Form 10-Q
period 2003-03-31
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2003-05-15
CIK 310522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2003

Commission File No.: 0-50231

Federal National Mortgage Association

(Exact name of registrant as specified in its charter)

Fannie Mae

Federally chartered corporation	52-0883107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3900 Wisconsin Avenue, NW	20016
Washington, DC	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (202) 752-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☐ Yes                    ☒ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

☐ Yes                    ☒ No

As of the close of business on April 30, 2003, there were 979,823,235 shares of common stock outstanding.

CROSS-REFERENCE INDEX TO FORM 10-Q

		Page

PART I	FINANCIAL INFORMATION	1
ITEM 1.	FINANCIAL STATEMENTS	27
	Independent Accountant’s Review Report	27
	Statements of Income	28
	Balance Sheets	29
	Statements of Changes in Stockholders’ Equity	30
	Statements of Cash Flows	31
	Notes to Financial Statements	32
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	1
	Selected Financial Data	1
	Results of Operations	3
	Core Business Earnings and Business Segment Results	7
	Off-Balance Sheet Arrangements	17
	Critical Accounting Policies	18
	Risk Management	18
	Liquidity and Capital Resources	24
	Performance Outlook	25
	Pending Accounting Standards	26
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	39
ITEM 4.	CONTROLS AND PROCEDURES	39
PART II	OTHER INFORMATION	40
ITEM 1.	LEGAL PROCEEDINGS	40
ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	40
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	40
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	40
ITEM 5.	OTHER INFORMATION	41
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	41
SIGNATURES		42
CERTIFICATIONS		43

The interim financial information provided in this report reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for such periods. Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in our interim financial statements are not necessarily indicative of the results that may be expected for the full year. The interim financial information should be read in conjunction with Fannie Mae’s 2002 Annual Report on Form 10-K, filed with the Securities and Exchange Commission and available on our Web site at www.fanniemae.com/ir and the SEC’s Web site at www.sec.gov under “Federal National Mortgage Association” or CIK number 0000310522. We do not intend these internet addresses to be active links. Therefore, other than our 2002 Annual Report on Form 10-K, the information that appears on these Web sites is not incorporated into this Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

SELECTED FINANCIAL DATA

The following selected financial data includes performance measures and ratios based on our reported results and core business earnings, a supplemental non-GAAP (generally accepted accounting principles) measure used by management in operating our business. Our core business earnings measures are not defined terms within GAAP and may not be comparable to similarly titled measures presented by other companies. See “Management’s Discussion and Analysis (“MD&A”)—Core Business Earnings and Business Segment Results” for a discussion of how we use core business earnings measures and why we believe they are helpful to investors. Our results for the three-month periods ended March 31, 2003 and 2002 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation. We have reclassified certain prior period amounts to conform to our current presentation. Results for the reported period are not necessarily indicative of the results that may be expected for the full year.

	Three Months Ended
	March 31,

	2003	2002

	(Dollars and shares in
	millions, except per
	share amounts)
Reported Earnings Data:
Net income	$1,941	$1,209
Preferred stock dividends	(30)	(33)

Net income available to common stockholders	$1,911	$1,176

Basic earnings per common share	$1.94	$1.18
Diluted earnings per common share	1.93	1.17
Weighted-average diluted common shares outstanding	990	1,002
Cash dividends per common share	$.39	$.33
Net interest yield, taxable-equivalent basis	1.60%	1.31%
Return on average assets	.85	.59
Average equity to average assets	1.9	2.3
Return on common equity	53.6	29.1
Ratio of earnings to combined fixed charges and preferred stock dividends(1)	1.27:1	1.15:1
Core Business Earnings Data:(2)
Core business earnings(3)	$1,851	$1,519
Core taxable-equivalent revenues(4)	3,604	2,840
Net interest margin, taxable-equivalent basis	1.25%	1.15%
Core return on average assets(5)	.81	.74
Core return on average realized common equity(6)	28.0	25.8

	March 31,	December 31,
	2003	2002

Balance Sheet Data:
Mortgage portfolio, net	$823,329	$797,693
Liquid assets	61,142	61,554
Total assets	913,264	887,515
Borrowings:
Due within one year	395,531	382,412
Due after one year	478,389	468,570
Total liabilities	895,360	871,227
Preferred stock	3,078	2,678
Stockholders’ equity	17,904	16,288
Core capital(7)	29,517	28,079
Total capital(8)	30,309	28,871

	Three Months Ended
	March 31,

Other Performance Measures:	2003	2002

Average effective guaranty fee rate(9)	.203%	.186%
Credit loss ratio(10)	.004	.005
Administrative expense ratio(11)	.073	.073
Efficiency ratio(12)	9.5	10.2
Mortgage purchases	$132,005	$90,946
MBS issues acquired by others(13)	203,934	106,804
Outstanding MBS(14)	1,107,520	896,310

(1)	“Earnings” consists of (a) income before federal income taxes and (b) fixed charges. Fixed charges represent interest expense.

(2)	See “MD&A—Core Business Earnings and Business Segment Results” for additional discussion of our supplemental non-GAAP (generally accepted accounting principles) core business earnings measures.

(3)	Core business earnings is a non-GAAP measure developed by management in conjunction with the adoption of FAS 133 to evaluate and assess the quality of Fannie Mae’s earnings from its principal business activities on a consistent basis. Core business earnings is presented on a net of tax basis and excludes changes in the time value of purchased options recorded under FAS 133 and includes purchased options premiums amortized on a straight-line basis over the original estimated life of the option.

(4)	A non-GAAP measure that includes revenues net of operating losses primarily on low-income housing tax credit limited partnerships and purchased options premiums amortization expense, adjusted to include taxable-equivalent amounts of tax-exempt income using the applicable federal income tax rate of 35 percent.

(5)	A non-GAAP measure calculated based on core business earnings less preferred stock dividends divided by average assets.

(6)	A non-GAAP measure calculated based on core business earnings less preferred stock dividends divided by average realized common stockholders’ equity (common stockholders’ equity excluding accumulated other comprehensive income).

(7)	The sum of (a) the stated value of common stock, (b) the stated value of outstanding noncumulative perpetual preferred stock, (c) paid-in capital, and (d) retained earnings, less treasury stock. Core capital represents a regulatory measure of capital.

(8)	The sum of (a) core capital and (b) the total allowance for loan losses and guaranty liability for MBS, less (c) the specific loss allowance. Total capital represents a regulatory measure of capital. Specific loss allowances totaled $16 million at March 31, 2003 and $19 million at December 31, 2002.

(9)	Calculated based on guaranty fee and related income from outstanding MBS. We use the term “MBS” (mortgage-backed securities) to refer to mortgage-related securities we issue and on which Fannie Mae guarantees payment of interest and principal.

(10)	Charge-offs, net of recoveries, and foreclosed property income as a percentage of average mortgage portfolio (on an amortized cost basis) and average outstanding MBS.

(11)	Administrative expenses as a percentage of average net mortgage portfolio and average outstanding MBS.

(12)	Administrative expenses as a percentage of core taxable-equivalent revenues.

(13)	MBS issued by Fannie Mae and purchased by investors other than Fannie Mae.

(14)	MBS held by investors other than Fannie Mae.

Fannie Mae is the nation’s largest source of funds for mortgage lenders and investors. Although we operate under a federal charter, we are a private, shareholder-owned company. Our purpose is to facilitate the flow of low-cost mortgage capital to increase the availability and affordability of homeownership for low-, moderate-, and middle-income Americans. We operate exclusively in the secondary mortgage market by purchasing mortgages and mortgage-related securities, including Fannie Mae mortgage-backed securities, from primary market institutions, such as commercial banks, savings and loan associations, mortgage companies, securities dealers, and other investors. We provide additional liquidity in the secondary market by issuing and guaranteeing mortgages and mortgage-related securities. We generate revenue from these activities through our two primary lines of business: Portfolio Investment business and Credit Guaranty business.

This report on Form 10-Q highlights significant factors influencing Fannie Mae’s results of operations and financial condition. Management’s Discussion and Analysis and other sections of our Form 10-Q contain forward-looking statements based on management’s estimates of trends and economic factors in the markets in which Fannie Mae is active as well as the company’s business plans. Such estimates and plans may change without notice and future results may vary from expected results if there are significant changes in economic, regulatory, or legislative conditions affecting Fannie Mae or its competitors. For a discussion of these factors, investors should review our Annual Report on Form 10-K for the year ended December 31, 2002. We undertake no duty to update these forward-looking statements.

RESULTS OF OPERATIONS

Overview

Our reported net income for the first quarter of 2003 totaled $1.941 billion, an increase of 61 percent over our first quarter 2002 reported results of $1.209 billion. Diluted earnings per share (“diluted EPS”) increased 65 percent to $1.93 from $1.17 in the first quarter of 2002. Our reported results are based on generally accepted accounting principles (“GAAP”), which include the effects of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”). FAS 133 generates significant volatility in our reported net income because it requires that we record in our income changes in the time value of purchased options that we use to manage interest rate risk, but it does not allow us to record in earnings changes in the intrinsic value of some of those options or similar changes in the fair value of options in all of our callable debt or mortgage assets. We expect purchased options expense to vary, often substantially, from period to period with changes in interest rates, expected interest rate volatility, and derivative activity.

Reported net interest income for the first quarter of 2003 increased 39 percent to $3.368 billion, while guaranty fee income increased 34 percent to $547 million. These increases were driven primarily by growth in our mortgage portfolio and outstanding MBS and increases in our reported net interest yield and average guaranty fee rate. Our market—residential mortgage debt outstanding—remained strong during the first quarter of 2003, growing at an estimated annualized rate of 11 percent despite continued economic uncertainty and market volatility. The record pace of mortgage originations carried over into the first quarter of 2003 from 2002 due to sustained strong demand for housing and a further decline in mortgage rates to record lows in March 2003, fueling another surge in refinancing activity. Increased demand for fixed-rate mortgages among commercial banks and other investors during the first quarter of 2003 resulted in relatively tighter mortgage-to-debt spreads. To meet the increased demand of investors, we stepped up our issuance of MBS and selectively grew our mortgage portfolio at an annualized rate of 13 percent. In addition, we continued to benefit from the unusually steep yield curve and low short-term interest rates that persisted throughout the quarter.

Management also tracks and analyzes Fannie Mae’s financial results based on a supplemental non-GAAP measure called “core business earnings” (previously referred to by us as “operating net income”). While core business earnings is not a substitute for GAAP net income, we rely on core business earnings in operating our business because we believe core business earnings provides our management and investors with a better measure of our financial results and better reflects our risk management strategies than our

GAAP net income. We developed core business earnings in conjunction with our January 1, 2001 adoption of FAS 133 to adjust for accounting differences between alternative transactions we use to hedge interest rate risk that produce similar economic results but require different accounting treatment under FAS 133. For example, our core business earnings measure allows management and investors to evaluate the quality of earnings from Fannie Mae’s principal business activities in a way that accounts for comparable hedging transactions in a similar manner. We discuss our core business earnings results in “MD&A— Core Business Earnings and Business Segment Results.”

Net Interest Income

Table 1 presents Fannie Mae’s net interest yield based on reported net interest income calculated on a taxable-equivalent basis. The net interest yield calculation subsequent to our adoption of FAS 133 does not fully reflect the cost of our purchased options (see “MD&A— Core Business Earnings and Business Segment Results— Core Net Interest Income” for a discussion of our supplemental non-GAAP measures, core net interest income and net interest margin).

Table 1: Net Interest Yield

	Three Months Ended
	March 31,

	2003	2002

	(Dollars in millions)
Interest income:
Mortgage portfolio	$12,590	$12,171
Nonmortgage investments and cash equivalents	306	405

Total interest income	12,896	12,576

Interest expense:(1)
Short-term debt	750	784
Long-term debt	8,778	9,362

Total interest expense	9,528	10,146

Net interest income	3,368	2,430
Taxable-equivalent adjustment on tax-exempt investments (2)	123	123

Taxable-equivalent net interest income	$3,491	$2,553

Average balances:(3)
Interest-earning assets:(4)
Mortgage portfolio, net	$804,804	$715,604
Nonmortgage investments and cash equivalents	67,135	65,165

Total interest-earning assets	871,939	780,769
Interest-free funds(5)	(28,432)	(23,970)

Total interest-earning assets funded by debt	843,507	756,799

Interest-bearing liabilities:(1)
Short-term debt	210,409	131,421
Long-term debt	633,098	625,378

Total interest-bearing liabilities	$843,507	$756,799

Average interest rates:(2, 3)
Interest-earning assets:
Mortgage portfolio, net	6.28%	6.85%
Nonmortgage investments and cash equivalents	1.84	2.52

Total interest-earning assets	5.94	6.49
Interest-free return(5)	.17	.18

Total interest-earning assets and interest-free return	6.11	6.67

Interest-bearing liabilities:(1)
Short-term debt	1.39	2.36
Long-term debt	5.55	5.99

Total interest-bearing liabilities	4.51	5.36

Net interest yield	1.60%	1.31%

(1)	Classification of interest expense and interest-bearing liabilities as short-term or long-term is based on effective maturity or repricing date, taking into consideration the effect of derivative financial instruments. In the first quarter of 2003, we revised our method of classifying interest expense between short-term and long-term on certain derivative instruments. This reclassification does not affect Fannie Mae’s total interest expense. We reclassified $41 million between short-term and long-term interest expense for the three months ended March 31, 2002 to conform to our current presentation.

(2)	Reflects non-GAAP adjustments to permit comparison of yields on tax-exempt and taxable assets based on a 35 percent marginal tax rate.

(3)	Averages have been calculated on a monthly basis based on amortized cost.

(4)	Includes average balance of nonaccrual loans of $5.8 billion and $4.2 billion for the three months ended March 31, 2003 and 2002, respectively.

(5)	Interest-free funds represent the portion of our investment portfolio funded by equity and non-interest bearing liabilities.

Reported net interest income for the first quarter of 2003 increased 39 percent over the first quarter of 2002 to $3.368 billion, driven by a 12 percent increase in our average net investment balance and a 29 basis point expansion in our reported net interest yield to 1.60 percent. Our average net investment balance (also referred to as total interest-earning assets) consists of our mortgage portfolio (net of unrealized gains and losses on available-for-sale securities and deferred balances) and nonmortgage investments. Our net interest yield benefited from an increase in the amount of purchased options used as a substitute for callable debt. The cost of purchased options is not included in our reported net interest income and net interest yield. However, the interest expense on callable debt is included in reported net interest income.

A rate/volume analysis of the changes in our reported net interest income between the first quarter of 2003 and the first quarter of 2002 is shown in Table 2.

Table 2: Rate/Volume Analysis of Changes in Reported Net Interest Income

		Attributable to
		Changes in(1)
	Increase
	(Decrease)	Volume	Rate

	(Dollars in millions)
First Quarter 2003 vs. First Quarter 2002
Interest income:
Mortgage portfolio	$419	$1,443	$(1,024)
Nonmortgage investments and cash equivalents	(99)	12	(111)

Total interest income	320	1,455	(1,135)

Interest expense:(2)
Short-term debt	(34)	358	(392)
Long-term debt	(584)	114	(698)

Total interest expense	(618)	472	(1,090)

Change in net interest income	$938	$983	$(45)

Change in taxable-equivalent adjustment on tax-exempt investments(3)	—

Change in taxable-equivalent net interest income	$938

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative size.

(2)	Classification of interest expense and interest-bearing liabilities as short-term or long-term is based on effective maturity or repricing date, taking into consideration the effect of derivative financial instruments.

(3)	Reflects non-GAAP adjustments to permit comparison of yields on tax-exempt and taxable assets based on a 35 percent marginal tax rate.

Guaranty Fee Income

Guaranty fee income grew 34 percent over the first quarter of 2002 to $547 million. The increase in guaranty fee income was driven by a 23 percent growth in average outstanding MBS and a 9 percent increase in the average effective guaranty fee rate on outstanding MBS.

Average outstanding MBS totaled $1.076 trillion in the first quarter of 2003, compared with $877 billion in the first quarter of 2002. MBS issues acquired by other investors totaled $204 billion in the first quarter of 2003, versus $107 billion in the first quarter of 2002. We expanded our issuance of MBS and curbed our purchase of mortgages and MBS in response to the increased demand for fixed-rate mortgages among commercial banks and other investors. The effective guaranty fee rate increased to 20.3 basis points in the first quarter of 2003 from 18.6 basis points in the first quarter of 2002 as a result of higher fee rates on new business and additional income from the accelerated revenue recognition of net deferred price adjustments due to increased mortgage prepayments.

Fee and Other Income, Net

Fee and other income totaled $114 million in the first quarter of 2003, up from $4 million of income in the first quarter of 2002. During the first quarter of 2003, we experienced a significant increase in transaction, technology, and multifamily fees due to a surge in business volumes associated with significant refinance activity. Transaction, technology, and multifamily fees totaled $245 million for the quarter, an increase of $156 million over the first quarter of 2002. The increase in transaction fees was partially offset by higher operating losses stemming from growth in our tax-advantaged investments in affordable housing projects, a reduction in miscellaneous other income, and a $83 million increase in impairment write-downs on various investments.

Credit-Related Expenses

Credit-related expenses, which include our provision for losses and foreclosed property income, totaled $20 million in the first quarter of 2003, compared with $22 million in the first quarter of 2002. Our provision for losses decreased $5 million from the first quarter of 2002 to $23 million. Foreclosed property income totaled $3 million in the first quarter of 2003, compared with $6 million in the first quarter of 2002.

Credit-related losses, which include charge-offs plus foreclosed property income, remained very low in the first quarter due to continued home price gains resulting from the strong housing market, the use of credit enhancements to minimize our credit losses, and aggressive management of problem loans. Credit-related losses totaled $20 million in the first quarter of 2003 and $22 million in the first quarter of 2002.

Administrative Expenses

Administrative expenses totaled $344 million in the first quarter of 2003, an increase of 19 percent over the first quarter of 2002. On January 1, 2003, we adopted the expense recognition provisions of the fair value method of accounting for stock-based compensation under Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (“FAS 123”) and began expensing all new stock-based compensation. The above-average growth in administrative expenses was due primarily to costs incurred in reengineering Fannie Mae’s core technology infrastructure to enhance our ability to process and manage the risk on mortgage assets and the expensing of all new stock-based compensation.

We evaluate growth in administrative expenses based on growth in core taxable-equivalent revenues and our average book of business. Core taxable-equivalent revenues is a supplemental non-GAAP measure discussed further in “MD&A—Core Business Earnings and Business Segment Results.” Despite the above-average growth in administrative expenses, our efficiency ratio—the ratio of administrative expenses to core taxable-equivalent revenues—declined to 9.5 percent in the first quarter of 2003 from 10.2 percent in the first quarter of 2002. The ratio of administrative expenses as a percentage of our average book of business was .073 percent in the first quarter of 2003, the same level as first quarter 2002.

Purchased Options Expense

Purchased options expense totaled $625 million in the first quarter of 2003, down from $787 million in the first quarter of 2002. The mark-to-market of the time value of our purchased options will vary from period to period with changes in interest rates, expected interest rate volatility, and derivative activity. FAS 133 requires that we record changes in the time value of our purchased options in earnings, but we are not allowed under FAS 133 to recognize in earnings changes in the intrinsic value of some of these options.

Debt Extinguishments

We recognized $392 million in losses from the call and repurchase of $48 billion in debt in the first quarter of 2003. In comparison, we recognized $172 million in losses on the call and repurchase of $30 billion of debt in the first quarter of 2002. We regularly call or repurchase debt as part of our interest rate risk management strategy.

Income Taxes

Our effective tax rate on reported net income in the first quarter of 2003 was 27 percent based on a provision for federal income taxes of $707 million. In comparison, our effective tax rate for the same prior year period was 23 percent and our tax provision totaled $362 million in the first quarter of 2002. Because of the significant increase in our pre-tax reported income, our tax-exempt income and the tax credits we receive on our tax-advantaged investments provided less relative tax benefit to our reported effective tax rate. Our effective tax rate based on core business earnings, which is adjusted for the impact of FAS 133 on our purchased options, was 26 percent in the first quarter of 2003, unchanged from the same period last year.

CORE BUSINESS EARNINGS AND BUSINESS SEGMENT RESULTS

Management relies primarily on core business earnings, a supplemental non-GAAP measure developed in conjunction with our adoption of FAS 133, to evaluate Fannie Mae’s financial performance. While core business earnings is not a substitute for GAAP net income, we rely on core business earnings in operating our business because we believe core business earnings provides our management and investors with a better measure of our financial results and better reflects our risk management strategies than our GAAP net income. Core business earnings excludes the unpredictable volatility in the time value of purchased options because we generally intend to hold these options to maturity, and we do not believe the period-to-period variability in our reported net income from changes in the time value of our purchased options accurately reflects the underlying risks or economics of our hedging strategy. Core business earnings includes amortization of purchased options premiums on a straight-line basis over the original expected life of the options. The net amount of purchased options amortization expense recorded under our core business earnings measure will equal the net amount of purchased options expense ultimately recorded under FAS 133 in our reported net income over the life of our options. However, our amortization treatment is more consistent with the accounting for embedded options in our callable debt and more accurately reflects the underlying economics of our use of purchased options as a substitute for issuing callable debt—two alternate hedging strategies that are economically very similar but require different accounting treatment.

Management also relies on several other non-GAAP performance measures related to core business earnings to evaluate Fannie Mae’s performance. These key performance measures include core taxable-equivalent revenues, core net interest income, and net interest margin. We discuss these measures further in this section and provide a discussion of our business segments, which we also evaluate based on core business earnings. Our core business earnings measures are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies.

Core Business Earnings

Core business earnings for the first quarter of 2003 grew 22 percent over the first quarter of 2002 to $1.851 billion due primarily to strong growth in our core net interest income and guaranty fee income. Highlights of our first quarter 2003 performance compared with first quarter 2002 include:

•	27 percent increase in core taxable-equivalent revenues to $3.604 billion

•	23 percent increase in core net interest income to $2.604 billion

•	10 basis point increase in the net interest margin to 1.25 percent

•	34 percent increase in guaranty fee income

•	$110 million increase in fee and other income to $114 million

•	Decline in our credit loss ratio to .4 basis points from .5 basis points

•	Losses of $392 million from the call and repurchase of debt compared with $172 million

•	25 percent annualized growth in our combined book of business (gross mortgage portfolio and outstanding MBS) during the first quarter of 2003, compared with 18 percent annualized growth in the first quarter of 2002

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

The following table shows our line of business and consolidated core business earnings results for the first quarter of 2003 and 2002. The only difference between core business earnings and reported net income relates to the FAS 133 accounting treatment for purchased options, which affects our Portfolio Investment business. Core business earnings does not exclude any other accounting effects related to the application of FAS 133. The FAS 133-related reconciling items between our core business earnings and reported results have no effect on our Credit Guaranty business.

Table 3: Reconciliation of Core Business Earnings to Reported Results

	Three Months Ended March 31, 2003

				Reconciling Items
			Total Core	Related to
	Portfolio	Credit	Business	Purchased		Reported
	Investment	Guaranty	Earnings	Options		Results

	(Dollars in millions)
Net interest income	$3,186	$182	$3,368	$—		$3,368
Purchased options amortization expense	(764)	—	(764)	764	(2)	—

Core net interest income	2,422	182	2,604	764		3,368
Guaranty fee income (expense)	(404)	951	547	—		547
Fee and other income, net	123	(9)	114	—		114
Credit-related expenses(1)	—	(20)	(20)	—		(20)
Administrative expenses	(101)	(243)	(344)	—		(344)
Purchased options expense under FAS 133	—	—	—	(625	)(3)	(625)
Debt extinguishments	(392)	—	(392)	—		(392)

Income before federal income taxes	1,648	861	2,509	139		2,648
Provision for federal income taxes	(484)	(174)	(658)	(49	)(4)	(707)

Net income	$1,164	$687	$1,851	$90		$1,941

	Three Months Ended March 31, 2002

				Reconciling Items
			Total Core	Related to
	Portfolio	Credit	Business	Purchased		Reported
	Investment	Guaranty	Earnings	Options		Results

Net interest income	$2,269	$161	$2,430	$—		$2,430
Purchased options amortization expense	(310)	—	(310)	310	(2)	—

Core net interest income	1,959	161	2,120	310		2,430
Guaranty fee income (expense)	(318)	726	408	—		408
Fee and other income, net	61	(57)	4	—		4
Credit-related expenses(1)	—	(22)	(22)	—		(22)
Administrative expenses	(85)	(205)	(290)	—		(290)
Purchased options expense under FAS 133	—	—	—	(787	)(3)	(787)
Debt extinguishments	(172)	—	(172)	—		(172)

Income before federal income taxes	1,445	603	2,048	(477)		1,571
Provision for federal income taxes	(427)	(102)	(529)	167	(4)	(362)

Net income	$1,018	$501	$1,519	$(310)		$1,209

(1)	Credit-related expenses include the income statement line items “Provision for losses” and “Foreclosed property income.”

(2)	Represents the straight-line amortization of purchased options premiums that we allocate to interest expense over the original expected life of the options. We include this amount in core business earnings instead of recording changes in the time value of purchased options because this treatment is more consistent with the accounting for the embedded options in our callable debt and the vast majority of our mortgages.

(3)	Represents changes in the fair value of the time value of purchased options recorded in accordance with FAS 133. We exclude this amount from our core business earnings measure because the period-to-period fluctuations in the time value portion of our options do not reflect the economics of our current risk management strategy, which generally is to hold our purchased options to maturity or exercise date. Consequently, we do not expect to realize the period-to-period fluctuations in time value. In addition, the accounting for purchased options under FAS 133 is inconsistent with the accounting for embedded options in our callable debt and mortgages.

(4)	Represents the net federal income tax effect of core business earnings adjustments based on the applicable federal income tax rate of 35 percent.

The guaranty fee income that we allocate to the Credit Guaranty business for managing the credit risk on mortgage-related assets held by the Portfolio Investment business is offset by a corresponding guaranty fee expense allocation to the Portfolio Investment business in our line of business results. Thus, there is no inter-segment elimination adjustment between our total line of business guaranty fee income and our reported guaranty fee income. For line of business reporting purposes, we allocate transaction fees that we earn for structuring and facilitating securities transactions primarily to our Portfolio Investment business. We allocate technology-related fees that we earn from providing Desktop Underwriter and other technology services to our customers and fees we earn for providing credit enhancement alternatives to our customers primarily to our Credit Guaranty business.

Core Taxable-Equivalent Revenues

Core taxable-equivalent revenues for the first quarter of 2003 increased 27 percent over the first quarter of 2002 to $3.604 billion primarily due to strong growth in core net interest income and guaranty fee income. Table 4 reconciles core taxable-equivalent revenues to taxable-equivalent revenues and provides a comparison between the first quarter of 2003 and 2002.

Table 4: Core Taxable-Equivalent Revenues

	Three Months Ended
	March 31,

	2003	2002

	(Dollars in millions)
Net interest income	$3,368	$2,430
Guaranty fees	547	408
Fee and other income, net(1)	114	4

Total revenues	4,029	2,842
Taxable-equivalent adjustments:
Investment tax credits(2)	216	185
Tax-exempt investments(3)	123	123

Taxable-equivalent revenues	4,368	3,150
Purchased options amortization expense(4)	(764)	(310)

Core taxable-equivalent revenues	$3,604	$2,840

(1)	Includes net losses on certain tax-advantaged investments totaling $71 million and $65 million for the three months ended March 31, 2003 and 2002, respectively.

(2)	Represents non-GAAP taxable-equivalent adjustments for tax credits related to operating losses on certain affordable housing tax- advantaged equity investments and other investment tax credits using the applicable federal income tax rate of 35 percent.

(3)	Represents non-GAAP adjustments to permit comparisons of yields on tax-exempt and taxable assets based on a 35 percent marginal tax rate.

(4)	Represents non-GAAP adjustment for straight-line amortization of purchased options premiums that would have been recorded prior to the adoption of FAS 133 in 2001.

Core Net Interest Income

Table 5 reconciles taxable-equivalent core net interest income to our reported net interest income and presents an analysis of our net interest margin. Our taxable-equivalent core net interest income and net interest margin are significantly different than our reported taxable-equivalent net interest income and net interest yield because our core measures include the amortization of our purchased options premiums on a straight-line basis over the life of the option, which is not in accordance with GAAP.

Table 5: Net Interest Margin

	Three Months Ended
	March 31,

	2003	2002

	(Dollars in millions)
Net interest income	$3,368	$2,430
Purchased options amortization expense(1)	(764)	(310)

Core net interest income	2,604	2,120
Taxable-equivalent adjustment on tax-exempt investments (2)	123	123

Taxable-equivalent core net interest income	$2,727	$2,243

Average balances:(3)
Interest-earning assets:(4)
Mortgage portfolio, net	$804,804	$715,604
Nonmortgage investments and cash equivalents	67,135	65,165

Total interest-earning assets	871,939	780,769
Interest-free funds(5)	(28,432)	(23,970)

Total interest-earning assets funded by debt	843,507	756,799

Interest-bearing liabilities:(6)
Short-term debt	210,409	131,421
Long-term debt	633,098	625,378

Total interest-bearing liabilities	$843,507	$756,799

Average interest rates:(2, 3)
Interest-earning assets:
Mortgage portfolio, net	6.28%	6.85%
Nonmortgage investments and cash equivalents	1.84	2.52

Total interest-earning assets	5.94	6.49
Interest-free return(5)	.19	.18

Total interest-earning assets and interest-free return	6.13	6.67

Interest-bearing liabilities:(6)
Short-term debt	1.66	2.56
Long-term debt	5.94	6.15

Total interest-bearing liabilities	4.88	5.52

Net interest margin	1.25%	1.15%

(1)	Reflects non-GAAP adjustment for straight-line amortization of purchased options premiums that would have been recorded prior to the adoption of FAS 133 in 2001.

(2)	Reflects non-GAAP adjustments to permit comparison of yields on tax-exempt and taxable assets based on a 35 percent marginal tax rate.

(3)	Averages have been calculated on a monthly basis based on amortized cost.

(4)	Includes average balance of nonaccrual loans of $5.8 billion and $4.2 billion for the three months ended March 31, 2003 and 2002, respectively.

(5)	Interest-free funds represent the portion of our investment portfolio funded by equity and non-interest bearing liabilities.

(6)	Classification of interest expense and interest-bearing liabilities as short-term or long-term is based on effective maturity or repricing date, taking into consideration the effect of derivative financial instruments. The cost of debt includes expense for the amortization of purchased options. In the first quarter of 2003, we revised our method of classifying interest expense between short-term and long-term on certain derivative instruments. This reclassification does not affect Fannie Mae’s total interest expense. We reclassified $41 million between short-term and long-term interest expense for the three months ended March 31, 2002 to conform to our current presentation.

Core net interest income for the first quarter of 2003 increased $484 million or 23 percent over the first quarter of 2002 to $2.604 billion. The increase was due primarily to a 12 percent increase in our average net investment balance (total interest earning assets) and a 10 basis point increase in the net interest margin to 1.25 percent. Table 6 shows a rate/volume analysis of changes in core net interest income between the first quarter of 2003 and the first quarter of 2002.

Table 6: Rate/Volume Analysis of Changes in Core Net Interest Income

		Attributable to
		Changes in(1)
	Increase
	(Decrease)	Volume	Rate

	(Dollars in millions)
First Quarter 2003 vs. First Quarter 2002
Interest income:
Mortgage portfolio	$419	$1,443	$(1,024)
Nonmortgage investments and cash equivalents	(99)	12	(111)

Total interest income	320	1,455	(1,135)

Interest expense:(2)
Short-term debt	(34)	358	(392)
Long-term debt	(584)	114	(698)

Total interest expense	(618)	472	(1,090)

Change in net interest income	$938	$983	$(45)

Change in purchased options amortization expense(3)	(454)

Change in core net interest income	$484
Change in taxable-equivalent adjustment on tax-exempt investments(4)	—

Change in taxable-equivalent core net interest income	$484

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative size.

(2)	Classification of interest expense and interest-bearing liabilities as short-term or long-term is based on effective maturity or repricing date, taking into consideration the effect of derivative financial instruments.

(3)	Reflects non-GAAP adjustment for straight-line amortization of purchased options premiums that we would have recorded under GAAP prior to adopting FAS 133.

(4)	Reflects non-GAAP adjustments to permit comparison of yields on tax-exempt and taxable assets based on a 35 percent marginal tax rate.

Business Segment Results

Portfolio Investment Business

Our Portfolio Investment business manages the interest rate risk of Fannie Mae’s mortgage portfolio and nonmortgage investments. Core business earnings generated by our Portfolio Investment business are primarily reflected in core net interest income. Core business earnings for the first quarter of 2003 for our Portfolio Investment business increased 14 percent over first quarter 2002 to $1.164 billion. We selectively grew our mortgage portfolio during the first quarter of 2003 at an annualized rate of 13 percent, which was significantly less than the growth rate of our outstanding MBS but above the estimated 11 percent growth rate of our market of residential mortgage debt outstanding. Our overall mortgage portfolio growth slowed during the first quarter of 2003 and contracted in March 2003 as the level of liquidations remained high, and we experienced strong competition for mortgages among banks and other investors that narrowed spreads between mortgage yields and our debt costs (mortgage-to-debt spreads) and produced less attractive purchase opportunities.

We had expected our net interest margin to begin to decline in early 2003 as interest rates leveled off or moved higher. However, interest rates dropped further in the early part of 2003, resulting in an increase in projected mortgage liquidations and a continuation of the unusually steep yield curve. In response to these conditions, we maintained an unusually high percentage of short-term financing at a lower cost for longer than we had anticipated, which reduced our interest expense and caused our net interest margin to rise further. The difference in the timing between the settlement of mortgage commitments, mortgage liquidations, and funding also had a favorable impact on our net interest margin.

Mortgage Portfolio

Table 7 summarizes mortgage portfolio activity on a gross basis and average yields for the first quarter of 2003 and 2002, and Table 8 shows the distribution of Fannie Mae’s mortgage portfolio by product type at March 31, 2003 and December 31, 2002.

Table 7: Mortgage Portfolio Activity(1)

	Purchases		Sales		Repayments(2)

	Three Months		Three Months		Three Months
	Ended March 31,		Ended March 31,		Ended March 31,

	2003	2002	2003	2002	2003	2002

	(Dollars in millions)
Single-family:
Government insured or guaranteed	$928	$1,255	$58	$6	$4,282	$2,841

Conventional:
Long-term, fixed-rate	105,784	74,262	959	2,558	94,057	50,928
Intermediate-term, fixed-rate	19,570	11,868	200	74	4,301	4,304
Adjustable-rate	3,555	1,514	54	114	2,414	2,390

Total conventional single-family	128,909	87,644	1,213	2,746	100,772	57,622

Total single-family	129,837	88,899	1,271	2,752	105,054	60,463
Multifamily	2,168	2,047	—	379	554	509

Total	$132,005	$90,946	$1,271	$3,131	$105,608	$60,972

Average net yield	5.34%	6.31%			6.61%	7.01%
Annualized repayments as a percentage of average mortgage portfolio					52.3%	33.8%

(1)	Excludes premiums, discounts, and other deferred price adjustments.

(2)	Includes mortgage loan prepayments, scheduled amortization, and foreclosures.

Table 8: Mortgage Portfolio Composition(1)

	March 31,	December 31,
	2003	2002

	(Dollars in millions)
Mortgages

Single-family:
Government insured or guaranteed	$5,653	$5,458

Conventional:
Long-term, fixed-rate	106,017	103,220
Intermediate-term, fixed-rate(2)	59,764	54,503
Adjustable-rate	9,395	9,045

Total conventional single-family	175,176	166,768

Total single-family	180,829	172,226

Multifamily:
Government insured or guaranteed	1,273	1,353
Conventional	13,531	12,218

Total multifamily	14,804	13,571

Total mortgages	$195,633	$185,797

Mortgage-related securities

Single-family:
Government insured or guaranteed	$29,578	$33,293

Conventional:
Long-term, fixed-rate	518,194	510,435
Intermediate-term, fixed-rate(2)	49,203	39,409
Adjustable-rate	14,686	13,946

Total conventional single-family	582,083	563,790

Total single-family	611,661	597,083

Multifamily:
Government insured or guaranteed	7,635	7,370
Conventional	7,286	7,050

Total multifamily	14,921	14,420

Total mortgage-related securities	$626,582	$611,503

Mortgage portfolio, net

Single-family:
Government insured or guaranteed	$35,231	$38,751

Conventional:
Long-term, fixed-rate	624,211	613,655
Intermediate-term, fixed-rate(2)	108,967	93,912
Adjustable-rate	24,081	22,991

Total conventional single-family	757,259	730,558

Total single-family	792,490	769,309

Multifamily:
Government insured or guaranteed	8,908	8,723
Conventional	20,817	19,268

Total multifamily	29,725	27,991

Total mortgage portfolio	822,215	797,300
Unamortized premium, discount, and deferred price adjustments, net(3)	1,193	472
Allowance for loan losses(4)	(79)	(79)

Mortgage portfolio, net	$823,329	$797,693

Average net yield	6.21%	6.45%

(1)	Data reflects unpaid principal balance adjusted to include mark-to-market gains and losses on available-for-sale securities.

(2)	Intermediate-term, fixed-rate consists of portfolio loans with contractual maturities at purchase equal to or less than 20 years and MBS and other mortgage-related securities held in portfolio with maturities of 15 years or less at issue date.

(3)	Includes net unamortized premiums of $769 million at March 31, 2003 and $135 million at December 31, 2002 related to available-for-sale and held-to-maturity mortgage-related securities.

(4)	Guaranty liability for probable losses on loans underlying MBS is included in “Guaranty liability for MBS.”

Nonmortgage Investments

Nonmortgage investments consist of our Liquid Investment Portfolio (“LIP”) and other nonmortgage related investments. Nonmortgage investments decreased 8 percent to $55 billion at March 31, 2003, from $60 billion at December 31, 2002.

Table 9 shows the composition, weighted-average maturities, and credit ratings of our available-for-sale and held-to-maturity nonmortgage investments at March 31, 2003 and December 31, 2002.

Table 9: Nonmortgage Investments

Nonmortgage Investments Classified as Available-for-Sale

	March 31, 2003

					Weighted
		Gross	Gross		Average
	Amortized	Unrealized	Unrealized	Fair	Maturity	% Rated A
	Cost	Gains	Losses	Value	in Months	or Better

	(Dollars in millions)
Available-for-sale:
Asset-backed securities	$24,998	$76	$(135)	$24,939	32.0	100.0
Floating rate notes(1)	12,772	10	(18)	12,764	13.2	90.8
Taxable auction notes	3,488	—	—	3,488	.4	100.0
Corporate bonds	1,689	35	(1)	1,723	17.2	49.1
Commercial paper	432	—	—	432	.4	100.0
Auction rate preferred stock	103	—	—	103	1.3	47.3
Other	50	—	—	50	10.7	100.0

Total	$43,532	$121	$(154)	$43,499	22.9	95.2

	December 31, 2002

					Weighted
		Gross	Gross		Average
	Amortized	Unrealized	Unrealized	Fair	Maturity	% Rated A
	Cost	Gains	Losses	Value	in Months	or Better

Available-for-sale:
Asset-backed securities	$22,281	$98	$(68)	$22,311	30.0	100.0
Floating rate notes(1)	11,754	10	(29)	11,735	10.6	87.6
Taxable auction notes	949	—	—	949	.2	100.0
Corporate bonds	1,149	42	—	1,191	12.8	25.2
Commercial paper	100	—	—	100	2.2	100.0
Auction rate preferred stock	112	—	(4)	108	2.5	43.5
Other	400	—	—	400	1.1	100.0

Total	$36,745	$150	$(101)	$36,794	22.0	93.5

(1)	As of March 31, 2003 and December 31, 2002, 100 percent of floating rate notes repriced at intervals of 90 days or less.

Nonmortgage Investments Classified as Held-to-Maturity

	March 31, 2003

					Weighted
		Gross	Gross		Average
	Amortized	Unrealized	Unrealized	Fair	Maturity	% Rated A
	Cost	Gains	Losses	Value	in Months	or Better

	(Dollars in millions)
Held-to-maturity:
Repurchase agreements	$9,133	$—	$—	$9,133	.5	100.0
Federal funds	950	—	—	950	1.0	100.0
Auction rate preferred stock	745	—	—	745	.8	100.0
Eurodollar time deposits	200	—	—	200	.3	100.0
Other	633	—	—	633	8.6	100.0

Total	$11,661	$—	$—	$11,661	1.0	100.0

	December 31, 2002

					Weighted
		Gross	Gross		Average
	Amortized	Unrealized	Unrealized	Fair	Maturity	% Rated A
	Cost	Gains	Losses	Value	in Months	or Better

Held-to-maturity:
Repurchase agreements	$20,732	$—	$—	$20,732	.5	100.0
Federal funds	150	—	—	150	1.9	100.0
Auction rate preferred stock	402	—	—	402	1.0	100.0
Eurodollar time deposits	1,398	—	—	1,398	.8	100.0
Commercial paper	100	—	—	100	.7	100.0
Other	268	1	—	269	4.9	100.0

Total	$23,050	$1	$—	$23,051	.6	100.0

Our nonmortgage investments combined with cash and cash equivalents represent our total liquid investments. Liquid investments totaled $61 billion at March 31, 2003, compared with $62 billion at December 31, 2002.

Debt Securities

Total debt outstanding increased 3 percent to $874 billion at March 31, 2003 from $851 billion at December 31, 2002. Table 10 compares debt issuances and repayments between the first quarter of 2003 and the first quarter of 2002.

Table 10: Debt Activity

	Three Months
	Ended March 31,

	2003	2002

(Dollars in billions)
Issued:
Amount	$651	$524
Average cost	1.41%	2.12%
Redeemed:
Amount	$628	$517
Average cost	1.71%	2.25%

We adjust the maturity and redemption value of our outstanding debt to show the effect of our use of derivatives to supplement our issuance of debt and to hedge against fluctuations in interest rates. Table 11 shows the amount and cost of effective short- and long-term outstanding debt at March 31, 2003 and December 31, 2002, while Table 12 shows the maturity and cost of our effective long-term debt.

Table 11: Effective Short-Term and Long-Term Debt

	March 31,	December 31,
	2003	2002

	(Dollars in millions)
Outstanding:
Short-term:(1)
Net amount	$173,243	$192,702
Cost	1.36%	1.52%
Weighed-average maturity (in months)	4	3
Percent of total debt outstanding	20%	23%
Long-term:(2)
Net amount	$693,891	$651,827
Cost	5.20%	5.48%
Weighed-average maturity (in months)	73	75
Percent of total debt outstanding	80%	77%
Total:
Net amount(3)	$867,134	$844,529
Cost	4.60%	4.81%
Weighed-average maturity (in months)	56	58

(1)	Represents the redemption value of short-term debt adjusted to include the effect of derivative instruments that replicate short-term, variable-rate debt securities and exclude short-term debt securities that have been economically converted into long-term debt funding through interest rate swaps.

(2)	Represents the redemption value of long-term debt adjusted to include the effect of short-to-long interest rate swaps that economically convert short-term debt securities into long-term debt securities and exclude long-term debt securities that have been economically converted into short-term funding through interest rate swaps.

(3)	Represents the redemption value of outstanding debt at period end. Excludes the effect of amortization of premiums, discounts, issuance costs, and hedging results.

Table 12: Maturities of Effective Long-Term Debt

			Assuming Callable Debt
			Redeemed at Initial
	Contractual Maturity		Call Date

	Amount	Accounting	Amount	Accounting
	Outstanding(1)	Cost(2)	Outstanding(1)	Cost(2)

	(Dollars in millions)
Currently callable	$—	—%	$12,080	5.17%
2003	58,529	4.89	211,343	4.51
2004	102,033	4.42	162,230	5.31
2005	93,165	4.36	79,467	5.45
2006	74,704	4.61	68,929	5.28
2007	79,758	5.08	49,167	5.63
2008 and later	285,702	6.00	110,675	5.90

	$693,891	5.20	$693,891	5.20

(1)	Amount outstanding includes long-term debt, effective fixed-rate debt and notional amount of long-term interest rate swaps. Also includes debt linked to swaptions, which makes it effective callable debt. Excludes effective variable-rate debt.

(2)	Accounting cost represents the monthly equivalent yield that discounts the amount due at maturity to the net proceeds over the expected life of the security. Includes the impact of debt swaps.

Seventy-two percent of our mortgage portfolio had option-embedded protection at March 31, 2003, a decrease from 75 percent at December 31, 2002, but still above the average range of the past three years. Option-based derivative instruments represented 40 percent and callable debt accounted for 60 percent of the $591 billion in option-embedded debt outstanding at March 31, 2003. In comparison, option-based derivative instruments represented 42 percent and callable debt accounted for 58 percent of the $601 billion in option-embedded debt outstanding at December 31, 2002. Table 13 presents option-embedded debt instruments as a percentage of our net mortgage portfolio at March 31, 2003 and 2002, and December 31, 2002.

Table 13: Option-Embedded Debt Instruments

	Three Months
	Ended
	March 31,
			December 31,
	2003	2002	2002

	(Dollars in millions)
Issued during period	$67	$65	$384
Outstanding	591	406	601
Percentage of net mortgage portfolio	72%	55%	75%

Credit Guaranty Business

Our Credit Guaranty business has primary responsibility for managing all of our mortgage credit risk. Core business earnings generated by our Credit Guaranty business are primarily reflected in guaranty fee income. First quarter 2003 core business earnings for our Credit Guaranty business grew 37 percent over first quarter 2002 to $687 million. The increase in core business earnings for our Credit Guaranty business was driven primarily by a 31 percent increase in guaranty fee income. Guaranty fee income for our Credit Guaranty business increased largely due to 18 percent growth in our average book of business and a 2 basis point increase in the average fee rate to 20.2 basis points. The average fee rate for our Credit Guaranty business includes the effect of guaranty fee income allocated to the Credit Guaranty business for managing the credit risk on mortgage-related assets held by the Portfolio Investment business. It therefore differs from our consolidated average effective guaranty fee rate, which excludes guaranty fees on MBS held in our portfolio because these fees are reported as interest income.

OFF-BALANCE SHEET ARRANGEMENTS

We enter into off-balance sheet arrangements to facilitate our statutory purpose of providing mortgage funds to the secondary market and reduce Fannie Mae’s exposure to interest rate fluctuations. These arrangements may involve elements of credit and interest rate risk in excess of amounts recognized on Fannie Mae’s balance sheet. Table 14 shows our off-balance sheet arrangements at March 31, 2003 and December 31, 2002, which primarily include outstanding MBS and commitments to purchase mortgage assets or issue and guarantee MBS.

Table 14: Off-Balance Sheet Arrangements

	March 31,	December 31,
	2003	2002

	(Dollars in billions)
Contractual amounts:
Outstanding MBS(1)	$1,108	$1,029

Master commitments:
Mandatory	53	41
Optional	12	6

Portfolio purchase commitments:
Mandatory	73	85
Optional	3	3

Credit enhancements	12	12
Other investments	3	3

(1)	MBS held by investors other than Fannie Mae.

Table 15 summarizes outstanding MBS at March 31, 2003 and December 31, 2002, and issued and guaranteed MBS for the quarters ended March 31, 2003 and 2002.

Table 15: Outstanding MBS(1)

	March 31,	December 31,
	2003	2002

	(Dollars in millions)
Outstanding MBS(2)	$1,107,520	$1,029,456
Total MBS outstanding(3)	1,637,474	1,538,287

	Three Months Ended
	March 31,

	2003	2002

MBS issues acquired by others	$203,934	$106,804
Total MBS issued(4)	292,574	173,916

(1)	MBS may be resecuritized to back Fannie Megas, Stripped MBS (“SMBS”), or REMICs. With respect to those MBS, the amounts shown only include the principal amount of the MBS once. Amounts also include guaranteed REMICs created from whole loans not owned or guaranteed by Fannie Mae.

(2)	MBS held by investors other than Fannie Mae.

(3)	Includes $530 billion at March 31, 2003 and $509 billion at December 31, 2002 of MBS in Fannie Mae’s portfolio.

(4)	Total issued for the three months ended March 31, 2003 and 2002 includes $89 billion and $67 billion, respectively, of MBS purchased by Fannie Mae. Total issued for the three months ended March 31, 2003 and 2002 excludes $6 billion and $2 billion, respectively, of MBS that Fannie Mae issued from loans in our portfolio.

REMIC issuances totaled $73 billion in the first quarter of 2003, compared with $37 billion in the first quarter of 2002. Lower interest rates continued to fuel MBS issuances, making more collateral available for REMICs. The REMIC market continued to be attractive to investors because of the effect of the steeper yield curve. The outstanding balance of REMICs (including REMICs held in Fannie Mae’s portfolio) was $369 billion at March 31, 2003, compared with $347 billion at December 31, 2002.

CRITICAL ACCOUNTING POLICIES

Fannie Mae’s financial statements and reported results are based on GAAP, which requires us in some cases to use estimates and assumptions that may affect our reported results and disclosures. We believe the application of the following accounting policies involve the most critical or complex estimates and assumptions used in preparing Fannie Mae’s financial statements: determining the adequacy of the allowance for loan losses and guaranty liability for MBS; projecting mortgage prepayments to calculate the amortization of deferred price adjustments on mortgages and mortgage-related securities held in portfolio and guaranteed mortgage-related securities; and estimating the time value of our purchased options. We discuss the assumptions involved in applying these policies in Fannie Mae’s 2002 Annual Report on Form 10-K under “MD&A—Application of Critical Accounting Policies.”

We evaluate our accounting estimates and assumptions on an on-going basis. As of March 31, 2003, we had not made any significant changes from our audited 2002 financial statements to the estimates and assumptions used in applying our critical accounting policies. While we believe our estimates and assumptions are reasonable based on historical experience and other factors, actual results could differ from those estimates and these differences could be material to the financial statements.

RISK MANAGEMENT

Fannie Mae is exposed to several major areas of risk, including interest rate risk and credit risk, that are discussed in our Annual Report on Form 10-K for the year ended December 31, 2002 under “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Risk Management.”

Interest Rate Risk Management

Interest rate risk is the risk of loss to future earnings or long-term value that may result from changes in interest rates. We utilize a wide range of risk measures and analyses to manage the interest rate risk inherent in the mortgage portfolio, including ongoing business risk measures and run-off measures of the existing portfolio. We rely on net interest income at risk as our primary ongoing business measure of interest rate risk and the portfolio duration gap as our primary run-off measure of interest rate risk. We disclose our net interest income at risk and duration gap measures on a monthly basis. We believe these measures together provide a more informative profile of our overall interest rate risk position than either measure alone.

• Net Interest Income at Risk

Net interest income at risk measures the projected impact of changes in the level of interest rates and the shape of the yield curve on the mortgage portfolio’s expected or “base” core net interest income over the immediate future one- and four-year periods. Our net interest income at risk disclosure represents the extent to which our core net interest income over the next one-year and four-year periods is at risk due to a plus or minus 50 basis point parallel change in the current Fannie Mae yield curve and from a 25 basis point change in the slope of Fannie Mae’s yield curve. We selected these shocks for our monthly disclosure because they capture approximately 95 percent of historical changes in interest rates over a one-month reporting period.

Table 16 compares our March 31, 2003 and December 31, 2002 net interest income at risk over a one-year and four-year period under each of the interest rate scenarios. A positive number indicates the percent by which projected adjusted net interest income could be reduced by the rate shock. These calculations reflect management’s assumptions of most likely market conditions. Actual portfolio core net interest income may differ from these calculations because of specific interest rate movements, changing business conditions, changing prepayments, and management actions.

Table 16: Net Interest Income at Risk

	Assuming a 50 basis		Assuming a 25 basis
	point change in		point change in slope
	interest rates		of the yield curve

	One-year	Four-year	One-year	Four-year

March 31, 2003	1.7%	2.8%	4.4%	6.7%
December 31, 2002	.6	1.6	4.7	6.6

• Duration Gap

We apply the same interest rate process, prepayment models, and volatility assumptions used in our net interest income at risk measure to generate the portfolio duration gap. However, we do not incorporate projected future business activity or nonmortgage investments into our duration gap measure. The duration gap measures the difference between the estimated durations of portfolio assets and liabilities and summarizes the extent to which estimated cash flows for assets and liabilities are matched, on average, over time and across interest rate scenarios. A positive duration gap signals a greater exposure to rising interest rates because it indicates that the duration of our assets exceeds the duration of our liabilities. A negative duration gap signals a greater exposure to declining interest rates because the duration of our assets is less than the duration of our liabilities.

In March 2003, we began reporting our duration gap as a weighted average for the month. Previously, we had reported the duration gap as of the last business day of each month. We believe that reporting a weighted average monthly duration gap provides a more representative measure of our portfolio’s risk position for the month and reduces the effect of any financial anomalies that may occur on the last day of the month. Fannie Mae’s duration gap at March 31, 2003 calculated on a monthly average basis was minus 2 months. In comparison, the duration gap calculated at month end was minus 3 months at March 31, 2003 and minus 5 months at December 31, 2002. We generally have maintained an internal range of plus or minus 6 months for Fannie Mae’s duration gap to signal when and to what extent we should consider rebalancing actions. However, this range serves only as a reference point and does not represent an absolute limit. Over the past decade, Fannie Mae’s duration gap has been wider than plus or minus 6 months approximately one-third of the time.

Derivatives

Derivative instruments are important tools that we use to manage interest rate risk and supplement our issuance of debt in the capital markets. We are an end user of derivatives and do not take speculative positions with derivatives. We primarily use interest rate derivative instruments as a substitute for notes and bonds we issue in the debt markets. The ability to either issue debt securities or modify debt through the use of derivatives increases our funding flexibility and potentially reduces our overall funding costs. The funding flexibility provided by using derivatives also helps us to better match the cash flow variability inherent in mortgages. The types of derivatives we use—primarily interest-rate swaps, basis swaps, swaptions, and caps—are generally regarded in the marketplace as relatively straightforward interest rate derivatives.

Table 17 summarizes the notional balances and fair values of our derivatives by type at March 31, 2003 and December 31, 2002.

Table 17: Derivative Notional Amounts and Net Fair Values

	March 31, 2003		December 31, 2002

	Notional	Net Fair	Notional	Net Fair
	Amounts	Values(1)	Amounts	Values(1)

	(Dollars in millions)
Pay-fixed swaps	$196,327	$(17,839)	$168,512	$(17,892)
Receive-fixed swaps	70,341	4,377	52,370	4,010
Basis swaps	21,715	5	25,525	4
Caps and swaptions	375,218	12,690	397,868	12,834
Other	13,757	(983)	12,320	(987)

Total	$677,358	$(1,750)	$656,595	$(2,031)

(1)	Based on end of period fair values, estimated by calculating the cost, on a net present value basis, to settle at current market rates all outstanding derivative contracts.

Table 18 shows the additions and maturities of derivatives by type during the first quarter of 2003, along with the expected maturities of derivatives outstanding at March 31, 2003.

Table 18: Derivative Activity and Maturity Data

	Pay-Fixed/Receive-Variable
	Swaps(2)
				Receive-Fixed
		Pay	Receive	Pay-Variable/	Basis	Caps and
	Amount	Rate(3)	Rate(3)	Swaps	Swaps	Swaptions	Other(4)	Total

	(Dollars in millions)
Notional Amounts:(1)
Notional balance at December 31, 2002	$168,512	6.07%	1.67%	$52,370	$25,525	$397,868	$12,320	$656,595
Additions	32,515	3.12	1.36	29,409	5,975	18,350	5,138	91,387
Maturities(5)	4,700	5.50	1.69	11,438	9,785	41,000	3,701	70,624

Notional balance at March 31, 2003	$196,327	5.59%	1.39%	$70,341	$21,715	$375,218	$13,757	$677,358

Future Maturities of Notional Amounts:(6)
2003	$21,705	4.91%	1.39%	$8,294	$10,550	$95,668	$5,593	$141,810
2004	15,550	5.54	1.39	9,700	10,695	42,750	1,200	79,895
2005	17,530	4.56	1.39	7,405	175	28,350	612	54,072
2006	16,940	5.02	1.36	5,565	100	13,200	—	35,805
2007	16,650	5.27	1.38	7,175	100	23,775	3,342	51,042
Thereafter	107,952	6.04	1.40	32,202	95	171,475	3,010	314,734

Total	$196,327	5.59%	1.39%	$70,341	$21,715	$375,218	$13,757	$677,358

(1)	Dollars represent notional amounts that indicate only the amount on which payments are being calculated and do not represent the amount at risk of loss.

(2)	Notional amounts include callable swaps of $35 billion and $35 billion with weighted-average pay rates of 6.74 percent and 6.75 percent and weighted-average receive rates of 1.40 percent and 1.68 percent at March 31, 2003 and December 31, 2002, respectively.

(3)	The weighted-average interest rate payable and receivable is as of the date indicated. The interest rates of the swaps may be variable rate, so these rates may change as prevailing interest rates change.

(4)	Includes foreign currency swaps, futures contracts, and derivative instruments that provide a hedge against interest rate fluctuations.

(5)	Includes matured, called, exercised, and terminated amounts.

(6)	Based on stated maturities. Assumes that variable interest rates remain constant at March 31, 2003 levels.

At March 31, 2003, over 99 percent of the $677 billion notional amount of our outstanding derivative transactions were with counterparties rated A or better both by Standard & Poor’s (“S&P”) and Moody’s

Investors Service (“Moody’s”). Our derivative instruments were diversified to reduce our credit risk concentrations among 22 counterparties at March 31, 2003, compared with 21 counterparties at December 31, 2002. At March 31, 2003, seven counterparties with credit ratings of A or better represented approximately 73 percent of the total notional amount of outstanding derivatives transactions. The outstanding notional amount for each of these seven counterparties ranged between 5 percent and 15 percent of our total outstanding notional amount at March 31, 2003. Each of the remaining counterparties accounted for less than 5 percent of the total outstanding notional amount at March 31, 2003. In comparison, eight counterparties with credit ratings of A or better represented approximately 76 percent of the total notional amount of outstanding derivatives transactions at December 31, 2002.

Our primary credit exposure on a derivative transaction is that a counterparty might default on payments due, which could result in Fannie Mae having to replace the derivative with a different counterparty at a higher cost. Although notional amount is a commonly used measure of volume in the derivatives market, it is not a meaningful measure of market or credit risk since the notional amount does not change hands other than in the case of foreign currency swaps. Counterparties use the notional amounts of derivative instruments to calculate contractual cash flows to be exchanged. However, the notional amount is significantly greater than the potential market or credit loss that could result from such transactions. The replacement cost, after consideration of offsetting arrangements such as master netting agreements and collateral held, to settle at current market prices all outstanding derivatives in a gain position is a more meaningful measure of our credit market exposure on derivatives. Table 19 shows our exposure on derivatives at March 31, 2003 and December 31, 2002 by maturity and counterparty credit ratings based on these maturities.

Table 19: Derivative Credit Loss Exposure(1)

	March 31, 2003					December 31, 2002

	Credit Rating					Credit Rating

	AAA	AA	A	BBB	Total	AAA	AA	A	BBB	Total

	(Dollars in millions)
Less than 1 year	$—	$72	$1	$—	$73	$—	$69	$6	$—	$75
1 to 5 years	—	407	149	—	556	—	486	116	—	602
Over 5 years	21	1,297	2,379	—	3,697	21	1,334	2,328	—	3,683

Subtotal	21	1,776	2,529	—	4,326	21	1,889	2,450	—	4,360
Maturity Distribution Netting(2)	(21)	(342)	(707)	—	(1,070)	(21)	(368)	(670)	—	(1,059)

Exposure	—	1,434	1,822	—	3,256	—	1,521	1,780	—	3,301
Collateral Held	—	1,228	1,772	—	3,000	—	1,382	1,722	—	3,104

Exposure Net of Collateral	$—	$206	$50	$—	$256	$—	$139	$58	$—	$197

Notional Amount	$19,146	$330,972	$326,990	$250	$677,358	$21,045	$316,813	$318,487	$250	$656,595

Number of Counterparties	3	11	7	1	22	2	11	7	1	21

(1)	Represents the exposure to credit loss on derivative instruments, which is estimated by calculating the cost, on a present value basis, to replace all outstanding derivative contracts in a gain position. Reported on a net-by-counterparty basis where a legal right of offset exists under an enforceable master settlement agreement. Derivative gains and losses with the same counterparty in the same maturity category are presented net within the maturity category.

(2)	Represents impact of netting of derivatives in a gain position and derivatives in a loss position for the same counterparty across maturity categories.

Our derivative credit loss exposure, net of collateral held, was $256 million at March 31, 2003, compared with $197 million at December 31, 2002. We expect the credit exposure on derivative contracts to fluctuate as interest rates change. Our derivative credit loss exposure, net of collateral held, at March 31, 2003 represented less than two weeks of annualized pre-tax core business earnings.

At March 31, 2003 and December 31, 2002, 100 percent of our exposure on derivatives, before consideration of collateral held, was with counterparties rated A or better by S&P and Moody’s. Five counterparties with credit ratings of A or better accounted for approximately 92 percent of our exposure on derivatives before consideration of collateral held at March 31, 2003 and December 31, 2002. Seventy-nine percent of our net exposure of $256 million at March 31, 2003 was with four counterparties rated AA or better by S&P and Aa or better by Moody’s. The percentage of our exposure with each of these four counterparties ranged from 19 to 20 percent. In comparison, six counterparties rated AA or better by S&P and Aa or better by Moody’s accounted for 71 percent of our net exposure of $197 million at December 31, 2002.

Fannie Mae has never experienced a loss on a derivative transaction due to credit default by a counterparty. The credit risk on our derivative transactions is low because our counterparties are of very high credit quality. Our counterparties consist of large banks, broker-dealers, and other financial institutions that have a significant presence in the derivatives market, most of whom are based in the United States. We manage derivative counterparty credit risk by contracting only with experienced counterparties that have high credit ratings. We initiate derivative contracts only with counterparties rated A or better. As an additional precaution, we have a conservative collateral management policy with provisions for requiring collateral on our derivative contracts in gain positions. Additional information on derivative instruments is presented in the Notes to Financial Statements.

Credit Risk Management

Credit risk is the risk of loss to future earnings or future cash flows that may result from the failure of a borrower or institution to fulfill its contractual obligation to make payments to Fannie Mae or an institution’s failure to perform a service for us.

Mortgage Credit Risk

As shown in Table 20, our overall credit performance remained relatively stable in the first quarter of 2003 compared to the first quarter of 2002.

Table 20: Mortgage Credit Performance

			Number of
	Credit-Related		Properties		Serious
	Losses(1)		Acquired		Delinquency Rate(2)

	Three Months		Three Months
	Ended March 31,		Ended March 31,
					March 31,	December 31,
	2003	2002	2003	2002	2003	2002

	(Dollars in millions)
Single-family	$19	$21	5,918	4,337	.57%	57%
Multifamily	1	1	1	—	.09	.05

Total	$20	$22

Credit loss ratio(3)	.004%	005%
Charge-off ratio(4)	.005%	.007%

(1)	Includes charge-offs and foreclosed property income.

(2)	The serious delinquency rate for single-family is based on conventional loans in our single-family mortgage credit book of business for which we have access to loan level performance data. It includes loans 90 days or more past due and loans in the process of foreclosure and is calculated based on number of loans. The serious delinquency rate for multifamily includes loans 60 days or more past due and is calculated based on UPB.

(3)	Represents annualized credit losses divided by average book of business.

(4)	Represents annualized charge-offs divided by average book of business.

Our credit loss ratio—annualized credit losses as a percentage of Fannie Mae’s average book of business— was .4 basis points in the first quarter of 2003, compared with .5 basis points in the first quarter of 2002. Our book of business includes mortgages and MBS in our mortgage portfolio and outstanding MBS held by other investors. While the number of single-family properties acquired rose by 1,581 to 5,918 properties, our total credit-related losses, which include charge-offs plus foreclosed property income, decreased slightly to $20 million in the first quarter of 2003 from $22 million in the first quarter of 2002.

Table 21 compares the serious delinquency rates for conventional single-family loans with credit enhancements and without credit enhancements at March 31, 2003 and December 31, 2002.

Table 21: Conventional Single-Family Serious Delinquency Rates(1)

	March 31, 2003		December 31, 2002

		Serious		Serious
	Book	Delinquency	Book	Delinquency
	Outstanding(2)	Rate(3)	Outstanding(2)	Rate(3)

Credit enhanced	26%	1.34%	27%	1.29%
Non-credit enhanced	74	.30	73	.31

Total conventional loans	100%	.57%	100%	.57%

(1)	Includes loans for which we have access to loan level performance data.

(2)	Reported based on unpaid principal balance.

(3)	Reported based on number of loans.

The serious delinquency rate for conventional loans in our single-family mortgage credit book at March 31, 2003 remained unchanged from the December 31, 2002 rate of .57 percent. The serious delinquency rate for conventional loans in our single-family mortgage credit book without credit enhancement was ..30 percent at March 31, 2003, compared with ..31 percent at December 31, 2002. The serious delinquency rate for conventional loans in our single-family mortgage credit book with credit enhancement increased to 1.34 percent from 1.29 percent at the end of 2002. These loans have a higher risk profile and tend to be more sensitive to changes in the economy than loans without credit enhancement.

Institutional Counterparty Credit Risk

Non-derivative institutional counterparty risk primarily includes exposure created through the potential nonperformance of our counterparties on mortgage insurance policies, other credit enhancement arrangements with lenders and others, mortgage servicing contracts with lenders, and liquidity investments in corporate obligations or nonmortgage asset-backed securities.

Mortgage Servicers

We have purchased mortgage-related securities secured by manufacturing housing loans that were issued by entities other than Fannie Mae both for our portfolio and, to a limited extent, for securitization into REMIC securities we have issued and guaranteed. At March 31, 2003, we owned or guaranteed approximately $9.7 billion of these securities, approximately 70 percent of which are serviced by Conseco Finance Corp. On March 14, 2003, the U.S. Bankruptcy Court for the Northern District of Illinois issued a final order approving the servicing arrangements for the securities serviced by Conseco Finance. The order, based upon an agreement reached between Conseco Finance, CFN Investment Holdings (the new owner and servicer), Fannie Mae and other certificate holders, provided for revised servicing fees and an enhanced servicing protocol. CFN is expected to complete the acquisition in the second quarter of 2003.

On May 1, 2003, S&P downgraded a number of the securities serviced by Conseco Finance. As of May 13, 2003, a substantial majority of our securities were rated AA- or better by S&P (or were insured by counterparties rated AA- or better by S&P), and virtually all of the securities had investment grade ratings (or were insured by counterparties that had investment grade ratings). Additional downgrades may occur in the future. Management believes that any potential impairment that might be recorded in the future will not be material to Fannie Mae’s operating results.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of liquidity include proceeds from the issuance of debt, principal and interest received on our mortgage portfolio, guaranty fees earned on our MBS, and principal and interest received on our liquid investment portfolio. Primary uses of liquidity include the purchase of mortgage assets, repayment of debt, interest payments, administrative expenses, taxes, and fulfillment of Fannie Mae’s MBS guaranty obligations. Our mortgage asset purchases based on unpaid principal balance totaled $132 billion in the first quarter of 2003. We issued $651 billion in debt to fund those purchases and to replace maturing, called or repurchased debt.

As part of our voluntary commitments, we have publicly pledged to maintain a portfolio of high-quality, liquid, nonmortgage-related securities equal to at least 5 percent of total on-balance-sheet assets. Our liquid assets totaled $61 billion at March 31, 2003, compared with $62 billion at December 31, 2002. The ratio of our liquid assets to total assets was 6.7 percent at March 31, 2003 and 6.9 percent at December 31, 2002.

Our credit quality is continuously monitored by rating agencies. At the end of March 2003 and year-end 2002, our senior unsecured debt had a rating of AAA by S&P, Aaa by Moody’s, and AAA by Fitch, Inc, unchanged from the ratings at December 31, 2002. Our short-term debt was rated A-1+, Prime-1 or P-1, and F1+ by S&P, Moody’s, Fitch, respectively, at March 31, 2003, also unchanged from the ratings at December 31, 2002.

Capital Resources

Fannie Mae is subject to capital adequacy standards established by the Federal Housing Enterprises Financial Safety and Soundness Act of 1992 (“1992 Act”) and continuous examination by the Office of Federal Housing Enterprise Oversight (“OFHEO”), which was established by the 1992 Act. The capital adequacy standards require that our core capital (defined by OFHEO as the stated value of common stock, the stated value of outstanding noncumulative perpetual preferred stock, paid-in capital, and retained earnings, less treasury stock) equal or exceed a minimum capital standard and a critical capital standard. Core capital excludes accumulated other comprehensive income/loss (“AOCI”) because AOCI incorporates unrealized gains (losses) on derivatives and certain securities, but not the unrealized losses (gains) on the remaining mortgages and securities or liabilities used to fund the purchase of these items. Table 21 compares Fannie Mae’s core capital and total capital at March 31, 2003 and December 31, 2002 to our capital requirements. Total capital is defined by OFHEO as core capital plus the general allowance for losses. Core capital grew to $29.5 billion at March 31, 2003 from $28.1 billion at December 31, 2002, while total capital increased by $1.4 billion to $30.3 billion at March 31, 2003.

Table 21: Capital Requirements(1)

	March 31,	December 31,
	2003	2002

	(Dollars in millions)
Core capital(2)	$29,517	$28,079
Required minimum capital(3)(4)	28,226	27,203

Excess of core capital over minimum capital	$1,291	$877

Total capital(5)	$30,309	$28,871
Required risk-based capital(6)	Not available	17,434

Excess of total capital over required risk-based capital (6)	Not available	$11,437

Required critical capital(7)	$14,414	$13,880
Excess of core capital over required critical capital	15,103	14,199

(1)	Amounts at March 31, 2003 represent estimates, pending OFHEO’s certification, which is generally provided no later than 3 months following the end of each quarter.

(2)	The sum of (a) the stated value of common stock; (b) the stated value of outstanding noncumulative perpetual preferred stock; (c) paid-in capital; and (d) retained earnings, less treasury stock. Core capital excludes accumulated other comprehensive income (AOCI).

(3)	The sum of (a) 2.50 percent of on-balance sheet assets; (b) .45 percent of outstanding MBS; and (c) .45 percent of other off- balance sheet obligations, which may be adjusted by the Director of OFHEO under certain circumstances (See 12 CFR 1750.4 for existing adjustments made by the Director of OFHEO).

(4)	These amounts do not reflect the effect of the December 31, 2002 balance sheet reclassification of amounts associated with the guaranty obligation for MBS that we own from our “Allowance for loan losses” to a “Guaranty liability for MBS.”

(5)	The sum of (a) core capital and (b) the total allowance for loan losses and guaranty liability for MBS, less (c) the specific loss allowance. Specific loss allowances totaled $16 million and $19 million at March 31, 2003 and December 31, 2002, respectively.

(6)	Amounts are not available until the end of June 2003. OFHEO reports on Fannie Mae’s risk-based capital at the end of each quarter on a quarterly lagged basis.

(7)	The sum of (a) 1.25 percent of on-balance sheet assets; (b) .25 percent of outstanding MBS; and (c) .25 percent of other off-balance sheet obligations, which may be adjusted by the Director of OFHEO under certain circumstances.

Common shares outstanding, net of shares held in treasury, totaled approximately 981 million and 989 million at March 31, 2003 and December 31, 2002, respectively. During the first quarter of 2003, Fannie Mae issued approximately .8 million common shares from treasury for employee and other stock compensation plans. As part of the continuation of our capital restructuring program, we repurchased 8.6 million common shares during the first quarter of 2003 at a weighted average cost $62.21 per share. We raised additional equity of $396 billion during the first quarter of 2003 from the issuance of 8 million shares or $400 million of variable rate Non-Cumulative Preferred Stock, Series K on March 18, 2003. Preferred stock accounted for 10.4 percent of our core capital at March 31, 2003, versus 9.5 percent at December 31, 2002. On April 29, 2003, we issued 6.9 million shares at $50 stated value, or $345 million, of fixed rate Non-Cumulative Preferred Stock, Series L that was rated AA by S&P, Aa3 by Moody’s, and AA by Fitch.

Subordinated debt serves as a supplement to our equity capital, although it is not a component of core capital. By the end of 2003, we intend to issue sufficient subordinated debt to bring the sum of total capital and outstanding subordinated debt to at least 4 percent of on-balance sheet assets, after providing adequate capital to support off-balance sheet MBS. Subordinated debt totaled $10 billion at March 31, 2003. Total capital and outstanding subordinated debt represented 3.7 percent of on-balance sheet assets at March 31, 2003 and December 31, 2002. We issued $1.5 billion of additional subordinated debt on April 21, 2003.

PERFORMANCE OUTLOOK

Based on higher than expected core business earnings in the first quarter of 2003, we now expect the growth rate in our 2003 core business earnings to be moderately higher than our previous outlook. We also expect the pattern of change in the net interest margin to result in stronger quarterly growth in core business earnings in the first half of 2003 than in the second half. As interest rates stabilize or begin to move higher, we expect our net interest margin to move to more normal, historical levels of around 100 basis points or slightly lower by the end of 2003 or early 2004. We are anticipating reduced losses on debt calls and repurchases in 2003, which should partially offset the effects of a lower interest margin during the latter part of the year. Although mortgage-to-debt spreads were relatively narrow during the first quarter, we continue to expect mid-teens portfolio growth for the year. We believe credit-related losses will rise moderately in 2003 as compared with 2002, paced by a likely increase in acquisitions of foreclosed properties. However, we expect our credit loss ratio to remain under one basis point in 2003. We expect the growth rate in administrative expenses to decline moderately in 2003 from the 2002 growth rate, but remain above historical levels as we complete our core infrastructure project.

Our earnings and net interest margin outlook are based on core business earnings, our supplemental non-GAAP measures. We are unable to provide an outlook for our reported net income and net interest yield—the most comparable GAAP measures—because the mark-to-market changes in the time value of purchased options that we are required to include in our GAAP earnings cannot be predicted and have a significant effect on these measures. We cannot reliably project mark-to-market changes because they depend not only on the volume and mix of purchased options used to finance Fannie Mae’s mortgage portfolio, but also on unpredictable market variables such as changes in interest rates and expected interest rate volatility that may fluctuate substantially from period to period.

PENDING ACCOUNTING STANDARDS

Commitments to Purchase or Sell Mortgages and Mortgage-Related Securities

In April 2003, the Financial Accounting Standards Board issued Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“FAS 149”). FAS 149 will require Fannie Mae to account for commitments to purchase or sell mortgages and mortgage-related securities entered into after June 30, 2003 as derivatives. We expect these derivatives to qualify as cash flow hedges of forecasted mortgage purchases or sales. Therefore, we will record changes in the fair values of these derivatives as assets or liabilities with a corresponding increase or decrease in AOCI. We do not anticipate that this amendment will have a material effect on Fannie Mae’s net income.

Item 1. Financial Statements

Independent Accountant’s Review Report

To the Board of Directors and Stockholders of Fannie Mae:

We have reviewed the accompanying balance sheet of Fannie Mae as of March 31, 2003 and the related statements of income, changes in stockholders’ equity, and cash flows for the three-month periods ended March 31, 2003 and 2002. These condensed financial statements are the responsibility of Fannie Mae’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Fannie Mae as of December 31, 2002 (presented herein) and the related statements of income, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein). In our report dated January 14, 2003, we expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP

KPMG LLP

Washington, D.C.

April 10, 2003

FANNIE MAE

Statements of Income
(Dollars and shares in millions, except per share amounts)

	Three Months
	Ended March 31,

	2003	2002

	(Unaudited)
Interest income:
Mortgage portfolio	$12,590	$12,171
Nonmortgage investments and cash equivalents	306	405

Total interest income	12,896	12,576

Interest expense:
Short-term debt	750	784
Long-term debt	8,778	9,362

Total interest expense	9,528	10,146

Net interest income	3,368	2,430

Other income:
Guaranty fee income (includes imputed interest of $3 million for the three months ended March 31, 2003 — see Note 2)	547	408
Fee and other income, net	114	4

Total other income	661	412

Other expenses (income):
Provision for losses	23	28
Foreclosed property income	(3)	(6)
Administrative expenses	344	290
Purchased options expense	625	787
Debt extinguishments, net	392	172

Total other expenses (income)	1,381	1,271

Income before federal income taxes	2,648	1,571
Provision for federal income taxes	(707)	(362)

Net income	$1,941	$1,209

Preferred stock dividends	(30)	(33)

Net income available to common stockholders	$1,911	$1,176

Basic earnings per common share	$1.94	$1.18

Diluted earnings per common share	$1.93	$1.17

Cash dividends per common share	$0.39	$0.33

Weighted-average common shares outstanding:
Basic	987	996
Diluted	990	1,002

See Notes to Financial Statements.

FANNIE MAE

Balance Sheets
(Dollars in millions, except per share amounts)

	March 31,	December 31,
	2003	2002

	(Unaudited)
Assets
Mortgage portfolio:
Mortgage-related securities:
Held-to-maturity	$455,094	$437,932
Available-for-sale	172,257	173,706

Total	627,351	611,638
Loans held-for-investment	195,620	185,652
Allowance for loan losses	(79)	(79)
Unamortized premiums, discounts, and deferred price adjustments, net	424	337
Loans held-for-sale	13	145

Mortgage portfolio, net	823,329	797,693
Nonmortgage investments:
Held-to-maturity	11,661	23,050
Available-for-sale	43,499	36,794
Cash and cash equivalents	5,982	1,710
Accrued interest receivable	5,129	4,915
Acquired property and foreclosure claims, net	1,157	1,033
Derivatives in gain position	3,772	3,666
Other	18,735	18,654

Total assets	$913,264	$887,515

Liabilities and Stockholders’ Equity
Liabilities:
Debentures, notes and bonds, net:
Senior debt:
Due within one year	$395,531	$382,412
Due after one year	468,386	458,600
Subordinated debt:
Due after one year	10,003	9,970

Total	873,920	850,982
Accrued interest payable	8,627	8,379
Derivatives in loss positions	5,522	5,697
Guaranty liability for MBS	729	729
Other	6,562	5,440

Total liabilities	895,360	871,227

Stockholders’ Equity:
Preferred stock, $50 stated value, 100 million shares authorized — 61.6 million shares issued and outstanding at March 31, 2003 and 53.6 million shares issued and outstanding at December 31, 2002	3,078	2,678
Common stock $.525 stated value, $.39 of dividends per share paid in 2003 and $1.32 of dividends per share paid in 2002; no maximum authorization — 1,129 million shares issued	593	593
Additional paid-in capital	1,835	1,839
Retained earnings	30,909	29,385
Accumulated other comprehensive loss	(11,612)	(11,792)

	24,803	22,703

Less: Treasury stock, at cost, 148 million shares at March 31, 2003 and 140 million shares at December 31, 2002	6,899	6,415

Total stockholders’ equity	17,904	16,288

Total liabilities and stockholders’ equity	$913,264	$887,515

See Notes to Financial Statements.

FANNIE MAE

Statements of Changes in Stockholders’ Equity
(Dollars and shares in millions)

						Accumulated
	Net			Additional		Other		Total
	Common Shares	Preferred	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Equity

	(Unaudited)
Balance, December 31, 2002	989	$2,678	$593	$1,839	$29,385	$(11,792)	$(6,415)	$16,288
Comprehensive income:
Net income	—	—	—	—	1,941	—	—	1,941
Other comprehensive income, net of tax effect:
Net cash flow hedging gains	—	—	—	—	—	402	—	402
Unrealized losses on available-for-sale securities	—	—	—	—	—	(222)	—	(222)

Total comprehensive income								2,121
Dividends	—	—	—	—	(417)	—	—	(417)
Shares repurchased	(9)	—	—	—	—	—	(535)	(535)
Preferred stock issued	—	400	—	(4)	—	—	—	396
Treasury stock issued for stock options and benefit plans	1	—	—	—	—	—	51	51

Balance, March 31, 2003	981	$3,078	$593	$1,835	$30,909	$(11,612)	$(6,899)	$17,904

Balance, December 31, 2001	997	$2,303	$593	$1,651	$26,175	$(7,065)	$(5,539)	$18,118
Comprehensive income:
Net income	—		—	—	1,209	—	—	1,209
Other comprehensive income, net of tax effect:
Net cash flow hedging gains	—	—	—	—	—	2,526	—	2,526
Unrealized losses on available-for-sale securities	—	—	—	—	—	(208)	—	(208)

Total comprehensive income								3,527
Dividends	—	—	—	—	(362)	—	—	(362)
Shares repurchased	(7)	—	—	—	—	—	(585)	(585)
Preferred stock redeemed	—	(375)	—	—	—	—	—	(375)
Treasury stock issued for stock options and benefit plans	2	—	—	54	—	—	76	130
Treasury stock issued for special contribution	4	—	—	136	—	—	164	300

Balance, March 31, 2002	996	$1,928	$593	$1,841	$27,022	$(4,747)	$(5,884)	$20,753

See Notes to Financial Statements.

FANNIE MAE

Statement of Cash Flows
(Dollars in millions)

	Three Months Ended
	March 31,

	2003	2002

	(Unaudited)
Cash flows from operating activities:
Net income	$1,941	$1,209
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of discount/premium and deferred price adjustments	1,319	1,625
Provision for losses	23	28
Loss on debt extinguishments	392	172
Purchased options expense	625	787
Deferred income taxes	(324)	(325)
Other increases, net	1,315	1,361

Net cash provided by operating activities	5,291	4,857

Cash flows from investing activities:
Mortgage portfolio purchases	(132,833)	(90,861)
Proceeds from sales from mortgage portfolio	1,313	3,060
Mortgage portfolio principal repayments	104,802	60,485
Net proceeds from disposition of foreclosed properties	674	497
Purchases of held-to-maturity nonmortgage investments	(532,817)	(308,572)
Maturities of held-to-maturity nonmortgage investments	544,207	322,208
Purchases of available-for-sale nonmortgage investments	(21,520)	(17,026)
Maturities of available-for-sale nonmortgage investments	13,406	20,564
Proceeds from sales of available-for-sale nonmortgage investments	1,326	1,053

Net cash used in investing activities	(21,442)	(8,592)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	76,547	61,791
Payments to redeem long-term debt	(69,255)	(38,911)
Proceeds from issuance of short-term debt	573,219	460,680
Payments to redeem short-term debt	(559,120)	(478,442)
Net payments to purchase or settle hedge instruments	(422)	(736)
Net payments from stock activities	(546)	(1,226)

Net cash provided by financing activities	20,423	3,156

Net increase (decrease) in cash and cash equivalents	4,272	(579)
Cash and cash equivalents at beginning of period	1,710	1,518

Cash and cash equivalent at end of period	$5,982	$939

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$8,990	$9,584
Income taxes	70	172

See Notes to Financial Statements.

FANNIE MAE

Notes to Financial Statements
(Unaudited)

1.     Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Results for the three-month period ended March 31, 2003 may not necessarily be indicative of the results for the year ending December 31, 2003. The unaudited financial statements should be read in conjunction with Fannie Mae’s audited financial statements and related notes included in the Annual Report on Form 10-K filed with the Securities Exchange Commission on March 31, 2003. We have reclassified certain amounts in 2002 to conform to the current presentation.

2.     New Accounting Standards

Stock-Based Compensation

Effective January 1, 2003, Fannie Mae adopted the expense recognition provisions of the fair value method of accounting for employee stock compensation pursuant to Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (“FAS 123”). Prior to this date, we used the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and disclosed the pro forma effect of the fair value method. Under the fair value expense recognition provisions of FAS 123, compensation expense is recognized over the vesting period based on the fair value of stock based compensation as of the date of grant. We elected to apply the prospective method of adoption described in the transition provisions of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“FAS 148”). In accordance with these provisions, we will determine the fair value of all new stock-based compensation awarded on January 1, 2003 and thereafter at the grant date and recognize this amount as expense over the vesting period. We will continue to account for stock-based compensation awarded prior to January 1, 2003 under APB 25.

The effect on net income and diluted earnings per share in the first quarter of 2003 from the prospective adoption of the fair value method was not material to our financial results. If compensation cost for all options granted had been determined based on the fair value at grant date consistent with the FAS 123 fair value method, our net income and earnings per share would have been as follows for the first quarters of 2003 and 2002.

	Three Months
	Ended March 31,

	2003	2002

	(Dollars in millions,
	except per share
	amounts)
Net income available to common stockholders, as reported	$1,911	$1,176
Plus: Stock-based employee compensation expense included in reported net income, net of related tax effects	15	9
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(28)	(27)

Pro forma net income available to common stockholders	$1,898	$1,158

Earnings per share:
Basic – as reported	$1.94	$1.18
Basic – pro forma	1.92	1.16
Diluted – as reported	1.93	1.17
Diluted – pro forma	1.92	1.16

Guarantor’s Accounting and Disclosure Requirements for Guarantees

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002. FIN 45 applies primarily to MBS issued and guaranteed by Fannie Mae, acting as trustee, to investors other than Fannie Mae on or after January 1, 2003. We use the term “MBS” (mortgage-backed securities) to refer to mortgage-related securities we issue and on which Fannie Mae guarantees payment of interest and principal.

Under FIN 45, we are required to recognize the fair value of our guaranty obligations as a liability. We will record a corresponding amount on our balance sheet as an asset because we are compensated for assuming the guaranty obligation. We will subsequently allocate the cash received related to the guaranty fee receivable between a reduction of the receivable and interest income using an imputed interest rate calculated based on the present value of the estimated future cash flows of the guaranty fee receivable. We will include the imputed interest income recognized on the guaranty fee receivable in our income statement as a component of “Guaranty fee income.” As we reduce the guaranty fee receivable, we will amortize the guaranty fee obligation by a corresponding amount and recognize the reduction of the guaranty fee obligation in our income statement as “Guaranty fee income.” Hence, the guaranty fee income reported in our income statement subsequent to the adoption of FIN 45 will equal the cash received on our guaranty obligation and be comparable to guaranty fee income reported prior to our adoption of FIN 45.

During the first quarter of 2003, we recognized a guaranty fee obligation of $728 million in accordance with FIN 45 and a corresponding guaranty fee receivable of $728 million. The guaranty fee obligation is included in our March 31, 2003 balance sheet under “Other liabilities” and the guaranty fee receivable is included in our balance sheet under “Other assets.” During the first quarter of 2003, we recognized approximately $3 million of imputed interest income on the guaranty fee receivable that is a component of guaranty fee income and amortized approximately $4 million of the related guaranty fee obligation into guaranty fee income.

Consolidation of Variable Interest Entities (“VIE”)

FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), was issued in January 2003. FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. We do not believe FIN 46 will have a material impact on Fannie Mae’s financial results.

3.     Mortgage Portfolio

Mortgage-Related Securities

We classify mortgage loans on our balance sheet as either held-for-investment or held-for-sale. Our mortgage portfolio also includes mortgage-related securities, including MBS, that we classify as either held-to-maturity or available-for-sale. The following table shows gross unrealized gains and losses on mortgage-related securities at March 31, 2003 and December 31, 2002.

	March 31, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost(1)	Gains	Losses	Value

		(Dollars in millions)
Held-to-maturity portfolio	$455,094	$18,581	$(215)	$473,460
Available-for-sale portfolio	166,003	6,663	(409)	172,257

	December 31, 2002

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost(1)	Gains	Losses	Value

Held-to-maturity portfolio	$437,932	$18,325	$(133)	$456,124
Available-for-sale portfolio	167,202	6,885	(381)	173,706

(1)	Amortized cost includes unamortized premiums, discounts, and other deferred price adjustments.

We recorded the following gross realized gains and losses from the sale of mortgage-related securities classified as available-for-sale during the three months ended March 31, 2003 and 2002.

	Three Months
	Ended
	March 31,

	2003	2002

	(Dollars in
	millions)
Gross realized gains	$12	$3
Gross realized losses	1	14

Retained Interests

In some cases, we create real estate mortgage investment conduits (“REMICs”) using assets from our mortgage portfolio and retain an interest in the REMICs. In these instances, we measure our retained interests by allocating the carrying amount of the assets we retained based on their fair value at the transfer date relative to the assets we sold. We are a passive investor with regard to the transferred assets, as our continuing involvement is limited to guaranteeing some of the assets underlying these REMICs.

The following table shows the book value and fair value of our retained interests in REMICs, the weighted-average life, the key assumptions used in measuring the fair value of retained interests at the time of securitization and sensitivities of the key assumptions at March 31, 2003 and December 31, 2002.

	March 31,		December 31,
	2003		2002

Net book value of retained interests (dollars in billions)	$35.8		$41.9

Fair value of retained interests	36.6		42.7
Weighted-average life	3.8	years	3.7	years

Key assumptions at date of securitization:
Weighted-average life	6.0	years	6.0	years
Average lifetime constant prepayment rate (“CPR”) prepayment speed assumption	16.1%		16.1%
Average discount rate assumption	5.2		5.2

Estimated effect on fair value of adverse change in assumptions (dollars in millions):
Prepayment speed assumptions:
5 percent change in 12 month CPR	$(73)		$(68)
10 percent change in 12 month CPR	(143)		(131)
15 percent change in 12 month CPR	(211)		(203)
Average 12 month CPR prepayment speed assumption	48.6%		49.2%
Discount rate assumptions:
5 percent change	$(323)		$(358)
10 percent change	(592)		(711)
15 percent change	(878)		(1,049)
Average discount rate assumption	3.0%		3.3%

4.	Allowance for Loan Losses and Guaranty Liability for MBS

We maintain a separate allowance for loan losses for our mortgage portfolio as well as a guaranty liability for our guaranty of MBS. The following table summarizes changes during the first quarter of 2003.

			Combined Allowance
	Allowance	Guaranty	for Loan Losses and
	for Loan	Liability	Guaranty Liability
	Losses	for MBS	for MBS

	(Dollars in millions)
Balance at December 31, 2002	$79	$729	$808
Provision	2	21	23
Charge-offs	(2)	(21)	(23)

Balance at March 31, 2003	$79	$729	$808

The following table summarizes the unpaid principal balance (“UPB”) of impaired loans and specific loss allowance on these loans at March 31, 2003 and December 31, 2002. We recognized an estimated $2 million in interest income during the first quarter of 2003 on loans that were impaired at March 31, 2003. During the first quarter of 2002, we recognized an estimated $1 million in interest income on loans that were impaired at March 31, 2002.

	March 31,	December 31,
	2003	2002

	(Dollars in millions)
UPB of impaired loans	$311	$314
UPB of impaired loans with specific loss allowance	145	137
Specific loss allowance on impaired and restructured loans	16	17
UPB of impaired loans without specific loss allowance	166	177
Average UPB of impaired loans(1)	305	285

(1)	Average UPB of impaired loans calculated on a monthly average basis.

5.     Nonmortgage Investments

We classify and account for nonmortgage investments as either held-to-maturity or available-for-sale according to Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”). The following table shows the amortized cost, fair value, yield, and remaining maturities of our held-to-maturity and available-for sale investments.

	March 31, 2003			December 31, 2002

	Amortized	Fair		Amortized	Fair
	Cost(1)	Value	Yield	Cost(1)	Value	Yield

	(Dollars in millions)
Available-for-sale:
Due within one year	$11,974	$11,974	1.91%	$8,844	$8,851	2.31%
Due after one year through five years	6,560	6,586	2.22	5,620	5,632	2.42

	18,534	18,560	2.02	14,464	14,483	2.35
Asset backed securities(2)	24,998	24,939	1.97	22,281	22,311	2.22

Total available-for-sale	43,532	43,499		36,745	36,794

Held-to-maturity:
Due within one year	11,612	11,612	1.69	23,016	23,017	1.76
Due after one year through five years	49	49	4.94	34	34	6.21

Total held-to-maturity	11,661	11,661	1.70	23,050	23,051	1.76

Total	$55,193	$55,160	1.93%	$59,795	$59,845	2.08%

(1)	Amortized cost includes unamortized premiums, discounts, and other deferred price adjustments.

(2)	Contractual maturity of asset-backed securities is not a reliable indicator of expected life because borrowers generally have the right to repay their obligation at any time.

The unrealized gains and losses in our available-for-sale and held-to-maturity nonmortgage investments at March 31, 2003 and December 31, 2002 are as follows:

Nonmortgage Investments Classified as Available-for-Sale

	March 31, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(Dollars in millions)
Available-for-sale:
Asset-backed securities	$24,998	$76	$(135)	$24,939
Floating rate notes(1)	12,772	10	(18)	12,764
Taxable auction notes	3,488	—	—	3,488
Corporate bonds	1,689	35	(1)	1,723
Commercial paper	432	—	—	432
Auction rate preferred stock	103	—	—	103
Other	50	—	—	50

Total	$43,532	$121	$(154)	$43,499

	December 31, 2002

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-sale:
Asset-backed securities	$22,281	$98	$(68)	$22,311
Floating rate notes(1)	11,754	10	(29)	11,735
Taxable auction notes	949	—	—	949
Corporate bonds	1,149	42	—	1,191
Commercial paper	100	—	—	100
Auction rate preferred stock	112	—	(4)	108
Other	400	—	—	400

Total	$36,745	$150	$(101)	$36,794

(1)	As of March 31, 2003 and December 31, 2002, 100 percent of floating rate notes repriced at intervals of 90 days or less.

Nonmortgage Investments Classified as Held-to-Maturity

	March 31, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(Dollars in millions)
Held-to-maturity:
Repurchase agreements	$9,133	$—	$—	$9,133
Federal funds	950	—	—	950
Auction rate preferred stock	745	—	—	745
Eurodollar time deposits	200	—	—	200
Other	633	—	—	633

Total	$11,661	$—	$—	$11,661

	December 31, 2002

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Held-to-maturity:
Repurchase agreements	$20,732	$—	$—	$20,732
Federal funds	150	—	—	150
Auction rate preferred stock	402	—	—	402
Eurodollar time deposits	1,398	—	—	1,398
Commercial paper	100	—	—	100
Other	268	1	—	269

Total	$23,050	$1	$—	$23,051

We recorded the following gross realized gains and losses from the sale of nonmortgage investments classified as available-for-sale during the three months ended March 31, 2003 and 2002.

	Three Months Ended
	March 31,

	2003	2002

	(Dollars in millions)
Gross realized gains	$2	$1
Gross realized losses	—	2

6.     Earnings per Common Share

The following table shows the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,

	2003		2002

	Basic	Diluted	Basic	Diluted

	(Dollars in millions,
	except per share amounts)
Net income	$1,941	$1,941	$1,209	$1,209
Preferred stock dividends	(30)	(30)	(33)	(33)

Net income available to common stockholders	$1,911	$1,911	$1,176	$1,176

Weighted average common shares outstanding	987	987	996	996
Dilutive potential common shares(1)	—	3	—	6

Average number of common shares outstanding used to calculate earnings per common share	987	990	996	1,002

Net earnings per common share	$1.94	$1.93	$1.18	$1.17

(1)	Dilutive potential common shares consist primarily of the dilutive effect from employee stock options and other stock compensation plans.

7.     Line of Business Reporting

The following table reconciles our line of business core business earnings to our reported GAAP net income results for the three months ended March 31, 2003 and 2002.

	Three Months Ended March 31, 2003

			Total Core	Reconciling
	Portfolio	Credit	Business	Items Related to		Reported
	Investment	Guaranty	Earnings	Purchased Options		Results

	(Dollars in millions)
Net interest income	$3,186	$182	$3,368	$—		$3,368
Purchased options amortization expense	(764)	—	(764)	764	(2)	—

Core net interest income	2,422	182	2,604	764		3,368
Guaranty fee income (expense)	(404)	951	547	—		547
Fee and other income, net	123	(9)	114	—		114
Credit-related expenses(1)	—	(20)	(20)	—		(20)
Administrative expenses	(101)	(243)	(344)	—		(344)
Purchased options expense under FAS 133	—	—	—	(625	)(3)	(625)
Debt extinguishments	(392)	—	(392)	—		(392)

Income before federal income taxes	1,648	861	2,509	139		2,648
Provision for federal income taxes	(484)	(174)	(658)	(49	)(4)	(707)

Net income	$1,164	$687	$1,851	$90		1,941

	Three Months Ended March 31, 2002

			Total Core	Reconciling
	Portfolio	Credit	Business	Items Related to		Reported
	Investment	Guaranty	Earnings	Purchased Options		Results

Net interest income	$2,269	$161	$2,430	$—		$2,430
Purchased options amortization expense	(310)	—	(310)	310	(2)	—

Core net interest income	1,959	161	2,120	310		2,430
Guaranty fee income (expense)	(318)	726	408	—		408
Fee and other income, net	61	(57)	4	—		4
Credit-related expenses(1)	—	(22)	(22)	—		(22)
Administrative expenses	(85)	(205)	(290)	—		(290)
Purchased options expense under FAS 133	—	—	—	(787	)(3)	(787)
Debt extinguishments	(172)	—	(172)	—		(172)

Income before federal income taxes	1,445	603	2,048	(477)		1,571
Provision for federal income taxes	(427)	(102)	(529)	167	(4)	(362)

Net income	$1,018	$501	$1,519	$(310)		1,209

(1)	Credit-related expenses include the income statement line items “Provision for losses” and “Foreclosed property income.”

(2)	Represents the straight-line amortization of purchased options premiums that we allocate to interest expense over the original expected life of the options. We include this amount in core business earnings instead of recording changes in the time value of purchased options because this treatment is more consistent with the accounting for the embedded options in our callable debt and the vast majority of our mortgages.

(3)	Represents changes in the fair value of the time value of purchased options recorded in accordance with FAS 133. We exclude this amount from our core business earnings measure because the period-to-period fluctuations in the time value portion of our options do not reflect the economics of our current risk management strategy, which generally is to hold our purchased options to maturity or exercise date. Consequently, we do not expect to realize the period-to-period fluctuations in time value. In addition, the accounting for purchased options under FAS 133 is inconsistent with the accounting for embedded options in our callable debt and mortgages.

(4)	Represents the net federal income tax effect of core business earnings adjustments based on the applicable federal income tax rate of 35 percent.

The only difference between our core business earnings and reported net income relates to the accounting treatment for purchased options under FAS 133. This difference only affects our Portfolio Investment business. Core business earnings and reported net income are the same for our Credit Guaranty business. The Portfolio Investment business represented $893 billion, or 98 percent of total assets, at March 31, 2003 and $869 billion, or 98 percent of total assets, at December 31, 2002.

8.     Derivative Instruments and Hedging Activities

The following table shows the outstanding notional balances of derivatives at March 31, 2003 and December 31, 2002 based on the hedge classification. We had no open hedge positions on the anticipatory issuance of debt at March 31, 2003.

	March 31, 2003				December 31, 2002

	Cash Flow	Fair Value	No Hedge		Cash Flow	Fair Value
	Hedges	Hedges	Designation	Total	Hedges	Hedges	Total

	(Dollars in millions)
Interest rate swaps:
Pay-fixed	$172,476	$23,751	$100	$196,327	$152,157	$16,355	$168,512
Receive-fixed and basis	51,009	41,047	—	92,056	48,259	29,636	77,895
Interest rate caps	106,393	—	—	106,393	122,393	—	122,393
Swaptions:
Pay-fixed	131,975	—	—	131,975	129,225	—	129,225
Receive-fixed	50,050	86,800	—	136,850	51,500	94,750	146,250
Other(1)	8,125	5,535	97	13,757	8,200	4,120	12,320

Total	$520,028	$157,133	$197	$677,358	$511,734	$144,861	$656,595

(1)	Includes foreign currency swaps, forward starting swaps, asset swaps, and other derivatives used to hedge anticipated debt issues.

FAS 133 requires that changes in the fair value of derivative instruments be recognized in earnings unless specific hedge accounting criteria are met. Although Fannie Mae’s derivatives may be effective economic hedges and critical in our interest rate risk management strategy, they may not meet the hedge accounting criteria of FAS 133. At March 31, 2003, we had $197 million in outstanding notional amount of derivatives that did not qualify for hedge accounting under FAS 133, which we are required to mark-to-market through earnings.

The following table shows the change in AOCI, net of taxes, associated with FAS 133 for the three months ended March 31, 2003:

FAS 133
Impact
on AOCI

(Dollars in millions)
Balance at December 31, 2002	$(16,251)
Losses on cash flow hedges, net	(840)
Reclassifications to earnings, net	1,242

Balance at March 31, 2003	$(15,849)

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosure about market risk is set forth on pages 18 to 21 of this Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Interest Rate Risk Management” and is incorporated herein by reference.

Item 4.     Controls and Procedures

Within 90 days prior to the filing date of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

In addition, based on this most recent evaluation, we have concluded that there were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we are involved in legal proceedings that arise in connection with properties acquired either through foreclosure on properties securing delinquent mortgage loans we own or by receiving deeds to those properties in lieu of foreclosure. For example, claims related to possible tort liability and compliance with applicable environmental requirements arise from time to time, primarily in the case of single-family REO.

We are a party to legal proceedings from time to time arising from our relationships with our seller/servicers. Disputes with lenders concerning their loan origination or servicing obligations to us, or disputes concerning termination by us (for any of a variety of reasons) of a lender’s authority to do business with us as a seller and/or servicer, can result in litigation. Also, loan servicing and financing issues have resulted from time to time in claims against us brought as putative class actions for borrowers. We also are a party to legal proceedings from time to time arising from other aspects of our business and administrative policies.

Claims and proceedings of all types are subject to many uncertain factors that generally cannot be predicted with assurance. However, in the case of the legal proceedings and claims that are currently pending against us, management believes that their outcome will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 2. Changes in Securities and Use of Proceeds

      (a) None.

      (b) None.

(c)	The securities Fannie Mae issues are “exempt securities” under laws administered by the SEC to the same extent as securities that are obligations of, or guaranteed as to principal and interest by, the United States. Registration statements with respect to offerings of Fannie Mae securities are not filed with the SEC, except for the voluntary filing on March 31, 2003, of Form 10 under the Securities Exchange Act of 1934 with respect to Fannie Mae common stock.

During the quarter ended March 31, 2003, Fannie Mae sold 8,000,000 shares of Non-Cumulative Preferred Stock, Series K, through a syndicate of underwriters led by Bear, Stearns & Co. Inc. The aggregate offering price was $400,000,000, and the aggregate underwriting discount was $3,500,000. The proceeds from this sale were used for general corporate purposes.

In addition, on April 29, 2003, Fannie Mae sold 6,900,000 shares of Non-Cumulative Preferred Stock, Series L, through a syndicate of underwriters led by Lehman Brothers and Goldman, Sachs & Co. The aggregate offering price was $345,000,000, and the aggregate underwriting discount was $3,018,750. The proceeds from this sale were used for general corporate purposes.

      (d) Not applicable.

Item 3.	Defaults Upon Senior Securities None.

Item 4.	Submission of Matters to a Vote of Security Holders None.

Item 5.	Other Information None.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits:

Exhibit 4.1	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series K (incorporated by reference to Exhibit 4.8 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003)
Exhibit 4.2	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series L.
Exhibit 12	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
Exhibit 99.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K

No reports on Form 8-K were filed during the first quarter of 2003. However, we filed the following Current Reports on Form 8-K subsequent to the end of the first quarter of 2003 through the filing date of this report.

1.	Report dated April 15, 2003, pursuant to Item 9, regarding the reporting of Fannie Mae’s earnings for the first quarter of 2003 and certain other data, filed April 15, 2003.

2.	Report dated May 13, 2003, pursuant to Item 5, regarding the reporting of Fannie Mae’s monthly summary financial information for the month of April 2003, filed May 14, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal National Mortgage Association

Date: May 15, 2003

By:	/s/ J. TIMOTHY HOWARD

J. Timothy Howard Executive Vice President and Chief Financial Officer

By:	/s/ LEANNE G. SPENCER

Leanne G. Spencer Senior Vice President and Controller

CERTIFICATIONS

PURSUANT TO SECURITIES EXCHANGE ACT RULE 13a-14

I, Franklin D. Raines, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Fannie Mae (formally, the Federal National Mortgage Association);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ FRANKLIN D. RAINES _________________________________________ Franklin D. Raines Chairman of the Board of Directors and Chief Executive Officer

I, J. Timothy Howard, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Fannie Mae (formally, the Federal National Mortgage Association);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ J. TIMOTHY HOWARD _________________________________________ J. Timothy Howard Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit 4.1	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series K (incorporated by reference to Exhibit 4.8 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003)
Exhibit 4.2	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series L.
Exhibit 12	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
Exhibit 99.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002