Form 10-Q
period 2003-06-30
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2003-08-14
CIK 310522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2003
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

☒ Yes                    ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

☐ Yes                    ☒ No

As of the close of business on July 31, 2003, there were 973,819,180 shares of common stock outstanding.

CROSS-REFERENCE INDEX TO FORM 10-Q

		Page

PART I	FINANCIAL INFORMATION	1
ITEM 1.	FINANCIAL STATEMENTS	33
	Independent Accountant’s Review Report	33
	Statements of Income	34
	Balance Sheets	35
	Statements of Changes in Stockholders’ Equity	36
	Statements of Cash Flows	37
	Notes to Financial Statements	38
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	1
	Selected Financial Data	1
	Results of Operations	3
	Core Business Earnings and Business Segment Results	8
	Off-Balance Sheet Arrangements	21
	Critical Accounting Policies	22
	Risk Management	23
	Liquidity and Capital Resources	30
	Pending Accounting Standards	32
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	48
ITEM 4.	CONTROLS AND PROCEDURES	48
PART II	OTHER INFORMATION	49
ITEM 1.	LEGAL PROCEEDINGS	49
ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	49
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	50
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	50
ITEM 5.	OTHER INFORMATION	51
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	51
SIGNATURES		52
CERTIFICATIONS		54

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

SELECTED FINANCIAL DATA

The following selected financial data includes performance measures and ratios based on our reported results and core business earnings, a supplemental non-GAAP (generally accepted accounting principles) measure used by management in operating our business. Our core business earnings measures are not defined terms within GAAP and may not be comparable to similarly titled measures presented by other companies. See “Management’s Discussion and Analysis— Core Business Earnings and Business Segment Results” for a discussion of how we use core business earnings measures and why we believe they are helpful to investors. Our results for the three-month and six-month periods ended June 30, 2003 and 2002 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation. We have reclassified certain prior period amounts to conform to our current year presentation. Results for the reported period are not necessarily indicative of the results that may be expected for the full year.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Dollars and shares in millions,
	except per share amounts)
Reported Earnings Data:

Net income	$1,102	$1,464	$3,042	$2,672
Preferred stock dividends	(34)	(24)	(64)	(57)

Net income available to common stockholders	$1,068	$1,440	$2,978	$2,615

Basic earnings per common share	$1.09	$1.45	$3.03	$2.63
Diluted earnings per common share	1.09	1.44	3.02	2.61
Weighted-average diluted common shares outstanding	982	1,000	987	1,001
Cash dividends per common share	$.39	$.33	$.78	$.66
Net interest yield, taxable-equivalent basis	1.63%	1.33%	1.61%	1.32%
Return on average assets	.47	.70	.66	.64
Average equity to average assets	1.9	2.3	1.9	2.3
Return on common equity	31.3	33.9	43.1	32.2
Ratio of earnings to combined fixed charges and preferred stock dividends(1)	1.15:1	1.19:1	1.21:1	1.17:1
Core Business Earnings Data:(2)

Core business earnings(3)	$1,860	$1,573	$3,710	$3,091
Core business earnings per diluted common share	1.86	1.55	3.70	3.03
Core taxable-equivalent revenues(4)	3,980	2,971	7,583	5,811
Net interest margin, taxable-equivalent basis(5)	1.30%	1.16%	1.28%	1.16%
Core return on average assets(6)	.80	.76	.80	.75
Core return on average realized common equity(7)	27.7	25.8	27.9	25.8

	June 30,	December 31,
	2003	2002

Balance Sheet Data:

Mortgage portfolio, net	$820,276	$797,693
Liquid assets	69,089	61,554
Total assets	923,795	887,515
Borrowings:
Due within one year	422,274	382,412
Due after one year	461,807	468,570
Total liabilities	906,431	871,227
Preferred stock	3,883	2,678
Stockholders’ equity	17,364	16,288
Core capital(8)	30,675	28,079
Total capital(9)	31,469	28,871

	Three Months Ended		Six Months Ended
	June 30,		June 30,

Other Performance Measures:	2003	2002	2003	2002

Average effective guaranty fee rate(10)	.212%	.183%	.208%	.184%
Credit loss ratio(11)	.005	.004	.004	.005
Administrative expense ratio(12)	.071	.073	.072	.073
Efficiency ratio(13)	8.9	10.1	9.2	10.2
Mortgage purchases	$127,960	$56,917	$259,965	$147,863
MBS issues acquired by others(14)	282,502	102,909	486,435	209,713
Outstanding MBS(15)	1,237,461	945,497	1,237,461	945,497
Book of business(16)	2,049,928	1,686,241	2,049,928	1,686,241

(1)	“Earnings” consists of (a) income before federal income taxes and (b) fixed charges. Fixed charges represent interest expense.

(2)	See Management’s Discussion and Analysis of Financial Condition and Results of Operations— Core Business Earnings and Business Segment Results for additional discussion of our supplemental non-GAAP (generally accepted accounting principles) core business earnings measures and for a reconciliation to comparable GAAP measures.

(3)	Core business earnings is a non-GAAP measure developed by management in conjunction with the adoption of FAS 133 to evaluate and assess the quality of Fannie Mae’s earnings from its principal business activities on a consistent basis. Core business earnings is presented on a net of tax basis and excludes changes in the time value of purchased options recorded under FAS 133 and includes purchased options premiums amortized on a straight-line basis over the original estimated life of the option, together with any acceleration of expense related to options extinguished prior to exercise.

(4)	A non-GAAP measure that includes revenues net of operating losses primarily on low-income housing tax credit limited partnerships and purchased options premiums amortization expense, adjusted to include taxable-equivalent amounts of tax-exempt income using the applicable federal income tax rate of 35 percent.

(5)	A non-GAAP measure calculated based on annualized core net interest income on a tax-equivalent basis divided by the weighted average net investment balance.

(6)	A non-GAAP measure calculated based on core business earnings less preferred stock dividends divided by average assets.

(7)	A non-GAAP measure calculated based on core business earnings less preferred stock dividends divided by average realized common stockholders’ equity (common stockholders’ equity excluding accumulated other comprehensive income).

(8)	The sum of (a) the stated value of common stock, (b) the stated value of outstanding noncumulative perpetual preferred stock, (c) paid-in capital, and (d) retained earnings, less treasury stock. Core capital represents a regulatory measure of capital.

(9)	The sum of (a) core capital and (b) the total allowance for loan losses and guaranty liability for MBS, less (c) the specific loss allowance. Total capital represents a regulatory measure of capital. Specific loss allowances totaled $13 million at June 30, 2003 and $19 million at December 31, 2002.

(10)	Calculated based on guaranty fee and related income from outstanding MBS.

(11)	Charge-offs, net of recoveries, and foreclosed property income as a percentage of average mortgage portfolio (on an amortized cost basis) and average outstanding MBS.

(12)	Administrative expenses as a percentage of average net mortgage portfolio and average outstanding MBS.

(13)	Administrative expenses as a percentage of core taxable-equivalent revenues.

(14)	Fannie Mae guaranteed MBS and other mortgage-related securities issued and purchased by investors other than Fannie Mae.

(15)	Includes MBS and other mortgage-related securities guaranteed by Fannie Mae and held by investors other than Fannie Mae.

(16)	Mortgage portfolio and outstanding MBS, based on unpaid principal balances.

Fannie Mae is the nation’s largest source of funds for mortgage lenders and investors. Although we operate under a federal charter, we are a private, shareholder-owned company. Our purpose is to facilitate the flow of low-cost mortgage capital to increase the availability and affordability of homeownership for low-, moderate-, and middle-income Americans. We operate exclusively in the secondary mortgage market by purchasing mortgages and mortgage-related securities, including Fannie Mae mortgage-backed securities, from primary market institutions, such as commercial banks, savings and loan associations, mortgage companies, securities dealers, and other investors. We provide additional liquidity in the secondary market by guaranteeing mortgages and issuing and guaranteeing mortgage-related securities. We generate revenue from these activities through our two primary lines of business: Portfolio Investment Business and Credit Guaranty Business.

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

RESULTS OF OPERATIONS

Overview

Our reported net income for the second quarter of 2003 totaled $1.102 billion, a decrease of 25 percent over our second quarter 2002 reported results of $1.464 billion. Diluted earnings per share (“diluted EPS”) decreased 24 percent to $1.09 from $1.44 in the second quarter of 2002. The decrease in second quarter 2003 reported net income and diluted EPS was driven by an increase in purchased options expense, which more than offset an increase in net interest income, guaranty fee income, and fee and other income. Our reported net income for the first half of 2003 totaled $3.042 billion, an increase of 14 percent over our first half 2002 reported results of $2.672 billion. Diluted EPS increased 16 percent to $3.02 from $2.61 in the first half of 2002. The increase in reported net income and diluted EPS for the first half of 2003 was driven by an increase in net interest income, guaranty fee income, and fee and other income, which more than offset an increase in purchased options expense. Our reported results are based on generally accepted accounting principles (“GAAP”), which include the effects of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”). FAS 133 generates significant volatility in our reported net income because it requires that we record in our income statement changes in the time value of purchased options that we use to manage interest rate risk, but it does not allow us to record in earnings changes in the intrinsic value of some of those options or similar changes in the fair value of options in all of our callable debt or mortgage assets. We expect purchased options expense to vary, often substantially, from period to period with changes in interest rates, expected interest rate volatility, and derivative activity. Purchased options expense for the second quarter and first half of 2003 increased $1.385 billion and $1.222 billion, respectively, over the corresponding prior year periods.

Reported net interest income for the second quarter and first half of 2003 increased 38 percent in each period to $3.501 billion and $6.869 billion, respectively, while guaranty fee income increased 49 percent and 42 percent to $632 million and $1.179 billion, respectively. Increases in net interest income were driven primarily by growth in our reported net interest yield and our mortgage portfolio, while increases in guaranty fee income were driven primarily by growth in outstanding MBS balances and our effective guaranty fee rate. Our market— residential mortgage debt outstanding— remained strong, growing at an annualized rate of 11.5 percent during the first quarter of 2003 despite slow economic growth and high market volatility. Record amounts of refinancing volumes during the first half of 2003 led to strong growth in our MBS. Rapid refinancings also led to a rise in the effective guaranty fee rate as rapid prepayments caused deferred guaranty fee revenues to be recognized more quickly. Despite the strong market, our mortgage portfolio grew slowly during the first half of 2003 due to continued demand for mortgages from banks and other financial institutions. However, this slow portfolio growth was offset by a further temporary increase in our net interest yield, which benefited from the steep yield curve and low short-term interest rates that persisted throughout the first half of the year.

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

Table 1: Net Interest Yield

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Dollars in millions)
Interest income:
Mortgage portfolio	$12,256	$12,326	$24,846	$24,497
Nonmortgage investments and cash equivalents	336	420	642	826

Total interest income	12,592	12,746	25,488	25,323

Interest expense:(1)
Short-term debt	697	646	1,447	1,430
Long-term debt	8,394	9,568	17,172	18,930

Total interest expense	9,091	10,214	18,619	20,360

Net interest income	3,501	2,532	6,869	4,963
Taxable-equivalent adjustment on tax-exempt investments (2)	119	126	242	249

Taxable-equivalent net interest income	$3,620	$2,658	$7,111	$5,212

Average balances:(3)
Interest-earning assets:(4)
Mortgage portfolio, net	$808,215	$732,796	$806,510	$724,200
Nonmortgage investments and cash equivalents	81,966	69,187	74,550	67,176

Total interest-earning assets	890,181	801,983	881,060	791,376
Interest-free funds(5)	(32,431)	(24,196)	(30,432)	(24,083)

Total interest-earning assets funded by debt	857,750	777,787	850,628	767,293

Interest-bearing liabilities:(1)
Short-term debt	231,718	128,885	221,063	130,153
Long-term debt	626,032	648,902	629,565	637,140

Total interest-bearing liabilities	$857,750	$777,787	$850,628	$767,293

Average interest rates:(2, 3)
Interest-earning assets:
Mortgage portfolio, net	6.07%	6.77%	6.17%	6.81%
Nonmortgage investments and cash equivalents	1.66	2.45	1.74	2.49

Total interest-earning assets	5.66	6.40	5.80	6.44
Interest-free return(5)	.21	.18	.18	.18

Total interest-earning assets and interest-free return	5.87	6.58	5.98	6.62

Interest-bearing liabilities:(1)
Short-term debt	1.19	1.99	1.29	2.18
Long-term debt	5.36	5.90	5.46	5.94

Total interest-bearing liabilities	4.24	5.25	4.37	5.30

Net interest yield	1.63%	1.33%	1.61%	1.32%

(1)	Classification of interest expense and interest-bearing liabilities as short-term or long-term is based on effective maturity or repricing date, taking into consideration the effect of derivative financial instruments. In the first quarter of 2003, we revised our method of classifying interest expense between short-term and long-term on certain derivative instruments. This reclassification does not affect Fannie Mae’s total interest expense. We reclassified $73 million and $31 million between short-term and long-term interest expense for the three months and six months ended June 30, 2002 to conform to our current year presentation.

(2)	Reflects non-GAAP adjustments to permit comparison of yields on tax-exempt and taxable assets based on a 35 percent marginal tax rate.

(3)	Averages have been calculated on a monthly basis based on amortized cost.

(4)	Includes average balance of nonaccrual loans of $5.9 billion and $4.5 billion for the three months ended June 30, 2003 and 2002, respectively, and $5.8 billion and $4.3 billion for the six months ended June 30, 2003 and 2002, respectively.

(5)	Interest-free funds represent the portion of our investment portfolio funded by equity and non-interest bearing liabilities.

Reported net interest income for the second quarter and first half of 2003 increased 38 percent in each period over the corresponding prior year periods to $3.501 billion and $6.869 billion, respectively, driven by an 11 percent increase in our average net investment balance for each period, and a 30 basis point and 29 basis point expansion in our reported net interest yield to 1.63 percent and 1.61 percent, respectively. Our average net investment balance (also referred to as total interest-earning assets) consists of our mortgage portfolio (net of unrealized gains and losses on available-for-sale securities and deferred balances) and nonmortgage investments. The upfront cost of purchased options is not included in our reported net interest income and net interest yield. However, the interest expense on callable debt is included in reported net interest income. Accordingly, our net interest yield benefited from increases in the amount of purchased options used as a substitute for callable debt.

A rate/volume analysis of the changes in our reported net interest income between the second quarter and first half of 2003 and the second quarter and first half of 2002 is shown in Table 2.

Table 2: Rate/Volume Analysis of Reported Net Interest Income

		Attributable to
		Changes in(1)
	Increase
	(Decrease)	Volume	Rate

	(Dollars in millions)
Second Quarter 2003 vs. Second Quarter 2002
Interest income:
Mortgage portfolio	$(70)	$1,205	$(1,275)
Nonmortgage investments and cash equivalents	(84)	68	(152)

Total interest income	(154)	1,273	(1,427)

Interest expense:(2)
Short-term debt	51	378	(327)
Long-term debt	(1,174)	(328)	(846)

Total interest expense	(1,123)	50	(1,173)

Change in net interest income	$969	$1,223	$(254)

Change in taxable-equivalent adjustment on tax-exempt investments(3)	(7)

Change in taxable-equivalent net interest income	$962

First Six Months 2003 vs. First Six Months 2002
Interest income:
Mortgage portfolio	$349	$2,645	$(2,296)
Nonmortgage investments and cash equivalents	(184)	83	(267)

Total interest income	165	2,728	(2,563)

Interest expense:(2)
Short-term debt	17	743	(726)
Long-term debt	(1,758)	(222)	(1,536)

Total interest expense	(1,741)	521	(2,262)

Change in net interest income	$1,906	$2,207	$(301)

Change in taxable-equivalent adjustment on tax-exempt investments(3)	(7)

Change in taxable-equivalent net interest income	$1,899

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative size.

(2)	Classification of interest expense and interest-bearing liabilities as short-term or long-term is based on effective maturity or repricing date, taking into consideration the effect of derivative financial instruments.

(3)	Reflects non-GAAP adjustments to permit comparison of yields on tax-exempt and taxable assets based on a 35 percent marginal tax rate.

Guaranty Fee Income

Guaranty fee income grew 49 percent and 42 percent over the second quarter and first half of 2002 to $632 million and $1.179 billion, respectively. The increase in guaranty fee income in the second quarter of 2003 was driven by a 29 percent growth in average outstanding MBS and a 16 percent increase in the average effective guaranty fee rate on outstanding MBS. The increase in guaranty fee income in the first half of 2003 was driven by a 26 percent growth in average outstanding MBS and a 13 percent increase in the average effective guaranty fee rate on outstanding MBS. We use the term “MBS” (mortgage-backed securities) to refer to mortgage-related securities we issue or on which Fannie Mae guarantees timely payment of scheduled principal and interest.

Average outstanding MBS totaled $1.193 trillion and $1.135 trillion in the second quarter and first half of 2003, respectively, compared with $927 billion and $902 billion in the second quarter and first half of 2002. MBS issues acquired by other investors totaled $283 billion and $486 billion in the second quarter and first half of 2003, respectively, versus $103 billion and $210 billion in the second quarter and first half of 2002. MBS issuances expanded in response to increased demand from lenders and investors as the result of an increase in refinance activity driven by lower interest rates. The growth in the average effective guaranty fee rate between the second quarters and first six months of 2003 and 2002 was largely the result of faster revenue recognition of deferred fees due to accelerated mortgage prepayments, together with somewhat higher fee rates on new business.

Fee and Other Income, Net

Fee and other income totaled $232 million and $345 million in the second quarter and first half of 2003, up from $42 million and $45 million of income in the second quarter and first half of 2002. During the first half of 2003, we experienced a significant increase in transaction, technology, and multifamily fees due to a surge in business volumes associated with a stronger refinancing market. Transaction, technology, and multifamily fees totaled $283 million and $524 million for the second quarter and first half of 2003, increases of $187 million and $341 million over the second quarter and first half of 2002.

We recorded $99 million and $32 million of gains from the sale of mortgage-related securities classified as available-for-sale during the three months ended June 30, 2003 and 2002. We recorded $110 million and $21 million of gains from the sale of mortgage-related securities classified as available-for-sale during the six months ended June 30, 2003 and 2002.

We recognized impairment totaling $102 million and $197 million in the second quarter and first half of 2003, respectively, due to other than temporary declines in the fair value of certain mortgage and nonmortgage securities or investments. These securities were downgraded during the year and their fair values were significantly lower than cost. It is uncertain whether we will receive all principal and interest due to us.

Credit-Related Expenses

Our overall credit performance remained relatively stable in the second quarter and first half of 2003 compared to the corresponding prior year periods. Credit-related expenses, which include provision for losses and foreclosed property income, declined slightly to $23 million and $43 million in the second quarter and first half of 2003, compared with $24 million and $46 million in the second quarter and first half of 2002. The decrease in credit-related expenses was driven by a decline in provision for losses, which more than offset a decline in foreclosed property income. Provision for losses decreased $7 million and $12 million from the second quarter and first half of 2002 to $26 million and $49 million, respectively. Foreclosed property income totaled $3 million and $6 million in the second quarter and first half of 2003, down from $9 million and $15 million in the second quarter and first half of 2002, primarily due to less income on foreclosed property dispositions.

Credit-related losses, which include charge-offs plus foreclosed property income, remained low in the first half of 2003 due to continued home price gains resulting from the strong housing market, the use of credit enhancements to manage our credit risk, and aggressive management of problem loans. Credit-related losses increased slightly to $23 million and $43 million in the second quarter and first half of 2003, from $17 million and $39 million in the second quarter and first half of 2002, primarily due to a decline in foreclosed property income.

Administrative Expenses

Administrative expenses totaled $354 million and $698 million in the second quarter and first half of 2003, increases of 18 percent over both the second quarter and first half of 2002. The above-average growth in administrative expenses was due primarily to costs incurred in reengineering Fannie Mae’s core technology infrastructure to enhance our ability to process and manage the risk on mortgage assets and the expensing of new stock-based compensation. On January 1, 2003, we adopted the expense recognition provisions of the fair value method of accounting for stock-based compensation under Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (“FAS 123”) and began expensing all new stock-based compensation.

We evaluate growth in administrative expenses based on growth in core taxable-equivalent revenues and our average book of business. Core taxable-equivalent revenues is a supplemental non-GAAP measure discussed further in “MD&A— Core Business Earnings and Business Segment Results.” Despite the above-average growth in administrative expenses, our efficiency ratio— the ratio of administrative expenses to core taxable-equivalent revenues— improved to 8.9 percent and 9.2 percent in the second quarter and first half of 2003 from 10.1 percent and 10.2 percent in the second quarter and first half of 2002. The ratio of administrative expenses as a percentage of our average book of business improved to .071 percent and .072 percent in the second quarter and first half of 2003, compared with ..073 percent in both the second quarter and first half of 2002.

Purchased Options Expense

Purchased options expense totaled $1.883 billion and $2.508 billion in the second quarter and first half of 2003, respectively, up significantly from $498 million and $1.286 billion in the second quarter and first half of 2002. The mark-to-market of the time value of our purchased options will vary from period to period with changes in interest rates, expected interest rate volatility, and derivative activity.

Debt Extinguishments

We recognized $740 million and $1.132 billion in losses on debt extinguishments during the second quarter and first half of 2003, respectively, up from $225 million and $396 million in losses on debt extinguishments that we recognized during the second quarter and first half of 2002. These losses resulted from the call and repurchase of $73 billion and $121 billion of debt during the second quarter and first half of 2003, respectively, and the call and repurchase of $30 billion and $60 billion of debt during the second quarter and first half of 2002, respectively. The year-over-year increase in debt extinguishment activity was driven by attractive opportunities to repurchase relatively high-cost debt. We regularly call or repurchase debt as part of our interest rate risk management strategy.

Income Taxes

Our effective tax rate on reported net income in the second quarter and first half of 2003 was 19 percent and 24 percent based on a provision for federal income taxes of $263 million and $970 million, respectively. In comparison, our effective tax rate for the same prior year periods was 25 percent and 24 percent and our tax provision totaled $485 million and $848 million in the second quarter and first half of 2002. Because of the significant decrease in our pre-tax reported income for the second quarter of 2003, our tax-exempt income and the tax credits we receive on our tax-advantaged investments provided disproportionate tax benefit to our base of pre-tax reported income which reduced our effective tax rate. Our effective tax rate based on core business earnings, which is adjusted for the impact of FAS 133 on our purchased options, was 27 percent and 26 percent in the second quarter and first half of 2003, compared with 26 percent in the same prior year periods.

CORE BUSINESS EARNINGS AND BUSINESS SEGMENT RESULTS

Management relies primarily on core business earnings, a supplemental non-GAAP measure developed in conjunction with our adoption of FAS 133, to evaluate Fannie Mae’s financial performance. While core business earnings is not a substitute for GAAP net income, we rely on core business earnings in operating our business because we believe core business earnings provides our management and investors with a better measure of our financial results and better reflects our risk management strategies than our GAAP net income. Core business earnings excludes the unpredictable volatility in the time value of purchased options because we intend to hold these options to maturity, and we do not believe the period-to-period variability in our reported net income from changes in the time value of our purchased options accurately reflects the underlying risks or economics of our hedging strategies. Core business earnings includes amortization of purchased option premiums on a straight-line basis over the original expected life of the options, together with any acceleration of expense related to any options extinguished prior to exercise or expiration. The net amount of purchased options amortization expense recorded under our core business earnings measure will equal the net amount of purchased options expense ultimately recorded under FAS 133 in our reported net income over the life of our options. However, our amortization treatment is more consistent with the accounting for embedded options in our callable debt and more accurately reflects the underlying economics of our use of purchased options as a substitute for issuing callable debt— two alternate hedging strategies that are economically very similar but require different accounting treatment. The calculation of core capital and total capital includes retained earnings, which incorporates GAAP net income, not core business earnings. Our core capital and total capital levels are important determinants of the amount of capital available to shareholders for dividends and our dividend policies take into account these capital levels.

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

Core Business Earnings

Core business earnings for the second quarter of 2003 grew 18 percent over the second quarter of 2002 to $1.860 billion. Core business earnings per diluted common share increased 20 percent to $1.86 from $1.55 in the second quarter of 2002 and increased 22 percent to $3.70 from $3.03 in the first half of 2002. Increases in our core business earnings and core business earnings per diluted common share were due primarily to strong growth in our core net interest income, guaranty fee income, and fee and other income. Highlights of our second quarter 2003 performance compared with second quarter 2002 include:

•	34 percent increase in core taxable-equivalent revenues to $3.980 billion

•	26 percent increase in core net interest income to $2.785 billion

•	14 basis point increase in the net interest margin to 1.30 percent

•	49 percent increase in guaranty fee income

•	$190 million increase in fee and other income to $232 million

•	Losses of $740 million from the call and repurchase of debt compared with $225 million

•	29 percent annualized growth in our combined book of business (gross mortgage portfolio and outstanding MBS) during the second quarter of 2003, up from 14 percent annualized growth in the second quarter of 2002

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

Table 3 shows our line of business and consolidated core business earnings results for the second quarter and first half of 2003 and 2002. The only difference between core business earnings and reported net income relates to the FAS 133 accounting treatment for purchased options, which affects our Portfolio Investment business. Core business earnings does not exclude any other accounting effects related to the application of FAS 133. The FAS 133 related reconciling items between our core business earnings and reported results have no effect on our Credit Guaranty business.

Table 3: Reconciliation of Core Business Earnings to Reported Results

	Three Months Ended June 30, 2003

			Total Core	Reconciling
	Portfolio	Credit	Business	Items Related to		Reported
	Investment	Guaranty	Earnings	Purchased Options		Results

	(Dollars in millions)
Net interest income	$3,280	$221	$3,501	$—		$3,501
Purchased options amortization expense	(716)	—	(716)	716	(2)	—

Core net interest income	2,564	221	2,785	716		3,501
Guaranty fee income (expense)	(404)	1,036	632	—		632
Fee and other income, net	231	1	232	—		232
Credit-related expenses(1)	—	(23)	(23)	—		(23)
Administrative expenses	(103)	(251)	(354)	—		(354)
Purchased options expense under FAS 133	—	—	—	(1,883	)(3)	(1,883)
Debt extinguishments	(740)	—	(740)	—		(740)

Income before federal income taxes	1,548	984	2,532	(1,167)		1,365
Provision for federal income taxes	(454)	(218)	(672)	409	(4)	(263)

Net income	$1,094	$766	$1,860	$(758)		$1,102

	Three Months Ended June 30, 2002

			Total Core	Reconciling
	Portfolio	Credit	Business	Items Related to		Reported
	Investment	Guaranty	Earnings	Purchased Options		Results

Net interest income	$2,375	$157	$2,532	$—		$2,532
Purchased options amortization expense	(330)	—	(330)	330	(2)	—

Core net interest income	2,045	157	2,202	330		2,532
Guaranty fee income (expense)	(336)	759	423	—		423
Fee and other income, net	82	(40)	42	—		42
Credit-related expenses(1)	—	(24)	(24)	—		(24)
Administrative expenses	(91)	(210)	(301)	—		(301)
Purchased options expense under FAS 133	—	—	—	(498	)(3)	(498)
Debt extinguishments	(225)	—	(225)	—		(225)

Income before federal income taxes	1,475	642	2,117	(168)		1,949
Provision for federal income taxes	(430)	(114)	(544)	59	(4)	(485)

Net income	$1,045	$528	$1,573	$(109)		$1,464

(1)	Credit-related expenses include the income statement line items “Provision for losses” and “Foreclosed property income.”

(2)	Represents the straight-line amortization of purchased options expense that we allocate to interest expense over the original expected life of the options. We include this amount in core business earnings instead of recording changes in the time value of purchased options because this treatment is more consistent with the accounting for the embedded options in our callable debt and the vast majority of our mortgages.

(3)	Represents changes in the fair value of the time value of purchased options recorded in accordance with FAS 133. We exclude this amount from our core business earnings measure because the period-to-period fluctuations in the time value portion of our options do not reflect the economics of our current risk management strategy, which generally is to hold our purchased options to maturity or exercise date. Consequently, we do not expect to realize the period-to-period fluctuations in time value. In addition, the accounting for purchased options under FAS 133 is inconsistent with the accounting for embedded options in our callable debt and mortgages.

(4)	Represents the net federal income tax effect of core business earnings adjustments based on the applicable federal income tax rate of 35 percent.

	Six Months Ended June 30, 2003

			Total Core	Reconciling
	Portfolio	Credit	Business	Items Related to		Reported
	Investment	Guaranty	Earnings	Purchased Options		Results

	(Dollars in millions)
Net interest income	$6,466	$403	$6,869	$—		$6,869
Purchased options amortization expense	(1,481)	—	(1,481)	1,481	(2)	—

Core net interest income	4,985	403	5,388	1,481		6,869
Guaranty fee income (expense)	(807)	1,986	1,179	—		1,179
Fee and other income, net	353	(8)	345	—		345
Credit-related expenses(1)	—	(43)	(43)	—		(43)
Administrative expenses	(204)	(494)	(698)	—		(698)
Purchased options expense under FAS 133	—	—	—	(2,508	)(3)	(2,508)
Debt extinguishments	(1,132)	—	(1,132)	—		(1,132)

Income before federal income taxes	3,195	1,844	5,039	(1,027)		4,012
Provision for federal income taxes	(938)	(391)	(1,329)	359	(4)	(970)

Net income	$2,257	$1,453	$3,710	$(668)		$3,042

	Six Months Ended June 30, 2002

			Total Core	Reconciling
	Portfolio	Credit	Business	Items Related to		Reported
	Investment	Guaranty	Earnings	Purchased Options		Results

Net interest income	$4,647	$316	$4,963	$—		$4,963
Purchased options amortization expense	(641)	—	(641)	641	(2)	—

Core net interest income	4,006	316	4,322	641		4,963
Guaranty fee income (expense)	(654)	1,485	831	—		831
Fee and other income, net	142	(97)	45	—		45
Credit-related expenses(1)	—	(46)	(46)	—		(46)
Administrative expenses	(176)	(415)	(591)	—		(591)
Purchased options expense under FAS 133	—	—	—	(1,286	)(3)	(1,286)
Debt extinguishments	(396)	—	(396)	—		(396)

Income before federal income taxes	2,922	1,243	4,165	(645)		3,520
Provision for federal income taxes	(858)	(216)	(1,074)	226	(4)	(848)

Net income	$2,064	$1,027	$3,091	$(419)		$2,672

(1)	Credit-related expenses include the income statement line items “Provision for losses” and “Foreclosed property income.”

(2)	Represents the straight-line amortization of purchased options expense that we allocate to interest expense over the original expected life of the options. We include this amount in core business earnings instead of recording changes in the time value of purchased options because this treatment is more consistent with the accounting for the embedded options in our callable debt and the vast majority of our mortgages.

(3)	Represents changes in the fair value of the time value of purchased options recorded in accordance with FAS 133. We exclude this amount from our core business earnings measure because the period-to-period fluctuations in the time value portion of our options do not reflect the economics of our current risk management strategy, which generally is to hold our purchased options to maturity or exercise date. Consequently, we do not expect to realize the period-to-period fluctuations in time value. In addition, the accounting for purchased options under FAS 133 is inconsistent with the accounting for embedded options in our callable debt and mortgages.

(4)	Represents the net federal income tax effect of core business earnings adjustments based on the applicable federal income tax rate of 35 percent.

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

Core Taxable-Equivalent Revenues

Core taxable-equivalent revenues for the second quarter and first half of 2003 increased 34 percent and 30 percent over the second quarter and first half of 2002 to $3.980 billion and $7.583 billion, primarily due to strong growth in core net interest income, guaranty fee income, and fee and other income. Table 4 reconciles core taxable-equivalent revenues to taxable-equivalent revenues and provides a comparison between the second quarter and first half of 2003 and 2002.

Table 4: Core Taxable-Equivalent Revenues

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

	(Dollars in millions)
Net interest income	$3,501	$2,532	$6,869	$4,963
Guaranty fees	632	423	1,179	831
Fee and other income, net(1)	232	42	345	45

Total revenues	4,365	2,997	8,393	5,839
Taxable-equivalent adjustments:
Investment tax credits(2)	212	178	429	364
Tax-exempt investments(3)	119	126	242	249

Taxable-equivalent revenues	4,696	3,301	9,064	6,452
Purchased options amortization expense(4)	(716)	(330)	(1,481)	(641)

Core taxable-equivalent revenues	$3,980	$2,971	$7,583	$5,811

(1)	Includes net losses on certain tax-advantaged investments totaling $52 million and $75 million for the three months ended June 30, 2003 and 2002, respectively, and $124 million and $140 million for the six months ended June 30, 2003 and 2002, respectively.

(2)	Represents non-GAAP taxable-equivalent adjustments for tax credits related to losses on certain affordable housing tax-advantaged equity investments and other investment tax credits using the applicable federal income tax rate of 35 percent.
(3)	Represents non-GAAP adjustments to permit comparisons of yields on tax-exempt and taxable assets based on a 35 percent marginal tax rate.
(4)	Represents non-GAAP adjustment for straight-line amortization of purchased options premiums that would have been recorded prior to the adoption of FAS 133 in 2001.

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

Table 5: Net Interest Margin

	Three Months		Six Months Ended
	Ended June 30,		June 30,

	2003	2002	2003	2002

	(Dollars in millions)
Net interest income	$3,501	$2,532	$6,869	$4,963
Purchased options amortization expense(1)	(716)	(330)	(1,481)	(641)

Core net interest income	2,785	2,202	5,388	4,322
Taxable-equivalent adjustment on tax-exempt investments (2)	119	126	242	249

Taxable-equivalent core net interest income	$2,904	$2,328	$5,630	$4,571

Average balances:(3)
Interest-earning assets:(4)
Mortgage portfolio, net	$808,215	$732,796	$806,510	$724,200
Nonmortgage investments and cash equivalents	81,966	69,187	74,550	67,176

Total interest-earning assets	890,181	801,983	881,060	791,376
Interest-free funds(5)	(32,431)	(24,196)	(30,432)	(24,083)

Total interest-earning assets funded by debt	857,750	777,787	850,628	767,293

Interest-bearing liabilities:(6)
Short-term debt	231,718	128,885	221,063	130,153
Long-term debt	626,032	648,902	629,565	637,140

Total interest-bearing liabilities	$857,750	$777,787	$850,628	$767,293

Average interest rates:(2, 3)
Interest-earning assets:
Mortgage portfolio, net	6.07%	6.77%	6.17%	6.81%
Nonmortgage investments and cash equivalents	1.66	2.45	1.74	2.49

Total interest-earning assets	5.66	6.40	5.80	6.44
Interest-free return(5)	.20	.18	.20	.19

Total interest-earning assets and interest-free return	5.86	6.58	6.00	6.63

Interest-bearing liabilities:(6)
Short-term debt	1.43	2.21	1.54	2.39
Long-term debt	5.72	6.06	5.83	6.10

Total interest-bearing liabilities	4.56	5.42	4.72	5.47

Net interest margin	1.30%	1.16%	1.28%	1.16%

(1)	Reflects non-GAAP adjustment for straight-line amortization of purchased options premiums that would have been recorded prior to the adoption of FAS 133 in 2001.

(2)	Reflects non-GAAP adjustments to permit comparison of yields on tax-exempt and taxable assets based on a 35 percent marginal tax rate.

(3)	Averages have been calculated on a monthly basis based on amortized cost.

(4)	Includes average balance of nonaccrual loans of $5.9 billion and $4.5 billion for the three months ended June 30, 2003 and 2002, respectively, and $5.8 billion and $4.3 billion for the six months ended June 30, 2003 and 2002, respectively.

(5)	Interest-free funds represent the portion of our investment portfolio funded by equity and non-interest bearing liabilities.

(6)	Classification of interest expense and interest-bearing liabilities as short-term or long-term is based on effective maturity or repricing date, taking into consideration the effect of derivative financial instruments. The cost of debt includes expense for the amortization of purchased options.

Core net interest income for the second quarter and first half of 2003 increased $583 million and $1.066 billion, or 26 percent and 25 percent, over the second quarter and first half of 2002 to $2.785 billion and $5.388 billion. The increase was due primarily to 11 percent growth in our average net investment balance (total interest earning assets) in each period and a 14 basis point and 12 basis point increase in the net interest margin to 1.30 percent and 1.28 percent in the second quarter and first half of 2003, respectively. Table 6 shows changes in core net interest income between the second quarter and first half of 2003 and the second quarter and first half of 2002.

Table 6: Rate/Volume Analysis of Changes in Core Net Interest Income

		Attributable to
		Changes in(1)
	Increase
	(Decrease)	Volume	Rate

	(Dollars in millions)
Second Quarter 2003 vs. Second Quarter 2002
Interest income:
Mortgage portfolio	$(70)	$1,205	$(1,275)
Nonmortgage investments and cash equivalents	(84)	68	(152)

Total interest income	(154)	1,273	(1,427)

Interest expense:(2)
Short-term debt	51	378	(327)
Long-term debt	(1,174)	(328)	(846)

Total interest expense	(1,123)	50	(1,173)

Change in net interest income	$969	$1,223	$(254)

Change in purchased options amortization expense(3)	(386)

Change in core net interest income	$583
Change in taxable-equivalent adjustment on tax-exempt investments(4)	(7)

Change in taxable-equivalent core net interest income	$576

First Six Months 2003 vs. First Six Months 2002
Interest income:
Mortgage portfolio	$349	$2,645	$(2,296)
Nonmortgage investments and cash equivalents	(184)	83	(267)

Total interest income	165	2,728	(2,563)

Interest expense:(2)
Short-term debt	17	743	(726)
Long-term debt	(1,758)	(222)	(1,536)

Total interest expense	(1,741)	521	(2,262)

Change in net interest income	$1,906	$2,207	$(301)

Change in purchased options amortization expense(3)	(840)

Change in core net interest income	$1,066
Change in taxable-equivalent adjustment on tax-exempt investments(4)	(7)

Change in taxable-equivalent core net interest income	$1,059

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative size.

(2)	Classification of interest expense and interest-bearing liabilities as short-term or long-term is based on effective maturity or repricing date, taking into consideration the effect of derivative financial instruments.

(3)	Reflects non-GAAP adjustment for straight-line amortization of purchased options premiums that we would have recorded under GAAP prior to adopting FAS 133.

(4)	Reflects non-GAAP adjustments to permit comparison of yields on tax-exempt and taxable assets based on a 35 percent marginal tax rate.

Business Segment Results

Portfolio Investment Business

Fannie Mae’s Portfolio Investment business manages the interest rate risk of our mortgage portfolio and nonmortgage investments. Core business earnings generated by our Portfolio Investment business is primarily reflected in core net interest income. Second quarter and first half 2003 core business earnings for our Portfolio Investment business grew 5 percent and 9 percent over the corresponding periods in 2002 to $1.094 billion and $2.257 billion, respectively. This growth was driven primarily by strong growth in core net interest income in both periods, partially offset by a significant increase in losses from debt extinguishments.

The increase in core net interest income for our Portfolio Investment business was driven by an increase in our net interest margin, which averaged 130 basis points and 128 basis points in the second quarter and first half of 2003, respectively, compared with 116 basis points in both the second quarter and first half of 2002. These increases in our net interest margin were partially offset by slower growth in our mortgage portfolio, which declined at an annualized rate of 2 percent during the second quarter of 2003 and slowed to an annualized growth rate of 6 percent during the first half of 2003. This relatively slow growth in the portfolio was driven by continued high levels of liquidations together with strong competition for mortgages from banks and other investors that periodically narrowed spreads between mortgage yields and our debt costs (mortgage-to-debt spreads) which produced less attractive purchase opportunities. In addition, during the second quarter of 2003 we took advantage of favorable pricing in the forward market and delayed settlement on many of our mortgage purchase commitments. As these commitments settle during the second half of the year, our portfolio growth should accelerate noticeably.

Our net interest margin for the second quarter and first half of 2003 benefited significantly from very low mortgage rates and high levels of anticipated refinancing. We had expected our net interest margin to begin to decline in early 2003 as interest rates leveled off or moved higher. However, interest rates dropped further in the first half of 2003, resulting in an increase in projected mortgage liquidations. As a result, we maintained an unusually high percentage of short-term financing at a lower cost for longer than we had anticipated, which reduced our interest expense and caused a further temporary increase in our net interest margin.

Losses from debt extinguishments increased by $515 million and $736 million during the second quarter and first half of 2003, respectively. These increases were driven by attractive opportunities to repurchase high-cost debt.

Mortgage Portfolio

Table 7 summarizes mortgage portfolio activity on a gross basis and average yields for the second quarter and first half of 2003 and 2002, and Table 8 shows the distribution of Fannie Mae’s mortgage portfolio by product type at June 30, 2003 and December 31, 2002.

Table 7: Mortgage Portfolio Activity(1)

	Purchases		Sales		Repayments(2)

	Three Months		Three Months		Three Months
	Ended June 30,		Ended June 30,		Ended June 30,

	2003	2002	2003	2002	2003	2002

	(Dollars in millions)
Single-family:
Government insured or guaranteed	$1,493	$5,879	$—	$67	$4,536	$2,708

Conventional:
Long-term, fixed-rate	102,204	35,712	5,116	3,562	102,860	34,621
Intermediate-term, fixed-rate	17,904	11,667	107	—	15,239	6,715
Adjustable-rate	3,896	1,928	202	—	2,817	2,030

Total conventional single-family	124,004	49,307	5,425	3,562	120,916	43,366

Total single-family	125,497	55,186	5,425	3,629	125,452	46,074
Multifamily	2,463	1,731	—	—	494	401

Total	$127,960	$56,917	$5,425	$3,629	$125,946	$46,475

Average net yield	5.09%	6.37%			6.45%	6.89%
Annualized repayments as a percentage of average mortgage portfolio					61.8%	25.2%

	Purchases		Sales		Repayments(2)

	Six Months		Six Months		Six Months
	Ended June 30,		Ended June 30,		Ended June 30,

	2003	2002	2003	2002	2003	2002

Single-family:
Government insured or guaranteed	$2,421	$7,134	$58	$73	$8,818	$5,549

Conventional:
Long-term, fixed-rate	207,988	109,974	6,075	6,120	196,917	85,549
Intermediate-term, fixed-rate	37,474	23,535	307	74	19,540	11,019
Adjustable-rate	7,451	3,442	256	114	5,231	4,420

Total conventional single-family	252,913	136,951	6,638	6,308	221,688	100,988

Total single-family	255,334	144,085	6,696	6,381	230,506	106,537
Multifamily	4,631	3,778	—	379	1,048	910

Total	$259,965	$147,863	$6,696	$6,760	$231,554	$107,447

Average net yield	5.22%	6.34%			6.52%	6.96%
Annualized repayments as a percentage of average mortgage portfolio					57.1%	29.4%

(1)	Excludes premiums, discounts, and other deferred price adjustments.

(2)	Includes mortgage loan prepayments, scheduled amortization, and foreclosures.

Table 8: Mortgage Portfolio Composition(1)

	June 30,	December 31,
	2003	2002

	(Dollars in millions)
Mortgages

Single-family:
Government insured or guaranteed	$6,045	$5,458

Conventional:
Long-term, fixed-rate	110,488	103,220
Intermediate-term, fixed-rate(2)	67,946	54,503
Adjustable-rate	10,600	9,045

Total conventional single-family	189,034	166,768

Total single-family	195,079	172,226

Multifamily:
Government insured or guaranteed	1,212	1,353
Conventional	14,855	12,218

Total multifamily	16,067	13,571

Total mortgages	$211,146	$185,797

Mortgage-related securities

Single-family:
Government insured or guaranteed	$26,137	$33,293

Conventional:
Long-term, fixed-rate	506,704	510,435
Intermediate-term, fixed-rate(2)	43,284	39,409
Adjustable-rate	14,564	13,946

Total conventional single-family	564,552	563,790

Total single-family	590,689	597,083

Multifamily:
Government insured or guaranteed	8,012	7,370
Conventional	7,620	7,050

Total multifamily	15,632	14,420

Total mortgage-related securities	$606,321	$611,503

Mortgage portfolio, net

Single-family:
Government insured or guaranteed	$32,182	$38,751

Conventional:
Long-term, fixed-rate	617,192	613,655
Intermediate-term, fixed-rate(2)	111,230	93,912
Adjustable-rate	25,164	22,991

Total conventional single-family	753,586	730,558

Total single-family	785,768	769,309

Multifamily:
Government insured or guaranteed	9,224	8,723
Conventional	22,475	19,268

Total multifamily	31,699	27,991

Total mortgage portfolio	817,467	797,300
Unamortized premium, discount, and deferred price adjustments, net(3)	2,892	472
Allowance for loan losses(4)	(83)	(79)

Mortgage portfolio, net	$820,276	$797,693

Average net yield	5.99%	6.45%

(1)	Data reflects unpaid principal balance adjusted to include mark-to-market gains and losses on available-for-sale securities.

(2)	Intermediate-term, fixed-rate consists of portfolio loans with contractual maturities at purchase equal to or less than 20 years and MBS and other mortgage-related securities held in portfolio with maturities of 15 years or less at issue date.

(3)	Includes net unamortized premiums of $1,587 million at June 30, 2003 and $135 million at December 31, 2002 related to available-for-sale and held-to-maturity mortgage-related securities.

(4)	Guaranty liability for probable losses on loans underlying Fannie Mae guaranteed MBS is included in “Guaranty liability for MBS.”

Nonmortgage Investments

Nonmortgage investments consist of our Liquid Investment Portfolio (“LIP”) and other non-mortgage related investments. Nonmortgage investments increased 12 percent to $67 billion at June 30, 2003, from

$60 billion at December 31, 2002. We regularly review these investments for other than temporary declines in their fair value and record impairment where appropriate in fee and other income.

Table 9 shows the composition, weighted-average maturities, and credit ratings of our available-for-sale and held-to-maturity nonmortgage investments at June 30, 2003 and December 31, 2002.

Table 9: Nonmortgage Investments

Available-for-Sale

	June 30, 2003

					Weighted
		Gross	Gross		Average
	Amortized	Unrealized	Unrealized	Fair	Maturity	% Rated A
	Cost	Gains	Losses	Value	in Months	or Better

	(Dollars in millions)
Available-for-sale:
Asset-backed securities	$27,533	$83	$(40)	$27,576	24.0	99.3
Floating rate notes(1)	12,649	17	(4)	12,662	14.4	92.5
Corporate bonds	1,134	44	—	1,178	21.8	73.1
Taxable auction notes	784	—	—	784	.5	100.0
Auction rate preferred stock	63	2	—	65	1.0	—
Other	50	—	—	50	7.8	100.0

Total	$42,213	$146	$(44)	$42,315	20.6	96.4

	December 31, 2002

					Weighted
		Gross	Gross		Average
	Amortized	Unrealized	Unrealized	Fair	Maturity	% Rated A
	Cost	Gains	Losses	Value	in Months	or Better

	(Dollars in millions)
Available-for-sale:
Asset-backed securities	$22,281	$98	$(68)	$22,311	30.0	100.0
Floating rate notes(1)	11,754	10	(29)	11,735	10.6	87.6
Corporate bonds	1,149	42	—	1,191	12.8	25.2
Taxable auction notes	949	—	—	949	.2	100.0
Commercial paper	100	—	—	100	2.2	100.0
Auction rate preferred stock	112	—	(4)	108	2.5	43.5
Other	400	—	—	400	1.1	100.0

Total	$36,745	$150	$(101)	$36,794	22.0	93.5

(1)	As of June 30, 2003 and December 31, 2002, 100 percent of floating rate notes repriced at intervals of 90 days or less.

Held-to-Maturity

	June 30, 2003

					Weighted
		Gross	Gross		Average
	Amortized	Unrealized	Unrealized	Fair	Maturity	% Rated A
	Cost	Gains	Losses	Value	in Months	or Better

	(Dollars in millions)
Held-to-maturity:
Repurchase agreements	$18,294	$—	$—	$18,294	.5	100.0
Federal funds	5,100	—	—	5,100	.3	100.0
Auction rate preferred stock	774	—	—	774	.8	100.0
Other	441	—	—	441	7.3	100.0

Total	$24,609	$—	$—	$24,609	.6	100.0

	December 31, 2002

					Weighted
		Gross	Gross		Average
	Amortized	Unrealized	Unrealized	Fair	Maturity	% Rated A
	Cost	Gains	Losses	Value	in Months	or Better

	(Dollars in millions)
Held-to-maturity:
Repurchase agreements	$20,732	$—	$—	$20,732	.5	100.0
Federal funds	150	—	—	150	1.9	100.0
Auction rate preferred stock	402	—	—	402	1.0	100.0
Eurodollar time deposits	1,398	—	—	1,398	.8	100.0
Commercial paper	100	—	—	100	.7	100.0
Other	268	1	—	269	4.9	100.0

Total	$23,050	$1	$—	$23,051	.6	100.0

Our nonmortgage investments combined with cash and cash equivalents represent our total liquid investments. Our liquid investments totaled $69 billion at June 30, 2003, compared with $62 billion at December 31, 2002.

Debt Securities

Total debt outstanding increased 4 percent to $884 billion at June 30, 2003 from $851 billion at December 31, 2002. Table 10 shows a comparison of debt issuances and repayments between the second quarter and first half of 2003 and the second quarter and first half of 2002.

Table 10: Debt Activity

	Three Months
	Ended June 30,

	2003	2002

	(Dollars in millions)
Issued:
Amount	$686,729	$389,024
Average cost	1.23%	2.27%
Redeemed:
Amount	$679,863	$372,815
Average cost	1.78%	2.31%

	Six Months
	Ended June 30,

	2003	2002

Issued:
Amount	$1,337,602	$912,889
Average cost	1.32%	2.19%
Redeemed:
Amount	$1,308,238	$890,169
Average cost	1.75%	2.28%

We adjust the maturity and redemption value of our outstanding debt to show the effect of our use of derivatives to supplement our issuance of debt and to hedge against fluctuations in interest rates. Table 11 shows that we increased the relative amount of our effective short-term debt relative to effective long-term debt and lowered our effective debt costs at June 30, 2003 compared to December 31, 2002 due to the rise in mortgage asset liquidations and the steep yield curve. Table 12 shows the maturity and cost of our effective long-term debt.

Table 11: Effective Short-Term and Long-Term Debt

	June 30,	December 31,
	2003	2002

	(Dollars in millions)
Outstanding:
Short-term:(1)
Net amount	$294,432	$192,702
Cost	1.28%	1.52%
Weighted-average maturity (in months)	2	3
Percent of total debt outstanding	34%	23%
Long-term:(2)
Net amount	$579,676	$651,827
Cost	5.57%	5.48%
Weighted-average maturity (in months)	74	75
Percent of total debt outstanding	66%	77%
Total:
Net amount(3)	$874,108	$844,529
Cost	4.13%	4.81%
Weighted-average maturity (in months)	50	58

(1)	Represents the redemption value of short-term debt adjusted to include the effect of derivative instruments that replicate short-term, variable-rate debt securities and exclude short-term debt securities that have been economically converted into long-term debt funding through interest rate swaps.

(2)	Represents the redemption value of long-term debt adjusted to include the effect of short-to-long interest rate swaps that economically convert short-term debt securities into long-term debt securities and exclude long-term debt securities that have been economically converted into short-term funding through interest rate swaps.

(3)	Represents the redemption value of outstanding debt at period end. Excludes the effect of amortization of premiums, discounts, issuance costs, and hedging results.

Table 12: Maturities of Effective Long-Term Debt

			Assuming Callable Debt
			Redeemed at Initial
	Contractual Maturity		Call Date

	Amount	Accounting	Amount	Accounting
	Outstanding(1)	Cost(2)	Outstanding(1)	Cost(2)

	(Dollars in millions)
Currently callable	$—	—%	$3,445	5.08%
2003	28,889	6.07	132,125	4.57
2004	89,444	4.99	195,942	5.24
2005	84,890	4.21	82,386	5.28
2006	78,622	4.24	70,922	5.27
2007	49,411	5.95	36,562	7.11
2008 and later	248,420	6.55	58,294	8.88

	$579,676	5.57	$579,676	5.57

(1)	Amount outstanding includes long-term debt, effective fixed-rate debt and notional amount of long-term interest rate swaps. Also includes debt linked to swaptions, which makes it effective callable debt. Excludes effective variable-rate debt.

(2)	Accounting cost represents the monthly equivalent yield that discounts the amount due at maturity to the net proceeds over the expected life of the debt. Includes the impact of debt swaps.

Seventy-five percent of our mortgage portfolio had option-embedded protection at June 30, 2003, the same level that we had at December 31, 2002, but still above the average range of the past three years. Effectively callable debt accounted for 78 percent of the $618 billion in option-embedded debt outstanding at June 30, 2003. In comparison, effectively callable debt accounted for 58 percent of the $601 billion in option-embedded debt outstanding at December 31, 2002. Table 13 presents option-embedded debt instruments as a percentage of our net mortgage portfolio at June 30, 2003 and 2002, and December 31, 2002.

Table 13: Option-Embedded Debt Instruments

	Six Months
	Ended
	June 30,
			December 31,
	2003	2002	2002

	(Dollars in millions)
Issued during period	$213	$117	$384
Outstanding	618	430	601
Percentage of net mortgage portfolio	75%	58%	75%

Credit Guaranty Business

Our Credit Guaranty business has primary responsibility for managing all of our mortgage credit risk. Core business earnings generated by our Credit Guaranty business are primarily reflected in guaranty fee income, administrative expenses, and net interest income. Second quarter and first half 2003 core business earnings for our Credit Guaranty business grew 45 percent and 41 percent over the corresponding periods in 2002 to $766 million and $1.453 billion, respectively. The increase in core business earnings for our Credit Guaranty business was driven primarily by a 36 percent and 34 percent increase in guaranty fee income. Guaranty fee income for our Credit Guaranty business increased largely due to 20 percent and 19 percent growth in our average book of business and a 2 basis point increase in the average fee rate for each period to 20.8 basis points and 20.5 basis points, respectively. The increase in the average fee rate was a result of higher fee rates on new business, together with the faster revenue recognition of deferred fees due to accelerated prepayments. The average fee rate for our Credit Guaranty business includes the effect of guaranty fee income allocated to the Credit Guaranty business for managing the credit risk on mortgage-related assets held by the Portfolio Investment business. It therefore differs from our consolidated average effective guaranty fee rate, which excludes guaranty fees on Fannie Mae MBS held in our portfolio because these fees are reported as interest income.

OFF-BALANCE SHEET ARRANGEMENTS

We enter into off-balance sheet arrangements to facilitate our statutory purpose of providing mortgage funds to the secondary market and reduce Fannie Mae’s exposure to interest rate fluctuations. These arrangements may involve elements of credit and interest rate risk in excess of amounts recognized on Fannie Mae’s balance sheet. Table 14 shows our off-balance sheet arrangements at June 30, 2003 and December 31, 2002, which primarily include guaranteed MBS and other mortgage-related securities and commitments to purchase mortgage assets or issue and guarantee MBS.

Table 14: Off-Balance Sheet Arrangements

	June 30,	December 31,
	2003	2002

	(Dollars in billions)
Contractual amounts:
Outstanding MBS(1)	$1,237	$1,029

Master commitments:
Mandatory	60	41
Optional	10	6

Portfolio purchase commitments:
Mandatory	135	85
Optional	4	3

Credit enhancements	12	12
Other investments	3	3

(1)	MBS held by investors other than Fannie Mae.

Table 15 summarizes outstanding MBS and total MBS outstanding at June 30, 2003 and December 31, 2002. In addition, it presents total MBS issued plus MBS issues acquired by others, including REMICs, in the second quarter and first half of 2003 and 2002.

Table 15: Outstanding MBS(1)

	June 30,	December 31,
	2003	2002

	(Dollars in millions)
Outstanding MBS held by other investors	$1,237,461	$1,029,456
Total MBS outstanding(2)	1,749,896	1,538,287

	Three Months Ended
	June 30,

	2003	2002

MBS issues acquired by others	$282,502	$102,909
Total MBS issued(3)	352,985	132,042

	Six Months Ended
	June 30,

	2003	2002

MBS issues acquired by others	$486,435	$209,713
Total MBS issued(4)	645,558	305,958

(1)	MBS may be resecuritized to back Fannie Megas, SMBS, or REMICs. With respect to those MBS, the amounts shown only include the principal amount of the MBS once. Amounts also include REMICs created from whole loans not owned or guaranteed by Fannie Mae.

(2)	Includes $512 billion at June 30, 2003 and $509 billion at December 31, 2002 of MBS in Fannie Mae’s portfolio.

(3)	Total issued for the three months ended June 30, 2003 and 2002 includes $70 billion and $29 billion, respectively, of MBS purchased by Fannie Mae. Total issued for the three months ended June 30, 2003 and 2002 excludes $3 billion of MBS that we issued from loans in our portfolio.

(4)	Total issued for the six months ended June 30, 2003 and 2002 includes $159 billion and $96 billion, respectively, of MBS purchased by Fannie Mae. Total issued for the six months ended June 30, 2003 and 2002 excludes $9 billion and $5 billion, respectively, of MBS that we issued from loans in our portfolio.

REMIC issuances totaled $72 billion and $145 billion in the second quarter and first half of 2003, compared with $22 billion and $58 billion in the second quarter and first half of 2002. Lower interest rates continued to fuel MBS issuances, making more collateral available for REMICs. The REMIC market continued to be attractive to investors because of the effect of the steep yield curve. The outstanding balance of REMICs (including REMICs held in Fannie Mae’s portfolio) was $382 billion at June 30, 2003, compared with $347 billion at December 31, 2002.

CRITICAL ACCOUNTING POLICIES

Fannie Mae’s financial statements and reported results are based on GAAP, which requires us in some cases to use estimates and assumptions that may affect our reported results and disclosures. We believe the application of the following accounting policies involve the most critical or complex estimates and assumptions used in preparing Fannie Mae’s financial statements: determining the adequacy of the allowance for loan losses and guaranty liability for MBS; projecting mortgage prepayments to calculate the amortization of deferred price adjustments on mortgages and mortgage-related securities held in portfolio and guaranteed mortgage-related securities; and estimating the time value of our purchased options. We discuss the assumptions involved in applying these policies in Fannie Mae’s 2002 Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Application of Critical Accounting Policies”

As of June 30, 2003, we have not made any significant changes to the estimates and assumptions used in applying our critical accounting policies from our audited financial statements except as follows. In conjunction with this ongoing assessment and continual updating of assumptions, management significantly changed the prepayment projections for mortgages and mortgage-related securities held in portfolio and guaranteed mortgage-related securities as a result of substantially lower interest rates. This resulted in an acceleration of the recognition of deferred price adjustments related to our guaranty business as discussed in the guaranty fee section. While we believe our estimates and assumptions are reasonable based on historical experience and other factors, actual results could differ from those estimates and these differences could be material to the financial statements.

RISK MANAGEMENT

Fannie Mae is exposed to several major areas of risk, including interest rate risk and credit risk, that are discussed in our Annual Report on Form 10-K for the year ended December 31, 2002 under “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Risk Management.”

Corporate Financial Disciplines

We recently completed a comprehensive assessment of our corporate financial disciplines. We concluded that with our risk-based capital standard in place—and given the growing scale of our business and the potential for continued financial market volatility—it was prudent to review our financial disciplines, and to consider updating the business risk management strategies they govern. During our review we formalized the following internal financial discipline objectives.

•	To maintain a standalone “risk-to-the-government” credit rating from Standard and Poor’s of at least AA-, and to maintain a standalone “bank financial strength” credit rating from Moody’s of at least A-:

Our senior debt securities carry AAA/Aaa ratings. We also are given “standalone” credit ratings by both Standard and Poor’s and Moody’s. These standalone ratings are important external indicators of Fannie Mae’s intrinsic financial strength.

•	To sufficiently capitalize and hedge our mortgage portfolio and credit guaranty business so that each is able to withstand internal and external “stress tests” set to at least a AA/Aa standard:

The most common way that regulators, rating agencies and financial analysts judge the adequacy of a company’s capital and the quality of its risk management practices is by assessing how well that company would perform under conditions of extreme and prolonged economic and financial stress.

Our regulator now uses a quarterly risk-based capital stress test to evaluate Fannie Mae’s capital adequacy, and it makes the results of these tests public. This risk-based capital test provides the company with a direct regulatory incentive to maintain a low risk profile. We traditionally have used stress tests internally as well.

•	To keep our mortgage prepayment and credit risks low enough that over time our core business earnings are less variable than the median of all AA/Aa and AAA/Aaa S&P 500 companies.

We examined the net income pattern over the past ten years of all of the companies that were able to maintain ratings of AA-/Aa3 or higher during the entire period. From this review we determined that we should set as an objective to manage our interest rate and credit risks so that Fannie Mae’s long-term earnings variability remains below the median of all AA/Aa and AAA/Aaa companies. In conjunction with our stress test standards, we believe that meeting this income variability objective will allow us to maintain our standalone ratings with a comfortable margin of safety, and possibly to improve them.

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

• Net Interest Income at Risk

Net interest income at risk measures the projected impact of changes in the level of interest rates and the shape of the yield curve on the mortgage portfolio’s expected or “base” core net interest income over the immediate future one- and four-year periods. Our net interest income at risk disclosure represents the extent to which our core net interest income over the next one-year and four-year periods is at risk due to a plus or minus 50 basis point parallel change in the current Fannie Mae yield curve and from a 25 basis point change in the slope of Fannie Mae’s yield curve. These changes in interest rates were selected as part of our six voluntary initiatives announced in 2000.

Table 16 compares our June 30, 2003 and December 31, 2002 net interest income at risk over a one-year and four-year period under each of the interest rate scenarios. A positive number indicates the percent by which projected adjusted net interest income could be reduced by the rate shock. These calculations reflect management’s assumptions of most likely market conditions. Actual portfolio core net interest income may differ from these calculations because of specific interest rate movements, changing business conditions, changing prepayments, and management actions.

Table 16: Net Interest Income at Risk

	Assuming a 50 basis		Assuming a 25 basis
	point change in		point change in slope
	interest rates		of the yield curve

	One-year	Four-year	One-year	Four-year

June 30, 2003	2.1%	6.6%	3.9%	5.9%
December 31, 2002	.6	1.6	4.7	6.6

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

For March 2003, disclosed in April, we began reporting our duration gap as a weighted average for the month. Previously, we had reported the duration gap as of the last business day of each month. We believe that reporting a weighted average monthly duration gap provides a more representative measure of our portfolio’s risk position for the month and reduces the effect of any financial anomalies that may occur on the last day of the month. Fannie Mae’s duration gap for June 2003 calculated on a monthly average basis was minus 1 month. In comparison, the duration gap calculated at month end was minus 5 months at December 31, 2002.

We maintain to the extent possible a relatively close match between the durations of the assets and liabilities in our mortgage portfolio investment business, using a combination of option-based funding and rebalancing actions to meet this objective. Prior to this year, Fannie Mae’s duration gap has been wider than plus or minus 6 months approximately one-third of the time. Going forward, our objective will be to maintain the portfolio’s duration gap within a range of plus-or-minus six months substantially all of the time. This narrower range for the portfolio duration gap should reduce potential core business earnings variability, but also could produce a somewhat lower net interest margin over the longer term.

Derivatives

Derivative instruments are important tools that we use to manage interest rate risk and supplement our issuance of debt in the capital markets. We are an end user of derivatives and do not take speculative positions with derivatives. We primarily use interest rate derivative instruments as a substitute for notes and bonds we issue in the debt markets. The ability to either issue debt securities or modify debt through the use of derivatives increases our funding flexibility and potentially reduces our overall funding costs. The funding flexibility provided by using derivatives also helps us to better match the cash flow variability inherent in mortgages. The types of derivatives we use— primarily interest-rate swaps, basis swaps, swaptions, and caps— are generally regarded in the marketplace as relatively straightforward interest rate derivatives.

Table 17 summarizes the notional balances and fair values of our derivatives by type at June 30, 2003 and December 31, 2002.

Table 17: Derivative Notional Amounts and Net Fair Values

	June 30, 2003		December 31, 2002

	Notional	Net Fair	Notional	Net Fair
	Amounts	Values(1)	Amounts	Values(1)

	(Dollars in millions)
Pay-fixed swaps	$219,307	$(20,433)	$168,512	$(17,892)
Receive-fixed swaps	142,938	6,676	52,370	4,010
Basis swaps	24,250	1	25,525	4
Caps and swaptions	410,733	15,265	397,868	12,834
Other	14,165	(1,007)	12,320	(987)

Total	$811,393	$502	$656,595	$(2,031)

(1)	Based on end of period fair values, estimated by calculating the cost, on a net present value basis, to settle at current market rates all outstanding derivative contracts.

Table 18 shows the additions and maturities of derivatives by type during the first and second quarters of 2003, along with the expected maturities of derivatives outstanding at June 30, 2003.

Table 18: Derivative Activity and Maturity Data

	Pay-Fixed/ Receive-Variable
	Swaps(2)
				Receive-Fixed/
		Pay	Receive	Pay-Variable	Basis	Caps and
	Amount	Rate(3)	Rate(3)	Swaps	Swaps	Swaptions	Other(4)	Total

	(Dollars in millions)
Notional Amounts:(1)
Notional balance at December 31, 2002	$168,512	6.07%	1.67%	$52,370	$25,525	$397,868	$12,320	$656,595
Additions	32,515	3.12	1.36	29,409	5,975	18,350	5,138	91,387
Maturities(5)	4,700	5.50	1.69	11,438	9,785	41,000	3,701	70,624

Notional balance at March 31, 2003	$196,327	5.59%	1.39%	$70,341	$21,715	$375,218	$13,757	$677,358
Additions	34,125	2.83	1.18	87,186	10,280	100,285	5,745	237,621
Maturities(5)	11,145	5.08	1.34	14,589	7,745	64,770	5,337	103,586

Notional balance at June 30, 2003	$219,307	5.32%	1.28%	$142,938	$24,250	$410,733	$14,165	$811,393

Future Maturities of Notional Amounts:(6)
2003	$14,085	4.90%	1.26%	$3,365	$5,050	$49,228	$4,908	$76,636
2004	15,550	5.54	1.27	11,420	18,125	66,850	1,200	113,145
2005	25,160	3.92	1.28	12,125	175	68,500	1,409	107,369
2006	21,265	4.58	1.26	12,690	430	15,650	300	50,335
2007	16,000	5.26	1.27	27,585	—	14,000	3,346	60,931
Thereafter	127,247	5.73	1.28	75,753	470	196,505	3,002	402,977

Total	$219,307	5.32%	1.28%	$142,938	$24,250	$410,733	$14,165	$811,393

(1)	Dollars represent notional amounts that indicate only the amount on which payments are being calculated and do not represent the amount at risk of loss.

(2)	Notional amounts include callable swaps of $36 billion, $35 billion, and $35 billion with weighted-average pay rates of 6.73 percent, 6.74 percent, and 6.75 percent and weighted-average receive rates of 1.29 percent, 1.40 percent and 1.68 percent at June 30, 2003, March 31, 2003, and December 31, 2002, respectively.

(3)	The weighted-average interest rate payable and receivable is as of the date indicated. The interest rates of the swaps may be variable rate, so these rates may change as prevailing interest rates change.

(4)	Includes foreign currency swaps, futures contracts, and derivative instruments that provide a hedge against interest rate fluctuations. Derivatives that served as economic hedges but did not meet the criteria for hedge accounting under FAS 133 totaled $444 million at June 30, 2003.

(5)	Includes matured, called, exercised, and terminated amounts.

(6)	Based on stated maturities. Assumes that variable interest rates remain constant at June 30, 2003 levels.

At June 30, 2003, 100 percent of the $811 billion notional amount of our outstanding derivative transactions were with counterparties rated A or better both by Standard & Poor’s (“S&P”) and Moody’s Investors Service (“Moody’s”). Our derivative instruments were diversified to reduce our credit risk concentrations among 22 counterparties at June 30, 2003, compared with 21 counterparties at December 31, 2002. At June 30, 2003, six counterparties with credit ratings of A or better represented approximately 69 percent of the total notional amount of outstanding derivatives transactions. The outstanding notional amount for each of these six counterparties ranged between 7 percent and 14 percent of our total outstanding notional amount at June 30, 2003. Each of the remaining counterparties accounted for less than five percent of the total outstanding notional amount at June 30, 2003. In comparison, eight counterparties with credit ratings of A or better represented approximately 76 percent of the total notional amount of outstanding derivatives transactions at December 31, 2002.

Our primary credit exposure on a derivative transaction is that a counterparty might default on payments due, which could result in Fannie Mae having to replace the derivative with a different counterparty at a higher cost. Although notional principal is a commonly used measure of volume in the derivatives market, it is not a meaningful measure of market or credit risk since the notional amount does not change hands other than in the case of foreign currency swaps. Counterparties use the notional amounts of derivative instruments to calculate contractual cash flows to be exchanged. However, the notional amount is significantly greater than the potential market or credit loss that could result from such transactions. The replacement cost, after consideration of offsetting arrangements such as master netting agreements and collateral held, to settle at current market prices all outstanding derivatives in a gain position is a more meaningful measure of our credit market exposure on derivatives. Table 19 shows our exposure on derivatives at June 30, 2003 and December 31, 2002 by maturity and counterparty credit ratings based on these maturities.

Table 19: Derivative Credit Loss Exposure(1)

	June 30, 2003					December 31, 2002

	Credit Rating					Credit Rating

	AAA	AA	A	BBB	Total	AAA	AA	A	BBB	Total

	(Dollars in millions)
Less than 1 year	$—	$28	$16	$—	$44	$—	$69	$6	$—	$75
1 to 5 years	1	843	388	—	1,232	—	486	116	—	602
Over 5 years	28	2,086	3,080	—	5,194	21	1,334	2,328	—	3,683

Subtotal	29	2,957	3,484	—	6,470	21	1,889	2,450	—	4,360
Maturity Distribution Netting(2)	(29)	(485)	(572)	—	(1,086)	(21)	(368)	(670)	—	(1,059)

Exposure	—	2,472	2,912	—	5,384	—	1,521	1,780	—	3,301
Collateral Held	—	2,223	2,864	—	5,087	—	1,382	1,722	—	3,104

Exposure Net of Collateral (3)	$—	$249	$48	$—	$297	$—	$139	$58	$—	$197

Notional Amount(4)	$19,120	$397,526	$394,380	$0	$811,026	$21,045	$316,813	$318,487	$250	$656,595

Number of Counterparties	3	11	8	0	22	2	11	7	1	21

(1)	Represents the exposure to credit loss on derivative instruments, which is estimated by calculating the cost, on a present value basis, to replace all outstanding derivative contracts in a gain position. Reported on a net-by-counterparty basis where a legal right of offset exists under an enforceable master settlement agreement. Derivative gains and losses with the same counterparty in the same maturity category are presented net within the maturity category.

(2)	Represents impact of netting of derivatives in a gain position and derivatives in a loss position for the same counterparty across maturity categories.

(3)	“Exposure Net of Collateral” may not be exactly equal to “Exposure” minus “Collateral Held” due to rounding.

(4)	Total at June 30, 2003 excludes $367 million notional amount of unrated, mortgage-related derivatives with a fair value of less than $1 million.

Our derivative credit loss exposure, net of collateral held, was $297 million at June 30, 2003, compared with $197 million at December 31, 2002. We expect the credit exposure on derivative contracts to fluctuate as interest rates change. Our derivative credit loss exposure, net of collateral held, at June 30, 2003 represented approximately 2 weeks of annualized pre-tax core business earnings.

At June 30, 2003 and December 31, 2002, 100 percent of our exposure on derivatives, before consideration of collateral held, was with counterparties rated A or better by S&P and Moody’s. Five counterparties with credit ratings of A or better accounted for approximately 88 percent and 92 percent, respectively, of our exposure on derivatives before consideration of collateral held at June 30, 2003 and December 31, 2002. Seventy-four percent of our net exposure of $297 million at June 30, 2003 was with five counterparties rated AA or better by S&P and Aa or better by Moody’s. The percentage of our exposure with each of these five counterparties ranged from 12 to 17 percent. In comparison, six counterparties rated AA or better by S&P and Aa or better by Moody’s accounted for 71 percent of our net exposure of $197 million at December 31, 2002.

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

Mortgage Credit Risk

As shown in Table 20, our overall credit performance remained relatively stable in the second quarter and first half of 2003 compared to the second quarter and first half of 2002 despite an increase in the number of properties acquired through foreclosure. The serious delinquency rate information in Table 20 is based on conventional loans in our single-family mortgage credit book for which we have access to loan level data and our total multifamily mortgage credit book of business.

Table 20: Mortgage Credit Performance

			Number of
	Credit-Related		Properties		Serious
	Losses(1)		Acquired		Delinquency Rate(2)

	Three Months		Three Months
	Ended June 30,		Ended June 30,
					June 30,	December 31,
	2003	2002	2003	2002	2003	2002

	(Dollars in millions)
Single-family	$19	$16	6,569	4,688	.56%	.57%
Multifamily	4	1	2	—	.13	.05

Total	$23	$17

Credit loss ratio(3)	.005%	.004%
Charge-off ratio(4)	.005%	.006%

			Number of
	Credit-Related		Properties		Serious
	Losses(1)		Acquired		Delinquency Rate(2)

	Six Months		Six Months
	Ended June 30,		Ended June 30,
					June 30,	December 31,
	2003	2002	2003	2002	2003	2002

	(Dollars in millions)
Single-family	$38	$37	12,487	9,025	.56%	.57%
Multifamily	5	2	3	—	.13	.05

Total	$43	$39

Credit loss ratio(3)	.004%	.005%
Charge-off ratio(4)	.005%	.007%

(1)	Includes charge-offs and foreclosed property income.

(2)	Serious delinquency rate for conventional single-family includes loans 90 days or more past due and loans in the process of foreclosure and is calculated based on number of loans. Serious delinquency rate for multifamily includes loans 60 days or more past due and is calculated based on unpaid principal balance (“UPB”).

(3)	Represents annualized credit losses divided by average book of business.

(4)	Represents annualized charge-offs divided by average book of business.

Our credit loss ratio— annualized credit losses as a percentage of Fannie Mae’s average book of business— was .5 basis points in the second quarter of 2003 and .4 basis points in the first half of 2003, compared with .4 basis points in the second quarter of 2002 and .5 basis points in the first half of 2002. Our book of business includes mortgages and MBS in our mortgage portfolio and outstanding MBS held by other investors. Our lower credit loss ratio in the first half of 2003 reflects some economic strengthening since the recessionary lows of 2001 and 2002 combined with continued strong housing markets, the efficacy of our loss mitigation strategies, and the targeting of our credit enhancements. While the number of single-family properties acquired rose by 1,881 to 6,569 properties as of June 30, 2003, our single-family credit-

related losses, which include charge-offs plus foreclosed property income, only increased $3 million and $1 million in the second quarter and first half of 2003 from the prior year periods.

Table 21 compares the serious delinquency rates for conventional single-family loans with credit enhancements and without credit enhancements at June 30, 2003 and December 31, 2002. The information in Table 21 is based on conventional loans in our single-family mortgage credit book for which we have access to loan level data.

Table 21: Conventional Single-Family Serious Delinquency Rates

	June 30, 2003		December 31, 2002

		Serious		Serious
	Book	Delinquency	Book	Delinquency
	Outstanding(1)	Rate(2)	Outstanding(1)	Rate(2)

Credit enhanced	23%	1.42%	27%	1.29%
Non-credit enhanced	77	.29	73	.31

Total conventional loans	100%	.56%	100%	.57%

(1)	Reported based on unpaid principal balance.

(2)	Reported based on number of loans.

The serious delinquency rate for conventional loans in our single-family mortgage credit book at June 30, 2003 decreased to .56 percent from the December 31, 2002 rate of .57 percent. The serious delinquency rate for conventional loans in our single-family mortgage credit book without credit enhancement improved to .29 percent at June 30, 2003, compared with .31 percent at December 31, 2002. The serious delinquency rate for conventional loans in our single-family mortgage credit book with credit enhancement increased to 1.42 percent from 1.29 percent at the end of 2002. These loans have a higher risk profile and tend to be more sensitive to changes in the economy than loans without credit enhancement.

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

Mortgage Servicers

We have purchased mortgage-related securities secured by manufacturing housing loans that were issued by entities other than Fannie Mae both for our portfolio and, to a limited extent, for securitization into REMIC securities we have issued and guaranteed. At July 31, 2003, we owned or guaranteed approximately $9.1 billion of these securities, approximately 70 percent of which are serviced by Green Tree Investments Holding LLC, successor as servicer of the securities to Conseco Finance Corp. On March 14, 2003, the U.S. Bankruptcy Court for the Northern District of Illinois issued a final order approving the servicing arrangements for the securities then serviced by Conseco Finance. The order, based upon an agreement reached between Conseco Finance, Green Tree (under its former name, CFN Investment Holdings), Fannie Mae and other certificate holders, provided for revised servicing fees and an enhanced servicing protocol. Green Tree completed the acquisition in June 2003.

Table 22 presents the credit ratings of the securities (or for insured securities, the credit rating of the financial institution providing credit enhancement) purchased or guaranteed by Fannie Mae as of July 31, 2003. As of July 31, 2003, a majority of our securities were rated AA- or better by the major rating agencies or were insured by counterparties rated AA- or better. We have reviewed these securities for other than temporary declines in their fair value and recorded impairment where appropriate in fee and other income. Future ratings will be influenced by the performance of the underlying manufactured housing loan collateral. Additional downgrades may occur in the future, but management believes that any potential additional impairment that might be recorded will not be material to Fannie Mae’s operating results.

Table 22: Credit Ratings of Mortgage-Related Securities Secured by Manufactured Housing Loans

Credit rating as of July 31, 2003:	UPB	% of Total UPB

	(Dollars in millions)
Investment Grade:
AAA/Aaa	$3,316	36.27%
AA+/Aa1 to AA-/Aa3	2,723	29.79
A+/A1 to A-/A3	775	8.47
BBB+/Baa1 to BBB-/Baa3	2,253	24.64

Total UPB of Investment Grade Securities	9,067	99.17
Non-Investment Grade:
BB+/Ba1 to BB-/Ba3	18	.20
B+/B1 to B-/B3	58	.63

Total UPB of Non-Investment Grade Securities	76	.83

Total UPB of Securities	$9,143	100.00%

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of liquidity include proceeds from the issuance of debt, principal and interest received on our mortgage portfolio, guaranty fees earned on our MBS, and principal and interest received on our liquid investment portfolio. Primary uses of liquidity include the purchase of mortgage assets, repayment of debt, interest payments, administrative expenses, taxes, and fulfillment of Fannie Mae’s MBS guaranty obligations. Our mortgage asset purchases based on unpaid principal balance totaled $260 billion in the first half of 2003. We issued $1.338 trillion in debt to fund those purchases and to replace maturing, called or repurchased debt. Our debt securities, and the interest payable thereon, are not guaranteed by the United States and do not constitute a debt or obligation of the United States or any agency or instrumentality thereof other than Fannie Mae.

As part of our voluntary commitments, we have publicly pledged to maintain a portfolio of high-quality, liquid, nonmortgage-related securities equal to at least 5 percent of total on-balance-sheet assets. Our liquid assets totaled $69 billion at June 30, 2003, compared with $62 billion at December 31, 2002. The ratio of our liquid assets to total assets was 7.5 percent at June 30, 2003 and 6.9 percent at December 31, 2002.

Capital Resources

Fannie Mae is subject to capital adequacy standards established by the Federal Housing Enterprises Financial Safety and Soundness Act of 1992 (“1992 Act”) and continuous examination by the Office of Federal Housing Enterprise Oversight (“OFHEO”), which was established by the 1992 Act. The capital adequacy standards require that our core capital (defined by OFHEO as the stated value of outstanding common stock, the stated value of outstanding noncumulative perpetual preferred stock, paid-in capital, and retained earnings, less treasury stock) equal or exceed a minimum capital standard and a critical capital standard. Core capital excludes accumulated other comprehensive income/loss (“AOCI”) because AOCI incorporates gains (losses) on derivatives and certain securities, but not the gains (losses) on the remaining mortgages and securities or liabilities used to fund the purchase of these items. Table 23 compares Fannie Mae’s core capital and total capital at June 30, 2003 and December 31, 2002 to our capital requirements. Total capital is defined by OFHEO as core capital plus the general allowance for losses. Core capital grew to $30.7 billion at June 30, 2003 from $28.1 billion at December 31, 2002, while total capital increased by $2.6 billion to $31.5 billion at June 30, 2003.

Table 23: Capital Requirements(1)

	June 30,	March 31,	December 31,
	2003	2003	2002

	(Dollars in millions)
Core capital(2)	$30,675	$29,517	$28,079
Required minimum capital(3)(4)	29,147	28,226	27,203

Excess of core capital over minimum capital	$1,527	$1,291	$877

Total capital(5)	$31,469	$30,309	$28,871
Required risk-based capital(6)	Not available	16,555	17,434

Excess of total capital over required risk-based capital (6)	Not available	$13,753	$11,437

Required critical capital(7)	$14,912	$14,414	$13,880
Excess of core capital over required critical capital	15,762	15,103	14,199

(1)	Amounts at June 30, 2003 represent estimates, pending OFHEO’s certification, which is generally provided no later than 3 months following the end of each quarter.

(2)	The sum of (a) the stated value of outstanding common stock; (b) the stated value of outstanding noncumulative perpetual preferred stock; (c) paid-in capital; and (d) retained earnings, less treasury stock. Core capital excludes accumulated other comprehensive income (AOCI).

(3)	The sum of (a) 2.50 percent of on-balance sheet assets; (b) .45 percent of outstanding MBS; and (c) .45 percent of other off-balance sheet obligations, which may be adjusted by the Director of OFHEO under certain circumstances (See 12 CFR 1750.4 for existing adjustments made by the Director of OFHEO).

(4)	These amounts do not reflect the effect of the December 31, 2002 balance sheet reclassification of amounts associated with the guaranty obligation for MBS that we own from our “Allowance for loan losses” to a “Guaranty liability for MBS.”

(5)	The sum of (a) core capital and (b) the total allowance for loan losses and guaranty liability for MBS, less (c) the specific loss allowance. Specific loss allowances totaled $13 million and $19 million at June 30, 2003 and December 31, 2002, respectively.

(6)	Amounts at June 30, 2003 will not be available until the end of September 2003. OFHEO reports on Fannie Mae’s risk-based capital at the end of each quarter on a lagged quarterly basis.

(7)	The sum of (a) 1.25 percent of on-balance sheet assets; (b) .25 percent of outstanding MBS; and (c) .25 percent of other off-balance sheet obligations, which may be adjusted by the Director of OFHEO under certain circumstances.

Common shares outstanding, net of shares held in treasury, totaled approximately 976 million and 989 million at June 30, 2003 and December 31, 2002, respectively. During the first half of 2003, Fannie Mae issued approximately 1.4 million common shares from treasury for employee and other stock compensation plans. We repurchased 13.9 million common shares during the first half of 2003 at a weighted average cost of $65.04 per share.

We raised additional equity from the issuance of 8 million shares or $400 million of variable rate Non-Cumulative Preferred Stock, Series K on March 18, 2003, from the issuance of 6.9 million shares or $345 million of fixed rate Non-Cumulative Preferred Stock, Series L on April 29, 2003, and from the issuance of 9.2 million shares or $460 million of fixed rate Non-Cumulative Preferred Stock, Series M on June 10, 2003. Preferred stock accounted for 12.7 percent of our core capital at June 30, 2003, versus 9.5 percent at December 31, 2002.

Subordinated debt totaled $11.5 billion at June 30, 2003, or 1.2 percent of on-balance sheet assets. Total capital and outstanding subordinated debt represented 3.9 percent of on-balance sheet assets at June 30, 2003 and 3.7 percent of on-balance sheet assets at December 31, 2002. Subordinated debt serves as a supplement to our equity capital, although it is not a component of core capital. By the end of 2003, we intend to issue sufficient subordinated debt to bring the sum of total capital and outstanding subordinated debt to at least 4 percent of on-balance sheet assets, after providing adequate capital to support off-balance sheet MBS.

Our credit quality is continuously monitored by rating agencies. At the end of June 2003 and year-end 2002, our senior unsecured debt had a rating of AAA by S&P, Aaa by Moody’s, and AAA by Fitch, Inc, unchanged from the ratings at December 31, 2002. Our short-term debt was rated A-1+, Prime-1 or P-1, and F1+ by S&P, Moody’s, and Fitch, respectively, at June 30, 2003, also unchanged from the ratings at December 31, 2002.

PENDING ACCOUNTING STANDARDS

Commitments to Purchase or Sell Mortgages and Mortgage-Related Securities

In April 2003, the FASB issued FASB Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“FAS 149”). FAS 149 requires Fannie Mae to account for many commitments to purchase or sell mortgage-related securities existing or entered into after June 30, 2003 and mortgages entered into after June 30, 2003 as derivatives, which will increase our notional balance of derivatives outstanding. Under FAS 149, some of these derivatives will qualify as cash flow hedges of forecasted mortgage purchases or sales. Therefore, we will record changes in the fair values of these derivatives as assets or liabilities with a corresponding increase or decrease in AOCI in the future. Some of these derivatives will not qualify for hedge accounting, particularly those where we have a matched purchase and sale commitment. We will mark those commitments to market through earnings and their values should offset to a significant extent. We expect to record a cumulative after-tax transition gain as a result of the adoption of FAS 149 on July 1, 2003.

Consolidation of Variable Interest Entities

FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), was issued in January 2003. FIN 46 provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity (“VIE”) in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity’s expected losses, the majority of the expected returns, or both. Qualified special purpose entities (“QSPEs”), which we use to issue MBS, are exempt from FIN 46 unless a company has the unilateral ability to liquidate or change the QSPE. The provisions of FIN 46 were effective February 1, 2003 for all arrangements entered into after January 31, 2003. FIN 46 is effective in the third quarter of 2003 for those arrangements entered into prior to January 31, 2003.

We are currently reviewing whether we have relationships with VIEs and, if so, whether we should consolidate them and disclose information about them as the primary beneficiary or disclose information about them as an interest holder. We may have to consolidate some of our equity investments in partnerships based on recent interpretations from accounting professionals. We currently record the amount of our investment in these partnerships as an asset on our balance sheet, recognize our share of partnership income or losses in our income statement, and disclose how we account for material types of these investments in our 2002 financial statements. However, we do not yet know the extent of the impact of consolidating the assets and liabilities of these partnerships on our balance sheet because of the complexities of applying FIN 46, the evolving interpretations from accounting professionals, and the nuances of each individual partnership.

Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock

In July 2003, the SEC issued a clarification of Emerging Issues Task Force Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock (Topic D-42).” The SEC stated that the carrying amount of preferred stock should be reduced by the related issuance costs, regardless of where in the stockholders’ equity section those costs were initially classified at the time of issuance. As a result, the excess of the fair value of the consideration transferred to preferred stockholders over the carrying amount of the preferred stock must be subtracted from net earnings to determine net earnings available to common stockholders in the calculation of earnings per share. The clarification of Topic D-42 will be effective for us beginning with the third quarter of 2003, and we will restate the financial statements for the corresponding prior periods because we have not previously considered issuance costs in determining the carrying amount of the preferred stock we redeemed in 2003 and 2002. Our reported basic and diluted earnings per share for the three and six months ended June 30, 2003, and the three months ended June 30, 2002, will not change. Our reported basic and diluted earnings per share for the six months ended June 30, 2002 will be reduced by $.01 per share.

Item 1. Financial Statements

Independent Accountant’s Review Report

To the Board of Directors and Stockholders of Fannie Mae:

We have reviewed the accompanying balance sheet of Fannie Mae as of June 30, 2003 and related statements of income, changes in stockholders’ equity, and cash flows for the three-month and six-month periods ended June 30, 2003 and 2002. These condensed financial statements are the responsibility of Fannie Mae’s management.

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

Based on our review. We are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KPMG LLP

KPMG LLP

Washington, D.C.

July 10, 2003

FANNIE MAE

Statements of Income
(Dollars and shares in millions, except per share amounts)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

	(Unaudited)
Interest income:
Mortgage portfolio	$12,256	$12,326	$24,846	$24,497
Nonmortgage investments and cash equivalents	336	420	642	826

Total interest income	12,592	12,746	25,488	25,323

Interest expense:
Short-term debt	697	646	1,447	1,430
Long-term debt	8,394	9,568	17,172	18,930

Total interest expense	9,091	10,214	18,619	20,360

Net interest income	3,501	2,532	6,869	4,963

Other income:
Guaranty fee income (includes imputed interest of $18 million and $21 million for the three and six months ended June 30, 2003— see Note 2)	632	423	1,179	831
Fee and other income, net	232	42	345	45

Total other income	864	465	1,524	876

Other expenses (income):
Provision for losses	26	33	49	61
Foreclosed property income	(3)	(9)	(6)	(15)
Administrative expenses	354	301	698	591
Purchased options expense	1,883	498	2,508	1,286
Debt extinguishments, net	740	225	1,132	396

Total other expenses (income)	3,000	1,048	4,381	2,319

Income before federal income taxes	1,365	1,949	4,012	3,520
Provision for federal income taxes	(263)	(485)	(970)	(848)

Net income	$1,102	$1,464	$3,042	$2,672

Preferred stock dividends	(34)	(24)	(64)	(57)

Net income available to common stockholders	$1,068	$1,440	$2,978	$2,615

Basic earnings per common share	$1.09	$1.45	$3.03	$2.63

Diluted earnings per common share	$1.09	$1.44	$3.02	$2.61

Cash dividends per common share	$.39	$.33	$.78	$.66

Weighted-average common shares outstanding:
Basic	979	995	983	996
Diluted	982	1,000	987	1,001

See Notes to Financial Statements.

FANNIE MAE

Balance Sheets
(Dollars in millions, except per share amounts)

	June 30,	December 31,
	2003	2002

	(Unaudited)
Assets
Mortgage portfolio:
Mortgage-related securities:
Held-to-maturity	$458,333	$437,932
Available-for-sale	149,575	173,706

Total	607,908	611,638
Loans held-for-investment	211,136	185,652
Allowance for loan losses	(83)	(79)
Unamortized premiums, discounts, and deferred price adjustments, net	1,305	337
Loans held-for-sale	10	145

Mortgage portfolio, net	820,276	797,693
Nonmortgage investments:
Held-to-maturity	24,609	23,050
Available-for-sale	42,315	36,794
Cash and cash equivalents	2,165	1,710
Accrued interest receivable	5,424	4,915
Acquired property and foreclosure claims, net	1,242	1,033
Derivatives in gain positions	5,934	3,666
Other	21,830	18,654

Total assets	$923,795	$887,515

Liabilities and Stockholders’ Equity
Liabilities:
Debentures, notes and bonds, net:
Senior debt:
Due within one year	$422,274	$382,412
Due after one year	450,288	458,600
Subordinated debt:
Due after one year	11,519	9,970

Total	884,081	850,982
Accrued interest payable	8,620	8,379
Derivatives in loss positions	5,432	5,697
Guaranty liability for MBS	725	729
Other	7,573	5,440

Total liabilities	906,431	871,227

Stockholders’ Equity:
Preferred stock, $50 stated value, 100 million shares authorized— 77.7 million shares issued and outstanding at June 30, 2003 and 53.6 million shares issued and outstanding at December 31, 2002	3,883	2,678
Common stock, $.525 stated value, $.78 of dividends per share paid in the first half of 2003 and $1.32 of dividends per share paid in 2002; no maximum authorization— 1,129 million shares issued	593	593
Additional paid-in capital	1,842	1,839
Retained earnings	31,595	29,385
Accumulated other comprehensive loss	(13,311)	(11,792)

	24,602	22,703

Less: Treasury stock, at cost, 153 million shares at June 30, 2003 and 140 million shares at December 31, 2002	7,238	6,415

Total stockholders’ equity	17,364	16,288

Total liabilities and stockholders’ equity	$923,795	$887,515

See Notes to Financial Statements.

FANNIE MAE

Statements of Changes in Stockholders’ Equity
(Dollars and shares in millions)

						Accumulated
						Other
	Net			Additional		Comprehensive		Total
	Common Shares	Preferred	Common	Paid-In	Retained	Income	Treasury	Stockholders’
	Outstanding	Stock	Stock	Capital	Earnings	(Loss)	Stock	Equity

	(Unaudited)
Balance, December 31, 2002	989	$2,678	$593	$1,839	$29,385	$(11,792)	$(6,415)	$16,288
Comprehensive income:
Net income	—	—	—	—	3,042	—	—	3,042
Other comprehensive income, net of tax effect:
Net cash flow hedging losses	—	—	—	—	—	(702)	—	(702)
Unrealized losses on available-for-sale securities	—	—	—	—	—	(817)	—	(817)

Total comprehensive income								1,523
Dividends	—	—	—	—	(832)	—	—	(832)
Shares repurchased	(14)	—	—	—	—	—	(906)	(906)
Preferred stock issued	—	1,205	—	(11)	—	—	—	1,194
Treasury stock issued for stock options and benefit plans	1	—	—	14	—	—	83	97

Balance, June 30, 2003	976	$3,883	$593	$1,842	$31,595	$(13,311)	$(7,238)	$17,364

Balance, December 31, 2001	997	$2,303	$593	$1,651	$26,175	$(7,065)	$(5,539)	$18,118
Comprehensive income:
Net income	—		—	—	2,672	—	—	2,672
Other comprehensive income, net of tax effect:
Net cash flow hedging losses	—	—	—	—	—	(2,154)	—	(2,154)
Unrealized gains on available-for-sale securities	—	—	—	—	—	567	—	567

Total comprehensive income								1,085
Dividends	—	—	—	—	(714)	—	—	(714)
Shares repurchased	(11)	—	—	—	—	—	(841)	(841)
Preferred stock redeemed	—	(375)	—	—	—	—	—	(375)
Treasury stock issued for stock options and benefit plans	3	—	—	58	—	—	99	157
Treasury stock issued for special contribution	4	—	—	136	—	—	164	300

Balance, June 30, 2002	993	$1,928	$593	$1,845	$28,133	$(8,652)	$(6,117)	$17,730

See Notes to Financial Statements.

FANNIE MAE

Statements of Cash Flows
(Dollars in millions)

	Six Months Ended
	June 30,

	2003	2002

	(Unaudited)
Cash flows from operating activities:
Net income	$3,042	$2,672
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of discount/ premium and deferred price adjustments	2,495	3,161
Provision for losses	49	61
Loss on debt extinguishments	1,132	396
Purchased options expense	2,508	1,286
Deferred income taxes	(1,041)	(557)
Other increases, net	512	90

Net cash provided by operating activities	8,697	7,109

Cash flows from (used in) investing activities:
Mortgage portfolio purchases	(262,667)	(148,999)
Proceeds from sales from mortgage portfolio	6,923	6,783
Mortgage portfolio principal repayments	229,852	106,342
Net proceeds from disposition of foreclosed properties	1,474	1,061
Purchases of held-to-maturity nonmortgage investments	(1,470,026)	(656,678)
Maturities of held-to-maturity nonmortgage investments	1,468,471	668,900
Purchases of available-for-sale nonmortgage investments	(41,343)	(36,876)
Maturities of available-for-sale nonmortgage investments	34,437	33,555
Proceeds from sales of available-for-sale nonmortgage investments	1,425	1,707

Net cash used in investing activities	(31,454)	(24,205)

Cash flows from (used in) financing activities:
Proceeds from issuance of long-term debt	154,759	111,909
Payments to redeem long-term debt	(162,303)	(76,197)
Proceeds from issuance of short-term debt	1,180,619	798,359
Payments to redeem short-term debt	(1,145,879)	(813,972)
Net payments to purchase or settle hedge instruments	(3,470)	(1,829)
Net payments from stock activities	(514)	(1,819)

Net cash provided by financing activities	23,212	16,451

Net increase (decrease) in cash and cash equivalents	455	(645)
Cash and cash equivalents at beginning of period	1,710	1,518

Cash and cash equivalents at end of period	$2,165	$873

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$18,386	$20,174
Income taxes	2,015	1,542

See Notes to Financial Statements.

FANNIE MAE

Notes to Financial Statements
(Unaudited)

1.     Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Results for the three-month and six-month periods ended June 30, 2003 may not necessarily be indicative of the results for the year ending December 31, 2003. The unaudited financial statements should be read in conjunction with Fannie Mae’s audited financial statements and related notes included in the Annual Report on Form 10-K filed with the Securities Exchange Commission on March 31, 2003. We have reclassified certain amounts in 2002 to conform to the current presentation.

2.     New Accounting Standards

Stock-Based Compensation

Effective January 1, 2003, Fannie Mae adopted the expense recognition provisions of the fair value method of accounting for employee stock compensation pursuant to Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (“FAS 123”). Prior to this date, we used the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and disclosed the pro forma effect of the fair value method. Under the fair value expense recognition provisions of FAS 123, compensation expense is recognized over the vesting period based on the fair value of stock based compensation as of the date of grant. We elected to apply the prospective method of adoption described in the transition provisions of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“FAS 148”). In accordance with these provisions, we will determine the fair value of all new stock-based compensation awarded on January 1, 2003 and thereafter at the grant date and recognize this amount as expense over the vesting period. We will continue to account for stock-based compensation awarded prior to January 1, 2003 under APB No. 25. The effect on net income and diluted earnings per share in the second quarter and first half of 2003 from the prospective adoption of the fair value method was not material to our financial results. Had compensation cost for all options granted been determined based on the fair value at grant date consistent with the FAS 123 fair value method, our net income and earnings per share would have been as follows for the second quarter and first half of 2003 and 2002.

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

	(Dollars in millions,
	except per share amounts)
Net income available to common stockholders, as reported	$1,068	$1,440	$2,978	$2,615
Plus: Stock-based employee compensation expense included in reported net income, net of related tax effects	19	8	33	17
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(30)	(27)	(58)	(54)

Pro forma net income available to common stockholders	$1,057	$1,421	$2,953	$2,578

Earnings per share:

Basic – as reported	$1.09	$1.45	$3.03	$2.63
Basic – pro forma	1.08	1.43	3.00	2.59
Diluted – as reported	1.09	1.44	3.02	2.61
Diluted – pro forma	1.08	1.42	2.99	2.58

The following table summarizes information about our nonqualified stock options outstanding at June 30, 2003.

	Options Outstanding				Options Exercisable

	Number	Weighted-Average			Number
	of	Remaining		Weighted-Average	of	Weighted-Average
Range of Exercise Prices	Options(1)	Contractual Life		Exercise Price	Options(1)	Exercise Price

$18.00 – $35.00	3,780	1.4	yrs	$23.16	3,780	$23.16
35.01 – 52.00	3,795	4.1		46.25	3,642	45.98
52.01 – 70.00	10,109	7.3		65.61	3,343	66.01
70.01 – 87.00	9,814	7.6		77.21	4,582	75.62

Total	27,498	6.2	yrs	$61.24	15,347	$53.57

(1)	Options in thousands.

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

Under FIN 45, we are required to recognize the fair value of our guaranty obligations as a liability. We record a corresponding amount on our balance sheet as an asset because we are compensated for assuming the guaranty obligation. We subsequently allocate the cash received related to the guaranty fee receivable between a reduction of the receivable and interest income using an imputed interest rate calculated based on the present value of the estimated future cash flows of the guaranty fee receivable. We include the imputed interest income recognized on the guaranty fee receivable in our income statement as a component of “Guaranty fee income.” As we reduce the guaranty fee receivable, we will amortize the guaranty fee obligation by a corresponding amount and recognize the reduction of the guaranty fee obligation in our income statement as “Guaranty fee income.” Hence, the guaranty fee income reported in our income statement subsequent to the adoption of FIN 45 will equal the cash received on our guaranty obligation and be comparable to guaranty fee income reported prior to our adoption of FIN 45.

During the first half of 2003 we recognized a guaranty fee obligation of $1.829 billion in accordance with FIN 45 and a corresponding guaranty fee receivable of $1.829 billion. The guaranty fee obligation is included in our June 30, 2003 balance sheet under “Other liabilities” and the guaranty fee receivable is included in our balance sheet under “Other assets.” During the second quarter and first half of 2003, we recognized $18 million and $21 million, respectively, of imputed interest income on the guaranty fee receivable that is a component of guaranty fee income and amortized $35 million and $39 million, respectively, of the related guaranty fee obligation into guaranty fee income.

Commitments to Purchase or Sell Mortgages and Mortgage-Related Securities

In April 2003, the FASB issued FASB Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“FAS 149”). FAS 149 requires Fannie Mae to account for many commitments to purchase or sell mortgage-related securities existing or entered into after June 30, 2003 and mortgages entered into after June 30, 2003 as derivatives, which will increase our notional balance of derivatives outstanding. Under FAS 149, some of these derivatives will qualify as cash flow hedges of forecasted mortgage purchases or sales. Therefore, we will record changes in the fair values of these derivatives as assets or liabilities with a corresponding increase or decrease in AOCI in the future. Some of these derivatives will not qualify for hedge accounting, particularly those where we have a matched purchase and sale commitment. We will mark those commitments to market through earnings and their values should offset to a significant extent. We expect to record a cumulative after-tax transition gain as a result of the adoption of FAS 149 on July 1, 2003.

Consolidation of Variable Interest Entities

FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), was issued in January 2003. FIN 46 provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity (“VIE”) in its financial statements and when it should disclose information about its relationship with a VIE. The provisions of FIN 46 were effective February 1, 2003 for all arrangements entered into after January 31, 2003. FIN 46 is effective in the third quarter of 2003 for those arrangements entered into prior to January 31, 2003.

We are currently reviewing whether we have relationships with VIEs and, if so, whether we should consolidate them and disclose information about them as the primary beneficiary or disclose information about them as an interest holder. We may have to consolidate some of our equity investments in partnerships based on recent interpretations from accounting professionals. We currently record the amount of our investment in these partnerships as an asset on our balance sheet, and we currently recognize our share of partnership income or losses in our income statement. However, we do not yet know the extent of the impact of consolidating the assets and liabilities of these partnerships on our balance sheet because of the complexities of applying FIN 46, the evolving interpretations from accounting professionals, and the nuances of each individual partnership. Our maximum exposure to loss as a result of our investments in these entities is our investment balance of $4 billion and the risk of recapture of tax credits previously recognized. The risk of tax credit recapture is low. Our exposure to loss on these partnerships is mitigated by the strength of our investment sponsors and third party asset managers as well as the condition and financial performance of the underlying properties. Our exposure to loss on guaranteed partnerships is mitigated by the factors above and because our economic return is guaranteed by an investment grade counterparty. The accounting policies for our investments in low income housing tax credit partnerships as a limited partner, our primary partnership investments, are detailed in our 2002 financial statements.

Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock

In July 2003, the SEC issued a clarification of Emerging Issues Task Force Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock (Topic D-42).” The SEC stated that the carrying amount of preferred stock should be reduced by the related issuance costs, regardless of where in the stockholders’ equity section those costs were initially classified at the time of issuance. As a result, the excess of the fair value of the consideration transferred to preferred stockholders over the carrying amount of the preferred stock must be subtracted from net earnings to determine net earnings available to common stockholders in the calculation of earnings per share. The clarification of Topic D-42 will be effective for us beginning with the third quarter of 2003, and we will restate the financial statements for the corresponding prior periods because we have not previously considered issuance costs in determining the carrying amount of the preferred stock we redeemed in 2003 and 2002. Our reported basic and diluted earnings per share for the three and six months ended June 30, 2003, and the three months ended June 30, 2002, will not change. Our reported basic and diluted earnings per share for the six months ended June 30, 2002 will be reduced by $.01 per share.

3.     Mortgage Portfolio

Mortgage-Related Securities

We classify mortgage loans on our balance sheet as either held-for-investment or held-for-sale. Our mortgage portfolio also includes MBS and other mortgage-related securities that we classify as either held-to-maturity or available-for-sale. The following table shows gross unrealized gains and losses on our MBS and mortgage-related securities at June 30, 2003 and December 31, 2002.

	June 30, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost(1)	Gains	Losses	Value

	(Dollars in millions)
Held-to-maturity portfolio	$458,333	$18,273	$(405)	$476,201
Available-for-sale portfolio	144,575	5,670	(670)	149,575

	December 31, 2002

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost(1)	Gains	Losses	Value

	(Dollars in millions)
Held-to-maturity portfolio	$437,932	$18,325	$(133)	$456,124
Available-for-sale portfolio	167,202	6,885	(381)	173,706

(1)	Amortized cost includes unamortized premiums, discounts, and other deferred price adjustments.

We recorded the following gross realized gains and losses from the sale of mortgage-related securities classified as available-for-sale during the three months and six months ended June 30, 2003 and 2002.

	For the
	Three Months Ended
	June 30,

	2003	2002

	(Dollars in millions)
Gross realized gains	$100	$37
Gross realized losses	1	5

	For the Six Months
	Ended June 30,

	2003	2002

	(Dollars in millions)
Gross realized gains	$112	$41
Gross realized losses	2	20

For the three and six months ended June 30, 2003, we transferred $7 billion of mortgage-related securities classified as available-for-sale to held-to-maturity, which is permitted by FAS 115. There were no transfers of mortgage-related securities classified as available-for-sale to held-to-maturity in the corresponding prior year periods.

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

The following table shows the book value and fair value of our retained interests in REMICs, the weighted-average life, the key assumptions used in measuring the fair value of retained interests at the time of securitization and sensitivities of the key assumptions at June 30, 2003 and December 31, 2002.

	June 30,		December 31,
	2003		2002

Net book value of retained interests (dollars in billions)	$29.3		$41.9

Fair value of retained interests (dollars in billions)	29.6		42.7
Weighted-average life	3.2	years	3.7	years
Key assumptions at date of securitization:
Weighted-average life	6.0	years	6.0	years
Average lifetime constant prepayment rate (“CPR”) prepayment speed assumption	15.8%		16.1%
Average discount rate assumption	5.2		5.2

Estimated effect on fair value of adverse change in assumptions (dollars in millions):
Prepayment speed assumptions:

5 percent change in 12 month CPR	$(59)		$(68)
10 percent change in 12 month CPR	(117)		(131)
15 percent change in 12 month CPR	(171)		(203)
Average 12 month CPR prepayment speed assumption	53.1%		49.2%
Discount rate assumptions (dollars in millions):

5 percent change	$(220)		$(358)
10 percent change	(434)		(711)
15 percent change	(642)		(1,049)
Average discount rate assumption	2.8%		3.3%

4.     Allowance for Loan Losses and Guaranty Liability for MBS

We maintain a separate allowance for loan losses for our mortgage portfolio as well as a guaranty liability for our guaranty of MBS. The following table summarizes changes during the first and second quarter of 2003.

			Combined Allowance
	Allowance	Guaranty	for Loan Losses and
	for Loan	Liability	Guaranty Liability
	Losses	for MBS	for MBS

	(Dollars in millions)
Balance at December 31, 2002	$79	$729	$808
Provision	2	21	23
Charge-offs	(2)	(21)	(23)

Balance at March 31, 2003	$79	$729	$808
Provision	6	20	26
Charge-offs	(2)	(24)	(26)

Balance at June 30, 2003	$83	$725	$808

The following table summarizes the unpaid principal balance (“UPB”) of impaired loans and specific loss allowance on these loans at June 30, 2003 and December 31, 2002. We recognized approximately

$.2 million in interest income during both the first half of 2003 and the first half of 2002 on loans that were impaired at June 30, 2003 and 2002, respectively.

	June 30,	December 31,
	2003	2002

	(Dollars in millions)
UPB of impaired loans(1)	$307	$314
UPB of impaired loans with specific loss allowance	107	137
Specific loss allowance on impaired and restructured loans	13	17
UPB of impaired loans without specific loss allowance	200	177
Average UPB of impaired loans(2)	319	285

(1)	A loan is impaired when, based on current information and events, it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement.

(2)	Averages have been calculated on a monthly average basis.

5.     Nonmortgage Investments

We classify and account for nonmortgage investments as either held-to-maturity or available-for-sale according to FAS 115. The following table shows the amortized cost, fair value, yield, and remaining maturities of our held-to-maturity and available-for sale investments.

	June 30, 2003			December 31, 2002

	Amortized	Fair		Amortized	Fair
	Cost(1)	Value	Yield	Cost(1)	Value	Yield

	(Dollars in millions)
Available-for-sale:
Due within one year	$7,742	$7,758	1.72%	$8,844	$8,851	2.31%
Due after one year through five years	6,938	6,981	1.88	5,620	5,632	2.42

	14,680	14,739	1.80	14,464	14,483	2.35
Asset backed securities(2)	27,533	27,576	1.76	22,281	22,311	2.22

Total available-for-sale	42,213	42,315		36,745	36,794

Held-to-maturity:
Due within one year	24,609	24,609	1.52	23,016	23,017	1.76
Due after one year through five years	—	—	—	34	34	6.21

Total held-to-maturity	24,609	24,609	1.52	23,050	23,051	1.76

Total	$66,822	$66,924	1.68%	$59,795	$59,845	2.08%

(1)	Amortized cost includes unamortized premiums, discounts, and other deferred price adjustments.

(2)	Contractual maturity of asset-backed securities is not a reliable indicator of expected life because borrowers generally have the right to repay their obligation at any time.

The unrealized gains and losses in our available-for-sale and held-to-maturity nonmortgage investments at June 30, 2003 and December 31, 2002 are as follows:

Available-for-Sale

	June 30, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(Dollars in millions)
Available-for-sale:
Asset-backed securities	$27,533	$83	$(40)	$27,576
Floating rate notes(1)	12,649	17	(4)	12,662
Corporate bonds	1,134	44	—	1,178
Taxable auction notes	784	—	—	784
Auction rate preferred stock	63	2	—	65
Other	50	—	—	50

Total	$42,213	$146	$(44)	$42,315

	December 31, 2002

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(Dollars in millions)
Available-for-sale:
Asset-backed securities	$22,281	$98	$(68)	$22,311
Floating rate notes(1)	11,754	10	(29)	11,735
Corporate bonds	1,149	42	—	1,191
Taxable auction notes	949	—	—	949
Commercial paper	100	—	—	100
Auction rate preferred stock	112	—	(4)	108
Other	400	—	—	400

Total	$36,745	$150	$(101)	$36,794

(1)	As of June 30, 2003 and December 31, 2002, 100 percent of floating rate notes repriced at intervals of 90 days or less.

Held-to-Maturity

	June 30, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(Dollars in millions)
Held-to-maturity:
Repurchase agreements	$18,294	$—	$—	$18,294
Federal funds	5,100	—	—	5,100
Auction rate preferred stock	774	—	—	774
Other	441	—	—	441

Total	$24,609	$—	$—	$24,609

	December 31, 2002

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(Dollars in millions)
Held-to-maturity:
Repurchase agreements	$20,732	$—	$—	$20,732
Federal funds	150	—	—	150
Auction rate preferred stock	402	—	—	402
Eurodollar time deposits	1,398	—	—	1,398
Commercial paper	100	—	—	100
Other	268	1	—	269

Total	$23,050	$1	$—	$23,051

We recorded the following gross realized gains and losses from the sale of nonmortgage investments classified as available-for-sale during the three months and six months ended June 30, 2003 and 2002.

	For the Three Months
	Ended June 30,

	2003	2002

	(Dollars in millions)
Gross realized gains	$—	$—
Gross realized losses	—	—

	For the Six Months
	Ended June 30,

	2003	2002

Gross realized gains	$3	$1
Gross realized losses	—	2

6.     Earnings per Common Share

The following table shows the computation of basic and diluted earnings per common share:

	Three Months Ended June 30,

	2003		2002

	Basic	Diluted	Basic	Diluted

	(Dollars in millions,
	except per share amounts)
Net income	$1,102	$1,102	$1,464	$1,464
Preferred stock dividends	(34)	(34)	(24)	(24)

Net income available to common stockholders	$1,068	$1,068	$1,440	$1,440

Weighted average common shares outstanding	979	979	995	995
Dilutive potential common shares(1)	—	3	—	5

Average number of common shares outstanding used to calculate earnings per common share	979	982	995	1,000

Net earnings per common share	$1.09	$1.09	$1.45	$1.44

	Six Months Ended June 30,

	2003		2002

	Basic	Diluted	Basic	Diluted

Net income	$3,042	$3,042	$2,672	$2,672
Preferred stock dividends	(64)	(64)	(57)	(57)

Net income available to common stockholders	$2,978	$2,978	$2,615	$2,615

Weighted average common shares outstanding	983	983	996	996
Dilutive potential common shares(1)	—	4	—	5

Average number of common shares outstanding used to calculate earnings per common share	983	987	996	1,001

Net earnings per common share	$3.03	$3.02	$2.63	$2.61

(1)	Dilutive potential common shares consist primarily of the dilutive effect from employee stock options and other stock compensation plans.

7.     Line of Business Reporting

The following tables reconcile our line of business core business earnings to our reported net income for the three months and six months ended June 30, 2003 and 2002.

	Three Months Ended June 30, 2003

			Total Core	Reconciling Items
	Portfolio	Credit	Business	Related to		Reported
	Investment	Guaranty	Earnings	Purchased Options		Results

	(Dollars in millions)
Net interest income	$3,280	$221	$3,501	$—		$3,501
Purchased options amortization expense	(716)	—	(716)	716	(2)	—

Core net interest income	2,564	221	2,785	716		3,501
Guaranty fee income (expense)	(404)	1,036	632	—		632
Fee and other income, net	231	1	232	—		232
Credit-related expenses(1)	—	(23)	(23)	—		(23)
Administrative expenses	(103)	(251)	(354)	—		(354)
Purchased options expense under FAS 133	—	—	—	(1,883	)(3)	(1,883)
Debt extinguishments	(740)	—	(740)	—		(740)

Income before federal income taxes	1,548	984	2,532	(1,167)		1,365
Provision for federal income taxes	(454)	(218)	(672)	409	(4)	(263)

Net income	$1,094	$766	$1,860	$(758)		$1,102

	Three Months Ended June 30, 2002

			Total Core	Reconciling Items
	Portfolio	Credit	Business	Related to		Reported
	Investment	Guaranty	Earnings	Purchased Options		Results

	(Dollars in millions)
Net interest income	$2,375	$157	$2,532	$—		$2,532
Purchased options amortization expense	(330)	—	(330)	330	(2)	—

Core net interest income	2,045	157	2,202	330		2,532
Guaranty fee income (expense)	(336)	759	423	—		423
Fee and other income, net	82	(40)	42	—		42
Credit-related expenses(1)	—	(24)	(24)	—		(24)
Administrative expenses	(91)	(210)	(301)	—		(301)
Purchased options expense under FAS 133	—	—	—	(498	)(3)	(498)
Debt extinguishments	(225)	—	(225)	—		(225)

Income before federal income taxes and effect of accounting change	1,475	642	2,117	(168)		1,949
Provision for federal income taxes	(430)	(114)	(544)	59	(4)	(485)

Net income	$1,045	$528	$1,573	$(109)		$1,464

(1)	Credit-related expenses include the income statement line items “Provision for losses” and “Foreclosed property income.”

(2)	Represents the straight-line amortization of purchased options expense that we allocate to interest expense over the original expected life of the options. We include this amount in core business earnings instead of recording changes in the time value of purchased options because this treatment is more consistent with the accounting for the embedded options in our callable debt and the vast majority of our mortgages.

(3)	Represents changes in the fair value of the time value of purchased options recorded in accordance with FAS 133. We exclude this amount from our core business earnings measure because the period-to-period fluctuations in the time value portion of our options do not reflect the economics of our current risk management strategy, which generally is to hold our purchased options to maturity or exercise date. Consequently, we do not expect to realize the period-to-period fluctuations in time value. In addition, the accounting for purchased options under FAS 133 is inconsistent with the accounting for embedded options in our callable debt and mortgages.

(4)	Represents the net federal income tax effect of core business earnings adjustments based on the applicable federal income tax rate of 35 percent.

	Six Months Ended June 30, 2003

			Total Core	Reconciling Items
	Portfolio	Credit	Business	Related to		Reported
	Investment	Guaranty	Earnings	Purchased Options		Results

Net interest income	$6,466	$403	$6,869	$—		$6,869
Purchased options amortization expense	(1,481)	—	(1,481)	1,481	(2)	—

Core net interest income	4,985	403	5,388	1,481		6,869
Guaranty fee income (expense)	(807)	1,986	1,179	—		1,179
Fee and other income, net	353	(8)	345	—		345
Credit-related expenses(1)	—	(43)	(43)	—		(43)
Administrative expenses	(204)	(494)	(698)	—		(698)
Purchased options expense under FAS 133	—	—	—	(2,508	) (3)	(2,508)
Debt extinguishments	(1,132)	—	(1,132)	—		(1,132)

Income before federal income taxes	3,195	1,844	5,039	(1,027)		4,012
Provision for federal income taxes	(938)	(391)	(1,329)	359	(4)	(970)

Net income	$2,257	$1,453	$3,710	$(668)		$3,042

	Six Months Ended June 30, 2002

			Total Core	Reconciling Items
	Portfolio	Credit	Business	Related to		Reported
	Investment	Guaranty	Earnings	Purchased Options		Results

Net interest income	$4,647	$316	$4,963	$—		$4,963
Purchased options amortization expense	(641)	—	(641)	641	(2)	—

Core net interest income	4,006	316	4,322	641		4,963
Guaranty fee income (expense)	(654)	1,485	831	—		831
Fee and other income, net	142	(97)	45	—		45
Credit-related expenses(1)	—	(46)	(46)	—		(46)
Administrative expenses	(176)	(415)	(591)	—		(591)
Purchased options expense under FAS 133	—	—	—	(1,286	) (3)	(1,286)
Debt extinguishments	(396)	—	(396)	—		(396)

Income before federal income taxes and effect of accounting change	2,922	1,243	4,165	(645)		3,520
Provision for federal income taxes	(858)	(216)	(1,074)	226	(4)	(848)

Net income	$2,064	$1,027	$3,091	$(419)		$2,672

(1)	Credit-related expenses include the income statement line items “Provision for losses” and “Foreclosed property income.”

(2)	Represents the straight-line amortization of purchased options expense that we allocate to interest expense over the original expected life of the options. We include this amount in core business earnings instead of recording changes in the time value of purchased options because this treatment is more consistent with the accounting for the embedded options in our callable debt and the vast majority of our mortgages.

(3)	Represents changes in the fair value of the time value of purchased options recorded in accordance with FAS 133. We exclude this amount from our core business earnings measure because the period-to-period fluctuations in the time value portion of our options do not reflect the economics of our current risk management strategy, which generally is to hold our purchased options to maturity or exercise date. Consequently, we do not expect to realize the period-to-period fluctuations in time value. In addition, the accounting for purchased options under FAS 133 is inconsistent with the accounting for embedded options in our callable debt and mortgages.

(4)	Represents the net federal income tax effect of core business earnings adjustments based on the applicable federal income tax rate of 35 percent.

The only difference between our core business earnings and reported net income relates to the accounting treatment for purchased options under FAS 133. This difference only affects our Portfolio Investment business. Core business earnings and reported net income are the same for our Credit Guaranty business. The Portfolio Investment business represented $901 billion, or 98 percent of total assets, at June 30, 2003 and $869 billion, or 98 percent of total assets, at December 31, 2002.

8.     Derivative Instruments and Hedging Activities

The following table shows the outstanding notional balances of derivatives at June 30, 2003 and December 31, 2002 based on the hedge classification. We had no open hedge positions on the anticipatory issuance of debt at June 30, 2003.

	June 30, 2003				December 31, 2002

	Cash Flow	Fair Value	No Hedge		Cash Flow	Fair Value
	Hedges	Hedges	Designation	Total	Hedges	Hedges	Total

	(Dollars in millions)
Interest rate swaps:
Pay-fixed	$193,689	$25,618	$—	$219,307	$152,157	$16,355	$168,512
Receive-fixed and basis	109,018	58,170	—	167,188	48,259	29,636	77,895
Interest rate caps	138,228	—	—	138,228	122,393	—	122,393
Swaptions:
Pay-fixed	152,280	—	—	152,280	129,225	—	129,225
Receive-fixed	34,750	85,475	—	120,225	51,500	94,750	146,250
Other(1)	6,275	7,446	444	14,165	8,200	4,120	12,320

Total	$634,240	$176,709	$444	$811,393	$511,734	$144,861	$656,595

(1)	Includes foreign currency swaps, forward starting swaps, asset swaps, and other derivatives used to hedge anticipated debt issues.

FAS 133 requires that changes in the fair value of derivative instruments be recognized in earnings unless specific hedge accounting criteria are met. Although Fannie Mae’s derivatives may be effective economic hedges and critical in our interest rate risk management strategy, they may not meet the hedge accounting criteria of FAS 133. At June 30, 2003, we had $444 million in outstanding notional amount of derivatives that did not qualify for hedge accounting under FAS 133, which we are required to mark-to-market through earnings.

The following table shows the change in AOCI, net of taxes, associated with FAS 133 between December 31, 2002 and June 30, 2003:

FAS 133
Impact
on AOCI

(Dollars in millions)
Balance at December 31, 2002	$(16,251)
Losses on cash flow hedges, net	(840)
Reclassifications to earnings, net	1,242

Balance at March 31, 2003	(15,849)
Losses on cash flow hedges, net	(2,301)
Reclassifications to earnings, net	1,198

Balance at June 30, 2003	$(16,952)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosure about market risk is set forth on pages 23 to 25 of this Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Interest Rate Risk Management” and is incorporated herein by reference.

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

In addition, based on this most recent evaluation, we have concluded that there were no changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Fannie Mae is the subject of a lawsuit filed on September 13, 2002, as a class action in the United States District Court for the District of Columbia seeking declaratory and injunctive relief, as well as statutory and punitive damages. The complaint identifies as a class all minority borrowers who have been denied loans as a result of Fannie Mae’s automated underwriting systems (“AUS”). The lawsuit alleges that Fannie Mae’s AUS unlawfully fails to give adverse action notices to borrowers who are not approved for the loans for which they apply, and unlawfully discriminates against minorities.

Fannie Mae moved to dismiss the complaint in its entirety and the court granted that motion in part and denied it in part. The court held that Fannie Mae did not have a legal obligation to provide adverse action notices and the court declined plaintiff’s motion to reconsider that decision or certify it for appeal. The court held that the plaintiff had met the minimal requirements for pleading the discrimination claim, but that plaintiff must demonstrate that she was qualified to obtain a loan. Fannie Mae anticipates that it will file dispositive motions on a variety of factual and legal grounds, as well as file briefs to defeat class certification.

Claims and proceedings of all types are subject to many uncertain factors that generally cannot be predicted with assurance. However, in the case of the legal proceedings and claims that are currently pending against us, management believes that their outcome will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 2. Changes in Securities and Use of Proceeds

      (a) None.

      (b) None.

(c)	The securities Fannie Mae issues are “exempt securities” under laws administered by the SEC to the same extent as securities that are obligations of, or guaranteed as to principal and interest by, the United States. Registration statements with respect to Fannie Mae securities are not filed with the SEC, except for the voluntary filing on March 31, 2003, of Form 10 under the Securities Exchange Act of 1934 with respect to Fannie Mae common stock.

During the quarter ended June 30, 2003, Fannie Mae sold (i) 6,900,000 shares of Non-Cumulative Preferred Stock, Series L, through a syndicate of underwriters led by Lehman Brothers and Goldman, Sachs & Co.; the aggregate offering price was $345,000,000 and the aggregate underwriting discount was $3,018,750; and (ii) 9,200,000 shares of Non-Cumulative Preferred Stock, Series M, through a syndicate of underwriters led by Lehman Brothers and Merrill Lynch & Co.; the aggregate offering price was $460,000,000 and the aggregate underwriting discount was $4,025,000. The proceeds from both such sales were used for general corporate purposes.

      (d) Not applicable.

Item 3.	Defaults Upon Senior Securities None.

Item 4.	Submission of Matters to a Vote of Security Holders

The shareholders of the company voted on four matters at the Annual Meeting of Shareholders held on May 20, 2003:

1.	The election of 12 directors;

2.	Ratification of the appointment of KPMG LLP as independent auditors for 2003;

3.	Approval of the Fannie Mae Stock Compensation Plan of 2003; and

4.	A shareholder proposal to reinstate cumulative voting for directors.

The following persons were elected as directors of Fannie Mae by the respective votes indicated following their names: Stephen B. Ashley (845,297,830 votes for; 12,681,635 votes withheld); Kenneth M. Duberstein (838,883,157 votes for; 19,096,308 votes withheld); Thomas P. Gerrity (835,236,010 votes for; 22,743,455 votes withheld); Timothy Howard (841,938,392 votes for; 16,041,073 votes withheld); Ann McLaughlin Korologos (844,468,293 votes for; 13,511,172 votes withheld); Frederic V. Malek (835,042,300 votes for; 22,937,165 votes withheld); Donald B. Marron (845,184,528 votes for; 12,794,937 votes withheld); Daniel H. Mudd (841,958,669 votes for; 16,020,796 votes withheld); Anne M. Mulcahy (835,468,474 votes for; 22,510,991 votes withheld); Joe K. Pickett (845,438,154 votes for; 12,541,311 votes withheld); Franklin D. Raines (837,466,596 votes for; 20,512,869 votes withheld); H. Patrick Swygert (841,797,517 votes for; 16,181,948 votes withheld).

In addition to the directors elected by the shareholders, the President of the United States has the authority to appoint five members of Fannie Mae’s board. In May, the President reappointed Victor H. Ashe, Molly H. Bordonaro, William R. Harvey, Manual J. Justiz, and Taylor C. Segue, III to the board for a term expiring on the date of the May 2004 annual meeting of shareholders.

The ratification of KPMG LLP as independent auditors for 2003 was approved as follows:

Votes for ratification:	812,238,118
Votes against ratification:	40,243,450
Abstentions:	5,497,897

The Fannie Mae Stock Compensation Plan of 2003 was approved as follows:

Votes for approval:	798,163,864
Votes against approval:	52,174,400
Abstentions:	7,641,201

The shareholder proposal to reinstate cumulative voting for directors was defeated as follows:

Votes for reinstatement:	122,627,153
Votes against reinstatement:	640,653,184
Abstentions:	8,513,420
Broker non-votes:	86,185,708

Item 5. Other Information

Recent Legislative and Regulatory Developments

Several bills recently have been introduced in Congress that propose to alter the regulatory regime under which Fannie Mae operates. These bills seek to transfer regulatory responsibility for overseeing Fannie Mae’s financial safety and soundness from our current regulator, OFHEO, to a bureau under the U.S. Department of the Treasury. Some of the bills would also move various of the Department of Housing and Urban Development’s regulatory authorities over Fannie Mae to the Treasury bureau. Several bills seek to provide additional or expanded powers to Fannie Mae’s regulators. We cannot predict whether any legislation will be approved by Congress and signed into law by the President and, if so, the final form or effective date of such legislation.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits:

Exhibit 3.1	Fannie Mae Bylaws, effective as of July 15, 2003
Exhibit 4.1	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series L (incorporated by reference to Exhibit 4.2 to Fannie Mae’s quarterly report on Form 10-Q for the quarter ended March 31, 2003)
Exhibit 4.2	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series M
Exhibit 10.1	Employment Agreement between Fannie Mae and Franklin D. Raines
Exhibit 10.2	Employment Agreement between Fannie Mae and Daniel H. Mudd
Exhibit 10.3	Employment Agreement between Fannie Mae and J. Timothy Howard
Exhibit 10.4	Fannie Mae Stock Compensation Plan of 2003
Exhibit 12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
Exhibit 31.1	Certification of CEO pursuant to Securities Exchange Act of 1934 Rule 13a-14
Exhibit 31.2	Certification of CFO pursuant to Securities Exchange Act of 1934 Rule 13a-14
Exhibit 32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On April 15, 2003, we filed a Current Report on Form 8-K dated April 15, 2003, reporting our earnings for the first quarter of fiscal year 2003, and certain other financial data, under Item 9.

On May 14, 2003, we filed a Current Report on Form 8-K dated May 13, 2003, reporting monthly business volumes and certain statistical data for the month of April 2003, under Item 5.

On May 21, 2003, we filed a Current Report on Form 8-K dated May 20, 2003, reporting the appointment of a vice chairman of the corporation, under Item 5.

On May 23, 2003, we filed a Current Report on Form 8-K dated May 23, 2003, disclosing the quarterly business activity supplement for the first quarter of fiscal year 2003, under Item 5.

On June 13, 2003, we filed a Current Report on Form 8-K dated June 12, 2003, reporting monthly business volumes and certain statistical data for the month of May 2003, under Item 5.

No other reports on Form 8-K were filed during the second quarter of 2003; however, on July 15, 2003, we filed a Current Report on Form 8-K dated July 14, 2003, reporting our earnings for the second quarter of fiscal year 2003, and certain other financial data, under Item 9, and on August 13, 2003, we filed a Current Report on Form 8-K dated August 13, 2003, reporting monthly business volumes and certain statistical data for the month of July 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal National Mortgage Association

Date: August 14, 2003

By:	/s/ J. TIMOTHY HOWARD

J. Timothy Howard Vice Chairman and Chief Financial Officer

By:	/s/ LEANNE G. SPENCER

Leanne G. Spencer Senior Vice President and Controller

INDEX TO EXHIBITS

Exhibit 3.1	Fannie Mae Bylaws, effective as of July 15, 2003
Exhibit 4.1	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series L (incorporated by reference to Exhibit 4.2 to Fannie Mae’s quarterly report on Form 10-Q for the quarter ended March 31, 2003)
Exhibit 4.2	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series M
Exhibit 10.1	Employment Agreement between Fannie Mae and Franklin D. Raines
Exhibit 10.2	Employment Agreement between Fannie Mae and Daniel H. Mudd
Exhibit 10.3	Employment Agreement between Fannie Mae and J. Timothy Howard
Exhibit 10.4	Fannie Mae Stock Compensation Plan of 2003
Exhibit 12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
Exhibit 31.1	Certification of CEO pursuant to Securities Exchange Act of 1934 Rule 13a-14*
Exhibit 31.2	Certification of CFO pursuant to Securities Exchange Act of 1934 Rule 13a-14*
Exhibit 32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibits 31.1 and 31.2 appear immediately following this index in printed copies of the Form 10-Q. Other exhibits filed with the Securities and Exchange Commission as part of the Form 10-Q have been omitted from the printed copy, but may be seen on the Web site of the Commission (www.sec.gov) or on our Web site (www.fanniemae.com/ir).