Form 10-Q
period 2003-09-30
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2003-11-14
CIK 310522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

☐ Yes                    ☒ No

As of the close of business on October 31, 2003, there were 971,666,724 shares of common stock outstanding.

CROSS-REFERENCE INDEX TO FORM 10-Q

		Page

PART I	FINANCIAL INFORMATION	1
ITEM 1.	FINANCIAL STATEMENTS	36
	Independent Accountant’s Review Report	36
	Statements of Income	37
	Balance Sheets	38
	Statements of Changes in Stockholders’ Equity	39
	Statements of Cash Flows	40
	Notes to Financial Statements	41
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	1
	Selected Financial Data	1
	Results of Operations	3
	Core Business Earnings and Business Segment Results	9
	Off-Balance Sheet Arrangements	25
	Critical Accounting Policies	27
	Risk Management	27
	Liquidity and Capital Resources	33
	Pending Accounting Standards	35
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	52
ITEM 4.	CONTROLS AND PROCEDURES	52
PART II	OTHER INFORMATION	53
ITEM 1.	LEGAL PROCEEDINGS	53
ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	53
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	53
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	53
ITEM 5.	OTHER INFORMATION	53
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	54
SIGNATURES		55
CERTIFICATION		57

The interim financial information provided in this report reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for such periods. Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in our interim financial statements are not necessarily indicative of the results that may be expected for the full year. The interim financial information should be read in conjunction with Fannie Mae’s 2002 Annual Report on Form 10-K, filed with the Securities and Exchange Commission and available on our website at www.fanniemae.com/ir and the SEC’s web site at www.sec.gov under “Federal National Mortgage Association” or CIK number 0000310522. We do not intend these internet addresses to be active links. Therefore, other than our 2002 Annual Report on Form 10-K, the information that appears on these web sites is not incorporated into this Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

SELECTED FINANCIAL DATA

The following selected financial data includes performance measures and ratios based on our reported results and core business earnings, a supplemental non-GAAP (generally accepted accounting principles) measure used by management in operating our business. Our core business earnings measures are not defined terms within GAAP and may not be comparable to similarly titled measures presented by other companies. See “Management’s Discussion and Analysis (‘MD&A’)—Core Business Earnings and Business Segment Results” for a discussion of how we use core business earnings measures and why we believe they are helpful to investors. Our results for the three and nine-month periods ended September 30, 2003 and 2002 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation. We have reclassified certain prior period amounts to conform to our current year presentation. Results for the reported period are not necessarily indicative of the results that may be expected for the full year.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Dollars and shares in millions,
	except per share amounts)
Reported Earnings Data:

Net income	$2,666	$994	$5,708	$3,667
Preferred stock dividends and issuance costs	(42)	(26)	(106)	(91)

Net income available to common stockholders	$2,624	$968	$5,602	$3,576

Basic earnings per common share	$2.70	$.98	$5.72	$3.60
Diluted earnings per common share	2.69	.97	5.70	3.58
Weighted-average diluted common shares outstanding	976	994	983	999
Cash dividends per common share	$.45	$.33	$1.23	$.99
Net interest yield, taxable-equivalent basis	1.56%	1.35%	1.59%	1.33%
Return on average assets	1.09	.47	.80	.58
Return on common equity	63.8	28.7	50.1	31.4
Average equity to average assets	2.1	1.8	2.0	2.1
Ratio of earnings to combined fixed charges and preferred stock dividends(1)	1.37:1	1.13:1	1.26:1	1.15:1
Core Business Earnings Data:(2)

Core business earnings(3)	$1,826	$1,631	$5,535	$4,722
Core business earnings per diluted common share	1.83	1.61	5.52	4.64
Core taxable-equivalent revenues(4)	3,803	2,987	11,386	8,798
Net interest margin, taxable-equivalent basis(5)	1.20%	1.16%	1.25%	1.16%
Core return on average assets(6)	.74	.78	.78	.76
Core return on average realized common equity(7)	25.4	26.2	27.0	25.9

	September 30,	December 31,
	2003	2002

Balance Sheet Data:

Mortgage portfolio, net	$921,171	$801,043
Liquid assets	57,432	58,204
Total assets	1,019,171	887,515
Borrowings:
Due within one year	496,314	382,412
Due after one year	479,420	468,570
Total liabilities	1,001,647	871,227
Preferred stock	4,108	2,678
Stockholders’ equity	17,524	16,288
Core capital(8)	32,752	28,079
Total capital(9)	33,542	28,871

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Other Performance Measures:

Average effective guaranty fee rate(10)	.200%	.190%	.205%	.186%
Credit loss ratio(11)	.007	.003	.005	.004
Administrative expense ratio(12)	.066	.073	.070	.073
Efficiency ratio(13)	9.1	10.5	9.2	10.3
Mortgage purchases(14)	$253,908	$74,227	$513,873	$222,090
MBS issues acquired by others(15)	173,858	112,592	660,293	322,305
Business volume(16)	427,766	186,819	1,174,166	544,395

	September 30,	December 31,
	2003	2002

Gross mortgage portfolio(17)	$917,123	$790,800
Outstanding MBS(18)	1,211,079	1,029,456
Book of business(19)	2,128,202	1,820,256

(1)	“Earnings” consists of income before (a) federal income taxes and (b) fixed charges. Fixed charges represent interest expense.

(2)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Core Business Earnings and Business Segment Results” for additional discussion of our supplemental non-GAAP (generally accepted accounting principles) core business earnings measures and for a reconciliation to comparable GAAP measures.

(3)	Core business earnings is a non-GAAP measure developed by management in conjunction with the adoption of FAS 133 to evaluate and assess the quality of Fannie Mae’s earnings from its principal business activities on a consistent basis. Core business earnings is presented on a net of tax basis and excludes changes in the time value of purchased options recorded under FAS 133 and includes purchased options premiums amortized on a straight-line basis over the original estimated life of the option, together with any acceleration of expense related to options extinguished prior to exercise.

(4)	A non-GAAP measure that includes revenues net of operating losses, primarily on low-income housing tax credit limited partnerships, and purchased options premiums amortization expense, adjusted to include taxable-equivalent amounts of tax-exempt income using the applicable federal income tax rate of 35 percent.

(5)	A non-GAAP measure calculated based on annualized core net interest income on a tax-equivalent basis divided by the weighted average net investment balance.

(6)	A non-GAAP measure calculated based on core business earnings less preferred stock dividends divided by average assets.

(7)	A non-GAAP measure calculated based on core business earnings less preferred stock dividends divided by average realized common stockholders’ equity (common stockholders’ equity excluding accumulated other comprehensive income).

(8)	The sum of (a) the stated value of common stock, (b) the stated value of outstanding noncumulative perpetual preferred stock, (c) paid-in capital, and (d) retained earnings, less treasury stock. Core capital represents a regulatory measure of capital.

(9)	The sum of (a) core capital and (b) the total allowance for loan losses and guaranty liability for MBS, less (c) the specific loss allowance. Total capital represents a regulatory measure of capital. Specific loss allowances totaled $9 million at September 30, 2003 and $19 million at December 31, 2002.

(10)	Calculated based on guaranty fee and related income from outstanding MBS.

(11)	Charge-offs and foreclosed property income (expense), net of recoveries, as a percentage of average mortgage portfolio (on an amortized cost basis) and average outstanding MBS.

(12)	Administrative expenses as a percentage of average net mortgage portfolio and average outstanding MBS.

(13)	Administrative expenses as a percentage of core taxable-equivalent revenues.

(14)	Unpaid principal balance of loans, MBS, and other mortgage-related securities purchased and retained by Fannie Mae during the reporting period.

(15)	Unpaid principal balance of MBS issued and guaranteed by Fannie Mae and acquired by investors other than Fannie Mae during the reporting period.

(16)	Includes mortgage purchases and MBS issues acquired by others.

(17)	Unpaid principal balance of mortgages held in portfolio excluding the effect of unrealized gains or losses on available for sale securities, deferred balances, and the allowance for loan losses.

(18)	Unpaid principal balance of MBS guaranteed by Fannie Mae and held by investors other than Fannie Mae.

(19)	Includes gross mortgage portfolio and outstanding MBS.

Fannie Mae is the nation’s largest source of funds for mortgage lenders and investors. Although we operate under a federal charter, we are a private, shareholder-owned company. Our purpose is to facilitate the flow of low-cost mortgage capital to increase the availability and affordability of homeownership for low-, moderate-, and middle-income Americans. We operate exclusively in the secondary mortgage market by purchasing mortgages and mortgage-related securities, including Fannie Mae mortgage-backed securities (“MBS”), from primary market institutions, such as commercial banks, savings and loan associations, mortgage companies, securities dealers, and other investors. We provide additional liquidity in the secondary market by issuing and guaranteeing mortgage-related securities. We generate revenue from these activities through our two primary lines of business: Portfolio Investment business and Credit Guaranty business.

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

RESULTS OF OPERATIONS

Overview

We reported a substantial increase in our net income for the third quarter and first nine months of 2003, due in part to the mark-to-market adjustments of our option-based derivatives under Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”). Reported net income for the third quarter of 2003 increased 168 percent to $2.666 billion from $994 million in the third quarter of 2002, and diluted earnings per share (“diluted EPS”) increased 177 percent to $2.69 from $.97. Reported net income for the first nine months of 2003 increased 56 percent to $5.708 billion from $3.667 billion for the first nine months of 2002, and diluted earnings per share increased 59 percent to $5.70 from $3.58. Our reported results, which are based on generally accepted accounting principles (“GAAP”), may fluctuate significantly from period to period because of the accounting for purchased options under FAS 133. FAS 133 requires that we record changes in the time value of purchased options that we use to manage interest rate risk in our income, but it does not allow us to record in earnings changes in the intrinsic value of some of those options or similar changes in the fair value of options in all of our callable debt or mortgage assets. We expect the mark-to-market adjustment on purchased options to create temporary unrealized gains and losses that will often vary substantially from period to period with changes in interest rates, expected interest rate volatility, and derivative activity. This variability generates significant volatility in our reported net income.

During the third quarter of 2003, we saw historic levels of interest rate volatility in the fixed income markets. The generally higher interest rate environment during the quarter resulted in our recording $473 million in unrealized gains from changes in the time value of purchased options. In comparison, we recorded $1.378 billion in unrealized losses on purchased options during the third quarter of 2002. Purchased options expense totaled $2.035 billion and $2.664 billion for the first nine months of 2003 and 2002, respectively.

Excluding the effect of purchased options expense, we experienced strong revenue growth over the prior year that was partially offset by increased losses on the repurchase of debt as we took advantage of market opportunities to repurchase significant amounts of higher cost debt. Reported net interest income of $3.489 billion for the third quarter of 2003 and $10.358 billion for the first nine months of 2003 was up 35 percent and 37 percent, respectively, over the same prior year periods. Increases in net interest income were driven primarily by the combined growth in our reported net interest yield and expansion of our mortgage portfolio. Guaranty fee income was up 32 percent over third quarter 2002 and 39 percent over the first nine months of 2002, due primarily to growth in outstanding MBS held by other investors and our average effective guaranty fee rate. We use the term “MBS” (mortgage-backed securities) to refer to mortgage-related securities we issue or on which Fannie Mae guarantees timely payment of scheduled principal and interest.

Despite slower growth in the book of business during the third quarter of 2003 to more normalized levels, growth in the book of business increased in the first nine months of 2003 versus the prior year period due to the decline in interest rates and resulting increase in refinancings. In addition, we continued to benefit from the temporary elevation of our net interest yield during the first nine months of 2003 and the third quarter of 2003 due to the steep yield curve and low short-term interest rates that have persisted since the end of 2000 and given us the opportunity to temporarily reduce our borrowing costs. Our portfolio purchases reached record levels during the third quarter of 2003 due to the settlement of our pipeline of outstanding purchase commitments at June 30, 2003 and new purchase commitments during the quarter, which more than offset portfolio liquidations and a decline in outstanding MBS. Outstanding MBS decreased in the third quarter from the end of the second quarter due to a reduction in MBS issuances acquired by other investors and increased liquidations. MBS issuances to other investors fell during the quarter as we purchased more of our MBS issuances for Fannie Mae’s portfolio, and liquidations were at higher levels because of refinancing payoffs triggered by lower interest rates earlier in the year.

Our third quarter 2003 results also include an after-tax gain of $185 million related to the cumulative effect of adopting Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“FAS 149”). FAS 149 amends and clarifies certain aspects of FAS 133 and applies to mortgage loan purchase commitments entered into or modified after June 30, 2003, and purchase and sale commitments for when-issued mortgage securities outstanding at June 30, 2003 and entered into after that date.

Management also tracks and analyzes Fannie Mae’s financial results based on a supplemental non-GAAP measure called “core business earnings.” While core business earnings is not a substitute for GAAP net income, we rely on core business earnings in operating our business because we believe core business earnings provides our management and investors with a better measure of our financial results and better reflects our risk management strategies than our GAAP net income. We developed core business earnings in conjunction with our January 1, 2001 adoption of FAS 133 to adjust for accounting differences between alternative transactions we use to hedge interest rate risk that produce similar economic results but require different accounting treatment under FAS 133. For example, our core business earnings measure allows management and investors to evaluate the quality of earnings from Fannie Mae’s principal business activities in a way that accounts for comparable hedging transactions in a similar manner. We discuss our core business earnings results in “MD&A— Core Business Earnings and Business Segment Results.”

Net Interest Income

Table 1 presents Fannie Mae’s net interest yield based on reported net interest income calculated on a taxable-equivalent basis. Our net interest yield calculation subsequent to the adoption of FAS 133 does not fully reflect the cost of our purchased options (see “MD&A— Core Business Earnings and Business Segment Results— Core Net Interest Income” for a discussion of our supplemental non-GAAP measures, core net interest income and net interest margin).

Table 1: Net Interest Yield

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Dollars in millions)
Interest income:
Mortgage portfolio	$12,271	$12,383	$37,117	$36,880
Liquid investments	287	382	929	1,208

Total interest income	12,558	12,765	38,046	38,088

Interest expense:(1)
Short-term debt	728	536	2,175	1,966
Long-term debt	8,341	9,638	25,513	28,568

Total interest expense	9,069	10,174	27,688	30,534

Net interest income	3,489	2,591	10,358	7,554
Taxable-equivalent adjustment on tax-exempt investments (2)	119	129	361	378

Taxable-equivalent net interest income	$3,608	$2,720	$10,719	$7,932

Average balances:(3)
Interest-earning assets:(4)
Mortgage portfolio, net	$840,851	$738,812	$817,956	$729,071
Liquid investments	85,504	64,584	78,202	66,312

Total interest-earning assets	926,355	803,396	896,158	795,383
Interest-free funds(5)	(27,204)	(22,392)	(29,356)	(23,520)

Total interest-earning assets funded by debt	899,151	781,004	866,802	771,863

Interest-bearing liabilities:(1)
Short-term debt	269,983	122,056	237,370	127,454
Long-term debt	629,168	658,948	629,432	644,409

Total interest-bearing liabilities	$899,151	$781,004	$866,802	$771,863

Average interest rates:(2, 3)
Interest-earning assets:
Mortgage portfolio, net	5.80%	6.72%	6.04%	6.78%
Liquid investments	1.43	2.40	1.63	2.46

Total interest-earning assets	5.40	6.37	5.66	6.42
Interest-free return(5)	.19	.17	.18	.18

Total interest-earning assets and interest-free return	5.59	6.54	5.84	6.60

Interest-bearing liabilities:(1)
Short-term debt	1.06	1.74	1.20	2.04
Long-term debt	5.30	5.83	5.41	5.90

Total interest-bearing liabilities	4.03	5.19	4.25	5.27

Net interest yield	1.56%	1.35%	1.59%	1.33%

(1)	Classification of interest expense and interest-bearing liabilities as short-term or long-term is based on effective maturity or repricing date, taking into consideration the effect of derivative financial instruments. In the first quarter of 2003, we revised our method of classifying interest expense between short-term and long-term on certain derivative instruments. This reclassification does not affect Fannie Mae’s total interest expense. We reclassified $88 million and $119 million between short-term and long-term interest expense for the three months and nine months ended September 30, 2002 to conform to our current year presentation.

(2)	Reflects non-GAAP adjustments to permit comparison of yields on tax-exempt and taxable assets based on a 35 percent marginal tax rate.

(3)	Averages have been calculated on a monthly basis based on amortized cost.

(4)	Includes average balance of nonaccrual loans of $6.0 billion and $4.5 billion for the three months ended September 30, 2003 and 2002, respectively, and $5.9 billion and $4.4 billion for the nine months ended September 30, 2003 and 2002, respectively.

(5)	Interest-free funds represent the portion of our investment portfolio funded by equity and non-interest bearing liabilities.

Reported net interest income for the third quarter of 2003 increased 35 percent over third quarter 2002 to $3.489 billion, driven by a 15 percent increase in our average net investment balance and a 21 basis point expansion in our reported net interest yield to 1.56 percent. Our average net investment balance (also referred to as total interest-earning assets) consists of our mortgage portfolio (net of unrealized gains and losses on available-for-sale securities and deferred balances) and liquid investments. Reported net interest income for the first nine months of 2003 increased 37 percent over the first nine months of 2002 to $10.358 billion, driven by a 13 percent increase in our average net investment balance and a 26 basis point expansion in our reported net interest yield to 1.59 percent. Our increased use of purchased options had a favorable effect on our net interest yield during the third quarter and first nine months of 2003 because of the difference in accounting for the expense related to these funding alternatives under FAS 133. When we use purchased options as a substitute for callable debt, we do not amortize the up-front premium paid over the expected life of the option in our reported net interest income or net interest yield. However, we include interest expense on callable debt in our reported net interest income.

Following is a rate/volume analysis of the changes in our reported net interest income between the third quarters of 2003 and 2002 and the first nine months of 2003 and 2002.

Table 2: Rate/ Volume Analysis of Reported Net Interest Income

		Attributable to
		Changes in(1)
	Increase
	(Decrease)	Volume	Rate

	(Dollars in millions)
Third Quarter 2003 vs. Third Quarter 2002
Interest income:
Mortgage portfolio	$(112)	$1,596	$(1,708)
Liquid investments	(95)	101	(196)

Total interest income	(207)	1,697	(1,904)

Interest expense:(2)
Short-term debt	192	459	(267)
Long-term debt	(1,297)	(422)	(875)

Total interest expense	(1,105)	37	(1,142)

Change in net interest income	$898	$1,660	$(762)

Change in taxable-equivalent adjustment on tax-exempt investments(3)	(10)

Change in taxable-equivalent net interest income	$888

First Nine Months 2003 vs. First Nine Months 2002
Interest income:
Mortgage portfolio	$237	$4,245	$(4,008)
Liquid investments	(279)	191	(470)

Total interest income	(42)	4,436	(4,478)

Interest expense:(2)
Short-term debt	209	1,228	(1,019)
Long-term debt	(3,055)	(652)	(2,403)

Total interest expense	(2,846)	576	(3,422)

Change in net interest income	$2,804	$3,860	$(1,056)

Change in taxable-equivalent adjustment on tax-exempt investments(3)	(17)

Change in taxable-equivalent net interest income	$2,787

(1)	Combined rate/ volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative size.

(2)	Classification of interest expense and interest-bearing liabilities as short-term or long-term is based on effective maturity or repricing date, taking into consideration the effect of derivative financial instruments.

(3)	Reflects non-GAAP adjustments to permit comparison of yields on tax-exempt and taxable assets based on a 35 percent marginal tax rate.

Guaranty Fee Income

Guaranty fee income for the third quarter of 2003 grew 32 percent over the third quarter of 2002 to $613 million, driven by 26 percent growth in average outstanding MBS and a 5 percent increase in the average effective guaranty fee rate on outstanding MBS to 20.0 basis points from 19.0 basis points. Average outstanding MBS totaled $1,229 billion in the third quarter of 2003 versus $975 billion in the third quarter of 2002. MBS issues acquired by other investors were $174 billion and $113 billion during the third quarter of 2003 and 2002, respectively.

Guaranty fee income for the first nine months of 2003 grew 39 percent over the first nine months of 2002 to $1.792 billion, driven by 26 percent growth in average outstanding MBS and a 10 percent increase in the average effective guaranty fee rate on outstanding MBS to 20.5 basis points from 18.6 basis points. Average outstanding MBS totaled $1,166 billion for the first nine months of 2003 versus $926 billion for the same prior year period. MBS issues acquired by other investors were $660 billion during the first nine months of 2003, more than double MBS issues of $322 billion during the first nine months of 2002.

We expanded our issuances of MBS during 2003 in response to increased volume from lenders fueled by the substantial level of refinance activity. The increase in our average effective guaranty fee rate during 2003 is primarily due to faster recognition of deferred fee income due to accelerated prepayments from the unprecedented level of refinancings together with increased risk-based pricing fees on new business.

Fee and Other Income, Net

Fee and other income increased to $104 million in the third quarter of 2003 from $91 million in the third quarter of 2002. Fee and other income for the first nine months of 2003 totaled $449 million, up from $137 million for the same prior year period. Fee and other income includes transaction fees, technology fees, multifamily fees and other miscellaneous items and is net of credit enhancement expense and operating losses from tax-advantaged investments in affordable housing projects. We also include gains and losses on the sale of securities and any other-than-temporary impairment charges in fee and other income.

We experienced a significant increase in transaction, technology, and multifamily fees in 2003 due to a surge in business volumes associated with the robust refinancing market. During the third quarter and first nine months of 2003, our business volume, which includes portfolio purchases and MBS issues acquired by other investors, more than doubled from the prior year. Transaction, technology, and multifamily fees totaled $238 million in the third quarter of 2003, an increase of $114 million over third quarter 2002, as our business volume rose to a record $428 billion for the quarter from $187 billion in the same prior year quarter. Transaction, technology and multifamily fees for the first nine months of 2003 increased $455 million over the prior year period to $762 million as our business volume swelled to $1,174 billion from $544 billion.

We recorded $34 million and $33 million of gains from the sale of mortgage-related securities classified as available-for-sale during the three months ended September 30, 2003 and 2002. We recorded $144 million and $54 million of gains from the sale of mortgage-related securities classified as available-for-sale during the nine months ended September 30, 2003 and 2002.

We recognized impairment totaling $41 million and $24 million in the third quarters of 2003 and 2002, respectively, and $237 million and $47 million for the first nine months of 2003 and 2002, respectively. The increase in impairment amounts recorded during 2003 was primarily related to securities or investments that were downgraded during the year and suffered significant declines in fair value, and for which we concluded that it was uncertain whether we would recover all principal and interest due to us. We regularly monitor all of Fannie Mae’s investments for changes in fair value and record impairment when we judge a decline in fair value to be other-than-temporary. As a primary impairment indicator, we consider the duration and extent to which the fair value is less than our book value coupled with our intent and ability to hold the investment for a period of time sufficient to allow us to recover our cost. Our assessment of other-than-temporary impairment focuses primarily on issuer or collateral specific factors, such as operational and financing cash flows, rating agency actions, and business and financial outlook. We incorporate the impact of any credit enhancements in our assessment. We also evaluate broader industry and sector performance indicators. We determine other-than-temporary impairment based on information available as of each balance sheet date. New information or economic developments in the future could lead to additional impairment.

Credit-Related Expenses

Credit-related expenses, which include the provision for losses and foreclosed property income, totaled $29 million in the third quarter of 2003, up from $13 million in the third quarter 2002. Credit-related expenses for the first nine months of 2003 totaled $72 million, up from $59 million for the first nine months of 2002. The increase in credit-related expenses was due primarily to a decline in foreclosed property income resulting from the combined effect of an increase in foreclosed properties and an overall gradual moderation in the above average home price appreciation rates of the past few years closer to more normal trend levels. The strong housing market combined with our aggressive management of problem loans and protection through credit enhancement have mitigated the impact of recent increases in foreclosure activity due to general economic weakness. We recorded foreclosed property expense of $1 million in the third quarter of 2003, versus foreclosed property income of $12 million in the third quarter of 2002. Foreclosed property income decreased by $23 million from the prior year to $5 million for the first nine months of 2003. Our provision for losses totaled $28 million and $77 million for the third quarter and first nine months of 2003, compared with $25 million and $87 million for the same prior year periods.

Credit-related losses, which include charge-offs plus foreclosed property income, have remained at historically low levels during 2003. Credit-related losses totaled $37 million in the third quarter of 2003, up from $14 million in the third quarter of 2002. Credit-related losses for the first nine months of 2003 increased $28 million over the same prior year period to $80 million.

Administrative Expenses

Administrative expenses totaled $347 million and $1.045 billion in the third quarter and first nine months of 2003, respectively, up 10 percent and 15 percent over the third quarter and first nine months of 2002. The growth in administrative expenses was due primarily to costs incurred in reengineering Fannie Mae’s core technology infrastructure to enhance our ability to process and manage the risk on mortgage assets and the expensing of new stock-based compensation. On January 1, 2003, we adopted the expense recognition provisions of the fair value method of accounting for stock-based compensation under Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (“FAS 123”) and began expensing all new stock-based compensation.

We evaluate growth in administrative expenses in relation to growth in core taxable-equivalent revenues and our average book of business. Core taxable-equivalent revenues is a supplemental non-GAAP measure discussed further in “MD&A—Core Business Earnings and Business Segment Results.” Despite the growth in administrative expenses, our efficiency ratio—the ratio of administrative expenses to core taxable-equivalent revenues—improved to 9.1 percent and 9.2 percent in the third quarter and first nine months of 2003, respectively, from 10.5 percent and 10.3 percent in the third quarter and first nine months of 2002 because of the significant growth in revenues generated by the expansion of our book of business. The ratio of administrative expenses as a percentage of our average book of business improved to .066 percent and .070 percent in the third quarter and first nine months of 2003, compared with ..073 percent in both the third quarter and first nine months of 2002.

Purchased Options Expense

We recorded an unrealized gain on purchased options of $473 million in the third quarter of 2003, compared with a loss of $1.378 billion in the third quarter of 2002. The unrealized gain recorded during the third quarter of 2003 was primarily due to increases in the fair value of the time value of purchased options resulting from the generally higher interest rate environment. Purchased options expense for the first nine months of 2003 and 2002 totaled $2.035 billion and $2.664 billion, respectively. The fair value changes in the time value of our purchased options will vary from period to period with changes in interest rates, expected interest rate volatility, and derivative activity.

Debt Extinguishments

We recognized $902 million and $2.034 billion in losses on debt extinguishments during the third quarter and first nine months of 2003, respectively, compared with losses of $138 million in the third quarter and $534 million during the first nine months of 2002. The losses resulted from the call and repurchase of $64 billion and $185 billion of debt during the third quarter and first nine months of 2003, respectively, and the call and repurchase of $66 billion and $127 billion of debt during the third quarter and first nine months of 2002, respectively. We regularly call or repurchase debt as part of our interest rate risk management strategy. The year-over-year increase in debt extinguishment activity was driven by attractive opportunities to repurchase relatively high-cost debt, which we believe will lower our debt costs in the future.

Income Taxes

Our effective tax rate on reported income was 28 percent based on a provision for federal income taxes (including the taxes related to the cumulative effect of change in accounting principle) of $1.020 billion in the third quarter of 2003, compared with 24 percent in the prior year quarter based on a tax provision of $307 million. For the first nine months of 2003 and 2002, our effective tax rate on reported income was 26 percent and 24 percent, respectively, based on tax provisions of $1.990 billion and $1.154 billion in each period. The increase in the effective tax rate on reported income in 2003 is primarily due the significant increase in our reported income. As our earnings increase, the relative tax benefit we receive from tax-exempt income and tax credits diminishes. Our effective tax rate based on core business earnings, which is a non-GAAP measure that adjusts for the effect of FAS 133 on our purchased options, was 24 percent in the third quarter of 2003, compared with 28 percent in the third quarter of 2002 and 26 percent for the first nine months of 2003, compared with 27 percent in the same year-ago period. The third quarter 2003 decrease in the effective tax rate on core business earnings was primarily due to an increase in tax credits on affordable housing investments recognized during the quarter.

Cumulative Effect of Change in Accounting Principle

Effective July 1, 2003, we adopted FAS 149, which amends and clarifies certain aspects of FAS 133, including the accounting for commitments to purchase loans and commitments to purchase and sell when-issued securities. FAS 149 applies to Fannie Mae’s mortgage loan purchase commitments entered into or modified after June 30, 2003, and purchase and sale commitments for when-issued mortgage securities entered into after and outstanding at June 30, 2003. As a result of the adoption of FAS 149, we are required to account for the majority of our commitments to purchase whole loans and to purchase or sell mortgage-related securities as derivatives and record these commitments on our balance sheet at fair value. We recorded a cumulative after-tax transition gain of $185 million ($285 million pre-tax) from the adoption of FAS 149. The transition gain primarily relates to recording the fair value of open portfolio purchase commitments for when-issued securities totaling $113 billion at June 30, 2003. The offset to the transition gain related to these commitments resulted in recording a fair value purchase price adjustment on our balance sheet that will amortize into future earnings as a reduction of interest income over the estimated life of the underlying mortgage securities retained in our portfolio.

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

Management also relies on several other non-GAAP performance measures related to core business earnings to evaluate Fannie Mae’s performance. These key performance measures include core taxable-

equivalent revenues, core net interest income, and net interest margin. We discuss these measures further in this section and provide a discussion of our business segments, which we also evaluate based on core business earnings. Our core business earnings measures are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies.

Although we rely on core business earnings to measure and evaluate Fannie Mae’s period-to-period results of operations, we do not use core business earnings in calculating our regulatory core capital and total capital measures. We calculate these measures based on stockholders’ equity reported in our financial statements, which includes retained earnings based on our reported GAAP net income. We consider our core capital and total capital levels in establishing our dividend policies because they are critical in determining the amount of capital available for distribution to shareholders.

Core Business Earnings

Core business earnings for the third quarter of 2003 grew 12 percent over the third quarter of 2002 to $1.826 billion. Core business earnings per diluted common share increased 14 percent to $1.83. Core business earnings for the first nine months of 2003 increased 17 percent over the same year-ago period to $5.535 billion, and core business earnings per diluted common share increased 19 percent to $5.52. Strong growth in core net interest income, guaranty fee income, and fee and other income drove the growth in our core business earnings. Highlights of our performance for the third quarter and first nine months of 2003 compared with the same prior year periods include:

Third Quarter 2003 versus Third Quarter 2002

•	27 percent increase in core taxable-equivalent revenues to $3.803 billion

•	22 percent increase in core net interest income to $2.669 billion

•	4 basis point increase in the net interest margin to 1.20 percent

•	32 percent increase in guaranty fee income

•	$13 million increase in fee and other income to $104 million

•	$764 million increase in losses from the call and repurchase of debt to $902 million

•	16 percent annualized growth in our combined book of business (gross mortgage portfolio and outstanding MBS) during the third quarter of 2003, compared with 14 percent annualized growth in the third quarter of 2002

•	$185 million after-tax gain from the adoption of FAS 149

First Nine Months of 2003 versus First Nine Months of 2002

•	29 percent increase in core taxable-equivalent revenues to $11.386 billion

•	24 percent increase in core net interest income to $8.057 billion

•	9 basis point increase in the net interest margin to 1.25 percent

•	39 percent increase in guaranty fee income

•	$312 million increase in fee and other income to $449 million

•	$1.500 billion increase in losses from the call and repurchase of debt to $2.034 billion

•	23 percent annualized growth in our combined book of business (gross mortgage portfolio and outstanding MBS) for the first nine months of 2003, up from 15 percent annualized growth for the first nine months of 2002

•	$185 million after-tax gain from the adoption of FAS 149

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

Table 3 shows our line of business and consolidated core business earnings results for the third quarter and first nine months of 2003 and 2002. The only difference between core business earnings and reported net income relates to the FAS 133 accounting treatment for purchased options, which affects our Portfolio Investment business. Core business earnings does not exclude any other accounting effects related to the application of FAS 133. The FAS 133 related reconciling items between our core business earnings and reported results have no effect on our Credit Guaranty business.

Table 3: Reconciliation of Core Business Earnings to Reported Results

	Three Months Ended September 30, 2003

			Total Core	Reconciling Items
	Portfolio	Credit	Business	Related to		Reported
	Investment	Guaranty	Earnings	Purchased Options		Results

	(Dollars in millions)
Net interest income	$3,271	$218	$3,489	$—		$3,489
Purchased options amortization expense	(820)	—	(820)	820	(2)	—

Core net interest income	2,451	218	2,669	820		3,489
Guaranty fee income (expense)	(414)	1,027	613	—		613
Fee and other income, net	119	(15)	104	—		104
Credit-related expenses(1)	—	(29)	(29)	—		(29)
Administrative expenses	(99)	(248)	(347)	—		(347)
Purchased options income under FAS 133	—	—	—	473	(3)	473
Debt extinguishments	(902)	—	(902)	—		(902)

Income before federal income taxes and cumulative effect of change in accounting principle	1,155	953	2,108	1,293		3,401
Provision for federal income taxes	(299)	(168)	(467)	(453	)(4)	(920)
Cumulative effect of change in accounting principle, net of tax	185	—	185	—		185

Net income	$1,041	$785	$1,826	$840		$2,666

	Three Months Ended September 30, 2002

			Total Core	Reconciling Items
	Portfolio	Credit	Business	Related to		Reported
	Investment	Guaranty	Earnings	Purchased Options		Results

Net interest income	$2,409	$182	$2,591	$—		$2,591
Purchased options amortization expense	(399)	—	(399)	399	(2)	—

Core net interest income	2,010	182	2,192	399		2,591
Guaranty fee income (expense)	(342)	805	463	—		463
Fee and other income, net	111	(20)	91	—		91
Credit-related expenses(1)	—	(13)	(13)	—		(13)
Administrative expenses	(93)	(222)	(315)	—		(315)
Purchased options expense under FAS 133	—	—	—	(1,378	)(3)	(1,378)
Debt extinguishments	(138)	—	(138)	—		(138)

Income before federal income taxes	1,548	732	2,280	(979)		1,301
Provision for federal income taxes	(455)	(194)	(649)	342	(4)	(307)

Net income	$1,093	$538	$1,631	$(637)		$994

	Nine Months Ended September 30, 2003

			Total Core	Reconciling Items
	Portfolio	Credit	Business	Related to		Reported
	Investment	Guaranty	Earnings	Purchased Options		Results

	(Dollars in millions)
Net interest income	$9,736	$622	$10,358	$—		$10,358
Purchased options amortization expense	(2,301)	—	(2,301)	2,301	(2)	—

Core net interest income	7,435	622	8,057	2,301		10,358
Guaranty fee income (expense)	(1,221)	3,013	1,792	—		1,792
Fee and other income, net	472	(23)	449	—		449
Credit-related expenses(1)	—	(72)	(72)	—		(72)
Administrative expenses	(303)	(742)	(1,045)	—		(1,045)
Purchased options expense under FAS 133	—	—	—	(2,035	)(3)	(2,035)
Debt extinguishments	(2,034)	—	(2,034)	—		(2,034)

Income before federal income taxes and cumulative effect of change in accounting principle	4,349	2,798	7,147	266		7,413
Provision for federal income taxes	(1,237)	(560)	(1,797)	(93	)(4)	(1,890)
Cumulative effect of change in accounting principle, net of tax	185	—	185	—		185

Net income	$3,297	$2,238	$5,535	$173		$5,708

	Nine Months Ended September 30, 2002

			Total Core	Reconciling Items
	Portfolio	Credit	Business	Related to		Reported
	Investment	Guaranty	Earnings	Purchased Options		Results

Net interest income	$7,056	$498	$7,554	$—		$7,554
Purchased options amortization expense	(1,040)	—	(1,040)	1,040	(2)	—

Core net interest income	6,016	498	6,514	1,040		7,554
Guaranty fee income (expense)	(997)	2,290	1,293	—		1,293
Fee and other income, net	254	(117)	137	—		137
Credit-related expenses(1)	—	(59)	(59)	—		(59)
Administrative expenses	(269)	(637)	(906)	—		(906)
Purchased options expense under FAS 133	—	—	—	(2,664	)(3)	(2,664)
Debt extinguishments	(534)	—	(534)	—		(534)

Income before federal income taxes	4,470	1,975	6,445	(1,624)		4,821
Provision for federal income taxes	(1,313)	(410)	(1,723)	569	(4)	(1,154)

Net income	$3,157	$1,565	$4,722	$(1,055)		$3,667

(1)	Credit-related expenses include the income statement line items “Provision for losses” and “Foreclosed property expense (income).”

(2)	Represents the straight-line amortization of purchased options premiums that we allocate to interest expense over the original expected life of the options. We include this amount in core business earnings instead of recording changes in the time value of purchased options because this treatment is more consistent with the accounting for the embedded options in our callable debt and the vast majority of our mortgages.

(3)	Represents changes in the fair value of the time value of purchased options recorded in accordance with FAS 133. We exclude this amount from our core business earnings measure because the period-to-period fluctuations in the time value portion of our options do not reflect the economics of our current risk management strategy, which generally is to hold our purchased options to maturity or exercise date. Consequently, we do not expect to realize the period-to-period fluctuations in time value. In addition, the accounting for purchased options under FAS 133 is inconsistent with the accounting for embedded options in our callable debt and mortgages.

(4)	Represents the net federal income tax effect of core business earnings adjustments based on the applicable federal income tax rate of 35 percent.

The guaranty fee income that we allocate to the Credit Guaranty business for managing the credit risk on most mortgage-related assets held by the Portfolio Investment business is offset by a corresponding guaranty fee expense allocation to the Portfolio Investment business in our line of business results. Thus, there is no inter-segment elimination adjustment between our total line of business guaranty fee income and our reported guaranty fee income. For line of business reporting purposes, we allocate transaction fees that we earn for structuring and facilitating securities transactions primarily to our Portfolio Investment business. We allocate technology-related fees that we earn from providing Desktop Underwriter and other technology services to our customers and fees we earn for providing credit enhancement alternatives to our customers to our Credit Guaranty business.

Core Taxable-Equivalent Revenues

Core taxable-equivalent revenues for the third quarter and first nine months of 2003 increased 27 percent and 29 percent, respectively, over the third quarter and first nine months of 2002 to $3.803 billion and $11.386 billion, primarily due to strong growth in core net interest income, guaranty fee income, and fee and other income. Table 4 reconciles core taxable-equivalent revenues to taxable-equivalent revenues and provides a comparison between the third quarter and first nine months of 2003 and 2002.

Table 4: Core Taxable-Equivalent Revenues

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Dollars in millions)
Net interest income	$3,489	$2,591	$10,358	$7,554
Guaranty fees	613	463	1,792	1,293
Fee and other income, net(1)	104	91	449	137

Total revenues	4,206	3,145	12,599	8,984
Taxable-equivalent adjustments:
Investment tax credits(2)	298	112	727	476
Tax-exempt investments(3)	119	129	361	378

Taxable-equivalent revenues	4,623	3,386	13,687	9,838
Purchased options amortization expense(4)	(820)	(399)	(2,301)	(1,040)

Core taxable-equivalent revenues	$3,803	$2,987	$11,386	$8,798

(1)	Includes net losses on certain tax-advantaged investments totaling $80 million and $57 million for the three months ended September 30, 2003 and 2002, respectively, and $204 million and $197 million for the nine months ended September 30, 2003 and 2002, respectively.

(2)	Represents non-GAAP taxable-equivalent adjustments for tax credits related to losses on certain affordable housing tax-advantaged equity investments and other investment tax credits using the applicable federal income tax rate of 35 percent.

(3)	Represents non-GAAP adjustments to permit comparisons of yields on tax-exempt and taxable assets based on a 35 percent marginal tax rate.

(4)	Represents non-GAAP adjustment for straight-line amortization of purchased options premiums that would have been recorded prior to the adoption of FAS 133 in 2001.

Core Net Interest Income

Table 5 reconciles taxable-equivalent core net interest income to our reported net interest income and presents an analysis of our net interest margin. Our taxable-equivalent core net interest income and net interest margin are significantly different than our reported taxable-equivalent net interest income and net interest yield because our core measures include the amortization of our purchased options premiums on a straight-line basis over the original estimated life of the option, which is not in accordance with GAAP.

Table 5: Net Interest Margin

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Dollars in millions)
Net interest income	$3,489	$2,591	$10,358	$7,554
Purchased options amortization expense(1)	(820)	(399)	(2,301)	(1,040)

Core net interest income	2,669	2,192	8,057	6,514
Taxable-equivalent adjustment on tax-exempt investments (2)	119	129	361	378

Taxable-equivalent core net interest income	$2,788	$2,321	$8,418	$6,892

Average balances(3):
Interest-earning assets(4):
Mortgage portfolio, net	$840,851	$738,812	$817,956	$729,071
Liquid investments	85,504	64,584	78,202	66,312

Total interest-earning assets	926,355	803,396	896,158	795,383
Interest-free funds(5)	(27,204)	(22,392)	(29,356)	(23,520)

Total interest-earning assets funded by debt	899,151	781,004	866,802	771,863

Interest-bearing liabilities(6):
Short-term debt	269,983	122,056	237,370	127,454
Long-term debt	629,168	658,948	629,432	644,409

Total interest-bearing liabilities	$899,151	$781,004	$866,802	$771,863

Average interest rates(2, 3):
Interest-earning assets:
Mortgage portfolio, net	5.80%	6.72%	6.04%	6.78%
Liquid investments	1.43	2.40	1.63	2.46

Total interest-earning assets	5.40	6.37	5.66	6.42
Interest-free return(5)	.18	.19	.19	.19

Total interest-earning assets and interest-free return	5.58	6.56	5.85	6.61

Interest-bearing liabilities(6):
Short-term debt	1.29	2.03	1.44	2.27
Long-term debt	5.71	6.02	5.79	6.07

Total interest-bearing liabilities	4.38	5.40	4.60	5.45

Net interest margin	1.20%	1.16%	1.25%	1.16%

(1)	Reflects non-GAAP adjustment for straight-line amortization of purchased options premiums.

(2)	Reflects non-GAAP adjustments to permit comparison of yields on tax-exempt and taxable assets based on a 35 percent marginal tax rate.

(3)	Averages have been calculated on a monthly basis based on amortized cost.

(4)	Includes average balance of nonaccrual loans of $6.0 billion and $4.5 billion for the three months ended September 30, 2003 and 2002, respectively, and $5.9 billion and $4.4 billion for the nine months ended September 30, 2003 and 2002, respectively.

(5)	Interest-free funds represent the portion of our investment portfolio funded by equity and non-interest bearing liabilities.

(6)	Classification of interest expense and interest-bearing liabilities as short-term or long-term is based on effective maturity or repricing date, taking into consideration the effect of derivative financial instruments. The cost of debt includes expense for the amortization of purchased options.

Core net interest income for the third quarter of 2003 increased 22 percent over third quarter 2002 to $2.669 billion, due primarily to a 15 percent increase in our average net investment balance and a 4 basis point expansion in our net interest margin to 1.20 percent. Core net interest income for the first nine months of 2003 increased 24 percent over the same year-ago period to $8.057 billion, driven by 13 percent growth in our average net investment balance and a 9 basis point increase in our net interest margin to 1.25 percent. Table 6 shows changes in core net interest income between the third quarter and first nine months of 2003 and same year-ago periods.

Table 6: Rate/Volume Analysis of Changes in Core Net Interest Income

		Attributable to
		Changes in(1)
	Increase
	(Decrease)	Volume	Rate

	(Dollars in millions)
Third Quarter 2003 vs. Third Quarter 2002
Interest income:
Mortgage portfolio	$(112)	$1,596	$(1,708)
Liquid investments	(95)	101	(196)

Total interest income	(207)	1,697	(1,904)

Interest expense:(2)
Short-term debt	192	459	(267)
Long-term debt	(1,297)	(422)	(875)

Total interest expense	(1,105)	37	(1,142)

Change in net interest income	$898	$1,660	$(762)

Change in purchased options amortization expense(3)	(421)

Change in core net interest income	477
Change in taxable-equivalent adjustment on tax-exempt investments(4)	(10)

Change in taxable-equivalent core net interest income	$467

First Nine Months 2003 vs. First Nine Months 2002
Interest income:
Mortgage portfolio	$237	$4,245	$(4,008)
Liquid investments	(279)	191	(470)

Total interest income	(42)	4,436	(4,478)

Interest expense:(2)
Short-term debt	209	1,228	(1,019)
Long-term debt	(3,055)	(652)	(2,403)

Total interest expense	(2,846)	576	(3,422)

Change in net interest income	$2,804	$3,860	$(1,056)

Change in purchased options amortization expense(3)	(1,261)

Change in core net interest income	1,543
Change in taxable-equivalent adjustment on tax-exempt investments(4)	(17)

Change in taxable-equivalent core net interest income	$1,526

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative size.

(2)	Classification of interest expense and interest-bearing liabilities as short-term or long-term is based on effective maturity or repricing date, taking into consideration the effect of derivative financial instruments.

(3)	Reflects non-GAAP adjustment for straight-line amortization of purchased options premiums that we would have recorded under GAAP prior to adopting FAS 133.

(4)	Reflects non-GAAP adjustments to permit comparison of yields on tax-exempt and taxable assets based on a 35 percent marginal tax rate.

Business Segment Results

Portfolio Investment Business

Fannie Mae’s Portfolio Investment business manages the interest rate risk of our mortgage portfolio and nonmortgage investments. Revenue generated by our Portfolio Investment business is primarily reflected in core net interest income. Our Portfolio Investment business generated core business earnings of $1.041 billion and $3.297 billion for the third quarter and first nine months of 2003, respectively, a decrease of 5 percent and an increase of 4 percent over the corresponding prior year periods. This growth was driven primarily by strong growth in core net interest income in both periods, partially offset by a significant increase in losses from debt extinguishments.

The increase in core net interest income for our Portfolio Investment business was driven by growth in our average investment balance and net interest margin. Our average investment balance for the third quarter of 2003 increased 15 percent over third quarter 2002, while our net interest margin rose 4 basis points to 1.20 percent. Our average investment balance for the first nine months of 2003 grew 13 percent, while our net interest margin expanded 9 basis points to 1.25 percent. Although liquidations reached an all-time high during the third quarter of 2003, we were able to grow our mortgage portfolio because of record portfolio purchases of $254 billion during the quarter. The high level of purchases reflect the positive impact of the settlement of most of the outstanding commitments totaling $135 billion at June 30, 2003 and new commitments during the quarter as we took advantage of attractive mortgage-to-debt spreads at different points during the quarter.

Our net interest margin for the third quarter and first nine months of 2003 benefited significantly from continued low interest rates and the steep yield curve and high levels of anticipated refinancing. We had expected our net interest margin to begin to decline in early 2003 as interest rates leveled off or moved higher. However, interest rates dropped further during the second quarter of 2003, resulting in an increase in projected mortgage liquidations. As a result, we maintained an unusually high percentage of short-term financing at a lower cost for longer than we had anticipated, which reduced our interest expense and caused a further temporary increase in our net interest margin. During the third quarter of 2003, our net interest margin began to decline as the record low mortgage interest rates during the earlier part of the year drove heavy liquidations of older, higher coupon mortgages, which have been replaced with new mortgages at lower coupon rates.

Mortgage Portfolio

Table 7 summarizes mortgage portfolio activity and average yields for the third quarter and first nine months of 2003 and 2002. Table 8 shows the distribution of Fannie Mae’s mortgage portfolio by product type at September 30, 2003 and December 31, 2002.

Table 7: Mortgage Portfolio Activity(1)

	Purchases		Sales		Repayments(2)

	Three Months		Three Months		Three Months
	Ended		Ended		Ended
	September 30,		September 30,		September 30,

	2003	2002	2003	2002	2003	2002

	(Dollars in millions)
Single-family:
Government insured or guaranteed	$1,852	$1,120	$—	$44	$4,588	$3,263

Conventional:
Long-term, fixed-rate	195,835	59,013	1,183	1,392	113,656	49,339
Intermediate-term, fixed-rate	40,439	10,336	—	—	24,896	7,141
Adjustable-rate	11,069	2,466	294	—	3,476	2,011

Total conventional single-family	247,343	71,815	1,477	1,392	142,028	58,491

Total single-family	249,195	72,935	1,477	1,436	146,616	61,754
Multifamily	4,713	1,292	—	—	1,159	394

Total	$253,908	$74,227	$1,477	$1,436	$147,775	$62,148

Average net yield	4.85%	5.94%			6.20%	6.82%
Annualized repayments as a percentage of average mortgage portfolio					69.0%	33.4%

	Purchases		Sales		Repayments(2)

	Nine Months		Nine Months		Nine Months
	Ended		Ended		Ended
	September 30,		September 30,		September 30,

	2003	2002	2003	2002	2003	2002

Single-family:
Government insured or guaranteed	$4,273	$8,254	$58	$117	$13,406	$8,812

Conventional:
Long-term, fixed-rate	403,823	168,987	7,258	7,512	310,573	134,888
Intermediate-term, fixed-rate	77,913	33,871	307	74	44,436	18,160
Adjustable-rate	18,520	5,908	550	114	8,707	6,431

Total conventional single-family	500,256	208,766	8,115	7,700	363,716	159,479

Total single-family	504,529	217,020	8,173	7,817	377,122	168,291
Multifamily	9,344	5,070	—	379	2,207	1,304

Total	$513,873	$222,090	$8,173	$8,196	$379,329	$169,595

Average net yield	5.03%	6.21%			6.40%	6.91%
Annualized repayments as a percentage of average mortgage portfolio					61.0%	30.8%

(1)	Excludes premiums, discounts, and other deferred price adjustments.

(2)	Includes mortgage loan prepayments, scheduled amortization, and foreclosures.

Table 8: Mortgage Portfolio Composition(1)

	September 30,	December 31,
	2003	2002

	(Dollars in millions)
Mortgages

Single-family:
Government insured or guaranteed	$6,504	$5,458

Conventional:
Long-term, fixed-rate	117,809	106,570
Intermediate-term, fixed-rate(2)	73,249	54,503
Adjustable-rate	12,415	9,045

Total conventional single-family	203,473	170,118

Total single-family	209,977	175,576

Multifamily:
Government insured or guaranteed	1,144	1,353
Conventional	16,537	12,218

Total multifamily	17,681	13,571

Total mortgages	$227,658	$189,147

Mortgage-related securities

Single-family:
Government insured or guaranteed	$23,248	$33,293

Conventional:
Long-term, fixed-rate	543,672	510,435
Intermediate-term, fixed-rate(2)	83,228	39,409
Adjustable-rate	25,739	13,946

Total conventional single-family	652,639	563,790

Total single-family	675,887	597,083

Multifamily:
Government insured or guaranteed	9,297	7,370
Conventional	8,979	7,050

Total multifamily	18,276	14,420

Total mortgage-related securities	$694,163	$611,503

Mortgage portfolio, net

Single-family:
Government insured or guaranteed	$29,752	$38,751

Conventional:
Long-term, fixed-rate	661,481	617,005
Intermediate-term, fixed-rate(2)	156,477	93,912
Adjustable-rate	38,154	22,991

Total conventional single-family	856,112	733,908

Total single-family	885,864	772,659

Multifamily:
Government insured or guaranteed	10,441	8,723
Conventional	25,516	19,268

Total multifamily	35,957	27,991

Total mortgage portfolio	921,821	800,650
Unamortized premium, (discount), and deferred price adjustments, net(3)	(563)	472
Allowance for loan losses(4)	(87)	(79)

Mortgage portfolio, net	$921,171	$801,043

Average net yield on mortgage portfolio, net	5.67%	6.45%

(1)	Data reflects unpaid principal balance adjusted to include mark-to-market gains and losses on available-for-sale securities and any impairment. The balance of mortgages at December 31, 2002 includes certain loans intended for securitization and sale that were previously classified as nonmortgage investments.

(2)	Intermediate-term, fixed-rate consists of portfolio loans with contractual maturities at purchase equal to or less than 20 years and MBS and other mortgage-related securities held in portfolio with maturities of 15 years or less at issue date.

(3)	Includes net unamortized discounts of $1,924 million at September 30, 2003 and unamortized premiums of $135 million at December 31, 2002 related to available-for-sale and held-to-maturity mortgage-related securities.

(4)	Guaranty liability for probable losses on loans underlying Fannie Mae guaranteed MBS is included in “Guaranty liability for MBS.”

Our mortgage portfolio includes mortgage-related securities secured by manufactured housing loans that were issued by entities other than Fannie Mae. In addition, to a limited extent, we acquired manufacturing housing securities issued by entities other than Fannie Mae for securitization into REMIC securities issued and guaranteed by Fannie Mae. When we began investing in and guaranteeing manufactured housing securities, we did so with significant credit enhancements on these investments, including bond insurance and subordination.

Due to weakness in the manufactured housing sector and financial difficulties experienced by certain manufactured housing loan servicers, the major ratings agencies downgraded several of these securities in 2002 and 2003. We owned or guaranteed manufactured housing securities with a book value (for securities held in our portfolio) or notional amount (for REMIC securities we have guaranteed) totaling approximately $8.8 billion at September 30, 2003. Approximately 70 percent of these securities are serviced by Green Tree Investments Holding LLC (during 2003, Green Tree Investments Holding LLC succeeded Conseco Finance, Corp. as servicer). Table 9 presents the book values or notional balances of these securities at September 30, 2003 and June 30, 2003 classified by the credit ratings of the underlying securities (or for insured securities, the credit rating of the financial institution providing credit enhancement). Where ratings differ among the major rating agencies, we have used the lowest rating.

Table 9: Credit Ratings of Private Label Mortgage-Related Securities Secured by Manufactured Housing Loans

	September 30, 2003				June 30, 2003

	Book Value or				Book Value or
	Notional Balance(1)				Notional Balance(1)

	Purchased	Guaranteed		% of	Purchased	Guaranteed		% of
Credit ratings:	Securities(2)	Securities(3)	Total	Total	Securities(2)	Securities(3)	Total	Total

	(Dollars in millions)
Investment Grade
AAA/ Aaa	$2,853	$166	$3,019	34.14%	$4,124	$275	$4,399	47.40%
AA+/ Aa1 to AA-/ Aa3	2,497	203	2,700	30.54	1,713	148	1,861	20.05
A+/ A1 to A-/ A3	797	83	880	9.95	743	54	797	8.59
BBB+/ Baa1 to BBB-/ Baa3	2,169	29	2,198	24.86	2,118	29	2,147	23.13

Total investment grade securities	8,316	481	8,797	99.49	8,698	506	9,204	99.17
Non-Investment Grade
BB+/ Ba1 to BB-/ Ba3	3	—	3	.03	19	—	19	.20
B+/ B1 to B-/ B3	22	20	42	.48	38	20	58	.63

Total non-investment grade securities	25	20	45	.51	57	20	77	.83

Total securities	$8,341	$501	$8,842	100.00%	$8,755	$526	$9,281	100.00%

(1)	Book value represents unpaid principal balance adjusted for unamortized premium/discounts and impairment. Changes in book value between periods are due to principal payments, amortization of premiums and discounts, any impairment, and to a limited extent, sales of certain securities.

(2)	Amount reflects book value. Included on-balance sheet in Fannie Mae’s mortgage portfolio.

(3)	Amount reflects notional balance. Included off-balance sheet in outstanding MBS held by other investors. We maintain a guaranty liability for estimated losses on Fannie Mae guaranteed securities and record amounts deemed uncollectible as charge-offs.

In response to the rating downgrades over the past year and general condition of the manufactured housing sector, we assessed the recoverability of scheduled principal and interest amounts on certain of these securities to determine if any were other-than-temporarily impaired. Our assessment was based on modeling the projected cash flows of securities that had a significant decline in fair value by calculating the potential underlying cash flows of the securities, incorporating issuer and pool specific loan performance data as well as information on the manufactured housing sector in general. Our cash flow analyses involve various assumptions that require significant management judgment because of inherent uncertainties related to the actual future performance of these assets. Based on our analyses, we have recorded impairment on certain of these purchased securities of $101 million in 2003, which is included in fee and other income. To date, we have recognized impairment of $152 million on our investments in purchased manufactured housing securities.

We continue to rigorously monitor these securities and assess appropriate risk factors to determine the need to record any additional impairment. Currently, on all of the manufactured housing bonds we own or guarantee, principal and interest continue to be paid in accordance with the terms of the securitization documents. In addition, as reflected in Table 9, a majority of the securities continue to be rated AA- or better by the major rating agencies or have been insured by counterparties rated AA- or better as of September 30, 2003, and 99.5 percent of the securities have investment grade ratings. However, changes in events or circumstances, such as the performance of the underlying manufactured housing loan collateral and the financial strength of servicers, will influence future credit ratings and may affect our projected cash flow analyses. While it may be necessary to record additional impairment on these securities in the future, management believes that any potential future impairment related to these securities will not have a material adverse effect on Fannie Mae’s operating results.

Mortgage Commitments

As an integral part of our Portfolio Investment business, we routinely enter into forward purchase commitments that allow us to lock in the future delivery of whole loans or mortgage-related securities for our mortgage portfolio at a fixed price or yield. Our purchase commitments are generally short-term in nature with a fixed expiration date. The commitment ends when the loans or securities are delivered to Fannie Mae or the commitment period expires. Retained commitments are a leading indicator of future acquisition volume and a key driver of earnings growth for our Portfolio Investment business. Although our primary goal is to purchase whole loans or mortgage-related securities for Fannie Mae’s portfolio, we may enter into forward commitments to purchase whole loans or mortgage-related securities that we decide not to retain in our portfolio. In these instances, the forward purchase commitment generally has an offsetting sell commitment with an investor other than Fannie Mae.

As a result of our July 1, 2003 adoption of FAS 149, we are required to account for the majority of our commitments to purchase whole loans and to purchase or sell mortgage-related securities, which we enter into in the normal course of business, as derivatives. During the commitment period, we now record commitments to purchase or sell whole loans or mortgage-related securities on our balance sheet at fair value and record changes in the fair value either in accumulated other comprehensive income (“AOCI”) or earnings, depending on whether we apply hedge accounting, the hedge designation if we elect hedge accounting, and the applicable accounting treatment under FAS 133. When the commitment ultimately settles, we will record purchased loans and securities on our balance sheet at fair value. FAS 149 applies prospectively to whole loan mortgage purchase commitments entered into or modified after June 30, 2003 and purchase and sale commitments for when-issued mortgage securities entered into after or outstanding at June 30, 2003.

Certain of our mortgage commitments qualify as cash flow hedges of forecasted purchases or sales because the change in fair value of the commitment is expected to change in direct correlation with the forecasted transaction being hedged. Accordingly, changes in the fair value of the commitment will be recorded in AOCI, to the extent effective. When we settle a purchase commitment, we will record the purchase at fair value. The difference between the purchase price and fair value (“fair value purchase price adjustment”) is expected to equal the amount recorded in AOCI at settlement. We will amortize the amount recorded in AOCI and the offsetting fair value purchase price adjustment into earnings as a component of interest income over the estimated life of the loans or securities. Because the amortization amounts are equal and offsetting, we do not expect any effect on our income statement. When we settle a sale commitment, we will recognize the deferred AOCI amount into income as a component of the gain or loss on sale.

We will not apply hedge accounting to certain other commitments considered derivatives under FAS 149, primarily offsetting purchase and sell commitments that we expect to settle at the same time. Therefore, we will mark to market these commitments through earnings. However, we expect the gains and losses to largely offset with only a minimal effect on our earnings. In certain cases, we may purchase loans to securitize and enter into forward commitments to sell the related MBS. In these cases, we will designate the sale commitment as a fair value hedge of the corresponding loans recorded on our balance sheet and record changes in the fair value of the commitment in earnings as an offset against changes in the fair value of the loans. We also expect these gains and losses to largely offset with a minimal effect on our earnings.

We recorded an after-tax transition gain of $185 million as a result of the July 1, 2003 adoption of FAS 149. The transition gain primarily relates to recording the fair value of open portfolio purchase commitments for when-issued securities totaling $113 billion at June 30, 2003. The offset to the transition gain results in recording a fair value purchase price adjustment on our balance sheet that will amortize into future earnings as a reduction of interest income over the estimated life of the underlying mortgage securities retained in our portfolio. Subsequent to June 30, we designated and accounted for these commitments as cash flow hedges of forecasted transactions. Prior to the adoption of FAS 149, we accounted for the majority of our mortgage-related commitments as off-balance sheet arrangements and recorded purchased loans and securities on our balance sheet at settlement based on the purchase price. We disclosed the outstanding notional amount of purchase commitments retained in our portfolio. Consequently, our previous disclosure of off-balance sheet commitments does not include commitments not retained in Fannie Mae’s portfolio.

Following is a more detailed discussion of our mortgage commitment activities and the related accounting under FAS 149.

•	Retained Commitments

Fannie Mae typically enters into forward commitments to purchase whole loans or mortgage-related securities for our mortgage portfolio at a fixed price. Purchase commitments typically require mandatory delivery and are subject to the payment of pair-off fees for non-delivery. We also may sell MBS from our portfolio in various financial transactions, including forward trades. We now account for all mandatory forward purchase and sale commitments as derivatives. Forward purchase and sale commitments protect us from changes in interest rates between the time the commitment is entered into and the transaction occurs by allowing us to lock in the purchase or sale price of forecasted transactions. Commencing July 1, 2003, we have designated these commitments as cash flow hedges to hedge the variability due to changes in interest rates of cash flows related to our forecasted mortgage portfolio transactions. The notional balance of outstanding retained commitments, which are net of portfolio sale commitments, was $26 billion at September 30, 2003.

•	Non-Retained Commitments

Fannie Mae also buys loans or securities that we do not retain in our portfolio. The interest rate risk associated with non-retained purchase commitments is economically hedged with offsetting sale commitments. We currently do not intend to apply hedge accounting when we expect these offsetting transactions to settle at the same time. Consequently, the mark to market gains and losses on these commitments will be recorded in earnings during the commitment period. Because the settlement dates, underlying securities, and amounts are offsetting, we expect the gains and losses to substantially offset and have a minimal impact on Fannie Mae’s earnings.

In some cases, a counterparty may fulfill a Fannie Mae MBS purchase commitment by delivering whole loans to us prior to the securitization. We may use the MBS created from the securitization of these loans to fulfill a forward commitment to sell MBS to a third party. We include these loans on our balance sheet under “loans held for securitization or sale.” When this occurs, we intend to designate the forward sale commitment as a fair value hedge of the corresponding loans held for securitization and sale. Accordingly, we will record changes in the fair value of the forward sale commitment in earnings to offset changes in the fair value of the related loans.

By facilitating the purchase and sale of mortgage-related securities in the to-be-announced (“TBA”) market, Fannie Mae helps to create a broader market for our lender customers and enhance liquidity in the secondary mortgage market. While this activity supports the market for mortgage-related securities and our mission, we may increase, reduce, or discontinue these activities at any time.

Table 10 shows the fair value, outstanding notional amount, and average remaining contractual maturity of our outstanding mortgage commitments, both retained and non-retained, at September 30, 2003.

Table 10: Mortgage Commitments

	September 30, 2003

			Average
			Remaining
	Fair	Notional	Contractual
	Value	Amount	Maturity

	(Dollars in millions)
Forward whole loan and mortgage-related security purchase commitments	$786	$51,513	26 days
Forward mortgage-related security sell commitments	(470)	29,605	28

We discuss the derivative instruments we use to manage interest rate risk and supplement our issuance of debt in “MD&A—Risk Management—Interest Rate Risk Management” and provide additional information on all transactions accounted for as derivatives in the Notes to Financial Statements.

The primary credit risk associated with our mortgage commitment transactions is that counterparties either will not sell or purchase loans or securities to fulfill their forward commitments. We believe the credit risk related to outstanding mortgage commitments is much less than for outstanding loans or securities because commitment transactions are very short term in nature. Our lender customers account for the majority of Fannie Mae’s credit risk on commitment transactions. We control Fannie Mae’s risk of loss by subjecting our lender customers to credit reviews and assigning counterparty credit limits based on our risk assessment where appropriate. We monitor our commitment counterparties by performing quarterly credit reviews and updating trading limits based on these reviews. In addition, we have an interest in the servicing assets of the lenders, which serves as collateral for their obligations to us.

Liquid Investments

Liquid investments include nonmortgage investments, cash and cash equivalents in our Liquid Investment Portfolio, and loans held for securitization or sale. Our liquid investments totaled $57 billion at September 30, 2003, compared with $58 billion at December 31, 2002. Nonmortgage investments account for the majority of our liquid investments. Nonmortgage investments increased 31 percent to $51 billion at September 30, 2003, from $39 billion at December 31, 2002. Table 11 shows the composition, weighted-average maturities, and credit ratings of our available-for-sale and held-to-maturity nonmortgage investments at September 30, 2003 and December 31, 2002.

Table 11: Nonmortgage Investments

	September 30, 2003

					Weighted
		Gross	Gross		Average
	Amortized	Unrealized	Unrealized	Fair	Maturity	% Rated A
	Cost	Gains	Losses	Value	in Months	or Better

	(Dollars in millions)
Available-for-sale:
Asset-backed securities	$26,919	$61	$(32)	$26,948	25.7	99.3%
Floating rate notes(1)	10,851	14	(1)	10,864	14.0	92.8
Taxable auction notes	2,930	—	—	2,930	.5	100.0
Corporate bonds	1,140	37	—	1,177	19.8	73.2
Auction rate preferred stock	824	2	—	826	.8	92.3
Municipal bonds	612	—	—	612	8.6	100.0
Other	50	—	—	50	4.7	100.0

Total	$43,326	$114	$(33)	$43,407	20.2	96.9%

Held-to-maturity:
Repurchase agreements	$4,189	$—	$—	$4,189	.6	100.0
Federal funds	3,286	—	—	3,286	.1	100.0
Other	437	—	—	437	4.4	100.0

Total	$7,912	$—	$—	$7,912	.6	100.0%

	December 31, 2002

					Weighted
		Gross	Gross		Average
	Amortized	Unrealized	Unrealized	Fair	Maturity	% Rated A
	Cost	Gains	Losses	Value	in Months	or Better

	(Dollars in millions)
Available-for-sale:
Asset-backed securities	$22,281	$98	$(68)	$22,311	30.0	100.0%
Floating rate notes(1)	11,754	10	(29)	11,735	10.6	87.6
Taxable auction notes	949	—	—	949	.2	100.0
Corporate bonds	1,149	42	—	1,191	12.8	25.2
Auction rate preferred stock	112	—	(4)	108	2.5	43.5
Commercial paper	100	—	—	100	2.2	100.0
Other	400	—	—	400	1.1	100.0

Total	$36,745	$150	$(101)	$36,794	22.0	93.5%

Held-to-maturity:
Repurchase agreements(2)	$181	$—	$—	$181	—	100.0%
Federal funds	150	—	—	150	1.9	100.0
Auction rate preferred stock	402	—	—	402	1.0	100.0
Eurodollar time deposits	1,398	—	—	1,398	.8	100.0
Commercial paper	100	—	—	100	.7	100.0
Other	268	1	—	269	4.9	100.0

Total	$2,499	$1	$—	$2,500	1.3	100.0%

(1)	As of September 30, 2003 and December 31, 2002, 100 percent of floating rate notes repriced at intervals of 90 days or less.

(2)	As of December 31, 2002, repurchase agreements consist primarily of overnight investments that mature daily.

Debt Securities

Total debt outstanding increased 15 percent to $976 billion at September 30, 2003 from $851 billion at December 31, 2002. Table 12 shows a comparison of debt issuances and repayments between the three and nine months ended September 30, 2003 and 2002.

Table 12: Debt Activity

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Dollars in millions)
Issued:
Amount	$654,038	$472,046	$1,991,640	$1,384,935
Average cost	1.73%	2.33%	1.45%	2.24%
Redeemed:
Amount	$560,172	$466,775	$1,868,410	$1,356,944
Average cost	1.29%	2.48%	1.61%	2.35%

We adjust the maturity and redemption value of our outstanding debt to show the effect of our use of derivatives to supplement our issuance of debt and to hedge against fluctuations in interest rates. Table 13 shows that we increased the relative amount of our effective short-term debt relative to effective long-term debt and lowered our effective debt costs at September 30, 2003 compared to December 31, 2002 in response to the anticipated rise in mortgage asset liquidations and the steep yield curve. Table 14 shows the maturity and cost of our effective long-term debt.

Table 13: Effective Short-Term and Long-Term Debt

	September 30,	December 31,
	2003	2002

	(Dollars in millions)
Outstanding:
Short-term:(1)
Amount	$274,362	$192,702
Cost	1.22%	1.52%
Weighted-average maturity (in months)	2	3
Percent of total debt outstanding	28%	23%
Long-term:(2)
Amount	$693,719	$651,827
Cost	5.33%	5.48%
Weighted-average maturity (in months)	77	75
Percent of total debt outstanding	72%	77%
Total:
Amount(3)	$968,081	$844,529
Cost	4.16%	4.81%
Weighted-average maturity (in months)	56	58

(1)	Represents the redemption value of short-term debt adjusted to include the effect of derivative instruments that replicate short-term, variable-rate debt securities and exclude short-term debt securities that have been economically converted into long-term debt funding through interest rate swaps.

(2)	Represents the redemption value of long-term debt adjusted to include the effect of short-to-long interest rate swaps that economically convert short-term debt securities into long-term debt securities and exclude long-term debt securities that have been economically converted into short-term funding through interest rate swaps.

(3)	Represents the redemption value of outstanding debt at period end. Excludes the effect of amortization of premiums, discounts, issuance costs, and hedging results.

Table 14:	Maturities of Effective Long-Term Debt

			Assuming Callable Debt
			Redeemed at Initial
	Contractual Maturity		Call Date

	Amount	Accounting	Amount	Accounting
	Outstanding(1)	Cost(2)	Outstanding(1)	Cost(2)

	(Dollars in millions)
Currently callable	$—	—%	$8,570	4.60%
2003	17,841	5.19	83,843	4.44
2004	79,231	5.00	224,179	4.93
2005	77,370	4.07	91,812	5.05
2006	79,138	3.99	74,689	5.18
2007	49,184	5.68	40,750	6.65
2008 and later	390,955	5.47	169,876	5.29

Effective long-term debt before pay-fixed swaption effect	693,719	5.10	693,719	5.10
Pay-fixed swaption effect	—	.23	—	.23

Total effective long-term debt	$693,719	5.33%	$693,719	5.33%

(1)	Amount outstanding includes long-term debt, effective fixed-rate debt and notional amount of long-term interest rate swaps. Also includes debt linked to swaptions, which makes it effective callable debt. Excludes effective variable-rate debt.

(2)	Accounting cost represents the monthly equivalent yield that discounts the amount due at maturity to the net proceeds over the expected life of the debt. Includes the effect of pay-fixed and receive-fixed swaps.

Table 15 shows option-embedded debt issued during the third quarter and first nine months of 2003 and 2002 and compares option-embedded debt instruments as a percentage of our net mortgage portfolio at September 30, 2003 and December 31, 2002. Seventy-one percent of the debt financing our mortgage portfolio had option-embedded protection at September 30, 2003, compared with 75 percent at December 31, 2002. Effectively callable debt accounted for 79 percent of the $656 billion in option-embedded debt outstanding at September 30, 2003. In comparison, effectively callable debt accounted for 58 percent of the $601 billion in option-embedded debt outstanding at December 31, 2002.

Table 15: Option-Embedded Debt Instruments

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Dollars in billions)
Issued during period	$107	$121	$320	$239

	September 30,	December 31,
	2003	2002

Outstanding	656	601
Percentage of net mortgage portfolio	71%	75%

Credit Guaranty Business

Our Credit Guaranty business has primary responsibility for managing Fannie Mae’s mortgage credit risk. Revenue generated by our Credit Guaranty business is primarily reflected in guaranty fee income. Our Credit Guaranty business generated core business earnings of $785 million and $2.238 billion for the third quarter and first nine months of 2003, an increase of 46 percent and 43 percent over the corresponding prior year periods. The increase in core business earnings for our Credit Guaranty business was driven primarily by growth in guaranty fee income, which increased by 28 percent over third quarter 2002 and 32 percent over the first nine months of 2002, largely due to growth in our average book of business and average fee rate during each period. Our average book of business during the third quarter of 2003 increased 22 percent over the prior year quarter, and the average fee rate increased 1 basis point to 19.6 basis points. Our average book of business during the first nine months of 2003 increased 20 percent, and the average fee rate increased 2 basis points to 20.2 basis points. The increase in the average fee rate was a result of faster revenue recognition of deferred fees due to accelerated prepayments from the unprecedented level of refinancings together with increased risk-based pricing fees. The average fee rate for our Credit Guaranty business includes the effect of guaranty fee income allocated to the Credit Guaranty business for managing the credit risk on most of the mortgage-related assets held by the Portfolio Investment business. It therefore differs from our consolidated average effective guaranty fee rate, which excludes guaranty fees on Fannie Mae MBS held in our portfolio because these fees are reported as interest income.

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of business, we enter into arrangements to facilitate our statutory purpose of providing mortgage funds to the secondary market and reduce Fannie Mae’s exposure to interest rate fluctuations. We structure transactions to meet the financial needs of customers, manage the Company’s credit, market or liquidity risks, diversify funding sources or optimize capital. Under GAAP, some of these arrangements are not recorded on Fannie Mae’s balance sheet or may be recorded in amounts different than the full contract or notional amount of the transaction. Prior to our July 1, 2003 adoption of FAS 149, our off-balance sheet arrangements included mortgage portfolio purchase commitments. Subsequent to our adoption of FAS 149, the majority of our mortgage purchase and sell commitments are recorded as derivatives on our balance sheet. Table 16 shows the contractual amount of our off-balance sheet arrangements at September 30, 2003 and December 31, 2002.

Table 16: Off-Balance Sheet Arrangements

	September 30,	December 31,
	2003	2002

	(Dollars in billions)
Contractual amounts:
Outstanding MBS(1)	$1,211	$1,029

Master delivery commitments:(2)
Mandatory	58	41
Optional	12	6

Portfolio purchase commitments:
Mandatory(3)	—	85
Optional	4	3

Credit enhancements	12	12
Other investments	3	3

(1)	MBS held by investors other than Fannie Mae.

(2)	Master delivery commitments require lenders to either deliver loans to us for securitization or enter into a mandatory commitment to deliver loans or mortgage-related securities to us for purchase. These arrangements are off-balance sheet and not accounted for as derivatives unless we enter into a mandatory purchase commitment.

(3)	Effective with our July 1, 2003 adoption of FAS 149, mandatory mortgage purchase and sale commitments and optional purchase and sale commitments with a fixed price entered into subsequent to June 30, 2003 are accounted for as derivatives and recorded on Fannie Mae’s balance sheet at fair value.

Table 17 presents total MBS issued and MBS issues acquired by others, including REMICs, in the third quarter and first nine months of 2003 and 2002. In addition, it shows outstanding MBS held by other investors and total MBS outstanding at September 30, 2003 and December 31, 2002.

Table 17: Outstanding MBS(1)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Dollars in millions)
MBS issues acquired by others	$173,858	$112,592	$660,293	$322,305
Total MBS issued(3)(4)	349,926	156,861	995,485	462,819

	September 30,	December 31,
	2003	2002

Outstanding MBS held by other investors	$1,211,079	$1,029,456
Total MBS outstanding(2)	1,801,528	1,538,287

(1)	MBS may be resecuritized to back Fannie Megas, SMBS, or REMICs. With respect to those MBS, the amounts shown only include the principal amount of the MBS once. Amounts also include REMICs created from whole loans not owned or guaranteed by Fannie Mae.

(2)	Includes $590 billion at September 30, 2003 and $509 billion at December 31, 2002 of MBS in Fannie Mae’s portfolio.

(3)	Total issued for the three months ended September 30, 2003 and 2002 includes $176 billion and $44 billion, respectively, of MBS purchased by Fannie Mae. Total issued for the three months ended September 30, 2003 and 2002 excludes $7 billion and $4 billion, respectively, of MBS that we issued from loans in our portfolio.

(4)	Total issued for the nine months ended September 30, 2003 and 2002 includes $335 billion and $141 billion, respectively, of MBS purchased by Fannie Mae. Total issued for the nine months ended September 30, 2003 and 2002 excludes $16 billion and $9 billion, respectively, of MBS that we issued from loans in our portfolio.

REMIC issuances totaled $75 billion and $220 billion in the third quarter and first nine months of 2003, compared with $36 billion and $94 billion in the third quarter and first nine months of 2002. Lower interest rates continued to fuel the volume of MBS issuances, making more collateral available for REMICs. The REMIC market remained attractive for investors during 2003 because of the effect of the steep yield curve. The outstanding balance of REMICs (including REMICs held in Fannie Mae’s portfolio) was $385 billion at September 30, 2003, compared with $347 billion at December 31, 2002.

CRITICAL ACCOUNTING POLICIES

Fannie Mae’s financial statements and reported results are based on GAAP, which requires us in some cases to use estimates and assumptions that may affect our reported results and disclosures. We believe the application of the following accounting policies involve the most critical or complex estimates and assumptions used in preparing Fannie Mae’s financial statements: determining the adequacy of the allowance for loan losses and guaranty liability for MBS; projecting mortgage prepayments to calculate the amortization of deferred price adjustments on mortgages and mortgage-related securities held in portfolio and guaranteed mortgage-related securities; and estimating the time value of our purchased options. We discuss the assumptions involved in applying these policies in Fannie Mae’s 2002 Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Application of Critical Accounting Policies.”

As of September 30, 2003, we had not made any significant changes to the estimates and assumptions used in applying our critical accounting policies from our audited financial statements except as follows. In conjunction with our ongoing assessment and continual updating of assumptions, management updated the prepayment projections for mortgages and mortgage-related securities held in portfolio and guaranteed mortgage-related securities as a result of higher interest rates. This will result in a deceleration of the recognition of deferred price adjustments related to our guaranty business as discussed in the guaranty fee section. While we believe our estimates and assumptions are reasonable based on historical experience and other factors, actual results could differ from those estimates and these differences could be material to the financial statements.

RISK MANAGEMENT

Fannie Mae is exposed to several major areas of risk, including interest rate risk and credit risk, that are discussed in our Annual Report on Form 10-K for the year ended December 31, 2002 under “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Risk Management.”

Corporate Financial Disciplines

We completed a comprehensive review and assessment of our corporate financial disciplines during 2003. In conjunction with this assessment, we adopted the following internal financial discipline objectives.

•	To maintain a standalone “risk-to-the-government” credit rating from Standard and Poor’s (“S&P”) of at least AA-, and to maintain a standalone “bank financial strength” credit rating from Moody’s Investors Service (“Moody’s”) of at least A-:

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

Our regulator uses a quarterly risk-based capital stress test to evaluate Fannie Mae’s capital adequacy, and it makes the results of these tests public. This risk-based capital test provides the company with a direct regulatory incentive to maintain a low risk profile. We traditionally have used stress tests internally as well.

•	To keep our mortgage interest rate and credit risks low enough that over time our core business earnings are less variable than the median of all AA/Aa and AAA/Aaa S&P 500 companies.

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

Net interest income at risk measures the projected impact of changes in the level of interest rates and the shape of the yield curve on the mortgage portfolio’s expected or “base” core net interest income over the immediate future one- and four-year periods. Our net interest income at risk disclosure represents the extent to which our core net interest income over the next one-year and four-year periods is at risk due to a plus or minus 50 basis point parallel change in the current Fannie Mae yield curve and from a 25 basis point change in the slope of Fannie Mae’s yield curve. We selected these interest rate change scenarios as part of our six voluntary initiatives announced in 2000.

Table 18 compares net interest income at risk over a one-year and four-year period under each of the interest rate scenarios at September 30, 2003 and December 31, 2002. A positive number indicates the percent by which projected adjusted net interest income could be reduced by the rate shock. These calculations reflect management’s assumptions of most likely market conditions. Actual portfolio core net interest income may differ from these calculations because of specific interest rate movements, changing business conditions, changing prepayments, and management actions.

Table 18: Net Interest Income at Risk

	Assuming a 50 basis		Assuming a 25 basis
	point change in		point change in slope
	interest rates		of the yield curve

	One-year	Four-year	One-year	Four-year

September 30, 2003	2.7%	1.3%	5.2%	6.8%
December 31, 2002	.6	1.6	4.7	6.6

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

Effective for the month of March 2003, we began reporting our duration gap as a weighted average for the month. Previously, we had reported the duration gap as of the last business day of each month. We believe that reporting a weighted average monthly duration gap provides a more representative measure of our portfolio’s risk position for the month and reduces the effect of any financial anomalies that may occur on the last day of the month. Fannie Mae’s duration gap for September 2003 calculated on a monthly average basis was positive 1 month. In comparison, the duration gap calculated at month end was minus 5 months at December 31, 2002.

To the extent possible, we maintain a relatively close match between the durations of the assets and liabilities in our mortgage portfolio investment business using a combination of option-based funding and rebalancing actions to meet this objective. Prior to 2003, Fannie Mae’s duration gap has been wider than plus or minus 6 months approximately one-third of the time. In 2003 as part of the assessment of our corporate financial disciplines, we adopted an internal objective to maintain the portfolio’s duration gap within a range of plus-or-minus six months substantially all of the time. This more narrow range for the portfolio duration gap should reduce potential variability in our core business earnings, but may over the longer term produce a somewhat lower net interest margin. Our duration gap stayed within our preferred range during each month of the third quarter of 2003 despite a 105 basis point surge in 10-year, treasury yields and subsequent decline of 66 basis points during the quarter.

Derivatives

Derivative instruments are important tools that we use to manage interest rate risk and supplement our issuance of debt in the capital markets. The types of derivatives we use—primarily interest-rate swaps, basis swaps, swaptions, and caps—are generally regarded in the marketplace as relatively straightforward derivative instruments. We are an end user of these instruments and do not take speculative positions with these derivatives. We primarily use derivative instruments as a substitute for notes and bonds we issue in the debt markets. The ability to either issue debt securities or modify debt through the use of derivatives increases our funding flexibility and potentially reduces our overall funding costs. The funding flexibility provided by using these types of derivatives also helps us to better match the cash flow variability inherent in mortgages.

Table 19 summarizes the notional balances and fair values of our derivative instruments by type at September 30, 2003 and December 31, 2002. Table 20 shows the additions and maturities of derivatives by type for the nine months ended September 30, 2003, along with the expected maturities of derivatives outstanding at September 30, 2003. Tables 19 and 20 do not include our mortgage commitments that are accounted for as derivatives. We discuss our mortgage commitments in the mortgage portfolio section of “MD&A—Core Business Earnings and Business Segment Results—Portfolio Investment Business.”

Table 19: Notional Amounts and Net Fair Values of Derivative Instruments

	September 30, 2003		December 31, 2002

	Notional	Net Fair	Notional	Net Fair
	Amounts	Values(1)	Amounts	Values(1)

	(Dollars in millions)
Pay-fixed swaps	$327,717	$(16,843)	$168,512	$(17,892)
Receive-fixed swaps	187,746	4,389	52,370	4,010
Basis swaps	39,600	10	25,525	4
Caps and swaptions	444,200	15,813	397,868	12,834
Forward starting swaps	66,750	(1,854)	8,200	(854)
Other(2)	6,037	829	4,120	(133)

Total	$1,072,050	$2,344	$656,595	$(2,031)

(1)	Based on end of period fair values, estimated by calculating the cost, on a net present value basis, to settle at current market rates all outstanding derivative contracts.

(2)	Includes foreign currency swaps, futures contracts, and other derivative instruments that provide a hedge against interest rate fluctuations.

Table 20: Activity and Maturity Data for Derivative Instruments

	Pay-Fixed/
	Receive-Variable Swaps(2)
				Receive-Fixed/			Forward
		Pay	Receive	Pay-Variable	Basis	Caps and	Starting
	Amount	Rate(3)	Rate(3)	Swaps	Swaps	Swaptions	Swaps	Other(4)	Total

	(Dollars in millions)
Notional Amounts:(1)
Notional balance at December 31, 2002.	$168,512	6.07%	1.67%	$52,370	$25,525	$397,868	$8,200	$4,120	$656,595
Additions	184,175	3.56	1.19	180,783	35,205	185,681	107,995	4,936	698,775
Maturities(5)	24,970	4.89	1.34	45,407	21,130	139,349	49,445	3,019	283,320

Notional balance at September 30, 2003	$327,717	4.78%	1.13%	$187,746	$39,600	$444,200	$66,750	$6,037	$1,072,050

Future Maturities of Notional Amounts:(6)
2003	$8,910	4.90%	1.11%	$6,009	$9,000	$18,850	$36,075	$2,367	$81,211
2004	15,000	5.58	1.12	51,689	20,825	76,020	9,575	68	173,177
2005	25,340	3.57	1.11	17,835	8,600	90,800	13,450	56	156,081
2006	22,205	4.37	1.11	15,350	330	23,200	4,850	—	65,935
2007	17,050	5.14	1.13	31,335	—	14,000	1,400	1,949	65,734
Thereafter	239,212	4.87	1.13	65,528	845	221,330	1,400	1,597	529,912

Total	$327,717	4.78%	1.13%	$187,746	$39,600	$444,200	$66,750	$6,037	$1,072,050

(1)	Dollars represent notional amounts that indicate only the amount on which payments are being calculated and do not represent the amount at risk of loss.

(2)	Notional amounts include callable swaps of $36 billion and $35 billion with weighted-average pay rates of 6.72 percent and 6.75 percent and weighted-average receive rates of 1.14 percent and 1.68 percent at September 30, 2003 and December 31, 2002, respectively.

(3)	The weighted-average interest rate payable and receivable is as of the date indicated. The interest rates of the swaps may be variable rate, so these rates may change as prevailing interest rates change.

(4)	Includes foreign currency swaps, futures contracts, and other derivative instruments that provide a hedge against interest rate fluctuations. Derivatives that served as economic hedges but did not meet the criteria for hedge accounting under FAS 133 totaled $69 million at September 30, 2003.

(5)	Includes matured, called, exercised, and terminated amounts.

(6)	Based on stated maturities. Assumes that variable interest rates remain constant at September 30, 2003 levels.

At September 30, 2003, all of the $1,072 billion outstanding notional amount of derivatives were with counterparties rated A or better both by S&P and Moody’s. Our derivative instruments were diversified to reduce our credit risk concentrations among 23 counterparties at September 30, 2003, compared with 21 counterparties at December 31, 2002. Of the 23 counterparties at September 30, 2003, seven counterparties accounted for approximately 74 percent of the total notional amount outstanding, and each of these seven counterparties ranged between 6 percent and 17 percent of the total outstanding notional amount. Each of the remaining counterparties accounted for less than five percent of the total outstanding notional amount at September 30, 2003. In comparison, eight counterparties with credit ratings of A or better accounted for approximately 76 percent of the total notional amount of outstanding derivatives transactions at December 31, 2002.

Our primary credit exposure on a derivative transaction is that a counterparty might default on payments due, which could result in Fannie Mae having to replace the derivative with a different counterparty at a higher cost. Although notional principal is a commonly used measure of volume in the derivatives market, it is not a meaningful measure of market or credit risk since the notional amount does not change hands other than in the case of foreign currency swaps. Counterparties use the notional amounts of derivative instruments to calculate contractual cash flows to be exchanged. However, the notional amount is significantly greater than the potential market or credit loss that could result from such transactions. The replacement cost, after consideration of offsetting arrangements such as master netting agreements and collateral held, to settle at current market prices all outstanding derivatives in a gain position is a more meaningful measure of our credit market exposure on derivatives. Table 21 shows our exposure on derivatives at September 30, 2003 and December 31, 2002 by maturity and counterparty credit ratings based on these maturities.

Table 21: Credit Loss Exposure of Derivative Instruments(1)

	September 30, 2003				December 31, 2002

	Credit Rating				Credit Rating

	AAA	AA	A	Total	AAA	AA	A	BBB	Total

	(Dollars in millions)
Less than 1 year	$—	$46	$15	$61	$—	$69	$6	$—	$75
1 to 5 years	3	928	340	1,271	—	486	116	—	602
Over 5 years	28	2,510	3,000	5,538	21	1,334	2,328	—	3,683

Subtotal	31	3,484	3,355	6,870	21	1,889	2,450	—	4,360
Maturity Distribution Netting(2)	(31)	(877)	(278)	(1,186)	(21)	(368)	(670)	—	(1,059)

Exposure	—	2,607	3,077	5,684	—	1,521	1,780	—	3,301
Collateral Held	—	2,407	3,048	5,455	—	1,382	1,722	—	3,104

Exposure Net of Collateral	$—	$200	$29	$229	$—	$139	$58	$—	$197

Notional Amount	$17,795	$502,655	$551,600	$1,072,050	$21,045	$316,813	$318,487	$250	$656,595

Number of Counterparties	4	11	8	23	2	11	7	1	21

(1)	Represents the exposure to credit loss on derivative instruments, which is estimated by calculating the cost, on a present value basis, to replace all outstanding contracts in a gain position. Reported on a net-by-counterparty basis where a legal right of offset exists under an enforceable master settlement agreement. Derivative gains and losses with the same counterparty in the same maturity category are presented net within the maturity category.

(2)	Represents impact of netting of derivatives in a gain position and derivatives in a loss position for the same counterparty across maturity categories.

Our derivative credit exposure, net of collateral held, was $229 million at September 30, 2003, compared with $197 million at December 31, 2002. We expect the credit exposure on derivative contracts to fluctuate as interest rates change. Our derivative credit loss exposure, net of collateral held, at September 30, 2003 represented approximately 2 weeks of annualized pre-tax core business earnings.

At September 30, 2003 and December 31, 2002, 100 percent of our exposure on derivatives, before consideration of collateral held, was with counterparties rated A or better by S&P and Moody’s. Six counterparties accounted for approximately 96 percent of our exposure on derivatives before consideration of collateral held at September 30, 2003, and five counterparties accounted for approximately 92 percent of our exposure at December 31, 2002. Ninety-nine percent of our net exposure of $229 million at September 30, 2003 was with seven counterparties rated AA or better by S&P and Aa or better by Moody’s. The percentage of our exposure with each of these seven counterparties ranged from 1 to 24 percent. In comparison, six counterparties rated AA or better by S&P and Aa or better by Moody’s accounted for 71 percent of our net exposure of $197 million at December 31, 2002.

Fannie Mae has never experienced a loss on a derivative transaction due to credit default by a counterparty. The credit risk on our derivative transactions is low because our counterparties are of very high credit quality. Our derivative counterparties consist of large banks, broker-dealers, and other financial institutions that have a significant presence in the derivatives market, most of whom are based in the United States. We manage derivative counterparty credit risk by contracting only with experienced counterparties that have high credit ratings. We initiate derivative contracts only with counterparties rated A or better. As an additional precaution, we have a conservative collateral management policy with provisions for requiring collateral on our derivative contracts in gain positions. Additional information on mortgage commitments accounted for as derivatives under FAS 149 is presented in the mortgage portfolio section of “MD&A—Core Business Earnings and Business Segment Results—Portfolio Investment Business” and in the Notes to Financial Statements.

Credit Risk Management

Credit risk is the risk of loss to future earnings or future cash flows that may result from the failure of a borrower or institution to fulfill its contractual obligation to make payments to Fannie Mae or an institution’s failure to perform a service for us.

Mortgage Credit Risk

Table 22 shows statistics related to our mortgage credit performance. The serious delinquency rates reported in this table are based on conventional loans in our single-family mortgage credit book for which we have access to loan level data and our total multifamily mortgage credit book of business.

Table 22: Mortgage Credit Performance

	Credit-Related Losses(1)

	Three Months		Nine Months
	Ended		Ended		Serious Delinquency Rate(2)
	September 30,		September 30,
					September 30,	December 31,
	2003	2002	2003	2002	2003	2002

	(Dollars in millions)
Single-family	$30	$13	$68	$50	.58%	.57%
Multifamily	7	1	12	3	.12	.05

Total	$37	$14	$80	$53

Credit loss ratio(3)	.007%	.003%	.005%	.004%

	Number of Properties Acquired

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

Single-family	6,882	5,060	19,369	14,085
Multifamily	8	2	11	2

Total	6,890	5,062	19,380	14,087

(1)	Includes charge-offs and foreclosed property income (expense).

(2)	Serious delinquency rate for conventional single-family includes loans 90 days or more past due and loans in the process of foreclosure and is calculated based on number of loans. Serious delinquency rate for multifamily includes loans 60 days or more past due and is calculated based on unpaid principal balance.

(3)	Represents annualized credit-related losses divided by average book of business.

Although credit-related losses increased during the third quarter and first nine months of 2003 over the prior year, our overall credit performance has remained very good despite an increase in the number of properties acquired through foreclosure. Our credit loss ratio— annualized credit-related losses as a percentage of Fannie Mae’s average book of business— was .7 basis points for the third quarter of 2003 and .5 basis points in the first nine months of 2003, compared with .3 basis points in the third quarter of

2002 and .4 basis points in the first nine months of 2002. Our book of business includes mortgages and MBS in our mortgage portfolio and outstanding MBS held by other investors. The increase in credit-related losses reflects continued growth in the number of single-family properties acquired through foreclosure, together with a modest increase in loss severity during the third quarter. However, our loss mitigation strategies and targeted credit enhancements, coupled with the strong housing market, have helped us continue to maintain historically low levels of credit losses during 2003.

Table 23 compares the serious delinquency rates for conventional single-family loans with credit enhancements and without credit enhancements at September 30, 2003 and December 31, 2002. The information in Table 23 is based on conventional loans in our single-family mortgage credit book for which we have access to loan level data.

Table 23: Conventional Single-Family Serious Delinquency Rates

	September 30, 2003		December 31, 2002

		Serious		Serious
	Book	Delinquency	Book	Delinquency
	Outstanding(1)	Rate(2)	Outstanding(1)	Rate(2)

Credit enhanced	22%	1.56%	27%	1.29%
Non-credit enhanced	78	.29	73	.31

Total conventional loans	100%	.58%	100%	.57%

(1)	Reported based on unpaid principal balance.

(2)	Reported based on number of loans.

The serious delinquency rate for conventional loans in our single-family mortgage credit book at September 30, 2003 increased slightly to .58 percent from .57 percent at December 31, 2002. The serious delinquency rate for conventional loans in our single-family mortgage credit book without credit enhancement improved to ..29 percent at September 30, 2003, compared with ..31 percent at December 31, 2002. The serious delinquency rate for conventional loans in our single-family mortgage credit book with credit enhancement increased to 1.56 percent from 1.29 percent at the end of 2002. These loans have a higher risk profile and tend to be more sensitive to changes in the economy than loans without credit enhancement.

As part of our voluntary safety and soundness initiatives, we disclose on a quarterly lagged basis the lifetime credit loss sensitivity of the present value of expected future credit losses to an immediate 5 percent decline in home values. We base our lifetime credit loss sensitivity on all single-family mortgages held in Fannie Mae’s portfolio and underlying guaranteed MBS and calculate and report the amount before receipt of private mortgage insurance claims and any other credit enhancements and after receipt of expected mortgage insurance other credit enhancements. The lifetime credit loss sensitivity before and after credit enhancements was $2.084 billion and $758 million, respectively, at June 30, 2003, compared with $1.838 billion and $596 million at December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of liquidity include proceeds from the issuance of debt, principal and interest received on our mortgage portfolio, guaranty fees earned on our MBS, and principal and interest received on our liquid investment portfolio. Primary uses of liquidity include the purchase of mortgage assets, repayment of debt, interest payments, administrative expenses, taxes, and fulfillment of our MBS guaranty obligations. Our mortgage asset purchases based on unpaid principal balance totaled $254 billion in the third quarter of 2003 and $514 billion in the first nine months of 2003. We issued $654 billion in debt during the third quarter of 2003 and $1.992 trillion during the first nine months of 2003 to fund those purchases and to replace maturing, called or repurchased debt. Our debt securities, and the interest payable thereon, are not guaranteed by the United States and do not constitute a debt or obligation of the United States or any agency or instrumentality thereof other than Fannie Mae.

As part of our voluntary commitments, we have publicly pledged to maintain a portfolio of high-quality, liquid, investments equal to at least 5 percent of total on-balance-sheet assets. Our liquid assets totaled $57 billion at September 30, 2003, compared with $58 billion at December 31, 2002. The ratio of our liquid assets to total assets was 5.6 percent at September 30, 2003 and 6.6 percent at December 31, 2002.

Capital Resources

Fannie Mae is subject to capital adequacy standards established by the Federal Housing Enterprises Financial Safety and Soundness Act of 1992 (“1992 Act”) and continuous examination by the Office of Federal Housing Enterprise Oversight (“OFHEO”), which was established by the 1992 Act. The capital adequacy standards require that our core capital (defined by OFHEO as the stated value of outstanding common stock, the stated value of outstanding noncumulative perpetual preferred stock, paid-in capital, and retained earnings, less treasury stock) equal or exceed a minimum capital standard and a critical capital standard. Core capital excludes accumulated other comprehensive income/loss because AOCI incorporates gains (losses) on derivatives and certain securities, but not the gains (losses) on the remaining mortgages and securities or liabilities used to fund the purchase of these items. Table 24 compares Fannie Mae’s core capital and total capital at September 30, 2003 and December 31, 2002 to our capital requirements. Total capital is defined by OFHEO as core capital plus the general allowance for losses. Core capital grew to $32.8 billion at September 30, 2003 from $28.1 billion at December 31, 2002, while total capital increased by $4.7 billion to $33.5 billion at September 30, 2003.

Table 24: Capital Requirements(1)

	September 30,	June 30,	December 31,
	2003	2003	2002

	(Dollars in millions)
Core capital(2)	$32,752	$30,675	$28,079
Required minimum capital(3)(4)	31,435	29,147	27,203

Excess of core capital over minimum capital	$1,316	$1,527	$877

Total capital(5)	$33,542	$31,469	$28,871
Required risk-based capital(6)	Not available	18,114	17,434

Excess of total capital over required risk-based capital (6)	Not available	$13,355	$11,437

Required critical capital(4)(7)	$16,050	$14,912	$13,880
Excess of core capital over required critical capital	16,701	15,762	14,199

(1)	Amounts at September 30, 2003 represent estimates, pending OFHEO’s certification, which is generally provided no later than 3 months following the end of each quarter.

(2)	The sum of (a) the stated value of outstanding common stock; (b) the stated value of outstanding noncumulative perpetual preferred stock; (c) paid-in capital; and (d) retained earnings, less treasury stock. Core capital excludes accumulated other comprehensive income (AOCI).

(3)	The sum of (a) 2.50 percent of on-balance sheet assets; (b) .45 percent of outstanding MBS; and (c) .45 percent of other off-balance sheet obligations, which may be adjusted by the Director of OFHEO under certain circumstances (See 12 CFR 1750.4 for existing adjustments made by the Director of OFHEO).

(4)	The December 31, 2002 amounts do not reflect the effect of the balance sheet reclassification of amounts associated with the guaranty obligation for MBS that we own from our “Allowance for loan losses” to a “Guaranty liability for MBS.”

(5)	The sum of (a) core capital and (b) the total allowance for loan losses and guaranty liability for MBS, less (c) the specific loss allowance. Specific loss allowances totaled $9 million, $13 million, and $19 million at September 30, 2003, June 30, 2003, and December 31, 2002, respectively.

(6)	Amounts at September 30, 2003 will not be available until the end of December 2003. OFHEO reports on Fannie Mae’s risk-based capital at the end of each quarter on a lagged quarterly basis.

(7)	The sum of (a) 1.25 percent of on-balance sheet assets; (b) .25 percent of outstanding MBS; and (c) .25 percent of other off-balance sheet obligations, which may be adjusted by the Director of OFHEO under certain circumstances.

Common shares outstanding, net of shares held in treasury, totaled approximately 971 million and 989 million at September 30, 2003 and December 31, 2002, respectively. During the first nine months of

2003, Fannie Mae issued approximately 1.8 million common shares from treasury for employee and other stock compensation plans. We repurchased 19.5 million common shares during the first nine months of 2003 at a weighted average cost of $64.88 per share.

We raised additional equity from the issuance of 4.5 million shares or $225 million of fixed rate Non-Cumulative Preferred Stock, Series N on September 25, 2003. Preferred stock accounted for 12.5 percent of our core capital at September 30, 2003, versus 9.5 percent at December 31, 2002. We also issued $1.0 billion of subordinated debt during the third quarter of 2003. Subordinated debt totaled $12.5 billion at September 30, 2003, or 1.2 percent of on-balance sheet assets. Total capital and outstanding subordinated debt represented 3.8 percent of on-balance sheet assets at September 30, 2003 and 3.7 percent of on-balance sheet assets at December 31, 2002. Subordinated debt serves as a supplement to our equity capital, although it is not a component of core capital. We expect to meet our voluntary initiative to issue sufficient subordinated debt to bring the sum of total capital and outstanding subordinated debt to at least 4 percent of on-balance sheet assets, after providing adequate capital to support off-balance sheet MBS, by the end of 2003.

Our credit quality is continuously monitored by rating agencies. At September 30, 2003, our senior unsecured debt had a rating of AAA by S&P, Aaa by Moody’s, and AAA by Fitch, Inc, unchanged from the ratings at December 31, 2002. Our short-term debt was rated A-1+, Prime-1 or P-1, and F1+ by S&P, Moody’s, and Fitch, respectively, at September 30, 2003, also unchanged from the ratings at December 31, 2002.

PENDING ACCOUNTING STANDARDS

Consolidation of Variable Interest Entities

FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), was issued in January 2003. FIN 46 provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity (“VIE”) in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity’s expected losses, the majority of the expected returns, or both. Qualified special purpose entities (“QSPEs”), which we use to issue MBS, are exempt from FIN 46 unless a company has the unilateral ability to liquidate or change the QSPE. The provisions of FIN 46 were effective February 1, 2003 for all arrangements entered into after January 31, 2003. FIN 46 was initially effective in the third quarter of 2003 for arrangements entered into prior to January 31, 2003. However, the effective date has been delayed to the fourth quarter of 2003 for arrangements entered into prior to January 31, 2003.

We are continuing to evaluate whether we have relationships with VIEs and, if so, whether we should consolidate them and disclose information about them as either the primary beneficiary or as an interest holder. The FASB has issued ongoing guidance related to the application of FIN 46 and has recently issued a proposed clarification and modification of FIN 46 for comment. When this guidance is finalized, it may affect our determination of whether certain entities are VIEs and the potential consolidation of these entities. Based on existing guidance and our current analysis, several entities that we are involved with—primarily low-income housing tax credit partnerships—meet the definition of a VIE. However, we do not believe that we will be required to consolidate our interests in these VIEs under FIN 46 based on our preliminary assessment. We currently record the amount of our investment in these partnerships as an asset on our balance sheet, recognize our share of partnership income or losses in our income statement, and disclose how we account for the most significant of these investments in our 2002 financial statements.

Item 1. Financial Statements

Independent Accountant’s Review Report

To the Board of Directors and Stockholders of Fannie Mae:

We have reviewed the accompanying balance sheet of Fannie Mae as of September 30, 2003 and related statements of income, changes in stockholders’ equity, and cash flows for the three-month and nine-month periods ended September 30, 2003 and 2002. These condensed financial statements are the responsibility of Fannie Mae’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Fannie Mae as of December 31, 2002 and the related statements of income, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein). In our report dated January 14, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ KPMG LLP

KPMG LLP

Washington, D.C.

October 29, 2003

FANNIE MAE

Statements of Income
(Dollars and shares in millions, except per share amounts)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Unaudited)
Interest income:
Mortgage portfolio	$12,271	$12,383	$37,117	$36,880
Liquid investments	287	382	929	1,208

Total interest income	12,558	12,765	38,046	38,088

Interest expense:
Short-term debt	728	536	2,175	1,966
Long-term debt	8,341	9,638	25,513	28,568

Total interest expense	9,069	10,174	27,688	30,534

Net interest income	3,489	2,591	10,358	7,554

Other income:
Guaranty fee income (includes imputed interest of $74 million and $95 million for the three and nine months ended September 30, 2003— see Note 2)	613	463	1,792	1,293
Fee and other income, net	104	91	449	137

Total other income	717	554	2,241	1,430

Other expenses (income):
Provision for losses	28	25	77	87
Foreclosed property expense (income)	1	(12)	(5)	(28)
Administrative expenses	347	315	1,045	906
Purchased options (income) expense	(473)	1,378	2,035	2,664
Debt extinguishments, net	902	138	2,034	534

Total other expenses (income)	805	1,844	5,186	4,163

Income before federal income taxes and cumulative effect of change in accounting principle	3,401	1,301	7,413	4,821
Provision for federal income taxes	(920)	(307)	(1,890)	(1,154)

Income before cumulative effect of change in accounting principle	2,481	994	5,523	3,667
Cumulative effect of change in accounting principle, net of tax effect	185	—	185	—

Net income	$2,666	$994	$5,708	$3,667

Preferred stock dividends and issuance costs	(42)	(26)	(106)	(91)

Net income available to common stockholders	$2,624	$968	$5,602	$3,576

Basic earnings per common share:
Earnings before cumulative effect of change in accounting principle	$2.51	$.98	$5.53	$3.60
Cumulative effect of change in accounting principle	.19	—	.19	—

Net earnings	$2.70	$.98	$5.72	$3.60

Diluted earnings per common share:
Earnings before cumulative effect of change in accounting principle	$2.50	$.97	$5.51	$3.58
Cumulative effect of change in accounting principle	.19	—	.19	—

Net earnings	$2.69	$.97	$5.70	$3.58

Cash dividends per common share	$.45	$.33	$1.23	$.99

Weighted-average common shares outstanding:
Basic	973	990	980	994
Diluted	976	994	983	999

See Notes to Financial Statements.

FANNIE MAE

Balance Sheets
(Dollars in millions, except per share amounts)

	September 30,	December 31,
	2003	2002

	(Unaudited)
Assets
Mortgage portfolio:
Mortgage-related securities:
Held-to-maturity	$501,324	$437,932
Available-for-sale	190,915	173,706

Total	692,239	611,638
Loans held-for-investment	227,658	189,147
Allowance for loan losses	(87)	(79)
Unamortized premiums (discounts) and deferred price adjustments, net	1,361	337

Mortgage portfolio, net	921,171	801,043
Loans held for securitization or sale	4,757	17,201

Total mortgage assets	925,928	818,244
Nonmortgage investments:
Held-to-maturity	7,912	2,499
Available-for-sale	43,407	36,794
Cash and cash equivalents	1,356	1,710
Accrued interest receivable	6,133	4,915
Acquired property and foreclosure claims, net	1,347	1,033
Derivatives in gain positions	7,727	3,666
Other	25,361	18,654

Total assets	$1,019,171	$887,515

Liabilities and Stockholders’ Equity
Liabilities:
Debentures, notes and bonds, net:
Senior debt:
Due within one year	$496,314	$382,412
Due after one year	466,929	458,600
Subordinated debt:
Due after one year	12,491	9,970

Total	975,734	850,982
Accrued interest payable	9,139	8,379
Derivatives in loss positions	5,059	5,697
Guaranty liability for MBS	713	729
Other	11,002	5,440

Total liabilities	1,001,647	871,227

Stockholders’ Equity:
Preferred stock, $50 stated value, 100 million shares authorized—82.2 million shares issued and outstanding at September 30, 2003 and 53.6 million shares issued and outstanding at December 31, 2002	4,108	2,678
Common stock, $.525 stated value, $1.23 of dividends per share during the first nine months of 2003 and $1.32 of dividends per share paid in 2002; no maximum authorization—1,129 million shares issued	593	593
Additional paid-in capital	1,851	1,839
Retained earnings	33,781	29,385
Accumulated other comprehensive loss	(15,228)	(11,792)

	25,105	22,703

Less: Treasury stock, at cost, 158 million shares at September 30, 2003 and 140 million shares at December 31, 2002	7,581	6,415

Total stockholders’ equity	17,524	16,288

Total liabilities and stockholders’ equity	$1,019,171	$887,515

See Notes to Financial Statements.

FANNIE MAE

Statements of Changes in Stockholders’ Equity
(Dollars and shares in millions)

						Accumulated
	Net					Other
	Common			Additional		Comprehensive		Total
	Shares	Preferred	Common	Paid-In	Retained	Income	Treasury	Stockholders’
	Outstanding	Stock	Stock	Capital	Earnings	(Loss)	Stock	Equity

	(Unaudited)
Balance at December 31, 2002	989	$2,678	$593	$1,839	$29,385	$(11,792)	$(6,415)	$16,288
Comprehensive income:
Net income	—	—	—	—	5,708	—	—	5,708
Other comprehensive income, net of tax effect:
Net cash flow hedging gains on derivatives	—	—	—	—	—	159	—	159
Net cash flow hedging losses on commitments accounted for as derivatives	—	—	—	—	—	(2,551)	—	(2,551)
Unrealized losses on available-for-sale securities	—	—	—	—	—	(1,044)	—	(1,044)

Total comprehensive income								2,272
Dividends	—	—	—	—	(1,312)	—	—	(1,312)
Shares repurchased	(20)	—	—	—	—	—	(1,264)	(1,264)
Preferred stock issued	—	1,430	—	(13)	—	—	—	1,417
Treasury stock issued for stock options and benefit plans	2	—	—	25	—	—	98	123

Balance at September 30, 2003	971	$4,108	$593	$1,851	$33,781	$(15,228)	$(7,581)	$17,524

Balance at December 31, 2001	997	$2,303	$593	$1,651	$26,175	$(7,065)	$(5,539)	$18,118
Comprehensive income:
Net income	—	—	—	—	3,667	—	—	3,667
Other comprehensive income, net of tax effect:
Net cash flow hedging losses on derivatives	—	—	—	—	—	(9,136)	—	(9,136)
Reclassification of securities from held-to-maturity to available-for-sale under FAS 115	—	—	—	—	—	3,539	—	3,539
Unrealized gains on available-for-sale securities	—	—	—	—	—	1,141	—	1,141

Total comprehensive loss								(789)
Dividends	—	—	—	—	(1,063)	—	—	(1,063)
Shares repurchased	(15)	—	—	—	—	—	(1,146)	(1,146)
Preferred stock redeemed	—	(625)	—	—	—	—	—	(625)
Treasury stock issued for stock options and benefit plans	3	—	—	59	—	—	110	169
Treasury stock issued for special contribution	4	—	—	136	—	—	164	300

Balance at September 30, 2002	989	$1,678	$593	$1,846	$28,779	$(11,521)	$(6,411)	$14,964

See Notes to Financial Statements.

FANNIE MAE

Statements of Cash Flows
(Dollars in millions)

	Nine Months Ended
	September 30,

	2003	2002

	(Unaudited)
Cash flows from operating activities:
Net income	$5,708	$3,667
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of discount/ premium and deferred price adjustments	3,626	4,506
Provision for losses	77	87
Loss on debt extinguishments	2,034	534
Cumulative effect of change in accounting principle, net of tax	(185)	—
Purchased options expense	2,035	2,664
Deferred income taxes	(497)	(1,039)
Other increases (decreases), net	222	(1,146)

Net cash provided by operating activities	13,020	9,273

Cash flows from (used in) investing activities:
Mortgage portfolio purchases	(517,386)	(223,624)
Proceeds from sales from mortgage portfolio	8,495	8,272
Mortgage portfolio principal repayments	376,623	167,860
Net proceeds from disposition of foreclosed properties	2,353	1,657
Purchases of held-to-maturity liquid investments	(2,499,777)	(962,922)
Maturities of held-to-maturity liquid investments	2,504,856	975,981
Purchases of available-for-sale liquid investments	(69,815)	(42,145)
Maturities of available-for-sale liquid investments	67,092	46,675
Proceeds from sales of available-for-sale liquid investments	1,526	5,886

Net cash used in investing activities	(126,033)	(22,360)

Cash flows from (used in) financing activities:
Proceeds from issuance of long-term debt	271,836	172,326
Payments to redeem long-term debt	(221,555)	(113,145)
Proceeds from issuance of short-term debt	1,716,404	1,208,986
Payments to redeem short-term debt	(1,646,700)	(1,243,799)
Proceeds from zero coupon swap calls	—	478
Net payments to purchase or settle hedge instruments	(6,205)	(8,426)
Net payments from stock activities	(1,121)	(2,715)

Net cash provided by financing activities	112,659	13,705

Net increase (decrease) in cash and cash equivalents	(354)	618
Cash and cash equivalents at beginning of period	1,710	1,518

Cash and cash equivalents at end of period	$1,356	$2,136

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$26,709	$30,233
Income taxes	1,120	2,243

See Notes to Financial Statements.

FANNIE MAE

Notes to Financial Statements
(Unaudited)

1.     Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Results for the three-month and nine-month periods ended September 30, 2003 may not necessarily be indicative of the results for the year ending December 31, 2003. The unaudited financial statements should be read in conjunction with Fannie Mae’s audited financial statements and related notes included in the Annual Report on Form 10-K filed with the Securities Exchange Commission (“SEC”) on March 31, 2003. We have reclassified certain amounts in 2002 to conform to the current presentation.

2.     New Accounting Standards

Stock-Based Compensation

Effective January 1, 2003, Fannie Mae adopted the expense recognition provisions of the fair value method of accounting for employee stock compensation pursuant to Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (“FAS 123”). Prior to this date, we used the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and disclosed the pro forma effect of the fair value method. Under the fair value expense recognition provisions of FAS 123, compensation expense is recognized over the vesting period based on the fair value of stock based compensation as of the date of grant. We elected to apply the prospective method of adoption described in the transition provisions of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation— Transition and Disclosure (“FAS 148”). In accordance with these provisions, we will determine the fair value of all new stock-based compensation awarded on January 1, 2003 and thereafter at the grant date and recognize this amount as expense over the vesting period. We will continue to account for stock-based compensation awarded prior to January 1, 2003 under APB No. 25. The effect on net income and diluted earnings per share in the third quarter and first nine months of 2003 from the prospective adoption of the fair value method was not material to our financial results. If compensation cost for all options granted had been determined based on the fair value at grant date consistent with the FAS 123 fair value method, our net income and earnings per share would have been as follows for the third quarter and first nine months of 2003 and 2002.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Dollars in millions,
	except per share amounts)
Net income available to common stockholders, as reported	$2,624	$968	$5,602	$3,576
Plus: Stock-based employee compensation expense included in reported net income, net of related tax effects	15	9	48	26
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(29)	(26)	(87)	(81)

Pro forma net income available to common stockholders	$2,610	$951	$5,563	$3,521

Earnings per share:

Basic – as reported	$2.70	$.98	$5.72	$3.60
Basic – pro forma	2.68	.96	5.68	3.54

Diluted – as reported	2.69	.97	5.70	3.58
Diluted – pro forma	2.67	.96	5.66	3.52

The following table summarizes information about our nonqualified stock options outstanding at September 30, 2003.

	Options Outstanding				Options Exercisable

	Number	Weighted-Average			Number
	of	Remaining		Weighted-Average	of	Weighted-Average
Range of Exercise Prices	Options(1)	Contractual Life		Exercise Price	Options(1)	Exercise Price

$18.00 – $35.00	3,551	1.3		$23.31	3,551	$23.31
35.01 – 52.00	3,743	3.8		46.28	3,593	46.01
52.01 – 70.00	10,098	7.1		65.63	3,329	65.99
70.01 – 87.00	9,755	7.3		77.21	4,552	75.63

Total	27,147	6.0	yrs	$61.59	15,025	$54.05

(1)	Options in thousands.

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

During the first nine months of 2003 we recorded a guaranty fee obligation of $3.561 billion in accordance with FIN 45 and a corresponding guaranty fee receivable of the same amount. The guaranty fee obligation is included in our September 30, 2003 balance sheet under “Other liabilities” and the guaranty fee receivable is included in our balance sheet under “Other assets.” During the third quarter and first nine months of 2003, we recognized $74 million and $95 million, respectively, of imputed interest income on the guaranty fee receivable that is a component of guaranty fee income and amortized $90 million and $129 million, respectively, of the related guaranty fee obligation into guaranty fee income.

Commitments to Purchase Mortgages and Purchase or Sell Mortgage-Related Securities

Effective July 1, 2003, we adopted Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“FAS 149”), which amends and clarifies certain aspects of FAS 133, including the accounting for commitments to purchase loans and commitments to purchase and sell when-issued securities. FAS 149 applies to Fannie Mae’s mortgage loan purchase commitments entered into or modified after June 30, 2003, and purchase and sale commitments for when-issued mortgage securities entered into after and outstanding at June 30, 2003. As a result of the adoption of FAS 149, we are required to account for the majority of commitments to purchase whole loans and to purchase or sell mortgage-related securities, which we enter into in the normal course of business, as derivatives. During the commitment period, we will record commitments to purchase or sell mortgages or mortgage-related securities on our balance sheet at fair value and record changes in the fair value either in accumulated other comprehensive income (“AOCI”) or earnings, depending on the hedge designation and related accounting treatment. When the commitment ultimately settles, we will record purchased loans and securities on our balance sheet at fair value.

We recorded a cumulative after-tax transition gain of $185 million ($285 million pre-tax) from the adoption of FAS 149. The transition gain primarily relates to recording the fair value of open portfolio purchase commitments for when-issued securities totaling $113 billion at June 30, 2003. The offset to the transition gain related these commitments resulted in recording a fair value purchase price adjustment on our balance sheet that will amortize into future earnings as a reduction of interest income over the estimated life of the underlying mortgage securities retained in our portfolio. Subsequent to June 30, we designated and accounted for these commitments as cash flow hedges of forecasted transactions. Prior to the adoption of FAS 149, we accounted for the majority of our mortgage-related commitments as off-balance sheet arrangements and recorded purchased loans and securities on our balance sheet at settlement based on the purchase price.

Consolidation of Variable Interest Entities (“VIE”)

FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), was issued in January 2003. FIN 46 provides guidance on when a company should include the assets, liabilities, and activities of a VIE in its financial statements and when it should disclose information about its relationship with a VIE. The provisions of FIN 46 were effective February 1, 2003 for all arrangements entered into after January 31, 2003. FIN 46 is effective in the fourth quarter of 2003 for those arrangements entered into prior to January 31, 2003.

We are continuing to evaluate whether we have relationships with VIEs and, if so, whether we should consolidate them and disclose information about them as either the primary beneficiary or as an interest holder. The FASB has issued ongoing guidance related to the application of FIN 46 and has recently issued a proposed clarification and modification of FIN 46 for comment. When this guidance is finalized, it may affect our determination of whether certain entities are VIEs and the potential consolidation of these entities. Based on existing guidance and our current analysis, several entities that we are involved with— primarily low-income housing tax credit partnerships— meet the definition of a VIE. However, we do not believe we will be required to consolidate our interests in these VIEs under FIN 46 based on our preliminary assessment. Our current investment balance of $4 billion plus the risk of recapture of tax credits previously recognized on these investments represents our maximum exposure to loss. We believe the risk of recapture of previously recognized tax credits is low. Our exposure to loss on these partnerships is mitigated by the strength of our investment sponsors and third party asset managers as well as the condition and financial performance of the underlying properties. In certain of these partnerships, our exposure to loss is further mitigated by a guaranteed economic return from investment grade counterparties. The accounting policies for our investments in low income housing tax credit partnerships as a limited partner and a description of our primary partnership investments are provided in our 2002 financial statements.

Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock

In July 2003, the SEC issued a clarification of Emerging Issues Task Force Topic D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock (“Topic D-42”). The SEC stated that the carrying amount of preferred stock should be reduced by the related issuance costs regardless of where those costs were initially classified at the time of issuance. Consequently, the excess of the fair value of the consideration transferred to preferred stockholders over the carrying amount of the preferred stock must be subtracted from net earnings to determine net earnings available to common stockholders in the calculation of earnings per share. The clarification of Topic D-42 was effective for Fannie Mae on July 1, 2003. As a result of the application of Topic D-42, we restated our earnings per share calculation for prior periods to include issuance costs in determining the carrying amount of the preferred stock we redeemed. The restatement reduced our net income available to common stockholders by $5 million and our diluted earnings per share by $.01 per share for the three months ended September 30, 2002. The restatement reduced our net income available to common stockholders by $12 million and our basic and diluted earnings per share by $.01 per share for the nine months ended September 30, 2002.

3.     Mortgage Assets

We classify mortgage loans on our balance sheet as either held-for-investment or held for securitization or sale. Our mortgage portfolio includes MBS and other mortgage-related securities that we classify as either held-to-maturity or available-for-sale.

Mortgage-Related Securities

The following table shows gross unrealized gains and losses on our MBS and mortgage-related securities at September 30, 2003 and December 31, 2002.

	September 30, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost(1)	Gains	Losses	Value

	(Dollars in millions)
Held-to-maturity portfolio	$501,324	$16,082	$(317)	$517,089
Available-for-sale portfolio	186,217	5,552	(854)	190,915

	December 31, 2002

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost(1)	Gains	Losses	Value

Held-to-maturity portfolio	$437,932	$18,325	$(133)	$456,124
Available-for-sale portfolio	167,202	6,885	(381)	173,706

(1)	Amortized cost includes unamortized premiums, discounts, and other deferred price adjustments.

We recorded the following gross realized gains and losses from the sale of mortgage-related securities classified as available-for-sale during the three months and nine months ended September 30, 2003 and 2002.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Dollars in millions)
Gross realized gains	$40	$34	$152	$75
Gross realized losses	6	1	8	21

For the three and nine months ended September 30, 2003, we transferred $12 billion and $19 billion, respectively, of mortgage-related securities classified as available-for-sale to held-to-maturity, which is permitted by FAS 115. For the nine months ended September 30, 2002, we transferred $21 billion of mortgage-related securities to held-to-maturity from available-for sale.

Securitizations

In some cases, we create real estate mortgage investment conduits (“REMICs”) using assets from our mortgage portfolio. For the nine months ended September 30, 2003 and 2002, we sold a portion of the assets at time of securitization totaling $567 million and $3,500 million, respectively, received cash proceeds of $565 million and $3,563 million, respectively, and recognized a net gain of $1 million and $24 million, respectively. We may retain an interest in the REMICs. In these instances, we measure our retained interests by allocating the carrying amount of the assets we retained based on their fair value at the transfer date relative to the assets we sold. We are a passive investor with regard to the transferred assets, as our continuing involvement is limited to guaranteeing some of the assets underlying these REMICs.

The following table shows the book value and fair value of our retained interests in REMICs, the weighted-average life, the key assumptions used in measuring the fair value of retained interests at the time of securitization and sensitivities of the key assumptions at September 30, 2003 and December 31, 2002.

	September 30,		December 31,
	2003		2002

Net book value of retained interests (dollars in billions)	$21.2		$41.9

Fair value of retained interests (dollars in billions)	21.5		42.7
Weighted-average life	4.5	years	3.7	years
Key assumptions at date of securitization:
Weighted-average life	6.0	years	6.0	years
Average lifetime constant prepayment rate (“CPR”) prepayment speed assumption	15.8%		16.1%
Average discount rate assumption	5.1		5.2

Estimated effect on fair value of adverse change in assumptions (dollars in millions):
Prepayment speed assumptions:

5 percent change in 12 month CPR	$(24)		$(68)
10 percent change in 12 month CPR	(47)		(131)
15 percent change in 12 month CPR	(69)		(203)
Average 12 month CPR prepayment speed assumption	35.4%		49.2%
Discount rate assumptions (dollars in millions):

5 percent change	$(251)		$(358)
10 percent change	(496)		(711)
15 percent change	(733)		(1,049)
Average discount rate assumption	3.9%		3.3%

4.     Allowance for Loan Losses and Guaranty Liability for MBS

We maintain a separate allowance for loan losses for our mortgage portfolio as well as a guaranty liability for our guaranty of MBS. The following table summarizes changes during the third quarters of 2003 and 2002 and the first nine months of 2003 and 2002.

	Three Months Ended September 30, 2003			Three Months Ended September 30, 2002

		Guaranty	Combined Allowance		Guaranty	Combined Allowance
	Allowance	Liability	for Loan Losses and	Allowance	Liability	for Loan Losses and
	for Loan	for	Guaranty Liability	for Loan	for	Guaranty Liability
	Losses	MBS	for MBS	Losses	MBS	for MBS

	(Dollars in millions)
Balance at June 30	$83	$725	$808	$50	$761	$811
Provision	8	20	28	5	20	25
Charge-offs	(4)	(32)	(36)	(4)	(24)	(28)

Balance at September 30	$87	$713	$800	$51	$757	$808

	Nine Months Ended September 30, 2003			Nine Months Ended September 30, 2002

		Guaranty	Combined Allowance		Guaranty	Combined Allowance
	Allowance	Liability	for Loan Losses and	Allowance	Liability	for Loan Losses and
	for Loan	for	Guaranty Liability	for Loan	for	Guaranty Liability
	Losses	MBS	for MBS	Losses	MBS	for MBS

Balance at December 31	$79	$729	$808	$48	$755	$803
Provision	16	61	77	12	75	87
Charge-offs	(8)	(77)	(85)	(9)	(73)	(82)

Balance at September 30	$87	$713	$800	$51	$757	$808

The following table summarizes the unpaid principal balance (“UPB”) of impaired loans and specific loss allowance on these loans at September 30, 2003 and December 31, 2002. We recognized approximately $.2 million in interest income during the first nine months of 2003 on loans that were impaired at September 30, 2003. We recognized approximately $.3 million in interest income during the first nine months of 2002 on loans that were impaired at September 30, 2002.

	September 30,	December 31,
	2003	2002

	(Dollars in millions)
UPB of impaired loans(1)	$321	$314
UPB of impaired loans with specific loss allowance	101	137
Specific loss allowance on impaired and restructured loans	9	17
UPB of impaired loans without specific loss allowance	220	177
Average UPB of impaired loans(2)	313	285

(1)	A loan is impaired when, based on current information and events, it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement.

(2)	Averages have been calculated on a monthly average basis.

5.     Nonmortgage Investments

We classify and account for nonmortgage investments as either held-to-maturity or available-for-sale according to FAS 115. The following table shows the amortized cost, fair value, yield, and remaining maturities of our held-to-maturity and available-for sale investments.

	September 30, 2003			December 31, 2002

	Amortized	Fair		Amortized	Fair
	Cost(1)	Value	Yield	Cost(1)	Value	Yield

	(Dollars in millions)
Available-for-sale:
Due within one year	$10,313	$10,333	1.58%	$8,844	$8,851	2.31%
Due after one year through five years	6,094	6,126	1.46	5,620	5,632	2.42

	16,407	16,459	1.54	14,464	14,483	2.35
Asset backed securities(2)	26,919	26,948	1.67	22,281	22,311	2.22

Total available-for-sale	43,326	43,407		36,745	36,794

Held-to-maturity:
Due within one year	7,912	7,912	.97	2,465	2,466	1.88
Due after one year through five years	—	—	—	34	34	6.21

Total held-to-maturity	7,912	7,912	.97	2,499	2,500	1.94

Total	$51,238	$51,319	1.52%	$39,244	$39,294	2.25%

(1)	Amortized cost includes unamortized premiums, discounts, and other deferred price adjustments.

(2)	Contractual maturity of asset-backed securities is not a reliable indicator of expected life because borrowers generally have the right to repay their obligation at any time.

The unrealized gains and losses in our available-for-sale and held-to-maturity nonmortgage investments at September 30, 2003 and December 31, 2002 are as follows:

	September 30, 2003				December 31, 2002

		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

	(Dollars in millions)
Available-for-sale:
Asset-backed securities	$26,919	$61	$(32)	$26,948	$22,281	$98	$(68)	$22,311
Floating rate notes(1)	10,851	14	(1)	10,864	11,754	10	(29)	11,735
Taxable auction notes	2,930	—	—	2,930	949	—	—	949
Corporate bonds	1,140	37	—	1,177	1,149	42	—	1,191
Auction rate preferred stock	824	2	—	826	112	—	(4)	108
Municipal bonds	612	—	—	612	—	—	—	—
Commercial paper	—	—	—	—	100	—	—	100
Other	50	—	—	50	400	—	—	400

Total	$43,326	$114	$(33)	$43,407	$36,745	$150	$(101)	$36,794

Held-to-maturity:
Repurchase agreements	$4,189	$—	$—	$4,189	$181	$—	$—	$181
Federal funds	3,286	—	—	3,286	150	—	—	150
Auction rate preferred stock	—	—	—	—	402	—	—	402
Eurodollar time deposits	—	—	—	—	1,398	—	—	1,398
Commercial paper	—	—	—	—	100	—	—	100
Other	437	—	—	437	268	1	—	269

Total	$7,912	$—	$—	$7,912	$2,499	$1	$—	$2,500

(1)	As of September 30, 2003 and December 31, 2002, 100 percent of floating rate notes repriced at intervals of 90 days or less.

We recorded the following gross realized gains and losses from the sale of nonmortgage investments classified as available-for-sale during the three months and nine months ended September 30, 2003 and 2002.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Dollars in millions)
Gross realized gains	$1	$4	$5	$4
Gross realized losses	1	—	1	2

6.     Earnings Per Common Share

The following table shows the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,				Nine Months Ended September 30,

	2003		2002		2003		2002

	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

	(Dollars in millions, except per share amounts)
Net income before cumulative effect of change in accounting principle	$2,481	$2,481	$994	$994	$5,523	$5,523	$3,667	$3,667
Cumulative effect of change in accounting principle	185	185	—	—	185	185	—	—

Net income	2,666	2,666	994	994	5,708	5,708	3,667	3,667
Preferred stock dividends and issuance costs	(42)	(42)	(26)	(26)	(106)	(106)	(91)	(91)

Net income available to common stockholders	$2,624	$2,624	$968	$968	$5,602	$5,602	$3,576	$3,576

Weighted average common shares outstanding	973	973	990	990	980	980	994	994
Dilutive potential common shares(1)	—	3	—	4	—	3	—	5

Average number of common shares outstanding used to calculate earnings per common share	973	976	990	994	980	983	994	999

Earnings per common share before cumulative effect of change in accounting principle	$2.51	$2.50	$.98	$.97	$5.53	$5.51	$3.60	$3.58
Cumulative effect of change in accounting principle	.19	.19	—	—	.19	.19	—	—

Net earnings per common share	$2.70	$2.69	$.98	$.97	$5.72	$5.70	$3.60	$3.58

(1)	Dilutive potential common shares consist primarily of the dilutive effect from employee stock options and other stock compensation plans.

7.     Line of Business Reporting

We have two primary lines of business: Portfolio Investment business and Credit Guaranty business. The following tables reconcile our line of business core business earnings to our reported net income for the three and nine months ended September 30, 2003 and 2002.

Reconciliation of Core Business Earnings to Reported Results

	Three Months Ended September 30, 2003

			Total Core	Reconciling
	Portfolio	Credit	Business	Items Related to		Reported
	Investment	Guaranty	Earnings	Purchased Options		Results

	(Dollars in millions)
Net interest income	$3,271	$218	$3,489	$—		$3,489
Purchased options amortization expense	(820)	—	(820)	820	(2)	—

Core net interest income	2,451	218	2,669	820		3,489
Guaranty fee income (expense)	(414)	1,027	613	—		613
Fee and other income, net	119	(15)	104	—		104
Credit-related expenses(1)	—	(29)	(29)	—		(29)
Administrative expenses	(99)	(248)	(347)	—		(347)
Purchased options income under FAS 133	—	—	—	473	(3)	473
Debt extinguishments	(902)	—	(902)	—		(902)

Income before federal income taxes and cumulative effect of change in accounting principle	1,155	953	2,108	1,293		3,401
Provision for federal income taxes	(299)	(168)	(467)	(453	)(4)	(920)
Cumulative effect of change in accounting principle, net of tax	185	—	185	—		185

Net income	$1,041	$785	$1,826	$840		$2,666

	Three Months Ended September 30, 2002

			Total Core	Reconciling
	Portfolio	Credit	Business	Items Related to		Reported
	Investment	Guaranty	Earnings	Purchased Options		Results

Net interest income	$2,409	$182	$2,591	$—		$2,591
Purchased options amortization expense	(399)	—	(399)	399	(2)	—

Core net interest income	2,010	182	2,192	399		2,591
Guaranty fee income (expense)	(342)	805	463	—		463
Fee and other income, net	111	(20)	91	—		91
Credit-related expenses(1)	—	(13)	(13)	—		(13)
Administrative expenses	(93)	(222)	(315)	—		(315)
Purchased options income under FAS 133	—	—	—	(1,378	)(3)	(1,378)
Debt extinguishments	(138)	—	(138)	—		(138)

Income before federal income taxes	1,548	732	2,280	(979)		1,301
Provision for federal income taxes	(455)	(194)	(649)	342	(4)	(307)

Net income	$1,093	$538	$1,631	$(637)		$994

	Nine Months Ended September 30, 2003

			Total Core	Reconciling Items
	Portfolio	Credit	Business	Related to		Reported
	Investment	Guaranty	Earnings	Purchased Options		Results

	(Dollars in millions)
Net interest income	$9,736	$622	$10,358	$—		$10,358
Purchased options amortization expense	(2,301)	—	(2,301)	2,301	(2)	—

Core net interest income	7,435	622	8,057	2,301		10,358
Guaranty fee income (expense)	(1,221)	3,013	1,792	—		1,792
Fee and other income, net	472	(23)	449	—		449
Credit-related expenses(1)	—	(72)	(72)	—		(72)
Administrative expenses	(303)	(742)	(1,045)	—		(1,045)
Purchased options expense under FAS 133	—	—	—	(2,035	)(3)	(2,035)
Debt extinguishments	(2,034)	—	(2,034)	—		(2,034)

Income before federal income taxes and cumulative effect of change in accounting principle	4,349	2,798	7,147	266		7,413
Provision for federal income taxes	(1,237)	(560)	(1,797)	(93	)(4)	(1,890)
Cumulative effect of change in accounting principle, net of tax	185	—	185	—		185

Net income	$3,297	$2,238	$5,535	$173		$5,708

	Nine Months Ended September 30, 2002

			Total Core	Reconciling Items
	Portfolio	Credit	Business	Related to		Reported
	Investment	Guaranty	Earnings	Purchased Options		Results

Net interest income	$7,056	$498	$7,554	$—		$7,554
Purchased options amortization expense	(1,040)	—	(1,040)	1,040	(2)	—

Core net interest income	6,016	498	6,514	1,040		7,554
Guaranty fee income (expense)	(997)	2,290	1,293	—		1,293
Fee and other income, net	254	(117)	137	—		137
Credit-related expenses(1)	—	(59)	(59)	—		(59)
Administrative expenses	(269)	(637)	(906)	—		(906)
Purchased options expense under FAS 133	—	—	—	(2,664	)(3)	(2,664)
Debt extinguishments	(534)	—	(534)	—		(534)

Income before federal income taxes	4,470	1,975	6,445	(1,624)		4,821
Provision for federal income taxes	(1,313)	(410)	(1,723)	569	(4)	(1,154)

Net income	$3,157	$1,565	$4,722	$(1,055)		$3,667

(1)	Credit-related expenses include the income statement line items “Provision for losses” and “Foreclosed property expense (income)”.

(2)	Represents the straight-line amortization of purchased options premiums that we allocate to interest expense over the original expected life of the options. We include this amount in core business earnings instead of recording changes in the time value of purchased options because this treatment is more consistent with the accounting for the embedded options in our callable debt and the vast majority of our mortgages.

(3)	Represents changes in the fair value of the time value of purchased options recorded in accordance with FAS 133. We exclude this amount from our core business earnings measure because the period-to-period fluctuations in the time value portion of our options do not reflect the economics of our current risk management strategy, which generally is to hold our purchased options to maturity or exercise date. Consequently, we do not expect to realize the period-to-period fluctuations in time value. In addition, the accounting for purchased options under FAS 133 is inconsistent with the accounting for embedded options in our callable debt and mortgages.

(4)	Represents the net federal income tax effect of core business earnings adjustments based on the applicable federal income tax rate of 35 percent.

The only difference between our core business earnings and reported net income relates to the accounting treatment for purchased options under FAS 133. This difference only affects our Portfolio Investment business. Core business earnings and reported net income are the same for our Credit Guaranty business. The Portfolio Investment business represented $993 billion, or 97 percent of total assets, at September 30, 2003 and $869 billion, or 98 percent of total assets, at December 31, 2002.

8.	Derivative Instruments and Hedging Activities

As a result of the adoption of FAS 149, we are required to account for the majority of our commitments to purchase whole loans and to purchase or sell mortgage-related securities as derivatives and record these commitments on our balance sheet at fair value. We estimate the fair value of mortgage commitments based on the difference between quoted market prices for mortgage-related securities or estimates of market prices for whole loans based on MBS market prices and our committed price.

Certain of our mortgage commitments qualify as cash flow hedges of forecasted purchases or sales because the change in fair value of the commitment is expected to change in direct correlation with the forecasted transaction being hedged. Accordingly, changes in the fair value of the commitment will be recorded in AOCI, to the extent effective. We will amortize the deferred AOCI amount into earnings as a component of interest income over the life of the security or loan whose purchase is being hedged for portfolio purchases or include as a component of the gain or loss on sales. When we settle a purchase commitment, we will record the purchase at fair value. The difference between the purchase price and fair value (“fair value purchase price adjustment”) is expected to equal the amount recorded in AOCI at settlement. We will amortize the amount recorded in AOCI and the offsetting fair value purchase price adjustment into earnings as a component of “interest income” over the estimated life of the loans or securities. Because the amortization amounts are equal and offsetting, we do not expect any effect on our income statement.

We will not apply hedge accounting to certain other commitments considered derivatives under FAS 149, primarily offsetting purchase and sell commitments that we expect to settle at the same time. Therefore, we will mark to market these commitments through earnings as a component of “fee and other income.” However, we expect the gains and losses to largely offset with only a minimal effect on our earnings. We may, in certain cases, purchase loans to securitize and enter into forward commitments to sell the related MBS. In these cases, we will designate the sale commitment as a fair value hedge of the corresponding loans recorded on our balance sheet and record changes in the fair value of the commitment in earnings as an offset against changes in the fair value of the loans. We also expect these gains and losses to largely offset with a minimal effect on our earnings.

The following table shows the outstanding notional balances of our derivative instruments and mortgage commitments accounted for as derivatives at September 30, 2003 and December 31, 2002 based on the hedge classification. We distinguish between mortgage commitments accounted for as derivatives under FAS 149 and the derivative instruments we have used historically to supplement our issuance of debt in our disclosures because we generally settle the notional amount of our mortgage commitments; however, we do not settle the notional amount of our derivative instruments. We had no open hedge positions on the anticipatory issuance of debt at September 30, 2003. However, we had open commitment positions for the forecasted purchase of whole loans or mortgage-related securities with a maximum length of time over which we were hedging of 118 days at September 30, 2003.

	September 30, 2003				December 31, 2002

	Cash Flow	Fair Value	No Hedge		Cash Flow	Fair Value
	Hedges	Hedges	Designation	Total	Hedges	Hedges	Total

	(Dollars in millions)
Derivative Instruments
Interest rate swaps:
Pay-fixed	$297,219	$30,498	$—	$327,717	$152,157	$16,355	$168,512
Receive-fixed	136,488	51,258	—	187,746	22,734	29,636	52,370
Basis	39,600	—	—	39,600	25,525	—	25,525
Forward starting	66,750	—	—	66,750	8,200	—	8,200
Interest rate caps	138,100	—	—	138,100	122,393	—	122,393
Swaptions:
Pay-fixed	167,930	—	—	167,930	129,225	—	129,225
Receive-fixed	54,246	83,924	—	138,170	51,500	94,750	146,250
Other(1)	—	5,968	69	6,037	—	4,120	4,120

	$900,333	$171,648	$69	$1,072,050	$511,734	$144,861	$656,595

Mortgage commitments(2)
Forward contracts to purchase whole loans and mortgage-related securities	$28,090	$—	$23,423	$51,513	$—	$—	$—
Forward contracts to sell mortgage-related securities	2,415	4,688	22,502	29,605	—	—	—

(1)	Includes foreign currency swaps, forward starting swaps, asset swaps, and other derivatives used to hedge anticipated debt issues.

(2)	Effective with our July 1, 2003 adoption of FAS 149, mandatory mortgage purchase and sale commitments and optional purchase and sale commitments with a fixed price entered into subsequent to June 30, 2003 are accounted for as derivatives and recorded on Fannie Mae’s balance sheet at fair value.

FAS 133 requires that changes in the fair value of derivative instruments be recognized in earnings unless specific hedge accounting criteria are met. Although Fannie Mae’s derivatives may be effective economic hedges and critical in our interest rate risk management strategy, they may not meet the hedge accounting criteria of FAS 133. At September 30, 2003, we had $69 million in outstanding notional amount of derivatives that did not qualify for hedge accounting under FAS 133, which we are required to mark-to-market through earnings. We also had $46 billion in notional amount of mortgage commitments accounted for as derivatives that we did not designate for hedge accounting.

The following table shows the impact of FAS 133 on AOCI, net of taxes, between December 31, 2002 and September 30, 2003 related to all contracts accounted for as derivatives.

	Nine Months Ended
	September 30,

	2003	2002

	(Dollars in
	millions)
Impact on AOCI:
Balance at January 1	$(16,251)	$(7,359)
Losses on cash flow hedges related to derivatives, net	(3,621)	(13,273)
Losses on cash flow hedges related to mortgage commitments, net	(2,640)	—
Reclassifications to earnings, net	3,869	4,137

Balance at September 30	$(18,643)	$(16,495)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosure about market risk is set forth on pages 28 to 32 of this Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Risk Management— Interest Rate Risk Management” and is incorporated herein by reference.

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

On October 29, 2003, we filed an amendment on Form 8-K/A with the SEC to a Current Report on Form 8-K, dated October 16, 2003. The amendment corrected errors in our third quarter earnings press release. The errors were primarily the result of an incorrect formula in a spreadsheet used to determine the adjustment necessary to recognize securities classified as available for sale at fair value. This computational error was due to the miscalculation of the effect of adjustments necessary in this process as a result of our adoption of FAS 149. We discovered these errors in the course of additional procedures performed in the preparation of this Form 10-Q. We are in the process of automating our existing systems to facilitate our accounting for commitments as derivatives pursuant to FAS 149.

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

During the quarter ended September 30, 2003, Fannie Mae sold 4,500,000 shares of Non-Cumulative Preferred Stock, Series N, through a syndicate of underwriters led by Goldman, Sachs & Co. and Bear, Stearns & Co., Inc.; the aggregate offering price was $225,000,000 and the aggregate underwriting discount was $1,968,750. The proceeds from such sale were used for general corporate purposes.

(d)	Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Recent Legislative and Regulatory Developments

Several bills recently have been introduced in Congress that propose to alter the regulatory regime under which Fannie Mae operates. These bills seek to transfer regulatory responsibility for overseeing Fannie

Mae’s financial safety and soundness from our current regulator, OFHEO, to a bureau under the U.S. Department of the Treasury. Some of the bills would also move various of the Department of Housing and Urban Development’s regulatory authorities over Fannie Mae to the Treasury bureau. Several bills seek to provide additional or expanded powers to Fannie Mae’s regulators. We cannot predict whether any legislation will be approved by Congress and signed into law by the President and, if so, the final form or effective date of the legislation.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits:

Exhibit 4.1	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series N
Exhibit 10.1	Fannie Mae Supplemental Pension Plan of 2003
Exhibit 12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
Exhibit 31.1	Certification of CEO pursuant to Securities Exchange Act of 1934 Rule 13a-14
Exhibit 31.2	Certification of CFO pursuant to Securities Exchange Act of 1934 Rule 13a-14
Exhibit 32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On July 15, 2003, we filed a Current Report on Form 8-K dated July 14, 2003, reporting our earnings for the second quarter of fiscal year 2003, and certain other financial data, under Items 5 and 9.

On August 13, 2003, we filed a Current Report on Form 8-K dated August 13, 2003, reporting monthly financial results for the month of July 2003, under Item 5.

On August 15, 2003, we filed a Current Report on Form 8-K dated August 15, 2003, disclosing the quarterly business activity supplement for the second quarter of fiscal year 2003, under Item 5.

On September 15, 2003, we filed a Current Report on Form 8-K dated September 15, 2003, reporting monthly financial results for the month of August 2003, under Item 5.

No other reports on Form 8-K were filed during the third quarter of 2003; however, we filed the following reports on Form 8-K subsequent to September 30, 2003:

On October 16, 2003, we filed a Current Report on Form 8-K dated October 16, 2003, reporting our earnings for the third quarter of fiscal year 2003, and certain other financial data, under Items 5 and 12.

On October 29, 2003, we filed an amendment on Form 8-K/ A to the Current Report dated October 16, 2003; and on October 30, 2003, we filed a further amendment on Form 8-K/ A to the Current Report dated October 16, 2003.

On November 14, 2003, we filed a Current Report on Form 8-K dated November 13, 2003, reporting monthly financial results for the month of October 2003, under Item 9.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal National Mortgage Association

Date: November 14, 2003

By:	/s/ J. TIMOTHY HOWARD

J. Timothy Howard Vice Chairman and Chief Financial Officer

By:	/s/ LEANNE G. SPENCER

Leanne G. Spencer Senior Vice President and Controller

INDEX TO EXHIBITS

Exhibit 4.1	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series N
Exhibit 10.1	Fannie Mae Supplemental Pension Plan of 2003
Exhibit 12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
Exhibit 31.1	Certification of CEO pursuant to Securities Exchange Act of 1934 Rule 13a-14
Exhibit 31.2	Certification of CFO pursuant to Securities Exchange Act of 1934 Rule 13a-14
Exhibit 32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002