Form 10-K
period 2003-12-31
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2004-03-15
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

☐ Yes                    ☒ No

As of February 29, 2004, there were 973,632,716 shares of common stock outstanding. As of June 30, 2003 (the last business day of Registrant’s most recent second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $65,845 million. As of February 29, 2004, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $72,925 million.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the registrant’s definitive proxy statement for its 2004 Annual Meeting of Shareholders (Part III)

i

ii

PART I

Item 1. Business

OVERVIEW

Introduction

At Fannie Mae (formally, the Federal National Mortgage Association), our purpose is to facilitate the flow of low-cost mortgage capital in order to increase the availability and affordability of homeownership for low-, moderate-, and middle-income Americans. We are an instrument of national housing policy, originally established in 1938 as a U.S. government entity, and we currently operate under a federal charter. Our primary regulator is the Office of Federal Housing Enterprise Oversight (“OFHEO”). However, we are a private, shareholder-owned company. We became a shareholder-owned company by legislation enacted in 1968, which we refer to as the “Charter Act” (the Federal National Mortgage Association Charter Act, 12 U.S.C. §1716 et seq.). Our common stock is traded primarily on the New York Stock Exchange under the symbol “FNM.” The U.S. government does not guarantee, directly or indirectly, Fannie Mae’s securities or other obligations.

Fannie Mae is the nation’s largest source of funds for mortgage lenders, providing resources for our customers to make additional mortgage loans or investments in mortgage-related securities. We provide liquidity to the mortgage market for the benefit of borrowers; however, we do not lend money directly to consumers. We operate exclusively in the secondary mortgage market by purchasing mortgages and mortgage-related securities, including mortgage-related securities guaranteed by Fannie Mae, from primary market institutions, such as commercial banks, savings and loan associations, mortgage companies, securities dealers and other investors. We provide additional liquidity in the secondary mortgage market by issuing and guaranteeing mortgage-related securities.

Fannie Mae expands equal housing access and opportunity in America by helping our lender customers reach the nation’s underserved families and communities. In 1994, we launched our Trillion Dollar Commitment to provide $1 trillion in home financing for 10 million families traditionally underserved by mainstream mortgage finance. After achieving that goal ahead of plan, in 2000 Fannie Mae announced a new, redoubled affordable housing plan, our $2 trillion American Dream Commitment®, to serve 18 million underserved families by 2010. Having met that goal, Fannie Mae announced in January 2004 the next stage of the American Dream Commitment.

Working closely with our partners (including lenders, mortgage insurers, non-profit organizations, home builders, housing finance agencies, and other federal, state, and local government partners), Fannie Mae has set goals of expanding access to homeownership for millions of first-time home buyers and helping to raise the minority homeownership rate to 55 percent, by creating 6 million new homeowners, including 1.8 million new minority homeowners by 2014. Steps Fannie Mae has outlined to achieve these goals include applying technology to lower the costs of mortgage originations and expand access to mortgage credit; building stronger partnerships with those who serve as trusted advisors to first-time home buyers; adapting products and processes that build upon public sector assistance to potential home buyers; and working to transform manufactured housing lending.

Definitions

In this document, the terms “loans,” “mortgage loans” and “mortgages,” refer to both whole loans and loan participations secured by residential real estate or by manufactured housing units. Mortgage loans secured by four or fewer residential dwelling units are referred to as “single-family” mortgage loans and mortgage loans secured by more than four residential dwelling units are referred to as “multifamily” mortgage loans.

We use the term “mortgage-related securities” to refer generally to mortgage securities that represent beneficial interests in pools of mortgage loans or in other mortgage-related securities. These securities may be issued by Fannie Mae or by others.

We use the term mortgage-backed securities (“MBS”) to refer only to those mortgage-related securities we issue and on which we guarantee the timely payment of principal and interest.

We use the term “outstanding MBS” to refer only to MBS held by investors other than Fannie Mae.

We use the term “mortgage assets” to refer to both mortgage loans and mortgage-related securities we hold in our portfolio.

Business Segments

We provide liquidity in the secondary mortgage market through our two primary business segments: the Portfolio Investment business and the Credit Guaranty business.

In the Portfolio Investment business, we purchase mortgage loans and mortgage-related securities from mortgage lenders, which replenishes those lenders’ funds for making additional mortgage loans or other investments. We also purchase mortgage loans, mortgage-related securities and other investments from securities dealers, investors and other market participants. In addition, our liquid investment portfolio primarily invests in high quality, short-term, nonmortgage assets that can provide us with liquidity as the need arises. We acquire the funds to purchase these loans, mortgage-related securities and other investments from our equity capital and by selling debt securities to domestic and international capital markets investors. By doing so, we expand the total amount of funds available to finance housing in the United States. Income from our Portfolio Investment business comes primarily from the difference, or spread, between the yield on mortgage assets and other investments in our portfolio and our borrowing costs.

In the Credit Guaranty business, we receive fees for our guaranty of timely payment of principal and interest payments due to certificateholders on MBS. The guaranty fees we charge are based on the credit risk we assume, the costs of administering the MBS and market and competitive factors. We typically issue MBS by exchanging mortgage loans from a lender for MBS. The lender may then hold the MBS as an investment or sell the MBS in the market to replenish its funds for additional lending. This activity provides liquidity to the lender because MBS, which carry Fannie Mae’s guaranty, are more readily marketable than mortgage loans without this guaranty.

We have described our business segments in more detail under “Business— Business Segments.”

Additional Information

Debt, equity and MBS securities we issue are exempt from registration under the Securities Act of 1933 and are “exempted securities” under the Securities Exchange Act of 1934. In July 2002, we announced a voluntary initiative to register our common stock, without par value, with the Securities and Exchange Commission under Section 12(g) of the Securities Exchange Act of 1934. The registration of our common stock became effective on March 31, 2003. Registration of our common stock does not impact the exempt status of debt, equity and MBS securities we issue.

We file reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy statements, and other information that we file with the SEC. You may also inspect our SEC reports and other information at the New York Stock Exchange, Inc., 20 Broad Street, New York, NY 10005 or obtain them, free of charge, from our website at http://www.fanniemae.com. We are providing the addresses of the SEC’s and our Internet sites solely for the information of investors. We do not intend the Internet addresses to be active links.

THE RESIDENTIAL MORTGAGE MARKET

Residential Mortgage Debt Outstanding

The housing market in which we operate consists of the supply, or “stock,” of total outstanding residential mortgages. In its Flow of Funds Accounts, the Board of Governors of the Federal Reserve System estimates and publishes figures each quarter on the stock of residential mortgages. The total residential mortgage debt outstanding figures published by the Federal Reserve include loans secured by single-family properties and multifamily properties. As of December 31, 2003, the latest date for which information is available, the Federal Reserve’s estimate for total residential mortgage debt outstanding was $7.8 trillion. (See “Business— Fannie Mae Business Standards— Principal Balance Limits” for a discussion of the limits on mortgages we purchase.) The following table shows the Federal Reserve’s estimate for residential mortgage debt outstanding for the last 13 years.

We expect growth in residential mortgage debt outstanding during the decade ending 2010 to be driven by the following factors:

•	Household Formation. Household formation represents the number of new households that will need homes. Household formation is a principal driver of demand for homes. Growth in household formation is driven by growth in the population and “headship rates,” the rate at which the population forms into households.

•	Homeownership Rates. Homeownership rates reflect the percentage of the population that owns a home. As reported by the Census Bureau, Department of Commerce, the national homeownership rate has grown approximately one-half a percent a year since 1990, rising from 64 percent in 1990 to 69 percent in 2003. The growth in homeownership rates was driven by increased affordability of homes, improved technology (e.g., automated underwriting), and low downpayment lending. We expect future growth in homeownership rates to be driven by economic growth, increases in minority homeownership rates, and demographic trends as baby-boomers continue to move into age groups that traditionally experience higher homeownership rates.

•	Home Price Appreciation. Home price appreciation reflects the combined effect of two components: the underlying rate of inflation and the amount that home prices appreciate, net of inflation. Home price appreciation allows current homeowners to borrow against the additional equity in their homes and causes new homebuyers to borrow more to finance the purchase of a home. Home prices have typically appreciated faster than inflation. While inflation and home price appreciation were relatively low for most of the 1990s, home price appreciation returned to more historical levels in the latter part of the decade. Home price appreciation in the current decade will depend upon the demand and supply for housing. We expect the supply of housing to be somewhat constrained relative to demand due to limited availability of land and the increase of land use controls.

•	Debt-to-Value Ratios. The debt-to-value ratio represents the percentage of total housing value that is financed with mortgage debt. Over the past 50 years, homeowners have steadily increased the percentage of their home value that is financed with debt, from around 20 percent to 45 percent at the end of 2003. This increase reflects the rising prices of homes, the increased popularity of cash-out refinancing as a means to access home equity, availability of home equity lines of credit, and increased lower downpayment lending. Growth in the mortgage debt-to-value ratio over the coming decade will be driven by continued expansion of lower downpayment lending and increased use by homeowners of the equity, or value, in their homes for other purposes.

As of December 31, 2003, Fannie Mae held 11 percent of total residential mortgage debt outstanding in our mortgage portfolio, which includes mortgage-related securities. Outstanding MBS (held by investors other than Fannie Mae) represented an additional 17 percent of total residential mortgage debt outstanding.

Our Role in the Secondary Mortgage Market

Our lender customers are part of the primary mortgage market, where mortgages are originated and funds are loaned to borrowers. Primary market participants include mortgage companies, savings and loan associations, savings banks, commercial banks, credit unions, and state and local housing finance agencies.

Lenders sell mortgages into the “secondary market,” where mortgages are bought and sold by various investors. Secondary market investors include Fannie Mae, the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Federal Home Loan Banks, pension funds, insurance companies, securities dealers, and other financial institutions. Lenders may sell their mortgages into the secondary market in the form of loans or in the form of mortgage-related securities. For lenders that want to hold or sell mortgages in the form of mortgage-related securities, we create MBS for them.

As the secondary market leader, Fannie Mae’s central role in providing a steady stream of mortgage funds to lenders across the country is supported by technologies that help us manage our risks and make the process of buying a home quicker, easier, and less expensive. We have developed an automated underwriting system for single-family mortgage loans that our lender customers are using nationwide, which allows consumers to obtain loan approval more quickly and consistently, and with lower costs.

We have a selling and servicing contract with over three thousand primary market lenders under which we may both purchase loans for our portfolio and issue MBS. Ten of those lender customers accounted for approximately 67 percent of the single-family mortgage loans that we purchased or exchanged for MBS in 2003. In addition, we purchase mortgage loans and mortgage-related securities from securities dealers, investors and other participants in the secondary market.

FANNIE MAE BUSINESS STANDARDS

The single-family conventional mortgage loans we purchase or guarantee must meet standards required by the Charter Act, including maximum principal balance limits and credit enhancement requirements. The Charter Act also requires that, so far as practicable and in our judgment, the mortgage loans be of a quality, type, and class that meet, generally, the purchase standards imposed by private institutional mortgage investors. Consistent with those requirements, and with the purposes for which we were chartered, we establish eligibility criteria and policies for the mortgage loans we purchase or guarantee, and for the sellers and servicers of those mortgage loans. Servicers are the entities that collect loan payments and perform other administrative functions with respect to the mortgage loans we purchase or guarantee. The requirements of the Charter Act also apply to loans that back our MBS or mortgage-related securities we purchase.

Principal Balance Limits

Under the Charter Act, our purchase and guarantee of single-family “conventional” mortgage loans (loans not federally insured or guaranteed) are subject to certain maximum original principal balance limits, often referred to as the “conforming loan limit.” For 2003, the limit for a one-family residence was $322,700 (except for loans secured by properties in Alaska, Hawaii, Guam, and the Virgin Islands). Higher principal balance limits apply to loans secured by properties in those areas and to mortgage loans secured by two- to four-family residences. We can adjust the maximum principal balance limits applicable to conventional single-family mortgage loans annually based on the year-to-year change in the national average price of a one-family house as surveyed by the Federal Housing Finance Board each October. In November 2003, the limit for loans acquired in 2004, secured by a one-family residence (and not located Alaska, Hawaii, Guam, or the Virgin Islands), was increased to $333,700. There are no statutory limits on the maximum principal balance, or per-dwelling unit balance, for multifamily mortgage loans that we purchase. The Charter Act imposes no maximum principal balance limits for mortgage loans we purchase that are insured by the Federal Housing Administration (“FHA”) or guaranteed by the Department of Veterans Affairs (“VA”) or by the Rural Housing Service of the U.S. Department of Agriculture (“RHS”).

Loan-to-Value Ratios

The loan-to-value ratio requirements for loans we purchase or guarantee may vary depending upon a variety of factors such as the loan purpose, the number of dwelling units in the property securing the loan, the repayment terms, borrower credit history, and FHA or VA loan-to-value limits. Depending upon these factors, the loan-to-value ratios for loans we purchase or guarantee can be up to 100 percent for conventional loans, and in excess of 100 percent for FHA loans.

The Charter Act requires credit enhancement on any conventional single-family mortgage loan that we purchase or guarantee if it has a loan-to-value ratio over 80 percent at the time of purchase or guarantee. Credit enhancement may take several forms, including insurance or a guaranty issued by a qualified insurer, repurchase arrangements with the seller of the mortgage loans, and seller-retained participation interests. We may require credit enhancement in excess of the minimum required, and/or credit enhancements in addition to the types required, to satisfy this provision of the Charter Act.

Underwriting Guidelines

We have established underwriting guidelines for the purchase or guarantee of mortgage loans to effectively manage the risk of loss from borrower defaults. We designed these guidelines to assess the creditworthiness of the borrower, as well as the value of the mortgaged property relative to the amount of the mortgage loan. At our discretion, we may grant waivers or variances from these underwriting guidelines. We also review and change these guidelines from time to time. As part of our affordable housing initiatives, we continue to introduce new underwriting criteria in an attempt to make the mortgage finance system more accessible to minorities, low- and moderate-income families, underserved and rural residents, and people with special housing needs. In addition, we continue to look for more effective methods of assessing the creditworthiness of potential borrowers and assessing property values. Lenders determine whether to make mortgage loans and frequently have several investors to whom they sell loans. When originating loans to be purchased or guaranteed by Fannie Mae, lenders must use underwriting guidelines acceptable to Fannie Mae.

We generally rely on the selling lender’s representations and warranties that the mortgage loans we purchase or guarantee conform to our applicable guidelines. After purchase, we also perform quality control reviews of selected loans to monitor compliance with the guidelines. In the event that a lender is found to have breached its representations and/or warranties with respect to a loan’s compliance with the guidelines, we can require that the lender repurchase the loan or, in some cases, provide an indemnity agreement.

Over the last several years, we have enhanced Desktop Underwriter®, our automated underwriting system, to assist lenders in applying Fannie Mae underwriting standards for single-family loans. Desktop Underwriter is designed to help lenders process mortgage applications in a more efficient and accurate manner and to apply our underwriting criteria to all prospective borrowers consistently, objectively, and in a more customized manner.

The Mortgage Seller or Servicer

Before we approve a lender or other customer to become a seller or servicer, we require that it meet certain standards, which include satisfying to us that the lender:

•	has as one of its principal business purposes the origination, selling, and/or servicing of residential mortgages;

•	has a proven ability to originate, sell, and/or service the type of mortgages for which our approval is being requested;

•	employs a staff with adequate experience;

•	is duly organized, validly existing, properly licensed (and in good standing), or otherwise authorized, to conduct its business in each of the jurisdictions in which it originates, sells, or services residential mortgages;

•	meets our financial criteria and standards;

•	has internal audit and management systems to evaluate and monitor the overall quality of its loan production and servicing activities; and

•	is covered by a fidelity bond and errors and omissions insurance that meets our requirements.

We enter into a written mortgage selling and servicing contract with each approved seller and servicer. In this contract, the sellers and servicers agree to a number of obligations, including ongoing compliance with the foregoing provisions to our satisfaction.

MORTGAGE COMMITTING AND SERVICING ARRANGEMENTS

Mortgage Commitments

We enter into master agreements with lenders to facilitate ongoing transactions. Mortgage loans delivered to us for pooling into MBS generally require a master agreement, while mortgage loans purchased in cash transactions may or may not be under a master agreement, depending on whether the lender has negotiated any waivers of, or variances to, our standard guidelines. Pursuant to a master agreement, a lender agrees to deliver a specified volume of mortgage loans over a specified period of time, usually 12 months.

The master agreement usually requires mandatory delivery by the lender of an agreed upon volume, but may also contain an amount that is optional for the lender to deliver after it has met the required mandatory delivery commitment. If a lender does not deliver the mandatory portion of the specified volume, we may assess a buyout fee based on the undelivered amount. The optional portion of the volume does not obligate the lender to sell loans to us, but Fannie Mae is obligated to accept the loans if the lender delivers them.

Whether or not there is a master agreement, we purchase mortgage loans for our portfolio pursuant to “mandatory delivery commitments.” Under these commitments, lenders are obligated to sell to us the mortgage loans described in the commitment at an agreed-upon price and within an agreed-upon time period (generally from one to ninety days for fixed-rate mortgages and from one to sixty days for adjustable-rate mortgages). If a lender is unable to deliver some or all of the mortgage loans required under a mandatory delivery commitment during the term of the commitment, the lender may be assessed a “pair-off” fee, which is based on the undelivered amount of the commitment and the difference between the commitment price and the current price.

Servicing Arrangements

Mortgage loans held in our mortgage portfolio or that back our MBS must be serviced, in most cases, only by a Fannie Mae approved servicer. We typically do not service mortgage loans directly. However, we have ultimate responsibility for servicing the loans we purchase or guarantee under Fannie Mae’s mortgage selling and servicing contracts. Typically, lenders who sell single-family mortgage loans and conventional multifamily loans to Fannie Mae initially service the mortgage loans they sell to us. There is an active market in which lenders sell servicing rights and obligations to other servicers. Further, some lenders assign the servicing rights and obligations concurrently with sale of the loan to Fannie Mae. All servicing transfers, whenever they occur, require Fannie Mae approval. Finally, we may at times engage a servicing entity to service loans on our behalf due to termination of a servicer or for other reasons.

Mortgage servicers collect and remit principal and interest payments, administer escrow accounts (if required), evaluate transfers of ownership interests, respond to requests for partial releases of security, and handle proceeds from casualty and condemnation losses. For problem loans, servicing includes negotiating workouts, engaging in loss mitigation and, if necessary, inspecting and preserving properties and processing foreclosures and bankruptcies. In the case of multifamily loans, servicing also may include performing routine property inspections, evaluating the financial condition of owners, and administering various types of agreements (including agreements regarding replacement reserves, completion or repair, and operations and maintenance). We compensate servicers primarily by permitting them to retain a specified portion of each interest payment on a serviced mortgage loan, called a “servicing fee.” The weighted average servicing fee for conventional single-family loans owned or guaranteed by Fannie Mae in 2003 was .366 percent. We have the right to remove servicing responsibilities from any lender under criteria established in our contractual arrangements with servicers.

BUSINESS SEGMENTS

Portfolio Investment Business

Overview. Our Portfolio Investment business has two principal components: a mortgage portfolio and liquid investments. The mortgage portfolio includes mortgage loans, mortgage-related securities, and other investments purchased from lenders, securities dealers, investors, and other market participants. Liquid investments, which serve principally as a source of liquidity and an investment vehicle for our surplus capital, include cash and cash equivalents, nonmortgage investments, and loans held for securitization or sale. We primarily purchase readily marketable, high credit quality nonmortgage securities from securities dealers for our liquid investments. The securities have short-term maturities or can be sold as a source of funds to meet our cash flow needs. We fund the purchase of assets for our mortgage portfolio and liquid investments primarily by borrowing money in the domestic and international capital markets through the sale of debt securities and by entering into derivative contracts. We derive income from the difference, or “spread,” between the yield we earn on our portfolio investments and the interest we pay on our borrowings.

The following diagram illustrates the basic structure of how we purchase a loan and fund that mortgage portfolio investment.

Most of the single-family mortgage loans in our mortgage portfolio or backing mortgage-related securities in our portfolio may be prepaid by the borrower at any time without penalty. We, therefore, bear the risk that if our mortgage assets are paid off as interest rates decline, or as a result of other factors, we may not be able to prepay the outstanding indebtedness used to finance those mortgage assets or to reinvest the prepayment proceeds at a rate at or above our borrowing costs. If interest rates rise, our debt costs could rise faster than the yield on our mortgage assets and thereby reduce our interest spread. In contrast, most multifamily loans contain a prepayment premium that compensates us for the loss of yield in the event of a prepayment, or provide some other mechanism to protect us from prepayment risk. We actively manage our mortgage portfolio to mitigate prepayment risks. Our approach to managing interest rate risk includes three central elements. First, we attempt to fund purchases of mortgage assets with liabilities that have similar cash flow patterns through time and in different interest rate environments. We use a combination of debt securities and interest rate derivatives to achieve the appropriate funding mix. Second, we regularly assess the mortgage portfolio’s exposure to changes in interest rates using a diverse set of analyses and measures. Third, we establish appropriate parameters for taking rebalancing actions that meet our objectives, and undertake rebalancing actions as necessary.

Our mortgage portfolio is also exposed to the credit risk that borrowers may fail to repay mortgage loans held in our portfolio or backing mortgage-related securities held in our portfolio. Our Credit Guaranty business is responsible for managing mortgage credit risk on loans and mortgage-related securities (including MBS) held in our portfolio and outstanding MBS. For segment reporting purposes, we allocate a fee comparable to an MBS guaranty fee from the Portfolio Investment business to the Credit Guaranty business for management of the credit risk on the mortgage loans and mortgage-related securities (including MBS)

held in the portfolio. Likewise, all mortgage-related credit expenses arising from mortgage loans and mortgage-related securities held in our portfolio are allocated to the Credit Guaranty business. This inter-segment allocation of a credit risk management fee and mortgage-related credit expenses has no impact on Fannie Mae’s reported net income.

Mortgage Portfolio

Assets Purchased. Fannie Mae purchases primarily conventional single-family fixed- or adjustable-rate, first lien mortgage loans, or mortgage-related securities backed by such loans. In addition, we purchase loans insured by the FHA, loans guaranteed by the VA or RHS, manufactured housing loans, multifamily mortgage loans, subordinate lien mortgage loans (e.g., loans secured by second liens) and other mortgage-related securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Portfolio Investment Business Operations— Investments— Mortgage Portfolio— Table 14” for information on the composition of our mortgage portfolio.

Maturities. Fannie Mae predominantly purchases conventional, single-family fixed-rate mortgages with original maturities of up to 30 years and conventional, single-family adjustable-rate mortgages (“ARMs”) with maturities of up to 40 years. Only a small portion of ARMs we purchase have maturities of more than 30 years. The multifamily mortgage loans we purchase generally are fixed-rate loans with maturities of up to 30 years.

Fixed-Rate Mortgage Loans. The majority of fixed-rate mortgage loans we purchase provide for equal or “level” monthly installments of principal and interest. Some of these loans have larger or “balloon” payments due 5, 7, or 10 years after origination, but with monthly payments based on longer (e.g., 30-year) amortization schedules. Most of the balloon single-family mortgage loans permit the borrower to refinance the balloon payment at maturity with a fixed-rate mortgage loan for the remaining term if certain requirements are satisfied. Many of the multifamily mortgage loans have balloon payments due 5, 7, 10, or 15 years after origination, but with payments based on 25-or 30-year amortization schedules.

Adjustable-Rate Mortgage Loans. The interest rates on ARMs are determined by formulas providing for automatic adjustment, up or down, at specified intervals in accordance with changes in specified indices. Fixed-period ARMs have an interest rate that is fixed for the first 2 to 10 years, and is adjusted at specified intervals after the initial fixed-rate period. The payments of interest, or principal and interest, on substantially all ARMs adjust (up or down) after the interest rate on the loan is adjusted because of changes in the applicable index. We currently purchase single-family ARMs only if the ARMs limit the amount the interest rate may increase over the life of the loan. We purchase a small amount of ARMs that may permit negative amortization. In accordance with the terms of the mortgage notes, the payments on these mortgage loans generally reamortize at least annually to limit the amount of negative amortization that may accrue.

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

Sources of Investments. We purchase mortgage loans and mortgage-related securities from a variety of sources, including lenders, securities dealers, investors and other market participants. Mortgage loan purchases from lenders typically occur pursuant to standing arrangements to purchase ongoing loan volume or through negotiated transactions. Transactions with other investors typically occur through the mortgage capital markets (including the “TBA” market described below) or on a negotiated basis. We routinely enter into forward purchase commitments that allow us to lock in the future delivery of mortgage loans or mortgage-related securities for our mortgage portfolio at a fixed price or yield. The commitments generally are short-term in nature and end when the loans or securities are delivered to Fannie Mae or the commitment period expires. Our primary goal is to purchase mortgage loans and mortgage-related securities for our portfolio. Primarily in connection with our customer transactions and services activities (described immediately below), we may enter into forward commitments to purchase mortgage loans or mortgage-related securities that we decide not to retain in our portfolio. In these instances, we generally will enter into an offsetting sell commitment with an investor other than Fannie Mae or require the lender to deliver a sell commitment to Fannie Mae together with the loans to be pooled into mortgage-related securities.

Customer Transactions and Services. Our Portfolio Investment business provides services to our lender customers and their affiliates, which include: offering to purchase a wide variety of loan products, including non-standard products, which we either retain in our portfolio for investment or sell to other investors as a service to assist our customers in accessing the market; segregating customer portfolios to obtain optimal pricing for their mortgage loans (for example, segregating Community Reinvestment Act or “CRA” eligible loans which typically command a premium); providing funds at the loan delivery date for purchase of loans delivered for securitization; and assisting customers with the hedging of their mortgage business, including entering into options and forward contracts on mortgage-related securities. These activities provide a significant source of assets for our mortgage portfolio, help to create a broader market for our customers and enhance liquidity in the secondary mortgage market. We do not maintain a trading account or otherwise undertake speculative activities.

Liquid Investments

Our liquid investments serve principally as a source of liquidity and an investment vehicle for our surplus capital. If our access to the debt capital markets is ever impaired, we may utilize our liquid investments to generate cash to meet our liquidity needs. We may use funds received at maturity of our short-term investments or sell assets to generate those funds. We primarily invest in high-quality assets that have short-term maturities and/or are readily marketable. We also may purchase liquid investments secured by mortgage-related collateral from time to time (e.g., commercial paper secured in part by mortgage assets).

We have set a goal to maintain liquid assets equal to at least 5 percent of total on-balance sheet assets. Liquid assets include our liquid investments, net of any cash and cash equivalents pledged as collateral. Our ratio of liquid assets to total assets at December 31, 2003 and 2002 was 6.5 percent and 6.4 percent, respectively. Because our liquid assets are maintained for liquidity purposes and not principally as an investment business, the income generated from these investments is considerably lower than the income generated by mortgage portfolio investments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Portfolio Investment Business Operations— Investments— Liquid Investments” for additional information on our liquid investments.

Credit Guaranty Business

Overview. Our Credit Guaranty business has primary responsibility for managing our mortgage credit risk. Credit risk is the risk of nonpayment by borrowers and counterparties. The primary source of income for the Credit Guaranty business is fees we receive for our guaranty of the timely payment of principal and interest on outstanding MBS, less the cost of providing this service. In addition, the Portfolio Investment business compensates the Credit Guaranty business, for segment reporting purposes, through a fee comparable to an MBS guaranty fee for managing mortgage credit risk on MBS, mortgage-related securities, and mortgage loans held in our portfolio. Consequently, we generally allocate mortgage credit expenses, including credit losses, to the Credit Guaranty business for business segment reporting purposes. The Credit Guaranty business also provides investment capital to the Portfolio Investment business for which it is allocated income, and earns interest income on the temporary investment of principal and interest payments on mortgage loans underlying MBS prior to remittance to investors.

Our Credit Guaranty business manages Fannie Mae’s mortgage credit risk through sound asset acquisition practices, use of credit enhancements, active management of the mortgage credit book of business, and aggressive problem loan management. We share mortgage credit risk with third parties as an integral part of our risk management strategy. In our credit enhancement arrangements, we bear institutional counterparty risk that the parties assuming credit enhancement obligations may be unable to meet their contractual obligations. Mortgage credit enhancements are primarily mortgage insurance, lender recourse, and other risk sharing contracts. We routinely monitor the risks associated with credit enhancement and other risk sharing arrangements. We have provided a detailed description of how we manage the mortgage-related credit risk associated with the Credit Guaranty business, as well as other types of credit risk, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Credit Guaranty Business Operations— Credit Risk Management.”

The following diagram illustrates the basic structure of how we create a typical MBS in the case where a lender chooses to sell the MBS to a third party.

MBS. We typically create MBS in the following manner; First, a Fannie Mae seller transfers a pool or pools of mortgage loans to Fannie Mae. We set aside and place these mortgage loans in a trust that assumes the legal ownership of the mortgage loans. We serve as trustee of the trust. In exchange for the mortgage loans, we issue and deliver to the seller (or its designee) our MBS certificates that are backed by the pool(s) of mortgage loans and represent an equitable ownership interest in each of the mortgage loans in the trust. These MBS carry Fannie Mae’s corporate guaranty of timely payment of principal and interest. MBS monthly distributions are made from principal and interest payments from the underlying mortgage loans; however, a portion of the interest cashflow is used to pay the costs of servicing the mortgage loans and providing Fannie Mae’s corporate guaranty.

In some instances, a seller requests that we resecuritize their mortgage-related securities into a new MBS. In this case, the seller transfers the mortgage-related securities to Fannie Mae. We set aside and place these mortgage-related securities in a trust that assumes the legal ownership of the mortgage-related securities. We serve as trustee of the trust. In exchange for the mortgage-related securities, we issue and deliver to the seller (or its designee), our MBS certificates that are backed by the mortgage-related securities. These MBS carry Fannie Mae’s corporate guaranty of timely payment of principal and interest. MBS monthly distributions are made from principal and interest payments from the underlying mortgage-related securities, with a portion of the interest cashflow used to pay the costs of providing Fannie Mae’s corporate guaranty. However, where the mortgage-related securities are MBS (which are already guaranteed by Fannie Mae), there is a one-time transaction fee collected at the time of issuance of the new MBS but no additional guaranty fee.

A separate trust is created for each MBS. We are the trustee for each MBS trust and hold the underlying mortgage loans or mortgage-related securities separate and apart from our assets, for the benefit of the MBS certificateholders. The MBS, and the mortgage loans and mortgage-related securities backing MBS, are not assets of Fannie Mae, except when we acquire them for mortgage portfolio investment purposes.

We create both single-class and multi-class MBS. The MBS can be backed by mortgage loans or by mortgage-related securities. We create MBS backed by mortgage loans bearing interest at either fixed or adjustable rates, and secured by first or subordinate liens on either single-family or multifamily residential properties. Mortgage loans can be either conventional mortgage loans or government guaranteed or insured mortgage loans. Conventional single-family and multifamily loans are subject to the underwriting guidelines applicable to our loan purchases. The majority of our outstanding MBS represent beneficial interests in conventional fixed-rate, first lien mortgage loans secured by single-family dwellings.

Single-Class MBS. Single-class MBS are MBS that are typically created through single-lender transactions in which a lender delivers mortgage loans in exchange for MBS representing beneficial interests in those mortgage loans. Another form of single-class MBS, referred to as “Fannie Majors®,” allows one or more lenders to pool mortgage loans that are delivered to us and, in exchange, receive MBS representing each lender’s proportionate share of the larger pool.

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

We have a responsibility to certificateholders for the servicing of the mortgage loans underlying the MBS, although we do not directly service the mortgage loans. See “Business— Mortgage Committing and Servicing Arrangements— Servicing Arrangements.” We are also responsible for certain administrative functions, such as the collection and receipt of payments from the servicer, maintaining accounting records for each trust, and for the distribution of payments and reports due to certificateholders.

The MBS TBA Market. Single-class MBS constituted approximately 81 percent of Fannie Mae’s total MBS issued and outstanding as of December 31, 2003. The vast majority of these MBS are sold by lenders into the “TBA” (“to be announced”) securities market. A TBA trade represents a forward contract for the purchase or sale of single-family mortgage-related securities to be delivered at a future agreed-upon date. The specific pool numbers that will be delivered to fulfill the forward contract are unknown at the time of the trade. Parties to a TBA trade agree upon the issuer, product type and amount of securities to be delivered (denoted by a pool prefix), and the interest rate, price and settlement date of the trade. The single-class MBS that ultimately will be delivered, and the loans backing that MBS, frequently have not been created or originated at the time of the TBA trade, even though a price for the securities is agreed to at that time. A TBA trade may be entered into as early as several months before actual settlement of that trade. TBA sales enable the originating lender to hedge its interest rate risk and efficiently “lock-in” interest rates for mortgage loan applicants throughout the loan origination process. A lender may satisfy its delivery requirement under a TBA trade by delivering any mortgage-related security meeting the agreed-upon terms.

Resecuritized Single-Class MBS. We also create single-class MBS referred to as “Fannie Megas®” or “Megas.” Megas are pass-through certificates backed by multiple pools of single-class MBS with similar characteristics and/or other pooled Megas with similar characteristics. Megas are issued in transactions in which a lender or investment banker exchanges pooled single-class MBS and/or other pooled Megas for newly issued Mega certificates. We receive a transaction fee for each Mega issuance but no additional guaranty fee for the Mega. A guaranty fee is received, however, on each of the single-class MBS certificates that back a Mega (other than an underlying Mega), and the Mega certificateholders receive the benefits of that guaranty.

Multi-Class MBS. We also issue multi-class MBS, such as real estate mortgage investment conduits, commonly referred to as “REMICs,” certain grantor trust certificates, and stripped mortgage-backed certificates, commonly referred to as “SMBS.” REMICs are a vehicle by which an issuer can structure interest and principal payments on mortgage loans or mortgage-related securities (including MBS) into separately tradeable interests. By directing the cash flows from the underlying mortgage loans or mortgage-related securities, we can create a security having several classes, also called “tranches,” which, among other things, may have different coupon rates, average lives, repayment sensitivities and final maturities. SMBS operate in a manner similar to REMICs, though we typically use SMBS to create tranches that pay only principal or only interest.

Multi-class MBS provide a variety of cash flow options for investors. In multi-class MBS, each class is entitled to different cash flows. For example, these cash flows may consist of (1) principal only payments from the underlying mortgage loans or mortgage-related securities, (2) interest only payments from the underlying mortgage loans or mortgage-related securities, or (3) different percentages of principal and interest payments. In addition, the timing of payments may vary among the classes of REMIC certificates. For example, a REMIC class may receive payments for only a limited period during the life of the trust. Our multi-class MBS may be backed directly by mortgage loans or by other mortgage-related securities, including single-class MBS, REMIC certificates, or mortgage-related securities of an issuer other than Fannie Mae. In general, our guaranty for multi-class MBS covers timely payment of principal and interest due on each class of certificates and ultimate payment of principal by the date specified for each class of certificates. We have created a limited number of subordinated REMIC classes that are not guaranteed by Fannie Mae. Most Fannie Mae multi-class MBS are created in transactions in which an investment banker, or less frequently a lender or a mortgage banker, exchanges mortgage loans, MBS or mortgage-related securities, or a combination of these, for the newly-issued Fannie Mae multi-class MBS.

If the multi-class MBS are backed by mortgage loans or mortgage-related securities we have not already guaranteed, we receive a monthly guaranty fee for our guaranty of payments on the multi-class MBS, and a transaction fee where they are backed by mortgage-related securities. If the multi-class MBS is backed by our MBS, we receive a one-time transaction fee. We do not receive an additional guaranty fee because we have already assumed the credit risk and receive a guaranty fee on the underlying MBS.

Guaranty Fees. We receive guaranty fees for our guaranty of timely payment of principal and interest on MBS. When we create an MBS, we establish a guaranty fee for the MBS, taking into consideration the credit risk associated with the loans backing the MBS. We either (1) determine a weighted average guaranty fee based on the characteristics of the loans in the trust and assign that fee to each loan in the trust or (2) assign each loan in the trust a guaranty fee based on its risk characteristics. In the latter instance, our weighted average guaranty fee for the MBS may increase or decrease over time depending upon prepayment activity. Guaranty fees generally are paid to us on a monthly basis from a portion of the interest payments received on the underlying mortgage loans, as long as the loans are in the MBS. Guaranty fees are typically calculated for MBS at the loan level as a percent of the unpaid principal balance remaining on a loan. The monthly guaranty fee may be adjusted up or down through a cash payment to or from the lender at the time the MBS is issued.

The aggregate amount of guaranty fees we receive in any financial statement period depends primarily upon the amount of MBS issued and outstanding during that financial statement period and on the applicable guaranty fee rates. The amount of MBS issued and outstanding is influenced by factors including the rates at which the underlying mortgage loans are repaid, the rate of defaults on loans or breaches of lender representations resulting in repurchases from the pool, and the rate at which we issue new MBS. In general, when prevailing interest rates decline below the interest rates on loans underlying MBS, both the rate of mortgage loan prepayments and the issuance of new MBS are likely to increase. Conversely, when interest rates rise above the interest rates on mortgage loans underlying our MBS, the rate of mortgage loan prepayments and new MBS issuance is likely to slow. The rate of principal prepayments also is influenced by a variety of economic, demographic, and other factors.

Delinquencies and REO. We manage loans in partnership with our servicers to minimize the frequency of foreclosure and the severity of loss in the event of foreclosure. When a loan is in default, the servicer generally takes appropriate loss mitigation steps or, if necessary, pursues foreclosure on behalf of Fannie Mae. If a mortgage is liquidated through foreclosure or deed in lieu of foreclosure, we acquire the underlying property (as real estate owned, or “REO”) and sell the REO. If the defaulted loan backs an MBS, we may repurchase the loan out of the MBS trust and pay the stated principal balance on the loan to the MBS certificateholders when the loan is delinquent by four or more consecutive monthly payments (or eight biweekly installments.) This has generally been our current practice given the level of interest rates, because it is often less expensive for us to fund the purchase of the loan at our lower borrowing cost than to continue to pass through to the investor the coupon rate of the MBS. We have a policy to repurchase the loan at the time of foreclosure, if it is still in the MBS trust at that time, or if it is delinquent by twenty-four consecutive months. As long as the loan or REO remains in the MBS trust, we continue to pay principal and interest to the certificateholders.

The level of delinquencies and number of REO are affected by economic conditions, loss mitigation efforts, contractual provisions in credit enhancements, and a variety of other factors. Loss mitigation may include contacting delinquent borrowers to offer a repayment plan, loan modification, preforeclosure sale, or other alternatives to foreclosure. We manage the risk of delinquencies and REO, including the risk on loans and mortgage-related securities held in our mortgage portfolio, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Credit Guaranty Business Operations— Credit Risk Management.”

Fee-Based Services

We offer services to lenders and other customers in return for fees. These include transaction fees for issuing and administering REMICs, SMBS, Fannie Megas and certain grantor trust securities. In addition, we receive fee income through other activities, such as providing credit enhancements and other investment alternatives for customers.

We also receive fee income in return for providing technology-related services, such as Desktop Underwriter, and other on-line services. These services provide lenders the ability to underwrite mortgage loans electronically, communicate with third-party originators, access our loan pricing schedules, and enter into sale commitments with us on a real-time basis.

HOUSING GOALS

The Federal Housing Enterprises Financial Safety and Soundness Act (the “1992 Act”) requires the Secretary of the U.S. Department of Housing and Urban Development (“HUD”) to establish goals for low- and moderate-income housing and underserved areas, and a special affordable housing goal for mortgages purchased or guaranteed by Fannie Mae. We are required to submit an annual report to the House Committee on Financial Services, the Senate Committee on Banking, Housing and Urban Affairs, and the Secretary of HUD regarding our performance in meeting the housing goals. By regulation, HUD has established the low- and moderate-income housing goal at 50 percent of the total number of dwelling units financed by eligible mortgage purchases annually, the underserved areas housing goal at 31 percent, and the special affordable housing goal, a more targeted measure, at 20 percent. “Eligible mortgage purchases” include MBS guarantees but exclude several activities, including the purchase or guaranty of non-conventional mortgages and mortgages on second homes, commitments to purchase or guarantee mortgages at a later date, and equity investments in low-income housing tax credits. For the year ended December 31, 2003, eligible mortgage purchases represented approximately 97 percent of our business volume. In addition, HUD has established Fannie Mae’s targeted multifamily subgoal at $2.85 billion.

Each of these goals applied annually during 2001 through 2003. HUD has informed Fannie Mae that the 2003 goals will remain in force during 2004, and that during the year HUD will issue new goals for 2005 and beyond. During 2001 through 2003, HUD provided incentive points for serving small multifamily and owner-occupied rental housing. These incentive points are no longer available in 2004, making the same goal levels more difficult to achieve. A unit may be counted in more than one category of goals. If HUD determines that Fannie Mae has failed to meet its housing goals and that achievement of the goals was feasible, taking into account market and economic conditions and Fannie Mae’s financial condition, Fannie Mae must submit a housing plan to HUD describing the actions it will take to meet the goal in the next calendar year. If HUD determines that Fannie Mae has failed to submit a housing plan or failed to make a good faith effort to comply with the plan, HUD may take certain administrative actions. The following table shows Fannie Mae’s housing goals and results for the past three years.

	2003		2002		2001

Housing Goals	Goal(1)	Result(2)	Goal(1)	Result(2)	Goal(1)	Result(2)

	(Dollars in billions)
Low- and moderate-income housing	50.0%	51.8%	50.0%	51.8%	50.0%	51.6%
Underserved areas	31.0	32.0	31.0	32.8	31.0	32.5
Special affordable housing	20.0	20.9	20.0	21.4	20.0	21.6
Multifamily minimum in special affordable housing	$2.85	$11.62	$2.85	$7.22	$2.85	$7.40

(1)	Goals are expressed as a percentage of the total number of dwelling units financed through eligible mortgage purchases during the period, except for the targeted multifamily goal.

(2)	Results reflect the impact of the provisions that reduce the penalty for missing data and the incentive points for small multifamily and owner-occupied rental housing.

In order to be able to meet these housing goals, the Charter Act permits Fannie Mae to undertake “activities . . . involving a reasonable economic return that may be less than the return earned on other activities.” Accordingly, we may agree to less favorable economic terms or offer other incentives to obtain business that contributes toward meeting our housing goals. Because the housing goals are generally expressed as a percentage of the total number of dwelling units financed during the period, meeting the goals can be more challenging during a time of high refinancing volume, such as 2003 when interest rates remained at historically low levels, because a large portion of the refinance business does not materially contribute to our housing goals. We were able to meet HUD’s goals during 2003, but in order to do so we entered into transactions that were meaningful to our own housing goals but had less favorable economic terms and provided other incentives. This practice is consistent with our Charter Act and may be necessary to meet our housing goals. These transactions in 2003 did not, in the aggregate, materially adversely affect our financial performance in 2003.

COMPETITION

In the case of single-family mortgage loans, Fannie Mae competes, within the limits prescribed by the Charter Act, for the purchase of mortgage loans for our own portfolio, for the guaranty of mortgage credit risk, and for the issuance in the secondary mortgage market of mortgage-related securities. For single-family products, we compete with Freddie Mac (another government-sponsored enterprise with a mission, authority, and regulatory oversight that are virtually identical to our own), commercial banks, savings and loan associations, savings banks, pension funds, insurance companies, securities dealers, and other financial entities that purchase single-family mortgage loans or mortgage-related securities for their own portfolio or pool single-family mortgage loans for sale to investors as mortgage loans or mortgage-related securities. We compete with the Federal Home Loan Banks, which also finance single-family mortgage loans through a variety of programs that were initiated in 1997. We compete with mortgage insurers, bond insurers, and other financial guarantors that provide mortgage credit guaranty services on loans and pools of loans.

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

Competition is particularly intense for multifamily mortgage loans eligible for government subsidies, which have low-income rent and occupancy restrictions. Commercial banks contemplating merger or expansion plans seek to fund such loans to secure favorable review under the Community Reinvestment Act and may either hold such loans as an investment or sell them to a secondary market investor. We compete for these investments in the secondary market to serve our mission and to meet our housing goals.

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

EMPLOYEES

As of February 29, 2004, Fannie Mae employed approximately 5,055 permanent personnel.

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

Under the Charter Act, we may not originate mortgage loans or advance funds on an interim basis pending the sale of a mortgage in the secondary market. We may not purchase loans in excess of the amount of the current loan limits. (See “Business— Fannie Mae Business Standards— Principal Balance Limits.”) We may conduct our mortgage business only in the United States, its territories and possessions, the District of Columbia and the Commonwealth of Puerto Rico. Our activities must relate to housing, mortgages and related financial products.

Thirteen members of our eighteen-member Board of Directors are elected by the holders of our common stock. The President of the United States appoints the remaining five members. The appointed directors must include one person from the home building industry, one person from the mortgage lending industry, one person from the real estate industry, and one person from a consumer or community interest organization or who has demonstrated a career commitment to providing low-income housing. Any member of the Board of Directors that is appointed by the President of the United States may be removed by the President for good cause. All members of the Board of Directors are elected or appointed annually. Based on best practice standards established by the Board’s Nominating and Corporate Governance Committee, 14 of our 15 non-management directors are considered independent under New York Stock Exchange standards.

In general, HUD and OFHEO oversee the activities of Fannie Mae. HUD has “general regulatory power” over Fannie Mae. The 1992 Act established OFHEO to ensure that Fannie Mae is adequately capitalized and is operating safely.

Our charter authorizes us, upon approval of the Secretary of the Treasury, to issue debt obligations and mortgage-related securities. At the discretion of the Secretary of the Treasury of the United States, the U.S. Treasury may purchase obligations of Fannie Mae up to a maximum of $2.25 billion outstanding at any one time. This facility has not been used since our transition from government ownership in 1968. Neither the United States nor any agency thereof is obligated to finance our operations or to assist us in any other manner. The Federal Reserve Banks are authorized to act as depositories, custodians, and fiscal agents for Fannie Mae, for the Bank’s own account, or as fiduciary.

Securities we issue are “exempted securities” under laws administered by the SEC to the same extent as securities that are obligations of, or guaranteed as to principal and interest by, the United States. Registration statements with respect to offerings of our securities are not filed with the SEC. In July 2002, we announced our voluntary initiative to register our common stock with the SEC under Section 12(g) of the Securities Exchange Act of 1934. The registration of our common stock became effective on March 31, 2003. As a result, we file periodic reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, together with any required exhibits. These filings are available on the SEC’s Electronic Data Gathering, Analysis, and Retrieval (“EDGAR”) system at www.sec.gov. Registration of our common stock with the SEC does not impact the status of our securities (including equity, debt and MBS) as exempt securities within the meaning of the laws administered by the SEC.

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

Regulatory Approval and Oversight

As a federally chartered corporation, Fannie Mae is subject to Congressional legislation and oversight and is regulated for various purposes by HUD, OFHEO, and the U.S. Department of the Treasury, to the extent authorized by statute, as well as the SEC. In addition, the financial institutions with whom we do business are subject to extensive federal and state law and regulation. Changes to legislation, regulations or policy that impact us or our business partners, including those referred to below under “Recent Legislative and Regulatory Developments”, could adversely or favorably affect the performance, development, or results of our business.

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

In addition, on April 30, 2003, regulations promulgated by OFHEO went into effect, requiring Fannie Mae to file with the SEC all reports, proxy statements and forms relating to our common stock that are required to be filed under Sections 14(a) and (c) of the Exchange Act and the rules and regulations under those sections and requiring Fannie Mae’s directors and officers to file all reports and forms relating to our common stock that are required to be filed under Section 16 of the Exchange Act and the rules and regulations under that section.

The General Accounting Office is authorized to audit the programs, activities, receipts, expenditures, and financial transactions of Fannie Mae. The Secretary of HUD has general regulatory authority to promulgate rules and regulations to carry out the purposes of the Charter Act, excluding authority over matters granted exclusively to OFHEO. The Secretary of HUD has authority to approve any new conventional mortgage program that is significantly different from those approved or engaged in prior to the 1992 Act. The Secretary must approve any new program unless it is not authorized by the Charter Act or the Secretary finds that it is not in the public interest. The Secretary has adopted regulations related to the program approval requirement. We are also required to meet certain goals established by the Secretary of HUD to promote affordable housing and to serve the housing needs of those in underserved areas. See “Business— Housing Goals.”

Recent Legislative and Regulatory Developments

During 2003, several bills were introduced in Congress that propose to alter the regulatory regime under which Fannie Mae operates. These bills seek to transfer regulatory responsibility for overseeing Fannie Mae’s financial safety and soundness from OFHEO to a bureau under the U.S. Department of the Treasury. Some of the bills would also move various of the HUD’s regulatory authorities over Fannie Mae to a Treasury bureau. Several bills seek to provide additional or expanded powers to Fannie Mae’s regulators. Congress will continue to consider possible regulatory reform legislation in 2004. We cannot predict whether any legislation will be approved by Congress and signed into law by the President and, if so, the final form or effective date of the legislation.

In July 2003, the Director of OFHEO announced that OFHEO would undertake a special examination of the accounting policies, as well as internal controls, at Fannie Mae. The Director stated that OFHEO was undertaking the special examination as a prudential matter. In February 2004, OFHEO announced that it had selected an independent accounting firm to supplement its efforts. OFHEO also stated that it expects the examination of Fannie Mae to take up to a year. The special examination is ongoing, and we are fully cooperating with OFHEO during the process.

Capital Requirements

The 1992 Act established minimum capital, risk-based capital, and critical capital requirements for Fannie Mae. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources— Capital Resources— Regulatory Environment.” OFHEO issued a final rule in 1996 that sets forth the minimum capital requirements for Fannie Mae and Freddie Mac, which are to be calculated, reported, and classified on a quarterly basis. We believe we were in compliance with the minimum capital rule as of December 31, 2003, and have been in compliance for every reporting period since the rule became effective. We expect OFHEO to confirm our December 31, 2003 minimum capital results when it reports our fourth quarter 2003 minimum and risk-based capital at the end of March 2004.

OFHEO issued regulations in September 2001, as subsequently amended, to establish a risk-based capital test to be used to determine the amount of total capital Fannie Mae must hold to meet the risk-based capital standard. Fannie Mae and Freddie Mac are required to hold enough capital to withstand a severe 10-year stress period, characterized by extreme interest-rate movements and credit losses occurring simultaneously, plus 30 percent of that amount for management and operations risk. The risk-based capital test evaluates combined interest-rate and credit stress for both rising and declining interest-rate scenarios. The more stringent of these two scenarios determines the required risk-based capital. The test assumes that (1) interest rates increase or decrease by up to 600 basis points over the first year, and remain constant at this new level for the remaining 9 years of the test; (2) severe credit conditions apply nationwide; and (3) we acquire no new business during this period except to meet outstanding mortgage commitments. The regulations specify that “benchmark loss experience” will be combined with other assumptions and applied each quarter to our book of business to establish expected credit losses based on the stress assumptions under the risk-based capital standard. The regulations also specify the housing price index that OFHEO will use in connection with the standard and how the test will be used to determine Fannie Mae’s risk-based capital requirements. On December 31, 2003, OFHEO announced that Fannie Mae complied with the risk-based capital rule as of September 30, 2003. OFHEO has not announced the results for December 31, 2003. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources— Capital Resources— Regulatory Environment.”

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

Item 2. Properties

We own our principal office, which is located at 3900 Wisconsin Avenue, NW, Washington, DC, offices at 3939 Wisconsin Avenue, NW, and 4250 Connecticut Avenue, NW, in Washington, DC. We also own two facilities in Herndon, Virginia as well as a facility in Reston, Virginia. These owned facilities total approximately 1,200,000 square feet of space. In addition, we lease 375,000 square feet of office space at 4000 Wisconsin Avenue, NW, which is adjacent to Fannie Mae’s principal office. The present lease for 4000 Wisconsin Avenue expires in 2008, and we have options to extend the lease for up to 10 additional years, in 5-year increments. We also lease an additional 389,000 square feet of office space in four locations in Washington, D.C., suburban Virginia, and Maryland.

We maintain offices in leased premises in Pasadena, California; Atlanta, Georgia; Chicago, Illinois; Philadelphia, Pennsylvania; and Dallas, Texas. In addition, we have 55 “Fannie Mae Partnership Offices” in leased premises around the United States, which work with cities, rural areas, and underserved communities.

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

Fannie Mae is the subject of a lawsuit filed on September 13, 2002, as a class action in the United States District Court for the District of Columbia seeking declaratory and injunctive relief, as well as statutory and punitive damages. The complaint identified as a class all minority borrowers who have been denied loans as a result of Fannie Mae’s automated underwriting systems (“AUS”). The lawsuit alleges that Fannie Mae’s AUS unlawfully fails to give adverse action notices to borrowers who are not approved for the loans for which they apply, and unlawfully discriminates against minorities.

Fannie Mae moved to dismiss the complaint in its entirety and the court granted that motion in part and denied it in part. The court held that Fannie Mae did not have a legal obligation to provide adverse action notices and the court declined the plaintiff’s motion to reconsider that decision or certify it for appeal. The court held that the plaintiff had met the minimal requirements for pleading the discrimination claim, but that plaintiff must demonstrate that she was qualified to obtain a loan. Fannie Mae anticipates that it will file dispositive motions on a variety of factual and legal grounds, as well as file briefs to defeat class certification.

Claims and proceedings of all types are subject to many uncertain factors that generally cannot be predicted with assurance. However, in the case of the legal proceedings and claims that are currently pending against us, management believes that their outcome will not have a material adverse effect on our financial condition, results of operations, or cashflows.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Fannie Mae’s common stock is publicly traded on the New York, Pacific, and Chicago stock exchanges and is identified by the ticker symbol “FNM.” The transfer agent and registrar for the common stock is EquiServe Trust Company, N.A., P.O. Box 43069, Providence, Rhode Island 02940.

The following table shows, for the periods indicated, the high and low sales prices per share of Fannie Mae’s common stock on the New York Stock Exchange Composite Transactions as reported in the Bloomberg Financial Markets service and the dividends paid in each period.

Quarterly Common Stock Data

	2003			2002

Quarter	High	Low	Dividend	High	Low	Dividend

First	$70.40	$58.40	$.39	$83.75	$75.08	$.33
Second	75.84	65.30	.39	84.10	72.00	.33
Third	72.07	60.11	.45	77.55	58.85	.33
Fourth	75.95	68.47	.45	72.12	61.45	.33

The closing price of Fannie Mae’s common stock on March 1, 2004, as so reported, was $77.25.

At February 29, 2004, there were approximately 974 million shares of common stock outstanding. At December 31, 2003, there were approximately 25,000 stockholders of record and, based on the number of requests for proxies and quarterly reports, Fannie Mae estimates that there are approximately 385,000 additional stockholders who held shares through banks, brokers and nominees.

Fannie Mae’s payment of dividends is subject to certain statutory restrictions, including approval by the Director of the Office of Federal Housing Enterprise Oversight, of any dividend payment that would cause Fannie Mae’s capital to fall below specified capital levels. See the information under “Business— Government Regulation and Charter Act.” Fannie Mae has exceeded the applicable capital standards since the adoption of these restrictions in 1992 and, consequently, has been making dividend payments without the need for such approval. Payment of dividends on common stock is also subject to payment of dividends on preferred stock outstanding.

Sales of Unregistered Securities

The securities Fannie Mae issues are “exempted securities” under laws administered by the SEC to the same extent as securities that are obligations of, or guaranteed as to principal and interest by, the United States. Registration statements with respect to offerings of Fannie Mae securities are not filed with the SEC. However, we voluntarily filed a Form 10 on March 31, 2003 to register our common stock under the Securities Exchange Act of 1934. As a result of our voluntary registration, we are now required to file periodic reports with the SEC.

Share Repurchases

The following table shows shares of Fannie Mae common stock we repurchased during 2003 under our publicly announced share repurchase program. We repurchased no shares outside of this program.

Issuer Purchases of Equity Securities

(Shares in millions)

			Total Number of	Maximum
			Shares Purchased as	Number of Shares
	Total Number	Average	Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
For the 2003 Month of:	Purchased(1)	per Share	Program(2)	the Program(3)

January 1-31	—	—	—	49.4
February 1-28	2.6	$63.33	2.6	47.5
March 1-31	6.0	61.72	6.0	41.6
April 1-30	1.4	68.70	1.4	40.4
May 1-31	1.7	72.10	1.7	39.1
June 1-30	2.3	68.33	2.3	36.9
July 1-31	2.6	66.26	2.6	34.4
August 1-31	2.9	62.83	2.9	31.6
September 1-30	—	62.55	—	31.7
October 1-31	—	—	—	31.7
November 1-30	1.5	69.50	1.5	31.1
December 1-31.3		69.75	.3	31.0

Total	21.3	$65.28	21.3	31.0

(1)	All purchases were open market transactions completed in compliance with SEC Rule 10b-18.

(2)	On January 21, 2003, Fannie Mae publicly announced the approval by the Board of Directors of a share repurchase program under which up to 49.4 million shares (5 percent of common shares outstanding as of December 31, 2002) could be purchased by Fannie Mae (the “General Repurchase Authority”). At the same time, the Board approved the repurchase of additional shares to offset stock issued (or expected to be issued) under Fannie Mae’s employee benefit plans. This share repurchase program replaces the repurchase program in effect since 1996 and has no specified expiration date. Of the 21.3 million shares repurchased in 2003, 2.9 million shares were repurchased to offset stock issued under Fannie Mae’s employee benefit plans.

(3)	Reflects maximum number of shares that may yet be purchased under the General Repurchase Authority, but does not include additional shares that may be repurchased to offset stock issued (or expected to be issued) under Fannie Mae’s employee benefit plans. See “Notes to Financial Statements—Note 9, Stock-Based Compensation Plans,” for information about shares issued or to be issued, under Fannie Mae’s employee benefit plans. At December 31, 2003, a total of 42.8 million shares were available for grant pursuant to Fannie Mae’s employee benefit plans. At the Annual Meeting of Shareholders in May 2004, shareholders will be asked to vote on whether to increase the number of shares available for issuance under Fannie Mae’s Employee Stock Purchase Plan by 9 million shares.

Item 6.	Selected Financial Data

The following selected financial data includes performance measures and ratios based on our reported results and core business earnings, a supplemental non-GAAP (generally accepted accounting principles) measure used by management in operating our business. Our core business earnings measures are not defined terms within GAAP and may not be comparable to similarly titled measures presented by other companies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation (‘MD&A’)— Core Business Earnings and Business Segment Results” for a discussion of how we use core business earnings measures and why we believe they are helpful to investors. We have reclassified certain prior period amounts to conform to our current year presentation. This financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and our financial statements and related notes, included elsewhere in this report.

	Year Ended December 31,

Reported Earnings Data:	2003	2002	2001	2000	1999

	(Dollars and shares in millions, except per share amounts)

Net income	$7,905	$4,619	$5,894	$4,448	$3,912
Preferred stock dividends and issuance costs on redemptions	(150)	(111)	(146)	(121)	(78)

Net income available to common stockholders	$7,755	$4,508	$5,748	$4,327	$3,834

Basic earnings per common share	$7.93	$4.54	$5.75	$4.31	$3.75
Diluted earnings per common share	7.91	4.52	5.71	4.29	3.72
Weighted-average diluted common shares outstanding	981	997	1,006	1,009	1,031
Cash dividends per common share	$1.68	$1.32	$1.20	$1.12	$1.08
Net interest yield, taxable-equivalent basis	1.54%	1.38%	1.19%	1.01%	1.01%
Return on average assets	.82	.55	.78	.71	.73
Return on common equity	49.9	30.1	39.8	25.6	25.2
Average equity to average assets	2.0	2.1	2.3	3.1	3.1
Dividend payout ratio	21.2	29.1	20.9	26.0	28.8
Ratio of earnings to combined fixed charges and preferred stock dividends and issuance costs on redemptions(1)	1.27:1	1.15:1	1.18:1	1.16:1	1.17:1
Core Business Earnings Data:(2)
Core business earnings(3)	$7,306	$6,394	$5,367	$4,448	$3,912
Core business earnings per diluted common share	7.29	6.30	5.19	4.29	3.72
Core taxable-equivalent revenues(4)	14,794	11,896	10,187	7,825	6,975
Net interest margin, taxable-equivalent basis(5)	1.20%	1.15%	1.11%	1.01%	1.01%
Core return on average assets(6)	.76	.76	.71	.71	.73
Core return on average realized common equity(7)	26.0	26.0	25.4	25.2	25.0

	December 31,

Balance Sheet Data:	2003	2002	2001	2000	1999

Mortgage portfolio, net	$901,795	$801,043	$706,755	$607,680	$523,046
Liquid assets(8)	65,155	56,941	74,178	55,069	41,703
Total assets	1,009,569	887,515	799,948	675,224	575,308
Borrowings:
Due within one year	483,193	382,412	343,492	280,322	226,582
Due after one year	478,539	468,570	419,975	362,360	321,037
Total liabilities	987,196	871,227	781,830	654,386	557,679
Preferred stock	4,108	2,678	2,303	2,278	1,300
Stockholders’ equity	22,373	16,288	18,118	20,838	17,629
Core capital(9)	34,405	28,079	25,182	20,827	17,876
Total capital(10)	35,182	28,871	25,976	21,634	18,677

	Year Ended December 31,

Other Performance Measures:	2003	2002	2001	2000	1999

Average effective guaranty fee rate(11)	.202%	.191%	.190%	.195%	.193%
Credit loss ratio(12)	.006	.005	.006	.007	.011
Administrative expense ratio(13)	.072	.072	.071	.072	.071
Efficiency ratio(14)	9.9	10.2	10.0	11.6	11.5
Mortgage purchases(15)	$572,852	$370,641	$270,584	$154,231	$195,210
MBS issues acquired by others(16)	850,204	478,260	344,739	105,407	174,850
Business volume(17)	1,423,056	848,901	615,323	259,638	370,060

	December 31,

	2003	2002	2001	2000	1999

Gross mortgage portfolio(18)	$898,438	$794,124	708,447	610,253	524,447
Outstanding MBS(19)	1,300,166	1,029,456	858,965	706,722	679,145
Book of business(20)	2,198,604	1,823,580	1,567,412	1,316,975	1,203,592

(1)	“Earnings” consist of (a) income before federal income taxes and cumulative effect of change in accounting principle and (b) fixed charges. Fixed charges represent interest expense.
(2)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Core Business Earnings and Business Segment Results” for additional discussion of our supplemental non-GAAP (generally accepted accounting principles) core business earnings measures and for a reconciliation to comparable GAAP measures.
(3)	Core business earnings is a non-GAAP measure developed by management in conjunction with the adoption of FAS 133 to evaluate and assess the quality of Fannie Mae’s earnings from its principal business activities on a consistent basis. Core business earnings is presented on a net of tax basis and excludes changes in the time value of purchased options recorded under FAS 133 and includes purchased options premiums amortized over the original estimated life of the option and any acceleration of expense related to options extinguished prior to exercise.
(4)	A non-GAAP measure that includes revenues net of operating losses, primarily on low-income housing tax credit limited partnerships, and purchased options premiums amortization expense, adjusted to include taxable-equivalent amounts of tax-exempt income using the applicable federal income tax rate of 35 percent.
(5)	A non-GAAP measure calculated based on annualized core net interest income on a tax-equivalent basis divided by the weighted average net investment balance.
(6)	A non-GAAP measure calculated based on core business earnings less preferred stock dividends and issuance costs on redemptions divided by average assets.
(7)	A non-GAAP measure calculated based on core business earnings less preferred stock dividends and issuance costs on redemptions divided by average realized common stockholders’ equity (common stockholders’ equity excluding accumulated other comprehensive income).
(8)	Liquid assets include (a) cash and cash equivalents less any pledged collateral, (b) nonmortgage investments, and (c) loans held for securitization or sale.
(9)	The sum of (a) the stated value of common stock, (b) the stated value of outstanding noncumulative perpetual preferred stock, (c) paid-in capital, and (d) retained earnings, less treasury stock. Core capital represents a regulatory measure of capital.

(10)	The sum of (a) core capital and (b) the total allowance for loan losses and guaranty liability for MBS, less (c) the specific loss allowance. Total capital represents a regulatory measure of capital. Specific loss allowances totaled $20 million, $19 million, $13 million, $2 million, and $3 million at December 31, 2003, 2002, 2001, 2000, and 1999.
(11)	Calculated based on guaranty fees and the amortization of deferred price adjustments related to average outstanding MBS.
(12)	Charge-offs and foreclosed property expense (income), net of recoveries, as a percentage of average mortgage credit book of business.
(13)	Administrative expenses as a percentage of average net mortgage portfolio and average outstanding MBS.
(14)	Administrative expenses as a percentage of core taxable-equivalent revenues.
(15)	Unpaid principal balance of loans, MBS, and other mortgage-related securities purchased by Fannie Mae during the reporting period.
(16)	Unpaid principal balance of MBS issued and guaranteed by Fannie Mae and acquired by investors other than Fannie Mae during the reporting period.
(17)	Includes mortgage purchases and MBS issues acquired by others.
(18)	Unpaid principal balance of mortgages held in portfolio, excluding the effect of unrealized gains or losses on available-for-sale securities, deferred balances and the allowance for loan losses.
(19)	Unpaid principal balance of MBS guaranteed by Fannie Mae and held by investors other than Fannie Mae.
(20)	Includes gross mortgage portfolio and outstanding MBS.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-looking statements reflect our management’s expectations based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. As such, forward-looking statements are subject to risks and uncertainties, and our actual results may differ (possibly significantly) from those indicated in such statements. Among the factors that may affect the performance, development, or results of our business, and thereby cause actual results to differ from management’s expressed expectations, are the following:

•	significant changes in borrower preferences for fixed- or adjustable-rate mortgages, originator preferences for selling mortgages in the secondary market, investor preferences for our securities versus other investments, the availability of funding at attractive spreads in the financial markets (in particular from callable debt), and other factors affecting the overall mix of mortgage loans available for purchase, our funding opportunities, or our net interest margins;

•	significant changes in housing price valuations, employment rates, or other factors affecting delinquency or foreclosure levels and credit losses;

•	significant changes in our policies or strategies, such as our underwriting requirements or our interest rate risk management, credit loss mitigation, or investment strategies;

•	regulatory or legislative changes affecting us, our competitors, or the markets in which we are active, including changes in tax law or capital requirements applicable to us or our activities, or loss of certain exemptions or the Treasury’s ability to purchase our obligations (see “Business— Government Regulation and Charter Act”);

•	competitive developments in the markets for mortgage purchases and for the sale of mortgage-related and debt securities, or significant changes in the rate of growth in conforming residential mortgage debt;

•	significant changes in the amount and rate of growth of our expenses, and the costs (and effects) of legal or administrative proceedings (see “Legal Proceedings”) or changes in accounting policies or practices;

•	significant changes in general economic conditions or the monetary or fiscal policy of the United States;

•	unanticipated, substantial changes in interest rates. It is possible that sudden, severe swings in interest rates could have at least a short-term significant effect on our results; and

•	political events in the United States and internationally.

Any forward-looking statements in this document or that we may make from time to time are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement.

EXECUTIVE SUMMARY

About Fannie Mae

Fannie Mae is the nation’s largest source of financing for home mortgages. We are a shareholder-owned corporation, chartered by the U.S. Congress to provide liquidity in the secondary mortgage market to increase the availability and affordability of homeownership for low-, moderate-, and middle-income Americans. Our charter limits our operations to activities related to housing, mortgages and related financial products. Our business activities are aligned with national policies that support the expansion of homeownership in America, and serve to increase the total amount of funds available to finance housing. Though chartered by Congress, our business is self-sustaining and funded exclusively with private capital. The U.S. government does not guarantee, directly or indirectly, Fannie Mae’s securities or other obligations.

Our Businesses

We compete in the secondary market for residential mortgage debt outstanding (“MDO”), and we invest in and manage one primary asset class— residential mortgage assets (in the form of mortgage loans and mortgage-related securities). Fannie Mae generates revenues primarily through two complementary business lines: our Portfolio Investment business and our Credit Guaranty business. We manage and evaluate the results of our business lines as though each were a stand-alone business, and accordingly, we allocate certain income and expenses to each line of business for purposes of business segment reporting.

The chart below is a simplified representation of our line of business revenue model.(1) In our Portfolio Investment business, we purchase mortgage loans, mortgage-related securities, and liquid investments for our portfolios and earn income primarily from the difference, or spread, between the yield on these assets and the cost of the debt, which is supplemented by our use of derivatives, and capital used to fund these assets (“net interest yield” on a GAAP basis and “net interest margin” on a non-GAAP or “core” basis). We fund the assets in our portfolio by issuing debt securities in the global capital markets and by entering into derivative contracts. In our Credit Guaranty business, primary mortgage lenders deliver pools of mortgages to us to package into Fannie Mae guaranteed mortgage-backed securities (“MBS”). We receive guaranty fees to compensate us for guaranteeing the timely payment of principal and interest on MBS, which are included in guaranty fee income if the MBS is held by other investors and in interest income if the MBS is held in our portfolio.

(1)	This model does not reflect allocations made between our Portfolio Investment business and Credit Guaranty business for segment reporting purposes as described in “MD&A—Core Business Earnings and Business Segment Results.”

(2)	“Net interest margin” and “Core net interest income” are supplemental non-GAAP measures that we use to evaluate the performance of our Portfolio Investment business. See “MD&A— Core Business Earnings and Business Segment Results” for more information about these and other non-GAAP measures.

As illustrated in the diagram above, earnings growth from core net interest income depends principally on two factors: growth in the average balance of our mortgage investments and the interest margin we earn on those investments. Our objective is to maintain a disciplined approach to growing our portfolio, purchasing mortgages when the spread between our cost of funds and the yield on mortgage assets is attractive and when supply is available in the market. The pace of growth in our mortgage portfolio has largely tracked these factors, and we anticipate that this dynamic will continue.

Guaranty fee income growth depends upon the growth in average outstanding MBS and the guaranty fee rate we receive for our guaranty of timely payment of principal and interest on outstanding MBS (MBS held by investors other than Fannie Mae). Growth in outstanding MBS depends largely on the volume of mortgages made available for securitization and the perceived quality and value of our MBS in the secondary market. Growth in our average effective guaranty fee rate will depend upon our ability to further implement risk-based pricing fees on new business and the credit quality of the loans we securitize. In addition, changes in mortgage prepayment speeds will affect the pace of recognition of deferred fee price adjustments, which also impacts our average effective guaranty fee rate.

How We Manage Risk

Our ability to achieve desired returns and to meet the objectives of our housing mission depend to a significant degree on our success in applying professional expertise, sophisticated financial tools, and experience to manage the risks inherent in the assets we own or guarantee. During 2003, we undertook a comprehensive review and assessment of our corporate financial disciplines. In conjunction with this assessment, we adopted several internal financial discipline objectives to maintain or enhance Fannie Mae’s financial strength. We discuss these objectives further in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Because we guarantee the timely payment of principal and interest on the MBS we issue, we assume the risk that a homeowner will default on his or her mortgage obligation. To manage this risk, our Credit Guaranty business employs technology-driven underwriting tools, risk-sharing strategies, and active asset management strategies focused on anticipating and minimizing potential losses. For 2003, our total credit-related losses remained low, totaling only $123 million or .006 percent of our average mortgage credit book of business.

Our Portfolio Investment business manages the interest rate risk associated with the mortgage assets we own— the risk that changes in interest rates could impact cash flows on our mortgage assets and debt in a way that adversely affects our earnings or long-term value. To manage this risk, we seek to maintain a close match between the durations of the debt we issue and the mortgage assets we purchase. To help us achieve this objective, we issue debt securities, including securities callable at our option. We also use interest-rate derivatives— including interest rate swaps, swaptions and interest rate caps— to supplement our issuance of debt, increase our funding flexibility and limit our exposure to interest rate volatility. The principal interest rate risk measures used by management to evaluate our risk position are reported on a monthly basis. In 2003, a year defined by historic levels of interest rate volatility, we were able to maintain our risk measures at acceptable levels throughout the year and deliver record financial performance. A more detailed discussion of our interest rate risk management practices and results is included in “MD&A— Portfolio Investment Business Operations— Interest Rate Risk Management.”

In some cases, accounting results may not reflect the purpose or economic impact of a specific transaction or type of transaction in the same way that management views the purpose or impact. For example, we discuss the effect of our adoption of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), on our reported net income and how we use core business earnings, a supplemental non-GAAP measure, to evaluate Fannie Mae’s results in “MD&A— Core Business Earnings and Business Segment Results.” We also provide a reconciliation of core business earnings to Fannie Mae’s reported net income. We devote much of our MD&A discussion to our management of interest rate and credit risk and our use of derivatives and off-balance sheet arrangements because we focus significant attention and resources on these areas. We believe that understanding our approach to managing these risks helps in understanding our financial strategy and results.

Our Market

Fannie Mae’s growth is tied principally to the growth of our underlying market— residential MDO. Residential MDO has grown every year since the Federal Reserve began tracking the measure in 1958, and has typically outpaced the growth of nominal GDP. In addition, our book of business, which includes our gross mortgage portfolio and outstanding MBS, has typically grown somewhat faster than MDO, and we expect this trend to continue.

For the current decade, our economic forecasts project that MDO will grow at an annualized rate of 8-10 percent. In the first three years of the current decade, MDO grew at an annualized rate of 11.7 percent, substantially outpacing our projection for average annual growth for the decade as a whole. This growth was largely attributable to a sustained period of low interest rates, which fueled record levels of refinancings, record home sales and strong home price appreciation. The period 2001-2003 comprised the first three consecutive years of double-digit growth in residential MDO since 1987-1989. Growth dynamics for this period are represented in the following table:

	2003		2002		2001

	Amount	Change	Amount	Change	Amount	Change

Housing Market:
Home sale units (in thousands)	7,192	10%	6,539	5%	6,204	3%
OFHEO House Price Index(1)	8.0%	3	7.7%	2	7.5%	(5)
Single-family mortgage originations (in billions)	$3,712	42	$2,614	29	$2,027	94
Purchase share	31.9%	(17)	38.5%	(11)	43.5%	(45)
Refinance share	68.1	11	61.5	9	56.5	163
Mortgage debt outstanding (in billions)	$7,818	12	$6,951	12	$6,184	10
Fannie Mae (in billions):
Business volume	$1,423	68%	$849	38%	$615	137%
Book of business	2,199	21	1,824	16	1,567	19

(1)	OFHEO’s House Price Index is a quarterly report issued by OFHEO that analyzes housing appreciation trends.

In 2003, low interest rates throughout the year, including 45-year lows reached in mid-June, coupled with a housing market that remained resilient despite uncertainties regarding the pace of economic recovery, resulted in record mortgage originations. Residential MDO rose by approximately 12.5 percent in 2003 to a record $7.8 trillion, the fastest pace of growth in 16 years. For the remainder of the decade, we expect that growth in residential MDO will slow from the extraordinary pace of the past three years. We anticipate, however, that annualized growth for MDO during this period will average between 6.50 and 9.25 percent due to positive demographic and economic drivers such as population and immigration growth, increased homeownership rates among the minority population, and continued growth in home values.

Our Competitive Dynamics

Because Fannie Mae’s current share of interest rate risk is only about 11 percent of total residential MDO and our share of credit risk is only 27 percent of MDO, we believe that the market presents significant opportunities for continued growth in each of our primary businesses. However, to achieve our objective of strong and consistent growth over time, each of our businesses must effectively address the challenges of an extremely competitive business environment.

In our Portfolio Investment business, we compete with commercial banks, thrifts, other government sponsored enterprises, credit unions, finance companies and other investors for mortgage assets made available in the secondary market. Competition for mortgage assets has been particularly intense during the past three years, and our market share has remained virtually unchanged at approximately 11 percent. This is largely a result of our adherence to a disciplined approach to growing our mortgage portfolio.

In our Credit Guaranty business, our success compared with competitors in the market that securitize originated mortgages is determined largely by the liquidity and perceived value of the MBS we issue. During the past three years, our market share in the Credit Guaranty business has increased by approximately five percentage points.

Our 2003 Financial Performance

Fannie Mae achieved record financial performance in 2003. Our Portfolio Investment business benefited greatly from the low interest rate environment and steep yield curve that existed during the first half of 2003, which kept our cost of funds low and, correspondingly, elevated our net interest margin to higher than anticipated levels. As a result, our net interest income and core net interest income reached record levels. This facilitated the repurchase of a greater amount of higher cost debt securities, which generated significant losses in 2003 but will contribute to lower funding costs in the future.

The Credit Guaranty business also benefited from the low interest rate environment in the first half of 2003, which contributed to record MBS issuance. The effective guaranty rate also rose due to an increase in risk-based pricing fees and faster recognition of deferred fees due to accelerated prepayments on MBS.

Our strong growth in GAAP net income in 2003, together with preferred stock issuances, allowed us to increase our core capital base by over $6 billion during the year and to return a record amount of capital to shareholders in the form of increased dividends and share repurchases. We raised our common stock dividend by 27 percent— from $1.32 in 2002 to $1.68 in 2003— and also repurchased over 21 million shares of common stock.

Principal Challenges We Anticipate

Portfolio Investment Business

Our portfolio growth of 13 percent in 2003 was slightly below our expectations. While low interest rates during the first half of the year spurred record mortgage originations, aggressive purchasing by banks and other investors resulted in relatively narrow mortgage to debt spreads and lower than expected sales into the secondary market. Consistent with our disciplined growth strategy, the Portfolio Investment business purchased mortgage investments when spreads exceeded our hurdle rates and when supply was available in the market. The level of growth in our mortgage portfolio in 2004 will likewise depend largely upon spread levels and availability of investments in the secondary market. It is extremely difficult to predict when the catalysts that have driven aggressive purchasing of mortgage assets by depository institutions will change to a degree sufficient to slow purchasing, or to drive net selling, of mortgage assets by depositories. However, we do anticipate that at some point during 2004, the variables that have resulted in a highly competitive market for mortgage assets will begin to follow historical, cyclical trends, which should result in a more favorable environment for growth in our mortgage portfolio.

Credit Guaranty Business

Our Credit Guaranty business in 2003 reported record guaranty fee income while maintaining all major measures of credit quality within historically low ranges. Delivering sustained above-market growth within a stringent risk framework will continue to be the primary challenge faced by our Credit Guaranty business. As our mortgage credit book of business becomes more seasoned, we anticipate an upward trend in serious delinquency rates and foreclosures, but we expect that any dollar increase in credit losses will be modest.

Legislative Proposals

During 2003, several bills were introduced in Congress that propose to alter the regulatory regime under which Fannie Mae operates. These bills seek to transfer regulatory responsibility for overseeing Fannie Mae’s safety and soundness from our current regulator Office of Federal Housing Enterprise Oversight (“OFHEO”) to a bureau within the U.S. Department of the Treasury or to a newly created independent entity. Some of the bills also would transfer various of HUD’s regulatory authorities over Fannie Mae to a Treasury bureau or other entity. Several bills seek to provide additional or expanded powers to the proposed new regulator, including the power to set capital levels that are now fixed by the 1992 Act. Congress will continue to consider possible regulatory reform in 2004. We support a strong, well-funded, independent regulator, but object to any changes to our regulatory structure that will inhibit the success of our statutory mission. We will continue to work with policymakers to reach a consensus that strengthens the safety and soundness oversight of Fannie Mae. However, we cannot predict whether any legislation will be approved by Congress and signed into law by the President and, if so, the final form or effective date of the legislation.

Organization of MD&A

We intend for our MD&A to provide information that will assist in better understanding our financial statements, the changes in certain key items in our financial statements from year to year, the primary factors driving those changes, any known trends or uncertainties that we are aware of that we believe may have a material effect on our future performance, as well as how certain accounting principles affect our financial statements. We provide additional information about our two lines of business to explain how these business segments and their results affect Fannie Mae’s financial condition and results of operations. This discussion should be read in conjunction with our financial statements as of December 31, 2003 and the notes accompanying those financial statements. Our MD&A is organized as follows:

•	Reported Results of Operations

•	Critical Accounting Policies and Estimates

•	Core Business Earnings and Business Segment Results

•	Portfolio Investment Business Operations

•	Credit Guaranty Business Operations

•	Operations Risk Management

•	Liquidity and Capital Resources

•	Pending Accounting Pronouncements

REPORTED RESULTS OF OPERATIONS

The following discussion is based on Fannie Mae’s reported GAAP results. We have reclassified certain amounts in our prior years’ reported results to conform to our current presentation.

Overview

The record housing year generated record volumes, business growth, and revenues for Fannie Mae in 2003. We reported a substantial increase in our reported net income in 2003, due to a combination of increased revenues and changes in the mark-to-market values of our option-based derivatives under FAS 133. Reported net income and diluted earnings per share (“EPS”) totaled $7.905 billion and $7.91, respectively, in 2003, compared with $4.619 billion and $4.52 in 2002, and $5.894 billion and $5.71 in 2001. Our reported results, which are based on GAAP, may fluctuate significantly from period to period because of the accounting for purchased options under FAS 133. FAS 133 requires that we record changes in the time value of purchased options that we use to manage interest rate risk in our income; however, we do not record in earnings changes in the intrinsic value of some of those options or similar changes in the fair value of options in all of our callable debt or mortgage assets. We expect the mark-to-market adjustment on purchased options to create temporary unrealized gains and losses that will often vary substantially from period to period with changes in interest rates, expected interest rate volatility, and derivative activity.

During 2003, we saw historic levels of interest rate volatility in the fixed income markets. The year was characterized by mortgage interest rates that fell sharply in the first half of the year, with rates generally higher in the second half of the year. Most long-term rates ended the year modestly higher than where they started in 2003, although mortgage rates were little changed from the end of 2002 to the end of 2003. Yields on 30-year fixed-rate mortgages dropped to about 5.20 percent in June, the lowest level in 45 years, before moving up briefly to 6.45 percent in September and then slipping again to end the year slightly below 6.00 percent. The generally higher interest rate environment at the end of the year and normal seasoning of our options resulted in our recording $2.168 billion of expense from changes in the time value of purchased options in 2003, a decline of $2.377 billion from the prior year. Purchased options expense for 2002 and 2001 totaled $4.545 billion and $37 million, respectively.

Excluding the effect of purchased options expense, we experienced strong growth in 2003 that was partially offset by a significant increase in losses on the extinguishment of debt as we took advantage of market opportunities to repurchase significant amounts of higher cost debt. Reported net interest income increased 28 percent in 2003 and 31 percent in 2002. Increases in net interest income were driven primarily by the combined growth in our reported net interest yield and expansion of our mortgage portfolio. Guaranty fee income was up 33 percent in 2003 and 23 percent in 2002, due primarily to growth in outstanding MBS and our average effective guaranty fee rate.

Our 2003 results also include an after-tax gain of $185 million related to the cumulative effect of adopting Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“FAS 149”). FAS 149 amends and clarifies certain aspects of FAS 133 and applies to mortgage loan purchase commitments entered into or modified after June 30, 2003, and purchase and sale commitments for when-issued mortgage securities outstanding as of June 30, 2003 and entered into after that date.

Management also tracks and analyzes Fannie Mae’s financial results based on “core business earnings.” We developed core business earnings as a supplemental non-GAAP measure in conjunction with our January 1, 2001 adoption of FAS 133 to adjust for accounting differences between alternative transactions we use to hedge interest rate risk that produce similar economic results but require different accounting treatment under FAS 133. For example, our core business earnings measure allows management and investors to evaluate the quality of earnings from Fannie Mae’s principal business activities in a way that accounts for comparable hedging transactions in a similar manner. While the core business earnings measure is not a substitute for GAAP net income, we rely on core business earnings in operating our business because we believe core business earnings provides our management and investors with a better measure of our financial results and better reflects our risk management strategies than our GAAP net income. We discuss our core business earnings results in “MD&A— Core Business Earnings and Business Segment Results.”

Net Interest Income

Reported net interest income is the difference between interest income and interest expense. Net interest income represents a principal source of earnings for Fannie Mae and is affected by investment and debt growth, asset yields, and the cost of debt and certain derivatives. Reported net interest income subsequent to our adoption of FAS 133 only includes a portion of the cost associated with using purchased options to hedge the borrowers’ prepayment option in mortgages. Prior to the adoption of FAS 133, we amortized purchased options premiums over the expected life of the option and reflected the cost in our net interest income as a component of our interest expense. We now report the change in the fair value of the time value of purchased options in a separate income statement category entitled “Purchased options expense.” We also present net interest income and the related net interest yield on a taxable-equivalent basis to consistently reflect income from taxable and tax-exempt investments based on a 35 percent marginal tax rate.

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

Table 1:    Net Interest Yield

	2003	2002	2001

	(Dollars in millions)
Interest income:
Mortgage portfolio	$49,754	$49,265	$46,478
Liquid investments	1,166	1,588	2,692

Total interest income	50,920	50,853	49,170

Interest expense(1):
Short-term debt	2,820	2,732	5,737
Long-term debt	34,531	37,555	35,343

Total interest expense	37,351	40,287	41,080

Net interest income	13,569	10,566	8,090
Taxable-equivalent adjustment on tax-exempt investments (2)	479	502	470

Taxable-equivalent net interest income	$14,048	$11,068	$8,560

Average balances(3):
Interest-earning assets(4):
Mortgage portfolio, net	$839,172	$735,943	$658,195
Liquid investments	75,113	68,658	58,811

Total interest-earning assets	914,285	804,601	717,006
Interest-free funds(5)	(27,336)	(23,992)	(23,630)

Total interest-earning assets funded by debt	$886,949	$780,609	$693,376

Interest-bearing liabilities(1):
Short-term debt	$240,628	$141,727	$137,078
Long-term debt	646,321	638,882	556,298

Total interest-bearing liabilities	$886,949	$780,609	$693,376

Average interest rates(2,3):
Interest-earning assets:
Mortgage portfolio, net	5.92%	6.73%	7.11%
Liquid investments	1.59	2.34	4.63

Total interest-earning assets	5.56	6.35	6.90
Interest-free return(5)	.19	.18	.21

Total interest-earning assets and interest-free return	5.75	6.53	7.11

Interest-bearing liabilities(1):
Short-term debt	1.16	1.90	4.16
Long-term debt	5.34	5.88	6.35

Total interest-bearing liabilities	4.21	5.15	5.92

Net interest yield	1.54%	1.38%	1.19%

(1)	Classification of interest expense and interest-bearing liabilities as short-term or long-term is based on effective maturity or repricing date, taking into consideration the effect of derivative financial instruments. In 2003, we revised our method of classifying interest expense between short-term and long-term on certain derivative instruments. This reclassification does not affect Fannie Mae’s total interest expense. We reclassified $246 million and $160 million between short-term and long-term interest expense in 2002 and 2001, respectively, to conform to our current year presentation.

(2)	Reflects non-GAAP adjustments to permit comparison of yields on tax-exempt and taxable assets based on a 35 percent marginal tax rate.

(3)	Averages have been calculated on a monthly basis based on amortized cost.

(4)	Includes average balance of nonaccrual loans of $6.0 billion in 2003, $4.6 billion in 2002, and $2.6 billion in 2001.

(5)	Interest-free funds represent the portion of our investment portfolio funded by equity and non-interest bearing liabilities.

Reported net interest income of $13.569 billion for 2003 was up 28 percent over 2002, driven by a 14 percent increase in our average net investment balance and a 16 basis point expansion in our reported net interest yield to 1.54 percent. Our average net investment balance (also referred to as total interest-earning assets) consists of our mortgage portfolio (net of unrealized gains and losses on available-for-sale securities and deferred balances) and liquid investments, which include cash equivalents pledged as collateral. The increased amount of purchased options used as a substitute for callable debt had a positive effect on our net interest yield in 2003 because the cost of purchased options is not reflected in our net interest yield or reported net interest income. Reported net interest income for 2002 increased 31 percent over 2001, driven by a 12 percent increase in our average net investment balance and a 19 basis point expansion in our reported net interest yield to 1.38 percent. Our net interest yield continued to benefit and remained elevated during 2003 and 2002 because of the unusually steep yield curve, which afforded us the opportunity to significantly lower our debt costs by calling or retiring higher-cost debt and temporarily replacing it with shorter-term, lower-cost debt in anticipation of faster mortgage prepayments. The following table shows a rate/volume analysis of the changes in our reported net interest income during 2003 and 2002.

Table 2:    Rate/ Volume Analysis of Reported Net Interest Income

		Attributable to
		Changes in(1)
	Increase
	(Decrease)	Volume	Rate

	(Dollars in millions)
2003 vs. 2002

Interest income:
Mortgage portfolio	$489	$6,475	$(5,986)
Liquid investments	(422)	138	(560)

Total interest income	67	6,613	(6,546)

Interest expense:(2)
Short-term debt	88	1,428	(1,340)
Long-term debt	(3,024)	433	(3,457)

Total interest expense	(2,936)	1,861	(4,797)

Change in net interest income	$3,003	$4,752	$(1,749)

Change in taxable-equivalent adjustment on tax-exempt investments(3)	(23)

Change in taxable-equivalent net interest income	$2,980

2002 vs. 2001

Interest income:
Mortgage portfolio	$2,787	$5,292	$(2,505)
Liquid investments	(1,104)	394	(1,498)

Total interest income	1,683	5,686	(4,003)

Interest expense:(2)
Short-term debt	(3,005)	188	(3,193)
Long-term debt	2,212	4,986	(2,774)

Total interest expense	(793)	5,174	(5,967)

Change in net interest income	$2,476	$512	$1,964

Change in taxable-equivalent adjustment on tax-exempt investments(3)	32

Change in taxable-equivalent net interest income	$2,508

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative size.

(2)	Classification of interest expense and interest-bearing liabilities as short-term or long-term is based on effective maturity or repricing date, taking into consideration the effect of derivative financial instruments.

(3)	Reflects non-GAAP adjustments to permit comparison of yields on tax-exempt and taxable assets based on 35 percent marginal tax rate.

Guaranty Fee Income

Guaranty fee income reported in our total corporate results and our average guaranty fee rate primarily include guaranty fees we receive on outstanding MBS. We classify guaranty fees on MBS held in our portfolio as net interest income. The guaranty fee income allocated for line of business reporting purposes to the Credit Guaranty business on MBS held in our portfolio is eliminated by an equal and offsetting allocation of guaranty expense to the Portfolio Investment business.

Table 3 presents our guaranty fee income and average effective guaranty fee rate for the past three years.

Table 3:    Guaranty Fee Data

	Year Ended December 31,

	2003	% Change	2002	% Change	2001

	(Dollars in millions)
Guaranty fee income	$2,411	33%	$1,816	23%	$1,482
Average balance of outstanding MBS(1)	1,191,717	25	950,232	22	779,647
Average effective guaranty fee rate (basis points)	20.2	6	19.1	1	19.0

(1)	“Outstanding MBS” refers to mortgage-related securities guaranteed by Fannie Mae and held by investors other than Fannie Mae. If an MBS has been resecuritized into another MBS, we only include the principal amount once in the outstanding balance.

The 33 percent increase in guaranty fee income in 2003 was driven by 25 percent growth in average outstanding MBS and a 6 percent increase in the average effective guaranty fee rate on outstanding MBS to 20.2 basis points. Guaranty fee income in 2002 was up 23 percent over 2001, primarily due to 22 percent growth in average outstanding MBS.

We expanded our issuances of MBS during 2003 and 2002 in response to increased volumes from lenders, fueled in part by the substantial level of refinance activity. MBS issues acquired by other investors rose 78 percent in 2003 to $850 billion and 39 percent in 2002 to $478 billion. Our market share also increased in 2003 due to our ability to meet record customer demands, coupled with uncertainty related to our major competitors and more favorable price spreads on Fannie Mae securities. The increase in our average effective guaranty fee rate during 2003 resulted primarily from accelerated recognition of deferred fee price adjustments due to faster prepayment speeds associated with the unprecedented level of refinancings, along with an increase in risk-based pricing fees on new business. As the rate of refinancings decrease, prepayment speeds and our recognition of deferred fee price adjustments will slow.

Over the past three years, our combined book of business has grown at an exceptional pace with outstanding MBS growing much faster than our portfolio, averaging 23 percent per year compared with about 14 percent per year for our portfolio. A key driver of this growth differential has been the increased demand among depository institutions for fixed-rate mortgages, partially stemming from the unusually steep yield curve. We anticipate that the unusually high demand for mortgages among depository institutions will begin to diminish during 2004. As this happens and mortgage originations slow from the record levels of the past 3 years, we anticipate growth in outstanding MBS to slow from the recent extraordinary levels.

Fee and Other Income, Net

Fee and other income includes transaction fees, technology fees, multifamily fees, costs associated with the purchase of additional mortgage insurance to protect against credit losses (“credit enhancement expense”), gains and losses on the sale of securities, other-than-temporary impairment, operating losses from certain tax-advantaged investments in affordable housing projects, and other miscellaneous items. Tax-advantaged investments represent equity interests in limited partnerships that own rental housing and generate tax credits, which reduce Fannie Mae’s effective federal income tax rate. We account for the majority of these investments using the equity method. We do not guarantee any obligations of these partnerships, and our exposure is limited to the amount of our investments. We record the tax benefit related to these investments as a reduction in the provision for federal income taxes and as an increase in taxable-equivalent revenues.

Fee and other income totaled $437 million in 2003, an increase of $205 million over 2002 driven largely by an increase in volume-related transaction and technology fees. The following table shows the components of fee and other income.

Table 4:    Fee and Other Income, Net

		Year Ended December 31,

	2003	% Change	2002	% Change	2001

	(Dollars in millions)

Transaction fees	$491	140%	$205	60%	$128
Technology fees	274	39	197	21	163
Multifamily fees	140	63	86	37	63
Tax-advantaged investments	(263)	17	(225)	1	(222)
Credit enhancement expense	(169)	37	(123)	173	(45)
Other	(36)	(139)	92	(44)	64

	$437	88%	$232	54%	$151

We experienced a significant increase in transaction, technology, and multifamily fees in 2003 due to a surge in business volumes associated with the robust refinancing market. Transaction, technology, and multifamily fees almost doubled from the prior year to $905 million as our business volume, which includes portfolio purchases and MBS issues acquired by other investors, swelled to $1,423 billion from $849 billion in 2002. We expect markedly lower total business volumes in 2004, which is likely to result in a considerable reduction in transaction and technology fees.

We recognized other-than-temporary impairment totaling $308 million in 2003, compared with $110 million in 2002. The increase in impairment amounts recorded during 2003 was primarily related to securities or investments that were downgraded during the year and suffered significant declines in fair value, and for which we concluded that it was uncertain whether we would recover all principal and interest due to us.

Fee and other income totaled $232 million in 2002, up from $151 million of income in 2001. The $81 million increase was driven by a $111 million increase in transaction and technology fees resulting primarily from increased real estate mortgage investment conduit (“REMIC”) transaction volumes and a $69 million increase in net gains from the sale of investments. These increases were offset partially by a $78 million increase in credit enhancement expenses and a $61 million increase in impairment write-downs on a variety of investments. The increase in credit enhancement expenses was attributable to an increase in the volume of business covered by credit enhancements purchased directly by Fannie Mae, stemming from our expansion into new products and markets.

Credit-Related Expenses

Credit-related expenses include foreclosed property expenses (income) and the provision for losses.

Credit-related expenses increased $20 million in 2003 to $112 million, compared with $92 million in 2002 and $78 million in 2001. The increase in credit-related expenses was due primarily to increasing acquisitions of single-family foreclosed properties. Although foreclosed single-family property acquisitions increased in 2003 to 26,788, from 19,500 in 2002 and 14,486 in 2001, average severities on the sale of these properties have remained low by historical standards due to overall strong home prices and credit enhancement proceeds. Foreclosed property expense (income) was a net loss of $12 million in 2003, compared with a net gain of $36 million in 2002 and $16 million in 2001, as home price growth has moderated somewhat and gains on sales of properties have declined. We recorded a provision for losses of $100 million in 2003, compared with $128 million in 2002 and $94 million in 2001. This component of credit-related expenses has grown more slowly than foreclosed property acquisitions due largely to the receipt of proceeds from credit enhancements. Forgone interest on non-performing assets, which we report as a reduction to net interest income, totaled $177 million in 2003, $148 million in 2002, and $70 million in 2001.

Credit-related losses, which include charge-offs plus foreclosed property expense (income), totaled $123 million in 2003, $87 million in 2002, and $81 million in 2001. Despite the increase in credit-related losses during 2003 and 2002, they have remained at historically low levels. The strong housing market combined with our aggressive management of problem loans and protection through credit enhancement have mitigated the impact of recent increases in foreclosure activity due to general economic weakness.

Credit losses as a percentage of our average mortgage credit book of business have remained relatively steady at .6 basis points in 2003, .5 basis points in 2002, and .6 basis points in 2001, despite the weak economic environment. Our mortgage credit book of business includes mortgages, MBS and mortgage-related securities in our mortgage portfolio, outstanding MBS held by other investors, and other contractual arrangements or guarantees. The strong growth in our mortgage credit book of business over the past two years is likely to result in a modest increase in our credit losses during 2004; however, we do not anticipate a significant increase in credit losses as a percentage of our average mortgage credit book of business.

Administrative Expenses

Administrative expenses include costs incurred to run our daily operations, such as personnel costs and technology expenses.

Administrative expenses totaled $1.463 billion in 2003, up 20 percent from 2002. The above-average rate of spending was primarily related to costs incurred in reengineering Fannie Mae’s core technology infrastructure to enhance our ability to process and manage the risk on mortgage assets, the expensing of all new stock-based compensation beginning in 2003 in conjunction with our adoption of the fair value recognition provisions of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (“FAS 123”), and higher levels of charitable contributions including a $50 million contribution to the Fannie Mae Foundation. Compensation expense rose 23 percent to $837 million, due in part to the increase in stock-based compensation expense recognized under FAS 123 combined with a 7 percent increase in the number of employees and annual salary increases.

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

We evaluate growth in administrative expenses in relation to growth in core taxable-equivalent revenues and our average book of business. Core taxable-equivalent revenues is a supplemental non-GAAP measure discussed further in “MD&A—Core Business Earnings and Business Segment Results.” Despite the growth in administrative expenses over the past two years, our efficiency ratio— the ratio of administrative expenses to core taxable-equivalent revenues— improved to 9.9 percent in 2003, from 10.2 percent in 2002, and 10.0 percent in 2001 because of the significant growth in revenues generated by the expansion of our book of business. The ratio of administrative expenses as a percentage of our average book of business was .072 percent in 2003, unchanged from 2002 and slightly above the ..071 percent ratio in 2001. As we near completion of our multi-year core infrastructure project, we expect the growth rate in administrative expenses to slow significantly in 2004.

Special Contribution

Special contribution expense reflects a contribution we made to the Fannie Mae Foundation in the form of common stock.

We made a special commitment in 2001 to contribute $300 million of our common stock to the Fannie Mae Foundation. We acquired the shares through open market purchases and contributed them to the Foundation in 2002. The Fannie Mae Foundation creates affordable homeownership and housing opportunities through innovative partnerships and initiatives that build healthy, vibrant communities across the United States. It is a separate, private, nonprofit organization that we do not consolidate, but is supported solely by Fannie Mae.

We may also periodically make smaller, discretionary cash contributions to the Fannie Mae Foundation that are included in “Administrative expenses.”

Purchased Options Expense

Purchased options expense includes the change in the fair value of the time value of purchased options in accordance with FAS 133. Intrinsic value and time value are the two primary components of an option’s price. The intrinsic value is the amount that can be immediately realized by exercising the option—the amount by which the strike price of the option is in-the-money. The intrinsic value of an option is not affected by the passage of time. Time value is the amount by which the price of an option exceeds its intrinsic value, and it is directly related to how much time an option has until expiration. As the remaining life of an option shortens, the time value declines and becomes less sensitive to changes in interest rate volatility. We include only the intrinsic value of options in our assessment of hedge effectiveness under FAS 133. We exclude the time value from our assessment of hedge effectiveness and mark-to-market changes in the time value through earnings. The change in the fair value of the time value of purchased options will vary from period to period with changes in interest rates, expected interest rate volatility, and our derivative activity.

We recorded purchased options expense of $2.168 billion in 2003, which was related primarily to the normal seasoning of our options. Purchased options expense totaled $4.545 billion in 2002 and $37 million in 2001. The significant increase in purchased options expense in 2002 was due primarily to a sharp decline in interest rates at the end of 2002 that resulted in a decrease in time value, coupled with an increase in the average notional balance of caps and swaptions, two types of purchased options we commonly use to manage interest rate risk. Under FAS 133, we do not recognize in earnings changes in the intrinsic value of some of these options, which, in combination with the fair value of options in our mortgage assets and callable debt, would have more than offset the decrease in time value of our options during 2002. Prior to the adoption of FAS 133, we amortized premiums on purchased options into interest expense over the expected life of the option.

During the fourth quarter of 2002, we refined our methodology for estimating the initial time value of interest rate caps at the date of purchase and prospectively adopted a preferred method that resulted in a $282 million pre-tax reduction in purchased options expense and increased our diluted EPS for 2002 by $.18. Under our previous valuation method, we treated the entire premium paid on purchased “at-the-money” caps as time value with no allocation to intrinsic value. We revised our valuation methodology to allocate the initial purchase price to reflect the value of individual caplets, some of which are above the strike rate of the cap, which results in a higher intrinsic value and corresponding lower time value at the date of purchase. This approach is more consistent with our estimation of time value subsequent to the initial purchase date. This change does not affect the total expense that will be recorded in our income statement over the life of our caps and has no effect on our non-GAAP core business earnings measure.

Debt Extinguishments, Net

Fannie Mae strategically repurchases or calls debt securities and related interest rate swaps on a regular basis as part of our interest rate risk management efforts and to reduce future debt costs. Gains and losses on debt extinguishments and related interest rate swaps are reflected in this category.

We recognized a pre-tax loss of $2.261 billion in 2003 from the call of $246 billion and repurchase of $20 billion of debt in 2003. In comparison, we recognized a pre-tax loss of $710 million in 2002 from the call of $174 billion and repurchase of $8 billion of debt in 2002. The weighted-average cost of redeemed debt and interest rate swaps in 2003 and 2002 was 3.39 percent and 5.36 percent, respectively. During 2001, we repurchased or called $183 billion in debt securities and notional principal of interest rate swaps carrying a weighted-average cost of 6.23 percent and recognized a pre-tax loss of $524 million. The substantial increase in debt extinguishment activity during 2003 was driven by several factors. The historically low interest rate environment that persisted through the first half of 2003 made it economical for us to call or redeem high cost debt. In anticipation of increasing liquidations in our mortgage portfolio as a result of heavy refinancing activity, we replaced the higher cost debt with shorter-term, lower-cost debt. This dynamic resulted in a temporarily elevated spread between the yield on our mortgage assets and our funding cost. We chose to reinvest a portion of the income generated from these temporary circumstances in debt repurchases to reduce our future debt costs. A loss realized on a debt repurchase in the current year results in correspondingly lower debt costs in the future. The debt cost savings will be realized over the period remaining until the scheduled maturity of the debt repurchased. We select individual securities to repurchase based on which securities we believe are trading at attractive prices in the market as well as asset/liability risk management purposes. We expect a significant reduction in the level of debt repurchases in 2004.

Income Taxes

Our effective tax rate on reported income was 26 percent in 2003 based on a tax provision of $2.793 billion, 24 percent in 2002 based on a tax provision of $1.429 billion, and 27 percent in 2001 based on a tax provision of $2.131 billion. The increase in the effective tax rate on reported income in 2003 is primarily due to the significant increase in our reported income, which diminishes the relative tax benefit we receive from tax-exempt income and tax credits. In 2002, our pre-tax income was significantly reduced by the $4.545 billion we recorded in purchased options expense. As a result, we received a greater relative benefit from our low-income housing tax credits that contributed to a reduction in our effective tax rate on reported income. Our effective tax rate based on our core business earnings, a non-GAAP measure that adjusts for the effect of FAS 133 on our purchased options, was 25 percent in 2003, 27 percent in 2002, and 26 percent in 2001. The decrease in the effective tax rate on core business earnings in 2003 was primarily due to the increased benefit from tax credits. See “MD&A—Core Business Earnings and Business Segment Results.”

Cumulative Effect of Change in Accounting Principle

Effective July 1, 2003, we adopted FAS 149, which amends and clarifies certain aspects of FAS 133, including the accounting for commitments to purchase loans and commitments to purchase and sell when-issued securities. FAS 149 applies to Fannie Mae’s mortgage loan purchase commitments entered into or modified after June 30, 2003, and purchase and sale commitments for when-issued mortgage securities entered into after and outstanding at June 30, 2003. As a result of the adoption of FAS 149, we are required to account for the majority of our commitments to purchase mortgage loans and to purchase or sell mortgage-related securities as derivatives and record these commitments on our balance sheet at fair value. We recorded a cumulative after-tax transition gain of $185 million ($285 million pre-tax) from the adoption of FAS 149. The transition gain primarily relates to recording the fair value of open portfolio purchase commitments for when-issued securities totaling $113 billion at June 30, 2003. The offset to the transition gain related to these commitments resulted in recording a fair value purchase price adjustment on our balance sheet that will amortize into future earnings as a reduction of interest income over the estimated life of the underlying mortgage securities retained in our portfolio.

Our adoption of FAS 133 on January 1, 2001, resulted in a cumulative after-tax increase to income of $168 million ($258 million pre-tax) in 2001. The cumulative effect on earnings from the change in accounting principle was primarily attributable to recording the fair value of the time value of purchased options, which are used as a substitute for callable debt securities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Fannie Mae’s reported results and financial statements are based on GAAP, which requires us in some cases to make estimates and assumptions that affect our reported results and disclosures. We describe our most significant accounting policies in the Notes to Financial Statements under Note 1, “Summary of Significant Accounting Policies.” Several of our accounting policies involve the use of accounting estimates we consider to be critical because: (1) they are likely to change from period to period because they require significant management judgment and assumptions about highly complex and uncertain matters; and (2) the use of a different estimate or a change in estimate could have a material effect on our reported results of operations or financial condition. Our critical accounting estimates include:

•	determining the adequacy of the allowance for loan losses and guaranty liability for MBS;

•	projecting mortgage prepayments to calculate the amortization of the deferred price components of mortgages and mortgage-related securities held in portfolio and outstanding MBS;

•	estimating the time value of our purchased options; and

•	assessing other-than-temporary impairment.

We evaluate our critical accounting estimates and judgments on an on-going basis and update them as necessary based on changing conditions. Management has specifically discussed the development and selection of each critical accounting estimate with the Audit Committee of Fannie Mae’s Board of Directors. Our Audit Committee has also reviewed our disclosures in this MD&A regarding Fannie Mae’s critical accounting estimates.

Allowance for Loan Losses and Guaranty Liability for MBS

We establish an allowance for loan losses on single-family and multifamily loans in our mortgage portfolio. We maintain a guaranty liability for loan losses associated with the loans that back our MBS. The guaranty liability covers our guaranty of both MBS held by us in our portfolio and outstanding MBS. However, we use the same methodology to determine the amounts for our allowance and guaranty liability for MBS because the underlying credit risks are the same. Our allowance for loan losses and guaranty liability for MBS consist of the following key elements:

•	Single-family: We evaluate various risk characteristics such as product type, original loan-to-value ratio, and loan age to determine the allowance for loan losses on single-family mortgage loans and the guaranty liability for MBS backed by single-family mortgage loans. We estimate defaults for each risk characteristic based on historical experience and apply a historical severity to each risk category in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies (“FAS 5”). Severity refers to the amount of loss suffered on a default relative to the unpaid principal balance of the loan. We charge-off single-family loans when we foreclose on the loans.

•	Multifamily: We determine the allowance for loan losses on multifamily mortgage loans and guaranty liability for MBS backed by multifamily mortgage loans by separately evaluating loans that are impaired and all other loans. Impaired loans consist of loans that are not performing according to their original contractual terms. For loans that we consider impaired, we apply Financial Accounting Standard No. 114, Accounting by Creditors for Impairment of a Loan (“FAS 114”) to estimate the amount of impairment. For all other loans, we apply FAS 5 to establish an allowance for loan losses and guaranty liability by rating each loan not individually evaluated for impairment and segmenting the loan into one of the main risk categories we use to monitor the multifamily portfolio. We then apply historical default rates and a corresponding severity to the loans in each segment to estimate the probable loss amount at each balance sheet date.

We believe the accounting estimate related to our allowance for loan losses and guaranty liability for MBS is a “critical accounting estimate” because it requires us to make significant judgments about probable future losses in our mortgage credit book of business as of the balance sheet date based on assumptions that are uncertain. We may have to increase or decrease the size of our overall allowance for loan losses and guaranty liability based on changes in delinquency levels, loss experience, economic conditions in areas of geographic concentration, and profile of mortgage characteristics. Different assumptions about default rates, severity, counterparty risk, and other factors that we could use in estimating our allowance for loan losses and guaranty liability could have a material effect on our results of operations.

We include the allowance for loan losses in the balance sheet under “Mortgage portfolio, net.” We include the guaranty liability for estimated losses on MBS held by us or other investors as a liability under “Guaranty liability for MBS.” Table 5 shows the amounts of these components and summarizes the changes for the years 1999 to 2003.

Table 5:    Allowance for Loan Losses and Guaranty Liability for MBS

	2003	2002	2001	2000	1999

	(Dollars in millions)
Allowance for loan losses:
Beginning balance	$79	$48	$51	$56	$79
Provision	17	44	7	9	(5)
Charge-offs(1)	(11)	(13)	(10)	(14)	(18)

Ending balance	$85	$79	$48	$51	$56

Guaranty liability for MBS:
Beginning balance	$729	$755	$755	$745	$720
Provision	83	84	87	113	156
Charge-offs	(100)	(110)	(87)	(103)	(131)

Ending balance	$712	$729	$755	$755	$745

Combined allowance for loan losses and guaranty liability for MBS:
Beginning balance	$808	$803	$806	$801	$799
Provision	100	128	94	122	151
Charge-offs(1)	(111)	(123)	(97)	(117)	(149)

Ending balance	$797	$808	$803	$806	$801

Balance at end of each period attributable to:
Single-family	$638	$641	$636	$639	$634
Multifamily	159	167	167	167	167

	$797	$808	$803	$806	$801

Percent of allowance in each category to related mortgage credit book of business:(2)
Single-family loans	.030%	.037%	.042%	.051%	.055%
Multifamily loans	.135	.184	.201	.254	.313

	.036%	.044%	.051%	.061%	.066%

Charge-offs:(1)
Single-family loans	$100	$104	$96	$114	$145
Multifamily loans	11	19	1	3	4

	$111	$123	$97	$117	$149

Charge-offs as a percentage of average mortgage credit book of business	.005%	.007%	.007%	.009%	.013%
Credit losses as a percentage of average mortgage credit book of business	.006	.005	.006	.007	.011

(1)	Charge-offs exclude $1 million in 2002 related to foreclosed Federal Housing Administration loans that are reported in the balance sheet under “Acquired property and foreclosure claims, net.”

(2)	Represents ratio of allowance balance by loan type to mortgage credit book of business by loan type.

Over the past five years, our combined allowance for loan losses and guaranty liability for MBS as a percentage of the mortgage credit book of business has steadily declined to ..036 percent in 2003, from .044 percent in 2002, and ..051 percent in 2001 although our mortgage credit book of business has expanded. This trend reflects our historically low level of severities on foreclosed properties and credit losses. Over the last three years, our credit loss ratio has remained relatively stable— .6 basis points in 2003, .5 basis points in 2002, and .6 basis points in 2001. We recorded a provision for losses of $100 million, $128 million, and $94 million, respectively, in 2003, 2002, and 2001. Our provision represented between 1 and 2 percent of our pre-tax reported income and core business earnings in each of the past three years. Management believes the combined balance of our allowance for loan losses and guaranty liability for MBS are adequate to absorb losses inherent in Fannie Mae’s mortgage credit book of business.

Deferred Price Adjustments

When Fannie Mae buys MBS, loans, or mortgage-related securities, we may not pay the seller the exact amount of the unpaid principal balance (“UPB”). If we pay more than the UPB and purchase the mortgage assets at a premium, the premium reduces the yield we recognize on the assets below the coupon amount. If we pay less than the UPB and purchase the mortgage assets at a discount, the discount increases the yield above the coupon amount. In addition, we may charge an upfront payment in lieu of a higher guaranty fee for certain loan types that have higher credit risk. To facilitate the pooling of mortgages into a Fannie Mae MBS, we also may adjust the monthly MBS guaranty fee rate that we receive by either negotiating an upfront cash disbursement to the lender (a “buy-up”) or an upfront cash receipt from the lender (a “buy-down”) when the MBS is formed. We refer to the upfront payments or receipts as “deferred guaranty fee price adjustments.” These amounts adjust our monthly guaranty fee so that the coupons on MBS are generally in increments of whole or half point interest rates, which tend to be more easily traded.

We recognize premiums, discounts, and other deferred purchase and guaranty fee price adjustments over the estimated life of purchased or guaranteed assets as an adjustment to income in accordance with Financial Accounting Standard No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (“FAS 91”). Concurrent with our adoption of Financial Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), we now account for buy-ups related to guarantees issued on or after January 1, 2003 as available-for-sale securities. Accordingly, we record buy-ups paid on or after January 1, 2003 at fair value on our balance sheet with changes in fair value recorded in AOCI. We assess buy-ups for other-than-temporary impairment in a manner similar to our assessment of impairment on other available-for-sale securities. Our change in accounting for buy-ups does not change our FAS 91 income recognition model for the underlying asset, and it did not have a material effect on our financial statements for the year ended December 31, 2003. We amortize deferred premiums and discounts into interest income, which affects the results of our Portfolio Investment business. The amortization of deferred guaranty fee price adjustments is included in guaranty fee income, which affects the results of our Credit Guaranty business.

We amortize premiums, discounts, and other deferred purchase price and guaranty fee price adjustments into income using the effective yield method, adjusted for prepayment activity. We believe the accounting estimates related to deferred premium/discount and deferred guaranty fee price adjustments are “critical accounting estimates” because they require us to make significant judgments and assumptions about borrower prepayment patterns in various interest rate environments that involve a significant degree of uncertainty. We regularly evaluate whether it is necessary to change the estimated prepayment rates used in our amortization calculation based on changes in interest rates and expected mortgage prepayments. We reassess our estimate of the sensitivity of prepayments to changes in interest rates and compare actual prepayments versus anticipated prepayments. If changes are necessary, we recalculate the constant effective yield and adjust net interest income or guaranty fee income for the amount of premiums, discounts, and other deferred purchase price and guaranty fee price adjustments that would have been recorded if we had applied the new effective yield since acquisition of the mortgage assets or inception of a guaranty. In general, decreases in mortgage interest rates tend to increase prepayment rates, which accelerates the amortization of deferred price adjustments.

Table 6 shows the estimated effect on our reported net interest income and guaranty fee income of changes in the amortization of our deferred price adjustments based on 100 and 50 basis point instantaneous changes in interest rates at December 31 beyond the levels assumed in our base prepayment rate models.

Table 6:    Deferred Price Adjustments

	Premium/Discount				Deferred Guaranty Fees

	2003	2002	2001		2003	2002	2001

	(Dollars in millions)
Unamortized premium (discount) and deferred price adjustments, net	$3,716 (1)	$472 (1)	$(2,104	) (1)	$(3,382)	$(1,454)	$(382)

Reported net interest income/guaranty fee income	$13,569	$10,566	$8,090		$2,411	$1,816	$1,482

Increase (decrease) in net interest income/guaranty fee income from net amortization(2)	$(336)	$71	$358		$508	$104	$(87)
Percentage effect of increase (decrease) on reported net income(3)	(3)%	1%	4%		4%	1%	(1)%
Percentage effect on net interest income/guaranty fee income of change in interest rates:(4)
100 basis point increase	.6	(.3)	—		(3.3)	—	.1
100 basis point decrease	—	2.4	2.2		9.5	3.1	(2.7)
50 basis point increase	.3	—	—		(1.2)	—	—
50 basis point decrease	—	1.0	.3		3.4	.8	(.3)

(1)	Includes unamortized premium (discount) and deferred price adjustments for available-for-sale and held-to-maturity mortgage-related securities and loans held for investment. Excludes fair value purchase price adjustments related to mortgage purchase commitments accounted for as derivatives under FAS 149.

(2)	Amortization of premium/discount amounts is recorded in net interest income, while amortization of deferred price adjustments related to guaranty fees is recorded in guaranty fee income.

(3)	Reflects after-tax effect on reported net income from net amortization amounts based on the applicable federal income tax rate of 35 percent.

(4)	Calculated based on an instantaneous change in interest rates.

Premium/ Discount

As shown in Table 6, our mortgage portfolio had a net premium position of $3.716 billion at December 31, 2003, compared with a net premium position of $472 million at the end of 2002 and a net discount position of $2.104 billion at year-end 2001. We shifted to a net premium position from a net discount position at the end of 2001. As interest rates fell during 2003 and 2002, the fair value of mortgages we purchased with higher weighted-average coupons increased. As a result, we paid premiums on a higher proportion of our mortgage purchases. The $3.716 billion net premium amount at December 31, 2003 excludes fair value purchase price adjustments related to mortgage commitments accounted for as derivatives under FAS 149. Except for the $285 million pre-tax transition gain recorded from our July 1, 2003 adoption of FAS 149, the amortization of our fair value purchase price adjustments is offset by an equal amount of amortization from accumulated other comprehensive income (“AOCI”) and thus has no effect on our net income (see “MD&A—Portfolio Investment Business Operations—Investments—Mortgage Commitments”). Amortization of deferred price adjustments related to our mortgage portfolio reduced reported net income by 3 percent in 2003 and increased reported net income by 1 percent in 2002 and 4 percent in 2001.

As mortgage rates rise, expected prepayment rates generally decrease, which slows the amortization of deferred price adjustments. Based on our prepayment sensitivity analysis, a 100 basis point instantaneous increase in interest rates beyond the levels assumed in our base prepayment rate models would have slowed our amortization of net premium/discount amounts, which would have increased reported net interest income by less than 1 percent in 2003 and had virtually no impact on 2002 and 2001 reported net interest income. In contrast, a decrease in mortgage rates tends to accelerate prepayments and our recognition of deferred price adjustments. A 100 basis point decrease in interest rates at December 31, 2003 would have had virtually no impact on the net premium expense recognized in 2003 or reported net interest income. During 2002 and 2001, amortization of deferred price adjustments related to our mortgage portfolio resulted in the recognition of net discount amounts, which increased reported net interest income. The acceleration of amortization of net discount amounts during 2002 and 2001 from a 100 basis point decrease in interest rates would have increased our reported net interest income in each year by approximately 2 percent.

This sensitivity analysis is only one component of Fannie Mae’s overall net interest income at risk assessment. It does not include the effect of new business or the impact of changes in interest rates on our debt costs or net cash flows related to our derivatives contracts. A comprehensive analysis of the impact of interest rate changes on projected net interest income is presented in “MD&A—Portfolio Investment Business Operations—Interest Rate Risk Management.”

Deferred Guaranty Fees

Our net discount position on deferred guaranty fee price adjustments increased to $3.382 billion at December 31, 2003, from a net discount position of $1.454 billion and $382 million at December 31, 2002 and 2001, respectively. A net discount position reflects that the combined up-front payments we collect in lieu of higher guaranty fees on more risky loans and the up-front payments we receive from lenders in exchange for a lower guaranty fee rate over time exceed the up-front payments we make to lenders in exchange for a higher guaranty fee rate over time. A net premium position would indicate that our upfront payments to lenders exceed the upfront fees collected from lenders. The significant increase in our net discount position on deferred guaranty fees in 2003 and 2002 was largely attributable to an increase in up-front payments collected on loans with higher credit risk.

Amortization of deferred guaranty fee price adjustments increased guaranty fee income by $508 million in 2003 (4 percent of reported net income) and $104 million in 2002 (1 percent of reported net income) and reduced guaranty fee income by $87 million in 2001 (1 percent of reported net income). We accelerated our amortization of deferred guaranty fee price adjustments in 2003 in response to the dramatic increase in mortgage prepayments resulting from the record level of refinancings. Similarly, the upward adjustment to guaranty fee income in 2002 versus 2001 was primarily related to a faster pace of recognition of deferred discount amounts due to lower mortgage rates and accelerated prepayments. We also made enhancements to our amortization model in 2002 to better reflect the impact of interest rates on prepayment behavior that accelerated the recognition of net discount amounts and increased our guaranty income.

Based on our prepayment sensitivity analysis for deferred guaranty fee price adjustments, a 100 basis point instantaneous increase in interest rates at the end of each year beyond the levels assumed in our base prepayment rate models would have reduced guaranty fee income by approximately 3 percent in 2003 and increased guaranty fee income by less than 1 percent in 2001. A 100 basis point instantaneous decrease in interest rates at the end of each year would have increased our guaranty fee income by approximately 10 percent in 2003 and 3 percent in 2002 and reduced our guaranty fee income by approximately 3 percent in 2001. A 100 basis point instantaneous decrease in interest rates would have a more significant impact on the amortization of our deferred guaranty fee price adjustments because mortgage prepayments generally tend to be more sensitive to declines in interest rates than increases.

Time Value of Purchased Options

Fannie Mae issues various types of debt to finance the acquisition of mortgages. We typically use derivative instruments to supplement our issuance of debt in the capital markets and hedge against the effect of fluctuations in interest rates on our debt costs to preserve our net interest margin. With the adoption of FAS 133, we began recording all derivatives on our balance sheet at estimated fair value. We record changes in the fair value of derivatives designated as cash flow hedges in AOCI. We recognize in our reported earnings changes in the fair value of the time value associated with purchased options and changes in the fair value of derivatives designated as fair value hedges.

Fannie Mae’s purchased options portfolio currently includes swaptions and caps, which are discussed in more detail under “MD&A—Portfolio Investment Business Operations—Funding—Derivative Instruments.” The total fair value for purchased options consists of the time value plus the intrinsic value. Under FAS 133, the mark-to-market on the time value component of our purchased options flows through our reported earnings. The time value of purchased options will vary from period to period with changes in interest rates, expected interest rate volatility, and derivative activity. However, the total expense included in earnings over the original expected life of an option will generally equal the initial option premium paid. Since adopting FAS 133, we have reported significant fluctuations in our reported net income because of unrealized fluctuations in the estimated time value of purchased options. Purchased options expense totaled $2.168 billion in 2003, $4.545 billion in 2002, and $37 million in 2001.

Our methodology for valuing purchased options is based on commonly used market conventions and assumptions. We obtain quoted mid-market prices for a benchmark set of interest rate options, which include caps and swaptions. Based on these quoted market prices, we apply our valuation model, which effectively utilizes these prices to estimate the fair value of our purchased options. We then allocate the fair value of our purchased options into the time value and intrinsic value components. Because the benchmark securities are only a subset of the purchased options that we hold, the estimation of time value is not exact and can vary depending on the market source and methodology used. This variation could have a material effect on our reported net income. Hence, we believe our estimate of the time value component of purchased options is a “critical accounting estimate.”

To gauge the potential sensitivity of changes in the estimated time value of our purchased options, we recalculated our estimates based on plus and minus changes of 5 percent and 10 percent in the time value portion of our outstanding purchased options at December 31, 2003, 2002 and 2001. These changes are generally greater than changes we have observed historically in our valuation process. Table 7 shows the potential effect on our reported results from these changes in time value. An increase in the estimated fair value of the time value portion of our purchased options would reduce purchased options expense and increase our reported net income and stockholders’ equity, while a decrease in the estimated time value would increase purchased options expense and reduce our reported net income and stockholders’ equity.

Table 7:    Impact of Changes in the Time Value of Purchased Options

				Percentage Effect of Change in Time Value On

	Time Value of Purchased Options			Reported Net Income(1)			Total Stockholders’ Equity(1)

	2003	2002	2001	2003	2002	2001	2003	2002	2001

	(Dollars in millions)
Time value of purchased options (2)	$8,139	$5,425	$4,927

Purchased options expense(3)	$2,168	$4,545	$37

Effect of:
10% change in time value	$814	$543	$493	7%	8%	5%	2%	2%	2%
5% change in time value	407	271	246	3	4	3	1	1	1

(1)	Reflects after-tax effect of time value adjustment based on applicable federal income tax rate of 35 percent.

(2)	Represents reported fair value of the time value of purchased options outstanding at December 31, 2003, 2002, and 2001. Amount included on our balance sheet in “Derivatives in gain positions.”

(3)	GAAP purchased options expense reported in our income statement.

The estimated fair value of the time value portion of our outstanding purchased options, which is included on our balance sheet under “Derivatives in gain positions,” totaled $8.139 billion, $5.425 billion, and $4.927 billion at December 31, 2003, 2002, and 2001, respectively. Table 7 shows that a plus or minus change of 10 percent at the end of each year in the reported time value portion of our purchased options would have changed our reported purchased options expense by $814 million in 2003, $543 million in 2002, and $493 million in 2001, which would have changed our reported net income by 7 percent in 2003, 8 percent in 2002, and 5 percent in 2001. The effect on stockholders’ equity of a 10 percent change in the time value portion of our purchased options would be approximately 2 percent at December 31, 2003, 2002, and 2001. Our core business earnings results would not be affected by these estimates because we amortize purchased options premiums over the original expected life of the option in measuring core business earnings and do not include mark-to-market changes in the fair value of purchased options.

Other-Than-Temporary Impairment

We regularly monitor all of Fannie Mae’s investments for changes in fair value and record impairment when we judge a decline in fair value to be other-than-temporary. An investment is considered impaired if the estimated fair value is less than the carrying value. When an investment appears to be impaired, we evaluate whether the impairment is other-than-temporary. An other-than-temporary decline in fair value is generally considered to have occurred if it is probable that an investor will be unable to collect all amounts due according to the contractual terms of the investment security.

Estimating the fair value of our investments is a critical part of our impairment evaluation process. The estimated fair value of our mortgage-related and nonmortgage securities, which represent the majority of Fannie Mae’s investments, is based on quoted market prices for specific securities where available or quoted prices for similar securities. The fair value of our mortgage-related and nonmortgage securities will change from period-to-period with changes in interest rates and changes in credit performance. We show gross unrealized gains and losses on our mortgage-related and nonmortgage investment securities at December 31, 2003, 2002, and 2001 in the Portfolio Investment Business Operations section of MD&A.

When market quotations are not readily available because of the nature of the security or illiquid market conditions— as occurred during the downturn in the manufactured housing sector— we estimate the fair value based primarily on the present value of future cash flows, adjusted for the quality of the rating of the securities, prepayment assumptions, and other factors, such as credit enhancements Fannie Mae has to offset potential losses. Determining the fair value where there is little or no market liquidity is a subjective process involving significant management judgment because of inherent uncertainties related to the actual future performance of assets underlying our securities. Changes in various assumptions used in our cash flow analyses can result in significant changes in valuation. We update our assumptions on an ongoing basis based on changes in market conditions and actual performance of the assets underlying the securities.

Determining whether a decline in fair value is other-than-temporary often involves estimating the outcome of future events and accordingly requires significant management judgment. We consider various factors, both subjective and objective, in determining whether we should recognize an other-than-temporary impairment charge. As a primary indicator of other-than-temporary impairment, we consider the duration and extent to which the fair value is less than our book value coupled with our intent and ability to hold the investment for a period of time sufficient to allow us to recover our contractual principal and interest. Our assessment of other-than-temporary impairment focuses primarily on issuer or collateral specific factors, such as operational and financing cash flows, rating agency actions, and business and financial outlook. We incorporate the impact of any credit enhancements in our assessment. We also evaluate broader industry and sector performance indicators. We determine other-than-temporary impairment based on information available as of each balance sheet date. New information or economic developments in the future could lead to additional impairment.

We monitor our investments within capital risk limits approved by management and the Board. We actively perform market research, monitor market conditions, and segment our investments by credit risk to minimize any impairment risk. If we believe that the impairment of a security or other investment is other-than-temporary, we recognize the amount as a realized loss in “Fee and other income, net” and write down the carrying value of the investment to fair value. Once we have recognized an other-than-temporary impairment, we do not adjust the carrying value of the investment for any subsequent increases in fair value. We recognized other-than-temporary impairment totaling $308 million in 2003, $110 million in 2002, and $50 million in 2001.

CORE BUSINESS EARNINGS AND BUSINESS SEGMENT RESULTS

Management relies primarily on core business earnings, a supplemental non-GAAP measure developed in conjunction with our adoption of FAS 133, to evaluate Fannie Mae’s financial performance and measure the results of our lines of business. We discuss these measures further in this section, provide information on our business segments, and explain our results and risk management in terms of the underlying businesses.

Core Business Earnings

We delivered double-digit growth in core business earnings for the 17th consecutive year in 2003. Core business earnings increased 14 percent over 2002 to $7.306 billion due primarily to exceptional growth in our book of business and net interest margin. Our core business earnings in 2002 grew 19 percent over 2001 to $6.394 billion, also due to strong growth in our book of business and net interest margin growth.

The extreme financial market volatility during 2003 resulted in significant variability in the growth of our business throughout the year and caused the growth rates of our two books of business to diverge substantially. While low interest rates during the first half of the year spurred record mortgage originations, aggressive purchasing of mortgages by banks and other investors resulted in relatively narrow mortgage-to-debt spreads and lower than expected sales in the secondary market. Our Portfolio Investment business grew our mortgage portfolio by 13 percent by maintaining disciplined portfolio growth throughout the year, purchasing mortgage assets when spreads exceeded our hurdle rates and when supply was available in the market. Our opportunistic and disciplined purchasing approach resulted in a sporadic pattern of portfolio growth during the year, including two quarters of declines that were more than offset by annualized growth of over 60 percent in the third quarter. While we curbed our purchases at certain points during the year in response to narrow mortgage-to-debt spreads, outstanding MBS for our Credit Guaranty business grew 26 percent during 2003. Our Credit Guaranty business received a substantial benefit due to the record amount of refinancing during the year, which fueled our MBS issuance.

2003 financial highlights include:

•	Record business volume of $1,423 billion, up 68 percent over 2002

•	21 percent growth in our combined book of business (gross mortgage portfolio and outstanding MBS), compared with 16 percent growth in 2002

•	Core taxable-equivalent revenues of $14.794 billion, up 24 percent over 2002

•	Record core net interest income of $10.479 billion, a 20 percent increase

•	5 basis point increase in the net interest margin to 1.20 percent

•	Record guaranty fee income of $2.411 billion, up 33 percent

•	Record fee and other income of $437 million, an 88 percent increase

•	Credit-related expenses of $112 million, compared with $92 million in 2002

•	Losses of $2.261 billion from the call and repurchase of $266 billion of outstanding debt, compared with losses related to similar activities of $710 million in 2002

Core business earnings differs from reported net income by using a different method of recognizing the period cost of purchased options. Our core business earnings measure excludes the unpredictable volatility in the time value of purchased options that is included in our reported net income because we generally intend to hold these options to maturity, and we do not believe the period-to-period variability in our reported net income from changes in the time value of our purchased options accurately reflects the underlying risks or economics of our hedging strategy. Core business earnings includes amortization of purchased options premiums over the original expected life of the options and any accelerated expense resulting from options extinguished prior to exercise or expiration. The net amount of purchased options amortization expense recorded under our core business earnings measure will equal the net amount of purchased options expense ultimately recorded under FAS 133 in our reported net income over the life of our options. However, our amortization treatment is more consistent with the accounting for embedded options in our callable debt and more accurately reflects the underlying economics of our use of purchased options as a substitute for issuing callable debt—two alternate hedging strategies that are economically very similar but require different accounting treatment. While core business earnings is not a substitute for GAAP net income, we rely on core business earnings in operating our business because we believe core business earnings provides our management and investors with a better measure of our financial results and better reflects our risk management strategies than our GAAP net income.

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

Table 8 shows our line of business and consolidated core business earnings results for 2003, 2002, and 2001. We evaluate the results of our business lines as though each were a stand-alone business. Hence, we allocate certain income and expenses to each line of business for purposes of business segment reporting. Income is also allocated from the Portfolio Investment business to the Credit Guaranty business for the following activities:

•	Managing the credit risk on mortgage-related assets held by the Portfolio Investment business. The Portfolio Investment business compensates the Credit Guaranty business through a fee comparable to an MBS guaranty fee. These fees are recognized as guaranty fee income by the Credit Guaranty business. Similarly, all credit expenses related to credit losses on loans and on MBS and other mortgage-related securities held in Fannie Mae’s mortgage portfolio are allocated to the Credit Guaranty business for business segment reporting purposes. Net interest income for the Credit Guaranty business is net of charges paid to the Portfolio Investment business for forgone interest on delinquent loans.

•	Providing capital to the Portfolio Investment business. The Portfolio Investment business also compensates the Credit Guaranty business for the temporary use of capital generated by the Credit Guaranty business, which the Portfolio Investment business uses to fund investments. This compensation is classified as net interest income.

•	Temporarily investing principal and interest payments on loans underlying MBS and other mortgage-related securities prior to remittance to investors. Interest income on the temporary investment of these funds is allocated to the Credit Guaranty business.

We eliminate certain inter-segment allocations in our consolidated core business earnings results (see “MD&A—Core Business Earnings and Business Segment Results”). We have reclassified certain amounts in our prior years’ results to conform to our current presentation.

Table 8:    Reconciliation of Core Business Earnings to Reported Results

	2003

				Reconciling
			Total Core	Items Related
	Portfolio	Credit	Business	to Purchased		Reported
	Investment	Guaranty	Earnings	Options		Results

	(Dollars in millions)

Net interest income	$12,766	$803	$13,569	$—		$13,569
Purchased options amortization expense	(3,090)	—	(3,090)	3,090	(2)	—

Core net interest income	9,676	803	10,479	3,090		13,569
Guaranty fee income (expense)	(1,667)	4,078	2,411	—		2,411
Fee and other income (expense), net	495	(58)	437	—		437
Credit-related expenses(1)	—	(112)	(112)	—		(112)
Administrative expenses	(429)	(1,034)	(1,463)	—		(1,463)
Purchased options expense under FAS 133	—	—	—	(2,168	)(3)	(2,168)
Debt extinguishments	(2,261)	—	(2,261)	—		(2,261)

Income before federal income taxes and cumulative effect of change in accounting principle	5,814	3,677	9,491	922		10,413
Provision for federal income taxes	(1,641)	(729)	(2,370)	(323	)(4)	(2,693)

Income before cumulative effect of change in accounting principle	4,173	2,948	7,121	599		7,720
Cumulative effect of change in accounting principle, net of tax effect	185 (5)	—	185	—		185

Net income	$4,358	$2,948	$7,306	$599		$7,905

	2002

				Reconciling
			Total Core	Items Related
	Portfolio	Credit	Business	to Purchased		Reported
	Investment	Guaranty	Earnings	Options		Results

Net interest income	$9,869	$697	$10,566	$—		$10,566
Purchased options amortization expense	(1,814)	—	(1,814)	1,814	(2)	—

Core net interest income	8,055	697	8,752	1,814		10,566
Guaranty fee income (expense)	(1,374)	3,190	1,816	—		1,816
Fee and other income (expense), net	348	(116)	232	—		232
Credit-related expenses(1)	—	(92)	(92)	—		(92)
Administrative expenses	(357)	(862)	(1,219)	—		(1,219)
Purchased options expense under FAS 133	—	—	—	(4,545	)(3)	(4,545)
Debt extinguishments	(710)	—	(710)	—		(710)

Income before federal income taxes	5,962	2,817	8,779	(2,731)		6,048
Provision for federal income taxes	(1,747)	(638)	(2,385)	956	(4)	(1,429)

Net income	$4,215	$2,179	$6,394	$(1,775)		$4,619

	2001

				Reconciling
			Total Core	Items Related
	Portfolio	Credit	Business	to Purchased		Reported
	Investment	Guaranty	Earnings	Options		Results

Net interest income	$7,369	$721	$8,090	$—		$8,090
Purchased options amortization expense	(590)	—	(590)	590	(2)	—

Core net interest income	6,779	721	7,500	590		8,090
Guaranty fee income (expense)	(1,109)	2,591	1,482	—		1,482
Fee and other income (expense), net	211	(60)	151	—		151
Credit-related expenses(1)	—	(78)	(78)	—		(78)
Administrative expenses	(302)	(715)	(1,017)	—		(1,017)
Special contribution	(192)	(108)	(300)	—		(300)
Purchased options expense under FAS 133	—	—	—	(37	)(3)	(37)
Debt extinguishments	(524)	—	(524)	—		(524)

Income before federal income taxes and cumulative effect of change in accounting principle	4,863	2,351	7,214	553		7,767
Provision for federal income taxes	(1,374)	(473)	(1,847)	(194	)(4)	(2,041)

Income before cumulative effect of change	3,489	1,878	5,367	359		5,726
in accounting principle
Cumulative effect of change in accounting principle, net of tax effect	—	—	—	168	(6)	168

Net income	$3,489	$1,878	$5,367	$527		$5,894

(1)	Credit-related expenses include the income statement line items “Provision for losses” and “Foreclosed property expense (income).”

(2)	Represents the amortization of purchased options premiums that we allocate to interest expense over the original expected life of the options. We include this amount in core business earnings instead of recording changes in the time value of purchased options because this treatment is more consistent with the accounting for the embedded options in our callable debt and the vast majority of our mortgages.

(3)	Represents changes in the fair value of the time value of purchased options recorded in accordance with FAS 133. We exclude this amount from our core business earnings measure because the period-to-period fluctuations in the time value portion of our options do not reflect the economics of our current risk management strategy, which generally is to hold our purchased options to maturity or exercise date. Consequently, we do not expect to realize the period-to-period fluctuations in time value.

(4)	Represents the net federal income tax effect of core business earnings adjustments based on the applicable federal income tax rate of 35 percent.

(5)	This non-recurring amount represents the one-time transition gain recorded upon the adoption of FAS 149 on July 1, 2003.

(6)	This non-recurring amount represents the one-time transition gain recorded upon the adoption of FAS 133 on January 1, 2001. We exclude the transition gain from core business earnings because it relates to unrealized gains on purchased options that were recorded when we adopted FAS 133.

The only difference in core business earnings and reported net income relates to the FAS 133 accounting treatment for purchased options, which affects our Portfolio Investment business. The FAS 133 related reconciling items between our core business earnings and reported results have no effect on our Credit Guaranty business. While the reconciling items to derive our core business earnings are significant components in understanding and assessing our reported results and financial performance, investors may not be able to directly discern the underlying economic impact of our interest rate risk management strategies without our core business results. We believe our core business earnings measures help to improve transparency and enhance investors’ understanding of our operations, as well as facilitate trend analysis. The specific FAS 133 related adjustments affecting our Portfolio Investment business are identified and explained in Table 8.

Core business earnings does not adjust for any other accounting effects related to the application of FAS 133 or other accounting standards under U.S. GAAP. The guaranty fee income that we allocate to the Credit

Guaranty business for managing most of the credit risk on mortgage assets held by the Portfolio Investment business is offset by a corresponding guaranty fee expense allocation to the Portfolio Investment business in our line of business results. Thus, there is no inter-segment elimination adjustment between our total line of business guaranty fee income and our reported guaranty fee income. We allocate transaction fees received for structuring and facilitating securities transactions for our customers primarily to our Portfolio Investment business. We allocate technology-related fees received for providing Desktop Underwriter and other on-line services and fees received for providing credit enhancement alternatives to our customers primarily to our Credit Guaranty business.

As discussed in the funding section of MD&A under “Portfolio Investment Business Operations,” we use various funding alternatives, including option-based derivative instruments, that produce similar economic results to manage interest rate risk and protect against the prepayment option in mortgages. The adjustments made to our Portfolio Investment business to derive core business earnings provide more consistent accounting treatment for purchased options and the embedded option in callable debt securities—economically equivalent funding transactions—by allocating the cost of purchased options over the original expected life of the option in a manner similar to our accounting for options in callable debt. We calculate the original expected life of “European” options based on the exercise date. We calculate the original expected life of “American” options based on the expected life at the time the option is purchased. There is a difference in the original expected lives of European and American options because European options are exercisable only on one specific date in the future, while American options are exercisable any time after a specific future date. The actual life of an American option may differ from our original expected life because of movements in interest rates subsequent to the exercise date that may affect the value and benefit of exercising the option at a given time.

We can protect our net interest margin against changes in interest rates by either issuing callable debt to fund the purchase of mortgages or using a combination of callable debt, purchased options, and noncallable debt. We generally use the method that helps us achieve our desired funding flexibility and lowest cost. If interest rates fall and our mortgages prepay, we have the option of retiring callable debt and issuing debt at a lower rate to preserve our interest spread on new mortgage purchases. If interest rates fall and we have instead used a combination of noncallable debt and purchased options—such as a swaption that would allow us to enter into a pay-variable interest rate swap—we can exercise our option to allow us to pay a variable or lower interest rate and receive a fixed rate of interest. The fixed rate of interest that we receive would offset the cost of our noncallable, fixed-rate debt. This hedging strategy would lower our funding costs and preserve our net interest margin as interest rates fall in a manner very similar to retiring callable debt and issuing new, lower cost debt. However, because the accounting for this hedging strategy is different under FAS 133, the cost of the purchased option would not be reflected in our reported net interest yield. We record the change in the fair value of the time value of the purchased option as a separate amount in our income statement. On the other hand, if interest rates increase, we would not exercise the option to call debt since the cost of issuing new debt would be higher. Similarly, we would not exercise the option provided by a purchased swaption to enter a pay-variable swap because under a higher interest rate environment, we could enter into a similar transaction with more favorable terms. See “MD&A—Portfolio Investment Business Operations—Funding— Derivative Instruments” for further discussion on how we use purchased options to simulate callable debt.

If we issue noncallable debt and purchased options to fund the purchase of mortgages and protect against the prepayment option in mortgages, we are required under FAS 133 to record the unrealized period-to-period fluctuations in the changes in time value of the purchased options in earnings. If instead, we issue callable debt to fund the purchase of the same mortgages, the expense related to the option in our callable debt would be recognized ratably over the option period as part of interest expense. Although the two transactions produce similar economic results, GAAP requires different accounting treatment. Under our core business earnings measure, the accounting treatment for purchased options is consistent and also comparable to the accounting treatment applied to these items in periods prior to the adoption of FAS 133. The table below compares our core business earnings to our reported net income for 2003, 2002, and 2001 and shows the significant variability in our reported net income, which is due primarily to the GAAP accounting for the time value of purchased options.

Table 9:	Comparison of Reported Net Income and Core Business Earnings

	Year Ended December 31,

	2003	% Change	2002	% Change	2001	% Change

	(Dollars in millions)
Reported net income	$7,905	71%	$4,619	(22)%	$5,894	33%
Core business earnings	7,306	14	6,394	19	5,367	21

Core Taxable-Equivalent Revenues

Core taxable-equivalent revenues represent total revenues adjusted to reflect the benefits of investment tax credits and tax-exempt income based on applicable federal income tax rates and is net of the amortization of purchased options expense that would have been recorded prior to the adoption of FAS 133. For analytical purposes, we calculate revenues on a taxable-equivalent basis to measure income from lower yielding investments that are tax-exempt or generate tax credits on a basis comparable to higher yielding taxable investments.

Table 10 compares core taxable-equivalent revenues and the components for 2003, 2002, and 2001.

Table 10:	Core Taxable-Equivalent Revenues

	Year Ended December 31,

	2003	2002	2001

	(Dollars in millions)
Net interest income	$13,569	$10,566	$8,090
Guaranty fee income	2,411	1,816	1,482
Fee and other income, net	437	232	151

Total revenues	16,417	12,614	9,723
Taxable-equivalent adjustments:
Investment tax credits(1)	988	594	584
Tax-exempt investments(2)	479	502	470

Taxable-equivalent revenues	17,884	13,710	10,777
Purchased options amortization expense(3)	(3,090)	(1,814)	(590)

Core taxable-equivalent revenues	$14,794	$11,896	$10,187

(1)	Represents non-GAAP taxable-equivalent adjustments for tax credits related to losses on certain affordable housing tax-advantaged equity investments and other investment tax credits using the applicable federal income tax rate of 35 percent.
(2)	Represents non-GAAP adjustments to permit comparisons of yields on tax-exempt and taxable assets based on a 35 percent marginal tax rate.
(3)	Represents non-GAAP adjustment for amortization of purchased options premiums that would have been recorded prior to the adoption of FAS 133 in 2001.

Core taxable-equivalent revenues increased 24 percent in 2003 and 17 percent in 2002, primarily due to strong growth in core net interest income, guaranty fee income, and fee and other income.

Core Net Interest Income

Core net interest income and our related net interest margin are supplemental non-GAAP measures that management uses to evaluate Fannie Mae’s performance. Core net interest income includes our reported net interest income adjusted for the non-GAAP amortization of purchased options premiums over the original expected life of the options to reflect the cost associated with using purchased options to hedge the borrowers’ prepayment option in mortgages. We also calculate core net interest income on a taxable-equivalent basis to determine our net interest margin. We believe these measures are beneficial in understanding and analyzing Fannie Mae’s performance because they reflect consistent accounting for purchased options and callable debt, two of the principal instruments we use interchangeably to hedge the prepayment option in our mortgage investments. These measures also consistently reflect income from taxable and tax-exempt investments.

Table 11 reconciles taxable-equivalent core net interest income to our reported net interest income and presents an analysis of our net interest margin. Our taxable-equivalent core net interest income and net interest margin are significantly different than our reported taxable-equivalent net interest income and net interest yield because our core measures include the amortization of our purchased options premiums over the original estimated life of the option, which is not in accordance with GAAP.

Table 11:	Net Interest Margin

	2003	2002	2001

	(Dollars in millions)
Net interest income	$13,569	$10,566	$8,090
Purchased options amortization expense(1)	(3,090)	(1,814)	(590)

Core net interest income	10,479	8,752	7,500
Taxable-equivalent adjustment on tax-exempt investments (2)	479	502	470

Taxable-equivalent core net interest income	$10,958	$9,254	$7,970

Average balances(3):
Interest-earning assets(4):
Mortgage portfolio, net	$839,172	$735,943	$658,195
Liquid investments	75,113	68,658	58,811

Total interest-earning assets	914,285	804,601	717,006
Interest-free funds(5)	(27,336)	(23,992)	(23,630)

Total interest-earning assets funded by debt	$886,949	$780,609	$693,376

Interest-bearing liabilities(6):
Short-term debt	$240,628	$141,727	$137,078
Long-term debt	646,321	638,882	556,298

Total interest-bearing liabilities	$886,949	$780,609	$693,376

Average interest rates (2, 3):
Interest-earning assets:
Mortgage portfolio, net	5.92%	6.73%	7.11%
Liquid investments	1.59	2.34	4.63

Total interest-earning assets	5.56	6.35	6.90
Interest-free return(5)	.19	.18	.21

Total interest-earning assets and interest-free return	5.75	6.53	7.11

Interest-bearing liabilities(6):
Short-term debt	1.40	2.15	4.28
Long-term debt	5.73	6.10	6.43

Total interest-bearing liabilities	4.55	5.38	6.00

Net interest margin	1.20%	1.15%	1.11%

(1)	Reflects non-GAAP adjustment for amortization of purchased options premiums.
(2)	Reflects non-GAAP adjustments to permit comparison of yields on tax-exempt and taxable assets based on 35 percent marginal tax rate.
(3)	Averages have been calculated on a monthly basis based on amortized cost.
(4)	Includes average balance of nonaccrual loans of $6.0 billion in 2003, $4.6 billion in 2002, and $2.6 billion in 2001.
(5)	Interest-free funds represent the portion of our investment portfolio funded by equity and non-interest bearing liabilities.
(6)	Classification of interest expense and interest-bearing liabilities as short-term or long-term is based on effective maturity or repricing date, taking into consideration the effect of derivative financial instruments. The cost of debt includes expense for the amortization of purchased options.

Core net interest income grew 20 percent in 2003 to a record $10.479 billion, driven by 14 percent growth in our average net investment balance and a 5 basis point increase in our net interest margin to 1.20 percent. Core net interest income increased 17 percent in 2002 to $8.752 billion, primarily due to 12 percent growth in our average net investment balance and a 4 basis point increase in the net interest margin to 1.15 percent. Table 12 shows changes in core net interest income for 2003 and 2002.

Table 12:	Rate/ Volume Analysis of Core Net Interest Income

		Attributable to
		Changes in(1)
	Increase
	(Decrease)	Volume	Rate

	(Dollars in millions)
2003 vs. 2002
Interest income:
Mortgage portfolio	$489	$6,475	$(5,986)
Liquid investments	(422)	138	(560)

Total interest income	67	6,613	(6,546)

Interest expense:(2)
Short-term debt	88	1,428	(1,340)
Long-term debt	(3,024)	433	(3,457)

Total interest expense	(2,936)	1,861	(4,797)

Change in net interest income	$3,003	$4,752	$(1,749)

Change in purchased options amortization expense(3)	(1,276)

Change in core net interest income	1,727
Change in taxable-equivalent adjustment on tax-exempt investments(4)	(23)

Change in taxable-equivalent core net interest income	$1,704

2002 vs. 2001
Interest income:
Mortgage portfolio	$2,787	$5,292	$(2,505)
Liquid investments	(1,104)	394	(1,498)

Total interest income	1,683	5,686	(4,003)

Interest expense:(2)
Short-term debt	(3,005)	188	(3,193)
Long-term debt	2,212	4,986	(2,774)

Total interest expense	(793)	5,174	(5,967)

Change in net interest income	$2,476	$512	$1,964

Change in purchased options amortization expense(3)	(1,224)

Change in core net interest income	1,252
Change in taxable-equivalent adjustment on tax-exempt investments(4)	32

Change in taxable-equivalent core net interest income	$1,284

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative size.
(2)	Classification of interest expense and interest-bearing liabilities as short-term or long-term is based on effective maturity or repricing date, taking into consideration the effect of derivative financial instruments.
(3)	Reflects non-GAAP adjustment for amortization of purchased options premiums that would have been recorded under GAAP prior to our adoption of FAS 133.
(4)	Reflects non-GAAP adjustments to permit comparison of yields on tax-exempt and taxable assets based on a 35 percent marginal tax rate.

Business Segment Results

Portfolio Investment Business Earnings

Our Portfolio Investment business generated core business earnings of $4.358 billion in 2003, compared with $4.215 billion in 2002, and $3.489 billion in 2001. Core business earnings for the Portfolio Investment business grew 3 percent in 2003, compared with 21 percent in 2002. This growth was driven primarily by strong growth in core net interest income, partially offset by a significant increase in losses from debt extinguishments used to manage interest rate risk and lower debt costs in the future. Core net interest income rose from growth in our average investment balance and net interest margin. Although liquidations reached a record high during 2003, we were able to grow our mortgage portfolio because of record portfolio purchases of $573 billion during the year as we took advantage of opportunities provided by attractive mortgage-to-debt spreads at different points during the year. However, the slowdown in refinance activity and increased demand for mortgage investments in the second half of 2003 resulted in tighter mortgage-to-debt spreads and sporadic portfolio growth during 2003— 12 percent growth during the first quarter of 2003, a contraction of 1 percent during the second quarter, an increase of 60 percent during the third quarter, followed by a decline of 8 percent in the fourth quarter. As a result of our disciplined growth approach, we ended 2003 with a marked decline in retained commitments, which is likely to result in negative portfolio growth during the first quarter of 2004. We expect that mortgage spreads will move back to more normal levels as the year progresses, which, combined with our expectations of a continued strong purchase market, should result in our being able to achieve double-digit portfolio growth during 2004.

The Portfolio Investment business was able to increase our net margin to an above-trend level by capitalizing on opportunities presented by the decline in interest rates that began in 2001 to temporarily reduce our debt costs relative to yields on assets. The Portfolio Investment business has replaced significant amounts of called or maturing debt over the past three years— particularly during 2003— with lower cost, shorter-term debt more quickly than our mortgage assets matured or prepaid. These actions temporarily reduced our debt cost relative to asset yield and elevated our net interest margin beginning in 2001. Our net interest margin remained elevated during 2003, averaging 1.20 percent, due to the continued benefits of historically low interest rates, the steep yield curve, and high levels of anticipated refinancing. We had expected our net interest margin to begin to decline in early 2003 as interest rates leveled off or moved higher. However, interest rates dropped further during the second quarter of 2003, resulting in an increase in projected mortgage liquidations. As a result, we maintained an unusually high percentage of short-term financing at a lower cost for longer than we had anticipated, which reduced our interest expense and caused a further temporary increase in our net interest margin. During the second half of 2003, our net interest margin began to decline as expected as the record low mortgage interest rates during the earlier part of the year drove heavy liquidations of older, higher coupon mortgages, which have been replaced with new mortgages at lower coupon rates.

Credit Guaranty Business Earnings

Core business earnings for our Credit Guaranty business grew 35 percent in 2003 to $2.948 billion and 16 percent in 2002 to $2.179 billion. The increases in 2003 and 2002 in core business earnings for the Credit Guaranty business were driven primarily by a 28 percent and 23 percent increase, respectively, in guaranty fee income. Guaranty fee income increased in 2003 largely due to 20 percent growth in our average mortgage credit book of business and a 1.3 basis point increase in the average fee rate to 20.0 basis points. The increase in the average fee rate was a result of faster revenue recognition of deferred price components due to accelerated prepayments from the unprecedented level of refinancings together with increased risk-based pricing fees. Guaranty fee income increased in 2002 primarily due to 17 percent growth in our average mortgage credit book of business and a 1 basis point increase in the average fee rate to 18.7 basis points. The average fee rate for our Credit Guaranty business includes the effect of guaranty fee income allocated to the Credit Guaranty business for managing the credit risk on most of the mortgage assets held by the Portfolio Investment business. It therefore differs from our consolidated average effective guaranty fee rate, which excludes guaranty fees on MBS held in our portfolio because these fees are reported as interest income.

Record expansion of residential mortgage debt outstanding during 2003 and 2002, combined with our ability to offer reliable, low-cost mortgage funds, fueled growth in our mortgage credit book of business. The demand for housing was strong throughout 2003 and 2002, and borrowers also took advantage of the low interest rate environment to refinance their mortgages and extract equity from the appreciation in their homes. Residential mortgage debt outstanding increased 12.5 percent in 2003 to $7.8 trillion, 12.4 percent in 2002 to $7.0 trillion, and 10.3 percent in 2001 to $6.2 trillion. Refinancings represented 68 percent of total market originations in 2003, 62 percent in 2002, and 57 percent in 2001. Growth in Fannie Mae’s mortgage credit book of business outpaced growth in residential mortgage debt outstanding during 2003, 2002, and 2001.

In 2002, we announced increases in the upfront-price adjustment Fannie Mae charges on cash-out refinance mortgages with loan-to-value (“LTV”) ratios between 70.01 and 85 percent that were implemented during 2003. As a result of these increases, which better compensate us for the higher risk on these loans, the upfront-price adjustments on cash-out refinance mortgages we purchase or guarantee with LTV ratios greater than 70 percent ranges from 50 to 75 basis points. The increased price adjustments, which are allocated to our Credit Guaranty business, have resulted in a modest increase in our guaranty fees.

Corporate Financial Disciplines

We completed a comprehensive review and assessment of our corporate financial disciplines during 2003. In conjunction with this assessment, we announced the following internal financial discipline objectives, which identify more explicitly what our overall risk discipline is designed to accomplish.

•	To maintain a standalone “risk-to-the-government” credit rating from Standard and Poor’s (“S&P”) of at least AA-, and to maintain a standalone “bank financial strength” credit rating from Moody’s Investors Service (“Moody’s”) of at least A-:

Our senior debt securities carry AAA/ Aaa ratings. We also are given “standalone” credit ratings by both Standard and Poor’s and Moody’s. These standalone ratings are important external indicators of Fannie Mae’s intrinsic financial strength.

•	To sufficiently capitalize and hedge our Portfolio Investment and Credit Guaranty businesses so that each is able to withstand internal and external “stress tests” set to at least a AA/ Aa standard:

The most common way that regulators, rating agencies and financial analysts judge the adequacy of a company’s capital and the quality of its risk management practices is by assessing how well that company would perform under conditions of extreme and prolonged economic and financial stress. Our regulator uses a quarterly risk-based capital stress test to evaluate our capital adequacy, and it makes the results of these tests public. This risk-based capital test provides Fannie Mae with a direct regulatory incentive to maintain a low risk profile. We traditionally have used stress tests internally as well.

•	To keep our mortgage interest rate and credit risks low enough that over time our core business earnings are less variable than the median of all AA/ Aa and AAA/ Aaa S&P 500 companies:

Following a review of the net income pattern over the past ten years of all S&P 500 companies that were able to maintain ratings of AA-/ Aa3 or higher during the entire period, we set as an objective to manage our interest rate and credit risks so that Fannie Mae’s long-term earnings variability remains below the median of all AA/ Aa and AAA/ Aaa companies. In conjunction with our stress test standards, we believe that meeting this income stability objective will allow us to maintain our standalone ratings with a comfortable margin of safety, and possibly to improve them.

These financial disciplines led us to adopt an internal objective for our Portfolio Investment business to maintain the mortgage portfolio’s duration gap within a range of plus-or-minus six months substantially all of the time (see “MD&A— Portfolio Investment Business Operations— Interest Rate Risk Management” for further discussion). For our Credit Guaranty business, these objectives imply continued use of the risk-mitigation activities designed to help Fannie Mae achieve stable earnings growth and a competitive return on equity over time (see “MD&A— Credit Guaranty Business Operations— Credit Risk Management” for further discussion).

The financial disciplines act as supplemental governors of management discretion in a portion of our businesses within the constraints imposed by our capital and safety and soundness regulations. We are continuing to work toward implementing and maintaining these recently announced financial disciplines. Meeting all of these objectives is a major corporate initiative for 2004. We will continue to monitor rigorously our capital position relative to the risks we take in our businesses and adjust the hedges in those businesses to ensure that the capital we hold relative to the risks we take is consistent with achieving these objectives.

PORTFOLIO INVESTMENT BUSINESS OPERATIONS

Our Portfolio Investment business has primary responsibility for Fannie Mae’s investing and funding activities and managing our interest rate risk. These activities are discussed further in this section.

Investments

Mortgage Portfolio

Despite a record level of liquidations during 2003 and aggressive purchasing of mortgages by banks and other investors, we grew our net mortgage portfolio by 13 percent to $902 billion at December 31, 2003 by purchasing mortgage assets when spreads exceeded our hurdle rates and supply was available in the market. Table 13 summarizes mortgage portfolio activity on a gross basis and average yields from 2001 through 2003.

Table 13:	Mortgage Portfolio Activity(1)

	Purchases			Sales			Repayments(2)

	2003	2002	2001	2003	2002	2001	2003	2002	2001

	(Dollars in millions)
Single-family:
Government insured or guaranteed	$6,439	$9,493	$6,001	$59	$139	$—	$17,015	$13,057	$8,125

Conventional:
Long-term, fixed-rate	433,059	280,815	226,516	11,198	8,253	7,621	368,813	216,218	120,787
Intermediate-term, fixed-rate	87,432	62,102	26,146	1,621	464	442	50,561	37,544	23,391
Adjustable-rate	32,740	10,739	3,777	849	347	228	12,048	8,806	9,937

Total conventional single-family	553,231	353,656	256,439	13,668	9,064	8,291	431,422	262,568	154,115

Total single-family	559,670	363,149	262,440	13,727	9,203	8,291	448,437	275,625	162,240
Multifamily	13,182	7,492	8,144	—	379	690	3,050	1,794	2,172

Total	$572,852	$370,641	$270,584	$13,727	$9,582	$8,981	$451,487	$277,419	$164,412

Average net yield	5.00%	5.92%	6.56%				6.36%	6.83%	7.23%
Annualized repayments as a percentage of average gross mortgage portfolio							53.3%	37.4%	24.7%

(1)	Excludes premiums, discounts, and other deferred price adjustments.

(2)	Includes mortgage loan prepayments, scheduled amortization, and foreclosures.

The liquidation rate on mortgages in portfolio (excluding sales) increased to 53 percent in 2003 from 37 percent in 2002, and 25 percent in 2001. Mortgage liquidations in 2003, 2002, and 2001 totaled $451 billion, $277 billion, and $164 billion, respectively. Liquidations increased significantly during this three-year period largely because of extensive refinancing in response to the prolonged low mortgage interest rate environment. Table 14 shows the distribution of Fannie Mae’s mortgage portfolio by product type. As reflected in Table 14, the net yield on our mortgage portfolio, net decreased to 5.54 percent at December 31, 2003, from 6.45 percent and 6.95 percent at the end of 2002 and 2001, respectively. The decrease in the net yield during 2003 and 2002 resulted largely from the general decline in mortgage rates on loans originated in the primary market and sold into the secondary market plus an increase in the level of liquidations of older, higher-rate loans.

Table 14:    Mortgage Portfolio Composition(1)

	2003	2002	2001	2000	1999

	(Dollars in millions)
Mortgages

Single-family:
Government insured or guaranteed	$7,063	$5,458	$5,070	$4,762	$4,472

Conventional:
Long-term, fixed-rate	119,870	106,570	97,848	87,134	86,912
Intermediate-term, fixed-rate(2)	75,015	54,503	43,522	39,134	43,878
Adjustable-rate	13,185	9,045	10,410	13,243	6,058

Total conventional single-family	208,070	170,118	151,780	139,511	136,848

Total single-family	215,133	175,576	156,850	144,273	141,320

Multifamily:
Government insured or guaranteed	1,091	1,353	1,551	1,814	2,347
Conventional	18,475	12,218	8,987	6,547	5,564

Total multifamily	19,566	13,571	10,538	8,361	7,911

Total mortgages	$234,699	$189,147	$167,388	$152,634	$149,231

Mortgage-related securities

Single-family:
Government insured or guaranteed	$21,267	$33,293	$37,111	$39,404	$36,557

Conventional:
Long-term, fixed-rate	507,661	510,435	456,046	367,344	298,534
Intermediate-term, fixed-rate(2)	83,366	39,409	25,890	27,965	25,317
Adjustable-rate	35,564	13,946	10,355	13,892	8,049

Total conventional single-family	626,591	563,790	492,291	409,201	331,900

Total single-family	647,858	597,083	529,402	448,605	368,457

Multifamily:
Government insured or guaranteed	10,150	7,370	6,481	5,370	4,392
Conventional	9,231	7,050	5,636	3,642	1,986

Total multifamily	19,381	14,420	12,117	9,012	6,378

Total mortgage-related securities	$667,239	$611,503	$541,519	$457,617	$374,835

Mortgage portfolio, net

Single-family:
Government insured or guaranteed	$28,330	$38,751	$42,181	$44,166	$41,029

Conventional:
Long-term, fixed-rate	627,531	617,005	553,894	454,478	385,446
Intermediate-term, fixed-rate(2)	158,381	93,912	69,412	67,099	69,195
Adjustable-rate	48,749	22,991	20,765	27,135	14,107

Total conventional single-family	834,661	733,908	644,071	548,712	468,748

Total single-family	862,991	772,659	686,252	592,878	509,777

Multifamily:
Government insured or guaranteed	11,241	8,723	8,032	7,184	6,739
Conventional	27,706	19,268	14,623	10,189	7,550

Total multifamily	38,947	27,991	22,655	17,373	14,289

Total mortgage portfolio	901,938	800,650	708,907	610,251	524,066
Unamortized premium, (discount), and deferred price adjustments, net(3)	(58)	472	(2,104)	(2,520)	(964)
Allowance for loan losses(4)	(85)	(79)	(48)	(51)	(56)

Mortgage portfolio, net	$901,795	$801,043	$706,755	$607,680	$523,046

Net yield on mortgage portfolio, net	5.54%	6.45%	6.95%	7.24%	7.08%

(1)	Data reflects unpaid principal balance adjusted to include mark-to-market gains and losses on available-for-sale securities and any impairment. The balance of mortgages at December 31, 2002, 2001, 2000, and 1999 includes certain loans held- for-investment that were previously classified as nonmortgage investments.

(2)	Intermediate-term, fixed-rate consists of portfolio loans with contractual maturities at purchase equal to or less than 20 years and MBS and other mortgage-related securities held in portfolio with maturities of 15 years or less at issue date.

(3)	Includes net unamortized premiums of $135 million and $536 million at December 31, 2002, and 2001, respectively, and net unamortized discounts of $1,292 million, $2,311 million, and $586 million at December 31, 2003, 2000 and

1999, respectively, related to available-for-sale and held-to-maturity mortgage-related securities. Balance at December 31, 2003 includes fair value purchase price adjustments related to the settlement of mortgage and mortgage-related security purchase commitments accounted for as derivatives under FAS 149.

(4)	Guaranty liability for probable losses on loans underlying Fannie Mae guaranteed MBS is included on our balance sheet in “Guaranty liability for MBS.”

We classify mortgage loans on our balance sheet as either held-for-investment or held-for-sale. Our mortgage portfolio also includes MBS and other mortgage-related securities that we classify as either held-to-maturity or available-for-sale. On September 13, 2002, concurrent with the implementation of a new risk-based capital rule issued by OFHEO, we reclassified $124 billion of securities in our mortgage portfolio (including all of our private label securities) from held-to-maturity to available-for-sale in accordance with Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”). At the time of this noncash transfer, these mortgage-related securities had gross unrealized gains of $5.364 billion and unrealized losses of $53 million. Table 15 shows gross unrealized gains and losses on our MBS and mortgage-related securities at the end of 2003, 2002, and 2001.

Table 15:    Mortgage-Related Securities in Mortgage Portfolio

	2003

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost(1)	Gains	Losses	Value

	(Dollars in millions)
Held-to-maturity:
Fannie Mae MBS(2)	$353,416	$7,876	$(725)	$360,567
REMICs and Stripped MBS	77,818	2,329	(559)	79,588
Other mortgage-related securities(3)	43,918	2,198	(177)	45,939

Total	$475,152	$12,403	$(1,461)	$486,094

Available-for-sale:
Fannie Mae MBS(2)	$125,580	$3,396	$(91)	$128,885
REMICs and Stripped MBS	52,209	415	(567)	52,057
Other mortgage-related securities(3)	9,506	392	(45)	9,853

Total	$187,295	$4,203	$(703)	$190,795

	2002

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost(1)	Gains	Losses	Value

Held-to-maturity:
Fannie Mae MBS(2)	$286,422	$11,173	$(1)	$297,594
REMICs and Stripped MBS	110,423	4,339	(87)	114,675
Other mortgage-related securities(3)	41,087	2,813	(45)	43,855

Total	$437,932	$18,325	$(133)	$456,124

Available-for-sale:
Fannie Mae MBS(2)	$116,081	$5,425	$(1)	$121,505
REMICs and Stripped MBS	33,763	678	(369)	34,072
Other mortgage-related securities(3)	17,358	782	(11)	18,129

Total	$167,202	$6,885	$(381)	$173,706

	2001

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost(1)	Gains	Losses	Value

Held-to-maturity:
Fannie Mae MBS(2)	$333,896	$3,536	$(54)	$337,378
REMICs and Stripped MBS	127,675	2,432	(579)	129,528
Other mortgage-related securities(3)	47,584	1,411	(87)	48,908

Total	$509,155	$7,379	$(720)	$515,814

Available-for-sale:
Fannie Mae MBS(2)	$9,119	$105	$(27)	$9,197
REMICs and Stripped MBS	1,083	211	(240)	1,054
Other mortgage-related securities(3)	22,236	425	(12)	22,649

Total	$32,438	$741	$(279)	$32,900

(1)	Amortized cost includes unamortized premiums, discounts, and other deferred price adjustments.
(2)	Excludes Fannie Mae guaranteed REMICs and Stripped MBS.
(3)	Excludes Fannie Mae guaranteed securities.

Our mortgage portfolio includes mortgage-related securities backed by manufactured housing loans that were issued by entities other than Fannie Mae. In addition, to a limited extent, we acquired mortgage-related securities that were backed by manufactured housing loans and issued by entities other than Fannie Mae for securitization into REMIC securities issued and guaranteed by Fannie Mae. When we began investing in and guaranteeing manufactured housing securities, we did so with significant credit enhancements on these investments, including bond insurance and subordination. Table 16 presents the book values or notional balances of these securities at December 31, 2003 and December 31, 2002 and compares the credit ratings of the underlying securities (or for insured securities, the credit rating of the financial institution providing credit enhancement) at each date. Where ratings differ among the major rating agencies, we have used the lowest rating.

Table 16:	Credit Ratings of Private Label Mortgage-Related Securities Secured by Manufactured Housing Loans

	December 31, 2003				December 31, 2002

	Book Value or Notional Balance(1)				Book Value or Notional Balance(1)

	Portfolio	Guaranteed		% of	Portfolio	Guaranteed		% of
Credit ratings	Securities(2)	Securities(3)	Total	Total	Securities(2)	Securities(3)	Total	Total

	(Dollars in millions)
Investment grade:
AAA/Aaa	$2,058	$90	$2,148	26.85%	$5,938	$386	$6,324	63.01%
AA+/Aa1 to AA-/Aa3	1,259	195	1,454	18.18	2,072	98	2,170	21.62
A+/A1 to A-/A3	593	112	705	8.81	1,372	46	1,418	14.13
BBB+/Baa1 to BBB-/Baa3	2,506	15	2,521	31.51	91	33	124	1.23

Total investment grade securities	6,416	412	6,828	85.35	9,473	563	10,036	99.99
Non-Investment grade:
BB+/Ba1 to BB-/Ba3	474	—	474	5.93	—	—	—	—
B+/B1 to B-/B3	633	52	685	8.56	1	—	1	.01
CCC+/Caa1 to CCC-/Caa3	—	13	13	.16	—	—	—	—

Total non-investment grade securities	1,107	65	1,172	14.65	1	—	1	.01

Total securities	$7,523	$477	$8,000	100.00%	$9,474	$563	$10,037	100.00%

(1)	Book value represents unpaid principal balance adjusted for unamortized premium/discounts and other-than-temporary impairment.
(2)	Amount reflects book value. These securities are included on balance sheet in Fannie Mae’s mortgage portfolio.
(3)	Amount reflects notional balance. These securities are included in outstanding MBS held by other investors. We maintain a guaranty liability for estimated losses on Fannie Mae guaranteed securities.

We owned or guaranteed manufactured housing securities with a book value (for securities held in our portfolio) or notional amount (for REMIC securities we have guaranteed) totaling $8.0 billion at December 31, 2003, compared with $10.0 billion at December 31, 2002. The decrease in the balance from the end of 2002 resulted from $1.4 billion of principal payments and amortization of deferred price adjustments, $455 million of sales, and $155 million of other-than-temporary impairment. At December 31, 2003, approximately 70 percent of these securities were serviced by Green Tree Investment Holdings LLC (during 2003, Green Tree Investment Holdings LLC succeeded Conseco Finance, Corp. as servicer). Due to weakness in the manufactured housing sector and financial difficulties experienced by certain manufactured housing loan servicers, the major ratings agencies downgraded several of these securities in 2003 and 2002. On December 29, 2003, Moody’s Investor Service downgraded 215 classes of manufactured housing securities serviced by Green Tree Investment Holdings, reflecting their views on deteriorating collateral performance. As of December 31, 2003, $1.172 billion of non-investment grade securities held or guaranteed by Fannie Mae were affected by the December 29, 2003 downgrade action by Moody’s. The percentage of securities rated investment grade or better fell to 85 percent at December 31, 2003 as a result of credit downgrades during 2003. As a result of additional credit downgrades during the first quarter of 2004, the percentage of securities rated investment grade or better fell to 76 percent as of March 9, 2004. At the end of 2002, substantially all of these securities had investment grade ratings.

In response to the rating downgrades over the past year and general condition of the manufactured housing sector, we have regularly assessed the recoverability of scheduled principal and interest amounts on certain of these securities to determine if any were other-than-temporarily impaired. Our assessment is based on either market prices or, if the securities are illiquid, internal cash flow analyses. We model the projected cash flows of securities that have suffered a significant decline in fair value by calculating the potential underlying cash flows of the securities, incorporating issuer and pool specific loan performance data as well as information on the manufactured housing sector in general. Based on our analyses, we have recorded other-than-temporary impairment on certain securities included in our portfolio of $155 million in 2003, which is included in fee and other income. To date, we have recognized other-than-temporary impairment of $206 million on our investments in manufactured housing securities.

We continue to rigorously monitor these securities and assess appropriate risk factors to determine the need to record any additional impairment. Despite recent downgrades, the market liquidity and price performance of the manufactured housing bond sector showed signs of improvements during the last quarter of 2003. However, changes in events or circumstances, such as the performance of the underlying manufactured housing loan collateral and the financial strength of servicers, will influence future credit ratings and may affect market prices or our projected cash flow analyses. While it may be necessary to record additional other-than-temporary impairment on these securities in the future, management believes that any potential future impairment related to these securities will not have a material adverse effect on Fannie Mae’s operating results.

Mortgage Commitments

As an integral part of our Portfolio Investment business, we routinely enter into forward purchase commitments that allow us to lock in the future delivery of mortgage loans or mortgage-related securities for our mortgage portfolio at a fixed price or yield. Our purchase commitments are generally short-term in nature with a fixed expiration date. The commitment ends when the loans or securities are delivered to Fannie Mae or the commitment period expires. Retained commitments are a leading indicator of future acquisition volume and a key driver of earnings growth for our Portfolio Investment business. Although our primary goal is to purchase mortgage loans or mortgage-related securities for Fannie Mae’s portfolio, we may enter into forward commitments to purchase mortgage loans or mortgage-related securities that we decide not to retain in our portfolio. In these instances, the forward purchase commitment generally has an offsetting sell commitment with an investor other than Fannie Mae.

As a result of our July 1, 2003 adoption of FAS 149, we are required to account for the majority of our commitments to purchase mortgage loans and to purchase or sell mortgage-related securities, which we enter into in the normal course of business, as derivatives. During the commitment period, we now record commitments to purchase or sell mortgage loans or mortgage-related securities on our balance sheet at fair value and record changes in the fair value either in AOCI or earnings, depending on whether we apply hedge accounting, the hedge designation if we elect hedge accounting, and the applicable accounting treatment under FAS 133. When the commitment ultimately settles, we record purchased loans and securities on our balance sheet at fair value. FAS 149 applies prospectively to whole loan mortgage purchase commitments entered into or modified after June 30, 2003 and purchase and sale commitments for when-issued mortgage securities entered into after or outstanding at June 30, 2003.

We recorded an after-tax transition gain of $185 million as a result of the July 1, 2003 adoption of FAS 149. The transition gain primarily relates to recording the fair value of open portfolio purchase commitments for when-issued securities totaling $113 billion at June 30, 2003. The offset to the transition gain results in recording a fair value purchase price adjustment on our balance sheet that will amortize into future earnings as a reduction of interest income over the estimated life of the underlying mortgage securities retained in our portfolio. Subsequent to June 30, 2003, we designated and accounted for these commitments as cash flow hedges of forecasted transactions. Prior to the adoption of FAS 149, we accounted for the majority of our mortgage-related commitments as off-balance sheet arrangements and recorded purchased loans and securities on our balance sheet at settlement based on the purchase price. We disclosed the outstanding notional amount of purchase commitments retained in our portfolio. Consequently, our previous disclosure of off-balance sheet commitments does not include commitments not retained in Fannie Mae’s portfolio.

Following is a more detailed discussion of our mortgage commitment activities and the related accounting under FAS 149.

Retained Commitments

Fannie Mae typically enters into forward commitments to purchase mortgage loans or mortgage-related securities for our mortgage portfolio at a fixed price. Purchase commitments typically require mandatory delivery and are subject to the payment of pair-off fees for non-delivery. We also may sell MBS from our portfolio in various financial transactions, including forward trades. We now account for all mandatory forward purchase and sale commitments as derivatives. Forward purchase and sale commitments protect us from changes in interest rates between the time the commitment is entered into and the transaction occurs by allowing us to lock in the purchase or sale price of forecasted transactions.

Commencing July 1, 2003, we have designated these commitments as cash flow hedges to hedge the variability due to changes in interest rates of cash flows related to our forecasted mortgage portfolio transactions. Accordingly, changes in the fair value of the commitment are recorded in AOCI, to the extent effective. When we settle a purchase commitment, we record the purchase at fair value. The difference between the purchase price and fair value (“fair value purchase price adjustment”) is expected to equal the amount recorded in AOCI at settlement. We amortize the amount recorded in AOCI and the offsetting fair value purchase price adjustment into earnings as a component of interest income over the estimated life of the loans or securities. Because the amortization amounts are equal and offsetting, we do not expect any effect on our income statement. When we settle a sale commitment, we recognize the deferred AOCI amount into income as a component of the gain or loss on sale.

The notional balance of outstanding retained commitments, which are net of portfolio sell commitments, was $3 billion at December 31, 2003.

Non-Retained Commitments

Fannie Mae also buys loans or securities that we do not retain in our portfolio. The interest rate risk associated with non-retained purchase commitments is economically hedged with offsetting sale commitments. We currently do not intend to apply hedge accounting when we expect these offsetting transactions to settle at the same time. Consequently, the mark to market gains and losses on these commitments are recorded in earnings during the commitment period. Because the settlement dates, underlying securities, and amounts are offsetting, we expect the gains and losses to substantially offset and have a minimal impact on Fannie Mae’s earnings.

In some cases, a counterparty may fulfill an MBS purchase commitment by delivering mortgage loans to us prior to the securitization. We may use the MBS created from the securitization of these loans to fulfill a forward commitment to sell MBS to a third party. We include these loans on our balance sheet under “Loans held for securitization or sale.” When this occurs, we intend to designate the forward sale commitment as a fair value hedge of the corresponding loans held for securitization and sale. Accordingly, we will record changes in the fair value of the forward sale commitment in earnings to offset changes in the fair value of the related loans. We also expect these gains and losses to largely offset with a minimal effect on our earnings.

Table 17 shows the fair value, outstanding notional amount, and average remaining contractual maturity of our outstanding mortgage commitments at December 31, 2003.

Table 17:    Mortgage Commitments

	December 31, 2003

			Average
			Remaining
	Fair	Notional	Contractual
	Value	Amount	Maturity

	(Dollars in millions)
Forward mortgage loan and mortgage-related security purchase commitments	$103	$18,372	24 days
Forward mortgage-related security sell commitments	(145)	20,120	28

We discuss the derivative instruments we use to manage interest rate risk and supplement our issuance of debt in “MD&A— Portfolio Investment Business Operations— Funding— Derivative Instruments” and provide additional information on all transactions accounted for as derivatives in the Notes to Financial Statements.

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

Liquid Investments

Our liquid investments include cash and cash equivalents, nonmortgage investments, and loans held for securitization or sale. Liquid investments serve as Fannie Mae’s primary source of liquidity and an investment vehicle for our surplus capital. We obtain liquidity as necessary from our liquid investments through maturity of short-term investments or the sale of assets. We can use these funds as necessary for liquidity purposes or to reinvest in readily marketable, high credit quality securities that can be sold to raise cash. Our liquid investments totaled $66 billion at December 31, 2003, compared with $58 billion and $75 billion at December 31, 2002 and 2001, respectively. At the end of 2001, our liquid investments were at the highest level of the past three years because of delayed settlement of 2001 portfolio purchase commitments, which resulted in additional temporary capital for short-term investment. The average yield on liquid investments was 1.59 percent, 2.34 percent, and 4.63 percent during 2003, 2002, and 2001, respectively. The average yield decreased during 2003 and 2002 because of the sharp drop in short-term interest rates.

Nonmortgage investments, which account for the majority of our liquid investments, totaled $59 billion at December 31, 2003, $39 billion at December 31, 2002, and $66 billion at December 31, 2001. Our nonmortgage investments consist primarily of high-quality securities that are short-term or readily marketable, such as commercial paper, asset-backed securities, and corporate floating-rate notes, as well as federal funds and time deposits.

We classify and account for our nonmortgage investments as either held-to-maturity or available-for-sale in accordance with FAS 115. Table 18 shows the composition, weighted-average maturities, and credit ratings of our held-to-maturity and available-for-sale nonmortgage investments at December 31, 2003, 2002, and 2001.

Table 18:    Nonmortgage Investments

	December 31, 2003

					Weighted
		Gross	Gross		Average
	Amortized	Unrealized	Unrealized	Fair	Maturity	% Rated A
	Cost	Gains	Losses	Value	in Months	or Better

	(Dollars in millions)
Held-to-maturity:
Federal funds	$6,600	$—	$—	$6,600	.4	100.0%
Repurchase agreements(1)	111	—	—	111	—	100.0
Other	111	—	—	111	2.3	100.0

Total	$6,822	$—	$—	$6,822	.4	100.0%

Available-for-sale:
Asset-backed securities	$26,878	$44	$(22)	$26,900	22.5	99.5%
Floating rate notes(2)	10,242	12	(1)	10,253	15.9	93.1
Federal funds	5,975	—	—	5,975	.3	100.0
Taxable auction notes	4,078	—	—	4,078	.4	100.0
Commercial paper	1,269	—	—	1,269	.3	100.0
Corporate bonds	1,115	28	—	1,143	19.1	72.7
Municipal bonds	1,108	—	—	1,108	5.8	100.0
Auction rate preferred stock	889	5	—	894	.9	94.0
Other	1,051	—	—	1,051	.9	100.0

Total	$52,605	$89	$(23)	$52,671	15.2	97.7%

	December 31, 2002

					Weighted
		Gross	Gross		Average
	Amortized	Unrealized	Unrealized	Fair	Maturity	% Rated A
	Cost	Gains	Losses	Value	in Months	or Better

Held-to-maturity:
Federal funds	$150	$—	$—	$150	1.9	100.0%
Repurchase agreements(1)	181	—	—	181	—	100.0
Eurodollar time deposits	1,398	—	—	1,398	.8	100.0
Auction rate preferred stock	402	—	—	402	1.0	100.0
Commercial paper	100	—	—	100	.7	100.0
Other	268	1	—	269	4.9	100.0

Total	$2,499	$1	$—	$2,500	1.3	100.0%

Available-for-sale:
Asset-backed securities	$22,281	$98	$(68)	$22,311	30.0	100.0%
Floating rate notes(2)	11,754	10	(29)	11,735	10.6	87.6
Taxable auction notes	949	—	—	949	.2	100.0
Commercial paper	100	—	—	100	2.2	100.0
Corporate bonds	1,149	42	—	1,191	12.8	25.2
Auction rate preferred stock	112	—	(4)	108	2.5	43.5
Other	400	—	—	400	1.1	100.0

Total	$36,745	$150	$(101)	$36,794	22.0	93.5%

	December 31, 2001

					Weighted
		Gross	Gross		Average
	Amortized	Unrealized	Unrealized	Fair	Maturity	% Rated A
	Cost	Gains	Losses	Value	in Months	or Better

Held-to-maturity:
Federal funds	$4,904	$—	$—	$4,904	.4	100.0%
Repurchase agreements(1)	808	—	—	808	—	100.0
Eurodollar time deposits	11,185	—	—	11,185	.3	100.0
Auction rate preferred stock	2,127	—	—	2,127	1.7	100.0
Commercial paper	2,844	1	—	2,845	.6	100.0
Asset-backed securities	6,065	89	(1)	6,153	10.6	100.0
Other	2,166	73	—	2,239	16.7	56.4

Total	$30,099	$163	$(1)	$30,261	3.7	96.8%

Available-for-sale:
Asset-backed securities	$14,876	$21	$(25)	$14,872	26.2	99.9%
Floating rate notes(2)	12,114	12	(45)	12,081	18.2	84.3
Commercial paper	8,879	1	—	8,880	.9	100.0
Other	50	—	—	50	9.5	100.0

Total	$35,919	$34	$(70)	$35,883	17.2	94.7%

(1)	As of December 31, 2003, 2002, and 2001, repurchase agreements consist primarily of overnight investments that mature daily.

(2)	As of December 31, 2003, 2002, and 2001, 100 percent of floating rate notes repriced at intervals of 90 days or less.

The majority of our nonmortgage investments classified as held-to-maturity consist of federal funds and time deposits with maturities of three months or less. Concurrent with the September 13, 2002 implementation of our new risk-based capital rule, we reclassified securities in our nonmortgage investment portfolio that had an amortized cost of $11 billion from held-to-maturity to available-for-sale in accordance with FAS 115. These nonmortgage securities had gross unrealized gains of $139 million and unrealized losses of $6 million at the time of this noncash transfer.

The majority of our nonmortgage investments were rated A or better at December 31, 2003, 2002, and 2001. Nonmortgage investments rated below single A totaled $1.2 billion, $2.4 billion, and $2.9 billion at December 31, 2003, 2002, and 2001, respectively, and equaled 3.5 percent, 8.5 percent, and 11.4 percent, respectively, of core capital.

Funding

As part of our disciplined interest rate risk management strategy, our Portfolio Investment business issues a variety of noncallable and callable debt securities in the domestic and global capital markets in a wide range of maturities to meet our large and consistent funding needs. We use derivative instruments to supplement our issuance of debt in the capital markets and manage interest rate risk. We strive to structure debt products that match the needs of our portfolio with the interests of debt investors. A description of our principal debt securities and how our use of derivatives affects our funding follows.

Debt Securities

•	Benchmark Securities® Program: Our Benchmark Securities program encompasses large, regularly scheduled issues of noncallable and callable debt securities designed to provide enhanced liquidity to investors while reducing the relative cost of debt. By issuing Benchmark Securities, we have consolidated much of our debt issuances from a large number of smaller, unscheduled issues to a smaller number of larger, more liquid scheduled issues.

During 2003 and 2002, we issued noncallable and callable Benchmark Securities in every month. Benchmark Bills® served as our weekly source for three-month and six-month discount debt issuances during the year. We also issued one-year Benchmark Bills on a biweekly schedule during

2003 and 2002. Our issuances of Benchmark Bills totaled $519 billion, $420 billion, and $437 billion in 2003, 2002, and 2001, respectively.

Issuances of Benchmark Bonds® and Benchmark Notes totaled $79 billion, $89 billion, and $100 billion, respectively, during the same period. Benchmark Notes have maturities of one to ten years, and Benchmark Bonds have maturities of more than ten years. We reintroduced Fannie Mae’s Callable Benchmark Notes in June 2001 and issued $24 billion of these securities in 2003, $22 billion in 2002, and $10 billion in 2001.

•	Discount Notes and Other Debt Securities: We also issue other debt securities outside Fannie Mae’s Benchmark Securities program. These debt securities have various maturities, interest rates, and call provisions. We issue short-term debt securities called “Discount Notes” outside of our Benchmark Bills program. We sell discount notes at a market discount from the principal amount payable at maturity. They have maturities ranging from overnight to 360 days from the date of issuance and are available in minimum amounts of $1,000. We issued $1.410 trillion, $1.107 trillion, and $1.216 trillion of Discount Notes during 2003, 2002 and 2001, respectively. Outstanding discount notes increased to $138 billion at December 31, 2003 from $134 billion at year-end 2002. We also issue callable medium-term notes. Callable debt plays an important role in helping to manage prepayment risk inherent in our mortgage portfolio. We issued $229 billion, $133 billion, $108 billion of callable medium-term notes during 2003, 2002, and 2001, respectively.

•	Subordinated Debt: As part of our voluntary safety and soundness initiatives announced in October 2000, we began issuing Subordinated Benchmark Notes in the first quarter of 2001 on a periodic basis, which created a new class of fixed-income investments for investors under the Benchmark Securities program. We issued subordinated debt securities totaling $4.0 billion, $3.5 billion, and $5.0 billion during 2003, 2002 and 2001, respectively. Outstanding Subordinated Benchmark Notes totaled $12.5 billion at December 31, 2003, versus $8.5 billion at December 31, 2002. We met our voluntary initiative of issuing sufficient subordinated debt to bring the sum of total capital and outstanding subordinated debt to at least 4 percent of on-balance sheet assets, after providing adequate capital to support off-balance sheet MBS, by the end of 2003.

Total debt outstanding increased 13 percent to $962 billion from $851 billion at December 31, 2002. Table 19 shows a comparison of our debt issuances and repayments for 2003, 2002, and 2001, and the amount, cost, and term to repricing of total debt outstanding at the end of each year.

Table 19:	Short-Term and Long-Term Debt Activity

	2003	2002	2001

	(Dollars in millions)
Issued during the year:
Short-term:(1)
Amount	$2,238,408	$1,635,919	$1,756,691
Issue cost:(2)	1.07%	1.67%	3.69%
Long-term:(1)
Amount	$347,802	$238,467	$249,352
Issue cost:(2)	2.61%	3.78%	4.83%
Total issued:
Amount	$2,586,210	$1,874,386	$2,006,043
Issue cost:(2)(3)	1.43%	2.21%	3.97%
Repaid during the year:
Short-term:(1)
Amount	$2,196,201	$1,620,644	$1,691,240
Redemption cost:(2)	1.13%	1.84%	4.22%
Long-term:(1)
Amount	$278,816	$175,809	$196,610
Redemption cost:(2)	3.67%	4.85%	6.03%
Total repaid:
Amount	$2,475,017	$1,796,453	$1,887,850
Redemption cost:(2)(3)	1.55%	2.34%	4.47%
Outstanding at year-end:
Due within one year:
Net amount	$483,193	$382,412	$343,492
Cost at year end(2)	1.60%	1.95%	2.81%
Term to repricing (in months)	4	5	4
Due after one year:
Net amount	$478,539	$468,570	$419,975
Cost at year end(2)	4.55%	5.14%	5.52%
Term to repricing (in months)	68	67	70
Total debt:
Net amount	$961,732	$850,982	$763,467
Effective cost at year end(2)(3)	4.18%	4.81%	5.49%
Effective term to repricing (in months)(4)	58	58	66

(1)	“Short-term” refers to the face amount of debt issued with an original term of one year or less. “Long-term” refers to the face amount of debt issued with an original term greater than one year.

(2)	Cost for 2003 includes the amortization of discounts, premiums, issuance costs, and other deferred price adjustments. Cost prior to 2003 also includes the effect of debt swaps.

(3)	Effective cost includes the effect of derivatives instruments.

(4)	Effective term to repricing includes the effect of derivative instruments.

We took advantage of opportunities to repurchase $20 billion, $8 billion, and $9 billion of debt in 2003, 2002, and 2001, respectively, that was trading at historically wide spreads to other fixed-income securities. In addition, we continued to call significant amounts of debt in 2003 as a result of the sharp decline in interest rates that began in 2001. We called $246 billion in debt and interest rate swaps in 2003, compared with $174 billion in 2002, and $173 billion in 2001. We reissued much of this debt with short-term maturities in anticipation of the expected increase in mortgage liquidations. Table 20 summarizes our outstanding debt due within one year at the end of 2003, 2002, and 2001.

Table 20:	Outstanding Debt Due Within One Year

	2003

	December 31,		Average During Year
					Maximum
	Outstanding	Cost(1)	Outstanding	Cost(1)	Outstanding(2)

	(Dollars in millions)

Short-term notes	$327,967	1.11%	$320,987	1.21%	$351,793
Other short-term debt	16,943	1.09	14,939	.89	23,479
Current portion of long-term debt:(3)
Universal Standard debt	84,396	1.49
Universal Benchmark debt	53,464	4.95
Universal Retail debt	36	8.11
Other	387	4.95

Total due within one year	$483,193	1.60%

	2002

	December 31,		Average During Year

					Maximum
	Outstanding	Cost(1)	Outstanding	Cost(1)	Outstanding(2)

Short-term notes	$290,091	1.55%	$252,857	1.98%	$290,091
Other short-term debt	12,522	1.33	18,512	1.70	28,126
Current portion of long-term debt:(3)
Universal Standard debt	41,681	2.25
Universal Benchmark debt	37,376	4.89
Universal Retail debt	73	9.52
Other	669	3.24

Total due within one year	$382,412	1.95%

	2001

	December 31,		Average During Year
					Maximum
	Outstanding	Cost(1)	Outstanding	Cost(1)	Outstanding(2)

Short-term notes	$256,905	2.58%	$247,060	4.31%	$265,953
Other short-term debt	29,891	1.96	31,479	4.40	43,811
Current portion of long-term debt:(3)
Universal Standard debt	34,413	3.67
Universal Benchmark debt	21,987	5.31
Universal Retail debt	—	—
Other	296	4.96

Total due within one year	$343,492	2.81%

(1)	Cost in 2003 includes the amortization of discounts, premiums, issuance costs, and other deferred price adjustments. Cost prior to 2003 also includes the effect of debt swaps.

(2)	Maximum outstanding represents the highest month-end outstanding balance during the year.

(3)	Long-term debt represents debt issued with an original term greater than one year. Since this amount only reflects the current portion of long-term debt outstanding, reporting the average or maximum outstanding amount does not provide meaningful information on total long-term debt activity for the year. For additional information on long-term debt, refer to “Borrowing Due After One Year” in Note 6 of our financial statements.

Derivative Instruments

Why We Use Derivatives

Derivatives are important in helping us to manage interest rate risk and supplement our issuance of debt in the capital markets. We are an end user of derivatives and do not take speculative positions with derivatives or any other financial instrument. We only use derivatives that are highly liquid and relatively easy to value. We have stringent derivative transaction policies and controls to minimize our derivative counterparty risk.

We use derivatives for three primary purposes:

(1) As a substitute for notes and bonds we issue in the debt markets.

When we purchase mortgages, we fund the purchase with a combination of equity and debt. The debt we issue is a mix that typically consists of short-and long-term, noncallable debt and callable debt. The varied maturities and flexibility of these debt combinations help us in reducing the mismatch of cash flows between assets and liabilities.

We can use a mix of debt issuances and derivatives to achieve the same duration matching that would be achieved by issuing only debt securities. The primary types of derivatives used for this purpose include pay-fixed and receive-fixed interest rate swaps (used as substitutes for noncallable debt) and pay-fixed and receive-fixed swaptions (used as substitutes for callable debt).

Table 21 gives an example of equivalent funding alternatives for a mortgage purchase with funding derived solely from debt securities versus funding with a blend of debt securities and derivatives. As illustrated by Table 21, we can achieve similar economic results by funding our mortgage purchases with either debt securities or a combination of debt securities and derivatives, as follows:

•	Rather than issuing a 10-year noncallable fixed-rate note, we could issue short-term debt and enter into a 10-year interest rate swap with a highly rated counterparty. The derivative counterparty would pay a floating rate of interest to us on the swap that we would use to pay the interest expense on the short-term debt, which we would continue to reissue. We would pay the counterparty a fixed rate of interest on the swap, thus achieving the economics of a 10-year fixed-rate note issue. The combination of the pay-fixed interest rate swap and short-term debt serves as a substitute for noncallable fixed-rate debt.

•	Similarly, instead of issuing a 10-year fixed-rate note callable after three years, we could issue a 10-year fixed-rate note and enter into a receive-fixed swaption that would have the same economics as a 10-year callable note. If we want to call the debt after three years, the swaption would give us the option to enter into a swap agreement where we would receive a fixed rate of interest from the derivative counterparty over the remaining 7-year period that would offset the fixed-rate interest payments on the long-term debt. The combination of the receive-fixed swaption and 10-year noncallable note serves as a substitute for callable debt.

Table 21:	Equivalent Debt and Derivative Funding

Fund With:(1)

Debt Securities		Debt Securities and Derivatives

Type of Debt	Percentage	Type of Debt	Percentage

Short-term debt	10%	Short-term debt	10%
3-year noncallable debt	15	3-year noncallable debt	15
10-year noncallable debt	25	Short-term debt plus 10-year swap	25
10-year callable in 3 years	50	10-year noncallable debt plus receive-fixed swaption	50

	100%		100%

(1)	This example indicates the possible funding mix and does not represent how an actual purchase would necessarily be funded.

(2)	To achieve risk management objectives not obtainable with debt market securities.

We sometimes have risk management objectives that cannot be fully accomplished by securities generally available in the debt markets. For example, we may prefer a higher percentage of short-term debt in our liability structure to hedge against declining interest rates. This structure, however, exposes us to greater risk if interest rates rise. A solution that helps minimize this risk is to issue short-term discount notes and simultaneously purchase interest rate caps. The issuance of the short-term discount notes allows us to reduce our debt expense as rates decline, while the interest rate cap limits our exposure to an increase in rates beyond a certain point.

As another example, we can use the derivative markets to purchase swaptions to add features to our debt not obtainable in the debt markets. The options embedded in our callable debt generally are considered “at-the-money” given that the debt is callable at par. We can change the structure of our callable debt by purchasing swaptions with strike prices that are out of the money. We can also use forward starting pay-fixed interest rate swaps to simulate fixed-rate debt beginning at a date later than what is available through cash issuance.

(3) To quickly and efficiently rebalance our portfolio.

We seek to keep our assets and liabilities matched within a duration tolerance of plus or minus six months. When interest rates are volatile, we often need to lengthen or shorten the average duration of our liabilities to keep them closely matched with our mortgage durations, which change as expected mortgage prepayments change.

While we have a number of rebalancing tools available to us, it is often most efficient for us to rebalance our portfolio by adding new derivatives or by terminating existing derivative positions. For example, when interest rates fall and mortgage durations shorten, we can shorten the duration of our debt by entering into receive-fixed interest rate swaps that convert longer-duration, fixed-term debt into shorter-duration, floating-rate debt or by terminating existing pay-fixed interest rate swaps. This use of derivatives helps increase our funding flexibility while maintaining our low risk tolerance.

The types of derivative instruments we use most often to rebalance our portfolio include receive-fixed interest rate swaps and pay-fixed interest rate swaps. The increased volatility in interest rates combined with our adoption of a tighter tolerance range within which to manage our interest rate risk caused us to rebalance our portfolio more frequently and by larger amounts during 2003. As a result, we significantly increased our use of receive-fixed and pay-fixed interest rate swaps during 2003 as shown by the increase in the notional balance of these derivatives in Table 23.

In addition to our three primary uses of derivatives, we may also use derivatives for the following purposes:

(4) To hedge against fluctuations in interest rates on planned debt issuance.

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

(5) To hedge foreign currency exposure.

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

Types of Derivatives We Use

Table 22 summarizes the specific derivative instruments we use, the typical hedging purpose, and how the derivative transforms our debt.

Table 22:	Primary Types of Derivatives Used

Debt Transformation Effect

Purpose of the Hedge
Hedging Instrument	Transaction (see above)	From	To

Pay-fixed, receive-variable interest-rate swap	(1), (3), (4)	Variable rate	Fixed rate

Receive-fixed, pay-variable interest-rate swap	(1), (3), (4)	Fixed rate	Variable rate

Basis swap or spread-lock	(1) and (2)	Variable rate	Variable rate

Caps	(2)	Nonoption-protected variable rate	Option-protected variable rate

Pay-fixed swaption	(1), (2), (3)	Nonoption-protected variable rate	Option-protected variable rate

Receive-fixed swaption	(1), (2), (3)	Noncallable fixed rate	Callable fixed rate

Forward starting fixed-rate swaps	(2) and (3)	Variable rate	Fixed rate

Foreign currency swaps	(5)	Foreign denominated debt	Dollar denominated debt

As shown in Table 22, we use only the most straightforward types of derivatives, primarily to supplement our issuance of debt, add risk management features not obtainable in the debt market, and quickly and efficiently rebalance our portfolio. The derivations we use are priced in deep and liquid markets and are therefore relatively easy to value and evaluate. Our derivatives fall into three broad categories.

Interest rate swaps: An interest rate swap is a transaction between two parties in which each agrees to exchange payments tied to different interest rates or indices for a specified period of time, generally based on a notional amount of principal. The types of interest rate swaps we use include:

•	Pay-fixed, receive floating—an agreement whereby we pay a predetermined fixed rate of interest based upon a set notional amount and receive a variable interest payment based upon a stated index, with the index resetting at regular intervals over a specified period of time.

•	Receive-fixed, pay floating—an agreement whereby we make a variable interest payment based upon a stated index, with the index resetting at regular intervals, and receive a predetermined fixed rate of interest based upon a set notional amount and over a specified period of time.

•	Basis swap—an agreement that provides for the exchange of variable payments that have maturities similar to hedged debt but are based on different underlying interest rate index rates.

Options on interest rate swaps (or “swaptions”): These contracts give us the option to enter into pay-fixed, receive floating or receive-fixed, pay floating interest rate swaps in the future. We primarily use these instruments to simulate the economics of callable debt or minimize the risk from variable debt in a rising interest rate environment.

•	Pay-fixed swaptions—an option that allows us to enter into a pay-fixed, receive variable interest rate swap at some point in the future. This protects us from the risk of higher interest rates on variable rate debt.

•	Receive-fixed swaptions—an option that allows us to enter into a receive-fixed, pay variable interest rate swap at some point into the future and protects us from the risk of declining interest rates on existing fixed-rate debt.

Other: Other derivative instruments we may use include interest rate caps and foreign currency swaps that are discussed above.

Summary of 2003 Derivative Activity

Table 23 shows the additions and maturities of derivatives by type during 2003, along with the stated maturities of derivatives outstanding at December 31, 2003. Table 23 does not include mortgage commitments that are accounted for as derivatives. We discuss our mortgage commitments in the mortgage portfolio section of “MD&A—Portfolio Investment Business Operations— Investments— Mortgage Commitments.”

Table 23:    Activity and Maturity Date for Derivative Instruments(1)

	Pay-Fixed/
	Receive-Variable Swaps(3)
				Receive-Fixed/			Forward
		Pay	Receive	Pay-Variable	Basis	Caps and	Starting
	Amount	Rate(4)	Rate(4)	Swaps	Swaps	Swaptions	Swaps	Other(5)	Total

	(Dollars in millions)
Notional Amounts:(2)
Notional balance at January 1, 2003	$168,512	6.07%	1.67%	$52,370	$25,525	$397,868	$8,200	$4,120	$656,595
Additions	224,620	3.70	1.19	221,573	37,290	202,556	108,395	6,239	800,673
Maturities(6)	58,030	4.63	1.22	71,464	30,555	164,899	86,120	5,604	416,672

Notional balance at December 31, 2003	$335,102	4.73%	1.17%	$202,479	$32,260	$435,525	$30,475	$4,755	$1,040,596

Future Maturities of Notional Amounts:(7)
2004	$15,000	5.58%	1.15%	$63,450	$20,825	$77,720	$9,875	$1,176	$188,046
2005	24,965	3.53	1.16	18,035	10,550	93,550	12,950	39	160,089
2006	21,705	4.29	1.16	22,500	330	25,200	4,850	—	74,585
2007	16,170	5.15	1.16	32,735	—	14,000	1,400	1,952	66,257
2008	88,450	3.56	1.17	17,100	50	25,750	—	823	132,173
Thereafter	168,812	5.49	1.17	48,659	505	199,305	1,400	765	419,446

Total	$335,102	4.73%	1.17%	$202,479	$32,260	$435,525	$30,475	$4,755	$1,040,596

(1)	Excludes mortgage commitments accounted for as derivatives under FAS 149.

(2)	Dollars represent notional amounts that indicate only the amount on which payments are being calculated and do not represent the amount at risk of loss.

(3)	Notional amounts include callable swaps of $32 billion with weighted-average pay rates of 6.79 percent and weighted-average receive rates of 1.18 percent at December 31, 2003.

(4)	The weighted-average interest rate payable and receivable is as of the date indicated. The interest rates of the swaps may be variable rate, so these rates may change as prevailing interest rates change.

(5)	Includes foreign currency swaps, futures contracts, and other derivative instruments that provide a hedge against interest rate fluctuations. Derivatives that served as economic hedges but did not meet the criteria for hedge accounting under FAS 133 totaled $43 million at December 31, 2003.

(6)	Includes matured, called, exercised, and terminated amounts.

(7)	Based on stated maturities. Assumes that variable interest rates remain constant at December 31, 2003 levels.

During 2003 we increased the outstanding notional balance of derivatives by $384 billion to $1,041 billion at December 31, 2003, primarily as a result of significant rebalancing activity during the year in response to the effects of extreme interest rate volatility and our adoption of tighter risk tolerances. With record low interest rates during the early part of 2003 triggering record prepayments, we reduced our duration gap by actively rebalancing our portfolio primarily by terminating existing interest rate swaps and entering into new receive-fixed interest rate swaps. As interest rates increased during the second half of the year and expected prepayments slowed, we began to extend the duration of our liabilities primarily through the use of pay-fixed interest rate swaps. In addition, as our portfolio expanded, we purchased more caps and swaptions to help offset the increased prepayment option risk resulting from our new mortgage purchases.

At June 30, 2003, the estimated total notional balance of the global derivatives market was $208 trillion based on combined data from the Bank for International Settlements for over-the-counter derivatives and published figures for exchange-traded derivatives. The outstanding notional principal balance of Fannie Mae’s derivative contracts totaled $1,041 billion at December 31, 2003, representing approximately .5 percent of the total estimated derivatives market as of June 30, 2003.

Effect of Derivatives on Our Debt Securities

We use derivatives to change the term, cost, or optionality of our debt. Table 24 reconciles the redemption amounts of variable and fixed rate debt before and after the use of derivatives at December 31, 2003 and shows how each derivative instrument transforms the characteristics of our debt from one category to another.

Table 24:    Effect of Derivatives on Outstanding Debt

		Effect of Derivatives on Outstanding Debt(2)

	Outstanding	Pay-Fixed/				Pay-Fixed/	Receive-			Effective
	Debt(1)	Receive	Receive-Fixed/			Receive	Fixed/ Pay		Total	Debt
	December 31,	Variable	Pay Variable	Basis		Variable	Variable		Derivative	December 31,
	2003	Swaps	Swaps	Swaps	Caps	Swaptions	Swaptions	Other(5)	Effect	2003

	(Dollars in millions)
Variable-rate debt:(3)
With options	$4,262	$—	$—	$(935)	$130,350	$163,980	$—	$—	$293,395	$297,657
Without options	393,944	(335,102)	195,041	935	(130,350)	(163,980)	—	—	(433,456)	(39,512)

Total variable-rate	398,206	(335,102)	195,041	—	—	—	—	—	(140,061)	258,145

Fixed-rate debt:(4)
With options	236,882	31,585	(61,267)	—	—	—	141,195	—	111,513	348,395
Without options	321,069	303,517	(133,774)	—	—	—	(141,195)	—	28,548	349,617

Total fixed-rate	557,951	335,102	(195,041)	—	—	—	—	—	140,061	698,012

Total debt	$956,157	$—	$—	$—	$—	$—	$—	$—	$—	$956,157

Total debt:
With options	$241,144	$31,585	$(61,267)	$(935)	$130,350	$163,980	$141,195	$—	$404,908	$646,052
Without options	715,013	(31,585)	61,267	935	(130,350)	(163,980)	(141,195)	—	(404,908)	310,105

Total debt	$956,157	$—	$—	$—	$—	$—	$—	$—	$—	$956,157

Option-based debt as percentage of net mortgage portfolio	27%									72%
Outstanding derivatives:
That affect debt classification		$335,102	$195,041	$935	$130,350	$163,980	$141,195	—	$966,603
That do not affect debt classification		—	7,438	31,325	—	—	—	35,230	73,993

Total outstanding derivatives		$335,102	$202,479	$32,260	$130,350	$163,980	$141,195	$35,230	$1,040,596

(1)	Outstanding debt amount represents the redemption value, which excludes the effects of currency adjustments, debt basis adjustments, and amortization of premiums, discounts, issuance costs, and hedging results.

(2)	Derivative amounts reflect the notional balance on which underlying interest payments are calculated and do not represent our risk of loss.

(3)	Variable rate debt reflects the amount of debt scheduled to reprice in one year or less.

(4)	Fixed rate debt reflects the amount of debt scheduled to reprice after one year.

(5)	Includes forward starting swaps, foreign currency swaps, futures contracts, and other derivative instruments that provide a hedge against interest rate fluctuations.

Table 25 categorizes our outstanding debt between variable rate and fixed rate and compares the outstanding redemption amount, weighted average maturity, and cost of our variable rate and fixed rate debt after considering the effect of derivatives at December 31, 2003 and 2002. The redemption amount total presented in Tables 24 and 25 differs from the total debt reported in our balance sheet and in Table 19 because it excludes the effects of currency adjustments, debt basis adjustments, and amortization of premiums, discounts, issuance costs, and hedging results.

Table 25:    Variable Rate and Fixed Rate Effective Debt

	December 31,

	2003	2002

	(Dollars in millions)
Outstanding:
Variable rate debt:(1)
Redemption amount(3)	$258,145	$192,702
Effective cost at year end	1.25%	1.52%
Effective term to repricing (in months)	3	3
Percent of total debt outstanding	27%	23%
Fixed rate debt(2)
Redemption amount(3)	$698,012	$651,827
Effective cost at year end	5.26%	5.48%
Effective term to repricing (in months)	78	75
Percent of total debt outstanding	73%	77%
Total:
Redemption amount(3)	$956,157	$844,529
Effective cost at year end	4.18%	4.81%
Effective term to repricing (in months)	58	58

(1)	Variable rate debt reflects the amount of debt scheduled to reprice in one year or less, taking into consideration the effect of derivative instruments.

(2)	Fixed rate debt reflects the amount of debt scheduled to reprice after one year, taking into consideration the effect of derivative instruments.

(3)	Redemption amount excludes the effect of amortization of discounts, premiums, issuance costs, and hedging results.

Table 26 reconciles total debt based on the redemption amount to the unamortized book value amount reported in our balance sheet.

Table 26:    Reconciliation of Redemption Debt Amount to Total Reported Debt

	December 31,

	2003	2002

	(Dollars in millions)
Redemption debt amount	$956,157	$844,529
FAS 133 and other basis adjustments(1)	7,584	8,735
Other debt adjustments(2)	(2,009)	(2,282)

Total reported debt(3)	$961,732	$850,982

(1)	FAS 133 and other basis adjustments include changes in market value of fair value hedges of our debt and adjustment for foreign currency translation.

(2)	Other debt adjustments include amortization of discounts, premiums, issuance costs, and hedging results.

(3)	Represents total debt reported on Fannie Mae’s balance sheet. Amount is based on unamortized book value, which includes the effect of currency adjustments, debt basis adjustments, and amortization of discounts, premiums, issuance costs, and hedging results.

Our use of derivatives had the following impact on Fannie Mae’s debt portfolio:

•	Interest rate swaps lengthened the weighted-average final maturity of our outstanding debt by 22 months at December 31, 2003, up from 20 months at December 31, 2002.

•	Pay-fixed interest rate swaps helped reduce our variable rate debt from $398 billion to $258 billion at December 31, 2003. Most of our variable rate debt has options associated with it to protect us against increases in interest rates.

•	Without the use of derivatives, the percent of option-based debt financing our mortgage portfolio would have been only 27 percent of debt at December 31, 2003. With derivatives, we increased the percentage of option-based debt financing our mortgage portfolio to 72 percent. At the end of 2002, 75 percent of the debt financing our mortgage portfolio had option protection. Our goal is to maintain the ratio of debt options to prepayment options on new mortgage portfolio business within a range of 50 to 60 percent. The characteristics of our debt options will vary based on our risk management needs and will cause the percentage of the option-based debt financing our mortgage portfolio to change over time.

Credit Exposure from Derivatives

The primary credit exposure that we have on a derivative transaction is that a counterparty might default on payments due, which could result in having to acquire a replacement derivative from a different counterparty at a higher cost. Although notional amount is a commonly used measure of volume in the derivatives market, it is not a meaningful measure of market or credit risk since derivative counterparties do not exchange the notional amount except in the case of foreign currency swaps. Counterparties use the notional amounts of derivative instruments to calculate contractual cash flows to be exchanged. However, the notional amount is significantly greater than the potential market or credit loss that could result from such transactions. The fair value of derivatives in a gain position is a more meaningful measure of our current market exposure on derivatives. We estimate the fair value of derivatives by calculating our exposure to counterparty default after offsetting legally enforceable arrangements, such as master netting agreements. The fair value of derivatives in a gain position net of the value of any collateral held represents the actual credit risk of our derivative contracts.

We believe the risk of loss on Fannie Mae’s derivatives book is low for three primary reasons: (1) our stringent counterparty eligibility standards, (2) our conservative collateral policy, which has provisions requiring collateral on our derivative contracts in gain positions, and (3) our intensive exposure monitoring and management.

Fannie Mae has never experienced a loss on a derivative transaction due to credit default by a counterparty. We manage derivative counterparty credit risk by contracting only with experienced counterparties that have high credit ratings. We initiate derivative contracts only with counterparties rated A or better. Our counterparties consist of large banks, broker-dealers, and other financial institutions that have a significant presence in the derivatives market, most of which are based in the United States. Because of the very high credit quality of our counterparties, the credit risk on our derivative transactions is low. As an additional precaution, we have a conservative collateral management policy with provisions for requiring collateral on certain derivative contracts in gain positions.

We estimate exposure to credit loss on derivative instruments by calculating the replacement cost, on a present value basis, to settle at current market prices all outstanding derivative contracts in a gain position. We enter into master agreements that provide for netting of amounts due to us and amounts due to counterparties under those agreements. New York law governs all of our master derivatives agreements. We monitor credit exposure on our derivatives daily by valuing them using internal pricing models and dealer quotes. We make collateral calls daily based on the results of our internal models and dealer quotes. Table 27 shows the credit exposure on our outstanding derivatives at December 31, 2003 and 2002 by maturity and counterparty credit ratings based on these maturities.

Table 27:    Credit Loss Exposure of Derivative Instruments

	December 31, 2003				December 31, 2002

	Credit Rating				Credit Rating

	AAA	AA	A	Total	AAA	AA	A	BBB	Total

	(Dollars in millions)
Credit loss exposure:(1)
Less than 1 year	$—	$91	$64	$155	$—	$69	$6	$—	$75
1 to 5 years	—	1,261	290	1,551	—	486	116	—	602
Over 5 years	37	2,586	3,335	5,958	21	1,334	2,328	—	3,683

Subtotal	37	3,938	3,689	7,664	21	1,889	2,450	—	4,360
Maturity distribution netting(2)	(20)	(369)	(146)	(535)	(21)	(368)	(670)	—	(1,059)

Exposure	17	3,569	3,543	7,129	—	1,521	1,780	—	3,301
Collateral held(3)	—	3,184	3,431	6,615	—	1,382	1,722	—	3,104

Exposure net of collateral	$17	$385	$112	$514	$—	$139	$58	$—	$197

Additional information:
Notional amount(4)	$1,807	$491,386	$547,403	$1,040,596	$21,045	$316,813	$318,487	$250	$656,595
Number of counterparties	3	12	8	23	2	11	7	1	21

(1)	Represents the exposure to credit loss on derivative instruments, which is estimated by calculating the cost, on a present value basis, to replace all outstanding contracts in a gain position. Reported on a net-by-counterparty basis where a legal right of offset exists under an enforceable master settlement agreement. Derivative gains and losses with the same counterparty in the same maturity category are presented net within the maturity category.

(2)	Represents impact of netting of derivatives in a gain position and derivatives in a loss position for the same counterparty across maturity categories.

(3)	We held collateral of $6.615 billion and $3.104 billion on our derivative contracts at December 31, 2003 and 2002, respectively. We posted collateral of $151 million related to our counterparties’ credit exposure to Fannie Mae at December 31, 2003.

(4)	Reflects notional amounts, which only indicates the amount on which payments are being calculated and does not represent the amount at risk of loss.

Our derivative credit exposure, after consideration of the value of collateral held, was $514 million at December 31, 2003, compared with $197 million at December 31, 2002. We expect the credit exposure on derivative contracts to fluctuate with changes in interest rates, implied volatility, and the collateral thresholds of the counterparties. Assuming the highly unlikely event that all of our derivative counterparties to which Fannie Mae was exposed at December 31, 2003 were to default simultaneously, it would have cost an estimated $514 million to replace the economic value of those contracts. This replacement cost represents less than 5 percent of our reported 2003 pre-tax net income.

At December 31, 2003, the $1,041 billion outstanding notional amount of Fannie Mae’s derivatives was with counterparties rated A or better both by S&P and Moody’s. To reduce our credit risk concentration, we diversified our derivative instruments among 23 and 21 counterparties at year-end 2003 and 2002, respectively. Of the 23 counterparties at December 31, 2003, 7 counterparties accounted for approximately 74 percent of the total outstanding notional amount, and each of these 7 counterparties ranged between 6 percent and 16 percent of the total outstanding notional amount. Each of the remaining counterparties accounted for less than five percent of the total outstanding notional amount at December 31, 2003. In comparison, eight counterparties with credit ratings of A or better accounted for approximately 76 percent of the total notional outstanding amount of derivative transactions at December 31, 2002.

At December 31, 2003 and 2002, all of our exposure on derivatives, before consideration of collateral held, was with counterparties rated A or better by S&P and Moody’s. Five counterparties with credit ratings of A or better accounted for approximately 87 percent of our $7.129 billion exposure on derivatives before consideration of collateral held at December 31, 2003, and five counterparties accounted for approximately 92 percent of our $3.301 billion exposure at December 31, 2002.

At December 31, 2003 and 2002, seventy-one percent of our net exposure after consideration of collateral held of $514 million and $197 million, respectively, was with six counterparties rated AA or better by S&P and Aa or better by Moody’s. The percentage of our net exposure at December 31, 2003 with the six counterparties ranged from 7 to 21 percent, or $38 million to $107 million.

We mitigate our net exposure on derivative transactions through a collateral management policy, which consists of four primary components: (1) minimum collateral thresholds; (2) collateral valuation percentages; (3) overcollateralization based on rating downgrades; and (4) daily monitoring procedures.

•	Minimum Collateral Thresholds

Fannie Mae and our derivative counterparties are obligated to post collateral when exposure to credit losses exceeds agreed-upon thresholds that are based on respective credit ratings. Our derivative contracts indicate the required collateral amount based on respective credit ratings and level of credit exposure. The amount of collateral generally must equal the excess of exposure over the threshold amount. Table 28 presents the general ratings-based collateral thresholds.

Table 28:    Fannie Mae Ratings-Based Collateral Thresholds

Credit Rating

S&P	Moody’s	Exposure Threshold

		(Dollars in millions)
AAA	Aaa	Mutually agreed on
AA+	Aa1	$100
AA	Aa2	50
AA-	Aa3	50
A+	A1	25
A	A2	10
A- or below	A3 or below	0	(see Table 29)

•	Collateral Valuation Percentages

We require counterparties to post specific types of collateral to meet their collateral requirements. The collateral posted by our counterparties at December 31, 2003 and 2002 was principally in the form of cash or U.S. Treasury securities with a small amount of agency MBS. We assign each type of collateral a specific valuation percentage based on its relative risk. For example, cash receives a 100 percent valuation, while certain U.S. Treasury instruments may receive only a 98 percent valuation percentage. In cases where the valuation percentage for a certain type of collateral is less than 100 percent, we require counterparties to post an additional amount of collateral to meet their requirements.

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

Table 29:    Fannie Mae Standard Collateral Valuation Percentages

Additional
Percentage
of Collateral
Credit Rating	to be Posted

A/ A2 or above	0%
A-/ A3 to BBB+/ Baa1	10
BBB/ Baa2 or below	25

•	Frequent Monitoring Procedures

We mark our collateral positions daily for each counterparty against exposure using both internal and external pricing models and compare these calculations to the counterparties’ valuations. For certain types of option transactions, there can be reasonable differences between the valuation generated from Fannie Mae’s model and our counterparty’s model. We therefore calculate a reasonable range of values, or model bands, to determine an acceptable model variance limit. We work closely with each counterparty to compare our derivative marks based on our respective models. We evaluate any additional exposure to a counterparty beyond our model tolerance level based on our corporate credit policy framework for managing counterparty risk, which is discussed further in “MD&A— Credit Guaranty Business Operations— Credit Risk Management— Institutional Counterparty Credit Risk.”

Both Fannie Mae and our derivative counterparties transfer collateral within two business days based on the agreed-upon valuation. We also monitor aggregate exposure across all counterparties on a daily basis. Pursuant to Fannie Mae’s collateral agreements we reserve the right to value exposure and collateral adequacy at any time. A New York-based third-party custodian holds all of the collateral posted to Fannie Mae and monitors the value on a daily basis.

Accounting for Derivatives

Under FAS 133, we recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. Subject to certain qualifying conditions, we may designate a derivative as either a hedge of the cash flows of a variable-rate instrument or anticipated transaction (cash flow hedge) or a hedge of the fair value of a fixed-rate instrument (fair value hedge). For a derivative qualifying as a cash flow hedge, we report fair value gains or losses in a separate component of accumulated other comprehensive income (“AOCI”), net of deferred taxes, in stockholders’ equity to the extent the hedge is effective. We recognize these fair value gains or losses in earnings during the period(s) in which the hedged item affects earnings. For a derivative qualifying as a fair value hedge, we report fair value gains or losses on the derivative in earnings along with fair value gains or losses on the hedged item attributable to the risk being hedged. For a derivative not qualifying as a hedge, or components of a derivative that are excluded from any hedge effectiveness assessment, we report fair value gains and losses in earnings.

Table 30 shows the notional amounts and fair values of our derivatives by type as of December 31, 2003 and 2002 based on the hedge classification. This table does not include mortgage commitments that are accounted for as derivatives. We discuss the accounting for our mortgage commitments in the mortgage portfolio section in “MD&A— Portfolio Investment Business Operations— Investments— Mortgage Commitments.”

Table 30:    Notional and Fair Value of Derivatives by Hedge Designation(1)

	December 31, 2003		December 31, 2002

	Notional	Net	Notional	Net
	Amounts	Values(2)	Amounts	Values(2)

	(Dollars in millions)
Cash flow hedges:
Pay-fixed swaps	$300,536	$(11,400)	$152,157	$(17,178)
Receive-fixed swaps	148,923	1,510	22,734	1,233
Basis swaps	32,260	(2)	25,525	4
Caps and swaptions(3)	358,551	2,361	303,118	931
Forward starting swaps	30,475	(193)	8,200	(854)
Other(4)	854	12	1,004	11

	871,599	(7,712)	512,738	(15,853)

Fair value hedges:
Pay-fixed swaps	34,566	(529)	16,355	(715)
Receive-fixed swaps	53,556	1,894	29,636	2,777
Receive-fixed swaptions	76,974	4,429	94,750	6,478
Other(4)	3,858	412	3,016	(143)

	168,954	6,206	143,757	8,397

Purchased options time value(3)	—	8,139	—	5,425
Other(4)	43	—	100	—

Total	$1,040,596	$6,633	$656,595	$(2,031)

(1)	Excludes mortgage commitments accounted for as derivatives under FAS 149.

(2)	Based on end of period values, estimated by calculating the cost, on a net present value basis, to settle at current market rates all outstanding derivative contracts.

(3)	The net value presented for caps and swaptions reflects only the intrinsic value. The time value is presented separately because we exclude the time value of purchased options from our assessment of hedge effectiveness under FAS 133 and record changes in the fair value of the time value of purchased options in earnings.

(4)	Includes foreign currency swaps, futures contracts, and other derivative instruments that provide a hedge against interest rate fluctuations.

The fair value of our derivatives is affected by changes in the level of interest rates and implied market volatility, together with activity in the derivatives book, which includes additions of new derivative contracts and the maturity or termination of existing contracts. The fair value of our derivatives increased to $6.633 billion at December 31, 2003, from negative $2.031 billion at December 31, 2002 and negative $4.115 billion at December 31, 2001. While we had a net positive value in our overall derivatives book at December 31, 2003, we had a net negative value on those derivatives designated as cash flow hedges. Cash flow hedges consist primarily of pay-fixed swaps that are used to create effective fixed rate debt, and generally show market value losses when interest rates fall. Fair value hedges consist largely of receive-fixed swaps and swaptions that typically increase in value as interest rates fall.

Under FAS 133 we are required to record the fair value gains and losses on derivatives designated as cash flow hedges in the AOCI component of stockholders’ equity. Gains and losses on derivatives designated as fair value hedges and purchased options time value are not included in AOCI.

Table 31 shows amounts recorded in AOCI from January 1, 2001 through December 31, 2003 related to derivative instruments accounted for as cash flow hedges, together with the balance in AOCI attributable to open cash flow hedges and terminated or discontinued cash flow hedges.

Table 31:    AOCI Amounts Related to Derivatives(1)

	December 31,

	2003	2002	2001

	(Dollars in millions)
Impact on AOCI (net of taxes):
Balance at January 1	$(16,251)	$(7,359)	$(3,972)
Losses on cash flow hedges related to derivatives, net	(1,326)	(14,274)	(5,530)
Reclassifications to earnings, net	5,385	5,382	2,143

Balance at December 31.	$(12,192)	$(16,251)	$(7,359)

AOCI balance (net of taxes) related to:
Open hedges	$(5,334)	$(10,488)	$(5,670)
Closed hedges	(6,858)	(5,763)	(1,689)

	$(12,192)	$(16,251)	$(7,359)

(1)	Excludes mortgage commitments accounted for as derivatives under FAS 149.

We may from time to time terminate, discontinue, or change the designation of the hedging relationship for certain derivative instruments as a result of interest rate risk management activities. Our interest rate risk management actions are driven by the economics of the transaction and the market environment that exists at that time and not by the hedge accounting designations.

Many derivative transactions can have similar economics but different accounting effects on realized and unrealized AOCI. For example, entering into a new receive-fixed swap is economically equivalent to terminating a pay-fixed swap, but the accounting on these transactions can be quite different. A receive-fixed swap recorded as a fair value hedge of fixed-rate debt has no effect at all on AOCI. On the other hand, a receive-fixed swap recorded as a cash flow hedge of part of a pay-fixed swap is recorded in AOCI as an open hedge. And when we terminate or close a cash flow hedge and discontinue hedge accounting prospectively, we transfer the corresponding market value of the derivative into the closed hedge category of AOCI.

Both realized and unrealized AOCI are amortized into net interest income over the same period in which the original hedged item affects earnings. In the case of a cash flow hedge, the original hedged item is generally the repricing of variable rate debt in the future. The deferred hedge results therefore are recognized in net interest income together with the variable rate debt expense.

Of the $12.192 billion net after-tax losses in AOCI at December 31, 2003 related to derivative cash flow hedges, $5.334 billion is attributable to unrealized losses on open hedges while $6.858 billion is attributable to realized losses on cash flow hedges that have been either terminated or discontinued. In comparison, we had net losses of $16.251 billion in AOCI at December 31, 2002 related to cash flow hedges, with $10.488 billion attributable to open hedges and $5.763 billion attributable to closed hedges. At December 31, 2001, we had net losses of $7.359 billion in AOCI related to cash flow hedges, with $5.670 billion attributable to open hedges and $1.689 billion attributable to closed hedges.

Gains and losses on open hedges can fluctuate significantly from period to period due to changes in interest rates and market volatility. Fluctuations in interest rates and market volatility, however, have no impact on the amounts recorded in AOCI related to terminated or discontinued hedges. The increases in AOCI attributable to closed hedges during 2003 and 2002 were driven largely by mortgage portfolio rebalancing activities that included terminating pay-fixed swaps in order to reduce the portfolio’s interest rate risk exposure.

Hedge results from both open and closed hedges are amortized out of AOCI and into earnings as a component of interest expense. Assuming market expectations of interest rates and market volatility, we would amortize into earnings over the next 12 months an estimated $4.4 billion, net of tax, related to open hedges. Actual amortization results will be based on market rates and volatility during the year and likely will differ from this estimate. During 2003, we amortized $4.5 billion ($6.9 billion pre-tax) related to open cash flow hedges from AOCI into earnings as a component of our reported pre-tax interest expense of $37.4 billion. The expense related to open cash flow hedges in combination with the expense from the associated variable rate debt equals the cost of our effective fixed rate debt.

Over the next 12 months, we also expect to amortize into earnings as a component of interest expense an estimated $1.5 billion, net of tax, of the $6.9 billion related to realized losses on closed cash flow hedges as of December 31, 2003. The amortization of these hedge results will be a component of interest expense, together with the ongoing expense from the hedged item. During 2003, we amortized into interest expense $.9 billion ($1.4 billion pre-tax) of the $5.8 billion in losses related to closed cash flow hedges as of December 31, 2002. Over time, all of our closed hedge results, and open hedge results not otherwise extinguished by changes in interest rates, will be reflected in earnings through interest expense.

We provide additional detail on our accounting for derivatives in the “Notes to Financial Statements— Note 14, Derivative Instruments and Hedging Activities.”

Interest Rate Risk Management

Interest Rate Risk

Interest rate risk is the risk of loss to future earnings or long-term value that may result from changes in interest rates. Our interest rate risk is concentrated primarily in our mortgage portfolio where nearly 90 percent of our mortgages are intermediate-term or long-term fixed-rate loans that borrowers have the option to prepay at any time without penalty. We are exposed to interest rate risk because the cash flows of our mortgage assets and the liabilities that fund them are not perfectly matched through time and across all possible interest rate scenarios. The cash flows from our mortgage assets are highly sensitive to changes in interest rates because of the borrower’s prepayment option. As interest rates decrease, borrowers are more likely to refinance fixed-rate mortgages, resulting in increased prepayments and mortgage cash flows that are received earlier than expected. Replacing the higher-rate loans that prepay with lower-rate loans has the potential of reducing our interest spread unless we are able to also reduce our debt cost. Conversely, an increase in interest rates may result in slower than expected prepayments and mortgage cash flows that are received later than expected. In this case, we have the risk that our debt may reprice faster than our mortgage assets and at a higher cost, which could also reduce our interest spread.

The objective of our interest rate risk management process is to maintain long-term value through a low variability of future earnings due to changes in interest rates, while preserving stable earnings growth and a competitive return on equity over time. The following discussion highlights the strategies our Portfolio Investment business uses to manage interest rate risk.

Interest Rate Risk Management Process

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

Fannie Mae’s overall objective in managing interest rate risk is to deliver consistent core net interest income growth and target returns on capital over a wide range of interest rate environments. Central elements of our approach to managing interest rate risk include: (1) funding assets by issuing liabilities that have similar cash flow patterns through time and in different interest rate environments, (2) regularly assessing the portfolio’s exposure to changes in interest rates using a diverse set of analyses and measures, and (3) setting parameters for rebalancing actions to help attain corporate objectives.

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

Interest Rate Risk Measurement

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

Net interest income at risk is our primary ongoing business measure of interest rate risk. Net interest income at risk measures the projected impact of changes in the level of interest rates and the shape of the yield curve on the mortgage portfolio’s expected or “base” core net interest income over the immediate future one- and four-year periods. To determine our base core net interest income, we estimate core net interest income over a wide range of interest rate environments using stochastic interest rate simulations. Stochastic interest rate simulations are a widely used statistical method to estimate the path and pattern of interest rates. Our stochastic simulations produce probability distributions of future interest rates based on expected interest rate volatility and are based on proprietary interest rate models. We generate several hundred interest-rate paths distributed around the current Fannie Mae yield curve from these simulations. The Fannie Mae yield curve represents market assumptions regarding our expected cost of funds over a variety of maturities and takes into account the risk premium on our debt relative to benchmark interest rates. We project core net interest income for four years along each path based on the characteristics of the current mortgage portfolio and projected future business activity. The expected or “base” core net interest income is calculated based on the average core net interest income across all simulation paths and serves as the basis for determining our interest rate risk profile. Our projections of future business activity used in these simulations are reported to senior management and our Board of Directors and provide the basis for Fannie Mae’s current earnings forecasts.

We determine the amount of net interest income at risk by assuming a sudden change or shock to the current yield curve and repeating the simulation. We regularly evaluate a wide range of instantaneous shocks to both the level and shape of the yield curve and create the net interest income at risk profile by comparing the percentage change in core net interest income between each shocked simulation and the base simulation. Our net interest income at risk disclosures, which we report to the public on a monthly basis, represent the extent to which our core net interest income over the next one-year and four-year periods is at risk due to a plus or minus 50 basis point parallel change in the level of the current Fannie Mae yield curve and from a 25 basis point steepening or flattening change in the slope of Fannie Mae’s yield curve. We selected these shocks for our monthly disclosure because they capture approximately 95 percent of historical changes in interest rates over a one-month reporting period.

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

We regularly evaluate the sensitivity of the duration gap over a wide range of instantaneous changes to both the level and shape of the yield curve. The duration gap provides a relatively concise and simple measure of the interest rate risk inherent in the existing mortgage portfolio, but it is not directly linked to expected future earnings performance. Future business activity, which is not reflected in the duration gap, can have a significant effect even over a very short horizon. We disclose on a monthly basis our duration gap along with our net interest income at risk, which together we believe provide a more informative profile of our overall interest rate risk position than either measure alone.

3.	Setting the parameters for rebalancing actions to help attain corporate objectives.

Management develops rebalancing actions based on a number of factors that include the relative standing of both net interest income at risk and duration gap, as well as analyses based on additional risk measures and current market conditions. In June 2003, we announced our updated corporate financial disciplines, which included two adjustments to the risk tolerances of our mortgage portfolio. First, we committed to managing the portfolio’s duration gap within a target range of plus or minus 6 months substantially all of the time, compared to our historical performance of remaining within the target range about two-thirds of the time. In addition, we increased the ratio of liability options to mortgage prepayment options on new business from a target range of 50 percent to a range of 50 to 60 percent. To maintain the duration gap within these tighter tolerances, we are taking rebalancing actions earlier and with greater frequency than previously. However, the increased level of optionality generally reduces the magnitude of rebalancing actions needed for a given change in interest rates. While we announced these new risk tolerances in June, we managed the portfolio to these targets for the entire year.

Risk Management Results

Overview

In a year defined by historic levels of volatility in the fixed income markets, we effectively managed our interest rate risk to tighter risk tolerances that were adopted during the year. The year began with rates near historic lows, with a 5-year swap rate of 3.44 percent; further declines through the first half of the year bottomed out in mid-June, with a 5-year swap rate of 2.36 percent. After declining to these levels, the 5-year swap rate increased 174 basis points from June 13 to September 2, the most severe two-month increase in rates since 1994.

With interest rates reaching 45-year lows, asset durations shortened and rebalancing activities of our mortgage portfolio during the first half of the year resulted in very little long-term funding. This was followed by very heavy long-term funding during the third quarter due to rebalancing associated with the dramatic rise in rates and record volumes of longer duration mortgage commitments. Much of the long-term funding during the third quarter of the year was accomplished by using variable rate debt in combination with pay-fixed interest rate swaps as the swap market maintained the best liquidity during this particularly volatile period. While the pace of portfolio option purchases varied during the year, we ended the year comfortably meeting our option purchase objective.

The events of 2003 reinforced our belief that the use of option-protected liabilities, in combination with disciplined rebalancing, are vital to the successful management of our mortgage portfolio. The increased level of option-protected liabilities held by the Portfolio proved to be the foundation of our success in managing the interest rate risk associated with one of the most volatile years in history and allowed us to seize upon attractive investment opportunities. Because Fannie Mae tends to have a higher ratio of liability options to mortgage options than many other leveraged mortgage investors, we typically need to take smaller rebalancing actions relative to the mortgage optionality held than other investors.

•	Net Interest Income at Risk

At December 31, 2003, our one-year and four-year net interest income at risk measures for a 50 basis point change across the Fannie Mae yield curve were 2.6 percent and 2.1 percent, respectively, compared with ..6 percent and 1.6 percent, respectively, at December 31, 2002. The one-year and four-year net interest income at risk measures for a 25 basis point change in the slope of the Fannie Mae yield curve were 3.6 percent and 6.1 percent, respectively, at December 31, 2003, compared with 4.7 percent and 6.6 percent, respectively, at December 31, 2002.

The following graphs show the results of our net interest income at risk measure for each of the last three years under both a 50 basis point parallel change in the level of the Fannie Mae yield curve and a 25 basis point change in the slope of the Fannie Mae yield curve.

During the first half of 2003, our net interest income at risk for a level shock remained within our preferred range of about 5 percent at risk for both the one-year and four-year horizons. The 45-year lows in interests rates in mid-June followed by the rapid increase in rates through early September caused our net interest income at risk for a 50-basis point level shock to rise above our typical levels in June for the four-year horizon and in July for both the one-year and four-year horizons. We took portfolio rebalancing actions during the third quarter of 2003 that brought both the one-year and four-year net interest income at risk back within our preferred range for the remainder of 2003. Compared to 2002 and 2001, our net interest income at risk for a level shock was at somewhat higher levels due to the extreme amounts of interest rate volatility and the sharp rise in rates.

Our net interest income at risk in 2003 for a 25-basis point slope shock was modestly higher than in either 2002 or 2001. The four-year net interest income at risk for a 25-basis point slope shock was slightly above our preferred range of about 5 percent for most of the year. This increased level of risk was primarily due to the extreme steepness of the yield curve that persisted throughout 2003 and the increased volume of effective short-term debt financing our mortgage portfolio due to rebalancing actions we took in the first half of 2003. A significant portion of our effective short-term debt is option protected through the use of interest rate caps and pay-fixed swaptions.

Table 32 presents our net interest income at risk based on an instantaneous 100 basis point increase and a 50 basis point decrease in interest rates, which represents an extension of our voluntary monthly net interest income at risk disclosure. We use the same data, assumptions, and methodology in calculating these results.

Table 32:    Net Interest Income at Risk

	December 31, 2003		December 31, 2002

	1-Year Portfolio	4-Year Portfolio	1-Year Portfolio	4-Year Portfolio
	Net Interest	Net Interest	Net Interest	Net Interest
	Income at Risk	Income at Risk	Income at Risk	Income at Risk

Assuming a 100 basis point increase in interest rates	6%	5%	4%	6%
Assuming a 50 basis point decrease in interest rates	(1)	—	1	—

We consider our net interest income at risk at December 31, 2003 to be relatively low as our exposure to a 100 basis point instantaneous increase in interest rates was estimated not to exceed 6 percent and 5 percent over a 1-year and 4-year horizon, respectively, and our exposure to a 50 basis point instantaneous decrease in rates was estimated to result in a 1 percent decrease in net interest income over a 1-year horizon and no change over a 4-year horizon. The level of net interest income at risk compared to December 31, 2002 is relatively unchanged. Actual changes in portfolio net interest income may differ from these estimates because of specific interest rate movements, changing business conditions, changing prepayments, and management actions.

•	Duration Gap

Fannie Mae’s duration gap calculated on a weighted average monthly basis was minus one month at December 31, 2003. In comparison, our duration gap calculated at month end was minus 5 months at December 31, 2002. Despite extreme levels of volatility in the fixed income markets during much of the year, we were able to maintain our duration gap within our tighter risk tolerances throughout the year. We accomplished this financial discipline objective through strategic rebalancing actions and by holding increased levels of optionality in our liability structure. The following graph presents our monthly average duration gap during 2003 along with the monthly average duration of the Lehman mortgage index and the 10-year Fannie Mae debt rate. As indicated in the graph, our duration gap is much less variable than the Lehman mortgage index. For example, when the average 10-year Fannie Mae debt rate increased by 72 basis points from June to July, our duration gap increased by only 7 months while the Lehman mortgage index increased by 15 months. In August, when the average 10-year Fannie Mae debt rate increased by 58 basis points, our duration gap declined by only 2 months while the Lehman mortgage index increased by 15 months.

•	Convexity

Convexity measures are commonly used as a supplement to duration measures to reflect the degree to which durations are likely to change in response to movements in interest rates. Convexity provides us with information on how quickly and by how much the portfolio’s duration gap may change in different interest rate environments. Our primary strategy for managing convexity risk is to either issue callable debt or purchase interest-rate derivatives with embedded options. We also may change the mix of assets we purchase to manage convexity risk. For example, ARMs, shorter-term fixed rate mortgages, and some seasoned loans have less prepayment risk relative to new 30-year fixed rate mortgages, and as a result, reduce convexity risk. Our preferred alternative is to issue callable debt or purchase optionality rather than change the mix of our assets, because generally we find greater value in investing in longer term fixed-rate loans.

During 2003, we continued to take advantage of the opportunity to reduce our debt costs by redeeming significant amounts of callable debt in response to the continued decline in interest rates during the first half of the year. At the same time, we continued to manage the portfolio’s convexity by maintaining the high level of option protection with which we started the year. At December 31, 2003, 72 percent of the debt financing our mortgage portfolio had option-embedded protection, compared with 75 percent at December 31, 2002. In our MD&A discussion of derivatives, we explain how option-based derivatives transform our debt structure.

•	Interest Rate Sensitivity of Net Asset Value

Fannie Mae’s Interest Rate Sensitivity of Net Asset Value is presented in Table 32 below. These sensitivities are based on our Fair Value Balance Sheets presented in Note 17, “Fair Value of Financial Instruments” and include supplemental non-GAAP disclosures that are provided by management to present a more complete hypothetical fair value of the company’s assets and liabilities than that required by GAAP. We derived the net asset values for the hypothetical interest rate scenarios in a manner consistent with the estimation procedures described in Note 17. The sensitivities presented in Table 31 have significant limitations because they are based on hypothetical fair values of the existing assets and liabilities of the company and exclude the value from the company’s future business activities. In management’s opinion, a significant value that is excluded from this presentation is the valuation of the company’s revenues on guaranteed MBS which do not take into consideration the effect of long-standing business relationships with our customers that provide for the recapture of a large proportion of MBS that generate guaranty fee revenues, thus adding significant value to this line of business and greatly reducing the sensitivity of our net asset value to changes in interest rates.

Table 33 presents our estimated net asset value as of December 31, 2003 and 2002, and the impact on our estimated net asset value of a hypothetical plus 100 and minus 50 basis point instantaneous shock in interest rates. Our analysis is based on these interest rates changes because we believe they reflect reasonably possible near-term outcomes.

Table 33:    Interest Rate Sensitivity of Net Asset Value

	December 31, 2003		December 31, 2002

	Net Asset	Percentage of	Net Asset	Percentage of
	Value	Net Asset Value	Value	Net Asset Value

	(Dollars in millions)
December 31	$31,582	—%	$22,130	—%
Assuming a 100 basis point increase in interest rates	31,252	99	22,727	103
Assuming a 50 basis point decrease in interest rates	29,912	95	18,819	85

Changes in net asset value incorporate various factors, including:

•	estimated changes in the values of all mortgage assets and the debt funding these assets,

•	estimated changes in the value of net guaranty fee income from on- and off-balance sheet MBS obligations,

•	estimated changes in the value of interest rate derivatives.

As indicated in Table 33, the projected fair value of our net assets at December 31, 2003 increased by $9.5 billion after tax adjustments, to $31.6 billion from $22.1 billion at December 31, 2002. Both of our primary businesses contributed to the increase in estimated fair value. The increase in our Portfolio Investment business was driven by changes in the composition of our portfolio, combined with a significant decline in option-adjusted spreads on mortgages. The increase in the estimated fair value of our Credit Guaranty business was driven by significant growth in MBS issued, a shift in the composition of loans underlying MBS issued to lower coupon mortgages, and a significant decline in option-adjusted spreads on comparable interest-only securities.

The net asset value at December 31, 2003 would decrease by approximately 1 percent for a 100 basis point instantaneous increase in interest rates, while a 50 basis point instantaneous decline in interest rates would reduce the fair value by approximately 5 percent. At December 31, 2003 we had a larger exposure to falling rates than to rising rates which is generally consistent with our average duration gap, but slightly different than the results of our net interest income at risk measure due to the effects of the future business activity included in that measure. The sensitivities at December 31, 2003 reflect our lower exposure to interest rate changes than at year-end 2002 that is largely due to the change in interest rates and the change in the mix of the portfolio.

CREDIT GUARANTY BUSINESS OPERATIONS

Our Credit Guaranty business has primary responsibility for managing Fannie Mae’s credit risk. We discuss our credit exposure in this section and our credit risk management of our mortgage credit book of business, which includes both on-balance sheet and off-balance sheet mortgage assets.

Off-Balance Sheet Transactions

In the ordinary course of business, we enter into arrangements to facilitate our statutory purpose of providing mortgage funds to the secondary market and reduce Fannie Mae’s exposure to interest rate fluctuations. We structure transactions to meet the financial needs of customers, manage Fannie Mae’s credit, market or liquidity risks, diversify funding sources, or optimize our capital. Under GAAP, some of these arrangements are not recorded on Fannie Mae’s balance sheet or may be recorded in amounts different than the full contract or notional amount of the transaction. Table 34 shows the contractual amount of our off-balance sheet arrangements at December 31, 2003 and 2002.

Table 34:    Off-Balance Sheet Arrangements

	December 31,

	2003	2002

	(Dollars in
	billions)
Contractual amounts:
Outstanding MBS(1)	$1,300	$1,029
Master delivery commitments:(2)
Mandatory	60	41
Optional	19	6
Portfolio purchase commitments:
Mandatory(3)	—	85
Optional	5	3
Credit enhancements	14	12
Other investments	3	3

(1)	MBS held by investors other than Fannie Mae.

(2)	Master delivery commitments either require or permit lenders to either deliver loans to us for securitization or enter into a mandatory commitment to deliver loans or mortgage-related securities to us for purchase. These arrangements are off- balance sheet and not accounted for as derivatives unless we enter into a mandatory purchase commitment.

(3)	Effective with our July 1, 2003 adoption of FAS 149, mandatory mortgage purchase and sell commitments and optional purchase and sell commitments with a fixed price entered into subsequent to June 30, 2003 are accounted for as derivatives and recorded on Fannie Mae’s balance sheet at fair value.

Following is a discussion of Fannie Mae’s primary off-balance sheet transactions, which include MBS and commitments.

Guaranteed MBS

We issue MBS through the process of securitization. In a typical mortgage loan securitization, a lender transfers loans to Fannie Mae with a direction to deposit those loans into a trust. In exchange for the loans, we are required to return to the lender, or its designee, our guaranteed MBS. We refer to this transaction as a lender swap transaction. Lenders may retain the MBS or sell them to other investors. Fannie Mae does not receive any consideration in a lender swap transaction other than the associated guaranty fees provided to us for guaranteeing the timely payment of principal and interest to investors on the MBS. Another type of lender swap transaction is when a lender delivers loans that have been pooled to form an MBS along with a forward trade to a third party. The time between delivery of these pooled loans and the ultimate delivery of the resulting MBS to the third party is, on average, less than 30 days. In neither instance is Fannie Mae the transferor of the loans into the MBS in these transactions.

In some instances, a seller may request that we resecuritize MBS that it owns into a new MBS, such as a REMIC. In this case, the seller transfers its MBS to Fannie Mae with direction to place these MBS in a trust that acquires legal ownership of the MBS. In exchange for the seller’s MBS, we issue and deliver to the seller (or its designee), our new MBS certificates that are backed by the seller’s MBS. Fannie Mae does not receive any consideration in this transaction, other than a transaction fee for structuring the new MBS and the guaranty fee on the underlying MBS.

In other instances, a seller may request that we resecuritize its mortgage-related securities into a new MBS. In this case, the seller transfers its mortgage-related securities to Fannie Mae with direction to place these mortgage-related securities in a trust that acquires legal ownership of the mortgage-related securities. In exchange for the mortgage-related securities, we issue and deliver to the seller (or its designee), our new MBS certificates that are backed by the mortgage-related securities. These MBS carry Fannie Mae’s corporate guaranty of timely payment of principal and interest. Fannie Mae does not receive any consideration in a mortgage-related securities swap transaction, other than the associated guaranty fees for our guaranty of timely payment of principal and interest on the MBS and a transaction fee.

Our MBS trusts meet the definition of a qualifying special purpose entity (“QSPE”) under Financial Accounting Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of

Liabilities (“FAS 140”). In accordance with FAS 140, we do not consolidate these trusts because they are considered QSPEs.

Fannie Mae acts as trustee of the MBS trust. The loans or securities underlying MBS are not our assets, and we do not record them on our balance sheet unless we acquire the MBS as an investment for our mortgage portfolio.

Our Credit Guaranty business receives a guaranty fee and float for assuming the credit risk and guaranteeing timely payment of principal and interest to MBS investors. The guaranty fee varies, depending on factors such as the risk profile of the loans securitized as well as the level of credit risk we assume. We are ultimately responsible for guaranteeing timely payment of principal and interest to investors whether or not we share primary default risk on loans underlying outstanding MBS. We accrue a liability on our balance sheet for our guaranty obligation based on the probability that mortgages underlying our outstanding MBS will not perform according to contractual terms. At December 31, 2003, we have accrued a liability of $712 million for estimated losses on our guaranty of outstanding MBS, compared with $729 million at December 31, 2002. These amounts are shown on our balance sheets as “Guaranty liability for MBS”.

In addition, under FIN 45, which we adopted on January 1, 2003, guarantors must recognize at inception of a guarantee a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 applies prospectively to guarantees on MBS issued by Fannie Mae on or after January 1, 2003. In accordance with FIN 45, we have recorded a guaranty fee obligation of $4.391 billion at December 31, 2003 that is included on our balance sheet under “Other liabilities.” We also recorded a corresponding amount on our balance sheet as a guaranty receivable under “Other assets” because we are compensated for assuming the guaranty fee obligation. For additional information on FIN 45, see Note 1 to our financial statements.

Table 35 summarizes issuance and outstanding amounts for MBS guaranteed by Fannie Mae, including REMICs, for the years ended December 31, 2003, 2002, and 2001.

Table 35: Guaranteed MBS(1)

	Outstanding Balance at
	December 31,		MBS Issuance Activity

	MBS Held by	Total	Acquired	Total
	Other Investors	MBS(2)	by Others	Issued(3)

	(Dollars in millions)

2003	$1,300,166	$1,857,045	$850,204	$1,198,617
2002	1,029,456	1,538,287	478,260	723,299
2001	858,965	1,290,351	344,739	525,321

(1)	MBS may be resecuritized to back Fannie Mae Megas, SMBS, or REMICs. With respect to those MBS, the amounts shown only include the principal amount of the MBS once. Amounts also include REMICs created from whole loans not owned or guaranteed by Fannie Mae.

(2)	Includes $557 billion, $509 billion, and $431 billion at December 31, 2003, 2002, and 2001, respectively, of MBS in Fannie Mae’s mortgage portfolio.

(3)	Total issued includes $348 billion, $245 billion, and $181 billion of MBS purchased by Fannie Mae in 2003, 2002, and 2001, respectively. Total issued excludes $21 billion, $16 billion, and $3 billion of MBS in 2003, 2002, and 2001, respectively, that we issued from loans in our portfolio.

MBS held by investors other than Fannie Mae, which we refer to as outstanding MBS, grew 26 percent to $1.300 trillion at December 31, 2003, from $1.029 trillion at December 31, 2002. REMICs that could subject Fannie Mae to additional credit exposure totaled $45 billion at December 31, 2003, compared with $35 billion at December 31, 2002. Total MBS, which includes MBS held in our mortgage portfolio, grew 21 percent to $1.857 trillion at year-end 2003 from $1.538 trillion at year-end 2002.

MBS issuances acquired by investors other than Fannie Mae increased $372 billion to $850 billion in 2003, while liquidations of outstanding MBS increased to $591 billion from $324 billion in 2002. The increase in MBS issuances and liquidations in 2003 was attributable to the persistent low level of mortgage interest rates during the year that resulted in record mortgage originations and refinancings. Total MBS issuances, excluding MBS issued from Fannie Mae’s portfolio, increased 66 percent to $1.199 trillion in 2003 from $723 billion in 2002, while total MBS liquidations grew 81 percent to $901 billion from $499 billion in 2002.

REMIC issuances totaled $230 billion in 2003, compared with $144 billion in 2002. Our REMIC issuances rebounded in 2001 with the rest of the REMIC market and steadily increased in 2002. Lower interest rates continued to fuel the volume of MBS issuances, making them more attractive to investors. The REMIC market remained attractive for investors during 2003 because of the steep yield curve. The outstanding balance of REMICs (including REMICs held in Fannie Mae’s portfolio) was $361 billion at December 31, 2003, compared with $347 billion at December 31, 2002.

Commitments

We enter into master delivery commitments on either a mandatory or an optional basis. Under a mandatory master commitment, a lender must either deliver loans to Fannie Mae under an MBS contract at a specified guaranty fee rate or enter into a mandatory portfolio commitment with the yield established upon executing the portfolio commitment. We also accept mandatory or lender-option delivery commitments not issued pursuant to a master commitment. These commitments may be for our portfolio or for issuances of MBS. Effective with our July 1, 2003 adoption of FAS 149, mandatory portfolio purchase commitments are accounted for as derivatives and recorded on our balance sheet at fair value. We had $5 billion in outstanding mandatory commitments to purchase loans or mortgage-related securities for our portfolio at December 31, 2003, compared with $85 billion at December 31, 2002. The decline in outstanding mandatory commitments was due to a decline in the volume of refinancing as interest rates rose in the second half of 2003. Optional purchase commitments and commitments to issue MBS are not recorded on our balance sheet. At December 31, 2003, we had $5 billion in outstanding optional commitments for the purchase and delivery of mortgages in 2004, compared with $3 billion in optional purchase and delivery commitments at the end of 2002.

Credit Risk Management

Credit Risk

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

Credit Risk Management Process

The Executive Vice President— Finance and Credit has primary responsibility for setting strategies to achieve the credit risk goals and objectives set by our Board of Directors. The Executive Vice President— Finance and Credit reports to the Vice Chairman— Chief Financial Officer and chairs the Credit Risk Subcommittee of Fannie Mae’s Risk Policy Committee. The Credit Risk Subcommittee works in concert with the Analytics and Capital Subcommittee and the Corporate Reporting Standards Subcommittee to provide corporate governance over Fannie Mae’s credit risk. Fannie Mae’s business units have primary responsibility for managing our business activities in conformity with the credit strategies and requirements set by our committees. Within each business unit, we have a credit officer who has responsibility for certain credit risk decisions outlined in an approved delegation of credit authority. Our business unit credit officers report directly to the business unit leaders and indirectly to the Executive Vice President— Finance and Credit.

In addition, we have corporate credit risk management teams that report to the Executive Vice President— Finance and Credit and work with the business units to identify, measure, and manage credit risks. Our Policy and Standards team establishes and monitors credit policies, standards, and delegations of credit authority throughout the organization. Our Credit Research and Portfolio Management team is responsible for understanding and managing the aggregate risk exposure, risk sensitivity, and usage of risk capital. Our

Counterparty Risk Management team is responsible for setting company-wide policies governing Fannie Mae’s contractual exposures to institutional counterparties and identifying and measuring these exposures. Our Credit Management Information Systems team prepares analysis that monitors and identifies key credit risk trends in the mortgage credit book of business.

Our business units monitor and enforce compliance with credit risk standards and identify changes in market conditions that may warrant changes to credit policies and standards. For example, business units provide quality control oversight by requiring lenders to maintain a rigorous quality control process and by maintaining our own quality assurance process. Our regional offices, which are responsible for managing customer relationships, also play an important risk management role. Working with the business unit leaders, regional customer management teams ensure that pricing and transaction terms are structured appropriately to meet the unique needs and risks of Fannie Mae and our various lender partners. Regional officers have credit authority to make credit decisions or develop customized mortgage solutions up to certain thresholds as outlined in the Credit Risk Subcommittee’s written delegation of authority. Delegating certain credit authority and responsibility to our regional offices has allowed us to work closely with our lender partners, which has been integral to achieving a track record of effective credit risk management.

Mortgage Credit Risk

Our mortgage credit risk stems from our mortgage credit book of business, where we bear the risk that borrowers fail to make payments required on their mortgages. Our mortgage credit book of business consists of mortgages, MBS and mortgage-related securities in our mortgage portfolio, outstanding MBS held by other investors, and other contractual arrangements or guarantees. We are exposed to credit risk on our mortgage credit book of business because we either own the assets or have guaranteed the timely payment of principal and interest to third parties. For example, in the event of the default of a borrower on a mortgage underlying an MBS, we absorb any losses, net of the proceeds of any credit enhancements, that result and pay to the MBS investor all accrued interest and the full outstanding principal balance of the defaulted loan.

A certain level of credit losses is an inherent consequence of engaging in the Credit Guaranty business. Our risk management focus is on controlling the level and volatility of credit losses that result from changes in economic conditions. Table 36 presents the composition of our mortgage credit book of business for 2003, 2002, and 2001.

Table 36:    Composition of Mortgage Credit Book of Business

	December 31, 2003

	Single-family		Multifamily		Total

	Conventional	Government	Conventional	Government	Conventional	Government

	(Dollars in millions)
Mortgage Portfolio:(1)
Mortgage loans	$208,070	$7,063	$18,475	$1,091	$226,545	$8,154
MBS	545,686	1,336	7,879	1,978	553,565	3,314
Agency mortgage securities(2)	30,746	7,381	—	—	30,746	7,381
Other mortgage-related securities (3)	46,871	—	1,351	—	48,222	—
Mortgage revenue bonds	—	12,364	—	8,147	—	20,511

	831,373	28,144	27,705	11,216	859,078	39,360
Outstanding MBS(4)	1,229,044	4,819	65,930	373	1,294,974	5,192
Other(5)	1,020	—	12,895	—	13,915	—

Mortgage credit book of business	$2,061,437	$32,963	$106,530	$11,589	$2,167,967	$44,552

	December 31, 2002

	Single-family		Multifamily		Total

	Conventional	Government	Conventional	Government	Conventional	Government

Mortgage Portfolio:(1)
Mortgage loans	$170,097	$5,458	$12,217	$1,354	$182,314	$6,812
MBS	497,818	2,447	6,765	1,801	504,583	4,248
Agency mortgage securities(2)	31,959	16,453	—	—	31,959	16,453
Other mortgage-related securities (3)	27,833	—	284	—	28,117	—
Mortgage revenue bonds	—	14,086	—	5,552	—	19,638

	727,707	38,444	19,266	8,707	746,973	47,151
Outstanding MBS(4)	953,729	24,616	50,671	440	1,004,400	25,056
Other(5)	360	—	11,479	—	11,839	—

Mortgage credit book of business	$1,681,796	$63,060	$81,416	$9,147	$1,763,212	$72,207

	December 31, 2001

	Single-family		Multifamily		Total

	Conventional	Government	Conventional	Government	Conventional	Government

Mortgage Portfolio:(1)
Mortgage loans	$151,783	$5,069	$8,987	$1,551	$160,770	$6,620
MBS	420,631	3,438	5,315	2,002	425,946	5,440
Agency mortgage securities(2)	42,105	19,607	—	—	42,105	19,607
Other mortgage-related securities (3)	29,259	—	321	—	29,580	—
Mortgage revenue bonds	—	13,903	—	4,476	—	18,379

	643,778	42,017	14,623	8,029	658,401	50,046
Outstanding MBS(4)	800,509	13,546	44,428	482	844,937	14,028
Other(5)	930	—	15,491	—	16,421	—

Mortgage credit book of business	$1,445,217	$55,563	$74,542	$8,511	$1,519,759	$64,074

(1)	Excludes mark-to-market gains of $3.500 billion, $6.501 billion, and $462 million at December 31, 2003, 2002, and 2001, respectively.
(2)	Includes non-Fannie Mae mortgage-related securities issued by Freddie Mac and Ginnie Mae.
(3)	Includes non-Fannie Mae mortgage-related securities issued by entities other than Fannie Mae, Freddie Mac, or Ginnie Mae.
(4)	MBS held by investors other than Fannie Mae. The principal balance on resecuritized MBS is included only once.
(5)	Includes additional single-family and multifamily credit enhancements not otherwise reflected in the table.

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

Given the important differences in the nature and management of mortgage credit risk between single-family and multifamily loans, we manage and discuss these two types of loans separately.

Single-family

The single-family mortgage credit book primarily consists of mortgage loans, loans underlying MBS in our mortgage portfolio and outstanding MBS (held by other investors), and loans on properties that have four or fewer residential units underlying other mortgage-related securities that we own. This section details our single-family risk management practices, risk characteristics, and performance. In most instances, we have data on and manage single-family mortgage credit risk at the loan level. These loans represent 94 percent of our single-family mortgage credit book at the end of 2003. Unless otherwise noted, the credit statistics on Fannie Mae’s conventional single-family mortgage credit book presented in this section will generally include only mortgage loans in portfolio, MBS in portfolio, and outstanding MBS where we have more comprehensive, detailed loan-level information.

Most of the remaining 6 percent of our conventional single-family mortgage credit book consists of mortgage-related securities rated AAA at acquisition. These mortgage exposures consist of mortgage related assets where we may not have access to detailed loan level data and may not manage the credit performance of individual loans. For instance, when we acquire a mortgage related security not issued by Fannie Mae, we assume mortgage credit risk but do not oversee directly risk management on the loans underlying those pools because this function is generally performed by the mortgage servicer on our behalf. The vast majority of such exposures benefit from substantial credit enhancement such as a guarantee from an entity such as Ginnie Mae or Freddie Mac, an insurance policy, structured subordination, and similar sources of credit protection. Such exposures include (a) Freddie Mac securities, (b) Ginnie Mae securities, (c) non-agency mortgage related securities owned in our portfolio, (d) MBS backed by non-agency mortgage related securities and sold to other investors, and (e) single family housing related municipal revenue bonds. While we manage the credit risk on these exposures, we may not have certain loan-level information to report risk characteristics and performance disclosures. These exposures are all performing in an acceptable manner, and, if originally rated, have not experienced downgrades, except for our investments in mortgage related securities backed by manufactured housing loans, details on which are disclosed in the “Portfolio Investment Business Operations— Investments— Mortgage Portfolio” section of MD&A.

1.	Managing the profile and quality of mortgages in the single-family mortgage credit book.

Mortgage credit risk on a particular single-family loan is affected by numerous characteristics, including the type of loan, the down-payment amount, and the strength of the borrower’s credit history. These and other factors, such as home price appreciation, affect both the level of expected credit loss on a given loan and the sensitivity of that loss to changes in the economic environment. We attempt to understand the overall credit risk in our loans, earn an attractive risk-adjusted return from appropriate guaranty fee pricing, and mitigate our risks through the use of credit enhancements and effective asset management. Our risk mitigating activities reduce the incidence and severity of loss and minimize the volatility of credit losses, which helps Fannie Mae achieve stable earnings growth and a competitive return on equity over time.

Mortgage loans that we buy or guarantee generally comply with certain underwriting and eligibility characteristics to ensure that the overall risk of the particular loan is within acceptable limits. We establish detailed policies and employ various processes to validate that the characteristics of the loans purchased or guaranteed comply with key underwriting and eligibility criteria. We also assess the characteristics and quality of a lender’s loans and processes through a post-purchase audit program and our customer relationship management teams.

Lenders represent and warrant compliance with our asset acquisition requirements when they sell mortgage loans or securities to us or seek a guarantee from us. We may require the lender to repurchase a loan or enforce some other remedy if we identify any deficiencies. Since 1995, we have developed and refined DU to assist lenders in underwriting and complying with our other loan eligibility criteria. DU consistently and objectively applies risk analytics, underwriting, and eligibility standards to prospective mortgage loans. Approximately 58 percent of the single-family conventional loans we purchased or guaranteed in 2003 were processed through DU, compared to 60 percent in 2002 and 59 percent in 2001. We also buy or guarantee loans underwritten manually or through other automated underwriting systems, subject to appropriate lender representations and warranties. In certain circumstances involving use of automated underwriting, we may relieve lenders of a limited number of the standard representations and warranties.

We continuously review the credit quality of the mortgages that we purchase or guarantee. As a result of these reviews, we periodically adjust our underwriting standards for both DU and for mortgages that are manually underwritten. For example, in June of 2003 we announced changes for mortgages secured by manufactured homes that are titled as real property. The changes — which involved eligibility criteria, borrower underwriting standards, pricing adjustments, appraisal requirements and servicing — were designed to improve the credit quality of these loans. The announcement also provided clarifications to lenders to ensure that these types of mortgages are properly identified. As of December 31, 2003, mortgages secured by manufactured homes titled as real property constituted approximately .5 percent of the outstanding unpaid principal balance of our conventional single-family mortgage credit book of business and had an average loan size of $83,100.

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

The majority of our single-family credit enhancement is primary loan-level mortgage insurance. When we require primary loan-level mortgage insurance on loans with loan-to-value ratios above 80 percent, we typically require greater coverage than the minimum level of credit enhancement required by our Charter Act if primary mortgage insurance is the only source used to meet our credit enhancement requirement. Subject to our policies and to the Homeowners Protection Act of 1998, primary loan-level mortgage insurance can be cancelled either automatically or at the borrower’s option in certain circumstances where the loan-to-value ratio has decreased below 80 percent. We also may require or acquire supplemental credit enhancement on loans based on risk and pricing. While credit enhancements reduce our mortgage-related credit losses, they also generate institutional counterparty risk that we discuss in the “Institutional Counterparty Credit Risk” section. We focus credit enhancement coverage on loans in our mortgage credit book of business with a higher risk profile. The percentage of our conventional single-family credit book of business with credit enhancements was 21 percent at December 31, 2003, down from 27 percent at December 31, 2002 and 32 percent at December 31, 2001. The decrease in credit enhancement coverage during 2003 and 2002 was primarily due to the high level of refinance loan acquisitions with lower loan-to-value ratios that did not require credit enhancement, and on which we did not opt to purchase credit enhancement. Because of the lower risk profile of these loans, we elected not to purchase credit enhancement on these loans.

3.	Assessing the sensitivity of the profitability of the single-family mortgage credit book of business to changes in composition and the economic environment.

We use analytical tools to measure credit risk exposures, assess performance of our single-family mortgage credit book of business, and evaluate risk management alternatives. We continually refine our methods of measuring credit risk, setting risk and return targets, and transferring risk to third parties. We use our analytical models to establish forecasts and expectations for the credit performance of loans in the mortgage credit book of business and compare actual performance to those expectations. Comparison of actual versus projected performance and changes in other key trends are monitored to identify changes in risk or return profiles and provide the basis for changing policies, standards, guidelines, credit enhancements, or guaranty fees.

For example, we use models to project guaranty fee income and credit losses, including forgone interest on nonperforming assets, for the single-family mortgage credit book across a wide range of potential interest rate and home price environments. We use current data on home values, borrower payment patterns, non-mortgage consumer credit history, and management’s economic outlook to assess our sensitivity to credit losses. We closely examine a range of potential economic scenarios to monitor the sensitivity of credit losses. As part of our voluntary safety and soundness initiatives, we elected to disclose on a quarterly basis the sensitivity of the present value of future single-family credit losses to an immediate 5 percent decline in home prices. Table 37 shows the results as of September 30, 2003 and December 31, 2002 and 2001. Our models indicate that home price movements are an important predictor of credit performance. We selected a 5 percent immediate decline in home prices because it is a stressful scenario. Based on housing data from OFHEO, the national average rate of home price appreciation over the last twenty years has been about 4.8 percent, while the lowest national average annual appreciation rate in any single year has been 1.2 percent. Historical statistics from OFHEO’s housing index report indicate that there has never been a nationwide decline in home prices within a one-year period since the federal government began tracking this data in 1975.

Table 37:    Single-Family Credit Loss Sensitivity(1)

		December 31,
	September 30,
	2003(3)	2002	2001

	(Dollars in millions)
Gross credit loss sensitivity(2)	$2,678	$1,838	$1,332
Projected credit risk sharing proceeds	1,540	1,242	845

Net credit loss sensitivity	$1,138	$596	$487

Conventional single-family mortgage credit book of business as of December 31	$2,061,437	$1,681,796	$1,445,217
Net single-family credit loss sensitivity as a percentage of conventional single-family mortgage credit book of business	.06%	.04%	.03%

(1)	Represents total economic credit losses, which include net charge-offs/recoveries, foreclosed property expenses, forgone interest, and the cost of carrying foreclosed properties.

(2)	Measures the gross sensitivity of our expected future credit losses to an immediate 5 percent decline in home values for all single-family mortgages in our single-family mortgage credit book. After the initial shock, home price growth rates return to the rate projected by Fannie Mae’s credit pricing models.

(3)	Results are reported on a lagged quarterly basis. Credit loss sensitivity results for 2003 reflect the implementation of enhanced loan performance models, which increased our credit loss sensitivity.

4.	Managing problem assets to mitigate credit losses.

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

Early intervention is critical to controlling credit expenses. Most of our servicers use Risk ProfilerSM, a default prediction model created by Fannie Mae, to monitor the performance and risk of each loan and identify loans requiring problem loan management. Risk Profiler uses credit risk indicators such as mortgage payment record, updated borrower credit data, current property values, and mortgage product characteristics to evaluate the risk of the loan. In 2003, 87 percent of our conventional single-family loans were evaluated using Risk Profiler, up from 86 percent in 2002 and 82 percent in 2001.

We require our servicers to pursue various resolutions of problem loans as an alternative to foreclosure, including: (1) repayment plans in which borrowers repay past due principal and interest over a reasonable period of time through a temporarily higher monthly payment, (2) loan modifications in which past due principal and interest, net of any borrower contribution, are added to the loan amount and recovered over the remaining life of the loan and other terms of the loan may be adjusted, (3) deeds in lieu of foreclosure in which the borrower signs over title to the property without the added expense of a foreclosure proceeding, and (4) preforeclosure sales in which the borrower, working with the servicer, sells the home and pays off all or part of the outstanding loan, accrued interest, and other expenses with the sale proceeds. The objective of the repayment plan and loan modification strategies is to keep borrowers who have experienced temporary financial distress in their homes and to avoid the losses associated with foreclosure. The objective of the deed in lieu and preforeclosure sale strategies is to minimize the extra costs associated with a traditional foreclosure by obtaining the borrower’s cooperation in resolving the default. We use analytical models and work rules to determine which alternative resolution, if any, may be appropriate for each problem loan. Table 38 presents statistics on our problem loans for 2003, 2002, and 2001.

Table 38:    Statistics on Conventional Single-Family Problem Loans

	Number of Loans

	2003	2002	2001

Repayment plans	7,077	5,470	4,237
Modifications	17,326	14,552	10,506
Pre-foreclosure sales	1,696	1,410	1,182
Properties acquired through foreclosure(1)	26,788	19,500	14,486

Total conventional single-family problem loans	52,887	40,932	30,411

Conventional single-family loans at December 31(2)	15,845,228	14,492,034	13,414,100

(1)	Includes properties acquired via deeds-in-lieu of foreclosure, which totaled 320 in 2003, 192 in 2002, and 163 in 2001.

(2)	Represents approximately 94 percent of our conventional single-family mortgage credit book where we have more comprehensive, detailed loan-level transaction information.

We track the ultimate performance of alternative resolutions both in absolute terms and relative to estimated losses in the event of a traditional foreclosure. We adjust our models and rules as appropriate consistent with our risk management objectives. In the case of repayment plans and loan modifications, we focus in particular on the performance of the loans subsequent to our intervention. Of the loans that recover through modification and repayment plans, our performance experience after at least three years following the inception of such plans has been that approximately two-thirds of these loans remain current or pay off in full and less than 15 percent have terminated through some form of default. The remaining loans continue to have a delinquent status. If we acquire the property in the event of default, we seek to maximize the sales proceeds and ensure we receive all credit enhancement payments. We maintain a centralized property disposition unit to manage the foreclosure process to minimize foreclosure costs and maximize sales proceeds.

Single-Family Mortgage Credit Book Characteristics and Performance

Economic conditions and home values strongly affect the credit risk profile of our single-family mortgage credit book and our credit losses and impact the likelihood of default and the severity of any losses. Nearly two years after the recession of 2001 ended, economic growth finally took off in the third quarter of last year with a surge in real GDP growth of 8.2 percent. While there were many signs of economic activity, the labor market continued to lag. Unemployment fell from its peak of 6.3 percent to 5.7 percent in December, but much of the decline reflected a decrease in the labor force as opposed to a rise in employment. Despite the continued weak labor market, low mortgage rates and stronger economic activity in the second half of the year propelled housing sales to a record high in 2003, and housing starts were the highest since 1987. Robust housing demand, coupled with relatively tight supply, continued to support healthy home price appreciation, although not quite as robust as the very strong pace of the past several years. Based on OFHEO’s fourth quarter 2003 House Price Index report, average home prices at the national level increased 8.0 percent from the fourth quarter of 2002, accelerating from a more moderate increase of 5.9 percent during the third quarter of 2003. No census region or state experienced negative home price growth during any quarter in 2003. Over the last five years, U.S. home price appreciation has averaged 8.4 percent annually.

•	Single-Family Loan Risk Characteristics

We monitor an array of risk characteristics to assess the sensitivity of our credit losses to economic changes. Some of these risk characteristics are described below and quantified in Tables 39 and 40. We typically obtain the data for these statistics from the sellers or servicers of the mortgage loans. We receive representations and warranties as to the accuracy of the information from those providing it. Except for quality assurance efforts, we do not independently verify the reported information. We generally collect loan level statistics only on conventional single-family mortgage loans held in our portfolio and loans backing MBS.

•	Loan-to-value (“LTV”) ratio: LTV ratio is the ratio of UPB of the loan to the value of the property that serves as collateral. Original LTV is based on the value reported to Fannie Mae at acquisition of the loan. Current LTV is based on current UPB of the loan and original value updated for subsequent changes in home values using Fannie Mae’s internal home valuation models. LTV ratio is a strong predictor of credit performance. The likelihood of default and the gross severity of a loss in the event of default are typically lower as the LTV ratio decreases, all other factors held equal. The estimated average current LTV ratio on the mortgage credit book of business (which is a weighted average based on current UPB of the loan) decreased to 60 percent at December 31, 2003, from 62 percent at the end of 2002, largely due to the substantial volume of new business purchased or guaranteed in 2003 and 2002 that has not yet had the opportunity to experience home price appreciation.

•	Product type: Product type is defined by the nature of the interest rate applicable to the mortgage (fixed for the duration of the loan or adjustable subject to contractual terms) and by the maturity of the loan. We divide our business into three categories: long-term, fixed-rate mortgages with original terms of greater than 20 years; intermediate-term, fixed-rate mortgages with original terms of 20 years or less; and adjustable-rate mortgages (“ARMs”) of any term. Performance of ARM loans is more variable than fixed-rate loans, and a variety of ARM features may affect performance. Our single-family mortgage credit book of business continues to be heavily concentrated in long- and intermediate-term, fixed-rate products that are generally regarded as lower risk investments. At December 31, 2003 and 2002, 91 percent and 93 percent, respectively, of our single-family mortgage credit book of business consisted of long-term, fixed-rate or intermediate-term, fixed-rate mortgages.

•	Property type: We classify mortgages secured by housing with up to four living units as single-family. Mortgages on one-unit properties tend to have lower credit risk than mortgages on multiple-unit properties, such as duplexes, all other factors held equal. The majority of Fannie Mae’s book of business consists of loans secured by one-unit properties. The proportion of loans secured by multiple-unit properties has remained relatively stable over the past three years.

•	Occupancy type: Borrowers may purchase a home as a primary residence, second or vacation home, or investment rental property. Mortgages on properties occupied by the borrower as a primary or second residence tend to have lower credit risk than mortgages on investment properties, all other factors held equal. The vast majority of Fannie Mae’s mortgage credit book of business consists of mortgages on properties occupied by the borrower as the primary residence. The proportion of loans secured by investment properties has remained relatively stable over the past three years.

•	Credit score: Borrower credit history is a record of the use and repayment of varying forms of credit by the borrower. Since this information is typically complex and voluminous, statistical models are employed to summarize the information— typically into a single numeric indicator of borrower credit quality. We use several internal proprietary models to assess borrower credit quality at acquisition. Credit score is one measure often used by the financial services industry, and by Fannie Mae in some cases, to assess borrower credit quality. Credit scores are generated by credit repositories and calculated based on proprietary statistical models that evaluate many types of information on a borrower’s credit report and compare this information to the patterns in other credit reports. One statistical model used widely in the financial services industry was developed by Fair, Isaac & Company, Inc. (“Fair Isaac”). This model is used to create a credit score called the FICO® score. FICO®scores can vary depending on which credit repository is using the Fair Isaac model to supply the score. FICO® scores, as reported by the credit repositories, may range from a low of 150 to a high of 950. According to Fair Isaac, a high FICO® score indicates a lesser degree of risk. A higher credit score is an indicator of lower default risk, while a lower credit score indicates higher risk, all other factors held equal. On approximately two-thirds of the mortgages on which we acquire credit risk through purchase or guarantee, lenders provide credit scores that typically reflect the borrower’s credit history just prior to our acquisition of the loan. For most of the remaining loans, we obtain credit scores soon after acquisition. For a small proportion of loans, credit scores are not available. The credit score of an individual borrower can vary depending upon several factors, including the timing of when the score is calculated and the credit repository from which the score is obtained. Management believes, however, that the average credit score across our mortgage credit book of business is a strong indicator of default risk within the single-family mortgage credit book of business. The credit quality of borrowers in our book remained high at December 31, 2003, as evidenced by an average credit score of 717 at the time of loan purchase or guarantee, compared with an average score of 714 at December 31, 2002.

•	Loan purpose: Loan purpose indicates how the borrower intends to use the funds. We designate the loan purpose as either purchase, cash-out refinance, or other refinance. The funds in a purchase transaction are used to acquire a property. In addition to paying off an existing first mortgage lien, the funds in a cash-out refinance transaction are used for other purposes, including paying off subordinate mortgage liens and providing unrestricted cash proceeds to the borrower. All other refinance transactions are defined as other refinancings. During the first half of 2003, we implemented an increase in our credit guaranty pricing for cash-out refinance mortgages delivered to Fannie Mae. This change was implemented in order to more appropriately align pricing with the higher risk profile of these loans. The significant refinance activity over the past three years resulted in a substantial shift in the proportion of refinance loans in our conventional single-family mortgage credit book to 72 percent at December 31, 2003, from 62 percent at December 31, 2002, and 54 percent at the end of 2001. Thirty percent of the loans in our conventional single-family mortgage credit book of business at December 31, 2003 were cash-out refinancings, versus 27 percent at December 31, 2002 and 22 percent at the end of 2001.

•	Geographic concentration: Local economic conditions affect borrowers’ ability to repay loans and the value of the collateral underlying a loan, all other factors held equal. We analyze geographic exposure at a variety of levels of geographic aggregation, including at the regional level. Geographic diversification reduces mortgage credit risk, and our geographic distributions have been consistently well diversified. We have significant business volumes in the West, with 27 percent at the end of 2003 and 26 percent at the end of both 2002 and 2001. However, this exposure is low relative to the distribution of the overall mortgage market because of our conforming loan limit, which restricts us in serving the financing needs of borrowers in higher cost areas such as California.

•	Loan age: We closely track year of origination and loan age, defined as the number of years since origination. The peak ages for default are from three to seven years after origination. The average age of our portfolio has decreased in the past year largely due to the high level of refinancings. As of December 31, 2003, approximately 87 percent of our portfolio was three years old or less and only 16 percent of the loans were in the peak default years. As of December 31, 2002, approximately

69 percent of our portfolio was three years old or less and 26 percent of the loans were in the peak default years.

Table 39 shows our conventional single-family mortgage credit book of business at December 31, 2003, 2002, and 2001, based on these risk characteristics. Table 40 shows conventional single-family purchase and guarantee acquisition volumes for the mortgage credit book of business based on these risk characteristics. As we work to expand Fannie Mae’s presence, activities, and customer base in underserved markets through products such as Expanded Approval/ Timely Payment Rewards™, the overall credit risk profile of our conventional single-family mortgage credit book of business may change.

Table 39:    Characteristics of Conventional Single-Family Mortgage Credit Book

	Percent of Book of Business(1)

	2003	2002	2001

Original loan-to-value ratio:(2)
<= 60.00	26%	20%	17%
60.01% to 70.00%	17	15	14
70.01% to 80.00%	39	42	43
80.01% to 90.00%	10	13	14
Greater than 90.00%	8	10	12

Total	100%	100%	100%

Weighted average	70%	73%	74%
Current loan-to-value ratio:(2)
<= 60.00	43%	41%	47%
60.01% to 70.00%	22	18	19
70.01% to 80.00%	24	28	23
80.01% to 90.00%	8	9	7
Greater than 90.00%	3	4	4

Total	100%	100%	100%

Weighted average	60%	62%	60%
Average loan amount	$122,901	$111,169	$102,095
Product type:(3)
Long-term, fixed-rate	64%	70%	74%
Intermediate-term, fixed-rate	27	23	20
Adjustable-rate	9	7	6

Total	100%	100%	100%

Property type:
1 Unit	96%	96%	96%
2–4 Units	4	4	4

Total	100%	100%	100%

Occupancy type:
Primary residence	92%	93%	94%
Second/vacation home	3	3	2
Investor	5	4	4

Total	100%	100%	100%

	Percent of Book of Business(1)

	2003	2002	2001

Credit score:
<620	5%	6%	5%
620 to< 660	11	11	11
660 to< 700	18	18	17
700 to< 740	23	22	22
>= 740	40	36	33
Not available	3	7	12

Total	100%	100%	100%

Weighted average	717	714	713
Loan purpose:
Purchase	28%	38%	46%
Cash-out refinance	30	27	22
Other refinance	42	35	32

Total	100%	100%	100%

Geographic concentration:(4)
Midwest	17%	18%	19%
Northeast	18	19	18
Southeast	22	21	21
Southwest	16	16	16
West	27	26	26

Total	100%	100%	100%

Origination year:
<= 1993	3%	6%	11%
1994	1	2	3
1995	1	1	3
1996	1	2	3
1997	1	2	5
1998	3	11	18
1999	2	7	13
2000	1	4	9
2001	9	27	35
2002	25	38	—
2003	53	—	—

Total	100%	100%	100%

(1)	Percentages calculated based on unpaid principal balance at the end of each period.

(2)	Excludes loans for which this information is not readily available.

(3)	Intermediate fixed-rate includes second mortgage loans.

(4)	Midwest includes IL, IN, IA, MI, MN, NE, ND, OH, SD, and WI. Northeast includes CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT, and VI. Southeast includes AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, and WV. Southwest includes AZ, AR, CO, KS, LA, MO, NM, OK, TX, and UT. West includes AK, CA, GU, HI, ID, MT, NV, OR, WA, and WY.

Table 40:    Characteristics of Conventional Single-Family Mortgage Portfolio Acquisitions

	Percent of Acquisition Volume(1)

	2003	2002	2001

Original loan-to-value ratio:(2)
<= 60.00	29%	23%	17%
60.01% to 70.00%	18	16	14
70.01% to 80.00%	38	42	45
80.01% to 90.00%	8	11	13
Greater than 90.00%	7	8	11

Total	100%	100%	100%

Weighted average	68%	71%	74%
Average loan amount	$153,471	$145,553	$136,376
Product type:(3)
Long-term fixed-rate	59%	63%	73%
Intermediate-term fixed-rate	31	27	21
Adjustable-rate	10	10	6

Total	100%	100%	100%

Property type:
1 Unit	96%	96%	96%
2–4 Units	4	4	4

Total	100%	100%	100%

Occupancy type:
Primary residence	93%	92%	93%
Second/vacation home	3	3	3
Investor	4	5	4

Total	100%	100%	100%

Credit score:
<620	4%	6%	6%
620 to< 660	10	11	12
660 to< 700	18	18	20
700 to< 740	24	23	24
>= 740	44	41	37
Not available	—	1	1

Total	100%	100%	100%

Weighted average	721	717	712
Loan purpose:
Purchase	22%	30%	37%
Cash-out refinance	32	32	30
Other refinance	46	38	33

Total	100%	100%	100%

Geographic concentration:(4)
Midwest	18%	20%	21%
Northeast	18	18	17
Southeast	20	20	20
Southwest	14	15	16
West	30	27	26

Total	100%	100%	100%

(1)	Percentages calculated based on unpaid principal balance.
(2)	Excludes loans for which this information is not readily available.
(3)	Intermediate fixed-rate includes second mortgage loans.
(4)	See Table 39 for states included in each geographic region.

A significant portion of our business represents loans where we bear some risk, but share a portion of that risk with others. Many loans have primary mortgage insurance. Some loans may have substantial recourse to lenders, may be covered by significant supplemental pool insurance from mortgage insurance companies, or may be covered by some other risk sharing arrangement. Table 41 presents a comparison of conventional single-family loans with some level of credit enhancement and loans without any credit enhancement based on selected risk characteristics.

Table 41:    Conventional Single-Family Mortgage Credit Book Characteristics

	Weighted Average Credit Characteristics Based on UPB(1)

	2003			2002			2001

	Credit	Non-Credit		Credit	Non-Credit		Credit	Non-Credit
	Enhanced	Enhanced	Total	Enhanced	Enhanced	Total	Enhanced	Enhanced	Total

Weighted average original LTV	88%	65%	70%	87%	67%	73%	87%	68%	74%
Weighted average current LTV	76	56	60	75	58	62	71	55	60
Weighted average credit score	691	724	717	694	721	714	699	719	713

(1)	Indicates the principal amount of loans that have credit enhancement but does not reflect the level of credit enhancement. Excludes assets for which loan level data is not available.

•	Serious Delinquency

A key measure of credit performance and future defaults for the single-family mortgage credit book is the serious delinquency rate, although not all loans that become seriously delinquent result in a default. A serious delinquency occurs when a borrower has missed three or more consecutive monthly payments, and the loan has not yet been brought current or been extinguished through foreclosure, payoff, or other resolution. A loan referred to foreclosure but not yet foreclosed is also considered seriously delinquent. We classify loans subject to modification as seriously delinquent until the servicer notifies Fannie Mae that the modification agreement has been executed. Seriously delinquent loans that are subject to a repayment plan are classified as seriously delinquent until the borrower has missed fewer than three consecutive monthly payments. The serious delinquency rate is the number of mortgages that are seriously delinquent divided by the total number of loans outstanding. The rate at which new loans become seriously delinquent and the rate at which existing seriously delinquent loans are resolved significantly affects the level of future credit losses.

We include all of our single-family conventional loans in our single-family delinquency rate, including those with substantial credit enhancement, and distinguish between loans on which we benefit from credit enhancement and loans on which we do not benefit from credit enhancement. Table 42 compares the serious delinquency rates for conventional single-family loans with credit enhancements and without credit enhancements.

Table 42:    Conventional Single-Family Serious Delinquency Rates

	2003		2002		2001

		Serious		Serious		Serious
	Book	Delinquency	Book	Delinquency	Book	Delinquency
	Outstanding(1)	Rate(2)	Outstanding(1)	Rate(2)	Outstanding(1)	Rate(2)

Credit enhanced	21%	1.65%	27%	1.29%	32%	1.05%
Non-credit enhanced	79	.30	73	.31	68	.33

Total conventional loans	100%	.60%	100%	.57%	100%	.55%

(1)	Reported based on unpaid principal balance.

(2)	Reported based on number of loans.

The serious delinquency rate for all conventional loans in our single-family mortgage credit book increased to ..60 percent at December 31, 2003 from .57 percent at December 31, 2002. This increase was primarily due to an increase in the serious delinquency rate of our credit-enhanced book. The serious delinquency rate for conventional loans in our single-family mortgage credit book with credit enhancement increased to 1.65 percent from 1.29 percent at the end of 2002. These loans have a higher risk profile and tend to be more sensitive to changes in the economy than loans without credit enhancement. The serious delinquency rate for conventional loans without credit enhancement declined slightly to .30 percent at December 31, 2003, from ..31 percent at December 31, 2002, a level reflective of the relatively low risk profile and age of these loans. Most of the conventional loans in our single-family mortgage credit book at December 31, 2003 were originated within the last 3 years.

•	Nonperforming Single-Family Loans

We classify conventional single-family loans that we own, including delinquent loans purchased from an MBS trust pursuant to the terms of the trust indenture, as nonperforming and stop accruing interest when: a) principal and interest on these loans is at least 90 days past due and b) collection of principal and interest is doubtful. Table 43 provides a summary for each of the past five years of the following information on our single-family nonperforming loans: the amount of nonaccrual loans that we owned within our single-family mortgage portfolio at the end of each year, the amount of forgone interest income that we would have recorded each year if these loans had performed according to contractual terms during the year, the amount of interest income recognized during the year on the loans when they were performing, and the principal balance of accruing loans past 90 days due at December 31.

Table 43:    Nonperforming Single-Family Loans

	2003	2002	2001	2000	1999

	(Dollars in millions)
Nonaccrual loans at December 31	$6,687	$5,463	$3,691	$1,931	$2,635
Interest income forgone(1)	202	155	101	91	119
Interest income recognized during year(2)	278	245	173	56	87
Accruing loans past due 90 days and greater at December 31(3)	974	663	560	297	335

(1)	Forgone interest income represents the amount of interest income that would have been recorded during the year on nonperforming loans at December 31 had the loans performed according to contractual terms.

(2)	Represents estimated interest income recognized during the year on loans classified as nonperforming at December 31.

(3)	Principal balance of loans at December 31 that are 90 days or greater past due and continuing to accrue interest.

Forgone interest income on non-accrual loans increased significantly in 2003 and 2002 because the number of delinquent loans increased, and because we purchased a higher level of seriously delinquent loans out of MBS pools and added them to our portfolio. We take this action pursuant to the terms of the relevant securities when the cost of advancing interest to MBS investors at the security coupon rate exceeds the cost of holding the nonperforming loan in our mortgage portfolio. Any net interest remitted to MBS investors but not received from the servicer is included as part of the credit losses in the charge-off line item should the loan be foreclosed. Subsequent to a decision to purchase the seriously delinquent loan out of the MBS, the cost of holding the loan in our portfolio is reflected as a reduction to net interest income. We may recover a portion of forgone interest income when we liquidate foreclosed properties and collect credit enhancement proceeds.

•	Single-Family Credit Losses

The application of various credit risk management strategies throughout a loan’s life helped minimize single-family credit losses in 2003 despite mixed economic conditions.

Single-family credit losses include charge-offs plus foreclosed property expense (income). Interest forgone on nonperforming loans in our mortgage portfolio, which is presented in Table 43, results from credit performance and reduces our net interest income but is not reflected in our credit loss total. In addition, any other-than-temporary impairment related to credit quality reduces fee and other income but is not reflected in our credit loss total.

Table 44:    Single-Family Credit Loss Performance

	2003	2002	2001

	(Dollars in millions)
Charge-offs(1)	$100	$105	$96
Foreclosed property expense (income)	11	(36)	(20)

Credit-related losses	$111	$69	$76

Charge-off ratio(2)	.005%	.006%	.007%
Credit loss ratio(3)	.006	.004	.005

(1)	Charge-offs for 2002 include $1 million related to foreclosed Federal Housing Administration loans that are reported in the balance sheet under “Acquired property and foreclosures claims, net.”

(2)	Represents charge-offs divided by average single-family mortgage credit book of business.

(3)	Represents credit losses divided by average single-family mortgage credit book of business.

As shown in Table 44, single-family credit-related losses increased by $42 million in 2003 to $111 million following a decrease of $7 million in 2002. The credit loss ratio (ratio of credit losses to the average mortgage credit book of business) on our single-family mortgage credit book of business also increased slightly to ..6 basis points in 2003 after a decline of .1 basis points in 2002 to .4 basis points. The increase in single-family credit-related losses was due in part to a rising number of REO acquisitions. The number of properties acquired through foreclosure increased 37 percent in 2003 to 26,788. The increase in acquired properties during 2003 is reflective of expansion in our mortgage credit book of business over the past few years and an increase in higher risk loans. In addition, select geographic regions, particularly the South, experienced more difficult economic conditions that contributed to an increase in foreclosures.

Table 45 shows foreclosed property or REO activity in Fannie Mae’s single-family mortgage credit book for the last three years.

Table 45:    Single-Family Foreclosed Property Activity

	2003	2002	2001

Inventory of foreclosed properties (REO)(1)	13,749	9,975	7,073
Dispositions of REO	23,014	16,598	13,827
Geographic analysis of acquisitions:(2)
Midwest	7,382	4,742	2,836
Northeast	1,997	2,053	2,165
Southeast	8,539	5,614	4,061
Southwest	6,636	4,461	2,691
West	2,234	2,630	2,733

Total properties acquired through foreclosure	26,788	19,500	14,486

(1)	Includes deeds-in-lieu of foreclosure.

(2)	See Table 39 for states included in each geographic region.

Multifamily

We also purchase or guarantee loans on multifamily properties— properties with more than four residential units. We typically provide financing either in the form of single asset loan purchases, principally through the Delegated Underwriting and Servicing (“DUS”) product line, or through a negotiated transaction involving a pool of multifamily properties. The principal credit risks of multifamily property financings involve the following:

•	Physical condition and financial performance of the property

•	Market conditions in the geographic location of the property

•	Ability and intent of the borrower to repay the loan

•	Structure of the financing

1.	Managing the profile and quality of mortgages in the multifamily mortgage credit book.

Numerous characteristics impact the mortgage credit risk on a particular multifamily loan. These characteristics include the type of mortgage loan, the type and location of the property, the condition and value of the property, the financial strength of the borrower and lender, and the current and anticipated cash flows on the property. These and other factors affect both the amount of expected credit loss on a given loan and the sensitivity of that loss to changes in the economic environment. We employ various strategies to understand and control the overall risk in each loan we purchase or guarantee. While we may purchase or securitize mortgages from approved risk sharing lenders under the DUS product line without prior review of mortgages that are less than a specified dollar amount ($20 million in 2003), lenders represent and warrant that DUS loans they originate are consistent with our underwriting requirements. Approximately 66 percent of our multifamily mortgage credit book consisted of DUS products or business at December 31, 2003, compared with 67 percent at the end of 2002.

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

We use credit enhancements to transform the risk and return profile of multifamily loans that we purchase or guarantee consistent with our corporate credit risk management objectives. In most of our business arrangements, lenders in the DUS product line bear losses on the first five percent of UPB and share in remaining losses up to a prescribed limit. On negotiated pool transactions or structured credit facilities, we generally have full or partial recourse to lenders or third parties for loan losses. The credit enhancement provider may back up its obligation with letters of credit, investment agreements, or pledged collateral. Third-party recourse providers for structured and other transactions include government and private mortgage insurers. While credit enhancements reduce our mortgage-related credit losses, they also generate institutional counterparty risk, which we discuss further in the Institutional Counterparty Credit Risk section. Table 46 presents our multifamily credit risk sharing profile at December 31, 2003, 2002, and 2001.

Table 46:    Multifamily Credit Risk Sharing Profile

	December 31,

	2003	2002	2001

Credit enhanced(1)	92%	91%	85%
Non-credit enhanced	8	9	15

Total	100%	100%	100%

(1)	Includes loans with shared risk, full or partial recourse to the lender, or pledged collateral. Shared risk represents 70 percent, 78 percent, and 71 percent of the total multifamily mortgage credit book of business at December 31, 2003, 2002, and 2001, respectively.

3.	Assessing the sensitivity of the profitability of the multifamily mortgage credit book of business to changes in composition and the economic environment.

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

As part of our risk management activities, we perform detailed loss reviews, address borrower and geographic concentrations, assess lender qualifications, evaluate counterparty risk, and track property performance and contract compliance. The special asset management team manages troubled assets from default through foreclosure and property disposition, if necessary. Given the size of multifamily loans, we generally require servicers to submit periodic operating information and property condition reviews to monitor the performance of individual loans. We use this information to evaluate the credit quality of our book, identify potential problem loans, and initiate appropriate loss mitigation activities.

Multifamily Mortgage Credit Book Performance

The slow economic recovery, particularly the lack of new job creation, has had an adverse effect on our multifamily property performance resulting in increased vacancies and decreased property operating income. Multifamily credit-related losses totaled $12 million in 2003, compared with $19 million in 2002 and $5 million in 2001. The higher level of credit losses in 2003 and 2002 reflect an increase in foreclosures. However, we have had historically low credit loss ratios of less than 3 basis points over the past three years as shown in Table 47.

Table 47:    Multifamily Credit Loss Performance

	Year Ended December 31,

	2003	2002	2001

	(Dollars in millions)
Charge-offs	$11	$19	$1
Foreclosed property expense	1	—	4

Credit-related losses	$12	$19	$5

Credit loss ratio(1)	.012%	.022%	.007%
Serious delinquency rate(1)(2)	.27	.05	.27
Properties acquired through foreclosure(2)	19	3	1

(1)	Prior year numbers have been restated to reflect our new method of reporting delinquencies and include Fannie Mae’s credit enhancement of housing bonds issued by state and local government entities.

(2)	Includes both primary and secondary risk.

Multifamily serious delinquencies include loans that are 60 days or more past due. We base the multifamily serious delinquency rate on the UPB of delinquent loans divided by the UPB of multifamily loans we own or guarantee. Our multifamily serious delinquency rate increased to ..27 percent at year-end 2003 from .05 percent at the end of 2002. This increase is mainly attributed to the addition of $119 million in seriously delinquent loans from two borrowers. At the end of 2001, our multifamily serious delinquency rate was .27 percent primarily due to two seriously delinquent loans totaling $118 million on properties in New York City affected by the World Trade Center disaster that were restructured or became current in 2002. Over the last three years, multifamily credit losses and serious delinquencies have been at historically low levels. Due to declining real estate fundamentals in the multifamily market over the last several years, we have experienced significant growth in our watch list and, as a result, anticipate higher losses in 2004.

We generally stop accruing interest on multifamily loans that we own when principal and interest on these loans is 90 days past due and collection of principal and interest is doubtful. Table 48 summarizes the amount of nonaccrual multifamily loans at December 31, 1999 through December 31, 2003. In addition, it identifies the amount of interest income that we would have recorded during those periods if nonperforming loans had performed according to contractual terms during the year, the amount of interest income accrued on those loans during the portion of the year when they were performing, and the principal balance of accruing loans past 90 days due at December 31.

Table 48:    Nonperforming Multifamily Loans

	2003	2002	2001	2000	1999

	(Dollars in millions)
Nonaccrual loans at December 31	$45	$14	$22	$—	$4
Interest income forgone(1)	1	1	—	—	—
Interest income recognized during year(2)	2	—	1	—	—
Accruing loans past due 90 days and greater at December 31(3)	2	10	5	3	9

(1)	Forgone interest income represents the amount of interest income that would have been recorded during the year on nonperforming loans at December 31 had the loans performed according to contractual terms.

(2)	Represents estimated interest income recognized during the year on loans classified as nonperforming at December 31.

(3)	Principal balance of loans at December 31 that are 90 days or greater past due and continuing to accrue interest.

Equity Financing for Multifamily Properties

We also provide equity financing for multifamily properties. Equity financing typically takes the form of limited partnership investments in affordable housing projects that produce low-income housing tax credits. The tax benefits we receive from these properties represent our primary economic return on our equity investments.

Because our equity financings have the same property-related credit risks as other multifamily financings, we track property condition and financial performance throughout the life of these investments. We also evaluate the strength of our investment sponsors and third party asset managers through periodic financial and operational assessments. At December 31, 2003 and 2002, approximately 47 percent and 33 percent, respectively, of our equity investments in low-income housing tax credit properties had an economic return guaranteed by an investment grade counterparty.

Internal Revenue Service requirements govern the recognition of tax credits. These requirements include maintaining the properties with a specified level of affordable housing units over a 15-year period. Failure to meet IRS requirements can trigger a recapture of tax credits from the IRS. For the years ended December 31, 2003, 2002, and 2001, the amounts of tax credit recapture were not significant.

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

Our overall objective in managing institutional counterparty credit risk is to maintain individual counterparty exposures within a range that allows us to achieve our overall financial performance objective of stable and predictable earnings. Central elements of our approach to managing institutional counterparty credit risk include: (1) stringent counterparty eligibility standards appropriate to each exposure type and level, (2) collateralization of exposures where appropriate, (3) policies to ensure our counterparty exposures are diversified to avoid excessive concentration of risk, and (4) intensive exposure monitoring and management.

1.	Maintaining stringent counterparty eligibility standards appropriate to each exposure type.

We generally require that our counterparties have an investment grade credit rating. A rating of BBB-/ Baa3/ BBB- or higher by Standard & Poor’s, Moody’s Investor Service, and Fitch, respectively, is considered an investment grade rating. For mortgage insurance counterparties, we have generally required a minimum rating of AA-/ Aa3/ AA-. For our risk sharing, recourse, and mortgage servicing counterparties, we do not always require an investment grade credit rating because we believe the risk of loss is lower. We have ongoing, extensive mortgage purchase and mortgage servicing relationships with these counterparties, and in most instances, we also have contractual rights, collateral, letters of credit, or investment agreements to secure the obligation.

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

We also have contractual rights that can offset exposure in the event of a counterparty default. For example, if an insurer cannot provide mortgage insurance in accordance with our requirements, most of our mortgage insurance policies have provisions that allow us to use borrower paid mortgage insurance premiums to obtain substantially equivalent protection. If this insurance is unavailable at an acceptable cost, we can retain the premium and use it to obtain other credit enhancement or as a loss reserve. Similarly, we have the contractual right to terminate a single-family or multifamily lender’s status as a servicer in the event the lender fails to fulfill its servicing obligations or fails to reimburse Fannie Mae for losses that the lender assumed. In that event, we would either sell the servicing rights or use the servicing fees to offset any losses related to the lender’s failure.

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

Individual business units are responsible for managing the counterparty exposures routinely associated with their activities. The Counterparty Risk Management team reviews business unit policies, procedures, and approval authorities, and the Credit Risk Subcommittee approves these internal controls.

Non-derivative institutional counterparty risk primarily includes exposure created by mortgage insurance policies, other credit enhancement arrangements with lenders and others, mortgage servicing contracts with lenders, and liquidity investments in corporate obligations or nonmortgage asset-backed securities. We discuss derivative counterparty risk under “MD&A—Portfolio Investment Business Operations—Funding—Derivative Instruments.”

Mortgage Insurers

The primary risk associated with mortgage insurers is that they will fail to fulfill their obligations to reimburse us for claims under insurance policies. We were the beneficiary of primary mortgage insurance coverage on $309 billion of single-family loans in portfolio or underlying MBS at December 31, 2003, which represented 15 percent of our single-family book of business, compared with $316 billion or 18 percent of our single-family book of business at December 31, 2002. Seven mortgage insurance companies, all rated AA or higher by S&P, provided approximately 98 and 99 percent of the total coverage at the end of 2003 and 2002, respectively. We recently issued revised mortgage insurer approval requirements. Our revisions were intended to modernize our requirements in light of OFHEO’s risk based capital rule and changes in the mortgage insurance industry. The revisions focus on safety and soundness of these vital partners and create a transparent and consistent set of standards. We expect that all currently approved mortgage insurers will be compliant with the revised requirements when they take effect on January 1, 2005.

Lenders with Risk Sharing

The primary risk associated with lenders providing risk sharing agreements is that they will fail to reimburse us for losses as required under these agreements. We had recourse to lenders for losses on single-family loans totaling an estimated $51 billion at December 31, 2003 and $44 billion at December 31, 2002. The quality of these counterparties is high, with investment grade counterparties accounting for 59 percent and 53 percent of lender recourse obligations at the end of 2003 and 2002, respectively. We also require some lenders to pledge collateral to secure their recourse obligations. At December 31, 2003 and 2002, we held $137 million and $204 million in collateral, respectively, to secure single-family lender recourse transactions. In addition, single-family lenders with recourse obligations received servicing fees on $1.835 trillion and $1.452 trillion of mortgages at year-end 2003 and 2002, respectively. A portion of these servicing fees effectively serves as collateral.

We had full or partial recourse to lenders on multifamily loans totaling $108 billion and $82 billion at December 31, 2003 and 2002, respectively. Our multifamily recourse obligations generally were partially or fully secured by reserves held in custodial accounts, insurance policies, letters of credit from investment grade counterparties rated A or better, or investment agreements. In addition, all multifamily lenders with recourse obligations received servicing fees, a portion of which effectively serves as collateral.

Mortgage Servicers

The primary risk associated with mortgage servicers is that they will fail to fulfill their servicing obligations. Mortgage servicers collect mortgage and escrow payments from borrowers, pay taxes and insurance costs from escrow accounts, monitor and report delinquencies, and perform other required activities on our behalf. A servicing contract breach could result in credit losses for us, or we could incur the cost of finding a replacement servicer. For most servicers, we mitigate this risk in several ways. First, we require mortgage servicers to maintain a minimum reserve servicing fee rate to compensate a replacement servicer in the event of a servicing contract breach. We also manage this risk by requiring servicers to follow specific servicing guidelines and by monitoring each servicer’s performance using loan-level data. We conduct on-site reviews of compliance with servicing guidelines and mortgage servicing performance. We also work on-site with nearly all of our major servicers to facilitate loan loss mitigation efforts and improve the default management process. In addition, we review quarterly financial information on servicers. Our ten largest single-family mortgage servicers serviced 63 percent of our single-family book of business, and the largest single-family mortgage servicer serviced 18 percent of our single-family book of business at the end of 2003 and 2002. Our 15 largest multifamily mortgage servicers serviced 73 percent of our multifamily book of business at year-end 2003, compared with 70 percent at year-end 2002. The largest multifamily servicer serviced 12 percent of our multifamily book of business at the end of 2003 and 2002.

Liquid Investments

The primary credit risk associated with our liquid investments is that issuers will not repay us in accordance with contractual terms. The level of credit risk in our liquid investments is low because these investments are primarily high-quality, short and medium-term investments, such as federal funds and time deposits, commercial paper, asset-backed securities, and corporate floating rate notes. Our nonmortgage investments, which account for the majority of our liquid investments, totaled $59 billion and $39 billion at the end of 2003 and 2002, respectively. The majority of our asset-backed nonmortgage-related securities are rated AAA by S&P. Our unsecured investments are generally rated A or higher by S&P. Approximately 98 percent of our nonmortgage investments had a credit rating of A or higher at December 31, 2003, compared with 94 percent at December 31, 2002.

OPERATIONS RISK MANAGEMENT

Although our primary market risks are interest rate risk and credit risk, we also are subject to operations risk. Operations risk is the risk of potential loss resulting from a breakdown in, or failure to establish, effective procedures and controls. Examples of control breakdowns include the absence or circumvention of internal controls, human error, systems failure and fraud. Fannie Mae looks to its senior leadership team and its Office of Auditing to understand and mitigate operations risk. Our Operations, Transactions, and Investment Committee (“OTI”) chaired by our Chief Operating Officer is responsible for corporate-wide oversight, organization, and management of operations risk. Senior management has implemented comprehensive procedures and internal controls to decrease the likelihood of control breakdowns. The Office of Auditing independently tests the adequacy of, and adherence to, these internal controls and related policies and procedures. Fannie Mae actively manages its operations risk through a number of oversight functions including:

•	Exception reporting and managerial oversight of financial and forecasting information through verification, reconciliation and independent testing

•	Management control self-assessment questionnaires that identify key risks, controls in place to mitigate those risks, known control weaknesses and plans to address those weaknesses

•	Key Performance Indicators (“KPIs”) that measure and track key operational metrics and potential exposure

•	Quarterly senior and executive management internal control reporting and certifications

•	Audit test work that validates the adequacy of the internal control environment and the reporting of this work directly to the Audit Committee of the Board of Directors

•	Comprehensive disaster recovery planning, provisioning and testing

Management regularly reconciles financial, accounting and model results to source documentation to ensure completeness and accuracy of financial reporting. Financial forecast model results are also reconciled to actual results and the models are recalibrated as necessary to both improve them and mitigate modeling risk. The Office of Auditing also periodically benchmarks critical models, evaluates the reasonableness of the underlying assumptions, and validates key algorithms within them. Management self-assesses their operational risk and internal control environment within parameters established by Audit and then attests to the accuracy of this assessment quarterly. Audit reviews and validates these assessments to ensure reasonableness, accuracy and full disclosure.

KPIs monitor primary operational metrics and facilitate quick and effective senior management attention should adverse trends develop. KPIs and related audit work focus on the following operational risks:

•	Market Volatility and Modeling: Potential losses due to ineffective portfolio management, rising delinquencies or erroneous interest rate or credit risk modeling

•	Underwriting Effectiveness: Losses due to the failure of management or our lender counterparties to apply appropriate underwriting techniques

•	Counterparty Risk: Losses due to inadequate monitoring and risk mitigation resulting in exposure to counterparties who fail to meet their obligations to Fannie Mae. Counterparties include lenders and loan servicers, credit enhancers, document custodians, derivative partners and other service providers

•	Transaction Processing: Losses due to inadequate transaction processing controls, such as ineffective management oversight and reconciliation processes, erroneous wire transfers or loan deliveries, fraud, trade failures, release of inaccurate securities information, etc.

•	Systems Availability: Failure to meet internal or external production or functionality requirements due to inoperable application systems, inconsistent performance, insufficient capacity or disaster recoverability

•	Information Security: Financial losses and potential liability due to unauthorized systems access and corruption or destruction of critical, proprietary or confidential data

•	Mission Alignment: Absence of appropriate leadership or business model resulting in regulatory sanction, reputation damage or litigation due to noncompliance with laws, regulations, or Charter requirements

•	Financial Reporting: Economic or reputation loss due to erroneous or delayed release of financial reports

The Office of Auditing reports KPIs monthly and each KPI is based upon clearly defined and quantifiable performance thresholds. Senior management evaluates KPI activity and implements prompt corrective action as necessary. Audit tests the integrity of this process by periodically validating the underlying data and control environment.

Quarterly, senior and executive management certify that internal controls are adequate, self-assessment questionnaires and KPIs are accurate, and that all significant issues or control weaknesses that could have a material impact on the financial statements have been disclosed. The Office of Auditing reviews this information for reasonableness and reports its results to the Disclosure Committee. These certifications provide a primary component supporting the Chief Executive Officer’s and Chief Financial Officer’s written certifications that the financial statements fairly present Fannie Mae’s financial condition and results of operations in all material respects.

In addition to the oversight functions indicated above, the Office of Auditing annually assesses potential risk and the underlying control environment by major business process across the company and then implements a comprehensive, risk-based audit plan to validate that risk and the key controls necessary to mitigate it. Audit also performs third-party audits to assess counterparty risk and to substantiate related internal controls. Many of these audits are of entities that either sell or service loans for Fannie Mae where their financial and operational controls are evaluated by:

•	reviewing the financial statements and assessing compliance with our net worth and insurance coverage requirements to assess financial strength, eligibility and capability of doing business with Fannie Mae;

•	testing cash and custodial accounting controls to ensure both Fannie Mae and borrower funds are held in qualified institutions and that the funds are properly accounted for, safeguarded and remitted; and

•	determining that key controls associated with loan underwriting, accounting, reporting and servicing are operating effectively, loan activity is accurately reported and that our mortgage assets are protected.

Fannie Mae has also developed and provided the necessary infrastructure for comprehensive disaster recovery plans covering both application systems and business operations that are designed to restore critical operations with minimal interruption. Major components of this plan are tested annually at established contingency sites.

LIQUIDITY AND CAPITAL RESOURCES

Fannie Mae’s statutory mission requires that we provide ongoing assistance to the secondary market for mortgages. Our ability to continually raise low-cost capital is critical to fulfilling our housing mission of providing liquidity to the secondary mortgage market and promoting homeownership to low- and moderate-income families. We primarily rely on debt to purchase mortgage assets and to supply liquidity to the secondary market. Our mortgage asset purchases totaled $573 billion and $371 billion in 2003 and 2002, respectively, based on unpaid principal balance. We issued $2.586 trillion of debt in 2003 and $1.874 trillion in 2002 to fund those purchases and to replace maturing, called or repurchased debt. We take a long-term approach to our funding and capital management strategy because of our continuous requirements for large amounts of funding. Fannie Mae’s liquidity and capital position is actively managed to preserve stable, reliable, and cost-effective sources of cash to meet all current and future normal operating financial commitments, meet our regulatory capital requirements, and handle any unforeseen liquidity crisis.

Liquidity

Fannie Mae’s primary sources of liquidity include proceeds from the issuance of debt, principal and interest received on our mortgage portfolio, guaranty fees earned on our MBS, and principal and interest received on our liquid investments. Primary uses of liquidity include the purchase of mortgage assets, repayment of debt, interest payments, administrative expenses, taxes, and fulfillment of Fannie Mae’s MBS guaranty obligations. Our liquid assets, which include our liquid investments net of any cash and cash equivalents pledged as collateral, totaled $65 billion at December 31, 2003, compared with $57 billion at December 31, 2002.

As part of our voluntary safety and soundness discipline, we adhere to 14 principles for sound liquidity management established by the Basel Committee on Banking Supervision. These principles outline the appropriate structure for managing liquidity and market access, a process for measuring and monitoring net funding requirements, the need for contingency plans, the necessary controls for liquidity risk management, and the role of public disclosure and regulatory oversight. We monitor our liquidity position through a combination of daily, weekly and monthly reports to help set strategies and make funding decisions. Our analyses include:

•	projected cash flows and funding needs,

•	targeted funding terms and various funding alternatives for achieving those terms,

•	cost of debt and the most efficient ways to achieve desired funding, and

•	market conditions and upcoming economic indicators and other factors that could impact the capital markets and our funding capabilities.

Table 49 summarizes the effect that our minimum debt payments and other material noncancelable contractual obligations as of December 31, 2003 are expected to have on our liquidity and cash flows in future periods.

Table 49:    Contractual Obligations

	Payments Due by Period

		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years

	(Dollars in millions)
Debt due within one year	$483,193	$483,193	$—	$—	$—
Debt due after one year(1)	478,539	—	173,592	125,650	179,297
Operating leases(2)	237	38	70	53	76
Forward loan purchase commitments(3)	18,372	18,372	—	—	—
Other contractual purchase obligations(4)	424	150	65	60	149

Total contractual obligations	$980,765	$501,753	$173,727	$125,763	$179,522

(1)	Payments represent principal amounts of debt payable assuming we pay off callable debt at maturity. Note 6 of our financial statements shows future debt payments assuming we redeem callable debt at the initial call date.

(2)	Includes office space, other facility, and copier leases.

(3)	See additional discussion in “MD&A—Credit Guaranty Business Operation—Off-Balance Sheet Transactions.”

(4)	Includes only unconditional purchase obligations that are subject to a cancellation penalty. Arrangements that may be cancelled without penalty are excluded.

We have historically had ready access to funding for the following reasons:

•	Our Credit Quality: In February 2001, Standard & Poor’s assigned Fannie Mae a AA- “risk to the government” rating. In February 2002, Moody’s Investors Service assigned us an A- Bank Financial Strength Rating. The highest possible levels for these ratings are AAA from Standard & Poor’s and A from Moody’s. These ratings are continuously monitored by each rating agency. Additionally, our senior unsecured debt has been rated AAA, Aaa, and AAA by Fitch, Inc., Moody’s Investors Service, and Standard & Poor’s, respectively. Fitch, Moody’s, and Standard & Poor’s rated our short-term debt F1+, Prime-1 or P-1, and A-1+, respectively.

•	Our Standing in the Capital Market: We are an active participant in the global financial markets and one of the world’s largest private issuers of debt securities. Our debt obligations are traded in the “agency securities market.” The agency securities market includes securities issued by government-sponsored enterprises (“GSEs”). While the U.S. government does not guarantee our debt, directly or indirectly, securities issued by GSEs are typically perceived to be of high credit quality.

•	Our Efficiency: We have demonstrated a long-term commitment to investors in the organized way we bring debt issues to market and monitor performance in the secondary market. We have successfully developed new funding products and markets with a variety of terms and features to appeal to a wide spectrum of investors. In addition, we may transform the debt into terms and other features that better match our funding needs through our efficient use of derivatives.

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

Each day we update and analyze cash commitments and anticipated cash flows for the next 90 days. Our analysis indicates how we expect to obtain funds during that period in the event we cannot access the capital markets. In the event of a market disruption in which we could not issue debt, we could liquidate our liquid investments or borrow against our mortgage portfolio to meet our operational needs:

•	Fannie Mae’s Liquid Investments primarily consist of high-quality securities that are readily marketable or have short-term maturities and serves as the primary means for ensuring that we maintain sufficient liquidity. We can use our liquid investments as necessary for liquidity purposes or to reinvest in readily marketable, high credit quality securities that can be sold to raise cash. If our access to the debt capital markets is ever impaired, we first will utilize our liquid investments to generate the cash necessary to meet our liquidity needs. Our initial source of funds would come from the ongoing maturity of short-term investments. If additional funds were needed, we would sell assets to generate these funds. As part of our voluntary commitments, we have publicly pledged to maintain a portfolio of high-quality, liquid assets equal to at least 5 percent of total on-balance sheet assets. The ratio of liquid assets to total assets was 6.5 percent and 6.4 percent at December 31, 2003 and 2002, respectively.

•	Fannie Mae’s Mortgage Portfolio consists of assets that could be pledged as collateral for financing in the repurchase agreement market. We are able to borrow against Fannie Mae’s mortgage assets in the market for mortgage repurchase agreements. We test this capability through periodic issuance. At December 31, 2003 and 2002, we had approximately $511 billion and $448 billion, respectively, in eligible mortgage-related securities of which, $4.6 billion and $8.6 billion, respectively, had been pledged as collateral under repurchase agreements.

Capital Resources

Regulatory Environment

Fannie Mae is subject to capital adequacy standards established by the Federal Housing Enterprises Financial Safety and Soundness Act of 1992 (“1992 Act”) and continuous examination by OFHEO, which was established by the 1992 Act. The regulatory capital framework incorporates two different quantitative assessments of capital—a minimum and a risk-based capital standard. While the minimum capital standard is ratio-based, the risk-based capital standard is based on simulated stress test performance. Fannie Mae is required to maintain sufficient capital to meet both of these requirements in order to be deemed “adequately capitalized.” OFHEO’s examination program provides an assessment of capital adequacy in support of the overall classification process.

For purposes of the minimum capital standard, Fannie Mae is considered adequately capitalized if core capital equals or exceeds the minimum capital and a lower “critical” capital requirement. Core capital is defined by OFHEO as the stated value of common stock, the stated value of outstanding noncumulative perpetual preferred stock, paid-in capital, and retained earnings, less treasury stock. Core capital excludes accumulated other comprehensive income because AOCI incorporates unrealized gains (losses) on derivatives and certain securities, but not the unrealized losses (gains) on the remaining mortgages and securities or liabilities used to fund the purchase of these items. The ratio-based minimum capital standard is the sum of 2.50 percent of on-balance sheet assets, .45 percent of outstanding MBS, and .45 percent of adjusted off-balance sheet obligations. Equivalent critical capital levels are set at 1.25 percent, .25 percent, and .25 percent respectively.

Fannie Mae’s total capital base is used to meet risk-based capital requirements. Total capital is defined by OFHEO as the sum of core capital and the total allowance for loan losses and guaranty liability for MBS, less the specific loss allowance. Table 50 shows our core capital and total capital at December 31, 2003 and 2002. Core capital grew to $34.4 billion at December 31, 2003 from $28.1 billion at December 31, 2002. Total capital grew to $35.2 billion at the end of 2003 from $28.9 billion at year-end 2002.

Table 50:    Capital Requirements

	December 31,

	2003(1)	2002

Core capital(2)	$34,405	$28,079
Required minimum capital(3)(6)	31,520	27,203

Excess of core capital over minimum capital(6)	$2,885	$877

Total capital(4)	$35,182	$28,871
Required risk-based capital(7)	Not available	17,434

Excess of total capital over required risk-based capital (7)	Not available	$11,437

Required critical capital(5)(6)	$16,113	$13,880
Excess of core capital over required critical capital(6)	18,292	14,199

(1)	Amounts at December 31, 2003 represent estimates, pending OFHEO’s certification, which is generally provided no later than 3 months following the end of each quarter.

(2)	The sum of (a) the stated value of outstanding common stock; (b) the stated value of outstanding noncumulative perpetual preferred stock; (c) paid-in capital; and (d) retained earnings, less treasury stock. Core capital excludes AOCI.

(3)	The sum of (a) 2.50 percent of on-balance sheet assets; (b) .45 percent of outstanding MBS; and (c) .45 percent of other off-balance sheet obligations, which may be adjusted by the Director of OFHEO under certain circumstances (See 12 CFR 1750.4 for existing adjustments made by the Director of OFHEO).

(4)	The sum of (a) core capital and (b) the total allowance for loan losses and guaranty liability for MBS, less (c) the specific loss allowance. The specific loss allowance totaled $20 million and $19 million at December 31, 2003 and 2002, respectively.

(5)	The sum of (a) 1.25 percent of on-balance sheet assets; (b) .25 percent of outstanding MBS; and (c) .25 percent of other off-balance sheet obligations, which may be adjusted by the Director of OFHEO under certain circumstances.

(6)	The December 31, 2002 amounts do not reflect the effect of the balance sheet reclassification of amounts associated with the guaranty liability for MBS that we own from our “Allowance for loan losses” to “Guaranty liability for MBS.”

(7)	Amount at December 31, 2003 will not be available until the end of March 2004. OFHEO reports Fannie Mae’s risk-based capital at the end of each quarter on a lagged quarterly basis.

Pursuant to requirements of the 1992 Act, OFHEO published regulations in September 2001, as amended on March 15, 2002, establishing a risk-based capital stress test to determine the amount of total capital we must hold under the risk-based capital standard on a quarterly basis. OFHEO formally implemented the risk-based capital standard on September 13, 2002. Our total capital exceeded our risk-based capital requirement of $27.9 billion by $5.7 billion at September 30, 2003, the most recent quarter for which OFHEO has published the risk-based standard. At the end of 2002, our total capital base exceeded the risk-based capital requirement of $17.4 billion by $11.4 billion. Our Risk Policy Committee, chaired by the Chief Financial Officer, ensures compliance with economic and regulatory risk-based capital requirements as well as our voluntary initiative to supplement our equity capital with the issuance of subordinated debt.

OFHEO employs a rigorous stress test to formally compute the company’s binding risk-based capital requirement. The regulatory stress test simulates the company’s performance over a 10-year period of severe economic conditions characterized by both extreme interest rate movements and mortgage default rates. Stress test results indicate the amount of capital required to survive such prolonged economically stressful conditions absent new business or active risk management action. The regulatory risk-based capital requirement includes an additional 30 percent surcharge to cover unspecified management and operations risk.

The first full year of application of the regulatory stress test was 2003. Each quarter, OFHEO runs a detailed profile of our corporate book of business through a computer simulation model that utilizes cash flows and the economics of individual transactions to evaluate our risk and measure our capital adequacy. OFHEO makes the results of its stress tests publicly available. In each of the quarters for which OFHEO has used risk-based capital in its determination of capital adequacy, we have shown a significant capital surplus relative to our risk-based capital requirements. Table 51 details the results of our official requirements published to date.

Note that results may not be directly correlated with our other risk measures, such as the duration gap, given that stress tests focus on extreme scenarios.

Table 51:    Regulatory Stress Test Results

	Risk-Based		Reported
Quarter	Capital		Capital
Ended	Requirement(1)	Total Capital	Surplus(1)

	(Dollars in millions)
9/30/02	$21,440	$27,278	$5,838
12/31/02	17,434	28,871	11,437
3/31/03	16,555	30,309	13,753
6/30/03	18,114	31,469	13,355
9/30/03	27,853	33,542	5,689
12/31/03	Not available	35,182	Not available

(1)	Amount at December 31, 2003 will not be available until the end of March 2004. OFHEO reports Fannie Mae’s risk-based capital at the end of each quarter on a lagged quarterly basis.

Because our risk management strategies are designed to address multiple objectives concurrently, we expect variability in our risk-based reported capital surplus from period-to-period. For example, our reported risk-based capital surplus declined between the end of June 2003 and September 2003 due to aggressive actions we took during the third quarter to rebalance our portfolio. In response to a rapid increase in long-term market rates, we significantly lengthened the maturity of our liabilities to provide additional protection against the risk of a rising interest rate environment and to maintain our various risk metrics within our targeted reference points. While the shift to longer-term liabilities enhanced our up-rate environment stress-test results, our actions— as expected— created additional exposure and increased our risk-based capital requirements in the down-rate stress test. We view the reported decline in the risk-based capital surplus during the third quarter of 2003 as entirely consistent with our overall risk management objectives as they pertain to optimal capital deployment and capital adequacy needs.

During 2003, several bills were introduced in Congress that propose to alter the regulatory regime under which Fannie Mae operates. These bills seek to transfer regulatory responsibility for overseeing Fannie Mae’s financial safety and soundness from OFHEO to a bureau under the U.S. Department of the Treasury. Some of the bills would also move various of the HUD’s regulatory authorities over Fannie Mae to the Treasury bureau. Several bills seek to provide additional or expanded powers to Fannie Mae’s regulators. We cannot predict whether any legislation will be approved by Congress and signed into law by the President and, if so, the final form, effective date of the legislation, or impact on Fannie Mae’s capital requirements.

Capital Activity

Common shares outstanding, net of shares held in treasury, totaled approximately 970 million and 989 million at December 31, 2003 and 2002, respectively. During 2003, Fannie Mae issued 2.8 million common shares from treasury for employee and other stock compensation plans. We issued 7.0 million common shares from treasury during 2002 to fund our 2001 commitment of $300 million to the Fannie Mae Foundation and for employee and other stock compensation plans. In January 2003, Fannie Mae’s Board of Directors approved a share repurchase program under which up to 5 percent of common shares outstanding as of December 31, 2002 could be purchased by the Company. At the same time, the Board approved the repurchase of additional shares to offset stock issued (or expected to be issued) under the Company’s employee benefit plans. This share repurchase program replaces the repurchase program in effect since 1996 and has no specified expiration date. As part of the continuation of our capital restructuring program, we repurchased 21.3 million common shares at a weighted average cost per share of $65.28 in 2003 and 15.4 million common shares at a weighted average cost per share of $76.01 in 2002. We repurchased the stock pursuant to our share repurchase program and to offset the dilutive effect of common shares issued in conjunction with various stock compensation programs.

We raised additional equity of $1.430 billion in 2003 and $1 billion in 2002 by issuing Non-Cumulative Preferred Stock. We had no preferred stock redemptions during 2003. Preferred stock redemptions totaled $625 million in 2002. Preferred stock accounted for 11.9 percent of our core capital at December 31, 2003, versus 9.5 percent at December 31, 2002.

In January 2004, our Board of Directors approved a quarterly common stock dividend for 2004 of $.52 per common share, an increase of 16 percent over the $.45 dividend paid during the third and fourth quarters of 2003 and a 33 percent increase over the $.39 dividend paid during the first two quarters of 2003. The increased dividend rate reflects management’s confidence in the strength and sustainability of Fannie Mae’s business performance. It also responds to increased investor focus on dividend payouts following the 2003 reduction in the tax rate on dividends. Our Board of Directors also approved preferred stock dividends for the period commencing December 31, 2003, up to but excluding March 31, 2004, as identified in Table 52.

Table 52:    Preferred Stock Dividends

		Shares Issued	Stated
		and	Value per	Annual		Redeemable on or
	Issue Date	Outstanding	Share	Dividend Rate		After

Series D	September 30, 1998	3,000,000	$50	5.250%		September 30, 1999
Series E	April 15, 1999	3,000,000	50	5.100		April 15, 2004
Series F	March 20, 2000	13,800,000	50	3.540	(1)	March 31, 2002	(3)
Series G	August 8, 2000	5,750,000	50	1.830	(2)	September 30, 2002	(3)
Series H	April 6, 2001	8,000,000	50	5.810		April 6, 2006
Series I	October 28, 2002	6,000,000	50	5.375		October 28, 2007
Series J	November 26, 2002	14,000,000	50	3.780	(4)	November 26, 2004
Series K	March 18, 2003	8,000,000	50	3.000	(5)	March 18, 2005
Series L	April 29, 2003	6,900,000	50	5.125		April 29, 2008
Series M	June 10, 2003	9,200,000	50	4.750		June 10, 2008
Series N	September 25, 2003	4,500,000	50	5.500		September 25, 2008

Total		82,150,000

(1)	Rate effective March 31, 2002. Variable dividend rate that resets every two years thereafter at the Constant Maturity U.S. Treasury Rate minus .16 percent with a cap of 11 percent per year.

(2)	Rate effective September 30, 2002. Variable dividend rate that resets every two years thereafter at the Constant Maturity U.S. Treasury Rate minus .18 percent with a cap of 11 percent per year.

(3)	Represents initial call date. Redeemable every two years thereafter.

(4)	Initial rate. Variable dividend rate that resets every two years thereafter at the two-year U.S. Dollar Swap Rate plus 1.38 percent with a cap of 8 percent per year.

(5)	Initial rate. Variable dividend rate that resets every two years thereafter at the two-year U.S. Dollar Swap Rate plus 1.33 percent with a cap of 8 percent per year.

We issued $4.0 billion of subordinated debt securities in 2003, $3.5 billion in 2002, and $5.0 billion in 2001. All of our subordinated debt issuances received ratings of AA- from Standard & Poor’s, Aa2 from Moody’s Investors Service, and AA by Fitch Ratings. Subordinated debt serves as a supplement to our equity capital although it is not a component of core capital. It provides a risk-absorbing layer to supplement core capital for the benefit of senior debt holders and is intended to serve as a consistent and early market signal of credit risk for investors. With outstanding Subordinated Benchmark Notes of $12.5 billion at December 31, 2003, we met our voluntary initiative of issuing sufficient subordinated debt to bring the sum of total capital and outstanding subordinated debt to at least 4 percent of on-balance sheet assets, after providing adequate capital to support off-balance sheet MBS, by the end of 2003. Total capital and outstanding subordinated debt represented 4.1 percent of on-balance sheet assets at December 31, 2003, compared with 3.7 percent of at December 31, 2002.

Accumulated Other Comprehensive Income

AOCI, which is not included in our regulatory core capital, totaled negative $12.0 billion at December 31, 2003, compared with a negative balance of $11.8 billion at December 31, 2002. FAS 133 requires that we record changes in the fair value of derivatives that qualify as cash flow hedges in AOCI, net of taxes, which accounts for a significant portion of the negative amounts reflected in AOCI. In addition, commencing with our July 1, 2003 adoption of FAS 149, we have designated forward commitments to purchase mortgage loans or mortgage-related securities that we intend to retain in our mortgage portfolio as cash flow hedges. Accordingly, changes in the fair value of these commitments are recorded in AOCI, to the extent effective.

On September 13, 2002, concurrent with the implementation of a new risk-based capital rule issued by OFHEO, we reclassified $135 billion of securities in our mortgage and nonmortgage investment portfolios from held-to-maturity to available-for-sale in accordance with FAS 115. At the time of this noncash transfer, the securities had gross unrealized gains of $5.503 billion and losses of $59 million. Prior to OFHEO’s risk-based capital rule, Fannie Mae was not subject to a risk-based capital standard. OFHEO’s new risk-based capital rule establishes a risk weight for Fannie Mae’s assets. FAS 115 specifically identifies “a significant increase in the risk weights of debt securities used for regulatory risk-based capital purposes” as a change in circumstance under which a company may reclassify securities from held-to-maturity to available-for-sale without calling into question the intent to hold other securities to maturity in the future. See “Government Regulation and Charter Act— Capital Requirements” for additional information on our risk-based capital rule.

PENDING ACCOUNTING PRONOUNCEMENTS

FIN 46R, Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 provides guidance on when a company should consolidate the assets, liabilities, and activities of a variable interest entity (“VIE”) and identifies when an entity should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is considered the primary beneficiary because it either absorbs a majority of the entity’s expected losses, a majority of the expected returns, or both. QSPEs, which we use to issue MBS, are exempt from FIN 46 unless a company has the unilateral ability to liquidate or change the QSPE. The original provisions of FIN 46 were effective February 1, 2003 for all arrangements entered into after January 31, 2003.

In December 2003, the FASB issued a revision of FIN 46 (“FIN 46R”) to clarify some of its provisions. The revision results in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretations or the revised interpretations. However, all VIEs must be accounted for under the revised interpretations beginning in the first quarter of 2004, when FIN 46R is effective for Fannie Mae.

We are continuing to evaluate whether we have relationships with VIEs and, if so, whether we should consolidate them and disclose information about them as either the primary beneficiary or as an interest holder under FIN 46R. Based on the original FIN 46 guidance, several entities that Fannie Mae is involved with— primarily low-income housing tax credit partnerships— meet the definition of a VIE. However, we do not believe that we will be required to consolidate our interests in these VIEs under FIN 46R based on our preliminary assessment. We primarily serve as a limited partner in these arrangements and currently record the amount of our investment in these partnerships as an asset on our balance sheet and recognize our share of partnership income or losses in our income statement. We provide additional detail on our accounting for investments in low income housing tax credit partnerships and provide a summary of our primary partnership investment types in Note 1 to our financial statements.

Our investment balance of $4.3 billion at December 31, 2003 plus the risk of recapture of tax credits previously recognized on these investments represents our maximum exposure to loss. We believe the risk of recapture of previously recognized tax credits is low. Our exposure to loss on these partnerships is mitigated by the strength of our investment sponsors and third party asset managers as well as the condition and financial performance of the underlying properties. In certain of these partnerships, our exposure to loss is further mitigated by a guaranteed economic return from investment grade counterparties.

SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer

In December 2003, the Accounting Standards Executive Committee (“AcSEC”) of the AICPA issued Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”). SOP 03-3 applies to acquired loans where there has been evidence of deterioration in credit quality at the date of purchase and for which it is probable that the investor will not be able collect contractually required payments. It addresses the accounting for differences between the contractual cash flows of acquired loans and the cash flows expected to be collected from an investor’s initial investment in loans acquired in a transfer if those differences are attributable, at least in part, to credit quality.

SOP 03-3 limits the yield that may be accreted as interest income on such loans to the excess of an investor’s estimate of undiscounted expected principal, interest, and other cash flows from the loan over the investor’s initial investment in the loan. Subsequent increases in estimated future cash flows to be collected would be recognized prospectively in interest income through a yield adjustment over the remaining life of the loan. Decreases in estimated future cash flows to be collected would be recognized as an impairment expense. SOP 03-3 primarily applies prospectively to loans acquired in fiscal years beginning after December 15, 2004. We are in the process of evaluating the effect of SOP 03-3. While we have not completed our evaluation, we currently do not believe that the adoption of SOP 03-3 will have a material effect on Fannie Mae’s results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosure about market risk is set forth on pages 81 to 88 of this Form 10-K under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 8. Financial Statements and Supplementary Data

FANNIE MAE

Statements of Income
(Dollars and shares in millions, except per common share amounts)

	Year Ended December 31,

	2003	2002	2001

Interest income:
Mortgage portfolio	$49,754	$49,265	$46,478
Nonmortgage investments and cash equivalents	1,166	1,588	2,692

Total interest income	50,920	50,853	49,170

Interest expense:
Short-term debt	2,820	2,732	5,737
Long-term debt	34,531	37,555	35,343

Total interest expense	37,351	40,287	41,080

Net interest income	13,569	10,566	8,090

Other income:
Guaranty fee income (includes imputed interest of $214 million for 2003)	2,411	1,816	1,482
Fee and other income, net	437	232	151

Total other income	2,848	2,048	1,633

Other expenses:
Provision for losses	100	128	94
Foreclosed property expense (income)	12	(36)	(16)
Administrative expenses	1,463	1,219	1,017
Special contribution	—	—	300
Purchased options expense	2,168	4,545	37
Debt extinguishments, net	2,261	710	524

Total other expenses	6,004	6,566	1,956

Income before federal income taxes and cumulative effect of change in accounting principle	10,413	6,048	7,767
Provision for federal income taxes	2,693	1,429	2,041

Income before cumulative effect of change in accounting principle	7,720	4,619	5,726
Cumulative effect of change in accounting principle, net of tax effect	185	—	168

Net income	$7,905	$4,619	$5,894

Preferred stock dividends and issuance costs on redemptions	150	111	146

Net income available to common stockholders	$7,755	$4,508	$5,748

Basic earnings per common share:
Earnings before cumulative effect of change in accounting principle	$7.74	$4.54	$5.58
Cumulative effect of change in accounting principle	.19	—	.17

Net earnings	$7.93	$4.54	$5.75

Diluted earnings per common share:
Earnings before cumulative effect of change in accounting principle	$7.72	$4.52	$5.54
Cumulative effect of change in accounting principle	.19	—	.17

Net earnings	$7.91	$4.52	$5.71

Cash dividends per common share	$1.68	$1.32	$1.20
Weighted-average common shares outstanding:
Basic	977	992	1,000
Diluted	981	997	1,006

See Notes to Financial Statements.

FANNIE MAE

Balance Sheets
(Dollars in millions, except share stated values)

	December 31,

	2003	2002

Assets
Mortgage portfolio:
Mortgage-related securities:
Held-to-maturity	$475,152	$437,932
Available-for-sale	190,795	173,706

Total	665,947	611,638
Loans held-for-investment	234,699	189,147
Allowance for loan losses	(85)	(79)
Unamortized premiums (discounts) and deferred price adjustments, net	1,234	337

Mortgage portfolio, net	901,795	801,043
Loans held for securitization or sale	4,734	17,201

Total mortgage assets	906,529	818,244
Nonmortgage investments:
Held-to-maturity	6,822	2,499
Available-for-sale	52,671	36,794
Cash and cash equivalents	1,415	1,710
Accrued interest receivable	6,075	4,915
Acquired property and foreclosure claims, net	1,486	1,033
Derivatives in gain positions	8,191	3,666
Other	26,380	18,654

Total assets	$1,009,569	$887,515

Liabilities and Stockholders’ Equity
Liabilities:
Debentures, notes and bonds, net:
Senior debt:
Due within one year	$483,193	$382,412
Due after one year	464,529	458,600
Subordinated debt:
Due after one year	14,010	9,970

Total	961,732	850,982
Accrued interest payable	10,284	8,379
Derivatives in loss positions	1,600	5,697
Guaranty liability for MBS	712	729
Other	12,868	5,440

Total liabilities	987,196	871,227

Stockholders’ Equity:
Preferred stock, $50 stated value, 100 million shares authorized— 82.2 million shares issued and outstanding at December 31, 2003 and 53.6 million shares issued and outstanding at December 31, 2002	4,108	2,678
Common stock, $.525 stated value, no maximum authorization— 1,129 million shares issued at December 31, 2003 and 2002	593	593
Additional paid-in capital	1,864	1,839
Retained earnings	35,496	29,385
Accumulated other comprehensive loss	(12,032)	(11,792)

	30,029	22,703
Less: Treasury stock, at cost, 159 million shares at December 31, 2003 and 140 million shares at December 31, 2002	7,656	6,415

Total stockholders’ equity	22,373	16,288

Total liabilities and stockholders’ equity	$1,009,569	$887,515

See Notes to Financial Statements.

FANNIE MAE

Statements of Changes in Stockholders’ Equity
(Dollars and shares in millions)

	Net					Accumulated
	Common			Additional		Other		Total
	Shares	Preferred	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2001	999	$2,278	$593	$1,588	$21,619	$10	$(5,250)	$20,838
Comprehensive income:
Net income	—	—	—	—	5,894	—	—	5,894
Other comprehensive income, net of tax effect:
Transition adjustment from the adoption of FAS 133	—	—	—	—	—	(3,972)	—	(3,972)
Net cash flow hedging losses on derivatives hedging debt	—	—	—	—	—	(3,387)	—	(3,387)
Unrealized gain on securities transferred to available-for-sale	—	—	—	—	—	86	—	86
Unrealized gains on available-for-sale securities	—	—	—	—	—	198	—	198

Total comprehensive loss								(1,181)
Dividends ($1.20 dividends per common share in 2001)	—	—	—	—	(1,338)	—	—	(1,338)
Shares repurchased	(6)	—	—	—	—	—	(464)	(464)
Preferred stock issued	—	400	—	(4)	—	—	—	396
Preferred stock redeemed	—	(375)	—	—	—	—	—	(375)
Treasury stock issued for stock options and benefit plans	4	—	—	67	—	—	175	242

Balance at December 31, 2001	997	2,303	593	1,651	26,175	(7,065)	(5,539)	18,118
Comprehensive income:
Net income	—	—	—	—	4,619	—	—	4,619
Other comprehensive income, net of tax effect:
Net cash flow hedging losses on derivatives hedging debt	—	—	—	—	—	(8,892)	—	(8,892)
Reclassification of securities from held-to-maturity to available-for-sale under FAS 115	—	—	—	—	—	3,539	—	3,539
Unrealized gains on available-for-sale securities	—	—	—	—	—	626	—	626

Total comprehensive loss								(108)
Dividends ($1.32 dividends per common share in 2002)	—	—	—	—	(1,409)	—	—	(1,409)
Shares repurchased	(15)	—	—	—	—	—	(1,167)	(1,167)
Preferred stock issued	—	1,000	—	(9)	—	—	—	991
Preferred stock redeemed	—	(625)	—	—	—	—	—	(625)
Treasury stock issued for stock options and benefit plans	3	—	—	61	—	—	127	188
Treasury stock issued for special contribution	4	—	—	136	—	—	164	300

Balance at December 31, 2002	989	2,678	593	1,839	29,385	(11,792)	(6,415)	16,288
Comprehensive income:
Net income	—	—	—	—	7,905	—	—	7,905
Other comprehensive income, net of tax effect:
Net cash flow hedging gains on derivatives hedging debt	—	—	—	—	—	4,059	—	4,059
Net cash flow hedging losses on commitments accounted for as derivatives	—	—	—	—	—	(2,458)	—	(2,458)
Unrealized losses on available-for-sale securities	—	—	—	—	—	(1,841)	—	(1,841)

Total comprehensive income								7,665
Dividends ($1.68 dividends per common share in 2003)	—	—	—	—	(1,794)	—	—	(1,794)
Shares repurchased	(22)	—	—	—	—	—	(1,390)	(1,390)
Preferred stock issued	—	1,430	—	(13)	—	—	—	1,417
Treasury stock issued for stock options and benefit plans	3	—	—	38	—	—	149	187

Balance at December 31, 2003	970	$4,108	$593	$1,864	$35,496	$(12,032)	$(7,656)	$22,373

See Notes to Financial Statements.

FANNIE MAE

Statements of Cash Flows
(Dollars in millions)

	Year Ended December 31,

	2003	2002	2001

Cash flows from operating activities:
Net income	$7,905	$4,619	$5,894
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of discount/premium and deferred price adjustments	4,795	5,801	11,045
Provision for losses	100	128	94
Loss on debt extinguishments	2,261	710	524
Cumulative effect of change in accounting principle, net of tax	(185)	—	(168)
Purchased options expense	2,168	4,545	37
Deferred income taxes	(766)	(1,626)	(190)
Other increases (decreases), net	3,241	(1,329)	(2,380)

Net cash provided by operating activities	19,519	12,848	14,856

Cash flows from (used in) investing activities:
Mortgage portfolio purchases	(573,115)	(375,368)	(271,413)
Proceeds from sales from mortgage portfolio	13,657	9,691	8,967
Mortgage portfolio principal repayments	447,758	274,941	164,408
Net proceeds from disposition of foreclosed properties	3,219	2,281	1,827
Purchases of held-to-maturity liquid investments	(2,858,628)	(1,676,563)	(1,236,221)
Maturities of held-to-maturity liquid investments	2,854,401	1,693,131	1,226,187
Purchases of available-for-sale liquid investments	(238,732)	(176,395)	(184,163)
Maturities of available-for-sale liquid investments	234,113	170,698	168,352
Proceeds from sales of available-for-sale liquid investments	1,526	6,158	7,193

Net cash used in investing activities	(115,801)	(71,426)	(114,863)

Cash flows from (used in) financing activities:
Proceeds from issuance of long-term debt	347,108	238,252	249,454
Payments to redeem long-term debt	(280,864)	(176,519)	(197,134)
Proceeds from issuance of short-term debt	2,234,607	1,631,404	1,746,381
Payments to redeem short-term debt	(2,196,202)	(1,620,644)	(1,690,806)
Proceeds from zero coupon swap calls	—	478	203
Net payments to purchase or settle hedge instruments	(6,967)	(12,119)	(5,569)
Net payments from stock activities	(1,695)	(2,082)	(1,621)

Net cash provided by financing activities	95,987	58,770	100,908

Net increase (decrease) in cash and cash equivalents	(295)	192	901
Cash and cash equivalents at beginning of period	1,710	1,518	617

Cash and cash equivalents at end of period	$1,415	$1,710	$1,518

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$34,714	$40,401	$40,361
Income taxes	3,516	3,032	2,088

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

Principles of Consolidation

We regularly invest in qualified low-income housing tax credit partnerships as a limited partner. In accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, we typically do not consolidate these partnerships because we are a limited partner and do not have voting rights or control the activities of these partnerships. In January 2003, the Financial Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 provides guidance on when a company should consolidate the assets, liabilities, and activities of a variable interest entity (“VIE”) and identifies when an entity should disclose information about its relationship with a VIE. We do not believe we will be required to consolidate these partnerships under FIN 46 based on our preliminary assessment.

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

We regularly evaluate these investments for impairment. If there is other-than-temporary impairment in the value of these investments, we recognize the decline in value as an expense in “Fee and other income, net.” If an investment grade third party guarantees the return on these investments, we account for the investments using the effective yield method according to Emerging Issues Task Force Issue No. 94-1, Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects. Under this method, we recognize tax credits as they are allocated to us and amortize the initial cost of the investment to provide a level yield over the expected investment term. We recognize both the tax credits and the amortization of the investment, net of taxes, in the provision for federal income taxes.

We also create trusts that facilitate the issuance of Fannie Mae mortgage-backed securities (“MBS”). We use the term MBS to refer to mortgage-related securities we issue and on which Fannie Mae guarantees payment of interest and principal. MBS include real estate mortgage investment conduits (“REMICs”). In this capacity, we serve as trustee for the creation and issuance of these MBS. To create MBS, lenders transfer loans to us and we immediately transfer the loans into a trust and deliver certificates to the lender or other purchaser. These certificates represent beneficial interests in the loans underlying the MBS that are held in trust. We are paid under the trust indenture to guarantee the timely payment of principal and interest on MBS to investors. To create REMICs, investors transfer loans, MBS, or other mortgage-related securities to us and we immediately transfer them into a trust and deliver certificates to the investor or its designee. The REMIC certificates represent beneficial interests in the underlying collateral held in trust by us.

In accordance with the Financial Accounting Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (“FAS 140”), we do not consolidate the trusts used to issue

MBS because these trusts meet the definition of a qualifying special purpose entity (“QSPE”). The loans or securities underlying MBS are not our assets, and we do not consolidate them on our balance sheet unless we acquire the MBS as an investment for our mortgage portfolio. For more information on the accounting for our guarantee, refer to the sections in this note entitled “Guaranteed Mortgage-Related Securities,” “Mortgage-Related Securities,” and “Allowance for Loan Losses and Guaranty Liability for MBS.”

Mortgage Portfolio

Our mortgage portfolio includes both loans and mortgage-related securities. Effective July 1, 2003, we adopted Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“FAS 149”), which amends and clarifies certain aspects of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), including the accounting for commitments to purchase loans and commitments to purchase and sell when-issued securities. FAS 149 applies to Fannie Mae’s mortgage loan purchase commitments entered into or modified after June 30, 2003, and commitments to purchase and sell when-issued mortgage securities entered into after and outstanding at June 30, 2003. As a result of the adoption of FAS 149, we are required to account for the majority of commitments to purchase mortgage loans and to purchase or sell mortgage-related securities, which we enter into in the normal course of business, as derivatives. During the commitment period, we record commitments to purchase or sell mortgage loans or mortgage-related securities on our balance sheet at fair value and record changes in the fair value either in accumulated other comprehensive income (“AOCI”) or earnings, depending on the hedge designation and related accounting treatment. When the commitment ultimately settles, we record purchased loans and securities on our balance sheet at fair value.

Loans

We use the term “loans” to refer to mortgage loans. At the time of purchase, we classify loans on our balance sheet as either “held-for-investment” or “held for securitization or sale.” Prior to July 1, 2003, we recorded loans based on the purchase price, which included the unpaid principal balance net of any premium or discount amount. As a result of our July 1, 2003 adoption of FAS 149, we now record the majority of loans we purchase at fair value on the date of purchase.

We account for loans held for sale at the lower of cost or market (“LOCOM”), determined on a portfolio basis. We recognize unrealized losses on these loans in current period earnings. If we have entered into a commitment to sell a loan classified as held for sale, we designate the commitment as a fair value hedge and mark the loan and the related commitment to market through earnings in accordance with FAS 133.

In accordance with Financial Accounting Standard No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (“FAS 91”), we use actual principal prepayment experience and estimate future principal prepayments to calculate the constant effective yield necessary to apply the interest method in the amortization of purchase discount or premium and other deferred price adjustments. We aggregate loans by similar characteristics such as loan type, acquisition date, interest rate, and maturity to evaluate prepayments.

We do not accrue interest income on nonperforming loans. We classify conventional single-family and multifamily loans as nonperforming and reverse previously accrued interest against current period income when the loan is 90 days or more delinquent and we estimate the principal and interest to be uncollectible. We return loans to accrual status when the borrower is less than 90 days delinquent because the probability of default is low and management believes collections of future payments are reasonably assured.

We have a policy to purchase at par a loan out of the underlying MBS pools when the borrower has not made a payment for 24 consecutive months. We have the option under the terms of the trust indenture to purchase the loan out of the pool after the borrower has missed their fourth consecutive payment. We usually purchase the loan out of the pool after the fourth consecutive missed payment. When the loan is purchased out of the pool, we record the loan at its approximate fair value.

Mortgage-Related Securities

We classify and account for mortgage-related securities as either “held-to-maturity” or “available-for-sale” in accordance with Financial Accounting Standard No. 115 Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”). Mortgage-related securities that we have the ability and positive intent to hold to maturity are designated as held-to-maturity. Prior to July 1, 2003, we measured held-to-maturity mortgage-related securities based on the unpaid principal balance adjusted for any unamortized purchase discount or premium and other deferred purchase price adjustments. As a result of our July 1, 2003 adoption of FAS 149, we now record the majority of held-to-maturity mortgage-related securities we purchase at fair value on the date of purchase.

Available-for-sale securities are initially measured at fair value and subsequent unrealized gains and losses are recorded as a component of AOCI, net of deferred taxes, in stockholders’ equity. If we sell these securities, we recognize any realized gains or losses into earnings as a component of “Fee and other income, net”. We use the specific identification method in determining the cost to compute realized gains or losses on these assets.

We record impairment for non-Fannie Mae mortgage-related securities held in our mortgage portfolio by determining whether an other-than-temporary decline in fair value below a security’s amortized cost basis has occurred. If we judge that such a decline has occurred, we write the cost basis of the security down to fair value and recognize the adjustment as a realized loss through “Fee and other income, net”. We do not change the adjusted cost basis for any subsequent recoveries in fair value.

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

Loans Held for Securitization or Sale

We include loans delivered to Fannie Mae that have already been pooled to form a security in “Loans held for securitization or sale.” In conjunction with the receipt of the pooled loans, we simultaneously receive a fixed-price commitment to sell the security to a third party. The commitment to sell the security is a derivative and is identified as a fair value hedge. We therefore mark the loans pooled to form a security and related forward sale commitment to market through earnings in accordance with FAS 133. In 2003, we recognized gross realized losses of $3 million on the sale of mortgage loans. We did not recognize any gains or losses on the sale of mortgage loans in 2002 or 2001.

Nonmortgage Investments

Nonmortgage investments consist of primarily high-quality securities that are short-term or readily marketable such as federal funds and time deposits, commercial paper, asset-backed securities, and corporate floating-rate notes. We classify and account for these investments as either held-to-maturity or available-for-sale, according to FAS 115. We measure held-to-maturity securities at historical cost, adjusted for unamortized discount or premium. We measure available-for-sale securities at fair value as of the balance sheet date, with any unrealized gains or losses reported as a component of AOCI, net of deferred taxes, in stockholders’ equity. We use the specific identification method when we sell a security for determining a security’s cost basis in computing realized gain or loss. We accrue interest income unless the collection of interest income is considered doubtful. If collection of interest is doubtful, we recognize interest income on a cash basis. We regularly evaluate these investments for impairment. If there is other-than-temporary impairment in the value of these investments, we recognize the decline in value as a realized loss through “Fee and other income, net.”

Allowance for Loan Losses and Guaranty Liability for MBS

We have an allowance for loan losses for loans in the mortgage portfolio (excluding loans held for securitization or sale). The allowance for loan losses is included in the balance sheet under “Mortgage portfolio, net.” We also have a guaranty liability for estimated losses on MBS held by us in our portfolio or other investors as a liability under “Guaranty liability for MBS.” Outstanding MBS includes MBS or other mortgage-related securities held by third parties and guaranteed by Fannie Mae.

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

We determine the adequacy of the allowance and guaranty liability for single-family assets by evaluating risk characteristics such as product type, original loan-to-value ratio, and loan age. We estimate defaults for each risk characteristic based on historical experience and apply a historical severity to each risk category, in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies (“FAS 5”). We charge-off single-family loans when we foreclose on the loans.

We determine the allowance for loan losses on multifamily mortgage loans and guaranty liability for MBS backed by multifamily mortgage loans by separately evaluating loans that are impaired and all other loans. Impaired loans consist of loans that are not performing according to their original contractual terms. For loans that we consider impaired, we apply Financial Accounting Standard No. 114, Accounting by Creditors for Impairment of a Loan (“FAS 114”) to estimate the amount of impairment. For all other loans, we apply FAS 5 to establish an allowance for loan losses and guaranty liability by rating each loan not individually evaluated for impairment and segmenting the loan into one of the main risk categories we use to monitor the multifamily portfolio. We then apply historical default rates and a corresponding severity to the loans in each segment to determine the appropriate loss allowance.

Acquired Property

We measure foreclosed assets at fair value, less estimated cost to sell, at the time of foreclosure. Fair value is determined based on the estimated net proceeds the company will receive from the disposition of the foreclosed asset. We subsequently measure foreclosed assets at the lower of cost or market. We charge subsequent changes in the collateral’s fair value as well as foreclosure, holding, and disposition costs, directly to earnings through foreclosed property expense (income).

We account for and classify deeds in lieu of foreclosure similar to foreclosures. Our accounting for preforeclosure sales of properties by the borrower is slightly different because we do not have title to the underlying properties. In a preforeclosure situation, the loan remains in the mortgage-related security or our mortgage portfolio until the borrower sells the property. At that point, we reduce the carrying amount of the mortgage loan and create a receivable for the sale proceeds in the amount of the sales price. We classify the receivable for the sale proceeds as part of “Acquired property and foreclosure claims, net” on the balance sheet. If there is any remaining investment in the mortgage loan, we charge off the mortgage loan against the allowance for loan losses or guaranty liability for MBS. If the sale proceeds exceed the mortgage loan balance, we record it in “Foreclosed property expense (income)” on the income statement.

Derivative Instruments and Hedging Activities

On January 1, 2001, we adopted FAS 133, as amended by Financial Accounting Standard No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. Under FAS 133, we recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. Subject to certain qualifying conditions, we may designate a derivative as either a hedge of the cash flows of a variable-rate instrument or anticipated transaction (cash flow hedge) or a hedge of the fair value of a fixed-rate instrument (fair value hedge). For a derivative qualifying as a cash flow hedge, we report fair value gains or losses in a separate component of AOCI, net of deferred taxes, in stockholders’ equity to the extent the hedge is effective. We recognize these fair value gains or losses in earnings during the period(s) in which the hedged item affects earnings. For a derivative qualifying as a fair value hedge, we report fair value gains or losses on the derivative into earnings along with fair value gains or losses on the hedged item attributable to the risk being hedged. For a derivative not qualifying as a hedge, or components of a derivative that are excluded from any hedge effectiveness assessment, we report fair value gains and losses in earnings.

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

We may pledge cash equivalent securities as collateral. The majority of these pledged securities are short-term U.S. Treasury bills and are primarily related to collateral posting provisions under our interest rate swap agreements. We pledged collateral of $487 million and $1.3 billion at December 31, 2003 and 2002, respectively.

Administrative Expenses

Administrative expenses include those costs we incur to run our daily operations. A significant component of administrative expenses is compensation expense, which totaled $837 million in 2003, $683 million in 2002, and $602 million in 2001.

Income Taxes

We establish deferred federal income tax assets and liabilities for the difference in the basis of assets and liabilities for financial accounting and tax purposes. We measure these deferred amounts using the current marginal statutory tax rate. We generally recognize investment and other tax credits when we record these items on the tax return.

Comprehensive Income

Comprehensive income is the change in equity, on a net of tax basis, resulting from transactions and other events and circumstances from nonowner sources during a period. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners.

Special Contribution

We made a commitment during the fourth quarter of 2001 to contribute $300 million of Fannie Mae common stock to the Fannie Mae Foundation. Fannie Mae acquired the shares through open market purchases and contributed the shares to the Foundation in the first quarter of 2002. The Fannie Mae Foundation creates affordable homeownership and housing opportunities through innovative partnerships and initiatives that build healthy, vibrant communities across the United States. It is a separate, private nonprofit organization that is not consolidated by Fannie Mae, but is supported solely by Fannie Mae. We may also periodically make smaller, discretionary cash contributions to the Fannie Mae Foundation that are included in administrative expenses.

Other-Than-Temporary Impairment and Its Application to Certain Investments

In November 2003, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus requiring certain disclosures for impaired securities as described in EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The new disclosures apply to the debt and equity investment as defined under FAS 115 and are effective for fiscal years ending after December 15, 2003.

We regularly monitor all investments for changes in fair value and record impairment when a decline in fair value is deemed to be other-than-temporary. Determining whether an impairment is other than temporary where there is little or no market liquidity is a subjective process involving significant management judgment because of inherent uncertainties related to the actual future performance of these assets. When evaluating whether the impairment is other-than-temporary, we take into consideration the nature of the investments, our intent and ability to hold the investment for a sufficient amount of time to allow us to recover our investment, as well as issuer or collateral specific factors, such as operational and financing cash flows, rating agency actions, and business and financial outlook. We also evaluate broader industry and sector performance indicators. We determine other-than-temporary impairment based on information available as of each balance sheet date. New information or economic developments in the future could lead to additional impairment. The determination of when an investment is deemed to be other than temporarily impaired depends on the type of investment.

An investment in debt and equity securities is deemed impaired if the fair value of the investment is less than its carrying value. After the investment is determined to be impaired, we evaluate whether this decline in value is other-than-temporary. For a debt security that has non-contingent payments—that is, payments are due on a scheduled basis—we consider the probability of collection of the contractual cash flows in determining whether the security is other than temporarily impaired. If, based upon this analysis, we determine that we are not going to receive all of our contractual cash flows or that we do not have the intent and ability to retain our investment for a period of time sufficient for a recovery in value, then we deem the security to be other than temporarily impaired and we write down the security to its fair value through earnings.

For equity securities that we account for at fair value, we primarily assess impairment based upon the duration and severity of the impairment. For equity securities that we account for using a cost method of accounting that are not readily marketable, we assess impairment based upon the performance of the entity and our best estimate of the present value of the expected cash flows from the investment.

For equity investments that are accounted for using the equity method of accounting, we evaluate the underlying performance of the investment as well as the present value of the expected benefits from the investment.

If an investment is deemed to be other than temporarily impaired, the cost basis of the investment is written down to fair value and is accounted for as a realized loss through “Fee and other income, net.” The new cost basis is not changed for subsequent recoveries in fair value.

Recently Issued Accounting Pronouncements

Commitments to Purchase Mortgages and Purchase or Sell Mortgage-Related Securities

Effective July 1, 2003, we adopted FAS 149, which amends and clarifies certain aspects of FAS 133, including the accounting for commitments to purchase loans and commitments to purchase and sell when-issued securities. FAS 149 applies to Fannie Mae’s mortgage loan purchase commitments entered into or modified after June 30, 2003, and purchase and sale commitments for when-issued mortgage securities entered into after and outstanding at June 30, 2003. As a result of the adoption of FAS 149, we are required to account for the majority of our commitments to purchase mortgage loans and to purchase or sell mortgage-related securities as derivatives and record these commitments on our balance sheet at fair value. During the commitment period, we will record commitments to purchase or sell mortgages or mortgage-related securities on our balance sheet at fair value and record changes in the fair value either in AOCI or earnings, depending on the hedge designation and related accounting treatment. When the commitment ultimately settles, we will record purchased loans and securities on our balance sheet at fair value.

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

Guaranteed Mortgage-Backed Securities (MBS)

We charge a guaranty fee in return for guaranteeing the timely payment of principal and interest on MBS to investors. We accrue and collect guaranty fees monthly based on a fixed rate multiplied by the outstanding balance of the MBS. For MBS not held in our mortgage portfolio, we record the guaranty fee in “Guaranty fee income.” For MBS held in our mortgage portfolio, we record the guaranty fee in “Interest income.”

We apply the FAS 91 effective yield method of accounting and amortize any upfront guaranty fee price adjustments over the estimated life of the loans underlying the MBS. We may adjust the monthly guaranty fee rate by making an upfront payment to the lender (“buy-up”) or receiving a payment from the lender (“buy-down”) so that the coupons on MBS are in more easily tradable increments of a whole or half interest rate coupon. We record income or expense on these upfront payments in “Guaranty fee income” based on the effective yield method of accounting.

Effective January 1, 2003, we adopted FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). The adoption of FIN 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002. FIN 45 applies primarily to MBS issued and guaranteed by Fannie Mae, acting as trustee, to investors other than Fannie Mae on or after January 1, 2003.

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

In conjunction with our adoption of FIN 45, we now account for buy-ups related to guarantees issued on or after January 1, 2003 as available-for-sale securities. Accordingly, we record buy-ups paid on or after January 1, 2003 at fair value on our balance sheet with changes in fair value recorded in AOCI. We assess buy-ups for other-than-temporary impairment in a manner similar to our assessment of impairment on other available-for-sale securities. Our change in accounting for buy-ups does not change our FAS 91 income recognition model for the underlying asset, and it did not have a material effect on our financial statements for the year ended December 31, 2003.

During 2003, we recorded a guaranty fee obligation of $4.391 billion in accordance with FIN 45 and a corresponding guaranty fee receivable of the same amount. The guaranty fee obligation is included in our December 31, 2003 balance sheet under “Other liabilities” and the guaranty fee receivable is included in our balance sheet under “Other assets.” During 2003, we recognized $214 million of imputed interest income on the guaranty fee receivable that is a component of guaranty fee income and amortized $259 million of the related guaranty fee obligation into guaranty fee income.

Stock-Based Compensation

At December 31, 2003, we had five stock-based compensation or benefits programs that we describe in Note 9, Stock-Based Compensation Plans. Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (“FAS 123”), gives companies the option of either recording an expense for all stock compensation awards based on the fair value at grant date or continuing to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Companies that follow APB 25 must disclose, in a footnote, pro forma net income and earnings per share as if they had adopted the expense recognition provisions of FAS 123. Prior to January 2003, we elected to apply APB 25 and related interpretations in accounting for our plans. As a result of applying APB 25, we did not recognize compensation expense for nonqualified stock options and the Employee Stock Purchase Plan.

Effective January 1, 2003, Fannie Mae adopted the expense recognition provisions of the fair value method of accounting for employee stock compensation pursuant to FAS 123. Prior to this date, we used the intrinsic value method under APB 25 and disclosed the pro forma effect of the fair value method. Under the fair value expense recognition provisions of FAS 123, compensation expense is recognized over the vesting period based on the fair value of stock based compensation as of the date of grant. We elected to apply the prospective method of adoption described in the transition provisions of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“FAS 148”). In accordance with these provisions, we determine the fair value of all new stock-based compensation awarded on

January 1, 2003 and thereafter at the grant date and recognize this amount as expense over the vesting period. We will continue to account for stock-based compensation awarded prior to January 1, 2003 under APB 25. The effect on net income and diluted earnings per share in 2003 from the prospective adoption of the fair value method was not material to our financial results. If compensation cost for all options granted had been determined based on the fair value at grant date consistent with the FAS 123 fair value method, our net income and earnings per share would have been as follows for 2003, 2002, and 2001.

	2003	2002	2001

	(Dollars in millions,
	except per share amounts)
Net income available to common stockholders, as reported	$7,755	$4,508	$5,748
Plus: Stock-based employee compensation expense included in reported net income, net of related tax effects	64	25	27
Less: Stock-based employee compensation expense determined under fair value based method, net of related tax effects	(116)	(105)	(96)

Pro forma net income available to common stockholders	$7,703	$4,428	$5,679

Earnings per share:

Basic – as reported	$7.93	$4.54	$5.75
Basic – pro forma	7.88	4.46	5.68

Diluted – as reported	7.91	4.52	5.71
Diluted – pro forma	7.85	4.44	5.64

We determined the fair value of our stock-based compensation using a Black-Scholes pricing model. The following table summarizes the major assumptions used in the model.

	2003	2002	2001

Risk-free rate(1)	2.650 – 3.930%	3.235 – 4.995%	3.885 – 5.155%
Volatility	31 – 32%	31 – 33%	33 – 34%
Dividend(2)	$1.56 – $1.80	$1.32	$1.20
Average expected life	6 yrs.	6 yrs.	5 yrs.

(1)	The synthetic 6-year zero-coupon U.S. Treasury strip yield formed by interpolating between the 5-year and 7-year zero- coupon U.S. Treasury strip yields.

(2)	Dividend rate on common stock at date of grant. Dividend rate assumed to remain constant over the option life.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 provides guidance on when a company should consolidate the assets, liabilities, and activities of a variable interest entity (“VIE”) and identifies when an entity should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is considered the primary beneficiary because it either absorbs a majority of the entity’s expected losses, a majority of the expected returns, or both. QSPEs, which we use to issue MBS, are exempt from FIN 46 unless a company has the unilateral ability to liquidate or change the QSPE. The original provisions of FIN 46 were effective February 1, 2003 for all arrangements entered into after January 31, 2003.

In December 2003, the FASB issued a revision of FIN 46 (“FIN 46R”) to clarify some of its provisions. The revision results in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretations or the revised interpretations. However, all VIEs must be accounted for under the revised interpretations beginning in the first quarter of 2004, when FIN 46R is effective for Fannie Mae.

We are continuing to evaluate whether we have relationships with VIEs and, if so, whether we should consolidate them and disclose information about them as either the primary beneficiary or as an interest holder under FIN 46R. Based on the original FIN 46 guidance, several entities that Fannie Mae is involved with—primarily low-income housing tax credit partnerships—meet the definition of a VIE. However, we do not believe that we will be required to consolidate our interests in these VIEs under FIN 46R based on our preliminary assessment. We currently record the amount of our investment in these partnerships as an asset on our balance sheet and recognize our share of partnership income or losses in our income statement.

Our investment balance of $4.3 billion at December 31, 2003 plus the risk of recapture of tax credits previously recognized on these investments represents our maximum exposure to loss. We believe the risk of recapture of previously recognized tax credits is low. Our exposure to loss on these partnerships is mitigated by the strength of our investment sponsors and third party asset managers as well as the condition and financial performance of the underlying properties. In certain of these partnerships, our exposure to loss is further mitigated by a guaranteed economic return from investment grade counterparties. The accounting policies for our investments in low income housing tax credit partnerships as a limited partner and a description of our primary partnership investments are provided in our financial statements.

Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock

In July 2003, the SEC issued a clarification of Emerging Issues Task Force Topic D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock (“Topic D-42”). The SEC stated that the carrying amount of redeemed preferred stock should be reduced by the related issuance costs regardless of where those costs were initially classified at the time of issuance. Consequently, the excess of the fair value of the consideration transferred to preferred stockholders over the carrying amount of the preferred stock must be subtracted from net earnings to determine net earnings available to common stockholders in the calculation of earnings per share when we redeem preferred stock. The clarification of Topic D-42 was effective for Fannie Mae on July 1, 2003. As a result of the application of Topic D-42, we restated our earnings per share calculation for prior periods to include issuance costs in determining the carrying amount of the preferred stock we redeemed. The restatement reduced our net income available to common stockholders by $12 million and our basic earnings per share by $.02 per share and diluted earnings per share by $.01 per share for the year ended December 31, 2002. The restatement reduced our net income available to common stockholders by $8 million and our diluted earnings per share by $.01 per share for the year ended December 31, 2001. We had no preferred stock redemptions in 2003.

2.     Mortgage Portfolio, Net

We include mortgage loans and securities backed by loans in our mortgage portfolio, net. The composition of our mortgage portfolio at December 31, 2003 and 2002 is presented below.

Mortgage Portfolio, Net(1)

	2003	2002

	(Dollars in millions)
Mortgages
Single-family:
Government insured or guaranteed	$7,063	$5,458

Conventional:
Long-term, fixed-rate	119,870	106,570
Intermediate-term, fixed-rate(2)	75,015	54,503
Adjustable-rate	13,185	9,045

Total conventional single-family	208,070	170,118

Total single-family	215,133	175,576

	2003	2002

	(Dollars in millions)
Multifamily:
Government insured or guaranteed	1,091	1,353
Conventional	18,475	12,218

Total multifamily	19,566	13,571

Unamortized premium and deferred price adjustments, net (3)	1,234	337
Allowance for loan losses	(85)	(79)

Total mortgages	$235,848	$189,405

Mortgage-related securities
Single-family:
Government insured or guaranteed	$21,267	$33,293

Conventional:
Long-term, fixed-rate	507,661	510,435
Intermediate-term, fixed-rate(2)	83,366	39,409
Adjustable-rate	35,564	13,946

Total conventional single-family	626,591	563,790

Total single-family	647,858	597,083

Multifamily:
Government insured or guaranteed	10,150	7,370
Conventional	9,231	7,050

Total multifamily	19,381	14,420

Unamortized premium (discount) and deferred price adjustments, net(3)	(1,292)	135

Total mortgage-related securities	$665,947	$611,638

Mortgage portfolio, net
Single-family:
Government insured or guaranteed	$28,330	$38,751

Conventional:
Long-term, fixed-rate	627,531	617,005
Intermediate-term, fixed-rate(2)	158,381	93,912
Adjustable-rate	48,749	22,991

Total conventional single-family	834,661	733,908

Total single-family	862,991	772,659

Multifamily:
Government insured or guaranteed	11,241	8,723
Conventional	27,706	19,268

Total multifamily	38,947	27,991

Total mortgage portfolio	901,938	800,650
Unamortized premium (discount) and deferred price adjustments, net(3)	(58)	472
Allowance for loan losses	(85)	(79)

Mortgage portfolio, net	$901,795	$801,043

Net yield on mortgage portfolio, net	5.54%	6.45%

(1)	Data reflects unpaid principal balance adjusted to include mark-to-market gains and losses on available-for-sale securities.

(2)	Intermediate-term, fixed-rate consists of portfolio loans with contractual maturities at purchase equal to or less than 20 years and MBS and other mortgage-related securities held in portfolio with contractual maturities of 15 years or less at issue date.

(3)	Includes fair value price adjustments related to mortgage purchase commitments accounted for as derivatives under FAS 149.

Nonaccrual loans totaled $6.7 billion and $5.5 billion at December 31, 2003 and 2002, respectively. Accruing loans past 90 days due totaled $976 million and $673 million at December 31, 2003 and 2002, respectively. Forgone interest on non-performing loans, which represents the amount of income we would have reported had the loans performed according to contract, totaled $203 million in 2003, $156 million in 2002, and $101 million in 2001.

We classify MBS and other mortgage-related securities in our mortgage portfolio as either held-to-maturity or available-for-sale. The following table shows the classification of these securities along with the gross unrealized gains and losses and fair values at the end of 2003 and 2002.

	December 31, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost(1)	Gains	Losses	Value

	(Dollars in millions)
Held-to-maturity:
Fannie Mae MBS(2)	$353,416	$7,876	$(725)	$360,567
REMICs and Stripped MBS	77,818	2,329	(559)	79,588
Other mortgage-related securities(3)	43,918	2,198	(177)	45,939

Total	$475,152	$12,403	$(1,461)	$486,094

Available-for-sale:
Fannie Mae MBS(2)	$125,580	$3,396	$(91)	$128,885
REMICs and Stripped MBS	52,209	415	(567)	52,057
Other mortgage-related securities(3)	9,506	392	(45)	9,853

Total	$187,295	$4,203	$(703)	$190,795

	December 31, 2002

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost(1)	Gains	Losses	Value

	(Dollars in millions)
Held-to-maturity:
Fannie Mae MBS(2)	$286,422	$11,173	$(1)	$297,594
REMICs and Stripped MBS	110,423	4,339	(87)	114,675
Other mortgage-related securities(3)	41,087	2,813	(45)	43,855

Total	$437,932	$18,325	$(133)	$456,124

Available-for-sale:
Fannie Mae MBS(2)	$116,081	$5,425	$(1)	$121,505
REMICs and Stripped MBS	33,763	678	(369)	34,072
Other mortgage-related securities(3)	17,358	782	(11)	18,129

Total	$167,202	$6,885	$(381)	$173,706

(1)	Amortized cost includes unamortized premiums, discounts, and deferred price adjustments.

(2)	Excludes Fannie Mae guaranteed REMICs and Stripped MBS.

(3)	Excludes Fannie Mae guaranteed securities.

On September 13, 2002, concurrent with the new risk-based capital rule issued by our regulator, the Office of Federal Housing Enterprise Oversight (“OFHEO”), we reclassified $124 billion of securities in our mortgage portfolio from held-to-maturity to available-for-sale, in accordance with FAS 115. At the time of this non-cash transfer, these mortgage-related securities had gross unrealized gains of $5.364 billion and unrealized losses of $53 million. In addition we transferred $19 billion in 2003 and $21 billion in 2002 of mortgage-related securities classified as available-for-sale to held-to-maturity.

Total gross realized gains and losses on sales of MBS and other mortgage-related securities in 2003 were $169 million and $68 million, respectively. Total gross realized gains and losses on sales of MBS and other mortgage-related securities in 2002 were $78 million and $21 million, respectively. Total net realized loss on sales of MBS and other mortgage-related securities was $13 million in 2001. Total proceeds from sales of available-for-sale MBS and other mortgage-related securities were $14 billion, $10 billion, and $9 billion for 2003, 2002, and 2001, respectively.

The following table presents the fair value of mortgage-related securities with unrealized losses at December 31, 2003 and the related gross unrealized loss amounts. The table also discloses whether these securities have had unrealized losses for less than 12 consecutive months or for 12 consecutive months or longer at December 31, 2003.

	Less Than 12		12 Consecutive
	Consecutive Months		Months or Longer		Total

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(Dollars in millions)
Held-to-maturity portfolio:
Fannie Mae MBS	$67,445	$(658)	$2,862	$(67)	$70,307	$(725)
REMICs and Stripped MBS	16,991	(187)	8,792	(372)	25,783	(559)
Other mortgage-related securities	2,622	(112)	1,275	(65)	3,897	(177)

Total	$87,058	$(957)	$12,929	$(504)	$99,987	$(1,461)

Available-for-sale portfolio:
Fannie Mae MBS	$12,627	$(91)	$5	$—	$12,632	$(91)
REMICs and Stripped MBS	9,294	(195)	5,135	(372)	14,429	(567)
Other mortgage-related securities	2,000	(43)	16	(2)	2,016	(45)

Total	$23,921	$(329)	$5,156	$(374)	$29,077	$(703)

The fair value of mortgage-related securities will change from period to period with changes in interest rates and changes in credit performance. We evaluate impairment of our investments based on the criteria in Note 1, “Summary of Significant Accounting Policies, Other-Than-Temporary Impairment and Its Application to Certain Investments.” We do not consider the unrealized losses on our mortgage-related securities at December 31, 2003 to be other-than-temporary because they relate primarily to changes in interest rates. We recorded other than-temporary impairment of $160 million in 2003 on certain mortgage-related securities.

REMICs and Stripped MBS

Included in the table above are REMICs backed by both MBS and mortgage loans and Stripped MBS (SMBS) backed by MBS. REMICs represent a beneficial interest in a trust having multiple classes of securities. The securities of each class entitle investors to cash flows structured differently from the payments on the underlying assets. SMBS are created by “stripping” or separating the principal and interest payments from the underlying pool of mortgages into classes of interest only and principal only securities, with each receiving a different proportion of the principal and interest payments. REMICs and SMBS do not subject us to additional credit risk if we already guarantee the underlying MBS. REMICs and SMBS generally have different interest rate risk than MBS. To estimate fair values for these securities, we use a stochastic simulation to model future interest rates and discount factors over a large number of scenarios. The simulation calibrates the distribution of interest rates to the current market yield curve and reflects current option adjusted spreads in its discount factors. To model prepayments, we use our proprietary prepayment models to develop an estimated prepayment level for each point in time along each scenario.

3.     Securitizations From Our Portfolio

We issue MBS or REMICs through the process of securitization. In a typical securitization, a lender transfers loans or MBS to us with a direction to deposit the transferred assets into a trust. In exchange for the transferred assets, we are required to return to the lender, or its designee, our guaranteed MBS. Lenders may retain the MBS or sell them to other investors. We do not receive any consideration for these transactions other than the associated guaranty fees provided to us for guaranteeing the timely payment of principal and interest to investors on the MBS and a transaction fee if we restructure existing MBS. Fannie Mae acts as trustee of the MBS trust. However, we are not considered the transferor in these transactions because the loans or securities underlying MBS are not our assets. We do not record them on our balance sheet unless we acquire the MBS as an investment for our mortgage portfolio.

We may also securitize assets from our balance sheet to create REMICs or MBS that we sell. We may retain an interest in the MBS or REMICs in the form of a security or a guaranty fee. In these instances, we measure our retained interests by allocating the carrying amount of the assets and liabilities we retain based on their fair value at the transfer date relative to the assets we sold. We are a passive investor with regard to the transferred assets, as our continuing involvement is limited to guaranteeing the timely payment of principal and interest on assets underlying these REMICs or MBS that we sell.

The following table provides information on the securitization and sale of assets from our balance sheet.

	2003		2002		2001

	REMICs	MBS	REMICs	MBS	REMICs	MBS

	(Dollars in millions)
Sales proceeds from securitizations	$565	$8,597	$3,700	$2,660	$2,153	$1,437
Gain (loss) on assets sold	1	23	25	(6)	(24)	(3)
Book value of retained interests	17,903	30,906	41,928	279	18,860	40
Cash flows on retained interests(1)	21,371	1,421	7,305	22	9	1

(1)	Includes cash flows on retained interests owned at the end of the year. For securitizations and sales that occurred during the year, the cash flows on retained interests were captured from the point of the sale through the end of the year.

Our retained interests are in the form of securities and guaranty fees. Our retained interests in securities are essentially investments of principal in mortgages because there is only a small amount of original premium or discount associated with our investment. As a result, we may classify our retained interests in securities as held-to-maturity because they cannot be prepaid or settled in such a way that we would not recover substantially all of our investment. Our retained interests in the securities give us the right to receive repayment of the principal we have invested. The borrowers’ obligations are secured by the financed properties.

We guarantee the timely payment of principal and interest to investors on assets underlying REMICs and MBS that we securitize and sell. In return, we receive a monthly guaranty fee. Under FIN 45, we record the fair value of the guaranty fee income as an asset and the fair value of the guaranty obligation as a liability on REMICs and MBS securitized and sold subsequent to December 31, 2002. We estimated the fair value of our guaranty fee retained interests at the time of securitization by deducting estimated credit losses associated with the securities from the projected guaranty fee cash flows. We calculated estimated credit losses with an internal forecasting model based on our actual historical loss experience. We then valued the net guaranty fee cash flows with reference to the pricing of similar assets.

We use an option-adjusted spread (“OAS”) approach to measure the fair value of our REMIC retained interests, which is the same approach used to measure the fair value for MBS held in our portfolio. We use this approach to measure the relative fair value of REMIC retained interests at the time of sale because the retained tranches may have different characteristics than the sold tranches. The OAS approach represents the risk premium or incremental interest spread over some market benchmark rates, typically swap rates, that is included in a security’s yield to compensate an investor for the uncertain effects of embedded prepayment options on mortgages. The OAS was calculated using quoted market values for selected benchmark securities and provided a generally applicable return measure that considers the effect of prepayment risk and interest rate volatility. Our proprietary interest rate and prepayment models are key assumptions used in this valuation approach.

For our MBS retained interests we use either quoted market prices or the OAS approach described above to determine the fair value. At the time of sale of the MBS we use the quoted market sales price of the MBS to allocate the relative fair value between the sold assets and the retained interests because the characteristics of the retained and sold assets are similar.

We also test the guaranty assets for impairment and write down both the guaranty asset and the guaranty liability in equal amounts as needed. As a result, we do not provide a sensitivity analysis, as our subsequent measurement has no impact on our earnings. We accrue guaranty fee income on a monthly basis when due.

To quantify the sensitivity of the fair values of retained interests in REMICs and MBS to changes in valuation assumptions, we adjust the parameters of the prepayment model in order to change prepayment speeds and directly change the discount factors. Changes in prepayment speeds are specified as the effect on the constant prepayment rate (“CPR”) over the first 12 months. This is typically the time period where immediate changes in prepayments will have the most significant effect on fair value. Changes in discount rate would incorporate both the debt rate and the OAS.

These sensitivities are hypothetical and should be used with caution. The effect of a variation in one of these assumptions on the fair value of our retained interests in securities is calculated without changing any other assumptions. Changing one assumption could result in variation in another assumption, which may increase or decrease the corresponding sensitivities. These sensitivities only measure changes in the fair value of our retained interests and do not incorporate offsetting changes in the values of associated debt funding the retained interests. At December 31, 2003 and 2002, we modified the following assumptions to quantify the impact of immediate 5 percent, 10 percent, and 15 percent adverse changes in these assumptions on the fair value of our retained interests in REMICs and MBS that we securitize and sell. The key assumptions used in measuring the fair value of retained interests in REMICs and MBS at the time of securitization and the sensitivity analysis are as follows:

	December 31,

	2003		2002

REMICS
Valuation at year end:
Fair value (dollars in millions)	$18,095		$42,689
Weighted-average life	4.9	years	3.7	years
Key assumptions at date of securitization:
Weighted-average life	6.0	years	6.0	years
Average lifetime constant prepayment rate (“CPR”) prepayment speed assumption	15.8%		16.1%
Average discount rate assumption	5.1		5.2
Estimated effect on fair value of adverse change in assumptions (dollars in millions):
Prepayment speed assumptions:

5 percent change in 12 month CPR	$(16)		$(68)
10 percent change in 12 month CPR	(32)		(131)
15 percent change in 12 month CPR	(47)		(203)
Average 12 month CPR prepayment speed assumption	31.0%		49.2%
Discount rate assumptions:

5 percent change	$(219)		$(358)
10 percent change	(430)		(711)
15 percent change	(636)		(1,049)
Average discount rate assumption	4.3%		3.3%

	December 31,

	2003		2002

MBS
Valuation at period end:
Fair value (dollars in millions)	$29,174		$286
Weighted-average life	7.4	years	4.1	years
Estimated effect on fair value of adverse change in assumptions (dollars in millions):
Prepayment speed assumptions:

5 percent change in 12 month CPR	$(29)		$—
10 percent change in 12 month CPR	(58)		(1)
15 percent change in 12 month CPR	(83)		(1)
Average 12 month CPR prepayment speed assumption	9.8%		31.9%
Discount rate assumptions:

5 percent change	$(494)		$(3)
10 percent change	(973)		(6)
15 percent change	(1,437)		(8)
Average discount rate assumption	4.9%		3.3%

We do not manage separately the credit risk associated with our guaranty obligation on REMICs and MBS that are securitized and sold from the credit risk associated with mortgage assets that we hold in our mortgage portfolio or the credit risk on outstanding MBS held by investors other than Fannie Mae. See Note 4, “Allowance for Loan Losses and Guaranty Liability for MBS,” for additional information on the credit losses (net of recoveries), overall delinquencies, and purchases of delinquent loans related to our mortgage credit book of business.

4.     Allowance for Loan Losses and Guaranty Liability for MBS

We maintain a separate allowance for loan losses for our mortgage portfolio as well as a guaranty liability for our guaranty of MBS. Changes for the years 2001 through 2003 are summarized below.

	2003	2002	2001

	(Dollars in millions)
Allowance for loan losses:
Beginning balance	$79	$48	$51
Provision	17	44	7
Charge-offs	(11)	(13)	(10)

Ending balance	$85	$79	$48

Guaranty liability for MBS:
Beginning balance	$729	$755	$755
Provision	83	84	87
Charge-offs	(100)	(110)	(87)

Ending balance	$712	$729	$755

Combined allowance for loan losses and guaranty liability for MBS:
Beginning balance	$808	$803	$806
Provision	100	128	94
Charge-offs	(111)	(123)	(97)

Ending balance	$797	$808	$803

Total credit-related losses, including charge-offs and foreclosed property expenses, totaled $123 million, $87 million, and $81 million, for the years ended 2003, 2002, and 2001, respectively. A key measure of credit performance and future credit losses is the serious delinquency rate, although not all loans that become seriously delinquent result in default. A single-family serious delinquency occurs when a borrower has missed three or more consecutive monthly payments, and the loan has not yet been brought current or been extinguished through foreclosure, payoff, or other resolution. The serious delinquency rate for single-family conventional loans owned or guaranteed was ..60 percent at December 31, 2003, .57 percent at December 31, 2002, and .55 percent at December 31, 2001. Multifamily serious delinquencies include loans that are 60 days or more past due. The multifamily serious delinquency rate was .27 percent, .05 percent, and ..27 percent, respectively.

We purchase seriously delinquent loans out of MBS pools that we guarantee and add them to our portfolio when the cost of advancing interest to MBS investors at the security coupon rate exceeds the cost of holding the nonperforming loan in our mortgage portfolio. We purchased $9.9 billion, $8.0 billion, and $4.6 billion of delinquent loans out of MBS pools during 2003, 2002, and 2001, respectively.

The following table summarizes the UPB of impaired loans under FAS 114 and the corresponding specific loss allowances for the years 2001 through 2003. The majority of our impaired loans are multifamily loans. Single-family loans that have not been restructured are exempt from FAS 114 because they are considered to be a group of homogeneous loans that are collectively evaluated for impairment. A loan is impaired when it is probable that all contractual principal and interest payments will not be collected as scheduled in the loan agreement based on current information and events. In the event of impairment, we compare the UPB of impaired loans with the fair value of the underlying collateral to measure any impairment and provide a specific allowance for estimated losses.

	December 31,

	2003	2002	2001

	(Dollars in millions)
UPB of impaired loans	$637	$314	$320
UPB of impaired loans with specific loss allowance	162	137	213
Specific loss allowance on impaired loans	20	17	13
UPB of impaired loans without specific loss allowance	475	177	107
Average UPB of impaired loans(1)	339	285	204
Estimated interest income recognized while loans were impaired	—	7	8

(1)	Averages have been calculated on a monthly average basis.

5.     Nonmortgage Investments

We classify nonmortgage investments as either available-for-sale or held-to-maturity. The fair value of nonmortgage securities will change from period to period with changes in interest rates and changes in credit performance. The following table shows the classification of these securities along with the gross unrealized gains and losses and fair values at the end of 2003 and 2002.

	December 31, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(Dollars in millions)
Held-to-maturity:
Federal funds	$6,600	$—	$—	$6,600
Repurchase agreements(1)	111	—	—	111
Other	111	—	—	111

Total	$6,822	$—	$—	$6,822

Available-for-sale:
Asset-backed securities	$26,878	$44	$(22)	$26,900
Floating rate notes(2)	10,242	12	(1)	10,253
Federal funds	5,975	—	—	5,975
Taxable auction notes	4,078	—	—	4,078
Commercial paper	1,269	—	—	1,269
Corporate bonds	1,115	28	—	1,143
Municipal bonds	1,108	—	—	1,108
Auction rate preferred stock	889	5	—	894
Other	1,051	—	—	1,051

Total	$52,605	$89	$(23)	$52,671

	December 31, 2002

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Held-to-maturity:
Federal funds	$150	$—	$—	$150
Repurchase agreements(1)	181	—	—	181
Eurodollar time deposits	1,398	—	—	1,398
Auction rate preferred stock	402	—	—	402
Commercial paper	100	—	—	100
Other	268	1	—	269

Total	$2,499	$1	$—	$2,500

Available-for-sale:
Asset-backed securities	$22,281	$98	$(68)	$22,311
Floating rate notes(2)	11,754	10	(29)	11,735
Taxable auction notes	949	—	—	949
Commercial paper	100	—	—	100
Corporate bonds	1,149	42	—	1,191
Auction rate preferred stock	112	—	(4)	108
Other	400	—	—	400

Total	$36,745	$150	$(101)	$36,794

(1)	Repurchase agreements consist primarily of overnight investments that mature daily.

(2)	As of December 31, 2003 and December 31, 2002, 100 percent of floating rate notes repriced at intervals of 90 days or less.

Total gross realized gains on sales of nonmortgage investments that were classified as available-for-sale were $6.1 million in 2003, $4.5 million in 2002, and $9.9 million in 2001. Total gross realized losses on sales of nonmortgage investments that were classified as available-for-sale were $1.1 million in 2003, $1.7 million in 2002, and $6.1 million in 2001.

On September 13, 2002, concurrent with the new risk-based capital rule issued by our regulator, OFHEO, we reclassified nonmortgage investment securities that had an amortized cost of $11.0 billion and a fair value of $11.2 billion from held-to-maturity to available-for-sale, in accordance with FAS 115. At the time of this noncash transfer, these securities had gross unrealized gains and losses of $139 million and $6 million, respectively.

The following table shows the amortized cost, fair value, and yield of nonmortgage investments by investment classification and remaining maturity as well as the amortized cost, fair value, and yield of our asset-backed securities at December 31, 2003 and 2002.

	2003			2002

	Amortized	Fair		Amortized	Fair
	Cost(1)	Value	Yield	Cost(1)	Value	Yield

	(Dollars in millions)
Held-to-maturity:
Due within one year	$6,822	$6,822	1.10%	$2,465	$2,466	1.88%
Due after one year through five years	—	—	—	34	34	6.21

Total held-to-maturity	6,822	6,822	1.10	2,499	2,500	1.94

Available-for-sale:
Due within one year	19,447	19,464	1.38	8,844	8,851	2.31
Due after one year through five years	6,179	6,206	1.66	5,620	5,632	2.42
Due after five through ten years	101	101	1.27	—	—	—

	25,727	25,771	1.45	14,464	14,483	2.35
Asset-backed securities(2)	26,878	26,900	1.56	22,281	22,311	2.22

Total available-for-sale	52,605	52,671		36,745	36,794

Total	$59,427	$59,493	1.46%	$39,244	$39,294	2.25%

(1)	Amortized cost includes unamortized premiums, discounts, and other deferred price adjustments.

(2)	Contractual maturity of asset-backed securities is not a reliable indicator of their expected life because borrowers generally have the right to repay their obligations at any time.

The following table presents the fair value of nonmortgage securities with unrealized losses at December 31, 2003 and related gross unrealized loss amounts. The table also discloses whether these securities had unrealized losses for less than 12 consecutive months or for 12 consecutive months or longer at December 31, 2003.

	Less Than 12		12 Consecutive
	Consecutive Months		Months or Longer		Total

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(Dollars in millions)
Available-for-sale:
Asset-backed securities	$11,821	$(10)	$2,056	$(12)	$13,877	$(22)
Floating rate notes(1)	6,955	(1)	—	—	6,955	(1)

Total	$18,776	$(11)	$2,056	$(12)	$20,832	$(23)

(1)	As of December 31, 2003 and December 31, 2002, 100 percent of floating rate notes repriced at intervals of 90 days or less.

The fair value of our nonmortgage securities will change from period to period with changes in interest rates and changes in credit performance. We evaluate impairment of our investments based on the criteria in Note 1, “Summary of Significant Accounting Policies, Other-Than-Temporary Impairment and Its Application to Certain Investments.” The unrealized losses on our nonmortgage securities at December 31, 2003 are not considered to be other-than-temporary because they relate primarily to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer. We recorded other-than-temporary impairment of $93 million in 2003 on certain nonmortgage securities in our portfolio.

6.     Debentures, Notes, and Bonds, Net

Borrowings Due Within One Year

Below is a summary of borrowings due within one year at December 31, 2003 and 2002, net of unamortized discount and premium.

	2003

	December 31,		Average During Year
					Maximum
	Outstanding	Cost(1)	Outstanding	Cost(1)	Outstanding(2)

	(Dollars in millions)

Short-term notes	$327,967	1.11%	$320,987	1.21%	$351,793
Other short-term debt	16,943	1.09	14,939	0.89	23,479
Current portion of long-term debt:(3)
Universal Standard debt	84,396	1.49
Universal Benchmark debt	53,464	4.95
Universal Retail debt	36	8.11
Other	387	4.95

Total due within one year	$483,193	1.60%

	2002

	December 31,		Average During Year
					Maximum
	Outstanding	Cost(1)	Outstanding	Cost(1)	Outstanding(2)

Short-term notes	$290,091	1.55%	$252,857	1.98%	$290,091
Other short-term debt	12,522	1.33	18,512	1.70	28,126
Current portion of long-term debt:(3)
Universal Standard debt	41,681	2.25
Universal Benchmark debt	37,376	4.89
Universal Retail debt	73	9.52
Other	669	3.24

Total due within one year	$382,412	1.95%

(1)	Cost in 2003 includes the amortization of discounts, premiums, issuance costs, and other deferred price adjustments. Cost prior to 2003 also includes the effect of debt swaps.

(2)	Maximum outstanding amount for the year is the highest month end outstanding balance during the year.

(3)	Long-term debt represents debt issued with an original term greater than one year. Since this amount only reflects the current portion of long-term debt outstanding, reporting the average or maximum outstanding amount does not provide meaningful information on total long-term debt activity for the year. For additional information on long-term debt, refer to “Borrowings Due After One Year”.

Borrowings Due After One Year

Below is a summary of borrowings due after one year at December 31, 2003 and 2002, net of unamortized discount and premium.

		2003		2002

	Maturity	Amount		Amount
	Date	Outstanding	Cost(1)	Outstanding	Cost(1)

	(Dollars in millions)
Senior debt:
Universal Benchmark Debt, net of $500 of deferred costs for 2003 ($796 for 2002)	2005-2030	$272,841	5.08%	$282,972	5.49%
Universal Standard Debt, net of $330 of deferred costs for 2003 ($311 for 2002)	2005-2038	165,937	3.44	152,656	4.31
Universal Retail Debt, net of $151 of deferred costs for 2003 ($97 for 2002)	2006-2033	13,659	5.06	10,556	6.10
Long-term other, net of $5,712 of deferred costs for 2003 ($5,809 for 2002)	2005-2033	4,508	7.04	3,681	7.71

		456,945	4.51	449,865	5.12

Subordinated debt:
Universal Benchmark Debt, net of $73 of deferred costs for 2003 ($43 for 2002)	2006-2014	12,426	5.32	8,457	5.58
Universal Standard Debt, net of $6 of deferred costs for 2003 ($7 for 2002)	2019	244	9.31	244	9.31
Long-term other, net of $5,110 of deferred costs for 2003 ($5,481 for 2002)	2019	1,340	9.97	1,269	10.01

		14,010	5.84	9,970	6.23

Total senior and subordinated debt		470,955	4.55%	459,835	5.14%
Fair value adjustment for FAS 133(2)		7,205		8,889
Other adjustments(3)		379		(154)

Total due after one year		$478,539		$468,570

(1)	Cost in 2003 includes the amortization of discounts, premiums, issuance costs, other deferred price adjustments. Cost prior to 2003 also includes the effect of debt swaps.

(2)	Represents the change in the fair value of hedged debt in fair value hedge model.

(3)	Primarily includes adjustment for foreign currency translation.

Debentures, notes, and bonds at December 31, 2003 included $241 billion of callable debt. We can redeem this debt at our option any time on or after a specified date in whole or in part. At December 31, 2003, our debentures, notes, and bonds were not subject to mandatory redemptions tied to certain indices or rates after an initial nonredemption period.

We have summarized in the following table the amounts, call periods, and maturity dates for our option-embedded financial instruments at December 31, 2003. These instruments include callable debt, callable swaps, and receive-fixed swaptions (excluding $62 billion of callable debt that was swapped to variable-rate debt) as well as the notional amount of pay-fixed swaptions and caps. We also include universal debt that is redeemable at our option in the table.

		Year of	Amount
	Call Date	Maturity	Outstanding	Cost(2)

	(Dollars in millions)
Callable debt, callable swaps and receive-fixed swaptions:(1)
	Currently callable	2005-2028	$24,024	4.68%
	2004	2004-2033	188,036	4.66
	2005	2005-2033	59,072	5.37
	2006	2008-2031	35,357	5.87
	2007	2011-2032	22,128	6.20
	2008	2008-2033	9,980	5.69
	2009 and later	2012-2030	13,125	7.00

			351,722	5.11%
Pay-fixed swaptions			163,980
Caps			130,350

Total option-embedded financial instruments			$646,052

(1)	Excludes $62 billion of callable debt which was swapped to variable rate debt and classified as effectively non-callable debt.

(2)	Cost represents the end of month level yield that discounts the amount due at maturity to the net proceeds over the expected life of the security. Includes the effect of pay-fixed and receive-fixed swaps.

Listed below are the principal amounts of total debt payable as of December 31, 2003, for the years 2005-2009, assuming we pay off callable debt at maturity and we redeem callable debt at the initial call date.

		Assuming Callable Debt
	Total Debt by Year	Redeemed at Initial
	of Maturity(1)	Call Date(1)

	(Dollars in millions)
2005	$90,852	$105,409
2006	82,740	64,860
2007	64,641	47,571
2008	61,009	31,276
2009	28,756	8,750

(1)	Includes $62 billion of callable debt that was swapped to variable-rate debt.

We repurchased or called $266 billion of debt and swaps with an average cost of 3.39 percent in 2003, $182 billion of debt and swaps with an average cost of 5.36 percent in 2002, and $183 billion of debt and swaps with an average cost of 6.23 percent in 2001. We recorded losses of $2.261 billion in 2003, $710 million in 2002, and $524 million in 2001 on our debt extinguishments.

As part of our voluntary safety and soundness initiatives, we began issuing Subordinated Benchmark Notes in the first quarter of 2001 on a periodic basis to create a new, liquid class of fixed-income assets for investors. We issued subordinated debt totaling $4.0 billion and $3.5 billion during 2003 and 2002, respectively. Outstanding Subordinated Benchmark Notes totaled $12.5 billion at December 31, 2003, versus $8.5 billion at the end of 2002. The total subordinated debt balance at December 31, 2003 and December 31, 2002 includes other subordinated debt issuances that preceded this initiative. Pursuant to Fannie Mae’s Charter Act, the Secretary of the Treasury has the authority to approve Fannie Mae’s issuance of debt obligations.

7.     Income Taxes

The components of our federal income tax provision for the years ended December 31, 2003, 2002, and 2001 were as follows:

	2003	2002	2001

	(Dollars in millions)
Current	$3,459	$3,055	$2,231
Deferred	(766)	(1,626)	(190)

	2,693	1,429	2,041
Tax expense of cumulative effect of change in accounting principle	100	—	90

Net federal income tax provision	$2,793	$1,429	$2,131

The table above does not reflect the tax effects of unrealized gains and losses on available-for-sale securities and derivatives. We record the unrealized gains and losses on these items in AOCI, net of deferred taxes. The tax expense associated with these items was a tax benefit of $129 million in 2003, $2.5 billion in 2002, and $3.8 billion in 2001.

The tax effects of the unrealized gains and losses on available-for-sale securities and derivatives recorded in AOCI gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002. The deferred tax assets and liabilities at December 31, 2003 and 2002 consisted of the following.

	December 31,

	2003	2002

	(Dollars in millions)
Deferred tax assets:
Unrealized losses related to derivatives, net	$8,138	$9,423
Outstanding MBS and REMIC fees	2,120	1,337
Timing differences related to allowance for loan losses and guaranty liability for MBS	380	325
Purchase discount and deferred fees	268	—
Other items, net	157	160

Deferred tax assets	11,063	11,245

Deferred tax liabilities:
Unrealized gains on available-for-sale securities	1,410	2,401
Debt-related expenses	277	446
Benefits from tax-advantaged investments	141	214
Purchase discount and deferred fees	—	42
Other items, net	93	89

Deferred tax liabilities	1,921	3,192

Net deferred tax asset	$9,142	$8,053

We anticipate it is more likely than not that the results of future operations will generate sufficient taxable income to realize the entire balance of deferred tax assets.

Our effective tax rates differed from statutory federal tax rates for the years ended December 31, 2003, 2002, and 2001 as follows:

	2003	2002	2001

Statutory corporate tax rate	35%	35%	35%
Tax-exempt interest and dividends received deductions	(3)	(5)	(4)
Equity investments in affordable housing projects	(6)	(6)	(4)

Effective tax rate	26%	24%	27%

We are exempt from state and local taxes, except for real estate taxes.

8.     Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share.

	2003		2002		2001

	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net income before cumulative effect of change in accounting principle	$7,720	$7,720	$4,619	$4,619	$5,726	$5,726
Cumulative effect of change in accounting principle, net of tax effect	185	185	—	—	168	168

Net Income	7,905	7,905	4,619	4,619	5,894	5,894
Preferred stock dividends and issuance costs on redemptions	(150)	(150)	(111)	(111)	(146)	(146)

Net income available to common stockholders	$7,755	$7,755	$4,508	$4,508	$5,748	$5,748

Weighted average common shares outstanding	977	977	992	992	1,000	1,000
Dilutive potential common shares(1)	—	4	—	5	—	6

Average number of common shares outstanding used to calculate earnings per common share	977	981	992	997	1,000	1,006

Earnings per common share before cumulative effect of change in accounting principle	$7.74	$7.72	$4.54	$4.52	$5.58	$5.54
Cumulative effect of change in accounting principle	.19	.19	—	—	.17	.17

Net earnings per common share	$7.93	$7.91	$4.54	$4.52	$5.75	$5.71

(1)	Dilutive potential common shares consist primarily of the dilutive effect from employee stock options and other stock compensation plans.

9.     Stock-Based Compensation Plans

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (“ESPP”) that allows us to issue up to 41 million shares of common stock to qualified employees. The ESPP was redesigned in 2003 as a result of Fannie Mae’s decision to expense stock options. The new program, the 2003 ESPP Plus, consists of two parts: 1) the ESPP, which allows employees to purchase stock at a discounted purchase price, and 2) a stock bonus. The ESPP portion of the plan allows employees to purchase shares at 95 percent of the stock price on the grant date, rather than 85 percent of the stock price offered in previous years. In addition, subsequent to December 31, 2003, employees were granted Fannie Mae bonus shares provided the price of Fannie Mae stock on December 31, 2003 was higher than 85 percent of the stock’s value at the time of the grant.

In 2003, all eligible employees, excluding certain officers, were automatically enrolled to purchase up to 387 shares of Fannie Mae common stock at $61.28 per share under the offering. Employees had the option of either receiving cash or shares through a Cashless Exercise Program or purchasing shares directly. In addition, employees received an award of 38.75 shares of Fannie Mae common stock, valued at $2,500 at the time of the offering, since Fannie Mae exceeded the target stock price on December 31, 2003.

The stock purchase component of the ESPP Plus program meets the definition of a noncompensatory plan under FAS 123, therefore we did not recognize any compensation expense for grants under FAS 123. However, under FAS 123, we recorded compensation expense for the value of the bonus shares.

Under the 2003 offering, qualified employees purchased 1,764,983 shares at $61.28 per share and received 177,475 shares for the stock bonus in 2004. Under the 2002 offering, employees purchased 5,580 common shares at $68.46 per share in 2003.

Employee Stock Ownership Plan

We have an Employee Stock Ownership Plan (“ESOP”) for qualified employees who are regularly scheduled to work at least 1,000 hours in a calendar year. Participation is not open to participants in the Executive Pension Plan. We may contribute to the ESOP each year an amount based on achievement of defined corporate earnings goals, not to exceed 4 percent of the aggregate eligible salary for all participants. The Board of Directors determines the contribution percentage annually. We may contribute either shares of Fannie Mae common stock or cash to purchase Fannie Mae common stock. We record these contributions as a current period expense. Unless employees elect to receive cash, ESOP dividends are automatically reinvested in Fannie Mae stock within the ESOP. Dividends are accrued four times a year and paid, pursuant to employees’ elections, once a year in February for the four previous quarters. ESOP shares are included as outstanding for purposes of our EPS calculations.

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

Expense recorded in 2003, 2002, and 2001 in connection with the ESOP was $8.5 million, $7.6 million, and $6.5 million, respectively. At December 31, 2003, 2002, and 2001, allocated shares held by the ESOP were 1,530,161 common shares, 1,450,973 common shares, and 1,396,610 common shares, respectively, and committed-to-be-released shares held by the ESOP were 104,886 common shares, 115,127 common shares, and 80,459 common shares, respectively. At December 31, 2003, 2002, and 2001, the ESOP shares held in suspense were 1,862 common shares, 2,105 common shares, and 729 common shares, respectively. The fair value of unearned ESOP shares was $1.9 million, $1.4 million, and $1.7 million at December 31, 2003, 2002, and 2001, respectively.

Performance Shares

Fannie Mae’s Stock Compensation Plan of 1993 authorizes eligible employees to receive performance awards. We generally issue awards with a performance period that can range from three to five years. The performance shares become actual awards only if we attain our goals set for the award period. At the end of the award period, we pay out common stock in either two or three installments over a period not longer than three years. Outstanding contingent grants as of December 31, 2003 totaled 466,216 common shares, 486,545 common shares, and 441,853 common shares for the 2003-2005, 2002-2004, and 2001-2003 performance periods, respectively. We recorded compensation expense for these grants under APB 25 and FAS 123.

Nonqualified Stock Options

Fannie Mae may grant stock options to eligible employees and nonmanagement members of the Board of Directors. Employees cannot generally exercise them until at least one year after the grant date. Nonmanagement directors can exercise them on the grant date. The stock options generally expire ten years from the grant date for both groups. The exercise price of the common stock covered by each option is equal to the fair value of the stock on the date we grant the option. Beginning in 2003, we recorded compensation expense for grants under this plan under FAS 123.

Under the Stock Compensation Plan of 1993, our Board of Directors approved the EPS Challenge Option Grant in January 2000 for all regular full-time and part-time employees. At that time, all employees, other than management group employees, received an option grant of 350 shares at a price of $62.50 per share, the fair market value of the stock on the grant date. Management group employees received option grants equivalent to a percentage of their November 1999 stock grants. Vesting for options granted under this program was tied to meeting a target financial performance goal at the end of 2003 based on core business diluted earnings per share, a supplemental non-GAAP measure used by management to evaluate Fannie Mae’s performance. Management set a target core business diluted earnings per share goal of $6.46 by the end of 2003. We exceeded the target goal in 2003; therefore, 100 percent of the EPS Challenge options vested in January 2004.

The following table summarizes our nonqualified stock option activity for the years 2001-2003.

	2003			2002			2001

		Weighted-	Weighted-		Weighted-	Weighted-		Weighted-	Weighted-
		Average	Average Fair		Average	Average Fair		Average	Average Fair
		Exercise	Value at		Exercise	Value at		Exercise	Value at
	Options	Price	Grant Date	Options	Price	Grant Date	Options	Price	Grant Date

	(Options in thousands)

Balance, January 1,	25,131	$59.16	$19.94	26,234	$57.05	$19.22	25,310	$50.86	$16.90
Granted	3,747	68.40	19.42	865	78.38	26.23	4,173	80.37	28.07
Exercised	(2,302)	30.52	9.28	(1,484)	29.58	9.37	(2,611)	31.92	9.90
Forfeited	(499)	72.33	24.74	(484)	70.61	24.47	(638)	66.93	23.12

Balance, December 31,	26,077	$62.78	$20.71	25,131	$59.16	$19.94	26,234	$57.05	$19.22

Options vested, December 31,	15,867	$58.27	$19.32	15,619	$51.48	$16.71	13,919	$44.10	$13.92

The following table summarizes information about our nonqualified stock options outstanding at December 31, 2003.

	Options Outstanding				Options Exercisable

		Weighted-Average
	Number of	Remaining		Weighted-Average	Number of	Weighted-Average
Range of Exercise Prices	Options(1)	Contractual Life		Exercise Price	Options(1)	Exercise Price

$18.00–$35.00	2,869	1.5	yrs	$23.88	2,869	$23.88
35.01– 53.00	3,506	3.6		46.25	3,356	45.96
53.01– 70.00	9,962	6.8		65.68	3,212	66.14
70.01– 87.00	9,740	7.1		77.21	6,430	76.11

Total	26,077	5.9	yrs	$62.78	15,867	$58.27

(1)	Options in thousands.

Restricted Stock

In 2003, we awarded, issued, and placed in escrow 506,625 shares of restricted stock under the Stock Compensation Plan of 1993 (85,927 shares in 2002) and 65,624 shares of restricted stock under the Stock Compensation Plan of 2003. We released 116,119 shares in 2003 as awards vested (106,062 shares in 2002). These grants were recorded as compensation expense under APB 25 and FAS 123.

Options Available for Future Issuance

At December 31, 2003, 2,962,826 and 39,884,442 shares remained available for grant under the Employee Stock Purchase Plan and the Stock Compensation Plan of 2003, respectively. There were no shares available for issuance under the Stock Compensation Plan of 1993 since the plan expired in May of 2003.

10.     Employee Retirement Benefits

Retirement Savings Plan

Fannie Mae sponsors a defined contribution Retirement Savings Plan that includes a 401(k) option. Under the plan, employees may allocate investment balances to a variety of investment options. Fannie Mae matches employee contributions up to 3 percent of base salary in cash ($6,000 maximum for 2003). As of December 31, 2003, there was no option to invest directly in stock of Fannie Mae. We recorded expense of $11.1 million, $10.8 million, and $9.3 million in 2003, 2002, and 2001, respectively, in connection with our Retirement Savings Plan.

Pension and Postretirement Benefit Plans

Fannie Mae sponsors both qualified and nonqualified noncontributory defined benefit pension plans that cover substantially all Fannie Mae employees. Our nonqualified pension plans include an Executive Pension Plan, Supplemental Pension Plan, and a bonus-based Supplemental Pension Plan, that supplements the benefits payable under the retirement plan. Pension plan benefits are based on years of credited service and a percentage of eligible compensation. We also sponsor a contributory postretirement Health Care Plan that covers substantially all full-time employees. Participant contributions are adjusted annually.

We fund our qualified pension plan through employer contributions to an irrevocable trust fund that is held for the sole benefit of plan participants. Contributions to our qualified pension plan are subject to a minimum funding requirement and a maximum funding limit under the Employee Retirement Income Security Act of 1974 (“ERISA”) IRS regulations. Our policy is to contribute at least the minimum amount required under ERISA to our qualified pension plan. We fund accrued benefits under the Executive Pension Plan through a Rabbi trust. The benefits for our nonqualified supplemental pension plans and postretirement healthcare plan are unfunded. Fannie Mae accrues and pays the benefits for these plans.

The pension and postretirement benefit amounts recognized in our financial statements are determined on an actuarial basis using several different assumptions. The following table shows components of our net periodic benefit cost for our pension and postretirement benefit plans and contributions made to the qualified pension plan and Rabbi Trust.

	2003			2002			2001

	Pension Benefits		Other Post-	Pension Benefits		Other Post-	Pension Benefits		Other Post-
			retirement			retirement			retirement
	Qualified	Non-qualified	Benefits	Qualified	Non-qualified	Benefits	Qualified	Non-qualified	Benefits

	(Dollars in millions)
Service cost	$31	$6	$8	$25	$3	$7	$20	$4	$4
Interest cost	29	7	7	24	3	6	21	3	4
Expected return on plan assets	(18)	—	—	(21)	—	—	(24)	—	—
Other	4	3	3	(1)	1	2	(3)	1	1

Net periodic benefit expense recognized	$46	$16	$18	$27	$7	$15	$14	$8	$9

Benefit payments	$(6)	$(2)	$(3)	$(5)	$(2)	$(3)	$(4)	$(2)	$(3)
Fannie Mae contributions	80	2	3	41	2	3	—	2	3

We were not required to make a minimum contribution to our qualified plan in 2003, 2002, or 2001. However, we made discretionary tax-deductible contributions to our qualified pension plan of $80 million in 2003 and $41 million in 2002. Based on our current projections, we expect to make a discretionary tax-deductible contribution to our qualified pension plan of up to $20 million in 2004.

The obligations and funded status of our plans at December 31, 2003 and 2002 were as follows.

	December 31, 2003			December 31, 2002

	Pension Benefits		Other Post-	Pension Benefits		Other Post-
			retirement			retirement
	Qualified	Non-qualified	Benefits	Qualified	Non-qualified	Benefits

	(Dollars in millions)
Fair value of plan assets	$376	$—	$—	$234	$—	$—
Benefit obligation	472	114	126	391	71	101

Funded status	(96)	(114)	(126)	(157)	(71)	(101)
Unrecognized deferred amounts	79	44	46	106	14	36

Net liability recognized	$(17)	$(70)	$(80)	$(51)	$(57)	$(65)

The actuarial assumptions for our principal plans used in determining the net periodic benefit expense and accrued liability recognized in our financial statements are as follows:

	Pension Benefits			Postretirement Benefits

	2003	2002	2001	2003	2002	2001

Discount rate used to determine net periodic benefit costs	6.75%	7.25%	7.75%	6.75%	7.25%	7.75%
Discount rate used to determine projected benefit obligation	6.25	6.75	7.25	6.25	6.75	7.25
Average rate of increase in future compensation	5.75	6.50	6.50
Expected long-term weighted average rate of return on plan assets	7.50	8.50	9.50
Health care cost trend rate assumed for next year:
Pre-65				11.50	11.50	4.50
Post-65				13.00	13.00	4.50
Rate that cost trend rate gradually declines to and remains at				4.50	4.50	4.50
Year that rate reaches the ultimate trend rate				2008	2007	2002

A one-percentage point change in the assumed health care cost trend rate would have the following effects:

	One-percentage
	Point

	Increase	Decrease

	(Dollars in millions)

Effect on accumulated benefit obligation at December 31, 2003.	$3	$(14)
Effect on net periodic postretirement benefit expense recognized in 2003.	1	(2)

We review our pension and postretirement benefit plan assumptions on an annual basis and benchmark to other companies. We calculate the net periodic benefit expense for a given year based on assumptions established at the end of the previous calendar year. A key assumption used in determining our net periodic benefit expense is the discount rate used in the annual actuarial valuation of our pension and postretirement benefit obligations at year-end. In determining the discount rate at year-end, we consider the current yields on high-quality, corporate fixed-income debt instruments with maturities corresponding to the expected duration of our benefit obligations. At December 31, 2003, we reduced the discount rate used to determine the benefit obligation by 50 basis points to 6.25 percent to reflect a similar rate reduction for corporate fixed-income debt instruments. Another key assumption that affects the net periodic benefit expense recognized in our financial statements for our qualified pension plan is the long-term rate of return on plan assets. We reduced the expected long-term rate of return on plan assets to 7.50 percent in 2003 from 8.50 percent and 9.50 percent in 2002 and 2001, respectively. We based our revised rate on the current and projected investment portfolio mix, actual long-term historical return information, and the estimated future long-term investment returns for each class of assets. Changes in assumptions used in determining our pension and postretirement benefit plan expense did not have a material effect on our results of operations in 2003, 2002, or 2001.

The fair value allocation of our qualified pension plan assets at the end of 2003 and 2002, and the target allocation for 2004, by asset category, were as follows:

		Asset
		Allocation
	Target Allocation
Investment Type	2004	2003	2002

Equity securities	75–85%	86%	81%
Fixed income securities	12–20%	14%	18%
Other	0–2%	0%	1%

Total		100%	100%

Our investment strategy is to diversify our plan assets across a number of securities to reduce our concentration risk and maintain an asset allocation that allows us to meet current and future benefit obligations. With the goal of prudently and cost-effectively diversifying our plan, the assets of the qualified pension plan consist primarily of listed stocks, the majority of which are held in a passively managed index fund. We also invest in actively managed equity portfolios, which are restricted from investing in shares of Fannie Mae stock, and an enhanced-index intermediate duration fixed income account. In addition, the plan holds liquid short-term investments that provide for monthly pension payments, plan expenses, and, from time to time, may represent uninvested contributions or reallocation of plan assets. Our asset allocation policy provides for a larger equity weighting than many companies because our active employee base is relatively young, and we have a relatively small number of retirees currently receiving benefits, both of which suggest a longer investment horizon and consequently a higher risk tolerance level.

The benefits we expect to pay in each of the next five years and subsequent five years for both the pension and postretirement plans are listed in the table below. The expected benefits are based on the same assumptions used to measure our benefit obligation at December 31, 2003.

	Pension Benefits		Other
			Postretirement
	Qualified	Non-qualified	Benefits

	(Dollars in millions)

2004	$7	$2	$3
2005	8	2	4
2006	10	3	4
2007	12	4	5
2008	14	5	5
2009–2013	117	35	39

11.     Line of Business Reporting

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

Portfolio Investment Business: The Portfolio Investment business has two principal components: a mortgage investment portfolio and liquid investments. The mortgage investment portfolio purchases mortgage loans, mortgage-related securities, and other investments from lenders, securities dealers, and other market participants. We invest in high quality, short-term and medium-term liquid investments that provide an ongoing supply of funds that can be used as necessary for liquidity or reinvestment, or readily marketable, high credit quality securities that can be sold to raise cash. We fund the purchase of the assets in our Portfolio Investment business by issuing debt in the global capital markets. The Portfolio Investment business generates profits by ensuring that the interest income from the mortgages, MBS, mortgage-related securities, and liquid investments we purchase is greater than our borrowing costs. A primary measure of profitability for the Portfolio Investment business is our net interest margin. Our net interest margin reflects the difference between taxable-equivalent income on our mortgage assets and non-mortgage investments and our borrowing expense, divided by average interest earning assets.

Our Portfolio Investment business focuses on managing Fannie Mae’s interest rate risk. Interest rate risk is the risk that changes in interest rates could change cash flows on our mortgage assets and debt in a way that adversely affects Fannie Mae’s earnings or long-term value.

Credit Guaranty Business: Our Credit Guaranty business has primary responsibility for managing our mortgage credit risk. Credit risk is the risk of loss to future earnings and future cash flows that may result from the failure of a borrower or counterparty to fulfill its contractual obligation to Fannie Mae. The Credit Guaranty business primarily generates income from guaranty fees for guaranteeing the timely payment of principal and interest on outstanding MBS (not owned by the Portfolio Investment business). The primary source of income for the Credit Guaranty business is the difference between the guaranty fees earned and the costs of providing this service. Income is also allocated to the Credit Guaranty business for the following activities:

•	Managing the credit risk on mortgage assets held by the Portfolio Investment business.

•	Providing capital to the Portfolio Investment business.

•	Temporarily investing principal and interest payments on loans underlying MBS prior to remittance to investors.

Our Credit Guaranty business manages Fannie Mae’s mortgage credit risk by managing the profile and quality of mortgages in the mortgage credit book of business, using credit enhancements to reduce our losses, assessing the sensitivity of credit losses to changes in economic conditions, and aggressively managing problem assets to mitigate losses.

We assign actual direct revenues and expenses among our two lines of business. We use estimates to apportion overhead and other corporate items. For example, we allocate administrative expenses as direct expenses for the line of business. If we cannot allocate expenses to a particular business, we base the allocation on revenues, profits, or volumes as applicable. We allocate capital to the lines of business through an assessment of the interest rate risk and credit risk associated with each business. The guaranty fee income that we allocate to the Credit Guaranty business for managing the credit risk on mortgage assets held by the Portfolio Investment business is offset by a corresponding guaranty fee expense allocation to the Portfolio Investment business in our line of business results. Thus, there is no reconciling adjustment between our total line of business guaranty fee income and our reported guaranty fee income. We allocate transaction fees received for structuring and facilitating securities transactions for our customers primarily to our Portfolio Investment business. We allocate technology-related fees received for providing Desktop Underwriter and other on-line services and fees received for providing credit enhancement alternatives to our customers primarily to our Credit Guaranty business.

Core Business Earnings: The difference between core business earnings and reported net income relates to the FAS 133 accounting treatment for purchased options. Core business earnings does not exclude any other accounting effects related to the application of FAS 133 or any other non-FAS 133 related adjustments.

The following table shows our line of business results for the years ended December 31, 2003, 2002, and 2001, and reconciles total core business earnings to reported GAAP results.

	2003

			Total Core	Reconciling Items
	Portfolio	Credit	Business	Related to		Reported
	Investment	Guaranty	Earnings	Purchased Options		Results

	(Dollars in millions)

Net interest income	$12,766	$803	$13,569	$—		$13,569
Purchased options amortization expense	(3,090)	—	(3,090)	3,090	(2)	—

Core net interest income	9,676	803	10,479	3,090		13,569
Guaranty fee income (expense)	(1,667)	4,078	2,411	—		2,411
Fee and other income (expense), net	495	(58)	437	—		437
Credit-related expenses(1)	—	(112)	(112)	—		(112)
Administrative expenses	(429)	(1,034)	(1,463)	—		(1,463)
Purchased options expense under FAS 133	—	—	—	(2,168	)(3)	(2,168)
Debt extinguishments	(2,261)	—	(2,261)	—		(2,261)

Income before federal income taxes and cumulative effect of change in accounting principle	5,814	3,677	9,491	922		10,413
Provision for federal income taxes	(1,641)	(729)	(2,370)	(323	)(4)	(2,693)

Income before cumulative effect of change in accounting principle	4,173	2,948	7,121	599		7,720
Cumulative effect of change in accounting principle, net of tax effect	185 (5)	—	185	—		185

Net income	$4,358	$2,948	$7,306	$599		$7,905

	2002

			Total Core	Reconciling Items
	Portfolio	Credit	Business	Related to		Reported
	Investment	Guaranty	Earnings	Purchased Options		Results

Net interest income	$9,869	$697	$10,566	$—		$10,566
Purchased options amortization expense	(1,814)	—	(1,814)	1,814	(2)	—

Core net interest income	8,055	697	8,752	1,814		10,566
Guaranty fee income (expense)	(1,374)	3,190	1,816	—		1,816
Fee and other income (expense), net	348	(116)	232	—		232
Credit-related expenses(1)	—	(92)	(92)	—		(92)
Administrative expenses	(357)	(862)	(1,219)	—		(1,219)
Purchased options expense under FAS 133	—	—	—	(4,545	)(3)	(4,545)
Debt extinguishments	(710)	—	(710)	—		(710)

Income before federal income taxes	5,962	2,817	8,779	(2,731)		6,048
Provision for federal income taxes	(1,747)	(638)	(2,385)	956	(4)	(1,429)

Net income	$4,215	$2,179	$6,394	$(1,775)		$4,619

	2001

			Total Core	Reconciling Items
	Portfolio	Credit	Business	Related to		Reported
	Investment	Guaranty	Earnings	Purchased Options		Results

Net interest income	$7,369	$721	$8,090	$—		$8,090
Purchased options amortization expense	(590)	—	(590)	590	(2)	—

Core net interest income	6,779	721	7,500	590		8,090
Guaranty fee income (expense)	(1,109)	2,591	1,482	—		1,482
Fee and other income (expense), net	211	(60)	151	—		151
Credit-related expenses(1)	—	(78)	(78)	—		(78)
Administrative expenses	(302)	(715)	(1,017)	—		(1,017)
Special contribution	(192)	(108)	(300)			(300)
Purchased options expense under FAS 133	—	—	—	(37	)(3)	(37)
Debt extinguishments	(524)	—	(524)	—		(524)

Income before federal income taxes and cumulative effect of change in accounting principle	4,863	2,351	7,214	553		7,767
Provision for federal income taxes	(1,374)	(473)	(1,847)	(194	)(4)	(2,041)

Income before cumulative effect of change in accounting principle	3,489	1,878	5,367	359		5,726
Cumulative effect of change in accounting principle, net of tax effect	—	—	—	168	(6)	168

Net income	$3,489	$1,878	$5,367	$527		$5,894

(1)	Credit-related expenses include the income statement line items “Provision for losses” and “Foreclosed property expense (income).”

(2)	Represents the amortization of purchased options premiums that we allocate to interest expense over the original expected life of the options. We include this amount in core business earnings instead of recording changes in the time value of purchased options because this treatment is more consistent with the accounting for the embedded options in our callable debt and the vast majority of our mortgages.

(3)	Represents changes in the fair value of the time value of purchased options recorded in accordance with FAS 133. We exclude this amount from our core business earnings measure because the period-to-period fluctuations in the time value portion of our options do not reflect the economics of our current risk management strategy, which generally is to hold our purchased options to maturity or exercise date. Consequently, we do not expect to realize the period-to-period fluctuations in time value. In addition, the accounting for purchased options under FAS 133 is inconsistent with the accounting for embedded options in our callable debt and mortgages.

(4)	Represents the net federal income tax effect of core business earnings adjustments based on the applicable federal income tax rate of 35 percent.

(5)	This represents the one-time transition gain recorded upon the adoption of FAS 149 on July 1, 2003.

(6)	This represents the one-time transition gain recorded upon the adoption of FAS 133 on January 1, 2001. We exclude the transition gain from core business earnings because it relates to unrealized gains on purchased options that were recorded when we adopted FAS 133.

The Portfolio Investment business represented $980 billion, or 97 percent of total assets, at December 31, 2003 and $869 billion, or 98 percent of total assets, at December 31, 2002.

12.     Dividend Restrictions and Regulatory Capital Ratios

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

The following table shows how our capital at December 31, 2003 and 2002 compared with these requirements.

	December 31,

	2003(1)	2002

	(Dollars in millions)
Core capital(2)	$34,405	$28,079
Required minimum capital(3)(6)	31,520	27,203

Excess of core capital over minimum capital(6)	$2,885	$877

Total capital(4)	$35,182	$28,871
Required risk-based capital(7)	Not Available	17,434

Excess of total capital over required risk-based capital (7)	Not Available	11,437

Required critical capital(5)(6)	$16,113	$13,880
Excess of core capital over required critical capital(6)	18,292	14,199

(1)	Amounts at December 31, 2003 represent estimates, pending OFHEO’s certification, which is generally provided no later than 3 months following the end of each quarter.

(2)	The sum of (a) the stated value of outstanding common stock; (b) the stated value of outstanding noncumulative perpetual preferred stock; (c) paid-in capital; and (d) retained earnings, less treasury stock. Core capital excludes AOCI.

(3)	The sum of (a) 2.50 percent of on-balance sheet assets; (b) .45 percent of outstanding MBS; and (c) .45 percent of other off-balance sheet obligations, which may be adjusted by the Director of OFHEO under certain circumstances (See 12 CFR 1750.4 for existing adjustments made by the Director of OFHEO).

(4)	The sum of (a) core capital and (b) the total allowance for loan losses and guaranty liability for MBS, less (c) the specific loss allowance. The specific loss allowance totaled $20 million and $19 million at December 31, 2003 and 2002, respectively.

(5)	The sum of (a) 1.25 percent of on-balance sheet assets; (b) .25 percent of outstanding MBS; and (c) .25 percent of other off-balance sheet obligations, which may be adjusted by the Director of OFHEO under certain circumstances.

(6)	The December 31, 2002 amounts do not reflect the effect of the balance sheet reclassification of amounts associated with the guaranty liability for MBS that we own from our “Allowance for loan losses” to “Guaranty liability for MBS” on the balance sheet.

(7)	Amount at December 31, 2003 will not be available until the end of March 2004. OFHEO reports Fannie Mae’s risk-based capital at the end of each quarter on a lagged quarterly basis.

Payment of dividends on common stock is subordinate to any payment of dividends on preferred stock outstanding. Payment of preferred stock dividends is not mandatory.

13.     Preferred Stock

The following table presents preferred stock outstanding as of December 31, 2003.

		Shares Issued	Stated
		and	Value per	Annual		Redeemable on or
	Issue Date	Outstanding	Share	Dividend Rate		After

Series D	September 30, 1998	3,000,000	$50	5.250%		September 30, 1999
Series E	April 15, 1999	3,000,000	50	5.100		April 15, 2004
Series F	March 20, 2000	13,800,000	50	3.540	(1)	March 31, 2002	(3)
Series G	August 8, 2000	5,750,000	50	1.830	(2)	September 30, 2002	(3)
Series H	April 6, 2001	8,000,000	50	5.810		April 6, 2006
Series I	October 28, 2002	6,000,000	50	5.375		October 28, 2007
Series J	November 26, 2002	14,000,000	50	3.780	(4)	November 26, 2004
Series K	March 18, 2003	8,000,000	50	3.000	(5)	March 18, 2005
Series L	April 29, 2003	6,900,000	50	5.125		April 29, 2008
Series M	June 10, 2003	9,200,000	50	4.750		June 10, 2008
Series N	September 25, 2003	4,500,000	50	5.500		September 25, 2008

Total		82,150,000

(1)	Rate effective March 31, 2002. Variable dividend rate that resets every two years thereafter at the Constant Maturity U.S. Treasury Rate minus .16 percent with a cap of 11 percent per year.

(2)	Rate effective September 30, 2002. Variable dividend rate that resets every two years thereafter at the Constant Maturity U.S. Treasury Rate minus .18 percent with a cap of 11 percent per year.

(3)	Represents initial call date. Redeemable every two years thereafter.

(4)	Initial rate. Variable dividend rate that resets every two years thereafter at the two-year U.S. Dollar Swap Rate plus 1.38 percent with a cap of 8 percent per year.

(5)	Initial rate. Variable dividend rate that resets every two years thereafter at the two-year U.S. Dollar Swap Rate plus 1.33 percent with a cap of 8 percent per year.

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

We redeemed all 7.5 million shares of our outstanding Series A preferred stock on March 1, 2001, all 7.5 million shares of our outstanding Series B preferred stock on February 28, 2002, and all 5.0 million shares of our outstanding Series C preferred stock on July 31, 2002.

14.     Derivative Instruments and Hedging Activities

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

As a result of the adoption of FAS 149 on July 1, 2003, we are required to account for the majority of our commitments to purchase or sell mortgage loans and purchase or sell mortgage-related securities as derivatives and record these commitments on our balance sheet at fair value. We estimate the fair value of mortgage commitments based on the difference between quoted market prices for mortgage-related securities or estimates of market prices for mortgage loans based on MBS market prices and our committed price.

We formally document all relationships between hedging instruments and the hedged items, including the risk management objective and strategy for undertaking various hedge transactions. We link derivatives that qualify for hedge accounting to specific assets and liabilities on the balance sheet or to specific forecasted transactions and designate them as cash flow or fair value hedges. We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that we use in hedging transactions are highly effective in offsetting changes in the cash flows or fair values of the hedged items. Any ineffectiveness present in the hedge relationship is recognized in current earnings. The assessment of effectiveness excludes the changes in the value of the hedged item, which are unrelated to the risks being hedged. Accordingly, our assessment of effectiveness may exclude changes in the fair value of a derivative related to time value, which if excluded, are recognized in current earnings.

The following table shows the outstanding notional balances of our derivative instruments and mortgage commitments accounted for as derivatives at December 31, 2003 and 2002 based on the hedge classification. We distinguish between mortgage commitments accounted for as derivatives under FAS 149 and the derivative instruments we have used historically to supplement our issuance of debt in our disclosures because we generally settle the notional amount of our mortgage commitments; however, we do not settle the notional amount of our derivative instruments. We had no open hedge positions on the anticipatory issuance of debt at December 31, 2003. However, we had open commitment positions for the forecasted purchase of mortgage loans or mortgage-related securities with a maximum length of time over which we were hedging of 90 days at December 31, 2003.

	December 31,

	2003				2002

	Cash Flow	Fair Value	No Hedge		Cash Flow	Fair Value	No Hedge
	Hedges	Hedges	Designation	Total	Hedges	Hedges	Designation	Total

	(Dollars in millions)
Interest rate swaps:
Pay-fixed	$300,536	$34,566	$—	$335,102	$152,157	$16,355	—	$168,512
Receive-fixed	148,923	53,556	—	202,479	22,734	29,636	—	52,370
Basis	32,260	—	—	32,260	25,525	—	—	25,525
Forward starting	30,475	—	—	30,475	8,200	—	—	8,200
Interest rate caps	130,350	—	—	130,350	122,393	—	—	122,393
Swaptions:
Pay-fixed	163,980	—	—	163,980	129,225	—	—	129,225
Receive-fixed	64,221	76,974	—	141,195	51,500	94,750	—	146,250
Other(1)	854	3,858	43	4,755	1,004	3,016	100	4,120

Total	$871,599	$168,954	$43	$1,040,596	$512,738	$143,757	$100	$656,595

Mortgage commitments:(2)
Forward contracts to purchase whole loans and mortgage-related securities	$4,953	$—	$13,419	$18,372
Forward contracts to sell mortgage-related securities	2,050	4,669	13,401	20,120

(1)	Includes foreign currency swaps, forward starting swaps, asset swaps, and other derivatives used to hedge anticipated debt issues.

(2)	Effective with our July 1, 2003 adoption of FAS 149, mandatory mortgage purchase and sell commitments and optional purchase and sell commitments with a fixed price entered into subsequent to June 30, 2003 are accounted for as derivatives and recorded on Fannie Mae’s balance sheet at fair value.

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

Cash Flow and Fair Value Hedges

We use various types of interest rate and foreign currency exchange rate derivatives contracts to protect against changes in the fair value of our fixed-rate assets and liabilities due to fluctuations in interest rate and exchange rates, as well as changes in the cash flows of our variable-rate assets and liabilities and anticipated transactions.

Cash Flow Hedges

Objectives and Context

We employ cash flow hedges to protect against fluctuations in the interest spread on purchased assets by hedging existing variable-rate debt and the forecasted issuance of anticipated debt through our Benchmark Program. The issuance of short-term Discount Notes and variable-rate long-term debt during periods of rising interest rates can result in a mismatch of cash flows relative to fixed-rate mortgage assets. We use cash flow hedges to reduce the risk of mismatched cash flows by converting variable-rate interest expense to fixed-rate interest expense to minimize significant changes in the spread of our funding costs.

Under FAS 149, certain of our mortgage commitments also qualify as cash flow hedges of forecasted purchases or sales because the change in fair value of the commitment is expected to change in direct correlation with the forecasted transaction being hedged.

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

We enter into pay-fixed interest rate swaps and swaptions as well as interest rate caps to change the variable-rate cash flow exposure on our short-term Discount Notes and long-term variable-rate debt to fixed-rate cash flows. Under the swap agreements, we effectively create fixed-rate debt by receiving variable interest payments and making fixed interest payments. We purchase swaptions that give us the option to enter into a pay-fixed, receive-variable interest rate swap at a future date. Under interest rate cap agreements, we reduce the variability of cash flows on our variable-rate debt by purchasing the right to receive cash if interest rates rise above a specified level.

We continually monitor changes in interest rates and identify interest rate exposures that may adversely impact expected future cash flows on our mortgage and debt portfolios. We use analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on our future cash flows. We did not discontinue any cash flow hedges during the year because it was no longer probable that the hedged debt would be issued. We had no open positions for hedging the forecasted issuance of debt at December 31, 2003.

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

For our mortgage commitments that are designated as cash flow hedges, changes in the fair value of the commitment will be recorded in AOCI, to the extent effective. We will amortize the deferred AOCI amount into earnings as a component of interest income over the life of the security or loan whose purchase is being hedged for portfolio purchases or include it as a component of the gain or loss on sales. When we settle a purchase commitment, we will record the purchase at fair value. The difference between the purchase price and fair value (“fair value purchase price adjustment”) is expected to equal the amount recorded in AOCI at settlement. We amortize the amount recorded in AOCI and the offsetting fair value purchase price adjustment into earnings as a component of interest income over the estimated life of the loans or securities. Because the amortization amounts are equal and offsetting, we do not expect this change in accounting to have any effect on our income statement.

We will amortize an estimated $6.3 billion, net of taxes, out of AOCI and into earnings during the next 12 months. Actual amortization results in 2004 will likely differ from the amortization estimate because actual swap yields during 2004 will change from the swap yield curve assumptions at December 31, 2003 and actual prepayments on loans may differ from those estimated due to changes in interest rates.

The reconciliation below reflects the impact of FAS 133 on AOCI, net of taxes, from January 1, 2002 through December 31, 2003 related to all contracts accounted for as derivatives:

	December 31,

	2003	2002	2001

	(Dollars in millions)
Impact on AOCI, (net of taxes):
Balance at January 1	$(16,251)	$(7,359)	$(3,972)
Losses on cash flow hedges related to derivatives, net	(1,326)	(14,274)	(5,530)
Losses on cash flow hedges related to mortgage commitments, net	(2,609)	—	—
Reclassifications to earnings, net	5,536	5,382	2,143

Balance at December 31	$(14,650)	$(16,251)	$(7,359)

Balance related to:(1)
Losses on cash flow hedges related to derivatives, net	$(12,192)	$(16,251)	$(7,539)
Losses on cash flow hedges related to mortgage commitments, net	(2,458)	—	—

	$(14,650)	$(16,251)	$(7,539)

(1)	Excludes AOCI balance of $2.618 billion at December 31, 2003 related to unrealized gains on securities, net, which results in a total AOCI balance of $12.032 billion at December 31, 2003.

If there is any hedge ineffectiveness on hedges of the forecasted issuance of long-term debt or derivatives that do not qualify as cash flow hedges, we record the ineffective portion in the “Fee and other income, net” line item on the income statement. Ineffectiveness resulting from hedges of existing debt is recorded in interest expense so long as the hedging relationship qualifies under FAS 133. We record hedge ineffectiveness on mortgage purchases in interest income.

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

Financial Statement Impact

We record changes in the fair value of derivatives used as fair value hedges of debt in the “Interest Expense” line item on the income statement along with offsetting changes in the fair value of the hedged items attributable to the risk being hedged. We record changes in the fair value of forward sale commitments and the hedged assets in interest income. If the derivative does not qualify as a fair value hedge we record the changes in fair value in “Fee and other income, net”.

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

No Hedge Designation

We do not apply hedge accounting to certain other commitments considered derivatives under FAS 149, primarily offsetting purchase and sell commitments that we expect to settle at the same time. Therefore, we mark to market these commitments through earnings as a component of “Fee and other income, net.” However, we expect the gains and losses to largely offset with only a minimal effect on our earnings.

The following table presents information related to our derivative hedging activities for 2003, 2002, and 2001.

	2003	2002	2001

	(Dollars in millions)
Cash Flow Hedges:
Hedge ineffectiveness recognized in earnings	$(12)	$—	$(3)
Time value of purchased options excluded from assessment of hedge effectiveness	(1,658)	(2,572)	(34)
Gains (losses) on forecasted mortgage commitment transactions that did not occur as anticipated	(23)	—	—
Fair Value Hedges:
Hedge ineffectiveness recognized in earnings	$(9)	$—	$—
Time value of purchased options excluded from assessment of hedge effectiveness	(510)	(1,973)	(3)
No Hedge Designation:	$28	$—	$—

15.     Financial Instruments with Off-Balance Sheet Risk

We are involved in financial instrument transactions that create off-balance sheet risk. We enter into these transactions to fulfill our statutory purpose of meeting the financing needs of the secondary residential mortgage market and to reduce our own exposure to interest rate fluctuations. These financial instruments include guaranteed outstanding MBS, commitments to purchase mortgage portfolio assets or to issue and guarantee outstanding MBS, and credit enhancements. These instruments involve elements of credit and interest rate risk in excess of amounts recognized on the balance sheet to varying degrees.

Guaranteed Outstanding MBS

As guarantor of outstanding MBS, we are obligated to disburse monthly installments of principal and interest at the certificate rate plus the UPB of any foreclosed mortgage to MBS investors whether or not they have been received. We are paid a guaranty fee for assuming this credit risk. We also are obligated to disburse unscheduled principal payments received from borrowers on MBS. The borrower, lender, or Fannie Mae may purchase credit enhancements, such as mortgage insurance, to protect against the risk of loss from borrower default. Occasionally, lenders may elect to remain at risk for the loans underlying MBS through recourse arrangements. Lenders that keep recourse retain the primary default risk, in whole or in part, in exchange for a lower guaranty fee. We may also enter into other credit enhancement arrangements. Fannie Mae, however, bears the ultimate risk of default on outstanding MBS.

At December 31, 2003, the maximum potential amount of future principal payments we could be required to make under our guarantee of outstanding MBS was $1.3 trillion. We have recognized a liability for these guaranty obligations based on our estimate of probable credit losses in the loans underlying outstanding MBS as of December 31, 2003.

In the event we were required to make the maximum amount of future payments under the guarantees, we would first pursue recovering these payments by proceeding against the underlying collateral of the loans. If the value of the collateral was less than the payments made under our guarantees, then we would recover payments from third-party providers of credit enhancements. In the event that the principal amount of single-family loans exceeds the value of the underlying properties, then we have credit enhancements with maximum coverage totaling $64 billion in primary mortgage insurance, $7 billion in pool insurance, and $33 billion in full recourse to lenders on single-family loans. If the collateral proceeds for multifamily loans were insufficient, then we have credit enhancements totaling $13 billion in recourse to multifamily lenders.

Commitments

We enter into master delivery commitments on either a mandatory or an optional basis. Under a mandatory master commitment, a lender must either deliver loans to Fannie Mae under an MBS contract at a specified guaranty fee rate or enter into a mandatory portfolio commitment with the yield established upon executing the portfolio commitment. We also accept mandatory or lender-option delivery commitments not issued pursuant to a master commitment. These commitments may be for our portfolio or for issuances of MBS. Effective with our July 1, 2003 adoption of FAS 149, mandatory portfolio purchase commitments are accounted for as derivatives and recorded on our balance sheet at fair value. Optional purchase commitments and commitments to issue MBS are not recorded on our balance sheet.

We generally hedge the cost of funding future portfolio purchases upon issuance of, or conversion to, a mandatory commitment. Therefore, we largely mitigate the interest rate risk relating to loans purchased pursuant to those commitments.

Credit Enhancements

Credit enhancements typically represent credit enhancement and liquidity support for taxable or tax-exempt housing bonds issued by state and local governmental entities to finance multifamily housing for low-and moderate-income families and for other obligations related to the financing. We issue MBS, pledge an interest in certain mortgages we own, or otherwise provide contractual assurance of payment to a trustee for the bonds or another party in the transaction. Our direct credit enhancement improves the rating on the bonds, thus resulting in lower-cost financing for multifamily housing.

Credit Exposure for Off-Balance Sheet Financial Instruments

The following table presents the contractual amount of off-balance sheet financial instruments at December 31, 2003 and 2002. Contractual or notional amounts do not necessarily represent the credit risk of the positions.

	December 31,

	2003	2002

	(Dollars in billions)
Contractual amounts:
Outstanding MBS(1)	$1,300	$1,029
Master delivery commitments(2):
Mandatory	60	41
Optional	19	6
Portfolio purchase commitments:
Mandatory(3)	—	85
Optional	5	3
Credit enhancements	14	12
Other investments	3	3

(1)	MBS held by investors other than Fannie Mae.

(2)	Master delivery commitments require lenders to either deliver loans to us for securitization or enter into a mandatory commitment to deliver loans or mortgage-related securities to us for purchase. These arrangements are off-balance sheet and not accounted for as derivatives unless we enter into a mandatory purchase commitment.

(3)	Effective with our July 1, 2003 adoption of FAS 149, mandatory mortgage purchase and sell commitments and optional purchase and sell commitments with a fixed price entered into subsequent to June 30, 2003 are accounted for as derivatives and recorded on Fannie Mae’s balance sheet at fair value.

16.     Concentrations of Credit Risk

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

Regional economic conditions affect a borrower’s ability to repay and the value of the collateral underlying a loan. Geographic concentrations increase the susceptibility of our portfolio to changes in credit risk. Our single-family geographic concentrations have been consistently diversified over the past three years with our largest exposure to the western region of the U.S. No region or state experienced negative home price growth. No significant concentration existed at the state level at December 31, 2003 and 2002 except for California, where 19 and 18 percent of the gross UPB of our conventional single-family mortgage loans in portfolio and those underlying MBS in portfolio and outstanding MBS were located at December 31, 2003 and 2002, respectively. The following table presents the regional geographic distribution of properties underlying our conventional single-family mortgage loans in portfolio and those underlying MBS in portfolio and outstanding MBS at December 31, 2003 and 2002. Excluded from this population at December 31, 2003 and 2002 are non-Fannie Mae mortgage securities for which geographic information is not available.

	Geographic Distribution(1)

	Midwest	Northeast	Southeast	Southwest	West	Total

2003 Single-family conventional mortgage credit book	17%	18%	22%	16%	27%	100%
2002 Single-family conventional mortgage credit book	18	19	21	16	26	100

(1)	Midwest includes IL, IN, IA, MI, MN, NE, ND, OH, SD, WI; Northeast includes CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT, VI; Southeast includes AL, DC, FL, GA, KY, MD, NC, MS, SC, TN, VA, WV; Southwest includes AZ, AR, CO, KS, LA, MO, NM, OK, TX, UT; West includes AK, CA, GU, HI, ID, MT, NV, OR, WA, WY.

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

The primary credit risk associated with mortgage insurers is that they will fail to fulfill their obligations to reimburse us for claims under insurance policies. We were the beneficiary of primary mortgage insurance coverage on $309 billion of single-family loans in portfolio or underlying MBS at December 31, 2003 and $316 billion at December 31, 2002. Seven mortgage insurance companies, all rated AA or higher by Standard & Poor’s (“S&P”), provided approximately 98 percent of the total coverage at the end of 2003 and 99 percent at the end of 2002.

The primary risk associated with mortgage lenders is that they will fail to fulfill their servicing obligations. Mortgage servicers collect mortgage and escrow payments from borrowers, pay taxes and insurance costs from escrow accounts, monitor and report delinquencies, and perform other required activities on our behalf. A servicing contract breach could result in credit losses for us, or we could incur the cost of finding a replacement servicer, which could be substantial for loans that require a special servicer. Our ten largest single-family mortgage servicers serviced 63 percent of our single-family book of business at both year-end 2003 and 2002, respectively. Our fifteen largest multifamily mortgage servicers serviced 73 percent of our multifamily book of business at year-end 2003, compared with 70 percent at year-end 2002.

The primary credit exposure we have on a derivative transaction is that a counterparty might default on payments due, which could result in having to replace the derivative with a different counterparty at a higher cost. Over 99 percent of the $1,041 billion and $657 billion notional amount of our outstanding derivative transactions were with counterparties rated A or better both by S&P and Moody’s at December 31, 2003 and 2002, respectively (one counterparty was downgraded below an A rating after the contract was entered into in 2002).

To reduce our credit risk concentrations, our derivative instruments were diversified among 23 and 21 counterparties at year-end 2003 and 2002, respectively. Of the 23 counterparties at December 31, 2003, seven counterparties with credit ratings of A or better represented approximately 74 percent of the total notional amount of outstanding derivatives transactions. In comparison, eight counterparties with credit ratings of A or better accounted for approximately 76 percent of the total notional outstanding amount of derivative transactions at December 31, 2002.

Seventy-one percent of our net exposure of $514 million and $197 million at December 31, 2003 and 2002, respectively, after consideration of collateral held, was with six counterparties rated AA or better by S&P and Aa or better by Moody’s. The percentage of our net exposure with these six counterparties ranged from 7 to 21 percent in 2003, and 2 to 23 percent in 2002.

17.     Fair Value of Financial Instruments

The basic assumptions used and the estimates disclosed in the Fair Value Balance Sheets represent our best judgment of appropriate valuation methods. These estimates are based on pertinent information available to us as of December 31, 2003 and 2002. In certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors, and our evaluation of those factors, change. Although we use our best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique. Therefore, these fair value estimates are not necessarily indicative of the amounts that we would realize in a market transaction. The accompanying Fair Value Balance Sheets do not represent an estimate of the overall market value of Fannie Mae as a going concern, which would take into account future business opportunities.

Fair Value Balance Sheets

	December 31, 2003		December 31, 2002

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(Dollars in millions)
Assets
Mortgage assets	$906,529	$924,482	$818,244	$847,421
Nonmortgage investments	59,493	59,493	39,293	39,294
Cash and cash equivalents	1,415	1,415	1,710	1,710
Other assets	33,941	20,996	24,602	19,316
Derivatives in gain positions	8,191	8,191	3,666	3,666

	1,009,569	1,014,577	887,515	911,407
Guaranty fee income, net(1)	—	7,570	—	5,146
Mortgage purchase commitments(2)	—	—	—	1,650

Total assets	$1,009,569	$1,022,147	$887,515	$918,203

Liabilities and Net Assets
Liabilities:
Senior debt
Due within one year	$483,193	$484,076	$382,412	$382,453
Due after one year	464,529	477,111	458,600	485,297
Subordinated debt
Due after one year	14,010	15,904	9,970	12,424

	961,732	977,091	850,982	880,174
Other liabilities	23,864	11,874	14,548	10,202
Derivatives in loss positions	1,600	1,600	5,697	5,697

Total liabilities	987,196	990,565	871,227	896,073

Net assets, net of tax effect	$22,373	$31,582	$16,288	$22,130

(1)	At December 31, 2003 and 2002, the notional amount of total MBS outstanding was $1,857 billion and $1,538 billion, respectively. Refer to Note 15, “Financial Instruments with Off-Balance Sheet Risk,” for more information on the nature of this item.

(2)	With the adoption of FAS 149, the fair value of mandatory mortgage purchase commitments at December 31, 2003 are included on the balance sheet as a component of either derivatives in gain positions or of derivatives in loss positions. At December 31, 2002, the fair value of mortgage commitments was considered off-balance sheet for purposes of our GAAP financial statements. Mandatory mortgage purchase commitments totaled $5 billion and $85 billion at December 31, 2003 and 2002, respectively.

See accompanying Notes to Fair Value Balance Sheets.

Notes to Fair Value Balance Sheets

The following discussion summarizes the significant methodologies and assumptions we used to estimate the fair values in the accompanying Fair Value Balance Sheets.

Mortgage Portfolio, Net

The fair value calculations of our mortgage portfolio considered such variables as interest rates, credit quality, and loan collateral. Because an active market does not exist for a portion of mortgage loans in the portfolio, the portfolio’s unsecuritized mortgages were aggregated into pools by product type, coupon, and maturity and converted into notional MBS. A normal guaranty fee that our securitization business would charge for a pool of loans with similar characteristics was subtracted from the weighted-average coupon rate less servicing fees. We describe the method for estimating this guaranty fee and the credit risk associated with the mortgage portfolio under Guaranty fee income.

We then employed an OAS approach to estimate fair values for MBS held in portfolio and other mortgage-related securities. The OAS approach represents the risk premium or incremental interest spread over some market benchmark rates, typically our swap rates, that is included in a security’s yield to compensate an investor for the uncertain effects of embedded prepayment options on mortgages. The OAS was calculated using quoted market values for selected benchmark securities and provided a generally applicable return measure that considers the effect of prepayment risk and interest rate volatility.

Nonmortgage Investments

We based fair values of our nonmortgage investment portfolio on actual quoted prices or prices quoted for similar financial instruments.

Cash and Cash Equivalents

We used the carrying amount of cash and cash equivalents as a reasonable estimate of their fair value.

Other Assets

Other assets include accrued interest receivable, net currency swap receivables, the initial fair value of MBS outstanding under FIN 45, and several other smaller asset categories. The fair value of other assets, excluding certain deferred items that have no fair value and net currency swap receivables, approximates their carrying amount. We estimated the fair value of net currency swap receivables based on either the expected cash flows or quoted market values of these instruments. The fair value of MBS outstanding under FIN 45 at year-end is included in the line item “Guaranty fee income, net.”

The fair value amount also includes the estimated effect on deferred income taxes of providing for federal income taxes for the difference between net assets at fair value and at cost at the statutory corporate tax rate of 35 percent.

Derivatives

We enter into interest rate swaps, including callable swaps that, in general, extend or adjust the effective maturity of certain debt obligations. Under these swaps, we generally pay or receive a fixed rate and receive or pay a floating rate based on a notional amount. We also enter into interest rate swaps that are linked to specific investments (asset swaps) or specific debt issues (debt swaps). We estimated the fair value of interest rate swaps based on either the expected cash flows or quoted market values of these instruments, net of tax. We included the effect of netting under master agreements in determining swap obligations in a gain position or loss position.

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

Mortgage Purchase Commitments

Mortgage purchase commitments include mandatory commitments to purchase loans and mortgage-related securities. We estimated their fair value based on the prices for similar securities that are being traded in the marketplace.

Guaranty Fee Income

Guaranteed outstanding MBS are not assets owned by us, except when acquired for investment purposes. We receive a guaranty fee calculated on the outstanding principal balance of the MBS or other mortgage-related assets held by third parties. The guaranty fee represents a future income stream for us. Under generally accepted accounting principles, we recognize this guaranty fee as income over the life of the securities.

The Fair Value Balance Sheets reflect the present value of guaranty fee income and estimated credit losses. The present value of guaranty fee income includes the guaranty fee plus float less credit enhancement costs and estimated future administrative costs. The present value of credit losses includes economic credit losses less receipts from credit enhancements. The cash flows related to the guaranty fee and estimated credit losses are generated in a manner similar to the OAS methodology described above and include estimated prepayments across a wide range of simulated interest rate paths and defaults and loss severities across a wide range of simulated home price paths. The cash flows are then discounted at the Fannie Mae debt rate plus a market OAS based on interest only securities at December 31, 2003 and 2002.

Noncallable and Callable Debt

We estimated the fair value of our noncallable debt using quotes for selected Fannie Mae debt securities with similar terms. We estimated the fair value of callable debt with an OAS model similar to the valuation of the mortgage portfolio.

Other Liabilities

Other liabilities primarily include accrued interest payable, amounts payable to MBS holders, estimated losses on guaranteed MBS, net currency swap payables, the initial fair value of MBS outstanding under FIN 45, and several other smaller liability categories. The fair value of other liabilities often approximates their carrying amount; however, certain deferred liabilities have no fair value. We included credit loss exposure for guaranteed MBS and other mortgage-related securities as a component of the net MBS guaranty fee. We estimated the fair value of net currency swap payables based on the expected cash flows or quoted market values of these instruments. The fair value of estimated losses from MBS outstanding under FIN 45 at year-end is included in the line item “Guaranty fee income, net.”

Independent Auditors’ Report

To the Board of Directors and Stockholders of Fannie Mae:

We have audited the accompanying balance sheets of Fannie Mae as of December 31, 2003 and 2002, and the related statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of Fannie Mae’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fannie Mae as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, Fannie Mae changed its method of accounting for financial guarantees, stock-based compensation and commitments related to mortgages and mortgage-related securities in 2003 and derivative instruments in 2001.

We also have audited in accordance with auditing standards generally accepted in the United States of America the supplemental fair value balance sheets of Fannie Mae as of December 31, 2003 and 2002, included in Note 17 to the financial statements. As described in Note 17, the supplemental fair value balance sheets have been prepared by management to present relevant financial information that is not provided by the financial statements and is not intended to be a presentation in conformity with accounting principles generally accepted in the United States of America. In addition, the supplemental fair value balance sheets do not purport to present the net realizable, liquidation, or market value of Fannie Mae as a whole. Furthermore, amounts ultimately realized by Fannie Mae from the disposal of assets may vary significantly from the fair values presented. In our opinion, the supplemental fair value balance sheets included in Note 17 present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

KPMG LLP

Washington, D.C.

January 20, 2004

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

Management recognizes that there are inherent limitations in the effectiveness of any internal control environment. However, management believes that, as of December 31, 2003, Fannie Mae’s internal control environment, as described herein, provided reasonable assurance as to the integrity and reliability of the financial statements and related financial information.

/s/ J. TIMOTHY HOWARD	/s/ LEANNE G. SPENCER

J. Timothy Howard	Leanne G. Spencer
Vice Chairman and	Senior Vice President and
Chief Financial Officer	Controller

Fannie Mae

Quarterly Results of Operations (Unaudited)

The following unaudited results of operations include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for such periods.

	2003 Quarter Ended

	December	September	June	March

	(Dollars in millions, except per common
	share amounts)

Net interest income	$3,211	$3,489	$3,501	$3,368
Guaranty fee income	619	613	632	547
Fee and other income (expense)	(13)	104	232	114
Provision for losses	(23)	(28)	(26)	(23)
Foreclosed property income (expense)	(17)	(1)	3	3
Administrative expenses	(418)	(347)	(354)	(344)
Purchased options income (expense)	(133)	473	(1,883)	(625)
Debt extinguishments, net	(227)	(902)	(740)	(392)

Income before federal income taxes and cumulative effect of change in accounting principle	2,999	3,401	1,365	2,648
Provision for federal income taxes	(803)	(920)	(263)	(707)
Cumulative effect of change in accounting principle, net of tax effect	—	185	—	—

Net income	$2,196	$2,666	$1,102	$1,941
Preferred stock dividends and issuance costs on redemptions	(44)	(42)	(34)	(30)

Net income available to common stockholders	$2,152	$2,624	$1,068	$1,911

Diluted earnings per common share	$2.21	$2.69	$1.09	$1.93
Cash dividends per common share	.45	.45	.39	.39

	2002 Quarter Ended

	December	September	June	March

Net interest income	$3,012	$2,591	$2,532	$2,431
Guaranty fee income	523	463	423	407
Fee and other income	95	91	42	4
Provision for losses	(41)	(26)	(33)	(28)
Foreclosed property income	8	12	9	7
Administrative expenses	(313)	(315)	(301)	(290)
Purchased options expense	(1,881)	(1,378)	(499)	(787)
Debt extinguishments, net	(176)	(138)	(224)	(172)

Income before federal income taxes	1,227	1,300	1,949	1,572
Provision for federal income taxes	(275)	(307)	(485)	(362)

Net income	$952	$993	$1,464	$1,210
Preferred stock dividends and issuance costs on redemptions	(20)	(26)	(24)	(41)

Net income available to common stockholders	$932	$967	$1,440	$1,169

Diluted earnings per common share	$.94	$.97	$1.44	$1.17
Cash dividends per common share	.33	.33	.33	.33

Fannie Mae

Financial and Statistical Summary (Unaudited)

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(Dollars in millions, except per common share amounts)
Summary Statements of Income:
Interest income	$50,920	$50,853	$49,170	$42,781	$35,495
Interest expense	(37,351)	(40,287)	(41,080)	(37,107)	(30,601)

Net interest income	13,569	10,566	8,090	5,674	4,894
Guaranty fee income	2,411	1,816	1,482	1,351	1,282
Fee and other income (expense), net	437	232	151	(44)	191
Provision for losses	(100)	(128)	(94)	(122)	(151)
Foreclosed property income (expense)	(12)	36	16	28	24
Administrative expenses	(1,463)	(1,219)	(1,017)	(905)	(800)
Special contribution	—	—	(300)	—	—
Purchased options expense	(2,168)	(4,545)	(37)	—	—
Debt extinguishments, net	(2,261)	(710)	(524)	49	(14)

Income before federal income taxes and cumulative effect of change in accounting principle	10,413	6,048	7,767	6,031	5,426
Provision for federal income taxes	(2,693)	(1,429)	(2,041)	(1,583)	(1,514)

Income before cumulative effect of change in accounting principle	7,720	4,619	5,726	4,448	3,912
Cumulative effect of change in accounting principle, net of tax effect	185	—	168	—	—

Net income	$7,905	$4,619	$5,894	$4,448	$3,912
Preferred stock dividends and issuance costs on redemptions	(150)	(111)	(146)	(121)	(78)

Net income available to common stockholders	$7,755	$4,508	$5,748	$4,327	$3,834

Basic earnings per common share:
Earnings before cumulative effect of change in accounting principle	$7.74	$4.54	$5.58	$4.31	$3.75
Cumulative effect of change in accounting principle	.19	—	.17	—	—

Net earnings	$7.93	$4.54	$5.75	$4.31	$3.75

Diluted earnings per common share:
Earnings before cumulative effect of change in accounting principle	$7.72	$4.52	$5.54	$4.29	$3.72
Cumulative effect of change in accounting principle	.19	—	.17	—	—

Net earnings	$7.91	$4.52	$5.71	$4.29	$3.72

Cash dividends per common share	$1.68	$1.32	$1.20	$1.12	$1.08
Mortgages purchased:
Single-family	$559,670	$363,149	$262,440	$149,674	$191,642
Multifamily	13,182	7,492	8,144	4,557	3,568

Total mortgages purchased	$572,852	$370,641	$270,584	$154,231	$195,210

Average net yield on mortgages purchased	5.00%	5.92%	6.56%	7.62%	6.88%
Debt issued:
Short-term debt	$2,238,408	$1,635,919	$1,756,691	$1,143,131	$1,136,001
Long-term debt	347,802	238,467	249,352	110,215	139,020

Total	$2,586,210	$1,874,386	$2,006,043	$1,253,346	$1,275,021

Average cost of debt issued	1.43%	2.21%	3.97%	6.34%	5.33%
MBS issues acquired by others	$850,204	$478,260	$344,739	$105,407	$174,850

Fannie Mae

Financial and Statistical Summary (Unaudited)

	December 31,

	2003	2002	2001	2000	1999

	(Dollars in millions, except per common share amounts)
Summary Balance Sheets:
Mortgage portfolio:
Mortgage-related securities:
Held-to-maturity	$475,152	$437,932	$509,155	$443,872	$365,749
Available-for-sale	190,795	173,706	32,900	11,434	8,501

Total	665,947	611,638	542,055	455,306	374,250
Loans held-for-investment	234,699	189,147	167,388	152,634	149,230
Allowance for loan losses	(85)	(79)	(48)	(51)	(56)
Unamortized premiums (discounts) and deferred price adjustments, net	1,234	337	(2,640)	(209)	(378)

Mortgage portfolio, net	901,795	801,043	706,755	607,680	523,046
Loans held-for-securitization or sale	4,734	17,201	7,141	2,492	2,327

Total mortgage assets	906,529	818,244	713,896	610,172	525,373
Other assets	103,040	69,271	86,052	65,052	49,935

Total assets	$1,009,569	$887,515	$799,948	$675,224	$575,308

Debentures, notes, and bonds, net:
Due within one year	$483,193	$382,412	$343,492	$280,322	$226,582
Due after one year	478,539	468,570	419,975	362,360	321,037

Total debentures, notes, and bonds, net	961,732	850,982	763,467	642,682	547,619
Guaranty liability for MBS	712	729	755	755	745
Other liabilities	24,752	19,516	17,608	10,949	9,315

Total liabilities	987,196	871,227	781,830	654,386	557,679
Stockholders’ equity	22,373	16,288	18,118	20,838	17,629

Total liabilities and stockholders’ equity	$1,009,569	$887,515	$799,948	$675,224	$575,308

Core capital	$34,405	$28,079	$25,182	$20,827	$17,876
Excess of core capital over minimum capital	2,885	877	1,000	533	106
Excess of core capital over required critical capital	18,292	14,199	12,859	10,490	8,748
Yield on net mortgage portfolio	5.54%	6.45%	6.95%	7.24%	7.08%
Yield on total interest earning assets	5.28	6.13	6.53	7.21	7.01
Cost of debt outstanding	4.18	4.81	5.49	6.47	6.18
Book value per common share	$18.82	$13.76	$15.86	$18.58	$16.02
Common shares outstanding	970	989	997	999	1,019
Outstanding MBS	$1,300,166	$1,029,456	$858,965	$706,722	$679,145
Book of business	2,198,604	1,823,580	1,567,412	1,316,975	1,203,592

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with our accountants on accounting and financial disclosure during the two most recent fiscal years.

Item 9A. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer are responsible for ensuring that we maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information and other information required under the securities laws to be disclosed is identified and communicated to senior management, including our Chief Executive Officer and Chief Financial Officer, on a timely basis. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in providing such reasonable assurance as of the end of the period covered by this annual report. Additionally, there were no changes in our internal control over financial reporting identified in connection with the evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On October 29, 2003, we filed an amendment on Form 8-K/ A with the SEC to a Current Report on Form 8-K, dated October 16, 2003. The amendment corrected errors in our third quarter earnings press release. The errors were primarily the result of an incorrect formula in a spreadsheet used to determine the adjustment necessary to recognize securities classified as available-for-sale at fair value. This computational error was due to the miscalculation of the effect of adjustments necessary in this process as a result of our adoption of FAS 149. We have implemented enhancements to more fully integrate our existing systems to facilitate our accounting for commitments as derivatives pursuant to FAS 149, and we plan to implement further integration enhancements during 2004.

On February 24, 2004, we received a letter from OFHEO in connection with OFHEO’s review of the events surrounding the error. The letter expressed OFHEO’s concern about our use of manual or “end user” computing systems, including our use of those systems in the FAS 149 financial reporting process. The letter requests Fannie Mae to submit, within thirty days of the letter, a remediation plan that includes a schedule for the development and implementation of a fully automated FAS 149 accounting commitment process and a plan to address all financial reporting end user applications. If we believe that automation of any particular application is not necessary, we must provide an explanation of the circumstances relative to our belief. We will identify applications that we believe do not require automation and provide an explanation to OFHEO regarding these applications. We also will review with OFHEO integration enhancements that we have implemented over the last five months. We expect that we will be able to respond to OFHEO’s request in a timely manner.

PART III

Item 10. Directors and Executive Officers of the Registrant

Our directors elected by stockholders have provided the following information about their principal occupation, business experience and other matters. The term of each director ends on the date of the Fannie Mae annual stockholders’ meeting to be held on May 25, 2004, or when his or her successor is elected and qualified.

Directors Elected by Stockholders

Stephen B. Ashley, age 64, has been Chairman and Chief Executive Officer of The Ashley Group, a group of commercial and multifamily real estate, brokerage, and investment companies, since January 1997. The Ashley Group is comprised of S.B. Ashley Management Corporation, S.B. Ashley Brokerage Corporation, and S.B.

Ashley & Associates Venture Company, LLC. He also serves as a director of The Genesee Corporation and Exeter Fund, Inc. In addition, Mr. Ashley serves as a trustee of Cornell University. He is a past President of the Mortgage Bankers Association of America. Mr. Ashley has been a Fannie Mae director since 1995.

Kenneth M. Duberstein, age 59, has been Chairman and Chief Executive Officer of The Duberstein Group, Inc., an independent strategic planning and consulting company, since July 1989. He served as Chief of Staff to the President of the United States from 1988 to 1989. Mr. Duberstein also serves as a director of The Boeing Company, ConocoPhillips, Inc., Fleming Companies, Inc., and St. Paul Companies, Inc. Mr. Duberstein has been a Fannie Mae director since 1998.

Thomas P. Gerrity, age 62, has been Professor of Management since 1990 and was Dean from June 1990 to July 1999, of The Wharton School of the University of Pennsylvania, an educational institution. He was President of CSC Consulting and Vice President of Computer Sciences Corporation from May 1989 to June 1990 and Chairman and Chief Executive Officer of Index Group, Inc., from March 1969 to April 1989. Mr. Gerrity also serves as a director of CVS Corporation, Internet Capital Group, Inc., Knight-Ridder, Inc., Sunoco, Inc., and Hercules, Inc. Mr. Gerrity has been a Fannie Mae director since 1991.

Timothy Howard, age 55, has been Vice Chairman of the Board and Chief Financial Officer of Fannie Mae since May 2003 and was Executive Vice President and Chief Financial Officer from February 1990 to May 2003. Mr. Howard became a member of the Office of Chairman in November 2000. He joined Fannie Mae in 1982. Mr. Howard serves on the Board of Directors of CarrAmerica Realty Corporation. Mr. Howard has been a Fannie Mae director since 2003.

Ann McLaughlin Korologos, age 62, has been Vice Chairman, RAND Board of Trustees, a nonprofit institution, since May 2001. Ms. Korologos has been Chairman Emeritus, since August 2000, Chairman from October 1996 to August 2000, and Vice Chairman from August 1993 to September 1996, of the Aspen Institute, a nonprofit organization. Ms. Korologos serves as Senior Advisor to Benedetto, Gartland and Company, Inc., an investment banking firm. Ms. Korologos also serves as a director of AMR Corporation (and its subsidiary, American Airlines), Harman International Industries, Inc., Host Marriott Corporation, Kellogg Company, and Microsoft Corporation. Ms. Korologos recently retired as director of Vulcan Materials Company, effective May 14, 2004. Ms. Korologos has been a Fannie Mae director since 1994.

Frederic V. Malek, age 67, has been Chairman of Thayer Capital Partners, a private equity investment firm, since 1993. He served as Co-Chairman of CB Commercial Real Estate Group from 1989 to 1996. He also served as President of Northwest Airlines, Inc., from 1989 to 1990 and Vice Chairman from 1990 to 1992. Mr. Malek also serves as a director of Automatic Data Processing Corp., FPL Group, Inc., Northwest Airlines, Inc., CB Richard Ellis, and Manor Care, Inc. Mr. Malek recently retired as director of American Management Systems, Inc., effective March 31, 2004. Mr. Malek has been a Fannie Mae director since 2002.

Donald B. Marron, age 69, is Chairman, Chief Executive Officer and founder of Lightyear Capital, LLC, a private equity investment firm. Mr. Marron served as president of Paine Webber Group Inc. from 1977 to 1980, and as Chairman and Chief Executive Officer from 1981, until its merger with UBS AG in November 2000. Following the merger, Mr. Marron served as Chairman, UBS America, at UBS until September 2003. Mr. Marron also serves as a director of Shinsei Bank. He is a former director of the National Association of Securities Dealers and the New York Stock Exchange and former governor of the Securities Industries Association. Mr. Marron serves as a trustee of the Center for Strategic and International Studies and is Chairman of the Center for the Study of the Presidency. He is a member of the Board of Overseers and Managers, Memorial Sloan-Kettering Cancer Center and a trustee of the Museum of Modern Art. Mr. Marron has been a Fannie Mae director since 2001.

Daniel H. Mudd, age 45, has been Vice Chairman of the Board and Chief Operating Officer of Fannie Mae since February 2000. Prior to his employment with Fannie Mae, Mr. Mudd was President and Chief Executive Officer of GE Capital, Japan, a diversified financial services company and a wholly-owned subsidiary of the General Electric Company, from April 1999 to February 2000. He also served as President of GE Capital, Asia Pacific, from May 1996 to June 1999. Mr. Mudd also serves as a director of Ryder System, Inc. Mr. Mudd has been a Fannie Mae director since 2000.

Anne M. Mulcahy, age 51, has been Chairman of Xerox Corporation since January 2002 and Chief Executive Officer since August 2001. Xerox Corporation is a global company serving document processing markets with headquarters in Stamford, Connecticut. Ms. Mulcahy served as President and Chief Operating Officer of Xerox from May 2000 through July 2001. She was Executive Vice President and President, General Markets Operations, from January 1999 to May 2000, and Senior Vice President, Chief Staff Officer from March 1997 to January 1999. Ms. Mulcahy also serves as a director of Target Corporation. Ms. Mulcahy has been a Fannie Mae director since 2000.

Joe K. Pickett, age 58, retired from HomeSide International, Inc. on June 30, 2001, where he had served as Chairman from February 1996. He also served as Chief Executive Officer of HomeSide International, Inc. from February 1996 to February 2001. HomeSide International was the parent of HomeSide Lending, Inc., a mortgage banking company that was formerly known as BancBoston Mortgage Corporation. HomeSide International, Inc. was a wholly-owned subsidiary of National Australia Bank in 2001. Mr. Pickett also served as Chairman and Chief Executive Officer of HomeSide Lending from April 1990 to April 1999. Mr. Pickett is a past President of the Mortgage Bankers Association of America. Mr. Pickett has been a Fannie Mae director since 1996.

Leslie Rahl, age 53, is the founder and President of Capital Market Risk Advisors, Inc., a financial advisory firm specializing in risk management, hedge funds, and capital market strategy. Previously, Ms. Rahl spent 19 years at Citibank, including nine years as Vice President and Division-Head, Derivatives Group — North America. Ms. Rahl is currently on the board of directors of the International Association of Financial Engineers, the Fischer Black Memorial Foundation, and 100 Women in Hedge Funds. She is a former director of the International Swaps Dealers Association. Ms. Rahl was appointed to the Fannie Mae Board in February 2004.

Franklin D. Raines, age 55, has been Chairman of the Board and Chief Executive Officer of Fannie Mae since January 1999 and was Chairman of the Board and Chief Executive Officer-Designate of Fannie Mae from May 1998 to December 1998. Prior to his current position with Fannie Mae, Mr. Raines was Director of the United States Office of Management and Budget from September 1996 to May 1998. Previously, Mr. Raines had been Vice Chairman of the Board of Fannie Mae from September 1991 to September 1996. He joined Fannie Mae in July 1991 as Vice Chairman-Designate. Before joining Fannie Mae, Mr. Raines was with Lazard Freres & Co., an investment banking firm, which he joined in 1979 and in which he was a General Partner from January 1985 to December 1990 and a Limited Partner from January 1991 to June 1991. Mr. Raines also serves as a director of Time Warner Inc., PepsiCo, Inc., and Pfizer Inc., and as an Overseer for TIAA-CREF. Mr. Raines was a Fannie Mae director from 1991 to 1996 and has been a Fannie Mae director since 1998.

H. Patrick Swygert, age 61, has been President of Howard University, a Washington, D.C. educational institution, since 1995. He also serves as a director of Hartford Financial Services Group, Inc. and United Technologies Corporation. In addition, Mr. Swygert is a member of Brown v. Board of Education National Commemoration Commission, chairman of the Historically Black Colleges and Universities Capital Finance Advisory Board, U.S. Department of Education, and member, National Security Agency Advisory Board. Mr. Swygert has been a Fannie Mae director since 2000.

Directors Appointed by the President of the United States

Our directors appointed by President George W. Bush have provided the following information about their principal occupation, business experience and other matters. Each director’s term ends on the date of the Fannie Mae annual stockholders’ meeting to be held on May 25, 2004.

Victor H. Ashe, age 59, is an attorney and Resident Fellow at the Institute of Politics at the Kennedy School of Government of Harvard University. Mr. Ashe served as Mayor of Knoxville, Tennessee from 1988 through 2003. He served as a member of the Tennessee House of Representatives from 1968 to 1974 and the Tennessee State Senate from 1975 to 1984. Mr. Ashe has been a Fannie Mae director since 2001.

Molly H. Bordonaro, age 35, has been a principal at the Gallatin Group, a strategic consulting and public affairs firm, since May 2002. She was an associate at Norris, Beggs, & Simpson from 1999 to 2002 and was owner and President of The Bordonaro Group from 1995 to 1999. Ms. Bordonaro has been a Fannie Mae director since 2001.

William R. Harvey, age 63, has been the President of Hampton University, a private educational institution, since 1978. He is the owner of the Pepsi-Cola Bottling Company of Houghton, Michigan. Mr. Harvey has been a Fannie Mae director since 2001.

Manuel J. Justiz, age 55, has been Dean of the College of Education at the University of Texas at Austin, an educational institution, since 1990 and holds the A.M. Aikin Regents Chair in Education Leadership and the Lee Hage Jamail Regents Chair in Education. In addition, he serves as a director of Voyager Expanded Learning. Mr. Justiz has been a Fannie Mae director since 2001.

Taylor C. Segue, III, age 49, has been with the Michigan law firm of Howard & Howard Attorneys P.C. since June 2002. He served as Interim Director of the Detroit Housing Commission from August 2002 to December 2002 and was a partner at Butzel, Long, P.C. from February 1999 to May 2002. Mr. Segue was a partner at Segue, Fair, Adams, & Pope, P.L.C. from 1990 to 1999. Mr. Segue has been a Fannie Mae director since 2001.

Executive Officers

Our executive officers who are not also members of the Board of Directors have provided the following information about their principal occupation, business experience and other matters.

Thomas E. Donilon, age 48, has been Executive Vice President-Law and Policy and Secretary since May 2000. Mr. Donilon became a member of the Office of the Chairman in 2003. He served as Senior Vice President, General Counsel and Secretary from September 1999 to May 2000. Mr. Donilon was a partner with the law firm of O’Melveny & Myers from February 1991 to March 1993 and November 1996 to September 1999 when he joined Fannie Mae. Mr. Donilon served as Assistant Secretary of State for Public Affairs and Chief of Staff to the Secretary of State from March 1993 to November 1996.

Louis W. Hoyes, age 55, has been Executive Vice President-Single-Family Mortgage Business since May 2000. He served as Senior Vice President-Multifamily Lending and Investment from September 1995 to May 2000. Prior to his employment with Fannie Mae, Mr. Hoyes was a managing director of Citicorp Real Estate, holding various management positions over his 22-year career in their commercial real estate division and Latin American banking group. He also served as a Senior Credit Officer of Citibank, N.A., from 1982 until he joined Fannie Mae.

Ann M. Kappler, age 46, has been Senior Vice President and General Counsel since May 2000. She was Senior Vice President and Deputy General Counsel from January 1999 to May 2000. Prior to joining Fannie Mae, she was a partner with Jenner & Block, a law firm, from January 1994 to December 1998.

Robert J. Levin, age 48, has been Executive Vice President-Housing and Community Development since June 1998. He was Executive Vice President-Marketing from June 1990 to June 1998. He joined Fannie Mae in 1981.

Adolfo Marzol, age 43, has been Executive Vice President-Finance and Credit since November 2002. He was Executive Vice President and Chief Credit Officer from June 1998 to November 2002. He was Senior Vice President-Single-Family Business Management from July 1996 to June 1998. He was Senior Vice President-Capital Markets from February 1996 to July 1996. Prior to his employment with Fannie Mae, Mr. Marzol was Executive Vice President and Chief Financial Officer from July 1993 to January 1996 and Senior Vice President-Interest Rate Risk from January 1991 to June 1993 of Chase Manhattan Mortgage Corporation, a mortgage company.

Peter S. Niculescu, age 44, has been Executive Vice President-Mortgage Portfolio Business since November 2002. He was Senior Vice President-Portfolio Strategy from March 1999 to November 2002. Prior to his employment with Fannie Mae, Mr. Niculescu was a Managing Director and Co-Head of Fixed Income

Research for Goldman Sachs & Co. He joined Goldman Sachs in 1990 and held a variety of positions including Managing Director-Mortgage Research, Vice President-Mortgage Research and Corporate Bond Strategist.

Julie St. John, age 52, has been Executive Vice President and Chief Technology Officer since July 2000. She served as Senior Vice President-Mortgage Business Technology from November 1999 to July 2000. She was Senior Vice President-Guaranty and Franchise Technologies from November 1993 to November 1999. Ms. St. John joined Fannie Mae in 1990.

Michael J. Williams, age 46, has been President-Fannie Mae eBusiness since July 2000. He served as Senior Vice President- e-Commerce from March 2000 to July 2000. He was Senior Vice President-Customer Applications and Technology Integration from November 1993 to March 2000. Mr. Williams joined Fannie Mae in 1991.

Under Fannie Mae’s bylaws, each officer holds office until his or her successor is chosen and qualified or until he or she dies, resigns, retires, or is removed from office by the Board of Directors, whichever occurs first.

Section 16(a) Beneficial Ownership Reporting Compliance

During 2003, no Fannie Mae executive officer or director failed to file any report required by Section 16(a) with respect to equity securities of Fannie Mae on a timely basis.

Code of Ethics

Fannie Mae has adopted a code of ethics that applies to our chief executive officer, chief financial officer and chief accounting officer. The code of ethics has been posted on our website, www.fanniemae.com, under “Corporate Governance”.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference from the discussion under the heading “Executive Compensation” in the proxy statement for our 2004 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference from the discussion under the headings “Stock Ownership” and “Proposal 3: Approval of Amendment to Fannie Mae Employee Stock Purchase Plan” in the proxy statement for our 2004 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference from the discussion under the heading “Certain Transactions and Relationships” in the proxy statement for our 2004 Annual Meeting of Shareholders.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference from the discussion under the heading “Ratification of Auditors” in our proxy statement for our 2004 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Documents filed as part of this report

      1.   Financial Statements

The financial statements required to be filed as part of this report are contained in Item 8 beginning on page 121, and included in this report following page 121.

      2.   Financial Statement Schedules

The financial statement schedule required to be filed as part of this report is listed on page 121 and appears on page 172. All other schedules have been omitted because they are not required or are not applicable or because the required information is included in the Financial Statements or the Notes.

      3.   Exhibits

An index to exhibits has been filed as part of this Report beginning on page E-1 and is incorporated herein by reference.

(b)  Reports on Form 8-K During the Fourth Quarter of the Fiscal Year

On October 16, 2003, we furnished a Current Report on Form 8-K dated October 16, 2003, reporting our earnings for the third quarter of fiscal year 2003, and certain other financial data, under Items 5 and 12.

On October 29, 2003, we furnished an amendment on Form 8-K/ A to the Current Report dated October 16, 2003; and on October 30, 2003, we filed a further amendment on Form 8-K/ A to the Current Report dated October 16, 2003.

On November 14, 2003, we furnished a Current Report on Form 8-K dated November 13, 2003, reporting monthly financial results for the month of October 2003, under Item 9.

On November 21, 2003, we furnished a Current Report on Form 8-K dated November 21, 2003, disclosing the quarterly business activity supplement for the third quarter of 2003, under Item 9.

On December 15, 2003, we furnished a Current Report on Form 8-K dated December 15, 2003, reporting monthly financial results for the month of November 2003, under Item 9.

No other reports on Form 8-K were furnished during the fourth quarter of 2003; however, we filed the following reports on Form 8-K subsequent to December 31, 2003:

On January 21, 2004, we furnished a Current Report on Form 8-K dated January 21, 2004, reporting our earnings for the fourth quarter of fiscal year 2003, and certain other financial data, under Items 9 and 12.

On January 27, 2004, we furnished a Current Report on Form 8-K dated January 26, 2004, reporting an increase in our dividend, under Item 9.

On February 17, 2004, we furnished a Current Report on Form 8-K dated February 17, 2004, reporting monthly financial results for the month of January 2004, under Item 9.

On February 19, 2004, we furnished a Current Report on Form 8-K dated February 18, 2004, reporting the selection of a new member of our Board of Directors, under Item 9.

On March 1, 2004, we furnished a Current Report on Form 8-K dated March 1, 2004, reporting the adoption of a Rule 10b5-1 Sales Plan by an executive officer, under Item 9.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal National Mortgage Association

Date: March 15, 2004

By:	/s/ FRANKLIN D. RAINES

Franklin D. Raines Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANKLIN D. RAINES Franklin D. Raines	Chairman of the Board of Directors and Chief Executive Officer	March 15, 2004

/s/ J. TIMOTHY HOWARD J. Timothy Howard	Vice Chairman and Chief Financial Officer	March 15, 2004

/s/ LEANNE G. SPENCER Leanne G. Spencer	Senior Vice President and Controller	March 15, 2004

/s/ VICTOR H. ASHE Victor H. Ashe	Director	March 15, 2004

/s/ STEPHEN B. ASHLEY Stephen B. Ashley	Director	March 15, 2004

/s/ MOLLY H. BORDONARO Molly H. Bordonaro	Director	March 15, 2004

/s/ KENNETH M. DUBERSTEIN Kenneth M. Duberstein	Director	March 15, 2004

/s/ THOMAS P. GERRITY Thomas P. Gerrity	Director	March 15, 2004

/s/ WILLIAM R. HARVEY William R. Harvey	Director	March 15, 2004

/s/ MANUEL J. JUSTIZ Manuel J. Justiz	Director	March 15, 2004

Signature	Title	Date

/s/ ANN MCLAUGHLIN KOROLOGOS Ann McLaughlin Korologos	Director	March 15, 2004

/s/ FREDERIC V. MALEK Frederic V. Malek	Director	March 15, 2004

/s/ DONALD B. MARRON Donald B. Marron	Director	March 15, 2004

/s/ DANIEL H. MUDD Daniel H. Mudd	Vice Chairman and Chief Operating Officer	March 15, 2004

/s/ ANNE M. MULCAHY Anne M. Mulcahy	Director	March 15, 2004

/s/ JOE K. PICKETT Joe K. Pickett	Director	March 15, 2004

/s/ LESLIE RAHL Leslie Rahl	Director	March 15, 2004

/s/ TAYLOR C. SEGUE, III Taylor C. Segue, III	Director	March 15, 2004

/s/ H. PATRICK SWYGERT H. Patrick Swygert	Director	March 15, 2004

INDEX TO EXHIBITS

The following documents are filed as exhibits to this report on Form 10-K and incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Item 15(a)(3)
3.1	Fannie Mae Charter Act (12 U.S.C. § 1716 et seq.) (Incorporated by reference to Exhibit 3.1 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
3.2	Fannie Mae Bylaws, effective as of July 15, 2003 (Incorporated by reference to Exhibit 3.1 to Fannie Mae’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)
4.1	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series D (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.2	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series E (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.3	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series F (Incorporated by reference to Exhibit 4.3 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.4	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series G (Incorporated by reference to Exhibit 4.4 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.5	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series H (Incorporated by reference to Exhibit 4.5 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.6	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series I (Incorporated by reference to Exhibit 4.6 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.7	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series J (Incorporated by reference to Exhibit 4.7 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.8	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series K (Incorporated by reference to Exhibit 4.8 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.9	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series L (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.)
4.10	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series M (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)
4.11	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series N (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)
10.1	Employment Agreement between Fannie Mae and Franklin D. Raines† (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)
10.2	Employment Agreement between Fannie Mae and Daniel H. Mudd† (Incorporated by reference to Exhibit 10.2 to Fannie Mae’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)
10.3	Employment Agreement between Fannie Mae and J. Timothy Howard† (Incorporated by reference to Exhibit 10.3 to Fannie Mae’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)
10.4	Letter Agreement between Fannie Mae and Robert J. Levin† (Incorporated by reference to Exhibit 10.5 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
10.5	Letter Agreement between Fannie Mae and Adolfo Marzol† (Incorporated by reference to Exhibit 10.6 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
10.6	Form of Indemnification Agreement for Non-Management Directors of Fannie Mae (Incorporated by reference to Exhibit 10.7 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
10.7	Form of Indemnification Agreement for Officers of Fannie Mae (Incorporated by reference to Exhibit 10.8 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
10.9	Federal National Mortgage Association Supplemental Pension Plan† (Incorporated by reference to Exhibit 10.9 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)

E-1

10.10	Executive Pension Plan of the Federal National Mortgage Association† (Incorporated by reference to Exhibit 10.10 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
10.11	Fannie Mae Annual Incentive Plan† (Incorporated by reference to Exhibit 10.11 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
10.12	Fannie Mae Stock Compensation Plan of 2003†
10.14	Fannie Mae Procedures for Deferral and Diversification of Awards† (Incorporated by reference to Exhibit 10.14 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
10.15	Fannie Mae Stock Option Gain Deferral Plan† (Incorporated by reference to Exhibit 10.15 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
10.16	Fannie Mae Supplemental Pension Plan of 2003† (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)
10.17	Director’s Charitable Award Program† (Incorporated by reference to Exhibit 10.17 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
12.1	Statement re computation of ratios of earnings to fixed charges
12.2	Statement re computation of ratios of earnings to combined fixed charges and preferred stock dividends
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

†	This exhibit is a management contract or compensatory plan or arrangement.

E-2