Form 10-Q
period 2004-03-31
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2004-05-10
CIK 310522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

☐ Yes                    ☒ No

As of the close of business on April 30, 2004, there were 969,102,887 shares of common stock outstanding.

CROSS-REFERENCE INDEX TO FORM 10-Q

The interim financial information provided in this report reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for such periods. Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in our interim financial statements are not necessarily indicative of the results that may be expected for the full year. The interim financial information should be read in conjunction with Fannie Mae’s 2003 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) and available on our Web site at www.fanniemae.com/ir and the SEC’s Web site at www.sec.gov under “Federal National Mortgage Association” or CIK number 0000310522. We do not intend these internet addresses to be active links. Therefore, other than our 2003 Annual Report on Form 10-K, the information that appears on these Web sites is not incorporated into this Form 10-Q.

This report on Form 10-Q highlights significant factors influencing Fannie Mae’s results of operations and financial condition. Management’s Discussion and Analysis and other sections of our Form 10-Q contain forward-looking statements based on management’s estimates of trends and economic factors in the markets in which Fannie Mae is active as well as the company’s business plans. Such estimates and plans may change without notice and future results may vary from expected results if there are significant changes in economic, regulatory, or legislative conditions affecting Fannie Mae or its competitors. For a discussion of these factors, investors should review our Annual Report on
Form 10-K for the year ended December 31, 2003. We undertake no duty to update these forward-looking statements.

PART I—FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

SELECTED FINANCIAL DATA

The following selected financial data includes performance measures and ratios based on our reported results and core business earnings, a supplemental non-GAAP (generally accepted accounting principles) measure used by management in operating our business. Our core business earnings measures are not defined terms within GAAP and may not be comparable to similarly titled measures presented by other companies. See “Management’s Discussion and Analysis (“MD&A”)—Reported Results and Core Business Earnings” for a discussion of how we use core business earnings measures and why we believe they are helpful to investors. Our results for the three-month periods ended March 31, 2004 and 2003 are unaudited and, in the opinion of management, include all adjustments of a normal recurring nature necessary for a fair presentation. We have reclassified certain prior period amounts to conform to our current year presentation. Results for the reported period are not necessarily indicative of the results that may be expected for the full year.

	Three Months Ended
	March 31,

	2004	2003

	(Dollars and shares in
	millions, except per
	share amounts)
Reported Earnings Data:
Net income	$1,899	$1,941
Preferred stock dividends and issuance costs on redemptions	(43)	(30)

Net income available to common stockholders	$1,856	$1,911

Basic earnings per common share	$1.91	$1.94
Diluted earnings per common share	1.90	1.93
Weighted-average diluted common shares outstanding	975	990
Cash dividends per common share	$.52	$.39
Net interest yield, taxable-equivalent basis	1.40%	1.60%
Return on average assets	.74	.85
Return on common equity	42.6	53.6
Average equity to average assets	2.2	1.9
Dividend payout ratio	27.3	20.2
Ratio of earnings to combined fixed charges and preferred stock dividends and issuance costs on redemptions(1)	1.27:1	1.27:1

Core Business Earnings Data:(2)
Core business earnings(3)	$2,020	$1,851
Core business earnings per diluted common share	2.03	1.84
Core taxable-equivalent revenues(4)	3,527	3,604
Net interest margin, taxable-equivalent basis(5)	1.07%	1.25%
Core return on average assets(6)	.79	.81
Core return on average realized common equity(7)	25.6	28.0

	March 31,	December 31,
	2004	2003

Balance Sheet Data:
Mortgage portfolio, net	$886,316	$901,802
Liquid assets(8)	63,261	65,148
Total assets	995,268	1,009,569
Borrowings:
Due within one year	471,252	483,193
Due after one year	474,091	478,539
Total liabilities	974,463	987,196
Preferred stock	4,108	4,108
Stockholders’ equity	20,805	22,373
Core capital(9)	35,701	34,405
Total capital(10)	36,481	35,182

	Three Months Ended
	March 31,

Other Performance Measures:	2004	2003

Average effective guaranty fee rate(11)	.221%	.203%
Credit loss ratio(12)	.002	.004
Administrative expense ratio(13)	.069	.073
Efficiency ratio(14)	10.9	9.5
Mortgage purchases(15)	$41,004	$132,005
MBS issues acquired by others(16)	122,008	203,934
Business volume(17)	163,012	335,939

	March 31,	December 31,
	2004	2003

Gross mortgage portfolio(18)	$880,911	$898,445
Outstanding MBS(19)	1,345,892	1,300,166
Book of business(20)	2,226,803	2,198,611

(1)	“Earnings” is adjusted to include (a) income before federal income taxes and (b) fixed charges. Fixed charges include interest expense.

(2)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Core Business Earnings and Business Segment Results” for additional discussion of our supplemental non-GAAP (generally accepted accounting principles) core business earnings measures and for a reconciliation to comparable GAAP measures.

(3)	Core business earnings is a non-GAAP measure developed by management in conjunction with the adoption of FAS 133 to evaluate and assess the quality of Fannie Mae’s earnings from its principal business activities on a consistent basis. Core business earnings is presented on a net of tax basis and excludes changes in the time value of purchased options recorded under FAS 133 and includes purchased options premiums amortized over the original estimated life of the option and any acceleration of expense related to options extinguished prior to exercise.

(4)	A non-GAAP measure that includes revenues net of operating losses, primarily on low-income housing tax credit limited partnerships, and purchased options premiums amortization expense, adjusted to include taxable-equivalent amounts of tax-exempt income using the applicable federal income tax rate of 35 percent.

(5)	A non-GAAP measure calculated based on annualized core net interest income on a tax-equivalent basis divided by the weighted average net investment balance.

(6)	A non-GAAP measure calculated based on annualized core business earnings less preferred stock dividends and issuance costs on redemptions divided by average assets.

(7)	A non-GAAP measure calculated based on annualized core business earnings less preferred stock dividends and issuance costs on redemptions divided by average realized common stockholders’ equity (common stockholders’ equity excluding accumulated other comprehensive income).

(8)	Liquid assets include (a) cash and cash equivalents less any pledged collateral, (b) nonmortgage investments, and (c) mortgage assets designated for securitization.

(9)	The sum of (a) the stated value of common stock, (b) the stated value of outstanding noncumulative perpetual preferred stock, (c) paid-in capital, and (d) retained earnings, less treasury stock. Core capital represents a regulatory measure of capital.

(10)	The sum of (a) core capital and (b) the total allowance for loan losses and guaranty liability for MBS, less (c) the specific loss allowance. Total capital represents a regulatory measure of capital. Specific loss allowances totaled $15 million and $20 million at March 31, 2004 and December 31, 2003, respectively.

(11)	Calculated based on annualized guaranty fees and the amortization of deferred price adjustments related to average outstanding MBS.

(12)	Annualized charge-offs and foreclosed property expense (income), net of recoveries, as a percentage of average mortgage credit book of business.

(13)	Annualized administrative expenses as a percentage of average gross mortgage portfolio and average outstanding MBS.

(14)	Administrative expenses as a percentage of core taxable-equivalent revenues.

(15)	Unpaid principal balance of loans, MBS, and other mortgage-related securities purchased by Fannie Mae during the reporting period.

(16)	Unpaid principal balance of MBS issued and guaranteed by Fannie Mae and acquired by investors other than Fannie Mae during the reporting period.

(17)	Includes (15) mortgage purchases and (16) MBS issues acquired by others.

(18)	Unpaid principal balance of mortgages held in portfolio, excluding the effect of unrealized gains or losses on available-for-sale securities, unrealized losses on held-for-sale loans, deferred balances, and the allowance for loan losses.

(19)	Unpaid principal balance of MBS guaranteed by Fannie Mae and held by investors other than Fannie Mae.

(20)	Includes gross mortgage portfolio and outstanding MBS.

Reported Results and Core Business Earnings

Our reported results, which are based on GAAP, may fluctuate significantly from period to period because of the accounting for purchased options under Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”). FAS 133 requires that we record in earnings changes in the time value of purchased options that we use to manage interest rate risk; however, we do not record in earnings changes in the intrinsic value of some of those options or similar changes in the fair value of options in all of our callable debt or mortgage assets. We expect the mark-to-market adjustment on purchased options to create temporary unrealized gains and losses that will often vary substantially from period to period with changes in interest rates, expected interest rate volatility, and derivative activity.

Management also tracks and analyzes Fannie Mae’s financial results based on “core business earnings.” We developed core business earnings as a supplemental non-GAAP measure in conjunction with our January 1, 2001 adoption of FAS 133 to adjust for accounting differences between alternative transactions we use to hedge interest rate risk that produce similar economic results but require different accounting treatment under FAS 133. For example, our core business earnings measure allows management and investors to evaluate the quality of earnings from Fannie Mae’s principal business activities in a way that accounts for comparable hedging transactions in a similar manner. While the core business earnings measure is not a substitute for GAAP net income, we rely on core business earnings in operating our business because we believe core business earnings provides our management and investors with a better measure of our financial results and better reflects our risk management strategies than our GAAP net income. We provide additional information on our core business earnings results in “MD&A—Core Business Earnings and Business Segment Results.”

EXECUTIVE SUMMARY

About Fannie Mae

Fannie Mae is the nation’s largest source of financing for home mortgages. We are a shareholder-owned corporation, chartered by the U.S. Congress to provide liquidity in the secondary mortgage market to increase the availability and affordability of homeownership for low-, moderate-, and middle-income Americans. Our business activities are aligned with national policies that support the expansion of homeownership in America, and serve to increase the total amount of funds available to finance housing. Though chartered by Congress, our business is self-sustaining and funded exclusively with private capital. The U.S. government does not guarantee, directly or indirectly, Fannie Mae’s securities or other obligations. We compete in the secondary market for residential mortgage debt outstanding (“MDO”). We generate revenues by investing in and managing one primary asset class—residential mortgage assets (in the form of mortgage loans and mortgage-related securities) through two complementary business lines: our Portfolio Investment business and our Credit Guaranty business.

Consolidated Performance Summary

Reported net income and diluted earnings per common share (“EPS”) totaled $1.899 billion and $1.90, respectively, for the first quarter of 2004, a decrease of $42 million or 2 percent from reported net income of $1.941 billion and EPS of $1.93 for the first quarter of 2003. Our reported results for the first quarter of 2004 were driven by a $334 million increase in expense related to the time value of our purchased options that was due primarily to fluctuations in interest rates, a 5 percent or $172 million decline in reported net interest income, and a $112 million decline in fee and other income, which were partially offset by a 35 percent or $190 million increase in guaranty fee income and reduced losses of $365 million on the call and repurchase of debt.

Core business earnings for the first quarter of 2004 increased $169 million or 9 percent over the first quarter of 2003 to $2.020 billion, and core business diluted earnings per share increased 10 percent to $2.03. Growth in core business earnings was driven by the 35 percent or $190 million increase in guaranty fee income and $365 million reduction in losses on the call and repurchase of debt that were partially offset by the $112 million decline in fee and other income and a 7 percent or $182 million decline in core net interest income resulting from the expected narrowing of our net interest margin.

Our combined book of business, which includes our gross mortgage portfolio and outstanding MBS, increased 5 percent on an annualized basis in the first quarter of 2004 primarily due to growth in outstanding MBS. However, our business volume declined more than 50 percent from the first quarter of

2003, driven by substantial reductions in both mortgage purchases for our portfolio and MBS issues acquired by others. These declines were consistent with our expectations for business volume in a transitioning market, which we expect will generate over $1 trillion less in mortgage originations compared with unprecedented, refinance-driven levels of originations in 2003.

Business Segment Performance and Anticipated Challenges

Portfolio Investment Business

The key factors that affect earnings growth for our Portfolio Investment business are growth in the average balance of our mortgage investments and the interest spread or margin that we earn on those investments. Our objective is to maintain a disciplined approach to growing our portfolio, purchasing mortgages when the spread between our cost of funds and the yield on mortgage assets is attractive and when supply is available in the market.

The combination of a high level of liquidations of higher coupon mortgages and a decline in the proportion of short-term debt financing our mortgage portfolio during the second half of 2003 reduced our net interest margin (a non-GAAP measure) by 18 basis points to 1.07 percent during the first quarter of 2004. However, our net interest margin for the quarter was somewhat higher than expected due to declines in interest rates during the quarter and an ensuing shortening in mortgage durations, which resulted in our maintaining a higher than expected percentage of short-term financing for the quarter. The higher than expected net interest margin helped to mitigate the impact on core net interest income of lower portfolio balances. Our portfolio balance declined for a second consecutive quarter, which was consistent with our expectations. Aggressive purchasing of mortgage assets by other investors resulted in mortgage-to-debt spreads that for a significant portion of the first quarter fell short of our hurdle rates for portfolio investment. Modest widening of spreads in the final weeks of the quarter resulted in a rise in commitments for portfolio purchases that will settle in the second quarter. In the first quarter, our portfolio’s duration gap—a primary measure of our portfolio’s sensitivity to changes in interest rates—remained within our preferred range of plus or minus six months, averaging -1, -1, and 0 months in January, February and March, respectively.

The level of growth in our portfolio during the remainder of 2004 will be determined largely by spread levels and the availability of mortgage assets in the secondary market. It is difficult to predict when the catalysts that have driven aggressive purchasing and retention of mortgage assets by other investors—particularly depositories—will change to a degree sufficient to slow purchasing, or drive net selling, of these assets in the secondary market. We do anticipate that these catalysts—including an historically steep yield curve, high levels of deposits to fund purchases of mortgage assets, and low demand for commercial and industrial loans—will begin to follow historical, cyclical trends at some point during the year, which should result in a more favorable environment for growth in our mortgage portfolio.

Credit Guaranty Business

Earnings growth in our Credit Guaranty business is driven largely by growth in guaranty fee income and management of credit-related losses. Guaranty fee income growth is affected by growth in average outstanding MBS (MBS held by investors other than Fannie Mae) and the guaranty fee rate we receive for guaranteeing the timely payment of principal and interest on outstanding MBS. Growth in outstanding MBS depends largely on the volume of mortgages made available for securitization and the perceived quality and value of our MBS in the secondary market.

Outstanding MBS grew at an annualized rate of 15 percent in the first quarter, reflecting the continued high demand for Fannie Mae MBS among other investors and, accordingly, significantly lower levels of MBS purchased for our own portfolio. The volume of MBS made available to and purchased by other investors during the quarter also benefited from a stronger than anticipated purchase origination market and a higher than expected level of refinancings driven by the declining rate environment that prevailed in the first quarter. Our effective guaranty fee rate for the first quarter was positively affected by the prevailing decline in interest rates, which led to faster recognition of deferred fee income, and increased risk-based pricing fees on new business. Credit losses in our mortgage credit book of business were significantly lower than anticipated in the first quarter, driven by a sharp decline in our average loss per case on foreclosed properties due primarily to an increased collection of proceeds from risk sharing arrangements.

Delivering sustained above-market growth while effectively managing credit risk in a growing mortgage credit book of business will continue to be the primary challenge faced by our credit guaranty business. We view credit losses experienced in the first quarter as unsustainably low, and not indicative of our loss expectations for the remainder of the year. As our mortgage credit book of business becomes more seasoned, we anticipate an upward trend in serious delinquency rates and foreclosures, but we expect that any dollar increase in credit losses will be modest.

Regulatory and Legislative Overview

We have been working with policymakers to reach a consensus on a regulatory regime that will strengthen the safety and soundness oversight of Fannie Mae. We support a strong, well-funded, independent regulator, but object to any changes to our regulatory structure that will inhibit the success of our statutory mission. We intend to continue to work with Congress to find common ground on good, appropriate, and workable safety and soundness legislation. However, we cannot predict whether any legislation will be approved by Congress and signed into law by the President and, if so, the final form or effective date of the legislation.

Our current regulator, the Office of Federal Housing Enterprise Oversight (“OFHEO”), is in the process of conducting a special examination of the accounting policies and practices at Fannie Mae. We are cooperating fully in this ongoing review. OFHEO has retained a national accounting firm to supplement their efforts. We have given OFHEO a considerable amount of information and documentation, and we are meeting with them frequently on a range of issues at their request. We will continue to work with them as the exam proceeds.

Subsequent Events

On April 1, 2004, the Director of OFHEO announced that the agency was focused on several specific issues within its broad review of Fannie Mae’s accounting policies and procedures. The Director identified the accounting for impairments as one of those issues. On May 6, 2004, the Director issued a letter stating that, in OFHEO’s examination, it had determined that Fannie Mae was not applying the proper accounting standard with respect to determining asset impairment and revenue recognition on manufactured housing and airplane lease securities. The airplane lease securities are asset-backed securities backed by airline equipment leases and held by Fannie Mae for liquidity purposes. The Director also stated that the related matters of fair value estimation, cash flow forecasting, and internal controls remain under review, and OFHEO may have findings to communicate to Fannie Mae on those matters in the future.

In an attachment to the May 6, 2004 letter, the Director prescribed an enhanced estimation process for identifying and measuring other-than-temporary impairment losses on manufactured housing and other asset-backed securities. In the letter, OFHEO directed us to identify and measure other-than-temporary impairment losses on manufactured housing and other asset-backed securities using its prescribed estimation process, and to provide OFHEO with certain information. We will provide OFHEO with the information in accordance with the letter and subsequent guidance from OFHEO staff.

Fannie Mae has conferred with the SEC regarding these matters. Taking into account guidance from the SEC, Fannie Mae determined that our existing accounting policies related to the identification and measurement of other-than-temporary impairment on manufactured housing and certain asset-backed securities are consistent with GAAP. We believe that no restatement of prior period financial statements is required. The impairment losses recognized by Fannie Mae for the quarter ended March 31, 2004 and disclosed in this Form 10-Q were determined in accordance with our existing policies for estimating impairment.

The Director of OFHEO has determined that the estimation process prescribed by OFHEO provides a more rigorous and objective process for determining other-than-temporary impairment, and the SEC encouraged that conclusion. Accordingly, during the second quarter of 2004, we will implement this new estimation process for identifying, measuring, and recognizing other-than-temporary impairment on debt securities, including manufactured housing and certain asset-backed securities, in accordance with the Director’s directive. As provided for in the May 6th letter, we have met with OFHEO staff to discuss implementation of the directive and to refine the prescribed process for determining other-than-temporary impairment. We will account for this change in estimate on a prospective basis and will detail the change in our Form 10-Q for the second quarter of 2004. The change in estimate will result in additional impairment losses in the second quarter of 2004.

At March 31, 2004, the aggregate gross unrealized pre-tax losses in our portfolio on all manufactured housing and asset-backed securities identified in the Director’s May 6th letter totaled $353 million ($230 million after-tax), which includes unrealized losses on certain securities that would not have been impaired as of that date based on the change in estimate. The aggregate unrealized losses were included in the accumulated other comprehensive income (“AOCI”) component of stockholders’ equity. Based on management’s initial assessment of the impact of the change in estimate and information as of March 31, 2004, we expect the impairment charge related to the change in estimate to fall within the range of $240 million to $260 million on a pre-tax basis ($156 million to $169 million after-tax). The total impairment we may recognize in the second quarter on our debt securities will depend upon implementation of OFHEO’s directive, the ongoing review of those securities, credit ratings on the securities, and market prices on the securities through the end of the quarter.

REPORTED RESULTS OF OPERATIONS

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

Table 1: Net Interest Yield

	Three Months Ended
	March 31,

	2004	2003

	(Dollars in millions)
Taxable-equivalent net interest income:
Interest income:
Mortgage portfolio	$12,115	$12,590
Liquid investments	229	306

Total interest income	12,344	12,896

Interest expense:(1)
Short-term debt(2)	713	750
Long-term debt(3)	8,435	8,778

Total interest expense	9,148	9,528

Net interest income	3,196	3,368
Taxable-equivalent adjustment on tax-exempt investments (4)	119	123

Taxable-equivalent net interest income	$3,315	$3,491

Average balances:(5)
Interest-earning assets:(6)
Mortgage portfolio, net	$883,002	$804,804
Liquid investments	66,525	67,135

Total interest-earning assets	949,527	871,939
Interest-free funds(7)	(22,077)	(28,432)

Total interest-earning assets funded by debt	$927,450	$843,507

Interest-bearing liabilities:(1)
Short-term debt(2)	$268,677	$210,409
Long-term debt(3)	658,773	633,098

Total interest-bearing liabilities	$927,450	$843,507

Average interest rates:(4,5)
Interest-earning assets:
Mortgage portfolio, net	5.50%	6.28%
Liquid investments	1.41	1.84

Total interest-earning assets	5.21	5.94
Interest-free return(7)	.14	.17

Total interest-earning assets and interest-free return	5.35	6.11

Interest-bearing liabilities:(1)
Short-term debt(2)	1.05	1.39
Long-term debt(3)	5.13	5.55

Total interest-bearing liabilities	3.95	4.51

Net interest yield, taxable-equivalent basis	1.40%	1.60%

(1)	Classification of interest expense and interest-bearing liabilities as short-term or long-term is based on the effective maturity or repricing date of outstanding debt, taking into consideration the effect of derivative financial instruments.
(2)	Short-term debt includes debt scheduled to reprice in one year or less, taking into consideration the effect of derivative instruments.
(3)	Long-term debt includes debt scheduled to reprice after one year, taking into consideration the effect of derivative instruments.
(4)	Reflects non-GAAP adjustments to permit comparison of yields on tax-exempt and taxable assets based on a 35 percent marginal tax rate.
(5)	Averages have been calculated on a monthly basis based on amortized cost.
(6)	Includes average balance of nonaccrual loans of $6.7 billion and $5.8 billion for the three months ended March 31, 2004 and 2003, respectively.
(7)	Interest-free funds represent the portion of our investment portfolio funded by equity and non-interest bearing liabilities.

Reported net interest income for the first quarter of 2004 decreased 5 percent from the first quarter of 2003 to $3.196 billion, due to a 20 basis point decrease in our reported net interest yield to 1.40 percent that was partially offset by a 9 percent increase in our average net investment balance. Our average net investment balance (also referred to as total interest-earning assets) consists of our mortgage portfolio (net of unrealized gains and losses on available-for-sale securities and deferred balances) and liquid investments, which include cash equivalents pledged as collateral. The decline in our net interest yield reflects the effect of high levels of liquidations during the second half of 2003 and the purchase of lower yielding, current coupon mortgages, which led to a decrease in the average yield of our interest earning assets. Our net interest yield continued to benefit from lower funding costs associated with the temporarily higher percentage of short-term debt and our use of purchased options as a substitute for callable debt. The cost of purchased options is not reflected in our reported net interest income or net interest yield; however, interest expense on callable debt is included in reported net interest income.

Table 2 shows a rate/volume analysis of the changes in our reported net interest income between the first quarter of 2004 and the first quarter of 2003.

Table 2: Rate/Volume Analysis of Reported Net Interest Income

		Attributable to
		Changes in(1)
	Increase
	(Decrease)	Volume	Rate

	(Dollars in millions)
First Quarter 2004 vs. First Quarter 2003
Interest income:
Mortgage portfolio	$(475)	$1,157	$(1,632)
Liquid investments	(77)	(3)	(74)

Total interest income	(552)	1,154	(1,706)

Interest expense:(2)
Short-term debt	(37)	180	(217)
Long-term debt	(343)	347	(690)

Total interest expense	(380)	527	(907)

Change in net interest income	$(172)	$627	$(799)

Change in taxable-equivalent adjustment on tax-exempt investments(3)	(4)

Change in taxable-equivalent net interest income	$(176)

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative size.

(2)	Classification of interest expense and interest-bearing liabilities as short-term or long-term is based on effective maturity or repricing date, taking into consideration the effect of derivative financial instruments.

(3)	Reflects non-GAAP adjustments to permit comparison of yields on tax-exempt and taxable assets based on 35 percent marginal tax rate.

Guaranty Fee Income

Table 3 compares guaranty fee income and our average effective guaranty fee rate for the first quarter of 2004 to the first quarter of 2003.

Table 3: Guaranty Fee Data

	Three Months Ended March 31,

	2004	2003	% Change

	(Dollars in millions)
Guaranty fee income	$737	$547	35%
Average balance of outstanding MBS(1)	1,333,439	1,076,329	24
Average effective guaranty fee rate (basis points)	22.1	20.3	9

(1)	“Outstanding MBS” refers to mortgage-related securities guaranteed by Fannie Mae and held by investors other than Fannie Mae. If an MBS has been resecuritized into another MBS, we only include the principal amount once in the outstanding balance.

Guaranty fee income for the first quarter of 2004 grew 35 percent over the first quarter of 2003 to $737 million, driven by 24 percent growth in average outstanding MBS and a 9 percent increase in the average effective guaranty fee rate on outstanding MBS to 22.1 basis points.

Outstanding MBS increased to a record $1.346 trillion at March 31, 2004, due to a continued high demand from other investors for Fannie Mae MBS, which led us to limit purchases of MBS for Fannie Mae’s portfolio. MBS issues acquired by other investors totaled $122 billion in the first quarter of 2004, compared with $204 billion in the first quarter of 2003. The increase in our average effective guaranty fee rate during the first quarter of 2004 resulted primarily from the accelerated recognition of deferred price adjustments due to the effect of lower interest rates on projected prepayment speeds, along with increased risk-based pricing fees on new business. As interest rates rise and projected prepayment rates decrease, we expect our recognition of deferred price adjustments to slow.

Over the past three years, our combined book of business has grown at an exceptional pace with outstanding MBS growing much faster than our portfolio. A key driver of this growth differential has been the increased demand among depository institutions for fixed-rate mortgages, partially stemming from the unusually steep yield curve. As the unusually high demand for mortgages among depository institutions begins to diminish and mortgage originations slow from the record levels of the past 3 years, we anticipate growth in our outstanding MBS to decline from recent elevated levels.

Fee and Other Income, Net

Fee and other income decreased by $112 million to $2 million in the first quarter of 2004 from $114 million in the first quarter of 2003. Fee and other income includes transaction fees, technology fees, multifamily fees and other miscellaneous items and is net of credit enhancement expense and operating losses from tax-advantaged investments in affordable housing projects. We also include gains and losses on the sale of securities and any other-than-temporary impairment charges in fee and other income. We experienced a substantial decline in market-related transaction and technology fees during the first quarter of 2004 due to a significant reduction in business volumes attributable to the decline in mortgage originations. Our business volume, which includes portfolio purchases and MBS issues acquired by other investors, fell to $163 billion in the first quarter of 2004 from $336 billion in the first quarter of 2003 resulting in a $99 million decrease in transaction and technology fees to $108 million. We expect markedly lower total business volumes in 2004, which is likely to result in a considerable reduction in transaction and technology fees from the prior year.

We recognized other-than-temporary impairment totaling $62 million in the first quarter of 2004, including $11 million related to manufactured housing bonds. During the first quarter of 2003, we recorded other-than-temporary impairment of $95 million that included $67 million related to manufactured housing bonds. Our other-than-temporary impairment amounts primarily relate to securities or investments for which we concluded that it was uncertain whether we would recover all principal and interest due to us or that suffered significant declines in fair value. See “MD&A— Executive Summary— Regulatory and Legislative Overview— Subsequent Events” for developments subsequent to March 31, 2004.

Credit-Related Expenses

Credit-related expenses, which include foreclosed property expense (income) and the provision for losses, fell to $8 million in the first quarter of 2004 from $20 million in the first quarter 2003. The decrease in credit-related expenses was due primarily to an increase in foreclosed property income resulting from increased collections of risk sharing proceeds per foreclosed property versus the first quarter of 2003. We do not expect to sustain this higher level of collections, which exceeded our expectations, throughout 2004. We recognized foreclosed property income of $24 million in the first quarter of 2004, up from $3 million of foreclosed property income in the first quarter of 2003. At the same time, acquisitions of single-family foreclosed properties increased to 8,113 in the first quarter of 2004, from 5,918 in the first quarter of 2003. The strong housing market, combined with our management of problem loans and protection through credit enhancements, has mitigated the impact of recent increases in foreclosure activity. We increased our provision for losses to $32 million in the first quarter of 2004, from $23 million in the first quarter of 2003, due to an increase in charge-offs.

Credit-related losses, which include charge-offs plus foreclosed property expense (income), totaled $10 million in the first quarter of 2004, down from $20 million in the first quarter of 2003. A sharp decline in the average loss per case on foreclosed properties resulted in a significant decrease in credit-related losses during the first quarter of 2004. Average severities on the sale of foreclosed properties have remained low by historical standards due to overall strong home prices and the collection of risk sharing proceeds.

Administrative Expenses

Administrative expenses totaled $383 million in the first quarter of 2004, up 11 percent over the first quarter of 2003 primarily due to the combined effect of annual salary increases, a 6 percent increase in the number of employees, and a higher level of stock compensation expense recognized under the fair value recognition provisions of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (“FAS 123”), which we adopted in 2003. We evaluate growth in administrative expenses in relation to growth in core taxable-equivalent revenues and our average book of business. Core taxable-equivalent revenues is a supplemental non-GAAP measure discussed further in “MD&A—Core Business Earnings and Business Segment Results.” The increase in administrative expenses and decrease in core taxable-equivalent revenues during the first quarter of 2004 resulted in a higher efficiency ratio—the ratio of administrative expenses to core taxable-equivalent revenues—10.9 percent versus 9.5 percent in the first quarter of 2003. The ratio of administrative expenses as a percentage of our average book of business improved to ..069 percent in the first quarter of 2004 from .073 percent in the same prior year quarter. We expect the growth rate in administrative expenses to slow to single-digits in 2004.

Purchased Options Expense

We recorded purchased options expense of $959 million in the first quarter of 2004, up from $625 million of expense in the first quarter of 2003. The expense recorded during each period was due primarily to changes in the time value of purchased options that resulted from fluctuations in interest rates, volatility, and the notional amount of options held during each quarter. The estimated fair value of the time value portion of our outstanding purchased options, which is included on our balance sheet under “Derivatives in gain positions,” decreased to $7.244 billion at March 31, 2004 from $8.139 billion at December 31, 2003. The fair value changes in the time value of our purchased options will vary from period to period with changes in interest rates, expected interest rate volatility, and derivative activity.

Debt Extinguishments, Net

We recognized $27 million in losses on the call of $114 billion and repurchase of $55 million of debt in the first quarter of 2004. In comparison, we recognized losses of $392 million in the first quarter of 2003 on the call of $44 billion and repurchase of $4 billion of debt. The decrease in losses resulted from the reduced level of debt repurchases in the first quarter of 2004. The level of debt repurchases typically has a greater impact on gains and losses recognized on debt extinguishments than the level of debt calls. We repurchase or call debt securities and related interest rate swaps on a regular basis as part of our interest rate risk management efforts and to reduce future debt costs. Because debt repurchases, unlike debt calls, may require the payment of a premium and therefore result in higher extinguishment costs, we generally repurchase high interest rate debt at times (and in amounts) when we believe Fannie Mae has sufficient income available to absorb or offset those higher costs.

We called or repurchased a significant amount of debt during 2003 as a result of the historically low interest rate environment, steep yield curve, and opportunities relative to the swaps market which created opportunities to replace longer-term, higher-cost debt with shorter-term, lower-cost debt. The result was to temporarily elevate our net interest margin, which provided the company with substantial income that we chose to reinvest in the repurchase of above-market debt to reduce our future debt costs. We began to curb our debt repurchase activity in the first quarter of 2004 as interest rates rose at the end of the quarter and our net interest margin began to narrow.

Income Taxes

Our effective tax rate on reported income was 26 percent in the first quarter of 2004 based on a tax provision of $659 million, compared with 27 percent for the same period last year based on a tax provision of $707 million. Our effective tax rate based on our core business earnings, a non-GAAP measure that adjusts for the effect of FAS 133 on our purchased options of 26 percent was unchanged from the first quarter of 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Fannie Mae’s reported results and financial statements are based on GAAP, which requires us in some cases to make estimates and assumptions that affect our reported results and disclosures. For a complete discussion of Fannie Mae’s significant accounting policies, see “Notes to the Financial Statements—Note 1, Summary of Significant Accounting Policies” in our 2003 Annual Report on Form 10-K. We have identified four accounting policies that we believe are critical in the preparation and understanding of our financial statements because they are highly dependent upon subjective or complex judgments, assumptions, and estimates. These policies relate to the following:

•	determining the adequacy of the allowance for loan losses and guaranty liability for MBS;

•	projecting mortgage prepayments to calculate the amortization of deferred price adjustments related to mortgage assets held in our mortgage portfolio and outstanding MBS;

•	estimating the time value of purchased options; and

•	assessing other-than-temporary impairment.

We discuss the assumptions involved in applying these policies in Fannie Mae’s 2003 Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies and Estimates.”

As of March 31, 2004, we had not made any significant changes to the estimates and assumptions used in applying our critical accounting policies from our audited financial statements except in conjunction with the continual update of projected mortgage prepayment speeds in response to changes in interest rates. As mortgage interest rates fell during the first quarter of 2004, projected prepayments increased which accelerated the amortization of deferred price adjustments. While we believe our estimates and assumptions are reasonable based on historical experience and other factors, actual results could differ from those estimates and these differences could be material to the financial statements. Management has reviewed the application of our critical accounting policies with the Audit Committee of Fannie Mae’s Board of Directors.

See “MD&A—Executive Summary— Regulatory and Legislative Overview— Subsequent Events” for developments subsequent to March 31, 2004.

CORE BUSINESS EARNINGS AND BUSINESS SEGMENT RESULTS

Management relies primarily on core business earnings and related supplemental non-GAAP measures developed in conjunction with our adoption of FAS 133 to evaluate Fannie Mae’s financial performance and measure the results of our lines of business.

Core Business Earnings

Core business earnings for the first quarter of 2004 grew 9 percent over the first quarter of 2003 to $2.020 billion. Core business earnings per diluted common share increased 10 percent to $2.03. Growth in outstanding MBS during the first quarter served as an offset to a decline in our mortgage portfolio and the expected narrowing of our net interest margin. Guaranty fee income was very strong, while our first quarter credit losses were remarkably low. Following are highlights of our performance.

First Quarter 2004 versus First Quarter 2003:

•	5 percent growth in our combined book of business on an annualized basis

•	8 percent decline in our gross mortgage portfolio on an annualized basis

•	15 percent growth in outstanding MBS on an annualized basis

•	18 basis point decrease in the net interest margin to 1.07 percent

•	35 percent increase in guaranty fee income to $737 million

•	Credit-related expenses of $8 million, down from $20 million in the first quarter of 2003

•	$365 million decline in losses from the call and repurchase of debt to $27 million

Core business earnings differs from reported net income by using a different method of recognizing the period cost of purchased options. Our core business earnings measure excludes the unpredictable volatility in the time value of purchased options that is included in our reported net income because we generally intend to hold these options to maturity, and we do not believe the period-to-period variability in our reported net income from changes in the time value of our purchased options accurately reflects the underlying risks or economics of our hedging strategy. Core business earnings includes amortization of purchased options premiums over the original expected life of the options and any accelerated expense resulting from options extinguished prior to exercise or expiration. The net amount of purchased options amortization expense recorded under our core business earnings measure will equal the net amount of purchased options expense ultimately recorded under FAS 133 in our reported net income over the life of our options. However, our amortization treatment is more consistent with the accounting for embedded options in our callable debt and more accurately reflects the underlying economics of our use of purchased options as a substitute for issuing callable debt—two alternate hedging strategies that are economically very similar but require different accounting treatment. While core business earnings is not a substitute for GAAP net income, we rely on core business earnings in operating our business because we believe it provides our management and investors with a better measure of our financial results and better reflects our risk management strategies than our GAAP net income.

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

Table 4 shows our line of business and consolidated core business earnings results for the first quarters of 2004 and 2003. The only difference in core business earnings and reported net income relates to the FAS 133 accounting treatment for purchased options, which affects our Portfolio Investment business. Core business earnings does not adjust for any other accounting effects related to the application of FAS 133 or other accounting standards under U.S. GAAP. The FAS 133 related reconciling items between our core business earnings and reported results have no effect on our Credit Guaranty business. The specific FAS 133 related adjustments affecting our Portfolio Investment business are identified and explained in Table 4.

Table 4: Reconciliation of Core Business Earnings to Reported Results

	Three Months Ended March 31, 2004

				Reconciling Items
			Total Core	Related to
	Portfolio	Credit	Business	Purchased		Reported
	Investment	Guaranty	Earnings	Options		Results

	(Dollars in millions)
Net interest income	$3,046	$150	$3,196	$—		$3,196
Purchased options amortization expense	(774)	—	(774)	774	(2)	—

Core net interest income	2,272	150	2,422	774		3,196
Guaranty fee income (expense)	(463)	1,200	737	—		737
Fee and other income (expense), net	41	(39)	2	—		2
Credit-related expenses(1)	—	(8)	(8)	—		(8)
Administrative expenses	(113)	(270)	(383)	—		(383)
Purchased options expense under FAS 133	—	—	—	(959	)(3)	(959)
Debt extinguishments	(27)	—	(27)	—		(27)

Income before federal income taxes	1,710	1,033	2,743	(185)		2,558
Provision for federal income taxes	(509)	(214)	(723)	64	(4)	(659)

Net income	$1,201	$819	$2,020	$(121)		$1,899

	Three Months Ended March 31, 2003

				Reconciling Items
			Total Core	Related to
	Portfolio	Credit	Business	Purchased		Reported
	Investment	Guaranty	Earnings	Options		Results

Net interest income	$3,186	$182	$3,368	$—		$3,368
Purchased options amortization expense	(764)	—	(764)	764	(2)	—

Core net interest income	2,422	182	2,604	764		3,368
Guaranty fee income (expense)	(404)	951	547	—		547
Fee and other income (expense), net	123	(9)	114	—		114
Credit-related expenses(1)	—	(20)	(20)	—		(20)
Administrative expenses	(101)	(243)	(344)	—		(344)
Purchased options expense under FAS 133	—	—	—	(625	)(3)	(625)
Debt extinguishments	(392)	—	(392)	—		(392)

Income before federal income taxes	1,648	861	2,509	139		2,648
Provision for federal income taxes	(484)	(174)	(658)	(49	)(4)	(707)

Net income	$1,164	$687	$1,851	$90		$1,941

(1)	Credit-related expenses include the income statement line items “Provision for losses” and “Foreclosed property income.”

(2)	Represents the amortization of purchased options premiums that we allocate to interest expense over the original expected life of the options. We include this amount in core business earnings instead of recording changes in the time value of purchased options because this treatment is more consistent with the accounting for the embedded options in our callable debt and the vast majority of our mortgages.

(3)	Represents changes in the fair value of the time value of purchased options recorded in accordance with FAS 133. We exclude this amount from our core business earnings measure because the period-to-period fluctuations in the time value portion of our options do not reflect the economics of our current risk management strategy, which generally is to hold our purchased options to maturity or exercise date. Consequently, we do not expect to realize the period-to-period fluctuations in time value.

(4)	Represents the net federal income tax effect of core business earnings adjustments based on the applicable federal income tax rate of 35 percent.

Core Taxable-Equivalent Revenues

Core taxable-equivalent revenues for the first quarter of 2004 decreased 2 percent from the first quarter of 2003, primarily due to a narrowing of our net interest margin that was partially offset by strong growth in guaranty fee income. Table 5 shows the components of core taxable-equivalent revenues and provides a comparison between the first quarters of 2004 and 2003.

Table 5: Core Taxable-Equivalent Revenues

	Three Months Ended
	March 31,

			%
	2004	2003	Change

	(Dollars in millions)
Net interest income	$3,196	$3,368	(5)%
Guaranty fee income	737	547	35
Fee and other income, net(1)	2	114	(98)

Total revenues	3,935	4,029	(2)
Taxable-equivalent adjustments:
Investment tax credits(2)	247	216	14
Tax-exempt investments(3)	119	123	(3)

Taxable-equivalent revenues	4,301	4,368	(2)
Purchased options amortization expense(4)	(774)	(764)	1

Core taxable-equivalent revenues	$3,527	$3,604	(2)

(1)	Includes net losses on certain tax-advantaged investments totaling $80 million and $71 million for the three months ended March 31, 2004 and 2003, respectively.

(2)	Represents non-GAAP taxable-equivalent adjustments for tax credits related to losses on certain affordable housing tax-advantaged equity investments and other investment tax credits using the applicable federal income tax rate of 35 percent.

(3)	Represents non-GAAP adjustments to permit comparisons of yields on tax-exempt and taxable assets based on a 35 percent marginal tax rate.

(4)	Represents non-GAAP adjustment for amortization of purchased options premiums that would have been recorded prior to the adoption of FAS 133 in 2001.

Core Net Interest Income

Table 6 reconciles our non-GAAP taxable-equivalent core net interest income to reported net interest income and presents an analysis of our net interest margin. Our taxable-equivalent core net interest income and net interest margin are significantly different than our reported taxable-equivalent net interest income and net interest yield because our core measures include the amortization of our purchased options premiums over the original estimated life of the option.

Table 6: Net Interest Margin

	Three Months Ended
	March 31,

	2004	2003

	(Dollars in millions)
Net interest income	$3,196	$3,368
Purchased options amortization expense(1)	(774)	(764)

Core net interest income	2,422	2,604
Taxable-equivalent adjustment on tax-exempt investments (2)	119	123

Taxable-equivalent core net interest income	$2,541	$2,727

Average balances:(3)
Interest-earning assets:(4)
Mortgage portfolio, net	$883,002	$804,804
Liquid investments	66,525	67,135

Total interest-earning assets	949,527	871,939
Interest-free funds(5)	(22,077)	(28,432)

Total interest-earning assets funded by debt	$927,450	$843,507

Interest-bearing liabilities:(6)
Short-term debt(7)	$268,677	$210,409
Long-term debt(8)	658,773	633,098

Total interest-bearing liabilities	$927,450	$843,507

Average interest rates:(2,3)
Interest-earning assets:
Mortgage portfolio, net	5.50%	6.28%
Liquid investments	1.41	1.84

Total interest-earning assets	5.21	5.94
Interest-free return(5)	.14	.19

Total interest-earning assets and interest-free return	5.35	6.13

Interest-bearing liabilities:(6)
Short-term debt(7)	1.26	1.66
Long-term debt(8)	5.51	5.94

Total interest-bearing liabilities	4.28	4.88

Net interest margin, taxable-equivalent basis	1.07%	1.25%

(1)	Reflects non-GAAP adjustment for amortization of purchased options premiums.

(2)	Reflects non-GAAP adjustments to permit comparison of yields on tax-exempt and taxable assets based on 35 percent marginal tax rate.

(3)	Averages have been calculated on a monthly basis based on amortized cost.

(4)	Includes average balance of nonaccrual loans of $6.7 billion and $5.8 billion for the three months ended March 31, 2004 and 2003, respectively.

(5)	Interest-free funds represent the portion of our investment portfolio funded by equity and non-interest bearing liabilities.

(6)	Classification of interest expense and interest-bearing liabilities as short-term or long-term is based on the effective maturity or repricing date of outstanding debt, taking into consideration the effect of derivative financial instruments. The cost of debt includes expense for the amortization of purchased options.

(7)	Short-term debt includes debt scheduled to reprice in one year or less, taking into consideration the effect of derivative instruments.

(8)	Long-term debt includes debt scheduled to reprice after one year, taking into consideration the effect of derivative instruments.

Core net interest income for the first quarter of 2004 fell 7 percent from the first quarter of 2003 to $2.422 billion, due primarily to an 18 basis point decline in our net interest margin to 1.07 percent that was partially offset by a 9 percent increase in our average net investment balance. The decline in our net interest margin from the first quarter of 2003 was consistent with our expectations. The combined effect of a high level of mortgage liquidations and purchases of current coupon mortgages led to a decline in the average yield of our mortgage portfolio, while an increase in short-term debt reduced the average cost of debt. Table 7 shows a rate/volume analysis of the changes in our core net interest income between the first quarter of 2004 and the first quarter of 2003.

Table 7: Rate/Volume Analysis of Core Net Interest Income

		Attributable to
		Changes in(1)
	Increase
	(Decrease)	Volume	Rate

	(Dollars in millions)
First Quarter 2004 vs. First Quarter 2003
Interest income:
Mortgage portfolio	$(475)	$1,157	$(1,632)
Liquid investments	(77)	(3)	(74)

Total interest income	(552)	1,154	(1,706)

Interest expense:(2)
Short-term debt	(37)	180	(217)
Long-term debt	(343)	347	(690)

Total interest expense	(380)	527	(907)

Change in net interest income	$(172)	$627	$(799)

Change in purchased options amortization expense(3)	(10)

Change in core net interest income	(182)
Change in taxable-equivalent adjustment on tax-exempt investments(4)	(4)

Change in taxable-equivalent core net interest income	$(186)

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative size.

(2)	Classification of interest expense and interest-bearing liabilities as short-term or long-term is based on effective maturity or repricing date, taking into consideration the effect of derivative financial instruments.

(3)	Reflects non-GAAP adjustment for amortization of purchased options premiums that would have been recorded under GAAP prior to our adoption of FAS 133.

(4)	Reflects non-GAAP adjustments to permit comparison of yields on tax-exempt and taxable assets based on a 35 percent marginal tax rate.

Business Segment Results

Portfolio Investment Business

Our Portfolio Investment business has primary responsibility for managing the interest rate risk of Fannie Mae’s mortgage portfolio and liquid investments. Revenue generated by our Portfolio Investment business is primarily reflected in core net interest income. Our Portfolio Investment business generated core business earnings of $1.201 billion in the first quarter of 2004, an increase of 3 percent over the first quarter of 2003. Core business earnings growth for our Portfolio Investment business slowed due to the expected compression of our net interest margin, which was more than offset by a decline in losses on the call and repurchase of debt.

Credit Guaranty Business

Our Credit Guaranty business has primary responsibility for managing the credit risk on our mortgage credit book of business. Revenue generated by our Credit Guaranty business is primarily reflected in guaranty fee income. Our Credit Guaranty business generated core business earnings of $819 million in the first quarter of 2004, an increase of 19 percent over the first quarter of 2003. Guaranty fee income was strong, while our first quarter credit losses were markedly lower. The increase in guaranty fee income for our Credit Guaranty business was largely due to 18 percent growth in our average mortgage credit book of business and a 1 basis point increase in the average fee rate to 21.6 basis points. With lower interest rates and an increase in projected prepayments, the accelerated recognition of deferred price adjustments had a positive impact on the average fee rate.

PORTFOLIO INVESTMENT BUSINESS OPERATIONS

Our Portfolio Investment business has primary responsibility for Fannie Mae’s investing and funding activities and managing our interest rate risk.

Investments

Mortgage Portfolio

Table 8 summarizes mortgage portfolio activity on a gross basis and average yields for the first quarters of 2004 and 2003. Table 9 shows the distribution of Fannie Mae’s mortgage portfolio by product type at March 31, 2004 and December 31, 2003.

Table 8: Mortgage Portfolio Activity(1)

	Purchases		Sales		Repayments(2)

	Three Months Ended		Three Months		Three Months Ended
	March 31,		Ended March 31,		March 31,

	2004	2003	2004	2003	2004	2003

	(Dollars in millions)
Single-family	$39,236	$129,837	$4,374	$1,271	$53,085	$105,054
Multifamily	1,768	2,168	—	—	1,051	554

Total	$41,004	$132,005	$4,374	$1,271	$54,136	$105,608

Average net yield	4.33%	5.34%			5.92%	6.61%
Annualized repayments as a percentage of average gross mortgage portfolio					24.4%	52.3%

(1)	Excludes premiums, discounts, and other deferred price adjustments.

(2)	Includes mortgage loan prepayments, scheduled amortization, and foreclosures.

Table 9: Mortgage Portfolio Composition(1)

	March 31,	December 31,
	2004	2003

	(Dollars in millions)
Mortgages
Single-family:
Government insured or guaranteed	$7,651	$7,063

Conventional:
Long-term, fixed-rate	120,248	119,877
Intermediate-term, fixed-rate(2)	73,962	75,015
Adjustable-rate	13,878	13,185

Total conventional single-family	208,088	208,077

Total single-family	215,739	215,140

Multifamily:
Government insured or guaranteed	1,032	1,091
Conventional	19,347	18,475

Total multifamily	20,379	19,566

Total mortgages	$236,118	$234,706

Mortgage-related securities

Single-family:
Government insured or guaranteed	$20,014	$21,267

Conventional:
Long-term, fixed-rate	486,496	507,661
Intermediate-term, fixed-rate(2)	79,392	83,366
Adjustable-rate	44,755	35,564

Total conventional single-family	610,643	626,591

Total single-family	630,657	647,858

Multifamily:
Government insured or guaranteed	10,297	10,150
Conventional	8,999	9,231

Total multifamily	19,296	19,381

Total mortgage-related securities	$649,953	$667,239

Mortgage portfolio, net

Single-family:
Government insured or guaranteed	$27,665	$28,330

Conventional:
Long-term, fixed-rate	606,744	627,538
Intermediate-term, fixed-rate(2)	153,354	158,381
Adjustable-rate	58,633	48,749

Total conventional single-family	818,731	834,668

Total single-family	846,396	862,998

Multifamily:
Government insured or guaranteed	11,329	11,241
Conventional	28,346	27,706

Total multifamily	39,675	38,947

Total mortgage portfolio	886,071	901,945
Unamortized premium, (discount), and deferred price adjustments, net(3)	330	(58)
Allowance for loan losses(4)	(85)	(85)

Mortgage portfolio, net	$886,316	$901,802

Average net yield on mortgage portfolio, net	5.45%	5.54%

(1)	Data reflects unpaid principal balance adjusted to include mark-to-market gains and losses on available-for-sale securities and any impairment.

(2)	Intermediate-term, fixed-rate consists of portfolio loans with contractual maturities at purchase equal to or less than 20 years and MBS and other mortgage-related securities held in portfolio with maturities of 15 years or less at issue date.

(3)	Includes net unamortized discounts of $1,425 million at March 31, 2004 and $1,292 million at December 31, 2003 related to available-for-sale and held-to-maturity mortgage-related securities.

(4)	Guaranty liability for probable losses on loans underlying Fannie Mae guaranteed MBS is included on our balance sheet in “Guaranty liability for MBS.”

Our mortgage portfolio includes mortgage-related securities backed by manufactured housing loans that were issued by entities other than Fannie Mae. In addition, to a limited extent, we acquired mortgage-related securities that were backed by manufactured housing loans and issued by entities other than Fannie Mae for securitization into REMIC securities issued and guaranteed by Fannie Mae. When we began investing in and guaranteeing manufactured housing securities, we did so with significant credit enhancements on these investments, including bond insurance and subordination. Table 10 presents the book values or notional balances of these securities at March 31, 2004 and December 31, 2003 and compares the credit ratings of the underlying securities (or for insured securities, the credit rating of the financial institution providing credit enhancement) at each date. Where ratings differ among the major rating agencies, we have used the lowest rating.

Table 10: Credit Ratings of Private Label Mortgage-Related Securities Secured by Manufactured Housing Loans

	March 31, 2004				December 31, 2003

	Book Value or Notional Balance(1)				Book Value or Notional Balance(1)

	Portfolio	Guaranteed		% of	Portfolio	Guaranteed		% of
Credit ratings:	Securities(2)	Securities(3)	Total	Total	Securities(2)	Securities(3)	Total	Total

	(Dollars in millions)
Investment grade:
AAA/ Aaa	$1,784	$84	$1,868	24.24%	$2,058	$90	$2,148	26.85%
AA+/ Aa1 to AA-/ Aa3	1,066	108	1,174	15.23	1,259	195	1,454	18.18
A+/ A1 to A-/ A3	624	142	766	9.94	593	112	705	8.81
BBB+/ Baa1 to BBB-/ Baa3	1,860	61	1,921	24.92	2,506	15	2,521	31.51

Total investment grade securities	5,334	395	5,729	74.33	6,416	412	6,828	85.35
Non-Investment grade:
BB+/ Ba1 to BB-/ Ba3	302	—	302	3.92	474	—	474	5.93
B+/ B1 to B-/ B3	1,570	32	1,602	20.78	633	52	685	8.56
CCC+/ Caa1 to CCC-/ Caa3	39	33	72	.93	—	13	13	.16
CC/ Ca	3	—	3	.04	—	—	—	—

Total non-investment grade securities	1,914	65	1,979	25.67	1,107	65	1,172	14.65

Total securities	$7,248	$460	$7,708	100.00%	$7,523	$477	$8,000	100.00%

(1)	Book value represents unpaid principal balance adjusted for unamortized premium/discounts and other-than-temporary impairment.

(2)	Amount reflects book value. These securities are included on the balance sheet in Fannie Mae’s mortgage portfolio.

(3)	Amount reflects notional balance. These securities are included in outstanding MBS held by other investors. We maintain a guaranty liability for estimated losses on Fannie Mae guaranteed securities.

We owned or guaranteed manufactured housing securities with a book value (for securities held in our portfolio) or notional amount (for REMIC securities we have guaranteed) totaling $7.7 billion at March 31, 2004, compared with $8.0 billion at December 31, 2003. The decrease in the balance from the end of 2003 resulted from $281 million of principal payments and amortization of deferred price adjustments and $11 million of other-than-temporary impairment. At March 31, 2004 and December 31, 2003, approximately 70 percent of these securities were serviced by Green Tree Investment Holdings LLC (during 2003, Green Tree Investment Holdings LLC succeeded Conseco Finance, Corp. as servicer). Due to weakness in the manufactured housing sector and financial difficulties experienced by certain manufactured housing loan servicers, the major ratings agencies have downgraded many of these securities since 2002. As a result of credit downgrades during the first quarter of 2004, the percentage of securities rated investment grade or better fell to 74 percent as of March 31, 2004, compared with 85 percent as of December 31, 2003.

In response to the rating downgrades over the past year and general condition of the manufactured housing sector, we have regularly assessed the recoverability of scheduled principal and interest amounts on certain of these securities to determine if any were other-than-temporarily impaired. We recorded other-than-temporary impairment on certain of these securities included in our portfolio of $11 million and $67 million in the first quarters of 2004 and 2003, respectively, which is included in fee and other income. To date, we have recognized other-than-temporary impairment of $217 million on our investments in manufactured housing securities, of which $128 million relates to bonds that have been sold. See “MD&A—Executive Summary—Regulatory and Legislative Overview—Subsequent Events” for developments subsequent to March 31, 2004.

We continue to rigorously monitor these securities and assess appropriate risk factors to determine the need to record any additional impairment. Despite recent downgrades, the market liquidity and price performance of the manufactured housing bond sector has shown signs of improvements since the end of

2003. However, changes in events or circumstances, such as the performance of the underlying manufactured housing loan collateral and the financial strength of servicers, will influence future credit ratings and may affect market prices or our projected cash flow analyses. While it may be necessary to record additional other-than-temporary impairment on these securities in the future, management believes that any potential future impairment related to these securities will not have a material adverse effect on Fannie Mae’s operating results.

Mortgage Commitments

As a result of our July 1, 2003 adoption of Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“FAS 149”), we are required to account for the majority of our commitments to purchase mortgage loans and to purchase or sell mortgage-related securities, which we enter into in the normal course of business, as derivatives. Table 11 shows the fair value, outstanding notional amount, and average remaining contractual maturity of our outstanding mortgage commitments at March 31, 2004 and December 31, 2003.

Table 11: Mortgage Commitments

	March 31, 2004					December 31, 2003

				Average					Average
	Change in			Remaining		Change in			Remaining
	Fair	Notional		Contractual		Fair	Notional		Contractual
	Value	Amount		Maturity		Value	Amount		Maturity

(Dollars in millions)
Forward mortgage loan and mortgage-related security purchase commitments	$17	$38,956	(1)	26	days	$103	$18,372	(1)	24	days
Forward mortgage-related security sell commitments	(89)	25,489	(2)	33		(145)	20,120	(2)	28

(1)	Includes $19,465 million and $13,389 million at March 31, 2004 and December 31, 2003, respectively, of purchase commitments not designated for our mortgage portfolio.

(2)	Includes $23,990 million and $18,070 million at March 31, 2004 and December 31, 2003, respectively, of sell commitments related to mortgage assets designated for securitization.

The notional balance of outstanding retained commitments for our mortgage portfolio, net of portfolio sell commitments, was $18 billion at March 31, 2004, compared with $3 billion at December 31, 2003.

We discuss the derivative instruments we use to manage interest rate risk and supplement our issuance of debt in “MD&A—Portfolio Investment Business Operations—Funding—Derivative Instruments” and provide additional information on all transactions accounted for as derivatives in the Notes to Financial Statements.

Liquid Investments

Our liquid investments include cash and cash equivalents, nonmortgage investments, and mortgage assets designated for securitization. Our liquid investments totaled $65 billion at March 31, 2004, compared with $66 billion at December 31, 2003. Nonmortgage investments, which account for the majority of our liquid investments, totaled $57 billion at March 31, 2004 and $59 billion at December 31, 2003. Table 12 shows the composition, weighted-average maturities, and credit ratings of our held-to-maturity and available-for-sale nonmortgage investments at March 31, 2004 and December 31, 2003.

Table 12: Nonmortgage Investments

	March 31, 2004

					Weighted
		Gross	Gross		Average
	Amortized	Unrealized	Unrealized	Fair	Maturity	% Rated A
	Cost	Gains	Losses	Value	in Months	or Better

	(Dollars in millions)
Held-to-maturity	$12,024	$—	$—	$12,024	.8	100.0%
Available-for-sale	45,024	108	(27)	45,105	20.4	98.5

Total	$57,048	$108	$(27)	$57,129	16.3	98.8%

	December 31, 2003

					Weighted
		Gross	Gross		Average
	Amortized	Unrealized	Unrealized	Fair	Maturity	% Rated A
	Cost	Gains	Losses	Value	in Months	or Better

Held-to-maturity	$6,822	$—	$—	$6,822	.4	100.0%
Available-for-sale	52,605	89	(23)	52,671	15.2	97.7

Total	$59,427	$89	$(23)	$59,493	13.5	98.0%

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

Debt Securities

Total debt outstanding decreased 2 percent to $945 billion at March 31, 2004 from $962 billion at December 31, 2003. Table 13 compares debt issuances and repayments between the first quarters of 2004 and 2003.

Table 13: Debt Activity

	Three Months Ended
	March 31,

	2004	2003

	(Dollars in millions)
Issued:
Amount	$530,320	$650,873
Average cost	.96%	1.41%
Redeemed:
Amount	$549,353	$628,375
Average cost	1.68%	1.71%

Derivative Instruments

Derivatives are important in helping us to manage interest rate risk and supplement our issuance of debt in the capital markets. We use only the most straightforward types of derivatives, primarily to supplement our issuance of debt, add risk management features not obtainable in the debt market, and efficiently rebalance our portfolio. The principal derivatives we use are priced in deep and liquid markets and are therefore relatively easy to value and evaluate. We do not take speculative positions with derivatives or any other financial instrument. We have derivative transaction policies and controls to minimize our derivative counterparty risk.

Summary of 2004 Derivative Activity

Table 14 shows the additions and maturities of derivatives by type during the first quarter of 2004, along with the stated maturities of derivatives outstanding at March 31, 2004.

Table 14: Activity and Maturity Data for Derivative Instruments(1)

	Pay-Fixed/
	Receive-Variable Swaps(2)
				Receive-Fixed/			Forward
		Pay	Receive	Pay-Variable	Basis	Caps and	Starting
	Amount	Rate(3)	Rate(3)	Swaps	Swaps	Swaptions	Swaps	Other(4)	Total

	(Dollars in millions)
Notional amounts: December 31, 2003	$335,102	4.73%	1.17%	$202,479	$32,260	$435,525	$30,475	$4,755	$1,040,596
Additions	3,677	4.50	1.12	60,100	13,700	10,300	19,675	1,760	109,212
Maturities(5)	(60,250)	4.38	1.15	(78,947)	(7,255)	(25,100)	(10,325)	(1,085)	(182,962)

March 31, 2004	$278,529	4.80%	1.15%	$183,632	$38,705	$420,725	$39,825	$5,430	$966,846

Future maturities of notional amounts:(6)
2004	$12,175	5.60%	1.13%	$27,403	$13,750	$63,520	$19,675	$1,175	$137,698
2005	24,995	3.52	1.14	22,175	23,250	93,550	12,500	74	176,544
2006	21,380	4.24	1.13	19,750	330	32,250	4,850	100	78,660
2007	11,520	5.11	1.13	34,060	200	16,900	1,400	2,031	66,111
2008	56,050	3.53	1.15	15,235	—	25,550	—	908	97,743
Thereafter	152,409	5.51	1.15	65,009	1,175	188,955	1,400	1,142	410,090

Total	$278,529	4.80%	1.15%	$183,632	$38,705	$420,725	$39,825	$5,430	$966,846

(1)	Excludes mortgage commitments accounted for as derivatives under FAS 149. Dollars represent notional amounts that indicate only the amount on which payments are being calculated and do not represent the amount at risk of loss.

(2)	Notional amounts include callable swaps of $26 billion with weighted-average pay rates of 6.95 percent and weighted-average receive rates of 1.15 percent at March 31, 2004.

(3)	The weighted-average interest rate payable and receivable is as of the date indicated. The interest rates of the swaps may be variable rates, so these rates may change as prevailing interest rates change.

(4)	Includes foreign currency swaps and other derivative instruments that provide an economic hedge against interest rate fluctuations.

(5)	Includes matured, called, exercised, and terminated amounts.

(6)	Based on stated maturities. Assumes that variable interest rates remain constant at March 31, 2004 levels.

We decreased the outstanding notional balance of derivatives by $74 billion to $967 billion at March 31, 2004 from $1,041 billion at December 31, 2003. The decline in outstanding derivatives resulted primarily from normal portfolio rebalancing activities and the termination of pay-fixed and receive-fixed swap positions with matching durations.

Effect of Derivatives on Our Debt Securities

We use derivatives to change the term, cost, or optionality of our debt. Table 15 reconciles the redemption amounts of variable and fixed-rate debt before and after the use of derivatives at March 31, 2004 and shows how each derivative instrument transforms the characteristics of our debt from one category to another.

Table 15: Effect of Derivatives on Outstanding Debt

		Effect of Derivatives on Outstanding Debt(2)

	Outstanding	Pay-Fixed/				Pay-Fixed/	Receive-			Effective
	Debt(1)	Receive	Receive-Fixed/			Receive	Fixed/Pay		Total	Debt
	March 31,	Variable	Pay Variable	Basis		Variable	Variable		Derivative	March 31,
	2004	Swaps	Swaps	Swaps	Caps	Swaptions	Swaptions	Other(5)	Effect	2004

	(Dollars in millions)
Variable-rate debt:(3)
With options	$9,404	$—	$(100)	$(2,850)	$135,650	$155,980	$—	$—	$288,680	$298,084
Without options	399,759	(255,095)	158,596	2,850	(135,650)	(155,980)	—	—	(385,279)	14,480

Total variable rate	409,163	(255,095)	158,496	—	—	—	—	—	(96,599)	312,564

Fixed-rate debt:(4)
With options	205,578	26,085	(26,595)	—	—	—	128,595	—	128,085	333,663
Without options	322,495	229,010	(131,901)	—	—	—	(128,595)	—	(31,486)	291,009

Total fixed rate	528,073	255,095	(158,496)	—	—	—	—	—	96,599	624,672

Total debt	$937,236	$—	$—	$—	$—	$—	$—	$—	$—	$937,236

Total debt:
With options	$214,982	$26,085	$(26,695)	$(2,850)	$135,650	$155,980	$128,595	$—	$416,765	$631,747
Without options	722,254	(26,085)	26,695	2,850	(135,650)	(155,980)	(128,595)	—	(416,765)	305,489

Total debt	$937,236	$—	$—	$—	$—	$—	$—	$—	$—	$937,236

Option-based debt as percentage of net mortgage portfolio	24%									71%
Outstanding derivatives:
That affect debt classification		$255,095	$158,496	$2,850	$135,650	$155,980	$128,595	$—	$836,666
That do not affect debt classification		—	6,351	32,904	—	—	—	39,867	79,122
Other risk management derivatives		23,434	18,785	2,951	—	—	500	5,388	51,058

Total outstanding derivatives		$278,529	$183,632	$38,705	$135,650	$155,980	$129,095	$45,255	$966,846

(1)	Outstanding debt amount represents the redemption value, which excludes the effects of currency adjustments, debt basis adjustments, and unamortized premiums, discounts, issuance costs, and hedging results.

(2)	Derivative amounts reflect the notional balance on which underlying interest payments are calculated and do not represent our risk of loss.

(3)	Variable-rate debt reflects the amount of debt scheduled to reprice or mature in one year or less.

(4)	Fixed-rate debt reflects the amount of debt scheduled to reprice or mature after one year.

(5)	Includes forward starting swaps, foreign currency swaps, and other derivative instruments that provide a hedge against interest rate fluctuations.

Table 16 categorizes our outstanding debt between variable rate and fixed rate and compares the outstanding redemption amount, weighted-average maturity, and cost of our variable-rate and fixed-rate debt after considering the effect of derivatives at March 31, 2004 and December 31, 2003. Table 17 shows the maturity and cost of our effective long-term debt. The redemption amount of our debt presented in Tables 15, 16, and 17 differs from the total debt reported on our balance sheet because it excludes the effects of currency adjustments, debt basis adjustments, and unamortized premiums, discounts, issuance costs, and hedging results.

Table 16: Effective Variable Rate and Fixed Rate Debt

	March 31,	December 31,
	2004	2003

	(Dollars in millions)
Outstanding:
Variable-rate debt:(1)
Redemption amount(3)	$312,564	$258,145
Effective cost at month end	1.22%	1.25%
Effective term to repricing (in months)	3	3
Percent of total debt outstanding	33%	27%
Fixed-rate debt(2)
Redemption amount(3)	$624,672	$698,012
Effective cost at month end	5.11%	5.26%
Effective term to repricing (in months)	79	78
Percent of total debt outstanding	67%	73%
Total:
Redemption amount(3)	$937,236	$956,157
Effective cost at month end	3.82%	4.18%
Effective term to repricing (in months)	53	58

(1)	Variable-rate debt reflects the amount of debt scheduled to reprice in one year or less, taking into consideration the effect of derivative instruments.

(2)	Fixed-rate debt reflects the amount of debt scheduled to reprice after one year, taking into consideration the effect of derivative instruments.

(3)	Outstanding debt amount represents the redemption value, which excludes the effects of currency adjustments, debt basis adjustments, and amortization of premiums, discounts, issuance costs, and hedging results.

Table 17: Maturities of Effective Long-Term Debt

			Assuming Callable Debt
	Contractual Maturity		Redeemed at Initial Call Date

	Amount	Accounting	Amount	Accounting
	Outstanding(1)	Cost(2)	Outstanding(1)	Cost(2)

	(Dollars in millions)
Currently Callable	$—	—%	$28,112	4.69%
2005	52,455	5.03	198,096	4.53
2006	74,296	3.83	122,019	4.83
2007	80,147	3.56	83,261	4.90
2008	50,526	4.90	44,417	6.30
2009 and later	367,248	5.37	148,767	5.02

Effective long-term debt before pay-fixed swaption effect	624,672	4.89	624,672	4.89
Pay-fixed swaption effect	—	0.22	—	0.22

Total effective long-term debt	$624,672	5.11%	$624,672	5.11%

(1)	Amount outstanding includes long-term debt, effective fixed-rate debt, and notional amount of long-term interest rate swaps. Also includes debt linked to swaptions, which makes it effective callable debt. Excludes effective variable-rate debt.

(2)	Accounting cost represents the monthly equivalent yield that discounts the amount due at maturity to the net proceeds over the expected life of the debt. Includes the effect of pay-fixed and receive-fixed swaps.

Table 18 reconciles total debt based on the redemption amount to the unamortized book value amount reported in our balance sheet.

Table 18: Reconciliation of Redemption Debt Amount to Total Reported Debt

	March 31,	December 31,
	2004	2003

	(Dollars in millions)
Redemption debt amount	$937,236	$956,157
FAS 133 and other basis adjustments(1)	10,083	7,584
Other debt adjustments(2)	(1,976)	(2,009)

Total reported debt(3)	$945,343	$961,732

(1)	FAS 133 and other basis adjustments include changes in market value of fair value hedges of our debt and adjustment for foreign currency translation.

(2)	Other debt adjustments include unamortized discounts, premiums, issuance costs, and hedging results.

(3)	Represents total debt reported on Fannie Mae’s balance sheet. Amount is based on unamortized book value, which includes the effect of currency adjustments, debt basis adjustments, and amortization of discounts, premiums, issuance costs, and hedging results.

Our use of derivatives had the following impact on Fannie Mae’s debt portfolio:

•	Interest rate swaps lengthened the weighted-average final maturity of our outstanding debt by 20 months at March 31, 2004, compared with 22 months at December 31, 2003. The weighted-average final maturity of our outstanding debt including the effect of derivatives was 53 months and 58 months at March 31, 2004 and December 31, 2003, respectively.

•	Pay-fixed interest rate swaps helped reduce our variable-rate debt from $409 billion to $313 billion at March 31, 2004. Most of our variable-rate debt has options associated with it to protect us against increases in interest rates.

•	Without the use of derivatives, the percent of option-based debt financing our net mortgage portfolio would have been only 24 percent of debt at March 31, 2004, compared with 27 percent at December 31, 2003. With derivatives, we increased the percentage of option-based debt financing our net mortgage portfolio to 71 percent at March 31, 2004. At the end of 2003, 72 percent of the debt financing our net mortgage portfolio had option protection. Our general target is to maintain the ratio of debt options to prepayment options on new mortgage portfolio business within a range of at least 50 to 60 percent. The characteristics of our debt options will vary based on our risk management needs and will cause the percentage of the option-based debt financing our mortgage portfolio to change over time.

Credit Exposure from Derivatives

The primary credit exposure that we have on a derivative transaction is that a counterparty might default on payments due, which could result in having to acquire a replacement derivative from a different counterparty at a higher cost. Although notional amount is a commonly used measure of volume in the derivatives market, it generally represents the amount on which interest is calculated. The notional amount on our interest rate risk management derivatives does not represent the amounts due to or from a counterparty. The notional amount is significantly greater than the potential market or credit loss that could result from such transactions. The replacement cost, after consideration of offsetting agreements such as master netting agreements and collateral held, to settle at current market prices all outstanding derivative contracts in a gain position is a more meaningful measure of our credit exposure on derivatives. Table 19 shows the credit exposure on our outstanding derivatives at March 31, 2004 and December 31, 2003 by maturity and counterparty credit ratings based on these maturities.

Table 19: Credit Loss Exposure of Derivative Instruments

	March 31, 2004				December 31, 2003

	Credit Rating				Credit Rating

	AAA	AA	A	Total	AAA	AA	A	Total

	(Dollars in millions)
Credit loss exposure:(1)
Less than 1 year	$—	$38	$80	$118	$—	$91	$64	$155
1 to 5 years	4	1,509	700	2,213	—	1,261	290	1,551
Over 5 years	45	2,266	2,974	5,285	37	2,586	3,335	5,958

Subtotal	49	3,813	3,754	7,616	37	3,938	3,689	7,664
Maturity distribution netting(2)	(22)	(447)	(148)	(617)	(20)	(369)	(146)	(535)

Exposure	27	3,366	3,606	6,999	17	3,569	3,543	7,129
Collateral held(3)	—	3,157	3,515	6,672	—	3,184	3,431	6,615

Exposure net of collateral	$27	$209	$91	$327	$17	$385	$112	$514

Additional information:
Notional amount(4)	$1,307	$439,017	$526,522	$966,846	$1,807	$491,386	$547,403	$1,040,596
Number of counterparties	3	12	8	23	3	12	8	23

(1)	Represents the exposure to credit loss on derivative instruments, which is estimated by calculating the cost, on a present value basis, to replace all outstanding contracts in a gain position. Derivative gains and losses with the same counterparty in the same maturity category are presented net within the maturity category where a legal right of offset exists under an enforceable master settlement agreement.

(2)	Represents impact of netting of derivatives in a gain position and derivatives in a loss position for the same counterparty across maturity categories.

(3)	We held collateral of $6.672 billion and $6.615 billion on our derivative contracts at March 31, 2004 and December 31, 2003, respectively. We posted collateral of $1.577 billion and $151 million related to our counterparties’ credit exposure to Fannie Mae at March 31, 2004 and December 31, 2003, respectively.

(4)	Reflects notional amounts, which only indicates the amount on which payments are being calculated and does not represent the amount at risk of loss.

Our derivative credit exposure, after consideration of the value of collateral held, was $327 million at March 31, 2004, down from $514 million at December 31, 2003. We expect the credit exposure on derivative contracts to fluctuate with changes in interest rates, implied volatility, and the collateral thresholds of the counterparties. Assuming the highly unlikely event that all of the derivative counterparties to which Fannie Mae was exposed at March 31, 2004 were to default simultaneously, it would have cost an estimated $327 million to replace the economic value of those contracts. This replacement cost represents approximately 3 percent of our first quarter 2004 annualized pre-tax reported income.

At March 31, 2004, sixty-nine percent of our net exposure after consideration of collateral held of $327 million was with six counterparties rated AA or better by S&P and Aa or better by Moody’s. The percentage of our net exposure with these six counterparties ranged from 7 to 16 percent, or $24 million to $51 million. At December 31, 2003, seventy-one percent of our net exposure after consideration of collateral held of $514 million was with six counterparties rated AA or better by S&P and Aa or better by Moody’s.

Fannie Mae has never experienced a loss on a derivative transaction due to credit default by a counterparty. The credit risk on our derivative transactions is low because we have stringent counterparty eligibility requirements, a conservative collateral policy, and an intensive credit exposure monitoring and management process. Our counterparties are of very high credit quality, consisting of large banks, broker-dealers, and other financial institutions that have a significant presence in the derivatives market, most of which are based in the United States. We initiate derivative contracts only with experienced counterparties that have credit ratings of A or better. As an additional precaution, our collateral management policy has provisions for requiring collateral on certain derivative contracts in gain positions.

Accounting for Derivatives

Under FAS 133, we recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. FAS 133 requires that all derivatives be marked to market through earnings unless the derivative is designated and qualifies for hedge accounting. Subject to certain qualifying conditions, we may designate a derivative as either a hedge of the cash flows of a variable-rate instrument or anticipated transaction (cash flow hedge) or a hedge of the fair value of a fixed-rate instrument (fair value hedge). For a derivative designated as a cash flow hedge, we report fair value gains or losses in a separate component of AOCI, net of deferred taxes, in stockholders’ equity to the extent the hedge is effective. We recognize these fair value gains or losses in earnings during the period(s) in which the hedged item affects earnings. For a derivative designated as a fair value hedge, we report fair value gains or losses on the derivative in earnings along with fair value gains or losses on the hedged item attributable to the risk being hedged. For a derivative not designated as a hedge, not qualifying as a hedge, or components of a derivative that are excluded from any hedge effectiveness assessment, we report fair value gains and losses through earnings.

We traditionally have designated and accounted for substantially all of our derivatives as cash flow or fair value hedges. However, we may from time to time terminate, discontinue, or change the designation of the hedging relationship for certain derivative instruments for interest rate risk management purposes. Our interest rate risk management actions are driven by the economics of the transaction and the market environment that exists at that time and generally not by the hedge accounting designations. Regardless of the FAS 133 hedge designation, virtually all of Fannie Mae’s derivatives serve as economic hedges because they reduce our interest rate risk by helping us maintain a relative balance between the cash flows of our mortgage assets and the liabilities used to fund those assets through time and across various interest rate scenarios. We do not take speculative positions with derivatives.

FAS 133 imposes hedge effectiveness, documentation, and testing criteria that must be met to qualify for hedge accounting. Beginning January 2004, as part of our routine and ongoing assessment of Fannie Mae’s accounting and business practices, we expanded our classification of derivatives not designated for hedge accounting under FAS 133. Even though these derivatives are not designated for hedge accounting, they are subject to Fannie Mae’s risk management controls that govern their use, purpose, credit exposure and financial reporting. As shown in Table 20, we refer to this category of derivatives as “other risk management derivatives.” This additional classification provides our Portfolio Investment business with increased flexibility and operational efficiency in executing risk management actions. The accounting effect is that we are required under FAS 133 to report changes in the fair value of our other risk management derivatives in earnings. However, because these transactions are economically matched, we anticipate that the gains and losses will largely offset and not have a material impact on our reported net income or core business earnings. We recognized as a component of fee and other income a pre-tax net loss of $13 million related to changes in the fair value of our other risk management derivatives during the first quarter of 2004.

Table 20 shows the notional amounts and fair values of our derivatives by type as of March 31, 2004 and December 31, 2003, based on the hedge classification. This table does not include mortgage commitments that are accounted for as derivatives.

Table 20: Notional and Fair Value of Derivatives by Hedge Designation(1)

	March 31, 2004		December 31, 2003

	Notional	Net	Notional	Net
	Amounts	Values(2)	Amounts	Values(2)

	(Dollars in millions)
Cash flow hedges:
Pay-fixed swaps	$221,951	$(14,716)	$300,536	$(11,400)
Receive-fixed swaps	73,034	1,671	148,923	1,510
Basis swaps	35,754	17	32,260	(2)
Caps and swaptions(3)	351,501	1,560	358,551	2,361
Forward starting swaps	34,475	(680)	30,475	(193)
Other(4)	1,011	14	854	12

	717,726	(12,134)	871,599	(7,712)

Fair value hedges:
Pay-fixed swaps	33,144	(803)	34,566	(529)
Receive-fixed swaps	91,813	5,045	53,556	1,894
Receive-fixed swaptions(3)	68,724	5,110	76,974	4,429
Other(4)	4,381	490	3,858	412

	198,062	9,842	168,954	6,206

Other risk management derivatives:
Pay-fixed swaps	23,434	(1,817)	—	—
Receive-fixed swaps	18,785	292	—	—
Basis swaps	2,951	1	—	—
Swaptions	500	1	—	—
Forward starting swaps	5,350	(39)	—	—
Other(4)	38	—	43	—

	51,058	(1,562)	43	—

Purchased options time value(3)	—	7,244	—	8,139

Total	$966,846	$3,390	$1,040,596	$6,633

(1)	Excludes mortgage commitments accounted for as derivatives under FAS 149.

(2)	Based on end of period values, estimated by calculating the cost, on a net present value basis, to settle at current market rates all outstanding derivative contracts.

(3)	The net value reflected for caps and swaptions reflects only the intrinsic value. The time value is presented separately because we exclude the time value of purchased options from our assessment of hedge effectiveness under FAS 133 and record changes in the time value of purchased options in earnings.

(4)	Includes foreign currency swaps and other derivative instruments that provide a hedge against interest rate fluctuations.

We had $51 billion in outstanding notional amount of derivatives not designated for hedge accounting under FAS 133 at March 31, 2004, compared to $43 million at December 31, 2003. Our other risk management derivatives primarily consist of receive-fixed swaps that are economically matched to pay-fixed swaps. With this expanded category of derivatives, we can more efficiently implement strategies to rebalance our portfolio when interest rates change. For example, when interest rates decline and the duration of our mortgage assets shorten, we can enter into a receive-fixed interest rate swap to shorten the duration of our liabilities. The receive-fixed interest rate swap has the effect of offsetting the economics of an existing pay-fixed swap. We then discontinue the designation of the existing pay-fixed swap as a cash flow hedge of discount notes, classify both swaps as other risk management derivatives, and mark to market both swaps through earnings. The future gains and losses on the matched swaps largely offset. In addition, at the time we discontinue the hedge designation of the pay-fixed swap, we classify the existing fair value in AOCI as a closed hedge and amortize the existing fair value over the life of the originally hedged item. We expect the volume of activity to fluctuate from period-to-period based on changes in our overall portfolio characteristics. However, our goal is to terminate these offsetting derivative positions as market conditions permit. Table 21 shows activity related to our other risk management derivatives during the first quarter of 2004.

Table 21: Other Risk Management Derivatives Activity(1)

	Pay-Fixed/	Receive-Fixed/			Forward
	Receive Variable	Pay Variable	Basis		Starting
	Swaps	Swaps	Swaps	Swaptions	Swaps	Other(2)	Total

	(Dollars in millions)
Notional amount at December 31, 2003	$—	$—	$—	$—	$—	$43	$43
Additions	—	1,100	—	—	5,350	—	6,450
Transfers(3)	55,152	52,010	2,951	500	—	—	110,613
Maturities(4)	(31,718)	(34,325)	—	—	—	(5)	(66,048)

Notional amount at March 31, 2004	$23,434	$18,785	$2,951	$500	$5,350	$38	$51,058

(1)	Excludes mortgage commitments accounted for as derivatives under FAS 149. Dollars represent notional amounts that indicate only the amount on which payments are being calculated and do not represent the amount at risk of loss.

(2)	Includes foreign currency swaps and other derivative instruments that provide a hedge against interest rate fluctuations.

(3)	Includes derivatives previously designated for hedge accounting under FAS 133 for which the hedge accounting relationship was terminated. These derivatives continue to serve as economic hedges.

(4)	Includes matured, called, exercised, and terminated amounts.

As indicated in Table 20, the fair value of our derivatives decreased to $3.4 billion at March 31, 2004, from $6.6 billion at December 31, 2003. The fair value of our derivatives is affected by changes in the level of interest rates and implied market volatility, together with activity in the derivatives book, which includes additions of new derivative contracts and the maturity or termination of existing contracts. As described further below, there typically has been a direct correlation between movements in interest rates and the value of our derivatives instruments (as reported in the fair value of derivatives instruments and the FAS 133 component of AOCI). Increases in rates have had a positive effect on the fair value of derivatives and, accordingly, the FAS 133 component of AOCI and stockholders’ equity; decreases in rates have had the opposite effect.

The $3.2 billion decline in the fair value of derivatives was primarily driven by a 40 to 50 basis point decrease in swap rates during the first quarter, which resulted in losses on our pay-fixed swaps that were only partially offset by gains on receive-fixed swaps. When interest rates drop, AOCI reflects the net losses on pay-fixed interest rate swaps, but not the offsetting gains that typically exist on assets funded by those derivatives. Since the end of the first quarter of 2004, the 5-year swap rate has increased roughly 90 basis points, which would have a positive effect on AOCI.

While we had a net positive value in our overall derivatives book at March 31, 2004 and December 31, 2003, we had a net negative value on those derivatives designated as cash flow hedges. Cash flow hedges consist primarily of pay-fixed swaps, caps, and swaptions that are used to create effective fixed rate debt. These derivatives generally show market value losses when interest rates fall. Fair value hedges consist largely of receive-fixed swaps and swaptions that typically increase in value as interest rates fall. Under FAS 133 we are required to record the fair value gains and losses on derivatives designated as cash flow hedges in the AOCI component of stockholders’ equity. Gains and losses on derivatives designated as fair value hedges and other risk management derivatives are not included in AOCI.

Changes in the FAS 133 component of AOCI and in stockholders’ equity reflect only a partial mark to market of some of the instruments we employ to manage interest rate risk. We do not believe that short-term fluctuations in the value of these measures represent a meaningful or comprehensive view of our operating results, financial condition, or risk management strategies and actions. Table 22 shows AOCI activity attributable to unrealized (or open) and realized (or closed) cash flow hedges for the three months ended March 31, 2004.

Table 22: AOCI Activity Related to Derivatives Designated as Cash Flow Hedges(1)

	AOCI Balance Related to
	Cash Flow Hedges

	Open	Closed		Total

	(Dollars in millions)
Balance (net of taxes) at December 31, 2003	$(5,334)	$(6,858)		$(12,192)
Losses on cash flow hedges related to derivatives, net	(4,080)	(1,518	) (2)	(5,598)
Reclassifications to earnings, net	1,157	435		1,592

Balance (net of taxes) at March 31, 2004	$(8,257)	$(7,941)		$(16,198)

(1)	Excludes mortgage commitments accounted for as derivatives under FAS 149.

(2)	Represents fair value of cash flow hedges on date hedge is closed or terminated.

Gains and losses on open hedges can fluctuate significantly from period to period due to changes in interest rates and market volatility. Fluctuations in interest rates and market volatility, however, have no impact on the amounts recorded in AOCI related to terminated or discontinued hedges. The increase in AOCI attributable to closed hedges during the first quarter of 2004 was driven by discontinuing cash flow hedge designations for certain offsetting derivative positions that we reclassified to other risk management derivatives and by mortgage portfolio rebalancing activities that included terminating pay-fixed swaps to reduce the portfolio’s interest rate risk exposure.

Many derivative transactions can have similar economics but different accounting effects on open and closed AOCI hedge amounts. For example, entering into a new receive-fixed swap is economically equivalent to terminating a pay-fixed swap, but the accounting on these transactions can be quite different. A receive-fixed swap recorded as a fair value hedge of fixed-rate debt has no effect on AOCI. On the other hand, a receive-fixed swap recorded as a cash flow hedge of part of a pay-fixed swap is recorded in AOCI as an open hedge. When we terminate or close a cash flow hedge and discontinue hedge accounting prospectively, we transfer the corresponding market value of the derivative into the closed hedge category of AOCI.

Both realized and unrealized AOCI are amortized into net interest income over the same period in which the original hedged item affects earnings. In the case of a cash flow hedge, the original hedged item is generally the repricing of variable-rate debt in the future. The deferred hedge results therefore are recognized in net interest income together with the variable-rate debt expense. We amortize the hedge results from both open and closed hedges out of AOCI and into earnings as a component of interest expense. Table 23 compares the amounts attributable to open cash flow hedges and terminated or discontinued cash flow hedges that were amortized from AOCI to earnings as a component of interest expense during the first quarters of 2004 and 2003.

Table 23: AOCI Amounts Reclassified to Earnings(1)

	Three Months Ended March 31,

	2004		2003

	After-tax	Pre-tax	After-tax	Pre-tax

	(Dollars in millions)
Amortization of AOCI amounts to earnings related to:(2)
Open cash flow hedges	$1,157	$1,781	$1,032	$1,588
Closed cash flow hedges(3)	435	669	210	323

	$1,592	$2,450	$1,242	$1,911

(1)	Excludes mortgage commitments accounted for as derivatives under FAS 149.

(2)	Amounts are amortized into earnings as a component of reported pre-tax interest expense.

(3)	Cash flow hedges that have been closed or terminated.

The expense related to open cash flow hedges in combination with the expense from the associated variable-rate debt equals the cost of our effective fixed-rate debt. Over time, all of our closed hedge results, and open hedge results not otherwise extinguished by changes in interest rates, will be reflected in earnings through interest expense.

For additional detail on our accounting for derivatives, see our 2003 Annual Report on Form 10-K, “Notes to Financial Statements—Note 14, Derivative Instruments and Hedging Activities.”

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

In 2003 we updated our corporate financial disciplines and adjusted the risk tolerances of our mortgage portfolio. As a result, we committed to managing the portfolio’s duration gap within a target range of plus or minus 6 months substantially all of the time, compared to our historical performance of remaining within the target range about two-thirds of the time. We disclose our net interest income at risk and duration gap measures on a monthly basis. We believe these measures together provide a more informative profile of our overall interest rate risk position than either measure alone.

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

Table 24 compares net interest income at risk over a one-year and four-year period under each of the interest rate scenarios at March 31, 2004 and December 31, 2003. A positive number indicates the percent by which projected core net interest income could be reduced by the rate shock. These calculations reflect management’s assumptions of most likely market conditions. Actual changes in portfolio core net interest income may differ from these estimates because of specific interest rate movements, changing business conditions, changing prepayments, and management actions.

Table 24: Net Interest Income at Risk

	Assuming a 50 basis		Assuming a 25 basis
	point change in		point change in slope
	interest rates		of the yield curve

	One-year	Four-year	One-year	Four-year

March 31, 2004	3.8%	5.4%	4.0%	6.6%
December 31, 2003	2.6	2.1	3.6	6.1

We consider our net interest income at risk at March 31, 2004 to be moderate as our exposure to a 50 basis point instantaneous change in the level of interest rates was estimated not to exceed 4 percent and 6 percent over a 1-year and 4-year horizon, respectively. Our exposure to a 25 basis point instantaneous change in the slope of the yield curve was estimated not to exceed 4 percent and 7 percent over a 1-year and 4-year horizon, respectively. The net interest income at risk for a 50 basis point change in the level of interest rates was higher at March 31, 2004 compared to December 31, 2003 while the amount of risk associated with a change in the slope of the yield curve was relatively unchanged during this period. This slight increase in risk was primarily due to the decline in interest rates during the quarter.

• Duration Gap

The duration gap measures the difference between the estimated durations of portfolio assets and liabilities and summarizes the extent to which estimated cash flows for assets and liabilities are matched, on average, over time and across interest rate scenarios. A positive duration gap signals a greater exposure to rising interest rates because it indicates that the duration of our assets exceeds the duration of our liabilities. A negative duration gap signals a greater exposure to declining interest rates because the duration of our assets is less than the duration of our liabilities. The duration gap provides a relatively concise and simple measure of the interest rate risk inherent in the existing mortgage portfolio, but it is not directly linked to expected future earnings performance. Our duration gap reflects the current mortgage portfolio, including priced asset and debt commitments. We apply the same interest rate process, prepayment models, and volatility assumptions used in our net interest income at risk measure to generate the portfolio duration gap. However, we do not incorporate nonmortgage investments or projected future business activity, which can have a significant effect even over a very short horizon, into our duration gap measure.

Fannie Mae’s effective duration gap calculated on a weighted average monthly basis was zero at March 31, 2004, compared with minus one month at December 31, 2003. Despite continued levels of relatively high volatility in the fixed income markets during the first quarter of 2004, we were able to maintain our duration gap within our tighter risk tolerances throughout the quarter. We accomplished this financial discipline objective through strategic rebalancing actions and by maintaining high levels of optionality in our liability structure. Fannie Mae’s duration gap has remained within a range of plus or minus six months since October 2002.

CREDIT GUARANTY BUSINESS OPERATIONS

Our Credit Guaranty business has primary responsibility for managing Fannie Mae’s credit risk on our mortgage credit book of business, which includes both on-balance sheet and off-balance sheet mortgage assets.

Off-Balance Sheet Transactions

In the ordinary course of business, we enter into arrangements to facilitate our statutory purpose of providing mortgage funds to the secondary market and reduce Fannie Mae’s exposure to interest rate fluctuations. We structure transactions to meet the financial needs of customers, manage Fannie Mae’s credit, market or liquidity risks, diversify funding sources, or optimize our capital. Under GAAP, some of these arrangements are not recorded on Fannie Mae’s balance sheet or may be recorded in amounts different than the full contract or notional amount of the transaction. Table 25 shows the contractual amount of our off-balance sheet arrangements at March 31, 2004 and December 31, 2003.

Table 25: Off-Balance Sheet Arrangements

	March 31,	December 31,
	2004	2003

	(Dollars in billions)
Contractual amounts:
Outstanding MBS(1)	$1,346	$1,300
Master delivery commitments:(2)
Mandatory	76	60
Optional	19	19
Portfolio purchase commitments:(3)
Optional	6	5
Credit enhancements	13	14
Other investments	3	3

(1)	MBS held by investors other than Fannie Mae.

(2)	Master delivery commitments either require or permit lenders to either deliver loans to us for securitization or enter into a mandatory commitment to deliver loans or mortgage-related securities to us for purchase. These arrangements are off-balance sheet and not accounted for as derivatives unless we enter into a mandatory purchase commitment.

(3)	Effective with our July 1, 2003 adoption of FAS 149, mandatory mortgage purchase and sell commitments and optional purchase and sell commitments with a fixed price are accounted for as derivatives and recorded on Fannie Mae’s balance sheet at fair value.

Table 26 summarizes issuance and outstanding amounts for MBS guaranteed by Fannie Mae, including REMICs.

Table 26: Guaranteed MBS(1)

	Three Months Ended
	March 31,

	2004	2003

	(Dollars in millions)
MBS issuance activity:
Acquired by others	$122,008	$203,934
Total issued(2)	128,964	292,574

	March 31,	December 31,
	2004	2003

Outstanding balance:
MBS held by other investors	$1,345,892	$1,300,166
Total MBS(3)	1,878,030	1,857,045

(1)	MBS may be resecuritized to back Fannie Megas, SMBS, or REMICs. With respect to those MBS, the amounts shown only include the principal amount of the MBS once. Amounts also include REMICs created from whole loans not owned or guaranteed by Fannie Mae.

(2)	Total issued for the three months ended March 31, 2004 and 2003 includes $7 billion and $89 billion, respectively, of MBS purchased by Fannie Mae. Total issued for the three months ended March 31, 2004 and 2003 excludes $4 billion and $6 billion, respectively, that we issued from loans in our portfolio.

(3)	Includes $532 billion at March 31, 2004 and $557 billion at December 31, 2003, of MBS in Fannie Mae’s mortgage portfolio.

MBS held by investors other than Fannie Mae, which we refer to as outstanding MBS, grew 4 percent to $1.346 trillion at March 31, 2004, from $1.300 trillion at December 31, 2003. MBS issuances acquired by investors other than Fannie Mae totaled $122 billion in the first quarter of 2004, a decrease of 40 percent from the first quarter of 2003. The decrease in the volume of MBS issuances reflects a slowdown from the record level of refinancings that occurred in 2003. REMIC issuances totaled $21 billion during the first quarter of 2004, compared with $73 billion in the first quarter of 2003. REMIC issuances remained strong in the first quarter of 2004, but activity was down from the first quarter of 2003 due in part to an increase in mortgage interest rates during the latter part of 2003 that resulted in a general decline in mortgage origination volumes. As mortgage interest rates dropped during the first quarter of 2004, originations accelerated resulting in an increase in REMIC activity during the month of March.

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

Our mortgage credit risk stems from our mortgage credit book of business, where we bear the risk that borrowers fail to make payments required on their mortgages. Our mortgage credit book of business consists of mortgages, MBS and mortgage-related securities in our mortgage portfolio, outstanding MBS held by other investors, and other contractual arrangements or guarantees. Table 27 presents the composition of our mortgage credit book of business at March 31, 2004 and December 31, 2003.

Table 27: Composition of Mortgage Credit Book of Business

	March 31, 2004

	Single-family	Multifamily	Total

	(Dollars in millions)
Mortgage portfolio(1)	$841,272	$39,639	$880,911
Outstanding MBS(2)	1,279,723	66,169	1,345,892
Other(3)	173	13,203	13,376

Mortgage credit book of business	$2,121,168	$119,011	$2,240,179

	December 31, 2003

	Single-family	Multifamily	Total

Mortgage portfolio(1)	$859,524	$38,921	$898,445
Outstanding MBS(2)	1,233,863	66,303	1,300,166
Other(3)	1,020	12,895	13,915

Mortgage credit book of business	$2,094,407	$118,119	$2,212,526

(1)	Excludes mark-to-market gains of $5.160 billion at March 31, 2004 and $3.500 billion at December 31, 2003.

(2)	MBS held by investors other than Fannie Mae. The principal balance on resecuritized MBS is included only once.

(3)	Includes additional single-family and multifamily credit enhancements not otherwise reflected in the table.

Table 28 shows statistics related to our mortgage credit performance. A certain level of credit losses is an inherent consequence of engaging in the Credit Guaranty business. Our risk management focus is on controlling the level and volatility of credit losses that result from changes in economic conditions.

Table 28: Mortgage Credit Performance

	Credit-Related Losses(1)

			Serious Delinquency
	Three Months Ended		Rate(2)
	March 31,
			March 31,	December 31,
	2004	2003	2004	2003

	(Dollars in millions)
Single-family	$3	$19	.58%	.60%
Multifamily	7	1	.17	.27

Total	$10	$20

Credit loss ratio(3)	.002%	.004%
Charge-off ratio(4)	.006	.005

	Number of
	Properties Acquired

	Three Months Ended
	March 31,

	2004	2003

Single-family	8,113	5,918
Multifamily	10	1

(1)	Includes charge-offs and foreclosed property expense (income).

(2)	Serious delinquency rate for conventional single-family includes loans 90 days or more past due and loans in the process of foreclosure and is calculated based on number of loans. Serious delinquency rate for multifamily includes loans 60 days or more past due and is calculated based on unpaid principal balance.

(3)	Represents annualized credit losses divided by average mortgage credit book of business.

(4)	Represents annualized charge-offs divided by average mortgage credit book of business.

Our credit loss ratio—annualized credit-related losses as a percentage of Fannie Mae’s average mortgage credit book of business—fell to .2 basis points in the first quarter of 2004 from .4 basis points in the first quarter of 2003. Despite an increase in the number of properties acquired through foreclosure and the expansion in our mortgage credit book of business over the past few years, our credit-related losses for the first quarter of 2004 were unusually low. We believe the level of credit losses experienced during the first quarter of 2004 is unsustainable because our risk sharing proceeds per foreclosed property was higher than expected due to the timing of the collection of proceeds. We continue to expect a modest upward trend in credit losses during 2004.

Our conventional single-family serious delinquency rate, an indicator of potential future loss activity, was .58 percent at March 31, 2004, compared with .60 percent at December 31, 2003. Table 29 compares the serious delinquency rates for conventional single-family loans with credit enhancements and without credit enhancements at March 31, 2004 and December 31, 2003.

Table 29: Conventional Single-Family Serious Delinquency Rates

	March 31, 2004		December 31, 2003

		Serious		Serious
	Book	Delinquency	Book	Delinquency
	Outstanding(1)	Rate(2)	Outstanding(1)	Rate(2)

Credit enhanced	21%	1.62%	21%	1.65%
Non-credit enhanced	79	.30	79	.30

Total conventional loans	100%	.58%	100%	.60%

(1)	Reported based on unpaid principal balance.

(2)	Reported based on number of loans.

As part of our voluntary safety and soundness initiatives, we disclose on a quarterly lagged basis the lifetime credit loss sensitivity of the present value of expected future credit losses to an immediate 5 percent decline in home values. We base our lifetime credit loss sensitivity on all single-family mortgages held in Fannie Mae’s portfolio and underlying guaranteed MBS and calculate and report the amount before and after the expected receipt of private mortgage insurance claims and any other credit enhancements. The lifetime credit loss sensitivity before and after credit enhancements was $2.402 billion and $1.113 billion, respectively, at December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our ability to continually raise low-cost capital is critical to fulfilling our housing mission of providing liquidity to the secondary mortgage market and promoting homeownership to low- and moderate- income families. We primarily rely on debt to purchase mortgage assets and to supply liquidity to the secondary market. Fannie Mae’s liquidity and capital position are actively managed to preserve stable, reliable, and cost-effective sources of cash to meet all current and future normal operating financial commitments, meet our regulatory capital requirements, and handle any unforeseen liquidity crisis.

Liquidity

Fannie Mae’s primary sources of liquidity include proceeds from the issuance of debt, principal and interest received on our mortgage portfolio, guaranty fees earned on our MBS, and principal and interest received on our liquid investments. Primary uses of liquidity include the purchase of mortgage assets, repayment of debt, interest payments, administrative expenses, taxes, and fulfillment of Fannie Mae’s MBS guaranty obligations. Mortgage asset purchases based on unpaid principal balance totaled $41 billion and $132 billion in the first quarters of 2004 and 2003, respectively. We issued $530 billion of debt in the first quarter of 2004 and $651 billion in the first quarter of 2003 to fund those purchases and to replace maturing, called or repurchased debt totaling $549 billion and $628 billion, respectively.

Our debt securities, and the interest payable thereon, are not guaranteed by the United States and do not constitute a debt or obligation of the United States or any agency or instrumentality thereof other than Fannie Mae. Our credit quality is continuously monitored by rating agencies. At March 31, 2004, our senior unsecured debt had a rating of AAA by S&P, Aaa by Moody’s, and AAA by Fitch, Inc, unchanged from the ratings at December 31, 2003. Our short-term debt was rated A-1+, Prime-1 or P-1, and F1+ by S&P, Moody’s, and Fitch, respectively, at March 31, 2004, also unchanged from the ratings at December 31, 2003.

As part of our voluntary commitments, we have publicly pledged to maintain a portfolio of high-quality, liquid assets equal to at least 5 percent of total on-balance sheet assets. Our liquid assets, which include our liquid investments net of any cash and cash equivalents pledged as collateral, totaled $63 billion at March 31, 2004, compared with $65 billion at December 31, 2003. The ratio of our liquid assets to total assets was 6.4 percent at March 31, 2004 and 6.5 percent at December 31, 2003.

Capital Resources

Regulatory Environment

Fannie Mae is subject to capital adequacy standards established by the Federal Housing Enterprises Financial Safety and Soundness Act of 1992 (“1992 Act”) and continuous examination by OFHEO. The regulatory capital framework incorporates two different quantitative assessments of capital—a minimum and a risk-based capital standard. While the minimum capital standard is ratio-based, the risk-based capital standard is based on simulated stress test performance. Fannie Mae is required to maintain sufficient capital to meet both of these requirements in order to be deemed “adequately capitalized.” OFHEO’s examination program provides an assessment of capital adequacy in support of the overall classification process.

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

Fannie Mae’s total capital base is used to meet risk-based capital requirements. Total capital is defined by OFHEO as the sum of core capital and the total allowance for loan losses and guaranty liability for MBS, less the specific loss allowance. Table 30 shows our core capital and total capital at March 31, 2004 and December 31, 2003. Core capital grew to $35.7 billion at March 31, 2004 from $34.4 billion at December 31, 2003. Total capital grew to $36.5 billion at March 31, 2004 from $35.2 billion at the end of 2003.

Table 30: Capital Requirements

	March 31,	December 31,
	2004(1)	2003

	(Dollars in millions)
Core capital(2)	$35,701	$34,405
Required minimum capital(3)	31,354	31,520

Excess of core capital over minimum capital	$ 4,347	$2,885

Total capital(4)	$36,481	$35,182
Required risk-based capital(5)	Not available	27,221

Excess of total capital over required risk-based capital (5)	Not available	$7,960

Required critical capital(6)	$16,041	$16,113
Excess of core capital over required critical capital	19,660	18,292

(1)	Amounts at March 31, 2004 represent estimates, pending OFHEO’s certification, which is generally provided no later than 3 months following the end of each quarter.

(2)	The sum of (a) the stated value of outstanding common stock; (b) the stated value of outstanding noncumulative perpetual preferred stock; (c) paid-in capital; and (d) retained earnings, less treasury stock. Core capital excludes AOCI.

(3)	The sum of (a) 2.50 percent of on-balance sheet assets; (b) .45 percent of outstanding MBS; and (c) .45 percent of other off-balance sheet obligations, which may be adjusted by the Director of OFHEO under certain circumstances (See 12 CFR 1750.4 for existing adjustments made by the Director of OFHEO).

(4)	The sum of (a) core capital and (b) the total allowance for loan losses and guaranty liability for MBS, less (c) the specific loss allowance. The specific loss allowance totaled $15 million and $20 million at March 31, 2004 and December 31, 2003, respectively.

(5)	Amount at March 31, 2004 will not be available until the end of June 2004. OFHEO reports Fannie Mae’s risk-based capital at the end of each quarter on a lagged quarterly basis.

(6)	The sum of (a) 1.25 percent of on-balance sheet assets; (b) .25 percent of outstanding MBS; and (c) .25 percent of other off-balance sheet obligations, which may be adjusted by the Director of OFHEO under certain circumstances.

Our total capital exceeded our risk-based capital requirement of $27.2 billion by $8.0 billion at December 31, 2003, the most recent quarter for which OFHEO has published the risk-based standard. OFHEO employs a rigorous stress test to formally compute the company’s binding risk-based capital requirement. Stress test results indicate the amount of capital required to survive such prolonged economically stressful conditions absent new business or active risk management action. OFHEO makes the results of its stress tests publicly available. In each of the quarters for which OFHEO has used risk-based capital in its determination of capital adequacy, we have shown a significant capital surplus relative to our risk-based capital requirements.

Table 31 details the results of our official requirements published to date. Note that results may not be directly correlated with our other risk measures, such as the duration gap, given that stress tests focus on extreme scenarios. Because our risk management strategies are designed to address multiple objectives concurrently, we expect variability in our risk-based reported capital surplus from period-to-period.

Table 31: Regulatory Stress Test Results

	Risk-Based		Reported
	Capital		Capital
Quarter Ended	Requirement(1)	Total Capital	Surplus(1)

	(Dollars in millions)
12/31/02	$17,434	$28,871	$11,437
3/31/03	16,555	30,309	13,753
6/30/03	18,114	31,469	13,355
9/30/03	27,853	33,542	5,689
12/31/03	27,221	35,182	7,960
3/31/04	Not available	36,481	Not available

(1)	Amount at March 31, 2004 will not be available until the end of June 2004. OFHEO reports Fannie Mae’s risk-based capital at the end of each quarter on a lagged quarterly basis.

During 2003 and 2004, several bills were introduced in Congress that propose to alter the regulatory regime under which Fannie Mae operates. Some of these bills seek to transfer regulatory responsibility for overseeing Fannie Mae’s financial safety and soundness from OFHEO to a bureau under the U.S. Department of the Treasury, and others seek to transfer such responsibility to a newly formed independent regulatory agency. Some of the bills would also move various of the HUD’s regulatory authorities over Fannie Mae to a Treasury bureau or, alternatively, to a newly formed independent regulatory agency. Several bills seek to provide additional or expanded powers to Fannie Mae’s regulators. Congress will continue to consider possible regulatory reform legislation in 2004. We cannot predict whether any legislation will be approved by Congress and signed into law by the President and, if so, the final form, effective date of the legislation, or impact on Fannie Mae’s capital requirements.

Capital Activity

Common shares outstanding, net of shares held in treasury, totaled approximately 970 million at March 31, 2004 and December 31, 2003. During the first quarter of 2004, Fannie Mae issued 4.1 million common shares from treasury for employee and other stock compensation plans. As part of the continuation of our capital restructuring program, we repurchased 4.1 million common shares during the first quarter of 2004 at a weighted average cost per share of $75.94. We repurchased the stock pursuant to our share repurchase program and to offset the dilutive effect of common shares issued in conjunction with various stock compensation programs. The share repurchase program authorized by Fannie Mae’s Board of Directors permits the repurchase of up to 5 percent of common shares outstanding at December 31, 2002 or 49.4 million common shares. Through March 31, 2004, we have repurchased 18.5 million shares of common stock under this program.

We did not issue or redeem any preferred stock during the first quarter of 2004. Preferred stock represented 11.5 percent of our core capital at March 31, 2004, compared with 11.9 percent at December 31, 2003.

Although it is not a component of core capital, subordinated debt serves as an important risk-bearing supplement to our core capital. As part of our voluntary initiatives, we have pledged to issue subordinated debt in an amount that, together with core capital, equals or exceeds 4 percent of on-balance sheet assets, after adjusting for capital required to support the off-balance MBS. We did not issue any subordinated debt during the first quarter of 2004. Total capital and outstanding subordinated debt, after providing for capital to support off-balance sheet MBS, represented 4.3 percent of on-balance sheet assets at March 31, 2004 and 4.1 percent at December 31, 2003.

In April 2004, our Board of Directors approved a dividend for the second quarter of 2004 of $.52 per common share, which is unchanged from the first quarter of 2004 but 33 percent higher than the $.39 dividend per common share paid in the first quarter of 2003.

Accumulated Other Comprehensive Income

AOCI, which is not included in our regulatory core capital, totaled negative $14.9 billion at March 31, 2004, compared with a negative balance of $12.0 billion at December 31, 2003. Table 32 shows the components of AOCI.

Table 32: AOCI Components

	March 31,	December 31,
	2004	2003

	(Dollars in millions)
Accumulated other comprehensive income (AOCI):
Unrealized gains on securities, net (FAS 115)	$3,677	$2,618
Losses on cash flow hedges related to derivatives, net (FAS 133)	(16,198)	(12,192)
Losses on cash flow hedges related to mortgage commitments accounted for as derivatives, net (FAS 149)	(2,375)	(2,458)

Total AOCI	$(14,896)	$(12,032)

FAS 133 requires that we record changes in the fair value of derivatives that qualify as cash flow hedges in AOCI, net of taxes, which accounts for a significant portion of the negative amounts reflected in AOCI. In addition, commencing with our July 1, 2003 adoption of FAS 149, we have designated forward commitments to purchase mortgage loans or mortgage-related securities that we intend to retain in our mortgage portfolio as cash flow hedges. Accordingly, changes in the fair value of these commitments are recorded in AOCI, to the extent effective, and amortized into earnings over the estimated life of the loans or securities as an offset to the amortization of the fair value purchase price adjustment. Because the amortization amounts are equal and offsetting, there is no effect on our income statement. We also record unrealized gains and losses on available-for-sale securities in AOCI in accordance with Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”).

PENDING ACCOUNTING PRONOUNCEMENTS

SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer

In December 2003, the Accounting Standards Executive Committee (“AcSEC”) of the AICPA issued Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”). SOP 03-3 applies to acquired loans and debt securities where there has been evidence of deterioration in credit quality at the date of purchase and for which it is probable that the investor will not be able to collect all contractually required payments. It addresses the accounting for differences between the contractual cash flows of acquired loans and the cash flows expected to be collected from an investor’s initial investment in loans acquired in a transfer if those differences are attributable, at least in part, to credit quality.

SOP 03-3 requires purchased loans and debt securities that show evidence of a deterioration in credit quality at the date of purchase to be initially recorded at fair value based on the present value of the cash flows expected to be collected and prohibits the recording of a valuation allowance at the date of purchase. It limits the yield that may be accreted as interest income on such loans to the excess of an investor’s estimate of undiscounted expected principal, interest, and other cash flows from the loan over the investor’s initial investment in the loan. Subsequent increases in estimated future cash flows to be collected would be recognized prospectively in interest income through a yield adjustment over the remaining life of the loan. Decreases in estimated future cash flows to be collected would be recognized as an impairment expense or valuation allowance. SOP 03-3 primarily applies prospectively to loans acquired in fiscal years beginning after December 15, 2004. We are in the process of evaluating the effect of SOP 03-3. While we have not completed our evaluation, we currently do not believe that the adoption of SOP 03-3 will have a material effect on Fannie Mae’s results of operations.

Item 1. Financial Statements

Independent Auditors’ Review Report

To the Board of Directors and Stockholders of Fannie Mae:

We have reviewed the accompanying balance sheet of Fannie Mae as of March 31, 2004 and related statements of income, changes in stockholders’ equity, and cash flows for the three-month periods ended March 31, 2004 and 2003. These condensed financial statements are the responsibility of Fannie Mae’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Fannie Mae as of December 31, 2003 and the related statements of income, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein). In our report dated January 20, 2004, which contains an explanatory paragraph that describes a change in the method of accounting for financial guarantees, stock-based compensation, and commitments related to mortgages and mortgage-related securities in 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ KPMG LLP

KPMG LLP

Washington, D.C.

May 10, 2004

FANNIE MAE

Statements of Income
(Dollars and shares in millions, except per share amounts)

	Three Months Ended
	March 31,

	2004	2003

	(Unaudited)
Interest income:
Mortgage portfolio	$12,115	$12,590
Nonmortgage investments and cash equivalents	229	306

Total interest income	12,344	12,896

Interest expense:
Short-term debt	713	750
Long-term debt	8,435	8,778

Total interest expense	9,148	9,528

Net interest income	3,196	3,368

Other income:
Guaranty fee income (includes imputed interest of $133 million and $3 million for the three months ended March 31, 2004 and 2003, respectively)	737	547
Fee and other income, net	2	114

Total other income	739	661

Other expenses:
Provision for losses	32	23
Foreclosed property income	(24)	(3)
Administrative expenses	383	344
Purchased options expense	959	625
Debt extinguishments, net	27	392

Total other expenses	1,377	1,381

Income before federal income taxes	2,558	2,648
Provision for federal income taxes	(659)	(707)

Net income	$1,899	$1,941

Preferred stock dividends and issuance costs on redemptions	(43)	(30)

Net income available to common stockholders	$1,856	$1,911

Basic earnings per common share	$1.91	$1.94

Diluted earnings per common share	$1.90	$1.93

Cash dividends per common share	$.52	$.39

Weighted-average common shares outstanding:
Basic	972	987
Diluted	975	990

See Notes to Financial Statements.

FANNIE MAE

Balance Sheets
(Dollars in millions, except per share amounts)

	March 31,	December 31,
	2004	2003

	(Unaudited)
Assets
Mortgage portfolio:
Mortgage-related securities:
Held-to-maturity	$456,948	$475,152
Available-for-sale	191,580	190,795

Total	648,528	665,947
Loans held-for-investment	234,068	234,699
Allowance for loan losses	(85)	(85)
Unamortized premiums (discounts) and deferred price adjustments, net	1,742	1,234
Loans held-for-sale	2,063	7

Mortgage portfolio, net	886,316	901,802
Mortgage assets designated for securitization	4,592	4,727

Total mortgage assets	890,908	906,529
Nonmortgage investments:
Held-to-maturity	12,024	6,822
Available-for-sale	45,105	52,671
Cash and cash equivalents	3,214	1,415
Accrued interest receivable	6,208	6,075
Acquired property and foreclosure claims, net	1,739	1,486
Derivatives in gain positions	7,464	8,191
Guaranty fee receivable	5,100	4,391
Other	23,506	21,989

Total assets	$995,268	$1,009,569

Liabilities and Stockholders’ Equity
Liabilities:
Debentures, notes and bonds, net:
Senior debt:
Due within one year	$471,252	$483,193
Due after one year	460,045	464,529
Subordinated debt:
Due after one year	14,046	14,010

Total	945,343	961,732
Accrued interest payable	8,905	10,284
Derivatives in loss positions	4,146	1,600
Guaranty liability for MBS	710	712
Guaranty fee obligation	5,100	4,391
Other	10,259	8,477

Total liabilities	974,463	987,196

Stockholders’ Equity:
Preferred stock, $50 stated value, 100 million shares authorized—82.2 million shares issued and outstanding at March 31, 2004 and at December 31, 2003	4,108	4,108
Common stock, $.525 stated value, no maximum authorization—1,129 million shares issued at March 31, 2004 and December 31, 2003	593	593
Additional paid-in capital	1,895	1,864
Retained earnings	36,845	35,496
Accumulated other comprehensive loss	(14,896)	(12,032)

	28,545	30,029
Less: Treasury stock, at cost, 159 million shares at March 31, 2004 and December 31, 2003	7,740	7,656

Total stockholders’ equity	20,805	22,373

Total liabilities and stockholders’ equity	$995,268	$1,009,569

See Notes to Financial Statements.

FANNIE MAE

Statements of Changes in Stockholders’ Equity
(Dollars and shares in millions)
(Unaudited)

						Accumulated
	Net			Additional		Other		Total
	Common Shares	Preferred	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Equity

Balance at December 31, 2003	970	$4,108	$593	$1,864	$35,496	$(12,032)	$(7,656)	$22,373
Comprehensive income:
Net income	—	—	—	—	1,899	—	—	1,899
Other comprehensive income, net of tax effect:
Net cash flow hedging losses on derivatives hedging debt	—	—	—	—	—	(4,006)	—	(4,006)
Net cash flow hedging gains on commitments accounted for as derivatives	—	—	—	—	—	83	—	83
Unrealized gains on available-for-sale securities	—	—	—	—	—	1,059	—	1,059

Total comprehensive income								(965)
Dividends	—	—	—	—	(550)	—	—	(550)
Shares repurchased	(4)	—	—	—	—	—	(312)	(312)
Treasury stock issued for stock options and benefit plans	4	—	—	31	—	—	228	259

Balance at March 31, 2004	970	$4,108	$593	$1,895	$36,845	$(14,896)	$(7,740)	$20,805

Balance at December 31, 2002	989	$2,678	$593	$1,839	$29,385	$(11,792)	$(6,415)	$16,288
Comprehensive income:
Net income	—	—	—	—	1,941	—	—	1,941
Other comprehensive income, net of tax effect:
Net cash flow hedging gains on derivatives hedging debt	—	—	—	—	—	402	—	402
Unrealized losses on available-for-sale securities	—	—	—	—	—	(222)	—	(222)

Total comprehensive income								2,121
Dividends	—	—	—	—	(417)	—	—	(417)
Shares repurchased	(9)	—	—	—	—	—	(535)	(535)
Preferred stock issued	—	400	—	(4)	—	—	—	396
Treasury stock issued for stock options and benefit plans	1	—	—	—	—	—	51	51

Balance at March 31, 2003	981	$3,078	$593	$1,835	$30,909	$(11,612)	$(6,899)	$17,904

See Notes to Financial Statements.

FANNIE MAE

Statements of Cash Flows
(Dollars in millions)

	Three Months Ended
	March 31,

	2004	2003

	(Unaudited)
Cash flows from operating activities:
Net income	$1,899	$1,941
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of discount/premium and deferred price adjustments	975	1,319
Provision for losses	32	23
Loss on debt extinguishments	27	392
Purchased options expense	959	625
Deferred income taxes	(912)	(324)
Other increases, net	1,870	1,684

Net cash provided by operating activities	4,850	5,660

Cash flows from (used in) investing activities:
Mortgage portfolio purchases	(41,568)	(130,957)
Proceeds from sales from mortgage portfolio	4,410	1,313
Mortgage portfolio principal repayments	53,063	104,802
Net proceeds from disposition of foreclosed properties	822	674
Purchases of held-to-maturity liquid investments	(393,119)	(483,615)
Maturities of held-to-maturity liquid investments	388,039	483,428
Purchases of available-for-sale liquid investments	(21,372)	(63,648)
Maturities of available-for-sale liquid investments	28,600	65,244
Proceeds from sales of available-for-sale liquid investments	307	1,326

Net cash provided by (used in) investing activities	19,182	(21,433)

Cash flows from (used in) financing activities:
Proceeds from issuance of long-term debt	92,528	76,547
Payments to redeem long-term debt	(103,846)	(69,647)
Proceeds from issuance of short-term debt	436,863	573,219
Payments to redeem short-term debt	(445,250)	(559,120)
Net payments to purchase or settle hedge instruments	(1,852)	(408)
Net payments from stock activities	(676)	(546)

Net cash provided by (used in) financing activities	(22,233)	20,045

Net increase in cash and cash equivalents	1,799	4,272
Cash and cash equivalents at beginning of period	1,415	1,710

Cash and cash equivalents at end of period	$3,214	$5,982

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10,107	$8,990
Income taxes	—	70

See Notes to Financial Statements.

FANNIE MAE

Notes to Financial Statements
(Unaudited)

1.     Summary of Significant Accounting Policies

For a complete discussion of Fannie Mae’s significant accounting policies, refer to our 2003 Annual Report on Form 10-K.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Results for the three-month period ended March 31, 2004 may not necessarily be indicative of the results for the year ending December 31, 2004. The unaudited financial statements should be read in conjunction with Fannie Mae’s audited financial statements and related notes included in the 2003 Annual Report on Form 10-K filed with the Securities Exchange Commission (“SEC”) on March 15, 2004.

Cash and Cash Equivalents

We may pledge cash equivalent securities as collateral. The majority of these pledged securities are short-term U.S. Treasury bills and are primarily related to collateral posting provisions under our interest rate swap agreements. We pledged collateral of $1.674 billion and $487 million at March 31, 2004 and December 31, 2003, respectively.

Mortgage Assets Designated for Securitization

Fannie Mae buys loans or securities that we do not retain in our portfolio. The interest rate risk associated with non-retained purchase commitments is economically hedged with offsetting sale commitments. In some cases, a counterparty may deliver mortgage loans to us that already have been pooled for securitization and designated for sale to a third party. We include these loans that we temporarily hold on our balance sheet under “Mortgage assets designated for securitization.”

We classify and account for the pooled loans that have been designated for sale as a trading security under Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”) and record changes in the fair value of the security in earnings as a component of fee and other income. The forward commitment to sell the security is a derivative that serves as an economic hedge that tends to offset the changes in the fair value of the mortgage assets designated for securitization. We also mark to market changes in the fair value of the forward commitment through earnings. We expect the mark to market gains and losses on the forward commitment to largely offset the gains and losses on the pooled loans and have an immaterial effect on our earnings.

Stock-Based Compensation

Effective January 1, 2003, Fannie Mae adopted prospectively the expense recognition provisions of the fair value method of accounting for employee stock compensation pursuant to Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (“FAS 123”). If compensation cost for all options granted had been determined based on the fair value at grant date consistent with the FAS 123 fair value method, our net income and earnings per share would have been as follows for the first quarters of 2004 and 2003.

	Three Months Ended
	March 31,

	2004	2003

	(Dollars in millions,
	except per share amounts)

Net income available to common stockholders, as reported	$1,856	$1,911
Plus: Stock-based employee compensation expense included in reported net income, net of related tax effects	18	15
Less: Stock-based employee compensation expense determined under fair value based method, net of related tax effects	(26)	(28)

Pro forma net income available to common stockholders	$1,848	$1,898

Earnings per share:
Basic—as reported	$1.91	$1.94
Basic—pro forma	1.90	1.92
Diluted—as reported	1.90	1.93
Diluted—pro forma	1.89	1.92

2.     New Accounting Standards

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 provides guidance on when a company should consolidate the assets, liabilities, and activities of a Variable Interest Entity (“VIE”) and identifies when an entity should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is considered the primary beneficiary because it either absorbs a majority of the variability of the entity’s expected losses, a majority of the variability of the expected returns, or both. Qualifying special-purpose entities (“QSPE”), which we use to issue MBS, are exempt from FIN 46 unless a company has the unilateral ability to liquidate or change the QSPE. The original provisions of FIN 46 were effective February 1, 2003 for all entities created after January 31, 2003.

In December 2003, the FASB issued a revision of FIN 46 (“FIN 46R”) to clarify some of its provisions. The revision results in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretations or the revised interpretations. However, all VIEs must be accounted for under the revised interpretations as of March 31, 2004, when FIN 46R is effective for Fannie Mae.

Based on the guidance of FIN 46R, certain entities that Fannie Mae is involved with—primarily low-income housing tax credit partnerships—meet the definition of a VIE. However, we do not consolidate our interests in these VIEs under FIN 46R, as we are not considered the primary beneficiary. Fannie Mae invests primarily in upper-tier low-income housing tax credit partnerships that are themselves limited partners in operating low-income housing tax credit partnerships (“operating partnerships”). The primary activities of upper-tier partnerships include the identification and asset management of suitable investments in operating partnerships. Fannie Mae has invested directly in operating partnerships as a limited partner. The primary activities of operating partnerships include the identification, development and operation of affordable housing that qualifies for the Low Income Housing Tax Credit of the Internal Revenue Code. The total committed equity capital (both Fannie Mae and other equity investors’ commitments) of all low-income housing tax credit partnerships that Fannie Mae invests in was $15.2 billion and $14.7 billion at March 31, 2004 and December 31, 2003, respectively. The total assets of the low-income housing tax credit partnerships are funded through a combination of debt and equity, with equity typically comprising 30 percent to 60 percent of the total funding of partnership assets. Fannie Mae has been a limited partner investor in low-income housing tax credit partnerships since 1987. As a limited partner investor, Fannie Mae is entitled to receive (or obligated to absorb) its portion of the operating income (or operating loss) and tax credits of the partnerships; however, Fannie Mae’s ability to control the activities of the partnerships is limited. We currently record the amount of our investment in these partnerships as an asset on our balance sheet and recognize our share of partnership income or losses in our income statement. If an investment grade third party guarantees the return on these investments, we account for the investments using the effective yield method according to Emerging Issues Task Force Issue No. 94-1, Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects. Under this method, we recognize tax credits as they are allocated to us and amortize the initial cost of the investment to provide a level yield over the expected investment term. We recognize both the tax credits and the amortization of the investment, net of taxes, in the provision for federal income taxes.

Our investment balance of $4.4 billion and $4.3 billion at March 31, 2004 and December 31, 2003, respectively, plus the risk of recapture of tax credits previously recognized on these investments represents our maximum exposure to loss. We believe the risk of recapture of previously recognized tax credits is minimal. Our exposure to loss on these partnerships is mitigated by the strength of our investment sponsors and third party asset managers as well as the condition and financial performance of the underlying properties. In certain of these partnerships, our exposure to loss is further mitigated by a guaranteed economic return from investment grade counterparties.

3.     Mortgage Portfolio, Net

We include mortgage loans and securities backed by loans in our mortgage portfolio, net. We classify and account for mortgage loans in our mortgage portfolio as either held-for-investment or held-for-sale. We classify and account for MBS and other mortgage-related securities in our mortgage portfolio as either held-to-maturity or available-for-sale. The following table shows the gross unrealized gains and losses and fair values of mortgage-related securities in our portfolio at March 31, 2004 and December 31, 2003.

	March 31, 2004

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost(1)	Gains	Losses	Value

	(Dollars in millions)

Held-to-maturity portfolio	$456,948	$17,223	$(690)	$473,481
Available-for-sale portfolio	186,417	5,576	(413)	191,580

Total	$643,365	$22,799	$(1,103)	$665,061

	December 31, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost(1)	Gains	Losses	Value

Held-to-maturity portfolio	$475,152	$12,403	$(1,461)	$486,094
Available-for-sale portfolio	187,295	4,203	(703)	190,795

Total	$662,447	$16,606	$(2,164)	$676,889

(1)	Amortized cost includes unamortized premiums, discounts, and deferred price adjustments.

The fair value of our mortgage-related securities will change from period to period with changes in interest rates and credit performance. We regularly evaluate our mortgage-related securities for other-than-temporary impairment. Based on our process at March 31, 2004 of estimating other-than-temporary impairment, we do not consider the unrealized losses on our mortgage-related securities at March 31, 2004 to be other-than-temporary because they relate primarily to changes in interest rates and do not adversely affect the expected cash flows of the underlying collateral or issuer. We recorded other-than-temporary impairment on certain mortgage-related securities in our portfolio of $11 million and $67 million for the three months ended March 31, 2004 and 2003, respectively.

We recorded gross realized gains from the sale of MBS and other mortgage-related securities classified as available-for-sale of $31 million and $12 million for the three months ended March 31, 2004 and 2003, respectively. We recorded gross realized losses from the sale of MBS and other mortgage-related securities classified as available-for-sale of $10 million and $1 million for the three months ended March 31, 2004 and 2003, respectively. Total proceeds from sales of available-for-sale MBS and other mortgage-related securities were $4.4 billion and $1.3 billion for the three months ended March 31, 2004 and 2003, respectively.

We transferred $357 million of mortgage-related securities classified as available-for-sale to held-to-maturity, which is permitted under FAS 115, during the three months ended March 31, 2004. There were no transfers in the first quarter of 2003.

4.     Allowance for Loan Losses and Guaranty Liability for MBS

We maintain a separate allowance for loan losses for our mortgage portfolio as well as a guaranty liability for our guaranty of MBS. The following table summarizes changes during the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31, 2004			Three Months Ended March 31, 2003

			Combined Allowance			Combined Allowance
	Allowance	Guaranty	for Loan Losses and	Allowance	Guaranty	for Loan Losses and
	for Loan	Liability	Guaranty Liability	for Loan	Liability	Guaranty Liability
	Losses	for MBS	for MBS	Losses	for MBS	for MBS

	(Dollars in millions)

Balance at December 31,	$85	$712	$797	$79	$729	$808
Provision	3	29	32	2	21	23
Charge-offs	(3)	(31)	(34)	(2)	(21)	(23)

Balance at March 31,	$85	$710	$795	$79	$729	$808

5.     Nonmortgage Investments

We classify and account for nonmortgage investments as either available-for-sale or held-to-maturity in accordance with FAS 115. The following table shows the classification of these securities along with the gross unrealized gains and losses and fair values at March 31, 2004 and December 31, 2003.

	March 31, 2004

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(Dollars in millions)

Held-to-maturity portfolio	$12,024	$—	$—	$12,024
Available-for-sale portfolio	45,024	108	(27)	45,105

Total	$57,048	$108	$(27)	$57,129

	December 31, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Held-to-maturity portfolio	$6,822	$—	$—	$6,822
Available-for-sale portfolio	52,605	89	(23)	52,671

Total	$59,427	$89	$(23)	$59,493

The following table shows the amortized cost, fair value, and yield of nonmortgage investments by investment classification and remaining maturity as well as the amortized cost, fair value, and yield of our asset-backed securities at March 31, 2004 and December 31, 2003.

	March 31, 2004			December 31, 2003

	Amortized	Fair		Amortized	Fair
	Cost(1)	Value	Yield	Cost(1)	Value	Yield

	(Dollars in millions)
Held-to-maturity:
Due within one year	$12,024	$12,024	.82%	$6,822	$6,822	1.10%

Total held-to-maturity	12,024	12,024	.82	6,822	6,822	1.10

Available-for-sale:
Due within one year	10,305	10,315	1.32	19,447	19,464	1.38
Due after one year through five years	8,027	8,070	2.00	6,179	6,206	1.66
Due after five through ten years	—	—	—	101	101	1.27

	18,332	18,385	1.62	25,727	25,771	1.45
Asset-backed securities(2)	26,692	26,720	1.47	26,878	26,900	1.56

Total available-for-sale	45,024	45,105		52,605	52,671

Total	$57,048	$57,129	1.38%	$59,427	$59,493	1.46%

(1)	Amortized cost includes unamortized premiums, discounts, and other deferred price adjustments.

(2)	Contractual maturity of asset-backed securities is not a reliable indicator of their expected life because borrowers generally have the right to repay their obligations at any time.

The fair value of our nonmortgage securities will change from period to period with changes in interest rates and changes in credit performance. We regularly evaluate our investments for other-than-temporary impairment. Based on our process at March 31, 2004 of estimating other-than-temporary impairment, we do not consider the unrealized losses on our nonmortgage securities at March 31, 2004 to be other-than-temporary because they relate primarily to changes in interest rates and do not adversely affect the expected cash flows of the underlying collateral or issuer. We recorded other-than-temporary impairment on certain nonmortgage securities in our portfolio of $22 million and $9 million for the three months ended March 31, 2004 and 2003, respectively.

We recorded gross realized gains from the sale of nonmortgage securities classified as available-for-sale of $2 million in each of the three month periods ended March 31, 2004 and 2003. There were no gross realized losses from sales recorded in the first quarter of 2004 or 2003.

6.     Earnings per Common Share

The following table shows the computation of basic and diluted earnings per common share.

	Three Months Ended March 31,

	2004		2003

	Basic	Diluted	Basic	Diluted

	(Dollars and shares in millions,
	except per share amounts)

Net income	$1,899	$1,899	$1,941	$1,941
Preferred stock dividends and issuance costs on redemptions	(43)	(43)	(30)	(30)

Net income available to common stockholders	$1,856	$1,856	$1,911	$1,911

Weighted average common shares outstanding	972	972	987	987
Dilutive potential common shares(1)	—	3	—	3

Average number of common shares outstanding used to calculate earnings per common share	972	975	987	990

Net earnings per common share	$1.91	$1.90	$1.94	$1.93

(1)	Dilutive potential common shares consist primarily of the dilutive effect from employee stock options and other stock compensation plans.

7.     Employee Retirement Benefits

The following table shows components of our net periodic benefit cost for our pension and postretirement benefit plans for the three months ended March 31, 2004 and 2003. The net periodic benefit expense for each period is calculated based on assumptions at the end of the prior year.

	Three Months Ended March 31,

	2004			2003

	Pension Benefits		Other Post-	Pension Benefits		Other Post-
			Retirement			Retirement
	Qualified	Non-qualified	Benefits	Qualified	Non-qualified	Benefits

	(Dollars in millions)

Service cost	$9	$2	$3	$8	$1	$2
Interest cost	8	2	2	7	2	2
Expected return on plan assets	(5)	—	—	(5)	—	—
Other	1	1	1	1	1	1

Net periodic benefit expense recognized	$13	$5	$6	$11	$4	$5

8.     Line of Business Reporting

We have two lines of business that generate revenue: Portfolio Investment business and Credit Guaranty business. The following tables reconcile our line of business core business earnings to our reported income for the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31, 2004

			Total Core	Reconciling
	Portfolio	Credit	Business	Items Related to		Reported
	Investment	Guaranty	Earnings	Purchased Options		Results

	(Dollars in millions)

Net interest income	$3,046	$150	$3,196	$—		$3,196
Purchased options amortization expense	(774)	—	(774)	774	(2)	—

Core net interest income	2,272	150	2,422	774		3,196
Guaranty fee income (expense)	(463)	1,200	737	—		737
Fee and other income (expense), net	41	(39)	2	—		2
Credit-related expenses(1)	—	(8)	(8)	—		(8)
Administrative expenses	(113)	(270)	(383)	—		(383)
Purchased options expense under FAS 133	—	—	—	(959	)(3)	(959)
Debt extinguishments	(27)	—	(27)	—		(27)

Income before federal income taxes	1,710	1,033	2,743	(185)		2,558
Provision for federal income taxes	(509)	(214)	(723)	64	(4)	(659)

Net income	$1,201	$819	$2,020	$(121)		$1,899

	Three Months Ended March 31, 2003

			Total Core	Reconciling Items
	Portfolio	Credit	Business	Related to		Reported
	Investment	Guaranty	Earnings	Purchased Options		Results

Net interest income	$3,186	$182	$3,368	$—		$3,368
Purchased options amortization expense	(764)	—	(764)	764	(2)	—

Core net interest income	2,422	182	2,604	764		3,368
Guaranty fee income (expense)	(404)	951	547	—		547
Fee and other income (expense), net	123	(9)	114	—		114
Credit-related expenses(1)	—	(20)	(20)	—		(20)
Administrative expenses	(101)	(243)	(344)	—		(344)
Purchased options expense under FAS 133	—	—	—	(625	)(3)	(625)
Debt extinguishments	(392)	—	(392)	—		(392)

Income before federal income taxes	1,648	861	2,509	139		2,648
Provision for federal income taxes	(484)	(174)	(658)	(49	)(4)	(707)

Net income	$1,164	$687	$1,851	$90		$1,941

(1)	Credit-related expenses include the income statement line items “Provision for losses” and “Foreclosed property income.”

(2)	Represents the amortization of purchased options premiums that we allocate to interest expense over the original expected life of the options. We include this amount in core business earnings instead of recording changes in the time value of purchased options because this treatment is more consistent with the accounting for the embedded options in our callable debt and the vast majority of our mortgages.

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

The Portfolio Investment business represented $965 billion, or 97 percent of total assets, at March 31, 2004 and $980 billion, or 97 percent of total assets, at December 31, 2003.

9.     Financial Guarantees

Under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), we are required to recognize the fair value of guarantees issued or modified after December 31, 2002 as a liability. FIN 45 applies primarily to MBS issued and guaranteed by Fannie Mae, acting as trustee, to investors other than Fannie Mae on or after January 1, 2003. We record a corresponding amount on our balance sheet as an asset because we are compensated for assuming the guaranty obligation. We subsequently allocate the cash received related to the guaranty fee receivable between a reduction of the receivable and interest income using an imputed interest rate calculated based on the present value of the estimated future cash flows of the guaranty fee receivable. We include the imputed interest income recognized on the guaranty fee receivable in our income statement as a component of “Guaranty fee income.” As we reduce the guaranty fee receivable, we amortize the guaranty fee obligation by a corresponding amount and recognize the reduction of the guaranty fee obligation in our income statement as “Guaranty fee income.” Hence, the guaranty fee income reported in our income statement under FIN 45 equals the cash received on our guaranty obligation and is comparable to guaranty fee income reported prior to the application FIN 45.

Under FIN 45, we account for buy-ups related to guarantees issued on or after January 1, 2003 as available-for-sale securities. Accordingly, we record buy-ups paid on or after January 1, 2003 at fair value on our balance sheet and record changes in fair value in accumulated other comprehensive income (“AOCI”). We assess buy-ups for other-than-temporary impairment in a manner similar to our assessment of impairment on other available-for-sale securities. Our accounting for buy-ups under FIN 45 does not affect our Financial Accounting Standard No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (“FAS 91”) income recognition model for the underlying asset.

We had a guaranty fee obligation under FIN 45 of $5.100 billion at March 31, 2004 and a corresponding guaranty fee receivable of the same amount, compared with $4.391 billion at December 31, 2003. During the three months ended March 31, 2004 and 2003, we recognized $133 million and $3 million, respectively, of imputed interest income on the guaranty fee receivable as a component of guaranty fee income and amortized $162 million and $4 million, respectively, of the related guaranty fee obligation into guaranty fee income.

10.     Derivative Instruments and Hedging Activities

Under FAS 133, we recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. FAS 133 requires that all derivatives be marked to market through earnings unless the derivative is designated and qualifies for hedge accounting. Subject to certain qualifying conditions, we may designate a derivative as either a hedge of the cash flows of a variable-rate instrument or anticipated transaction (cash flow hedge) or a hedge of the fair value of a fixed-rate instrument (fair value hedge). For a derivative designated as a cash flow hedge, we report fair value gains or losses in a separate component of AOCI, net of deferred taxes, in stockholders’ equity to the extent the hedge is effective. We recognize these fair value gains or losses in earnings during the period(s) in which the hedged item affects earnings. For a derivative designated as a fair value hedge, we report fair value gains or losses on the derivative in earnings along with fair value gains or losses on the hedged item attributable to the risk being hedged. For a derivative not designated as a hedge, not qualifying as a hedge, or components of a derivative that are excluded from any hedge effectiveness assessment, we report fair value gains and losses through earnings.

We traditionally have accounted for substantially all of our derivatives as cash flow or fair value hedges. However, we may from time to time terminate, discontinue, or change the designation of the hedging relationship for certain derivative instruments for interest rate risk management purposes. Our interest rate risk management actions are driven by the economics of the transaction and the market environment that exists at that time and generally not by the hedge accounting designations. Regardless of the FAS 133 hedge designation, virtually all of Fannie Mae’s derivatives serve as economic hedges because they reduce our interest rate risk by helping us maintain a relative balance between the cash flows of our mortgage assets and the liabilities used to fund those assets through time and across various interest rate scenarios. We do not take speculative positions with derivatives or any other financial instruments.

FAS 133 imposes hedge effectiveness, documentation, and testing criteria that must be met to qualify for hedge accounting. Beginning January 2004, as part of our routine and ongoing assessment of Fannie Mae’s accounting and business practices, we expanded our classification of derivatives not designated for hedge accounting under FAS 133. We refer to this category of derivatives as “other risk management derivatives.” This additional classification provides our Portfolio Investment business with increased flexibility and operational efficiency in executing risk management actions. Even though these derivatives are not designated for hedge accounting, they are subject to Fannie Mae’s risk management controls that govern their use, purpose, credit exposure, and financial reporting. The accounting effect is that we are required under FAS 133 to report changes in the fair value of our other risk management derivatives in earnings. However, because these transactions are economically matched, we anticipate that the gains and losses will largely offset and not have a material impact on our reported net income or core business earnings.

The following table shows the outstanding notional balances of our derivative instruments and mortgage commitments accounted for as derivatives at March 31, 2004 and December 31, 2003 based on the hedge classification. We had no open hedge positions on the anticipatory issuance of debt at March 31, 2004. However, we had open commitment positions for the forecasted purchase of mortgage loans or mortgage-related securities with a maximum length of time over which we were hedging of 106 days at March 31, 2004.

	March 31, 2004				December 31, 2003

			Other Risk				Other Risk
	Cash Flow	Fair Value	Management		Cash Flow	Fair Value	Management
	Hedges	Hedges	Derivatives	Total	Hedges	Hedges	Derivatives	Total

	(Dollars in millions)
Interest rate swaps:
Pay-fixed	$221,951	$33,144	$23,434	$278,529	$300,536	$34,566	$—	$335,102
Receive-fixed	73,034	91,813	18,785	183,632	148,923	53,556	—	202,479
Basis	35,754	—	2,951	38,705	32,260	—	—	32,260
Forward starting	34,475	—	5,350	39,825	30,475	—	—	30,475
Interest rate caps	135,650	—	—	135,650	130,350	—	—	130,350
Swaptions:
Pay-fixed	155,980	—	—	155,980	163,980	—	—	163,980
Receive-fixed	59,871	68,724	500	129,095	64,221	76,974	—	141,195
Other(1)	1,011	4,381	38	5,430	854	3,858	43	4,755

Total	$717,726	$198,062	$51,058	$966,846	$871,599	$168,954	$43	$1,040,596

Mortgage commitments:(2)
Forward contracts to purchase whole loans and mortgage-related securities	$19,491	$—	$19,465	$38,956	$4,953	$—	$13,419	$18,372
Forward contracts to sell mortgage- related securities	1,499	—	23,990	25,489	2,050	4,669	13,401	20,120

(1)	Includes foreign currency swaps, forward starting swaps, asset swaps, and other derivatives used to hedge anticipated debt issues.

(2)	Effective with our July 1, 2003 adoption of FAS 149, mandatory mortgage purchase and sell commitments and optional purchase and sell commitments with a fixed price are accounted for as derivatives and recorded on Fannie Mae’s balance sheet at fair value.

Excluding mortgage commitments accounted for as derivatives, we had $51 billion in outstanding notional amount of derivatives not designated for hedge accounting under FAS 133 at March 31, 2004, compared to $43 million at December 31, 2003. We recognized as a component of fee and other income a pre-tax net loss of $13 million related to changes in the fair value of these derivatives during the first quarter of 2004. We expect the volume of activity in our other risk management derivatives to fluctuate from period-to-period based on changes in our overall portfolio characteristics.

The reconciliation below shows AOCI activity, net of taxes, for the first quarter of 2004 related to all contracts accounted for as derivatives:

AOCI
(net of taxes)

(Dollars in millions)
Balance at December 31, 2003	$(14,650)
Losses on cash flow hedges related to derivatives, net	(5,598)
Losses on cash flow hedges related to mortgage commitments, net	11
Reclassifications to earnings, net	1,664

Balance at March 31, 2004	$(18,573)

Balance related to:
Losses on cash flow hedges related to derivatives, net	$(16,198)
Losses on cash flow hedges related to mortgage commitments, net	(2,375)

$(18,573)

The time value portion of purchased options excluded from the assessment of hedge effectiveness for derivatives designated as cash flow hedges resulted in losses of $753 million and $429 million for the three months ended March 31, 2004 and 2003, respectively. The time value portion of purchased options excluded from the assessment of hedge effectiveness for derivatives designated as fair value hedges resulted in losses of $206 million and $196 million for the three months ended March 31, 2004 and 2003, respectively. These amounts are recorded in our income statement under purchased options expense.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosure about market risk is set forth on pages 30 to 31 of this Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated here in by reference.

Item 4.     Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer are responsible for ensuring that we maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information and other information required under the securities laws to be disclosed is identified and communicated to senior management, including our Chief Executive Officer and Chief Financial Officer, on a timely basis. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in providing such reasonable assurance as of the end of the period covered by this quarterly report. Additionally, there were no changes in our internal control over financial reporting identified in connection with the evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On February 24, 2004, we received a letter from OFHEO in connection with OFHEO’s review of an error reported in our third quarter 2003 earnings press release. The letter expressed OFHEO’s concern about our use of manual or “end user” computing systems, including our use of those systems in the FAS 149 financial reporting process. The letter requested that Fannie Mae submit, within thirty days of the letter, a remediation plan that includes a schedule for the development and implementation of a fully automated FAS 149 commitment accounting process and a plan to address all financial reporting end user applications. The letter indicated that if we believe further automation of any particular application is not necessary, we must provide an explanation of the circumstances relative to our belief. We responded to OFHEO’s request in March 2004, and reviewed, with OFHEO, integration enhancements that we have implemented since our adoption of FAS 149. We will regularly update OFHEO on our progress towards further enhancements of our systems.

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

Item 2. Changes in Securities and Use of Proceeds

(a)	None.

    (b)       None.

(c)	The securities Fannie Mae issues are “exempt securities” under laws administered by the SEC to the same extent as securities that are obligations of, or guaranteed as to principal and interest by, the United States. Registration statements with respect to offerings of Fannie Mae securities are not filed with the SEC, except for the voluntary filing on March 31, 2003, of Form 10 under the Securities Exchange Act of 1934 with respect to Fannie Mae common stock.

    (d) Not applicable.

(e)	Share Repurchases

The following table shows shares of Fannie Mae common stock we repurchased during the first quarter of 2004 under our publicly announced share repurchase program. We repurchased no shares outside of this program.

Issuer Purchases of Equity Securities

(Shares in millions)

				Maximum
			Total Number of	Number of Shares
	Total Number	Average	Shares Purchased as	that May Yet Be
	of Shares	Price Paid	Part of Publicly	Purchased Under
For the 2004 Month of:	Purchased(1)	per Share	Announced Program(2)	the Program(3)

January 1-31	—	$—	—	60.2
February 1-29.8		77.55	.8	61.1
March 1-31	3.3	75.52	3.3	60.9

Total	4.1	$75.94	4.1	60.9

(1)	All purchases were open market transactions completed in compliance with SEC Rule 10b-18.

(2)	On January 21, 2003, Fannie Mae publicly announced the approval by the Board of Directors of a share repurchase program under which up to 49.4 million shares (5 percent of common shares outstanding as of December 31, 2002) could be purchased by Fannie Mae (the “General Repurchase Authority”). At the same time, the Board approved the repurchase of additional shares to offset stock issued (or expected to be issued) under Fannie Mae’s employee benefit plans. This share repurchase program replaces the repurchase program in effect since 1996 and has no specified expiration date. Of the 4.1 million shares repurchased in the first quarter of 2004, substantially all 4.1 million shares were repurchased to offset stock issued under Fannie Mae’s employee benefit plans.

(3)	Reflects maximum number of shares that may yet be purchased under the General Repurchase Authority and total shares that may be issued pursuant to option, performance share, and certain other grants made under Fannie Mae’s Stock Compensation Plan of 1993, the Stock Compensation Plan of 2003, and the Employee Stock Repurchase Plan. See “Notes to Financial Statements— Note 9, Stock- Based Compensation Plans,” in Fannie Mae’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, for information about shares issued, or expected to be issued, under Fannie Mae’s employee benefit plans. At the Annual Meeting of Shareholders in May 2004, shareholders will be asked to vote on whether to increase the number of shares available for issuance under Fannie Mae’s Employee Stock Purchase Plan by 9 million shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

(a)	Recent Developments

During 2003 and 2004, several bills were introduced in Congress that propose to alter the regulatory regime under which Fannie Mae operates. Some of these bills seek to transfer regulatory responsibility for overseeing Fannie Mae’s financial safety and soundness from OFHEO to a bureau under the U.S. Department of the Treasury, and others seek to transfer such responsibility to a newly formed independent regulatory agency. Some of the bills would also move various of the U.S. Department of Housing and Urban Development’s (“HUD”) regulatory authorities over Fannie Mae to a Treasury bureau or, alternatively, to a newly formed independent regulatory agency. Several bills seek to provide additional or expanded powers to Fannie Mae’s regulators. Congress will continue to consider possible regulatory reform legislation in 2004. We cannot predict whether any legislation will be approved by Congress and signed into law by the President and, if so, the final form or effective date of the legislation.

In July 2003, the Director of OFHEO announced that OFHEO would undertake a special examination of the accounting policies, as well as internal controls, at Fannie Mae. The Director stated that OFHEO was undertaking the special examination as a prudential matter. In February 2004, OFHEO announced that it had selected an independent accounting firm to supplement its efforts. OFHEO also stated that it expects the examination of Fannie Mae to take up to a year. The special examination is ongoing, and we are fully cooperating with OFHEO during the process. See “MD&A— Executive Summary— Regulatory and Legislative Overview— Subsequent Events” for developments subsequent to March 31, 2004 related to OFHEO’s accounting examination.

On April 12, 2004, OFHEO published a proposed regulation seeking to amend its corporate governance regulation that, according to OFHEO, would enhance the minimum corporate governance standards applicable to Fannie Mae and Freddie Mac. Fannie Mae is evaluating the proposed rule and plans to file comments with OFHEO by the June 11, 2004 deadline. In addition, on May 3, 2004, HUD published a proposed regulation seeking to amend its housing goals regulation. According to HUD, the proposed rule seeks to establish new housing goals levels for Fannie Mae and Freddie Mac for calendar years 2005 through 2008; establish subgoals for purchases of single-family, owner-occupied purchase money mortgages for the same period; and establish new data verification procedures, among other things. Fannie Mae is evaluating the proposed rule and plans to file comments with HUD by the July 2, 2004 deadline.

Employment Agreements

Fannie Mae entered into a new employment agreement with Franklin Raines on May 3, 2004. Fannie Mae also entered into new employment agreements with Daniel Mudd and Timothy Howard on May 5, 2004. Pursuant to Section 309(d) of the Federal National Mortgage Association Charter Act, as amended by the Federal Housing Enterprises Financial Safety and Soundness Act of 1992 (as so amended, the “Act”), 12 U.S.C. 1723a(d), provisions of the agreements relating to benefits upon termination of employment shall be effective only upon review and approval by the Director of OFHEO. Fannie Mae has submitted the agreements to the Director of OFHEO for such review and approval. Each of the agreements will be deemed effective as of July 1, 2004 if the Director of OFHEO has provided his approval by January 1, 2005. The agreements with Messrs. Raines, Mudd, and Howard are attached as Exhibits 10.1, 10.2, and 10.3, respectively.

    (b) None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

An index to exhibits has been filed as part of this Report beginning on page 57 and is incorporated herein by reference.

    (b) Reports on Form 8-K

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

On March 16, 2004, we furnished a Current Report on Form 8-K dated March 15, 2004, reporting monthly financial results for the month of February 2004, under Item 9.

On March 18, 2004, we furnished a Current Report on Form 8-K dated March 17, 2004, disclosing the quarterly business activity supplement for the fourth quarter of 2003, under Item 9.

No other reports on Form 8-K were furnished during the first quarter of 2004; however, we furnished the following reports on Form 8-K subsequent to March 31, 2004:

On April 19, 2004, we furnished a Current Report on Form 8-K dated April 19, 2004, reporting our earnings for the first quarter of fiscal year 2004, and certain other financial data, under Items 9 and 12.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal National Mortgage Association

Date: May 10, 2004

By:	/s/ J. TIMOTHY HOWARD

J. Timothy Howard Vice Chairman and Chief Financial Officer

By:	/s/ LEANNE G. SPENCER

Leanne G. Spencer Senior Vice President and Controller

INDEX TO EXHIBITS

Exhibit 10.1	Employment Agreement between Fannie Mae and Franklin D. Raines.*
Exhibit 10.2	Employment Agreement between Fannie Mae and Daniel H. Mudd.*
Exhibit 10.3	Employment Agreement between Fannie Mae and J. Timothy Howard.*
Exhibit 12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
Exhibit 31.1	Certification of CEO pursuant to Securities Exchange Act of 1934 Rule 13a-14
Exhibit 31.2	Certification of CFO pursuant to Securities Exchange Act of 1934 Rule 13a-14
Exhibit 32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* This exhibit is a management contract or compensatory plan or arrangement.