Form 10-Q
period 2004-06-30
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2004-08-09
CIK 310522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

☐ Yes                    ☒ No

As of the close of business on July 31, 2004, there were 967,903,726 shares of common stock outstanding.

CROSS-REFERENCE INDEX TO FORM 10-Q

TABLE REFERENCE

Table	Description	Page

—	Selected Financial Data	1
1	Net Interest Yield	6
2	Rate/Volume Analysis of Reported Net Interest Income	8
3	Guaranty Fee Data	8
4	Reconciliation of Core Business Earnings to Reported Results	16
5	Core Taxable-Equivalent Revenues	17
6	Net Interest Margin	18
7	Rate/Volume Analysis of Core Net Interest Income	19
8	Mortgage Portfolio Activity	21
9	Mortgage Portfolio Composition	22
10	Credit Ratings of Private Label Mortgage-Related Securities Secured by Manufactured Housing Loans	23
11	Mortgage Commitments	24
12	Master Delivery and Optional Purchase Commitments	25
13	Nonmortgage Investments	25
14	Debt Activity	26
15	Activity and Maturity Data for Derivative Instruments	26
16	Effect of Derivatives on Outstanding Debt	27
17	Effective Variable-Rate and Fixed-Rate Debt	28
18	Maturities of Effective Long-Term Debt	28
19	Reconciliation of Debt Redemption Amount to Total Reported Debt	28
20	Credit Loss Exposure of Derivative Instruments	30
21	Notional and Fair Value of Derivatives by Hedge Designation	31
22	Other Risk Management Derivatives Activity	32
23	AOCI Activity Related to Derivatives Designated as Cash Flow Hedges	33
24	AOCI Amounts Reclassified to Earnings	34
25	Net Interest Income at Risk	35
26	Guaranteed MBS and Credit Enhancements	37
27	Composition of Mortgage Credit Book of Business	38
28	Mortgage Credit Performance	38
29	Conventional Single-Family Serious Delinquency Rates	39
30	Capital Requirements	41
31	Regulatory Stress Test Results	41
32	AOCI Components	42

The interim financial information provided in this report reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for such periods. Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in our interim financial statements are not necessarily indicative of the results that may be expected for the full year. The interim financial information should be read in conjunction with Fannie Mae’s 2003 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) and available on our Web site at www.fanniemae.com/ir and the SEC’s Web site at www.sec.gov under “Federal National Mortgage Association” or CIK number 0000310522. We do not intend these internet addresses to be active links. Therefore, other than the portions of our 2003 Annual Report on Form 10-K explicitly stated to be incorporated herein, the information that appears on these Web sites is not incorporated into this Form 10-Q.

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

SELECTED FINANCIAL DATA

The following selected financial data includes performance measures and ratios based on our reported results and core business earnings, a supplemental non-GAAP (generally accepted accounting principles) measure used by management in operating our business. Our core business earnings measures are not defined terms within GAAP and may not be comparable to similarly titled measures presented by other companies. See “Management’s Discussion and Analysis (‘MD&A’)— Reported Results and Core Business Earnings” for a discussion of how we use core business earnings measures and why we believe they are helpful to investors. Our results for the three and six-month periods ended June 30, 2004 and 2003 are unaudited and, in the opinion of management, include all adjustments of a normal recurring nature necessary for a fair presentation. We have reclassified certain prior period amounts to conform to our current year presentation. Results for the reported period are not necessarily indicative of the results that may be expected for the full year.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Dollars and shares in millions,
	except per share amounts)
Reported Earnings Data:

Net income	$1,112	$1,102	$3,012	$3,042
Preferred stock dividends and issuance costs on redemptions	(40)	(34)	(84)	(64)

Net income available to common stockholders	$1,072	$1,068	$2,928	$2,978

Basic earnings per common share	$1.11	$1.09	$3.02	$3.03
Diluted earnings per common share	1.10	1.09	3.01	3.02
Weighted-average diluted common shares outstanding	970	982	973	987
Cash dividends per common share	$.52	$.39	$1.04	$.78
Net interest yield, taxable-equivalent basis	1.37%	1.63%	1.38%	1.61%
Return on average assets	.43	.47	.59	.66
Return on common equity	21.2	31.3	30.6	43.1
Average equity to average assets	2.5	1.9	2.3	1.9
Dividend payout ratio	47.0	35.8	34.5	25.8
Ratio of earnings to combined fixed charges and preferred stock dividends(1)	1.14:1	1.15:1	1.21:1	1.21:1

Core Business Earnings Data:(2)

Core business earnings(3)	$1,896	$1,860	$3,916	$3,710
Core business earnings per diluted common share	1.91	1.86	3.94	3.70
Core taxable-equivalent revenues(4)	3,259	3,980	6,786	7,583
Net interest margin, taxable-equivalent basis(5)	1.04%	1.30%	1.05%	1.28%
Core return on average assets(6)	.75	.80	.77	.80
Core return on average realized common equity(7)	23.4	27.7	24.5	27.9

	June 30,	December 31,
	2004	2003

Balance Sheet Data:

Mortgage portfolio, net	$891,386	$901,802
Liquid assets(8)	51,664	65,148
Total assets	989,341	1,009,569
Borrowings:
Due within one year	424,372	483,193
Due after one year	515,296	478,539
Total liabilities	963,220	987,196
Preferred stock	4,108	4,108
Stockholders’ equity	26,121	22,373
Core capital(9)	36,115	34,405
Total capital(10)	36,862	35,182

	Three Months Ended		Six Months Ended
	June 30,		June 30,

Other Performance Measures:	2004	2003	2004	2003

Average effective guaranty fee rate(11)	.194%	.212%	.207%	.208%
Credit loss ratio(12)	.003	.005	.002	.004
Administrative expense ratio(13)	.069	.071	.069	.072
Efficiency ratio(14)	11.8	8.9	11.3	9.2
Mortgage purchases(15)	$91,299	$127,960	$132,303	$259,965
MBS issues acquired by others(16)	134,595	282,502	256,603	486,435
Business volume(17)	225,894	410,462	388,906	746,400

	June 30,	December 31,
	2004	2003

Gross mortgage portfolio(18)	$891,210	$898,445
Outstanding MBS(19)	1,360,045	1,300,166
Book of business(20)	2,251,255	2,198,611

(1)	For purposes of this ratio, “earnings” includes reported net income plus (a) provision for federal income taxes and (b) fixed charges. Fixed charges include interest expense. “Combined fixed charges and preferred stock dividends” include (a) fixed charges, (b) preferred stock dividends, and (c) issuance costs on redemptions of preferred stock.

(2)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Core Business Earnings and Business Segment Results” for additional discussion of our supplemental non-GAAP (generally accepted accounting principles) core business earnings measures and for a reconciliation to comparable GAAP measures.

(3)	Core business earnings is a non-GAAP measure developed by management in conjunction with the adoption of FAS 133 to evaluate and assess the quality of Fannie Mae’s earnings from its principal business activities on a consistent basis. Core business earnings is presented on a net of tax basis and excludes changes in the time value of purchased options recorded under FAS 133 and includes purchased options premiums amortized over the original estimated life of the option and any acceleration of expense related to options extinguished prior to exercise.

(4)	A non-GAAP measure that includes revenues net of operating losses, primarily on low-income housing tax credit limited partnerships, and purchased options premiums amortization expense, adjusted to include taxable-equivalent amounts of tax-exempt income using the applicable federal income tax rate of 35 percent.

(5)	A non-GAAP measure calculated based on annualized core net interest income on a tax-equivalent basis divided by the weighted average net investment balance.

(6)	A non-GAAP measure calculated based on annualized core business earnings less preferred stock dividends and issuance costs on redemptions divided by average assets.

(7)	A non-GAAP measure calculated based on annualized core business earnings less preferred stock dividends and issuance costs on redemptions divided by average realized common stockholders’ equity (common stockholders’ equity excluding accumulated other comprehensive income).

(8)	Liquid assets include (a) cash and cash equivalents less any pledged collateral, (b) nonmortgage investments, and (c) mortgage assets designated for securitization.

(9)	Core capital represents a regulatory measure of capital that includes the sum of (a) the stated value of common stock, (b) the stated value of outstanding noncumulative perpetual preferred stock, (c) paid-in capital, and (d) retained earnings, less treasury stock.

(10)	Total capital represents a regulatory measure of capital. Total capital includes the sum of (a) core capital and (b) the total allowance for loan losses and guaranty liability for MBS, less (c) the specific loss allowance. Specific loss allowances totaled $10 million and $20 million at June 30, 2004 and December 31, 2003, respectively.

(11)	Annualized guaranty fee income as a percentage of average outstanding MBS.

(12)	Annualized charge-offs and foreclosed property expense (income), net of recoveries, as a percentage of average mortgage credit book of business.

(13)	Annualized administrative expenses as a percentage of average gross mortgage portfolio and average outstanding MBS.

(14)	Administrative expenses as a percentage of core taxable-equivalent revenues.

(15)	Unpaid principal balance of loans, MBS, and other mortgage-related securities purchased by Fannie Mae during the reporting period.

(16)	Unpaid principal balance of MBS issued and guaranteed by Fannie Mae and acquired by investors other than Fannie Mae during the reporting period.

(17)	Business volume for the period includes the sum of (a) mortgage purchases and (b) MBS issues acquired by others.

(18)	Unpaid principal balance of mortgages held in portfolio, excluding the effect of unrealized gains or losses on available-for-sale securities, unrealized losses on held-for-sale loans, deferred balances, and the allowance for loan losses.

(19)	Unpaid principal balance of MBS guaranteed by Fannie Mae and held by investors other than Fannie Mae.

(20)	Book of business includes the sum of (a) gross mortgage portfolio and (b) outstanding MBS.

Reported Results and Core Business Earnings

Our reported results, which are based on GAAP, may fluctuate significantly from period to period because of the accounting for purchased options under Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”). FAS 133 requires that we record in earnings changes in the time value of purchased options that we use to manage interest rate risk; however, we do not record in earnings changes in the intrinsic value of some of those options or similar changes in the fair value of options in all of our callable debt or mortgage assets. We expect changes in the time value of purchased options to create temporary unrealized gains and losses that will often vary substantially from period to period with changes in interest rates, expected interest rate volatility, and derivatives activity.

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

We generate revenues by investing in and managing one primary asset class— residential mortgage assets (in the form of mortgage loans and mortgage-related securities) through two complementary business lines: our Portfolio Investment business and our Credit Guaranty business.

Market Dynamics

In the second quarter of 2004, our market began to fully reflect the impact of a transition we had anticipated for some time— from an environment of extremely low interest rates and record mortgage refinance volume to one of higher rates with very low levels of refinance-driven volume. We expect this transition to reduce mortgage originations by as much as $1 trillion in 2004, from the unprecedented refinance-driven origination level of $3.7 trillion in 2003. We anticipate this year’s volume of mortgages for home purchases to slightly exceed last year’s record levels, helping to support still robust growth in total mortgage debt outstanding in a range of 9-10 percent for the full year.

The second quarter included a complete reversal of the decline in interest rates at the end of the first quarter of the year, reflecting the impact of actual and anticipated tightening actions by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The relative increases in short- and long-term interest rates led to a notable flattening of the yield curve. Interest rates on thirty-year fixed rate mortgages rose from an average of 5.52 percent at the end of March 2004 to 6.21 percent by the end of

June. The changing interest rate environment had a pronounced effect on our competitive market— affecting mortgage product mix, competition for mortgage assets, and the level of issuances of mortgage-related securities by entities other than Fannie Mae, Freddie Mac, or Ginnie Mae (known as “private label securities”)— all of which have had a notable impact on our financial results.

Rising mortgage rates and home price appreciation that remained generally strong resulted in a significant shift in the product mix of mortgage originations, with an increasing proportion of borrowers choosing alternative mortgage products, such as adjustable-rate mortgages (“ARMs”) and hybrid mortgages, to maintain affordability. Although we expect purchases of these products for our portfolio to provide economic profits over their lives similar to a fixed-rate mortgage, they typically have lower initial purchase spreads. In addition to the shift in product mix, competition for mortgage assets remained intense by historical standards, with depositories continuing to add to their mortgage holdings during the second quarter of 2004, although at a more moderate pace. Finally, since the beginning of 2004 the market share of private label mortgage-related securities has increased dramatically. This increase reflects modest contraction in the spreads between private label securities and Fannie Mae MBS in general, and considerable contraction of spreads on subordinated tranches of private label issuance representing higher credit risk product.

These factors directly affected growth in our mortgage portfolio and MBS during the second quarter of 2004. Despite the changed product mix and continued heightened competition for mortgage assets, our mortgage portfolio returned to positive growth in the second quarter of 2004 following two consecutive quarters of negative growth, reflecting modest improvements in mortgage-to-debt spreads and a substantial decline in mortgage liquidations in the latter part of the quarter. Our combined book of business, which includes our gross mortgage portfolio and outstanding MBS, grew 4 percent on an annualized basis during the second quarter of 2004. For the first six months of 2004, our combined book of business expanded at a 5 percent annualized rate, reflecting annualized growth of 9 percent in outstanding MBS that offset a 2 percent annualized decline in our mortgage portfolio.

The changing mix of mortgage assets made available in the secondary market and the sustained level of competition for mortgage assets affected earnings growth for both our Portfolio Investment and Credit Guaranty businesses, which we discuss in more detail in “MD&A—Core Business Earnings and Business Segment Results.”

Performance Overview

Despite significant challenges in our competitive environment, we delivered solid business results that reflected our continued focus on disciplined risk management. We reported net income and diluted earnings per common share (“EPS”) of $1.112 billion and $1.10, respectively, for the second quarter of 2004, substantially unchanged from the same period last year. Our results for the second quarter reflect the benefits from a $764 million reduction in losses on the call and repurchase of debt, guaranty fee income growth of $25 million or 4 percent, and lower than expected credit losses, which were offset by a $402 million decrease in fee and other income, a $388 million or 11 percent decline in reported net interest income, and a $97 million increase in expense related to the time value of our purchased options that was due primarily to fluctuations in interest rates and interest rate volatility. The decrease in fee and other income resulted largely from recognizing $278 million of other-than-temporary impairment expense in the second quarter of 2004. The substantial majority— $265 million— of this amount related to recognizing additional impairment on our investment in non-agency securities, including manufactured housing securities, which resulted from a change in our estimation process for identifying and recognizing when other-than-temporary impairment, as defined by our regulator, has occurred. Non-agency securities include any debt security issued by an entity other than the government-sponsored enterprises Fannie Mae, Freddie Mac, or Ginnie Mae. We provide additional detail on the change to our other-than-temporary impairment estimation process and its effect in “MD&A— Critical Accounting Policies and Estimates— Other-Than-Temporary Impairment.”

We reported net income of $3.012 billion and diluted EPS of $3.01 for the first six months of 2004, a decrease of less than 1 percent from the same period last year. A $1.129 billion reduction in losses on the call and repurchase of debt, growth in guaranty fee income of $215 million or 18 percent, and lower than expected credit losses had a favorable impact on our results. A $560 million or 8 percent decline in reported net interest income, a $513 million decrease in fee and other income that was due in part to the increase in other-than-temporary impairment expense during the second quarter of 2004, and a $431 million increase in purchased options expense reduced reported net income for the first six months of 2004.

Our core business earnings for the second quarter of 2004 increased 2 percent over the second quarter of 2003 to $1.896 billion, while core business diluted earnings per share increased 3 percent to $1.91. Growth in core business earnings was driven by the $764 million reduction in losses on the call and repurchase of debt and increase in guaranty fee income, which were partially offset by a $445 million or 16 percent decline in core net interest income resulting from the narrowing of our net interest margin and the decrease in fee and other income that was due in part to the increase in other-than-temporary impairment expense resulting from the change in our estimation process.

Core business earnings and core business diluted earnings per share for the first six months of 2004 increased 6 percent over the prior year period to $3.916 billion and $3.94, respectively, reflecting the benefit of reduced losses on the call and repurchase of debt and growth in guaranty fee income that were partially offset by a $627 million or 12 percent decline in core net interest income and decrease in fee and other income from the other-than-temporary impairment expense resulting from the revision to our estimation process.

Regulatory Developments

Our regulator, the Office of Federal Housing Enterprise Oversight (“OFHEO”), is conducting a special examination of the accounting policies and practices at Fannie Mae. The special examination is ongoing. We have provided OFHEO, at its request, a considerable amount of information and documentation and will continue to do so. We also are making available to OFHEO a number of our employees as part of the examination. We continue to meet with OFHEO staff frequently on a range of issues at their request.

OFHEO required us to change our estimation process for identifying and recognizing when other-than-temporary impairment has occurred on non-agency securities effective April 1, 2004. Consistent with OFHEO’s directive, we continue to account for these securities in accordance with the provisions of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”). We provide additional detail on the change to our other-than-temporary impairment estimation process and its effect in “MD&A—Critical Accounting Policies and Estimates— Other-Than-Temporary Impairment.”

On April 12, 2004, OFHEO published a proposed regulation seeking to amend its corporate governance regulation that would change a number of the corporate governance standards applicable to Fannie Mae and Freddie Mac. Fannie Mae filed its comments on the proposal with OFHEO on June 11, 2004. The Nominating and Corporate Governance Committee of Fannie Mae’s Board of Directors filed separate comments on the proposal.

On May 3, 2004, the U.S. Department of Housing and Urban Development (“HUD”) published a proposal to amend its housing goals regulation. The regulation mandates goals for Fannie Mae’s and Freddie Mac’s overall mix of business— that is, the ratio of “goals business” to “non-goals business” that the companies must achieve each year. It imposes percent-of-business goals relating to the purchase or securitization of mortgages in three statutorily defined categories: loans to low- and moderate-income borrowers, loans to underserved areas, and special affordable housing. The proposed rule seeks to increase the housing goals in these three categories for Fannie Mae and Freddie Mac for calendar years 2005 through 2008; establish new subgoals for purchases of single-family, owner-occupied purchase money mortgages for the same period; and establish new data verification procedures, among other things. Fannie Mae filed comments on the proposal with HUD on July 16, 2004.

The proposed housing goals are designed to change the companies’ current mix of business. If the goals are adopted as proposed, and the mandated business mix goes beyond the mix of business available to us in the market, we may be forced to over-invest in market categories that are more likely to generate goals-qualifying mortgages or to reduce our investment in non goals-qualifying mortgages. We expect that HUD will issue a final regulation prior to the end of 2004, and possibly early enough so that the new requirements will be effective beginning in 2005. However, we cannot predict whether the final rule will be the same as or similar to the proposed rule. Accordingly, we are uncertain as to the effect the final regulation may have on our business.

REPORTED RESULTS OF OPERATIONS

Net Interest Income

Table 1 presents Fannie Mae’s net interest yield based on reported net interest income calculated on a taxable-equivalent basis. Our net interest yield calculation subsequent to the adoption of FAS 133 does not fully reflect the cost of our purchased options (see “MD&A—Core Business Earnings and Business Segment Results— Core Net Interest Income” for a discussion of our supplemental non-GAAP measures, core net interest income, and net interest margin).

Table 1: Net Interest Yield

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Dollars in millions)
Taxable-equivalent net interest income:
Interest income:
Mortgage portfolio	$11,794	$12,256	$23,909	$24,846
Liquid investments	261	336	490	642

Total interest income	12,055	12,592	24,399	25,488

Interest expense:(1)
Short-term debt(2)	750	697	1,463	1,447
Long-term debt(3)	8,192	8,394	16,627	17,172

Total interest expense	8,942	9,091	18,090	18,619

Net interest income	3,113	3,501	6,309	6,869
Taxable-equivalent adjustment on tax-exempt investments (4)	119	119	238	242

Taxable-equivalent net interest income	$3,232	$3,620	$6,547	$7,111

Average balances:(5)
Interest-earning assets:(6)
Mortgage portfolio, net	$870,229	$808,215	$876,615	$806,510
Liquid investments	76,732	81,966	71,629	74,550

Total interest-earning assets	946,961	890,181	948,244	881,060
Interest-free funds(7)	(20,407)	(32,431)	(21,242)	(30,432)

Total interest-earning assets funded by debt	$926,554	$857,750	$927,002	$850,628

Interest-bearing liabilities:(1)
Short-term debt(2)	$272,263	$231,718	$270,470	$221,063
Long-term debt(3)	654,291	626,032	656,532	629,565

Total interest-bearing liabilities	$926,554	$857,750	$927,002	$850,628

Average interest rates:(4,5)
Interest-earning assets:
Mortgage portfolio, net	5.43%	6.07%	5.47%	6.17%
Liquid investments	1.39	1.66	1.40	1.74

Total interest-earning assets	5.10	5.66	5.16	5.80
Interest-free return(7)	.13	.21	.12	.18

Total interest-earning assets and interest-free return	5.23	5.87	5.28	5.98

Interest-bearing liabilities:(1)
Short-term debt(2)	1.09	1.19	1.07	1.29
Long-term debt(3)	5.02	5.36	5.07	5.46

Total interest-bearing liabilities	3.86	4.24	3.90	4.37

Net interest yield, taxable-equivalent basis	1.37%	1.63%	1.38%	1.61%

(1)	Classification of interest expense and interest-bearing liabilities as short-term or long-term is based on effective maturity or repricing date of outstanding debt, taking into consideration the effect of derivative financial instruments.

(2)	Short-term debt includes debt scheduled to reprice in one year or less, taking into consideration the effect of derivative instruments.

(3)	Long-term debt includes debt scheduled to reprice after one year, taking into consideration the effect of derivative instruments.

(4)	Reflects non-GAAP adjustments to permit comparison of yields on tax-exempt and taxable assets based on a 35 percent marginal tax rate.

(5)	Averages have been calculated on a monthly basis based on amortized cost.

(6)	Includes average balance of nonaccrual loans of $6.6 billion and $5.9 billion for the three months ended June 30, 2004 and 2003, respectively, and $6.6 billion and $5.8 billion for the six months ended June 30, 2004 and 2003, respectively.

(7)	Interest-free funds represent the portion of our investment portfolio funded by equity and non-interest bearing liabilities.

Reported net interest income for the second quarter of 2004 decreased 11 percent from the second quarter of 2003 to $3.113 billion, driven by a 16 percent (26 basis points) decline in our reported net interest yield to 1.37 percent that was partially offset by a 6 percent increase in our average net investment balance. Our average net investment balance (also referred to as total interest-earning assets) consists of our mortgage portfolio (net of unrealized gains and losses on available-for-sale securities and deferred balances) and liquid investments, excluding cash. Reported net interest income for the first six months of 2004 decreased 8 percent from the same prior year period to $6.309 billion, driven by a 14 percent (23 basis points) decline in our reported net interest yield to 1.38 percent that was partially offset by an 8 percent increase in our average net investment balance.

The decline in our net interest yield was primarily due to high levels of liquidations of higher yielding mortgages during the second half of 2003 and the purchase of lower yielding, current coupon mortgages. In addition, we extended the duration of our liabilities to offset the extended duration of our mortgage assets that resulted from the rise in interest rates.

Table 2 shows a rate/volume analysis of the changes in our reported net interest income between the three and six-month periods ended June 30, 2004 and 2003.

Table 2: Rate/Volume Analysis of Reported Net Interest Income

		Attributable to
		Changes in(1)
	Increase
	(Decrease)	Volume	Rate

	(Dollars in millions)
Second Quarter 2004 vs. Second Quarter 2003
Interest income:
Mortgage portfolio	$(462)	$899	$(1,361)
Liquid investments	(75)	(21)	(54)

Total interest income	(537)	878	(1,415)

Interest expense:(2)
Short-term debt	53	115	(62)
Long-term debt	(202)	369	(571)

Total interest expense	(149)	484	(633)

Change in net interest income	$(388)	$394	$(782)

Change in taxable-equivalent adjustment on tax-exempt investments(3)	—

Change in taxable-equivalent net interest income	$(388)

First Six Months of 2004 vs. First Six Months of 2003
Interest income:
Mortgage portfolio	$(937)	$2,053	$(2,990)
Liquid investments	(152)	(24)	(128)

Total interest income	(1,089)	2,029	(3,118)

Interest expense:(2)
Short-term debt	16	292	(276)
Long-term debt	(545)	717	(1,262)

Total interest expense	(529)	1,009	(1,538)

Change in net interest income	$(560)	$1,020	$(1,580)

Change in taxable-equivalent adjustment on tax-exempt investments(3)	(4)

Change in taxable-equivalent net interest income	$(564)

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative size.
(2)	Classification of interest expense and interest-bearing liabilities as short-term or long-term is based on effective maturity or repricing date, taking into consideration the effect of derivative financial instruments.
(3)	Reflects non-GAAP adjustments to permit comparison of yields on tax-exempt and taxable assets based on a 35 percent marginal tax rate.

Guaranty Fee Income

Table 3 compares guaranty fee income and our average effective guaranty fee rate for the three and six-month periods ended June 30, 2004 and 2003.

Table 3: Guaranty Fee Data

	Three Months Ended June 30,			Six Months Ended June 30,

	2004	2003	% Change	2004	2003	% Change

	(Dollars in millions)

Guaranty fee income	$657	$632	4%	$1,394	$1,179	18%
Average balance of outstanding MBS(1)	1,355,868	1,193,264	14	1,344,654	1,134,797	18
Average effective guaranty fee rate (basis points)	19.4	21.2	(8)	20.7	20.8	—

(1)	“Outstanding MBS” refers to mortgage-related securities guaranteed by Fannie Mae and held by investors other than Fannie Mae. If an MBS has been resecuritized into another MBS, we only include the principal amount once in the outstanding balance.

Guaranty fee income for the second quarter of 2004 grew 4 percent over the second quarter of 2003 to $657 million, driven by 14 percent growth in average outstanding MBS that was partially offset by an

8 percent decline in the average effective guaranty fee rate on outstanding MBS to 19.4 basis points. Guaranty fee income for the first six months of 2004 increased 18 percent to $1.394 billion, primarily due to 18 percent growth in average outstanding MBS combined with a slight decline in the average effective guaranty fee rate to 20.7 basis points.

Our issuance of single-family MBS was relatively low in the second quarter of 2004, resulting in an annualized growth in outstanding MBS of only 4 percent for the quarter and 9 percent for the first six months of 2004. MBS issues acquired by other investors fell by more than 50 percent to $135 billion in the second quarter of 2004, from $283 billion in the same prior year period. MBS issues acquired by other investors fell by 47 percent to $257 billion for the first six months of 2004, compared with $486 billion for the first six months of 2003.

The substantial decline in our MBS growth rate from the elevated levels of the past three years was due to a combination of factors, including the drop in mortgage origination volumes, the sustained high retention of mortgages by depository institutions supported by a continued rise in adjustable-rate mortgages, and a record level of issuances of private label securities backed largely by loans with higher credit risk. The decrease in our average effective guaranty fee rate reflects the effect of the rise in interest rates in the second quarter of 2004 and the resulting decrease in projected prepayments, which slowed our recognition of deferred fee income.

Fee and Other Income (Expense), Net

We recorded net expense of $170 million and $168 million in fee and other income for the second quarter and first six months of 2004, respectively, compared with income of $232 million and $345 million for the second quarter and first six months of 2003, respectively. Fee and other income includes transaction fees, technology fees, multifamily fees and other miscellaneous items and is net of credit enhancement expense and operating losses from tax-advantaged investments in affordable housing projects. We also include gains and losses on the sale of securities and any other-than-temporary impairment expense in fee and other income.

The decreases in fee and other income in the second quarter and first six months of 2004 were primarily due to the change in our process for estimating when other-than-temporary impairment has occurred and a reduction in transaction and technology fees. In the second quarter of 2004, we changed our estimation process for identifying and recognizing other-than-temporary impairment on our investment in non-agency securities that resulted in a $265 million pre-tax increase in other-than-temporary impairment expense and an $.18 per share decrease in diluted EPS for the three and six-month periods ended June 30, 2004. We provide additional detail on our revised estimation process in “MD&A—Critical Accounting Policies and Estimates— Other-Than-Temporary Impairment.” Other-than-temporary impairment expense, including the amount attributable to our revised estimation process, totaled $278 million for the second quarter of 2004 and $341 million for the first six months of 2004 and related primarily to the change in the process we now use to estimate when other-than-temporary impairment has occurred. Other-than-temporary impairment expense totaled $102 million and $197 million for the second quarter and first six months of 2003, primarily attributable to our investments in certain nonmortgage investments and manufactured housing securities.

Transaction and technology fees are largely driven by business volumes, which have fallen significantly in 2004, in part due to the decline in mortgage originations. Market-related transaction and technology fees for the second quarter and first six months of 2004 were substantially reduced relative to the same prior year periods. Transaction and technology fees in the second quarter and first six months of 2004 totaled $110 million and $218 million, respectively, down by more than 50 percent from the same prior year periods. Our business volume, which includes portfolio purchases and MBS issues acquired by other investors, fell to $226 billion and $389 billion in the second quarter and first six months of 2004, respectively, from $410 billion and $746 billion in the second quarter and first six months of 2003. We expect markedly lower total business volumes for full year 2004, which is likely to result in a considerable reduction in transaction and technology fees from the prior year.

Credit-Related Expense

Credit-related expense, which includes foreclosed property expense (income) and the provision for losses, totaled $21 million of income in the second quarter of 2004, compared with $23 million of expense in the second quarter of 2003. Credit-related expense for the first six months of 2004 totaled $13 million of income, compared with $43 million of expense for the first six months of 2003.

The decrease in credit-related expense was due primarily to incorporating the continued lower-than-projected level of credit losses into the assessment of our allowance for loan losses and guaranty liability for MBS. Based on recent credit performance, we reduced the allowance for loan losses and guaranty liability for MBS to $757 million at June 30, 2004, from $795 million at March 31, 2004 and $797 million at December 31, 2003, and recorded a negative loss provision of $12 million for the second quarter of 2004 and an expense of $20 million for the first six months of 2004. In comparison, we recorded a provision for losses of $26 million and $49 million for the second quarter and first six months of 2003, respectively. We provide additional detail on the update to the assumptions used in estimating our allowance for loan losses and guaranty liability for MBS in “MD&A—Critical Accounting Policies and Estimates— Allowance for Loan Losses and Guaranty Liability for MBS.”

We recorded foreclosed property income of $9 million in the second quarter of 2004, up from $3 million of income in the second quarter of 2003. Foreclosed property income increased to $33 million for the first six months of 2004 from $6 million for the first six months of 2003. At the same time, acquisitions of single-family foreclosed properties increased to 8,146 and 16,259 for the second quarter and first six months of 2004, respectively, from 6,569 and 12,487 for the second quarter and first six months of 2003. The strong housing market, combined with our management of problem loans and protection through credit enhancements and other risk sharing agreements, has mitigated the impact of recent increases in foreclosure activity.

Credit-related losses, which include charge-offs plus foreclosed property expense (income), were significantly lower than expected during the second quarter of 2004, driven by the continuation of a very low average loss per case on foreclosed properties. Average severities on the sale of foreclosed properties have remained low by historical standards due to overall strong home prices and greater benefits from our credit loss sharing strategies than we had anticipated. Credit-related losses totaled $16 million in the second quarter of 2004, down from $23 million in the second quarter of 2003. Credit-related losses for the first six months of 2004 decreased $17 million from the same prior year period to $26 million. As our mortgage credit book of business becomes more seasoned, we continue to expect an upward trend in serious delinquency rates and foreclosures. As a result, we anticipate a moderate upward trend in credit losses during the remainder of the year. However, because of the extremely low levels of losses in the first six months of 2004, we believe that total losses for the year—on a larger mortgage credit book of business— may be no higher than losses recorded in 2003.

Administrative Expenses

Administrative expenses totaled $384 million and $767 million in the second quarter and first six months of 2004, respectively, up 8 percent and 10 percent over the second quarter and first six months of 2003, primarily due to the combined effect of annual salary increases, a 5 percent increase in the number of employees, and a higher level of stock compensation expense recognized under the fair value recognition provisions of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (“FAS 123”), which we adopted on January 1, 2003.

We evaluate growth in administrative expenses in relation to growth in core taxable-equivalent revenues and our average book of business. Core taxable-equivalent revenues is a supplemental non-GAAP measure discussed further in “MD&A—Core Business Earnings and Business Segment Results.” The increase in administrative expenses and decrease in core taxable-equivalent revenues during the second quarter and first six months of 2004 resulted in a higher efficiency ratio— the ratio of administrative expenses to core taxable-equivalent revenues— for each period. Our efficiency ratio increased to 11.8 percent for the second quarter of 2004 from 8.9 percent for the same prior year period, and 11.3 percent for the first six months of 2004 from 9.2 percent for the same prior year period. The ratio of administrative expenses as a percentage of our average book of business improved to ..069 percent for both the second quarter and first six months of 2004, compared with .071 percent for the second quarter of 2003 and .072 percent for the first six months of 2003. We continue to expect the growth rate in administrative expenses to slow to single-digits in 2004 from double-digit growth in 2003, primarily due to reduced costs related to the multi-year project initiated in 2001 to re-engineer our core infrastructure systems.

Purchased Options Expense

We recorded purchased options expense of $1.980 billion in the second quarter of 2004, up from expense of $1.883 billion in the second quarter of 2003. Purchased options expense for the first six months of 2004 and 2003 totaled $2.939 billion and $2.508 billion, respectively. The expense recorded during each period was due primarily to changes in the time value of purchased options that resulted from fluctuations in interest rates, volatility, and the notional amount of options held during each quarter. The estimated fair value of the time value portion of our outstanding purchased options, which is included on our balance sheet under “Derivatives in gain positions,” decreased to $6.287 billion at June 30, 2004 from $8.139 billion at December 31, 2003. The fair value changes in the time value of our purchased options will vary from period to period with changes in interest rates, expected interest rate volatility, and derivative activity.

Debt Extinguishments, Net

We recognized gains of $24 million in the second quarter of 2004 on the call of $75 billion and repurchase of $2 billion of debt and losses of $3 million during the first six months of 2004 on the call of $189 billion and repurchase of $2 billion of debt. In comparison, we recognized losses of $740 million in the second quarter of 2003 on the call of $66 billion and repurchase of $7 billion of debt and losses of $1.132 billion during the first six months of 2003 on the call of $110 billion and repurchase of $11 billion of debt. The significant decrease in losses resulted from the reduced level of debt repurchases in 2004, combined with opportunities to repurchase debt at a discount during the second quarter of 2004. The level of debt repurchases typically has a greater impact on gains and losses recognized on debt extinguishments than the level of debt calls. We repurchase or call debt securities and related interest rate swaps on a regular basis as part of our interest rate risk management efforts and to reduce future debt costs. Because debt repurchases, unlike debt calls, may require the payment of a premium and therefore result in higher extinguishment costs, we generally repurchase high interest rate debt at times (and in amounts) when we believe Fannie Mae has sufficient income available to absorb or offset those higher costs.

We called or repurchased a significant amount of debt during 2003 as a result of the historically low interest rate environment, steep yield curve, and debt spreads relative to the swap market which created opportunities to replace longer-term, higher-cost debt with shorter-term, lower-cost debt. This environment also contributed to a temporary elevation of our net interest margin and provided Fannie Mae with substantial income that we chose to reinvest in the repurchase of above-market debt to reduce our future debt costs. We began to curb our debt repurchase activity in 2004 as interest rates rose and our net interest margin began to narrow, which reduced the level of earnings available to invest in significant debt repurchases.

Income Taxes

We recorded a provision for federal income taxes of $169 million based on our reported results in the second quarter of 2004 that resulted in an effective tax rate of 13 percent, compared with a provision of $263 million and effective tax rate of 19 percent in the same prior year quarter. We recorded a provision for federal income taxes of $827 million and effective tax rate of 22 percent for the first six months of 2004, compared with a provision of $970 million and effective tax rate of 24 percent for the first six months of 2003. The decrease in the effective tax rate in 2004 was primarily due to the combined effect of a decline in our reported income, which produces a higher relative tax benefit for tax-exempt income and tax credits, and an increase in the actual dollar amount of tax credits. Investment tax credits increased by

$66 million during the second quarter of 2004 over the prior year quarter, most of which resulted from our affordable housing investments.

Our effective tax rate calculated based on our core business earnings results, which is a non-GAAP measure that adjusts for the effect of FAS 133 on our purchased options, was 24 percent and 25 percent for the second quarter and first six months of 2004, respectively, compared with 27 percent and 26 percent for the same prior year periods. The decrease in our core business earnings effective tax rate during 2004 was primarily due to the increase in tax credits on affordable housing investments.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Fannie Mae’s reported results and financial statements are based on GAAP, which in some cases requires us to make estimates and assumptions that affect our reported results and disclosures. For a complete discussion of Fannie Mae’s significant accounting policies, see “Notes to the Financial Statements— Note 1, Summary of Significant Accounting Policies” in our 2003 Annual Report on Form 10-K. We have identified four accounting policies that we believe are critical in the preparation and understanding of our financial statements because they are highly dependent upon subjective or complex judgments, assumptions, and estimates. These policies relate to the following:

•	determining the adequacy of the allowance for loan losses and guaranty liability for MBS;

•	projecting mortgage prepayments to calculate the amortization of deferred price adjustments related to mortgage assets held in our mortgage portfolio and outstanding MBS;

•	estimating the time value of purchased options; and

•	assessing other-than-temporary impairment.

We detail the assumptions and judgment involved in applying these policies in Fannie Mae’s 2003 Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operation— Critical Accounting Policies and Estimates.” Following is an update of significant changes in the estimation process or assumptions used in applying our critical accounting policies since the end of 2003.

Allowance for Loan Losses and Guaranty Liability for MBS

Based on recent credit performance trends, the benefits we have received from credit enhancements and risk sharing arrangements have exceeded our expectations and reduced our average loss severity below historical levels. Accordingly, during the second quarter of 2004 we adjusted our allowance methodology for loan losses and guaranty liability for MBS to incorporate the lower than expected loss severity that we have continued to experience in accordance with the applicable accounting guidance provided in Financial Accounting Standard No. 5, Accounting for Contingencies (“FAS 5”) and SEC Staff Accounting Bulletin No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues (“SAB No. 102”). As a result of incorporating this trend into the risk factors we assess in estimating the allowance and guaranty liability, we reduced the allowance for loan losses and guaranty liability for MBS to $757 million at June 30, 2004, from $795 million at March 31, 2004 and $797 million at December 31, 2003, and recorded a negative loss provision of $12 million for the second quarter of 2004 and a positive provision for losses of $20 million for the first six months of 2004. In comparison, we recorded a positive provision for losses of $26 million and $49 million for the second quarter and first six months of 2003, respectively.

Deferred Price Adjustments

We continually update projected mortgage prepayment speeds in response to changes in interest rates and the effect on expected prepayments. In general, as interest rates decline expected prepayment speeds increase, which accelerates the amortization of deferred price adjustments. As mortgage interest rates rose during the second quarter of 2004 after falling sharply at the end of the first quarter, expected prepayment rates decreased. Accordingly, we slowed the amortization of deferred price adjustments in the second quarter of 2004, after accelerating amortization in the first quarter of 2004 in response to the sharp decline in interest rates and related increase in expected prepayments at the end of that quarter. The effect in the second quarter of 2004 was to reduce the amortization of deferred net premium expense related to our mortgage portfolio, which increased net interest income, and to reduce the accretion of deferred net discount income related to guaranty fee price adjustments, which reduced guaranty fee income.

Other-Than-Temporary Impairment

In the second quarter of 2004, OFHEO directed Fannie Mae to incorporate additional criteria into our process for estimating when other-than-temporary impairment has occurred on non-agency securities. After meeting with OFHEO staff to discuss the implementation of its directive and to refine the prescribed estimation process, we modified our process for identifying and recognizing other-than-temporary impairment on all of Fannie Mae’s non-agency securities, including manufactured housing and certain asset-backed securities, effective April 1, 2004. In accordance with the provisions of Accounting Principles Board Opinion No. 20, Accounting Changes (“APB 20”), we accounted for this change prospectively as a change in accounting estimate, which resulted in the additional recognition of pre-tax other-than-temporary impairment expense of $265 million on certain manufactured housing and asset-backed securities in the second quarter of 2004 and reduced diluted EPS by $.18 per share for the three and six-month periods ended June 30, 2004.

We estimate other-than-temporary impairment in accordance with the guidance provided in FAS 115, SEC Staff Accounting Bulletin No. 59, Noncurrent Marketable Equity Securities (“SAB 59”) and EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). Prior to the April 1, 2004 modification of our estimation process, we generally recognized other-than-temporary impairment on our investments in debt securities when we determined that it was probable that we would be unable to collect all of the contractual principal and interest cash flows based on ongoing monitoring of our securities, extensive analysis, and consideration of the facts and circumstances related to each specific security, such as our ability and intent to hold the security to recover its value and the probability, extent, and timing of a valuation recovery.

In addition to the estimation process described above, we now apply a series of objective tests to recognize other-than-temporary impairment that include the current credit ratings of the security and the extent to which the fair value is below our current book value. We will continue to rigorously monitor all of our securities for potential other-than-temporary impairment. As we have previously done, at the end of each quarter we will perform a detailed analysis of both held-to-maturity and available-for-sale non-agency securities in our mortgage and nonmortgage investment portfolios that have unrealized losses to assess whether the losses are other than temporary. We will rely primarily on quoted market prices to estimate the fair value of our securities and determine the amount of unrealized losses.

When a held-to-maturity or available-for-sale security has an unrealized loss that is deemed to be other than temporary, we reduce the book value of the security to its current market value and recognize the decline as other-than-temporary impairment expense and include in our income statement as a component of fee and other income. Any unrealized gains or losses on available-for-sale securities are reflected in stockholders’ equity as a component of accumulated other comprehensive income.

Other-than-temporary impairment expense on non-agency investment securities totaled $265 million and $297 million in the second quarter and first six months of 2004, respectively, which were primarily related to investments in manufactured housing securities included in our mortgage portfolio. We recorded other-than-temporary impairment expense on non-agency investment securities of $89 million and $165 million in the second quarter and first six months of 2003, primarily related to investments in nonmortgage securities. These other-than-temporary impairment expense amounts impact the results of our Portfolio Investment business.

Subsequent to our initial recognition of other-than-temporary impairment, we will periodically reassess the cash flows expected to be collected on each security. Estimated cash flows expected to be collected in excess of the fair value of the security on the date of our initial recognition of other-than-temporary impairment expense will be accreted into interest income over the remaining life of the security in accordance with the requirements of EITF 03-1 and Statement of Position 03-3, Accounting for Certain Loans and Debt Securities Acquired in a Transfer (“SOP 03-3”). Based on our estimate of cash flows expected to be collected at June 30, 2004, we accreted $11 million of previously recognized other-than-temporary impairment expense into interest income during the second quarter of 2004.

We provide additional information on our investments in manufactured housing securities, which account for a substantial portion of the other-than-temporary impairment expense that we have recognized, in “MD&A—Portfolio Investment Business Operations— Mortgage Portfolio.”

CORE BUSINESS EARNINGS AND BUSINESS SEGMENT RESULTS

Management relies primarily on core business earnings and related supplemental non-GAAP measures developed in conjunction with our adoption of FAS 133 to evaluate Fannie Mae’s financial performance and measure the results of our lines of business.

Core Business Earnings

Core business earnings for the second quarter of 2004 grew 2 percent over the prior year period to $1.896 billion, and core business earnings per diluted common share increased 3 percent to $1.91 driven by reduced losses from the call and repurchase of debt and growth in guaranty fee income that was partially offset by a decline in core net interest income and the recognition of additional other-than-temporary impairment expense during the quarter. Core business earnings for the first six months of 2004 increased 6 percent over the same prior year period to $3.916 billion, and core business earnings per diluted common share increased 6 percent to $3.94 primarily due to reduced losses from the call and repurchase of debt and growth in guaranty fee income that more than offset a decline in core net interest income and fee and other income. Highlights of our performance for the second quarter and first six months of 2004 compared with the same prior year periods include:

Second Quarter 2004 versus Second Quarter 2003:

•	26 basis point decline in the net interest margin to 1.04 percent

•	4 percent increase in guaranty fee income to $657 million

•	$402 million decrease in fee and other income, due in part to other-than-temporary impairment expense

•	Credit-related income of $21 million, versus expense of $23 million in the second quarter of 2003

•	$764 million reduction in losses from the call and repurchase of debt

First Six Months of 2004 versus First Six Months of 2003:

•	23 basis point decline in the net interest margin to 1.05 percent

•	18 percent increase in guaranty fee income to $1.394 billion

•	$513 million decrease in fee and other income, due in part to other-than-temporary impairment expense

•	Credit-related income of $13 million, versus expense of $43 million for the first six months of 2003

•	$1.129 billion reduction in losses from the call and repurchase of debt

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

Table 4 shows our line of business and consolidated core business earnings results for the three and six-month periods ended June 30, 2004 and 2003. The only difference in core business earnings and reported net income relates to the FAS 133 accounting treatment for purchased options, which affects our Portfolio Investment business. Core business earnings does not adjust for any other accounting effects related to the application of FAS 133 or other accounting standards under GAAP. The FAS 133 related reconciling items between our core business earnings and reported results have no effect on our Credit Guaranty business. The specific FAS 133 related adjustments affecting our Portfolio Investment business are identified and explained in Table 4.

Table 4: Reconciliation of Core Business Earnings to Reported Results

	Three Months Ended June 30, 2004

				Reconciling Items
			Total Core	Related to
	Portfolio	Credit	Business	Purchased		Reported
	Investment	Guaranty	Earnings	Options		Results

	(Dollars in millions)

Net interest income	$2,944	$169	$3,113	$—		$3,113
Purchased options amortization expense	(773)	—	(773)	773	(2)	—

Core net interest income	2,171	169	2,340	773		3,113
Guaranty fee income (expense)	(421)	1,078	657	—		657
Fee and other income (expense), net	(144)	(26)	(170)	—		(170)
Credit-related income (expense)(1)	—	21	21	—		21
Administrative expenses	(119)	(265)	(384)	—		(384)
Purchased options expense under FAS 133.	—	—	—	(1,980	)(3)	(1,980)
Debt extinguishments gain (loss), net	24	—	24	—		24

Income before federal income taxes	1,511	977	2,488	(1,207)		1,281
Provision for federal income taxes	(430)	(162)	(592)	423	(4)	(169)

Net income	$1,081	$815	$1,896	$(784)		$1,112

	Three Months Ended June 30, 2003

				Reconciling Items
			Total Core	Related to
	Portfolio	Credit	Business	Purchased		Reported
	Investment	Guaranty	Earnings	Options		Results

Net interest income	$3,280	$221	$3,501	$—		$3,501
Purchased options amortization expense	(716)	—	(716)	716	(2)	—

Core net interest income	2,564	221	2,785	716		3,501
Guaranty fee income (expense)	(404)	1,036	632	—		632
Fee and other income (expense), net	231	1	232	—		232
Credit-related income (expense)(1)	—	(23)	(23)	—		(23)
Administrative expenses	(103)	(251)	(354)	—		(354)
Purchased options expense under FAS 133.	—	—	—	(1,883	)(3)	(1,883)
Debt extinguishments gain (loss), net	(740)	—	(740)	—		(740)

Income before federal income taxes	1,548	984	2,532	(1,167)		1,365
Provision for federal income taxes	(454)	(218)	(672)	409	(4)	(263)

Net income	$1,094	$766	$1,860	$(758)		$1,102

	Six Months Ended June 30, 2004

				Reconciling Items
			Total Core	Related to
	Portfolio	Credit	Business	Purchased		Reported
	Investment	Guaranty	Earnings	Options		Results

Net interest income	$5,989	$320	$6,309	$—		$6,309
Purchased options amortization expense	(1,548)	—	(1,548)	1,548	(2)	—

Core net interest income	4,441	320	4,761	1,548		6,309
Guaranty fee income (expense)	(884)	2,278	1,394	—		1,394
Fee and other income (expense), net	(102)	(66)	(168)	—		(168)
Credit-related income (expense)(1)	—	13	13	—		13
Administrative expenses	(232)	(535)	(767)	—		(767)
Purchased options expense under FAS 133.	—	—	—	(2,939	)(3)	(2,939)
Debt extinguishments gain (loss), net	(3)	—	(3)	—		(3)

Income before federal income taxes	3,220	2,010	5,230	(1,391)		3,839
Provision for federal income taxes	(937)	(377)	(1,314)	487	(4)	(827)

Net income	$2,283	$1,633	$3,916	$(904)		$3,012

	Six Months Ended June 30, 2003

				Reconciling Items
			Total Core	Related to
	Portfolio	Credit	Business	Purchased		Reported
	Investment	Guaranty	Earnings	Options		Results

Net interest income	$6,466	$403	$6,869	$—		$6,869
Purchased options amortization expense	(1,481)	—	(1,481)	1,481	(2)	—

Core net interest income	4,985	403	5,388	1,481		6,869
Guaranty fee income (expense)	(807)	1,986	1,179	—		1,179
Fee and other income (expense), net	353	(8)	345	—		345
Credit-related income (expense)(1)	—	(43)	(43)	—		(43)
Administrative expenses	(204)	(494)	(698)	—		(698)
Purchased options expense under FAS 133.	—	—	—	(2,508	)(3)	(2,508)
Debt extinguishments gain (loss), net	(1,132)	—	(1,132)	—		(1,132)

Income before federal income taxes	3,195	1,844	5,039	(1,027)		4,012
Provision for federal income taxes	(938)	(391)	(1,329)	359	(4)	(970)

Net income	$2,257	$1,453	$3,710	$(668)		$3,042

(1)	Credit-related income (expense) includes the income statement line items “Provision for losses” and “Foreclosed property income.”

(2)	Represents the amortization of purchased options premiums that we allocate to interest expense over the original expected life of the options. We include this amount in core business earnings instead of recording changes in the time value of purchased options because this treatment is more consistent with the accounting for the embedded options in our callable debt and the vast majority of our mortgages.

(3)	Represents changes in the fair value of the time value of purchased options recorded in accordance with FAS 133. We exclude this amount from our core business earnings measure because the period-to-period fluctuations in the time value portion of our options do not reflect the economics of our current risk management strategy, which generally is to hold our purchased options to maturity or exercise date. Consequently, we do not expect to realize the period-to-period fluctuations in time value.

(4)	Represents the net federal income tax effect of core business earnings adjustments based on the applicable federal income tax rate of 35 percent.

Core Taxable-Equivalent Revenues

Core taxable-equivalent revenues for the second quarter and first six months of 2004 decreased by 18 percent and 11 percent, respectively, from the same prior year periods, primarily due to a reduction in core net interest income that resulted from the compression of our net interest margin and a decline in fee and other income, which were partially offset by growth in guaranty fee income and an increase in tax credits from affordable housing investments. Table 5 shows the components of core taxable-equivalent revenues and provides a comparison between the three and six-month periods ended June 30, 2004 and 2003.

Table 5: Core Taxable-Equivalent Revenues

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2004	2003	% Change	2004	2003	% Change

	(Dollars in millions)

Net interest income	$3,113	$3,501	(11)%	$6,309	$6,869	(8)%
Guaranty fee income	657	632	4	1,394	1,179	18
Fee and other income (expense), net(1)	(170)	232	(173)	(168)	345	(149)

Total revenues	3,600	4,365	(18)	7,535	8,393	(10)
Taxable-equivalent adjustments:
Investment tax credits(2)	313	212	48	561	429	31
Tax-exempt investments(3)	119	119	—	238	242	(2)

Taxable-equivalent revenues	4,032	4,696	(14)	8,334	9,064	(8)
Purchased options amortization expense(4)	(773)	(716)	8	(1,548)	(1,481)	5

Core taxable-equivalent revenues	$3,259	$3,980	(18)	$6,786	$7,583	(11)

(1)	Includes net losses on certain tax-advantaged investments totaling $76 million and $52 million for the three months ended June 30, 2004 and 2003, respectively, and $156 million and $124 million for the six months ended June 30, 2004 and 2003, respectively.

(2)	Represents non-GAAP taxable-equivalent adjustments for tax credits related to losses on certain affordable housing tax-advantaged equity investments and other investment tax credits using the applicable federal income tax rate of 35 percent.

(3)	Represents non-GAAP adjustments to permit comparisons of yields on tax-exempt and taxable assets based on a 35 percent marginal tax rate.

(4)	Represents non-GAAP adjustment for amortization of purchased options premiums that would have been recorded prior to the adoption of FAS 133 in 2001.

Core Net Interest Income

Table 6 reconciles our non-GAAP taxable-equivalent core net interest income to reported net interest income and presents an analysis of our net interest margin. Our taxable-equivalent core net interest income and net interest margin are significantly different than our taxable-equivalent net interest income and net interest yield, which are based on our reported results, because our core measures include the amortization of our purchased options premiums over the original estimated life of the option.

Table 6: Net Interest Margin

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Dollars in millions)

Net interest income	$3,113	$3,501	$6,309	$6,869
Purchased options amortization expense(1)	(773)	(716)	(1,548)	(1,481)

Core net interest income	2,340	2,785	4,761	5,388
Taxable-equivalent adjustment on tax-exempt investments (2)	119	119	238	242

Taxable-equivalent core net interest income	$2,459	$2,904	$4,999	$5,630

Average balances:(3)
Interest-earning assets:(4)
Mortgage portfolio, net	$870,229	$808,215	$876,615	$806,510
Liquid investments	76,732	81,966	71,629	74,550

Total interest-earning assets	946,961	890,181	948,244	881,060
Interest-free funds(5)	(20,407)	(32,431)	(21,242)	(30,432)

Total interest-earning assets funded by debt	$926,554	$857,750	$927,002	$850,628

Interest-bearing liabilities:(6)
Short-term debt(7)	$272,263	$231,718	$270,470	$221,063
Long-term debt(8)	654,291	626,032	656,532	629,565

Total interest-bearing liabilities	$926,554	$857,750	$927,002	$850,628

Average interest rates:(2,3)
Interest-earning assets:
Mortgage portfolio, net	5.43%	6.07%	5.47%	6.17%
Liquid investments	1.39	1.66	1.40	1.74

Total interest-earning assets	5.10	5.66	5.16	5.80
Interest-free funds(5)	.14	.20	.13	.20

Total interest-earning assets and interest-free return	5.24	5.86	5.29	6.00

Interest-bearing liabilities:(6)
Short-term debt(7)	1.27	1.43	1.27	1.54
Long-term debt(8)	5.41	5.72	5.46	5.83

Total interest-bearing liabilities	4.20	4.56	4.24	4.72

Net interest margin, taxable-equivalent basis	1.04%	1.30%	1.05%	1.28%

(1)	Reflects non-GAAP adjustment for amortization of purchased options premiums.

(2)	Reflects non-GAAP adjustments to permit comparison of yields on tax-exempt and taxable assets based on 35 percent marginal tax rate.

(3)	Averages have been calculated on a monthly basis based on amortized cost.

(4)	Includes average balance of nonaccrual loans of $6.6 billion and $5.9 billion for the three months ended June 30, 2004 and 2003, respectively, and $6.6 billion and $5.8 billion for the six months ended June 30, 2004 and 2003, respectively.

(5)	Interest-free funds represent the portion of our investment portfolio funded by equity and non-interest bearing liabilities.

(6)	Classification of interest expense and interest-bearing liabilities as short-term or long-term is based on effective maturity or repricing date, taking into consideration the effect of derivative financial instruments. The cost of debt includes expense for the amortization of purchased options.

(7)	Short-term debt includes debt scheduled to reprice in one year or less, taking into consideration the effect of derivative instruments.

(8)	Long-term debt includes debt scheduled to reprice after one year, taking into consideration the effect of derivative instruments.

Core net interest income for the second quarter of 2004 fell by 16 percent from the second quarter of 2003 to $2.340 billion, driven by a 20 percent (26 basis points) decline in our net interest margin to 1.04 percent that was partially offset by a 6 percent increase in our average net investment balance. Core net interest income for the first six months of 2004 declined by 12 percent over the same year-ago period to $4.761 billion, driven by an 18 percent (23 basis points) decline in our net interest margin to 1.05 percent that was partially offset by an 8 percent increase in our average net investment balance.

Table 7 shows a rate/volume analysis of the changes in our core net interest income between the three and six-month periods ended June 30, 2004 and 2003.

Table 7: Rate/ Volume Analysis of Core Net Interest Income

		Attributable to
		Changes in(1)
	Increase
	(Decrease)	Volume	Rate

	(Dollars in millions)
Second Quarter 2004 vs. Second Quarter 2003
Interest income:
Mortgage portfolio	$(462)	$899	$(1,361)
Liquid investments	(75)	(21)	(54)

Total interest income	(537)	878	(1,415)

Interest expense:(2)
Short-term debt	53	115	(62)
Long-term debt	(202)	369	(571)

Total interest expense	(149)	484	(633)

Change in net interest income	$(388)	$394	$(782)

Change in purchased options amortization expense(3)	(57)

Change in core net interest income	(445)
Change in taxable-equivalent adjustment on tax-exempt investments(4)	—

Change in taxable-equivalent core net interest income	$(445)

First Six Months of 2004 vs. First Six Months of 2003
Interest income:
Mortgage portfolio	$(937)	$2,053	$(2,990)
Liquid investments	(152)	(24)	(128)

Total interest income	(1,089)	2,029	(3,118)

Interest expense:(2)
Short-term debt	16	292	(276)
Long-term debt	(545)	717	(1,262)

Total interest expense	(529)	1,009	(1,538)

Change in net interest income	$(560)	$1,020	$(1,580)

Change in purchased options amortization expense(3)	(67)

Change in core net interest income	(627)
Change in taxable-equivalent adjustment on tax-exempt investments(4)	(4)

Change in taxable-equivalent core net interest income	$(631)

(1)	Combined rate/volume variances, a third element of the calculation, are allocated to the rate and volume variances based on their relative size.

(2)	Classification of interest expense and interest-bearing liabilities as short-term or long-term is based on effective maturity or repricing date, taking into consideration the effect of derivative financial instruments.

(3)	Reflects non-GAAP adjustment for amortization of purchased options premiums that would have been recorded under GAAP prior to our adoption of FAS 133.

(4)	Reflects non-GAAP adjustments to permit comparison of yields on tax-exempt and taxable assets based on a 35 percent marginal tax rate.

The compression of our net interest margin in 2004 primarily reflects the decline in yield on our mortgage assets as higher coupon mortgages liquidated during the refinancing wave of 2003 and we purchased current coupon mortgages at lower yields. In addition, as the duration of our mortgage assets lengthened as a result of the rising interest rate environment, we extended the duration of our liabilities to offset the extended duration of our assets.

Based on recent trends in the market, including the continued spirited competition for mortgage assets and a shift by consumers to adjustable-rate mortgages that provide lower initial yields, we expect our net interest margin to compress further during the second half of 2004, and to move lower than we anticipated earlier in the year.

Business Segment Results

Portfolio Investment Business

Our Portfolio Investment business generated core business earnings of $1.081 billion in the second quarter of 2004, a decrease of 1 percent from the second quarter of 2003, and $2.283 billion for the first six months of 2003, an increase of 1 percent over the same prior year period. The $265 million of other-than-temporary impairment expense that we recorded during the second quarter of 2004 as a result of the change in our estimation process for identifying and recognizing other-than-temporary impairment affected the results of our Portfolio Investment business. Excluding the effect of this change in estimate, core business earnings for our Portfolio Investment business grew 15 percent for the second quarter and 9 percent for the first six months of 2004. The key factors that generally affect earnings growth for our Portfolio Investment business are growth in the average balance of our mortgage investments and the interest spread or margin that we earn on those investments. Our objective is to maintain a disciplined approach to growing our portfolio, purchasing mortgages when the spread between our cost of funds and the yield on mortgage assets is attractive and when supply is available in the market.

We experienced positive annualized mortgage portfolio growth for both the month of June 2004 and the second quarter of 2004, following two consecutive quarters and eight consecutive months of portfolio contraction. Our mortgage portfolio grew 5 percent on an annualized basis in the second quarter, reflecting modestly more attractive opportunities for mortgage investment throughout the quarter and a substantial decline in liquidations in June. For the first six months of 2004, our mortgage portfolio contracted by 2 percent on an annualized basis. In comparison, our mortgage portfolio contracted by 1 percent and grew by 5 percent on an annualized basis in the second quarter and first six months of 2003, respectively.

The substantial reduction in our net interest margin from the second quarter and first six months of 2003 was primarily attributable to the liquidation of higher coupon mortgages during the refinancing wave in the second half of 2003 and the purchase of current coupon mortgages at lower yields. The changing product mix of originations in our underlying market— to more hybrid ARMs and floating-rate securities— resulted in a change in the mix of business for our mortgage portfolio and also had an effect on our net interest margin. Hybrid ARMs and floating-rate securities have lower initial purchase spreads relative to 30-year fixed-rate products because of their reduced optionality. The purchase of these products, combined with the effects of a flatter yield curve, lowered our initial mortgage purchase spreads during the second quarter of 2004 and further reduced our net interest margin. Finally, rising interest rates during the second quarter of 2004 extended the duration of mortgage assets. Accordingly, we lengthened the duration of our liabilities.

Credit Guaranty Business

Our Credit Guaranty business generated core business earnings of $815 million in the second quarter of 2004, an increase of 6 percent over the second quarter of 2003, and $1.633 billion for the first six months of 2004, an increase of 12 percent over the same prior year period. Earnings growth in our Credit Guaranty business is driven largely by growth in guaranty fee income and management of credit-related losses. Guaranty fee income growth is affected by growth in average outstanding MBS (MBS held by investors other than Fannie Mae) and the guaranty fee rate we receive for guaranteeing the timely payment of principal and interest on outstanding MBS. Growth in outstanding MBS depends largely on the volume of mortgages made available for securitization and the perceived quality and value of our MBS in the secondary market.

Annualized growth in outstanding MBS slowed to 4 percent for the second quarter of 2004, reflecting lower refinance-driven volume, a substantial increase in the origination of higher-risk forms of hybrid ARMs, and heightened competition from private label issuers. Market share gains by private label issuers have been driven by an increased proportion of sub-prime and Alt-A securitized mortgages, including interest-only hybrid ARMs. The decline in our market share in the second quarter reflects our belief that current market pricing of some of these products does not adequately compensate for credit risk. Despite the slowdown in MBS growth during the second quarter, outstanding MBS expanded by 9 percent on an annualized basis for the first six months of 2004. In comparison, outstanding MBS grew by 56 percent and 44 percent on an annualized basis in the second quarter and first six months of 2003, respectively. Our effective guaranty fee rate declined during the second quarter of 2004 relative to the second quarter of 2003 as rising interest rates slowed the recognition of deferred fee income.

The effectiveness of the credit enhancement and risk sharing techniques employed by our Credit Guaranty business has been clearly evident in our credit-related performance during 2004, with credit-related losses continuing to be exceptionally low compared with historical experience. Because of the extremely low levels of losses in the first six months of 2004, we believe that total losses for the year— on a larger mortgage credit book of business— may be no higher than losses recorded in 2003.

PORTFOLIO INVESTMENT BUSINESS OPERATIONS

Our Portfolio Investment business has primary responsibility for Fannie Mae’s investing and funding activities and managing our interest rate risk.

Investments

Mortgage Portfolio

Table 8 summarizes mortgage portfolio activity on a gross basis and compares the average yields for the three and six-month periods ended June 30, 2004 and 2003 of mortgage purchases and liquidations. Our net interest yield and margin have contracted in 2004, partly due to the purchase of lower coupon mortgages and the liquidation of higher coupon mortgages as reflected in Table 8. Table 9 shows the distribution of Fannie Mae’s mortgage portfolio by product type at June 30, 2004 and December 31, 2003.

Table 8: Mortgage Portfolio Activity(1)

	Purchases		Sales		Repayments(2)

	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,

	2004	2003	2004	2003	2004	2003

	(Dollars in millions)

Single-family	$86,234	$125,497	$4,148	$5,425	$75,277	$125,452
Multifamily	5,065	2,463	15	—	1,509	494

Total	$91,299	$127,960	$4,163	$5,425	$76,786	$125,946

Average net yield	4.45%	5.09%			5.73%	6.45%
Annualized repayments as a percentage of average gross mortgage portfolio					34.8%	61.8%

	Purchases		Sales		Repayments(2)

	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,

	2004	2003	2004	2003	2004	2003

Single-family	$125,470	$255,334	$8,522	$6,696	$128,362	$230,506
Multifamily	6,833	4,631	15	—	2,560	1,048

Total	$132,303	$259,965	$8,537	$6,696	$130,922	$231,554

Average net yield	4.41%	5.22%			5.81%	6.52%
Annualized repayments as a percentage of average gross mortgage portfolio					29.6%	57.1%

(1)	Excludes premiums, discounts, and other deferred price adjustments.

(2)	Includes mortgage loan prepayments, scheduled amortization, and foreclosures.

Table 9: Mortgage Portfolio Composition(1)

	June 30,	December 31,
	2004	2003

	(Dollars in millions)
Mortgages

Single-family:
Government insured or guaranteed	$8,328	$7,063

Conventional:
Long-term, fixed-rate	120,047	119,877
Intermediate-term, fixed-rate(2)	72,661	75,015
Adjustable-rate	15,172	13,185

Total conventional single-family	207,880	208,077

Total single-family	216,208	215,140

Multifamily:
Government insured or guaranteed	986	1,091
Conventional	21,679	18,475

Total multifamily	22,665	19,566

Total mortgages	$238,873	$234,706

Mortgage-related securities

Single-family:
Government insured or guaranteed	$18,502	$21,267

Conventional:
Long-term, fixed-rate	473,318	507,661
Intermediate-term, fixed-rate(2)	74,526	83,366
Adjustable-rate	66,561	35,564

Total conventional single-family	614,405	626,591

Total single-family	632,907	647,858

Multifamily:
Government insured or guaranteed	11,017	10,150
Conventional	9,506	9,231

Total multifamily	20,523	19,381

Total mortgage-related securities	$653,430	$667,239

Mortgage portfolio, net

Single-family:
Government insured or guaranteed	$26,830	$28,330

Conventional:
Long-term, fixed-rate	593,365	627,538
Intermediate-term, fixed-rate(2)	147,187	158,381
Adjustable-rate	81,733	48,749

Total conventional single-family	822,285	834,668

Total single-family	849,115	862,998

Multifamily:
Government insured or guaranteed	12,003	11,241
Conventional	31,185	27,706

Total multifamily	43,188	38,947

Total mortgage portfolio	892,303	901,945
Unamortized premium, (discount), and deferred price adjustments, net(3)	(837)	(58)
Allowance for loan losses(4)	(80)	(85)

Mortgage portfolio, net	$891,386	$901,802

Average net yield on mortgage portfolio, net	5.38%	5.54%

(1)	Data reflects unpaid principal balance adjusted to include mark-to-market gains and losses on available-for-sale securities and any other-than-temporary impairment.

(2)	Intermediate-term, fixed-rate consists of portfolio loans with contractual maturities at purchase equal to or less than 20 years and MBS and other mortgage-related securities held in portfolio with maturities of 15 years or less at issue date.

(3)	Includes net unamortized discounts of $1,717 million at June 30, 2004 and $1,292 million at December 31, 2003 related to available- for-sale and held-to-maturity mortgage-related securities.

(4)	Guaranty liability for probable losses on loans underlying Fannie Mae guaranteed MBS is included on our balance sheet in “Guaranty liability for MBS.”

Our mortgage portfolio includes mortgage-related securities backed by manufactured housing loans that were issued by entities other than Fannie Mae. In addition, to a limited extent, we acquired mortgage-related securities that were backed by manufactured housing loans and issued by entities other than Fannie

Mae for securitization into REMIC securities issued and guaranteed by Fannie Mae. When we began investing in and guaranteeing manufactured housing securities, we did so with significant credit enhancements on these investments, including bond insurance and subordination. Table 10 presents the book values or notional balances of these securities at June 30, 2004 and December 31, 2003 and compares the credit ratings of the underlying securities (or for insured securities, the credit rating of the financial institution providing credit enhancement) at each date. Where ratings differ among the major rating agencies, we have used the lowest rating.

Table 10: Credit Ratings of Private Label Mortgage-Related Securities Secured by Manufactured Housing Loans

	June 30, 2004				December 31, 2003

	Book Value or Notional Balance(1)				Book Value or Notional Balance(1)

	Portfolio	Guaranteed		% of	Portfolio	Guaranteed		% of
Credit ratings:	Securities(2)	Securities(3)	Total	Total	Securities(2)	Securities(3)	Total	Total

	(Dollars in millions)
Investment grade:
AAA/ Aaa	$1,646	$77	$1,723	24.41%	$2,058	$90	$2,148	26.85%
AA+/ Aa1 to AA-/ Aa3	980	102	1,082	15.33	1,259	195	1,454	18.18
A+/ A1 to A-/ A3	584	137	721	10.22	593	112	705	8.81
BBB+/ Baa1 to BBB-/ Baa3	1,723	59	1,782	25.25	2,506	15	2,521	31.51

Total investment grade securities	4,933	375	5,308	75.21	6,416	412	6,828	85.35

Non-investment grade:
BB+/ Ba1 to BB-/ Ba3	257	—	257	3.64	474	—	474	5.93
B+/ B1 to B-/ B3	1,389	33	1,422	20.15	633	52	685	8.56
CCC+/ Caa1 to CCC-/ Caa3	35	33	68	.96	—	13	13	.16
CC/ Ca	3	—	3	.04	—	—	—	—

Total non-investment grade securities	1,684	66	1,750	24.79	1,107	65	1,172	14.65

Total securities	$6,617	$441	$7,058	100.00%	$7,523	$477	$8,000	100.00%

(1)	Book value represents unpaid principal balance adjusted for unamortized premium/discounts and other-than-temporary impairment.

(2)	Amount reflects book value. These securities are included on the balance sheet in Fannie Mae’s mortgage portfolio.

(3)	Amount reflects notional balance. These securities are included in outstanding MBS held by other investors. We maintain a guaranty liability for estimated losses on Fannie Mae guaranteed securities.

We owned or guaranteed manufactured housing securities with a book value (for securities held in our portfolio) or notional amount (for REMIC securities we have guaranteed) totaling $7.1 billion at June 30, 2004, compared with $8.0 billion at December 31, 2003. The decrease in the balance from the end of 2003 resulted from $597 million of principal payments and amortization of deferred price adjustments, $91 million in sales, and $261 million of other-than-temporary impairment, which was partially offset by the accretion of $7 million into interest income related to securities for which other-than-temporary impairment was recognized.

At June 30, 2004 and December 31, 2003, approximately 70 percent of these securities were serviced by Green Tree Investment Holdings LLC (during 2003, Green Tree Investment Holdings LLC succeeded Conseco Finance Corp. as servicer). At the end of 2002, substantially all of these securities had investment grade ratings. Due to weakness in the manufactured housing sector and financial difficulties experienced by certain manufactured housing loan servicers, the major ratings agencies have downgraded many of these securities since 2002. As a result of credit downgrades during the first six months of 2004, the percentage of securities rated investment grade or better was 75 percent and 74 percent as of June 30, 2004 and March 31, 2004, respectively, down from 85 percent as of December 31, 2003. Subsequent to June 30, 2004, additional credit downgrades reduced the percentage of securities we own or guarantee rated investment grade or better to 72 percent as of July 20, 2004, which may result in the recognition of additional other-than-temporary impairment expense based on our revised estimation process.

In response to the rating downgrades over the last two years and general condition of the manufactured housing sector, we have regularly assessed the recoverability of scheduled principal and interest amounts on certain of these securities to determine if any were other-than-temporarily impaired. We recorded, as a component of fee and other income, other-than-temporary impairment expense on certain of these securities included in our portfolio of $250 million and $261 million in the second quarter and first six months of 2004, respectively, primarily due to the change in our other-than-temporary impairment estimation process in the second quarter of 2004. We recognized no other-than-temporary impairment on manufactured housing securities during the second quarter of 2003 and $67 million for the first six months of 2003. Since the downgrades of these securities began in 2002, we have recognized other-than-temporary impairment of $466 million on our investments in manufactured housing securities, of which $133 million relates to bonds that were subsequently sold at a net gain of $9 million because of the subsequent recovery of a portion of previously recognized other-than-temporary impairment expense.

We continue to rigorously monitor these securities and assess appropriate risk factors to determine the need to record any additional impairment. Despite recent downgrades, the market liquidity and price performance of the manufactured housing bond sector has shown signs of improvements since the end of 2003. However, changes in events or circumstances, such as the performance of the underlying manufactured housing loan collateral and the financial strength of servicers, will influence future credit ratings and may affect market prices or our projected cash flow analyses. See “MD&A—Critical Accounting Policies and Estimates— Other-Than-Temporary Impairment” for a discussion of our revised process for estimating other-than-temporary impairment that we adopted in the second quarter of 2004.

Mortgage Commitments

As a result of our July 1, 2003 adoption of Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“FAS 149”), we are required to account for the majority of our commitments to purchase mortgage loans and to purchase or sell mortgage-related securities, which we enter into in the normal course of business, as derivatives. Table 11 shows the fair value, outstanding notional amount, and average remaining contractual maturity of outstanding mortgage commitments at June 30, 2004 and December 31, 2003 that are accounted for as derivatives and recorded on our balance sheet.

Table 11: Mortgage Commitments

	June 30, 2004				December 31, 2003

				Average				Average
	Change in			Remaining	Change in			Remaining
	Fair	Notional		Contractual	Fair	Notional		Contractual
	Value(1)	Amount		Maturity	Value(1)	Amount		Maturity

(Dollars in millions)
Forward mortgage loan and mortgage-related security purchase commitments	$137	$27,755	(2)	26 days	$103	$18,372	(2)	24 days
Forward mortgage-related security sell commitments	(121)	15,147	(3)	31	(145)	20,120	(3)	28

(1)	Represents change in fair value of the commitment since contractual date of the commitment. Included in our balance sheet under either “Derivatives in gain positions” or “Derivatives in loss positions.”

(2)	Includes $10,796 million and $13,389 million at June 30, 2004 and December 31, 2003, respectively, of purchase commitments not designated for our mortgage portfolio.

(3)	Includes $13,359 million and $18,070 million at June 30, 2004 and December 31, 2003, respectively, of sell commitments related to mortgage assets designated for securitization.

We also enter mortgage commitments that are not accounted for as derivatives under FAS 149, primarily master delivery commitments and optional portfolio purchase commitments. Under master delivery commitment agreements, lenders are required to either deliver loans to Fannie Mae for securitization or to enter into mandatory commitments to sell loans or mortgage-related securities to Fannie Mae. Once a lender elects under a master delivery commitment to enter into a mandatory commitment to sell loans or mortgage securities to Fannie Mae, we account for our purchase obligation under the mandatory commitment as a derivative pursuant to FAS 149. Table 12 shows the outstanding balance of these commitments at June 30, 2004 and December 31, 2003.

Table 12: Master Delivery and Optional Purchase Commitments

	June 30,	December 31,
	2004	2003

	(Dollars in billions)
Master delivery commitments:(1)
Mandatory	$48	$60
Optional	15	19
Optional portfolio purchase commitments	7	5

(1)	Master delivery commitments either require or permit lenders to either deliver loans to us for securitization or enter into a mandatory commitment to deliver loans or mortgage-related securities to us for purchase. These arrangements are off-balance sheet and not accounted for as derivatives unless we enter into a mandatory purchase commitment.

Liquid Investments

Our liquid investments include cash and cash equivalents, nonmortgage investments, and mortgage assets designated for securitization. Our liquid investments totaled $52 billion at June 30, 2004, compared with $66 billion at December 31, 2003. Nonmortgage investments, which account for the majority of our liquid investments, totaled $49 billion at June 30, 2004 and $59 billion at December 31, 2003. We met our voluntary commitment to maintain more than 5 percent of on-balance sheet assets in high-quality, liquid assets with a ratio of liquid assets to total assets of 5.2 percent at June 30, 2004 compared with 6.5 percent at December 31, 2003.

Table 13 shows the composition, weighted-average maturities, and credit ratings of our held-to-maturity and available-for-sale nonmortgage investments at June 30, 2004 and December 31, 2003.

Table 13: Nonmortgage Investments

	June 30, 2004

					Weighted
		Gross	Gross		Average
	Amortized	Unrealized	Unrealized	Fair	Maturity	% Rated A
	Cost	Gains	Losses	Value	in Months	or Better

	(Dollars in millions)

Held-to-maturity	$5,516	$—	$—	$5,516	.7	100.0%
Available-for-sale	43,376	47	(66)	43,357	20.6	98.4

Total	$48,892	$47	$(66)	$48,873	18.3	98.6%

	December 31, 2003

					Weighted
		Gross	Gross		Average
	Amortized	Unrealized	Unrealized	Fair	Maturity	% Rated A
	Cost	Gains	Losses	Value	in Months	or Better

Held-to-maturity	$6,822	$—	$—	$6,822	.4	100.0%
Available-for-sale	52,605	89	(23)	52,671	15.2	97.7

Total	$59,427	$89	$(23)	$59,493	13.5	98.0%

Funding

As part of our interest rate risk management strategy, our Portfolio Investment business issues a variety of noncallable and callable debt securities in the global capital markets in a wide range of maturities to meet our large and consistent funding needs. We use derivative instruments to supplement our issuance of debt in the capital markets and manage interest rate risk.

Debt Securities

Total debt outstanding decreased $22 billion to $940 billion at June 30, 2004 from $962 billion at December 31, 2003. We rely on the issuance of debt securities to fund the purchase of mortgage assets. Generally as growth in our mortgage portfolio slows as in the first six months of 2004 we reduce the level of debt issued. Table 14 compares debt issuances and repayments between the three and six-month periods ended June 30, 2004 and 2003.

Table 14: Debt Activity

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Dollars in millions)
Issued:
Amount	$453,298	$686,729	$983,617	$1,337,602
Average cost	1.84%	1.23%	1.36%	1.32%
Redeemed:
Amount	$453,473	$679,863	$1,002,826	$1,308,238
Average cost	1.56%	1.78%	1.63%	1.75%

Derivative Instruments

Derivatives are important in helping us to manage interest rate risk, supplement our issuance of debt in the global capital markets, add risk management features not obtainable in the debt market, and efficiently rebalance our portfolio. We use only the most straightforward types of derivatives. The principal derivatives we use are priced in deep and liquid markets and are therefore relatively easy to value and evaluate. We do not take speculative positions with derivatives or any other financial instrument. We have derivative transaction policies and controls to minimize our derivative counterparty risk.

Summary of 2004 Derivative Activity

Table 15 shows the additions and maturities of derivatives by type during the first six months of 2004, along with the stated maturities of derivatives outstanding at June 30, 2004.

Table 15: Activity and Maturity Data for Derivative Instruments(1)

	Pay-Fixed/
	Receive-Variable Swaps(2)
				Receive-Fixed/			Forward
		Pay	Receive	Pay-Variable	Basis	Caps and	Starting
	Amount	Rate(3)	Rate(3)	Swaps	Swaps	Swaptions	Swaps	Other(4)	Total

	(Dollars in millions)
Notional balance at January 1, 2004	$335,102	4.73%	1.17%	$202,479	$32,260	$435,525	$30,475	$4,755	$1,040,596
Additions	79,747	4.20	1.28	121,693	26,200	45,075	57,956	4,066	334,737
Maturities(5)	(114,235)	4.71	1.15	(137,112)	(12,510)	(49,800)	(57,125)	(2,974)	(373,756)

Notional balance at June 30, 2004	$300,614	4.63%	1.23%	$187,060	$45,950	$430,800	$31,306	$5,847	$1,001,577

Future maturities of notional amounts:(6)
2004	$5,765	5.90%	1.18%	$21,298	$15,375	$50,895	$11,756	$1,445	$106,534
2005	23,695	3.46	1.20	45,063	28,750	94,850	12,200	223	204,781
2006	22,845	3.87	1.20	18,925	200	41,625	4,550	100	88,245
2007	18,970	4.14	1.22	26,110	200	19,200	1,400	2,034	67,914
2008	48,550	3.47	1.24	15,885	—	22,550	—	903	87,888
Thereafter	180,789	5.21	1.24	59,779	1,425	201,680	1,400	1,142	446,215

Total	$300,614	4.63%	1.23%	$187,060	$45,950	$430,800	$31,306	$5,847	$1,001,577

(1)	Excludes mortgage commitments accounted for as derivatives under FAS 149. Dollars represent notional amounts that indicate only the amount on which payments are being calculated and do not represent the amount at risk of loss.

(2)	Notional amounts include callable swaps of $19 billion with weighted-average pay rates of 7.00 percent and weighted-average receive rates of 1.22 percent at June 30, 2004. This amount may include other risk management derivatives.

(3)	The weighted-average interest rate payable and receivable is as of the date indicated. The interest rates of the swaps may be variable rates, so these rates may change as prevailing interest rates change.

(4)	Includes foreign currency swaps and other derivative instruments that provide an economic hedge against interest rate fluctuations.

(5)	Includes matured, called, exercised, and terminated amounts.

(6)	Based on stated maturities. Assumes that variable interest rates remain constant at June 30, 2004 levels.

We decreased the outstanding notional balance of derivatives by $39 billion to $1,002 billion at June 30, 2004 from $1,041 billion at December 31, 2003. The decline in outstanding derivatives resulted primarily from normal portfolio rebalancing activities and the termination of pay-fixed and receive-fixed swap positions with matching durations.

Effect of Derivatives on Our Debt Securities

We use derivatives to change the term, cost, or optionality of our debt. Table 16 reconciles the redemption amounts of variable and fixed-rate debt before and after the use of derivatives at June 30, 2004 and shows how each derivative instrument transforms the characteristics of our debt from one category to another.

Table 16: Effect of Derivatives on Outstanding Debt

		Effect of Derivatives on Outstanding Debt(2)

	Outstanding	Pay-Fixed/				Pay-Fixed/	Receive-
	Debt(1)	Receive	Receive-Fixed/			Receive	Fixed/		Total	Effective
	June 30,	Variable	Pay Variable	Basis		Variable	Pay Variable		Derivative	Debt June
	2004	Swaps	Swaps	Swaps	Caps	Swaptions	Swaptions	Other(5)	Effect	30, 2004

	(Dollars in millions)
Variable-rate debt:(3)
With options	$9,469	$—	$(100)	$(2,720)	$129,950	$156,855	$—	$—	$283,985	$293,454
Without options	385,293	(294,914)	152,323	2,720	(129,950)	(156,855)	—	—	(426,676)	(41,383)

Total variable rate	394,762	(294,914)	152,223	—	—	—	—	—	(142,691)	252,071

Fixed-rate debt:(4)
With options	211,012	18,385	(19,105)	—	—	—	143,995	—	143,275	354,287
Without options	331,404	276,529	(133,118)	—	—	—	(143,995)	—	(584)	330,820

Total fixed rate	542,416	294,914	(152,223)	—	—	—	—	—	142,691	685,107

Total debt	$937,178	$—	$—	$—	$—	$—	$—	$—	$—	$937,178

Total debt:
With options	$220,481	$18,385	$(19,205)	$(2,720)	$129,950	$156,855	$143,995	$—	$427,260	$647,741
Without options	716,697	(18,385)	19,205	2,720	(129,950)	(156,855)	(143,995)	—	(427,260)	289,437

Total debt	$937,178	$—	$—	$—	$—	$—	$—	$—	$—	$937,178

Option-based debt as percentage of net mortgage portfolio	25%									73%

Outstanding derivatives:
That affect debt classification		$294,914	$152,223	$2,720	$129,950	$156,855	$143,995	$—	$880,657
That do not affect debt classification		—	28,800	40,849	—	—	—	37,120	106,769
Other risk management derivatives		5,700	6,037	2,381	—	—	—	33	14,151

Total outstanding derivatives		$300,614	$187,060	$45,950	$129,950	$156,855	$143,995	$37,153	$1,001,577

(1)	Outstanding debt amount represents the redemption value, which excludes the effects of currency adjustments, FAS 133 debt basis adjustments, and unamortized premiums, discounts, issuance costs, and hedging results.

(2)	Derivative amounts reflect the notional balance on which underlying interest payments are calculated and do not represent our risk of loss.

(3)	Variable-rate debt reflects the amount of debt scheduled to reprice or mature in one year or less.

(4)	Fixed-rate debt reflects the amount of debt scheduled to reprice or mature after one year.

(5)	Includes forward starting swaps, foreign currency swaps, and other derivative instruments that provide a hedge against interest rate fluctuations.

Table 17 categorizes our outstanding debt between variable rate and fixed rate and compares the outstanding redemption amount, effective term to repricing, and cost of our variable-rate and fixed-rate debt after considering the effect of derivatives at June 30, 2004 and December 31, 2003. Table 18 shows the maturities and cost of our effective long-term debt. The redemption amount of our debt presented in Tables 16, 17, and 18 differs from the debt amounts reported on our balance sheet because it excludes the effects of currency adjustments, FAS 133 debt basis adjustments, and unamortized premiums, discounts, issuance costs, and hedging results.

Table 17: Effective Variable-Rate and Fixed-Rate Debt

	June 30,	December 31,
	2004	2003

	(Dollars in millions)
Outstanding:
Variable-rate debt:(1)
Redemption amount(3)	$252,071	$258,145
Effective cost at month end	1.33%	1.25%
Effective term to repricing (in months)	2	3
Percent of total debt outstanding	27%	27%
Fixed-rate debt:(2)
Redemption amount(3)	$685,107	$698,012
Effective cost at month end	4.92%	5.26%
Effective term to repricing (in months)	76	78
Percent of total debt outstanding	73%	73%
Total:
Redemption amount(3)	$937,178	$956,157
Effective cost at month end	3.95%	4.18%
Effective term to repricing (in months)	56	58

(1)	Variable-rate debt reflects the amount of debt scheduled to reprice in one year or less, taking into consideration the effect of derivative instruments.

(2)	Fixed-rate debt reflects the amount of debt scheduled to reprice after one year, taking into consideration the effect of derivative instruments.

(3)	Outstanding debt amount represents the redemption value, which excludes the effects of currency adjustments, FAS 133 debt basis adjustments, and unamortized premiums, discounts, issuance costs, and hedging results.

Table 18: Maturities of Effective Long-Term Debt

			Assuming Callable Debt
	Contractual Maturity		Redeemed at Initial Call Date

	Amount	Accounting	Amount	Accounting
	Outstanding(1)	Cost(2)	Outstanding(1)	Cost(2)

	(Dollars in millions)
Currently Callable	$—	—%	$56,104	4.13%
2004	27,434	5.87	121,352	4.62
2005	75,354	3.83	149,505	4.61
2006	98,066	3.42	110,550	4.59
2007	70,511	4.36	65,788	5.53
2008 and later	413,742	5.18	181,808	4.84

Effective long-term debt before pay-fixed swaption effect	685,107	4.72	685,107	4.72
Pay-fixed swaption effect	—	.20	—	.20

Total effective long-term debt	$685,107	4.92%	$685,107	4.92%

(1)	Amount outstanding includes long-term debt, effective fixed-rate debt, and notional amount of long-term interest rate swaps. Also includes debt linked to swaptions, which transforms it into effective callable debt. Excludes effective variable-rate debt.

(2)	Accounting cost represents the monthly equivalent yield that discounts the amount due at maturity to the net proceeds over the expected life of the debt. Includes the effect of pay-fixed and receive-fixed swaps.

Table 19 reconciles the redemption amount of our debt to the total debt reported on our balance sheet.

Table 19: Reconciliation of Debt Redemption Amount to Total Reported Debt

	June 30,	December 31,
	2004	2003

	(Dollars in millions)

Debt redemption amount	$937,178	$956,157
FAS 133 and other basis adjustments(1)	4,464	7,584
Other debt adjustments(2)	(1,974)	(2,009)

Total reported debt(3)	$939,668	$961,732

(1)	FAS 133 and other basis adjustments include changes in market value of fair value hedges of our debt and adjustment for foreign currency translation.

(2)	Other debt adjustments include unamortized premiums, discounts, issuance costs, and hedging results.

(3)	Represents total debt reported on Fannie Mae’s balance sheet. Amount is based on unamortized book value, which includes the effect of currency adjustments, FAS 133 debt basis adjustments, and unamortized premiums, discounts, issuance costs, and hedging results.

Our use of derivatives had the following impact on Fannie Mae’s debt portfolio:

•	Interest rate swaps lengthened the weighted-average final maturity of our outstanding debt by 22 months at June 30, 2004 and December 31, 2003. The weighted-average final maturity of our outstanding debt including the effect of derivatives was 56 months at June 30, 2004 and 58 months at December 31, 2003.

•	Variable-rate debt totaled $395 billion at June 30, 2004 based on the redemption amount. Pay-fixed interest rate swaps helped in reducing our variable-rate debt by 36 percent to $252 billion at June 30, 2004. Most of our variable-rate debt has options associated with it to protect us against increases in interest rates.

•	Without the use of derivatives, the percent of option-based debt financing our net mortgage portfolio would have been only 25 percent at June 30, 2004 and 27 percent at December 31, 2003. With derivatives, we increased the percentage of option-based debt financing our net mortgage portfolio to 73 percent at June 30, 2004 and 72 percent at the end of 2003. The percentages of option-based debt funding our net mortgage portfolio at June 30, 2004 and the end of 2003 are consistent with our general target of maintaining a ratio of optionality in our effective debt to the optionality on new mortgage portfolio business in a range of 50 to 60 percent. The value of an option-based instrument with the same notional or face amount, which is the basis for calculating the percent of option-based debt financing our mortgage portfolio, will differ based on the characteristics of the options. Because the characteristics of our debt options will vary based on our risk management needs, the percentage of the option-based debt financing our mortgage portfolio will change over time.

Credit Exposure from Derivatives

The primary credit exposure that we have on a derivative transaction is that a counterparty might default on payments due, which could result in our having to acquire a replacement derivative from a different counterparty at a higher cost. Notional amount is a commonly used measure of volume in the derivatives market. It generally represents the amount on which interest is calculated, but does not represent the amounts due to or from a counterparty. Therefore, the notional amount is significantly greater than the potential market or credit loss that could result from such transactions. The replacement cost to settle at current market prices all outstanding derivative contracts in a gain position, after consideration of offsetting agreements such as master netting agreements and collateral held, is a more meaningful measure of our credit exposure on derivatives. Table 20 shows the credit exposure on our outstanding derivatives at June 30, 2004 and December 31, 2003, by maturity and counterparty credit ratings on this basis.

Table 20: Credit Loss Exposure of Derivative Instruments(1)

	June 30, 2004				December 31, 2003

	Credit Rating				Credit Rating

	AAA	AA	A	Total	AAA	AA	A	Total

	(Dollars in millions)
Credit loss exposure:(2)
Less than 1 year	$—	$121	$190	$311	$—	$91	$64	$155
1 to 5 years	—	1,669	1,767	3,436	—	1,261	290	1,551
Over 5 years	32	3,588	3,213	6,833	37	2,586	3,335	5,958

Subtotal	32	5,378	5,170	10,580	37	3,938	3,689	7,664
Maturity distribution netting(3)	(10)	(43)	(778)	(831)	(20)	(369)	(146)	(535)

Exposure	22	5,335	4,392	9,749	17	3,569	3,543	7,129
Collateral held(4)	—	4,950	4,265	9,215	—	3,184	3,431	6,615

Exposure net of collateral	$22	$385	$127	$534	$17	$385	$112	$514

Additional information:
Notional amount(5)	$1,557	$457,563	$542,457	$1,001,577	$1,807	$491,386	$547,403	$1,040,596
Number of counterparties	3	12	8	23	3	12	8	23

(1)	Excludes mortgage commitments accounted for as derivatives under FAS 149.

(2)	Represents the exposure to credit loss on derivative instruments, which is estimated by calculating the cost, on a present value basis, to replace all outstanding contracts in a gain position. Derivative gains and losses with the same counterparty in the same maturity category are presented net within the maturity category where a legal right of offset exists under an enforceable master settlement agreement.

(3)	Represents impact of netting of derivatives in a gain position and derivatives in a loss position for the same counterparty across maturity categories.

(4)	We held collateral of $9.215 billion and $6.615 billion on our derivative contracts at June 30, 2004 and December 31, 2003, respectively. Based on our counterparties’ credit exposure to Fannie Mae at June 30, 2004, we did not post any collateral. We posted collateral of $151 million related to our counterparties’ credit exposure to Fannie Mae at December 31, 2003.

(5)	Reflects notional amounts, which only indicates the amount on which payments are being calculated and does not represent the amount at risk of loss.

Our derivative credit exposure, after consideration of the value of collateral held, was $534 million at June 30, 2004 compared with $514 million at December 31, 2003. We expect the credit exposure on derivative contracts to fluctuate with changes in interest rates, implied volatility, and the collateral thresholds of the counterparties. Assuming the highly unlikely event that all of the derivative counterparties to which Fannie Mae was exposed at June 30, 2004 were to default simultaneously, it would have cost an estimated $534 million to replace the economic value of those contracts. This replacement cost represents approximately 7 percent of our annualized pre-tax reported income for the first six months of 2004.

At June 30, 2004, 61 percent of our net exposure of $534 million after consideration of collateral held was with six counterparties rated AA or better by S&P and Aa or better by Moody’s. The percentage of our net exposure with each of these six counterparties ranged from 7 to 15 percent, or $37 million to $81 million. At December 31, 2003, 71 percent of our net exposure after consideration of collateral held of $514 million was with six counterparties rated AA or better by S&P and Aa or better by Moody’s.

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

Accounting for Derivatives

Table 21 shows the notional amounts and fair values of our derivatives by type as of June 30, 2004 and December 31, 2003, based on the hedge classification. This table does not include mortgage commitments that are accounted for as derivatives.

Table 21: Notional and Fair Value of Derivatives by Hedge Designation(1)

	June 30, 2004		December 31, 2003

	Notional	Net	Notional	Net
	Amounts	Values(2)	Amounts	Values(2)

	(Dollars in millions)
Cash flow hedges:
Pay-fixed swaps	$261,036	$(2,389)	$300,536	$(11,400)
Receive-fixed swaps	82,355	642	148,923	1,510
Basis swaps	43,569	5	32,260	(2)
Caps and swaptions(3)	368,076	2,720	358,551	2,361
Forward starting swaps	30,710	(37)	30,475	(193)
Other(4)	921	9	854	12

	786,667	950	871,599	(7,712)

Fair value hedges:
Pay-fixed swaps	33,878	37	34,566	(529)
Receive-fixed swaps	98,668	1,618	53,556	1,894
Receive-fixed swaptions(3)	62,724	2,168	76,974	4,429
Forward starting swaps	596	—	—	—
Other(4)	4,893	301	3,858	412

	200,759	4,124	168,954	6,206

Other risk management derivatives:
Pay-fixed swaps	5,700	(187)	—	—
Receive-fixed swaps	6,037	(206)	—	—
Basis swaps	2,381	(3)	—	—
Other(4)	33	—	43	—

	14,151	(396)	43	—

Purchased options time value(3)	—	6,287	—	8,139

Total	$1,001,577	$10,965	$1,040,596	$6,633

(1)	Excludes mortgage commitments accounted for as derivatives under FAS 149.

(2)	Based on end of period values, estimated by calculating the cost, on a net present value basis, to settle at current market rates all outstanding derivative contracts.

(3)	The net value reflected for caps and swaptions reflects only the intrinsic value. The time value is presented separately because we exclude the time value of purchased options from our assessment of hedge effectiveness under FAS 133 and record changes in the time value of purchased options in earnings.

(4)	Includes foreign currency swaps and other derivative instruments that provide a hedge against interest rate fluctuations.

Under FAS 133, we recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. FAS 133 requires that all derivatives be marked to market through earnings unless the derivative is designated and qualifies for hedge accounting. Subject to certain qualifying conditions, we may designate a derivative as either a hedge of the cash flows of a variable-rate instrument or anticipated transaction (cash flow hedge) or a hedge of the fair value of a fixed-rate instrument (fair value hedge). For a derivative designated as a cash flow hedge, we report fair value gains or losses in a separate component of accumulated other comprehensive income (“AOCI”), net of deferred taxes, in stockholders’ equity to the extent the hedge is effective. We recognize these fair value gains or losses in earnings during the period(s) in which the hedged cash flow affects earnings. For a derivative designated as a fair value hedge, we report fair value gains or losses on the derivative in earnings along with fair value gains or losses on the hedged item attributable to the risk being hedged. For a derivative not designated as a hedge, not qualifying as a hedge, or components of a derivative that are excluded from any hedge effectiveness assessment, we report fair value gains and losses through earnings.

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

FAS 133 imposes hedge effectiveness, documentation, and testing criteria that must be met to qualify for hedge accounting. Beginning January 2004, as part of our routine and ongoing assessment of Fannie Mae’s accounting and business practices, we expanded our classification of derivatives not designated for hedge accounting under FAS 133. Even though these derivatives are not designated for hedge accounting, they are subject to Fannie Mae’s risk management controls that govern their use, purpose, credit exposure and financial reporting. As shown in Table 21, we refer to this category of derivatives as “other risk management derivatives.” This additional classification provides our Portfolio Investment business with increased flexibility and operational efficiency in executing risk management actions. The accounting effect is that we are required under FAS 133 to report changes in the fair value of our other risk management derivatives in earnings. However, because these transactions are economically matched, we anticipate that the gains and losses will largely offset and not have a material impact on our reported net income or core business earnings. Table 22 shows activity related to our other risk management derivatives during the first six months of 2004.

Table 22: Other Risk Management Derivatives Activity(1)

	Pay-Fixed/	Receive-Fixed/			Forward
	Receive Variable	Pay Variable	Basis		Starting
	Swaps	Swaps	Swaps	Swaptions	Swaps	Other(2)	Total

	(Dollars in millions)
Notional balance at December 31, 2003	$—	$—	$—	$—	$—	$43	$43
Additions	—	1,100	—	—	5,350	—	6,450
Transfers(3)	55,152	52,010	2,951	500	—	—	110,613
Maturities(4)	(31,718)	(34,325)	—	—	—	(5)	(66,048)

Notional balance at March 31, 2004	23,434	18,785	2,951	500	5,350	38	51,058
Additions	250	5,365	—	—	2,075	—	7,690
Transfers(3)	11,200	7,807	7	125	—	—	19,139
Maturities(4)	(29,184)	(25,920)	(577)	(625)	(7,425)	(5)	(63,736)

Notional balance at June 30, 2004	$5,700	$6,037	$2,381	$—	$—	$33	$14,151

(1)	Excludes mortgage commitments accounted for as derivatives under FAS 149. Dollars represent notional amounts that indicate only the amount on which payments are being calculated and do not represent the amount at risk of loss.

(2)	Includes foreign currency swaps and other derivative instruments that provide a hedge against interest rate fluctuations.

(3)	Includes derivatives previously designated for hedge accounting under FAS 133 for which the hedge accounting relationship was terminated. These derivatives continue to serve as economic hedges.

(4)	Includes matured, called, exercised, and terminated amounts.

We had $14 billion in outstanding notional amount of derivatives not designated for hedge accounting under FAS 133 at June 30, 2004, compared with $51 billion at March 31, 2004 and $43 million at December 31, 2003. Our other risk management derivatives primarily consist of receive-fixed swaps that are economically matched to pay-fixed swaps. The decrease in the balance from the end of the first quarter to the end of the second quarter resulted primarily from opportunities in the market to terminate certain offsetting positions.

With this expanded category of derivatives, we can more efficiently implement strategies to rebalance our portfolio when interest rates change. For example, when interest rates decline and the duration of our mortgage assets shorten, we can enter into a receive-fixed interest rate swap to shorten the duration of our liabilities. The receive-fixed interest rate swap has the effect of offsetting the economics of an existing pay-fixed swap. We then discontinue the designation of the existing pay-fixed swap as a cash flow hedge of discount notes, classify both swaps as other risk management derivatives, and mark both swaps to market through earnings. The future gains and losses on the matched swaps largely offset. In addition, at the time we discontinue the hedge designation of the pay-fixed swap, we classify the existing fair value in AOCI as a closed hedge and amortize the existing fair value over the life of the originally hedged item. We expect the volume of matched pay-fixed and receive-fixed swaps to fluctuate from period to period based on changes in our overall portfolio characteristics. However, our goal is to terminate these offsetting derivative positions as market conditions permit. We recognized as a component of fee and other income a pre-tax net gain of $21 million and $8 million in the second quarter and first six months of 2004, respectively, related to changes in the fair value of our other risk management derivatives.

The fair value of our derivatives increased to $11.0 billion at June 30, 2004 from $6.6 billion at December 31, 2003, as indicated in Table 21. The fair value of our derivatives is affected by changes in the level of interest rates and implied market volatility, together with activity in the derivatives book, which includes additions of new derivative contracts and the maturity or termination of existing contracts. The increase in fair value was primarily related to derivatives designated as cash flow hedges, whose value shifted to a net gain of $1.0 billion at June 30, 2004 from a net loss of $7.7 billion at the end of 2003. Cash flow hedges consist primarily of pay-fixed swaps, caps, and swaptions that are used to create effective fixed-rate debt. These derivatives generally show market value losses when interest rates fall and increases when interest rates rise. Fair value hedges consist largely of receive-fixed swaps and swaptions that typically increase in value as interest rates fall. Under FAS 133 we are required to record the fair value gains and losses on derivatives designated as cash flow hedges in the AOCI component of stockholders’ equity. Gains and losses on derivatives designated as fair value hedges and other risk management derivatives are included in current earnings rather than AOCI.

There typically has been a direct correlation between movements in interest rates and the value of our derivatives instruments (as reported in the fair value of derivatives instruments and the FAS 133 component of AOCI). Increases in rates generally have had a positive effect on the fair value of derivatives and, accordingly, the FAS 133 component of AOCI and stockholders’ equity; decreases in rates have had the opposite effect.

Between the end of 2003 and the end of the first quarter of 2004, 5-year interest rate swap rates— a key measure affecting the value of our cash flow hedges— fell by 46 basis points to 3.17 percent, contributing to a $3.2 billion decline in the fair value of our derivatives. In the second quarter of 2004, the 5-year swap rate increased 113 basis points to 4.30 percent at the end of June 2004. This increase in rates resulted in an increase in the value of our pay-fixed swaps, which was partially offset by a decline in value of our receive-fixed swaps. As a result, the fair value of our derivatives increased by $7.6 billion during the second quarter of 2004, more than offsetting the first quarter decrease of $3.2 billion. When interest rates rise or fall, AOCI reflects the net gains or losses, respectively, on pay-fixed interest rate swaps, but not the offsetting gains or losses that typically exist on assets funded by those derivatives or the debt that is hedged.

Changes in the FAS 133 component of AOCI and in stockholders’ equity reflect only a partial mark to market of some of the instruments we employ to manage interest rate risk. Therefore, we do not believe that short-term fluctuations in the value of these measures represent a meaningful or comprehensive view of our operating results, financial condition, or risk management strategies and actions. Table 23 shows AOCI activity attributable to unrealized (or open) and realized (or closed) cash flow hedges for the six months ended June 30, 2004.

Table 23: AOCI Activity Related to Derivatives Designated as Cash Flow Hedges(1)

	AOCI Balance Related to
	Cash Flow Hedges

	Open	Closed(2)		Total

	(Dollars in millions)

Balance (net of taxes) at December 31, 2003	$(5,334)	$(6,858)		$(12,192)
Losses on cash flow hedges related to derivatives, net	(4,080)	(1,518	)(3)	(5,598)
Reclassifications of net losses to earnings, net(4)	1,157	435		1,592

Balance (net of taxes) at March 31, 2004	$(8,257)	$(7,941)		$(16,198)
Gains (losses) on cash flow hedges related to derivatives, net	7,372	(1,067	)(3)	6,305
Reclassifications of net losses to earnings, net(4)	1,147	480		1,627

Balance (net of taxes) at June 30, 2004	$262	$(8,528)		$(8,266)

(1)	Excludes mortgage commitments accounted for as derivatives under FAS 149.

(2)	Includes gains and losses on derivatives that have been terminated and derivatives that remain open but for which the cash flow hedge relationship has been terminated.

(3)	Includes fair value of cash flow hedges on date derivative is terminated and settled in cash or the existing derivative is no longer in a cash flow hedge relationship.

(4)	Amounts are reclassified into earnings as a component of interest expense.

The balance in AOCI related to closed hedges includes gains and losses on derivatives in a cash flow hedge relationship that have been terminated and settled in cash and gains and losses on derivatives that remain open but the existing derivative is no longer in a cash flow hedge relationship. Regardless of whether the derivative is terminated and settled in cash with the derivative counterparty or remains open but is no longer designated as a cash flow hedge, the gain or loss on the derivative on the date the cash hedge relationship is discontinued will be reported in AOCI as a closed hedge amount. Fluctuations in interest rates and market volatility therefore have no impact on the amounts recorded in AOCI related to closed hedges. Gains and losses in AOCI on open hedges, however, can fluctuate significantly from period to period due to changes in interest rates and market volatility. The increase in AOCI losses attributable to closed hedges during the first six months of 2004 was driven by discontinuing cash flow hedge designations for certain offsetting derivative positions that we reclassified to other risk management derivatives and by mortgage portfolio rebalancing activities that included terminating pay-fixed swaps to reduce the portfolio’s interest rate risk exposure.

Many derivative transactions can have similar economics but different accounting effects on open and closed AOCI hedge amounts. For example, entering into a new receive-fixed swap is economically equivalent to terminating a pay-fixed swap, but the accounting on these transactions can be quite different. A receive-fixed swap recorded as a fair value hedge of fixed-rate debt has no effect on AOCI. On the other hand, a receive-fixed swap in combination with an existing longer-term, pay-fixed swap designated as a cash flow hedge of future interest payments is recorded in AOCI as an open hedge. When we terminate or close a cash flow hedge and discontinue hedge accounting prospectively, we transfer the corresponding market value of the derivative into the closed hedge category of AOCI.

Both realized and unrealized AOCI are amortized into net interest income over the same period in which the related hedged item affects earnings. In the case of a cash flow hedge, the original hedged item is generally the repricing of variable-rate debt in the future. The deferred gains and losses on the hedging derivative instrument therefore are recognized in net interest income together with the hedged variable-rate debt expense. We amortize the hedge results from both open and closed hedges out of AOCI and into earnings as a component of interest expense. Table 24 compares the amounts attributable to open and closed cash flow hedges that were amortized from AOCI to earnings as a component of interest expense during the three and six-month periods ended June 30, 2004 and 2003.

Table 24: AOCI Amounts Reclassified to Earnings(1)

	Three Months Ended June 30,				Six Months Ended June 30,

	2004		2003		2004		2003

	After-tax	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax

	(Dollars in millions)
Amortization of AOCI amounts to earnings related to:(2)
Open cash flow hedges	$1,147	$1,764	$980	$1,508	$2,304	$3,545	$2,012	$3,096
Closed cash flow hedges(3)	480	737	217	334	915	1,406	427	657

	$1,627	$2,501	$1,197	$1,842	$3,219	$4,951	$2,439	$3,753

(1)	Excludes mortgage commitments accounted for as derivatives under FAS 149.

(2)	Amounts are amortized into earnings as a component of reported pre-tax interest expense.

(3)	Amounts relate to cash flow hedges that have been closed or terminated.

The expense related to open cash flow hedges in combination with the expense from the associated variable-rate debt equals the cost of our effective fixed-rate debt. Over time, all of our closed hedge results, and open hedge results not otherwise extinguished by changes in interest rates, will be reflected in earnings through interest expense.

For additional detail on our accounting for derivatives, see our 2003 Annual Report on Form 10-K, “Notes to Financial Statements— Note 14, Derivative Instruments and Hedging Activities.”

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

Table 25 compares net interest income at risk over a one-year and four-year period under each of the interest rate scenarios at June 30, 2004 and December 31, 2003. A positive number indicates the percent by which projected core net interest income could be reduced by the rate shock. These calculations reflect management’s assumptions of most likely market conditions. Actual changes in portfolio core net interest income may differ from these estimates because of specific interest rate movements, changing business conditions, changing prepayments, and management actions.

Table 25: Net Interest Income at Risk

	Assuming a 50 basis		Assuming a 25 basis
	point change in		point change in slope
	interest rates		of the yield curve

	One-year	Four-year	One-year	Four-year

June 30, 2004	1.6%	3.5%	2.3%	4.1%
December 31, 2003	2.6	2.1	3.6	6.1

We consider our net interest income at risk at June 30, 2004 to be low as our exposure to a 50 basis point instantaneous change in the level of interest rates was estimated not to exceed 1.6 percent and 3.5 percent over a 1-year and 4-year horizon, respectively. Our exposure to a 25 basis point instantaneous change in the slope of the yield curve was estimated not to exceed 2.3 percent and 4.1 percent over a 1-year and 4-year horizon, respectively. The net interest income at risk for a 50 basis point change in the level of interest rates at June 30, 2004 was slightly lower for the one-year horizon and slightly higher for the 4-year horizon as compared to December 31, 2003 while the amount of risk associated with a change in the slope of the yield curve was lower over both horizons. The change in the risk profile during the period was largely driven by the increase in the level of interest rates, the change in the shape of the yield curve, and asset-liability management actions.

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

Fannie Mae’s effective duration gap calculated on a weighted average monthly basis shifted to plus 2 months at June 30, 2004 from minus one month at December 31, 2003. Despite continued levels of relatively high volatility in the fixed income markets during second quarter and first half of 2004, we were able to maintain our duration gap within our tighter risk tolerances throughout the period. Our duration gap averaged plus 2 months in June, plus 3 months in May and plus 3 months in April. We accomplished this financial discipline objective by maintaining high levels of optionality in our liability structure and through strategic rebalancing actions that included a reduction in the percentage of our effective short-term debt and extending the duration of our liabilities to offset the extended duration of our mortgage assets. Fannie Mae’s duration gap has remained within our target range of plus or minus six months since October 2002.

CREDIT GUARANTY BUSINESS OPERATIONS

Our Credit Guaranty business has primary responsibility for managing Fannie Mae’s credit risk on our mortgage credit book of business, which includes both on-balance sheet and off-balance sheet mortgage assets.

Off-Balance Sheet Transactions

In the ordinary course of business, we enter into arrangements to facilitate our statutory purpose of providing mortgage funds to the secondary market and reduce Fannie Mae’s exposure to interest rate fluctuations. We structure transactions to meet the financial needs of customers, manage Fannie Mae’s credit, market or liquidity risks, diversify funding sources, or optimize our capital. Under GAAP, some of these arrangements are not recorded on Fannie Mae’s balance sheet or may be recorded in amounts different than the full contract or notional amount of the transaction. Our primary off-balance sheet arrangements result from mortgage loan securitizations in which Fannie Mae issues MBS and guarantees the timely payment of principal and interest on the MBS to investors in exchange for a guaranty fee. We may also assist state and local governmental entities in issuing taxable and tax-exempt housing bonds to obtain funding for low- and moderate-income multifamily housing by providing credit enhancements and liquidity support for the bonds. Under these agreements, we provide contractual assurance of payment of the bonds, which improves the bond ratings and thereby results in lower-cost financing for multifamily housing.

Outstanding MBS and credit enhancement arrangements totaled $1,374 billion and $1,314 billion at June 30, 2004 and December 31, 2003, respectively. We recorded as part of our combined allowance for loan losses and guaranty liability for MBS a guaranty liability of $677 million and $712 million at June 30, 2004 and December 31, 2003, respectively, based on the probable losses inherent in the mortgages underlying outstanding MBS as well as MBS included in our mortgage portfolio. We also recorded a guaranty fee obligation related to these arrangements of $5.810 billion and $4.391 billion at June 30, 2004 and December 31, 2003, respectively, under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”).

Table 26 provides information related to Fannie Mae MBS and credit enhancements.

Table 26: Guaranteed MBS(1) and Credit Enhancements

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Dollars in millions)
MBS issuance activity:
Acquired by others	$134,595	$282,502	$256,603	$486,435
Total issued(2)	168,793	352,985	297,757	645,558

	June 30,	December
	2004	31, 2003

Outstanding balance:
MBS held by other investors	$1,360,045	$1,300,166
Total MBS(3)	1,879,009	1,857,045
Credit enhancements	13,915	13,915

(1)	MBS may be resecuritized to back Fannie Megas, SMBS, or REMICs. With respect to those MBS, the amounts shown only include the principal amount of the MBS once. Amounts also include REMICs created from whole loans not owned or guaranteed by Fannie Mae.

(2)	Total issued includes MBS purchased by Fannie Mae totaling $34 billion and $70 billion for the three months ended June 30, 2004 and 2003, respectively, and $41 billion and $159 billion for the six months ended June 30, 2004 and 2003, respectively. Total issued excludes amounts issued from loans in our portfolio totaling $4 billion and $3 billion for the three months ended June 30, 2004 and 2003, respectively, and $9 billion for each of the six-month periods ended June 30, 2004 and 2003.

(3)	Includes $519 billion at June 30, 2004 and $557 billion at December 31, 2003, of MBS in Fannie Mae’s mortgage portfolio.

MBS held by investors other than Fannie Mae, which we refer to as outstanding MBS, grew 5 percent to $1.360 trillion at June 30, 2004, from $1.300 trillion at December 31, 2003. MBS issuances acquired by investors other than Fannie Mae totaled $135 billion in the second quarter of 2004, a decrease of over 50 percent from the same prior year quarter, and $257 billion for the first six months of 2004, a decrease of 47 percent from the same prior year period. The decrease in the volume of MBS issuances reflects the market reduction in mortgage originations from the record level of refinancings that occurred in 2003, the sustained high retention of mortgages by depository institutions, and a record level of issuances of private label securities backed largely by loans with higher credit risk.

REMIC issuances totaled $35 billion and $55 billion in the second quarter and first six months of 2004, compared with $72 billion and $145 billion in the second quarter and first six months of 2003. REMIC issuances were down from 2003 levels due in part to the increase in mortgage interest rates that has resulted in a sharp decline in mortgage origination volumes.

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

Our mortgage credit risk stems from our mortgage credit book of business, where we bear the risk that borrowers fail to make payments required on their mortgages. Our mortgage credit book of business consists of mortgages, MBS and mortgage-related securities in our mortgage portfolio, outstanding MBS held by other investors, and other contractual arrangements or guarantees. Table 27 presents the composition of our mortgage credit book of business at June 30, 2004 and December 31, 2003.

Table 27: Composition of Mortgage Credit Book of Business

	June 30, 2004

	Single-family	Multifamily	Total

	(Dollars in millions)
Mortgage portfolio(1)	$848,030	$43,180	$891,210
Outstanding MBS(2)	1,294,645	65,400	1,360,045
Credit enhancements	168	13,747	13,915

Mortgage credit book of business	$2,142,843	$122,327	$2,265,170

	December 31, 2003

	Single-family	Multifamily	Total

Mortgage portfolio(1)	$859,524	$38,921	$898,445
Outstanding MBS(2)	1,233,863	66,303	1,300,166
Credit enhancements	1,020	12,895	13,915

Mortgage credit book of business	$2,094,407	$118,119	$2,212,526

(1)	Excludes mark-to-market gains of $1.093 billion at June 30, 2004 and $3.500 billion at December 31, 2003.

(2)	MBS held by investors other than Fannie Mae. The principal balance on resecuritized MBS is included only once.

Table 28 shows statistics related to our mortgage credit performance. A certain level of credit losses is an inherent consequence of engaging in the Credit Guaranty business. Our risk management focus is on controlling the level and volatility of credit losses that result from changes in economic conditions.

Table 28: Mortgage Credit Performance

	Credit-Related Losses(1)

	Three Months		Six Months
	Ended		Ended		Serious Delinquency Rate(2)
	June 30,		June 30,
					June 30,	December 31,
	2004	2003	2004	2003	2004	2003

	(Dollars in millions)

Single-family	$8	$19	$11	$38	.57%	.60%
Multifamily	8	4	15	5	.14	.27

Total	$16	$23	$26	$43

Credit loss ratio(3)	.003%	.005%	.002%	.004%
Charge-off ratio(4)	.005	.005	.005	.005

	Number of Properties Acquired

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2004	2003	2004	2003

Single-family	8,146	6,569	16,259	12,487
Multifamily	4	2	14	3

(1)	Includes charge-offs and foreclosed property expense (income).

(2)	Serious delinquency rate for conventional single-family includes loans 90 days or more past due and loans in the process of foreclosure and is calculated based on number of loans. Serious delinquency rate for multifamily includes loans and securities 60 days or more past due and is calculated based on the mortgage credit book of business.

(3)	Represents annualized credit losses divided by average mortgage credit book of business.

(4)	Represents annualized charge-offs divided by average mortgage credit book of business.

Our credit loss ratio— annualized credit-related losses as a percentage of Fannie Mae’s average mortgage credit book of business— fell to ..3 basis points for the second quarter of 2004 and .2 basis points in the first six months of 2004, from .5 basis points in the second quarter of 2003 and .4 basis points in the first six months of 2003. Despite an increase in the number of properties acquired through foreclosure and the expansion in our mortgage credit book of business over the past few years, our credit-related losses for 2004 have been exceptionally low by historical standards. We had previously anticipated a modest upward trend in credit losses during 2004. However, based on the actual level of credit losses during the first half of 2004, it is possible that our credit losses in 2004 will be no higher than in 2003.

Our conventional single-family serious delinquency rate, an indicator of potential future loss activity, was .57 percent at June 30, 2004, compared with .60 percent at December 31, 2003. Table 29 compares the serious delinquency rates for conventional single-family loans with credit enhancements and without credit enhancements at June 30, 2004 and December 31, 2003.

Table 29: Conventional Single-Family Serious Delinquency Rates

	June 30, 2004		December 31, 2003

		Serious		Serious
	Book	Delinquency	Book	Delinquency
	Outstanding(1)	Rate(2)	Outstanding(1)	Rate(2)

Credit enhanced	20%	1.62%	21%	1.65%
Non-credit enhanced	80	.29	79	.30

Total conventional loans	100%	.57%	100%	.60%

(1)	Reported based on unpaid principal balance.

(2)	Reported based on number of loans.

As part of our voluntary safety and soundness initiatives, we disclose on a quarterly lagged basis the lifetime credit loss sensitivity of the present value of expected future credit losses to an immediate 5 percent decline in home values. We base our lifetime credit loss sensitivity on all single-family mortgages held in Fannie Mae’s portfolio and underlying guaranteed MBS and calculate and report the amount before and after the expected receipt of private mortgage insurance claims and any other credit enhancements. The lifetime credit loss sensitivity before and after credit enhancements increased to $3.231 billion and $1.453 billion, respectively, at March 31, 2004, from $2.402 billion and $1.113 billion at December 31, 2003, reflecting the increase in our combined book of business, somewhat slower projected home price appreciation, and greater dispersion between regions within the U.S. in average home price appreciation.

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

Liquidity

Fannie Mae’s primary sources of liquidity include proceeds from the issuance of debt, principal and interest received on our mortgage portfolio, guaranty fees earned on our MBS, and principal and interest received on our liquid investments. Primary uses of liquidity include the purchase of mortgage assets, repayment of debt, interest payments, administrative expenses, taxes, and fulfillment of Fannie Mae’s MBS guaranty obligations. Mortgage asset purchases based on unpaid principal balance totaled $91 billion and $132 billion for the second quarter and first six months of 2004, respectively. We issued $453 billion and $984 billion of debt in the second quarter and first six months of 2004, respectively, to fund those purchases and to replace maturing, called or repurchased debt totaling $453 billion and $1,003 billion in each respective period.

Our debt securities, and the interest payable thereon, are not guaranteed by the United States and do not constitute a debt or obligation of the United States or any agency or instrumentality thereof other than Fannie Mae. Our credit quality is continuously monitored by rating agencies. At June 30, 2004, our senior unsecured debt had a rating of AAA by S&P, Aaa by Moody’s, and AAA by Fitch, Inc, unchanged from the ratings at December 31, 2003. Our short-term debt was rated A-1+, Prime-1 or P-1, and F1+ by S&P, Moody’s, and Fitch, respectively, at June 30, 2004, also unchanged from the ratings at December 31, 2003.

As part of our voluntary commitments, we have publicly pledged to maintain a portfolio of high-quality, liquid assets equal to at least 5 percent of total on-balance sheet assets. Liquid assets, which include liquid investments net of any cash and cash equivalents pledged as collateral, totaled $52 billion at June 30, 2004, compared with $65 billion at December 31, 2003. The ratio of liquid assets to total assets was 5.2 percent at June 30, 2004 and 6.5 percent at December 31, 2003.

Capital Resources

Regulatory Environment

Fannie Mae is subject to capital adequacy standards established by the Federal Housing Enterprises Financial Safety and Soundness Act of 1992 (“1992 Act”) and continuous examination by OFHEO. The regulatory capital framework incorporates two different quantitative assessments of capital— a minimum and a risk-based capital standard. While the minimum capital standard is ratio-based, the risk-based capital standard is based on simulated stress test performance. Fannie Mae is required to maintain sufficient capital to meet both of these requirements in order to be deemed “adequately capitalized.” OFHEO’s examination program provides an assessment of capital adequacy in support of the overall classification process.

For purposes of the minimum capital standard, Fannie Mae is considered adequately capitalized if core capital equals or exceeds the minimum capital requirement and a lower “critical” capital requirement. Core capital is defined by OFHEO as the stated value of common stock, the stated value of outstanding noncumulative perpetual preferred stock, paid-in capital, and retained earnings, less treasury stock. Core capital excludes accumulated other comprehensive income because AOCI incorporates unrealized gains (losses) on derivatives and certain securities, but not the unrealized losses (gains) on the remaining mortgages and securities or liabilities used to fund the purchase of these items.

Fannie Mae’s total capital base is used to meet risk-based capital requirements. Total capital is defined by OFHEO as the sum of core capital and the total allowance for loan losses and guaranty liability for MBS, less the specific loss allowance. Table 30 shows our core capital and total capital at June 30, 2004, March 31, 2004, and December 31, 2003. Core capital grew to $36.1 billion at June 30, 2004 from $34.4 billion at December 31, 2003. Total capital grew to $36.9 billion at June 30, 2004 from $35.2 billion at the end of 2003.

Table 30: Capital Requirements

	June 30,	March 31,	December 31,
	2004(1)	2004	2003

	(Dollars in millions)
Core capital(2)	$36,115	$35,701	$34,405
Required minimum capital(3)	31,188	31,354	31,520

Excess of core capital over minimum capital	$ 4,927	$4,347	$2,885

Total capital(4)	$36,862	$36,481	$35,182
Required risk-based capital(5)	Not available	25,961	27,221

Excess of total capital over required risk-based capital (5)	Not available	10,520	$7,960

Required critical capital(6)	$15,957	$16,041	$16,113
Excess of core capital over required critical capital	20,157	19,660	18,292

(1)	Amounts at June 30, 2004 represent estimates, pending OFHEO’s certification, which is generally provided no later than three months following the end of each quarter.

(2)	The sum of (a) the stated value of outstanding common stock; (b) the stated value of outstanding noncumulative perpetual preferred stock; (c) paid-in capital; and (d) retained earnings, less treasury stock. Core capital excludes AOCI.

(3)	The sum of (a) 2.50 percent of on-balance sheet assets; (b) .45 percent of outstanding MBS; and (c) .45 percent of other off- balance sheet obligations, which may be adjusted by the Director of OFHEO under certain circumstances (See 12 CFR 1750.4 for existing adjustments made by the Director of OFHEO).

(4)	The sum of (a) core capital and (b) the total allowance for loan losses and guaranty liability for MBS, less (c) the specific loss allowance. The specific loss allowance totaled $10 million, $15 million, and $20 million at June 30, 2004, March 31, 2004 and December 31, 2003, respectively.

(5)	Amount at June 30, 2004 will not be available until the end of September 2004. OFHEO reports Fannie Mae’s risk-based capital at the end of each quarter on a lagged quarterly basis.

(6)	The sum of (a) 1.25 percent of on-balance sheet assets; (b) .25 percent of outstanding MBS; and (c) .25 percent of other off-balance sheet obligations, which may be adjusted by the Director of OFHEO under certain circumstances.

Our total capital exceeded our risk-based capital requirement of $26.0 billion by $10.5 billion at March 31, 2004, the most recent quarter for which OFHEO has published the risk-based standard. OFHEO employs a stress test to formally compute the company’s binding risk-based capital requirement. Stress test results indicate the amount of capital required to survive prolonged economically stressful conditions absent new business or active risk management action. OFHEO makes the results of its stress tests publicly available. In each of the quarters for which OFHEO has used risk-based capital in its determination of capital adequacy, we have shown a significant capital surplus relative to our risk-based capital requirements.

Table 31 details the results of our official requirements published to date. Note that results may not be directly correlated with our other risk measures, such as the duration gap, given that stress tests focus on extreme scenarios. Because our risk management strategies are designed to address multiple objectives concurrently, we expect variability in our risk-based reported capital surplus from period to period.

Table 31: Regulatory Stress Test Results

	Risk-Based		Reported
	Capital		Capital
Quarter Ended	Requirement(1)	Total Capital	Surplus(1)

	(Dollars in millions)
12/31/02	$17,434	$28,871	$11,437
3/31/03	16,555	30,309	13,753
6/30/03	18,114	31,469	13,355
9/30/03	27,853	33,542	5,689
12/31/03	27,221	35,182	7,960
3/31/04	25,961	36,481	10,520
6/30/04	Not available	36,862	Not available

(1)	Amount at June 30, 2004 will not be available until the end of September 2004. OFHEO reports Fannie Mae’s risk-based capital at the end of each quarter on a lagged quarterly basis.

Capital Activity

Common shares outstanding, net of shares held in treasury, totaled approximately 968 million shares at June 30, 2004, compared with 970 million shares at December 31, 2003. During the second quarter and the first six months of 2004, Fannie Mae issued .4 million and 4.5 million, respectively, of common shares from treasury for employee and other stock compensation plans. As part of the continuation of our capital restructuring program, we repurchased 2.8 million common shares at a weighted average cost per share of $70.63 during the second quarter of 2004 and 6.9 million shares at a weighted average cost per share of $73.78 during the first six months of 2004. We repurchased the stock pursuant to our share repurchase program and to offset the dilutive effect of common shares issued in conjunction with various stock compensation programs. The share repurchase program authorized by Fannie Mae’s Board of Directors permits the repurchase of up to 5 percent of common shares outstanding at December 31, 2002 or 49.4 million common shares. Through June 30, 2004, we have repurchased 20.9 million shares of common stock under this program.

We did not issue or redeem any preferred stock during the second quarter or first six months of 2004. Preferred stock represented 11.4 percent of our core capital at June 30, 2004, compared with 11.9 percent at December 31, 2003.

Although it is not a component of core capital, subordinated debt serves as an important risk-bearing supplement to our core capital. As part of our voluntary initiatives we have pledged to issue subordinated debt in an amount that, together with core capital, equals or exceeds 4 percent of on-balance sheet assets, after adjusting for capital required to support the off-balance sheet MBS. We have not issued any subordinated debt during 2004. Total capital and outstanding subordinated debt, after providing for capital to support off-balance sheet MBS, represented 4.4 percent of on-balance sheet assets at June 30, 2004 and 4.1 percent at December 31, 2003.

In July 2004, our Board of Directors approved a dividend for the third quarter of 2004 of $.52 per common share, which is unchanged from the first and second quarters of 2004 but 16 percent higher than the $.45 dividend per common share paid in the third quarter of 2003.

Accumulated Other Comprehensive Income

AOCI, which is not included in our regulatory core capital, totaled negative $10.0 billion at June 30, 2004, compared with a negative balance of $12.0 billion at December 31, 2003. Table 32 shows the components of AOCI.

Table 32: AOCI Components

	June 30,	December 31,
	2004	2003

	(Dollars in millions)
Accumulated other comprehensive income (AOCI):

Unrealized gains on securities, net (FAS 115)	$1,034	$2,618
Losses on cash flow hedges related to derivatives, net (FAS 133)	(8,266)	(12,192)
Losses on cash flow hedges related to mortgage commitments accounted for as derivatives, net (FAS 149)	(2,762)	(2,458)

Total AOCI	$(9,994)	$(12,032)

FAS 133 requires that we record changes in the fair value of derivatives that qualify as cash flow hedges in AOCI, net of taxes, which accounts for a significant portion of the negative amounts reflected in AOCI. In addition, commencing with our July 1, 2003 adoption of FAS 149, we have designated forward commitments to purchase mortgage loans or mortgage-related securities that we intend to retain in our mortgage portfolio as cash flow hedges. Accordingly, changes in the fair value of these commitments are recorded in AOCI, to the extent effective, and amortized into earnings over the estimated life of the loans or securities as an offset to the amortization of the fair value purchase price adjustment. Because the amortization amounts generally are equal and offsetting, there is no material impact on our income statement. We also record unrealized gains and losses on available-for-sale securities in AOCI in accordance with FAS 115.

PENDING ACCOUNTING PRONOUNCEMENTS

SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer

In December 2003, the Accounting Standards Executive Committee (“AcSEC”) of the AICPA issued SOP 03-3. SOP 03-3 applies to acquired loans and debt securities where there has been evidence of deterioration in credit quality at the date of purchase and for which it is probable that the investor will not be able to collect all contractually required payments. It addresses the accounting for differences between the contractual cash flows of acquired loans and the cash flows expected to be collected from an investor’s initial investment in loans acquired in a transfer if those differences are attributable, at least in part, to credit quality.

SOP 03-3 requires purchased loans and debt securities within its scope to be initially recorded at fair value and prohibits the recording of a valuation allowance at the date of purchase. It limits the yield that may be accreted as interest income on such loans to the excess of an investor’s estimate of undiscounted expected principal, interest, and other cash flows from the loan over the investor’s initial investment in the loan. Subsequent increases in estimated future cash flows to be collected would be recognized prospectively in interest income through a yield adjustment over the remaining life of the loan. Decreases in estimated future cash flows to be collected would be recognized as an impairment expense or valuation allowance. SOP 03-3 primarily applies prospectively to loans acquired in fiscal years beginning after December 15, 2004. We are evaluating the effect of the adoption of SOP 03-3 on our financial position and results of operations.

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Fannie Mae:

We have reviewed the accompanying balance sheet of Fannie Mae as of June 30, 2004, and the related statements of income for the three and six-month periods ended June 30, 2004 and 2003, and the related statements of changes in stockholders’ equity and cash flows for the six-month periods ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with standards established by the Public Company Accounting Oversight Board (United States), the balance sheet of Fannie Mae as of December 31, 2003 (presented herein) and the related statements of income, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated January 20, 2004, we expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP

KPMG LLP

Washington, D.C.

August 9, 2004

FANNIE MAE

Statements of Income
(Dollars and shares in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Unaudited)
Interest income:
Mortgage portfolio	$11,794	$12,256	$23,909	$24,846
Nonmortgage investments and cash equivalents	261	336	490	642

Total interest income	12,055	12,592	24,399	25,488

Interest expense:
Short-term debt	750	697	1,463	1,447
Long-term debt	8,192	8,394	16,627	17,172

Total interest expense	8,942	9,091	18,090	18,619

Net interest income	3,113	3,501	6,309	6,869

Other income:
Guaranty fee income (includes imputed interest of $159 million and $292 million for the three and six-months ended June 30, 2004, respectively and $18 million and $21 million for the three and six-months ended June 30, 2003, respectively)	657	632	1,394	1,179
Fee and other income (expense), net	(170)	232	(168)	345

Total other income	487	864	1,226	1,524

Other expenses:
Provision for losses	(12)	26	20	49
Foreclosed property income	(9)	(3)	(33)	(6)
Administrative expenses	384	354	767	698
Purchased options expense	1,980	1,883	2,939	2,508
Debt extinguishments (gain) loss, net	(24)	740	3	1,132

Total other expenses	2,319	3,000	3,696	4,381

Income before federal income taxes	1,281	1,365	3,839	4,012
Provision for federal income taxes	(169)	(263)	(827)	(970)

Net income	$1,112	$1,102	$3,012	$3,042

Preferred stock dividends and issuance costs on redemptions	(40)	(34)	(84)	(64)

Net income available to common stockholders	$1,072	$1,068	$2,928	$2,978

Basic earnings per common share	$1.11	$1.09	$3.02	$3.03

Diluted earnings per common share	$1.10	$1.09	$3.01	$3.02

Cash dividends per common share	$.52	$.39	$1.04	$.78

Weighted-average common shares outstanding:
Basic	969	979	970	983
Diluted	970	982	973	987

See Notes to Financial Statements.

FANNIE MAE

Balance Sheets
(Dollars in millions, except per share amounts)

	June 30,	December 31,
	2004	2003

	(Unaudited)
Assets
Mortgage portfolio:
Mortgage-related securities:
Held-to-maturity	$452,741	$475,152
Available-for-sale	198,972	190,795

Total	651,713	665,947
Loans held-for-investment	238,873	234,699
Allowance for loan losses	(80)	(85)
Unamortized premiums (discounts) and deferred price adjustments, net	880	1,234
Loans held for sale	—	7

Mortgage portfolio, net	891,386	901,802
Mortgage assets designated for securitization	2,637	4,727

Total mortgage assets	894,023	906,529
Nonmortgage investments:
Held-to-maturity	5,516	6,822
Available-for-sale	43,357	52,671
Cash and cash equivalents	340	1,415
Accrued interest receivable	6,050	6,075
Acquired property and foreclosure claims, net	1,794	1,486
Derivatives in gain positions	11,300	8,191
Guaranty fee receivable	5,810	4,391
Other	21,151	21,989

Total assets	$989,341	$1,009,569

Liabilities and Stockholders’ Equity
Liabilities:
Debentures, notes and bonds, net:
Senior debt:
Due within one year	$424,372	$483,193
Due after one year	501,212	464,529
Subordinated debt:
Due after one year	14,084	14,010

Total	939,668	961,732
Accrued interest payable	9,422	10,284
Derivatives in loss positions	318	1,600
Guaranty liability for MBS	677	712
Guaranty fee obligation	5,810	4,391
Other	7,325	8,477

Total liabilities	963,220	987,196

Stockholders’ Equity:
Preferred stock, $50 stated value, 200 million shares authorized—82.2 million shares issued and outstanding at June 30, 2004 and at December 31, 2003.	4,108	4,108
Common stock, $.525 stated value, no maximum authorization—1,129 million shares issued at June 30, 2004 and December 31, 2003.	593	593
Additional paid-in capital	1,925	1,864
Retained earnings	37,414	35,496
Accumulated other comprehensive loss	(9,994)	(12,032)

	34,046	30,029
Less: Treasury stock, at cost, 161 million shares at June 30, 2004 and 159 million shares at December 31, 2003	7,925	7,656

Total stockholders’ equity	26,121	22,373

Total liabilities and stockholders’ equity	$989,341	$1,009,569

See Notes to Financial Statements.

FANNIE MAE

Statements of Changes in Stockholders’ Equity
(Dollars and shares in millions)
(Unaudited)

						Accumulated
	Net			Additional		Other		Total
	Common Shares	Preferred	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Equity

Balance at December 31, 2003	970	$4,108	$593	$1,864	$35,496	$(12,032)	$(7,656)	$22,373
Comprehensive income:
Net income	—	—	—	—	3,012	—	—	3,012
Other comprehensive income, net of tax effect:
Net cash flow hedging gains on derivatives hedging debt	—	—	—	—	—	3,926	—	3,926
Net cash flow hedging losses on commitments accounted for as derivatives	—	—	—	—	—	(304)	—	(304)
Unrealized losses on available-for-sale securities	—	—	—	—	—	(1,584)	—	(1,584)

Total comprehensive income								5,050
Dividends	—	—	—	—	(1,094)	—	—	(1,094)
Shares repurchased	(7)	—	—	—	—	—	(510)	(510)
Treasury stock issued for stock options and benefit plans	5	—	—	61	—	—	241	302

Balance at June 30, 2004	968	$4,108	$593	$1,925	$37,414	$(9,994)	$(7,925)	$26,121

Balance at December 31, 2002	989	$2,678	$593	$1,839	$29,385	$(11,792)	$(6,415)	$16,288
Comprehensive income:
Net income	—	—	—	—	3,042	—	—	3,042
Other comprehensive income, net of tax effect:
Net cash flow hedging losses on derivatives hedging debt	—	—	—	—	—	(702)	—	(702)
Unrealized losses on available-for-sale securities	—	—	—	—	—	(817)	—	(817)

Total comprehensive income								1,523
Dividends	—	—	—	—	(832)	—	—	(832)
Shares repurchased	(14)	—	—	—	—	—	(906)	(906)
Preferred stock issued	—	1,205	—	(11)	—	—	—	1,194
Treasury stock issued for stock options and benefit plans	1	—	—	14	—	—	83	97

Balance at June 30, 2003	976	$3,883	$593	$1,842	$31,595	$(13,311)	$(7,238)	$17,364

See Notes to Financial Statements.

FANNIE MAE

Statements of Cash Flows
(Dollars in millions)

	Six Months Ended
	June 30,

	2004	2003

	(Unaudited)
Cash flows from operating activities:
Net income	$3,012	$3,042
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of discount/premium and deferred price adjustments	2,012	2,495
Provision for losses	20	49
Loss on debt extinguishments	3	1,132
Purchased options expense	2,939	2,507
Deferred income taxes	(852)	(1,041)
Other increases, net	55	1,544

Net cash provided by operating activities	7,189	9,728

Cash flows from (used in) investing activities:
Mortgage portfolio purchases	(132,524)	(261,474)
Proceeds from sales from mortgage portfolio	8,609	6,923
Mortgage portfolio principal repayments	128,782	229,852
Net proceeds from disposition of foreclosed properties	1,868	1,476
Purchases of held-to-maturity liquid investments	(1,086,401)	(1,363,754)
Maturities of held-to-maturity liquid investments	1,087,818	1,354,756
Purchases of available-for-sale liquid investments	(58,842)	(130,084)
Maturities of available-for-sale liquid investments	69,468	129,522
Proceeds from sales of available-for-sale liquid investments	487	1,426

Net cash provided by (used in) investing activities	19,265	(31,357)

Cash flows from (used in) financing activities:
Proceeds from issuance of long-term debt	183,424	154,759
Payments to redeem long-term debt	(168,839)	(163,435)
Proceeds from issuance of short-term debt	798,285	1,180,619
Payments to redeem short-term debt	(833,690)	(1,145,879)
Net payments to purchase or settle hedge instruments	(5,301)	(3,465)
Net payments from stock activities	(1,408)	(515)

Net cash provided by (used in) financing activities	(27,529)	22,084

Net (decrease) increase in cash and cash equivalents	(1,075)	455
Cash and cash equivalents at beginning of period	1,415	1,710

Cash and cash equivalents at end of period	$340	$2,165

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, including loss on debt extinguishments	$18,468	$20,948
Income taxes	1,713	2,015

See Notes to Financial Statements.

FANNIE MAE

Notes to Financial Statements
(Unaudited)

1.     Summary of Significant Accounting Policies

For a complete discussion of Fannie Mae’s significant accounting policies, refer to our 2003 Annual Report on Form 10-K.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Results for the three and six-month periods ended June 30, 2004 may not necessarily be indicative of the results for the year ending December 31, 2004. We have reclassified certain prior period amounts to conform to our current period presentation. The unaudited financial statements should be read in conjunction with Fannie Mae’s audited financial statements and related notes included in the 2003 Annual Report on Form 10-K filed with the Securities Exchange Commission (“SEC”) on March 15, 2004.

Our significant interim accounting policies include the recognition of income taxes using an estimated annual effective tax rate except for the amount of taxes related to changes in the time value of purchased options, which we reflect in our income statement as purchased options expense. Purchased options expense may vary substantially from period to period with changes in interest rates, expected interest rate volatility, and derivatives activity, and often results in significant period-to-period variability in our reported net income. Because we cannot reliably project purchased options expense on an annual basis, we recognize income taxes for purchased options expense based on the actual expense reported each period using a 35 percent marginal tax rate.

Cash and Cash Equivalents

We may pledge cash equivalent securities as collateral. The majority of these pledged securities are short-term U.S. Treasury bills and are primarily related to collateral posting provisions under our interest rate swap agreements. We pledged collateral of $186 million and $487 million at June 30, 2004 and December 31, 2003, respectively.

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

We classify and account for the pooled loans that have been designated for sale as a trading security under Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”) and record changes in the fair value of the security in earnings as a component of fee and other income. The forward commitment to sell the security is accounted for as a derivative that serves as an economic hedge by largely offsetting changes in the fair value of the mortgage assets designated for securitization. We also mark to market changes in the fair value of the forward commitment through earnings. We expect the mark to market gains and losses on the forward commitment to largely offset the gains and losses on the pooled loans and have an immaterial effect on our earnings.

Stock-Based Compensation

Effective January 1, 2003, Fannie Mae adopted prospectively the expense recognition provisions of the fair value method of accounting for employee stock compensation pursuant to Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (“FAS 123”). If compensation cost for all options granted had been determined based on the fair value at grant date consistent with the FAS 123 fair value method, our net income and earnings per share would have been as follows for the second quarter and first half of 2004 and 2003.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Dollars in millions, except per
	share amounts)

Net income available to common stockholders, as reported	$1,072	$1,068	$2,928	$2,978
Plus: Stock-based employee compensation expense included in reported net income, net of related tax effects	21	19	39	33
Less: Stock-based employee compensation expense determined under fair value based method, net of related tax effects	(27)	(30)	(53)	(58)

Pro forma net income available to common stockholders	$1,066	$1,057	$2,914	$2,953

Earnings per share:
Basic—as reported	$1.11	$1.09	$3.02	$3.03
Basic—pro forma	1.10	1.08	3.00	3.00
Diluted—as reported	1.10	1.09	3.01	3.02
Diluted—pro forma	1.10	1.08	2.99	2.99

2.     Recently Adopted or Pending Changes in Accounting Standards or Estimates

Consolidation of Variable Interest Entities

Fannie Mae adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”) as of March 31, 2004. Based on the guidance of FIN 46R, certain entities that Fannie Mae is involved with— primarily low-income housing tax credit partnerships— meet the definition of a VIE. However, we do not consolidate our interests in these VIEs under FIN 46R, as we are not considered the primary beneficiary. Fannie Mae invests primarily in upper-tier low-income housing tax credit partnerships that are themselves limited partners in operating low-income housing tax credit partnerships (“operating partnerships”). The primary activities of upper-tier partnerships include the identification and asset management of suitable investments in operating partnerships. Fannie Mae has invested directly in operating partnerships as a limited partner. The primary activities of operating partnerships include the identification, development and operation of affordable housing that qualifies for the Low Income Housing Tax Credit of the Internal Revenue Code. The total committed equity capital (both Fannie Mae and other equity investors’ commitments) of all low-income housing tax credit partnerships that Fannie Mae invests in was $15.2 billion and $14.7 billion at June 30, 2004 and December 31, 2003, respectively. The total assets of the low-income housing tax credit partnerships are funded through a combination of debt and equity, with equity typically comprising 30 percent to 60 percent of the total funding of partnership assets. Fannie Mae has been a limited partner investor in low-income housing tax credit partnerships since 1987. As a limited partner investor, Fannie Mae is entitled to receive (or obligated to absorb) its portion of the operating income (or operating loss) and tax credits of the partnerships; however, Fannie Mae’s ability to control the activities of the partnerships is limited. We currently record the amount of our investment in these partnerships as an asset on our balance sheet and recognize our share of partnership income or losses in our income statement. If an investment grade third party guarantees the return on these investments, we account for the investments using the effective yield method according to Emerging Issues Task Force Issue No. 94-1, Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects. Under this method, we recognize tax credits as they are allocated to us and amortize the initial cost of the investment to provide a level yield over the expected investment term. We recognize both the tax credits and the amortization of the investment, net of taxes, in the provision for federal income taxes.

Our investment balance of $4.7 billion and $4.3 billion at June 30, 2004 and December 31, 2003, respectively, plus the risk of recapture of tax credits previously recognized on these investments represents our maximum exposure to loss. We believe the risk of recapture of previously recognized tax credits is minimal. Our exposure to loss on these partnerships is mitigated by the strength of our investment sponsors and third party asset managers as well as the condition and financial performance of the underlying properties. In certain of these partnerships, our exposure to loss is further mitigated by a guaranteed economic return from investment grade counterparties.

Other-Than-Temporary Impairment

In the second quarter of 2004, OFHEO directed Fannie Mae to incorporate additional criteria into our process for estimating when other-than-temporary impairment has occurred on non-agency securities. After meeting with OFHEO staff to discuss the implementation of its directive and to refine the prescribed estimation process, we modified our process for identifying and recognizing other-than-temporary impairment on all of Fannie Mae’s non-agency securities, including manufactured housing and certain asset-backed securities, effective April 1, 2004. In accordance with the provisions of Accounting Principles Board Opinion No. 20, Accounting Changes (“APB 20”), we accounted for this change prospectively as a change in accounting estimate, which resulted in the additional recognition of pre-tax other-than-temporary impairment expense of $265 million on certain manufactured housing and asset-backed securities in the second quarter of 2004 and reduced diluted EPS by $.18 per share for the three and six-month periods ended June 30, 2004.

We estimate other-than-temporary impairment guidance in accordance with the guidance provided in FAS 115, SEC Staff Accounting Bulletin No. 59, Noncurrent Marketable Equity Securities (“SAB 59”) and EITF 03-1,The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). Prior to the April 1, 2004 modification of our estimation process, we generally recognized other-than-temporary impairment on our investments in debt securities when we determined that it was probable that we would be unable to collect all of the contractual principal and interest cash flows based on ongoing monitoring of our securities, extensive analysis, and consideration of the facts and circumstances related to each specific security, such as our ability and intent to hold the security to recover its value and the probability, extent, and timing of a valuation recovery.

In addition to the estimation process described above, we now apply a series of objective tests to recognize other-than-temporary impairment that include the current credit ratings of the security and the extent to which the fair value is below our current book value. We will continue to rigorously monitor all of our securities for potential other-than-temporary impairment. As we have previously done, at the end of each quarter we will perform a detailed analysis of both held-to-maturity and available-for-sale non-agency securities in our mortgage and nonmortgage investment portfolios that have unrealized losses to assess whether the losses are other than temporary. We will rely primarily on quoted market prices to estimate the fair value of our securities and determine the amount of unrealized losses.

When a held-to-maturity or available-for sale security has an unrealized loss that is deemed to be other than temporary, we reduce the book value of the security to its current market value and recognize the decline as other-than-temporary impairment expense and include in our income statement as a component of fee and other income. Any unrealized gains or losses on available-for-sale securities are reflected in stockholders’ equity as a component of accumulated other comprehensive income (“AOCI”).

Other-than-temporary impairment expense on non-agency securities totaled $265 million and $297 million in the second quarter and the first six months of 2004, respectively, which were primarily related to investments in manufactured housing securities included in our mortgage portfolio. We recorded other-than-temporary impairment expense on non-agency securities of $89 million and $165 million in the second quarter and the first six months of 2003, primarily related to investments in nonmortgage securities. These other-than-temporary impairment expense amounts impact the results of our Portfolio Investment business.

Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer

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

SOP 03-3 requires purchased loans and debt securities within its scope to be initially recorded at fair value and prohibits the recording of a valuation allowance at the date of purchase. It limits the yield that may be accreted as interest income on such loans to the excess of an investor’s estimate of undiscounted expected principal, interest, and other cash flows from the loan over the investor’s initial investment in the loan. Subsequent increases in estimated future cash flows to be collected would be recognized prospectively in interest income through a yield adjustment over the remaining life of the loan. Decreases in estimated future cash flows to be collected would be recognized as an impairment expense or valuation allowance. SOP 03-3 primarily applies prospectively to loans acquired in fiscal years beginning after December 15, 2004. We are evaluating the effect of the adoption of SOP 03-3 on our financial position and results of operations.

3.     Mortgage Portfolio, Net

We include mortgage loans and securities backed by loans in our mortgage portfolio, net. We classify and account for mortgage loans in our mortgage portfolio as either held-for-investment or held-for-sale. We classify and account for MBS and other mortgage-related securities in our mortgage portfolio as either held-to-maturity or available-for-sale. The following table shows the gross unrealized gains and losses and fair values of mortgage-related securities in our portfolio at June 30, 2004 and December 31, 2003.

	June 30, 2004

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost(1)	Gains	Losses	Value

	(Dollars in millions)

Held-to-maturity portfolio	$452,741	$6,600	$(4,829)	$454,512
Available-for-sale portfolio	197,879	2,468	(1,375)	198,972

Total	$650,620	$9,068	$(6,204)	$653,484

	December 31, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost(1)	Gains	Losses	Value

Held-to-maturity portfolio	$475,152	$12,403	$(1,461)	$486,094
Available-for-sale portfolio	187,295	4,203	(703)	190,795

Total	$662,447	$16,606	$(2,164)	$676,889

(1)	Amortized cost includes unamortized premiums, discounts, and deferred price adjustments.

The fair value of our mortgage-related securities will change from period to period with changes in interest rates and credit performance. We recorded other-than-temporary impairment expense on certain mortgage-

related securities in our portfolio— all of which were from investments in manufactured housing securities— of $250 million and $261 million for the three and six-month periods ended June 30, 2004, respectively, the majority of which related to the change in our other-than-temporary impairment estimation process described in “Note 2— Recently Adopted or Pending Changes in Accounting Standards or Estimates.” We recorded other-than-temporary impairment on investments in mortgage-related securities of $5 million and $72 million for the three and six-month periods ended June 30, 2003, respectively.

Based on our process at June 30, 2004 of recognizing other-than-temporary impairment, we believe that the majority of the $157 million of gross unrealized losses at June 30, 2004 were not other than temporary because the decline in market value was primarily attributable to changes in interest rates and not credit quality, and we have the ability and intent to hold the securities until a recovery of fair value. Subsequent to June 30, 2004, there were additional credit downgrades of certain manufactured housing securities that we own, which may result in the recognition of additional other-than-temporary impairment expense based on our revised estimation process.

The following table shows the gross realized gains and losses and proceeds from the sale of MBS and other mortgage-related securities classified as available-for-sale for the three and six-month periods ended June 30, 2004 and 2003.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Dollars in millions)

Gross realized gains	$61	$100	$125	$112
Gross realized losses	47	1	90	2
Total proceeds	4,184	5,610	8,594	6,923

We transferred $1 million and $7 billion of mortgage-related securities classified as available-for-sale to held-to-maturity, which is permitted under FAS 115, during the three months ended June 30, 2004 and 2003, respectively and $358 million and $7 billion of mortgage related securities for the six months ended June 30, 2004 and 2003, respectively.

4.     Allowance for Loan Losses and Guaranty Liability for MBS

We maintain a separate allowance for loan losses for our mortgage portfolio as well as a guaranty liability for our guaranty of MBS. The following table summarizes changes during the three and six-month periods ended June 30, 2004 and 2003.

	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003

			Combined Allowance			Combined Allowance
	Allowance	Guaranty	for Loan Losses and	Allowance	Guaranty	for Loan Losses and
	for Loan	Liability	Guaranty Liability	for Loan	Liability	Guaranty Liability
	Losses	for MBS	for MBS	Losses	for MBS	for MBS

	(Dollars in millions)

Balance at March 31,	$85	$710	$795	$79	$729	$808
Provision	(2)	(10)	(12)	6	20	26
Charge-offs	(3)	(23)	(26)	(2)	(24)	(26)

Balance at June 30,	$80	$677	$757	$83	$725	$808

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003

			Combined Allowance			Combined Allowance
	Allowance	Guaranty	for Loan Losses and	Allowance	Guaranty	for Loan Losses and
	for Loan	Liability	Guaranty Liability	for Loan	Liability	Guaranty Liability
	Losses	for MBS	for MBS	Losses	for MBS	for MBS

Balance at January 1,	$85	$712	$797	$79	$729	$808
Provision	1	19	20	8	41	49
Charge-offs	(6)	(54)	(60)	(4)	(45)	(49)

Balance at June 30,	$80	$677	$757	$83	$725	$808

5.     Financial Guarantees

Our primary financial guarantee arrangements result from mortgage loan securitizations in which Fannie Mae issues MBS and guarantees the timely payment of principal and interest on the MBS to investors in exchange for a guaranty fee. We may also assist state and local governmental entities in issuing taxable and tax-exempt housing bonds to obtain funding for low- and moderate-income multifamily housing by providing credit enhancements and liquidity support for the bonds. Under these agreements, we provide contractual assurance of payment of the bonds, which improves the bond ratings and thereby results in lower-cost financing for multifamily housing.

Fannie Mae issues MBS through the process of securitization. We receive a guaranty fee and float for assuming the credit risk on the loans underlying the MBS pool and for our unconditional guarantee of the timely payment of principal and interest to MBS investors. The guaranty fee we receive varies, depending on factors such as the risk profile of the loans securitized as well as the level of credit risk we assume. We are ultimately responsible for guaranteeing timely payment of principal and interest to investors whether or not we share primary default risk on loans underlying outstanding MBS. Thus, we have both a noncontingent obligation related to the compensation we receive for assuming the credit risk on loans underlying an MBS pool and a contingent obligation related to our guarantee of payment in the event the mortgages underlying our outstanding MBS do not perform according to contractual terms.

Under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), we are required to recognize the fair value of guarantees issued or modified after December 31, 2002 as a noncontingent guaranty obligation. FIN 45 applies primarily to MBS issued and guaranteed by Fannie Mae, acting as trustee, to investors other than Fannie Mae on or after January 1, 2003. We also accrue a liability on our balance sheet for our contingent guaranty obligation based on the probability that mortgages underlying our outstanding MBS will not perform according to contractual terms as detailed in “Note 4— Allowance for Loan Losses and Guaranty Liability for MBS.”

Outstanding MBS and credit enhancement arrangements totaled $1,374 billion and $1,314 billion at June 30, 2004 and December 31, 2003, respectively, representing our maximum potential exposure to loss. However, we believe the maximum exposure is not representative of Fannie Mae’s actual potential loss based on our historical loss experience. We recorded, as part of our combined allowance for loan losses and guaranty liability for MBS, a guaranty liability of $677 million and $712 million at June 30, 2004 and December 31, 2003, respectively, based on the probable losses inherent in the mortgages underlying outstanding MBS as well as MBS included in our mortgage portfolio.

We recorded a guaranty fee obligation under FIN 45 related to our noncontingent obligation of $5.810 billion at June 30, 2004 and a corresponding guaranty fee receivable of the same amount, compared with $4.391 billion at December 31, 2003. When we record the guaranty fee obligation under FIN 45, we also record a corresponding asset on our balance sheet because we are compensated for assuming the guaranty obligation. We impute and recognize interest income on the guaranty fee receivable using an imputed interest rate calculated based on the present value of the estimated future cash flows of the guaranty fee receivable. We include the imputed interest income in our income statement as a component of “Guaranty fee income.” We reduce the guaranty receivable and related interest receivable as we receive cash compensation for our guaranty, which also reduces our guaranty obligation. Accordingly, we amortize the guaranty fee obligation by an amount corresponding to the reduction in the guaranty fee receivable and recognize the reduction of the guaranty fee obligation in our income statement as “Guaranty fee income.” Hence, the guaranty fee income reported in our income statement under FIN 45 equals the cash received on our guaranty obligation and is comparable to guaranty fee income reported prior to the application of FIN 45.

The following table shows changes in our noncontingent guaranty fee obligation during the six months ended June 30, 2004 and 2003.

	2004	2003

	(Dollars in millions)

Balance at January 1,	$4,391	$—
Fair value of newly-issued guaranty obligations	1,755	1,829
Amortization of guaranty obligation into guaranty fee income(1)	(336)	(39)

Balance at June 30,	$5,810	$1,790

(1)	The guaranty fee obligation is amortized by an amount corresponding to the reduction in the guaranty fee receivable.

We recognized as a component of guaranty fee income imputed interest on the guaranty fee receivable of $159 million and $18 million for the three months ended June 30, 2004 and 2003, respectively, and $292 million and $21 million for the six months ended June 30, 2004 and 2003, respectively. We amortized into guaranty fee income $174 million and $35 million of the related guaranty fee obligation for the three months ended June 30, 2004 and 2003, respectively, and $336 million and $39 million for the six months ended June 30, 2004 and 2003, respectively.

6.     Nonmortgage Investments

We classify and account for nonmortgage investments as either available-for-sale or held-to-maturity in accordance with FAS 115. The following table shows the classification of these securities along with the gross unrealized gains and losses and fair values at June 30, 2004 and December 31, 2003.

	June 30, 2004

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(Dollars in millions)

Held-to-maturity portfolio	$5,516	$—	$—	$5,516
Available-for-sale portfolio	43,376	47	(66)	43,357

Total	$48,892	$47	$(66)	$48,873

	December 31, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Held-to-maturity portfolio	$6,822	$—	$—	$6,822
Available-for-sale portfolio	52,605	89	(23)	52,671

Total	$59,427	$89	$(23)	$59,493

The following table shows the amortized cost, fair value, and yield of nonmortgage investments by investment classification and remaining maturity as well as the amortized cost, fair value, and yield of our asset-backed securities at June 30, 2004 and December 31, 2003.

	June 30, 2004			December 31, 2003

	Amortized	Fair		Amortized	Fair
	Cost(1)	Value	Yield	Cost(1)	Value	Yield

	(Dollars in millions)
Held-to-maturity:
Due within one year	$5,516	$5,516	1.12%	$6,822	$6,822	1.10%

Total held-to-maturity	5,516	5,516	1.12	6,822	6,822	1.10

Available-for-sale:
Due within one year	8,971	8,984	1.75	19,447	19,464	1.38
Due after one year through five years	8,161	8,142	1.84	6,179	6,206	1.66
Due after five through ten years	—	—	—	101	101	1.27

	17,132	17,126	1.79	25,727	25,771	1.45
Asset-backed securities(2)	26,244	26,231	1.55	26,878	26,900	1.56

Total available-for-sale	43,376	43,357		52,605	52,671

Total	$48,892	$48,873	1.59%	$59,427	$59,493	1.46%

(1)	Amortized cost includes unamortized premiums, discounts, and other deferred price adjustments.

(2)	Contractual maturity of asset-backed securities is not a reliable indicator of their expected life because borrowers generally have the right to repay their obligations at any time.

We recognized other-than-temporary impairment expense on certain asset-backed securities in our nonmortgage investment portfolio of $15 million in the second quarter of 2004, resulting in other-than-temporary impairment on nonmortgage investment securities of $37 million for the six months ended June 30, 2004. We recorded other-than-temporary impairment on certain nonmortgage investment securities of $84 million and $93 million for the three and six-month periods ended June 30, 2003, respectively.

We did not record any gross realized gains or losses from the sale of nonmortgage securities classified as available-for-sale for the three months ended June 30, 2004 and 2003 or any gross realized losses for the six months ended June 30, 2004 and 2003. We recorded gross realized gains from sales of $2 million and $3 million for the six months ended June 30, 2004 and 2003, respectively.

7.     Earnings per Common Share

The following table shows the computation of basic and diluted earnings per common share.

	Three Months Ended June 30,				Six Months Ended June 30,

	2004		2003		2004		2003

	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

	(Dollars and shares in millions,
	except per share amounts)

Net income	$1,112	$1,112	$1,102	$1,102	$3,012	$3,012	$3,042	$3,042
Preferred stock dividends and issuance costs on redemptions	(40)	(40)	(34)	(34)	(84)	(84)	(64)	(64)

Net income available to common stockholders	$1,072	$1,072	$1,068	$1,068	$2,928	$2,928	$2,978	$2,978

Weighted average common shares outstanding	969	969	979	979	970	970	983	983
Dilutive potential common shares(1)	—	1	—	3	—	3	—	4

Average number of common shares outstanding used to calculate earnings per common share	969	970	979	982	970	973	983	987

Net earnings per common share	$1.11	$1.10	$1.09	$1.09	$3.02	$3.01	$3.03	$3.02

(1)	Dilutive potential common shares consist primarily of the dilutive effect from employee stock options and other stock compensation plans.

8.     Employee Retirement Benefits

The following table shows components of our net periodic benefit cost for our pension and postretirement benefit plans for the three and six-month periods ended June 30, 2004 and 2003. The net periodic benefit expense for each period is calculated based on assumptions at the end of the prior year.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Dollars in millions)

Service cost	$13	$10	$27	$22
Interest cost	12	10	24	20
Expected return on plan assets	(7)	(5)	(13)	(10)
Other	2	1	5	3

Net periodic benefit expense recognized	$20	$16	$43	$35

While we are not required to make a minimum contribution to our qualified pension plan, we previously disclosed that we anticipated making a discretionary tax-deductible contribution of up to $20 million in 2004. We made an actual contribution to our qualified pension plan of $42 million during the second quarter of 2004. We expect to make another discretionary contribution in the second half of 2004 to the extent that it is tax deductible; however, we have not yet determined the contribution amount.

9.     Line of Business Reporting

We have two lines of business that generate revenue: Portfolio Investment business and Credit Guaranty business. The following tables reconcile our line of business core business earnings to our reported income for the three and six-month periods ended June 30, 2004 and 2003.

	Three Months Ended June 30, 2004

			Total Core	Reconciling
	Portfolio	Credit	Business	Items Related to		Reported
	Investment	Guaranty	Earnings	Purchased Options		Results

	(Dollars in millions)

Net interest income	$2,944	$169	$3,113	$—		$3,113
Purchased options amortization expense	(773)	—	(773)	773	(2)	—

Core net interest income	2,171	169	2,340	773		3,113
Guaranty fee income (expense)	(421)	1,078	657	—		657
Fee and other income (expense), net	(144)	(26)	(170)	—		(170)
Credit-related income (expense)(1)	—	21	21	—		21
Administrative expenses	(119)	(265)	(384)	—		(384)
Purchased options expense under FAS 133	—	—	—	(1,980	)(3)	(1,980)
Debt extinguishments gain (loss), net	24	—	24	—		24

Income before federal income taxes	1,511	977	2,488	(1,207)		1,281
Provision for federal income taxes	(430)	(162)	(592)	423	(4)	(169)

Net income	$1,081	$815	$1,896	$(784)		$1,112

	Three Months Ended June 30, 2003

			Total Core	Reconciling
	Portfolio	Credit	Business	Items Related to		Reported
	Investment	Guaranty	Earnings	Purchased Options		Results

Net interest income	$3,280	$221	$3,501	$—		$3,501
Purchased options amortization expense	(716)	—	(716)	716	(2)	—

Core net interest income	2,564	221	2,785	716		3,501
Guaranty fee income (expense)	(404)	1,036	632	—		632
Fee and other income (expense), net	231	1	232	—		232
Credit-related income (expense)(1)	—	(23)	(23)	—		(23)
Administrative expenses	(103)	(251)	(354)	—		(354)
Purchased options expense under FAS 133	—	—	—	(1,883	)(3)	(1,883)
Debt extinguishments gain (loss), net	(740)	—	(740)	—		(740)

Income before federal income taxes	1,548	984	2,532	(1,167)		1,365
Provision for federal income taxes	(454)	(218)	(672)	409	(4)	(263)

Net income	$1,094	$766	$1,860	$(758)		$1,102

	Six Months Ended June 30, 2004

			Total Core	Reconciling
	Portfolio	Credit	Business	Items Related to		Reported
	Investment	Guaranty	Earnings	Purchased Options		Results

	(Dollars in millions)

Net interest income	$5,989	$320	$6,309	$—		$6,309
Purchased options amortization expense	(1,548)	—	(1,548)	1,548	(2)	—

Core net interest income	4,441	320	4,761	1,548		6,309
Guaranty fee income (expense)	(884)	2,278	1,394	—		1,394
Fee and other income (expense), net	(102)	(66)	(168)	—		(168)
Credit-related income (expense)(1)	—	13	13	—		13
Administrative expenses	(232)	(535)	(767)	—		(767)
Purchased options expense under FAS 133	—	—	—	(2,939	)(3)	(2,939)
Debt extinguishments gain (loss), net	(3)	—	(3)	—		(3)

Income before federal income taxes	3,220	2,010	5,230	(1,391)		3,839
Provision for federal income taxes	(937)	(377)	(1,314)	487	(4)	(827)

Net income	$2,283	$1,633	$3,916	$(904)		$3,012

	Six Months Ended June 30, 2003

			Total Core	Reconciling
	Portfolio	Credit	Business	Items Related to		Reported
	Investment	Guaranty	Earnings	Purchased Options		Results

Net interest income	$6,466	$403	$6,869	$—		$6,869
Purchased options amortization expense	(1,481)	—	(1,481)	1,481	(2)	—

Core net interest income	4,985	403	5,388	1,481		6,869
Guaranty fee income (expense)	(807)	1,986	1,179	—		1,179
Fee and other income (expense), net	353	(8)	345	—		345
Credit-related income (expense)(1)	—	(43)	(43)	—		(43)
Administrative expenses	(204)	(494)	(698)	—		(698)
Purchased options expense under FAS 133	—	—	—	(2,508	)(3)	(2,508)
Debt extinguishments gain (loss), net	(1,132)	—	(1,132)	—		(1,132)

Income before federal income taxes	3,195	1,844	5,039	(1,027)		4,012
Provision for federal income taxes	(938)	(391)	(1,329)	359	(4)	(970)

Net income	$2,257	$1,453	$3,710	$(668)		$3,042

(1)	Credit-related income (expense) includes the income statement line items “Provision for losses” and “Foreclosed property income.”

(2)	Represents the amortization of purchased options premiums that we allocate to interest expense over the original expected life of the options. We include this amount in core business earnings instead of recording changes in the time value of purchased options because this treatment is more consistent with the accounting for the embedded options in our callable debt and the vast majority of our mortgages.

(3)	Represents changes in the fair value of the time value of purchased options recorded in accordance with FAS 133. We exclude this amount from our core business earnings measure because the period-to-period fluctuations in the time value portion of our options do not reflect the economics of our current risk management strategy, which generally is to hold our purchased options to maturity or exercise date. Consequently, we do not expect to realize the period-to-period fluctuations in time value.

(4)	Represents the net federal income tax effect of core business earnings adjustments based on the applicable federal income tax rate of 35 percent.

The only difference between core business earnings and reported net income relates to the Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”) accounting treatment for purchased options. Core business earnings does not exclude any other accounting effects related to the application of FAS 133 or any other non-FAS 133 related adjustments. This difference only affects our Portfolio Investment business. Core business earnings and reported net income are the same for our Credit Guaranty business.

The Portfolio Investment business represented $959 billion, or 97 percent of total assets, at June 30, 2004 and $980 billion, or 97 percent of total assets, at December 31, 2003.

10.     Derivative Instruments and Hedging Activities

Under FAS 133, we recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. FAS 133 requires that all derivatives be marked to market through earnings unless the derivative is designated and qualifies for hedge accounting. Subject to certain qualifying conditions, we may designate a derivative as either a hedge of the cash flows of a variable-rate instrument or anticipated transaction (cash flow hedge) or a hedge of the fair value of a fixed-rate instrument (fair value hedge). For a derivative designated as a cash flow hedge, we report fair value gains or losses in a separate component of AOCI, net of deferred taxes, in stockholders’ equity to the extent the hedge is effective. We recognize these fair value gains or losses in earnings during the period(s) in which the hedged cash flow affects earnings. For a derivative designated as a fair value hedge, we report fair value gains or losses on the derivative in earnings along with fair value gains or losses on the hedged item attributable to the risk being hedged. For a derivative not designated as a hedge, not qualifying as a hedge, or components of a derivative that are excluded from any hedge effectiveness assessment, we report fair value gains and losses through earnings.

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

The following table shows the outstanding notional balances of our derivative instruments and mortgage commitments accounted for as derivatives at June 30, 2004 and December 31, 2003 based on the hedge classification. We had no open hedge positions on the anticipatory issuance of debt at June 30, 2004.

However, we had open commitment positions for the forecasted purchase of mortgage loans or mortgage-related securities with a maximum length of time over which we were hedging of 90 days at June 30, 2004.

	June 30, 2004				December 31, 2003

			Other Risk				Other Risk
	Cash Flow	Fair Value	Management		Cash Flow	Fair Value	Management
	Hedges	Hedges	Derivatives	Total	Hedges	Hedges	Derivatives	Total

	(Dollars in millions)
Derivative instruments:
Interest rate swaps:
Pay-fixed	$261,036	$33,878	$5,700	$300,614	$300,536	$34,566	$—	$335,102
Receive-fixed	82,355	98,668	6,037	187,060	148,923	53,556	—	202,479
Basis	43,569	—	2,381	45,950	32,260	—	—	32,260
Forward starting	30,710	596	—	31,306	30,475	—	—	30,475
Interest rate caps	129,950	—	—	129,950	130,350	—	—	130,350
Swaptions:
Pay-fixed	156,855	—	—	156,855	163,980	—	—	163,980
Receive-fixed	81,271	62,724	—	143,995	64,221	76,974	—	141,195
Other(1)	921	4,893	33	5,847	854	3,858	43	4,755

Total	$786,667	$200,759	$14,151	$1,001,577	$871,599	$168,954	$43	$1,040,596

Mortgage commitments:(2)
Forward contracts to purchase whole loans and mortgage-related securities	$16,948	$—	$10,807	$27,755	$4,953	$—	$13,419	$18,372
Forward contracts to sell mortgage-related securities	1,788	—	13,359	15,147	2,050	4,669	13,401	20,120

(1)	Includes foreign currency swaps and other derivative instruments that provide a hedge against interest rate fluctuations.

(2)	Effective with our July 1, 2003 adoption of FAS 149, mandatory mortgage purchase and sell commitments are accounted for as derivatives and recorded on Fannie Mae’s balance sheet at fair value.

Excluding mortgage commitments accounted for as derivatives, we had $14 billion in outstanding notional amount of derivatives not designated for hedge accounting under FAS 133 at June 30, 2004, compared with $43 million at December 31, 2003. We recognized as a component of fee and other income a pre-tax net gain of $21 million and $8 million related to changes in the fair value of these derivatives for the three and six-month periods ended June 30, 2004, respectively. We expect the volume of activity in our other risk management derivatives to fluctuate from period to period based on changes in our overall portfolio characteristics.

The following reconciliation shows AOCI activity, net of taxes, for the six months ended June 30, 2004 related to all contracts accounted for as derivatives:

AOCI Activity

(Dollars in millions)
Impact on AOCI (net of taxes):
Balance at December 31, 2003	$(14,650)
Gains on cash flow hedges related to derivatives, net	707
Losses on cash flow hedges related to mortgage commitments, net	(390)
Reclassifications to earnings, net	3,305

Balance at June 30, 2004	$(11,028)

Balance related to:
Losses on cash flow hedges related to derivatives, net	$(8,266)
Losses on cash flow hedges related to mortgage commitments, net	(2,762)

$(11,028)

The time value portion of purchased options excluded from the assessment of hedge effectiveness for derivatives designated as cash flow hedges resulted in pre-tax losses of $1.6 billion and $1.4 billion for the three months ended June 30, 2004 and 2003, respectively, and $2.4 billion and $1.8 billion for the six months ended June 30, 2004 and 2003, respectively. The time value portion of purchased options excluded from the assessment of hedge effectiveness for derivatives designated as fair value hedges resulted in pre-tax losses of $367 million and $507 million for the three months ended June 30, 2004 and 2003, respectively, and $573 million and $703 million for the six months ended June 30, 2004 and 2003, respectively. These amounts are recorded in our income statement under purchased options expense.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosure about market risk is set forth on pages 35 to 36 of this Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

Item 4.     Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information and other information required under the securities laws to be disclosed is recorded, processed, summarized and reported on a timely basis. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in providing such reasonable assurance as of the end of the period covered by this quarterly report. Additionally, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings

In the ordinary course of business, we are involved in legal proceedings that arise in connection with properties acquired either through foreclosure on properties securing delinquent mortgage loans we own or by receiving deeds to those properties in lieu of foreclosure. For example, claims related to possible tort liability arise from time to time, primarily in the case of single-family real estate owned properties (“REO”).

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

Fannie Mae moved to dismiss the complaint in its entirety based upon the pleadings and the court granted that motion in part and denied it in part. The court held that Fannie Mae did not have a legal obligation to provide adverse action notices and the court declined the plaintiff’s motion to reconsider that decision or certify it for appeal. The court held that the plaintiff had met the minimal requirements for pleading the discrimination claim, but that plaintiff must demonstrate that she was qualified to obtain a loan at the interest rate she requested. Fannie Mae then moved for summary judgment against the plaintiff based upon undisputed record evidence that plaintiff has not demonstrated that she was injured because she has not proven that she was qualified to obtain a loan at the interest rate she requested. Plaintiff obtained from the court leave to obtain additional discovery limited to deposing Fannie Mae’s experts, and retaining her own experts. Plaintiff and Fannie Mae will file responsive pleadings once discovery is complete.

Fannie Mae is the subject of a lawsuit filed on June 24, 2004, as a class action in the United States District Court for the Eastern District of Texas seeking injunctive relief, as well as statutory and punitive damages. The complaint identified as a class low- and moderate-income apartment building developers who maintained uninvested escrow accounts with Fannie Mae for the benefit of the Department of Housing and Urban Development (“HUD”) and the housing project. The lawsuit alleges that Fannie Mae unlawfully retained interest on the escrow account balances, and has failed to account for use of the interest.

Fannie Mae filed two motions in this matter, and plaintiffs have not filed responsive pleadings as of this date. First, Fannie Mae moved to dismiss the complaint in its entirety based upon the pleadings. Fannie Mae’s position is that the legal duty plaintiffs allege Fannie Mae to have violated does not exist. Second, Fannie Mae moved for summary judgment against plaintiffs based upon undisputed record evidence that plaintiffs’ claims are time-barred by the applicable statute of limitations, or, in the alternative, that plaintiffs are barred by the legal doctrines of mitigation and avoidable consequences.

Claims and proceedings of all types are subject to many uncertain factors that generally cannot be predicted with assurance. However, in the case of the legal proceedings and claims that are currently pending against us, management believes that their outcome will not have a material adverse effect on our financial condition, results of operations, or cashflows.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The securities Fannie Mae issues are “exempted securities” under laws administered by the SEC to the same extent as securities that are obligations of, or are guaranteed as to principal and interest by, the United States. As a result, Fannie Mae does not file registration statements with the SEC with respect to offerings of Fannie Mae securities.

During the quarter ended June 30, 2004, Fannie Mae issued 233,417 shares of common stock upon the exercise of stock options for an aggregate exercise price of approximately $9.5 million and, in consideration for services rendered or to be rendered, granted options to purchase an aggregate of 57,244 shares of common stock at a weighted average exercise price of $68.05 per share, and awarded 66,413 shares of common stock as “restricted stock” under the Fannie Mae Stock Compensation Plan of 2003. Options granted under the Stock Compensation Plan typically vest 25 percent per year beginning on the first anniversary of the date of grant, and expire ten years after grant. All options and shares of restricted stock have been granted to persons who are employees or directors of Fannie Mae. In addition, during the quarter ended June 30, 2004, Fannie Mae issued 3,465 shares of common stock under the performance share program, a program that compensates senior management for meeting financial and non-financial performance objectives over a three-year period. Objectives are set at the beginning of the three-year period, and the Compensation Committee of the Board of Directors determines achievement against the goals at the end of such period, setting the amount of the award at that time. The performance shares are then paid out over a two-year period.

The following table shows shares of Fannie Mae common stock we repurchased during the second quarter of 2004.

Issuer Purchases of Equity Securities

(Shares in millions)

				Maximum
			Total Number of	Number of Shares
	Total Number	Average	Shares Purchased as	that May Yet Be
	of Shares	Price Paid	Part of Publicly	Purchased Under
For the 2004 Period:	Purchased(1)	per Share(1)	Announced Program(2)	the Program(3)

April 1-30	1.5	$72.78	1.5	59.5
May 1-31	1.0	68.48	1.0	58.5
June 1-30.3		67.43	.3	58.0

Second quarter	2.8	$70.62	2.8	58.0

(1)	Consists of shares purchased pursuant to Fannie Mae’s publicly announced share repurchase program in open market transactions effected in compliance with SEC Rule 10b-18, and approximately 9,700 shares repurchased in the second quarter of 2004 outside of Fannie Mae’s repurchase program at fair market value from the recipients of restricted stock grants in connection with tax withholding obligations upon vesting of their shares.

(2)	On January 21, 2003, Fannie Mae publicly announced the approval by the Board of Directors of a share repurchase program under which up to 49.4 million shares (5 percent of common shares outstanding as of December 31, 2002) could be purchased by Fannie Mae (the “General Repurchase Authority”). At the same time, the Board approved the repurchase of additional shares to offset stock issued (or expected to be issued) under Fannie Mae’s employee benefit plans. Repurchased shares are first offset against any issuances of stock under Fannie Mae’s employee benefit plans. To the extent that we repurchase more shares than have been issued under our plans, the excess number of shares is deducted from the 49.4 million shares approved for repurchase under the General Repurchase Authority. This share repurchase program replaced the repurchase program adopted in 1996 and has no specified expiration date. Of the 2.8 million shares repurchased in the second quarter of 2004, .4 million shares were repurchased to offset stock issued under Fannie Mae’s employee benefit plans.

(3)	Reflects the combined total of the maximum number of shares that may yet be purchased under the General Repurchase Authority and the number of shares that may be repurchased to offset stock issued pursuant to option, performance share, and certain other grants made under Fannie Mae’s Stock Compensation Plan of 1993, the Stock Compensation Plan of 2003, and the Employee Stock Purchase Plan. See “Notes to Financial Statements— Note 9, Stock-Based Compensation Plans,” in Fannie Mae’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, for information about shares issued, or expected to be issued, under Fannie Mae’s employee benefit plans. At the Annual Meeting of Shareholders on May 25, 2004, shareholders approved the amendment to the Fannie Mae Stock Purchase Plan to increase the number of shares available for issuance by 9 million shares. These shares have not yet been granted and are not included in the 58 million shares that may yet be purchased as of June 30, 2004.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

The shareholders of the company voted on four matters at the Annual Meeting of Shareholders held on May 25, 2004:

1.	The election of 13 directors;

2.	Ratification of the appointment of KPMG LLP as independent auditors for 2004;

3.	Approval of an amendment to the Fannie Employee Stock Purchase Plan; and

4.	A shareholder proposal to reinstate cumulative voting for directors.

The following persons were elected as directors of Fannie Mae by the respective votes indicated following their names:

	Votes For	Votes Withheld

Stephen B. Ashley	863,694,992	17,199,221
Kenneth M. Duberstein	829,636,459	51,257,754
Thomas P. Gerrity	846,413,458	34,480,755
J. Timothy Howard	847,111,322	33,782,891
Ann Korologos	862,288,730	18,605,483
Frederic V. Malek	846,653,632	34,240,581
Donald B. Marron	863,234,893	17,659,320
Daniel H. Mudd	854,153,712	26,740,501
Anne M. Mulcahy	851,043,179	29,851,034
Joe K. Pickett	851,085,970	29,808,243
Leslie Rahl	863,722,681	17,171,532
Franklin D. Raines	855,751,378	25,142,835
H. Patrick Swygert	855,973,206	24,921,007

In addition to the directors elected by the shareholders, the President of the United States has the authority to appoint five members of Fannie Mae’s board. The terms of the five directors of our board who were previously appointed by the President expired on May 25, 2004, the date of our annual shareholders’ meeting. Pursuant to our Charter Act, these five board positions will remain open unless and until the President names new appointees.

The ratification of KPMG LLP as independent auditors for 2004 was approved as follows:

Votes for ratification:	849,661,698
Votes against ratification:	25,197,785
Abstentions:	6,034,730

The amendment to the Fannie Mae Employee Stock Purchase Plan was approved as follows:

Votes for approval:	753,575,404
Votes against approval:	21,825,053
Abstentions:	5,796,262
Broker non-votes:	99,697,494

The shareholder proposal to reinstate cumulative voting for directors was defeated as follows:

Votes for reinstatement:	308,460,554
Votes against reinstatement:	457,323,542
Abstentions:	15,412,623
Broker non-votes:	99,697,494

Item 5.     Other Information

Employment Agreements

Fannie Mae entered into new employment agreements with Franklin D. Raines, Daniel H. Mudd, and J. Timothy Howard in May 2004. Pursuant to Section 309(d) of the Federal National Mortgage Association Charter Act, as amended by the Federal Housing Enterprises Financial Safety and Soundness Act of 1992 (as so amended, the “Act”), 12 U.S.C. 1723a(d), provisions of the agreements relating to benefits upon termination of employment shall be effective only upon review and approval by the Director of OFHEO. The original agreements were filed with our quarterly report on Form 10-Q for the quarter ended March 31, 2004. On June 30, 2004, the agreements were amended. The amended agreements with Messrs. Raines, Mudd, and Howard are Exhibits 10.1, 10.2 and 10.3, respectively, to this Report. Certain provisions of the agreements remain subject to the review and approval of the Director of OFHEO.

Information about our Issuances of Debt Securities and MBS

The debt securities and MBS that Fannie Mae issues are “exempted securities” under laws administered by the SEC to the same extent as securities that are obligations of, or are guaranteed as to principal and interest by, the United States. As a result, Fannie Mae does not file registration statements with the SEC with respect to offerings of such securities, and prospectuses and other offering documents relating to these securities are not available on the SEC’s EDGAR Web site.

Fannie Mae issues notes, bonds and other debt securities pursuant to a universal debt facility. Detailed information regarding our obligations under these securities is contained in an offering circular and supplements thereto, including supplements for individual issuances of debt securities, that may be found by visiting our Web site at www.fanniemae.com/ markets/ debtsearch.

Detailed information about the various MBS that we issue is contained in prospectuses and prospectus supplements that may be found on our Web site at www.fanniemae.com/ mbs/ index.jhtml.

We do not intend the internet addresses in the preceding paragraphs to be active links. Therefore, the information that appears on these Web sites is not incorporated into this Form 10-Q.

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits

An index to exhibits has been filed as part of this Report beginning on page 68 and is incorporated herein by reference.

(b)	Reports on Form 8-K

On April 19, 2004, we furnished a Current Report on Form 8-K reporting our earnings for the first quarter of fiscal year 2004, and certain other financial data, under Items 9 and 12.

On May 12, 2004, we furnished a Current Report on Form 8-K disclosing our quarterly business activity supplement for the first quarter of 2004, under Item 9.

On May 17, 2004, we furnished a Current Report on Form 8-K reporting selected financial information for the month of April 2004, under Item 9.

On June 16, 2004, we furnished a Current Report on Form 8-K reporting selected financial information for the month of May 2004, under Item 9.

No other reports on Form 8-K were furnished during the second quarter of 2004; however, we furnished the following report on Form 8-K subsequent to June 30, 2004:

On July 21, 2004, we furnished a Current Report on Form 8-K reporting our earnings for the second quarter of fiscal year 2004, and certain other financial data, under Items 9 and 12.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal National Mortgage Association

Date: August 9, 2004

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