Form 10-K
period 2004-12-31
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2006-12-06
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
Common Stock, without par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold on June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $46,790 million.

As of October 31, 2006, there were 975,052,687 shares of common stock of the registrant outstanding.

i

MD&A TABLE REFERENCE

PART I

Item 1.	Business

EXPLANATORY NOTE ABOUT THIS REPORT

This annual report is our first periodic report covering periods after June 30, 2004. Because of the delay in our periodic reporting and the changes that have occurred in our business since our last periodic filing, where appropriate, the information contained in this report reflects current information about our business.

This report contains our consolidated financial statements and related notes for the year ended December 31, 2004, as well as a restatement of our previously issued consolidated financial statements and related notes for the years ended December 31, 2003 and 2002, and for the quarters ended June 30, 2004 and March 31, 2004. All restatement adjustments relating to periods prior to January 1, 2002 have been presented as adjustments to retained earnings as of December 31, 2001, which is available in “Item 6—Selected Financial Data.” In light of the substantial time, effort and expense incurred since December 2004 to complete the restatement of our consolidated financial statements for 2003 and 2002, we have determined that extensive additional efforts would be required to restate all 2001 and 2000 financial data. In particular, significant complexities of accounting standards, turnover of relevant personnel, and limitations of systems and data all limit our ability to reconstruct additional financial information for 2001 and 2000.

OVERVIEW

Fannie Mae’s activities enhance the liquidity and stability of the mortgage market. These activities include providing funds to mortgage lenders through our purchases of mortgage assets, and issuing and guaranteeing mortgage-related securities that facilitate the flow of additional funds into the mortgage market. We also make other investments that increase the supply of affordable rental housing. Our activities contribute to making housing in the United States more affordable and more available to low-, moderate- and middle-income Americans.

We are a government-sponsored enterprise (“GSE”) chartered by the U.S. Congress under the name “Federal National Mortgage Association” and are aligned with national policies to support expanded access to housing and increased opportunities for homeownership. We are subject to government oversight and regulation. Our regulators include the Office of Federal Housing Enterprise Oversight (“OFHEO”), the Department of Housing and Urban Development (“HUD”), the Securities and Exchange Commission (“SEC”) and the Department of the Treasury.

While we are a Congressionally-chartered enterprise, the U.S. government does not guarantee, directly or indirectly, our securities or other obligations. We are a stockholder-owned corporation, and our business is self-sustaining and funded exclusively with private capital. Our common stock is listed on the New York Stock Exchange and traded under the symbol “FNM.” Our debt securities are actively traded in the over-the-counter market.

FINANCIAL RESTATEMENT, REGULATORY REVIEWS AND OTHER SIGNIFICANT RECENT EVENTS

We have undertaken comprehensive reviews of our accounting policies and procedures, financial reporting, internal controls, corporate governance and the structure of our management team and Board of Directors. We commenced these reviews in 2004 following our Board of Directors’ receipt of an interim report from OFHEO on its findings in a special examination. Since then, we have made extensive organizational and operational changes, improved our internal controls, and been subject to additional reviews and investigations. The following are summary descriptions of these events.

OFHEO Special Examination and Interim Report.  In July 2003, OFHEO notified us that it intended to conduct a special examination of our accounting policies and internal controls, as well as other areas of inquiry. OFHEO began its special examination in November 2003 and delivered an interim report of its findings to our Board of Directors in September 2004. In this interim report, and as further outlined in its May 2006 final report described below, OFHEO identified areas within our accounting that it determined did not conform to U.S. generally accepted accounting principles (“GAAP”) and specified weaknesses in our internal controls, compensation practices and corporate governance. We entered into agreements with OFHEO in September 2004 and March 2005 in which we agreed to take specified actions with respect to our accounting practices, capital levels and activities, organization and staffing, corporate governance, internal controls, compensation practices and other matters. See also “OFHEO Final Report and Settlement” below.

Special Review Committee and Paul Weiss Investigation and Report.  After receiving OFHEO’s interim report in September 2004, our Board of Directors established a Special Review Committee of independent directors to review OFHEO’s findings and oversee an independent investigation of issues raised in the report. The Special Review Committee engaged former Senator Warren B. Rudman and the law firm of Paul, Weiss, Rifkind, Wharton & Garrison LLP (“Paul Weiss”) to conduct the investigation and to prepare a detailed report of its findings and conclusions. Paul Weiss obtained independent professional accounting assistance and, in February 2006, reported its findings that our accounting practices in many areas were not consistent with GAAP, and aspects of our accounting were designed to show stable earnings growth and achieve forecasted earnings. Paul Weiss also concluded that the accounting systems we previously utilized were inadequate.

SEC Review of Our Accounting Practices.  Following the receipt of OFHEO’s interim report, we requested that the SEC’s Office of the Chief Accountant review our accounting practices with respect to two areas identified in OFHEO’s interim findings – hedge accounting and the amortization of purchase premiums and discounts on securities and loans, as well as other deferred charges – to determine whether our practices complied with the applicable GAAP requirements. In December 2004, the SEC’s Office of the Chief Accountant advised us that, from 2001 to mid-2004, our accounting practices with respect to these two areas did not comply in material respects with GAAP requirements. Accordingly, the Office of the Chief Accountant advised us to (1) restate our financial statements filed with the SEC to eliminate the use of hedge accounting and (2) evaluate our accounting for the amortization of premiums and discounts, and restate our financial statements filed with the SEC if the amounts required for correction were material. The SEC’s Office of the Chief Accountant also advised us to reevaluate the GAAP and non-GAAP information that we previously provided to investors, particularly in view of the decision that hedge accounting was not appropriate.

Accounting-Related Changes and Financial Restatement.  After receiving OFHEO’s interim findings and the SEC’s determination, the Audit Committee of our Board of Directors concluded in December 2004 that our previously filed interim and audited consolidated financial statements should not be relied upon since they were prepared applying accounting practices that did not comply with GAAP and, consequently, we would restate our consolidated financial statements. As part of the restatement, we have undertaken a comprehensive review of, and made numerous corrections to, our accounting policies and procedures as well as the information systems used to produce our accounting records and financial reports. The consolidated financial statements for the years ended December 31, 2003 and 2002 included in this Annual Report on Form 10-K include restatement adjustments that we have categorized into the following seven areas: our accounting for debt and derivatives; our accounting for commitments; our accounting for investments in securities; our accounting for MBS trust consolidation and sale accounting; our accounting for financial guaranties and master servicing; our accounting for amortization of cost basis adjustments; and other adjustments.

The overall impact of our restatement was a total reduction in retained earnings of $6.3 billion through June 30, 2004. This amount includes:

•	a $7.0 billion net decrease in earnings for periods prior to January 1, 2002 (as reflected in beginning retained earnings as of January 1, 2002);

•	a $705 million net decrease in earnings for the year ended December 31, 2002;

•	a $176 million net increase in earnings for the year ended December 31, 2003; and

•	a $1.2 billion net increase in earnings for the six months ended June 30, 2004.

We previously estimated that errors in accounting for derivative instruments, including mortgage commitments, would result in a total of $10.8 billion in after-tax cumulative losses through December 31, 2004. In a subsequent 12b-25 filing in August 2006, we confirmed our estimate of after-tax cumulative losses on derivatives of $8.4 billion, but disclosed that our previous estimate of $2.4 billion in after-tax cumulative losses on mortgage commitments would be significantly less. We did not provide estimates of the effects on net income or retained earnings of any other accounting errors, nor did we provide any estimates of the effects of our restatement on total assets, total liabilities or stockholders’ equity. As reflected in the results we are reporting in this Annual Report on Form 10-K, our retained earnings as of December 31, 2004 includes after-tax cumulative losses on derivatives of $8.4 billion and after-tax cumulative net gains on derivative mortgage commitments of $535 million, net of related amortization, for a total after-tax cumulative impact as of December 31, 2004 of approximately $7.9 billion related to these two restatement items. For more information regarding the restatement, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)—Restatement” and “Notes to Consolidated Financial Statements—Note 1, Restatement of Previously Issued Financial Statements.”

Changes to Management and Board of Directors.  Since the announcement of our decision to restate in December 2004, we have made extensive changes in our senior management team and our Board of Directors. In December 2004, Franklin D. Raines, who had served as Chairman of the Board and our Chief Executive Officer, left his position. Our Board of Directors appointed Daniel H. Mudd as our new Chief Executive Officer. In addition, we have replaced all of our senior financial and accounting officers who served during the period in which we issued the consolidated financial statements that have been restated, including our Chief Financial Officer and Controller, and we hired a new General Counsel, Chief Risk Officer, Chief Audit Executive and Chief Compliance Officer. Our Board of Directors also appointed Stephen B. Ashley as non-executive Chairman of the Board of Directors and has added six new directors to the Board since our receipt of OFHEO’s interim report in September 2004. In addition to these appointments and new additions to our Board of Directors and management team, we have reorganized our internal operations and made changes in the committee structure of our Board of Directors.

Replacement of Independent Auditors.  In December 2004, the Audit Committee of our Board of Directors dismissed KPMG LLP (“KPMG”) as our independent registered public accounting firm. KPMG had served as our independent auditor since 1969 and had audited the previously issued financial statements that we have restated. The Audit Committee engaged Deloitte & Touche LLP (“Deloitte & Touche”) to serve as our independent registered public accounting firm effective January 2005. The consolidated financial statements included in this Annual Report on Form 10-K have been audited by Deloitte & Touche.

Capital Restoration Plan and 30% Capital Surplus Requirement.  In December 2004, OFHEO determined that we were significantly undercapitalized as of September 30, 2004. We prepared a capital restoration plan to comply with OFHEO’s directive that we achieve a 30% surplus over our statutory minimum capital requirement by September 30, 2005. In accordance with our plan, we met this capital requirement principally by issuing $5.0 billion in non-cumulative preferred stock, significantly decreasing the size of our mortgage investment portfolio, accumulating retained earnings and reducing our quarterly common stock dividend from $0.52 per share to $0.26 per share. Pursuant to our May 2006 consent order with OFHEO (described below), this requirement to maintain a 30% capital surplus remains in effect and may be modified or terminated only at OFHEO’s discretion. For additional information on our capital requirements, see “Item 7—MD&A—Liquidity and Capital Management—Capital Management—Capital Adequacy Requirements.”

OFHEO Final Report and Settlement.  On May 23, 2006, OFHEO issued a final report on its special examination. OFHEO’s final report concluded that, during the period covered by the report (1998 to mid-2004), a large number of our accounting policies and practices did not comply with GAAP and we had serious problems in our internal controls, financial reporting and corporate governance. On May 23, 2006, we agreed to OFHEO’s issuance of a consent order that resolved open matters relating to their investigation of us. Under the consent order, we neither admitted nor denied any wrongdoing and agreed to make changes and take actions in specified areas, including our accounting practices, capital levels and activities, corporate governance, Board of Directors, internal controls, public disclosures, regulatory reporting, personnel and compensation practices. In addition, as part of this consent order and our settlement with the SEC discussed below, we have paid a $400 million civil penalty, with $50 million paid to the U.S. Treasury and $350 million paid to the SEC for distribution to stockholders pursuant to the Fair Funds for Investors provision of the Sarbanes-Oxley Act of 2002.

Limitation on the Size of Our Mortgage Portfolio.  As part of OFHEO’s May 2006 consent order, we agreed not to increase the size of our net mortgage portfolio above the $727.75 billion amount of net mortgage assets held as of December 31, 2005, except in limited circumstances at OFHEO’s discretion. Our “net mortgage assets” refers to the unpaid principal balance of our mortgage assets, net of GAAP adjustments. The consent order permitted us to propose increases in the size of our mortgage portfolio in a business plan submitted to OFHEO by July 2006. We may also propose to OFHEO increases in the size of our portfolio to respond to disruptions in the mortgage markets. The business plan we submitted to OFHEO in July 2006 did not request an increase in the current limitation on the size of our mortgage portfolio during 2006. We anticipate submitting an updated business plan to OFHEO in early 2007 that may include a request for modest growth in our mortgage portfolio. Until the Director of OFHEO has determined that modification or expiration of the limitation is appropriate, we will remain subject to this limitation on portfolio growth.

SEC Investigation and Settlement.  The SEC initiated an investigation of our accounting practices and, in May 2006, without admitting or denying the SEC’s allegations, we consented to the entry of a final judgment which resolved all of the SEC’s claims against us in its civil proceeding. The judgment permanently restrains and enjoins us from future violations of specified provisions of the federal securities laws. In addition, as discussed under “OFHEO Final Report and Settlement” above, as part of our settlements with OFHEO and the SEC, we have paid a $400 million civil penalty, with $50 million paid to the U.S. Treasury and $350 million paid to the SEC for distribution to stockholders pursuant to the Fair Funds for Investors provision of the Sarbanes-Oxley Act of 2002.

Investigation by the U.S. Attorney’s Office.  In October 2004, the U.S. Attorney’s Office for the District of Columbia notified us that it was investigating our past accounting practices. In August 2006, the U.S. Attorney’s Office advised us that it had discontinued its investigation and would not be filing any charges against us.

Stockholder Lawsuits and Other Litigation.  A number of lawsuits related to our accounting practices prior to December 2004 are currently pending against us and certain of our current and former officers and directors. For more information on these lawsuits, see “Item 3—Legal Proceedings.”

Impairment Determination.  On December 6, 2006, the Audit Committee of our Board of Directors reviewed the conclusion of our Chief Financial Officer and our Controller that we are required under GAAP to take the impairment charges described in this Annual Report on Form 10-K for the periods presented in this report and, following discussion with our independent registered public accounting firm, the Audit Committee affirmed that material impairments have occurred. Additional information relating to the impairment charges, including the amounts of the impairment charges and our estimates of the amounts of the impairment charges that we expect to result in future cash expenditures, are discussed in “Item 7—MD&A—Restatement—Summary of Restatement Adjustments.”

RESIDENTIAL MORTGAGE MARKET OVERVIEW

Residential Mortgage Debt Outstanding

Our business operates within the U.S. residential mortgage market. Because we support activity in the U.S. residential mortgage market, we consider the amount of U.S. residential mortgage debt outstanding to be the best measure of the size of our overall market. As of June 30, 2006, the latest date for which information was available, the amount of U.S. residential mortgage debt outstanding was estimated by the Federal Reserve to be approximately $10.5 trillion. Our book of business, which includes mortgage assets we hold in our mortgage portfolio and our Fannie Mae mortgage-backed securities held by third parties, was $2.4 trillion as of June 30, 2006, or nearly 23% of total U.S. residential mortgage debt outstanding. “Fannie Mae mortgage-backed securities” or “Fannie Mae MBS” generally refers to those mortgage-related securities that we issue and with respect to which we guarantee to the related trusts that we will supplement mortgage loan collections as required to permit timely payment of principal and interest due on these Fannie Mae MBS. We also issue some forms of mortgage-related securities for which we do not provide this guaranty.

The mortgage market has experienced strong long-term growth. According to Federal Reserve estimates, total U.S. residential mortgage debt outstanding has increased each year from 1945 to 2005. Growth in U.S.

residential mortgage debt outstanding averaged 10.6% per year over that period, which is faster than the 6.9% average growth in the U.S. economy over the same period, as measured by nominal gross domestic product. Growth in U.S. residential mortgage debt outstanding was particularly strong during 2001 through 2005. Total U.S. residential mortgage debt outstanding grew at an estimated annual rate of almost 13% in 2002 and 2003, approximately 15% in 2004 and approximately 14% in 2005.

Homeownership rates, home price appreciation and certain macroeconomic factors such as interest rates are large drivers of growth in U.S. residential mortgage debt outstanding. Growth in U.S. residential mortgage debt outstanding in recent years has been driven primarily by record home sales, strong home price appreciation and historically low interest rates. Also contributing to growth in U.S. residential mortgage debt outstanding in recent years was the increased use of mortgage debt financing by homeowners and demographic trends that contributed to increased household formation and higher homeownership rates. Growth in U.S. residential mortgage debt outstanding has moderated in 2006 in response to slower home price growth, a sharp drop-off in home sales and declining refinance activity. While total U.S. residential mortgage debt outstanding as of June 30, 2006 was 12.3% higher than year-ago levels, the annualized growth rate in the second quarter of 2006 slowed to 9.6%. We expect that growth in total U.S. residential mortgage debt outstanding will continue at a slower pace in 2007, as the housing market continues to cool and home price gains moderate further or possibly decline modestly. We believe that the continuation of positive demographic trends, such as stable household formation rates, will help mitigate this slowdown in the growth in residential mortgage debt outstanding, but these trends are unlikely to completely offset the slowdown in the short- to medium-term.

Over the past 30 years, home values (as measured by the OFHEO House Price Index) and income (as measured by per capita personal income) have both risen at around a 6% annualized rate. During 2001 through 2005, however, this comparability between home values and income eroded, with income growth averaging approximately 4.1% and home price appreciation averaging over 9%. Moreover, home price appreciation was especially rapid in 2004 and 2005, with rates of home price appreciation of approximately 11% in 2004 and 13% in 2005 on a national basis (with some regional variations). This period of extraordinary home price appreciation appears to be ending. According to the OFHEO House Price Index, home prices increased at a 3.45% annualized rate in the third quarter of 2006, which was the slowest pace of home price appreciation since 1998. We believe a modest decline in national home prices in 2007 is possible.

The amount of residential mortgage debt available for us to purchase or securitize and the mix of available loan products are affected by several factors, including the volume of single-family mortgages within the loan limits imposed under our charter, consumer preferences for different types of mortgages, and the purchase and securitization activity of other financial institutions. See “Item 1A—Risk Factors” for a description of the risks associated with the recent slowdown in home price appreciation, as well as competitive factors affecting our business.

Our Role in the Secondary Mortgage Market

The mortgage market comprises a major portion of the domestic capital markets and provides a vital source of financing for the large housing segment of the economy, as well as one of the most important means for Americans to achieve their homeownership objectives. The U.S. Congress chartered Fannie Mae and certain other GSEs to help ensure stability and liquidity within the secondary mortgage market. Our activities are especially valuable when economic or financial market conditions constrain the flow of funds for mortgage lending. In addition, we believe our activities and those of other GSEs help lower the costs of borrowing in the mortgage market, which makes housing more affordable and increases homeownership, especially for low- to moderate-income families. We believe our activities also increase the supply of affordable rental housing.

Our principal customers are lenders that operate within the primary mortgage market by originating mortgage loans for homebuyers and current homeowners refinancing their existing mortgage loans. Our customers include mortgage banking companies, savings and loan associations, savings banks, commercial banks, credit unions, community banks, and state and local housing finance agencies. Lenders originating mortgages in the primary market often sell them in the secondary mortgage market in the form of loans or in the form of mortgage-related securities.

We operate in the secondary mortgage market where mortgages are bought and sold. We securitize mortgage loans originated by lenders in the primary market into Fannie Mae MBS, which can then be readily bought and sold in the secondary mortgage market. We also participate in the secondary mortgage market by purchasing mortgage loans (often referred to as “whole loans”) and mortgage-related securities, including Fannie Mae MBS, for our mortgage portfolio. By delivering loans to us in exchange for Fannie Mae MBS, lenders gain the advantage of holding a highly liquid instrument and the flexibility to determine under what conditions they will hold or sell the MBS. By selling loans to us, lenders replenish their funds and, consequently, are able to make additional loans. Pursuant to our charter, we do not lend money directly to consumers in the primary mortgage market.

BUSINESS SEGMENTS

We operate an integrated business that contributes to providing liquidity to the mortgage market and increasing the availability and affordability of housing in the United States. We are organized in three complementary business segments:

•	Our Single-Family Credit Guaranty business (“Single-Family”) works with our lender customers to securitize single-family mortgage loans into Fannie Mae MBS and to facilitate the purchase of single-family mortgage loans for our mortgage portfolio. Our Single-Family business has responsibility for managing our credit risk exposure relating to the single-family Fannie Mae MBS held by third parties (such as lenders, depositories and global investors), as well as the single-family mortgage loans and single-family Fannie Mae MBS held in our mortgage portfolio. Our Single-Family business also has responsibility for pricing the credit risk of the single-family mortgage loans we purchase for our mortgage portfolio. Revenues in the segment are derived primarily from the guaranty fees the segment receives as compensation for assuming the credit risk on the mortgage loans underlying single-family Fannie Mae MBS and on the single-family mortgage loans held in our portfolio.

•	Our Housing and Community Development business (“HCD”) helps to expand the supply of affordable and market-rate rental housing in the United States by working with our lender customers to securitize multifamily mortgage loans into Fannie Mae MBS and to facilitate the purchase of multifamily mortgage loans for our mortgage portfolio. Our HCD business also helps to expand the supply of affordable housing by making investments in rental and for-sale housing projects, including investments in rental housing that qualify for federal low-income housing tax credits. Our HCD business has responsibility for managing our credit risk exposure relating to the multifamily Fannie Mae MBS held by third parties, as well as the multifamily mortgage loans and multifamily Fannie Mae MBS held in our mortgage portfolio. Revenues in the segment are derived from a variety of sources, including the guaranty fees the segment receives as compensation for assuming the credit risk on the mortgage loans underlying multifamily Fannie Mae MBS and on the multifamily mortgage loans held in our portfolio, transaction fees associated with the multifamily business and bond credit enhancement fees. In addition, HCD’s investments in housing projects eligible for the low-income housing tax credit and other investments generate both tax credits and net operating losses that reduce our federal income tax liability.

•	Our Capital Markets group manages our investment activity in mortgage loans and mortgage-related securities, and has responsibility for managing our assets and liabilities and our liquidity and capital positions. Through the issuance of debt securities in the capital markets, our Capital Markets group attracts capital from investors globally to finance housing in the United States. In addition, our Capital Markets group increases the liquidity of the mortgage market by maintaining a constant, reliable presence as an active investor in mortgage assets. Our Capital Markets group has responsibility for managing our interest rate risk. Our Capital Markets group generates income primarily from the difference, or spread, between the yield on the mortgage assets we own and the cost of the debt we issue in the global capital markets to fund these assets.

Although we operate our business through three separate business segments, there are important interrelationships among the functions of these three segments. For example:

•	Mortgage Acquisition. As noted above, our Single-Family and HCD business segments work with our lender customers to securitize mortgage loans into Fannie Mae MBS and to facilitate the purchase of mortgage loans for our mortgage portfolio. Accordingly, although the Single-Family and HCD businesses principally manage the relationships with our lender customers, our Capital Markets group works closely with Single-Family and HCD in making mortgage acquisition decisions. Our Capital Markets group works directly with our lender customers on structured Fannie Mae MBS transactions.

•	Portfolio Credit Risk Management. Our Single-Family and HCD business segments support our Capital Markets group by assuming and managing the credit risk of borrowers defaulting on payments of principal and interest on the mortgage loans held in our mortgage portfolio or underlying Fannie Mae MBS held in our mortgage portfolio. Our Single-Family business also prices the credit risk of the single-family mortgage loans purchased by our Capital Markets group for our mortgage portfolio.

•	Securitization Activities. All three of our business segments engage in securitization activities. Our Single-Family business issues our single-class, single-family Fannie Mae MBS. These securities are principally created through lender swap transactions and constitute the substantial majority of our Fannie Mae MBS issues. The Multifamily Group within our HCD business segment issues our single-class, multifamily Fannie Mae MBS that are principally created through lender swap transactions. Our Capital Markets group creates Fannie Mae MBS using mortgage loans that we hold in our mortgage portfolio and also issues structured Fannie Mae MBS.

•	Liquidity Support. The Capital Markets group supports the liquidity of single-family and multifamily Fannie Mae MBS by holding Fannie Mae MBS in our mortgage portfolio. This support of our Fannie Mae MBS helps to maintain the competitiveness of our Single-Family and HCD businesses, and increases the value of our Fannie Mae MBS.

•	Mission Support. All three of our business segments contribute to meeting the statutory housing goals established by HUD. We meet our housing goals both by purchasing mortgage loans for our mortgage portfolio and by securitizing mortgage loans into Fannie Mae MBS. Both our Single-Family and HCD businesses securitize mortgages that contribute to our housing goals. In addition, our Capital Markets group purchases mortgages for our mortgage portfolio that contribute to our housing goals.

The table below displays the revenues, net income and total assets for each of our business segments for each of the three years in the period ended December 31, 2004. In our previously reported financial statements, we disclosed only two business segments, Portfolio Investment (which has since been renamed “Capital Markets”) and Credit Guaranty, because we aggregated the Single-Family Credit Guaranty and the HCD business segments into a single Credit Guaranty business segment. As described in “Notes to Consolidated Financial Statements—Note 15, Segment Reporting,” we determined that this previous presentation of our business segments did not comply with GAAP.

Business Segment Summary Financial Information

	For the Year Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
	(Dollars in millions)

Revenue(1):
Single-Family Credit Guaranty	$5,153	$4,994	$3,957
Housing and Community Development	538	398	305
Capital Markets	46,135	47,293	49,267

Total	$51,826	$52,685	$53,529

Net income:
Single-Family Credit Guaranty	$2,514	$2,481	$1,958
Housing and Community Development	337	286	184
Capital Markets	2,116	5,314	1,772

Total	$4,967	$8,081	$3,914

	As of December 31,
	2004	2003
		(Restated)

Total assets:
Single-Family Credit Guaranty	$11,543	$8,724
Housing and Community Development	10,166	7,853
Capital Markets	999,225	1,005,698

Total	$1,020,934	$1,022,275

(1)	Includes interest income, guaranty fee income, and fee and other income.

We use various management methodologies to allocate certain balance sheet and income statement line items to the responsible operating segment. For a description of our allocation methodologies, see “Notes to Consolidated Financial Statements—Note 15, Segment Reporting.” For further information on the results and assets of our business segments, see “Item 7—MD&A—Business Segment Results.”

Single-Family Credit Guaranty

Our Single-Family Credit Guaranty business works with our lender customers to securitize single-family mortgage loans into Fannie Mae MBS and to facilitate the purchase of single-family mortgage loans for our mortgage portfolio. Our Single-Family business manages our relationships with over 1,000 lenders from which we obtain mortgage loans. These lenders are part of the primary mortgage market, where mortgage loans are originated and funds are loaned to borrowers. Our lender customers include mortgage companies, savings and loan associations, savings banks, commercial banks, credit unions, and state and local housing finance agencies.

In our Single-Family business, mortgage lenders generally deliver mortgage loans to us in exchange for our Fannie Mae MBS. In a typical MBS transaction, we guaranty to each MBS trust that we will supplement mortgage loan collections as required to permit timely payment of principal and interest due on the related

Fannie Mae MBS. In return, we receive a fee for providing that guaranty. Our guaranty supports the liquidity of Fannie Mae MBS and makes it easier for lenders to sell these securities. When lenders receive Fannie Mae MBS in exchange for mortgage loans, they may hold the Fannie Mae MBS for investment or sell the MBS in the secondary mortgage market. This option allows lenders to manage their assets so that they continue to have funds available to make new mortgage loans. In holding Fannie Mae MBS created from a pool of whole loans, a lender has securities that are generally more liquid than whole loans, which provides the lender with greater financial flexibility. The ability of lenders to sell Fannie Mae MBS quickly allows them to continue making mortgage loans even under economic and capital markets conditions that might otherwise constrain mortgage financing activities.

The following table provides a breakdown of our single-family mortgage credit book of business as of December 31, 2004. Our single-family mortgage credit book of business refers to the sum of the unpaid principal balance of: (1) the single-family mortgage loans we hold in our investment portfolio; (2) the Fannie Mae MBS and non-Fannie Mae mortgage-related securities backed by single-family mortgage loans we hold in our investment portfolio; (3) Fannie Mae MBS backed by single-family mortgage loans that are held by third parties; and (4) credit enhancements that we provide on single-family mortgage assets. Our Single-Family business manages the risk that borrowers will default in the payment of principal and interest due on the single-family mortgage loans held in our investment portfolio or underlying Fannie Mae MBS (whether held in our investment portfolio or held by third parties).

Single-Family Mortgage Credit Book of Business

	As of December 31, 2004
	Conventional(1)	Government(2)	Total
	(Dollars in millions)

Mortgage portfolio:(3)
Mortgage loans(4)	$345,575	$10,112	$355,687
Fannie Mae MBS(4)	341,768	1,239	343,007
Agency mortgage-related securities(4)(5)	37,422	4,273	41,695
Mortgage revenue bonds	6,344	4,951	11,295
Other mortgage-related securities(6)	108,082	669	108,751

Total mortgage portfolio	839,191	21,244	860,435
Fannie Mae MBS held by third parties(7)	1,319,066	32,337	1,351,403

Book of business	2,158,257	53,581	2,211,838
Other(8)	346	—	346

Total single-family mortgage credit book of business	$2,158,603	$53,581	$2,212,184

(1)	Refers to mortgage loans and mortgage-related securities that are not guaranteed or insured by the U.S. government or any of its agencies.

(2)	Refers to mortgage loans and mortgage-related securities guaranteed or insured by the U.S. government or one of its agencies.

(3)	Mortgage portfolio data is reported based on unpaid principal balance. Our Single-Family business manages the credit risk relating to the single-family mortgage loans and Fannie Mae MBS held in our portfolio that are backed by single-family mortgage loans. Our Capital Markets group manages the institutional counterparty credit risk relating to the agency mortgage-related securities, mortgage revenue bonds and other mortgage-related securities held in our portfolio.

(4)	Mortgage loan data includes mortgage-related securities that were consolidated and reported in our consolidated balance sheet as loans.

(5)	Includes mortgage-related securities issued by Freddie Mac and Ginnie Mae.

(6)	Includes mortgage-related securities issued by entities other than Fannie Mae, Freddie Mac or Ginnie Mae.

(7)	Includes Fannie Mae MBS held by third-party investors. The principal balance of resecuritized Fannie Mae MBS is included only once.

(8)	Includes additional single-family credit enhancements that we provide not otherwise reflected in the table.

To ensure that acceptable loans are received from lenders as well as to assist lenders in efficiently and accurately processing loans that they deliver to us, we have established guidelines for the types of loans and credit risks that we accept. These guidelines also ensure compliance with the types of loans that our charter authorizes us to purchase. For a description of our charter requirements, see “Our Charter and Regulation of Our Activities.” We have developed technology-based solutions that assist our lender customers in delivering loans to us efficiently and at lower costs. Our automated underwriting system for single-family mortgage loans, known as Desktop Underwriter®, assists lenders in applying our underwriting guidelines to the single-family loans they originate. Desktop Underwriter is designed to help lenders process mortgage applications in a more efficient and accurate manner and to apply our underwriting criteria to all prospective borrowers consistently and objectively. After assessing the creditworthiness of the borrowers and originating the loans, lenders deliver the whole loans to us and represent and warrant to us that the loans meet our guidelines and any agreed-upon variances from the guidelines.

Guaranty Services

Our Single-Family business provides guaranty services by assuming the credit risk of the single-family mortgage loans underlying our guaranteed Fannie Mae MBS held by third parties. Our Single-Family business also assumes the credit risk of the single-family mortgage loans held in our investment portfolio, as well as the single-family mortgage loans underlying Fannie Mae MBS held in our portfolio.

Our most common type of guaranty transaction is referred to as a “lender swap transaction.” Lenders pool their loans and deliver them to us in exchange for Fannie Mae MBS backed by these loans. After receiving the loans in a lender swap transaction, we place them in a trust that is established for the sole purpose of holding the loans separate and apart from our assets. We serve as trustee for the trust. Upon creation of the trust, we deliver to the lender (or its designee) Fannie Mae MBS that are backed by the pool of mortgage loans in the trust and that represent a beneficial ownership interest in each of the loans. We guarantee to each MBS trust that we will supplement mortgage loan collections as required to permit timely payment of principal and interest due on the related Fannie Mae MBS. The mortgage servicers for the underlying mortgage loans collect the principal and interest payments from the borrowers. We permit them to retain a portion of the interest payment as compensation for servicing the mortgage loans before distributing the principal and remaining interest payments to us. We retain a portion of the interest payment as the fee for providing our guaranty, and then, on behalf of the trust, we make monthly distributions to the Fannie Mae MBS certificate holders from the principal and interest payments and other collections on the underlying mortgage loans.

The following diagram illustrates the basic process by which we create a typical Fannie Mae MBS in the case where a lender chooses to sell the Fannie Mae MBS to a third party investor.

To better serve the needs of our lender customers as well as to respond to changing market conditions and investor preferences, we offer different types of Fannie Mae MBS backed by single-family loans, as described below:

•	Single-Family Single-Class Fannie Mae MBS represent beneficial interests in single-family mortgage loans held in an MBS trust that were delivered to us typically by a single lender in exchange for the single-class Fannie Mae MBS. The certificate holders in a single-class Fannie Mae MBS issue receive principal and interest payments in proportion to their percentage ownership of the MBS issue.

•	Fannie Majors® are a form of single-class Fannie Mae MBS in which generally two or more lenders deliver mortgage loans to us, and we then group all of the loans together in one MBS pool. In this case, the certificate holders receive beneficial interests in all of the loans in the pool and, as a result, may benefit from a diverse group of lenders contributing loans to the MBS rather than having an interest in loans obtained from only one lender, as well as increased liquidity from a larger-sized pool.

•	Single-Family Whole Loan Multi-Class Fannie Mae MBS are multi-class Fannie Mae MBS that are formed from single-family whole loans. Our Single-Family business works with our Capital Markets group in structuring these single-family whole loan multi-class Fannie Mae MBS. Single-family whole loan multi-class Fannie Mae MBS divide the cash flows on the underlying loans and create several classes of securities, each of which represents a beneficial ownership interest in a separate portion of the cash flows.

Guaranty Fees

We enter into agreements with our lender customers that establish the guaranty fee arrangements for that customer’s Fannie Mae MBS transactions. Guaranty fees are generally paid to us on a monthly basis from a portion of the interest payments made on the underlying mortgage loans in the MBS trust.

The aggregate amount of single-family guaranty fees we receive in any period depends on the amount of Fannie Mae MBS outstanding during that period and the applicable guaranty fee rates. The amount of Fannie Mae MBS outstanding at any time is primarily determined by the rate at which we issue new Fannie Mae MBS and by the repayment rate for the loans underlying our outstanding Fannie Mae MBS. Less significant factors affecting the amount of Fannie Mae MBS outstanding are the rates of borrower defaults on the loans and the extent to which lenders repurchase loans from the pools because the loans do not conform to the representations made by the lenders.

Since we began issuing our Fannie Mae MBS nearly 25 years ago, the total amount of our outstanding single-family Fannie Mae MBS (which includes both Fannie Mae MBS held in our portfolio and Fannie Mae MBS held by third parties) has grown steadily. As of December 31, 2004 and 2005, total outstanding single-family Fannie Mae MBS was $1.8 trillion and $1.9 trillion, respectively. As of September 30, 2006, our total outstanding single-family Fannie Mae MBS was $2.0 trillion. Growth in our total outstanding Fannie Mae MBS has been supported by the value that lenders and other investors place on Fannie Mae MBS.

Our Customers

Our Single-Family business is primarily responsible for managing the relationships with our lender customers that supply mortgage loans both for securitization into Fannie Mae MBS and for purchase by our mortgage portfolio. During 2004, over 1,000 lenders delivered mortgage loans to us, either for purchase by our mortgage portfolio or for securitization into Fannie Mae MBS. We acquire a significant portion of our single-family mortgage loans from several large mortgage lenders. During 2004, our top five lender customers, in the aggregate, accounted for approximately 53% of our single-family business volumes (which refers to both single-family mortgage loans that we purchase for our mortgage portfolio as well as single-family mortgage loans that we securitize into Fannie Mae MBS). Our top customer, Countrywide Financial Corporation (through its subsidiaries), accounted for approximately 26% of our single-family business volumes in 2004. Due to consolidation within the mortgage industry, we, as well as our competitors, have been competing for business from a decreasing number of large mortgage lenders. See “Item 1A—Risk Factors” for a discussion of the risks to our business resulting from this customer concentration.

TBA Market

The TBA, or “to be announced,” securities market is a forward, or delayed delivery, market for 30-year and 15-year fixed-rate single-family mortgage-related securities issued by us and other agency issuers. Most of our single-class single-family Fannie Mae MBS are sold by lenders in the TBA market. Lenders use the TBA market both to purchase and sell Fannie Mae MBS.

A TBA trade represents a forward contract for the purchase or sale of single-family mortgage-related securities to be delivered on a specified future date. In a typical TBA trade, the specific mortgage pools that will be delivered to fulfill the forward contract are unknown at the time of the trade. Parties to a TBA trade agree upon the issuer, coupon, price, product type, amount of securities and settlement date for delivery. Settlement for TBA trades is standardized to occur on one specific day each month. The mortgage-related securities that ultimately will be delivered, and the loans backing those mortgage-related securities, frequently have not been created or originated at the time of the TBA trade, even though a price for the securities is agreed to at that time. Some trades are stipulated trades, in which the buyer and seller agree on specific characteristics of the mortgage loans underlying the mortgage-related securities to be delivered (such as loan age, loan size or geographic area of the loan). Some other transactions are specified trades, in which the buyer and seller identify the actual mortgage pool to be traded (specifying the pool or CUSIP number). These specified trades typically involve existing, seasoned TBA-eligible securities issued in the market. TBA sales enable originating mortgage lenders to hedge their interest rate risk and efficiently lock in interest rates for mortgage loan applicants throughout the loan origination process. The TBA market lowers transaction costs, increases liquidity and facilitates efficient settlement of sales and purchases of mortgage-related securities.

Credit Risk Management

Our Single-Family business bears the credit risk of borrowers defaulting on their payments of principal and interest on the single-family mortgage loans that back our guaranteed Fannie Mae MBS, including Fannie Mae MBS held in our mortgage portfolio. In addition, Single-Family bears the credit risk associated with the single-family whole mortgage loans held in our mortgage portfolio. The Single-Family business receives a guaranty fee in return for bearing the credit risk on guaranteed single-family Fannie Mae MBS, including Fannie Mae MBS held in our mortgage portfolio. In return for bearing credit risk on the single-family whole mortgage loans held in our mortgage portfolio, Single-Family is allocated fees from the Capital Markets group comparable to the guaranty fees that Single-Family receives on guaranteed Fannie Mae MBS. As a result, in our segment reporting, the expenses of the Capital Markets group include the transfer cost of the guaranty fees and related fees allocated to Single-Family, and the revenues of Single-Family include the guaranty fees and related fees received from the Capital Markets group.

The credit risk associated with a single-family mortgage loan is largely determined by the creditworthiness of the borrower, the nature and terms of the loan, the type of property securing the loan, the ratio of the unpaid principal amount of the loan to the value of the property that serves as collateral for the loan (the “loan-to-value ratio” or “LTV ratio”) and general economic conditions, including employment levels and the rate of increases or decreases in home prices. We actively manage, on an aggregate basis, the extent and nature of the credit risk we bear, with the objective of ensuring that we are adequately compensated for the credit risk we take, consistent with our mission goals. For a description of our methods for managing mortgage credit risk and a description of the credit characteristics of our single-family mortgage credit book of business, refer to “Item 7—MD&A—Risk Management—Credit Risk Management.” Refer to “Item 1A—Risk Factors” for a description of the risks associated with our management of credit risk.

Our Single-Family business is also responsible for managing the credit risk to our business posed by defaults by most of our institutional counterparties, such as our mortgage insurance providers and mortgage servicers. See “Item 7—MD&A—Risk Management—Credit Risk Management” for a description of our methods for managing institutional counterparty credit risk and “Item 1A—Risk Factors” for a description of the risks associated with our management of credit risk.

Housing and Community Development

Our Housing and Community Development business engages in a range of activities primarily related to increasing the supply of affordable rental and for-sale housing, as well as increasing liquidity in the debt and equity markets related to such housing. In 2005, approximately 88% of the multifamily mortgage loans we purchased or securitized contributed to the housing goals established by HUD. See “Our Charter and Regulation of Our Activities—Regulation and Oversight of Our Activities—HUD Regulation—Housing Goals” for a description of our housing goals.

Our HCD business also engages in other activities through our Community Investment and Community Lending Groups, including investing in affordable rental properties that qualify for federal low-income housing tax credits, making equity investments in other rental and for-sale housing, investing in acquisition, development and construction financing for single-family and multifamily housing developments, providing loans and credit support to public entities such as housing finance agencies and public housing authorities to support their affordable housing efforts, and working with not-for-profit entities and local banks to support community development projects in underserved areas.

Multifamily Group

HCD’s Multifamily Group securitizes multifamily mortgage loans into Fannie Mae MBS and facilitates the purchase of multifamily mortgage loans for our mortgage portfolio. The amount of multifamily mortgage loan volume that we purchase for our portfolio as compared to the amount that we securitize into Fannie Mae MBS fluctuates from period to period. In recent years, the percentage of our multifamily business that has consisted of purchases for our investment portfolio has increased relative to our securitization activities. Our multifamily mortgage loans relate to properties with five or more residential units. The properties may be apartment communities, cooperative properties or manufactured housing communities.

Most of the multifamily loans we purchase or securitize are made by lenders that participate in our Delegated Underwriting and Servicing, or DUStm, program. Under the DUS program, we delegate the underwriting of loans to qualified lenders. As long as the lender represents and warrants that eligible loans meet our underwriting guidelines, we will not require the lender to obtain loan-by-loan approval before acquisition by us. DUS lenders generally act as servicers on the loans they sell to us, and servicing transfers must be approved by us. We also work with DUS lenders to provide credit enhancement for taxable and tax-exempt bonds issued by entities such as housing finance authorities. DUS lenders generally share the credit risk of loans they sell to us by absorbing a portion of the loss incurred as a result of a loan default. DUS lenders receive a higher servicing fee to compensate them for this risk. We believe that the risk-sharing feature of the DUS program aligns our interests and the interests of the lenders in making a sound credit decision at the time the loan is originated by the lender and acquired by us, and in servicing the loan throughout its life.

The following table provides a breakdown of our multifamily mortgage credit book of business as of December 31, 2004. Our multifamily mortgage credit book of business refers to the sum of the unpaid principal balance of: (1) the multifamily mortgage loans we hold in our investment portfolio; (2) the Fannie Mae MBS and non-Fannie Mae mortgage-related securities backed by multifamily mortgage loans we hold in our investment portfolio; (3) Fannie Mae MBS backed by multifamily mortgage loans that are held by third parties; and (4) credit enhancements that we provide on multifamily mortgage assets. Our HCD business manages the risk that borrowers will default in the payment of principal and interest due on the multifamily mortgage loans held in our investment portfolio or underlying Fannie Mae MBS (whether held in our investment portfolio or held by third parties).

Multifamily Mortgage Credit Book of Business

	As of December 31, 2004
	Conventional(1)	Government(2)	Total
	(Dollars in millions)

Mortgage portfolio:(3)
Mortgage loans(4)	$43,396	$1,074	$44,470
Fannie Mae MBS(4)	505	892	1,397
Agency mortgage-related securities(4)(5)	—	68	68
Mortgage revenue bonds	8,037	2,744	10,781
Other mortgage-related securities(6)	12	46	58

Total mortgage portfolio	51,950	4,824	56,774
Fannie Mae MBS held by third parties(7)	54,639	2,005	56,644

Book of business	106,589	6,829	113,418
Other(8)	14,111	368	14,479

Total multifamily mortgage credit book of business	$120,700	$7,197	$127,897

(1)	Refers to mortgage loans and mortgage-related securities that are not guaranteed or insured by the U.S. government or any of its agencies.

(2)	Refers to mortgage loans and mortgage-related securities guaranteed or insured by the U.S. government or one of its agencies.

(3)	Mortgage portfolio data is reported based on unpaid principal balance. Our HCD business manages the credit risk relating to the multifamily mortgage loans and Fannie Mae MBS held in our portfolio that are backed by multifamily mortgage loans. Our Capital Markets group manages the institutional counterparty credit risk relating to the agency mortgage-related securities, mortgage revenue bonds and other mortgage-related securities held in our portfolio.

(4)	Mortgage loan data includes mortgage-related securities that were consolidated and reported in our consolidated balance sheet as loans.

(5)	Includes mortgage-related securities issued by Freddie Mac and Ginnie Mae.

(6)	Includes mortgage-related securities issued by entities other than Fannie Mae, Freddie Mac or Ginnie Mae.

(7)	Includes Fannie Mae MBS held by investors other than Fannie Mae. The principal balance of resecuritized Fannie Mae MBS is included only once.

(8)	Includes additional multifamily credit enhancements that we provide not otherwise reflected in the table.

Unlike single-family loans, most multifamily loans require that the borrower pay a prepayment premium if the loan is paid before the maturity date. Additionally, some multifamily loans are subject to lock-out periods during which the loan may not be prepaid. The prepayment premium can take a variety of forms, including yield maintenance, defeasance or declining percentage. These prepayment provisions may provide incremental levels of certainty and reinvestment cash flow protection to investors in multifamily loans and mortgage-related securities, and may reduce the likelihood that a borrower will prepay a loan during a period of declining interest rates.

Our Multifamily Group generally creates multifamily Fannie Mae MBS in the same manner as our Single-Family business creates single-family Fannie Mae MBS. Mortgage lenders deliver multifamily mortgage loans to us in exchange for our Fannie Mae MBS, which thereafter may be held by the lenders or sold in the capital markets. We guarantee to each MBS trust that we will supplement mortgage loan collections as required to permit timely payment of principal and interest due on the related multifamily Fannie Mae MBS. In return for our guaranty, we are paid a guaranty fee out of a portion of the interest on the loans underlying the multifamily Fannie Mae MBS. For a description of a typical lender swap transaction by which we create Fannie Mae MBS, see “Single-Family Credit Guaranty—Guaranty Services” above.

As with our Single-Family business, our Multifamily Group offers different types of Fannie Mae MBS as a service to our lenders and as a response to specific investor preferences. The most commonly issued multifamily Fannie Mae MBS are described below:

•	Multifamily Single-Class Fannie Mae MBS represent beneficial interests in multifamily mortgage loans held in an MBS trust and that were delivered to us by a lender in exchange for the single-class Fannie Mae MBS. The certificate holders in a single-class Fannie Mae MBS issue receive principal and interest payments in proportion to their percentage ownership of the MBS issue.

•	Discount Fannie Mae MBS are short-term securities that generally have maturities between three and nine months and are backed by one or more participation certificates representing interests in multifamily loans. Investors earn a return on their investment in these securities by purchasing them at a discount to their principal amounts and receiving the full principal amount when the securities reach maturity. Discount MBS have no prepayment risk since prepayments are not allowed prior to maturity.

•	Multifamily Whole Loan Multi-Class Fannie Mae MBS are multi-class Fannie Mae MBS that are formed from multifamily whole loans, Federal Housing Administration (“FHA”) participation certificates and/or Government National Mortgage Association (“Ginnie Mae”) participation certificates. Our HCD business works with our Capital Markets group in structuring these multifamily whole loan multi-class Fannie Mae MBS. Multifamily whole loan multi-class Fannie Mae MBS divide the cash flows on the underlying loans or participation certificates and create several classes of securities, each of which represents a beneficial ownership interest in a separate portion of the cash flows.

The fee and guaranty arrangements between HCD and Capital Markets are similar to the arrangements between Single-Family and Capital Markets. Our HCD business bears the credit risk of borrowers defaulting on their payments of principal and interest on the multifamily mortgage loans that back our guaranteed Fannie Mae MBS, including Fannie Mae MBS held in our mortgage portfolio. In addition, HCD bears the credit risk associated with the multifamily whole mortgage loans held in our mortgage portfolio. The HCD business receives a guaranty fee in return for bearing the credit risk on guaranteed multifamily Fannie Mae MBS, including Fannie Mae MBS held in our mortgage portfolio. In return for bearing credit risk on the multifamily whole mortgage loans held in our mortgage portfolio, our HCD business is allocated fees from the Capital Markets group comparable to the guaranty fees that it receives on guaranteed Fannie Mae MBS. As a result, in our segment reporting, the expenses of the Capital Markets group include the transfer cost of the guaranty fees and related fees allocated to our HCD segment, and the revenues of the HCD segment include the guaranty fees and related fees received from the Capital Markets group.

HCD’s Multifamily Group manages credit risk in a manner similar to that of Single-Family by managing the quality of the mortgages we acquire for our portfolio or securitize into Fannie Mae MBS, diversifying our exposure to credit losses, continually assessing the level of credit risk that we bear, and actively managing problem loans and assets to mitigate credit losses. Additionally, multifamily loans sold to us are often subject to lender risk-sharing or other lender recourse arrangements. As of December 31, 2004, credit enhancements existed on approximately 95% of the multifamily mortgage loans that we owned or that backed our Fannie Mae MBS. As described above, in our DUS program, lenders typically bear a portion of the losses incurred on an individual DUS loan. From time to time, we acquire multifamily loans pursuant to transactions in which the lenders do not bear any risk on the loan and we therefore bear all of the risk. In such cases, we are compensated accordingly for bearing all of the credit risk on the loan. For a description of our management of multifamily credit risk, see “Item 7—MD&A—Risk Management—Credit Risk Management.” Refer to “Item 1A—Risk Factors” for a description of the risks associated with our management of credit risk.

Community Investment Group

HCD’s Community Investment Group makes investments that increase the supply of affordable housing. Most of these investments are in rental housing that qualifies for federal low-income housing tax credits, and the remainder are in conventional rental and primarily entry-level, for-sale housing. These investments are consistent with our focus on serving communities in need and making affordable housing more available and easier to rent or own.

The Community Investment Group’s investments have been made predominantly in low-income housing tax credit (“LIHTC”) limited partnerships or limited liability companies (referred to collectively in this report as “LIHTC partnerships”) that directly or indirectly own an interest in rental housing that the partnerships or companies have developed or rehabilitated. By renting a specified portion of the housing units to qualified low-income tenants over a 15-year period, the partnerships become eligible for the federal low-income housing tax credit. The low-income housing tax credit was enacted as part of the Tax Reform Act of 1986 to encourage investment by private developers and investors in low-income rental housing. To qualify for this tax credit, among other requirements, the project owner must irrevocably elect that either (1) a minimum of 20% of the residential units will be rent-restricted and occupied by tenants whose income does not exceed 50% of the area median gross income, or (2) a minimum of 40% of the residential units will be rent-restricted and occupied by tenants whose income does not exceed 60% of the area median gross income. The LIHTC partnerships are generally organized by fund manager sponsors who seek out investments with third-party developers who in turn develop or rehabilitate the properties and subsequently manage them. We invest in these partnerships as a limited partner with the fund manager acting as the general partner.

In making investments in these LIHTC partnerships, our Community Investment Group identifies qualified sponsors and structures the terms of our investment. Our risk exposure is limited to the amount of our investment and the possible recapture of the tax benefits we have received from the partnership. To manage the risks associated with a partnership, we track compliance with the LIHTC requirements, as well as the property condition and financial performance of the underlying investment throughout the life of the investment. In addition, we evaluate the strength of the partnership’s sponsor through periodic financial and operating assessments. Furthermore, in some of our partnership investments, our exposure to loss is further mitigated by our having a guaranteed economic return from an investment grade counterparty.

As of December 31, 2004, we had a recorded investment in these LIHTC partnerships of $6.8 billion. We earn a return on our investments in LIHTC partnerships through reductions in our federal income tax liability as a result of the use of the tax credits for which the partnerships qualify, as well as the deductibility of the partnerships’ net operating losses. The tax benefits associated with these partnerships was the primary reason for our effective tax rate in 2004 being 17% versus the federal statutory rate of 35%.

In addition to its investments in LIHTC partnerships, HCD’s Community Investment Group provides equity investments for rental and for-sale housing. These investments are typically made through fund managers or directly with developers and operators that are well-recognized firms within the industry. Because we invest as a limited partner or as a non-managing member in a limited liability company, our exposure is generally limited to the amount of our investment. Most of our investments in for-sale housing involve the construction of entry-level homes that are generally eligible for conforming mortgages. As of December 31, 2004, we had a recorded investment in these equity investments of $1.3 billion.

Community Lending Group

HCD’s Community Lending Group supports the expansion of available housing by participating in specialized debt financing for a variety of customers and by acquiring mortgage loans. These activities include:

•	helping to meet the financing needs of single-family and multifamily home builders by purchasing participation interests in acquisition, development and construction (“AD&C”) loans from lending institutions;

•	acquiring small multifamily loans from a variety of lending institutions;

•	providing financing to designated communities to expand the affordable housing stock in those communities as part of their community development efforts; and

•	providing financing for single-family and multifamily housing to housing finance agencies, public housing authorities and municipalities.

In August 2006, OFHEO advised us to suspend new AD&C business until we have finalized and implemented specified policies and procedures required to strengthen risk management practices related to this business. We expect to have finalized and substantially completed implementation of these policies and procedures by December 2006. We will not engage in new AD&C business until OFHEO determines the finalized policies and procedures are satisfactory.

Capital Markets

Our Capital Markets group manages our investment activity in mortgage loans, mortgage-related securities and other liquid investments. We purchase mortgage loans and mortgage-related securities from mortgage lenders, securities dealers, investors and other market participants. We also sell mortgage loans and mortgage-related securities.

We fund our investments primarily through the proceeds from our issuance of debt securities in the domestic and international capital markets. By using the proceeds of this debt funding to invest in mortgage loans and mortgage-related securities, we directly and indirectly increase the amount of funding available to mortgage lenders. By managing the structure of our debt obligations and through our use of derivatives, we strive to substantially limit adverse changes in the net fair value of our investment portfolio that result from interest rate changes.

Our Capital Markets group earns most of its income from the difference, or spread, between the interest we earn on our mortgage portfolio and the interest we pay on the debt we issue to fund this portfolio, which is referred to as our net interest yield. As described below, our Capital Markets group uses various debt and derivative instruments to help manage the interest rate risk inherent in our mortgage portfolio. Changes in the fair value of the derivative instruments we hold impact the net income reported by the Capital Markets group business segment. Our Capital Markets group also earns transaction fees for issuing structured Fannie Mae MBS, as described below under “Securitization Activities.”

Mortgage Investments

The amount of our net mortgage investments was $924.8 billion as of December 31, 2004 and $919.3 billion as of December 31, 2003. As described in “Item 7—MD&A—Business Segment Results—Capital Markets Group,” the amount of our mortgage investments has decreased since December 31, 2004. We estimate that the amount of our net mortgage investments was $720.3 billion as of September 30, 2006. As described above under “Financial Restatement, Regulatory Reviews and Other Significant Recent Events,” as part of our May 2006 consent order with OFHEO, we agreed not to increase the size of our net mortgage portfolio above $727.75 billion, except in limited circumstances at OFHEO’s discretion. We will be subject to this limitation on mortgage investment growth until the Director of OFHEO has determined that modification or expiration of the limitation is appropriate in light of specified factors such as resolution of accounting and internal control issues. For additional information on our capital requirements and regulations affecting the amount of our mortgage investments, see “Our Charter and Regulation of Our Activities” and “Item 7—MD&A—Liquidity and Capital Management—Capital Management.”

Our mortgage investments include both mortgage-related securities and mortgage loans. We purchase primarily conventional single-family fixed-rate or adjustable-rate, first lien mortgage loans, or mortgage-related securities backed by such loans. In addition, we purchase loans insured by the FHA, loans guaranteed by the Department of Veterans Affairs (“VA”) or by the Rural Housing Service of the Department of Agriculture (“RHS”), manufactured housing loans, multifamily mortgage loans, subordinate lien mortgage loans (e.g., loans secured by second liens) and other mortgage-related securities. Most of these loans are prepayable at the option of the borrower. Some of our investments in mortgage-related securities are effected in the TBA market, which is described above under “Single-Family Credit Guaranty—TBA Market.” Our investments in mortgage-related securities include structured mortgage-related securities such as real estate mortgage investment conduits (“REMICs”). The interest rates on the structured mortgage-related securities held in our portfolio may not be the same as the interest rates on the underlying loans. For example, we may hold a floating rate REMIC security with an interest rate that adjusts periodically based on changes in a specified market reference rate, such as the London Inter-Bank Offered Rate (“LIBOR”); however, the REMIC may be backed by fixed-rate mortgage loans. The REMIC securities we own primarily fall into two categories: agency REMICs, which are generally Fannie Mae-issued REMICs, and non-agency REMICs issued by private-label issuers. For information on the composition of our mortgage investment portfolio by product type, refer to Table 22 in “Item 7—MD&A—Business Segment Results—Capital Markets Group—Mortgage Investments.”

While our Single-Family and HCD businesses are responsible for managing the credit risk associated with our investments in mortgage loans and Fannie Mae MBS, our Capital Markets group is responsible for managing the credit risk of the non-Fannie Mae mortgage-related securities in our portfolio.

Investment Activities and Objectives

Our Capital Markets group seeks to maximize long-term total returns, subject to our risk constraints, while fulfilling our chartered liquidity function. We pursue these objectives by purchasing, selling and managing mortgage assets based on market dynamics and our assessment of the economic attractiveness of specific transactions at given points in time. This approach is an enhancement to our strategy prior to 2005, which focused primarily on buying mortgage assets when anticipated returns met or exceeded our hurdle rates and generally holding those assets to maturity. We now also consider asset sales in order to generate economic value when supply and demand dynamics in our market result in attractive pricing for certain assets in our portfolio.

The level of our purchases and sales of mortgage assets in any given period has been generally determined by the rates of return that we expect to be able to earn on the equity capital underlying our investments. When we expect to earn returns greater than our cost of equity capital, we generally will be an active purchaser of mortgage loans and mortgage-related securities. When few opportunities exist to earn returns above our cost of equity capital, we generally will be a less active purchaser, and may be a net seller, of mortgage loans and mortgage-related securities. This investment strategy is consistent with our chartered liquidity function, as the periods during which our purchase of mortgage assets is economically attractive to us generally have been periods in which market demand for mortgage assets is low.

The difference, or spread, between the yield on mortgage assets available for purchase or sale and our borrowing costs, after consideration of the net risks associated with the investment, is an important factor in determining whether we are a net buyer or seller of mortgage assets. When the spread between the yield on mortgage assets and our borrowing costs is wide, which is typically when demand for mortgage assets from other investors is low, we will look for opportunities to add liquidity to the market primarily by purchasing mortgage assets and issuing debt to investors to fund those purchases. When this spread is narrow, which is typically when market demand for mortgage assets is high, we will look for opportunities to meet demand by selling mortgage assets from our portfolio. Even in periods of high market demand for mortgage assets, however, we expect to be an active purchaser of less liquid forms of mortgage loans and mortgage-related securities. The amount of our purchases of these mortgage loans and mortgage-related securities may be less than the amortization, prepayments and sales of mortgage loans we hold and, as a result, our investment balances may decline during periods of high market demand.

We determine our total return by measuring the change in the fair value of our net assets attributable to common stockholders, as adjusted for our capital transactions, such as dividend payments and share issuances and repurchases. The fair value of our net assets will change from period to period as a result of changes in the mix of our assets and liabilities and changes in interest rates, expected volatility and other market factors. The fair value of our net assets is also subject to change due to inherent market fluctuations in the yields on our mortgage assets relative to the yields on our debt securities. The fair value of our guaranty assets and guaranty obligations will also fluctuate in the short term due to changes in interest rates. These fluctuations are likely to produce volatility in the fair value of our net assets in the short-term that may not be representative of our long-term performance.

Customer Transactions and Services

Our Capital Markets group provides services to our lender customers and their affiliates, which include:

•	offering to purchase a wide variety of mortgage assets, including non-standard mortgage loan products, which we either retain in our portfolio for investment or sell to other investors as a service to assist our customers in accessing the market;

•	segregating customer portfolios to obtain optimal pricing for their mortgage loans (for example, segregating Community Reinvestment Act or “CRA” eligible loans, which typically command a premium);

•	providing funds at the loan delivery date for purchase of loans delivered for securitization; and

•	assisting customers with the hedging of their mortgage business, including entering into options and forward contracts on mortgage-related securities, which we offset in the capital markets.

These activities provide a significant source of assets for our mortgage portfolio, help to create a broader market for our customers and enhance liquidity in the secondary mortgage market. Although certain securities acquired in this activity are accounted for as “trading” securities, we contemporaneously enter into economically offsetting positions if we do not intend to retain the securities in our portfolio.

In connection with our customer transactions and services activities, we may enter into forward commitments to purchase mortgage loans or mortgage-related securities that we decide not to retain in our portfolio. In these instances, we generally will enter into an offsetting sell commitment with another investor or require the lender to deliver a sell commitment to us together with the loans to be pooled into mortgage-related securities.

Mortgage Innovation

Our Capital Markets group also aids our lender customers in their efforts to introduce new mortgage products into the marketplace. Lenders often face limited secondary market appetite for new or innovative mortgage products. Our Capital Markets group supports these lenders by purchasing new products for our investment portfolio before they develop full track records for credit performance and pricing. Among the innovations that our Capital Markets group has supported recently are 40-year mortgages, interest-only mortgages and reverse mortgages.

Housing Goals

Our Capital Markets group contributes to our regulatory housing goals by purchasing goals-qualifying mortgage loans and mortgage-related securities for our mortgage portfolio. In particular, our Capital Markets group is able to purchase highly-rated mortgage-related securities backed by mortgage loans that meet our regulatory housing goals requirements. Our Capital Markets group’s purchase of goals-qualifying mortgage loans is a critical factor in our ability to meet our housing goals.

Funding of Our Investments

Our Capital Markets group funds its investments primarily through the issuance of debt securities in the domestic and international capital markets. The objective of our debt financing activities is to manage our liquidity requirements while obtaining funds as efficiently as possible. We structure our financings not only to satisfy our funding and risk management requirements, but also to access the market in an orderly manner with debt securities designed to appeal to a wide range of investors. International investors, seeking many of the features offered in our debt programs for their U.S. dollar-denominated investments, have been a significant and growing source of funding in recent years. The most significant of the debt financing programs that we conduct are the following:

•	Benchmark Securities®. Through our Benchmark Securities program, we sell large, regularly scheduled issues of unsecured debt. Our Benchmark Securities issues tend to appeal to investors who value liquidity and price transparency. The Benchmark Securities program includes:

•	Benchmark Bills have maturities of up to one year. On a weekly basis, we auction three-month and six-month Benchmark Bills with a minimum issue size of $1.0 billion. On a monthly basis, we auction one-year Benchmark Bills with a minimum issue size of $1.0 billion.

•	Benchmark Notes have maturities ranging between two and ten years. Each month, we typically sell one or more new, fixed-rate issues of Benchmark Notes through dealer syndicates. Each issue has a minimum size of $3.0 billion.

•	Discount Notes. We issue short-term debt securities called Discount Notes with maturities ranging from overnight to 360 days from the date of issuance. Investors purchase these notes at a discount to the principal amount and receive the principal amount when the notes mature.

•	Medium-Term Notes. We issue medium-term notes (“MTNs”) with a wide range of maturities, interest rates and call features. The specific terms of our MTN issuances are determined through individually-negotiated transactions with broker-dealers. Our MTNs are often callable prior to maturity. We issue both fixed-rate and floating-rate securities, as well as various types of structured notes that combine features of traditional debt with features of other capital market instruments.

•	Subordinated Debt. Pursuant to voluntary commitments that we made in October 2000, from time to time we have issued subordinated debt. The terms of our qualifying subordinated debt require us to defer interest payments on this debt in specified limited circumstances. The difference, or spread, between the trading prices of our subordinated debt and our senior debt serves as a market indicator to investors of the relative credit risk of our debt. A narrow spread between the trading prices of our subordinated debt and senior debt implies that the market perceives the credit risk of our debt to be relatively low. A wider spread between these prices implies that the market perceives our debt to have a higher relative credit risk. As of the date of this filing, we had $11.0 billion in qualifying subordinated debt outstanding. We have not issued any subordinated debt since 2003. During 2004, we suspended further issuances of subordinated debt and are not likely to resume issuances until we return to timely reporting of our financial results. Our October 2000 voluntary commitments relating to subordinated debt have been replaced by an agreement we entered into with OFHEO on September 1, 2005, pursuant to which we agreed to maintain a specified amount of qualifying subordinated debt. Although we have not issued subordinated debt since 2003, we are in compliance with our obligations relating to the maintenance of subordinated debt under our September 1, 2005 agreement with OFHEO. For more information on our subordinated debt, see “Item 7—MD&A—Liquidity and Capital Management—Capital Management—Capital Activity—Subordinated Debt.”

For more information regarding our approach to funding our investments and other activities, see “Item 7—MD&A—Liquidity and Capital Management—Liquidity—Debt Funding.”

While we are a corporation chartered by the U.S. Congress, we are solely responsible for our debt obligations, and neither the U.S. government nor any instrumentality of the U.S. government guarantees any of our debt. Our debt trades in the “agency sector” of the capital markets, along with the debt of other GSEs. Debt in the agency sector benefits from bank regulations that allow commercial banks to invest in our debt and other agency debt to a greater extent than other debt. These factors, along with the high credit rating of our senior unsecured debt securities and the manner in which we conduct our financing programs, contribute to the favorable trading characteristics of our debt. As a result, we generally are able to borrow at lower interest rates than other corporate debt issuers. For information on the credit ratings of our long-term and short-term senior unsecured debt, qualifying subordinated debt and preferred stock, refer to “Item 7—MD&A—Liquidity and Capital Management—Liquidity—Credit Ratings and Risk Ratings.”

In order to support the liquidity and strength of our debt programs, we engage in periodic repurchases of our debt securities. During 2004, we repurchased $4.3 billion of our outstanding debt through market purchases. We also called $155.6 billion of our outstanding debt.

Securitization Activities

Our Capital Markets group engages in two principal types of securitization activities:

•	creating and issuing Fannie Mae MBS from our mortgage portfolio assets, either for sale into the secondary market or to retain in our portfolio; and

•	issuing structured Fannie Mae MBS for customers in exchange for a transaction fee.

Our Capital Markets group creates Fannie Mae MBS using mortgage loans and mortgage-related securities that we hold in our investment portfolio (referred to as “portfolio securitizations”). Our Capital Markets group may sell these Fannie Mae MBS into the secondary market or may retain the Fannie Mae MBS in our investment portfolio. The types of Fannie Mae MBS that our Capital Markets group creates through portfolio securitizations include the same types as those created by our Single-Family and HCD businesses, as described in “Single-Family Credit Guaranty—Guaranty Services” above. In addition, the Capital Markets group issues structured Fannie Mae MBS, which are described below. The structured Fannie Mae MBS are generally created through swap transactions, typically with our lender customers or securities dealer customers. In these transactions, the customer “swaps” a mortgage-related security they own for one of the types of structured Fannie Mae MBS described below. This process is referred to as “resecuritization.”

Our Capital Markets group earns transaction fees for issuing structured Fannie Mae MBS for third parties. The most common forms of such securities are the following:

•	Fannie Megas®, which are resecuritized single-class Fannie Mae MBS that are created in transactions in which a lender or a securities dealer contributes two or more previously issued single-class Fannie Mae MBS or previously issued Megas, or a combination of Fannie Mae MBS and Megas, in return for a new issue of Mega certificates.

•	Multi-class Fannie Mae MBS, including REMICs, which may separate the cash flows from underlying single-class and/or multi-class Fannie Mae MBS, other mortgage-related securities or whole mortgage loans into separately tradable classes of securities. By separating the cash flows, the resulting classes may consist of: (1) interest-only payments; (2) principal-only payments; (3) different portions of the principal and interest payments; or (4) combinations of each of these. Terms to maturity of some multi-class Fannie Mae MBS, particularly REMIC classes, may match or be shorter than the maturity of the underlying mortgage loans and/or mortgage-related securities. As a result, each of the classes in a multi-class Fannie Mae MBS may have a different coupon rate, average life, repayment sensitivity or final maturity. In some of our multi-class Fannie Mae MBS transactions, we may issue senior classes where we have guaranteed to the trust that we will supplement collections on the underlying mortgage assets as required to permit timely payment of principal and interest due on the related senior class. In these multi-class Fannie Mae MBS transactions, we also may issue one or more subordinated classes for which we do not provide a guaranty. Our Capital Markets group may work with our Single-Family or HCD businesses in structuring multi-class Fannie Mae MBS.

Interest Rate Risk Management

Our Capital Markets group is subject to the risks of changes in long-term earnings and net asset values that may occur due to changes in interest rates, interest rate volatility and other factors within the financial markets. These risks arise because the expected cash flows of our mortgage assets are not perfectly matched with the cash flows of our debt instruments.

Our principal source of interest rate risk arises from our investment in mortgage assets that give the borrower the option to prepay the mortgage at any time. For example, if interest rates decrease, borrowers are more likely to refinance their mortgages. Refinancings could result in prepaid loans being replaced with new investments in lower interest rate loans and, consequently, a decrease in future interest income earned on our mortgage assets. At the same time, we may not be able to redeem or repay a sufficient portion of our existing debt to lower our interest expense by the same amount, which may reduce our net interest yield.

We strive to maintain low exposure to the risks associated with changes in interest rates. To manage our exposure to interest rate risk, we engage in the following activities:

•	Issuance of Callable and Non-Callable Debt. We issue a broad range of both callable and non-callable debt securities to manage the duration and prepayment risk of expected cash flows of the mortgage assets we own.

•	Use of Derivative Instruments. While our debt is the primary means by which we manage our interest rate risk exposure, we supplement our issuance of debt with interest rate-related derivatives to further manage duration and prepayment risk. We use derivatives in combination with our issuance of debt to reduce the volatility of the estimated fair value of our mortgage investments. The benefits of derivatives include:

—	the speed and efficiency with which we can alter our risk position; and

—	the ability to modify some aspects of our expected cash flows in a specialized manner that might not be readily achievable with debt instruments.

The use of derivatives also involves costs to our business. Changes in the estimated fair value of these derivatives impact our net income. Accordingly, our net income will be reduced to the extent that we incur losses relating to our derivative instruments. In addition, our use of derivatives exposes us to credit risk relating to our derivative counterparties. We have derivative transaction policies and controls in place to minimize our derivative counterparty risk. See “Item 7—MD&A—Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Derivatives Counterparties” for a description of our derivative counterparty risk and our policies and controls in place to minimize such risk. Refer to “Item 1A—Risk Factors” for a description of the risks associated with transactions with our derivatives counterparties.

•	Continuous Monitoring of Our Risk Position. We continuously monitor our risk position and actively rebalance our portfolio of interest-rate sensitive financial instruments to maintain a close match between the duration of our assets and liabilities. We use a wide range of risk measures and analytical tools to assess our exposure to the risks inherent in the asset and liability structure of our business and use these assessments in the day-to-day management of the mix of our assets and liabilities. If market conditions do not permit us to fund and manage our investments within our risk parameters, we will not be an active purchaser of mortgage assets.

For more information regarding our methods for managing interest rate risk and other market risks that impact our business, refer to “Item 7—MD&A—Risk Management—Interest Rate Risk Management and Other Market Risks.”

COMPETITION

Our competitors include the Federal Home Loan Mortgage Corporation, referred to as Freddie Mac, the Federal Home Loan Banks, financial institutions, securities dealers, insurance companies, pension funds and other investors. Our market share of loans purchased for our investment portfolio or securitized into Fannie Mae MBS is affected by the amount of residential mortgage loans offered for sale in the secondary market by loan originators and other market participants, and the amount purchased or securitized by our competitors. Our market share is also affected by the mix of available mortgage loan products and the credit risk and prices associated with those loans.

We are an active investor in mortgage-related assets and we compete with a broad range of investors for the purchase and sale of these assets. Our primary competitors for the purchase and sale of mortgage assets are participants in the secondary mortgage market that we believe also share our general investment objective of seeking to maximize the returns they receive through the purchase and sale of mortgage assets. In addition, in recent years, several large mortgage lenders have increased their retained holdings of the mortgage loans they originate. Competition for mortgage-related assets among investors in the secondary market was intense in 2004 and 2005. The spreads between the yield on our debt securities and expected yields on mortgage assets, after consideration of the net risks associated with the investments, were very narrow in 2004 and 2005, reflecting strong investor demand from banks, funds and other investors. This high demand for mortgage assets increased the price of mortgage assets relative to the credit risks associated with these assets.

We have been the largest agency issuer of mortgage-related securities in every year since 1990. Competition for the issuance of mortgage-related securities is intense and participants compete on the basis of the value of their products and services relative to the prices they charge. Value can be delivered through the liquidity and trading levels for an issuer’s securities, the range of products and services offered, and the reliability and consistency with which it conducts its business. In recent years, there has been a significant increase in the issuance of mortgage-related securities by non-agency issuers. Non-agency issuers, also referred to as private-label issuers, are those issuers of mortgage-related securities other than agency issuers Fannie Mae, Freddie Mac or Ginnie Mae. Private-label issuers have significantly increased their share of the mortgage-related securities market and accounted for more than half of new single-family mortgage-related securities issuances in 2005. As the market share for private-label securities has increased, our market share has decreased. During 2005, our estimated market share of new single-family mortgage-related securities issuance was 23.5%, compared to 29.2% in 2004 and 45.0% in 2003. For the third quarter of 2006, our estimated market share of new single-family mortgage-related securities issuance was 24.7%. Our estimates of market share are based on publicly available data and exclude previously securitized mortgages. We expect private-label issuers to continue to provide significant competition to our Single-Family business.

We also expect private-label issuers to provide increasingly significant competition to our HCD business. The commercial mortgage-backed securities (“CMBS”) issued by private-label issuers are typically backed not only by loans secured by multifamily residential property, but also by loans secured by a mix of retail, office, hotel and other commercial properties. We are restricted by our charter to issuing Fannie Mae MBS backed by residential loans, which often have lower yields than other types of commercial real estate loans. Private-label issuers include multifamily residential loans in pools backing CMBS because those properties, while generally generating lower cash flow than other types of commercial properties, generally have lower default rates, which improves the overall performance of CMBS pools. To obtain multifamily residential property loans for CMBS pools, private-label issuers are sometimes willing to purchase loans of a lesser credit quality than the loans we purchase and to price their purchases of these loans more aggressively than we typically price our purchases. Because we usually guarantee our Fannie Mae MBS, we generally maintain high credit standards to limit our exposure to defaults. Private-label issuers often structure their CMBS transactions so that certain classes of the securities issued in each transaction bear most of the default risk on the loans underlying the transaction. These securities are placed with investors that are prepared to assume that risk in exchange for higher yields. We are responding to this increased competition from private-label issuers of CMBS, in part, by investing in investment grade CMBS securities backed by multifamily loans.

OUR CHARTER AND REGULATION OF OUR ACTIVITIES

We are a stockholder-owned corporation organized and existing under the Federal National Mortgage Association Charter Act, which we refer to as the Charter Act or our charter. We were established in 1938 pursuant to the National Housing Act and originally operated as a U.S. government entity. Title III of the National Housing Act amended our charter in 1954, and we became a mixed-ownership corporation, with our preferred stock owned by the federal government and our common stock held by private investors. In 1968, our charter was further amended and our predecessor entity was divided into the present Fannie Mae and Ginnie Mae. Ginnie Mae remained a government entity, but all of the preferred stock of Fannie Mae that had been held by the U.S. government was retired, and Fannie Mae became privately owned.

Charter Act

The Charter Act, as it was further amended from 1970 through 1998, sets forth the activities that we are permitted to conduct, authorizes us to issue debt and equity securities, and describes our general corporate powers. The Charter Act states that our purpose is to:

•	provide stability in the secondary market for residential mortgages;

•	respond appropriately to the private capital market;

•	provide ongoing assistance to the secondary market for residential mortgages (including activities relating to mortgages on housing for low- and moderate-income families involving a reasonable economic return that may be less than the return earned on other activities) by increasing the liquidity of mortgage investments and improving the distribution of investment capital available for residential mortgage financing; and

•	promote access to mortgage credit throughout the nation (including central cities, rural areas and underserved areas) by increasing the liquidity of mortgage investments and improving the distribution of investment capital available for residential mortgage financing.

In addition to our overall strategy being aligned with these purposes, all of our business activities must be permissible under the Charter Act. Our charter specifically authorizes us to “deal in” conventional mortgage loans and to “purchase,” “sell,” “service,” and “lend on the security of” these types of mortgages, subject to limitations on the maximum original principal balance for single-family loans and requirements for credit enhancement for some loans. Under our Charter Act authority, we can purchase mortgage loans secured by first or second liens, issue debt and issue mortgage-backed securities. In addition, we can guarantee mortgage-backed securities. We can also act as a depository, custodian or fiscal agent for our “own account or as fiduciary, and for the account of others.” Furthermore, the Charter Act expressly enables us to “lease, purchase, or acquire any property, real, personal, or mixed, or any interest therein, to hold, rent, maintain, modernize, renovate, improve, use, and operate such property, and to sell, for cash or credit, lease, or otherwise dispose of the same” as we may deem necessary or appropriate and also “to do all things as are necessary or incidental to the proper management of [our] affairs and the proper conduct of [our] business.”

Loan Standards

The single-family conventional mortgage loans we purchase or securitize must meet the following standards required by the Charter Act.

•	Principal Balance Limitations. Our charter permits us to purchase and securitize single-family conventional mortgage loans subject to maximum original principal balance limits. Conventional mortgage loans are loans that are not federally insured or guaranteed. The principal balance limits are often referred to as “conforming loan limits” and are established each year by OFHEO based on the national average price of a one-family residence. In 2004, 2005 and 2006, the conforming loan limit for a one-family residence generally was $333,700, $359,650 and $417,000, respectively. In November 2006, OFHEO announced that the conforming loan limit will remain at $417,000 for 2007. Higher original principal balance limits apply to mortgage loans secured by two- to four-family residences and also to loans in Alaska, Hawaii, Guam and the Virgin Islands. No statutory limits apply to the maximum original principal balance of multifamily mortgage loans (loans secured by properties that have five or more residential dwelling units) that we purchase or securitize. In addition, the Charter Act imposes no maximum original principal balance limits on loans we purchase or securitize that are insured by the FHA or guaranteed by the VA.

•	Quality Standards. The Charter Act requires that, so far as practicable and in our judgment, the mortgage loans we purchase or securitize must be of a quality, type and class that generally meet the purchase standards of private institutional mortgage investors. To comply with this requirement and for the efficient operation of our business, we have eligibility policies and make available guidelines for the mortgage loans we purchase or securitize as well as for the sellers and servicers of these loans.

•	Loan-to-Value and Credit Enhancement Requirements. The Charter Act requires credit enhancement on any conventional single-family mortgage loan that we purchase or securitize if it has a loan-to-value ratio over 80% at the time of purchase or securitization. Credit enhancement may take the form of insurance or a guaranty issued by a qualified insurer, a repurchase arrangement with the seller of the loans or seller-retained loan participation interests. In addition, our policies and guidelines have loan-to-value ratio requirements that depend upon a variety of factors, such as the borrower credit history, the loan purpose, the repayment terms and the number of dwelling units in the property securing the loan. Depending on these factors and the amount and type of credit enhancement we obtain, our underwriting guidelines provide that the loan-to-value ratio for loans that we purchase or securitize can be up to 100% for conventional single-family loans; however, from time to time, we may make an exception to these guidelines and acquire loans with a loan-to-value ratio greater than 100%.

Other Charter Act Limitations and Requirements

In addition to specifying our purpose, authorizing our activities and establishing various limitations and requirements relating to the loans we purchase and securitize, the Charter Act has the following provisions related to issuances of our securities, exemptions for our securities from the registration requirements of the federal securities laws, the taxation of our income, the structure of our Board of Directors and other limitations and requirements.

•	Issuances of Our Securities. The Charter Act authorizes us, upon approval of the Secretary of the Treasury, to issue debt obligations and mortgage-related securities. At the discretion of the Secretary of the Treasury, the U.S. Department of the Treasury may purchase obligations of Fannie Mae up to a maximum of $2.25 billion outstanding at any one time. We have not used this facility since our transition from government ownership in 1968. Neither the United States nor any of its agencies guarantees our debt or is obligated to finance our operations or assist us in any other manner. On June 13, 2006, the U.S. Department of the Treasury announced that it would undertake a review of its process for approving our issuances of debt. We cannot predict whether the outcome of this review will materially impact our current business activities.

•	Exemptions for Our Securities. Securities we issue are “exempted securities” under laws administered by the SEC. As a result, registration statements with respect to offerings of our securities are not filed with the SEC. In March 2003, however, we voluntarily registered our common stock with the SEC pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the “Exchange Act”). We are thereby required to file periodic and current reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Since undertaking to restate our 2002 and 2003 consolidated financial statements and improve our accounting practices and internal control over financial reporting, we have not been a timely filer of our periodic reports on Form 10-K or Form 10-Q. We are continuing to improve our accounting and internal control over financial reporting and are striving to become a timely filer as soon as practicable. We are also required to file proxy statements with the SEC. In addition, our directors and certain officers are required to file reports with the SEC relating to their ownership of Fannie Mae equity securities.

•	Exemption from Certain Taxes and Qualifications. Pursuant to the Charter Act, we are exempt from taxation by states, counties, municipalities or local taxing authorities, except for taxation by those authorities on our real property. We are not exempt from the payment of federal corporate income taxes. In addition, we may conduct our business without regard to any qualification or similar statute in any state of the United States, including the District of Columbia, the Commonwealth of Puerto Rico, and the territories and possessions of the United States. In accordance with OFHEO regulation, we have elected to follow the applicable corporate governance practices and procedures of the Delaware General Corporation Law, as it may be amended from time to time.

•	Structure of Our Board of Directors. The Charter Act provides that our Board of Directors will consist of 18 persons, five of whom are to be appointed by the President of the United States and the remainder of whom are to be elected annually by our stockholders at our annual meeting of stockholders. All members of our Board of Directors either are elected by our stockholders for one-year terms, or until their successors are elected and qualified, or are appointed by the President for one-year terms. The five appointed director positions have been vacant since May 2004. Of the remaining 13 director positions, one director has announced that he will be resigning at the end of 2006. Our Board has determined that all but two of our current directors, one of whom is our Chief Executive Officer, are independent directors under New York Stock Exchange standards. Because we have not held an annual meeting of stockholders since 2004, some of our directors have currently served for longer than one-year terms.

•	Other Limitations and Requirements. Under the Charter Act, we may not originate mortgage loans or advance funds to a mortgage seller on an interim basis, using mortgage loans as collateral, pending the sale of the mortgages in the secondary market. In addition, we may only purchase or securitize mortgages originated in the United States, including the District of Columbia, the Commonwealth of Puerto Rico, and the territories and possessions of the United States.

Regulation and Oversight of Our Activities

As a federally chartered corporation, we are subject to Congressional legislation and oversight and are regulated by HUD and OFHEO. In addition, we are subject to regulation by the U.S. Department of the Treasury and by the SEC. The Government Accountability Office is authorized to audit our programs, activities, receipts, expenditures and financial transactions.

HUD Regulation

Program Approval

HUD has general regulatory authority to promulgate rules and regulations to carry out the purposes of the Charter Act, excluding authority over matters granted exclusively to OFHEO. We are required under the Charter Act to obtain approval of the Secretary of HUD for any new conventional mortgage program that is significantly different from those approved or engaged in prior to the 1992 amendment of the Charter Act through enactment of the Federal Housing Enterprises Financial Safety and Soundness Act (the “1992 Act”). The Secretary must approve any new program unless the Charter Act does not authorize it or the Secretary finds that it is not in the public interest.

On June 13, 2006, HUD announced that it would conduct a review of our investments and holdings, including certain equity and debt investments classified in our consolidated financial statements as “other assets/other liabilities,” to determine whether our investment activities are consistent with our charter authority. We are fully cooperating with this review, but cannot predict the outcome of this review or whether it may require us to modify our investment approach or restrict our current business activities.

Housing Goals

The Secretary of HUD establishes annual housing goals pursuant to the 1992 Act for housing (1) for low- and moderate-income families, (2) in HUD-defined underserved areas, including central cities and rural areas, and (3) for low-income families in low-income areas and for very low-income families, which is referred to as “special affordable housing.” Each of these three goals is set as a percentage of the total number of dwelling units financed by eligible mortgage loan purchases. A dwelling unit may be counted in more than one category of goals. Included in eligible mortgage loan purchases are loans underlying our Fannie Mae MBS issuances, second mortgage loans and refinanced mortgage loans. Several activities are excluded from eligible mortgage loan purchases, such as most purchases of non-conventional mortgage loans, equity investments (even if they facilitate low-income housing), mortgage loans secured by second homes and commitments to purchase or securitize mortgage loans at a later date. In addition to the three goals set as a percentage of dwelling units financed by eligible mortgage loan purchases, beginning in 2005, HUD also established three home purchase mortgage subgoals that measure our purchase or securitization of loans by the number of loans (not dwelling units) providing purchase money for owner-occupied single-family housing in metropolitan areas. We also have a subgoal for multifamily special affordable housing that is expressed as a dollar amount.

Each year, we are required to submit an annual report on our performance in meeting our housing goals. We deliver the report to the Secretary of HUD as well as to the House Committee on Financial Services and the Senate Committee on Banking, Housing and Urban Affairs. The following table shows each of the housing goals, which were constant during the 2002 through 2004 period, and our performance against those goals in each of the years in this period.

Housing Goals Performance: 2002-2004

	Goal(1)	Fannie Mae Actual Results(2)
	(2002-2004)	2004	2003	2002

Low- and moderate-income housing	50.0%	53.4%	52.3%	51.8%
Underserved areas	31.0	33.5	32.1	32.8
Special affordable housing	20.0	23.6	21.2	21.4
Multifamily minimum in special affordable housing ($ in billions)	$2.85	$7.32	$12.23	$7.57

(1)	Goals are expressed as a percentage of the total number of dwelling units financed by eligible mortgage loan purchases during the period, except for the multifamily subgoal.

(2)	Actual results for 2004, 2003 and 2002 reflect the impact of provisions that allow us to estimate the affordability of units with missing income and rent data. Actual results for 2003 and 2002 reflect the impact of incentive points for small multifamily and owner-occupied rental housing, which were no longer available starting in 2004. The source of this data is HUD’s analysis of data we submitted to HUD. Some results differ from the results we reported in our Annual Housing Activities Reports for 2002, 2003 and 2004.

As shown by the table above, we were able to meet all of our housing goals in each of the years from 2002 through 2004.

On November 2, 2004, HUD published a final regulation amending its housing goals rule effective January 1, 2005. The regulation increased housing goal levels and also created the three new home purchase mortgage subgoals described above. The increased housing goal levels and new subgoal levels over the four-year period beginning January 1, 2005 are shown below.

New Housing Goals and Home Purchase Subgoals

	2005	2006	2007	2008

Housing goals:
Low- and moderate-income housing	52.0%	53.0%	55.0%	56.0%
Underserved areas	37.0	38.0	38.0	39.0
Special affordable housing	22.0	23.0	25.0	27.0
Home purchase subgoals:
Low- and moderate-income housing	45.0%	46.0%	47.0%	47.0%
Underserved areas	32.0	33.0	33.0	34.0
Special affordable housing	17.0	17.0	18.0	18.0
Multifamily minimum in special affordable housing ($ in billions)	$5.49	$5.49	$5.49	$5.49

The following table shows each of our housing goals and home purchase subgoals during 2005, and our performance against those goals and subgoals in 2005.

Housing Goals and Subgoals Performance: 2005

	2005
		Fannie Mae Actual
	Goal(1)	Results(2)

Housing goals:
Low- and moderate-income housing	52.0%	55.1%
Underserved areas	37.0	41.4
Special affordable housing	22.0	26.3
Home purchase subgoals:
Low- and moderate-income housing	45.0%	44.6%
Underserved areas	32.0	32.6
Special affordable housing	17.0	17.0
Multifamily minimum in special affordable housing ($ in billions)	$5.49	$10.39

(1)	The home purchase subgoals measure our performance by the number of loans (not dwelling units) providing purchase money for owner-occupied single-family housing in metropolitan areas.

(2)	The source of this data is HUD’s analysis of data we submitted to HUD. Some results differ from the results reported in our Annual Housing Activities Report for 2005.

As shown in the table above, we met all of our three affordable housing goals: the low- and moderate-income housing goal, the underserved areas goal and the special affordable housing goal. We also met three of the four subgoals: the special affordable home purchase subgoal, the underserved areas home purchase subgoal, and the special affordable multifamily subgoal. We fell slightly short of the low- and moderate-income home purchase subgoal.

The affordable housing goals are subject to enforcement by the Secretary of HUD. HUD’s regulations allow HUD to require us to submit a housing plan if we fail to meet our housing goals and HUD determines that achievement was feasible, taking into account market and economic conditions and our financial condition. The housing plan must describe the actions we will take to meet the goals in the next calendar year. If HUD determines that we have failed to submit a housing plan or to make a good faith effort to comply with the plan, HUD has the right to take certain administrative actions. The potential penalties for failure to comply with HUD’s housing plan requirements are a cease-and-desist order and civil money penalties. Pursuant to the 1992 Act, the low- and moderate-income housing subgoal and the underserved areas subgoal are not enforceable by HUD. As noted above, we did not meet the low- and moderate-income home purchase subgoal in 2005. Because this subgoal is not enforceable, there is no penalty for failing to meet this subgoal.

These new housing goals and subgoals are designed to increase the amount of mortgage financing that we make available to target populations and geographic areas defined by the goals. We have made, and continue to make, significant adjustments to our mortgage loan sourcing and purchase strategies in an effort to meet these increased housing goals and the subgoals. These strategies include entering into some purchase and securitization transactions with lower expected economic returns than our typical transactions. We have also relaxed some of our underwriting criteria to obtain goals-qualifying mortgage loans and increased our investments in higher-risk mortgage loan products that are more likely to serve the borrowers targeted by HUD’s goals and subgoals, which could increase our credit losses. The Charter Act explicitly authorizes us to undertake “activities . . . involving a reasonable economic return that may be less than the return earned on other activities” in order to meet these goals.

We believe that we are making progress toward achieving our 2006 housing goals and subgoals. Meeting the higher subgoals for 2006 is challenging, however, as increased home prices and higher interest rates have reduced housing affordability. Since HUD set the home purchase subgoals in 2004, the affordable housing markets have experienced a dramatic change. Newly-released Home Mortgage Disclosure Act data show that the share of the primary mortgage market serving low- and moderate-income borrowers declined in 2005, reducing our ability to purchase and securitize mortgage loans that meet the HUD subgoals. The National Association of REALTORS® (“NAR”) housing affordability index has dropped from 130.7 in 2003 to 99.6 in July of 2006—the lowest level of affordability seen in the market since 1986. If our efforts to meet the new housing goals and subgoals prove to be insufficient, we may need to take additional steps that could increase our credit losses and reduce our profitability. See “Item 1A—Risk Factors” for more information on how changes we are making to our business strategies in order to meet HUD’s new housing goals and subgoals may reduce our profitability.

OFHEO Regulation

OFHEO is an independent office within HUD that is responsible for ensuring that we are adequately capitalized and operating safely in accordance with the 1992 Act. We are required to submit to OFHEO annual and quarterly reports on our financial condition and results of operations. OFHEO is authorized to levy annual assessments on Fannie Mae and Freddie Mac, to the extent authorized by Congress, to cover OFHEO’s reasonable expenses. OFHEO’s formal enforcement powers include the power to impose temporary and final cease-and-desist orders and civil monetary penalties on us and our directors and executive officers. OFHEO also may use other informal supervisory procedures of the type that are generally used by federal bank regulatory agencies.

OFHEO Special Examination

In 2003, OFHEO commenced a special examination of our accounting policies and practices, internal controls, financial reporting, corporate governance, and other matters. In its September 2004 interim report and May 2006 final report of the findings of its special examination, OFHEO concluded that, during the period covered by the reports (1998 to mid-2004), a large number of our accounting policies and practices did not comply with GAAP and we had serious problems in our internal controls, financial reporting and corporate governance. We entered into agreements with OFHEO in September 2004 and March 2005 pursuant to which we agreed to take specified corrective actions to address the concerns and issues that OFHEO raised in its examination.

On May 23, 2006, concurrently with OFHEO’s release of its final report, we agreed to OFHEO’s issuance of a consent order without admitting or denying any wrongdoing or any asserted or implied finding or other basis for the consent order. This consent order superseded and terminated both our September 2004 and March 2005 agreements with OFHEO, and resolved all matters addressed by OFHEO’s interim and final reports of its special examination. Under this consent order, we agreed to undertake specified remedial actions to address the recommendations contained in OFHEO’s May 2006 report, including actions relating to our corporate governance, Board of Directors, capital plans, internal controls, accounting practices, public disclosures, regulatory reporting, personnel and compensation practices. We also agreed not to increase our net mortgage assets above the amount shown in our minimum capital report to OFHEO for December 31, 2005 ($727.75 billion), except in limited circumstances at OFHEO’s discretion. Given our need to remediate our identified control deficiencies, the business plan we submitted to OFHEO in July 2006 did not request an increase in the current limitation on the size of our mortgage portfolio during 2006. We anticipate submitting an updated business plan to OFHEO in early 2007 that will take into account our remediation efforts completed at that time. The business plan may include a request for modest growth in our mortgage portfolio.

As part of this consent order and our settlement with the SEC discussed below, we agreed to pay a $400 million civil penalty, with $50 million payable to the U.S. Treasury and $350 million payable to the SEC for distribution to stockholders pursuant to the Fair Funds for Investors provision of the Sarbanes-Oxley Act of 2002. We have paid this civil penalty in full and it has been recorded as an expense in our 2004 consolidated financial statements.

Capital Requirements

As part of its responsibilities under the 1992 Act, OFHEO has regulatory authority as to the capital requirements established by the 1992 Act, issuing regulations on capital adequacy and enforcing capital standards. The 1992 Act capital requirements include minimum and critical capital requirements calculated as specified percentages of our assets and our off-balance sheet obligations, such as outstanding guaranties. In addition, the 1992 Act capital requirements include a risk-based capital requirement that is calculated as the amount of capital needed to withstand a severe ten-year stress period in which it is assumed that there would simultaneously be extreme movements in interest rates and severe credit losses. Moreover, to allow for management and operations risks, an additional 30% is added to the amount necessary to withstand the ten-year stress period. On a quarterly basis, we are required by regulation to report to OFHEO on the level of our capital and whether we are in compliance with the capital requirements established by OFHEO. We also provide monthly reports to OFHEO on the level of our capital and our compliance with the capital requirements.

Compliance with the capital requirements could limit our operations that require intensive use of capital and could restrict our ability to make payments on our qualifying subordinated debt or pay dividends on our preferred and common stock. If we fail to meet our capital requirements, OFHEO is permitted or required, depending on the requirement we fail to meet, to take remedial actions. Further, if we fail to meet our capital requirements, we are required to submit a capital restoration plan. We currently operate under a capital restoration plan, described below, that OFHEO approved in February 2005. In addition, if OFHEO determines that we are engaging in conduct not approved by OFHEO’s Director that could result in a rapid depletion of our core capital, or that the value of the property securing mortgage loans we hold or have securitized has decreased significantly, or if OFHEO does not approve the capital restoration plan or determines that we have failed to make reasonable efforts to comply with the plan, then OFHEO may take remedial measures as if we were not meeting the capital requirements that we otherwise meet.

The 1992 Act gives OFHEO the authority, after following prescribed procedures, to appoint a conservator. Under OFHEO’s regulations, appointment of a conservator is mandatory, with limited exceptions, if we are critically undercapitalized (that is, our core capital is less than our critical capital). Appointment of a conservator is discretionary under OFHEO’s rules if we are significantly undercapitalized (that is, our core capital is less than our required minimum capital), and alternative remedies are unavailable. The 1992 Act and OFHEO’s rules also specify other grounds for appointing a conservator.

In December 2004, OFHEO determined that we were significantly undercapitalized as of September 30, 2004. We prepared a capital restoration plan to comply with OFHEO’s directive that we achieve a 30% surplus over our statutory minimum capital requirement by September 30, 2005. Our plan was accepted by OFHEO in February 2005 and, in accordance with the plan, we increased our capital in 2005 by:

•	generating capital through retained earnings;

•	significantly reducing the size of our mortgage portfolio, which reduced our overall minimum capital requirements;

•	issuing $5.0 billion in non-cumulative preferred stock in December 2004;

•	reducing our quarterly common stock dividend from $0.52 per share to $0.26 per share; and

•	canceling our plans to build major new corporate facilities in Southwest Washington, DC and undertaking other cost-cutting efforts.

OFHEO announced on November 1, 2005 that we had achieved a 30% surplus over our minimum capital requirement as of September 30, 2005. Under our May 2006 consent order with OFHEO, we agreed to continue to maintain a 30% capital surplus over our statutory minimum capital requirement until the Director of OFHEO, in his discretion, determines the requirement should be modified or allowed to expire, taking into account factors such as resolution of accounting and internal control issues. For additional information on our capital requirements, see “Item 7—MD&A—Liquidity and Capital Management—Capital Management—Capital Adequacy Requirements.”

Dividend Restrictions

Our capital requirements under the Charter Act and as administered by OFHEO may restrict the ability of our Board of Directors to declare dividends, authorize repurchases of our preferred or common stock, or approve any other capital distributions in the following circumstances:

•	if a capital distribution would decrease our total capital below the risk-based capital requirement or our core capital below the minimum capital requirement, we may not make the distribution;

•	if we do not meet the risk-based capital requirement but do meet the minimum capital requirement, we may not make any capital distribution that would cause us to fail to meet the minimum capital requirement; and

•	if we meet neither the risk-based capital requirement nor the minimum capital requirement, but do meet the critical capital requirement established under the 1992 Act, we may make a capital distribution only if, immediately after making the distribution, we would still meet the critical capital requirement and the Director of OFHEO approves the distribution after determining that specified statutory conditions are satisfied.

In addition, under our May 2006 consent order with OFHEO, we agreed to the following additional restrictions relating to our capital distributions:

•	As long as the capital restoration plan is in effect, we must seek the approval of the Director of OFHEO before engaging in any transaction that could have the effect of reducing our capital surplus below an amount equal to 30% more than our statutory minimum capital requirement; and

•	We must submit a written report to OFHEO detailing the rationale and process for any proposed capital distribution before making the distribution.

Refer to “Item 7—MD&A—Liquidity and Capital Management—Capital Management—Capital Adequacy Requirements” for a description of our statutory capital requirements and our core capital, total capital and other capital classification measures as of December 31, 2004, 2003 and 2002.

Recent Legislative Developments and Possible Changes in Our Regulations

The U.S. Congress is considering legislation that would change the regulatory framework under which we, Freddie Mac and the Federal Home Loan Banks operate. The Senate Committee on Banking, Housing and Urban Affairs and the U.S. House of Representatives each advanced GSE regulatory oversight legislation in 2005 during the first session of the 109th Congress. On October 26, 2005, the House of Representatives passed a bill and on July 28, 2005, the Senate Committee on Banking, Housing and Urban Affairs passed a bill, which has not yet been brought to the floor of the Senate for a vote. While the House and Senate bills differ in a number of respects, both bills would affect us and other GSEs by significantly altering the scope of:

•	our authorized and permissible activities;

•	the potential level of our required capital;

•	the size and composition of our mortgage investment portfolio (a potential limitation in the House bill and a specific limitation in the Senate bill);

•	the levels of affordable housing goals; and

•	the process by which any new activities and programs would be approved and the extent of regulatory oversight.

In addition, the House bill would require Fannie Mae and Freddie Mac to contribute a portion of their profits to a fund to support affordable housing.

The specific provisions of legislation, if any, that may ultimately be passed by both the House and the Senate are uncertain. Also uncertain is the timing for enactment of such legislation. We support any legislation that will improve our effectiveness in increasing liquidity and lowering the cost of borrowing in the mortgage market and, as a result, expanding access to housing and increasing opportunities for homeownership.

As Fannie Mae has testified before Congress, we continue to support legislation:

•	to create a single independent, well-funded regulator with oversight for safety and soundness and mission;

•	to provide the regulator with strong bank-like regulatory powers over capital, activities, supervision and prompt corrective action;

•	to provide the regulator with bank-like regulatory authority to reduce on-balance sheet activities, based on safety and soundness; and

•	to provide a structure for housing goals that includes an affordable housing fund that strengthens our housing and liquidity mission.

It is possible, however, that the enactment of legislation could have a material adverse effect on our earnings and the prospects for our business. Refer to “Item 1A—Risk Factors” for a description of how these proposed changes in the regulation of our business could materially adversely affect our business and earnings.

EMPLOYEES

As of December 31, 2004, we employed approximately 5,400 personnel, including full-time and part-time employees, term employees and employees on leave. During 2005 and 2006, we increased the number of our employees, both as part of significantly improving our accounting practices, risk management, internal controls and corporate governance, and as appropriate to complete the restatement of our previously issued consolidated financial statements. As of October 31, 2006, we employed approximately 6,400 personnel, including full-time and part-time employees, term employees and employees on leave.

WHERE YOU CAN FIND ADDITIONAL INFORMATION

We file reports, proxy statements and other information with the SEC. Our Web site address is www.fanniemae.com, and we make available free of charge through our Web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all other SEC reports and amendments to those reports as soon as reasonably practicable after we electronically file the material with, or furnish it to, the SEC. Materials that we file with the SEC are also available from the SEC’s Web site, www.sec.gov. In addition, these materials may be inspected, without charge, and copies may be obtained at prescribed rates, at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You may also request copies of any filing from us, at no cost, by telephone at (202) 752-7000 or by mail at 3900 Wisconsin Avenue, NW, Washington, DC 20016.

Effective March 31, 2003, we voluntarily registered our common stock with the SEC under Section 12(g) of the Exchange Act. Our common stock, as well as the debt, preferred stock and mortgage-backed securities we issue, are exempt from registration under the Securities Act of 1933 and are “exempted” securities under the 1934 Act. The voluntary registration of our common stock does not affect the exempt status of the debt, equity and mortgage-backed securities that we issue.

With regard to OFHEO’s regulation of our activities, you may obtain materials from OFHEO’s Web site, www.ofheo.gov. These materials include the September 2004 interim report of OFHEO’s findings of its special examination and the May 2006 final report on its findings.

We are providing our Web site address and the Web site addresses of the SEC and OFHEO solely for your information. Information appearing on our Web site or on the SEC’s Web site or OFHEO’s Web site is not incorporated into this Annual Report on Form 10-K except as specifically stated in this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, which are statements about matters that are not historical or current facts. In addition, our senior management may from time to time make forward-looking statements orally to analysts, investors, the news media and others. Forward-looking statements often include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “would,” “should,” “could,” “may,” or similar words. Among the forward-looking statements in this report are statements relating to:

•	our intent to submit an updated business plan to OFHEO in early 2007 that may include a request for modest growth in our mortgage portfolio;

•	our expectations regarding industry and economic trends, including our expectations that:

•	growth in total U.S. residential mortgage debt outstanding will continue at a slower pace in 2007, as the housing market continues to cool and home price gains moderate further or decline modestly;

•	the continuation of positive demographic trends, such as stable household formation rates, will help mitigate the slowdown in the growth in residential mortgage debt outstanding, but are unlikely to completely offset the slowdown in the short- to medium-term;

•	there is a possibility of a modest decline in national home prices in 2007;

•	our belief that demographic factors (such as stable household formation rates, a positive age structure of the population for homebuying and rising homeownership rates due to the high level of immigration over the past 25 years) that suggest a fundamentally strong mortgage market will support continued long-term demand for new capital to finance the substantial and sustained housing finance needs of American homebuyers;

•	our credit losses will increase and serious delinquencies may trend upward, as a result of the sharp decline in the rate of home price appreciation during 2006 and the possibility of modest home price declines in 2007;

•	our expectation that we will have finalized and substantially completed implementation of new policies and procedures to strengthen risk management practices relating to AD&C business by December 2006;

•	our expectation that, when we expect to earn returns greater than our cost of equity capital, we generally will be an active purchaser of mortgage loans and mortgage-related securities, and that when few opportunities exist to earn returns above our cost of equity capital, we generally will be a less active purchaser, and may be a net seller, of mortgage loans and mortgage-related securities;

•	our expectation that we will be an active purchaser of less liquid forms of mortgage loans and mortgage-related securities even in periods of high market demand for mortgage assets;

•	our expectation that private-label issuers of mortgage-related securities will continue to provide significant competition for our Single-Family and HCD businesses;

•	our belief that major elements of the restatement, including our comprehensive review of our accounting policies and practices, will contribute to a more expeditious completion of financial statements for the years ended December 31, 2005 and 2006;

•	our belief that the estimated fair value of our derivatives may fluctuate substantially from period to period because of changes in interest rates, expected interest rate volatility and our derivative activity;

•	our expectation that, based on the composition of our derivatives, we generally expect to report decreases in the aggregate fair value of our derivatives as interest rates decrease;

•	our expectation that, as a result of the variety of ways in which we record financial instruments in our consolidated financial statements, our earnings will vary, perhaps substantially, from period to period and result in volatility in our stockholders’ equity and regulatory capital;

•	our expectation that we will experience high levels of period to period volatility in our financial results as part of our normal business activities, primarily due to changes in market conditions that result in periodic fluctuations in the estimated fair value of our derivatives;

•	our expectation of a reduction in our net interest income and net interest yield in 2005 and 2006, due to the decrease in the volume of our interest-earning assets as well as in the spread between the average yield on these assets and our borrowing costs since year-end 2004;

•	our expectation that unrealized gains and losses on trading securities will fluctuate each period with changes in volumes, interest rates and market prices;

•	our expectation that tax credits and net operating losses resulting from our investments in LIHTC partnerships will grow in the future, which is likely to reduce our effective tax rate, and that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the entire tax benefit;

•	our belief that the guaranty fee income generated from future business activity will largely replace any guaranty fee income lost as a result of mortgage prepayments;

•	our expectation that loans that permit a borrower to defer principal or interest payments, such as negative-amortizing and interest-only loans, will default more often than traditional mortgage loans;

•	our belief that our short-term and long-term funding needs and uses of cash in 2007 will remain generally consistent with current needs and uses, and that our sources of liquidity will remain adequate to meet both our short-term and long-term funding needs in 2007;

•	our expectation that, over the long term, our funding needs and sources of liquidity will remain relatively consistent with current needs and sources;

•	our intent to consider an increase in our issuance of debt in future years, if we decide to increase our purchase of mortgage assets following the modification or expiration of the current limitation on the size of our mortgage portfolio;

•	our expectation that the aggregate estimated fair value of our derivatives will decline and result in derivative losses if long-term interest rates decline;

•	our expectation that the outcome of the current FASB assessment of what activities a QSPE may perform might affect the entities we consolidate in future periods;

•	our estimate that we will complete testing of most of our newly implemented internal controls and remediate most of our remaining material weaknesses in connection with the filing of our Annual Report on Form 10-K for the year ended December 31, 2006, which we will not file on a timely basis;

•	our expectation that the continued downturn in the manufactured housing sector will result in the recognition of additional impairment on our investments in manufactured housing securities;

•	our expectation that there will not be any change in our ability to borrow funds through the issuance of debt securities in the capital markets in the foreseeable future;

•	our expectation that our internal control environment will continue to be modified and enhanced in order to enable us to file periodic reports with the SEC on a current basis in the future;

•	our intention to continue to make significant adjustments to our mortgage loan sourcing and purchase strategies in an effort to meet HUD’s increased housing goals and subgoals;

•	our expectation that the Compensation Committee and the Board will review the performance shares program and determine the appropriate approach for settling our obligations with respect to the existing unpaid performance share cycles;

•	our intent that, in the event that we were required to make payments under Fannie Mae MBS guaranties, we would pursue recovery of these payments by exercising our rights to the collateral backing the underlying loans or through available credit enhancements (which includes all recourse with third parties and mortgage insurance);

•	our expectation that we will experience periodic fluctuations in the estimated fair value of our net assets due to changes in market conditions, including changes in interest rates, changes in relative spreads between our mortgage assets and debt, and changes in implied volatility;

•	our expectation that changes in implied volatility, mortgage OAS and debt OAS are the market conditions that will have the most significant impact on the fair value of our net assets;

•	our expectation that, based on market conditions and the composition of our consolidated balance sheets in 2005 and 2006, we will not experience the same level of increase in the estimated fair value of our net assets in 2005 and 2006 that we experienced in 2004;

•	our expectation that we will continue to incur significant administrative expenses in connection with complying with our remediation obligations, which will reduce our earnings for the years ended December 31, 2005 and 2006;

•	our estimate that, for 2006, our restatement and related regulatory costs will total approximately $850 million and costs attributable to or associated with the preparation of our consolidated financial statements and periodic SEC financial reports for periods subsequent to 2004 will total over $200 million;

•	our expectation that the costs associated with preparation of our post-2004 financial statements and periodic SEC reports will continue to have a substantial impact on administrative expenses until we are current in filing our periodic financial reports with the SEC;

•	our belief that our administrative expenses for 2007 will be comparable to those for 2006;

•	our expectation that the reduction in the size of our mortgage portfolio beginning in 2005 will contribute to significantly reduced net interest income for the years ended December 31, 2005 and 2006, compared to the years ended December 31, 2004 and 2003;

•	our expectation that we will report significantly lower losses from our risk management derivatives in 2005 and 2006, relative to the losses reported in 2004;

•	our belief that we will continue to work on improving our internal controls and procedures relating to the management of operational risk; and

•	descriptions of assumptions underlying or relating to any of the foregoing.

Forward-looking statements reflect our management’s expectations or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this report. A discussion of factors that could cause actual conditions, events or results to differ materially from those expressed in any forward-looking statements appears in “Item 1A—Risk Factors.”

Readers are cautioned not to place undue reliance on forward-looking statements in this report or that we make from time to time, and to consider carefully the factors discussed in “Item 1A—Risk Factors” in evaluating these forward-looking statements. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise.

GLOSSARY OF TERMS USED IN THIS REPORT

Terms used in this report have the following meanings, unless the context indicates otherwise.

“Agency issuers” refers to the government-sponsored enterprises Fannie Mae and Freddie Mac, as well as Ginnie Mae.

“Alt-A mortgage” refers to a mortgage loan underwritten using more liberal standards such as higher loan-to-value ratios and less documentation of borrower income or assets.

“ARM” or “adjustable-rate mortgage” refers to a mortgage loan with an interest rate that adjusts periodically over the life of the mortgage based on changes in a specified index.

“Book of business” refers to the sum of: (1) the unpaid principal balance of the mortgage loans and mortgage-related securities we hold in our mortgage portfolio and (2) the unpaid principal balance of Fannie Mae MBS held by third parties.

“Business volume” refers to both the unpaid principal balance of the mortgage loans and mortgage-related securities we purchase for our mortgage portfolio in a given period and the unpaid principal balance of the mortgage loans we securitize into Fannie Mae MBS that are acquired by third parties in such period.

“Charter Act” or “our charter” refers to the Federal National Mortgage Association Charter Act, 12 U.S.C. §1716 et seq.

“Conforming mortgage” refers to a conventional single-family mortgage loan with an original principal balance that is equal to or less than the applicable conforming loan limit, which is the applicable maximum original principal balance for a mortgage loan that we are permitted by our charter to purchase or securitize. The conforming loan limit is established each year by OFHEO based on the national average price of a one-family residence. The current conforming loan limit for a one-family residence in most geographic areas is $417,000.

“Conventional mortgage” refers to a mortgage loan that is not guaranteed or insured by the U.S. government or its agencies, such as the VA, FHA or RHS.

“Conventional single-family mortgage credit book of business” refers to the sum of the unpaid principal balance of: (1) the conventional single-family mortgage loans we hold in our investment portfolio; (2) the Fannie Mae MBS and non-Fannie Mae mortgage-related securities backed by conventional single-family mortgage loans we hold in our investment portfolio; (3) Fannie Mae MBS backed by conventional single-family mortgage loans that are held by third parties; and (4) credit enhancements that we provide on conventional single-family mortgage assets.

“Core capital” refers to a regulatory measure of our capital that represents the sum of the stated value of our outstanding common stock (common stock less treasury stock), the stated value of our outstanding non-cumulative perpetual preferred stock, our paid-in capital and our retained earnings, as determined in accordance with GAAP.

“Credit enhancement” refers to a method to reduce credit risk by requiring collateral, letters of credit, mortgage insurance, corporate guaranties, or other agreements to provide an entity with some assurance that it will be recompensed to some degree in the event of a financial loss.

“Critical capital requirement” refers to the amount of core capital below which we would be classified by OFHEO as critically undercapitalized and generally would be required to be placed in conservatorship. Our critical capital requirement is generally equal to the sum of: (1) 1.25% of on-balance sheet assets; (2) 0.25% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties; and (3) up to 0.25% of other off-balance sheet obligations.

“Delinquency” refers to an instance in which a principal or interest payment on a mortgage loan has not been made in full by the due date.

“Derivative” refers to a financial instrument that derives its value based on changes in an underlying, such as security or commodity prices, interest rates, currency rates or other financial indices. Examples of derivatives include futures, options and swaps.

“Duration” refers to the sensitivity of the value of a security to changes in interest rates. It can be calculated for non-callable securities as the weighted-average maturity of a security’s future cash flows, both principal and interest, where the present values of the cash flows serve as the weights.

“Fannie Mae mortgage-backed securities” or “Fannie Mae MBS” generally refer to those mortgage-related securities that we issue and with respect to which we guarantee to the related trusts that we will supplement mortgage loan collections as required to permit timely payment of principal and interest due on the related

Fannie Mae MBS. We also issue some forms of mortgage-related securities for which we do not provide this guaranty. The term “Fannie Mae MBS” refers to all forms of mortgage-related securities that we issue, including single-class Fannie Mae MBS and multi-class Fannie Mae MBS.

“Fixed-rate mortgage” refers to a mortgage loan with an interest rate that does not change during the entire term of the loan.

“GAAP” refers to generally accepted accounting principles in the United States.

“GSEs” refers to government-sponsored enterprises such as Fannie Mae, Freddie Mac and the Federal Home Loan Banks.

“HUD” refers to the Department of Housing and Urban Development.

“Implied volatility” refers to the market’s expectation of potential changes in interest rates.

“Interest-only loan” refers to a mortgage loan that allows the borrower to pay only the monthly interest due, and none of the principal, for a fixed term. After the end of that term, typically five to ten years, the borrower can choose to refinance, pay the principal balance in a lump sum, or begin paying the monthly scheduled principal due on the loan, which results in a higher monthly payment at that time. Interest-only loans can be adjustable-rate or fixed-rate mortgage loans.

“Interest rate swap” refers to a transaction between two parties in which each agrees to exchange payments tied to different interest rates or indices for a specified period of time, generally based on a notional principal amount. An interest rate swap is a type of derivative.

“Intermediate-term mortgage” refers to a mortgage loan with a contractual maturity at the time of purchase equal to or less than 15 years.

“LIHTC partnerships” refer to low-income housing tax credit limited partnerships or limited liability companies. For a description of these partnerships, refer to “Business Segments—Housing and Community Development—Community Investment Group” above.

“Liquid assets” refers to our holdings of non-mortgage investments, cash and cash equivalents, and funding agreements with our lenders, including advances to lenders and repurchase agreements.

“Loans,” “mortgage loans” and “mortgages” refer to both whole loans and loan participations, secured by residential real estate, cooperative shares or by manufactured housing units.

“Loan-to-value ratio” or “LTV ratio” refers to the ratio, at any point in time, of the unpaid principal amount of a borrower’s mortgage loan to the value of the property that serves as collateral for the loan (expressed as a percentage).

“Minimum capital requirement” refers to the amount of core capital below which we would be classified by OFHEO as undercapitalized. Our minimum capital requirement is generally equal to the sum of: (1) 2.50% of on-balance sheet assets; (2) 0.45% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties; and (3) up to 0.45% of other off-balance sheet obligations.

“Mortgage assets,” when referring to our assets, refers to both mortgage loans and mortgage-related securities we hold in our portfolio.

“Mortgage credit book of business” refers to the sum of the unpaid principal balance of: (1) the mortgage loans we hold in our investment portfolio; (2) the Fannie Mae MBS and non-Fannie Mae mortgage-related securities we hold in our investment portfolio; (3) Fannie Mae MBS that are held by third parties; and (4) credit enhancements that we provide on mortgage assets.

“Mortgage-related securities” or “mortgage-backed securities” refer generally to securities that represent beneficial interests in pools of mortgage loans or other mortgage-related securities. These securities may be issued by Fannie Mae or by others.

“Multifamily” mortgage loan refers to a mortgage loan secured by a property containing five or more residential dwelling units.

“Multifamily mortgage credit book of business” refers to the sum of the unpaid principal balance of: (1) the multifamily mortgage loans we hold in our investment portfolio; (2) the Fannie Mae MBS and non-Fannie Mae mortgage-related securities backed by multifamily mortgage loans we hold in our investment portfolio; (3) Fannie Mae MBS backed by multifamily mortgage loans that are held by third parties; and (4) credit enhancements that we provide on multifamily mortgage assets.

“Negative-amortizing loan” refers to a mortgage loan that allows the borrower to make monthly payments that are less than the interest actually accrued for the period. The unpaid interest is added to the principal balance of the loan, which increases the outstanding loan balance. Negative-amortizing loans are typically adjustable-rate mortgage loans.

“Notional principal amount” refers to the hypothetical dollar amount in an interest rate swap transaction on which exchanged payments are based. The notional principal amount in an interest rate swap transaction generally is not paid or received by either party to the transaction and is typically significantly greater than the potential market or credit loss that could result from such transaction.

“OFHEO” refers to the Office of Federal Housing Enterprise Oversight, our safety and soundness regulator.

“Option-adjusted spread” or “OAS” refers to the incremental expected return between a security, loan or derivative contract and a benchmark yield curve (typically, U.S. Treasury securities, LIBOR and swaps, or agency debt securities). The OAS provides explicit consideration of the variability in the security’s cash flows across multiple interest rate scenarios resulting from any options embedded in the security, such as prepayment options. For example, the OAS of a mortgage that can be prepaid by the homeowner is typically lower than a nominal yield spread to the same benchmark because the OAS reflects the exercise of the prepayment option by the homeowner, which lowers the expected return of the mortgage investor. In other words, OAS for mortgage loans is a risk-adjusted spread after consideration of the prepayment risk in mortgage loans. The market convention for mortgages is typically to quote their OAS to swaps. The OASs of our funding and hedging instruments are also frequently quoted to swaps. The OAS of our net assets is therefore the combination of these two spreads to swaps and is the option-adjusted spread between our assets and our funding and hedging instruments.

“Outstanding Fannie Mae MBS” refers to the total unpaid principal balance of Fannie Mae MBS that is held by third-party investors and held in our mortgage portfolio, without reflecting the impact of the consolidation of variable interest entities.

“Private-label issuers” or “non-agency issuers” refers to issuers of mortgage-related securities other than agency issuers Fannie Mae, Freddie Mac and Ginnie Mae.

“Private-label securities” or “non-agency securities” refers to mortgage-related securities issued by entities other than agency issuers Fannie Mae, Freddie Mac or Ginnie Mae.

“Qualifying subordinated debt” refers to our subordinated debt that contains an interest deferral feature that requires us to defer the payment of interest for up to five years if either: (1) our core capital is below 125% of our critical capital requirement; or (2) our core capital is below our minimum capital requirement and the U.S. Secretary of the Treasury, acting on our request, exercises his or her discretionary authority pursuant to Section 304(c) of the Charter Act to purchase our debt obligations.

“REO” refers to real-estate owned by Fannie Mae, generally because we have foreclosed on the property or obtained the property through a deed in lieu of foreclosure.

“Reverse mortgage” refers to a financial tool that provides seniors with funds from the equity in their homes. Generally, no borrower payments are made on a reverse mortgage until the borrower moves or the property is sold. The final repayment obligation is designed not to exceed the proceeds from the sale of the home.

“Risk-based capital requirement” refers to the amount of capital necessary to absorb losses throughout a hypothetical ten-year period marked by severely adverse circumstances. Refer to “Item 7—MD&A—Liquidity and Capital Management—Capital Management—Capital Adequacy Requirements—Statutory Risk-Based Capital Requirements” for a detailed definition of our statutory risk-based capital requirement.

“Secondary mortgage market” refers to the financial market in which residential mortgages and mortgage-related securities are bought and sold.

“Single-family” mortgage loan refers to a mortgage loan secured by a property containing four or fewer residential dwelling units.

“Single-family mortgage credit book of business” refers to the sum of the unpaid principal balance of: (1) the single-family mortgage loans we hold in our investment portfolio; (2) the Fannie Mae MBS and non-Fannie Mae mortgage-related securities backed by single-family mortgage loans we hold in our investment portfolio; (3) Fannie Mae MBS backed by single-family mortgage loans that are held by third parties; and (4) credit enhancements that we provide on single-family mortgage assets.

“Sub-prime mortgage” refers to a mortgage loan underwritten using lower credit standards than those used in the prime lending market.

“Swaptions” refers to options on interest rate swaps in the form of contracts granting an option to one party and creating a corresponding commitment from the counterparty to enter into specified interest rate swaps in the future. Swaptions are usually traded in the over-the-counter market and not through an exchange.

“Total capital” refers to a regulatory measure of our capital that represents the sum of core capital plus the total allowance for loan losses and reserve for guaranty losses in connection with Fannie Mae MBS, less the specific loss allowance (that is, the allowance required on individually-impaired loans).

“Yield curve” or “shape of the yield curve” refers to a graph showing the relationship between the yields on bonds of the same credit quality with different maturities. For example, a “normal” or positive sloping yield curve exists when long-term bonds have higher yields than short-term bonds. A “flat” yield curve exists when yields are relatively the same for short-term and long-term bonds. A “steep” yield curve exists when yields on long-term bonds are significantly higher than on short-term bonds. An “inverted” yield curve, which is rare, exists when yields on long-term bonds are lower than yields on short-term bonds.

Item 1A.	Risk Factors

This section identifies specific risks that should be considered carefully in evaluating our business. The risks described in “Company Risks” are specific to us and our business, while those described in “Risks Relating to Our Industry” relate to the industry in which we operate. Any of these risks could adversely affect our business, results of operations or financial condition. Although we believe that these risks represent the material risks relevant to us, our business and our industry, new material risks may emerge that we are currently unable to predict. As a result, this description of the risks that affect our business and our industry is not exhaustive. The risks discussed below could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

COMPANY RISKS

Material weaknesses and other control deficiencies relating to our internal controls could result in errors in our reported results and could have a material adverse effect on our operations, investor confidence in our business and the trading prices of our securities.

Management’s assessment of our internal control over financial reporting as of December 31, 2004 identified numerous material weaknesses in our control environment, our application of GAAP, our financial reporting process, and our information technology applications and infrastructure as of December 31, 2004. Further, we identified additional material weaknesses in the independent model review process, treasury and trading operations, pricing and independent price verification processes, and wire transfer controls. In addition, following their separate investigations of our business and accounting practices, OFHEO and the law firm of Paul Weiss each issued reports identifying significant problems and deficiencies in our prior processes for corporate governance and internal controls. Until they are remediated, these material weaknesses and other control deficiencies could lead to errors in our reported financial results and could have a material adverse effect on our operations, investor confidence in our business and the trading prices of our securities.

As described in “Item 9A—Controls and Procedures—Remediation Activities and Changes in Internal Control Over Financial Reporting,” we are currently in the process of remediating our identified material weaknesses; however, management will not make a final determination that we have completed our remediation of these material weaknesses until we have completed testing of our newly implemented internal controls. In addition, we have not filed our Quarterly Reports on Form 10-Q for 2005 or 2006, or our Annual Report on Form 10-K for 2005, and we are not able at this time to file our periodic SEC reports on Form 10-Q and Form 10-K on a timely basis. We believe that we will not have remediated the material weakness relating to our disclosure controls and procedures until we are able to file required reports with the SEC and the New York Stock Exchange on a timely basis.

In the future, we may identify further material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date. In addition, we cannot be certain that we will be able to maintain adequate controls over our financial processes and reporting in the future.

Competition in the mortgage and financial services industries, and the need to develop, enhance and implement strategies to adapt to changing trends in the mortgage industry and capital markets, may adversely affect our business and earnings.

Increasing Competition.  We compete to acquire mortgage loans for our mortgage portfolio or for securitization based on a number of factors, including our speed and reliability in closing transactions, our products and services, the liquidity of Fannie Mae MBS, our reputation and our pricing. We face increasing competition in the secondary mortgage market from other GSEs and from large commercial banks, savings and loan institutions, securities dealers, investment funds, insurance companies and other financial institutions. In addition, increasing consolidation within the financial services industry has created larger private financial institutions, which has increased pricing pressure. The recent decreased rate of growth in U.S. residential mortgage debt outstanding in 2006 also has increased competition in the secondary mortgage market by decreasing the number of new mortgage loans available for purchase. This increased competition may adversely affect our business and earnings.

Potential Decrease in Earnings Resulting from Changes in Industry Trends.  The manner in which we compete and the products for which we compete are affected by changing trends in our industry. If we do not effectively respond to these trends, or if our strategies to respond to these trends are not as successful as our prior business strategies, our business, earnings and total returns could be adversely affected. For example, in recent years, an increasing proportion of single-family mortgage loan originations has consisted of non-traditional mortgages such as interest-only mortgages, negative-amortizing mortgages and sub-prime mortgages, and demand for traditional 30-year fixed-rate mortgages has decreased. We did not participate in large amounts of these non-traditional mortgages in 2004 and 2005 because we determined that the pricing offered for these mortgages often was insufficient compensation for the additional credit risk associated with these mortgages. These trends and our decision not to participate in large amounts of these non-traditional mortgages contributed to a significant loss in our share of new single-family mortgage-related securities issuances to private-label issuers during this period, with our market share decreasing from 45.0% in 2003 to 29.2% in 2004 and 23.5% in 2005.

We have modified and enhanced a number of our strategies as part of our ongoing efforts to adapt to recent changes in the industry. For example, our Capital Markets group focused on buying and holding mortgage assets to maturity prior to 2005. Beginning in 2005, however, in response to both our capital plan requirements and market conditions at that time, our Capital Markets group engaged in more active management of our portfolio through both purchases and sales of mortgage assets, with the dual goals of supporting our chartered purpose of providing liquidity to the secondary mortgage market and maximizing total returns. In addition, we have been working with our lender customers to support a broad range of mortgage products, including sub-prime products, while closely monitoring credit risk and pricing dynamics across the full spectrum of mortgage product types. We may not be able to execute successfully any new or enhanced strategies that we adopt. In addition, these strategies may not increase our share of the secondary mortgage market, our revenues or our total returns.

The restatement of our consolidated financial statements and related events, including the lack of current financial and operating information about the company, have had, and likely will continue to have, a material adverse effect on our business and reputation.

We have become subject to several significant risks since our announcement in December 2004 that we would restate our previously filed consolidated financial statements. This Annual Report on Form 10-K, which contains information for the years ended December 31, 2004, 2003 and 2002, includes restated consolidated financial statements for the years ended December 31, 2003 and 2002, and is our first periodic report covering periods after June 30, 2004. Our need to restate our historical financial statements and the delay in producing both restated and more current consolidated financial statements has resulted in several risks to our business, as discussed in the following paragraphs.

Risks Relating to Lack of Current Information about our Business.  Material information about our current operating results and financial condition is unavailable because of the delay in filing our 2005 and 2006 annual and quarterly reports with the SEC. As a result, investors do not have access to full information about the current state of our business. When this information becomes available to investors, it may result in an adverse effect on the trading price of our common stock.

Risks Relating to Suspension and Delisting of Our Securities from the NYSE.  The delay in filing our Annual Report on Form 10-K for the year ended December 31, 2005 with the SEC could cause the New York Stock Exchange, or NYSE, to commence suspension and delisting proceedings of our common stock. In addition, we expect that we will not be able to file our Annual Report on Form 10-K for the year ended December 31, 2006 by its due date of March 1, 2007, which would be a separate violation of the NYSE’s listing rules. If the NYSE were to delist our common stock it could result in a significant decline in the trading price, trading volume and liquidity of our common stock and could have a similar effect on our preferred stock listed on the NYSE. We also expect that the suspension and delisting of our common stock could lead to decreases in analyst coverage and market-making activity relating to our common stock, as well as reduced information about trading prices and volume.

Risks Associated with Pending Civil Litigation.  We are subject to pending civil litigation that, if decided against us, could require us to pay substantial judgments or settlement amounts or provide for other relief, as discussed in “Item 3—Legal Proceedings.”

Reputational Risks and Other Risks Relating to Negative Publicity.  We have been subject to continuing negative publicity as a result of our accounting restatement and related problems, which we believe have contributed to significant declines in the price of our common stock. Continuing negative publicity could increase our cost of funds and adversely affect our customer relationships and the trading price of our stock. Negative publicity associated with our accounting restatement and related problems also has resulted in increased regulatory and legislative scrutiny of our business.

Decrease in Common Stock Dividends and Limitation on Our Ability to Increase Our Dividend Payments.  In January 2005, in an effort to accelerate our achievement of a 30% capital surplus over our minimum capital requirement as required by OFHEO, we reduced our previous quarterly common stock dividend rate by 50%, from $0.52 per share to $0.26 per share. Under our May 2006 consent order with OFHEO, we are required to continue to operate under the capital restoration plan approved by OFHEO in February 2005. Our consent order with OFHEO also requires us to provide OFHEO with prior notice of any planned dividend and a description of the rationale for its payment. In addition, our Board of Directors is not permitted to increase the dividend at any time if payment of the increased dividend would reduce our capital surplus to less than 30% above our minimum capital requirement. On December 6, 2006, the Board of Directors increased the quarterly common stock dividend to $0.40 per share.

Changes in interest rates could materially impact our financial condition and our earnings.

We fund our operations primarily through the issuance of debt and invest our funds primarily in mortgage-related assets that permit the mortgage borrowers to prepay the mortgages at any time. These business activities expose us to market risk, which is the risk of loss from adverse changes in market conditions. Our most significant market risks are interest rate risk and option-adjusted spread risk. Interest rate risk is the risk of changes in our long-term earnings or in the value of our net assets due to changes in interest rates. Changes in interest rates affect both the value of our mortgage assets and prepayment rates on our mortgage loans. Changes in interest rates could have a material adverse impact on our business results and financial condition, particularly if actual conditions differ significantly from our expectations.

Our ability to manage interest rate risk depends on our ability to issue debt instruments with a range of maturities and other features at attractive rates and to engage in derivative transactions. We must exercise judgment in selecting the amount, type and mix of debt and derivative instruments that will most effectively manage our interest rate risk. The amount, type and mix of financial instruments we select may not offset possible future changes in the spread between our borrowing costs and the interest we earn on our mortgage assets. A discussion of how we manage interest rate risk is included in “Item 7—MD&A—Risk Management—Interest Rate Risk Management and Other Market Risks.”

Option-adjusted spread risk is the risk that the option-adjusted spreads on mortgage assets relative to those on our funding and hedging instruments (referred to as the OAS of our net assets) may increase or decrease. These increases or decreases may be a result of market supply and demand dynamics, including credit pricing basis risk between our assets and swaps and between swaps and our funding and hedging instruments. A widening of the OAS of our net assets typically causes a decline in the fair value of the company. A narrowing of the OAS of our net assets will reduce our opportunities to acquire mortgage assets and therefore could have a material adverse effect on our future earnings and financial condition. We do not attempt to actively manage or hedge the impact of changes in mortgage-to-debt OAS after we purchase mortgage assets, other than through asset monitoring and disposition.

We make significant use of business and financial models to manage risk, although we recognize that models are inherently imperfect predictors of actual results because they are based on assumptions about factors such as future loan demand, prepayment speeds and other factors that may overstate or understate future experience. Our business could be adversely affected if our models fail to produce reliable results.

We have several key lender customers and the loss of business volume from any one of these customers could adversely affect our business, market share and results of operations.

Our ability to generate revenue from the purchase and securitization of mortgage loans depends on our ability to acquire a steady flow of mortgage loans from the originators of those loans. We acquire a significant portion of our single-family mortgage loans from several large mortgage lenders. During 2004, our top five lender customers accounted for a total of approximately 53% of our single-family business volumes (which refers to both single-family mortgage loans that we purchase for our mortgage portfolio and single-family mortgage loans that we securitize into Fannie Mae MBS), with our top customer accounting for approximately 26% of that amount. Accordingly, maintaining our current business relationships and business volumes with our top lender customers is critical to our business. If any of our key lender customers significantly reduces the volume of mortgage loans that the lender delivers to us, we could lose significant business volume that we might be unable to replace. The loss of business from any one of our key lender customers could adversely affect our business, market share and results of operations. In addition, a significant reduction in the volume of mortgage loans that we securitize could reduce the liquidity of Fannie Mae MBS, which in turn could have an adverse effect on their market value.

We are subject to credit risk relating to the mortgage loans that we purchase or that back our Fannie Mae MBS, and any resulting delinquencies and credit losses could adversely affect our financial condition and results of operations.

Borrowers of mortgage loans that we purchase or that back our Fannie Mae MBS may fail to make the required payments of principal and interest on those loans, exposing us to the risk of credit losses. In addition, due to the current competitive dynamics of the mortgage market, we have recently increased our purchase and securitization of mortgage loans that pose a higher credit risk, such as negative-amortizing loans and interest-only loans. We also have increased the proportion of reduced documentation loans that we purchase or that back our Fannie Mae MBS.

For example, negative-amortizing adjustable-rate mortgages (“ARMs”) represented approximately 2% and 3%, respectively, of our conventional single-family business volumes (which refers to both conventional single-family mortgage loans we purchase for our mortgage portfolio and conventional single-family mortgage loans we securitize into Fannie Mae MBS) in 2004 and 2005, and approximately 4% for the first nine months of 2006. Interest-only mortgage loans represented approximately 5% and 10%, respectively, of our conventional single-family business volumes in 2004 and 2005, and approximately 15% for the first nine months of 2006. We estimate that negative-amortizing ARMs and interest-only loans represented approximately 2% and 6%, respectively, of our conventional single-family mortgage credit book of business as of September 30, 2006.

The increase in our exposure to credit risk resulting from the increase in these loans with higher credit risk may cause us to experience increased delinquencies and credit losses in the future, which could adversely affect our financial condition and results of operations. A discussion of how we manage mortgage credit risk and a description of the risk characteristics of our mortgage credit book of business is included in “Item 7—MD&A—Risk Management—Credit Risk Management—Mortgage Credit Risk Management.”

We depend on our institutional counterparties to provide services that are critical to our business, and our financial condition and results of operations may be adversely affected by defaults by our institutional counterparties.

We face the risk that our institutional counterparties may fail to fulfill their contractual obligations to us. Our primary exposure to institutional counterparties risk is with our mortgage insurers, mortgage servicers, lender customers, issuers of investments held in our liquid investment portfolio, dealers that commit to sell mortgage pools or loans to us, and derivatives counterparties. The products or services that these counterparties provide are critical to our business operations and a default by a counterparty with significant obligations to us could adversely affect our financial condition and results of operations. A discussion of how we manage institutional counterparty credit risk is included in “Item 7—MD&A—Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management.”

Mortgage Insurers.  A mortgage insurer could fail to fulfill its obligation to reimburse us for claims under our mortgage insurance policies, which would require us to bear the full loss of the borrower default on the mortgage loans. As of December 31, 2004, we were the beneficiary of primary mortgage insurance coverage on $285.4 billion of single-family loans held in our portfolio or underlying Fannie Mae MBS, which represented approximately 13% of our single-family mortgage credit book of business.

Lender Risk-Sharing Agreements.  We enter into risk-sharing agreements with some of our lender customers that require them to reimburse us for losses under the loans that are the subject of those agreements. A lender’s default in its obligation to reimburse us could decrease our net income.

Mortgage Servicers.  One or more of our mortgage servicers could fail to fulfill its mortgage loan servicing obligations, which include collecting payments from borrowers under the mortgage loans that we own or that are part of the collateral pools supporting our Fannie Mae MBS, paying taxes and insurance on the properties secured by the mortgage loans, monitoring and reporting loan delinquencies, and repurchasing any loans that are subsequently found to have not met our underwriting criteria. In that event, we could incur credit losses associated with loan delinquencies or penalties for late payment of taxes and insurance on the properties that secure the mortgage loans serviced by that mortgage servicer. In addition, we likely would be forced to incur the costs necessary to replace the defaulting mortgage servicer. These events would result in a decrease in our net income. As of December 31, 2004, our ten largest single-family mortgage servicers serviced 71% of our single-family mortgage credit book of business, and the largest single-family mortgage servicer serviced 21% of the single-family mortgage credit book of business. Accordingly, the effect of a default by one of these servicers could result in a more significant decrease in our net income than if our loans were serviced by a more diverse group of servicers.

Agreements with Dealers.  We enter into agreements with dealers under which they commit to deliver pools of mortgages to us at an agreed-upon date and price. We commit to sell Fannie Mae MBS based in part on these commitments. If a dealer defaults in its commitment obligation, it could cause us to default in our obligation to deliver the Fannie Mae MBS on our commitment date or may force us to replace the loans at a higher cost in order to meet our commitment.

Liquid Investment Portfolio Issuers.  The primary credit exposure associated with investments held in our liquid investment portfolio is that the issuers of these investments will not repay principal and interest in accordance with the contractual terms. The failure of these issuers to make these payments could have a material adverse effect on our business results.

Derivatives Counterparties.  If a derivatives counterparty defaults on payments due to us, we may need to enter into a replacement derivative contract with a different counterparty at a higher cost or we may be unable to obtain a replacement contract. As of December 31, 2004, we had 23 interest rate and foreign currency derivatives counterparties. Eight of these counterparties accounted for approximately 83% of the total outstanding notional amount of our derivatives contracts, and each of these eight counterparties accounted for between approximately 7% and 14% of the total outstanding notional amount. The insolvency of one of our largest derivatives counterparties combined with an adverse move in the market before we are able to transfer or replace the contracts could adversely affect our financial condition and results of operations. A discussion of how we manage the credit risk posed by our derivatives transactions and a detailed description of our derivatives credit exposure is contained in “Item 7—MD&A—Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Derivatives Counterparties.”

Our ability to operate our business, meet our obligations and generate net interest income depends primarily on our ability to issue substantial amounts of debt frequently and at attractive rates.

The issuance of short-term and long-term debt securities in the domestic and international capital markets is our primary source of funding for purchasing assets for our mortgage portfolio and repaying or refinancing our existing debt. Moreover, our primary source of revenue is the net interest income we earn from the difference, or spread, between our borrowing costs and the return that we receive on our mortgage assets. Our ability to obtain funds through the issuance of debt, and the cost at which we are able to obtain these funds, depends on many factors, including:

•	our corporate and regulatory structure, including our status as a GSE;

•	legislative or regulatory actions relating to our business, including any actions that would affect our GSE status;

•	rating agency actions relating to our credit ratings;

•	our financial results and changes in our financial condition;

•	significant events relating to our business or industry;

•	the public’s perception of the risks to and financial prospects of our business or industry;

•	the preferences of debt investors;

•	the breadth of our investor base;

•	prevailing conditions in the capital markets;

•	interest rate fluctuations; and

•	general economic conditions in the United States and abroad.

In addition, the other GSEs, such as Freddie Mac and the Federal Home Loan Banks, also issue significant amounts of AAA-rated agency debt to fund their operations, which may negatively impact the prices we are able to obtain for these securities.

Approximately 47% of the Benchmark Notes we have issued in 2006 were purchased by non-U.S. investors, including both private institutions and non-U.S. governments and government agencies. Accordingly, a significant reduction in the purchase of our debt securities by non-U.S. investors could have a material adverse effect on both the amount of debt securities we are able to issue and the price we are able to obtain for these securities. Many of the factors that affect the amount of our securities that foreign investors purchase, including economic downturns in the countries where these investors are located, currency exchange rates and changes in domestic or foreign fiscal or monetary policies, are outside our control.

If we are unable to issue debt securities at attractive rates in amounts sufficient to operate our business and meet our obligations, it would have a material adverse effect on our liquidity, financial condition and results of operations. A description of how we obtain funding for our business by issuing debt securities in the capital markets is contained in “Item 7—MD&A—Liquidity and Capital Management—Liquidity—Debt Funding.” For a description of how we manage liquidity risk, see ‘‘Item 7—MD&A—Liquidity and Capital Management—Liquidity—Liquidity Risk Management.”

On June 13, 2006, the U.S. Department of the Treasury announced that it would undertake a review of its process for approving our issuances of debt, which could adversely impact our flexibility in issuing debt securities in the future. We cannot predict whether the outcome of this review will materially impact our current business activities.

A decrease in our current credit ratings would have an adverse effect on our ability to issue debt on acceptable terms, which could adversely affect our liquidity and our results of operations.

Our borrowing costs and our broad access to the debt capital markets depends in large part on our high credit ratings. Our senior unsecured debt currently has the highest credit rating available from Moody’s Investors Service (“Moody’s”), Standard & Poor’s, a division of The McGraw-Hill Companies (“Standard & Poor’s”), and Fitch Ratings (“Fitch”). These ratings are subject to revision or withdrawal at any time by the rating agencies. Any reduction in our credit ratings could increase our borrowing costs, limit our access to the capital markets and trigger additional collateral requirements in derivative contracts and other borrowing arrangements. A substantial reduction in our credit ratings would reduce our earnings and materially adversely affect our liquidity, our ability to conduct our normal business operations and our competitive position. A description of our credit ratings and current ratings outlook is included in “Item 7—MD&A—Liquidity and Capital Management—Liquidity—Credit Ratings and Risk Ratings.”

Our business is subject to laws and regulations that may restrict our ability to compete optimally. In addition, legislation that would change the regulation of our business could, if enacted, reduce our competitiveness and adversely affect our results of operations and financial condition. The impact of existing regulation on our business is significant, and both existing and future regulation may adversely affect our business.

As a federally chartered corporation, we are subject to the limitations imposed by the Charter Act, extensive regulation, supervision and examination by OFHEO and HUD, and regulation by other federal agencies, such as the U.S. Department of the Treasury and the SEC. We are also subject to many laws and regulations that affect our business, including those regarding taxation and privacy. A description of the laws and regulations that affect our business is contained in “Item 1—Business—Our Charter and Regulation of Our Activities.”

Regulation by OFHEO.  OFHEO has broad authority to regulate our operations and management in order to ensure our financial safety and soundness. For example, in order to meet our capital plan requirements in 2005, we were required to make significant changes to our business in 2005, including reducing the size of our mortgage portfolio and reducing our quarterly common stock dividend by 50%. Pursuant to our May 2006 consent order with OFHEO, we may not increase our net mortgage portfolio assets above $727.75 billion, except in limited circumstances at OFHEO’s discretion. We expect that this reduction in the size of our mortgage portfolio beginning in 2005 will contribute to significantly reduced net interest income for the years ended December 31, 2005 and 2006, as compared to the years ended December 31, 2004 and 2003. In addition, we have incurred and expect to continue to incur significant administrative expenses in connection with complying with our remediation obligations, which will reduce our earnings for the years ended December 31, 2005 and 2006. If we fail to comply with any of our agreements with OFHEO or with any OFHEO regulation, we may incur penalties and could be subject to further restrictions on our activities and operations, or to investigation and enforcement actions by OFHEO.

Regulation by HUD and Charter Act Limitations.  HUD supervises our compliance with the Charter Act, which defines our permissible business activities. For example, our business is limited to the U.S. housing finance sector and we may not purchase loans in excess of our conforming loan limits, which are currently $417,000 for a one-family mortgage loan in most geographic regions and may be lower in future periods subsequent to 2007. As a result of these limitations on our ability to diversify our operations, our financial condition and earnings depend almost entirely on conditions in a single sector of the U.S. economy, specifically, the U.S. housing market. Our substantial reliance on conditions in the U.S. housing market may adversely affect the investment returns we are able to generate. In addition, the Secretary of HUD must approve any new Fannie Mae conventional mortgage program that is significantly different from those approved or engaged in prior to the enactment of the 1992 Act. As a result, we have only limited ability to respond quickly to changes in market conditions by offering new programs in response to these changes. These restrictions on our business operations may negatively affect our ability to compete successfully with other companies in the mortgage industry from time to time, which in turn may adversely affect our market share, our earnings and our financial condition. As described below under “To meet HUD’s new housing goals and subgoals, we enter into transactions that may reduce our profitability,” we are also subject to housing goals established by HUD, which require that a specified portion of our business relate to the purchase or securitization of mortgages for low- and moderate-income housing, underserved areas and special affordable housing. Meeting these goals may adversely affect our profitability.

Legislative Proposals.  Legislative proposals currently being considered by the U.S. Congress, if enacted into law, could materially restrict our operations and adversely affect our business and our earnings. During 2005, several bills were introduced in Congress that propose to change the regulatory framework under which we, Freddie Mac and the Federal Home Loan Banks operate. The Senate Committee on Banking, Housing and Urban Affairs and the U.S. House of Representatives each advanced GSE regulatory oversight legislation in 2005 during the first session of the 109th Congress. On October 26, 2005, the House of Representatives passed a bill and on July 28, 2005, the Senate Committee on Banking, Housing and Urban Affairs passed a bill, which has not yet been brought to the floor of the Senate for a vote. While the House and Senate bills differ in a number of respects, both bills would affect us and other GSEs by significantly altering the scope of:

•	our authorized and permissible activities;

•	the potential level of our required capital;

•	the size and composition of our mortgage investment portfolio (a potential limitation in the House bill and a specific limitation in the Senate bill);

•	the levels of affordable housing goals; and

•	the process by which any new activities and programs would be approved and the extent of regulatory oversight.

In addition, the House bill would require Fannie Mae and Freddie Mac to contribute a portion of their profits to a fund to support affordable housing.

This legislation could materially adversely affect our business and earnings. We cannot predict the prospects for the enactment, timing or content of any legislation, the form any enacted legislation will take or its impact on our financial condition or results of operations.

Changes in Existing Regulations or Regulatory Practices.  Our business and earnings could also be materially affected by changes in the regulation of our business made by any one or more of our existing regulators. A regulator may change its current process for regulating our business, change its current interpretations of our regulatory requirements or exercise regulatory authority over our business beyond current practices, and any of these changes could have a material adverse effect on our business and earnings. For example, on June 13, 2006, HUD announced that it will conduct a review of specified investments and holdings to determine whether our investment activities are consistent with our charter authority. We cannot predict the outcome of this review or whether HUD will seek to restrict our current business activities as a result of this or other reviews.

To meet HUD’s new housing goals and subgoals, we enter into transactions that may reduce our profitability.

As part of our mission of increasing the availability and affordability of financing for residential mortgage loans in the United States, we must comply with the housing goals and subgoals established by HUD. HUD’s housing goals require that a specified portion of our business relate to the purchase or securitization of mortgage loans serving low- and moderate-income households, households in underserved areas and households qualifying under the definition of special affordable housing. HUD has increased our housing goals for 2005 through 2008, and has created new purchase money mortgage subgoals effective beginning in 2005 that also increase over the 2005 to 2008 period.

Meeting the increased housing goals and subgoals established by HUD for 2006 and future years may reduce our profitability and compete with our goal of maximizing total returns. In order to obtain business that contributes to our new housing goals and subgoals, we have made, and continue to make, significant adjustments to our mortgage loan sourcing and purchase strategies. These strategies include entering into some purchase and securitization transactions with lower expected economic returns than our typical transactions. We have also relaxed some of our underwriting criteria to obtain goals-qualifying mortgage loans and increased our investments in higher-risk mortgage loan products that are more likely to serve the borrowers targeted by HUD’s goals and subgoals, which could increase our credit losses.

The specific housing goals and subgoals levels for 2005 through 2008, as well as our performance against these goals in 2005, are described in “Item 1—Business—Our Charter and Regulation of Our Activities—Regulation and Oversight of Our Activities—HUD Regulation—Housing Goals.” We did not meet one of our 2005 subgoals, and it is possible that we may not meet one or more of our 2006 subgoals. Meeting the higher subgoals for 2006 is particularly challenging because increased home prices and higher interest rates have reduced housing affordability. Since HUD set the home purchase subgoals in 2004, the affordable housing markets have experienced a dramatic change. Newly-released Home Mortgage Disclosure Act data show that the share of the primary mortgage market serving low- and moderate-income borrowers declined in 2005, reducing our ability to purchase and securitize mortgage loans that meet the HUD subgoals. If our efforts to meet the new housing goals and subgoals in 2006 and future years prove to be insufficient, we may need to take additional steps that could increase our credit losses and reduce our profitability.

Our business faces significant operational risks and an operational failure could materially adversely affect our business.

Shortcomings or failures in our internal processes, people or systems could have a material adverse effect on our risk management, liquidity, financial condition and results of operations; disrupt our business; and result in legislative or regulatory intervention, damage to our reputation and liability to customers. For example, our business is dependent on our ability to manage and process, on a daily basis, a large number of transactions across numerous and diverse markets. These transactions are subject to various legal and regulatory standards. We rely on the ability of our employees and our internal financial, accounting, data processing and other operating systems, as well as technological systems operated by third parties, to process these transactions and to manage our business. As a result of events that are wholly or partially beyond our control, these employees or third parties could engage in improper or unauthorized actions, or these systems could fail to operate properly. In the event of a breakdown in the operation of our or a third party’s systems, or improper actions by employees or third parties, we could experience financial losses, business disruptions, legal and regulatory sanctions, and reputational damage.

Because we use a process of delegated underwriting for the single-family mortgage loans we purchase and securitize, we do not independently verify most borrower information that is provided to us. This exposes us to mortgage fraud risk, which is the risk that one or more parties involved in a transaction (the borrower, seller, broker, appraiser, title agent, lender or servicer) will misrepresent the facts about a mortgage loan. We may experience financial losses and reputational damage as a result of mortgage fraud.

In addition, our operations rely on the secure processing, storage and transmission of a large volume of private borrower information, such as names, residential addresses, social security numbers, credit rating data and other consumer financial information. Despite the protective measures we take to reduce the likelihood of information breaches, this information could be exposed in several ways, including through unauthorized access to our computer systems, computer viruses that attack our computer systems, software or networks, accidental delivery of information to an unauthorized party and loss of unencrypted media containing this information. Any of these events could result in significant financial losses, legal and regulatory sanctions, and reputational damage.

The occurrence of a major natural or other disaster in the United States could increase our delinquency rates and credit losses or disrupt our business operations and lead to financial losses.

The occurrence of a major natural disaster, terrorist attack or health epidemic in the United States could increase our delinquency rates and credit losses in the affected region or regions, which could have a material adverse effect on our financial condition and results of operations. For example, we experienced an increase in our delinquency rates and credit losses as a result of Hurricanes Katrina and Rita. In addition, as of December 31, 2004, approximately 18% of the gross unpaid principal balance of the conventional single-family loans we held or securitized in Fannie Mae MBS and approximately 28% of the gross unpaid principal balance of the multifamily loans we held or securitized in Fannie Mae MBS were concentrated in California. Due to this geographic concentration in California, a major earthquake or other disaster in that state could lead to significant increases in delinquency rates and credit losses.

Despite the contingency plans and facilities that we have in place, our ability to conduct business also may be adversely affected by a disruption in the infrastructure that supports our business and the communities in which we are located. Potential disruptions may include those involving electrical, communications, transportation and other services we use or that are provided to us. Substantially all of our senior management and investment personnel work out of our offices in the Washington, DC metropolitan area. If a disruption occurs and our senior management or other employees are unable to occupy our offices, communicate with other personnel or travel to other locations, our ability to service and interact with each other and with our customers may suffer, and we may not be successful in implementing contingency plans that depend on communication or travel. A description of our disaster recovery plans and facilities in the event of a disruption of this type is included in “Item 7—MD&A—Risk Management—Operational Risk Management.”

In many cases, our accounting policies and methods, which are fundamental to how we report our financial condition and results of operations, require management to make estimates and rely on the use of models about matters that are inherently uncertain.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in applying many of these accounting policies and methods so that these policies and methods comply with GAAP and reflect management’s judgment of the most appropriate manner to report our financial condition and results of operations. In some cases, management must select the appropriate accounting policy or method from two or more alternatives, any of which might be reasonable under the circumstances but might affect the amount of assets, liabilities, revenues and expenses that we report. See “Notes to Consolidated Financial Statements—Note 2, Summary of Significant Accounting Policies” for a description of our significant accounting policies.

We have identified the following four accounting policies as critical to the presentation of our financial condition and results of operations:

•	estimating the fair value of financial instruments;

•	amortizing cost basis adjustments on mortgage loans and mortgage-related securities held in our portfolio and underlying outstanding Fannie Mae MBS using the effective interest method;

•	determining our allowance for loan losses and reserve for guaranty losses; and

•	determining whether an entity in which we have an ownership interest is a variable interest entity and whether we are the primary beneficiary of that variable interest entity and therefore must consolidate the entity.

We believe these policies are critical because they require management to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. Due to the complexity of these critical accounting policies, our accounting methods relating to these policies involve substantial use of models. Models are inherently imperfect predictors of actual results because they are based on assumptions, including assumptions about future events, and actual results could differ significantly. More information about these policies is included in “Item 7—MD&A—Critical Accounting Policies and Estimates.”

We are subject to pending civil litigation that, if decided against us, could require us to pay substantial judgments, settlements or other penalties.

A number of lawsuits have been filed against us and certain of our current and former officers and directors relating to our accounting restatement. These suits are currently pending in the U.S. District Court for the District of Columbia and fall within three primary categories: a consolidated shareholder class action lawsuit, a consolidated shareholder derivative lawsuit and a consolidated Employee Retirement Income Security Act of 1974 (“ERISA”)-based class action lawsuit. We may be required to pay substantial judgments, settlements or other penalties and incur significant expenses in connection with the consolidated shareholder class action and consolidated ERISA-based class action, which could have a material adverse effect on our business, results of operations and cash flows. In addition, our current and former directors, officers and employees may be entitled to reimbursement for the costs and expenses of these lawsuits pursuant to our indemnification obligations with those persons. We are also a party to several other lawsuits that, if decided against us, could require us to pay substantial judgments, settlements or other penalties. These include a proposed class action lawsuit alleging violations of federal and state antitrust laws and state consumer protection laws in connection with the setting of our guaranty fees and a proposed class action lawsuit alleging that we violated purported fiduciary duties with respect to certain escrow accounts for FHA-insured multifamily mortgage loans. We are unable at this time to estimate our potential liability in these matters. We expect all of these lawsuits to be time-consuming, and they may divert management’s attention and resources from our ordinary business operations. More information regarding these lawsuits is included in “Item 3—Legal Proceedings” and “Notes to Consolidated Financial Statements—Note 20, Commitments and Contingencies.”

RISKS RELATING TO OUR INDUSTRY

Changes in general market and economic conditions in the United States and abroad may adversely affect our financial condition and results of operations.

Our financial condition and results of operations may be adversely affected by changes in general market and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, the value of the U.S. dollar as compared to foreign currencies, fluctuations in both the debt and equity capital markets, employment rates and the strength of the U.S. national economy and local economies. These conditions are beyond our control, and may change suddenly and dramatically.

Changes in market and economic conditions could adversely affect us in many ways, including the following:

•	fluctuations in the global debt and equity capital markets, including sudden and unexpected changes in short-term or long-term interest rates, could decrease the fair value of our mortgage assets, derivatives positions and other investments, negatively affect our ability to issue debt at attractive rates, and reduce our net interest income; and

•	an economic downturn or rising unemployment in the United States could decrease homeowner demand for mortgage loans and increase the number of homeowners who become delinquent or default on their mortgage loans. An increase in delinquencies or defaults would likely result in a higher level of credit losses, which would adversely affect our earnings. Also, decreased homeowner demand for mortgage loans could reduce our guaranty fee income, net interest income and the fair value of our mortgage assets. An economic downturn could also increase the risk that our counterparties will default on their obligations to us, increasing our liabilities and reducing our earnings.

A decline in U.S. housing prices or in activity in the U.S. housing market could negatively impact our earnings and financial condition.

U.S. housing prices have risen significantly in recent years. As described above, this period of extraordinary home price appreciation appears to be ending. The rate of home price appreciation has slowed and we believe there is a possibility of a modest decline in national home prices in 2007. Declines in housing prices could result in increased delinquencies or defaults on the mortgage loans we own or that back our guaranteed Fannie Mae MBS. An increase in delinquencies or defaults would likely result in a higher level of credit losses, which would adversely affect our earnings. In addition, housing price declines would reduce the fair value of our mortgage assets.

Growth in the amount of U.S. residential mortgage debt outstanding has also been significant in recent years. Our business volume is affected by the rate of growth in total U.S. residential mortgage debt outstanding and the size of the U.S. residential mortgage market. If the rate of growth in total U.S. residential mortgage debt outstanding were to decline, the growth rate of mortgage loans available for us to purchase or securitize likely would slow, which could lead to a reduction in our net interest income and guaranty fee income.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own our principal office, which is located at 3900 Wisconsin Avenue, NW, Washington, DC, as well as additional Washington, DC facilities at 3939 Wisconsin Avenue, NW and 4250 Connecticut Avenue, NW. We also own two office facilities in Herndon, Virginia, as well as two additional facilities located in Reston, Virginia, and Urbana, Maryland. These owned facilities contain a total of approximately 1,460,000 square feet of space. We lease the land underlying the 4250 Connecticut Avenue building pursuant to a lease that automatically renews on July 1, 2029 for an additional 49 years unless we elect to terminate the lease by providing notice to the landlord of our decision to terminate at least one year prior to the automatic renewal date. In addition, we lease approximately 375,000 square feet of office space at 4000 Wisconsin Avenue, NW, which is adjacent to our principal office. The present lease for 4000 Wisconsin Avenue expires in 2008, and we have the option to extend the lease for up to 10 additional years, in 5-year increments. We also lease an additional approximately 417,000 square feet of office space at five locations in Washington, DC, suburban Virginia and Maryland. We maintain approximately 426,000 square feet of office space in leased premises in Pasadena, California; Atlanta, Georgia; Chicago, Illinois; Philadelphia, Pennsylvania; and Dallas, Texas. In addition, we have 55 Fannie Mae Community Business Centers around the United States, which work with cities, rural areas and underserved communities.

Item 3.	Legal Proceedings

This item describes the material legal proceedings, examinations and other matters that: (1) were pending as of December 31, 2004; (2) were terminated during the period from the beginning of the third quarter of 2004 through the filing of this report; or (3) are pending as of the filing of this report. Thus, the description of a matter may include developments that occurred since December 31, 2004, as well as those that occurred during 2004. The matters include legal proceedings relating to the restatement of our consolidated financial statements, such as class action and individual securities lawsuits, shareholder derivative actions and governmental proceedings, and class action lawsuits alleging antitrust violations and abuse of escrow accounts.

As described below, a number of lawsuits have been filed against us and certain of our current and former officers and directors relating to the accounting matters discussed in our SEC filings and OFHEO’s interim and final reports, and in the report issued by the law firm of Paul Weiss on the results of its independent investigation. These lawsuits currently are pending in the U.S. District Court for the District of Columbia and fall within three primary categories: (1) a consolidated shareholder class action, (2) a consolidated shareholder derivative lawsuit, and (3) a consolidated ERISA-based class action lawsuit. In addition, the Department of Labor is conducting a review of our Employee Stock Ownership Plan (“ESOP”).

In 2003, OFHEO commenced its special examination of us. The SEC and the U.S. Attorney’s Office for the District of Columbia also commenced investigations against us relating to matters discussed in the OFHEO reports. On May 23, 2006, we reached a settlement with OFHEO and the SEC. In August 2006, we were advised by the U.S. Attorney’s Office for the District of Columbia that it was discontinuing its investigation of us and does not plan to file charges against us.

Presently, we are also a defendant in a proposed class action lawsuit alleging violations of federal and state antitrust laws and state consumer protection laws in connection with the setting of our guaranty fees. In addition, we are a defendant in a proposed class action lawsuit alleging that we violated purported fiduciary duties with respect to certain escrow accounts for FHA-insured multifamily mortgage loans.

We are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business. For example, we are involved in legal proceedings that arise in connection with properties acquired either through foreclosure on properties securing delinquent mortgage loans we own or through our receipt of deeds to those properties in lieu of foreclosure. Claims related to possible tort liability occur from time to time, primarily in the case of single-family real estate owned (“REO”) property.

From time to time, we are also a party to legal proceedings arising from our relationships with our sellers and servicers. Litigation can result from disputes with lenders concerning their loan origination or servicing obligations to us, or can result from disputes concerning termination by us (for a variety of reasons) of a lender’s authority to do business with us as a seller and/or servicer. In addition, loan servicing and financing issues sometimes result in claims, including potential class actions, brought against us by borrowers.

We also are a party to legal proceedings arising from time to time from the conduct of our business and administrative functions, including contractual disputes and employment-related claims.

Litigation claims and proceedings of all types are subject to many factors that generally cannot be predicted accurately. For additional information on these proceedings, see “Notes to Consolidated Financial Statements—Note 20, Commitments and Contingencies.”

RESTATEMENT-RELATED MATTERS

Securities Class Action Lawsuits

In Re Fannie Mae Securities Litigation

Beginning on September 23, 2004, 13 separate complaints were filed by holders of our securities against us, as well as certain of our former officers, in the U.S. District Court for the District of Columbia, the U.S. District Court for the Southern District of New York and other courts. The complaints in these lawsuits purport to have been made on behalf of a class of plaintiffs consisting of purchasers of Fannie Mae securities between April 17, 2001 and September 21, 2004. The complaints alleged that we and certain of our officers, including Franklin D. Raines, J. Timothy Howard and Leanne Spencer, made material misrepresentations and/or omissions of material facts in violation of the federal securities laws. Plaintiffs’ claims were based on findings contained in OFHEO’s September 2004 interim report regarding its findings to that date in its special examination of our accounting policies, practices and controls.

All of the cases were consolidated and/or transferred to the U.S. District Court for the District of Columbia. A consolidated complaint was filed on March 4, 2005 against us and former officers Franklin D. Raines, J. Timothy Howard and Leanne Spencer. The court entered an order naming the Ohio Public Employees Retirement System and State Teachers Retirement System of Ohio as lead plaintiffs. The consolidated complaint generally made the same allegations as the individually-filed complaints, which is that we and certain of our former officers made false and misleading statements in violation of the federal securities laws in connection with certain accounting policies and practices. More specifically, the consolidated complaint alleged that the defendants made materially false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5 promulgated thereunder, largely with respect to accounting statements that were inconsistent with the GAAP requirements relating to hedge accounting and the amortization of premiums and discounts. Plaintiffs contend that the alleged fraud resulted in artificially inflated prices for our common stock. Plaintiffs seek compensatory damages, attorneys’ fees, and other fees and costs. Discovery commenced in this action following the denial of the defendants’ motions to dismiss on February 10, 2006.

On April 17, 2006, the plaintiffs in the consolidated class action filed an amended consolidated complaint against us and former officers Franklin D. Raines, J. Timothy Howard and Leanne Spencer, that added purchasers of publicly traded call options and sellers of publicly traded put options to the putative class and sought to extend the end of the putative class period from September 21, 2004 to September 27, 2005. We and the individual defendants filed motions to dismiss addressing the extended class period and the deficiency of the additional accounting allegations. On August 14, 2006, while those motions were still pending, the plaintiffs filed a second amended complaint adding KPMG LLP and Goldman, Sachs & Co., Inc. as additional defendants and adding allegations based on the May 2006 report issued by OFHEO and the February 2006 report issued by Paul Weiss. Our answer to the second amended complaint is due to be filed on January 8, 2007. Plaintiffs filed a motion for class certification on May 17, 2006 that is still pending.

In addition, two individual securities cases have been filed by institutional investor shareholders in the U.S. District Court for the District of Columbia. The first case was filed on January 17, 2006 by Evergreen Equity Trust, Evergreen Select Equity Trust, Evergreen Variable Annuity Trust and Evergreen International Trust against us and the following current and former officers and directors: Franklin D. Raines, J. Timothy Howard, Leanne Spencer, Thomas P. Gerrity, Anne M. Mulcahy, Frederick V. Malek, Taylor Segue, III, William Harvey, Joe K. Pickett, Victor Ashe, Stephen B. Ashley, Molly Bordonaro, Kenneth M. Duberstein, Jamie Gorelick, Manuel Justiz, Ann McLaughlin Korologos, Donald B. Marron, Daniel H. Mudd, H. Patrick Swygert and Leslie Rahl.

The second individual securities case was filed on January 25, 2006 by 25 affiliates of Franklin Templeton Investments against us, KPMG LLP, and all of the following current and former officers and directors: Franklin D. Raines, J. Timothy Howard, Leanne Spencer, Thomas P. Gerrity, Anne M. Mulcahy, Frederick V. Malek, Taylor Segue, III, William Harvey, Joe K. Pickett, Victor Ashe, Stephen B. Ashley, Molly Bordonaro, Kenneth M. Duberstein, Jamie Gorelick, Manuel Justiz, Ann McLaughlin Korologos, Donald B. Marron, Daniel H. Mudd, H. Patrick Swygert and Leslie Rahl.

The two related individual securities actions assert various federal and state securities law and common law claims against us and certain of our current and former officers and directors based upon essentially the same alleged conduct as that at issue in the consolidated shareholder class action, and also assert insider trading claims against certain former officers. Both cases seek compensatory and punitive damages, attorneys’ fees, and other fees and costs. In addition, the Evergreen plaintiffs seek an award of treble damages under state law.

On June 29, 2006 and then again on August 14 and 15, 2006, the individual securities plaintiffs filed first amended complaints and then second amended complaints seeking to address certain of the arguments made by the defendants in their original motions to dismiss and adding additional allegations regarding improper accounting practices. On August 17, 2006, we filed motions to dismiss certain claims and allegations of the individual securities plaintiffs’ second amended complaints. The individual plaintiffs seek to proceed independently of the potential class of shareholders in the consolidated shareholder class action, but the court has consolidated these cases as part of the consolidated shareholder class action for pretrial purposes and possibly through final judgment.

We believe we have defenses to the claims in these lawsuits and intend to defend these lawsuits vigorously.

Shareholder Derivative Lawsuits

In Re Fannie Mae Shareholder Derivative Litigation

Beginning on September 28, 2004, ten plaintiffs filed twelve shareholder derivative actions (i.e., lawsuits filed by shareholder plaintiffs on our behalf) in three different federal district courts and the Superior Court of the District of Columbia on behalf of the company against certain of our current and former officers and directors and against us as a nominal defendant. Plaintiffs contend that the defendants purposefully misapplied GAAP, maintained poor internal controls, issued a false and misleading proxy statement, and falsified documents to cause our financial performance to appear smooth and stable, and that Fannie Mae was harmed as a result. The claims are for breaches of the duty of care, breach of fiduciary duty, waste, insider trading, fraud, gross mismanagement, violations of the Sarbanes-Oxley Act of 2002 and unjust enrichment. Plaintiffs seek compensatory damages, punitive damages, attorneys’ fees, and other fees and costs, as well as injunctive relief related to the adoption by us of certain proposed corporate governance policies and internal controls.

All of these individual actions have been consolidated into the U.S. District Court for the District of Columbia and the court entered an order naming Pirelli Armstrong Tire Corporation and Wayne County Employees’ Retirement System as co-lead plaintiffs. A consolidated complaint was filed on September 26, 2005. The consolidated complaint named the following current and former officers and directors as defendants: Franklin D. Raines, J. Timothy Howard, Thomas P. Gerrity, Frederick V. Malek, Joe K. Pickett, Anne M. Mulcahy,

Daniel H. Mudd, Kenneth M. Duberstein, Stephen B. Ashley, Ann McLaughlin Korologos, Donald B. Marron, Leslie Rahl, H. Patrick Swygert and John K. Wulff.

When document production commenced in In re Fannie Mae Securities Litigation, we agreed to simultaneously provide our document production from that action to the plaintiffs in the shareholder derivative action.

All of the defendants filed motions to dismiss the action on December 14, 2005. These motions were fully briefed but not ruled upon. In the interim, the plaintiffs filed an amended complaint on September 1, 2006, thus mooting the previously filed motions to dismiss. Among other things, the amended complaint adds Goldman Sachs Group Inc., Goldman, Sachs & Co., Inc., Lehman Brothers Inc. and Radian Insurance Inc. as defendants, adds allegations concerning the nature of certain transactions between these entities and Fannie Mae, adds additional allegations from OFHEO’s May 2006 report on its special examination, the Paul Weiss report and other additional details. We filed motions to dismiss the first amended complaint on October 20, 2006.

ERISA Action

In re Fannie Mae ERISA Litigation (formerly David Gwyer v. Fannie Mae)

Three ERISA-based cases have been filed against us, our Board of Directors’ Compensation Committee, and against the following former and current officers and directors: Franklin D. Raines, J. Timothy Howard, Daniel H. Mudd, Vincent A. Mai, Stephen Friedman, Anne M. Mulcahy, Ann McLaughlin Korologos, Joe K. Pickett, Donald B. Marron, Kathy Gallo and Leanne Spencer.

On October 15, 2004, David Gwyer filed a class action complaint in the U.S. District Court for the District of Columbia. Two additional class action complaints were filed by other plaintiffs on May 6, 2005 and May 10, 2005. All of these cases were consolidated on May 24, 2005 in the U.S. District Court for the District of Columbia. A consolidated complaint was filed on June 15, 2005. The plaintiffs in the consolidated ERISA-based lawsuit purport to represent a class of participants in our ESOP between January 1, 2001 and the present. Their claims are based on alleged breaches of fiduciary duty relating to accounting matters discussed in our SEC filings and in OFHEO’s interim report. Plaintiffs seek unspecified damages, attorneys’ fees, and other fees and costs, and other injunctive and equitable relief. We filed a motion to dismiss the consolidated complaint on June 29, 2005. Our motion and all of the other defendants’ motions to dismiss were fully briefed and argued on January 13, 2006. As of the date of this filing, these motions are still pending.

We believe we have defenses to the claims in these lawsuits and intend to defend these lawsuits vigorously.

Department of Labor ESOP Investigation

In November 2003, the Department of Labor commenced a review of our ESOP and Retirement Savings Plan. The Department of Labor has concluded its investigation of our Retirement Savings Plan, but continues to review the ESOP. We continue to cooperate fully in this investigation.

RESTATEMENT-RELATED INVESTIGATIONS BY U.S. ATTORNEY’S OFFICE, OFHEO AND THE SEC

U.S. Attorney’s Office Investigation

In October 2004, we were told by the U.S. Attorney’s Office for the District of Columbia that it was conducting an investigation of our accounting policies and practices. In August 2006, we were advised by the U.S. Attorney’s Office for the District of Columbia that it was discontinuing its investigation of us and does not plan to file charges against us.

OFHEO and SEC Settlements

On May 23, 2006, we entered into comprehensive settlements with OFHEO and the SEC that resolved open matters related to their recent investigations of us.

OFHEO Special Examination and Settlement

In July 2003, OFHEO notified us that it intended to conduct a special examination of our accounting policies and internal controls, as well as other areas of inquiry. OFHEO began its special examination in November 2003 and delivered an interim report of its findings in September 2004. On May 23, 2006, OFHEO released its final report on its special examination. OFHEO’s final report concluded that, during the period covered by the report (1998 to mid-2004), a large number of our accounting policies and practices did not comply with GAAP and we had serious problems in our internal controls, financial reporting and corporate governance. The final OFHEO report is available on our Web site (www.fanniemae.com) and on OFHEO’s Web site (www.ofheo.gov).

Concurrently with OFHEO’s release of its final report, we entered into comprehensive settlements that resolved open matters with OFHEO, as well as with the SEC (described below). As part of the OFHEO settlement, we agreed to OFHEO’s issuance of a consent order. In entering into this settlement, we neither admitted nor denied any wrongdoing or any asserted or implied finding or other basis for the consent order. Under this consent order, in addition to the civil penalty described below, we agreed to undertake specified remedial actions to address the recommendations contained in OFHEO’s final report, including actions relating to our corporate governance, Board of Directors, capital plans, internal controls, accounting practices, public disclosures, regulatory reporting, personnel and compensation practices. We also agreed not to increase our net mortgage assets above the amount shown in our minimum capital report to OFHEO for December 31, 2005 ($727.75 billion), except in limited circumstances at OFHEO’s discretion. The consent order superseded and terminated both our September 27, 2004 agreement with OFHEO and the March 7, 2005 supplement to that agreement, and resolved all matters addressed by OFHEO’s interim and final reports of its special examination. As part of the OFHEO settlement, we also agreed to pay a $400 million civil penalty, with $50 million payable to the U.S. Treasury and $350 million payable to the SEC for distribution to stockholders pursuant to the Fair Funds for Investors provision of the Sarbanes-Oxley Act of 2002. We have paid this civil penalty in full. This $400 million civil penalty, which has been recorded as an expense in our 2004 consolidated financial statements, is not deductible for tax purposes.

SEC Investigation and Settlement

Following the issuance of the September 2004 interim OFHEO report, the SEC informed us that it was investigating our accounting practices.

Concurrently, at our request, the SEC reviewed our accounting practices with respect to hedge accounting and the amortization of premiums and discounts, which OFHEO’s interim report had concluded did not comply with GAAP. On December 15, 2004, the SEC’s Office of the Chief Accountant announced that it had advised us to (1) restate our financial statements filed with the SEC to eliminate the use of hedge accounting, and (2) evaluate our accounting for the amortization of premiums and discounts, and restate our financial statements filed with the SEC if the amounts required for correction were material. The SEC’s Office of the Chief Accountant also advised us to reevaluate the GAAP and non-GAAP information that we previously provided to investors.

On May 23, 2006, without admitting or denying the SEC’s allegations, we consented to the entry of a final judgment requiring us to pay the civil penalty described above and permanently restraining and enjoining us from future violations of the anti-fraud, books and records, internal controls and reporting provisions of the federal securities laws. The settlement, which included the $400 million civil penalty described above, resolved all claims asserted against us in the SEC’s civil proceeding. Our consent to the final judgment was filed as an exhibit to the Form 8-K that we filed with the SEC on May 30, 2006. The final judgment was entered by the U.S. District Court of the District of Columbia on August 9, 2006.

OTHER LEGAL PROCEEDINGS

Former CEO Arbitration

On September 19, 2005, Franklin D. Raines, our former Chairman and Chief Executive Officer, initiated arbitration proceedings against Fannie Mae before the American Arbitration Association. On April 10, 2006,

the parties convened an evidentiary hearing before the arbitrator. The principal issue before the arbitrator was whether we were permitted to waive a requirement contained in Mr. Raines’ employment agreement that he provide six months notice prior to retiring. On April 24, 2006, the arbitrator issued a decision finding that we could not unilaterally waive the notice period, and that the effective date of Mr. Raines’ retirement was June 22, 2005, rather than December 21, 2004 (his final day of active employment). Under the arbitrator’s decision, Mr. Raines’ election to receive an accelerated, lump-sum payment of a portion of his deferred compensation must now be honored. Moreover, we must pay Mr. Raines any salary and other compensation to which he would have been entitled had he remained employed through June 22, 2005, less any pension benefits that Mr. Raines received during that period. On November 7, 2006, the parties entered into a consent award, which partially resolved the issue of amounts due Mr. Raines. In accordance with the consent award, we paid Mr. Raines $2.6 million on November 17, 2006. By agreement, final resolution of the unresolved issues was deferred until after our accounting restatement results are announced. Each party has the right, within sixty days of the announcement of our accounting restatement results, to notify the arbitrator whether it believes that further proceedings are necessary.

Antitrust Lawsuits

In Re G-Fees Antitrust Litigation

Since January 18, 2005, we have been served with 11 proposed class action complaints filed by single-family borrowers that allege that we and Freddie Mac violated the Clayton and Sherman Acts and state antitrust and consumer protection statutes by agreeing to artificially fix, raise, maintain or stabilize the price of our and Freddie Mac’s guaranty fees. Two of these cases were filed in state courts. The remaining cases were filed in federal court. The two state court actions were voluntarily dismissed. The federal court actions were consolidated in the U.S. District Court for the District of Columbia. Plaintiffs filed a consolidated amended complaint on August 5, 2005. Plaintiffs in the consolidated action seek to represent a class of consumers whose loans allegedly “contain a guarantee fee set by” us or Freddie Mac between January 1, 2001 and the present. The consolidated amended complaint alleges violations of federal and state antitrust laws and state consumer protection and other laws. Plaintiffs seek unspecified damages, treble damages, punitive damages, and declaratory and injunctive relief, as well as attorneys’ fees and costs.

We and Freddie Mac filed a motion to dismiss on October 11, 2005. The motion to dismiss has been fully briefed and remains pending.

We believe we have defenses to the claims in these lawsuits and intend to defend these lawsuits vigorously.

Escrow Litigation

Casa Orlando Apartments, Ltd., et al. v. Federal National Mortgage Association (formerly known as Medlock Southwest Management Corp., et al. v. Federal National Mortgage Association)

We are the subject of a lawsuit in which plaintiffs purport to represent a class of multifamily borrowers whose mortgages are insured under Sections 221(d)(3), 236 and other sections of the National Housing Act and are held or serviced by us. The complaint identified as a class low- and moderate-income apartment building developers who maintained uninvested escrow accounts with us or our servicer. Plaintiffs Casa Orlando Apartments, Ltd., Jasper Housing Development Company and the Porkolab Family Trust No. 1 allege that we violated fiduciary obligations that they contend we owe to borrowers with respect to certain escrow accounts and that we were unjustly enriched. In particular, plaintiffs contend that, starting in 1969, we misused these escrow funds and are therefore liable for any economic benefit we received from the use of these funds. Plaintiffs seek a return of any profits, with accrued interest, earned by us related to the escrow accounts at issue, as well as attorneys’ fees and costs.

The complaint was filed in the U.S. District Court for the Eastern District of Texas (Texarkana Division) on June 2, 2004 and served on us on June 16, 2004. Our motion to dismiss and motion for summary judgment were denied on March 10, 2005. We filed a partial motion for reconsideration of our motion for summary judgment, which was denied on February 24, 2006.

Plaintiffs have filed an amended complaint and a motion for class certification. A hearing on plaintiffs’ motion for class certification was held on July 19, 2006, and the motion remains pending.

We believe we have defenses to the claims in this lawsuit and intend to defend this lawsuit vigorously.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is publicly traded on the New York, Pacific and Chicago stock exchanges and is identified by the ticker symbol “FNM.” The transfer agent and registrar for our common stock is Computershare, P.O. Box 43081, Providence, Rhode Island 02940.

Quarterly Common Stock Data

The following table shows, for the periods indicated, the high and low sales prices per share of our common stock in the consolidated transaction reporting system as reported in the Bloomberg Financial Markets service, as well as the dividends per share paid in each period.

Quarterly Common Stock Data

Quarter	High	Low	Dividend

2003
First Quarter	$70.40	$58.40	$0.39
Second Quarter	75.84	65.30	0.39
Third Quarter	72.07	60.11	0.45
Fourth Quarter	75.95	68.47	0.45
2004
First Quarter	$80.82	$70.75	$0.52
Second Quarter	75.47	65.89	0.52
Third Quarter	77.80	63.05	0.52
Fourth Quarter	73.81	62.95	0.52
2005
First Quarter	$71.70	$53.72	$0.26
Second Quarter	61.66	49.75	0.26
Third Quarter	60.21	41.34	0.26
Fourth Quarter	50.80	41.41	0.26
2006
First Quarter	$58.60	$48.41	$0.26
Second Quarter	54.53	46.17	0.26
Third Quarter	56.31	46.30	0.26

Holders

As of October 31, 2006, we had approximately 20,000 registered holders of record of our common stock.

Dividends

The table set forth under “Quarterly Common Stock Data” above sets forth the quarterly dividends we have paid on our common stock from the first quarter of 2003 through and including the third quarter of 2006.

In January 2005, our Board of Directors reduced our quarterly common stock dividend rate by 50%, from $0.52 per share to $0.26 per share. We reduced our common stock dividend rate in order to increase our capital surplus, which was a component of our capital restoration plan. See “Item 7—MD&A—Liquidity and Capital Management—Capital Management—Capital Adequacy Requirements—Capital Restoration Plan and OFHEO-Directed Minimum Capital Requirement” for a description of our capital restoration plan. On December 6, 2006, the Board of Directors increased the quarterly common stock dividend to $0.40 per share. The Board determined that the increased dividend would be effective beginning in the fourth quarter of 2006, and therefore declared a special common stock dividend of $0.14 per share, payable on December 29, 2006, to stockholders of record on December 15, 2006. This special dividend of $0.14, combined with our previously declared dividend of $0.26 paid on November 27, 2006, will result in a total common stock dividend of $0.40 per share for the fourth quarter of 2006. Our Board of Directors will continue to assess dividend payments for each quarter based upon the facts and conditions existing at the time.

Our payment of dividends is subject to certain restrictions, including the submission of prior notification to OFHEO detailing the rationale and process for the proposed dividend and prior approval by the Director of OFHEO of any dividend payment that would cause our capital to fall below specified capital levels. See “Item 7—MD&A— Liquidity and Capital Management—Capital Management—Capital Activity—OFHEO Oversight of Our Capital Activity” for a description of these restrictions. Payment of dividends on our common stock is also subject to the prior payment of dividends on our 13 series of preferred stock, representing an aggregate of 132,175,000 shares outstanding. Quarterly dividends on the shares of our preferred stock outstanding totaled $130.7 million for the quarter ended September 30, 2006. See “Notes to Consolidated Financial Statements—Note 17, Preferred Stock” for detailed information on our preferred stock dividends.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is provided under “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” which is incorporated herein by reference.

Recent Sales of Unregistered Securities

Under the Stock Compensation Plan of 1993 and the Stock Compensation Plan of 2003 (the “Plans”), we regularly provide stock compensation to our employees and members of our Board of Directors to attract, motivate and retain these individuals and promote an identity of interests with our stockholders. During the year ended December 31, 2004, we issued 3,262,894 shares of common stock upon the exercise of stock options for an aggregate exercise price of approximately $129 million, almost all of which was paid in cash and the remainder of which was paid by the delivery of 8,936 shares of common stock. Additionally, in consideration of services rendered or to be rendered, we issued 2,594,769 options to purchase common stock at a weighted average exercise price of $78.04 per share, 998,425 shares of restricted stock and 38,134 restricted stock units. Options granted under the Plans typically vest 25% per year beginning on the first anniversary of the date of grant and expire ten years after the grant. Shares of restricted stock and restricted stock units granted under the Plans typically vest in equal annual installments over three or four years beginning on the first anniversary of the date of grant. Each restricted stock unit represents the right to receive a share of common stock at the time of vesting. As a result, the economic consequences of restricted stock units are generally similar to restricted stock, except that restricted stock units do not confer voting rights on their holders.

All options and shares of restricted stock and restricted stock units were granted to persons who were employees or members of the Board of Directors. During the year ended December 31, 2004, 236,521 restricted stock awards vested, as a result of which 155,679 shares of common stock were issued and 80,842 shares of common stock that otherwise would have been issued were withheld in lieu of requiring the recipients to pay the withholding taxes due upon vesting to us. Additionally, during the year ended December 31, 2004, 8,014 restricted stock units vested, as a result of which 5,252 shares of common stock were issued and 2,762 shares of common stock that otherwise would have been issued were withheld in lieu of requiring the recipients to pay the withholding taxes due upon vesting to us.

In January 2004, we contributed an aggregate of 104,886 shares to the Employee Stock Ownership Plan (“ESOP”). Benefits for employees vest under the ESOP based on age or years of service. Eligible employees become 100% vested in their ESOP accounts upon the earlier of age 65 or completion of five years of service.

During the year ended December 31, 2004, we also issued 2,568 shares under our Employee Stock Purchase Plan for an aggregate exercise price of approximately $190,000 to former employees or the estates of former employees.

We have a Performance Share Program that compensates senior management for meeting financial and non-financial objectives over a three-year period. Objectives are set at the beginning of the three-year period and the Compensation Committee of the Board of Directors determines achievement against the goals at the end of such period, setting the amount of the award at that time. The performance shares are generally paid out over a two- or three-year period. In January 2004, we paid out 87,329 and 224,926 shares of common stock to senior management under our Performance Share Program for the three-year performance share cycles that ended in 2001 and 2002, respectively. Additionally, we determined that senior management was entitled to receive 662,780 shares of common stock under our Performance Share Program for the three-year performance share cycle that ended in 2003, of which 366,428 shares were paid out in 2004, and the balance of which was scheduled to be paid out in January 2005. Of the 678,683 aggregate shares of common stock that were paid out in 2004 under our Performance Share Program, 444,281 shares of common stock were issued and 234,402 shares of common stock that otherwise would have been issued were withheld in lieu of requiring the recipients to pay the withholding taxes due to us at the time of issuance. As previously announced, and in connection with the restatement of our consolidated financial statements, because we did not have reliable financial data for years within the award cycles, the Compensation Committee and the Board decided to postpone the determination of the amount of the awards under the Performance Share Program for the three-year performance share cycles that ended in 2004 and 2005, and to postpone payment of the second installment of shares for the three-year performance share cycle that ended in 2003 (the first installment of which was paid in January 2004). In the future, the Compensation Committee and the Board will review the Performance Share Program and determine the appropriate approach for settling its obligations with respect to the existing unpaid performance share cycles.

The securities we issue are “exempted securities” under the Securities Act and the Exchange Act to the same extent as obligations of, or guaranteed as to principal and interest by, the United States. As a result, we do not file registration statements with the SEC with respect to offerings of our securities.

Purchases of Equity Securities by the Issuer

The following table shows shares of our common stock we repurchased during 2004, 2005 and the first three quarters of 2006.

				Maximum Number
			Total Number of	of Shares that
	Total Number	Average	Shares Purchased	May Yet be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
	Purchased(1)	per Share	Announced Program(2)	the Program(3)
	(Shares in thousands)

2004
January	51	$74.49	—	70,433
February	843	77.56	840	69,798
March	3,273	75.52	3,270	67,246
April	1,486	72.78	1,485	67,072
May	976	68.48	970	66,969
June	353	67.43	350	66,725
July	185	70.33	185	66,572
August	1	71.49	—	66,390
September	1	75.33	—	65,540
October	0	68.74	—	65,025
November	35	69.62	—	64,890
December	1	70.48	—	64,434

Total	7,205	$73.67	7,100	64,434

2005
January	107	$65.60	—	63,503
February	21	57.86	—	63,234
March	3	57.17	—	63,957
April	3	55.02	—	63,723
May	11	57.24	—	63,510
June	9	58.79	—	63,359
July	5	58.86	—	63,070
August	4	52.44	—	62,951
September	15	46.70	—	62,755
October	37	45.42	—	62,525
November	259	47.35	—	62,123
December	18	47.67	—	61,364

Total	492	$52.29	—	61,364

2006
January	196	$53.23	—	60,596
February	58	58.10	—	60,112
March	61	54.04	—	60,269
April	10	52.60	—	61,267
May	13	50.38	4	61,160
June	13	48.11	4	61,046
July	11	48.55	—	60,983
August	52	49.29	23	60,900
September	19	53.91	7	60,669

Total	433	$53.20	38	60,669

(1)	In addition to shares repurchased as part of the publicly announced programs described in footnote 2 below, these shares consist of: (a) 563,229 shares of common stock reacquired from employees to pay an aggregate of approximately $33.1 million in withholding taxes due upon the vesting of restricted stock; (b) 92,590 shares of common stock reacquired from employees to pay an aggregate of approximately $4.8 million in withholding taxes due upon the exercise of stock options; (c) 321,405 shares of common stock repurchased from employees and members of our Board of Directors to pay an aggregate exercise price of approximately $15.8 million for stock options; and (d) 14,430 shares of common stock repurchased from employees in a limited number of instances relating to employees’ financial hardship.

(2)	Consists of (a) 7,100,200 shares of common stock purchased pursuant to our publicly announced share repurchase program in open market transactions effected in compliance with SEC Rule 10b-18, and (b) 38,217 shares of common stock repurchased from employees pursuant to our publicly announced employee stock repurchase program. On January 21, 2003, we publicly announced that the Board of Directors had approved a share repurchase program (the “General Repurchase Authority”) under which we could purchase in open market transactions the sum of (a) up to 5% of the shares of common stock outstanding as of December 31, 2002 (49.4 million shares) and (b) additional shares to offset stock issued or expected to be issued under our employee benefit plans. On May 9, 2006, we announced that the Board of Directors had authorized a stock repurchase program (the “Employee Stock Repurchase Program”) under which we may repurchase up to $100 million of Fannie Mae shares from non-officer employees. Neither the General Repurchase Authority nor the Employee Stock Repurchase Program has a specified expiration date.

(3)	Consists of the total number of shares that may yet be purchased under the General Repurchase Authority as of the end of the month, including the number of shares that may be repurchased to offset stock that may be issued pursuant to the Stock Compensation Plan of 1993 and the Stock Compensation Plan of 2003. Repurchased shares are first offset against any issuances of stock under our employee benefit plans. To the extent that we repurchase more shares than have been issued under our plans in a given month, the excess number of shares is deducted from the 49.4 million shares approved for repurchase under the General Repurchase Authority. Because of new stock issuances and expected issuances pursuant to new grants under our employee benefit plans, the number of shares that may be purchased under the General Repurchase Authority fluctuates from month to month. No shares were repurchased from August 2004 through September 30, 2006 in the open market pursuant to the General Repurchase Authority. See “Notes to Consolidated Financial Statements—Note 13, Stock-Based Compensation Plans,” for information about shares issued, shares expected to be issued, and shares remaining available for grant under our employee benefit plans. Excludes the remaining number of shares authorized to be repurchased under the Employee Stock Repurchase Program. Assuming a price per share of $55.93, the average of the high and low stock prices of Fannie Mae common stock on September 30, 2006, approximately 1.8 million shares may yet be purchased under the Employee Stock Repurchase Program.

Item 6.	Selected Financial Data

The selected consolidated financial data presented below is summarized from our results of operations for the three-year period ended December 31, 2004 (restated for 2003 and 2002), as well as selected consolidated balance sheet data as of December 31, 2004, 2003, 2002 and 2001. All restatement adjustments relating to periods prior to January 1, 2002 have been presented as adjustments to retained earnings as of December 31, 2001. In light of the substantial time, effort and expense incurred since December 2004 to complete the restatement of our consolidated financial statements for 2003 and 2002, we have determined that extensive additional efforts would be required to restate all 2001 and 2000 financial data. In particular, significant complexities of accounting standards, turnover of relevant personnel, and limitations of systems and data all limit our ability to reconstruct additional financial information for 2001 and 2000. Previously published information for 2001 and 2000 should not be relied upon.

	For the Year Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
	(Dollars in millions, except
	per share amounts)

Income Statement Data:
Net interest income	$18,081	$19,477	$18,426
Guaranty fee income	3,604	3,281	2,516
Derivative fair value losses, net	(12,256)	(6,289)	(12,919)
Other income (loss)(1)	(812)	(4,220)	(1,735)

Income before extraordinary gains (losses) and cumulative effect of change in accounting principle	4,975	7,852	3,914
Extraordinary gains (losses), net of tax effect	(8)	195	—
Cumulative effect of change in accounting principle, net of tax effect	—	34	—

Net income	4,967	8,081	3,914
Preferred stock dividends and issuance costs at redemption	(165)	(150)	(111)

Net income available to common stockholders	$4,802	$7,931	$3,803

Per Common Share Data:
Earnings per share before extraordinary gains (losses) and cumulative effect of change in accounting principle
Basic	$4.96	$7.88	$3.83
Diluted	4.94	7.85	3.81
Earnings per share after extraordinary gains (losses) and cumulative effect of change in accounting principle
Basic	$4.95	$8.12	$3.83
Diluted	4.94	8.08	3.81
Weighted-average common shares outstanding:
Basic	970	977	992
Diluted	973	981	998
Cash dividends declared per share	$2.08	$1.68	$1.32

Business Activity Data:
Fannie Mae MBS issues(2)	$552,482	$1,220,066	$743,630
Mortgage portfolio purchases(3)	258,478	525,759	353,193

Business volume	$810,960	$1,745,825	$1,096,823

	As of December 31,
	2004	2003	2002	2001
		(Restated)	(Restated)	(Restated)
	(Dollars in millions)

Balance Sheet Data:
Investments in securities:
Trading(4)	$35,287	$43,798	$14,909	$(45)
Available-for-sale	532,095	523,272	520,176	503,381
Mortgage loans:
Loans held for sale	11,721	13,596	20,192	11,327
Loans held for investment, net of allowance	389,651	385,465	304,178	267,510
Total assets	1,020,934	1,022,275	904,739	814,561
Short-term debt	320,280	343,662	293,538	280,848
Long-term debt	632,831	617,618	547,755	484,182
Total liabilities	981,956	990,002	872,840	791,305
Preferred stock	9,108	4,108	2,678	2,303
Total stockholders’ equity	38,902	32,268	31,899	23,256

Regulatory Capital Data:
Core capital(5)	$34,514	$26,953	$20,431	$18,234
Total capital(6)	35,196	27,487	20,831	18,500

Book of Business Data:
Mortgage portfolio(7)	$917,209	$908,868	$799,779	$715,953
Fannie Mae MBS held by third parties(8)	1,408,047	1,300,520	1,040,439	878,039

Book of business	$2,325,256	$2,209,388	$1,840,218	$1,593,992

	2004		2003		2002
			(Restated)		(Restated)

Ratios:
Return on assets ratio(9)*	0.47%		0.82%		0.44%
Return on equity ratio(10)*	16.6		27.6		15.2
Equity to assets ratio(11)*	3.5		3.3		3.2
Dividend payout ratio(12)*	42.1		20.8		34.5
Average effective guaranty fee rate (in basis points)(13)*	20.8	bp	21.0	bp	19.3	bp
Credit loss ratio (in basis points)(14)*	1.0	bp	0.9	bp	0.8	bp
Earnings to combined fixed charges and preferred stock dividends and issuance costs at redemption ratio(15)	1.22:1		1.36:1		1.16:1

(1)	Includes investment losses, net; debt extinguishment losses, net; loss from partnership investments; and fee and other income.

(2)	Unpaid principal balance of Fannie Mae MBS acquired by third-party investors during the reporting period.

(3)	Unpaid principal balance of mortgage loans and mortgage-related securities we purchased for our portfolio during the reporting period.

(4)	Balance as of December 31, 2001 primarily represents the fair value of forward purchases of TBA mortgage securities that were in a loss position.

(5)	The sum of (a) the stated value of outstanding common stock (common stock less treasury stock); (b) the stated value of outstanding non-cumulative perpetual preferred stock; (c) paid-in-capital; and (d) retained earnings. Core capital excludes accumulated other comprehensive income.

(6)	The sum of (a) core capital and (b) the total allowance for loan losses and reserve for guaranty losses, less (c) the specific loss allowance (that is, the allowance required on individually-impaired loans).

(7)	Unpaid principal balance of mortgage loans and mortgage-related securities held in our portfolio.

(8)	Unpaid principal balance of Fannie Mae MBS held by third-party investors. The principal balance of resecuritized Fannie Mae MBS is included only once.

(9)	Net income available to common stockholders divided by average total assets.

(10)	Net income available to common stockholders divided by average outstanding common equity.

(11)	Average stockholders’ equity divided by average total assets.

(12)	Common dividend payments divided by net income available to common stockholders.

(13)	Guaranty fee income as a percentage of average outstanding Fannie Mae MBS and other guaranties.

(14)	Charge-offs, net of recoveries and foreclosed property expense (income), as a percentage of the average mortgage credit book of business.

(15)	“Earnings” includes reported income before extraordinary gains (losses), net of tax effect and cumulative effect of change in accounting principle, net of tax effect plus (a) provision for federal income taxes, minority interest in earnings of consolidated subsidiaries, loss from partnership investments, capitalized interest and total interest expense. “Combined fixed charges and preferred stock dividends and issuance costs at redemption” includes (a) fixed charges (b) preferred stock dividends and issuance costs on redemptions of preferred stock, defined as pretax earnings required to pay dividends on outstanding preferred stock using our effective income tax rate for the relevant periods. Fixed charges represent total interest expense and capitalized interest.

Notes

*	Average balances for purposes of the ratio calculations are based on beginning and end of year balances.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ORGANIZATION OF MD&A

We intend for our MD&A to provide information that will assist in better understanding our consolidated financial statements. This section explains the changes in certain key items in our consolidated financial statements from year to year, the primary factors driving those changes, our risk management processes and results, any known trends or uncertainties of which we are aware that we believe may have a material effect on our future performance, as well as how certain accounting principles affect our consolidated financial statements. Our MD&A also provides information about our three complementary business segments in order to explain how the activities of each segment impact our results of operations and financial condition. This discussion also addresses the accounting errors that resulted in the restatement of our consolidated financial statements for the years ended December 31, 2003 and 2002, and the six months ended June 30, 2004, and the impact of the restatement on our previously reported financial results.

Our MD&A is organized as follows:

•	Executive Summary

•	Restatement

•	Critical Accounting Policies and Estimates

•	Consolidated Results of Operations

•	Business Segment Results

•	Supplemental Non-GAAP Information—Fair Value Balance Sheet

•	Risk Management

•	Liquidity and Capital Management

•	Off-Balance Sheet Arrangements

•	Impact of Future Adoption of Accounting Pronouncements

•	2004 Quarterly Review

This discussion should be read in conjunction with our consolidated financial statements as of December 31, 2004 and the notes accompanying those consolidated financial statements. Readers should also review carefully “Item 1—Business—Forward-Looking Statements” and “Item 1A—Risk Factors” for a description of the forward-looking statements in this report and a discussion of the factors that might cause our actual results to differ, perhaps materially, from these forward-looking statements. Readers may refer to “Item 1—Business—Glossary of Terms Used in this Report” for an explanation of key terms used throughout this discussion. Unless otherwise noted, all financial information provided in this report gives effect to our restatement as described in “Restatement.”

EXECUTIVE SUMMARY

Our Mission and Business

We are a stockholder-owned corporation (NYSE: FNM) chartered by the U.S. Congress to support liquidity and stability in the secondary mortgage market. Our business includes three integrated business segments—Single-Family Credit Guaranty, Housing and Community Development and Capital Markets—that work together to provide services, products and solutions to our lender customers and a broad range of housing partners. Together, our business segments contribute to our chartered mission objectives, helping to increase the total amount of funds available to finance housing in the United States and to make homeownership more available and affordable for low-, moderate- and middle-income Americans. We also work with our customers and partners to increase the availability and affordability of rental housing.

In our Single-Family and HCD business segments, we securitize mortgage loans delivered to us by mortgage lenders and then return Fannie Mae MBS to the lenders. We generally guarantee to the MBS trust that we will supplement mortgage loan collections as required to permit timely payment of principal and interest due on the related Fannie Mae MBS. Our Fannie Mae MBS are generally highly liquid, enabling mortgage lenders to raise capital to fund additional mortgage loans by selling the Fannie Mae MBS in the secondary mortgage market. We generate revenues in our Single-Family business segment primarily from the guaranty fees the segment receives as compensation for assuming the credit risk on the mortgage loans underlying single-family Fannie Mae MBS and on the single-family mortgage loans held in our portfolio.

Our HCD business also engages in a number of additional activities designed to expand the supply of affordable housing in America. These activities, which are described in detail in “Item 1—Business Segments—Housing and Community Development,” include investing in affordable rental properties that qualify for low-income housing tax credits; making equity investments in affordable for-sale and rental housing; and providing loans and credit support to housing finance agencies and other public entities to support their affordable housing efforts. Revenues in the segment are derived from a variety of sources, including the guaranty fees the segment receives as compensation for assuming the credit risk on the mortgage loans underlying multifamily Fannie Mae MBS and on the multifamily mortgage loans held in our portfolio, transaction fees associated with the multifamily business and bond credit enhancement fees. In addition, HCD’s investments in housing projects eligible for the low-income housing tax credit and other investments generate both tax credits and net operating losses that reduce our federal income tax liability.

In our Capital Markets group, our principal business is the purchase and sale of mortgage loans and mortgage-related assets through a full range of economic and competitive cycles. By maintaining a constant, reliable presence as an active investor in mortgage assets, we support liquidity and increase the stability of the pricing of mortgage loans in the secondary mortgage market. To fund our investment activities, our Capital Markets group issues Fannie Mae debt securities that attract capital from investors globally to support housing in the United States. Our Capital Markets group generates income primarily from the difference, or spread, between the yield on the mortgage assets we own and the cost of the debt we issue to fund these assets. Through our investment activities, we seek to maximize total returns, subject to our risk constraints, while fulfilling our chartered liquidity function.

Our businesses are self-sustaining and funded exclusively with private capital. The U.S. government does not guarantee, directly or indirectly, our securities or other obligations.

We operate our three business segments with oversight by our Board of Directors. Relevant committees of the Board (Audit Committee, Risk Policy and Capital Committee, Nominating and Corporate Governance Committee, Compensation Committee, Technology and Operations Committee, Compliance Committee, Housing and Community Finance Committee and Executive Committee) engage on matters within their respective charters. We encourage management and employees to have frequent and open dialogue with the Board.

Our non-executive Chairman of the Board is an important link between the Board and the company, and our CEO sits on the Board to ensure translation of Board policies into business activities. Within the company, the CEO works with the Management Executive Committee, comprised primarily of officers directly reporting to him, to develop, implement and execute the company’s plans and strategy. Our strategy is managed as a set of initiatives, which are typically assigned to individual executives within each business. The Management Executive Committee tracks these initiatives throughout the year and regularly reviews progress with management and the Board. We have established cross-functional management committees to ensure appropriate focus and effective decision-making in critical areas such as risk management, operations, compliance and disclosure.

Managing Our Risk

Our business activities expose us to four primary risks: credit risk, market risk (including interest rate risk), operational risk and liquidity risk. Effectively managing these risks is a principal focus of our organization, a key determinant of our success in achieving our mission and business objectives, and is critical to our safety and soundness. A detailed discussion of our risk management strategies, processes and measures is included in “Risk Management” below.

We devoted significant resources in 2005 and 2006 to addressing weaknesses identified in our risk governance structure and to ensuring that we have the personnel, processes and controls in place to allow us to achieve our risk management objectives. In 2005, we adopted an enhanced corporate risk governance framework, including the creation of a corporate risk oversight function led by a Chief Risk Officer who reports directly to our Chief Executive Officer and independently to the Risk Policy and Capital Committee of the Board of Directors.

Our businesses have responsibility for managing the day-to-day risks inherent in our business activities. Risk management at the business level is conducted in accordance with enterprise-wide corporate risk policies approved by our Board of Directors.

Our Single-Family and HCD businesses have responsibility for managing the credit risk inherent in the mortgage loans and Fannie Mae MBS that we either hold in our portfolio or guarantee. We take a disciplined approach in managing credit risk. We believe our mortgage credit book of business has strong credit characteristics, as measured by loan-to-value ratios, credit scores and other loan characteristics that reflect the effectiveness of our credit risk management strategy. Our credit losses for the period 2002 to 2004 have remained at what we consider to be low levels, averaging approximately 0.01% of our mortgage credit book of business. A detailed discussion of our credit risk management strategies and results can be found in “Risk Management—Credit Risk Management.”

Our Capital Markets group is responsible for managing the interest rate risk inherent in the mortgage loans and mortgage-related securities that we purchase and the debt we issue. The objective of our interest rate risk management strategy is to maintain a conservative, disciplined approach to managing interest rate risk. A detailed discussion of our interest rate risk management strategy and results can be found in “Risk Management—Interest Rate Risk Management and Other Market Risks” below. Our Capital Markets group is also responsible for managing the credit risk of the non-Fannie Mae mortgage-related securities in our portfolio.

Our Restatement

In December 2004, we announced that we would restate our previously filed consolidated financial statements because those financial statements were prepared applying accounting practices that did not comply with GAAP. Since the time of our announcement, we have devoted substantial resources towards the completion of our restatement. We have worked closely with and benefited from the guidance of OFHEO, our safety and soundness regulator, throughout this process. We have also obtained assistance from a variety of resources, including PricewaterhouseCoopers LLP, technology consulting firms and outside counsel.

The restatement process included a comprehensive review of our accounting policies and practices, implementing revised accounting policies, obtaining and/or validating market values for various financial instruments at multiple points in time, and enhancing or developing new systems to track, value and account for our transactions. The restatement was a complex undertaking that required the dedicated efforts of thousands of financial and accounting professionals, including external consultants. As described below under “Consolidated Results of Operations—Other Non-interest Expense—Administrative Expenses,” our administrative expenses in 2005 and 2006 were substantially affected by costs associated with our restatement and related matters, which we estimate totaled $1.3 billion. We anticipate that the costs associated with preparation of our post-2004 financial statements and periodic SEC reports will continue to have a substantial impact on administrative expenses until we are current in filing our periodic financial reports with the SEC. As part of our settlements with OFHEO and the SEC, we paid a $400 million civil penalty, which has been recorded as an expense in our 2004 consolidated financial statements.

In this Annual Report on Form 10-K, we have restated our previously filed audited consolidated financial statements for the years ended December 31, 2003 and 2002, and our unaudited consolidated financial statements for the quarters ended March 31, 2004 and June 30, 2004. The restatement adjustments resulted in a cumulative net decrease in retained earnings of $6.3 billion as of June 30, 2004 and a cumulative net increase in stockholders’ equity of $4.1 billion as of June 30, 2004. The restatement adjustments also resulted in an increase in previously reported net income attributable to common stockholders of $176 million for the year ended December 31, 2003 and a reduction in previously reported net income attributable to common stockholders of $705 million for the year ended December 31, 2002. For more information on the background, details and results of our restatement efforts, please see “Restatement” below.

The filing of this Annual Report on Form 10-K for the year ended December 31, 2004 represents a significant achievement in our efforts to return to timely financial reporting. We believe that major elements of the restatement, including our comprehensive review of our accounting policies and practices, will contribute to a more expeditious completion of financial statements for the years ended December 31, 2005 and 2006.

Our Organizational Changes and Remediation Progress

Using the findings of the OFHEO special examination, the Paul Weiss review and our own internal reviews of our business and the practices of other financial services companies as a guide, we have taken a number of steps to address specific identified weaknesses and to build a foundation for what we believe will be a fundamentally stronger and sounder company.

We believe the items highlighted below, in addition to specific remediation actions related to our accounting policies and practices, reflect significant remediation progress.

•	We have made significant changes to our Board of Directors, including the appointment of a non-executive Chairman of the Board, the creation of a Risk Policy and Capital Committee of the Board, the creation of a Technology and Operations Committee of the Board, and the re-designation of a new Compliance Committee of the Board composed entirely of independent directors. We have also added six new Board members with substantial experience and knowledge related to business operations, accounting and finance since our receipt of OFHEO’s interim report in September 2004, including a new Chairman of the Audit Committee and three other new members of the Audit Committee.

•	We have made significant changes to our executive management team, including the appointment of a new Chief Executive Officer and a new Chief Financial Officer. Over 35% of our senior officers, including our Chief Financial Officer, Controller, Chief Audit Executive, Chief Risk Officer, General Counsel and all senior officers in our Controller’s and Accounting Policy functions, joined the company after December 2004.

•	We have initiated a comprehensive plan to transform our corporate culture into one focused on service, open and honest engagement, accountability and effective management practices.

•	We have modified our compensation practices to include non-financial metrics relating to our controls, culture and mission goals.

•	We have established an enterprise-wide risk oversight organization to oversee the management of credit risk, market risk and operational risk. We hired a new Chief Risk Officer to lead the build-out and responsibilities of this organization. In addition, we have implemented a new organizational risk structure that includes risk management personnel within each business unit.

•	We appointed a new Chief Audit Executive from outside the company, reporting directly to the Audit Committee of the Board of Directors. We have completed a comprehensive review of Internal Audit’s organizational design and audit processes. We have filled the key management positions of Internal Audit with highly credentialed and experienced audit professionals, and we continue to enhance staffing in this area.

•	We have appointed a new Chief Compliance Officer and substantially enhanced the staffing and scope of our compliance function.

Our efforts to change the culture of our company, to implement effective controls and governance processes, to fully staff certain areas of our operations and to build out our infrastructure are ongoing. As noted in “Item 1A—Risk Factors,” we are still in the process of remediating the material weaknesses we had identified in our internal control over financial reporting as of December 31, 2004. Accordingly, we still have significant remediation work remaining before we will be able to file periodic financial reports with the SEC and the NYSE on a timely basis. However, we believe the actions described above are representative of our commitment to making fundamental, lasting changes that will strengthen the governance, controls, operational discipline and culture of our organization.

Summary of Our Financial Results

The financial performance discussed in this Annual Report on Form 10-K is based on our consolidated financial results for the year ended December 31, 2004 and our restated consolidated financial results for the years ended December 31, 2003 and 2002. Net income and diluted earnings per share totaled $5.0 billion and $4.94, respectively, in 2004, compared with $8.1 billion and $8.08 in 2003, and $3.9 billion and $3.81 in 2002. Below are highlights of our performance.

2004 versus 2003

•	Business volume down 54% from record level of $1.7 trillion in 2003
•	5% growth in our book of business
•	7% decrease in net interest income to $18.1 billion
•	25 basis point decrease in net interest yield to 1.87%
•	10% increase in guaranty fee income to $3.6 billion
•	Derivative fair value losses of $12.3 billion, compared with derivative fair value losses of $6.3 billion in 2003
•	Losses of $152 million on debt extinguishments, compared with losses of $2.7 billion in 2003
2003 versus 2002

•	Business volume up 59% to record level of $1.7 trillion
•	20% growth in our book of business
•	6% increase in net interest income to $19.5 billion
•	12 basis point decrease in net interest yield to 2.12%
•	30% increase in guaranty fee income to $3.3 billion
•	Derivative fair value losses of $6.3 billion, compared with derivative fair value losses of $12.9 billion in 2002
•	Losses of $2.7 billion on debt extinguishments, compared with losses of $814 million in 2002

Our assets and liabilities consist predominately of financial instruments. We expect significant volatility from period to period in our financial results, due in part to the various manners in which we account for our financial instruments under GAAP. We routinely use fair value measures to make investment decisions and to measure, monitor and manage our risk. As described more fully in “Critical Accounting Policies and Estimates—Fair Value of Financial Instruments,” we use various methodologies to estimate fair value depending on the nature of the instrument and availability of observable market information. However, under GAAP we are required to measure and record some financial instruments at fair value, while other financial instruments are recorded at historical cost. In addition, as summarized below, changes in the carrying values of financial instruments that we report at fair value in our consolidated balance sheets under GAAP are recognized in our results of operations in a variety of ways depending on the nature of the asset or liability.

•	We record derivatives, mortgage commitments and trading securities at fair value in our consolidated balance sheets and recognize changes in the fair value of those financial instruments in our net income.

•	We record available-for-sale securities, retained interests and guaranty fee buy-ups at fair value in our consolidated balance sheets and recognize changes in the fair value of those financial instruments in accumulated other comprehensive income (“AOCI”), a component of stockholders’ equity.

•	We record held for sale mortgage loans at the lower of cost or market (“LOCOM”) in our consolidated balance sheets and recognize changes in the fair value (not to exceed the cost basis of these loans) in our net income.

•	At the inception of a guaranty contract, we estimate the fair value of the guaranty asset and guaranty obligation and record each of those amounts in our consolidated balance sheet. In each subsequent period, we reduce the guaranty asset for guaranty fees received and any impairment. We amortize the guaranty obligation in proportion to the reduction of the guaranty asset and recognize the amortization as guaranty fee income in our net income. We do not record subsequent changes in the fair value of the guaranty asset or guaranty obligation in our consolidated financial statements. The guaranty assets are, however, reviewed for impairment.

•	We record debt instruments at amortized cost and recognize interest expense in our net interest income.

As a result of the variety of ways in which we record financial instruments in our consolidated financial statements, we expect our earnings to vary, perhaps substantially, from period to period and result in volatility in our stockholders’ equity and regulatory capital. For example, we purchase mortgage assets and use a combination of debt and derivatives to fund those assets and manage the interest rate risk inherent in our mortgage investments. Our net income reflects changes in the fair value of the derivatives we use to manage interest rate risk; however, it does not reflect offsetting changes in the fair value of the majority of our mortgage investments and none of our debt obligations.

We do not evaluate or manage changes in the fair value of our various financial instruments on a stand-alone basis. Rather, we manage the interest rate exposure on our net assets, which includes all of our assets and liabilities, on an aggregate basis regardless of the manner in which changes in the fair value of different types of financial instruments are recorded in our consolidated financial statements. In “Supplemental Non-GAAP Information—Fair Value Balance Sheet,” we provide a fair value balance sheet that presents all of our assets and liabilities on a comparable basis. Management uses the fair value balance sheet, in conjunction with other risk management measures, to assess our risk profile, evaluate the effectiveness of our risk management strategies and adjust our risk management decisions as necessary. Because the fair value of our net assets reflects the full impact of management’s actions as well as current market conditions, management uses this information to assess performance and gauge how much management is adding to the long-term value of the company as well as to understand how the overall value of the company is changing. Our consolidated GAAP balance sheet as of December 31, 2004 reflects an increase in the reported value of our net assets of $6.6 billion from the prior year, while our consolidated fair value balance sheet as of December 31, 2004 reflects an increase in the fair value of our net assets of $11.7 billion.

Our Market

Our business operates within the U.S. residential mortgage market, which represents a major portion of the domestic capital markets. As of June 30, 2006, the latest date for which data was available, the Federal Reserve estimated that total U.S. residential mortgage debt outstanding was approximately $10.5 trillion. This compares with total U.S. residential mortgage debt outstanding of $6.9 trillion, $7.7 trillion, $8.9 trillion and $10.1 trillion for the years 2002, 2003, 2004 and 2005, respectively. U.S. residential mortgage debt outstanding has increased each year from 1945 to 2005, at an average annualized rate of approximately 10.6%. For the years 2002 through 2005, growth in U.S. residential mortgage debt outstanding was particularly strong, growing at an estimated annual rate of nearly 13% in 2002 and 2003, approximately 15% in 2004 and approximately 14% in 2005. Our book of business, which includes both mortgage assets we hold in our mortgage portfolio and our Fannie Mae MBS held by third parties, was $2.4 trillion as of June 30, 2006, representing nearly 23% of total U.S. residential mortgage debt outstanding.

In 2006, growth in U.S. residential mortgage debt outstanding and home price appreciation has slowed from recent high levels. The annualized growth rate for U.S. residential mortgage debt outstanding slowed to 9.6% in the second quarter of 2006. According to the OFHEO House Price Index, home prices increased at a 3.45% annualized rate in the third quarter of 2006, which represents a substantial decline in home price appreciation from the double-digit growth recorded for each of the prior two years. We expect that growth in U.S. residential mortgage debt outstanding will continue at a slower pace in 2007, as the housing market continues to cool and home price gains moderate further or possibly decline modestly. However, due to the cumulative appreciation in home prices during the past several years, affordability continues to pose a challenge for many potential homebuyers. The volume of non-traditional mortgage products, including interest-only and negative-amortizing mortgage loans, remains high as consumers continue to struggle with affordability issues. Additionally, the sub-prime and Alt-A mortgage originations that account for a large portion of the growth in market share of private-label issuers of mortgage-related securities in recent years continue to represent an elevated level of originations by historical standards.

Over the next decade, we expect demographic demand (primarily from stable household formation rates, a positive age structure of the population for homebuying and rising homeownership rates due to the high level of immigration over the past 25 years) that suggests a fundamentally strong mortgage market. We believe that these and other underlying demographic factors will support continued long-term demand for new capital to finance the substantial and sustained housing finance needs of American homebuyers.

RESTATEMENT

Overview

Background.  In September 2004, OFHEO delivered to our Board of Directors an interim report of its findings, through that date, of its special examination of our accounting policies and internal controls. OFHEO’s interim report concluded that we misapplied GAAP in specified areas, including hedge accounting and the amortization of purchase premiums and discounts on securities and loans and on other deferred charges. The interim report also identified numerous control weaknesses relating to, among other matters, our processes for estimating amortization and developing and implementing accounting policies. The control weaknesses identified by the interim report included inadequate segregation of duties, key person dependencies, and a lack of written procedures and supporting documentation.

Following the receipt of OFHEO’s interim report, we requested that the SEC’s Office of the Chief Accountant review our accounting practices relating to hedge accounting and to our amortization of purchase premiums and discounts on securities and loans and on other deferred charges. On December 15, 2004, the SEC’s Office of the Chief Accountant announced that it had advised us to (1) restate our financial statements filed with the SEC to eliminate the use of hedge accounting, and (2) evaluate our accounting for the amortization of premiums and discounts, and restate our financial statements filed with the SEC if the amounts required for correction were material. The SEC’s Office of the Chief Accountant also advised us to reevaluate the GAAP and non-GAAP information that we previously provided to investors, particularly in view of the decision that hedge accounting was not appropriate.

Announcement of Restatement and Non-reliance on Previous Financial Statements.  On December 16, 2004, we announced that we would comply fully with the determination of the SEC’s Office of the Chief Accountant. On December 17, 2004, the Audit Committee of our Board of Directors concluded that our previously filed interim and audited consolidated financial statements for the periods from January 2001 through the second quarter of 2004 should no longer be relied upon because these financial statements were prepared applying accounting practices that did not comply with GAAP.

Replacement of Independent Registered Public Accounting Firm.  On December 21, 2004, the Audit Committee of the Board of Directors dismissed the firm of KPMG LLP as our independent registered public accounting firm and, effective January 28, 2005, engaged Deloitte & Touche LLP as our independent registered public accounting firm.

Changes to Senior Management.  On December 21, 2004, our Board of Directors appointed Stephen B. Ashley to serve as non-executive Chairman of the Board, and appointed Daniel H. Mudd as interim Chief Executive Officer and Robert J. Levin as interim Chief Financial Officer to replace Franklin D. Raines as Chairman of the Board of Directors and Chief Executive Officer, and Timothy Howard as Chief Financial Officer. In addition to our Chief Financial Officer, all of our other senior financial officers, including the previous Controller and previous Chief Audit Executive, were replaced following the discovery and announcement of the accounting errors discussed above. The Board of Directors subsequently appointed Daniel H. Mudd as Chief Executive Officer and Robert T. Blakely as Chief Financial Officer. The Board appointed Daniel H. Mudd as CEO following the completion of an executive search effort overseen by a subcommittee of the Board comprised of independent Board members and utilizing the services of an executive search firm.

Restatement of Prior Consolidated Financial Statements.  Our restatement process began in December 2004. Due to the significant complexities associated with our restatement and the lack of effective internal control over financial reporting, the restatement process has required an extensive effort by thousands of financial and accounting professionals, including both employees and external consultants. The restatement process has included thoroughly and comprehensively reviewing our accounting policies and practices to ensure compliance with GAAP; implementing revised accounting policies; obtaining and/or validating market values for our various financial instruments at multiple points in time over the restatement period; and enhancing or developing new systems to track, value and account for our transactions. Beyond the initial errors identified by our regulators, we also identified additional errors in our accounting and a substantial number of material weaknesses in our internal control over financial reporting, including a material weakness relating to our application of GAAP. See “Item 9A—Controls and Procedures” for a description of these material weaknesses, as well as our remediation activities relating to these material weaknesses.

We have restated our previously reported audited consolidated financial statements for the years ended December 31, 2003 and 2002, as well as our unaudited consolidated financial statements for the quarters ended March 31, 2004 and June 30, 2004. We have also restated our previously reported December 31, 2001 balance sheet to reflect corrected items that relate to prior periods. As described in more detail below, the cumulative impact of the restatement adjustments resulted in:

•	a net decrease in retained earnings of $6.3 billion as of June 30, 2004;

•	a net increase in stockholders’ equity of $4.1 billion as of June 30, 2004; and

•	a net decrease in regulatory core capital of $7.5 billion as of December 31, 2003.

Stockholders’ equity increased despite a decrease in retained earnings. This was because AOCI restatement adjustments were significantly higher than retained earnings restatement adjustments. Our restatement adjustments resulted in an increase in AOCI of $10.4 billion, a decrease in retained earnings of $6.3 billion and an increase of $91 million in other equity changes as of June 30, 2004. The most significant causes of the $10.4 billion AOCI adjustments were the reversal of previously recorded derivative cash flow hedge adjustments and the recognition of fair value adjustments on available-for-sale securities that were previously classified as held-to-maturity securities and recorded at amortized cost. The most significant cause of the $6.3 billion retained earnings adjustments was the recognition in income of fair value adjustments associated with derivatives due to the loss of hedge accounting.

Overall Impact

The overall impact of our restatement was a total reduction in retained earnings of $6.3 billion through June 30, 2004. This amount includes:

•	a $7.0 billion net decrease in earnings for periods prior to January 1, 2002 (as reflected in beginning retained earnings as of January 1, 2002);

•	a $705 million net decrease in earnings for the year ended December 31, 2002;

•	a $176 million net increase in earnings for the year ended December 31, 2003; and

•	a $1.2 billion net increase in earnings for the six months ended June 30, 2004.

We previously estimated that errors in accounting for derivative instruments, including mortgage commitments, would result in a total of $10.8 billion in after-tax cumulative losses through December 31, 2004. In a subsequent 12b-25 filing in August 2006, we confirmed our estimate of after-tax cumulative losses on derivatives of $8.4 billion, but disclosed that our previous estimate of $2.4 billion in after-tax cumulative losses on mortgage commitments would be significantly less. We did not provide estimates of the effects on net income or retained earnings of any other accounting errors, nor did we provide any estimates of the effects of our restatement on total assets, total liabilities or stockholders’ equity. As reflected in the results we are reporting in this Annual Report on Form 10-K, our retained earnings as of December 31, 2004 includes after-tax cumulative losses on derivatives of $8.4 billion and after-tax cumulative net gains on derivative mortgage commitments of $535 million, net of related amortization, for a total after-tax cumulative impact as of

December 31, 2004 of approximately $7.9 billion related to these two restatement items. As a result of the restatement and our recognition of the $8.4 billion in the periods the losses were incurred, we will not amortize the $8.4 billion through earnings in future periods. Under our prior accounting, we would have amortized through earnings amounts related to closed derivatives positions while open derivatives positions would continue to have changes in fair value deferred and recognized in AOCI according to the hedge accounting guidelines. Of the $8.4 billion recognized from restating our derivatives accounting, $8.0 billion of closed derivatives positions would have amortized through earnings, with approximately $3.6 billion of that amount amortizing during the period from 2005 through 2009, and the remaining $4.4 billion amortizing from 2010 through 2038. With respect to commitments, the after-tax cumulative net gains on derivative mortgage commitments of $535 million, net of related amortization, will be recognized in future periods as a reduction to our earnings.

Except to the extent otherwise specified, all information presented in the consolidated financial statements includes all such restatements and adjustments.

Summary of Restatement Adjustments

The cumulative restatement period extended through June 30, 2004, which is the last period for which we filed a periodic report with the SEC. We have classified our restatement adjustments into the seven primary categories as set forth in the table below. These categories involve subjective judgments by management regarding classification of amounts and particular accounting errors that may fall within more than one category. While such classifications are not required under GAAP, management believes these classifications may assist investors in understanding the nature and impact of the corrections made in completing the restatement.

Table 1:  Cumulative Impact of Restatement

	Restatement Adjustments for:
				Cumulative
	Periods			Adjustments	Six Months	Cumulative
	Prior to	Year Ended	Year Ended	as of	Ended	Adjustments as
	January 1,	December 31,	December 31,	December 31,	June 30,	of June 30,
	2002	2002	2003	2003	2004	2004
	(Dollars in millions)

Retained earnings, as previously reported	$26,175	$29,385	$35,496			$37,414
Restatement adjustments for:
Debt and derivatives	(10,622)	(5,877)	4,356	$(12,143)	$3,036	(9,107)
Commitments	413	5,387	(1,826)	3,974	(546)	3,428
Investments in securities	(660)	(715)	(332)	(1,707)	(142)	(1,849)
MBS trust consolidation and sale accounting	119	(59)	(226)	(166)	(185)	(351)
Financial guaranties and master servicing	(206)	178	175	147	(143)	4
Amortization of cost basis adjustments	154	135	(1,348)	(1,059)	(70)	(1,129)
Other adjustments	296	(343)	(926)	(973)	(320)	(1,293)

Total impact of restatement adjustments before federal income taxes, extraordinary gains (losses) and cumulative effect of change in accounting principle	(10,506)	(1,294)	(127)	(11,927)	1,630	(10,297)
(Benefit) provision for federal income taxes	(3,465)	(589)	(259)	(4,313)	397	(3,916)
Extraordinary gains (losses), net of tax effect	—	—	195	195	7	202
Cumulative effect of a change in accounting principle, net of tax effect	—	—	(151)	(151)	—	(151)

Impact of current period restatement adjustments, except where cumulative	(7,041)	(705)	176	$(7,570)	$1,240	(6,330)

Impact of prior period restatement and other stockholders’ equity adjustments(1)		(7,042)	(7,749)			(5)

Retained earnings, as restated	$19,134	$21,638	$27,923			$31,079

(1)	Includes the impact of stock-based compensation dividend adjustments.

See the “Financial Statement Impact” section below for further details on the impact of the restatement adjustments in the consolidated financial statements for the restatement periods.

Debt and Derivatives

We identified five errors associated with our debt and derivatives. The most significant error was that we incorrectly designated derivatives as cash flow or fair value hedges for accounting and reporting purposes. For derivatives designated as cash flow hedges, this error resulted in the recognition of changes in the fair value of these derivatives in AOCI in the consolidated balance sheets instead of in the consolidated statements of income. For derivatives designated as fair value hedges, this error resulted in the recognition of changes in the fair value of the hedged items as fair value adjustments in the consolidated balance sheets and as gain or loss in the consolidated statements of income. In conjunction with the review of these transactions, we identified the following additional errors associated with our debt and derivatives: we incorrectly excluded foreign exchange derivatives from netting adjustments for transactions executed with the same counterparty; we did not record a small number of financial instruments as derivatives; we incorrectly valued certain option-based and foreign exchange derivatives; and we incorrectly calculated interest expense by using inappropriate estimates in our amortization of debt cost basis adjustments.

The restatement adjustments associated with these errors resulted in a cumulative pre-tax reduction in retained earnings of $12.1 billion as of December 31, 2003. This pre-tax loss, in combination with an incremental loss reflected in the 2004 consolidated financial statements of $729 million, resulted in a cumulative reduction in pre-tax net income of $12.9 billion, or $8.4 billion after tax, as of December 31, 2004. These restatement adjustments also resulted in a reduction in total assets of $5.0 billion as of December 31, 2003, primarily from a reduction in “Deferred tax assets” as a result of no longer applying hedge accounting and deferring losses. Additionally, we decreased total liabilities by $9.1 billion as of December 31, 2003, primarily from no longer recording debt at fair value due to the loss of hedge accounting as well as correcting the amortization of debt cost basis adjustments. The effect from the change in debt cost basis adjustments, in turn, had the effect of increasing the amount of “Debt extinguishment losses, net” recognized in the consolidated statements of income. Each of the errors that resulted in these adjustments is described below.

We incorrectly classified derivatives as cash flow or fair value hedges for accounting and reporting purposes, even though they did not qualify for hedge accounting treatment pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). The primary reasons for the loss of hedge accounting treatment were the improper use of the “shortcut” method as defined by SFAS 133 and inadequate assessments of hedge effectiveness and ineffectiveness measurement, both at hedge inception and at each reporting period thereafter. In other instances, hedging relationships were not properly documented at the inception of the hedge. Under cash flow hedge accounting, we initially recorded unrealized gains or losses on derivatives in AOCI in the consolidated balance sheets to be recognized into income in subsequent periods. Under fair value hedge accounting, we recorded unrealized gains or losses on derivatives in the consolidated statements of income offset by unrealized gains or losses on the asset or liability being hedged. The impact of correcting errors on derivatives that were previously classified as cash flow hedges resulted in the reversal of all previously recorded fair value adjustments in AOCI and the recognition of these fair value adjustments in “Derivatives fair value losses, net” in the consolidated statements of income. The impact of correcting errors on derivatives that were previously classified as fair value hedges resulted in the reversal of previously recorded fair value adjustments recorded on the hedged items. As the majority of these derivatives were designated as hedges against debt, the reversal of fair value adjustments resulted in a reduction of “Short-term debt” and “Long-term debt” in the consolidated balance sheets and changes in “Interest expense” in the consolidated statements of income. This error impacted all previously reported results and varied substantially from period to period based on the portfolio size and prevailing interest rates.

We incorrectly excluded foreign exchange derivatives from netting adjustments for transactions executed with the same counterparty where we had the legal right and intent to offset pursuant to Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 39, Offsetting of Amounts Related to Certain Contracts (an interpretation of APB Opinion No. 10 and FASB Statement No. 105). As a result, the amounts of derivative assets and liabilities in the consolidated balance sheets were misstated. The impact of correcting this error changed the reported amount of derivative assets and liabilities in the consolidated balance sheets.

We did not record a small number of financial instruments that met the definition of a derivative pursuant to SFAS 133, which resulted in a misstatement of derivative assets and liabilities at fair value in the consolidated balance sheets. The correction of this error resulted in the recognition of derivative assets and liabilities at fair value with subsequent changes in the fair value of these derivatives recognized in the consolidated statements of income.

We incorrectly valued certain option-based and foreign exchange derivatives. We incorrectly valued certain option-based derivatives by using inaccurate volatility measures, which resulted in incorrect fair value adjustments to the previously reported consolidated financial statements. To correct this error, we revalued option-based derivatives with new volatility measures supported by market analysis and revalued foreign exchange derivatives. We also incorrectly recorded fair value adjustments on foreign exchange derivatives previously accounted for as fair value hedges. We recorded adjustments on these derivatives equal to foreign currency translation adjustments of our foreign denominated debt. These foreign exchange derivatives should have been independently recorded at fair value. The impact of correcting this error resulted in changes in the fair value gain or loss associated with these derivatives, which was recognized in the consolidated statements of income.

We incorrectly calculated interest expense by using inappropriate estimates in our amortization of debt cost basis adjustments. We amortized discounts, premiums and other deferred price adjustments by amortizing these amounts through the expected call date of the borrowings as opposed to amortizing these amounts through the contractual maturity date of the borrowings. Additionally, we utilized a convention in the calculation that was based on the average number of days of interest in a month regardless of the days contractually agreed upon. We corrected these errors by recalculating amortization of these costs through the contractual maturity date of the respective borrowings and using the contractual number of days in the month. The correction of these errors resulted in changes in the recognition of “Interest expense” and “Debt extinguishment losses, net” in the consolidated statements of income.

For the six-month period ended June 30, 2004, we recorded a pre-tax increase in net income of $3.0 billion related to the accounting errors described above. In combination with the effect of these errors through December 31, 2003 discussed above, the cumulative impact of the restatement of these errors on our consolidated financial statements was to decrease retained earnings by $9.1 billion as of June 30, 2004. The increase in net income in the six-month period ended June 30, 2004 was primarily the result of the loss of hedge accounting, as the remaining errors described above had minimal impact on restated results for the six-month period.

Commitments

We identified five errors associated with mortgage loan and security commitments. The most significant errors were that we did not record certain mortgage loan and security commitments as derivatives under SFAS 133 and we incorrectly classified mortgage loan and security commitments as cash flow hedges, which resulted in changes in fair value not being reflected in earnings. We also incorrectly interpreted SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”), and therefore we incorrectly recorded a transition adjustment in 2003. In conjunction with the review of these transactions, we identified the following additional errors associated with mortgage loan and security commitments: we did not record certain security commitments as securities and we incorrectly valued mortgage loan and security commitments.

The restatement adjustments associated with these errors resulted in a cumulative pre-tax increase in retained earnings of $4.0 billion as of December 31, 2003. This pre-tax increase, combined with a commitments-related gain of $135 million reflected in the 2004 consolidated financial statements, resulted in a cumulative pre-tax increase in retained earnings of $4.1 billion as of December 31, 2004. The net impact on retained earnings, including tax effects and the $185 million after-tax charge to “Cumulative effect of change in accounting principle” as described below, was $2.5 billion as of December 31, 2004. After considering the increased amortization recognized in restatement attributable to the commitments adjustment, the total net impact of these commitment adjustments was an increase in retained earnings of $535 million, net of tax, as of December 31, 2004. Each of the errors that resulted in these adjustments is described below.

Prior to July 1, 2003, we did not record as derivatives mortgage loan and security commitments that were derivatives pursuant to SFAS 133, which resulted in a misstatement of our derivative assets and liabilities in the consolidated balance sheets. The impact of correcting this error resulted in the recognition of these commitments as derivatives at fair value in the consolidated balance sheets, with changes in the fair value of these commitments recorded in the consolidated statements of income. This error impacted previously reported results and varied substantially from period to period based on volume, prevailing interest rates and the market price of the underlying collateral. The correction of this error also resulted in recording cost basis adjustments to the acquired assets for the value of these derivatives as of their settlement date. These cost basis adjustments are amortized into interest income over the life of the acquired assets. The impact of this amortization is reflected in the “Amortization of Cost Basis Adjustments” section below.

We incorrectly classified mortgage loan and security commitments as cash flow hedges. The primary reasons we did not qualify for hedge accounting treatment were the lack of assessment of the effectiveness of the hedging relationship and the failure to adequately identify and document the forecasted transactions. As discussed above, under cash flow hedge accounting, we deferred unrealized gains or losses on derivatives in AOCI in the consolidated balance sheets. The impact of correcting this error resulted in the recognition of derivatives at fair value in the consolidated balance sheets, with changes in the fair value of these derivatives recognized in the consolidated statements of income. This error impacted previously reported results and varied substantially from period to period based on volume, prevailing interest rates and the market price of the underlying collateral.

As part of the adoption of SFAS 149 in 2003, we incorrectly recorded a SFAS 149 transition adjustment that was not required because the commitments for which the transition adjustment was recorded should previously have been accounted for as derivatives under SFAS 133 or as securities under Emerging Issues Task Force (“EITF”) Issue No. 96-11, Accounting for Forward Contracts and Purchased Options to Acquire Securities Covered by FASB Statement No. 115 (“EITF 96-11”). We also incorrectly recorded as derivatives certain multifamily mortgage loan commitments that did not qualify as derivatives. The transition adjustment originally recorded was an after-tax charge of $185 million in the consolidated statement of income for the year ended December 31, 2003 as a “Cumulative effect of change in accounting principle.” The impact of correcting these errors resulted in the removal of the fair value adjustments related to multifamily loan commitments and the reversal of the entire transition adjustment in the consolidated statement of income for the year ended December 31, 2003.

Prior to July 1, 2003, the effective date of SFAS 149, we did not account for certain qualifying security purchase commitments in the consolidated balance sheets pursuant to EITF 96-11, which resulted in a misstatement of “Investments in securities” and AOCI in the consolidated balance sheets and related “Investment losses, net” in the consolidated statements of income associated with these commitments. The impact of correcting this error resulted in the recognition of these commitments as either “trading” or “available-for-sale” (“AFS”) securities, and the recognition of changes in the fair value of the securities in “Investment losses, net” in the consolidated statements of income for trading securities or in AOCI in the consolidated balance sheets for AFS securities.

We incorrectly valued mortgage loan and security commitments that we recorded as derivatives by utilizing inconsistent or inaccurate pricing. We corrected this error by revaluing mortgage loan and security commitment derivatives. The impact of correcting this error resulted in changes in unrealized gains or losses associated with these commitments in the consolidated statements of income and corresponding changes in derivatives at fair value in the consolidated balance sheets.

For the six-month period ended June 30, 2004, we recorded a pre-tax decrease in net income of $546 million related to the accounting errors described above. In combination with the effect of these errors through December 31, 2003 discussed above, the cumulative impact of the restatement of these errors on our consolidated financial statements was to increase retained earnings by $3.4 billion as of June 30, 2004. The decrease in net income in the six-month period ended June 30, 2004 was primarily the result of the loss of hedge accounting, as the remaining errors described above had minimal impact on restated results for the six-month period.

Investments in Securities

We identified the accounting errors described below related to our investments in securities that resulted in a cumulative pre-tax reduction in retained earnings of $1.7 billion as of December 31, 2003.

Classification and Valuation of Securities

We identified three errors associated with the classification and valuation of securities. The most significant error was that we incorrectly classified securities at acquisition as “held-to-maturity” (“HTM”) that we did not intend to hold to maturity, which resulted in not recognizing changes in the fair value of these securities in AOCI or earnings. As a result of our review of acquired securities, we derecognized all previously recorded HTM securities recorded at amortized cost and recognized at fair value $419.5 billion and $69.5 billion of

AFS and trading securities, respectively, in 2003. Our holding of investments in trading securities is a significant change from our previously reported consolidated financial statements, as the majority of our investments in securities were historically classified as HTM. As a part of our review of these transactions, we identified the following additional errors: we incorrectly valued securities and we incorrectly classified certain dollar roll repurchase transactions as short-term borrowings instead of purchases and sales of securities.

The restatement adjustments associated with these errors resulted in a cumulative pre-tax decrease in retained earnings of $186 million as of December 31, 2003. These restatement adjustments also resulted in an increase of $2.4 billion in total assets and $37 million in total liabilities as of December 31, 2003. Each of the errors that resulted in these adjustments is described below.

We incorrectly classified securities as HTM pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). SFAS 115 requires that securities be classified based on management’s investment intent on the date of acquisition and that securities originally designated as HTM can only be reclassified if specified criteria are met. Previously, we selected HTM as a default designation on the date we acquired the security. Subsequently, we would select classification as either HTM or AFS at the end of the month in which the security was acquired. The effect of this error was that securities were incorrectly reclassified from HTM to AFS and the reclassification did not meet the criteria of SFAS 115 for such reclassification. The impact of correcting this error resulted in the classification of all securities previously classified as HTM securities as either AFS or trading securities, with changes in the fair value of securities classified as AFS recorded in AOCI and changes in the fair value of securities classified as trading recognized in “Investment losses, net” in the consolidated statements of income. We discontinued the use of the HTM designation during the restatement period. In our restatement process, we corrected this error using information contained within the historical trade system to determine the original investment intent for each security and the appropriate classification. Fair value adjustments related to “Investments in securities” resulted in an increase in AOCI of $2.3 billion for AFS securities as of December 31, 2003 in the consolidated balance sheet and a decrease of $100 million for trading securities for the year ended December 31, 2003 in “Investment losses, net” in the consolidated statement of income.

We had valuation errors associated with securities. We incorrectly recorded the cost basis for certain securities in connection with implementing a new settlement system in 2002. We also incorrectly accounted for certain securities on a settlement date basis rather than a trade date basis pursuant to Statement of Position (“SOP”) No. 01-6, Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others. In addition, we incorrectly valued our previously reported AFS securities. To correct these errors, we revalued securities and corrected the cost basis of the impacted securities. The impact of correcting these errors resulted in a change in the realized and unrealized gains or losses associated with these securities as well as amortization of the cost basis adjustments in “Interest income” in the consolidated statements of income. The impact of the amortization of the revised cost basis adjustments is reflected in the “Amortization of Cost Basis Adjustments” section below.

We enter into agreements referred to as “dollar roll repurchase transactions,” where we transfer MBS in exchange for funds and agree to repurchase substantially the same securities at a future date. We incorrectly classified some dollar roll repurchase transactions as secured borrowings as these repurchase transactions did not qualify for secured borrowing treatment under SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 125”) and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125) (“SFAS 140”). For transactions that did not qualify for secured borrowing treatment, the impact of correcting the errors resulted in the reversal of “Short-term debt” in the consolidated balance sheets and the recognition of a sale or purchase of a security for each transaction, resulting in the recognition of gains and losses in “Investment losses, net” in the consolidated statements of income.

Impairment of Securities

We identified the following errors associated with the impairment of securities: we did not assess certain types of securities for impairment and we did not assess interest-only securities and lower credit quality investments for impairment.

The restatement adjustments associated with these errors resulted in a cumulative pre-tax decrease in retained earnings of $1.5 billion and a decrease in total assets of $1.2 billion as of December 31, 2003. Additionally, for the six-month period ended June 30, 2004, we recorded a pre-tax increase in net income of $233 million, resulting from the reversal of historical impairment charges that were recorded in 2003 in the restated financial statements. Each of the errors that resulted in these adjustments is described below.

We did not appropriately assess certain securities for impairment due to deteriorated credit quality of the securities’ underlying collateral and, in some cases, deteriorated credit quality of the securities’ issuer during the restatement period. Included in this population of securities were investments in manufactured housing bonds. Additionally, when we recorded impairment, in certain circumstances we did not use contemporaneous market prices where available. To correct these errors, we remeasured securities and assessed them for credit-related impairments. The impact of correcting these errors resulted in a change in the carrying amount of these securities in the consolidated balance sheets and a reduction in net income recorded in “Investment losses, net” in the consolidated statements of income.

We did not assess interest-only securities and lower credit quality investments for impairment pursuant to EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets (“EITF 99-20”). In certain instances, we incorrectly combined interest-only and principal-only certificates issued from securitization trusts for impairment evaluation purposes even though the interest-only certificates could not be, or had not been, legally combined into a single security. To correct this error, we assessed these securities separately for impairment. The impact of correcting this error resulted in a decrease in the carrying amount of these securities in the consolidated balance sheets and a reduction in net income recorded in “Investment losses, net” in the consolidated statements of income.

For the six-month period ended June 30, 2004, we recorded a pre-tax decrease in net income of $142 million related to the accounting errors described above. In combination with the effect of these errors through December 31, 2003 discussed above, the cumulative impact of the restatement of these errors on our consolidated financial statements was to decrease retained earnings by $1.8 billion as of June 30, 2004. The decrease in net income in the six-month period ended June 30, 2004 was primarily the result of reversal of the held-to-maturity classification, as the remaining errors described above had minimal impact on restated results for the six-month period.

MBS Trust Consolidation and Sale Accounting

We identified three errors associated with MBS trust consolidation and sale accounting: we incorrectly recorded asset sales that did not meet sale accounting criteria; we did not consolidate certain MBS trusts that were not considered qualifying special purpose entities (“QSPE”) and for which we were deemed to be the primary beneficiary or sponsor of the trust; and we did not consolidate certain MBS trusts in which we owned 100% of the securities issued by the trust and had the ability to unilaterally cause the trust to liquidate.

The restatement adjustments associated with these errors resulted in a cumulative pre-tax decrease in retained earnings of $166 million as of December 31, 2003. This was the result of the net change in the value of the assets and liabilities that were recognized and derecognized in conjunction with consolidation or sale activity. These restatement adjustments also resulted in an increase of $8.9 billion in total assets and an increase of $8.6 billion in total liabilities as of December 31, 2003. Each of the errors that resulted in these adjustments is described below.

We incorrectly recorded asset sales that did not meet the sale accounting criteria set forth in SFAS 125 and SFAS 140, primarily because the assets were transferred to an MBS trust that did not meet the QSPE criteria. To correct this error, we reviewed our MBS trusts and accounted for the transfers of assets that did not meet the sale accounting criteria as secured borrowings. The impact of correcting this error resulted in the derecognition of retained interest and recourse obligations recorded upon transfer of the assets, the re-recognition of the transferred assets and the recognition of “Short-term debt” or “Long-term debt” in the consolidated balance sheets to the extent of any proceeds received in connection with the transfer of assets.

Correcting this error also resulted in the reversal of any gains or losses related to these failed asset sales recorded in “Investment losses, net” in the consolidated statements of income.

We failed to consolidate MBS trusts that were not considered QSPEs and for which we were deemed to be the primary beneficiary or sponsor of the trust. These entities included those to which we transferred assets in a transaction that initially qualified as a sale and for QSPE status, but where the trust subsequently failed to meet the criteria to be a QSPE, primarily because our ownership interests in the trust exceeded the threshold permitted for a QSPE. Additionally, these entities included those where we were not the transferor of assets to the trust, but where the trust is not considered a QSPE and our investments or guaranty contracts provide us with the majority of the expected losses or residual returns, as defined by FIN No. 46 (revised December 2003), Consolidation of Variable Interest Entities (an interpretation of ARB No. 51) (“FIN 46R”). To correct this error, we consolidated these trusts, then deconsolidated trusts when they no longer required consolidation.

We incorrectly did not consolidate MBS trusts in which we owned or acquired over time 100% of the related securities issued by the trust and had the ability to unilaterally liquidate the trust. To correct this error, we consolidated those MBS trusts in which we had the unilateral ability to liquidate and deconsolidated these trusts when we no longer had the unilateral ability to liquidate.

Correcting these errors related to MBS trust consolidation and sale accounting resulted in a decrease in “Investments in securities” of $154.0 billion, an increase in “Mortgage loans” of $162.8 billion and an increase in debt of $9.9 billion as of December 31, 2003.

In situations where we were required to consolidate an MBS trust, we derecognized the MBS recorded in the consolidated balance sheets as “Investments in securities” and recognized the underlying assets held by the trust, either as mortgage loans or mortgage-related securities. Loans that were consolidated from trusts in which we were the transferor have been classified as held for sale (“HFS”) and are recorded at the lower of cost or market, whereas loans that were consolidated from trusts in which we were not the transferor have been classified as held for investment (“HFI”) and recorded at amortized cost. Mortgage-related securities that were consolidated from trusts have been classified as AFS securities. We also derecognized assets and liabilities associated with our guaranty and master servicing arrangements associated with the consolidated MBS trusts and recognized these amounts as cost basis adjustments to “Mortgage loans” in the consolidated balance sheets, where applicable. The impact of the amortization of this cost basis adjustment is reflected in the “Amortization of Cost Basis Adjustments” section below. For consolidated MBS trusts in which we owned less than 100% of the related securities, we recorded short-term or long-term debt in the consolidated balance sheets for the portion of the security position due to third parties.

Correcting these errors related to MBS trust consolidation and sale accounting also impacted the consolidated statements of income. We recorded an additional loss of $230 million and $26 million in “Investments losses, net” in the consolidated statements of income for the years ended December 31, 2003 and 2002, respectively, primarily due to reversing previously recorded asset sales. As a result of adopting FIN 46R, we consolidated certain MBS trusts created prior to February 1, 2003 and recorded a $34 million gain in “Cumulative effect of change in accounting principle, net of tax effect” in the consolidated statement of income for the year ended December 31, 2003. For MBS trusts created after January 31, 2003 and that were consolidated due to the application of FIN 46R, we recorded a $195 million gain in “Extraordinary gains (losses), net of tax effect” in the consolidated statement of income for the year ended December 31, 2003, reflecting the difference between the fair value of the consolidated assets and liabilities and the carrying amount of our interest in the MBS trust. In addition, we recorded a decrease in “Guaranty fee income” of $247 million and $198 million and an increase in “Interest income” of $594 million and $710 million for the years ended December 31, 2003 and 2002, respectively, as a result of derecognizing our guaranty assets and obligations and recognizing cost basis adjustments to the consolidated mortgage loans and mortgage-related securities.

For the six-month period ended June 30, 2004, we recorded a pre-tax decrease in net income of $185 million related to the accounting errors described above. In combination with the effect of these errors through December 31, 2003 discussed above, the cumulative impact of the restatement of these errors on our consolidated financial statements was to decrease retained earnings by $351 million as of June 30, 2004.

Additionally, two REMIC transactions were specifically identified and questioned by OFHEO regarding our intent for entering into the transactions and the timing of income recognition. Our review concluded that the historical treatment of accounting for these transfers was appropriate and consistently applied.

Financial Guaranties and Master Servicing

We identified the accounting errors described below related to our financial guaranties and master servicing that resulted in a cumulative pre-tax increase in retained earnings of $147 million as of December 31, 2003.

Recognition, Valuation and Amortization of Guaranties and Master Servicing

We identified seven errors associated with the recognition, valuation and amortization of our guaranty and master servicing contracts. The most significant errors were that we incorrectly amortized guaranty fee buy-downs and risk-based pricing adjustments; we incorrectly valued our guaranty assets and guaranty obligations; we incorrectly accounted for buy-ups; we did not record credit enhancements associated with our guaranties as separate assets; and we incorrectly recorded adjustments to guaranty assets and guaranty obligations based on the amount of Fannie Mae MBS held in the consolidated balance sheets. In conjunction with the review of these issues, we identified the following additional errors: we did not record guaranty assets and guaranty obligations associated with our guaranties to MBS trusts in which we were the transferor of the trust’s underlying loans and we did not recognize master servicing assets and related deferred profit, where applicable.

The restatement adjustments associated with these errors resulted in a cumulative pre-tax increase in retained earnings of $2.4 billion as of December 31, 2003. These restatement adjustments also resulted in an increase of $144 million in total assets and a decrease in total liabilities of $1.6 billion as of December 31, 2003. Each of the errors that resulted in these adjustments is described below.

For guaranties entered into before January 1, 2003, the effective date of FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No.  34) (“FIN 45”), we made errors in applying amortization to up-front cash receipts associated with our guaranties, known as buy-downs and risk-based pricing adjustments, pursuant to SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (an amendment of FASB Statements No. 13, 60, and 65 and rescission of FASB Statement No. 17) (“SFAS 91”). The errors in amortization of these items are described in the “Amortization of Cost Basis Adjustments” section below. The impact of correcting these errors resulted in changes in the periodic recognition of “Guaranty fee income” in the consolidated statements of income. For guaranties entered into or modified after the adoption of FIN 45, buy-downs and risk-based pricing adjustments should have been recorded as an additional component of “Guaranty obligations” and amortized in proportion to the reduction to “Guaranty assets.” The impact of correcting this error resulted in changes in the carrying amount of “Other liabilities” and “Guaranty obligations” in the consolidated balance sheets and changes in the periodic recognition of “Guaranty fee income” in the consolidated statements of income.

We had valuation errors associated with our guaranty assets and guaranty obligations. We incorrectly included up-front cash payments associated with our guaranties, known as buy-ups, in the basis of our guaranty assets while also recording these buy-ups as a separate asset included in “Other assets” in the consolidated balance sheets. We recorded guaranty obligations equal to the recorded guaranty assets, including any buy-ups, when we should have independently measured guaranty obligations at fair value based on estimates of expected credit losses and recorded deferred profit associated with these arrangements. The impact of correcting these errors resulted in decreases in “Other assets” and “Guaranty obligations” in the consolidated balance sheets.

We did not correctly account for buy-ups. Historically, we accounted for buy-ups at amortized cost under the retrospective effective interest method pursuant to SFAS 91. However, since the recognition of income on a buy-up is subject to the risk that we may not substantially recover our investment due to prepayments, we should have subsequently measured the fair value of the buy-ups as if they were debt securities pursuant to SFAS 140 and recorded imputed interest as a component of “Guaranty fee income” in the consolidated statements of income under the prospective interest method pursuant to EITF 99-20. The impact of correcting this error resulted in recording buy-ups at fair value as a component of “Other assets” in the consolidated balance sheets with changes in the fair value recorded in AOCI in the consolidated balance sheets.

In some transactions, we receive the benefit of lender-provided credit enhancements, such as lender recourse, in lieu of receiving a higher guaranty fee. Previously, we did not record these credit enhancements as assets in the consolidated balance sheets. The impact of correcting this error resulted in the recognition of credit enhancements as a component of “Other assets,” an offsetting increase to “Guaranty obligations” and subsequent amortization of the credit enhancement as a component of “Other expenses” in the consolidated statements of income.

Historically, when we acquired a Fannie Mae MBS, we reduced the recorded guaranty asset and guaranty obligation by an amount equal to the pro rata portion of Fannie Mae MBS held in the consolidated balance sheets relative to the total amount of gross outstanding Fannie Mae MBS. In addition, we reclassified a pro rata portion of recorded guaranty fee income to interest income in an amount equal to the ratio of the Fannie Mae MBS held in the consolidated balance sheets relative to the total amount of gross outstanding Fannie Mae MBS. Because each Fannie Mae MBS trust to which we have a guaranty obligation, and from which we have the right to receive guaranty fees, is separate from us, we should not have reduced the recorded guaranty asset and guaranty obligation or reclassified guaranty fee income with respect to Fannie Mae MBS held in the consolidated balance sheets unless we had consolidated the related MBS trust. Correcting this error increased “Guaranty assets” and “Guaranty obligations” in the consolidated balance sheets, and resulted in a decrease in “Net interest income” of $948 million and a corresponding increase in “Guaranty fee income” in the consolidated statements of income for the year ended December 31, 2003.

We did not record certain retained interests as guaranty assets and certain recourse obligations as guaranty obligations in connection with the transfer of loans to MBS trusts for which we were the transferor pursuant to SFAS 125 and SFAS 140. To correct this error, we examined all of our guaranty arrangements in these transactions and recorded guaranty assets and guaranty obligations as applicable. The impact of correcting this error resulted in an increase in “Guaranty assets” and “Guaranty obligations” in the consolidated balance sheets with any remaining difference being recorded as a component of “Investment losses, net” in the consolidated statements of income.

We assume an obligation to perform certain limited master servicing activities in connection with securitizations and are compensated for assuming this obligation. We did not previously recognize master servicing assets and related deferred profit associated with our role as master servicer pursuant to SFAS 125 and SFAS 140. To correct this error, we reviewed our trust agreements to determine when we had master servicing responsibilities. The impact of correcting this error generally resulted in the recognition of master servicing assets as a component of “Other assets” and the recognition of a corresponding amount of deferred profit as a component of “Other liabilities,” with subsequent amortization and impairment recorded to “Fee and other income” in the consolidated statements of income.

Impairment of Guaranty Assets and Buy-ups

We identified the following errors associated with the impairment of guaranties: we did not assess guaranty assets or buy-ups for impairment in accordance with EITF 99-20 and SFAS 115, as appropriate.

The restatement adjustments related to impairments resulted in a cumulative pre-tax decrease in retained earnings of $2.3 billion and a decrease of $1.8 billion in total assets as of December 31, 2003. Each of the errors that resulted in these adjustments is described below.

We did not assess guaranty assets for impairment. As a result, guaranty assets were overstated in previously issued financial statements. The impact of correcting this error resulted in a reduction to “Guaranty assets” with a proportional reduction to “Guaranty obligations” in the consolidated balance sheets. The impairment of the guaranty asset was fully offset by amortization of the guaranty obligation. While the impairment of the guaranty asset is categorized in this section, the proportionate reduction of the guaranty obligation is categorized in the “Recognition, Valuation and Amortization of Guaranties and Master Servicing” section above.

We did not assess buy-ups for impairment. As a result, “Other assets” and “Guaranty fee income” were overstated in previously issued financial statements. The impact of correcting this error resulted in a decrease in “Other assets” in the consolidated balance sheets and a decrease in “Guaranty fee income” in the consolidated statements of income.

For the six-month period ended June 30, 2004, we recorded a pre-tax decrease in net income of $143 million related to the accounting errors described above. In combination with the effect of these errors through December 31, 2003 discussed above, the cumulative impact of the restatement of these errors on our consolidated financial statements was to increase retained earnings by $4 million as of June 30, 2004. The decrease in net income in the six-month period ended June 30, 2004 was primarily the result of the amortization of “Guaranty obligations.”

Amortization of Cost Basis Adjustments

We identified multiple errors in amortization of mortgage loan and securities premiums, discounts and other cost basis adjustments. The most significant errors were that we applied incorrect prepayment speeds to cost basis adjustments; we aggregated dissimilar assets in computing amortization; and we incorrectly recorded cumulative amortization adjustments. Additionally, the correction of cost basis adjustments in other error categories, primarily settled mortgage loan and security commitments, resulted in the recognition of additional amortization. The errors that led to these corrected cost basis adjustments are described in the “Commitments,” “Investments in Securities” and “MBS Trust Consolidation and Sale Accounting” sections above.

The restatement adjustments relating to these amortization errors resulted in a cumulative pre-tax decrease in retained earnings of $1.1 billion as of December 31, 2003. Each of the errors that resulted in these adjustments is described below.

SFAS 91 requires the recognition of cost basis adjustments as an adjustment to interest income over the life of a loan or security by using the interest method and applying a constant effective yield (“level yield”). In calculating a level yield, we calculate amortization factors, based on prepayment and interest rate assumptions. Our method for estimating prepayment rates applied incorrect assumptions to certain assets.

In addition, we incorrectly aggregated dissimilar assets in computing amortization. Our amortization calculation aggregated loans with a wide range of coupon rates, which in some cases led to amortization results that did not produce an appropriate level yield over the life of the loans. To correct this error, we recalculated amortization of loans and securities factoring in prepayment and interest rate assumptions that were applied to the appropriate asset types. The impact of correcting these errors resulted in changes in the periodic recognition of interest income in the consolidated statements of income.

The manner in which we calculated and recorded the cumulative “catch-up” adjustment was inconsistent with the provisions of SFAS 91. The impact of correcting this error resulted in changes in the periodic recognition of interest income in the consolidated statements of income.

For the six-month period ended June 30, 2004, we recorded a pre-tax decrease in net income of $70 million related to the accounting errors described above. In combination with the effect of these errors through December 31, 2003 discussed above, the cumulative impact of the restatement of these errors on our consolidated financial statements was to decrease retained earnings by $1.1 billion as of June 30, 2004.

Other Adjustments

In addition to the previously noted errors, we identified and recorded other restatement adjustments related to accounting, presentation, classification and other errors that did not fall within the six categories described above.

The accumulation of the other restatement adjustments listed below resulted in a cumulative pre-tax decrease in retained earnings of $973 million as of December 31, 2003. The other restatement adjustments resulted in an increase of $5.0 billion in total assets and an increase of $5.2 billion in total liabilities as of December 31, 2003.

The following categories summarize the most significant other adjustments recorded as part of the restatement:

•	Accounting for partnership investments. We incorrectly accounted for a portion of our LIHTC and other partnership investments using the effective yield method instead of using the equity method of accounting. The correction of this error resulted in changes in the carrying amount of these investments in the consolidated balance sheets, the recognition of our obligations to fund the partnerships, and changes in the income recognition on these investments in the consolidated statements of income. Additionally, we failed to consolidate a portion of the LIHTC and other partnership investments in which we were deemed to be the primary beneficiary pursuant to FIN 46R, which resulted in the reversal of any previously recorded investment and recognition of the underlying assets and liabilities of the entity in the consolidated balance sheets and, at the same time, we incorrectly consolidated some partnership investments which had the reverse effect. We also made errors in the capitalization of interest expense, measurement of impairment and the recognition of our obligations to fund our partnership investments. The correction of these errors resulted in changes in the amount of interest expense and impairment recognized in the consolidated statements of income. Lastly, we made errors in the computation of net operating losses and tax credits allocated to us from these partnerships. The correction of these errors resulted in changes in “Deferred tax assets” in the consolidated balance sheets and changes in the “Provision for federal income taxes” in the consolidated statements of income. These restatement adjustments resulted in a cumulative pre-tax decrease in retained earnings of $603 million, an increase of $791 million in total assets and an increase of $878 million in total liabilities as of December 31, 2003. In addition to the tax provision recorded for the partnership investments restatement adjustments, we also recorded a decrease in federal income tax expense of $138 million for the year ended December 31, 2003 due to changes in the recognition and classification of related tax credits and net operating losses.

•	Classification of loans held for sale. We incorrectly classified loans held for securitization at a future date as HFI loans rather than HFS loans pursuant to SFAS No. 65, Accounting for Certain Mortgage Banking Activities. Accordingly, we did not record LOCOM adjustments on these loans. To correct this error, we recorded an adjustment to reclassify such loans from HFI to HFS and recorded an associated LOCOM adjustment. These restatement adjustments resulted in a cumulative pre-tax decrease in retained earnings of $386 million as of December 31, 2003.

•	Provision for credit losses. We incorrectly recorded the “Provision for credit losses” due to errors associated with the “Allowance for loan losses,” “Reserve for guaranty losses,” as well as REO and troubled debt restructurings (“TDRs”’).

—	We made errors in developing our estimates of the “Allowance for loan losses” and the “Reserve for guaranty losses,” which resulted in an understatement of the provision for credit losses. These errors were primarily related to the use of inappropriate data in the calculation of the allowance and reserve, such as incorrect loan populations, inaccurate default statistics and inaccurate loss severity in the event that loans default. We also made judgmental adjustments to the calculated allowance without adequate support and incorrectly included an estimate of credit enhancement collections in the estimate of the “Allowance for loan losses.” Estimates of recoveries from credit enhancements that were not entered into contemporaneously or in contemplation of a guaranty or loan purchase should not have been included in the overall estimate of the allowance or the reserve. As a result of misclassifying certain loans as HFI, we incorrectly recorded an “Allowance for loan losses” on these loans. Finally, we did not properly allocate the reserve between the “Allowance for loan losses” and the “Reserve for guaranty losses.” To correct these errors, we recalculated the allowance and reserve with updated information and supportable data, reviewed and documented any judgmental adjustments and appropriately applied estimates of recoveries from credit enhancements to the loan population.

—	We made errors in calculating loan charge-off amounts. These errors were related to REO and foreclosed property expense, including making inappropriate determinations of the initial cost basis of REO assets at foreclosure, as well as not expensing costs related to foreclosure activities in the proper periods. To correct these errors, we reviewed REO and foreclosed property expense to determine and record the appropriate cost basis and timing of charge-offs and expense recognition. We also incorrectly recognized insurance proceeds in excess of estimated charge-off at foreclosure and fair value gains above the recorded investment of REO properties as recoveries to the allowance and the reserve. To correct this error, we recalculated the allowance and reserve.

—	We historically did not recognize modifications that granted concessions to borrowers as TDRs pursuant to SFAS No. 114, Accounting by Creditors for Impairment of a Loan (an amendment of FASB Statement No. 5 and 15) (“SFAS 114”). To correct this error, we recognized these modifications as TDRs and recorded an adjustment to the “Allowance for loan losses” and the “Provision for credit losses” in the consolidated balance sheets and consolidated statements of income, respectively.

The restatement adjustments associated with these errors resulted in a pre-tax increase in the provision for credit losses of $273 million for the year ended December 31, 2003; however, the cumulative impact on retained earnings was a decrease of $87 million as of December 31, 2003.

•	Early funding. We offer early funding options to lenders that allow them to receive cash payments for mortgage loans that will be securitized into Fannie Mae MBS at a future date. A corresponding forward commitment to sell the security that will be backed by the mortgage loans is required to be delivered with the mortgage loans and is executed on the settlement date of the commitment. We incorrectly recorded these transactions as HFS loans prior to the actual creation of the Fannie Mae MBS when we were the intended purchaser of the MBS. The impact of correcting this error was to remove any previous HFS loans from these transactions and record the transactions as “Advances to lenders,” carried at amortized cost, in the consolidated balance sheets, resulting in a decrease of $4.7 billion in “Mortgage loans” with a corresponding increase in “Advances to lenders” as of December 31, 2003.

•	Collateral associated with derivatives contracts. We did not record cash collateral we received associated with some derivatives contracts. The impact of correcting this error was to record additional “Cash and cash equivalents” of $2.3 billion and “Restricted cash” of $1.1 billion, and a corresponding liability to our derivative counterparties in “Other liabilities” of $3.4 billion, as of December 31, 2003.

The following items, while restatement errors, were not individually significant to the consolidated financial statements for the restatement period:

•	Accounting for reverse mortgages. We made errors in accounting for reverse mortgages. When computing interest income on reverse mortgages we did not use the expected life of the borrower and house price expectations in the interest income calculations and did not apply the retrospective level yield method. To correct this error, we recalculated interest income for these mortgages and recorded the change in “Interest income” in the consolidated statements of income. We also incorrectly recorded loan loss reserves on these mortgages. To correct this error, we adjusted the “Allowance for loan losses” and the “Provision for credit losses” in the consolidated balance sheets and consolidated statements of income, respectively.

•	Accrued interest on delinquent loans. We incorrectly included a recovery rate, which was based on historic trends of loans that subsequently changed to current payment status, in calculating accrued interest on delinquent loans. The effect of this error was to record interest income on loans that should have been on nonaccrual status. The correction of this error resulted in the reversal of interest income recorded in the periods when loans should have been on nonaccrual status.

•	Amortization of prepaid mortgage insurance. We amortized prepaid mortgage insurance over a period that is not representative of the period in which we received the benefits of the mortgage insurance. To correct this error, we recalculated amortization of this mortgage insurance and recorded the difference in “Other expenses” in the consolidated statements of income.

•	Computation of interest income. We incorrectly calculated interest income on certain investments. The calculations utilized a convention that was based on the average number of days of interest in a month regardless of the actual number of days in the month. We corrected the calculation of interest using the actual number of days in the month and adjusted the timing of interest income recognition.

•	Mortgage insurance contract. We entered into a mortgage insurance contract that did not transfer sufficient underlying risk of economic loss to the insurer and therefore did not qualify as mortgage insurance for accounting purposes. We incorrectly amortized the premiums paid as an expense. To correct this error, we recorded premiums paid on the policy as a deposit, reducing such deposit as recoveries from the policy were received.

•	Stock-based compensation. We made errors in the computation and classification of stock-based compensation, including the misclassification of some awards as non-compensatory when they were compensatory. The impact of correcting these errors resulted in the recognition of additional “Salaries and employee benefits expense” in the consolidated statements of income, a decrease in “Other liabilities” and an increase in “Additional paid-in capital” in the consolidated balance sheets. None of these errors related to awards that were not properly authorized and priced.

In addition to the specified errors listed and described above, we recognized other restatement adjustments related to our revised accounting policies and practices. These adjustments, both individually and in the aggregate, did not have a significant impact on the consolidated financial statements.

As a result of our restatement adjustments, our effective tax rate decreased from the previously reported 26% to 24% for the year ended December 31, 2003 and from the previously reported 24% to 18% for the year ended December 31, 2002. These decreases resulted from errors in our tax provision primarily relating to the recognition of higher levels of tax credits from our investment in affordable housing projects and changes to deferred tax balances. As a result, the change in the provision for federal taxes as a percentage of the change in pre-tax income was higher than the statutory federal rate or our effective tax rate. See “Notes to Consolidated Financial Statements—Note 11, Income Taxes” for our restated tax rate reconciliation. In addition, the tax effects were applied to each of the categories identified above to display each error category net of tax and with the earnings per share impact.

For the six-month period ended June 30, 2004, we recorded a pre-tax decrease in net income of $320 million related to the accounting errors described above. In combination with the effect of these errors through December 31, 2003 discussed above, the cumulative impact of the restatement of these errors on our consolidated financial statements was to decrease retained earnings by $1.3 billion as of June 30, 2004. The decrease in net income in the six-month period ended June 30, 2004 was primarily the result of accounting for partnership investments, classification of loans held for sale and the provision for credit losses.

In addition to the consolidated financial statement errors discussed above, we incorrectly applied the treasury stock method in computing the weighted average shares pursuant to SFAS No. 128, Earnings per Share. This resulted in a different number of weighted average dilutive shares outstanding being utilized in the earnings per share calculation. While common stock outstanding has not been restated, diluted EPS has been recalculated using the revised weighted average diluted shares.

We also identified errors in the presentation of business segments that were not in conformity with the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. For further information on this error, see “Notes to Consolidated Financial Statements—Note 15, Segment Reporting.”

We made errors in the fair value disclosure of financial instruments pursuant to SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), by incorrectly calculating the fair value of our derivatives, commitments and AFS securities, as described above. In addition, we incorrectly calculated the fair value of our guaranty assets and guaranty obligations, which affected the fair value of our whole loans. We also incorrectly calculated the fair value of our HTM securities and debt. For our guaranty obligations, we did not appropriately consider an estimate of the return on capital required by a third party to assume our liability. Correcting this error resulted in an increase in our guaranty obligations of approximately $1.2 billion (net of tax) and a decrease in the fair value of our whole loans of approximately $200 million (net of tax). This increase in the fair value of our guaranty obligations, coupled with other fair value changes made in re-estimating the guaranty components, resulted in a decrease in the fair value of our net guaranty assets of approximately $1.7 billion (net of tax) as of December 31, 2003. For our HTM securities, we did not appropriately consider security characteristics and aggregation in developing our estimate of fair value. Correcting these errors resulted in a reduction in the fair value of these assets of approximately $800 million (net of tax) as of December 31, 2003, which was primarily due to changes in the estimated fair values of mortgage revenue bonds and REMICs. For our debt, we did not appropriately exclude certain commission costs associated with the issuance of new debt securities in creating the yield curve we used for estimating fair value. Correcting this error resulted in an increase in the estimated fair value of our debt of approximately $300 million (net of tax) as of December 31, 2003. For our out-of-the-money derivative options, we did not fully incorporate available market information that differentiates at-the-money volatilities from out-of-the-money volatilities in estimating fair value. Correcting the error resulted in a decrease in the estimated fair value of our derivatives of approximately $200 million (net of tax) as of December 31, 2003. To correct these errors, we recalculated the fair value of these items using new assumptions, observable data and appropriate levels of specificity. The impact of recalculating the estimated fair value of these items is reflected in “Notes to Consolidated Financial Statements — Note 19, Fair Value of Financial Instruments.”

Financial Statement Impact

The following tables display the net impact of restatement adjustments in the previously issued consolidated balance sheets, consolidated statements of income, consolidated statements of cash flows and regulatory capital for 2003 and 2002. In addition, we have included tables displaying the net impact of restatement adjustments on stockholders’ equity and in the consolidated balance sheet as of December 31, 2001. The following consolidated financial statements are presented in a condensed format.

Balance Sheet Impact

The following table displays the cumulative impact of the restatement on the condensed consolidated balance sheet through and as of December 31, 2003.

Table 2:  Balance Sheet Impact of Restatement as of December 31, 2003

	Restatement Adjustments for:
					MBS Trust	Financial	Amortization
	As				Consolidation	Guaranties	of Cost		Total
	Previously	Debt and		Investments	and Sale	and Master	Basis	Other	Restatement		As
	Reported(a)	Derivatives	Commitments	in Securities	Accounting	Servicing	Adjustments	Adjustments	Adjustments		Restated
	(Dollars in millions)

Assets:
Investments in securities	$712,763	$—	$3,479	$5,458	$(153,971)	$—	$(401)	$(258)	$(145,693	)(b)	$567,070
Mortgage loans	240,844	—	874	115	162,780	—	(519)	(5,033)	158,217	(c)	399,061
Derivative assets at fair value	8,191	(1,014)	8	—	—	—	—	33	(973	)(d)	7,218
Guaranty assets	5,666	—	—	—	(200)	(1,184)	—	—	(1,384	)(e)	4,282
Deferred tax assets	9,142	(2,221)	(2,613)	(646)	(175)	(106)	332	369	(5,060	)(f)	4,082
Other assets	32,963	(1,760)	3,097	(3,685)	487	(411)	10	9,861	7,599	(g)	40,562

Total assets	$1,009,569	$(4,995)	$4,845	$1,242	$8,921	$(1,701)	$(578)	$4,972	$12,706		$1,022,275

Liabilities and Stockholders’ Equity
Liabilities:
Debt	$958,064	$(6,748)	$—	$—	$9,906	$—	$—	$58	$3,216	(h)	$961,280
Derivative liabilities at fair value	1,600	1,632	(7)	—	—	—	—	—	1,625	(d)	3,225
Guaranty obligations	5,666	—	—	—	(796)	1,531	—	—	735	(i)	6,401
Other liabilities	21,815	(4,002)	(1)	37	(507)	(3,442)	39	5,157	(2,719	)(j)	19,096

Total liabilities	987,145	(9,118)	(8)	37	8,603	(1,911)	39	5,215	2,857		990,002

Minority interests in consolidated subsidiaries	51	—	—	—	—	—	—	(46)	(46)		5
Stockholders’ Equity:
Retained earnings	35,496	(8,079)	2,399	(1,106)	118	101	(688)	(318)	(7,573	)(k)	27,923
Accumulated other comprehensive income (loss)	(12,032)	12,202	2,454	2,311	200	109	71	—	17,347	(l)	5,315
Other stockholders’ equity	(1,091)	—	—	—	—	—	—	121	121		(970)

Total stockholders’ equity	22,373	4,123	4,853	1,205	318	210	(617)	(197)	9,895		32,268

Total liabilities and stockholders’ equity	$1,009,569	$(4,995)	$4,845	$1,242	$8,921	$(1,701)	$(578)	$4,972	$12,706		$1,022,275

(a)	Certain previously reported balances have been reclassified to conform to the current condensed consolidated balance sheet presentation, as described in “Notes to Consolidated Financial Statements—Note 2, Summary of Significant Accounting Policies.”

(b)	Reflects the impact of MBS trust consolidation and sale accounting; the derecognition of HTM securities at amortized cost and recognition of AFS and trading securities at fair value; the reversal of the SFAS 149 transition adjustment and recognition of revised securities commitment basis adjustments; the recognition of revised amortization on securities cost basis adjustments; and the derecognition of securities related to failed dollar roll repurchase transactions that did not meet the criteria for secured borrowing accounting.

(c)	Reflects the impact of MBS trust consolidation and sale accounting; the reclassification of “Mortgage loans” to “Advances to lenders;” the recognition of revised mortgage loan commitment basis adjustments; the recognition of the LOCOM adjustment for loans classified as HFS; and the recognition of revised amortization on mortgage loan cost basis adjustments.

(d)	Reflects the reclassification of interest rate swap accruals from accrued interest and recognition of derivative fair value adjustments.

(e)	Reflects the impairment of guaranty assets; the reversal of buy-up amounts included in the basis of the guaranty assets; and the derecognition of guaranty arrangements upon consolidation.

(f)	Reflects the impact of restatement adjustments on deferred taxes and the correction of tax credit-related errors associated with partnership investments.

(g)	Reflects the reclassification of interest rate swap accruals to “Derivative assets at fair value;” the reclassification of “Advances to lenders” from “Mortgage loans;” the impairment of buy-ups; the recognition of “Restricted cash” and “Cash and cash equivalents” related to collateral received from derivatives counterparties; and the impact of cost basis transfers between error categories.

(h)	Reflects the reversal of previously recorded unrealized gains and losses on the hedged items associated with fair value hedges; the recognition of revised amortization of debt basis adjustments; and the recognition of short-term and long-term debt upon consolidation of MBS trusts in which we own less than 100% of the related securities.

(i)	Reflects the valuation adjustment related to the guaranty obligations; the reclassification of buy-downs and risk-based pricing adjustments from “Other liabilities;” and the derecognition of guaranty arrangements upon consolidation.

(j)	Reflects the reclassification of interest rate swap accruals to “Derivative liabilities at fair value;” the reversal of short-term debt associated with failed dollar roll repurchase transactions; the reclassification of buy-downs and risk-based pricing adjustments to “Guaranty obligations;” and the recognition of liabilities to derivative counterparties associated with restricted cash.

(k)	Reflects the recognition of derivative fair value adjustments to the consolidated statements of income and other income or expense related adjustments.

(l)	Reflects the reversal of previously recorded derivatives fair value adjustments and the recognition of unrealized gains (losses) on AFS securities and buy-ups.

The following table displays the cumulative impact of the restatement on the condensed consolidated balance sheet through and as of December 31, 2002.

Table 3:  Balance Sheet Impact of Restatement as of December 31, 2002

	Restatement Adjustments for:
					MBS Trust	Financial	Amortization
	As				Consolidation	Guaranties	of Cost		Total
	Previously	Debt and		Investments	and Sale	and Master	Basis	Other	Restatement		As
	Reported(a)	Derivatives	Commitments	in Securities	Accounting	Servicing	Adjustments	Adjustments	Adjustments		Restated
	(Dollars in millions)

Assets:
Investments in securities	$650,616	$—	$230	$33,278	$(128,809)	$—	$558	$(20,788)	$(115,531	)(b)	$535,085
Mortgage loans	206,905	—	683	(20,576)	136,097	—	(291)	1,552	117,465	(c)	324,370
Derivative assets at fair value	3,666	(297)	1,554	—	—	—	—	—	1,257	(d)	4,923
Deferred tax assets	8,053	(2,885)	(2,035)	(2,969)	(309)	(23)	(111)	279	(8,053	)(e)	—
Other assets	18,275	(501)	3,737	(4,539)	674	(864)	108	23,471	22,086	(f)	40,361

Total assets	$887,515	$(3,683)	$4,169	$5,194	$7,653	$(887)	$264	$4,514	$17,224		$904,739

Liabilities and Stockholders’ Equity
Liabilities:
Debt	$841,899	$(8,237)	$—	$—	$7,516	$—	$—	$115	$(606	)(g)	$841,293
Derivative liabilities at fair value	5,697	1,036	169	—	—	—	—	—	1,205	(d)	6,902
Other liabilities	23,631	(1,840)	220	(324)	(438)	(890)	58	4,228	1,014	(h)	24,645

Total liabilities	871,227	(9,041)	389	(324)	7,078	(890)	58	4,343	1,613		872,840

Stockholders’ Equity:
Retained earnings	29,385	(10,909)	3,771	(891)	39	(18)	188	73	(7,747	)(i)	21,638
Accumulated other comprehensive (loss) income	(11,792)	16,267	9	6,409	536	21	18	—	23,260	(j)	11,468
Other stockholders’ equity	(1,305)	—	—	—	—	—	—	98	98		(1,207)

Total stockholders’ equity	16,288	5,358	3,780	5,518	575	3	206	171	15,611		31,899

Total liabilities and stockholders’ equity	$887,515	$(3,683)	$4,169	$5,194	$7,653	$(887)	$264	$4,514	$17,224		$904,739

(a)	Certain previously reported balances have been reclassified to conform to the current condensed consolidated balance sheet presentation, as described in “Notes to Consolidated Financial Statements—Note 2, Summary of Significant Accounting Policies.”

(b)	Reflects the impact of MBS trust consolidation and sale accounting; the derecognition of HTM securities at amortized cost and recognition of AFS and trading securities at fair value, including commitments accounted for under EITF 96-11; the recognition of revised securities commitment basis adjustments; the recognition of revised amortization on securities cost basis adjustments; and the derecognition of securities related to failed dollar roll repurchase transactions that did not meet the criteria for secured borrowing accounting.

(c)	Reflects the impact of MBS trust consolidation and sale accounting; the reclassification of “Mortgage loans” to “Advances to lenders;” the recognition of mortgage loan commitment basis adjustments; the recognition of the LOCOM adjustment for loans classified as HFS; and the recognition of revised amortization on mortgage loan cost basis adjustments.

(d)	Reflects the reclassification of interest rate swap accruals from accrued interest and recognition of derivative fair value adjustments.

(e)	Reflects the impact of restatement adjustments on deferred taxes and the correction of tax credit-related errors associated with partnership investments.

(f)	Reflects the reclassification of interest rate swap accruals to “Derivative assets at fair value;” the reclassification of “Advances to lenders” from “Mortgage loans;” the impairment of buy-ups; the recognition of “Restricted cash” and “Cash and cash equivalents” related to collateral received from derivatives counterparties; and the impact of cost basis transfers between error categories.

(g)	Reflects the reversal of previously recorded unrealized gains and losses on hedged items associated with fair value hedges; the recognition of revised amortization of debt basis adjustments; and the recognition of short-term and long-term debt upon consolidation of MBS trusts in which we own less than 100% of the related securities.

(h)	Reflects the reclassification of interest rate swap accruals to “Derivative liabilities at fair value;” the reversal of short-term debt associated with failed dollar roll repurchase transactions; the correction of amortization of buy-downs and risk-based pricing adjustments; and the recognition of liabilities to derivative counterparties associated with restricted cash.

(i)	Reflects the recognition of derivative fair value adjustments to the consolidated statements of income and other income or expense related adjustments.

(j)	Reflects the reversal of previously recorded derivatives fair value adjustments and the recognition of unrealized gains (losses) on AFS securities and buy-ups.

The following table displays the cumulative impact of the restatement on the condensed consolidated balance sheet for all periods through and as of December 31, 2001.

Table 4:  Balance Sheet Impact of Restatement as of December 31, 2001

	As	Total
	Previously	Restatement		As
	Reported(a)	Adjustments		Restated
	(Dollars in millions)

Assets:
Investments in securities	$602,429	$(99,093	)(b)	$503,336
Mortgage loans	172,127	106,710	(c)	278,837
Derivative assets at fair value	954	(130	)(d)	824
Deferred tax assets	3,821	(2,634	)(e)	1,187
Other assets	20,617	9,760	(f)	30,377

Total assets	$799,948	$14,613		$814,561

Liabilities and Stockholders’ Equity
Liabilities:
Debt	$757,510	$7,520	(g)	$765,030
Derivative liabilities at fair value	5,069	2,508	(d)	7,577
Other liabilities	19,251	(553	)(h)	18,698

Total liabilities	781,830	9,475		791,305

Stockholders’ Equity:
Retained earnings	26,175	(7,041	)(i)	19,134
Accumulated other comprehensive (loss) income	(7,065)	12,087	(j)	5,022
Other stockholders’ equity	(992)	92		(900)

Total stockholders’ equity	18,118	5,138		23,256

Total liabilities and stockholders’ equity	$799,948	$14,613		$814,561

(a)	Certain previously reported balances have been reclassified to conform to the current condensed consolidated balance sheet presentation, as described in “Notes to Consolidated Financial Statements—Note 2, Summary of Significant Accounting Policies.”

(b)	Reflects the impact of MBS trust consolidation and sale accounting; the derecognition of HTM securities at amortized cost and recognition of AFS and trading securities at fair value, including commitments accounted for under EITF 96-11; the recognition of revised securities commitment basis adjustments; the recognition of revised amortization on securities cost basis adjustments; and the derecognition of securities related to failed dollar roll repurchase transactions that did not meet the criteria for secured borrowing accounting.

(c)	Reflects impact of MBS trust consolidation and sale accounting; the reclassification of “Mortgage loans” to “Advances to lenders;” the recognition of mortgage loan commitment basis adjustments; the recognition of the LOCOM adjustment for loans classified as HFS; and the recognition of revised amortization on mortgage loan cost basis adjustments.

(d)	Reflects the reclassification of interest rate swap accruals from accrued interest and recognition of derivative fair value adjustments.

(e)	Reflects the impact of restatement adjustments on deferred taxes and the correction of tax credit-related errors associated with partnership investments.

(f)	Reflects the reclassification of interest rate swap accruals to “Derivative assets at fair value;” the reclassification of “Advances to lenders” from “Mortgage loans;” the impairment of buy-ups; the recognition of “Restricted cash” and “Cash and cash equivalents” related to collateral received from derivatives counterparties; and the impact of cost basis transfers between error categories.

(g)	Reflects the reversal of previously recorded unrealized gains and losses on hedged items associated with fair value hedges; the recognition of revised amortization of debt basis adjustments; and the recognition of short-term and long-term debt upon consolidation of MBS trusts in which we own less than 100% of the related securities.

(h)	Reflects the reclassification of interest rate swap accruals to “Derivative liabilities at fair value;” the reversal of short-term debt associated with failed dollar roll repurchase transactions; the correction of amortization of buy-downs and risk-based pricing adjustments; and the recognition of liabilities to derivative counterparties associated with restricted cash.

(i)	Reflects the recognition of derivative fair value adjustments to the consolidated statements of income and other income or expense related adjustments.

(j)	Reflects the reversal of previously recorded derivatives fair value adjustments and the recognition of unrealized gains (losses) on AFS securities and buy-ups.

The following table displays the cumulative impact of the restatement on consolidated stockholders’ equity in the condensed consolidated balance sheet through and as of December 31, 2001.

Table 5:  Stockholders’ Equity Impact of Restatement as of December 31, 2001

			Accumulated
			Other		Other	Total
	Retained		Comprehensive		Stockholders’	Stockholders’
	Earnings		(Loss) Income		Equity	Equity
	(Dollars in millions)

December 31, 2001 balance, as previously reported	$26,175		$(7,065)		$(992)	$18,118
Restatement adjustments for:
Debt and derivatives	(10,622	)(a)	11,363	(b)	—	741
Commitments	413		1		—	414
Investments in securities	(660)		6,880	(c)	—	6,220
MBS trust consolidation and sale accounting	119		81		—	200
Financial guaranties and master servicing	(206)		268		—	62
Amortization of cost basis adjustments	154		—		—	154
Other adjustments	296		—		92	388

Pre-tax total impact of restatement adjustments	(10,506)		18,593		92	8,179
Tax impact (benefit) of restatement adjustments	(3,465)		6,506		—	3,041

Total impact of restatement adjustments	(7,041)		12,087		92	5,138

December 31, 2001 balance, as restated	$19,134		$5,022		$(900)	$23,256

(a)	Reflects the recognition of derivative fair value gains (losses) and revised amortization of debt cost basis adjustments.

(b)	Reflects the reversal of previously recorded derivative fair value losses.

(c)	Reflects the recognition of net unrealized gains on AFS securities.

Statement of Income Impact

The following table displays the impact of the restatement on the December 31, 2003 condensed consolidated statement of income.

Table 6:  Income Statement Impact of Restatement for the Year Ended December 31, 2003

	Restatement Adjustments for:
					MBS Trust	Financial
	As				Consolidation	Guaranties	Amortization		Total
	Previously	Debt and		Investments	and Sale	and Master	of Cost Basis	Other	Restatement	As
	Reported(a)	Derivatives	Commitments	in Securities	Accounting	Servicing	Adjustments	Adjustments	Adjustments	Restated
	(Dollars in millions, except per share data)

Net interest income	$13,569	$8,098	$—	$(162)	$251	$(948)	$(1,355)	$24	$5,908	$19,477
Guaranty fee income	2,411	—	—	(1)	(247)	1,126	—	(8)	870	3,281
Investment losses, net	(123)	(53)	(280)	(241)	(230)	—	(1)	(303)	(1,108)	(1,231)
Derivatives fair value losses, net	(2,180)	(2,567)	(1,543)	—	—	—	—	1	(4,109)	(6,289)
Debt extinguishments losses, net	(2,261)	(430)	—	—	—	—	—	(1)	(431)	(2,692)
Loss from partnership investments	(336)	—	—	—	—	—	—	(301)	(301)	(637)
Fee and other income	1,076	(692)	(3)	72	—	14	—	(127)	(736)	340
Expenses	1,743	—	—	—	—	17	(8)	211	220	1,963

Income before federal income taxes, extraordinary gains (losses), and cumulative effect of a change in accounting principle	10,413	4,356	(1,826)	(332)	(226)	175	(1,348)	(926)	(127)	10,286
Provision (benefit) for federal income taxes	2,693	1,525	(639)	(116)	(77)	56	(472)	(536)	(259)	2,434

Income before extraordinary gains (losses) and cumulative effect of a change in accounting principle	7,720	2,831	(1,187)	(216)	(149)	119	(876)	(390)	132	7,852
Extraordinary gains (losses), net of tax effect	—	—	—	—	195	—	—	—	195	195
Cumulative effect of change in accounting principle, net of tax effect	185	—	(185)	—	34	—	—	—	(151)	34

Net income	7,905	2,831	(1,372)	(216)	80	119	(876)	(390)	176	8,081
Preferred stock dividends and issuance costs at redemption	(150)	—	—	—	—	—	—	—	—	(150)

Net income available to common stockholders	$7,755	$2,831	$(1,372)	$(216)	$80	$119	$(876)	$(390)	$176	$7,931

Basic earnings per share	$7.93	$2.90	$(1.40)	$(0.22)	$0.08	$0.13	$(0.90)	$(0.40)	$0.19	$8.12

Diluted earnings per share	$7.91	$2.89	$(1.40)	$(0.22)	$0.08	$0.12	$(0.89)	$(0.41)	$0.17	$8.08

(a)	Certain amounts have been reclassified to conform to the current condensed income statements presentation, as described in “Notes to Consolidated Financial Statements—Note 2, Summary of Significant Accounting Policies.”

The following table displays the impact of the restatement on the December 31, 2002 condensed consolidated statement of income.

Table 7:  Income Statement Impact of Restatement for the Year Ended December 31, 2002

	Restatement Adjustments for:
					MBS Trust	Financial
	As				Consolidation	Guaranties	Amortization		Total
	Previously	Debt and		Investments	and Sale	and Master	of Cost Basis	Other	Restatement	As
	Reported(a)	Derivatives	Commitments	in Securities	Accounting	Servicing	Adjustments	Adjustments	Adjustments	Restated
	(Dollars in millions, except per share data)

Net interest income	$10,566	$8,317	$—	$(81)	$165	$(768)	$144	$83	$7,860	$18,426
Guaranty fee income	1,816	—	—	(1)	(198)	908	—	(9)	700	2,516
Investment gains (losses), net	24	(13)	189	(638)	(26)	—	2	(39)	(525)	(501)
Derivatives fair value losses, net	(4,545)	(13,572)	5,198	—	—	—	—	—	(8,374)	(12,919)
Debt extinguishments losses, net	(710)	(104)	—	—	—	—	—	—	(104)	(814)
Loss from partnership investments	(306)	—	—	—	—	—	—	(203)	(203)	(509)
Fee and other income	637	(505)	—	5	—	38	(19)	(67)	(548)	89
Expenses	1,434	—	—	—	—	—	(8)	108	100	1,534

Income before federal income taxes	6,048	(5,877)	5,387	(715)	(59)	178	135	(343)	(1,294)	4,754
Provision (benefit) for federal income taxes	1,429	(2,057)	1,886	(251)	(21)	63	47	(256)	(589)	840

Net income	4,619	(3,820)	3,501	(464)	(38)	115	88	(87)	(705)	3,914
Preferred stock dividends and issuance costs at redemption	(111)	—	—	—	—	—	—	—	—	(111)

Net income available to common stockholders	$4,508	$(3,820)	$3,501	$(464)	$(38)	$115	$88	$(87)	$(705)	$3,803

Basic earnings per share	$4.54	$(3.85)	$3.53	$(0.47)	$(0.04)	$0.12	$0.09	$(0.09)	$(0.71)	$3.83

Diluted earnings per share	$4.52	$(3.83)	$3.51	$(0.47)	$(0.04)	$0.12	$0.09	$(0.09)	$(0.71)	$3.81

(a)	Certain amounts have been reclassified to conform to the current condensed income statements presentation, as described below in “Notes to Consolidated Financial Statements—Note 2, Summary of Significant Accounting Policies.”

See the “Summary of Restatement Adjustments” section above for further details on the impact of the restatement errors on the consolidated statements of income.

Statement of Cash Flows Impact

The following table displays the impact of the restatement on the December 31, 2003 and 2002 consolidated statements of cash flows.

Table 8:  Impact of Restatement on Statements of Cash Flows for the Years Ended December 31, 2003 and 2002

	For the Year Ended December 31, 2003			For the Year Ended December 31, 2002
	As	Total		As	Total
	Previously	Restatement	As	Previously	Restatement	As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
	(Dollars in millions)

Net cash flows provided by operating activities	$19,519	$38,704	$58,223	$12,848	$30,783	$43,631
Net cash flows used in investing activities	(115,801)	(36,946)	(152,747)	(71,426)	(42,162)	(113,588)
Net cash flows provided by financing activities	95,987	206	96,193	58,770	11,868	70,638

Net increase (decrease) in cash and cash equivalents	$(295)	$1,964	$1,669	$192	$489	$681

Cash and cash equivalents at beginning of the period	1,710	16	1,726	1,518	(473)	1,045

Cash and cash equivalents at end of the period	$1,415	$1,980	$3,395	$1,710	$16	$1,726

The restatement adjustments resulted in a net increase in “Cash and cash equivalents” of $2.0 billion and $489 million during the years ended December 31, 2003 and 2002, respectively. The restatement adjustment to increase cash and cash equivalents was the result of recognizing cash collateral associated with certain derivatives contracts, which was partially offset by classifying cash due to certain MBS trusts as restricted cash.

These restatement adjustments and errors in the prior cash flow presentation resulted in a net increase of $38.7 billion in cash flows from operating activities, a net decrease of $36.9 billion in cash flows from investing activities and a net increase of $206 million in cash flows from financing activities for the year ended December 31, 2003. The primary causes of these changes were misclassifications of cash flows related to derivatives, trading securities and HFS loans, and an overstatement of cash flows from the sale of mortgage loans. In connection with the misapplication of hedge accounting, we incorrectly classified derivatives cash flows as investing and financing activities instead of as operating activities. We determined that we misapplied SFAS No. 102, Statement of Cash Flows—Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale (an amendment to FASB Statement No. 95), which requires cash flows from trading securities and HFS loans to be classified as operating cash flows. As previously discussed, we incorrectly recorded sales of mortgage loans to MBS trusts that did not meet the definition of a QSPE under SFAS 140, which resulted in a net overall increase in cash flows from investing activities.

Regulatory Capital Impact

The following table displays the impact of the restatement on regulatory capital as of December 31, 2003 and 2002.

Table 9:  Regulatory Capital Impact of Restatement as of December 31, 2003 and 2002

	As of December 31,
	2003	2002
	(Dollars in millions)

Core capital, as previously reported	$34,405	$28,079
Total restatement adjustments	(7,452)	(7,648)

Core capital, as restated	$26,953	$20,431

Required minimum capital, as previously reported	$31,520	$27,203
Total restatement adjustments	296	485

Required minimum capital, as restated	$31,816	$27,688

Surplus of required minimum capital, as previously reported	$2,885	$877
Total restatement adjustments	(7,748)	(8,134)

Surplus (deficit) of required minimum capital, as restated	$(4,863)	$(7,257)

Required critical capital, as previously reported	$16,113	$13,880
Total restatement adjustments	148	246

Required critical capital, as restated	$16,261	$14,126

Surplus of required critical capital, as previously reported	$18,292	$14,199
Total restatement adjustments	(7,601)	(7,894)

Surplus of required critical capital, as restated	$10,691	$6,305

The restatement adjustments resulted in a net decrease in regulatory core capital of $7.5 billion and $7.6 billion as of December 31, 2003 and 2002, respectively. Additionally, the restatement adjustments of $7.7 billion and $8.1 billion as of December 31, 2003 and 2002, respectively, caused the previously reported surplus of required minimum capital to become a deficit.

Although we had a deficit of required minimum capital and the restatement adjustments decreased required critical capital by $7.6 billion and $7.9 billion as of December 31, 2003 and 2002, we maintained a surplus of required critical capital.

These changes in our regulatory capital measures were primarily the result of errors relating to our accounting for derivative instruments. As AOCI is not included in the calculation of required minimum or critical capital, the reclassification of net derivative losses from AOCI into net income had a significant negative impact on required minimum and critical capital, despite an increase in stockholders’ equity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the consolidated financial statements.

We have identified four accounting policies that require significant estimates and judgments and have a significant impact on our financial condition and results of operations. These policies are considered critical because the estimated amounts are likely to fluctuate from period to period due to the significant judgments and assumptions about highly complex and inherently uncertain matters and because the use of different assumptions related to these estimates could have a material impact on our financial condition or results of operations. These four accounting policies are: (i) the fair value of financial instruments; (ii) the amortization of cost basis adjustments using the effective interest method; (iii) the allowance for loan losses and reserve for guaranty losses; and (iv) the assessment of variable interest entities. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update as necessary based on changing conditions. We describe our most significant accounting policies in “Notes to Consolidated Financial Statements—Note 2, Summary of Significant Accounting Policies.”

Fair Value of Financial Instruments

Valuation of financial instruments is a critical component of our consolidated financial statements because a significant portion of our assets and liabilities are recorded at estimated fair value. Our estimate of fair value of these assets and liabilities may have a major impact on our consolidated net income or stockholders’ equity. The principal assets and liabilities that we record at fair value, and the manner in which changes in that fair value affect our net income or stockholders’ equity, are:

•	Derivatives initiated for risk management purposes and mortgage commitments, both of which are recorded in the consolidated balance sheets at fair value with changes in fair value recognized through earnings;

•	Guaranty assets and guaranty obligations, which are recorded in the consolidated balance sheets at fair value at the inception of the guaranty and amortized through earnings;

•	Investments in securities that are classified as either trading or AFS, which are recorded in the consolidated balance sheets at fair value with the change in fair value of trading securities recognized through earnings and the change in fair value of AFS securities recorded in AOCI;

•	Loans included in our portfolio that are classified as held for sale, which are recorded in the consolidated balance sheets at the lower of cost or market with changes in the fair value (not to exceed the cost basis of these loans) recorded through earnings; and

•	Retained interests in securitizations and guaranty fee buy-ups on Fannie Mae MBS, which are recorded in the consolidated balance sheets at fair value with unrealized gains and losses recorded in AOCI.

Fair value is defined as the amount at which a financial instrument could be exchanged in a current transaction between willing unrelated parties, other than in a forced or liquidation sale. We determine the fair value of these assets and obligations based on our judgment of appropriate valuation methods and assumptions. The degree of management judgment involved in determining the fair value of a financial instrument depends on the availability and reliability of relevant market data, such as quoted market prices. Financial instruments that are actively traded and have quoted market prices or readily available market data require minimal judgment in determining fair value. When observable market prices and data are not readily available or do not exist, management must make fair value estimates based on assumptions and judgments. In these cases, even minor changes in management’s assumptions could result in significant changes in our estimate of fair value. These changes could increase or decrease the value of our assets, liabilities, stockholders’ equity and net income. We estimate fair values using the following practices:

•	We use actual, observable market prices or market prices obtained from multiple third parties. Pricing information obtained from third parties is internally validated for reasonableness prior to use in the consolidated financial statements.

•	Where observable market prices are not readily available, we estimate the fair value using market data and model-based interpolations using standard models that are widely accepted within the industry. Market data includes prices of instruments with similar maturities and characteristics, duration, interest rate yield curves, measures of volatility and prepayment rates.

•	If market data used to estimate fair value as described above is not available, we estimate fair value using internally developed models that employ techniques such as a discounted cash flow approach. These models include market-based assumptions that are also derived from internally developed models for prepayment speeds, default rates and severity.

Of all assets and liabilities recorded at fair value in our consolidated balance sheet as of December 31, 2004, 96% were valued using observable market prices or market price data obtained from third parties, 3% were valued using market data or standard modeling techniques with market inputs and 1% were valued using internally developed models with inputs based on management’s judgment of market-based assumptions rather than market observations.

Our determination of fair value also affects our accounting for other financial instruments. Certain cost basis adjustments that affect the value of our financial instruments are based on fair value. Master servicing assets and liabilities are recorded at the lower of cost or fair value. Impairment of certain assets requires an assessment of fair value and the judgment of management to determine whether the asset is other than temporarily impaired. In the case of an other than temporarily impaired security, impairment would negatively affect the recorded value of the security and reduce our net income.

Sensitivity Analysis for Risk Management Derivatives

Of the financial instruments discussed above, changes in the fair value of our derivatives have the most significant impact on net income. The table below provides a sensitivity analysis to illustrate the potential impact that changes in the fair value of our derivatives would have on our net income. The two key variables used in the determination of the fair value of our derivatives are the level of interest rates and the implied volatility of interest rates. Implied volatility represents the market’s expectation of potential changes in interest rates. It is not uncommon for interest rates and implied volatility to change significantly from period to period. These changes could affect the valuation of our derivatives in the consolidated balance sheets and the resulting gain or loss that would be recorded in our net income in the consolidated statements of income. Table 10 below shows the potential effect on the estimated fair value of our derivatives and on our net income of (i) a 10% change in implied volatility, (ii) a 100 basis point increase in interest rates and (iii) a 50 basis point decrease in interest rates as of December 31, 2004 and 2003. Our analysis is based on these interest rate changes because we believe they reflect reasonably possible outcomes as of December 31, 2004.

Table 10:  Risk Management Derivative Fair Value Sensitivity Analysis

			Percentage Effect
			of Change in
			Estimated Fair
			Value of
			Derivatives
			On Reported Net
	Estimated Fair Value of Derivatives(1)		Income(2)
	2004	2003	2004	2003
		(Restated)		(Restated)
	(Dollars in millions)

Derivative assets at fair value	$6,527	$7,058
Derivative liabilities at fair value	1,095	3,070

Net derivative assets at fair value	$5,432	$3,988

Effect of:(3)
+10% change in implied volatility	$973	$1,173	13%	9%
−10% change in implied volatility	(956)	(1,173)	(13)	(9)
+100 bps change in rate	$8,525	$14,211	112%	114%
− 50 bps change in rate	(3,150)	(6,675)	(41)	(54)

(1)	Excludes commitments accounted for as derivatives.

(2)	Reflects after-tax effect of derivative market value adjustment based on applicable federal income tax rate of 35%.

(3)	Calculated based on an instantaneous change in volatility or interest rate.

Amortization of Cost Basis Adjustments on Mortgage Loans and Mortgage-Related Securities

We amortize cost basis adjustments on mortgage loans and mortgage-related securities through earnings using the interest method, applying a constant effective yield. Cost basis adjustments include premiums, discounts and other cost basis adjustments on mortgage loans or mortgage-related securities that are generally incurred at the time of acquisition, which we historically referred to as “deferred price adjustments.” When we buy mortgage loans or mortgage-related securities, we may not pay the seller the exact amount of the unpaid principal balance. If we pay more than the unpaid principal balance and purchase the mortgage assets at a premium, the premium reduces the yield below the stated coupon amount. If we pay less than the unpaid principal balance and purchase the mortgage assets at a discount, the discount increases the yield above the stated coupon amount.

Cost basis adjustments are amortized into earnings as an adjustment to the yield of the mortgage loan or mortgage-related security based on the contractual terms of the instrument. However, SFAS 91 permits the anticipation of prepayments of principal to shorten the term of the mortgage loan or mortgage-related security if we (i) hold a large number of similar loans for which prepayments are probable and (ii) the timing and amount of prepayments can be reasonably estimated. We meet both criteria on substantially all of the mortgage loans and mortgage-related securities held in our portfolio. Therefore, for loans where both criteria are met, we use prepayment estimates in determining periodic amortization of the cost basis adjustments related to these loans. For loans that do not meet the foregoing criteria, we use the contractual term of the mortgage loan or mortgage-related securities to calculate the rate of amortization, which assumes no prepayment but considers actual prepayments that occurred during the period in determining the amount to be amortized.

We calculate and apply an effective yield to determine the rate of amortization of cost basis adjustments into interest income over the estimated lives of the investment using the retrospective effective interest method to arrive at a constant effective yield. When appropriate, our methodology involves grouping loans into pools or cohorts based on similar risk categories including origination year, coupon bands, acquisition period and product type. We update our calculations based on changes in estimated prepayment rates and, if necessary, we record cumulative adjustments to reflect the updated constant effective yield as if it had been in effect since acquisition.

For mortgage loans and mortgage-related securities where we anticipate prepayments, our estimate of prepayments requires assumptions about borrower prepayment patterns in various interest rate environments that involve a significant degree of judgment. Typically, we use prepayment forecasts from independent third parties in estimating future prepayments. Actual prepayments differing from our estimated prepayments could increase or decrease current period interest income as well as future recognition of interest income. Refer to Table 11 below for the impact of changes in assumptions.

Sensitivity Analysis for Amortizable Cost Basis Adjustments

Interest rates are a key assumption used in our prepayment models. Table 11 shows the estimated effect on our net interest income of the amortization of cost basis adjustments using the retrospective effective interest method applying a constant effective yield based on (i) a 100 basis point increase in interest rates and (ii) a 50 basis point decrease in interest rates as of December 31, 2004 and 2003. Our analysis is based on these interest rate changes because we believe they reflect reasonably possible outcomes as of December 31, 2004.

Table 11:  Amortization of Cost Basis Adjustments

	For the Year Ended December 31,
	2004	2003
		(Restated)
	(Dollars in millions)

Unamortized cost basis adjustments	$1,820	$3,210
Reported net interest income	$18,081	$19,477
Decrease in net interest income from net amortization	$(1,221)	$(1,866)
Percentage effect on net interest income of change in interest rates:(1)
100 basis point increase	4.5%	2.8%
50 basis point decrease	(4.9)	(2.9)

(1)	Calculated based on an instantaneous change in interest rates.

As mortgage rates increase, expected prepayment rates generally decrease, which slows the amortization of cost basis adjustments. Conversely, as mortgage rates decrease, expected prepayment rates generally increase, which accelerates the amortization of cost basis adjustments.

Allowance for Loan Losses and Reserve for Guaranty Losses

The allowance for loan losses and the reserve for guaranty losses represent our estimate of probable credit losses arising from loans classified as held for investment in our mortgage portfolio as well as loans that back mortgage-related securities we guarantee. We use the same methodology to determine our allowance for loan losses and our reserve for guaranty losses as the relevant factors affecting credit risk are the same. Credit risk is the risk of loss to future earnings or future cash flows that may result from the failure of a borrower to make the payments required by his or her mortgage loan. We are exposed to credit risk because we own mortgage loans and have guaranteed to MBS trusts that we will supplement mortgage loan collections as required to permit timely payment of principal and interest on the related Fannie Mae MBS. We strive to mitigate our credit risk by, among other things, working with lender servicers, monitoring loan-to-value ratios and requiring mortgage insurance. See “Risk Management—Credit Risk Management” below for further discussion of how we manage credit risk.

We employ a systematic methodology to determine our best estimate of incurred credit losses. This includes aggregating homogeneous loans into pools based on similar risk attributes, using models to measure historical default and loss experience on the homogeneous loan populations, evaluating larger multifamily loans individually for impairment, monitoring observable data for key trends, as well as documenting the results of our estimation process.

Determining the adequacy of the allowance for loan losses and the reserve for guaranty losses is complex and requires significant judgment by management about the effect of matters that are inherently uncertain. When appropriate, our methodology involves grouping loans into pools or cohorts based on similar risk categories including origination year, loan-to-value ratios, loan product types and loan ratings. We use internally developed models that consider relevant factors historically affecting loan collectibility, such as default rates, severity of loss rates and adverse situations that may have occurred affecting the borrowers’ ability to repay. Management also applies judgment in considering factors that have occurred but are not yet reflected in the loss factors, such as the estimated value of the underlying collateral, other recoveries and external and economic factors. The methodology and the amount of our allowance for loan losses and reserve for guaranty losses on Fannie Mae MBS are reviewed and approved on a quarterly basis by our Allowance for Loan Loss Oversight Committee, which is a committee chaired by the Chief Risk Officer and comprised of senior management from the Single-Family and HCD businesses, the Chief Risk Office and the finance organization.

We adjust our estimate of the allowance for loan losses and reserve for guaranty losses based on period-to-period fluctuations in loss experience, economic conditions in areas of geographic concentration and profile of mortgage characteristics. Using different assumptions about default rates, severity and estimated deterioration in borrowers’ financial condition than those used in estimating our allowance for loan losses and reserve for guaranty losses could have a material effect on our net income.

Given that a minimal change in any factor listed above that is used for calculation purposes would have a significant impact to the allowance and reserve liability and these factors have significant interdependencies, we do not believe a sensitivity analysis isolating one factor is realistic. Therefore, the following example illustrates the impact to the allowance and reserve liability given changes to multiple assumptions used for these factors. For example, a natural disaster, such as a hurricane, might have an adverse impact on net income and our allowance for loan losses and reserve for guaranty losses. The damage to the properties that serve as collateral for the mortgages held in our portfolio and the mortgages underlying our mortgage-backed securities could increase our exposure to credit risk if the damage to the properties is not covered by hazard insurance. Our estimate of probable credit losses related to a hurricane would involve considerable judgment and assumptions about the extent of the property damage, the impact on borrower default rates, the value of the collateral underlying the loans and the amount of insurance recoveries. In the case of Hurricanes Katrina and Rita in 2005, we preliminarily estimated default rates, severity of loss rates, value of the underlying collateral, and other potential recoveries. As more information became available, we determined that the property damage was less extensive than had previously been estimated and the amount of insurance recoveries would be greater than previously expected. Accordingly, we revised our assumptions that in turn reduced estimated losses by over 50%.

Consolidation—Variable Interest Entities

We are a party to various entities that are considered to be variable interest entities (“VIEs”) as defined in FIN 46R. Generally, a VIE is a corporation, partnership, trust or any other legal structure that either does not have equity investors with substantive voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. We invest in securities issued by VIEs, including Fannie Mae MBS created as part of our securitization program, certain mortgage- and asset-backed securities that were not issued by us and interests in LIHTC partnerships and other limited partnerships. Our involvement with a VIE may also include providing a guaranty to the entity.

There is a significant amount of judgment required in interpreting the provisions of FIN 46R and applying them to specific transactions. FIN 46R indicates that either a qualitative assessment or a quantitative assessment may be required to support the conclusion that an entity is a VIE, as well as an assessment of which party, if any, is the primary beneficiary. The primary beneficiary is the party that will absorb a majority of the expected losses or a majority of the expected returns. If the entity is determined to be a VIE, and we either qualitatively or quantitatively determine that we are the primary beneficiary, we are required to consolidate the assets, liabilities and non-controlling interests of that entity.

In order to determine if an entity is considered a VIE, we first perform a qualitative analysis, which requires certain subjective decisions regarding our assessment, including, but not limited to, the design of the entity, the variability that the entity was designed to create and pass along to its interest holders, the rights of the parties and the purpose of the arrangement. If we cannot conclude after qualitative analysis whether we are the primary beneficiary, we perform a quantitative analysis. Quantifying the variability of a VIE’s assets is complex and subjective, requiring analysis of a significant number of possible future outcomes as well as the probability of each outcome occurring. The results of each possible outcome are allocated to the parties holding interests in the VIE and, based on the allocation, a calculation is performed to determine which, if any, is the primary beneficiary.

Qualitative analyses were performed on certain mortgage- and asset-backed investment trusts. These analyses considered whether the nature of our variable interests exposed us to credit or prepayment risk, the two primary drivers of expected losses for these VIEs. For those mortgage-backed investment trusts that we evaluated using quantitative analyses, we used internal models to generate Monte Carlo simulations of cash flows associated with the different credit, interest rate and housing price environments. Material assumptions include our projections of interest rates and housing prices, as well as our expectations of prepayment, default and severity rates. The projection of future cash flows is a subjective process involving significant management judgment. This is primarily due to inherent uncertainties related to the interest rate and housing price environment, as well as the actual credit performance of the mortgage loans and securities that were held by each investment trust. If we determined an investment trust to be a VIE, we consolidated the investment trust when the modeling resulted in our absorption of more than 50% of the variability in the expected losses or expected residual returns. To demonstrate the sensitivity of the FIN 46R modeling results, we considered the impact of different primary beneficiary conclusions for the trusts in which a change in the variability would affect our primary beneficiary assessment and our consolidation determination at adoption of FIN 46R.

•	If assumptions were changed to cause our variability in trusts to increase from an amount between 40% and 50% to greater than 50%, our total assets and liabilities would increase by approximately $1.0 billion.

•	If assumptions were changed to cause our variability in trusts to decrease from an amount between 60% and 50.1% to 50% or less, our total assets and liabilities would decrease by approximately $500 million.

We also quantitatively examined our LIHTC partnerships and other limited partnerships. Internal cash flow models were also used to determine if these were VIEs and, if so, whether we were the primary beneficiary. LIHTC partnerships are created by third parties to finance construction of property, giving rise to tax credits for these partnerships. Material assumptions include the degree of development cost overruns related to the construction of the building, the probability of the lender foreclosing on the building, as well as an investor’s ability to use the tax credits to offset taxable income. The projection of these cash flows and probabilities thereof requires significant management judgment because of the inherent limitations that relate to the use of favorable historical data for the projection of future events. Additionally, we reviewed similar assumptions and applied cash flow models to determine both VIE status and primary beneficiary status for our other limited partnership investments.

We are exempt from applying FIN 46R to certain investment trusts if the investment trusts meet the criteria of a QSPE, and if we do not have the unilateral ability to cause the trust to liquidate or change the trust’s QSPE status. The QSPE requirements significantly limit the activities in which a QSPE may engage and the types of assets and liabilities it may hold. Management judgment is required to determine whether a trust’s activities meet the QSPE requirements. To the extent any trust fails to meet these criteria, we would be required to consolidate its assets and liabilities if, based on the provisions of FIN 46R, we are determined to be the primary beneficiary of the entity.

The FASB currently is assessing further what activities a QSPE may perform. The outcome of these and future assessments may affect our interpretation of this guidance, and, consequently, the entities we consolidate in future periods.

CONSOLIDATED RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations is based on our results for the year ended December 31, 2004 and restated results for the years ended December 31, 2003 and 2002. In conjunction with the restatement, we revised the presentation of our consolidated statements of income. Table 12 presents a condensed summary of our consolidated results of operations.

Table 12:  Condensed Consolidated Results of Operations

				Variance
	For the Year Ended December 31,			2004 vs. 2003		2003 vs. 2002
	2004	2003	2002	$	%	$	%
		(Restated)	(Restated)
	(Dollars in millions, except per share amounts)

Net interest income	$18,081	$19,477	$18,426	$(1,396)	(7)%	$1,051	6%
Guaranty fee income	3,604	3,281	2,516	323	10	765	30
Fee and other income	404	340	89	64	19	251	282
Investment losses, net	(362)	(1,231)	(501)	869	71	(730)	(146)
Derivatives fair value losses, net	(12,256)	(6,289)	(12,919)	(5,967)	(95)	6,630	51
Debt extinguishment losses, net	(152)	(2,692)	(814)	2,540	94	(1,878)	(231)
Loss from partnership investments	(702)	(637)	(509)	(65)	(10)	(128)	(25)
Provision for credit losses	(352)	(365)	(284)	13	4	(81)	(29)
Other non-interest expense	(2,266)	(1,598)	(1,250)	(668)	(42)	(348)	(28)

Income before federal income taxes, extraordinary gains (losses), and cumulative effect of change in accounting principle	5,999	10,286	4,754	(4,287)	(42)	5,532	116
Provision for federal income taxes	(1,024)	(2,434)	(840)	1,410	58	(1,594)	(190)
Extraordinary gains (losses), net of tax effect	(8)	195	—	(203)	(104)	195	100
Cumulative effect of change in accounting principle, net of tax effect	—	34	—	(34)	(100)	34	100

Net income	$4,967	$8,081	$3,914	$(3,114)	(39)%	$4,167	106%

Diluted earnings per common share	$4.94	$8.08	$3.81	$(3.14)	(39)%	$4.27	112%

Net income and diluted earnings per share (“EPS”) totaled $5.0 billion and $4.94, respectively, in 2004, compared with $8.1 billion and $8.08 in 2003, and $3.9 billion and $3.81 in 2002. We expect high levels of period to period volatility in our financial results as part of our normal business activities. This volatility is primarily due to changes in market conditions that result in periodic fluctuations in the estimated fair value of our derivative instruments, which we recognize in our consolidated statements of income as “Derivatives fair value losses, net.” Although we use derivatives as economic hedges to help us manage interest rate risk and achieve our targeted interest rate risk profile, we do not meet the criteria for hedge accounting under SFAS 133. Accordingly, we record our derivative instruments at fair value as assets or liabilities in our consolidated balance sheets and recognize the fair value gains and losses in our consolidated statements of income without consideration of offsetting changes in the fair value of the economically hedged exposure. The estimated fair value of our derivatives may fluctuate substantially from period to period because of changes in interest rates, expected interest rate volatility and our derivative activity. Based on the composition of our derivatives, we generally expect to report decreases in the aggregate fair value of our derivatives as interest rates decrease.

Our business segments generate revenues from three principal sources: net interest income, guaranty fee income, and fee and other income. Other significant factors affecting our net income include the timing and size of investment and debt repurchase gains and losses, equity investments, the provision for credit losses, and administrative expenses. We provide a comparative discussion of the impact of these items on our consolidated results of operations for the three-year period ended December 31, 2004 below. We also discuss other items presented in our consolidated statements of income.

Net Interest Income

Net interest income, which is the difference between interest income and interest expense, is a primary source of our revenue. Interest income consists of accrued interest on our consolidated interest-earning assets, plus income from the amortization of discounts for assets acquired at prices below the principal value, less expense from the amortization of premiums for assets acquired at prices above principal value. The amount of interest income and interest expense recognized in the consolidated statements of income is affected by our investment activity, debt activity, asset yields, and our cost of debt and will fluctuate based on changes in interest rates and changes in the amount and composition of our interest-earning assets and interest-bearing liabilities. We present net interest income and the related net interest yield on a taxable-equivalent basis in order to consistently reflect income from taxable and tax-exempt investments. We calculate the taxable-equivalent amounts based on a marginal tax rate of 35%, which is our statutory tax rate. Table 13 presents an analysis of our net interest income and net interest yield for 2004, 2003 and 2002.

As described below in “Derivatives Fair Value Losses, Net,” we supplement our issuance of debt with interest rate-related derivatives to manage the prepayment and duration risk inherent in our mortgage investments. The effect of these derivatives, in particular the periodic net interest expense accruals on interest rate swaps, is not reflected in net interest income. See “Derivatives Fair Value Losses, Net” for additional information.

Table 13:  Analysis of Net Interest Income and Yield

	For the Year Ended December 31,
	2004			2003			2002
	Average(1)			Average(1)			Average(1)
	Balance	Interest	Yield	Balance	Interest	Yield	Balance	Interest	Yield
				(Restated)			(Restated)
	(Dollars in millions)

Interest-earning assets:
Mortgage loans(2)	$400,603	$21,390	5.34%	$362,002	$21,370	5.90%	$301,821	$19,870	6.58%
Mortgage securities	514,529	25,302	4.92	495,219	26,483	5.35	456,755	29,444	6.45
Non-mortgage securities(3)	46,440	1,009	2.17	44,375	1,069	2.41	51,390	1,460	2.84
Federal funds sold and securities purchased under agreements to resell	8,308	84	1.01	6,509	32	0.49	2,972	43	1.45
Advances to lenders	4,773	33	0.69	12,613	110	0.87	14,524	107	0.74

Total interest-earning assets	$974,653	$47,818	4.91	$920,718	$49,064	5.33	$827,462	$50,924	6.15

Interest-bearing liabilities:
Short-term debt	$331,971	$4,380	1.32%	$318,600	$3,967	1.25%	$287,193	$5,373	1.87%
Long-term debt	625,225	25,338	4.05	582,686	25,575	4.39	515,968	27,099	5.25
Federal funds purchased and securities sold under agreements to repurchase	3,037	19	0.63	6,421	45	0.70	7,485	26	0.35

Total interest-bearing liabilities	$960,233	$29,737	3.10%	$907,707	$29,587	3.26%	$810,646	$32,498	4.01%

Impact of net non-interest bearing funding	$14,420		0.05%	$13,011		0.05%	$16,816		0.08%

Taxable-equivalent adjustment on tax-exempt investments(4)		101	0.01		72	0.01		74	0.01

Taxable-equivalent net interest income and net interest yield(5)		$18,182	1.87%		$19,549	2.12%		$18,500	2.24%

(1)	Average balances have been calculated based on beginning of year and end of year amortized cost.

(2)	Includes average balance on nonaccrual loans of $7.6 billion, $6.8 billion and $5.3 billion for the years ended December 31, 2004, 2003 and 2002, respectively.

(3)	Includes cash equivalents.

(4)	Represents adjustment to permit comparison of yields on tax-exempt and taxable assets calculated using a 35% marginal tax rate for each of the years presented.

(5)	Net interest yield is calculated based on taxable-equivalent net interest income divided by average balance of total interest-earning assets.

Table 14 shows the changes in our net interest income between 2004 and 2003 and between 2003 and 2002 that are attributable to changes in the volume of our interest-earning assets and interest-bearing liabilities versus changes in interest rates.

Table 14:  Rate/Volume Analysis of Net Interest Income

	2004 vs. 2003			2003 vs. 2002
	Total	Variance Due to:(1)		Total	Variance Due to:(1)
	Variance	Volume	Rate	Variance	Volume	Rate
	(Dollars in millions)

Interest income:
Mortgage loans	$20	$2,164	$(2,144)	$1,500	$3,692	$(2,192)
Mortgage securities	(1,181)	1,006	(2,187)	(2,961)	2,340	(5,301)
Non-mortgage securities	(60)	48	(108)	(391)	(185)	(206)
Federal funds sold and securities purchased under agreements to resell	52	11	41	(11)	29	(40)
Advances to lenders	(77)	(58)	(19)	3	(15)	18

Total interest income	(1,246)	3,171	(4,417)	(1,860)	5,861	(7,721)
Interest expense:
Short-term debt	413	171	242	(1,406)	539	(1,945)
Long-term debt	(237)	1,797	(2,034)	(1,524)	3,251	(4,775)
Federal funds purchased and securities sold under agreements to repurchase	(26)	(22)	(4)	19	(4)	23

Total interest expense	150	1,946	(1,796)	(2,911)	3,786	(6,697)

Net interest income	(1,396)	$1,225	$(2,621)	1,051	$2,075	$(1,024)

Taxable-equivalent adjustment on tax-exempt investments(2)	29			(2)

Taxable-equivalent net interest income	$(1,367)			$1,049

(1)	Combined rate/volume variances are allocated to the rate and volume variances based on their relative size.

(2)	Represents adjustment to permit comparison of yields on tax-exempt and taxable assets calculated using a 35% marginal tax rate for each of the years presented.

Taxable-equivalent net interest income of $18.2 billion for 2004 decreased 7% from 2003, driven by a 12% (25 basis points) decline in our taxable-equivalent net interest yield to 1.87% that was partially offset by a 6% increase in average interest-earning assets. The average yield on our interest-earning assets declined 42 basis points to 4.91%, which exceeded the benefit we received from a 16 basis point decrease in the average yield on our interest-bearing liabilities to 3.10%. During 2004, our mortgage asset purchases consisted of a greater proportion of floating-rate and ARM products, which tend to earn lower initial yields than fixed-rate mortgage assets. Partially offsetting this reduction in average yield on our mortgage investments was a slower rate of amortization of premiums in 2004 relative to 2003 due to slower prepayment rates. The yield on our total average debt decreased in 2004 due to the repurchase and call of a significant amount of higher cost long-term debt during 2003 and the issuance of new long-term debt at lower rates. However, as short-term interest rates began to increase in 2004, the yield on our short-term debt began to rise.

Taxable-equivalent net interest income of $19.5 billion for 2003 increased 6% over 2002, driven by a 11% increase in average interest-earning assets that was partially offset by a 5% (12 basis points) decline in our taxable-equivalent net interest yield to 2.12%. Although liquidations of our mortgage assets reached a record level during 2003, we experienced growth in our average interest-earning assets due in part to the low interest rate environment and related increase in mortgage refinancing volumes, which contributed to a record level of mortgage asset purchases. The interest income generated from a larger volume of mortgage assets was partially offset by a reduction in the average yield on those assets as we replaced higher yielding assets with lower yielding assets. The decline in interest rates during the first half of 2003 resulted in faster prepayment rates relative to 2002, which accelerated the amortization of premiums and contributed to a substantial reduction in the average yield on our mortgage assets. The decrease in the yield on our interest-earning assets was partially offset by a reduction in our borrowing costs, as we redeemed callable debt and issued new debt at lower interest rates.

Since year-end 2004, we have experienced a decrease in the volume of our interest-earning assets as well as in the spread between the average yield on these assets and our borrowing costs, which we expect to result in a reduction in our net interest income and net interest yield in 2005 and 2006.

Guaranty Fee Income

Guaranty fee income primarily consists of contractual guaranty fees related to Fannie Mae MBS held in our portfolio and held by third-party investors, adjusted for the amortization of upfront fees and impairment of guaranty assets, net of a proportionate reduction in the related guaranty obligation and deferred profit, and impairment of buy-ups.

Guaranty fee income is primarily affected by the amount of outstanding Fannie Mae MBS and the compensation we receive for providing our guaranty on Fannie Mae MBS. The amount of compensation we receive and the form of payment varies depending on factors such as the risk profile of the securitized loans, the level of credit risk we assume and the negotiated payment arrangement with the lender. Our payment arrangements may be in the form of an upfront exchange of payments, an ongoing payment stream from the cash flows of the MBS trusts, or a combination. We typically negotiate a contractual guaranty fee with the lender and collect the fee on a monthly basis based on the contractual fee rate multiplied by the unpaid principal balance of loans underlying a Fannie Mae MBS issuance. In lieu of charging a higher contractual fee rate for loans with greater credit risk, we may require that the lender pay an upfront fee to compensate us for assuming the additional credit risk. We refer to this payment as a risk-based pricing adjustment. We also may adjust the monthly contractual guaranty fee rate so that the pass-through coupon rates on Fannie Mae MBS are in more easily tradable increments of a whole or half percent by making an upfront payment to the lender (“buy-up”) or receiving an upfront payment from the lender (“buy-down”).

As we receive monthly contractual payments for our guaranty obligation, we recognize guaranty fee income. We defer upfront risk-based pricing adjustments and buy-down payments that we receive from lenders and recognize these amounts as a component of guaranty fee income over the expected life of the underlying assets of the related MBS trusts. We record buy-up payments we make to lenders as an asset and reduce the recorded asset as cash flows are received over the expected life of the underlying assets of the related MBS trusts. We assess buy-ups for other-than-temporary impairment and include any impairment recognized as a component of guaranty fee income. The extent to which we amortize deferred payments into income depends on the rate of expected prepayments, which is affected by interest rates. In general, as interest rates decrease, expected prepayment rates increase, resulting in accelerated accretion into income of deferred fee amounts, which increases our guaranty fee income. Prepayment rates also affect the estimated fair value of buy-ups. Faster than expected prepayment rates shorten the average expected life of the underlying assets of the related MBS trusts, which reduces the value of our buy-up assets and may trigger the recognition of other-than temporary impairment.

The average effective guaranty fee rate reflects our average contractual guaranty fee rate adjusted for the impact of amortization of deferred amounts and buy-up impairment. Table 15 shows our guaranty fee income, including and excluding buy-up impairments, our average effective guaranty fee rate, and Fannie Mae MBS activity for 2004, 2003 and 2002.

Table 15:  Analysis of Guaranty Fee Income and Average Effective Guaranty Fee Rate

	For the Year Ended December 31,									Variance
	2004			2003			2002			2004	2003
	Amount	Rate(1)		Amount	Rate(1)		Amount	Rate(1)		vs. 2003	vs. 2002
				(Restated)			(Restated)
	(Dollars in millions)

Guaranty fee income, excluding impairment of buy-ups	$3,640	21.0	bp	$3,474	22.2	bp	$2,808	21.5	bp	5%	24%
Impairment of buy-ups	(36)	(0.2)		(193)	(1.2)		(292)	(2.2)		(81)	(34)

Guaranty fee income and average effective guaranty fee rate	$3,604	20.8	bp	$3,281	21.0	bp	$2,516	19.3	bp	10%	30%

Average outstanding Fannie Mae MBS and other guaranties(2)	$1,733,060			$1,564,812			$1,303,677			11%	20%
Fannie Mae MBS issues	552,482			1,220,066			743,630			(55)	64

(1)	Calculated based on guaranty fee income components divided by average outstanding Fannie Mae MBS and other guaranties. Shown in basis points.

(2)	Reflects average during the reported period calculated based on beginning and end of year balances of the aggregate unpaid principal balance of loans underlying Fannie Mae MBS and other guaranties. Other guaranties include $14.7 billion, $12.8 billion and $11.8 billion as of December 31, 2004, 2003 and 2002, respectively, related to long-term standby commitments and credit enhancements.

Guaranty fee income of $3.6 billion for 2004 was up 10% over 2003, primarily due to an 11% increase in average outstanding Fannie Mae MBS and other guaranties. Our average effective guaranty fee rate remained essentially flat at 20.8 basis points in 2004, compared to 21.0 basis points in 2003. Guaranty fee income of $3.3 billion for 2003 was up 30% over 2002, driven by a 20% increase in average outstanding Fannie Mae MBS and other guaranties and a 9% increase in the average effective guaranty fee rate to 21.0 basis points from 19.3 basis points.

Growth in outstanding Fannie Mae MBS depends largely on the volume of mortgage assets made available for securitization and our assessment of the credit risk and pricing dynamics of these mortgage assets. During the three-year period from 2002 to 2004, we experienced exceptional growth in the amount of outstanding Fannie Mae MBS. Outstanding Fannie Mae MBS increased by 47% during this period, reflecting an average annual rate of growth of approximately 16%. A key driver of this growth was the record pace of mortgage originations in the primary market during the period, with originations reaching a record $3.9 trillion in 2003 and our issuance of Fannie Mae MBS reaching a record $1.2 trillion in 2003. Borrowers took advantage of historically low interest rates and refinanced into long-term fixed-rate mortgages, which represent the majority of our business volume. Increased market demand among depository institutions for investments in fixed-rate mortgages, partially stemming from the unusually steep yield curve during the period, also fueled growth in outstanding Fannie Mae MBS during this period.

Growth in outstanding Fannie Mae MBS slowed in 2004, reflecting the impact of a considerable drop in the volume of refinancings from the record levels in 2003 and a shift in the primary market to an increasing share of originations of lower credit quality loans, loans with reduced documentation and loans to fund investor properties, as well as a decline in originations of traditional mortgages, such as conventional fixed-rate loans. Competition from private-label issuers, who have been a significant source of funding for these mortgage products, reduced our market share and level of MBS issuances. This trend continued in 2005 and 2006; however, we began to increase our participation in these product types where we concluded that it would be economically advantageous or that it would contribute to our mission objectives.

Our average effective guaranty fee rate, excluding the effect of buy-up impairments, declined to 21.0 basis points in 2004 from 22.2 basis points in 2003, reflecting a decrease in the accretion of deferred fees into income. Mortgage interest rates were higher in 2004 relative to 2003, which increased the average expected life of the underlying assets of outstanding Fannie Mae MBS and slowed the pace of the amortization of fees. The increase in the average expected life of outstanding Fannie Mae MBS resulted in an increase in the value of our buy-up assets. Consequently, we recognized substantially less buy-up impairment in 2004 than in 2003.

Our average effective guaranty fee rate, excluding the effect of buy-up impairments, increased to 22.2 basis points in 2003 from 21.5 basis points in 2002 as we accelerated the accretion of deferred fees into income in response to substantially higher than expected prepayment rates that resulted from record low mortgage rates. The decrease in the average expected life of outstanding Fannie Mae MBS caused the value of our buy-up assets to decline, which triggered the recognition of impairment.

Fee and Other Income

Fee and other income includes transaction fees, technology fees, multifamily fees and foreign currency transaction gains and losses. Transaction and technology fees are largely driven by business volume, while foreign currency transaction gains and losses are driven by fluctuations in exchange rates on our foreign denominated debt. Fee and other income totaled $404 million, $340 million and $89 million in 2004, 2003 and 2002, respectively. The increase in fee and other income in 2004 from 2003 was primarily due to a reduction in net foreign currency transaction losses, which more than offset a decline in transaction fees from reduced business volumes. The increase in 2003 from 2002 was largely due to an increase in transaction, technology and multifamily fees resulting from a substantial increase in business volumes.

Investment Losses, Net

Investment losses, net includes other-than-temporary impairment on available-for-sale securities, lower-of-cost-or-market adjustments on held for sale loans, gains and losses recognized on the securitization of loans from our portfolio and the sale of securities, unrealized gains and losses on trading securities and other investment losses. Investment gains and losses may fluctuate significantly from period to period depending upon our portfolio investment and securitization activities, changes in market conditions that may result in fluctuations in the fair value of trading securities, and other-than-temporary impairment. Table 16 summarizes the components of investment gains and losses for 2004, 2003 and 2002.

Table 16:  Investment Losses, Net

	For the Year Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
	(Dollars in millions)

Other-than-temporary impairment on available-for-sale securities(1)	$(389)	$(733)	$(676)
Lower-of-cost-or-market adjustments on held for sale loans	(110)	(370)	(17)
Gains (losses) on Fannie Mae portfolio securitizations, net	(34)	(13)	13
Gains (losses) on sale of investment securities, net	185	87	(14)
Unrealized gains (losses) on trading securities, net	24	(97)	205
Other investment losses, net	(38)	(105)	(12)

Investment losses, net	$(362)	$(1,231)	$(501)

(1)	Excludes other-than-temporary impairment on guaranty assets and buy-ups as these amounts are recognized as a component of guaranty fee income.

Other-than-Temporary Impairment

We routinely evaluate available-for-sale securities for other-than-temporary impairment. We identify securities that are impaired based on the extent to which the estimated fair value is less than the amortized cost. We consider the impairment to be other than temporary if we determine that it is probable that we will be unable to collect all of the contractual principal and interest payments or if we do not have the ability and intent to hold the security until it recovers to its carrying amount. We consider many factors in assessing other-than-temporary impairment, including the severity and duration of the impairment, recent events specific to the issuer and/or the industry to which the issuer belongs, external credit ratings and recent downgrades, as well as our ability and intent to hold such securities until recovery. When we decide to sell an impaired security and do not expect the fair value of the security to fully recover prior to the expected time of sale, we identify the security as other-than-temporarily impaired in the period that the decision to sell is made. We provide additional detail on our assessment of other-than-temporary impairment in “Notes to Consolidated Financial Statements—Note 2, Summary of Significant Accounting Policies.”

We recognized other-than-temporary impairment on AFS securities totaling $389 million, $733 million and $676 million in 2004, 2003 and 2002, respectively, primarily related to our investments in manufactured housing securities, commercial aircraft lease securities, mortgage-related interest-only securities and other mortgage-related securities. The impairment amounts are reflected in the results of our Capital Markets group and detailed below.

Beginning in 2002, there was a significant weakening in the manufactured housing sector. As a result, certain manufactured housing servicers began to experience financial difficulties, triggering a deterioration in the credit quality of certain securities as evidenced by credit downgrades and a considerable decline in fair value. Other-than-temporary impairment on our investments in manufactured housing securities totaled $55 million, $511 million and $174 million in 2004, 2003 and 2002, respectively. In addition, the downturn in the airline industry contributed to a decline in the fair value of our aircraft lease securities that we deemed to be other than temporary. Other-than-temporary impairment on our investments in aircraft lease securities totaled $121 million and $39 million in 2003 and 2002, respectively. We did not record any other-than-temporary impairment on our investments in aircraft lease securities in 2004.

We are required to write down the cost basis of our investments in mortgage-related interest-only securities when there is both a decline in fair value below the carrying amount and an adverse change in expected cash flows. Decreases in interest rates cause the expected lives of these securities to shorten, which decreases the expected cash flows and fair value of the securities. Interest rates began to decline in 2002 and reached a historic low in mid-2003 before beginning to increase during the second half of 2003 and 2004. The other-than-temporary impairment of $49 million, $78 million and $403 million we recognized on mortgage-related interest-only securities in 2004, 2003 and 2002, respectively, is reflective of the interest rate environment during each year. We recognized a significantly higher impairment amount during 2002 because of the declining interest rate environment.

We also recognized other-than-temporary impairment on certain other mortgage-related securities totaling $285 million, $23 million and $60 million in 2004, 2003 and 2002, respectively. The $285 million of impairment recognized in 2004 primarily relates to certain securities with unrealized losses as of December 31, 2004 that we identified for possible sale subsequent to December 31, 2004 to comply with OFHEO’s directive that we achieve a 30% surplus over our statutory minimum capital requirement by September 30, 2005. Our intent was to hold the identified securities, but as capital requirements dictated, we would evaluate selling. Because of the uncertainty of our ability to hold these securities until the value fully recovered, we were required to recognize the unrealized losses as other-than-temporary impairments as of December 31, 2004.

We will continue to regularly assess our investments for impairment. A significant downward trend in interest rates could result in additional future impairments on our mortgage-related interest-only securities. We expect the continued downturn in the manufactured housing sector to result in the recognition of additional impairment on our investments in manufactured housing securities, which had a carrying value of $5.4 billion as of December 31, 2004.

Lower-of-Cost-or-Market Adjustments on Held for Sale Loans

We record loans classified as held for sale at the lower of cost or market, with any excess of cost over fair value reflected as a valuation allowance and changes in the valuation allowance recognized in income. The fair value of held for sale mortgage loans will fluctuate from period to period based primarily on changes in mortgage interest rates. As interest rates decline, the fair value of fixed-rate mortgage loans will generally increase, and as interest rates rise, the fair value of fixed-rate mortgage loans will generally decrease. In an environment of increasing interest rates or significant interest rate volatility, the LOCOM adjustment will typically increase.

We recorded losses related to LOCOM adjustments totaling $110 million, $370 million and $17 million in 2004, 2003 and 2002, respectively. We purchased a significant volume of mortgage loans in 2003 in response to the record level of mortgage originations in the primary market as mortgage interest rates reached record lows in the first half of 2003. An increase in interest rates in the second half of 2003 reduced the value of our HFS loans, resulting in a significantly higher amount of LOCOM adjustments in 2003.

Gains (Losses) on Fannie Mae Portfolio Securitizations, Net

Portfolio securitizations involve the transfer of mortgage loans or mortgage-related securities from our balance sheet to a trust to create Fannie Mae MBS (whether in the form of single-class Fannie Mae MBS, REMICs or other types of beneficial interests). We may retain an interest in the assets transferred to a trust in a portfolio securitization by receiving a portion of the resulting issued securities. If the transfer qualifies as a sale under SFAS 140, we determine the gain (loss) on sale by allocating the carrying value of the financial assets sold and the interests retained based on their relative estimated fair values. The gain (loss) we recognize is the difference between the cash proceeds from the sale, net of any liabilities assumed, and the cost allocated to the financial assets sold. The timing of the recognition of the gain (loss) is dependent upon meeting specific accounting criteria. As a result, the gain (loss) on sale may be recorded in a different accounting period than the period in which the securitization is completed. In addition, we may securitize financial assets in a different accounting period than the period in which the financial assets were purchased. See “Notes to Consolidated Financial Statements—Note 2, Summary of Significant Accounting Policies” and “Notes to Consolidated Financial Statements—Note 7, Portfolio Securitizations” for additional information on our accounting for Fannie Mae portfolio securitizations.

Gains (losses) on Fannie Mae portfolio securitizations in any given period are primarily affected by the level of securitization activity, the carrying amount of the financial assets sold, and changes in interest rates and prices from the time the financial assets are purchased until the completion of the securitization. We generally record losses on portfolio securitization transactions because we are required to recognize a liability for the fair value of our guaranty obligation in determining the gain or loss on the sale. We recorded net losses on Fannie Mae portfolio securitizations of $34 million and $13 million in 2004 and 2003, respectively, and a net gain of $13 million in 2002, related to the securitization of approximately $12.3 billion, $7.2 billion and $3.2 billion, respectively, of mortgage assets where we were considered to be the transferor.

Gains (Losses) on Sale of Investment Securities, Net

Gains (losses) on the sale of investment securities in any given period are primarily affected by the volume of sales and changes in interest rates and prices from the time the securities are purchased until the time they are sold. We recorded net gains of $185 million and $87 million in 2004 and 2003, respectively, and a net loss of $14 million in 2002, primarily related to the sale of securities totaling $18.4 billion, $24.7 billion and $14.0 billion, respectively. We began to increase the level of sales from our mortgage portfolio beginning in the latter part of 2004.

We sold a considerably higher amount of mortgage assets from our portfolio in 2005 and the first nine months of 2006 relative to historical sales levels. The heightened competition for mortgage assets in 2005 and 2006 significantly increased the number of economically attractive opportunities to sell certain mortgage assets, particularly traditional 15-year and 30-year mortgage-related securities, in addition to REMICs structured from 15-year and 30-year Fannie Mae MBS held in our portfolio. Sales of selected assets from our portfolio contributed to both the enhancement of economic value and the reduction of portfolio balances to achieve our capital plan objectives.

Unrealized Gains (Losses) on Trading Securities, Net

Trading securities are carried at fair value with unrealized gains and losses recorded in earnings. We expect unrealized gains and losses on trading securities to fluctuate each period with changes in volumes, interest rates and market prices. We recorded unrealized gains on trading securities of $24 million in 2004, unrealized losses of $97 million in 2003 and unrealized gains of $205 million in 2002. The increase in interest rates in the second half of 2003 resulted in unrealized losses, while the general decline in interest rates during 2002 resulted in unrealized gains.

Derivatives Fair Value Losses, Net

We record all derivatives as either assets or liabilities in the consolidated balance sheets at estimated fair value and recognize changes in fair value in our consolidated statements of income. Changes in the fair value of our derivatives, including mortgage commitments, resulted in losses of $12.3 billion, $6.3 billion and $12.9 billion in 2004, 2003 and 2002, respectively.

Because we did not qualify for hedge accounting during the reported periods, we changed the timing of the recognition of the derivative gains and losses in our consolidated statements of income and the classification of net contractual interest expense accruals on interest rate swaps. Prior to the restatement, we had pre-tax cumulative deferred net derivative losses reported in AOCI and cumulative debt basis adjustments totaling $13.5 billion as of June 30, 2004 and $15.8 billion and $16.6 billion as December 31, 2003 and December 31, 2002, respectively. Had we qualified for hedge accounting, the cumulative deferred losses would have been amortized into income in future periods, resulting in a decrease in our future net income. The restatement shifted the recognition of the cumulative deferred losses on our derivatives to net income from AOCI for the restatement period and eliminated the cumulative debt basis adjustments. In addition, the net contractual interest expense accruals on interest rate swaps, which were previously recorded in our income statement as a component of interest expense, are included in “Derivative fair value losses, net.”

To fully understand the derivatives fair value gains and losses recognized in our consolidated statements of income, it is important to examine the gains and losses in the context of our overall interest rate risk management objectives and strategy, including the economic objective in our use of various types of derivative instruments, the factors that drive changes in the fair value of our derivatives, how these factors affect changes in the fair value of other assets and liabilities, and the differences in accounting for our derivatives and other financial instruments.

While we use debt instruments as the primary means to fund our mortgage investments and manage our interest rate risk exposure, we supplement our issuance of debt with interest rate-related derivatives to manage the prepayment and duration risk inherent in our mortgage investments. As an example, by combining a pay-fixed swap with short-term variable-rate debt, we can achieve the economic effect of converting short-term variable-rate debt into long-term fixed-rate debt. By combining a pay-fixed swaption with short-term variable-rate debt, we can achieve the economic effect of converting short-term variable-rate debt into long-term callable debt. The cost of derivatives used in our management of interest rate risk is an inherent part of the cost of funding and hedging our mortgage investments and is economically similar to the interest expense that we recognize on the debt we issue to fund our mortgage investments. However, because we do not apply hedge accounting to our derivatives, the fair value gains or losses on our derivatives, including the periodic net contractual interest expense accruals on our swaps, are reported as “Derivatives fair value losses, net” in our consolidated statements of income rather than as interest expense.

Our derivatives consist primarily of over-the-counter (“OTC”) contracts and commitments to purchase and sell mortgage assets that are valued using a variety of valuation models. The valuation model that we select to estimate the fair value of our derivatives requires assumptions and inputs, such as market prices, yield curves and measures of interest rate volatility, which often require judgment. Accordingly, we have identified the estimation of the fair value of our derivatives as a critical accounting policy, which we discuss further in “Critical Accounting Policies and Estimates—Fair Value of Financial Instruments—Sensitivity Analysis for Risk Management Derivatives” and “Notes to Consolidated Financial Statements—Note 19, Fair Value of Financial Instruments.” We also discuss the primary factors affecting changes in the fair value of our derivatives. These factors include the following:

•	Changes in the level of interest rates: Because our derivatives predominately consist of pay-fixed swaps, we typically report losses in fair value when interest rates decrease. As part of our economic hedging strategy, these derivatives, in combination with our debt issuances, are intended to offset changes in the fair value of our mortgage assets, which tend to increase in value when interest rates decrease.

•	Implied interest rate volatility: We purchase option-based derivatives to economically hedge the embedded prepayment option in our mortgage investments. A key variable in estimating the fair value of option-based derivatives is implied volatility, which reflects the market’s expectation about the future volatility of interest rates. Assuming all other factors are held equal, including interest rates, a decrease in implied volatility would reduce the fair value of our derivatives.

•	Changes in our derivative activity: As interest rates change, we are likely to take actions to rebalance our portfolio to manage our interest rate exposure. As interest rates decrease, expected mortgage prepayments are likely to increase, which reduces the duration of our mortgage investments. In this scenario, we generally will rebalance our existing portfolio to manage this risk by terminating pay-fixed swaps or adding receive-fixed swaps, which shortens the duration of our liabilities. Conversely, when interest rates increase and the duration of our mortgage assets increases, we are likely to rebalance our existing portfolio by adding pay-fixed swaps that have the effect of extending the duration of our liabilities. We also add derivatives in various interest rate environments to hedge the risk of incremental mortgage purchases that we are not able to accomplish solely through our issuance of debt securities.

The following tables show the impact of derivatives on our consolidated statements of income and consolidated balance sheets. Table 17 provides an analysis of changes in the estimated fair value of the net derivative asset (liability), excluding mortgage commitments, recorded in our consolidated balance sheets between the periods December 31, 2004, 2003 and 2002, including the components of the derivatives fair value gains (losses) recorded in our consolidated statements of income. As indicated in Table 17, the net derivative estimated fair value amount recorded in our consolidated balance sheet shifted to a net asset of $5.4 billion as of December 31, 2004, from a net liability of $6.1 billion as of the beginning of 2002. The general effect on our consolidated financial statements of the changes in estimated fair value shown in this table is described following the table.

Table 17:  Changes in Risk Management Derivative Assets (Liabilities) at Fair Value, Net(1)

	As of December 31,
	2004	2003	2002
		(Restated)	(Restated)
	(Dollars in millions)

Beginning net derivative asset (liability)(2)	$3,988	$(3,365)	$(6,135)
Effect of cash payments:
Fair value at inception of contracts entered into during the period(3)	2,998	5,221	5,425
Fair value at date of termination of contracts settled during the period(4)	4,129	1,520	7,554
Periodic net cash contractual interest payments	6,526	5,365	7,909

Total cash payments	13,653	12,106	20,888

Income statement impact of recognized amounts:
Periodic net contractual interest expense accruals on interest rate swaps	(4,981)	(6,363)	(7,583)
Net change in fair value during the period	(7,228)	1,610	(10,535)

Derivatives fair value losses, net(5)	(12,209)	(4,753)	(18,118)

Ending derivative asset (liability)(2)	$5,432	$3,988	$(3,365)

Derivatives fair value gains (losses) attributable to:
Periodic net contractual interest expense accruals on interest rate swaps	$(4,981)	$(6,363)	$(7,583)
Net change in fair value of terminated derivative contracts from end of prior year to date of termination	(4,096)	(1,103)	(4,056)
Net change in fair value of outstanding derivative contracts, including derivative contracts entered into during the period	(3,132)	2,713	(6,479)

Derivatives fair value losses, net(5)	$(12,209)	$(4,753)	$(18,118)

(1)	Excludes mortgage commitments.

(2)	Represents the net of “Derivative assets at fair value” and “Derivative liabilities at fair value” recorded in our consolidated balance sheets, excluding mortgage commitments.

(3)	Primarily includes upfront premiums paid on option contracts.

(4)	Primarily represents cash paid upon termination of derivative contracts.

(5)	Reflects net derivatives fair value losses recognized in the consolidated statements of income, excluding mortgage commitments.

Amounts presented in Table 17 have the following effect on our consolidated financial statements:

•	Cash payments made to purchase options (purchased options premiums) increase the derivative asset recorded in the consolidated balance sheets.

•	Cash payments to terminate and/or sell derivative contracts reduce the derivative liability recorded in the consolidated balance sheets.

•	Periodic interest payments on our interest rate swap contracts also reduce the derivative liability as we accrue these amounts based on the contractual terms and recognize the accrual as an increase to the net derivative liability recorded in the consolidated balance sheets. The corresponding offsetting amount is recorded as expense and included as a component of derivatives fair value losses in the consolidated statements of income.

•	Changes in the estimated fair value of our derivatives that result in a loss are recorded as an increase to the derivative liability or as a decrease to the derivative asset recorded in the consolidated balance sheets. The corresponding offsetting amount is recorded as a component of derivatives fair value losses in the consolidated statements of income.

•	Changes in the estimated fair value of our derivatives that result in a gain are recorded as a decrease to the derivative liability or as an increase to the derivative asset recorded in the consolidated balance sheets. The corresponding offsetting amount is recorded as a component of derivatives fair value gains in the consolidated statements of income.

Table 18 provides additional detail on the derivatives fair value gains and losses recognized in our consolidated statements of income for 2004, 2003 and 2002 by type of derivative instrument. The 5-year interest rate swap rate, which is shown below in Table 18 for each period, is a key reference interest rate affecting the estimated fair value of these derivatives.

Table 18:  Derivatives Fair Value Gains (Losses), Net

	For the Year Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
	(Dollars in millions)

Risk management derivatives:
Swaps:
Pay-fixed	$(10,640)	$(4,269)	$(24,477)
Receive-fixed	3,917	1,849	4,550
Basis swaps	51	(1)	10
Foreign currency swaps	379	695	369
Swaptions:
Pay-fixed	(3,841)	387	(1,918)
Receive-fixed	(1,913)	(3,047)	4,279
Interest rate caps	(140)	(339)	(734)
Other(1)	(22)	(28)	(197)

Risk management derivatives fair value losses, net	(12,209)	(4,753)	(18,118)
Mortgage commitment derivatives fair value gains (losses), net	(47)	(1,536)	5,199

Total derivatives fair value losses, net	$(12,256)	$(6,289)	$(12,919)

	As of December 31,
	2004	2003	2002

5-year swap rate:
Beginning rate	3.64%	3.20%	5.09%
Change	0.38	0.44	(1.89)

Ending rate	4.02%	3.64%	3.20%

(1)	Includes MBS options, forward starting debt, forward purchase and sale agreements, swap credit enhancements, mortgage insurance contracts and exchange-traded futures.

Table 19 provides additional detail on the estimated fair value of derivatives recorded in our consolidated balance sheets and the related outstanding notional amount by derivative instrument type as of December 31, 2004 and 2003. We describe our risk management derivative activity in “Risk Management—Interest Rate Risk Management and Other Market Risks.” We describe our credit exposure on our risk management derivatives in “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management.”

Table 19:  Notional and Fair Value of Derivatives

	As of December 31,
	2004		2003
		Estimated		Estimated
	Notional	Fair	Notional	Fair
	Amount	Value(1)	Amount	Value(1)
			(Restated)
	(Dollars in millions)

Risk management derivatives:
Swaps:
Pay-fixed	$142,017	$(6,687)	$364,377	$(12,197)
Receive-fixed	81,193	479	201,229	3,393
Basis swaps	32,273	7	32,303	(8)
Foreign currency swaps	11,453	686	5,195	335
Swaptions:
Pay-fixed	170,705	3,370	163,980	5,693
Receive-fixed	147,570	7,711	141,195	8,468
Interest rate caps	104,150	638	130,350	607
Other(2)	733	84	379	98

	690,094	6,288	1,039,008	6,389
Accrued interest	—	(856)	—	(2,401)

Total risk management derivatives	$690,094	$5,432	$1,039,008	$3,988

Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	$2,118	$4	$2,709	$10
Forward contracts to purchase mortgage-related securities	20,059	43	19,882	142
Forward contracts to sell mortgage-related securities	18,423	(35)	20,969	(147)

Total mortgage commitment derivatives	$40,600	$12	$43,560	$5

(1)	Represents the net amount of “Derivative assets at fair value” and “Derivative liabilities at fair value” in the consolidated balance sheets.

(2)	Includes MBS options, swap credit enhancements, and the fair value of mortgage insurance contracts that are accounted for as derivatives. These mortgage insurance contracts have payment provisions that are not based on a notional amount.

As discussed above, because a significant portion of our derivatives consists of pay-fixed swaps, we expect the aggregate estimated fair value of our derivatives to decline and result in derivative losses when long-term interest rates decline because we are paying a higher fixed rate of interest relative to the current interest rate environment. For the years ended December 31, 2004, 2003 and 2002, we recorded net periodic contractual interest expense accruals on our interest rate swaps totaling $5.0 billion, $6.4 billion and $7.6 billion, respectively, which are shown above in Table 17 and included in the derivatives fair value losses recognized in the consolidated statements of income. Had we elected to fund our mortgage investments with long-term fixed- rate debt instead of a combination of short-term variable-rate debt and interest rate swaps, the expense related to our interest rate swap accruals would have been reflected as interest expense instead of as a component of our derivatives fair value losses.

During 2004, there was a decrease in implied volatility that resulted in a decline in the estimated fair value of our option-based derivatives, including both our pay-fixed and receive-fixed swaptions. Although we recorded derivatives fair value losses of $12.3 billion in our consolidated statements of income due to the decrease in the estimated fair value of our derivatives, as discussed in “Supplemental Non-GAAP Information—Fair Value Balance Sheet,” the estimated fair value of our net assets increased by $8.9 billion in 2004, net of equity transactions that included proceeds from the issuance of preferred stock and payment of dividends. This increase in estimated fair value was driven in part by an increase in the estimated fair value of our mortgage assets that resulted from the decrease in implied volatility. Since year-end 2004, interest rates have generally increased through 2005 and remain at generally higher levels through November 2006. As a result, we expect to report significantly lower losses from our risk management derivatives in 2005 and 2006, relative to the losses reported in 2004.

While changes in the estimated fair value of our derivatives resulted in net expense in each reported period, we incurred this expense as part of our overall interest rate risk management strategy to economically hedge the prepayment and duration risk of our mortgage investments. As more fully described in “Risk Management—Interest Rate Risk Management and Other Market Risks,” we believe our duration gap, which is a measure of the difference between the estimated durations of our interest rate sensitive assets and liabilities, is a useful tool in assessing our interest rate exposure and our management thereof as it shows the extent to which changes in the fair value of our mortgage investments are offset by changes in the fair value of our debt and derivatives.

During 2002 and prior periods, our interest rate risk parameters were consistent with maintaining our duration gap within a range of plus or minus six months about two-thirds of the time. This resulted in our taking more interest rate risk than if we had managed the duration within a tighter range, which could prove beneficial or detrimental to our investment results depending upon interest rate changes and how we managed them. Changes in market conditions during 2002, including significant interest rate volatility coupled with low interest rates that fueled a surge in refinancings and a substantial increase in expected prepayments, caused the duration of our mortgages to shorten by a much larger extent than the duration of our liabilities. As a result, our duration gap during this period fell outside of our target range for three consecutive months and reached minus 14 months, reflecting the unusually large mismatch between the durations of our assets and liabilities. As this occurred, the fair value of our assets increased less than the fair value of our liabilities, and as such the fair value of our net assets and our operating results were significantly less than had we managed our duration gap to a tighter range. In other periods, managing our duration gap to a wider range benefited the fair value of our net assets and our operating results.

In mid-2003, we announced the implementation of new corporate financial disciplines that resulted in our taking less interest rate exposure, which had the effect of reducing the potential for economic losses resulting from changes in interest rates but also reducing the potential for economic gains. As part of these disciplines, we committed to managing the portfolio’s duration gap within a target range of plus or minus six months substantially all of the time. Our duration gap has not exceeded plus or minus one month for any month since October 2004. We present our monthly duration gap for the period January 1, 2002 to December 31, 2004 in “Risk Management—Interest Rate Risk Management and Other Market Risks—Monitoring and Measuring Interest Rate Risk.” To maintain our duration gap within the tighter tolerances, we issue more callable debt, purchase more options and take rebalancing actions earlier and with greater frequency than we did prior to adopting this policy. However, the increased level of optionality provided by our callable debt and option-based derivatives generally reduces the magnitude of rebalancing actions needed for a given change in interest rates. The effects of our investment strategy, including our interest rate risk management, are reflected in changes in the fair value of our net assets over time.

Debt Extinguishment Losses, Net

We call debt securities in order to reduce future debt costs as a part of our integrated interest rate risk management strategy. We also repurchase debt in order to enhance the liquidity of our debt. Debt extinguishment losses are affected by the level of debt extinguishment activity and the price performance of our debt securities. Typically, the amount of debt repurchased has a greater impact on gains and losses recognized on debt extinguishments than the amount of debt called. Debt repurchases, unlike debt calls, may require the payment of a premium and therefore result in higher extinguishment costs. As a result, we historically have generally repurchased high interest rate debt at times (and in amounts) when we believed we had sufficient income available to absorb or offset those higher costs. In its May 2006 report, OFHEO stated that our debt repurchases undertaken during 2001 through 2003 were made to help achieve a stable pattern of earnings growth and meet analyst expectations.

We recognized a pre-tax loss of $152 million in 2004 from the repurchase of $4.3 billion and call of $155.6 billion of debt. In comparison, we recognized a pre-tax loss of $2.7 billion in 2003 from the repurchase of $19.8 billion and call of $188.7 billion of debt, and a pre-tax loss of $814 million in 2002 from the repurchase of $7.9 billion and call of $121.0 billion of debt. As interest rates began to rise in 2004, we began to curb our debt repurchase activity.

Loss from Partnership Investments

We make numerous investments in limited partnerships, which primarily include investments in LIHTC partnerships that sponsor affordable housing projects and provide tax credits. These investments assist us in achieving our affordable housing mission and also provide a satisfactory return on capital. These investments, which totaled approximately $8.1 billion and $6.4 billion as of December 31, 2004 and 2003, respectively, generate tax credits and net operating losses that reduce our federal income tax liability. In some cases, we consolidate these entities in our financial statements. In other cases, we account for these investments using the equity method and record our share of operating losses in the consolidated statements of income as “Loss from partnership investments.” Investments we accounted for under the equity method totaled $4.2 billion and $6.0 billion as of December 31, 2004 and 2003, respectively. We provide additional information on the nature of these investments and applicable accounting in “Off-Balance Sheet Arrangements—LIHTC Partnership Interests.”

Loss from partnership investments, net, accounted for under the equity method totaled $702 million, $637 million and $509 million in 2004, 2003 and 2002, respectively. The increase in losses in each year was primarily due to our increased level of LIHTC partnership investments. We further increased our investments in LIHTC partnerships in 2005 and 2006, which we expect will generate additional tax credits and net operating losses. For more information on our use of tax credits associated with our LIHTC investments, refer to “Provision for Federal Income Taxes” below.

Provision for Credit Losses

The provision for credit losses results from a detailed analysis estimating an appropriate allowance for loan losses for single-family and multifamily loans classified as held for investment in our mortgage portfolio and reserve for guaranty losses for credit-related losses associated with certain mortgage loans that back Fannie Mae MBS held in our portfolio and held by other investors. The provision for credit losses may reflect an increase or decrease, depending on whether we need to increase or decrease the allowance for loan losses and reserve for guaranty losses based on our estimate of incurred losses in our portfolio as of each balance sheet date.

While the combined allowance for loan losses and reserve for guaranty losses increased as of December 31, 2004 from December 31, 2003, the provision for credit losses decreased slightly to $352 million in 2004, down $13 million, or 4%, from 2003. The increase in the combined allowance for loan losses and reserve for guaranty losses was due to an observed trend of reduced levels of recourse proceeds from lenders on charged-off loans. While this trend had the effect of increasing the provision for credit losses in 2004, lower than anticipated charge-offs more than offset this impact, leading to a slight reduction in the provision compared to 2003.

The provision for credit losses increased to $365 million in 2003, up $81 million, or 29%, over 2002, primarily due to the significant increase in our single-family mortgage credit book of business and higher incurred losses on certain manufactured housing securities guaranteed by us.

We provide additional detail on charge-offs and factors affecting our allowance for loan losses and reserve for guaranty losses in “Risk Management—Credit Risk Management—Mortgage Credit Risk Management—Allowance for Loan Losses and Reserve for Guaranty Losses” and “Critical Accounting Policies and Estimates—Allowance for Loan Losses and Reserve for Guaranty Losses.”

Other Non-interest Expense

Foreclosed Property Expense (Income)

Foreclosed property expense (income) includes gains and losses on the sale of acquired properties and valuation losses on REO properties held for sale. Foreclosed property expense (income) is affected by the level of foreclosures and the loss severity rate (average loss per case). Home price appreciation and credit enhancements generally reduce the severity of our losses.

We recorded foreclosed property expense of $11 million in 2004, compared with income of $12 million and $11 million in 2003 and 2002, respectively. The acceleration of home prices during this period helped to mitigate our foreclosure losses and resulted in gains on the sale of certain REO properties. The slowdown in the housing market during 2006 has resulted in substantially lower home price appreciation, which is likely to increase our loss severity rates. We provide additional detail on our management of credit losses, including foreclosed property expense, in “Risk Management—Credit Risk Management—Mortgage Credit Risk Management.”

Administrative Expenses

Administrative expenses include costs incurred to run our daily operations, such as salaries and employee benefits, professional services, occupancy expense and technology expenses. Administrative expenses totaled $1.7 billion in 2004, up 14% over 2003, primarily due to the write off of $159 million of software that had been previously capitalized in conjunction with the reengineering of our core technology infrastructure. Administrative expenses totaled $1.5 billion in 2003, up 26% over 2002, primarily due to higher levels of charitable contributions, including a $75 million contribution to the Fannie Mae Foundation, and an increase in stock-based compensation expense recognized in conjunction with our adoption of the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), in 2003.

Costs associated with the restatement process and related regulatory examinations, investigations and litigation defense significantly increased our administrative expenses in 2005 and for the first nine months of 2006. Administrative expenses totaled an estimated $2.2 billion for 2005 and an estimated $2.3 billion for the first nine months of 2006. Based on our current projections, we estimate that, for 2006, our restatement and related regulatory costs will total approximately $850 million and costs attributable to or associated with the preparation of our consolidated financial statements and periodic SEC financial reports for periods subsequent to 2004 will total over $200 million. We anticipate that the costs associated with the preparation of our post-2004 financial statements and periodic SEC reports will continue to have a substantial impact on administrative expenses until we are current in filing our periodic financial reports with the SEC. We believe that our administrative expenses for 2007 will be comparable to those for 2006.

Other Expenses

Other expenses include credit enhancement expenses that relate to costs associated with the purchase of additional mortgage insurance to protect against credit losses, regulatory penalties and other miscellaneous expenses. Other expenses totaled $607 million, $156 million and $105 million in 2004, 2003 and 2002, respectively. The increase in other expenses in 2004 from 2003 primarily stems from the recognition in 2004 of the $400 million civil penalty that we paid to the U.S. Treasury in 2006 pursuant to our settlements with OFHEO and the SEC.

Provision for Federal Income Taxes

The provision for federal income taxes includes deferred tax expense plus current tax expense. Deferred tax expense represents the net change in the deferred tax asset or liability balance during the year plus any change in a valuation allowance. The current tax expense represents the amount of tax currently payable to or receivable from tax authorities. The provision for income taxes does not include the tax effect related to adjustments recorded in AOCI.

Our effective income tax rate, excluding the provision for taxes related to extraordinary amounts and the cumulative effect of change in accounting principle, was reduced below our 35% statutory rate to 17%, 24% and 18% in 2004, 2003 and 2002, respectively. The difference in our statutory rate and effective tax rate is primarily due to the tax benefits we receive from our investments in LIHTC partnerships that help in supporting our mission. As disclosed in “Notes to Consolidated Financial Statements—Note 11, Income Taxes,” our effective tax rate would have been 32%, 31% and 30% in 2004, 2003 and 2002, respectively, had we not received the tax benefits from our investments in LIHTC partnerships.

The variance in our effective income tax rate over the past three years is primarily due to the combined effect of fluctuations in our pre-tax income, which affects the relative tax benefit of tax-exempt income and tax credits, and an increase in the actual dollar amount of tax credits. Our effective income tax rate may vary from period to period, depending on, among other factors, our earnings and the level of tax credits. We expect tax credits resulting from our investments in LIHTC partnerships to grow in the future, which is likely to reduce our effective tax rate. The extent to which we are able to use all of the tax credits generated by existing or future investments in housing tax credit partnerships to reduce our federal income tax liability will depend on the amount of our future federal income tax liability, which we cannot predict with certainty.

We recorded a net deferred tax asset of $6.1 billion and $4.1 billion as of December 31, 2004 and 2003, respectively. We have not recorded a valuation allowance against our net deferred tax asset as we anticipate it is more likely than not that the results of future operations will generate sufficient taxable income to realize the entire tax benefit.

Extraordinary Gains (Losses), Net of Tax Effect

When we determine that we are the primary beneficiary of a VIE under FIN 46R, we are required to consolidate the assets and liabilities of the VIE in our consolidated financial statements at fair value. Effective with the adoption of FIN 46R, any difference between the then fair value and the previous carrying amount of our interests in the VIE is recorded as an extraordinary gain (loss), net of tax effect, in our consolidated statements of income. As a result of our adoption of FIN 46R in 2003, we recorded an extraordinary gain, net of tax effect, of $195 million due to the consolidation of VIEs.

BUSINESS SEGMENT RESULTS

Table 20 provides a summary of the financial results for each of our business segments for the years ended December 31, 2004, 2003 and 2002.

Table 20:  Business Segment Results Summary

				Increase (Decrease)
	For the Year Ended December 31,			2004 vs. 2003		2003 vs. 2002
	2004	2003	2002	$	%	$	%
		(Restated)	(Restated)
	(Dollars in millions)

Revenue(1):
Single-Family Credit Guaranty	$5,153	$4,994	$3,957	$159	3%	$1,037	26%
Housing and Community Development	538	398	305	140	35	93	30
Capital Markets	46,135	47,293	49,267	(1,158)	(2)	(1,974)	(4)

Total	$51,826	$52,685	$53,529	$(859)	(2)%	$(844)	(2)%

Net income:
Single-Family Credit Guaranty	$2,514	$2,481	$1,958	$33	1%	$523	27%
Housing and Community Development	337	286	184	51	18	102	55
Capital Markets	2,116	5,314	1,772	(3,198)	(60)	3,542	200

Total	$4,967	$8,081	$3,914	$(3,114)	(39)%	$4,167	106%

	As of December 31,
	2004	2003
		(Restated)

Total assets:
Single-Family Credit Guaranty business	$11,543	$8,724	$2,819	32%
Housing and Community Development	10,166	7,853	2,313	29
Capital Markets Group	999,225	1,005,698	(6,473)	(1)

Total	$1,020,934	$1,022,275	$(1,341)	—%

(1)	Includes interest income, guaranty fee income, and fee and other income.

We use various methodologies to allocate certain balance sheet and income statement line items to the responsible operating segment. For a description of our allocation methodologies and more financial detail on our business segments, see “Notes to Consolidated Financial Statements—Note 15, Segment Reporting.” Following is an analysis and discussion of the performance of our business segments.

Single-Family Credit Guaranty Business

Our Single-Family Credit Guaranty business generated net income of $2.5 billion, $2.5 billion and $2.0 billion in 2004, 2003 and 2002, respectively. The significant components of Single-Family net income include guaranty fees, net interest income, fee and other income, the provision for credit losses and other expenses.

Net income for the Single-Family business segment remained essentially flat in 2004 from 2003, with an increase in guaranty fee income offset by lower fee and other income, and higher expenses. Guaranty fee income increased by 6% in 2004 from 2003, primarily due to growth in average outstanding single-family Fannie Mae MBS in 2004. The average effective guaranty fee rate on single-family Fannie Mae MBS remained essentially flat in 2004 as compared to 2003. This increase in guaranty fee income was offset primarily by: (1) an 11% increase in other expenses in 2004, due to the allocation of a portion of the $400 million civil penalty paid to the U.S. Treasury in connection with our settlements with the SEC and OFHEO; (2) a 21% decline in fee and other income in 2004 due to lower technology-related transactions and associated revenues, which was driven by lower single-family business volumes in 2004 as compared to 2003; and (3) a 4% increase in our provision for federal income taxes, due to higher pre-tax earnings.

Net income for the Single-Family business segment increased by 27% in 2003 from 2002, with significant increases in all revenue components partially offset by increases in other expenses, the provision for federal income taxes and the provision for credit losses. The primary reason for the increase in Single-Family net income in 2003 was a 29% increase in guaranty fee income in 2003 from 2002. This increase in guaranty fee income was primarily due to growth in average outstanding single-family Fannie Mae MBS in 2003. Also contributing to the increase in guaranty fee income in 2003 was an increase in our average effective guaranty fee rate on single-family Fannie Mae MBS. This increase in the average effective single-family guaranty fee rate was primarily attributable to accelerated income recognition resulting from higher than expected prepayments that occurred in 2003. Other factors contributing to the increase in net income for the Single-Family business segment in 2003 included: (1) a 34% increase in fee and other income in 2003, primarily due to significantly higher technology-related transactions and associated revenues driven by higher single-family business volumes in 2003 as compared to 2002; and (2) an 85% increase in investment gains from increased securitization activities. These increases were partially offset by: (1) a 27% increase in the provision for federal income taxes, due to higher pre-tax earnings in 2003 as compared to 2002; (2) a 23% increase in other expenses in 2003 from 2002, due to higher direct and allocated costs, which were driven by higher single-family business volumes in 2003 as compared to 2002 and higher average outstanding single-family Fannie Mae MBS in 2003; and (3) a 40% increase in the provision for credit losses in 2003 from 2002, primarily due to the increase in our single-family mortgage credit book of business in 2003 and an increase in the guaranty liability relating to mortgage-related securities backed by manufactured housing.

As described in “Consolidated Results of Operations” above, we experienced exceptional growth in our single-family mortgage credit book of business of 25.9% from 2002 to 2004. This growth was largely due to the record pace of mortgage originations over that period. Growth in outstanding single-family Fannie Mae MBS slowed from 2003 to 2004, reflecting the impact of a decrease in mortgage originations from the record levels of originations in 2003, as well as increased competition from private-label issuers of single-family mortgage-related securities.

During 2002-2004, our Single-Family business continued focusing on lender relationships, effectively increasing revenues and managing credit risk. However, some fundamental changes in the mortgage market began posing challenges to our participation in the secondary market, with such challenges continuing today.

•	First, there was intense competition for the purchase of mortgage assets by a growing number of mortgage investors through a variety of investment vehicles and structures. While single-family mortgage originations posted the second strongest year in history at $2.8 trillion ($1.3 trillion for home purchase and $1.5 trillion for refinancing) in 2004, the appetite of other investors to purchase and hold mortgages also remained strong.

•	Second, in a steeper interest rate curve environment and with a variety of new mortgage products being introduced and accepted by investors at tightening credit spreads, consumers increasingly took advantage of adjustable-rate mortgages, including non-traditional products such as interest-only ARMs, negative-amortizing ARMs and a variety of other product and risk combinations. This meaningfully changed the overall mix of mortgage originations in the primary mortgage market away from the long-term fixed-rate mortgage, where we have historically had the greatest market penetration. In addition, the sub-prime mortgage market, where we had little presence, began to represent a progressively greater portion of mortgage originations.

•	Third, as consumer demand for floating-rate and sub-prime mortgage loans grew, so did demand from other mortgage investors, which accelerated the growth of competing securitization options in the form of private-label mortgage-related securities. This development challenged the competitive position of our Fannie Mae MBS in the secondary market and sparked aggressive competition for loans.

We are responding to these challenges with a focus on understanding and serving our customers’ needs, strengthening our relationships with key partners, and helping lenders reach and serve new, emerging and non-

traditional markets by providing more flexible, low-cost mortgage options. We also continue to expand our lending options for borrowers with weaker credit histories.

HCD Business

Our Housing and Community Development business generated net income of $337 million, $286 million and $184 million in 2004, 2003 and 2002, respectively. The significant components of HCD net income include guaranty fees, fee and other income, other expenses, and income tax benefits and losses associated with LIHTC and other partnership investments.

Net income for the HCD business segment increased 18% from 2003 to 2004, with an increase in guaranty fees, fee and other income, and tax benefits associated with HCD’s partnership investments partially offset by higher losses from partnership investments, higher net interest expense and increased other expenses. Guaranty fee income increased by 25% in 2004, as a result of growth in the average outstanding multifamily book of business in 2004 at stable effective guaranty fee rates. Fee and other income increased by 49% in 2004, attributable to an increase in multifamily transaction fees earned from substantially higher borrower refinancing activity in 2004 as compared to 2003. These increases in revenues were partially offset by a 66% increase in other expenses in 2004, reflecting HCD’s portion of the $400 million civil penalty paid to the U.S. Treasury in connection with our settlements with the SEC and OFHEO, as well as increased direct and allocated costs. Also offsetting these revenues was a 45% increase in net interest expense in 2004, reflecting higher internal funding costs due to our increased investments in LIHTC and other equity investments. HCD’s results for 2004 include a 19% increase in income tax benefits, largely attributable to growth in LIHTC and other partnership investment balances, reduced by a 10% increase in pre-tax losses from these partnership investments.

Net income for the HCD business segment increased 55% from 2002 to 2003, with increases in guaranty fees, fee and other income, and tax benefits associated with HCD’s partnership investments partially offset by higher losses from partnership investments and increased other expenses. Guaranty fee income increased by 12% in 2003, as a result of growth in the average outstanding multifamily book of business in 2003 at stable effective guaranty fee rates. Fee and other income increased by 40% in 2003, attributable to an increase in multifamily transaction fees earned from higher borrower refinancing activity in 2003 as compared to 2002. These increases in revenues were partially offset by a 27% increase in other expenses in 2003, reflecting higher direct and allocated costs. HCD’s results for 2003 include a 29% increase in income tax benefits, largely attributable to growth in LIHTC and other partnership investment balances, reduced by a 25% increase in pre-tax losses from these partnership investments.

The provision for credit losses remained stable for all three years, which reflects our high credit standards. Losses from partnership investments primarily include our share of net operating losses for LIHTC and other partnership investments accounted for under the equity method. By design, net operating losses generated by LIHTC properties provide tax benefits to investors, in addition to the tax credits generated.

We are one of the largest participants in the multifamily secondary market. HCD’s multifamily business has been challenged in recent years. Strong competition for loans backed by multifamily properties has led to a decline in the availability of loans that meet our credit and return requirements. Competition has been fueled by private-label issuers of CMBS and aggressive bidding for multifamily debt among institutional investors, which reflects the high level of funds available for investment in the secondary mortgage market. In addition, market fundamentals have been mixed. Low mortgage rates in 2003 and 2004 led to a record number of first-time homebuyers, many of whom were formerly renters, and a slowly recovering job market kept potential new renters from entering apartments. These factors led to rental vacancy rates higher than historical norms. Capitalization rates (the ratio of net operating income to property value—a measure of expected return on investment) meanwhile fell to extremely low levels, which likely reflected other investors’ willingness to accept greater risk. We have seen improvement in some of these fundamentals in 2006, with monthly rents increasing and vacancy rates falling. As a result of these trends, since the end of 2004, we have experienced a downward trend in the average effective guaranty fee rate on new issuances of Fannie Mae MBS backed by multifamily mortgage loans.

We expect private-label issuers of CMBS to continue to provide significant competition to our HCD business. HCD has been responding to market challenges with an increased emphasis on serving partner needs with customized lending options and is advancing a number of efficiency initiatives that will help make it quicker and easier to do business with us and at a lower cost. HCD also continues to grow and diversify its business into new areas that expand the supply of affordable housing, such as increased investment in rental and for-sale housing projects, including LIHTC investments. HCD further enables the expansion of affordable housing stock by participating in specialized debt financing, acquiring mortgage loans from a variety of new public and private partners, and increasing other community lending activities.

Capital Markets Group

Our Capital Markets segment generated net income of $2.1 billion, $5.3 billion and $1.8 billion in 2004, 2003 and 2002, respectively. The $3.2 billion, or 60%, decrease in the net income of our Capital Markets segment in 2004 from 2003 was primarily due to:

•	a $6.0 billion, or 95%, increase in derivatives fair value losses to $12.3 billion in 2004, primarily due to changes in interest rates and a decrease in implied volatility that resulted in a decline in the fair value of our option-based derivatives; and

•	a $1.3 billion, or 7%, decline in net interest income in 2004 from 2003, primarily due to a 12% decline in our net interest yield due to increasing short-term interest rates and a shift in portfolio purchases to a greater percentage of ARM loans, floating-rate securities and other short-term assets that have lower initial spreads, partially offset by a 6% increase in average interest-earning assets.

These factors were partially offset in 2004 by the following:

•	a $2.5 billion, or 94%, decrease in debt extinguishment losses in 2004 as compared to 2003, primarily due to a significant decrease in the amount of our debt securities repurchased;

•	a $1.3 billion, or 70%, decrease in the provision for federal income taxes in 2004 as compared to 2003, primarily due to a significant reduction in taxable income; and

•	a $861 million, or 66%, decrease in investment losses from 2004 to 2003, primarily due to a significant reduction in other-than-temporary impairments compared to 2003 on certain securities backed by manufactured housing loans and aircraft leases, and reduced losses from lower-of-cost-or-market adjustments on HFS loans, resulting from lower loan acquisition volumes and more stable interest rates in 2004.

The $3.5 billion, or 200%, increase in the net income of our Capital Markets segment in 2003 from 2002 was driven primarily by:

•	a $6.6 billion, or 51%, decrease in derivatives fair value losses to $6.3 billion in 2003, primarily due to an increase in interest rates during the second half of 2003 as compared to a decline in interest rates in 2002; and

•	a $1.0 billion, or 6%, increase in net interest income in 2003 from 2002, primarily due to a 12% increase in the amount of average interest-earning assets, partially offset by a 6% decline in the net interest yield.

These factors were partially offset in 2003 by the following:

•	a $1.9 billion, or 231%, increase in debt extinguishment losses in 2003 as compared to 2002, primarily due to a significant increase in the amount of our debt securities repurchased;

•	a $1.5 billion, or 372%, increase in the provision for federal income taxes in 2003 as compared to 2002, primarily due to a significant increase in taxable income; and

•	a $765 million, or 141%, increase in investment losses in 2003 as compared to 2002, primarily due to increased losses on our trading portfolio and higher losses on lower-of-cost-or-market adjustments on HFS loans.

Mortgage Investments

Table 21 summarizes our purchases, sales and liquidations of mortgage-related assets for the years ended December 31, 2004, 2003 and 2002.

Table 21:  Mortgage Portfolio Activity(1)

	Purchases			Sales			Liquidations(2)
	2004	2003	2002	2004	2003	2002	2004	2003	2002
		(Restated)	(Restated)		(Restated)	(Restated)		(Restated)	(Restated)
	(Dollars in millions)

Mortgage loans:
Fixed-rate:
Long-term	$53,305	$98,474	$61,594	$—	$8	$—	$69,182	$135,002	$83,839
Intermediate-term(3)	23,470	56,591	36,856	—	—	—	31,446	37,331	18,992

Total fixed-rate loans	76,775	155,065	98,450	—	8	—	100,628	172,333	102,831
Adjustable-rate	9,118	8,800	3,476	66	—	—	7,640	6,679	6,297

Total mortgage loans	85,893	163,865	101,926	66	8	—	108,268	179,012	109,128

Mortgage securities:
Fixed-rate:
Long-term	58,412	292,675	223,013	14,691	18,079	12,792	107,309	257,760	153,391
Intermediate-term(4)	4,834	37,499	18,782	3,460	5,350	792	8,097	12,623	10,570

Total fixed-rate securities	63,246	330,174	241,795	18,151	23,429	13,584	115,406	270,383	163,961
Adjustable-rate	109,339	31,720	9,472	161	1,283	396	24,785	6,756	3,801

Total mortgage securities	172,585	361,894	251,267	18,312	24,712	13,980	140,191	277,139	167,762

Total mortgage portfolio	$258,478	$525,759	$353,193	$18,378	$24,720	$13,980	$248,459	$456,151	$276,890

Annual liquidation rate(5)							27.9%	55.1%	37.4%

(1)	Excludes premiums, discounts and other deferred price adjustments.

(2)	Includes scheduled repayments, prepayments and foreclosures.

(3)	Consists of mortgage loans with contractual maturities at purchase equal to or less than 15 years.

(4)	Consists of mortgage securities with maturities of 15 years or less at issue date.

(5)	Represents liquidations as a percentage of the average gross mortgage portfolio.

Mortgage Investment Activity in 2004

Our mortgage purchases in 2004 decreased by $267.3 billion, or 51%, from our purchases in 2003. In 2004, spreads between our debt and mortgage assets were very narrow throughout the year, reflecting both strong investor demand for mortgage assets from banks, funds and other investors, and the impact of a steep yield curve. Accordingly, because fewer available mortgage assets met our risk/return objectives in 2004 as compared to 2003, we purchased fewer mortgage assets in 2004. In addition, mortgage liquidations in 2004 decreased by $207.7 billion, or 46%, from liquidations in 2003, due to higher prevailing mortgage rates in 2004, which reduced refinancing activity in 2004 as compared to 2003. Due to lower levels of liquidations, fewer purchases of mortgage assets were necessary in order to maintain the size of our mortgage portfolio. Because liquidations of the mortgage assets in our portfolio in 2004 were roughly equal to our purchases of mortgage assets in 2004, our mortgage portfolio balance increased only slightly from 2003 to 2004.

Mortgage Investment Activity in 2003

Our mortgage purchases in 2003 increased by $172.6 billion, or 49%, from our purchases in 2002. Mortgage originations reached a record level of $3.9 trillion in 2003 based on historically low mortgage rates, particularly during the first half of the year, which led to significant refinancing activity in 2003. This, coupled with a favorable spread between our debt and mortgage assets led to high levels of purchases by us, which were partially offset by portfolio liquidations. Mortgage liquidations in 2003 increased by $179.3 billion, or 65%, from liquidations in 2002. Our purchases of mortgage assets in 2003 outpaced the amount of mortgage liquidations by $69.6 billion, contributing to the increase in the net mortgage portfolio.

Recent Trends in Mortgage Investment Activity

Our mortgage investment activities during 2005 and 2006 were conducted within the context of our capital restoration plan, which defined the management of “total balance sheet size by reducing the portfolio principally through normal mortgage liquidations” as one of two key elements that would contribute to the achievement of our capital goal. The plan also provided that, as a contingency measure to provide additional capital, we would also consider reducing our mortgage portfolio balances through asset sales.

OFHEO announced on November 1, 2005 that we had achieved a 30% surplus over minimum capital at September 30, 2005. Under our May 23, 2006 consent order with OFHEO, we agreed to continue to maintain a 30% capital surplus over our statutory minimum capital requirement until the Director of OFHEO, in his discretion, determines the requirement should be modified or allowed to expire, taking into account factors such as resolution of accounting and internal control issues. We also agreed not to increase the size of our net mortgage portfolio above the $727.75 billion amount of net mortgage assets held as of December 31, 2005, except in limited circumstances at OFHEO’s discretion.

Our portfolio purchases in 2005 were significantly lower than in 2004, due to both our assessment of the pricing for fixed-rate mortgage assets and our focus on managing our balance sheet size to achieve our capital plan objectives. Portfolio liquidations were lower in 2005 than in 2004. Our portfolio sales in 2005 were significantly higher than in 2004. The net impact of our purchases, liquidations and sales in 2005 was an approximately 20% decline in the size of our net mortgage portfolio as of December 31, 2005, as compared to year-end 2004. Similar dynamics have existed through the first nine months of 2006, resulting in a net mortgage portfolio essentially unchanged from the end of 2005.

If market conditions change significantly, the limit on the size of our net mortgage portfolio could constrain our ability to capitalize fully on economically attractive opportunities to add mortgage assets to our portfolio. The portfolio limit may also affect the pace or size of sales from our portfolio, particularly when our balance of net mortgage assets approaches the portfolio limit. We regularly meet with OFHEO to discuss current market conditions and our mortgage and capital markets activities. In addition, we will contact OFHEO immediately if the market environment changes markedly and we determine that such changes could limit our ability to provide liquidity, meet our housing goals, or compete effectively in the secondary mortgage market while remaining within the portfolio limit prescribed by OFHEO. We anticipate submitting an updated business plan to OFHEO in early 2007 that will take into account our completed remediation efforts at that time. The business plan may include a request for modest growth in the mortgage portfolio.

Table 22 shows the balance of our mortgage portfolio, which reflects the net impact of our purchases, sales and liquidations, and the composition of our mortgage portfolio by product type as of December 31, 2004, 2003, 2002 and 2001.

Table 22:  Mortgage Portfolio Composition(1)

	As of December 31,
	2004	2003	2002	2001
		(Restated)	(Restated)	(Restated)
	(Dollars in millions)

Mortgage loans:
Single-family:(2)
Government insured or guaranteed	$10,112	$7,284	$6,404	$6,381
Conventional:
Long-term, fixed-rate	230,585	250,915	223,794	198,468
Intermediate-term, fixed-rate(3)	76,640	85,130	59,521	45,018
Adjustable-rate	38,350	19,155	12,142	12,791

Total conventional single-family	345,575	355,200	295,457	256,277

Total single-family	355,687	362,484	301,861	262,658

Multifamily:(2)
Government insured or guaranteed	1,074	1,204	1,898	2,116
Conventional	43,396	33,945	19,485	14,760

Total multifamily	44,470	35,149	21,383	16,876

Total mortgage loans	400,157	397,633	323,244	279,534

Unamortized premiums (discounts) and deferred price adjustments, net	1,647	1,768	1,358	(493)
Lower of cost or market adjustments on loans held for sale	(83)	(50)	(16)	(36)
Allowance for loan losses for loans held for investment	(349)	(290)	(216)	(168)

Total mortgage loans, net	401,372	399,061	324,370	278,837

Mortgage-related securities:
Fannie Mae single-class MBS	272,665	337,463	292,611	237,051
Non-Fannie Mae single-class mortgage securities	35,656	33,367	38,731	50,982
Fannie Mae structured MBS	71,739	68,459	87,772	90,147
Non-Fannie Mae structured mortgage securities	109,455	45,065	28,188	29,137
Mortgage revenue bonds	22,076	20,359	19,650	18,391
Other mortgage-related securities	5,461	6,522	9,583	10,711

Total mortgage-related securities	517,052	511,235	476,535	436,419

Market value adjustments(4)	6,680	7,973	17,868	7,205
Other-than-temporary impairments	(432)	(412)	(204)	(22)
Unamortized premiums (discounts) and deferred price adjustments, net	173	1,442	1,842	(1,060)

Total mortgage-related securities, net	523,473	520,238	496,041	442,542

Mortgage portfolio, net	$924,845	$919,299	$820,411	$721,379

(1)	Mortgage loans and mortgage-related securities are reported at unpaid principal balance.

(2)	Mortgage loans include $152.7 billion, $162.5 billion, $135.8 billion and $113.4 billion of mortgage-related securities that were consolidated in the consolidated balance sheets as loans as of December 31, 2004, 2003, 2002 and 2001, respectively.

(3)	Intermediate-term, fixed-rate consists of mortgage loans with contractual maturities at purchase equal to or less than 15 years.

(4)	Includes unrealized gains and losses on mortgage-related securities and securities commitments classified as trading and available for sale.

The changing product mix of originations in our underlying market had a pronounced effect on the composition of mortgage assets purchased for our portfolio during 2004. Due to an increase in the percentage of adjustable-rate mortgage originations in 2004, a substantially higher proportion of our purchases in 2004 consisted of ARMs and floating-rate mortgage-related securities. These floating-rate securities and adjustable-rate mortgage products typically have lower initial interest yields than fixed-rate mortgage products. Accordingly, our purchase of a greater proportion of these lower initial yield mortgage products adversely affected our net interest yield during 2004.

Non-mortgage Investments

Our Capital Markets group also purchases non-mortgage investments. Our non-mortgage investments consist primarily of high-quality securities that are readily marketable or have short-term maturities, such as commercial paper. As of December 31, 2004 and 2003, we had approximately $55.1 billion and $67.1 billion, respectively, in liquid assets, net of any cash and cash equivalents pledged as collateral. Our investments in non-mortgage securities, which account for the majority of our liquid assets, totaled $43.9 billion and $46.8 billion as of December 31, 2004 and 2003, respectively.

Table 23 shows the amortized cost, maturity and weighted average yield of our investments in mortgage and non-mortgage securities.

Table 23:  Amortized Cost, Maturity and Average Yield of Investments in Securities

	As of December 31, 2004
					After One Year		After Five Years
	Total	Total	One Year or Less		Through Five Years		Through Ten Years		After Ten Years
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost(1)	Value	Cost(1)	Value	Cost(1)	Value	Cost(1)	Value	Cost(1)	Value
	(Dollars in millions)

Fannie Mae single-class MBS(2)	$238,386	$241,828	$—	$—	$701	$746	$3,163	$3,338	$234,522	$237,744
Non-Fannie Mae single-class mortgage securities(2)	34,429	35,168	—	—	58	61	420	435	33,951	34,672
Fannie Mae structured MBS(2)	72,093	73,367	188	239	78	79	426	444	71,401	72,605
Non-Fannie Mae structured mortgage securities(2)	109,564	109,820	4	4	10	10	56	57	109,494	109,749
Mortgage revenue bonds	22,124	22,657	180	179	687	686	658	674	20,599	21,118
Other mortgage-related securities(3)	5,043	5,346	—	(3)	—	—	—	—	5,043	5,349
Asset-backed securities(2)	25,632	25,645	5,094	5,094	17,532	17,521	1,552	1,554	1,454	1,476
Corporate debt securities	15,102	15,098	5,302	5,305	9,700	9,693	100	100	—	—
Municipal bonds	865	863	865	863	—	—	—	—	—	—
Other non-mortgage-related securities	2,302	2,303	1,782	1,783	520	520	—	—	—	—

Total	$525,540	$532,095	$13,415	$13,464	$29,286	$29,316	$6,375	$6,602	$476,464	$482,713

Yield(4)	4.64%		2.78%		1.74%		5.50%		4.86%

(1)	Amortized cost includes unamortized premiums, discounts and other deferred price adjustments, as well as other-than-temporary impairment write downs.

(2)	Asset-backed securities, including mortgage-backed securities, are reported based on contractual maturities assuming no prepayments.

(3)	Includes commitments related to mortgage securities that are accounted for as securities.

(4)	Yields are determined by dividing interest income (including the amortization and accretion of premiums, discounts and other deferred price adjustments) by amortized cost balances as of year-end.

SUPPLEMENTAL NON-GAAP INFORMATION—FAIR VALUE BALANCE SHEET

Because our assets and liabilities consist predominately of financial instruments, we routinely use fair value measures to make investment decisions and to measure, monitor and manage our risk. The balance sheets presented in our consolidated financial statements reflect some financial assets measured and reported at fair value while other financial assets, along with most of our financial liabilities, are measured and reported at historical cost.

Each of the non-GAAP supplemental consolidated fair value balance sheets presented below in Table 24 reflects all of our assets and liabilities at estimated fair value. Estimated fair value is the amount at which an asset or liability could be exchanged between willing parties, other than in a forced or liquidation sale. We believe that the non-GAAP supplemental consolidated fair value balance sheets are useful to investors because they provide consistency in the measurement and reporting of all of our assets and liabilities. Management principally uses this information to gain a clearer picture of changes in our assets and liabilities from period to period and to understand how the overall value of the company is changing from period to period.

Our consolidated fair value balance sheets include the following non-GAAP financial measures:

•	the fair value of our other assets and our total assets;

•	the fair value of our other liabilities and our total liabilities; and

•	the fair value of our net assets.

These items are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. The estimated fair value of our net assets (net of tax effect) presented in the non-GAAP supplemental consolidated fair value balance sheets is not intended as a substitute for our consolidated financial statements prepared in accordance with GAAP. We believe, however, that the non-GAAP supplemental consolidated fair value balance sheets and the fair value of our net assets, when used in conjunction with our consolidated financial statements prepared in accordance with GAAP, can serve as valuable incremental tools for investors to assess changes in our overall value over time relative to changes in market conditions.

Cautionary Language Relating to Supplemental Non-GAAP Financial Measures

In reviewing our non-GAAP supplemental consolidated fair value balance sheets, there are a number of important factors and limitations to consider. The estimated fair value of our net assets is calculated as of a particular point in time based on our existing assets and liabilities and does not incorporate other factors that may have a significant impact on that value, most notably any value from future business activities in which we expect to engage. As a result, the estimated fair value of our net assets presented in our non-GAAP supplemental consolidated fair value balance sheets does not represent an estimate of our net realizable value, liquidation value or our market value as a whole. Amounts we ultimately realize from the disposition of assets or settlement of liabilities may vary significantly from the estimated fair values presented in our non-GAAP supplemental consolidated fair value balance sheets. Because temporary changes in market conditions can substantially affect the fair value of our net assets, we do not believe that short-term fluctuations in the fair value of our net assets attributable to mortgage-to-debt OAS or changes in the fair value of our guaranty business are necessarily representative of the effectiveness of our investment strategy or the long-term underlying value of our business. We believe the long-term value of our business depends primarily on our ability to acquire new assets and funding at attractive prices and to effectively manage the risks of these assets and liabilities over time. However, we believe that focusing on the factors that affect near-term changes in the estimated fair value of our net assets helps us evaluate our long-term value and assess whether temporary market factors have caused our net assets to become overvalued or undervalued relative to the level of risk and expected long-term fundamentals of our business.

In addition, as discussed in “Critical Accounting Policies and Estimates—Fair Value of Financial Instruments,” when quoted market prices or observable market data are not available, we rely on internally developed models that require management judgment and assumptions to estimate fair value. Differences in assumptions used in our models could result in significant changes in our estimates of fair value.

Table 24:  Non-GAAP Supplemental Consolidated Fair Value Balance Sheets

	As of December 31, 2004				As of December 31, 2003
	Carrying	Fair Value	Estimated		Carrying	Fair Value	Estimated
	Value	Adjustment(1)	Fair Value		Value	Adjustment(1)	Fair Value
					(Restated)	(Restated)	(Restated)
	(Dollars in millions)

Assets:
Cash and cash equivalents	$3,701	$—	$3,701	(2)	$4,804	$—	$4,804	(2)
Federal funds sold and securities purchased under agreements to resell	3,930	—	3,930	(2)	12,686	—	12,686	(2)
Trading securities	35,287	—	35,287	(2)	43,798	—	43,798	(2)
Available-for-sale securities	532,095	—	532,095	(2)	523,272	—	523,272	(2)
Mortgage loans held for sale	11,721	131	11,852	(2)	13,596	154	13,750	(2)
Mortgage loans held for investment, net of allowance for loan losses	389,651	7,952	397,603	(2)	385,465	9,269	394,734	(2)
Derivative assets at fair value	6,589	—	6,589	(2)	7,218	—	7,218	(2)
Guaranty assets and buy-ups	6,616	2,647	9,263	(2)(3)	4,998	3,619	8,617	(2)(3)

Total financial assets	989,590	10,730	1,000,320		995,837	13,042	1,008,879
Other assets	31,344	(23)	31,321	(4)(5)	26,438	2,885	29,323	(4)(5)

Total assets	$1,020,934	$10,707	$1,031,641	(6)	$1,022,275	$15,927	$1,038,202	(6)

Liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$2,400	$(1)	$2,399	(2)	$3,673	$(5)	$3,668	(2)
Short-term debt	320,280	(567)	319,713	(2)	343,662	(96)	343,566	(2)
Long-term debt	632,831	15,445	648,276	(2)	617,618	23,053	640,671	(2)
Derivative liabilities at fair value	1,145	—	1,145	(2)	3,225	—	3,225	(2)
Guaranty obligations	8,784	(3,512)	5,272	(2)	6,401	(1,256)	5,145	(2)

Total financial liabilities	965,440	11,365	976,805		974,579	21,696	996,275
Other liabilities	16,516	(1,850)	14,666	(5)(7)	15,423	(1,894)	13,529	(5)(7)

Total liabilities	981,956	9,515	991,471	(8)	990,002	19,802	1,009,804	(8)
Minority interests in consolidated subsidiaries	76	—	76		5	—	5

Net assets, net of tax effect (non-GAAP)	$38,902	$1,192	$40,094	(9)	$32,268	$(3,875)	$28,393	(9)

Fair value adjustments			(1,192)				3,875

Total stockholders’ equity (GAAP)			$38,902				$32,268

Explanation and Reconciliation of Non-GAAP Measures to GAAP Measures

(1)	Each of the amounts listed as a “fair value adjustment” represents the difference between the carrying value reported in our GAAP consolidated balance sheets and our best judgment of the estimated fair value of the listed asset or liability.

(2)	The estimated fair value of each of these financial instruments has been computed in accordance with the GAAP fair value guidelines prescribed by SFAS 107, as described in “Notes to Consolidated Financial Statements—Note 19, Fair Value of Financial Instruments.” In Note 19, we also discuss the methodologies and assumptions we use in estimating the fair value of our financial instruments.

(3)	Represents the estimated fair value produced by combining the estimated fair value of our guaranty assets as of December 31, 2004 and 2003, respectively, with the estimated fair value of buy-ups. In our GAAP consolidated balance sheets, we report our guaranty assets as a separate line item and include all buy-ups associated with our guaranty assets in “Other assets.” As a result, the GAAP carrying value of our guaranty assets reflects only those arrangements entered into subsequent to our adoption of FIN 45 on January 1, 2003. On a GAAP basis, our guaranty assets totaled $5.9 billion and $4.3 billion as of December 31, 2004 and 2003, respectively, and the associated buy-ups totaled $692 million and $716 million as of December 31, 2004 and 2003, respectively.

(4)	In addition to the $7.1 billion and $6.2 billion of assets included in “Other assets” in the GAAP consolidated balance sheets as of December 31, 2004 and 2003, respectively, the assets included in the estimated fair value of our non-GAAP “other assets” consist primarily of the assets presented on five line items in our GAAP consolidated balance sheets, consisting of advances to lenders, accrued interest receivable, partnership investments, acquired property, net, and deferred tax assets, which together totaled $24.9 billion in 2004 and $21.0 billion in 2003, in both the GAAP consolidated balance sheets and the non-GAAP supplemental consolidated balance sheets for those periods. In addition, we subtract from our GAAP other assets the carrying value of the buy-ups associated with our guaranty obligation because we combine the guaranty asset with the associated buy-ups when we determine the fair value of the asset.

(5)	The fair value of other assets and other liabilities generally approximates the carrying value of these assets for purposes of GAAP. We assume that other deferred assets and liabilities, consisting of prepaid expenses and deferred charges such as deferred debt issuance costs, have no fair value. We adjust the GAAP-basis deferred taxes for purposes of each of our non-GAAP supplemental consolidated fair value balance sheets to include estimated income taxes on the difference between our non-GAAP supplemental consolidated fair value balance sheets net assets, including deferred taxes from the GAAP consolidated balance sheets, and our GAAP consolidated balance sheets stockholders’ equity. To the extent the adjusted deferred taxes are a net asset, this amount is included in the fair value of other assets. If the adjusted deferred taxes are a net liability, the amount is included in the fair value of other liabilities.

(6)	Non-GAAP total assets represent the sum of the estimated fair value of (i) all financial instruments carried at fair value in our GAAP balance sheets, including all financial instruments that are not carried at fair value in our GAAP balance sheets but that are reported at fair value in accordance with SFAS 107 in “Notes to Consolidated Financial Statements—Note 19, Fair Value of Financial Instruments,” (ii) non-GAAP other assets, which include all items listed in footnote 4 that are presented as separate line items in our GAAP consolidated balance sheets rather than being included in our GAAP other assets and (iii) the estimated fair value of credit enhancements, which are not included in “Other assets” in the consolidated balance sheets.

(7)	In addition to the $7.2 billion and $7.0 billion of liabilities included in “Other liabilities” in the GAAP consolidated balance sheets as of December 31, 2004 and 2003, respectively, the liabilities included in the estimated fair value of our non-GAAP “other liabilities” consist primarily of the liabilities presented on three line items on our GAAP consolidated balance sheets, consisting of accrued interest payable, reserve for guaranty losses and partnership liabilities, which together totaled $9.3 billion in 2004 and $8.4 billion in 2003, in both our GAAP consolidated balance sheets and our non-GAAP supplemental consolidated balance sheets for those periods.

(8)	Non-GAAP total liabilities represent the sum of the estimated fair value of (i) all financial instruments that are carried at fair value in our GAAP balance sheets, including those financial instruments that are not carried at fair value in our GAAP balance sheets but that are reported at fair value in accordance with SFAS 107 in “Notes to Consolidated Financial Statements—Note 19, Fair Value of Financial Instruments,” and (ii) non-GAAP other liabilities, which include all items listed in footnote 6 that are presented as separate line items in our GAAP consolidated balance sheets rather than being included in our GAAP other liabilities.

(9)	Represents the estimated fair value of total assets less the estimated fair value of total liabilities, which reconciles to total stockholders’ equity (GAAP).

Restated Fair Value of Net Assets as of December 31, 2003

The restated fair value of our net assets (net of tax effect) as of December 31, 2003 was $28.4 billion, a reduction of $3.2 billion from the previously reported amount of $31.6 billion as a result of the errors described in “Notes to Consolidated Financial Statements—Note 1, Restatement of Previously Issued Financial Statements.”

The $3.2 billion reduction is primarily attributable to the correction of errors in our fair value calculations. Approximately $1.9 billion of the $3.2 billion reduction is due to correction of errors associated with estimating the fair value of our guaranty assets and guaranty obligations, and the remaining approximately $1.3 billion is due to correction of errors associated with estimating the fair value of HTM securities, debt and derivatives. Of the $1.9 billion reduction related to guaranty assets and guaranty obligations, approximately $1.2 billion is due to an increase in the estimated fair value of our guaranty obligation, approximately $200 million is due to a decrease in the estimated fair value of our whole loans, and the remaining approximately $500 million is due to other changes made in re-estimating the fair value of the guaranty asset and the guaranty obligation. Of the $1.3 billion reduction related to HTM securities, debt and derivatives, approximately $800 million is due to a decrease in the estimated fair value of our mortgage assets, primarily mortgage revenue bonds and REMICs, approximately $300 million is due to an increase in the estimated fair value of our debt and approximately $200 million is due to a decrease in the estimated fair value of our derivatives.

Change in Estimated Fair Value of Net Assets as of December 31, 2004

The estimated fair value of our net assets (net of tax effect) was $40.1 billion as of December 31, 2004, an increase of $11.7 billion, or 41%, from the restated net asset fair value of $28.4 billion as of December 31, 2003. Both our own activities and market conditions cause changes in the estimated fair value of our net assets (non-GAAP).

Of the total $11.7 billion increase, approximately $2.8 billion of the increase is attributable to our capital transactions, consisting primarily of $5.0 billion of gross proceeds we received from a preferred stock offering in 2004, partially offset by the payment of $2.2 billion of dividends to holders of our common and preferred stock. Net cash inflows generated by our Single-Family, HCD and Capital Markets businesses also contributed to the increase in fair value of our net assets (non-GAAP).

The remainder of the increase is largely attributable to changes in market conditions. Selected relevant market information is shown in Table 25. Since our goal is to minimize our risk associated with changes in interest rates, we expect that changes in implied volatility, mortgage OAS and debt OAS are the market conditions that will have the most significant impact on the fair value of our net assets. Implied volatility decreased considerably during 2004 compared to 2003. For example, the implied volatility of 3-year swaptions on 10-year underlying instruments declined by 280 basis points, from 22.9% as of December 31, 2003 to 20.1% as of December 31, 2004. As indicated in Table 24, this decrease in implied volatility had the effect of increasing the value of our mortgage assets more than it increased our debt and derivatives funding of those assets. Changes in OAS had less of an impact on the fair value of our net assets over this period. According to the Lehman U.S. MBS Index, the OAS of mortgages, including those in the Fannie Mae MBS component of the Lehman U.S. MBS Index, decreased by 5.1 basis points to 22.5 basis points at December 31, 2004. A tighter, or lower, OAS on mortgages generally increases the fair value of our mortgage assets. The OAS on debt securities included in the Lehman U.S. Agency Debt Index decreased by 4.7 basis points to 32.2 basis points as of December 31, 2004. A tighter, or lower, debt OAS generally increases the fair value of our liabilities.

Table 25:   Selected Market Information(1)

	As of December 31,
	2004		2003		Change

10-year U.S. Treasury Note Yield	4.22%		4.25%		(0.03	) %
Implied volatility(2)	20.1%		22.9%		(2.80	) %
30-year Fannie Mae MBS par coupon rate	5.21%		5.28%		(0.07	) %
Lehman U.S. MBS Index OAS (in basis points) over U.S. Treasury yield curve	22.5	bp	27.6	bp	(5.1	) bp
Lehman U.S. Agency Debt Index OAS (in basis points) over U.S. Treasury yield curve	32.2	bp	36.9	bp	(4.7	) bp

(1)	Information obtained from Lehman Live and Bloomberg.

(2)	Implied volatility for an interest rate swaption with a 3-year option on a 10-year final maturity.

Effect of Market Conditions on Estimated Fair Value of Our Net Assets

We expect periodic fluctuations in the estimated fair value of our net assets due to changes in market conditions, including changes in interest rates, changes in relative spreads between our mortgage assets and debt, and changes in implied volatility. Based on market conditions and the composition of our consolidated balance sheets in 2005 and 2006, we do not expect that we will experience the same level of increase, if any, in the estimated fair value of our net assets in 2005 and 2006 that we experienced in 2004. We discuss the sensitivity of the estimated fair value of our net assets in “Risk Management—Interest Rate Risk Management and Other Market Risks.”

Key Elements of Changes in Estimated Fair Value of Net Assets (Non-GAAP)

Although we have not provided specific attribution of fair value changes for 2004, we consider the factors described in the following paragraphs in evaluating changes in the estimated fair value of our net assets because they are the principal drivers of these changes.

•	Capital Transactions, Net. Capital transactions include our issuances of common and preferred stock, our repurchases of stock and our payment of dividends. Cash we receive from the issuance of preferred and common stock results in an increase in the fair value of our net assets, while repurchases of stock and dividends we pay on our stock reduce the fair value of our net assets.

•	Estimated Net Interest Income from OAS. OAS income represents the estimated net interest income generated during the current period that is attributable to the market spread between the yields on our mortgage-related assets and the yields on our debt during the period, calculated on an option-adjusted basis.

•	Guaranty Fees, Net. Guaranty fees, net, represent the net cash receipts during the reported period related to our guaranty business, and are generally calculated as the difference between the contractual guaranty fees we receive during the period and the expenses we incur during the period that are associated with our guaranty business. Changes in guaranty fees, net, result from changes in portfolio size and composition, changes in the credit quality of the underlying assets and changes in the market spreads for similar instruments.

•	Fee and Other Income and Other Expenses, Net. Fee and other income includes miscellaneous fees, such as resecuritization transaction fees and technology-related fees. Other expenses primarily include costs incurred during the period that are associated with the Capital Markets group.

•	Return on Risk Positions. Our investment activities expose us to market risks, including duration and convexity risks, yield curve risk, OAS risk and volatility risk. The return on risk positions represents the estimated net increase or decrease in the fair value of our net assets resulting from net exposures related to the market risks we actively manage. We actively manage, or hedge, interest rate risk related to our mortgage investments in order to maintain our interest rate risk exposure within prescribed limits. However, we do not actively manage certain other market risks. Specifically, we do not actively manage the mortgage-to-debt OAS or interest rate risk related to our guaranty business, as discussed below. Additional information about credit, market and operational risks and our strategies for managing these types of risks is included in “Risk Management.”

•	Mortgage-to-debt OAS. Funding mortgage investments with debt exposes us to mortgage-to-debt OAS risk, which represents basis risk. Basis risk is the risk that interest rates in different market sectors will not move in the same direction or amount at the same time. We generally hold our mortgage investments to generate a spread over our debt on a long-term basis. The fair value of our assets and liabilities can be significantly affected by periodic changes in the net OAS between the mortgage and agency debt sectors. The fair value impact of changes in mortgage-to-debt OAS for a given period represents an estimate of the net unrealized increase or decrease in the fair value of our net assets resulting from fluctuations during the reported period in the net OAS between our mortgage assets and our outstanding debt securities. When the mortgage-to-debt OAS on a given mortgage asset increases, or widens, the fair value of the asset will typically decline relative to the debt.

We work to manage the OAS risk that exists at the time we purchase mortgage assets through our asset selection process. We use models to evaluate mortgage assets on the basis of yield-to-maturity, option-adjusted yield spread, historical valuations and embedded options. Our models also take into account risk factors such as credit quality, price volatility and prepayment experience. We purchase mortgage assets that appear economically attractive to us in the context of current market conditions and that fall within our OAS targets. Although a widening of mortgage-to-debt OAS during a period generally results in lower fair values during that period, it can provide us with better investment opportunities to purchase mortgage assets because a wider OAS is indicative of higher expected returns. We generally purchase mortgage assets when mortgage-to-debt OAS is relatively wide and restrict our purchase activity or sell mortgage assets when mortgage-to-debt OAS is relatively narrow. We do not, however, attempt to actively manage or hedge the impact of changes in mortgage-to-debt OAS after we purchase mortgage assets, other than through asset monitoring and disposition.

•	Change in the Guaranty Business Fair Value. As described more fully in “Notes to Consolidated Financial Statements—Note 19, Fair Value of Financial Instruments,” we calculate the estimated fair value of our existing guaranty business based on the difference between the estimated fair value of the guaranty fees we expect to receive and the estimated fair value of the guaranty obligations we assume. The fair value of both our guaranty assets and our guaranty obligations is highly sensitive to changes in interest rates and credit quality. Changes in interest rates can result in significant periodic fluctuations in the fair value of our net assets. For example, as interest rates decline, the expected prepayment rate on fixed-rate mortgages increases, which lowers the fair value of our existing guaranty business. We do not believe, however, that periodic changes in fair value are the best indication of the long-term value of our guaranty business because they do not take into account future guaranty business activity. Based on our historical experience, we expect that the guaranty fee income generated from future business activity will largely replace any guaranty fee income lost as a result of mortgage prepayments. Accordingly, we do not actively manage or hedge expected changes in the fair value of our guaranty business related to changes in interest rates. To assess the value of our underlying guaranty business, we focus primarily on changes in the fair value of our guaranty business resulting from business growth, changes in the credit quality of existing guaranty arrangements and changes in anticipated future credit performance.

RISK MANAGEMENT

Overview

Our businesses expose us to the following four major categories of risk:

•	Credit Risk. Credit risk is the risk of financial loss resulting from the failure of a borrower or institutional counterparty to honor its contractual obligations to us and exists primarily in our mortgage credit book of business and derivatives portfolio.

•	Market Risk. Market risk represents the exposure to potential changes in the market value of our net assets from changes in prevailing market conditions. A significant market risk we face and actively manage is interest rate risk—the risk of changes in our long-term earnings or in the value of our net assets due to changes in interest rates.

•	Operational Risk. Operational risk relates to the risk of loss resulting from inadequate or failed internal processes, people or systems, or from external events.

•	Liquidity Risk. Liquidity risk is the risk to our earnings and capital arising from an inability to meet our cash obligations in a timely manner.

We also are subject to a number of other risks that could adversely impact our business, financial condition, results of operations and cash flows, including legal and reputational risks that may arise due to a failure to comply with laws, regulations or ethical standards and codes of conduct applicable to our business activities and functions.

Effective management of risks is an integral part of our business and critical to our safety and soundness. In the following sections, we provide an overview of our corporate risk governance structure and risk management processes, which are intended to identify, measure, monitor and manage the principal risks we assume in conducting our business activities in accordance with defined policies and procedures. Following the overview, we provide additional information on how we manage each of our four major categories of risk. In “Item 1A—Risk Factors,” we identify other risk factors that may adversely affect our business.

Risk Governance Structure

We made significant organizational changes in 2005 and 2006 to enhance our risk governance structure and strengthen our internal controls due to identified material weaknesses. During 2005, we adopted an enhanced corporate risk framework to address weaknesses in our risk governance structure. This new framework is intended to ensure that people and processes are organized in a way that promotes a cross-functional approach to risk management and controls are in place to better manage our risks. Basic tenets of our corporate risk framework include establishing corporate-wide policies for risk management, delegating to business units primary responsibility for the management of the day-to-day risks inherent in the activities of the business unit, and monitoring aggregate risks and compliance with risk policies at a corporate level.

Our corporate risk framework is supported by a governance structure encompassing the Board of Directors, an independent corporate risk oversight organization, business units, management-level risk committees and Internal Audit. As we continue in our efforts to build out our risk oversight organization, our goal is to establish clear lines of authority, clarify roles and responsibilities, and enact policies and procedures designed to ensure that we have an independent risk oversight function and a well-disciplined risk management process with appropriate checks and balances throughout our company.

Risk Policy and Capital Committee of the Board of Directors

The Board of Directors is responsible for approving our risk governance framework and providing capital and risk management oversight. The Board exercises its oversight of credit risk, market risk, operational risk and liquidity risk primarily through the Board’s Risk Policy and Capital Committee. The responsibilities of the Risk Policy and Capital Committee include:

•	evaluating and, where appropriate, recommending for Board approval enterprise-wide risk management policies, metrics and limits consistent with our mission and our safety and soundness;

•	reviewing policies and procedures designed to: (i) define, measure, identify and report on credit, market, liquidity and operational risk; and (ii) establish and communicate risk management controls throughout the company;

•	overseeing compliance with all enterprise-wide risk management policies;

•	overseeing the Chief Risk Office; and

•	reviewing the sufficiency of personnel, systems and other risk management capabilities.

Chief Risk Office

The Chief Risk Office is an independent risk oversight organization with responsibility for oversight of credit risk, market risk and operational risk. The Chief Risk Office is headed by a Chief Risk Officer who reports directly to the Chief Executive Officer and independently to the Risk Policy and Capital Committee of the Board of Directors. The Chief Risk Office and the position of Chief Risk Officer were established in 2005. The Chief Risk Office is responsible for formulating corporate risk policies and monitoring the company’s aggregate risk profile. The Chief Risk Office works closely with our business units to ensure they have in place the structure and information systems necessary to adequately measure, report, monitor and control their key business risks, consistent with corporate standards. The Chief Risk Office also is responsible for validation of risk models and for developing and implementing an economic risk capital framework.

The Chief Risk Officer is responsible for establishing our overall risk governance structure and providing independent evaluation and oversight of our risk management activities. In addition to directing the Chief Risk Office, the Chief Risk Officer oversees our management-level corporate risk committees. The Chief Risk Officer reports on a regular basis to our Board of Directors regarding our corporate risk profile, including our aggregate risk exposure, the level of risk by type of risk, performance relative to risk tolerance limits and any significant risk management issues.

Risk Management Committees

In 2006, we further enhanced our risk governance framework by creating two management-level committees: (i) the Corporate Risk Management Committee, which focuses on credit and market risk and is a successor to our Portfolio and Capital Committee; and (ii) the Operational Risk Committee, which focuses on operational risk. Each committee is responsible for, among other things:

•	monitoring aggregated risk exposure;

•	discussing emerging risk issues;

•	reviewing proposed risk limits;

•	approving the risk aspects of significant new business initiatives; and

•	approving and managing risk policies with corporate-wide or significant business unit implications.

The Management Executive Committee, which is chaired by the Chief Executive Officer and composed of principal executive officers of the company, has responsibility for reviewing and approving our enterprise-wide risk tolerance policy and our enterprise-wide risk framework, addressing issues referred to it by the Corporate Risk Management Committee and the Operational Risk Committee, addressing matters that involve multiple types of risks and addressing other significant business risks. Where appropriate, the Management Executive Committee brings transactions of an extraordinary nature and significant potential new business activities to the Risk Policy and Capital Committee of the Board of Directors for review and approval.

Business Units

Business unit managers execute company-wide risk policies set by the Chief Risk Officer, develop risk management strategies for their specific businesses, and establish and implement risk management policies and practices within their businesses. Each business unit is responsible for identifying, measuring and managing key risks within its business. In addition, each business unit has business unit risk managers who are responsible for ensuring that there are clear delineations of responsibility for managing risk, adequate systems for measuring risk, appropriately structured limits on risk taking, effective internal controls and a comprehensive risk reporting process. As part of our risk governance structure, we intend to establish within each business unit risk committees that will be responsible for decisions relating to risk strategy, policies and controls.

Internal Audit

Our Internal Audit group, under the direction of the Chief Audit Executive, provides an objective assessment of the design and execution of our internal control system, including our management systems, risk governance, and policies and procedures. The Chief Audit Executive reports directly and independently to the Audit Committee of the Board of Directors, and audit personnel are compensated on objectives set for the group by the Audit Committee rather than corporate financial results or goals. Internal Audit activities are designed to provide reasonable assurance that resources are safeguarded; that significant financial, managerial and operating information is complete, accurate and reliable; and that employee actions comply with our policies and applicable laws and regulations.

Office of Compliance and Ethics

Our Office of Compliance and Ethics, under the direction of the Chief Compliance Officer, is responsible for developing and carrying out corporate policies related to compliance, ethics and investigations. The Office of Compliance and Ethics and the position of Chief Compliance Officer were established in 2005. The Chief Compliance Officer reports directly to the Chief Executive Officer and independently to the Compliance Committee of the Board of Directors. The Chief Compliance Officer operates independently of management and may be removed only upon Board approval. The Chief Compliance Officer is responsible for overseeing our compliance activities; developing and promoting a code of ethical conduct; evaluating and investigating any allegations of misconduct; and overseeing and coordinating our OFHEO and HUD regulatory reporting and examinations. Our newly formed Compliance Coordination Committee, which is composed of senior officers of the company, is responsible for coordinating the legal and regulatory compliance risk governance functions with other control functions, such as Legal, Internal Audit and the Chief Risk Office.

Corporate Risk Tolerance Principles

In September 2006, the Board of Directors adopted risk principles that govern our risk activities. These principles include taking risks in an informed and disciplined manner and ensuring that we are adequately compensated for the risks we take, consistent with our mission goals. Pursuant to our corporate risk tolerance principles, we will accept certain levels of period-to-period volatility in our financial performance due to changes in market conditions and applicable accounting principles. Moreover, we will determine the appropriate accounting treatment of transactions as well as financial reporting, operations and systems capability before introducing new products or making significant revisions to existing products. The Chief

Risk Officer will report to the Board of Directors annually on management’s adherence to these risk principles.

Credit Risk Management

We assess, price and assume mortgage credit risk as a basic component of our business. We assume institutional counterparty credit risk in a variety of our business transactions, including transactions designed to mitigate mortgage credit risk and interest rate risk. The degree of credit risk to which we are exposed will vary based on many factors, including the risk profile of the borrower or counterparty, the contractual terms of the agreement, the amount of the transaction, repayment sources, the availability and quality of collateral and other factors relevant to current events, conditions and expectations. We evaluate these factors and actively manage, on an aggregate basis, the extent and nature of the credit risk we bear, with the objective of ensuring that we are adequately compensated for the credit risk we take, consistent with our mission goals.

Our Single-Family Credit Guaranty and HCD businesses are responsible for identifying, measuring, monitoring and managing credit risk subject to corporate risk policies and limits approved by the Chief Risk Office, which provides corporate oversight of the credit risk management process. The Corporate Risk Management Committee, which focuses on credit and market risk, meets at least monthly to review our aggregate credit risk profile and monitor our exposure relative to risk limits.

Our credit-related losses during the period 2002 to 2004 reflect the high credit quality of our mortgage credit book of business, resulting from the effect of a combination of several factors, including strong home price appreciation during the period, the benefits we receive from credit enhancements and other risk-sharing strategies, and our loss mitigation efforts. Our credit-related losses during this period remained at what we consider to be low levels, averaging approximately 0.01% of our mortgage credit book of business.

Mortgage Credit Risk Management

Mortgage credit risk is the risk that a borrower will fail to make required mortgage payments. We are exposed to credit risk on our mortgage credit book of business because we either hold the mortgage assets or have issued a guaranty in connection with the creation of Fannie Mae MBS backed by mortgage assets. Our mortgage credit book of business consists of both on- and off-balance sheet arrangements, including single-family and multifamily mortgage loans held in our portfolio; Fannie Mae MBS and non-Fannie Mae mortgage-related securities held in our portfolio; Fannie Mae MBS held by third-party investors; and credit enhancements that we provide on mortgage assets. We provide additional information regarding our off-balance sheet arrangements in “Off-Balance Sheet Arrangements” below.

Factors affecting credit risk on loans in our single-family mortgage credit book of business include the borrower’s financial strength and credit profile; the type of mortgage; the characteristics of the property securing the mortgage; and economic conditions, such as changes in home prices. Factors that affect credit risk on a multifamily loan include the structure of the financing; the type and location of the property; the condition and value of the property; the financial strength of the borrower and lender; market and sub-market trends and growth; and the current and anticipated cash flows from the property. These and other factors affect both the amount of expected credit loss on a given loan and the sensitivity of that loss to changes in the economic environment.

Table 26 displays the composition of our mortgage credit book of business as of December 31, 2004, 2003 and 2002. As indicated in Table 26, our single-family mortgage credit book of business accounted for approximately 95% of our entire mortgage credit book of business as of December 31, 2004, 2003 and 2002.

Table 26:  Composition of Mortgage Credit Book of Business

	As of December 31, 2004
	Single-Family		Multifamily		Total
	Conventional(1)	Government(2)	Conventional(1)	Government(2)	Conventional(1)	Government(2)
	(Dollars in millions)

Mortgage portfolio:(3)
Mortgage loans(4)	$345,575	$10,112	$43,396	$1,074	$388,971	$11,186
Fannie Mae MBS(4)	341,768	1,239	505	892	342,273	2,131
Agency mortgage-related securities(4)(5)	37,422	4,273	—	68	37,422	4,341
Mortgage revenue bonds	6,344	4,951	8,037	2,744	14,381	7,695
Other mortgage-related securities(6)	108,082	669	12	46	108,094	715

Total mortgage portfolio	839,191	21,244	51,950	4,824	891,141	26,068
Fannie Mae MBS held by third parties(7)	1,319,066	32,337	54,639	2,005	1,373,705	34,342

Book of business	2,158,257	53,581	106,589	6,829	2,264,846	60,410
Other(8)	346	—	14,111	368	14,457	368

Total mortgage credit book of business	$2,158,603	$53,581	$120,700	$7,197	$2,279,303	$60,778

	As of December 31, 2003
	Single-Family		Multifamily		Total
	Conventional(1)	Government(2)	Conventional(1)	Government(2)	Conventional(1)	Government(2)
	(Restated)
	(Dollars in millions)

Mortgage portfolio:(3)
Mortgage loans(4)	$355,200	$7,284	$33,945	$1,204	$389,145	$8,488
Fannie Mae MBS(4)	402,079	1,933	412	1,498	402,491	3,431
Agency mortgage-related securities(4)(5)	30,672	7,235	—	68	30,672	7,303
Mortgage revenue bonds	6,242	5,983	5,828	2,306	12,070	8,289
Other mortgage-related securities(6)	46,714	169	42	54	46,756	223

Total mortgage portfolio	840,907	22,604	40,227	5,130	881,134	27,734
Fannie Mae MBS held by third parties(7)	1,200,222	38,487	59,403	2,408	1,259,625	40,895

Book of business	2,041,129	61,091	99,630	7,538	2,140,759	68,629
Other(8)	330	—	12,346	492	12,676	492

Total mortgage credit book of business	$2,041,459	$61,091	$111,976	$8,030	$2,153,435	$69,121

	As of December 31, 2002
	Single-Family		Multifamily		Total
	Conventional(1)	Government(2)	Conventional(1)	Government(2)	Conventional(1)	Government(2)
	(Restated)
	(Dollars in millions)

Mortgage portfolio:(3)
Mortgage loans(4)	$295,457	$6,404	$19,485	$1,898	$314,942	$8,302
Fannie Mae MBS(4)	374,555	3,230	542	2,056	375,097	5,286
Agency mortgage-related securities(4)(5)	32,218	16,042	—	85	32,218	16,127
Mortgage revenue bonds	6,378	7,614	3,728	1,930	10,106	9,544
Other mortgage-related securities(6)	27,938	75	69	75	28,007	150

Total mortgage portfolio	736,546	33,365	23,824	6,044	760,370	39,409
Fannie Mae MBS held by third parties(7)	950,690	36,225	50,772	2,752	1,001,462	38,977

Book of business	1,687,236	69,590	74,596	8,796	1,761,832	78,386
Other(8)	576	—	10,906	545	11,482	545

Total mortgage credit book of business	$1,687,812	$69,590	$85,502	$9,341	$1,773,314	$78,931

(1)	Refers to mortgage loans and mortgage-related securities that are not guaranteed or insured by the U.S. government or any of its agencies.

(2)	Refers to mortgage loans and mortgage-related securities guaranteed or insured by the U.S. government or one of its agencies.

(3)	Mortgage portfolio data is reported based on unpaid principal balance.

(4)	Mortgage loan data includes mortgage-related securities that were consolidated and reported in our consolidated balance sheets as loans of $152.7 billion, $162.5 billion and $135.8 billion as of December 31, 2004, 2003 and 2002, respectively.

(5)	Includes mortgage-related securities issued by Freddie Mac and Ginnie Mae.

(6)	Includes mortgage-related securities issued by entities other than Fannie Mae, Freddie Mac or Ginnie Mae.

(7)	Includes Fannie Mae MBS held by third-party investors. The principal balance of resecuritized Fannie Mae MBS is included only once.

(8)	Includes additional single-family and multifamily credit enhancements that we provide not otherwise reflected in the table.

Our strategy in managing mortgage credit risk consists of three primary components: (1) acquisition policy and standards; (2) portfolio diversification and monitoring; and (3) credit loss management. We use various metrics to evaluate credit performance in our mortgage credit book of business. We estimate incurred credit losses inherent in our mortgage credit book of business as of each balance sheet date and maintain a combined balance of allowance for loan losses and reserve for guaranty losses at a level we believe reflects these losses.

Acquisition Policy and Standards

Single-Family

Our Single-Family business is responsible for pricing and managing credit risk relating to the portion of our single-family mortgage credit book of business consisting of whole single-family mortgage loans and Fannie Mae MBS backed by single-family mortgage loans (whether held in our portfolio or held by third parties). Accordingly, unless otherwise noted, the credit statistics on our conventional single-family mortgage credit book provided in this report relate only to this portion of our conventional single-family mortgage credit book managed by our Single-Family business, for which we have more detailed loan-level information, which constituted approximately 92%, 95% and 95% of our total conventional single-family mortgage credit book of business as of December 31, 2004, 2003 and 2002, respectively.

The remaining portion of our conventional single-family mortgage credit book of business consists of non-Fannie Mae mortgage-related securities backed by single-family mortgage loans and credit enhancements that we provide on single-family mortgage assets. Our Capital Markets business is responsible for pricing and managing credit risk relating to that remaining portion of our conventional single-family mortgage credit book. These mortgage exposures generally consist of mortgage-related assets where we may not have access to detailed loan level data and may not manage the credit performance of individual loans. The substantial majority of the non-Fannie Mae mortgage-related securities in our portfolio benefit from substantial credit enhancement, such as a guaranty from an entity such as Ginnie Mae or Freddie Mac, an insurance policy, structured subordination and similar sources of credit protection. Non-Fannie Mae mortgage-related securities held in our portfolio include Freddie Mac securities, Ginnie Mae securities, private-label mortgage-related securities, Fannie Mae MBS backed by private-label mortgage-related securities, and housing-related municipal revenue bonds. Over 90% of non-Fannie Mae mortgage-related securities held in our portfolio as of September 30, 2006 were rated AAA/Aaa by Standard and Poor’s and Moody’s.

We have established underwriting guidelines for these loans that are intended to provide a comprehensive analysis of borrowers and mortgage loans based upon known risk characteristics. We also have policies and various quality assurance efforts to review a sample of loans to measure compliance with our underwriting and eligibility criteria. We assess the characteristics and quality of a lender’s loans and processes through a post-purchase loan review program, on-site reviews of lender operations and regular comparisons of actual loan performance to expected performance.

Lenders generally represent and warrant compliance with our asset acquisition requirements when they sell mortgage loans to us or deliver mortgage loans in exchange for Fannie Mae MBS. We may require the lender to repurchase a loan or we may seek another remedy if we identify any deficiencies. We have developed a proprietary automated underwriting system, Desktop Underwriter®, which measures default risk by assessing the primary risk factors of a mortgage, including the loan-to-value ratio, the borrower’s credit profile, the type of mortgage, the loan purpose, and other mortgage and borrower characteristics. Subject to our review and approval, we also purchase and securitize mortgage loans that have been underwritten using other automated underwriting systems, as well as mortgage loans underwritten to agreed-upon standards that differ from our standard underwriting criteria.

The use of credit enhancements is an important part of our single-family acquisition policy and standards, although it also exposes us to institutional counterparty risk. Based on our current acquisition policy and standards, we may accept loans originated with loan-to-value ratios of up to 100%; however, from time to time, we may make an exception to these guidelines and acquire loans with a loan-to-value ratio greater than 100%. Our charter requires that conventional single-family mortgage loans that we purchase or that back Fannie Mae MBS with loan-to-value ratios above 80% at acquisition be covered by one or more of the following:

•	primary mortgage insurance;

•	a seller’s agreement to repurchase or replace any mortgage loan in default (for such period and under such circumstances as we may require); or

•	retention by the seller of at least a 10% participation interest in the mortgage loans.

Primary mortgage insurance is the most common type of credit enhancement in our mortgage credit book of business and is typically provided on a loan-level basis. Primary mortgage insurance transfers varying portions of the credit risk associated with a mortgage loan to a third-party insurer. The amount of insurance we obtain on any mortgage loan depends on our requirements, which depend on our assessment of risk.

In addition to the credit enhancement required by our charter, we require or obtain supplemental credit enhancement for some mortgage loans, typically those with higher credit risk. Our use of discretionary credit enhancements depends on our view of the inherent credit risk, the price of the credit enhancement, and our risk versus return objective.

The percentage of our conventional single-family mortgage credit book of business with credit enhancement was 19%, 21% and 27% as of December 31, 2004, 2003 and 2002, respectively. The percentage of our conventional single-family mortgage credit book of business with credit enhancement has not changed significantly since the end of 2004.

Housing and Community Development

Our HCD business is responsible for managing the credit risk on whole multifamily mortgage loans we purchase and on Fannie Mae MBS backed by multifamily loans (whether held in our portfolio or held by third parties). HCD also makes equity investments in LIHTC limited partnerships that own an interest in rental housing that the partnerships have developed or rehabilitated. On a much smaller scale, our HCD business also makes investments in other rental or for-sale housing developments and provides loans and credit support to public entities and local banks to support affordable housing and community development. We have established credit and underwriting guidelines for most of these transactions. While the underwriting of single-family loans primarily focuses on an evaluation of the borrower’s ability to repay the loan, the underwriting of multifamily loans focuses primarily on an evaluation of expected cash flows from the property for repayment. Our multifamily guidelines provide a comprehensive analysis of the local market, the borrower and its investment in the property, the property’s historical and projected financial performance, the property’s physical condition and third-party reports, including appraisals and engineering and environmental reports. For multifamily equity investments, we also evaluate the strength of our investment sponsors and third-party asset managers.

Multifamily loans we purchase or that back Fannie Mae MBS are either underwritten by a Fannie Mae-approved lender or subject to our underwriting review prior to closing. Many of our agreements delegate the underwriting decisions to the lender, principally through our Delegated Underwriting and Servicing, or DUSTM, program. Approximately 89% of our multifamily mortgage credit book of business as of December 31, 2004 consisted of loans delivered by DUS lenders, compared with approximately 90% as of December 31, 2003. Lenders represent and warrant compliance with our underwriting requirements when they sell us mortgage loans, when they request securitization of their loans into Fannie Mae MBS or when they request that we provide credit enhancement in connection with an affordable housing bond transaction. In addition, we use proprietary models and analytical tools to price and measure credit risk at acquisition. After closing, we conduct a post-purchase review of certain loans based on the product type or risk profile of the loan, the lender’s historical underwriting practices, the market and submarket conditions. If non-compliance issues are revealed during the review process, we may take a variety of actions, including increasing the lender credit loss sharing or requiring a lender to repurchase a loan, depending on the severity of the issues identified.

The use of credit enhancements is also an important part of our multifamily acquisition policy and standards. We use a variety of credit enhancement vehicles including lender risk sharing, lender repurchase agreements, pool insurance, subordinated participations in mortgage loans or structured pools, cash and letter of credit collateral agreements, and cross-collateralization/cross-default provisions. The most prevalent form of credit enhancement is lender risk sharing. Lenders in the DUS program typically share in loan-level credit losses in one of two ways. Generally, they either bear losses up to the first 5% of unpaid principal balance of the loan and share in remaining losses up to a prescribed limit, or they agree to share with us up to one-third of the credit losses on an equal basis. The percentage of our multifamily credit book of business with credit enhancement was 95%, 95% and 92% as of December 31, 2004, 2003 and 2002, respectively.

Portfolio Diversification and Monitoring

Single-Family

Our single-family mortgage credit book of business is diversified based on several factors that influence credit quality and performance and help manage our credit risk. We continually review the credit quality of our single-family mortgage credit book of business with a focus on a variety of mortgage loan risk factors that include loan-to-value ratios, loan product type, property type, occupancy type, credit score, loan purpose, property location and age of loan. Table 27 presents our conventional single-family mortgage credit book of business as of December 31, 2004, 2003 and 2002, based on the key risk characteristics that we monitor closely to assess the sensitivity of our credit losses to economic changes. Table 28 presents our conventional single-family business volumes (which refers to both conventional single-family mortgage loans we purchase for our mortgage portfolio and conventional single-family mortgage loans we securitize into Fannie Mae MBS) for 2004, 2003 and 2002 based on these risk characteristics. We typically obtain the data for these statistics from the sellers or servicers of the mortgage loans. We receive representations and warranties as to the accuracy of the information from those providing it. Except for quality assurance efforts, we do not independently verify the reported information. As noted above, we generally collect loan-level statistics only on conventional single-family mortgage loans held in our portfolio and backing Fannie MBS (whether held in our portfolio or held by third parties).

Table 27:  Risk Characteristics of Conventional Single-Family Mortgage Credit Book

	Percent of Book of Business(1)
	As of December 31,
	2004	2003	2002

Original loan-to-value ratio:
<= 60.00	26%	26%	20%
60.01% to 70.00%	17	17	15
70.01% to 80.00%	40	39	42
80.01% to 90.00%	9	10	13
90.01% to 100.0%	8	8	10
Greater than 100%	—	—	—

Total	100%	100%	100%

Weighted average	70%	70%	73%
Estimated mark-to-market loan-to-value ratio:(2)
<= 60.00	53%	43%	43%
60.01% to 70.00%	20	22	20
70.01% to 80.00%	18	24	25
80.01% to 90.00%	6	8	9
90.01% to 100.0%	3	3	3
Greater than 100%	—	—	—

Total	100%	100%	100%

Weighted average	57%	60%	61%
Average loan amount	$125,812	$122,901	$111,169
Product type:(3)
Fixed-rate:
Long-term	64%	64%	70%
Intermediate-term	24	27	23
Interest-only	—	—	—

Total fixed-rate	88	91	93

Adjustable-rate:
Interest-only	2	1	—
Negative-amortizing	1	1	2
Other ARMs	9	7	5

Total adjustable-rate	12	9	7

Total	100%	100%	100%

	Percent of Book of Business(1)
	As of December 31,
	2004	2003	2002

Number of property units:
1 unit	96%	96%	96%
2-4 units	4	4	4

Total	100%	100%	100%

Property type:
Single-family homes	93%	93%	94%
Condo/Co-op	7	7	6

Total	100%	100%	100%

Occupancy type:
Primary residence	92%	92%	93%
Second/vacation home	3	3	3
Investor	5	5	4

Total	100%	100%	100%

Credit score:
< 620	5%	5%	6%
620 to < 660	11	11	11
660 to < 700	18	18	18
700 to < 740	23	23	22
>= 740	41	40	36
Not available	2	3	7

Total	100%	100%	100%

Weighted average	719	717	714
Loan purpose:
Purchase	31%	28%	37%
Cash-out refinance	30	30	27
Other refinance	39	42	36

Total	100%	100%	100%

Geographic concentration:(4)
Midwest	17%	17%	18%
Northeast	19	18	19
Southeast	22	22	21
Southwest	16	16	16
West	26	27	26

Total	100%	100%	100%

	Percent of Book of Business(1)
	As of December 31,
	2004	2003	2002

Origination year:
<= 1994	2%	4%	8%
1995	—	1	1
1996	—	1	2
1997	1	1	2
1998	2	3	11
1999	2	2	7
2000	1	1	4
2001	6	9	27
2002	17	25	38
2003	46	53	—
2004	23	—	—

Total	100%	100%	100%

(1)	Percentages calculated based on unpaid principal balance of loans as of the end of each period.

(2)	The methodology used to estimate the mark-to-market loan-to-value ratio was implemented in 2004.

(3)	Long-term fixed-rate consists of mortgage loans with contractual maturities greater than 15 years. Intermediate-term fixed-rate consists of mortgage loans with contractual maturities equal to or less than 15 years.

(4)	Midwest includes IL, IN, IA, MI, MN, NE, ND, OH, SD and WI. Northeast includes CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT and VI. Southeast includes AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA and WV. Southwest includes AZ, AR, CO, KS, LA, MO, NM, OK, TX and UT. West includes AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

Table 28:  Risk Characteristics of Conventional Single-Family Mortgage Business Volumes

	Percent of Business Volume(1)
	For the Year Ended December 31,
	2004	2003	2002

Original loan-to-value ratio:
<= 60.00	23%	29%	23%
60.01% to 70.00%	16	18	16
70.01% to 80.00%	43	38	42
80.01% to 90.00%	8	8	11
90.01% to 100.0%	10	7	8
Greater than 100%	—	—	—

Total	100%	100%	100%

Weighted average	71%	68%	71%
Average loan amount	$158,759	$153,461	$145,566
Product type:(2)
Fixed-rate:
Long-term	62%	63%	66%
Intermediate-term	16	27	25
Interest-only	—	—	—

Total fixed-rate	78	90	91

	Percent of Business Volume(1)
	For the Year Ended December 31,
	2004	2003	2002

Adjustable-rate:
Interest-only	5	1	1
Negative-amortizing	2	1	1
Other ARMs	15	8	7

Total adjustable-rate	22	10	9

Total	100%	100%	100%

Number of property units:
1 unit	96%	96%	96%
2-4 units	4	4	4

Total	100%	100%	100%

Property type:
Single-family detached	91%	93%	93%
Condo/Co-op	9	7	7

Total	100%	100%	100%

Occupancy type:
Primary residence	91%	93%	92%
Second/vacation home	4	3	3
Investor	5	4	5

Total	100%	100%	100%

Credit score:
< 620	6%	4%	6%
620 to < 660	12	10	11
660 to < 700	19	18	18
700 to < 740	24	24	23
>= 740	39	44	41
Not available	—	—	1

Total	100%	100%	100%

Weighted average	715	721	717
Loan purpose:
Purchase	43%	22%	30%
Cash-out refinance	29	32	32
Other refinance	28	46	38

Total	100%	100%	100%

Geographic concentration:(3)
Midwest	17%	18%	20%
Northeast	19	18	18
Southeast	22	20	20
Southwest	14	14	15
West	28	30	27

Total	100%	100%	100%

(1)	Percentages calculated based on unpaid principal balance of loans at time of acquisition.

(2)	Long-term fixed-rate consists of mortgage loans with contractual maturities greater than 15 years. Intermediate-term fixed-rate consists of mortgage loans with contractual maturities equal to or less than 15 years.

(3)	See footnote 4 to Table 27 for states included in each geographic region.

The key elements of the above risk characteristics are as follows:

•	Loan-to-value (“LTV”) ratio. The LTV ratio is the ratio, at any point in time, of the unpaid principal balance of a mortgage loan to the value of the property that serves as collateral for the loan (expressed as a percentage). LTV ratio is a strong predictor of credit performance. In most cases, the original LTV is based on the appraised value reported to us at the time of acquisition of the loan. The aggregate current or estimated mark-to-market LTV is based on an internal valuation model we use to estimate periodic changes in home values. Assuming all other factors are equal, the likelihood of default and the gross severity of a loss in the event of default are typically lower as the LTV ratio decreases.

•	Product type. Product type is defined by the nature of the interest rate applicable to the mortgage (fixed for the duration of the loan or adjustable subject to contractual terms) and by the maturity of the loan. We generally divide our Single-Family business into three primary categories: long-term, fixed-rate mortgages with original terms of greater than 15 years; intermediate-term, fixed-rate mortgages with original terms of 15 years or less; and ARMs of any term. During 2004 and 2005, there was a proliferation of alternative product types, including negative-amortizing loans and interest-only loans. Negative-amortizing loans allow the borrower to make monthly payments that are less than the interest actually accrued for the period. The unpaid interest is added to the principal balance of the loan, which increases the outstanding loan balance. Negative-amortizing loans are typically adjustable-rate mortgage loans. Interest-only loans allow the borrower to pay only the monthly interest due, and none of the principal, for a fixed term. After the end of that term, usually five to ten years, the borrower can choose to refinance, pay the principal balance in a lump sum, or begin paying the monthly scheduled principal due on the loan, which results in a higher monthly payment at that time. Interest-only loans can be adjustable-rate or fixed-rate mortgage loans. While negative-amortizing and interest-only loans have been offered by lenders for some time, we began separately reporting and more closely monitoring them as their prevalence increased in 2004 and 2005.

Certain residential loan product types have features that may result in increased credit risk when compared to residential loans without those features. In general, 15-year fixed-rate mortgages exhibit the lowest default rate among the types of mortgage loans we securitize and purchase, due to the accelerated rate of principal amortization on these mortgages and the credit profiles of borrowers who use them. The next lowest rate of default is associated with 30-year fixed-rate mortgages. Balloon/reset mortgages and ARMs typically default at a higher rate than fixed-rate mortgages, although default rates for different types of ARMs may vary. While ARMs are typically originated with interest rates that are initially lower than those available for fixed-rate mortgages, the interest rates on ARMs change over time based on changes in an index or reference interest rate. As a result, the borrower’s payments may rise or fall, within limits, as interest rates change. As payment amounts increase, the risk of default also increases. In the low interest rate environment experienced during 2005, 2004 and 2003, this industry trend was reversed with ARMs exhibiting lower default rates than fixed-rate mortgages. We expect loans that permit a borrower to defer the payment of principal or interest, such as negative-amortizing and interest-only loans, to default more often than traditional mortgage loans. We consider the risk of default in determining our guaranty fee and purchase price.

•	Number of units. We classify mortgages secured by housing with four or fewer living units as single- family. Mortgages on one-unit properties tend to have lower credit risk than mortgages on multiple-unit properties, such as duplexes, all other factors held equal. Over 95% of our single-family mortgage credit book of business consists of loans secured by one-unit properties.

•	Property type. We evaluate the underlying type of property that secures a mortgage loan. Condominiums are generally considered to have higher credit risk than single-family detached properties. Condominiums are often more difficult to resell than single-family detached properties, and they historically have exhibited greater volatility in home price trends.

•	Occupancy type. Borrowers may purchase a home as a primary residence, a second or vacation home, or an investment property. Assuming all other factors are equal, mortgages on properties occupied by the borrower as a primary or secondary residence tend to have lower credit risk than mortgages on investment properties.

•	Credit score. Credit score is a measure often used by the financial services industry, including our company, to assess borrower credit quality. Credit scores are generated by credit repositories and calculated based on proprietary statistical models that evaluate many types of information on a borrower’s credit report and predict the likelihood that a borrower will repay future obligations as expected. FICO® scores, developed by Fair Isaac Corporation, are commonly used credit scores. FICO scores, as reported by the credit repositories, may range from a low of 300 to a high of 850. Based on Fair Isaac Corporation statistical information, a higher FICO score typically indicates a lesser degree of credit risk.

We obtain borrower credit scores on the majority of single-family mortgage loans that we purchase or that back Fannie Mae MBS. We believe the average credit score within our single-family mortgage credit book of business is a strong indicator of default risk.

•	Loan purpose. Loan purpose indicates how the borrower intends to use the funds from a mortgage loan. We designate the loan purpose as purchase, cash-out refinance or other refinance. The funds in a purchase transaction are used to acquire a property. In addition to paying off an existing first mortgage lien, the funds in a cash-out refinance transaction also may be used for other purposes, including paying off subordinate mortgage liens and providing unrestricted cash proceeds to the borrower. Cash-out refinancings have a higher risk of default. All other refinance transactions are defined as other re-financings. We also may disclose certain loans that were modified prior to our acquisition as refinanced loans.

•	Geographic concentration. Local economic conditions affect borrowers’ ability to repay loans and the value of the collateral underlying a loan, if all other factors are equal. We analyze geographic exposure at a variety of levels of geographic aggregation, including at the regional level. Geographic diversification reduces mortgage credit risk.

•	Loan age. We monitor year of origination and loan age, which is defined as the number of years since origination. Statistically, the peak ages for default are currently from two to six years after origination.

The credit quality of the mortgage loans in our conventional single-family mortgage credit book of business remained high as of December 31, 2004 and 2003, as evidenced by weighted average loan-to-value ratios and weighted average credit scores. The weighted average original loan-to-value ratio was 70% as of December 31, 2004 and 2003. The weighted average estimated mark-to-market loan-to-value ratio for our conventional single-family mortgage credit book of business decreased to 57% as of December 31, 2004 from 60% as of December 31, 2003. The weighted average credit score was 719 and 717 as of December 31, 2004 and 2003, respectively. As of September 30, 2006, the weighted average original loan-to-value ratio was an estimated 70% and the weighted average estimated mark-to-market loan-to-value ratio was an estimated 54%. The weighted average credit score was 721 as of September 30, 2006.

The most notable change in the overall risk profile of our single-family mortgage credit book of business since the end of 2004 has been in product types. As a result of the rise in home prices over the past several years, there has been a shift in the primary mortgage market to mortgage loans with features that make it easier for borrowers to qualify for a mortgage loan and that offer lower initial monthly payments by allowing the borrower to defer repayment of principal or interest. These products include interest-only mortgage loans that are available with both fixed-rate and adjustable-rate terms and ARMs that have the potential for negative amortization.

Interest-only loans, which represented approximately 5% of our conventional single-family business volumes (which refers to both conventional single-family mortgage loans purchased for our mortgage portfolio and conventional single-family mortgage loans securitized into Fannie Mae MBS) in 2004, increased to approximately 10% in 2005 and approximately 15% for the first nine months of 2006. Most of the interest-only products we acquired during 2004 and 2005 had adjustable-rate terms. Approximately 38% of the interest-only products we acquired during the first nine months of 2006 had fixed-rate terms.

Negative-amortizing ARMs represented approximately 2% of our conventional single-family business volumes in 2004 and approximately 3% in 2005 and approximately 4% for the first nine months of 2006. As a result of the shift in the product profile of new business in recent years, interest-only loans and negative-amortizing ARMs represented approximately 6% and 2%, respectively, of our conventional single-family mortgage credit book of business as of September 30, 2006, compared with approximately 2% and 1%, respectively, as of December 31, 2004.

In addition, there has been an increasing industry trend towards streamlining the mortgage loan underwriting process by reducing the documentation requirements for borrowers. Reduced documentation loans in some cases present higher credit risk than loans underwritten with full standard documentation.

In September 2006, the federal financial regulatory agencies (The Board of Governors of the Federal Reserve System, the Office of Comptroller of the Currency, the Office of Thrift Supervision, the National Credit Union Administration, and the Federal Deposit Insurance Corporation) jointly issued “Interagency Guidance on Nontraditional Mortgage Product Risks” to address risks posed by interest-only loans and other mortgage products that allow borrowers to defer repayment of principal or interest. The guidance also addresses the layering of risks that results from combining these product types with other features that may compound risk, such as relying on reduced documentation to evaluate a borrower’s creditworthiness. The guidance directs federally regulated financial institutions (which includes the bulk of our lender customers) originating these loans to maintain underwriting standards that are consistent with prudent lending practices, including analysis of a borrower’s capacity to repay the full amount of credit that may be extended and to provide borrowers with clear and balanced information about the relative benefits and risks of these products sufficiently early in the process to enable them to make informed decisions. It is too early to determine what impact, if any, the new guidelines will have on our business.

In addition to the shift in the product profile of new business described above, we have made, and continue to make, significant adjustments to our mortgage loan sourcing and purchase strategies in an effort to meet HUD’s increased housing goals and new subgoals. These strategies include entering into some purchase and securitization transactions with lower expected economic returns than our typical transactions. We have also relaxed some of our underwriting criteria to obtain goals-qualifying mortgage loans and increased our investments in higher-risk mortgage loan products that are more likely to serve the borrowers targeted by HUD’s goals and subgoals, which could increase our credit losses. See “Item 1—Business—Our Charter and Regulation of Our Activities—Regulation and Oversight of Our Activities—HUD Regulation—Housing Goals” for a description of our housing goals.

We use analytical tools to measure credit risk exposures, assess performance of our mortgage credit book of business, and evaluate risk management alternatives. We continually refine our methods of measuring credit risk, setting risk and return targets, and transferring risk to third parties. We use our analytical models to establish forecasts and expectations for the credit performance of loans in our mortgage credit book and compare actual performance to those expectations. Comparison of actual versus projected performance and changes in other key trends are monitored to identify changes in risk or return profiles and to provide the basis for revising policies, standards, guidelines, credit enhancements or guaranty fees for future business.

Housing and Community Development

Diversification within our multifamily mortgage credit book of business and LIHTC equity investments business by geographic concentration, term-to-maturity, interest rate structure, borrower concentration and credit enhancement arrangements is an important factor that influences credit quality and performance and helps reduce our credit risk.

We monitor the performance and risk concentrations of multifamily loans and properties on an ongoing basis throughout the life cycle of the investment at the loan, property and portfolio level. We closely track the physical condition and financial performance of the property, the historical performance of the loan or property, the relevant local market economic conditions that may signal changing risk or return profiles and other risk factors. For example, we closely monitor rental payment trends and vacancy levels in local markets to identify loans meriting closer attention or loss mitigation actions. We also evaluate the servicers’

submissions and may require the servicer to take certain actions to mitigate the likelihood of delinquency or default. For our investments in multifamily loans and properties, the primary asset management responsibilities are performed by our DUS lenders. For our LIHTC investments, the primary asset management responsibilities are performed by our LIHTC syndicator partners or third parties. These partners provide us with periodic construction status updates and property operating information. We compare the information received to our construction schedules, tax delivery schedules and industry standards to measure and grade project performance.

We use proprietary models and analytical tools to periodically re-evaluate our multifamily mortgage credit book of business, establish forecasts of credit performance and estimate future potential credit losses. Information derived from our analyses is used to identify changes in risks and provide the basis for revising policies, standards, pricing and credit enhancements.

We also have data on and manage multifamily mortgage credit risk at the loan level. We have data at the loan level on approximately 90% of our multifamily mortgage credit book as of December 31, 2004, 2003 and 2002. Unless otherwise noted, the credit statistics provided for our multifamily mortgage credit book generally include only mortgage loans in our portfolio, outstanding Fannie Mae MBS (excluding Fannie Mae MBS backed by non-Fannie Mae mortgage-related securities) and credit enhancements that we provide, where we have more detailed loan-level information.

Credit Loss Management

Single-Family

We manage problem loans to mitigate credit losses. If a mortgage loan does not perform, we work closely in partnership with the servicers of our loans to minimize the frequency of foreclosure as well as the severity of loss. We have developed detailed servicing guidelines and work closely with the loan servicers to ensure that they take appropriate loss mitigation steps on a timely basis. Our loan management strategy begins with payment collection and work-out guidelines designed to minimize the number of borrowers who fall behind on their obligations and to help borrowers who are delinquent from falling further behind on their payments. We seek alternative resolutions of problem loans to reduce the legal and management expenses associated with foreclosing on a home.

In our experience, early intervention is critical to controlling credit losses. We offer Risk Profilersm, an internally-developed default prediction model, to our single-family servicers to monitor the performance and risk of each loan and identify those loans that are most likely to default and require the most attention. Risk Profiler uses credit risk indicators such as mortgage payment records, updated borrower credit data, current property values and mortgage product characteristics to evaluate the risk of each loan. Most of the lenders that service loans we buy or that back Fannie Mae MBS use Risk Profiler or a similar default prediction model.

We require our single-family servicers to pursue various resolutions of problem loans as an alternative to foreclosure, including:

•	repayment plans in which borrowers repay past due principal and interest over a reasonable period of time through a temporarily higher monthly payment;

•	loan modifications in which past due interest amounts, net of any borrower contributions, are added to the loan principal amount and recovered over the remaining life of the loan, and other loan adjustments;

•	accepting deeds in lieu of foreclosure whereby the borrower signs over title to the property without the added expense of a foreclosure proceeding; and

•	preforeclosure sales in which the borrower, working with the servicer, sells the home and pays off all or part of the outstanding loan, accrued interest and other expenses from the sale proceeds.

The objective of the repayment plan and loan modification strategies is to allow borrowers who have experienced temporary financial distress to remain in their homes and to avoid the losses associated with foreclosure. The objective of the deed in lieu and preforeclosure sale strategies is to minimize the extra costs associated with a traditional foreclosure by obtaining the borrower’s cooperation in resolving the default. We use analytical models and work rules to determine which alternative resolution, if any, may be appropriate for each problem loan.

We track the ultimate performance of alternative resolutions in absolute terms and in relation to estimated losses in the event of a traditional single-family loan foreclosure. We adjust our loss mitigation policies as appropriate to be consistent with our risk management objectives. In the case of repayment plans and loan modifications, we focus in particular on the performance of the loans subsequent to our intervention. Of the conventional loans that recover through modifications, long-term forbearances and repayment plans, our performance experience after 36 months following the inception of all such plans, based on the period 1998 to 2002, has been that approximately 65% of these loans remain current or have been paid in full. Approximately 11% have terminated through foreclosure. The remaining loans once again reached a delinquent status.

In those cases when a foreclosure avoidance effort is not successful, we foreclose and acquire the property. Our property management and sale operation consists of several strategies designed to shorten our holding time, minimize the impact on the neighborhood, maximize our recovery and mitigate credit losses. These strategies include prompt assessment of the property condition, partnering with qualified local real estate brokers and refurbishing the property to appeal to the broadest market of homebuyers, particularly buyers who plan to live in the home.

The table below presents statistics on the resolution of conventional single-family problem loans for the years ended December 31, 2004, 2003 and 2002.

Table 29:  Statistics on Conventional Single-Family Problem Loan Workouts

	For the Year Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
	(Number of loans)

Modifications(1)	22,591	17,119	14,298
Repayment plans and long-term forbearances	11,001	10,521	6,779
Pre-foreclosure sales	2,575	2,052	1,513
Deeds in lieu of foreclosure	330	320	192

Total number of problem loan workouts(2)	36,497	30,012	22,782

(1)	Modifications include troubled debt restructurings, which result in concessions to borrowers, and other modifications to the contractual terms of the loan that do not result in concessions to the borrower.

(2)	For each of the years ended December 31, 2004, 2003 and 2002, represents approximately 0.2% of the total number of loans in our conventional single-family mortgage credit book.

Housing and Community Development

When a multifamily loan does not perform, we work closely with our loan servicers to minimize the severity of loss by taking appropriate loss mitigation steps. We permit our multifamily servicers to pursue various options as an alternative to foreclosure, including modifying the terms of the loan, selling the loan, and preforeclosure sales. The resolution strategy depends in part on the borrower’s level of cooperation, the performance of the market or submarket, the value of the property, the condition of the property, any remaining equity in the property and the borrower’s ability to infuse additional equity into the property. The unpaid principal balance of multifamily loan modifications totaled $224 million, $196 million and $184 million for the years ended December 31, 2004, 2003 and 2002, respectively, which represented 0.18%, 0.16% and 0.19% of our multifamily mortgage credit book of business as of the end of each respective period.

When a non-guaranteed LIHTC investment does not perform, we work closely with our syndicator partner. The resolution strategy depends on:

•	the local general partner’s ability to meet obligations;

•	the value of the property;

•	the ability to restructure the debt;

•	the financial and workout capacity of the syndicator partner; and

•	the strength of the market or submarket.

If a guaranteed LIHTC investment does not perform, the guarantor remits funds to us in an amount that provides us with the contractual underwritten return. Our risk in this situation is that the counterparty will not perform. Refer to “Institutional Counterparty Credit Risk Management” below for a discussion of how we manage the credit risk associated with our counterparties.

Mortgage Credit Book Performance

Key metrics used to measure credit risk in our mortgage credit book of business and evaluate credit performance include the serious delinquency rate, nonperforming loans and credit losses.

Serious Delinquency

The serious delinquency rate is an indicator of potential future foreclosures, although most loans that become seriously delinquent do not result in foreclosure. The rate at which new loans become seriously delinquent and the rate at which existing seriously delinquent loans are resolved significantly affect the level of future credit losses. Home price appreciation decreases the risk of default. A borrower with enough equity in a home can sell the home or draw on equity in the home to avoid foreclosure. A decline in home prices increases the risk of default. The presence of credit enhancements mitigates credit losses caused by defaults.

We classify single-family loans as seriously delinquent when a borrower has missed three or more consecutive monthly payments, and the loan has not been brought current or extinguished through foreclosure, payoff or other resolution. A loan referred to foreclosure but not yet foreclosed is also considered seriously delinquent. Loans that are subject to a repayment plan are classified as seriously delinquent until the borrower has missed fewer than three consecutive monthly payments. We calculate the single-family serious delinquency rate by dividing the number of seriously delinquent single-family loans by the total number of single-family loans outstanding. We include all of the conventional single-family loans that we own and that back Fannie Mae MBS in our single-family delinquency rate, including those with substantial credit enhancement. We distinguish between loans on which we have some form of credit enhancement and loans on which we do not have credit enhancement.

We classify multifamily loans as seriously delinquent when payment is 60 days or more past due. We calculate the multifamily serious delinquency rate by dividing the unpaid principal balance of seriously delinquent multifamily loans by the unpaid principal balance of all multifamily loans we own and that back Fannie Mae MBS or housing authority bonds for which we provide credit enhancement. The table below compares the serious delinquency rates for all conventional single-family loans and multifamily loans, in each case with credit enhancements and without credit enhancements.

Table 30:  Serious Delinquency Rates

	As of December 31,
	2004		2003		2002
		Serious		Serious		Serious
	Book	Delinquency	Book	Delinquency	Book	Delinquency
	Outstanding(1)	Rate(2)	Outstanding(1)	Rate(2)	Outstanding(1)	Rate(2)

Conventional single-family loans:
Credit enhanced	19%	1.84%	21%	1.65%	27%	1.29%
Non-credit enhanced	81	0.33	79	0.30	73	0.31

Total conventional single-family loans	100%	0.63%	100%	0.60%	100%	0.57%

Multifamily loans:
Credit enhanced	95%	0.11%	95%	0.29%	92%	0.08%
Non-credit enhanced	5	0.13	5	0.22	8	0.02

Total multifamily loans	100%	0.11%	100%	0.29%	100%	0.08%

(1)	Reported based on unpaid principal balance.

(2)	Reported based on number of loans for single-family and unpaid principal balance for multifamily.

The increase in the multifamily serious delinquency rate to 0.29% as of December 31, 2003 was primarily attributable to the addition of $137 million in seriously delinquent loans from two borrowers with properties in weaker markets. All but one of these loans were restructured or became current during 2004, resulting in a decline in the multifamily serious delinquency rate to 0.11% as of December 31, 2004. The impact of Hurricane Katrina during the fourth quarter of 2005 led to an increase in our multifamily serious delinquency rate to 0.32% as of December 31, 2005, which subsequently declined during 2006 from the resolution of loans secured by property in the Gulf Coast region.

As a result of the sharp decline in the rate of home price appreciation during 2006 and the possibility of modest home price declines in 2007, we expect that serious delinquencies may trend upward. As of September 30, 2006, approximately 8% of our conventional single-family mortgage credit book had an estimated mark-to-market loan-to-value ratio greater than 80%. Over 80% of these loans were covered by credit enhancement. In examining the geographic concentration of these high LTV loans, there was no metropolitan statistical area with more than 5% of this segment of our conventional single-family mortgage credit book of business. The three largest metropolitan statistical area concentrations were in Atlanta, Detroit and Dallas.

Nonperforming Loans

We classify conventional single-family loans, including delinquent loans purchased from an MBS trust pursuant to the terms of the trust indenture, as nonperforming and place them on nonaccrual status at the earlier of when payment of principal and interest becomes three months or more past due according to the loan’s contractual terms or when, in our opinion, collectibility of interest or principal is not reasonably assured. We classify conventional multifamily loans as nonperforming and place them on nonaccrual status at the earlier of when payment of principal and interest is three months or more past due according to the loan’s contractual terms or when we determine that collectibility of all principal or interest is not reasonably assured based on an individual loan level assessment. We continue to accrue interest on nonperforming loans that are federally insured or guaranteed by the U.S. government. Table 31 provides statistics on nonperforming single-family and multifamily loans as of December 31, 2004, 2003, 2002 and 2001.

Table 31:  Nonperforming Single-Family and Multifamily Loans

	As of December 31,
	2004	2003	2002	2001
		(Restated)	(Restated)	(Restated)
	(Dollars in millions)

Nonperforming loans:
Nonaccrual loans	$7,987	$7,742	$6,303	$4,664
Troubled debt restructurings(1)	816	673	580	503

Total nonperforming loans	$8,803	$8,415	$6,883	$5,167

Interest on nonperforming loans:
Interest income forgone(2)	$188	$192	$149	$102
Interest income recognized during year(3)	381	376	331	265

Accruing loans past due 90 days or more(4)	$187	$225	$251	$301

(1)	Troubled debt restructurings include loans whereby the contractual terms have been modified that result in concessions to borrowers experiencing financial difficulties.

(2)	Forgone interest income represents the amount of interest income that would have been recorded during the year on nonperforming loans as of December 31 had the loans performed according to their contractual terms.

(3)	Represents interest income recognized during the year on loans classified as nonperforming as of December 31.

(4)	Recorded investment of loans as of December 31 that are 90 days or more past due and continuing to accrue interest include loans insured or guaranteed by the government and loans where we have recourse against the seller of the loan in the event of a default.

Credit Losses

Credit loss performance is a significant indicator of the effectiveness of our credit risk management strategies. Credit-related losses include charge-offs plus foreclosed property expense (income). Credit losses for the years ended December 31, 2004, 2003 and 2002 are presented in Table 32.

Table 32:  Single-Family and Multifamily Credit Loss Performance

	For the Year Ended December 31,
	2004						2003						2002
	Single-						Single-						Single-
	Family		Multifamily		Total		Family		Multifamily		Total		Family		Multifamily		Total
									(Restated)						(Restated)
	(Dollars in millions)

Charge-offs, net of recoveries	$189		$21		$210		$196		$5		$201		$133		$18		$151
Foreclosed property expense (income)	(17)		28		11		(10)		(2)		(12)		(10)		(1)		(11)

Credit-related losses	$172		$49		$221		$186		$3		$189		$123		$17		$140

Charge-off ratio (basis points)(1)	0.9	bp	1.7	bp	0.9	bp	1.0	bp	0.5	bp	1.0	bp	0.8	bp	2.1	bp	0.9	bp
Credit loss ratio (basis points)(2)	0.8	bp	4.0	bp	1.0	bp	1.0	bp	0.3	bp	0.9	bp	0.7	bp	1.9	bp	0.8	bp

(1)	Represents charge-offs, net of recoveries, divided by average mortgage credit book of business.

(2)	Represents credit-related losses divided by average mortgage credit book of business.

Interest forgone on nonperforming loans in our mortgage portfolio, which is presented in Table 31, reduces our net interest income but is not reflected in our credit loss total. Other-than-temporary impairment resulting from deterioration in credit quality of our mortgage-related securities is not included in credit-related losses. As shown in Table 32, our credit losses for the years presented have averaged 1.0 basis point, or 0.01%, of our average mortgage credit book of business over the periods presented. The rapid acceleration in home prices during the period from 1999 to 2005, combined with our use of credit enhancements, helped to mitigate our credit losses. As a result of the substantial slowdown in home price appreciation during 2006 and our belief that home prices may decline modestly in 2007, we expect our credit losses to increase.

Losses from the Gulf Coast Hurricanes Katrina and Rita increased our provision for credit losses in 2005. Our exposure to losses as a result of Hurricanes Katrina and Rita arose primarily from Fannie Mae MBS backed by loans secured by properties in the affected areas, our portfolio holdings of mortgage loans and mortgage-related securities backed by loans secured by properties in the affected areas, and real estate that we own in the affected areas. We initially estimated that our after-tax losses associated with the Gulf Coast Hurricanes would be in a range of $250 million to $550 million, which included both single-family and multifamily properties. As a result of our ongoing assessment and loss mitigation activities, we reduced and refined our estimated after-tax losses to a range of $97 million to $160 million. The reduction in our estimate is the result of several factors, including the liquidation of a number of loans relating to flooded properties from our mortgage portfolio, borrower receipts of more insurance and disaster relief funds than previously expected on the flooded properties and reduced delinquencies for affected loans outside the flood-damaged areas. Our ongoing analysis has resulted in a further reduction in our combined allowance for loan losses and reserve for guaranty losses during the first nine months of 2006 to reflect our revised estimate. Further adjustments to this estimate are possible as we continue to monitor this issue.

We use internally developed models to assess our sensitivity to credit losses based on current data on home values, borrower payment patterns, non-mortgage consumer credit history and management’s economic outlook. We closely examine a range of potential economic scenarios to monitor the sensitivity of credit losses. Our models indicate that home price movements are an important predictor of credit performance. Pursuant to the September 1, 2005 agreement with OFHEO, we agreed to provide quarterly assessments of the impact on our expected credit losses from an immediate 5% decline in single-family home prices for the entire United States, which we believe is a stressful scenario based on housing data from OFHEO. Historical statistics from OFHEO’s house price index reports indicate the national average rate of home price appreciation over the last 20 years has been about 5.3%, while the lowest national average annual appreciation rate in any single year has been 0.3%. However, we believe there is a possibility of modest declines in home prices in 2007.

We develop a baseline scenario that estimates the present value of future credit losses over a ten-year period. We then calculate the present value of credit losses assuming an immediate 5% decline in the value of single-family properties securing mortgage loans we own or that back Fannie Mae MBS. Following this decline, we assume home prices will follow a statistically derived long-term path. The sensitivity of future credit losses represents the dollar difference between credit losses in the baseline scenario and credit losses assuming the immediate 5% home price decline. The estimated sensitivity of our expected future credit losses to an immediate 5% decline in home values for single-family mortgage loans as of December 31, 2004 and 2003 is disclosed in the following table. We disclose both the gross credit loss sensitivity prior to the receipt of private mortgage insurance claims or any other credit enhancements and the net credit loss sensitivity after consideration of these items.

Table 33:  Single-Family Credit Loss Sensitivity(1)

	As of December 31,
	2004	2003
		(Restated)
	(Dollars in millions)

Gross credit loss sensitivity(2)	$2,266	$2,189
Less: Projected credit risk sharing proceeds	1,179	1,125

Net credit loss sensitivity	$1,087	$1,064

Single-family whole loans and Fannie Mae MBS	$1,980,789	$1,940,849
Single-family net credit loss sensitivity as a percentage of single-family whole loans and Fannie Mae MBS	0.05%	0.05%

(1)	Represents total economic credit losses, which include net charge-offs/recoveries, foreclosed property expenses, forgone interest and the cost of carrying foreclosed properties.

(2)	Measures the gross sensitivity of our expected future credit losses to an immediate 5% decline in home values for first lien single-family whole loans we own or that back Fannie Mae MBS. After the initial shock, we estimate home price growth rates return to the rate projected by our credit pricing models.

The estimates in the preceding paragraphs are based on approximately 90% and 92% of our total single-family mortgage credit book of business as of December 31, 2004 and 2003, respectively. The mortgage loans and mortgage-related securities that are included in these estimates consist of single-family single-class Fannie Mae MBS (whether held in our portfolio or held by third parties) and single-family whole mortgage loans, excluding mortgages secured only by second liens and reverse mortgages. We expect the inclusion in our estimates of these excluded products may impact the estimated sensitivities set forth in the preceding paragraphs. The above estimated credit loss sensitivities are generated using the same models that we use to estimate fair value and impairment. We have made certain modifications to our models from those used to report previous credit loss sensitivities. We believe the model changes have less than a 10% impact on our reported gross and net loss sensitivities.

Foreclosure and REO activity affects the level of credit losses. The table below shows foreclosure and REO activity for our single-family mortgage credit book of business for the years ended December 31, 2004, 2003 and 2002.

Table 34:  Single-Family Foreclosed Property Activity

	For the Year Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
	(Number of properties)

Beginning inventory of foreclosed properties (REO)(1)	13,749	9,975	7,073
Geographic analysis of acquisitions:(2)
Midwest	10,149	7,384	4,743
Northeast	2,318	1,997	2,053
Southeast	10,275	8,539	5,615
Southwest	8,422	6,640	4,462
West	1,739	2,235	2,629

Total properties acquired through foreclosure	32,903	26,795	19,502
Dispositions of REO	28,291	23,021	16,600

Ending inventory of foreclosed properties (REO)(1)	18,361	13,749	9,975

(1)	Includes deeds in lieu of foreclosure.

(2)	See footnote 4 to Table 27 for states included in each geographic region.

Our inventory of multifamily foreclosed properties consisted of 18, 20 and 3 properties as of December 31, 2004, 2003 and 2002, respectively, with a carrying value totaling $131 million, $98 million and $9 million as of the end of each respective period.

Allowance for Loan Losses and Reserve for Guaranty Losses

We maintain a separate allowance for loan losses for single-family and multifamily loans classified as held for investment in our mortgage portfolio and a reserve for guaranty losses for credit-related losses associated with certain mortgage loans that back Fannie Mae MBS held in our portfolio and held by other investors. The allowance for loan losses and reserve for guaranty losses represent our estimate of incurred credit losses inherent in our loans held for investment and loans underlying Fannie Mae MBS, respectively, as of each balance sheet date. We use the same methodology to determine our allowance for loan losses and our reserve for guaranty losses because the relevant factors affecting credit risk are the same. We recognize credit losses and record a provision for credit losses when available information indicates that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated in accordance with SFAS No. 5, Accounting for Contingencies. We also evaluate certain single-family and multifamily loans on an individual basis to recognize and measure impairment and record an allowance for incurred losses in accordance with the provisions of SFAS 114. We provide additional information on the methodology used in developing our allowance for loan losses and reserve for guaranty losses in “Notes to Consolidated Financial Statements—Note 2, Summary of Significant Accounting Policies.” Because of the significant degree of judgment involved in estimating the allowance for loan losses and reserve for guaranty losses, we identify it as a critical accounting policy and discuss the assumptions involved in our estimation process in “Critical Accounting Policies and Estimates—Allowance for Loan Losses and Reserve for Guaranty Losses.”

We report the allowance for loan losses and reserve for guaranty losses as separate line items in the consolidated balance sheets. The provision for credit losses is reported in the consolidated statements of income. Table 35 summarizes changes in our allowance for loan losses and reserve for guaranty losses for the years ended December 31, 2004, 2003 and 2002.

Table 35:  Allowance for Loan Losses and Reserve for Guaranty Losses

	As of December 31,
	2004	2003	2002
		(Restated)	(Restated)
	(Dollars in millions)

Allowance for loan losses:
Beginning balance	$290	$216	$168
Provision	174	187	128
Charge-offs(1)	(321)	(270)	(175)
Recoveries	131	72	27
Increase from the reserve for guaranty losses(2)	75	85	68

Ending balance	$349	$290	$216

Reserve for guaranty losses:
Beginning balance	$313	$223	$138
Provision	178	178	156
Charge-offs	(24)	(7)	(11)
Recoveries	4	4	8
Decrease to the allowance for loan losses(2)	(75)	(85)	(68)

Ending balance	$396	$313	$223

Combined allowance for loan losses and reserve for guaranty losses:
Beginning balance	$603	$439	$306
Provision	352	365	284
Charge-offs(1)	(345)	(277)	(186)
Recoveries	135	76	35

Ending balance	$745	$603	$439

Balance at end of each period attributable to:
Single-family	$644	$516	$374
Multifamily	101	87	65

Total	$745	$603	$439

Percent of combined allowance and reserve in each category to related mortgage credit book of business:(3)
Single-family	0.03%	0.02%	0.02%
Multifamily	0.08	0.07	0.07
Total	0.03	0.03	0.02

(1)	Includes accrued interest of $29 million, $29 million and $24 million for the years ended December 31, 2004, 2003 and 2002, respectively.

(2)	Includes decrease in reserve for guaranty losses and increase in allowance for loan losses due to the purchase of delinquent loans from MBS pools.

(3)	Represents ratio of combined allowance and reserve balance by loan type to mortgage credit book of business by loan type.

Our combined allowance for loan losses and reserve for guaranty losses totaled $745 million as of December 31, 2004, compared with $603 million and $439 million as of December 31, 2003 and 2002, respectively. The amount of our allowance for loan losses and reserve for guaranty losses increased during this period primarily due to growth in our book of business. However, the combined allowance for loan losses and reserve for guaranty losses as a percentage of our mortgage credit book of business remained relatively stable, averaging between 0.02% and 0.03%. This trend reflects our historically low average default rates and loss severity on foreclosed properties. In the fourth quarter of 2004, we increased our combined allowance for loan losses and reserve for guaranty losses by $142 million due to an observed reduction in subsequent recourse proceeds from lenders on certain charged-off loans.

Institutional Counterparty Credit Risk Management

Institutional counterparty risk is the risk that institutional counterparties may be unable to fulfill their contractual obligations to us. Our primary exposure to institutional counterparty risk exists with our lending partners and servicers, mortgage insurers, dealers who distribute our debt securities or who commit to sell mortgage pools or loans, issuers of investments included in our liquid investment portfolio, and derivatives counterparties.

Our overall objective in managing institutional counterparty credit risk is to maintain individual counterparty exposures within acceptable ranges based on our rating system. We achieve this objective through the following:

•	establishment and observance of counterparty eligibility standards appropriate to each exposure type and level;

•	establishment of credit limits;

•	requiring collateralization of exposures where appropriate; and

•	exposure monitoring and management.

Establishment and Observance of Counterparty Eligibility Standards.  The institutions with which we do business vary in size and complexity from the largest international financial institutions to small, local lenders. Because of this, counterparty eligibility criteria vary depending upon the type and magnitude of the risk exposure incurred. We incorporate both the ratings provided by the rating agencies as well as internal ratings in determining eligibility. For significant exposures, we generally require that our counterparties have at least the equivalent of an investment grade rating (i.e., a rating of BBB−/Baa3/BBB− or higher by Standard & Poor’s, Moody’s and Fitch, respectively.) Due to factors such as the nature, type and scope of counterparty exposure, requirements may be higher. For example, for mortgage insurance counterparties, we have generally required a minimum rating of AA−/Aa3/AA−, whereas we accept comparatively lower ratings for our risk sharing, recourse and mortgage servicing counterparties. In addition to ratings, factors including corporate or third-party support or guaranties, our knowledge of the counterparty, reputation, quality of operations, and experience are also important in determining the initial and continuing eligibility of a counterparty. Specific eligibility criteria are communicated through policies and procedures of the individual businesses or products.

Establishment of Credit Limits.  All institutions are assigned a limit to ensure that the risk exposure is maintained at a level appropriate for the institution’s rating and the time horizon for the exposure, as well as to diversify exposure so that no single counterparty exceeds a certain percentage of our regulatory capital. Limits are established for the institution as a whole as well as for individual subsidiaries or affiliates. A corporate limit is first established for the aggregate of all activity and then is divided among individual business units. Our businesses may further subdivide limits among products or activities.

Requiring Collateralization of Exposures.  We may require collateral, letters of credit or investment agreements as a condition to approving exposure to a counterparty. We may also require that a counterparty post collateral in the event of an adverse event such as a ratings downgrade.

Exposure Monitoring and Management.  The risk management functions of the individual business units are responsible for managing the counterparty exposures associated with their activities within corporate limits.

An oversight team within the Chief Risk Office is responsible for establishing and enforcing corporate policies and procedures regarding counterparties, establishing corporate limits, and aggregating and reporting institutional counterparty exposure. We calculate exposures by using current exposure information and applying stress scenarios to determine our loss exposure if a default occurs. The stress scenarios incorporate assumptions on shocks to interest rates, home prices or other variables appropriate for the type of risk. We regularly update exposure limits for individual institutions in our risk management system to communicate to business and credit staff throughout the company the capacity for further business activity. We regularly report exposures with our largest counterparties to the Risk Policy and Capital Committee of the Board of Directors.

Lenders with Risk Sharing

The primary risk associated with lenders providing risk sharing agreements is that they will fail to reimburse us for losses as required under these agreements. We had recourse to lenders for losses on single-family loans totaling an estimated $54.2 billion and $51.0 billion as of December 31, 2004 and 2003, respectively. The credit quality of these counterparties is generally high. Investment grade counterparties, based on the lower of Standard and Poor’s and Moody’s ratings, accounted for 60% and 59% of lender recourse obligations as of December 31, 2004 and 2003, respectively. In addition, we require some lenders to pledge collateral to secure their recourse obligations. We held $66 million and $135 million in collateral as of December 31, 2004 and 2003, respectively, to secure single-family recourse transactions. A portion of servicing fees on $2.2 trillion and $2.1 trillion of mortgage loans as of December 31, 2004 and 2003, respectively, also effectively served as collateral for these obligations.

We had full or partial recourse to lenders on multifamily loans totaling $107.1 billion and $97.0 billion as of December 31, 2004 and 2003, respectively. Our multifamily recourse obligations generally were partially or fully secured by reserves held in custodial accounts, insurance policies, letters of credit from investment grade counterparties rated A or better, or investment agreements.

Mortgage Servicers

The primary risk associated with mortgage servicers is that they will fail to fulfill their servicing obligations. Mortgage servicers collect mortgage and escrow payments from borrowers, pay taxes and insurance costs from escrow accounts, monitor and report delinquencies, and perform other required activities on our behalf. A servicing contract breach could result in credit losses for us or could cause us to incur the cost of finding a replacement servicer. For most servicers, we mitigate these risks in several ways, including requiring servicers to maintain a minimum servicing fee reserve to compensate a replacement servicer in the event of a servicing contract breach; requiring servicers to follow specific servicing guidelines; monitoring the performance of each servicer using loan-level data; conducting on-site reviews to confirm compliance with servicing guidelines and mortgage servicing performance; and working on-site with nearly all of our major servicers to facilitate loan loss mitigation efforts and continuously improve the default management process.

Our ten largest single-family mortgage servicers serviced 71% and 69% of our single-family mortgage credit book of business, and the largest single-family mortgage servicer serviced 21% and 19% of our single-family mortgage credit book of business as of December 31, 2004 and 2003, respectively. Our ten largest multifamily servicers serviced 67% of our multifamily credit book of business as of both December 31, 2004 and 2003. The largest multifamily mortgage servicer serviced 11% and 13% of our multifamily credit book of business as of December 31, 2004 and 2003, respectively.

Mortgage Insurers

The primary risk associated with mortgage insurers is that they will fail to fulfill their obligations to reimburse us for claims under insurance policies. We manage this risk by establishing eligibility requirements that an insurer must meet to become and remain a qualified mortgage insurer. Qualified mortgage insurers generally must obtain and maintain external ratings of claims paying ability, with a minimum acceptable level of Aa3 from Moody’s and AA- from Standard & Poor’s and Fitch. We regularly monitor our exposure to individual mortgage insurers and mortgage insurer credit ratings. We also perform periodic on-site reviews of mortgage insurers to confirm compliance with eligibility requirements and to evaluate their management and control practices.

We were the beneficiary of primary mortgage insurance coverage on $285.4 billion of single-family loans in portfolio or underlying Fannie Mae MBS as of December 31, 2004, which represented approximately 13% of our single-family mortgage credit book of business, compared with $308.8 billion, or approximately 15%, of our single-family mortgage credit book of business as of December 31, 2003. Seven mortgage insurance companies, all rated AA (or its equivalent) or higher by Standard & Poor’s, Moody’s or Fitch, provided approximately 99% of the total coverage as of both December 31, 2004 and 2003.

Debt Security and Mortgage Dealers

The primary credit risk associated with dealers who commit to place our debt securities is that they will fail to honor their contracts to take delivery of the debt, which could result in delayed issuance of the debt through another dealer. The primary credit risk associated with dealers who make forward commitments to deliver mortgage pools to us is that they may fail to deliver the agreed-upon loans to us at the agreed-upon date, which could result in our having to replace the mortgage pools at higher cost to meet a forward commitment to sell the MBS.

Mortgage Originators and Investors

We are routinely exposed to pre-settlement risk through the purchase, sale and financing of mortgage loans and mortgage-related securities with mortgage originators and mortgage investors. The risk is the possibility that the market moves against us at the same time the counterparty is unable or unwilling to either deliver mortgage assets or pay a pair-off fee. On average, the time between trade and settlement is about 35 days. We manage this risk by determining position limits with these counterparties, based upon our assessment of their creditworthiness, and we monitor and manage these exposures. Based upon this assessment, we may, in some cases, require counterparties to post collateral.

Liquid Investment Portfolio

The primary credit exposure associated with investments held in our liquid investment portfolio is that issuers will not repay principal and interest in accordance with the contractual terms. We believe the risk of default is low because we restrict these investments to high credit quality short- and medium-term instruments, such as commercial paper, asset-backed securities and corporate floating rate notes, which are broadly traded in the financial markets. Our non-mortgage securities, which account for the majority of our liquid assets, totaled $43.9 billion and $46.8 billion as of December 31, 2004 and 2003, respectively. Approximately 93% and 88% of our non-mortgage securities as of December 31, 2004 and 2003, respectively, had a credit rating of A (or its equivalent) or higher, based on the lowest of Standard & Poor’s, Moody’s or Fitch ratings. We monitor the fair value of these securities and regularly evaluate any impairment to assess whether the impairment is required to be recognized in earnings because it is considered other than temporary.

Derivatives Counterparties

The primary credit exposure that we have on a derivative transaction is that a counterparty will default on payments due, which could result in us having to acquire a replacement derivative from a different counterparty at a higher cost. Our derivative credit exposure relates principally to interest rate and foreign currency derivative contracts. Typically, we manage this exposure by contracting with experienced counterparties that are rated A (or its equivalent) or better. These counterparties consist of large banks, broker-dealers and other financial institutions that have a significant presence in the derivatives market, most of which are based in the United States. As an additional precaution, we have a conservative collateral management policy with provisions for requiring collateral on aggregate gain positions with each interest rate and foreign currency derivative counterparty. Also, we enter into master agreements that provide for netting of amounts due to us and amounts due to counterparties under those agreements. We monitor credit exposure on these derivative contracts daily and make collateral calls daily based on the results of our internal models and dealer quotes. To date, we have never experienced a loss on a derivative transaction due to credit default by a counterparty.

Counterparties use the notional amounts of derivative instruments as the basis from which to calculate contractual cash flows to be exchanged. However, the notional amount is significantly greater than the potential market or credit loss that could result from such transactions and therefore does not represent our actual risk. Rather, we estimate our exposure to credit loss on derivative instruments by calculating the replacement cost, on a present value basis, to settle at current market prices all outstanding derivative contracts in a net gain position by counterparty where the right of legal offset exists, such as master netting agreements. Derivatives in a gain position are reported in the consolidated balance sheet as “Derivative assets at fair value.” Table 36 presents our assessment of our credit loss exposure by counterparty credit rating on outstanding risk management derivative contracts as of December 31, 2004 and 2003. We show the outstanding notional amount and activity for our risk management derivatives in Table 37.

Table 36:  Credit Loss Exposure of Derivative Instruments

	As of December 31, 2004
	Credit Rating(1)
	AAA	AA	A	Subtotal	Other(2)	Total
	(Dollars in millions)

Credit loss exposure(3)	$57	$3,200	$3,182	$6,439	$88	$6,527
Collateral held(4)	—	2,984	3,001	5,985	—	5,985

Exposure net of collateral	$57	$216	$181	$454	$88	$542

Additional information:
Notional amount	$842	$327,895	$360,625	$689,362	$732	$690,094
Number of counterparties	3	12	8	23

	As of December 31, 2003
	Credit Rating(1)
	AAA	AA	A	Subtotal	Other(2)	Total
	(Restated)
	(Dollars in millions)

Credit loss exposure(3)	$18	$3,422	$3,515	$6,955	$103	$7,058
Collateral held(4)	—	3,126	3,437	6,563	—	6,563

Exposure net of collateral	$18	$296	$78	$392	$103	$495

Additional information:
Notional amount	$1,829	$489,714	$547,086	$1,038,629	$379	$1,039,008
Number of counterparties	3	12	8	23

(1)	We manage collateral requirements based on the lower credit rating of the legal entity as issued by Standard & Poor’s and Moody’s. The credit rating reflects the equivalent Standard & Poor’s rating for any ratings based on Moody’s scale.

(2)	Includes MBS options, mortgage insurance contracts and swap credit enhancements accounted for as derivatives.

(3)	Represents the exposure to credit loss on derivative instruments, which is estimated by calculating the cost, on a present value basis, to replace all outstanding contracts in a gain position. Derivative gains and losses with the same counterparty are presented net where a legal right of offset exists under an enforceable master settlement agreement. This table excludes mortgage commitments accounted for as derivatives.

(4)	Represents the collateral held as of December 31, 2004 and 2003, adjusted for the collateral transferred subsequent to December 31 based on credit loss exposure limits on derivative instruments as of December 31, 2004 and 2003. Settlement dates vary by counterparty and range from one to three business days following the credit loss exposure valuation dates of December 31, 2004 and 2003. The value of the collateral is reduced in accordance with counterparty agreements to help ensure recovery of any loss through the disposition of the collateral. We posted non-cash collateral of $56 million and $301 million related to our counterparties’ credit exposure to us as of December 31, 2004 and 2003, respectively.

Our credit exposure on risk management derivatives, after consideration of the value of collateral held, was $542 million and $495 million as of December 31, 2004 and 2003, respectively. We expect the credit exposure on derivative contracts to fluctuate with changes in interest rates, implied volatility and the collateral thresholds of the counterparties. To reduce our credit risk concentration, we diversify our derivative contracts among different counterparties. We had 23 interest rate and foreign currency derivatives counterparties as of December 31, 2004 and 2003. Of the 23 counterparties as of December 31, 2004, eight counterparties accounted for approximately 83% of the total outstanding notional amount, and each of these eight counterparties accounted for between approximately 7% and 14% of the total outstanding notional amount. Each of the remaining counterparties accounted for less than 5% of the total outstanding notional amount as of December 31, 2004. In comparison, seven counterparties accounted for approximately 74% of the total outstanding notional amount as of December 31, 2003. Each of these counterparties accounted for between approximately 6% and 16% of the total outstanding notional amount, with each of the remaining counterparties accounting for less than 5% of the total outstanding notional amount.

Approximately 50% of our net derivatives exposure of $542 million as of December 31, 2004 and 64% of our net derivatives exposure of $495 million as of December 31, 2003 was with 10 counterparties rated AA- or better by Standard & Poor’s and Aa3 or better by Moody’s. The percentage of our net exposure with these counterparties ranged from approximately 0.1% to 13%, or less than $1 million to $70 million as of December 31, 2004, and from approximately 0.1% to 21%, or less than $1 million to $102 million as of December 31, 2003.

We mitigate our net exposure on interest rate and foreign currency derivative transactions through a collateral management policy, which consists of four primary components.

•	Minimum Collateral Threshold. Our derivatives counterparties are obligated to post collateral when exposure to credit losses exceeds agreed-upon thresholds that are based on credit ratings. The amount of collateral generally must equal the excess of exposure over the threshold amount.

•	Collateral Valuation Percentages. We require counterparties to post specific types of collateral to meet their collateral requirements. The collateral posted by our counterparties as of December 31, 2004 consisted of cash, U.S. Treasury securities, agency debt and agency mortgage-related securities. We assign each type of collateral a specific valuation percentage based on its relative risk. In cases where the valuation percentage for a certain type of collateral is less than 100%, we require counterparties to post an additional amount of collateral to meet their requirements.

•	Over-collateralization Based on Low Credit Ratings. We further reduce our net exposure on derivatives by generally requiring over-collateralization from counterparties whose credit ratings have dropped below predetermined levels. Counterparties with credit ratings falling below these levels must post collateral beyond the amounts previously noted to meet their overall requirements.

•	Daily Monitoring Procedures. On a daily basis, we value our derivative collateral positions for each counterparty using both internal and external pricing models, compare the exposure to counterparty limits, and determine whether additional collateral is required. We evaluate any additional exposure to a counterparty beyond our model tolerance level based on our corporate credit policy framework for managing counterparty risk.

Interest Rate Risk Management and Other Market Risks

Our most significant market risks are interest rate risk and spread risk, which arise primarily from the prepayment uncertainty associated with investing in mortgage-related assets with prepayment options and from the changing supply and demand for mortgage assets. The majority of our mortgage assets are intermediate-term or long-term fixed-rate loans that borrowers have the option to pay at any time before the scheduled maturity date or continue paying until the stated maturity. An inverse relationship exists between changes in interest rates and the value of fixed-rate investments, including mortgages. As interest rates decline, the value or price of fixed-rate mortgages held in our portfolio will generally increase because mortgage assets originated at the prevailing interest rates are likely to have lower yields and prices than the assets we currently hold in our portfolio. Conversely, an increase in interest rates tends to result in a reduction in the value of our assets. As interest rates decline prepayment rates tend to increase because more favorable financing is available to the borrower, which shortens the duration of our mortgage assets. The opposite effect occurs as interest rates increase.

One way of reducing the interest rate risk associated with investing in long-term, fixed-rate mortgages is to fund these investments with long-term debt with similar offsetting characteristics. This strategy is complicated by the fact that most borrowers have the option of prepaying their mortgages at any time, a factor that is beyond our control and driven to a large extent by changes in interest rates. In addition, funding mortgage investments with debt results in mortgage-to-debt OAS risk, or basis risk, which is the risk that interest rates in different market sectors will not move in the same direction or amount at the same time.

Our Capital Markets group is responsible for managing interest rate risk subject to corporate risk policies and limits approved by the Board of Directors. In 2006, our Board of Directors approved a policy that prescribes interest rate risk dollar limits and requires escalation to senior management and the Board of Directors if risk limits are exceeded. The Chief Risk Officer provides corporate oversight of the interest rate risk management process and is responsible for measuring and monitoring interest rate risk and providing regular reports to senior management and the Board of Directors. The Capital Markets Investment Committee, a management-level committee that includes senior officers in the Capital Markets group, meets weekly to review our current interest rate risk position relative to risk limits. The Capital Markets Investment Committee develops and monitors near-term strategies that comply with our risk objectives and policies. The Capital Markets Investment Committee reports interest rate risk measures on a weekly basis. As discussed in “Supplemental Non-GAAP Information—Fair Value Balance Sheet,” we do not attempt to actively manage or hedge the impact of changes in mortgage-to-debt OAS after we purchase mortgage assets, other than through asset monitoring and disposition. We accept period-to-period volatility in our financial performance due to mortgage-to-debt OAS consistent with our corporate risk principles.

Interest Rate Risk Management Strategies

Our portfolio of interest rate-sensitive instruments includes our investments in mortgage loans and securities, the debt issued to fund those assets, and the derivatives we use to manage interest rate risk. These assets and liabilities have a variety of risk profiles and sensitivities. We employ an integrated interest rate risk management strategy that includes asset selection and structuring of our liabilities to match and offset the interest rate characteristics of our balance sheet assets and liabilities as much as possible. Our strategy consists of:

•	issuing a broad range of both callable and non-callable debt instruments to manage the duration and prepayment risk of expected cash flows of the mortgage assets we own;

•	supplementing our issuance of debt with derivative instruments to further reduce duration and prepayment risks; and

•	on-going monitoring of our risk positions and actively rebalancing our portfolio of interest rate-sensitive financial instruments to maintain a close match between the duration of our assets and liabilities.

Debt Instruments

The primary tool we use to manage the interest rate risk implicit in our mortgage assets is the variety of debt instruments we issue. Our ability to issue both short- and long-term debt helps in managing the duration risk associated with an investment in long-term fixed-rate assets. We issue callable debt to help us manage the prepayment risk associated with fixed-rate mortgage assets. The duration of callable debt changes when interest rates change in a manner similar to changes in the duration of mortgage assets. See “Item 1—Business—Business Segments—Capital Markets—Funding of Our Investments” for additional information on our various types of debt securities and “Liquidity and Capital Management—Liquidity—Debt Funding.”

Derivative Instruments

Why We Use Derivatives

Derivatives also are an integral part of our strategy in managing interest rate risk. We use interest rate swaps and interest rate options, in combination with our issuance of debt securities, to better match both the duration and prepayment risk of our mortgages. We are generally an end user of derivatives and our principal purpose in using derivatives is to manage our aggregate interest rate risk profile within prescribed risk parameters. We generally only use derivatives that are highly liquid and relatively straightforward to value. We have derivative transaction policies and controls to minimize our derivative counterparty risk that are described in “Credit Risk

Management—Institutional Counterparty Credit Risk Management—Derivatives Counterparties.” We use derivatives for three primary purposes:

(1) As a substitute for notes and bonds that we issue in the debt markets.

When we purchase mortgages, we fund the purchase with a combination of equity and debt. The debt we issue is a mix that typically consists of short- and long-term, non-callable debt and callable debt. The varied maturities and flexibility of these debt combinations help us in reducing the mismatch of cash flows between assets and liabilities.

We can use a mix of debt issuances and derivatives to achieve the same duration matching that would be achieved by issuing only debt securities. The primary types of derivatives used for this purpose include pay-fixed and receive-fixed interest rate swaps (used as substitutes for non-callable debt) and pay-fixed and receive-fixed swaptions (used as substitutes for callable debt).

Below is an example of equivalent funding alternatives for a mortgage purchase with funding derived solely from debt securities versus funding with a blend of debt securities and derivatives. As illustrated below, we can achieve similar economic results by funding our mortgage purchases with either debt securities or a combination of debt securities and derivatives, as follows:

•	Rather than issuing a 10-year non-callable fixed-rate note, we could issue short-term debt and enter into a 10-year interest rate swap with a highly rated counterparty. The derivative counterparty would pay a floating rate of interest to us on the swap that we would use to pay the interest expense on the short-term debt, which we would continue to reissue. We would pay the counterparty a fixed rate of interest on the swap, thus achieving the economics of a 10-year fixed-rate note issue. The combination of the pay-fixed interest rate swap and short-term debt serves as a substitute for non-callable fixed-rate debt.

•	Similarly, instead of issuing a 10-year fixed-rate note callable after three years, we could issue a 10-year fixed-rate note and enter into a receive-fixed swaption that would have the same economics as a 10-year callable note. If we want to call the debt after three years, the swaption would give us the option to enter into a swap agreement where we would receive a fixed rate of interest from the derivative counterparty over the remaining 7-year period that would offset the fixed-rate interest payments on the long-term debt. The combination of the receive-fixed swaption and 10-year non-callable note serves as a substitute for callable debt.

(2) To achieve risk management objectives not obtainable with debt market securities.

We sometimes have risk management objectives that cannot be fully accomplished by securities generally available in the debt markets. For example, we can use the derivative markets to purchase swaptions to add features to our debt not obtainable in the debt markets. Some of the features of the option embedded in a callable bond are dependent on the market environment at issuance and the par issuance price of the bond. Thus, in a callable bond we can not specify certain features, such as specifying an “out-of-the-money” option, which could allow us to more closely match the interest rate risk being hedged. We use option-based derivatives, such as swaptions, because they provide the added flexibility to fully specify the features of the option, thereby allowing us to more closely match the interest rate risk being hedged.

(3) To quickly and efficiently rebalance our portfolio.

We seek to keep our assets and liabilities matched within a duration tolerance of plus or minus six months. When interest rates are volatile, we often need to lengthen or shorten the average duration of our liabilities to keep them closely matched with our mortgage durations, which change as expected mortgage prepayments change.

While we have a number of rebalancing tools available to us, it is often most efficient for us to rebalance our portfolio by adding new derivatives or by terminating existing derivative positions. For example, when interest rates fall and mortgage durations shorten, we can shorten the duration of our debt by entering into receive-fixed interest rate swaps that convert longer-duration, fixed-term debt into shorter-duration, floating-rate debt or by terminating existing pay-fixed interest rate swaps. This use of derivatives helps increase our funding flexibility while maintaining our low risk tolerance. The types of derivative instruments we use most often to rebalance our portfolio include pay-fixed and receive-fixed interest rate swaps.

In addition to our three primary uses of derivatives, we may also use derivatives for the following purpose:

(4) To hedge foreign currency exposure.

We occasionally issue debt in a foreign currency. Because all of our assets are denominated in U.S. dollars, we enter into currency swaps to effectively convert the foreign-denominated debt into U.S. dollar-denominated debt. By swapping out of foreign currencies completely at the time of the debt issue, we minimize our exposure to any currency risk. Our foreign-denominated debt represents less than 1% of our total debt outstanding.

Types of Derivatives We Use

Derivative instruments may be privately negotiated contracts, which are often referred to as OTC derivatives, or they may be listed and traded on an exchange. Our derivatives consist primarily of OTC contracts that fall into three broad categories.

Interest rate swap contracts.  An interest rate swap is a transaction between two parties in which each agrees to exchange payments tied to different interest rates or indices for a specified period of time, generally based on a notional amount of principal. The types of interest rate swaps we use include:

•	Pay-fixed, receive variable—an agreement whereby we pay a predetermined fixed rate of interest based upon a set notional amount and receive a variable interest payment based upon a stated index, with the index resetting at regular intervals over a specified period of time. These contracts generally increase in value as interest rates rise.

•	Receive-fixed, pay variable—an agreement whereby we make a variable interest payment based upon a stated index, with the index resetting at regular intervals, and receive a predetermined fixed rate of interest based upon a set notional amount and over a specified period of time. These contracts generally increase in value as interest rates fall.

•	Basis swap—an agreement that provides for the exchange of variable interest payments, based on notional amounts, tied to two different underlying interest rate indices.

Interest rate option contracts.  These contracts primarily include the following:

•	Pay-fixed swaptions—an option that allows us to enter into a pay-fixed, receive variable interest rate swap at some point in the future. These contracts generally increase in value as interest rates rise.

•	Receive-fixed swaptions—an option that allows us to enter into a receive-fixed, pay variable interest rate swap at some point in the future. These contracts generally increase in value as interest rates fall.

•	Interest rate caps—although an interest rate cap is not an option it has option-like characteristics. It is a contract in which we receive money when a reference interest rate, typically LIBOR, exceeds an agreed-upon referenced strike price (“cap”). The value generally increases as reference interest rates rise.

Foreign currency swaps.  Swaps that convert debt we issue in foreign-denominated currencies into U.S. dollars. We enter into foreign currency swaps only to the extent that we issue foreign currency debt.

Summary of Derivative Activity

The decisions to reposition our derivative portfolio are based upon current assessments of our interest rate risk profile and economic conditions, including the composition of our consolidated balance sheets and expected trends, the relative mix of our debt and derivative positions, and the interest rate environment. Table 37 presents our risk management derivative activity by type for the year ended December 31, 2004, along with the stated maturities of derivatives outstanding as of December 31, 2004. Table 37 does not include mortgage commitments that are accounted for as derivatives. We discuss our mortgage commitments in “Business Segment Results—Capital Markets Group.”

Table 37:  Activity and Maturity Data for Risk Management Derivatives(1)

	Interest Rate Swaps				Interest Rate Swaptions
		Receive-		Foreign		Receive-	Interest
	Pay-Fixed(2)	Fixed(3)	Basis	Currency	Pay-Fixed	Fixed	Rate Caps	Other(4)	Total
	(Dollars in millions)

Notional balance as of December 31, 2002	$176,712	$50,870	$25,425	$3,932	$129,425	$146,200	$122,419	$204	$655,187
Additions	269,190	228,551	37,290	5,760	75,705	63,101	63,350	6,731	749,678
Maturities(5)	(81,525)	(78,192)	(30,412)	(4,497)	(41,150)	(68,106)	(55,419)	(6,556)	(365,857)

Notional balance as of December 31, 2003	$364,377	$201,229	$32,303	$5,195	$163,980	$141,195	$130,350	$379	$1,039,008
Additions	138,442	207,269	33,700	13,650	31,575	49,145	17,800	5,243	496,824
Maturities(5)	(360,802)	(327,305)	(33,730)	(7,392)	(24,850)	(42,770)	(44,000)	(4,889)	(845,738)

Notional balance as of December 31, 2004	$142,017	$81,193	$32,273	$11,453	$170,705	$147,570	$104,150	$733	$690,094

Future maturities of notional amounts:(6)
Less than 1 year	$5,105	$51,195	$29,250	$6,641	$18,225	$9,975	$71,150	$512	$192,053
1 year to 5 years	18,215	25,870	2,923	3,906	49,950	19,425	32,250	11	152,550
5 years to 10 years	80,335	2,538	—	92	92,680	100,120	750	210	276,725
Over 10 years	38,362	1,590	100	814	9,850	18,050	—	—	68,766

Total	$142,017	$81,193	$32,273	$11,453	$170,705	$147,570	$104,150	$733	$690,094

Weighted-average interest rate as of December 31, 2004:
Pay rate	5.23%	2.13%	2.14%	—	5.73%	—	—	—
Receive rate	2.39	2.84	2.32	—	—	5.16%	—	—
Other	—	—	—	—	—	—	2.30%	—
Weighted-average interest rate as of December 31, 2003:
Pay rate	4.72%	1.13%	1.04%	—	5.55%	—	—	—
Receive rate	1.31	3.24	1.05	—	—	5.41%	—	—
Other	—	—	—	—	—	—	2.25%	—

(1)	Excludes mortgage commitments accounted for as derivatives. Dollars represent notional amounts that indicate only the amount on which payments are being calculated and do not represent the amount at risk of loss.

(2)	Notional amounts include callable swaps of $13.8 billion as of December 31, 2004.

(3)	Notional amounts include putable swaps of $22.8 billion as of December 31, 2004.

(4)	Includes MBS options, forward starting debt, forward purchase and sale agreements, swap credit enhancements and exchange-traded futures.

(5)	Includes matured, called, exercised, assigned and terminated amounts. Also includes changes due to exchange rate movements.

(6)	Based on contractual maturities.

During 2003, we increased the outstanding notional balance of derivatives by $383.8 billion to $1.0 trillion as of December 31, 2003, primarily as a result of significant rebalancing activity during the year in response to the effects of extreme interest rate volatility and our adoption of tighter risk tolerances. With record low interest rates during the early part of 2003 triggering record prepayments, we reduced our duration gap by actively rebalancing our portfolio, primarily by terminating existing interest rate swaps and entering into new receive-fixed interest rate swaps. As interest rates increased during the second half of the year and expected prepayments slowed, we began to extend the duration of our liabilities primarily through the use of pay-fixed interest rate swaps. In addition, as our portfolio expanded, we purchased more caps and swaptions to help offset the increased prepayment option risk resulting from our new mortgage purchases. During 2004, we decreased the outstanding notional balance of our risk management derivatives by $348.9 billion to

$690.1 billion as of December 31, 2004, primarily as a result of terminated offsetting pay-fixed and receive-fixed swaps. The outstanding notional balance of our risk management derivatives totaled $644 billion as of December 31, 2005 and $703 billion as of September 30, 2006.

Monitoring and Active Portfolio Rebalancing

Because single-family borrowers typically can prepay a mortgage at any time prior to maturity, the borrower’s mortgage is economically similar to callable debt. By investing in mortgage assets, we assume this prepayment risk. As described above, we attempt to offset the prepayment risk and cover our short position either by issuing callable debt that we can redeem at our option or by purchasing option-based derivatives that we can exercise at our option. We also manage the prepayment risk of our assets relative to our funding through active portfolio rebalancing. We develop rebalancing actions based on a number of factors, including an assessment of key risk measures such as our duration gap and net asset fair value sensitivity, as well as analyses of additional risk measures and current market conditions.

Monitoring and Measuring Interest Rate Risk

Our Capital Markets group utilizes a wide range of risk measures and analyses to manage the interest rate risk inherent in the mortgage portfolio. We produce a series of daily, weekly, monthly and quarterly analyses of interest rate risk measures. Many of our projections of mortgage cash flows in our interest rate risk measures depend on our internally developed proprietary prepayment models. The models contain many assumptions, including those regarding borrower behavior in certain interest rate environments and borrower relocation rates. Other market inputs, such as interest rates, mortgage prices and interest rate volatility, are also critical components to our interest rate risk measures. The historical patterns that serve as inputs for our models may not continue in the future. We maintain a research program to constantly evaluate, update and enhance these assumptions, models and analytical tools as appropriate to reflect our best assessment of the environment.

Our primary interest rate risk measures include duration gap, convexity and net asset fair value sensitivity measures. On a daily basis, we calculate base duration and convexity gaps as well as the expected change in the value of our investments for relatively moderate changes in interest rates. On a weekly basis, we also calculate the expected change in the value of our investments for larger movements in interest rates and other factors such as implied volatility of option prices. We also perform other standard risk measures on our portfolio that are based on historical changes in key variables, such as value-at-risk measures and sensitivities to non-parallel changes in the yield curve.

Duration Gap

The duration gap is a measure of the difference between the estimated durations of our assets and liabilities (debt and risk management derivatives). Duration gap summarizes the extent to which estimated cash flows for assets and liabilities are matched, on average, over time and across interest rate scenarios. A positive duration gap signals a greater exposure to rising interest rates because it indicates that the duration of our assets exceeds the duration of our liabilities.

Because our duration gap does not incorporate projected future business activity, it is considered a “run-off” measure of interest rate risk. It reflects our existing mortgage portfolio, including priced asset, debt and derivatives commitments. We also include the interest rate risk impact of derivative instruments in calculating the duration of liabilities. Our reported duration gap for periods prior to November 2005 excludes non-mortgage investments. We began including non-mortgage investments in our duration gap calculation in November 2005. These incremental assets are primarily short-term, liquid investments included in our liquid investment portfolio. Based on our historical experience, we expect that the guaranty fee income generated from future business activity will largely replace any guaranty fee income lost as a result of mortgage prepayments. Accordingly, we do not actively manage or hedge expected changes in the fair value of our guaranty business related to changes in interest rates. The fair values of our guaranty assets and guaranty obligations are presented in Table 24 in “Supplemental Non-GAAP Information—Fair Value Balance Sheet.”

Pursuant to the September 1, 2005 agreement with OFHEO, we agreed to provide periodic public disclosures regarding the monthly averages of our duration gap. We disclose the duration gap on a monthly basis in our

Monthly Summary Report, which is available on our Web site and submitted to the SEC in a current report on Form 8-K. Our monthly duration gap, which is presented below for the period January 1, 2002 to December 31, 2004 reflects the estimate used contemporaneously by management as of the reported date to manage the interest rate risk of our portfolio. During 2005 and 2006, our monthly duration gap has not exceeded plus or minus one month.

Month	2004	2003	2002

January	(1)	(3)	2
February	(1)	(5)	(2)
March	0	(2)	5
April	3	(2)	0
May	3	(5)	(1)
June	2	(1)	(4)
July	0	6	(9)
August	(2)	4	(14)
September	(2)	1	(10)
October	0	1	(6)
November	(1)	(1)	2
December	(1)	(1)	(5)

Convexity

Convexity reflects the degree to which the duration and price of our mortgage assets change in response to a given change in interest rates. Because of the prepayment option that exists in mortgage assets, they tend to exhibit negative convexity. Negative convexity refers to the tendency of fixed-rate mortgage assets to fall in price faster in periods of rising interest rates compared to the rate at which they appreciate in periods of falling interest rates. We use convexity measures to provide us with information on how quickly and by how much the portfolio’s duration gap may change in different interest rate environments. Our primary strategy for managing convexity risk is to either issue callable debt or purchase option-based derivatives.

Interest Rate Sensitivity of Net Asset Fair Value

We perform various sensitivity analyses that quantify the projected impact of changes in interest rates on our interest rate sensitive assets and liabilities. Our analyses incorporate assumed changes in the interest rate environment, including selected hypothetical, instantaneous shifts in both the level and slope of the yield curve. Table 38 discloses the estimated fair value of our net assets as of December 31, 2004 and 2003, and the impact on the estimated fair value from a hypothetical instantaneous shock in interest rates of a 50 basis points decrease and a 100 basis points increase. We selected these interest rate changes because we believe they reflect reasonably possible near-term outcomes. We discuss how we derive the estimated fair value of our net assets, which serves as the base case for our sensitivity analysis, in “Supplemental Non-GAAP Information—Fair Value Balance Sheet.”

Table 38:  Interest Rate Sensitivity of Net Asset Fair Value

	As of December 31, 2004
			Effect on Estimated Fair Value
	Carrying	Estimated	−50 Basis Points		+100 Basis Points
	Value	Fair Value	$	%	$	%
	(Dollars in millions)

Trading financial instruments(1)	$35,287	$35,287	$476	1.35%	$(1,417)	(4.02)%
Non-trading mortgage assets and consolidated debt(2)	928,104	936,530	9,930	1.06	(28,596)	(3.05)
Debt(2)	(943,017)	(958,237)	(9,215)	0.96	19,181	(2.00)

Subtotal before derivatives	20,374	13,580	1,191	8.77	(10,832)	(79.76)
Derivative assets and liabilities, net	5,444	5,444	(3,150)	(57.86)	8,525	156.59

Subtotal after derivatives	25,818	19,024	(1,959)	(10.30)	(2,307)	(12.13)
Guaranty assets and guaranty obligations, net(2)	(1,826)	6,450	(1,499)	(23.24)	1,498	23.22

Net market sensitive assets(2)(3)	23,992	25,474	(3,458)	(13.57)	(809)	(3.18)
Other non-financial assets and liabilities, net(4)	14,910	14,620	1,210	8.28	283	1.94

Net assets(5)(6)	$38,902	$40,094	$(2,248)	(5.61)%	$(526)	(1.31)%

	As of December 31, 2003
			Effect on Estimated Fair Value
	Carrying	Estimated	−50 Basis Points		+100 Basis Points
	Value	Fair Value	$	%	$	%
	(Restated)	(Restated)
	(Dollars in millions)

Trading financial instruments(1)	$43,798	$43,798	$815	1.86%	$(1,965)	(4.49)%
Non-trading mortgage assets and consolidated debt(2)	929,435	938,523	14,560	1.55	(33,962)	(3.62)
Debt	(954,990)	(977,607)	(10,123)	1.04	20,542	(2.10)

Subtotal before derivatives	18,243	4,714	5,252	111.41	(15,385)	(326.37)
Derivative assets and liabilities, net	3,993	3,993	(6,675)	(167.17)	14,211	355.90

Subtotal after derivatives	22,236	8,707	(1,423)	(16.34)	(1,174)	(13.48)
Guaranty assets and guaranty obligations, net(2)	(1,578)	5,702	(800)	(14.03)	1,089	19.10

Net market sensitive assets(2)(3)	20,658	14,409	(2,223)	(15.43)	(85)	(0.59)
Other non-financial assets and liabilities, net(4)	11,610	13,984	788	5.64	37	0.26

Net assets(5)(6)	$32,268	$28,393	$(1,435)	(5.05)%	$(48)	(0.17)%

(1)	Consists of securities classified in the consolidated balance sheets as trading and carried at fair estimated value.

(2)	Includes a reclassification of consolidated debt with a carrying value of $12.5 billion and estimated fair value of $12.2 billion as of December 31, 2004, respectively, and a carrying value of $10.0 billion and estimated fair value of $10.3 billion as of December 31, 2003, respectively. In addition, includes net guaranty asset amount of $500 million and $425 million as of December 31, 2004 and 2003, respectively, reclassified from securities to guaranty asset, guaranty obligations to reflect how the risk is managed by the business.

(3)	Includes net financial assets and financial liabilities reported in “Notes to Consolidated Financial Statements—Note 19, Fair Value of Financial Instruments” and additional market sensitive instruments that consist of master servicing assets, master servicing liabilities and credit enhancements.

(4)	The sensitivity changes related to other non-financial assets and liabilities represent the tax effect on net assets under these scenarios and do not include any interest rate sensitivity related to these items.

(5)	The carrying value for net assets equals total stockholders’ equity as reported in the consolidated balance sheets.

(6)	The net asset sensitivities, excluding the sensitivity of the “Guaranty assets and guaranty obligations, net,” net of tax is (3.2)% for a –50 bp shock and (3.7)% for a +100 bp shock as of December 31, 2004, and (3.2)% for a –50 bp shock and (2.7)% for a +100 bp shock as of December 31, 2003.

As discussed above, we structure our debt and derivatives to match and offset the interest rate risk of our mortgage investments as much as possible. The interest rate sensitivities presented in Table 38 convey the extent to which changes in the estimated fair value of our mortgage assets are offset by changes in the estimated fair value of our debt and derivatives. Based on our sensitivity analyses, we estimate that a 50 basis point instantaneous decrease in interest rates and a 100 basis point instantaneous increase in interest rates would reduce the estimated fair value of our net assets as of December 31, 2004 by approximately 5.6% and 1.3%, respectively. We estimate that a 50 basis point instantaneous decrease in interest rates and a 100 basis point instantaneous increase in interest rates would reduce the estimated fair value of our net assets as of December 31, 2003 by approximately 5.1% and 0.2%, respectively. These sensitivities, which are relatively stable from the end of 2003 to the end of 2004, indicate a relatively low level of interest rate risk.

We also show in footnote 6 of Table 38 the sensitivity of the estimated fair value of our net assets, excluding the sensitivity of our guaranty assets and guaranty obligations, net (net of tax). We evaluate the sensitivity of the fair value of our net assets, excluding the sensitivity of our guaranty assets and guaranty obligations, because, as previously discussed, we do not actively manage the interest rate risk of our guaranty business.

These sensitivity analyses are limited in that they contemplate only certain movements in interest rates and are performed at a particular point in time based on the estimated fair values of our existing assets and liabilities. The sensitivity analyses do not incorporate other factors that may have a significant impact, most notably the value from expected future business activities and strategic actions that management may take to manage interest rate risk. Moreover, our sensitivity analyses require numerous assumptions, including prepayment factors and discount rates, which require management judgment. While we believe the assumptions and methodology used in our sensitivity analyses are reasonable, there is no standard methodology for estimating the sensitivity of net asset fair value and different assumptions could produce materially different sensitivity estimates.

In October 2000 we made a voluntary commitment to publicly disclose the results of interest rate risk sensitivity analyses on a monthly basis and began a monthly disclosure of net interest income at risk. Because our restatement affected net interest income at risk, we suspended this disclosure beginning in December 2004. Pursuant to our September 1, 2005 agreement with OFHEO, we will begin disclosing the estimated impact on our financial condition of a 50-basis point shift in rates and a 25-basis point change in the slope of the yield curve when we have current financial statements.

Operational Risk Management

Operational risk can manifest itself in many ways, including accounting or operational errors, business disruptions, fraud, technological failures and other operational challenges resulting from failed or inadequate internal controls. These events may potentially result in financial losses and other damage to our business, including reputational harm.

We currently manage operational risk through an enterprise-wide framework. In 2006, we established an independent Operational Risk Oversight (“ORO”) function within the Chief Risk Office with responsibility for oversight of the business units’ operational risk management activities. In accordance with our Policy on Operational Risk Management established in October 2006, ORO regularly reports to senior management and the Board of Directors on the quality of our operational risk management and on identified operational risk exposures. ORO is also responsible for the design and implementation of operational risk management processes pertaining to capturing loss and “near miss” event data, risk and control assessments by the business units, key risk indicators, and analysis of scenarios representing significant potential losses to our business. To further strengthen our existing operational risk programs, in 2006, we centralized oversight of our business continuity efforts, information security programs, fraud management and our corporate insurance program under this new operational risk oversight function. We continue to work on improving our internal controls and procedures relating to the management of operational risk.

Our individual business units have direct responsibility for the identification, assessment, control and mitigation of the operational risks associated with their business activities. Senior officers within the business units have been designated as division operational risk officers, with dedicated staff responsible for the implementation and monitoring of operational risk management programs throughout the company. Corporate and business unit operational risk teams work closely throughout the design and implementation effort to ensure that roles and responsibilities are properly identified and staffed, and that programs are effectively integrated into standard business practices. In addition, the ORO function works closely with our SOX Finance Team and Chief Compliance Officer to coordinate implementation efforts and reinforce new operational discipline frameworks within the company.

OFHEO’s September 2004 interim report on its special examination concluded that we had experienced breakdowns in operational controls that contributed to our accounting failures and safety and soundness problems. Paul Weiss’s independent investigation into the issues raised in OFHEO’s interim report affirmed this conclusion. In 2005, we engaged an independent firm to assess our existing operational risk management capabilities and identify gaps in skill sets, processes and other elements. The results of this assessment identified several deficiencies in our operational risk management structure that we have been working to remediate. For a description of the material weaknesses in our internal control over financial reporting relating to our operational controls and operational risk management, see “Item 9A—Controls and Procedures.”

To remedy the deficiencies in our operational risk management process, we have developed new policies for managing operational risks and an overall operational risk management framework to identify, measure, monitor and manage operational risks across the company. We are in the initial stage of a multi-year program to implement our new operational risk management framework. In November 2006, we submitted a detailed three-year plan on the design and implementation of this framework to OFHEO as required by our consent order with OFHEO. Our operational risk management framework is based on the Basel Committee guidance on sound practices for the management of operational risk broadly adopted by U.S. commercial banks comparable in size to Fannie Mae. The framework incorporates elements such as the monitoring of operational loss events, tracking of key risk indicators, use of common terminology to describe risks and self-assessments of risks and controls in place to mitigate operational risks. We have recently hired several new senior officers with significant expertise in operational risk management to implement this new framework.

In addition to the corporate operational risk oversight function, we also maintain programs for the management of our exposure to mortgage fraud, breaches in information security and external disruptions to business continuity, as outlined below.

Mortgage Fraud

We implemented a mortgage fraud policy and program in 2005. OFHEO issued a regulation in July 2005 on the detection and reporting of mortgage fraud that required us to establish adequate and efficient internal controls and procedures and an operational training program to assure an effective system to detect and report mortgage fraud or possible mortgage fraud. We have operated in compliance with this regulation since its effective date in August 2005.

As part of our mortgage fraud program, we assist our lender customers in preventing the origination of fraudulent loans, including through the use of a series of technology services provided in conjunction with our automated underwriting technology that alerts lenders to possible fraud at loan origination. We maintain contracts with our lender customers that require them to represent and warrant that loans being sold meet the requirements of our selling and servicing guides, and to repurchase loans sold or delivered to us when mortgage fraud is identified. We also carry insurance to provide further coverage in the event of failure of the lender to perform under fraudulent circumstances. We continue to work to improve our internal controls and procedures relating to the detection and reporting of mortgage fraud.

Information Security

Recognizing the importance and sensitivity of our information assets, we have established an information security program designed to protect the security and privacy of confidential information, including non-public personal information and sensitive business data. Our current information security program was launched in late 2003 to address acknowledged industry-wide security concerns in areas such as access management, change management, secure application development and system monitoring.

Our security infrastructure is designed for the protection of sensitive information assets, and includes sophisticated network defenses and software designed to prevent hackers, spam, virus, phishing and other types of cyber attack, while our information security practices are intended to minimize risks due to process failure or misuse. We employ several firms specializing in information security assessment to uncover control gaps and risks to our information assets. We acknowledge the constant need to update and improve our defenses in response to changes in the threat environment.

We continue to work to improve our information security program, with the implementation of additional controls to protect our confidential data. These have included increased information security and privacy assessment and monitoring within our business units, a multi-year effort to improve access management, encryption of data on our employees’ computers, as well as improved tools to monitor and block information loss from within our network, email and other communication systems.

Business Continuity and Crisis Management

Our Operational Risk Oversight function has established business continuity and crisis management policies and programs, with execution of these programs implemented by our technology, operations, human resources and facilities functions in concert with the business units that are responsible for the affected processes and business applications. These policies and programs are designed to ensure that our critical business functions continue to operate under emergency conditions.

We have installed redundant systems within each business critical system, as well as redundant systems in two geographically separate data centers. These redundant systems are designed to provide continuity of operations for up to one week without significant loss of service to constituents or significant loss of revenue. We also have developed longer-term recovery plans. In addition, we have implemented strategies for access to critical business systems by employees and staff, such as alternate work facilities in geographically diverse locations for our back office and wire transfer functions. We have also established redundant communications systems for external partners and customers. For staff functions that are considered most critical, such as cash wire operations and securities settlements, we have instituted multi-site, simultaneous operations from three separate locations. Dual-site market room activities are conducted on a quarterly basis for front office functions. We recently successfully completed a disaster recovery test of critical operations using a recently constructed alternate data center.

To enable recovery from large-scale, catastrophic events, we copy all production data to backup media on a real-time or nightly basis. The data is transported and stored in multiple locations, including an offsite storage facility located out of the region. In addition, a limited tertiary operating site is available out of the region. The tertiary site complies with the sound practices established by the Federal Reserve Board, Office of the Comptroller of the Currency, and the SEC for resiliency of key U.S. financial institutions, and is designed to enable us to fulfill our critical obligations until automated processing is able to resume.

Our business continuity program is subject to regulatory review by OFHEO.

LIQUIDITY AND CAPITAL MANAGEMENT

Liquidity is essential to our business. We actively manage our liquidity and capital position with the objective of preserving stable, reliable and cost-effective sources of cash to meet all of our current and future operating financial commitments and regulatory capital requirements. We obtain the funds we need to operate our business primarily from the proceeds we receive from the issuance of debt. We seek to maintain sufficient excess liquidity in the event that factors, whether internal or external to our business, temporarily prevent us from issuing debt in the capital markets.

Liquidity

Liquidity Risk Management

Liquidity risk is the risk to our earnings and capital that would arise from an inability to meet our cash obligations in a timely manner. Because liquidity is essential to our business, we have adopted a comprehensive liquidity risk policy that is designed to provide us with sufficient flexibility to address both liquidity events specific to our business and market-wide liquidity events. Our liquidity risk policy governs our management of liquidity risk and outlines our methods for measuring and monitoring liquidity risk. Our liquidity risk policy, which has been approved by our Board of Directors, outlines the roles and responsibilities for managing liquidity risk within the company. Our Capital Markets group is responsible for monitoring and managing our liquidity risk, with oversight provided by the Chief Risk Office, several management-level committees and the Risk Policy and Capital Committee of the Board of Directors.

We conduct our daily liquidity management activities to achieve the goals of our liquidity risk policy. The primary tools that we employ for liquidity management include the following:

•	daily monitoring and reporting of our liquidity position;

•	daily forecasting of our ability to meet our liquidity needs over a 90-day period without relying upon the issuance of unsecured debt;

•	daily monitoring of market and economic factors that may impact our liquidity;

•	a defined escalation process for bringing any liquidity issues or concerns that may arise to the attention of higher levels of our management;

•	routine testing of our ability to rely upon identified sources of liquidity;

•	periodic reporting to management and the Board of Directors regarding our liquidity position;

•	periodic review and testing of our liquidity management controls by our Internal Audit department;

•	maintaining unencumbered mortgage assets that are available as collateral for secured borrowings pursuant to repurchase agreements or for sale; and

•	maintaining an investment portfolio of liquid non-mortgage assets that are readily marketable or have short-term maturities so that we can quickly and easily convert these assets into cash.

Sources and Uses of Cash

We manage our cash position on a daily basis.

Our primary source of cash is proceeds from the issuance of our debt. Our other sources of cash currently consist primarily of:

•	principal and interest payments received on our mortgage portfolio assets;

•	principal and interest payments received on our liquid investments;

•	borrowings under secured and unsecured intraday funding lines of credit we have established with several large financial institutions;

•	sales of mortgage loans, mortgage-related securities and liquid assets;

•	borrowings against mortgage-related securities and other investment securities we hold pursuant to repurchase agreements and loan agreements;

•	guaranty fees earned on Fannie Mae MBS;

•	mortgage insurance counterparty payments; and

•	net receipts on derivative instruments.

Our primary uses of cash currently consist primarily of:

•	the repayment of matured, redeemed and repurchased debt;

•	the purchase of mortgage loans, mortgage-related securities and other investments;

•	interest payments on outstanding debt;

•	net payments on derivative counterparty agreements;

•	the pledging of collateral under derivative instruments;

•	administrative expenses;

•	the payment of federal income taxes;

•	losses incurred in connection with our Fannie Mae MBS guaranty obligations; and

•	the payment of dividends on our common and preferred stock.

Debt Funding

Because our primary source of cash is proceeds from the issuance of our debt, we depend on our continuing ability to issue debt securities in the capital markets to meet our cash requirements. We issue a variety of non-callable and callable debt securities in the domestic and international capital markets in a wide range of maturities to meet our large and continuous funding needs. Our Capital Markets group is responsible for the issuance of debt securities to meet our funding needs. Table 39 below provides a summary of our debt activity for the years ended December 31, 2004, 2003 and 2002. Table 40 below shows our outstanding short-term borrowings for the years ended December 31, 2004, 2003 and 2002.

Table 39:  Debt Activity

	For the Year Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
	(Dollars in millions)

Issued during the year:(1)
Short-term:(2)
Amount:(3)	$2,055,759	$2,234,000	$1,631,471
Weighted average interest rate:	1.50%	1.07%	1.65%
Long-term:
Amount:(3)	$252,658	$348,112	$238,808
Weighted average interest rate:	2.90%	2.58%	3.89%
Total issued:
Amount:(3)	$2,308,417	$2,582,112	$1,870,279
Weighted average interest rate:	1.66%	1.28%	1.93%

Redeemed during the year:(1)(4)
Short-term:(2)
Amount:(3)	$2,081,726	$2,191,992	$1,615,947
Weighted average interest rate:	1.34%	1.12%	1.82%
Long-term:
Amount:(3)	$238,686	$279,168	$176,450
Weighted average interest rate:	3.26%	3.66%	5.03%
Total redeemed:
Amount:(3)	$2,320,412	$2,471,160	$1,792,397
Weighted average interest rate:	1.54%	1.41%	2.13%

(1)	Excludes the activity of debt from consolidations.

(2)	Includes the activity of Federal funds purchased and securities sold under agreements to repurchase.

(3)	Represents the face amount at issuance or redemption and does not include the effect of currency adjustments, debt basis adjustments or amortization of discounts, premiums and other deferred price adjustments.

(4)	Represents all payments on debt, including regularly scheduled principal payments, payments at maturity, payments as the result of a call and payments for any other repurchases.

Table 40:  Outstanding Short-Term Borrowings

	2004
	December 31,		Average During the Year
		Weighted Average		Weighted Average	Maximum
	Outstanding	Interest Rate(1)	Outstanding(2)	Interest Rate(1)	Outstanding(3)
	(Dollars in millions)

Federal funds purchased and securities sold under agreements to repurchase	$2,400	1.90%	$2,704	0.80%	$10,455

Fixed short-term debt
U.S. discount notes	$299,728	2.14%	$306,539	1.42%	$323,289
Foreign exchange discount notes	6,591	0.84	3,064	1.10	7,089
Other fixed short-term debt	3,724	1.59	3,236	1.43	3,779
Floating short-term debt	6,250	2.19	7,548	1.41	9,135
Debt from consolidations	3,987	2.20	2,989	1.54	3,987

Total short-term debt	$320,280	2.11%

	2003
	December 31,		Average During the Year
		Weighted Average		Weighted Average	Maximum
	Outstanding	Interest Rate(1)	Outstanding(2)	Interest Rate(1)	Outstanding(3)
	(Restated)
	(Dollars in millions)

Federal funds purchased and securities sold under agreements to repurchase	$3,673	1.03%	$7,276	0.58%	$21,773

Fixed short-term debt
U.S. discount notes	$327,967	1.11%	$320,987	1.20%	$351,793
Foreign exchange discount notes	1,214	1.37	1,432	1.48	3,291
Other fixed short-term debt	1,863	1.53	726	1.13	2,250
Floating short-term debt	10,235	1.03	5,343	1.16	10,235
Debt from consolidations	2,383	1.14	1,360	1.23	2,383

Total short-term debt	$343,662	1.11%

	2002
	December 31,		Average During the Year
		Weighted Average		Weighted Average	Maximum
	Outstanding	Interest Rate(1)	Outstanding(2)	Interest Rate(1)	Outstanding(3)
	(Restated)
	(Dollars in millions)

Federal funds purchased and securities sold under agreements to repurchase	$9,170	1.27%	$2,550	0.91%	$12,384

Fixed short-term debt
U.S. discount notes	$290,098	1.53%	$252,858	1.96%	$290,098
Foreign exchange discount notes	—	—	2	0.27	25
Other fixed short-term debt	1,450	1.79	3,835	2.49	5,374
Floating short-term debt	1,990	1.27	11,772	1.69	18,924

Total short-term debt	$293,538	1.53%

(1)	Includes discounts, premiums and other deferred price adjustments.

(2)	Average amount outstanding during the year has been calculated using month-end balances.

(3)	Maximum outstanding represents the highest month-end outstanding balance during the year.

For information regarding our outstanding long-term debt as of December 31, 2004 and 2003, refer to “Notes to Consolidated Financial Statements—Note 9, Short-term Borrowings and Long-term Debt.”

We are one of the world’s largest issuers of unsecured debt securities in terms of the amount of unsecured debt we issue. We issue debt on a regular basis in significant amounts in the capital markets and have a diversified funding base of domestic and international investors. Purchasers of our debt securities include fund managers, commercial banks, pension funds, insurance companies, foreign central banks, state and local governments, and retail investors. Purchasers of our debt securities are also geographically diversified, with a significant portion of our investors located in the United States, Europe and Asia. The diversity of our debt investors enhances our financial flexibility and limits our dependence on any one source of funding. Our status as a GSE and our current “AAA” (or its equivalent) senior long-term unsecured debt credit ratings are critical to our ability to continuously access the debt capital markets to borrow at attractive rates. The U.S. government does not guarantee our debt, directly or indirectly, and our debt does not constitute a debt or obligation of the U.S. government.

Our sources of liquidity have remained adequate to meet both our short-term and long-term funding needs, and we anticipate that they will remain adequate in 2007. Due to the reduction in the size of our mortgage portfolio subsequent to December 31, 2004 pursuant to our capital restoration plan, our debt funding requirements have been lower in 2005 and 2006 than in 2002, 2003 and 2004. As of December 31, 2004, we had total debt outstanding of $953.1 billion, as compared to total debt outstanding of $753.2 billion as of September 30, 2006. However, we remain an active issuer of short-term and long-term debt securities. Our short-term and long-term funding needs during 2007 are generally expected to be consistent with our needs during 2005 and 2006, and with the uses of cash described above under “Sources and Uses of Cash.” As described below under “Capital Management—Capital Activity—OFHEO Oversight of Our Capital Activity,” pursuant to our May 2006 consent order with OFHEO, we are currently not permitted to increase our net mortgage portfolio assets above the amount shown in our minimum capital report to OFHEO as of December 31, 2005 ($727.75 billion). We expect that, over the long term, our funding needs and sources of liquidity will remain relatively consistent with current needs and sources. We may increase our issuance of debt in future years if we decide to increase our purchase of mortgage assets following the modification or expiration of the current limitation on the size of our mortgage portfolio.

We have experienced no limitations on our ability to borrow funds through the issuance of debt securities in the capital markets and do not anticipate any change in our ability to do so in the foreseeable future. Significant changes in our current regulatory status, however, could adversely affect our access to some or all debt investors and lead to a reduction in our credit ratings, thereby potentially increasing our debt funding costs and reducing the amount of debt that we can issue at any given time. Other factors that could negatively impact our ability to issue debt securities at attractive rates include significant changes in interest rates, increased interest rate volatility, a significant adverse change in our financial condition or financial results, significant events relating to our business or industry, a significant change in the public’s perception of the risks to and financial prospects of our business or our industry, regulatory constraints, disruptions in the capital markets and general economic conditions in the United States or abroad. Refer to “Item 1A—Risk Factors” for a discussion of the risks relating to our ability to issue debt in sufficient quantities and at attractive rates, the risks associated with a reduction in our current credit ratings and the risks associated with proposed changes in the regulation of our business. On June 13, 2006, the U.S. Department of the Treasury announced that it would undertake a review of its process for approving our issuances of debt, which could adversely impact our flexibility in issuing debt securities in the future. We cannot predict whether the outcome of this review will materially impact our current debt issuance activities.

Change in the Federal Reserve Board’s Payments System Risk Policy

On July 20, 2006, the Federal Reserve Banks implemented changes to the Federal Reserve Board’s “Policy Statement on Payments System Risk.” The changes pertain to the processing of principal and interest payments, via the Fedwire system, for securities issued by GSEs and certain international organizations, including us.

Prior to July 2006, the Federal Reserve Bank exempted us from overdraft fees relating to the processing of interest and redemption payments on our debt and Fannie Mae MBS. We were permitted to overdraw our account at the Federal Reserve Bank for these payments and would make periodic payments throughout the business day until our account balance was zero. Under the revised policy, we are now required to fund interest and redemption payments on our debt and Fannie Mae MBS before the Federal Reserve Banks, acting as our fiscal agent, will execute the payments on our behalf. We compensate the Federal Reserve Banks for this service.

Because we receive funds and make payments throughout each business day, we have taken steps, including revising our funding strategies, to ensure that we will have access to funds in a timely manner to meet our payment obligations. We established and periodically may use secured and unsecured intraday funding lines of credit with several large financial institutions. We are currently funding security holder payments on a daily basis and are fully compliant with the revised Federal Reserve policy.

Credit Ratings and Risk Ratings

Our ability to borrow at attractive rates is highly dependent upon our credit ratings. Our senior unsecured debt (both long-term and short-term), qualifying benchmark subordinated debt and preferred stock are rated and continuously monitored by Standard & Poor’s, Moody’s and Fitch, each of which is a nationally recognized statistical rating organization. Table 41 below sets forth the credit ratings issued by each of these rating agencies of our long-term and short-term senior unsecured debt, qualifying benchmark subordinated debt and preferred stock as of December 5, 2006.

Table 41:  Fannie Mae Debt Credit Ratings

	Senior Long-Term	Senior Short-Term	Benchmark
	Unsecured Debt	Unsecured Debt	Subordinated Debt		Preferred Stock

Standard & Poor’s	AAA	A−1+	AA−	(1)	AA−	(1)
Moody’s Investors Service	Aaa	P−1	Aa2	(2)	Aa3	(2)
Fitch, Inc	AAA	F1+	AA−	(3)	A+	(4)

(1)	On September 23, 2004, Standard & Poor’s placed our preferred stock and subordinated debt ratings on “credit watch negative.”

(2)	On September 28, 2004, Moody’s placed our preferred stock and subordinated debt ratings on a “negative outlook.” On December 15, 2005, Moody’s confirmed our preferred stock and subordinated debt ratings with a “stable outlook.”

(3)	On September 29, 2004, Fitch downgraded our subordinated debt rating from ‘AA’ to ‘AA−’. On December 23, 2004, Fitch placed our subordinated debt rating on “rating watch negative.”

(4)	On September 29, 2004, Fitch downgraded our preferred stock rating from ‘AA’ to ‘AA−’. On December 23, 2004, Fitch downgraded our preferred stock rating from ‘AA−’ to ‘A+’ and placed our preferred stock rating on “rating watch negative.”

Pursuant to our September 1, 2005 agreement with OFHEO, we agreed to seek to obtain a rating, which will be continuously monitored by at least one nationally recognized statistical rating organization, that assesses, among other things, the independent financial strength or “risk to the government” of Fannie Mae operating under its authorizing legislation but without assuming a cash infusion or extraordinary support of the government in the event of a financial crisis. We also agreed to provide periodic public disclosure of this rating.

Standard & Poor’s “risk to the government” rating for us as of December 5, 2006 was AA− and this rating has been on credit watch negative since September 23, 2004. Standard & Poor’s continually monitors this rating.

Moody’s “Bank Financial Strength Rating” for us as of December 5, 2006 was B+ with a stable outlook. This rating was downgraded from A− on March 28, 2005. Moody’s continually monitors this rating.

We do not have any covenants in our existing debt agreements that would be violated by a downgrade in our credit ratings. To date, we have not experienced any limitations in our ability to access the capital markets due to a credit ratings downgrade. See “Item 1A—Risk Factors” for a discussion of the risks associated with a reduction in our credit ratings.

Liquidity Contingency Plan

Our Liquidity Risk Policy includes a contingency plan in the event that factors, whether internal or external to our business, temporarily compromise our ability to access capital through normal channels. Our contingency plan provides for alternative sources of liquidity that would allow us to meet all of our cash obligations for 90 days without relying upon the issuance of unsecured debt. If our access to the capital markets becomes impaired, our contingency plan designates our unencumbered mortgage portfolio as our primary source of liquidity. Our unencumbered mortgage portfolio consists of unencumbered mortgage loans and mortgage-related securities that could be pledged as collateral for borrowing in the market for mortgage repurchase agreements or sold to generate additional funds. As of December 31, 2004 and 2003, substantially all of our mortgage portfolio would have been eligible to be pledged as collateral under repurchase agreements. As of December 31, 2004 and 2003, $1.7 billion and $5.1 billion, respectively, of the mortgage-related securities held in our portfolio had been pledged as collateral under repurchase agreements.

Our liquid investment portfolio is also a source of liquidity in the event that we cannot access the capital markets. Our liquid investment portfolio consists primarily of high-quality non-mortgage investments that are readily marketable or have short-term maturities. As of December 31, 2004 and 2003, we had approximately $55.1 billion and $67.1 billion, respectively, in liquid assets, net of any cash and cash equivalents pledged as collateral. Our investments in non-mortgage securities, which account for the majority of our liquid assets, totaled $43.9 billion and $46.8 billion as of December 31, 2004 and 2003, respectively. Approximately 93% and 88% of our non-mortgage securities as of December 31, 2004 and 2003, respectively, had a credit rating of A (or its equivalent) or higher, based on the lowest of Standard & Poor’s, Moody’s or Fitch ratings.

OFHEO Supervision

Pursuant to its role as our safety and soundness regulator, OFHEO monitors our liquidity management practices and audits our liquidity position on a continuous basis. On September 1, 2005, we entered into an agreement with OFHEO that formalized and updated the voluntary initiatives that we announced in October 2000 to enhance market discipline, liquidity and capital. Pursuant to this agreement, we agreed to certain commitments pertaining to management of our liquidity, including:

•	complying with principles of sound liquidity management consistent with industry practice;

•	maintenance of a portfolio of highly liquid assets;

•	maintenance of a functional contingency plan providing for at least three months’ liquidity without relying upon the issuance of unsecured debt; and

•	periodic testing of our contingency plan in consultation with an OFHEO examiner.

Each of these commitments is addressed in our Liquidity Risk Policy described above. We further agreed to periodic public disclosure regarding our compliance with the plan for maintaining three months’ liquidity and meeting the commitment for periodic testing. We believe we were in compliance with our commitment to maintain and test our functional contingency plan as of September 30, 2006. We expect that OFHEO will finalize its review of our implementation of these commitments once revised policies have been completed in early 2007.

Contractual Obligations

Table 42 summarizes our expectation as to the effect of our minimum debt payments and other material noncancelable contractual obligations as of December 31, 2004 on our liquidity and cash flows in future periods. Our current contractual obligations as of the date of this report are different than the contractual obligations as of December 31, 2004 presented in the table below, primarily with respect to our debt obligations. As of December 31, 2004, we had total debt outstanding of $953.1 billion, as compared to total debt outstanding of $753.2 billion as of September 30, 2006.

Table 42:  Contractual Obligations

	Payments Due by Period as of December 31, 2004
		Less than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years
	(Dollars in millions)

Long-term debt obligations(1)	$624,324	$145,955	$207,392	$111,722	$159,255
Contractual interest on long-term debt obligations(2)	137,514	23,638	36,040	23,466	54,370
Operating lease obligations(3)	229	32	67	40	90
Purchase obligations:
Mortgage commitments(4)	24,826	24,824	2	—	—
Other purchase obligations(5)	33	16	16	1	—
Other long-term liabilities reflected in the consolidated balance sheet:(6)
Government penalty(7)	400	—	400	—	—
Other(8)	4,820	3,793	901	126	—

Total contractual obligations	$792,146	$198,258	$244,818	$135,355	$213,715

(1)	Represents the carrying amount of our long-term debt assuming payments are made in full at maturity. Amounts exclude approximately $8.5 billion in long-term debt obligations attributable to consolidated VIEs. Amounts include net premium and deferred price adjustments of $11.2 billion.

(2)	Excludes contractual interest on long-term debt obligations attributable to consolidated VIEs.

(3)	Includes certain premises and equipment leases.

(4)	Includes on- and off-balance sheet commitments to purchase loans and mortgage-related securities.

(5)	Includes only unconditional purchase obligations that are subject to a cancellation penalty for certain telecom services, software and computer services, and agreements. Excludes arrangements that may be cancelled without penalty.

(6)	Excludes risk management derivative transactions that may require cash settlement in future periods and our obligations to stand ready to perform under our guaranties relating to Fannie Mae MBS and other financial guaranties, because the amount and timing of payments under these arrangements are generally contingent upon the occurrence of future events.

(7)	Represents a $400 million civil penalty to the U.S. government pursuant to May 23, 2006 settlements with the SEC and OFHEO. This penalty is included in the consolidated balance sheet under “Other Liabilities.”

(8)	Includes future cash payments due under our contractual obligations to fund LIHTC partnerships that are unconditional and legally binding, as well as cash received as collateral from derivative counterparties, both of which are included in the consolidated balance sheets under “Other liabilities.”

Cash Flows

Cash Flows for the Year Ended December 31, 2004

During the year ended December 31, 2004, cash and cash equivalents decreased by $740 million, or 22%, to $2.7 billion as of December 31, 2004 as compared to the prior year.

•	We generated net cash of $41.6 billion in operating activities in 2004, primarily due to a net decrease in trading securities and net income. Our cash generated by operating activities was partially offset by purchases of HFS loans.

•	We used net cash of $16.8 billion in investing activities in 2004, primarily due to advances to lenders and purchases of AFS securities and HFI loans. The cash we used in investing activities was partially offset by proceeds we received from maturities of AFS securities and repayments of HFI loans.

•	We used net cash of $25.5 billion in financing activities in 2004, primarily for the redemption of short-term and long-term debt. The cash we used in financing activities was offset primarily by issuances of our short-term and long-term debt.

Cash Flows for the Year Ended December 31, 2003

During the year ended December 31, 2003, our cash and cash equivalents increased by $1.7 billion, or 97%, to $3.4 billion as of December 31, 2003 as compared to the prior year.

•	We generated net cash of $58.2 billion in operating activities in 2003, primarily due to a net decrease in trading securities and net income. Our cash generated by operating activities was partially offset by purchases of HFS loans.

•	We used net cash of $152.7 billion in investing activities in 2003, primarily due to advances to lenders and purchases of AFS securities and HFI loans. Our cash used in investing activities was partially offset by proceeds we received from maturities and sales of AFS securities and repayments of HFI loans.

•	We raised net cash of $96.2 billion in financing activities in 2003, primarily by issuing short-term and long-term debt. Our cash provided by financing activities was partially offset primarily by redemption of short-term and long-term debt.

Cash Flows for the Year Ended December 31, 2002

During the year ended December 31, 2002, our cash and cash equivalents increased by $681 million, or 65%, to $1.7 billion as of December 31, 2002 as compared to the prior year.

•	We generated net cash of $43.6 billion in operating activities, primarily due to a net decrease in trading securities and net income. Our cash generated by operating activities was partially offset by purchases of HFS loans.

•	We used net cash of $113.6 billion in investing activities in 2002, primarily due to advances to lenders and purchases of AFS securities and HFI loans. Our cash used in investing activities was partially offset by proceeds we received from maturities of AFS securities and repayments of HFI loans.

•	We raised net cash of $70.6 billion in financing activities in 2002, primarily by issuing short-term and long-term debt. Our cash provided by financing activities was partially offset primarily by redemption of short-term and long-term debt.

Capital Management

Our objective in managing capital is to maximize long-term stockholder value through the pursuit of business opportunities that provide attractive returns while maintaining capital at levels sufficient to ensure compliance with both regulatory and internal capital requirements.

Capital Adequacy Requirements

We are subject to capital adequacy requirements established by the 1992 Act. The statutory capital framework incorporates two different quantitative assessments of capital—both a minimum capital requirement and a risk-based capital requirement. While the minimum capital requirement is ratio-based, the risk-based capital requirement is based on simulated stress test performance. Pursuant to the 1992 Act, we are required to maintain sufficient capital to meet both of these requirements in order to be deemed “adequately capitalized.” In addition, pursuant to our May 2006 consent order with OFHEO, we are currently required to maintain a 30% capital surplus over our statutory minimum capital requirement, which is referred to as the OFHEO-directed minimum capital requirement. We are subject to continuous examination by OFHEO to ensure we meet these capital adequacy requirements.

Statutory Minimum Capital Requirement

OFHEO’s ratio-based minimum capital standard ties our capital requirements to the size of our book of business. For purposes of the minimum capital requirement, we are considered adequately capitalized if our core capital equals or exceeds our minimum capital requirement. Core capital is defined by OFHEO and represents the sum of the stated value of our outstanding common stock (common stock less treasury stock), the stated value of our outstanding non-cumulative perpetual preferred stock, our paid-in capital and our retained earnings, as determined in accordance with GAAP. Our minimum capital requirement is generally equal to the sum of:

•	2.50% of on-balance sheet assets;

•	0.45% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties; and

•	up to 0.45% of other off-balance sheet obligations.

Each quarter, OFHEO publishes our standing relative to both the statutory minimum capital requirement and, commencing for the quarter ended September 30, 2005, the OFHEO-directed minimum capital requirement as part of its capital classification announcement. For a description of the amounts by which our core capital exceeded or was less than our statutory minimum capital requirement as of December 31, 2004, 2003 and 2002, see Table 43 under “Capital Classification Measures” below.

Statutory Risk-Based Capital Requirement

OFHEO’s risk-based capital standard ties our capital requirements to the risk in our book of business, as measured by a stress test model. The stress test simulates our financial performance over a ten-year period of severe economic conditions characterized by both extreme interest rate movements and mortgage default rates. Simulation results indicate the amount of capital required to survive this prolonged period of economic stress absent new business or active risk management action. In addition to this amount determined by the stress test, the risk-based capital requirement includes an additional 30% surcharge to cover unspecified management and operations risks.

Each quarter, OFHEO runs a detailed profile of our book of business through the stress test simulation model. The model generates cash flows and financial statements to evaluate our risk and measure our capital adequacy during the ten-year stress horizon. Our total capital base is used to meet our risk-based capital requirement. Total capital is defined by OFHEO as the sum of core capital plus the total allowance for loan losses and reserve for guaranty losses in connection with Fannie Mae MBS, less the specific loss allowance (that is, the allowance required on individually-impaired loans). As part of its quarterly capital classification announcement, OFHEO makes these stress test results publicly available. For a description of the amounts by which our total capital exceeded our statutory risk-based capital requirement as of December 31, 2004, 2003 and 2002, see Table 43 under “Capital Classification Measures” below.

Capital Restoration Plan and OFHEO-Directed Minimum Capital Requirement

As noted in “Restatement” above, OFHEO concluded in its September 2004 interim report on its special examination that we had misapplied GAAP relating to hedge accounting and the amortization of purchase premiums and discounts on securities and loans and on other deferred charges. The SEC’s Office of the Chief Accountant affirmed OFHEO’s conclusion and, on December 15, 2004, advised us that we should restate our financial statements filed with the SEC to eliminate the use of hedge accounting in order to be consistent with GAAP. At that time, we estimated that the disallowed hedge accounting treatments resulted in a $9 billion cumulative reduction in our core capital as of September 30, 2004. As a result, on December 21, 2004, OFHEO classified us as significantly undercapitalized as of September 30, 2004 and directed us to submit a capital restoration plan that would provide for compliance with our statutory minimum capital requirement plus a surplus of 30% over the statutory minimum capital requirement. Pursuant to OFHEO’s directive, we submitted a capital restoration plan which indicated our intention to achieve a 30% capital surplus over our minimum capital requirement by September 30, 2005. The capital restoration plan was accepted by OFHEO on February 17, 2005.

OFHEO announced on November 1, 2005 that we had achieved a 30% surplus over minimum capital at September 30, 2005. In addition to generating capital through retained earnings, we achieved this capital surplus by taking the following actions pursuant to our capital restoration plan:

•	significantly reducing the size of our investment portfolio, through both normal mortgage liquidations and selected sales of mortgage assets, which reduced the amount of assets in the consolidated balance sheets and thereby reduced our overall minimum capital requirements;

•	issuing $5.0 billion in non-cumulative preferred stock in December 2004;

•	reducing our quarterly dividend rate by 50% on January 18, 2005, from $0.52 per share of common stock to $0.26 per share of common stock; and

•	canceling our plans to build major new corporate facilities in Southwest Washington, DC and undertaking other cost-cutting efforts.

Under our May 23, 2006 consent order with OFHEO, we agreed to continue our commitment to maintain a 30% capital surplus over our statutory minimum capital requirement until such time as the Director of OFHEO determines that the requirement should be modified or allowed to expire, considering factors such as resolution of accounting and internal control issues. OFHEO actively monitors our compliance with the capital restoration plan. We believe that we continue to be in compliance with the plan as of the date of this filing.

Statutory Critical Capital Requirement

Our critical capital level is the amount of core capital below which we would be classified as critically undercapitalized and generally would be required to be placed in conservatorship. Our critical capital requirement is generally equal to the sum of:

•	1.25% of on-balance sheet assets;

•	0.25% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties; and

•	up to 0.25% of other off-balance sheet obligations.

For a description of the amounts by which our core capital exceeded our statutory critical capital requirement as of December 31, 2004, 2003 and 2002, see Table 43 under “Capital Classification Measures” below.

Capital Classification Measures

The table below shows our core capital, total capital and other capital classification measures as of December 31, 2004, 2003 and 2002.

Table 43:  Regulatory Capital Surplus/Deficit

	As of December 31,
	2004(1)	2003(1)	2002(1)
		(Restated)	(Restated)
	(Dollars in millions)

Core capital(2)	$34,514	$26,953	$20,431
Required minumum capital(3)	32,121	31,816	27,688

Surplus (deficit) of core capital over/under required minimum capital	$2,393	$(4,863)	$(7,257)

Surplus (deficit) of core capital percentage over/under required minimum capital(4)	7.4%	(15.3)%	(26.2)%
Total capital(5)	$35,196	$27,487	$20,831
Required risk-based capital(6)	10,039	27,221	17,434

Surplus of total capital over required risk-based capital	$25,157	$266	$3,397

Surplus of total capital percentage over required risk-based capital(7)	250.6%	1.0%	19.5%
Core capital(2)	$34,514	$26,953	$20,431
Required critical capital(8)	16,435	16,261	14,126

Surplus of core capital over required critical capital	$18,078	$10,691	$6,305

Surplus of core capital percentage over required critical capital(9)	110.0%	65.7%	44.6%

(1)	Except for required risk-based capital amounts, all amounts represent estimates which will be resubmitted to OFHEO for their certification. Required risk-based capital amounts represent previously announced results by OFHEO. OFHEO may determine that results require restatement in the future based upon analysis provided by us.

(2)	The sum of (a) the stated value of our outstanding common stock (common stock less treasury stock); (b) the stated value of our outstanding non-cumulative perpetual preferred stock; (c) our paid-in capital; and (d) our retained earnings. Core capital excludes AOCI.

(3)	Generally, the sum of (a) 2.50% of on-balance sheet assets; (b) 0.45% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties; and (c) up to 0.45% of other off-balance sheet obligations, which may be adjusted by the Director of OFHEO under certain circumstances (See 12 CFR 1750.4 for existing adjustments made by the Director of OFHEO).

(4)	Defined as the surplus (deficit) of core capital over required minimum capital expressed as a percentage of required minimum capital.

(5)	The sum of (a) core capital and (b) the total allowance for loan losses and reserve for guaranty losses, less (c) the specific loss allowance (that is, the allowance required on individually-impaired loans). The specific loss allowance totaled $63 million, $68 million and $40 million at December 31, 2004, 2003 and 2002, respectively.

(6)	Defined as the amount of total capital required to be held to absorb projected losses flowing from future adverse interest rate and credit risk conditions specified by statute (see 12 CFR 1750.13 for conditions), plus 30% mandated by statute to cover management and operations risk.

(7)	Defined as the surplus of total capital over required risk-based capital expressed as a percentage of risk-based capital.

(8)	Generally, the sum of (a) 1.25% of on-balance sheet assets; (b) 0.25% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties; and (c) up to 0.25% of other off-balance sheet obligations, which may be adjusted by the Director of OFHEO under certain circumstances.

(9)	Defined as the surplus of core capital over critical capital expressed as a percentage of critical capital.

On May 19, 2005, OFHEO classified us as significantly undercapitalized as of December 31, 2004 and adequately capitalized as of March 31, 2005. For each subsequent quarter through June 30, 2006 (the most recent quarter for which OFHEO has published its capital classification), we have been classified by OFHEO as adequately capitalized. On September 29, 2006, OFHEO announced that we were classified as adequately capitalized as of June 30, 2006. Our core capital of $42.0 billion as of June 30, 2006 exceeded our statutory minimum capital requirement by $12.6 billion, or 42.9%, and our OFHEO-directed minimum capital requirement by $3.8 billion, or 9.9%; and our total capital of $42.9 billion as of June 30, 2006 exceeded our statutory risk-based capital requirement by $16.6 billion, or 62.9%. Because we have not yet prepared audited consolidated financial statements for any periods after December 31, 2004, OFHEO’s capital classifications for periods after December 31, 2004 are based on our estimates of our financial condition as of those periods and remain subject to revision.

Capital Management Framework

Our capital management practices are intended to ensure ongoing compliance with not only our regulatory capital requirements, but also internal economic capital requirements. Our internal economic capital requirements represent management’s view of the capital required to support our risk posture and are used to guide capital deployment decisions to maximize long-term stockholder value. Our economic capital framework relies upon both stress test and value-at-risk analyses that measure capital solvency across time and to current market value exposures. We currently target a combined corporate economic capital requirement that is less than our regulatory capital requirements.

To ensure compliance with each of our regulatory capital requirements, we maintain different levels of capital surplus for each capital requirement. The optimal surplus amount for each capital measure is directly tied to the volatility of the capital requirement and related core capital base. Because it is explicitly tied to risk, the statutory risk-based capital requirement tends to be more volatile than the ratio-based minimum capital requirement. Quarterly changes in economic conditions (such as interest rates, spreads and home prices) can materially impact the calculated risk-based capital requirement. As a consequence, we generally strive to maintain a larger surplus over the risk-based capital requirement to ensure continued compliance.

We are able to reasonably estimate our minimum capital requirement. However, because changes in the fair value of our derivatives may result in significant fluctuations in our capital holdings from period to period, the amount of our reported capital holdings at each period end is difficult to anticipate. Accordingly, we target a surplus above the statutory minimum capital requirement and OFHEO-directed minimum capital requirement to accommodate a wide range of possible valuation changes that might adversely impact our core capital base.

Capital Activity

OFHEO Oversight of Our Capital Activity

Our capital requirements as set forth by the Charter Act and as administered by OFHEO may restrict the ability of our Board of Directors to pay dividends, repurchase our preferred or common stock, or make any other capital distributions in the following circumstances:

•	if a capital distribution would decrease our total capital below the risk-based capital requirement or our core capital below the minimum capital requirement, we may not make the distribution without the approval of OFHEO;

•	if we do not meet the risk-based capital requirement but do meet the minimum capital requirement, we may not make any capital distribution that would cause us to fail to meet the minimum capital requirement; and

•	if we meet neither the risk-based capital requirement nor the minimum capital requirement, but do meet the critical capital requirement established under the 1992 Act, we may make a capital distribution only if, immediately after making the distribution, we would still meet the critical capital requirement and the Director of OFHEO approves the distribution after determining that specified statutory conditions are satisfied.

In addition, in the May 2006 OFHEO consent order, we agreed to the following additional restrictions relating to our capital activity:

•	We must continue our commitment to maintain a 30% capital surplus over our statutory minimum capital requirement until such time as the Director of OFHEO determines that the requirement should be modified or allowed to expire, taking into account factors such as the resolution of accounting and internal control issues.

•	While the capital restoration plan is in effect, we must seek the approval of the Director of OFHEO before engaging in any transaction that could have the effect of reducing our capital surplus below an amount equal to 30% more than our statutory minimum capital requirement.

•	We must submit a written report to OFHEO detailing the rationale and process for any proposed capital distribution before making the distribution.

•	We are not permitted to increase our net mortgage portfolio assets above the amount shown in our minimum capital report to OFHEO as of December 31, 2005 ($727.75 billion), except in limited circumstances at the discretion of OFHEO. We will be subject to this limitation on portfolio growth until the Director of OFHEO has determined that expiration of the limitation is appropriate in light of information regarding: our capital; market liquidity issues; housing goals; risk management improvements; outside auditor’s opinion that our consolidated financial statements present fairly in all material respects our financial condition; receipt of an unqualified opinion from an outside audit firm that our internal controls are effective pursuant to section 404 of the Sarbanes-Oxley Act of 2002; or other relevant information.

Pursuant to the capital restoration plan, we provide a quarterly capital report to OFHEO.

Common Stock

Shares of common stock outstanding, net of shares held in treasury, totaled approximately 971 million, 969 million and 970 million as of December 31, 2005, 2004 and 2003, respectively. During 2005, 2004 and 2003, we issued 1.5 million, 5.8 million and 2.8 million shares of common stock, respectively, from treasury for our employee benefit plans. We have not issued any common stock during 2003, 2004, 2005 and 2006 other than in connection with these plans. Our ability to issue common stock will be limited until we have returned to timely financial reporting.

In January 2003, our Board of Directors approved a share repurchase program (the “General Repurchase Authority”) authorizing us to repurchase up to 5% of our shares of common stock outstanding as of December 31, 2002, as well as additional shares to offset stock issued, or expected to be issued, under our employee benefit plans. Under this General Repurchase Authority, which does not have a specified expiration date, we repurchased 7.2 million shares of common stock at a weighted average cost per share of $73.67 in 2004 and 21.3 million shares of common stock at a weighted average cost per share of $65.28 in 2003. We have not repurchased any shares from the open market pursuant to this General Repurchase Authority since July 2004.

In November 2004, OFHEO agreed that our September 27, 2004 agreement with OFHEO did not impair our ability to repurchase shares from employees under certain employee benefit plan transactions, including reacquiring shares for: payment of withholding taxes on the vesting of restricted stock; payment of withholding taxes due upon the exercise of employee stock options; and payment of the exercise price on stock options. OFHEO also approved our request to repurchase shares from employees in limited circumstances relating to financial hardship.

Since April 2005, we have prohibited all of our employees from engaging in purchases or sales of our securities except in limited circumstances relating to financial hardship. In November 2005, our Board of Directors authorized the creation of a stock repurchase program that permits us to repurchase up to $100 million of our shares from our non-officer employees, who are employees below the level of vice president. Under the program, we may repurchase shares weekly at fair market value only during the 30-trading day period following our quarterly filings on Form 12b-25 with the SEC. Officers and members of our Board of Directors are not permitted to participate in the program. On March 22, 2006, OFHEO advised us that it had no objection to our proceeding with the program on the terms described to OFHEO. We implemented the program in May 2006. From May 31, 2006 to October 31, 2006, we have purchased an aggregate of 38,202 shares of common stock from our employees under the program. The employee stock repurchase program does not have a specified expiration date.

Non-Cumulative Preferred Stock

In December 2004, we sold two issues of non-cumulative preferred stock to institutional investors for aggregate proceeds of $5.0 billion, which included $2.5 billion in convertible preferred stock. These preferred stock issuances represent the largest capital placement we have ever undertaken and were a key component of our capital restoration plan. We obtained net proceeds of $1.4 billion in 2003 through non-cumulative preferred stock issuances. We did not redeem any preferred stock during 2005, 2004 or 2003 and to date have not redeemed any preferred stock in 2006. Our ability to issue preferred stock in the public market will be limited until we return to timely financial reporting. We have not issued preferred stock since December 31, 2004.

Subordinated Debt

On September 1, 2005, we agreed with OFHEO to make specific commitments relating to the issuance of qualifying subordinated debt. These commitments replaced our October 2000 voluntary initiatives relating to the maintenance of qualifying subordinated debt. We agreed to issue qualifying subordinated debt, rated by at least two nationally recognized statistical rating organizations, in a quantity such that the sum of our total capital plus the outstanding balance of our qualifying subordinated debt equals or exceeds the sum of (1) outstanding Fannie Mae MBS held by third parties times 0.45% and (2) total on-balance sheet assets times 4%. We must also take reasonable steps to maintain sufficient outstanding subordinated debt to promote liquidity and reliable market quotes on market values. We also agreed to provide periodic public disclosure of our compliance with these commitments, including a comparison of the quantities of subordinated debt and total capital to the levels required by our agreement with OFHEO.

Every six months, commencing January 1, 2006, we are required to submit to OFHEO a subordinated debt management plan that includes any issuance plans for the upcoming six months. Although it is not a component of core capital, subordinated debt supplements our equity capital. It is designed to provide a risk-absorbing layer to supplement core capital for the benefit of senior debt holders. In addition, the spread between the trading prices of our subordinated debt and our senior debt serves as a market indicator to investors of the relative credit risk of our debt. A narrow spread between the trading prices of our subordinated debt and senior debt implies that the market perceives the credit risk of our debt to be relatively low. A wider spread between these prices implies that the market perceives our debt to have a higher relative credit risk.

The sum of our total capital plus the outstanding balance of our qualifying subordinated debt exceeded the sum of (1) outstanding Fannie Mae MBS held by third parties times 0.45% and (2) total on-balance sheet assets times 4% by $8.4 billion, or 19.9%, as of June 30, 2006, and by $6.9 billion, or 16.8%, as of December 31, 2005. Qualifying subordinated debt with a remaining maturity of less than five years receives only partial credit in this calculation. One-fifth of the outstanding amount is excluded each year during the instrument’s last five years before maturity and, when the remaining maturity is less than one year, the instrument is entirely excluded.

Qualifying subordinated debt is defined as subordinated debt that contains an interest deferral feature that requires us to defer the payment of interest for up to five years if either:

•	our core capital is below 125% of our critical capital requirement; or

•	our core capital is below our minimum capital requirement, and the U.S. Secretary of the Treasury, acting on our request, exercises his or her discretionary authority pursuant to Section 304(c) of the Charter Act to purchase our debt obligations.

Core capital is defined by OFHEO and represents the sum of the stated value of our outstanding common stock (common stock less treasury stock), the stated value of our outstanding non-cumulative perpetual preferred stock, our paid-in capital and our retained earnings, as determined in accordance with GAAP.

During any period in which we defer payment of interest on qualifying subordinated debt, we may not declare or pay dividends on, or redeem, purchase or acquire, our common stock or preferred stock. To date, no triggering events have occurred that would require us to defer interest payments on our qualifying subordinated debt.

Prior to our September 1, 2005 agreement with OFHEO, pursuant to our voluntary initiatives, we sought to maintain sufficient subordinated debt to bring the sum of total capital and outstanding subordinated debt to at least 4% of on-balance sheet assets, after providing adequate capital to support Fannie Mae MBS held by third parties that is not included in the consolidated balance sheets. We had qualifying subordinated debt with a carrying amount of $12.5 billion, $12.5 billion and $8.5 billion as of December 31, 2004, 2003 and 2002, respectively, which, together with our total capital, constituted 4.0%, 3.3% and 2.7% of our on-balance sheet assets as of December 31, 2004, 2003 and 2002, respectively. Qualified subordinated debt with a remaining maturity of less than five years did not receive a partial credit in this calculation.

We issued $4.0 billion and $3.5 billion of qualifying subordinated debt securities in 2003 and 2002, respectively. We have not issued any subordinated debt securities since 2003. Under our agreement with OFHEO, we intend to resume the issuance of subordinated debt once we return to timely financial reporting. In May 2006, $1.6 billion of our qualifying subordinated debt matured. As of the date of this filing, we have $11.0 billion in outstanding qualifying subordinated debt.

Dividends

In January 2005, our Board of Directors reduced our quarterly dividend rate by 50%, from $0.52 per share of common stock to $0.26 per share of common stock. We reduced our common stock dividend rate in order to increase our capital surplus, which was a component of our capital restoration plan.

We have paid quarterly common stock dividends of:

•	$0.39 per share for the first and second quarters of 2003;

•	$0.45 per share for the third and fourth quarters of 2003;

•	$0.52 per share for each quarter of 2004;

•	$0.26 per share for each quarter of 2005; and

•	$0.26 per share for the first, second and third quarters of 2006.

On October 17, 2006, the Board of Directors declared common stock dividends of $0.26 per share for the fourth quarter of 2006, which was paid on November 27, 2006. On December 6, 2006, the Board of Directors increased the quarterly common stock dividend to $0.40 per share. The Board determined that the increased dividend would be effective beginning in the fourth quarter of 2006, and therefore declared a special common stock dividend of $0.14 per share, payable on December 29, 2006, to stockholders of record on December 15, 2006. This special dividend of $0.14, combined with our previously declared dividend of $0.26 paid on November 27, 2006, will result in a total common stock dividend of $0.40 per share for the fourth quarter of 2006.

Our Board of Directors has also approved preferred stock dividends for the period commencing December 31, 2003, up to but excluding December 31, 2006. See “Notes to Consolidated Financial Statements—Note 17, Preferred Stock” for detailed information on our preferred stock dividends.

OFF-BALANCE SHEET ARRANGEMENTS

We enter into certain business arrangements to facilitate our statutory purpose of providing liquidity to the secondary mortgage market and to reduce our exposure to interest rate fluctuations. We form arrangements to meet the financial needs of our customers and manage our credit, market or liquidity risks. Some of these arrangements are not recorded in the consolidated balance sheets or may be recorded in amounts different from the full contract or notional amount of the transaction, depending on the nature or structure of, and accounting required to be applied to, the arrangement. These arrangements are commonly referred to as “off-balance sheet arrangements,” and expose us to potential losses in excess of the amounts recorded in the consolidated balance sheets.

The most significant off-balance sheet arrangements that we engage in result from the mortgage loan securitization and resecuritization transactions that we routinely enter into as part of the normal course of our business operations. Our Single-Family Credit Guaranty business generates most of its revenues through the guaranty fees earned from these securitization transactions. In addition, our HCD business generates a significant amount of its revenues through the guaranty fees earned from these securitization transactions. We also enter into other guaranty transactions and hold LIHTC partnership interests that are considered off-balance sheet arrangements.

Fannie Mae MBS Transactions and Other Financial Guaranties

As described in “Item 1—Business,” both our Single-Family Credit Guaranty business and our HCD business generate revenue through guaranty fees earned in connection with the issuance of Fannie Mae MBS. In a typical Fannie Mae MBS transaction, we receive mortgage loans or mortgage-related securities from lenders and transfer the assets to a trust or special purpose entity. Upon creation of the trust, we deliver back beneficial interests in the trust to investors in the form of Fannie Mae MBS. In holding Fannie Mae MBS created from a pool of whole loans, an investor has securities that are generally more liquid than whole loans, which provides the investor with greater financial flexibility. In particular, by holding readily marketable Fannie Mae MBS, lenders increase their ability to replenish their funds for use in making additional loans.

We guarantee to each MBS trust that we will supplement mortgage loan collections as required to permit timely payments of principal and interest on the related Fannie Mae MBS, irrespective of the cash flows received from borrowers. In connection with our guaranties issued or modified on or after January 1, 2003, we record in the consolidated balance sheets a guaranty obligation based on an estimate of our non-contingent obligation to stand ready to perform under these guaranties. We also record in the consolidated balance sheets a reserve for guaranty losses based on an estimate of our incurred credit losses on all of our guaranties, irrespective of the issuance date.

While we hold some Fannie Mae MBS in our mortgage portfolio, the substantial majority of outstanding Fannie Mae MBS is held by third parties and therefore is generally not reflected in the consolidated balance sheets. Of the $1.9 trillion in total Fannie Mae MBS outstanding as of December 31, 2004, $344.4 billion was held in our portfolio and $1.4 trillion was held by third-party investors. The $344.4 billion in Fannie Mae MBS held in our portfolio is reflected in the consolidated balance sheets as “Investments in securities.” We consolidate certain Fannie Mae MBS trusts depending on the significance of our interest in those MBS trusts. Upon consolidation, we recognize the assets of the consolidated trust. As of December 31, 2004, we had recognized $150.1 billion of assets as “Mortgage loans” in the consolidated balance sheets as a result of consolidating MBS trusts. Accordingly, as of December 31, 2004, there was approximately $1.4 trillion in outstanding and unconsolidated Fannie Mae MBS held by third parties, which is not included in the consolidated balance sheets.

While our guaranties relating to Fannie Mae MBS represent the substantial majority of our guaranty activity, we also provide other financial guaranties. Our HCD business provides credit enhancements primarily for taxable and tax-exempt bonds issued by state and local governmental entities to finance multifamily housing for low- and moderate-income families. Under these credit enhancement arrangements, we guarantee to the trust that we will supplement proceeds as required to permit timely payment on the related bonds, which improves the bond ratings and thereby results in lower-cost financing for multifamily housing. Our HCD business generates revenue from the fees earned on these transactions. These transactions also contribute to our housing goals and help us meet other mission-related objectives.

Our maximum potential exposure to credit losses relating to our outstanding and unconsolidated Fannie Mae MBS held by third parties and our other financial guaranties is significantly higher than the carrying amount of the guaranty obligations and reserve for guaranty losses that are reflected in the consolidated balance sheets. In the case of outstanding and unconsolidated Fannie Mae MBS held by third parties, our maximum potential exposure arising from these guaranties is primarily represented by the unpaid principal balance of the mortgage loans underlying these Fannie Mae MBS, which was $1.4 trillion as of December 31, 2004. In the case of our other financial guaranties, our maximum potential exposure is primarily represented by the unpaid principal balance of the underlying bonds and loans, which was $14.8 billion as of December 31, 2004.

Based on our historical credit losses, which have averaged approximately 0.01% of our mortgage credit book of business during the period 2002 to 2004, we do not believe that the maximum exposure on our Fannie Mae MBS and other credit-related guaranties is representative of our actual credit exposure relating to these guaranties. In the event that we were required to make payments under these guaranties, we would pursue recovery of these payments by exercising our rights to the collateral backing the underlying loans or through available credit enhancements (which includes all recourse with third parties and mortgage insurance).

The table below presents a summary of our on- and off-balance sheet Fannie Mae MBS and other guaranty obligations as of December 31, 2004 and 2003.

Table 44:  On- and Off-Balance Sheet Arrangements

	As of December 31,
	2004	2003
		(Restated)
	(Dollars in millions)

Fannie Mae MBS and other guaranties outstanding(1)	$1,917,384	$1,880,238
Less: Fannie Mae MBS held in portfolio(2)	344,404	405,922
Less: Consolidated Fannie Mae MBS(3)	150,108	160,627

Fannie Mae MBS held by third parties and other guaranties	$1,422,872	$1,313,689

(1)	Represents $1.9 trillion in unpaid principal balance of Fannie Mae MBS outstanding as of both December 31, 2004 and 2003 and $14.8 billion and $13.2 billion in unpaid principal balance of other guaranties as of December 31, 2004 and 2003, respectively.

(2)	Recorded as “Investments in Securities” in the consolidated balance sheets.

(3)	Represents consolidated Fannie Mae MBS, which are recorded as “Mortgage loans” in the consolidated balance sheets.

For more information on our securitization transactions, including the interests we retain in these transactions, cash flows from these transactions, and our accounting for these transactions, see “Notes to Consolidated Financial Statements—Note 7, Portfolio Securitizations,” “Notes to Consolidated Financial Statements—Note 8, Financial Guaranties and Master Servicing” and “Notes to Consolidated Financial Statements—Note 18, Concentrations of Credit Risk.” For information on the revenues and expenses associated with our Single-Family Credit Guaranty and HCD businesses, refer to “Business Segment Results.”

LIHTC Partnership Interests

Our HCD business’s Community Investment Group makes equity investments in numerous limited partnerships that sponsor affordable housing projects utilizing the low-income housing tax credit pursuant to Section 42 of the Internal Revenue Code. We invest in LIHTC partnerships in order to increase the supply of affordable housing in the United States and to serve communities in need. In addition, our investments in LIHTC partnerships generate both tax credits and net operating losses that reduce our federal income tax liability. The tax benefits associated with these LIHTC partnerships were the primary reasons for our effective tax rate in 2004 being 17% versus the federal statutory rate of 35%.

LIHTC partnerships own interests in rental housing that the partnerships have developed or rehabilitated. By renting a specified portion of the housing units to qualified low-income tenants over a 15-year period, the partnerships become eligible for the federal low-income housing tax credit. To qualify for this tax credit, among other requirements, the project owner must irrevocably elect that either (1) a minimum of 20% of the residential units will be rent-restricted and occupied by tenants whose income does not exceed 50% of the area median gross income, or (2) a minimum of 40% of the residential units will be rent-restricted and occupied by tenants whose income does not exceed 60% of the area median gross income. Failure to qualify as an affordable housing project over the entire 15-year period may result in the recapture of a portion of the tax credits. The LIHTC partnerships are generally organized by fund manager sponsors who seek out investments with third-party developers who in turn develop or rehabilitate the properties, and subsequently manage them. We invest in these partnerships as a limited partner with the fund manager acting as the general partner. In making investments in these LIHTC partnerships, our HCD business’s Community Investment Group identifies qualified sponsors and structures the terms of our investment.

In certain instances, we have been determined to be the primary beneficiary of these LIHTC partnership investments, and therefore all of the partnership assets and liabilities have been recorded in the consolidated balance sheets, and the portion of these investments owned by third parties is recorded in the consolidated balance sheets as an offsetting minority interest. In most instances, we are not the primary beneficiary of the investments, and therefore our consolidated balance sheets reflect only our investment in the partnership, rather than the full amount of the partnership’s assets and liabilities. Our investments in LIHTC partnerships are recorded in the consolidated balance sheets as “Partnership investments.”

In cases where we are not the primary beneficiary of these investments, we account for our investments in LIHTC partnerships by using the equity method of accounting or the effective yield method of accounting, as appropriate. In each case, we record in the consolidated financial statements our share of the income and losses of the partnerships, as well as our share of the tax credits and tax benefits of the partnerships. Our share of the operating losses generated by our LIHTC partnerships is recorded in the consolidated statements of income under “Loss from partnership investments.” The tax credits and benefits associated with any operating losses incurred by these LIHTC partnerships are recorded in the consolidated statements of income within our “Provision for federal income taxes.”

As of December 31, 2004, we had a recorded investment in these LIHTC partnerships of $6.8 billion. Our risk exposure relating to these LIHTC partnerships is limited to the amount of our investment and the possible recapture of the tax benefits we have received from the partnership. Neither creditors of, nor equity investors in, these partnerships have any recourse to our general credit. To manage the risks associated with a partnership, we track compliance with the LIHTC requirements, as well as the property condition and financial performance of the underlying investment throughout the life of the investment. In addition, we evaluate the strength of the partnership’s sponsor through periodic financial and operating assessments. Further, in some of our LIHTC partnership investments, our exposure to loss is further mitigated by our having a guaranteed economic return from an investment grade counterparty.

The table below provides information regarding our LIHTC partnership investments as of and for the year ended December 31, 2004:

Table 45:  LIHTC Partnership Investments

	2004
	Consolidated	Non-Consolidated
	(Dollars in millions)

As of December 31:
Obligation to fund LIHTC partnerships	$562	$1,512
For the year ended December 31:
Tax credits from investments in LIHTC partnerships	$325	$386
Losses from investments in LIHTC partnerships	178	508
Tax benefits on credits and losses from investments in LIHTC partnerships	387	563
Contributions to LIHTC partnerships	600	791
Distributions from LIHTC partnerships	1	—

For more information on our off-balance sheet transactions, see “Notes to Consolidated Financial Statements—Note 18, Concentrations of Credit Risk.”

IMPACT OF FUTURE ADOPTION OF ACCOUNTING PRONOUNCEMENTS

SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”). SOP 03-3 applies to acquired loans, debt securities and beneficial interests where there has been evidence of deterioration in credit quality since origination and for which it is probable at the purchase date that the investor will not be able to collect all contractually required payments receivable. It addresses the accounting for differences between the contractual cash flows of acquired loans and the cash flows expected to be collected from an investor’s initial investment in loans acquired in a transfer if those differences are attributable, at least in part, to credit quality.

SOP 03-3 requires purchased loans, debt securities and beneficial interests within its scope to be initially recorded at fair value and prohibits the creation or carry over of a valuation allowance at the date of purchase.

It limits the yield that may be accreted as interest income on such loans to the excess of an investor’s estimate of undiscounted expected principal, interest, and other cash flows from the loan over the investor’s initial investment in the loan. The amount of yield to be accreted is not displayed in the consolidated balance sheets. Subsequent increases in estimated future cash flows to be collected are recognized prospectively in interest income through a yield adjustment over the remaining life of the loan. Decreases in estimated future cash flows to be collected are recognized as an impairment expense through a valuation allowance. SOP 03-3 applies prospectively to loans acquired in fiscal years beginning after December 15, 2004. Loans carried at fair value or mortgage loans held for sale are excluded from the scope of SOP 03-3. SOP 03-3 will apply primarily to delinquent loans that we purchase from MBS trusts in connection with our guaranty as well as to delinquent loans in MBS trusts or private-label trusts that we consolidate pursuant to FIN 46R. We are evaluating the effect of the adoption of SOP 03-3 to the consolidated financial statements.

SFAS 123R, Share-Based Payment and SAB No. 107

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment (“SFAS 123R”), which revises SFAS No. 123 and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of APB 25 to stock compensation awards issued to employees. Rather, SFAS 123R requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. With respect to options, SFAS 123R requires that they be measured at fair value using an option-pricing model that takes into account the options’ unique characteristics and recognition of the cost as expense over the period the employee provides services to earn the award, which is generally the vesting period. Also, SFAS 123R requires that cash flows resulting from tax deductions in excess of the compensation cost recognized for those stock incentive awards, also referred to as excess tax benefits, to be classified as financing activities in the consolidated statements of cash flows.

This standard includes measurement requirements for employee stock options that are similar to those under the fair-value-based method of SFAS 123; however, SFAS 123R requires initial and ongoing estimates of the amount of shares that will vest while SFAS 123 provided entities the option of assuming that all shares would vest and then recognize actual forfeitures as they occur and distinguishment of awards between equity and liabilities based on guidance in SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

Additionally, SEC Staff Accounting Bulletin No. 107, Share-Based Payment, provides guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as the staff’s views regarding the valuation of share-based payment arrangements.

SFAS 123R is effective for annual periods beginning after June 15, 2005 and requires use of the modified prospective application method to be applied to new awards, unvested awards and to awards modified, repurchased, or cancelled after the effective date. We prospectively adopted the fair value expense recognition provisions of SFAS 123 effective January 1, 2003, using a model to estimate the fair value of the majority of our stock awards. We adopted SFAS 123R effective January 1, 2006 with no material impact to the consolidated financial statements.

SFAS 154, Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes (“APB 20”) and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.

APB 20 requires that the cumulative effect of most voluntary changes in accounting principles be included in net income in the period of adoption. The new statement requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable to determine either period-specific effects or the cumulative effect of the change. In addition, SFAS 154 requires that we account for a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets as a change in accounting estimate that is affected by a change in accounting principle. APB 20 previously required that we report such a change as a change in accounting principle.

SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 effective January 1, 2006 had no impact on the consolidated financial statements.

SFAS 155, Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (an amendment of SFAS 133 and SFAS 140) (“SFAS 155”). This statement: (i) clarifies which interest-only strips and principal-only strips are not subject to SFAS 133; (ii) establishes a requirement to evaluate interests in securitized financial instruments that contain an embedded derivative requiring bifurcation; (iii) clarifies that concentration of credit risks in the form of subordination are not embedded derivatives; and (iv) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.

SFAS 155 also amends Derivatives Implementation Group (“DIG”) Issue No. B39 relating to the application of call options that are exercisable only by a debtor. In November 2006, DIG Issue No. B40 was proposed by the FASB. The objective of the proposed guidance is to provide a narrow scope exception to certain provisions of SFAS 133 for securitized interests that contain only an embedded derivative that is tied to the prepayment risk of the underlying financial assets. Final guidance is expected to be issued in early 2007 with an effective date that coincides with that of SFAS 155. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. We intend to adopt SFAS 155 effective January 1, 2007 and are evaluating the impact of its adoption on the consolidated financial statements.

SFAS 156, Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 156”). SFAS 156 modifies SFAS 140 by requiring that mortgage servicing rights (“MSRs”) be initially recognized at fair value and by providing the option to either (i) carry MSRs at fair value with changes in fair value recognized in earnings or (ii) continue recognizing periodic amortization expense and assess the MSRs for impairment as was originally required by SFAS 140. This option is available by class of servicing asset or liability. This statement also changes the calculation of the gain from the sale of financial assets by requiring that the fair value of servicing rights be considered part of the proceeds received in exchange for the sale of the assets.

SFAS 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of a fiscal year that begins after September 15, 2006, with early adoption permitted. We intend to adopt SFAS 156 effective January 1, 2007. We do not believe the adoption of SFAS 156 will have a material effect on the consolidated financial statements.

FIN 48, Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 supplements SFAS 109 by defining a threshold for recognizing tax benefits in the consolidated financial statements.

FIN 48 provides a two-step approach to recognizing and measuring tax benefits when a benefits realization is uncertain. First, we must determine whether the benefit is to be recognized and then the amount to be recognized. Income tax benefits should be recognized when, based on the technical merits of a tax position, we believe that if upon examination, including resolution of any appeals or litigation process, it is more likely than not (a probability of greater than 50%) that the tax position would be sustained as filed. The benefit recognized for a tax position that meets the more-likely-than-not criterion is measured based on the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the taxing authority, taking into consideration the amounts and probabilities of the outcomes upon settlement.

FIN 48 is effective for consolidated financial statements beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 upon adoption will be reported as an adjustment to beginning retained earnings. We are evaluating the impact of its adoption on the consolidated financial statements.

SFAS 157, Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities and requires companies to provide expanded information about assets and liabilities measured at fair value, including the effect of fair value measurements on earnings. This statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances.

Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. This statement clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, this standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data (for example, a company’s own data). Under this statement, fair value measurements would be separately disclosed by level within the fair value hierarchy.

SFAS 157 is effective for consolidated financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We intend to adopt SFAS 157 effective January 1, 2008 and are evaluating the impact of its adoption on the consolidated financial statements.

SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires the recognition of a plan’s over-funded or under-funded status as an asset or liability and an adjustment to AOCI. Additionally, it requires determination of benefit obligations and the fair values of a plan’s assets at a company’s year-end and recognition of actuarial gains and losses, and prior service costs and credits, as a component of AOCI. For employers with publicly-traded securities, SFAS 158 is effective as of the end of the fiscal year ending after December 15, 2006. We intend to adopt SFAS 158 effective December 31, 2006 and are evaluating the impact of its adoption on the consolidated financial statements.

2004 QUARTERLY REVIEW

We provide certain selected unaudited quarterly financial statement information for the year ended December 31, 2004 in “Notes to Consolidated Financial Statements—Note 21, Selected Quarterly Financial Information (Unaudited).” The selected financial information includes the following:

•	Condensed consolidated statements of income for the quarters ended March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004.

•	Condensed consolidated balance sheets as of March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004.

•	Condensed business segment results of operations for the quarters ended March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004.

The results for the quarters ended March 31, 2004 and June 30, 2004 have been restated from previously reported results. See ‘‘Restatement” for more information about our restatement. Since the results for the quarters ended September 30, 2004 and December 31, 2004 were not previously reported, they are not being restated.

Table 46:  2004 Quarterly Condensed Consolidated Statements of Income

	For the Quarter Ended
	March 31, 2004		June 30, 2004
	As Previously	As	As Previously	As	September 30,	December 31,
	Reported(1)	Restated	Reported(1)	Restated	2004	2004
	(Dollars and shares in millions, except per share amounts)

Net interest income	$3,196	$5,062	$3,113	$4,836	$4,000	$4,183
Guaranty fee income	737	891	657	727	1,067	919
Investment gains (losses), net	(8)	525	(273)	(1,518)	887	(256)
Derivatives fair value gains (losses), net	(972)	(6,446)	(1,958)	2,269	(7,136)	(943)
Debt extinguishment gains (losses), net	(27)	(78)	24	(7)	(21)	(46)
Loss from partnership investments	(92)	(145)	(86)	(177)	(177)	(203)
Fee and other income	158	56	208	413	103	(168)
Provision for credit losses	(32)	(13)	12	(55)	(65)	(219)
Other expenses	(402)	(456)	(416)	(415)	(417)	(978)

Income (loss) before federal income taxes and extraordinary gains (losses)	2,558	(604)	1,281	6,073	(1,759)	2,289
Provision (benefit) for federal income taxes	659	(529)	169	1,753	(910)	710

Income (loss) before extraordinary gains (losses)	1,899	(75)	1,112	4,320	(849)	1,579
Extraordinary gains (losses), net of tax effect	—	10	—	(3)	(18)	3

Net income (loss)	$1,899	$(65)	$1,112	$4,317	$(867)	$1,582

Preferred stock dividends and issuance costs at redemption	(43)	(43)	(40)	(40)	(41)	(41)

Net income (loss) available to common stockholders	$1,856	$(108)	$1,072	$4,277	$(908)	$1,541

Basic earnings (loss) per share:
Earnings before extraordinary gains (losses)	$1.91	$(0.12)	$1.11	$4.41	$(0.92)	$1.59
Extraordinary gains (losses), net of tax effect	—	0.01	—	—	(0.02)	—

Basic earnings (loss) per share	$1.91	$(0.11)	$1.11	$4.41	$(0.94)	$1.59

Diluted earnings (loss) per share
Earnings before extraordinary gains (losses)	$1.90	$(0.12)	$1.10	$4.40	$(0.92)	$1.59
Extraordinary gains (losses), net of tax effect	—	0.01	—	—	(0.02)	—

Diluted earnings (loss) per share	$1.90	$(0.11)	$1.10	$4.40	$(0.94)	$1.59

Weighted-average common shares outstanding
Basic	972	972	969	969	968	969
Diluted	975	972	970	973	968	972

(1)	Certain amounts have been reclassified to conform to the current condensed consolidated statement of income presentation.

Table 47:  2004 Quarterly Condensed Consolidated Balance Sheets

	As of
	March 31, 2004		June 30, 2004
	As Previously	As	As Previously	As	September 30,	December 31,
	Reported(1)	Restated	Reported(1)	Restated	2004	2004
	(Dollars in millions)

Assets:
Cash and cash equivalents	$3,214	$5,205	$340	$3,479	$3,857	$2,655
Investments in securities:
Trading, at fair value	6	42,552	11	38,323	37,223	35,287
Available-for-sale, at fair value	225,853	517,106	240,475	515,067	535,826	532,095
Held-to-maturity, at fair value	468,863	—	458,257	—	—	—

Total investments	694,722	559,658	698,743	553,390	573,049	567,382
Mortgage loans:
Loans held for sale, at lower of cost or market	6,655	13,318	2,637	11,363	11,280	11,721
Loans held for investment, at amortized cost	236,054	380,115	239,982	385,253	389,766	390,000
Allowance for loan losses	(85)	(288)	(80)	(296)	(288)	(349)

Total loans	242,624	393,145	242,539	396,320	400,758	401,372
Derivative assets at fair value	7,464	7,223	11,300	9,736	8,729	6,589
Guaranty assets	5,100	4,798	5,810	5,602	5,652	5,924
Deferred tax assets	11,622	4,767	8,934	7,043	6,508	6,074
Other assets	30,522	36,281	21,675	26,480	28,496	30,938

Total assets	$995,268	$1,011,077	$989,341	$1,002,050	$1,027,049	$1,020,934

Liabilities and Stockholders’ Equity:
Liabilities:
Short-term debt	$468,999	$337,312	$422,899	$312,247	$336,321	$320,280
Long-term debt	474,091	606,340	515,296	632,076	630,585	632,831
Derivative liabilities at fair value	4,146	5,357	318	558	1,885	1,145
Reserve for guaranty losses	710	271	677	271	299	396
Guaranty obligations	5,100	7,084	5,810	8,208	8,396	8,784
Other liabilities	21,370	20,731	18,176	18,395	16,549	18,520

Total liabilities	974,416	977,095	963,176	971,755	994,035	981,956

Minority interests in consolidated subsidiaries	47	52	44	50	47	76
Stockholders’ Equity:
Retained earnings	36,845	27,307	37,414	31,079	29,668	30,705
Accumulated other comprehensive income	(14,896)	7,686	(9,994)	374	4,462	4,387
Other stockholders’ equity	(1,144)	(1,063)	(1,299)	(1,208)	(1,163)	3,810

Total stockholders’ equity	20,805	33,930	26,121	30,245	32,967	38,902

Total liabilities and stockholders’ equity	$995,268	$1,011,077	$989,341	$1,002,050	$1,027,049	$1,020,934

(1)	Certain amounts have been reclassified to conform to the current condensed consolidated balance sheet presentation.

Table 48:  2004 Quarterly Condensed Business Segment Results

	For the Quarter Ended March 31, 2004
	Single-Family		Capital
	Credit Guaranty	HCD	Markets	Total
	(Restated)
	(Dollars in millions)

Net interest income (expense)(1)	$93	$(37)	$5,006	$5,062
Guaranty fee income (expense)(2)	1,096	98	(303)	891
Investment gains, net	32	—	493	525
Derivatives fair value losses, net	—	—	(6,446)	(6,446)
Debt extinguishment losses, net	—	—	(78)	(78)
Losses from partnership investments	—	(145)	—	(145)
Fee and other income (expense)	49	48	(41)	56
Provision for credit losses	(3)	(10)	—	(13)
Other expenses	(236)	(84)	(136)	(456)

Income (loss) before federal income taxes and extraordinary gains (losses)	1,031	(130)	(1,505)	(604)
Provision (benefit) for federal income taxes	359	(226)	(662)	(529)

Income (loss) before extraordinary gains (losses)	672	96	(843)	(75)
Extraordinary gain, net of tax effect	—	—	10	10

Net income (loss)	$672	$96	$(833)	$(65)

(1)	Includes cost of capital charge.

(2)	Includes intercompany guaranty fee income (expense) of $254 million allocated to Single-Family Credit Guaranty and HCD from Capital Markets for absorbing the credit risk on mortgage loans and Fannie Mae MBS held in our portfolio.

	For the Quarter Ended June 30, 2004
	Single-Family		Capital
	Credit Guaranty	HCD	Markets	Total
	(Restated)
	(Dollars in millions)

Net interest income (expense)(1)	$118	$(34)	$4,752	$4,836
Guaranty fee income (expense)(2)	954	77	(304)	727
Investment gains (losses), net	29	—	(1,547)	(1,518)
Derivatives fair value gains, net	—	—	2,269	2,269
Debt extinguishment losses, net	—	—	(7)	(7)
Losses from partnership investments	—	(177)	—	(177)
Fee and other income	77	72	264	413
Provision for credit losses	(34)	(21)	—	(55)
Other expenses	(212)	(86)	(117)	(415)

Income (loss) before federal income taxes and extraordinary gains (losses)	932	(169)	5,310	6,073
Provision (benefit) for federal income taxes	326	(243)	1,670	1,753

Income before extraordinary gains (losses)	606	74	3,640	4,320
Extraordinary losses, net of tax effect	—	—	(3)	(3)

Net income	$606	$74	$3,637	$4,317

(1)	Includes cost of capital charge.

(2)	Includes intercompany guaranty fee income (expense) of $257 million allocated to Single-Family Credit Guaranty and HCD from Capital Markets for absorbing the credit risk on mortgage loans and Fannie Mae MBS held in our portfolio.

	For the Quarter Ended September 30, 2004
	Single-Family		Capital
	Credit Guaranty	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$125	$(36)	$3,911	$4,000
Guaranty fee income (expense)(2)	1,278	100	(311)	1,067
Investment gains, net	8	—	879	887
Derivatives fair value losses, net	—	—	(7,136)	(7,136)
Debt extinguishment losses, net	—	—	(21)	(21)
Losses from partnership investments	—	(177)	—	(177)
Fee and other income (expense)	41	87	(25)	103
Provision for credit losses	(74)	9	—	(65)
Other expenses	(215)	(93)	(109)	(417)

Income (loss) before federal income taxes and extraordinary gains (losses)	1,163	(110)	(2,812)	(1,759)
Provision (benefit) for federal income taxes	406	(220)	(1,096)	(910)

Income (loss) before extraordinary gains (losses)	757	110	(1,716)	(849)
Extraordinary losses, net of tax effect	—	—	(18)	(18)

Net income (loss)	$757	$110	$(1,734)	$(867)

(1)	Includes cost of capital charge.

(2)	Includes intercompany guaranty fee income (expense) of $260 million allocated to Single-Family Credit Guaranty and HCD from Capital Markets for absorbing the credit risk on mortgage loans and Fannie Mae MBS held in our portfolio.

	For the Quarter Ended December 31, 2004
	Single-Family		Capital
	Credit Guaranty	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$142	$(37)	$4,078	$4,183
Guaranty fee income (expense)(2)	1,127	104	(312)	919
Investment gains (losses), net	15	—	(271)	(256)
Derivatives fair value losses, net	—	—	(943)	(943)
Debt extinguishment losses, net	—	—	(46)	(46)
Losses from partnership investments	—	(203)	—	(203)
Fee and other income (expense)	53	105	(326)	(168)
Provision for credit losses	(201)	(18)	—	(219)
Other expenses	(360)	(132)	(486)	(978)

Income (loss) before federal income taxes and extraordinary gains (losses)	776	(181)	1,694	2,289
Provision (benefit) for federal income taxes	297	(238)	651	710

Income before extraordinary gains	479	57	1,043	1,579
Extraordinary gain, net of tax effect	—	—	3	3

Net income	$479	$57	$1,046	$1,582

(1)	Includes cost of capital charge.

(2)	Includes intercompany guaranty fee income (expense) of $260 million allocated to Single-Family Credit Guaranty and HCD from Capital Markets for absorbing the credit risk on mortgage loans and Fannie Mae MBS held in our portfolio.

During the year ended December 31, 2004, our earnings fluctuated from a net loss of $65 million for the quarter ended March 31, 2004, to net income of $4.3 billion for the quarter ended June 30, 2004, to a net loss of $867 million for the quarter ended September 30, 2004 and to net income of $1.6 billion for the quarter ended December 31, 2004. As discussed in “Consolidated Results of Operations” above, we expect that our annual and quarterly results will be volatile, primarily due to changes in market conditions that result in periodic fluctuations in the estimated fair value of our derivative instruments, reflected in the consolidated statements of income as “Derivatives fair value gains (losses), net.” The following is a quarterly review of our results for the interim periods during 2004.

Quarter Ended March 31, 2004

For the quarter ended March 31, 2004, we recorded a net loss of $65 million, primarily from derivatives fair value losses of $6.4 billion and other losses that more than offset our net interest income, guaranty fee income, investment gains and tax benefit for the quarter.

Net interest income totaled $5.1 billion for the quarter ended March 31, 2004. The average yield on our investment balance in the first quarter of 2004 was affected by purchases of lower-coupon mortgages and continued liquidations of higher-coupon mortgages.

Guaranty fee income for the quarter ended March 31, 2004 was $891 million, which was driven by average outstanding Fannie Mae MBS for the first quarter of 2004 at an effective guaranty fee rate that remained consistent with our effective guaranty fee rate for 2003.

Investment gains, net for the quarter ended March 31, 2004 were primarily comprised of unrealized gains on trading securities driven by a decline in interest rates during the first quarter of 2004 and realized gains on securities sold during the first quarter. These gains were slightly offset by impairments of securities.

We recorded derivatives fair value losses of $6.4 billion for the quarter ended March 31, 2004, which were primarily due to losses of $1.6 billion, $790 million and $4.0 billion in net periodic contractual interest expense, losses in the fair value of terminated derivatives from the beginning of the quarter to the date of termination and losses in the fair value of open derivative positions as of March 31, 2004, primarily due to declines in interest rates during the first quarter of 2004 as compared to 2003 levels.

We recorded a benefit for federal income taxes of $529 million for the quarter ended March 31, 2004. The benefit for federal income taxes includes taxes at the federal statutory rate of 35% adjusted for tax credits recognized for our LIHTC partnership investments and other tax credits.

Quarter Ended June 30, 2004

For the quarter ended June 30, 2004, we recorded net income of $4.3 billion, primarily from derivatives fair value gains of $2.3 billion in addition to net interest income and guaranty fee income, which was offset by $1.5 billion in investment losses and the quarterly tax provision.

Net interest income decreased to $4.8 billion for the quarter ended June 30, 2004 from $5.1 billion for the quarter ended March 31, 2004, due to a decline in our net interest yield on a quarter-to-quarter basis and an approximately 2% decrease in average interest-earning assets for the second quarter of 2004. The decline in net interest yield was primarily driven by an increase in our portfolio of floating-rate and ARM products, which tend to earn lower initial yields than fixed-rate mortgage assets, and increasing short-term debt rates as short-term interest rates rose.

Guaranty fee income decreased to $727 million for the quarter ended June 30, 2004 from $891 million for the quarter ended March 31, 2004, due to a decrease in our effective guaranty fee rate that was partially offset by growth in our average MBS outstanding balances. The decrease in our effective guaranty fee rate was primarily due to slower recognition of deferred fee amounts, resulting from an increasing interest rate environment during the second quarter.

Investment losses, net totaled $1.5 billion for the quarter ended June 30, 2004, primarily due to losses from the mark-to-market of trading securities and LOCOM adjustments on HFS loans as interest rates increased significantly in the second quarter of 2004. Investment losses, net for the quarter were also impacted by realized losses on sales of investment securities.

We recorded derivatives fair value gains of $2.3 billion for the quarter ended June 30, 2004, primarily due a $4.1 billion gain in the fair value of open derivative positions at quarter-end caused by a rise in interest rates. This gain was reduced by a $1.4 billion loss from net periodic contractual interest expense, a $139 million loss in the fair value of terminated derivatives from the beginning of the quarter to the date of termination, and a $273 million loss on commitments.

Fee and other income increased to $413 million for the quarter ended June 30, 2004 from $56 million for the quarter ended March 31, 2004, primarily due to the recognition of foreign currency transaction gains on our foreign currency-denominated debt caused by changes in foreign currency exchange rates during the period.

We recorded a provision for federal income taxes for the quarter ended June 30, 2004 of $1.8 billion. The provision for federal income taxes includes taxes at the federal statutory rate of 35% adjusted for tax credits recognized for our LIHTC partnership investments and other tax credits.

Quarter Ended September 30, 2004

For the quarter ended September 30, 2004, we recorded a net loss of $867 million, primarily from a derivatives fair value loss, net, of $7.1 billion that more than offset our net interest income, guaranty fee income, investment gains and the quarterly tax benefit for the quarter.

Net interest income decreased to $4.0 billion for the quarter ended September 30, 2004 from $4.8 billion for the quarter ended June 30, 2004, due to a decrease in the net interest yield caused by a continued shift in the mix of assets to floating-rate and ARM products, which tend to earn lower initial yields than fixed-rate mortgage assets. Net interest income was also impacted by continued increases in short-term debt rates during the third quarter of 2004.

Guaranty fee income increased to $1.1 billion for the quarter ended September 30, 2004 from $727 million for the quarter ended June 30, 2004, due to an increase in the effective guaranty fee rate. The increase in the effective guaranty fee rate was driven by a decrease in interest rates during the third quarter of 2004 that had the effect of accelerating the recognition of deferred amounts.

Investment gains, net for the quarter ended September 30, 2004 mainly consisted of unrealized gains on trading securities driven by a decline in interest rates during the third quarter of 2004.

We recorded derivatives fair value losses of $7.1 billion for the quarter ended September 30, 2004, primarily due to a loss of $4.7 billion in the fair value of open derivative positions at quarter-end caused by declines in interest rates and a $1.2 billion and $1.4 billion loss in net periodic contractual interest expense and a loss on the fair value of terminated derivatives from the beginning of the quarter to the date of termination, respectively. These decreases were slightly mitigated by a $163 million gain on commitments.

Fee and other income decreased to $103 million for the quarter ended September 30, 2004 from $413 million for the quarter ended June 30, 2004, primarily due to the recognition of foreign currency transaction losses on our foreign currency-denominated debt caused by changes in foreign currency exchange rates during the period.

We recorded a benefit for federal income taxes for the quarter ended September 30, 2004 of $910 million. The benefit for federal income taxes includes taxes at the federal statutory rate of 35% adjusted for tax credits recognized for our LIHTC partnership investments and other tax credits.

Quarter Ended December 31, 2004

For the quarter ended December 31, 2004, we recorded net income of $1.6 billion, primarily from net interest income and guaranty fee income, partially offset by derivatives fair value losses of $943 million for the quarter, other expenses of $978 million and the quarterly tax provision.

Net interest income increased to $4.2 billion for the quarter ended December 31, 2004 from $4.0 billion for the quarter ended September 30, 2004, due to an increase in our net interest yield, partially offset by a slight decrease in average interest-earning assets for the quarter. The improvement in the net interest yield was largely driven by lower premium amortization, as interest rates increased slightly during the fourth quarter of 2004.

Guaranty fee income decreased to $919 million for the quarter ended December 31, 2004 from $1.1 billion for the quarter ended September 30, 2004, due to a decline in the effective guaranty fee rate. The decline in the effective guaranty fee rate was driven by a slight increase in interest rates during the fourth quarter that had the effect of slowing the recognition of deferred amounts.

Investment losses, net for the quarter ended December 31, 2004 mainly consisted of unrealized gains on trading securities driven by relatively flat interest rates during the fourth quarter of 2004 and higher recorded impairments.

We recorded derivatives fair value losses of $943 million for the quarter ended December 31, 2004, primarily due to a loss of $791 million in net periodic contractual interest expense and a $134 million loss in the fair value of open derivative positions at quarter-end caused by minor movements in interest rates.

Fee and other income (expense) decreased to a loss of $168 million for the quarter ended December 31, 2004 from income of $103 million for the quarter ended September 30, 2004, primarily due to the recognition of foreign currency transaction losses on our foreign currency-denominated debt caused by changes in foreign currency exchange rates during the period.

The provision for credit losses increased for the quarter ended December 31, 2004 to $219 million from $65 million for the quarter ended September 30, 2004. In the fourth quarter of 2004, we increased our combined allowance for loan losses and reserve for guaranty losses by approximately $142 million due to an observed trend of reduced levels of recourse proceeds from lenders on charged-off loans.

Other expenses for the quarter ended December 31, 2004 increased to $978 million from $417 million for the quarter ended September 30, 2004, primarily due to recording a $400 million charge for the civil penalty from our settlement agreements with OFHEO and the SEC. In addition, we recorded a $116 million charge for the write off of previously capitalized software, as well as a higher level of legal and professional services costs related to regulatory reviews.

We recorded a provision for federal income taxes for the quarter ended December 31, 2004 of $710 million. The provision for federal income taxes includes taxes at the federal statutory rate of 35% adjusted for tax credits recognized for our LIHTC partnership investments and other tax credits.

Consolidated Balance Sheet

The consolidated balance sheet as of December 31, 2004 did not change significantly from 2003 or throughout the year. Our assets as of December 31, 2004 totaled $1.0 trillion, a decrease of $1.3 billion from December 31, 2003, primarily due to decreases in federal funds sold and securities purchased under agreements to resell. Liabilities as of December 31, 2004 totaled $982.0 billion, a decrease of $8.0 billion from December 31, 2003. We experienced fluctuations in our short-term and long-term debt during 2004 as we continued to change the types and durations of our outstanding debt to better align with our portfolio of mortgage assets. Stockholders’ equity as of December 31, 2004 was $38.9 billion, an increase of $6.6 billion from December 31, 2003. The increase was primarily a result of our $5 billion preferred stock issuance in December 2004.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosure about market risk is set forth on pages 159 through 167 of this Annual Report on Form 10-K under the caption “Item 7—MD&A—Risk Management—Interest Rate Risk Management and Other Market Risks.”

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto are included elsewhere in this Annual Report on Form 10-K as described below in “Item 15—Exhibits, Financial Statement Schedules.”

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, or the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In addition, management has performed this same evaluation as of the date of filing this report. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of the Chief Executive Officer and the Chief Financial Officer. Pursuant to its evaluation, management determined that we did not maintain effective disclosure controls and procedures as of December 31, 2004. We failed to maintain an effective Disclosure Committee and we have not filed periodic reports on a timely basis, as required by the rules of the SEC and the NYSE, since June 30, 2004. Our review of our accounting policies and practices in 2005 and 2006, and the restatement of our consolidated financial statements for the years ended December 31, 2003 and 2002, resulted in an inability to timely file our Annual Reports on Form 10-K for the years ended December 31, 2004 and 2005, and our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2004, March 31, 2005, June 30, 2005, September 30, 2005, March 31, 2006, June 30, 2006 and September 30, 2006.

In addition, as described below, management identified numerous material weaknesses in our internal control over financial reporting, which management considers an integral component of our disclosure controls and procedures. The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of these material weaknesses, as well as the reasons noted above, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2004 or as of the date of filing this report.

We have made progress in improving our disclosure controls and procedures. We have taken, and are taking, the actions described below under “Remediation Activities and Changes in Internal Control Over Financial Reporting” to remediate the material weaknesses in our internal control over financial reporting. In addition, we have enhanced the procedures followed by our Disclosure Committee. These enhancements include:

•	revision and adoption of a new charter by the Disclosure Committee;

•	an annual review of the Disclosure Committee charter;

•	clarification of authority and role of the Disclosure Committee;

•	formal training for Disclosure Committee members;

•	maintenance of agendas; and

•	implementation of a formalized voting process.

We continue to strive to improve our processes to enable us to provide complete and accurate public disclosure on a timely basis. Management believes that this material weakness relating to our disclosure controls will not be remediated until we are able to file required reports with the SEC and the NYSE on a timely basis.

To address the material weaknesses described in this Item 9A, management performed additional analyses and other post-closing procedures designed to ensure that our consolidated financial statements were prepared in accordance with GAAP. These procedures included data validation and certification procedures from the source systems to the general ledger, pre- and post-closing analytics, model validation procedures for financial models supporting the consolidated financial statements, and independent third-party reviews of selected accounting systems and accounting conclusions. As a result, management believes that the consolidated financial statements included in this report fairly present in all material respects the company’s financial position, results of operations and cash flows for the periods presented.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Overview

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and members of our Board of Directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making its assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management also undertook a separate review of our financial reporting process and application of GAAP. In addition, the Special Review Committee of the Board of Directors engaged former Senator Warren B. Rudman and the law firm of Paul Weiss to conduct an independent investigation of our historical accounting practices, internal controls, and corporate governance and structure prior to 2005. Furthermore, OFHEO, our safety and soundness regulator, conducted a special examination of our accounting policies, internal controls, financial reporting, corporate governance, and other safety and soundness matters. Some of the findings resulting from OFHEO’s examination relate to our internal control over financial reporting. Management has considered the results of each of these activities in developing its conclusions concerning our internal control over financial reporting.

As a result of its assessment of our internal control over financial reporting, management identified the material weaknesses discussed below. Because of the material weaknesses identified in the following paragraphs, management has concluded that our internal control over financial reporting was not effective as of December 31, 2004.

Management’s assessment of our internal control over financial reporting as of December 31, 2004 identified numerous material weaknesses in our control environment, our application of GAAP, our financial reporting process, and our information technology applications and infrastructure as of December 31, 2004. A description of the material weaknesses relating to each of these areas is included below. Further, we identified additional material weaknesses in the independent model review process, treasury and trading operations, pricing and independent price verification processes, and wire transfer controls.

Description of Material Weaknesses

Control Environment

We did not maintain an effective control environment related to internal control over financial reporting. Specifically, we identified the following material weaknesses in our control environment as of December 31, 2004:

•	Tone at the Top

We did not establish and maintain a consistent and proper tone as to the importance of internal control over financial reporting.

•	Accounting Policy

We lacked a written, comprehensive set of GAAP-compliant financial accounting policies and a formalized process for determining, monitoring, disseminating, implementing and updating our accounting policies and procedures.

•	Board of Directors and Executive Roles

Roles and responsibilities were not clearly defined and documented between our executive management team and our Board of Directors. Our Chief Executive Officer served as the Chairman of the Board of Directors and our Chief Financial Officer and Chief Operating Officer each served as a vice chair of the Board of Directors. As a result, these two corporate governance structures lacked sufficient checks and balances, which adversely affected the flow of information to, and the effectiveness of, the Board of Directors.

•	Enterprise-Wide Risk Oversight

We did not maintain a properly staffed, comprehensive and independent risk oversight function. Specifically, our risk oversight function lacked enterprise-wide coordination, dedicated senior leadership and sufficient staffing. Comprehensive risk policies did not exist, and existing policies applicable to each business unit required enhancement.

•	Internal Audit

We did not maintain an effective and independent Internal Audit function. Internal Audit did not maintain a sufficient complement of personnel with an appropriate level of accounting and auditing knowledge, experience and training to effectively execute an appropriate audit plan. In addition, the Internal Audit department did not functionally report to the Audit Committee of the Board of Directors, but reported to the Chief Financial Officer, which created inadequate independence and objectivity. Further, our Internal Audit function lacked clarity regarding its risk assessment process, communications and audit plans. Our ineffective Internal Audit function adversely affected our ability to adequately identify our control weaknesses.

•	Human Resources

Our human resources function did not have clear enterprise-wide coordination, which resulted in ineffective definition and communication of employee roles and responsibilities. In addition, training and performance evaluations were not always effective. As a result, we did not have a sufficient number of qualified staff, clear job descriptions, and appropriate policies and procedures relating to human resources. Lines of delegated authority were not always clear.

•	Fraud Risk Management Program

We did not maintain a comprehensive, centrally coordinated enterprise-wide fraud risk management program. Furthermore, we did not have a specific, comprehensive fraud risk management program related to internal control over financial reporting.

•	Whistleblower Program

We lacked effective internal control over financial reporting relating to our whistleblower program that would ensure the anonymity, confidentiality and physical security of the information provided, as well as periodic reporting of that information. Although an enterprise-wide whistleblower program was in effect during 2004, regular reporting to a committee of the Board of Directors did not occur, and we believe the program was not trusted by company personnel.

•	Accounting/Finance Staffing Levels

We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of GAAP commensurate with our financial reporting requirements. Further, the process we used to ensure that employees were assigned appropriate responsibilities based upon their credentials and experience was inadequate.

•	Information Technology Policy

We did not maintain and clearly communicate information technology policies and procedures. This weakness contributed to our inadequate internal control over financial reporting systems.

•	Policies and Procedures

We did not maintain adequate policies and procedures related to initiating, authorizing, recording, processing and reporting transactions. This lack of documentation led to (a) inconsistent execution of business practices, (b) inability to ensure practices were in accordance with management standards and (c) ambiguity in delegation of authority.

Application of GAAP

We did not maintain effective internal control over financial reporting relating to our process and information technology applications for determining, monitoring, disseminating, implementing and updating accounting policies that complied with GAAP. We identified numerous material and immaterial misapplications of GAAP that indicate that a material weakness in our application of GAAP existed as of December 31, 2004. As described in “Item 7—MD&A—Restatement,” we have identified misapplications of GAAP in the following primary categories:

•	our accounting for debt and derivatives;

•	our accounting for commitments;

•	our accounting for investments in securities;

•	our accounting for MBS trust consolidations and sale accounting;

•	our accounting for financial guaranties and master servicing;

•	our amortization of cost basis adjustments; and

•	other adjustments, including accounting for income taxes.

Many of these misapplications of GAAP resulted in material modifications to our financial statements and many of the other misapplications of GAAP that did not result in a material modification could have resulted in a material misstatement in the financial statements.

Financial Reporting Process

We did not maintain an effective, timely and accurate financial reporting process. Specifically, we identified the following material weaknesses in our financial reporting process as of December 31, 2004:

•	Financial Statement Preparation and Reporting

We did not perform timely and complete reviews of the consolidated financial statements by personnel with knowledge sufficient to reach appropriate accounting conclusions. Specifically, our systems and processes were not designed and in operation to enable us to prepare accurate consolidated financial statements in accordance with GAAP. These systems and processes, coupled with our human resources and other material weaknesses, resulted in our inability to prepare and complete accurate financial information.

•	Disclosure Controls

We did not maintain effective disclosure controls and procedures, including an effective Disclosure Committee, designed to ensure complete and accurate disclosure as required by GAAP. In addition, we have not filed periodic reports on a timely basis as required by the rules of the SEC and the NYSE.

•	General Ledger Controls

We did not maintain effective internal control over financial reporting relating to the general ledger and the periodic closing of the general ledger. Specifically, the design and operation of this control was inadequate for managing the addition or deletion of specific balance sheet or consolidated statements of income accounts. In addition, personnel were not granted access to the general ledger that was appropriate to their scope of responsibility and we lacked a formalized process with adequate controls designed to ensure that the general ledger was closed properly at the end of each period.

•	Journal Entry Controls

We did not maintain effective internal control over financial reporting relating to the recording of journal entries, both recurring and non-recurring. Specifically, the design and operation of this control was inadequate for ensuring that journal entries were prepared by personnel with adequate knowledge of the activity being posted. The entries were not supported by appropriate documentation and were not reviewed at the appropriate level to ensure the accuracy and completeness of the entries recorded.

•	Reconciliation Controls

We did not maintain effective internal control over financial reporting relating to the reconciliation of many of our financial statement accounts and other data records that served as inputs to those accounts. Specifically, the design and operation of this control was inadequate for ensuring that our accounts were complete, accurate and in agreement with detailed supporting documentation. In addition, this control did not ensure proper review and approval of reconciliations by appropriate personnel.

Information Technology Applications and Infrastructure

We did not maintain effective internal control over financial reporting related to information technology applications and infrastructure, and the references in this section to “controls” refer to our internal control over financial reporting. Specifically, we identified the following material weaknesses relating to our information technology applications and infrastructure as of December 31, 2004:

•	Access Control

We did not maintain effective design of controls over access to financial reporting applications and data. Specifically, ineffective controls included unrestricted access to programs and data, lack of periodic review and monitoring of such access, and lack of clearly communicated policies and procedures governing information technology security and access. Furthermore, we did not maintain effective logging and monitoring of servers and databases to ensure that access was both appropriate and authorized.

•	Change Management

We did not maintain effective controls designed to ensure that information technology program and data changes were authorized and that the program and data changes were adequately tested for accuracy and appropriate implementation.

•	End User Computing

We did not maintain effective controls over end user computing (“EUC”) applications, such as spreadsheets. Specifically, controls were not designed and in operation to ensure that access to these applications was restricted to appropriate personnel and that changes to data or formulas were authorized.

Independent Model Review Process

We identified a material weakness as of December 31, 2004 related to the design of our internal control over financial reporting related to our independent model review process. Specifically, we did not independently review that: (i) the models and assumptions used to produce our financial statements were appropriate; and (ii) that outputs used to produce our financial statements were calculated accurately according to the model specifications. Our loan loss allowance, amortization, guaranty and financial instrument valuation processes each used models and, as discussed in “Item 7—MD&A—Restatement,” we incorrectly valued our derivatives, mortgage loan and security commitments, security investments, guaranties and other instruments.

Treasury and Trading Operations

We identified a material weakness as of December 31, 2004 related to the design of our internal control over financial reporting related to our treasury and trading operations. Specifically, our internal control over financial reporting was inadequate with respect to the process of authorizing, approving, validating and settling trades, including inadequate segregation of duties among trading, settlement and valuation activities within both our treasury and trading operations.

Pricing and Independent Price Verification Processes

We identified a material weakness as of December 31, 2004 related to the design of our internal control over financial reporting related to our pricing and independent price verification processes. Specifically, our internal control over financial reporting was inadequate with respect to the process used to price assets and liabilities, and did not maintain appropriate segregation of duties between the pricing function and the function responsible for independently verifying such prices.

Wire Transfer Controls

We identified a material weakness as of December 31, 2004 related to the design of our internal control over financial reporting related to our wire transfer function. Specifically, the design of our internal control over financial reporting was insufficient with respect to the initiation, authorization, segregation of duties and anti-fraud measures related to wire transfer transactions and with respect to the reconciliation of cash balances and wire transfer activity. In addition, approvals were not consistent with approval policies and funds movements lacked verifications.

Report of Independent Registered Public Accounting Firm

In January 2005, we engaged Deloitte & Touche LLP (the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2004) to audit management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004. Deloitte & Touche’s report disclaimed an opinion on management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 because:

•	we did not engage Deloitte & Touche until after December 31, 2004;

•	we made significant changes in the personnel responsible for internal control over financial reporting prior to the commencement of their work; and

•	we made extensive changes to our internal control over financial reporting that had been in place as of December 31, 2004 prior to the commencement of their field work.

Deloitte & Touche’s report disclaimed an opinion on management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 because of a scope limitation and expressed an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2004 because of material weaknesses and the effects of a scope limitation. The report is included on page 211.

REMEDIATION ACTIVITIES AND CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Overview

Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during the period from July 1, 2004 through the date of this filing (including the quarter ended December 31, 2004) have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, management has implemented substantial changes during the period from July 1, 2004 through the date of this filing to remediate our material weaknesses in internal control over financial reporting.

We believe that, as of the date of this filing, we have fully remediated the following four material weaknesses relating to our control environment described above:

•	Tone at the Top;

•	Board of Directors and Executive Roles;

•	Whistleblower Program; and

•	Accounting/Finance Staff Levels.

With respect to the remaining material weaknesses described above, we are implementing new internal controls and are currently in the process of testing to assess their effectiveness. Management will not make a final determination that we have completed our remediation of these remaining material weaknesses until we have completed testing of our newly implemented internal controls. We currently estimate that we will not complete implementation and testing of most of these new controls until the filing of our Annual Report on Form 10-K for the year ended December 31, 2006, which we will not file on a timely basis; however, we anticipate that we may complete testing with respect to some of our remaining material weaknesses prior to that time. Further, we believe that we will not have remediated the material weakness relating to our disclosure controls and procedures until we are able to file required reports with the SEC and the NYSE on a timely basis. Deloitte & Touche will independently assess the effectiveness of our internal control over financial reporting, but will make that assessment only in connection with its audit of our consolidated financial statements for the year ended December 31, 2006. In addition, our internal control environment will continue to be modified and enhanced in order to enable us to file periodic reports with the SEC on a current basis in the future.

The discussion below describes the actions that management has taken, or is taking, to remediate the material weaknesses described above and to improve our internal control over financial reporting and disclosure controls and procedures. Management believes the measures that we have implemented to remediate the material weaknesses in internal control over financial reporting have had a material impact on our internal control over financial reporting since June 30, 2004, and anticipates that these changes and other ongoing enhancements and remediation activities will continue to have a material impact on our internal control over financial reporting in future periods.

Description of Remediation Actions

Control Environment

•	Tone at the Top

We believe that we remediated this material weakness prior to the date of this filing. We have made significant changes to our Board of Directors, our management team and our corporate structure since December 31, 2004 in order to establish and maintain a consistent and proper tone as to the importance of internal control over financial reporting. The Board and management have emphasized the importance of internal control over financial reporting through communication and action. After an extensive recruitment process, our Board of Directors appointed a new Chief Executive Officer from within the company and a new Chief Financial Officer from outside the company. Over 35% of our senior officers, including our Chief Financial Officer, Controller, Chief Audit Executive, Chief Risk Officer, General Counsel and all senior officers in our Controller’s and Accounting Policy functions, joined the company after December 2004. In addition, with the assistance of an independent consulting firm, we have assessed the organizational design of our finance, risk, audit, compliance, operations and technology functions. New organizational structures and frameworks for each of these areas have been developed, and we are currently implementing these designs in many areas.

We have also initiated a comprehensive plan to transform our corporate culture into one focused on service, open and honest engagement, accountability and effective management practices. Additionally, based on recommendations made by independent consultants, we modified our compensation practices to include metrics in addition to earnings per share, including non-financial metrics relating to our controls, culture and mission goals.

In addition to these personnel, organizational and compensation changes, our new management team has encouraged an environment that fosters frequent, open and direct communications. This environment includes weekly CEO newsletters, open question lines to executive management, frequent company-wide town hall meetings, training on how to further foster open communication, and open feedback solicitation through management forums, surveys and roundtables. Management has continuously reinforced that enhancement of the understanding and execution of internal control over financial reporting is a top priority for the company.

•	Accounting Policy

We have completed a full assessment of all our accounting policies to ensure their compliance with GAAP, which required us to revise substantially all of these accounting policies. We currently maintain a written, comprehensive set of GAAP-compliant financial accounting policies. All of these accounting policies have been documented and communicated to the appropriate accounting functions.

Staff in the accounting policy function has worked closely with each of the business units and financial reporting to ensure accurate accounting policy interpretation and to address new or emerging accounting policy issues. In addition, accounting standard-setting developments are actively monitored, with implementation impacts researched in coordination with the Controller’s department, business unit personnel and other divisions that would be impacted. Additionally, accounting policy is actively engaged in new product and process approval to ensure that the correct accounting policy decisions are reached and implemented.

In addition, in order to provide a segregation of duties between those who develop our accounting policies and those who implement them, as part of our organizational redesign, reporting responsibility for the accounting policy function was moved from the Controller to the CFO. In May 2005, we announced the hiring of a new senior officer to oversee the accounting policy function.

•	Board of Directors and Executive Roles

We believe that we remediated this material weakness prior to the date of this filing. We have made significant changes to the Board of Directors since our receipt of OFHEO’s interim report in September 2004. These changes include:

•	amending our bylaws to separate the functions of the Chief Executive Officer and Chairman of the Board;

•	appointing Stephen B. Ashley as non-executive Chairman of the Board;

•	creating a Risk Policy and Capital Committee of the Board in February 2005, which replaced the role of the former Assets & Liabilities Policy Committee in assisting the Board in overseeing capital management and risk management;

•	creating a Technology and Operations Committee of the Board with responsibility for assisting the Board in overseeing these functions;

•	re-designating a new Compliance Committee of the Board, composed entirely of independent directors, in October 2004, that now has responsibility for monitoring compliance with our May 2006 consent order with OFHEO. In November 2005, the Board of Directors commissioned the Compliance Committee as a permanent committee of the Board with responsibility for providing legal and regulatory oversight;

•	revising the charters of six standing committees of our Board of Directors (Audit Committee, Nominating and Corporate Governance Committee, Compensation Committee, Compliance Committee, Risk Policy and Capital Committee, and Housing and Community Finance Committee);

•	changing the composition of the Board by eliminating two of the three management Board seats;

•	adding six new Board members who enhance the substantive business operations, accounting and finance knowledge of the Board; and

•	naming a new Chairman of the Audit Committee and appointing three other new members to the Audit Committee.

In addition, the Board of Directors appointed a new Chief Executive Officer.

•	Enterprise-Wide Risk Oversight

We have established an enterprise-wide risk organization with oversight of credit risk, market risk and operational risk, as well as model review. In May 2006, we announced the hiring of a Chief Risk Officer, and new senior officers responsible for credit risk oversight and operational risk oversight reporting to the new Chief Risk Officer. In 2006, we also hired a senior officer responsible for market risk oversight, capital methodology and model review. We have developed and communicated corporate-wide risk policies and are enhancing our business unit risk management processes. We have implemented a new organizational risk structure that includes risk management personnel within each business unit. Those individuals report to business unit leadership and have responsibility for implementing the corporate-wide risk policies in their respective business units. We have enhanced Board monitoring and communication regarding credit risk and market risk by establishing the Risk Policy and Capital Committee of the Board of Directors. The Chief Risk Officer reports independently to the Risk Policy and Capital Committee, and also reports directly to the Chief Executive Officer.

•	Internal Audit

In June 2005, management and the Audit Committee of the Board appointed a new Chief Audit Executive from outside the company. The Chief Audit Executive reports directly to the Audit Committee with indirect reporting to the CEO. The Chief Audit Executive has enhanced the level of communication with the Audit Committee, which includes increased communication with the Chairman of the Audit Committee and enhanced detail within the formal reports to the Audit Committee. Additionally, the Internal Audit function has completed a comprehensive review and analysis of its organizational design and audit processes, including organizational structure, staffing levels, skill assessments, audit planning, audit execution and reporting. Internal Audit has filled its key management positions and continues to reassess and enhance its staffing. The Internal Audit management team was expanded from one officer to four, three of whom are external hires. All officers in the Internal Audit department hold one or more of the following professional credentials: certified public accountant, certified internal auditor, certified fraud examiner, certified information systems auditor or certified bank auditor. Internal Audit has developed and communicated a risk-based audit plan, which it reports upon regularly to the Audit Committee.

•	Human Resources

As part of our organizational redesign, we have repositioned and redefined the role of our human resources function. This has included rollout of a new performance assessment process, enhancement of job descriptions, and clearly communicated policies and procedures regarding human resources. Additionally, we have hired additional personnel into HR functions to assist in strengthening the role of human resources within the company. We have also completed a comprehensive corporate review of delegations of authority.

•	Fraud Risk Management Program

We have designed a comprehensive, centrally coordinated enterprise-wide fraud risk management program. We adopted a fraud risk management policy and developed a formal fraud assessment process, which was initially implemented for those business areas identified as having high potential for fraud risk. A fraud risk management training program has been designed and rolled out to risk-prioritized business units. The Audit Committee of the Board of Directors has also successfully completed fraud risk management training.

We have also established the Operational Risk Oversight unit (ORO) reporting directly to the Chief Risk Officer. Management and monitoring of the fraud risk management program is the responsibility of the ORO.

•	Whistleblower Program

We believe that we remediated this material weakness prior to the date of this filing. We have enhanced our whistleblower program with a new corporate ethics line that offers full anonymity to callers, if desired, regular reporting of cases to the Chief Compliance Officer, and regular formal reporting of cases to the Compliance and Audit Committees of the Board of Directors.

•	Accounting/Finance Staffing Levels

We believe that we remediated this material weakness prior to the date of this filing. As part of our organizational redesign, we have performed a thorough staffing assessment of our accounting and finance organizations. We have replaced substantially all senior finance and accounting employees, including hiring a new Chief Financial Officer who joined the organization in January 2006. Additionally, management has increased the number of full-time employees in our accounting function and supplemented the function with outside contractors having the appropriate level of accounting experience and expertise to assist us in our restatement efforts. We have made progress in, and continue to execute upon, a hiring plan to replace such contractors with full-time employees.

•	Information Technology Policy

We have developed an information technology standard setting board that governs the development and communication of information technology policies, corporate technology standards and detailed technology operating procedures throughout the company.

•	Policies and Procedures

We have developed corporate-wide standards for policies and procedures for use throughout our business to support a uniform approach to the documentation of current policies, procedures and delegated authority in most areas of the company. Concurrent with our corporate policy and procedures initiative, each of our business units has identified and corrected deficient policies and procedures for processes relevant to internal control over financial reporting.

Application of GAAP

For each misapplication of GAAP described in “Item 7—MD&A—Restatement,” we have assessed the applicable accounting policy and implemented new processes and/or technology to ensure the appropriate application of GAAP. In addition, as described above in our discussion of remediation activities relating to our accounting policy function under “Control Environment—Accounting Policy,” we have completed a full assessment of all of our accounting policies and have revised these accounting policies to ensure their compliance with GAAP. We now maintain a written set of GAAP-compliant financial accounting policies. All of these accounting policies have been documented and communicated to the appropriate accounting functions. Staff in the accounting policy function has worked closely with each of the business units and financial reporting to ensure accurate accounting policy interpretation and to address new or emerging accounting policy issues. In addition, accounting standard-setting developments are actively monitored, with implementation impacts researched in coordination with the Controller’s department, business unit personnel and other divisions that would be impacted. Additionally, accounting policy is actively engaged in new product and process approval to ensure that the correct accounting policy decisions are reached and implemented.

Further, as described above in our discussion of remediation activities relating to our accounting/finance staffing levels under “Control Environment—Accounting/Finance Staffing Levels,” we have increased the number of full time employees in our accounting function. This staffing increase and the related separation of duties have improved the controls relating to our process for determining, monitoring, disseminating, implementing and updating GAAP. Additionally, we have enhanced our technology processes to ensure that our systems are operating in a manner consistent with our accounting policies.

Financial Reporting Process

•	Financial Statement Preparation and Reporting

As discussed above, we have completed an assessment of our organizational structure and staffing needs. We hired a new Controller from outside the company to oversee the financial statement preparation and reporting process. We have redesigned our financial reporting processes and, where necessary, technology, resulting in the successful generation of the consolidated financial statements included in this Annual Report on Form 10-K. This redesigned process also includes requirements for appropriate review and approval of the consolidated financial statements by qualified accounting personnel.

To further enhance our internal controls relating to financial statement preparation and reporting, we created a new financial controls and systems group within our Controller’s department focused solely on improving our accounting systems and internal control framework in order to ensure that our accounting function properly supports our internal control over financial reporting. The financial controls and systems group has responsibility for designing, implementing and monitoring controls within the Controller’s department. Additionally, the group is responsible for managing the development, testing and deployment of new accounting systems and ensuring those systems have adequate controls and documentation.

•	Disclosure Controls

As discussed under “Evaluation of Disclosure Controls and Procedures” above, we have made progress in improving our disclosure controls and procedures. However, we believe that this material weakness will not be remediated until we are able to file required reports with the SEC and the NYSE on a timely basis.

•	General Ledger Controls

We have implemented review and approval controls to manage the addition and deletion of general ledger accounts. We have strengthened supervisory review controls over account management and the periodic close process.

•	Journal Entry Controls

We have redesigned our journal entry creation and approval process. The new process includes additional training on the creation of journal entries, required journal entry support and the requirements for the review and approval of journal entries. Additional controls were added to specify thresholds for journal entry approval and ongoing monitoring of journal entry generation and compliance.

•	Reconciliation Controls

We have implemented a redesigned process to ensure that all of our general ledger accounts are reconciled on a timely basis. We have assigned primary and supervisory account management responsibility for all of our general ledger accounts. Reconciliation completion, review and issue management is monitored each month to ensure compliance with our policies. We have also identified all other corporate data reconciliations for processes related to internal control over financial reporting. For those reconciliations, we have assigned primary and supervisory responsibility and are tracking completion, review and issue management.

Information Technology Applications and Infrastructure

•	Access Control

We have designed and implemented procedures and technology to control access to all of the applications that are material to our financial reporting process. Such procedures include standard request, approval and review controls over any addition or deletion to system access. In addition, we perform regular, periodic monitoring of authorized users to ensure that only authorized users have access to systems and that such access is commensurate with current job responsibilities. We also log and monitor all user activity to ensure that only authorized users are accessing the system and only authorized changes are being made.

•	Change Management

We have designed and implemented procedures to control changes to all of the applications that are material to our financial reporting process. Such procedures include standard request, approval and review controls over any system or data change. Significant changes are managed through a governance committee of corporate representatives from technology and business unit management. In addition, we have implemented reconciliation or user controls to ensure that the desired change was implemented as intended. As discussed above, we also log and monitor all user activity to ensure that only authorized users are accessing the system and only authorized changes are being made.

•	End User Computing

We have designed and implemented procedures to control access and changes to our EUCs. These procedures have included:

•	identification of all EUCs that could be material to our financial reporting;

•	protecting EUCs through maintenance on a controlled platform within our IT infrastructure where EUC access can be controlled using a process similar to the corporate application access process;

•	EUC version control; and

•	data change control.

Independent Model Review Process

A corporate model policy was approved in September 2005 that established an independent model review process that assesses on a regular basis whether the models and assumptions were appropriate and whether outputs were calculated accurately according to the model specifications. We have established an independent model review function that reports directly to the Chief Risk Officer. Many of the models that resulted in errors in the past are no longer being used to generate financial data. As of the date of this filing, we have reviewed our most critical financial models pursuant to our new independent model review process.

Treasury and Trading Operations

We have redesigned our process for authorizing, approving, validating and settling trades, including segregating duties among trading, settlement and valuation activities within both our treasury and trading operations. In addition, with the assistance of an independent consulting firm, we have assessed the organizational design of our treasury and trading operations, and we are in the process of implementing changes in those functions.

Pricing and Independent Price Verification

We have redesigned our process for pricing our financial instruments. The process includes supervisory review over data inputs, model outputs and computational accuracy. In addition, we have implemented independent validation controls over methodologies and verification of pricing using risk-based statistical sampling techniques.

Wire Transfer Controls

We have redesigned our process and controls over financial reporting related to our wire transfer activity. Specifically, we implemented system changes, developed multiple department policies and created a cross functional team to develop enhancements to our wire transfer process and controls. As a result, we have enhanced our access controls by segregating the wire initiation and wire system access functions, implemented a periodic access review process and strengthened our access approval procedures. We have eliminated manual wires from our standard procedures and have reduced our list of approved wire counterparties. We have also increased business unit staffing levels and hired an external consultant to provide best practice and industry standards guidance.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Fannie Mae:

We were engaged to audit management’s assessment regarding the effectiveness of internal control over financial reporting of Fannie Mae (the “Company”) as of December 31, 2004. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.

As described in the accompanying Management’s Report on Internal Control over Financial Reporting, the Company: (1) did not engage us until after December 31, 2004; (2) made significant changes in personnel responsible for internal control over financial reporting prior to the commencement of our work, and (3) made extensive changes to internal control over financial reporting that had been in place as of December 31, 2004 prior to the commencement of our fieldwork. Accordingly, we are unable to perform sufficient auditing procedures necessary to form an opinion on management’s assessment.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and affected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Numerous pervasive material weaknesses have been identified and included in the accompanying Management’s Report on Internal Control over Financial Reporting. The nature of these weaknesses is described below:

•	Control Environment—The Company did not maintain an effective control environment related to internal control over financial reporting. Specifically, the control environment lacked the following controls which represent material weaknesses: a consistent and proper tone at the top, a comprehensive set of financial accounting policies, clearly defined roles and responsibilities of executive management and the board of directors, a comprehensive and independent risk oversight function, an effective and independent Internal Audit function, a human resources function with clear enterprise-wide coordination, a comprehensive and centrally coordinated enterprise-wide fraud risk management program, a trusted whistleblower program, appropriate accounting/finance staffing levels, clearly communicated information technology policies and procedures, and adequate transactional policies and procedures.

•	Application of Accounting Principles Generally Accepted in the United States of America—The Company did not maintain effective internal control relating to its process and information technology applications for determining, monitoring, disseminating, implementing and updating accounting policies that complied with accounting principles generally accepted in the United States of America.

•	Financial Reporting Process—The Company did not maintain an effective, timely and accurate financial reporting process, including a lack of timely and complete financial statement reviews, effective disclosure controls and procedures, general ledger and journal entry controls, and appropriate reconciliation processes.

•	Information Technology Applications and Infrastructure—The Company did not maintain effective internal control related to information technology applications and infrastructure, including access controls, change management controls, and controls over end user computing including spreadsheets.

•	Independent Model Review Process—The design of internal control did not provide for independent review that accounting related models and assumptions were appropriate and that outputs were calculated accurately according to model specifications.

•	Treasury and Trading Operations—The design of internal control was inadequate with respect to the process of authorizing, approving, validating, and settling trades, including inadequate segregation of duties among trading, settlement, and valuation activities within both the treasury and trading operations.

•	Pricing and Independent Price Verification Processes—The design of internal control was inadequate with respect to the process used to price assets and liabilities, and did not maintain appropriate segregation of duties between the pricing function and the function responsible for independently verifying such prices.

•	Wire Transfer Controls—The design of internal control was insufficient with respect to the initiation, authorization, segregation of duties and anti-fraud measures related to wire transfer transactions and with respect to the reconciliation of cash balances and wire transfer activity.

Due to the nature of these weaknesses: the consolidated financial statements for the years ended December 31, 2003 and 2002 were restated to correct numerous significant misstatements related to debt and derivatives, commitments, investments in securities, trust consolidation and sale accounting, financial guaranties and master servicing, amortization of cost basis adjustments, and other items; the consolidated financial statements for the year ended December 31, 2004 and the quarter ended September 30, 2004 were not filed timely; and, there is more than a remote likelihood that a material misstatement to the Company’s financial statements might not be detected and prevented by the Company’s internal controls over financial reporting. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2004, of the Company and this report does not affect our report on such consolidated financial statements.

Because of the limitation on the scope of our audit described in the second paragraph of this report, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on management’s assessment referred to above. In our opinion, because of the effect of the material weaknesses, summarized above and described in Management’s Report on Internal Control over Financial Reporting, on the achievement of the objectives of the control criteria and the effects of any other material weaknesses, if any, that we might have identified if we had been able to perform sufficient auditing procedures necessary to form an opinion on management’s assessment, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004, of the Company and have issued our report dated December 6, 2006 that expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the restatement of the Company’s 2002 and 2003 consolidated financial statements.

/s/ Deloitte & Touche LLP
Washington, DC
December 6, 2006

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors

Our current directors are listed below. They have provided the following information about their principal occupation, business experience and other matters.

Stephen B. Ashley, 66, has been Chairman and Chief Executive Officer of The Ashley Group, a group of commercial and multifamily real estate, brokerage and investment companies, since 1995. The Ashley Group is comprised of S.B. Ashley Management Corporation, S.B. Ashley Brokerage Corporation and S.B. Ashley & Associates Venture Company, LLC. From 1991 to 1995, Mr. Ashley served as Chairman and Chief Executive Officer of Sibley Mortgage Corporation, a commercial, multifamily and single-family mortgage banking firm, and Sibley Real Estate Services, Inc. Mr. Ashley is a past President of the Mortgage Bankers Association of America and has over 40 years of experience in the real estate and real estate financing industries. Mr. Ashley also serves as a director of The Genesee Corporation and Exeter Fund, Inc. In addition, Mr. Ashley serves as a trustee of Cornell University. Mr. Ashley has been a Fannie Mae director since May 1995 and Chairman of Fannie Mae’s Board since December 2004.

Dennis R. Beresford, 68, has served as Ernst & Young Executive Professor of Accounting at the J.M. Tull School of Accounting, Terry College of Business, University of Georgia since 1997. From 1987 to 1997, Mr. Beresford served as Chairman of the Financial Accounting Standards Board, or FASB, the designated organization in the private sector for establishing standards of financial accounting and reporting in the United States. From 1961 to 1986, Mr. Beresford was with Ernst & Young LLP, including ten years as a Senior Partner and National Director of Accounting. Mr. Beresford is a member of the Board of Directors and Chairman of the Audit Committee of Kimberly-Clark Corporation and Legg Mason, Inc. Mr. Beresford is a certified public accountant. Mr. Beresford has been a Fannie Mae director since May 2006.

Kenneth M. Duberstein, 62, has been Chairman and Chief Executive Officer of The Duberstein Group, Inc., an independent strategic planning and consulting company, since 1989. He served as Chief of Staff to the President of the United States from 1988 to 1989. Mr. Duberstein also serves as a director of The Boeing Company, ConocoPhillips, Inc., Mack-Cali Realty Corporation and The St. Paul Travelers Companies, Inc. Mr. Duberstein has been a Fannie Mae director since May 1998.

Brenda J. Gaines, 57, served as President and Chief Executive Officer of Diners Club North America, a subsidiary of Citigroup, from October 2002 until her retirement in April 2004. She served as President, Diners Club North America, from February 1999 to September 2002. From 1988 until her appointment as President, she held various positions within Diners Club North America, Citigroup and Citigroup’s predecessor corporations. She also served as Deputy Chief of Staff for the Mayor of the City of Chicago from 1985 to 1987 and as Chicago Commissioner of Housing from 1983 to 1985. In addition, Ms. Gaines serves as a director of CNA Financial Corporation, Office Depot, NICOR, Inc. and Tenet Healthcare Corporation. Ms. Gaines has been a Fannie Mae director since September 2006.

Thomas P. Gerrity, 65, has been Professor of Management since 1990, and was Dean from June 1990 to July 1999, of The Wharton School of the University of Pennsylvania. He was President of CSC Consulting and Vice President of Computer Sciences Corporation from May 1989 to June 1990 and Chairman and Chief Executive Officer of Index Group, Inc., from 1969 to 1989. Mr. Gerrity also serves as a director of CVS Corporation, Internet Capital Group, Inc., Sunoco, Inc. and Hercules, Inc. Mr. Gerrity has been a Fannie Mae director since September 1991.

Karen N. Horn, Ph.D., 63, is a Senior Managing Director of Brock Capital Group LLC, an advisory and investment firm, a position she has held since 2003. She served as Managing Director, Private Client Services of Marsh Inc., a subsidiary of Marsh & McLennan Companies, Inc., from 1999 until her retirement in 2003. She served as Senior Managing Director and Head of International Private Banking at Bankers Trust Company from 1996 to 1999, as Chairman and Chief Executive Officer, Bank One, Cleveland, from 1987 to 1996 and as President of the Federal Reserve Bank of Cleveland from 1982 to 1987. Ms. Horn is a director of Eli Lilly and Company and Simon Property Group, Inc. and a director or trustee of all T. Rowe Price funds and trusts. She also serves as a vice-chairman of the U.S. Russia Investment Fund, a presidential appointment. Ms. Horn has been a Fannie Mae director since September 2006.

Bridget A. Macaskill, 58, is the Principal of BAM Consulting LLC, an independent financial services consulting firm, which she founded in 2003. Ms. Macaskill has been providing consulting services to the financial services industry since 2001. Ms. Macaskill previously held several positions at Oppenheimer Funds, Inc. including serving as Chairman of the Board from 2000 to 2001, Chief Executive Officer from 1995 to 2001 and President from 1991 to 2000. Ms. Macaskill is a director of Prudential plc. She also serves on the Board of Trustees of the College Retirement Equities Fund (CREF) and the TIAA-CREF Funds. Ms. Macaskill has been a Fannie Mae director since December 2005.

Daniel H. Mudd, 48, has served as President and Chief Executive Officer of Fannie Mae since June 2005. Mr. Mudd previously served as Vice Chairman of Fannie Mae’s Board of Directors and interim Chief Executive Officer, from December 2004 to June 2005, and as Vice Chairman and Chief Operating Officer from February 2000 to December 2004. Prior to his employment with Fannie Mae, Mr. Mudd was President and Chief Executive Officer of GE Capital, Japan, a diversified financial services company and a wholly-owned subsidiary of the General Electric Company, from April 1999 to February 2000. He also served as President of GE Capital, Asia Pacific, from May 1996 to June 1999. Mr. Mudd also serves as a director of Ryder System, Inc. Mr. Mudd has been a Fannie Mae director since February 2000.

Joe K. Pickett, 61, retired from HomeSide International, Inc. in 2001, where he had served as Chairman since 1996. He also served as Chief Executive Officer of HomeSide International, Inc. from 1996 to 2001. HomeSide International was the parent of HomeSide Lending, Inc., a mortgage banking company that was previously known as BancBoston Mortgage Corporation. Mr. Pickett also served as Chairman and Chief Executive Officer of HomeSide Lending from 1990 to 1999. Mr. Pickett is a past President of the Mortgage Bankers Association of America. Mr. Pickett has been a Fannie Mae director since May 1996.

Leslie Rahl, 56, is the founder of and has been President of Capital Market Risk Advisors, Inc., a financial advisory firm specializing in risk management, hedge funds and capital market strategy, since 1994. Previously, Ms. Rahl spent 19 years at Citibank, including nine years as Vice President and Division Head, Derivatives Group—North America. She is currently a director of the International Association of Financial Engineers, the Fischer Black Memorial Foundation, MIT Investment Management Company, New York State Common Investment Advisory Committee and High Water Women. She is a former director of the International Swaps Dealers Association. Ms. Rahl has been a Fannie Mae director since February 2004.

Greg C. Smith, 55, retired March 1, 2006 from Ford Motor Company, or Ford, where he had served as Vice Chairman since October 2005. Mr. Smith held several positions at Ford including serving as the Executive Vice President and President, The Americas, from 2004 to 2005. He was Group Vice President of Ford and Chairman and Chief Executive Officer of Ford Motor Credit Company, or Ford Credit, an indirect, wholly-owned subsidiary of Ford, from 2002 to 2004. He also served as the Chief Operating Officer of Ford Credit from 2001 to 2002, and President, Ford Credit North America from 1997 to 2001. Mr. Smith is a former Chairman of the American Financial Services Association. He has been a Fannie Mae director since April 2005.

H. Patrick Swygert, 63, has been President of Howard University since 1995. He also serves as a director of Hartford Financial Services Group, Inc. and United Technologies Corporation. In addition, Mr. Swygert is a member of the Brown v. Board of Education 50th Anniversary Commission and a member of the Central Intelligence Agency External Advisory Board. Mr. Swygert has been a Fannie Mae director since January 2000.

John K. Wulff, 58, has been the non-executive Chairman of the Board of Hercules Incorporated, a manufacturer and supplier of specialty chemical products, since December 2003. Mr. Wulff was first elected as a director of Hercules in July 2003, and served as interim Chairman from October 2003 to December 2003. Mr. Wulff also served as a member of the FASB from July 2001 until June 2003. From 1996 until 2001, Mr. Wulff was Chief Financial Officer of Union Carbide Corporation, a chemicals and polymers company. In addition to serving as a director of Hercules Incorporated, Mr. Wulff is a director of Sunoco, Inc., Celanese Corporation and Moody’s Corporation. Mr. Wulff has been a Fannie Mae director since December 2004.

Corporate Governance

Under the Charter Act, our Board of Directors consists of 18 directors, 5 of whom are appointed by the President of the United States. The terms of the most recent Presidential appointees to Fannie Mae’s Board expired on May 25, 2004 and the President declined to reappoint or replace them. Pursuant to the Charter Act, those five Board positions will remain open unless and until the President names new appointees.

Fannie Mae’s bylaws provide that each director holds office for the term to which he or she was elected or appointed and until his or her successor is chosen and qualified or until he or she dies, resigns, retires or is removed from office in accordance with the law, whichever occurs first. Under the Charter Act, each director is elected or appointed for a term ending on the date of our next stockholders’ meeting.

Director Independence

Our Board of Directors, with the assistance of the Nominating and Corporate Governance Committee, has reviewed the independence of all current board members under the listing standards of the New York Stock Exchange, or NYSE, and the standards of independence adopted by the Board, as set forth in our Corporate Governance Guidelines and outlined below. It is the policy of our Board of Directors that a substantial majority of our seated directors will be independent in accordance with these standards.

Our Board of Directors has affirmatively determined that the following current Board members are independent: Stephen Ashley, the non-executive Chairman, Dennis Beresford, Brenda Gaines, Thomas Gerrity, Karen Horn, Bridget Macaskill, Joe Pickett, Leslie Rahl, Greg Smith, Patrick Swygert and John Wulff. Board members Daniel Mudd, our President and Chief Executive Officer, and Kenneth Duberstein are not independent.

Under the standards of independence adopted by our board, which meet and in some respects exceed the definition of independence adopted by the NYSE, an “independent director” must be determined to have no material relationship with us, either directly or through an organization that has a material relationship with us. A relationship is “material” if, in the judgment of the Board, it would interfere with the director’s independent judgment. In addition, under the NYSE’s listing requirements for audit committees, members of a company’s audit committee must meet additional, heightened independence criteria, although our own independence standards require all independent directors to meet these criteria.

To assist it in determining whether a director is independent, our Board has adopted the standards set forth below:

•	A director will not be considered independent if, within the preceding five years:

•	the director was our employee; or

•	an immediate family member of the director was employed by us as an executive officer.

•	A director will not be considered independent if:

•	the director is a current partner or employee of our outside auditor, or within the preceding five years, was (but is no longer) a partner or employee of our outside auditor and personally worked on our audit within that time; or

•	an immediate family member of the director is a current partner of our outside auditor, or is a current employee of our outside auditor participating in the firm’s audit, assurance or tax compliance (but not tax planning) practice, or within the preceding five years, was (but is no longer) a partner or employee of our outside auditor and personally worked on our audit within that time.

•	A director will not be considered independent if, within the preceding five years:

•	the director was employed by a company at a time when one of our current executive officers sat on that company’s compensation committee; or

•	an immediate family member of the director was employed as an officer by a company at a time when one of our current executive officers sat on that company’s compensation committee.

•	A director will not be considered independent if, within the preceding five years:

•	the director received any compensation from us, directly or indirectly, other than fees for service as a director; or

•	an immediate family member of the director received any compensation from us, directly or indirectly, other than compensation received for service as our employee (other than an executive officer).

•	A director will not be considered independent if:

•	the director is a current executive officer, employee, controlling stockholder or partner of a corporation or other entity that does or did business with us and to which we made, or from which we received, payments within the preceding five years that, in any single fiscal year, were in excess of $1 million or 2% of the entity’s consolidated gross annual revenues, whichever is greater; or

•	an immediate family member of the director is a current executive officer of a corporation or other entity that does or did business with us and to which we made, or from which we received, payments within the preceding five years that, in any single fiscal year, were in excess of $1 million or 2% of the entity’s consolidated gross annual revenues, whichever is greater.

•	A director will not be considered independent if the director or the director’s spouse is an executive officer, employee, director or trustee of a nonprofit organization to which we or the Fannie Mae Foundation makes contributions in any year in excess of 5% of the organization’s consolidated gross annual revenues, or $100,000, whichever is less (amounts that the Fannie Mae Foundation contributes under our matching gifts program are not included in the contributions calculated for purposes of this standard). The Nominating and Corporate Governance Committee also will administer standards concerning any charitable contribution to organizations otherwise associated with a director or any spouse of a director. We are guided by our interests and that of our stockholders in determining whether and the extent to which we make charitable contributions.

After considering all the facts and circumstances, our Board may determine in its judgment that a director is independent (in other words, the director has no relationship with us that would interfere with the director’s independent judgment), even though the director does not meet the standards listed above, so long as the determination of independence is consistent with the NYSE definition of “independence.”

Where the guidelines above do not address a particular relationship, the determination of whether the relationship is material, and whether a director is independent, will be made by our Board, based upon the recommendation of the Nominating and Corporate Governance Committee.

The Board has determined that all of our independent directors meet the director independence standards of our Corporate Governance Guidelines and the NYSE.

Our Board has an Audit Committee consisting of Dennis Beresford, who is the Chair, Stephen Ashley, Karen Horn, Greg Smith and John Wulff. The Board has determined that Messrs. Beresford and Wulff and Ms. Horn have the requisite experience to qualify as “audit committee financial experts” under the rules and regulations of the SEC and has designated them as such.

Corporate Governance Information, Committee Charters and Codes of Conduct

Our Corporate Governance Guidelines, as well as the charters for standing Board committees, including our Board’s Audit Committee, Compensation Committee, Compliance Committee and Nominating and Corporate Governance Committee, are posted on our Web site, www.fanniemae.com, under “Corporate Governance.”

We have a Code of Conduct that is applicable to all officers and employees and a Code of Conduct and Conflict of Interests Policy for Members of the Board of Directors. Our Code of Conduct also serves as the code of ethics for our Chief Executive Officer and senior financial officers required by the Sarbanes-Oxley Act of 2002 and implementing regulations of the SEC. These codes have been posted on our Web site, www.fanniemae.com, under “Corporate Governance.” We will make disclosures by posting on our Web site any change to or waiver from these codes for any of our executive officers or directors.

Copies of these documents are also available in print to any stockholder who requests them.

Annual Certifications

The NYSE listing standards require each listed company’s chief executive officer to certify annually that he or she is not aware of any violation by the company of the NYSE’s corporate governance listing standards, qualifying the certification to the extent necessary. Our Chief Executive Officer certification for 2005 contained qualifications relating to our failure to provide disclosure about our corporate governance in a proxy statement or annual report. We made these disclosures in a Form 8-K filed May 25, 2006, and with that filing came into compliance with the NYSE corporate governance listing standards.

We have not yet filed annual consolidated financial statements for 2005, nor have we filed any related certifications by our Chief Executive Officer or Chief Financial Officer required by the Sarbanes-Oxley Act of 2002. With the filing of this Annual Report on Form 10-K for the year ended 2004, we are filing our annual consolidated financial statements for 2004 and related certifications by our Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act of 2002.

Executive Sessions

Our non-management directors meet regularly in executive session without management present. Time for an executive session is reserved at every regularly scheduled board meeting. The non-executive Chairman of the Board, Mr. Ashley, typically presides over these sessions.

Communications with Directors

Interested parties wishing to communicate any concerns or questions about us to the non-executive Chairman of the Board or to our non-management directors as a group may do so by electronic mail addressed to “board@fanniemae.com,” or by U.S. mail addressed to Fannie Mae Directors, c/o Office of the Secretary, Fannie Mae, Mail Stop 1H-2S/05, 3900 Wisconsin Avenue NW, Washington, DC 20016-2892. Communications may be addressed to a specific director or directors, including Mr. Ashley, the Chairman of the Board, or to groups of directors, such as the independent or non-management directors.

As approved by the Board, including the non-management directors, the Office of the Secretary is responsible for processing all communications received through these procedures and for forwarding communications to the appropriate director or directors. All communications addressed to Board members will be forwarded directly to Board members.

Any stockholder who wishes to submit a candidate for director for consideration by the Nominating and Corporate Governance Committee should submit a written notice to Fannie Mae Director Nominees, c/o Office of the Secretary, Fannie Mae, Mail Stop 1H-2S/05, 3900 Wisconsin Avenue, NW, Washington, DC 20016-2892.

Executive Officers

Our current executive officers who are not also members of the Board of Directors are listed below. They have provided the following information about their principal occupation, business experience and other matters.

Kenneth J. Bacon, 52, has been Executive Vice President—Housing and Community Development since July 2005. He was interim head of Housing and Community Development from January 2005 to July 2005. He was Senior Vice President—Multifamily Lending and Investment from May 2000 to January 2005, and Senior Vice President—American Communities Fund from October 1999 to May 2000. From August 1998 to October 1999 he was Senior Vice President of the Community Development Capital Corporation. He was Senior Vice President of Fannie Mae’s Northeastern Regional Office in Philadelphia from May 1993 to August 1998. Mr. Bacon is a director of Comcast Corporation, Fannie Mae Foundation, Corporation for Supportive Housing, Maret School and Communities In School. He is a member of the Executive Leadership Council and the Real Estate Round Table.

Robert T. Blakely, 64, has been Executive Vice President and Chief Financial Officer since January 2006. Prior to joining Fannie Mae, Mr. Blakely was Executive Vice President, Chief Financial Officer and Chief Accounting Officer of MCI, Inc. since April 2005, and Executive Vice President and Chief Financial Officer of MCI from April 2003 to April 2005. Prior to that date, he was President of Performance Enhancement Group, Inc., a business development services firm, from July 2002 to April 2003; Executive Vice President and Chief Financial Officer of Lyondell Chemical Company from November 1999 to June 2002 and Executive Vice President of Tenneco, Inc. from 1996 to November 1999 and Chief Financial Officer from 1981 to November 1999. Mr. Blakely was also a Member of the Financial Accounting Standards Advisory Council from 1999 to November 2003. Mr. Blakely is a director of Natural Resources Partners L.P. and Westlake Chemicals Corporation. Mr. Blakely joined Fannie Mae in January 2006.

Enrico Dallavecchia, 44, has been Executive Vice President and Chief Risk Officer since June 2006. Prior to joining Fannie Mae, Mr. Dallavecchia was with JP Morgan Chase, where he served as Head of Market Risk for Retail Financial Services, Chief Investment Office and Asset Wealth Management from April 2005 to May 2006 and as Market Risk Officer for Global Treasury, Retail Financial Services, Credit Cards and Proprietary Positioning Division and Co-head of Market Risk Technology, the group responsible for developing, implementing and maintaining the firm-wide market risk measurement systems, from December 1998 to March 2005.

Linda K. Knight, 56, has been Executive Vice President—Capital Markets since March 2006. Prior to her present appointment, Ms. Knight served as Senior Vice President and Treasurer from February 1993 to March 2006, and Vice President and Assistant Treasurer from November 1986 to February 1993. Ms. Knight held the position of Director, Treasurer’s Office from November 1984 to November 1986. Ms. Knight joined Fannie Mae in August 1982 as a senior market analyst.

Robert J. Levin, 51, has been Executive Vice President and Chief Business Officer since November 2005. Mr. Levin was Fannie Mae’s interim Chief Financial Officer from December 2004 to January 2006. Prior to that position, Mr. Levin was the Executive Vice President of Housing and Community Development from June 1998 to December 2004. From June 1990 to June 1998, he was Executive Vice President—Marketing. Mr. Levin joined Fannie Mae in 1981.

Thomas A. Lund, 48, has been Executive Vice President—Single-Family Mortgage Business since July 2005. He was interim head of Single-Family Mortgage Business from January 2005 to July 2005 and Senior Vice President—Chief Acquisitions Office from January 2004 to January 2005. Mr. Lund has served as Senior Vice President—Investor Channel from August 2000 to January 2004; Senior Vice President—Southwestern Regional Office, Dallas, Texas from July 1996 to July 2000; and Vice President for marketing from January 1995 to July 1996.

Rahul N. Merchant, 50, has been Executive Vice President and Chief Information Officer since November 2006. Prior to joining Fannie Mae, Mr. Merchant was with Merrill Lynch & Co., where he served as Head of Global Business Technology from 2004 to 2006 and as Head of Global Business Technology for Merrill Lynch’s Global Markets and Investment Banking division from 2000 to 2004. Before joining Merrill, he served as Executive Vice President at Dresdner, Kleinwort and Benson, a global investment bank, from 1998 to 2000. He also previously served as Senior Vice President at Sanwa Financial Products and First Vice President at Lehman Brothers, Inc. Mr. Merchant serves on the board of advisors of the American India Foundation.

Peter S. Niculescu, 47, has been Executive Vice President—Capital Markets (previously Mortgage Portfolio) since November 2002. Mr. Niculescu joined Fannie Mae in March 1999 as Senior Vice President—Portfolio Strategy and served in that position until November 2002.

William B. Senhauser, 44, has been Senior Vice President and Chief Compliance Officer since December 2005. Prior to his present appointment, Mr. Senhauser was Vice President for Regulatory Agreements and Restatement from October 2004 to December 2005 and Vice President for Operating Initiatives, responsible for oversight of critical company-wide initiatives and management of special projects for the chief operating officer from January 2003 to September 2004. Mr. Senhauser joined Fannie Mae in 2000 as Vice President for Fair Lending.

Julie St. John, 55, has been Executive Vice President since July 2000. She served as Chief Information Officer from March 2004 to November 2006 and as Chief Technology Officer from July 2000 to March 2004. She served as Senior Vice President—Mortgage Business Technology from November 1999 to July 2000. She was Senior Vice President—Guaranty and Franchise Technologies from November 1993 to November 1999. Ms. St. John joined Fannie Mae in 1990 as Vice President of Systems Development. Ms. St. John advised us in July 2006 of her intention to retire from Fannie Mae. She has informed us that she intends to retire on December 15, 2006.

Beth A. Wilkinson, 44, has been Executive Vice President—General Counsel and Corporate Secretary since February 2006. Prior to joining Fannie Mae, Ms. Wilkinson was a partner and co-chair, White Collar Practice Group for Latham & Watkins LLP, from 1998 to 2006. Before joining Latham, she served as a prosecutor and special counsel for U.S. v. McVeigh and Nichols from 1996 to 1998. During her tenure at the Department of Justice, Ms. Wilkinson was appointed principal deputy of the Terrorism & Violent Crime Section in 1995, and served as Special Counsel to the Deputy Attorney General from 1995 to 1996. Ms. Wilkinson also served as an Assistant U.S. Attorney in the Eastern District of New York from 1991 to 1995. Prior to that time, Ms. Wilkinson was a Captain in the United States Army serving as an assistant to the general counsel of the Army for Intelligence & Special Operations from 1987 to 1991.

Michael J. Williams, 49, has been Executive Vice President and Chief Operating Officer since November 2005. Mr. Williams was Fannie Mae’s Executive Vice President for Regulatory Agreements and Restatement from February 2005 to November 2005. He has been responsible for managing our overall effort to restate and reaudit Fannie Mae’s financial statements since January 2005 and for fulfilling Fannie Mae’s obligations under Fannie Mae’s agreements with OFHEO since October 2004. Mr. Williams also served as President—Fannie Mae eBusiness from July 2000 to February 2005 and as Senior Vice President—e-commerce from July 1999 to July 2000. Prior to this, Mr. Williams served in various roles in the Single-Family and Corporate Information Systems divisions of the company. Mr. Williams joined Fannie Mae in 1991.

Under our bylaws, each executive officer holds office until his or her successor is chosen and qualified or until he or she resigns, retires or is removed from office.

Section 16(a) Beneficial Ownership Reporting Compliance

Our directors and officers file with the SEC reports on their ownership of our stock and on changes in their stock ownership. Based on a review of forms filed during 2004 or with respect to 2004 and on representations from our directors and officers, we believe that all of our directors and officers filed all required reports and reported all holdings and transactions reportable during 2004 except as described below. In November and December 2006, each of the persons listed below filed an amended Form 4 or a Form 5 to report transactions that occurred prior to our initial registration with the SEC in March 2003: Mr. Mudd and Mr. Pickett—one transaction; Mr. Donilon—five transactions; Mr. Adolfo Marzol, Ms. St. John and Mr. Williams—seven transactions. In addition, the following persons did not report transactions occurring prior to our initial SEC registration: Ms. Spencer—four transactions and Mr. Howard—eight transactions. These transactions were inadvertently omitted from the officer or director’s initial Form 4 filing. All of these transactions were reported on “Statements of Changes in Beneficial Ownership” that were posted on our Web site shortly after they took place. Mr. Williams’ Form 5 also reported a holding that was inadvertently omitted from his Form 3.

Item 11.	Executive Compensation

Executive Compensation Information

The following tables provide, for the periods stated, compensation information for those individuals who served as Chief Executive Officer during 2004 and our four other most highly compensated executive officers during 2004. We refer to these individuals below as the covered executives. Much of the information in the tables below has been previously provided in Form 8-Ks we have filed. Information regarding 2004 salary, restricted stock awards and long-term incentive plan payouts for the covered executives other than Mr. Raines appeared in Form 8-Ks we filed on January 21, 2005 and March 11, 2005. Mr. Raines’ salary remained unchanged in 2004 from prior years, and he received no restricted stock award for 2004. Our Form 8-K filed on January 21, 2005 also disclosed that our Board of Directors and its Compensation Committee determined that no cash bonuses would be paid for officers at the level of senior vice president or above for 2004.

We have provided compensation information for our Chief Executive Officer and our four other most highly compensated executive officers during 2005 in a Form 8-K we are filing with the SEC today. Information in that Form 8-K under the heading “Executive Compensation” is incorporated by reference into this Form 10-K.

Summary Compensation Table

The following table shows summary compensation information for the covered executives for 2004, 2003 and 2002.

					Long Term Compensation
					Awards		Payouts
		Annual Compensation(2)			Restricted	Securities
				Other Annual	Stock	Underlying	LTIP	All Other
Name and		Salary	Bonus	Compensation	Awards	Options /	Payouts	Compensation
Principal Position(1)	Year	($)	($)	($)(3)	($)(4)	SARs(#)	($)(5)	($)(6)

Daniel Mudd	2004	743,895	—	20,615	5,524,381	—	—	43,200
President and	2003	714,063	1,288,189	125,822	—	105,749	4,674,015	10,167
Chief Executive Officer	2002	689,124	911,250	54,885	—	82,918	2,339,702	9,569
Robert Levin	2004	590,923	—	17,288	3,125,480	—	—	39,015
Executive Vice President—	2003	567,706	801,237	851	227,789	100,613	2,706,381	10,024
Chief Business Officer	2002	480,092	575,000	950	—	72,445	1,947,368	9,811
Julie St. John	2004	495,169	—	22,853	1,994,111	—	—	47,221
Executive Vice President	2003	471,415	661,891	846	—	73,880	1,884,314	9,164
	2002	428,195	570,000	1,064	—	63,836	1,008,334	8,981
Michael Williams	2004	495,169	—	12,823	2,194,110	—	—	30,604
Executive Vice President—	2003	471,415	663,129	717	—	73,880	1,274,349	8,302
Chief Operating Officer	2002	428,195	520,000	865	—	63,836	443,137	8,134
Thomas Donilon(7)	2004	632,923	—	21,943	2,576,967	—	—	45,586
Former Executive Vice	2003	494,492	727,020	903	834,628	89,268	1,915,304	9,189
President—Law and Policy	2002	428,195	600,000	990	—	75,595	913,274	8,539
Franklin Raines(8)	2004	992,250	—	406,989	—	—	—	152,398
Former Chairman of the Board	2003	992,250	4,180,365	272,241	—	135,020	11,621,206	25,501
and Chief Executive Officer	2002	992,250	3,300,000	206,378	—	311,731	7,233,679	24,248

(1)	Positions indicated are the current position or, for departed executives, the most recently held position.

(2)	Our executive compensation program is designed to tie a large portion of each officer’s total compensation to performance. An executive officer’s bonus generally is designed to reflect corporate and individual performance for the previous year. See also footnote (5) for information about long-term compensation. “Salary” includes annual salary deferred to later years. “Bonus” includes amounts earned during the year under the Annual Incentive Plan.

(3)	“Other Annual Compensation” in 2004 includes $186,452 for the personal use of company transportation for Mr. Raines, which does not include an increase of approximately $5,600 in our federal income tax liability attributable to Mr. Raines’ personal use of company airplane transportation. “Other Annual Compensation” for 2004 also includes a gross-up for taxable income on insurance coverage provided by the company for the covered executives in the following amounts: Mr. Mudd—$20,615; Mr. Levin—$17,288; Ms. St. John—$22,853; Mr. Williams—$12,823; Mr. Donilon—$21,943; and Mr. Raines—$81,375. “Other Annual Compensation” in 2003 includes $196,852 for the personal use of company transportation for Mr. Raines, and, for Mr. Mudd, $80,400 for club membership fees agreed to by us in connection with recruiting him from his prior employment. It also includes $32,093 for residential security services for each of Mr. Raines and Mr. Mudd and a gross-up for taxable income on insurance coverage provided by the company for the covered executives in the following amounts: Mr. Mudd—$1,066; Mr. Levin—$851; Ms. St. John—$846; Mr. Williams—$717; Mr. Donilon—$903; and Mr. Raines—$2,503. “Other Annual Compensation” in 2002 includes $123,539 for personal use of company transportation for Mr. Raines, $39,525 for residential security services for Mr. Raines and Mr. Mudd and a gross-up for taxable income on insurance coverage provided by the company for the covered executives in the following amounts: Mr. Mudd—$1,358; Mr. Levin—$950; Ms. St. John—$1,064; Mr. Williams—$865; Mr. Donilon—$990; and Mr. Raines—$3,160.

(4)	Restricted stock awards and, in the case of Mr. Mudd, restricted stock unit awards made in March 2005 are reported as compensation for 2004. The shares and units vest over three years in equal annual installments. Dividends are paid on restricted common stock and dividend equivalents are paid on restricted stock units at the same rate as dividends on unrestricted common stock. As of December 31, 2004, the covered executives held a number of shares of unvested restricted common stock with an aggregate value based on closing price as follows: Mr. Mudd—5,000 shares, $356,050; Mr. Levin—2,920 shares, $207,933; Ms. St. John—1,000 shares, $71,210; Mr. Williams—1,000 shares, $71,210; Mr. Donilon—14,677 shares, $1,045,149; Mr. Raines held no shares. As of December 31, 2004, Mr. Mudd held no restricted stock units. The four covered executives who were employed by us as of December 31, 2005 held shares of unvested restricted common stock and restricted stock units with an aggregate value based on the closing price on December 31, 2005 as follows: Mr. Mudd—127,476 shares, $6,222,104; Mr. Levin—56,339 shares, $2,749,907; Ms. St. John—34,548 shares, $1,686,288; and Mr. Williams—38,013 shares, $1,855,415.

(5)	“LTIP Payouts” relate to annual awards entitling executives to receive shares of common stock based upon and subject to our meeting corporate performance objectives over three-year periods. Generally, the Compensation Committee of our Board of Directors determines in January our achievement against the goals for the performance share cycle that just ended. That achievement determines the payout of the performance shares and the shares are paid out to current executives in two annual installments. Because we did not have reliable financial data for years within the award cycles, the Compensation Committee and the Board decided to postpone the determination of the amount of the awards under the performance share program for the three-year performance share cycles that ended in 2004 and 2005 and to postpone payment of the second installment of shares for the three-year performance share cycle that ended in 2003, the first installment of which was paid in January 2004. In the future, the Compensation Committee and the Board of Directors will review the performance share program and determine the appropriate approach for settling our obligations with respect to the existing unpaid performance share cycles.

(6)	“All Other Compensation” for each covered executive in 2004 includes a $6,150 employer matching contribution under the Retirement Savings Plan for Employees and premiums of $1,150 paid on behalf of each covered executive in 2004 for excess liability insurance coverage. “All Other Compensation” for 2004 also includes premiums paid on behalf of each covered executive for universal life insurance coverage in the following amounts: Mr. Mudd—$35,900; Mr. Levin—$31,715; Ms. St. John—$39,921; Mr. Williams—$23,304; Mr. Donilon—$38,286; and Mr. Raines—$145,098.

(7)	Mr. Donilon left Fannie Mae in April 2005.

(8)	Mr. Raines ceased serving as an executive officer of Fannie Mae in December 2004, although under his employment agreement his retirement was not effective until June 2005.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table shows the aggregate number of shares underlying options exercised in 2004 and the value as of December 31, 2004 of in-the-money outstanding options, whether or not exercisable.

Number of Securities
	Shares		Underlying	Value of Unexercised In-the-
	Acquired		Unexercised Options	Money Options
	on Exercise	Value Realized	at December 31, 2004	at December 31, 2004
Name	(#)	($)(1)	Exercisable/Unexercisable (#)	Exercisable/Unexercisable ($)(2)

Daniel Mudd	—	$—	407,419/189,737	$4,304,340/$110,696
Robert Levin	92,800	5,181,679	372,924/166,131	4,840,754/96,715
Julie St. John	—	—	171,883/132,941	1,005,850/85,221
Michael Williams	21,600	1,211,208	192,944/132,941	2,017,075/85,221
Thomas Donilon	—	—	145,556/157,149	256,160/100,921
Franklin Raines	—	—	1,628,071/438,153	6,266,561/416,162

(1)	“Value Realized” is the difference between the exercise price and the market price on the exercise date, multiplied by the number of options exercised. “Value Realized” numbers do not necessarily reflect what the executive might receive when he or she sells the shares acquired by the option exercise, since the market price of the shares at the time of sale may be higher or lower than the price on the exercise date of the option.

(2)	“Value of Unexercised In-the-Money Options” is the aggregate, calculated on a grant-by-grant basis, of the product of the number of unexercised options at the end of 2004 multiplied by the difference between the exercise price for the grant and the December 31, 2004 closing price per share of Fannie Mae common stock of $71.21, excluding grants for which the exercise price equaled or exceeded $71.21. As of November 30, 2006, the closing price per share of Fannie Mae common stock was $57.03.

Retirement Plans

Fannie Mae Retirement Plan

The Federal National Mortgage Association Retirement Plan for Employees Not Covered Under Civil Service Retirement Law, which we refer to as the Retirement Plan, provides benefits for those eligible employees who are not covered by the federal Civil Service retirement law. Normal retirement benefits are computed on a single life basis using a formula based on final average annual earnings and years of credited service. Participants are fully vested when they complete five years of credited service. Since 1989, provisions of the Internal Revenue Code of 1986, as amended, have limited the amount of annual compensation that may be used for calculating pension benefits and the annual benefit that may be paid. For 2004, the statutory compensation and benefit caps were $205,000 and $165,000, respectively. Before 1989, some employees accrued benefits based on higher income levels. For employees who retire before age 65, benefits are reduced by stated percentages for each year that they are younger than 65.

The covered executives had approximately the following years of credited service as of December 31, 2004: Mr. Levin, 24 years; Mr. Mudd, 5 years; Ms. St. John, 14 years; Mr. Williams, 14 years. At the effective time of his retirement, Mr. Raines had approximately 13 years of credited service. Upon his resignation, Mr. Donilon had approximately 5 years of credited service.

Because the Retirement Plan is coordinated with Social Security Covered Compensation as defined in Internal Revenue Service regulations, the benefits under the Retirement Plan are not subject to deductions for social security benefits or other offset amounts.

Supplemental Pension Plans

We adopted the Supplemental Pension Plan to provide supplemental retirement benefits to employees who do not participate in or are not fully vested in the Executive Pension Plan and whose salary exceeds the statutory compensation cap applicable to the Retirement Plan or whose benefit under the Retirement Plan is limited by the statutory benefit cap applicable to the Retirement Plan. Separately, we adopted the 2003 Supplemental Pension Plan to provide additional benefits to our officers based on the annual cash bonuses received by our officers. For purposes of determining benefits under the 2003 Supplemental Pension Plan, the amount of an officer’s annual cash bonus taken into account is limited to 50% of the officer’s salary.

The benefits under the Fannie Mae supplemental pension plans are not subject to deductions for social security benefits or other offset amounts.

The following table shows the estimated annual benefits that would have been payable under the Retirement Plan and, if applicable, the supplemental pension plans to an employee who did not participate in or was not fully vested in the Executive Pension Plan and who turned 65 and retired on January 1, 2005, using years of service accrued through January 1, 2005.

Fannie Mae Retirement Plan and Supplemental Pension Plans

Final Average	Estimated Annual Pension for Representative Years of Service
Annual Earnings	10	15	20	25	30	35

$ 50,000	$7,683	$11,524	$16,136	$20,941	$25,746	$30,551
100,000	17,683	26,524	36,136	45,941	55,746	65,551
150,000	27,683	41,524	56,136	70,941	85,746	100,551
200,000	37,683	56,524	76,136	95,941	115,746	135,551
250,000	47,683	71,524	96,136	120,941	145,746	170,551
300,000	57,683	86,524	116,136	145,941	175,746	205,551
350,000	67,683	101,524	136,136	170,941	205,746	240,551
400,000	77,683	116,524	156,136	195,941	235,746	275,551
450,000	87,683	131,524	176,136	220,941	265,746	310,551
500,000	97,683	146,524	196,136	245,941	295,746	345,551
550,000	107,683	161,524	216,136	270,941	325,746	380,551
600,000	117,683	176,524	236,136	295,941	355,746	415,551
650,000	127,683	191,524	256,136	320,941	385,746	450,551
700,000	137,683	206,524	276,136	345,941	415,746	485,551
1,970,600	391,803	587,704	784,376	981,241	1,178,106	1,374,971

Executive Pension Plan

We adopted the Executive Pension Plan to supplement the benefits payable to key officers under the Retirement Plan. The Compensation Committee selects the participants in the Executive Pension Plan. Active participants in the Executive Pension Plan are Executive Vice Presidents. The Board of Directors sets their pension goal, which is part of the formula that determines the pension benefits for each participant. Mr. Mudd is also an active participant in the Executive Pension Plan. His pension goal was approved by the independent members of the Board of Directors. Payments are reduced by any amounts payable under the Retirement Plan and any amounts payable under the Civil Service retirement system attributable to our contributions for service with it.

Participants’ pension benefits generally range from 30% to 60% of the average total compensation for the 36 consecutive months of the participant’s last 120 months of employment when total compensation was the highest. Total compensation generally is a participant’s average annual base salary, including deferred compensation, plus the participant’s other taxable compensation (excluding income or gain in connection with the exercise of stock options) earned for the relevant year, in an amount up to 50% of annual base salary for that year. However, under his current employment agreement, Mr. Mudd’s total compensation for a given year includes other taxable compensation up to 100%, not 50%, of his annual base salary for that year.

Participants who retire before age 60 generally receive a reduced benefit. Participants typically vest fully in their pension benefit after ten years of service as a participant in the Executive Pension Plan, with partial vesting usually beginning after five years. The benefit payment typically is a monthly amount equal to 1/12th of the participant’s annual retirement benefit payable during the lives of the participant and the participant’s surviving spouse. If a participant dies before receiving benefits under the Executive Pension Plan, generally his or her surviving spouse will be entitled to a death benefit that begins when the spouse reaches age 55, based on the participant’s pension benefit at the date of death.

Estimated Annual Pension Benefits

Estimated annual benefits payable under our combined plans upon retirement for the covered executives, assuming full vesting at age 60 and that our corporate performance caused the participants’ non-salary taxable compensation to equal or exceed 50% of annual base salary, were as follows as of December 31, 2004: Mr. Mudd (50% pension benefit), $637,500; Mr. Levin (40% pension benefit), $355,350; Ms. St. John (40% pension benefit), $298,110; Mr. Williams (40% pension benefit), $298,110. Under his current employment agreement, which did not go into effect until 2005, Mr. Mudd’s benefits under the Executive Pension Plan will take into account his non-salary taxable compensation in an amount up to 100% of his annual base salary, rather than 50%. As of December 31, 2005, Mr. Mudd’s estimated annual benefits payable upon retirement under our combined retirement plans, assuming full vesting at age 60 and that our corporate performance caused his non-taxable compensation to equal or exceed 100% of his annual base salary, was $950,000. Mr. Raines’ actual annual benefit upon retirement was $1,313,722. Mr. Donilon’s annual benefit upon reaching age 55 will be $140,023. As discussed below under “Employment Agreement with Franklin Raines, Former Chairman and Chief Executive Officer,” our Board of Directors has not made a final determination about the amounts to be paid, if any, to participants in certain PSP cycles, which may result in a related adjustment to Mr. Raines’ annual pension benefits.

Employment Arrangements

The employment contracts, termination of employment and change-in-control arrangements that are currently in place for our covered executives are described below.

Severance Program

On March 10, 2005, our Board of Directors approved a severance program that provides guidelines regarding the severance benefits that management level employees, including executive officers, may receive if their employment with us is terminated as a result of corporate restructuring, reorganization, consolidation, staff reduction, or other similar circumstances, and only where there are no performance related issues, and the termination has not been for cause. Eligible participants in the program receive a severance payment of one year’s salary plus two to four weeks’ salary (three to four weeks’ salary in the case of executive officers) for each year of service with us up to a maximum of one and a half years’ salary. Participants terminated after the first quarter of the fiscal year receive a pro rata payout of their annual cash incentive award target for that year, adjusted for corporate performance. Consistent with the terms of our stock compensation plans, the vesting of options scheduled to vest within 12 months of termination is accelerated and the post-termination exercise period of options is extended to the earlier of the option expiration date or 12 months following the termination of employment. Restricted stock and restricted stock unit awards granted under the Stock Compensation Plan of 2003 and vesting within 12 months of termination are subject to accelerated vesting, and unpaid performance shares for completed cycles are paid out. As provided under the terms of our stock compensation plans, participants in the severance program who have attained a certain age and service will receive additional accelerated vesting of their restricted stock and restricted stock units and options, in addition to the full option exercise period. Participants are required to execute a separation agreement to receive these benefits containing, where permitted, a one-year non-compete clause. The program also provides for outplacement services and continued access to our medical and dental plans for up to five years, with the first 18 months’ premiums to remain at a level no higher than they would be if the participant were still an active employee. Employee eligibility for the program is determined by the Chairman of the Board, our highest ranking officer, or a designee of either. In addition, OFHEO’s approval must be received prior to the program being offered to any OFHEO-designated executive officer. The program, which we described in a Form 8-K filed on March 11, 2005, is scheduled to expire on December 31, 2006 and will be replaced with a program that will not apply to our executive officers.

Employment Agreement with Daniel Mudd, President and Chief Executive Officer

On November 15, 2005, we entered into a new employment agreement with Mr. Mudd, effective June 1, 2005 when he was appointed our President and Chief Executive Officer. We described this agreement in a Form 8-K filed on November 15, 2005. The major terms of the agreement are as follows:

•	Employment Term. Through December 31, 2009.

•	Base Salary. Mr. Mudd’s annual base salary will be no lower than $950,000. This base salary is subject to periodic review and possible increases, but not decreases, by the Board of Directors. Compensation arrangements for Mr. Mudd are determined annually by the Board of Directors (excluding Mr. Mudd and any other non-independent members of the Board) upon the recommendation of the Compensation Committee of the Board of Directors. Mr. Mudd’s annual salary from June 1, 2005 was $950,000 and his 2006 salary remains the same.

•	Annual Bonus. The amount of any cash bonus Mr. Mudd receives may be less than, equal to, or greater than his target amount, depending on corporate and individual performance, and subject to prior approval from OFHEO while the company is subject to its capital restoration plan. Mr. Mudd’s annual cash bonus target award from June 1, 2005 was 275% of his base salary, and his bonus target award for 2006 remains the same.

•	Executive Pension Plan. Mr. Mudd is entitled to participate in our Executive Pension Plan and our Supplemental Pension Plans described above. The Executive Pension Plan supplements the benefits payable to key officers under the Fannie Mae Retirement Plan. Mr. Mudd’s employment agreement provides that his pension goal will be at least 50% of the average total compensation for the 36 consecutive months of his last 120 months of employment when total compensation was the highest. Mr. Mudd’s pension goal is currently set at 50%. Mr. Mudd’s total compensation for a given year includes other taxable compensation up to 100%, not 50%, of his annual base salary for that year. If he retires before reaching age 60, his pension goal will be reduced by 3 percentage points, rather than the 2 percentage points reduction generally applicable to participants in the plan, for each year in which he receives benefits prior to age 60. In addition, if his benefit payment is in the form of a joint and 100% survivor annuity, it will be actuarially reduced to reflect the joint life expectancy of Mr. Mudd and his spouse.

•	Equity and Incentive Awards. During the employment term, Mr. Mudd is eligible to be considered for awards under our stock option, restricted stock, annual incentive and performance share programs, all in accordance with our compensation philosophy and programs that are in effect from time to time. Under our capital restoration plan, we must obtain the approval of OFHEO prior to providing Mr. Mudd with any non-salary compensation awards.

•	Life Insurance. During the employment term, Mr. Mudd is eligible to receive life insurance benefits in accordance with our life insurance policies and programs that are in effect from time to time.

•	Fringe Benefits. Mr. Mudd is eligible to receive certain fringe benefits in accordance with our policies, including legal expenses incurred in negotiating his employment agreement and reimbursement for a complete annual physical examination. He is also eligible to participate generally in company benefit programs that are from time to time in effect and in which our other senior officers generally are entitled to participate.

•	Clawback. Mr. Mudd’s bonus and other incentive-based or equity-based compensation will be subject to reimbursement to us if required by Section 304 of the Sarbanes-Oxley Act of 2002 or provisions of our compensation plans and arrangements, notwithstanding any provisions of the agreement to the contrary.

Mr. Mudd’s employment agreement provides for certain benefits upon the termination of his employment with us depending on the reason for his termination:

•	Termination without Cause, for Good Reason or upon expiration of the agreement. Mr. Mudd’s employment agreement provides that if we terminate him without “Cause,” or if Mr. Mudd terminates his employment for any of the specified “Good Reason” events described below, or if Mr. Mudd’s employment is terminated due to the expiration of the agreement term on December 31, 2009, he would be entitled to receive his accrued but unpaid base salary, base salary for the period through the second anniversary of the termination of his employment (subject to offset for income from other employment or self-employment, other than board service), all amounts payable (but unpaid) under our annual incentive plan with respect to any year ended on or prior to the date of termination of his employment, a prorated annual incentive plan payment for the year of termination, all amounts payable (but unpaid) under any performance share award with respect to a performance cycle that had ended as of the date of termination of his employment, a prorated performance share program payment for any performance cycle as to which at least 18 months had elapsed as of the date of termination, full vesting of any unvested restricted stock and stock options, for his stock options granted on or after the date of the employment agreement an exercise period of three years (or, if earlier, until the expiration date of the stock options), and, only in the cases of termination by us without “Cause” and termination by Mr. Mudd for a “Good Reason,” medical and dental coverage for Mr. Mudd and his spouse and coverage for his dependents (so long as they remain his dependents or, if later, until they reach the age of 21), at no cost to Mr. Mudd, until the earlier of the second anniversary of the termination of his employment and the date on which Mr. Mudd obtains comparable coverage through another employer.

•	Termination due to serious illness or disability. With the exception of the continued medical and dental coverage, the same benefits described above would be payable in the event Mr. Mudd’s employment were to terminate by reason of serious illness or disability, subject to an offset against salary continuation for any employer-provided disability benefits.

•	Termination due to acceptance of senior position in U.S. federal government. If Mr. Mudd terminates his employment by reason of his acceptance of an appointment to a senior position in the U.S. federal government, he will receive his accrued but unpaid base salary, all amounts payable (but unpaid) under our annual incentive plan with respect to any year ended on or prior to the date of termination of his employment, a prorated annual incentive plan payment for the year of termination, all amounts payable (but unpaid) under any performance share award with respect to a performance cycle that had ended as of the date of termination of his employment, a prorated performance share program payment for any performance cycle as to which at least 18 months had elapsed as of the date of termination, and full vesting of any unvested restricted stock.

•	Termination due to death. In the event of Mr. Mudd’s death during the employment term, his estate or beneficiary, as applicable, would be entitled to his accrued but unpaid base salary, all amounts payable (but unpaid) under the annual incentive plan for any year ended on or prior to his death, a prorated annual incentive plan payment for the year of death, all amounts payable (but unpaid) under any performance share award with respect to a performance cycle that had ended on or prior to the date of death, a prorated performance share program payment for any performance cycle as to which at least 18 months had elapsed prior to the date of death, full vesting of any unvested restricted stock and stock options, and for his stock options granted on or after the date of the employment agreement an exercise period of three years (or, if earlier, until the expiration date of the stock options).

•	Termination due to retirement. In the event Mr. Mudd retires at or after age 65, or at an earlier age in certain situations, he would be entitled to receive his accrued but unpaid base salary, all amounts payable (but unpaid) under any performance share award with respect to a performance cycle that had ended as of the date of his retirement, a prorated performance share program payment for any performance cycle as to which at least 18 months had elapsed as of the date of his retirement, full vesting of any unvested stock options, for his stock options granted on or after the date of the employment agreement an exercise period of three years (or, if earlier, until the expiration date of the stock options), and, in the case of retirement at or after age 65, full vesting of any unvested restricted stock and, in the case of retirement at an earlier age, the Board may, in its discretion, fully vest any unvested restricted stock.

•	Voluntary termination and termination for Cause. If Mr. Mudd is terminated for “Cause” or if Mr. Mudd terminates his employment voluntarily (other than a voluntary termination with “Good Reason” as defined in his agreement or a voluntary termination to accept an appointment to a senior position in the U.S. federal government), he would be entitled only to accrued but unpaid base salary plus such vested benefits or awards, if any, which have vested prior to such date; provided, however, that if he is terminated for “Cause,” he would not be entitled to any amounts payable (but unpaid) of any bonus or under any performance share award with respect to a performance cycle if the reason for such termination for “Cause” is substantially related to the earning of such bonus or to the performance over the performance cycle upon which the payment was based.

Mr. Mudd’s employment agreement defines “Good Reason” as any of the following circumstances that remains uncured after 30 days notice: (a) a material reduction of his authority or a material change in his functions, duties or responsibilities that in any material way would cause his position to become less important, (b) a reduction in his base salary, (c) a requirement that he report to anyone other than the Chairman of the Board of Directors, (d) a requirement that he relocate his office outside of the Washington, DC area, or (e) our breach of any material obligation we have under the agreement. Under the agreement, we would have “Cause” if Mr. Mudd (A) materially harmed us by, in connection with his service under his employment agreement, engaging in dishonest or fraudulent actions or willful misconduct, or performing his duties in a grossly negligent manner, or (B) were convicted of, or pleaded nolo contendere with respect to, a felony. The agreement further provides that no act or failure to act will be considered “willful” unless it is done, or omitted to be done, in bad faith or without reasonable belief that the action or omission was in our best interests.

Mr. Mudd’s employment agreement also obligates him not to compete with us in the United States, solicit any officer or employee of ours or our affiliates to terminate his or her relationship with us or to engage in prohibited competition, or to assist others to engage in activities in which Mr. Mudd would be prohibited from engaging, in each case for two years following termination. Mr. Mudd’s employment agreement provides us with the right to seek and obtain injunctive relief from a court of competent jurisdiction to restrain Mr. Mudd from any actual or threatened breach of the obligations described in the preceding sentence. Disputes arising under the employment agreement are to be resolved through arbitration, and we bear Mr. Mudd’s legal expenses unless he does not prevail.

Agreement with Robert Levin, Executive Vice President and Chief Business Officer

We have a letter agreement with Mr. Levin, dated June 19, 1990. That agreement provides that if he is terminated for reasons other than for “cause,” he will continue to receive his base salary for a period of 12 months from the date of termination and will continue to be covered by our life, medical, and long-term disability insurance plans for a 12-month period, or until re-employment that provides certain coverage for benefits, whichever occurs first. For the purpose of this agreement, “cause” means a termination based upon reasonable evidence that Mr. Levin has breached his duties as an officer by engaging in dishonest or fraudulent actions or willful misconduct. Any disability benefits that he receives during the 12-month period will reduce the amount otherwise payable by us, but only to the extent the benefits are attributable to payments made by us. A description of this letter agreement was included in a Form 8-K we filed on December 27, 2004.

Employment Agreement with Franklin Raines, Former Chairman and Chief Executive Officer

In May 2004, we entered into a new employment agreement with Franklin Raines, our former Chairman and Chief Executive Officer, as amended in June and again in September 2004. OFHEO approved the termination benefits in Mr. Raines’ agreement and notified us of this approval on November 17, 2004.

On December 21, 2004, Mr. Raines tendered his resignation and ceased performing his duties as Chairman and Chief Executive Officer. We described Mr. Raines’ agreement and his compensation upon termination in our December 27, 2005 Form 8-K and in a Form 8-K we filed on November 14, 2006. On December 23, 2004, we received a letter from OFHEO informing us that OFHEO would review Mr. Raines’ termination benefits and requesting information regarding those benefits. OFHEO indicated that, among other matters, it was concerned with whether, at the time of termination, there had been enhancements or modifications to benefits since the termination package was agreed upon. OFHEO also stated in the December 23 letter that we should not pay any termination benefits to Mr. Raines until OFHEO completed its review of the termination benefits. To the extent certain payments have become legally due to Mr. Raines, we have informed OFHEO of the payments.

Although Mr. Raines ceased acting as our Chairman and Chief Executive Officer as of December 21, 2004, he asserted that pursuant to his employment agreement his retirement was not effective until June 22, 2005, entitling him to an additional six months of service. Under his employment agreement, any dispute regarding the terms of the agreement is resolved through arbitration, with our bearing Mr. Raines’ legal expenses unless he does not prevail. On September 19, 2005, Mr. Raines initiated arbitration proceedings against us before the American Arbitration Association. The principal issue before the arbitrator was whether we were permitted to waive the requirement contained in Mr. Raines’ employment agreement that he provide six months’ notice prior to retiring. On April 24, 2006, the arbitrator issued a decision finding that we could not unilaterally waive the notice period, and that the effective date of Mr. Raines’s retirement was June 22, 2005. Because the Board of Directors has not made a final determination about the amounts to be paid, if any, to participants in certain PSP cycles, the parties cannot yet determine if there remain any disputes related to PSP payments. On November 7, 2006, the parties proposed to the arbitrator a partial consent award providing for a cash payment to Mr. Raines of approximately $2.6 million, reflecting a disbursement from his deferred compensation balance plus certain other sums, less certain offsetting items. The arbitrator approved the award on November 12, 2006. The parties have not yet reached an agreement on certain other calculations related to the change in the effective date of his retirement, as ordered by the arbitrator. These include whether Mr. Raines is entitled to as much as $140,000 in additional cash compensation over the six-month period preceeding his June 22, 2005 retirement date, and whether Mr. Raines is entitled to any additional bonus compensation and options by virtue of the change in retirement date. If we cannot reach an agreement, additional arbitration proceedings may ensue.

Pursuant to his employment agreement, in accordance with the arbitrator’s conclusions and in accordance with our employee benefit plans, we have determined that Mr. Raines is entitled to receive the following:

•	Immediately prior to his retirement, Mr. Raines held vested and exercisable options to purchase a total of 1,739,759 shares of common stock at exercise prices ranging from $60.3125 to $80.95 per share. Upon his retirement, he vested in options to purchase an additional 257,131 shares of common stock at exercise prices ranging from $69.43 to $78.315. Under our stock compensation plans, all options held at the time of retirement by any option holder who is at least 55 years old and who has at least 5 years of service with us remain exercisable until their initial expiration date, which is generally 10 years after grant. As a result, Mr. Raines’ vested options, including those vesting by reason of his retirement, will expire between May 2008 and January 2014.

•	Under our Performance Share program, for the performance cycle completed in 2003, Mr. Raines was determined in January 2004 to be entitled to receive 139,155 shares, of which he was paid 69,577 shares in January 2004 in accordance with the program. For the cycles concluding in 2004 through 2006, Mr. Raines was granted awards with the target, threshold and maximum share amounts listed in the table below, based on the achievement of the specified performance goals. However, as previously announced, because we did not have reliable financial data for years within the award cycles, the Compensation Committee and the Board of Directors decided to postpone the determination of the amount of the awards under the performance share program for the three-year performance share cycles that ended in 2004 and 2005 and to postpone payment of the second installment of shares for the three-year performance share cycle that ended in 2003 (the first installment of which was paid in January 2004). In the future, the Compensation Committee and the Board of Directors will review the performance share program and determine the amounts to be paid, if any, to participants in these PSP cycles.

	Range of Potential
	Performance Share Payments
Award Cycle	Threshold	Target	Maximum

2004 to 2006	39,987	99,967	149,951
2003 to 2005	43,002	107,505	161,258
2002 to 2004	48,185	120,462	180,693

If shares are paid out under the program for a given period, the number of shares Mr. Raines will receive will be reduced on a pro rata basis depending on the length of his service during the applicable award cycle.

•	Under our executive pension plan, estimated monthly payments of approximately $107,051 will be payable during the lives of Mr. Raines and his surviving spouse.

•	Under our qualified pension plan, Mr. Raines will receive approximately $2,640 per month during his life. After his death, Mr. Raines’ wife will receive approximately $1,320 per month during her life.

•	Under our plans, Mr. Raines elected to defer the receipt of earned salary and other compensation. As of August 31, 2006, Mr. Raines’ deferred balance was approximately $8.5 million. As mentioned above, our Board of Directors has not made a final determination about the amounts to be paid, if any, to participants in certain PSP cycles, which may result in a related adjustment to Mr. Raines’ deferred amounts. Pending payout, deferred amounts will be allocated by Mr. Raines among the hypothetical investment options in accordance with the plans and will receive a corresponding rate of return.

•	Mr. Raines is entitled to lifetime medical and dental coverage for himself and his spouse, and coverage for his dependents until they reach the age of 21 or so long as they remain his dependents, at no cost to Mr. Raines.

•	Consistent with our executive life insurance program, we will pay the premiums on a life insurance policy for Mr. Raines with a benefit of $5,000,000 until he reaches age 60, and a benefit of $2,500,000 thereafter.

•	Mr. Raines will receive retirement savings he has accumulated in our retirement savings plan (a 401(k) plan) in accordance with the terms of that plan.

•	Pursuant to his agreement, Mr. Raines is entitled to receive administrative services to support the provision of an office and related secretarial and administrative services during such time as he is not employed on a full-time basis. Mr. Raines must reimburse us for the fair market value of this benefit, including our cost of administration. He has not requested these services.

Separation Agreement with Julie St. John, Executive Vice President

On July 7, 2006, we entered into a separation agreement with Ms. St. John. Ms. St. John has been engaged in the ongoing restructuring of our Enterprise Systems and Operations division. To allow us to obtain Ms. St. John’s continued assistance with the restructuring and permit a smooth transition, Ms. St. John agreed to defer her departure. Ms. St. John has informed us that she intends to retire on December 15, 2006. The provisions of the separation relating to the terms of Ms. St. John’s separation from Fannie Mae were approved by the Director of OFHEO, conditioned on our retention of any existing rights with respect to restitution, disgorgement, or other remedial action relating to matters contained in OFHEO’s Report of the Special Examination of Fannie Mae, May 2006. We described this agreement in a Form 8-K filed on July 7, 2006.

Under the separation agreement, and in accordance with the terms of the severance program for management level employees, Ms. St. John will be entitled to receive the compensation and benefits described below upon her separation.

•	Severance Payment. For her 16 years of service, Ms. St. John will be entitled to 78 weeks of her current base pay, totaling $794,463.

•	Stock Options. Ms. St. John will be entitled to accelerated vesting of options to purchase 34,429 shares of common stock, at exercise prices ranging from $69.43 to $78.315 per share, that are scheduled to vest within 12 months of her termination date. Options she holds to purchase 18,470 shares of common stock at $78.315 per share will be cancelled. Under our stock compensation plans, all options held and vested at the time of retirement by any option holder who is at least 55 years old and who has at least 5 years of service with us remain exercisable until their original expiration date, which is generally 10 years after grant. As a result, Ms. St. John’s vested options will expire between November 2007 and January 2014.

•	Restricted Stock. Ms. St. John will be entitled to accelerated vesting of 16,935 shares of restricted stock that are scheduled to vest within 12 months of her termination date.

•	Deferred Cash. In February 2006, Ms. St. John was awarded a variable long-term incentive award for the 2005 performance year, payable partly in cash and at a rate of 25% per year beginning in January 2007. Ms. St. John will be entitled to a lump sum payment of $145,695, which represents the cash payment she would have received within 12 months of her termination date.

•	Annual Cash Bonus. If we pay bonuses under our Annual Incentive Plan for 2006, Ms. St. John will be entitled to a lump sum prorated bonus for 2006. The total amount of bonuses that may be paid under the Annual Incentive Plan to all eligible employees is typically determined based on the achievement of corporate goals.

•	Performance Share Payouts. As a member of our senior management, Ms. St. John has received annual awards entitling her to receive shares of common stock based upon and subject to our meeting corporate performance objectives over three-year periods. Generally, the Compensation Committee of our Board determines in January our achievement against the goals for the three-year performance share cycle that just ended. That achievement determines the payout of the performance shares and the shares are paid out to current executives in two annual installments.

For the performance share cycle completed in 2003, Ms. St. John was determined in January 2004 to be entitled to receive 23,850 shares of common stock, of which she has been paid 11,925 shares in accordance with the program.

For the performance share cycles ending in 2004 through 2006, Ms. St. John has been granted awards with the target, threshold and maximum share amounts listed in the table below, based on the achievement of the specified performance goals. However, because we did not have reliable financial data for years within the award cycles, the Compensation Committee and the Board decided to postpone the determination of the amount of the awards under the performance share program for the three-year performance share cycles that ended in 2004 and 2005 and to postpone payment of the second installment of shares for the three-year performance share cycle that ended in 2003 (the first installment of which was paid in January 2004). In the future, the Compensation Committee and the Board will review the performance shares program and determine the appropriate approach for settling our obligations with respect to the existing unpaid performance share cycles.

	Range of Potential
	Performance Share Payments
Award Cycle	Threshold	Target	Maximum

2004 to 2006	7,772	19,431	29,147
2003 to 2005	8,806	22,015	33,023
2002 to 2004	9,389	23,473	35,210

To the extent the Compensation Committee determines that performance share awards or any alternative payment in lieu of performance share awards are payable to any other Executive Vice President, Ms. St. John is entitled to receive payouts of any unpaid performance shares for cycles that have been completed on or before the date on which she ceases to be an employee. As a retiree, Ms. St. John also will be entitled to a payment for the performance share cycle ending in 2006, reduced on a pro rata basis based on the length of her service during the cycle ending in 2006.

•	Medical Coverage. Ms. St. John will be entitled to continued access to our medical and dental plans for up to five years, and Fannie Mae will pay a portion of the premiums necessary to continue her existing medical and/or dental coverage under the Consolidated Omnibus Budget Reconciliation Act, or COBRA, for up to 18 months after her termination. Ms. St. John also will be entitled to participate in the medical coverage plan available to our retirees having the required number of years of service at a reduced cost offered to such retirees.

The separation agreement provides that Ms. St. John may not solicit or accept employment with or act in any way, directly or indirectly, to solicit or obtain employment or work for Freddie Mac, any one of the Federal

Home Loan Banks or the Office of Finance, whether such employment is to be as a Freddie Mac, Federal Home Loan Bank or Office of Finance employee, consultant or advisor, for a period of 12 months following termination. Under the separation agreement, Ms. St. John agreed to a general release of the company from any and all claims arising from her employment with or termination from the company. She also agreed to cooperate with any investigation relating to us conducted by us, our auditor, OFHEO or any federal, state or local government authority.

The separation agreement will not terminate or limit the protections provided under the indemnification agreement between us and Ms. St. John, the form of which was filed as Exhibit 10.7 to the Form 10 we filed on March 31, 2003, nor any director and officer insurance that is in effect during her employment. Consistent with our severance program for management level employees, Ms. St. John also will be entitled to certain outplacement services to be used within 12 months after she ceases to be an employee.

Separation Agreement with Ann Kappler, Former Executive Vice President and General Counsel

On August 23, 2005, we entered into a separation agreement with Ms. Kappler, our former Executive Vice President and General Counsel. Under the separation agreement and upon her separation from Fannie Mae on January 3, 2006, Ms. Kappler received accelerated vesting of all unvested options she held, options to purchase a total of 44,286 shares of our common stock at prices ranging from $69.43 to $78.315 per share. In addition, the exercise period of all 130,281 options held by Ms. Kappler at prices ranging from $62.50 to $80.95 per share was extended to the option expiration dates, which range from January 2009 to January 2014. Ms. Kappler also received accelerated vesting of all 32,813 shares of unvested restricted stock she held. The remaining terms of Ms. Kappler’s separation agreement were generally in accordance with the provisions of our severance program for management level employees discussed under “Employment Arrangements—Severance Program.”

Director Compensation Information

Cash Compensation

Our non-management directors, with the exception of the non-executive Chairman of our Board, are paid a retainer at an annual rate of $35,000, plus $1,500 for attending each Board or Board committee meeting in person or by telephone. Committee chairpersons received an additional retainer at an annual rate of $10,000, plus an additional $500 for each committee meeting chaired and $300 for each telephone committee meeting chaired. As we described in a Form 8-K filed on January 21, 2005, in January 2005, our Board approved a compensation arrangement for the non-executive Chairman of the Board, Mr. Ashley, in recognition of the substantial amount of time and effort necessary to fulfill the duties of the position. Under this arrangement, Mr. Ashley receives an annual fee of $500,000.

Restricted Stock Awards

We have a restricted stock award program for non-management directors established under the Fannie Mae Stock Compensation Plan of 2003. The award program provides for consecutive four-year cycles of awards of restricted common stock. Awards vest in four equal annual installments after each annual meeting, provided the participant continues to serve on the Board of Directors. If a director joins the Board of Directors during a four-year cycle, he or she receives a pro rata portion of the grant for the cycle, based on the time remaining in the cycle. These grants vest on the same schedule as those of directors who participate in the full four-year cycle. Vesting generally accelerates upon departure from the Board due to death, disability, or for elected directors, not being renominated after reaching age 70. No restricted stock has vested since May 2004 and no awards have yet been made in the four-year cycle scheduled to begin with the 2006 annual meeting.

Each director has an outstanding grant of restricted common stock pursuant to the restricted stock award program established under the Fannie Mae Stock Compensation Plan of 2003. In October 2003, we granted 2,600 shares of restricted common stock to each non-management director who was a member of the Board at that time. We subsequently made pro rata grants of restricted common stock to non-management directors who joined the Board after October 2003.

Each director who served on the Board between the 2001 Annual Meeting and May 2006 received a grant of restricted common stock under the Fannie Mae Stock Compensation Plan of 1993. In May 2001, we granted 871 shares of restricted common stock for the 2001-2006 cycle to each non-management director who was a member of the Board at that time. These shares of restricted common stock vest over a five-year period at the rate of 20% per year. Each director who joined the Board during the cycle received a pro rata portion of the grant for the cycle, based on the time remaining in the cycle.

Stock Option Awards

Each non-management director is granted an annual nonqualified stock option to purchase 4,000 shares of common stock immediately following the annual meeting of stockholders at the fair market value on the date of grant. A non-management director appointed or elected as a mid-term replacement receives a nonqualified stock option to purchase at the fair market value on the date of grant a pro rata number of shares equal to the fraction of the remainder of the term. Each option will expire ten years after the date of grant and vests in four equal annual installments beginning on the first anniversary of the grant. Non-management directors will have one year to exercise the options when they leave the Board. No annual stock option awards have yet been made with respect to annual meetings that would have been held in 2005 or 2006.

Fannie Mae Director’s Charitable Award Program

In 1992, we established our Director’s Charitable Award Program. The purpose of the program is to acknowledge the service of our directors, recognize our own interest and that of our directors in supporting worthy institutions, and enhance our director benefit program to enable us to continue to attract and retain directors of the highest caliber. Under the program, we make donations upon the death of a director to up to five charitable organizations or educational institutions of the director’s choice. We donate $100,000 for every year of service by a director up to a maximum of $1,000,000. To be eligible to receive a donation, a recommended organization must be an educational institution or charitable organization and must qualify to receive tax-deductible donations under the Internal Revenue Code of 1986. The program is generally funded by life insurance contracts on the lives of participating directors. The Board of Directors may elect to amend, suspend or terminate the program at any time.

Matching Gifts

To further our support for charitable giving, non-employee directors are able to participate in the Matching Gifts Program of the Fannie Mae Foundation on the same terms as our employees. Under this program, the Fannie Mae Foundation will match gifts made by employees and directors to 501(c)(3) charities, up to an aggregate total of $10,000 in any calendar year, including up to $500 which may be matched on a 2-for-1 basis.

Deferred Compensation

We have a deferred compensation plan in which non-management directors can participate. Non-management directors may irrevocably elect to defer up to 100% of their annual retainer and all fees payable to them in their capacity as a member of the Board in any calendar year into the deferred compensation plan. Plan participants receive an investment return on the deferred funds as if the funds were invested in a hypothetical portfolio chosen by the participant from among the investment options our chief financial officer designates as available under the plan. Prior to the deferral, plan participants must elect to receive the deferred funds either in a lump sum, in approximately equal annual installments, or in an initial payment followed by approximately equal annual installments, with a maximum of 15 installments. Deferral elections generally must be made prior to the year in which the compensation otherwise would have been paid, and payments will be made as specified in the deferral election. Participants in the plan will be unsecured creditors of the company and will be paid from our general assets.

On November 16, 2004, our Board of Directors authorized a new deferred compensation plan to ensure that our plans comply with new requirements under the Internal Revenue Code of 1986, specifically Section 409A and we disclosed the plan in a Form 8-K filed on November 22, 2004. The new elective deferred compensation plan applies to compensation that is deferred after December 31, 2004. The terms described under the prior plan above are not expected to change. The prior deferred compensation plan will continue to operate for compensation deferred under that plan on or prior to December 31, 2004.

Other Expenses

We also pay for or reimburse directors for out-of-pocket expenses incurred in connection with their service on the Board, including travel to and from our meetings, accommodations, and meals.

Any director who is our employee does not receive compensation for his or her service as a director.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

Our Board has a Compensation Committee consisting of Bridget Macaskill, who is the Chair, Stephen Ashley, Dennis Beresford, Brenda Gaines and Greg Smith. Since January 1, 2004, the following current and former directors have also served on the Compensation Committee: Ann Korologos, Donald Marron, Anne Mulcahy, Joe Pickett, Taylor Segue, III, and John Wulff. As discussed below in “Item 13—Certain Relationships and Related Transactions—Legal Fees,” pursuant to the provisions of our bylaws and indemnification agreements, our directors have a right to have us pay their legal fees and expenses reasonably incurred in connection with any investigation, claim, action, suit or proceeding by reason of the fact that such person is or was serving as our director. From January 2004 through September 2006, we advanced the expenses of members of our Compensation Committee for the reasonable costs and fees incurred by them relating to certain examinations and lawsuits as follows: Mr. Ashley, $378,882; Ms. Korologos, $214,703; Mr. Marron, $124,656; Ms. Mulcahy, $112,010, Mr. Pickett, $163,360 and Mr. Wulff, $117,426.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of December 31, 2004 with respect to shares of common stock that may be issued under our existing equity compensation plans. We have provided equity compensation plan information as of December 31, 2005 in a Form 8-K we are filing with the SEC today. Information in that Form 8-K under the heading “Equity Compensation Plan Information” is incorporated by reference into this Form 10-K.

Equity Compensation Plan Information
(As of December 31, 2004)

Number of Securities
Remaining Available
for Future Issuance
Under Equity
	Number of Securities to		Weighted-Average		Compensation Plans
	be Issued Upon Exercise		Exercise Price of		(Excluding Securities
	of Outstanding Options,		Outstanding Options,		Reflected in First
Plan Category	Warrants and Rights (#)		Warrants and Rights ($)		Column) (#)

Equity compensation plans approved by stockholders	29,058,859	(1)	$67.10	(2)	45,853,986	(3)
Equity compensation plans not approved by stockholders	N/A		N/A		N/A

Total	29,058,859		$67.10		45,853,986

(1)	This amount includes outstanding stock options; restricted stock units; the maximum number of shares issuable to eligible employees pursuant to our stock-based performance award; shares issuable upon the payout of deferred stock balances; the maximum number of shares that may be issued pursuant to performance share awards that have been made to members of senior management but for which no determination has yet been made regarding the final number of shares payable; and the maximum number of shares that may be issued pursuant to performance share awards that have been made to members of senior management for which a payout determination has been made but for which the shares were not paid out as of December 31, 2004. Performance share awards entitle the recipient to receive shares of common stock based upon and subject to our meeting corporate performance objectives over three-year periods. Outstanding awards, options and rights include grants under the Fannie Mae Stock Compensation Plan of 1993, the Stock

Compensation Plan of 2003, the 1985 Employee Stock Purchase Plan and the payout of shares deferred upon the settlement of awards made under the 1993 plan and a prior plan.

(2)	The weighted average exercise price is calculated for the outstanding options and does not take into account restricted stock units, stock-based performance awards, deferred shares or the performance shares described in footnote (1).

(3)	This number of shares consists of 10,418,495 shares available under the 1985 Employee Stock Purchase Plan and 35,435,491 shares available under the Stock Compensation Plan of 2003 that may be issued as restricted stock, stock bonuses, stock options, or in settlement of restricted stock units, performance share awards, stock appreciation rights or other stock-based awards. No more than 1,820,369 of the shares issuable under the Stock Compensation Plan of 2003 may be issued as restricted stock or restricted stock units vesting in full in fewer than three years, performance shares with a performance period of less than one year, or bonus shares subject to similar vesting provisions or performance periods.

Stock Ownership

We encourage our directors, officers and employees to own our stock in order to align their interests with the interests of stockholders. Our compensation programs are structured so that a significant portion of the compensation paid to officers is in the form of common stock or rights to acquire common stock. Our employees also have the opportunity to own Fannie Mae common stock through bonus stock opportunities and our Employee Stock Ownership Program.

Stock Ownership Guidelines

In April 2003, the Board of Directors adopted formal stock ownership requirements for executive officers. In November 2005, the Board also adopted stock ownership guidelines for non-management members of the Board. These requirements and guidelines are contained in our Corporate Governance Guidelines.

Stock Ownership Guidelines for Non-Management Members of the Board:

•	Each non-management director is expected to own Fannie Mae common stock with a value equal to at least five times the director’s annual cash retainer (currently, five times $35,000, or $175,000).

•	Each non-management director has three years from the time of election or appointment to reach the expected ownership level, excluding trading blackout periods imposed by the company.

Stock Ownership Requirements for “Senior Executives”:

•	Senior executives are officers holding positions at or above the level of Executive Vice President.

•	Each Fannie Mae senior executive is required to hold shares of Fannie Mae common stock as a multiple of the executive’s base salary, as follows:

Job Level	Multiple of Base Salary
Chief Executive Officer	five times
Executive Vice President	two times

•	Each senior executive has three years from the time of appointment to reach the expected ownership level.

Beneficial Ownership

The following table shows the beneficial ownership of Fannie Mae common stock by each of our current directors and the covered executives, and all current directors and executive officers as a group, as of October 1, 2006, or as otherwise noted. As of October 1, 2006, no director or covered executive, nor all directors and executive officers as a group, owned as much as 1% of our outstanding common stock.

	Amount and Nature of Beneficial Ownership(1)
	Common Stock	Stock Options	Total
	Beneficially Owned	Exercisable Within 60 Days	Common Stock
Name and Position	Excluding Stock Options	of October 1, 2006	Beneficially Owned

Stephen Ashley(2)	20,747	24,000	44,747
Chairman of the Board of Directors
Dennis Beresford(3)	719	—	719
Director
Thomas Donilon(4)	8,243	—	8,243
Former Executive Vice
President—Law and Policy
Kenneth Duberstein(5)	6,111	26,000	32,111
Director
Brenda Gaines(6)	487	—	487
Director
Thomas Gerrity(7)	19,851	26,000	45,851
Director
Karen Horn(8)	487	—	487
Director
Robert Levin(9)	340,917	417,116	758,033
Executive Vice President and Chief
Business Officer
Bridget Macaskill(10)	1,062	—	1,062
Director
Daniel Mudd(11)	236,624	523,551	760,175
President and
Chief Executive Officer
Joe Pickett(12)	11,739	32,000	43,739
Director
Leslie Rahl(13)	3,281	3,333	6,614
Director
Franklin Raines	—	1,996,890	1,996,890
Former Chairman of the Board and
Chief Executive Officer
Julie St. John(14)	78,226	247,965	326,191
Executive Vice President
Greg Smith(15)	1,612	166	1,778
Director
Patrick Swygert(16)	3,520	9,833	13,353
Director
Michael Williams(17)	147,019	247,186	395,476
Executive Vice President and
Chief Operating Officer
John Wulff(18)	1,887	500	2,387
Director
All directors and executive
officers as a group
(25 persons)(19)	1,224,999	2,086,924	3,313,194

(1)	Beneficial ownership is determined in accordance with the rules of the SEC for computing the number of shares of common stock beneficially owned by each person and the percentage owned. Holders of restricted stock have no investment power but have sole voting power over the shares and, accordingly, these shares are included in this table. Holders of shares through our Employee Stock Ownership Plan, or ESOP, generally have no investment power but have sole voting power over the shares so these shares are also included in this table. Participants in our ESOP who are at least 55 years of age and have at least 10 years of participation in the ESOP may elect to diversify out of shares of our common stock by rolling their assets into the investments in our 401(k) Plan. Additionally, although holders of shares through our ESOP have sole voting power through the power the direct the trustee of the plan to vote their shares, to the extent some holders do not provide any direction as to how to vote their shares, the plan trustee may vote those shares in the same proportion as the trustee votes the shares for which the trustee has received direction. Holders of stock options have no investment or voting power over the shares issuable upon the exercise of the options until the options are exercised.

(2)	Mr. Ashley’s shares include 1,200 shares held by his spouse and 2,299 shares of restricted stock.

(3)	Mr. Beresford’s holdings consist of restricted stock.

(4)	Mr. Donilon’s shares include 100 shares held by his spouse and 37 shares held through our ESOP. Mr. Donilon left Fannie Mae in April 2005. The information presented is based on a Form 4 filed by Mr. Donilon on May 3, 2005.

(5)	Mr. Duberstein’s shares include 2,299 shares of restricted stock.

(6)	Ms. Gaines’ holdings consist of restricted stock.

(7)	Mr. Gerrity’s shares include 17,552 shares held jointly with his spouse and 2,299 shares of restricted stock.

(8)	Ms. Horn’s holdings consist of restricted stock.

(9)	Mr. Levin’s shares consist of 225,101 shares held jointly with his spouse and 115,816 shares of restricted stock.

(10)	Ms. Macaskill’s holdings consist of restricted stock.

(11)	Mr. Mudd’s shares include 167,752 shares of restricted stock, and do not include 63,806 restricted stock units held by Mr. Mudd over which he will obtain voting rights and investment power when the restrictions lapse.

(12)	Mr. Pickett’s shares include 2,299 shares of restricted stock.

(13)	Ms. Rahl’s shares include 200 shares held by her spouse and 2,299 shares of restricted stock.

(14)	Ms. St. John’s shares include 44,711 shares of restricted stock and 851 shares held through our ESOP.

(15)	Mr. Smith’s shares consist of restricted stock.

(16)	Mr. Swygert’s shares include 2,299 shares of restricted stock.

(17)	Mr. Williams’ shares include 6,000 shares held jointly with his spouse, 700 shares held by his daughter, 86,953 shares of restricted stock and 851 shares held through our ESOP. His beneficially owned total includes 1,271 shares of deferred stock that he could obtain within 60 days in certain circumstances.

(18)	Mr. Wulff’s shares consist of restricted stock.

(19)	The amount of shares held by all directors and executive officers as a group includes 688,523 shares of restricted stock held by our directors and executive officers, 5,142 held by them through our ESOP, 6,550 shares of stock held by their family members, 14,922 shares of restricted stock held by an executive officer’s spouse and 614 shares held through our ESOP by an executive officer’s spouse. The stock options column includes options to purchase 62,238 shares held by an officer’s spouse. The beneficially owned total includes 1,271 shares of deferred stock. The shares in this table do not include 135,417 shares of restricted stock units over which the holders will not obtain voting rights or investment power until the restrictions lapse.

The following table shows the beneficial ownership of Fannie Mae common stock by each holder of more than 5% of our common stock as of December 31, 2005, or as otherwise noted, which is the most recent information provided.

	Common Stock
5% Holders	Beneficially Owned	Percent of Class

Capital Research and Management Company(1)	134,670,800	13.9%
333 South Hope Street
Los Angeles, CA 90071
AXA Financial Inc.(2)	66,300,303	6.8%
1290 Avenue of the Americas
New York, NY 10104
Citigroup Inc.(3)	53,716,795	5.5%
399 Park Avenue
New York, NY 10043

(1)	This information is based solely on information contained on a Schedule 13G/A filed with the SEC on February 10, 2006 by Capital Research and Management Company. According to the Schedule 13G/A, Capital Research and Management Company beneficially owns 134,670,800 shares of our common stock as of December 30, 2005, with sole voting power for 40,382,960 shares and sole dispositive power for all shares.

(2)	This information is based solely on information contained in a Schedule 13G filed with the SEC on February 14, 2006 by AXA Financial, Inc. Alliance Capital Management L.P. is a majority-owned subsidiary of AXA Financial, Inc. According to the Schedule 13G, AXA Financial beneficially owns 66,300,303 shares of our common stock, with sole voting power for 48,275,448 shares, shared voting power for 3,999,763 shares, sole dispositive power for 66,275,977 shares and shared dispositive power for 24,326 shares.

(3)	This information is based solely on information contained in a Schedule 13G/A filed with the SEC on February 13, 2006 by Citigroup Inc.. According to the Schedule 13G/A, Citigroup Inc. beneficially owns 53,716,795 shares of our common stock, with shared voting and dispositive power for all such shares.

Item 13.	Certain Relationships and Related Transactions

Described below are certain business transactions, employment and compensation arrangements and charitable donations that we have engaged in since January 1, 2004 with parties who are, or who are related in some way to, our officers, directors or holders of more than 5% of our common stock.

Transactions with 5% Shareholders

Citigroup Inc. (“Citigroup”) beneficially owned more than 5% of the outstanding shares of our common stock as of December 31, 2005, and Barclays PLC and its affiliates (“Barclays”) beneficially owned more than 5% of the outstanding shares of our common stock as of December 31, 2003. Since January 1, 2004, we have engaged in securities and other financial instrument transactions in the ordinary course of business with each of Citigroup and Barclays and their respective affiliates. We have extensive, multi-billion dollar relationships with Citigroup and Barclays. Each of Citigroup and Barclays, or their affiliates, have acted as dealers who distribute our debt securities, dealers who commit to sell or buy mortgage securities or loans, issuers of investments in our liquid investment portfolio, derivatives counterparties and counterparties who have been involved in other financial instrument transactions with us. These transactions were on substantially the same terms as those prevailing at the time for comparable transactions with unrelated third parties.

Transactions with The Duberstein Group

Mr. Duberstein is Chairman and Chief Executive Officer of The Duberstein Group, Inc., an independent strategic planning and consulting company. Our contract with The Duberstein Group provides that The Duberstein Group shall provide consulting services related to legislative and regulatory issues, and associated matters. The firm has provided services to us since 1991. During 2004, 2005 and 2006 the firm provided services on an annual fixed-fee basis of $375,000. Mr. Duberstein is a non-independent Fannie Mae director.

Employment Relationships

Patrick Swygert Jr., the son of our director, Mr. Swygert, was a non-officer employee in our eBusiness Marketing area. Mr. Swygert’s son was paid approximately $59,000 in 2004 in salary and cash bonus. He also received benefits under our compensation and benefit plans that are generally available to our employees, including our employee stock purchase plan and employee stock ownership plan. Mr. Swygert’s son left our employment in 2004.

Barbara Spector, the sister of our Chief Business Officer, Mr. Levin, is a non-officer employee in our Enterprise Systems Operations division. From January 1, 2004 through November 1, 2006, we paid or awarded Ms. Spector approximately $329,000 in salary and cash bonuses, including amounts that she will receive in full only if she remains employed by us until early 2010. For 2004 and 2005, she has also received an aggregate of 394 shares of our common stock in the form of restricted stock that vests over four years. She also receives benefits under our compensation and benefit plans that are generally available to our employees, including our retirement plan, employee stock purchase plan and employee stock ownership plan. The Enterprise Systems Operations division does not report, nor has it ever reported, to Mr. Levin.

Rebecca Senhauser, the wife of William Senhauser, our Chief Compliance Officer, is a Senior Vice President in our Housing and Community Development division. From January 1, 2004 through November 1, 2006, we paid or awarded Ms. Senhauser approximately $1,717,000 in salary and cash bonuses, including some amounts that Ms. Senhauser will receive in full only if she remains employed by us until early 2010. For 2004 and 2005, she has also received an aggregate of 18,973 shares of our common stock in the form of restricted stock that vests over three or four years. Ms. Senhauser also receives benefits under our compensation and benefit plans that are generally available to our employees, including our retirement plan and our employee stock ownership plan. As a member of senior management, she also receives benefits under our compensation and benefit plans available to senior officers, including reimbursement for tax and financial planning service, participation in the Supplemental Pension Plan and 2003 Supplemental Pension Plan, and participation in the Performance Share Program. For the three-year performance cycle completed in 2003, it was determined in January 2004 that she was entitled to receive 5,730 shares, of which she received 2,865 shares in accordance with the program and the balance was scheduled to be received in January 2005. Because our Board of Directors and Compensation Committee determined to defer payment of the unpaid performance shares, the balance of these shares has not been issued to Ms. Senhauser. The Housing and Community Development division does not report, nor has it ever reported, to Mr. Senhauser. Mr. and Ms. Senhauser recuse themselves from any matters that may directly and significantly affect the other, including matters that may affect each other’s compensation and evaluation.

Legal Fees

Pursuant to the provisions of our bylaws and indemnification agreements, directors and officers have a right to have us pay their legal fees and expenses reasonably incurred in connection with any investigation, claim, action, suit or proceeding, to the fullest extent permitted by applicable law, by reason of the fact that such person is or was serving as a director or officer of Fannie Mae. Until such time as an indemnification determination is made, we are under an obligation to advance those fees and expenses. During 2004 and 2005, we advanced the expenses of certain current and former officers, directors and other employees for the reasonable costs and fees incurred by them, as they relate to the OFHEO special examination and consent order, the Paul Weiss and SEC investigations, and several shareholder and derivative lawsuits. The amounts we paid on behalf of current and former executive officers and directors from January 2004 through September 2006 were as follows: Ms. Bordonaro, $74,767; Mr. Donilon, $173,710; Ms. Gorelick, $268,427; Mr. Howard, $3,233,645; Ms. Kappler, $481,719; Ms. Korologos, $214,703; Mr. Marron, $124,656; Mr. Marzol, $560,043; Ms. Mulcahy, $112,010; Mr. Raines, $3,890,114; Mr. Ashley, $378,882; Mr. Gerrity, $302,804; Ms. Knight, $117,572; Mr. Levin, $236,713; Mr. Mudd, $1,313,039; Mr. Niculescu, $335,632; Mr. Pickett, $163,360; Ms. Rahl, $135,511; and Mr. Wulff, $117,426.

Engagement of Former Vice Chair’s Law Firm

Jamie S. Gorelick, who served as an executive officer and as Vice Chair of our Board of Directors from 1997 to 2003, left Fannie Mae in 2003 and became a partner in the law firm of Wilmer, Cutler & Pickering (now Wilmer Cutler Pickering Hale and Dorr LLP) in July 2003. Wilmer rendered legal services to us prior to 2003 and has continued to render legal services to us since then.

Certain Arrangements with Retired Chief Executive Officers

James Johnson.  In February 2000, we entered into a consulting agreement with our former CEO, James Johnson, under which Mr. Johnson provides certain advisory services to us on issues such as corporate strategy and finance, industry relations, public policy and international securities distribution. This consulting agreement became effective following Mr. Johnson’s departure from our Board. The agreement was amended in April 2005 to temporarily reduce the consulting fee and to eliminate our obligation to provide administrative support services to Mr. Johnson. Under the amended agreement, we pay Mr. Johnson an annual consulting fee of $300,000. Once we have filed our restated financial statements with the SEC, we will pay Mr. Johnson an annual fee in an amount equal to approximately $415,000 increased by the percentage increase in the consumer price index each year since 2004. As amended, the agreement will continue until two years after we provide written notice to Mr. Johnson or until he provides us written notice of termination, and may be terminated immediately for “Cause.” We have paid Mr. Johnson a consulting fee of approximately $388,000 in 2001, $395,000 in 2002, $405,000 in 2003, $415,000 in 2004, $349,000 in 2005 and $275,000 from January 2, 2006 through November 1, 2006 for his services. Prior to the 2005 amendment of the agreement, we also provided certain support services in connection with the agreement, including secretarial support, access to a car and driver and the use thereof on a part-time basis and some telecommunications support. As provided in the agreement, Mr. Johnson reimbursed us for his use of these support services to the extent he used them for matters unrelated to his services under the agreement. The cost to us for the services of support staff, certain telecommunications services and a car and driver on a part-time basis, less reimbursements from Mr. Johnson, was approximately $233,000 in 2001, $218,000 in 2002, $193,000 in 2003, $304,000 in 2004, $140,000 in 2005 and $0 in 2006.

David Maxwell.  Pursuant to his employment agreement, our former CEO, David Maxwell, is eligible to participate in our employee welfare benefit plans, including our health and medical plans, and is entitled to have us pay all medical, dental and hospitalization expenses for Mr. Maxwell and his spouse that are not covered by our plans. Pursuant to his agreement, we provide Mr. Maxwell with an office and secretary, as well as excess personal liability insurance, financial planning assistance and an annual physical exam. We anticipate paying these benefits to Mr. Maxwell until such time as he no longer requests them. The following table sets forth our estimated costs of providing certain of these benefits.

	Office and Secretarial Benefit	Financial Planning Assistance

2001	$165,000	$105,000
2002	$183,000	$120,000
2003	$195,000	$113,000
2004	$201,000	$115,000
2005	$203,000	$74,000
2006 (through October 6)	$168,000	$112,000

Franklin Raines.  We provide our former CEO Franklin Raines with certain employee benefits as described above under “Employment Agreement with Franklin Raines, Former Chairman and Chief Executive Officer.”

Charitable Contributions

We have a corporate charitable donations program and are the sole provider of support for the Fannie Mae Foundation for similar activity. We encourage our employees to volunteer their time to charitable organizations, including the Foundation, and actively support these volunteer activities. Our charitable activities, and those of the Foundation, generally focus on creating affordable homeownership and housing opportunities nationally and improving the quality of life for people of our hometown, Washington, D.C., through partnerships and initiatives and by funding and promoting research and education on housing-related issues. In 2004, we donated approximately $1.4 million of securities to the Foundation. In 2006, we made a contribution to the Foundation of $14 million. Our President and CEO, Daniel Mudd, is the Chairman of the Board of the Foundation. In addition, the Board of Directors of the Foundation includes four additional members who are current officers of Fannie Mae and two members who are former officers of Fannie Mae. Effective as of January 1, 2004, directors of the Foundation who are current Fannie Mae employees do not receive any additional compensation for serving on the Foundation’s Board of Directors.

Under its Matching Gifts Program, the Fannie Mae Foundation will match gifts made by employees to 501(c)(3) public charities, up to an aggregate total of $10,000 per employee in any calendar year, including up to $500 which may be matched on a 2-for-1 basis. Directors and executive officers are eligible to participate in this matching program on the same terms as our other employees.

We made charitable contributions to Howard University totaling approximately $76,300 during the period from 2004 through 2006. These contributions were in support of our commitment to community development and affordable housing, and in particular in furtherance of our commitment to revitalize the LeDroit Park neighborhood. One of our directors, Mr. Swygert, is the president of Howard University.

The Fannie Mae Foundation made charitable contributions to the University of Pennsylvania of $91,667 in each of 2004 and 2005 to support training for mid-career professionals in real estate financing and to support research on housing policy. One of our directors, Mr. Gerrity, is a professor at the University of Pennsylvania. Mr. Gerrity had no involvement in the Foundation’s grant-making decision.

Item 14.	Principal Accounting Fees and Services

The Audit Committee of our Board of Directors is directly responsible for the appointment, oversight and evaluation of our independent registered public accounting firm. In accordance with the Audit Committee’s charter, it must approve, in advance of the service, all audit and permissible non-audit services to be provided by our independent registered public accounting firm and establish policies and procedures for the engagement of the outside auditor to provide audit and permissible non-audit services. Our independent registered public accounting firm may not be retained to perform non-audit services specified in Section 10A(g) of the Exchange Act.

The Audit Committee appointed Deloitte & Touche LLP as our independent registered public accounting firm in January 2005. The Audit Committee dismissed KPMG LLP as our independent registered public accounting firm in December 2004, after concluding that Fannie Mae’s previously filed interim and audited financial statements and the independent auditor’s reports thereon for the periods from January 2001 through the second quarter of 2004 should no longer be relied upon because such financial statements were prepared applying accounting practices that did not comply with generally accepted accounting principles. Accordingly, we were required to restate our previously reported audited consolidated financial statements for the years ended December 31, 2003 and 2002. We also restated our previously reported December 31, 2001 consolidated balance sheet to reflect corrected items that relate to prior periods. Deloitte & Touche audited these restated consolidated financial statements, as well as our consolidated financial statements for the year ended December 31, 2004.

The following table sets forth the fees paid or accrued for services provided by our independent registered public accounting firm Deloitte & Touche for 2004 and the fees paid or accrued for services provided by our independent registered public accounting firm KPMG LLP for 2003. During 2004, KPMG LLP reviewed our interim financial statements for the quarters ended March 31, 2004 and June 30, 2004. KPMG LLP did not report on our financial statements for the year ended December 31, 2004, but was in the process of auditing the 2004 information. The fees for services provided by KPMG LLP in 2004 are not reflected in the table below.

	For the Year Ended December 31,
Description of Fees	2004	2003

Audit fees(1)	$201,560,000	$2,721,300
Audit-related fees(2)	—	4,557,850
Tax fees(3)	—	3,696,957

Total fees	$201,560,000	$10,976,107

(1)	For 2004, excludes fees paid or accrued for services provided by KPMG LLP totaling $6,010,604 for preliminary 2004 audit work. For 2004, amount includes fees paid to Deloitte & Touche LLP for the audit of our consolidated financial statements for the years 2002 to 2004 as the audits occurred contemporaneously.

(2)	For 2004, excludes fees paid or accrued for services provided by KPMG LLP totaling $4,721,399 related to the OFHEO special examination, $3,113,725 for REMIC pricing and closing letter fees, and $317,503 for REMIC payment data validation fees. For 2003, includes fees paid or accrued for services provided by KPMG LLP totaling $4,249,600 for REMIC pricing and closing letter fees and $308,250 for REMIC payment data validation fees.

(3)	For 2004, excludes fees paid or accrued for services provided by KPMG LLP totaling $735,000 for review of tax accounts, $3,862,254 for REMIC tax return services, and $23,500 for reimbursable financial advisory fees paid directly to KPMG LLP by Fannie Mae on behalf of certain of our officers. For 2003, includes fees paid or accrued for services provided by KPMG LLP totaling $3,666,957 for REMIC tax preparation and $30,000 for buy-up pool processing, and excludes $20,900 for reimbursable financial advisory fees paid directly to KPMG LLP by Fannie Mae on behalf of certain of our officers.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report

1.	Consolidated Financial Statements
	Report of Independent Registered Public Accounting Firm	F-2
	Consolidated Balance Sheets as of December 31, 2004 and 2003	F-3
	Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002	F-4
	Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	F-5
	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002	F-6
	Notes to Consolidated Financial Statements	F-7
2.	Financial Statement Schedules
None.
3.	Exhibits
An index to exhibits has been filed as part of this report beginning on page E-1 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen B. Ashley, Daniel H. Mudd and Robert T. Blakely, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with the Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Federal National Mortgage Association

By:	/s/ Daniel H. Mudd
Daniel H. Mudd
President and Chief Executive Officer

Date: December 6, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen B. Ashley Stephen B. Ashley	Chairman of the Board of Directors	December 6, 2006

/s/ Daniel H. Mudd Daniel H. Mudd	President and Chief Executive Officer and Director	December 6, 2006

/s/ Robert T. Blakely Robert T. Blakely	Executive Vice President and Chief Financial Officer	December 6, 2006

/s/ David C. Hisey David C. Hisey	Senior Vice President and Controller	December 6, 2006

/s/ Dennis R. Beresford Dennis R. Beresford	Director	December 6, 2006

/s/ Kenneth M. Duberstein Kenneth M. Duberstein	Director	December 6, 2006

/s/ Brenda J. Gaines Brenda J. Gaines	Director	December 6, 2006

Signature	Title	Date

/s/ Thomas P. Gerrity Thomas P. Gerrity	Director	December 6, 2006

/s/ Karen N. Horn, PhD. Karen N. Horn, PhD.	Director	December 6, 2006

/s/ Bridget A. Macaskill Bridget A. Macaskill	Director	December 6, 2006

/s/ Joe K. Pickett Joe K. Pickett	Director	December 6, 2006

/s/ Leslie Rahl Leslie Rahl	Director	December 6, 2006

/s/ Greg C. Smith Greg C. Smith	Director	December 6, 2006

/s/ H. Patrick Swygert H. Patrick Swygert	Director	December 6, 2006

/s/ John K. Wulff John K. Wulff	Director	December 6, 2006

INDEX TO EXHIBITS

Item	Description

3.1	Fannie Mae Charter Act (12 U.S.C. § 1716 et seq.) (Incorporated by reference to Exhibit 3.1 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
3.2	Fannie Mae Bylaws, amended as on September 19, 2006 (Incorporated by reference to Exhibit 3.1 to Fannie Mae’s Current Report on Form 8-K, filed September 25, 2006.)
4.1	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series D (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.2	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series E (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.3	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series F (Incorporated by reference to Exhibit 4.3 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.4	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series G (Incorporated by reference to Exhibit 4.4 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.5	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series H (Incorporated by reference to Exhibit 4.5 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.6	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series I (Incorporated by reference to Exhibit 4.6 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.7	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series J (Incorporated by reference to Exhibit 4.7 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.8	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series K (Incorporated by reference to Exhibit 4.8 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.9	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series L (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.)
4.10	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series M (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)
4.11	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series N (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)
4.12	Certificate of Designation of Terms of Fannie Mae Non-Cumulative Convertible Preferred Stock, Series 2004-1 (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed January 4, 2005.)
4.13	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series O (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s Current Report on Form 8-K, filed January 4, 2005.)
10.1	Employment Agreement between Fannie Mae and Franklin D. Raines, as amended on June 30, 2004† (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)
10.2	Letter Agreement between Fannie Mae and Franklin D. Raines, dated September 17, 2004† (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Current Report on Form 8-K, filed September 23, 2004.)
10.3	Employment Agreement between Fannie Mae and Daniel H. Mudd, as amended on June 30, 2004† (Incorporated by reference to Exhibit 10.2 to Fannie Mae’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)
10.4	Letter Agreement between Fannie Mae and Daniel H. Mudd, dated September 18, 2004† (Incorporated by reference to Exhibit 10.2 to Fannie Mae’s Current Report on Form 8-K, filed September 23, 2004.)
10.5	Employment Agreement between Fannie Mae and J. Timothy Howard, as amended on June 30, 2004† (Incorporated by reference to Exhibit 10.3 to Fannie Mae’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)
10.6	Letter Agreement between Fannie Mae and Timothy Howard, dated September 20, 2004† (Incorporated by reference to Exhibit 10.3 to Fannie Mae’s Current Report on Form 8-K, filed September 23, 2004.)
10.7	Letter Agreement between Fannie Mae and Robert J. Levin, dated June 19, 1990† (Incorporated by reference to Exhibit 10.5 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
10.8	Letter Agreement between Fannie Mae and Adolfo Marzol, dated October 24, 1998† (Incorporated by reference to Exhibit 10.6 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)

Item	Description

10.9	Description of Fannie Mae’s Elective Deferred Compensation Plan II†
10.10	Description of Fannie Mae’s compensatory arrangements with its named executive officers for the year ended December 31, 2004† (Incorporated by reference to “Executive Compensation Information” under Item 11 of Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2004.)
10.11	Description of Fannie Mae’s compensatory arrangements with its non-employee directors for the year ended December 31, 2004† (Incorporated by reference to “Director Compensation Information” under Item 11 of Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2004.)
10.12	Form of Indemnification Agreement for Non-Management Directors of Fannie Mae (Incorporated by reference to Exhibit 10.7 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
10.13	Form of Indemnification Agreement for Officers of Fannie Mae (Incorporated by reference to Exhibit 10.7 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
10.14	Federal National Mortgage Association Supplemental Pension Plan† (Incorporated by reference to Exhibit 10.9 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
10.15	Executive Pension Plan of the Federal National Mortgage Association† (Incorporated by reference to Exhibit 10.10 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
10.16	Fannie Mae Annual Incentive Plan† (Incorporated by reference to Exhibit 10.11 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
10.17	Fannie Mae Stock Compensation Plan of 2003† (Incorporated by reference to Exhibit 10.12 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2003.)
10.18	Fannie Mae Stock Compensation Plan of 1993†
10.19	Fannie Mae Procedures for Deferral and Diversification of Awards† (Incorporated by reference to Exhibit 10.14 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
10.20	Fannie Mae Stock Option Gain Deferral Plan† (Incorporated by reference to Exhibit 10.15 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
10.21	Fannie Mae Supplemental Pension Plan of 2003† (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)
10.22	Director’s Charitable Award Program† (Incorporated by reference to Exhibit 10.17 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
10.23	Professional Services Agreement between Fannie Mae and James A. Johnson, effective January 1, 2000; Amendment dated April 18, 2005 to the Professional Services Agreement between James Johnson and Fannie Mae.†
10.24	Employment Agreement between Fannie Mae and David O. Maxwell, effective November 21, 1989†
10.25	Letter Agreement between The Duberstein Group and Fannie Mae, dated as of March 28, 2001, with Modification #1, dated February 3, 2002; Modification #2, dated March 1, 2003; and Modification #3, dated April 27, 2005
10.26	Form of Nonqualified Stock Option Grant Award Document† (Incorporated by reference to Exhibit 10.3 to Fannie Mae’s Current Report on Form 8-K, filed December 9, 2004.)
10.27	Form of Restricted Stock Award Document† (Incorporated by reference to Exhibit 10.4 to Fannie Mae’s Current Report on Form 8-K, filed December 9, 2004.)
10.28	Form of Restricted Stock Units Award Document† (Incorporated by reference to Exhibit 10.5 to Fannie Mae’s Current Report on Form 8-K, filed December 9, 2004.)
10.29	Form of Performance Share Plan Information Sheet† (Incorporated by reference to Exhibit 10.6 to Fannie Mae’s Current Report on Form 8-K, filed December 9, 2004.)
10.30	Form of Nonqualified Stock Option Grant Award Document for Non-Management Directors† (Incorporated by reference to Exhibit 10.7 to Fannie Mae’s Current Report on Form 8-K, filed December 9, 2004.)
10.31	Form of Restricted Stock Award Document under Fannie Mae Stock Compensation Plan of 2003 for Non-Management Directors† (Incorporated by reference to Exhibit 10.8 to Fannie Mae’s Current Report on Form 8-K, filed December 9, 2004.)
10.32	Form of Restricted Stock Award Document under Fannie Mae Stock Compensation Plan of 1993 for Non-Management Directors† (Incorporated by reference to Exhibit 10.9 to Fannie Mae’s Current Report on Form 8-K, filed December 9, 2004.)

Item	Description

10.33	Form of Election under Fannie Mae’s Elective Deferred Compensation Plan II† (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Current Report on Form 8-K, filed November 22, 2004.)
10.34	Fannie Mae’s Elective Deferred Compensation Plan† (Incorporated by reference to exhibit 10.13 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
10.35	Agreement between OFHEO and Fannie Mae, September 27, 2004 (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Current Report on Form 8-K, filed September 29, 2004.)
12.1	Statement re: computation of ratios of earnings to fixed charges
12.2	Statement re: computation of ratios of earnings to combined fixed charges and preferred stock dividends
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
99.1	Description of Fannie Mae’s Severance Program for 2005 and 2006 (Incorporated by reference to “Executive Compensation Information” under Item 11 of Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2004.)
99.2	Letter Agreement between Fannie Mae and Daniel Mudd, dated March 10, 2005 † (Incorporated by reference to Exhibit 10.2 to Fannie Mae’s Current Report on Form 8-K, filed March 11, 2005.)
99.3	Separation Letter Agreement between Fannie Mae and Ann Kappler, dated August 23, 2005 †
99.4	Employment Agreement, dated November 15, 2005, between Fannie Mae and Daniel H. Mudd † (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Current Report on Form 8-K, filed November 15, 2005.)
99.5	Description of Fannie Mae’s compensatory arrangements with its named executive officers for the year ended December 31, 2005 † (Incorporated by reference to Fannie Mae’s Current Report on Form 8-K, filed December 6, 2006.)
99.6	Description of Fannie Mae’s compensatory arrangements with its non-employee directors for the year ended December 31, 2005 † (Incorporated by reference to “Director Compensation Information” under Item 11 of Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2004.)
99.7	Supplement to the Agreement of September 27, 2004 between Fannie Mae and OFHEO, dated March 7, 2005 (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Current Report on Form 8-K, filed March 11, 2005.)
99.8	Letters, dated September 1, 2005, setting forth an agreement between Fannie Mae and Office of Federal Housing Enterprise Oversight (OFHEO) (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Current Report on Form 8-K, filed September 8, 2005.)
99.9	Stipulation and Consent to the Issuance of a Consent Order, dated May 23, 2006, between Officer of Federal Housing Enterprise Oversight (OFHEO) and Fannie Mae, including Consent Order (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Current Report on Form 8-K, filed May 30, 2006.)
99.10	Consent of Defendant Fannie Mae with Securities and Exchange Commission (SEC), dated May 23, 2006 (Incorporated by reference to Exhibit 10.2 to Fannie Mae’s Current Report on Form 8-K, filed May 30, 2006.)
99.11	Separation Letter Agreement between Fannie Mae and Julie St. John, dated July 7, 2006† (Incorporated by reference to Exhibit 99.1 to Fannie Mae’s Current Report on Form 8-K, filed July 7, 2006.)
99.12	Consent Award Partially Resolving Damages and Deferring Further Proceedings, dated November 7, 2006, by and between Plaintiff Franklin D. Raines and Fannie Mae (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Current Report on Form 8-K, filed November 14, 2006.)
99.13	Guide to Fannie Mae’s 2004 Annual Report on SEC Form 10-K

†	This exhibit is a management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Fannie Mae:

We have audited the accompanying consolidated balance sheets of Fannie Mae (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fannie Mae as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We were engaged to audit, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and our report dated December 6, 2006 disclaimed an opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting because of a scope limitation and expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses and the effects of a scope limitation.

As discussed in Note 1 to the consolidated financial statements, the Company has restated the accompanying 2002 and 2003 consolidated financial statements.

/s/  Deloitte & Touche LLP

Washington, DC
December 6, 2006

FANNIE MAE

Consolidated Balance Sheets
(Dollars in millions, except share amounts)

	As of December 31,
	2004	2003
		(Restated)

ASSETS
Cash and cash equivalents (includes cash equivalents that may be repledged of $242 and $487 as of December 31, 2004 and 2003, respectively)	$2,655	$3,395
Restricted cash	1,046	1,409
Federal funds sold and securities purchased under agreements to resell	3,930	12,686
Investments in securities:
Trading, at fair value (includes Fannie Mae MBS of $34,350 and $42,728 as of December 31, 2004 and 2003, respectively)	35,287	43,798
Available-for-sale, at fair value (includes Fannie Mae MBS of $315,195 and $370,905 as of December 31, 2004 and 2003, respectively)	532,095	523,272

Total investments	567,382	567,070
Mortgage loans:
Loans held for sale, at lower of cost or market	11,721	13,596
Loans held for investment, at amortized cost	390,000	385,755
Allowance for loan losses	(349)	(290)

Total loans held for investment, net of allowance	389,651	385,465

Total loans	401,372	399,061
Advances to lenders	4,850	4,696
Accrued interest receivable	4,237	4,450
Acquired property, net	1,704	1,320
Derivative assets at fair value	6,589	7,218
Guaranty assets	5,924	4,282
Deferred tax assets	6,074	4,082
Partnership investments	8,061	6,421
Other assets	7,110	6,185

Total assets	$1,020,934	$1,022,275

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued interest payable	$6,212	$6,315
Federal funds purchased and securities sold under agreements to repurchase	2,400	3,673
Short-term debt	320,280	343,662
Long-term debt	632,831	617,618
Derivative liabilities at fair value	1,145	3,225
Reserve for guaranty losses (includes $113 and $83 as of December 31, 2004 and 2003, respectively, related to Fannie Mae MBS included in Investments in securities)	396	313
Guaranty obligations (includes $814 and $863 as of December 31, 2004 and 2003, respectively, related to Fannie Mae MBS included in Investments in securities)	8,784	6,401
Partnership liabilities	2,662	1,792
Other liabilities	7,246	7,003

Total liabilities	981,956	990,002

Minority interests in consolidated subsidiaries	76	5
Commitments and contingencies (see Note 20)	—	—
Stockholders’ Equity:
Preferred stock, 200,000,000 shares authorized—132,175,000 shares issued and outstanding as of December 31, 2004 and 82,150,000 shares issued and outstanding as of December 31, 2003	9,108	4,108
Common stock, no par value, no maximum authorization—1,129,090,420 shares issued as of December 31, 2004 and 2003; 969,075,573 shares and 970,358,844 shares outstanding as of December 31, 2004 and 2003, respectively	593	593
Additional paid-in capital	1,982	1,985
Retained earnings	30,705	27,923
Accumulated other comprehensive income	4,387	5,315

	46,775	39,924
Less: Treasury stock, at cost, 160,014,847 shares and 158,731,576 shares as of December 31, 2004 and 2003, respectively	7,873	7,656

Total stockholders’ equity	38,902	32,268

Total liabilities and stockholders’ equity	$1,020,934	$1,022,275

See Notes to Consolidated Financial Statements.

FANNIE MAE

Consolidated Statements of Income
(Dollars and shares in millions, except per share amounts)

	For the Year Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)

Interest income:
Investments in securities	$26,428	$27,694	$31,054
Mortgage loans	21,390	21,370	19,870

Total interest income	47,818	49,064	50,924

Interest expense:
Short-term debt	4,399	4,012	5,399
Long-term debt	25,338	25,575	27,099

Total interest expense	29,737	29,587	32,498

Net interest income	18,081	19,477	18,426

Guaranty fee income (includes imputed interest of $833, $314 and $107 for 2004, 2003 and 2002, respectively)	3,604	3,281	2,516
Investment losses, net	(362)	(1,231)	(501)
Derivatives fair value losses, net	(12,256)	(6,289)	(12,919)
Debt extinguishment losses, net	(152)	(2,692)	(814)
Loss from partnership investments	(702)	(637)	(509)
Fee and other income	404	340	89

Non-interest loss	(9,464)	(7,228)	(12,138)

Administrative expenses:
Salaries and employee benefits	892	849	679
Professional services	435	238	218
Occupancy expenses	185	166	165
Other administrative expenses	144	201	94

Total administrative expenses	1,656	1,454	1,156
Minority interest in earnings of consolidated subsidiaries	(8)	—	—
Provision for credit losses	352	365	284
Foreclosed property expense (income)	11	(12)	(11)
Other expenses	607	156	105

Total expenses	2,618	1,963	1,534

Income before federal income taxes, extraordinary gains (losses), and cumulative effect of change in accounting principle	5,999	10,286	4,754
Provision for federal income taxes	1,024	2,434	840

Income before extraordinary gains (losses) and cumulative effect of change in accounting principle	4,975	7,852	3,914
Extraordinary gains (losses), net of tax effect	(8)	195	—
Cumulative effect of change in accounting principle, net of tax effect	—	34	—

Net income	$4,967	$8,081	$3,914

Preferred stock dividends and issuance costs at redemption	(165)	(150)	(111)

Net income available to common stockholders	$4,802	$7,931	$3,803

Basic earnings per share:
Earnings before extraordinary gains (losses) and cumulative effect of change in accounting principle	$4.96	$7.88	$3.83
Extraordinary gains (losses), net of tax effect	(0.01)	0.20	—
Cumulative effect of change in accounting principle, net of tax effect	—	0.04	—

Basic earnings per share	$4.95	$8.12	$3.83

Diluted earnings per share:
Earnings before extraordinary gains (losses) and cumulative effect of change in accounting principle	$4.94	$7.85	$3.81
Extraordinary gains (losses), net of tax effect	—	0.20	—
Cumulative effect of change in accounting principle, net of tax effect	—	0.03	—

Diluted earnings per share	$4.94	$8.08	$3.81

Cash dividends per common share	$2.08	$1.68	$1.32
Weighted-average common shares outstanding:
Basic	970	977	992
Diluted	973	981	998

See Notes to Consolidated Financial Statements.

FANNIE MAE

Consolidated Statements of Cash Flows
(Dollars in millions)

	For the Year Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)

Cash flows provided by operating activities:
Net income	$4,967	$8,081	$3,914
Reconciliation of net income to net cash provided by operating activities:
Amortization of mortgage loans and security cost basis adjustments	1,249	1,852	(107)
Amortization of debt deferred price adjustments	4,908	4,517	5,661
Provision for credit losses	352	365	284
Valuation losses	433	1,433	261
Debt extinguishment losses, net	152	2,692	814
Debt foreign currency transaction losses, net	304	707	492
Loss from partnership investments	702	637	509
Current and deferred federal income taxes	(1,435)	(1,083)	(2,186)
Extraordinary (gains) losses, net of tax effect	8	(195)	—
Cumulative effect of change in accounting principle, net of tax effect	—	(34)	—
Derivatives fair value adjustments	(1,395)	(5,811)	(7,973)
Purchases of loans held for sale	(30,198)	(72,519)	(50,708)
Proceeds from repayments of loans held for sale	2,493	9,703	4,781
Proceeds from sales of loans held for sale	66	8	44
Net decrease in trading securities, excluding non-cash transfers	58,396	106,679	86,768
Net change in:
Guaranty assets	(2,033)	(5,018)	(17)
Guaranty obligations	2,926	7,745	2
Other, net	(339)	(1,536)	1,092

Net cash provided by operating activities	41,556	58,223	43,631
Cash flows used in investing activities:
Purchases of available-for-sale securities	(234,081)	(503,313)	(347,101)
Proceeds from maturities of available-for-sale securities	196,606	339,878	279,631
Proceeds from sales of available-for-sale securities	18,503	129,487	40,061
Purchases of loans held for investment	(55,996)	(92,668)	(51,674)
Proceeds from repayments of loans held for investment	100,727	164,822	101,322
Advances to lenders	(53,865)	(180,338)	(141,869)
Net proceeds from disposition of foreclosed properties	4,284	3,355	2,472
Contributions to partnership investments	(1,934)	(1,675)	(1,755)
Proceeds from partnership investments	208	60	44
Net change in federal funds sold and securities purchased under agreements to resell	8,756	(12,355)	5,281

Net cash used in investing activities	(16,792)	(152,747)	(113,588)
Cash flows (used in) provided by financing activities:
Proceeds from issuance of short-term debt	1,925,159	1,944,544	1,530,204
Payments to redeem short-term debt	(1,965,693)	(1,904,640)	(1,522,576)
Proceeds from issuance of long-term debt	253,880	349,356	240,657
Payments to redeem long-term debt	(240,031)	(285,872)	(178,933)
Repurchase of common and redemption of preferred stock	(523)	(1,390)	(1,792)
Proceeds from issuance of common and preferred stock	5,162	1,488	1,119
Payment of cash dividends on common and preferred stock	(2,185)	(1,796)	(1,410)
Net change in federal funds purchased and securities sold under agreements to repurchase	(1,273)	(5,497)	3,369

Net cash (used in) provided by financing activities	(25,504)	96,193	70,638
Net increase (decrease) in cash and cash equivalents	(740)	1,669	681
Cash and cash equivalents at beginning of period	3,395	1,726	1,045

Cash and cash equivalents at end of period	$2,655	$3,395	$1,726

Cash paid during the period for:
Interest	$29,777	$30,322	$33,302
Income taxes	2,470	3,516	3,032
Non-cash transfers:
Net transfers between investments in securities to mortgage loans	$17,750	$71,560	$68,815
Transfers from advances to lenders to investments in securities	53,705	195,964	130,651
Mortgage loans acquired by assuming debt	13,372	9,274	1
Transfers of loans held for sale to loans held for investment	15,543	51,855	32,764
Transfers from mortgage loans to acquired property, net	4,307	3,580	2,407
Issuance of common stock from treasury stock for stock option and benefit plans	306	149	127

See Notes to Consolidated Financial Statements.

FANNIE MAE

Consolidated Statements of Changes in Stockholders’ Equity
(Dollars and shares in millions, except per share amounts)

							Accumulated
					Additional		Other		Total
	Shares Outstanding		Preferred	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Preferred	Common	Stock	Stock	Capital	Earnings	Income	Stock	Equity

Balance as of December 31, 2001, as previously reported	46	997	$2,303	$593	$1,651	$26,175	$(7,065)	$(5,539)	$18,118
Cumulative effect of restatement adjustments (net of tax of $3.0 billion)	—	—	—	—	92	(7,041)	12,087	—	5,138

Balance as of December 31, 2001 (Restated)	46	997	2,303	593	1,743	19,134	5,022	(5,539)	23,256
Comprehensive income:
Net income (Restated)	—	—	—	—	—	3,914	—	—	3,914
Other comprehensive income, net of tax effect:
Unrealized gains on available-for-sale securities (net of tax of $3.6 billion)	—	—	—	—	—	—	6,647	—	6,647
Reclassification adjustment for gains included in net income	—	—	—	—	—	—	(43)	—	(43)
Unrealized losses on guaranty assets and guaranty fee buy-ups (net of tax of $83 million)	—	—	—	—	—	—	(154)	—	(154)
Net cash flow hedging losses	—	—	—	—	—	—	(3)	—	(3)
Minimum pension liability (net of tax of $1 million)	—	—	—	—	—	—	(1)	—	(1)

Total comprehensive income (Restated)									10,360
Common stock dividends ($1.32 per share in 2002)	—	—	—	—	—	(1,312)	—	—	(1,312)
Preferred stock:
Preferred dividends	—	—	—	—	—	(98)	—	—	(98)
Preferred stock issued	20	—	1,000	—	(9)	—	—	—	991
Preferred stock redeemed	(13)	—	(625)	—	—	—	—	—	(625)
Treasury stock:
Treasury stock acquired	—	(15)	—	—	—	—	—	(1,167)	(1,167)
Treasury stock issued for stock options and benefit plans	—	3	—	—	67	—	—	127	194
Treasury stock issued to Fannie Mae Foundation	—	4	—	—	136	—	—	164	300

Balance as of December 31, 2002 (Restated)	53	989	2,678	593	1,937	21,638	11,468	(6,415)	31,899
Comprehensive income:
Net income (Restated)	—	—	—	—	—	8,081	—	—	8,081
Other comprehensive income, net of tax effect:
Unrealized losses on available-for-sale securities (net of tax of $3.4 billion )	—	—	—	—	—	—	(6,278)	—	(6,278)
Reclassification adjustment for losses included in net income	—	—	—	—	—	—	57	—	57
Unrealized gains on guaranty assets and guaranty fee buy-ups (net of tax of $47 million)	—	—	—	—	—	—	88	—	88
Net cash flow hedging losses	—	—	—	—	—	—	(18)	—	(18)
Minimum pension liability (net of tax of $1 million)	—	—	—	—	—	—	(2)	—	(2)

Total comprehensive income (Restated)									1,928
Common stock dividends ($1.68 per share in 2003)	—	—	—	—	—	(1,646)	—	—	(1,646)
Preferred stock:
Preferred dividends	—	—	—	—	—	(150)	—	—	(150)
Preferred stock issued	29	—	1,430	—	(13)	—	—	—	1,417
Treasury stock:
Treasury stock acquired	—	(22)	—	—	—	—	—	(1,390)	(1,390)
Treasury stock issued for stock options and benefit plans	—	3	—	—	61	—	—	149	210

Balance as of December 31, 2003 (Restated)	82	970	4,108	593	1,985	27,923	5,315	(7,656)	32,268
Comprehensive income:
Net income	—	—	—	—	—	4,967	—	—	4,967
Other comprehensive income, net of tax effect:
Unrealized losses on available-for-sale securities (net of tax of $483 million )	—	—	—	—	—	—	(897)	—	(897)
Reclassification adjustment for gains included in net income	—	—	—	—	—	—	(17)	—	(17)
Unrealized losses on guaranty assets and guaranty fee buy-ups (net of tax of $4 million)	—	—	—	—	—	—	(8)	—	(8)
Net cash flow hedging losses	—	—	—	—	—	—	(3)	—	(3)
Minimum pension liability (net of tax of $2 million)	—	—	—	—	—	—	(3)	—	(3)

Total comprehensive income									4,039
Common stock dividends ($2.08 per share in 2004)	—	—	—	—	—	(2,020)	—	—	(2,020)
Preferred stock:
Preferred dividends	—	—	—	—	—	(165)	—	—	(165)
Preferred stock issued	50	—	5,000	—	(75)	—	—	—	4,925
Treasury stock:
Treasury stock acquired	—	(7)	—	—	—	—	—	(523)	(523)
Treasury stock issued for stock options and benefit plans	—	6	—	—	72	—	—	306	378

Balance as of December 31, 2004	132	969	$9,108	$593	$1,982	$30,705	$4,387	$(7,873)	$38,902

See Notes to Consolidated Financial Statements.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Restatement of Previously Issued Financial Statements

Overview

As a result of an investigation by the Office of Federal Housing Enterprise Oversight (“OFHEO”) and a review of our accounting practices by the staff of the Securities and Exchange Commission (“SEC”), we filed a Form 8-K with the SEC in December 2004 stating that our previously filed interim and audited financial statements and the independent auditor’s reports thereon for the periods from January 2001 through the second quarter of 2004 should no longer be relied upon because such financial statements were prepared applying accounting practices that did not comply with generally accepted accounting principles (“GAAP”).

On May 23, 2006, OFHEO issued a report on its special examination of our business practices. On that date, we entered into settlements resolving matters with OFHEO and the SEC and agreed to pay a civil penalty of $400 million, which is recorded in “Other expenses” in the consolidated statement of income for the year ended December 31, 2004.

In 2006, we completed a comprehensive review of our accounting policies and practices to ensure that they are in compliance with GAAP. This review included an examination of accounting issues identified by OFHEO and other third parties, as well as issues identified by our management. As a result, we have restated our previously reported audited consolidated financial statements for the years ended December 31, 2003 and 2002. We have also restated our previously reported December 31, 2001 consolidated balance sheet to recognize corrected items that relate to periods prior to January 1, 2002. In these notes to the consolidated financial statements, we refer to those periods as the “restatement periods.”

Except as otherwise noted, all financial information presented in the consolidated financial statements for the years ended December 31, 2003 and 2002 and related notes are presented “as restated.” This note describes the accounting errors identified and corrected in our restatement adjustments. For a description of our significant accounting policies, see “Note 2, Summary of Significant Accounting Policies.”

Summary of Restatement Adjustments

We have classified our restatement adjustments into the seven primary categories as set forth below. These categories involve subjective judgments by management regarding classification of amounts and particular accounting errors that may fall within more than one category. While such classifications are not required under GAAP, management believes these classifications may assist investors in understanding the nature and impact of the corrections made in completing the restatement.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the impact of the restatement adjustments on net income available to common stockholders and basic and diluted earnings per share for the years ended December 31, 2003 and 2002.

	For the Year Ended December 31,
	2003	2002
	(Dollars in millions, except per share data)

Net income available to common stockholders, as previously reported	$7,755	$4,508
Restatement adjustments for:
Debt and derivatives	4,356	(5,877)
Commitments	(1,826)	5,387
Investments in securities	(332)	(715)
MBS trust consolidation and sale accounting	(226)	(59)
Financial guaranties and master servicing	175	178
Amortization of cost basis adjustments	(1,348)	135
Other adjustments	(926)	(343)

Total impact of restatement adjustments before federal income taxes, extraordinary gains (losses) and cumulative effect of change in accounting principle	(127)	(1,294)
Benefit for federal income taxes	(259)	(589)
Extraordinary gains, net of tax effect	195	—
Cumulative effect of a change in accounting principle, net of tax effect	(151)	—

Total impact of restatement adjustments	176	(705)

Net income available to common stockholders, as restated	$7,931	$3,803

Basic earnings per share:
As previously reported	$7.93	$4.54
Total impact of restatement adjustments	0.19	(0.71)

As restated	$8.12	$3.83

Diluted earnings per share:
As previously reported	$7.91	$4.52
Total impact of restatement adjustments	0.17	(0.71)

As restated	$8.08	$3.81

See the “Financial Statement Impact” section below for further details on the impact of the restatement adjustments in the consolidated financial statements for the restatement periods.

Debt and Derivatives

We identified five errors associated with our debt and derivatives. The most significant error was that we incorrectly designated derivatives as cash flow or fair value hedges for accounting and reporting purposes. For derivatives designated as cash flow hedges, this error resulted in the recognition of changes in the fair value of these derivatives in “Accumulated other comprehensive income” (“AOCI”) in the consolidated balance sheets instead of in the consolidated statements of income. For derivatives designated as fair value hedges, this error resulted in the recognition of changes in the fair value of the hedged items as fair value adjustments in the consolidated balance sheets and as gain or loss in the consolidated statements of income. In conjunction with the review of these transactions, we identified the following additional errors associated with our debt and derivatives: we incorrectly excluded foreign exchange derivatives from netting adjustments for transactions executed with the same counterparty; we did not record a small number of financial instruments as derivatives;

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

we incorrectly valued certain option-based and foreign exchange derivatives; and we incorrectly calculated interest expense by using inappropriate estimates in our amortization of debt cost basis adjustments.

The restatement adjustments associated with these errors resulted in a pre-tax increase in net income of $4.4 billion and a pre-tax decrease in net income of $5.9 billion for the years ended December 31, 2003 and 2002, respectively. In addition, we recorded a reduction in retained earnings of $10.6 billion as of December 31, 2001, which reflects derivative restatement adjustments for all periods prior to and including December 31, 2001. As such, the accumulation of all derivative adjustments through 2003 resulted in a cumulative reduction in retained earnings of $12.1 billion. This reduction in retained earnings, in combination with an incremental loss reflected in the 2004 consolidated financial statements of $729 million, resulted in a cumulative reduction in pre-tax net income of $12.9 billion, or $8.4 billion after tax, as of December 31, 2004. These restatement adjustments also impacted the consolidated balance sheets, resulting in a decrease in total assets of $5.0 billion and $3.7 billion as of December 31, 2003 and 2002, respectively, primarily from a reduction in “Deferred tax assets” as a result of no longer applying hedge accounting and deferring losses. Additionally, we decreased total liabilities by $9.1 billion and $9.0 billion as of December 31, 2003 and 2002, respectively, primarily from no longer recording debt at fair value due to the loss of hedge accounting as well as correcting the amortization of debt cost basis adjustments. The effect from the change in debt cost basis adjustments, in turn, had the effect of increasing the amount of “Debt extinguishment losses, net” recognized in the consolidated statements of income. Each of the errors that resulted in these adjustments is described below.

We incorrectly classified derivatives as cash flow or fair value hedges for accounting and reporting purposes, even though they did not qualify for hedge accounting treatment pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). The primary reasons for the loss of hedge accounting treatment were the improper use of the “shortcut” method as defined by SFAS 133 and inadequate assessments of hedge effectiveness and ineffectiveness measurement, both at hedge inception and at each reporting period thereafter. In other instances, hedging relationships were not properly documented at the inception of the hedge. Under cash flow hedge accounting, we initially recorded unrealized gains or losses on derivatives in AOCI in the consolidated balance sheets to be recognized into income in subsequent periods. Under fair value hedge accounting, we recorded unrealized gains or losses on derivatives in the consolidated statements of income offset by unrealized gains or losses on the asset or liability being hedged. The impact of correcting errors on derivatives that were previously classified as cash flow hedges resulted in the reversal of all previously recorded fair value adjustments in AOCI and the recognition of these fair value adjustments in “Derivatives fair value losses, net” in the consolidated statements of income. The impact of correcting errors on derivatives that were previously classified as fair value hedges resulted in the reversal of previously recorded fair value adjustments recorded on the hedged items. As the majority of these derivatives were designated as hedges against debt, the reversal of fair value adjustments resulted in a reduction of “Short-term debt” and “Long-term debt” in the consolidated balance sheets and changes in “Interest expense” in the consolidated statements of income. This error impacted all previously reported results and varied substantially from period to period based on the portfolio size and prevailing interest rates.

We incorrectly excluded foreign exchange derivatives from netting adjustments for transactions executed with the same counterparty where we had the legal right and intent to offset pursuant to Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 39, Offsetting of Amounts Related to Certain Contracts (an interpretation of APB Opinion No. 10 and FASB Statement No. 105) (“FIN 39”). As a result, the amounts of derivative assets and liabilities in the consolidated balance sheets were misstated. The impact of correcting this error changed the reported amount of derivative assets and liabilities in the consolidated balance sheets.

We did not record a small number of financial instruments that met the definition of a derivative pursuant to SFAS 133, which resulted in a misstatement of derivative assets and liabilities at fair value in the consolidated balance sheets. The correction of this error resulted in the recognition of derivative assets and liabilities at fair

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value with subsequent changes in the fair value of these derivatives recognized in the consolidated statements of income.

We incorrectly valued certain option-based and foreign exchange derivatives. We incorrectly valued certain option-based derivatives by using inaccurate volatility measures, which resulted in incorrect fair value adjustments to the previously reported consolidated financial statements. To correct this error, we revalued option-based derivatives with new volatility measures supported by market analysis and revalued foreign exchange derivatives. We also incorrectly recorded fair value adjustments on foreign exchange derivatives previously accounted for as fair value hedges. We recorded adjustments on these derivatives equal to foreign currency translation adjustments of our foreign denominated debt. These foreign exchange derivatives should have been independently recorded at fair value. The impact of correcting this error resulted in changes in the fair value gain or loss associated with these derivatives, which was recognized in the consolidated statements of income.

We incorrectly calculated interest expense by using inappropriate estimates in our amortization of debt cost basis adjustments. We amortized discounts, premiums and other deferred price adjustments by amortizing these amounts through the expected call date of the borrowings as opposed to amortizing these amounts through the contractual maturity date of the borrowings. Additionally, we utilized a convention in the calculation that was based on the average number of days of interest in a month regardless of the days contractually agreed upon. We corrected these errors by recalculating amortization of these costs through the contractual maturity date of the respective borrowings and using the contractual number of days in the month. The correction of these errors resulted in changes in the recognition of “Interest expense” and “Debt extinguishment losses, net” in the consolidated statements of income.

Commitments

We identified five errors associated with mortgage loan and security commitments. The most significant errors were that we did not record certain mortgage loan and security commitments as derivatives under SFAS 133 and we incorrectly classified mortgage loan and security commitments as cash flow hedges, which resulted in changes in fair value not being reflected in earnings. We also incorrectly interpreted SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”), and therefore we incorrectly recorded a transition adjustment in 2003. In conjunction with the review of these transactions, we identified the following additional errors associated with mortgage loan and security commitments: we did not record certain security commitments as securities and we incorrectly valued mortgage loan and security commitments.

The restatement adjustments associated with these errors resulted in a pre-tax decrease in net income of $1.8 billion and a pre-tax increase in net income of $5.4 billion for the years ended December 31, 2003 and 2002, respectively for a cumulative pre-tax increase in retained earnings of $4.0 billion as of December 31, 2003. This pre-tax increase, combined with a commitments-related gain of $135 million reflected in the 2004 consolidated financial statements, resulted in a cumulative pre-tax increase in retained earnings of $4.1 billion, as of December 31, 2004. The net impact on retained earnings, including tax effects and the $185 million after-tax charge to “Cumulative effect of change in accounting principle” as described below, was $2.5 billion as of December 31, 2004. After considering the increased amortization recognized in restatement attributable to the commitments adjustment, the total net impact of these commitment adjustments was an increase in retained earnings of $535 million, net of tax, as of December 31, 2004. Each of the errors that resulted in these adjustments is described below.

Prior to July 1, 2003, we did not record as derivatives mortgage loan and security commitments that were derivatives pursuant to SFAS 133, which resulted in a misstatement of our derivative assets and liabilities in the consolidated balance sheets. The impact of correcting this error resulted in the recognition of these commitments as derivatives at fair value in the consolidated balance sheets, with changes in the fair value of these commitments recorded in the consolidated statements of income. This error impacted previously reported results and varied substantially from period to period based on volume, prevailing interest rates and the market price of the underlying collateral. The correction of this error also resulted in recording cost basis adjustments

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to the acquired assets for the value of these derivatives as of their settlement date. These cost basis adjustments are amortized into interest income over the life of the acquired assets. The impact of this amortization is reflected in the “Amortization of Cost Basis Adjustments” section below.

We incorrectly classified mortgage loan and security commitments as cash flow hedges. The primary reasons we did not qualify for hedge accounting treatment were the lack of assessment of the effectiveness of the hedging relationship and the failure to adequately identify and document the forecasted transactions. As discussed above, under cash flow hedge accounting, we deferred unrealized gains or losses on derivatives in AOCI in the consolidated balance sheets. The impact of correcting this error resulted in the recognition of derivatives at fair value in the consolidated balance sheets, with changes in the fair value of these derivatives recognized in the consolidated statements of income. This error impacted previously reported results and varied substantially from period to period based on volume, prevailing interest rates and the market price of the underlying collateral.

As part of the adoption of SFAS 149 in 2003, we incorrectly recorded a SFAS 149 transition adjustment that was not required because the commitments for which the transition adjustment was recorded should previously have been accounted for as derivatives under SFAS 133 or as securities under Emerging Issues Task Force (“EITF”) Issue No. 96-11, Accounting for Forward Contracts and Purchased Options to Acquire Securities Covered by FASB Statement No. 115 (“EITF 96-11”). We also incorrectly recorded as derivatives certain multifamily mortgage loan commitments that did not qualify as derivatives. The transition adjustment originally recorded was an after-tax charge of $185 million in the consolidated statement of income for the year ended December 31, 2003 as a “Cumulative effect of change in accounting principle.” The impact of correcting these errors resulted in the removal of the fair value adjustments related to multifamily loan commitments and the reversal of the entire transition adjustment in the consolidated statement of income for the year ended December 31, 2003.

Prior to July 1, 2003, the effective date of SFAS 149, we did not account for certain qualifying security purchase commitments in the consolidated balance sheets pursuant to EITF 96-11, which resulted in a misstatement of “Investments in securities” and AOCI in the consolidated balance sheets and related “Investment losses, net” in the consolidated statements of income associated with these commitments. The impact of correcting this error resulted in the recognition of these commitments as either “trading” or “available-for-sale” (“AFS”) securities, and the recognition of changes in the fair value of the securities in “Investment losses, net” in the consolidated statements of income for trading securities or in AOCI in the consolidated balance sheets for AFS securities.

We incorrectly valued mortgage loan and security commitments that we recorded as derivatives by utilizing inconsistent or inaccurate pricing. We corrected this error by revaluing mortgage loan and security commitment derivatives. The impact of correcting this error resulted in changes in unrealized gains or losses associated with these commitments in the consolidated statements of income and corresponding changes in derivatives at fair value in the consolidated balance sheets.

Investments in Securities

We identified the accounting errors described below related to our investments in securities that resulted in a pre-tax decrease in net income of $332 million and $715 million for the years ended December 31, 2003 and 2002, respectively.

Classification and Valuation of Securities

We identified three errors associated with the classification and valuation of securities. The most significant error was that we incorrectly classified securities at acquisition as “held-to-maturity” (“HTM”) that we did not intend to hold to maturity, which resulted in not recognizing changes in the fair value of these securities in AOCI or earnings. As a result of our review of acquired securities, we derecognized all previously recorded HTM securities recorded at amortized cost and recognized at fair value $419.5 billion and $69.5 billion of AFS and trading securities, respectively, in 2003. Our holding of investments in trading securities is a

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

significant change from our previously reported consolidated financial statements, as the majority of our investments in securities were historically classified as HTM. As a part of our review of these transactions, we identified the following additional errors: we incorrectly valued securities and we incorrectly classified certain dollar roll repurchase transactions as short-term borrowings instead of purchases and sales of securities.

The restatement adjustments associated with these errors resulted in a pre-tax increase in net income of $148 million and a decrease of $90 million for the years ended December 31, 2003 and 2002, respectively. These restatement adjustments also impacted the consolidated balance sheets, resulting in an increase of $2.4 billion and $6.1 billion in total assets and an increase of $37 million and decrease of $324 million in total liabilities as of December 31, 2003 and 2002, respectively. Each of the errors that resulted in these adjustments is described below.

We incorrectly classified securities as HTM pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). SFAS 115 requires that securities be classified based on management’s investment intent on the date of acquisition and that securities originally designated as HTM can only be reclassified if specified criteria are met. Previously, we selected HTM as a default designation on the date we acquired the security. Subsequently, we would select classification as either HTM or AFS, at the end of the month in which the security was acquired. The effect of this error was that securities were incorrectly reclassified from HTM to AFS and the reclassification did not meet the criteria of SFAS 115 for such reclassification. The impact of correcting this error resulted in the classification of all securities previously classified as HTM securities as either AFS or trading securities, with changes in the fair value of securities classified as AFS recorded in AOCI and changes in the fair value of securities classified as trading recognized in “Investment losses, net” in the consolidated statements of income. We discontinued the use of the HTM designation during the restatement period. In our restatement process, we corrected this error using information contained within the historical trade system to determine the original investment intent for each security and the appropriate classification. Fair value adjustments related to “Investments in securities” resulted in an increase in AOCI of $2.3 billion and $6.4 billion for AFS securities as of December 31, 2003 and 2002, respectively, in the consolidated balance sheets and an additional loss of $100 million and a gain of $209 million for trading securities for the years ended December 31, 2003 and 2002, respectively, in “Investment losses, net” in the consolidated statements of income.

We had valuation errors associated with securities. We incorrectly recorded the cost basis for certain securities in connection with implementing a new settlement system in 2002. We also incorrectly accounted for certain securities on a settlement date basis rather than a trade date basis pursuant to Statement of Position (“SOP”) No. 01-6, Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others (“SOP 01-6”). In addition, we incorrectly valued our previously reported AFS securities. To correct these errors, we revalued securities and corrected the cost basis of the impacted securities. The impact of correcting these errors resulted in a change in the realized and unrealized gains or losses associated with these securities as well as amortization of the cost basis adjustments in “Interest income” in the consolidated statements of income. The impact of the amortization of the revised cost basis adjustments is reflected in the “Amortization of Cost Basis Adjustments” section below.

We enter into agreements referred to as “dollar roll repurchase transactions,” where we transfer mortgage-backed securities (“MBS”) in exchange for funds and agree to repurchase substantially the same securities at a future date. We incorrectly classified some dollar roll repurchase transactions as secured borrowings as these repurchase transactions did not qualify for secured borrowing treatment under SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 125”) and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125) (“SFAS 140”). For transactions that did not qualify for secured borrowing treatment, the impact of correcting the errors resulted in the reversal of “Short-term debt” in the consolidated balance sheets and the recognition of a sale or purchase of a security for each transaction, resulting in the recognition of gains and losses in “Investment losses, net” in the consolidated statements of income.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment of Securities

We identified the following errors associated with the impairment of securities: we did not assess certain types of securities for impairment and we did not assess interest-only securities and lower credit quality investments for impairment.

The restatement adjustments associated with these errors resulted in a pre-tax decrease in net income of $480 million and $625 million and a decrease in total assets of $1.2 billion and $872 million for the years ended December 31, 2003 and 2002, respectively. Each of the errors that resulted in these adjustments is described below.

We did not appropriately assess certain securities for impairment due to deteriorated credit quality of the securities’ underlying collateral and, in some cases, deteriorated credit quality of the securities’ issuer during the restatement period. Included in this population of securities were investments in manufactured housing bonds. Additionally, when we recorded impairment, in certain circumstances we did not use contemporaneous market prices where available. To correct these errors, we remeasured securities and assessed them for credit-related impairments. The impact of correcting these errors resulted in a change in the carrying amount of these securities in the consolidated balance sheets and a reduction in net income recorded in “Investment losses, net” in the consolidated statements of income.

We did not assess interest-only securities and lower credit quality investments for impairment pursuant to EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets (“EITF 99-20”). In certain instances, we incorrectly combined interest-only and principal-only certificates issued from securitization trusts for impairment evaluation purposes even though the interest-only certificates could not be, or had not been, legally combined into a single security. To correct this error, we assessed these securities separately for impairment. The impact of correcting this error resulted in a decrease in the carrying amount of these securities in the consolidated balance sheets and a reduction in net income recorded in “Investment losses, net” in the consolidated statements of income.

MBS Trust Consolidation and Sale Accounting

We identified three errors associated with MBS trust consolidation and sale accounting: we incorrectly recorded asset sales that did not meet sale accounting criteria; we did not consolidate certain MBS trusts that were not considered qualifying special purpose entities (“QSPE”) and for which we were deemed to be the primary beneficiary or sponsor of the trust; and we did not consolidate certain MBS trusts in which we owned 100% of the securities issued by the trust and had the ability to unilaterally cause the trust to liquidate.

The restatement adjustments associated with these errors resulted in a pre-tax decrease in net income of $226 million and $59 million for the years ended December 31, 2003 and 2002, respectively. This was the result of the net change in the value of the assets and liabilities that were recognized and derecognized in conjunction with consolidation or sale activity. These restatement adjustments also affected the consolidated balance sheets, resulting in an increase of $8.9 billion and $7.7 billion in total assets and an increase in total liabilities of $8.6 billion and $7.1 billion as of December 31, 2003 and 2002, respectively. Each of the errors that resulted in these adjustments is described below.

We incorrectly recorded asset sales that did not meet the sale accounting criteria set forth in SFAS 125 and SFAS 140, primarily because the assets were transferred to an MBS trust that did not meet the QSPE criteria. To correct this error, we reviewed our MBS trusts and accounted for the transfers of assets that did not meet the sale accounting criteria as secured borrowings. The impact of correcting this error resulted in the derecognition of retained interest and recourse obligations recorded upon transfer of the assets, the re-recognition of the transferred assets and the recognition of “Short-term debt” or “Long-term debt” in the consolidated balance sheets to the extent of any proceeds received in connection with the transfer of assets. Correcting this error also resulted in the reversal of any gains or losses related to these failed asset sales recorded in “Investment losses, net” in the consolidated statements of income.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We failed to consolidate MBS trusts that were not considered QSPEs and for which we were deemed to be the primary beneficiary or sponsor of the trust. These entities included those to which we transferred assets in a transaction that initially qualified as a sale and for QSPE status, but where the trust subsequently failed to meet the criteria to be a QSPE, primarily because our ownership interests in the trust exceeded the threshold permitted for a QSPE. Additionally, these entities included those where we were not the transferor of assets to the trust, but where the trust is not considered a QSPE and our investments or guaranty contracts provide us with the majority of the expected losses or residual returns, as defined by FIN No. 46 (revised December 2003), Consolidation of Variable Interest Entities (an interpretation of ARB No. 51) (“FIN 46R”). To correct this error, we consolidated these trusts, then deconsolidated trusts when they no longer required consolidation.

We incorrectly did not consolidate MBS trusts in which we owned or acquired over time 100% of the related securities issued by the trust and had the ability to unilaterally liquidate the trust. To correct this error, we consolidated those MBS trusts in which we had the unilateral ability to liquidate and deconsolidated these trusts when we no longer had the unilateral ability to liquidate.

Correcting these errors related to MBS trust consolidation and sale accounting resulted in a decrease in “Investments in securities” of $154.0 billion and $128.8 billion, an increase in “Mortgage loans” of $162.8 billion and $136.1 billion and an increase in debt of $9.9 billion and $7.5 billion as of December 31, 2003 and 2002, respectively.

In situations where we were required to consolidate an MBS trust, we derecognized the MBS recorded in the consolidated balance sheets as “Investments in securities” and recognized the underlying assets held by the trust, either as mortgage loans or mortgage-related securities. Loans that were consolidated from trusts in which we were the transferor have been classified as held for sale (“HFS”) and are recorded at the lower of cost or market, whereas loans that were consolidated from trusts in which we were not the transferor have been classified as held for investment (“HFI”) and recorded at amortized cost. Mortgage-related securities that were consolidated from trusts have been classified as AFS securities. We also derecognized assets and liabilities associated with our guaranty and master servicing arrangements associated with the consolidated MBS trusts and recognized these amounts as cost basis adjustments to “Mortgage loans” in the consolidated balance sheets, where applicable. The impact of the amortization of this cost basis adjustment is reflected in the “Amortization of Cost Basis Adjustments” section below. For consolidated MBS trusts in which we owned less than 100% of the related securities, we recorded short-term or long-term debt in the consolidated balance sheets for the portion of the security position due to third parties.

Correcting these errors related to MBS trust consolidation and sale accounting also impacted the consolidated statements of income. We recorded an additional loss of $230 million and $26 million in “Investments losses, net” in the consolidated statements of income for the years ended December 31, 2003 and 2002, respectively, primarily due to reversing previously recorded asset sales. As a result of adopting FIN 46R, we consolidated certain MBS trusts created prior to February 1, 2003 and recorded a $34 million gain in “Cumulative effect of change in accounting principle, net of tax effect” in the consolidated statement of income for the year ended December 31, 2003. For MBS trusts created after January 31, 2003 and that were consolidated due to the application of FIN 46R, we recorded a $195 million gain in “Extraordinary gains (losses), net of tax effect” in the consolidated statement of income for the year ended December 31, 2003, reflecting the difference between the fair value of the consolidated assets and liabilities and the carrying amount of our interest in the MBS trust. In addition, we recorded a decrease in “Guaranty fee income” of $247 million and $198 million and an increase in “Interest income” of $594 million and $710 million for the years ended December 31, 2003 and 2002, respectively, as a result of derecognizing our guaranty assets and obligations and recognizing cost basis adjustments to the consolidated mortgage loans and mortgage-related securities.

Additionally, two real estate mortgage investment conduit (“REMIC”) transactions were specifically identified and questioned by OFHEO regarding our intent for entering into the transactions and the timing of income recognition. Our review concluded that the historical treatment of accounting for these transfers was appropriate and consistently applied.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Guaranties and Master Servicing

We identified the accounting errors described below related to our financial guaranties and master servicing that resulted in a pre-tax increase in net income of $175 million and $178 million for the years ended December 31, 2003 and 2002, respectively.

Recognition, Valuation and Amortization of Guaranties and Master Servicing

We identified seven errors associated with the recognition, valuation and amortization of our guaranty and master servicing contracts. The most significant errors were that we incorrectly amortized guaranty fee buy-downs and risk-based pricing adjustments; we incorrectly valued our guaranty assets and guaranty obligations; we incorrectly accounted for buy-ups; we did not record credit enhancements associated with our guaranties as separate assets; and we incorrectly recorded adjustments to guaranty assets and guaranty obligations based on the amount of Fannie Mae mortgage-backed securities (“Fannie Mae MBS”) held in the consolidated balance sheets. In conjunction with the review of these issues, we identified the following additional errors: we did not record guaranty assets and guaranty obligations associated with our guaranties to MBS trusts in which we were the transferor of the trust’s underlying loans and we did not recognize master servicing assets and related deferred profit, where applicable.

The restatement adjustments associated with these errors resulted in a pre-tax increase in net income of $1.0 billion and $491 million for the years ended December 31, 2003 and 2002, respectively. These restatement adjustments also impacted the consolidated balance sheets, resulting in an increase of $144 million and $246 million in total assets and a decrease in total liabilities of $1.6 billion and $1.2 billion as of December 31, 2003 and 2002, respectively. Each of the errors that resulted in these adjustments is described below.

For guaranties entered into before January 1, 2003, the effective date of FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No.  34) (“FIN 45”), we made errors in applying amortization to up-front cash receipts associated with our guaranties, known as buy-downs and risk-based pricing adjustments, pursuant to SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (an amendment of FASB Statements No. 13, 60, and 65 and rescission of FASB Statement No. 17) (“SFAS 91”). The errors in amortization of these items are described in the “Amortization of Cost Basis Adjustments” section below. The impact of correcting these errors resulted in changes in the periodic recognition of “Guaranty fee income” in the consolidated statements of income. For guaranties entered into or modified after the adoption of FIN 45, buy-downs and risk-based pricing adjustments should have been recorded as an additional component of “Guaranty obligations” and amortized in proportion to the reduction to “Guaranty assets.” The impact of correcting this error resulted in changes in the carrying amount of “Other liabilities” and “Guaranty obligations” in the consolidated balance sheets and changes in the periodic recognition of “Guaranty fee income” in the consolidated statements of income.

We had valuation errors associated with our guaranty assets and guaranty obligations. We incorrectly included up-front cash payments associated with our guaranties, known as buy-ups, in the basis of our guaranty assets while also recording these buy-ups as a separate asset included in “Other assets” in the consolidated balance sheets. We recorded guaranty obligations equal to the recorded guaranty assets, including any buy-ups, when we should have independently measured guaranty obligations at fair value based on estimates of expected credit losses and recorded deferred profit associated with these arrangements. The impact of correcting these errors resulted in decreases in “Other assets” and “Guaranty obligations” in the consolidated balance sheets.

We did not correctly account for buy-ups. Historically, we accounted for buy-ups at amortized cost under the retrospective effective interest method pursuant to SFAS 91. However, since the recognition of income on a buy-up is subject to the risk that we may not substantially recover our investment due to prepayments, we should have subsequently measured the fair value of the buy-ups as if they were debt securities pursuant to

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS 140 and recorded imputed interest as a component of “Guaranty fee income” in the consolidated statements of income under the prospective interest method pursuant to EITF 99-20. The impact of correcting this error resulted in recording buy-ups at fair value as a component of “Other assets” in the consolidated balance sheets with changes in the fair value recorded in AOCI in the consolidated balance sheets.

In some transactions, we receive the benefit of lender-provided credit enhancements, such as lender recourse, in lieu of receiving a higher guaranty fee. Previously, we did not record these credit enhancements as assets in the consolidated balance sheets. The impact of correcting this error resulted in the recognition of credit enhancements as a component of “Other assets,” an offsetting increase to “Guaranty obligations,” and subsequent amortization of the credit enhancement as a component of “Other expenses” in the consolidated statements of income.

Historically, when we acquired a Fannie Mae MBS, we reduced the recorded guaranty asset and guaranty obligation by an amount equal to the pro rata portion of Fannie Mae MBS held in the consolidated balance sheets relative to the total amount of gross outstanding Fannie Mae MBS. In addition, we reclassified a pro rata portion of recorded guaranty fee income to interest income in an amount equal to the ratio of the Fannie Mae MBS held in the consolidated balance sheets relative to the total amount of gross outstanding Fannie Mae MBS. Because each Fannie Mae MBS trust to which we have a guaranty obligation, and from which we have the right to receive guaranty fees, is separate from us, we should not have reduced the recorded guaranty asset and guaranty obligation or reclassified guaranty fee income with respect to Fannie Mae MBS held in the consolidated balance sheets unless we had consolidated the related MBS trust. Correcting this error increased “Guaranty assets” and “Guaranty obligations” in the consolidated balance sheets, and resulted in a decrease in “Net interest income” of $948 million and $768 million and a corresponding increase in “Guaranty fee income” in the consolidated statements of income for the years ended December 31, 2003 and 2002, respectively.

We did not record certain retained interests as guaranty assets and certain recourse obligations as guaranty obligations in connection with the transfer of loans to MBS trusts for which we were the transferor pursuant to SFAS 125 and SFAS 140. To correct this error, we examined all of our guaranty arrangements in these transactions and recorded guaranty assets and guaranty obligations as applicable. The impact of correcting this error resulted in an increase in “Guaranty assets” and “Guaranty obligations” in the consolidated balance sheets with any remaining difference being recorded as a component of “Investment losses, net” in the consolidated statements of income.

We assume an obligation to perform certain limited master servicing activities in connection with securitizations and are compensated for assuming this obligation. We did not previously recognize master servicing assets and related deferred profit associated with our role as master servicer pursuant to SFAS 125 and SFAS 140. To correct this error, we reviewed our trust agreements to determine when we had master servicing responsibilities. The impact of correcting this error generally resulted in the recognition of master servicing assets as a component of “Other assets” and the recognition of a corresponding amount of deferred profit as a component of “Other liabilities,” with subsequent amortization and impairment recorded to “Fee and other income” in the consolidated statements of income.

Impairment of Guaranty Assets and Buy-ups

We identified the following errors associated with the impairment of guaranties: we did not assess guaranty assets or buy-ups for impairment in accordance with EITF 99-20 and SFAS 115, as appropriate.

The restatement adjustments related to impairments resulted in a pre-tax decrease in net income of $869 million and $313 million and a decrease in total assets of $1.8 billion and $1.1 billion for the years ended December 31, 2003 and 2002, respectively. Each of the errors that resulted in these adjustments is described below.

We did not assess guaranty assets for impairment. As a result, guaranty assets were overstated in previously issued financial statements. The impact of correcting this error resulted in a reduction to “Guaranty assets”

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with a proportional reduction to “Guaranty obligations” in the consolidated balance sheets. The impairment of the guaranty asset was fully offset by amortization of the guaranty obligation. While the impairment of the guaranty asset is categorized in this section, the proportionate reduction of the guaranty obligation is categorized in the “Recognition, Valuation and Amortization of Guaranties and Master Servicing” section above.

We did not assess buy-ups for impairment. As a result, “Other assets” and “Guaranty fee income” were overstated in previously issued financial statements. The impact of correcting this error resulted in a decrease in “Other assets” in the consolidated balance sheets and a decrease in “Guaranty fee income” in the consolidated statements of income.

Amortization of Cost Basis Adjustments

We identified multiple errors in amortization of mortgage loan and securities premiums, discounts and other cost basis adjustments. The most significant errors were that we applied incorrect prepayment speeds to cost basis adjustments; we aggregated dissimilar assets in computing amortization; and we incorrectly recorded cumulative amortization adjustments. Additionally, the correction of cost basis adjustments in other error categories, primarily settled mortgage loan and security commitments, resulted in the recognition of additional amortization. The errors that led to these corrected cost basis adjustments are described in the “Commitments,” “Investments in Securities” and “MBS Trust Consolidation and Sale Accounting” sections above.

The restatement adjustments relating to these amortization errors resulted in a pre-tax decrease in net income of $1.3 billion and a pre-tax increase in net income of $135 million for the years ended December 31, 2003 and 2002, respectively. Each of the errors that resulted in these adjustments is described below.

SFAS 91 requires the recognition of cost basis adjustments as an adjustment to interest income over the life of a loan or security by using the interest method and applying a constant effective yield (“level yield”). In calculating a level yield, we calculate amortization factors, based on prepayment and interest rate assumptions. Our method for estimating prepayment rates applied incorrect assumptions to certain assets.

In addition, we incorrectly aggregated dissimilar assets in computing amortization. Our amortization calculation aggregated loans with a wide range of coupon rates, which in some cases led to amortization results that did not produce an appropriate level yield over the life of the loans. To correct this error, we recalculated amortization of loans and securities factoring in prepayment and interest rate assumptions that were applied to the appropriate asset types. The impact of correcting these errors resulted in changes in the periodic recognition of interest income in the consolidated statements of income.

The manner in which we calculated and recorded the cumulative “catch-up” adjustment was inconsistent with the provisions of SFAS 91. The impact of correcting this error resulted in changes in the periodic recognition of interest income in the consolidated statements of income.

Other Adjustments

In addition to the previously noted errors, we identified and recorded other restatement adjustments related to accounting, presentation, classification and other errors that did not fall within the six categories described above.

The accumulation of the other restatement adjustments listed below resulted in a pre-tax decrease in net income of $926 million and $343 million for the years ended December 31, 2003 and 2002, respectively. Also, the other restatement adjustments impacted the consolidated balance sheets, resulting in an increase of $5.0 billion and $4.5 billion in total assets and an increase of $5.2 billion and $4.3 billion in total liabilities as of December 31, 2003 and 2002, respectively.

The following categories summarize the most significant other adjustments recorded as part of the restatement:

•	Accounting for partnership investments. We incorrectly accounted for a portion of our low-income housing tax credit (“LIHTC”) and other partnership investments using the effective yield method instead

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of using the equity method of accounting. The correction of this error resulted in changes in the carrying amount of these investments in the consolidated balance sheets, the recognition of our obligations to fund the partnerships, and changes in the income recognition on these investments in the consolidated statements of income. Additionally, we failed to consolidate a portion of the LIHTC and other partnership investments in which we were deemed to be the primary beneficiary pursuant to FIN 46R, which resulted in the reversal of any previously recorded investment and recognition of the underlying assets and liabilities of the entity in the consolidated balance sheets and, at the same time, we incorrectly consolidated some partnership investments which had the reverse effect. We also made errors in the capitalization of interest expense, measurement of impairment, and the recognition of our obligations to fund our partnership investments. The correction of these errors resulted in changes in the amount of interest expense and impairment recognized in the consolidated statements of income. Lastly, we made errors in the computation of net operating losses and tax credits allocated to us from these partnerships. The correction of these errors resulted in changes in “Deferred tax assets” in the consolidated balance sheets and changes in the “Provision for federal income taxes” in the consolidated statements of income. These restatement adjustments resulted in a pre-tax decrease in net income of $293 million and $199 million for the years ended December 31, 2003 and 2002, respectively. In addition to the tax provision recorded for the partnership investments restatement adjustments, we also recorded a decrease in federal income tax expense of $138 million and $206 million due to changes in the recognition and classification of related tax credits and net operating losses for the years ended December 31, 2003 and 2002, respectively. These restatement adjustments also impacted the consolidated balance sheets, resulting in an increase of $791 million and $1.2 billion in total assets and an increase of $878 million and $1.3 billion in total liabilities as of December 31, 2003 and 2002, respectively.

•	Classification of loans held for sale. We incorrectly classified loans held for securitization at a future date as HFI loans rather than HFS loans pursuant to SFAS No. 65, Accounting for Certain Mortgage Banking Activities (“SFAS 65”). Accordingly, we did not record lower of cost or market (“LOCOM”) adjustments on these loans. To correct this error, we recorded an adjustment to reclassify such loans from HFI to HFS and recorded an associated LOCOM adjustment. These restatement adjustments resulted in a pre-tax decrease in net income of $303 million and $40 million for the years ended December 31, 2003 and 2002, respectively.

•	Provision for credit losses. We incorrectly recorded the “Provision for credit losses” due to errors associated with the “Allowance for loan losses,” “Reserve for guaranty losses,” real estate owned (“REO”) and troubled debt restructurings (“TDR”).

—	We made errors in developing our estimates of the “Allowance for loan losses” and the “Reserve for guaranty losses,” which resulted in an understatement of the provision for credit losses. These errors were primarily related to the use of inappropriate data in the calculation of the allowance and reserve, such as incorrect loan populations, inaccurate default statistics and inaccurate loss severity in the event that loans default. We also made judgmental adjustments to the calculated allowance without adequate support and incorrectly included an estimate of credit enhancement collections in the estimate of the “Allowance for loan losses.” Estimates of recoveries from credit enhancements that were not entered into contemporaneously or in contemplation of a guaranty or loan purchase should not have been included in the overall estimate of the allowance or the reserve. As a result of misclassifying certain loans as HFI, we incorrectly recorded an “Allowance for loan losses” on these loans. Finally, we did not properly allocate the reserve between the “Allowance for loan losses” and the “Reserve for guaranty losses.” To correct these errors, we recalculated the allowance and reserve with updated information and supportable data, reviewed and documented any judgmental adjustments and appropriately applied estimates of recoveries from credit enhancements to the loan population.

—	We made errors in calculating loan charge-off amounts. These errors were related to REO and foreclosed property expense, including making inappropriate determinations of the initial cost basis of

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

REO assets at foreclosure, as well as not expensing costs related to foreclosure activities in the proper periods. To correct these errors, we reviewed REO and foreclosed property expense to determine and record the appropriate cost basis and timing of charge-offs and expense recognition. We also incorrectly recognized insurance proceeds in excess of estimated charge-off at foreclosure and fair value gains above the recorded investment of REO properties as recoveries to the allowance and the reserve. To correct this error, we recalculated the allowance and reserve.

—	We historically did not recognize modifications that granted concessions to borrowers as TDRs pursuant to SFAS No. 114, Accounting by Creditors for Impairment of a Loan (an amendment of FASB Statement No. 5 and 15) (“SFAS 114”). To correct this error, we recognized these modifications as TDRs and recorded an adjustment to the “Allowance for loan losses” and the “Provision for credit losses” in the consolidated balance sheets and consolidated statements of income, respectively.

The restatement adjustments associated with these errors resulted in a pre-tax decrease in net income of $278 million and $201 million as well as an increase in the provision for credit losses of $273 million and $164 million for the years ended December 31, 2003 and 2002, respectively.

•	Early funding. We offer early funding options to lenders that allow them to receive cash payments for mortgage loans that will be securitized into Fannie Mae MBS at a future date. A corresponding forward commitment to sell the security that will be backed by the mortgage loans is required to be delivered with the mortgage loans and is executed on the settlement date of the commitment. We incorrectly recorded these transactions as HFS loans prior to the actual creation of the Fannie Mae MBS when we were the intended purchaser of the MBS. The impact of correcting this error was to remove any previous HFS loans from these transactions and record the transactions as “Advances to lenders,” carried at amortized cost, in the consolidated balance sheets, resulting in a decrease of $4.7 billion and $20.5 billion in “Mortgage loans” with a corresponding increase in “Advances to lenders” as of December 31, 2003 and 2002, respectively.

•	Collateral associated with derivatives contracts. We did not record cash collateral we received associated with some derivatives contracts. The impact of correcting this error was to record additional “Cash and cash equivalents” and “Restricted cash” of $3.4 billion and $1.1 billion and a corresponding liability to our derivative counterparties in “Other liabilities” as of December 31, 2003 and 2002, respectively.

The following items, while restatement errors, were not individually significant to the consolidated financial statements for the restatement period:

•	Accounting for reverse mortgages. We made errors in accounting for reverse mortgages. When computing interest income on reverse mortgages we did not use the expected life of the borrower and house price expectations in the interest income calculations and did not apply the retrospective level yield method. To correct this error, we recalculated interest income for these mortgages and recorded the change in “Interest income” in the consolidated statements of income. We also incorrectly recorded loan loss reserves on these mortgages. To correct this error, we adjusted the “Allowance for loan losses” and the “Provision for credit losses” in the consolidated balance sheets and consolidated statements of income, respectively.

•	Accrued interest on delinquent loans. We incorrectly included a recovery rate, which was based on historic trends of loans that subsequently changed to current payment status, in calculating accrued interest on delinquent loans. The effect of this error was to record interest income on loans that should have been on nonaccrual status. The correction of this error resulted in the reversal of interest income recorded in the periods when loans should have been on nonaccrual status.

•	Amortization of prepaid mortgage insurance. We amortized prepaid mortgage insurance over a period that is not representative of the period in which we received the benefits of the mortgage insurance. To correct this error, we recalculated amortization of this mortgage insurance and recorded the difference in “Other expenses” in the consolidated statements of income.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Computation of interest income. We incorrectly calculated interest income on certain investments. The calculations utilized a convention that was based on the average number of days of interest in a month regardless of the actual number of days in the month. We corrected the calculation of interest using the actual number of days in the month and adjusted the timing of interest income recognition.

•	Mortgage insurance contract. We entered into a mortgage insurance contract that did not transfer sufficient underlying risk of economic loss to the insurer and therefore did not qualify as mortgage insurance for accounting purposes. We incorrectly amortized the premiums paid as an expense. To correct this error, we recorded premiums paid on the policy as a deposit, reducing such deposit as recoveries from the policy were received.

•	Stock-based compensation. We made errors in the computation and classification of stock-based compensation, including the misclassification of some awards as non-compensatory when they were compensatory. The impact of correcting these errors resulted in the recognition of additional “Salaries and employee benefits expense” in the consolidated statements of income, a decrease in “Other liabilities” and an increase in “Additional paid-in capital” in the consolidated balance sheets. None of these errors related to awards that were not properly authorized and priced.

In addition to the specified errors listed and described above, we recognized other restatement adjustments related to our revised accounting policies and practices. These adjustments, both individually and in the aggregate, did not have a significant impact on the consolidated financial statements.

As a result of our restatement adjustments, our effective tax rate decreased from the previously reported 26% to 24% for the year ended December 31, 2003 and from the previously reported 24% to 18% for the year ended December 31, 2002. These decreases resulted from errors in our tax provision relating primarily to the recognition of higher levels of tax credits from our investment in affordable housing projects and changes to deferred tax balances. As a result, the change in the provision for federal taxes as a percentage of the change in pre-tax income was higher than the statutory federal rate or our effective tax rate. See “Note 11, Income Taxes” for our restated tax rate reconciliation. In addition, the tax effects were applied to each of the categories identified above to display each error category net of tax and with the earnings per share impact.

In addition to the consolidated financial statement errors discussed above, we incorrectly applied the treasury stock method in computing the weighted average shares pursuant to SFAS No. 128, Earnings per Share.  This resulted in a different number of weighted average dilutive shares outstanding being utilized in the earnings per share calculation. While common stock outstanding has not been restated, diluted EPS has been recalculated using the revised weighted average diluted shares.

We also identified errors in the presentation of business segments that were not in conformity with the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). For further information on this error, see “Note 15, Segment Reporting.”

We made errors in the fair value disclosure of financial instruments pursuant to SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), by incorrectly calculating the fair value of our derivatives, commitments and AFS securities, as described above. In addition, we incorrectly calculated the fair value of our guaranty assets and guaranty obligations, which affected the fair value of our whole loans. We also incorrectly calculated the fair value of our HTM securities and debt. For our guaranty obligations we did not appropriately consider an estimate of the return on capital required by a third party to assume our liability. Correcting this error resulted in an increase in our guaranty obligations of approximately $1.2 billion (net of tax) and a decrease in the fair value of our whole loans of approximately $200 million (net of tax). This increase in the fair value of our guaranty obligations, coupled with other fair value changes made in re-estimating the guaranty components, resulted in a decrease in the fair value of our net guaranty assets of approximately $1.7 billion (net of tax) as of December 31, 2003. For our HTM securities, we did not appropriately consider security characteristics and aggregation in developing our estimate of fair value. Correcting these errors resulted in a reduction in the fair value of these assets of approximately $800 million

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(net of tax) as of December 31, 2003, which was primarily due to changes in the estimated fair values of mortgage revenue bonds and REMICs. For our debt, we did not appropriately exclude certain commission costs associated with the issuance of new debt securities in creating the yield curve we used for estimating fair value. Correcting this error resulted in an increase in the estimated fair value of our debt of approximately $300 million (net of tax) as of December 31, 2003. For our out-of-the-money derivative options, we did not fully incorporate available market information that differentiates at-the-money volatilities from out-of-the-money volatilities in estimating fair value. Correcting the error resulted in a decrease in the estimated fair value of our derivatives of approximately $200 million (net of tax) as of December 31, 2003. To correct these errors, we recalculated the fair value of these items using new assumptions, observable data and appropriate levels of specificity. The impact of recalculating the estimated fair value of these items is reflected in “Note 19, Fair Value of Financial Instruments.”

Financial Statement Impact

The following tables display the net impact of restatement adjustments in the previously issued consolidated balance sheets, consolidated statements of income, consolidated statements of cash flows and regulatory capital for 2003 and 2002. In addition, we have included tables displaying the net impact of restatement adjustments on stockholders’ equity and in the consolidated balance sheet as of December 31, 2001. The following consolidated financial statements are presented in a condensed format.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Balance Sheet Impact

The following table displays the cumulative impact of the restatement on the condensed consolidated balance sheet through and as of December 31, 2003.

		Restatement Adjustments for:
						Financial
					MBS Trust	Guaranties
	As				Consolidation	and	Amortization		Total
	Previously	Debt and		Investments	and Sale	Master	of Cost Basis	Other	Restatement		As
	Reported(a)	Derivatives	Commitments	in Securities	Accounting	Servicing	Adjustments	Adjustments	Adjustments		Restated
	(Dollars in millions)

Assets:
Investments in securities	$712,763	$—	$3,479	$5,458	$(153,971)	$—	$(401)	$(258)	$(145,693	)(b)	$567,070
Mortgage loans	240,844	—	874	115	162,780	—	(519)	(5,033)	158,217	(c)	399,061
Derivative assets at fair value	8,191	(1,014)	8	—	—	—	—	33	(973	)(d)	7,218
Guaranty assets	5,666	—	—	—	(200)	(1,184)	—	—	(1,384	)(e)	4,282
Deferred tax assets	9,142	(2,221)	(2,613)	(646)	(175)	(106)	332	369	(5,060	)(f)	4,082
Other assets	32,963	(1,760)	3,097	(3,685)	487	(411)	10	9,861	7,599	(g)	40,562

Total assets	$1,009,569	$(4,995)	$4,845	$1,242	$8,921	$(1,701)	$(578)	$4,972	$12,706		$1,022,275

Liabilities and Stockholders’ Equity
Liabilities:
Debt	$958,064	$(6,748)	$—	$—	$9,906	$—	$—	$58	$3,216	(h)	$961,280
Derivative liabilities at fair value	1,600	1,632	(7)	—	—	—	—	—	1,625	(d)	3,225
Guaranty obligations	5,666	—	—	—	(796)	1,531	—	—	735	(i)	6,401
Other liabilities	21,815	(4,002)	(1)	37	(507)	(3,442)	39	5,157	(2,719	)(j)	19,096

Total liabilities	987,145	(9,118)	(8)	37	8,603	(1,911)	39	5,215	2,857		990,002

Minority interests in consolidated subsidiaries	51	—	—	—	—	—	—	(46)	(46)		5
Stockholders’ Equity:
Retained earnings	35,496	(8,079)	2,399	(1,106)	118	101	(688)	(318)	(7,573	)(k)	27,923
Accumulated other comprehensive income (loss)	(12,032)	12,202	2,454	2,311	200	109	71	—	17,347	(l)	5,315
Other stockholders’ equity	(1,091)	—	—	—	—	—	—	121	121		(970)

Total stockholders’ equity	22,373	4,123	4,853	1,205	318	210	(617)	(197)	9,895		32,268

Total liabilities and stockholders’ equity	$1,009,569	$(4,995)	$4,845	$1,242	$8,921	$(1,701)	$(578)	$4,972	$12,706		$1,022,275

(a)	Certain previously reported balances have been reclassified to conform to the current condensed consolidated balance sheet presentation, as described in “Note 2, Summary of Significant Accounting Policies.”

(b)	Reflects the impact of MBS trust consolidation and sale accounting; the derecognition of HTM securities at amortized cost and recognition of AFS and trading securities at fair value; the reversal of the SFAS 149 transition adjustment and recognition of revised securities commitment basis adjustments; the recognition of revised amortization on securities cost basis adjustments; and the derecognition of securities related to failed dollar roll repurchase transactions that did not meet the criteria for secured borrowing accounting.

(c)	Reflects the impact of MBS trust consolidation and sale accounting; the reclassification of “Mortgage loans” to “Advances to lenders;” the recognition of revised mortgage loan commitment basis adjustments; the recognition of the LOCOM adjustment for loans classified as HFS; and the recognition of revised amortization on mortgage loan cost basis adjustments.

(d)	Reflects the reclassification of interest rate swap accruals from accrued interest and recognition of derivative fair value adjustments.

(e)	Reflects the impairment of guaranty assets; the reversal of buy-up amounts included in the basis of the guaranty assets; and the derecognition of guaranty arrangements upon consolidation.

(f)	Reflects the impact of restatement adjustments on deferred taxes and the correction of tax credit-related errors associated with partnership investments.

(g)	Reflects the reclassification of interest rate swap accruals to “Derivative assets at fair value;” the reclassification of “Advances to lenders” from “Mortgage loans;” the impairment of buy-ups; the recognition of “Restricted cash” and

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

“Cash and cash equivalents” related to collateral received from derivatives counterparties; and the impact of cost basis transfers between error categories.

(h)	Reflects the reversal of previously recorded unrealized gains and losses on the hedged items associated with fair value hedges; the recognition of revised amortization of debt basis adjustments; and the recognition of short-term and long-term debt upon consolidation of MBS trusts in which we own less than 100% of the related securities.

(i)	Reflects the valuation adjustment related to the guaranty obligations; the reclassification of buy-downs and risk-based pricing adjustments from “Other liabilities;” and the derecognition of guaranty arrangements upon consolidation.

(j)	Reflects the reclassification of interest rate swap accruals to “Derivative liabilities at fair value;” the reversal of short-term debt associated with failed dollar roll repurchase transactions; the reclassification of buy-downs and risk-based pricing adjustments to “Guaranty obligations;” and the recognition of liabilities to derivative counterparties associated with restricted cash.

(k)	Reflects the recognition of derivative fair value adjustments to the consolidated statements of income and other income or expense related adjustments.

(l)	Reflects the reversal of previously recorded derivatives fair value adjustments and the recognition of unrealized gains (losses) on AFS securities and buy-ups.

The following table displays the cumulative impact of the restatement on the condensed consolidated balance sheet through and as of December 31, 2002.

		Restatement Adjustments for:
					MBS Trust	Financial
	As				Consolidation	Guaranties	Amortization		Total
	Previously	Debt and		Investments	and Sale	and Master	of Cost Basis	Other	Restatement		As
	Reported(a)	Derivatives	Commitments	in Securities	Accounting	Servicing	Adjustments	Adjustments	Adjustments		Restated
	(Dollars in millions)

Assets:
Investments in securities	$650,616	$—	$230	$33,278	$(128,809)	$—	$558	$(20,788)	$(115,531	)(b)	$535,085
Mortgage loans	206,905	—	683	(20,576)	136,097	—	(291)	1,552	117,465	(c)	324,370
Derivative assets at fair value	3,666	(297)	1,554	—	—	—	—	—	1,257	(d)	4,923
Deferred tax assets	8,053	(2,885)	(2,035)	(2,969)	(309)	(23)	(111)	279	(8,053	)(e)	—
Other assets	18,275	(501)	3,737	(4,539)	674	(864)	108	23,471	22,086	(f)	40,361

Total assets	$887,515	$(3,683)	$4,169	$5,194	$7,653	$(887)	$264	$4,514	$17,224		$904,739

Liabilities and Stockholders’ Equity
Liabilities:
Debt	$841,899	$(8,237)	$—	$—	$7,516	$—	$—	$115	$(606	)(g)	$841,293
Derivative liabilities at fair value	5,697	1,036	169	—	—	—	—	—	1,205	(d)	6,902
Other liabilities	23,631	(1,840)	220	(324)	(438)	(890)	58	4,228	1,014	(h)	24,645

Total liabilities	871,227	(9,041)	389	(324)	7,078	(890)	58	4,343	1,613		872,840
Stockholders’ Equity:
Retained earnings	29,385	(10,909)	3,771	(891)	39	(18)	188	73	(7,747	)(i)	21,638
Accumulated other comprehensive (loss) income	(11,792)	16,267	9	6,409	536	21	18	—	23,260	(j)	11,468
Other stockholders’ equity	(1,305)	—	—	—	—	—	—	98	98		(1,207)

Total stockholders’ equity	16,288	5,358	3,780	5,518	575	3	206	171	15,611		31,899

Total liabilities and stockholders’ equity	$887,515	$(3,683)	$4,169	$5,194	$7,653	$(887)	$264	$4,514	$17,224		$904,739

(a)	Certain previously reported balances have been reclassified to conform to the current condensed consolidated balance sheet presentation, as described in “Note 2, Summary of Significant Accounting Policies.”

(b)	Reflects the impact of MBS trust consolidation and sale accounting; the derecognition of HTM securities at amortized cost and recognition of AFS and trading securities at fair value, including commitments accounted for under EITF 96-11; the recognition of revised securities commitment basis adjustments; the recognition of revised amortization on securities cost basis adjustments; and the derecognition of securities related to failed dollar roll repurchase transactions that did not meet the criteria for secured borrowing accounting.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(c)	Reflects the impact of MBS trust consolidation and sale accounting; the reclassification of “Mortgage loans” to “Advances to lenders;” the recognition of mortgage loan commitment basis adjustments; the recognition of the LOCOM adjustment for loans classified as HFS; and the recognition of revised amortization on mortgage loan cost basis adjustments.

(d)	Reflects the reclassification of interest rate swap accruals from accrued interest and recognition of derivative fair value adjustments.

(e)	Reflects the impact of restatement adjustments on deferred taxes and the correction of tax credit-related errors associated with partnership investments.

(f)	Reflects the reclassification of interest rate swap accruals to “Derivative assets at fair value;” the reclassification of “Advances to lenders” from “Mortgage loans;” the impairment of buy-ups; the recognition of “Restricted cash” and “Cash and cash equivalents” related to collateral received from derivatives counterparties; and the impact of cost basis transfers between error categories.

(g)	Reflects the reversal of previously recorded unrealized gains and losses on hedged items associated with fair value hedges; the recognition of revised amortization of debt basis adjustments; and the recognition of short-term and long-term debt upon consolidation of MBS trusts in which we own less than 100% of the related securities.

(h)	Reflects the reclassification of interest rate swap accruals to “Derivative liabilities at fair value;” the reversal of short-term debt associated with failed dollar roll repurchase transactions; the correction of amortization of buy-downs and risk-based pricing adjustments; and the recognition of liabilities to derivative counterparties associated with restricted cash.

(i)	Reflects the recognition of derivative fair value adjustments to the consolidated statements of income and other income or expense related adjustments.

(j)	Reflects the reversal of previously recorded derivatives fair value adjustments and the recognition of unrealized gains (losses) on AFS securities and buy-ups.

The following table displays the cumulative impact of the restatement on the condensed consolidated balance sheet for all periods through and as of December 31, 2001.

	As	Total
	Previously	Restatement		As
	Reported(a)	Adjustments		Restated
	(Dollars in millions)

Assets:
Investments in securities	$602,429	$(99,093	)(b)	$503,336
Mortgage loans	172,127	106,710	(c)	278,837
Derivative assets at fair value	954	(130	)(d)	824
Deferred tax assets	3,821	(2,634	)(e)	1,187
Other assets	20,617	9,760	(f)	30,377

Total assets	$799,948	$14,613		$814,561

Liabilities and Stockholders’ Equity
Liabilities:
Debt	$757,510	$7,520	(g)	$765,030
Derivative liabilities at fair value	5,069	2,508	(d)	7,577
Other liabilities	19,251	(553	)(h)	18,698

Total liabilities	781,830	9,475		791,305

Stockholders’ Equity:
Retained earnings	26,175	(7,041	)(i)	19,134
Accumulated other comprehensive (loss) income	(7,065)	12,087	(j)	5,022
Other stockholders’ equity	(992)	92		(900)

Total stockholders’ equity	18,118	5,138		23,256

Total liabilities and stockholders’ equity	$799,948	$14,613		$814,561

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(a)	Certain previously reported balances have been reclassified to conform to the current condensed consolidated balance sheet presentation, as described in “Note 2, Summary of Significant Accounting Policies.”

(b)	Reflects the impact of MBS trust consolidation and sale accounting; the derecognition of HTM securities at amortized cost and recognition of AFS and trading securities at fair value, including commitments accounted for under EITF 96-11; the recognition of revised securities commitment basis adjustments; the recognition of revised amortization on securities cost basis adjustments; and the derecognition of securities related to failed dollar roll repurchase transactions that did not meet the criteria for secured borrowing accounting.

(c)	Reflects impact of MBS trust consolidation and sale accounting; the reclassification of “Mortgage loans” to “Advances to lenders;” the recognition of mortgage loan commitment basis adjustments; the recognition of the LOCOM adjustment for loans classified as HFS; and the recognition of revised amortization on mortgage loan cost basis adjustments.

(d)	Reflects the reclassification of interest rate swap accruals from accrued interest and recognition of derivative fair value adjustments.

(e)	Reflects the impact of restatement adjustments on deferred taxes and the correction of tax-credit related errors associated with partnership investments.

(f)	Reflects the reclassification of interest rate swap accruals to “Derivative assets at fair value;” the reclassification of “Advances to lenders” from “Mortgage loans;” the impairment of buy-ups; the recognition of “Restricted cash” and “Cash and cash equivalents” related to collateral received from derivatives counterparties; and the impact of cost basis transfers between error categories.

(g)	Reflects the reversal of previously recorded unrealized gains and losses on hedged items associated with fair value hedges; the recognition of revised amortization of debt basis adjustments; and the recognition of short-term and long-term debt upon consolidation of MBS trusts in which we own less than 100% of the related securities.

(h)	Reflects the reclassification of interest rate swap accruals to “Derivative liabilities at fair value;” the reversal of short-term debt associated with failed dollar roll repurchase transactions; the correction of amortization of buy-downs and risk-based pricing adjustments; and the recognition of liabilities to derivative counterparties associated with restricted cash.

(i)	Reflects the recognition of derivative fair value adjustments to the consolidated statements of income and other income or expense related adjustments.

(j)	Reflects the reversal of previously recorded derivatives fair value adjustments and the recognition of unrealized gains (losses) on AFS securities and buy-ups.

The following table displays the cumulative impact of the restatement on consolidated stockholders’ equity in the condensed consolidated balance sheet through and as of December 31, 2001.

			Accumulated
			Other		Other	Total
	Retained		Comprehensive		Stockholders’	Stockholders’
	Earnings		(Loss) Income		Equity	Equity
	(Dollars in millions)

December 31, 2001 balance, as previously reported	$26,175		$(7,065)		$(992)	$18,118
Restatement adjustments for:
Debt and derivatives	(10,622	)(a)	11,363	(b)	—	741
Commitments	413		1		—	414
Investments in securities	(660)		6,880	(c)	—	6,220
MBS trust consolidation and sale accounting	119		81		—	200
Financial guaranties and master servicing	(206)		268		—	62
Amortization of cost basis adjustments	154		—		—	154
Other adjustments	296		—		92	388

Pre-tax total impact of restatement adjustments	(10,506)		18,593		92	8,179
Tax impact (benefit) of restatement adjustments	(3,465)		6,506		—	3,041

Total impact of restatement adjustments	(7,041)		12,087		92	5,138

December 31, 2001 balance, as restated	$19,134		$5,022		$(900)	$23,256

(a)	Reflects the recognition of derivative fair value gains (losses) and revised amortization of debt cost basis adjustments.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b)	Reflects the reversal of previously recorded derivative fair value losses.

(c)	Reflects the recognition of net unrealized gains on AFS securities.

Statement of Income Impact

The following table displays the impact of the restatement on the December 31, 2003 condensed consolidated statement of income.

		Restatement Adjustments for:
					MBS Trust	Financial
	As				Consolidation	Guaranties	Amortization		Total
	Previously	Debt and		Investments	and Sale	and Master	of Cost Basis	Other	Restatement	As
	Reported(a)	Derivatives	Commitments	in Securities	Accounting	Servicing	Adjustments	Adjustments	Adjustments	Restated
	(Dollars in millions, except per share data)

Net interest income	$13,569	$8,098	$—	$(162)	$251	$(948)	$(1,355)	$24	$5,908	$19,477
Guaranty fee income	2,411	—	—	(1)	(247)	1,126	—	(8)	870	3,281
Investment losses, net	(123)	(53)	(280)	(241)	(230)	—	(1)	(303)	(1,108)	(1,231)
Derivatives fair value losses, net	(2,180)	(2,567)	(1,543)	—	—	—	—	1	(4,109)	(6,289)
Debt extinguishment losses, net	(2,261)	(430)	—	—	—	—	—	(1)	(431)	(2,692)
Loss from partnership investments	(336)	—	—	—	—	—	—	(301)	(301)	(637)
Fee and other income	1,076	(692)	(3)	72	—	14	—	(127)	(736)	340
Expenses	1,743	—	—	—	—	17	(8)	211	220	1,963

Income before federal income taxes, extraordinary gains (losses), and cumulative effect of change in accounting principle	10,413	4,356	(1,826)	(332)	(226)	175	(1,348)	(926)	(127)	10,286
Provision (benefit) for federal income taxes	2,693	1,525	(639)	(116)	(77)	56	(472)	(536)	(259)	2,434

Income before extraordinary gains (losses) and cumulative effect of change in accounting principle	7,720	2,831	(1,187)	(216)	(149)	119	(876)	(390)	132	7,852
Extraordinary gains (losses), net of tax effect	—	—	—	—	195	—	—	—	195	195
Cumulative effect of change in accounting principle, net of tax effect	185	—	(185)	—	34	—	—	—	(151)	34

Net income	7,905	2,831	(1,372)	(216)	80	119	(876)	(390)	176	8,081
Preferred stock dividends and issuance costs at redemption	(150)	—	—	—	—	—	—	—	—	(150)

Net income available to common stockholders	$7,755	$2,831	$(1,372)	$(216)	$80	$119	$(876)	$(390)	$176	$7,931

Basic earnings per share	$7.93	$2.90	$(1.40)	$(0.22)	$0.08	$0.13	$(0.90)	$(0.40)	$0.19	$8.12

Diluted earnings per share	$7.91	$2.89	$(1.40)	$(0.22)	$0.08	$0.12	$(0.89)	$(0.41)	$0.17	$8.08

(a)	Certain amounts have been reclassified to conform to the current condensed income statements presentation, as described in “Note 2, Summary of Significant Accounting Policies.”

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays the impact of the restatement on the December 31, 2002 condensed consolidated statement of income.

		Restatement Adjustments for:
					MBS Trust	Financial
	As				Consolidation	Guaranties	Amortization		Total
	Previously	Debt and		Investments	and Sale	and Master	of Cost Basis	Other	Restatement	As
	Reported(a)	Derivatives	Commitments	in Securities	Accounting	Servicing	Adjustments	Adjustments	Adjustments	Restated
	(Dollars in millions, except per share data)

Net interest income	$10,566	$8,317	$—	$(81)	$165	$(768)	$144	$83	$7,860	$18,426
Guaranty fee income	1,816	—	—	(1)	(198)	908	—	(9)	700	2,516
Investment gains (losses), net	24	(13)	189	(638)	(26)	—	2	(39)	(525)	(501)
Derivatives fair value losses, net	(4,545)	(13,572)	5,198	—	—	—	—	—	(8,374)	(12,919)
Debt extinguishment losses, net	(710)	(104)	—	—	—	—	—	—	(104)	(814)
Loss from partnership investments	(306)	—	—	—	—	—	—	(203)	(203)	(509)
Fee and other income	637	(505)	—	5	—	38	(19)	(67)	(548)	89
Expenses	1,434	—	—	—	—	—	(8)	108	100	1,534

Income before federal income taxes	6,048	(5,877)	5,387	(715)	(59)	178	135	(343)	(1,294)	4,754
Provision (benefit) for federal income taxes	1,429	(2,057)	1,886	(251)	(21)	63	47	(256)	(589)	840

Net income	4,619	(3,820)	3,501	(464)	(38)	115	88	(87)	(705)	3,914
Preferred stock dividends and issuance costs at redemption	(111)	—	—	—	—	—	—	—	—	(111)

Net income available to common stockholders	$4,508	$(3,820)	$3,501	$(464)	$(38)	$115	$88	$(87)	$(705)	$3,803

Basic earnings per share	$4.54	$(3.85)	$3.53	$(0.47)	$(0.04)	$0.12	$0.09	$(0.09)	$(0.71)	$3.83

Diluted earnings per share	$4.52	$(3.83)	$3.51	$(0.47)	$(0.04)	$0.12	$0.09	$(0.09)	$(0.71)	$3.81

(a)	Certain amounts have been reclassified to conform to the current condensed income statements presentation, as described below in “Note 2, Summary of Significant Accounting Policies.”

See the “Summary of Restatement Adjustments” section above for further details on the impact of the restatement errors on the consolidated statements of income.

Statement of Cash Flows Impact

The following table displays the impact of the restatement on the December 31, 2003 and 2002 consolidated statements of cash flows.

	For the Year Ended December 31, 2003			For the Year Ended December 31, 2002
	As	Total		As	Total
	Previously	Restatement	As	Previously	Restatement	As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
	(Dollars in millions)
Net cash provided by operating activities	$19,519	$38,704	$58,223	$12,848	$30,783	$43,631
Net cash used in investing activities	(115,801)	(36,946)	(152,747)	(71,426)	(42,162)	(113,588)
Net cash provided by financing activities	95,987	206	96,193	58,770	11,868	70,638

Net increase (decrease) in cash and cash equivalents	$(295)	$1,964	$1,669	$192	$489	$681

Cash and cash equivalents at beginning of the period	1,710	16	1,726	1,518	(473)	1,045

Cash and cash equivalents at end of the period	$1,415	$1,980	$3,395	$1,710	$16	$1,726

The restatement adjustments resulted in a net increase in “Cash and cash equivalents” of $2.0 billion and $489 million during the years ended December 31, 2003 and 2002, respectively. The restatement adjustment to increase cash and cash equivalents was the result of recognizing cash collateral associated with certain derivatives contracts, which was partially offset by classifying cash due to certain MBS trusts as restricted cash.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These restatement adjustments and errors in the prior cash flow presentation resulted in a net increase of $38.7 billion and $30.8 billion in cash flows from operating activities, a net decrease of $36.9 billion and $42.2 billion in cash flows from investing activities and a net increase of $206 million and $11.9 billion in cash flows from financing activities for the years ended December 31, 2003 and 2002, respectively. The primary causes of these changes were misclassifications of cash flows related to derivatives, trading securities and HFS loans, and an overstatement of cash flows from the sale of mortgage loans. In connection with the misapplication of hedge accounting, we incorrectly classified derivatives cash flows as investing and financing activities instead of as operating activities. We determined that we misapplied SFAS No. 102, Statement of Cash Flows—Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale (an amendment to FASB Statement No. 95), which requires cash flows from trading securities and HFS loans to be classified as operating cash flows. As previously discussed, we incorrectly recorded sales of mortgage loans to MBS trusts that did not meet the definition of a QSPE under SFAS 140, which resulted in a net overall increase in cash flows from investing activities.

Regulatory Capital Impact

The following table displays the impact of the restatement on regulatory capital as of December 31, 2003 and 2002.

	As of December 31,
	2003	2002
	(Dollars in millions)

Core capital, as previously reported	$34,405	$28,079
Total restatement adjustments	(7,452)	(7,648)

Core capital, as restated	$26,953	$20,431

Required minimum capital, as previously reported	$31,520	$27,203
Total restatement adjustments	296	485

Required minimum capital, as restated	$31,816	$27,688

Surplus of required minimum capital, as previously reported	$2,885	$877
Total restatement adjustments	(7,748)	(8,134)

Surplus (deficit) of required minimum capital, as restated	$(4,863)	$(7,257)

Required critical capital, as previously reported	$16,113	$13,880
Total restatement adjustments	148	246

Required critical capital, as restated	$16,261	$14,126

Surplus of required critical capital, as previously reported	$18,292	$14,199
Total restatement adjustments	(7,601)	(7,894)

Surplus of required critical capital, as restated	$10,691	$6,305

The restatement adjustments resulted in a net decrease in regulatory core capital of $7.5 billion and $7.6 billion as of December 31, 2003 and 2002, respectively. Additionally, the restatement adjustments of $7.7 billion and $8.1 billion as of December 31, 2003 and 2002, respectively, caused the previously reported surplus of required minimum capital to become a deficit.

Although we had a deficit of required minimum capital and the restatement adjustments decreased required critical capital by $7.6 billion and $7.9 billion as of December 31, 2003 and 2002, we maintained a surplus of required critical capital.

These changes in our regulatory capital measures were primarily the result of errors relating to our accounting for derivative instruments. As AOCI is not included in the calculation of required minimum or critical capital,

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the reclassification of net derivative losses from AOCI into net income had a significant negative impact on required minimum and critical capital, despite an increase in stockholders’ equity.

2.	Summary of Significant Accounting Policies

We are an entirely stockholder-owned corporation organized and existing under the Federal National Mortgage Association Charter Act, which we refer to as the “Charter Act” or our “charter” (the Federal National Mortgage Association Charter Act, 12 U.S.C. §1716 et seq.). We were established in 1938 as a U.S. government entity. We became a mixed-ownership corporation by legislation enacted in 1954, with our preferred stock owned by the federal government and our common stock held by private investors. We became a fully privately-owned corporation by legislation enacted in 1968. The U.S. government does not guarantee, directly or indirectly, our securities or other obligations. Our regulators include OFHEO, the Department of Housing and Urban Development (“HUD”), the SEC and the Department of Treasury.

We operate in the secondary mortgage market by purchasing mortgage loans and mortgage-related securities, including mortgage-related securities guaranteed by us, from primary market institutions, such as commercial banks, savings and loan associations, mortgage banking companies, securities dealers and other investors. We do not lend money directly to consumers. We provide additional liquidity in the secondary mortgage market by issuing guaranteed mortgage-related securities.

We operate under three business segments: Single-Family Credit Guaranty, Housing and Community Development (“HCD”) and Capital Markets. Our Single-Family Credit Guaranty segment generates revenue primarily from the guaranty fees we charge to compensate us for assuming the credit risk on the mortgage loans underlying guaranteed Single-Family Fannie Mae MBS. Our HCD segment generates revenue from a variety of sources including multifamily guaranty and transaction fees, bond credit enhancement fees, and investments in LIHTC and other housing partnerships. In addition, our HCD segment provides capital for housing projects that, among other things, generate tax credits. Our Capital Markets segment invests in mortgage loans, mortgage-related securities and liquid investments and generates interest income from those assets.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the amounts of revenues and expenses during the reporting period. Management has made significant estimates in a variety of areas, including but not limited to, valuation of certain financial instruments and other assets and liabilities, amortization of deferred price adjustments, the allowance for loan losses and reserve for guaranty losses, and assumptions used in the calculation of expected losses and/or expected residual returns in certain variable interest entities for consolidation determinations. Actual results could be different from these estimates.

Principles of Consolidation

The consolidated financial statements include our accounts as well as other entities in which we have a controlling financial interest. All significant intercompany balances and transactions have been eliminated.

In addition to voting interests in an entity, a controlling financial interest may also exist in entities through arrangements that do not involve voting interests. Beginning in 2003, we began evaluating entities deemed to be variable interest entities (“VIE”) under FIN 46R to determine when we must consolidate the assets, liabilities and non-controlling interests of a VIE. A VIE is an entity (i) that has total equity at risk that is not sufficient to finance its activities without additional subordinated financial support from other entities, (ii) where the group of equity holders does not have the ability to make significant decisions about the entity’s activities, or the obligation to absorb the entity’s expected losses or the right to receive the entity’s expected residual returns, or both, or (iii) where the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected residual returns of the entity, or both, and substantially all of the entity’s activities either involve or are conducted on behalf of an

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investor that has disproportionately few voting rights. The primary types of entities we evaluate under FIN 46R include those special purpose entities (“SPEs”) established to facilitate the securitization of mortgage assets in which we have the unilateral ability to liquidate the trust, those SPEs that do not meet the QSPE criteria, our LIHTC partnerships, other tax partnerships and other entities that meet the VIE criteria.

If an entity is a VIE, we determine if our variable interest causes us to be considered the primary beneficiary. We are the primary beneficiary and would consolidate the entity if we absorbed the majority of expected losses or expected residual returns, or both. In making the determination as to whether we are the primary beneficiary, we evaluate the design of the entity, including the risks that cause variability, the purpose for which the entity was created, and the variability that the entity was designed to create and pass along to its interest holders. When the primary beneficiary cannot be identified through a qualitative analysis, we use internal cash flow models, which may include Monte Carlo simulations, to compute and allocate expected losses or residual returns to each variable interest holder. The allocation of expected cash flows is based upon the relative contractual rights and preferences of each interest holder in the VIE’s capital structure. When it is determined that we are the primary beneficiary of a VIE, we initially record the assets and liabilities of the VIE in the consolidated financial statements at the current fair value. For entities that hold only financial assets, any difference between the current fair value and the previous carrying amount of our interests in the VIE is recorded as “Extraordinary gains (losses), net of tax effect” in the consolidated statements of income. If we are determined to be the primary beneficiary when the VIE is created, we initially record the assets and liabilities of the VIE in the consolidated financial statements by carrying over our investment in the VIE to the consolidated assets and liabilities and no gain or loss is recorded.

If a consolidated VIE subsequently should not be consolidated because we cease to be deemed the primary beneficiary or we qualify for one of the scope exceptions of FIN 46R (for example, the entity is a QSPE in which we no longer have the unilateral ability to liquidate), we deconsolidate the VIE by carrying over our net basis in the consolidated assets and liabilities to our investment in the VIE.

As a result of our adoption of FIN 46R in 2003, we recorded a cumulative effect of a change in accounting principle of $34 million, net of taxes, related to the difference between the net amount added to the consolidated balance sheet and the amount of previously recognized interest in the newly consolidated entity.

Prior to our adoption of FIN 46R, the decision of whether to consolidate SPEs for which we did not have the unilateral ability to liquidate or that did not meet the criteria to be a QSPE primarily included consideration of whether a third party had made a substantive equity investment in an SPE, which party had voting rights, if any, which party made decisions about the assets in an SPE, which party was at risk of loss and whether we were the sponsor of an SPE. We consolidated an SPE if we retained or acquired control over the risks and rewards of the assets in the SPE of which we were the sponsor. We also consolidated an SPE if we had the unilateral ability to liquidate. We consolidated the SPE by carrying over our basis in the investment in the SPE to the consolidated assets and liabilities of the SPE. No gain or loss was recorded in connection with the consolidation of SPEs prior to the effective date of FIN 46R.

Investments in LIHTC partnerships were evaluated for consolidation, prior to the adoption of FIN 46R, in accordance with SOP 78-9, Accounting for Investments in Real Estate Ventures (“SOP 78-9”). We generally were not required to consolidate these partnerships because our limited partnership interest did not provide us with voting rights or control of the partnership.

Portfolio Securitizations

Portfolio securitizations involve the transfer of mortgage loans or mortgage-related securities from the consolidated balance sheets to a trust (an SPE) to create Fannie Mae MBS, REMICs or other types of beneficial interests. We account for portfolio securitizations in accordance with SFAS 140, which requires that we evaluate a transfer of financial assets to determine if such transfer qualifies as a sale. Transfers of financial assets for which we surrender control and receive compensation other than beneficial interests are recorded as sales. Upon completion of a transfer that qualifies as a sale, we derecognize all assets transferred. The

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

previous carrying amount of the transferred assets is allocated between the assets sold and the retained interests, if any, in proportion to their relative fair values at the date of transfer. A gain or loss is recorded as a component of “Investment losses, net” in the consolidated statements of income, which represents the difference between the allocated carrying amount of the assets sold and the proceeds from the sale, net of any liabilities incurred, which may include a recourse obligation for our financial guaranty. Retained interests are primarily in the form of Fannie Mae MBS, REMIC certificates, guaranty assets and master servicing assets (“MSA”).

Our retained interests in the form of Fannie Mae MBS, REMICs, or other types of beneficial interests are included in “Investments in securities” in the consolidated balance sheets. Our retained interests related to our guaranty are included in “Guaranty assets” in the consolidated balance sheets and a description of our subsequent accounting for these retained interests, as well as how we determine fair value for the guaranty assets, is included in the “Guaranty Accounting” section of this note. Our retained interests in the form of MSA are included as a component of “Other assets” in the consolidated balance sheets and a description of our subsequent accounting for these retained interests, as well as how we determine fair value for MSA, is included in the “Master Servicing” section of this note.

If a portfolio securitization does not meet the criteria for sale treatment, the transferred assets remain on the consolidated balance sheets and we record a liability to the extent of any proceeds we received in connection with such transfer.

Cash and Cash Equivalents and Statements of Cash Flows

Short-term highly liquid instruments with a maturity of three months or less that are readily convertible to cash are considered cash and cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value.

Additionally, we may pledge cash equivalent securities as collateral as discussed below. We record items that are specifically purchased as part of the liquid investment portfolio as “Investments in securities” in the consolidated balance sheets in accordance with SFAS No. 95, Statement of Cash Flows (“SFAS 95”).

We classify short-term U.S. Treasury Bills as “Cash and cash equivalents” in the consolidated balance sheets. The carrying value of these securities, which approximates fair value, was $507 million and $849 million as of December 31, 2004 and 2003, respectively.

The consolidated statements of cash flows are prepared in accordance with SFAS 95. In the presentation of the consolidated statements of cash flows, cash flows from derivatives that do not contain financing elements, mortgage loans held for sale, trading securities and guaranty fees, including buy-up and buy-down payments, are included as operating activities. Federal funds sold and securities purchased under agreements to resell are presented as investing activities, while federal funds purchased and securities sold under agreements to repurchase are presented as financing activities. Cash flows related to dollar roll repurchase transactions that do not meet the SFAS 140 requirements to be classified as secured borrowings are recorded as purchases and sales of securities in investing activities, whereas cash flows related to dollar roll repurchase transactions qualifying as secured borrowings pursuant to SFAS 140 are considered proceeds and repayments of short-term debt in financing activities.

Restricted Cash

When we collect cash that is due to certain MBS trusts in advance of our requirement to remit these amounts to the trust, we record the collected cash amount as “Restricted cash” in the consolidated balance sheets. As of December 31, 2004 and 2003, we had “Restricted cash” of $445 million and $284 million, respectively, related to such activity. We also have restricted cash related to certain collateral arrangements as described in the “Collateral” section of this note.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities Purchased under Agreements to Resell and Securities Sold under Agreements to Repurchase

We treat securities purchased under agreements to resell and securities sold under agreements to repurchase as secured financing transactions when the transactions meet all of the conditions of a secured financing in SFAS 140. We record these transactions at the amounts at which the securities will be subsequently reacquired or resold, including accrued interest. When securities purchased under agreements to resell or securities sold under agreements to repurchase do not meet all of the conditions of a secured financing, we account for the transactions as purchases or sales, respectively.

Investments in Securities

Securities Classified as Available-for-Sale or Trading

We classify and account for our securities as either AFS or trading in accordance with SFAS 115. Currently, we do not have any securities classified as HTM, although we may elect to do so in the future, but not earlier than December 31, 2006. AFS securities are measured at fair value in the consolidated balance sheets, with unrealized gains and losses included in AOCI. Trading securities are measured at fair value in the consolidated balance sheets with unrealized gains and losses included in “Investment losses, net” in the consolidated statements of income. Realized gains and losses on AFS and trading securities are recognized when securities are sold; are calculated based upon the specific cost of each security; and are recorded in “Investment losses, net” in the consolidated statements of income. Interest and dividends on securities, including amortization of the premium and discount at acquisition, are included in the consolidated statements of income. A description of our amortization policy is included in the “Amortization of Cost Basis and Guaranty Price Adjustments” section of this note. When we receive multiple deliveries of securities on the same day that are backed by the same pools of loans, we calculate the specific cost of each security as the average price of the trades that delivered those securities.

Fair value is determined using quoted market prices in active markets, when available. If quoted market prices are not available for particular securities, we use quoted market prices for similar securities that we adjust for directly observable or corroborated (i.e., information purchased from third-party service providers) market information. In the absence of observable or corroborated market data, we use internally developed estimates, incorporating market-based assumptions wherever such information is available. For securities whose quoted market prices in active markets are available, we use bid prices when there is a spread between the bid and ask prices.

Securities Accounted for Under EITF 99-20

We account for purchased and retained beneficial interests in securitizations in accordance with EITF Issue No. 99-20 when such beneficial interests carry a significant premium or are not of high credit quality (i.e., they have a rating below AA) at inception. We recognize the excess of all cash flows attributable to our beneficial interests estimated at the acquisition date over the initial investment amount (i.e., the accretable yield) as interest income over the life of those beneficial interests using the prospective interest method. We continue to estimate the projected cash flows over the life of those beneficial interests for the purposes of both recognizing interest income and evaluating impairment. We recognize an other-than-temporary impairment in the period in which the fair value of those beneficial interests has declined below their respective previous carrying amounts and an adverse change in our estimated cash flows has occurred. To the extent that there is not an adverse change in expected cash flows related to our beneficial interests, but the fair values of such beneficial interests have declined below their respective previous carrying amounts, we qualitatively assess them for other-than-temporary impairment pursuant to SFAS 115.

Other-Than-Temporary Impairment

We evaluate our investments for other-than-temporary impairment at least quarterly in accordance with SFAS 115 and other related guidance, including SEC Staff Accounting Bulletin Topic 5M, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities, and EITF Topic No. D-44,

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. We consider an investment to be other-than-temporarily impaired if its estimated fair value is less than its amortized cost and we have determined that it is probable that we will be unable to collect all of the contractual principal and interest payments or we will not hold such securities until they recover to their previous carrying amount. For equity investments that do not have contractual payments, we primarily consider whether their fair value has declined below their carrying amount. For all other-than-temporary impairment assessments, we consider many factors, including the severity and duration of the impairment, recent events specific to the issuer and/or the industry to which the issuer belongs, external credit ratings and recent downgrades, as well as our ability and intent to hold such securities until recovery.

We consider guaranties, insurance contracts or other credit enhancements (such as collateral) in determining whether it is probable that we will be unable to collect all amounts due according to the contractual terms of the debt security only if (i) such guaranties, insurance contracts or other credit enhancements provide for payments to be made solely to reimburse us for failure of the issuer to satisfy its required payment obligations, and (ii) such guaranties, insurance contracts or other credit enhancements are contractually attached to that security. Guaranties, insurance contracts or other credit enhancements are considered contractually attached if they are part of and trade with the security upon transfer of the security to a third party.

When we decide to sell an impaired investment and do not expect the fair value of the security to fully recover prior to the expected time of sale, we identify the security as other-than-temporarily impaired in the period the decision to sell is made.

Beginning in the second quarter of 2004, we agreed with OFHEO to a revised method of assessing securities backed by manufactured housing loans and by aircraft leases for other-than-temporary impairment. This revision was accounted for previously as a change in estimate. Using this revised method, we recognized other-than-temporary impairment when: (i) our estimate of cash flows projected a loss of principal or interest; (ii) a security was rated BB or lower; (iii) a security was rated BBB or lower and trading below 90% of net carrying amount; or (iv) a security was rated A or better but trading below 80% of net carrying amount. This method has not resulted in any impairment incremental to that determined pursuant to our overall SFAS 115 other-than-temporary impairment policy.

When we determine an investment is other-than-temporarily impaired, we write down the cost basis of the investment to its fair value and include the loss in “Investment losses, net” in the consolidated statements of income. The fair value of the investment then becomes its new cost basis. We do not increase the investment’s cost basis for subsequent recoveries in fair value.

In periods after we recognize an other-than-temporary impairment on debt securities, we use the prospective interest method to recognize interest income. Under the prospective interest method, we use the new cost basis and the expected cash flows from the security to calculate the effective yield.

Mortgage Loans

Upon acquisition, mortgage loans acquired that we intend to sell or securitize are classified as HFS while loans acquired that we have the ability and the intent to hold for the foreseeable future or until maturity are classified as HFI pursuant to SFAS 65. If the underlying assets of a consolidated VIE are mortgage loans, they are classified as HFS if we were initially the transferor of such loans; otherwise, such mortgage loans are classified as HFI.

Loans Held for Sale

Loans held for sale are reported at the lower of cost or market and typically only include single-family loans, because we do not generally sell or securitize multifamily loans from our own portfolio. Any excess of an HFS loan’s cost over its fair value is recognized as a valuation allowance, with changes in the valuation allowance recognized as “Investments losses, net” in the consolidated statements of income. Purchase premiums, discounts and/or other loan basis adjustments on HFS loans are deferred upon loan acquisition,

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

included in the cost basis of the loan, and are not amortized. We determine any LOCOM adjustment on HFS loans on a pool basis by aggregating those loans based on similar risks and characteristics, such as product types and interest rates.

In the event that HFS loans are reclassified to HFI, the loans are transferred at LOCOM on the date of transfer forming the new cost basis of such loans. Any LOCOM adjustment recognized upon transfer is recognized as a basis adjustment to the HFI loan.

Loans Held for Investment

HFI loans are reported at their outstanding unpaid principal balance adjusted for any deferred and unamortized basis adjustments, including purchase premiums, discounts and/or other cost basis adjustments. We recognize interest income on mortgage loans on an accrual basis using the interest method, unless we determine the ultimate collection of contractual principal or interest payments in full is not reasonably assured. When the collection of principal or interest payments in full is not reasonably assured, the loan is placed on nonaccrual status as discussed in the “Allowance for Loan Losses and Reserve for Guaranty Losses” section of this note.

Allowance for Loan Losses and Reserve for Guaranty Losses

The allowance for loan losses is a valuation allowance that reflects an estimate of incurred credit losses related to our recorded investment in HFI loans. The reserve for guaranty losses is a liability account in the consolidated balance sheets that reflects an estimate of incurred credit losses related to our guaranty to each MBS trust that we will supplement mortgage loan collections as required to permit timely payment of principal and interest due on the related Fannie Mae MBS. We recognize incurred losses by recording a charge to the provision for credit losses in the consolidated statements of income.

Credit losses related to groups of similar single-family and multifamily loans held for investment that are not individually impaired, or those that are collateral for Fannie Mae MBS, are recognized when (i) available information as of each balance sheet date indicates that it is probable a loss has occurred and (ii) the amount of the loss can be reasonably estimated in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”). Single-family and multifamily loans that we evaluate for individual impairment are measured in accordance with the provisions of SFAS 114. We record charge-offs as a reduction to the allowance for loan losses and reserve for guaranty losses when losses are confirmed through the receipt of assets such as cash or the underlying collateral in full satisfaction of our recorded investment in the mortgage loan.

Single-family Loans

We aggregate single-family loans (except for those that are deemed to be individually impaired pursuant to SFAS 114) based on similar risk characteristics for purposes of estimating incurred credit losses. Those characteristics include but are not limited to: (i) origination year; (ii) loan product type; and (iii) loan-to-value (“LTV”) ratio. By aggregating loans, there is not a single, distinct event that would result in an individual loan or pool of loans being impaired. Accordingly, to determine an estimate of incurred credit losses, we base our allowance and reserve methodology on the accumulation of a series of historical events and trends, such as loan severity, default rates and recoveries from mortgage insurance contracts that are contractually attached to a loan or other credit enhancements that were entered into contemporaneous with and in contemplation of a guaranty or loan purchase transaction. Our allowance calculation also incorporates a loss confirmation period (the anticipated time lag between a credit loss event and the confirmation of the credit loss resulting from that event) to ensure our allowance estimate captures credit losses that have been incurred as of the balance sheet date but have not been confirmed. In addition, management performs a review of the observable data used in its estimate to ensure it is representative of current economic conditions and other events existing at the balance sheet date. We consider certain factors when determining whether adjustments to the observable data used in our allowance methodology are necessary. These factors include, but are not limited to, levels of and trends in delinquencies; levels of and trends in charge-offs and recoveries; and terms of loans.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For both single-family and multifamily loans, the primary components of observable data used to support our allowance and reserve methodology include historical severity (the amount of charge-off loss recognized by us upon full satisfaction of a loan at foreclosure or upon receipt of cash in a pre-foreclosure sale) and historical loan default experience. The excess of our recorded investment in a loan, including recorded accrued interest, over the fair value of the assets received in full satisfaction of the loan is treated as a charge-off loss that is deducted from the allowance for loan losses or reserve for guaranty losses. Any excess of the fair value of the assets received in full satisfaction over our recorded investment in a loan at charge-off is applied first to recover any forgone, yet contractually past due, interest, then to “Foreclosed property expense (income)” in the consolidated statements of income. We also apply estimated proceeds from primary mortgage insurance that is contractually attached to a loan and other credit enhancements entered into contemporaneous with and in contemplation of a guaranty or loan purchase transaction as a recovery of our recorded investment in a charged-off loan, up to the amount of loss recognized as a charge-off. Proceeds from credit enhancements in excess of our recorded investment in charged-off loans are recorded in “Foreclosed property expense (income)” in the consolidated statements of income when received.

Multifamily Loans

Multifamily loans are identified for evaluation for impairment through a credit risk classification process and are individually assigned a risk rating. Based on this evaluation, we determine whether or not a loan is individually impaired pursuant to SFAS 114. If we deem a multifamily loan to be individually impaired, we measure impairment on that loan based on the fair value of the underlying collateral as such loans are considered to be collateral-dependent. If we determine that an individual loan that was specifically evaluated for impairment is not individually impaired, we include the loan as part of a pool of loans with similar characteristics evaluated collectively for impairment pursuant to SFAS 5.

We stratify loans into different risk rating categories based on the credit risk inherent in each individual loan. Credit risk is categorized based on relevant observable data about a borrower’s ability to pay, including reviews of current borrower financial information, operating statements on the underlying collateral, historical payment experience, collateral values when appropriate, and other related credit documentation. Multifamily loans that are categorized into pools based on their relative credit risk ratings are assigned certain default and severity factors representative of the credit risk inherent in each risk category. These factors are applied against our recorded investment in the loans, including recorded accrued interest associated with such loans, to determine an appropriate allowance. As part of our allowance process for multifamily loans, we also consider other factors based on observable data such as historical charge-off experience, loan size and trends in delinquency.

Nonaccrual Loans

We discontinue accruing interest on single-family loans when it is probable that we will not collect principal or interest on a loan, which we have determined to be the earlier of either: (i) payment of principal and interest becomes three months or more past due according to the loan’s contractual terms or (ii) in management’s opinion, collectibility of principal or interest is not reasonably assured. We place a multifamily loan on nonaccrual status using the same criteria; however, multifamily loans are assessed on an individual loan basis.

When a loan is placed on nonaccrual status, interest previously accrued but not collected becomes part of our recorded investment in the loan, and is collectively reviewed for impairment. We return a loan to accrual status when we determine that the collectibility of principal and interest is reasonably assured.

Restructured Loans

A modification to the contractual terms of a loan that results in a concession to a borrower experiencing financial difficulties is considered a TDR. A concession, due to credit deterioration, has been granted to a borrower when we determine that the effective yield based on the restructured loan term is less than the effective yield prior to the modification pursuant to EITF 02-4, Determining Whether a Debtor’s Modification

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

or Exchange of Debt Instruments is within the Scope of FASB Statement No. 15. Impairment of a loan restructured in a TDR is based on the excess of the recorded investment in the loan over the present value of the expected future cash inflows discounted at the loan’s original effective interest rate.

Loans modified that result in terms at least as favorable to us or those that are modified not as a result of a borrower experiencing financial difficulties are further evaluated to determine whether the modification is considered more than minor pursuant to SFAS 91 and EITF 01-7, Creditor’s Accounting for a Modification or Exchange of Debt Instruments. If the modification is considered more than minor, we treat the modification as an extinguishment of the previously recorded loan and recognition of a new loan and any unamortized basis adjustments on the previously recorded loan are recognized in the consolidated statements of income. Modifications that are not more than minor are accounted for as a continuation of the previously recorded loan.

Individually Impaired Loans

A loan is considered to be impaired when, based on current information, it is probable that we will not receive all amounts due, including interest, in accordance with the contractual terms of the loan agreement. When making our assessment as to whether a loan is impaired, we also take into account insignificant delays in payment. We consider loans with payment delays in excess of three consecutive months as more than insignificant and therefore impaired.

Individually impaired loans include those restructured in a TDR and certain multifamily loans. Our measurement of impairment on an individually impaired loan follows the method that is most consistent with our expectations of recovery of our recorded investment in the loan. When a loan has been restructured, we measure impairment using a discounted cash flow analysis using the loan’s original effective interest rate, as our expectation is that the loan will continue to perform under the restructured terms. When it is determined that the only source to recover our recorded investment in an individually impaired loan is through probable foreclosure of the underlying collateral, we measure impairment based on the fair value of the collateral, reduced by estimated disposal costs. Impairment recognized on individually impaired loans is part of our allowance for loan losses and reserve for guaranty losses.

Loans Purchased or Eligible to be Purchased from Trusts

For securitization trusts that include a Fannie Mae guaranty, we have the option to purchase from those trusts, at par plus accrued interest, loans that have been past due for three or more consecutive months. We record loans that we acquire from trusts to which we were not the transferor at the time of securitization at their acquisition price, or par value plus interest advanced on behalf of the borrower by the servicer while the loan was nonperforming in the trust and a portion of the “Reserve for guaranty losses” is reclassified to the “Allowance for loan losses” in the consolidated balance sheets.

For trusts where we were the transferror prior to April 2, 2003, we recorded loans eligible to be purchased from trusts at their acquisition price, or par value plus accrued interest and a portion of the “Reserve for guaranty losses” was reclassified to the “Allowance for loan losses” in the consolidated balance sheets. On or after April 2, 2003, when a loan becomes three or more months past due we record the loan in the consolidated balance sheets at fair value and a corresponding repurchase liability to the trust, pursuant to EITF 02-9, Accounting for Changes That Result in a Transferor Regaining Control of Financial Assets Sold (“EITF 02-9”).

Acquired Property, Net

“Acquired property, net” includes foreclosed property received in full satisfaction of a loan. We recognize foreclosed property upon the earlier of the loan foreclosure event or when we take physical possession of the property (i.e., through a deed in lieu of foreclosure transaction). Foreclosed property is initially measured at its fair value less estimated costs to sell. We treat any excess of our recorded investment in the loan over the fair value less estimated costs to sell the property as a charge-off to the “Allowance for loan losses.” Any excess of

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the fair value less estimated costs to sell the property over our recorded investment in the loan is recognized first to recover any forgone, contractually due interest, then to “Foreclosed property expense (income)” in the consolidated statements of income.

Properties that we do not intend to sell or that are not ready for immediate sale in their current condition are classified separately as held for use, and are depreciated and recorded in “Other assets” in the consolidated balance sheets. We report foreclosed properties that we intend to sell, we are actively marketing and are available for immediate sale in their current condition as held for sale. These properties are reported at the lower of their carrying amount or fair value less estimated selling costs, and are not depreciated. The fair value of our foreclosed properties is determined by third party appraisals, when available. When third party appraisals are not available, we estimate fair value based on factors such as prices for similar properties in similar geographical areas and/or assessment through observation of such properties. We recognize a loss for any subsequent write-down of the property to its fair value less estimated costs to sell through a valuation allowance with an offsetting charge to “Foreclosed property expense (income)” in the consolidated statements of income. A recovery is recognized for any subsequent increase in fair value less estimated costs to sell up to the cumulative loss previously recognized through the valuation allowance. Gains or losses on sales of foreclosed property are recognized through “Foreclosed property expense (income)” in the consolidated statements of income.

Guaranty Accounting

Our primary guaranty transactions result from mortgage loan securitizations in which we issue Fannie Mae MBS. The majority of our Fannie Mae MBS issuances fall within two broad categories: (i) lender swap transactions, where a lender delivers mortgage loans to us to deposit into a trust in exchange for our guaranteed Fannie Mae MBS backed by those mortgage loans and (ii) portfolio securitizations, where we securitize loans that were previously included in the consolidated balance sheets, and create guaranteed Fannie Mae MBS backed by those loans. As guarantor, we guarantee to each MBS trust that we will supplement mortgage loan collections as required to permit timely payments of principal and interest due on the related Fannie Mae MBS. This obligation represents an obligation to stand ready to perform over the term of the guaranty. Therefore, our guaranty exposes us to credit losses on the loans underlying Fannie Mae MBS.

Guaranties Issued in Connection with Lender Swap Transactions

The majority of our guaranty obligations arise from lender swap transactions. In a lender swap transaction, we receive a guaranty fee for our unconditional guaranty to the Fannie Mae MBS trust. We negotiate a contractual guaranty fee with the lender and collect the fee on a monthly basis based on the contractual rate multiplied by the unpaid principal balance of loans underlying a Fannie Mae MBS issuance. The guaranty fee we receive varies depending on factors such as the risk profile of the securitized loans and the level of credit risk we assume. In lieu of charging a higher guaranty fee for loans with greater credit risk, we may require that the lender pay an upfront fee to compensate us for assuming the additional credit risk. We refer to this payment as a risk-based pricing adjustment. Risk-based pricing adjustments do not affect the pass-through coupon remitted to Fannie Mae MBS certificate holders. In addition, we may charge a lower guaranty fee if the lender assumes a portion of the credit risk through recourse or other risk-sharing arrangements. We refer to these arrangements as credit enhancements. We also adjust the monthly guaranty fee so that the pass-through coupon rates on Fannie Mae MBS are in more easily tradable increments of a whole or half percent by making an upfront payment to the lender (“buy-up”) or receiving an upfront payment from the lender (“buy-down”).

FIN 45 requires a guarantor, at inception of a guaranty to an unconsolidated entity, to recognize a non-contingent liability for the fair value of its obligation to stand ready to perform over the term of the guaranty in the event that specified triggering events or conditions occur. We record this amount on the consolidated balance sheets as a component of “Guaranty obligations.” We also record a guaranty asset that represents the present value of cash flows expected to be received as compensation over the life of the guaranty. If the fair value of the guaranty obligation is less than the present value of the consideration we expect to receive,

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

including the fair value of the guaranty asset and any upfront assets exchanged, we defer the excess as deferred profit, which is recorded as an additional component of “Guaranty obligations.” If the fair value of the guaranty obligation exceeds the compensation received, we recognize a loss in “Guaranty fee income” in the consolidated statements of income at inception of the guaranty fee contract. We recognize a liability for estimable and probable losses for the credit risk we assume on loans underlying Fannie Mae MBS based on management’s estimate of probable losses incurred on those loans at each balance sheet date. We record this contingent liability in the consolidated balance sheets as “Reserve for guaranty losses.”

As we collect monthly guaranty fees, we reduce guaranty assets to reflect cash payments received and recognize imputed interest income on guaranty assets as a component of “Guaranty fee income” under the prospective interest method pursuant to EITF 99-20. We reduce the corresponding guaranty obligation, including the deferred profit, in proportion to the reduction in guaranty assets and recognize this reduction in the consolidated statements of income as an additional component of “Guaranty fee income.” We assess guaranty assets for other-than-temporary impairment based on changes in our estimate of the cash flows to be received. When we determine a guaranty asset is other-than-temporarily impaired, we write down the cost basis of the guaranty asset to its fair value and include the amount of the write-down in “Guaranty fee income” in the consolidated statements of income. Any other-than-temporary impairment recorded on guaranty assets results in a proportionate reduction in the corresponding guaranty obligations, including the deferred profit.

We account for buy-ups in the same manner as AFS securities. Accordingly, we record buy-ups in the consolidated balance sheets at fair value in “Other assets,” with any changes in fair value recorded in AOCI, net of tax. We assess buy-ups for other-than-temporary impairment based on the provisions of EITF 99-20 and SFAS 115. When we determine a buy-up is other-than-temporarily impaired, we write down the cost basis of the buy-up to its fair value and include the amount of the write-down in “Guaranty fee income” in the consolidated statements of income. Upfront cash receipts for buy-downs and risk-based price adjustments on and after January 1, 2003 are a component of the compensation received for issuing the guaranty and are recorded upon issuing a guaranty as an additional component of “Guaranty obligations,” for contracts with deferred profit, or a reduction of the loss recorded as a component of “Guaranty fee income,” for contracts where the compensation received is less than the guaranty obligation.

The fair value of the guaranty asset at inception is based on the present value of expected cash flows using management’s best estimates of certain key assumptions, which include prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved. These cash flows are projected using proprietary prepayment, interest rate, and credit risk models. Because the guaranty assets are like an interest-only income stream, the projected cash flows from our guaranty assets are discounted using interest spreads from a representative sample of interest-only trust securities. We then adjust the discounted cash flows for the less liquid nature of the guaranty asset as compared to the interest-only trust securities. The fair value of the obligation to stand ready to perform over the term of the guaranty represents management’s estimate of the amount that we would be required to pay a third-party of similar credit standing to assume our obligation. This amount is based on the present value of expected cash flows using management’s best estimates of certain key assumptions, which include default and severity rates and a market rate of return.

The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to our guaranties issued or modified after December 31, 2002. For lender swap transactions entered into prior to the effective date of FIN 45, we recognized guaranty fees in the consolidated statements of income as “Guaranty fee income” on an accrual basis over the term of the unconsolidated Fannie Mae MBS. We recognized a contingent liability under SFAS 5 based on management’s estimate of probable losses incurred on those loans at each balance sheet date. Upfront cash payments received in the form of risk-based pricing adjustments or buy-downs were deferred as a component of “Other liabilities” in the consolidated balance sheets and amortized into “Guaranty fee income” in the consolidated statements of income over the life of the guaranty

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

using the interest method prescribed in SFAS 91. The accounting for buy-ups was not changed when FIN 45 became effective.

Guaranties Issued in Connection with Portfolio Securitizations

In addition to retained interests in the form of Fannie Mae MBS, REMICs, and master servicing assets, we retain an interest in securitized loans in a portfolio securitization, which represents our right to future cash flows associated primarily with providing our guaranty. We account for the retained guaranty interest in a portfolio securitization in the same manner as AFS securities and record it in the consolidated balance sheets as a component of “Guaranty assets.” The fair value of the guaranty asset is determined in the same manner as the fair value of the guaranty asset in a lender swap transaction. We assume a recourse obligation in connection with our guaranty of the timely payment of principal and interest to the MBS trust that we measure and record in the consolidated balance sheets under “Guaranty obligations” based on the fair value of the recourse obligation at inception. Any difference between the guaranty asset and the guaranty obligation in a portfolio securitization is recognized as a component of the gain or loss on the sale of mortgage-related assets and is recorded as “Investment losses, net” in the consolidated statements of income.

We evaluate the component of the “Guaranty assets” that represents the retained interest in securitized loans for other-than-temporary impairment under EITF 99-20. We amortize and account for the guaranty obligations subsequent to the initial recognition in the same manner that we account for the guaranty obligations that arise under lender swap transactions and record a “Reserve for guaranty losses” for estimable and probable losses incurred on the underlying loans at each balance sheet date.

Fannie Mae MBS included in “Investments in securities”

When we own Fannie Mae MBS, we do not derecognize any components of the “Guaranty assets,” “Guaranty obligations,” “Reserve for guaranty losses,” or any other outstanding recorded amounts associated with the guaranty transaction because our contractual obligation to the unconsolidated MBS trust remains in force until the trust is liquidated, unless the trust is consolidated. We value Fannie Mae MBS based on their legal terms, which includes the Fannie Mae guaranty to the MBS trust, and continue to reflect the unamortized obligation to stand ready to perform over the term of our guaranty and any incurred credit losses in our “Guaranty obligations” and “Reserve for guaranty losses,” respectively. We disclose the aggregate amount of Fannie Mae MBS held as “Investments in securities” in the consolidated balance sheets as well as the amount of our “Reserve for guaranty losses” and “Guaranty obligations” that relates to Fannie Mae MBS held as “Investments in securities.”

Upon subsequent sale of a Fannie Mae MBS, we continue to account for any outstanding recorded amounts associated with the guaranty transaction on the same basis of accounting as prior to the sale of Fannie Mae MBS as no new assets were retained and no new liabilities have been assumed upon the subsequent sale.

Amortization of Cost Basis and Guaranty Price Adjustments

Cost Basis Adjustments

We account for cost basis adjustments, including premiums and discounts on mortgage loans and securities, in accordance with SFAS 91, which generally requires deferred fees and costs to be recognized as an adjustment to yield using the interest method over the contractual or estimated life of the loan or security. We amortize these cost basis adjustments into interest income for debt securities and loans held for investment. We do not amortize cost basis adjustments for loans that we classify as HFS but include them in the calculation of gain or loss on the sale of those loans.

We hold a large number of similar mortgage loans and mortgage-related securities backed by a large number of similar mortgage loans for which prepayments are probable and for which we can reasonably estimate the timing of such prepayments. We use prepayment estimates in determining periodic amortization of cost basis adjustments on substantially all mortgage loans and mortgage-related securities in our portfolio under the interest method using a constant effective yield. We include this amortization in “Interest income” in each

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

period. For the purpose of amortizing cost basis adjustments, we aggregate similar mortgage loans or mortgage-related securities with similar prepayment characteristics. We consider Fannie Mae MBS to be aggregations of similar loans for the purpose of estimating prepayments. We aggregate individual mortgage loans based upon coupon rate, product type and origination year for the purpose of estimating prepayments. For each reporting period, we recalculate the constant effective yield to reflect the actual payments and prepayments we have received to date and our new estimate of future prepayments. We adjust the net investment of our mortgage loans and mortgage-related securities to the amount at which they would have been stated if the recalculated constant effective yield had been applied since their acquisition.

We use the contractual terms to determine amortization if prepayments are not probable, we cannot reasonably estimate prepayments, or we do not hold a large enough number of similar loans or there is not a large number of similar loans underlying a security. For these loans, we cease amortization of cost basis adjustments during periods in which interest income on the loan is not being recognized because the collection of the principal and interest payments are not reasonably assured (that is, when a loan is placed on “nonaccrual” status).

Deferred Guaranty Price Adjustments

We applied the interest method using a constant effective yield to amortize all risk-based price adjustments and buy-downs in connection with our Fannie Mae MBS issued prior to January 1, 2003. We calculated the constant effective yield for deferred guaranty price adjustments based upon our estimate of the cash flows of the mortgage loans underlying the related Fannie Mae MBS, which includes an estimate of prepayments. For each reporting period, we recalculate the constant effective yield to reflect the actual payments and our new estimate of future prepayments. We adjust the carrying amount of deferred guaranty price adjustments to the amount at which they would have been stated if the recalculated constant effective yield had been applied since their inception.

For risk-based pricing adjustments and buy-downs that arose on Fannie Mae MBS issued after December 31, 2002, we record the cash received and increase “Guaranty obligations” by a similar amount.

Master Servicing

Upon a transfer of loans to us, either in connection with a portfolio purchase or a lender swap transaction, we enter into an agreement with the lender, or its designee, to continue to perform the day-to-day servicing of the mortgage loans, herein referred to as primary servicing. We assume an obligation to perform certain limited master servicing activities when these loans are securitized. These activities include assuming the ultimate obligation for the day-to-day servicing in the event of default by the primary servicer and certain ongoing administrative functions associated with the securitization. As compensation for performing these master servicing activities, we receive the right to the interest earned on cash flows from the date of remittance by the servicer to us until the date of distribution of such cash flows to MBS certificate holders.

We record an MSA as a component of “Other assets” when the present value of the estimated compensation for master servicing activities exceeds adequate compensation for such servicing activities. Conversely, we record a master servicing liability (“MSL”) as a component of “Other liabilities” when the present value of the estimated compensation for master servicing activities is less than adequate compensation. Adequate compensation is the amount of compensation that would be required by a substitute master servicer should one be required and is determined based on market information for such services.

An MSA is carried at LOCOM and amortized in proportion to net servicing income for each period. We record impairment of the MSA through a valuation allowance. When we determine an MSA is other-than-temporarily impaired, we write down the cost basis of the MSA to its fair value. We individually assess our MSA for impairment by reviewing changes in historical interest rates and the impact of those changes on the historical fair values of the MSA. We then determine our expectation of the likelihood of a range of interest rate changes over an appropriate recovery period using historical interest rate movements. We record an other-than-temporary impairment when we do not expect to recover the valuation allowance based on our expectation of the interest rate changes and their impact on the fair value of the MSA during the recovery

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

period. Amortization and impairment of the MSA are recorded as components of “Fee and other income” in the consolidated statements of income.

An MSL is carried at amortized cost and amortized in proportion to net servicing loss for each period. The carrying amount of the MSL is increased to fair value when the fair value exceeds the carrying amount. Amortization and valuation adjustments of the MSL are recorded as components of “Fee and other income” in the consolidated statement of income.

When we receive an MSA in connection with a lender swap transaction, we record a corresponding amount of deferred profit as a component of “Other liabilities” in the consolidated balance sheets. This deferred profit is amortized in proportion to the amortization of the MSA. We also record a reduction or recovery of the recorded deferred profit amount based on any changes to the valuation allowance associated with the MSA. Changes in the deferred profit amount, including amortization and reductions or recoveries to the valuation allowance, are recorded as a component of “Fee and other income” in the consolidated statements of income. When we incur an MSL in connection with a lender swap transaction, we record a corresponding loss as “Fee and other income” in the consolidated statements of income.

MSA and MSL recorded in connection with portfolio securitizations are recorded in the same manner as retained interests and liabilities incurred in a securitization, respectively. Accordingly, these amounts are a component of the calculation of gain or loss on the sale of assets.

The fair values of the MSA and MSL are based on the present value of expected cash flows using management’s best estimates of certain key assumptions, which include prepayment speeds, forward yield curves, adequate compensation, and discount rates commensurate with the risks involved. Changes in anticipated prepayment speeds, in particular, result in fluctuations in the estimated fair values of the MSA and MSL. If actual prepayment experience differs from the anticipated rates used in our model, this difference may result in a material change in the MSA and MSL fair values.

Other Investments

Unconsolidated investments in limited partnerships are primarily accounted for under the equity method of accounting pursuant to SOP 78-9. These investments include our LIHTC and other partnership investments. Under the equity method, our investment is increased (decreased) for our share of the investee’s net income (loss) reflected in “Income from partnership investments” in the consolidated statements of income, as well as increased for contributions made and reduced by distributions received.

For other unconsolidated investments, we apply the equity or cost method of accounting. Investments in entities where our ownership is between 20% and 50%, or which provide us the ability to exercise significant influence over the entity’s operations and management functions, are accounted for using the equity method. Investments in entities where our ownership is less than 20% and we have no ability to exercise significant influence over an entity’s operations are accounted for using the cost method. These investments are included as “Other assets” in the consolidated balance sheets.

We periodically review our investments to determine if a loss in value that is other-than-temporary has occurred. In these reviews, we consider all available information, including the recoverability of our investment, the earnings and near-term prospects of the entity, factors related to the industry, financial and operating conditions of the entity and our ability, if any, to influence the management of the entity.

Internally Developed Software

We incur costs to develop software for internal use. Certain direct development costs and software enhancements associated with internal-use software are capitalized, including external direct costs of materials and services, and internal labor costs directly devoted to these software projects under Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred. Such capitalized costs were $40 million, $85 million and $49 million for the years ended December 31, 2004, 2003

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and 2002, respectively. We recognize an impairment charge of these capitalized costs when, during the development stage of the project, we determine that the project is no longer probable of completion. For the years ended December 31, 2004 and 2002, we recognized impairment charges of $159 million and $3 million, respectively. No impairment charge was deemed necessary for 2003. Capitalized costs are included as “Other assets” in the consolidated balance sheets.

Commitments to Purchase and Sell Mortgage Loans and Securities

We enter into commitments to purchase and sell mortgage-related securities and to purchase single-family and multifamily mortgage loans. Commitments to purchase or sell some mortgage-related securities and to purchase single-family mortgage loans are derivatives under SFAS 133, as amended and interpreted. Our commitments to purchase multifamily loans are not derivatives under SFAS 133 because they do not provide for net settlement.

For those commitments that we account for as derivatives, we report them in the consolidated balance sheets at fair value in “Derivative assets at fair value” or “Derivative liabilities at fair value” and include changes in their fair value in “Derivatives fair value gains (losses), net” in the consolidated statements of income. When these commitments settle, we include their fair value on the settlement date in the cost basis of the security or loan that we purchase.

Regular-way securities trades provide for delivery of securities within the time generally established by regulations or conventions in the market in which the trade occurs and are exempt from SFAS 133. Commitments to purchase or sell To-Be-Announced (“TBA”) eligible Fannie Mae MBS that settle on the earliest regularly-scheduled settlement date are regular-way securities trades; therefore, we did not account for them as derivatives prior to July 1, 2003. Commitments to purchase securities that have not yet been issued, such as REMICs, are regular-way securities trades if their settlement date is the date the securities are issued. Each REMIC transaction is individually negotiated; therefore, the period between trade date and issuance date is the shortest period possible for these commitments and they are regular-way securities trades. On July 1, 2003, SFAS 149 amended the regular-way securities trade exception for commitments for securities that have not yet been issued and TBA-eligible mortgage-related securities. That amendment required companies to provide documentation that they expected commitments to physically settle. We did not provide such documentation; therefore, beginning July 1, 2003, we account for all commitments for securities not yet issued or TBA securities as derivatives unless such securities are recorded on the trade date.

Commitments to purchase securities that we do not account for as derivatives, such as those that qualified as regular-way securities trades, are accounted for as forward contracts to purchase securities under the guidance of EITF 96-11. These commitments are designated as AFS or trading at inception and accounted for in a manner consistent with SFAS 115 for that category of securities. For commitments to sell mortgage-related securities in trading activities that we do not account for as derivatives, we account for them at fair value and include them in “Other assets” or “Other Liabilities” in the consolidated balance sheets with unrealized gains and losses included in “Investment losses, net” in the consolidated statements of income.

Beginning January 1, 2002, we applied trade date accounting to commitments to purchase or sell existing securities when these commitments settle within the period of time that is customary in the market in which those trades take place.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the accounting standards that apply to our mortgage loan and securities commitments through December 31, 2004.

		January 1, 2001	July 1, 2003
		to	to
Commitment Type	Prior to 2001	June 30, 2003	December 31, 2004

Mortgage Loans	N/A	SFAS 133	SFAS 133

Securities	EITF 96-11	SFAS 133	SFAS 133
		EITF 96-11	SFAS 149 EITF 96-11

Derivative Instruments

We account for our derivatives pursuant to SFAS 133, as amended and interpreted, and recognize all derivatives as either assets or liabilities in the consolidated balance sheets at their fair value on a trade date basis. Derivatives in a gain position are reported in “Derivative assets at fair value” and derivatives in a loss position are recorded in “Derivative liabilities at fair value” in the consolidated balance sheets. We do not apply hedge accounting pursuant to SFAS 133; therefore, all fair value gains and losses on derivatives as well as interest accruals are recorded in “Derivatives fair value gains (losses), net” in the consolidated statements of income.

We offset the carrying amounts of derivatives in gain positions and loss positions with the same counterparty in accordance with FIN 39. We offset these amounts because the derivative contracts have determinable amounts, we have the legal right to offset amounts with each counterparty, that right is enforceable by law, and we intend to offset the amounts to settle the contracts.

Fair value is determined using quoted market prices in active markets, when available. If quoted market prices are not available for particular derivatives, we use quoted market prices for similar derivatives that we adjust for directly observable or corroborated (i.e., information purchased from third-party service providers) market information. In the absence of observable or corroborated market data, we use internally developed estimates, incorporating market-based assumptions wherever such information is available. For derivatives, we use a mid price when there is spread between a bid and ask price.

We evaluate financial instruments that we purchase or issue and other financial and non-financial contracts for embedded derivatives. To identify embedded derivatives that we must account for separately, we determine if: (i) the economic characteristics of the embedded derivative are not clearly and closely related to the economic characteristics of the financial instrument or other contract; (ii) the financial instrument or other contract (i.e., the hybrid contract) itself is not already measured at fair value with changes in fair value included in earnings; and (iii) whether a separate instrument with the same terms as the embedded derivative would meet the definition of a derivative. If the embedded derivative meets all three of these conditions, we separate it from the financial instrument or other contracts and carry it at fair value with changes in fair value included in the consolidated statements of income.

Collateral

We enter into various transactions where we pledge and accept collateral, the most common of which are our derivative transactions. Required collateral levels vary depending on the credit risk rating and type of counterparty. We also pledge and receive collateral under our repurchase and reverse repurchase agreements. The fair value of the collateral received from our counterparties is monitored, and we may require additional collateral from those counterparties, as deemed appropriate. Collateral received under early funding agreements with lenders must meet our standard underwriting guidelines for the purchase or guarantee of mortgage loans.

Cash Collateral

To the extent that we pledge cash collateral to a counterparty, we remove it from the consolidated balance sheets. We had not pledged any cash collateral as of December 31, 2004 or 2003. Cash collateral accepted from a counterparty that we have the right to use is recorded as “Cash and cash equivalents” in the

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consolidated balance sheets. Cash collateral accepted from a counterparty that we do not have the right to use is restricted cash and is included as “Restricted cash” in the consolidated balance sheets. We accepted cash collateral of $2.7 billion and $3.4 billion as of December 31, 2004 and 2003, respectively, of which $601 million and $1.1 billion, respectively, was restricted.

Non-Cash Collateral

Securities pledged to counterparties are included as either “Investments in securities” or “Cash and cash equivalents” in the consolidated balance sheets. As of December 31, 2004 and 2003, we pledged trading securities of $187 million and $201 million, respectively and AFS securities of $1.5 billion and $4.6 billion, respectively, which the counterparty does not have the right to sell or repledge. As of December 31, 2004 and 2003, we pledged $242 million and $487 million, respectively, of cash equivalents, and as of December 31, 2003, we pledged $265 million of AFS securities, which the counterparty had the right to sell or repledge.

The fair value of non-cash collateral accepted that we were permitted to sell or repledge was $3.5 billion and $3.1 billion as of December 31, 2004 and 2003, respectively, of which none was sold or repledged. The fair value of collateral accepted that we were not permitted to sell or repledge was $393 million and $42 million as of December 31, 2004 and 2003, respectively.

Our liability to third party holders of Fannie Mae MBS that arises as the result of a consolidation of a securitization trust is fully collateralized by the underlying loans and/or mortgage-related securities. When securities sold under agreements to repurchase meet all of the conditions of a secured financing, the collateral of the transferred securities are reported at the amounts at which the securities will be reacquired including accrued interest.

Debt

Our outstanding debt is classified as either short-term or long-term based on the initial contractual maturity. Deferred items, including premiums, discounts and other deferred price adjustments are reported as basis adjustments to “Short-term debt” or “Long-term debt” in the consolidated balance sheets. The carrying amount, accrued interest and basis adjustments of debt denominated in a foreign currency are re-measured into U.S. dollars using foreign exchange spot rates at the balance sheet date and any associated gains or losses are reported in “Fee and other income” in the consolidated statements of income.

The classification of interest expense as either short-term or long-term is based on the contractual maturity of the related debt. Premiums, discounts and other deferred price adjustments are amortized and reported through interest expense using the effective interest method over the contractual term of the debt. Amortization of premiums, discounts and other deferred price adjustments begins at the time of debt issuance. Interest expense for debt denominated in a foreign currency is re-measured into U.S. dollars using the weighted average spot rate for the month since the interest expense is incurred over the reporting period. The difference in rates arising from the month-end spot exchange rate used to calculate the interest accruals and the weighted-average exchange rate used to record the interest expense is a foreign currency transaction gain or loss for the period and is included in “Short-term and long-term debt interest expense” in the consolidated statements of income.

Fees Received on the Structuring of Transactions

We offer certain re-securitization services to customers in exchange for fees. Such services include, but are not limited to, the issuance, guarantee and administration of Fannie Mae REMICs, Stripped Mortgage-Backed Securities (“SMBS”), Grantor Trusts, and Mega Securities issued (collectively, the “Structured Securities”). We receive a one-time conversion fee upon issuance of a Structured Security that varies based on the value of securities issued and the transaction structure. The conversion fee compensates us for all services we provide in connection with the Structured Security, including services provided at and prior to security issuance and over the life of the Structured Securities. Except for Structured Securities where the underlying collateral is whole loans or private-label securities, we generally do not receive a guaranty fee as compensation in

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

connection with the issuance of a Structured Security because the transferred mortgage-related securities have previously been guaranteed by us or another party.

We defer a portion of the fee received upon issuance of a Structured Security based on our estimate of the fair value of our future administration services in accordance with EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. The deferred revenue is amortized on a straight-line basis over the expected life of the Structured Security. The excess of the total fee over the fair value of the future services is recognized in the consolidated statements of income upon issuance of a Structured Security. However, when we acquire a portion of a Structured Security contemporaneous with our structuring of the transaction, we defer and amortize a portion of this upfront fee as an adjustment to the yield of the purchased security pursuant to SFAS 91. Fees received and costs incurred related to our structuring of securities are presented on a gross basis as “Fee and other income” in the consolidated statements of income.

Income Taxes

We recognize deferred income tax assets and liabilities for the difference in the basis of assets and liabilities for financial accounting and tax purposes pursuant to SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Deferred tax assets and liabilities are measured using enacted tax rates that are expected to be applicable to the taxable income or deductions in the period(s) the assets are realized or the liabilities are settled. Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. We recognize investment and other tax credits through our effective tax rate calculation assuming that we will be able to realize the full benefit of the credits. SFAS 109 also requires that a deferred tax asset be reserved by an allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. For the periods presented in the accompanying consolidated financial statements, we determined that, based on available evidence, a valuation allowance against our tax assets was not necessary.

Our tax reserves are based on significant estimates and assumptions as to the relative filing positions and potential audit and litigation exposures related thereto. We establish these reserves based upon management’s assessment of exposure associated with permanent tax differences, tax credits and interest expense applied to temporary differences when a potential loss is probable and reasonably estimated. We continually analyze tax reserves and record adjustments as events occur that warrant adjustment to the reserves.

Stock-Based Compensation

Effective January 1, 2003, we adopted the expense recognition provisions of the fair value method of accounting for employee stock compensation pursuant to SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). In accordance with the transitional guidance of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123, and SFAS 123, we elected to prospectively apply the fair value method of accounting for stock-based awards granted on or after January 1, 2003. For such awards, compensation expense is measured at fair value and recognized in “Salaries and employee benefits expense” in the consolidated statements of income over the required service period. Prior to adoption of SFAS 123, we applied the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and did not recognize compensation expense on our stock-based compensation, except for options deemed to be variable awards and stock awards. We continue to account for stock-based compensation awarded prior to January 1, 2003 under APB 25, unless such awards were modified subsequent to that date.

Had compensation costs for our stock-based compensation plans been determined using the fair value method required by SFAS 123 for all periods presented, our net income available to common stockholders and earnings per share would have been reduced to the pro forma amounts displayed in the table below.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Year Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
	(Dollars in millions, except per share amounts)

Net income available to common stockholders, as reported	$4,802	$7,931	$3,803
Plus: Stock-based employee compensation expense included in reported net income, net of related tax effects	68	74	27
Less: Stock-based employee compensation expense determined under fair value based method, net of related tax effects	(97)	(123)	(114)

Pro forma net income available to common stockholders	$4,773	$7,882	$3,716

Earnings per share:
Basic—as reported	$4.95	$8.12	$3.83
Basic—pro forma	4.92	8.07	3.75

Diluted—as reported	$4.94	$8.08	$3.81
Diluted—pro forma	4.91	8.03	3.72

The fair value of the options granted under our stock-based compensation plans are estimated on the date of the grant using a Black-Scholes model with the following weighted average assumptions displayed in the table below.

	2004	2003	2002

Risk-free rate	2.52%	2.63%	3.06%
Volatility	28.19%	29.37%	27.00%
Dividend	$2.08	$1.56	$1.32
Average expected life	4 yrs	4 yrs	3 yrs

Pensions and Other Postretirement Benefits

We provide pension and postretirement benefits and account for these benefit costs on an accrual basis. Pension and postretirement benefit amounts recognized in the consolidated financial statements are determined on an actuarial basis using several different assumptions. The two most significant assumptions used in the valuation are the discount rate and long-term rate of return on assets. In determining our net periodic benefit expense, we apply a discount rate in the actuarial valuation of our pension and postretirement benefit obligations. In determining the discount rate as of each balance sheet date, we consider the current yields on high-quality, corporate fixed-income debt instruments with maturities corresponding to the expected duration of our benefit obligations. Additionally, the net periodic benefit expense recognized in the consolidated financial statements for our qualified pension plan is impacted by the long-term rate of return on plan assets. We base our assumption of the long-term rate of return on the current investment portfolio mix, actual long-term historical return information and the estimated future long-term investment returns for each class of assets. We measure plan assets and obligations as of the date of the consolidated financial statements.

Earnings per Share

Earnings per share (“EPS”) are presented for both basic EPS and diluted EPS. Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the year, plus the dilutive effect of common stock equivalents such as convertible securities, stock options and other performance awards. These common stock equivalents are excluded from the calculation of diluted EPS when the effect of inclusion, assessed individually, would be anti-dilutive.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Comprehensive Income

Other comprehensive income is the change in equity, net of tax, resulting from transactions recorded in the consolidated statements of income, plus certain transactions that are recorded directly to stockholders’ equity. These other transactions include unrealized gains and losses on AFS securities and commitments accounted for under EITF 96-11 whose underlying securities are classified as AFS, unrealized gains and losses on guaranty assets resulting from portfolio transactions and buy-ups resulting from lender swap transactions, deferred hedging gains and losses from cash flow hedges entered into prior to 2001 and changes in our minimum pension liability.

Fair Value Measurements

We estimate fair value as the amount at which an asset could be bought or sold, or a liability could be incurred or settled, in a current transaction between willing parties (i.e., other than in a forced or liquidation sale). If a quoted market price is available, the fair value is the product of the number of trading units multiplied by that market price. If a quoted market price is not available, the estimate of fair value considers prices for similar assets or similar liabilities and the results of valuation techniques to the extent available in the circumstances. Valuation techniques incorporate assumptions that market participants would use in their estimates of values.

Financial Statement Reclassifications

Certain amounts reflected in the consolidated financial statements for the years ended December 31, 2003 and 2002 have been reclassified to conform to the presentation for the year ended December 31, 2004. In the consolidated statements of income, reclassifications include, but are not limited to, a separate caption for interest income on mortgage loans that was previously reported as mortgage portfolio interest income, as well as additional categories for other expenses previously classified as administrative expenses. In the consolidated balance sheets, reclassifications include, but are not limited to, the creation of a new caption for mortgage loans that were previously included in our mortgage portfolio, reclassification of debentures, notes and bonds into short-term and long-term debt categories and federal funds sold and securities purchased under agreements to resell, advances to lenders and deferred tax assets were reclassified from other assets.

New Accounting Pronouncements

SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”). SOP 03-3 applies to acquired loans, debt securities and beneficial interests where there has been evidence of deterioration in credit quality since origination and for which it is probable at the purchase date that the investor will not be able to collect all contractually required payments receivable. It addresses the accounting for differences between the contractual cash flows of acquired loans and the cash flows expected to be collected from an investor’s initial investment in loans acquired in a transfer if those differences are attributable, at least in part, to credit quality.

SOP 03-3 requires purchased loans, debt securities and beneficial interests within its scope to be initially recorded at fair value and prohibits the creation or carry over of a valuation allowance at the date of purchase. It limits the yield that may be accreted as interest income on such loans to the excess of an investor’s estimate of undiscounted expected principal, interest and other cash flows from the loan over the investor’s initial investment in the loan. The amount of yield to be accreted is not displayed in the consolidated balance sheets. Subsequent increases in estimated future cash flows to be collected are recognized prospectively in interest income through a yield adjustment over the remaining life of the loan. Decreases in estimated future cash flows to be collected are recognized as an impairment expense through a valuation allowance. SOP 03-3 applies prospectively to loans acquired in fiscal years beginning after December 15, 2004. Loans carried at fair value or mortgage loans held for sale are excluded from the scope of SOP 03-3. SOP 03-3 will apply primarily

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to delinquent loans that we purchase from MBS trusts in connection with our guaranty as well as to delinquent loans in MBS trusts or private-label trusts that we consolidate pursuant to FIN 46R. We are evaluating the effect of the adoption of SOP 03-3 to the consolidated financial statements.

SFAS 123R, Share-Based Payment and SAB No. 107

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment (“SFAS 123R”), which revises SFAS 123 and supersedes APB 25 and its related implementation guidance. SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of APB 25 to stock compensation awards issued to employees. Rather, SFAS 123R requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. With respect to options, SFAS 123R requires that they be measured at fair value using an option-pricing model that takes into account the options’ unique characteristics and recognition of the cost as expense over the period the employee provides services to earn the award, which is generally the vesting period. Also, SFAS 123R requires that cash flows resulting from tax deductions in excess of the compensation cost recognized for those stock incentive awards, also referred to as excess tax benefits, to be classified as financing activities in the consolidated statements of cash flows.

This standard includes measurement requirements for employee stock options that are similar to those under the fair-value-based method of SFAS 123; however, SFAS 123R requires initial and ongoing estimates of the amount of shares that will vest while SFAS 123 provided entities the option of assuming that all shares would vest and then recognize actual forfeitures as they occur and distinguishment of awards between equity and liabilities based on guidance in SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

Additionally, SEC Staff Accounting Bulletin 107, Share-Based Payment, provides guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as the staff’s views regarding the valuation of share-based payment arrangements.

SFAS 123R is effective for annual periods beginning after June 15, 2005 and requires use of the modified prospective application method to be applied to new awards, unvested awards and to awards modified, repurchased or cancelled after the effective date. We prospectively adopted the fair value expense recognition provisions of SFAS 123 effective January 1, 2003, using a model to estimate the fair value of the majority of our stock awards. We adopted SFAS 123R effective January 1, 2006 with no material impact to the consolidated financial statements.

SFAS 154, Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which replaces APB Opinion No. 20, Accounting Changes (“APB 20”) and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.

APB 20 requires that the cumulative effect of most voluntary changes in accounting principles be included in net income in the period of adoption. The new statement requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable to determine either period-specific effects or the cumulative effect of the change. In addition, SFAS 154 requires that we account for a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets as a change in accounting estimate that is affected by a change in accounting principle. APB 20 previously required that we report such a change as a change in accounting principle.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 effective January 1, 2006 had no impact on the consolidated financial statements.

SFAS 155, Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), an amendment of SFAS 133 and SFAS 140. This statement: (i) clarifies which interest-only strips and principal-only strips are not subject to SFAS 133; (ii) establishes a requirement to evaluate interests in securitized financial instruments that contain an embedded derivative requiring bifurcation; (iii) clarifies that concentration of credit risks in the form of subordination are not embedded derivatives; and (iv) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.

SFAS 155 also amends Derivatives Implementation Group (“DIG”) Issue No. B39 relating to the application of call options that are exercisable only by a debtor. In November 2006, DIG Issue No. B40 was proposed by the FASB. The objective of the proposed guidance is to provide a narrow scope exception to certain provisions of SFAS 133 for securitized interests that contain only an embedded derivative that is tied to the prepayment risk of the underlying financial assets. Final guidance is expected to be issued in early 2007 with an effective date that coincides with that of SFAS 155. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. We intend to adopt SFAS 155 effective January 1, 2007 and are evaluating the impact of its adoption on the consolidated financial statements.

SFAS 156, Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 133 and 140 (“SFAS 156”). SFAS 156 modifies SFAS 140 by requiring that mortgage servicing rights (“MSRs”) be initially recognized at fair value and by providing the option to either (i) carry MSRs at fair value with changes in fair value recognized in earnings or (ii) continue recognizing periodic amortization expense and assess the MSRs for impairment as was originally required by SFAS 140. This option is available by class of servicing asset or liability. This statement also changes the calculation of the gain from the sale of financial assets by requiring that the fair value of servicing rights be considered part of the proceeds received in exchange for the sale of the assets.

SFAS 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of a fiscal year that begins after September 15, 2006, with early adoption permitted. We intend to adopt SFAS 156 effective January 1, 2007. We do not believe the adoption of SFAS 156 will have a material effect on the consolidated financial statements.

FIN 48, Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 supplements SFAS 109 by defining a threshold for recognizing tax benefits in the consolidated financial statements. FIN 48 provides a two-step approach to recognizing and measuring tax benefits when a benefits’ realization is uncertain. First, we must determine whether the benefit is to be recognized and then the amount to be recognized. Income tax benefits should be recognized when, based on the technical merits of a tax position, we believe that if upon examination, including resolution of any appeals or litigation process, it is more likely than not (a probability of greater than 50%) that the tax position would be sustained as filed. The benefit recognized for a tax position that meets the more-likely-than-not criterion is measured based on the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the taxing authority, taking into consideration the amounts and probabilities of the outcomes upon settlement.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FIN 48 is effective for consolidated financial statements beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 upon adoption will be reported as an adjustment to beginning retained earnings. We are evaluating the impact of its adoption on the consolidated financial statements.

SFAS 157, Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities and requires companies to provide expanded information about assets and liabilities measured at fair value, including the effect of fair value measurements on earnings. This statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances.

Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. This statement clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, this standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data (for example, a company’s own data). Under this statement, fair value measurements would be separately disclosed by level within the fair value hierarchy.

SFAS 157 is effective for consolidated financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We intend to adopt SFAS 157 effective January 1, 2008 and are evaluating the impact of its adoption on the consolidated financial statements.

SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires the recognition of a plan’s over-funded or under-funded status as an asset or liability and an adjustment to AOCI. Additionally, it requires determination of benefit obligations and the fair values of a plan’s assets at a company’s year-end and recognition of actuarial gains and losses, and prior service costs and credits, as a component of AOCI. For employers with publicly traded securities, SFAS 158 is effective as of the end of the fiscal year ending after December 15, 2006. We intend to adopt SFAS 158 effective December 31, 2006 and are evaluating the impact of its adoption on the consolidated financial statements.

3.	Consolidations

We have interests in various entities that are considered to be VIEs, as defined by FIN 46R. These interests include investments in securities issued by VIEs, such as Fannie Mae MBS created pursuant to our securitization transactions, mortgage- and asset-backed trusts that were not created by us, limited partnership interests in LIHTC partnerships that are established to finance the construction or development of low-income affordable multifamily housing and other limited partnerships. These interests may also include our guaranty to the entity.

Types of VIEs

Securitization Trusts

Under our lender swap and portfolio securitization transactions, mortgage loans are transferred to a trust specifically for the purpose of issuing a single class of guaranteed securities that are collateralized by the underlying mortgage loans. The trust’s permitted activities include the receipt of the transferred assets, issuance of beneficial interests, establishment of the guaranty, and the servicing of mortgage loans. In our capacity as issuer, master servicer, trustee and guarantor, we earn fees for our obligations to each trust. Additionally, we may retain or purchase a portion of the securities that have been issued by each trust. However, the substantial majority of Fannie Mae MBS is held by third parties and therefore is generally not reflected in the consolidated balance sheets. We have securitized mortgage loans since 1981. Refer to “Note 7,

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Portfolio Securitizations” for additional information regarding the securitizations for which we are the transferor.

In our structured securitization transactions, we earn transaction fees for assisting lenders and dealers with the design and issuance of structured mortgage-related securities. The trusts created pursuant to these transactions have permitted activities that are similar to those for our lender swap and portfolio securitization transactions. The assets of these trusts may include mortgage-related securities and/or mortgage loans as collateral. The trusts created for Mega securities issue single-class securities while the trusts created for REMIC, Grantor Trust and SMBS securities issue single-class as well as multi-class securities, the latter of which separate the cash flows from underlying assets into separately tradable interests. Our obligations and continued involvement in these trusts are similar to that described for lender swap and portfolio securitization transactions. We have securitized mortgage assets in structured transactions since 1986.

We also invest in highly rated mortgage-backed and asset-backed securities that have been issued via private-label trusts. These trusts are structured to provide the investor with a beneficial interest in a pool of receivables or other financial assets, typically mortgage loans, credit card receivables, auto loans or student loans. The trusts act as vehicles to allow loan originators to securitize assets. The originators of the financial assets or the underwriters of the transaction create the trusts and typically own the residual interest in the trusts’ assets. Our involvement in these entities is typically limited to our recorded investment in the beneficial interests that we have purchased. Securities are structured from the underlying pool of assets to provide for varying degrees of risk. We have made investments in these vehicles since 1987.

Limited Partnerships

We make equity investments in various limited partnerships that sponsor affordable housing projects utilizing the low-income housing tax credit pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to increase the supply of affordable housing in the United States and to serve communities in need. In addition, our investments in LIHTC partnerships generate both tax credits and net operating losses that reduce our federal income tax liability. Our LIHTC investments primarily represent limited partnership interests in entities that have been organized by a fund manager who acts as the general partner. These fund investments seek out equity investments in LIHTC operating partnerships that have been established to identify, develop and operate multifamily housing that is leased to qualifying residential tenants.

We also invest in other limited partnerships designed to acquire, develop and hold for sale or lease single-family (includes townhomes and condominiums), multifamily, retail or commercial real estate, as well as, in some cases, generate a combination of historic restoration, new markets, or low-income housing tax credits. We invest in these partnerships in order to increase the supply of affordable housing in the United States and to serve communities in need. We also earn a return on these investments, which in certain cases is generated through reductions in our federal income tax liability as a result of the use of tax credits for which the partnerships qualify, as well as the deductibility of the partnerships, net operating losses.

Additionally, we have five investments in limited partnerships relating to alternative energy sources. The purpose of these investments is to facilitate the development of alternative domestic energy sources and to achieve a satisfactory return on capital via a reduction in our federal income tax liability as a result of the use of the tax credits for which the partnerships qualify, as well as the deductibility of the partnerships’ net operating losses.

Other VIEs

The management and marketing of our foreclosed multifamily properties is performed by an independent third-party. To facilitate this arrangement, we transfer foreclosed properties to a VIE that is established by the counterparty responsible for managing and marketing the properties. We are the primary beneficiary of the entity. However, the only assets of the VIE are those foreclosed properties transferred by us. Because our transfer of the foreclosed properties does not qualify as a sale, the foreclosed properties are recorded in “Acquired property, net” in the consolidated balance sheets.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated VIEs

We consolidate in our financial statements Fannie Mae MBS trusts when we own 100% of the trust, which gives us the unilateral ability to liquidate the trust. We also consolidate MBS trusts that do not meet the definition of a QSPE when we are deemed to be the primary beneficiary. This includes certain private-label and Fannie Mae securitization trusts that met the VIE criteria. As an active participant in the secondary mortgage market, our ownership percentage in any given mortgage-related security will vary over time. We consolidated $147.8 billion and $153.3 billion of assets from MBS trusts in the consolidated balance sheets as of December 31, 2004 and 2003, respectively. Third-party ownership in the consolidated MBS trusts was $9.7 billion and $8.1 billion as of December 31, 2004 and 2003, respectively, and is recorded as a component of either “Short-term debt” or “Long-term debt” in the consolidated balance sheets.

We consolidate in our financial statements the assets and liabilities of limited partnerships that are VIEs if we are deemed to be the primary beneficiary. Accordingly, we have consolidated the upper-tier partnerships for all of our LIHTC investments in private-label funds and certain investments in multi-investor funds. As of December 31, 2004 and 2003, we consolidated $3.8 billion and $223 million, respectively, of assets of limited partnerships in the consolidated balance sheets. Third-party ownership in the consolidated limited partnerships is recorded in “Minority interests in consolidated subsidiaries” in the consolidated balance sheets.

The following table displays the carrying amount and classification of consolidated assets of VIEs as of December 31, 2004 and 2003.

	As of December 31,
	2004	2003
		(Restated)
	(Dollars in millions)

Loans	$143,800	$151,731
Securities(1)	4,139	1,693
Other assets	3,795	223

Total assets of consolidated VIEs	$151,734	$153,647

(1)	Includes consolidated MBS trusts and consolidated mortgage revenue bond trusts.

In general, the investors in the obligations of consolidated VIEs have recourse only to the assets of those VIEs and do not have recourse to us, except where we are the counterparty to a guaranty transaction involving the VIE.

Non-consolidated VIEs

We also have investments in VIEs that we did not consolidate because we were not deemed to be the primary beneficiary. These VIEs include the securitization trusts and LIHTC partnerships described above where our ownership represents a significant variable interest in the entity. This includes our investments in certain Fannie Mae securitization trusts, private-label trusts, LIHTC partnerships, other tax partnerships and other entities that meet the VIE criteria.

In the year ended December 31, 2004, we consolidated our investments in certain LIHTC funds that were structured as limited partnerships. The consolidated funds invest in LIHTC operating partnerships that did not require consolidation under the requirements of FIN 46R and are therefore accounted for using the equity method. Such investments, which are generally funded through a combination of debt and equity, with equity typically comprising 30% to 60% of the total project capital, have a recorded investment of $2.7 billion at December 31, 2004. The funds that were consolidated own a majority of the limited partnership interests in the LIHTC operating partnerships.

The total assets of unconsolidated VIEs where we have significant involvement was $33.8 billion and $39.3 billion as of December 31, 2004 and 2003, respectively, including $25.0 billion and $28.5 billion in

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

mortgage-backed trust transactions, $3.7 billion and $3.8 billion in asset-backed trust transactions, and $5.1 billion and $7.0 billion in limited partnership investments, respectively.

In the aggregate, as of December 31, 2004, these VIEs have assets approximating $33.8 billion and our maximum exposure to loss from these entities approximated $24.1 billion, which represents the greater of our recorded investment in the entity or the unpaid principal balance of the assets that are covered by our guaranty. If a payment was required for certificates that received the benefit of the guarantee, our maximum loss would also include the interest that was accrued but had not been paid.

Other Consolidation Matters

We own mortgage-backed securities as of December 31, 2004 that are not traded on the book entry system and were issued by two trusts exempt from FIN 46R because, after making an exhaustive effort, we were unable to obtain the information to determine whether we are the primary beneficiary. As of December 31, 2004, our maximum exposure to loss for these entities was approximately $50 million. During the years ended December 31, 2004 and 2003, we received principal and interest payments on these investments of $13 million and $18 million, respectively.

4.	Mortgage Loans

We have mortgage loans that are both HFI and HFS. These mortgage loans consist of single-family loans, which are secured by four or fewer residential dwelling units, and multifamily loans, which are secured by five or more residential dwelling units. HFI loans are reported at the unpaid principal amount outstanding, net of unamortized premiums and discounts, deferred price adjustments, and an allowance for loan losses. HFS loans are reported at the lower of cost or market determined on a pooled basis, with valuation changes recorded in the consolidated statements of income.

The table below displays the product characteristics of both HFI and HFS loans in our mortgage portfolio as of December 31, 2004 and 2003, and does not include loans underlying a security that is not consolidated, since in those instances the mortgage loans are not included in the consolidated balance sheets. Refer to “Note 7, Portfolio Securitizations” for additional information on mortgage loans underlying our securities.

	As of December 31,
	2004	2003
		(Restated)
	(Dollars in millions)

Single-family:(1)
Government insured or guaranteed	$10,112	$7,284
Conventional:
Long-term fixed-rate	230,585	250,915
Intermediate-term fixed-rate(2)	76,640	85,130
Adjustable-rate	38,350	19,155

Total conventional single-family	345,575	355,200

Total single-family	355,687	362,484

Multifamily:(1)
Government insured or guaranteed	1,074	1,204
Conventional	43,396	33,945

Total multifamily	44,470	35,149

Unamortized premiums (discounts) and deferred price adjustments, net	1,647	1,768
Lower of cost or market adjustments on loans held for sale	(83)	(50)
Allowance for loan losses for loans held for investment	(349)	(290)

Total loans	$401,372	$399,061

(1)	Loan data is shown at the unpaid principal balance and includes $152.7 billion and $162.5 billion of mortgage-related securities that were consolidated as loans as of December 31, 2004 and 2003, respectively.

(2)	Intermediate-term fixed-rate consists of mortgage loans with contractual maturities at purchase equal to or less than 15 years.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2004 and 2003, we redesignated $15.5 billion and $51.9 billion, respectively, of HFS loans to HFI. We did not redesignate any HFI loans to HFS during the two-year period ended December 31, 2004.

Interest income is recognized on an accrual basis. Included in our portfolio as of December 31, 2004 and 2003 were 76,310 and 74,092 of nonaccrual loans respectively, which totaled $8.0 billion and $7.7 billion as of December 31, 2004 and 2003, respectively. Accrued interest relating to these loans that we recorded prior to their placement on nonaccrual status totaled $192 million and $199 million as of December 31, 2004 and 2003, respectively. Forgone interest on nonaccrual loans, which represents the amount of income contractually due that we would have reported had the loans performed according to their contractual terms, was $178 million, $183 million and $141 million for the years ended December 31, 2004, 2003 and 2002, respectively. Accruing loans 90 days or more past due totaled $187 million and $225 million as of December 31, 2004 and 2003, respectively.

If a borrower of a loan underlying a Fannie Mae MBS is three or more months past due, we have the right to purchase the loan out of the related Fannie Mae MBS trust. Typically, we purchase these loans when the cost of advancing interest to the MBS trust at the security coupon rate exceeds the cost of holding the nonperforming loan in our mortgage portfolio. We purchased $9.4 billion, $10.1 billion and $8.4 billion of delinquent loans out of MBS pools for the years ended December 31, 2004, 2003 and 2002, respectively.

At times, we modify loans and categorize the modification either as minor, more than minor, or as a TDR. Single-family and multifamily loans that have not been modified as a TDR are collectively evaluated for incurred losses in accordance with our allowance for loan losses policy. Refer to “Note 5, Allowance for Loan Losses and Reserve for Guaranty Losses” for additional information. Loans restructured in a TDR are individually evaluated for impairment.

Our impaired loans include single-family and multifamily TDRs, as well as multifamily individually impaired loans. The amount of interest income recognized on impaired loans was $47 million, $44 million and $37 million for the years ended December 31, 2004, 2003 and 2002, respectively. Our average recorded investment in all of these loans throughout the year was $1.0 billion, $812 million and $560 million for the years ended December 31, 2004, 2003 and 2002, respectively.

The following table displays the total recorded investment in impaired loans and the corresponding specific loss allowances as of December 31, 2004 and 2003.

	As of December 31,
	2004	2003
		(Restated)
	(Dollars in millions)

Impaired loans with an allowance	$826	$720
Impaired loans without an allowance(1)	225	317

Total impaired loans(2)	$1,051	$1,037

Allowance for impaired loans(3)	$63	$68

(1)	The discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, and as such, no allowance is required.

(2)	Amount includes single-family and multifamily loans restructured in a TDR of $833 million and $697 million and multifamily loans individually impaired of $218 million and $340 million as of December 31, 2004 and 2003, respectively.

(3)	Amount is included in the “Allowance for loan losses.”

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Allowance for Loan Losses and Reserve for Guaranty Losses

We maintain an allowance for loan losses for loans in our mortgage portfolio and a reserve for guaranty losses related to loans backing Fannie Mae MBS. The allowance and reserve are calculated based on our estimate of incurred losses. Refer to “Note 2, Summary of Significant Accounting Policies” for additional information regarding aggregation of loans by risk characteristics and our methodology used to estimate the allowance and the reserve.

The following table displays changes in the allowance for loan losses and reserve for guaranty losses for the years ended December 31, 2004, 2003 and 2002.

	For the Year Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
	(Dollars in millions)

Allowance for loan losses:
Beginning balance	$290	$216	$168
Provision	174	187	128
Charge-offs(1)	(321)	(270)	(175)
Recoveries	131	72	27
Increase from the reserve for guaranty losses(2)	75	85	68

Ending balance	$349	$290	$216

Reserve for guaranty losses:
Beginning balance	$313	$223	$138
Provision	178	178	156
Charge-offs	(24)	(7)	(11)
Recoveries	4	4	8
Decrease to the allowance for loan losses(2)	(75)	(85)	(68)

Ending balance	$396	$313	$223

(1)	Includes accrued interest of $29 million, $29 million and $24 million for the years ended December 31, 2004, 2003 and 2002, respectively.

(2)	Includes reduction in reserve for guaranty losses and increase in allowance for loan losses due to the purchase of delinquent loans from MBS pools.

The amount of the reserve for guaranty losses attributable to Fannie Mae MBS held in our portfolio was $113 million, $83 million and $61 million as of December 31, 2004, 2003 and 2002, respectively.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Investments in Securities

Our securities portfolio contains mortgage-related and non-mortgage-related securities. The following table displays our investments in securities, which are presented at fair value as of December 31, 2004 and 2003.

	As of December 31,
	2004	2003
		(Restated)
	(Dollars in millions)

Mortgage-related securities:
Fannie Mae single-class MBS(1)	$276,178	$343,174
Non-Fannie Mae single-class mortgage-related securities(1)	36,105	34,066
Fannie Mae structured MBS	73,367	70,459
Non-Fannie Mae structured mortgage-related securities	109,820	45,570
Mortgage revenue bonds	22,657	20,798
Other mortgage-related securities(2)	5,346	6,171

Total mortgage-related securities	$523,473	$520,238

Non-mortgage-related securities:
Asset-backed securities	$25,645	$26,862
Corporate debt securities	15,098	16,432
Municipal bonds	863	1,203
Other non-mortgage-related securities	2,303	2,335

Total non-mortgage-related securities	43,909	46,832

Total securities	$567,382	$567,070

(1)	Includes $1.3 billion and $268 million of Fannie Mae structured MBS and non-Fannie Mae structured mortgage-related securities and $180 million and $136 million of mortgage revenue bonds that were consolidated to Fannie Mae single-class MBS and non-Fannie Mae single-class mortgage-related securities as of December 31, 2004 and 2003, respectively.

(2)	Includes commitments related to mortgage-related securities that are accounted for as securities.

Trading Securities

Trading securities are initially measured at fair value with changes in fair value recorded in “Investment losses, net” in the consolidated statements of income. Trading securities include Fannie Mae single-class MBS of $34.4 billion and $42.7 billion and non-Fannie Mae single-class mortgage-related securities of $937 million and $1.1 billion as of December 31, 2004 and 2003, respectively. Unrealized gains on trading securities held as of the end of the year totaled $133 million, $109 million and $209 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Available-for-Sale Securities

AFS securities are initially measured at fair value and subsequent unrealized gains and losses are recorded as a component of AOCI, net of deferred taxes, in “Stockholders’ equity.” The following table displays the gross realized gains, losses and proceeds on sales of AFS securities for the years ended December 31, 2004, 2003 and 2002.

	For the Year Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
	(Dollars in millions)

Gross realized gains	$332	$781	$150
Gross realized losses	157	896	197
Total proceeds	6,256	122,262	37,032

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays the amortized cost, estimated fair values corresponding to unrealized gains and losses, and additional information regarding unrealized losses by major security type for AFS securities held as of December 31, 2004 and 2003.

	As of December 31, 2004
					Less Than 12		12 Consecutive
					Consecutive Months		Months or Longer
	Total	Gross	Gross	Total	Gross		Gross
	Amortized	Unrealized	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Cost(1)	Gains	Losses	Value	Losses	Value	Losses	Value
	(Dollars in millions)

Fannie Mae single-class MBS	$238,386	$4,119	$(677)	$241,828	$(346)	$51,263	$(331)	$18,556
Non-Fannie Mae single-class mortgage-related securities	34,429	808	(69)	35,168	(28)	5,638	(41)	2,182
Fannie Mae structured MBS	72,093	1,535	(261)	73,367	(157)	15,828	(104)	5,936
Non-Fannie Mae structured mortgage-related securities	109,564	444	(188)	109,820	(154)	25,387	(34)	2,860
Mortgage revenue bonds	22,124	677	(144)	22,657	(69)	3,270	(75)	2,127
Other mortgage-related securities(2)	5,043	313	(10)	5,346	(5)	156	(5)	366
Asset-backed securities	25,632	50	(37)	25,645	(30)	8,376	(7)	1,662
Corporate debt securities	15,102	11	(15)	15,098	(10)	4,227	(5)	422
Municipal bonds	865	—	(2)	863	(2)	854	—	—
Other non-mortgage-related securities	2,302	1	—	2,303	—	—	—	—

Total	$525,540	$7,958	$(1,403)	$532,095	$(801)	$114,999	$(602)	$34,111

	As of December 31, 2003
					Less Than 12		12 Consecutive
					Consecutive Months		Months or Longer
	Total	Gross	Gross	Total	Gross		Gross
	Amortized	Unrealized	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Cost(1)	Gains	Losses	Value	Losses	Value	Losses	Value
	(Restated)
	(Dollars in millions)

Fannie Mae single-class MBS	$295,970	$5,313	$(837)	$300,446	$(837)	$76,953	$—	$—
Non-Fannie Mae single-class mortgage-related securities	32,030	1,025	(59)	32,996	(59)	4,399	—	—
Fannie Mae structured MBS	68,903	1,930	(374)	70,459	(372)	22,522	(2)	590
Non-Fannie Mae structured mortgage-related securities	45,130	487	(47)	45,570	(46)	12,288	(1)	1,070
Mortgage revenue bonds	20,414	499	(115)	20,798	(83)	2,741	(32)	1,068
Other mortgage-related securities(2)	6,128	89	(46)	6,171	(41)	1,225	(5)	355
Asset-backed securities	26,803	72	(13)	26,862	(9)	4,959	(4)	1,899
Corporate debt securities	16,386	50	(4)	16,432	(4)	1,221	—	—
Municipal bonds	1,203	—	—	1,203	—	—	—	—
Other non-mortgage-related securities	2,335	—	—	2,335	—	—	—	—

Total	$515,302	$9,465	$(1,495)	$523,272	$(1,451)	$126,308	$(44)	$4,982

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Amortized cost includes unamortized premiums, discounts and other deferred price adjustments, as well as other-than-temporary impairment write-downs.

(2)	Includes commitments related to mortgage securities that are accounted for as securities.

The fair value of securities varies from period to period due to changes in interest rates and changes in credit performance of the underlying issuer, among other factors. We recorded other-than-temporary impairment related to investments in securities of $389 million, $733 million and $676 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Included in the $1.4 billion of gross unrealized losses on AFS securities for 2004 was $602 million of unrealized losses that have existed for a period of 12 consecutive months or longer. These securities are predominately rated AAA and the unrealized losses are due to overall increases in market interest rates and not due to any underlying credit deterioration of the issuers. Substantially all of the securities with unrealized losses aged greater than 12 months have a market value as of December 31, 2004 that is within 98% of their amortized cost basis. All aged unrealized losses are recoverable within a reasonable period of time by way of changes in market interest rates. Accordingly, we have concluded that none of the unrealized losses on securities in our investment portfolio represent other-than-temporary impairment as of December 31, 2004.

The following table displays the amortized cost and fair value of our AFS securities by investment classification and remaining maturity as of December 31, 2004.

	As of December 31, 2004
					After One Year		After Five Years
	Total	Total	One Year or Less		through Five Years		through Ten Years		After Ten Years
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost(1)	Value	Cost(1)	Value	Cost(1)	Value	Cost(1)	Value	Cost(1)	Value
	(Dollars in millions)

Fannie Mae single-class MBS(2)	$238,386	$241,828	$—	$—	$701	$746	$3,163	$3,338	$234,522	$237,744
Non-Fannie Mae single-class mortgage-related securities(2)	34,429	35,168	—	—	58	61	420	435	33,951	34,672
Fannie Mae structured MBS(2)	72,093	73,367	188	239	78	79	426	444	71,401	72,605
Non-Fannie Mae structured mortgage-related securities(2)	109,564	109,820	4	4	10	10	56	57	109,494	109,749
Mortgage revenue bonds	22,124	22,657	180	179	687	686	658	674	20,599	21,118
Other mortgage-related securities(3)	5,043	5,346	—	(3)	—	—	—	—	5,043	5,349
Asset-backed securities(2)	25,632	25,645	5,094	5,094	17,532	17,521	1,552	1,554	1,454	1,476
Corporate debt securities	15,102	15,098	5,302	5,305	9,700	9,693	100	100	—	—
Municipal bonds	865	863	865	863	—	—	—	—	—	—
Other non-mortgage-related securities	2,302	2,303	1,782	1,783	520	520	—	—	—	—

Total	$525,540	$532,095	$13,415	$13,464	$29,286	$29,316	$6,375	$6,602	$476,464	$482,713

(1)	Amortized cost includes unamortized premiums, discounts and other deferred price adjustments, as well as other-than-temporary impairment write-downs.

(2)	Asset-backed securities, including mortgage-backed securities, are reported based on contractual maturities assuming no prepayments.

(3)	Includes commitments related to mortgage securities that are accounted for as securities.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Portfolio Securitizations

We issue Fannie Mae MBS through securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or SPEs. We are considered to be the transferor when we transfer assets from our own portfolio in a portfolio securitization. For the years ended December 31, 2004 and 2003, portfolio securitizations were $28.1 billion and $55.6 billion, respectively.

For the transfers that were recorded as sales, we may retain an interest in the assets transferred to a trust. Our retained interests in the form of Fannie Mae MBS were approximately $11.1 billion and $15.0 billion. Our retained interests in the form of a guaranty asset were $182 million and $106 million; and our retained interests in the form of an MSA were not material as of December 31, 2004 and 2003, respectively. See “Note 2, Summary of Significant Accounting Policies” for additional information.

Our retained interests in portfolio securitizations, including single-class MBS, Megas, REMICs and SMBS, are exposed to minimal credit losses as they represent undivided interests in the highest-rated tranches of the rated securities and are priced assuming no losses. In addition, our exposure to credit losses on the loans underlying our Fannie Mae MBS resulting from our guaranty has been recorded in the consolidated balance sheets in “Guaranty obligations,” as it relates to our obligation to stand ready to perform on our guaranty, and “Reserve for guaranty losses,” as it relates to incurred losses.

Since the retained interest that results from our guaranty does not trade in active financial markets, we estimate its fair value by using internally developed models and market inputs for securities with similar characteristics. The key assumptions are discount rate, or yield, derived using a projected interest rate path consistent with the observed yield curve at the valuation date (forward rates), and the prepayment speed based on our proprietary models that are consistent with the projected interest rate path and expressed as a 12 month constant prepayment rate (“CPR”).

Our retained interests in single-class MBS, Megas, REMICs and SMBS are interests in securities with active liquid markets. We primarily rely on third party prices to estimate the fair value of these retained interests. For the purpose of this disclosure, we aggregate similar securities in order to measure the key assumptions associated with the fair values of our retained interests, which are approximated by solving for the estimated discount rate, or yield, using a projected interest rate path consistent with the observed yield curve at the valuation date (forward rates), and the prepayment speed based on either our proprietary models that are consistent with the projected interest rate path, the pricing speed for newly issued REMICs, or lagging 12 month actual prepayment speed. All prepayment speeds are expressed as a 12 month CPR.

The following table displays the key assumptions used in measuring the fair value of our retained interests at the time of portfolio securitization for the years ended December 31, 2004 and 2003.

	Single-class	REMICs &	Guaranty
	MBS & Megas	SMBS	Assets

For the year ended December 31, 2004
Weighted-average life(1)	9.0 years	7.4 years	8.6 years
Average 12-month CPR(2)	6.22%	5.36%	7.8%
Average discount rate assumption	5.25	4.93	8.9
For the year ended December 31, 2003 (Restated)
Weighted-average life(1)	8.3 years	6.6 years	7.6 years
Average 12-month CPR(2)	6.96%	3.44%	13.0%
Average discount rate assumption	5.01	4.85	10.3

(1)	The average number of years for which each dollar of unpaid principal on a loan or mortgage-related security remains outstanding.

(2)	Represents the expected lifetime average payment rate, which is based on the constant annualized prepayment rate for mortgage-related loans.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays the key assumptions used in measuring the fair value of our retained interests related to portfolio securitization transactions as of December 31, 2004 and 2003 and a sensitivity analysis showing the impact of changes in both prepayment speed assumptions and discount rates.

	Single-class		REMICs &
	MBS & Megas		SMBS		Guaranty Assets

As of December 31, 2004
Retained interest valuation at period end:
Fair value (dollars in millions)	$5,215		$5,853		$182
Weighted-average life(1)	6.8	years	4.5	years	7.3	years
Prepayment speed assumptions:
Average 12-month CPR prepayment speed assumption(2)	27%		48%		12%
Impact on value from a 10% adverse change	$(6)		$(15)		$(7)
Impact on value from a 20% adverse change	$(13)		$(28)		$(14)
Discount rate assumptions:
Average discount rate assumption(3)	4.75%		4.64%		8.5%
Impact on value from a 10% adverse change	$(121)		$(92)		$(6)
Impact on value from a 20% adverse change	$(236)		$(181)		$(12)

As of December 31, 2003 (Restated)
Retained interest valuation at period end:
Fair value (dollars in millions)	$4,205		$10,754		$106
Weighted-average life(1)	7.1	years	5.7	years	7.6	years
Prepayment speed assumptions:
Average 12-month CPR prepayment speed assumption(2)	11%		31%		11%
Impact on value from a 10% adverse change	$(8)		$(5)		$(4)
Impact on value from a 20% adverse change	$(16)		$(10)		$(7)
Discount rate assumptions:
Average discount rate assumption(3)	4.81%		4.93%		11.6%
Impact on value from a 10% adverse change	$(103)		$(211)		$(5)
Impact on value from a 20% adverse change	$(201)		$(414)		$(9)

(1)	The average number of years for which each dollar of unpaid principal on a loan or mortgage-related security remains outstanding.

(2)	Represents the expected lifetime average payment rate, which is based on the constant annualized prepayment rate for mortgage related loans.

(3)	The interest rate used in determining the present value of future cash flows.

The preceding sensitivity analysis is hypothetical and may not be indicative of actual results. The effect of a variation in a particular assumption on the fair value of the retained interest is calculated independent of changes in any other assumption. Changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. Further, changes in fair value based on a 10% or 20% variation in an assumption or parameter generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear.

The gain or loss on portfolio securitizations that qualify as sales depends, in part, on the carrying amount of the financial assets sold. The carrying amount of the financial assets sold is allocated between the assets sold and the retained interests, if any, based on their relative fair values at the date of sale. Further, our recourse obligations are recognized at their full fair value at the date of sale, which serves as a reduction of sale proceeds in the gain or loss calculation. We recorded net losses on portfolio securitizations of $34 million and $13 million for the years ended December 31, 2004 and 2003, respectively, and a net gain of $13 million for

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the year ended December 31, 2002. These losses are recognized as “Investment losses, net” in the consolidated statements of income.

The following table displays cash flows to us and (from us) on our securitization trusts related to portfolio securitizations accounted for as sales for the years ended December 31, 2004, 2003 and 2002.

	For the Year Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
	(Dollars in millions)

Proceeds from new securitizations	$12,335	$7,226	$3,154
Guaranty fees	47	37	27
Principal and interest received on retained interests	5,206	16,396	7,244
Purchases of delinquent or foreclosed assets	(50)	(65)	(61)

Managed loans are defined as on-balance sheet mortgage loans as well as mortgage loans which were securitized in a portfolio securitization. The following table displays combined information on the unpaid principal balances and principal amounts on non-accrual loans related to managed loans as of December 31, 2004 and 2003.

	Unpaid Principal	Principal Amount on
	Balance	Non-accrual Loans(1)
	(Dollars in millions)

As of December 31, 2004
Loans held for investment	$388,523	$7,790
Loans held for sale	11,634	12
Securitized loans	27,339	9

Total loans managed	$427,496	$7,811

As of December 31, 2003 (Restated)
Loans held for investment	$384,143	$7,536
Loans held for sale	13,490	14
Securitized loans	18,361	12

Total loans managed	$415,994	$7,562

(1)	Loans for which interest is no longer being accrued. In general, we prospectively discontinue accruing interest when payment of principal and interest becomes three or more months past due.

Net credit losses incurred during the years ended December 31, 2004, 2003 and 2002 related to loans held in our portfolio and underlying Fannie Mae MBS were $204 million, $214 million and $162 million, respectively.

8.	Financial Guaranties and Master Servicing

Financial Guaranties

We generate revenue by absorbing the credit risk of mortgage loans and mortgage-related securities backing our Fannie Mae MBS in exchange for a guaranty fee. We primarily issue single-class and multi-class Fannie Mae MBS and guarantee to the respective MBS trusts that we will supplement mortgage loan collections as required to permit timely payment of principal and interest due on the related Fannie Mae MBS, irrespective of the cash flows received from borrowers. We also provide credit enhancements on taxable or tax-exempt mortgage revenue bonds issued by state and local governmental entities to finance multifamily housing for low- and moderate- income families.

Additionally, we issue long-term standby commitments that require us to purchase loans from lenders if the loans meet certain delinquency criteria.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We record a guaranty obligation for (i) guaranties on lender swap transactions issued or modified on or after January 1, 2003, pursuant to FIN 45, and (ii) guaranties on portfolio securitization transactions. Our guaranty obligation represents our estimated obligation to stand ready to perform on these guaranties. Our guaranty obligation is recorded at fair value at inception. The carrying amount of the guaranty obligation, excluding deferred profit, was $4.1 billion and $2.8 billion as of December 31, 2004 and 2003, respectively. We also record an estimate of incurred credit losses on these guaranties in “Reserve for guaranty losses” in the consolidated balance sheets, as discussed further in “Note 5, Allowance for Loan Losses and Reserve for Guaranty Losses.”

These guaranties expose us to credit losses on the mortgage loans or, in the case of mortgage-related securities, the underlying mortgage loans of the related securities. The contractual terms of our guaranties range from 30 days to 30 years. However, the actual term of each guaranty may be significantly less than the contractual term based on the prepayment characteristics of the related mortgage loans. For those guaranties recorded in the consolidated balance sheets, our maximum potential exposure under these guaranties is primarily comprised of the unpaid principal balance of the underlying mortgage loans, which was $1.3 trillion and $1.0 trillion as of December 31, 2004 and 2003, respectively. In addition, we had exposure of $444.5 billion and $683.9 billion for other guaranties not recorded in the consolidated balance sheets as of December 31, 2004 and 2003, respectively. See “Note 18, Concentrations of Credit Risk” for further details on these guaranties. Our maximum potential interest payments associated with these guaranties are not expected to exceed 120 days of interest at the certificate rate, since we typically purchase delinquent mortgage loans when the cost of advancing interest under the guaranties exceeds the cost of holding the nonperforming loans in our mortgage portfolio.

The maximum exposure from our guaranties is not representative of the actual loss we are likely to incur, based on our historical loss experience. In the event we were required to make payments under our guaranties, we would pursue recovery of these payments by exercising our rights to the collateral backing the underlying loans or through available credit enhancements, which includes all recourse with third parties and mortgage insurance. The maximum amount we could recover through available credit enhancements was $83.7 billion and $63.5 billion as of December 31, 2004 and 2003, respectively.

Guaranty Obligations

The following table displays changes in “Guaranty obligations” for the years ended December 31, 2004 and 2003.

	For the Year Ended December 31,
	2004	2003
		(Restated)
	(Dollars in millions)

Beginning balance, as of January 1	$6,401	$7
Additions to guaranty obligations(1)	5,050	9,314
Amortization of guaranty obligation into guaranty fee income	(2,173)	(1,678)
Impact of consolidation activity(2)	(494)	(1,242)

Ending balance, as of December 31	$8,784	$6,401

(1)	Represents the fair value of the contractual obligation and deferred profit at issuance of new guaranties.

(2)	Upon consolidation of MBS trusts, we derecognize our guaranty obligation to the respective trust. See “Note 2, Summary of Significant Accounting Policies” for further details on MBS trust consolidation.

Deferred profit is a component of “Guaranty obligations” in the consolidated balance sheets and is included in the table above. We record deferred profit on guaranties issued or modified on or after the January 1, 2003 adoption date of FIN 45 if the consideration we expect to receive for our guaranty exceeds the estimated fair value of the guaranty obligation. Deferred profit had a carrying amount of $4.7 billion and $3.6 billion as of December 31, 2004 and 2003, respectively. We recognized deferred profit amortization of $1.3 billion and

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$1.0 billion for the years ended December 31, 2004 and 2003, respectively. Prior to the adoption of FIN 45, we did not separately recognize deferred profit or related amortization.

Fannie Mae MBS Included in Investments in Securities

For Fannie Mae MBS included in “Investments in securities,” we do not eliminate or extinguish the guaranty arrangement because it is a contractual arrangement with the unconsolidated MBS trusts. The fair value of Fannie Mae MBS is determined based on observable market prices because most Fannie Mae MBS are actively traded. Fannie Mae MBS receive high credit quality ratings primarily because of our guaranty. Absent our guaranty, Fannie Mae MBS would be subject to the credit risk on the underlying loans. We continue to recognize a guaranty obligation and a reserve for guaranty losses associated with these securities because we carry these securities in the consolidated financial statements as guaranteed Fannie Mae MBS. The fair value of the guaranty obligation, net of deferred profit, associated with Fannie Mae MBS included in “Investments in securities” approximates the fair value of the credit risk that exists on these Fannie Mae MBS absent our guaranty. The fair value of the guaranty obligation, net of deferred profit, associated with the Fannie Mae MBS included in “Investments in securities” was $256 million and $364 million as of December 31, 2004 and 2003, respectively.

Master Servicing

We do not perform the day-to-day servicing of mortgage loans in an MBS trust in a Fannie Mae securitization transaction; however, we are compensated to carry out administrative functions for the trust and oversee the primary servicer’s performance of the day-to-day servicing of the trust’s mortgage assets. This arrangement gives rise to either an MSA or an MSL.

Our MSA, net of a valuation allowance, was $580 million and $368 million as of December 31, 2004 and 2003, respectively. We recognized additions to MSA of $212 million and $299 million for the years ended December 31, 2004 and 2003, respectively. For the years ended December 31, 2004, 2003 and 2002, we recognized MSA amortization of $22 million, $76 million and $53 million, respectively, with a proportionate reduction of related deferred profit, where applicable. The MSA fair value was $808 million and $431 million as of December 31, 2004 and 2003, respectively.

We record LOCOM adjustments to the MSA through a valuation allowance. The MSA valuation allowance was $19 million, $74 million and $81 million as of December, 31, 2004, 2003 and 2002, respectively. We recognized LOCOM adjustments (recoveries) to the MSA of $(56) million, $(7) million and $57 million for the years ended December 31, 2004, 2003 and 2002, respectively. In addition, we recognized other-than-temporary impairment of $23 million, $148 million and $187 million for the years ended December 31, 2004, 2003 and 2002, respectively, which directly reduced the value of the MSA as well the valuation allowance for any amount previously recorded as a LOCOM adjustment.

9.	Short-term Borrowings and Long-term Debt

We obtain the funds to finance our mortgage purchases and other business activities by selling debt securities in both the domestic and international capital markets. We issue a variety of debt securities to fulfill our ongoing funding needs.

Short-term Borrowings

Our short-term borrowings consist of both “Federal funds purchased and securities sold under agreements to repurchase” and “Short-term debt” in the consolidated balance sheets. These are defined as borrowings with an original contractual maturity of one year or less. The following table displays our short-term borrowings as of December 31, 2004 and 2003.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31,
	2004		2003
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Outstanding	Rate(1)	Outstanding	Rate(1)
			(Restated)
	(Dollars in millions)

Federal funds purchased and securities sold under agreements to repurchase	$2,400	1.90%	$3,673	1.03%

Fixed short-term debt:
U.S. discount notes	$299,728	2.14%	$327,967	1.11%
Foreign exchange discount notes	6,591	0.84	1,214	1.37
Other short-term debt	3,724	1.59	1,863	1.53
Floating short-term debt	6,250	2.19	10,235	1.03
Debt from consolidations	3,987	2.20	2,383	1.14

Total short-term debt	$320,280	2.11%	$343,662	1.11%

(1)	Includes discounts, premiums and other deferred price adjustments.

Our federal funds purchased and securities sold under agreements to repurchase represent agreements to repurchase securities from banks with excess reserves on a particular day for a specified price, with the repayment generally occurring on the following day. Our short-term debt includes U.S. discount notes and foreign exchange discount notes, as well as other short-term debt. Our U.S. discount notes are unsecured general obligations and have maturities ranging from overnight to 360 days from the date of issuance. Additionally, we issue foreign exchange discount notes in the Euro money market enabling investors to hold short-term investments in different currencies. We have the ability to issue foreign exchange discount notes in all tradable currencies in maturities from 5 days to 360 days. Both of these types of debt securities are issued with interest rates that are either fixed or floating. Additionally, we have short-term debt from consolidations, which is described below.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term Debt

Long-term debt represents borrowings with an original contractual maturity of greater than one year. The following table displays our long-term debt as of December 31, 2004 and 2003.

	As of December 31,
	2004			2003
			Weighted			Weighted
			Average			Average
			Interest			Interest
	Maturities	Outstanding	Rate(1)	Maturities	Outstanding	Rate(1)
				(Restated)
	(Dollars in millions)

Senior fixed:
Medium-term notes	2005-2014	$197,729	3.18%	2004-2013	$179,815	2.88%
Benchmark notes & bonds	2005-2030	298,234	4.79	2004-2030	326,762	4.99
Foreign exchange notes & bonds	2005-2028	4,792	3.68	2005-2028	3,907	3.89
Other long-term debt	2005-2038	39,125	6.13	2004-2038	34,609	6.19

		539,880	4.29		545,093	4.36
Senior floating:
Medium-term notes	2005-2009	69,949	2.28	2004-2013	50,345	1.08
Other long-term debt	2018-2018	300	2.74	2018-2022	554	2.07

		70,249	2.28		50,899	1.09
Subordinated fixed:
Medium-term notes	2006-2011	6,988	5.44	2006-2011	6,982	5.44
Other subordinated debt	2012-2019	7,207	6.23	2012-2019	7,064	6.16

		14,195	5.84		14,046	5.80
Debt from consolidations	2005-2039	8,507	5.76	2004-2039	7,580	6.30

Total long-term debt(2)		$632,831	4.13%		$617,618	4.15%

(1)	Includes discounts, premiums and other deferred price adjustments.

(2)	Reported amounts include a net premium and deferred price adjustments of $11.2 billion and $11.5 billion as of December 31, 2004 and 2003, respectively.

Our long-term debt includes a variety of debt types. We issue both fixed and floating medium-term notes, which range in maturity from one to ten years and are issued through dealer banks. We also offer both senior and subordinated benchmark notes and bonds in large, regularly-scheduled issuances that provide increased efficiency, liquidity and tradability to the market. We did not issue subordinated benchmark debt during 2004, but issued subordinated notes and bonds with a face value of $4.0 billion in 2003. Our outstanding subordinated benchmark debt, net of discounts, premiums and other deferred price adjustments, was $14.2 billion and $14.0 billion for the years ended December 31, 2004 and 2003, respectively. Additionally, we have issued notes and bonds denominated in several foreign currencies and are prepared to issue debt in numerous other currencies. All foreign currency denominated transactions are swapped back into U.S. dollars through the use of cross currency interest rate swaps for the purpose of funding our mortgage assets.

Our other long-term debt includes callable and non-callable securities, which include all long-term non-benchmark securities, such as zero-coupons, fixed and other long-term securities, and are generally negotiated underwritings with one or more dealers or dealer banks.

Debt from Consolidations

Debt from consolidations includes debt from both MBS trust consolidations and certain secured borrowings. Debt from MBS trust consolidations represents our liability to third-party beneficial interest holders when the

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets of corresponding trust have been included in the consolidated balance sheets and we do not own all of the beneficial interests in the trust. Long-term debt from these transactions in the consolidated balance sheets as of December 31, 2004 and 2003 was $5.8 billion and $5.7 billion, respectively.

Additionally, we record a secured borrowing, to the extent of proceeds received, upon the transfer of financial assets from the consolidated balance sheets that does not qualify as a sale. Long-term debt from these transactions in the consolidated balance sheets as of December 31, 2004 and 2003 was $2.7 billion and $1.9 billion, respectively.

Characteristics of Debt

As of December 31, 2004 and 2003, we had zero-coupon debt with a face amount of $325.4 billion and $347.1 billion, respectively, which had an effective interest rate of 2.2% and 1.2%, respectively.

We issue callable debt instruments to manage the duration and prepayment risk of expected cash flows of the mortgage assets we own. Our outstanding debt as of December 31, 2004 included $212.2 billion of callable debt that could be redeemed in whole or in part at our option any time on or after a specified date.

The table below displays the amount of our long-term debt as of December 31, 2004 by year of maturity for each of the years 2005-2009 and thereafter. The first column assumes that we pay off this debt at maturity, while the second column assumes that we redeem our callable debt at the next available call date.

		Assuming Callable Debt
	Long-Term Debt by	Redeemed at Next
	Year of Maturity	Available Call Date
	(Dollars in millions)

2005	$145,955	$301,896
2006	107,168	92,883
2007	100,224	62,437
2008	58,742	39,071
2009	52,980	30,878
Thereafter	159,255	97,159
Debt from consolidations(1)	8,507	8,507

Total(2)	$632,831	$632,831

(1)	Contractual maturity of debt from consolidations is not a reliable indicator of expected maturity because borrowers of the underlying loans generally have the right to prepay their obligations at any time.

(2)	Reported amount includes a net premium and deferred price adjustments of $11.2 billion.

During the year ended December 31, 2004, we called $155.6 billion of debt with a weighted average interest rate of 2.8% and repurchased $4.3 billion of debt with a weighted average interest rate of 3.5%. During the year ended December 31, 2003, we called $188.7 billion of debt with a weighted average interest rate of 3.3% and repurchased $19.8 billion of debt with a weighted average interest rate of 5.6%. During the year ended December 31, 2002, we called $121.0 billion of debt with a weighted average interest rate of 5.0% and repurchased $7.9 billion of debt with a weighted average interest rate of 6.2%. We recorded losses from these debt extinguishments of $152 million, $2.7 billion and $814 million for the years ended December 31, 2004, 2003 and 2002, respectively.

10.	Derivative Instruments

We use derivative instruments, in combination with our debt issuances, to reduce the duration and prepayment risk relating to the mortgage assets we own. We also enter into commitments to purchase and sell securities and purchase loans. We account for some of these commitments as derivatives. Typically, we settle the notional amount of our mortgage commitments; however, we do not settle the notional amount of our derivative instruments. Notional amounts, therefore, simply provide the basis for calculating actual payments or settlement amounts.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Although derivative instruments are critical to our interest rate risk management strategy, we did not apply hedge accounting to instruments entered into during the three-year period ended December 31, 2004. As such, all fair value changes and gains and losses on these derivatives, including accrued interest, were recognized as “Derivatives fair value losses, net” in the consolidated statements of income.

Prior to our adoption of SFAS 133, certain of our derivative instruments met the criteria for hedge accounting under the accounting standards at that time. Accordingly, effective with our adoption of SFAS 133, we deferred gains of approximately $230 million from fair value-type hedges as basis adjustments to the related debt and $75 million for cash flow-type hedges in AOCI. We recorded amortization related to the fair value-type hedges of $31 million, $42 million and $37 million for the years ended December 31, 2004, 2003 and 2002, respectively, as a reduction of “Interest expense” in the consolidated statements of income. We recorded amortization related to the cash flow-type hedges of $7 million, $8 million and $17 million for the years ended December 31, 2004, 2003 and 2002, respectively, as a reduction of “Interest expense” in the consolidated statements of income.

Derivatives

We issue various types of debt to finance the acquisition of mortgages and mortgage-related securities. We use interest rate swaps and interest rate options, in combination with our debt issuances, to better match both the duration and prepayment risk of our mortgages and mortgage-related securities, which we would not be able to accomplish solely through the issuance of debt. These instruments primarily include interest rate swaps, swaptions and caps. Interest rate swaps provide for the exchange of fixed and variable interest payments based on contractual notional principal amounts. These may include callable swaps, which give counterparties or us the right to terminate interest rate swaps before their stated maturities. Swaptions provide us with an option to enter into interest rate swaps at a future date. Caps provide ceilings on the interest rates of our variable-rate debt. We also use basis swaps, which provide for the exchange of variable payments based on different interest rate indices, such as the Treasury Bill rate, the Prime rate, or the London Inter-Bank Offered Rate. Although our foreign-denominated debt represents approximately 1% of total debt outstanding as of December 31, 2004 and 2003, we enter into foreign currency swaps to effectively convert our foreign-denominated debt into U.S. dollars.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays the outstanding notional balances and fair value of our derivative instruments as of December 31, 2004 and 2003.

	As of December 31,
	2004		2003
		Fair		Fair
	Notional	Value(1)	Notional	Value(1)
			(Restated)
	(Dollars in millions)

Swaps:
Pay-fixed	$142,017	$(6,687)	$364,377	$(12,197)
Receive-fixed	81,193	479	201,229	3,393
Basis	32,273	7	32,303	(8)
Foreign currency	11,453	686	5,195	335
Swaptions:
Pay-fixed	170,705	3,370	163,980	5,693
Receive-fixed	147,570	7,711	141,195	8,468
Interest rate caps	104,150	638	130,350	607
Other(2)	733	84	379	98

	690,094	6,288	1,039,008	6,389
Accrued interest	—	(856)	—	(2,401)

Total	$690,094	$5,432	$1,039,008	$3,988

(1)	Represents the net of “Derivative assets at fair value “and “Derivative liabilities at fair value” for derivatives excluding mortgage commitment derivatives.

(2)	Includes MBS options, swap credit enhancements and mortgage insurance contracts that are accounted for as derivatives. The mortgage insurance contracts have payment provisions that are not based on a notional amount.

Mortgage Commitment Derivatives

We enter into forward purchase and sale commitments that lock in the future delivery of mortgage loans and mortgage-related securities at a fixed price or yield. Certain commitments to purchase mortgage loans and purchase or sell mortgage-related securities meet the criteria of a derivative and these commitments are recorded in the consolidated balance sheets at fair value as either “Derivative assets at fair value” or “Derivative liabilities at fair value.” The following table displays the outstanding notional balance and fair value for our mortgage commitment derivatives as of December 31, 2004 and 2003.

	As of December 31,
	2004		2003
		Fair		Fair
	Notional	Value(1)	Notional	Value(1)
			(Restated)
	(Dollars in millions)

Mortgage commitments to purchase whole loans	$2,118	$4	$2,709	$10
Forward contracts to purchase mortgage-related securities	20,059	43	19,882	142
Forward contracts to sell mortgage-related securities	18,423	(35)	20,969	(147)

Total	$40,600	$12	$43,560	$5

(1)	Represents the net of “Derivative assets at fair value” and “Derivative liabilities at fair value” for mortgage commitment derivatives.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Income Taxes

We operate as a government-sponsored enterprise. We are subject to federal income tax, but we are exempt from state and local income taxes. The following table displays the components of our provision for federal income taxes for the years ended December 31, 2004, 2003 and 2002.

	For the Year Ended December 31,
	2004	2003	2002
			(Restated)
		(Restated)
	(Dollars in millions)

Current income tax expense	$2,651	$3,216	$2,935
Deferred income tax benefit	(1,627)	(782)	(2,095)

Provision for federal income taxes	$1,024	$2,434	$840

The table above excludes the income tax effect of our minimum pension liability, unrealized gains and losses of AFS securities and guaranty assets and buy-ups, since the tax effect of those items is recognized directly in “Stockholders’ equity.” Stockholders’ equity increased by $500 million and $3.3 billion for the years ended December 31, 2004 and 2003, respectively, and decreased by $3.5 billion for the year ended December 31, 2002, as a result of these tax effects. Additionally, the table above does not reflect the tax impact of extraordinary gains (losses) or cumulative effect of change in accounting principle as these amounts are recorded in the consolidated statements of income, net of tax effect. We recorded a tax benefit of $4 million for the year ended December 31, 2004 and tax expense of $103 million for the year ended December 31, 2003 related to extraordinary gains (losses). In addition, for the year ended December 31, 2003, we recorded tax expense of $20 million related to the cumulative effect of change in accounting principle.

The following table displays the difference between our effective tax rates and the statutory federal tax rates for the years ended December 31, 2004, 2003 and 2002.

	For the Year Ended December 31,
	2004	2003	2002
			(Restated)
		(Restated)

Statutory corporate tax rate	35.0%	35.0%	35.0%
Tax-exempt interest and dividends received deductions	(5.4)	(3.0)	(6.9)
Equity investments in affordable housing projects	(14.5)	(7.4)	(11.8)
Penalty	2.4	—	—
Other	(0.3)	(0.9)	1.4

Effective tax rate	17.2%	23.7%	17.7%

The effective tax rate is the provision for federal income taxes, excluding the tax effect of extraordinary items and cumulative effect of change in accounting principle, expressed as a percentage of income before federal income taxes. The effective tax rate for the years ended December 31, 2004, 2003 and 2002 is different from the federal statutory rate of 35% primarily due to the benefits of our holdings of tax-exempt investments as well as our investments in housing projects eligible for the low-income housing tax credit and other equity investments that provide tax credits. In 2004, offsetting these decreases to the effective tax rate was the tax impact of the $400 million civil penalty agreed to with OFHEO and the SEC that is non-deductible for tax purposes. The higher effective rate in 2003 as compared to 2004 and 2002 relates to our higher earnings in 2003.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays our deferred tax assets and deferred tax liabilities as of December 31, 2004 and 2003.

	As of December 31,
	2004	2003
		(Restated)
	(Dollars in millions)

Deferred tax assets:
Debt and derivative instruments	$5,619	$4,428
Net guaranty assets and obligations and related items	793	576
Cash fees and other upfront payments	601	549
Allowance for loan losses and basis in REO properties	545	412
Employee compensation and benefits	143	150
Other, net	216	136

Total deferred tax assets	$7,917	$6,251

Deferred tax liabilities:
Mortgage and mortgage-related assets	1,764	2,107
Partnership and equity investments and related credits	79	62

Total deferred tax liabilities	1,843	2,169

Net deferred tax assets	$6,074	$4,082

We are subject to examination by the Internal Revenue Service (“IRS”). The IRS is currently examining our 2002-2004 tax returns. We have issues before the IRS Appeals Division related to tax years 1999-2001. We and the IRS have resolved all issues raised by the IRS for the years prior to 1999.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Earnings Per Share

The following table displays the computation of basic and diluted earnings per share of common stock.

	For the Year Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
	(Dollars and shares in millions,
	except per share amounts)

Income before extraordinary gains (losses) and cumulative effect of change in accounting principle	$4,975	$7,852	$3,914
Extraordinary gains (losses), net of tax effect	(8)	195	—
Cumulative effect of change in accounting principle, net of tax effect	—	34	—

Net income	4,967	8,081	3,914
Preferred stock dividends and issuance costs at redemption	(165)	(150)	(111)

Net income available to common stockholders	$4,802	$7,931	$3,803

Weighted-average common shares outstanding—basic	970	977	992
Dilutive potential common shares(1)	3	4	6

Weighted-average common shares outstanding—diluted	973	981	998

Basic earnings per share:
Earnings before extraordinary gains (losses) and cumulative effect of change in accounting principle(2)	$4.96	$7.88	$3.83
Extraordinary gains (losses), net of tax effect	(0.01)	0.20	—
Cumulative effect of change in accounting principle, net of tax effect	—	0.04	—

Basic earnings per share	$4.95	$8.12	$3.83

Diluted earnings per share:
Earnings before extraordinary gains (losses) and cumulative effect of change in accounting principle(2)	$4.94	$7.85	$3.81
Extraordinary gains (losses), net of tax effect	—	0.20	—
Cumulative effect of change in accounting principle, net of tax effect	—	0.03	—

Diluted earnings per share	$4.94	$8.08	$3.81

(1)	Dilutive potential common shares consist primarily of the dilutive effect from our nonqualified stock options.

(2)	Amount is net of preferred stock dividends and issuance costs at redemption.

13.	Stock-Based Compensation Plans

We have two stock-based compensation plans, the 1985 Employee Stock Purchase Plan and the Stock Compensation Plan of 2003. Under these plans, we offer various stock-based compensation programs where we provide employees an opportunity to purchase Fannie Mae common stock or we periodically make stock awards to certain employees in the form of nonqualified stock options, performance share awards, restricted stock awards, restricted stock units or stock bonus awards. In connection with current and predecessor stock-based compensation plans, we recorded compensation expense of $105 million, $113 million and $42 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Stock-Based Compensation Plans

The 1985 Employee Stock Purchase Plan (the “1985 Purchase Plan”) provides employees an opportunity to purchase shares of Fannie Mae common stock at a discount to the fair market value of the stock during specified purchase periods. Our Board of Directors sets the terms and conditions of offerings under the 1985 Purchase Plan, including the number of available shares and the size of the discount. In 2004, our shareholders

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approved the Board of Directors’ recommendation to increase the aggregate maximum number of shares of common stock available for employee purchase to 50 million from 41 million. Since its inception in 1985, we have made available 39,581,505 shares under the 1985 Purchase Plan. In any purchase period, the maximum number of shares available for purchase by an eligible employee is the largest number of whole shares having an aggregate fair market value on the first day of the purchase period that does not exceed $25,000. The shares offered under the 1985 Purchase Plan are authorized and unissued shares of common stock or treasury shares.

The Stock Compensation Plan of 2003 (the “2003 Plan”) is the successor to the Stock Compensation Plan of 1993 (the “1993 Plan”). By its terms, no new awards were permitted to be made under the 1993 Plan after May 20, 2003 other than automatic grants of restricted stock to directors joining our Board of Directors on or prior to May 22, 2006. The 2003 Plan, like the 1993 Plan, enables us to make stock awards in various forms and combinations. Under the 2003 Plan, these include stock options, stock appreciation rights, restricted stock, restricted stock units, performance share awards and stock bonus awards. The aggregate maximum number of shares of common stock available for award to employees and non-management directors under the 2003 Plan is 40 million. Since its inception in 2003 and after the effects of cancellations, we have awarded 4,028,732 shares under this plan. The shares awarded under the 2003 Plan may be authorized and unissued shares, treasury shares or shares purchased on the open market.

Stock-Based Compensation Programs

Nonqualified Stock Options

Under the 2003 Plan, we may grant stock options to eligible employees and non-management members of the Board of Directors. Generally, employees and non-management directors cannot exercise their options until at least one year subsequent to the grant date, and they expire ten years from the date of grant. Typically options vest 25% per year beginning on the first anniversary of the date of grant. The exercise price of each option was equal to the fair market value of our common stock on the date we granted the option. Since 2003, we have recorded compensation expense for grants under this plan under SFAS 123. We recorded compensation expense related to nonqualified stock options of $34 million and $20 million for the years ended December 31, 2004 and 2003, respectively. Prior to our adoption of SFAS 123, we did not recognize compensation expense for this program.

Under the 1993 Plan, our Board of Directors approved the EPS Challenge Option Grant in January 2000 for all regular full-time and part-time employees. At that time, all employees, other than management group employees, received a one-time grant of 350 options at a price of $62.50 per share, the fair market value of the stock on the grant date. Management group employees received option grants equivalent to a set percentage of their November 1999 stock grants. Subsequent grants were made to new or promoted employees. EPS Challenge Option Grants were scheduled to vest over a stated time period with accelerated vesting if we met target financial performance goals in 2003 based on a pre-determined earnings per share amount set by the Board of Directors. The Board of Directors determined that we exceeded the target goal in December 2003 and the EPS Challenge options vested in January 2004.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays nonqualified stock option activity for the years ended December 31, 2004, 2003 and 2002.

	For the Year Ended December 31,
	2004			2003			2002
		Weighted-	Weighted-		Weighted-	Weighted-		Weighted	Weighted-
		Average	Average		Average	Average		Average	Average
		Exercise	Fair Value		Exercise	Fair Value		Exercise	Fair Value
	Options(1)	Price	at Grant Date	Options(1)	Price	at Grant Date	Options(1)	Price	at Grant Date

Balance, January 1	26,077	$62.78	$20.71	25,131	$59.16	$19.94	26,234	$57.05	$19.22
Granted	2,595	78.04	20.83	3,747	68.40	19.42	869	78.39	26.24
Exercised	(3,263)	39.63	12.52	(2,302)	30.52	9.28	(1,484)	29.58	9.37
Forfeited and/or expired	(560)	76.53	25.54	(499)	71.60	24.74	(488)	69.97	24.50

Balance, December 31	24,849	$67.10	$21.65	26,077	$62.78	$20.71	25,131	$59.16	$19.94

Options exercisable, December 31	18,760	$64.73	$21.74	15,867	$58.27	$19.32	15,619	$51.48	$16.71

(1)	Options in thousands.

The following table displays information about our nonqualified stock options outstanding as of December 31, 2004.

	As of December 31, 2004
	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Options(1)	Life	Price	Options(1)	Price

$18.00 - $35.00	1,173	0.9	$27.45	1,173	$27.45
35.01 - 53.00	3,034	2.5	46.48	3,033	46.48
53.01 - 70.00	9,029	5.2	65.84	6,511	64.91
70.01 - 87.00	11,613	5.8	77.47	8,043	76.91

Total	24,849	5.0	$67.10	18,760	$64.73

(1)	Options in thousands.

Employee Stock Purchase Program Plus

Prior to 2003, the Board of Directors established offerings to eligible employees under the 1985 Purchase Plan. Beginning with the 2003 offering, the program was redesigned as a two-part program known as the Employee Stock Purchase Program Plus. The new program consisted of two parts: (i) an opportunity to receive the right to purchase shares of common stock pursuant to the 1985 Purchase Plan (the “ESPP Component”); and (ii) a contingent stock bonus award pursuant to the provisions of the 1993 Plan for the 2003 offering and the 2003 Plan for the 2004 offering (the “Plus Component”). In 2004 and 2003, under the ESPP Component, employees could purchase shares at 95% of the stock price on the grant date. In contrast, prior offerings, including the 2002 offering, permitted eligible employees to purchase shares at 85% of the stock price on the date of grant. Under the Plus Component, employees were granted a stock bonus contingent upon meeting our predetermined corporate thresholds.

Under the 2004 offering of the ESPP Component of the plan, we issued 2,568 shares of common stock in 2004, all of which were purchased by employees who retired during the year. Additionally, eligible employees purchased 1,764,983 shares of common stock in 2004 at $61.28 per share under the 2003 offering. In 2003, employees purchased 5,580 shares of common stock in 2003 at $68.46 per share under the 2002 offering. All shares vest immediately upon purchase by the employee.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the Plus Component of the plan, we did not award any stock grants for the 2004 offering because we were unable to determine whether the performance criteria had been met because we did not have financial data on which we could rely to make the determination. Instead, the Compensation Committee of the Board of Directors replaced the Plus Component of the offering with a cash payment of $2,500 to each eligible employee. Under the Plus Component for the 2003 offering, employees received 177,475 shares in 2004. The Plus Component was not part of the 2002 offering.

The ESPP Component under the program is considered to be compensatory under SFAS 123 due to certain option features. Therefore, we recognized compensation expense for grants of $13 million and $12 million in 2004 and 2003, respectively. Prior to our adoption of SFAS 123, we did not recognize compensation expense related to the ESPP. The Plus Component of the program is also compensatory. As such, we recorded compensation expense of $1 million and $11 million related to the stock grants in 2004 and 2003, respectively. The 2004 amount was lower than the 2003 amount due to $12 million of expense recorded for the cash payments made as a replacement of the stock grants, as discussed above. There were no grants under this component of the program in 2002.

Performance Share Program

Under the 1993 and 2003 Plans, certain eligible employees may be awarded performance shares. This program has only been made available to Senior Vice Presidents and above. Under the plans, the terms and conditions of the awards are established by the Compensation Committee for the 2003 Plan and by the non-management members of the Board of Directors for the 1993 Plan. Performance shares become actual awards of common stock if the goals set for the multi-year performance cycle are attained. At the end of the performance period, we distribute common stock in two or three installments over a period not longer than three years as long as the participant remains employed by Fannie Mae. Generally, dividend equivalents are earned on unpaid installments of completed cycles and are paid at the same time the shares are delivered to participants. The aggregate market value of performance shares awarded is capped at three times the stock price on the date of grant. The Board authorized and granted 517,373 shares, 466,216 shares and 505,588 shares for the three-year performance periods beginning in January of 2004, 2003 and 2002, respectively. Performance shares had a weighted average grant date fair value of $71.83, $64.24 and $75.56 in 2004, 2003 and 2002, respectively.

Outstanding contingent grants of common stock under the Performance Share Program as of December 31, 2004 totaled 381,920, 423,251, 585,341 and 286,549 for the 2004-2006, 2003-2005, 2002-2004 and 2001-2003 performance periods, respectively. We recorded compensation expense for these grants of $24 million, $55 million and $34 million in 2004, 2003 and 2002, respectively. These shares have not been issued because the Compensation Committee has not yet determined if we achieved our goals for each period due to the restatement. A determination as to payment for this program will be made by the Board of Directors after reviewing the restated consolidated financial results and assessing its impact on the quantitative measures as well as considerations of qualitative measures.

Restricted Stock Program

Under the 1993 and 2003 Plans, employees may be awarded grants as restricted stock awards (“RSA”) and, under the 2003 Plan, also as restricted stock units (“RSU”), depending on years of service and age at the time of grant. Each RSU represents the right to receive a share of common stock at the time of vesting. As a result, RSUs are generally similar to restricted stock, except that RSUs do not confer voting rights on their holders. By contrast, the RSAs do have voting rights. Vesting of the grants is based on continued employment. In general, grants vest in equal annual installments over three or four years beginning on the first anniversary of the date of grant. The compensation expense related to restricted stock is based on the grant date fair value of our common stock.

In 2004, we awarded 668 shares of restricted stock under the 1993 Plan and 1,035,891 shares of restricted stock under the 2003 Plan. We released 244,535 shares in 2004 as awards vested. In 2003, we awarded 506,625 shares of restricted stock under the 1993 Plan and 65,624 shares of restricted stock under the 2003

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plan. We released 116,119 shares in 2003 as awards vested. Unvested shares totaled 1,522,859 and 806,274 as of December 31, 2004 and 2003, respectively, at a weighted average fair value at grant date of $75.32 and $70.98, respectively.

We recorded compensation expense for these grants of $32 million, $16 million and $8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Stock Appreciation Rights

Under the 2003 Plan, we are permitted to grant to employees Stock Appreciation Rights (“SARs”), an award of common stock or an amount of cash, or a combination of shares of common stock and cash, the aggregate amount or value of which is determined by reference to a change in the fair value of the common stock. As of December 31, 2004, no SARs had been granted.

Shares Available for Future Issuance

The 1985 Purchase Plan and the 2003 Plan allow us to issue up to 90 million shares of common stock to eligible employees for all programs. As of December 31, 2004, 10,418,495 and 35,971,268 shares remained available for grant under the 1985 Purchase Plan and the 2003 Plan, respectively.

14.	Employee Retirement Benefits

We sponsor both defined benefit plans and defined contribution plans for our employees, as well as a healthcare plan that provides certain health benefits for retired employees and their dependents.

Defined Benefit Pension Plans and Postretirement Health Care Plan

Our defined benefit pension plans include qualified and nonqualified noncontributory plans. Pension plan benefits are based on years of credited service and a percentage of eligible compensation. All regular full-time employees and regular part-time employees regularly scheduled to work at least 1,000 hours per year are eligible to participate in the qualified defined benefit pension plan. We fund our qualified pension plan through employer contributions to an irrevocable trust that is maintained for the sole benefit of plan participants. Contributions to our qualified pension plan are subject to a minimum funding requirement and a maximum funding limit under the Employee Retirement Income Security Act of 1974 (“ERISA”) and IRS regulations. Although we were not required to make any contributions to the qualified plan in 2004, 2003 or 2002, we did elect to make discretionary contributions in each of these years.

Our nonqualified pension plans include an Executive Pension Plan, Supplemental Pension Plan and the 2003 Supplemental Pension Plan, which is a bonus-based plan. These plans cover certain executive-level employees and supplement the benefits payable under the qualified pension plan. The Compensation Committee of the Board of Directors selects those who can participate in the Executive Pension Plan. The Board of Directors approves the pension goals under the Executive Pension Plan for participants who are at the level of Executive Vice President and above and payments are reduced by any amounts payable under the qualified plan. Participants typically vest in their pension benefits after ten years of service as a participant, with partial vesting usually beginning after five years. Benefits under the Executive Pension Plan are paid through a rabbi trust.

The Supplemental Pension Plan provides retirement benefits to employees who do not receive a benefit from the Executive Pension Plan and whose salary exceeds the statutory compensation cap applicable to the qualified plan or whose benefit is limited by the statutory benefit cap. Similarly, the 2003 Supplemental Pension Plan provides additional benefits to our officers based on the annual cash bonus received by an officer, but the amount of bonus considered is limited to 50% of the officer’s salary. We pay benefits for our unfunded Supplemental Pension Plans from our cash and cash equivalents.

We also sponsor a contributory postretirement Health Care Plan that covers substantially all regular full-time employees who meet the applicable service requirements. We accrue and pay the benefits for our unfunded postretirement Health Care Plan from our cash and cash equivalents.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net periodic benefit costs are determined on an actuarial basis and are included in “Salaries and employee benefits expense” in the consolidated statements of income. The following table displays components of our net periodic benefit costs for our qualified and nonqualified pension plans and our post-retirement Health Care Plan for the years ended December 31, 2004, 2003 and 2002.

	For the Year Ended December 31,
	2004			2003			2002
	Pension Plans			Pension Plans			Pension Plans
			Other Post-			Other Post-			Other Post-
		Non-	Retirement		Non-	Retirement		Non-	Retirement
	Qualified	Qualified	Plan	Qualified	qualified	Plan	Qualified	qualified	Plan
				(Restated)			(Restated)
	(Dollars in millions)

Service cost	$38	$8	$10	$31	$6	$8	$25	$3	$7
Interest cost	32	7	8	29	7	7	24	3	6
Expected return on plan assets	(28)	—	—	(18)	—	—	(21)	—	—
Amortization of initial transition obligation	—	—	2	(1)	—	2	(1)	—	2
Amortization of prior service cost	—	2	(1)	—	2	—	—	—	—
Amortization of net loss	3	4	2	5	1	1	—	1	—

Net periodic benefit cost	$45	$21	$21	$46	$16	$18	$27	$7	$15

Prior service costs, which are changes in benefit obligations due to plan amendments, are amortized over the average remaining service period for active employees for our pension plans and prior to the full eligibility date for the other postretirement Health Care Plan. Amortization of prior service costs and unrecognized gains or losses are included in the net periodic benefit costs in “Salaries and employee benefits expense” in the consolidated statements of income.

Contributions to the qualified pension plan increase the plan assets while contributions to the unfunded plans are made to fund current period benefit payments. We were not required to make minimum contributions to our qualified pension plan for the years ended December 31, 2004 and 2003 since we met the minimum funding requirements as prescribed by ERISA. However, we made discretionary contributions to our qualified pension plan of $121 million and $80 million for the years ended December 31, 2004 and 2003, respectively. We also made a discretionary contribution to our qualified pension plan of $37 million in 2005.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays the status of our pension and post-retirement plans as of December 31, 2004 and 2003.

	As of December 31,
	2004			2003
	Pension Plans			Pension Plans
			Other Post-			Other Post-
		Non-	Retirement		Non-	Retirement
	Qualified	Qualified	Plan	Qualified	Qualified	Plan
				(Restated)
	(Dollars in millions)

Change in Benefit Obligation
Benefit obligation at beginning of year	$472	$115	$126	$391	$95	$101
Service cost	38	8	10	31	6	8
Interest cost	32	7	8	29	7	7
Plan participants’ contributions	—	—	1	—	—	1
Plan amendments	—	5	(3)	—	—	(6)
Net actuarial loss	63	13	2	27	9	18
Benefits paid	(7)	(2)	(5)	(6)	(2)	(3)

Benefit obligation at end of year	$598	$146	$139	$472	$115	$126

Change in Plan Assets
Fair value of plan assets at beginning of year	$376	$—	$—	$234	$—	$—
Actual return on plan assets	47	—	—	68	—	—
Employer contributions	121	2	4	80	2	3
Plan participants’ contributions	—	—	1	—	—	—
Benefits paid	(7)	(2)	(5)	(6)	(2)	(3)

Fair value of plan assets at end of year	$537	$—	$—	$376	$—	$—

Reconciliation of Funded Status to Net Amount Recognized
Funded status at end of period	$(61)	$(146)	$(139)	$(96)	$(115)	$(126)
Unrecognized net actuarial loss	119	37	36	78	27	35
Unrecognized prior service cost (benefit)	1	21	(8)	1	17	(6)
Unrecognized net transition obligation	—	—	15	—	—	17

Net amount recognized	$59	$(88)	$(96)	$(17)	$(71)	$(80)

Amounts Recognized in the Consolidated Balance Sheets
Other assets:
Prepaid benefit cost	$59	$—	$—	$—	$—	$—
Intangible and other assets	—	19	—	—	13	—
Other liabilities:
Accrued benefit cost	—	(88)	(96)	(17)	(71)	(80)
Additional minimum pension liability	—	(29)	—	—	(19)	—
Accumulated other comprehensive income	—	10	—	—	6	—

Net amount recognized	$59	$(88)	$(96)	$(17)	$(71)	$(80)

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Actuarial gains or losses are annual changes in the amount of either the benefit obligation or the market-related value of plan assets resulting from experience different from that assumed or from changes in assumptions.

The following table displays information pertaining to the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for our pension plans as of December 31, 2004 and 2003.

	As of December 31,
	2004		2003
	Pension Plans		Pension Plans
		Non-		Non-
	Qualified	Qualified	Qualified	Qualified
			(Restated)
	(Dollars in millions)

Projected benefit obligation	$598	$146	$472	$115
Accumulated benefit obligation	434	105	348	80
Fair value of plan assets	537	—	376	—

Our current funding policy is to contribute an amount at least equal to the minimum required contribution under ERISA as well as to maintain a 105% current liability funded status as of January 1 of every year. The plan assets of our funded qualified pension plan were greater than our accumulated benefit obligation by $103 million and $28 million as of December 31, 2004 and 2003, respectively.

The pension and postretirement benefit amounts recognized in the consolidated financial statements are determined on an actuarial basis using several different assumptions that are measured at December 31, 2004, 2003 and 2002. The following table displays the actuarial assumptions for our principal plans used in determining the net periodic benefit expense in the consolidated statements of income for the years ended December 31, 2004, 2003 and 2002 and the net prepaid (liability) in the consolidated balance sheets as of December 31, 2004, 2003 and 2002.

	As of December 31,
	Pension Benefits			Postretirement Benefits
	2004	2003	2002	2004	2003	2002

Weighted average assumptions used to determine net periodic benefit costs
Discount rate	6.25%	6.75%	7.25%	6.25%	6.75%	7.25%
Average rate of increase in future compensation	5.75	6.50	6.50
Expected long-term weighted average rate of return on plan assets	7.50	7.50	8.50
Weighted average assumptions used to determine benefit obligation at year-end
Discount rate	5.75%	6.25%	6.75%	5.75%	6.25%	6.75%
Average rate of increase in future compensation	5.75	5.75	6.50
Health care cost trend rate assumed for next year
Pre-65				11.00%	9.00%	11.50%
Post-65				11.00	11.00	13.00
Rate that cost trend rate gradually declines to and remains at				5.00	4.50	4.50
Year that rate reaches the ultimate trend rate				2011	2007	2007

As of December 31, 2004, the effect of a 1% increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation by $4 million, while a 1% decrease would decrease the accumulated postretirement benefit obligation by a comparable $4 million. There would be no change on the net periodic postretirement benefit cost from a 1% change in either direction.

We review our pension and postretirement benefit plan assumptions on an annual basis. We calculate the net periodic benefit expense each year based on assumptions established at the end of the previous calendar year.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In determining our net periodic benefit costs, we assess the discount rate to be used in the annual actuarial valuation of our pension and postretirement benefit obligations at year-end. We consider the current yields on high-quality, corporate fixed-income debt instruments with maturities corresponding to the expected duration of our benefit obligations and supported by cash flow matching analysis based on expected cash flows specific to the characteristics of our plan participants, such as age and gender. As of December 31, 2004, we reduced the discount rate used to determine our accumulated projected benefit obligation by 50 basis points to 5.75% to reflect a corresponding rate reduction in corporate-fixed income debt instruments. We also assess the long-term rate of return on plan assets for our qualified pension plan. The return on asset assumption reflects our expectations for plan-level returns over a term of approximately seven to ten years. Given the longer-term nature of the assumption and a stable investment policy, it may or may not change from year to year. However, if longer-term market cycles or other economic developments impact the global investment environment, or asset allocation changes are made, we may adjust our assumption accordingly. The expected long-term rate of return on plan assets for 2004 remained unchanged from the 2003 rate of 7.5% because of the stability of the investment market and our asset allocations. We used an estimated long-term rate of return of 8.5% in 2002. Changes in assumptions used in determining pension and postretirement benefit plan expense did not have a material effect in the consolidated statements of income for the years ended December 31, 2004, 2003 or 2002.

The fair value allocation of our qualified pension plan assets on a weighted-average basis as of December 31, 2004 and 2003, and the target allocation, by asset category, are displayed below.

		Asset Allocation
	Target	As of December 31,
Investment Type	Allocation	2004	2003

Equity securities	75-85%	84%	86%
Fixed income securities	12-20%	15	14
Other	0-2%	1	—

Total		100%	100%

Given the diversity of our average employee age, gender and other characteristics, our investment strategy is to diversify our plan assets across a number of investments to reduce our concentration risk and maintain an asset allocation that allows us to meet current and future benefit obligations. With the goal of diversification, the assets of the qualified pension plan consist primarily of exchange-listed stocks, the majority of which are held in a passively managed index fund. We also invest in actively managed equity portfolios, which are restricted from investing in shares of our common or preferred stock, and an enhanced-index intermediate duration fixed income account. In addition, the plan holds liquid short-term investments that provide for monthly pension payments, plan expenses and, from time to time, may represent uninvested contributions or reallocation of plan assets. Our asset allocation policy provides for a larger equity weighting than many companies because our active employee base is relatively young, and we have a relatively small number of retirees currently receiving benefits, both of which suggest a longer investment horizon and consequently a higher risk tolerance level. Management periodically assesses our asset allocation to assure it is consistent with our plan objectives.

The table below displays the benefits we expect to pay in each of the next five years and subsequent five years for our pension plans and postretirement plan. The expected benefits are based on the same assumptions used to measure our benefit obligation as of December 31, 2004. In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care plans that provides a benefit that is at least actuarially equivalent to Medicare Part D. We are entitled to a subsidy under the Act, which reduces the accumulated postretirement benefit obligation attributed

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to past service and the net periodic postretirement benefit cost for the current period. We adopted FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”) prospectively as of July 1, 2004. The expected subsidy reduced the accumulated postretirement benefit obligation by $24 million and net periodic cost by $3 million as compared with the amount calculated without considering the effects of the subsidy. The Act’s impact on expected benefit payments under FSP 106-2 is also displayed in the table below.

	Expected Retirement Plan Benefit Payments
	Pension Benefits		Other Post Retirement Benefits
			Before Medicare	Medicare Part D
	Qualified	Nonqualified	Part D Subsidy	Subsidy
	(Dollars in millions)

2005	$8	$4	$4	$—
2006	10	4	5	—
2007	12	4	5	—
2008	14	5	6	—
2009	17	5	7	1
2010-2014	136	34	48	4

Defined Contribution Plans

Retirement Savings Plan

The Retirement Savings Plan is a defined contribution plan that includes both a 401(k) before-tax feature and a regular after-tax feature. Under the plan, eligible employees may allocate investment balances to a variety of investment options. We match employee contributions up to 3% of base salary in cash (maximum of $6,150 for 2004, $6,000 for 2003 and $6,000 for 2002). For the years ended December 31, 2004, 2003 and 2002, the maximum employee contribution as established by the IRS was $13,000, $12,000 and $11,000, respectively, with additional “catch-up” contributions permitted for participants aged 50 and older of $3,000, $2,000 and $1,000, respectively. Participants vest in our contributions beginning at two years of participation and become fully vested after five years of participation. There was no option to invest directly in our common stock for the years ended December 31, 2004, 2003 and 2002. We recorded expense of $13 million, $11 million and $11 million for the years ended December 31, 2004, 2003 and 2002, respectively, as “Salaries and employee benefits expense” in the consolidated statements of income.

Employee Stock Ownership Plan

We have an Employee Stock Ownership Plan (“ESOP”) for eligible employees who are regularly scheduled to work at least 1,000 hours in a calendar year. Participation is not available to participants in the Executive Pension Plan. Under the plan, we may contribute annually to the ESOP an amount up to 4% of the aggregate eligible salary for all participants at the discretion of the Board or based on achievement of defined corporate goals as determined by the Board of Directors. We may contribute either shares of Fannie Mae common stock or cash to purchase Fannie Mae common stock. When contributions are made in stock, the per share price is determined using the average high and low market prices on the day preceding the contribution. Compensation cost is measured as the fair value of the shares or cash contributed to, or to be contributed to, the ESOP. We record these contributions as salaries and employee benefits expense in the consolidated statements of income. Expense recorded in connection with the ESOP was $9 million, $9 million and $8 million for the years ended December 31, 2004, 2003 and 2002, respectively, based on actual contributions of 2% of salary for each of the reported years. The fair value of unearned ESOP shares, which represents the fair value of common shares issued or treasury shares sold to the ESOP, was $2 million as of both December 31, 2004 and 2003.

Participants are 100% vested in their ESOP accounts either upon attainment of age 65 or five years of service. Employees who are at least 55 years of age, and have at least 10 years of participation in the ESOP, may qualify to diversify vested ESOP shares by rolling over all or a portion of the value of their ESOP account

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

into investment funds available under the Retirement Savings Plan without losing the tax-deferred status of the value of the ESOP.

Participants are immediately vested in all dividends paid on the shares of Fannie Mae common stock allocated to their account. Unless employees elect to receive the dividend in cash, ESOP dividends are automatically reinvested in Fannie Mae common stock within the ESOP. If the employee does elect to receive the dividend in cash, the dividends are accrued upon declaration and are distributed in February for the four previous quarters pursuant to the employee’s election. Shares held but not allocated to participants who forfeited their shares prior to vesting are used to reduce our future contributions. ESOP shares are a component of our weighted shares outstanding for purposes of our EPS calculations, except unallocated shares which are not treated as outstanding until they are committed to be released for allocation to employee accounts. All cash contributions are held in a trust managed by the plan trustee and are invested in Fannie Mae common stock.

The following table displays the ESOP activity for the years ended December 31, 2004 and 2003.

	For the Year Ended December 31,
	2004	2003
		(Restated)

Common shares allocated to employees	1,582,653	1,530,161
Common shares committed to be released to employees	140,692	104,886
Unallocated common shares	2,482	1,862

15.	Segment Reporting

Through the second quarter of 2004, we disclosed only two segments, Portfolio Investment and Credit Guaranty. Previously, we aggregated the Single-Family Credit Guaranty and the HCD operating segments into a single Credit Guaranty reportable business segment. SFAS No. 131 requires segmentation based on the structure of the organization as evidenced by the review of operating results by the chief operating decision maker. We have determined that these operating segments should not have been aggregated because our chief operating decision maker did not review the operating results on a combined basis. These segments also did not meet certain other criteria necessary for aggregation, such as a similar nature of products and services and economic characteristics.

Additionally, management reviewed operating results on a basis (referred to as “Core”) that was not consistent with GAAP. Core financial statements were prepared by replacing certain derivative expenses based upon changes in fair value, with amortization expenses related to the initial cost of the derivatives. Our segment allocation methodologies were also based upon Core-based financial statements. As a result of the impact of restating the consolidated financial statements and the elimination of hedge accounting (see Note 1), Core-based financial statements are no longer meaningful, as there are no longer any adjustments needed to account for the effects of hedge accounting, and Core financials are no longer used by management to operate the business. Therefore, our segment reporting is prepared and presented in accordance with GAAP and consistent with the consolidated statements of income.

As such, prior period segment information has been restated for the years ended December 31, 2003 and 2002 and disaggregated into three segments. These three reportable segments are: Single-Family Credit Guaranty, HCD and Capital Markets (formerly named the “Portfolio Investment” segment). We use these three segments to generate revenue and manage business risk and each segment is based on the type of business activities it performs. These activities are discussed below.

Single-Family Credit Guaranty.  Our Single-Family Credit Guaranty segment works with our lender customers to securitize single-family mortgage loans into Fannie Mae MBS and to facilitate the purchase of single-family mortgage loans for our mortgage portfolio. Our Single-Family Credit Guaranty segment has responsibility for managing our credit risk exposure relating to the single-family Fannie Mae MBS held by third parties (such as lenders, depositories and global investors), as well as the single-family mortgage loans and single-family Fannie Mae MBS held in our mortgage portfolio. Our Single-Family Credit Guaranty segment also has

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

responsibility for pricing the credit risk of the single-family mortgage loans we purchase for our mortgage portfolio. Revenues in the segment are derived primarily from the guaranty fees the segment receives as compensation for assuming the credit risk on the mortgage loans underlying single-family Fannie Mae MBS and on the single-family mortgage loans held in our portfolio. The primary source of profits (losses) for the Single-Family Credit Guaranty segment is the difference between the guaranty fees earned and the costs of providing this service, including credit-related losses.

Housing and Community Development.  Our HCD segment helps to expand the supply of affordable and market-rate rental housing in the United States primarily by: (i) working with our lender customers to securitize multifamily mortgage loans into Fannie Mae MBS and to facilitate the purchase of multifamily mortgage loans for our mortgage portfolio; and (ii) making investments in rental and for-sale housing projects, including investments in rental housing that qualify for federal low-income housing tax credits. Our HCD segment has responsibility for managing our credit risk exposure relating to the multifamily Fannie Mae MBS held by third parties, as well as the multifamily mortgage loans and multifamily Fannie Mae MBS held in our mortgage portfolio. Revenues in the segment are derived from a variety of sources, including the guaranty fees the segment receives as compensation for assuming the credit risk on the mortgage loans underlying multifamily Fannie Mae MBS and on the multifamily mortgage loans held in our portfolio, transaction fees associated with the multifamily business and bond credit enhancement fees. In addition, HCD’s investments in housing projects eligible for the low-income housing tax credit and other investments generate both tax credits and net operating losses that reduce our federal income tax liability. While the Multifamily Credit Guaranty business is similar to our Single-Family Credit Guaranty business, neither the economic return nor the nature of the credit risk are similar to those of Single-Family Credit Guaranty.

Capital Markets.  Our Capital Markets segment manages our investment activity in mortgage loans and mortgage-related securities, and has responsibility for managing our assets and liabilities and our liquidity and capital positions. We fund mortgage loan and mortgage-related securities purchases by issuing debt in the global capital markets. The Capital Markets segment also has responsibility for managing our interest rate risk. The Capital Markets segment generates income primarily from the difference, or spread, between the yield on the mortgage assets we own and the cost of the debt we issue in the global capital markets to fund these assets.

Our segment financials include directly attributable revenues and expenses and estimations of apportioned overhead. We allocate capital to our segments using OFHEO minimum capital requirements for each segment adjusted for over- or under-capitalization. The Single-Family Credit Guaranty and HCD segments charge the Capital Markets segment a guaranty fee for managing the credit risk on most mortgage assets held by the Capital Markets segment. All inter-segment revenue and expense items are eliminated and, therefore, reconciling adjustments to the consolidated results are not required.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays our segment results for the years ended December 31, 2004, 2003 and 2002.

	For the Year Ended December 31, 2004
	Single-Family		Capital
	Credit Guaranty	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$478	$(144)	$17,747	$18,081

Guaranty fee income (expense)(2)	4,455	379	(1,230)	3,604
Investment gains (losses), net	84	—	(446)	(362)
Derivatives fair value losses, net	—	—	(12,256)	(12,256)
Debt extinguishment losses, net	—	—	(152)	(152)
Losses from partnership investments	—	(702)	—	(702)
Fee and other income (expense)	220	312	(128)	404

Non-interest income (loss)	4,759	(11)	(14,212)	(9,464)

Provision for credit losses	312	40	—	352
Other expenses	1,023	395	848	2,266

Income (loss) before federal income taxes and extraordinary gains (losses)	3,902	(590)	2,687	5,999
Provision (benefit) for federal income taxes	1,388	(927)	563	1,024

Income before extraordinary gains (losses)	2,514	337	2,124	4,975
Extraordinary losses, net of tax effect	—	—	(8)	(8)

Net income	$2,514	$337	$2,116	$4,967

(1)	Includes cost of capital charge.

(2)	Includes intercompany guaranty fee revenue (expense) of $1.0 billion allocated to Single-Family Credit Guaranty and HCD from Capital Markets for absorbing the credit risk on mortgage loans and Fannie Mae MBS held in our portfolio.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Year Ended December 31, 2003
	Single-Family		Capital
	Credit Guaranty	HCD	Markets	Total
	(Restated)
	(Dollars in millions)

Net interest income (expense)(1)	$495	$(99)	$19,081	$19,477

Guaranty fee income (expense)(2)	4,222	303	(1,244)	3,281
Investment gains (losses), net	76	—	(1,307)	(1,231)
Derivatives fair value losses, net	—	—	(6,289)	(6,289)
Debt extinguishment losses, net	—	—	(2,692)	(2,692)
Losses from partnership investments	—	(637)	—	(637)
Fee and other income (expense)	277	209	(146)	340

Non-interest income (loss)	4,575	(125)	(11,678)	(7,228)

Provision for credit losses	331	34	—	365
Other expenses	925	238	435	1,598

Income (loss) before federal income taxes, extraordinary gains (losses) and cumulative effect of change in accounting principle	3,814	(496)	6,968	10,286
Provision (benefit) for federal income taxes	1,333	(782)	1,883	2,434

Income before extraordinary gains (losses) and cumulative effect of change in accounting principle	2,481	286	5,085	7,852
Extraordinary gain, net of tax effect	—	—	195	195
Cumulative effect of change in accounting principle, net of tax effect	—	—	34	34

Net income	$2,481	$286	$5,314	$8,081

(1)	Includes cost of capital charge.

(2)	Includes intercompany guaranty fee revenue (expense) of $1.0 billion allocated to Single-Family Credit Guaranty and HCD from Capital Markets for absorbing the credit risk on mortgage loans and Fannie Mae MBS held in our portfolio.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Year Ended December 31, 2002
	Single-Family		Capital
	Credit Guaranty	HCD	Markets	Total
	(Restated)
	(Dollars in millions)

Net interest income (expense)(1)	$487	$(100)	$18,039	$18,426

Guaranty fee income (expense)(2)	3,264	271	(1,019)	2,516
Investment gains (losses), net	41	—	(542)	(501)
Derivatives fair value losses, net	—	—	(12,919)	(12,919)
Debt extinguishment losses, net	—	—	(814)	(814)
Losses from partnership investments	—	(509)	—	(509)
Fee and other income (expense)	206	149	(266)	89

Non-interest income (loss)	3,511	(89)	(15,560)	(12,138)

Provision for credit losses	237	47	—	284
Other expenses	754	188	308	1,250

Income (loss) before federal income taxes	3,007	(424)	2,171	4,754
Provision (benefit) for federal income taxes	1,049	(608)	399	840

Net income	$1,958	$184	$1,772	$3,914

(1)	Includes cost of capital charge.

(2)	Includes intercompany guaranty fee revenue (expense) of $829 million allocated to Single-Family Credit Guaranty and HCD from Capital Markets for absorbing the credit risk on mortgage loans and Fannie Mae MBS held in our portfolio.

The following table displays total assets by segment as of December 31, 2004 and 2003.

	As of December 31,
	2004	2003
		(Restated)
	(Dollars in millions)

Single-Family Credit Guaranty	$11,543	$8,724
HCD	10,166	7,853
Capital Markets	999,225	1,005,698

Total assets	$1,020,934	$1,022,275

We operate our business solely in the United States and accordingly, we do not generate any revenue from or have assets in geographic locations other than the United States.

16.	Regulatory Capital Requirements

The Federal Housing Enterprises Financial Safety and Soundness Act of 1992 (the “1992 Act”) established minimum capital, critical capital and risk-based capital requirements for us. Based upon these requirements, OFHEO classifies us as either adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized. We are required by federal statute to meet the minimum, critical and risk-based capital standards to be classified as adequately capitalized.

The minimum capital and critical capital standards are calculated by determining whether our core capital equals or exceeds the minimum capital requirement or the lower critical capital requirement, respectively. Core capital is defined by OFHEO and represents the sum of the stated value of our outstanding common stock (common stock less treasury stock), the stated value of our outstanding non-cumulative perpetual preferred stock, our paid-in-capital and our retained earnings, as determined in accordance with GAAP. The minimum capital standard is generally equal to the sum of: (i) 2.50% of on-balance sheet assets; (ii) 0.45% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties; and (iii) up to 0.45% of other off-

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

balance sheet obligations, which may be adjusted by the Director of OFHEO under certain circumstances (see 12 CFR 1750.4 for existing adjustments made by the Director of OFHEO). The critical capital standard is generally equal to the sum of: (i) 1.25% of on-balance sheet assets; (ii) 0.25% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties; and (iii) up to 0.25% of other off-balance sheet obligations, which may be adjusted by the Director of OFHEO under certain circumstances.

OFHEO’s risk-based capital standard ties our capital requirements to the risk in our book of business, as measured by a stress test model. The stress test simulates our financial performance over a ten-year period of severe economic conditions characterized by both extreme interest rate movements and mortgage default rates. Simulation results indicate the amount of capital required to survive this prolonged period of economic stress absent new business or active risk management action. In addition to this amount determined by the stress test, the risk-based capital requirement includes an additional 30% surcharge to cover unspecified management and operations risks. OFHEO sets this threshold quarterly and it is measured against total capital, defined in the table below.

The following table displays our regulatory capital classification measures as of December 31, 2004 and 2003.

	As of December 31,
	2004(1)	2003(1)
		(Restated)
	(Dollars in millions)

Core capital(2)	$34,514	$26,953
Required minimum capital(3)	32,121	31,816

Surplus (deficit) of core capital over/under required minimum capital	$2,393	$(4,863)

Surplus (deficit) of core capital percentage over/under required minimum capital(4)	7.4%	(15.3)%

Total capital(5)	$35,196	$27,487
Required risk-based capital(6)	10,039	27,221

Surplus of total capital over required risk-based capital	$25,157	$266

Core capital(2)	$34,514	$26,953
Required critical capital(7)	16,435	16,261

Surplus of core capital over required critical capital	$18,078	$10,691

Surplus of core capital percentage over required critical capital(8)	110.0%	65.7%

(1)	Except for required risk-based capital amounts, all amounts represent estimates which will be resubmitted to OFHEO for their certification. Required risk-based capital amounts represent previously announced results by OFHEO. OFHEO may determine that results require restatement in the future based upon analysis provided by us.

(2)	The sum of (a) the stated value of our outstanding common stock (common stock less treasury stock); (b) the stated value of our outstanding non-cumulative perpetual preferred stock; (c) our paid-in capital; and (d) our retained earnings. Core capital excludes AOCI.

(3)	Generally, the sum of (a) 2.50% of on-balance sheet assets; (b) 0.45% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties; and (c) up to 0.45% of other off-balance sheet obligations, which may be adjusted by the Director of OFHEO under certain circumstances (See 12 CFR 1750.4 for existing adjustments made by the Director of OFHEO).

(4)	Defined as the surplus (deficit) of core capital over required minimum capital expressed as a percentage of required minimum capital.

(5)	The sum of (a) core capital and (b) the total allowance for loan losses and reserve for guaranty losses, less (c) the specific loss allowance (that is, the allowance required on individually-impaired loans). The specific loss allowance totaled $63 million and $68 million as of December 31, 2004 and 2003, respectively.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6)	Defined as the amount of total capital required to be held to absorb projected losses flowing from future adverse interest rate and credit risk conditions specified by statute (see 12 CFR 1750.13 for conditions), plus 30% mandated by statute to cover management and operations risk.

(7)	Generally, the sum of (a) 1.25% of on-balance sheet assets; (b) 0.25% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties and (c) up to 0.25% of other off-balance sheet obligations, which may be adjusted by the Director of OFHEO under certain circumstances.

(8)	Defined as the surplus of core capital over critical capital expressed as a percentage of critical capital.

Factors that may result in potentially volatile components of capital include changes in net income primarily due to changes in fair values of derivatives and the size of our balance sheet assets, which may vary by marking to market AFS and trading securities.

Capital Classification

The 1992 Act requires the Director of OFHEO to determine the capital level and classification at least quarterly and to report the results to Congress. If OFHEO finds that we fail to meet these regulatory capital standards, we become subject to certain restrictions and requirements. OFHEO classified us as adequately capitalized as of December 31, 2003 and significantly undercapitalized as of September 30, 2004 and December 31, 2004.

In response to the initial findings from OFHEO’s September 2004 special examination interim report, we entered into the September 27, 2004 agreement with OFHEO (the “OFHEO Agreement”), which required us to take a series of steps with respect to our internal controls, organization and staffing, governance, accounting and capital. In accordance with the OFHEO Agreement, which, as described below, has since been terminated, we were required to obtain prior written approval from the Director of OFHEO before engaging in certain capital transactions, including any payment made to repurchase, redeem, retire or otherwise acquire any of our shares, including share repurchases; the calling of any preferred stock; as well as the restrictions on dividend payments described below.

As part of the OFHEO Agreement, we pledged to maintain the computed minimum capital surplus percentage of 18.5% that we reported as of August 31, 2004, and to achieve a targeted capital surplus equal to 30% over the statutory required minimum capital requirement within 270 days of the agreement. In November 2004, pursuant to the OFHEO Agreement, we submitted a capital plan to OFHEO for the Director’s approval detailing how management intended to achieve the 30% surplus requirement, including alternative strategies that might be employed in response to various market developments.

On December 21, 2004, following the SEC’s determination that we should restate our financial statements, OFHEO classified us as significantly undercapitalized as of September 30, 2004 and directed us to submit a capital restoration plan that would provide for compliance with our statutory minimum capital requirement plus a surplus of 30% over the statutory minimum capital requirement. Pursuant to OFHEO’s directive, we submitted a capital restoration plan within 10 days of receiving OFHEO’s directive. The final form of the capital restoration plan was approved by OFHEO in February 2005 and required us to achieve the 30% surplus by September 30, 2005. Under the plan, we intended to achieve the 30% capital surplus through (i) managing total balance sheet asset size by reducing the portfolio principally through normal mortgage liquidations in order to limit overall minimum capital requirements; and (ii) increasing core capital through increasing retained earnings, the December 2004 issuance of $5.0 billion of preferred stock, reducing the common stock dividend by 50%, and cost-cutting efforts to augment capital accumulation. As OFHEO directed, the plan also incorporated a formal process of monitoring and reporting to the agency on our progress in carrying out the plan.

Dividend Restrictions

During the period that we were considered adequately capitalized by OFHEO, approval by the Director of OFHEO was required for any dividend payment that would cause our capital to fall below specified capital levels. We exceeded the applicable capital standard for every quarter since the adoption of these requirements in 1992 until OFHEO classified us as significantly undercapitalized as of September 30, 2004.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the period that we were subject to the OFHEO Agreement (September 27, 2004 to May 22, 2006), we were required to obtain prior written approval from the Director of OFHEO before the payment of preferred stock dividends above stated contractual rates or, until we reached the targeted capital surplus, the payment of common stock dividends in excess of the prior quarter’s dividends. We must submit a written report to the Director of OFHEO after the declaration, but before the payment, of any dividend on our common stock. The report shall contain specific information on the amount of the dividend, the rationale for the payment and the impact on the required capital surplus.

During any period in which we defer payment of interest on qualifying subordinated debt, we may not declare or pay dividends on, or redeem, purchase or acquire, our common stock or preferred stock. Our qualifying subordinated debt requires us to defer the payment of interest for up to five years if either: (i) our core capital is below 125% of our critical capital requirement; or (ii) our core capital is below our minimum capital requirement, and the U.S. Secretary of the Treasury, acting on our request, exercises his or her discretionary authority pursuant to Section 304(c) of the Charter Act to purchase our debt obligations. To date, no triggering events have occurred that would require us to defer interest payments on our qualifying subordinated debt.

Compliance with Agreements

OFHEO has classified us as adequately capitalized as of March 31, 2005 and for all quarterly periods thereafter through June 30, 2006. In addition, OFHEO announced on November 1, 2005 that we achieved the 30% surplus over minimum capital as of September 30, 2005, as required by OFHEO. Because we have not yet prepared audited financial statements for any period after December 31, 2004, OFHEO’s capital classifications for periods after December 31, 2004 are based on our estimates of our financial condition as of such periods and remain subject to revision.

On September 1, 2005, we entered into an agreement with OFHEO under which it regulates certain financial risk management and disclosure commitments designed to enhance market discipline, liquidity and capital. Pursuant to this agreement with OFHEO, we agreed to issue qualifying subordinated debt, rated by at least two nationally recognized statistical rating organizations, in a quantity such that the sum of our total capital plus the outstanding balance of our qualifying subordinated debt equals or exceeds the sum of: (i) outstanding Fannie Mae MBS held by third parties times 0.45%; and (ii) total on-balance sheet assets times 4%. We must also take reasonable steps to maintain sufficient outstanding subordinated debt to promote liquidity and reliable market quotes on market values. Every six months, commencing January 1, 2006, we are required to submit, and have submitted, to OFHEO a subordinated debt management plan that includes any issuance plans for the upcoming six months, which is subject to OFHEO’s approval and is required to comply with our commitment regarding qualifying subordinated debt issuance requirements. In addition, we are required to provide periodic public disclosures on our risks and risk management practices and will inform OFHEO of the disclosures. These disclosures include: subordinated debt disclosures, liquidity management disclosures, interest rate risk disclosures, credit risk disclosures and risk rating disclosures.

On May 23, 2006, we agreed to the issuance of a consent order by OFHEO (the “OFHEO Consent Order”), which superseded and terminated the OFHEO Agreement and resolved all matters addressed by OFHEO’s interim and final reports of its special examination. According to the OFHEO Consent Order, we agreed to the following restrictions relating to our capital activity in addition to the restrictions set forth in the Charter Act:

•	We must continue our commitment to maintain a 30% capital surplus over our statutory minimum capital requirement until such time as the Director of OFHEO determines that the requirement should be modified or expire, considering factors such as resolution of accounting and internal control issues.

•	While the capital restoration plan is in effect, we must seek the approval of the Director of OFHEO before engaging in any transaction that could have the effect of reducing our capital surplus below an amount equal to 30% more than our statutory minimum capital requirement.

•	We must submit a written report to OFHEO detailing the rationale and process for any proposed capital distribution before making the distribution.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	We are not permitted to increase our net mortgage portfolio assets above the amount shown in the minimum capital report to OFHEO as of December 31, 2005 ($727.75 billion), except under limited circumstances at the discretion of OFHEO. Net mortgage portfolio assets are defined as mortgage loans and securities net of mark-to-market adjustments for available-for-sale securities, allowance for loan losses, and unamortized premiums and discounts. We will be subject to this limitation on portfolio growth until the Director of OFHEO has determined that expiration of the limitation is appropriate in light of information regarding: capital; market liquidity issues; housing goals; risk management improvements; outside auditor’s opinion that the consolidated financial statements present fairly in all material respects the financial condition of the company; receipt of an unqualified opinion from an outside audit firm that our internal controls are effective pursuant to section 404 of the Sarbanes-Oxley Act of 2002; or other relevant information.

We are in compliance with the OFHEO Consent Order as of the date of this filing.

17.	Preferred Stock

The following table displays preferred stock outstanding as of December 31, 2004 and 2003.

							Annual
							Dividend Rate
		Issued and Outstanding as of December 31,				Stated	as of
	Issue	2004		2003		Value	December 31,		Redeemable on
Title	Date	Shares	Amount	Shares	Amount	per Share	2004		or After
					(Restated)

Series D	September 30, 1998	3,000,000	$150,000,000	3,000,000	$150,000,000	$50	5.250%		September 30, 1999
Series E	April 15, 1999	3,000,000	150,000,000	3,000,000	150,000,000	50	5.100		April 15, 2004
Series F	March 20, 2000	13,800,000	690,000,000	13,800,000	690,000,000	50	1.370	(1)	March 31, 2002	(3)
Series G	August 8, 2000	5,750,000	287,500,000	5,750,000	287,500,000	50	2.350	(2)	September 30, 2002	(3)
Series H	April 6, 2001	8,000,000	400,000,000	8,000,000	400,000,000	50	5.810		April 6, 2006
Series I	October 28, 2002	6,000,000	300,000,000	6,000,000	300,000,000	50	5.375		October 28, 2007
Series J	November 26, 2002	14,000,000	700,000,000	14,000,000	700,000,000	50	4.716	(4)	November 26, 2004
Series K	March 18, 2003	8,000,000	400,000,000	8,000,000	400,000,000	50	3.000	(5)	March 18, 2005
Series L	April 29, 2003	6,900,000	345,000,000	6,900,000	345,000,000	50	5.125		April 29, 2008
Series M	June 10, 2003	9,200,000	460,000,000	9,200,000	460,000,000	50	4.750		June 10, 2008
Series N	September 25, 2003	4,500,000	225,000,000	4,500,000	225,000,000	50	5.500		September 25, 2008
Series O	December 30, 2004	50,000,000	2,500,000,000	—	—	50	7.000	(6)	December 31, 2007
Convertible Series 2004-1	December 30, 2004	25,000	2,500,000,000	—	—	100,000	5.375		January 5, 2008

Total		132,175,000	$9,107,500,000	82,150,000	$4,107,500,000

(1)	Rate effective March 31, 2004. Variable dividend rate resets every two years at the two-year Constant Maturity U.S. Treasury Rate (“CMT”) minus 0.16% with a cap of 11% per year. As of December 31, 2003, the annual dividend rate was 3.54%. As of March 31, 2006, the annual dividend rate reset to 4.56%.

(2)	Rate effective September 30, 2004. Variable dividend rate resets every two years at the two-year CMT rate minus 0.18% with a cap of 11% per year. As of December 31, 2003, the annual dividend rate was 1.83%. As of September 30, 2006, the annual dividend rate reset to 4.59%.

(3)	Represents initial call date. Redeemable every two years thereafter.

(4)	Rate effective November 26, 2004. Variable dividend rate resets every two years at the two-year U.S. Dollar Swap Rate plus 1.38% with a cap of 8% per year. As of December 31, 2003, the annual dividend rate was 3.78%. As of November 26, 2006, the annual dividend rate reset to 6.453%.

(5)	Initial rate. Variable dividend rate that resets every two years thereafter at the 2-year U.S. Dollar Swap Rate plus 1.33% with a cap of 8% per year. As of March 18, 2005, the annual dividend rate was 5.396%.

(6)	Initial rate. Variable dividend rate that resets quarterly thereafter at the greater of 7.00% or the 10-year CMT rate plus 2.375%. As of September 30, 2006, the quarterly dividend rate reset to 7.085%.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We are authorized to issue up to 200 million shares of preferred stock, in one or more series. Each series of our preferred stock has no par value, is non-participating, is nonvoting and has a liquidation preference equal to the stated value per share. Each series has an equal liquidation preference to each other, with the exception of the Convertible Series 2004-1 Preferred Stock, which has a liquidation preference of $100,000 per share. None of our preferred stock is convertible into or exchangeable for any of our other stock or obligations, with the exception of the Convertible Series 2004-1 issued in December 2004.

Shares of the Convertible Series 2004-1 Preferred Stock are convertible at any time, at the option of the holders, into shares of Fannie Mae common stock at a conversion price of $94.31 per share of common stock (equivalent to a conversion rate of 1,060.3329 shares of common stock for each share of Series 2004-1 Preferred Stock). The conversion price is adjustable, as necessary, to maintain the stated conversion rate into common stock.

Holders of preferred stock are entitled to receive non-cumulative, quarterly dividends when, and if, declared by our Board of Directors, but have no right to require redemption of any shares of preferred stock. Payment of dividends on preferred stock is not mandatory, but has priority over payment of dividends on common stock, which are also declared by the Board of Directors. If dividends on the preferred stock are not paid or set aside for payment for a given dividend period, dividends may not be paid on our common stock for that period. For the years ended December 31, 2004, 2003 and 2002, dividends paid on preferred stock were $165 million, $150 million and $98 million, respectively. Excluding Series J for which the Board of Directors declared a dividend on December 4, 2006 payable on December 31, 2006, from January 1, 2005 through December 5, 2006, all declared quarterly dividend payments on outstanding series of preferred stock have been paid.

After a specified period, we have the option to redeem preferred stock at its redemption price plus the dividend (whether or not declared) for the then-current period accrued to, but excluding, the date of redemption. The redemption price is equal to the stated value for all issues of preferred stock except Series O, which has a redemption price of $50 to $52.50 depending on the year of redemption, and Convertible Series 2004-1, which has a redemption price of $105,000 per share. We redeemed all 7.5 million shares of our outstanding Series B preferred stock on February 28, 2002 and all 5 million shares of our outstanding Series C preferred stock on July 31, 2002. From January 1, 2005 through December 5, 2006, we made no redemptions of any outstanding series of preferred stock.

All of our preferred stock, except those of Series D, E, O and the Convertible Series 2004-1, are listed on the New York Stock Exchange.

18.	Concentrations of Credit Risk

Concentrations of credit risk arise when a number of customers and counterparties engage in similar activities or have similar economic characteristics that make them susceptible to similar changes in industry conditions, which could affect their ability to meet their contractual obligations. Concentrations of credit risk exist among single-family and multifamily borrowers, mortgage insurers, mortgage servicers, derivative counterparties and parties associated with our off-balance sheet transactions. Concentrations for each of these groups are discussed below.

Single-Family Loan Borrowers.  Regional economic conditions affect a borrower’s ability to repay his or her mortgage loan and the property value underlying the loan. Geographic concentrations increase the exposure of our portfolio to changes in credit risk. Single-family borrowers are primarily affected by home price appreciation and low interest rates. The geographic dispersion of our Single-Family Credit Guaranty business has been consistently diversified over the three years ended December 31, 2004, with our largest exposure in the Western region of the United States, which represented 26% of our single-family conventional mortgage credit book of business. No region or state experienced negative home price growth over this three-year period. Except for California, where 18% and 19% of the gross unpaid principal balance of our conventional single-family mortgage loans held or securitized in Fannie Mae MBS as of December 31, 2004 and 2003, respectively, were located, no other significant concentrations existed in any state.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

To manage credit risk and comply with legal requirements, we typically require primary mortgage insurance or other credit enhancements if the current LTV ratio (i.e., the ratio of the unpaid principal balance of a loan to the current value of the property that serves as collateral) of a single-family conventional mortgage loan is greater than 80% when the loan is delivered to us. We may also require credit enhancements if the original LTV ratio of a single-family conventional mortgage loan is less than 80% when the loan is delivered to us.

Multifamily Loan Borrowers.  Numerous factors affect a multifamily borrower’s ability to repay his or her loan and the property value underlying the loan. The most significant factor affecting credit risk is rental vacancy rates for the mortgaged property. Vacancy rates vary among geographic regions of the United States. The average mortgage values for multifamily loans are significantly larger than that for single-family borrowers and therefore individual defaults for multifamily borrowers can be more significant to us. However, these loans, while individually large, represent a small percentage of our total loan portfolio. Our multifamily geographic concentrations have been consistently diversified over the three years ended December 31, 2004, with our largest exposure in the Western region of the United States, which represented 35% of our multifamily mortgage credit book of business. Except for California, where $32.3 billion and $33.3 billion, or 28% and 31%, of the gross unpaid principal balance of our multifamily mortgage loans held or securitized in Fannie Mae MBS as of December 31, 2004 and 2003, respectively, were located, no other significant concentrations existed in any state.

As part of our multifamily risk management activities, we perform detailed loss reviews that evaluate borrower and geographic concentrations, lender qualifications, counterparty risk, property performance and contract compliance. We generally require servicers to submit periodic property operating information and condition reviews so that we may monitor the performance of individual loans. We use this information to evaluate the credit quality of our portfolio, identify potential problem loans and initiate appropriate loss mitigation activities.

The following table displays the regional geographic distribution of single-family and multifamily loans in portfolio and those loans held or securitized in Fannie Mae MBS as of December 31, 2004 and 2003.

	Geographic Distribution(1)
	Single-family Conventional		Multifamily
	Mortgage Credit Book(2)		Mortgage Credit Book(3)
	As of December 31,		As of December 31,
	2004	2003	2004	2003

Midwest	17%	17%	9%	9%
Northeast	19	18	19	18
Southeast	22	22	24	21
Southwest	16	16	13	14
West	26	27	35	38

Total	100%	100%	100%	100%

(1)	Midwest includes IL, IN, IA, MI, MN, NE, ND, OH, SD and WI; Northeast includes CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT and VI; Southeast includes AL, DC, FL, GA, KY, MD, NC, MS, SC, TN, VA and WV; Southwest includes AZ, AR, CO, KS, LA, MO, NM, OK, TX and UT; West includes AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

(2)	Includes the portion of our conventional single-family mortgage credit book for which we have more detailed loan-level information. Excludes non-Fannie Mae mortgage-related securities backed by single-family mortgage loans and credit enhancements on single-family mortgage loans.

(3)	Includes mortgage loans in our portfolio, credit enhancements and outstanding Fannie Mae MBS (excluding Fannie Mae MBS backed by non-Fannie Mae mortgage-related securities) where we have more detailed loan-level information.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mortgage Insurers.  The primary credit risk associated with mortgage insurers is that they will fail to fulfill their obligations to reimburse us for claims under insurance policies. We were the beneficiary of primary mortgage insurance coverage on $285.4 billion and $308.8 billion of single-family loans held or securitized in Fannie Mae MBS as of December 31, 2004 and 2003, respectively. Seven mortgage insurance companies, all rated AA (or its equivalent) or higher by Standard & Poor’s, Moody’s or Fitch, provided approximately 99% of the total coverage as of December 31, 2004 and 2003.

Mortgage Servicers.  The primary risk associated with mortgage servicers is that they will fail to fulfill their servicing obligations. Mortgage servicers collect mortgage and escrow payments from borrowers, pay taxes and insurance costs from escrow accounts, monitor and report delinquencies, and perform other required activities on our behalf. A servicing contract breach could result in credit losses for us, and we could incur the cost of finding a replacement servicer, which could be substantial for loans that require a special servicer. Our ten largest single-family mortgage servicers serviced 71% and 69% of our single-family mortgage credit book of business as of December 31, 2004 and 2003, respectively. Our ten largest multifamily mortgage servicers serviced 67% of our multifamily mortgage credit book of business as of both December 31, 2004 and 2003.

Derivative Counterparties.  The primary credit exposure we have on a derivative transaction is that a counterparty might default on payments due. Additionally, we may need to replace the derivative counterparty with a different counterparty at a higher cost.

We typically manage credit risk by contracting with experienced counterparties that are rated A (or its equivalent) or better, spreading the credit risk among many counterparties and placing contractual limits on the amount of unsecured credit extended to any single counterparty. We enter into master netting arrangements that provide for netting of amounts due to us and amounts due to counterparties under those agreements, which reduces our exposure to a single counterparty in the event of default.

Additionally, we require collateral in specified instances to limit our counterparty credit risk exposure. We have a collateral management policy with provisions for requiring collateral on interest rate and foreign currency derivative contracts in net gain positions based upon the counterparty’s credit rating. The collateral includes cash, U.S. Treasury securities, agency debt and agency mortgage-related securities. A third-party custodian holds for us all of the collateral posted to us and monitors the value on a daily basis. We monitor credit exposure on our derivatives daily by valuing them using internal pricing models and dealer quotes and make collateral calls daily, as necessary. The table below displays the credit exposure on outstanding risk management derivatives by counterparty credit ratings and notional amount by counterparty as of December 31, 2004 and 2003.

	As of December 31, 2004
	Credit Rating(1)
	AAA	AA	A	Subtotal	Other(2)	Total
	(Dollars in millions)

Credit loss exposure(3)	$57	$3,200	$3,182	$6,439	$88	$6,527
Collateral held(4)	—	2,984	3,001	5,985	—	5,985

Exposure net of collateral	$57	$216	$181	$454	$88	$542

Additional information:
Notional amount	$842	$327,895	$360,625	$689,362	$732	$690,094
Number of counterparties	3	12	8	23

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31, 2003
	Credit Rating(1)
	AAA	AA	A	Subtotal	Other(2)	Total
	(Restated)
	(Dollars in millions)

Credit loss exposure(3)	$18	$3,422	$3,515	$6,955	$103	$7,058
Collateral held(4)	—	3,126	3,437	6,563	—	6,563

Exposure net of collateral	$18	$296	$78	$392	$103	$495

Additional information:
Notional amount	$1,829	$489,714	$547,086	$1,038,629	$379	$1,039,008
Number of counterparties	3	12	8	23

(1)	We manage collateral requirements based on the lower credit rating of the legal entity as issued by Standard & Poor’s (“S&P”) and Moody’s. The credit rating reflects the equivalent S&P rating for any ratings based on Moody’s scale.

(2)	Includes MBS options, mortgage insurance contracts and swap credit enhancements accounted for as derivatives.

(3)	Represents the exposure to credit loss on derivative instruments, which is estimated by calculating the cost, on a present value basis, to replace all outstanding contracts in a gain position. Derivative gains and losses with the same counterparty are presented net where a legal right of offset exists under an enforceable master netting agreement. This table excludes mortgage commitments accounted for as derivatives.

(4)	Represents the collateral held as of December 31, 2004 and 2003 adjusted for the collateral transferred subsequent to December 31 based on credit loss exposure limits on derivative instruments as of December 31, 2004 and 2003. Settlement dates vary by counterparty and range from one to three business days following the credit loss exposure valuation dates of December 31, 2004 and 2003. The value of the collateral is reduced in accordance with counterparty agreements to help ensure recovery of any loss through the disposition of the collateral. We posted non-cash collateral of $56 million and $301 million related to our counterparties credit exposure to us as of December 31, 2004 and 2003, respectively.

As of December 31, 2004, all of our interest rate and foreign currency derivative transactions, consisting of $454 million net collateral exposure and $689.4 billion notional amount, were with counterparties rated A or better by S&P and Moody’s. To reduce our credit risk concentrations, our interest rate and foreign currency derivative instruments were diversified among 23 counterparties as of December 31, 2004. Of the $88 million in other derivatives as of December 31, 2004, approximately 98% of the net exposure consisted of mortgage insurance contracts, which were all with counterparties rated better than A by any of S&P, Moody’s or Fitch. As of December 31, 2004, the largest net exposure to a single interest rate and foreign currency counterparty was with a counterparty rated AA, that represented approximately $70 million, or 13%, of our total net exposure of $542 million.

As of December 31, 2003, all of our interest rate and foreign currency derivative transactions, consisting of $392 million of our net collateral exposure and $1.0 trillion notional amount, were with counterparties rated A or better by S&P and Moody’s. To reduce our credit risk concentrations, our interest rate and foreign currency derivative instruments were diversified among 23 counterparties as of December 31, 2003. Of the $103 million in other derivatives as of December 31, 2003, over 99% of the net exposure consisted of mortgage insurance contracts, which were all with counterparties rated better than A by any of S&P, Moody’s or Fitch. As of December 31, 2003, the largest net exposure to a single interest rate and foreign currency counterparty was with a counterparty rated AA, that represented approximately $102 million, or 21%, of our total net exposure of $495 million.

Parties Associated with our Off-Balance Sheet Transactions.  We enter into financial instrument transactions that create off-balance sheet credit risk in the normal course of our business. These transactions are designed to meet the financial needs of our customers, and manage our credit, market or liquidity risks.

We have entered into guaranties that are not recognized in the consolidated balance sheets. Our maximum potential exposure under these guaranties is $444.5 billion and $683.9 billion as of December 31, 2004 and

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2003, respectively. In the event that we would be required to make payments under these guaranties, we would pursue recovery through our right to the collateral backing the underlying loans and available credit enhancements that provide a maximum coverage of $42.6 billion and $65.6 billion for the years ended December 31, 2004 and 2003, respectively.

The following table displays the contractual amount of off-balance sheet financial instruments as of December 31, 2004 and 2003. Contractual or notional amounts do not necessarily represent the credit risk of the positions.

	As of December 31,
	2004	2003
		(Restated)
	(Dollars in millions)

Fannie Mae MBS and other guaranties(1)	$444,526	$683,860
Loan purchase commitments	2,410	1,486

(1)	Represents maximum exposure on guaranties not reflected in the consolidated balance sheets. See “Note 8, Financial Guaranties and Master Servicing” for maximum exposure associated with guaranties reflected in the consolidated balance sheets.

We do not require collateral from our counterparties to secure their obligations to us for loan purchase commitments.

19.	Fair Value of Financial Instruments

We carry financial instruments at fair value, amortized cost or lower of cost or market. Fair value is the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. When available, the fair value of our financial instruments is based on observable market prices, or market prices that we obtain from third parties. Pricing information we obtain from third parties is internally validated for reasonableness prior to use in the consolidated financial statements.

When observable market prices are not readily available, we estimate the fair value using market data and model-based interpolation using standard models that are widely accepted within the industry. Market data includes prices of financial instruments with similar maturities and characteristics, duration, interest rate yield curves, measures of volatility and prepayment rates. If market data needed to estimate fair value is not available, we estimate fair value using internally developed models that employ a discounted cash flow approach.

These estimates are based on pertinent information available to us at the time of the applicable reporting periods. In certain cases, fair values are not subject to precise quantification or verification and may fluctuate as economic and market factors vary, and our evaluation of those factors changes. Although we use our best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique. In these cases, any minor change in an assumption could result in a significant change in our estimate of fair value thereby increasing or decreasing the value of the consolidated assets, liabilities, stockholders’ equity and net income.

The disclosure included herein excludes certain financial instruments, such as plan obligations for pension and other post-retirement benefits, employee stock option and stock purchase plans, and also excludes all non-financial instruments. In addition, the disclosure includes off-balance sheet financial instruments, including most credit enhancements and commitments to purchase multifamily mortgage loans, which are not recorded in the consolidated balance sheets. As a result, the following presentation of the fair value of our financial assets and liabilities does not represent the underlying fair value of the total consolidated assets or liabilities.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31,
	2004		2003
		Estimated Fair		Estimated Fair
	Carrying Value	Value	Carrying Value	Value
			(Restated)	(Restated)
	(Dollars in millions)

Assets:
Cash and cash equivalents	$3,701	$3,701	$4,804	$4,804
Federal funds sold and securities purchased under agreements to resell	3,930	3,930	12,686	12,686
Trading securities	35,287	35,287	43,798	43,798
Available-for-sale securities	532,095	532,095	523,272	523,272
Mortgage loans held for sale	11,721	11,852	13,596	13,750
Mortgage loans held for investment, net of allowance for loan losses	389,651	397,603	385,465	394,734
Derivative assets	6,589	6,589	7,218	7,218
Guaranty assets and buy-ups	6,616	9,263	4,998	8,617

Total financial assets	$989,590	$1,000,320	$995,837	$1,008,879

Liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$2,400	$2,399	$3,673	$3,668
Short-term debt	320,280	319,713	343,662	343,566
Long-term debt	632,831	648,276	617,618	640,671
Derivative liabilities	1,145	1,145	3,225	3,225
Guaranty obligations	8,784	5,272	6,401	5,145

Total financial liabilities	$965,440	$976,805	$974,579	$996,275

Notes to Fair Value of Financial Instruments

The following discussion summarizes the significant methodologies and assumptions we use to estimate the fair values of our financial instruments in the preceding table.

Cash and Cash Equivalents—The carrying value of cash and cash equivalents is a reasonable estimate of their approximate fair value.

Federal Funds Sold and Securities Purchased Under Agreements to Resell—The carrying value of our federal funds sold and securities purchased under agreements to resell approximates the fair value of these instruments due to the short-term nature of these assets.

Trading Securities and Available- for-Sale Securities—Our investments in securities are recognized at fair value in the consolidated financial statements. Fair values of securities are based on observable market prices or prices obtained from third parties. Details of these estimated fair values by type are displayed in “Note 6, Investments in Securities.”

Mortgage Loans Held for Sale—HFS loans are reported at LOCOM in the consolidated balance sheets. We determine the fair value of our mortgage loans based on comparisons to Fannie Mae MBS with similar characteristics. Specifically, we use the observable market value of our MBS as a base value, from which we subtract or add the fair value of the associated guaranty asset, guaranty obligation and master servicing arrangements.

Mortgage Loans Held for Investment, net of allowance for loan losses—HFI loans are recorded in the consolidated balance sheets at the principal amount outstanding, net of unamortized premiums and discounts, deferred price adjustments and an allowance for loan losses. We determine the fair value of our mortgage

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

loans based on comparisons to Fannie Mae MBS with similar characteristics. Specifically, we use the observable market value of our MBS as a base value, from which we subtract or add the fair value of the associated guaranty asset, guaranty obligation and master servicing arrangements.

Derivatives Assets and Liabilities (collectively, “Derivatives”)—Our derivatives and mortgage commitment derivatives are recognized in the consolidated balance sheets at fair value, taking into consideration the effects of any legally enforceable master netting agreements that allow us to settle derivative asset and liability positions with the same counterparty on a net basis. We use observable market prices or market prices obtained from third parties for our exchange-traded derivatives. For derivative instruments where market prices are not readily available, we estimate fair value using model-based interpolation based on direct market inputs. Direct market inputs include prices of instruments with similar maturities and characteristics, interest rate yield curves and measures of interest rate volatility. Details of these estimated fair values by type are displayed in “Note 10, Derivative Instruments.”

Guaranty Assets and Buy-ups—We estimate the fair value of guaranty assets based on the present value of expected future cash flows of the underlying mortgage assets using management’s best estimate of certain key assumptions, which include prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved. These cash flows are projected using proprietary prepayment, interest rate, and credit risk models. Because the guaranty assets are like an interest-only income stream, the projected cash flows from our guaranty assets are discounted using interest spreads from a representative sample of interest-only trust securities. We reduce the spreads on interest-only trusts to adjust for the less liquid nature of the guaranty asset. The fair value of the guaranty asset as presented in the table above includes the fair value of any associated buy-ups, which is estimated in the same manner as guaranty assets but are recorded separately as a component of “Other assets” in the consolidated balance sheets. While the fair value of the guaranty asset reflects all guaranty arrangements, the carrying value primarily reflects only those arrangements entered into subsequent to our adoption of FIN 45 on January 1, 2003.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase—The carrying value of our federal funds purchased and securities sold under agreements to repurchase approximate the fair value of these instruments due to the short-term nature of these liabilities, exclusive of dollar roll transactions.

Short-Term Debt and Long-Term Debt—We estimate the fair value of our non-callable debt using the discounted cash flow approach based on the Fannie Mae yield curve with an adjustment to reflect fair values at the offer side of the market. We estimate the fair value of our callable bonds using an option adjusted spread (“OAS”) approach using the Fannie Mae yield curve and market calibrated volatility. The OAS applied to callable bonds approximates market levels where we have executed secondary market transactions. For subordinated debt, we use third party prices.

Guaranty Obligations—Our estimate of the fair value of the guaranty obligation is based on management’s estimate of the amount that we would be required to pay a third party of similar credit standing to assume our obligation. This amount is based on the present value of expected cash flows using management’s best estimates of certain key assumptions, which include default and severity rates and a market rate of return. While the fair value of the guaranty obligation reflects all guaranty arrangements, the carrying value primarily reflects only those arrangements entered into subsequent to our adoption of FIN 45 on January 1, 2003.

20.	Commitments and Contingencies

We are party to various types of legal proceedings that are subject to many uncertain factors as well as certain future lease commitments that are not recorded in the consolidated financial statements. Each of these is described below.

Legal Contingencies

Litigation, claims and proceedings of all types are subject to many uncertain factors that generally cannot be predicted with assurance. This following describes the material legal proceedings, examinations and other

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

matters that: (1) were pending as of December 31, 2004; (2) were terminated during the period from the beginning of the third quarter of 2004 through the filing of this report; or (3) are pending as of the filing of this report. An unfavorable outcome in any of these legal proceedings could have a material adverse effect on our business, financial condition and results of operations. However, excluding the SEC and OFHEO settlements described below, we are unable to reasonably estimate a range of possible losses at this time. Accordingly, we have not recorded a reserve for any litigation exposures discussed herein. We believe we have defenses to the claims in these lawsuits described below and intend to defend these lawsuits vigorously.

We are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business related to our operations, relationships with our sellers and servicers, or administrative functions, which include contractual disputes and employment-related claims. These cases include legal proceedings that arise in connection with properties acquired either through foreclosure on properties securing delinquent mortgage loans we own or through our receipt of deeds to those properties in lieu of foreclosure as well as claims related to possible tort liability. In addition, these cases include litigation resulting from disputes with lenders concerning their loan origination or servicing obligations to us, or can result from disputes concerning termination by us (for a variety of reasons) of a lender’s authority to do business with us as a seller and/or servicer.

Pursuant to the provisions of our bylaws and indemnification agreements, directors and officers have a right to have their reasonable legal fees and expenses incurred in connection with any investigation, claim, action, suit or proceeding, indemnified to the fullest extent permitted by applicable law, by reason of the fact that such person is or was serving as a director or officer of Fannie Mae. Until such time as an indemnification determination is made, we are under an obligation to advance those fees and expenses. During and subsequent to 2004, we advanced the expenses of certain current and former officers and directors for the reasonable costs and fees incurred by them, as they relate to the OFHEO special examination, the Paul Weiss, the U.S. Attorney’s Office and SEC investigations, and several shareholder and derivative lawsuits. None of these amounts were material.

Restatement-Related Matters

In Re Fannie Mae Securities Litigation

Beginning on September 23, 2004, 13 separate complaints were filed by holders of our securities against us, as well as certain of our former officers, in the U.S. District Court for the District of Columbia, the U.S. District Court for the Southern District of New York and other courts. The complaints in these lawsuits purport to have been made on behalf of a class of plaintiffs consisting of purchasers of Fannie Mae securities between April 17, 2001 and September 21, 2004. The complaints alleged that we and certain of our officers, including Franklin D. Raines, J. Timothy Howard and Leanne Spencer, made material misrepresentations and/or omissions of material fact in violation of the federal securities laws. Plaintiffs’ claims were based on findings contained in OFHEO’s September 2004 interim report regarding its findings to that date in its special examination of our accounting policies, practices and controls.

All of the cases were consolidated and/or transferred to the U.S. District Court for the District of Columbia. A consolidated complaint was filed on March 4, 2005 against us and former officers Franklin D. Raines, J. Timothy Howard and Leanne Spencer. The court entered an order naming the Ohio Public Employees Retirement System and State Teachers Retirement System of Ohio as lead plaintiffs. The consolidated complaint generally made the same allegations as the individually-filed complaints, which is that we and certain former officers made false and misleading statements in violation of the federal securities laws in connection with certain accounting policies and practices. More specifically, the consolidated complaint alleged that the defendants made materially false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5 promulgated thereunder, largely with respect to accounting statements that were inconsistent with the GAAP requirements relating to hedge accounting and the amortization of premiums and discounts. Plaintiffs contend that the alleged fraud resulted

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in artificially inflated prices for our common stock. Plaintiffs seek compensatory damages, attorneys’ fees, and other fees and costs. Discovery commenced in this action following the denial of the defendants’ motions to dismiss on February 10, 2006.

On April 17, 2006, the plaintiffs in the consolidated class action filed an amended consolidated complaint against us and former officers Franklin D. Raines, J. Timothy Howard and Leanne Spencer, that added purchasers of publicly traded call options and sellers of publicly traded put options to the putative class and sought to extend the end of the putative class period from September 21, 2004 to September 27, 2005. We and the individual defendants filed motions to dismiss addressing the extended class period and the deficiency of the additional accounting allegations. On August 14, 2006, while those motions were still pending, the plaintiffs filed a second amended complaint adding KPMG LLP and Goldman, Sachs & Co., Inc. as additional defendants and adding allegations based on the May 2006 report issued by OFHEO and the February 2006 report issued by Paul Weiss. Our answer to the second amended complaint is due to be filed on January 8, 2007. Plaintiffs filed a motion for class certification on May 17, 2006 that is still pending.

In addition, two individual securities cases have been filed by institutional investor shareholders in the U.S. District Court for the District of Columbia. The first case was filed on January 17, 2006 by Evergreen Equity Trust, Evergreen Select Equity Trust, Evergreen Variable Annuity Trust and Evergreen International Trust against us and the following current and former officers and directors: Franklin D. Raines, J. Timothy Howard, Leanne Spencer, Thomas P. Gerrity, Anne M. Mulcahy, Frederick Malek, Taylor Segue, III, William Harvey, Joe K. Pickett, Victor Ashe, Stephen Ashley, Molly Bordonaro, Kenneth M. Duberstein, Jamie Gorelick, Manuel Justiz, Ann McLaughlin Korologos, Donald Marron, Daniel H. Mudd, H. Patrick Swygert and Leslie Rahl.

The second individual securities case was filed on January 25, 2006 by 25 affiliates of Franklin Templeton Investments against us, KPMG LLP, and all of the following current and former officers and directors: Franklin D. Raines, J. Timothy Howard, Leanne Spencer, Thomas P. Gerrity, Anne M. Mulcahy, Frederick Malek, Taylor Segue, III, William Harvey, Joe K. Pickett, Victor Ashe, Stephen Ashley, Molly Bordonaro, Kenneth M. Duberstein, Jamie Gorelick, Manuel Justiz, Ann McLaughlin Korologos, Donald Marron, Daniel H. Mudd, H. Patrick Swygert and Leslie Rahl.

The two related individual securities actions assert various federal and state securities law and common law claims against us and certain of our current and former officers and directors based upon essentially the same alleged conduct as that at issue in the consolidated shareholder class action, and also assert insider trading claims against certain former officers. Both cases seek compensatory and punitive damages, attorneys’ fees, and other fees and costs. In addition, the Evergreen plaintiffs seek an award of treble damages under state law.

On June 29, 2006 and then again on August 14 and 15, 2006, the individual securities plaintiffs filed first amended complaints and then second amended complaints seeking to address certain of the arguments made by the defendants in their original motions to dismiss and adding additional allegations regarding improper accounting practices. On August 17, 2006, we filed motions to dismiss certain claims and allegations of the individual securities plaintiffs’ second amended complaints. The individual plaintiffs seek to proceed independently of the potential class of shareholders in the consolidated shareholder class action, but the court has consolidated these cases as part of the consolidated shareholder class action for pretrial purposes and possibly through final judgment.

In Re Fannie Mae Shareholder Derivative Litigation

Beginning on September 28, 2004, ten plaintiffs filed twelve shareholder derivative actions in three different federal district courts and the Superior Court of the District of Columbia on behalf of the company against us (as a nominal defendant), and certain of our current and former officers and directors. Plaintiffs contend that the defendants purposefully misapplied GAAP, maintained poor internal controls, issued a false and misleading proxy statement and falsified documents to cause our financial performance to appear smooth and stable, and that Fannie Mae was harmed as a result. The claims are for breaches of the duty of care, breach of fiduciary

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

duty, waste, insider trading, fraud, gross mismanagement, violations of the Sarbanes-Oxley Act and unjust enrichment. Plaintiffs seek compensatory damages, punitive damages, attorneys’ fees, and other fees, as well as injunctive relief related to the adoption by us of certain proposed corporate governance policies and internal controls.

All of these individual actions have been consolidated into the U.S. District Court for the District of Columbia and the court entered an order naming Pirelli Armstrong Tire Corporation and Wayne County Employees’ Retirement System as co-lead plaintiffs. A consolidated complaint was filed on September 26, 2005. The consolidated complaint named the following current and former officers and directors as defendants: Franklin Raines, J. Timothy Howard, Thomas P. Gerrity, Frederick V. Malek, Joe K. Pickett, Anne M. Mulcahy, Daniel H. Mudd, Kenneth M. Duberstein, Stephen B. Ashley, Ann Korologos, Donald B. Marron, Leslie Rahl, H. Patrick Swygert and John K. Wulff.

When document production commenced in In Re Fannie Mae Securities Litigation, we agreed to simultaneously provide our document production from that action to the plaintiffs in the shareholder derivative action.

All of the defendants filed motions to dismiss the action on December 14, 2005. These motions were fully briefed but not ruled upon. In the interim, the plaintiffs filed an amended complaint on September 1, 2006, thus mooting the previously filed motions to dismiss. Among other things, the amended complaint adds Goldman Sachs Group Inc., Goldman, Sachs & Co., Inc., Lehman Brothers Inc. and Radian Insurance Inc. as defendants, adds allegations concerning the nature of certain transactions between these entities and Fannie Mae, adds additional allegations from OFHEO’s May 2006 report on its special examination, the Paul Weiss report and other additional details. We filed motions to dismiss the first amended complaint on October 20, 2006.

In Re Fannie Mae ERISA Litigation (formerly David Gwyer v. Fannie Mae)

Three ERISA-based cases have been filed against us, our Board of Directors’ Compensation Committee, and against the following former and current officers and directors: Franklin D. Raines, J. Timothy Howard, Daniel H. Mudd, Vincent A. Mai, Stephen Friedman, Anne Mulcahy, Ann McLaughlin Korologos, Joe K. Pickett, Donald B. Marron, Kathy Gallo and Leanne Spencer.

On October 15, 2004, David Gwyer filed a class action complaint in the U.S. District Court for the District of Columbia. Two additional class action complaints were filed by other plaintiffs on May 6, 2005 and May 10, 2005. All of these cases were consolidated on May 24, 2005 in the U.S. District Court for the District of Columbia. A consolidated complaint was filed on June 15, 2005. The plaintiffs in the consolidated ERISA-based lawsuit purport to represent a class of participants in our ESOP between January 1, 2001 and the present. Their claims are based on alleged breaches of fiduciary duty relating to accounting matters discussed in our SEC filings and in OFHEO’s interim report. Plaintiffs seek unspecified damages, attorneys’ fees, and costs, and other injunctive and equitable relief. We filed a motion to dismiss the consolidated complaint on June 29, 2005. Our motion and all of the other defendants’ motions to dismiss were fully briefed and argued on January 13, 2006. As of the date of this filing, these motions are still pending.

Department of Labor ESOP Investigation

In November 2003, the Department of Labor commenced a review of our ESOP and Retirement Savings Plan. The Department of Labor has concluded its investigation of our Retirement Savings Plan, but continues to review the ESOP. We continue to cooperate fully in this investigation.

Restatement-Related Investigations by U.S. Attorney’s Office, OFHEO and SEC

U.S. Attorney’s Office Investigation

In October 2004, we were told by the U.S. Attorney’s Office for the District of Columbia that it was conducting an investigation of our accounting policies and practices. In August 2006, we were advised by the U.S. Attorney’s Office for the District of Columbia that it was discontinuing its investigation of us and does not plan to file charges against us.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

OFHEO and SEC Settlements

OFHEO Special Examination and Settlement

In July 2003, OFHEO notified us that it intended to conduct a special examination of our accounting policies and internal controls, as well as other areas of inquiry. OFHEO began its special examination in November 2003 and delivered an interim report of its findings in September 2004. On May 23, 2006, OFHEO released its final report on its special examination. OFHEO’s final report concluded that, during the period covered by the report (1998 to mid-2004), a large number of our accounting policies and practices did not comply with GAAP and we had serious problems in our internal controls, financial reporting and corporate governance.

Concurrently with OFHEO’s release of its final report, we entered into comprehensive settlements that resolved open matters with OFHEO, as well as with the SEC (described below). As part of the OFHEO settlement, we agreed to OFHEO’s issuance of a consent order. In entering into this settlement, we neither admitted nor denied any wrongdoing or any asserted or implied finding or other basis for the consent order. Under this consent order, in addition to the civil penalty described below, we agreed to undertake specified remedial actions to address the recommendations contained in OFHEO’s final report, including actions relating to our corporate governance, Board of Directors, capital plans, internal controls, accounting practices, public disclosures, regulatory reporting, personnel and compensation practices. We also agreed not to increase our net mortgage assets above the amount shown in our minimum capital report to OFHEO for December 31, 2005 ($727.75 billion), except in limited circumstances at OFHEO’s discretion. The consent order superseded and terminated both our September 27, 2004 agreement with OFHEO and the March 7, 2005 supplement to that agreement, and resolved all matters addressed by OFHEO’s interim and final reports of its special examination. As part of the OFHEO settlement, we also agreed to pay a $400 million civil penalty, with $50 million payable to the U.S. Treasury and $350 million payable to the SEC for distribution to shareholders pursuant to the Fair Funds for Investors provision of the Sarbanes-Oxley Act of 2002. Both amounts were paid in 2006 and were accrued in our 2004 consolidated financial statements.

SEC Investigation and Settlement

Following the issuance of the September 2004 interim OFHEO report, the SEC informed us that it was commencing an investigation into our accounting practices.

Concurrently, at our request, the SEC reviewed our accounting practices with respect to hedge accounting and the amortization of premiums and discounts, which OFHEO’s interim report had concluded did not comply with GAAP. On December 15, 2004, the SEC’s Office of the Chief Accountant announced that it had advised us to (1) restate our financial statements filed with the SEC to eliminate the use of hedge accounting, and (2) evaluate our accounting for the amortization of premiums and discounts, and restate our financial statements filed with the SEC if the amounts required for correction were material. The SEC’s Office of the Chief Accountant also advised us to reevaluate the GAAP and non-GAAP information that we previously provided to investors.

On May 23, 2006, without admitting or denying the SEC’s allegations, we consented to the entry of a final judgment requiring us to pay the civil penalty described above and permanently restraining and enjoining us from future violations of the anti-fraud, books and records, internal controls and reporting provisions of the federal securities laws. The settlement, which included the $400 million civil penalty described above, resolved all claims asserted against us in the SEC’s civil proceeding. The final judgment was entered by the U.S. District Court of the District of Columbia on August 9, 2006.

Other Legal Proceedings

Former CEO Arbitration

On September 19, 2005, Franklin D. Raines, our former Chairman and Chief Executive Officer, initiated arbitration proceedings against Fannie Mae before the American Arbitration Association. On April 10, 2006, the parties convened an evidentiary hearing before the arbitrator. The principal issue before the arbitrator was

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

whether we were permitted to waive a requirement contained in Mr. Raines’ employment agreement that he provide six months notice prior to retiring. On April 24, 2006, the arbitrator issued a decision finding that we could not unilaterally waive the notice period, and that the effective date of Mr. Raines’ retirement was June 22, 2005, rather than December 21, 2004 (his final day of active employment). Under the arbitrator’s decision, Mr. Raines’ election to receive an accelerated, lump-sum payment of a portion of his deferred compensation must now be honored. Moreover, we must pay Mr. Raines any salary and other compensation to which he would have been entitled had he remained employed through June 22, 2005, less any pension benefits that Mr. Raines received during that period. On November 7, 2006, the parties entered into a consent award, which partially resolved the issue of amounts due Mr. Raines. In accordance with the consent award, we paid Mr. Raines $2.6 million on November 17, 2006. By agreement, final resolution was deferred until after our accounting restatement results were announced. These parties will then have sixty days from announcement to either reach an agreement or to request additional arbitration proceedings to ensue.

In Re G-Fees Antitrust Litigation

Since January 18, 2005, we have been served with 11 proposed class action complaints filed by single-family borrowers that allege that we and Freddie Mac violated the Clayton and Sherman Acts and state antitrust and consumer protection statutes by agreeing to artificially fix, raise, maintain or stabilize the price of the companies’ guaranty fees. Two of these cases were filed in state courts. The remaining cases were filed in federal court. The two state court actions were voluntarily dismissed. The federal court actions were consolidated in the U.S. District Court for the District of Columbia. Plaintiffs filed a consolidated amended complaint on August 5, 2005. Plaintiffs in the consolidated action seek to represent a class of consumers whose loans allegedly “contain a guarantee fee set by” Fannie Mae or Freddie Mac between January 1, 2001 and the present. The consolidated amended complaint alleges violations of federal and state antitrust laws and state consumer protection and other laws. Plaintiffs seek unspecified damages, treble damages, punitive damages, and declaratory and injunctive relief, as well as attorneys’ fees and costs.

We and Freddie Mac filed a motion to dismiss on October 11, 2005. The motion to dismiss has been fully briefed and remains pending.

Casa Orlando Apartments, Ltd., et al. v. Federal National Mortgage Association (formerly known as Medlock Southwest Management Corp., et al. v. Federal National Mortgage Association)

We are the subject of a lawsuit in which plaintiffs purport to represent a class of multifamily borrowers whose mortgages are insured under Sections 221(d)(3), 236 and other sections of the National Housing Act and are held or serviced by us. The complaint identified as a class low- and moderate-income apartment building developers who maintained uninvested escrow accounts with us or our servicer. Plaintiffs Casa Orlando Apartments, Ltd., Jasper Housing Development Company, and the Porkolab Family Trust No. 1 allege that we violated fiduciary obligations that they contend we owe to borrowers with respect to certain escrow accounts and that we were unjustly enriched. In particular, plaintiffs contend that, starting in 1969, we misused these escrow funds and are therefore liable for any economic benefit we received from use of these funds. Plaintiffs seek a return of any profits, with accrued interest, earned by us related to the escrow accounts at issue, as well as attorneys’ fees and costs.

The complaint was filed in the U.S. District Court for the Eastern District of Texas (Texarkana Division) on June 2, 2004 and served on us on June 16, 2004. Our motion to dismiss and motion for summary judgment were denied on March 10, 2005. We filed a partial motion for reconsideration of our motion for summary judgment, which was denied on February 24, 2006.

Plaintiffs have filed an amended complaint and a motion for class certification. A hearing on plaintiffs’ motion for class certification was held on July 19, 2006, and the motion remains pending.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lease Commitments

Certain premises and equipment are leased under agreements that expire at various dates through 2029, none of which are capital leases. Some of these leases provide for payment by the lessee of property taxes, insurance premiums, cost of maintenance and other costs. Rental expenses for operating leases were $38 million, $39 million and $35 million for the years ended December 31, 2004, 2003 and 2002, respectively.

The following table displays the future minimum rental commitments as of December 31, 2004 for all non-cancelable operating leases:

As of December 31,
2004
(Dollars in millions)

2005	$32
2006	34
2007	33
2008	22
2009	18
Thereafter	90

Total	$229

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.	Selected Quarterly Financial Information (Unaudited)

2004 Quarterly Balance Sheets

The following table displays our unaudited interim condensed consolidated balance sheets as of March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004. As noted in the table, the condensed consolidated balance sheets as of March 31, 2004 and June 30, 2004 have been restated from our previously reported unaudited interim condensed consolidated financial statements.

	As of
	March 31,		June 30,
	2004		2004
	As		As
	Previously	As	Previously	As	September 30,	December 31,
	Reported(1)	Restated	Reported(1)	Restated	2004	2004
	(Dollars in millions)

Assets:
Cash and cash equivalents	$3,214	$5,205	$340	$3,479	$3,857	$2,655
Investments in securities:
Trading, at fair value	6	42,552	11	38,323	37,223	35,287
Available-for-sale, at fair value	225,853	517,106	240,475	515,067	535,826	532,095
Held-to-maturity, at fair value	468,863	—	458,257	—	—	—

Total investments	694,722	559,658	698,743	553,390	573,049	567,382
Mortgage loans:
Loans held for sale, at lower of cost or market	6,655	13,318	2,637	11,363	11,280	11,721
Loans held for investment, at amortized cost	236,054	380,115	239,982	385,253	389,766	390,000
Allowance for loan losses	(85)	(288)	(80)	(296)	(288)	(349)

Total loans	242,624	393,145	242,539	396,320	400,758	401,372
Derivative assets at fair value	7,464	7,223	11,300	9,736	8,729	6,589
Guaranty assets	5,100	4,798	5,810	5,602	5,652	5,924
Deferred tax assets	11,622	4,767	8,934	7,043	6,508	6,074
Other assets	30,522	36,281	21,675	26,480	28,496	30,938

Total assets	$995,268	$1,011,077	$989,341	$1,002,050	$1,027,049	$1,020,934

Liabilities and Stockholders’ Equity:
Liabilities:
Short-term debt	$468,999	$337,312	$422,899	$312,247	$336,321	$320,280
Long-term debt	474,091	606,340	515,296	632,076	630,585	632,831
Derivative liabilities at fair value	4,146	5,357	318	558	1,885	1,145
Reserve for guaranty losses	710	271	677	271	299	396
Guaranty obligations	5,100	7,084	5,810	8,208	8,396	8,784
Other liabilities	21,370	20,731	18,176	18,395	16,549	18,520

Total liabilities	974,416	977,095	963,176	971,755	994,035	981,956

Minority interests in consolidated subsidiaries	47	52	44	50	47	76
Stockholders’ Equity:
Retained earnings	36,845	27,307	37,414	31,079	29,668	30,705
Accumulated other comprehensive income	(14,896)	7,686	(9,994)	374	4,462	4,387
Other stockholders’ equity	(1,144)	(1,063)	(1,299)	(1,208)	(1,163)	3,810

Total stockholders’ equity	20,805	33,930	26,121	30,245	32,967	38,902

Total liabilities and stockholders’ equity	$995,268	$1,011,077	$989,341	$1,002,050	$1,027,049	$1,020,934

(1)	Certain amounts have been reclassified to conform to the current condensed consolidated balance sheet presentation.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2004 Quarterly Statements of Income

The following table displays our unaudited interim condensed consolidated statements of income for the quarters ended March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004. As noted in the table, the condensed consolidated statements of income and earnings per share, for the quarters ended March 31, 2004 and June 30, 2004 have been restated from previously filed unaudited consolidated financial statements.

	For the Quarter Ended
	March 31, 2004		June 30, 2004
	As		As
	Previously	As	Previously	As	September 30,	December 31,
	Reported(1)	Restated	Reported(1)	Restated	2004	2004(2)
	(Dollars and shares in millions, except per share amounts)

Net interest income	$3,196	$5,062	$3,113	$4,836	$4,000	$4,183
Guaranty fee income	737	891	657	727	1,067	919
Investment gains (losses), net	(8)	525	(273)	(1,518)	887	(256)
Derivatives fair value gains (losses), net	(972)	(6,446)	(1,958)	2,269	(7,136)	(943)
Debt extinguishment gains (losses), net	(27)	(78)	24	(7)	(21)	(46)
Loss from partnership investments	(92)	(145)	(86)	(177)	(177)	(203)
Fee and other income	158	56	208	413	103	(168)
Provision for credit losses	(32)	(13)	12	(55)	(65)	(219)
Other expenses	(402)	(456)	(416)	(415)	(417)	(978)

Income (loss) before federal income taxes and extraordinary gains (losses)	2,558	(604)	1,281	6,073	(1,759)	2,289
Provision (benefit) for federal income taxes	659	(529)	169	1,753	(910)	710

Income (loss) before extraordinary gains (losses)	1,899	(75)	1,112	4,320	(849)	1,579
Extraordinary gains (losses), net of tax effect	—	10	—	(3)	(18)	3

Net income (loss)	$1,899	$(65)	$1,112	$4,317	$(867)	$1,582

Preferred stock dividends and issuance costs at redemption	(43)	(43)	(40)	(40)	(41)	(41)

Net income (loss) available to common stockholders	$1,856	$(108)	$1,072	$4,277	$(908)	$1,541

Basic earnings (loss) per share:
Earnings before extraordinary gains (losses)	$1.91	$(0.12)	$1.11	$4.41	$(0.92)	$1.59
Extraordinary gains (losses), net of tax effect	—	0.01	—	—	(0.02)	—

Basic earnings (loss) per share	$1.91	$(0.11)	$1.11	$4.41	$(0.94)	$1.59

Diluted earnings (loss) per share
Earnings before extraordinary gains (losses)	$1.90	$(0.12)	$1.10	$4.40	$(0.92)	$1.59
Extraordinary gains (losses), net of tax effect	—	0.01	—	—	(0.02)	—

Diluted earnings (loss) per share	$1.90	$(0.11)	$1.10	$4.40	$(0.94)	$1.59

Weighted-average common shares outstanding Basic	972	972	969	969	968	969
Diluted	975	972	970	973	968	972

(1)	Certain amounts have been reclassified to conform to the current condensed consolidated statement of income presentation.

(2)	Includes the $400 million OFHEO and SEC penalty, $116 million impairment of capitalized software and a $317 million impairment of securities.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2004 Quarterly Segment Results

The following table displays our unaudited segment results for the quarters ended March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004.

	For the Quarter Ended March 31, 2004
	Single-Family		Capital
	Credit Guaranty	HCD	Markets	Total
	(Restated)
	(Dollars in millions)

Net interest income (expense)(1)	$93	$(37)	$5,006	$5,062
Guaranty fee income (expense)(2)	1,096	98	(303)	891
Investment gains, net	32	—	493	525
Derivatives fair value losses, net	—	—	(6,446)	(6,446)
Debt extinguishment losses, net	—	—	(78)	(78)
Losses from partnership investments	—	(145)	—	(145)
Fee and other income (expense)	49	48	(41)	56
Provision for credit losses	(3)	(10)	—	(13)
Other expenses	(236)	(84)	(136)	(456)

Income (loss) before federal income taxes and extraordinary gains (losses)	1,031	(130)	(1,505)	(604)
Provision (benefit) for federal income taxes	359	(226)	(662)	(529)

Income (loss) before extraordinary gains (losses)	672	96	(843)	(75)
Extraordinary gain, net of tax effect	—	—	10	10

Net income (loss)	$672	$96	$(833)	$(65)

(1)	Includes cost of capital charge.

(2)	Includes intercompany guaranty fee revenue (expense) of $254 million allocated to Single-Family Credit Guaranty and HCD from Capital Markets for absorbing the credit risk on mortgage loans and Fannie Mae MBS held in our portfolio.

	For the Quarter Ended June 30, 2004
	Single-Family		Capital
	Credit Guaranty	HCD	Markets	Total
	(Restated)
	(Dollars in millions)

Net interest income (expense)(1)	$118	$(34)	$4,752	$4,836
Guaranty fee income (expense)(2)	954	77	(304)	727
Investment gains (losses), net	29	—	(1,547)	(1,518)
Derivatives fair value gains, net	—	—	2,269	2,269
Debt extinguishment losses, net	—	—	(7)	(7)
Losses from partnership investments	—	(177)	—	(177)
Fee and other income	77	72	264	413
Provision for credit losses	(34)	(21)	—	(55)
Other expenses	(212)	(86)	(117)	(415)

Income (loss) before federal income taxes and extraordinary gains (losses)	932	(169)	5,310	6,073
Provision (benefit) for federal income taxes	326	(243)	1,670	1,753

Income before extraordinary gains (losses)	606	74	3,640	4,320
Extraordinary losses, net of tax effect	—	—	(3)	(3)

Net income	$606	$74	$3,637	$4,317

(1)	Includes cost of capital charge.

(2)	Includes intercompany guaranty fee revenue (expense) of $257 million allocated to Single-Family Credit Guaranty and HCD from Capital Markets for absorbing the credit risk on mortgage loans and Fannie Mae MBS held in our portfolio.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Quarter Ended September 30, 2004
	Single-Family		Capital
	Credit Guaranty	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense) (1)	$125	$(36)	$3,911	$4,000
Guaranty fee income (expense)(2)	1,278	100	(311)	1,067
Investment gains, net	8	—	879	887
Derivatives fair value losses, net	—	—	(7,136)	(7,136)
Debt extinguishment losses, net	—	—	(21)	(21)
Losses from partnership investments	—	(177)	—	(177)
Fee and other income (expense)	41	87	(25)	103
Provision for credit losses	(74)	9	—	(65)
Other expenses	(215)	(93)	(109)	(417)

Income (loss) before federal income taxes and extraordinary gains (losses)	1,163	(110)	(2,812)	(1,759)
Provision (benefit) for federal income taxes	406	(220)	(1,096)	(910)

Income (loss) before extraordinary gains (losses)	757	110	(1,716)	(849)
Extraordinary losses, net of tax effect	—	—	(18)	(18)

Net income (loss)	$757	$110	$(1,734)	$(867)

(1)	Includes cost of capital charge.

(2)	Includes intercompany guaranty fee revenue (expense) of $260 million allocated to Single-Family Credit Guaranty and HCD from Capital Markets for absorbing the credit risk on mortgage loans and Fannie Mae MBS held in our portfolio.

	For the Quarter Ended December 31, 2004
	Single-Family		Capital
	Credit Guaranty	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$142	$(37)	$4,078	$4,183
Guaranty fee income (expense)(2)	1,127	104	(312)	919
Investment gains (losses), net	15	—	(271)	(256)
Derivatives fair value losses, net	—	—	(943)	(943)
Debt extinguishment losses, net	—	—	(46)	(46)
Losses from partnership investments	—	(203)	—	(203)
Fee and other income (expense)	53	105	(326)	(168)
Provision for credit losses	(201)	(18)	—	(219)
Other expenses	(360)	(132)	(486)	(978)

Income (loss) before federal income taxes and extraordinary gains (losses)	776	(181)	1,694	2,289
Provision (benefit) for federal income taxes	297	(238)	651	710

Income before extraordinary gains (losses)	479	57	1,043	1,579
Extraordinary gain, net of tax effect	—	—	3	3

Net income	$479	$57	$1,046	$1,582

(1)	Includes cost of capital charge.

(2)	Includes intercompany guaranty fee revenue (expense) of $260 million allocated to Single-Family Credit Guaranty and HCD from Capital Markets for absorbing the credit risk on mortgage loans and Fannie Mae MBS held in our portfolio.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22.	Subsequent Events

Hurricanes Katrina and Rita

In August and September 2005, Hurricanes Katrina and Rita damaged the Gulf Coast. Our exposure to losses as a result of Hurricanes Katrina and Rita arises primarily from our guaranty of MBS secured by property in the affected areas, our portfolio holdings of mortgages and mortgage-related securities secured by property in the affected areas, and real estate owned in the affected areas. We continue to evaluate the impact to the consolidated financial statements as a result of the damage.

Additionally, we instituted mortgage relief provisions designed to meet the individual needs of borrowers facing hardship as a result of the hurricanes. Our disaster relief provisions allow lenders to help borrowers in several ways, including suspending or reducing mortgage payments for up to 18 months or more and permitting repayment of the amounts deferred over time, consistent with provisions included in the trust.

Regulatory Capital

On September 1, 2005, we entered into an agreement with OFHEO under which they regulated certain financial risk management and disclosure commitments designed to enhance market discipline, liquidity and capital. In addition, every six months, commencing January 1, 2006, we are required to submit, and have submitted, to OFHEO a subordinated debt management plan that includes any issuance plans for the upcoming six months, which is subject to OFHEO’s approval, and required to comply with our commitment regarding qualifying subordinated debt issuance requirements.

On May 23, 2006, we agreed to the issuance of a consent order by OFHEO, which superseded and terminated the September 27, 2004 OFHEO agreement and the March 8, 2005 OFHEO agreement. See “Note 16, Regulatory Capital Requirements” for additional information.

Stock Repurchase Program

On May 9, 2006, we announced a stock repurchase program under which we may repurchase up to $100 million of Fannie Mae shares from non-officer employees. Prior to the creation of this employee stock repurchase program, we repurchased shares in a limited number of instances relating to financial hardship as well as reacquired common stock from employees as payment for the cost of option exercises and tax withholding.

Final OFHEO Report and Settlements with OFHEO and SEC

On May 23, 2006, OFHEO issued its final report on its special examination of our accounting policies, internal controls, financial reporting, corporate governance, and other safety and soundness matters. Concurrently with OFHEO’s release of its final report, we entered into comprehensive settlements that resolved open matters with OFHEO and with the SEC. As part of the settlements, we agreed to pay $400 million civil penalty to the U.S. government, with $50 million payable to the U.S. Treasury and $350 million payable to the SEC for distribution to shareholders pursuant to the Fair Funds for Investors provision of the Sarbanes-Oxley Act of 2002, both of which were paid in 2006. See “Note 20, Commitments and Contingencies” for additional information.

Increase in Common Stock Dividend

On December 6, 2006, the Board of Directors increased the quarterly common stock dividend to $0.40 per share. The Board determined that the increased dividend would be effective beginning in the fourth quarter of 2006, and therefore declared a special common stock dividend of $0.14 per share, payable on December 29, 2006, to stockholders of record on December 15, 2006. This special dividend of $0.14, combined with our previously declared dividend of $0.26 paid on November 27, 2006, will result in a total common stock dividend of $0.40 per share for the fourth quarter of 2006.

CA006