Form 10-K
period 2005-12-31
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2007-05-02
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

As of February 28, 2007, there were 973,046,601 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

i

MD&A TABLE REFERENCE

PART I

Item 1.	Business

EXPLANATORY NOTE ABOUT THIS REPORT

We filed our Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 Form 10-K”) on December 6, 2006, which represented a significant step in our efforts to return to timely financial reporting. Our 2004 Form 10-K contained our consolidated financial statements and related notes for the year ended December 31, 2004, as well as a restatement of our previously issued consolidated financial statements and related notes for the years ended December 31, 2003 and 2002, and for the quarters ended June 30, 2004 and March 31, 2004. The filing of this Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”) has been delayed significantly as a result of the substantial time and effort devoted to ongoing controls remediation and systems reengineering and development necessary to complete the restatement of our financial results for 2003 and 2002. Because of the delay in our periodic reporting and the changes that have occurred in our business since December 31, 2005, where appropriate, the information contained in this report reflects current information about our business. All amounts in this Annual Report on Form 10-K affected by the restatement adjustments reported in our 2004 Form 10-K reflect such amounts as restated.

We have not filed our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”) or quarterly reports on Form 10-Q for 2005 or 2006. In lieu of filing quarterly reports for 2005, we have included in this report substantially all of the information required to be included in quarterly reports. We previously announced that we expect to file our 2006 Form 10-K by the end of 2007. We are assessing how the timing of the filing of this 2005 Form 10-K will impact the timing of our filing the 2006 Form 10-K. We have made significant progress in our efforts to remediate operational weaknesses that have prevented us from reporting our financial results on a timely basis. We intend to continue to provide periodic updates regarding our progress toward timely financial reporting.

OVERVIEW

Fannie Mae’s activities enhance the liquidity and stability of the mortgage market and contribute to making housing in the United States more affordable and more available to low-, moderate- and middle-income Americans. These activities include providing funds to mortgage lenders through our purchases of mortgage assets, and issuing and guaranteeing mortgage-related securities that facilitate the flow of additional funds into the mortgage market. We also make other investments that increase the supply of affordable housing.

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

While we are a Congressionally-chartered enterprise, the U.S. government does not guarantee, directly or indirectly, our securities or other obligations. We are a stockholder-owned corporation, and our business is self-sustaining and funded exclusively with private capital. Our common stock is listed on the New York Stock Exchange, or NYSE, and traded under the symbol “FNM.” Our debt securities are actively traded in the over-the-counter market.

RECENT SIGNIFICANT EVENTS

OFHEO Consent Order.  In 2003, OFHEO commenced a special examination of our accounting policies and practices, internal controls, financial reporting, corporate governance, and other matters. On May 23, 2006, concurrently with OFHEO’s release of its final report of the special examination, we agreed to OFHEO’s issuance of a consent order that resolved open matters relating to their investigation of us. Under the consent order, we neither admitted nor denied any wrongdoing and agreed to make changes and take actions in specified areas, including our accounting practices, capital levels and activities, corporate governance, Board of Directors, internal controls, public disclosures, regulatory reporting, personnel and compensation practices. We also agreed not to increase our net mortgage portfolio assets above the amount shown in our minimum capital report to OFHEO for December 31, 2005 ($727.75 billion), except in limited circumstances at OFHEO’s discretion. Our net mortgage portfolio assets refer to the unpaid principal balance of our mortgage assets, net of market valuation adjustments, impairments, allowances for loan losses, and unamortized premiums and discounts. In addition, we agreed to continue to maintain a 30% capital surplus over our statutory minimum capital requirement until the Director of OFHEO, in his discretion, determines the requirement should be modified or allowed to expire, taking into account factors such as resolution of our accounting and internal control issues. As part of the OFHEO consent order, we also agreed to pay a $400 million civil penalty, with $50 million payable to the U.S. Treasury and $350 million payable to the SEC for distribution to stockholders pursuant to the Fair Funds for Investors provision of the Sarbanes-Oxley Act of 2002, also known as SOX. We have paid this civil penalty in full.

Investigation by the U.S. Attorney’s Office.  In October 2004, the U.S. Attorney’s Office for the District of Columbia notified us that it was investigating our past accounting practices. In August 2006, the U.S. Attorney’s Office advised us that it had discontinued its investigation and would not be filing any charges against us.

Stockholder Lawsuits and Other Litigation.  Several lawsuits related to our accounting practices prior to December 2004 are currently pending against us and certain of our current and former officers and directors. On December 12, 2006, we filed suit against KPMG LLP, our former outside auditor, to recover damages related to the accounting restatement for negligence and breach of contract. For more information on these lawsuits, see “Item 3—Legal Proceedings.”

Impairment Determination.  On May 1, 2007, the Audit Committee of our Board of Directors reviewed the conclusion of our Chief Financial Officer and our Controller that we are required under GAAP to recognize the other-than-temporary impairment charges described in this 2005 Form 10-K for the year ended December 31, 2005. Following discussion with our independent registered public accounting firm, the Audit Committee affirmed that material impairments have occurred. Additional information relating to the other-than-temporary impairment charges, including the amounts of the other-than-temporary impairment charges, is included in “Item 7—MD&A—Consolidated Results of Operations—Investment Losses, Net.”

RESIDENTIAL MORTGAGE MARKET OVERVIEW

We operate in the U.S. residential mortgage market, specifically in the secondary mortgage market where mortgages are bought and sold. The following discusses the dynamics of the residential mortgage market and our role in the secondary mortgage market.

Residential Mortgage Market

Our business operates within the U.S. residential mortgage market and, therefore we consider the amount of U.S. residential mortgage debt outstanding to be the best measure of the size of our overall market. As of December 31, 2006, the latest date for which information was available, the amount of U.S. residential mortgage debt outstanding was estimated by the Federal Reserve to be approximately $10.9 trillion (including $10.2 trillion of single-family mortgages). Our mortgage credit book of business, which includes mortgage assets we hold in our investment portfolio, our Fannie Mae mortgage-backed securities held by third parties and credit enhancements that we provide on mortgage assets, was $2.5 trillion as of December 31, 2006, or approximately 23% of total U.S. residential mortgage debt outstanding. “Fannie Mae mortgage-backed securities” or “Fannie Mae MBS” generally refers to those mortgage-related securities that we issue and with respect to which we guarantee to the related trusts that we will supplement amounts received by those MBS trusts as required to permit timely payment of principal and interest on the Fannie Mae MBS. We also issue some forms of mortgage-related securities for which we do not provide this guaranty.

The residential mortgage market has experienced strong long-term growth. According to Federal Reserve estimates, total U.S. residential mortgage debt outstanding increased each year from 1945 to 2006. Growth in U.S. residential mortgage debt outstanding averaged 10.6% per year over that period, which is faster than the 6.9% average growth in the overall U.S. economy over the same period, as measured by nominal gross domestic product. Growth in U.S. residential mortgage debt outstanding was particularly strong during 2001 through 2005. As indicated in the table below, which provides a comparison of overall housing market statistics to our business activity, total U.S. residential mortgage debt outstanding grew at an estimated annual rate of 13.6% and 14.5% in 2005 and 2004, respectively. Growth in U.S. residential mortgage debt slowed to 8.7% in 2006.

Housing Market Data

					% Change
					from Prior Year
	2006	2005	2004	2003	2006	2005	2004
	(Dollars in billions)

Housing and mortgage market:(1)
Home sale units (in thousands)	7,531	8,359	7,981	7,264	(10)%	5%	10%
House price appreciation(2)	9.1%	13.1%	10.7%	6.8%	—	—	—
Single-family mortgage originations	$2,760	$3,034	$2,790	$3,852	(9)	9	(28)
Purchase share	52.2%	49.6%	47.8%	29.0%	—	—	—
Refinance share	47.8%	50.4%	52.2%	71.0%	—	—	—
ARM share(3)	28.6%	32.4%	33.4%	20.0%	—	—	—
Fixed-rate mortgage share	71.4%	67.6%	66.6%	80.0%	—	—	—
Residential mortgage debt outstanding	$10,921	$10,046	$8,847	$7,725	9	14	15
Fannie Mae:
New business acquisitions(4)	$615	$612	$725	$1,423	—	(16)	(49)
Mortgage credit book of business(5)	$2,528	$2,356	$2,340	$2,223	7	1	5
Interest rate risk market share(6)	6.6%	7.2%	10.2%	11.6%	—	—	—
Credit risk market share(7)	21.6%	21.8%	24.2%	27.1%	—	—	—

(1)	The sources of the housing and mortgage market data are the Federal Reserve Board, the Bureau of the Census, HUD, the National Association of Realtors, the Mortgage Bankers Association, and OFHEO. Mortgage originations, as well as the purchase and refinance shares, are estimates from Fannie Mae’s Economic & Mortgage Market Analysis Group. Certain previously reported data may have been changed to reflect revised historical data from any or all of these organizations.

(2)	OFHEO publishes a House Price Index (HPI) quarterly using data provided by Fannie Mae and Freddie Mac. The HPI is a weighted repeat transactions index, meaning that it measures average price changes in repeat sales or refinancings on the same properties. House price appreciation reported above reflects the annual average HPI of the reported year compared with the annual average HPI of the prior year.

(3)	The ARM share is the ARM share of the number of conventional mortgage applications, reported in the Mortgage Banker’s Association’s Weekly Mortgage Applications Survey.

(4)	Represents the sum in any given period of the unpaid principal balance of: (1) the mortgage loans and mortgage-related securities we purchase for our investment portfolio; and (2) the mortgage loans we securitize into Fannie Mae MBS that are acquired by third parties. Excludes mortgage loans we securitize from our portfolio.

(5)	Represents the sum of the unpaid principal balance of: (1) the mortgage loans we hold in our investment portfolio; (2) the Fannie Mae MBS and non-Fannie Mae mortgage-related securities we hold in our investment portfolio; (3) Fannie Mae MBS held by third parties; and (4) credit enhancements that we provide on mortgage assets.

(6)	Represents the estimated share of total U.S. residential mortgage debt outstanding on which we bear the interest rate risk. Calculated based on the unpaid principal balance of mortgage loans and mortgage-related securities we hold in our mortgage portfolio as a percentage of total U.S. residential mortgage debt outstanding.

(7)	Represents the estimated share of total U.S. residential mortgage debt outstanding on which we bear the credit risk. Calculated based on the unpaid principal balance of mortgage loans we hold in our mortgage portfolio and Fannie Mae MBS outstanding as a percentage of total U.S. residential mortgage debt outstanding.

Growth in U.S. residential mortgage debt outstanding in recent years has been driven primarily by record home sales, strong home price appreciation and historically low interest rates. Also contributing to growth in U.S. residential mortgage debt outstanding in recent years was the increased use of mortgage debt financing by homeowners and demographic trends that contributed to increased household formation and higher homeownership rates. Growth in U.S. residential mortgage debt outstanding moderated in 2006 in response to slower home price growth, a sharp drop-off in home sales and declining refinance activity. While total U.S. residential mortgage debt outstanding as of December 31, 2006 was about 9% higher than year-ago levels, the annualized growth rate in the fourth quarter of 2006 slowed to 6.4%. We expect that growth in total U.S. residential mortgage debt outstanding will continue at a slower pace in 2007, as the housing market cools further and average home prices possibly decline modestly.

We believe the housing market slowdown has occurred because of affordability challenges after many years of strong home price appreciation, augmented by a decline in investor demand for housing as home price gains have slowed (and prices have fallen in some areas). Additionally, subprime and Alt-A mortgage originations have represented an elevated level of market activity by historical standards in recent years, but we believe guidance by depository institution regulators will likely slow their growth significantly. We believe that the continuation of positive demographic trends, such as stable household formation rates and a growing economy, will help mitigate this slowdown in the growth in residential mortgage debt outstanding, but these trends are unlikely to offset the slowdown in the short- to medium-term.

Over the past 30 years, home values and income (as measured by per capita disposable personal income) have both risen at around a 6% annualized rate. During 2001 through 2006, however, this comparability between home values and income eroded, with income growth averaging 3.7% and home price appreciation averaging 9.1%. Home price appreciation was especially rapid in 2004 and 2005, with rates of home price appreciation of approximately 11% in 2004 and 13% in 2005 on a national basis (with some regional variation). There was a decline in this extraordinary rate of home price appreciation in 2006. Home prices increased nationally by approximately 9.1% in 2006, but according to the OFHEO House Price Index, only by a four-quarter growth rate of 5.9% in the fourth quarter, which was the slowest four-quarter pace of home price appreciation since 1999. We believe that average home prices could go down in 2007.

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

Our principal customers are lenders that operate within the primary mortgage market by originating mortgage loans for homebuyers and for current homeowners refinancing their existing mortgage loans. Our customers include mortgage banking companies, investment banks, savings and loan associations, savings banks, commercial banks, credit unions, community banks, and state and local housing finance agencies. Lenders originating mortgages in the primary market often sell them in the secondary mortgage market in the form of loans or in the form of mortgage-related securities.

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

BUSINESS SEGMENTS

We operate an integrated business that contributes to providing liquidity to the mortgage market and increasing the availability and affordability of housing in the United States. We are organized in three complementary business segments:

•	Our Single-Family Credit Guaranty (“Single-Family”) business works with our lender customers to securitize single-family mortgage loans into Fannie Mae MBS and to facilitate the purchase of single-family mortgage loans for our mortgage portfolio. Our Single-Family business has responsibility for managing our credit risk exposure relating to the single-family Fannie Mae MBS held by third parties (such as lenders, depositories and global investors), as well as the single-family mortgage loans and single-family Fannie Mae MBS held in our mortgage portfolio. Our Single-Family business also has responsibility for pricing the credit risk of the single-family mortgage loans we purchase for our mortgage portfolio. Revenues in the segment are derived primarily from the guaranty fees the segment receives as compensation for assuming the credit risk on the mortgage loans underlying single-family Fannie Mae MBS and on the single-family mortgage loans held in our portfolio.

•	Our Housing and Community Development (“HCD”) business helps to expand the supply of affordable and market-rate rental housing in the United States by working with our lender customers to securitize multifamily mortgage loans into Fannie Mae MBS and to facilitate the purchase of multifamily mortgage loans for our mortgage portfolio. Our HCD business also helps to expand the supply of affordable housing by making investments in rental and for-sale housing projects, including investments in rental housing that qualify for federal low-income housing tax credits. Our HCD business has responsibility for managing our credit risk exposure relating to the multifamily Fannie Mae MBS held by third parties, as well as the multifamily mortgage loans and multifamily Fannie Mae MBS held in our mortgage portfolio. Our HCD business also has responsibility for pricing the credit risk of the multifamily mortgage loans we purchase for our mortgage portfolio. Revenues in the segment are derived from a variety of sources, including the guaranty fees the segment receives as compensation for assuming the credit risk on the mortgage loans underlying multifamily Fannie Mae MBS and on the multifamily mortgage loans held in our portfolio, transaction fees associated with the multifamily business and bond credit enhancement fees. In addition, HCD’s investments in housing projects eligible for the low-income housing tax credit and other tax credits generate both tax credits and net operating losses that reduce our federal income tax liability. Other investments in rental and for-sale housing generate revenue from operations and the eventual sale of the assets.

•	Our Capital Markets group manages our investment activity in mortgage loans and mortgage-related securities, and has responsibility for managing our assets and liabilities and our liquidity and capital positions. Through the issuance of debt securities in the capital markets, our Capital Markets group attracts capital from investors globally to finance housing in the United States. In addition, our Capital Markets group increases the liquidity of the mortgage market by maintaining a constant, reliable presence as an active investor in mortgage assets. Our Capital Markets group has responsibility for managing our interest rate risk. Our Capital Markets group generates income primarily from the difference, or spread, between the yield on the mortgage assets we own and the cost of the debt we issue in the global capital markets to fund these assets.

Although we operate our business through three separate business segments, there are important interrelationships among the functions of these three segments. For example:

•	Mortgage Acquisition. As noted above, our Single-Family and HCD businesses work with our lender customers to securitize mortgage loans into Fannie Mae MBS and to facilitate the purchase of mortgage loans for our mortgage portfolio. Accordingly, although the Single-Family and HCD businesses principally manage the relationships with our lender customers, our Capital Markets group works closely with Single-Family and HCD in making mortgage acquisition decisions. Our Capital Markets group works directly with our lender customers on structured Fannie Mae MBS transactions.

•	Portfolio Credit Risk Management. Our Single-Family and HCD businesses support our Capital Markets group by assuming and managing the credit risk of borrowers defaulting on payments of principal and interest on the mortgage loans held in our mortgage portfolio or underlying Fannie Mae MBS held in our mortgage portfolio. Our Single-Family and HCD businesses also price the credit risk of the mortgage loans purchased by our Capital Markets group for our mortgage portfolio.

•	Securitization Activities. All three of our businesses engage in securitization activities. Our Single-Family business issues our single-family single-class Fannie Mae MBS. These securities are principally created through lender swap transactions and constitute the substantial majority of our Fannie Mae MBS issues. Our HCD business issues multifamily single-class Fannie Mae MBS that are principally created through lender swap transactions. Our Capital Markets group issues Fannie Mae MBS from mortgage loans that we hold in our mortgage portfolio and also issues structured Fannie Mae MBS.

•	Liquidity Support. The Capital Markets group supports the liquidity of single-family and multifamily Fannie Mae MBS by holding Fannie Mae MBS in our mortgage portfolio. This support of our Fannie Mae MBS helps to maintain the competitiveness of our Single-Family and HCD businesses, and increases the value of our Fannie Mae MBS.

•	Mission Support. All three of our businesses contribute to meeting the statutory housing goals established by HUD. We meet our housing goals both by purchasing mortgage loans for our mortgage portfolio and by securitizing mortgage loans into Fannie Mae MBS. Both our Single-Family and HCD businesses securitize mortgages that contribute to our housing goals. In addition, our Capital Markets group purchases mortgages for our mortgage portfolio that contribute to our housing goals.

The table below displays the revenues, net income and total assets for each of our business segments for each of the three years in the period ended December 31, 2005.

Business Segment Summary Financial Information

	For the Year Ended December 31,
	2005	2004	2003
	(Dollars in millions)

Revenues:(1)
Single-Family Credit Guaranty	$5,805	$5,153	$4,994
Housing and Community Development	743	538	398
Capital Markets	43,601	46,135	47,293

Total	$50,149	$51,826	$52,685

Net income:
Single-Family Credit Guaranty	$2,889	$2,514	$2,481
Housing and Community Development	462	337	286
Capital Markets	2,996	2,116	5,314

Total	$6,347	$4,967	$8,081

	As of December 31,
	2005	2004

Total assets:
Single-Family Credit Guaranty	$12,871	$11,543
Housing and Community Development	11,829	10,166
Capital Markets	809,468	999,225

Total	$834,168	$1,020,934

(1)	Includes interest income, guaranty fee income, and fee and other income.

We use various management methodologies to allocate certain balance sheet and income statement line items to the responsible operating segment. For a description of our allocation methodologies, see “Notes to Consolidated Financial Statements—Note 14, Segment Reporting.” For further information on the results and assets of our business segments, see “Item 7—MD&A—Business Segment Results.”

Single-Family Credit Guaranty

Our Single-Family Credit Guaranty business works with our lender customers to securitize single-family mortgage loans into Fannie Mae MBS and to facilitate the purchase of single-family mortgage loans for our mortgage portfolio. Our Single-Family business manages our relationships with over 1,000 lenders from which we obtain mortgage loans. These lenders are part of the primary mortgage market, where mortgage loans are originated and funds are loaned to borrowers. Our lender customers include mortgage banking companies, investment banks, savings and loan associations, savings banks, commercial banks, credit unions, community banks, and state and local housing finance agencies.

In our Single-Family business, mortgage lenders generally deliver mortgage loans to us in exchange for our Fannie Mae MBS. In a typical MBS transaction, we guaranty to each MBS trust that we will supplement amounts received by the MBS trust as required to permit timely payment of principal and interest on the related Fannie Mae MBS. In return, we receive a guaranty fee. Our guaranty supports the liquidity of Fannie Mae MBS and makes it easier for lenders to sell these securities. When lenders receive Fannie Mae MBS in exchange for mortgage loans, they may hold the Fannie Mae MBS for investment or sell the MBS in the capital markets. This option allows lenders to manage their assets so that they continue to have funds available to make new mortgage loans. In holding Fannie Mae MBS created from a pool of whole loans, a lender has securities that are generally more liquid than whole loans, which provides the lender with greater financial flexibility. The ability of lenders to sell Fannie Mae MBS quickly allows them to continue making mortgage loans even under economic and capital markets conditions that might otherwise constrain mortgage financing activities.

Our Single-Family business manages the risk that borrowers will default in the payment of principal and interest due on the single-family mortgage loans held in our investment portfolio or underlying Fannie Mae MBS (whether held in our investment portfolio or held by third parties). We provide a breakdown of our single-family mortgage credit book of business as of December 31, 2005, 2004 and 2003 in “Item 7—MD&A—Risk Management—Credit Risk Management.”

To ensure that acceptable loans are received from lenders as well as to assist lenders in efficiently and accurately processing loans that they deliver to us, we have established guidelines for the types of loans and credit risks that we accept. These guidelines also ensure compliance with the types of loans that our charter authorizes us to purchase. For a description of our charter requirements, see “Our Charter and Regulation of Our Activities.” We have developed technology-based solutions that assist our lender customers in delivering loans to us efficiently and at lower costs. Our automated underwriting system for single-family mortgage loans, known as Desktop Underwriter®, assists lenders in applying our underwriting guidelines to the single-family loans they originate. Desktop Underwriter® is designed to help lenders process mortgage applications in a more efficient and accurate manner and to apply our underwriting criteria to prospective borrowers consistently and objectively. After assessing the creditworthiness of the borrowers and originating the loans, lenders deliver the whole loans to us and represent and warrant to us that the loans meet our guidelines and any agreed-upon variances from the guidelines.

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

Our most common type of guaranty transaction is referred to as a “lender swap transaction.” Lenders pool their loans and deliver them to us in exchange for Fannie Mae MBS backed by these loans. After receiving the loans in a lender swap transaction, we place them in a trust that is established for the sole purpose of holding the loans separate and apart from our assets. We serve as trustee for the trust. Upon creation of the trust, we deliver to the lender (or its designee) Fannie Mae MBS that are backed by the pool of mortgage loans in the trust and that represent a beneficial ownership interest in each of the loans. We guarantee to each MBS trust that we will supplement amounts received by the MBS trust as required to permit timely payment of principal and interest on the related Fannie Mae MBS. The mortgage servicers for the underlying mortgage loans collect the principal and interest payments from the borrowers. We permit them to retain a portion of the interest payment as compensation for servicing the mortgage loans before distributing the principal and remaining interest payments to us. We retain a portion of the interest payment as the fee for providing our guaranty. Then, on behalf of the trust, we make monthly distributions to the Fannie Mae MBS certificate holders from the principal and interest payments and other collections on the underlying mortgage loans.

The following diagram illustrates the basic process by which we create a typical Fannie Mae MBS in the case where a lender chooses to sell the Fannie Mae MBS to a third-party investor.

To better serve the needs of our lender customers as well as to respond to changing market conditions and investor preferences, we offer different types of Fannie Mae MBS backed by single-family loans, as described below:

•	Single-Family Single-Class Fannie Mae MBS represent beneficial interests in single-family mortgage loans held in an MBS trust that were delivered to us typically by a single lender in exchange for the single-class Fannie Mae MBS. The certificate holders in a single-class Fannie Mae MBS issue receive principal and interest payments in proportion to their percentage ownership of the MBS issue.

•	Fannie Majors® are a form of single-class Fannie Mae MBS in which generally two or more lenders deliver mortgage loans to us, and we then group all of the loans together in one MBS pool. In this case, the certificate holders receive beneficial interests in all of the loans in the pool. As a result, the certificate holders may benefit from having a diverse group of lenders contributing loans to the MBS rather than having an interest in loans obtained from only one lender, as well as increased liquidity due to a larger-sized pool.

•	Single-Family Whole Loan Multi-Class Fannie Mae MBS are multi-class Fannie Mae MBS that are formed from single-family whole loans. Our Single-Family business works with our Capital Markets group in structuring these single-family whole loan multi-class Fannie Mae MBS. Single-family whole loan multi-class Fannie Mae MBS divide the cash flows on the underlying loans and create several classes of securities, each of which represents a beneficial ownership interest in a separate portion of the cash flows.

Guaranty Fees

We enter into agreements with our lender customers that establish the guaranty fee arrangements for those customers’ Fannie Mae MBS transactions. Guaranty fees are generally paid to us on a monthly basis from a portion of the interest payments made on the underlying mortgage loans in the MBS trust.

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

Since we began issuing our Fannie Mae MBS over 25 years ago, the total amount of our outstanding single-family Fannie Mae MBS (which includes both Fannie Mae MBS held in our portfolio and Fannie Mae MBS held by third parties) has grown steadily. As of December 31, 2006, 2005 and 2004, total outstanding single-family Fannie Mae MBS was $2.0 trillion, $1.8 trillion and $1.7 trillion, respectively. Growth in our total outstanding Fannie Mae MBS has been supported by the value that lenders and other investors place on Fannie Mae MBS.

Our Customers

Our Single-Family business is primarily responsible for managing the relationships with our lender customers that supply mortgage loans both for securitization into Fannie Mae MBS and for purchase by our mortgage portfolio. During 2005, over 1,000 lenders delivered mortgage loans to us, either for purchase by our mortgage portfolio or for securitization into Fannie Mae MBS. We acquire a significant portion of our single-family mortgage loans from several large mortgage lenders. During 2005, our top five lender customers, in the aggregate, accounted for approximately 49% of our single-family business volume. This was a small decline from 2004 when our top five lender customers accounted for approximately 53% of our single-family business volume. Our top customer, Countrywide Financial Corporation (through its subsidiaries), accounted for approximately 25% of our single-family business volume in 2005. Due to consolidation within the mortgage industry, we, as well as our competitors, have been competing for business from a decreasing number of large mortgage lenders. See “Item 1A—Risk Factors” for a discussion of the risks to our business resulting from this customer concentration.

TBA Market

The TBA, or “to be announced,” securities market is a forward, or delayed delivery, market for 30-year and 15-year fixed-rate single-family mortgage-related securities issued by us and other agency issuers. Most of our single-class single-family Fannie Mae MBS are sold by lenders in the TBA market. Lenders use the TBA market both to purchase and sell Fannie Mae MBS.

A TBA trade represents a forward contract for the purchase or sale of single-family mortgage-related securities to be delivered on a specified future date. In a typical TBA trade, the specific pool of mortgages that will be delivered to fulfill the forward contract are unknown at the time of the trade. Parties to a TBA trade agree upon the issuer, coupon, price, product type, amount of securities and settlement date for delivery. Settlement for TBA trades is standardized to occur on one specific day each month. The mortgage-related securities that ultimately will be delivered, and the loans backing those mortgage-related securities, frequently have not been created or originated at the time of the TBA trade, even though a price for the securities is agreed to at that time. Some trades are stipulated trades, in which the buyer and seller agree on specific characteristics of the mortgage loans underlying the mortgage-related securities to be delivered (such as loan age, loan size or geographic area of the loan). Some other transactions are specified trades, in which the buyer and seller identify the actual mortgage pool to be traded (specifying the pool or CUSIP number). These specified trades typically involve existing, seasoned TBA-eligible securities issued in the market. TBA sales enable originating mortgage lenders to hedge their interest rate risk and efficiently lock in interest rates for mortgage loan applicants throughout the loan origination process. The TBA market lowers transaction costs, increases liquidity and facilitates efficient settlement of sales and purchases of mortgage-related securities.

Credit Risk Management

Our Single-Family business bears the credit risk of borrowers defaulting on their payments of principal and interest on the single-family mortgage loans that back our guaranteed Fannie Mae MBS, including Fannie Mae MBS held in our mortgage portfolio. In return, the Single-Family business receives a guaranty fee for bearing this credit risk. In addition, Single-Family bears the credit risk associated with the single-family mortgage loans held in our mortgage portfolio. In return for bearing this credit risk, Single-Family is allocated fees from the Capital Markets group comparable to the guaranty fees that Single-Family receives on guaranteed Fannie Mae MBS. As a result, in our segment reporting, the expenses of the Capital Markets group include the transfer cost of the guaranty fees and related fees allocated to Single-Family, and the revenues of Single-Family include the guaranty fees and related fees received from the Capital Markets group.

The credit risk associated with a single-family mortgage loan is largely determined by the creditworthiness of the borrower, the nature and terms of the loan, the type of property securing the loan, the ratio of the unpaid principal amount of the loan to the value of the property that serves as collateral for the loan (the “loan-to-value ratio” or “LTV ratio”) and general economic conditions, including employment levels and the rate of increases or decreases in home prices. We actively manage, on an aggregate basis, the extent and nature of the credit risk we bear, with the objective of ensuring that we are adequately compensated for the credit risk we take, consistent with our mission goals. One important part of our management strategy is the use of credit enhancements, including primary mortgage insurance. For a description of our methods for managing mortgage credit risk and a description of the credit characteristics of our single-family mortgage credit book of business, refer to “Item 7—MD&A—Risk Management—Credit Risk Management.” Refer to “Item 1A—Risk Factors” for a description of the risks associated with our management of credit risk.

Our Single-Family business is also responsible for managing the credit risk to our business posed by defaults by most of our institutional counterparties, such as our mortgage insurance providers and mortgage lenders and servicers. See “Item 7—MD&A—Risk Management—Credit Risk Management” for a description of our methods for managing institutional counterparty credit risk and “Item 1A—Risk Factors” for a description of the risks associated with our management of credit risk.

Housing and Community Development

Our Housing and Community Development business engages in a range of activities primarily related to increasing the supply of affordable rental and for-sale housing, as well as increasing liquidity in the debt and equity markets related to such housing. In 2006, approximately 95% of the units financed by the multifamily mortgage loans we purchased or securitized contributed to the achievement of the housing goals established by HUD. See “Our Charter and Regulation of Our Activities—Regulation and Oversight of Our Activities—HUD Regulation—Housing Goals” for a description of our housing goals.

Our HCD business also engages in other activities through our Community Investment and Community Lending Groups, including investing in affordable rental properties that qualify for federal low-income housing tax credits, making equity investments in other rental and for-sale housing, investing in acquisition, development and construction (“AD&C”) financing for single-family and multifamily housing developments, providing loans and credit support to public entities such as housing finance agencies and public housing authorities to support their affordable housing efforts, and working with not-for-profit entities and local banks to support community development projects in underserved areas.

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

Our HCD business manages the risk that borrowers will default in the payment of principal and interest due on the multifamily mortgage loans held in our investment portfolio or underlying Fannie Mae MBS (whether held in our investment portfolio or held by third parties). We provide a breakdown of our multifamily mortgage credit book of business as of December 31, 2005, 2004 and 2003 in “Item 7—MD&A—Risk Management—Credit Risk Management.”

Unlike single-family loans, most multifamily loans require that the borrower pay a prepayment premium if the loan is paid before the maturity date. Additionally, some multifamily loans are subject to lock-out periods during which the loan may not be prepaid. The prepayment premium can take a variety of forms, including yield maintenance, defeasance or declining percentage. These prepayment provisions may reduce the likelihood that a borrower will prepay a loan during a period of declining interest rates, thereby providing incremental levels of certainty and reinvestment cash flow protection to investors in multifamily loans and mortgage-related securities.

Our Multifamily Group generally creates multifamily Fannie Mae MBS in the same manner as our Single-Family business creates single-family Fannie Mae MBS. Mortgage lenders deliver multifamily mortgage loans to us in exchange for our Fannie Mae MBS, which thereafter may be held by the lenders or sold in the capital markets. We guarantee to each MBS trust that we will supplement amounts received by the MBS trust as required to permit timely payment of principal and interest on the related multifamily Fannie Mae MBS. In return for our guaranty, we are paid a guaranty fee out of a portion of the interest on the loans underlying the multifamily Fannie Mae MBS. For a description of a typical lender swap transaction by which we create Fannie Mae MBS, see “Single-Family Credit Guaranty—Guaranty Services” above.

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

The fee and guaranty arrangements between HCD and Capital Markets are similar to the arrangements between Single-Family and Capital Markets. Our HCD business bears the credit risk of borrowers defaulting on their payments of principal and interest on the multifamily mortgage loans that back our guaranteed Fannie Mae MBS, including Fannie Mae MBS held in our mortgage portfolio. In addition, HCD bears the credit risk associated with the multifamily mortgage loans held in our mortgage portfolio. The HCD business receives a guaranty fee in return for bearing the credit risk on guaranteed multifamily Fannie Mae MBS, including Fannie Mae MBS held in our mortgage portfolio. In return for bearing credit risk on the multifamily mortgage loans held in our mortgage portfolio, our HCD business is allocated fees from the Capital Markets group comparable to the guaranty fees that it receives on guaranteed Fannie Mae MBS. As a result, in our segment reporting, the expenses of the Capital Markets group include the transfer cost of the guaranty fees and related fees allocated to our HCD segment, and the revenues of the HCD segment include the guaranty fees and related fees received from the Capital Markets group.

HCD’s Multifamily Group manages credit risk in a manner similar to that of our Single-Family business by managing the quality of the mortgages we acquire for our portfolio or securitize into Fannie Mae MBS, diversifying our exposure to credit losses, continually assessing the level of credit risk that we bear, and actively managing problem loans and assets to mitigate credit losses. Additionally, multifamily loans sold to us are often subject to lender risk-sharing or other lender recourse arrangements. As of December 31, 2005, credit enhancements existed on approximately 95% of the multifamily mortgage loans that we owned or that backed our Fannie Mae MBS. As described above, in our DUS program, lenders typically bear a portion of the credit losses incurred on an individual DUS loan. From time to time, we acquire multifamily loans in transactions where the lenders do not bear any credit risk on the loans and we therefore bear all of the credit risk. In such cases, our compensation takes into account the fact that we are bearing all of the credit risk on the loan. For a description of our management of multifamily credit risk, see “Item 7—MD&A—Risk Management—Credit Risk Management.” Refer to “Item 1A—Risk Factors” for a description of the risks associated with our management of credit risk.

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

Our recorded investment in these LIHTC partnerships totaled approximately $7.7 billion and $6.8 billion as of December 31, 2005 and 2004, respectively. We earn a return on our investments in LIHTC partnerships through reductions in our federal income tax liability as a result of the use of the tax credits for which the LIHTC partnerships qualify, as well as the deductibility of the partnerships’ net operating losses. For additional information regarding our investments in LIHTC partnerships, refer to “Item 7—MD&A—Off-Balance Sheet Arrangements and Variable Interest Entities—LIHTC Partnership Interests.”

In addition to investing in LIHTC partnerships, HCD’s Community Investment Group provides equity investments for rental and for-sale housing. These investments are typically made through fund managers or directly with developers and operators that are well-recognized firms within the industry. Because we invest as a limited partner or as a non-managing member in a limited liability company, our exposure is generally limited to the amount of our investment. Most of our investments in for-sale housing involve the construction of entry-level homes that are generally eligible for conforming mortgages. Our recorded investment in these transactions totaled approximately $1.6 billion and $1.3 billion as of December 31, 2005 and 2004, respectively.

Community Lending Group

HCD’s Community Lending Group supports the expansion of available housing by participating in specialized debt financing for a variety of customers and by acquiring mortgage loans. These activities include:

•	helping to meet the financing needs of single-family and multifamily home builders by purchasing participation interests in AD&C loans from lending institutions;

•	acquiring small multifamily loans from a variety of lending institutions that do not participate in our DUStm program;

•	providing loans to Community Development Financial Institution intermediaries to re-lend for community revitalization projects that expand the supply of affordable housing stock; and

•	providing financing for single-family and multifamily housing to housing finance agencies, public housing authorities and municipalities.

In July 2006, OFHEO advised us to suspend new AD&C business until we have finalized and implemented specified policies and procedures required to strengthen risk management practices related to this business. We are implementing these new policies and procedures and are also implementing new controls and reporting mechanisms relating to our AD&C business. We are currently in discussions with OFHEO regarding these improvements.

Capital Markets

Our Capital Markets group manages our investment activity in mortgage loans, mortgage-related securities and other liquid investments. We purchase mortgage loans and mortgage-related securities from mortgage lenders, securities dealers, investors and other market participants. We also sell mortgage loans and mortgage-related securities.

We fund these investments primarily through proceeds from our issuance of debt securities in the domestic and international capital markets. By using the proceeds of this debt funding to invest in mortgage loans and mortgage-related securities, we directly and indirectly increase the amount of funding available to mortgage lenders. By managing the structure of our debt obligations and through our use of derivatives, we strive to substantially limit adverse changes in the net fair value of our investment portfolio that result from interest rate changes.

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

Mortgage Investments

Our net mortgage investments totaled $736.5 billion and $924.8 billion as of December 31, 2005 and 2004, respectively. We estimate that the amount of our net mortgage investments was approximately $722 billion as of December 31, 2006. As described above under “Recent Significant Events,” as part of our May 2006 consent order with OFHEO, we agreed not to increase our net mortgage portfolio assets above $727.75 billion, except in limited circumstances at OFHEO’s discretion. We will be subject to this limitation on mortgage investment growth until the Director of OFHEO has determined that modification or expiration of the limitation is appropriate in light of specified factors such as resolution of accounting and internal control issues. For additional information on our capital requirements and regulations affecting the amount of our mortgage investments, see “Our Charter and Regulation of Our Activities” and “Item 7—MD&A—Liquidity and Capital Management—Capital Management.”

Our mortgage investments include both mortgage-related securities and mortgage loans. We purchase primarily conventional single-family fixed-rate or adjustable-rate, first lien mortgage loans, or mortgage-related securities backed by such loans. In addition, we purchase loans insured by the FHA, loans guaranteed by the Department of Veterans Affairs (“VA”) or by the Rural Housing Service of the Department of Agriculture (“RHS”), manufactured housing loans, multifamily mortgage loans, subordinate lien mortgage loans (e.g., loans secured by second liens) and other mortgage-related securities. Most of these loans are prepayable at the option of the borrower. Some of our investments in mortgage-related securities are effected in the TBA market, which is described above under “Single-Family Credit Guaranty—TBA Market.” Our investments in mortgage-related securities include structured mortgage-related securities such as real estate mortgage investment conduits (“REMICs”). The interest rates on the structured mortgage-related securities held in our portfolio may not be the same as the interest rates on the underlying loans. For example, we may hold a floating rate REMIC security with an interest rate that adjusts periodically based on changes in a specified market reference rate, such as the London Inter-Bank Offered Rate (“LIBOR”); however, the REMIC may be backed by fixed-rate mortgage loans. The REMIC securities we own primarily fall into two categories: agency REMICs, which are generally Fannie Mae-issued REMICs, and non-agency REMICs issued by private-label issuers. For information on the composition of our mortgage investment portfolio by product type, refer to Table 13 in “Item 7—MD&A—Business Segment Results—Capital Markets Group—Mortgage Investments.”

While our Single-Family and HCD businesses are responsible for managing the credit risk associated with our investments in mortgage loans and Fannie Mae MBS, our Capital Markets group is responsible for managing the credit risk of the non-Fannie Mae mortgage-related securities in our portfolio.

Investment Activities and Objectives

Our Capital Markets group seeks to maximize long-term total returns while fulfilling our chartered liquidity function. Our total return management involves acquiring mortgage assets that allow us to achieve an acceptable spread over our cost of funding. Prior to 2005, we realized this return primarily by holding assets to maturity.

Beginning in 2005, we also began to look for opportunities to sell assets and accelerate the realization of the spread income. These opportunities occur when the option-adjusted spread of a security tightens, compared to spreads when we acquired the security, causing the security’s fair value to increase relative to its expected future cost of funding. By selling these assets, we are able to realize the economic spread we otherwise would earn over the life of the asset. After these sales, we may reinvest the capital we receive from these sales in assets with more attractive risk-adjusted spreads. For the Capital Markets group, we expect that, in normal market conditions, our selling activity will represent a modest portion of the total change in the total portfolio for the year. In 2005 and 2006, total sales were 12% and 8% of the opening mortgage portfolio balances, and 9% and 5% when excluding sales of securities created through the securitization of loans we held for a short time.

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

We determine our total return by measuring the change in the estimated fair value of our net assets (net of tax effect), a non-GAAP measure that we refer to as the fair value of our net assets. The fair value of our net assets will change from period to period as a result of changes in the mix of our assets and liabilities and changes in interest rates, expected volatility and other market factors. The fair value of our net assets is also subject to change due to inherent market fluctuations in the yields on our mortgage assets relative to the yields on our debt securities. The fair value of our guaranty assets and guaranty obligations will also fluctuate in the short term due to changes in interest rates. These fluctuations are likely to produce volatility in the fair value of our net assets in the short-term that may not be representative of our long-term performance. Refer to “Item 7—MD&A—Supplemental Non-GAAP Information—Fair Value Balance Sheet” for information on the fair value of our net assets.

There are factors that may constrain our ability to maximize our return through asset sales including our portfolio growth limitation, operational limitations, and our intent to hold certain temporarily impaired securities until recovery and achieve certain tax consequences, as well as risk parameters applied to the mortgage portfolio.

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

Mortgage Innovation

Our Capital Markets group also aids our lender customers in their efforts to introduce new mortgage products into the marketplace. Lenders often face limited secondary market appetite for new or innovative mortgage products. Our Capital Markets group supports these lenders by purchasing new products for our investment portfolio before the products develop full track records for credit performance and pricing. Among the innovations that our Capital Markets group has supported recently are 40-year mortgages, interest-only mortgages and reverse mortgages.

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

•	Benchmark Securities®. Through our Benchmark Securities program, we sell large, regularly scheduled issues of unsecured debt. Our Benchmark Securities issues tend to appeal to investors who value liquidity and price transparency. The Benchmark Securities program includes:

•	Benchmark Bills® have maturities of up to one year. On a weekly basis, we auction three-month and six-month Benchmark Bills with a minimum issue size of $1.0 billion. On a monthly basis, we auction one-year Benchmark Bills with a minimum issue size of $1.0 billion.

•	Benchmark Notes® have maturities ranging between two and ten years. Each month, we typically sell one or more new, fixed-rate issues of Benchmark Notes through dealer syndicates. Each issue has a minimum size of $3.0 billion.

•	Discount Notes. We issue short-term debt securities called Discount Notes with maturities ranging from overnight to 360 days from the date of issuance. Investors purchase these notes at a discount to the principal amount and receive the principal amount when the notes mature.

•	Medium-Term Notes. We issue medium-term notes (“MTNs”) with a wide range of maturities, interest rates and call features. The specific terms of our MTN issuances are determined through individually negotiated transactions with broker-dealers. Our MTNs are often callable prior to maturity. We issue both fixed-rate and floating-rate securities, as well as various types of structured notes that combine features of traditional debt with features of other capital market instruments.

•	Subordinated Debt. Pursuant to voluntary commitments that we made in October 2000, from time to time we have issued qualifying subordinated debt. The terms of our qualifying subordinated debt require us to defer interest payments on this debt in specified limited circumstances. The difference, or spread, between the trading prices of our subordinated debt and our senior debt serves as a market indicator to investors of the relative credit risk of our debt. A narrow spread between the trading prices of our subordinated debt and senior debt implies that the market perceives the credit risk of our debt to be relatively low. A wider spread between these prices implies that the market perceives our debt to have a higher relative credit risk. As of the date of this filing, we had $9.0 billion in qualifying subordinated debt outstanding. We have not issued any subordinated debt since 2003 and are not likely to resume issuances until we return to timely reporting of our financial results. Our October 2000 voluntary commitments relating to subordinated debt have been replaced by an agreement we entered into with OFHEO on September 1, 2005, pursuant to which we agreed to maintain a specified amount of qualifying subordinated debt. Although we have not issued subordinated debt since 2003, we are in compliance with our obligations relating to the maintenance of qualifying subordinated debt under our September 1, 2005 agreement with OFHEO. For more information on our subordinated debt, see “Item 7—MD&A—Liquidity and Capital Management—Capital Management—Capital Activity—Subordinated Debt.”

We engage in periodic repurchases of our debt securities to support the liquidity and strength of our debt programs, among other reasons. For more information regarding our approach to funding our investments and other activities, see “Item 7—MD&A—Liquidity and Capital Management—Liquidity—Debt Funding.”

Although we are a corporation chartered by the U.S. Congress, we are solely responsible for our debt obligations, and neither the U.S. government nor any instrumentality of the U.S. government guarantees any of our debt. Our debt trades in the “agency sector” of the capital markets, along with the debt of other GSEs. Debt in the agency sector benefits from bank regulations that allow commercial banks to invest in our debt and other agency debt to a greater extent than other debt. These factors, along with the high credit rating of our senior unsecured debt securities and the manner in which we conduct our financing programs, contribute to the favorable trading characteristics of our debt. As a result, we generally are able to borrow at lower interest rates than other corporate debt issuers. For information on the credit ratings of our long-term and short-term senior unsecured debt, qualifying subordinated debt and preferred stock, refer to “Item 7—MD&A—Liquidity and Capital Management—Liquidity—Credit Ratings and Risk Ratings.”

Securitization Activities

Our Capital Markets group engages in two principal types of securitization activities:

•	creating and issuing Fannie Mae MBS from our mortgage portfolio assets, either for sale into the secondary market or to retain in our portfolio; and

•	issuing structured Fannie Mae MBS for customers in exchange for a transaction fee.

Our Capital Markets group creates Fannie Mae MBS using mortgage loans and mortgage-related securities that we hold in our investment portfolio (referred to as “portfolio securitizations”). We currently securitize a majority of single-family mortgage loans within the first month of purchase. Our Capital Markets group may sell these Fannie Mae MBS into the secondary market or may retain the Fannie Mae MBS in our investment portfolio. The types of Fannie Mae MBS that our Capital Markets group creates through portfolio securitizations include the same types as those created by our Single-Family and HCD businesses, as described in “Single-Family Credit Guaranty—Guaranty Services” and “Housing and Community Development—Multifamily Group” above. In addition, the Capital Markets group issues structured Fannie Mae MBS, which are described below. The structured Fannie Mae MBS are generally created through swap transactions, typically with our lender customers or securities dealer customers. In these transactions, the customer “swaps” a mortgage-related security they own for one of the types of structured Fannie Mae MBS described below. This process is referred to as “resecuritization.”

Our Capital Markets group earns transaction fees for issuing structured Fannie Mae MBS for third parties. The most common forms of such securities are the following:

•	Fannie Mae Megas®, which are resecuritized single-class Fannie Mae MBS that are created in transactions in which a lender or a securities dealer contributes two or more previously issued single-class Fannie Mae MBS or previously issued Megas, or a combination of Fannie Mae MBS and Megas, in return for a new issue of Mega certificates.

•	Multi-class Fannie Mae MBS, including REMICs, which may separate the cash flows from underlying single-class and/or multi-class Fannie Mae MBS, other mortgage-related securities or mortgage loans into separately tradable classes of securities. By separating the cash flows, the resulting classes may consist of: (1) interest-only payments; (2) principal-only payments; (3) different portions of the principal and interest payments; or (4) combinations of each of these. Terms to maturity of some multi-class Fannie Mae MBS, particularly REMIC classes, may match or be shorter than the maturity of the underlying mortgage loans and/or mortgage-related securities. As a result, each of the classes in a multi-class Fannie Mae MBS may have a different coupon rate, average life, repayment sensitivity or final maturity. In some of our multi-class Fannie Mae MBS transactions, we may issue senior classes where we have guaranteed to the trust that we will supplement amounts received by the trust on the underlying mortgage assets as required to permit timely payment of principal and interest on the related senior class. In these multi-class Fannie Mae MBS transactions, we also may issue one or more subordinated classes for which we do not provide a guaranty. Our Capital Markets group may work with our Single-Family or HCD businesses in structuring multi-class Fannie Mae MBS.

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

Our principal source of interest rate risk arises from our investment in mortgage assets that give the borrower the option to prepay the mortgage at any time without penalty. For example, if interest rates decrease, borrowers are more likely to refinance their mortgages. Refinancings could result in prepaid loans being replaced with new investments in lower interest rate loans and, consequently, a decrease in future interest income earned on our mortgage assets. At the same time, we may not be able to redeem or repay a sufficient portion of our existing debt to lower our interest expense by the same amount, which may reduce our net interest yield.

We strive to maintain low exposure to the risks associated with changes in interest rates. To manage our exposure to interest rate risk, we engage in the following activities:

•	Issuance of Callable and Non-Callable Debt. We issue a broad range of both callable and non-callable debt securities to manage the duration and prepayment risk of expected cash flows of the mortgage assets we own.

•	Use of Derivative Instruments. While our debt is the primary means by which we manage our interest rate risk exposure, we supplement our issuance of debt with interest rate-related derivatives to further manage duration and prepayment risk. We use derivatives in combination with our issuance of debt to reduce the volatility of the estimated fair value of our mortgage investments. The benefits of derivatives include:

•	the speed and efficiency with which we can alter our risk position; and

•	the ability to modify some aspects of our expected cash flows in a specialized manner that might not be readily achievable with debt instruments.

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

We are an active investor in mortgage-related assets and we compete with a broad range of investors for the purchase and sale of these assets. Our primary competitors for the purchase and sale of mortgage assets are participants in the secondary mortgage market that we believe also share our general investment objective of seeking to maximize the returns they receive through the purchase and sale of mortgage assets. In addition, in recent years, several large mortgage lenders have increased their retained holdings of the mortgage loans they originate. Competition for mortgage-related assets among investors in the secondary market was intense in 2004, 2005 and 2006. The spreads between the yield on our debt securities and expected yields on mortgage assets, after consideration of the net risks associated with the investments, were very narrow in 2004, 2005 and 2006, reflecting strong investor demand from banks, funds and other investors. This high demand for mortgage assets increased the price of mortgage assets relative to the credit risks associated with these assets.

We have been the largest agency issuer of mortgage-related securities in every year since 1990. Competition for the issuance of mortgage-related securities is intense and participants compete on the basis of the value of their products and services relative to the prices they charge. Value can be delivered through the liquidity and trading levels for an issuer’s securities, the range of products and services offered, and the reliability and consistency with which it conducts its business. In recent years, there has been a significant increase in the issuance of mortgage-related securities by non-agency issuers. Non-agency issuers, also referred to as private-label issuers, are those issuers of mortgage-related securities other than agency issuers Fannie Mae, Freddie Mac or Ginnie Mae. Private-label issuers have significantly increased their share of the mortgage-related securities market and accounted for more than half of new single-family mortgage-related securities issuances in 2006. As the market share for private-label securities has increased, our market share has decreased. During 2006, our estimated market share of new single-family mortgage-related securities issuance was 23.7%, compared to 23.5% in 2005, 29.2% in 2004 and 45.0% in 2003. Our estimates of market share are based on publicly available data and exclude previously securitized mortgages. We expect our Single-Family business to continue to face significant competition from private-label issuers.

We also expect private-label issuers to provide increased competition to our HCD business. The commercial mortgage-backed securities (“CMBS”) issued by private-label issuers are typically backed not only by loans secured by multifamily residential property, but also by loans secured by a mix of retail, office, hotel and other commercial properties. We are restricted by our charter to issuing Fannie Mae MBS backed by residential loans, which often have lower yields than other types of commercial real estate loans. Private-label issuers include multifamily residential loans in pools backing CMBS because those properties, while generally generating lower cash flow than other types of commercial properties, generally have lower default rates, which improves the overall performance of CMBS pools. To obtain multifamily residential property loans for CMBS pools, private-label issuers are sometimes willing to purchase loans of a lesser credit quality than the loans we purchase and to price their purchases of these loans more aggressively than we typically price our purchases. Because we usually guarantee our Fannie Mae MBS, we generally maintain high credit standards to limit our exposure to defaults. Private-label issuers often structure their CMBS transactions so that certain classes of the securities issued in each transaction bear most of the default risk on the loans underlying the transaction. These securities are placed with investors that are prepared to assume that risk in exchange for higher yields.

OUR CHARTER AND REGULATION OF OUR ACTIVITIES

We are a stockholder-owned corporation organized and existing under the Federal National Mortgage Association Charter Act, which we refer to as the Charter Act or our charter. We were established in 1938 pursuant to the National Housing Act and originally operated as a U.S. government entity. Title III of the National Housing Act amended our charter in 1954, and we became a mixed-ownership corporation, with our preferred stock owned by the federal government and our non-voting common stock held by private investors. In 1968, our charter was further amended and our predecessor entity was divided into the present Fannie Mae and Ginnie Mae. Ginnie Mae remained a government entity, but all of the preferred stock of Fannie Mae that had been held by the U.S. government was retired, and Fannie Mae became privately owned.

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

In addition to our overall strategy being aligned with these purposes, all of our business activities must be permissible under the Charter Act. Our charter specifically authorizes us to “purchase, service, sell, lend on the security of, or otherwise deal in” conventional mortgage loans. Our purchase of these mortgage loans is subject to limitations on the maximum original principal balance for single-family loans and requirements for credit enhancement for some loans. Under our Charter Act authority, we can purchase mortgage loans secured by first or subordinate liens, issue debt and issue mortgage-backed securities. In addition, we can guarantee mortgage-backed securities. We can also act as a depository, custodian or fiscal agent for our “own account or as fiduciary, and for the account of others.” Furthermore, the Charter Act expressly enables us to “lease, purchase, or acquire any property, real, personal, or mixed, or any interest therein, to hold, rent, maintain, modernize, renovate, improve, use, and operate such property, and to sell, for cash or credit, lease, or otherwise dispose of the same” as we may deem necessary or appropriate and also “to do all things as are necessary or incidental to the proper management of [our] affairs and the proper conduct of [our] business.”

Loan Standards

The single-family conventional mortgage loans we purchase or securitize must meet the following standards required by the Charter Act.

•	Principal Balance Limitations. Our charter permits us to purchase and securitize single-family conventional mortgage loans subject to maximum original principal balance limits. Conventional mortgage loans are loans that are not federally insured or guaranteed. The principal balance limits are often referred to as “conforming loan limits” and are established each year by OFHEO based on the national average price of a one-family residence. For 2005, the conforming loan limit for a one-family residence was $359,650, and for 2006 and 2007 it is $417,000. Higher original principal balance limits apply to mortgage loans secured by two- to four-family residences and also to loans in Alaska, Hawaii, Guam and the Virgin Islands. No statutory limits apply to the maximum original principal balance of multifamily mortgage loans (loans secured by properties that have five or more residential dwelling units) that we purchase or securitize. In addition, the Charter Act imposes no maximum original principal balance limits on loans we purchase or securitize that are insured by the FHA or guaranteed by the VA.

•	Quality Standards. The Charter Act requires that, so far as practicable and in our judgment, the mortgage loans we purchase or securitize must be of a quality, type and class that generally meet the purchase standards of private institutional mortgage investors. To comply with this requirement and for the efficient operation of our business, we have eligibility policies and make available guidelines for the mortgage loans we purchase or securitize as well as for the sellers and servicers of these loans.

•	Loan-to-Value and Credit Enhancement Requirements. The Charter Act requires credit enhancement on any conventional single-family mortgage loan that we purchase or securitize if it has a loan-to-value ratio

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

•	Issuances of Our Securities. The Charter Act authorizes us, upon approval of the Secretary of the Treasury, to issue debt obligations and mortgage-related securities. At the discretion of the Secretary of the Treasury, the U.S. Department of the Treasury may purchase obligations of Fannie Mae up to a maximum of $2.25 billion outstanding at any one time. We have not used this facility since our transition from government ownership in 1968. Neither the United States nor any of its agencies guarantees our debt or is obligated to finance our operations or assist us in any other manner. On June 13, 2006, the U.S. Department of the Treasury announced that it would undertake a review of its process for approving our issuances of debt. We cannot predict whether the outcome of this review will materially impact our current business activities.

•	Exemptions for Our Securities. Securities we issue are “exempted securities” under laws administered by the SEC. As a result, registration statements with respect to offerings of our securities are not filed with the SEC. In March 2003, however, we voluntarily registered our common stock with the SEC pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the “Exchange Act”). We are thereby required to file periodic and current reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Since undertaking to restate our 2002 and 2003 consolidated financial statements and improve our accounting practices and internal control over financial reporting, we have not been a timely filer of our periodic reports on Form 10-K or Form 10-Q. We are continuing to improve our accounting and internal control over financial reporting and are striving to become a timely filer as soon as practicable. We are also required to file proxy statements with the SEC. In addition, our directors and certain officers are required to file reports with the SEC relating to their ownership of Fannie Mae equity securities.

•	Exemption from Certain Taxes and Qualifications. Pursuant to the Charter Act, we are exempt from taxation by states, counties, municipalities or local taxing authorities, except for taxation by those authorities on our real property. We are not exempt from the payment of federal corporate income taxes. In addition, we may conduct our business without regard to any qualification or similar statute in any state of the United States, including the District of Columbia, the Commonwealth of Puerto Rico, and the territories and possessions of the United States.

•	Structure of Our Board of Directors. The Charter Act provides that our Board of Directors will consist of 18 persons, five of whom are to be appointed by the President of the United States and the remainder of whom are to be elected annually by our stockholders at our annual meeting of stockholders. All members of our Board of Directors either are elected by our stockholders or appointed by the President for one-year terms, or until their successors are elected and qualified. The five appointed director positions have been vacant since May 2004. Of the remaining 13 director positions, two are vacant. Our Board has determined that all of our current directors, except our Chief Executive Officer, are independent directors under New York Stock Exchange standards. Because we have not held an annual meeting of stockholders since 2004, some of our directors are serving terms that have exceeded one year. In accordance with OFHEO regulation, we have elected to follow the applicable corporate governance practices and procedures of the Delaware General Corporation Law, as it may be amended from time to time.

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

HUD Regulation

Program Approval

HUD has general regulatory authority to promulgate rules and regulations to carry out the purposes of the Charter Act, excluding authority over matters granted exclusively to OFHEO. We are required under the Charter Act to obtain approval of the Secretary of HUD for any new conventional mortgage program that is significantly different from those approved or engaged in prior to the 1992 amendment of the Charter Act through enactment of the Federal Housing Enterprises Financial Safety and Soundness Act of 1992 (the “1992 Act”). The Secretary must approve any new program unless the Charter Act does not authorize it or the Secretary finds that it is not in the public interest.

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

Housing Goals

The Secretary of HUD establishes annual housing goals pursuant to the 1992 Act for housing (1) for low- and moderate-income families, (2) in HUD-defined underserved areas, including central cities and rural areas, and (3) for low-income families in low-income areas and for very low-income families, which is referred to as “special affordable housing.” Each of these three goals is set as a percentage of the total number of dwelling units financed by eligible mortgage loan purchases. A dwelling unit may be counted in more than one category of goals. Included in eligible mortgage loan purchases are loans underlying our Fannie Mae MBS issuances, subordinate mortgage loans and refinanced mortgage loans. Several activities are excluded from eligible mortgage loan purchases, such as most purchases of non-conventional mortgage loans, equity investments (even if they facilitate low-income housing), mortgage loans secured by second homes and commitments to purchase or securitize mortgage loans at a later date. In addition, beginning in 2005, HUD also established three home purchase mortgage subgoals that measure our purchase or securitization of loans by the number of loans (not dwelling units) providing purchase money for owner-occupied single-family housing in metropolitan areas. We also have a subgoal for multifamily special affordable housing that is expressed as a dollar amount. Each year, we are required to submit an annual report on our performance in meeting our housing goals. We deliver the report to the Secretary of HUD as well as to the House Committee on Financial Services and the Senate Committee on Banking, Housing and Urban Affairs.

On November 2, 2004, HUD published a final regulation amending its housing goals rule effective January 1, 2005. The regulation increased housing goal levels and also created the three new home purchase mortgage subgoals described above. The housing goals for the period 2002-2004 and the increased housing goals and new subgoals for the period 2005-2008 are shown below.

Housing Goals and Subgoals

	2008	2007	2006	2005	2002-2004

Housing goals:(1)
Low- and moderate-income housing	56.0%	55.0%	53.0%	52.0%	50.0%
Underserved areas	39.0	38.0	38.0	37.0	31.0
Special affordable housing	27.0	25.0	23.0	22.0	20.0
Home purchase subgoals:(2)
Low- and moderate-income housing	47.0%	47.0%	46.0%	45.0%	—
Underserved areas	34.0	33.0	33.0	32.0	—
Special affordable housing	18.0	18.0	17.0	17.0	—
Multifamily minimum in special affordable housing subgoal ($ in billions)	$5.49	$5.49	$5.49	$5.49	$2.85

(1)	Goals are expressed as a percentage of the total number of dwelling units financed by eligible mortgage loan purchases during the period.

(2)	Home purchase subgoals measure our performance by the number of loans (not dwelling units) providing purchase money for owner-occupied single-family housing in metropolitan areas.

The following table compares our performance against the housing goals and subgoals for the years 2003 through 2006.

Housing Goals and Subgoals Performance

	2006		2005		2004		2003
	Result(1)	Goal	Result(2)	Goal	Result(2)	Goal	Result(2)	Goal

Housing goals:(3)
Low- and moderate-income housing	56.9%	53.0%	55.1%	52.0%	53.4%	50.0%	52.3%	50.0%
Underserved areas	43.6	38.0	41.4	37.0	33.5	31.0	32.1	31.0
Special affordable housing	27.8	23.0	26.3	22.0	23.6	20.0	21.2	20.0
Home purchase subgoals:(4)
Low- and moderate-income housing	46.9%	46.0%	44.6%	45.0%	—	—	—	—
Underserved areas	34.5	33.0	32.6	32.0	—	—	—	—
Special affordable housing	17.9	17.0	17.0	17.0	—	—	—	—
Multifamily minimum in special affordable housing subgoal ($ in billions)	$13.39	$5.49	$10.39	$5.49	$7.32	$2.85	$12.23	$2.85

(1)	The source of this data is our Annual Housing Activities Report for 2006. HUD has not yet determined our results for 2006.

(2)	The source of this data is HUD’s analysis of data we submitted to HUD. Some results differ from the results we reported in our Annual Housing Activities Reports for 2005, 2004 and 2003. Actual results reflect the impact of provisions that allow us to estimate the affordability of units with missing income and rent data. Actual results for 2003 reflect the impact of incentive points for small multifamily and owner-occupied rental housing, which were no longer available starting in 2004.

(3)	Goals are expressed as a percentage of the total number of dwelling units financed by eligible mortgage loan purchases during the period.

(4)	Home purchase subgoals measure our performance by the number of loans (not dwelling units) providing purchase money for owner-occupied single-family housing in metropolitan areas.

As shown by the table above, we were able to meet our housing goals and subgoals in 2006, 2004 and 2003. In 2005, we met all three of our affordable housing goals: the low- and moderate-income housing goal, the underserved areas goal and the special affordable housing goal. We also met three of the four subgoals: the underserved areas home purchase subgoal, the special affordable home purchase subgoal, and the special affordable multifamily subgoal. We fell slightly short of the low- and moderate-income home purchase subgoal.

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

We have made, and continue to make, significant adjustments to our mortgage loan sourcing and purchase strategies in an effort to meet these increased housing goals and the subgoals. These strategies include entering into some purchase and securitization transactions with lower expected economic returns than our typical transactions. We have also relaxed some of our underwriting criteria to obtain goals-qualifying mortgage loans and increased our investments in higher-risk mortgage loan products that are more likely to serve the borrowers targeted by HUD’s goals and subgoals, which could increase our credit losses. The Charter Act explicitly authorizes us to undertake “activities ... involving a reasonable economic return that may be less than the return earned on other activities” in order to support the secondary market for housing for low- and moderate-income families.

We believe that we are making progress toward achieving our 2007 housing goals and subgoals. Meeting the higher goals and subgoals for 2007 is challenging, as increased home prices and higher interest rates have reduced housing affordability during the past several years. Since HUD set the home purchase subgoals in 2004, the affordable housing markets have experienced a dramatic change. Home Mortgage Disclosure Act data released in 2006 show that the share of the primary mortgage market serving low- and moderate-income borrowers declined in 2005, reducing our ability to purchase and securitize mortgage loans that meet the HUD subgoals. The National Association of REALTORS® housing affordability index has dropped from 130.7 in 2003 to 106.1 in 2006. Our housing goals and subgoals continue to increase in 2007 and 2008. If our efforts to meet the new housing goals and subgoals prove to be insufficient, we may need to take additional steps that could have an adverse effect on our profitability. See “Item 1A—Risk Factors” for more information on how changes we are making to our business strategies in order to meet HUD’s new housing goals and subgoals may reduce our profitability.

OFHEO Regulation

OFHEO is an independent office within HUD that is responsible for ensuring that we are adequately capitalized and operating safely in accordance with the 1992 Act. OFHEO has examination authority with respect to us, and we are required to submit to OFHEO annual and quarterly reports on our financial condition and results of operations. OFHEO is authorized to levy annual assessments on Fannie Mae and Freddie Mac, to the extent authorized by Congress, to cover OFHEO’s reasonable expenses. OFHEO’s formal enforcement powers include the power to impose temporary and final cease-and-desist orders and civil monetary penalties on us and our directors and executive officers. OFHEO also may use other informal supervisory procedures of the type that are generally used by federal bank regulatory agencies.

OFHEO Consent Order

In 2003, OFHEO commenced a special examination of our accounting policies and practices, internal controls, financial reporting, corporate governance, and other matters. On May 23, 2006, concurrently with OFHEO’s release of its final report of the special examination, we agreed to OFHEO’s issuance of a consent order that resolved open matters relating to their investigation of us. Under the consent order, we neither admitted nor denied any wrongdoing and agreed to make changes and take actions in specified areas, including our accounting practices, capital levels and activities, corporate governance, Board of Directors, internal controls, public disclosures, regulatory reporting, personnel and compensation practices. We also agreed to continue to maintain a 30% capital surplus over our statutory minimum capital requirement until the Director of OFHEO, in his discretion, determines the requirement should be modified or allowed to expire, taking into account factors such as resolution of our accounting and internal control issues.

We also agreed not to increase our net mortgage portfolio assets above the amount shown in our minimum capital report to OFHEO for December 31, 2005 ($727.75 billion), except in limited circumstances at OFHEO’s discretion. We may propose to OFHEO increases in the size of our portfolio to respond to disruptions in the mortgage markets. We submitted an updated business plan to OFHEO on February 28, 2007 that included an update on our progress in remediating our internal control deficiencies, completing the requirements of the consent order and other matters. OFHEO reviewed our business plan and has directed us to maintain compliance with the $727.75 billion portfolio cap. Until the Director of OFHEO has determined that modification or expiration of the limitation is appropriate, we will remain subject to this limitation on portfolio growth.

As part of the OFHEO consent order, our Board of Directors agreed to review all individuals who at the time of the review were affiliated with us, including Board members, and who were mentioned in OFHEO’s final report of the special examination as participating in any misconduct for suitability to remain in their positions or for other remedial actions. The Board created a special committee made up of independent Board members, none of which had joined the Board prior to December 2004, to conduct this review. In October 2006, the special committee completed its review and reported its findings and recommendations to OFHEO. We have since implemented the actions recommended in the special committee’s report to OFHEO.

In addition, as part of the OFHEO consent order, we agreed to pay a $400 million civil penalty, with $50 million payable to the U.S. Treasury and $350 million payable to the SEC for distribution to stockholders pursuant to the Fair Funds for Investors provision of the Sarbanes-Oxley Act of 2002. We have paid this civil penalty in full.

Capital Requirements

As part of its responsibilities under the 1992 Act, OFHEO has regulatory authority as to the capital requirements established by the 1992 Act, issuing regulations on capital adequacy and enforcing capital standards. The 1992 Act capital standards include minimum and critical capital requirements calculated as specified percentages of our assets and our off-balance sheet obligations, such as outstanding guaranties. In addition, the 1992 Act capital requirements include a risk-based capital requirement that is calculated as the amount of capital needed to withstand a severe ten-year stress period characterized by extreme movements in interest rates and simultaneous severe credit losses. Moreover, to allow for management and operations risks, an additional 30% is added to the amount necessary to withstand the ten-year stress period. On a quarterly basis, we are required by regulation to report to OFHEO on the level of our capital and whether we are in compliance with the capital requirements established by OFHEO. We also provide weekly and monthly reports to OFHEO on our current capital standing.

Compliance with the capital requirements could limit our ability to make investments or provide mortgage guaranties and also could restrict our ability to make payments on our qualifying subordinated debt or pay dividends on our preferred and common stock. OFHEO is permitted or required to take remedial action if we fail to meet our capital requirements, depending on the requirement we fail to meet. We are required to submit a capital restoration plan if OFHEO classifies us as “significantly undercapitalized.” As described below, we currently operate under a capital restoration plan. Even if we meet our capital requirements, OFHEO has the ability to take additional supervisory actions if the Director determines that we have failed to make reasonable efforts to comply with that plan or are engaging in unapproved conduct that could result in a rapid depletion of our core capital, or if the value of the property securing mortgage loans we hold or have securitized has decreased significantly.

The 1992 Act gives OFHEO the authority, after following prescribed procedures, to appoint a conservator. Under OFHEO’s regulations, appointment of a conservator is mandatory, with limited exceptions, if we are critically undercapitalized (that is, our core capital is less than our required critical capital). Appointment of a conservator is discretionary under OFHEO’s rules if we are significantly undercapitalized (that is, our core capital is less than our required minimum capital), and alternative remedies are unavailable. The 1992 Act and OFHEO’s rules also specify other grounds for appointing a conservator.

In December 2004, OFHEO determined that we were significantly undercapitalized as of September 30, 2004. We submitted, and in February 2005, OFHEO approved, a capital restoration plan intended to comply with OFHEO’s directive that we achieve a 30% surplus over our statutory minimum capital requirement by September 30, 2005. OFHEO announced on November 1, 2005 that we had achieved a 30% surplus over our minimum capital requirement as of September 30, 2005. Under our May 2006 consent order with OFHEO, we agreed to continue to maintain a 30% capital surplus over our statutory minimum capital requirement until the Director of OFHEO, in his discretion, determines the requirement should be modified or allowed to expire, taking into account factors such as resolution of accounting and internal control issues. For additional information on our capital requirements, see “Item 7—MD&A—Liquidity and Capital Management—Capital Management—Capital Adequacy Requirements.”

Dividend Restrictions

Our capital requirements under the 1992 Act and as administered by OFHEO may restrict the ability of our Board of Directors to declare dividends, authorize repurchases of our preferred or common stock, or approve any other capital distributions. If such an action would decrease our total capital below the risk-based capital requirement or our core capital below the minimum capital requirement, we may not make the distribution without the approval of OFHEO.

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

Refer to “Item 7—MD&A—Liquidity and Capital Management—Capital Management—Capital Adequacy Requirements” for a description of our statutory capital requirements and our core capital, total capital and other capital classification measures as of December 31, 2005 and 2004.

Recent Legislative Developments and Possible Changes in Our Regulations

The U.S. Congress continues to consider legislation that would change the regulatory framework under which we, Freddie Mac and the Federal Home Loan Banks operate. On March 29, 2007, the House Financial Services Committee approved a bill that would establish a new, independent regulator for us and the other GSEs, with broad authority over both safety and soundness and mission. The bill, if enacted into law, would affect Fannie Mae in significant ways, including:

•	authorizing the regulator to limit the size and composition of our mortgage investment portfolio;

•	authorizing the regulator to increase the level of our required capital;

•	changing the approval process for products and activities and expanding the extent of regulatory oversight of us and our officers, directors and employees;

•	changing the method for enforcing compliance with housing goals; and

•	authorizing, and in some instances requiring, the appointment of a receiver if the company becomes critically undercapitalized.

In addition, the House bill would require us and Freddie Mac to contribute an amount equal to 1.2 basis points of our average total mortgage portfolios (including whole loans and securitized obligations, whether held in portfolio or sold in any form) to a fund to support affordable housing that would be managed by the new GSE regulator.

As of the date of this filing, the only GSE reform bill that has been introduced in the Senate is S. 1100, co-sponsored by four Republican members of the Senate Committee on Banking, Housing, and Urban Affairs. This bill is substantially similar to a bill that was approved by the Committee in July 2005, and differs from the House bill in a number of respects. It is expected that the Democratic Chairman of the Committee will bring his own version of GSE reform legislation to the Committee, but the timing is uncertain. Further, we cannot predict the content of any Senate bill that may be introduced or its prospects for Committee approval or passage by the full Senate.

Even if bills for GSE regulatory oversight reform are passed by both the House and the Senate, the specific provisions of any legislation of this type, as well as the timing for enactment of such legislation, are uncertain. We support any legislation that would improve our effectiveness in increasing liquidity and lowering the cost of borrowing in the mortgage market and, as a result, expanding access to housing and increasing opportunities for homeownership.

As Fannie Mae has testified before Congress, we continue to support legislation that would:

•	create a single independent, well-funded regulator that combines safety and soundness supervision with authority over our mission;

•	provide the regulator with bank-like regulatory authority to adjust capital levels and on-balance sheet activities, to the extent needed to ensure safe and sound operations;

•	provide the regulator with bank-like supervisory authorities, including “prompt corrective action” powers and authority over our activities;

•	provide a structure for housing goals that includes an affordable housing fund administered by the GSEs that strengthens our housing and liquidity mission.

It is possible, however, that the enactment of legislation could have a material adverse effect on our earnings and the prospects for our business. Refer to “Item 1A—Risk Factors” for a description of how the changes in the regulation of our business contemplated by these GSE reform bills or other legislative proposals could materially adversely affect our business and earnings.

EMPLOYEES

As of December 31, 2005, we employed approximately 5,600 personnel, including full-time and part-time employees, term employees and employees on leave. During 2005 and 2006, we increased the number of our employees, both as part of significantly improving our accounting practices, risk management, internal controls and corporate governance, and as appropriate to complete the restatement of our previously issued consolidated financial statements. As of March 31, 2007, we employed approximately 6,600 personnel, including full-time and part-time employees, term employees and employees on leave.

WHERE YOU CAN FIND ADDITIONAL INFORMATION

We file reports, proxy statements and other information with the SEC. We make available free of charge through our Web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all other SEC reports and amendments to those reports as soon as reasonably practicable after we electronically file the material with, or furnish it to, the SEC. Our Web site address is www.fanniemae.com. Materials that we file with the SEC are also available from the SEC’s Web site, www.sec.gov. In addition, these materials may be inspected, without charge, and copies may be obtained at prescribed rates, at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You may also request copies of any filing from us, at no cost, by telephone at (202) 752-7000 or by mail at 3900 Wisconsin Avenue, NW, Washington, DC 20016.

Effective March 31, 2003, we voluntarily registered our common stock with the SEC under Section 12(g) of the Exchange Act. Our common stock, as well as the debt, preferred stock and mortgage-backed securities we issue, are exempt from registration under the Securities Act of 1933 and are “exempted” securities under the Exchange Act. The voluntary registration of our common stock does not affect the exempt status of the debt, equity and mortgage-backed securities that we issue.

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, which are statements about matters that are not historical facts. In addition, our senior management may from time to time make forward-looking statements orally to analysts, investors, the news media and others. Forward-looking statements often include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “would,” “should,” “could,” “may,” or similar words. Among the forward-looking statements in this report are statements relating to:

•	our expectation that we will file our 2006 Form 10-K by the end of 2007;

•	our expectations regarding industry and economic trends, including our expectations that:

•	growth in total U.S. residential mortgage debt outstanding will continue at a slower pace in 2007, as the housing market cools further and average home prices possibly decline modestly;

•	the continuation of positive demographic trends, such as stable household formation rates and a growing economy, will help mitigate the slowdown in the growth in residential mortgage debt outstanding, but are unlikely to offset the slowdown in the short- to medium-term;

•	average home prices could go down in 2007;

•	over the next decade, demographic demand (primarily from stable household formation rates, a positive age structure of the population for homebuying and rising homeownership rates because of the high level of immigration over the past 25 years) will be at a level that should lead to a fundamentally strong mortgage market, and will support continued long-term demand for new capital to finance the substantial and sustained housing finance needs of American homebuyers;

•	guidance by depository institution regulators will likely slow significantly the growth of subprime and Alt-A mortgage originations, which have represented an elevated level of market activity by historical standards in recent years;

•	our expectation that, when we expect to earn returns greater than our cost of equity capital, we generally will be an active purchaser of mortgage loans and mortgage-related securities, and that when few opportunities exist to earn returns above our cost of equity capital, we generally will be a less active purchaser, and may be a net seller, of mortgage loans and mortgage-related securities;

•	our expectation that we will be an active purchaser of less liquid forms of mortgage loans and mortgage-related securities even in periods of high market demand for mortgage assets;

•	our expectation that private-label issuers of mortgage-related securities will continue to provide significant competition for our Single-Family and HCD businesses;

•	our expectation that the costs associated with the preparation of our post-2004 consolidated financial statements and periodic SEC reports will continue to have a substantial impact on administrative expenses at least until we are current in filing our periodic financial reports with the SEC;

•	our expectation that our recently implemented cost-cutting measures will reduce our administrative expenses by approximately $200 million for 2007 as compared to 2006, and our expectation that we will reduce our administrative expenses, excluding costs associated with returning to timely financial reporting, to approximately $2 billion per year in 2008;

•	our expectation that, based on the composition of our derivatives, we generally expect to report decreases in the aggregate fair value of our derivatives as interest rates decrease;

•	our expectation that, as a result of the variety of ways in which we record financial instruments in our consolidated financial statements, our earnings will vary, perhaps substantially, from period to period and result in volatility in our stockholders’ equity and regulatory capital;

•	our belief that the estimated fair value of our derivatives may fluctuate substantially from period to period because of changes in interest rates, expected interest rate volatility and our derivative activity;

•	our expectation that we will experience high levels of period to period volatility in our results of operations and financial condition as part of our normal business activities, primarily due to changes in market conditions that result in periodic fluctuations in the estimated fair value of our derivatives;

•	our expectation of the continued strength of our quarterly fee income, moderate increases in our provision for credit losses and somewhat lower derivative fair value losses, as interest rates have generally trended up since the end of 2005 and remain at overall higher levels;

•	our expectation of a reduction in our net interest income and net interest yield in 2006 as a result of the decrease in the volume of our interest-earning assets and the decline in the spread between the average yield on these assets and our borrowing costs that we began experiencing at the end of 2004;

•	our expectation that net interest income will fluctuate based on changes in interest rates and changes in the amount and composition of our interest-earning assets and interest-bearing liabilities;

•	our expectation that unrealized gains and losses on trading securities will fluctuate each period with changes in volumes, interest rates and market prices;

•	our belief that the continued upward trend in interest rates during 2006, which caused a further decline in the fair value of our mortgage-related securities, is likely to result in our recognition of material other-than-temporary impairment charges in 2006 for impaired securities that we have identified for possible sale or that we sold prior to recovery of the impairment;

•	our intent to hold certain temporarily impaired securities until recovery;

•	our expectation that in normal market conditions, our selling activity will represent a modest portion of the total changes in the total portfolio for the year;

•	our expectation that tax credits and net operating losses resulting from our investments in LIHTC partnerships, which reduce our federal income tax liability, will grow in the future, and that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the entire tax benefit;

•	our intent to use the remainder of unused tax credits received in 2005 to reduce our income tax liability in future years;

•	our intent to continue to invest in LIHTC partnerships, and our expectation that our increased investments in LIHTC partnerships in 2006 will generate additional net operating losses and tax credits in the future;

•	our belief that the guaranty fee income generated from future business activity will largely replace any guaranty fee income lost as a result of mortgage prepayments;

•	our expectation that loans that permit a borrower to defer principal or interest payments, such as negative-amortizing and interest-only loans, will default more often than traditional mortgage loans;

•	our current belief that we do not have credit concerns on multifamily properties related to the Gulf Coast Hurricanes Katrina and Rita;

•	our belief that our credit exposure to the subprime mortgage loans underlying the private-label mortgage-related securities in our portfolio is limited because we have focused our purchases on the highest-rated tranches of these securities to date;

•	our belief that our credit losses will increase and serious delinquencies may trend upward, as a result of the sharp decline in the rate of home price appreciation during 2006 and the possibility of home price declines in 2007;

•	our expectation of increasing foreclosure and REO incidence and credit losses in the Midwestern states, in light of the continued weakness of economic fundamentals, such as employment levels and lack of home price appreciation;

•	our expectation that our short-term and long-term funding needs and uses of cash in 2007 and 2008 will remain generally consistent with our needs during 2005 and 2006;

•	our expectation that, over the long term, our funding needs and sources of liquidity will remain relatively consistent with current needs and sources;

•	our belief that we continue to meet our regulatory capital requirements;

•	our intent to consider an increase in our issuance of debt in future years if we decide to increase our purchase of mortgage assets following the modification or expiration of the current limitation on the size of our mortgage portfolio;

•	our expectation that the outcome of the current Financial Accounting Standards Board (“FASB”) assessment of what activities a QSPE may perform might affect the entities we consolidate in future periods;

•	our belief that the measures that we have implemented to remediate the material weaknesses in internal control over financial reporting have had a material impact on our internal control over financial reporting since December 31, 2004;

•	our expectation that there will not be any change in our ability to borrow funds through the issuance of debt securities in the capital markets in the foreseeable future;

•	our expectation that our internal control environment will continue to be modified and enhanced in order to enable us to file periodic reports with the SEC on a current basis in the future;

•	our intention to continue to make significant adjustments to our mortgage loan sourcing and purchase strategies in an effort to meet HUD’s increased housing goals and subgoals;

•	our belief that we achieved all of our housing goals for 2006, and that we are making progress toward our 2007 housing goals and subgoals;

•	our intent that, in the event that we were required to make payments under Fannie Mae MBS guaranties, we would pursue recovery of these payments by exercising our rights to the collateral backing the underlying loans or through available credit enhancements (which includes all recourse with third parties and mortgage insurance);

•	our expectation that we will experience periodic fluctuations in the estimated fair value of our net assets due to our business activity and changes in market conditions, including changes in interest rates, changes in relative spreads between our mortgage assets and debt, and changes in implied volatility;

•	our expectation that changes in implied volatility, and relative changes between mortgage OAS and debt OAS are the market conditions that will have the most significant impact on the fair value of our net assets;

•	our expectation that the reduction in the size of our mortgage portfolio and higher administrative expenses will continue to negatively impact our earnings in 2006 and 2007;

•	our belief that we have defenses to the claims in the lawsuits pending against us and our intention to defend these lawsuits vigorously;

•	our intention to continue to work on improving our internal controls and procedures relating to the management of operational risk; and

•	descriptions of assumptions underlying or relating to any of the foregoing.

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

“Alt-A mortgage” generally refers to a loan underwritten with lower or alternative documentation than a full documentation mortgage loan and may include other alternative product features. As a result, Alt-A mortgage loans generally have a higher risk of default than full documentation mortgage loans.

“ARM” or “adjustable-rate mortgage” refers to a mortgage loan with an interest rate that adjusts periodically over the life of the mortgage based on changes in a specified index.

“Business volume” or “new business acquisitions” refers to the sum in any given period of the unpaid principal balance of: (1) the mortgage loans and mortgage-related securities we purchase for our investment portfolio; and (2) the mortgage loans we securitize into Fannie Mae MBS that are acquired by third parties. It excludes mortgage loans we securitize from our portfolio.

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

“Core capital” refers to a statutory measure of our capital that is the sum of the stated value of our outstanding common stock (common stock less treasury stock), the stated value of our outstanding non-cumulative perpetual preferred stock, our paid-in capital and our retained earnings, as determined in accordance with GAAP.

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

“Duration” refers to the sensitivity of the value of a security to changes in interest rates. The duration of a financial instrument is the expected percentage change in its value in the event of a change in interest rates of 100 basis points.

“Fannie Mae mortgage-backed securities” or “Fannie Mae MBS” generally refer to those mortgage-related securities that we issue and with respect to which we guarantee to the related trusts that we will supplement amounts received by the MBS trust as required to permit timely payment of principal and interest on the related Fannie Mae MBS. We also issue some forms of mortgage-related securities for which we do not provide this guaranty. The term “Fannie Mae MBS” refers to all forms of mortgage-related securities that we issue, including single-class Fannie Mae MBS and multi-class Fannie Mae MBS.

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

“Interest-only loan” refers to a mortgage loan that allows the borrower to pay only the monthly interest due, and none of the principal, for a fixed term. After the end of that term the borrower can choose to refinance, pay the principal balance in a lump sum, or begin paying the monthly scheduled principal due on the loan, which results in a higher monthly payment at that time. Interest-only loans can be adjustable-rate or fixed-rate mortgage loans.

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

“Mortgage credit book of business” or “book of business” refers to the sum of the unpaid principal balance of: (1) the mortgage loans we hold in our investment portfolio; (2) the Fannie Mae MBS and non-Fannie Mae mortgage-related securities we hold in our investment portfolio; (3) Fannie Mae MBS that are held by third parties; and (4) credit enhancements that we provide on mortgage assets.

“Mortgage-related securities” or “mortgage-backed securities” refer generally to securities that represent beneficial interests in pools of mortgage loans or other mortgage-related securities. These securities may be issued by Fannie Mae or by others.

“Multifamily” mortgage loan refers to a mortgage loan secured by a property containing five or more residential dwelling units.

“Multifamily business volume” refers to the sum in any given period of the unpaid principal balance of: (1) the multifamily mortgage loans we purchase for our investment portfolio; (2) the multifamily mortgage loans we securitize into Fannie Mae MBS; and (3) credit enhancements that we provide on our multifamily mortgage assets.

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

“Net mortgage portfolio assets” refers to the unpaid principal balance of our mortgage assets, net of market valuation adjustments, impairments, allowance for loan losses, and amortized premiums and discounts.

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

“Option-adjusted spread” or “OAS” refers to the incremental expected return between a security, loan or derivative contract and a benchmark yield curve (typically, U.S. Treasury securities, LIBOR and swaps, or agency debt securities). The OAS provides explicit consideration of the variability in the security’s cash flows across multiple interest rate scenarios resulting from any options embedded in the security, such as prepayment options. For example, the OAS of a mortgage that can be prepaid by the homeowner without penalty is typically lower than a nominal yield spread to the same benchmark because the OAS reflects the exercise of the prepayment option by the homeowner, which lowers the expected return of the mortgage investor. In other words, OAS for mortgage loans is a risk-adjusted spread after consideration of the prepayment risk in mortgage loans. The market convention for mortgages is typically to quote their OAS to swaps. The OAS of our debt and derivative instruments are also frequently quoted to swaps. The OAS of our net mortgage assets is therefore the combination of these two spreads to swaps and is the option-adjusted spread between our assets and our funding and hedging instruments.

“Outstanding Fannie Mae MBS” refers to the total unpaid principal balance of Fannie Mae MBS that is held by third-party investors and held in our mortgage portfolio.

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

“Single-family business volume” refers to the sum in any given period of the unpaid principal balance of: (1) the single-family mortgage loans that we purchase for our investment portfolio; and (2) the single-family mortgage loans that we securitize into Fannie Mae MBS.

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

“Subprime mortgage” generally refers to a mortgage loan made to a borrower with a weaker credit profile than that of a prime borrower. As a result of the weaker credit profile, subprime borrowers have a higher likelihood of default than prime borrowers. Subprime mortgage loans are often originated by lenders specializing in this type of business, using processes unique to subprime loans. In reporting our subprime exposure, we have classified mortgage loans as subprime if the mortgage loans are originated by one of these specialty lenders or, for the original or resecuritized private-label, mortgage-related securities that we hold in our portfolio, if the securities were labeled as subprime when sold.

“Swaptions” refers to options on interest rate swaps in the form of contracts granting an option to one party and creating a corresponding commitment from the counterparty to enter into specified interest rate swaps in the future. Swaptions are usually traded in the over-the-counter market and not through an exchange.

“Total capital” refers to a statutory measure of our capital that is the sum of core capital plus the total allowance for loan losses and reserve for guaranty losses in connection with Fannie Mae MBS, less the specific loss allowance (that is, the allowance required on individually-impaired loans).

“Yield curve” or “shape of the yield curve” refers to a graph showing the relationship between the yields on bonds of the same credit quality with different maturities. For example, a “normal” or positive sloping yield curve exists when long-term bonds have higher yields than short-term bonds. A “flat” yield curve exists when yields are relatively the same for short-term and long-term bonds. A “steep” yield curve exists when yields on long-term bonds are significantly higher than on short-term bonds. An “inverted” yield curve exists when yields on long-term bonds are lower than yields on short-term bonds.

Item 1A.	Risk Factors

This section identifies specific risks that should be considered carefully in evaluating our business. The risks described in “Company Risks” are specific to us and our business, while those described in “Risks Relating to Our Industry” relate to the industry in which we operate. Any of these risks could adversely affect our business, results of operations, cash flow or financial condition. Although we believe that these risks represent the material risks relevant to us, our business and our industry, new material risks may emerge that we are currently unable to predict. As a result, this description of the risks that affect our business and our industry is not exhaustive. The risks discussed below could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

COMPANY RISKS

Competition in the mortgage and financial services industries, and the need to develop, enhance and implement strategies to adapt to changing trends in the mortgage industry and capital markets, may adversely affect our business and earnings.

Increasing Competition.  We compete to acquire mortgage loans for our mortgage portfolio or for securitization based on a number of factors, including our speed and reliability in closing transactions, our products and services, the liquidity of Fannie Mae MBS, our reputation and our pricing. We face increasing competition in the secondary mortgage market from other GSEs and from large commercial banks, savings and loan institutions, securities dealers, investment funds, insurance companies and other financial institutions. In addition, increasing consolidation within the financial services industry has created larger private financial institutions, which has increased pricing pressure. The recent decreased rate of growth in U.S. residential mortgage debt outstanding in 2006 and 2007 also has increased competition in the secondary mortgage market by decreasing the number of new mortgage loans available for purchase. This increased competition may adversely affect our business and earnings.

Potential Decrease in Earnings Resulting from Changes in Industry Trends.  The manner in which we compete and the products for which we compete are affected by changing trends in our industry. If we do not effectively respond to these trends, or if our strategies to respond to these trends are not as successful as our prior business strategies, our business, earnings and total returns could be adversely affected. For example, in recent years, an increasing proportion of single-family mortgage loan originations has consisted of non-traditional mortgages such as interest-only mortgages, negative-amortizing mortgages and subprime mortgages, while demand for traditional 30-year fixed-rate mortgages, which represents the largest portion of our business volume, has decreased. We did not participate in large amounts of these non-traditional mortgages in 2004, 2005 and 2006 because we determined that the pricing of these mortgages often offered insufficient compensation for the additional credit risk associated with these mortgages. These trends and our decision not to participate in large amounts of these non-traditional mortgages contributed to a significant loss in our share of new single-family mortgage-related securities issuances to private-label issuers during this period, with our market share decreasing from 45.0% in 2003 to 29.2% in 2004, 23.5% in 2005 and 23.7% in 2006.

We have modified and enhanced a number of our strategies as part of our ongoing efforts to adapt to recent changes in the industry. For example, our Capital Markets group focused on buying and holding mortgage assets to maturity prior to 2005. Beginning in 2005, however, in response to both our capital plan requirements and market conditions at that time, our Capital Markets group engaged in more active management of our portfolio as we continued to purchase and hold assets but also began to look for appropriate opportunities to sell mortgage assets and accelerate our realization of spread income, with the dual goals of supporting our chartered purpose of providing liquidity to the secondary mortgage market and maximizing long-term total returns, subject to various constraints on our purchases and sales of mortgage assets, as discussed in more detail below. In addition, we have been working with our lender customers to support a broad range of mortgage products, including subprime products, while closely monitoring credit risk and pricing dynamics across the full spectrum of mortgage product types.

We may not be able to execute successfully any new or enhanced strategies that we adopt. For example, the ability of our Capital Markets group to maximize long-term total returns from its investment activities is constrained by the limitation on the size of our portfolio under the OFHEO consent order; our risk parameters; operational limitations, including limitations relating to our current operating systems; regulatory limitations; and our intent to hold certain temporarily impaired assets until recovery and achieve certain tax consequences. In addition, our strategies, even if fully implemented, may not increase our share of the secondary mortgage market, our revenues or our total returns. A description of our method for assessing available-for-sale securities for other-than-temporary impairment is described in more detail in “Item 7—MD&A—Consolidated Results of Operations—Investment Losses, Net.”

Material weaknesses and other control deficiencies relating to our internal controls could result in errors in our reported results and could have a material adverse effect on our operations, investor confidence in our business and the trading prices of our securities.

Management’s assessment of our internal control over financial reporting as of December 31, 2005 identified several material weaknesses in our internal control over financial reporting. As described in “Item 9A—Controls and Procedures—Remediation Activities and Changes in Internal Control Over Financial Reporting,” we have not remediated material weaknesses in our financial reporting process, access controls for information technology applications and infrastructure, pricing controls, and multifamily lender loss sharing modifications. Until they are remediated, these material weaknesses could lead to errors in our reported financial results and could have a material adverse effect on our operations, investor confidence in our business and the trading prices of our securities. In addition, we have not filed our 2006 Form 10-K and we are not able at this time to file our periodic reports with the SEC on a timely basis. We believe that we will not have remediated the material weakness relating to our disclosure controls and procedures until we are able to file required reports with the SEC and the NYSE on a timely basis.

In the future, we may identify further material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date. In addition, we cannot be certain that we will be able to maintain adequate controls over our financial processes and reporting in the future.

The lack of current financial and operating information about the company, along with the restatement of our consolidated financial statements and related events, have had, and likely will continue to have, a material adverse effect on our business and reputation.

We have become subject to several significant risks since our announcement in December 2004 that we would restate our previously filed consolidated financial statements. The 2004 Form 10-K that we filed in December 2006, which included restated consolidated financial statements for the years ended December 31, 2003 and 2002, was our first periodic report for periods after June 30, 2004. Our need to restate our historical financial statements and the delay in producing both restated and more current consolidated financial statements has resulted in several risks to our business, as discussed in the following paragraphs.

Risks Relating to Lack of Current Information about our Business.  Material information about our current operating results and financial condition is unavailable because of the delay in filing our periodic financial reports for periods after December 31, 2005 with the SEC. As a result, investors do not have access to full information about the current state of our business. When this information becomes available to investors, it may result in an adverse effect on the trading price of our common stock.

Risks Relating to Suspension and Delisting of Our Securities from the NYSE.  The delay in filing our 2006 Form 10-K with the SEC could cause the NYSE to commence suspension and delisting proceedings of our common stock. Pursuant to the NYSE’s rules, if we do not file our 2006 Form 10-K by February 29, 2008 (twelve months after its due date), the NYSE will be required to commence suspension and delisting proceedings of our listed securities. If the NYSE were to delist our common stock it likely would result in a significant decline in the trading price, trading volume and liquidity of our common stock and the seven series of our preferred stock currently listed on the NYSE. In addition, we expect that the suspension and delisting of our common stock would be likely to lead to decreases in analyst coverage and market-making activity relating to our common stock, as well as reduced information about trading prices and volume.

Risks Associated with Pending Civil Litigation.  We are subject to pending civil litigation that, if decided against us, could require us to pay substantial judgments or settlement amounts or provide for other relief, as discussed in “Item 3—Legal Proceedings.”

Reputational Risks and Other Risks Relating to Negative Publicity.  We have been subject to continuing negative publicity as a result of our recent restatement of prior period financial statements and related problems, which we believe has contributed to significant declines in the price of our common stock. Continuing negative publicity could increase our cost of funds and also could adversely affect our customer relationships and the trading price of our stock. Negative publicity associated with our accounting restatement and related problems also has resulted in increased regulatory and legislative scrutiny of our business.

Decrease in Common Stock Dividends and Limitation on Our Ability to Increase Our Dividend Payments.  In January 2005, in an effort to accelerate our achievement of a 30% capital surplus over our minimum capital requirement as required by OFHEO, we reduced our previous quarterly common stock dividend rate by 50%, from $0.52 per share to $0.26 per share. Under our May 2006 consent order with OFHEO, we are required to continue to operate under the capital restoration plan that OFHEO approved in February 2005. Our consent order with OFHEO also requires us to provide OFHEO with prior notice of any planned dividend and a description of the rationale for its payment. In addition, our Board of Directors is not permitted to increase the dividend at any time if payment of the increased dividend would reduce our capital surplus to less than 30% above our minimum capital requirement. In December 2006, the Board of Directors increased the common stock dividend to $0.40 per share and on May 1, 2007 increased the dividend to $0.50 per share.

We are subject to credit risk relating to the mortgage loans that we purchase or that back our Fannie Mae MBS, and any resulting delinquencies and credit losses could adversely affect our financial condition and results of operations.

Borrowers of mortgage loans that we purchase or that back our Fannie Mae MBS may fail to make the required payments of principal and interest on those loans, exposing us to the risk of credit losses. In addition, due to the current competitive dynamics of the mortgage market, we have recently increased our purchase and securitization of loans that pose a higher credit risk, such as negative-amortizing loans, interest-only loans and subprime mortgage loans. We also have increased the proportion of reduced documentation loans that we purchase or that back our Fannie Mae MBS.

For example, negative-amortizing adjustable-rate mortgages (“ARMs”) represented approximately 3% of our conventional single-family business volume in both 2005 and 2006. Interest-only ARMs represented approximately 9% of our conventional single-family business volume in both 2005 and 2006. We estimate that negative-amortizing ARMs and interest-only ARMs together represented approximately 6% of our conventional single-family mortgage credit book of business as of December 31, 2005 and 2006. We also estimate that subprime loans represented approximately 2.2% of our single-family mortgage credit book of business as of December 31, 2006, of which approximately 0.2% consisted of subprime mortgage loans or structured Fannie Mae MBS backed by subprime mortgage loans and approximately 2% consisted of private-label mortgage-related securities backed by subprime mortgage loans and, to a lesser extent, resecuritizations of private-label mortgage-related securities backed by subprime mortgage loans.

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

Changes in interest rates could have a material adverse effect on our financial condition and our earnings.

We fund our operations primarily through the issuance of debt and invest our funds primarily in mortgage-related assets that permit the mortgage borrowers to prepay the mortgages at any time. These business activities expose us to market risk, which is the risk of loss from adverse changes in market conditions. Our most significant market risks are interest rate risk and option-adjusted spread risk. Interest rate risk is the risk of changes in our long-term earnings or in the value of our net assets due to changes in interest rates. Changes in interest rates affect both the value of our mortgage assets and prepayment rates on our mortgage loans. Changes in interest rates could have a material adverse impact on our business results and financial condition, including asset impairments or losses on assets sold, particularly if actual conditions differ significantly from our expectations.

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

Option-adjusted spread risk is the risk that the option-adjusted spreads on our mortgage assets relative to those on our funding and hedging instruments (referred to as the OAS of our net assets) may increase or decrease. These increases or decreases may be a result of market supply and demand dynamics, including credit pricing basis risk between our assets and swaps and between swaps and our funding and hedging instruments. A widening of the OAS of our net mortgage assets typically causes a decline in the fair value of the company. A narrowing of the OAS of our net mortgage assets will reduce our opportunities to acquire mortgage assets and therefore could have a material adverse effect on our future earnings and financial condition. We do not attempt to actively manage or hedge the impact of changes in the OAS of our net mortgage assets after we purchase mortgage assets except through asset monitoring and disposition.

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

The issuance of short-term and long-term debt securities in the domestic and international capital markets is our primary source of funding for purchasing assets for our mortgage portfolio and repaying or refinancing our existing debt. Moreover, our primary source of revenue is the net interest income we earn from the difference, or spread, between our borrowing costs and the return that we receive on our mortgage assets. Our ability to obtain funds through the issuance of debt, and the cost at which we are able to obtain these funds, depends on many factors, including:

•	our corporate and regulatory structure, including our status as a GSE;

•	legislative or regulatory actions relating to our business, including any actions that would affect our GSE status;

•	rating agency actions relating to our credit ratings;

•	our financial results and changes in our financial condition;

•	significant events relating to our business or industry;

•	the public’s perception of the risks to and financial prospects of our business or industry;

•	the preferences of debt investors;

•	the breadth of our investor base;

•	prevailing conditions in the capital markets;

•	foreign exchange rates;

•	interest rate fluctuations; and

•	general economic conditions in the United States and abroad.

In addition, the other GSEs, such as Freddie Mac and the Federal Home Loan Banks, also issue significant amounts of AAA-rated agency debt to fund their operations, which may negatively affect the prices we are able to obtain for these securities.

Approximately 49.1% of the Benchmark Notes we issued in 2006 were purchased by non-U.S. investors, including both private institutions and non-U.S. governments and government agencies. Accordingly, a significant reduction in the purchase of our debt securities by non-U.S. investors could have a material adverse effect on both the amount of debt securities we are able to issue and the price we are able to obtain for these securities. Many of the factors that affect the amount of our securities that foreign investors purchase, including economic downturns in the countries where these investors are located, currency exchange rates and changes in domestic or foreign fiscal or monetary policies, are outside our control.

If we are unable to issue debt securities at attractive rates in amounts sufficient to operate our business and meet our obligations, it would have a material adverse effect on our liquidity, financial condition and results of operations. A description of how we obtain funding for our business by issuing debt securities in the capital markets is contained in “Item 7—MD&A—Liquidity and Capital Management—Liquidity—Debt Funding.” For a description of how we manage liquidity risk, see ”Item 7—MD&A—Liquidity and Capital Management—Liquidity—Liquidity Risk Management.”

On June 13, 2006, the U.S. Department of the Treasury announced that it would undertake a review of its process for approving our issuances of debt, which could adversely impact our flexibility in issuing debt securities in the future. We cannot predict whether the outcome of this review will materially impact our current business activities.

A decrease in our current credit ratings would have an adverse effect on our ability to issue debt on acceptable terms, which would adversely affect our liquidity and our results of operations.

Our borrowing costs and our broad access to the debt capital markets depend in large part on our high credit ratings. Our senior unsecured debt currently has the highest credit rating available from Moody’s Investors Service (“Moody’s”), Standard & Poor’s, a division of The McGraw-Hill Companies (“Standard & Poor’s”), and Fitch Ratings (“Fitch”). These ratings are subject to revision or withdrawal at any time by the rating agencies. Any reduction in our credit ratings could increase our borrowing costs, limit our access to the capital markets and trigger additional collateral requirements in derivative contracts and other borrowing arrangements. A substantial reduction in our credit ratings would reduce our earnings and materially adversely affect our liquidity, our ability to conduct our normal business operations and our competitive position. A description of our credit ratings and current ratings outlook is included in “Item 7—MD&A—Liquidity and Capital Management—Liquidity—Credit Ratings and Risk Ratings.”

We depend on our institutional counterparties to provide services that are critical to our business, and our financial condition and results of operations may be adversely affected by defaults by our institutional counterparties.

We face the risk that our institutional counterparties may fail to fulfill their contractual obligations to us. Our primary exposure to institutional counterparty risk is with our mortgage insurers, mortgage servicers, depository institutions, lender customers, dealers that commit to sell mortgage pools or loans to us, issuers of investments held in our liquid investment portfolio, and derivatives counterparties. The products or services that these counterparties provide are critical to our business operations and a default by a counterparty with significant obligations to us could adversely affect our financial condition and results of operations. A discussion of how we manage institutional counterparty credit risk is included in “Item 7—MD&A—Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management.”

Mortgage Insurers.  Mortgage insurers may provide primary mortgage insurance or pool mortgage insurance. Primary mortgage insurance is insurance on an individual loan, while pool mortgage insurance is insurance that applies to a defined group of loans. A mortgage insurer could fail to fulfill its obligation to reimburse us for claims under our mortgage insurance policies, which would require us to bear the full loss of the borrower default on the mortgage loans. As of December 31, 2005, we were the beneficiary of primary mortgage insurance coverage on $263.1 billion, and the beneficiary of pool mortgage insurance coverage on $71.7 billion, of single-family loans, including conventional and government loans, held in our portfolio or underlying Fannie Mae MBS, which represented approximately 13% and 4%, respectively, of our single-family mortgage credit book of business.

Mortgage Servicers.  One or more of our mortgage servicers could fail to fulfill its mortgage loan servicing obligations, which include collecting payments from borrowers under the mortgage loans that we own or that back our Fannie Mae MBS, paying taxes and insurance on the properties secured by the mortgage loans, monitoring and reporting loan delinquencies, and repurchasing any loans that are subsequently found to have not met our underwriting criteria. In that event, we could incur credit losses associated with loan delinquencies or penalties for late payment of taxes and insurance on the properties that secure the mortgage loans serviced by that mortgage servicer. In addition, we likely would be forced to incur the costs necessary to replace the defaulting mortgage servicer. These events would result in a decrease in our net income. As of December 31, 2005, our ten largest single-family mortgage servicers serviced 72% of our single-family mortgage credit book of business, and Countrywide Financial Corporation, which is our largest single-family mortgage servicer, serviced 22% of the single-family mortgage credit book of business. Accordingly, the effect of a default by any one of these servicers could result in a more significant decrease in our net income than if our loans were serviced by a more diverse group of servicers.

Lender Risk-Sharing Agreements.  We enter into risk-sharing agreements with some of our lender customers that require them to reimburse us for losses under the loans that are the subject of those agreements. A lender’s default in its obligation to reimburse us could decrease our net income.

Custodial Depository Institutions.  In connection with our mortgage servicers’ obligations to collect funds from borrowers and make payments to us relating to the properties securing the mortgage loans, the servicers deposit borrower payments in a depository institution that the servicer selects. In the event that one or more of these depository institutions becomes insolvent, or if the funds it holds become subject to claims of the institution’s creditors, both we and the servicer may be unable to access the funds held by the depository institution. In that event, we would be unable to make required payments to holders of Fannie Mae MBS using the funds that are owed to us but in the possession of the depository institution and instead would be required to use other funds or funding sources to makes the required payments. The need to fund required payments from alternative sources could have an adverse effect on our net income, depending on the amount involved and when and whether we are able to regain possession of the amounts held by the depository institution.

Agreements with Dealers and Mortgage Originators and Investors.  We enter into agreements with dealers under which they commit to deliver pools of mortgages to us at an agreed-upon date and price. We commit to sell Fannie Mae MBS based in part on these commitments. If a dealer defaults in its commitment obligation, it could cause us to default in our obligation to deliver the Fannie Mae MBS on our commitment date or may force us to replace the loans at a higher cost in order to meet our commitment. Similarly, we enter into agreements with mortgage originators and mortgage investors to purchase or sell mortgage loans or mortgage-related securities. If the originator or investor fails to deliver mortgage assets or pay the fee otherwise required to fulfill its obligations under the agreement, we may be unable to sell or purchase equivalent mortgage loans or mortgage-related securities or to purchase or sell them on equally favorable terms, which would decrease or eliminate the profit or fees we expected to earn from the transaction.

Liquid Investment Portfolio Issuers.  The primary credit exposure associated with investments held in our liquid investment portfolio is that the issuers of these investments will not repay principal and interest in accordance with the contractual terms. The failure of these issuers to make these payments could have a material adverse effect on our business results.

Derivatives Counterparties.  If a derivatives counterparty defaults on payments due to us, we may need to enter into a replacement derivative contract with a different counterparty at a higher cost or we may be unable to obtain a replacement contract. As of December 31, 2005, we had 21 interest rate and foreign currency derivatives counterparties. Seven of these counterparties accounted for approximately 79% of the total outstanding notional amount of our derivatives contracts, and each of these seven counterparties accounted for between approximately 6% and 17% of the total outstanding notional amount. The insolvency of one of our largest derivatives counterparties combined with an adverse move in the market before we are able to transfer or replace the contracts could adversely affect our financial condition and results of operations. A discussion of how we manage the credit risk posed by our derivatives transactions and a detailed description of our derivatives credit exposure is contained in “Item 7—MD&A—Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Derivatives Counterparties.”

Our business faces significant operational risks and an operational failure could materially adversely affect our business.

Shortcomings or failures in our internal processes, people or systems could have a material adverse effect on our risk management, liquidity, financial condition and results of operations; disrupt our business; and result in legislative or regulatory intervention, damage to our reputation and liability to customers. For example, our business is dependent on our ability to manage and process, on a daily basis, a large number of transactions across numerous and diverse markets. These transactions are subject to various legal and regulatory standards. We rely on the ability of our employees and our internal financial, accounting, cash management, data processing and other operating systems, as well as technological systems operated by third parties, to process these transactions and to manage our business. As a result of events that are wholly or partially beyond our control, these employees or third parties could engage in improper or unauthorized actions, or these systems could fail to operate properly. In the event of a breakdown in the operation of our or a third party’s systems, or improper actions by employees or third parties, we could experience financial losses, business disruptions, legal and regulatory sanctions, and reputational damage.

Because we use a process of delegated underwriting for the single-family mortgage loans we purchase and securitize, we do not independently verify most borrower information that is provided to us. This exposes us to mortgage fraud risk, which is the risk that one or more of the parties involved in a transaction (the borrower, seller, broker, appraiser, title agent, lender or servicer) will misrepresent the facts about a mortgage loan. We may experience financial losses and reputational damage as a result of mortgage fraud.

In addition, our operations rely on the secure processing, storage and transmission of a large volume of private borrower information, such as names, residential addresses, social security numbers, credit rating data and other consumer financial information. Despite the protective measures we take to reduce the likelihood of information breaches, this information could be exposed in several ways, including through unauthorized access to our computer systems, employee error, computer viruses that attack our computer systems, software or networks, accidental delivery of information to an unauthorized party and loss of unencrypted media containing this information. Any of these events could result in significant financial losses, legal and regulatory sanctions, and reputational damage. A description of our risk management programs for mortgage fraud and information security is included in “Item 7—MD&A—Risk Management—Operational Risk Management.”

We have several key lender customers, and the loss of business volume from any one of these customers could adversely affect our business, market share and results of operations.

Our ability to generate revenue from the purchase and securitization of mortgage loans depends on our ability to acquire a steady flow of mortgage loans from the originators of those loans. We acquire a significant portion of our single-family mortgage loans from several large mortgage lenders. During 2005, our top five lender customers accounted for approximately 49% and 38% of our single-family and multifamily business volumes, respectively. In addition, during 2005, our largest lender customer accounted for approximately 25% of our single-family business volume and 10% of our multifamily business volume, respectively. Accordingly, maintaining our current business relationships and business volumes with our top lender customers is critical to our business. If any of our key lender customers significantly reduces the volume of mortgage loans that the lender delivers to us or that we are willing to buy from them, we could lose significant business volume that we might be unable to replace. The loss of business from any one of our key lender customers could adversely affect our business, market share and results of operations. In addition, a significant reduction in the volume of mortgage loans that we securitize could reduce the liquidity of Fannie Mae MBS, which in turn could have an adverse effect on their market value.

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

Regulation by OFHEO.  OFHEO has broad authority to regulate our operations and management in order to ensure our financial safety and soundness. For example, to meet our capital plan requirements in 2005, we were required to make significant changes to our business in 2005, including reducing the size of our mortgage portfolio by approximately 20% and reducing our quarterly common stock dividend by 50%. Pursuant to our May 2006 consent order with OFHEO, we may not increase our net mortgage portfolio assets above $727.75 billion, except in limited circumstances at OFHEO’s discretion. This reduction in the size of our mortgage portfolio contributed to a significant reduction in our net interest income for the year ended December 31, 2005, as compared to the years ended December 31, 2004 and 2003. In addition, we have incurred significant administrative expenses in connection with complying with our remediation obligations, resulting in a reduction in our earnings for the year ended December 31, 2005, as compared to the years ended December 31, 2004 and 2003. We expect this reduction in the size of our mortgage portfolio and higher administrative expenses to continue to have a negative impact on our earnings in 2006 and 2007. If we fail to comply with any of our agreements with OFHEO or with any OFHEO regulation, we may incur penalties and could be subject to further restrictions on our activities and operations, or to investigation and enforcement actions by OFHEO.

Regulation by HUD and Charter Act Limitations.  HUD supervises our compliance with the Charter Act, which defines our permissible business activities. For example, our business is limited to the U.S. housing finance sector and we may not purchase loans in excess of our conforming loan limits, which are currently

$417,000 for a one-family mortgage loan in most geographic regions and may be lower after 2007. As a result of these limitations on our ability to diversify our operations, our financial condition and earnings depend almost entirely on conditions in a single sector of the U.S. economy, specifically, the U.S. housing market. Our substantial reliance on conditions in the U.S. housing market may adversely affect the investment returns we are able to generate. In addition, the Secretary of HUD must approve any new Fannie Mae conventional mortgage program that is significantly different from those approved or engaged in prior to the enactment of the 1992 Act. As a result, we have only limited ability to respond quickly to changes in market conditions by offering new programs in response to these changes. These restrictions on our business operations may negatively affect our ability to compete successfully with other companies in the mortgage industry from time to time, which in turn may adversely affect our market share, our earnings and our financial condition. As described below under “To meet HUD’s new housing goals and subgoals, we enter into transactions that may reduce our profitability,” we are also subject to housing goals established by HUD, which require that a specified portion of our business relate to the purchase or securitization of mortgages for low- and moderate-income housing, underserved areas and special affordable housing. Meeting these goals may adversely affect our profitability.

Legislative Proposals.  The U.S. Congress continues to consider legislation that, if enacted, could materially restrict our operations and adversely affect our business and our earnings. On March 29, 2007, the House Financial Services Committee approved a bill that would establish a new, independent regulator for us and the other GSEs, with broad authority over both safety and soundness and mission. The bill, if enacted into law, would affect us in significant ways, including:

•	authorizing the regulator to limit the size and composition of our mortgage investment portfolio;

•	authorizing the regulator to increase the level of our required capital;

•	changing the approval process for products and activities and expanding the extent of regulatory oversight of us and our officers, directors and employees;

•	changing the method for enforcing compliance with housing goals; and

•	authorizing, and in some instances requiring, the appointment of a receiver if we become critically undercapitalized.

In addition, the House bill would require us and Freddie Mac to contribute an amount equal to 1.2 basis points of our average total mortgage portfolios (including whole loans and securitized obligations, whether held in portfolio or sold in any form) to a fund to support affordable housing. Unlike the bill that passed the House in October 2005, the new bill would require annual contributions to the fund regardless of the amount of profit, if any, that we or Freddie Mac generate during the preceding year. In addition, the fund would be managed by the new GSE regulator rather than by the GSEs.

As of the date of this filing, the only GSE reform bill that has been introduced in the Senate is S. 1100, co-sponsored by four Republican members of the Senate Committee on Banking, Housing, and Urban Affairs. This bill is substantially similar to a bill that was approved by the Committee in July 2005, and differs from the House bill in a number of respects. It is expected that the Democratic Chairman of the Committee will bring his own version of GSE reform legislation to the Committee, but the timing is uncertain. Further, we cannot predict the content of any Senate bill that may be introduced or its prospects for Committee approval or passage by the full Senate.

Enactment of GSE legislation similar to these bills could significantly increase the costs of our compliance with regulatory requirements and limit our ability to compete effectively in the market, resulting in a material adverse effect on our business and earnings, our ability to fulfill our mission, and our ability to recruit and retain qualified officers and directors. We cannot predict the prospects for the enactment, timing or content of any legislation in the 110th Congress, the form any enacted legislation might take, or its impact on our financial condition or results of operations.

Changes in Existing Regulations or Regulatory Practices.  Our business and earnings could also be materially affected by changes in the regulation of our business made by any one or more of our existing regulators. A regulator may change its current process for regulating our business, change its current interpretations of our regulatory requirements or exercise regulatory authority over our business beyond current practices, and any of these changes could have a material adverse effect on our business and earnings. For example, in the late summer of 2006, HUD commenced a review of specified investments and holdings to determine whether our investment activities are consistent with our charter authority. We cannot predict the outcome of this review, which currently is ongoing, or whether HUD will seek to restrict our current business activities as a result of this or other reviews.

To meet HUD’s new housing goals and subgoals, we enter into transactions that may reduce our profitability.

HUD has established housing goals and subgoals for our business. HUD’s housing goals require that a specified portion of our business relate to the purchase or securitization of mortgage loans that finance housing for low- and moderate-income households, housing in underserved areas and qualified housing under the definition of special affordable housing. HUD has increased our housing goals for 2005 through 2008, and has created new purchase money mortgage subgoals effective beginning in 2005 that also increase over the 2005 to 2008 period. These changes in our housing goals and subgoals, together with increases in home prices and a decrease in our share of the secondary mortgage market in recent years, have made it increasingly challenging to meet our housing goals and subgoals.

As a result, meeting the increased housing goals and subgoals established by HUD for 2007 and future years may reduce our profitability. In order to obtain business that contributes to our new housing goals and subgoals, we have made, and continue to make, significant adjustments to our mortgage loan sourcing and purchase strategies. These strategies include entering into some purchase and securitization transactions with lower expected economic returns than our typical transactions. We have also relaxed some of our underwriting criteria to obtain goals-qualifying mortgage loans and increased our investments in higher-risk mortgage loan products that are more likely to serve the borrowers targeted by HUD’s goals and subgoals, which could increase our credit losses.

The specific housing goals and subgoals levels for 2005 through 2008, as well as our performance against these goals in 2005 and 2006, are described in “Item 1—Business—Our Charter and Regulation of Our Activities—Regulation and Oversight of Our Activities—HUD Regulation—Housing Goals.” Several of HUD’s housing goals and subgoals increase in 2007. Accordingly, it is possible that we may not meet one or more of our 2007 housing goals or subgoals. Meeting the higher subgoals for 2007 is particularly challenging because increased home prices and higher interest rates have reduced housing affordability during the past several years. Since HUD set the home purchase subgoals in 2004, the affordable housing markets have experienced a dramatic change. Home Mortgage Disclosure Act data released in 2006 show that the share of the primary mortgage market serving low- and moderate-income borrowers declined in 2005, reducing our ability to purchase and securitize mortgage loans that meet the HUD subgoals. If our efforts to meet the new housing goals and subgoals in 2007 and future years prove to be insufficient, we may need to take additional steps that could have an adverse effect on our profitability.

In many cases, our accounting policies and methods, which are fundamental to how we report our financial condition and results of operations, require management to make estimates and rely on the use of models about matters that are inherently uncertain.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in applying many of these accounting policies and methods so that these policies and methods comply with U.S. generally accepted accounting principles (“GAAP”) and reflect management’s judgment of the most appropriate manner to report our financial condition and results of operations. In some cases, management must select the appropriate accounting policy or method from two or more alternatives, any of which might be reasonable under the circumstances but might affect the amount of assets, liabilities, revenues and expenses that we report. See “Notes to Consolidated Financial Statements—Note 1, Summary of Significant Accounting Policies” for a description of our significant accounting policies.

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

The occurrence of a major natural disaster, terrorist attack or health epidemic in the United States could increase our delinquency rates and credit losses in the affected region or regions, which could have a material adverse effect on our financial condition and results of operations. For example, we experienced an increase in our delinquency rates and credit losses as a result of Hurricane Katrina. In addition, as of December 31, 2006, approximately 16% of the gross unpaid principal balance of the conventional single-family loans we held or securitized in Fannie Mae MBS and approximately 26% of the gross unpaid principal balance of the multifamily loans we held or securitized in Fannie Mae MBS were concentrated in California. Due to this geographic concentration in California, a major earthquake or other disaster in that state could lead to significant increases in delinquency rates and credit losses.

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

A number of lawsuits have been filed against us and certain of our current and former officers and directors relating to our accounting restatement. These suits are currently pending in the U.S. District Court for the District of Columbia and fall within three primary categories: a consolidated shareholder class action lawsuit, a consolidated shareholder derivative lawsuit and a consolidated Employee Retirement Income Security Act of 1974 (“ERISA”)-based class action lawsuit. We may be required to pay substantial judgments, settlements or other penalties and incur significant expenses in connection with the consolidated shareholder class action and consolidated ERISA-based class action, which could have a material adverse effect on our business, results of operations and cash flows. In addition, our current and former directors, officers and employees may be entitled to reimbursement for the costs and expenses of these lawsuits pursuant to our indemnification obligations with those persons. We are also a party to several other lawsuits that, if decided against us, could require us to pay substantial judgments, settlements or other penalties. These include a proposed class action lawsuit alleging violations of federal and state antitrust laws and state consumer protection laws in connection with the setting of our guaranty fees and a proposed class action lawsuit alleging that we violated purported fiduciary duties with respect to certain escrow accounts for FHA-insured multifamily mortgage loans. We are unable at this time to estimate our potential liability in these matters. We expect all of these lawsuits to be time-consuming, and they may divert management’s attention and resources from our ordinary business operations. More information regarding these lawsuits is included in “Item 3—Legal Proceedings” and “Notes to Consolidated Financial Statements—Note 19, Commitments and Contingencies.”

RISKS RELATING TO OUR INDUSTRY

Changes in general market and economic conditions in the United States and abroad may adversely affect our financial condition and results of operations.

Our financial condition and results of operations may be adversely affected by changes in general market and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, the value of the U.S. dollar as compared to foreign currencies, fluctuations in both the debt and equity capital markets, employment growth and unemployment rates and the strength of the U.S. national economy and local economies. These conditions are beyond our control, and may change suddenly and dramatically.

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

U.S. housing prices have risen significantly in recent years. As described above, this period of extraordinary home price appreciation may have ended. The rate of home price appreciation has slowed, and we believe that a modest decline in national home prices, on average, could occur in 2007. Declines in housing prices could result in increased delinquencies or defaults on the mortgage loans we own or that back our guaranteed Fannie Mae MBS. Further, a significant portion of mortgage loans made in recent years contain adjustable-rate terms in which the interest rates are likely to increase dramatically after an initial period in which the rates are fixed. A substantial number of these adjustable-rate mortgage loans are expected to reset in 2007 and 2008 and will require significant increases in monthly payments, which also could lead to increased delinquencies or defaults. In addition, the prevalence of loans made based on limited or no credit and income documentation also increases the likelihood of future increases in delinquencies or defaults on mortgage loans. An increase in delinquencies or defaults likely will result in a higher level of credit losses, which in turn will adversely affect our earnings. In addition, housing price declines would reduce the fair value of our mortgage assets.

Our business volume is affected by the rate of growth in total U.S. residential mortgage debt outstanding and the size of the U.S. residential mortgage market. Recently, the rate of growth in total U.S. residential mortgage debt outstanding has slowed, a trend that could be exacerbated if recent increases in delinquencies and defaults continue to reduce the number of mortgage lenders operating in the market. A decline in this growth rate reduces the number of mortgage loans available for us to purchase or securitize, which in turn could lead to a reduction in our net interest income and guaranty fee income.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own our principal office, which is located at 3900 Wisconsin Avenue, NW, Washington, DC, as well as additional Washington, DC facilities at 3939 Wisconsin Avenue, NW and 4250 Connecticut Avenue, NW. We also own two office facilities in Herndon, Virginia, as well as two additional facilities located in Reston, Virginia, and Urbana, Maryland. These owned facilities contain a total of approximately 1,460,000 square feet of space. We lease the land underlying the 4250 Connecticut Avenue building pursuant to a ground lease that automatically renews on July 1, 2029 for an additional 49 years unless we elect to terminate the lease by providing notice to the landlord of our decision to terminate at least one year prior to the automatic renewal date. In addition, we lease approximately 375,000 square feet of office space at 4000 Wisconsin Avenue, NW, which is adjacent to our principal office. The present lease for 4000 Wisconsin Avenue expires in 2008, and we have the option to extend the lease for up to 10 additional years, in 5-year increments. We also lease an additional approximately 470,000 square feet of office space at six locations in Washington, DC, suburban Virginia and Maryland. We maintain approximately 454,000 square feet of office space in leased premises in Pasadena, California; Atlanta, Georgia; Chicago, Illinois; Philadelphia, Pennsylvania; and Dallas, Texas. In addition, we lease offices for 60 Fannie Mae Community Business Centers and satellite offices around the United States, which work with cities, rural areas and underserved communities.

Item 3.	Legal Proceedings

This item describes the material legal proceedings, examinations and other matters that: (1) were pending as of December 31, 2005; (2) were terminated during the period from January 1, 2005 through the filing of this report; or (3) are pending as of the filing of this report. Thus, the description of a matter may include developments that occurred since December 31, 2005, as well as those that occurred during 2005. The matters include legal proceedings relating to the restatement of our consolidated financial statements, such as class action and individual securities lawsuits, shareholder derivative actions and governmental proceedings, class action lawsuits alleging antitrust violations and abuse of escrow accounts, and a lawsuit we filed against KPMG LLP, our former outside auditor.

As described below, a number of lawsuits have been filed against us and certain of our current and former officers and directors relating to the accounting matters discussed in our SEC filings and OFHEO’s interim and final reports, and in the report issued by the law firm of Paul, Weiss, Rifkind, Wharton & Garrison LLP (“Paul Weiss”) on the results of its independent investigation. These lawsuits currently are pending in the U.S. District Court for the District of Columbia and fall within three primary categories: (1) a consolidated shareholder class action, which includes cross-claims filed by KPMG, (2) a consolidated shareholder derivative lawsuit, and (3) a consolidated ERISA-based class action lawsuit. In addition, the Department of Labor is conducting a review of our Employee Stock Ownership Plan (“ESOP”).

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

Presently, we are also a defendant in a proposed class action lawsuit alleging violations of federal and state antitrust laws and state consumer protection laws in connection with the setting of our guaranty fees. In addition, we are a defendant in a proposed class action lawsuit alleging that we violated purported fiduciary duties with respect to certain escrow accounts for FHA-insured multifamily mortgage loans. We have also filed a lawsuit against our former auditor, KPMG LLP, asserting state law negligence and breach of contract claims related to certain audit and other services provided by KPMG.

We are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business. For example, we are involved in legal proceedings that arise in connection with properties acquired either through foreclosure on properties securing delinquent mortgage loans we own or through our receipt of deeds to those properties in lieu of foreclosure. Claims related to possible tort liability occur from time to time, primarily in the case of single-family REO property.

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

Litigation claims and proceedings of all types are subject to many factors that generally cannot be predicted accurately. For additional information on these proceedings, see “Notes to Consolidated Financial Statements—Note 19, Commitments and Contingencies.”

RESTATEMENT-RELATED MATTERS

Securities Class Action Lawsuits

In re Fannie Mae Securities Litigation

Beginning on September 23, 2004, 13 separate complaints were filed by holders of our securities against us, as well as certain of our former officers, in the U.S. District Court for the District of Columbia, the U.S. District Court for the Southern District of New York and the U.S. District Court for the Southern District of Ohio. The complaints in these lawsuits purport to have been made on behalf of a class of plaintiffs consisting of purchasers of Fannie Mae securities between April 17, 2001 and September 21, 2004. The complaints alleged that we and certain of our officers, including Franklin D. Raines, J. Timothy Howard and Leanne Spencer, made material misrepresentations and/or omissions of material facts in violation of the federal securities laws. Plaintiffs’ claims were based on findings contained in OFHEO’s September 2004 interim report regarding its findings to that date in its special examination of our accounting policies, practices and controls.

All of the cases were consolidated and/or transferred to the U.S. District Court for the District of Columbia. A consolidated complaint was filed on March 4, 2005 against us and former officers Franklin D. Raines, J. Timothy Howard and Leanne Spencer. The court entered an order naming the Ohio Public Employees Retirement System and State Teachers Retirement System of Ohio as lead plaintiffs. The consolidated complaint generally made the same allegations as the individually-filed complaints, which is that we and certain of our former officers made false and misleading statements in violation of the federal securities laws in connection with certain accounting policies and practices. More specifically, the consolidated complaint alleged that the defendants made materially false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5 promulgated thereunder, largely with respect to accounting statements that were inconsistent with the GAAP requirements relating to hedge accounting and the amortization of premiums and discounts. Plaintiffs contend that the alleged fraud resulted in artificially inflated prices for our common stock. Plaintiffs seek compensatory damages, attorneys’ fees, and other fees and costs. Discovery commenced in this action following the denial of the motions to dismiss filed by us and the former officer defendants on February 10, 2006.

On April 17, 2006, the plaintiffs in the consolidated class action filed an amended consolidated complaint against us and former officers Franklin D. Raines, J. Timothy Howard and Leanne Spencer, that added purchasers of publicly traded call options and sellers of publicly traded put options to the putative class and sought to extend the end of the putative class period from September 21, 2004 to September 27, 2005. We and the individual defendants filed motions to dismiss addressing the extended class period and the deficiency of the additional accounting allegations. On August 14, 2006, while those motions were still pending, the plaintiffs filed a second amended complaint adding KPMG LLP and Goldman, Sachs & Co., Inc. as additional defendants and adding allegations based on the May 2006 report issued by OFHEO and the February 2006 report issued by Paul Weiss. Our answer to the second amended complaint was filed on January 16, 2007. Plaintiffs filed a motion for class certification on May 17, 2006 and briefing on the motion was completed on March 12, 2007.

On April 16, 2007, KPMG filed cross-claims against us for breach of contract, fraudulent misrepresentation, fraudulent inducement, negligent misrepresentation, and contribution. KPMG is seeking unspecified compensatory, consequential, restitutionary, rescissory, and punitive damages, including purported damages related to injury to KPMG’s reputation, legal costs, exposure to legal liability, costs and expenses of responding to investigations related to our accounting, and lost fees. KPMG is also seeking attorneys’ fees, costs, and expenses. We believe we have defenses to these claims and intend to defend them vigorously.

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

On May 12, 2006, the individual securities plaintiffs voluntarily dismissed defendants Victor Ashe and Molly Bordonaro from both cases. On June 29, 2006 and then again on August 14 and 15, 2006, the individual securities plaintiffs filed first amended complaints and then second amended complaints seeking to address certain of the arguments made by the defendants in their original motions to dismiss and adding additional allegations regarding improper accounting practices. The second amended complaints each added Radian Group Inc. as a defendant. On August 17, 2006, we filed motions to dismiss certain claims and allegations of the individual securities plaintiffs’ second amended complaints, which motions are still pending. The individual plaintiffs seek to proceed independently of the potential class of shareholders in the consolidated shareholder class action, but the court has consolidated these cases as part of the consolidated shareholder class action for pretrial purposes and possibly through final judgment.

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

All of these individual actions have been consolidated into the U.S. District Court for the District of Columbia and the court entered an order naming Pirelli Armstrong Tire Corporation Retiree Medical Benefits Trust and Wayne County Employees’ Retirement System as co-lead plaintiffs. A consolidated complaint was filed on September 26, 2005. The consolidated complaint named the following current and former officers and directors as defendants: Franklin D. Raines, J. Timothy Howard, Thomas P. Gerrity, Frederick V. Malek, Joe K. Pickett, Anne M. Mulcahy, Daniel H. Mudd, Kenneth M. Duberstein, Stephen B. Ashley, Ann McLaughlin Korologos, Donald B. Marron, Leslie Rahl, H. Patrick Swygert and John K. Wulff.

When document production commenced in In re Fannie Mae Securities Litigation, we agreed to simultaneously provide our document production from that action to the plaintiffs in the shareholder derivative action.

All of the defendants filed motions to dismiss the action on December 14, 2005. These motions were fully briefed but not ruled upon. In the interim, the plaintiffs filed an amended complaint on September 1, 2006, thus mooting the previously filed motions to dismiss. Among other things, the amended complaint added Goldman Sachs Group Inc., Goldman, Sachs & Co., Inc., Lehman Brothers Inc. and Radian Insurance Inc. as defendants, added allegations concerning the nature of certain transactions between these entities and Fannie Mae, added additional allegations from OFHEO’s May 2006 report on its special examination and the Paul Weiss report, and added other additional details. The plaintiffs have since voluntarily dismissed those newly added third-party defendants. We filed motions to dismiss the first amended complaint on October 20, 2006, which motions are still pending.

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

On October 15, 2004, David Gwyer filed a class action complaint in the U.S. District Court for the District of Columbia. Two additional class action complaints were filed by other plaintiffs on May 6, 2005 and May 10, 2005. All of these cases were consolidated on May 24, 2005 in the U.S. District Court for the District of Columbia. A consolidated complaint was filed on June 15, 2005. The plaintiffs in the consolidated ERISA-based lawsuit purport to represent a class of participants in our ESOP between January 1, 2001 and the present. Their claims are based on alleged breaches of fiduciary duty relating to accounting matters discussed in our SEC filings and in OFHEO’s interim report. Plaintiffs seek unspecified damages, attorneys’ fees, and other fees and costs, and other injunctive and equitable relief. We filed a motion to dismiss the consolidated complaint on June 29, 2005. Our motion and all of the other defendants’ motions to dismiss were fully briefed and argued on January 13, 2006. As of the date of this filing, these motions are still pending. When document production commenced in In re Fannie Mae Securities Litigation, we agreed to simultaneously provide our document production from that action to the plaintiffs in the ERISA actions.

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

Concurrently with OFHEO’s release of its final report, we entered into comprehensive settlements that resolved open matters with OFHEO, as well as with the SEC (described below). As part of the OFHEO settlement, we agreed to OFHEO’s issuance of a consent order. In entering into this settlement, we neither admitted nor denied any wrongdoing or any asserted or implied finding or other basis for the consent order. Under this consent order, in addition to the civil penalty described below, we agreed to undertake specified remedial actions to address the recommendations contained in OFHEO’s final report, including actions relating to our corporate governance, Board of Directors, capital plans, internal controls, accounting practices, public disclosures, regulatory reporting, personnel and compensation practices. We also agreed not to increase our net mortgage portfolio assets above the amount shown in our minimum capital report to OFHEO for December 31, 2005 ($727.75 billion), except in limited circumstances at OFHEO’s discretion. The consent order superseded and terminated both our September 27, 2004 agreement with OFHEO and the March 7, 2005 supplement to that agreement, and resolved all matters addressed by OFHEO’s interim and final reports of its special examination. As part of the OFHEO settlement, we also agreed to pay a $400 million civil penalty, with $50 million payable to the U.S. Treasury and $350 million payable to the SEC for distribution to certain shareholders pursuant to the Fair Funds for Investors provision of the Sarbanes-Oxley Act of 2002. We have paid this civil penalty in full. This $400 million civil penalty, which has been recorded as an expense in our 2004 consolidated financial statements, is not deductible for tax purposes.

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

OTHER LEGAL PROCEEDINGS

Former CEO Arbitration

On September 19, 2005, Franklin D. Raines, our former Chairman and Chief Executive Officer, initiated arbitration proceedings against Fannie Mae before the American Arbitration Association. On April 10, 2006, the parties convened an evidentiary hearing before the arbitrator. The principal issue before the arbitrator was whether we were permitted to waive a requirement contained in Mr. Raines’ employment agreement that he provide six months notice prior to retiring. On April 24, 2006, the arbitrator issued a decision finding that we could not unilaterally waive the notice period, and that the effective date of Mr. Raines’ retirement was June 22, 2005, rather than December 21, 2004 (his final day of active employment). Under the arbitrator’s decision, Mr. Raines’ election to receive an accelerated, lump-sum payment of a portion of his deferred compensation must now be honored. Moreover, we must pay Mr. Raines any salary and other compensation to which he would have been entitled had he remained employed through June 22, 2005, less any pension benefits that Mr. Raines received during that period. On November 7, 2006, the parties entered into a consent award, which partially resolved the issue of amounts due Mr. Raines. In accordance with the consent award, we paid Mr. Raines $2.6 million on November 17, 2006. By agreement, final resolution of the unresolved issues was deferred until after our accounting restatement results were announced. Each party had the right, within sixty days of the announcement of our accounting restatement results, to notify the arbitrator whether it believes that further proceedings are necessary. The parties have filed a request for an extension with the arbitrator.

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

KPMG Litigation

On December 12, 2006, we filed suit against KPMG LLP, our former outside auditor, in the Superior Court of the District of Columbia. The complaint alleges state law negligence and breach of contract claims related to certain audit and other services provided by KPMG. We are seeking compensatory damages in excess of $2 billion to recover costs related to our restatement and other damages. On December 12, 2006, KPMG removed the case to the U.S. District Court for the District of Columbia. KPMG filed a motion to dismiss on February 16, 2007. Both motions are still pending.

See “Restatement Related Matters—Securities Class Action Lawsuits—In re Fannie Mae Securities Litigation,” for a discussion of KPMG’s cross claims against us.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is publicly traded on the New York and Chicago stock exchanges and is identified by the ticker symbol “FNM.” The transfer agent and registrar for our common stock is Computershare, P.O. Box 43081, Providence, Rhode Island 02940.

Common Stock Data

The following table shows, for the periods indicated, the high and low sales prices per share of our common stock in the consolidated transaction reporting system as reported in the Bloomberg Financial Markets service, as well as the dividends per share declared in each period.

Quarter	High	Low	Dividend

2004
First Quarter	$80.82	$70.75	$0.52
Second Quarter	75.47	65.89	0.52
Third Quarter	77.80	63.05	0.52
Fourth Quarter	73.81	62.95	0.52
2005
First Quarter	$71.70	$53.72	$0.26
Second Quarter	61.66	49.75	0.26
Third Quarter	60.21	41.34	0.26
Fourth Quarter	50.80	41.41	0.26
2006
First Quarter	$58.60	$48.41	$0.26
Second Quarter	54.53	46.17	0.26
Third Quarter	56.31	46.30	0.26
Fourth Quarter	62.37	54.40	0.40
2007
First Quarter	$60.44	$51.88	$0.40

Holders

As of April 2, 2007, we had approximately 19,000 registered holders of record of our common stock.

Dividends

The table set forth under “Common Stock Data” above presents the dividends we declared on our common stock from the first quarter of 2004 through and including the first quarter of 2007.

In January 2005, our Board of Directors reduced our quarterly common stock dividend rate by 50%, from $0.52 per share to $0.26 per share. We reduced our common stock dividend rate in order to increase our capital surplus, which was a component of our capital restoration plan. See “Item 7—MD&A—Liquidity and Capital Management—Capital Management—Capital Adequacy Requirements—Capital Restoration Plan and OFHEO-Directed Minimum Capital Requirement” for a description of our capital restoration plan. In December 2006, the Board of Directors increased the common stock dividend to $0.40 per share beginning in the fourth quarter of 2006. On May 1, 2007, the Board of Directors again increased the common stock dividend to $0.50 per share. The Board determined that this most recent increased dividend would be effective beginning in the second quarter of 2007, and therefore declared a special common stock dividend of $0.10 per share, payable on May 25, 2007, to stockholders of record on May 18, 2007. This special dividend of $0.10, combined with our previously declared quarterly dividend of $0.40, will result in a total common stock dividend of $0.50 per share for the second quarter of 2007. Our Board of Directors will continue to assess dividend payments for each quarter based upon the facts and conditions existing at the time.

Our payment of dividends is subject to certain restrictions, including the submission of prior notification to OFHEO detailing the rationale and process for the proposed dividend and prior approval by the Director of OFHEO of any dividend payment that would cause our capital to fall below specified capital levels. See “Item 7—MD&A— Liquidity and Capital Management—Capital Management—Capital Activity—OFHEO Oversight of Our Capital Activity” for a description of these restrictions. Payment of dividends on our common stock is also subject to the prior payment of dividends on our 11 series of preferred stock, representing an aggregate of 110,175,000 shares outstanding as of April 2, 2007. Quarterly dividends declared on the shares of our preferred stock outstanding totaled $128.4 million for the quarter ended March 31, 2007. See “Notes to Consolidated Financial Statements—Note 16, Preferred Stock” for detailed information on our preferred stock dividends.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is provided under “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” which is incorporated herein by reference.

Recent Sales of Unregistered Securities

Information about sales and issuances of our unregistered securities during 2005 and 2006 was provided in Forms 8-K we filed on May 9, 2006, August 9, 2006, November 8, 2006 and February 27, 2007, and in our Annual Report on Form 10-K for the year ended December 31, 2004 filed on December 6, 2006.

The securities we issue are “exempted securities” under the Securities Act and the Exchange Act to the same extent as obligations of, or guaranteed as to principal and interest by, the United States. As a result, we do not file registration statements with the SEC with respect to offerings of our securities.

Purchases of Equity Securities by the Issuer

The following table shows shares of our common stock we repurchased from January 2005 through December 2006.

				Maximum Number
			Total Number of	of Shares that
	Total Number	Average	Shares Purchased	May Yet be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
	Purchased(1)	per Share	Announced Program(2)	the Program(3)(4)
	(Shares in thousands)

2005
January	107	$65.60	—	63,503
February	21	57.86	—	63,234
March	3	57.17	—	63,957
April	3	55.02	—	63,723
May	11	57.24	—	63,510
June	9	58.79	—	63,359
July	5	58.86	—	63,070
August	4	52.44	—	62,951
September	15	46.70	—	62,755
October	37	45.42	—	62,525
November	259	47.35	—	62,123
December	18	47.67	—	61,364

Total	492	$52.29	—	61,364

2006
January	196	$53.23	—	60,596
February	58	58.10	—	60,112
March	61	54.04	—	60,269
April	10	52.60	—	61,267
May	13	50.38	4	61,160
June	13	48.11	4	61,046
July	11	48.55	—	60,983
August	52	49.29	23	60,900
September	19	53.91	7	60,669
October	210	58.32	—	60,526
November	231	59.92	—	60,047
December	26	60.07	9	59,517

Total	900	$56.32	47	59,517

(1)	In addition to shares repurchased as part of the publicly announced programs described in footnote 2 below, these shares consist of: (a) 513,301 shares of common stock reacquired from employees to pay an aggregate of approximately $29 million in withholding taxes due upon the vesting of restricted stock; (b) 141,239 shares of common stock reacquired from employees to pay an aggregate of approximately $7.5 million in withholding taxes due upon the exercise of stock options; (c) 671,449 shares of common stock repurchased from employees and members of our Board of Directors to pay an aggregate exercise price of approximately $36 million for stock options; and (d) 18,794 shares of common stock repurchased from employees in a limited number of instances relating to employees’ financial hardship.

(2)	Consists of 47,440 shares of common stock repurchased from employees pursuant to our publicly announced employee stock repurchase program. On May 9, 2006, we announced that the Board of Directors had authorized a stock repurchase program (the “Employee Stock Repurchase Program”) under which we may repurchase up to $100 million of Fannie Mae shares from non-officer employees. On January 21, 2003, we publicly announced that the Board of Directors had approved a share repurchase program (the “General Repurchase Authority”) under which we could purchase in open market transactions the sum of (a) up to 5% of the shares of common stock outstanding as of December 31,

2002 (49.4 million shares) and (b) additional shares to offset stock issued or expected to be issued under our employee benefit plans. Neither the General Repurchase Authority nor the Employee Stock Repurchase Program has a specified expiration date.

(3)	Consists of the total number of shares that may yet be purchased under the General Repurchase Authority as of the end of the month, including the number of shares that may be repurchased to offset stock that may be issued pursuant to the Stock Compensation Plan of 1993 and the Stock Compensation Plan of 2003. Repurchased shares are first offset against any issuances of stock under our employee benefit plans. To the extent that we repurchase more shares than have been issued under our plans in a given month, the excess number of shares is deducted from the 49.4 million shares approved for repurchase under the General Repurchase Authority. Because of new stock issuances and expected issuances pursuant to new grants under our employee benefit plans, the number of shares that may be purchased under the General Repurchase Authority fluctuates from month to month. No shares were repurchased from August 2004 through December 2006 in the open market pursuant to the General Repurchase Authority. See “Notes to Consolidated Financial Statements—Note 12, Stock-Based Compensation Plans,” for information about shares issued, shares expected to be issued, and shares remaining available for grant under our employee benefit plans. Excludes the remaining number of shares authorized to be repurchased under the Employee Stock Repurchase Program. Assuming a price per share of $59.76, the average of the high and low stock prices of Fannie Mae common stock on December 29, 2006, approximately 1.6 million shares may yet be purchased under the Employee Stock Repurchase Program.

(4)	Does not reflect the determination by our Board of Directors in February 2007 not to pay out certain shares expected to be issued under our plans. See “Notes to Consolidated Financial Statements—Note 12, Stock-Based Compensation Plans” for a description of these shares.

Item 6.	Selected Financial Data

The selected consolidated financial data presented below is summarized from our results of operations for the four-year period ended December 31, 2005, as well as selected consolidated balance sheet data as of December 31, 2005, 2004, 2003, 2002 and 2001. In light of the substantial time, effort and expense incurred since December 2004 to complete the restatement of our consolidated financial statements for 2003 and 2002, we determined that extensive additional efforts would be required to restate all 2001 financial data. In particular, significant complexities of accounting standards, turnover of relevant personnel, and limitations of systems and data all limit our ability to reconstruct additional financial information for 2001. Information published for 2001 prior to the filing of our 2004 Form 10-K should not be relied upon. The data presented below should be read in conjunction with the consolidated financial statements and related notes and with “Item 7—MD&A” included in this Annual Report on Form 10-K.

	As of December 31,
	2005	2004	2003	2002
	(Dollars in millions, except per share amounts)

Income Statement Data:
Net interest income	$11,505	$18,081	$19,477	$18,426
Guaranty fee income	3,779	3,604	3,281	2,516
Derivative fair value losses, net	(4,196)	(12,256)	(6,289)	(12,919)
Other income (loss)(1)	(725)	(812)	(4,220)	(1,735)

Income before extraordinary gains (losses) and cumulative effect of change in accounting principle	$6,294	$4,975	$7,852	$3,914
Extraordinary gains (losses), net of tax effect	53	(8)	195	—
Cumulative effect of change in accounting principle, net of tax effect	—	—	34	—

Net income	6,347	4,967	8,081	3,914
Preferred stock dividends and issuance costs at redemption	(486)	(165)	(150)	(111)

Net income available to common stockholders	$5,861	$4,802	$7,931	$3,803

Per Common Share Data:
Earnings per share before extraordinary gains (losses) and cumulative effect of change in accounting principle
Basic	$5.99	$4.96	$7.88	$3.83
Diluted	5.96	4.94	7.85	3.81
Earnings per share after extraordinary gains (losses) and cumulative effect of change in accounting principle
Basic	$6.04	$4.95	$8.12	$3.83
Diluted	6.01	4.94	8.08	3.81
Weighted-average common shares outstanding:
Basic	970	970	977	992
Diluted	998	973	981	998
Cash dividends declared per share	$1.04	$2.08	$1.68	$1.32

New Business Acquisition Data:
Fannie Mae MBS issues acquired by third parties(2)	$465,632	$462,542	$850,204	$478,260
Mortgage portfolio purchases(3)	146,640	262,647	572,852	370,641

New business acquisitions	$612,272	$725,189	$1,423,056	$848,901

	As of December 31,
	2005	2004	2003	2002	2001
	(Dollars in millions)

Balance Sheet Data:
Investments in securities:
Trading(4)	$15,110	$35,287	$43,798	$14,909	$(45)
Available-for-sale	390,964	532,095	523,272	520,176	503,381
Mortgage loans:
Loans held for sale	5,064	11,721	13,596	20,192	11,327
Loans held for investment, net of allowance	362,479	389,651	385,465	304,178	267,510
Total assets	834,168	1,020,934	1,022,275	904,739	814,561
Short-term debt	173,186	320,280	343,662	293,538	280,848
Long-term debt	590,824	632,831	617,618	547,755	484,182
Total liabilities	794,745	981,956	990,002	872,840	791,305
Preferred stock	9,108	9,108	4,108	2,678	2,303
Total stockholders’ equity	39,302	38,902	32,268	31,899	23,256

Regulatory Capital Data:
Core capital(5)	$39,433	$34,514	$26,953	$20,431	$18,234
Total capital(6)	40,091	35,196	27,487	20,831	18,500

Mortgage Credit Book of Business Data:
Mortgage portfolio(7)	$737,889	$917,209	$908,868	$799,779	$715,953
Fannie Mae MBS held by third parties(8)	1,598,918	1,408,047	1,300,520	1,040,439	878,039
Other guarantees(9)	19,152	14,825	13,168	12,027	16,421

Mortgage credit book of business	$2,355,959	$2,340,081	$2,222,556	$1,852,245	$1,610,413

	2005		2004		2003		2002

Ratios:
Return on assets ratio(10)*	0.63%		0.47%		0.82%		0.44%
Return on equity ratio (11)*	19.5		16.6		27.6		15.2
Equity to assets ratio(12)*	4.2		3.5		3.3		3.2
Dividend payout ratio(13)*	17.2		42.1		20.8		34.5
Average effective guaranty fee rate (in basis points)(14)*	21.0	bp	20.8	bp	21.0	bp	19.3	bp
Credit loss ratio (in basis points)(15)*	1.9	bp	1.0	bp	0.9	bp	0.8	bp
Earnings to combined fixed charges and preferred stock dividends and issuance costs at redemption ratio(16)	1.23:1		1.22:1		1.36:1		1.16:1

(1)	Includes investment losses, net; debt extinguishment losses, net; loss from partnership investments; and fee and other income.

(2)	Unpaid principal balance of MBS issued and guaranteed by us and acquired by third-party investors during the reporting period. Excludes securitizations of mortgage loans held in our portfolio.

(3)	Unpaid principal balance of mortgage loans and mortgage-related securities we purchased for our investment portfolio. Includes advances to lenders and mortgage-related securities acquired through the extinguishment of debt.

(4)	Balance as of December 31, 2001 primarily represents the fair value of forward purchases of TBA mortgage securities that were in a loss position.

(5)	The sum of (a) the stated value of outstanding common stock (common stock less treasury stock); (b) the stated value of outstanding non-cumulative perpetual preferred stock; (c) paid-in-capital; and (d) retained earnings. Core capital excludes accumulated other comprehensive income.

(6)	The sum of (a) core capital and (b) the total allowance for loan losses and reserve for guaranty losses, less (c) the specific loss allowance (that is, the allowance required on individually-impaired loans).

(7)	Unpaid principal balance of mortgage loans and mortgage-related securities held in our portfolio.

(8)	Unpaid principal balance of Fannie Mae MBS held by third-party investors. The principal balance of resecuritized Fannie Mae MBS is included only once.

(9)	Includes additional credit enhancements that we provide not otherwise reflected in the table.

(10)	Net income available to common stockholders divided by average total assets.

(11)	Net income available to common stockholders divided by average outstanding common equity.

(12)	Average stockholders’ equity divided by average total assets.

(13)	Common dividend payments divided by net income available to common stockholders.

(14)	Guaranty fee income as a percentage of average outstanding Fannie Mae MBS and other guaranties.

(15)	Charge-offs, net of recoveries and foreclosed property expense (income), as a percentage of the average mortgage credit book of business.

(16)	“Earnings” includes reported income before extraordinary gains (losses), net of tax effect and cumulative effect of change in accounting principle, net of tax effect plus (a) provision for federal income taxes, minority interest in earnings of consolidated subsidiaries, loss from partnership investments, capitalized interest and total interest expense. “Combined fixed charges and preferred stock dividends and issuance costs at redemption” includes (a) fixed charges (b) preferred stock dividends and issuance costs on redemptions of preferred stock, defined as pretax earnings required to pay dividends on outstanding preferred stock using our effective income tax rate for the relevant periods. Fixed charges represent total interest expense and capitalized interest.

Note:

* Average balances for purposes of the ratio calculations are based on beginning and end of year balances.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ORGANIZATION OF MD&A

We intend for our MD&A to provide information that will assist the reader in better understanding our consolidated financial statements. Our MD&A explains the changes in certain key items in our consolidated financial statements from year to year, the primary factors driving those changes, our risk management processes and results, any known trends or uncertainties of which we are aware that we believe may have a material effect on our future performance, as well as how certain accounting principles affect our consolidated financial statements. Our MD&A also provides information about our three complementary business segments in order to explain how the activities of each segment impact our results of operations and financial condition. This discussion should be read in conjunction with our consolidated financial statements as of December 31, 2005 and the notes accompanying those consolidated financial statements. Readers should also review carefully “Item 1—Business—Forward-Looking Statements” and “Item 1A—Risk Factors” for a description of the forward-looking statements in this report and a discussion of the factors that might cause our actual results to differ, perhaps materially, from these forward-looking statements. Please refer to “Item 1—Business—Glossary of Terms Used in this Report” for an explanation of key terms used throughout this discussion.

Our MD&A is organized as follows:

•	Executive Summary

•	Critical Accounting Policies and Estimates

•	Consolidated Results of Operations

•	Business Segment Results

•	Supplemental Non-GAAP Information—Fair Value Balance Sheet

•	Risk Management

•	Liquidity and Capital Management

•	Off-Balance Sheet Arrangements and Variable Interest Entities

•	Impact of Future Adoption of New Accounting Pronouncements

•	2005 Quarterly Review

EXECUTIVE SUMMARY

Our Mission and Business

Fannie Mae is a mission-driven company, owned by private shareholders (NYSE: FNM) and chartered by Congress to support liquidity and stability in the secondary mortgage market. Our business includes three integrated business segments—Single-Family Credit Guaranty, Housing and Community Development and Capital Markets—that work together to provide services, products and solutions to our lender customers and a broad range of housing partners. Together, our business segments contribute to our chartered mission objectives, helping to increase the total amount of funds available to finance housing in the United States and to make homeownership more available and affordable for low-, moderate- and middle-income Americans. We also work with our customers and partners to increase the availability and affordability of rental housing.

We view our mission as a key point of distinction and a fundamental element of our value proposition. By growing our earnings over time and providing investors with attractive returns, we grow capital. Growing our capital enables us to grow our business. As our business grows, so can the benefits that we provide to our customers and housing partners, who in turn can pass those benefits to the American homebuyer in the form of lower mortgage costs and product innovation. Our mission and the interests of our shareholders are aligned and complementary in our business model.

Key 2005 Priorities

We entered 2005 facing some of the most significant challenges in our company’s history. In September 2004, OFHEO identified serious deficiencies in our accounting, controls and financial reporting in an interim report of its special examination. In December 2004, the SEC determined that we had misapplied generally accepted accounting principles and directed us to restate previously issued financial statements. Accordingly, in addition to our primary business and mission objectives, in 2005 we focused on a number of key corporate priorities to address identified issues and to build a fundamentally stronger and sounder company going forward. These priorities included the following:

•	Restoring capital: Rebuilding our capital position, and achieving the 30% surplus over required minimum capital levels in accordance with our agreement with OFHEO, was our most immediate and important corporate objective in 2005. OFHEO determined that we achieved the 30% surplus requirement at September 30, 2005. Since that time, we have increased our capital position, and we were able to begin the process of returning capital to shareholders by increasing our dividend in the fourth quarter of 2006 and again in the second quarter of 2007, and by redeeming expensive series of preferred shares.

•	Progress on the restatement of our financials: We devoted substantial resources in 2005 and 2006 toward our restatement effort. On December 6, 2006, we filed our 2004 Form 10-K, including restated results for previous periods. We previously announced that we expect to file our 2006 Form 10-K by the end of 2007. We are assessing how the timing of the filing of this 2005 Form 10-K will impact the timing of our 2006 Form 10-K. Becoming a current filer remains a primary corporate priority.

•	Rebuilding relationships: We have focused on reshaping the culture of Fannie Mae to fully reflect the levels of service, engagement, accountability and effective management that we believe should characterize a company privileged to serve such an important role in a large and vital market. This continues to be a priority of the company.

We maintained our business focus as we addressed and devoted resources to issues outside our normal business operations. We believe that our business results, described below, indicate that we were successful in running our businesses effectively and addressing the key corporate priorities described above.

Market and Economic Factors Affecting Our Business

Our business is significantly affected by the dynamics of the U.S. residential mortgage market, including the total amount of residential mortgage debt outstanding, the volume and composition of mortgage originations and the level of competition for mortgage assets generally among investors.

The Federal Open Market Committee of the Federal Reserve increased the federal funds target rate by 25 basis points at each of its eight meetings in 2005, for a cumulative gain of 200 basis points. The target rate ended the year at 4.25%, its highest level since April 2001. However, the impact on long-term rates was muted, with the ten-year constant maturity Treasury yield closing the year approximately only ten basis points higher than at the start of the year. Mortgage rates in 2005 generally tracked these dynamics. The average rate on short-term Treasury-indexed adjustable-rate mortgages rose significantly over the course of the year, while the yearly average rate for 30-year fixed-rate mortgages increased by considerably less. Relative movements in short- and long-term mortgage rates resulted in a sharp narrowing of the spread between fixed-rate mortgages and ARMs during the course of the year.

For the years 2004 and 2005, home price appreciation and growth in U.S. residential mortgage debt outstanding were particularly strong, as detailed in “Item 1—Business—Residential Mortgage Market Overview.”

Affordability issues were the primary catalyst for a dramatic shift in the composition of mortgage originations between 2003 and 2006. Based on data from LoanPerformance, we estimate that during this period, with regard to prime conventional conforming originations, the ARM share rose from 11% to 23%, the negative-amortizing share rose from 1% to 5%, and the low documentation share rose from 15% to 27%. In addition, subprime, Alt-A and investor borrowing grew significantly with the majority of these borrowers selecting ARMs.

In 2006, growth in U.S. residential mortgage debt outstanding and home price appreciation slowed from recent high levels, especially in the second half of the year. However, the volume of non-traditional mortgage products remained high as consumers continued to struggle with affordability issues and the investor share of home purchases remained above historical norms. Additionally, the subprime and Alt-A mortgage originations continued to represent an elevated level of originations by historical standards.

Over the next decade, we expect demographic demand (primarily from stable household formation rates, a positive age structure of the population for homebuying and rising homeownership rates due to the high level of immigration over the past 25 years) to be at a level that should maintain a fundamentally strong mortgage market. We believe that these and other underlying demographic factors will support continued long-term demand for new capital to finance the substantial and sustained housing finance needs of American homebuyers.

In the secondary mortgage market, competition for mortgage assets among a broad range of investors was intense in 2005, resulting in extremely narrow spreads between the cost of our funding and the yields we would expect to generate on many mortgage assets available for purchase. The intensity of competition for mortgage assets remained heightened in 2006 and the first quarter of 2007. Additionally, in our estimation, compensation for credit risk in the marketplace, particularly for higher risk mortgage assets, did not reflect adequate returns in 2005, and remained so through 2006. This dynamic was at least partly attributable to high levels of investment capital among a broad range of global investors seeking higher yields. We believe many investors sought out higher-yielding and higher-risk tranches of mortgage-related securities under the assumption that continued home price appreciation would provide insulation from credit losses.

Summary of Our Financial Results

Net income and diluted earnings per share totaled $6.3 billion and $6.01, respectively, in 2005, compared with $5.0 billion and $4.94 in 2004, and $8.1 billion and $8.08 in 2003.

Total stockholders’ equity increased to $39.3 billion as of December 31, 2005 from $38.9 billion as of December 31, 2004 and $32.3 billion as of December 31, 2003. The estimated fair value of our net assets (net of tax effect), a non-GAAP measure that we refer to as the fair value of our net assets, increased to $42.2 billion as of December 31, 2005 from $40.1 billion and $28.4 billion as of year-end 2004 and 2003, respectively. Refer to “Supplemental Non-GAAP Information—Fair Value Balance Sheet” for information on the fair value of our net assets.

Below are additional comparative highlights of our performance.

2005 versus 2004

• New business acquisitions down 16% from 2004
• 1% growth in our mortgage credit book of business
• 36% decrease in net interest income to $11.5 billion
• 55 basis points decrease in net interest yield to 1.31%
• 5% increase in guaranty fee income to $3.8 billion
• Derivative fair value losses of $4.2 billion, compared with derivative fair value losses of $12.3 billion in 2004
• Losses of $68 million on debt extinguishments, compared with losses of $152 million in 2004
2004 versus 2003

• New business acquisitions down 49% from record level of $1.4 trillion in 2003
• 5% growth in our mortgage credit book of business
• 7% decrease in net interest income to $18.1 billion
• 26 basis points decrease in net interest yield to 1.86%
• 10% increase in guaranty fee income to $3.6 billion
• Derivative fair value losses of $12.3 billion, compared with derivative fair value losses of $6.3 billion in 2003
• Losses of $152 million on debt extinguishments, compared with losses of $2.7 billion in 2003

A detailed discussion of our results and key drivers of year-over-year changes can be found in “Consolidated Results of Operations.”

We expect our net income to decline in 2006, primarily due to further reductions in our net interest income and net interest yield in 2006 as a result of the decrease in our interest-earning assets and the decline in the spread between the average yield on these assets and our borrowing costs that we began experiencing at the end of 2004. Our administrative expenses also significantly increased in 2006, to an estimated $3.1 billion, due to costs associated with the restatement process and related regulatory examinations, investigations and litigation defense, the preparation of our consolidated financial statements, control remediation activities and increased headcount to support these efforts. We also expect, however, continued strength in guaranty fee income, moderate increases in our provision for credit losses and somewhat lower derivative fair value losses as interest rates have generally trended up since the end of 2005 and remain at overall higher levels. We do not expect to be able to quantify the financial statement impact of these expected changes to our operating results and financial condition until we complete the preparation of our consolidated financial statements for the year ended December 31, 2006. We meet regularly with OFHEO to discuss our current capital position.

Both GAAP net income and the fair value of net assets are affected by our business activities, as well as changes in market conditions, including changes in the relative spread between our mortgage assets and debt, changes in interest rates and changes in implied interest rate volatility. A detailed discussion of the impact of these market variables on our financial performance can be found in “Consolidated Results of Operations” and “Supplemental Non-GAAP Information-Fair Value Balance Sheet.”

Our assets and liabilities consist predominately of financial instruments. We expect significant volatility from period to period in our results of operations and financial condition, due in part to the various ways in which we account for our financial instruments under GAAP. Specifically, under GAAP we measure and record some financial instruments at fair value, while other financial instruments are recorded at historical cost. In addition, as summarized below, changes in the carrying values of financial instruments that we report at fair value in our consolidated balance sheets under GAAP are recognized in our results of operations in a variety of ways depending on the nature of the asset or liability.

•	We record derivatives, mortgage commitments and trading securities at fair value in our consolidated balance sheets and recognize changes in the fair value of those financial instruments in net income.

•	We record available-for-sale (“AFS”) securities, retained interests and guaranty fee buy-ups at fair value in our consolidated balance sheets and recognize changes in the fair value of those financial instruments in accumulated other comprehensive income (“AOCI”), a component of stockholders’ equity.

•	We record held-for-sale (“HFS”) mortgage loans at the lower of cost or market (“LOCOM”) in our consolidated balance sheets and recognize changes in the fair value (not to exceed the cost basis of these loans) in net income.

•	At the inception of a guaranty contract, we estimate the fair value of the guaranty asset and guaranty obligation and record each of those amounts in our consolidated balance sheet. In each subsequent period, we reduce the guaranty asset for guaranty fees received and any impairment. We amortize the guaranty obligation in proportion to the reduction of the guaranty asset and recognize the amortization as guaranty fee income in net income. We do not record subsequent changes in the fair value of the guaranty asset or guaranty obligation in our consolidated financial statements; however, we review guaranty assets for impairment.

•	We record debt instruments at amortized cost and recognize interest expense in net interest income.

As a result of the variety of ways in which we record financial instruments in our consolidated financial statements, we expect our earnings to vary, perhaps substantially, from period to period and also result in volatility in our stockholders’ equity and regulatory capital. One of the major drivers of volatility in our financial performance measures, including GAAP net income, is the accounting treatment for derivatives used to manage interest rate risk in our mortgage portfolio. When we purchase mortgage assets, we use a combination of debt and derivatives to fund those assets and manage the interest rate risk inherent in our mortgage investments. Our net income reflects changes in the fair value of the derivatives we use to manage interest rate risk; however, it does not reflect offsetting changes in the fair value of the majority of our mortgage investments or in any of our debt obligations.

We do not evaluate or manage changes in the fair value of our various financial instruments on a stand-alone basis. Rather, we manage the interest rate exposure on our net assets, which includes all of our assets and liabilities, on an aggregate basis regardless of the manner in which changes in the fair value of different types of financial instruments are recorded in our consolidated financial statements. In “Supplemental Non-GAAP Information—Fair Value Balance Sheet,” we provide a fair value balance sheet that presents all of our assets and liabilities on a comparable basis. Management uses the fair value balance sheet, in conjunction with other risk management measures, to assess our risk profile, evaluate the effectiveness of our risk management strategies and adjust our risk management decisions as necessary. Because the fair value of our net assets reflects the full impact of management’s actions as well as current market conditions, management uses this information to assess performance and gauge how much management is adding to the long-term value of the company.

Single-Family Credit Guaranty Results

Our Single-Family Credit Guaranty business generated net income of $2.9 billion, $2.5 billion and $2.5 billion in 2005, 2004 and 2003, respectively.

Our total issuance of single-family Fannie Mae MBS declined to $500.7 billion in 2005 compared with $545.4 billion in 2004. Guaranty fee income rose modestly to $4.6 billion in 2005 from $4.5 billion in 2004, as our average single-family mortgage credit book of business increased by 3% during 2005 and the average effective guaranty fees remained stable.

In 2005, we concluded that compensation for credit risk associated with many newly originated loans did not adequately reflect underlying, and often multi-layered, credit risks. Based on this assessment, we made a strategic decision not to pursue the guaranty of a significant subset of mortgage loans because they did not meet our risk and pricing criteria. As a result of this decision, we ceded market share of new single-family mortgage-related securities issuance to private-label issuers. Acquisitions that we did make in 2005 included a heightened proportion of adjustable-rate mortgage loans (ARMs), which peaked in April 2005 at nearly 35% of single-family mortgage applications.

While our market share declined in 2005 relative to private-label issuers, we remained the largest agency issuer of mortgage-related securities. This contributed to our leadership position in the overall market for outstanding mortgage-related securities, which benefited the liquidity and pricing of our MBS relative to securities issued by other market participants.

We believe that our approach to the management of credit risk in 2005 contributed to the maintenance of a credit book with strong credit characteristics, as measured by loan-to-value ratios, credit scores and other loan characteristics that reflect the effectiveness of our credit risk management strategy. A detailed discussion of our credit risk management strategies and results can be found in “Risk Management—Credit Risk Management.”

A detailed discussion of the operations, results and factors impacting our Single-Family business can be found in “Business Segment Results—Single-Family Credit Guaranty Business.”

HCD Results

Our HCD business generated net income of $462 million, $337 million and $286 million in 2005, 2004 and 2003, respectively.

Our HCD business segment participated in financing $25.6 billion in multifamily rental housing in 2005, which included debt financing through lender partners and investments in low-income housing tax credits (LIHTC). This level of activity was supported by improved multifamily fundamentals, including a decline in overall apartment vacancies and increased rental rates. At the end of 2005, we estimate that we held or guaranteed approximately 18% of multifamily mortgage debt outstanding.

Our tax-advantaged investments, primarily LIHTC, continued to contribute significantly to net income by lowering our effective corporate tax rate. LIHTC investments totaled $7.7 billion in 2005 compared with $6.8 billion in 2004. The tax benefits associated with our LIHTC investments were the primary reasons for our 2005 effective corporate tax-rate being 17% versus the federal statutory rate of 35%.

A detailed discussion of the operations, results and factors impacting our HCD business can be found in “Business Segment Results—HCD Business.”

Capital Markets Results

Our Capital Markets group generated net income of $3.0 billion, $2.1 billion and $5.3 billion in 2005, 2004 and 2003, respectively.

Our Capital Markets group generates income primarily from the difference, or spread, between the yield on the mortgage assets we own and the cost of the debt we issue to fund these assets. Through our investment activities, we seek to maximize long-term total returns, subject to various constraints, while fulfilling our chartered liquidity function. In 2005, the portfolio activities of our Capital Markets group were also conducted within the context of our capital restoration plan, which was finalized with OFHEO in February 2005. The size of our net mortgage portfolio decreased by 20% in 2005 due to a significant increase in portfolio sales, normal liquidations and fewer portfolio purchases. The reduction of our mortgage portfolio helped enable the achievement of the 30% surplus requirement described above.

Because the vast majority of our assets had been reclassified as available-for-sale, we were able to capitalize on the intensity of competition for certain mortgage assets, selling highly valued assets on attractive economic terms. These sales contributed to our objectives of satisfying our capital requirement while supporting our primary liquidity function and, subject to various constraints, maximizing long-term total returns in our Capital Markets group.

The effective management of interest rate risk is fundamental to the overall management of our Capital Markets group. We accept a small amount of interest rate risk that is incidental to our investment activities, but we do not seek to generate significant returns from taking interest rate risk. We believe one measure of the general effectiveness of our interest rate risk management is reflected in our average monthly duration gap, which has not exceeded plus or minus one month in any month since October 2004.

A detailed discussion of the operations, results and factors impacting our Capital Markets group can be found in “Business Segment Results—Capital Markets Group.”

Risk Management

Effectively managing risks—credit risk, market risk, operational risk and liquidity risk—is a principal focus of our organization, is a key determinant of our success in achieving our mission and business objectives, and is critical to our safety and soundness. Our corporate risk oversight function is led by a Chief Risk Officer who reports directly to our Chief Executive Officer and independently to the Risk Policy and Capital Committee of the Board of Directors. Our businesses have responsibility for managing the day-to-day risks inherent in our business activities, principally credit risk in our Single-Family and HCD businesses and interest rate risk in our Capital Markets group. A detailed discussion of our risk management strategies, processes and measures is included in “Risk Management.”

Current Corporate Priorities

We have adopted and are aggressively pursuing the following key corporate objectives in 2007, which we believe will contribute to the achievement of our mission and business objectives:

•	Grow Revenue: Fannie Mae’s Chief Business Officer is leading a company-wide effort to explore additional opportunities to serve mortgage lenders, housing agencies and organizations, investors, shareholders, the housing finance market and the company’s affordable housing mission.

•	Reduce Cost: Management is committed to keeping costs aligned with revenues, and to that end, has undertaken a company-wide effort to reduce its projected 2007 budget by $200 million. For the longer-term, management intends to reduce the overall cost basis of the company through focused efforts to streamline operations and increase productivity.

•	Exceed Mission: In 2005, we fell short on one of our affordable housing subgoals. We have reported to HUD that we believe we achieved all of our housing goals for 2006, and await their final determination. Our objective is to exceed our housing goals, even as they continue to become more challenging. We intend to provide and expand, as far as possible, liquidity to the overall mortgage market.

•	“Clean Up”: This key objective refers to our commitment to complete and file our 2005, 2006 and 2007 financial statements and complete remediation of the company’s operational and control weaknesses. Becoming a current and SOX-compliant filer is a top priority.

•	Operate in “Real Time”: We have set a longer-term goal of reengineering the company’s business operations to make the enterprise more streamlined, efficient, productive and responsive to the market, lender customers and partners, and regulators. We have selected the Lean Six Sigma approach to improving our business operations. Early pilots of this approach have been encouraging, and we will focus on improving the operational platform across our entire organization.

•	Accelerate Culture Change: The need to strengthen our corporate culture remains a top corporate priority. Fannie Mae’s culture change efforts are designed to foster professionalism, competitiveness, and humility through the attributes of service, engagement, accountability, and effective management.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in “Notes to Consolidated Financial Statements—Note 1, Summary of Significant Accounting Policies.”

We have identified four of our accounting policies that require significant estimates and judgments and have a significant impact on our financial condition and results of operations. These policies are considered critical because the estimated amounts are likely to fluctuate from period to period due to the significant judgments and assumptions about highly complex and inherently uncertain matters and because the use of different assumptions related to these estimates could have a material impact on our financial condition or results of operations. These four accounting policies are: (i) the fair value of financial instruments; (ii) the amortization of cost basis adjustments using the effective interest method; (iii) the allowance for loan losses and reserve for guaranty losses; and (iv) the assessment of variable interest entities. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. Management has discussed each of these significant accounting policies, the related estimates and its judgments with the Audit Committee of the Board of Directors.

Fair Value of Financial Instruments

The use of fair value to measure our financial instruments is fundamental to our financial statements and is our most critical accounting policy because a substantial portion of our assets and liabilities are recorded at estimated fair value. In certain circumstances, our valuation techniques may involve a high degree of management judgment. The principal assets and liabilities that we record at fair value, and the manner in which changes in fair value affect our earnings and stockholders’ equity, are summarized below.

•	Derivatives initiated for risk management purposes and mortgage commitments: Recorded in the consolidated balance sheets at fair value with changes in fair value recognized in earnings;

•	Guaranty assets and guaranty obligations: Recorded in the consolidated balance sheets at fair value at inception of the guaranty obligation. The guaranty obligation affects earnings over time through amortization into income as we collect guaranty fees and reduce the related guaranty asset receivable;

•	Investments in AFS or trading securities: Recorded in the consolidated balance sheets at fair value. Unrealized gains and losses on trading securities are recognized in earnings. Unrealized gains and losses on AFS securities are deferred and recorded in stockholders’ equity as a component of AOCI;

•	HFS loans: Recorded in the consolidated balance sheets at the lower of cost or market with changes in the fair value (not to exceed the cost basis of these loans) recognized in earnings; and

•	Retained interests in securitizations and guaranty fee buy-ups on Fannie Mae MBS: Recorded in the consolidated balance sheets at fair value with unrealized gains and losses recorded in stockholders’ equity as a component of AOCI.

Fair value is defined as the amount at which a financial instrument could be exchanged in a current transaction between willing unrelated parties, other than in a forced or liquidation sale. We determine the fair value of these assets and obligations based on our judgment of appropriate valuation methods and assumptions. The degree of management judgment involved in determining the fair value of a financial instrument depends on the availability and reliability of relevant market data, such as quoted market prices. Financial instruments that are actively traded and have quoted market prices or readily available market data require minimal judgment in determining fair value. When observable market prices and data are not readily available or do not exist, management must make fair value estimates based on assumptions and judgments. In these cases, even minor changes in management’s assumptions could result in significant changes in our estimate of fair value. These changes could increase or decrease the value of our assets, liabilities, stockholders’ equity and net income. We estimate fair values using the following practices:

•	We use actual, observable market prices or market prices obtained from multiple third parties when available. Pricing information obtained from third parties is internally validated for reasonableness prior to use in the consolidated financial statements.

•	Where observable market prices are not readily available, we estimate the fair value using market data and model-based interpolations using standard models that are widely accepted within the industry. Market data includes prices of instruments with similar maturities and characteristics, duration, interest rate yield curves, measures of volatility and prepayment rates.

•	If market data used to estimate fair value as described above is not available, we estimate fair value using internally developed models that employ techniques such as a discounted cash flow approach. These models include market-based assumptions that are also derived from internally developed models for prepayment speeds, default rates and severity.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which establishes a framework for measuring fair value under GAAP. SFAS 157 provides a three-level fair value hierarchy for classifying the source of information used in fair value measures and requires increased disclosures about the sources and measurements of fair value. SFAS 157 is required to be implemented on January 1, 2008. We are currently evaluating whether adoption of this standard will result in any changes to our valuation practices. See “Item 7—MD&A—Impact of Future Adoption of New Accounting Pronouncements” for further discussion of SFAS 157.

Estimating fair value is also a critical part of our impairment evaluation process. When the fair value of an investment declines below the carrying value, we assess whether the impairment is other-than-temporary based on management’s judgment. If management concludes that a security is other-than-temporarily impaired, we reduce the carrying value of the security and record a reduction in our net income. Factors that we consider in determining whether a decline in the fair value of an investment is other-than-temporary include the length of time and the extent to which fair value is less than its carrying amount and our intent and ability to hold the investment until its value recovers.

Fair Value of Derivatives

Of the financial instruments that we record at fair value in our consolidated balance sheets, changes in the fair value of our derivatives generally have the most significant impact on the variability of our earnings. The following table summarizes the estimated fair values of derivative assets and liabilities recorded in our consolidated balance sheets as of December 31, 2005 and 2004.

Table 1:   Derivative Assets and Liabilities at Estimated Fair Value

	As of December 31,
	2005	2004
	(Dollars in millions)

Derivative assets at fair value	$5,803	$6,589
Derivative liabilities at fair value	(1,429)	(1,145)

Net derivative assets at fair value	$4,374	$5,444

We present the estimated fair values of our derivatives by the type of derivative instrument in Table 11 of “Consolidated Results of Operations—Derivatives Fair Value Losses, Net.” Our derivatives consist primarily of over-the-counter (“OTC”) contracts and commitments to purchase and sell mortgage assets. While exchange-traded derivatives can generally be valued using observable market prices or market parameters, OTC derivatives are generally valued using industry-standard models or model-based interpolations that utilize market inputs obtained from widely accepted third-party sources. The valuation models that we use to derive the fair values of our OTC derivatives require inputs such as the contractual terms, market prices, yield curves, and measures of volatility. A substantial majority of our OTC derivatives trade in liquid markets, such as generic forwards, interest rate swaps and options; in those cases, model selection and inputs do not involve significant judgments.

When internal pricing models are used to determine fair value, we use recently executed comparable transactions and other observable market data to validate the results of the model. Consistent with market practice, we have individually negotiated agreements with certain counterparties to exchange collateral based on the level of fair values of the derivative contracts they have executed. Through our derivatives collateral exchange process, one party or both parties to a derivative contract provides the other party with information about the fair value of the derivative contract to calculate the amount of collateral required. This sharing of fair value information provides additional support of the recorded fair value for relevant OTC derivative instruments. For more information regarding our derivative counterparty risk practices, see “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management.” In circumstances where we cannot verify the model with market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. As markets and products develop and the pricing for certain derivative products becomes more transparent, we continue to refine our valuation methodologies. For the year ended December 31, 2005, there were no changes to the quantitative models, or uses of such models, that resulted in a material adjustment to our consolidated statement of income.

See “Risk Management” for further discussion of the sensitivity of the fair value of our derivative assets and liabilities to changes in interest rates.

Amortization of Cost Basis Adjustments on Mortgage Loans and Mortgage-Related Securities

We amortize cost basis adjustments on mortgage loans and mortgage-related securities recorded in our consolidated balance sheets through earnings using the interest method by applying a constant effective yield. Cost basis adjustments include premiums, discounts and other adjustments to the original value of mortgage loans or mortgage-related securities that are generally incurred at the time of acquisition, which we historically referred to as “deferred price adjustments.” When we buy mortgage loans or mortgage-related securities, we may not pay the seller the exact amount of the unpaid principal balance. If we pay more than the unpaid principal balance, we record a premium that reduces the effective yield below the stated coupon amount. If we pay less than the unpaid principal balance, we record a discount that increases the effective yield above the stated coupon amount.

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (an amendment of FASB Statements No. 13, 60, and 65 and rescission of FASB Statement No. 17) (“SFAS 91”), cost basis adjustments are amortized into interest income as an adjustment to the yield of the mortgage loan or mortgage-related security based on the contractual terms of the instrument. SFAS 91, however, permits the anticipation of prepayments of principal to shorten the term of the mortgage loan or mortgage-related security if we (i) hold a large number of similar loans for which prepayments are probable and (ii) the timing and amount of prepayments can be reasonably estimated. We meet both criteria on substantially all of the mortgage loans and mortgage-related securities held in our portfolio. For loans that meet both criteria, we use prepayment estimates to determine periodic amortization of the cost basis adjustments related to these loans. For loans that do not meet the criteria, we do not use prepayment estimates to calculate the rate of amortization. Instead, we assume no prepayment and use the contractual terms of the mortgage loans or mortgage-related securities and factor in actual prepayments that occurred during the relevant period in determining the amortization amount.

For mortgage loans and mortgage-related securities that meet the criteria allowing us to anticipate prepayments, we must make assumptions about borrower prepayment patterns in various interest rate environments that involve a significant degree of judgment. Typically, we use prepayment forecasts from independent third parties in estimating future prepayments. If actual prepayments differ from our estimated prepayments, it could increase or decrease current period interest income as well as future recognition of interest income. Refer to Table 2 below for an analysis of the potential impact of changes in our prepayment assumptions on our net interest income.

We calculate and apply an effective yield to determine the rate of amortization of cost basis adjustments into interest income over the estimated lives of the investments using the retrospective effective interest method to arrive at a constant effective yield. When appropriate, we group loans into pools or cohorts based on similar risk categories including origination year, coupon bands, acquisition period and product type. We update our amortization calculations based on changes in estimated prepayment rates and, if necessary, we record cumulative adjustments to reflect the updated constant effective yield as if it had been in effect since acquisition.

Sensitivity Analysis for Amortizable Cost Basis Adjustments

Interest rates are a key assumption used in our prepayment models. Table 2 shows the estimated effect on our net interest income of the amortization of cost basis adjustments for our investments in loans and securities using the retrospective effective interest method applying a constant effective yield assuming (i) a 100 basis point increase in interest rates and (ii) a 50 basis point decrease in interest rates as of December 31, 2005 and 2004. We based our sensitivity analysis on these hypothetical interest rate changes because we believe they reflect reasonably possible near-term outcomes as of December 31, 2005.

Table 2:  Amortization of Cost Basis Adjustments for Investments in Loans and Securities

	For the Year Ended December 31,
	2005	2004
	(Dollars in millions)

Unamortized cost basis adjustments	$344	$1,820
Reported net interest income	11,505	18,081
Decrease in net interest income from net amortization	(97)	(1,221)
Percentage effect on net interest income of change in interest rates:(1)
100 basis point increase	1.6%	4.5%
50 basis point decrease	(2.2)	(4.9)

(1)	Calculated based on an instantaneous change in interest rates.

As mortgage rates increase, expected prepayment rates generally decrease, which slows the amortization of cost basis adjustments. Conversely, as mortgage rates decrease, expected prepayment rates generally increase, which accelerates the amortization of cost basis adjustments.

Allowance for Loan Losses and Reserve for Guaranty Losses

The allowance for loan losses and the reserve for guaranty losses represent our estimate of probable credit losses arising from loans classified as held for investment in our mortgage portfolio as well as loans that back mortgage-related securities we guarantee. We use the same methodology to determine our allowance for loan losses and our reserve for guaranty losses as the relevant factors affecting credit risk are the same. Credit risk is the risk of loss to future earnings or future cash flows that may result from the failure of a borrower to make the payments required by his or her mortgage loan. We are exposed to credit risk because we own mortgage loans and have guaranteed to MBS trusts that we will supplement amounts received by those MBS trusts as required to permit timely payment of principal and interest on the related Fannie Mae MBS. We strive to mitigate our credit risk by, among other things, working with lender servicers, monitoring loan-to-value ratios and requiring mortgage insurance. See “Risk Management—Credit Risk Management” below for further discussion of how we manage credit risk.

We employ a systematic methodology to determine our best estimate of incurred credit losses. This includes aggregating homogeneous loans into pools based on similar risk characteristics, using models to measure historical default and loss experience on the homogeneous loan populations, evaluating larger multifamily loans individually for impairment, monitoring observable data for key trends, as well as documenting the results of our estimation process.

Determining the adequacy of the allowance for loan losses and the reserve for guaranty losses is complex and requires significant judgment by management about the effect of matters that are inherently uncertain. When appropriate, our methodology involves grouping loans into pools or cohorts based on similar risk characteristics, including origination year, loan-to-value ratio, loan product type and credit rating. We use internally developed models that consider relevant factors historically affecting loan collectibility, such as default rates, severity of loss rates and adverse situations that may have occurred affecting the borrowers’ ability to repay. Management also applies judgment in considering factors that have occurred but are not yet reflected in the loss factors, such as the estimated value of the underlying collateral, other recoveries and external and economic factors. The methodology and the amount of our allowance for loan losses and reserve for guaranty losses are reviewed and approved on a quarterly basis by our Allowance for Loan Loss Oversight Committee, which is a committee chaired by the Chief Risk Officer or his designee and comprised of senior management from the Single-Family and HCD businesses, the Chief Risk Office and the finance organization.

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

Given that a minimal change in any factor listed above that is used for calculation purposes would have a significant impact to the allowance and reserve liability and these factors have significant interdependencies, we do not believe a sensitivity analysis isolating one factor is meaningful. Therefore, the following example illustrates the impact to the allowance and reserve liability given changes to multiple assumptions used for these factors. For example, a natural disaster, such as a hurricane, might have an adverse impact on net income and our allowance for loan losses and reserve for guaranty losses. The damage to the properties that serve as collateral for the mortgages held in our portfolio and the mortgages underlying our mortgage-backed securities could increase our exposure to credit risk if the damage to the properties is not covered by hazard or flood insurance. Our estimate of probable credit losses related to a hurricane would involve considerable judgment and assumptions about the extent of the property damage, the impact on borrower default rates, the value of the collateral underlying the loans and the amount of insurance recoveries. In the case of Hurricane Katrina in 2005, we preliminarily estimated default rates, severity of loss rates, value of the underlying collateral, and other potential recoveries. As more information became available, we determined that the property damage was less extensive than had previously been estimated and the amount of insurance recoveries would be greater than previously expected. Accordingly, we revised our September 30, 2005 estimate of $257 million after-tax, which was disclosed in November of 2005, to an estimate of $106 million pre-tax for 2005.

Consolidation—Variable Interest Entities

We are a party to various entities that are considered to be variable interest entities (“VIEs”) as defined in FASB Interpretation (“FIN”) No. 46 (revised December 2003), Consolidation of Variable Interest Entities (an interpretation of ARB No. 51) (“FIN 46R”). Generally, a VIE is a corporation, partnership, trust or any other legal structure that either does not have equity investors with substantive voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. We invest in securities issued by VIEs, including Fannie Mae MBS created as part of our securitization program, certain mortgage- and asset-backed securities that were not issued by us and interests in LIHTC partnerships and other limited partnerships. Our involvement with a VIE may also include providing a guaranty to the entity.

There is a significant amount of judgment required in interpreting the provisions of FIN 46R and applying them to specific transactions. FIN 46R indicates that if an entity is a VIE, either a qualitative or a quantitative assessment may be required to support the conclusion of which party, if any, is the primary beneficiary. The primary beneficiary is the party that will absorb a majority of the expected losses or a majority of the expected returns. If the entity is determined to be a VIE, and we either qualitatively or quantitatively determine that we are the primary beneficiary, we are required to consolidate the assets, liabilities and non-controlling interests of that entity.

To determine whether we are the primary beneficiary of an entity, we first perform a qualitative analysis, which requires certain subjective decisions regarding our assessment, including, but not limited to, the design of the entity, the variability that the entity was designed to create and pass along to its interest holders, the rights of the parties and the purpose of the arrangement. If we cannot conclude after qualitative analysis whether we are the primary beneficiary, we perform a quantitative analysis. Quantifying the variability of a VIE’s assets is complex and subjective, requiring analysis of a significant number of possible future outcomes as well as the probability of each outcome occurring. The results of each possible outcome are allocated to the parties holding interests in the VIE and, based on the allocation, a calculation is performed to determine which, if any, is the primary beneficiary. The analysis is required when we first become involved with the VIE and on each subsequent date in which there is a reconsideration event (e.g., a purchase of additional beneficial interests).

We perform qualitative analyses on certain mortgage-backed and asset-backed investment trusts. These qualitative analyses consider whether the nature of our variable interests exposes us to credit or prepayment risk, the two primary drivers of expected losses for these VIEs. For those mortgage-backed investment trusts that we evaluate using quantitative analyses, we use internal models to generate Monte Carlo simulations of cash flows associated with the different credit, interest rate and housing price environments. Material assumptions include our projections of interest rates and housing prices, as well as our expectations of prepayment, default and severity rates. The projection of future cash flows is a subjective process involving significant management judgment, primarily due to inherent uncertainties related to the interest rate and housing price environment, as well as the actual credit performance of the mortgage loans and securities that were held by each investment trust. If we determine that an investment trust meets the criteria of a VIE, we consolidate the investment trust when our models indicate that we are likely to absorb more than 50% of the variability in the expected losses or expected residual returns.

The following demonstrates the sensitivity of our FIN 46R modeling results. We considered the impact of different primary beneficiary conclusions for the trusts in which a change in the variability would have affected our primary beneficiary assessment and our consolidation determination at the time we adopted FIN 46R and at the time we applied FIN 46 to subsequent transactions:

•	If we changed our assumptions to cause our variability in trusts to increase from an amount between 40% and 50% to greater than 50%, our total assets and liabilities as of December 31, 2005 would increase by approximately $380 million.

•	If we changed our assumptions to cause our variability in trusts to decrease from an amount between 60% and 50.1% to 50% or less, our total assets and liabilities as of December 31, 2005 would decrease by approximately $400 million.

We also examine our LIHTC partnerships and other limited partnerships to determine if consolidation is required. We use internal cash flow models that are applied to a sample of the partnerships to qualitatively evaluate homogenous populations to determine if these entities are VIEs and, if so, whether we are the primary beneficiary. LIHTC partnerships are created by third parties to finance construction of property, giving rise to tax credits for these partnerships. Material assumptions we make in determining whether the partnerships are VIEs and, if so, whether we are the primary beneficiary, include the degree of development cost overruns related to the construction of the building, the probability of the lender foreclosing on the building, as well as an investor’s ability to use the tax credits to offset taxable income. The projection of cash flows and probabilities related to these cash flows requires significant management judgment because of the inherent limitations that relate to the use of historical loss and cost overrun data for the projection of future events. Additionally, we apply similar assumptions and cash flow models to determine the VIE and primary beneficiary status of our other limited partnership investments.

We are exempt from applying FIN 46R to certain investment trusts if the investment trusts meet the criteria of a qualifying special purpose entity (“QSPE”), and if we do not have the unilateral ability to cause the trust to liquidate or change the trust’s QSPE status. The QSPE requirements significantly limit the activities in which a QSPE may engage and the types of assets and liabilities it may hold. Management judgment is required to determine whether a trust’s activities meet the QSPE requirements. To the extent any trust fails to meet these criteria, we would be required to consolidate its assets and liabilities if, based on the provisions of FIN 46R, we are determined to be the primary beneficiary of the entity.

The FASB currently is assessing further what activities a QSPE may perform. The outcome of these and future assessments may affect our interpretation of this guidance, and, consequently, the entities we consolidate in future periods.

CONSOLIDATED RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations is based on our results for the years ended December 31, 2005, 2004 and 2003. Table 3 presents a condensed summary of our consolidated results of operations.

Table 3:  Condensed Consolidated Results of Operations

				Variance
	For the Year Ended December 31,			2005 vs. 2004		2004 vs. 2003
	2005	2004	2003	$	%	$	%
	(Dollars in millions, except per share amounts)

Net interest income	$11,505	$18,081	$19,477	$(6,576)	(36)%	$(1,396)	(7)%
Guaranty fee income	3,779	3,604	3,281	175	5	323	10
Fee and other income	1,526	404	340	1,122	278	64	19
Investment losses, net	(1,334)	(362)	(1,231)	(972)	(269)	869	71
Derivatives fair value losses, net	(4,196)	(12,256)	(6,289)	8,060	66	(5,967)	(95)
Debt extinguishment losses, net	(68)	(152)	(2,692)	84	55	2,540	94
Loss from partnership investments	(849)	(702)	(637)	(147)	(21)	(65)	(10)
Provision for credit losses	(441)	(352)	(365)	(89)	(25)	13	4
Other non-interest expense	(2,351)	(2,266)	(1,598)	(85)	(4)	(668)	(42)

Income before federal income taxes, extraordinary gains (losses), and cumulative effect of change in accounting principle	7,571	5,999	10,286	1,572	26	(4,287)	(42)
Provision for federal income taxes	(1,277)	(1,024)	(2,434)	(253)	(25)	1,410	58
Extraordinary gains (losses), net of tax effect	53	(8)	195	61	763	(203)	(104)
Cumulative effect of change in accounting principle, net of tax effect	—	—	34	—	—	(34)	(100)

Net income	$6,347	$4,967	$8,081	$1,380	28%	$(3,114)	(39)%

Diluted earnings per common share	$6.01	$4.94	$8.08	$1.07	22%	$(3.14)	(39)%

Net income and diluted earnings per share (“EPS”) totaled $6.3 billion and $6.01, respectively, in 2005, compared with $5.0 billion and $4.94 in 2004, and $8.1 billion and $8.08 in 2003. We expect high levels of period-to-period volatility in our results of operations and financial condition as part of our normal business activities. This volatility is primarily due to changes in market conditions that result in periodic fluctuations in the estimated fair value of our derivative instruments, which we recognize in our consolidated statements of income as “Derivatives fair value losses, net.” Although we use derivatives as economic hedges to help us manage interest rate risk and achieve our targeted interest rate risk profile, we do not meet the criteria for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). Accordingly, we record our derivative instruments at fair value as assets or liabilities in our consolidated balance sheets and recognize the fair value gains and losses in our consolidated statements of income without consideration of offsetting changes in the fair value of the economically hedged exposure. The estimated fair value of our derivatives may fluctuate substantially from period to period because of changes in interest rates, expected interest rate volatility and our derivative activity. Based on the composition of our derivatives, we generally expect to report decreases in the aggregate fair value of our derivatives as interest rates decrease.

Our business segments generate revenues from three principal sources: net interest income, guaranty fee income, and fee and other income. Other significant factors affecting our net income include the timing and size of investment and debt repurchase gains and losses, equity investments, the provision for credit losses, and administrative expenses. We provide a comparative discussion of the impact of these items on our consolidated results of operations for the three-year period ended December 31, 2005 below. We also discuss other significant items presented in our consolidated statements of income.

Net Interest Income

Net interest income, which is the difference between interest income and interest expense, is a primary source of our revenue. Interest income consists of interest on our consolidated interest-earning assets, plus income from the amortization of discounts for assets acquired at prices below the principal value, less expense from the amortization of premiums for assets acquired at prices above principal value. Interest expense consists of contractual interest on our interest-bearing liabilities and amortization of any cost basis adjustments, including premiums and discounts, which arise in conjunction with the issuance of our debt. The amount of interest income and interest expense recognized in the consolidated statements of income is affected by our investment activity, debt activity, asset yields and our cost of debt. We expect net interest income to fluctuate based on changes in interest rates and changes in the amount and composition of our interest-earning assets and interest-bearing liabilities. Table 4 presents an analysis of our net interest income and net interest yield for 2005, 2004 and 2003.

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

Table 4:  Analysis of Net Interest Income and Yield

	For the Year Ended December 31,
	2005			2004			2003
	Average(1)			Average(1)			Average(1)
	Balance	Interest	Yield	Balance	Interest	Yield	Balance	Interest	Yield
	(Dollars in millions)

Interest-earning assets:
Mortgage loans(2)	$384,869	$20,688	5.38%	$400,603	$21,390	5.34%	$362,002	$21,370	5.90%
Mortgage securities	443,270	22,163	5.00	514,529	25,302	4.92	495,219	26,483	5.35
Non-mortgage securities(3)	41,369	1,590	3.84	46,440	1,009	2.17	44,375	1,069	2.41
Federal funds sold and securities purchased under agreements to resell	6,415	299	4.66	8,308	84	1.01	6,509	32	0.49
Advances to lenders	4,468	104	2.33	4,773	33	0.69	12,613	110	0.87

Total interest-earning assets	$880,391	$44,844	5.09	$974,653	$47,818	4.91	$920,718	$49,064	5.33

Interest-bearing liabilities:
Short-term debt	$246,733	$6,535	2.65%	$331,971	$4,380	1.32%	$318,600	$3,967	1.25%
Long-term debt	611,827	26,777	4.38	625,225	25,338	4.05	582,686	25,575	4.39
Federal funds purchased and securities sold under agreements to repurchase	1,552	27	1.74	3,037	19	0.63	6,421	45	0.70

Total interest-bearing liabilities	$860,112	$33,339	3.88%	$960,233	$29,737	3.10%	$907,707	$29,587	3.26%

Impact of net non-interest bearing funding	$20,279		0.10%	$14,420		0.05%	$13,011		0.05%

Net interest income and net interest yield(4)		$11,505	1.31%		$18,081	1.86%		$19,477	2.12%

(1)	Average balances have been calculated based on beginning and end of year amortized cost.

(2)	Includes average balance on nonaccrual loans of $7.4 billion, $7.6 billion and $6.8 billion for the years ended December 31, 2005, 2004 and 2003, respectively.

(3)	Includes cash equivalents.

(4)	Net interest yield is calculated based on net interest income divided by the average balance of total interest-earning assets.

Table 5 shows the changes in our net interest income between 2005 and 2004 and between 2004 and 2003 that are attributable to changes in the volume of our interest-earning assets and interest-bearing liabilities versus changes in interest rates.

Table 5:  Rate/Volume Analysis of Net Interest Income

	2005 vs. 2004			2004 vs. 2003
	Total	Variance Due to:(1)		Total	Variance Due to:(1)
	Variance	Volume	Rate	Variance	Volume	Rate
			(Dollars in millions)

Interest income:
Mortgage loans	$(702)	$(845)	$143	$20	$2,164	$(2,144)
Mortgage securities	(3,139)	(3,557)	418	(1,181)	1,006	(2,187)
Non-mortgage securities	581	(121)	702	(60)	48	(108)
Federal funds sold and securities purchased under agreements to resell	215	(23)	238	52	11	41
Advances to lenders	71	(2)	73	(77)	(58)	(19)

Total interest income	(2,974)	(4,548)	1,574	(1,246)	3,171	(4,417)
Interest expense:
Short-term debt	2,155	(1,355)	3,510	413	171	242
Long-term debt	1,439	(552)	1,991	(237)	1,797	(2,034)
Federal funds purchased and securities sold under agreements to repurchase	8	(13)	21	(26)	(22)	(4)

Total interest expense	3,602	(1,920)	5,522	150	1,946	(1,796)

Net interest income	$(6,576)	$(2,628)	$(3,948)	$(1,396)	$1,225	$(2,621)

(1)	Combined rate/volume variances are allocated to the rate and volume variances based on their relative size.

Net interest income of $11.5 billion for 2005 decreased 36% from $18.1 billion in 2004, driven by a 10% decrease in our average interest-earning assets and a 30% (55 basis points) decline in our net interest yield to 1.31%. The decrease in our average interest-earning assets was due to a lower volume of interest-earning assets attributable to liquidations and a significant increase in the sale of fixed-rate mortgage assets from our portfolio, coupled with a reduced level of mortgage purchases. While our overall debt funding needs declined in 2005, our net interest yield was compressed because of an increase in our debt funding costs that primarily resulted from a tightening of short-term interest rates by the Federal Reserve. The increased cost of our debt more than offset an increase in the average yields on our interest-earning assets.

Competition for mortgage assets during 2005 generally increased the number of economically attractive opportunities to sell certain mortgage assets, particularly 15-year and 30-year fixed-rate mortgage-related securities, resulting in a sizeable increase in portfolio sales to $113.6 billion in 2005 compared with $18.4 billion in 2004. These sales were aligned with our need to lower portfolio balances to achieve our capital plan objectives. While portfolio liquidations in 2005 were comparable to 2004, portfolio purchases were substantially lower in 2005 as compared with 2004 due to narrowing spreads on traditional fixed-rate products as the yield curve flattened, as well as our focus on managing the size of our balance sheet to achieve our capital plan objectives. Portfolio purchases totaled $145.4 billion in 2005 compared with $258.5 billion in 2004, and included a much lower proportion of 30-year fixed-rate assets than historical norms. Sales, liquidations, and reduced purchases had the net effect of reducing our average interest-earning assets, as well as decreasing our mortgage portfolio, net balance by 20% to $736.5 billion as of December 31, 2005 from $924.8 billion as of December 31, 2004. Lower portfolio balances have the effect of reducing the net interest income generated by our portfolio.

The average yield on our interest-earning assets increased 18 basis points in 2005 to 5.09%, which was more than offset by an increase of 78 basis points in the average cost of our interest- bearing liabilities to 3.88%. As mortgage originations in our underlying market began to shift during 2004 to a higher share of ARM loans, the composition of our mortgage portfolio began to shift, a trend that continued throughout 2005. As we liquidated higher yielding fixed-rate mortgage assets, we partially replaced these assets in 2005 and 2004 by purchasing a greater proportion of floating-rate and ARM products. Although ARMs tend to earn lower initial yields than fixed-rate mortgage assets, we experienced an increase in our average yield during 2005 as interest rates increased and these floating-rate assets reset to higher interest rates. The flattening of the yield curve during 2005 resulted from a significant increase in short-term interest rates due to actions taken by the Federal Reserve to increase the Federal Funds target interest rate. As of December 31, 2005, the Federal Funds target rate was 4.25%, 200 basis points higher than at the start of the year and the highest level since 2001. The impact on long-term interest rates was much smaller, as the yield on the 10-year Treasury ended the year at 4.39%, 17 basis points higher than the end of 2004. Although we significantly reduced the level of our outstanding short-term debt during 2005, these interest rate changes had the effect of increasing the cost of short-term debt, which further reduced our net interest income and net interest yield. The increase in the cost of our long-term debt reflects the replacement of maturing lower-cost debt that we issued during the past few years to fund our portfolio investments when the yield curve was steep (i.e., short- and medium-term interest rates were low relative to long-term interest rates). As the yield curve flattened during 2005 and we replaced this debt to fund our existing fixed-rate mortgage investments, we experienced an increase in our funding costs. At the same time, we experienced a significant decrease in the periodic net contractual interest expense accrued on our interest rate swaps during 2005, which is reflected in our consolidated statements of income as a component of “Derivatives fair value losses, net.”

Net interest income of $18.1 billion for 2004 decreased 7% from $19.5 billion in 2003, driven by a 6% increase in our average interest-earning assets that was more than offset by a 12% (26 basis points) decline in our net interest yield to 1.86%. The average yield on our interest-earning assets declined 42 basis points in 2004 to 4.91%, which exceeded the benefit we received from a decrease of 16 basis points in the average cost of our interest-bearing liabilities to 3.10%. During 2004, our mortgage asset purchases consisted of a greater proportion of lower-yielding, floating-rate assets. Partially offsetting this reduction in average yield on our mortgage investments was a slower rate of amortization of premiums in 2004 relative to 2003 due to slower prepayment rates. The yield on our total average debt decreased in 2004 due to the repurchase and call of a significant amount of higher cost long-term debt during 2003 and the issuance of new long-term debt at lower rates. However, as short-term interest rates began to increase in 2004, the cost of our short-term debt began to rise.

We expect the decrease in the volume of our interest-earning assets and the decline in the spread between the average yield on these assets and our borrowing costs that we began experiencing at the end of 2004 and that continued in 2005 to result in further reductions in our net interest income and net interest yield in the near future.

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

The average effective guaranty fee rate reflects our average contractual guaranty fee rate adjusted for the impact of amortization of deferred amounts and buy-up impairment. Table 6 shows our guaranty fee income, including and excluding buy-up impairments, our average effective guaranty fee rate, and Fannie Mae MBS activity for 2005, 2004 and 2003.

Table 6:  Analysis of Guaranty Fee Income and Average Effective Guaranty Fee Rate

	For the Year Ended December 31,									Variance
	2005			2004			2003			2005	2004
	Amount	Rate(1)		Amount	Rate(1)		Amount	Rate(1)		vs. 2004	vs. 2003
	(Dollars in millions)

Guaranty fee income and average effective guaranty fee rate, excluding impairment of buy-ups	$3,828	21.3	bp	$3,640	21.0	bp	$3,474	22.2	bp	5%	5%
Impairment of buy-ups	(49)	(0.3)		(36)	(0.2)		(193)	(1.2)		36	(81)

Guaranty fee income and average effective guaranty fee rate	$3,779	21.0	bp	$3,604	20.8	bp	$3,281	21.0	bp	5%	10%

Average outstanding Fannie Mae MBS and other guaranties(2)	$1,797,547			$1,733,060			$1,564,812			4%	11%
Fannie Mae MBS issues(3)	510,138			552,482			1,220,066			(8)	(55)

(1)	Presented in basis points and calculated based on guaranty fee income components divided by average outstanding Fannie Mae MBS and other guaranties.

(2)	Other guaranties include $19.2 billion, $14.7 billion and $12.8 billion as of December 31, 2005, 2004 and 2003, respectively, related to long-term standby commitments and credit enhancements.

(3)	Reflects unpaid principal balance of MBS issued and guaranteed by us, including mortgage loans held in our portfolio that we securitize and MBS issues during the period that we acquire for our portfolio.

Guaranty fee income of $3.8 billion for 2005 was up approximately 5% over 2004, primarily due to a 4% increase in average outstanding Fannie Mae MBS and other guaranties. Guaranty fee income of $3.6 billion for 2004 was up 10% over 2003, primarily due to an 11% increase in average outstanding Fannie Mae MBS and other guaranties. Our average effective guaranty fee rate, which includes the effect of buy-up impairments, remained essentially unchanged during the three-year period at 21.0 basis points in 2005, 20.8 basis points in 2004, and 21.0 basis points in 2003.

Growth in outstanding Fannie Mae MBS depends largely on the volume of mortgage assets made available for securitization and our assessment of the credit risk and pricing dynamics of these mortgage assets. Growth in outstanding Fannie Mae MBS slowed in 2004 and 2005 as compared to 2003, reflecting the impact of a decline in mortgage originations from the record level of $3.9 trillion in 2003 that fueled growth in Fannie Mae MBS issuances to a record level of $1.2 trillion. In addition, the product mix in the primary mortgage market began to shift in 2004 as the share of originations of lower credit quality loans, loans with reduced documentation and loans to fund investor properties increased. At the same time, originations of traditional mortgages, such as conventional fixed-rate loans, which historically have represented the majority of our business volume, decreased. Competition from private-label issuers, which have been a significant source of funding for these mortgage products, reduced our market share and level of MBS issuances. This trend continued in 2006; however, we began to increase our participation in these product types where we concluded that it would be economically advantageous or that it would contribute to our mission objectives.

Our average effective guaranty fee rate, excluding the effect of buy-up impairments, was 21.3 basis points in 2005, 21.0 basis points in 2004 and 22.2 basis points in 2003. Mortgage interest rates were higher in 2005 and 2004 relative to 2003, which reduced the rate of prepayments thereby increasing the average expected life of the underlying assets of outstanding Fannie Mae MBS. As a result, amortization of the deferred guaranty obligations into income slowed during 2005 and 2004, resulting in a reduced average effective guaranty fee rate compared with 2003. The increase in the average expected life of outstanding Fannie Mae MBS also caused the value of our buy-up assets to increase. Consequently, we recognized substantially less buy-up impairment in 2005 and 2004 than in 2003.

Fee and Other Income

Fee and other income includes transaction fees, technology fees, multifamily fees and foreign exchange gains and losses. Transaction and technology fees are largely driven by business volume, while foreign currency exchange gains and losses are driven by fluctuations in exchange rates on our foreign-denominated debt. Fee and other income totaled $1.5 billion, $404 million and $340 million in 2005, 2004 and 2003, respectively. The increase in fee and other income in 2005 from 2004 was primarily due to exchange gains recorded in 2005 on our foreign-denominated debt that stemmed from a strengthening of the U.S. dollar relative to the Japanese yen. We recorded foreign currency exchange gains of $625 million in 2005 versus losses of $304 million in 2004 that were offset by corresponding net losses and gains on foreign currency swaps, which are recognized in our consolidated statements of income as a component of “Derivatives fair value gains (losses), net.” We eliminate our exposure to fluctuations in foreign exchange rates by entering into foreign currency swaps to convert foreign-denominated debt to U.S. dollars. The increase in fee and other income in 2004 from 2003 was primarily due to a reduction in net foreign currency exchange losses, which more than offset a decline in transaction and technology fees that resulted from reduced business volumes.

Investment Losses, Net

Investment losses, net includes other-than-temporary impairment on AFS securities, lower-of-cost-or-market adjustments on HFS loans, gains and losses recognized on the securitization of loans from our portfolio and the sale of securities, unrealized gains and losses on trading securities and other investment losses. Investment gains and losses may fluctuate significantly from period to period depending upon our portfolio investment and securitization activities, changes in market conditions that may result in fluctuations in the fair value of trading securities, and other-than-temporary impairment. Table 7 summarizes the components of investment gains and losses for 2005, 2004 and 2003.

Table 7:  Investment Losses, Net

	For the Year Ended December 31,
	2005	2004	2003
	(Dollars in millions)

Other-than-temporary impairment on AFS securities(1)	$(1,246)	$(389)	$(733)
Lower-of-cost-or-market adjustments on HFS loans	(114)	(110)	(370)
Gains (losses) on Fannie Mae portfolio securitizations, net	259	(34)	(13)
Gains on sale of investment securities, net	225	185	87
Unrealized (losses) gains on trading securities, net	(415)	24	(97)
Other investment losses, net	(43)	(38)	(105)

Investment losses, net	$(1,334)	$(362)	$(1,231)

(1)	Excludes other-than-temporary impairment on guaranty assets and buy-ups as these amounts are recognized as a component of guaranty fee income.

Other-than-Temporary Impairment on Available-for-Sale Securities

We periodically evaluate AFS securities for other-than-temporary impairment. Other-than-temporary impairment occurs when we determine that it is probable we will be unable to collect all of the contractual principal and interest payments of a security or if we do not have the ability and intent to hold the security until it recovers to its carrying amount. We consider many factors in assessing other-than-temporary impairment, including the severity and duration of the impairment, recent events specific to the issuer and/or the industry to which the issuer belongs, external credit ratings and recent downgrades, as well as our ability and intent to hold such securities until recovery. When we either decide to sell a security in an unrealized loss position and do not expect the fair value of the security to fully recover prior to the expected time of sale or determine that a security in an unrealized loss position may be sold in future periods prior to recovery of the impairment, we identify the security as other-than-temporarily impaired in the period that the decision to sell or determination that the security may be sold is made. For all other securities in an unrealized loss position resulting primarily from increases in interest rates, we have the positive intent and ability to hold such securities until the earlier of full recovery or maturity. We provide additional detail on our assessment of other-than-temporary impairment in “Notes to Consolidated Financial Statements—Note 1, Summary of Significant Accounting Policies.”

We recognized other-than-temporary impairment on AFS securities totaling $1.2 billion, $389 million and $733 million in 2005, 2004 and 2003, respectively, primarily related to our investments in mortgage-related securities held in our portfolio, interest-only securities, manufactured housing securities, and other non-mortgage investment securities. These impairment amounts are reflected in the results of our Capital Markets group and detailed below.

Other-than-temporary impairment on mortgage-related securities held in our portfolio totaled $1.2 billion, $285 million and $23 million in 2005, 2004 and 2003, respectively. The rising interest rate environment in 2005 caused an overall decline in the fair value of our mortgage-related securities below the carrying value. We generally view changes in the fair value of our mortgage-related securities caused by movements in interest rates to be temporary. The $1.2 billion in other-than-temporary impairment that we recognized in 2005 related to securities totaling approximately $72.7 billion that we wrote down to fair value because we sold these securities before the interest rate impairments recovered. Of the $72.7 billion in securities for which we recorded other-than-temporary impairment in 2005, we sold $46.2 billion in 2005, $12.8 billion in 2006 and $13.7 billion in the first quarter of 2007. We did not recognize other-than-temporary impairment on the remaining mortgage-related securities in our portfolio that were in unrealized loss positions during 2005 because we have the intent and ability to hold these securities until the interest rate impairments recover. The continued upward trend in interest rates during 2006 caused a further decline in the fair value of our mortgage-related securities, which is likely to result in our recognition of material other-than-temporary impairment charges in 2006 for impaired securities that we sold prior to recovery of the impairment.

The other-than-temporary impairment on mortgage-related securities recognized in 2004 primarily related to certain securities with unrealized losses as of December 31, 2004 that we identified for possible sale in 2005 to comply with OFHEO’s directive that we achieve a 30% surplus over our statutory minimum capital requirement by September 30, 2005.

We are required to write down the cost basis of our investments in interest-only securities to fair value when there is both a decline in fair value below the carrying amount and an adverse change in expected cash flows. We then recognize the write-down in earnings and establish a new cost basis for the security. Decreases in mortgage interest rates cause the expected lives of these securities to shorten, which decreases the expected cash flows and fair value of the securities. Mortgage interest rates reached historic lows in mid-2003 before beginning to increase during the second half of 2003 and 2004. While mortgage interest rates generally trended up in 2004 and 2005, they were somewhat volatile with periodic declines over the course of each year. We recognized other-than-temporary impairment of $19 million, $49 million and $78 million on mortgage-related interest-only securities in 2005, 2004 and 2003, respectively. The upward trend in interest rates in 2005 and 2004 resulted in lower impairment amounts during those years relative to 2003 when interest rates fell to historic lows. Periodic declines in interest rates could result in additional future impairments on our interest-only securities.

Beginning in 2002 and continuing in 2003, there was a significant weakening in the manufactured housing sector. As a result, certain manufactured housing servicers began to experience financial difficulties, triggering deterioration in the credit quality of certain securities as evidenced by credit downgrades and a considerable decline in fair value. Other-than-temporary impairment on our investments in manufactured housing securities totaled $15 million, $55 million and $511 million in 2005, 2004 and 2003, respectively.

We recognized other-than-temporary impairment on non-mortgage investment securities totaling $21 million, $2 million and $139 million in 2005, 2004 and 2003, respectively. The other-than-temporary impairment charge in 2005 related to corporate debt obligations. The other-than-temporary impairment charge in 2003 was largely attributable to our investments in certain aircraft lease securities, which suffered a decline in value due to the downturn in the airline industry. We completed the sale of all of our aircraft lease securities in 2005 and did not record any other-than-temporary impairment on these securities in 2005 or 2004.

We may subsequently recover other-than-temporary impairment amounts we record on securities if we collect all of the contractual principal and interest payments due or if we sell the security at an amount greater than the adjusted cost basis of the security.

Lower-of-Cost-or-Market Adjustments on Held-for-Sale Loans

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

We recorded losses related to LOCOM adjustments totaling $114 million, $110 million and $370 million in 2005, 2004 and 2003, respectively. The slight increase in 2005 as compared to 2004 relates to higher interest rates during the period, which reduced the value of our HFS loans and resulted in higher LOCOM adjustments. In 2003, we purchased a significant volume of mortgage loans in response to the record level of mortgage originations in the primary market as mortgage interest rates reached record lows in the first half of 2003. An increase in interest rates in the second half of 2003 reduced the value of our HFS loans, resulting in a significantly higher amount of LOCOM adjustments in 2003 as compared with 2004.

Gains (Losses) on Fannie Mae Portfolio Securitizations, Net

Portfolio securitizations involve the transfer of mortgage loans or mortgage-related securities from our balance sheet to a trust to create Fannie Mae MBS (whether in the form of single-class Fannie Mae MBS, REMICs or other types of beneficial interests). We may retain an interest in the assets transferred to a trust in a portfolio securitization by receiving a portion of the resulting issued securities. If the transfer qualifies as a sale under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125) (“SFAS 140”), we determine the gain (loss) on sale by allocating the carrying value of the financial assets sold and the interests retained based on their relative estimated fair values. The gain (loss) we recognize is the difference between the cash proceeds from the sale, net of any liabilities assumed, and the cost allocated to the financial assets sold. The timing of the recognition of the gain (loss) is dependent upon meeting specific accounting criteria. As a result, the gain (loss) on sale may be recorded in a different accounting period than the period in which the securitization is completed. In addition, we may securitize financial assets in a different accounting period than the period in which the financial assets were purchased. See “Notes to Consolidated Financial Statements—Note 1, Summary of Significant Accounting Policies” and “Notes to Consolidated Financial Statements—Note 6, Portfolio Securitizations” for additional information on our accounting for Fannie Mae portfolio securitizations.

Gains or losses on Fannie Mae portfolio securitizations in any given period are primarily affected by the level of securitization activity, the carrying amount of the financial assets sold, and changes in interest rates and prices from the time the financial assets are purchased until the completion of the securitization. We may record losses on portfolio securitizations because we are required to recognize a liability for the fair value of our guaranty obligation in determining the gain or loss on the sale. Cash proceeds from portfolio securitizations totaled $55.0 billion, $12.3 billion and $7.2 billion in 2005, 2004 and 2003, respectively, and we recognized net gains on these transactions of $259 million in 2005 and net losses of $34 million and $13 million in 2004 and 2003, respectively.

Gains on Sale of Investment Securities, Net

Gains and losses on the sale of investment securities in any given period are primarily affected by the volume of sales and changes in interest rates and prices from the time the securities are purchased until the time they are sold. We recorded net gains of $225 million, $185 million and $87 million in 2005, 2004 and 2003, respectively, primarily related to the sale of securities totaling $113.6 billion, $18.4 billion and $24.7 billion, respectively.

We began to increase the level of sales from our mortgage portfolio beginning in the latter part of 2004. Competition for mortgage assets during 2005 generally increased the number of economically attractive opportunities to sell certain mortgage assets, resulting in a sizeable increase in portfolio sales during 2005. These sales were aligned with our need to lower portfolio balances to achieve our capital plan objectives.

Unrealized Gains (Losses) on Trading Securities, Net

Trading securities are carried at fair value with unrealized gains and losses recorded in earnings. We expect unrealized gains and losses on trading securities to fluctuate each period with changes in volumes, interest rates and market prices. Generally, increases in medium- and long-term interest rates result in losses on mortgage-related securities classified as trading and decreases in interest rates result in gains. We recorded net unrealized losses on trading securities of $415 million in 2005, net unrealized gains of $24 million in 2004 and net unrealized losses of $97 million in 2003. The increase in medium- and long-term interest rates during 2005 caused the fair value of our trading securities to decline, resulting in significant unrealized losses for the year. We experienced unrealized gains on trading securities during 2004 due to the modest decrease in long-term interest rates from the end of 2003 to the end of 2004. In 2003, an increase in interest rates in the second half of the year resulted in unrealized losses for the year.

Derivatives Fair Value Losses, Net

We record all derivatives as either assets or liabilities in the consolidated balance sheets at estimated fair value and recognize changes in fair value in our consolidated statements of income. Changes in the fair value of our derivatives, including mortgage commitments, resulted in losses of $4.2 billion, $12.3 billion and $6.3 billion in 2005, 2004 and 2003, respectively. Included in these derivatives fair value loss amounts are net contractual interest expense accruals on interest rate swaps totaling $1.3 billion, $5.0 billion and $6.4 billion in 2005, 2004 and 2003, respectively, which we consider to be part of the cost of funding our mortgage investments. Had we elected to fund our mortgage investments with long-term fixed-rate debt instead of a combination of short-term variable-rate debt and interest rate swaps, the expense related to our interest rate swap accruals would have been reflected as interest expense instead of as a component of our derivatives fair value losses.

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

While we use debt instruments as the primary means to fund our mortgage investments and manage our interest rate risk exposure, we supplement our issuance of debt with interest rate-related derivatives to manage the prepayment and duration risk inherent in our mortgage investments. As an example, by combining a pay-

fixed swap with short-term variable-rate debt, we can achieve the economic effect of converting short-term variable-rate debt into long-term fixed-rate debt. By combining a pay-fixed swaption with short-term variable-rate debt, we can achieve the economic effect of converting short-term variable-rate debt into long-term callable debt. The cost of derivatives used in our management of interest rate risk is an inherent part of the cost of funding and hedging our mortgage investments and is economically similar to the interest expense that we recognize on the debt we issue to fund our mortgage investments. However, because we do not apply hedge accounting to our derivatives, the fair value gains or losses on our derivatives, including the periodic net contractual interest expense accruals on our swaps, are reported as “Derivatives fair value losses, net” in our consolidated statements of income rather than as interest expense.

Our derivatives consist primarily of over-the-counter (“OTC”) contracts and commitments to purchase and sell mortgage assets that are valued using a variety of valuation models. The valuation model that we select to estimate the fair value of our derivatives requires assumptions and inputs, such as market prices, yield curves and measures of interest rate volatility, which may require judgment. Accordingly, we have identified the estimation of the fair value of our derivatives as a critical accounting policy, which we discuss further in “Critical Accounting Policies and Estimates—Fair Value of Financial Instruments—Sensitivity Analysis for Risk Management Derivatives” and “Notes to Consolidated Financial Statements—Note 18, Fair Value of Financial Instruments.” The primary factors affecting changes in the fair value of our derivatives include the following:

•	Changes in the level of interest rates: Because our derivatives portfolio as of December 31, 2005, 2004 and 2003 predominately consisted of pay-fixed swaps, we typically reported declines in fair value as interest rates decreased and increases in fair value as interest rates increased. As part of our economic hedging strategy, these derivatives, in combination with our debt issuances, are intended to offset changes in the fair value of our mortgage assets, which tend to increase in value when interest rates decrease and, conversely, decrease in value when interest rates rise.

•	Implied interest rate volatility: We purchase option-based derivatives to economically hedge the embedded prepayment option in our mortgage investments. A key variable in estimating the fair value of option-based derivatives is implied volatility, which reflects the market’s expectation about the future volatility of interest rates. Assuming all other factors are held equal, including interest rates, a decrease in implied volatility would reduce the fair value of our derivatives and an increase in implied volatility would increase the fair value. The time remaining until our option-based derivatives expire is another important factor that affects the fair value. As the remaining life of an option shortens, the time value decreases and becomes less sensitive to changes in implied interest rate volatility. Time value is the amount by which the price of the option exceeds its intrinsic value.

•	Changes in our derivative activity: As interest rates change, we are likely to take actions to rebalance our portfolio to manage our interest rate exposure. As interest rates decrease, expected mortgage prepayments are likely to increase, which reduces the duration of our mortgage investments. In this scenario, we generally will rebalance our existing portfolio to manage this risk by terminating pay-fixed swaps or adding receive-fixed swaps, which shortens the duration of our liabilities. Conversely, when interest rates increase and the duration of our mortgage assets increases, we are likely to rebalance our existing portfolio by adding pay-fixed swaps that have the effect of extending the duration of our liabilities. We also add derivatives in various interest rate environments to hedge the risk of incremental mortgage purchases that we are not able to accomplish solely through our issuance of debt securities.

The following tables show the impact of derivatives on our consolidated statements of income and consolidated balance sheets. Table 8 provides an analysis of changes in the estimated fair value of the net derivative asset (liability), excluding mortgage commitments, recorded in our consolidated balance sheets during the periods December 31, 2005, 2004 and 2003, including the components of the derivatives fair value gains (losses) recorded in our consolidated statements of income. As indicated in Table 8, we recorded a net derivative asset, excluding mortgage commitments, of $4.4 billion and $5.4 billion in our consolidated balance sheets as of December 31, 2005 and 2004, respectively. The general effect on our consolidated financial statements of the changes in the estimated fair value of our derivatives shown in this table is described following the table.

Table 8:  Changes in Risk Management Derivative Assets (Liabilities) at Fair Value, Net(1)

	As of December 31,
	2005	2004	2003
	(Dollars in millions)

Beginning net derivative asset (liability)(2)	$5,432	$3,988	$(3,365)
Effect of cash payments:
Fair value at inception of contracts entered into during the period(3)	846	2,998	5,221
Fair value at date of termination of contracts settled during the period(4)	879	4,129	1,520
Periodic net cash contractual interest payments	1,632	6,526	5,365

Total cash payments	3,357	13,653	12,106

Income statement impact of recognized amounts:
Periodic net contractual interest expense accruals on interest rate swaps	(1,325)	(4,981)	(6,363)
Net change in fair value during the period	(3,092)	(7,228)	1,610

Derivatives fair value losses, net(5)	(4,417)	(12,209)	(4,753)

Ending derivative asset(2)	$4,372	$5,432	$3,988

Derivatives fair value gains (losses) attributable to:
Periodic net contractual interest expense accruals on interest rate swaps	$(1,325)	$(4,981)	$(6,363)
Net change in fair value of terminated derivative contracts from end of prior year to date of termination	(1,434)	(4,096)	(1,103)
Net change in fair value of outstanding derivative contracts, including derivative contracts entered into during the period	(1,658)	(3,132)	2,713

Derivatives fair value losses, net(5)	$(4,417)	$(12,209)	$(4,753)

(1)	Excludes mortgage commitments.

(2)	Represents the net of “Derivative assets at fair value” and “Derivative liabilities at fair value” recorded in our consolidated balance sheets, excluding mortgage commitments.

(3)	Primarily includes upfront premiums paid on option contracts, which totaled $853 million, $3.0 billion and $5.1 billion in 2005, 2004 and 2003, respectively. Also includes upfront cash paid or received on other derivative contracts. Additional detail on option premium payments provided in Table 9.

(4)	Primarily represents cash paid upon termination of derivative contracts. The weighted average life in years at termination was approximately 15.5 years, 8.1 years and 6.7 years for contracts terminated in 2005, 2004 and 2003, respectively. The fair value at date of termination of contracts settled during 2002 totaled $7.6 billion and had a weighted average life at termination of approximately 5.2 years.

(5)	Reflects net derivatives fair value losses recognized in the consolidated statements of income, excluding mortgage commitments.

Amounts presented in Table 8 have the following effect on our consolidated financial statements:

•	Cash payments made to purchase options (purchased options premiums) increase the derivative asset recorded in the consolidated balance sheets.

•	Cash payments to terminate and/or sell derivative contracts reduce the derivative liability recorded in the consolidated balance sheets.

•	Periodic interest payments on our interest rate swap contracts also reduce the derivative liability as we accrue these amounts based on the contractual terms and recognize the accrual as an increase to the net derivative liability recorded in the consolidated balance sheets. The corresponding offsetting amount is recorded as expense and included as a component of derivatives fair value losses in the consolidated statements of income.

•	Changes in the estimated fair value of our derivatives that result in a loss are recorded as an increase to the derivative liability or as a decrease to the derivative asset recorded in the consolidated balance sheets. The corresponding offsetting amount is recorded as a component of derivatives fair value losses in the consolidated statements of income.

•	Changes in the estimated fair value of our derivatives that result in a gain are recorded as a decrease to the derivative liability or as an increase to the derivative asset recorded in the consolidated balance sheets. The corresponding offsetting amount is recorded as a component of derivatives fair value gains in the consolidated statements of income.

The upfront premiums we pay to enter into option contracts primarily relate to swaption agreements, which give us the right to enter into a specific swap for a defined period of time at a specified rate. We can exercise the option up to the designated date. Table 9 below provides information on our option activity during 2005 and the amount of outstanding options as of December 31, 2005 based on the original premiums paid.

Table 9:  Purchased Options Premiums(1)

		Original
	Original	Weighted	Remaining
	Premium	Average Life	Weighted
	Payments	to Expiration	Average Life
	(Dollars in millions)

Outstanding options as of December 31, 2004	$13,230	5.6 years	4.0 years
Purchases(2)	853
Exercises	(1,027)
Expirations	(1,398)

Outstanding options as of December 31, 2005	$11,658	6.5 years	4.3 years

(1)	As of December 31, 2003, the estimated amount of outstanding options based on the original premiums paid, the original weighted average life to expiration and the remaining weighted average life were $12.5 billion, 4.8 years and 3.7 years, respectively. As of December 31, 2002, the estimated amount of outstanding options based on the original premiums paid, the original weighted average life to expiration and the remaining weighted average life were $9.4 billion, 3.3 years and 2.8 years, respectively.
(2)	Amount of purchases is included in Table 8 as a component of the line item “Fair value at inception of contracts entered into during the period.” Purchases for 2004 and 2003 are included in Footnote 3 of Table 8.

Table 10 provides additional detail on the derivatives fair value gains and losses recognized in our consolidated statements of income for 2005, 2004 and 2003 by type of derivative instrument. The 5-year interest rate swap rate, which is shown below in Table 10 as of the end of each quarter for the respective years, is a key reference interest rate affecting the estimated fair value of these derivatives.

Table 10:  Derivatives Fair Value Gains (Losses), Net

	For the Year Ended December 31,
	2005	2004	2003
	(Dollars in millions)

Risk management derivatives:
Swaps:
Pay-fixed	$549	$(10,640)	$(4,269)
Receive-fixed	(1,118)	3,917	1,849
Basis swaps	(2)	51	(1)
Foreign currency swaps	(673)	379	695
Swaptions:
Pay-fixed	(1,393)	(3,841)	387
Receive-fixed	(2,071)	(1,913)	(3,047)
Interest rate caps	283	(140)	(339)
Other(1)	8	(22)	(28)

Risk management derivatives fair value losses, net	(4,417)	(12,209)	(4,753)
Mortgage commitment derivatives fair value gains (losses), net(2)	221	(47)	(1,536)

Total derivatives fair value losses, net	$(4,196)	$(12,256)	$(6,289)

	2005	2004	2003

5-year swap rate:
Quarter ended March 31	4.63%	3.17%	3.18%
Quarter ended June 30	4.15	4.30	2.76
Quarter ended September 30	4.66	3.81	3.24
Quarter ended December 31	4.88	4.02	3.64

(1)	Includes MBS options, forward starting debt, forward purchase and sale agreements, swap credit enhancements, mortgage insurance contracts and exchange-traded futures.

(2)	The subsequent recognition in our consolidated statements of income associated with cost basis adjustments that we record upon the settlement of mortgage commitments accounted for as derivatives resulted in expense of approximately $870 million, $541 million and $883 million in 2005, 2004 and 2003, respectively. These amounts are reflected in our consolidated statements of income as a component of either “Net interest income” or “Investment losses, net.”

Table 11 provides additional detail on the estimated fair value of derivatives recorded in our consolidated balance sheets and the related outstanding notional amount by derivative instrument type as of December 31, 2005 and 2004. We describe our risk management derivative activity in “Risk Management—Interest Rate Risk Management and Other Market Risks.” We describe our credit exposure on our risk management derivatives in “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management.”

Table 11:  Notional and Fair Value of Derivatives

	As of December 31,
	2005		2004
		Estimated		Estimated
	Notional	Fair	Notional	Fair
	Amount	Value(1)	Amount	Value(1)
	(Dollars in millions)

Risk management derivatives:
Swaps:
Pay-fixed	$188,787	$(2,954)	$142,017	$(6,687)
Receive-fixed	123,907	(1,301)	81,193	479
Basis swaps	4,000	(2)	32,273	7
Foreign currency swaps	5,645	200	11,453	686
Swaptions:
Pay-fixed	149,405	2,270	170,705	3,370
Receive-fixed	138,595	6,202	147,570	7,711
Interest rate caps	33,000	436	104,150	638
Other(2)	776	69	733	84

Risk management derivatives excluding accrued interest	644,115	4,920	690,094	6,288
Accrued interest	—	(548)	—	(856)

Total risk management derivatives	$644,115	$4,372	$690,094	$5,432

Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	$2,081	$6	$2,118	$4
Forward contracts to purchase mortgage-related securities	17,993	62	20,059	43
Forward contracts to sell mortgage-related securities	19,120	(66)	18,423	(35)

Total mortgage commitment derivatives	$39,194	$2	$40,600	$12

(1)	Represents the net amount of “Derivative assets at fair value” and “Derivative liabilities at fair value” in the consolidated balance sheets.

(2)	Includes MBS options, swap credit enhancements, forward starting debt and the fair value of mortgage insurance contracts that are accounted for as derivatives. These mortgage insurance contracts have payment provisions that are not based on a notional amount.

As discussed above, because a significant portion of our derivatives consists of pay-fixed swaps, we expect the aggregate estimated fair value of our derivatives to decline and result in derivatives losses when interest rates decline because we are paying a higher fixed rate of interest relative to the current interest rate environment. The $8.1 billion decrease in derivative losses in 2005 from 2004 was largely attributable to the increase in interest rates during 2005, which increased the aggregate fair value of interest rate swaps and resulted in a significant reduction in the net contractual interest expense recognized on our interest rate swaps. During 2005, we experienced a decrease in the fair value of our option-based derivatives primarily due to time decay of these options and a decrease in implied volatility during 2005. Interest rates have generally trended up since the end of 2005 and remained at overall higher levels through March 2007. As a result, we expect our derivative losses in 2006 to be lower than 2005.

During 2004, there was a decrease in implied volatility that resulted in a decline in the estimated fair value of our option-based derivatives, including both our pay-fixed and receive-fixed swaptions. Although we recorded derivatives fair value losses of $12.3 billion in our consolidated statements of income due to the decrease in the estimated fair value of our derivatives, as discussed in “Supplemental Non-GAAP Information—Fair Value Balance Sheet,” the estimated fair value of our net assets (net of tax effect), excluding net capital transactions that included proceeds from the issuance of preferred stock and payment of dividends, increased by $8.9 billion in 2004. This increase was driven in part by an increase in the estimated fair value of our mortgage assets that resulted from the decrease in implied volatility.

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

In 2003, we announced the implementation of new corporate financial disciplines that resulted in our taking less interest rate exposure, which had the effect of reducing the potential for economic losses resulting from changes in interest rates but also reducing the potential for economic gains. As part of these disciplines, we committed to managing the portfolio’s duration gap within a target range of plus or minus six months substantially all of the time. Our duration gap has not exceeded plus or minus one month for any month since October 2004. We present our monthly duration gap for the period January 1, 2003 to December 31, 2005 in “Risk Management—Interest Rate Risk Management and Other Market Risks—Measuring Interest Rate Risk.” To maintain our duration gap within the tighter tolerances, we issue more callable debt, purchase more options and take rebalancing actions earlier and with greater frequency than we did prior to adopting this policy. However, the increased level of optionality provided by our callable debt and option-based derivatives generally reduces the magnitude of rebalancing actions needed for a given change in interest rates. The effects of our investment strategy, including our interest rate risk management, are reflected in changes in the estimated fair value of our net assets over time.

Debt Extinguishment Losses, Net

We call debt securities in order to reduce future debt costs as a part of our integrated interest rate risk management strategy. We also repurchase debt in order to enhance the liquidity of our debt. Debt extinguishment losses (and gains) are affected by the level of debt extinguishment activity and the price performance of our debt securities. Typically, the amount of debt repurchased has a greater impact on gains and losses recognized on debt extinguishments than the amount of debt called. Debt repurchases, unlike debt calls, may require the payment of a premium and therefore result in higher extinguishment costs. As a result, we historically have generally repurchased high interest rate debt at times (and in amounts) when we believed we had sufficient income available to absorb or offset those higher costs.

We recognized a pre-tax loss of $68 million in 2005 from the repurchase of $22.9 billion and call of $28 billion of debt. In comparison, we recognized a pre-tax loss of $152 million in 2004 from the repurchase of $4.3 billion and call of $155.6 billion of debt, and a pre-tax loss of $2.7 billion in 2003 from the repurchase of $19.8 billion and call of $188.7 billion of debt. As interest rates began to rise in 2004, we began to curb our debt repurchase activity.

Loss from Partnership Investments

We make numerous investments in limited partnerships, which primarily include investments in LIHTC partnerships that sponsor affordable housing projects. These investments assist us in achieving our affordable housing mission and also provide a return on capital by generating tax credits and net operating losses that reduce our federal income tax liability. Our partnership investments totaled approximately $9.3 billion and $8.1 billion as of December 31, 2005 and 2004, respectively. In some cases, we consolidate these entities in our financial statements. In other cases, we account for these investments using the equity method and record our share of operating losses in the consolidated statements of income as “Loss from partnership investments.” Investments we accounted for under the equity method totaled $4.5 billion and $4.2 billion as of December 31, 2005 and 2004, respectively. We provide additional information about these investments and applicable accounting in “Off-Balance Sheet Arrangements and Variable Interest Entities—LIHTC Partnership Interests.”

Loss from partnership investments, net, accounted for under the equity method totaled $849 million, $702 million and $637 million in 2005, 2004 and 2003, respectively. The increase in losses in each year was primarily due to our increased level of LIHTC partnership investments. In March 2007, we sold a portfolio of investments in LIHTC partnerships totaling approximately $676 million in LIHTC credits. These equity interests represented less than 10% of our overall LIHTC portfolio. We may sell LIHTC investments in the future if we believe that the economic return from the sale will be greater than the benefit we would receive from continuing to hold these investments. However, we view these investments as a significant channel for advancing our affordable housing mission and expect to continue to invest in LIHTC partnerships, which we expect will generate additional net operating losses and tax credits in the future. For more information on tax credits associated with our LIHTC investments, refer to “Provision for Federal Income Taxes” below.

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

The provision for credit losses increased to $441 million in 2005, an increase of $89 million, or 25%, from the provision in 2004. We recorded a provision for credit losses of $106 million in 2005 for single-family and multifamily properties affected by Hurricane Katrina. We initially estimated for the Gulf Coast Hurricanes Katrina and Rita a range of after-tax losses of $250 million to $550 million (pre-tax range of $385 million to $846 million). However, as more information became available, we determined that property damage was less extensive than had been previously estimated, the amount of insurance recoveries were greater than previously expected, and Hurricane Rita did not have a significant impact on our credit losses. Because we had information regarding the probable amount of this existing loss contingency available to us prior to issuing our 2005 consolidated financial statements, we were required to record the most recent estimated loss amount of $106 million in the period it arose based on information available at the time of the issuance of the consolidated financial statements. We also increased our provision for credit losses as a result of our adoption of Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”). Under SOP 03-3, we are required to record loans we purchase from Fannie Mae MBS trusts due to default at fair value because these loans have deteriorated in credit quality since origination. The excess of the purchase price over the fair value, if any, is recorded as a charge to “Reserve for guarantee losses” in the consolidated balance sheet.

The provision for credit losses decreased slightly to $352 million in 2004, down $13 million, or 4%, from 2003. An observed trend of reduced levels of recourse proceeds from lenders on charged-off loans had the effect of increasing the provision for credit losses in 2004; however, lower than anticipated charge-offs more than offset this increase, leading to a slight reduction in the provision compared to 2003.

We provide additional detail on credit losses and factors affecting our allowance for loan losses and reserve for guaranty losses in “Risk Management—Credit Risk Management—Mortgage Credit Risk Management” and “Critical Accounting Policies and Estimates—Allowance for Loan Losses and Reserve for Guaranty Losses.”

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

We recorded foreclosed property income of $13 million in 2005, expense of $11 million in 2004 and income of $12 million in 2003. The acceleration of home prices during this period helped to mitigate our foreclosure losses and resulted in gains on the sale of certain REO properties. The slowdown in the housing market during 2006 and the first quarter of 2007 has resulted in substantially lower home price appreciation and home price declines in some regions, which is likely to increase the level of foreclosures as well as our loss severity rates. As a result, we expect our credit losses to increase for 2006 and 2007. We provide additional detail on our management of credit losses, including foreclosed property expense, in “Risk Management—Credit Risk Management—Mortgage Credit Risk Management.”

Administrative Expenses

Administrative expenses include costs incurred to run our daily operations, such as salaries and employee benefits, professional services, occupancy expense and technology expenses. Administrative expenses totaled $2.1 billion in 2005, up $459 million, or 28%, over 2004, primarily related to costs associated with our restatement and related regulatory examinations, investigations and litigation defense, which totaled approximately $570 million in 2005. Administrative expenses totaled $1.7 billion in 2004, up $202 million, or 14%, over 2003, primarily due to the write off of $159 million of software that had been previously capitalized in conjunction with the reengineering of our core technology infrastructure.

Costs associated with the restatement process and related regulatory examinations, investigations and litigation defense also significantly increased our administrative expenses in 2006. Further increasing our administrative expenses in 2006 were costs attributable to or associated with the preparation of our consolidated financial statements and periodic SEC financial reports for periods through 2004, as well as control remediation activities and increased headcount to support these efforts. Administrative expenses totaled an estimated $3.1 billion in 2006, of which approximately $850 million was attributable to the restatement process and related regulatory examinations, investigations and litigation defense and approximately $200 million was attributable to or associated with the preparation of our financial statements for periods subsequent to 2004. We anticipate that the costs associated with the preparation of our post-2004 consolidated financial statements and periodic SEC reports will continue to have a substantial impact on administrative expenses at least until we are current in filing our periodic financial reports with the SEC.

We have recently implemented cost-cutting measures in an effort to reduce our administrative expenses for future periods, which we expect will reduce our administrative expenses by approximately $200 million for 2007 as compared with 2006. We also expect to reduce our administrative expenses, excluding costs associated with returning to timely financial reporting, to approximately $2 billion per year in 2008. This amount is significantly higher than our historical level of administrative expenses because of the significant investment we have made to remediate material weaknesses in our internal controls by enhancing our organizational structure and systems.

Other Expenses

Other expenses include credit enhancement expenses that relate to costs associated with the purchase of additional mortgage insurance to protect against credit losses, regulatory penalties and other miscellaneous expenses. Other expenses totaled $251 million, $607 million and $156 million in 2005, 2004 and 2003, respectively. The decrease in 2005 as well as the increase in 2004 over 2003 primarily stems from the recognition in 2004 of the $400 million civil penalty that we paid to the U.S. Treasury in 2006 pursuant to our settlements with OFHEO and the SEC.

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

Our effective income tax rate, excluding the provision for taxes related to extraordinary amounts and the cumulative effect of change in accounting principle, was reduced below the 35% statutory rate to 17%, 17% and 24% in 2005, 2004 and 2003, respectively. The difference between the statutory rate and our effective tax rate is primarily due to the tax benefits we receive from our investments in LIHTC partnerships that help in supporting our affordable housing mission. As disclosed in “Notes to Consolidated Financial Statements—Note 10, Income Taxes,” our effective tax rate would have been 30%, 32% and 31% in 2005, 2004 and 2003, respectively, had we not received the tax benefits from our investments in LIHTC partnerships.

The variance in our effective income tax rate over the past three years is primarily due to the combined effect of fluctuations in our pre-tax income, which affects the relative tax benefit of tax-exempt income and tax credits, and an increase in the actual dollar amount of tax credits. Our effective income tax rate may vary from period to period, depending on, among other factors, our earnings and the level of tax credits. We expect tax credits resulting from our investments in LIHTC partnerships to grow in the future, which is likely to reduce our effective tax rate assuming we are able to use all of the tax credits generated. The extent to which we are able to use all of the tax credits generated by existing or future investments in housing tax credit partnerships to reduce our federal income tax liability will depend on the amount of our future federal income tax liability, which we cannot predict with certainty. In addition, our ability to use tax credits in any given year may be limited by the corporate alternative minimum tax rules, which ensure that corporations pay at least a minimum amount of federal income tax annually. For 2005, we were not able to use all the tax credits we received because our income tax liability, after applying all such credits, would have been reduced below the minimum tax amount. We were able to apply a portion of these unused credits to reduce our income tax liability for 2004. We expect to use the remainder in future years, to the extent permissible, and may evaluate selling any potential unusable tax credits if we determine that we can generate a greater economic return from selling versus holding certain LIHTC investments.

We recorded a net deferred tax asset of $7.7 billion and $6.1 billion as of December 31, 2005 and 2004, respectively. We have not recorded a valuation allowance against our net deferred tax asset as we anticipate it is more likely than not that the results of future operations will generate sufficient taxable income to realize the entire tax benefit.

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

BUSINESS SEGMENT RESULTS

Table 12 provides a summary of the financial results for each of our business segments for the years ended December 31, 2005, 2004 and 2003.

Table 12:  Business Segment Results Summary

				Increase (Decrease)
	For the Year Ended December 31,			2005 vs. 2004		2004 vs. 2003
	2005	2004	2003	$	%	$	%
	(Dollars in millions)

Revenues:(1)
Single-Family Credit Guaranty	$5,805	$5,153	$4,994	$652	13%	$159	3%
Housing and Community Development	743	538	398	205	38	140	35
Capital Markets	43,601	46,135	47,293	(2,534)	(5)	(1,158)	(2)

Total	$50,149	$51,826	$52,685	$(1,677)	(3)%	$(859)	(2)%

Net income:
Single-Family Credit Guaranty	$2,889	$2,514	$2,481	$375	15%	$33	1%
Housing and Community Development	462	337	286	125	37	51	18
Capital Markets	2,996	2,116	5,314	880	42	(3,198)	(60)

Total	$6,347	$4,967	$8,081	$1,380	28%	$(3,114)	(39)%

	As of December 31,
	2005	2004

Total assets:
Single-Family Credit Guaranty	$12,871	$11,543	$1,328	12%
Housing and Community Development	11,829	10,166	1,663	16
Capital Markets Group	809,468	999,225	(189,757)	(19)

Total	$834,168	$1,020,934	$(186,766)	(18)%

(1)	Includes interest income, guaranty fee income, and fee and other income.

We use various methodologies to allocate certain balance sheet and income statement amounts between operating segments. For a description of our allocation methodologies and more financial detail on our business segments, see “Notes to Consolidated Financial Statements—Note 14, Segment Reporting.” Following is an analysis and discussion of the performance of our business segments.

Single-Family Credit Guaranty Business

Our Single-Family Credit Guaranty business generated net income of $2.9 billion, $2.5 billion and $2.5 billion in 2005, 2004 and 2003, respectively. The primary source of revenue for our Single-Family business is guaranty fee income. Other sources of revenue include technology and other fees and interest income. Expenses primarily include administrative expenses and credit-related expenses, including the provision for credit losses.

Net income for the Single-Family business segment increased by $375 million or 15% in 2005 from 2004, primarily due to higher interest income and guaranty fee income offset by an increase in our provision for credit losses and administrative expenses. Interest income earned on cash flows from the date of the remittance by servicers to us until the date of distribution by us to MBS certificate holders, commonly referred to as float income, increased by $282 million as a result of higher short-term interest rates throughout 2005. Guaranty fee income for 2005 increased slightly from 2004 as the average single-family mortgage credit book of business increased 3%. The average effective guaranty fee rate remained essentially unchanged from year to year.

Expenses increased 13% in 2005 due in part to the segment’s allocation of a portion of the costs associated with our restatement and related matters.

The provision for credit losses increased by 46% to $454 million in 2005, primarily attributable to our provision for credit losses related to Hurricane Katrina and our implementation of SOP 03-3. The provision for credit losses includes $105 million associated with Hurricane Katrina. As discussed further in “Risk Management—Mortgage Credit Risk Management—Credit Losses”, we have reduced and refined the initial estimate of the potential impact of Hurricane Katrina that we disclosed in 2005. This reduction results from several factors, including the liquidation of a number of the loans relating to flooded properties from our mortgage portfolio that resulted in no losses, the amount of insurance recoveries being greater than previously expected on the flooded properties and reduced delinquencies for affected loans within the flood-damaged areas.

Net income for the Single-Family business segment remained essentially unchanged in 2004 from 2003, with an increase in guaranty fee income offset by lower fee and other income, and higher expenses. Guaranty fee income increased by 6% in 2004 from 2003, primarily due to growth in average single-family mortgage credit book of business in 2004. The average effective guaranty fee rate on single-family Fannie Mae MBS remained essentially unchanged in 2004 as compared to 2003. This increase in guaranty fee income was offset primarily by an increase in other expenses in 2004 due to the allocation of a portion of the $400 million civil penalty paid to the U.S. Treasury in connection with our settlements with the SEC and OFHEO; and a decline in fee and other income due to reduced fees from technology-related transactions resulting from reduced transaction volume.

Our credit losses remained low in 2005 and 2004. The rapid acceleration in home prices during the period from 1999 to 2005, combined with our use of credit enhancements, helped to mitigate our credit losses. Our conventional single-family serious delinquency rate increased to 0.79% in December 2005, compared with 0.63% in December 2004, as a result of Hurricane Katrina in 2005. Our conventional single-family serious delinquency rate subsequently improved as a result of the factors described above, dropping to 0.65% in December 2006. As a result of the significant slowdown in home price appreciation during 2006 and our belief that home prices could decline modestly in 2007, we expect credit losses will increase in future periods.

During 2005 and 2004, there was intense competition for the purchase of mortgage assets by a growing number of mortgage investors through a variety of investment vehicles and structures. During these years, in a steeper interest rate curve environment and with a variety of new mortgage products being introduced and accepted by investors, consumers took advantage of adjustable-rate mortgages, including non-traditional products such as interest-only ARMs, negative-amortizing ARMs and a variety of other product and risk combinations. The increased demand for floating-rate and subprime mortgage loans accelerated the growth of competing securitization options in the form of private-label mortgage-related securities. The demand for these products continued throughout 2006 and slowed in 2007.

Single-family mortgage originations posted the second strongest year in history at $3.0 trillion ($1.5 trillion for home purchase and $1.5 trillion for refinancing) in 2005, up approximately 9% from 2004. However, based on our assessment of the underlying risk, we made a strategic decision to not pursue the guaranty of a significant portion of mortgage loan originations during 2004 and 2005. In doing so, we ceded market share of new single-family mortgage-related securities issuances to private-label issuers. Our estimated overall market share of new mortgage-related securities issuance declined to 23.5% in 2005, compared with 29.2% in 2004 and 45.0% in 2003. These estimates of market share are based on publicly available data and exclude previously securitized mortgages. In 2006, single-family mortgage originations fell to $2.8 trillion and our market share remained essentially unchanged from 2005.

Our conventional single-family mortgage credit book of business remained relatively stable from 2004 to 2005. We believe that our assessment and approach to the management of credit risk during these years allowed us to maintain a conventional single-family mortgage credit book of business with strong credit risk characteristics. The weighted average original loan-to-value ratio and weighted average mark-to-market loan-to-value ratio for our conventional single-family mortgage credit book of business were 70% and 53%, respectively, as of December 31, 2005. The weighted average credit score for our conventional single-family mortgage credit book of business was 721 as of December 31, 2005. These credit risk characteristics were substantially the same as of December 31, 2006. We discuss the characteristics of our conventional single-family mortgage credit book of business in greater detail in “Risk Management—Mortgage Credit Risk Management—Single-Family.”

As discussed above, the demand for ARM products, including non-traditional products such as interest-only ARMs and negative-amortizing ARMs, remained higher than historical norms in 2004 and 2005, making up 33% and 32%, respectively, of conventional single-family mortgage originations. The popularity of ARMs declined in 2006, making up 29% of conventional single-family mortgage originations, and has continued to decline in 2007 as a result of the decline in interest rates on fixed-rate mortgages; the decrease in the spread, or difference, between interest rates on fixed-rate mortgages and ARMs; and improvements in housing affordability from the 20-year low recorded in July 2006. Additional factors that we believe may be contributing to the continued decline in the popularity of ARMs include heightened consumer awareness of the risks of certain non-traditional ARM product features, and lender approaches that may be evolving as a result of the interagency guidance on non-traditional mortgages. We believe that these factors may result in many homeowners choosing to refinance into fixed-rate mortgages in anticipation of future interest rate resets on ARMs. We estimate that approximately $1.1 trillion in ARMs are scheduled to reset at least once during 2007, with approximately an additional $300 billion scheduled to reset in 2008.

We are focused on understanding and serving our customers’ needs, strengthening our relationships with key partners, and helping lenders reach and serve new, emerging and non-traditional markets by providing more flexible, low-cost mortgage options. We also continue to expand our mortgage options for borrowers with weaker credit histories.

HCD Business

Our Housing and Community Development business generated net income of $462 million, $337 million and $286 million in 2005, 2004 and 2003, respectively. The primary sources of revenues for our HCD business are guaranty fee income and fee and other income. Expenses primarily include administrative expenses, credit-related expenses and losses associated with LIHTC and other partnership investments that are offset by the related tax benefits from these investments.

Net income for the HCD business segment increased by $125 million, or 37%, in 2005 from 2004 as a result of increased tax benefits from tax-advantaged investments and higher fee and other income. HCD makes a variety of partnership investments in affordable housing. These investments include tax-advantaged investments (primarily LIHTC investments) where the economic benefits are primarily derived from tax credits, as well as other affordable housing investments that generate cash flow and equity appreciation. LIHTC investments, which totaled $7.7 billion in 2005, compared to $6.8 billion in 2004, comprised the largest proportion of investment activity in 2005. Losses from partnership investments increased by $147 million as HCD increased its investment activity; however, these losses were more than offset by increased LIHTC tax benefits which were the primary reason for the reduction in our 2005 effective corporate tax rate to 17%. Guaranty fee income was down slightly as the 5% increase in the average multifamily mortgage credit book of business was offset by lower effective guaranty fee rates in 2005. Fee and other income doubled in 2005 to $628 million primarily due to an increase in multifamily transaction fees caused by higher borrower refinancing activity in 2005 as compared to 2004. Expenses increased 28% in 2005 due to the segments’ allocation of a portion of the costs associated with our restatement and related matters.

Net income for the HCD business segment increased by 18% in 2004 from 2003, primarily due to an increase in tax benefits from tax-advantaged investments, guaranty fee income and fee and other income. These increases in revenues are partially offset by higher expenses. The increase in income tax benefits was largely attributable to growth in LIHTC and other partnership investment balances, reduced by a 10% increase in pre-tax losses from these partnership investments. Guaranty fee income increased by 25% in 2004, as a result of growth in the average multifamily mortgage credit book of business in 2004 at stable effective guaranty fee rates. Growth in fee and other income was fueled by increases in multifamily transaction fees that resulted from substantially higher borrower refinancing activity in 2004 compared to 2003. Other expenses increased due to the allocation of a portion of the $400 million civil penalty paid to the U.S. Treasury in connection with our settlements with the SEC and OFHEO, as well as increased direct and allocated costs. Net interest expense increased, reflecting higher internal funding costs due to our increased investment in LIHTC and other equity investments.

We expect tax credits resulting from our investments in LIHTC partnerships to grow in the future, which is likely to reduce our effective tax rate. The extent to which we are able to use all of the tax credits generated by existing or future investments in housing tax credit partnerships to reduce our federal income tax liability will depend on the amount of our future federal income tax liability, which we cannot predict with certainty. However, we may make a strategic decision to sell certain investments in the future as another means of realizing the benefits. In March 2007, we sold a portfolio of investments in LIHTC partnerships totaling approximately $676 million in LIHTC credits. These equity interests represented less than 10% of our overall LIHTC portfolio. We may sell LIHTC investments in the future if we believe that the economic return from the sale will be greater than the benefit we would receive from continuing to hold these investments. However, we view these investments as a significant vehicle for advancing our affordable housing mission and expect to continue to invest in LIHTC partnerships.

HCD’s Multifamily Group benefited from the improvement in multifamily real estate fundamentals during 2005. The two key drivers were an increase in the population of prime apartment renters and solid job growth throughout 2005. These factors contributed to a decline in overall apartment vacancies and an increase in monthly rental rates in 2005. These multifamily real estate fundamentals continued to improve during 2006.

Our multifamily serious delinquency rate increased to 0.32% in December 2005, compared with 0.11% in December 2004, as a result of Hurricane Katrina in 2005. Our multifamily serious delinquency rate subsequently improved, declining to 0.08% in December 2006. As discussed further in “Risk Management—Mortgage Credit Risk Management—Credit Losses”, we have reduced and refined our estimate of the potential impact of Hurricane Katrina due to our ongoing loss mitigation activities. We currently do not believe that we have credit concerns on multifamily properties related to the hurricanes.

We are one of the largest participants in the multifamily secondary market. HCD’s multifamily business has been challenged in recent years. Competition has been fueled by private-label issuers of CMBS and aggressive bidding for multifamily debt among institutional investors, which reflects the high level of funds available for investment in the secondary mortgage market. We have responded to market challenges with an increased emphasis on serving partner needs with customized lending options and advanced a number of efficiency initiatives that will help make it quicker and easier to do business with us and at a lower cost. HCD continues to grow and diversify its business into new areas that expand the supply of affordable housing, such as increased investment in rental and for-sale housing projects, including LIHTC investments. HCD further enables the expansion of affordable housing stock by participating in specialized debt financing, acquiring mortgage loans from a variety of new public and private partners, and increasing other community lending activities.

Capital Markets Group

Our Capital Markets group generated net income of $3.0 billion, $2.1 billion and $5.3 billion in 2005, 2004 and 2003, respectively. The primary sources of revenues for our Capital Markets group include net interest income and fee and other income. Derivatives fair value losses, investment gains and losses, and debt extinguishment gains and losses also have a significant impact on the financial performance of our Capital Markets group.

Net income for the Capital Markets group increased by $880 million, or 42%, in 2005 from 2004. The reduction in net interest income and an increase in investment losses were almost completely offset by lower derivatives fair value losses. Net interest income decreased $6.9 billion, or 39%, in 2005 from 2004 largely due to a 10% decline in the average mortgage portfolio balance resulting from a decrease in securities purchases and an increase in sales activity throughout 2005. The majority of the portfolio sales and a large portion of portfolio liquidations were comprised of fixed-rate Fannie Mae MBS, which caused the product mix of the portfolio to shift slightly as floating-rate securities and adjustable-rate mortgage products increased as a percentage of our total mortgage portfolio. In addition, significant increases in short-term interest rates had the effect of increasing the cost of our short-term debt, which further reduced net interest income.

Investment losses increased from $446 million in 2004 to $1.5 billion in 2005 due to higher other-than-temporary impairment on AFS securities and unrealized losses on trading securities as the fair value of our mortgage assets declined due to rising interest rates. The $1.2 billion in other-than-temporary impairment that we recognized in 2005 related to securities that were written down to fair value because we sold these securities before the interest rate impairment recovered. We did not recognize other-than-temporary impairment on the remaining mortgage-related securities in our portfolio that were in unrealized loss positions during 2005 because we have the intent and ability to hold these securities until full recovery.

Derivatives fair value losses dropped 66% to $4.2 billion in 2005, reflecting a rise in interest rates that resulted in (i) the fair value of our interest rate derivatives to increase relative to 2004 and (ii) the spread between our pay-fixed and receive-variable swap positions to narrow causing our interest accruals on our interest rate swaps to decrease by $3.7 billion. The significant increase in fee and other income was primarily attributable to foreign currency exchange gains on our foreign-denominated debt as the dollar strengthened against the Japanese yen in 2005 as compared to 2004. As discussed in “Risk Management—Interest Rate Risk Management and Other Market Risks”, when we issue foreign-denominated debt, we swap out of the foreign currency completely at the time of the debt issue in order to minimize our exposure to currency risk. As such, the aforementioned gains are offset by losses on fair value of the related derivatives.

The $3.2 billion, or 60%, decrease in the net income of our Capital Markets group in 2004 from 2003 was due to an increase in derivatives fair value losses and a decline in net interest income, partially offset by decreases in debt extinguishment losses, the provision for federal income taxes and investment losses. The $6.0 billion increase in derivatives fair value losses recorded in 2004 primarily resulted from a decrease in implied volatility that reduced the fair value of our option-based derivatives. Net interest income declined by $1.3 billion, or 7%, in 2004 from 2003, largely due to a decline in our net interest yield resulting from an increase in short-term interest rates and a shift in portfolio purchases to a greater percentage of adjustable-rate assets with lower initial spreads. Our Capital Markets group undertook a significantly lower level of debt repurchase activity during 2004 compared to 2003, resulting in a $2.5 billion decrease in debt extinguishment losses. The provision for federal income taxes decreased 70% from 2003 due to significantly lower taxable income. Investment losses declined by $861 million in 2004 due to a reduction in other-than-temporary impairments on certain assets as compared to 2003.

Table 13:  Mortgage Portfolio Activity(1)

	Purchases(2)			Sales			Liquidations(3)
	2005	2004	2003	2005	2004	2003	2005	2004	2003
	(Dollars in millions)

Mortgage loans:
Fixed-rate:
Long-term	$60,267	$53,305	$98,474	$1	$—	$8	$55,427	$69,182	$135,002
Intermediate-term(4)	18,824	23,470	56,591	9	—	—	38,603	31,446	37,331

Total fixed-rate loans	79,091	76,775	155,065	10	—	8	94,030	100,628	172,333
Adjustable-rate	5,515	9,118	8,800	41	66	—	11,392	7,640	6,679

Total mortgage loans	84,606	85,893	163,865	51	66	8	105,422	108,268	179,012

Mortgage securities:
Fixed-rate:
Long-term	13,630	58,412	292,675	93,910	14,691	18,079	83,861	107,309	257,760
Intermediate-term(5)	832	4,834	37,499	12,117	3,460	5,350	6,670	8,097	12,623

Total fixed-rate securities	14,462	63,246	330,174	106,027	18,151	23,429	90,531	115,406	270,383
Adjustable-rate	46,359	109,339	31,720	7,562	161	1,283	51,165	24,785	6,756

Total mortgage securities	60,821	172,585	361,894	113,589	18,312	24,712	141,696	140,191	277,139

Total mortgage portfolio	$145,427	$258,478	$525,759	$113,640	$18,378	$24,720	$247,118	$248,459	$456,151

Annual liquidation rate							30.7%	27.9%	55.1%

(1)	Excludes premiums, discounts and other cost basis adjustments.

(2)	Excludes advances to lenders and mortgage-related securities acquired through the extinguishment of debt.

(3)	Includes scheduled repayments, prepayments and foreclosures.

(4)	Consists of mortgage loans with contractual maturities at purchase equal to or less than 15 years.

(5)	Consists of mortgage securities with maturities of 15 years or less at issue date.

Mortgage Investment Activity

Our mortgage investment activities during 2005 were conducted within the context of our capital restoration plan, which was finalized with OFHEO in February 2005. The size of our net mortgage portfolio declined 20% during 2005 to $736.5 billion as of December 31, 2005, due to a significant increase in portfolio sales, normal liquidations and fewer portfolio purchases. Lowering our net mortgage portfolio enabled us to achieve our capital objective. On November 1, 2005, OFHEO announced that we had achieved a 30% surplus over our statutory minimum capital requirement at September 30, 2005. OFHEO’s requirement that we maintain a 30% capital surplus remains in effect at OFHEO’s discretion.

Competition for mortgage assets during 2005 generally increased the number of economically attractive opportunities to sell certain mortgage assets, particularly 15-year and 30-year fixed-rate mortgage-related securities, resulting in a sizeable increase in portfolio sales to $113.6 billion in 2005 compared with $18.4 billion in 2004. These sales were aligned with our need to lower portfolio balances to achieve our capital plan objectives. While portfolio liquidations in 2005 were comparable to 2004, portfolio purchases were substantially lower in 2005 as compared with 2004 due to narrowing spreads on traditional fixed-rate products as the yield curve flattened, as well as our focus on managing the size of our balance sheet to achieve our capital plan objectives. Portfolio purchases totaled $145.4 billion in 2005 compared with $258.5 billion in 2004, and included a much lower proportion of 30-year fixed-rate assets than historical norms.

Our mortgage purchases in 2004 decreased by $267.3 billion, or 51%, from our purchases in 2003. In 2004, spreads between our debt and mortgage assets were very narrow throughout the year, reflecting both strong investor demand for mortgage assets from banks, funds and other investors. Accordingly, because fewer available mortgage assets met our risk/return objectives in 2004 as compared to 2003, we purchased fewer mortgage assets in 2004. In addition, mortgage liquidations in 2004 decreased by $207.7 billion, or 46%, from liquidations in 2003, due to higher prevailing mortgage rates in 2004, which reduced refinancing activity in 2004 as compared to 2003. Because liquidations of the mortgage assets in our portfolio in 2004 were roughly equal to our purchases of mortgage assets in 2004, our mortgage portfolio balance increased only slightly from 2003 to 2004.

We routinely enter into forward purchase commitments that lock in the future delivery of mortgage loans and mortgage-related securities at a fixed price or yield. Retained commitments are a leading indicator of future acquisition volume and a key driver of earnings growth in our Capital Markets group. Net retained commitments to purchase mortgage assets were $35.5 billion and $132.5 billion for year ended December 31, 2005 and December 31, 2006, respectively.

Recent Trends in Mortgage Investment Activity

During 2006 and through the first quarter of 2007, we continued to manage the size of our balance sheet to maintain a 30% capital surplus. Portfolio purchases and sales during 2006 were consistent with the primary objectives of our business model—supporting liquidity in the secondary mortgage market and, subject to various constraints, maximizing long-term total returns from our investment activities. Portfolio purchases were higher in 2006 than in 2005. Portfolio sales and liquidations declined significantly in 2006 from 2005. The net impact of purchases, sales and liquidations in 2006 on our net mortgage portfolio balance as of December 31, 2006 was nominal, resulting in our 2006 balance staying essentially unchanged from the balance as of December 31, 2005.

Under our May 23, 2006 consent order with OFHEO, we agreed to continue to maintain a 30% capital surplus over our statutory minimum capital requirement until the Director of OFHEO, in his discretion, determines the requirement should be modified or allowed to expire, taking into account factors such as resolution of accounting and internal control issues. We also agreed not to increase the size of our net mortgage portfolio assets above the amount shown in the minimum capital report to OFHEO as of December 31, 2005 ($727.75 billion), except in limited circumstances at OFHEO’s discretion.

If market conditions change significantly, the limit on the size of our net mortgage portfolio assets could constrain our ability to capitalize fully on economically attractive opportunities to add mortgage portfolio assets to our portfolio. In addition to the portfolio limit, our ability to purchase and sell mortgage assets is also constrained by our risk parameters, operational limitations, regulatory limitations, and limitations related to our analysis of whether we will hold assets until a temporary impairment recovers.

We regularly meet with OFHEO to discuss current market conditions and our mortgage and capital markets activities. In addition, we will contact OFHEO if the market environment changes markedly and we determine that such changes could limit our ability to provide liquidity, meet our housing goals, or compete effectively in the secondary mortgage market while remaining within the portfolio limit prescribed by OFHEO.

On February 28, 2007, we submitted an updated business plan to OFHEO that included a report on our progress in remediating our internal control deficiencies, completing the requirements of the consent order and other matters. OFHEO reviewed our business plan and has directed us to maintain compliance with the $727.75 billion portfolio cap. Until the Director of OFHEO has determined that modification or expiration of the limitation is appropriate, we will remain subject to this limitation on portfolio growth.

Table 14 shows the balance of our mortgage portfolio, which reflects the net impact of our purchases, sales and liquidations, and the composition of our mortgage portfolio by product type as of December 31, 2005, 2004, 2003, 2002 and 2001.

Table 14:  Mortgage Portfolio Composition(1)

	As of December 31,
	2005	2004	2003	2002	2001
	(Dollars in millions)

Mortgage loans:
Single-family:(2)
Government insured or guaranteed	$15,036	$10,112	$7,284	$6,404	$6,381
Conventional:
Long-term, fixed-rate	199,917	230,585	250,915	223,794	198,468
Intermediate-term, fixed-rate(3)	61,517	76,640	85,130	59,521	45,018
Adjustable-rate	38,331	38,350	19,155	12,142	12,791

Total conventional single-family	299,765	345,575	355,200	295,457	256,277

Total single-family	314,801	355,687	362,484	301,861	262,658

Multifamily:(2)
Government insured or guaranteed	1,148	1,074	1,204	1,898	2,116
Conventional:
Long-term, fixed-rate	3,619	3,133	3,010	3,165	2,991
Intermediate-term, fixed-rate(3)	45,961	39,009	29,717	15,213	10,807
Adjustable-rate	1,151	1,254	1,218	1,107	962

Total conventional multifamily	50,731	43,396	33,945	19,485	14,760

Total multifamily	51,879	44,470	35,149	21,383	16,876

Total mortgage loans	366,680	400,157	397,633	323,244	279,534

Unamortized premiums (discounts) and cost basis adjustments, net	1,254	1,647	1,768	1,358	(493)
Lower of cost or market adjustments on loans held for sale	(89)	(83)	(50)	(16)	(36)
Allowance for loan losses for loans held for investment	(302)	(349)	(290)	(216)	(168)

Total mortgage loans, net	367,543	401,372	399,061	324,370	278,837

Mortgage-related securities:
Fannie Mae single-class MBS	160,322	272,665	337,463	292,611	237,051
Non-Fannie Mae single-class mortgage securities	27,162	35,656	33,367	38,731	50,982
Fannie Mae structured MBS	74,129	71,739	68,459	87,772	90,147
Non-Fannie Mae structured mortgage securities	86,129	109,455	45,065	28,188	29,137
Mortgage revenue bonds	18,802	22,076	20,359	19,650	18,391
Other mortgage-related securities	4,665	5,461	6,522	9,583	10,711

Total mortgage-related securities	371,209	517,052	511,235	476,535	436,419

Market value adjustments(4)	(789)	6,680	7,973	17,868	7,205
Other-than-temporary impairments	(553)	(432)	(412)	(204)	(22)
Unamortized premiums (discounts) and cost basis adjustments, net(5)	(909)	173	1,442	1,842	(1,060)

Total mortgage-related securities, net	368,958	523,473	520,238	496,041	442,542

Mortgage portfolio, net	$736,501	$924,845	$919,299	$820,411	$721,379

(1)	Mortgage loans and mortgage-related securities are reported at unpaid principal balance.

(2)	Mortgage loans include $113.3 billion, $152.7 billion, $162.5 billion, $135.8 billion and $113.4 billion of mortgage-related securities that were consolidated in the consolidated balance sheets as loans as of December 31, 2005, 2004, 2003, 2002 and 2001, respectively.

(3)	Intermediate-term, fixed-rate consists of mortgage loans with contractual maturities at purchase equal to or less than 15 years.

(4)	Includes unrealized gains and losses on mortgage-related securities and securities commitments classified as trading and available-for-sale.

(5)	Includes the impact of other-than-temporary impairments of cost basis adjustments.

The changing product mix of originations in our underlying market had a pronounced effect on the composition of mortgage assets purchased for our portfolio during 2005 and 2004. Due to a higher percentage of adjustable-rate mortgage originations in 2005 and 2004, a substantially larger proportion of our purchases in 2005 and 2004 consisted of ARMs and floating-rate mortgage-related securities than in previous years. In addition, higher sales of fixed-rate securities in 2005 contributed to the shift in the product mix of our portfolio.

Debt Funding and Derivatives

Total debt outstanding was $764.7 billion as of December 31, 2005, compared with $955.5 billion as of December 31, 2004. The 20% decline in our debt outstanding was directly correlated to the decline in our portfolio balances. During 2005, we reduced our total short-term debt by 46%, from $322.7 billion as of December 31, 2004 to $173.9 billion as of December 31, 2005, compared to a decrease of 7% our total long-term debt outstanding, from $632.8 billion as of December 31, 2004 to $590.8 billion as of December 31, 2005. Our total debt outstanding declined slightly during 2006 to approximately $774.4 billion as of December 31, 2006.

The notional value of outstanding derivative instruments used to hedge interest rate risk in our portfolio declined to $644.1 billion as of December 31, 2005 compared with $690.1 billion as of December 31, 2004. We periodically terminate offsetting receive-fixed and pay-fixed swaps that result from our ongoing interest rate risk management process. The notional amount of derivatives also declines with maturing derivatives.

The total notional amount of our outstanding derivative instruments used to hedge interest rate risk in our portfolio increased in 2006 from 2005 by approximately 16%. The increase in the notional amount of our derivatives book at the end of 2006 reflects higher balances of both pay-fixed and receive-fixed swaps, partially offset by a reduction in interest rate swaptions. As interest rates during the first half of the year generally increased and the durations of our mortgage assets lengthened, we generally added to our net pay-fixed swap position. During the second half of 2006, when interest rates generally declined and the durations of our mortgage assets shortened, we added to our net receive-fixed swap position. These actions are consistent with our approach to interest rate risk management.

Non-Mortgage Investments

As discussed further in “Liquidity and Capital Management”, our Capital Markets group also purchases non-mortgage investments. Our non-mortgage investments consist primarily of high-quality securities that are readily marketable or have short-term maturities, such as commercial paper. As of December 31, 2005 and 2004, we had approximately $52.2 billion and $55.1 billion, respectively, in liquid assets, net of any cash and cash equivalents pledged as collateral. Our investments in non-mortgage securities, which account for the majority of our liquid assets, totaled $37.1 billion and $43.9 billion as of December 31, 2005 and 2004, respectively.

Table 15 shows our investments in non-mortgage securities, which are presented at fair value as of December 31, 2005, 2004 and 2003.

Table 15:  Non-Mortgage Investments

	As of December 31,
	2005	2004	2003
	(Dollars in millions)

Non-mortgage-related securities:
Asset-backed securities	$19,190	$25,645	$26,862
Corporate debt securities	11,840	15,098	16,432
Municipal bonds	—	863	1,203
Other non-mortgage-related securities(1)	6,086	2,303	2,335

Total non-mortgage-related securities	$37,116	$43,909	$46,832

(1)	Includes investments in commercial paper of $5.1 billion, $1.3 billion and $1.3 billion as of December 31, 2005, 2004 and 2003, respectively.

Table 16 shows the amortized cost, maturity and weighted average yield of our investments in mortgage and non-mortgage securities as of December 31, 2005.

Table 16:  Amortized Cost, Maturity and Average Yield of Investments in Available-for-Sale Securities

	As of December 31, 2005
					After One Year		After Five Years
	Total	Total	One Year or Less		Through Five Years		Through Ten Years		After Ten Years
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost(1)	Value	Cost(1)	Value	Cost(1)	Value	Cost(1)	Value	Cost(1)	Value
	(Dollars in millions)

Fannie Mae single-class MBS(2)	$144,193	$143,742	$1	$1	$651	$666	$2,148	$2,206	$141,393	$140,869
Non-Fannie Mae single-class mortgage securities(2)	26,372	26,356	—	—	100	98	283	288	25,989	25,970
Fannie Mae structured MBS(2)	74,452	74,102	—	—	54	55	384	388	74,014	73,659
Non-Fannie Mae structured mortgage securities(2)	86,273	86,006	—	—	—	—	37	37	86,236	85,969
Mortgage revenue bonds	18,836	19,178	98	97	319	317	695	702	17,724	18,062
Other mortgage-related securities(3)	4,227	4,464	—	(2)	—	—	—	—	4,227	4,466
Asset-backed securities(2)	19,197	19,190	4,725	4,724	12,089	12,083	1,218	1,217	1,165	1,166
Corporate debt securities	11,843	11,840	3,018	3,017	8,725	8,723	100	100	—	—
Other non-mortgage-related securities	6,032	6,086	5,679	5,733	353	353	—	—	—	—

Total	$391,425	$390,964	$13,521	$13,570	$22,291	$22,295	$4,865	$4,938	$350,748	$350,161

Yield(4)	5.76%		4.23%		3.19%		5.56%		5.98%

(1)	Amortized cost includes unamortized premiums, discounts and other cost basis adjustments, as well as other-than-temporary impairment write downs.

(2)	Asset-backed securities, including mortgage-backed securities, are reported based on contractual maturities assuming no prepayments.

(3)	Includes commitments related to mortgage securities that are accounted for as securities.

(4)	Yields are determined by dividing interest income (including the amortization and accretion of premiums, discounts and other cost basis adjustments) by amortized cost balances as of year-end.

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

Each of the non-GAAP supplemental consolidated fair value balance sheets presented below in Table 17 reflects all of our assets and liabilities at estimated fair value. Estimated fair value is the amount at which an asset or liability could be exchanged between willing parties, other than in a forced or liquidation sale. We believe that the non-GAAP supplemental consolidated fair value balance sheets are useful to investors because they provide consistency in the measurement and reporting of all of our assets and liabilities. Management principally uses this information to gain a clearer picture of changes in our assets and liabilities from period to period and to understand how the overall value of the company is changing from period to period.

Our consolidated fair value balance sheets include the following non-GAAP financial measures:

•	the estimated fair value of our other assets and our total assets;

•	the estimated fair value of our other liabilities and our total liabilities; and

•	the estimated fair value of our net assets (net of tax effect).

These measures are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. The estimated fair value of our net assets (net of tax effect) presented in the non-GAAP supplemental consolidated fair value balance sheets is not intended as a substitute for amounts reported in our consolidated financial statements prepared in accordance with GAAP. We believe, however, that the non-GAAP supplemental consolidated fair value balance sheets and the fair value of our net assets, when used in conjunction with our consolidated financial statements prepared in accordance with GAAP, can serve as valuable incremental tools for investors to assess changes in our overall value over time relative to changes in market conditions.

Cautionary Language Relating to Supplemental Non-GAAP Financial Measures

In reviewing our non-GAAP supplemental consolidated fair value balance sheets, there are a number of important factors and limitations to consider. The estimated fair value of our net assets is calculated as of a particular point in time based on our existing assets and liabilities and does not incorporate other factors that may have a significant impact on that value, most notably any value from future business activities in which we expect to engage. As a result, the estimated fair value of our net assets presented in our non-GAAP supplemental consolidated fair value balance sheets does not represent an estimate of our net realizable value, liquidation value or our market value as a whole. Amounts we ultimately realize from the disposition of assets or settlement of liabilities may vary significantly from the estimated fair values presented in our non-GAAP supplemental consolidated fair value balance sheets. Because temporary changes in market conditions can substantially affect the fair value of our net assets, we do not believe that short-term fluctuations in the fair value of our net assets attributable to mortgage-to-debt OAS or changes in the fair value of our net guaranty assets are necessarily representative of the effectiveness of our investment strategy or the long-term underlying value of our business. We believe the long-term value of our business depends primarily on our ability to acquire new assets and funding at attractive prices and to effectively manage the risks of these assets and liabilities over time. However, we believe that focusing on the factors that affect near-term changes in the estimated fair value of our net assets helps us evaluate our long-term value and assess whether temporary market factors have caused our net assets to become overvalued or undervalued relative to the level of risk and expected long-term fundamentals of our business.

In addition, as discussed in “Critical Accounting Policies and Estimates—Fair Value of Financial Instruments,” when quoted market prices or observable market data are not available, we rely on internally developed models that may require management judgment and assumptions to estimate fair value. Differences in assumptions used in our models could result in significant changes in our estimates of fair value.

Table 17:  Non-GAAP Supplemental Consolidated Fair Value Balance Sheets

	As of December 31,				As of December 31,
	2005				2004
	Carrying	Fair Value	Estimated		Carrying	Fair Value	Estimated
	Value	Adjustment(1)	Fair Value		Value	Adjustment(1)	Fair Value
	(Dollars in millions)

Assets:
Cash and cash equivalents	$3,575	$—	$3,575	(2)	$3,701	$—	$3,701	(2)
Federal funds sold and securities purchased under agreements to resell	8,900	—	8,900	(2)	3,930	—	3,930	(2)
Trading securities	15,110	—	15,110	(2)	35,287	—	35,287	(2)
Available-for-sale securities	390,964	—	390,964	(2)	532,095	—	532,095	(2)
Mortgage loans held for sale	5,064	36	5,100	(2)	11,721	131	11,852	(2)
Mortgage loans held for investment, net of allowance for loan losses	362,479	(350)	362,129	(2)	389,651	7,952	397,603	(2)
Derivative assets at fair value	5,803	—	5,803	(2)	6,589	—	6,589	(2)
Guaranty assets and buy-ups	7,629	3,077	10,706	(2)(3)	6,616	2,647	9,263	(2)(3)

Total financial assets	799,524	2,763	802,287		989,590	10,730	1,000,320
Other assets	34,644	(861)	33,783	(4)(5)	31,344	(23)	31,321	(4)(5)

Total assets	$834,168	$1,902	$836,070	(6)	$1,020,934	$10,707	$1,031,641	(6)

Liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$705	$—	$705	(2)	$2,400	$(1)	$2,399	(2)
Short-term debt	173,186	(209)	172,977	(2)	320,280	(567)	319,713	(2)
Long-term debt	590,824	5,978	596,802	(2)	632,831	15,445	648,276	(2)
Derivative liabilities at fair value	1,429	—	1,429	(2)	1,145	—	1,145	(2)
Guaranty obligations	10,016	(4,848)	5,168	(2)	8,784	(3,512)	5,272	(2)

Total financial liabilities	776,160	921	777,081		965,440	11,365	976,805
Other liabilities	18,585	(1,916)	16,669	(5)(7)	16,516	(1,850)	14,666	(5)(7)

Total liabilities	794,745	(995)	793,750	(8)	981,956	9,515	991,471	(8)
Minority interests in consolidated subsidiaries	121	—	121		76	—	76

Net assets, net of tax effect (non-GAAP)	$39,302	$2,897	$42,199	(9)	$38,902	$1,192	$40,094	(9)

Fair value adjustments			(2,897)				(1,192)

Total stockholders’ equity (GAAP)			$39,302				$38,902

Explanation and Reconciliation of Non-GAAP Measures to GAAP Measures

(1)	Each of the amounts listed as a “fair value adjustment” represents the difference between the carrying value reported in our GAAP consolidated balance sheets and our best judgment of the estimated fair value of the listed asset or liability.

(2)	The estimated fair value of each of these financial instruments has been computed in accordance with the GAAP fair value guidelines prescribed by SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), as described in “Notes to Consolidated Financial Statements—Note 18, Fair Value of Financial Instruments.” In Note 18, we also discuss the methodologies and assumptions we use in estimating the fair value of our financial instruments.

(3)	Represents the estimated fair value produced by combining the estimated fair value of our guaranty assets as of December 31, 2005 and 2004, respectively, with the estimated fair value of buy-ups. In our GAAP consolidated balance sheets, we report our guaranty assets as a separate line item and include all buy-ups associated with our guaranty assets in “Other assets.” As a result, the GAAP carrying value of our guaranty assets reflects only those arrangements entered into subsequent to our adoption of FIN 45 on January 1, 2003. On a GAAP basis, our guaranty assets totaled $6.8 billion and $5.9 billion as of December 31, 2005 and 2004, respectively, and the associated buy-ups totaled $781 million and $692 million as of December 31, 2005 and 2004, respectively.

(4)	In addition to the $9.1 billion and $7.1 billion of assets included in “Other assets” in the GAAP consolidated balance sheets as of December 31, 2005 and 2004, respectively, the assets included in the estimated fair value of our non-

GAAP “other assets” consist primarily of the assets presented on five line items in our GAAP consolidated balance sheets, consisting of advances to lenders, accrued interest receivable, partnership investments, acquired property, net, and deferred tax assets, which together totaled $26.4 billion and $24.9 billion as of December 31, 2005 and 2004, respectively, in both the GAAP consolidated balance sheets and the non-GAAP supplemental consolidated balance sheets. In addition, we deduct the carrying value of the buy-ups associated with our guaranty obligation from our GAAP other assets because we combine the guaranty asset with the associated buy-ups when we determine the fair value of the asset.

(5)	“Other assets” and “Other liabilities” are reflected in each of the non-GAAP fair value balance sheets at their GAAP carrying values. With the exception of partnership investments and partnership liabilities, the GAAP carrying values of these other assets and other liabilities generally approximate fair value. The fair values of partnership investments and partnership liabilities are generally different from their GAAP carrying values, potentially materially. We have included partnership investments and partnership liabilities at their carrying value in each of the non-GAAP fair value balance sheets. We assume that other deferred assets and liabilities, consisting of prepaid expenses and deferred charges such as deferred debt issuance costs, have no fair value. We adjust the GAAP-basis deferred income taxes for purposes of each of our non-GAAP supplemental consolidated fair value balance sheets to include estimated income taxes on the difference between our non-GAAP supplemental consolidated fair value balance sheets net assets, including deferred taxes from the GAAP consolidated balance sheets, and our GAAP consolidated balance sheets stockholders’ equity. Because our adjusted deferred income taxes are a net asset in each year, the amounts are included in our non-GAAP fair value balance sheets as a component of other assets.

(6)	Non-GAAP total assets represent the sum of the estimated fair value of (i) all financial instruments carried at fair value in our GAAP balance sheets, including all financial instruments that are not carried at fair value in our GAAP balance sheets but that are reported at fair value in accordance with SFAS 107 in “Notes to Consolidated Financial Statements—Note 18, Fair Value of Financial Instruments,” (ii) non-GAAP other assets, which include all items listed in footnote 4 that are presented as separate line items in our GAAP consolidated balance sheets rather than being included in our GAAP other assets and (iii) the estimated fair value of credit enhancements, which are not included in “Other assets” in the consolidated balance sheets.

(7)	In addition to the $8.1 billion and $7.2 billion of liabilities included in “Other liabilities” in the GAAP consolidated balance sheets as of December 31, 2005 and 2004, respectively, the liabilities included in the estimated fair value of our non-GAAP “other liabilities” consist primarily of the liabilities presented on three line items on our GAAP consolidated balance sheets, consisting of accrued interest payable, reserve for guaranty losses and partnership liabilities, which together totaled $10.5 billion and $9.3 billion as of December 31, 2005 and 2004. As indicated above in footnote 5, these items are reported in our non-GAAP fair value balance sheets at their GAAP carrying values.

(8)	Non-GAAP total liabilities represent the sum of the estimated fair value of (i) all financial instruments that are carried at fair value in our GAAP balance sheets, including those financial instruments that are not carried at fair value in our GAAP balance sheets but that are reported at fair value in accordance with SFAS 107 in “Notes to Consolidated Financial Statements—Note 18, Fair Value of Financial Instruments,” and (ii) non-GAAP other liabilities, which include all items listed in footnote 7 that are presented as separate line items in our GAAP consolidated balance sheets rather than being included in our GAAP other liabilities.

(9)	Represents the estimated fair value of total assets less the estimated fair value of total liabilities, which reconciles to total stockholders’ equity (GAAP).

Key Drivers of Changes in the Estimated Fair Value of Net Assets (Non-GAAP)

We expect periodic fluctuations in the estimated fair value of our net assets due to our business activities, as well as due to changes in market conditions, including changes in interest rates, changes in relative spreads between our mortgage assets and debt, and changes in implied volatility. Following is a discussion of the effects these market conditions generally have on the fair value of our net assets and the factors we consider to be the principal drivers of changes in the estimated fair value of our net assets. We also disclose the sensitivity of the estimated fair value of our net assets to changes in interest rates in “Risk Management—Interest Rate Risk Management and Other Market Risks.”

•	Capital Transactions, Net. Capital transactions include our issuances of common and preferred stock, our repurchases of stock and our payment of dividends. Cash we receive from the issuance of preferred and common stock results in an increase in the fair value of our net assets, while repurchases of stock and dividends we pay on our stock reduce the fair value of our net assets.

•	Estimated Net Interest Income from OAS. OAS income represents the estimated net interest income generated during the current period that is attributable to the market spread between the yields on our mortgage-related assets and the yields on our debt during the period, calculated on an option-adjusted basis.

•	Guaranty Fees, Net. Guaranty fees, net, represent the net cash receipts during the reported period related to our guaranty business, and are generally calculated as the difference between the contractual guaranty fees we receive during the period and the expenses we incur during the period that are associated with our guaranty business. Changes in guaranty fees, net, result from changes in portfolio size and composition, changes in the credit quality of the underlying assets and changes in the market spreads for similar instruments.

•	Fee and Other Income and Other Expenses, Net. Fee and other income includes miscellaneous fees, such as resecuritization transaction fees and technology-related fees. Other expenses primarily include costs incurred during the period that are associated with the Capital Markets group.

•	Return on Risk Positions. Our investment activities expose us to market risks, including duration and convexity risks, yield curve risk, OAS risk and volatility risk. The return on risk positions represents the estimated net increase or decrease in the fair value of our net assets resulting from net exposures related to the market risks we actively manage. We actively manage, or hedge, interest rate risk related to our mortgage investments in order to maintain our interest rate risk exposure within prescribed limits. However, we do not actively manage certain other market risks. Specifically, we do not actively manage the mortgage-to-debt OAS or interest rate risk related to our guaranty business, as discussed below. Additional information about credit, market and operational risks and our strategies for managing these types of risks is included in “Risk Management.”

•	Mortgage-to-debt OAS. Funding mortgage investments with debt exposes us to mortgage-to-debt OAS risk, which represents basis risk. Basis risk is the risk that interest rates in different market sectors will not move in the same direction or amount at the same time. We generally hold our mortgage investments to generate a spread over our debt on a long-term basis. The fair value of our assets and liabilities can be significantly affected by periodic changes in the net OAS between the mortgage and agency debt sectors. The fair value impact of changes in mortgage-to-debt OAS for a given period represents an estimate of the net unrealized increase or decrease in the fair value of our net assets resulting from fluctuations during the reported period in the net OAS between our mortgage assets and our outstanding debt securities. When the mortgage-to-debt OAS on a given mortgage asset increases, or widens, the fair value of the asset will typically decline relative to the debt. The level of OAS and changes in OAS are model-dependent and differ among market participants depending on the prepayment and interest rate models used to measure OAS.

We work to manage the OAS risk that exists at the time we purchase mortgage assets through our asset selection process. We use our proprietary models to evaluate mortgage assets on the basis of yield-to-maturity, option-adjusted yield spread, historical valuations and embedded options. Our models also take into account risk factors such as credit quality, price volatility and prepayment experience. We purchase mortgage assets that appear economically attractive to us in the context of current market conditions and that fall within our OAS targets. Although a widening of mortgage-to-debt OAS during a period generally results in lower fair values of the mortgage assets relative to the debt during that period, it can provide us with better investment opportunities to purchase mortgage assets because a wider OAS is indicative of higher expected returns. We generally purchase mortgage assets when mortgage-to-debt OAS is relatively wide and restrict our purchase activity or sell mortgage assets when mortgage-to-debt OAS is relatively narrow. We do not, however, attempt to actively manage or hedge the impact of changes in mortgage-to-debt OAS after we purchase mortgage assets, other than through asset monitoring and disposition.

•	Change in the Fair Value of our Net Guaranty Assets. As described more fully in “Notes to Consolidated Financial Statements—Note 18, Fair Value of Financial Instruments,” we calculate the estimated fair value of our existing guaranty business based on the difference between the estimated fair value of the guaranty fees we expect to receive and the estimated fair value of the guaranty obligations we assume. The fair value of both our guaranty assets and our guaranty obligations is highly sensitive to changes in interest rates and credit quality. Changes in interest rates can result in significant periodic fluctuations in the fair value of our net assets. For example, as interest rates decline, the expected prepayment rate on fixed-rate mortgages increases, which lowers the fair value of our existing guaranty business. We do not believe, however, that periodic changes in fair value are the best indication of the long-term value of our guaranty business because they do not take into account future guaranty business activity. Based on our historical experience, we expect that the guaranty fee income generated from future business activity will largely replace any guaranty fee income lost as a result of mortgage prepayments. Accordingly, we do not actively manage or hedge expected changes in the fair value of our net guaranty assets related to changes in interest rates. To assess the value of our underlying guaranty business, we focus primarily on changes in the fair value of our net guaranty assets resulting from business growth, changes in the credit quality of existing guaranty arrangements and changes in anticipated future credit performance.

Market Drivers of Changes in Fair Value

Selected relevant market information is shown below in Table 18. Our goal is to minimize the risk associated with changes in interest rates for our investments in mortgage assets. Accordingly, we do not expect changes in interest rates to have a significant impact on the fair value of our net mortgage assets. The market conditions that we expect to have the most significant impact on the fair value of our net assets include changes in implied volatility and relative changes between mortgage OAS and debt OAS. A decrease in implied volatility generally increases the estimated fair value of our mortgage assets and decreases the estimated fair value of our debt and derivatives, while an increase in implied volatility generally has the opposite effect. A tighter, or lower, mortgage OAS generally increases the estimated fair value of our mortgage assets, and a tighter debt OAS generally increases the fair value of our liabilities. Changes in interest rates, however, may have a significant impact on our guaranty business because we do not actively manage or hedge expected changes in the fair value of our net guaranty assets related to changes in interest rates. We have included the Lehman U.S. MBS Index OAS over the U.S. Treasury yield curve and over the LIBOR yield curve for each of 2004 and 2005. Mortgage market participants have generally moved from a Treasury basis to a LIBOR basis as the preferred way for measuring mortgage OAS. We use OAS to LIBOR as our primary basis for measuring both mortgage OAS and debt OAS.

Table 18:  Selected Market Information(1)

							Change
	As of December 31,						2005		2004
	2005		2004		2003		vs. 2004		vs. 2003

10-year U.S. Treasury note yield	4.39%		4.22%		4.25%		0.17%		(0.03)%
Implied volatility(2)	19.5%		20.1%		22.9%		(0.6)%		(2.8)%
30-year Fannie Mae MBS par coupon rate	5.75%		5.21%		5.28%		0.54%		(0.07)%
Lehman U.S. MBS Index OAS (in basis points) over LIBOR yield curve	4.2	bp	(11.5	)bp	(3)		15.7	bp	(3)
Lehman U.S. MBS Index OAS (in basis points) over U.S. Treasury yield curve	54.5	bp	22.5	bp	27.6	bp	32.0	bp	(5.1	)bp
Lehman U.S. Agency Debt Index OAS (in basis points) over LIBOR yield curve	(11.0	)bp	(6.3	)bp	(3)		(4.7	)bp	(3)
Lehman U.S. Agency Debt Index OAS (in basis points) over U.S. Treasury yield curve	35.5	bp	32.2	bp	36.9	bp	3.3	bp	(4.7	)bp

(1)	Information obtained from Lehman Live and Bloomberg.

(2)	Implied volatility for an interest rate swaption with a 3-year option on a 10-year final maturity.

(3)	Not available.

Changes in Non-GAAP Estimated Fair Value of Net Assets

The following table summarizes the change in the fair value of our net assets, as adjusted for capital transactions, for each of 2005 and 2004.

Table 19:  Non-GAAP Estimated Fair Value of Net Assets (Net of Tax Effect)

	2005	2004

Balance as of January 1	$40,094	$28,393
Capital transactions:(1)
Common dividends, share repurchases and issuances, net	(943)	(2,165)
Preferred dividends and share issuances, net	(486)	4,760

Capital transactions, net	(1,429)	2,595
Change in estimated fair value of net assets, net of capital transactions	3,534	9,106

Total change in estimated fair value of net assets	2,105	11,701

Balance as of December 31(2)	$42,199	$40,094

(1)	Represents net capital transactions, which are reflected in the Consolidated Statements of Changes in Stockholders’ Equity.

(2)	Represents estimated fair value of net assets (net of tax effect) presented in Table 17: Non-GAAP Supplemental Consolidated Fair Value Balance Sheets.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

As indicated above in Table 19, the estimated fair value of our net assets (net of tax effect) as of December 31, 2005 was $42.2 billion, an increase of $2.1 billion, or 5%, from December 31, 2004. The $2.1 billion increase in 2005 included the effect of the payment of $1.4 billion of dividends to holders of our common and preferred stock. The estimated fair value of our net guaranty assets increased by approximately $1.5 billion. This increase in fair value is primarily due to higher interest rates and improvements in the credit quality of our book of business in 2005, which was driven primarily by the increase in home prices during the year. As displayed in Table 18 above, the 30-year Fannie Mae MBS par coupon rate and the 10-year U.S. Treasury note yield increased in 2005, which slowed the rate of expected prepayments and increased the fair value of our net guaranty assets.

As also indicated in Table 18, mortgage OAS based on the Lehman U.S. MBS Index to LIBOR increased by 15.7 basis points from minus 11.5 basis points as of year-end 2004, to 4.2 basis points as of year-end 2005. Debt OAS based on the Lehman U.S. Agency Debt Index to LIBOR decreased by 4.7 basis points from minus 6.3 basis points as of year-end 2004, to minus 11.0 basis points as of year-end 2005. This net increase in mortgage to debt OAS, a slight decline in interest rates and the flattening of the yield curve resulted in a decline in the fair value of our net mortgage assets. More than offsetting this decline were the cash inflows from our net mortgage assets and a slight decrease in implied volatility.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

The estimated fair value of our net assets (net of tax effect) increased by $11.7 billion, or 41%, to $40.1 billion as of December 31, 2004 from the prior year end. Of the total $11.7 billion increase in 2004, approximately $2.8 billion was attributable to capital transactions, consisting primarily of $5.0 billion of gross proceeds we received from a preferred stock offering in 2004, partially offset by the payment of $2.2 billion of dividends to holders of our common and preferred stock. Net cash inflows generated by our Single-Family, HCD and Capital Markets businesses also contributed to the increase in fair value of our net assets (non-GAAP) in 2004. The remainder of the increase of $9.1 billion in 2004 was largely attributable to changes in market conditions, primarily related to an increase in implied volatility, as explained below.

Also as indicated in Table 18, implied volatility decreased considerably during 2004 compared to 2003. For example, the implied volatility of 3-year swaptions on 10-year underlying instruments declined by 280 basis points, to 20.1% as of December 31, 2004 from 22.9% as of December 31, 2003. As shown in Table 17, this decrease in implied volatility had the effect of increasing the estimated fair value of our mortgage assets more than it increased the estimated fair value of our debt and derivatives funding of those assets as shown above in Table 17. Changes in OAS had less of an impact on the fair value of our net assets over this period. According to the Lehman U.S. MBS Index, the OAS of mortgages to the U.S. Treasury yield curve decreased by 5.1 basis points to 22.5 basis points as of December 31, 2004, which contributed to an increase in the fair value of our mortgage assets. The OAS on debt securities included in the Lehman U.S. Agency Debt Index decreased by 4.7 basis points to 32.2 basis points as of December 31, 2004, which contributed to an increase in the fair value of our debt.

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

Effective management of risks is an integral part of our business and critical to our safety and soundness. In the following sections, we provide an overview of our corporate risk governance structure and risk management processes, which are intended to identify, measure, monitor and control the principal risks we assume in conducting our business activities in accordance with defined policies and procedures. Following the overview, we provide additional information on how we manage each of our four major categories of risk. In “Item 1A—Risk Factors,” we identify other risk factors that may adversely affect our business.

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

Our corporate risk framework is supported by a governance structure encompassing the Board of Directors, an independent corporate risk oversight organization, business units, management-level risk committees and

Internal Audit. As we continue in our efforts to build out our risk oversight organization, we are establishing clear lines of authority, clarifying roles and responsibilities, and enacting policies and procedures designed to ensure that we have an independent risk oversight function with appropriate checks and balances throughout our company.

Risk Policy and Capital Committee of the Board of Directors

The Board of Directors is responsible for approving our risk governance framework and providing capital and risk management oversight. The Board exercises its oversight of credit risk, market risk, operational risk and liquidity risk primarily through the Board’s Risk Policy and Capital Committee. The responsibilities of the Risk Policy and Capital Committee include:

•	recommending for Board approval enterprise risk governance policy and limits consistent with our mission, safety and soundness;

•	overseeing the development of policies and procedures designed to: (i) define, measure, identify and report on credit, market, liquidity and operational risk; and (ii) establish and communicate risk management controls throughout the company;

•	overseeing compliance with all enterprise-wide risk management policies;

•	overseeing the Chief Risk Office; and

•	reviewing the sufficiency of personnel, systems and other risk management capabilities.

In 2006, the Board of Directors adopted corporate risk principles that are being implemented to govern our risk activities. These principles include taking risks in an informed and disciplined manner and ensuring that we are adequately compensated for the risks we take, consistent with our mission goals.

Chief Risk Office

The Chief Risk Office is an independent risk oversight organization with responsibility for oversight of credit risk, market risk and operational risk. The Chief Risk Office is headed by a Chief Risk Officer who reports directly to the Chief Executive Officer and independently to the Risk Policy and Capital Committee of the Board of Directors. The Chief Risk Office and the position of Chief Risk Officer were established in 2005. The Chief Risk Office is responsible for formulating corporate risk policies and monitoring the company’s aggregate risk profile. The Chief Risk Office works closely with our business units to ensure they have in place the structure and information systems necessary to adequately identify, measure, report, monitor and control their key business risks, consistent with corporate standards. The Chief Risk Office also is responsible for validation of risk models and for developing and implementing an economic risk capital framework.

The Chief Risk Officer is responsible for establishing our overall risk governance structure and providing independent evaluation and oversight of our risk management activities. In addition to directing the Chief Risk Office, the Chief Risk Officer oversees our management-level corporate risk committees. The Chief Risk Officer reports on a regular basis to our Board of Directors regarding our corporate risk profile, including our aggregate risk exposure, the level of risk by type of risk, performance relative to risk limits and any significant risk management issues. The Chief Risk Officer also reports to the Board of Directors annually on management’s adherence to our corporate risk principles.

Risk Management Committees

At the end of 2006, we restructured our risk management committees to enhance our risk governance framework. We dissolved the Corporate Risk Management Committee, which had previously focused on both credit and market risk oversight, and formed two separate committees, the Credit Risk Committee and the Market Risk Committee. We now have three management-level risk committees that focus on our major categories of risk: (i) the Credit Risk Committee, which focuses on credit risk; (ii) the Market Risk

Committee, which focuses on market, liquidity and model risk; and (iii) the Operational Risk Committee, which focuses on operational risk. Each committee is responsible for, among other things:

•	monitoring aggregated risk exposure;

•	discussing emerging risk issues;

•	reviewing key corporate risk limits and exposures;

•	reviewing the risk aspects of significant new business initiatives; and

•	reviewing and recommending risk policies with corporate-wide or significant business unit implications.

We also established two additional management-level risk committees that focus on other significant business risks: (i) the Capital Structure Committee, which focuses on capital management activities; and (ii) the Compliance Coordination Committee, which focuses on compliance with legal and regulatory requirements. Our Compliance Coordination Committee also is responsible for coordinating the legal and regulatory compliance risk governance functions with other control functions, such as Legal, Internal Audit and the Chief Risk Office.

The Management Executive Committee, which is chaired by the Chief Executive Officer and composed of principal executive officers of the company, has responsibility for reviewing and approving our enterprise-wide risk tolerance policy and our enterprise-wide risk framework, addressing issues referred to it by our risk committees, addressing matters that involve multiple types of risks and addressing other significant business and reputational risks. Where appropriate, the Management Executive Committee brings transactions of an extraordinary nature and significant potential new business activities to the Risk Policy and Capital Committee of the Board of Directors, as well as other relevant committees if necessary, for review and approval.

Business Units

Business unit managers execute company-wide risk policies set by the Chief Risk Officer, develop risk management strategies for their specific businesses, and establish and implement risk management policies and practices within their businesses. Each business unit is responsible for identifying, measuring and managing key credit risks within its business. In addition, each business unit has business unit risk managers who are responsible for ensuring that there are clear delineations of responsibility for managing credit risk, adequate systems for measuring credit risk, appropriately structured limits on risk taking, effective internal controls and a comprehensive risk reporting process. As part of our risk governance structure, we have established within each business unit risk committees that are responsible for decisions relating to risk strategy, policies and controls.

Internal Audit

Our Internal Audit group, under the direction of the Chief Audit Executive, provides an objective assessment of the design and execution of our internal control system, including our management systems, risk governance, and policies and procedures. The Chief Audit Executive reports directly and independently to the Audit Committee of the Board of Directors, and audit personnel are compensated on objectives set for the group by the Audit Committee rather than corporate financial results or goals. The Chief Audit Executive operates independently of management and may be removed only upon Board approval. Internal Audit activities are designed to provide reasonable assurance that resources are safeguarded; that significant financial, managerial and operating information is complete, accurate and reliable; and that employee actions comply with our policies and applicable laws and regulations.

Office of Compliance and Ethics

Our Office of Compliance and Ethics, under the direction of the Chief Compliance Officer, is responsible for developing and carrying out corporate policies related to compliance, ethics and investigations. The Office of Compliance and Ethics and the position of Chief Compliance Officer were established in 2005. The Chief Compliance Officer reports directly to the Chief Executive Officer and independently to the Compliance

Committee of the Board of Directors. Office of Compliance and Ethics personnel are compensated on objectives set for the group by the Compliance Committee of the Board of Directors rather than corporate financial results or goals. The Chief Compliance Officer operates independently of management and may be removed only upon Board approval. The Chief Compliance Officer is responsible for overseeing our compliance activities; developing and promoting a code of ethical conduct; evaluating and investigating any allegations of misconduct; and overseeing and coordinating our OFHEO and HUD regulatory reporting and examinations.

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

Our Single-Family Credit Guaranty and HCD businesses are responsible for identifying, measuring, monitoring and managing credit risk subject to corporate risk policies and limits approved by the Chief Risk Office, which provides corporate oversight of the credit risk management process. The Credit Risk Committee, which focuses on credit risk, meets at least monthly to review our aggregate credit risk profile and monitor our exposure relative to credit risk limits.

Our credit-related losses during the period 2003 to 2005 reflect the high credit quality of our mortgage credit book of business, resulting from the effect of a combination of several factors, including strong home price appreciation during the period, the benefits we receive from credit enhancements and other risk-sharing strategies, and our loss mitigation efforts. Our credit-related losses during this period remained at what we consider to be low levels, not exceeding 0.02% of our mortgage credit book of business during any given year. Because the rapid acceleration of home prices during the period from 1999 to 2005 was a significant factor in helping to mitigate our credit losses over the past several years, we expect our credit losses to increase as a result of the significant slowdown in home price appreciation during 2006 and our belief that home prices could decline modestly in 2007.

Mortgage Credit Risk Management

Mortgage credit risk is the risk that a borrower will fail to make required mortgage payments. We are exposed to credit risk on our mortgage credit book of business because we either hold the mortgage assets or have issued a guaranty in connection with the creation of Fannie Mae MBS backed by mortgage assets. Our mortgage credit book of business consists of both on- and off-balance sheet arrangements, including single-family and multifamily mortgage loans held in our portfolio; Fannie Mae MBS and non-Fannie Mae mortgage-related securities held in our portfolio; Fannie Mae MBS held by third- party investors; and credit enhancements that we provide on mortgage assets. We provide additional information regarding our off-balance sheet arrangements in “Off-Balance Sheet Arrangements and Variable Interest Entities” below.

Factors affecting credit risk on loans in our single-family mortgage credit book of business include the borrower’s financial strength and credit profile; the type of mortgage; the characteristics of the property and the value of the property securing the mortgage; and economic conditions, such as changes in home prices. Factors that affect credit risk on a multifamily loan include the structure of the financing; the type and location of the property; the condition and value of the property; the financial strength of the borrower and lender; market and sub-market trends and growth; and the current and anticipated cash flows from the property. These and other factors affect both the amount of expected credit loss on a given loan and the sensitivity of that loss to changes in the economic environment.

Table 20 displays the composition of our mortgage credit book of business as of December 31, 2005, 2004 and 2003. Our single-family mortgage credit book of business accounted for approximately 94% of our entire mortgage credit book of business as of December 31, 2005 and approximately 95% as of December 31, 2004 and 2003.

Table 20:  Composition of Mortgage Credit Book of Business

	As of December 31, 2005
	Single-Family		Multifamily		Total
	Conventional(1)	Government(2)	Conventional(1)	Government(2)	Conventional(1)	Government(2)
			(Dollars in millions)

Mortgage portfolio:(3)
Mortgage loans(4)	$299,765	$15,036	$50,731	$1,148	$350,496	$16,184
Fannie Mae MBS(4)	232,574	1,001	404	472	232,978	1,473
Agency mortgage-related securities(4)(5)	28,604	2,380	—	57	28,604	2,437
Mortgage revenue bonds	4,000	3,965	8,375	2,462	12,375	6,427
Other mortgage-related securities(6)	85,698	1,174	—	43	85,698	1,217

Total mortgage portfolio	650,641	23,556	59,510	4,182	710,151	27,738
Fannie Mae MBS held by third parties(7)	1,523,043	23,734	50,345	1,796	1,573,388	25,530
Other(8)	3,291	—	15,718	143	19,009	143

Mortgage credit book of business	$2,176,975	$47,290	$125,573	$6,121	$2,302,548	$53,411

	As of December 31, 2004
	Single-Family		Multifamily		Total
	Conventional(1)	Government(2)	Conventional(1)	Government(2)	Conventional(1)	Government(2)
			(Dollars in millions)

Mortgage portfolio:(3)
Mortgage loans(4)	$345,575	$10,112	$43,396	$1,074	$388,971	$11,186
Fannie Mae MBS(4)	341,768	1,239	505	892	342,273	2,131
Agency mortgage-related securities(4)(5)	37,422	4,273	—	68	37,422	4,341
Mortgage revenue bonds	6,344	4,951	8,037	2,744	14,381	7,695
Other mortgage-related securities(6)	108,082	669	12	46	108,094	715

Total mortgage portfolio	839,191	21,244	51,950	4,824	891,141	26,068
Fannie Mae MBS held by third parties(7)	1,319,066	32,337	54,639	2,005	1,373,705	34,342
Other(8)	346	—	14,111	368	14,457	368

Mortgage credit book of business	$2,158,603	$53,581	$120,700	$7,197	$2,279,303	$60,778

	As of December 31, 2003
	Single-Family		Multifamily		Total
	Conventional(1)	Government(2)	Conventional(1)	Government(2)	Conventional(1)	Government(2)
			(Dollars in millions)

Mortgage portfolio:(3)
Mortgage loans(4)	$355,200	$7,284	$33,945	$1,204	$389,145	$8,488
Fannie Mae MBS(4)	402,079	1,933	412	1,498	402,491	3,431
Agency mortgage-related securities(4)(5)	30,672	7,235	—	68	30,672	7,303
Mortgage revenue bonds	6,242	5,983	5,828	2,306	12,070	8,289
Other mortgage-related securities(6)	46,714	169	42	54	46,756	223

Total mortgage portfolio	840,907	22,604	40,227	5,130	881,134	27,734
Fannie Mae MBS held by third parties(7)	1,200,222	38,487	59,403	2,408	1,259,625	40,895
Other(8)	330	—	12,346	492	12,676	492

Total mortgage credit book of business	$2,041,459	$61,091	$111,976	$8,030	$2,153,435	$69,121

(1)	Refers to mortgage loans and mortgage-related securities that are not guaranteed or insured by the U.S. government or any of its agencies.

(2)	Refers to mortgage loans and mortgage-related securities guaranteed or insured by the U.S. government or one of its agencies.

(3)	Mortgage portfolio data is reported based on unpaid principal balance.

(4)	Mortgage loan data includes mortgage-related securities that were consolidated and reported in our consolidated balance sheets as loans of $113.3 billion, $152.7 billion and $162.5 billion as of December 31, 2005, 2004 and 2003, respectively.

(5)	Includes mortgage-related securities issued by Freddie Mac and Ginnie Mae. We held mortgage-related securities issued by Freddie Mac totaling $28.7 billion as of December 31, 2005, which exceeded 10% of our stockholders’ equity as of that date.

(6)	Includes mortgage-related securities issued by entities other than Fannie Mae, Freddie Mac or Ginnie Mae.

(7)	Includes Fannie Mae MBS held by third-party investors. The principal balance of resecuritized Fannie Mae MBS is included only once.

(8)	Includes additional single-family and multifamily credit enhancements that we provide not otherwise reflected in the table.

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

Acquisition Policy and Standards

Single-Family

Our Single-Family business is responsible for pricing and managing credit risk relating to the portion of our single-family mortgage credit book of business consisting of single-family mortgage loans and Fannie Mae MBS backed by single-family mortgage loans (whether held in our portfolio or held by third parties). This portion of our business, for which we have access to more detailed loan-level information, represented approximately 94%, 92% and 95% of our total conventional single-family mortgage credit book of business as of December 31, 2005, 2004 and 2003, respectively. Unless otherwise noted, the credit statistics we provide relate only to this specific portion of our conventional single-family mortgage credit book.

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

Lenders generally represent and warrant compliance with our asset acquisition requirements when they sell mortgage loans to us or deliver mortgage loans in exchange for Fannie Mae MBS. We may require the lender to repurchase a loan or we may seek another remedy if we identify any underwriting or eligibility deficiencies. We have developed a proprietary automated underwriting system, Desktop Underwriter®, which measures default risk by assessing the primary risk factors of a mortgage, including the loan-to-value ratio, the borrower’s credit profile, the type of mortgage, the loan purpose, and other mortgage and borrower characteristics. Subject to our review and approval, we also purchase and securitize mortgage loans that have been underwritten using other automated underwriting systems, as well as mortgage loans underwritten to agreed-upon standards that differ from our standard underwriting criteria.

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

Primary mortgage insurance is the most common type of credit enhancement in our mortgage credit book of business and is typically provided on a loan-level basis. Primary mortgage insurance, which is typically provided by one of eight mortgage insurance companies, transfers varying portions of the credit risk associated with a mortgage loan to a third-party insurer. As discussed below in “Institutional Counterparty Credit Risk Management—Mortgage Insurers”, these insurers are subject to our eligibility requirements. The amount of insurance we obtain on any mortgage loan depends on our requirements, which depend on our assessment of risk. In addition to the credit enhancement required by our charter, we may require or obtain supplemental credit enhancement for some mortgage loans, typically those with higher credit risk. Our use of discretionary credit enhancements depends on our view of the inherent credit risk, the price of the credit enhancement, and our risk versus return objective. The percentage of our conventional single-family mortgage credit book of business with credit enhancement, including primary mortgage, pool mortgage insurance, lender recourse and shared risk, was 18%, 19% and 21% as of December 31, 2005, 2004 and 2003, respectively. The percentage of our conventional single-family mortgage credit book of business with credit enhancement has not changed significantly since the end of 2005.

The remaining portion of our conventional single-family mortgage credit book of business consists of non-Fannie Mae mortgage-related securities backed by single-family mortgage loans and credit enhancements that we provide on single-family mortgage assets. Non-Fannie Mae mortgage-related securities held in our portfolio include Freddie Mac securities, Ginnie Mae securities, private-label mortgage-related securities, Fannie Mae MBS backed by private-label mortgage-related securities, and housing-related municipal revenue bonds. Our Capital Markets group prices and manages credit risk related to this specific portion of our conventional single-family mortgage credit book. We may not have access to detailed loan-level data on these particular mortgage-related assets and therefore may not manage the credit performance of individual loans. However, a substantial majority of these securities benefit from significant forms of credit enhancement, including guarantees from Ginnie Mae or Freddie Mac, insurance policies, structured subordination and similar sources of credit protection. All non-Fannie Mae agency securities held in our portfolio as of December 31, 2006 were rated AAA/Aaa by Standard & Poor’s and Moody’s. Over 90% of non-agency mortgage-related securities held in our portfolio as of December 31, 2006 were rated AAA/Aaa by Standard & Poor’s and Moody’s.

Housing and Community Development

Our HCD business is responsible for managing the credit risk on multifamily mortgage loans we purchase and on Fannie Mae MBS backed by multifamily loans (whether held in our portfolio or held by third parties). HCD also makes equity investments in LIHTC limited partnerships that own an interest in rental housing that the partnerships have developed or rehabilitated. On a much smaller scale, our HCD business also makes investments in other rental or for-sale housing developments and provides loans and credit support to public entities and local banks to support affordable housing and community development. We have established credit and underwriting guidelines for these transactions. While the underwriting of single-family loans primarily focuses on an evaluation of the borrower’s ability to repay the loan, the underwriting of multifamily loans focuses primarily on an evaluation of expected cash flows from the property for repayment. Our multifamily guidelines require a comprehensive analysis of the property value, the LTV ratio, the local market, the borrower and its investment in the property, the property’s historical and projected financial performance, the property’s physical condition and third-party reports, including appraisals and engineering and environmental reports. For multifamily equity investments, we also evaluate the strength of our investment sponsors and third-party asset managers.

Multifamily loans we purchase or that back Fannie Mae MBS are either underwritten by a Fannie Mae-approved lender or subject to our underwriting review prior to closing. Many of our agreements delegate the underwriting decisions to the lender, principally through our Delegated Underwriting and Servicing, or DUStm, program. Loans delivered to us by DUS lenders represented approximately 87% and 89% of our multifamily mortgage credit book of business as of December 31, 2005 and 2004, respectively. Lenders represent and warrant compliance with our underwriting requirements when they sell us mortgage loans, when they request securitization of their loans into Fannie Mae MBS or when they request that we provide credit enhancement in connection with an affordable housing bond transaction. In addition, we use proprietary models and analytical tools to price and measure credit risk at acquisition. After closing, we conduct a post-purchase review of certain loans based on the product type or risk profile of the loan, the lender’s historical underwriting practices, the market and submarket conditions. If non-compliance issues are revealed during the review process, we may take a variety of actions, including increasing the lender credit loss sharing or requiring a lender to repurchase a loan, depending on the severity of the issues identified.

The use of credit enhancements is also an important part of our multifamily acquisition policy and standards. We use a variety of credit enhancement vehicles including lender risk sharing, lender repurchase agreements, pool insurance, subordinated participations in mortgage loans or structured pools, cash and letter of credit collateral agreements, and cross-collateralization/cross-default provisions. The most prevalent form of credit enhancement is lender risk sharing. Lenders in the DUS program typically share in loan-level credit losses in one of two ways. Generally, they either bear losses up to the first 5% of unpaid principal balance of the loan and share in remaining losses up to a prescribed limit, or they agree to share with us up to one-third of the credit losses on an equal basis. The percentage of our multifamily credit book of business with credit enhancement was 95% as of December 31, 2005, 2004 and 2003.

Portfolio Diversification and Monitoring

Single-Family

Our single-family mortgage credit book of business is diversified based on several factors that influence credit quality. We continually review the credit quality of our single-family mortgage credit book of business with a focus on a variety of mortgage loan risk factors, including loan-to-value ratios, loan product type, property type, occupancy type, credit score, loan purpose, property location and age of loan. Table 21 presents our conventional single-family mortgage credit book of business as of December 31, 2005, 2004 and 2003, based on the key risk characteristics that we monitor closely to assess the sensitivity of our credit losses to economic changes. Table 22 presents our conventional single-family business volumes for 2005, 2004 and 2003 based on these risk characteristics. We typically obtain the data for these statistics from the sellers or servicers of the mortgage loans and receive representations and warranties as to the accuracy of the information. While we perform various quality assurance checks by sampling loans to assess compliance with our underwriting and eligibility criteria, we do not independently verify all reported information. As noted above, we generally have access to detailed loan-level statistics only on conventional single-family mortgage loans held in our portfolio and backing Fannie MBS (whether held in our portfolio or held by third parties).

Table 21:  Risk Characteristics of Conventional Single-Family Mortgage Credit Book

	Percent of Book of Business(1)
	As of December 31,
	2005	2004	2003

Original loan-to-value ratio:(2)
<= 60.00	26%	26%	26%
60.01% to 70.00%	17	17	17
70.01% to 80.00%	41	40	39
80.01% to 90.00%	8	9	10
90.01% to 100.0%	8	8	8
Greater than 100%	—	—	—

Total	100%	100%	100%

Weighted average	70%	70%	70%
Estimated mark-to-market loan-to-value ratio:(2)
<= 60.00	60%	53%	43%
60.01% to 70.00%	17	20	22
70.01% to 80.00%	16	18	24
80.01% to 90.00%	5	6	8
90.01% to 100.0%	2	3	3
Greater than 100%	—	—	—

Total	100%	100%	100%

Weighted average	53%	57%	60%
Average loan amount	$129,657	$125,812	$122,901
Product type:(3)
Fixed-rate:
Long-term	65%	64%	64%
Intermediate-term	21	24	27
Interest-only	—	—	—

Total fixed-rate	86	88	91

Adjustable-rate:
Interest-only	4	2	1
Negative-amortizing	2	1	1
Other ARMs	8	9	7

Total adjustable-rate	14	12	9

Total	100%	100%	100%

Number of property units:
1 unit	96%	96%	96%
2-4 units	4	4	4

Total	100%	100%	100%

Property type:
Single-family homes	92%	93%	93%
Condo/Co-op	8	7	7

Total	100%	100%	100%

	Percent of Book of Business(1)
	As of December 31,
	2005	2004	2003

Occupancy type:
Primary residence	91%	92%	92%
Second/vacation home	4	3	3
Investor	5	5	5

Total	100%	100%	100%

Credit score:
< 620	5%	5%	5%
620 to < 660	10	11	11
660 to < 700	18	18	18
700 to < 740	23	23	23
>= 740	43	41	40
Not available	1	2	3

Total	100%	100%	100%

Weighted average	721	719	717
Loan purpose:
Purchase	34%	31%	28%
Cash-out refinance	31	30	30
Other refinance	35	39	42

Total	100%	100%	100%

Geographic concentration:(4)
Midwest	17%	17%	17%
Northeast	19	19	18
Southeast	23	22	22
Southwest	16	16	16
West	25	26	27

Total	100%	100%	100%

Origination year:
<= 1995	2%	2%	5%
1996	—	—	1
1997	—	1	1
1998	2	2	3
1999	1	2	2
2000	1	1	1
2001	4	6	9
2002	12	17	25
2003	36	46	53
2004	21	23	—
2005	21	—	—

Total	100%	100%	100%

(1)	Percentages calculated based on unpaid principal balance of loans as of the end of each period.
(2)	Excludes loans for which this information is not readily available. The methodology used to estimate the mark-to-market loan-to-value ratio was implemented in 2004.
(3)	Long-term fixed-rate consists of mortgage loans with contractual maturities greater than 15 years. Intermediate-term fixed-rate consists of mortgage loans with contractual maturities equal to or less than 15 years.
(4)	Midwest includes IL, IN, IA, MI, MN, NE, ND, OH, SD and WI. Northeast includes CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT and VI. Southeast includes AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA and WV. Southwest includes AZ, AR, CO, KS, LA, MO, NM, OK, TX and UT. West includes AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

Table 22:  Risk Characteristics of Conventional Single-Family Mortgage Business Volume

	Percent of Business Volume(1)
	For the Year Ended December 31,
	2005	2004	2003

Original loan-to-value ratio:
<= 60.00	22%	23%	29%
60.01% to 70.00%	16	16	18
70.01% to 80.00%	46	43	38
80.01% to 90.00%	7	8	8
90.01% to 100.0%	9	10	7
Greater than 100%	—	—	—

Total	100%	100%	100%

Weighted average	72%	71%	68%
Average loan amount	$171,761	$158,759	$153,461
Product type:(2)
Fixed-rate:
Long-term	69%	62%	63%
Intermediate-term	9	16	27
Interest-only	1	—	—

Total fixed-rate	79	78	90

Adjustable-rate:
Interest-only	9	5	1
Negative-amortizing	3	2	1
Other ARMs	9	15	8

Total adjustable-rate	21	22	10

Total	100%	100%	100%

Number of property units:
1 unit	96%	96%	96%
2-4 units	4	4	4

Total	100%	100%	100%

Property type:
Single-family detached	90%	91%	93%
Condo/Co-op	10	9	7

Total	100%	100%	100%

Occupancy type:
Primary residence	89%	91%	93%
Second/vacation home	5	4	3
Investor	6	5	4

Total	100%	100%	100%

	Percent of Business Volume(1)
	For the Year Ended December 31,
	2005	2004	2003

Credit score:
< 620	5%	6%	4%
620 to < 660	11	12	10
660 to < 700	19	19	18
700 to < 740	23	24	24
>= 740	42	39	44
Not available	—	—	—

Total	100%	100%	100%

Weighted average	719	715	721
Loan purpose:
Purchase	47%	43%	22%
Cash-out refinance	35	29	32
Other refinance	18	28	46

Total	100%	100%	100%

Geographic concentration:(3)
Midwest	16%	17%	18%
Northeast	18	19	18
Southeast	25	22	20
Southwest	16	14	14
West	25	28	30

Total	100%	100%	100%

(1)	Percentages calculated based on unpaid principal balance of loans at time of acquisition.

(2)	Long-term fixed-rate consists of mortgage loans with contractual maturities greater than 15 years. Intermediate-term fixed-rate consists of mortgage loans with contractual maturities equal to or less than 15 years.

(3)	See footnote 4 to Table 21 for states included in each geographic region.

The key elements of the above risk characteristics are as follows:

•	Loan-to-value (“LTV”) ratio. The LTV ratio is the ratio, at a given point in time, of the unpaid principal balance of a mortgage loan to the value of the property that serves as collateral for the loan (expressed as a percentage). LTV ratio is a strong predictor of credit performance. In most cases, the original LTV is based on the appraised property value reported to us at the time of acquisition of the loan and the original unpaid principal balance of the loan. The aggregate current or estimated mark-to-market LTV is based on the estimated current value of the property, calculated using an internal valuation model that estimates periodic changes in home value, and the unpaid principal balance of the loan as of the date of each reported period. Assuming all other factors are equal, the likelihood of default and the gross severity of a loss in the event of default are typically lower as the LTV ratio decreases.

•	Product type. Product type is defined by the nature of the interest rate applicable to the mortgage (fixed for the duration of the loan or adjustable subject to contractual terms) and by the maturity of the loan. We generally divide our Single-Family business into three primary product types: long-term, fixed-rate mortgages with original terms of greater than 15 years; intermediate-term, fixed-rate mortgages with original terms of 15 years or less; and ARMs of any term. During 2004, 2005 and 2006, there was a proliferation of alternative product types, including negative-amortizing loans and interest-only loans. Negative-amortizing loans allow the borrower to make monthly payments that are less than the interest actually accrued for the period. The unpaid interest is added to the principal balance of the loan, which increases the outstanding loan balance. Negative-amortizing loans are typically adjustable-rate mortgage loans. Interest-only loans allow the borrower to pay only the monthly interest due, and none of the principal, for a fixed term. After the end of that term, usually five to ten years, the borrower can choose to refinance, pay the principal balance in a lump sum, or begin paying the monthly scheduled principal due on the loan, which results in a higher monthly payment at that time. Interest-only loans can be adjustable-rate or fixed-rate mortgage loans. While negative-amortizing and interest-only loans have been offered by lenders for some time, we began separately reporting and more closely monitoring them as their prevalence increased during 2004 to 2006.

Certain residential loan product types have features that may result in increased credit risk when compared to residential loans without those features. In general, 15-year fixed-rate mortgages exhibit the lowest default rate among the types of mortgage loans we securitize and purchase, due to the accelerated rate of principal amortization on these mortgages and the credit profiles of borrowers who use them. The next lowest rate of default is associated with 30-year fixed-rate mortgages. Balloon/reset mortgages and ARMs typically default at a higher rate than fixed-rate mortgages, although default rates for different types of ARMs may vary. While ARMs are typically originated with interest rates that are initially lower than those available for fixed-rate mortgages, the interest rates on ARMs change over time based on changes in an index or reference interest rate. As a result, the borrower’s payments may rise or fall, within limits, as interest rates change. As payment amounts increase, the risk of default also increases. In the low interest rate environment experienced during 2006, 2005, 2004 and 2003, this industry trend was reversed with ARMs exhibiting lower default rates than fixed-rate mortgages. We expect loans that permit a borrower to defer the payment of principal or interest, such as negative-amortizing and interest-only loans, to default more often than traditional mortgage loans. We consider the risk of default in determining our guaranty fee and purchase price.

•	Number of units. We classify mortgages secured by housing with four or fewer living units as single- family. Mortgages on one-unit properties tend to have lower credit risk than mortgages on multiple-unit properties, such as duplexes, all other factors held equal. Over 95% of our conventional single-family mortgage credit book of business consists of loans secured by one-unit properties.

•	Property type. We evaluate the underlying type of property that secures a mortgage loan. Condominiums are generally considered to have higher credit risk than single-family detached properties. Condominiums are often more difficult to resell than single-family detached properties, and they historically have exhibited greater volatility in home price trends.

•	Occupancy type. Borrowers may purchase a home as a primary residence, a second or vacation home, or an investment property. Assuming all other factors are equal, mortgages on properties occupied by the borrower as a primary or secondary residence tend to have lower credit risk than mortgages on investment properties.

•	Credit score. Credit score is a measure often used by the financial services industry, including our company, to assess borrower credit quality. Credit scores are generated by credit repositories and calculated based on proprietary statistical models that evaluate many types of information on a borrower’s credit report and predict the likelihood that a borrower will repay future obligations as expected. FICO® scores, developed by Fair Isaac Corporation, are commonly used credit scores. FICO scores, as reported by the credit repositories, may range from a low of 300 to a high of 850. Based on Fair Isaac Corporation statistical information, a higher FICO score typically indicates a lesser degree of credit risk.

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

The credit quality of the mortgage loans in our conventional single-family mortgage credit book of business remained high as of December 31, 2005 and 2004, as evidenced by weighted average loan-to-value ratios and weighted average credit scores. The weighted average original loan-to-value ratio was an estimated 70% as of both December 31, 2005 and 2004. The weighted average estimated mark-to-market loan-to-value ratio for our conventional single-family mortgage credit book of business decreased to 53% as of December 31, 2005, from 57% as of December 31, 2004. The weighted average credit score was 721 and 719 as of December 31, 2005 and 2004, respectively. As of December 31, 2006, the weighted average original loan-to-value ratio was an estimated 70% and the weighted average estimated mark-to-market loan-to-value ratio was an estimated 55%. The weighted average credit score remained at 721 as of December 31, 2006.

The most notable change in the overall risk profile of our single-family mortgage credit book of business in recent years has been in product types. As a result of the rise in home prices over the past several years, there has been a shift in the primary mortgage market to mortgage loans with features that make it easier for borrowers to qualify for a mortgage loan and that offer lower initial monthly payments by allowing the borrower to defer repayment of principal or interest. These products include interest-only mortgage loans that are available with both fixed-rate and adjustable-rate terms and ARMs that have the potential for negative amortization. In addition, there has been an increasing industry trend towards streamlining the mortgage loan underwriting process by reducing the documentation requirements for borrowers and accepting alternative or non-traditional documentation. Reduced documentation loans in some cases present higher credit risk than loans underwritten with full standard documentation. We have worked with our lender customers to support a broad range of mortgage products, including Alt-A and subprime products and other products with a higher level of credit risk, which have represented an increased proportion of mortgage originations in recent years. Although there is no uniform definition for Alt-A and subprime loans across the mortgage industry, Alt-A loans are generally defined as loans with lower or alternative documentation requirements, while subprime loans are generally defined as loans made to borrowers with weaker credit profiles. We have increased our participation in these types of products where we have concluded that it would be economically advantageous or that it would contribute to our mission objectives. We have worked to enhance our credit analytics and data to better understand, assess and price for the risks associated with these products to allow us to closely monitor credit risk and pricing dynamics across the full spectrum of mortgage product types.

The percentage of our single-family mortgage credit book of business consisting of subprime mortgage loans or structured Fannie Mae MBS backed by subprime mortgage loans was not material as of December 31, 2005. We estimate these loans represented approximately 0.2% of our single-family mortgage credit book of business as of December 31, 2006. To date, our purchases of subprime mortgage loans generally have been accompanied by the purchase of credit enhancements that materially reduce our exposure to credit losses on these mortgages. We estimate that approximately 2% of our single-family mortgage credit book of business as of December 31, 2006 consisted of private-label mortgage-related securities backed by subprime mortgage loans and, to a lesser extent, resecuritizations of private-label mortgage-related securities backed by subprime mortgage loans. We believe our credit exposure to the subprime mortgage loans underlying the private-label mortgage-related securities in our portfolio is limited because we have focused our purchases to date on the highest-rated tranches of these securities.

Interest-only ARMs, which represented approximately 5% of our conventional single-family business volume in 2004, increased to approximately 9% of our conventional single-family business volume in both 2005 and

2006. Most of the interest-only products we acquired during 2004 to 2006 had adjustable-rate terms. Approximately 43% of the interest-only products we acquired in 2006 had fixed-rate terms. Negative-amortizing ARMs represented approximately 2% of our conventional single-family business volume in 2004, compared with approximately 3% of our conventional single-family business volume in both 2005 and 2006. As a result of the shift in the product profile of new business in recent years, interest-only ARMs and negative-amortizing ARMs together represented approximately 6% of our conventional single-family mortgage credit book of business as of December 31, 2005 and 2006.

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

In December 2006, OFHEO directed us to take immediate action to apply the risk management, underwriting and consumer disclosure principles of this guidance to mortgages we purchase or guarantee. In response to the guidance, we are implementing changes to our Desktop Underwriter® automated underwriting system relating to the calculation of qualifying ratios for certain non-traditional mortgage products. We are also making adjustments to our underwriting and eligibility standards to ensure our guidelines conform to the interagency guidance. We submitted a report to OFHEO in February 2007 on our progress in developing policies, credit quality standards and capital provisions in line with the guidance. OFHEO may require additional changes to our underwriting system and guidelines in connection with the interagency guidance, and we are currently discussing with OFHEO the actions we should take to implement the principles of this guidance, consistent with our role as a secondary mortgage market participant.

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

We also have data on and manage multifamily mortgage credit risk at the loan level. We had loan-level data on approximately 90% of our total multifamily mortgage credit book as of December 31, 2005, 2004 and 2003. Unless otherwise noted, the credit statistics provided for our multifamily mortgage credit book generally include only mortgage loans in our portfolio, outstanding Fannie Mae MBS (excluding Fannie Mae MBS backed by non-Fannie Mae mortgage-related securities) and credit enhancements that we provide, where we have more detailed loan-level information.

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

We require our single-family servicers to pursue various resolutions of problem loans as an alternative to foreclosure, including:

•	repayment plans in which borrowers repay past due principal and interest over a reasonable period of time through a temporarily higher monthly payment;

•	loan modifications in which past due interest amounts are added to the loan principal amount and recovered over the remaining life of the loan, and other loan adjustments;

•	long-term forbearances in which the lender agrees to suspend borrower payments for an extended period of time;

•	accepting deeds in lieu of foreclosure whereby the borrower signs over title to the property without the added expense of a foreclosure proceeding; and

•	preforeclosure sales in which the borrower, working with the servicer, sells the home and pays off all or part of the outstanding loan, accrued interest and other expenses from the sale proceeds.

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

In those cases when a foreclosure avoidance effort is not successful, we typically foreclose and acquire the property. Our property management and sales operation employs several strategies designed to shorten our holding time, minimize the impact on the neighborhood, maximize our recovery and mitigate credit losses. These strategies include prompt assessment of the property condition and partnering with qualified local real estate brokers to market and refurbish the property when economically feasible to appeal to the broadest market of homebuyers, particularly buyers who plan to live in the home.

The table below presents statistics on the resolution of conventional single-family problem loans for the years ended December 31, 2005, 2004 and 2003.

Table 23:  Statistics on Conventional Single-Family Problem Loan Workouts

	For the Year Ended December 31,
	2005	2004	2003
		(Number of loans)

Modifications(1)	20,732	22,591	17,119
Repayment plans and long-term forbearances	47,641	39,225	37,271
Pre-foreclosure sales	2,478	2,575	2,052
Deeds in lieu of foreclosure	384	330	320

Total number of problem loan workouts(2)	71,235	64,721	56,762

(1)	Modifications include troubled debt restructurings, which result in concessions to borrowers, and other modifications to the contractual terms of the loan that do not result in concessions to the borrower.

(2)	Represents approximately 0.5%, 0.4% and 0.4% of the total number of loans in our conventional single-family mortgage credit book for the years ended December 31, 2005, 2004 and 2003, respectively.

Housing and Community Development

When a multifamily loan does not perform, we work closely with our loan servicers to minimize the severity of loss by taking appropriate loss mitigation steps. We permit our multifamily servicers to pursue various options as an alternative to foreclosure, including modifying the terms of the loan, selling the loan, and preforeclosure sales. The resolution strategy depends in part on the borrower’s level of cooperation, the performance of the market or submarket, the value of the property, the condition of the property, any remaining equity in the property and the borrower’s ability to infuse additional equity into the property. The unpaid principal balance of modified multifamily loans totaled $165 million, $224 million and $196 million for the years ended December 31, 2005, 2004, and 2003, respectively, which represented 0.13%, 0.18% and 0.16% of our total multifamily mortgage credit book of business as of the end of each respective period.

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

We classify multifamily loans as seriously delinquent when payment is 60 days or more past due. We calculate the multifamily serious delinquency rate by dividing the unpaid principal balance of seriously delinquent multifamily loans by the unpaid principal balance of all multifamily loans that we own or that back Fannie Mae MBS or housing authority bonds for which we provide credit enhancement. The table below compares the serious delinquency rates for all conventional single-family loans and multifamily loans, in each case with credit enhancements and without credit enhancements.

Table 24:  Serious Delinquency Rates

	As of December 31,
	2005		2004		2003
		Serious		Serious		Serious
	Book	Delinquency	Book	Delinquency	Book	Delinquency
	Outstanding(1)	Rate(2)	Outstanding(1)	Rate(2)	Outstanding(1)	Rate(2)

Conventional single-family loans:
Credit enhanced	18%	2.14%	19%	1.84%	21%	1.65%
Non-credit enhanced	82	0.47	81	0.33	79	0.30

Total conventional single-family loans	100%	0.79%	100%	0.63%	100%	0.60%

Multifamily loans:
Credit enhanced	95%	0.34%	95%	0.11%	95%	0.29%
Non-credit enhanced	5	0.02	5	0.13	5	0.22

Total multifamily loans	100%	0.32%	100%	0.11%	100%	0.29%

(1)	Reported based on unpaid principal balance of loans, where we have detailed loan-level information.

(2)	Reported based on number of loans for single-family and unpaid principal balance for multifamily.

The aftermath of Hurricane Katrina during the fourth quarter of 2005 resulted in an increase in our single-family and multifamily serious delinquency rates to 0.79% and 0.32%, respectively, as of December 31, 2005, from 0.63% and 0.11%, respectively, as of December 31, 2004. Our serious delinquency rate for loans not impacted by Hurricane Katrina for single-family and multifamily was 0.64% and 0.12%, respectively, as of December 31, 2005.

The decline in the multifamily serious delinquency rate to 0.11% as of December 31, 2004 from 0.29% as of December 31, 2003 was primarily attributable to loans from two borrowers totaling $137 million at the end of 2003, which were either restructured or were brought current during 2004.

Our conventional single-family serious delinquency rate decreased to 0.65% as of December 31, 2006, and our multifamily serious delinquency rate decreased to 0.08%. The decline in the delinquency rates during 2006 was due primarily to payoffs and the resolution of loans secured by properties in the Gulf Coast region. We expect serious delinquencies to increase in 2007 as a result of the significant slowdown in home price appreciation. As of December 31, 2006, approximately 10% of our conventional single-family mortgage credit book of business had an estimated mark-to-market loan-to-value ratio greater than 80%. Over 76% of these loans were covered by credit enhancement. The remaining loans, which would have required credit enhancement at acquisition if the original loan-to-value ratios were above 80%, were not covered by credit enhancement as of December 31, 2006 because of changes in home price appreciation over time and loan principal payments, which affected the estimated mark-to-market loan value ratio. In examining the geographic concentration of these high LTV loans, there was no metropolitan statistical area with more than 5% of this segment of our conventional single-family mortgage credit book of business. The three largest metropolitan statistical area concentrations were in Atlanta, Detroit and Chicago.

Nonperforming Loans

We classify conventional single-family loans, including delinquent loans purchased from an MBS trust pursuant to the terms of the trust indenture, as nonperforming and place them on nonaccrual status at the earlier of when payment of principal and interest becomes three months or more past due according to the loan’s contractual terms or when, in our opinion, collectibility of interest or principal is not reasonably assured. We classify conventional multifamily loans as nonperforming and place them on nonaccrual status at the earlier of when payment of principal and interest is three months or more past due according to the loan’s contractual terms or when we determine that collectibility of all principal or interest is not reasonably assured based on an individual loan level assessment. We continue to accrue interest on nonperforming loans that are federally insured or guaranteed by the U.S. government. Table 25 provides statistics on nonperforming single-

family and multifamily loans as of the end of each year during the five-year period ending December 31, 2005.

Table 25:  Nonperforming Single-Family and Multifamily Loans

	As of December 31,
	2005	2004	2003	2002	2001
	(Dollars in millions)

Nonperforming loans:
Nonaccrual loans	$8,356	$7,987	$7,742	$6,303	$4,664
Troubled debt restructurings(1)	661	816	673	580	503

Total nonperforming loans	$9,017	$8,803	$8,415	$6,883	$5,167

Interest on nonperforming loans:
Interest income forgone(2)	$184	$188	$192	$149	$102
Interest income recognized during year(3)	405	381	376	331	265
Accruing loans past due 90 days or more(4)	$185	$187	$225	$251	$301

(1)	Troubled debt restructurings include loans whereby the contractual terms have been modified that result in concessions to borrowers experiencing financial difficulties.

(2)	Forgone interest income represents the amount of interest income that would have been recorded during the year on nonperforming loans as of December 31 had the loans performed according to their contractual terms.

(3)	Represents interest income recognized during the year on loans classified as nonperforming as of December 31.

(4)	Recorded investment of loans as of December 31 that are 90 days or more past due and continuing to accrue interest include loans insured or guaranteed by the government and loans where we have recourse against the seller of the loan in the event of a default.

Credit Losses

Credit loss performance is a significant indicator of the effectiveness of our credit risk management strategies. Credit-related losses include charge-offs plus foreclosed property expense (income). Credit losses for the years ended December 31, 2005, 2004 and 2003 are presented in Table 26.

Table 26:  Single-Family and Multifamily Credit Loss Performance

	For the Year Ended December 31,
	2005						2004						2003
	Single-						Single-						Single-
	Family		Multifamily		Total		Family		Multifamily		Total		Family		Multifamily		Total
	(Dollars in millions)

Charge-offs, net of recoveries	$437		$25		$462		$189		$21		$210		$196		$5		$201
Foreclosed property expense (income)	(17)		4		(13)		(17)		28		11		(10)		(2)		(12)

Credit-related losses	$420		$29		$449		$172		$49		$221		$186		$3		$189

Charge-off ratio (basis points)(1)	2.0	bp	1.9	bp	2.0	bp	0.9	bp	1.7	bp	0.9	bp	1.0	bp	0.5	bp	1.0	bp
Credit loss ratio (basis points)(2)	1.9	bp	2.2	bp	1.9	bp	0.8	bp	4.0	bp	1.0	bp	1.0	bp	0.3	bp	0.9	bp

(1)	Represents charge-offs, net of recoveries, divided by average total mortgage credit book of business.

(2)	Represents credit-related losses divided by average total mortgage credit book of business.

Interest forgone on nonperforming loans in our mortgage portfolio, which is presented in Table 25, reduces our net interest income but is not reflected in our credit loss total. Other-than-temporary impairment resulting from deterioration in credit quality of our mortgage-related securities is not included in credit-related losses. As shown in Table 26, our total credit-related losses for the years presented was less than 2.0 basis points, or 0.02%, of our average mortgage credit book of business over the periods presented. The rapid acceleration in home prices during the period from 1999 to 2005, combined with our use of credit enhancements, helped in mitigating our credit losses. As a result of the substantial slowdown in home price appreciation during 2006 and economic indicators that suggest home prices are likely to decline modestly in 2007, we expect our credit losses to increase.

Losses from Hurricane Katrina increased our provision for credit losses in 2005. Our exposure to losses as a result of Hurricane Katrina arose primarily from Fannie Mae MBS backed by loans secured by properties in the affected areas, our portfolio holdings of mortgage loans and mortgage-related securities backed by loans secured by properties in the affected areas, and real estate that we own in the affected areas. We initially estimated that our after-tax losses associated with the Gulf Coast Hurricanes would be in a range of $250 million to $550 million, which included both single-family and multifamily properties. Based on our subsequent review and assessment, we recorded a provision for credit losses of $106 million (after-tax loss of $69 million) in the third quarter of 2005 to reflect our most recent estimate. This reduction was due to several factors, including our ongoing assessment, the liquidation of a number of the loans relating to flooded properties from our mortgage portfolio, the receipt of more insurance funds than previously expected on the flooded properties and reduced delinquencies for affected loans outside the flood-damaged areas. Further adjustments to this estimate are possible as we continue to monitor this issue.

We use internally developed models to assess our sensitivity to credit losses based on current data on home values, borrower payment patterns, non-mortgage consumer credit history and management’s economic outlook. We closely examine a range of potential economic scenarios to monitor the sensitivity of credit losses. Our models indicate that home price movements are an important predictor of credit performance. Pursuant to the September 1, 2005 agreement with OFHEO, we agreed to provide quarterly assessments of the impact on our expected credit losses from an immediate 5% decline in single-family home prices for the entire United States, which we believe is a stressful scenario based on housing data from OFHEO. Historical statistics from OFHEO’s house price index reports indicate the national average rate of home price appreciation over the last 20 years has been about 5.5%, while the lowest national average annual appreciation rate in any single year has been 0.3%. However, we believe that a modest decline in home prices is possible in 2007.

We develop a baseline scenario that estimates the present value of future credit losses over a ten-year period. We then calculate the present value of credit losses assuming an immediate 5% decline in the value of single-family properties securing mortgage loans we own or that back Fannie Mae MBS. Following this decline, we assume home prices will follow a statistically derived long-term path. The sensitivity of future credit losses represents the dollar difference between credit losses in the baseline scenario and credit losses assuming the immediate 5% home price decline. The estimated sensitivity of our expected future credit losses to an immediate 5% decline in home values for single-family mortgage loans as of December 31, 2005 and 2004 is disclosed in the following table. We disclose both the gross credit loss sensitivity prior to the receipt of private mortgage insurance claims or any other credit enhancements and the net credit loss sensitivity after consideration of these items.

Table 27:  Single-Family Credit Loss Sensitivity(1)

	As of December 31,
	2005	2004
	(Dollars in millions)

Gross credit loss sensitivity(2)	$2,310	$2,266
Less: Projected credit risk sharing proceeds	(1,167)	(1,179)

Net credit loss sensitivity	$1,143	$1,087

Single-family whole loans and Fannie Mae MBS	$2,035,704	$1,980,789
Single-family net credit loss sensitivity as a percentage of single-family whole loans and Fannie Mae MBS	0.06%	0.05%

(1)	Represents total economic credit losses, which include net charge-offs/recoveries, foreclosed property expenses, forgone interest and the cost of carrying foreclosed properties.

(2)	Measures the gross sensitivity of our expected future credit losses to an immediate 5% decline in home values for first lien single-family whole loans we own or that back Fannie Mae MBS. After the initial shock, we estimate home price growth rates return to the rate projected by our credit pricing models.

The estimates in the preceding paragraphs are based on approximately 92% and 90% of our total single-family mortgage credit book of business as of December 31, 2005 and 2004, respectively. The mortgage loans and mortgage-related securities that are included in these estimates consist of single-family single-class Fannie Mae MBS (whether held in our portfolio or held by third parties) and single-family mortgage loans, excluding mortgages secured only by second liens and reverse mortgages. We expect the inclusion in our estimates of these excluded products may impact the estimated sensitivities set forth in the preceding paragraphs. The above estimated credit loss sensitivities are generated using the same models that we use to estimate fair value and impairment. We have made certain modifications to our models from those used to report previous credit loss sensitivities.

Foreclosure and REO activity affects the level of credit losses. The table below provides information on foreclosures for the years ended December 31, 2005, 2004 and 2003. In light of the continued weakness of economic fundamentals, such as employment levels and lack of home price appreciation in the Midwestern states, we expect increasing foreclosure and REO incidence and credit losses in that region. REO acquisitions in the Midwest increased to 16,000 units in 2006 from less than 12,000 units in 2005.

Table 28:  Single-Family and Multifamily Foreclosed Properties

	For the Year Ended December 31,
	2005	2004	2003

Single-family foreclosed properties (number of properties):
Beginning inventory of single-family foreclosed properties (REO)(1)	18,361	13,749	9,975
Geographic analysis of acquisitions:(2)
Midwest	11,777	10,149	7,384
Northeast	2,405	2,318	1,997
Southeast	9,470	10,275	8,539
Southwest	8,099	8,422	6,640
West	809	1,739	2,235

Total properties acquired through foreclosure	32,560	32,903	26,795
Dispositions of REO	29,978	28,291	23,021

Ending inventory of single-family foreclosed properties (REO)(1)	20,943	18,361	13,749

Multifamily foreclosed properties:
Ending inventory of multifamily foreclosed properties (REO)	8	18	20

Carrying value of multifamily foreclosed properties (dollars in millions)	$51	$131	$98

(1)	Includes deeds in lieu of foreclosure.

(2)	See footnote 4 to Table 21 for states included in each geographic region.

Allowance for Loan Losses and Reserve for Guaranty Losses

We maintain a separate allowance for loan losses for single-family and multifamily loans classified as held for investment in our mortgage portfolio and a reserve for guaranty losses for credit-related losses associated with certain mortgage loans that back Fannie Mae MBS held in our portfolio and held by other investors. The allowance for loan losses and reserve for guaranty losses represent our estimate of incurred credit losses inherent in our loans held for investment and loans underlying Fannie Mae MBS, respectively, as of each balance sheet date. We use the same methodology to determine our allowance for loan losses and our reserve for guaranty losses because the relevant factors affecting credit risk are the same. We recognize credit losses and record a provision for credit losses when available information indicates that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated in accordance with SFAS No. 5, Accounting for Contingencies. We also evaluate certain single-family and multifamily loans on an individual basis to recognize and measure impairment and record an allowance for incurred losses in accordance with the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan (an amendment of FASB Statement No. 5 and 15) (“SFAS 114”). We provide additional information on the methodology used in developing our allowance for loan losses and reserve for guaranty losses in “Notes to Consolidated Financial Statements—Note 1, Summary of Significant Accounting Policies.” Because of the significant degree of judgment involved in estimating the allowance for loan losses and reserve for guaranty losses, we identify it as a critical accounting policy and discuss the assumptions involved in our estimation process in “Critical Accounting Policies and Estimates—Allowance for Loan Losses and Reserve for Guaranty Losses.”

We report the allowance for loan losses and reserve for guaranty losses as separate line items in the consolidated balance sheets. The provision for credit losses is reported in the consolidated statements of income. Table 29 summarizes changes in our allowance for loan losses and reserve for guaranty losses for the years ended December 31, 2005, 2004, 2003 and 2002.

Table 29:  Allowance for Loan Losses and Reserve for Guaranty Losses

	As of December 31,
	2005	2004	2003	2002
	(Dollars in millions)

Allowance for loan losses:
Beginning balance	$349	$290	$216	$168
Provision	124	174	187	128
Charge-offs(1)	(267)	(321)	(270)	(175)
Recoveries	96	131	72	27
Increase from the reserve for guaranty losses(2)	—	75	85	68

Ending balance	$302	$349	$290	$216

Reserve for guaranty losses:
Beginning balance	$396	$313	$223	$138
Provision	317	178	178	156
Charge-offs(3)	(302)	(24)	(7)	(11)
Recoveries	11	4	4	8
Decrease to the allowance for loan losses(2)	—	(75)	(85)	(68)

Ending balance	$422	$396	$313	$223

Combined allowance for loan losses and reserve for guaranty losses:
Beginning balance	$745	$603	$439	$306
Provision	441	352	365	284
Charge-offs(1)	(569)	(345)	(277)	(186)
Recoveries	107	135	76	35

Ending balance	$724	$745	$603	$439

Balance at end of each period attributable to:
Single-family	$647	$644	$516	$374
Multifamily	77	101	87	65

Total	$724	$745	$603	$439

Percent of combined allowance and reserve in each category to related mortgage credit book of business:(4)
Single-family	0.03%	0.03%	0.02%	0.02%
Multifamily	0.06%	0.08%	0.07%	0.07%
Total	0.03%	0.03%	0.03%	0.02%

(1)	Includes accrued interest of $24 million, $29 million, $29 million and $24 million for the years ended December 31, 2005, 2004, 2003 and 2002, respectively.

(2)	Includes decrease in reserve for guaranty losses and increase in allowance for loan losses due to the purchase of delinquent loans from MBS pools. Effective with our adoption of SOP 03-3 on January 1, 2005, we record delinquent loans purchased from Fannie Mae MBS pools at fair value upon acquisition. We no longer record an increase in the allowance for loan losses and reduction in the reserve for guaranty losses when we purchase these loans.

(3)	Includes a $251 million charge in 2005 for loans subject to SOP 03-3 where the acquisition price exceeded the fair value of the acquired loan.

(4)	Represents ratio of combined allowance and reserve balance by loan type to total mortgage credit book of business by loan type.

Our combined allowance for loan losses and reserve for guaranty losses totaled $724 million as of December 31, 2005, compared with $745 million, $603 million and $439 million as of December 31, 2004, 2003 and 2002, respectively. The increase in our combined allowance for loan losses and reserve for guaranty losses from 2002 to 2004 was primarily due to significant growth in our mortgage credit book of business during this period, combined with the effect of an observed reduction in subsequent recourse proceeds from lenders on certain charged-off loans and an increase in loans with higher risk characteristics. In the fourth quarter of 2004, we recorded an increase of $142 million in our combined allowance for loan losses and reserve for guaranty losses due to the observed reduction in lender recourse proceeds. In 2005, we increased our combined allowance for loan losses and reserve for guaranty losses by $67 million for estimated losses related to Hurricane Katrina, which reflects a reduction in the reserve for guaranty losses for loans acquired in the fourth quarter of 2005 under SOP 03-3. This increase was more than offset by a decrease in the allowance for loan losses and reserve for guaranty losses that resulted from the significant increase in home prices during 2005. The combined allowance for loan losses and reserve for guaranty losses as a percentage of our total mortgage credit book of business has remained relatively stable, averaging between 0.02% and 0.03%. This trend reflects our historically low average default rates and loss severity on foreclosed properties, which we expect to increase as a result of the substantial slowdown in home price appreciation starting in 2006.

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

Establishment of Credit Limits.  All institutions are assigned a limit to ensure that the risk exposure is maintained at a level appropriate for the institution’s rating and the time horizon for the exposure, as well as to diversify exposure so that no single counterparty exceeds a certain percentage of our regulatory capital. Limits are established for the institution as a whole as well as for individual subsidiaries or affiliates. A corporate limit is first established for the aggregate of all activity and then is allocated among individual business units. Our businesses may further allocate limits among products or activities.

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

Lenders with Risk Sharing

The primary risk associated with lenders providing risk sharing agreements is that they will fail to reimburse us for losses as required under these agreements. We had recourse to lenders for losses on single-family loans totaling an estimated $55.0 billion and $54.2 billion as of December 31, 2005 and 2004, respectively. The credit quality of these counterparties is generally high. Investment grade counterparties, based on the lower of Standard & Poor’s and Moody’s ratings, accounted for 55% and 60% of lender recourse obligations as of December 31, 2005 and 2004, respectively. Only 2% and less than 0.5% of these counterparties were rated by either Standard & Poor’s or Moody’s as below investment grade as of December 31, 2005 and 2004, respectively. The remaining counterparties were not rated by rating agencies, but were rated internally. In addition, we require some lenders to pledge collateral to secure their recourse obligations. We held $61 million and $66 million in collateral as of December 31, 2005 and 2004, respectively, to secure single-family recourse transactions. In addition, a portion of servicing fees on loans includes recourse to certain lenders, and the credit support for such lender recourse considers the value of the mortgage servicing assets for these counterparties.

We had full or partial recourse to lenders on multifamily loans totaling $111.1 billion and $107.1 billion as of December 31, 2005 and 2004, respectively. Our multifamily recourse obligations generally were partially or fully secured by reserves held in custodial accounts, insurance policies, letters of credit from investment grade counterparties rated A or better, or investment agreements.

Mortgage Servicers

The primary risk associated with mortgage servicers is that they will fail to fulfill their servicing obligations. Mortgage servicers collect mortgage and escrow payments from borrowers, pay taxes and insurance costs from escrow accounts, monitor and report delinquencies, and perform other required activities on our behalf. A servicing contract breach could result in credit losses for us or could cause us to incur the cost of finding a replacement servicer. We mitigate these risks in several ways, including the general maintenance of minimum servicing fees that would be available to compensate a replacement servicer in the event of a servicing contract breach; requiring servicers to follow specific servicing guidelines; monitoring the performance of each servicer using loan-level data; conducting selective on-site reviews to confirm compliance with servicing guidelines and mortgage servicing performance; and working on-site with nearly all of our major servicers to facilitate loan loss mitigation efforts and continuously improve the default management process.

Our ten largest single-family mortgage servicers serviced 72% and 71% of our single-family mortgage credit book of business, and the largest single-family mortgage servicer serviced 22% and 21% of our single-family mortgage credit book of business as of December 31, 2005 and 2004, respectively. Our ten largest multifamily servicers serviced 69% and 67% of our multifamily mortgage credit book of business as of December 31, 2005 and 2004, respectively. The largest multifamily mortgage servicer serviced 10% and 11% of our multifamily mortgage credit book of business as of December 31, 2005 and 2004, respectively.

Custodial Depository Institutions

Servicers deposit, in a depository institution of their choice, borrower payments of principal and interest they receive prior to the date they are scheduled to remit the payments to us. The depository institution serves as custodian of the funds. The primary risk associated with these depository institutions is that they may fail while holding remittances due to us, requiring us to replace the funds due to us and held by the depository institution in order to make payments to Fannie Mae MBS holders. We mitigate this risk by establishing qualifying standards for depository custodial institutions, including minimum credit ratings, and limiting depositaries to federally regulated institutions that are classified as well capitalized by their regulator. In addition, we have the right to withdraw custodial funds at any time upon written demand or establish other controls, including requiring more frequent remittances or setting limits on aggregate deposits with a custodian.

A total of $38.4 billion and $45.0 billion in deposits for scheduled MBS payments were held by 371 and 402 custodial institutions as of December 31, 2005 and 2004, respectively. Of this amount, 91% and 76% were held by institutions rated as investment grade by both Standard & Poor’s and Moody’s as of December 31, 2005 and 2004, respectively. Our ten largest depositary counterparties held 86% and 81% of these deposits as of December 31, 2005 and 2004, respectively.

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

Mortgage insurers may provide primary mortgage insurance or pool mortgage insurance. Primary mortgage insurance is insurance on an individual loan, while pool mortgage insurance is insurance that applies to a defined group of loans. Pool mortgage insurance benefits typically are based on actual loss incurred and are subject to an aggregate loss limit.

We were the beneficiary of primary mortgage insurance coverage on $263.1 billion of single-family loans in our portfolio or underlying Fannie Mae MBS as of December 31, 2005, which represented approximately 13% of our single-family mortgage credit book of business, compared with $285.4 billion, or approximately 13%, of our single-family mortgage credit book of business as of December 31, 2004. As of December 31, 2005, we were the beneficiary of pool mortgage insurance coverage on $71.7 billion of single-family loans, including conventional and government loans, in our portfolio or underlying Fannie Mae MBS, compared with $55.1 billion as of December 31, 2004. Seven mortgage insurance companies, all rated AA (or its equivalent) or higher by Standard & Poor’s, Moody’s or Fitch, provided approximately 99% of the total coverage as of December 31, 2005 and 2004.

On February 6, 2007, two major mortgage insurers, MGIC Investment Corporation and Radian Group Inc. announced an agreement to merge. The anticipated completion of this merger or any similar future consolidations within the mortgage industry will increase further our concentration risk to individual companies and may require us to take additional steps to mitigate this risk.

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

Liquid Investment Portfolio

The primary credit exposure associated with investments held in our liquid investment portfolio is that issuers will not repay principal and interest in accordance with the contractual terms. We believe the risk of default is low because we restrict these investments to high credit quality short- and medium-term instruments, such as commercial paper, asset-backed securities and corporate floating rate notes, which are broadly traded in the financial markets. Our non-mortgage securities, which account for the majority of our liquid assets, totaled $37.1 billion and $43.9 billion as of December 31, 2005 and 2004, respectively. Approximately 98% and 93% of our non-mortgage securities as of December 31, 2005 and 2004, respectively, had a credit rating of A (or its equivalent) or higher, based on the lowest of Standard & Poor’s, Moody’s or Fitch ratings. We monitor the fair value of these securities and periodically evaluate any impairment to assess whether the impairment is required to be recognized in earnings because it is considered other than temporary.

Derivatives Counterparties

The primary credit exposure that we have on a derivative transaction is that a counterparty will default on payments due, which could result in us having to acquire a replacement derivative from a different counterparty at a higher cost. Our derivative credit exposure relates principally to interest rate and foreign currency derivative contracts. Typically, we manage this exposure by contracting with experienced counterparties that are rated A (or its equivalent) or better. These counterparties consist of large banks, broker-dealers and other financial institutions that have a significant presence in the derivatives market, most of which are based in the United States. As an additional precaution, we have a conservative collateral management policy with provisions for requiring collateral on aggregate gain positions with each interest rate and foreign currency derivative counterparty. Also, we enter into master agreements that provide for netting of amounts due to us and amounts due to counterparties under those agreements. We monitor credit exposure on these derivative contracts daily and make collateral calls as appropriate based on the results of our internal models and dealer quotes. To date, we have never experienced a loss on a derivative transaction due to credit default by a counterparty.

Counterparties use the notional amounts of derivative instruments as the basis from which to calculate contractual cash flows to be exchanged. However, the notional amount is significantly greater than the potential market or credit loss that could result from such transactions and therefore does not represent our actual risk. Rather, we estimate our exposure to credit loss on derivative instruments by calculating the replacement cost, on a present value basis, to settle at current market prices all outstanding derivative contracts in a net gain position by counterparty where the right of legal offset exists, such as master netting agreements. Derivatives in a gain position are reported in the consolidated balance sheet as “Derivative assets at fair value.” Table 30 presents our assessment of our credit loss exposure by counterparty credit rating on outstanding risk management derivative contracts as of December 31, 2005 and 2004. We show the outstanding notional amount and activity for our risk management derivatives in Table 31.

Table 30:  Credit Loss Exposure of Derivative Instruments

	As of December 31, 2005
	Credit Rating(1)
	AAA	AA	A	Subtotal	Other(2)	Total
	(Dollars in millions)

Credit loss exposure(3)	$—	$3,012	$2,641	$5,653	$72	$5,725
Less: Collateral held(4)	—	2,515	2,476	4,991	—	4,991

Exposure net of collateral	$—	$497	$165	$662	$72	$734

Additional information:
Notional amount	$775	$323,141	$319,423	$643,339	$776	$644,115
Number of counterparties	1	14	6	21

	As of December 31, 2004
	Credit Rating(1)
	AAA	AA	A	Subtotal	Other(2)	Total
	(Dollars in millions)

Credit loss exposure(3)	$57	$3,200	$3,182	$6,439	$88	$6,527
Less: Collateral held(4)	—	2,984	3,001	5,985	—	5,985

Exposure net of collateral	$57	$216	$181	$454	$88	$542

Additional information:
Notional amount	$842	$327,895	$360,625	$689,362	$732	$690,094
Number of counterparties	3	12	8	23

(1)	We manage collateral requirements based on the lower credit rating, as issued by Standard & Poor’s and Moody’s, of the legal entity. The credit rating reflects the equivalent Standard & Poor’s rating for any ratings based on Moody’s scale.

(2)	Includes MBS options, defined benefit mortgage insurance contracts, forward starting debt and swap credit enhancements accounted for as derivatives.

(3)	Represents the exposure to credit loss on derivative instruments, which is estimated by calculating the cost, on a present value basis, to replace all outstanding contracts in a gain position. Derivative gains and losses with the same counterparty are presented net where a legal right of offset exists under an enforceable master settlement agreement. This table excludes mortgage commitments accounted for as derivatives.

(4)	Represents the collateral amount held as of December 31, 2005 and 2004, adjusted for any collateral transferred subsequent to December 31, based on credit loss exposure limits on derivative instruments as of December 31, 2005 and 2004. The actual collateral settlement dates, which vary by counterparty, ranged from one to three business days after the December 31, 2005 and 2004 credit loss exposure valuation dates. The value of the collateral is reduced in accordance with counterparty agreements to help ensure recovery of any loss through the disposition of the collateral. We posted non-cash collateral of $476 million and $56 million related to our counterparties’ credit exposure to us as of December 31, 2005 and 2004, respectively.

Our credit exposure on risk management derivatives, after consideration of the value of collateral held, was $734 million and $542 million as of December 31, 2005 and 2004, respectively. We expect the credit exposure on derivative contracts to fluctuate with changes in interest rates, implied volatility and the collateral thresholds of the counterparties. To reduce our credit risk concentration, we diversify our derivative contracts among different counterparties. We had 21 and 23 interest rate and foreign currency derivatives counterparties as of December 31, 2005 and 2004, respectively. Of the 21 counterparties as of December 31, 2005, seven counterparties accounted for approximately 79% of the total outstanding notional amount, and each of these seven counterparties accounted for between approximately 6% and 17% of the total outstanding notional amount. Each of the remaining counterparties accounted for less than 5% of the total outstanding notional amount as of December 31, 2005. In comparison, eight counterparties accounted for approximately 83% of the total outstanding notional amount as of December 31, 2004. Each of these eight counterparties accounted for between approximately 7% and 14% of the total outstanding notional amount, with each of the remaining counterparties accounting for less than 5% of the total outstanding notional amount.

Approximately 68% of our net derivatives exposure of $734 million as of December 31, 2005 was with 11 interest rate and foreign currency derivative counterparties rated AA- or better by Standard & Poor’s and Aa3 or better by Moody’s. In comparison, approximately 50% of our net derivatives exposure of $542 million as of December 31, 2004 was with ten interest rate and foreign currency derivative counterparties rated AA- or better by Standard & Poor’s and Aa3 or better by Moody’s. The percentage of our net exposure with these counterparties ranged from approximately 0.6% to 12%, or approximately $4 million to $87 million, as of December 31, 2005, and from less than 0.1% to 13%, or less than $1 million to $70 million, as of December 31, 2004.

We mitigate our net exposure on interest rate and foreign currency derivative transactions through a collateral management policy, which consists of four primary components.

•	Minimum Collateral Threshold. Our derivatives counterparties are obligated to post collateral when exposure to credit losses exceeds agreed-upon thresholds that are based on credit ratings. The amount of collateral generally must equal the excess of exposure over the threshold amount.

•	Collateral Valuation Percentages. We require counterparties to post specific types of collateral to meet their collateral requirements. The collateral posted by our counterparties as of December 31, 2005 consisted of cash, U.S. Treasury securities, agency debt and agency mortgage-related securities. We assign each type of collateral a specific valuation percentage based on its relative risk. In cases where the valuation percentage for a certain type of collateral is less than 100%, we require counterparties to post an additional amount of collateral to meet their requirements.

•	Over-collateralization Based on Low Credit Ratings. We further reduce our net exposure on derivatives by generally requiring over-collateralization from counterparties whose credit ratings have dropped below predetermined levels. Counterparties with credit ratings falling below these levels must post collateral beyond the amounts previously noted to meet their overall requirements.

•	Daily Monitoring Procedures. On a daily basis, we value our derivative collateral positions for each counterparty using both internal and external pricing models, compare the exposure to counterparty limits, and determine whether additional collateral is required. We evaluate any additional exposure to a counterparty beyond our model tolerance level based on our corporate credit policy framework for managing counterparty risk.

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

Our Capital Markets group is responsible for managing interest rate risk subject to corporate risk policies and limits. Our policies and procedures include interest rate risk dollar limits and requires escalation to senior management and the Board of Directors if risk limits are exceeded. The Chief Risk Officer provides corporate oversight of the interest rate risk management process and is responsible for measuring and monitoring interest rate risk and providing regular reports to senior management and the Board of Directors. The Market Risk Committee, which focuses on enterprise-wide market, liquidity and model risk management activities, meets at least monthly to review our aggregate market risk profile and monitor our exposure relative to market risk limits. The Capital Markets Investment Committee, a management-level business unit committee that includes senior officers in the Capital Markets group, meets weekly to review our current interest rate risk position relative to risk limits. The Capital Markets Investment Committee develops and monitors near-term strategies that comply with our risk objectives and policies. The Capital Markets Investment Committee reports interest rate risk measures on a weekly basis. As discussed in “Supplemental Non-GAAP Information—Fair Value Balance Sheet,” we do not attempt to actively manage or hedge the impact of changes in mortgage-to-debt OAS after we purchase mortgage assets, other than through asset monitoring and disposition. We accept period-to-period volatility in our financial performance due to mortgage-to-debt OAS consistent with our corporate risk principles.

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

Below are examples of equivalent funding alternatives for a mortgage purchase with funding derived solely from debt securities versus funding with a blend of debt securities and derivatives. As illustrated below, we can achieve similar economic results by funding our mortgage purchases with either debt securities or a combination of debt securities and derivatives, as follows:

•	Rather than issuing a ten-year non-callable fixed-rate note, we could issue short-term debt and enter into a ten-year interest rate swap with a highly rated counterparty. The derivative counterparty would pay a floating rate of interest to us on the swap that we would use to pay the interest expense on the short-term debt, which we would continue to reissue. We would pay the counterparty a fixed rate of interest on the swap, thus achieving the economics of a ten-year fixed-rate note issue. The combination of the pay-fixed interest rate swap and short-term debt serves as a substitute for non-callable fixed-rate debt.

•	Similarly, instead of issuing a ten-year fixed-rate note callable after three years, we could issue a ten-year non-callable fixed-rate note and enter into a receive-fixed swaption that would have the same economics as a ten-year callable note. If we want to call the debt after three years, the swaption would give us the option to enter into a swap agreement where we would receive a fixed rate of interest from the derivative counterparty over the remaining seven-year period that would offset the fixed-rate interest payments on the long-term debt. The combination of the receive-fixed swaption and ten-year non-callable note serves as a substitute for callable debt.

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

Summary of Derivative Activity

The decisions to reposition our derivative portfolio are based upon current assessments of our interest rate risk profile and economic conditions, including the composition of our consolidated balance sheets and expected trends, the relative mix of our debt and derivative positions, and the interest rate environment. Table 31 presents our risk management derivative activity by type for the year ended December 31, 2005, along with the stated maturities of derivatives outstanding as of December 31, 2005. Table 31 does not include mortgage commitments that are accounted for as derivatives. We discuss our mortgage commitments in “Business Segment Results—Capital Markets Group.”

Table 31:  Activity and Maturity Data for Risk Management Derivatives(1)

	Interest Rate Swaps				Interest Rate Swaptions
		Receive-		Foreign		Receive-	Interest
	Pay-Fixed(2)	Fixed(3)	Basis	Currency	Pay-Fixed	Fixed	Rate Caps	Other(4)	Total
	(Dollars in millions)

Notional balance as of December 31, 2003	$364,377	$201,229	$32,303	$5,195	$163,980	$141,195	$130,350	$379	$1,039,008
Additions	138,442	207,269	33,700	13,650	31,575	49,145	17,800	5,243	496,824
Terminations(5)	(360,802)	(327,305)	(33,730)	(7,392)	(24,850)	(42,770)	(44,000)	(4,889)	(845,738)

Notional balance as of December 31, 2004	$142,017	$81,193	$32,273	$11,453	$170,705	$147,570	$104,150	$733	$690,094
Additions	141,775	156,475	1,300	9,147	14,750	25,250	—	7,409	356,106
Terminations(5)	(95,005)	(113,761)	(29,573)	(14,955)	(36,050)	(34,225)	(71,150)	(7,366)	(402,085)

Notional balance as of December 31, 2005	$188,787	$123,907	$4,000	$5,645	$149,405	$138,595	$33,000	$776	$644,115

Future maturities of notional amounts:(6)
Less than 1 year	$6,090	$10,525	$3,800	$1,474	$21,575	$12,975	$19,000	$347	$75,786
1 year to 5 years	70,535	80,660	200	3,441	33,600	22,100	13,250	19	223,805
5 years to 10 years	76,260	27,557	—	—	86,430	85,420	750	410	276,827
Over 10 years	35,902	5,165	—	730	7,800	18,100	—	—	67,697

Total	$188,787	$123,907	$4,000	$5,645	$149,405	$138,595	$33,000	$776	$644,115

Weighted-average interest rate as of December 31, 2005:
Pay rate	5.02%	4.36%	4.04%	—	5.94%	—	—	—
Receive rate	4.37	4.38	4.13	—	—	5.03%	—	—
Other	—	—	—	—	—	—	2.97%	—
Weighted-average interest rate as of December 31, 2004:
Pay rate	5.23%	2.13%	2.14%	—	5.73%	—	—	—
Receive rate	2.39	2.84	2.32	—	—	5.16%	—	—
Other	—	—	—	—	—	—	2.30%	—

(1)	Excludes mortgage commitments accounted for as derivatives. Dollars represent notional amounts that indicate only the amount on which payments are being calculated and do not represent the amount at risk of loss.

(2)	Notional amounts include swaps callable by Fannie Mae of $14.3 billion as of December 31, 2005 and $13.8 billion as of December 31, 2004.

(3)	Notional amounts include swaps callable by derivatives counterparties of $3.6 billion as of December 31, 2005 and $22.8 billion as of December 31, 2004.

(4)	Includes MBS options, forward starting debt and swap credit enhancements.

(5)	Includes matured, called, exercised, assigned and terminated amounts. Also includes changes due to foreign exchange rate movements.

(6)	Based on contractual maturities.

During 2005, we decreased the outstanding notional balance of our risk management derivatives by $46.0 billion to $644.1 billion as of December 31, 2005. The key driver of this decline was the termination of derivatives in connection with the elimination of debt that was used to fund mortgage assets that we sold. During 2004, we decreased the outstanding notional balance of our risk management derivatives by $348.9 billion to $690.1 billion as of December 31, 2004, primarily as a result of terminating pay-fixed and receive-fixed swaps that economically offset one another. We periodically review our derivatives portfolio and terminate offsetting derivative positions as market conditions permit.

The outstanding notional balance of our risk management derivatives increased to $745.7 billion as of December 31, 2006. The $101.6 billion increase during 2006 reflects higher balances of both pay-fixed and receive-fixed swaps, partially offset by a reduction in interest rate swaptions. In response to the general increase in interest rates during the first half of 2006, which lengthened the durations of our mortgage assets, we generally added to our net pay-fixed swap position. During the second half of the year, when interest rates generally declined and the durations of our mortgage assets shortened, we added to our net receive-fixed swap position.

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

Because our duration gap does not incorporate projected future business activity, it is considered a “run-off” measure of interest rate risk. It reflects our existing mortgage portfolio, including priced asset, debt and derivatives commitments. We also include the interest rate risk impact of derivative instruments in calculating the duration of liabilities. Our reported duration gap for periods prior to November 2005 excludes non-mortgage investments. We began including non-mortgage investments in our duration gap calculation in November 2005. These incremental assets are primarily short-term, liquid investments included in our liquid investment portfolio. Based on our historical experience, we expect that the guaranty fee income generated from future business activity will largely replace any guaranty fee income lost as a result of mortgage prepayments. Accordingly, we do not actively manage or hedge expected changes in the fair value of our net guaranty assets related to changes in interest rates. The fair values of our guaranty assets and guaranty obligations are presented in Table 17 in “Supplemental Non-GAAP Information—Fair Value Balance Sheet.”

Pursuant to the September 1, 2005 agreement with OFHEO, we agreed to provide periodic public disclosures regarding the monthly averages of our duration gap. We disclose the duration gap on a monthly basis in our Monthly Summary Report, which is available on our Web site and submitted to the SEC in a current report on Form 8-K. Our monthly duration gap, which is presented below for the period January 1, 2003 to December 31, 2005 reflects the estimate used contemporaneously by management as of the reported date to manage the interest rate risk of our portfolio. During 2006 and 2007 to date, our monthly duration gap has not exceeded plus or minus one month.

Month	2005	2004	2003

January	(1)	(1)	(3)
February	0	(1)	(5)
March	1	0	(2)
April	(1)	3	(2)
May	(1)	3	(5)
June	0	2	(1)
July	1	0	6
August	0	(2)	4
September	1	(2)	1
October	1	0	1
November	0	(1)	(1)
December	0	(1)	(1)

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

Interest Rate Sensitivity of Net Asset Fair Value

We perform various sensitivity analyses that quantify the impact of changes in interest rates on the estimated fair value of our interest rate sensitive assets and liabilities. Our analyses incorporate assumed changes in the interest rate environment, including selected hypothetical, instantaneous shifts in both the level and slope of the yield curve. Table 32 discloses the estimated fair value of our net assets as of December 31, 2005 and 2004, and the impact on the estimated fair value from a hypothetical instantaneous shock in interest rates of a 50 basis points decrease and a 100 basis points increase. We selected these interest rate changes because we believe they reflect reasonably possible near-term outcomes. We discuss how we derive the estimated fair value of our net assets, which serves as the base case for our sensitivity analysis, in “Supplemental Non-GAAP Information—Fair Value Balance Sheet.”

Table 32:  Interest Rate Sensitivity of Net Asset Fair Value

	As of December 31, 2005
			Effect on Estimated Fair Value
	Carrying	Estimated	−50 Basis Points		+100 Basis Points
	Value	Fair Value	$	%	$	%
			(Dollars in millions)

Trading financial instruments(1)	$15,110	$15,110	$262	1.73%	$(641)	(4.24)%
Non-trading mortgage assets and consolidated debt(2)	760,586	760,187	9,315	1.23	(23,734)	(3.12)
Debt(2)	(754,320)	(760,002)	(8,617)	1.13	17,640	(2.32)

Subtotal before derivatives	21,376	15,295	960	6.28	(6,735)	(44.03)
Derivative assets and liabilities, net	4,374	4,374	(1,577)	(36.05)	5,696	130.22

Subtotal after derivatives	25,750	19,669	(617)	(3.14)	(1,039)	(5.28)
Guaranty assets and guaranty obligations, net(2)	(2,274)	7,860	(1,163)	(14.80)	1,791	22.79

Net market sensitive assets(2)(3)	23,476	27,529	(1,780)	(6.47)	752	2.73
Other non-financial assets and liabilities, net(4)	15,826	14,670	489	3.33	(397)	(2.71)

Net assets(5)(6)	$39,302	$42,199	$(1,291)	(3.06)%	$355	0.84%

	As of December 31, 2004
			Effect on Estimated Fair Value
	Carrying	Estimated	−50 Basis Points		+100 Basis Points
	Value	Fair Value	$	%	$	%
			(Dollars in millions)

Trading financial instruments(1)	$35,287	$35,287	$476	1.35%	$(1,417)	(4.02)%
Non-trading mortgage assets and consolidated debt(2)	928,104	936,530	9,930	1.06	(28,596)	(3.05)
Debt(2)	(943,017)	(958,237)	(9,215)	0.96	19,181	(2.00)

Subtotal before derivatives	20,374	13,580	1,191	8.77	(10,832)	(79.76)
Derivative assets and liabilities, net	5,444	5,444	(3,150)	(57.86)	8,525	156.59

Subtotal after derivatives	25,818	19,024	(1,959)	(10.30)	(2,307)	(12.13)
Guaranty assets and guaranty obligations, net(2)	(1,826)	6,450	(1,499)	(23.24)	1,498	23.22

Net market sensitive assets(2)(3)	23,992	25,474	(3,458)	(13.57)	(809)	(3.18)
Other non-financial assets and liabilities, net(4)	14,910	14,620	1,210	8.28	283	1.94

Net assets(5)(6)	$38,902	$40,094	$(2,248)	(5.61)%	$(526)	(1.31)%

(1)	Consists of securities classified in the consolidated balance sheets as trading and carried at fair estimated value.

(2)	Includes a reclassification of consolidated debt with a carrying value of $10.4 billion and estimated fair value of $10.5 billion as of December 31, 2005, respectively, and a carrying value of $12.5 billion and estimated fair value of $12.2 billion as of December 31, 2004, respectively. In addition, certain amounts have been reclassified from securities to “Guaranty assets and guaranty obligations, net” to reflect how the risk of these securities is managed by the business.

(3)	Includes net financial assets and financial liabilities reported in “Notes to Consolidated Financial Statements—Note 18, Fair Value of Financial Instruments” and additional market sensitive instruments that consist of master servicing assets, master servicing liabilities and credit enhancements.

(4)	The sensitivity changes related to other non-financial assets and liabilities represent the tax effect on net assets under these scenarios and do not include any interest rate sensitivity related to these items.

(5)	The carrying value for net assets equals total stockholders’ equity as reported in the consolidated balance sheets.

(6)	The net asset sensitivities, excluding the sensitivity of the “Guaranty assets and guaranty obligations, net,” net of tax was (1.3)% for a −50 bp shock and (1.9)% for a +100 bp shock as of December 31, 2005, and (3.2)% for a −50 bp shock and (3.7)% for a +100 bp shock as of December 31, 2004.

As discussed above, we structure our debt and derivatives to match and offset the interest rate risk of our mortgage investments as much as possible. The interest rate sensitivities presented in Table 32 convey the extent to which changes in the estimated fair value of our mortgage assets are offset by changes in the estimated fair value of our debt and derivatives. Based on our sensitivity analyses, as of December 31, 2005 we estimate that a 50 basis point instantaneous decrease in interest rates and a 100 basis point instantaneous increase in interest rates would reduce the estimated fair value of our net assets by approximately 3.1% and increase the estimated fair value of our net assets by 0.8%, respectively. We estimate that a 50 basis point instantaneous decrease in interest rates and a 100 basis point instantaneous increase in interest rates would reduce the estimated fair value of our net assets as of December 31, 2004 by approximately 5.6% and 1.3%, respectively. These sensitivities, which were relatively stable from the end of 2004 to the end of 2005, indicate a relatively low level of interest rate risk.

We also show in footnote 6 of Table 32 the sensitivity of the estimated fair value of our net assets, excluding the sensitivity of our guaranty assets and guaranty obligations, net (net of tax). We evaluate the sensitivity of the fair value of our net assets, excluding the sensitivity of our guaranty assets and guaranty obligations, because, as previously discussed, we do not actively manage the interest rate risk of our guaranty business.

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

In October 2000 we made a voluntary commitment to publicly disclose the results of interest rate risk sensitivity analyses on a monthly basis and began a monthly disclosure of net interest income at risk. Because our restatement affected net interest income at risk, we suspended this disclosure beginning in December 2004. Pursuant to our September 1, 2005 agreement with OFHEO, we have agreed to provide public disclosure of the estimated impact on our financial condition of a 50 basis point shift in rates and a 25 basis point change in the slope of the yield curve. We will begin providing this disclosure using data from the second quarter of 2007.

Operational Risk Management

Operational risk can manifest itself in many ways, including accounting or operational errors, business disruptions, fraud, technological failures and other operational challenges resulting from failed or inadequate internal controls. These events may potentially result in financial losses and other damage to our business, including reputational harm.

We currently manage operational risk through an enterprise-wide framework. In 2006, we established an independent Operational Risk Oversight (“ORO”) function within the Chief Risk Office with responsibility for oversight of the business units’ operational risk management activities. In accordance with our Policy on Operational Risk Management established in October 2006, ORO regularly reports to senior management and the Board of Directors on the quality of our operational risk management and on identified operational risk exposures. The Operational Risk Committee, which provides a governance forum for the oversight of operational risk policies and programs of the company, meets at least four times annually to review the corporate operational risk position. ORO is also responsible for the design and implementation of operational risk management processes pertaining to capturing loss and “near miss” event data, risk and control assessments by the business units, key risk indicators, and analysis of scenarios representing significant potential losses to our business. To further strengthen our existing operational risk programs, in 2006, we centralized oversight of our business continuity efforts, information security programs, fraud management and our corporate insurance program under this new operational risk oversight function. In 2007, we consolidated our SOX Finance Team as part of the operational risk oversight function, with accountability to both the Chief

Risk Officer and the Chief Financial Officer. We continue to work on improving our internal controls and procedures relating to the management of operational risk.

Our business units have direct responsibility for the identification, assessment, control and mitigation of the operational risks associated with their business activities. The Division Risk Office has responsibility for the implementation and monitoring of operational risk management, SOX, and compliance programs throughout the company. ORO and the Division Risk Office work closely throughout the design and implementation effort to ensure that roles and responsibilities are properly identified and staffed, and that programs are effectively integrated into standard business practices. In addition, the ORO and Division Risk Office work closely with our Chief Compliance Officer to coordinate implementation efforts and reinforce new operational discipline frameworks within the company.

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

As part of our mortgage fraud program, we assist our lender customers in preventing the origination of fraudulent loans, including through the use of a series of detection algorithms provided in conjunction with our automated underwriting technology that alerts lenders to possible fraud at loan origination. We maintain contracts with our lender customers that require them to represent and warrant that loans being sold meet the requirements of our selling and servicing guides, and to repurchase loans sold or delivered to us when misrepresentations are made that we determine may involve mortgage fraud. We also carry insurance to provide further coverage in the event of failure of the lender to perform under fraudulent circumstances. We continue to work to improve our internal controls and procedures relating to the detection and reporting of mortgage fraud.

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

Business Continuity and Crisis Management

Our ORO function has established business continuity and crisis management policies and programs, with execution of these programs implemented by our technology, operations, human resources and facilities functions in concert with the business units that are responsible for the affected processes and business applications. These policies and programs are designed to ensure that our critical business functions continue to operate under emergency conditions. Our business continuity program is subject to regulatory review by OFHEO.

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

We conduct daily liquidity management activities to achieve the goals of our liquidity risk policy. The primary tools that we employ for liquidity management include the following:

•	daily monitoring and reporting of our liquidity position;

•	daily forecasting of our ability to meet our liquidity needs over a 90-day period without relying upon the issuance of unsecured debt;

•	daily monitoring of market and economic factors that may impact our liquidity;

•	a defined escalation process for bringing any liquidity issues or concerns that may arise to the attention of higher levels of our management;

•	routine testing of our ability to rely upon identified sources of liquidity;

•	periodic reporting to management and the Board of Directors regarding our liquidity position;

•	periodic review and testing of our liquidity management controls by our Internal Audit department;

•	maintaining unencumbered mortgage assets that are available as collateral for secured borrowings pursuant to repurchase agreements or for sale; and

•	maintaining an investment portfolio of liquid non-mortgage assets that are readily marketable or have short-term maturities so that we can quickly and easily convert these assets into cash.

Sources and Uses of Cash

We manage our cash position on a daily basis.

Our primary source of cash is proceeds from the issuance of our debt securities. Our other sources of cash currently consist primarily of:

•	principal and interest payments received on our mortgage portfolio assets;

•	principal and interest payments received on our liquid investments;

•	borrowings under secured and unsecured intraday funding lines of credit we have established with several large financial institutions;

•	sales of mortgage loans, mortgage-related securities and liquid assets;

•	borrowings against mortgage-related securities and other investment securities we hold pursuant to repurchase agreements and loan agreements;

•	guaranty fees earned on Fannie Mae MBS;

•	mortgage insurance counterparty payments; and

•	net receipts on derivative instruments.

Our uses of cash currently consist primarily of:

•	the repayment of matured, redeemed and repurchased debt;

•	the purchase of mortgage loans, mortgage-related securities and other investments;

•	the payment of interest payments on outstanding debt;

•	net payments on derivative agreements;

•	the pledging and delivery of cash and cash equivalents as collateral under derivative instruments;

•	the payment of administrative expenses;

•	the payment of federal income taxes;

•	losses incurred in connection with our Fannie Mae MBS guaranty obligations; and

•	the payment of dividends on our common and preferred stock.

Debt Funding

Because our primary source of cash is proceeds from the issuance of our debt securities, we depend on our continuing ability to issue debt securities in the capital markets to meet our cash requirements. We issue a variety of non-callable and callable debt securities in the domestic and international capital markets in a wide range of maturities to meet our large and continuous funding needs. Our Capital Markets group is responsible for the issuance of debt securities to meet our funding needs. Table 33 below provides a summary of our debt activity for the years ended December 31, 2005, 2004 and 2003. Table 34 below shows our outstanding short-term borrowings for the years ended December 31, 2005, 2004 and 2003.

Table 33:  Debt Activity

	For the Year Ended December 31,
	2005	2004	2003
	(Dollars in millions)

Issued during the year:(1)
Short-term:(2)
Amount:(3)	$2,795,854	$2,055,759	$2,234,000
Weighted average interest rate:	3.20%	1.50%	1.07%
Long-term:
Amount:(3)	$156,437	$252,658	$348,112
Weighted average interest rate:	4.41%	2.90%	2.58%
Total issued:
Amount:(3)	$2,952,291	$2,308,417	$2,582,112
Weighted average interest rate:	3.26%	1.66%	1.28%
Redeemed during the year:(1)(4)
Short-term:(2)
Amount:(3)	$2,944,027	$2,081,726	$2,191,992
Weighted average interest rate:	3.03%	1.34%	1.12%
Long-term:
Amount:(3)	$196,957	$238,686	$279,168
Weighted average interest rate:	3.51%	3.26%	3.66%
Total redeemed:
Amount:(3)	$3,140,984	$2,320,412	$2,471,160
Weighted average interest rate:	3.06%	1.54%	1.41%

(1)	Excludes debt activity resulting from consolidations.

(2)	Includes Federal funds purchased and securities sold under agreements to repurchase.

(3)	Represents the face amount at issuance or redemption.

(4)	Represents all payments on debt, including regularly scheduled principal payments, payments at maturity, payments as the result of a call and payments for any other repurchases.

Table 34:  Outstanding Short-Term Borrowings

	2005
	As of December 31,		Average During the Year
		Weighted Average		Weighted Average	Maximum
	Outstanding	Interest Rate(1)	Outstanding(2)	Interest Rate(1)	Outstanding(3)
	(Dollars in millions)

Federal funds purchased and securities sold under agreements to repurchase	$705	3.90%	$2,202	2.88%	$6,143

Fixed short-term debt
U.S. discount notes	$166,645	4.08%	$205,152	3.15%	$281,117
Foreign exchange discount notes	1,367	2.66	3,931	2.00	8,191
Other fixed short-term debt	941	3.75	1,429	3.03	3,570
Floating short-term debt	645	4.16	3,383	3.26	6,250
Debt from consolidations	3,588	4.25	4,394	3.25	4,891

Total short-term debt	$173,186	4.07%

	2004
	As of December 31,		Average During the Year
		Weighted Average		Weighted Average	Maximum
	Outstanding	Interest Rate(1)	Outstanding(2)	Interest Rate(1)	Outstanding(3)
	(Dollars in millions)

Federal funds purchased and securities sold under agreements to repurchase	$2,400	1.90%	$2,704	0.80%	$10,455

Fixed short-term debt
U.S. discount notes	$299,728	2.14%	$306,539	1.42%	$323,289
Foreign exchange discount notes	6,591	0.84	3,064	1.10	7,089
Other fixed short-term debt	3,724	1.59	3,236	1.43	3,779
Floating short-term debt	6,250	2.19	7,548	1.41	9,135
Debt from consolidations	3,987	2.20	2,989	1.54	3,987

Total short-term debt	$320,280	2.11%

	2003
	As of December 31,		Average During the Year
		Weighted Average		Weighted Average	Maximum
	Outstanding	Interest Rate(1)	Outstanding(2)	Interest Rate(1)	Outstanding(3)
	(Dollars in millions)

Federal funds purchased and securities sold under agreements to repurchase	$3,673	1.03%	$7,276	0.58%	$21,773

Fixed short-term debt
U.S. discount notes	$327,967	1.11%	$320,987	1.20%	$351,793
Foreign exchange discount notes	1,214	1.37	1,432	1.48	3,291
Other fixed short-term debt	1,863	1.53	726	1.13	2,250
Floating short-term debt	10,235	1.03	5,343	1.16	10,235
Debt from consolidations	2,383	1.14	1,360	1.23	2,383

Total short-term debt	$343,662	1.11%

(1)	Includes discounts, premiums and other cost basis adjustments.

(2)	Average amount outstanding during the year has been calculated using month-end balances.

(3)	Maximum outstanding represents the highest month-end outstanding balance during the year.

For information regarding our outstanding long-term debt as of December 31, 2005 and 2004, refer to “Notes to Consolidated Financial Statements—Note 8, Short-term Borrowings and Long-term Debt.”

We are one of the world’s largest issuers of unsecured debt securities. We issue debt on a regular basis in significant amounts in the capital markets and have a diversified funding base of domestic and international investors. Purchasers of our debt securities include fund managers, commercial banks, pension funds, insurance companies, foreign central banks, state and local governments, and retail investors. Purchasers of our debt securities are also geographically diversified, with a significant portion of our investors located in the United States, Europe and Asia. The diversity of our debt investors enhances our financial flexibility and limits our dependence on any one source of funding. Our status as a GSE and our current “AAA” (or its equivalent) senior long-term unsecured debt credit ratings are critical to our ability to continuously access the debt capital markets to borrow at attractive rates. The U.S. government does not guarantee our debt, directly or indirectly, and our debt does not constitute a debt or obligation of the U.S. government.

Our sources of liquidity have consistently been adequate to meet both our short-term and long-term funding needs, and we anticipate that they will remain adequate in the next year. Due to the reduction in the size of our mortgage portfolio subsequent to December 31, 2004 pursuant to our capital restoration plan, our debt funding requirements have been lower in 2005, 2006 and 2007 than in 2003 and 2004. As of December 31, 2005, we had total debt outstanding of $764.7 billion, as compared to an estimated total debt outstanding of $774.4 billion as of December 31, 2006. However, we remain an active issuer of short-term and long-term debt securities. Our short-term and long-term funding needs during 2007 and 2008 are generally expected to be consistent with our needs during 2005 and 2006, and with the uses of cash described above under “Sources and Uses of Cash.” As described below under “Capital Management—Capital Activity—OFHEO Oversight of Our Capital Activity,” pursuant to our May 2006 consent order with OFHEO, we are currently not permitted to increase our net mortgage portfolio assets above the amount shown in our minimum capital report to OFHEO as of December 31, 2005 ($727.75 billion). We expect that, over the long term, our funding needs and sources of liquidity will remain relatively consistent with current needs and sources. We may increase our issuance of debt in future years if we decide to increase our purchase of mortgage assets following any modification or expiration of the current limitation on the size of our mortgage portfolio.

We have experienced no limitations on our ability to borrow funds through the issuance of debt securities in the capital markets and do not anticipate any change in our ability to do so in the foreseeable future. Significant changes in our current regulatory status, however, could adversely affect our access to some or all debt investors and lead to a reduction in our credit ratings, thereby potentially increasing our debt funding costs and reducing the amount of debt that we can issue at any given time. Other factors that could negatively impact our ability to issue debt securities at attractive rates include significant changes in interest rates, increased interest rate volatility, a significant adverse change in foreign exchange rates, a significant adverse change in our financial condition or financial results, significant events relating to our business or industry, a significant change in the public’s perception of the risks to and financial prospects of our business or our industry, regulatory constraints, disruptions in the capital markets and general economic conditions in the United States or abroad. Refer to “Item 1A—Risk Factors” for a discussion of the risks relating to our ability to issue debt in sufficient quantities and at attractive rates, the risks associated with a reduction in our current credit ratings and the risks associated with proposed changes in the regulation of our business. On June 13, 2006, the U.S. Department of the Treasury announced that it would undertake a review of its process for approving our issuances of debt, which could adversely impact our flexibility in issuing debt securities in the future. We cannot predict whether the outcome of this review will materially impact our current debt issuance activities.

Change in the Federal Reserve Board’s Payments System Risk Policy

On July 20, 2006, the Federal Reserve Banks implemented changes to the Federal Reserve Board’s “Policy Statement on Payments System Risk.” The changes pertain to the processing of principal and interest payments, via the Fedwire system, for securities issued by GSEs and certain international organizations, including us.

Prior to July 2006, the Federal Reserve Bank had exempted us from overdraft fees relating to the processing of interest and redemption payments on our debt and Fannie Mae MBS. We were permitted to overdraw our account at the Federal Reserve Bank for these payments and would make periodic payments throughout the business day until our account balance was zero. Since July 2006, we have been required to fund interest and redemption payments on our debt and Fannie Mae MBS before the Federal Reserve Banks, acting as our fiscal agent, will execute the payments on our behalf. We compensate the Federal Reserve Banks for this service.

Because we receive funds and make payments throughout each business day, we have implemented actions, including revising our funding strategies, to ensure that we will have access to funds to meet our payment obligations in a timely manner. We have established and periodically may use secured and unsecured intraday funding lines of credit with several large financial institutions. We are currently funding security holder payments on a daily basis and are fully compliant with the revised Federal Reserve policy.

Credit Ratings and Risk Ratings

Our ability to borrow at attractive rates is highly dependent upon our credit ratings. Our senior unsecured debt (both long-term and short-term), qualifying benchmark subordinated debt and preferred stock are rated and continuously monitored by Standard & Poor’s, Moody’s and Fitch, each of which is a nationally recognized statistical rating organization. Table 35 below sets forth the credit ratings issued by each of these rating agencies of our long-term and short-term senior unsecured debt, qualifying benchmark subordinated debt and preferred stock as of December 7, 2006.

Table 35:  Fannie Mae Debt Credit Ratings

	Senior Long-Term	Senior Short-Term	Benchmark
	Unsecured Debt	Unsecured Debt	Subordinated Debt		Preferred Stock

Standard & Poor’s	AAA	A−1+	AA−	(1)	AA−	(1)
Moody’s Investors Service	Aaa	P-1	Aa2	(2)	Aa3	(2)
Fitch, Inc.	AAA	F1+	AA−	(3)	AA−	(4)

(1)	On September 23, 2004, Standard & Poor’s placed our preferred stock and subordinated debt ratings on “credit watch negative.” On December 7, 2006, Standard & Poor’s removed our preferred stock and subordinated debt ratings from credit watch negative and placed these ratings on a “negative outlook.”

(2)	On September 28, 2004, Moody’s placed our preferred stock and subordinated debt ratings on a “negative outlook.” On December 15, 2005, Moody’s confirmed our preferred stock and subordinated debt ratings with a “stable outlook.”

(3)	On September 29, 2004, Fitch downgraded our subordinated debt rating from ‘AA’ to ‘AA−’. On December 23, 2004, Fitch placed our subordinated debt rating on “rating watch negative.” On December 7, 2006, Fitch removed our subordinated debt rating from “rating watch negative” and affirmed the ‘AA-’ rating.

(4)	On September 29, 2004, Fitch downgraded our preferred stock rating from ‘AA’ to ‘AA−’. On December 23, 2004, Fitch downgraded our preferred stock rating from ‘AA−’ to ‘A+’ and placed our preferred stock rating on “rating watch negative.” On December 7, 2006, Fitch removed our preferred stock rating from rating watch negative and upgraded the rating from ‘A+’ to ‘AA−’.

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

Standard & Poor’s “risk to the government” rating for us as of April 26, 2007 was ‘AA−’ with a negative outlook. On December 7, 2006, Standard & Poor’s removed this rating from credit watch negative and placed the rating on a negative outlook. Standard & Poor’s continually monitors this rating.

Moody’s “Bank Financial Strength Rating” for us as of April 26, 2007 was ‘B+’ with a stable outlook. This rating was downgraded from A− on March 28, 2005. Moody’s continually monitors this rating.

We do not have any covenants in our existing debt agreements that would be violated by a downgrade in our credit ratings. To date, we have not experienced any limitations in our ability to access the capital markets due to a credit ratings downgrade. See “Item 1A—Risk Factors” for a discussion of the risks associated with a reduction in our credit ratings.

Liquidity Contingency Plan

Our Liquidity Risk Policy includes a contingency plan in the event that factors, whether internal or external to our business, temporarily compromise our ability to access capital through normal channels. Our contingency plan provides for alternative sources of liquidity that would allow us to meet all of our cash obligations for 90 days without relying upon the issuance of unsecured debt. If our access to the capital markets becomes impaired, our contingency plan designates our unencumbered mortgage portfolio as our primary source of liquidity. Our unencumbered mortgage portfolio consists of unencumbered mortgage loans and mortgage-related securities that could be pledged as collateral for borrowing in the market for mortgage repurchase agreements or sold to generate additional funds. As of December 31, 2005 and 2004, substantially all of our mortgage portfolio would have been eligible to be pledged as collateral under repurchase agreements. As of December 31, 2004, $1.7 billion of the mortgage-related securities held in our portfolio had been pledged as collateral under repurchase agreements. As of December 31, 2005, we did not have any outstanding securities sold under agreements to repurchase, and therefore, we did not pledge any securities. We have not pledged any mortgage loans held in our portfolio as collateral under repurchase agreements.

Our liquid investment portfolio is also a source of liquidity in the event that we cannot access the capital markets. Our liquid investment portfolio consists primarily of high-quality non-mortgage investments that are readily marketable or have short-term maturities. As of December 31, 2005 and 2004, we had approximately $52.2 billion and $55.1 billion, respectively, in liquid assets, net of any cash and cash equivalents pledged as collateral. Our investments in non-mortgage securities, which account for the majority of our liquid assets, totaled $37.1 billion and $43.9 billion as of December 31, 2005 and 2004, respectively. Approximately 98% and 93% of our non-mortgage securities as of December 31, 2005 and 2004, respectively, had a credit rating of A (or its equivalent) or higher, based on the lowest of Standard & Poor’s, Moody’s or Fitch ratings.

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

Each of these commitments is addressed in our Liquidity Risk Policy described above. We further agreed to periodic public disclosure regarding our compliance with the plan for maintaining three months’ liquidity and meeting the commitment for periodic testing. We believe we were in compliance with our commitment to maintain and test our functional contingency plan as of March 31, 2007. We are currently in the process of revising our liquidity management policies in consultation with OFHEO. We expect that OFHEO will finalize its review of our implementation of our liquidity management commitments during the second quarter of 2007.

Contractual Obligations

Table 36 summarizes our expectation as to the effect of our minimum debt payments and other material noncancelable contractual obligations as of December 31, 2005 on our liquidity and cash flows in future periods. Our current contractual obligations as of the date of this report are different than the contractual obligations as of December 31, 2005 presented in the table below, primarily with respect to our debt obligations. As of December 31, 2005, we had total debt outstanding of $764.7 billion, as compared to an estimated total debt outstanding of $774.4 billion as of December 31, 2006.

Table 36:  Contractual Obligations

	Payments Due by Period as of December 31, 2005
		Less than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years
	(Dollars in millions)

Long-term debt obligations(1)	$584,017	$129,138	$197,438	$105,754	$151,687
Contractual interest on long-term debt obligations(2)	135,478	24,005	35,596	22,541	53,336
Operating lease obligations(3)	203	35	59	37	72
Purchase obligations:
Mortgage commitments(4)	23,673	23,636	37	—	—
Other purchase obligations(5)	95	51	44	—	—
Other long-term liabilities reflected in the consolidated balance sheet:(6)
Government penalty(7)	400	400	—	—	—
Other(8)	5,118	4,073	1,045	—	—

Total contractual obligations	$748,984	$181,338	$234,219	$128,332	$205,095

(1)	Represents the carrying amount of our long-term debt assuming payments are made in full at maturity. Amounts exclude approximately $6.8 billion in long-term debt from consolidations. Amounts include unamortized net premium and cost basis adjustments of approximately $10.7 billion.

(2)	Excludes contractual interest on long-term debt from consolidations.

(3)	Includes certain premises and equipment leases.

(4)	Includes on- and off-balance sheet commitments to purchase loans and mortgage-related securities.

(5)	Includes only unconditional purchase obligations that are subject to a cancellation penalty for certain telecom services, software and computer services, and agreements. Excludes arrangements that may be cancelled without penalty.

(6)	Excludes risk management derivative transactions that may require cash settlement in future periods and our obligations to stand ready to perform under our guaranties relating to Fannie Mae MBS and other financial guaranties, because the amount and timing of payments under these arrangements are generally contingent upon the occurrence of future events. For a description of the amount of our on- and off-balance sheet Fannie Mae MBS and other financial guaranties as of December 31, 2005, see “Off-Balance Sheet Arrangements and Variable Interest Entities.”

(7)	Represents a $400 million civil penalty to the U.S. government pursuant to May 23, 2006 settlements with the SEC and OFHEO. This penalty is included in the consolidated balance sheet under “Other Liabilities.”

(8)	Includes future cash payments due under our contractual obligations to fund LIHTC and other partnerships that are unconditional and legally binding, as well as cash received as collateral from derivative counterparties, which are included in the consolidated balance sheets under “Partnership liabilities” and “Other liabilities,” respectively. Amounts also include our obligation to fund partnerships that have been consolidated.

Cash Flows

Cash Flows for the Year Ended December 31, 2005

During the year ended December 31, 2005, cash and cash equivalents increased by $165 million, or 6%, to $2.8 billion as of December 31, 2005 as compared to the prior year.

•	We generated net cash of $78.1 billion in operating activities in 2005, primarily due to net income and a net decrease in trading securities. Our cash generated by operating activities was partially offset by purchases of HFS loans.

•	We generated net cash of $139.4 billion in investing activities in 2005, primarily due to proceeds we received from sales and maturities of AFS securities and proceeds from the sale of held-for-investment (“HFI”) loans as we reduced our portfolio. The cash increases were partially offset by advances to lenders and purchases of AFS securities and HFI loans.

•	We used net cash of $217.4 billion in financing activities in 2005, primarily for the net redemption of short-term and long-term debt.

Cash Flows for the Year Ended December 31, 2004

During the year ended December 31, 2004, cash and cash equivalents decreased by $740 million, or 22%, to $2.7 billion as of December 31, 2004 as compared to the prior year.

•	We generated net cash of $41.6 billion in operating activities in 2004, primarily due to net income and a net decrease in trading securities. Our cash generated by operating activities was partially offset by purchases of HFS loans.

•	We used net cash of $16.8 billion in investing activities in 2004, primarily due to advances to lenders and purchases of AFS securities and HFI loans. The cash we used in investing activities was partially offset by proceeds we received from maturities of AFS securities and repayments of HFI loans.

•	We used net cash of $25.5 billion in financing activities in 2004, primarily for the redemption of short-term and long-term debt. The cash we used in financing activities was offset primarily by issuances of our short-term and long-term debt.

Cash Flows for the Year Ended December 31, 2003

During the year ended December 31, 2003, our cash and cash equivalents increased by $1.7 billion, or 97%, to $3.4 billion as of December 31, 2003 as compared to the prior year.

•	We generated net cash of $58.2 billion in operating activities in 2003, primarily due to net income and a net decrease in trading securities. Our cash generated by operating activities was partially offset by purchases of HFS loans.

•	We used net cash of $152.7 billion in investing activities in 2003, primarily due to advances to lenders and purchases of AFS securities and HFI loans. Our cash used in investing activities was partially offset by proceeds we received from maturities and sales of AFS securities and repayments of HFI loans.

•	We raised net cash of $96.2 billion in financing activities in 2003, primarily by issuing short-term and long-term debt. Our cash provided by financing activities was partially offset primarily by redemption of short-term and long-term debt.

Capital Management

Our objective in managing capital is to maximize long-term stockholder value through the pursuit of business opportunities that provide attractive returns while maintaining capital at levels sufficient to ensure compliance with both regulatory and internal capital requirements.

Capital Adequacy Requirements

We are subject to capital adequacy requirements established by the 1992 Act. The statutory capital framework incorporates two different quantitative assessments of capital—both a minimum capital requirement and a risk-based capital requirement. While the minimum capital requirement is ratio-based, the risk-based capital requirement is based on simulated stress test performance. Pursuant to the 1992 Act, we are required to maintain sufficient capital to meet both of these requirements in order to be classified as “adequately capitalized.” In addition, pursuant to our May 2006 consent order with OFHEO, we are currently required to maintain a 30% capital surplus over our statutory minimum capital requirement, which is referred to as the

OFHEO-directed minimum capital requirement. We are subject to continuous examination by OFHEO to ensure that we meet these capital adequacy requirements on an ongoing basis.

Statutory Minimum Capital Requirement

OFHEO’s ratio-based minimum capital standard ties our capital requirements to the size of our book of business. For purposes of the minimum capital requirement, we are in compliance if our core capital equals or exceeds our minimum capital requirement. Core capital is defined by statute as the sum of the stated value of outstanding common stock (common stock less treasury stock), the stated value of outstanding non-cumulative perpetual preferred stock, paid-in capital and retained earnings, as determined in accordance with GAAP. Our minimum capital requirement is generally equal to the sum of:

•	2.50% of on-balance sheet assets;

•	0.45% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties; and

•	up to 0.45% of other off-balance sheet obligations.

Each quarter, OFHEO publishes our standing relative to the statutory minimum capital requirement and, commencing for the quarter ended September 30, 2005, the OFHEO-directed minimum capital requirement as part of its capital classification announcement. For a description of the amounts by which our core capital exceeded or was less than our statutory minimum capital requirement as of December 31, 2005 and 2004, see Table 37 under “Capital Classification Measures” below.

Statutory Risk-Based Capital Requirement

OFHEO’s risk-based capital standard ties our capital requirements to the risk in our book of business, as measured by a stress test model. The stress test simulates our financial performance over a ten-year period of severe economic conditions characterized by both extreme interest rate movements and high mortgage default rates. Simulation results indicate the amount of capital required to survive this prolonged period of economic stress absent new business or active risk management action. In addition to this model-based amount, the risk-based capital requirement also includes an additional 30% surcharge to cover unspecified management and operations risks.

Our total capital base is used to meet our risk-based capital requirement. Total capital is defined by statute as the sum of core capital plus the total allowance for loan losses and reserve for guaranty losses in connection with Fannie Mae MBS, less the specific loss allowance (that is, the allowance required on individually-impaired loans). Each quarter, OFHEO runs a detailed profile of our book of business through the stress test simulation model. The model generates cash flows and financial statements to evaluate our risk and measure our capital adequacy during the ten-year stress horizon. As part of its quarterly capital classification announcement, OFHEO makes these stress test results publicly available. For a description of the amounts by which our total capital exceeded our statutory risk-based capital requirement as of December 31, 2005 and 2004, see Table 37 under “Capital Classification Measures” below.

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

OFHEO announced on November 1, 2005 that we had achieved a 30% surplus over minimum capital requirement at September 30, 2005. In addition to generating capital through retained earnings, we achieved this capital surplus by taking the following actions pursuant to our capital restoration plan:

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

Statutory Critical Capital Requirement

Our critical capital requirement is the amount of core capital below which we would be classified as critically undercapitalized and generally would be required to be placed in conservatorship. Our critical capital requirement is generally equal to the sum of:

•	1.25% of on-balance sheet assets;

•	0.25% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties; and

•	up to 0.25% of other off-balance sheet obligations.

For a description of the amounts by which our core capital exceeded our statutory critical capital requirement as of December 31, 2005 and 2004, see Table 37 under “Capital Classification Measures” below.

Capital Classification Measures

The table below shows our core capital, total capital and other capital classification measures as of December 31, 2005 and 2004.

Table 37:  Regulatory Capital Surplus

	As of December 31,
	2005(1)	2004
	(Dollars in millions)

Core capital(2)	$39,433	$34,514
Required minimum capital(3)	28,233	32,121

Surplus of core capital over required minimum capital	11,200	$2,393

Surplus of core capital percentage over required minimum capital(4)	39.7%	7.4%
Total capital(5)	$40,091	$35,196
Required risk-based capital(6)	12,636	10,039

Surplus of total capital over required risk-based capital	$27,455	$25,157

Surplus of total capital percentage over required risk-based capital(7)	217.3%	250.6%
Core capital(2)	$39,433	$34,514
Required critical capital(8)	14,536	16,435

Surplus of core capital over required critical capital	$24,897	$18,078

Surplus of core capital percentage over required critical capital(9)	171.3%	110.0%

(1)	Except for required risk-based capital amounts, all amounts represent estimates that will be resubmitted to OFHEO for their certification. Required risk-based capital amounts represent previously announced results by OFHEO. OFHEO may determine that results require restatement in the future based upon analysis provided by us.

(2)	The sum of (a) the stated value of our outstanding common stock (common stock less treasury stock); (b) the stated value of our outstanding non-cumulative perpetual preferred stock; (c) our paid-in capital; and (d) our retained earnings. Core capital excludes AOCI.

(3)	Generally, the sum of (a) 2.50% of on-balance sheet assets; (b) 0.45% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties; and (c) up to 0.45% of other off-balance sheet obligations, which may be adjusted by the Director of OFHEO under certain circumstances (See 12 CFR 1750.4 for existing adjustments made by the Director of OFHEO).

(4)	Defined as the surplus of core capital over required minimum capital expressed as a percentage of required minimum capital.

(5)	The sum of (a) core capital and (b) the total allowance for loan losses and reserve for guaranty losses, less (c) the specific loss allowance (that is, the allowance required on individually-impaired loans). The specific loss allowance totaled $66 million and $63 million as of December 31, 2005 and 2004, respectively.

(6)	Defined as the amount of total capital required to be held to absorb projected losses flowing from future adverse interest rate and credit risk conditions specified by statute (see 12 CFR 1750.13 for conditions), plus 30% mandated by statute to cover management and operations risk.

(7)	Defined as the surplus of total capital over required risk-based capital expressed as a percentage of risk-based capital.

(8)	Generally, the sum of (a) 1.25% of on-balance sheet assets; (b) 0.25% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties; and (c) up to 0.25% of other off-balance sheet obligations, which may be adjusted by the Director of OFHEO under certain circumstances.

(9)	Defined as the surplus of core capital over required critical capital, expressed as a percentage of required critical capital.

On May 19, 2005, OFHEO classified us as significantly undercapitalized as of December 31, 2004 and adequately capitalized as of March 31, 2005. For each subsequent quarter through December 31, 2006 (the most recent quarter for which OFHEO has published its capital classification), we have been classified by OFHEO as adequately capitalized. On March 30, 2007, OFHEO announced that we were classified as adequately capitalized as of December 31, 2006. Our core capital of $42.3 billion as of December 31, 2006 exceeded our statutory minimum capital requirement by $13.0 billion, or 44.2%, and our OFHEO-directed minimum capital requirement by $4.2 billion, or 10.9%. Our total capital of $43.0 billion as of December 31, 2006 exceeded our statutory risk-based capital requirement by $16.2 billion, or 60.2%. Because we have not yet prepared audited consolidated financial statements for any periods after December 31, 2005, OFHEO’s capital classifications for periods after December 31, 2005 are based on our estimates of our financial condition as of those periods and remain subject to revision.

Capital Management Framework

Our capital management practices are intended to ensure ongoing compliance with not only our regulatory capital requirements, but also internal economic capital requirements. Our internal economic capital requirements represent management’s view of the capital required to support our risk posture and are used to guide capital deployment decisions to maximize long-term stockholder value. Our economic capital framework relies upon both stress test and value-at-risk analyses that measure capital solvency using long-term financial simulations and near-term market value shocks. We currently target a combined corporate economic capital requirement that is less than our regulatory capital requirements.

To ensure compliance with each of our regulatory capital requirements, we maintain different levels of capital surplus for each capital requirement. The optimal surplus amount for each capital measure is directly tied to the volatility of the capital requirement and related core capital base. Because it is explicitly tied to risk, the statutory risk-based capital requirement tends to be more volatile than the ratio-based minimum capital requirement. Quarterly changes in economic conditions (such as interest rates, spreads and home prices) can materially impact the calculated risk-based capital requirement. As a consequence, we generally seek to maintain a larger surplus over the risk-based capital requirement to ensure continued compliance.

While we are able to reasonably estimate the size of our book of business and therefore our minimum capital requirement, the amount of our reported core capital holdings at each period end is less certain without hedge accounting treatment. Changes in the fair value of our derivatives may result in significant fluctuations in our capital holdings from period to period. Accordingly, we target a surplus above the statutory minimum capital requirement and OFHEO-directed minimum capital requirement to accommodate a wide range of possible valuation changes that might adversely impact our core capital base.

Capital Activity

OFHEO Oversight of Our Capital Activity

Our capital requirements as set forth by the 1992 Act and as administered by OFHEO may restrict the ability of our Board of Directors to pay dividends, repurchase our preferred or common stock, or make any other capital distributions. If such an action would decrease our total capital below the risk-based capital requirement or our core capital below the minimum capital requirement, we may not make the distribution without the approval of OFHEO.

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

Pursuant to the capital restoration plan, we provide a quarterly capital plan update to OFHEO.

Common Stock

Shares of common stock outstanding, net of shares held in treasury, totaled approximately 972 million, 971 million and 969 million as of December 31, 2006, 2005 and 2004, respectively. During 2006, 2005 and 2004, we issued 1.6 million, 1.5 million and 5.8 million shares of common stock, respectively, from treasury for our employee benefit plans. We have not issued any common stock during 2004, 2005, 2006 and 2007 other than in accordance with these plans. Our ability to issue common stock will be limited until we have returned to timely financial reporting.

In January 2003, our Board of Directors approved a share repurchase program (the “General Repurchase Authority”) authorizing us to repurchase up to 5% of our shares of common stock outstanding as of December 31, 2002, as well as additional shares to offset stock issued, or expected to be issued, under our employee benefit plans. Under this General Repurchase Authority, which does not have a specified expiration date, we repurchased 7.2 million shares of common stock at a weighted average cost per share of $73.67 in 2004. We have not repurchased any shares from the open market pursuant to this General Repurchase Authority since July 2004.

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

Since April 2005, we have prohibited all of our employees from engaging in purchases or sales of our securities except in limited circumstances relating to financial hardship. In November 2005, our Board of Directors authorized the creation of a stock repurchase program that permits us to repurchase up to $100 million of our shares from our non-officer employees, who are employees below the level of vice president. Under the program, we may repurchase shares weekly at fair market value only during the 30-trading day period following our quarterly filings on Form 12b-25 with the SEC. Officers and members of our Board of Directors are not permitted to participate in the program. On March 22, 2006, OFHEO advised us that it had no objection to our proceeding with the program on the terms described to OFHEO. We implemented the program in May 2006. From May 31, 2006 to February 28, 2007, we have purchased an aggregate of 47,440 shares of common stock from our employees under the program. The employee stock repurchase program does not have a specified expiration date.

Non-Cumulative Preferred Stock

In December 2004, we sold two issues of non-cumulative preferred stock to institutional investors for aggregate total proceeds of $5.0 billion, which included $2.5 billion in convertible preferred stock. These preferred stock issuances represent the largest capital placement we have ever undertaken and were a key component of our capital restoration plan. We did not redeem any preferred stock during 2006, 2005 or 2004. We redeemed our Series J Preferred stock on February 28, 2007, and our Series K Preferred Stock on April 2, 2007. Our ability to issue preferred stock in the public market may be limited until we return to timely financial reporting. We have not issued preferred stock since December 31, 2004.

Subordinated Debt

On September 1, 2005, we agreed with OFHEO to make specific commitments relating to the issuance of qualifying subordinated debt. These commitments replaced our October 2000 voluntary initiatives relating to the maintenance of qualifying subordinated debt. We agreed to issue qualifying subordinated debt, rated by at least two nationally recognized statistical rating organizations, in a quantity such that the sum of our total capital plus the outstanding balance of our qualifying subordinated debt equals or exceeds the sum of (1) outstanding Fannie Mae MBS held by third parties times 0.45% and (2) total on-balance sheet assets times 4%. We must also take reasonable steps to maintain sufficient outstanding subordinated debt to promote liquidity and reliable market quotes on market values. We also agreed to provide periodic public disclosure of our compliance with these commitments, including a comparison of the quantities of qualifying subordinated debt and total capital to the levels required by our agreement with OFHEO.

Every six months, commencing January 1, 2006, we are required to submit to OFHEO a subordinated debt management plan that includes any issuance plans for the upcoming six months. Although it is not a component of core capital, qualifying subordinated debt supplements our equity capital. It is designed to provide a risk-absorbing layer to supplement core capital for the benefit of senior debt holders. In addition, the spread between the trading prices of our qualifying subordinated debt and our senior debt serves as a market indicator to investors of the relative credit risk of our debt. A narrow spread between the trading prices of our qualifying subordinated debt and senior debt implies that the market perceives the credit risk of our debt to be relatively low. A wider spread between these prices implies that the market perceives our debt to have a higher relative credit risk.

The sum of our total capital plus the outstanding balance of our qualifying subordinated debt exceeded the sum of (1) outstanding Fannie Mae MBS held by third parties times 0.45% and (2) total on-balance sheet assets times 4% by an estimated $8.9 billion, or 21.3%, as of December 31, 2006, and by an estimated $8.3 billion, or 20.4%, as of December 31, 2005. Qualifying subordinated debt with a remaining maturity of less than five years receives only partial credit in this calculation. One-fifth of the outstanding amount is excluded each year during the instrument’s last five years before maturity and, when the remaining maturity is less than one year, the instrument is entirely excluded.

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

Prior to our September 1, 2005 agreement with OFHEO, pursuant to our voluntary initiatives, we sought to maintain sufficient qualifying subordinated debt to bring the sum of total capital and outstanding qualifying subordinated debt to at least 4% of on-balance sheet assets, after providing adequate capital to support Fannie Mae MBS held by third parties that is not included in the consolidated balance sheets. We had qualifying subordinated debt with a carrying amount of $12.5 billion as of both December 31, 2004 and 2003, which, together with our total capital, constituted 4.0% and 3.3% of our on-balance sheet assets as of December 31, 2004 and 2003, respectively. Under the voluntary initiatives, qualifying subordinated debt with a remaining maturity of less than five years did not receive a partial credit in this calculation.

We issued $4.0 billion of qualifying subordinated debt securities in 2003. We have not issued any subordinated debt securities since 2003. Under our agreement with OFHEO, we intend to resume the issuance of qualifying subordinated debt once we return to timely financial reporting. We had qualifying subordinated debt totaling $1.5 billion and $2.0 billion, based on redemption value, that matured in May 2006 and January 2007, respectively. As of the date of this filing, we have $9.0 billion in outstanding qualifying subordinated debt.

Dividends

In January 2005, our Board of Directors reduced our quarterly dividend rate by 50%, from $0.52 per share of common stock to $0.26 per share of common stock. We reduced our common stock dividend rate in order to increase our capital surplus, which was a component of our capital restoration plan. In December 2006, the Board of Directors increased our quarterly dividend rate to $0.40 per share of common stock, beginning in the fourth quarter of 2006, and increased our dividend rate again to $0.50 per share of common stock, beginning in the second quarter of 2007.

We paid quarterly common stock dividends of:

•	$0.52 per share for each quarter of 2004;

•	$0.26 per share for each quarter of 2005 and for the first, second and third quarters of 2006; and

•	$0.40 per share for the fourth quarter of 2006 and first quarter of 2007.

Our Board of Directors declared common stock dividends of $0.50 per share which are payable on May 25, 2007. Our Board of Directors has also approved preferred stock dividends for periods commencing December 31, 2004, up to but excluding June 30, 2007. See “Notes to Consolidated Financial Statements—Note 16, Preferred Stock” for detailed information on our preferred stock dividends.

OFF-BALANCE SHEET ARRANGEMENTS AND VARIABLE INTEREST ENTITIES

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

The most significant off-balance sheet arrangements that we engage in result from the mortgage loan securitization and resecuritization transactions that we routinely enter into as part of the normal course of our business operations. Our Single-Family Credit Guaranty business generates most of its revenues through the guaranty fees earned from these securitization transactions. In addition, our HCD business generates a significant amount of its revenues through the guaranty fees earned from these securitization transactions. We also enter into other guaranty transactions and hold LIHTC partnership interests that may involve off-balance sheet arrangements.

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

We guarantee to each MBS trust that we will supplement amounts received by the MBS trust as required to permit timely payments of principal and interest on the related Fannie Mae MBS, irrespective of the cash flows received from borrowers. In connection with our guaranties issued or modified on or after January 1, 2003, we record in the consolidated balance sheets a guaranty obligation based on an estimate of our non-contingent obligation to stand ready to perform under these guaranties. We also record in the consolidated balance sheets a reserve for guaranty losses based on an estimate of our incurred credit losses on all of our guaranties, irrespective of the issuance date.

While we hold some Fannie Mae MBS in our mortgage portfolio, the substantial majority of outstanding Fannie Mae MBS is held by third parties and therefore is generally not reflected in the consolidated balance sheets. Of the $1.9 trillion in total Fannie Mae MBS outstanding as of December 31, 2005, $234.5 billion was held in our portfolio and $1.6 trillion was held by third-party investors. The $234.5 billion in Fannie Mae MBS held in our portfolio is reflected in the consolidated balance sheets as “Investments in securities.” We consolidate certain Fannie Mae MBS trusts depending on the significance of our interest in those MBS trusts. Upon consolidation, we recognize the assets of the consolidated trust. As of December 31, 2005, we had recognized $111.3 billion of assets as “Mortgage loans” in the consolidated balance sheets as a result of consolidating MBS trusts. Accordingly, as of December 31, 2005, there was approximately $1.6 trillion in outstanding and unconsolidated Fannie Mae MBS held by third parties, which is not included in the consolidated balance sheets.

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

Our maximum potential exposure to credit losses relating to our outstanding and unconsolidated Fannie Mae MBS held by third parties and our other financial guaranties is significantly higher than the carrying amount of the guaranty obligations and reserve for guaranty losses that are reflected in the consolidated balance sheets. In the case of outstanding and unconsolidated Fannie Mae MBS held by third parties, our maximum potential exposure arising from these guaranties is primarily represented by the unpaid principal balance of the mortgage loans underlying these Fannie Mae MBS, which was $1.6 trillion as of December 31, 2005. In the case of our other financial guaranties, our maximum potential exposure is primarily represented by the unpaid principal balance of the underlying bonds and loans, which was $19.2 billion as of December 31, 2005.

Based on our historical credit losses, which represent less than 0.02% of our mortgage credit book of business for each year from 2003 to 2005, we do not believe that the maximum exposure on our Fannie Mae MBS and other credit-related guaranties is representative of our actual credit exposure relating to these guaranties. In the event that we were required to make payments under these guaranties, we would pursue recovery of these payments by exercising our rights to the collateral backing the underlying loans or through available credit enhancements (which includes all recourse with third parties and mortgage insurance).

The table below presents a summary of our on- and off-balance sheet Fannie Mae MBS and other guaranty obligations as of December 31, 2005 and 2004.

Table 38:  On- and Off-Balance Sheet MBS and Other Guaranty Arrangements

	As of December 31,
	2005	2004
	(Dollars in millions)

Fannie Mae MBS and other guaranties outstanding(1)	$1,852,521	$1,767,276
Less: Fannie Mae MBS held in portfolio(2)	234,451	344,404

Fannie Mae MBS held by third parties and other guaranties	$1,618,070	$1,422,872

(1)	Includes $19.2 billion and $14.8 billion in unpaid principal balance of other guaranties as of December 31, 2005 and 2004, respectively. Excludes $111.3 billion and $150.1 billion in unpaid principal balance of consolidated Fannie Mae MBS as of December 31, 2005 and 2004, respectively.

(2)	Amounts represent unpaid principal balance and are recorded in “Investments in Securities” in the consolidated balance sheets.

For more information on our securitization transactions, including the interests we retain in these transactions, cash flows from these transactions, and our accounting for these transactions, see “Notes to Consolidated Financial Statements—Note 6, Portfolio Securitizations,” “Notes to Consolidated Financial Statements—Note 7, Financial Guaranties and Master Servicing” and “Notes to Consolidated Financial Statements—Note 17, Concentrations of Credit Risk.” For information on the revenues and expenses associated with our Single-Family Credit Guaranty and HCD businesses, refer to “Business Segment Results.”

LIHTC Partnership Interests

Our HCD business’s Community Investment Group makes equity investments in numerous limited partnerships that sponsor affordable housing projects utilizing the low-income housing tax credit pursuant to Section 42 of the Internal Revenue Code. We invest in LIHTC partnerships in order to increase the supply of affordable housing in the United States and to serve communities in need. In addition, our investments in LIHTC partnerships generate both tax credits and net operating losses that reduce our federal income tax liability. The tax benefits associated with these LIHTC partnerships were the primary reasons for our effective tax rate in 2005 being 17% versus the federal statutory rate of 35%.

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

As of December 31, 2005, we had a recorded investment in these LIHTC partnerships of $7.7 billion. Our risk exposure relating to these LIHTC partnerships is limited to the amount of our investment and the possible recapture of the tax benefits we have received from the partnership. Neither creditors of, nor equity investors in, these partnerships have any recourse to our general credit. To manage the risks associated with a partnership, we track compliance with the LIHTC requirements, as well as the property condition and financial performance of the underlying investment throughout the life of the investment. In addition, we evaluate the strength of the partnership’s sponsor through periodic financial and operating assessments. Further, in some of our LIHTC partnership investments, our exposure to loss is further mitigated by our having a guaranteed economic return from an investment grade counterparty.

The table below provides information regarding our LIHTC partnership investments as of and for the year ended December 31, 2005:

Table 39:  LIHTC Partnership Investments

	2005
	Consolidated	Non-Consolidated
	(Dollars in millions)

As of December 31:
Obligation to fund LIHTC partnerships	$833	$1,698
For the year ended December 31:
Tax credits from investments in LIHTC partnerships	$366	$467
Losses from investments in LIHTC partnerships	275	518
Tax benefits on credits and losses from investments in LIHTC partnerships	462	649
Contributions to LIHTC partnerships	484	743
Distributions from LIHTC partnerships	2	1

For more information on our off-balance sheet transactions, see “Notes to Consolidated Financial Statements—Note 17, Concentrations of Credit Risk.”

IMPACT OF FUTURE ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 123R, Share-Based Payment and SAB No. 107

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment (“SFAS 123R”), which revises SFAS No. 123 and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of APB 25 to stock compensation awards issued to employees. Rather, SFAS 123R requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. With respect to options, SFAS 123R requires that they be measured at fair value using an option-pricing model that takes into account the options’ unique characteristics and recognition of the cost as expense over the period the employee provides services to earn the award, which is generally the vesting period. Also, SFAS 123R requires that excess tax benefits be classified as a financing cash inflow in the consolidated statements of cash flows.

This standard includes measurement requirements for employee stock options that are similar to those under the fair-value-based method of SFAS 123; however, SFAS 123R requires initial and ongoing estimates of the amount of shares that will vest while SFAS 123 provided entities the option of assuming that all shares would vest and then recognizing actual forfeitures as they occur. SFAS 123R also clarifies and expands the guidance in SFAS 123 regarding classification of an award as equity or as a liability.

Additionally, SEC Staff Accounting Bulletin 107, Share-Based Payment, provides guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as the staff’s views regarding the valuation of share-based payment arrangements.

SFAS 123R is effective for annual periods beginning after June 15, 2005 and allows use of the modified prospective application method to be applied to new awards, unvested awards and to awards modified, repurchased or cancelled after the effective date. We prospectively adopted the fair value expense recognition provisions of SFAS 123 effective January 1, 2003, using a model to estimate the fair value of the majority of our stock awards. We adopted SFAS 123R effective January 1, 2006 with no material impact to the consolidated financial statements.

SFAS No. 154, Accounting Changes and Error Corrections

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

APB 20 requires that the cumulative effect of most voluntary changes in accounting principles be included in net income in the period of adoption. The new statement requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable to determine either period-specific effects or the cumulative effect of the change. In addition, SFAS 154 requires that we account for a change in method of depreciation, amortization or depletion for long-lived, non-financial assets as a change in accounting estimate that is effected by a change in accounting principle. APB 20 previously required that we report such a change as a change in accounting principle.

SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 effective January 1, 2006 had no impact on the consolidated financial statements.

SFAS No. 155, Accounting for Certain Hybrid Financial Instruments and DIG Issue No. B40, Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), an amendment of SFAS 133 and SFAS 140. This statement: (i) clarifies which interest-only strips and principal-only strips are not subject to SFAS 133; (ii) establishes a requirement to evaluate interests in securitized financial instruments that contain an embedded derivative requiring bifurcation; (iii) clarifies that concentration of credit risks in the form of subordination are not embedded derivatives; and (iv) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.

In January 2007, FASB issued Derivatives Implementation Group (“DIG”) Issue No. B40 (“DIG B40”). The objective of DIG B40 is to provide a narrow scope exception to certain provisions of SFAS 133 for securitized interests that contain only an embedded derivative that is tied to the prepayment risk of the underlying financial assets. SFAS 155 and DIG B40 are effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. We adopted SFAS 155 effective January 1, 2007 and elected fair value remeasurement for hybrid financial instruments that contain embedded derivatives that otherwise require bifurcation, which includes buy-ups and guaranty assets arising from portfolio securitization transactions. We also elected to classify investment securities that may contain embedded derivatives as trading securities under SFAS No. 115, Accounting for Certain Investments in Debt

and Equity Securities. SFAS 155 is a prospective standard and had no impact on the consolidated financial statements on the date of adoption.

SFAS No. 156, Accounting for Servicing of Financial Assets

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

SFAS 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of a fiscal year that begins after September 15, 2006, with early adoption permitted. We adopted SFAS 156 effective January 1, 2007, with no material impact to the consolidated financial statements. We do not believe SFAS 156 will have a material effect on the consolidated financial statements, because we do not intend to measure MSRs at fair value subsequent to their initial recognition.

FIN 48, Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 supplements SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), by defining a threshold for recognizing tax benefits in the consolidated financial statements.

FIN 48 provides a two-step approach to recognizing and measuring tax benefits when a benefit’s realization is uncertain. First, we must determine whether the benefit is to be recognized and then the amount to be recognized. Income tax benefits should be recognized when, based on the technical merits of a tax position, we believe that if upon examination, including resolution of any appeals or litigation process, it is more likely than not (a probability of greater than 50%) that the tax position would be sustained as filed. The benefit recognized for a tax position that meets the more-likely-than-not criterion is measured based on the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the taxing authority, taking into consideration the amounts and probabilities of the outcomes upon settlement.

In March 2007, FSP FIN 48-a, Definition of Settlement in FASB Interpretation 48 (“FSP FIN 48-a”), was proposed by the FASB. The objective of FSP FIN 48-a is to replace the term “ultimate settlement,” originally introduced in FIN 48, with the term “effective settlement” and to provide guidance to determine whether or not a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Final guidance of FSP FIN 48-a is expected in the second quarter of 2007 with an effective date that coincides with that of FIN 48.

FIN 48 is effective for consolidated financial statements beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 upon adoption will be reported as an adjustment to beginning retained earnings. We are evaluating the impact of the adoption of FIN 48 and FSP FIN 48-a on the consolidated financial statements.

SFAS No. 157, Fair Value Measurements

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

SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires the recognition of a plan’s over-funded or under-funded status as an asset or liability and recognition of actuarial gains and losses and prior service costs and credits as an adjustment to AOCI, net of income tax. Additionally, it requires determination of benefit obligations and the fair values of a plan’s assets at a company’s year-end. SFAS 158 is effective as of the end of the fiscal year ending after December 15, 2006. We adopted SFAS 158 effective December 31, 2006 and reduced shareholders’ equity by approximately $100 million to record the underfunded status of our plans.

SFAS No. 159, Fair Value Option

In February 2007, the FASB issued SFAS No. 159, Fair Value Option (“SFAS 159”). SFAS 159 permits companies to make a one-time election to report certain financial instruments at fair value with the changes in fair value included in earnings. SFAS 159 is effective for consolidated financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not plan to elect early adoption and are still evaluating how we will adopt SFAS 159. We have not yet determined the impact, if any, on the consolidated financial statements of adopting this standard.

2005 QUARTERLY REVIEW

We provide certain selected unaudited quarterly financial statement information for the year ended December 31, 2005 and 2004 in “Notes to Consolidated Financial Statements—Note 20, Selected Quarterly Financial Information (Unaudited).” The selected financial information includes the following:

•	Condensed consolidated statements of income for the quarters ended March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005.

•	Condensed consolidated statements of income for the quarters ended March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004.

•	Condensed consolidated balance sheets as of March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005.

•	Condensed business segment results of operations for the quarters ended March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005.

Table 40:  2005 Quarterly Condensed Consolidated Statements of Income

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
	(Dollars and shares in millions, except per share amounts)

Net interest income	$3,787	$2,897	$2,664	$2,157
Guaranty fee income	870	1,208	832	869
Investment gains (losses), net	(1,454)	596	(169)	(307)
Derivatives fair value losses, net	(749)	(2,641)	(539)	(267)
Debt extinguishment gains (losses), net	(142)	18	86	(30)
Loss from partnership investments	(200)	(210)	(211)	(228)
Fee and other income	353	459	298	416
Administrative expenses	(363)	(507)	(567)	(678)
Provision for credit losses	(57)	(125)	(172)	(87)
Other expenses	(53)	(22)	(68)	(93)

Income before federal income taxes and extraordinary gains (losses)	1,992	1,673	2,154	1,752
Provision for federal income taxes	217	333	406	321

Income before extraordinary gains (losses)	1,775	1,340	1,748	1,431
Extraordinary gains (losses), net of tax effect	65	(2)	(3)	(7)

Net income	$1,840	$1,338	$1,745	$1,424

Preferred stock dividends	(121)	(122)	(122)	(121)

Net income available to common stockholders	$1,719	$1,216	$1,623	$1,303

Basic earnings (loss) per share:
Earnings before extraordinary gains	$1.71	$1.25	$1.68	$1,35
Extraordinary gains (losses), net of tax effect	.06	—	—	(0.01)

Basic earnings per share	$1.77	$1.25	$1.68	$1.34

Diluted earnings (loss) per share:
Earnings before extraordinary gains (losses)	$1.70	$1.25	$1.66	$1.35
Extraordinary gains (losses), net of tax effect	0.06	—	—	(0.01)

Diluted earnings per share	$1.76	$1.25	$1.66	$1.34

Weighted-average common shares outstanding:
Basic	969	970	970	970
Diluted(1)	998	971	998	998

(1)	For the quarter ended June 30, 2005, diluted shares excludes the effect of our convertible preferred stock as inclusion would be antidilutive for that period.

Table 41:  2004 Quarterly Condensed Consolidated Statements of Income

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004
	(Dollars and shares in millions, except per share amounts)

Net interest income	$5,062	$4,836	$4,000	$4,183
Guaranty fee income	891	727	1,067	919
Investment gains (losses), net	525	(1,518)	887	(256)
Derivatives fair value gains (losses), net	(6,446)	2,269	(7,136)	(943)
Debt extinguishment gains (losses), net	(78)	(7)	(21)	(46)
Loss from partnership investments	(145)	(177)	(177)	(203)
Fee and other income	56	413	103	(168)
Administrative expenses	(406)	(372)	(367)	(511)
Provision for credit losses	(13)	(55)	(65)	(219)
Other expenses	(50)	(43)	(50)	(467)

Income (loss) before federal income taxes and extraordinary gains (losses)	(604)	6,073	(1,759)	2,289
Provision (benefit) for federal income taxes	(529)	1,753	(910)	710

Income (loss) before extraordinary gains (losses)	(75)	4,320	(849)	1,579
Extraordinary gains (losses), net of tax effect	10	(3)	(18)	3

Net income (loss)	$(65)	$4,317	$(867)	$1,582

Preferred stock dividends and issuance costs at redemption	(43)	(40)	(41)	(41)

Net income (loss) available to common stockholders	$(108)	$4,277	$(908)	$1,541

Basic earnings (loss) per share:
Earnings before extraordinary gains (losses)	$(0.12)	$4.41	$(0.92)	$1.59
Extraordinary gains (losses), net of tax effect	0.01	—	(0.02)	—

Basic earnings (loss) per share	$(0.11)	$4.41	$(0.94)	$1.59

Diluted earnings (loss) per share:
Earnings before extraordinary gains (losses)	$(0.12)	$4.40	$(0.92)	$1.59
Extraordinary gains (losses), net of tax effect	0.01	—	(0.02)	—

Diluted earnings (loss) per share	$(0.11)	$4.40	$(0.94)	$1.59

Weighted-average common shares outstanding:
Basic	972	969	968	969
Diluted	972	973	968	972

Table 42:  2005 Quarterly Condensed Consolidated Balance Sheets

	As of
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
	(Dollars in millions)

Assets:
Cash and cash equivalents	$3,186	$2,597	$2,797	$2,820
Investments in securities:
Trading, at fair value	29,670	24,291	16,401	15,110
Available-for-sale, at fair value	496,591	466,045	391,503	390,964

Total investments	$526,261	490,336	407,904	406,074
Mortgage loans:
Loans held for sale, at lower of cost or market	10,587	7,654	5,973	5,064
Loans held for investment, at amortized cost	385,528	366,203	359,372	362,781
Allowance for loan losses	(302)	(312)	(319)	(302)

Total loans	395,813	373,545	365,026	367,543
Derivative assets at fair value	7,602	6,405	6,355	5,803
Guaranty assets	5,982	5,765	6,425	6,848
Deferred tax assets	7,053	5,039	6,099	7,684
Other assets	30,308	32,371	32,590	37,396

Total assets	$976,205	$916,058	$827,196	$834,168

Liabilities and Stockholders’ Equity:
Liabilities:
Short-term debt	$284,776	$219,837	$151,906	$173,186
Long-term debt	625,686	628,148	607,873	590,824
Derivative liabilities at fair value	825	1,904	1,253	1,429
Reserve for guaranty losses	381	391	471	422
Guaranty obligations	9,146	8,755	9,461	10,016
Other liabilities	17,761	15,737	16,887	18,868

Total liabilities	938,575	874,772	787,851	794,745

Minority interests in consolidated subsidiaries	73	73	74	121
Stockholders’ Equity:
Retained earnings	32,171	33,134	34,505	35,555
Accumulated other comprehensive income (loss)	1,610	4,272	928	(131)
Other stockholders’ equity	3,776	3,807	3,838	3,878

Total stockholders’ equity	37,557	41,213	39,271	39,302

Total liabilities and stockholders’ equity	$976,205	$916,058	$827,196	$834,168

Table 43:  2005 Quarterly Condensed Business Segment Results

	For the Quarter Ended March 31, 2005
	Single-Family		Capital
	Credit Guaranty	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$163	$(58)	$3,682	$3,787
Guaranty fee income (expense)(2)	1,099	93	(322)	870
Investment gains (losses), net	27	—	(1,481)	(1,454)
Derivatives fair value losses, net	—	—	(749)	(749)
Debt extinguishment losses, net	—	—	(142)	(142)
Losses from partnership investments	—	(200)	—	(200)
Fee and other income	67	96	190	353
Administrative expenses	(198)	(71)	(94)	(363)
Provision for credit losses	(88)	31	—	(57)
Other expenses	(36)	(15)	(2)	(53)

Income (loss) before federal income taxes and extraordinary gains	1,034	(124)	1,082	1,992
Provision (benefit) for federal income taxes	348	(258)	127	217

Income before extraordinary gains	686	134	955	1,775
Extraordinary gain, net of tax effect	—	—	65	65

Net income	$686	$134	$1,020	$1,840

(1)	Includes cost of capital charge.

(2)	Includes intercompany guaranty fee income (expense) of $259 million allocated to Single-Family Credit Guaranty and HCD from Capital Markets for absorbing the credit risk on mortgage loans and Fannie Mae MBS held in our portfolio.

	For the Quarter Ended June 30, 2005
	Single-Family		Capital
	Credit Guaranty	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$226	$(49)	$2,720	$2,897
Guaranty fee income (expense)(2)	1,431	82	(305)	1,208
Investment gains, net	44	—	552	596
Derivatives fair value losses, net	—	—	(2,641)	(2,641)
Debt extinguishment gains, net	—	—	18	18
Losses from partnership investments	—	(210)	—	(210)
Fee and other income	71	135	253	459
Administrative expenses	(253)	(93)	(161)	(507)
Provision for credit losses	(107)	(18)	—	(125)
Other expenses	(2)	(19)	(1)	(22)

Income (loss) before federal income taxes and extraordinary losses	1,410	(172)	435	1,673
Provision (benefit) for federal income taxes	481	(273)	125	333

Income before extraordinary losses	929	101	310	1,340
Extraordinary loss, net of tax effect	—	—	(2)	(2)

Net income	$929	$101	$308	$1,338

(1)	Includes cost of capital charge.

(2)	Includes intercompany guaranty fee income (expense) of $247 million allocated to Single-Family Credit Guaranty and HCD from Capital Markets for absorbing the credit risk on mortgage loans and Fannie Mae MBS held in our portfolio.

	For the Quarter Ended September 30, 2005
	Single-Family		Capital
	Credit Guaranty	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$261	$(53)	$2,456	$2,664
Guaranty fee income (expense)(2)	1,038	88	(294)	832
Investment gains (losses), net	57	—	(226)	(169)
Derivatives fair value losses, net	—	—	(539)	(539)
Debt extinguishment gains, net	—	—	86	86
Losses from partnership investments	—	(211)	—	(211)
Fee and other income	60	180	58	298
Administrative expenses	(258)	(114)	(195)	(567)
Provision for credit losses	(172)	—	—	(172)
Other expenses	(43)	(23)	(2)	(68)

Income (loss) before federal income taxes and extraordinary losses	943	(133)	1,344	2,154
Provision (benefit) for federal income taxes	317	(261)	350	406

Income before extraordinary losses	626	128	994	1,748
Extraordinary losses, net of tax effect	—	—	(3)	(3)

Net income	$626	$128	$991	$1,745

(1)	Includes cost of capital charge.

(2)	Includes intercompany guaranty fee income (expense) of $241 million allocated to Single-Family Credit Guaranty and HCD from Capital Markets for absorbing the credit risk on mortgage loans and Fannie Mae MBS held in our portfolio.

	For the Quarter Ended December 31, 2005
	Single-Family		Capital
	Credit Guaranty	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$256	$(57)	$1,958	$2,157
Guaranty fee income (expense)(2)	1,081	79	(291)	869
Investment gains (losses), net	41	—	(348)	(307)
Derivatives fair value losses, net	—	—	(267)	(267)
Debt extinguishment losses, net	—	—	(30)	(30)
Losses from partnership investments	—	(228)	—	(228)
Fee and other income	52	217	147	416
Administrative expenses	(311)	(139)	(228)	(678)
Provision for credit losses	(87)	—	—	(87)
Other expenses	(58)	(33)	(2)	(93)

Income (loss) before federal income taxes and extraordinary losses	974	(161)	939	1,752
Provision (benefit) for federal income taxes	326	(260)	255	321

Income before extraordinary losses	648	99	684	1,431
Extraordinary losses, net of tax effect	—	—	(7)	(7)

Net income	$648	$99	$677	$1,424

(1)	Includes cost of capital charge.

(2)	Includes intercompany guaranty fee income (expense) of $243 million allocated to Single-Family Credit Guaranty and HCD from Capital Markets for absorbing the credit risk on mortgage loans and Fannie Mae MBS held in our portfolio.

During the year ended December 31, 2005, our earnings fluctuated from a net income of $1.8 billion for the quarter ended March 31, 2005, to a net income of $1.3 billion for the quarter ended June 30, 2005, to a net income of $1.7 billion for the quarter ended September 30, 2005 and to a net income of $1.4 billion for the quarter ended December 31, 2005. As discussed in “Consolidated Results of Operations” above, we expect that our annual and quarterly results will be volatile, primarily due to changes in market conditions that result in periodic fluctuations in the estimated fair value of our derivative instruments. This is reflected in the consolidated statements of income as “Derivatives fair value losses, net.” The following is a quarterly review of our results for the interim periods during 2005, as compared to those periods during 2004.

First Quarter Ended March 31, 2005 versus March 31, 2004

We recorded net income of $1.8 billion in the first quarter of 2005, compared with a net loss of $65 million in the first quarter of 2004. The improvement in our results was primarily due to lower derivatives fair value losses, partially offset by the reduction in our net interest income, higher investment losses and a provision for taxes compared to a tax benefit from a net loss recorded in the first quarter of 2004.

Net interest income totaled $3.8 billion in the first quarter of 2005 as compared to $5.1 billion in the first quarter of 2004. The first quarter of 2005 saw a continued decrease in our average yield as compared to the first quarter of 2004 as a significant rise in short-term interest rates increased the cost of our short-term debt.

Investment losses totaled $1.5 billion in the first quarter of 2005 as compared to investment gains of $525 million in the first quarter of 2004. The first quarter of 2005 losses were primarily related to higher other-than-temporary impairment on available-for-sale securities and unrealized losses on trading securities as the fair value of our mortgage assets declined due to rising interest rates during 2005. In comparison, the gains in the first quarter of 2004 were primarily comprised of unrealized gains on trading securities and realized gains on securities sold during the first quarter of 2004 driven by a decline in interest rates. The gains in the first quarter of 2004 were slightly offset by impairments of securities.

We recorded derivatives fair value losses of $749 million in the first quarter of 2005 as compared to losses of $6.4 billion in the first quarter of 2004. The 2005 losses were primarily the result of losses of $538 million in net periodic contractual interest expense and losses of $125 million related to changes in fair value of open derivative positions as of March 31, 2005. The loss in the first quarter of 2004 was primarily due to losses of $1.6 billion in net periodic contractual interest expense, $790 million losses in the fair value of terminated derivatives from the beginning of the quarter to the date of termination and $4.0 billion losses in the fair value of open derivative positions as of March 31, 2004 primarily due to declines in interest rates during the first quarter of 2004.

We recorded tax expense of $252 million, including tax expense on extraordinary gains, in the first quarter of 2005 as compared to a benefit for federal income taxes of $524 million in the first quarter 2004. Tax expense in the first quarter of 2005 includes taxes at the federal statutory rate of 35% adjusted for tax credits recognized for our LIHTC partnership investments and other tax credits. The benefit in the first quarter of 2004 relates to taxes on our loss at the federal statutory rate of 35% adjusted for tax credits recognized for our LIHTC partnership investments and other tax credits.

Second Quarter Ended June 30, 2005 versus June 30, 2004

We recorded net income of $1.3 billion in the second quarter of 2005, compared with net income of $4.3 billion in the second quarter of 2004. The reduction in our net income during the second quarter of 2005 relative to the second quarter of 2004 was primarily due to increases of derivative fair value losses and a reduction in net interest income, which were partially offset by an increase in investment gains and guaranty fee income and a lower provision for taxes.

Net interest income totaled $2.9 billion in the second quarter of 2005 as compared to $4.8 billion in the second quarter 2004. The second quarter of 2005 saw a continued decrease in our average yield as compared to the second quarter of 2004 related to our declining portfolio balance, coupled with a significant rise in short-term interest rates which increased the cost of our short-term debt.

Guaranty fee income increased to $1.2 billion in the second quarter of 2005 as compared to $727 million in the second quarter of 2004. The increase in the second quarter of 2005 as compared to 2004 was due to an acceleration of deferred fee amounts resulting from the decrease in interest rates during the quarter.

Investment gains in the second quarter of 2005 totaled $596 million as compared to investment losses of $1.5 billion in the second quarter of 2004. Investment gains in the second quarter of 2005 were primarily attributable to unrealized gains on trading securities as interest rates dropped during the second quarter of 2005. The investment losses in the second quarter of 2004 were primarily due to unrealized losses on trading securities and LOCOM adjustments on HFS loans as interest rates increased significantly in the second quarter of 2004.

We recorded derivatives fair value losses of $2.6 billion in the second quarter of 2005 as compared to derivatives fair value gains of $2.3 billion in the second quarter of 2004. The second quarter of 2005 losses were primarily the result of losses in the fair value of open derivative positions at quarter-end caused by a decrease in interest rates during the second quarter of 2005. We recorded derivatives fair value gains of $2.3 billion in the second quarter of 2004 primarily as a result of a $4.1 billion gain in the fair value of open derivative positions at quarter-end caused by a rise in interest rates. This gain was reduced by a $1.4 billion loss from net periodic contractual interest expense, a $139 million loss in the fair value of terminated derivatives from the beginning of the quarter to the date of termination, and a $273 million loss on commitments.

We recorded tax expense of $332 million, including tax benefit on extraordinary losses, in the second quarter of 2005 as compared to $1.8 billion in the second quarter of 2004. The provision for federal income taxes includes taxes at the federal statutory rate of 35% adjusted for tax credits recognized for our LIHTC partnership investments and other tax credits.

Third Quarter Ended September 30, 2005 versus September 30, 2004

We recorded net income of $1.7 billion in the third quarter of 2005, compared with a net loss of $867 million in the third quarter of 2004. The increase in our net income was primarily due to lower derivatives fair value losses, partially offset by the reduction in our net interest income, higher investment losses and a provision for taxes compared to a tax benefit from a net loss recorded in the third quarter of 2004.

Net interest income totaled $2.7 billion in the third quarter of 2005 from $4.0 billion in the third quarter of 2004. The compression of our average yield continued during the third quarter of 2005 as our portfolio balance declined as a result of higher sales activity and the composition of our mortgage portfolio shifted to a higher share of adjustable rate loans and floating-rate securities. In the third quarter of 2005, portfolio sales were $52.9 billion, up from $3.8 billion during the third quarter of 2004 and $29.8 billion in the second quarter of 2005. In addition, rising short-term interest rates increased the cost of our short-term debt, further contributing to the decline in net interest income.

Guaranty fee income decreased to $832 million in the third quarter of 2005 as compared to $1.1 billion in the third quarter of 2004. In the third quarter of 2005, we saw a decrease in our effective guaranty fee primarily due to slower recognition of deferred fee amounts, resulting from an increasing interest rate environment.

Investment losses in the third quarter of 2005 totaled $169 million as compared to investment gains of $887 million in the third quarter of 2004. The third quarter of 2005 losses were primarily due to unrealized losses on trading securities as the fair value of our mortgage assets declined due to rising interest rates on the third quarter of 2005 versus a decline in interest rates during the third quarter of 2004.

We recorded derivatives fair value losses of $539 million in the third quarter of 2005 as compared to a loss of $7.1 billion in the third quarter of 2004. The loss in derivative fair value in the third quarter of 2005 primarily related to losses of $225 million in net periodic contractual interest expense and losses of $218 million related to changes in fair value of open derivative positions as of September 31, 2005. Losses in the third quarter of 2004 was comprised of a $4.7 billion loss in the fair value of open derivative positions at quarter-end caused by declines in interest rates, a $1.2 billion loss in net periodic contractual interest expense, and a $1.4 billion loss on the fair value of terminated derivatives from the beginning of the quarter to the date of termination. These decreases were slightly mitigated by a $163 million gain on commitments in the third quarter of 2004.

Administrative expense totaled $567 million in the third quarter of 2005 as compared to $367 million in the third quarter of 2004. The increase in administrative expenses in the third quarter of 2005 primarily related to costs associated with our restatement and related regulatory examinations, investigations and litigation defense.

The provision for credit losses totaled $172 million in the third quarter of 2005 as compared to $65 million in the third quarter of 2004. The provision in the third quarter of 2005 includes $106 million for our estimate related to losses incurred as a result of Hurricane Katrina. Refer to “Item 7- Management Discussion and Analysis- Consolidated Results of Operations” for additional information on the impact of this hurricane on our results.

We recorded tax expense of $404 million, including tax benefit on extraordinary losses, in the third quarter of 2005 as compared to a benefit for federal income taxes of $920 million in the third quarter 2004. Tax expense for the third quarter of 2005 includes taxes at the federal statutory rate of 35% adjusted for tax credits recognized for our LIHTC partnership investments and other tax credits. The benefit in the third quarter of 2004 relates to taxes on our loss at the federal statutory rate of 35% adjusted for tax credits recognized for our LIHTC partnership investments and other tax credits.

Fourth Quarter Ended December 31, 2005 versus December 31, 2004

We recorded net income of $1.4 billion in the fourth quarter of 2005, compared with net income of $1.6 billion recorded in the fourth quarter of 2004. The decrease in net income was primarily due to a reduction in net interest income offset by a decrease in derivative fair value losses.

Net interest income totaled $2.2 billion in the fourth quarter of 2005 as compared to $4.2 billion in the fourth quarter 2004. In the fourth quarter of 2005, our average yield was impacted by the continued decline in our interest-earning assets due to liquidations and notable sales activity during the year. Furthermore, the shift in our mortgage portfolio composition to a higher share of adjustable rate loans and floating-rate securities continued to drive net interest income down.

We recorded derivatives fair value losses of $267 million in the fourth quarter of 2005 as compared to a loss of $943 million in the fourth quarter of 2004. The loss in the fourth quarter of 2005 primarily related to losses of $186 million in net periodic contractual interest expense and losses of $123 million related to changes in fair value of terminated derivative positions during the fourth quarter. Losses in the fourth quarter of 2004 were comprised of a $791 million loss in net periodic contractual interest expense and a $134 million loss in the fair value of open derivative positions at quarter-end caused by minor movements in interest rates.

Fee and other income totaled $416 million in the fourth quarter of 2005 as compared to an expense of $168 million in the fourth quarter of 2004, primarily due to the recognition of foreign currency transaction gains on our foreign currency-denominated debt in the fourth quarter of 2005 as the dollar strengthened against the Japanese yen in 2005 as compared to 2004. As discussed in “Risk Management—Interest Rate Risk Management and Other Market Risks”, when we issue foreign-denominated debt, we swap out of the foreign currency completely at the time of the debt issue in order to minimize our exposure to currency risk. As such, the aforementioned gains are offset by losses on fair value of the related derivatives.

Administrative expense totaled $678 million in the fourth quarter of 2005 as compared to $511 million in the fourth quarter of 2004. The increase in administrative expenses in the fourth quarter of 2005 primarily related to costs associated with our restatement and related regulatory examinations, investigations and litigation defense; however, the fourth quarter of 2004 included a $116 million charge for the write-off of previously capitalized software.

The provision for credit losses totaled $87 million in the fourth quarter of 2005 as compared to $219 million in the fourth quarter of 2004. The provision in the fourth quarter of 2005 is lower than in the fourth quarter of 2004 due to lower default rates in 2005. In the fourth quarter of 2004, we increased our provision for credit losses recorded in the first nine months of 2004 due to an observed trend of reduced levels of recourse proceeds from lenders on charged-off loans.

Other expenses totaled $93 million in the fourth quarter of 2005 as compared to $467 million in the fourth quarter of 2004. The decrease from the fourth quarter of 2004 is primarily due to recording a $400 million charge for the civil penalty as a result of our settlement agreements with OFHEO and the SEC.

We recorded tax expense of $317 million, including tax benefit on extraordinary losses, in the fourth quarter of 2005 of as compared to $712 million in the fourth quarter of 2004. The provision for federal income taxes includes taxes at the federal statutory rate of 35% adjusted for tax credits recognized for our LIHTC partnership investments and other tax credits.

Consolidated Balance Sheets

Our consolidated assets totaled $834.2 billion as of December 31, 2005, a decrease of $186.8 billion, or 18%, from December 31, 2004. The decrease in our assets was primarily due to a reduction in our portfolio balances that resulted from the notable increase in mortgage asset sales during 2005 that were conducted within the context of our capital restoration plan combined with lower purchase volumes. Our consolidated liabilities totaled $794.7 billion as of December 31, 2005, a decrease of $187.3 billion, or 19%, from December 31, 2004. The decrease in our liabilities primarily resulted from a reduction in debt issuances that was partially attributable to reduced purchase volumes. Stockholders’ equity increased by $400 million, or 1%, to $39.3 billion as of December 31, 2005, from $38.9 billion as of December 31, 2004. The increase in our equity was generated primarily from our 2005 earnings, offset by the reversal of unrealized gains on AFS securities.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosure about market risk is set forth on pages 138 through 146 of this Annual Report on Form 10-K under the caption “Item 7—MD&A—Risk Management—Interest Rate Risk Management and Other Market Risks.”

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto are included elsewhere in this Annual Report on Form 10-K as described below in “Item 15—Exhibits, Financial Statement Schedules.”

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

OVERVIEW

This section discusses management’s identification of, and efforts to remediate, material weaknesses in internal control over financial reporting over the period from December 31, 2004 to the date of this filing, beginning with an overview of remediation status of each of the material weaknesses reported as of December 31, 2004 through December 31, 2005 to the date of this filing. This overview is followed by a discussion of management’s evaluation of disclosure controls and procedures, management’s report on internal control over financial reporting, and management’s efforts to remediate the material weaknesses, as set forth in the table below.

As shown in the following table, a number of the material weaknesses reported as of December 31, 2004 were remediated as of December 31, 2005, while others continued to be material weaknesses at such date but have been remediated as of the date of this filing. The description of the material weaknesses reported as of December 31, 2004 and identified in the table is attached as Exhibit 99.6 hereto and is incorporated by reference herein.

Material Weakness Reported	Status as of	Status as the date
as of December 31, 2004	December 31, 2005	of this Filing

Control Environment:
Tone at the Top	Remediated	*
Accounting Policy	Remediation in process	Remediated
Board of Directors and Executive Roles	Remediated	*
Enterprise-Wide Risk Oversight	Remediation in process	Remediated
Internal Audit	Remediation in process	Remediated
Human Resources	Remediation in process	Remediated
Fraud Risk Management Program	Remediated	*
Whistleblower Program	Remediated	*
Accounting/Finance Staffing Levels	Remediated	*
Information Technology Policy	Remediation in process	Remediated
Policies and Procedures	Remediation in process	Remediated
Application of GAAP	Remediation in process	Remediated
Financial Reporting Process:
Financial Statement Preparation and Reporting	Remediation in process	Remediation in process
Disclosure Controls	Remediation in process	Remediation in process
General Ledger Controls	Remediation in process	Remediated
Journal Entry Controls	Remediation in process	Remediation in process
Reconciliation Controls	Remediation in process	Remediation in process
Information Technology and Infrastructure:
Access Control	Remediation in process	Remediation in process
Change Management	Remediation in process	Remediated
End User Computing	Remediation in process	Remediated
Independent Model Review Process	Remediation in process	Remediated
Treasury and Trading Operations	Remediation in process	Remediated
Pricing and Independent Price Verification Processes	Remediation in process	Pricing Controls - Remediation in process

Independent Price Verification Process - Remediated
Wire Transfer Controls	Remediation in process	Remediated

New Material Weakness as of December 31, 2005

Multifamily Lender Loan Loss Sharing Modifications	Newly identified	Remediation in process

*	Since remediation as of December 31, 2005 of the material weakness that existed as of December 31, 2004, these components of the control environment have continued to be effective at a reasonable assurance level.

In our 2004 Form 10-K, we identified five material weaknesses in our internal control over financial reporting as of December 31, 2004 relating to tone at the top, our Board of Directors and executive roles, our whistleblower program, our fraud risk management program and our accounting/finance staff levels. These material weaknesses are not described below because they were remediated as of December 31, 2005. We describe the actions that we took during 2004 and 2005 to remediate these material weaknesses under the heading “Description of Remediation Actions—Actions Relating to Material Weaknesses Remediated as of December 31, 2005.”

This section then describes the remediation activities undertaken in 2004, 2005, 2006 and 2007 through the date of this filing with respect to material weaknesses in internal control over financial reporting that were remediated as of the date of this filing, and concludes with a discussion of the remaining remediation activities underway as of the date of this filing.

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

Management identified material weaknesses in our internal control over financial reporting, which management considers an integral component of our disclosure controls and procedures. The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We have not filed periodic reports on a timely basis, as required by the rules of the SEC and the NYSE, since June 30, 2004. Our review of our accounting policies and practices in 2005 and 2006, and the restatement of our consolidated financial statements for the years ended December 31, 2003 and 2002, has resulted in an inability to timely file our Annual Reports on Form 10-K for the years ended December 31, 2004, 2005 and 2006, and our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2004, March 31, 2005, June 30, 2005, September 30, 2005, March 31, 2006, June 30, 2006, September 30, 2006 and March 31, 2007. We filed our 2004 Form 10-K on December 6, 2006. As a result of these material weaknesses, as well as the reasons noted above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2005 or as of the date of filing this report.

We have made progress in improving our internal control over financial reporting. Specifically, we have taken, and are taking, the actions described below under “Remediation Activities and Changes in Internal Control Over Financial Reporting” to remediate the material weaknesses in our internal control over financial reporting. In addition, we made several enhancements to other disclosure controls, which include:

•	revision and adoption of a new charter by the Disclosure Committee;

•	an annual review of the Disclosure Committee charter;

•	clarification of authority and role of the Disclosure Committee;

•	formal training for Disclosure Committee members;

•	preparation and maintenance of agendas for Disclosure Committee meetings;

•	implementation of a Disclosure Committee voting process; and

•	implementation of new disclosure policies and procedures covering, among other things, the relevant documents reviewed by the Disclosure Committee and the process for raising and resolving disclosure questions in a timely manner.

We continue to strive to improve our disclosure controls and procedures to enable us to provide complete and accurate public disclosure on a timely basis. Management believes that this material weakness relating to our disclosure controls will not be remediated until we are able to file required reports with the SEC and the NYSE on a timely basis.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making its assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment of our internal control over financial reporting as of December 31, 2005 identified the continuation of numerous material weaknesses in our control environment, our application of GAAP, our financial reporting process, and our information technology applications and infrastructure as of December 31, 2005. Further, management identified the continuation of other material weaknesses as of December 31, 2005 in our independent model review process, treasury and trading operations, pricing and independent price verification processes, wire transfer controls, and a new material weakness related to multifamily lender loss sharing modifications.

Because of the material weaknesses described below, management has concluded that our internal control over financial reporting was not effective as of December 31, 2005. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on management’s assessment of our internal control over financial reporting, expressing an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2005. This report is included on page 193 below.

Description of Material Weaknesses as of December 31, 2005

Control Environment

We did not maintain an effective control environment related to internal control over financial reporting. Specifically, we identified the following material weaknesses in our control environment as of December 31, 2005:

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

We did not maintain an effective and independent Internal Audit function. Internal Audit did not maintain a sufficient complement of personnel with an appropriate level of accounting and auditing knowledge, experience and training to effectively execute an appropriate audit plan. In addition, our Internal Audit function lacked clarity regarding its risk assessment process, communications and audit plans. Our ineffective Internal Audit function adversely affected our ability to adequately identify our control weaknesses.

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

Application of GAAP

We did not maintain effective internal control over financial reporting relating to designing our process and information technology applications to comply with GAAP. We identified numerous material and immaterial misapplications of GAAP related to 2004 and years prior which had not been remediated as of December 31, 2005 and; therefore, continue to constitute a material weakness as of that date. We identified misapplications of GAAP in the following primary categories:

•	our accounting for debt and derivatives;

•	our accounting for commitments;

•	our accounting for investments in securities;

•	our accounting for MBS trust consolidations and sale accounting;

•	our accounting for financial guaranties and master servicing;

•	our amortization of cost basis adjustments; and

•	other adjustments, including accounting for income taxes.

A detailed description of the material misapplications of GAAP is attached in Exhibit 99.7 hereto and is incorporated herein by reference. Additionally, due to our focus on restating prior years financial statements, we did not have the process and information technology applications in place to comply with Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer as of December 31, 2005.

Financial Reporting Process

We did not maintain an effective, timely and accurate financial reporting process. Specifically, we identified the following material weaknesses in our financial reporting process as of December 31, 2005:

•	Financial Statement Preparation and Reporting

Our systems and processes were not designed and in operation to enable us to prepare accurate consolidated financial statements in accordance with GAAP. These systems and processes, coupled with our other material weaknesses, resulted in our inability to prepare and complete accurate financial information.

•	Disclosure Controls and Procedures

We did not maintain effective disclosure controls and procedures, including an effective Disclosure Committee, designed to ensure complete and accurate disclosure as required by GAAP. In addition, we have not filed periodic reports on a timely basis as required by the rules of the SEC and the NYSE.

•	General Ledger Controls

We did not maintain effective internal control over financial reporting relating to the general ledger and the periodic closing of the general ledger. Specifically, the design and operation of this control was inadequate for managing the addition or deletion of specific balance sheet or consolidated statements of income accounts. In addition, personnel were granted access to the general ledger that was not appropriate to their scope of responsibility and we lacked a formalized process with adequate controls to ensure that the general ledger was closed properly at the end of each period.

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

Information Technology Applications and Infrastructure

We did not maintain effective internal control over financial reporting related to information technology applications and infrastructure, and the references in this section to “controls” refer to our internal control over financial reporting. Specifically, we identified the following material weaknesses relating to our information technology applications and infrastructure as of December 31, 2005:

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

We did not maintain effective controls to ensure that information technology program and data changes were authorized and that the program and data changes were adequately tested for accuracy and appropriate implementation.

•	End User Computing

We did not maintain effective controls over end user computing (“EUC”) applications, such as spreadsheets. Specifically, controls were not designed and in operation to ensure that access to these applications was restricted to appropriate personnel and that changes to data or formulas were authorized.

Independent Model Review Process

We identified a material weakness as of December 31, 2005 related to the design of our internal control over financial reporting related to our independent model review process. Specifically, we did not independently review that: (i) the models and assumptions used as inputs in the production of our financial statements were appropriate; and (ii) that outputs used to produce our financial statements were calculated accurately according to the model specifications. Our loan loss allowance, amortization, guaranty and financial instrument valuation processes each used models. We also incorrectly valued our derivatives, mortgage loan and security commitments, security investments, guaranties and other instruments.

Treasury and Trading Operations

We identified a material weakness as of December 31, 2005 related to the design of our internal control over financial reporting related to our treasury and trading operations. Specifically, our internal control over financial reporting was inadequate with respect to the process of authorizing, approving, validating and settling trades, including inadequate segregation of duties among trading, settlement and valuation activities within both our treasury and trading operations.

Pricing and Independent Price Verification Processes

We identified a material weakness as of December 31, 2005 related to the design of our internal control over financial reporting related to our pricing and independent price verification processes. Specifically, our internal control over financial reporting was inadequate with respect to the process used to price assets and liabilities, and did not maintain appropriate segregation of duties between the pricing function and the function responsible for independently verifying such prices.

Wire Transfer Controls

We identified a material weakness as of December 31, 2005 related to the design of our internal control over financial reporting related to our wire transfer function. Specifically, the design of our internal control over financial reporting was insufficient with respect to the initiation, authorization, segregation of duties and anti-fraud measures related to wire transfer transactions and with respect to the reconciliation of cash balances and wire transfer activity. In addition, approvals were not consistent with approval policies and funds movements lacked verifications.

Multifamily Lender Loss Sharing Modifications

We identified a material weakness as of December 31, 2005 related to the design of our internal control over financial reporting related to maintaining accurate loss sharing information in our information systems. Specifically, we did not have a control in place to ensure that loss sharing amendments related to credit facilities with our multifamily lenders were appropriately recorded in our information systems. As a result, our accounting conclusions, including certain conclusions related to consolidation, could have been materially affected.

REMEDIATION ACTIVITIES AND CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Overview

Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during the period from January 1, 2005 through the date of this filing have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation management conducted, substantial changes were implemented and tested during the period from January 1, 2005 through the date of this filing to remediate our material weaknesses in internal control over financial reporting.

With respect to the remaining material weaknesses described above, we are implementing new internal controls and will be testing to assess their effectiveness. Management will not make a final determination that we have completed our remediation of these remaining material weaknesses until we have completed testing of our newly implemented internal controls. We currently estimate that we will not complete implementing and testing of all of these new controls until the filing of our Annual Report on Form 10-K for the year ended December 31, 2007; however, we anticipate that we may complete testing with respect to some of our remaining material weaknesses prior to that time. Further, we believe that we will not have remediated the material weakness relating to our disclosure controls and procedures until we are able to file required reports with the SEC and the NYSE on a timely basis. Deloitte & Touche will independently assess the effectiveness of our internal control over financial reporting, but will make that assessment only in connection with its audit of our consolidated financial statements for the year ended December 31, 2006. In addition, our internal control environment will continue to be modified and enhanced in order to enable us to file periodic reports with the SEC on a current basis in the future.

Management believes the measures that we have implemented to remediate the material weaknesses in internal control over financial reporting have had a material impact on our internal control over financial reporting since December 31, 2004. Changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting have been described below.

Description of Remediation Actions

Actions Relating to Material Weaknesses Remediated as of December 31, 2005

In our 2004 Form 10-K we identified five material weaknesses in our internal control over financial reporting as of December 31, 2004 relating to tone at the top, our Board of Directors and executive roles, our whistleblower program, our fraud risk management program and our accounting/finance staff levels that are not described above because they were remediated as of December 31, 2005. The discussion below describes the actions that management took during 2004 and 2005 to remediate these material weaknesses in internal control over financial reporting.

Tone at the Top

We made significant changes to our Board of Directors, our management team and our corporate structure prior to December 31, 2005 in order to establish and maintain a consistent and proper tone as to the importance of internal control over financial reporting. The Board and management emphasized the importance of internal control over financial reporting through communication and action. In 2005, our Board of Directors appointed a new Chief Executive Officer from within the company and appointed a new Chief Financial Officer from outside the company who joined us in early 2006. Over 37% of our senior officers, including our Chief Financial Officer, Controller, Chief Audit Executive, Chief Risk Officer, General Counsel and all senior officers in our Controller’s and Accounting Policy functions, joined the company after December 2004. In addition, with the assistance of an independent consulting firm, we assessed the organizational design of our finance, risk, audit, compliance, operations and technology functions. New organizational structures and frameworks for each of these areas were implemented in 2005.

We also initiated a comprehensive plan to transform our corporate culture into one focused on service, open and honest engagement, accountability and effective management practices. Additionally, based on the recommendations of our independent consultants, we modified our compensation practices to include metrics in addition to earnings per share, including non-financial metrics relating to our controls, culture and mission goals.

In addition to these personnel, organizational and compensation changes, our new management team encourages an environment that fosters frequent, open and direct communications. This environment includes weekly CEO newsletters, open question lines to executive management, frequent company-wide town hall meetings, training on how to further foster open communication, and open feedback solicitation through management forums, surveys and roundtables. Management continuously supports enhancement of the understanding and execution of internal control over financial reporting as a top priority for the company.

Board of Directors and Executive Roles

We made significant changes to the Board of Directors including:

•	amending our bylaws to separate the functions of the Chief Executive Officer and Chairman of the Board;

•	appointing a non-executive Chairman of the Board;

•	creating a Risk Policy and Capital Committee of the Board in February 2005, which replaced the role of the former Assets & Liabilities Policy Committee in assisting the Board in overseeing capital management and risk management;

•	creating a Technology and Operations Committee of the Board with responsibility for assisting the Board in overseeing these functions;

•	re-designating a new Compliance Committee of the Board, composed entirely of independent directors, in October 2004, that now has responsibility for monitoring compliance with our May 2006 consent order with OFHEO. In November 2005, the Board of Directors established the Compliance Committee as a permanent committee of the Board with responsibility for providing legal and regulatory oversight;

•	revising the charters of six standing committees of our Board of Directors (Audit Committee, Nominating and Corporate Governance Committee, Compensation Committee, Compliance Committee, Risk Policy and Capital Committee, and Housing and Community Finance Committee);

•	changing the composition of the Board by eliminating two of the three management Board seats;

•	adding six new Board members, three of whom joined in 2006, who are intended to enhance the substantive business operations, accounting and finance knowledge of the Board; and

•	naming a new Chairman of the Audit Committee in 2006 and appointing three other new members to the Audit Committee, two of whom joined the Board in 2006.

In addition, the Board of Directors appointed a new Chief Executive Officer.

Whistleblower Program

We enhanced our whistleblower program with a new corporate ethics line that offers full anonymity to callers, if desired, regular reporting of cases to the Chief Compliance Officer, and regular formal reporting of cases to the Compliance and Audit Committees of the Board of Directors.

Fraud Risk Management Program

We implemented a fraud risk and control identification program and assessed the operating effectiveness of the identified controls. In addition, the Audit Committee of the Board of Directors periodically reviews the status and effectiveness of the fraud risk management program. We believe that these initial actions remediated this material weakness. Subsequently, we have further enhanced this area by adopting a fraud risk management policy and developing a formal fraud assessment process, which has been implemented for those business areas identified as having high potential for fraud risk. A fraud risk management training program has been designed and rolled out to risk-prioritized business units.

Accounting/Finance Staffing Levels

As part of our organizational redesign, we performed a thorough staffing assessment of our accounting and finance organizations. We replaced substantially all senior finance and accounting employees, including hiring a new Controller and appointing a new Chief Financial Officer. Additionally, we increased the number of full-time employees with the appropriate level of accounting experience in our accounting function and supplemented the function with outside contractors having the appropriate level of accounting experience and expertise to assist us in our restatement efforts.

Actions Relating to Material Weaknesses Remediated as of the Date of this Filing

The discussion below describes the actions that management took during 2004, 2005, 2006 and 2007 through the date of this filing to remediate the material weaknesses in internal control over financial reporting that were remediated as of the date of this filing.

Control Environment

•	Accounting Policy

We have completed a full assessment of all our accounting policies designed to ensure their compliance with GAAP, which required us to revise substantially all of these accounting policies. As part of this process, we engaged accounting experts to advise on our accounting policies. We currently maintain a written, comprehensive set of GAAP-compliant financial accounting policies. All of these accounting policies have been communicated to the appropriate accounting functions.

Staff in the accounting policy function has worked closely with each of the business units and financial reporting designed to ensure accurate accounting policy interpretation and to address new or emerging accounting policy issues. Accounting standard-setting developments are actively monitored, with implementation impacts researched in coordination with the Controller’s department, business unit personnel and other divisions that would be impacted. Additionally, accounting policy is actively engaged in new product and process approval designed to ensure that the correct accounting policy decisions are reached and implemented.

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

We have established an enterprise-wide risk organization with oversight of credit risk, market risk and operational risk, as well as model review. In May 2006, we announced the hiring of a Chief Risk Officer, and new senior officers responsible for credit risk oversight and operational risk oversight reporting to the new Chief Risk Officer. In 2006, we also hired a senior officer responsible for market risk oversight, capital methodology and model review. We have developed and communicated corporate-wide risk policies and enhanced our business unit risk management processes. We have implemented a new organizational risk structure that includes risk management personnel within each business unit. Those individuals report to business unit leadership and have responsibility for implementing the corporate-wide risk policies in their respective business units. We have enhanced Board monitoring and communication regarding credit risk and market risk by establishing the Risk Policy and Capital Committee of the Board of Directors. The Chief Risk Officer reports independently to the Risk Policy and Capital Committee, and also reports directly to the Chief Executive Officer.

•	Internal Audit

In July 2005, management and the Audit Committee of the Board appointed a new Chief Audit Executive from outside the company. The Chief Audit Executive reports directly to the Audit Committee with indirect reporting to the Chief Executive Officer. The Chief Audit Executive has enhanced the level of communication with the Audit Committee, which includes increased communication with the Chairman of the Audit Committee and enhanced detail within the formal reports to the Audit Committee. Additionally, the Internal Audit function has completed a comprehensive review and analysis of its organizational design and audit processes, including organizational structure, staffing levels, skill assessments, audit planning, audit execution and reporting. Internal Audit has filled its key management positions and continues to reassess and enhance its staffing. The Internal Audit management team was expanded from one officer to four, three of whom were external hires. All officers in the Internal Audit department hold one or more of the following professional credentials: certified public accountant, certified internal auditor, certified fraud examiner, certified information systems auditor or certified bank auditor. Internal Audit has developed and communicated a risk-based audit plan, which it reports upon regularly to the Audit Committee.

•	Human Resources

As part of our organizational redesign, we have repositioned and redefined the role of our human resources function. This has included adoption and implementation of a new performance assessment process, enhancement of job descriptions, and clearly communicated policies and procedures regarding human resources. We have also hired additional personnel into HR functions to assist in strengthening the role of human resources within the company. Additionally, we have completed a comprehensive corporate review of delegations of authority and developed and communicated a corporate-wide policy.

•	Information Technology Policy

We have implemented an information technology standard setting board that governs the development and communication of information technology policies, corporate technology standards and detailed technology operating procedures throughout the company.

•	Policies and Procedures

We have developed and communicated corporate-wide standards for policies and procedures for use throughout our business to support a uniform approach to the documentation of current policies, procedures and delegated authority in most areas of the company. Concurrent with our corporate policy and procedures initiative, each of our business units has identified and corrected deficient policies and procedures documentation for processes relevant to internal control over financial reporting. As noted above, we have also completed a comprehensive corporate review of delegations of authority and developed and communicated a corporate-wide policy.

Application of GAAP

For each misapplication of GAAP, we have assessed the applicable accounting policy and implemented new processes and technology designed to ensure the appropriate application of GAAP. In addition, as described above in our discussion of remediation activities relating to our accounting policy function under “Control Environment—Accounting Policy,” we have completed a full assessment of all of our accounting policies and have revised these accounting policies in an effort designed to ensure their compliance with GAAP. We now maintain a written set of GAAP-compliant financial accounting policies. All of these accounting policies have been communicated to the appropriate accounting functions. Staff in the accounting policy function work closely with each of the business units and financial reporting in an effort designed to ensure accurate accounting policy interpretation and to address new or emerging accounting policy issues. Accounting standard-setting developments are actively monitored, with implementation impacts researched in coordination with the Controller’s department, business unit personnel and other divisions that would be impacted. Additionally, accounting policy is actively engaged in new product and process approval designed to ensure that the correct accounting policy decisions are reached and implemented.

Further, as described above in our discussion of remediation activities relating to our accounting/finance staffing levels under “Control Environment—Accounting/Finance Staffing Levels,” we have increased the number of full time employees in our accounting function. This staffing increase and the related separation of duties have improved the controls relating to our process for determining, monitoring, disseminating, implementing and updating GAAP. We have also enhanced our technology processes in an effort designed to ensure that our systems are operating in a manner consistent with our accounting policies. Additionally, we have designed and implemented new systems which have resulted in generating the consolidated financial statements included in this Annual Report on Form 10-K.

Financial Reporting Process

•	General Ledger Controls

We have implemented review and approval controls to manage the addition and deletion of general ledger accounts. We have strengthened supervisory review controls over account management and the periodic close process.

Information Technology Applications and Infrastructure

•	Change Management

We have designed and implemented procedures to control changes to all of the applications that are material to our financial reporting process. Such procedures include standard request, approval and review controls over any system or data change. Significant changes are managed through a governance committee of corporate representatives from technology and business unit management. In addition, we have implemented reconciliation or user controls designed to ensure that the desired change was implemented as intended.

•	End User Computing

We have designed and implemented procedures to control changes to our EUCs. These procedures have included:

•	identification of EUCs used in all significant financial reporting processes;

•	protecting EUCs through maintenance on a controlled platform within our IT infrastructure where EUC access can be controlled using a process similar to the corporate application access process;

•	version control for a significant portion of EUCs; and

•	data change control for a significant portion of EUCs.

Independent Model Review Process

A corporate model policy approved in September 2005 established an independent model review process that assesses and validates on a regular basis whether the models and assumptions are reasonable for their intended use. We have established an independent model review function under the Chief Risk Officer. As of the date of this filing, we have applied this process to our most critical financial models pursuant to our new independent model review process.

Treasury and Trading Operations

We have redesigned our process for authorizing, approving, validating and settling trades, including segregating duties among trading, settlement and valuation activities within both our treasury and trading operations. In addition, with the assistance of an independent consulting firm, we have assessed the organizational design of our treasury and trading operations, and have implemented changes in those functions.

Pricing and Independent Price Verification

Management believes that we have remediated part of this material weakness as of the date of this filing. We have implemented independent validation controls to provide verification of fair value prices through comparisons with external market sources and analytical procedures. As discussed below, we continue to implement remedial actions to improve our pricing processes.

Wire Transfer Controls

We have redesigned our internal control over financial reporting related to our wire transfer activity. Specifically, we implemented system changes, developed multiple department policies and created a cross functional team to develop enhancements to our wire transfer process and controls. As a result, we have enhanced our access controls by segregating the wire initiation and wire system access functions, implemented a periodic access review process and strengthened our access approval procedures. Additionally, we have eliminated the use of paper manual wire transfers from our standard processes and have reduced our list of inactive counterparty wire instructions in our database. Lastly, we have also increased business unit staffing levels and hired an external consultant to provide best practice and industry standards guidance.

Remediation Actions Relating to Remaining Material Weaknesses

The discussion below describes the actions that management has taken and is in the process of taking to remediate our remaining material weaknesses in internal control over financial reporting.

Financial Reporting Process

•	Financial Statement Preparation and Reporting

Although we have not yet remediated this material weakness, as of the date of this filing, we have redesigned our financial reporting processes and implemented technological changes which have resulted in generating the consolidated financial statements included in this Annual Report on Form 10-K. This redesigned process also includes requirements for appropriate review and approval of the consolidated financial statements by qualified accounting personnel.

To further enhance our internal control over financial reporting relating to financial statement preparation and reporting, we created a new financial controls and systems group within our Controller’s department which is focused solely on improving our accounting systems and internal control framework in an effort designed to ensure that our accounting function properly supports our internal control over financial reporting. The financial controls and systems group has responsibility for designing, implementing and monitoring controls within the Controller’s department. Additionally, the group is responsible for managing the development, testing and deployment of new accounting systems and ensuring those systems have adequate controls and documentation.

Further, we continue to enhance the financial statement preparation and reporting process by identifying and communicating requirements earlier, providing detailed training on cash flow statement preparation, and improving data sourcing processes. These process and system design changes should enable us to develop a sustainable, repeatable financial reporting process. We continue to implement additional analytics to facilitate a more thorough and timely review of the results of operations.

•	Journal Entry Controls

Although we have not yet remediated this material weakness, as of the date of this filing, we have redesigned our journal entry creation and approval process. The new process includes additional training on the creation of journal entries, required journal entry support and the requirements for the review and approval of journal entries. Additional controls were added to specify thresholds for journal entry approval and ongoing monitoring of journal entry generation and compliance. However, we continue to refine and enhance these processes.

•	Reconciliation Controls

Although we have not yet remediated this material weakness, as of the date of this filing, we have implemented a redesigned process to ensure that all of our general ledger accounts are reconciled on a timely basis. We have assigned primary and supervisory account management responsibility for all of our general ledger accounts. We have also provided detailed training on account reconciliations. Reconciliation completion, review and issue management is monitored each month to ensure compliance with our policies. However, we continue to refine and enhance these processes.

•	Disclosure Controls and Procedures

While we have made progress in improving our disclosure controls and procedures, as discussed under “Evaluation of Disclosure Controls and Procedures” above, management believes that this material weakness will not be remediated until we are able to file required reports with the SEC and the NYSE on a timely basis.

Access Controls for Information Technology Applications and Infrastructure

Although we have not yet remediated this material weakness, as of the date of this filing, we have designed and implemented procedures and technology to control access to all of the applications that are within all significant financial reporting processes. Such procedures include standard request, review and approval controls over any addition or deletion to system access. In addition, we perform regular, periodic monitoring of authorized users designed to ensure that only authorized users have access to systems and that such access is commensurate with current job responsibilities.

To remediate this material weakness, we are further standardizing and automating the process to add or remove a user’s access to applications that are material to our financial reporting process. In addition, we are improving automation of the workflow for requesting, approving, granting, revoking and reviewing access privileges on technology platforms that support applications that are material to our financial reporting process.

Pricing Controls

Although we have not yet remediated this material weakness, as of the date of this filing, we have redesigned our process for pricing our financial instruments. The process includes supervisory review over data inputs, model outputs and computational accuracy. However, we continue to refine and enhance these processes.

Multifamily Lender Loss Sharing Modifications

We have implemented review and approval controls for the initial contract data entry for credit facilities in our information systems. Further, we are in the process of redesigning our processes and controls for monitoring all changes to contractual arrangements, and updating and validating such changes in our systems.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Fannie Mae:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Fannie Mae (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Numerous pervasive material weaknesses have been identified and included in the accompanying Management’s Report on Internal Control over Financial Reporting. The nature of these weaknesses is described below:

•	Control Environment—The Company did not maintain an effective control environment related to internal control over financial reporting. Specifically, the control environment lacked the following controls which represent material weaknesses: a comprehensive set of financial accounting policies, a comprehensive and independent risk oversight function, an effective and independent Internal Audit function, a human resources function with clear enterprise-wide coordination, clearly communicated information technology policies and procedures, and adequate transactional policies and procedures.

•	Application of Accounting Principles Generally Accepted in the United States of America—The Company did not maintain effective internal control relating to designing its process and information technology applications to comply with accounting principles generally accepted in the United States of America.

•	Financial Reporting Process—The Company did not maintain an effective, timely and accurate financial reporting process, including a lack of timely and complete financial statement reviews, effective disclosure controls and procedures, general ledger and journal entry controls, and appropriate reconciliation processes.

•	Information Technology Applications and Infrastructure—The Company did not maintain effective internal control related to information technology applications and infrastructure, including access controls, change management controls, and controls over end user computing including spreadsheets.

•	Independent Model Review Process—The design of internal control did not provide for independent review that accounting related models and assumptions were appropriate and that outputs were calculated accurately according to model specifications.

•	Treasury and Trading Operations—The design of internal control was inadequate with respect to the process of authorizing, approving, validating, and settling trades, including inadequate segregation of duties among trading, settlement, and valuation activities within both the treasury and trading operations.

•	Pricing and Independent Price Verification Processes—The design of internal control was inadequate with respect to the process used to price assets and liabilities, and did not maintain appropriate segregation of duties between the pricing function and the function responsible for independently verifying such prices.

•	Wire Transfer Controls—The design of internal control was insufficient with respect to the initiation, authorization, segregation of duties and anti-fraud measures related to wire transfer transactions and with respect to the reconciliation of cash balances and wire transfer activity.

•	Multifamily Lender Loss Sharing Modifications—The design of internal control was inadequate with respect to accurate loss sharing information in the information systems as there was no control in place to ensure that loss sharing amendments related to credit facilities with the multifamily lenders were appropriately recorded in the information systems.

Due to the nature and extent of these weaknesses, annual and quarterly consolidated financial statements have not been filed timely since the quarter ended June 30, 2004, and there is more than a remote likelihood that a material misstatement in the Company’s financial statements might not be detected and prevented by the Company’s internal controls over financial reporting. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2005, of the Company and this report does not affect our report on such financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005, of the Company and our report dated May 1, 2007 expressed an unqualified opinion on those financial statements.

/s/  Deloitte & Touche LLP

May 1, 2007

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors

Our current directors are listed below. They have provided the following information about their principal occupation, business experience and other matters.

Stephen B. Ashley, 67, has been Chairman and Chief Executive Officer of The Ashley Group, a group of commercial and multifamily real estate, brokerage and investment companies, since 1995. The Ashley Group is comprised of S.B. Ashley Management Corporation, S.B. Ashley Brokerage Corporation and S.B. Ashley & Associates Venture Company, LLC. From 1991 to 1995, Mr. Ashley served as Chairman and Chief Executive Officer of Sibley Mortgage Corporation, a commercial, multifamily and single-family mortgage banking firm, and Sibley Real Estate Services, Inc. Mr. Ashley is a past President of the Mortgage Bankers Association of America and has over 40 years of experience in the real estate and real estate financing industries. Mr. Ashley also serves as a director of Manning & Napier Fund, Inc. In addition, Mr. Ashley serves as a trustee of Cornell University. Mr. Ashley has been a Fannie Mae director since May 1995 and Chairman of Fannie Mae’s Board since December 2004.

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

Brenda J. Gaines, 57, served as President and Chief Executive Officer of Diners Club North America, a subsidiary of Citigroup, from October 2002 until her retirement in April 2004. She served as President, Diners Club North America, from February 1999 to September 2002. From 1988 until her appointment as President, she held various positions within Diners Club North America, Citigroup and Citigroup’s predecessor corporations. She also served as Deputy Chief of Staff for the Mayor of the City of Chicago from 1985 to 1987 and as Chicago Commissioner of Housing from 1983 to 1985. In addition, Ms. Gaines serves as a director of Office Depot, NICOR, Inc. and Tenet Healthcare Corporation. Ms. Gaines has been a Fannie Mae director since September 2006.

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

Bridget A. Macaskill, 58, is the Principal of BAM Consulting LLC, an independent financial services consulting firm, which she founded in 2003. Ms. Macaskill has been providing consulting services to the financial services industry since 2001. Ms. Macaskill previously held several positions at Oppenheimer Funds, Inc. including serving as Chairman of the Board from 2000 to 2001, Chief Executive Officer from 1995 to 2001 and President from 1991 to 2000. Ms. Macaskill is a director of Prudential plc and Scottish & Newcastle plc. She also serves on the Board of Trustees of the College Retirement Equities Fund (CREF) and the TIAA-CREF Funds. Ms. Macaskill has been a Fannie Mae director since December 2005.

Daniel H. Mudd, 48, has served as President and Chief Executive Officer of Fannie Mae since June 2005. Mr. Mudd previously served as Vice Chairman of Fannie Mae’s Board of Directors and interim Chief Executive Officer, from December 2004 to June 2005, and as Vice Chairman and Chief Operating Officer from February 2000 to December 2004. Prior to his employment with Fannie Mae, Mr. Mudd was President and Chief Executive Officer of GE Capital, Japan, a diversified financial services company and a wholly-owned subsidiary of the General Electric Company, from April 1999 to February 2000. He also served as President of GE Capital, Asia Pacific, from May 1996 to June 1999. Mr. Mudd has served as a director of the Fannie Mae Foundation since March 2000, serving as Vice Chairman from September 2003 to December 2004, interim Chairman from December 2004 to June 2005, and Chairman since June 2005. Mr. Mudd also serves as a director of Fortress Investment Group LLC and Ryder System, Inc., although he has resigned as a director of Ryder effective May 4, 2007. Mr. Mudd has been a Fannie Mae director since February 2000.

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

Leslie Rahl, 56, is the founder of and has been President of Capital Market Risk Advisors, Inc., a financial advisory firm specializing in risk management, hedge funds and capital market strategy, since 1994. Previously, Ms. Rahl spent 19 years at Citibank, including nine years as Vice President and Division Head, Derivatives Group—North America. She is currently a director of the International Association of Financial Engineers and the Fischer Black Memorial Foundation. She is a former director of the International Swaps Dealers Association. Ms. Rahl has been a Fannie Mae director since February 2004.

Greg C. Smith, 55, retired in March 2006 from Ford Motor Company, or Ford, where he had served as Vice Chairman since October 2005. Mr. Smith held several positions at Ford including serving as the Executive Vice President and President, The Americas, from 2004 to 2005. He was Group Vice President of Ford and Chairman and Chief Executive Officer of Ford Motor Credit Company, or Ford Credit, an indirect, wholly-owned subsidiary of Ford, from 2002 to 2004. He also served as the Chief Operating Officer of Ford Credit from 2001 to 2002, and President, Ford Credit North America from 1997 to 2001. Mr. Smith is a former Chairman of the American Financial Services Association. He has been a Fannie Mae director since April 2005.

H. Patrick Swygert, 64, has been President of Howard University since 1995. He also serves as a director of Hartford Financial Services Group, Inc. and United Technologies Corporation. In addition, Mr. Swygert is a member of the Central Intelligence Agency External Advisory Board. Mr. Swygert has been a Fannie Mae director since January 2000.

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

Corporate Governance

Under the Charter Act, our Board of Directors consists of 18 directors, 5 of whom are appointed by the President of the United States. The terms of the most recent Presidential appointees to Fannie Mae’s Board expired on May 25, 2004 and the President declined to reappoint or replace them. Pursuant to the Charter Act, those five Board positions will remain open unless and until the President names new appointees. There are currently two additional vacancies on our Board.

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

Director Independence

Our Board of Directors, with the assistance of the Nominating and Corporate Governance Committee, has reviewed the independence of all current Board members under the listing standards of the NYSE, and the standards of independence adopted by the Board, as set forth in our Corporate Governance Guidelines and outlined below. It is the policy of our Board of Directors that a substantial majority of our seated directors will be independent in accordance with these standards.

Our Board of Directors has affirmatively determined that the following Board members are independent: Stephen Ashley, the non-executive Chairman, Dennis Beresford, Brenda Gaines, Karen Horn, Bridget Macaskill, Joe Pickett, Leslie Rahl, Greg Smith, Patrick Swygert and John Wulff. Board member Daniel Mudd, our President and Chief Executive Officer, is not independent.

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

To assist it in determining whether a director is independent, our Board has adopted the standards set forth below:

•	A director will not be considered independent if, within the preceding five years:

•	the director was our employee; or

•	an immediate family member of the director was employed by us as an executive officer.

•	A director will not be considered independent if:

•	the director is a current partner or employee of our outside auditor, or within the preceding five years, was (but is no longer) a partner or employee of our outside auditor and personally worked on our audit within that time; or

•	an immediate family member of the director is a current partner of our outside auditor, or is a current employee of our outside auditor participating in the firm’s audit, assurance or tax compliance (but not tax planning) practice, or within the preceding five years, was (but is no longer) a partner or employee of our outside auditor and personally worked on our audit within that time.

•	A director will not be considered independent if, within the preceding five years:

•	the director was employed by a company at a time when one of our current executive officers sat on that company’s compensation committee; or

•	an immediate family member of the director was employed as an officer by a company at a time when one of our current executive officers sat on that company’s compensation committee.

•	A director will not be considered independent if, within the preceding five years:

•	the director received any compensation from us, directly or indirectly, other than fees for service as a director; or

•	an immediate family member of the director received any compensation from us, directly or indirectly, other than compensation received for service as our employee (other than an executive officer).

•	A director will not be considered independent if:

•	the director is a current executive officer, employee, controlling stockholder or partner of a corporation or other entity that does or did business with us and to which we made, or from which we received, payments within the preceding five years that, in any single fiscal year, were in excess of $1 million or 2% of the entity’s consolidated gross annual revenues, whichever is greater; or

•	an immediate family member of the director is a current executive officer of a corporation or other entity that does or did business with us and to which we made, or from which we received, payments within the preceding five years that, in any single fiscal year, were in excess of $1 million or 2% of the entity’s consolidated gross annual revenues, whichever is greater.

•	A director will not be considered independent if the director or the director’s spouse is an executive officer, employee, director or trustee of a nonprofit organization to which we or the Fannie Mae Foundation makes contributions in any year in excess of 5% of the organization’s consolidated gross annual revenues, or $100,000, whichever is less (amounts contributed under our Matching Gifts Program are not included in the contributions calculated for purposes of this standard). The Nominating and Corporate Governance Committee also will administer standards concerning any charitable contribution to organizations otherwise associated with a director or any spouse of a director. We are guided by our interests and that of our stockholders in determining whether and the extent to which we make charitable contributions.

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

Our Board has an Audit Committee consisting of Dennis Beresford, who is the Chair, Stephen Ashley, Karen Horn, Greg Smith and John Wulff. The Board has determined that Mr. Beresford, Ms. Horn, Mr. Smith and Mr. Wulff have the requisite experience to qualify as “audit committee financial experts” under the rules and regulations of the SEC and has designated each of them as such.

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

Copies of these documents also are available in print to any stockholder who requests them.

Annual Certifications

The NYSE listing standards require each listed company’s chief executive officer to certify annually that he or she is not aware of any violation by the company of the NYSE’s corporate governance listing standards, qualifying the certification to the extent necessary. Our Chief Executive Officer certification for 2005 contained qualifications relating to our failure to provide disclosure about our corporate governance in a proxy statement or annual report. We made these disclosures in a Form 8-K filed May 25, 2006, and with that filing came into compliance with the NYSE corporate governance listing standards. In December 2006, we submitted to the NYSE our Chief Executive Officer’s certificate without qualification.

We have not yet filed annual consolidated financial statements for 2006, nor have we filed any related certifications by our Chief Executive Officer or Chief Financial Officer required by the Sarbanes-Oxley Act of 2002. With the filing of this Annual Report on Form 10-K for the year ended 2005, we are filing our annual consolidated financial statements for 2005 and related certifications by our Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act of 2002.

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

The Office of the Secretary is responsible for processing all communications received through these procedures and for forwarding communications as appropriate.

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

Kenneth J. Bacon, 52, has been Executive Vice President—Housing and Community Development since July 2005. He was interim head of Housing and Community Development from January 2005 to July 2005. He was Senior Vice President—Multifamily Lending and Investment from May 2000 to January 2005, and Senior Vice President—American Communities Fund from October 1999 to May 2000. From August 1998 to October 1999 he was Senior Vice President of the Community Development Capital Corporation. He was Senior Vice President of Fannie Mae’s Northeastern Regional Office in Philadelphia from May 1993 to August 1998. Mr. Bacon has served as a director of the Fannie Mae Foundation since January 1995 and as Vice Chairman since January 2005. Mr. Bacon is also a director of Comcast Corporation, Corporation for Supportive Housing and Maret School. He is a member of the Executive Leadership Council and the Real Estate Round Table.

Robert T. Blakely, 65, has been Executive Vice President and Chief Financial Officer since January 2006. Prior to joining Fannie Mae, Mr. Blakely was Executive Vice President, Chief Financial Officer and Chief Accounting Officer of MCI, Inc. since April 2005, and Executive Vice President and Chief Financial Officer of MCI from April 2003 to April 2005. Prior to that date, he was President of Performance Enhancement Group, Inc., a business development services firm, from July 2002 to April 2003; Executive Vice President and Chief Financial Officer of Lyondell Chemical Company from November 1999 to June 2002 and Executive Vice President of Tenneco, Inc. from 1996 to November 1999 and Chief Financial Officer from 1981 to November 1999. Mr. Blakely is also a Trustee of the Financial Accounting Foundation, which oversees the

FASB. Mr. Blakely is a director of Natural Resources Partners L.P. and Westlake Chemicals Corporation. Mr. Blakely joined Fannie Mae in January 2006. Mr. Blakely has advised us of his intention to step down as Fannie Mae’s Chief Financial Officer during 2007 following a transition period. Information about Fannie Mae’s new Chief Financial Officer Designate appears below.

Enrico Dallavecchia, 45, has been Executive Vice President and Chief Risk Officer since June 2006. Prior to joining Fannie Mae, Mr. Dallavecchia was with JP Morgan Chase, where he served as Head of Market Risk for Retail Financial Services, Chief Investment Office and Asset Wealth Management from April 2005 to May 2006 and as Market Risk Officer for Global Treasury, Retail Financial Services, Credit Cards and Proprietary Positioning Division and Co-head of Market Risk Technology, the group responsible for developing, implementing and maintaining the firm-wide market risk measurement systems, from December 1998 to March 2005.

Linda K. Knight, 57, has been Executive Vice President—Enterprise Operations since April 2007. Prior to her present appointment, Ms. Knight served as Executive Vice President—Capital Markets from March 2006 to April 2007. Before that, Ms. Knight served as Senior Vice President and Treasurer from February 1993 to March 2006, and Vice President and Assistant Treasurer from November 1986 to February 1993. Ms. Knight held the position of Director, Treasurer’s Office from November 1984 to November 1986. Ms. Knight joined Fannie Mae in August 1982 as a senior market analyst.

Robert J. Levin, 51, has been Executive Vice President and Chief Business Officer since November 2005. Mr. Levin was Fannie Mae’s interim Chief Financial Officer from December 2004 to January 2006. Prior to that position, Mr. Levin was the Executive Vice President of Housing and Community Development from June 1998 to December 2004. From June 1990 to June 1998, he was Executive Vice President—Marketing. Mr. Levin has previously served as a director and as treasurer of the Fannie Mae Foundation. Mr. Levin joined Fannie Mae in 1981.

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

Rahul N. Merchant, 50, has been Executive Vice President and Chief Information Officer since November 2006. Prior to joining Fannie Mae, Mr. Merchant was with Merrill Lynch & Co., where he served as Head of Technology from 2004 to 2006 and as Head of Global Business Technology for Merrill Lynch’s Global Markets and Investment Banking division from 2000 to 2004. Before joining Merrill, he served as Executive Vice President at Dresdner, Kleinwort and Benson, a global investment bank, from 1998 to 2000. He also previously served as Senior Vice President at Sanwa Financial Products and First Vice President at Lehman Brothers, Inc. Mr. Merchant serves on the board of advisors of the American India Foundation.

Peter S. Niculescu, 47, has been Executive Vice President—Capital Markets (previously Mortgage Portfolio) since November 2002. Mr. Niculescu joined Fannie Mae in March 1999 as Senior Vice President—Portfolio Strategy and served in that position until November 2002.

William B. Senhauser, 44, has been Senior Vice President and Chief Compliance Officer since December 2005. Prior to his present appointment, Mr. Senhauser was Vice President for Regulatory Agreements and Restatement from October 2004 to December 2005 and Vice President for Operating Initiatives from January 2003 to September 2004. Mr. Senhauser joined Fannie Mae in 2000 as Vice President for Fair Lending.

Stephen M. Swad, 45, is beginning service as our Executive Vice President and Chief Financial Officer Designate on the date we file this annual report. We expect Mr. Swad initially to serve as Chief Financial Officer Designate and to become the Chief Financial Officer when Mr. Blakely steps down from that role. As Chief Financial Officer, Mr. Swad will be Fannie Mae’s principal financial officer. Mr. Swad was previously Executive Vice President and Chief Financial Officer at AOL, LLC, from February 2003 to February 2007. Before joining AOL, Mr. Swad served as Executive Vice President of Finance and Administration at Turner

Broadcasting System Inc.’s Turner Entertainment Group, from April 2002 to February 2003. From 1998 through 2002, he was with Time Warner, where he served in various corporate finance roles. Prior to that Mr. Swad was a partner in KPMG’s national office and also worked as the Deputy Chief Accountant at the Securities and Exchange Commission.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our directors and officers file with the SEC reports on their ownership of our stock and on changes in their stock ownership. Based on a review of forms filed during 2005 or with respect to 2005 and on written representations from our directors and officers, we believe that all of our directors and officers filed all required reports and reported all transactions reportable during 2005 except that Mr. Williams did not timely report a transfer of shares held by his wife into their joint account.

Item 11.	Executive Compensation

Below we provide information regarding compensation we pay to our executive officers and directors. We have previously filed Form 8-Ks containing much of this information. Additional executive compensation information can be found in other Form 8-Ks we have filed. Incorporated herein by reference is the Form 8-K information identified in the following table.

Information	Form 8-K Filing Date	Item Number and/or Heading

Compensation arrangements for our Chief Financial Officer	November 15, 2005	Item 5.01: “Appointment of Robert T. Blakely as Chief Financial Officer”
Table showing 2006 salaries for certain executive officers	February 10, 2006	“General”
2006 corporate performance goals and award targets for cash bonus awards for executive officers and other employees under the company’s Annual Incentive Plan	April 28, 2006	Item 1.01
2007 salaries, the 2006 performance year cash bonuses and the 2006 performance year variable long-term incentive awards for certain executive officers	January 26, 2007	Item 5.02
2007 corporate performance goals; elimination of perquisites; and determination regarding performance share program awards	February 20, 2007	Item 5.02

Executive Compensation

The compensation tables in this section provide, for the periods stated, compensation information for our Chief Executive Officer and our four other most highly compensated executive officers during 2005. We refer to these individuals below as the covered executives.

Summary Compensation Table

The following table shows summary compensation information for the covered executives for 2005, 2004 and 2003.

					Long Term Compensation
	Annual Compensation(1)				Awards		Payouts
				Other	Restricted	Securities
				Annual	Stock	Underlying	LTIP	All Other
Name and		Salary	Bonus	Compensation	Awards	Options/	Payouts	Compensation
Principal Position	Year	($)	($)(2)	($)(3)	($)(4)	SARs(#)	($)(5)	($)(6)

Daniel Mudd	2005	908,121	2,591,875	107,971	9,487,221	—	—	66,150
President and	2004	743,895	—	20,615	5,524,381	—	—	43,200
Chief Executive Officer	2003	714,063	1,288,189	144,405	—	105,749	4,674,015	10,167
Robert Levin	2005	678,442	3,918,750	19,070	4,269,702	—	—	39,215
Executive Vice President—	2004	590,923	—	17,288	3,125,480	—	—	39,015
Chief Business Officer	2003	567,706	801,237	851	227,789	100,613	2,706,381	10,024
Michael Williams	2005	532,624	3,014,770	14,050	3,361,496	—	—	30,804
Executive Vice President—	2004	495,169	—	12,823	2,194,110	—	—	30,604
Chief Operating Officer	2003	471,415	663,129	717	—	73,880	1,274,349	8,302
Peter Niculescu	2005	512,130	1,795,154	10,586	1,797,643	—	—	25,601
Executive Vice President—	2004	454,538	—	9,143	1,994,111	—	—	25,401
Capital Markets	2003	425,000	489,224	632	—	59,425	789,673	7,330
Thomas Lund(7)	2005	411,336	1,791,900	7,911	1,724,476	—	—	18,348
Executive Vice President—
Single-Family Mortgage
Business

(1)	Our executive compensation program is designed to tie a large portion of each officer’s total compensation to performance, including since 2005 our performance against non-financial metrics relating to our controls, culture and mission. An executive officer’s bonus generally is designed to reflect corporate and individual performance for the previous year. See also footnote (5) for information about long-term compensation. “Salary” includes annual salary deferred to later years. “Bonus” includes amounts earned during the year under the Annual Incentive Plan. “Bonus” for 2005 also includes a $300,000 cash award for Mr. Lund that is payable 20% in 2005, 30% in 2006, and 50% in 2007. It also includes the cash portion of what we refer to as the variable long-term incentive award for the 2005 performance year for the covered executives in the following amounts: Mr. Mudd—$0; Mr. Levin—$2,103,750; Mr. Williams—$1,656,270; Mr. Niculescu—$885,720; and Mr. Lund—$698,940. This cash portion is payable at a rate of 25% per year over four years. The restricted stock portion of this award is reported under “Restricted Stock Awards.”

(2)	In January 2005, our Board of Directors and Compensation Committee determined that no cash bonuses would be paid to officers at the level of senior vice president or above for 2004. We disclosed this in our January 21, 2005 Form 8-K.

(3)	“Other Annual Compensation” in 2005 includes $25,240 for tax counseling and financial planning services for Mr. Mudd and $27,752 for legal advice for Mr. Mudd in connection with entering into his employment agreement, and a gross-up for taxable income on insurance coverage provided by the company for the covered executives in the following amounts: Mr. Mudd—$32,869; Mr. Levin—$19,070; Mr. Williams—$14,050; Mr. Niculescu—$10,586; and Mr. Lund—$7,911. “Other Annual Compensation” in 2004 includes a gross-up for taxable income on insurance coverage provided by the company for the covered executives in the following amounts: Mr. Mudd—$20,615; Mr. Levin—$17,288; Mr. Williams—$12,823; and Mr. Niculescu—$9,143. “Other Annual Compensation” in 2003 for Mr. Mudd includes $80,400 for club membership fees agreed to by us in connection with recruiting him from his prior employment and $32,093 for residential security services. It also includes a gross-up for taxable income on insurance coverage provided by the company for the covered executives in the following amounts: Mr. Mudd—$1,066; Mr. Levin—$851; Mr. Williams—$717; and Mr. Niculescu—$632.

(4)	Restricted stock awards made in March of 2006 are reported as compensation for 2005 and vest over four years in equal annual installments. Mr. Mudd also received a restricted stock award of 31,766 shares in November 2005 in connection with entering into an employment agreement with us. These shares vest in three equal annual installments beginning in March 2006. Restricted stock awards and, in the case of Mr. Mudd, restricted stock unit awards made in March of 2005 are reported as compensation for 2004 and vest over three years in equal annual installments. Dividends are paid on restricted common stock and dividend equivalents are paid on restricted stock units at the same rate as dividends on unrestricted common stock. As of December 31, 2005, the covered executives held a number of shares of unvested restricted common stock and restricted stock units with an aggregate value based on the closing price on December 30, 2005 as follows: Mr. Mudd—127,476 shares and units, $6,222,104; Mr. Levin—56,339 shares, $2,749,907; Mr. Williams—38,013 shares, $1,855,415; Mr. Niculescu—35,548 shares, $1,735,098; and Mr. Lund—18,949 shares, $924,901.

(5)	“LTIP Payouts” relate to annual awards entitling executives to receive shares of common stock based upon and subject to our meeting corporate performance objectives over three-year periods. Generally, the Compensation Committee of our Board of Directors determines in January our achievement against the goals for the performance share cycle that just ended. That achievement determines the payout of the performance shares and the shares are paid out to current executives in two annual installments. Because we did not have reliable financial data for years within the award cycles, the Compensation Committee and the Board decided to postpone the determination of the amount of the awards under the performance share program for the three-year performance share cycles that ended in 2004 and 2005 and to postpone payment of the second installment of shares for the three-year performance share cycle that ended in 2003, the first installment of which was paid in January 2004. In February 2007, the Board determined not to make any payouts for the three-year performance share cycle that ended in 2004 and not to pay the unpaid second installment of the award for the three-year performance share cycle that ended in 2003. In the future, the Compensation Committee and the Board of Directors will review the performance share program and determine the appropriate approach for settling our obligations with respect to the remaining unpaid performance share cycles.

(6)	“All Other Compensation” for each covered executive in 2005 includes a $6,300 employer matching contribution under the Retirement Savings Plan for Employees and premiums of $1,200 paid on behalf of each covered executive in 2005 for excess liability insurance coverage. “All Other Compensation” for 2005 also includes premiums paid on behalf of each covered executive for universal life insurance coverage in the following amounts: Mr. Mudd—$58,650; Mr. Levin—$31,715; Mr. Williams—$23,304; Mr. Niculescu—$18,101; and Mr. Lund—$10,848.

(7)	Mr. Lund began serving as an executive officer in 2005.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table shows the aggregate number of shares underlying options exercised in 2005 and the value as of December 31, 2005 of outstanding in-the-money options, whether or not exercisable.

			Number of Securities	Value of Unexercised
			Underlying	In-the-
	Shares		Unexercised Options	Money Options
	Acquired	Value	as of December 31, 2005	as of December 31, 2005
	on Exercise	Realized(1)	Exercisable/Unexercisable	Exercisable/Unexercisable(2)
Name	(#)	($)	(#)	($)

Daniel Mudd	—	$—	476,385/120,771	$0/$0
Robert Levin	53,520	1,026,514	373,852/111,683	287,548/0
Michael Williams	25,800	521,547	212,757/87,328	124,748/0
Peter Niculescu	—	—	125,166/67,178	0/0
Thomas Lund	—	—	75,116/25,842	20,807/0

(1)	“Value Realized” is the difference between the exercise price and the market price on the exercise date, multiplied by the number of options exercised. “Value Realized” numbers do not necessarily reflect what the executive might receive when he or she sells the shares acquired by the option exercise, since the market price of the shares at the time of sale may be higher or lower than the price on the exercise date of the option.

(2)	“Value of Unexercised In-the-Money Options” is the aggregate, calculated on a grant-by-grant basis, of the product of the number of unexercised options at the end of 2005 multiplied by the difference between the exercise price for the grant and the December 30, 2005 closing price per share of Fannie Mae common stock of $48.81, excluding grants for which the exercise price equaled or exceeded $48.81. As of April 23, 2007, the closing price per share of Fannie Mae common stock was $58.49.

Retirement Plans

Fannie Mae Retirement Plan

The Federal National Mortgage Association Retirement Plan for Employees Not Covered Under Civil Service Retirement Law, which we refer to as the Retirement Plan, provides benefits for those eligible employees who are not covered by the federal Civil Service retirement law. Normal retirement benefits are computed on a single life basis using a formula based on final average annual earnings and years of credited service. Participants are fully vested when they complete five years of credited service. Since 1989, provisions of the Internal Revenue Code of 1986, as amended, have limited the amount of annual compensation that may be used for calculating pension benefits and the annual benefit that may be paid. For 2005, the statutory compensation and benefit caps were $210,000 and $170,000, respectively. Before 1989, some employees accrued benefits based on higher income levels. For employees who retire before age 65, benefits are reduced by stated percentages for each year that they are younger than 65.

The covered executives had approximately the following years of credited service as of December 31, 2005: Mr. Levin, 25 years; Mr. Mudd, 6 years; Mr. Williams, 15 years; Mr. Niculescu, 7 years; Mr. Lund, 11 years.

Because the Retirement Plan is coordinated with Social Security Covered Compensation as defined in Internal Revenue Service regulations, the benefits under the Retirement Plan are not subject to deductions for social security benefits.

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

The benefits under the Fannie Mae supplemental pension plans are not subject to deductions for social security benefits.

The following table shows the estimated annual benefits that would have been payable under the Retirement Plan and, if applicable, the supplemental pension plans to an employee who did not participate in or was not fully vested in the Executive Pension Plan and who turned 65 and retired on January 1, 2006, using years of service accrued through January 1, 2006.

Fannie Mae Retirement Plan and Supplemental Pension Plans

Final Average	Estimated Annual Pension for Representative Years of Service
Annual Earnings	10	15	20	25	30	35

$ 50,000	$7,559	$11,339	$15,734	$20,539	$25,344	$30,149
100,000	17,559	26,339	35,734	45,539	55,344	65,149
150,000	27,559	41,339	55,734	70,539	85,344	100,149
200,000	37,559	56,339	75,734	95,539	115,344	135,149
250,000	47,559	71,339	95,734	120,539	145,344	170,149
300,000	57,559	86,339	115,734	145,539	175,344	205,149
350,000	67,559	101,339	135,734	170,539	205,344	240,149
400,000	77,559	116,339	155,734	195,539	235,344	275,149
450,000	87,559	131,339	175,734	220,539	265,344	310,149
500,000	97,559	146,339	195,734	245,539	295,344	345,149
550,000	107,559	161,339	215,734	270,539	325,344	380,149
600,000	117,559	176,339	235,734	295,539	355,344	415,149
650,000	127,559	191,339	255,734	320,539	385,344	450,149
700,000	137,559	206,339	275,734	345,539	415,344	485,149
1,387,400	275,039	412,559	550,694	689,239	827,784	966,329

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

Participants’ pension benefits generally range from 30% to 60% of the average total compensation for the 36 consecutive months of the participant’s last 120 months of employment when total compensation was the highest. Total compensation generally is a participant’s average annual base salary, including deferred compensation, plus the participant’s other taxable compensation (excluding income or gain in connection with the exercise of stock options) earned for the relevant year, in an amount up to 50% of annual base salary for that year. Effective for benefits earned on and after March 1, 2007, the only other taxable compensation considered for the purpose of calculating total compensation is a participant’s annual cash bonus. Under his current employment agreement, Mr. Mudd’s total compensation for a given year includes other taxable compensation up to 100%, not 50%, of his annual base salary for that year.

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

Estimated Annual Pension Benefits

Estimated annual benefits payable under our combined plans upon retirement for each of the covered executives, assuming full vesting at age 60 and that our corporate performance caused Mr. Mudd’s other taxable compensation to equal or exceed 100% of his annual base salary and other participants’ other taxable compensation to equal or exceed 50% of annual base salary, were as follows as of December 31, 2005: Mr. Mudd (50% pension benefit), $950,000; Mr. Levin (40% pension benefit), $450,000; Mr. Williams (40% pension benefit), $390,000; Mr. Niculescu (40% pension benefit), $310,034; Mr. Lund (40% pension benefit), $283,200.

Employment Arrangements and Other Agreements with Our Covered Executives

The employment contracts, termination of employment and change-in-control arrangements that are currently in place for our covered executives are described below.

Severance Program

On March 10, 2005, our Board of Directors approved a severance program that provides guidelines regarding the severance benefits that management level employees, including executive officers, may receive if their employment with us is terminated as a result of corporate restructuring, reorganization, consolidation, staff reduction, or other similar circumstances, and only where there are no performance related issues, and the termination has not been for cause. The program, which we described in a Form 8-K filed with the SEC on March 11, 2005, expired on December 31, 2006 and was replaced with a program that does not apply to our executive officers. Eligible participants in the 2005-2006 program received a severance payment of one year’s salary plus two to four weeks’ salary (three to four weeks’ salary in the case of executive officers) for each year of service with us up to a maximum of one and a half years’ salary. Participants terminated after the first quarter of the fiscal year received a pro rata payout of their annual cash incentive award target for that year, adjusted for corporate performance. Consistent with the terms of our stock compensation plans, the vesting of options scheduled to vest within 12 months of termination was accelerated and the post-termination exercise period of options was extended to the earlier of the option expiration date or 12 months following the termination of employment. Restricted stock and restricted stock unit awards granted under the Stock Compensation Plan of 2003 and vesting within 12 months of termination were subject to accelerated vesting, and unpaid performance shares for completed cycles were paid out. As provided under the terms of our stock compensation plans, participants in the severance program who attained a certain age and service received additional accelerated vesting of their restricted stock and restricted stock units and options, in addition to the full option exercise period. Participants were required to execute a separation agreement to receive these benefits containing, where permitted, a one-year non-compete clause. The program also provided for outplacement services and continued access to our medical and dental plans for up to five years, with the first 18 months’ premiums to remain at a level no higher than they would be if the participant were still an active employee. Employee eligibility for the program was determined by the Chairman of the Board, our Chief Executive Officer, or a designee of either. In addition, OFHEO’s approval was required prior to the program being offered to any OFHEO-designated executive officer.

Employment Agreement with Daniel Mudd, President and Chief Executive Officer

On November 15, 2005, we entered into a new employment agreement with Mr. Mudd, effective June 1, 2005 when he was appointed our President and Chief Executive Officer. We described this agreement in a Form 8-K filed on November 15, 2005. The major terms of the agreement are as follows:

•	Employment Term. Through December 31, 2009.

•	Base Salary. Mr. Mudd’s annual base salary will be no lower than $950,000. This base salary is subject to periodic review and possible increases, but not decreases, by the Board of Directors. Compensation arrangements for Mr. Mudd are determined annually by the Board of Directors (excluding Mr. Mudd and any other non-independent members of the Board) upon the recommendation of the Compensation Committee of the Board of Directors. Mr. Mudd’s annual salary for 2007 is $990,000.

•	Annual Bonus. Mr. Mudd will be considered for an annual cash bonus. The amount of any cash bonus Mr. Mudd receives is subject to prior approval from OFHEO while the company is subject to its capital restoration plan.

•	Executive Pension Plan. Mr. Mudd is entitled to participate in our Executive Pension Plan and our Supplemental Pension Plans described above. The Executive Pension Plan supplements the benefits payable to key officers under the Fannie Mae Retirement Plan. Mr. Mudd’s employment agreement provides that his pension goal will be at least 50% of the average total compensation for the 36 consecutive months of his last 120 months of employment when total compensation was the highest. Mr. Mudd’s pension goal is currently set at 50%. Mr. Mudd’s total compensation for a given year includes other taxable compensation up to 100%, not 50%, of his annual base salary for that year. If he retires before reaching age 60, his pension goal will be reduced by 3 percentage points, rather than the 2 percentage points reduction generally applicable to participants in the plan, for each year in which he receives benefits prior to age 60. In addition, if his benefit payment is in the form of a joint and 100% survivor annuity, it will be actuarially reduced to reflect the joint life expectancy of Mr. Mudd and his spouse.

•	Equity and Incentive Awards. During the employment term, Mr. Mudd is eligible to be considered for awards under our stock option, restricted stock, annual incentive and performance share programs, all in accordance with our compensation philosophy and programs that are in effect from time to time. Under our capital restoration plan, we must obtain the approval of OFHEO prior to providing Mr. Mudd with any non-salary compensation awards.

•	Life Insurance. During the employment term, Mr. Mudd is eligible to receive life insurance benefits in accordance with our life insurance policies and programs that are in effect from time to time.

•	Fringe Benefits. Mr. Mudd is eligible to receive certain fringe benefits in accordance with our policies, including legal expenses incurred in negotiating his employment agreement and reimbursement for a complete annual physical examination. He is also eligible to participate generally in company benefit programs that are from time to time in effect and in which our other senior officers generally are entitled to participate.

•	Clawback. Mr. Mudd’s bonus and other incentive-based or equity-based compensation will be subject to reimbursement to us if required by Section 304 of the Sarbanes-Oxley Act of 2002 or provisions of our compensation plans and arrangements, notwithstanding any provisions of the agreement to the contrary.

Mr. Mudd’s employment agreement provides for certain benefits upon the termination of his employment with us depending on the reason for his termination:

•	Termination without Cause, for Good Reason or upon expiration of the agreement. Mr. Mudd’s employment agreement provides that if we terminate him without “Cause,” or if Mr. Mudd terminates his employment for any of the specified “Good Reason” events described below, or if Mr. Mudd’s employment is terminated due to the expiration of the agreement term on December 31, 2009, he would be entitled to receive his accrued but unpaid base salary, base salary for the period through the second anniversary of the termination of his employment (subject to offset for income from other employment or self-employment, other than board service), all amounts payable (but unpaid) under our annual incentive plan with respect to any year ended on or prior to the date of termination of his employment, a prorated annual incentive plan payment for the year of termination, all amounts payable (but unpaid) under any performance share award with respect to a performance cycle that had ended as of the date of termination of his employment, a prorated performance share program payment for any performance cycle as to which at least 18 months had elapsed as of the date of termination, full vesting of any unvested restricted stock and stock options, for his stock options granted on or after the date of the employment agreement an exercise period of three years (or if earlier, until the expiration date of the stock options), and, only in the cases of termination by us without “Cause” and termination by Mr. Mudd for a “Good Reason,” medical and dental coverage for Mr. Mudd and his spouse and coverage for his dependents (so long as they remain his dependents or, if later, until they reach the age of 21), at no cost to Mr. Mudd, until the earlier of the second anniversary of the termination of his employment and the date on which Mr. Mudd obtains comparable coverage through another employer.

•	Termination due to serious illness or disability. With the exception of the continued medical and dental coverage, the same benefits described above would be payable in the event Mr. Mudd’s employment were to terminate by reason of serious illness or disability, subject to an offset against salary continuation for any employer-provided disability benefits.

•	Termination due to acceptance of senior position in U.S. federal government. If Mr. Mudd terminates his employment by reason of his acceptance of an appointment to a senior position in the U.S. federal government, he will receive his accrued but unpaid base salary, all amounts payable (but unpaid) under our annual incentive plan with respect to any year ended on or prior to the date of termination of his employment, a prorated annual incentive plan payment for the year of termination, all amounts payable (but unpaid) under any performance share award with respect to a performance cycle that had ended as of the date of termination of his employment, a prorated performance share program payment for any performance cycle as to which at least 18 months had elapsed as of the date of termination, and full vesting of any unvested restricted stock.

•	Termination due to death. In the event of Mr. Mudd’s death during the employment term, his estate or beneficiary, as applicable, would be entitled to his accrued but unpaid base salary, all amounts payable (but unpaid) under the annual incentive plan for any year ended on or prior to his death, a prorated annual incentive plan payment for the year of death, all amounts payable (but unpaid) under any performance share award with respect to a performance cycle that had ended on or prior to the date of death, a prorated performance share program payment for any performance cycle as to which at least 18 months had elapsed prior to the date of death, full vesting of any unvested restricted stock and stock options, and for his stock options granted on or after the date of the employment agreement an exercise period of three years (or if earlier, until the expiration date of the stock options).

•	Termination due to retirement. In the event Mr. Mudd retires at or after age 65, or at an earlier age in certain situations, he would be entitled to receive his accrued but unpaid base salary, all amounts payable (but unpaid) under any performance share award with respect to a performance cycle that had ended as of the date of his retirement, a prorated performance share program payment for any performance cycle as to which at least 18 months had elapsed as of the date of his retirement, full vesting of any unvested stock options, for his stock options granted on or after the date of the employment agreement an exercise period of three years (or if earlier, until the expiration date of the stock options), and, in the case of retirement at or after age 65, full vesting of any unvested restricted stock and, in the case of retirement at an earlier age, the Board may, in its discretion, fully vest any unvested restricted stock.

•	Voluntary termination and termination for Cause. If Mr. Mudd is terminated for “Cause” or if Mr. Mudd terminates his employment voluntarily (other than a voluntary termination with “Good Reason” as defined in his agreement or a voluntary termination to accept an appointment to a senior position in the U.S. federal government), he would be entitled only to accrued but unpaid base salary plus such vested benefits or awards, if any, which have vested prior to such date; provided, however, that if he is terminated for “Cause,” he would not be entitled to any amounts payable (but unpaid) of any bonus or under any performance share award with respect to a performance cycle if the reason for such termination for “Cause” is substantially related to the earning of such bonus or to the performance over the performance cycle upon which the payment was based.

Mr. Mudd’s employment agreement defines “Good Reason” as any of the following circumstances that remains uncured after 30 days notice: (a) a material reduction of his authority or a material change in his functions, duties or responsibilities that in any material way would cause his position to become less important, (b) a reduction in his base salary, (c) a requirement that he report to anyone other than the Chairman of the Board of Directors, (d) a requirement that he relocate his office outside of the Washington, D.C. area, or (e) our breach of any material obligation we have under the agreement. Under the agreement, we would have “Cause” if Mr. Mudd (A) materially harmed us by, in connection with his service under his employment agreement, engaging in dishonest or fraudulent actions or willful misconduct, or performing his duties in a grossly negligent manner, or (B) were convicted of, or pleaded nolo contendere with respect to, a felony. The agreement further provides that no act or failure to act will be considered “willful” unless it is done, or omitted to be done, in bad faith or without reasonable belief that the action or omission was in our best interests.

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

Separation Agreement with Ann Kappler, Former Executive Vice President and General Counsel

On August 23, 2005, we entered into a separation agreement with Ann Kappler, our former Executive Vice President and General Counsel. Under the separation agreement and upon her separation from Fannie Mae on January 3, 2006, Ms. Kappler received accelerated vesting of all unvested options she held, options to purchase a total of 44,286 shares of our common stock at prices ranging from $69.43 to $78.315 per share. In addition, the exercise period of all 130,281 options held by Ms. Kappler at prices ranging from $62.50 to $80.95 per share was extended to the option expiration dates, which range from January 2009 to January 2014. Ms. Kappler also received accelerated vesting of all 32,813 shares of unvested restricted stock she held. The remaining terms of Ms. Kappler’s separation agreement were generally in accordance with the provisions of our severance program for management level employees discussed under “Employment Arrangements and Other Agreements with Our Covered Executives—Severance Program.”

Compensation Arrangements for Stephen Swad, Executive Vice President and Chief Financial Officer Designate

Except as described in this report, compensation arrangements for Mr. Swad will be determined annually by the Compensation Committee of Fannie Mae’s Board of Directors, subject to approval by the Board. Under the terms of his employment arrangement with Fannie Mae, Mr. Swad will receive a base salary of $650,000 per year for the 2007 performance year. Upon joining the company, Mr. Swad will receive a signing bonus of $500,000, which will be subject to forfeiture if he leaves Fannie Mae before one full year of employment. He also will receive a grant of 80,000 shares of restricted stock, one-half of which will vest in equal annual installments over three years and the other one-half of which will vest in equal annual installments over four years. Pursuant to Fannie Mae’s customary practice, Fannie Mae plans to enter into an indemnification agreement with Mr. Swad.

Mr. Swad also will be eligible to participate in Fannie Mae’s annual incentive plan, to receive variable long-term incentive awards, and to participate in Fannie Mae’s Executive Pension Plan and other compensation and benefits programs that are available to Fannie Mae executive vice presidents generally. Under the annual incentive plan, Mr. Swad’s bonus target award for 2007 has been set at 210% of his base salary. Mr. Swad’s 2007 bonus will be based on his full annual salary amount, rather than prorated based on his period of service during 2007. The amount Mr. Swad will receive for his bonus may be less than or greater than his target amount, depending on both corporate and individual performance. Mr. Swad’s 2007 variable long-term incentive award for 2007 is targeted at approximately $3.2 million. The size of Mr. Swad’s actual award may be greater than or less than this amount, depending on a number of factors, including individual performance. Mr. Swad’s pension goal under Fannie Mae’s Executive Pension Plan is 40% of average total compensation for the three consecutive years of his last ten years of employment when total compensation is the highest. In accordance with Fannie Mae’s capital restoration plan, payment of Mr. Swad’s bonus and non-salary compensation awards will be subject to prior approval from OFHEO.

Mr. Swad will also receive severance benefits if we terminate his employment prior to the end of 2008 for reasons other than cause. In that event, he would receive severance benefits that would include one year of salary, accelerated vesting of one cycle of any restricted stock or other stock-based award, and one year of subsidized medical and dental coverage. If we terminated his employment for a reason other than for cause before we pay him his 2007 annual incentive plan bonus award, he would receive 100% of his 2007 target award amount. If we terminated his employment during 2008 other than for cause, he would receive a 2008 annual incentive award, prorated based on the number of months he was employed during 2008.

Director Compensation Information

Below we describe our compensation arrangements with our directors. Mr. Mudd, who is our only director who is an employee of Fannie Mae, does not receive benefits under any of these arrangements except for the Matching Gifts Program, which is available to every Fannie Mae employee, and the Director’s Charitable Award Program.

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

Restricted Stock Awards

We have a restricted stock award program for non-management directors established under the Fannie Mae Stock Compensation Plan of 2003 and the Fannie Mae Stock Compensation Plan of 1993. The award program provides for consecutive multi-year cycles of awards of restricted common stock. Under the 2003 plan, these award cycles are four years, and the first award was scheduled to be made at the time of the 2006 annual meeting. Under the 1993 plan, the cycles are five years and the most recent award was made at the time of the 2001 annual meeting. Awards vest in equal annual installments after each annual meeting during the cycle, provided the participant continues to serve on the Board of Directors. If a director joins the Board of Directors during a cycle, he or she receives a pro rata grant for the cycle, based on the time remaining in the cycle. Vesting generally accelerates upon departure from the Board due to death, disability, or for elected directors, not being renominated after reaching age 70. Under this program, in May 2001, we granted 871 shares of restricted common stock to each non-management director who was a member of the Board at that time. These shares vest over a five-year period at the rate of 20% per year. Each director who joined the Board prior to June 2006 received a pro rata grant for the cycle, based on the time remaining in the cycle.

In addition, in October 2003 we granted 2,600 shares of restricted common stock to each non-management director who was a member of the Board at that time, scheduled to vest in four equal annual installments beginning with the May 2004 annual meeting. We subsequently made pro rata grants to non-management directors who joined the Board after October 2003.

In December 2006, the Board approved the vesting of restricted stock that would have vested at the 2005 and 2006 annual meetings if such meetings had been held. No awards have yet been made for the cycle scheduled to begin with the 2006 annual meeting.

Stock Option Awards

Each non-management director is granted an annual nonqualified stock option to purchase 4,000 shares of common stock immediately following the annual meeting of stockholders at the fair market value on the date of grant. A non-management director appointed or elected as a mid-term replacement receives a nonqualified stock option to purchase at the fair market value on the date of grant a pro rata number of shares equal to the fraction of the remainder of the term. Each option will expire ten years after the date of grant and vests in four equal annual installments beginning on the first anniversary of the grant, subject to accelerated vesting upon the director’s departure from the Board of Directors. Non-management directors will have one year to exercise the options when they leave the Board, except that options granted on or prior to May 20, 2003 must generally be exercised within three months after a director leaves the Board. No annual stock option awards have yet been made with respect to annual meetings that would have been held in 2005 or 2006.

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

Matching Gifts

To further our support for charitable giving, non-employee directors are able to participate in the Matching Gifts Program of the Fannie Mae Foundation on the same terms as our employees. Under this program, gifts made by employees and directors to 501(c)(3) charities are matched, up to an aggregate total of $10,000 in any calendar year, including up to $500 which may be matched on a 2-for-1 basis.

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

On November 16, 2004, our Board of Directors authorized a new deferred compensation plan to ensure that our plans comply with new requirements under the Internal Revenue Code of 1986, specifically Section 409A. We disclosed the plan in a Form 8-K filed on November 22, 2004. The new elective deferred compensation plan applies to compensation that is deferred after December 31, 2004. The terms described under the prior plan above are not expected to change. The prior deferred compensation plan will continue to operate for compensation deferred under that plan on or prior to December 31, 2004.

Other Expenses

We also pay for or reimburse directors for out-of-pocket expenses incurred in connection with their service on the Board, including travel to and from our meetings, accommodations, and meals.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2005 with respect to shares of common stock that may be issued under our existing equity compensation plans.

(As of December 31, 2005)
Number of Securities
Remaining Available
for Future Issuance
under Equity
	Number of Securities to		Weighted-Average		Compensation Plans
	be Issued upon Exercise		Exercise Price of		(Excluding Securities
	of Outstanding Options,		Outstanding Options,		Reflected in First
Plan Category	Warrants and Rights (#)		Warrants and Rights ($)		Column) (#)

Equity compensation plans approved by stockholders	24,452,480	(1)	$68.93	(2)	45,962,333	(3)
Equity compensation plans not approved by stockholders	N/A		N/A		N/A

Total	24,452,480		$68.93		45,962,333

(1)	This amount includes outstanding stock options; restricted stock units; the maximum number of shares issuable to eligible employees pursuant to our stock-based performance award; shares issuable upon the payout of deferred stock balances; the maximum number of shares that may be issued pursuant to performance share awards made to members of senior management for which no determination had yet been made regarding the final number of shares payable; and the maximum number of shares that may be issued pursuant to performance share awards that have been made to members of senior management for which a payout determination has been made but for which the shares were not paid out as of December 31, 2005. Performance share awards entitle the recipient to receive shares of common stock based upon and subject to our meeting corporate performance objectives over three-year periods. Outstanding awards, options and rights include grants under the Fannie Mae Stock Compensation Plan of 1993, the Stock Compensation Plan of 2003, and the payout of shares deferred upon the settlement of awards made under the 1993 plan and a prior plan.

(2)	The weighted average exercise price is calculated for the outstanding options and does not take into account restricted stock units, stock-based performance awards, deferred shares or the performance shares described in footnote (1).

(3)	This number of shares consists of 11,960,258 shares available under the 1985 Employee Stock Purchase Plan and 34,002,075 shares available under the Stock Compensation Plan of 2003 that may be issued as restricted stock, stock bonuses, stock options, or in settlement of restricted stock units, performance share awards, stock appreciation rights or other stock-based awards. No more than 1,682,431 of the shares issuable under the Stock Compensation Plan of 2003 may be issued as restricted stock or restricted stock units vesting in full in fewer than three years, performance shares with a performance period of less than one year, or bonus shares subject to similar vesting provisions or performance periods.

Stock Ownership

We encourage our directors, officers and employees to own our stock in order to align their interests with the interests of stockholders. Our compensation programs are structured so that a significant portion of the compensation paid to officers is in the form of common stock or rights to acquire common stock. Our employees also have the opportunity to own Fannie Mae common stock through bonus stock opportunities and our Employee Stock Ownership Plan.

Stock Ownership Guidelines

In April 2003, the Board of Directors adopted formal stock ownership requirements for executive officers. In November 2005, the Board also adopted stock ownership guidelines for non-management members of the Board. These requirements and guidelines are contained in our Corporate Governance Guidelines.

Stock Ownership Guidelines for Non-Management Members of the Board:

•	Each non-management director is expected to own Fannie Mae common stock with a value equal to at least five times the director’s annual cash retainer (currently, five times $35,000, or $175,000).

•	Each non-management director has three years from the time of election or appointment to reach the expected ownership level, excluding trading blackout periods imposed by the company.

Stock Ownership Requirements for “Senior Executives”:

•	Senior executives are officers holding positions at or above the level of Executive Vice President.

•	Each Fannie Mae senior executive is required to hold shares of Fannie Mae common stock with a value equal to a multiple of the executive’s base salary, as follows:

Job Level	Multiple of Base Salary

Chief Executive Officer Executive Vice President	five times two times

•	Each senior executive has three years from the time of appointment to reach the expected ownership level.

In addition, on January 25, 2007, the Board awarded Mr. Mudd 176,506 shares of restricted stock as compensation for his performance in 2006 and determined that Mr. Mudd must retain one-fifth of these shares, net of any shares withheld to pay withholding tax liability due upon the shares’ vesting, until his employment with Fannie Mae is terminated. The portion of these shares that he is required to retain does not count toward the fulfillment of Mr. Mudd’s stock ownership requirement.

Beneficial Ownership

The following table shows the beneficial ownership of Fannie Mae common stock by each of our current directors and the covered executives, and all current directors and executive officers as a group, as of March 31, 2007. As of that date, no director or covered executive, nor all directors and executive officers as a group, owned as much as 1% of our outstanding common stock.

	Amount and Nature of Beneficial Ownership(1)
		Stock Options
	Common Stock	Exercisable or Other Shares	Total
	Beneficially Owned	Obtainable Within 60 Days	Common Stock
Name and Position	Excluding Stock Options	of March 31, 2007(2)	Beneficially Owned

Stephen Ashley(3)	20,747	24,000	44,747
Chairman of the Board of Directors
Dennis Beresford(4)	719	0	719
Director
Brenda Gaines(5)	487	0	487
Director
Karen Horn(6)	487	0	487
Director
Robert Levin(7)	448,853	429,701	878,554
Executive Vice President and Chief Business Officer
Thomas Lund(8)	87,391	93,160	180,551
Executive Vice President—Single-Family Mortgage Business

	Amount and Nature of Beneficial Ownership(1)
		Stock Options
	Common Stock	Exercisable or Other Shares	Total
	Beneficially Owned	Obtainable Within 60 Days	Common Stock
Name and Position	Excluding Stock Options	of March 31, 2007(2)	Beneficially Owned

Bridget Macaskill(9)	1,062	0	1,062
Director
Daniel Mudd(10)	411,157	570,718	981,875
President and Chief Executive Officer
Peter Niculescu(11)	146,945	177,487	324,432
Executive Vice President—Capital Markets
Joe Pickett(12)	11,786	30,000	41,786
Director
Leslie Rahl(13)	3,281	3,333	6,614
Director
Greg Smith(14)	1,612	333	1,945
Director
Patrick Swygert(15)	3,534	9,833	13,367
Director
Michael Williams(16)	230,088	269,589	499,677
Executive Vice President and Chief Operating Officer
John Wulff(17)	1,887	1,000	2,887
Director
All directors and executive officers as a group (22 persons)(18)	1,752,208	1,939,245	3,691,453

(1)	Beneficial ownership is determined in accordance with the rules of the SEC for computing the number of shares of common stock beneficially owned by each person and the percentage owned. Holders of restricted stock have no investment power but have sole voting power over the shares and, accordingly, these shares are included in this table. Holders of shares through our Employee Stock Ownership Plan, or ESOP, have sole voting power over the shares so these shares are also included in this table. Holders of shares through our ESOP generally have no investment power unless they are at least 55 years of age and have at least 10 years of participation in the ESOP. Additionally, although holders of shares through our ESOP have sole voting power through the power to direct the trustee of the plan to vote their shares, to the extent some holders do not provide any direction as to how to vote their shares, the plan trustee may vote those shares in the same proportion as the trustee votes the shares for which the trustee has received direction. Holders of stock options have no investment or voting power over the shares issuable upon the exercise of the options until the options are exercised.

(2)	These shares are issuable upon the exercise of outstanding stock options, except for 1,284 shares of deferred stock held by Mr. Williams, which he could obtain within 60 days in certain circumstances.

(3)	Mr. Ashley’s shares include 1,200 shares held by his spouse and 650 shares of restricted stock.

(4)	Mr. Beresford’s shares consist of restricted stock.

(5)	Ms. Gaines’ shares consist of restricted stock.

(6)	Ms. Horn’s shares consist of restricted stock.

(7)	Mr. Levin’s shares consist of 253,701 shares held jointly with his spouse and 195,152 shares of restricted stock.

(8)	Mr. Lund’s shares include 3,911 shares held jointly with his spouse, 661 shares held through our ESOP, and 68,999 shares of restricted stock.

(9)	Ms. Macaskill’s shares include 650 shares of restricted stock.

(10)	Mr. Mudd’s shares include 297,026 shares of restricted stock. Mr. Mudd must continue to hold 35,301 of these shares after vesting, net of any shares withheld to pay withholding tax liability upon vesting, until his employment with Fannie Mae is terminated. The reported amount does not include 31,901 restricted stock units held by Mr. Mudd.

(11)	Mr. Niculescu’s shares include 47,541 shares held jointly with his spouse, 232 shares held through our ESOP, and 86,354 shares of restricted stock.

(12)	Mr. Pickett’s shares include 650 shares of restricted stock.

(13)	Ms. Rahl’s shares include 200 shares held by her spouse and 650 shares of restricted stock.

(14)	Mr. Smith’s shares include 650 shares of restricted stock.

(15)	Mr. Swygert’s shares include 650 shares of restricted stock.

(16)	Mr. Williams’ shares include 6,000 shares held jointly with his spouse, 700 shares held by his daughter, 863 shares held through our ESOP and 151,501 shares of restricted stock.

(17)	Mr. Wulff’s shares include 650 shares of restricted stock.

(18)	The amount of shares held by all directors and executive officers as a group includes 1,108,394 shares of restricted stock held by our directors and executive officers, 4,428 held by them through our ESOP, 10,242 shares of stock held by their family members, 16,564 shares of restricted stock held by an executive officer’s spouse and 701 shares held through our ESOP by an executive officer’s spouse. The stock options or other shares column includes options to purchase 68,977 shares held by an executive officer’s spouse. The beneficially owned total includes 1,284 shares of deferred stock. The shares in this table do not include 176,701 shares of restricted stock units over which the holders will not obtain voting rights or investment power until the restrictions lapse.

The following table shows the beneficial ownership of Fannie Mae common stock by each holder of more than 5% of our common stock as of December 31, 2006, or as otherwise noted, which is the most recent information provided.

	Common Stock
5% Holders	Beneficially Owned	Percent of Class

Capital Research and Management Company(1)	167,555,250	17.2%
333 South Hope Street
Los Angeles, CA 90071
Citigroup Inc.(2)	62,341,565	6.3%
399 Park Avenue
New York, NY 10043
AXA(3)	52,669,044	5.4%
25 Avenue Matignon
75008 Paris, France

(1)	This information is based solely on information contained on a Schedule 13G/A filed with the SEC on February 12, 2007 by Capital Research and Management Company. According to the Schedule 13G/A, Capital Research and Management Company beneficially owned 167,555,250 shares of our common stock as of December 29, 2006, with sole voting power for 49,477,500 shares and sole dispositive power for all shares. Capital Research and Management Company’s shares include 3,674,050 shares from the assumed conversion of 3,470 shares of our convertible preferred stock.

(2)	This information is based solely on information contained in a Schedule 13G/A filed with the SEC on February 9, 2007 by Citigroup Inc. According to the Schedule 13G/A, Citigroup Inc. beneficially owns 62,341,565 shares of our common stock, with shared voting and dispositive power for all such shares.

(3)	This information is based solely on information contained in a Schedule 13G/A filed with the SEC on February 13, 2007 by AXA, its subsidiary AXA Financial, Inc., and a group of entities that together as a group control AXA: AXA Assurances I.A.R.D. Mutuelle, AXA Assurances Vie Mutuelle, and AXA Courtage Assurance Mutuelle. According to the Schedule 13G/A, Alliance Capital Management L.P. and AllianceBernstein L.P., subsidiaries of AXA Financial, Inc., manage a majority of these shares as investment advisors. According to the Schedule 13G/A, each of these entities other than AXA Financial, Inc. beneficially owns 52,669,044 shares of our common stock, with sole voting power for 38,027,229 shares, shared voting power for 4,288,975 shares, sole dispositive power for 52,643,476 shares and shared dispositive power for 25,568 shares; while AXA Financial, Inc. beneficially owns 52,550,491 shares of our common stock, with sole voting power for 37,959,484 shares, shared voting power for 4,279,707 shares, sole dispositive power for 52,524,923 shares and shared dispositive power for 25,568 shares.

Item 13.	Certain Relationships and Related Transactions

Described below are certain business transactions, employment and compensation arrangements and charitable donations that we have engaged in since January 1, 2005 with parties who are, or who are related in some way to, our executive officers, directors or holders of more than 5% of our common stock.

Transactions with 5% Shareholders

Citigroup Inc. (“Citigroup”) beneficially owned more than 5% of the outstanding shares of our common stock as of December 31, 2006 and Barclays PLC and its affiliates (“Barclays”) beneficially owned more than 5% of the outstanding shares of our common stock as of December 31, 2004. Since January 1, 2005, we have engaged in securities and other financial instrument transactions in the ordinary course of business with Citigroup and Barclays and their respective affiliates. We have extensive, multi-billion dollar relationships with Citigroup and Barclays. Citigroup, Barclays, and/or their affiliates have at times engaged in some or all of the following types of transactions: distributing our debt securities as dealers; committing to sell or buy mortgage-related securities or mortgage loans as dealers; delivering mortgage loans to us for purchase by our mortgage portfolio or for securitization into Fannie Mae MBS; issuing investments held in our liquid investment portfolio; and acting as derivatives counterparties and counterparties who have been involved in other financial instrument transactions with us. An affiliate of Citigroup has also provided strategic consulting services to us. These transactions were on substantially the same terms as those prevailing at the time for comparable transactions with unrelated third parties.

A majority of the assets in the Fannie Mae Retirement Plan are managed by Alliance Capital Management L.P. and AllianceBernstein L.P. Alliance Capital and AllianceBernstein may have beneficially owned more than 5% of the outstanding shares of our common stock as of December 31, 2006, through their management of shares beneficially owned by AXA and its related entities. In addition, an affiliate of AXA has engaged in financial instrument transactions with us. These transactions were on substantially the same terms as those prevailing at the time for comparable transactions with unrelated third parties.

Transactions with The Duberstein Group

Kenneth Duberstein, a former director of Fannie Mae, is Chairman and Chief Executive Officer of The Duberstein Group, Inc., an independent strategic planning and consulting company. The Duberstein Group previously provided us consulting services related to legislative and regulatory issues, and associated matters. We are entering into a new agreement with the Duberstein Group. They now provide us consulting services related to industry and trade issues. During 2005 and 2006 the firm provided services on an annual fixed-fee basis of $375,000. Under our new agreement, we will pay an annual fixed fee of $400,000. The firm has provided services to us since 1991.

Employment Relationships

Barbara Spector, the sister of our Chief Business Officer, Mr. Levin, is a non-officer employee in our Enterprise Systems Operations division. From January 1, 2005 through March 15, 2007, we paid or awarded Ms. Spector approximately $312,000 in salary and cash bonuses, including amounts that she will receive in full only if she remains employed by us until early 2010. For 2005 and 2006, she has also received an aggregate of 374 shares of our common stock in the form of restricted stock that vests over four years. Dividends are paid on restricted common stock at the same rate as dividends on unrestricted common stock. She also receives benefits under our compensation and benefit plans that are generally available to our employees, including our retirement plan and employee stock ownership plan. The Enterprise Systems Operations division does not report, nor has it ever reported, to Mr. Levin.

Rebecca Senhauser, the wife of William Senhauser, our Chief Compliance Officer, is a Senior Vice President in our Housing and Community Development division. From January 1, 2005 through March 15, 2007, we paid or awarded Ms. Senhauser approximately $1,958,000 in salary and cash bonuses, including some amounts that Ms. Senhauser will receive in full only if she remains employed by us until early 2010. For 2005 and 2006, she has also received an aggregate of 15,778 shares of our common stock in the form of restricted stock that vests over three or four years. Ms. Senhauser also receives benefits under our compensation and benefit plans that are generally available to our employees, including our retirement plan and our employee stock ownership plan. As a member of senior management, she also receives benefits under our compensation and benefit plans available to senior officers, including payment for tax and financial planning services, participation in the Supplemental Pension Plan and 2003 Supplemental Pension Plan, participation in the Performance

Share Program and participation in our elective deferred compensation plan. For the three-year performance cycle completed in 2003, it was determined in January 2004 that she was entitled to receive 5,730 shares, of which she received 2,865 shares in accordance with the program, with the balance scheduled to be received in January 2005. Our Board of Directors and Compensation Committee determined in February 2007 not to pay any unpaid performance shares for the performance share cycles completed in 2003 and 2004, as a result of which the balance of these shares will not be issued to Ms. Senhauser. The Housing and Community Development division does not report, nor has it ever reported, to Mr. Senhauser. Mr. and Ms. Senhauser recuse themselves from any matters that may directly and significantly affect the other, including matters that may affect each other’s compensation and evaluation.

Charitable Contributions

We encourage our employees to volunteer their time to charitable organizations and actively support these volunteer activities. Our charitable activities generally focus on creating affordable homeownership and housing opportunities nationally and improving the quality of life for people of our hometown, Washington, D.C., through partnerships and initiatives and by funding and promoting research and education on housing-related issues. In February 2007, we announced the consolidation of our philanthropic initiatives into a new Office of Community and Charitable Giving.

In connection with our creation of the Office of Community and Charitable Giving, the Fannie Mae Foundation ceased its day-to-day operations in April 2007. We have been the sole provider of support for the Fannie Mae Foundation. In 2006, we made a contribution to the Foundation of $26.5 million. We have also agreed to provide funding if necessary to cover certain expenses relating to the winding down of the Foundation’s operations, as well as other forms of support, including the services of Fannie Mae employees, to support the Foundation’s orderly wind-down and termination and to support certain Foundation programs after April 2007. Our President and CEO, Daniel Mudd, is the Chairman of the Board of the Foundation. In addition, the Board of Directors of the Foundation includes four additional members who are current officers of Fannie Mae and two members who are former officers of Fannie Mae. Directors of the Foundation who are current Fannie Mae employees do not receive any additional compensation for serving on the Foundation’s Board of Directors.

Under its Matching Gifts Program, the Fannie Mae Foundation matches gifts made by employees to 501(c)(3) public charities, up to an aggregate total of $10,000 per employee in any calendar year, including up to $500 which may be matched on a 2-for-1 basis. Directors and executive officers are eligible to participate in this matching program on the same terms as our other employees. This program will continue through 2007. Fannie Mae may undertake a matching gift program in 2008.

The Fannie Mae Foundation made charitable contributions to the University of Pennsylvania of $91,667 in 2005 and $20,000 in 2007 to support training for mid-career professionals in real estate financing and to support research on housing and housing policy. Mr. Gerrity, a former director of Fannie Mae, is a professor at the University of Pennsylvania. Mr. Gerrity had no involvement in the Foundation’s grant-making decision.

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

The following table sets forth the estimated or actual fees for services provided by our independent registered public accounting firm Deloitte & Touche for the 2005 and 2004 audits. During 2004, KPMG reviewed our interim financial statements for the quarters ended March 31, 2004 and June 30, 2004. KPMG did not report on our financial statements for the year ended December 31, 2004, but was in the process of auditing the 2004 information when the Audit Committee dismissed the firm. The fees for services provided by KPMG in 2004 are not reflected in the table below.

	For the Year Ended
	December 31,
Description of Fees	2005	2004(1)

Audit fees(2)	$57,395,000	$203,375,000
Audit-related fees(3)	—	—
Tax fees(4)	—	—
All other fees	—	—

Total fees	$57,395,000	$203,375,000

(1)	Amount for 2004 has been updated from the previously estimated amount to reflect actual fees incurred for the 2004 audit.

(2)	For 2004, excludes fees paid or accrued for services provided by KPMG totaling $6,010,604 for preliminary 2004 audit work. For 2004, amount includes fees paid to Deloitte & Touche for the audit of our consolidated financial statements for the years 2002 to 2004 as the audits occurred contemporaneously.

(3)	For 2005, excludes $100,000 paid to Deloitte & Touche for an engagement by one of our counterparties to provide a comfort letter on a REMIC transaction. For 2004, excludes fees paid or accrued for services provided by KPMG totaling $4,721,399 related to the OFHEO special examination, $3,113,725 for REMIC pricing and closing letter fees, and $317,503 for REMIC payment data validation fees.

(4)	For 2004, excludes fees paid or accrued for services provided by KPMG totaling $735,000 for review of tax accounts, $3,862,254 for REMIC tax return services, and $23,500 for reimbursable financial advisory fees paid directly to KPMG by Fannie Mae on behalf of certain of our officers.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report

1.	Consolidated Financial Statements
	Report of Independent Registered Public Accounting Firm	F-2
	Consolidated Balance Sheets as of December 31, 2005 and 2004	F-3
	Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003	F-4
	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	F-5
	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003	F-6
	Notes to Consolidated Financial Statements	F-7
2.	Financial Statement Schedules
None
3.	Exhibits
An index to exhibits has been filed as part of this report beginning on page E-1 and is incorporated herein by reference

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

Federal National Mortgage Association

By	/s/ Daniel H. Mudd
Daniel H. Mudd
President and Chief Executive Officer

Date: May 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen B. Ashley Stephen B. Ashley	Chairman of the Board of Directors	May 2, 2007

/s/ Daniel H. Mudd Daniel H. Mudd	President and Chief Executive Officer and Director	May 2, 2007

/s/ Robert T. Blakely Robert T. Blakely	Executive Vice President and Chief Financial Officer	May 2, 2007

/s/ David C. Hisey David C. Hisey	Senior Vice President and Controller	May 2, 2007

/s/ Dennis R. Beresford Dennis R. Beresford	Director	May 2, 2007

/s/ Brenda J. Gaines Brenda J. Gaines	Director	May 2, 2007

/s/ Karen N. Horn Karen N. Horn	Director	May 2, 2007

/s/ Bridget A. Macaskill Bridget A. Macaskill	Director	May 2, 2007

/s/ Joe K. Pickett Joe K. Pickett	Director	May 2, 2007

Signature	Title	Date

/s/ Leslie Rahl Leslie Rahl	Director	May 2, 2007

/s/ Greg C. Smith Greg C. Smith	Director	May 2, 2007

/s/ H. Patrick Swygert H. Patrick Swygert	Director	May 2, 2007

/s/ John K. Wulff John K. Wulff	Director	May 2, 2007

INDEX TO EXHIBITS

Item	Description

3.1	Fannie Mae Charter Act (12 U.S.C. § 1716 et seq.) (Incorporated by reference to Exhibit 3.1 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
3.2	Fannie Mae Bylaws, as amended on September 19, 2006 (Incorporated by reference to Exhibit 3.1 to Fannie Mae’s Current Report on Form 8-K, filed September 25, 2006.)
4.1	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series D (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.2	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series E (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.3	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series F (Incorporated by reference to Exhibit 4.3 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.4	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series G (Incorporated by reference to Exhibit 4.4 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.5	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series H (Incorporated by reference to Exhibit 4.5 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.6	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series I (Incorporated by reference to Exhibit 4.6 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.7	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series L (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.)
4.8	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series M (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)
4.9	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series N (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)
4.10	Certificate of Designation of Terms of Fannie Mae Non-Cumulative Convertible Preferred Stock, Series 2004-1 (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed January 4, 2005.)
4.11	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series O (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s Current Report on Form 8-K, filed January 4, 2005.)
10.1	Employment Agreement between Fannie Mae and Franklin D. Raines, as amended on June 30, 2004† (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)
10.2	Letter Agreement between Fannie Mae and Franklin D. Raines, dated September 17, 2004† (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Current Report on Form 8-K, filed September 23, 2004.)
10.3	Employment Agreement between Fannie Mae and Daniel H. Mudd, as amended on June 30, 2004† (Incorporated by reference to Exhibit 10.2 to Fannie Mae’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)
10.4	Letter Agreement between Fannie Mae and Daniel H. Mudd, dated September 18, 2004† (Incorporated by reference to Exhibit 10.2 to Fannie Mae’s Current Report on Form 8-K, filed September 23, 2004.)
10.5	Letter Agreement between Fannie Mae and Daniel Mudd, dated March 10, 2005† (Incorporated by reference to Exhibit 10.2 to Fannie Mae’s Current Report on Form 8-K, filed March 11, 2005.)
10.6	Employment Agreement, dated November 15, 2005, between Fannie Mae and Daniel H. Mudd† (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Current Report on Form 8-K, filed November 15, 2005.)
10.7	Employment Agreement between Fannie Mae and J. Timothy Howard, as amended on June 30, 2004† (Incorporated by reference to Exhibit 10.3 to Fannie Mae’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)
10.8	Letter Agreement between Fannie Mae and Timothy Howard, dated September 20, 2004† (Incorporated by reference to Exhibit 10.3 to Fannie Mae’s Current Report on Form 8-K, filed September 23, 2004.)
10.9	Letter Agreement between Fannie Mae and Robert J. Levin, dated June 19, 1990† (Incorporated by reference to Exhibit 10.5 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)

Item	Description

10.10	Separation Letter Agreement between Fannie Mae and Ann Kappler, dated August 23, 2005† (Incorporated by reference to Exhibit 99.3 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2004, filed December 6, 2006.)
10.11	Description of Fannie Mae’s Elective Deferred Compensation Plan II† (Incorporated by reference to Exhibit 10.9 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2004, filed December 6, 2006.)
10.12	Description of Fannie Mae’s compensatory arrangements with its named executive officers for the year ended December 31, 2005† (Incorporated by reference to “Executive Compensation Information” in Item 11 of Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2005.)
10.13	Description of Fannie Mae’s compensatory arrangements with its non-employee directors for the year ended December 31, 2005† (Incorporated by reference to “Director Compensation Information” in Item 11 of Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2005.)
10.14	Description of Fannie Mae’s Severance Program for 2005 and 2006† (Incorporated by reference to “Executive Compensation Information” in Item 11 of Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2005.)
10.15	Form of Indemnification Agreement for Non-Management Directors of Fannie Mae (Incorporated by reference to Exhibit 10.7 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
10.16	Form of Indemnification Agreement for Officers of Fannie Mae (Incorporated by reference to Exhibit 10.7 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
10.17	Federal National Mortgage Association Supplemental Pension Plan† (Incorporated by reference to Exhibit 10.9 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
10.18	Fannie Mae Supplemental Pension Plan of 2003† (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)
10.19	Executive Pension Plan of the Federal National Mortgage Association as amended and restated† (Incorporated by reference to Exhibit 10.10 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
10.20	Amendment to the Executive Pension Plan of the Federal National Mortgage Association, as amended and restated, effective March 1, 2007†
10.21	Fannie Mae Annual Incentive Plan, as Amended and Restated January 1, 2007†
10.22	Fannie Mae Stock Compensation Plan of 2003† (Incorporated by reference to Exhibit 10.12 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2003.)
10.23	Fannie Mae Stock Compensation Plan of 1993† (Incorporated by reference to Exhibit 10.18 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2004, filed December 6, 2006.)
10.24	Fannie Mae Procedures for Deferral and Diversification of Awards† (Incorporated by reference to Exhibit 10.14 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
10.25	Fannie Mae Stock Option Gain Deferral Plan† (Incorporated by reference to Exhibit 10.15 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
10.26	Form of Election under Fannie Mae’s Elective Deferred Compensation Plan II† (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Current Report on Form 8-K, filed November 22, 2004.)
10.27	Fannie Mae’s Elective Deferred Compensation Plan† (Incorporated by reference to Exhibit 10.13 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
10.28	Director’s Charitable Award Program† (Incorporated by reference to Exhibit 10.17 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
10.29	Form of Nonqualified Stock Option Grant Award Document† (Incorporated by reference to Exhibit 10.3 to Fannie Mae’s Current Report on Form 8-K, filed December 9, 2004.)
10.30	Form of Restricted Stock Award Document† (Incorporated by reference to Exhibit 99.1 to Fannie Mae’s Current Report on Form 8-K, filed January 26, 2007.)
10.31	Form of Restricted Stock Units Award Document† (Incorporated by reference to Exhibit 99.2 to Fannie Mae’s Current Report on Form 8-K, filed January 26, 2007.)

Item	Description

10.32	Form of Performance Share Plan Information Sheet† (Incorporated by reference to Exhibit 10.6 to Fannie Mae’s Current Report on Form 8-K, filed December 9, 2004.)
10.33	Form of Nonqualified Stock Option Grant Award Document for Non-Management Directors† (Incorporated by reference to Exhibit 10.7 to Fannie Mae’s Current Report on Form 8-K, filed December 9, 2004.)
10.34	Form of Restricted Stock Award Document under Fannie Mae Stock Compensation Plan of 2003 for Non-Management Directors† (Incorporated by reference to Exhibit 10.8 to Fannie Mae’s Current Report on Form 8-K, filed December 9, 2004.)
10.35	Form of Restricted Stock Award Document under Fannie Mae Stock Compensation Plan of 1993 for Non-Management Directors† (Incorporated by reference to Exhibit 10.9 to Fannie Mae’s Current Report on Form 8-K, filed December 9, 2004.)
10.36	Letter Agreement between The Duberstein Group and Fannie Mae, dated as of March 28, 2001, with Modification #1, dated February 3, 2002; Modification #2, dated March 1, 2003; and Modification #3, dated April 27, 2005 (Incorporated by reference to Exhibit 10.25 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2004, filed December 6, 2006.)
10.37	Agreement between OFHEO and Fannie Mae, September 27, 2004 (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Current Report on Form 8-K, filed September 29, 2004.)
10.38	Supplement to the Agreement of September 27, 2004 between Fannie Mae and OFHEO, dated March 7, 2005 (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Current Report on Form 8-K, filed March 11, 2005.)
10.39	Letters, dated September 1, 2005, setting forth an agreement between Fannie Mae and Office of Federal Housing Enterprise Oversight (OFHEO) (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Current Report on Form 8-K, filed September 8, 2005.)
12.1	Statement re: computation of ratios of earnings to fixed charges
12.2	Statement re: computation of ratios of earnings to combined fixed charges and preferred stock dividends
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
99.1	Stipulation and Consent to the Issuance of a Consent Order, dated May 23, 2006, between Office of Federal Housing Enterprise Oversight (OFHEO) and Fannie Mae, including Consent Order (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Current Report on Form 8-K, filed May 30, 2006.)
99.2	Consent of Defendant Fannie Mae with Securities and Exchange Commission (SEC), dated May 23, 2006 (Incorporated by reference to Exhibit 10.2 to Fannie Mae’s Current Report on Form 8-K, filed May 30, 2006.)
99.3	Separation Letter Agreement between Fannie Mae and Julie St. John, dated July 7, 2006† (Incorporated by reference to Exhibit 99.1 to Fannie Mae’s Current Report on Form 8-K, filed July 7, 2006.)
99.4	Consent Award Partially Resolving Damages and Deferring Further Proceedings, dated November 7, 2006, by and between Plaintiff Franklin D. Raines and Fannie Mae (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Current Report on Form 8-K, filed November 14, 2006.)
99.5	Letter Agreement between Fannie Mae and Daniel Mudd, dated March 13, 2007†
99.6	Description of Material Weaknesses Reported as of December 31, 2004
99.7	Material Misapplications of GAAP
99.8	Guide to Fannie Mae’s 2005 Annual Report on SEC Form 10-K

†	This exhibit is a management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Fannie Mae:

We have audited the accompanying consolidated balance sheets of Fannie Mae and consolidated entities (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, cash flows, and changes in stockholders’ equity for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fannie Mae and consolidated entities of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 1, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

/s/  Deloitte & Touche LLP

Washington, DC
May 1, 2007

FANNIE MAE

Consolidated Balance Sheets
(Dollars in millions, except share amounts)

	As of December 31,
	2005	2004

ASSETS
Cash and cash equivalents (includes cash equivalents that may be repledged of $686 and $242 as of December 31, 2005 and 2004, respectively)	$2,820	$2,655
Restricted cash	755	1,046
Federal funds sold and securities purchased under agreements to resell	8,900	3,930
Investments in securities:
Trading, at fair value (includes Fannie Mae MBS of $14,607 and $34,350 as of December 31, 2005 and 2004, respectively)	15,110	35,287
Available-for-sale, at fair value (includes Fannie Mae MBS of $217,844 and $315,195 as of December 31, 2005 and 2004, respectively)	390,964	532,095

Total investments in securities	406,074	567,382
Mortgage loans:
Loans held for sale, at lower of cost or market	5,064	11,721
Loans held for investment, at amortized cost	362,781	390,000
Allowance for loan losses	(302)	(349)

Total loans held for investment, net of allowance	362,479	389,651

Total mortgage loans	367,543	401,372
Advances to lenders	4,086	4,850
Accrued interest receivable	3,506	4,237
Acquired property, net	1,771	1,704
Derivative assets at fair value	5,803	6,589
Guaranty assets	6,848	5,924
Deferred tax assets	7,684	6,074
Partnership investments	9,305	8,061
Other assets	9,073	7,110

Total assets	$834,168	$1,020,934

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued interest payable	$6,616	$6,212
Federal funds purchased and securities sold under agreements to repurchase	705	2,400
Short-term debt	173,186	320,280
Long-term debt	590,824	632,831
Derivative liabilities at fair value	1,429	1,145
Reserve for guaranty losses (includes $71 and $113 as of December 31, 2005 and 2004, respectively, related to Fannie Mae MBS included in Investments in securities)	422	396
Guaranty obligations (includes $506 and $814 as of December 31, 2005 and 2004, respectively, related to Fannie Mae MBS included in Investments in securities)	10,016	8,784
Partnership liabilities	3,432	2,662
Other liabilities	8,115	7,246

Total liabilities	794,745	981,956

Minority interests in consolidated subsidiaries	121	76
Commitments and contingencies (see Note 19)	—	—
Stockholders’ Equity:
Preferred stock, 200,000,000 shares authorized—132,175,000 shares issued and outstanding as of December 31, 2005 and 2004	9,108	9,108
Common stock, no par value, no maximum authorization—1,129,090,420 shares issued as of December 31, 2005 and 2004; 970,532,789 shares and 969,075,573 shares outstanding as of December 31, 2005 and 2004, respectively	593	593
Additional paid-in capital	1,913	1,982
Retained earnings	35,555	30,705
Accumulated other comprehensive income (loss)	(131)	4,387
Treasury stock, at cost, 158,557,631 shares and 160,014,847 shares as of December 31, 2005 and 2004, respectively	(7,736)	(7,873)

Total stockholders’ equity	39,302	38,902

Total liabilities and stockholders’ equity	$834,168	$1,020,934

See Notes to Consolidated Financial Statements.

FANNIE MAE

Consolidated Statements of Income
(Dollars and shares in millions, except per share amounts)

	For the Year Ended December 31,
	2005	2004	2003

Interest income:
Investments in securities	$24,156	$26,428	$27,694
Mortgage loans	20,688	21,390	21,370

Total interest income	44,844	47,818	49,064

Interest expense:
Short-term debt	6,562	4,399	4,012
Long-term debt	26,777	25,338	25,575

Total interest expense	33,339	29,737	29,587

Net interest income	11,505	18,081	19,477

Guaranty fee income (includes imputed interest of $803, $833 and $314 for 2005, 2004 and 2003, respectively)	3,779	3,604	3,281
Investment losses, net	(1,334)	(362)	(1,231)
Derivatives fair value losses, net	(4,196)	(12,256)	(6,289)
Debt extinguishment losses, net	(68)	(152)	(2,692)
Loss from partnership investments	(849)	(702)	(637)
Fee and other income	1,526	404	340

Non-interest loss	(1,142)	(9,464)	(7,228)

Administrative expenses:
Salaries and employee benefits	959	892	849
Professional services	792	435	238
Occupancy expenses	221	185	166
Other administrative expenses	143	144	201

Total administrative expenses	2,115	1,656	1,454
Minority interest in earnings of consolidated subsidiaries	(2)	(8)	—
Provision for credit losses	441	352	365
Foreclosed property expense (income)	(13)	11	(12)
Other expenses	251	607	156

Total expenses	2,792	2,618	1,963

Income before federal income taxes, extraordinary gains (losses), and cumulative effect of change in accounting principle	7,571	5,999	10,286
Provision for federal income taxes	1,277	1,024	2,434

Income before extraordinary gains (losses) and cumulative effect of change in accounting principle	6,294	4,975	7,852
Extraordinary gains (losses), net of tax effect	53	(8)	195
Cumulative effect of change in accounting principle, net of tax effect	—	—	34

Net income	$6,347	$4,967	$8,081

Preferred stock dividends	(486)	(165)	(150)

Net income available to common stockholders	$5,861	$4,802	$7,931

Basic earnings (loss) per share:
Earnings before extraordinary gains (losses) and cumulative effect of change in accounting principle	$5.99	$4.96	$7.88
Extraordinary gains (losses), net of tax effect	0.05	(0.01)	0.20
Cumulative effect of change in accounting principle, net of tax effect	—	—	0.04

Basic earnings per share	$6.04	$4.95	$8.12

Diluted earnings per share:
Earnings before extraordinary gains (losses) and cumulative effect of change in accounting principle	$5.96	$4.94	$7.85
Extraordinary gains (losses), net of tax effect	0.05	—	0.20
Cumulative effect of change in accounting principle, net of tax effect	—	—	0.03

Diluted earnings per share	$6.01	$4.94	$8.08

Cash dividends per common share	$1.04	$2.08	$1.68
Weighted-average common shares outstanding:
Basic	970	970	977
Diluted	998	973	981

See Notes to Consolidated Financial Statements.

FANNIE MAE
Consolidated Statements of Cash Flows
(Dollars in millions)

	For the Year Ended December 31,
	2005	2004	2003

Cash flows provided by operating activities:
Net income	$6,347	$4,967	$8,081
Reconciliation of net income to net cash provided by operating activities:
Amortization of mortgage loans and security cost basis adjustments	(56)	1,249	1,852
Amortization of debt cost basis adjustments	7,179	4,908	4,517
Provision for credit losses	441	352	365
Valuation losses	1,394	433	1,433
Debt extinguishment losses, net	68	152	2,692
Debt foreign currency transaction (gains) losses, net	(625)	304	707
Loss from partnership investments	849	702	637
Current and deferred federal income taxes	79	(1,435)	(1,083)
Extraordinary (gains) losses, net of tax effect	(53)	8	(195)
Cumulative effect of change in accounting principle, net of tax effect	—	—	(34)
Derivatives fair value adjustments	826	(1,395)	(5,811)
Purchases of loans held for sale	(26,562)	(30,198)	(72,519)
Proceeds from repayments of loans held for sale	1,307	2,493	9,703
Proceeds from sales of loans held for sale	51	66	8
Net decrease in trading securities, excluding non-cash transfers	86,637	58,396	106,679
Net change in:
Guaranty assets	(1,464)	(2,033)	(5,018)
Guaranty obligations	507	2,926	7,745
Other, net	1,216	(339)	(1,536)

Net cash provided by operating activities	78,141	41,556	58,223
Cash flows provided by (used in) investing activities:
Purchases of available-for-sale securities	(117,826)	(234,081)	(503,313)
Proceeds from maturities of available-for-sale securities	169,734	196,606	339,878
Proceeds from sales of available-for-sale securities	117,713	18,503	129,487
Purchases of loans held for investment	(57,840)	(55,996)	(92,668)
Proceeds from repayments of loans held for investment	99,943	100,727	164,822
Advances to lenders	(69,505)	(53,865)	(180,338)
Net proceeds from disposition of acquired property	3,725	4,284	3,355
Contributions to partnership investments	(1,829)	(1,934)	(1,675)
Proceeds from partnership investments	329	208	60
Net change in federal funds sold and securities purchased under agreements to resell	(5,040)	8,756	(12,355)

Net cash provided by (used in) investing activities	139,404	(16,792)	(152,747)
Cash flows (used in) provided by financing activities:
Proceeds from issuance of short-term debt	2,578,152	1,925,159	1,944,544
Payments to redeem short-term debt	(2,750,912)	(1,965,693)	(1,904,640)
Proceeds from issuance of long-term debt	156,336	253,880	349,356
Payments to redeem long-term debt	(197,914)	(240,031)	(285,872)
Repurchase of common and redemption of preferred stock	—	(523)	(1,390)
Proceeds from issuance of common and preferred stock	29	5,162	1,488
Payment of cash dividends on common and preferred stock	(1,376)	(2,185)	(1,796)
Net change in federal funds purchased and securities sold under agreements to repurchase	(1,695)	(1,273)	(5,497)

Net cash (used in) provided by financing activities	(217,380)	(25,504)	96,193
Net increase (decrease) in cash and cash equivalents	165	(740)	1,669
Cash and cash equivalents at beginning of period	2,655	3,395	1,726

Cash and cash equivalents at end of period	$2,820	$2,655	$3,395

Cash paid during the period for:
Interest	$32,491	$29,777	$30,322
Income taxes	1,197	2,470	3,516
Non-cash activities:
Net transfers between investments in securities and mortgage loans	$35,337	$17,750	$71,560
Transfers from advances to lenders to investments in securities	69,605	53,705	195,964
Net mortgage loans acquired by assuming debt	18,790	13,372	9,274
Transfers of loans held for sale to loans held for investment	3,208	15,543	51,855
Transfers from mortgage loans to acquired property, net	3,699	4,307	3,580
Issuance of common stock from treasury stock for stock option and benefit plans	137	306	149

See Notes to Consolidated Financial Statements.

FANNIE MAE
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars and shares in millions, except per share amounts)

							Accumulated
					Additional		Other		Total
	Shares Outstanding		Preferred	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Preferred	Common	Stock	Stock	Capital	Earnings	Income(1)	Stock	Equity

Balance as of January 1, 2003	53	989	$2,678	$593	$1,937	$21,638	$11,468	$(6,415)	$31,899
Comprehensive income:
Net income	—	—	—	—	—	8,081	—	—	8,081
Other comprehensive income, net of tax effect:
Unrealized losses on available-for-sale securities (net of tax of $3,381)	—	—	—	—	—	—	(6,278)	—	(6,278)
Reclassification adjustment for losses included in net income	—	—	—	—	—	—	57	—	57
Unrealized gains on guaranty assets and guaranty fee buy-ups (net of tax of $47)	—	—	—	—	—	—	88	—	88
Net cash flow hedging losses	—	—	—	—	—	—	(18)	—	(18)
Minimum pension liability (net of tax of $1)	—	—	—	—	—	—	(2)	—	(2)

Total comprehensive income									1,928
Common stock dividends ($1.68 per share)	—	—	—	—	—	(1,646)	—	—	(1,646)
Preferred stock:
Preferred dividends	—	—	—	—	—	(150)	—	—	(150)
Preferred stock issued	29	—	1,430	—	(13)	—	—	—	1,417
Treasury stock:
Treasury stock acquired	—	(22)	—	—	—	—	—	(1,390)	(1,390)
Treasury stock issued for stock options and benefit plans	—	3	—	—	61	—	—	149	210

Balance as of December 31, 2003	82	970	4,108	593	1,985	27,923	5,315	(7,656)	32,268
Comprehensive income:
Net income	—	—	—	—	—	4,967	—	—	4,967
Other comprehensive income, net of tax effect:
Unrealized losses on available-for-sale securities (net of tax of $483)	—	—	—	—	—	—	(897)	—	(897)
Reclassification adjustment for gains included in net income	—	—	—	—	—	—	(17)	—	(17)
Unrealized losses on guaranty assets and guaranty fee buy-ups (net of tax of $4)	—	—	—	—	—	—	(8)	—	(8)
Net cash flow hedging losses	—	—	—	—	—	—	(3)	—	(3)
Minimum pension liability (net of tax of $2)	—	—	—	—	—	—	(3)	—	(3)

Total comprehensive income									4,039
Common stock dividends ($2.08 per share)	—	—	—	—	—	(2,020)	—	—	(2,020)
Preferred stock:
Preferred dividends	—	—	—	—	—	(165)	—	—	(165)
Preferred stock issued	50	—	5,000	—	(75)	—	—	—	4,925
Treasury stock:
Treasury stock acquired	—	(7)	—	—	—	—	—	(523)	(523)
Treasury stock issued for stock options and benefit plans	—	6	—	—	72	—	—	306	378

Balance as of December 31, 2004	132	969	9,108	593	1,982	30,705	4,387	(7,873)	38,902
Comprehensive income:
Net income	—	—	—	—	—	6,347	—	—	6,347
Other comprehensive income, net of tax effect:
Unrealized losses on available-for-sale securities (net of tax of $2,238)	—	—	—	—	—	—	(4,156)	—	(4,156)
Reclassification adjustment for gains included in net income	—	—	—	—	—	—	(432)	—	(432)
Unrealized gains on guaranty assets and guaranty fee buy-ups (net of tax of $39)	—	—	—	—	—	—	72	—	72
Net cash flow hedging losses (net of tax of $2)	—	—	—	—	—	—	(4)	—	(4)
Minimum pension liability (net of tax of $1)	—	—	—	—	—	—	2	—	2

Total comprehensive income	—	—	—	—	—	—	—	—	1,829
Common stock dividends ($1.04 per share)	—	—	—	—	—	(1,011)	—	—	(1,011)
Preferred stock dividends	—	—	—	—	—	(486)	—	—	(486)
Treasury stock issued for stock options and benefit plans	—	2	—	—	(69)	—	—	137	68

Balance as of December 31, 2005	132	971	$9,108	$593	$1,913	$35,555	$(131)	$(7,736)	$39,302

(1)	Accumulated Other Comprehensive Income as of December 31, 2005 is comprised of $300 million in net unrealized losses on available-for-sale securities, net of tax, and $169 million in net unrealized gains on all other components, net of tax, and $4.3 billion and $5.2 billion of net unrealized gains on available-for-sale securities, net of tax, and $99 million and $113 million net unrealized gains on all other components, net of tax, as of December 31, 2004 and 2003, respectively.

See Notes to Consolidated Financial Statements.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

We are a stockholder-owned corporation organized and existing under the Federal National Mortgage Association Charter Act, which we refer to as the “Charter Act” or our “charter” (the Federal National Mortgage Association Charter Act, 12 U.S.C. §1716 et seq.). We were established in 1938 as a U.S. government entity. We became a mixed-ownership corporation by legislation enacted in 1954, with our preferred stock owned by the federal government and our common stock held by private investors. We became a fully privately-owned corporation by legislation enacted in 1968. The U.S. government does not guarantee, directly or indirectly, our securities or other obligations. We are a government-sponsored enterprise, and we are subject to government oversight and regulation. Our regulators include the Office of Federal Housing Enterprise Oversight (“OFHEO”), the Department of Housing and Urban Development, the Securities and Exchange Commission (“SEC”) and the Department of Treasury.

We operate in the secondary mortgage market by purchasing mortgage loans and mortgage-related securities, including mortgage-related securities guaranteed by us, from primary mortgage market institutions, such as commercial banks, savings and loan associations, mortgage banking companies, securities dealers and other investors. We do not lend money directly to consumers in the primary mortgage market. We provide additional liquidity in the secondary mortgage market by issuing guaranteed mortgage-related securities.

We operate under three business segments: Single-Family Credit Guaranty, Housing and Community Development (“HCD”) and Capital Markets. Our Single-Family Credit Guaranty segment generates revenue primarily from the guaranty fees the segment receives as compensation for assuming the credit risk on the mortgage loans underlying guaranteed single-family Fannie Mae mortgage-backed securities (“Fannie Mae MBS”). Our HCD segment generates revenue from a variety of sources, including guaranty fees the segment receives as compensation for assuming the credit risk on the mortgage loans underlying multifamily Fannie Mae MBS, transaction fees associated with the multifamily business and bond credit enhancement fees. In addition, HCD investments in housing projects eligible for the low-income housing tax credit and other investments generate both tax credits and net operating losses that reduce our federal income tax liability. Our Capital Markets segment invests in mortgage loans, mortgage-related securities and liquid investments, and generates income primarily from the difference, or spread, between the yield on the mortgage assets we own and the cost of the debt we issue in the global capital markets to fund these assets.

Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the amounts of revenues and expenses during the reporting period. Management has made significant estimates in a variety of areas, including but not limited to, valuation of certain financial instruments and other assets and liabilities, amortization of cost basis adjustments, the allowance for loan losses and reserve for guaranty losses, and assumptions used in evaluating whether we should consolidate variable interest entities. Actual results could be different from these estimates.

Principles of Consolidation

The consolidated financial statements include our accounts as well as the accounts of other entities in which we have a controlling financial interest. All significant intercompany balances and transactions have been eliminated.

The typical condition for a controlling financial interest is ownership of a majority of the voting interests of an entity. A controlling financial interest may also exist in entities through arrangements that do not involve voting interests. Beginning in 2003, we began evaluating entities deemed to be variable interest entities

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(“VIEs”) under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46R (revised December 2003), Consolidation of Variable Interest Entities (an interpretation of ARB No. 51) (“FIN 46R”), to determine when we must consolidate the assets, liabilities and non-controlling interests of a VIE. A VIE is an entity (i) that has total equity at risk that is not sufficient to finance its activities without additional subordinated financial support from other entities, (ii) where the group of equity holders does not have the ability to make significant decisions about the entity’s activities, or the obligation to absorb the entity’s expected losses or the right to receive the entity’s expected residual returns, or both, or (iii) where the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected residual returns of the entity, or both, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights. The primary types of entities we evaluate under FIN 46R include those special purpose entities (“SPEs”) established to facilitate the securitization of mortgage assets in which we have the unilateral ability to liquidate the trust, those SPEs that do not meet the qualifying special purpose entity (“QSPE”) criteria, our Low-Income Housing Tax Credit (“LIHTC”) partnerships, other partnerships that provide tax benefits and other entities that meet the VIE criteria.

If an entity is a VIE, we determine if our variable interest causes us to be considered the primary beneficiary. We are the primary beneficiary and are required to consolidate the entity if we absorb the majority of expected losses or expected residual returns, or both. In making the determination as to whether we are the primary beneficiary, we evaluate the design of the entity, including the risks that cause variability, the purpose for which the entity was created, and the variability that the entity was designed to create and pass along to its interest holders. When the primary beneficiary cannot be identified through a qualitative analysis, we use internal cash flow models, which may include Monte Carlo simulations, to compute and allocate expected losses or residual returns to each variable interest holder. The allocation of expected cash flows is based upon the relative contractual rights and preferences of each interest holder in the VIE’s capital structure. If we determine when we first become involved with a VIE or at subsequent reconsideration events (e.g. a purchase of additional beneficial interests) that we are the primary beneficiary, then we initially record the assets and liabilities of the VIE in the consolidated financial statements at the current fair value. For entities that hold only financial assets, any difference between the current fair value and the previous carrying amount of our interests in the VIE is recorded as “Extraordinary gains (losses), net of tax effect” in the consolidated statements of income, as required by FIN 46R. If we determine that we are the primary beneficiary when the VIE is created, we initially record the assets and liabilities of the VIE in the consolidated financial statements by carrying over our investment in the VIE to the consolidated assets and liabilities and no gain or loss is recorded.

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

As a result of our adoption of FIN 46R in 2003, we recorded a gain to reflect the cumulative effect of a change in accounting principle of $34 million, net of taxes, related to the difference between the net amount added to the consolidated balance sheet and the amount of previously recognized interest in the newly consolidated entity.

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

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unilateral ability to liquidate. We consolidated the SPE by carrying over our basis in the investment in the SPE to the consolidated assets and liabilities of the SPE. No gain or loss was recorded in connection with the consolidation of SPEs prior to the effective date of FIN 46R.

Investments in LIHTC partnerships were evaluated for consolidation, prior to the adoption of FIN 46R, in accordance with Statement of Position (“SOP”) No. 78-9, Accounting for Investments in Real Estate Ventures (“SOP 78-9”). We generally were not required to consolidate these partnerships because our limited partnership interest did not provide us with voting rights or control of the partnership.

Portfolio Securitizations

Portfolio securitizations involve the transfer of mortgage loans or mortgage-related securities from the consolidated balance sheets to a trust (an SPE) to create Fannie Mae MBS, real estate mortgage investment conduits (“REMICs”) or other types of beneficial interests. We account for portfolio securitizations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125) (“SFAS 140”), which requires that we evaluate a transfer of financial assets to determine if the transfer qualifies as a sale. Transfers of financial assets for which we surrender control and receive compensation other than beneficial interests are recorded as sales. When a transfer that qualifies as a sale is completed, we derecognize all assets transferred. The previous carrying amount of the transferred assets is allocated between the assets sold and the retained interests, if any, in proportion to their relative fair values at the date of transfer. A gain or loss is recorded as a component of “Investment losses, net” in the consolidated statements of income, which represents the difference between the allocated carrying amount of the assets sold and the proceeds from the sale, net of any liabilities incurred, which may include a recourse obligation for our financial guaranty. Retained interests are primarily in the form of Fannie Mae MBS, REMIC certificates, guaranty assets and master servicing assets (“MSAs”).

Our retained interests in the form of Fannie Mae MBS, REMICs, or other types of beneficial interests are included in “Investments in securities” in the consolidated balance sheets and a description of our subsequent accounting for these retained interests, as well as how we determine fair value, is included in the “Investments in Securities” section of this note. Our retained interests related to our guaranty are included in “Guaranty assets” in the consolidated balance sheets and a description of our subsequent accounting for these retained interests, as well as how we determine fair value for the guaranty assets, is included in the “Guaranty Accounting” section of this note. Our retained interests in the form of MSAs are included as a component of “Other assets” in the consolidated balance sheets and a description of our subsequent accounting for these retained interests, as well as how we determine fair value for MSAs, is included in the “Master Servicing” section of this note. If a portfolio securitization does not meet the criteria for sale treatment, the transferred assets remain on the consolidated balance sheets and we record a liability to the extent of any proceeds we received in connection with such transfer.

Cash and Cash Equivalents and Statements of Cash Flows

Short-term highly liquid instruments with a maturity at date of acquisition of three months or less that are readily convertible to cash are considered cash and cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value. Additionally, we may pledge cash equivalent securities as collateral as discussed below. We record items that are specifically purchased as part of the liquid investment portfolio as “Investments in securities” in the consolidated balance sheets in accordance with SFAS No. 95, Statement of Cash Flows (“SFAS 95”).

We classify short-term U.S. Treasury Bills as “Cash and cash equivalents” in the consolidated balance sheets. The carrying value of these securities, which approximates fair value, was $795 million and $507 million as of December 31, 2005 and 2004, respectively.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Restricted Cash

When we collect cash that is due to certain mortgage-backed securities (“MBS”) trusts in advance of our requirement to remit these amounts to the trust, we record the collected cash amount as “Restricted cash” in the consolidated balance sheets. Additionally, we record “Restricted cash” as a result of partnership restrictions related to certain consolidated LIHTC funds. As of December 31, 2005 and 2004, we had “Restricted cash” of $507 million and $445 million, respectively, related to such activities. We also have restricted cash related to certain collateral arrangements as described in the “Collateral” section of this note.

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

Investments in Securities

Securities Classified as Available-for-Sale or Trading

We classify and account for our securities as either available-for-sale (“AFS”) or trading in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). Currently, we do not have any securities classified as held-to-maturity, although we may elect to do so in the future. AFS securities are measured at fair value in the consolidated balance sheets, with unrealized gains and losses included in “Accumulated other comprehensive income” (“AOCI”). Trading securities are measured at fair value in the consolidated balance sheets with unrealized gains and losses included in “Investment losses, net” in the consolidated statements of income. Realized gains and losses on AFS and trading securities are recognized when securities are sold; are calculated based upon the specific cost of each security; and are recorded in “Investment losses, net” in the consolidated statements of income. Interest and dividends on securities, including amortization of the premium and discount at acquisition, are included in the consolidated statements of income. A description of our amortization policy is included in the “Amortization of Cost Basis and Guaranty Price Adjustments” section of this note. When we receive multiple deliveries of securities on the same day that are backed by the same pools of loans, we calculate the specific cost of each security as the average price of the trades that delivered those securities.

Fair value is determined using quoted market prices in active markets for identical assets or liabilities, when available. If quoted market prices in active markets for identical assets or liabilities are not available, we use quoted market prices for similar securities that we adjust for observable or corroborated (i.e., information purchased from third-party service providers) market information. In the absence of observable or corroborated

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

market data, we use internally developed estimates, incorporating market-based assumptions wherever such information is available.

Interest Income and Impairment on Certain Beneficial Interests

We account for purchased and retained beneficial interests in securitizations in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be held by a Transferor in Securitized Financial Assets (“EITF 99-20”) when such beneficial interests carry a significant premium or are not of high credit quality (i.e., they have a rating below AA) at inception. We recognize the excess of all cash flows attributable to our beneficial interests estimated at the acquisition date over the initial investment amount (i.e., the accretable yield) as interest income over the life of those beneficial interests using the prospective interest method. We continue to estimate the projected cash flows over the life of those beneficial interests for the purposes of both recognizing interest income and evaluating impairment. We recognize an other-than-temporary impairment in the period in which the fair value of those beneficial interests has declined below their respective previous carrying amounts and an adverse change in our estimated cash flows has occurred. To the extent that there is not an adverse change in expected cash flows related to our beneficial interests, but the fair values of such beneficial interests have declined below their respective previous carrying amounts, we qualitatively assess them for other-than-temporary impairment pursuant to SFAS 115.

Other-Than-Temporary Impairment

We evaluate our investments for other-than-temporary impairment at least quarterly in accordance with SFAS 115 and other related guidance, including SEC Staff Accounting Bulletin Topic 5M, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities, and EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. We consider an investment to be other-than-temporarily impaired if its estimated fair value is less than its amortized cost and we have determined that it is probable that we will be unable to collect all of the contractual principal and interest payments or we will not hold such securities until they recover to their previous carrying amount. For equity investments that do not have contractual payments, we primarily consider whether their fair value has declined below their carrying amount. For all other-than-temporary impairment assessments, we consider many factors, including the severity and duration of the impairment, recent events specific to the issuer and/or the industry to which the issuer belongs, external credit ratings and recent downgrades, as well as our ability and intent to hold such securities until recovery.

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

When we either decide to sell a security in an unrealized loss position and do not expect the fair value of the security to fully recover prior to the expected time of sale or determine that a security in an unrealized loss position may be sold in future periods prior to recovery of the impairment, we identify the security as other-than-temporarily impaired in the period that the decision to sell or determination that the security may be sold is made. For all other securities in an unrealized loss position resulting primarily from increases in interest rates, we have the positive intent and ability to hold such securities until the earlier of full recovery or maturity.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Beginning in the second quarter of 2004, we agreed with OFHEO to a revised method of assessing securities backed by manufactured housing loans and by aircraft leases for other-than-temporary impairment. This revision was accounted for previously as a change in estimate. Using this revised method, we recognize other-than-temporary impairment when: (i) our estimate of cash flows projects a loss of principal or interest; (ii) a security is rated BB or lower; (iii) a security is rated BBB or lower and trading below 90% of net carrying amount; or (iv) a security is rated A or better but trading below 80% of net carrying amount. This method has not resulted in any impairment incremental to that determined pursuant to our overall SFAS 115 other-than-temporary impairment policy.

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

Mortgage Loans

Upon acquisition, mortgage loans acquired that we intend to sell or securitize are classified as held for sale (“HFS”) while loans acquired that we have the ability and the intent to hold for the foreseeable future or until maturity are classified as held for investment (“HFI”) pursuant to SFAS No. 65, Accounting for Certain Mortgage Banking Activities (“SFAS 65”). If the underlying assets of a consolidated VIE are mortgage loans, they are classified as HFS if we were initially the transferor of such loans and we can achieve deconsolidation via the sale of a portion of the entity’s beneficial interests; otherwise, such mortgage loans are classified as HFI.

Loans Held for Sale

Loans held for sale are reported at the lower of cost or market and typically only include single-family loans, because we do not generally sell or securitize multifamily loans from our own portfolio. Any excess of an HFS loan’s cost over its fair value is recognized as a valuation allowance, with changes in the valuation allowance recognized as “Investment losses, net” in the consolidated statements of income. Purchase premiums, discounts and/or other loan basis adjustments on HFS loans are deferred upon loan acquisition, included in the cost basis of the loan, and are not amortized. We determine any lower of cost or market (“LOCOM”) adjustment on HFS loans on a pool basis by aggregating those loans based on similar risks and characteristics, such as product types and interest rates.

In the event that HFS loans are reclassified to HFI, the loans are transferred at LOCOM on the date of transfer forming the new cost basis of such loans. Any LOCOM adjustment recognized upon transfer is recognized as a basis adjustment to the HFI loan. Reclassifications of loans from HFI to HFS are infrequent in nature. For such reclassification, the loan is transferred from HFI to HFS at LOCOM. If the change in fair value is due to credit concern on the loan, the initial fair value reduction is recorded as a write down of our recorded investment in the loan and a charge to the allowance for loan losses.

Loans Held for Investment

HFI loans are reported at their outstanding unpaid principal balance adjusted for any deferred and unamortized cost basis adjustments, including purchase premiums, discounts and/or other cost basis adjustments. We recognize interest income on mortgage loans on an accrual basis using the interest method, unless we determine the ultimate collection of contractual principal or interest payments in full is not reasonably assured.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

When the collection of principal or interest payments in full is not reasonably assured, the loan is placed on nonaccrual status as discussed in the “Allowance for Loan Losses and Reserve for Guaranty Losses” section of this note.

Allowance for Loan Losses and Reserve for Guaranty Losses

The allowance for loan losses is a valuation allowance that reflects an estimate of incurred credit losses related to our recorded investment in HFI loans. The reserve for guaranty losses is a liability account in the consolidated balance sheets that reflects an estimate of incurred credit losses related to our guaranty to each MBS trust that we will supplement amounts received by the MBS trust as required to permit timely payment of principal and interest on the related Fannie Mae MBS. We recognize incurred losses by recording a charge to the provision for credit losses in the consolidated statements of income.

Credit losses related to groups of similar single-family and multifamily loans held for investment that are not individually impaired, or those that are collateral for Fannie Mae MBS, are recognized when (i) available information as of each balance sheet date indicates that it is probable a loss has occurred and (ii) the amount of the loss can be reasonably estimated in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”). Single-family and multifamily loans that we evaluate for individual impairment are measured in accordance with the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan (an amendment of FASB Statement No. 5 and 15) (“SFAS 114”). We record charge-offs as a reduction to the allowance for loan losses and reserve for guaranty losses when losses are confirmed through the receipt of assets such as cash or the underlying collateral in full satisfaction of our recorded investment in the mortgage loan.

Single-family Loans

We aggregate single-family loans (except for those that are deemed to be individually impaired pursuant to SFAS 114) based on similar risk characteristics for purposes of estimating incurred credit losses. Those characteristics include but are not limited to: (i) origination year; (ii) loan product type; and (iii) loan-to-value (“LTV”) ratio. Once loans are aggregated, there typically is not a single, distinct event that would result in an individual loan or pool of loans being impaired. Accordingly, to determine an estimate of incurred credit losses, we base our allowance and reserve methodology on the accumulation of a series of historical events and trends, such as loan severity, default rates and recoveries from mortgage insurance contracts that are contractually attached to a loan or other credit enhancements that were entered into contemporaneous with and in contemplation of a guaranty or loan purchase transaction. Our allowance calculation also incorporates a loss confirmation period (the anticipated time lag between a credit loss event and the confirmation of the credit loss resulting from that event) to ensure our allowance estimate captures credit losses that have been incurred as of the balance sheet date but have not been confirmed. In addition, management performs a review of the observable data used in its estimate to ensure it is representative of current economic conditions and other events existing at the balance sheet date. We consider certain factors when determining whether adjustments to the observable data used in our allowance methodology are necessary. These factors include, but are not limited to, levels of and trends in delinquencies; levels of and trends in charge-offs and recoveries; and terms of loans.

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

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Multifamily Loans

Multifamily loans are identified for evaluation for impairment through a credit risk classification process and are individually assigned a risk rating. Based on this evaluation, we determine whether or not a loan is individually impaired. If we deem a multifamily loan to be individually impaired, we measure impairment on that loan based on the fair value of the underlying collateral less estimated costs to sell the property on a discounted basis, as such loans are considered to be collateral-dependent. If we determine that an individual loan that was specifically evaluated for impairment is not individually impaired, we include the loan as part of a pool of loans with similar characteristics evaluated collectively for incurred losses.

We stratify multifamily loans into different risk rating categories based on the credit risk inherent in each individual loan. Credit risk is categorized based on relevant observable data about a borrower’s ability to pay, including reviews of current borrower financial information, operating statements on the underlying collateral, historical payment experience, collateral values when appropriate, and other related credit documentation. Multifamily loans that are categorized into pools based on their relative credit risk ratings are assigned certain default and severity factors representative of the credit risk inherent in each risk category. These factors are applied against our recorded investment in the loans, including recorded accrued interest associated with such loans, to determine an appropriate allowance. As part of our allowance process for multifamily loans, we also consider other factors based on observable data such as historical charge-off experience, loan size and trends in delinquency.

Nonaccrual Loans

We discontinue accruing interest on single-family loans when it is probable that we will not collect principal or interest on a loan, which we have determined to be the earlier of either: (i) payment of principal and interest becomes three months or more past due according to the loan’s contractual terms or (ii) in management’s opinion, collectibility of principal or interest is not reasonably assured. We place a multifamily loan on nonaccrual status using the same criteria; however, multifamily loans are assessed on an individual loan basis whereas single-family loans are assessed on an aggregate basis.

When a loan is placed on nonaccrual status, interest previously accrued but not collected becomes part of our recorded investment in the loan, and is collectively reviewed for impairment. If cash is received while a loan is on nonaccrual status, it is applied first towards the recovery of accrued interest and related scheduled principal repayments. Once these amounts are recovered, interest income is recognized on a cash basis. If there is doubt regarding the ultimate collectibility of the remaining recorded investment in a nonaccrual loan, any payment received is applied to reduce principal to the extent necessary to eliminate such doubt. We return a loan to accrual status when we determine that the collectibility of principal and interest is reasonably assured, which is generally when a loan becomes less than three months past due.

Restructured Loans

A modification to the contractual terms of a loan that results in a concession to a borrower experiencing financial difficulties is considered a troubled debt restructuring (“TDR”). A concession, due to credit deterioration, has been granted to a borrower when we determine that the effective yield based on the

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

restructured loan term is less than the effective yield prior to the modification pursuant to EITF 02-4, Determining Whether a Debtor’s Modification or Exchange of Debt Instruments is within the Scope of FASB Statement No. 15. Impairment of a loan restructured in a TDR is based on the excess of the recorded investment in the loan over the present value of the expected future cash inflows discounted at the loan’s original effective interest rate.

Loans modified that result in terms at least as favorable to us as the terms for comparable loans to other customers with similar collection risks who are not refinancing or restructuring a loan or those that are modified for reasons other than a borrower experiencing financial difficulties are further evaluated to determine whether the modification is considered more than minor pursuant to SFAS No. 91, Accounting for Nonrefundable Fees and Cost Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (an amendment of FASB Statements No. 13, 60 and 65 and rescission of FASB Statement No. 17) (“SFAS 91”) and EITF 01-7, Creditor’s Accounting for a Modification or Exchange of Debt Instruments. If the modification is considered more than minor and the modified loan is not subject to the accounting requirements of SOP 03-3, we treat the modification as an extinguishment of the previously recorded loan and recognition of a new loan and any unamortized basis adjustments on the previously recorded loan are recognized in the consolidated statements of income. Minor modifications and more than minor modifications that are subject to the accounting requirements of SOP 03-3 are accounted for as a continuation of the previously recorded loan.

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

Individually impaired loans currently include those restructured in a TDR, loans subject to SOP 03-3 for which we have a decrease in expected cash flows subsequent to acquisition, certain multifamily loans, and certain single- and multifamily loans that were impacted by Hurricane Katrina in 2005. Our measurement of impairment on an individually impaired loan follows the method that is most consistent with our expectations of recovery of our recorded investment in the loan. When a loan has been restructured, we measure impairment using a cash flow analysis discounted at the loan’s original effective interest rate, as our expectation is that the loan will continue to perform under the restructured terms. When it is determined that the only source to recover our recorded investment in an individually impaired loan is through probable foreclosure of the underlying collateral, we measure impairment based on the fair value of the collateral, reduced by estimated disposal costs, on a discounted basis, and estimated proceeds from mortgage, flood, or hazard insurance or similar sources. Impairment recognized on individually impaired loans is part of our allowance for loan losses.

Loans Purchased or Eligible to be Purchased from Trusts

For securitization trusts that include a Fannie Mae guaranty, we have the option to purchase from those trusts, at par plus accrued interest, loans that have been past due for three or more consecutive months. This is referred to as our default call option. Prior to our adoption of SOP 03-3 in 2005, we recorded loans that we acquired from trusts to which we were not the transferor at the time of securitization, at their acquisition price. Concurrently, a portion of the “Reserve for guaranty losses” was reclassified to the “Allowance for loan losses” in the consolidated balance sheets. On or after January 1, 2005, loans that we acquire out of trusts in connection with our default call option are recorded at fair value in accordance with SOP 03-3 and no valuation allowance is established or carried over at the time of acquisition. As these loans have experienced credit deterioration since origination, the fair value of the loan may differ from its acquisition price or par plus

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchased interest. The excess of the loan’s acquisition price over its fair value is recorded as a charge to the “Reserve for guaranty losses” at the time of acquisition. When the acquired loan’s fair value exceeds the acquisition price, no gain is recognized and we record the loan at its acquisition price. Therefore, the lower of the acquisition price or the loan’s fair value becomes our initial investment in the acquired loan.

For trusts where we were the transferor, when we have the unilateral right to remove the loan from the trust we record the loan in the consolidated balance sheets at fair value, and a corresponding repurchase liability to the trust, pursuant to EITF 02-9, Accounting for Changes That Result in a Transferor Regaining Control of Financial Assets Sold (“EITF 02-9”). Subsequent to acquisition, these loans are also subject to the income recognition and impairment provisions of SOP 03-3 as a result of their past due status and our determination that it is probable we will be unable to collect all amounts due from the borrower in accordance with the loans’ contractual terms.

Acquired Property, Net

“Acquired property, net” includes foreclosed property received in full satisfaction of a loan. We recognize foreclosed property upon the earlier of the loan foreclosure event or when we take physical possession of the property (i.e., through a deed in lieu of foreclosure transaction). Foreclosed property is initially measured at its fair value less estimated costs to sell. We treat any excess of our recorded investment in the loan over the fair value less estimated costs to sell the property as a charge-off to the “Allowance for loan losses.” Any excess of the fair value less estimated costs to sell the property over our recorded investment in the loan is recognized first to recover any forgone, contractually due interest, then to “Foreclosed property expense (income)” in the consolidated statements of income.

Properties that we do not intend to sell or that are not ready for immediate sale in their current condition, including certain single-family properties we made available for families impacted by Hurricane Katrina, are classified separately as held for use, and are depreciated and recorded in “Other assets” in the consolidated balance sheets. In 2005, we reclassified $123 million of acquired properties from held for sale to held for use related to impacted Hurricane Katrina properties. We report foreclosed properties that we intend to sell, are actively marketing and are available for immediate sale in their current condition as held for sale. These properties are reported at the lower of their carrying amount or fair value less estimated selling costs, on a discounted basis if the sale is expected to occur beyond one year and are not depreciated. The fair value of our foreclosed properties is determined by third party appraisals, when available. When third party appraisals are not available, we estimate fair value based on factors such as prices for similar properties in similar geographical areas and/or assessment through observation of such properties. We recognize a loss for any subsequent write-down of the property to its fair value less estimated costs to sell through a valuation allowance with an offsetting charge to “Foreclosed property expense (income)” in the consolidated statements of income. A recovery is recognized for any subsequent increase in fair value less estimated costs to sell up to the cumulative loss previously recognized through the valuation allowance. As of December 31, 2005 and 2004, we had a valuation allowance on acquired property of $80 million and $74 million, respectively. Gains or losses on sales of foreclosed property are recognized through “Foreclosed property expense (income)” in the consolidated statements of income.

Guaranty Accounting

Our primary guaranty transactions result from mortgage loan securitizations in which we issue Fannie Mae MBS. The majority of our Fannie Mae MBS issuances fall within two broad categories: (i) lender swap transactions, where a lender delivers mortgage loans to us to deposit into a trust in exchange for our guaranteed Fannie Mae MBS backed by those mortgage loans and (ii) portfolio securitizations, where we securitize loans that were previously included in the consolidated balance sheets, and create guaranteed Fannie Mae MBS backed by those loans. As guarantor, we guarantee to each MBS trust that we will supplement

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amounts received by the MBS trust as required to permit timely payments of principal and interest on the related Fannie Mae MBS. This obligation represents an obligation to stand ready to perform over the term of the guaranty. Therefore, our guaranty exposes us to credit losses on the loans underlying Fannie Mae MBS.

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

FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34) (“FIN 45”) requires a guarantor, at inception of a guaranty to an unconsolidated entity, to recognize a non-contingent liability for the fair value of its obligation to stand ready to perform over the term of the guaranty in the event that specified triggering events or conditions occur. We record this amount on the consolidated balance sheets as a component of “Guaranty obligations.” We also record a guaranty asset that represents the present value of cash flows expected to be received as compensation over the life of the guaranty. If the fair value of the guaranty obligation is less than the present value of the consideration we expect to receive, including the fair value of the guaranty asset and any upfront assets exchanged, we defer the excess as deferred profit, which is recorded as an additional component of “Guaranty obligations.” If the fair value of the guaranty obligation exceeds the compensation received, we recognize a loss in “Guaranty fee income” in the consolidated statements of income at inception of the guaranty fee contract. We recognize a liability for estimable and probable losses for the credit risk we assume on loans underlying Fannie Mae MBS based on management’s estimate of probable losses incurred on those loans at each balance sheet date. We record this contingent liability in the consolidated balance sheets as “Reserve for guaranty losses.”

As we collect monthly guaranty fees, we reduce guaranty assets to reflect cash payments received and recognize imputed interest income on guaranty assets as a component of “Guaranty fee income” under the prospective interest method pursuant to EITF 99-20. We reduce the corresponding guaranty obligation, including the deferred profit, in proportion to the reduction in guaranty assets and recognize this reduction in the consolidated statements of income as an additional component of “Guaranty fee income.” We assess guaranty assets for other-than-temporary impairment based on changes in our estimate of the cash flows to be received. When we determine a guaranty asset is other-than-temporarily impaired, we write down the cost basis of the guaranty asset to its fair value and include the amount written-down in “Guaranty fee income” in the consolidated statements of income. Any other-than-temporary impairment recorded on guaranty assets results in a proportionate reduction in the corresponding guaranty obligations, including the deferred profit.

We account for buy-ups in the same manner as AFS securities. Accordingly, we record buy-ups in the consolidated balance sheets at fair value in “Other assets,” with any changes in fair value recorded in AOCI, net of tax. We assess buy-ups for other-than-temporary impairment based on the provisions of EITF 99-20 and

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The fair value of the guaranty asset at inception is based on the present value of expected cash flows using management’s best estimates of certain key assumptions, which include prepayment speeds, forward yield curves and discount rates commensurate with the risks involved. These cash flows are projected using proprietary prepayment, interest rate and credit risk models. Because guaranty assets are like an interest-only income stream, the projected cash flows from our guaranty assets are discounted using interest spreads from a representative sample of interest-only trust securities. We adjust these discounted cash flows for the less liquid nature of the guaranty asset as compared to the interest-only trust securities. The fair value of the obligation to stand ready to perform over the term of the guaranty represents management’s estimate of the amount that we would be required to pay a third party of similar credit standing to assume our obligation. This amount is based on the present value of expected cash flows using management’s best estimates of certain key assumptions, which include default and severity rates and a market rate of return.

The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to our guaranties issued or modified on or after January 1, 2003. For lender swap transactions entered into prior to the effective date of FIN 45, we recognized guaranty fees in the consolidated statements of income as “Guaranty fee income” on an accrual basis over the term of the unconsolidated Fannie Mae MBS. We recognized a contingent liability under SFAS 5 based on management’s estimate of probable losses incurred on those loans at each balance sheet date. Upfront cash payments received in the form of risk-based pricing adjustments or buy-downs were deferred as a component of “Other liabilities” in the consolidated balance sheets and amortized into “Guaranty fee income” in the consolidated statements of income over the life of the guaranty using the interest method prescribed in SFAS 91. The accounting for buy-ups was not changed when FIN 45 became effective.

Guaranties Issued in Connection with Portfolio Securitizations

In addition to retained interests in the form of Fannie Mae MBS, REMICs, and MSAs, we retain an interest in securitized loans in a portfolio securitization, which represents our right to future cash flows associated primarily with providing our guaranty. We account for the retained guaranty interest in a portfolio securitization in the same manner as AFS securities and record it in the consolidated balance sheets as a component of “Guaranty assets.” The fair value of the guaranty asset is determined in the same manner as the fair value of the guaranty asset in a lender swap transaction. We assume a recourse obligation in connection with our guaranty of the timely payment of principal and interest to the MBS trust that we measure and record in the consolidated balance sheets under “Guaranty obligations” based on the fair value of the recourse obligation at inception. Any difference between the guaranty asset and the guaranty obligation in a portfolio securitization is recognized as a component of the gain or loss on the sale of mortgage-related assets and is recorded as “Investment losses, net” in the consolidated statements of income.

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

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Amortization of Cost Basis and Guaranty Price Adjustments

Cost Basis Adjustments

We account for cost basis adjustments, including premiums and discounts on mortgage loans and securities, in accordance with SFAS 91, which generally requires deferred fees and costs to be recognized as an adjustment to yield using the interest method over the contractual or estimated life of the loan or security. We amortize these cost basis adjustments into interest income for mortgage securities and loans held for investment. We do not amortize cost basis adjustments for loans that we classify as HFS but include them in the calculation of gain or loss on the sale of those loans.

We hold a large number of similar mortgage loans and mortgage-related securities backed by a large number of similar mortgage loans for which prepayments are probable and for which we can reasonably estimate the timing of such prepayments. We use prepayment estimates in determining periodic amortization of cost basis adjustments on substantially all mortgage loans and mortgage-related securities in our portfolio under the interest method using a constant effective yield. We include this amortization in “Interest income” in each period. For the purpose of amortizing cost basis adjustments, we aggregate similar mortgage loans or mortgage-related securities with similar prepayment characteristics. We consider Fannie Mae MBS to be aggregations of similar loans for the purpose of estimating prepayments. We aggregate individual mortgage loans based upon coupon rate, product type and origination year for the purpose of estimating prepayments. For each reporting period, we recalculate the constant effective yield to reflect the actual payments and prepayments we have received to date and our new estimate of future prepayments. We adjust the net investment of our mortgage loans and mortgage-related securities to the amount at which they would have been stated if the recalculated constant effective yield had been applied since their acquisition with a corresponding charge or credit to interest income.

We use the contractual terms to determine amortization if prepayments are not probable, we cannot reasonably estimate prepayments, or we do not hold a large enough number of similar loans or there is not a large number of similar loans underlying a security. For these loans, we cease amortization of cost basis adjustments during periods in which interest income on the loan is not being recognized because the collection of the principal and interest payments are not reasonably assured (that is, when a loan is placed on nonaccrual status).

Deferred Guaranty Price Adjustments

We applied the interest method using a constant effective yield to amortize all risk-based price adjustments and buy-downs in connection with our Fannie Mae MBS issued prior to January 1, 2003. We calculated the

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For risk-based pricing adjustments and buy-downs that arose on Fannie Mae MBS issued on or after January 1, 2003, we record the cash received and increase “Guaranty obligations” by a similar amount.

Master Servicing

Upon a transfer of loans to us, either in connection with a portfolio purchase or a lender swap transaction, we enter into an agreement with the lender, or its designee, to have that entity continue to perform the day-to-day servicing of the mortgage loans, herein referred to as primary servicing. We assume an obligation to perform certain limited master servicing activities when these loans are securitized. These activities include assuming the ultimate obligation for the day-to-day servicing in the event of default by the primary servicer until a new primary servicer can be put in place and certain ongoing administrative functions associated with the securitization. As compensation for performing these master servicing activities, we receive the right to the interest earned on cash flows from the date of remittance by the servicer to us until the date of distribution of such cash flows to MBS certificate holders.

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

An MSA is carried at LOCOM and amortized in proportion to net servicing income for each period. We record impairment of the MSA through a valuation allowance. When we determine an MSA is other-than-temporarily impaired, we write down the cost basis of the MSA to its fair value. We individually assess our MSA for impairment by reviewing changes in historical interest rates and the impact of those changes on the historical fair values of the MSA. We then determine our expectation of the likelihood of a range of interest rate changes over an appropriate recovery period using historical interest rate movements. We record an other-than-temporary impairment when we do not expect to recover the valuation allowance based on our expectation of the interest rate changes and their impact on the fair value of the MSA during the recovery period. Amortization and impairment of the MSA are recorded as components of “Fee and other income” in the consolidated statements of income.

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

Other Investments

Unconsolidated investments in limited partnerships are primarily accounted for under the equity method of accounting pursuant to SOP 78-9. These investments include our LIHTC and other partnership investments. Under the equity method, our investment is increased (decreased) for our share of the limited partnership’s net income or loss reflected in “Loss from partnership investments” in the consolidated statements of income, as well as increased for contributions made and reduced by distributions received.

For other unconsolidated investments, we apply either the equity or the cost method of accounting. Investments in entities where our ownership is between 20% and 50%, or which provide us the ability to exercise significant influence over the entity’s operations and management functions, are accounted for using the equity method. Investments in entities where our ownership is less than 20% and we have no ability to exercise significant influence over an entity’s operations are accounted for using the cost method. These investments are included as “Other assets” in the consolidated balance sheets.

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

Internally Developed Software

We incur costs to develop software for internal use. Certain direct development costs and software enhancements associated with internal-use software are capitalized, including external direct costs of materials and services, and internal labor costs directly devoted to these software projects under SOP 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use.  Such capitalized costs were $32 million, $40 million and $85 million for the years ended December 31, 2005, 2004 and 2003, respectively. We recognize an impairment charge on these capitalized costs when, during the development stage of the project, we determine that the project is no longer probable of completion. For the years ended December 31, 2005 and 2004, we recognized impairment charges of $7 million and $159 million, respectively. No impairment charge was deemed necessary for 2003. Capitalized costs are included as “Other assets” in the consolidated balance sheets. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred.

Commitments to Purchase and Sell Mortgage Loans and Securities

We enter into commitments to purchase and sell mortgage-related securities and to purchase single-family and multifamily mortgage loans. Commitments to purchase or sell some mortgage-related securities and to purchase single-family mortgage loans are derivatives under SFAS No. 133, Accounting for Derivative

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Instruments and Hedging Activities (“SFAS 133”), as amended and interpreted. Our commitments to purchase multifamily loans are not derivatives under SFAS 133 because they do not provide for net settlement.

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

Each REMIC transaction is individually negotiated; therefore, the period between trade date and issuance date is the shortest period possible for these commitments and they are regular-way securities trades. On July 1, 2003, SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”), amended the regular-way securities trade exception for commitments for securities that have not yet been issued and TBA-eligible mortgage-related securities. That amendment required companies to provide documentation that they expected commitments to physically settle. We did not provide such documentation; therefore, beginning July 1, 2003, we account for all commitments for securities not yet issued or TBA securities as derivatives unless such securities are recorded on the trade date.

Commitments to purchase securities that we do not account for as derivatives, such as those that qualified as regular-way securities trades, are accounted for as forward contracts to purchase securities under the guidance of EITF Issue No. 96-11, Accounting for Forward Contracts and Purchased Options to Acquire Securities Covered by FASB Statement No. 115 (“EITF 96-11”). These commitments are designated as AFS or trading at inception and accounted for in a manner consistent with SFAS 115 for that category of securities. For commitments to sell mortgage-related securities in trading activities that we do not account for as derivatives, we account for them at fair value and include them in “Other assets” or “Other liabilities” in the consolidated balance sheets with unrealized gains and losses included in “Investment losses, net” in the consolidated statements of income.

We apply trade date accounting to commitments to purchase or sell existing securities when these commitments settle within the period of time that is customary in the market in which those trades take place.

The following table summarizes the accounting standards that apply to our mortgage loan and securities commitments from January 1, 2003 through December 31, 2005.

	January 1, 2003	July 1, 2003 to
Commitment Type	to June 30, 2003	December 31, 2005

Mortgage Loans	SFAS 133	SFAS 133
Securities	SFAS 133	SFAS 133
	EITF 96-11	SFAS 149
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

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

apply hedge accounting pursuant to SFAS 133; therefore, all fair value gains and losses on derivatives as well as interest accruals are recorded in “Derivatives fair value gains (losses), net” in the consolidated statements of income.

We offset the carrying amounts of derivatives in gain positions and loss positions with the same counterparty in accordance with FIN No. 39, Offsetting of Amounts Related to Certain Contracts (an interpretation of APB Opinion No. 10 and FASB Statement No. 105) (“FIN 39”). We offset these amounts because the derivative contracts have determinable amounts, we have the legal right to offset amounts with each counterparty, that right is enforceable by law, and we intend to offset the amounts to settle the contracts.

Fair value is determined using quoted market prices in active markets, when available. If quoted market prices are not available for particular derivatives, we use quoted market prices for similar derivatives that we adjust for directly observable or corroborated (i.e., information purchased from third-party service providers) market information. In the absence of observable or corroborated market data, we use internally developed estimates, incorporating market-based assumptions wherever such information is available. For derivatives other than commitments, we use a mid price when there is spread between a bid and ask price.

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

Collateral

We enter into various transactions where we pledge and accept collateral, the most common of which are our derivative transactions. Required collateral levels vary depending on the credit risk rating and type of counterparty. We also pledge and receive collateral under our repurchase and reverse repurchase agreements. The fair value of the collateral received from our counterparties is monitored, and we may require additional collateral from those counterparties, as deemed appropriate. Collateral received under early funding agreements with lenders, whereby we advance funds to lenders prior to the settlement of a security commitment, must meet our standard underwriting guidelines for the purchase or guarantee of mortgage loans.

Cash Collateral

To the extent that we pledge cash collateral and give up control to a counterparty, we remove it from the consolidated balance sheets. We had not pledged any cash collateral as of December 31, 2005 or 2004. Cash collateral accepted from a counterparty that we have the right to use is recorded as “Cash and cash equivalents” in the consolidated balance sheets. Cash collateral accepted from a counterparty that we do not have the right to use is included as “Restricted cash” in the consolidated balance sheets. We accepted cash collateral of $2.5 billion and $2.7 billion as of December 31, 2005 and 2004, respectively, of which $248 million and $601 million, respectively, was restricted.

Non-Cash Collateral

Securities pledged to counterparties are included as either “Investments in securities” or “Cash and cash equivalents” in the consolidated balance sheets. As of December 31, 2005 and 2004, we pledged $293 million and $1.5 billion of AFS securities, respectively, which the counterparty did not have the right to sell or repledge. As of December 31, 2004, we pledged $187 million of trading securities, which the counterparty did not have the right to sell or repledge. As of December 31, 2005, we did not have any outstanding

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securities sold under agreements to repurchase and therefore, we did not pledge any securities. As of December 31, 2005 and 2004, we pledged $686 million and $242 million, respectively, of cash equivalents.

The fair value of non-cash collateral accepted that we were permitted to sell or repledge was $2.2 billion and $3.5 billion as of December 31, 2005 and 2004, respectively, of which none was sold or repledged. The fair value of collateral accepted that we were not permitted to sell or repledge was $246 million and $393 million as of December 31, 2005 and 2004, respectively.

Our liability to third-party holders of Fannie Mae MBS that arises as the result of a consolidation of a securitization trust is fully collateralized by underlying loans and/or mortgage-related securities.

When securities sold under agreements to repurchase meet all of the conditions of a secured financing, the collateral of the transferred securities are reported at the amounts at which the securities will be reacquired including accrued interest.

Debt

Our outstanding debt is classified as either short-term or long-term based on the initial contractual maturity. Deferred items, including premiums, discounts and other cost basis adjustments are reported as basis adjustments to “Short-term debt” or “Long-term debt” in the consolidated balance sheets. The carrying amount, accrued interest and basis adjustments of debt denominated in a foreign currency are re-measured into U.S. dollars using foreign exchange spot rates at the balance sheet date and any associated gains or losses are reported in “Fee and other income” in the consolidated statements of income. Foreign currency gains and losses included in “Fee and other income” for the years ended December 31, 2005, 2004 and 2003, were gains of $625 million and losses of $304 million and $707 million, respectively.

The classification of interest expense as either short-term or long-term is based on the contractual maturity of the related debt. Premiums, discounts and other cost basis adjustments are amortized and reported through interest expense using the effective interest method over the contractual term of the debt. Amortization of premiums, discounts and other cost basis adjustments begins at the time of debt issuance. Interest expense for debt denominated in a foreign currency is re-measured into U.S. dollars using the monthly weighted average spot rate since the interest expense is incurred over the reporting period. The difference in rates arising from the month-end spot exchange rate used to calculate the interest accruals and the weighted-average exchange rate used to record the interest expense is a foreign currency transaction gain or loss for the period and is included as either “Short-term interest expense” or “Long-term interest expense” in the consolidated statements of income.

Fees Received on the Structuring of Transactions

We offer certain re-securitization services to customers in exchange for fees. Such services include, but are not limited to, the issuance, guarantee and administration of Fannie Mae REMIC, stripped mortgage-backed securities (“SMBS”), grantor trust, and Fannie Mae Mega® securities (collectively, the “Structured Securities”). We receive a one-time conversion fee upon issuance of a Structured Security that varies based on the value of securities issued and the transaction structure. The conversion fee compensates us for all services we provide in connection with the Structured Security, including services provided at and prior to security issuance and over the life of the Structured Securities. Except for Structured Securities where the underlying collateral is whole loans or private-label securities, we generally do not receive a guaranty fee as compensation in connection with the issuance of a Structured Security because the transferred mortgage-related securities have previously been guaranteed by us or another party.

We defer a portion of the fee received upon issuance of a Structured Security based on our estimate of the fair value of our future administration services in accordance with EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. The deferred revenue is amortized on a straight-line basis over the expected life of the Structured Security. The excess of the total fee over the fair value of the future services is recognized in the

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consolidated statements of income upon issuance of a Structured Security. However, when we acquire a portion of a Structured Security contemporaneous with our structuring of the transaction, we defer and amortize a portion of this upfront fee as an adjustment to the yield of the purchased security pursuant to SFAS 91. Fees received and costs incurred related to our structuring of securities are presented in “Fee and other income” in the consolidated statements of income.

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

Stock-Based Compensation

Effective January 1, 2003, we adopted the expense recognition provisions of the fair value method of accounting for employee stock compensation pursuant to SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). In accordance with the transitional guidance of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123, and SFAS 123, we elected to prospectively apply the fair value method of accounting for stock-based awards granted on or after January 1, 2003. For such awards, compensation expense is measured at fair value and recognized in “Salaries and employee benefits expense” in the consolidated statements of income over the required service period. Prior to adoption of SFAS 123, we applied the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and did not recognize compensation expense on our stock-based compensation, except for options deemed to be variable awards and stock awards. In 2005, we continued to account for stock-based compensation awarded prior to January 1, 2003 under APB 25, unless such awards were modified subsequent to that date.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Had compensation costs for all awards under our stock-based compensation plans been determined using the fair value method required by SFAS 123, our net income available to common stockholders and earnings per share would have been reduced to the pro forma amounts displayed in the table below.

	For the Year Ended December 31,
	2005	2004	2003
	(Dollars in millions, except per share amounts)

Net income available to common stockholders, as reported	$5,861	$4,802	$7,931
Plus: Stock-based employee compensation expense included in reported net income, net of related tax effects	22	68	74
Less: Stock-based employee compensation expense determined under fair value based method, net of related tax effects	(35)	(97)	(123)

Pro forma net income available to common stockholders(1)	$5,848	$4,773	$7,882

Earnings per share:
Basic—as reported	$6.04	$4.95	$8.12
Basic—pro forma	6.03	4.92	8.07
Diluted—as reported	$6.01	$4.94	$8.08
Diluted—pro forma	5.99	4.91	8.03

(1)	In the computation of proforma diluted EPS for 2005, the convertible preferred stock dividends of $135 million are added back to proforma net income available to common stockholders since the assumed conversion of the preferred shares is dilutive and assumed to be converted from the beginning of the period.

The fair value of the options granted under our stock-based compensation plans are estimated on the date of the grant using a Black-Scholes model with the following weighted average assumptions displayed in the table below.

	2005(1)	2004	2003

Risk-free rate	3.88%	2.52%	2.63%
Volatility	28.80%	28.19%	29.37%
Dividend	$1.70	$2.08	$1.56
Average expected life	6 yrs	4 yrs	4 yrs

(1)	Excludes our Employee Stock Purchase Program Plus, which has a one year expected life, as it was not offered in 2005.

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

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other Comprehensive Income

Other comprehensive income is the change in equity, net of tax, resulting from transactions recorded in the consolidated statements of income, plus certain transactions that are recorded directly to stockholders’ equity. These other transactions include unrealized gains and losses on AFS securities and certain commitments whose underlying securities are classified as AFS, unrealized gains and losses on guaranty assets resulting from portfolio transactions and buy-ups resulting from lender swap transactions, deferred hedging gains and losses from cash flow hedges entered into prior to our adoption of SFAS 133 and changes in our minimum pension liability.

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

New Accounting Pronouncements

SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 03-3. SOP 03-3 applies to acquired loans, debt securities and beneficial interests where there has been evidence of deterioration in credit quality since origination and for which it is probable at the acquisition date that the investor will not be able to collect all amounts from the borrower in accordance with the loan’s contractual terms. It addresses the accounting for differences between the contractual cash flows of acquired loans and the cash flows expected to be collected from an investor’s initial investment in loans acquired in a transfer if those differences are attributable, at least in part, to credit quality. Loans carried at fair value or mortgage loans held for sale are excluded from the scope of SOP 03-3. SOP 03-3 applies prospectively to loans acquired in fiscal years beginning after December 15, 2004.

We adopted the provisions of SOP 03-3 as of January 1, 2005. SOP 03-3 applies primarily to delinquent loans that we acquire from MBS trusts in connection with our guaranty as well as to delinquent loans in MBS trusts or private-label trusts that we consolidate pursuant to FIN 46R. Loans that we acquire within the scope of SOP 03-3 are initially recorded at fair value and no valuation allowance is established or carried over at the date of acquisition. The amount of yield that may be accreted as interest income on loans within the scope of SOP 03-3 is limited to the excess of our estimate of undiscounted expected principal, interest and other cash flows, including contractually due fees, from the loan over our initial investment in the loan. The excess of our contractual principal and interest over the amount of cash flows we expect to collect represents a nonaccretable difference that is not accreted to interest income nor displayed in the consolidated balance sheets. We consider expected prepayments when calculating the accretable yield and non-accretable difference.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

While an SOP 03-3 loan is on nonaccrual, no yield is accreted to interest income. The amount of yield to be accreted is not displayed in the consolidated balance sheets. Subsequent increases in estimated future cash flows to be collected are recognized prospectively in interest income through a yield adjustment over the remaining contractual life of the loan. Decreases in estimated future cash flows to be collected are recognized as impairment expense through a valuation allowance. For the year ended December 31, 2005 we recorded a charge to the “Reserve for guaranty losses” of $251 million in connection with our purchase of loans accounted for under SOP 03-3.

SFAS No. 123R, Share-Based Payment and SAB No. 107

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment (“SFAS 123R”), which revises SFAS 123 and supersedes APB 25 and its related implementation guidance. SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of APB 25 to stock compensation awards issued to employees. Rather, SFAS 123R requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. With respect to options, SFAS 123R requires that they be measured at fair value using an option-pricing model that takes into account the options’ unique characteristics and recognition of the cost as expense over the period the employee provides services to earn the award, which is generally the vesting period. Also, SFAS 123R requires that excess tax benefits be classified as a financing cash inflow in the consolidated statements of cash flows.

This standard includes measurement requirements for employee stock options that are similar to those under the fair value-based method of SFAS 123; however, SFAS 123R requires initial and ongoing estimates of the amount of shares that will vest while SFAS 123 provided entities the option of assuming that all shares would vest and then recognizing actual forfeitures as they occur. SFAS 123R also clarifies and expands the guidance in SFAS 123 regarding classification of an award as equity or as a liability.

Additionally, SEC Staff Accounting Bulletin 107, Share-Based Payment, provides guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as the staff’s views regarding the valuation of share-based payment arrangements.

SFAS 123R is effective for annual periods beginning after June 15, 2005 and allows the use of the modified prospective application method to be applied to new awards, unvested awards and to awards modified, repurchased or cancelled after the effective date. We prospectively adopted the fair value expense recognition provisions of SFAS 123 effective January 1, 2003, using a model to estimate the fair value of the majority of our stock awards. We adopted SFAS 123R effective January 1, 2006 with no material impact to the consolidated financial statements.

SFAS No. 154, Accounting Changes and Error Corrections

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

APB 20 requires that the cumulative effect of most voluntary changes in accounting principles be included in net income in the period of adoption. The new statement requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable to determine either period-specific effects or the cumulative effect of the change. In addition, SFAS 154 requires that we account for a change in method of depreciation, amortization or depletion for long-lived, non-financial assets as a change in accounting estimate that is effected by a change in accounting principle. APB 20 previously required that we report such a change as a change in accounting principle.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 effective January 1, 2006 had no impact on the consolidated financial statements.

SFAS No. 155, Accounting for Certain Hybrid Financial Instruments and DIG Issue No. B40, Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), an amendment of SFAS 133 and SFAS 140. This statement: (i) clarifies which interest-only strips and principal-only strips are not subject to SFAS 133; (ii) establishes a requirement to evaluate interests in securitized financial instruments that contain an embedded derivative requiring bifurcation; (iii) clarifies that concentration of credit risks in the form of subordination are not embedded derivatives; and (iv) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.

In January 2007, FASB issued Derivatives Implementation Group (“DIG”) Issue No. B40 (“DIG B40”). The objective of DIG B40 is to provide a narrow scope exception to certain provisions of SFAS 133 for securitized interests that contain only an embedded derivative that is tied to the prepayment risk of the underlying financial assets. SFAS 155 and DIG B40 are effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. We adopted SFAS 155 effective January 1, 2007 and elected fair value remeasurement for hybrid financial instruments that contain embedded derivatives that otherwise require bifurcation, which includes buy-ups and guarantee assets arising from portfolio securitization transactions. We also elected to classify investment securities that may contain embedded derivatives as trading securities under SFAS 115. SFAS 155 is a prospective standard and had no impact on the consolidated financial statements on the date of adoption.

SFAS No. 156, Accounting for Servicing of Financial Assets

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

SFAS 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of a fiscal year that begins after September 15, 2006, with early adoption permitted. We adopted SFAS 156 effective January 1, 2007, with no material impact to the consolidated financial statements. We do not believe SFAS 156 will have a material effect on the consolidated financial statements, because we do not intend to measure MSRs at fair value subsequent to their initial recognition.

FIN 48, Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 supplements SFAS 109 by defining a threshold for recognizing tax benefits in the consolidated financial statements. FIN 48 provides a two-step approach to recognizing and measuring tax benefits when a benefit’s realization is uncertain. First, we must determine whether the benefit is to be recognized and then the amount to be recognized. Income tax benefits should be recognized when, based on the technical merits of a tax position, we believe that if upon examination, including resolution of any appeals or litigation process, it is more likely than not (a probability of greater than 50%) that the tax position would be sustained as filed. The benefit recognized for a tax position that meets the more-likely-than-not criterion is measured based on the

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the taxing authority, taking into consideration the amounts and probabilities of the outcomes upon settlement.

In March 2007, FSP FIN 48-a, Definition of Settlement in FASB Interpretation 48, was proposed by the FASB. The objective of FSP FIN 48-a is to replace the term “ultimate settlement,” originally introduced in FIN 48, with the term “effective settlement” and to provide guidance to determine whether or not a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Final guidance of FSP FIN 48-a is expected in the second quarter of 2007 with an effective date that coincides with that of FIN 48.

FIN 48 is effective for consolidated financial statements beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 upon adoption will be reported as an adjustment to beginning retained earnings. We are evaluating the impact of the adoption of FIN 48 and FSP FIN 48-a on the consolidated financial statements.

SFAS No. 157, Fair Value Measurements

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

SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires the recognition of a plan’s over-funded or under-funded status as an asset or liability and recognition of actuarial gains and losses and prior service costs and credits as an adjustment to accumulated other comprehensive income, net of income tax. Additionally, it requires determination of benefit obligations and the fair values of a plan’s assets at a company’s year-end. SFAS 158 is effective as of the end of the fiscal year ending after December 15, 2006. We adopted SFAS 158 effective December 31, 2006 and reduced shareholders’ equity by approximately $100 million to record the underfunded status of our plans.

SFAS No. 159, Fair Value Option

In February 2007, the FASB issued SFAS No. 159, Fair Value Option (“SFAS 159”). SFAS 159 permits companies to make a one-time election to report certain financial instruments at fair value with the changes in fair value included in earnings. SFAS 159 is effective for consolidated financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not plan to elect early adoption and are still evaluating how we will adopt SFAS 159. We have not yet determined the impact, if any, on the consolidated financial statements of adopting this standard.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Consolidations

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

Types of VIEs

Securitization Trusts

Under our lender swap and portfolio securitization transactions, mortgage loans are transferred to a trust specifically for the purpose of issuing a single class of guaranteed securities that are collateralized by the underlying mortgage loans. The trust’s permitted activities include receiving the transferred assets, issuing beneficial interests, establishing the guaranty, and servicing the underlying mortgage loans. In our capacity as issuer, master servicer, trustee and guarantor, we earn fees for our obligations to each trust. Additionally, we may retain or purchase a portion of the securities issued by each trust. However, the substantial majority of outstanding Fannie Mae MBS is held by third parties and therefore is generally not reflected in the consolidated balance sheets. We have securitized mortgage loans since 1981. Refer to “Note 6, Portfolio Securitizations” for additional information regarding the securitizations for which we are the transferor.

In our structured securitization transactions, we earn transaction fees for assisting lenders and dealers with the design and issuance of structured mortgage-related securities. The trusts created pursuant to these transactions have permitted activities that are similar to those for our lender swap and portfolio securitization transactions. The assets of these trusts may include mortgage-related securities and/or mortgage loans as collateral. The trusts created for Fannie Mega securities issue single-class securities while the trusts created for REMIC, grantor trust and SMBS securities issue single-class as well as multi-class securities, the latter of which separate the cash flows from underlying assets into separately tradable interests. Our obligations and continued involvement in these trusts are similar to that described for lender swap and portfolio securitization transactions. We have securitized mortgage assets in structured transactions since 1986.

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

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We also invest in other limited partnerships designed to acquire, develop and hold for sale or lease single-family (includes townhomes and condominiums), multifamily, retail or commercial real estate, as well as, in some cases, generate a combination of historic restoration, new markets or low-income housing tax credits. We invest in these partnerships in order to increase the supply of affordable housing in the United States and to serve communities in need. We also earn a return on these investments, which in certain cases is generated through reductions in our federal income tax liability as a result of the use of tax credits for which the partnerships qualify, as well as the deductibility of the partnerships’ net operating losses.

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

Other VIEs

The management and marketing of our foreclosed multifamily properties is performed by an independent third party. To facilitate this arrangement, we transfer foreclosed properties to a VIE that is established by the counterparty responsible for managing and marketing the properties. We are the primary beneficiary of the entity. However, the only assets of the VIE are those foreclosed properties transferred by us. Because our transfer of the foreclosed properties does not qualify as a sale, the foreclosed properties are recorded in “Acquired property, net” in the consolidated balance sheets.

Consolidated VIEs

We consolidate in our financial statements Fannie Mae MBS trusts when we own 100% of the trust, which gives us the unilateral ability to liquidate the trust. We also consolidate MBS trusts that do not meet the definition of a QSPE when we are deemed to be the primary beneficiary. This includes certain private-label and Fannie Mae securitization trusts that meet the VIE criteria. As an active participant in the secondary mortgage market, our ownership percentage in any given mortgage-related security will vary over time. We consolidated $113.1 billion and $147.8 billion of assets from MBS trusts in the consolidated balance sheets as of December 31, 2005 and 2004, respectively. Third-party ownership in these consolidated MBS trusts was $8.6 billion and $9.7 billion as of December 31, 2005 and 2004, respectively, and is recorded as a component of either “Short-term debt” or “Long-term debt” in the consolidated balance sheets.

We consolidate in our financial statements the assets and liabilities of limited partnerships that are VIEs if we are deemed to be the primary beneficiary. Accordingly, we have consolidated private-label funds and certain investments in multi-investor funds that invest in LIHTC operating partnerships. As of December 31, 2005 and 2004, we consolidated $4.7 billion and $3.8 billion, respectively, of assets of limited partnerships recorded as “Partnership investments,” “Cash and cash equivalents” and “Restricted cash” in the consolidated balance sheets. Third-party ownership in these consolidated limited partnerships is recorded in “Minority interests in consolidated subsidiaries” in the consolidated balance sheets.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays the carrying amount and classification of consolidated assets of VIEs as of December 31, 2005 and 2004.

	As of December 31,
	2005	2004
	(Dollars in millions)

Loans	$110,544	$143,800
Securities(1)	2,644	4,139
Partnership investments	4,555	3,689
Cash and cash equivalents(2)	149	106

Total assets of consolidated VIEs	$117,892	$151,734

(1)	Includes consolidated MBS trusts and consolidated mortgage revenue bond trusts.

(2)	Includes restricted cash.

In general, the investors in the obligations of consolidated VIEs have recourse only to the assets of those VIEs and do not have recourse to us, except where we provide a guaranty to the VIE.

Non-consolidated VIEs

We also have investments in VIEs that we do not consolidate because we are not deemed to be the primary beneficiary. These VIEs include the securitization trusts and LIHTC partnerships described above where our ownership represents a significant variable interest in the entity, including our investments in certain Fannie Mae securitization trusts, private-label trusts, LIHTC partnerships, other tax partnerships and other entities that meet the VIE criteria.

We consolidated our investments in certain LIHTC funds that were structured as limited partnerships. Such consolidated investments had recorded assets of $3.3 billion as of December 31, 2005. The funds that were consolidated own a majority of the limited partnership interests in LIHTC operating partnerships. These consolidated funds invest in such operating partnerships, which did not require consolidation under FIN 46R. We accounted for these funds, which totaled $3.0 billion, using the equity method. In addition, such unconsolidated operating partnerships had $204 million in mortgage debt that we own or guarantee.

The total assets of unconsolidated VIEs where we have significant involvement, exclusive of the unconsolidated LIHTC operating partnerships described above, was $54.8 billion and $33.8 billion as of December 31, 2005 and 2004, respectively. These amounts include $43.7 billion and $25.0 billion in mortgage-backed trust transactions, $4.4 billion and $3.7 billion in asset-backed trust transactions and $6.7 billion and $5.1 billion in limited partnership investments, respectively.

In the aggregate, as of December 31, 2005, our maximum exposure to loss from our unconsolidated VIEs (inclusive of the unconsolidated LIHTC operating partnerships) approximated $25.7 billion, which represents the greater of our recorded investment in the entity or the unpaid principal balance of the assets that are covered by our guaranty. If a payment was required for certificates that received the benefit of our guaranty, our maximum loss would also include the interest that was accrued but had not been paid.

3.	Mortgage Loans

We own both single-family mortgage loans, which are secured by four or fewer residential dwelling units, and multifamily mortgage loans, which are secured by five or more residential dwelling units. We classify these loans as either HFI or HFS. We report HFI loans at the unpaid principal amount outstanding, net of unamortized premiums and discounts, cost basis adjustments, and an allowance for loan losses. We report HFS loans at the lower of cost or market determined on a pooled basis, and record valuation changes in the consolidated statements of income.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below displays the product characteristics of both HFI and HFS loans in our mortgage portfolio as of December 31, 2005 and 2004, and does not include loans underlying a security that is not consolidated, since in those instances the mortgage loans are not included in the consolidated balance sheets. Refer to “Note 6, Portfolio Securitizations” for additional information on mortgage loans underlying our securities.

	As of December 31,
	2005	2004
	(Dollars in millions)

Single-family:(1)
Government insured or guaranteed	$15,036	$10,112
Conventional:
Long-term fixed-rate	199,917	230,585
Intermediate-term fixed-rate(2)	61,517	76,640
Adjustable-rate	38,331	38,350

Total conventional single-family	299,765	345,575

Total single-family	314,801	355,687

Multifamily:(1)
Government insured or guaranteed	1,148	1,074
Conventional:
Long-term fixed-rate	3,619	3,133
Intermediate-term fixed-rate(2)	45,961	39,009
Adjustable-rate	1,151	1,254

Total conventional multifamily	50,731	43,396

Total multifamily	51,879	44,470

Unamortized premiums, discounts and cost basis adjustments, net	1,254	1,647
Lower of cost or market adjustments on loans held for sale	(89)	(83)
Allowance for loan losses for loans held for investment	(302)	(349)

Total mortgage loans	$367,543	$401,372

(1)	Loan data is shown at the unpaid principal balance and includes $113.3 billion and $152.7 billion of mortgage-related securities that were consolidated as loans as of December 31, 2005 and 2004, respectively.

(2)	Intermediate-term fixed-rate consists of mortgage loans with contractual maturities at purchase equal to or less than 15 years.

For the years ended December 31, 2005 and 2004, we redesignated $3.2 billion and $15.5 billion, respectively, of HFS loans to HFI. We did not redesignate any HFI loans to HFS during the two-year period ended December 31, 2005.

We recognize interest income on an accrual basis. Included in our portfolio as of December 31, 2005 and 2004 were 82,141 and 76,310 of nonaccrual loans, respectively, which totaled $8.4 billion and $8.0 billion as of December 31, 2005 and 2004, respectively. Accrued interest relating to these loans that we recorded prior to their placement on nonaccrual status totaled $198 million and $192 million as of December 31, 2005 and 2004, respectively. Forgone interest on nonaccrual loans, which represents the amount of income contractually due that we would have reported had the loans performed according to their contractual terms, was $169 million, $178 million and $183 million for the years ended December 31, 2005, 2004 and 2003, respectively. Accruing loans 90 days or more past due totaled $185 million and $187 million as of December 31, 2005 and 2004, respectively.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At times, we modify loans and categorize the modification either as minor, more than minor, or as a TDR. We collectively evaluate single-family and multifamily loans that (i) have not been modified as a TDR and (ii) are not considered individually impaired for incurred losses in accordance with our allowance for loan losses policy. Refer to “Note 4, Allowance for Loan Losses and Reserve for Guaranty Losses” for additional information. We individually evaluate loans restructured in a TDR for impairment.

Our impaired loans include single-family and multifamily TDRs, certain single-family and multifamily loans identified for individual impairment as a result of Hurricane Katrina and other multifamily individually impaired loans. The amount of interest income recognized on impaired loans was $59 million, $47 million and $44 million for the years ended December 31, 2005, 2004 and 2003, respectively. Our average recorded investment in all of these loans throughout the year was $1.7 billion, $1.0 billion and $812 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The following table displays the total recorded investment in impaired loans and the corresponding specific loss allowances as of December 31, 2005 and 2004.

	As of December 31,
	2005	2004
	(Dollars in millions)

Impaired loans with an allowance(1)	$1,595	$826
Impaired loans without an allowance(1)(2)	466	225

Total impaired loans(1)(3)	$2,061	$1,051

Allowance for impaired loans(1)(4)	$66	$63

(1)	Includes $907 million of mortgage loans accounted for in accordance with SOP 03-3 that were impaired subsequent to acquisition.

(2)	The discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, and as such, no allowance is required.

(3)	Amount includes single-family and multifamily loans restructured in a TDR of $789 million and $833 million and single-family and multifamily loans individually impaired of $1.3 billion and $218 million as of December 31, 2005 and 2004, respectively.

(4)	Amount is included in the “Allowance for loan losses.”

Loans Acquired in a Transfer

If a borrower of a loan underlying a Fannie Mae MBS is three or more months past due, we have the right to purchase the loan out of the related MBS trust. Typically, we purchase these loans when the cost of advancing interest to the MBS trust at the security coupon rate exceeds the cost of holding the nonperforming loan in our mortgage portfolio. We purchased $8.0 billion, $9.4 billion and $10.1 billion of delinquent loans from MBS trusts for the years ended December 31, 2005, 2004 and 2003, respectively. We also purchase loans from lenders as a result of long-term standby commitments when loans subject to these commitments meet certain delinquency criteria. In addition, we acquire loans upon consolidating MBS trusts when the underlying collateral of these trusts includes loans.

We account for loans acquired on or after January 1, 2005 as a result of purchases from MBS trusts, purchases under long-term standby commitments, or consolidation of MBS trusts in accordance with SOP 03-3 if, at acquisition, the loans had credit deterioration and we do not consider it probable that we will collect all contractual cash flows from the borrower. As of December 31, 2005, the outstanding balance of these loans was $5.3 billion, while the carrying amount of these loans was $5.0 billion.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides details on acquired loans accounted for in accordance with SOP 03-3 at their respective acquisition dates for the year ended December 31, 2005.

For the
Year Ended
December 31, 2005
(Dollars in millions)

Contractually required principal and interest payments at acquisition	$8,527
Nonaccretable difference	328

Cash flows expected to be collected at acquisition	8,199
Accretable yield	1,242

Initial investment in acquired loans at acquisition	$6,957

The following table provides activity details of the accretable yield of these loans for the year ended December 31, 2005.

For the
Year Ended
December 31, 2005
(Dollars in millions)

Beginning balance as of January 1	$—
Additions	1,242
Accretion	(82)
Reductions(1)	(297)
Change in estimated cash flows(2)	334
Reclassifications to nonaccretable difference	(85)

Ending balance as of December 31	$1,112

(1)	Reductions are the result of liquidations and loan modifications due to troubled debt restructurings.

(2)	Represents changes in expected cash flows due to changes in prepayment assumptions for SOP 03-3 loans.

Loans accounted for under SOP 03-3 are subject to our nonaccrual policy. Refer to “Note 1, Summary of Significant Accounting Policies” for additional information. Subsequent to the acquisition of these loans, we recognized an increase in “Provision for credit losses” of $50 million in the consolidated statement of income for the year ended December 31, 2005, resulting from a decrease in expected cash flows for these acquired loans.

4.	Allowance for Loan Losses and Reserve for Guaranty Losses

We maintain an allowance for loan losses for loans in our mortgage portfolio and a reserve for guaranty losses related to loans backing Fannie Mae MBS. The allowance and reserve are calculated based on our estimate of incurred losses. Refer to “Note 1, Summary of Significant Accounting Policies” for additional information regarding aggregation of loans by risk characteristics and our methodology used to estimate the allowance and the reserve.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays changes in the allowance for loan losses and reserve for guaranty losses for the years ended December 31, 2005, 2004 and 2003.

	For the Year Ended December 31,
	2005	2004	2003
	(Dollars in millions)

Allowance for loan losses:
Beginning balance	$349	$290	$216
Provision	124	174	187
Charge-offs(1)	(267)	(321)	(270)
Recoveries	96	131	72
Increase from the reserve for guaranty losses(2)	—	75	85

Ending balance(3)	$302	$349	$290

Reserve for guaranty losses:
Beginning balance	$396	$313	$223
Provision	317	178	178
Charge-offs(4)	(302)	(24)	(7)
Recoveries	11	4	4
Decrease to the allowance for loan losses(2)	—	(75)	(85)

Ending balance	$422	$396	$313

(1)	Includes accrued interest of $24 million, $29 million and $29 million for the years ended December 31, 2005, 2004 and 2003, respectively.

(2)	Includes reduction in reserve for guaranty losses and increase in allowance for loan losses due to the purchase of delinquent loans from MBS trusts. Upon the adoption of SOP 03-3, we no longer recorded reductions in reserve for guaranty losses and increases in allowance for loan losses for loans purchased from MBS trusts as loans were recorded at fair value upon acquisition.

(3)	Includes $22 million as of December 31, 2005 associated with acquired loans subject to SOP 03-3.

(4)	2005 includes a $251 million charge for loans subject to SOP 03-3 where the acquisition price exceeded the fair value of the acquired loan.

During 2005, we recorded $106 million to the provision for credit losses related to incurred losses in connection with Hurricane Katrina.

The amount of the reserve for guaranty losses attributable to Fannie Mae MBS held in our portfolio was $71 million, $113 million and $83 million as of December 31, 2005, 2004 and 2003, respectively.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Investments in Securities

Our securities portfolio contains mortgage-related and non-mortgage-related securities. The following table displays our investments in securities, which are presented at fair, value as of December 31, 2005 and 2004.

	As of December 31,
	2005	2004
	(Dollars in millions)

Mortgage-related securities:
Fannie Mae single-class MBS(1)	$158,349	$276,178
Non-Fannie Mae single-class mortgage-related securities(1)	26,859	36,105
Fannie Mae structured MBS	74,102	73,367
Non-Fannie Mae structured mortgage-related securities	86,006	109,820
Mortgage revenue bonds	19,179	22,657
Other mortgage-related securities(2)	4,463	5,346

Total mortgage-related securities	$368,958	$523,473

Non-mortgage-related securities:
Asset-backed securities	$19,190	$25,645
Corporate debt securities	11,840	15,098
Municipal bonds	—	863
Other non-mortgage-related securities	6,086	2,303

Total non-mortgage-related securities	37,116	43,909

Total securities	$406,074	$567,382

(1)	Includes $6.2 billion and $1.3 billion of unpaid principal of Fannie Mae structured MBS and non-Fannie Mae structured mortgage-related securities and $111 million and $180 million of unpaid principal of mortgage revenue bonds that were consolidated to Fannie Mae single-class MBS and non-Fannie Mae single-class mortgage-related securities as of December 31, 2005 and 2004, respectively.

(2)	Includes commitments related to mortgage-related securities that are accounted for as securities.

Trading Securities

Trading securities are initially measured at fair value with changes in fair value recorded in “Investment losses, net” in the consolidated statements of income. Trading securities include Fannie Mae MBS of $14.6 billion and $34.4 billion and non-Fannie Mae single-class mortgage-related securities of $503 million and $937 million as of December 31, 2005 and 2004, respectively. For the years ended December 31, 2005, 2004 and 2003, we recognized realized losses of $27 million and realized gains of $4 million and $186 million, respectively, on the sale of trading securities. For the years ended December 31, 2005, 2004 and 2003, we recognized unrealized losses of $282 million and unrealized gains of $133 million and $109 million, respectively, on trading securities held as of the end of the year.

Available-for-Sale Securities

AFS securities are initially measured at fair value and subsequent unrealized gains and losses are recorded as a component of AOCI, net of deferred taxes, in “Stockholders’ equity.” The following table displays the gross

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

realized gains, losses and proceeds on sales of AFS securities for the years ended December 31, 2005, 2004 and 2003.

	For the Year Ended December 31,
	2005	2004	2003
	(Dollars in millions)

Gross realized gains(1)	$343	$332	$781
Gross realized losses(1)	91	157	896
Total proceeds(1)	63,012	6,256	122,262

(1)	Excludes gains, losses and proceeds from resecuritizations.

The following table displays the amortized cost, estimated fair values corresponding to unrealized gains and losses, and additional information regarding unrealized losses by major security type for AFS securities held as of December 31, 2005 and 2004.

	As of December 31, 2005
					Less Than 12		12 Consecutive
					Consecutive Months		Months or Longer
	Total	Gross	Gross	Total	Gross		Gross
	Amortized	Unrealized	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Cost(1)	Gains	Losses	Value	Losses	Value	Losses	Value
	(Dollars in millions)

Fannie Mae single-class MBS	$144,193	$1,585	$(2,036)	$143,742	$(1,037)	$63,604	$(999)	$30,769
Non-Fannie Mae single-class mortgage-related securities	26,372	262	(278)	26,356	(140)	13,176	(138)	5,227
Fannie Mae structured MBS	74,452	826	(1,176)	74,102	(657)	40,329	(519)	14,892
Non-Fannie Mae structured mortgage-related securities	86,273	140	(407)	86,006	(167)	20,652	(240)	11,929
Mortgage revenue bonds	18,836	435	(93)	19,178	(37)	2,226	(56)	1,920
Other mortgage-related securities(2)	4,227	242	(5)	4,464	(4)	361	(1)	83
Asset-backed securities	19,197	14	(21)	19,190	(8)	4,617	(13)	2,813
Corporate debt securities	11,843	10	(13)	11,840	—	—	(13)	1,289
Other non-mortgage-related securities	6,032	54	—	6,086	—	—	—	—

Total	$391,425	$3,568	$(4,029)	$390,964	$(2,050)	$144,965	$(1,979)	$68,922

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31, 2004
					Less Than 12		12 Consecutive
					Consecutive Months		Months or Longer
	Total	Gross	Gross	Total	Gross		Gross
	Amortized	Unrealized	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Cost(1)	Gains	Losses	Value	Losses	Value	Losses	Value
	(Dollars in millions)

Fannie Mae single-class MBS	$238,386	$4,119	$(677)	$241,828	$(346)	$51,263	$(331)	$18,556
Non-Fannie Mae single-class mortgage-related securities	34,429	808	(69)	35,168	(28)	5,638	(41)	2,182
Fannie Mae structured MBS	72,093	1,535	(261)	73,367	(157)	15,828	(104)	5,936
Non-Fannie Mae structured mortgage-related securities	109,564	444	(188)	109,820	(154)	25,387	(34)	2,860
Mortgage revenue bonds	22,124	677	(144)	22,657	(69)	3,270	(75)	2,127
Other mortgage-related securities(2)	5,043	313	(10)	5,346	(5)	156	(5)	366
Asset-backed securities	25,632	50	(37)	25,645	(30)	8,376	(7)	1,662
Corporate debt securities	15,102	11	(15)	15,098	(10)	4,227	(5)	422
Municipal bonds	865	—	(2)	863	(2)	854	—	—
Other non-mortgage-related securities	2,302	1	—	2,303	—	—	—	—

Total	$525,540	$7,958	$(1,403)	$532,095	$(801)	$114,999	$(602)	$34,111

(1)	Amortized cost includes unamortized premiums, discounts and other cost basis adjustments, as well as other-than-temporary impairment.

(2)	Includes commitments related to mortgage securities that are accounted for as securities.

The fair value of securities varies from period to period due to changes in interest rates and changes in credit performance of the underlying issuer, among other factors. We recorded other-than-temporary impairment related to investments in securities of $1.2 billion, $389 million and $733 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Included in the $4.0 billion of gross unrealized losses on AFS securities for 2005 was $2.0 billion of unrealized losses that have existed for a period of 12 consecutive months or longer. These securities are predominately rated AAA and the unrealized losses are due to overall increases in market interest rates and not due to any underlying credit deterioration of the issuers. Substantially all of the securities with unrealized losses aged greater than 12 months have a market value as of December 31, 2005 that is within 97% of their amortized cost basis. Aged unrealized losses may be recovered within a reasonable period of time by way of changes in market interest rates and when we do not expect to sell such securities prior to the time the unrealized loss has been recovered. Accordingly, we have concluded that none of the unrealized losses on securities in our investment portfolio represent other-than-temporary impairment as of December 31, 2005.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays the amortized cost and fair value of our AFS securities by investment classification and remaining maturity as of December 31, 2005.

	As of December 31, 2005
					After One Year		After Five Years
	Total	Total	One Year or Less		Through Five Years		Through Ten Years		After Ten Years
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost(1)	Value	Cost(1)	Value	Cost(1)	Value	Cost(1)	Value	Cost(1)	Value
	(Dollars in millions)

Fannie Mae single-class MBS(2)	$144,193	$143,742	$1	$1	$651	$666	$2,148	$2,206	$141,393	$140,869
Non-Fannie Mae single-class mortgage-related securities(2)	26,372	26,356	—	—	100	98	283	288	25,989	25,970
Fannie Mae structured MBS(2)	74,452	74,102	—	—	54	55	384	388	74,014	73,659
Non-Fannie Mae structured mortgage-related securities(2)	86,273	86,006	—	—	—	—	37	37	86,236	85,969
Mortgage revenue bonds	18,836	19,178	98	97	319	317	695	702	17,724	18,062
Other mortgage-related securities(3)	4,227	4,464	—	(2)	—	—	—	—	4,227	4,466
Asset-backed securities(2)	19,197	19,190	4,725	4,724	12,089	12,083	1,218	1,217	1,165	1,166
Corporate debt securities	11,843	11,840	3,018	3,017	8,725	8,723	100	100	—	—
Other non-mortgage-related securities	6,032	6,086	5,679	5,733	353	353	—	—	—	—

Total	$391,425	$390,964	$13,521	$13,570	$22,291	$22,295	$4,865	$4,938	$350,748	$350,161

(1)	Amortized cost includes unamortized premiums, discounts and other cost basis adjustments, as well as other-than-temporary impairment.

(2)	Asset-backed securities, including mortgage-backed securities, are reported based on contractual maturities assuming no prepayments.

(3)	Includes commitments related to mortgage securities that are accounted for as securities.

6.	Portfolio Securitizations

We issue Fannie Mae MBS through securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or SPEs. We are considered to be the transferor when we transfer assets from our own portfolio in a portfolio securitization. For the years ended December 31, 2005 and 2004, portfolio securitizations were $74.2 billion and $28.1 billion, respectively.

For the transfers that were recorded as sales, we may retain an interest in the assets transferred to a trust. Our retained interests in the form of Fannie Mae MBS were approximately $31.5 billion and $11.1 billion as of December 31, 2005 and 2004, respectively. Our retained interests in the form of a guaranty asset were $375 million and $182 million, and our retained interests in the form of an MSA were not material, as of December 31, 2005 and 2004, respectively. See “Note 1, Summary of Significant Accounting Policies” for additional information.

Our retained interests in portfolio securitizations, including Fannie Mae single-class MBS, Fannie Mae Megas, REMICs and SMBS, are exposed to minimal credit losses as they represent undivided interests in the highest-rated tranches of the rated securities and are priced assuming no losses. In addition, our exposure to credit losses on the loans underlying our Fannie Mae MBS resulting from our guaranty has been recorded in the consolidated balance sheets in “Guaranty obligations,” as it relates to our obligation to stand ready to perform on our guaranty, and “Reserve for guaranty losses,” as it relates to incurred losses.

Since the retained interest that results from our guaranty does not trade in active financial markets, we estimate its fair value by using internally developed models and market inputs for securities with similar characteristics. The key assumptions are discount rate, or yield, derived using a projected interest rate path

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consistent with the observed yield curve at the valuation date (forward rates), and the prepayment speed based on our proprietary models that are consistent with the projected interest rate path and expressed as a 12 month constant prepayment rate (“CPR”).

Our retained interests in Fannie Mae single-class MBS, Fannie Mae Megas, REMICs and SMBS are interests in securities with active markets. We primarily rely on third party prices to estimate the fair value of these retained interests. For the purpose of this disclosure, we aggregate similar securities in order to measure the key assumptions associated with the fair values of our retained interests, which are approximated by solving for the estimated discount rate, or yield, using a projected interest rate path consistent with the observed yield curve at the valuation date (forward rates), and the prepayment speed based on either our proprietary models that are consistent with the projected interest rate path, the pricing speed for newly issued REMICs, or lagging 12 month actual prepayment speed. All prepayment speeds are expressed as a 12 month CPR.

The following table displays the key assumptions used in measuring the fair value of our retained interests at the time of portfolio securitization for the years ended December 31, 2005 and 2004.

	Fannie Mae
	Single-class
	MBS & Fannie	REMICs &	Guaranty
	Mae Megas	SMBS	Assets

For the year ended December 31, 2005
Weighted-average life(1)	7.8 years	6.0 years	6.6 years
Average 12-month CPR(2)	9.39%	14.36%	12.55%
Average discount rate assumption(3)	5.17	4.92	7.74
For the year ended December 31, 2004
Weighted-average life(1)	9.0 years	7.4 years	8.6 years
Average 12-month CPR(2)	6.22%	5.36%	7.8%
Average discount rate assumption(3)	5.25	4.93	8.9

(1)	The average number of years for which each dollar of unpaid principal on a loan or mortgage-related security remains outstanding.

(2)	Represents the expected lifetime average payment rate, which is based on the constant annualized prepayment rate for mortgage-related loans.

(3)	The interest rate used in determining the present value of future cash flows

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays the key assumptions used in measuring the fair value of our retained interests related to portfolio securitization transactions as of December 31, 2005 and 2004 and a sensitivity analysis showing the impact of changes in both prepayment speed assumptions and discount rates.

	Fannie Mae
	Single-class
	MBS & Fannie	REMICs &	Guaranty
	Mae Megas	SMBS	Assets

As of December 31, 2005
Retained interest valuation at period end:
Fair value (dollars in millions)	$8,545	$22,909	$375
Weighted-average life(1)	8.0 years	5.4 years	6.9 years
Prepayment speed assumptions:
Average 12-month CPR prepayment speed assumption(2)	7.6%	6.7%	9.6%
Impact on value from a 10% adverse change	$(11)	$(5)	$(14)
Impact on value from a 20% adverse change	$(24)	$(10)	$(28)
Discount rate assumptions:
Average discount rate assumption(3)	5.41%	5.23%	9.18%
Impact on value from a 10% adverse change	$(262)	$(517)	$(13)
Impact on value from a 20% adverse change	$(509)	$(1,012)	$(26)
As of December 31, 2004
Retained interest valuation at period end:
Fair value (dollars in millions)	$5,215	$5,853	$182
Weighted-average life(1)	6.8 years	4.5 years	7.3 years
Prepayment speed assumptions:
Average 12-month CPR prepayment speed assumption(2)	27%	48%	12%
Impact on value from a 10% adverse change	$(6)	$(15)	$(7)
Impact on value from a 20% adverse change	$(13)	$(28)	$(14)
Discount rate assumptions:
Average discount rate assumption(3)	4.75%	4.64%	8.5%
Impact on value from a 10% adverse change	$(121)	$(92)	$(6)
Impact on value from a 20% adverse change	$(236)	$(181)	$(12)

(1)	The average number of years for which each dollar of unpaid principal on a loan or mortgage-related security remains outstanding.

(2)	Represents the expected lifetime average payment rate, which is based on the constant annualized prepayment rate for mortgage-related loans.

(3)	The interest rate used in determining the present value of future cash flows.

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

The gain or loss on portfolio securitizations that qualify as sales depends, in part, on the carrying amount of the financial assets sold. The carrying amount of the financial assets sold is allocated between the assets sold and the retained interests, if any, based on their relative fair values at the date of sale. Further, our recourse obligations are recognized at their full fair value at the date of sale, which serves as a reduction of sale

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

proceeds in the gain or loss calculation. We recorded a net gain on portfolio securitizations of $259 million for the year ended December 31, 2005 and net losses of $34 million and $13 million for the years ended December 31, 2004 and 2003, respectively. These amounts are recognized as “Investment losses, net” in the consolidated statements of income.

The following table displays cash flows on our securitization trusts related to portfolio securitizations accounted for as sales for the years ended December 31, 2005, 2004 and 2003.

	For the Year Ended December 31,
	2005	2004	2003
	(Dollars in millions)

Proceeds from new securitizations	$55,031	$12,335	$7,226
Guaranty fees	60	47	37
Principal and interest received on retained interests	2,889	5,206	16,396
Payment for purchases of delinquent or foreclosed assets	(37)	(50)	(65)

“Managed loans” are defined as on-balance sheet mortgage loans as well as mortgage loans that have been securitized in a portfolio securitization. The following table displays combined information on the unpaid principal balances and principal amounts on nonaccrual loans related to managed loans as of December 31, 2005 and 2004.

		Principal
	Unpaid	Amount on
	Principal	Nonaccrual
	Balance	Loans(1)
	(Dollars in millions)

As of December 31, 2005
Loans held for investment	$361,567	$8,322
Loans held for sale	5,113	13
Securitized loans	49,704	118

Total loans managed	$416,384	$8,453

As of December 31, 2004
Loans held for investment	$388,523	$7,790
Loans held for sale	11,634	12
Securitized loans	27,339	9

Total loans managed	$427,496	$7,811

(1)	Loans for which interest is no longer being accrued. In general, we prospectively discontinue accruing interest when payment of principal and interest becomes three or more months past due.

Net credit losses incurred during the years ended December 31, 2005, 2004 and 2003 related to loans held in our portfolio and loans underlying Fannie Mae MBS issued from our portfolio were $145 million, $204 million and $214 million, respectively.

7.	Financial Guaranties and Master Servicing

Financial Guaranties

We generate revenue by absorbing the credit risk of mortgage loans and mortgage-related securities backing our Fannie Mae MBS in exchange for a guaranty fee. We primarily issue single-class and multi-class Fannie Mae MBS and guarantee to the respective MBS trusts that we will supplement amounts received by the MBS trust as required to permit timely payment of principal and interest on the related Fannie Mae MBS, irrespective of the cash flows received from borrowers. We also provide credit enhancements on taxable or

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tax-exempt mortgage revenue bonds issued by state and local governmental entities to finance multifamily housing for low- and moderate-income families. Additionally, we issue long-term standby commitments that require us to purchase loans from lenders if the loans meet certain delinquency criteria.

We record a guaranty obligation for (i) guaranties on lender swap transactions issued or modified on or after January 1, 2003, pursuant to FIN 45, and (ii) guaranties on portfolio securitization transactions. Our guaranty obligation represents our estimated obligation to stand ready to perform on these guaranties. Our guaranty obligation is recorded at fair value at inception. The carrying amount of the guaranty obligation, excluding deferred profit, was $5.2 billion and $4.1 billion as of December 31, 2005 and 2004, respectively. We also record an estimate of incurred credit losses on these guaranties in “Reserve for guaranty losses” in the consolidated balance sheets, as discussed further in “Note 4, Allowance for Loan Losses and Reserve for Guaranty Losses.”

These guaranties expose us to credit losses on the mortgage loans or, in the case of mortgage-related securities, the underlying mortgage loans of the related securities. The contractual terms of our guaranties range from 30 days to 30 years. However, the actual term of each guaranty may be significantly less than the contractual term based on the prepayment characteristics of the related mortgage loans. For those guaranties recorded in the consolidated balance sheets, our maximum potential exposure under these guaranties is primarily comprised of the unpaid principal balance of the underlying mortgage loans, which was $1.5 trillion and $1.3 trillion as of December 31, 2005 and 2004, respectively. In addition, we had exposure of $322.3 billion and $444.5 billion for other guaranties not recorded in the consolidated balance sheets as of December 31, 2005 and 2004, respectively. See “Note 17, Concentrations of Credit Risk” for further details on these guaranties. Our maximum potential interest payments associated with these guaranties are not expected to exceed 120 days of interest at the certificate rate, since we typically purchase delinquent mortgage loans when the cost of advancing interest under the guaranties exceeds the cost of holding the nonperforming loans in our mortgage portfolio.

The maximum exposure from our guaranties is not representative of the actual loss we are likely to incur, based on our historical loss experience. In the event we were required to make payments under our guaranties, we would pursue recovery of these payments by exercising our rights to the collateral backing the underlying loans or through available credit enhancements, which includes all recourse with third parties and mortgage insurance. The maximum amount we could recover through available credit enhancements and recourse with third-parties was $102.8 billion and $83.7 billion as of December 31, 2005 and 2004, respectively.

Guaranty Obligations

The following table displays changes in “Guaranty obligations” for the years ended December 31, 2005, 2004 and 2003.

	For the Year Ended December 31,
	2005	2004	2003
	(Dollars in millions)

Beginning balance as of January 1	$8,784	$6,401	$7
Additions to guaranty obligations(1)	4,982	5,050	9,314
Amortization of guaranty obligation into guaranty fee income	(3,287)	(2,173)	(1,678)
Impact of consolidation activity(2)	(463)	(494)	(1,242)

Ending balance as of December 31	$10,016	$8,784	$6,401

(1)	Represents the fair value of the contractual obligation and deferred profit at issuance of new guaranties.

(2)	Upon consolidation of MBS trusts, we derecognize our guaranty obligation to the respective trust. See “Note 1, Summary of Significant Accounting Policies” for further details on MBS trust consolidation.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred profit is a component of “Guaranty obligations” in the consolidated balance sheets and is included in the table above. We record deferred profit on guaranties issued or modified on or after the January 1, 2003 adoption date of FIN 45 if the consideration we expect to receive for our guaranty exceeds the estimated fair value of the guaranty obligation. Deferred profit had a carrying amount of $4.8 billion and $4.7 billion as of December 31, 2005 and 2004, respectively. We recognized deferred profit amortization of $1.5 billion, $1.3 billion and $1.0 billion for the years ended December 31, 2005, 2004 and 2003, respectively.

Fannie Mae MBS Included in Investments in Securities

For Fannie Mae MBS included in “Investments in securities,” we do not eliminate or extinguish the guaranty arrangement because it is a contractual arrangement with the unconsolidated MBS trusts. The fair value of Fannie Mae MBS is determined based on observable market prices because most Fannie Mae MBS are actively traded. Fannie Mae MBS receive high credit quality ratings primarily because of our guaranty. Absent our guaranty, Fannie Mae MBS would be subject to the credit risk on the underlying loans. We continue to recognize a guaranty obligation and a reserve for guaranty losses associated with these securities because we carry these securities in the consolidated financial statements as guaranteed Fannie Mae MBS. The fair value of the guaranty obligation, net of deferred profit, associated with Fannie Mae MBS included in “Investments in securities” approximates the fair value of the credit risk that exists on these Fannie Mae MBS absent our guaranty. The fair value of the guaranty obligation, net of deferred profit, associated with the Fannie Mae MBS included in “Investments in securities” was $118 million and $256 million as of December 31, 2005 and 2004, respectively.

Master Servicing

We do not perform the day-to-day servicing of mortgage loans in an MBS trust in a Fannie Mae securitization transaction; however, we are compensated to carry out administrative functions for the trust and oversee the primary servicer’s performance of the day-to-day servicing of the trust’s mortgage assets. This arrangement gives rise to either an MSA or an MSL.

The following table displays the carrying value of our MSA as of December 31, 2005 and 2004.

	As of December 31,
	2005	2004
	(Dollars in millions)

Initial MSA basis	$812	$599
Valuation allowance	(9)	(19)

Carrying value of MSA	$803	$580

We recognized additions to MSA of $350 million, $212 million and $299 million for the years ended December 31, 2005, 2004 and 2003, respectively. For the years ended December 31, 2005, 2004 and 2003, we recognized MSA amortization of $111 million, $22 million and $76 million, respectively, with a proportionate reduction of related deferred profit, where applicable. The MSA fair value was $1.5 billion and $808 million as of December 31, 2005 and 2004, respectively.

We record LOCOM adjustments to the MSA through a valuation allowance. We recognized LOCOM recoveries to the MSA of $9 million, $56 million and $7 million for the years ended December 31, 2005, 2004 and 2003, respectively. In addition, we recognized other-than-temporary impairment of $2 million, $23 million and $148 million for the years ended December 31, 2005, 2004 and 2003, respectively, which directly reduced the value of the MSA.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Short-term Borrowings and Long-term Debt

We obtain the funds to finance our mortgage purchases and other business activities by selling debt securities in both the domestic and international capital markets. We issue a variety of debt securities to fulfill our ongoing funding needs.

Short-term Borrowings

Our short-term borrowings consist of both “Federal funds purchased and securities sold under agreements to repurchase” and “Short-term debt” in the consolidated balance sheets. These are defined as borrowings with an original contractual maturity of one year or less. The following table displays our short-term borrowings as of December 31, 2005 and 2004.

	As of December 31,
	2005		2004
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Outstanding	Rate(1)	Outstanding	Rate(1)
	(Dollars in millions)

Federal funds purchased and securities sold under agreements to repurchase	$705	3.90%	$2,400	1.90%

Fixed short-term debt:
U.S. discount notes	$166,645	4.08%	$299,728	2.14%
Foreign exchange discount notes	1,367	2.66	6,591	0.84
Other short-term debt	941	3.75	3,724	1.59
Floating short-term debt	645	4.16	6,250	2.19
Debt from consolidations	3,588	4.25	3,987	2.20

Total short-term debt	$173,186	4.07%	$320,280	2.11%

(1)	Includes discounts, premiums and other cost basis adjustments.

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

Additionally, we issue foreign exchange discount notes in the Euro money market enabling investors to hold short-term investments in different currencies. We have the ability to issue foreign exchange discount notes in all tradable currencies in maturities from 5 days to 360 days. Both of these types of debt securities are issued with interest rates that are either fixed or floating. Additionally, we have short-term debt from consolidations.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term Debt

Long-term debt represents borrowings with an original contractual maturity of greater than one year. The following table displays our long-term debt as of December 31, 2005 and 2004.

	As of December 31,
	2005			2004
			Weighted			Weighted
			Average			Average
			Interest			Interest
	Maturities	Outstanding	Rate(1)	Maturities	Outstanding	Rate(1)
	(Dollars in millions)

Senior fixed:
Medium-term notes	2006-2015	$207,445	3.92%	2005-2014	$197,729	3.18%
Benchmark notes & bonds	2006-2030	288,515	4.69	2005-2030	298,234	4.79
Foreign exchange notes & bonds	2006-2028	4,236	3.73	2005-2028	4,792	3.68
Other long-term debt	2006-2038	46,320	5.99	2005-2038	39,125	6.13

		546,516	4.50		539,880	4.29
Senior floating:
Medium-term notes	2006-2010	23,257	4.34	2005-2009	69,949	2.28
Other long-term debt		—	—	2018-2018	300	2.74

		23,257	4.34		70,249	2.28
Subordinated fixed:
Medium-term notes	2006-2011	6,994	5.44	2006-2011	6,988	5.44
Other subordinated debt	2012-2019	7,250	6.25	2012-2019	7,207	6.23

		14,244	5.85		14,195	5.84
Debt from consolidations	2006-2039	6,807	5.85	2005-2039	8,507	5.76

Total long-term debt(2)		$590,824	4.54%		$632,831	4.13%

(1)	Includes discounts, premiums and other cost basis adjustments.

(2)	Reported amounts include a net premium and cost basis adjustments of $10.7 billion and $11.2 billion as of December 31, 2005 and 2004, respectively.

Our long-term debt includes a variety of debt types. We issue both fixed and floating medium-term notes, which range in maturity from one to ten years and are issued through dealer banks. We also offer both senior and subordinated benchmark notes and bonds in large, regularly-scheduled issuances that provide increased efficiency, liquidity and tradability to the market. We have not issued subordinated benchmark debt since 2003. Our outstanding subordinated benchmark debt, net of discounts, premiums and other cost basis adjustments, was $14.2 billion for both the years ended December 31, 2005 and 2004. Additionally, we have issued notes and bonds denominated in several foreign currencies and are prepared to issue debt in numerous other currencies. All foreign currency-denominated transactions are swapped back into U.S. dollars through the use of foreign currency swaps for the purpose of funding our mortgage assets.

Our other long-term debt includes callable and non-callable securities, which include all long-term non-benchmark securities, such as zero-coupons, fixed and other long-term securities, and are generally negotiated underwritings with one or more dealers or dealer banks.

Debt from Consolidations

Debt from consolidations includes debt from both MBS trust consolidations and certain secured borrowings. Debt from MBS trust consolidations represents our liability to third-party beneficial interest holders when the assets of a corresponding trust have been included in the consolidated balance sheets and we do not own all of

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the beneficial interests in the trust. Long-term debt from these transactions in the consolidated balance sheets as of December 31, 2005 and 2004 was $5.1 billion and $5.8 billion, respectively.

Additionally, we record a secured borrowing, to the extent of proceeds received, upon the transfer of financial assets from the consolidated balance sheets that does not qualify as a sale. Long-term debt from these transactions in the consolidated balance sheets as of December 31, 2005 and 2004 was $1.7 billion and $2.7 billion, respectively.

Characteristics of Debt

As of December 31, 2005 and 2004, the face amount of our debt securities was $766.3 billion and $955.4 billion respectively. As of December 31, 2005 and 2004, we had zero-coupon debt with a face amount of $188.1 billion and $325.4 billion, respectively, which had an effective interest rate of 4.2% and 2.2%, respectively.

We issue callable debt instruments to manage the duration and prepayment risk of expected cash flows of the mortgage assets we own. Our outstanding debt as of December 31, 2005 included $173.4 billion of callable debt that could be redeemed in whole or in part at our option any time on or after a specified date.

The table below displays the amount of our long-term debt as of December 31, 2005 by year of maturity for each of the years 2006-2010 and thereafter. The first column assumes that we pay off this debt at maturity, while the second column assumes that we redeem our callable debt at the next available call date.

		Assuming Callable Debt
	Long-Term Debt by	Redeemed at Next
	Year of Maturity	Available Call Date
	(Dollars in millions)

2006	$129,138	$270,947
2007	116,333	99,711
2008	81,105	57,898
2009	52,829	35,635
2010	52,925	34,841
Thereafter	151,687	84,985
Debt from consolidations(1)	6,807	6,807

Total(2)	$590,824	$590,824

(1)	Contractual maturity of debt from consolidations is not a reliable indicator of expected maturity because borrowers of the underlying loans generally have the right to prepay their obligations at any time.

(2)	Reported amount includes a net premium and cost basis adjustments of $10.7 billion.

During the year ended December 31, 2005, we called $28.0 billion of debt with a weighted average interest rate of 5.1% and repurchased $22.9 billion of debt with a weighted average interest rate of 4.1%. During the year ended December 31, 2004, we called $155.6 billion of debt with a weighted average interest rate of 2.8% and repurchased $4.3 billion of debt with a weighted average interest rate of 3.5%. During the year ended December 31, 2003, we called $188.7 billion of debt with a weighted average interest rate of 3.3% and repurchased $19.8 billion of debt with a weighted average interest rate of 5.6%. We recorded losses from these debt extinguishments of $68 million, $152 million and $2.7 billion for the years ended December 31, 2005, 2004 and 2003 respectively.

9.	Derivative Instruments

We use derivative instruments, in combination with our debt issuances, to reduce the duration and prepayment risk relating to the mortgage assets we own. We also enter into commitments to purchase and sell mortgage-related securities and commitments to purchase mortgage loans. We account for some of these commitments

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as derivatives. Typically, we settle the notional amount of our mortgage commitments; however, we do not settle the notional amount of our derivative instruments. Notional amounts, therefore, simply provide the basis for calculating actual payments or settlement amounts.

Although derivative instruments are critical to our interest rate risk management strategy, we did not apply hedge accounting to instruments entered into during the three-year period ended December 31, 2005. As such, all fair value changes and gains and losses on these derivatives, including accrued interest, were recognized as “Derivatives fair value losses, net” in the consolidated statements of income.

Prior to our adoption of SFAS 133, certain of our derivative instruments met the criteria for hedge accounting under the accounting standards at that time. Accordingly, effective with our adoption of SFAS 133, we deferred gains of approximately $230 million from fair value-type hedges as basis adjustments to the related debt and $75 million for cash flow-type hedges in AOCI. We recorded amortization related to the fair value-type hedges of $22 million, $31 million and $42 million for the years ended December 31, 2005, 2004 and 2003, respectively, in the consolidated statements of income as a reduction of “Interest expense” or “Debt extinguishment losses, net” if the related debt is extinguished. We recorded amortization related to the cash flow-type hedges of $7 million, $7 million and $8 million for the years ended December 31, 2005, 2004 and 2003, respectively, as a reduction of “Interest expense” in the consolidated statements of income.

Risk Management Derivatives

We issue various types of debt to finance the acquisition of mortgages and mortgage-related securities. We use interest rate swaps and interest rate options, in combination with our debt issuances, to better match both the duration and prepayment risk of our mortgages and mortgage-related securities, which we would not be able to accomplish solely through the issuance of debt. These instruments primarily include interest rate swaps, swaptions and caps. Interest rate swaps provide for the exchange of fixed and variable interest payments based on contractual notional principal amounts. These may include callable swaps, which give counterparties or us the right to terminate interest rate swaps before their stated maturities. Swaptions provide us with an option to enter into interest rate swaps at a future date. Caps provide ceilings on the interest rates of our variable-rate debt. We also use basis swaps, which provide for the exchange of variable payments based on different interest rate indices, such as the Treasury Bill rate, the Prime rate, or the London Inter-Bank Offered Rate. Although our foreign-denominated debt represents approximately 1% of total debt outstanding as of December 31, 2005 and 2004, we enter into foreign currency swaps to effectively convert our foreign-denominated debt into U.S. dollars.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays the outstanding notional balances and fair value of our derivative instruments, excluding mortgage commitment derivatives, as of December 31, 2005 and 2004.

	As of December 31,
	2005		2004
		Fair		Fair
	Notional	Value(1)	Notional	Value(1)
	(Dollars in millions)

Swaps:
Pay-fixed	$188,787	$(2,954)	$142,017	$(6,687)
Receive-fixed	123,907	(1,301)	81,193	479
Basis	4,000	(2)	32,273	7
Foreign currency	5,645	200	11,453	686
Swaptions:
Pay-fixed	149,405	2,270	170,705	3,370
Receive-fixed	138,595	6,202	147,570	7,711
Interest rate caps	33,000	436	104,150	638
Other(2)	776	69	733	84

	644,115	4,920	690,094	6,288
Accrued interest	—	(548)	—	(856)

Total	$644,115	$4,372	$690,094	$5,432

(1)	Represents the net of “Derivative assets at fair value “and “Derivative liabilities at fair value” for derivatives excluding mortgage commitment derivatives.

(2)	Includes MBS options, swap credit enhancements and mortgage insurance contracts that are accounted for as derivatives and forward starting debt. The mortgage insurance contracts have payment provisions that are not based on a notional amount.

Mortgage Commitment Derivatives

We enter into forward purchase and sale commitments that lock in the future delivery of mortgage loans and mortgage-related securities at a fixed price or yield. Certain commitments to purchase mortgage loans and purchase or sell mortgage-related securities meet the criteria of a derivative and these commitments are recorded in the consolidated balance sheets at fair value as either “Derivative assets at fair value” or “Derivative liabilities at fair value.” The following table displays the outstanding notional balance and fair value for our mortgage commitment derivatives as of December 31, 2005 and 2004.

	As of December 31,
	2005		2004
		Fair		Fair
	Notional	Value(1)	Notional	Value(1)
	(Dollars in millions)

Mortgage commitments to purchase whole loans	$2,081	$6	$2,118	$4
Forward contracts to purchase mortgage-related securities	17,993	62	20,059	43
Forward contracts to sell mortgage-related securities	19,120	(66)	18,423	(35)

Total	$39,194	$2	$40,600	$12

(1)	Represents the net of “Derivative assets at fair value” and “Derivative liabilities at fair value” for mortgage commitment derivatives.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Income Taxes

We operate as a government-sponsored enterprise. We are subject to federal income tax, but we are exempt from state and local income taxes. The following table displays the components of our provision for federal income taxes for the years ended December 31, 2005, 2004 and 2003.

	For the Year Ended December 31,
	2005	2004	2003
	(Dollars in millions)

Current income tax expense	$874	$2,651	$3,216
Deferred income tax expense (benefit)	403	(1,627)	(782)

Provision for federal income taxes	$1,277	$1,024	$2,434

The table above excludes the income tax effect of our minimum pension liability, unrealized gains and losses of AFS securities and guaranty assets and buy-ups, since the tax effect of those items is recognized directly in “Stockholders’ equity.” Stockholders’ equity increased by $2.4 billion and $500 million for the years ended December 31, 2005 and 2004, respectively, as a result of these tax effects. Additionally, the table above does not reflect the tax impact of extraordinary gains (losses) or cumulative effect of change in accounting principle as these amounts are recorded in the consolidated statements of income, net of tax effect. We recorded tax expense of $29 million and $103 million for the years ended December 31, 2005 and 2003, respectively, and a tax benefit of $4 million for the year ended December 31, 2004 related to extraordinary gains (losses). In addition, for the year ended December 31, 2003, we recorded tax expense of $20 million related to the cumulative effect of change in accounting principle.

The following table displays the difference between our effective tax rates and the statutory federal tax rates for the years ended December 31, 2005, 2004 and 2003.

	For the Year Ended December 31,
	2005	2004	2003

Statutory corporate tax rate	35.0%	35.0%	35.0%
Tax-exempt interest and dividends-received deductions	(4.0)	(5.4)	(3.0)
Equity investments in affordable housing projects	(13.1)	(14.5)	(7.4)
Penalty	—	2.4	—
Other	(1.0)	(0.3)	(0.9)

Effective tax rate	16.9%	17.2%	23.7%

The effective tax rate is the provision for federal income taxes, excluding the tax effect of extraordinary items and cumulative effect of change in accounting principle, expressed as a percentage of income before federal income taxes. The effective tax rate for the years ended December 31, 2005, 2004 and 2003 is different from the federal statutory rate of 35% primarily due to the benefits of our holdings of tax-exempt investments as well as our investments in housing projects eligible for the low-income housing tax credit and other equity investments that provide tax credits. In 2004, offsetting these decreases to the effective tax rate was the tax impact of the $400 million civil penalty agreed to with OFHEO and the SEC that is non-deductible for tax purposes. The higher effective rate in 2003 as compared to 2005 and 2004 relates to our higher earnings in 2003 and less tax credits.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays our deferred tax assets and deferred tax liabilities as of December 31, 2005 and 2004.

	As of December 31,
	2005	2004
	(Dollars in millions)

Deferred tax assets:
Debt and derivative instruments	$5,221	$5,619
Net guaranty assets and obligations and related items	854	793
Cash fees and other upfront payments	252	601
Allowance for loan losses and basis in REO properties	623	545
Employee compensation and benefits	178	143
Partnership and equity investments and related credits	67	—
Mortgage and mortgage-related assets	201	—
Other, net	288	216

Total deferred tax assets	7,684	7,917

Deferred tax liabilities:
Mortgage and mortgage-related assets	—	1,764
Partnership and equity investments and related credits	—	79

Total deferred tax liabilities	—	1,843

Net deferred tax assets	$7,684	$6,074

For the periods presented, we determined that, based on available evidence, a valuation allowance against our tax assets was not necessary. As of December 31, 2005, we had tax credit carryforwards of $261 million that expire in 2025.

We are subject to examination by the Internal Revenue Service (“IRS”). The IRS is currently examining our 2002-2005 tax returns. We have issues before the IRS Appeals Division related to tax years 1999-2001. We and the IRS have resolved all issues raised by the IRS for the years prior to 1999.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Earnings Per Share

The following table displays the computation of basic and diluted earnings per share of common stock.

	For the Year Ended December 31,
	2005	2004	2003
	(Dollars and shares in millions, except per share amounts)

Income before extraordinary gains (losses) and cumulative effect of change in accounting principle	$6,294	$4,975	$7,852
Extraordinary gains (losses), net of tax effect	53	(8)	195
Cumulative effect of change in accounting principle, net of tax effect	—	—	34

Net income	6,347	4,967	8,081
Preferred stock dividends	(486)	(165)	(150)

Net income available to common stockholders(1)	$5,861	$4,802	$7,931

Weighted-average common shares outstanding—basic	970	970	977
Dilutive potential common shares(2)	28	3	4

Weighted-average common shares outstanding—diluted	998	973	981

Basic earnings per share:
Earnings before extraordinary gains (losses) and cumulative effect of change in accounting principle(3)	$5.99	$4.96	$7.88
Extraordinary gains (losses), net of tax effect	0.05	(0.01)	0.20
Cumulative effect of change in accounting principle, net of tax effect	—	—	0.04

Basic earnings per share	$6.04	$4.95	$8.12

Diluted earnings per share:
Earnings before extraordinary gains (losses) and cumulative effect of change in accounting principle(3)	$5.96	$4.94	$7.85
Extraordinary gains (losses), net of tax effect	0.05	—	0.20
Cumulative effect of change in accounting principle, net of tax effect	—	—	0.03

Diluted earnings per share	$6.01	$4.94	$8.08

(1)	In the computation of diluted EPS for 2005, the convertible preferred stock dividends of $135 million are added back to net income available to common stockholders since the assumed conversion of the preferred shares is dilutive and assumed to be converted from the beginning of the period.

(2)	Amount for 2005 represents 27 million incremental shares from the assumed conversion of outstanding convertible preferred stock and approximately 1 million shares from in-the-money nonqualified stock options and other performance awards. Weighted-average options to purchase approximately 20 million, 11 million, and 14 million shares of common stock were outstanding in 2005, 2004, and 2003, respectively, but were excluded from the computation of diluted EPS since they would have been anti-dilutive.

(3)	Amount is net of preferred stock dividends.

12.	Stock-Based Compensation Plans

We have two stock-based compensation plans, the 1985 Employee Stock Purchase Plan and the Stock Compensation Plan of 2003. Under these plans, we offer various stock-based compensation programs where we provide employees an opportunity to purchase Fannie Mae common stock or we periodically make stock awards to certain employees in the form of nonqualified stock options, performance share awards, restricted

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock awards, restricted stock units or stock bonus awards. In connection with our stock-based compensation plans, we recorded compensation expense of $33 million, $105 million and $113 million for the years ended December 31, 2005, 2004 and 2003, respectively. The amount for 2005 includes a $64 million benefit related to the reversal of amounts previously recorded under our Performance Share Program.

Stock-Based Compensation Plans

The 1985 Employee Stock Purchase Plan (the “1985 Purchase Plan”) provides employees an opportunity to purchase shares of Fannie Mae common stock at a discount to the fair market value of the stock during specified purchase periods. Our Board of Directors sets the terms and conditions of offerings under the 1985 Purchase Plan, including the number of available shares and the size of the discount. In 2004, our shareholders approved the Board of Directors’ recommendation to increase the aggregate maximum number of shares of common stock available for employee purchase to 50 million from 41 million. Since its inception in 1985, we have made available 38,039,742 shares under the 1985 Purchase Plan. In any purchase period, the maximum number of shares available for purchase by an eligible employee is the largest number of whole shares having an aggregate fair market value on the first day of the purchase period that does not exceed $25,000. The shares offered under the 1985 Purchase Plan are authorized and unissued shares of common stock or treasury shares.

The Stock Compensation Plan of 2003 (the “2003 Plan”) is the successor to the Stock Compensation Plan of 1993 (the “1993 Plan”). By its terms, no new awards were permitted to be made under the 1993 Plan after May 20, 2003 other than automatic grants of restricted stock to directors joining our Board of Directors on or prior to May 22, 2006. The 2003 Plan, like the 1993 Plan, enables us to make stock awards in various forms and combinations. Under the 2003 Plan, these include stock options, stock appreciation rights, restricted stock, restricted stock units, performance share awards and stock bonus awards. The aggregate maximum number of shares of common stock available for award to employees and non-management directors under the 2003 Plan is 40 million. Since its inception in 2003 and after the effects of cancellations, we have awarded 5,997,925 shares under this plan. The shares awarded under the 2003 Plan may be authorized and unissued shares, treasury shares or shares purchased on the open market.

Stock-Based Compensation Programs

Nonqualified Stock Options

Under the 2003 Plan, we may grant stock options to eligible employees and non-management members of the Board of Directors. Generally, employees and non-management directors cannot exercise their options until at least one year subsequent to the grant date, and they expire ten years from the date of grant. Typically, options vest 25% per year beginning on the first anniversary of the date of grant. The exercise price of each option was equal to the fair market value of our common stock on the date we granted the option. Since 2003, we have recorded compensation expense for grants under this plan under SFAS 123. We recorded compensation expense related to nonqualified stock options of $23 million, $34 million and $20 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Under the 1993 Plan, our Board of Directors approved the EPS Challenge Option Grant in January 2000 for all regular full-time and part-time employees. At that time, all employees, other than management group employees, received a one-time grant of 350 options at an exercise price of $62.50 per share, the fair market value of the stock on the grant date. Management group employees received option grants equivalent to a set percentage of the value of their November 1999 long-term incentive award. Grants provided to new or promoted employees after the initial one-time grant were awarded on a pro rata basis with an exercise price based on the fair market value of the stock on the dates these subsequent grants were made. EPS Challenge Option Grants were scheduled to vest over a stated time period with accelerated vesting if we met target financial performance goals in 2003 based on a pre-determined earnings per share amount set by the Board of

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Directors. The Board of Directors determined that we exceeded the target goal in December 2003 and the EPS Challenge options vested in January 2004.

The following table displays nonqualified stock option activity for the years ended December 31, 2005, 2004 and 2003.

	For the Year Ended December 31,
	2005			2004			2003
		Weighted-	Weighted-		Weighted-	Weighted-		Weighted	Weighted-
		Average	Average		Average	Average		Average	Average
		Exercise	Fair Value		Exercise	Fair Value		Exercise	Fair Value
	Options(1)	Price	at Grant Date	Options(1)	Price	at Grant Date	Options(1)	Price	at Grant Date

Balance, January 1	24,849	$67.10	$21.65	26,077	$62.78	$20.71	25,131	$59.16	$19.94
Granted	16	65.03	16.97	2,595	78.04	20.83	3,747	68.40	19.42
Exercised	(1,356)	30.24	7.98	(3,263)	39.63	12.52	(2,302)	30.52	9.28
Forfeited and/or expired	(1,545)	73.19	22.99	(560)	76.53	25.54	(499)	71.60	24.74

Balance, December 31	21,964	$68.93	$22.39	24,849	$67.10	$21.65	26,077	$62.78	$20.71

Options exercisable, December 31	18,858	$68.19	$22.75	18,760	$64.73	$21.74	15,867	$58.27	$19.32

(1)	Options in thousands.

The following table displays information about our nonqualified stock options outstanding as of December 31, 2005.

	As of December 31, 2005
	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Options(1)	Life	Price	Options(1)	Price

$ 18.00-$35.00	58	0.2	$33.28	58	$33.28
35.01-53.00	2,779	1.6	46.69	2,779	46.69
53.01-70.00	8,449	4.7	65.76	6,994	65.28
70.01-87.00	10,678	5.5	77.42	9,027	77.29

Total	21,964	4.7 yrs.	$68.93	18,858	$68.19

(1)	Options in thousands.

Employee Stock Purchase Program Plus

The Employee Stock Purchase Program Plus consists of two parts: (i) an opportunity to purchase shares of common stock pursuant to the 1985 Purchase Plan (the “ESPP Component”); and (ii) a contingent stock bonus award pursuant to the provisions of the 1993 Plan for the 2003 offering and the 2003 Plan for the 2004 offering (the “Plus Component”). Under the ESPP Component, employees could purchase shares at 95% of the stock price on the grant date. Under the Plus Component, employees were granted a stock bonus contingent upon meeting our predetermined corporate thresholds. There was no offering for 2005.

In 2004, we issued 2,568 shares of common stock to employees who retired during the year under the 2004 offering of the ESPP Component. No additional issuances were made under the 2004 offering as the stock

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

price was less than the purchase price at the end of the year. Additionally, eligible employees purchased 1,764,983 shares of common stock in 2004 at $61.28 per share under the 2003 offering. Employees purchased 5,580 shares of common stock in 2003 at $68.46 per share under the 2002 offering. All shares vest immediately upon purchase by the employee.

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

The ESPP Component under the program is considered to be compensatory under SFAS 123 due to certain option features. Therefore, we recognized compensation expense for grants of $1 million in 2005 related to the 2004 offering. In 2004 and 2003, we recognized compensation expense for the grants of $13 million and $12 million, respectively. The Plus Component of the program is also compensatory. As such, we record compensation expense related to these stock grants. In 2005, there was no expense recognized as no stock awards were made during the year. In 2004 and 2003, we recorded $1 million and $11 million of compensation expense related to the stock grants, respectively. The 2004 amount was lower than the 2003 amount due to $12 million of expense recorded for the cash payments made as a replacement of the stock grants, as discussed above.

Performance-Based Stock Bonus Award

In 2005, the Compensation Committee of our Board of Directors approved the grant of a Performance-based Stock Bonus Award, in lieu of offering the ESPP for 2005. Under this program, eligible employees were awarded up to 42 shares of Fannie Mae common stock. Receipt of shares was contingent on our achievement of certain corporate objectives for 2005. Employees eligible for the 2005 Performance-based Stock Bonus Award include certain regular and term employees scheduled to work more than 20 hours per week, who were employed by us on or before March 1, 2005, and who remain employed in an eligible status through December 30, 2005. We recorded $12 million in expense for the year ended December 31, 2005 for this program. In January 2006, these shares were issued to employees.

Performance Share Program

Under the 1993 and 2003 Plans, certain eligible employees may be awarded performance shares. This program has been made available only to Senior Vice Presidents and above. Under the plans, the terms and conditions of the awards are established by the Compensation Committee for the 2003 Plan and by the non-management members of the Board of Directors for the 1993 Plan. Performance shares become actual awards of common stock if the goals set for the multi-year performance cycle are attained. At the end of the performance period, we typically distribute common stock in two or three installments over a period not longer than three years as long as the participant remains employed by Fannie Mae. Generally, dividend equivalents are earned on unpaid installments of completed cycles and are paid at the same time the shares are delivered to participants. The aggregate market value of performance shares awarded is capped at three times the stock price on the date of grant. The Board authorized and granted 517,373 shares and 466,216 shares for the three-year performance periods beginning in January of 2004 and 2003, respectively. Performance shares had a weighted-average grant date fair value of $71.83 and $64.24 in 2004 and 2003, respectively. There were no performance shares awarded in 2005.

On February 15, 2007, our Board of Directors determined that the remaining unpaid portion of the 2001-2003 performance period, totaling 286,549 shares and the entire unpaid amount of the 2002-2004 performance period totaling 585,341 shares would not be paid. As a result, previously recorded compensation expense of $44 million was reversed in 2005 resulting in a benefit of $44 million recorded as “Salaries and employee

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

benefits expense” in the 2005 consolidated statement of income. We recorded compensation expense for these grants of $24 million and $55 million in 2004 and 2003, respectively.

Outstanding contingent grants of common stock under the Performance Share Program as of December 31, 2005 totaled 171,937 and 181,804 for the 2004-2006 and 2003-2005 performance periods, respectively. The remaining unpaid performance shares have not been issued because the Compensation Committee has not yet determined if we achieved our goals for each of those performance periods; however, the share amounts have been reduced to reflect our current estimate of payment, reducing previously recorded compensation expense by $20 million resulting in a benefit of $20 million recorded as “Salaries and employee benefits expense” in the 2005 consolidated statement of income. A determination as to actual payment for this program will be made by the Board of Directors after reviewing the consolidated financial results and assessing their impact on the quantitative and qualitative measures.

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

In 2005, we awarded 291 shares of restricted stock under the 1993 Plan and 2,240,057 shares of restricted stock under the 2003 Plan. We released 453,402 shares in 2005 as awards vested. In 2004, we awarded 668 shares of restricted stock under the 1993 Plan and 1,035,891 shares of restricted stock under the 2003 Plan. We released 244,535 shares in 2004 as awards vested. In 2003, we awarded 506,625 shares of restricted stock under the 1993 Plan and 65,624 shares of restricted stock under the 2003 Plan. We released 116,119 shares in 2003 as awards vested. Unvested shares totaled 3,024,639, 1,522,859 and 806,274 as of December 31, 2005, 2004 and 2003, respectively, at a weighted average fair value at grant date of $66.35, $75.32 and $70.98, respectively.

We recorded compensation expense for these grants of $61 million, $32 million and $16 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Stock Appreciation Rights

Under the 2003 Plan, we are permitted to grant to employees Stock Appreciation Rights (“SARs”), an award of common stock or an amount of cash, or a combination of shares of common stock and cash, the aggregate amount or value of which is determined by reference to a change in the fair value of the common stock. As of December 31, 2005, no SARs had been granted.

Shares Available for Future Issuance

The 1985 Purchase Plan and the 2003 Plan allow us to issue up to 90 million shares of common stock to eligible employees for all programs. As of December 31, 2005, 11,960,258 and 34,002,075 shares remained available for grant under the 1985 Purchase Plan and the 2003 Plan, respectively.

13.	Employee Retirement Benefits

We sponsor both defined benefit plans and defined contribution plans for our employees, as well as a healthcare plan that provides certain health benefits for retired employees and their dependents.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Defined Benefit Pension Plans and Postretirement Health Care Plan

Our defined benefit pension plans include qualified and nonqualified noncontributory plans. Pension plan benefits are based on years of credited service and a percentage of eligible compensation. All regular full-time employees and regular part-time employees regularly scheduled to work at least 1,000 hours per year are eligible to participate in the qualified defined benefit pension plan. We fund our qualified pension plan through employer contributions to a qualified irrevocable trust that is maintained for the sole benefit of plan participants and their beneficiaries. Contributions to our qualified pension plan are subject to a minimum funding requirement and a maximum funding limit under the Employee Retirement Income Security Act of 1974 (“ERISA”) and IRS regulations. Although we were not required to make any contributions to the qualified plan in 2005, 2004 or 2003, we did elect to make discretionary contributions in each of these years.

Our nonqualified pension plans include an Executive Pension Plan, Supplemental Pension Plan and the 2003 Supplemental Pension Plan, which is a bonus-based plan. These plans cover certain employees and supplement the benefits payable under the qualified pension plan. The Compensation Committee of the Board of Directors selects those who can participate in the Executive Pension Plan. The Board of Directors approves the pension goals under the Executive Pension Plan for participants who are at the level of Executive Vice President and above and payments are reduced by any amounts payable under the qualified plan. Participants typically vest in their benefits under the Executive Pension Plan after ten years of service as a participant, with partial vesting usually beginning after five years. Benefits under the Executive Pension Plan are paid through a rabbi trust.

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

We also sponsor a contributory postretirement Health Care Plan that covers substantially all regular full-time employees who meet the applicable age and service requirements. We accrue and pay the benefits for our unfunded postretirement Health Care Plan from our cash and cash equivalents.

Net periodic benefit costs are determined on an actuarial basis and are included in “Salaries and employee benefits expense” in the consolidated statements of income. The following table displays components of our

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

net periodic benefit costs for our qualified and nonqualified pension plans and our postretirement Health Care Plan for the years ended December 31, 2005, 2004 and 2003.

	For the Year Ended December 31,
	2005			2004			2003
	Pension Plans			Pension Plans			Pension Plans
			Other Post-			Other Post-			Other Post-
		Non-	Retirement		Non-	Retirement		Non-	Retirement
	Qualified	Qualified	Plan	Qualified	Qualified	Plan	Qualified	Qualified	Plan
	(Dollars in millions)

Service cost	$47	$10	$11	$38	$8	$10	$31	$6	$8
Interest cost	37	9	9	32	7	8	29	7	7
Expected return on plan assets	(40)	—	—	(28)	—	—	(18)	—	—
Amortization of initial transition obligation	—	—	2	—	—	2	(1)	—	2
Amortization of prior service cost	—	2	(1)	—	2	(1)	—	2	—
Amortization of net loss	5	3	1	3	4	2	5	1	1

Net periodic benefit cost	$49	$24	$22	$45	$21	$21	$46	$16	$18

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

Contributions to the qualified pension plan increase the plan assets while contributions to the unfunded plans are made to fund current period benefit payments. We were not required to make minimum contributions to our qualified pension plan for each of the years in the three-year period ended December 31, 2005 since we met the minimum funding requirements as prescribed by ERISA. However, we made discretionary contributions to our qualified pension plan of $37 million, $121 million and $80 million for the years ended December 31, 2005, 2004 and 2003, respectively. We also made a discretionary contribution to our qualified pension plan of $80 million in 2006.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays the status of our pension and postretirement plans as of December 31, 2005 and 2004.

	As of December 31,
	2005			2004
	Pension Plans			Pension Plans
			Other Post-			Other Post-
		Non-	Retirement		Non-	Retirement
	Qualified	Qualified	Plan	Qualified	Qualified	Plan
	(Dollars in millions)

Change in Benefit Obligation
Benefit obligation at beginning of year	$598	$146	$139	$472	$115	$126
Service cost	47	10	11	38	8	10
Interest cost	37	9	9	32	7	8
Plan participants’ contributions	—	—	—	—	—	1
Plan amendments	—	1	—	—	5	(3)
Net actuarial loss	34	2	8	63	13	2
Benefits paid	(8)	(4)	(4)	(7)	(2)	(5)

Benefit obligation at end of year	$708	$164	$163	$598	$146	$139

Change in Plan Assets
Fair value of plan assets at beginning of year	$537	$—	$—	$376	$—	$—
Actual return on plan assets	36	—	—	47	—	—
Employer contributions	37	4	4	121	2	4
Plan participants’ contributions	—	—	—	—	—	1
Benefits paid	(8)	(4)	(4)	(7)	(2)	(5)

Fair value of plan assets at end of year	$602	$—	$—	$537	$—	$—

Reconciliation of Funded Status to Net Amount Recognized
Funded status at end of period	$(106)	$(164)	$(163)	$(61)	$(146)	$(139)
Unrecognized net actuarial loss	152	37	42	119	37	36
Unrecognized prior service cost (benefit)	1	19	(7)	1	21	(8)
Unrecognized net transition obligation	—	—	13	—	—	15

Net amount recognized	$47	$(108)	$(115)	$59	$(88)	$(96)

Amounts Recognized in the Consolidated Balance Sheets
Other assets:
Prepaid benefit cost	$47	$—	$—	$59	$—	$—
Intangible and other assets	—	15	—	—	19	—
Other liabilities:
Accrued benefit cost	—	(108)	(115)	—	(88)	(96)
Additional minimum pension liability	—	(23)	—	—	(29)	—
Accumulated other comprehensive income	—	8	—	—	10	—

Net amount recognized	$47	$(108)	$(115)	$59	$(88)	$(96)

Actuarial gains or losses reflect annual changes in the amount of either the benefit obligation or the fair value of plan assets that result from the difference between actual experience and projected amounts or from changes in assumptions.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays information pertaining to the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for our pension plans as of December 31, 2005 and 2004.

	As of December 31,
	2005		2004
	Pension Plans		Pension Plans
		Non-		Non-
	Qualified	Qualified	Qualified	Qualified
	(Dollars in millions)

Projected benefit obligation	$708	$164	$598	$146
Accumulated benefit obligation	516	115	434	105
Fair value of plan assets	602	—	537	—

Our current funding policy is to contribute an amount at least equal to the minimum required contribution under ERISA as well as to maintain a 105% current liability funded status as of January 1 of every year. The plan assets of our funded qualified pension plan were greater than our accumulated benefit obligation by $86 million and $103 million as of December 31, 2005 and 2004, respectively.

The pension and postretirement benefit amounts recognized in the consolidated financial statements are determined on an actuarial basis using several different assumptions that are measured as of December 31, 2005, 2004 and 2003. The following table displays the actuarial assumptions for our principal plans used in determining the net periodic benefit expense in the consolidated statements of income for the years ended December 31, 2005, 2004 and 2003 and the net prepaid benefit cost (accrued benefit liability) in the consolidated balance sheets as of December 31, 2005, 2004 and 2003.

	As of December 31,
	Pension Benefits			Postretirement Benefits
	2005	2004	2003	2005	2004	2003

Weighted average assumptions used to determine net periodic benefit costs:
Discount rate	5.75%	6.25%	6.75%	5.75%	6.25%	6.75%
Average rate of increase in future compensation	5.75	5.75	6.50
Expected long-term weighted average rate of return on plan assets	7.50	7.50	7.50
Weighted average assumptions used to determine benefit obligation at year-end:
Discount rate	5.75%	5.75%	6.25%	5.75%	5.75%	6.25%
Average rate of increase in future compensation	5.75	5.75	5.75
Health care cost trend rate assumed for next year:
Pre-65				10.00%	11.00%	9.00%
Post-65				10.00	11.00	11.00
Rate that cost trend rate gradually declines to and remains at				5.00	5.00	4.50
Year that rate reaches the ultimate trend rate				2011	2011	2007

As of December 31, 2005, the effect of a 1% increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation by $5 million, while a 1% decrease would decrease the accumulated postretirement benefit obligation by $4 million. There would be no material change in the net periodic postretirement benefit cost from a 1% change in either direction.

We review our pension and postretirement benefit plan assumptions on an annual basis. We calculate the net periodic benefit expense each year based on assumptions established at the end of the previous calendar year. In determining our net periodic benefit costs, we assess the discount rate to be used in the annual actuarial valuation of our pension and postretirement benefit obligations at year-end. We consider the current yields on high-quality, corporate fixed-income debt instruments with maturities corresponding to the expected duration

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of our benefit obligations and supported by cash flow matching analysis based on expected cash flows specific to the characteristics of our plan participants, such as age and gender. As of December 31, 2005, the discount rate used to determine our obligation remained unchanged, reflecting little movement in corporate-fixed income debt instruments during 2005. We also assess the long-term rate of return on plan assets for our qualified pension plan. The return on asset assumption reflects our expectations for plan-level returns over a term of approximately seven to ten years. Given the longer-term nature of the assumption and a stable investment policy, it may or may not change from year to year. However, if longer-term market cycles or other economic developments impact the global investment environment, or asset allocation changes are made, we may adjust our assumption accordingly. The expected long-term rate of return on plan assets for 2005 remained unchanged from the 2004 rate of 7.5% because of the stability of the investment market and our asset allocations. Changes in assumptions used in determining pension and postretirement benefit plan expense did not have a material effect in the consolidated statements of income for the years ended December 31, 2005, 2004 or 2003.

The fair value allocation of our qualified pension plan assets on a weighted-average basis as of December 31, 2005 and 2004, and the target allocation, by asset category, are displayed below.

		Asset
		Allocation
		As of
	Target	December 31,
Investment Type	Allocation	2005	2004

Equity securities	75-85%	83%	84%
Fixed income securities	12-20%	14	15
Other	0-2%	3	1

Total		100%	100%

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

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below displays the benefits we expect to pay in each of the next five years and subsequent five years for our pension plans and postretirement plan. The expected benefits are based on the same assumptions used to measure our benefit obligation as of December 31, 2005. In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care plans that provides a benefit that is at least actuarially equivalent to Medicare Part D. We are entitled to a subsidy under the Act, which reduces the accumulated postretirement benefit obligation attributed to past service and the net periodic postretirement benefit cost for the current period. We adopted FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”) prospectively as of July 1, 2004. The Act’s impact on expected benefit payments under FSP 106-2 is also displayed in the table below.

	Expected Retirement Plan Benefit Payments
	Pension Benefits		Other Post Retirement Benefits
			Before Medicare	Medicare
	Qualified	Nonqualified	Part D Subsidy	Part D Subsidy
	(Dollars in millions)

2006	$10	$5	$4	$—
2007	11	5	5	—
2008	14	5	5	—
2009	16	6	6	—
2010	19	7	7	1
2011—2015	161	48	54	4

Defined Contribution Plans

Retirement Savings Plan

The Retirement Savings Plan is a defined contribution plan that includes both a 401(k) before-tax feature and a regular after-tax feature. Under the plan, eligible employees may allocate investment balances to a variety of investment options. We match employee contributions up to 3% of base salary in cash (maximum of $6,300 for 2005, $6,150 for 2004 and $6,000 for 2003). For the years ended December 31, 2005, 2004 and 2003, the maximum employee contribution as established by the IRS was $14,000, $13,000 and $12,000, respectively, with additional “catch-up” contributions permitted for participants aged 50 and older of $4,000, $3,000 and $2,000, respectively. As of December 31, 2005, participants vested in our contributions beginning at two years of participation and became fully vested after five years of participation. There was no option to invest directly in our common stock for the years ended December 31, 2005, 2004 and 2003. We recorded expense of $14 million, $13 million and $11 million for the years ended December 31, 2005, 2004 and 2003, respectively, as “Salaries and employee benefits expense” in the consolidated statements of income.

Employee Stock Ownership Plan

We have an Employee Stock Ownership Plan (“ESOP”) for eligible employees who are regularly scheduled to work at least 1,000 hours in a calendar year. Participation is not available to participants in the Executive Pension Plan. Under the plan, we may contribute annually to the ESOP an amount up to 4% of the aggregate eligible salary for all participants at the discretion of the Board of Directors or based on achievement of defined corporate goals as determined by the Board. We may contribute either shares of Fannie Mae common stock or cash to purchase Fannie Mae common stock. When contributions are made in stock, the per share price is determined using the average high and low market prices on the day preceding the contribution. Compensation cost is measured as the fair value of the shares or cash contributed to, or to be contributed to, the ESOP. We record these contributions as salaries and employee benefits expense in the consolidated statements of income. Expense recorded in connection with the ESOP was $10 million, $9 million and

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$9 million for the years ended December 31, 2005, 2004 and 2003, respectively, based on actual contributions of 2% of salary for each of the reported years. The fair value of unearned ESOP shares, which represents the fair value of common shares issued or treasury shares sold to the ESOP, was $1 million and $2 million as of December 31, 2005 and 2004, respectively.

Participants are 100% vested in their ESOP accounts either upon attainment of age 65 or five years of service. Employees who are at least 55 years of age, and have at least 10 years of participation in the ESOP, may qualify to diversify vested ESOP shares by rolling over all or a portion of the value of their ESOP account into investment funds available under the Retirement Savings Plan without losing the tax-deferred status of the value of the ESOP.

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

The following table displays the ESOP activity for the years ended December 31, 2005 and 2004.

	For the Year Ended
	December 31,
	2005	2004

Common shares allocated to employees	1,637,477	1,582,653
Common shares committed to be released to employees	182,074	140,692
Unallocated common shares	763	2,482

14.	Segment Reporting

Our three reportable segments are: Single-Family Credit Guaranty, HCD and Capital Markets. We use these three segments to generate revenue and manage business risk and each segment is based on the type of business activities it performs. These activities are discussed below.

Single-Family Credit Guaranty.  Our Single-Family Credit Guaranty segment works with our lender customers to securitize single-family mortgage loans into Fannie Mae MBS and to facilitate the purchase of single-family mortgage loans for our mortgage portfolio. Our Single-Family Credit Guaranty segment has responsibility for managing our credit risk exposure relating to the single-family Fannie Mae MBS held by third parties (such as lenders, depositories and global investors), as well as the single-family mortgage loans and single-family Fannie Mae MBS held in our mortgage portfolio. Our Single-Family Credit Guaranty segment also has responsibility for pricing the credit risk of the single-family mortgage loans we purchase for our mortgage portfolio. Revenues in the segment are derived primarily from (i) the guaranty fees the segment receives as compensation for assuming the credit risk on the mortgage loans underlying single-family Fannie Mae MBS and on the single-family mortgage loans held in our portfolio and (ii) interest income earned on cash flows from the date of remittance by servicers until the date of distribution to MBS certificate holders, commonly referred to as float income. The primary source of profit for the Single-Family Credit Guaranty segment is the difference between the guaranty fees earned and the costs of providing this service, including credit-related losses.

Housing and Community Development.  Our HCD segment helps to expand the supply of affordable and market-rate rental housing in the United States primarily by: (i) working with our lender customers to

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securitize multifamily mortgage loans into Fannie Mae MBS and to facilitate the purchase of multifamily mortgage loans for our mortgage portfolio; and (ii) making investments in rental and for-sale housing projects, including investments in rental housing that qualify for federal low-income housing tax credits. Our HCD segment has responsibility for managing our credit risk exposure relating to the multifamily Fannie Mae MBS held by third parties, as well as the multifamily mortgage loans and multifamily Fannie Mae MBS held in our mortgage portfolio. Revenues in the segment are derived from a variety of sources, including the guaranty fees the segment receives as compensation for assuming the credit risk on the mortgage loans underlying multifamily Fannie Mae MBS and on the multifamily mortgage loans held in our portfolio, transaction fees associated with the multifamily business and bond credit enhancement fees. In addition, HCD’s investments in housing projects eligible for the low-income housing tax credit and other investments generate both tax credits and net operating losses that reduce our federal income tax liability. While the HCD guaranty business is similar to our Single-Family Credit Guaranty business, neither the economic return nor the nature of the credit risk are similar to those of Single-Family Credit Guaranty.

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

Our segment financial results include directly attributable revenues and expenses and allocated overhead. We allocate capital to our segments using OFHEO minimum capital requirements for each segment adjusted for over- or under-capitalization. The Single-Family Credit Guaranty and HCD segments charge the Capital Markets segment a guaranty fee for managing the credit risk on most mortgage assets held by the Capital Markets segment.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays our segment results for the years ended December 31, 2005, 2004 and 2003.

	For the Year Ended December 31, 2005
	Single-Family		Capital
	Credit Guaranty	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$906	$(217)	$10,816	$11,505

Guaranty fee income (expense)(2)	4,649	342	(1,212)	3,779
Investment gains (losses), net	169	—	(1,503)	(1,334)
Derivatives fair value losses, net	—	—	(4,196)	(4,196)
Debt extinguishment losses, net	—	—	(68)	(68)
Losses from partnership investments	—	(849)	—	(849)
Fee and other income	250	628	648	1,526

Non-interest income (loss)	5,068	121	(6,331)	(1,142)

Provision (benefit) for credit losses	454	(13)	—	441
Restatement and related regulatory expenses	226	80	263	569
Other expenses	933	427	422	1,782

Income (loss) before federal income taxes and extraordinary gains	4,361	(590)	3,800	7,571
Provision (benefit) for federal income taxes	1,472	(1,052)	857	1,277

Income before extraordinary gains	2,889	462	2,943	6,294
Extraordinary gains, net of tax effect	—	—	53	53

Net income	$2,889	$462	$2,996	$6,347

(1)	Includes cost of capital charge.

(2)	Includes intercompany guaranty fee revenue (expense) of $990 million allocated to Single-Family Credit Guaranty and HCD from Capital Markets for absorbing the credit risk on mortgage loans and Fannie Mae MBS held in our portfolio.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Year Ended December 31, 2004
	Single-Family		Capital
	Credit Guaranty	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$478	$(144)	$17,747	$18,081

Guaranty fee income (expense)(2)	4,455	379	(1,230)	3,604
Investment gains (losses), net	84	—	(446)	(362)
Derivatives fair value losses, net	—	—	(12,256)	(12,256)
Debt extinguishment losses, net	—	—	(152)	(152)
Losses from partnership investments	—	(702)	—	(702)
Fee and other income (expense)	220	312	(128)	404

Non-interest income (loss)	4,759	(11)	(14,212)	(9,464)

Provision for credit losses	312	40	—	352
Restatement and regulatory expenses(3)	92	36	272	400
Other expenses	931	359	576	1,866

Income (loss) before federal income taxes and extraordinary losses	3,902	(590)	2,687	5,999
Provision (benefit) for federal income taxes	1,388	(927)	563	1,024

Income before extraordinary losses	2,514	337	2,124	4,975
Extraordinary losses, net of tax effect	—	—	(8)	(8)

Net income	$2,514	$337	$2,116	$4,967

(1)	Includes cost of capital charge.

(2)	Includes intercompany guaranty fee revenue (expense) of $1.0 billion allocated to Single-Family Credit Guaranty and HCD from Capital Markets for absorbing the credit risk on mortgage loans and Fannie Mae MBS held in our portfolio.

(3)	Reclassified from other expenses to conform to current year presentation.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Year Ended December 31, 2003
	Single-Family		Capital
	Credit Guaranty	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$495	$(99)	$19,081	$19,477

Guaranty fee income (expense)(2)	4,222	303	(1,244)	3,281
Investment gains (losses), net	76	—	(1,307)	(1,231)
Derivatives fair value losses, net	—	—	(6,289)	(6,289)
Debt extinguishment losses, net	—	—	(2,692)	(2,692)
Losses from partnership investments	—	(637)	—	(637)
Fee and other income (expense)	277	209	(146)	340

Non-interest income (loss)	4,575	(125)	(11,678)	(7,228)

Provision for credit losses	331	34	—	365
Other expenses	925	238	435	1,598

Income (loss) before federal income taxes, extraordinary gains and cumulative effect of change in accounting principle	3,814	(496)	6,968	10,286
Provision (benefit) for federal income taxes	1,333	(782)	1,883	2,434

Income before extraordinary gains and cumulative effect of change in accounting principle	2,481	286	5,085	7,852
Extraordinary gain, net of tax effect	—	—	195	195
Cumulative effect of change in accounting principle, net of tax effect	—	—	34	34

Net income	$2,481	$286	$5,314	$8,081

(1)	Includes cost of capital charge.

(2)	Includes intercompany guaranty fee revenue (expense) of $1.0 billion allocated to Single-Family Credit Guaranty and HCD from Capital Markets for absorbing the credit risk on mortgage loans and Fannie Mae MBS held in our portfolio.

The following table displays total assets by segment as of December 31, 2005 and 2004.

	As of December 31,
	2005	2004
	(Dollars in millions)

Single-Family Credit Guaranty	$12,871	$11,543
HCD	11,829	10,166
Capital Markets	809,468	999,225

Total assets	$834,168	$1,020,934

We operate our business solely in the United States and, accordingly, we do not generate any revenue from or have assets in geographic locations other than the United States.

15.	Regulatory Capital Requirements

The Federal Housing Enterprises Financial Safety and Soundness Act of 1992 (the “1992 Act”) established minimum capital, critical capital and risk-based capital requirements for Fannie Mae. Based upon these requirements, OFHEO classifies us on a quarterly basis as either adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized. We are required by federal statute to meet the minimum, critical and risk-based capital standards to be classified as adequately capitalized.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Minimum capital and critical capital standards are met with core capital holdings. Defined in the statute, core capital is equal to the sum of the stated value of outstanding common stock (common stock less treasury stock), the stated value of outstanding non-cumulative perpetual preferred stock, paid-in-capital and retained earnings, as determined in accordance with GAAP. The minimum capital standard is generally equal to the sum of: (i) 2.50% of on-balance sheet assets; (ii) 0.45% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties; and (iii) up to 0.45% of other off- balance sheet obligations, which may be adjusted by the Director of OFHEO under certain circumstances (see 12 CFR 1750.4 for existing adjustments made by the Director of OFHEO). The critical capital standard is generally equal to the sum of: (i) 1.25% of on-balance sheet assets; (ii) 0.25% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties; and (iii) up to 0.25% of other off-balance sheet obligations, which may be adjusted by the Director of OFHEO under certain circumstances.

OFHEO’s risk-based capital standard also ties capital requirements to the risk in our book of business, as measured by a stress test model. The stress test simulates our financial performance over a ten-year period of severe economic conditions characterized by both extreme interest rate movements and mortgage default rates. Simulation results indicate the amount of capital required to survive this prolonged period of economic stress absent new business or active risk management action. In addition to this model-based amount, the risk-based capital requirement includes an additional 30% surcharge to cover unspecified management and operations risks.

Each quarter, OFHEO runs a detailed profile of our book of business through the stress test simulation model. The model generates cash flows and financial statements to evaluate our risk and measure our capital adequacy during the ten-year stress horizon. As part of its quarterly capital classification announcement, OFHEO makes these stress test results publicly available. Compliance with the risk-based standard is determined using total capital as defined in the table below.

The following table displays our regulatory capital classification measures as of December 31, 2005 and 2004.

	As of December 31,
	2005(1)	2004
	(Dollars in millions)

Core capital(2)	$39,433	$34,514
Required minimum capital(3)	28,233	32,121

Surplus of core capital over required minimum capital	$11,200	$2,393

Surplus of core capital percentage over required minimum capital(4)	39.7%	7.4%
Total capital(5)	$40,091	$35,196
Required risk-based capital(6)	12,636	10,039

Surplus of total capital over required risk-based capital	$27,455	$25,157

Surplus of total capital percentage over required risk-based capital(7)	217.3%	250.6%
Core capital(2)	$39,433	$34,514
Required critical capital(8)	14,536	16,435

Surplus of core capital over required critical capital	$24,897	$18,078

Surplus of core capital percentage over required critical capital(9)	171.3%	110.0%

(1)	Except for required risk-based capital amounts, all amounts represent estimates which will be resubmitted to OFHEO for their certification. Required risk-based capital amounts represent previously announced results by OFHEO. OFHEO may determine that results require restatement in the future based upon analysis provided by us.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	The sum of (a) the stated value of our outstanding common stock (common stock less treasury stock); (b) the stated value of our outstanding non-cumulative perpetual preferred stock; (c) our paid-in capital; and (d) our retained earnings. Core capital excludes AOCI.

(3)	Generally, the sum of (a) 2.50% of on-balance sheet assets; (b) 0.45% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties; and (c) up to 0.45% of other off-balance sheet obligations, which may be adjusted by the Director of OFHEO under certain circumstances (See 12 CFR 1750.4 for existing adjustments made by the Director of OFHEO).

(4)	Defined as the surplus of core capital over required minimum capital expressed as a percentage of required minimum capital.

(5)	The sum of (a) core capital and (b) the total allowance for loan losses and reserve for guaranty losses, less (c) the specific loss allowance (that is, the allowance required on individually-impaired loans). The specific loss allowance totaled $66 million and $63 million as of December 31, 2005 and 2004, respectively.

(6)	Defined as the amount of total capital required to be held to absorb projected losses flowing from future adverse interest rate and credit risk conditions specified by statute (see 12 CFR 1750.13 for conditions), plus 30% mandated by statute to cover management and operations risk.

(7)	Defined as the surplus of total capital over required risk-based capital expressed as a percentage of risk-based capital.

(8)	Generally, the sum of (a) 1.25% of on-balance sheet assets; (b) 0.25% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties and (c) up to 0.25% of other off-balance sheet obligations, which may be adjusted by the Director of OFHEO under certain circumstances.

(9)	Defined as the surplus of core capital over required critical capital expressed as a percentage of required critical capital.

Capital Classification

The 1992 Act requires the Director of OFHEO to determine the capital level and classification at least quarterly. If OFHEO finds that we fail to meet these regulatory capital standards, we become subject to certain restrictions and requirements. OFHEO originally classified us as adequately capitalized as of December 31, 2002 and 2003 and significantly undercapitalized as of December 31, 2004. In December 2006, however, following our issuance of restated financial statements, OFHEO reclassified us as significantly undercapitalized as of 2003 as well. OFHEO has classified us as adequately capitalized as of March 31, 2005 and for all quarterly periods thereafter through December 31, 2006.

In response to the initial findings from OFHEO’s September 2004 special examination interim report, we entered into the September 27, 2004 agreement with OFHEO (the “OFHEO Agreement”), which required us to take a series of steps with respect to our internal controls, organization and staffing, governance, accounting and capital. In accordance with the OFHEO Agreement, which, as described below, has since been terminated, we were required to obtain prior written approval from the Director of OFHEO before engaging in certain capital transactions, including payments made to repurchase, redeem, retire or otherwise acquire any of our shares, the calling of preferred stock, as well as restrictions on dividend payments described below.

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

On December 21, 2004, following the SEC’s determination that we should restate our financial statements, OFHEO classified us as significantly undercapitalized as of September 30, 2004 and directed us to submit a capital restoration plan that would provide for compliance with our statutory minimum capital requirement plus a surplus of 30% over the same requirement. The final capital restoration plan was approved by OFHEO

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in February 2005 and required us to achieve the 30% surplus by September 30, 2005. Pursuant to the plan, we achieved the 30% capital surplus by September 30, 2005 through (i) managing total balance sheet asset size by reducing the portfolio principally through normal mortgage liquidations in order to limit overall minimum capital requirements; and (ii) increasing core capital through accreting retained earnings, the December 2004 issuance of $5.0 billion of preferred stock, reducing the common stock dividend by 50%, and cost-cutting efforts to augment capital accumulation.

Dividend Restrictions

Approval by the Director of OFHEO is required for any dividend payment that would cause either our core capital or total capital to fall below the minimum capital or risk based capital requirements, respectively. During the period that we were subject to the OFHEO Agreement (September 27, 2004 to May 22, 2006), we were subject to additional dividend restrictions as set forth in the agreement. Specifically, as long as we remained below the 30% capital surplus target, we were required to obtain prior written approval from the Director of OFHEO before making payment of preferred stock dividends above stated contractual rates or common stock dividends in excess of the prior quarter’s dividends.

Pursuant to the OFHEO Consent Order (defined below), we are currently subject to the following additional restrictions relating to our dividends or other capital distributions: (1) as long as the capital restoration plan is still in effect, we must seek the approval of the Director of OFHEO before engaging in any transaction that could have the effect of reducing our capital surplus below an amount equal to 30% more than our statutory minimum capital requirement; and (2) we must submit a written report to OFHEO detailing the rationale and process for any proposed capital distribution before making the distribution. As of December 31, 2005, our capital surplus in excess of 30% of our minimum capital requirement that could be considered in the determination of a capital distribution was $2.7 billion.

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

Compliance with Agreements

On September 1, 2005, we entered into an agreement with OFHEO under which it regulates certain financial risk management and disclosure commitments designed to enhance market discipline, liquidity and capital adequacy. Pursuant to this agreement with OFHEO, we agreed to issue qualifying subordinated debt, rated by at least two nationally recognized statistical rating organizations, in a quantity such that the sum of our total capital plus the outstanding balance of our qualifying subordinated debt equals or exceeds the sum of: (i) outstanding Fannie Mae MBS held by third parties times 0.45%; and (ii) total on-balance sheet assets times 4%. We must also take reasonable steps to maintain sufficient outstanding subordinated debt to promote liquidity and reliable market quotes on market values. Every six months, commencing January 1, 2006, we are required to submit, and have submitted, to OFHEO a subordinated debt management plan that includes any issuance plans for the upcoming six months, which is subject to OFHEO’s approval and is required to comply with our commitment regarding qualifying subordinated debt issuance requirements. In addition, we are required to provide periodic public disclosures on our risks and risk management practices and will inform OFHEO of the disclosures. These disclosures include: subordinated debt disclosures, liquidity management disclosures, interest rate risk disclosures, credit risk disclosures and risk rating disclosures.

On May 23, 2006, we agreed to the issuance of a consent order by OFHEO (the “OFHEO Consent Order”), which superseded and terminated the OFHEO Agreement and resolved all matters addressed by OFHEO’s

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interim and final reports of its special examination. According to the OFHEO Consent Order, we agreed to the following restrictions relating to our capital activity in addition to the restrictions set forth in the Charter Act:

•	We must continue our commitment to maintain a 30% capital surplus over our statutory minimum capital requirement until such time as the Director of OFHEO determines that the requirement should be modified or allowed to expire, considering factors such as the resolution of accounting and internal control issues.

•	While the capital restoration plan is in effect, we must seek the approval of the Director of OFHEO before engaging in any transaction that could have the effect of reducing our capital surplus below an amount equal to 30% more than our statutory minimum capital requirement.

•	We must submit a written report to OFHEO detailing the rationale and process for any proposed capital distribution before making the distribution.

•	We are not permitted to increase our net mortgage portfolio assets above the amount shown in the minimum capital report to OFHEO as of December 31, 2005 ($727.75 billion), except under limited circumstances at the discretion of OFHEO. Net mortgage portfolio assets are defined as the unpaid principal balance of our mortgage loans and mortgage-related securities net of market valuation adjustments, allowance for loan losses, impairments and unamortized premiums and discounts. We will be subject to this limitation on portfolio growth until the Director of OFHEO has determined that expiration of the limitation is appropriate in light of information regarding: capital; market liquidity issues; housing goals; risk management improvements; outside auditor’s opinion that the consolidated financial statements present fairly in all material respects our financial condition; receipt of an unqualified opinion from an outside audit firm that our internal controls are effective pursuant to section 404 of the Sarbanes-Oxley Act of 2002; or other relevant information.

We are in compliance with the OFHEO Consent Order as of the date of this filing.

16.	Preferred Stock

The following table displays preferred stock outstanding as of December 31, 2005 and 2004.

							Annual
							Dividend Rate
		Issued and Outstanding as of December 31,				Stated	as of
	Issue	2005		2004		Value	December 31,		Redeemable on
Title	Date	Shares	Amount	Shares	Amount	per Share	2005		or After

Series D	September 30, 1998	3,000,000	$150,000,000	3,000,000	$150,000,000	$50	5.250%		September 30, 1999
Series E	April 15, 1999	3,000,000	150,000,000	3,000,000	150,000,000	50	5.100		April 15, 2004
Series F	March 20, 2000	13,800,000	690,000,000	13,800,000	690,000,000	50	1.370	(1)	March 31, 2002	(3)
Series G	August 8, 2000	5,750,000	287,500,000	5,750,000	287,500,000	50	2.350	(2)	September 30, 2002	(3)
Series H	April 6, 2001	8,000,000	400,000,000	8,000,000	400,000,000	50	5.810		April 6, 2006
Series I	October 28, 2002	6,000,000	300,000,000	6,000,000	300,000,000	50	5.375		October 28, 2007
Series J	November 26, 2002	14,000,000	700,000,000	14,000,000	700,000,000	50	4.716	(4)	November 26, 2004
Series K	March 18, 2003	8,000,000	400,000,000	8,000,000	400,000,000	50	5.396	(5)	March 18, 2005
Series L	April 29, 2003	6,900,000	345,000,000	6,900,000	345,000,000	50	5.125		April 29, 2008
Series M	June 10, 2003	9,200,000	460,000,000	9,200,000	460,000,000	50	4.750		June 10, 2008
Series N	September 25, 2003	4,500,000	225,000,000	4,500,000	225,000,000	50	5.500		September 25, 2008
Series O	December 30, 2004	50,000,000	2,500,000,000	50,000,000	2,500,000,000	50	7.000	(6)	December 31, 2007
Convertible Series 2004-1	December 30, 2004	25,000	2,500,000,000	25,000	2,500,000,000	100,000	5.375		January 5, 2008

Total		132,175,000	$9,107,500,000	132,175,000	$9,107,500,000

(1)	Rate effective March 31, 2004. Variable dividend rate resets every two years at the two-year Constant Maturity U.S. Treasury Rate (“CMT”) minus 0.16% with a cap of 11% per year. As of March 31, 2006, the annual dividend rate reset to 4.56%.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Rate effective September 30, 2004. Variable dividend rate resets every two years at the two-year CMT rate minus 0.18% with a cap of 11% per year. As of September 30, 2006, the annual dividend rate reset to 4.59%.

(3)	Represents initial call date. Redeemable every two years thereafter.

(4)	Rate effective November 26, 2004. Variable dividend rate resets every two years at the two-year U.S. Dollar Swap Rate plus 1.38% with a cap of 8% per year. As of November 26, 2006, the annual dividend rate reset to 6.453%.

(5)	Rate effective March 18, 2005. Variable dividend rate resets every two years thereafter at the 2-year U.S. Dollar Swap Rate plus 1.33% with a cap of 8% per year. As of December 31, 2004, the annual dividend rate was 3.000%. As of March 18, 2007, the annual dividend rate was 6.304%.

(6)	Rate effective December 31, 2005 and as of March 31, 2007. Variable dividend rate that resets quarterly thereafter at the greater of 7.00% or the 10-year CMT rate plus 2.375%. As of December 31, 2004, the annual dividend rate was 7.000%.

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

Shares of the Convertible Series 2004-1 Preferred Stock are convertible at any time, at the option of the holders, into shares of Fannie Mae common stock at a conversion price of $94.31 per share of common stock (equivalent to a conversion rate of 1,060.3329 shares of common stock for each share of Series 2004-1 Preferred Stock). The conversion price is adjustable, as necessary, to maintain the stated conversion rate into common stock. Events which may trigger an adjustment to the conversion price include certain changes in our common stock dividend rate, subdivisions of our outstanding common stock into a greater number of shares, combinations of our outstanding common stock into a smaller number of shares and issuances of any shares by reclassification of our common stock. No such events have occurred such that a change in conversion price would be required.

Holders of preferred stock are entitled to receive non-cumulative, quarterly dividends when, and if, declared by our Board of Directors, but have no right to require redemption of any shares of preferred stock. Payment of dividends on preferred stock is not mandatory, but has priority over payment of dividends on common stock, which are also declared by the Board of Directors. If dividends on the preferred stock are not paid or set aside for payment for a given dividend period, dividends may not be paid on our common stock for that period. For the years ended December 31, 2005, 2004 and 2003, dividends paid on preferred stock were $486 million, $165 million and $150 million, respectively. From January 1, 2006 through April 19, 2007, all declared quarterly dividend payments on outstanding series of preferred stock have been paid.

After a specified period, we have the option to redeem preferred stock at its redemption price plus the dividend (whether or not declared) for the then-current period accrued to, but excluding, the date of redemption. The redemption price is equal to the stated value for all issues of preferred stock except Series O, which has a redemption price of $50 to $52.50 depending on the year of redemption, and Convertible Series 2004-1, which has a redemption price of $105,000 per share. We redeemed all outstanding shares of our Variable Rate Non-Cumulative Preferred Stock, Series J, with an aggregate stated value of $700 million, on February 28, 2007, and Series K, with an aggregate stated value of $400 million, on April 2, 2007.

All of our preferred stock, except those of Series D, E, O and the Convertible Series 2004-1, is listed on the New York Stock Exchange.

17.	Concentrations of Credit Risk

Concentrations of credit risk arise when a number of customers and counterparties engage in similar activities or have similar economic characteristics that make them susceptible to similar changes in industry conditions, which could affect their ability to meet their contractual obligations. Concentrations of credit risk exist among

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

single-family and multifamily borrowers, mortgage insurers, mortgage servicers, derivative counterparties and parties associated with our off-balance sheet transactions. Concentrations for each of these groups are discussed below.

Single-Family Loan Borrowers.  Regional economic conditions affect a borrower’s ability to repay his or her mortgage loan and the property value underlying the loan. Geographic concentrations increase the exposure of our portfolio to changes in credit risk. Single-family borrowers are primarily affected by home price appreciation and low interest rates. The geographic dispersion of our Single-Family Credit Guaranty business has been consistently diversified over the three years ended December 31, 2005, with our largest exposure in the Western region of the United States, which represented 25% of our single-family conventional mortgage credit book of business. No region or state experienced negative home price growth over this three-year period. Except for California, where 17% and 18% of the gross unpaid principal balance of our conventional single-family mortgage loans held or securitized in Fannie Mae MBS as of December 31, 2005 and 2004, respectively, were located, no other significant concentrations existed in any state.

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

Multifamily Loan Borrowers.  Numerous factors affect a multifamily borrower’s ability to repay his or her loan and the property value underlying the loan. The most significant factor affecting credit risk is rental vacancy rates for the mortgaged property. Vacancy rates vary among geographic regions of the United States. The average mortgage values for multifamily loans are significantly larger than those for single-family borrowers and therefore individual defaults for multifamily borrowers can be more significant to us. However, these loans, while individually large, represent a small percentage of our total loan portfolio. Our multifamily geographic concentrations have been consistently diversified over the three years ended December 31, 2005, with our largest exposure in the Western region of the United States, which represented 35% of our multifamily mortgage credit book of business. Except for California, where 29% and 28%, of the gross unpaid principal balance of our multifamily mortgage loans held or securitized in Fannie Mae MBS as of December 31, 2005 and 2004, respectively, were located, no other significant concentrations existed in any state.

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

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays the regional geographic distribution of single-family and multifamily loans in portfolio and those loans held or securitized in Fannie Mae MBS as of December 31, 2005 and 2004.

	Geographic Distribution(1)
	Single-family
	Conventional		Multifamily
	Mortgage Credit		Mortgage Credit
	Book(2)		Book(3)
	As of December 31,		As of December 31,
	2005	2004	2005	2004

Midwest	17%	17%	9%	9%
Northeast	19	19	20	19
Southeast	23	22	23	24
Southwest	16	16	13	13
West	25	26	35	35

Total	100%	100%	100%	100%

(1)	Midwest includes IL, IN, IA, MI, MN, NE, ND, OH, SD and WI; Northeast includes CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT and VI; Southeast includes AL, DC, FL, GA, KY, MD, NC, MS, SC, TN, VA and WV; Southwest includes AZ, AR, CO, KS, LA, MO, NM, OK, TX and UT; West includes AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

(2)	Includes the portion of our conventional single-family mortgage credit book for which we have more detailed loan-level information, which constituted approximately 94% and 92% of our total conventional single-family mortgage credit book of business as of December 31, 2005 and 2004, respectively. Excludes non-Fannie Mae mortgage-related securities backed by single-family mortgage loans and credit enhancements that we provide on single-family mortgage assets.

(3)	Includes mortgage loans in our portfolio, credit enhancements and outstanding Fannie Mae MBS (excluding Fannie Mae MBS backed by non-Fannie Mae mortgage-related securities) where we have more detailed loan-level information, which constituted approximately 90% of our total multifamily mortgage credit book of business as of both December 31, 2005 and 2004.

We maintain mortgage loans which include features that may result in increased credit risk when compared to mortgage loans without those features. These loans are comprised of interest-only and negative-amortizing loans. As of December 31, 2005, 2004 and 2003, interest-only loans comprised 4%, 2% and 1% of our single-family mortgage credit book of business, respectively. As of December 31, 2005, 2004 and 2003, negative-amortizing loans comprised 2%, 1% and 1% of our single-family mortgage credit book of business, respectively. Additionally, we have loans where the loan to value ratio is greater than 80 percent. As of December 31, 2005, 2004 and 2003, these loans comprised 16%, 17% and 18% of our single-family mortgage credit book of business, respectively. We reduce our risk associated with these loans through credit enhancements as described below under mortgage insurers.

Mortgage Insurers.  The primary credit risk associated with mortgage insurers is that they will fail to fulfill their obligations to reimburse us for claims under insurance policies. We were the beneficiary of primary mortgage insurance coverage on $263.1 billion and $285.4 billion of single-family loans in our portfolio or underlying Fannie Mae MBS as of December 31, 2005 and 2004, respectively. We were also the beneficiary of pool mortgage insurance coverage on $71.7 billion and $55.1 billion of single-family loans, including conventional and government loans, in our portfolio or underlying Fannie Mae MBS as of December 31, 2005 and 2004, respectively. Seven mortgage insurance companies, all rated AA (or its equivalent) or higher by Standard & Poor’s, Moody’s or Fitch, provided approximately 99% of the total coverage as of December 31, 2005 and 2004.

Mortgage Servicers.  The primary risk associated with mortgage servicers is that they will fail to fulfill their servicing obligations. Mortgage servicers collect mortgage and escrow payments from borrowers, pay taxes

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and insurance costs from escrow accounts, monitor and report delinquencies, and perform other required activities on our behalf. A servicing contract breach could result in credit losses for us, and we could incur the cost of finding a replacement servicer, which could be substantial for loans that require a special servicer. Our ten largest single-family mortgage servicers serviced 72% and 71% of our single-family mortgage credit book of business as of December 31, 2005 and 2004, respectively. Our ten largest multifamily mortgage servicers serviced 69% and 67% of our multifamily mortgage credit book of business as of December 31, 2005 and 2004, respectively.

Derivatives Counterparties.  The primary credit exposure we have on a derivative transaction is that a counterparty will default on payments due, which could result in our having to acquire a replacement derivative from a different counterparty at a higher cost.

We typically manage this credit risk by contracting with experienced counterparties that are rated A (or its equivalent) or better, spreading the credit risk among many counterparties and placing contractual limits on the amount of unsecured credit extended to any single counterparty. We enter into master agreements that provide for netting of amounts due to us and amounts due to counterparties under those agreements, which reduces our exposure to a single counterparty in the event of default.

Additionally, we require collateral in specified instances to limit our counterparty credit risk exposure. We have a collateral management policy with provisions for requiring collateral on interest rate and foreign currency derivative contracts in net gain positions based upon the counterparty’s credit rating. The collateral includes cash, U.S. Treasury securities, agency debt and agency mortgage-related securities. A third-party custodian holds for us all of the collateral posted to us and monitors the value on a daily basis. We monitor credit exposure on our derivative instruments daily and make collateral calls as appropriate based on the results of internal pricing models and dealer quotes. The table below displays the credit exposure on outstanding derivative instruments by counterparty credit ratings, as well as the notional amount outstanding and the number of counterparties as of December 31, 2005 and 2004.

	As of December 31, 2005
	Credit Rating(1)
	AAA	AA	A	Subtotal	Other(2)	Total
	(Dollars in millions)

Credit loss exposure(3)	$—	$3,012	$2,641	$5,653	$72	$5,725
Collateral held(4)	—	2,515	2,476	4,991	—	4,991

Exposure net of collateral	$—	$497	$165	$662	$72	$734

Additional information:
Notional amount	$775	$323,141	$319,423	$643,339	$776	$644,115
Number of counterparties	1	14	6	21

	As of December 31, 2004
	Credit Rating(1)
	AAA	AA	A	Subtotal	Other(2)	Total
	(Dollars in millions)

Credit loss exposure(3)	$57	$3,200	$3,182	$6,439	$88	$6,527
Collateral held(4)	—	2,984	3,001	5,985	—	5,985

Exposure net of collateral	$57	$216	$181	$454	$88	$542

Additional information:
Notional amount	$842	$327,895	$360,625	$689,362	$732	$690,094
Number of counterparties	3	12	8	23

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	We manage collateral requirements based on the lower credit rating of the legal entity as issued by Standard & Poor’s and Moody’s. The credit rating reflects the equivalent Standard & Poor’s rating for any ratings based on Moody’s scale.

(2)	Includes MBS options, defined benefit mortgage insurance contracts, forward starting debt and swap credit enhancements accounted for as derivatives.

(3)	Represents the exposure to credit loss on derivative instruments, which is estimated by calculating the cost, on a present value basis, to replace all outstanding contracts in a gain position. Derivative gains and losses with the same counterparty are presented net where a legal right of offset exists under an enforceable master netting agreement. This table excludes mortgage commitments accounted for as derivatives.

(4)	Represents the collateral held as of December 31, 2005 and 2004, adjusted for the collateral transferred subsequent to December 31 based on credit loss exposure limits on derivative instruments as of December 31, 2005 and 2004. Settlement dates vary by counterparty and range from one to three business days following the credit loss exposure valuation dates of December 31, 2005 and 2004. The value of the collateral is reduced in accordance with counterparty agreements to help ensure recovery of any loss through the disposition of the collateral. We posted non-cash collateral of $476 and $56 million related to our counterparties credit exposure to us as of December 31, 2005 and 2004, respectively.

As of December 31, 2005, all of our interest rate and foreign currency derivative transactions, consisting of $662 million net collateral exposure and $643.3 billion notional amount, were with counterparties rated A or better by Standard & Poor’s and Moody’s. To reduce our credit risk concentration, our interest rate and foreign currency derivative instruments were diversified among 21 counterparties as of December 31, 2005. Of the $72 million in other derivatives as of December 31, 2005, approximately 96% of the net exposure consisted of mortgage insurance contracts, which were all with counterparties rated better than A by any of Standard & Poor’s, Moody’s or Fitch. As of December 31, 2005, the largest net exposure to a single interest rate and foreign currency counterparty was with a counterparty rated AA, which represented approximately $87 million, or 12%, of our total net exposure of $734 million.

As of December 31, 2004, all of our interest rate and foreign currency derivative transactions, consisting of $454 million net collateral exposure and $689.4 billion notional amount, were with counterparties rated A or better by Standard & Poor’s and Moody’s. To reduce our credit risk concentration, our interest rate and foreign currency derivative instruments were diversified among 23 counterparties as of December 31, 2004. Of the $88 million in other derivatives as of December 31, 2004, approximately 98% of the net exposure consisted of mortgage insurance contracts, which were all with counterparties rated better than A by any of Standard & Poor’s, Moody’s or Fitch. As of December 31, 2004, the largest net exposure to a single interest rate and foreign currency counterparty was with a counterparty rated AA, which represented approximately $70 million, or 13%, of our total net exposure of $542 million.

Parties Associated with our Off-Balance Sheet Transactions.  We enter into financial instrument transactions that create off-balance sheet credit risk in the normal course of our business. These transactions are designed to meet the financial needs of our customers, and manage our credit, market or liquidity risks.

We have entered into guaranties that are not recognized in the consolidated balance sheets. Our maximum potential exposure under these guaranties is $322.3 billion and $444.5 billion as of December 31, 2005 and 2004, respectively. In the event that we would be required to make payments under these guaranties, we would pursue recovery through our right to the collateral backing the underlying loans, available credit enhancements and recourse with third-parties that provide a maximum coverage of $37.0 billion and $42.6 billion as of December 31, 2005 and 2004, respectively.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays the contractual amount of off-balance sheet financial instruments as of December 31, 2005 and 2004. Contractual or notional amounts do not necessarily represent the credit risk of the positions.

	As of December 31,
	2005	2004
	(Dollars in millions)

Fannie Mae MBS and other guaranties(1)	$322,275	$444,526
Loan purchase commitments	3,494	2,410

(1)	Represents maximum exposure on guaranties not reflected in the consolidated balance sheets. See “Note 7, Financial Guaranties and Master Servicing” for maximum exposure associated with guaranties reflected in the consolidated balance sheets.

We do not require collateral from our counterparties to secure their obligations to us for loan purchase commitments.

18.	Fair Value of Financial Instruments

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

These estimates are based on pertinent information available to us at the time of the applicable reporting periods. In certain cases, fair values are not subject to precise quantification or verification and may fluctuate as economic and market factors vary, and our evaluation of those factors changes. Although we use our best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique. In these cases, any minor change in an assumption could result in a significant change in our estimate of fair value thereby increasing or decreasing consolidated assets, liabilities, stockholders’ equity and net income.

The disclosure included herein excludes certain financial instruments, such as plan obligations for pension and other postretirement benefits, employee stock option and stock purchase plans, and also excludes all non-financial instruments. The disclosure includes commitments to purchase multifamily mortgage loans, which are off balance sheet financial instruments that are not recorded in the consolidated balance sheets. The fair value of these commitments is included as “mortgage loans held for investment, net of allowance for loan losses.” As a result, the following presentation of the fair value of our financial assets and liabilities does not represent the underlying fair value of the total consolidated assets or liabilities.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31,
	2005		2004
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(Dollars in millions)

Assets:
Cash and cash equivalents(1)	$3,575	$3,575	$3,701	$3,701
Federal funds sold and securities purchased under agreements to resell	8,900	8,900	3,930	3,930
Trading securities	15,110	15,110	35,287	35,287
Available-for-sale securities	390,964	390,964	532,095	532,095
Mortgage loans held for sale	5,064	5,100	11,721	11,852
Mortgage loans held for investment, net of allowance for loan losses	362,479	362,129	389,651	397,603
Derivative assets	5,803	5,803	6,589	6,589
Guaranty assets and buy-ups	7,629	10,706	6,616	9,263

Total financial assets	$799,524	$802,287	$989,590	$1,000,320

Liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$705	$705	$2,400	$2,399
Short-term debt	173,186	172,977	320,280	319,713
Long-term debt	590,824	596,802	632,831	648,276
Derivative liabilities	1,429	1,429	1,145	1,145
Guaranty obligations	10,016	5,168	8,784	5,272

Total financial liabilities	$776,160	$777,081	$965,440	$976,805

(1)	Includes restricted cash of $755 million and $1.0 billion as of December 31, 2005 and 2004, respectively.

Notes to Fair Value of Financial Instruments

The following discussion summarizes the significant methodologies and assumptions we use to estimate the fair values of our financial instruments in the preceding table.

Cash and Cash Equivalents—The carrying value of cash and cash equivalents is a reasonable estimate of their approximate fair value.

Federal Funds Sold and Securities Purchased Under Agreements to Resell —The carrying value of our federal funds sold and securities purchased under agreements to resell approximates the fair value of these instruments due to their short-term nature.

Trading Securities and Available- for-Sale Securities—Our investments in securities are recognized at fair value in the consolidated financial statements. Fair values of securities are based on observable market prices or prices obtained from third parties. Details of these estimated fair values by type are displayed in “Note 5, Investments in Securities.”

Mortgage Loans Held for Sale—HFS loans are reported at LOCOM in the consolidated balance sheets. We determine the fair value of our mortgage loans based on comparisons to Fannie Mae MBS with similar characteristics. Specifically, we use the observable market value of our Fannie Mae MBS as a base value, from which we subtract or add the fair value of the associated guaranty asset, guaranty obligation and master servicing arrangements.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mortgage Loans Held for Investment, net of allowance for loan losses—HFI loans are recorded in the consolidated balance sheets at the principal amount outstanding, net of unamortized premiums and discounts, cost basis adjustments and an allowance for loan losses. We determine the fair value of our mortgage loans based on comparisons to Fannie Mae MBS with similar characteristics. Specifically, we use the observable market value of our Fannie Mae MBS as a base value, from which we subtract or add the fair value of the associated guaranty asset, guaranty obligation and master servicing arrangements.

Derivatives Assets and Liabilities (collectively, “Derivatives”)—Our risk management derivatives and mortgage commitment derivatives are recognized in the consolidated balance sheets at fair value, taking into consideration the effects of any legally enforceable master netting agreements that allow us to settle derivative asset and liability positions with the same counterparty on a net basis. We use observable market prices or market prices obtained from third parties for derivatives, when available. For derivative instruments where market prices are not readily available, we estimate fair value using model-based interpolation based on direct market inputs. Direct market inputs include prices of instruments with similar maturities and characteristics, interest rate yield curves and measures of interest rate volatility. Details of these estimated fair values by type are displayed in “Note 9, Derivative Instruments.”

Guaranty Assets and Buy-ups—We estimate the fair value of guaranty assets based on the present value of expected future cash flows of the underlying mortgage assets using management’s best estimate of certain key assumptions, which include prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved. These cash flows are projected using proprietary prepayment, interest rate and credit risk models. Because the guaranty assets are like an interest-only income stream, the projected cash flows from our guaranty assets are discounted using interest spreads from a representative sample of interest-only trust securities. We reduce the spreads on interest-only trusts to adjust for the less liquid nature of the guaranty asset. The fair value of the guaranty asset as presented in the table above includes the fair value of any associated buy-ups, which is estimated in the same manner as guaranty assets but are recorded separately as a component of “Other assets” in the consolidated balance sheets. While the fair value of the guaranty asset reflects all guaranty arrangements, the carrying value primarily reflects only those arrangements entered into subsequent to our adoption of FIN 45 on January 1, 2003.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase—The carrying value of our federal funds purchased and securities sold under agreements to repurchase approximate the fair value of these instruments due to the short-term nature of these liabilities, exclusive of dollar roll repurchase transactions.

Short-Term Debt and Long-Term Debt—We estimate the fair value of our non-callable debt using the discounted cash flow approach based on the Fannie Mae yield curve with an adjustment to reflect fair values at the offer side of the market. We estimate the fair value of our callable bonds using an option adjusted spread (“OAS”) approach using the Fannie Mae yield curve and market-calibrated volatility. The OAS applied to callable bonds approximates market levels where we have executed secondary market transactions. For subordinated debt, we use third party prices.

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

19.	Commitments and Contingencies

We are party to various types of legal proceedings that are subject to many uncertain factors as well as certain future lease commitments and purchase obligations that are not recorded in the consolidated financial statements. Each of these is described below.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal Contingencies

Litigation, claims and proceedings of all types are subject to many uncertain factors that generally cannot be predicted with assurance. The following describes the material legal proceedings, examinations and other matters that: (1) were pending as of December 31, 2005; (2) were terminated during the period from January 1, 2005 through the filing of this report; or (3) are pending as of the filing of this report. An unfavorable outcome in any of these legal proceedings could have a material adverse effect on our business, financial condition, results of operations and cash flows. However, we are unable to reasonably estimate a range of possible losses at this time. Accordingly, we have not recorded a reserve for any litigation exposures discussed herein. We believe we have defenses to the claims in these lawsuits described below and intend to defend these lawsuits vigorously.

We are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business related to our operations, relationships with our sellers and servicers, or administrative functions, which include contractual disputes and employment-related claims. These cases include legal proceedings that arise in connection with properties acquired either through foreclosure on properties securing delinquent mortgage loans we own or through our receipt of deeds to those properties in lieu of foreclosure, as well as claims related to possible tort liability. In addition, these cases include litigation resulting from disputes with lenders concerning their loan origination or servicing obligations to us, or can result from disputes concerning termination by us (for a variety of reasons) of a lender’s authority to do business with us as a seller and/or servicer.

Pursuant to the provisions of our bylaws and indemnification agreements, directors and officers have a right to have their reasonable legal fees and expenses incurred in connection with any investigation, claim, action, suit or proceeding, indemnified to the fullest extent permitted by applicable law, by reason of the fact that such person is or was serving as a director or officer of Fannie Mae. Until such time as an indemnification determination is made, we are under an obligation to advance those fees and expenses. During and subsequent to 2005, we advanced the expenses of certain current and former officers and directors for the reasonable costs and fees incurred by them, as they relate to the OFHEO special examination, the Paul, Weiss, Rifkind, Wharton & Garrison LLP (“Paul Weiss”) investigation, the U.S. Attorney’s Office and SEC investigations, and several shareholder and derivative lawsuits. None of these amounts were material.

Restatement-Related Matters

In re Fannie Mae Securities Litigation

Beginning on September 23, 2004, 13 separate complaints were filed by holders of our securities against us, as well as certain of our former officers, in the U.S. District Court for the District of Columbia, the U.S. District Court for the Southern District of New York and the U.S. District Court for the Southern District of Ohio. The complaints in these lawsuits purport to have been made on behalf of a class of plaintiffs consisting of purchasers of Fannie Mae securities between April 17, 2001 and September 21, 2004. The complaints alleged that we and certain of our officers, including Franklin D. Raines, J. Timothy Howard and Leanne Spencer, made material misrepresentations and/or omissions of material fact in violation of the federal securities laws. Plaintiffs’ claims were based on findings contained in OFHEO’s September 2004 interim report regarding its findings to that date in its special examination of our accounting policies, practices and controls.

All of the cases were consolidated and/or transferred to the U.S. District Court for the District of Columbia. A consolidated complaint was filed on March 4, 2005 against us and former officers Franklin D. Raines, J. Timothy Howard and Leanne Spencer. The court entered an order naming the Ohio Public Employees Retirement System and State Teachers Retirement System of Ohio as lead plaintiffs. The consolidated complaint generally made the same allegations as the individually-filed complaints, which is that we and certain of our former officers made false and misleading statements in violation of the federal securities laws in connection with certain accounting policies and practices. More specifically, the consolidated complaint alleged that the defendants made materially false and misleading statements in violation of Sections 10(b) and

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5 promulgated thereunder, largely with respect to accounting statements that were inconsistent with the GAAP requirements relating to hedge accounting and the amortization of premiums and discounts. Plaintiffs contend that the alleged fraud resulted in artificially inflated prices for our common stock. Plaintiffs seek compensatory damages, attorneys’ fees, and other fees and costs. Discovery commenced in this action following the denial of the motions to dismiss filed by us and the former officer defendants on February 10, 2006.

On April 17, 2006, the plaintiffs in the consolidated class action filed an amended consolidated complaint against us and former officers Franklin D. Raines, J. Timothy Howard and Leanne Spencer, that added purchasers of publicly traded call options and sellers of publicly traded put options to the putative class and sought to extend the end of the putative class period from September 21, 2004 to September 27, 2005. We and the individual defendants filed motions to dismiss addressing the extended class period and the deficiency of the additional accounting allegations. On August 14, 2006, while those motions were still pending, the plaintiffs filed a second amended complaint adding KPMG LLP and Goldman, Sachs & Co., Inc. as additional defendants and adding allegations based on the May 2006 report issued by OFHEO and the February 2006 report issued by Paul Weiss. Our answer to the second amended complaint was filed on January 8, 2007. Plaintiffs filed a motion for class certification on May 17, 2006 and briefing on the motion was completed on March 12, 2007.

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

On May 12, 2006, the individual securities plaintiffs voluntarily dismissed defendants Ashe and Bordonaro from both cases. On June 29, 2006 and then again on August 14 and 15, 2006, the individual securities plaintiffs filed first amended complaints and then second amended complaints seeking to address certain of the arguments made by the defendants in their original motions to dismiss and adding additional allegations regarding improper accounting practices. The second amended complaints each added as a defendant Radian Group Inc. On August 17, 2006, we filed motions to dismiss certain claims and allegations of the individual securities plaintiffs’ second amended complaints, which motions are still pending. The individual plaintiffs seek to proceed independently of the potential class of shareholders in the consolidated shareholder class action, but the court has consolidated these cases as part of the consolidated shareholder class action for pretrial purposes and possibly through final judgment.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 16, 2007, KPMG filed cross-claims against us for breach of contract, fraudulent misrepresentation, fraudulent inducement, negligent misrepresentation, and contribution. KPMG is seeking unspecified compensatory, consequential, restitutionary, rescissory, and punitive damages, including purported damages relating to KPMG’s legal costs, injury to its reputation, exposure to legal liability, costs and expenses of responding to investigations related to our accounting, and lost fees. KPMG is also seeking attorneys’ fees, costs, and expenses.

In re Fannie Mae Shareholder Derivative Litigation

Beginning on September 28, 2004, ten plaintiffs filed twelve shareholder derivative actions (i.e. lawsuits filed by shareholder plaintiffs on our behalf) in three different federal district courts and the Superior Court of the District of Columbia on behalf of the company, certain of our current and former officers and directors and against us as a nominal defendant. Plaintiffs contend that the defendants purposefully misapplied GAAP, maintained poor internal controls, issued a false and misleading proxy statement and falsified documents to cause our financial performance to appear smooth and stable, and that Fannie Mae was harmed as a result. The claims are for breaches of the duty of care, breach of fiduciary duty, waste, insider trading, fraud, gross mismanagement, violations of the Sarbanes-Oxley Act of 2002 and unjust enrichment. Plaintiffs seek compensatory damages, punitive damages, attorneys’ fees, and other fees and costs, as well as injunctive relief related to the adoption by us of certain proposed corporate governance policies and internal controls.

All of these individual actions have been consolidated into the U.S. District Court for the District of Columbia and the court entered an order naming Pirelli Armstrong Tire Corporation Retiree Medical Benefits Trust and Wayne County Employees’ Retirement System as co-lead plaintiffs. A consolidated complaint was filed on September 26, 2005. The consolidated complaint named the following current and former officers and directors as defendants: Franklin D. Raines, J. Timothy Howard, Thomas P. Gerrity, Frederick V. Malek, Joe K. Pickett, Anne M. Mulcahy, Daniel H. Mudd, Kenneth M. Duberstein, Stephen B. Ashley, Ann Korologos, Donald B. Marron, Leslie Rahl, H. Patrick Swygert and John K. Wulff.

When document production commenced in In re Fannie Mae Securities Litigation, we agreed to simultaneously provide our document production from that action to the plaintiffs in the shareholder derivative action.

All of the defendants filed motions to dismiss the action on December 14, 2005. These motions were fully briefed but not ruled upon. In the interim, the plaintiffs filed an amended complaint on September 1, 2006, thus mooting the previously filed motions to dismiss. Among other things, the amended complaint adds Goldman Sachs Group Inc., Goldman, Sachs & Co., Inc., Lehman Brothers Inc. and Radian Insurance Inc. as defendants, adds allegations concerning the nature of certain transactions between these entities and Fannie Mae, adds additional allegations from OFHEO’s May 2006 report on its special examination and the Paul Weiss report, and added other additional details. The plaintiffs have since voluntarily dismissed those newly added third-party defendants. We filed motions to dismiss the first amended complaint on October 20, 2006, which motions are still pending.

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

On October 15, 2004, David Gwyer filed a class action complaint in the U.S. District Court for the District of Columbia. Two additional class action complaints were filed by other plaintiffs on May 6, 2005 and May 10, 2005. All of these cases were consolidated on May 24, 2005 in the U.S. District Court for the District of Columbia. A consolidated complaint was filed on June 15, 2005. The plaintiffs in the consolidated ERISA-based lawsuit purport to represent a class of participants in our ESOP between January 1, 2001 and the present. Their claims are based on alleged breaches of fiduciary duty relating to accounting matters discussed

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in our SEC filings and in OFHEO’s interim report. Plaintiffs seek unspecified damages, attorneys’ fees, and other fees and costs, and other injunctive and equitable relief. We filed a motion to dismiss the consolidated complaint on June 29, 2005. Our motion and all of the other defendants’ motions to dismiss were fully briefed and argued on January 13, 2006. As of the date of this filing, these motions are still pending. When document production commenced in In re Fannie Mae Securities Litigation, we agreed to simultaneously provide our document production from that action to the plaintiffs in the ERISA actions.

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

Concurrently with OFHEO’s release of its final report, we entered into comprehensive settlements that resolved open matters with OFHEO, as well as with the SEC (described below). As part of the OFHEO settlement, we agreed to OFHEO’s issuance of a consent order. In entering into this settlement, we neither admitted nor denied any wrongdoing or any asserted or implied finding or other basis for the consent order. Under this consent order, in addition to the civil penalty described below, we agreed to undertake specified remedial actions to address the recommendations contained in OFHEO’s final report, including actions relating to our corporate governance, Board of Directors, capital plans, internal controls, accounting practices, public disclosures, regulatory reporting, personnel and compensation practices. We also agreed not to increase our net mortgage portfolio assets above the amount shown in our minimum capital report to OFHEO for December 31, 2005 ($727.75 billion), except in limited circumstances at OFHEO’s discretion. The consent order superseded and terminated both our September 27, 2004 agreement with OFHEO and the March 7, 2005 supplement to that agreement, and resolved all matters addressed by OFHEO’s interim and final reports of its special examination. As part of the OFHEO settlement, we also agreed to pay a $400 million civil penalty, with $50 million payable to the U.S. Treasury and $350 million payable to the SEC for distribution to certain shareholders pursuant to the Fair Funds for Investors provision of the Sarbanes-Oxley Act of 2002. We have paid this civil money penalty in full. This $400 million civil penalty, which has been recorded as an expense in our 2004 consolidated financial statements, is not deductible for tax purposes.

SEC Investigation and Settlement

Following the issuance of the September 2004 interim OFHEO report, the SEC informed us that it was commencing an investigation into our accounting practices.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other Legal Proceedings

Former CEO Arbitration

On September 19, 2005, Franklin D. Raines, our former Chairman and Chief Executive Officer, initiated arbitration proceedings against Fannie Mae before the American Arbitration Association. On April 10, 2006, the parties convened an evidentiary hearing before the arbitrator. The principal issue before the arbitrator was whether we were permitted to waive a requirement contained in Mr. Raines’ employment agreement that he provide six months notice prior to retiring. On April 24, 2006, the arbitrator issued a decision finding that we could not unilaterally waive the notice period, and that the effective date of Mr. Raines’ retirement was June 22, 2005, rather than December 21, 2004 (his final day of active employment). Under the arbitrator’s decision, Mr. Raines’ election to receive an accelerated, lump-sum payment of a portion of his deferred compensation must now be honored. Moreover, we must pay Mr. Raines any salary and other compensation to which he would have been entitled had he remained employed through June 22, 2005, less any pension benefits that Mr. Raines received during that period. On November 7, 2006, the parties entered into a consent award, which partially resolved the issue of amounts due Mr. Raines. In accordance with the consent award, we paid Mr. Raines $2.6 million on November 17, 2006. By agreement, final resolution of the unresolved issues was deferred until after our accounting restatement results were announced. Each party had the right within sixty days of the announcement of our accounting restatement results to notify the arbitrator whether it believes that further proceedings are necessary. The parties have filed a request for an extension with the arbitrator.

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

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Lease Commitments and Purchase Obligations

Certain premises and equipment are leased under agreements that expire at various dates through 2029, none of which are capital leases. Some of these leases provide for payment by the lessee of property taxes, insurance premiums, cost of maintenance and other costs. Rental expenses for operating leases were $41 million, $38 million and $39 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The following table displays the future minimum rental commitments as of December 31, 2005 for all non-cancelable operating leases:

As of
December 31, 2005
(Dollars in millions)

2006	$35
2007	35
2008	24
2009	19
2010	18
Thereafter	72

Total	$203

As of December 31, 2005, we had various miscellaneous purchase commitments for services in the aggregate amount of $95 million.

20.	Selected Quarterly Financial Information (Unaudited)

The condensed consolidated financial statements for the quarterly periods in 2005 and 2004 are unaudited and in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of our financial position and statements of income. The operating results for the interim

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods.

2005 Quarterly Balance Sheets

The following table displays our unaudited interim condensed consolidated balance sheets as of March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005.

	As of
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
	(Dollars in millions)

Assets:
Cash and cash equivalents	$3,186	$2,597	$2,797	$2,820
Investments in securities:
Trading, at fair value	29,670	24,291	16,401	15,110
Available-for-sale, at fair value	496,591	466,045	391,503	390,964

Total investments in securities	526,261	490,336	407,904	406,074
Mortgage loans:
Loans held for sale, at lower of cost or market	10,587	7,654	5,973	5,064
Loans held for investment, at amortized cost	385,528	366,203	359,372	362,781
Allowance for loan losses	(302)	(312)	(319)	(302)

Total mortgage loans	395,813	373,545	365,026	367,543
Derivative assets at fair value	7,602	6,405	6,355	5,803
Guaranty assets	5,982	5,765	6,425	6,848
Deferred tax assets	7,053	5,039	6,099	7,684
Other assets	30,308	32,371	32,590	37,396

Total assets	$976,205	$916,058	$827,196	$834,168

Liabilities and Stockholders’ Equity:
Liabilities:
Short-term debt	$284,776	$219,837	$151,906	$173,186
Long-term debt	625,686	628,148	607,873	590,824
Derivative liabilities at fair value	825	1,904	1,253	1,429
Reserve for guaranty losses	381	391	471	422
Guaranty obligations	9,146	8,755	9,461	10,016
Other liabilities	17,761	15,737	16,887	18,868

Total liabilities	938,575	874,772	787,851	794,745

Minority interests in consolidated subsidiaries	73	73	74	121
Stockholders’ Equity:
Retained earnings	32,171	33,134	34,505	35,555
Accumulated other comprehensive income (loss)	1,610	4,272	928	(131)
Other stockholders’ equity	3,776	3,807	3,838	3,878

Total stockholders’ equity	37,557	41,213	39,271	39,302

Total liabilities and stockholders’ equity	$976,205	$916,058	$827,196	$834,168

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quarterly Statements of Income

The following table displays our unaudited interim condensed consolidated statements of income for the quarters ended March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005.

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
	(Dollars and shares in millions, except per share amounts)

Net interest income	$3,787	$2,897	$2,664	$2,157
Guaranty fee income	870	1,208	832	869
Investment gains (losses), net	(1,454)	596	(169)	(307)
Derivatives fair value losses, net	(749)	(2,641)	(539)	(267)
Debt extinguishment gains (losses), net	(142)	18	86	(30)
Loss from partnership investments	(200)	(210)	(211)	(228)
Fee and other income	353	459	298	416
Administrative expenses	(363)	(507)	(567)	(678)
Provision for credit losses	(57)	(125)	(172)	(87)
Other expenses	(53)	(22)	(68)	(93)

Income before federal income taxes and extraordinary gains (losses)	1,992	1,673	2,154	1,752
Provision for federal income taxes	217	333	406	321

Income before extraordinary gains (losses)	1,775	1,340	1,748	1,431
Extraordinary gains (losses), net of tax effect	65	(2)	(3)	(7)

Net income	$1,840	$1,338	$1,745	$1,424

Preferred stock dividends	(121)	(122)	(122)	(121)

Net income available to common stockholders	$1,719	$1,216	$1,623	$1,303

Basic earnings (loss) per share:
Earnings before extraordinary gains (losses)	$1.71	$1.25	$1.68	$1.35
Extraordinary gains (losses), net of tax effect	0.06	—	—	(0.01)

Basic earnings per share	$1.77	$1.25	$1.68	$1.34

Diluted earnings (loss) per share:
Earnings before extraordinary gains (losses)	$1.70	$1.25	$1.66	$1.35
Extraordinary gains (losses), net of tax effect	0.06	—	—	(0.01)

Diluted earnings per share	$1.76	$1.25	$1.66	$1.34

Cash dividends per common share	$0.26	$0.26	$0.26	$0.26
Weighted-average common shares outstanding:
Basic	969	970	970	970
Diluted(1)	998	971	998	998

(1)	For the quarter ended June 30, 2005, diluted shares excludes the effect of our convertible preferred stock as inclusion would be antidilutive for that period.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays our unaudited interim condensed consolidated statements of income for the quarters ended March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004.

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004(1)
	(Dollars and shares in millions, except per share amounts )

Net interest income	$5,062	$4,836	$4,000	$4,183
Guaranty fee income	891	727	1,067	919
Investment gains (losses), net	525	(1,518)	887	(256)
Derivatives fair value gains (losses), net	(6,446)	2,269	(7,136)	(943)
Debt extinguishment gains (losses), net	(78)	(7)	(21)	(46)
Loss from partnership investments	(145)	(177)	(177)	(203)
Fee and other income	56	413	103	(168)
Administrative expenses	(406)	(372)	(367)	(511)
Provision for credit losses	(13)	(55)	(65)	(219)
Other expenses	(50)	(43)	(50)	(467)

Income (loss) before federal income taxes and extraordinary gains (losses)	(604)	6,073	(1,759)	2,289
Provision (benefit) for federal income taxes	(529)	1,753	(910)	710

Income (loss) before extraordinary gains (losses)	(75)	4,320	(849)	1,579
Extraordinary gains (losses), net of tax effect	10	(3)	(18)	3

Net income (loss)	$(65)	$4,317	$(867)	$1,582

Preferred stock dividends	(43)	(40)	(41)	(41)

Net income (loss) available to common stockholders	$(108)	$4,277	$(908)	$1,541

Basic earnings (loss) per share:
Earnings before extraordinary gains (losses)	$(0.12)	$4.41	$(0.92)	$1.59
Extraordinary gains (losses), net of tax effect	0.01	—	(0.02)	—

Basic earnings (loss) per share	$(0.11)	$4.41	$(0.94)	$1.59

Diluted earnings (loss) per share:
Earnings before extraordinary gains (losses)	$(0.12)	$4.40	$(0.92)	$1.59
Extraordinary gains (losses), net of tax effect	0.01	—	(0.02)	—

Diluted earnings (loss) per share	$(0.11)	$4.40	$(0.94)	$1.59

Cash dividends per common share	$0.52	$0.52	$0.52	$0.52
Weighted-average common shares outstanding:
Basic	972	969	968	969
Diluted	972	973	968	972

(1)	Includes $400 million OFHEO and SEC penalty, $116 million impairment of capitalized software and a $317 million impairment of securities.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2005 Quarterly Segment Results

The following table displays our unaudited segment results for the quarters ended March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005.

	For the Quarter Ended March 31, 2005
	Single-Family		Capital
	Credit Guaranty	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$163	$(58)	$3,682	$3,787
Guaranty fee income (expense)(2)	1,099	93	(322)	870
Investment gains (losses), net	27	—	(1,481)	(1,454)
Derivatives fair value losses, net	—	—	(749)	(749)
Debt extinguishment losses, net	—	—	(142)	(142)
Losses from partnership investments	—	(200)	—	(200)
Fee and other income	67	96	190	353
Administrative expenses	(198)	(71)	(94)	(363)
Provision for credit losses	(88)	31	—	(57)
Other expenses	(36)	(15)	(2)	(53)

Income (loss) before federal income taxes and extraordinary gains	1,034	(124)	1,082	1,992
Provision (benefit) for federal income taxes	348	(258)	127	217

Income before extraordinary gains	686	134	955	1,775
Extraordinary gain, net of tax effect	—	—	65	65

Net income	$686	$134	$1,020	$1,840

(1)	Includes cost of capital charge.

(2)	Includes intercompany guaranty fee revenue (expense) of $259 million allocated to Single-Family Credit Guaranty and HCD from Capital Markets for absorbing the credit risk on mortgage loans and Fannie Mae MBS held in our portfolio.

	For the Quarter Ended June 30, 2005
	Single-Family		Capital
	Credit Guaranty	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$226	$(49)	$2,720	$2,897
Guaranty fee income (expense)(2)	1,431	82	(305)	1,208
Investment gains, net	44	—	552	596
Derivatives fair value losses, net	—	—	(2,641)	(2,641)
Debt extinguishment gains, net	—	—	18	18
Losses from partnership investments	—	(210)	—	(210)
Fee and other income	71	135	253	459
Administrative expenses	(253)	(93)	(161)	(507)
Provision for credit losses	(107)	(18)	—	(125)
Other expenses	(2)	(19)	(1)	(22)

Income (loss) before federal income taxes and extraordinary gains (losses)	1,410	(172)	435	1,673
Provision (benefit) for federal income taxes	481	(273)	125	333

Income before extraordinary losses	929	101	310	1,340
Extraordinary losses, net of tax effect	—	—	(2)	(2)

Net income	$929	$101	$308	$1,338

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Includes cost of capital charge.

(2)	Includes intercompany guaranty fee revenue (expense) of $247 million allocated to Single-Family Credit Guaranty and HCD from Capital Markets for absorbing the credit risk on mortgage loans and Fannie Mae MBS held in our portfolio.

	For the Quarter Ended September 30, 2005
	Single-Family		Capital
	Credit Guaranty	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$261	$(53)	$2,456	$2,664
Guaranty fee income (expense)(2)	1,038	88	(294)	832
Investment gains (losses), net	57	—	(226)	(169)
Derivatives fair value losses, net	—	—	(539)	(539)
Debt extinguishment gains, net	—	—	86	86
Losses from partnership investments	—	(211)	—	(211)
Fee and other income	60	180	58	298
Administrative expenses	(258)	(114)	(195)	(567)
Provision for credit losses	(172)	—	—	(172)
Other expenses	(43)	(23)	(2)	(68)

Income (loss) before federal income taxes and extraordinary losses	943	(133)	1,344	2,154
Provision (benefit) for federal income taxes	317	(261)	350	406

Income before extraordinary losses	626	128	994	1,748
Extraordinary losses, net of tax effect	—	—	(3)	(3)

Net income	$626	$128	$991	$1,745

(1)	Includes cost of capital charge.

(2)	Includes intercompany guaranty fee revenue (expense) of $241 million allocated to Single-Family Credit Guaranty and HCD from Capital Markets for absorbing the credit risk on mortgage loans and Fannie Mae MBS held in our portfolio.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Quarter Ended December 31, 2005
	Single-Family		Capital
	Credit Guaranty	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$256	$(57)	$1,958	$2,157
Guaranty fee income (expense)(2)	1,081	79	(291)	869
Investment gains (losses), net	41	—	(348)	(307)
Derivatives fair value losses, net	—	—	(267)	(267)
Debt extinguishment losses, net	—	—	(30)	(30)
Losses from partnership investments	—	(228)	—	(228)
Fee and other income	52	217	147	416
Administrative expenses	(311)	(139)	(228)	(678)
Provision for credit losses	(87)	—	—	(87)
Other expenses	(58)	(33)	(2)	(93)

Income (loss) before federal income taxes and extraordinary losses	974	(161)	939	1,752
Provision (benefit) for federal income taxes	326	(260)	255	321

Income before extraordinary losses	648	99	684	1,431
Extraordinary losses, net of tax effect	—	—	(7)	(7)

Net income	$648	$99	$677	$1,424

(1)	Includes cost of capital charge.

(2)	Includes intercompany guaranty fee revenue (expense) of $243 million allocated to Single-Family Credit Guaranty and HCD from Capital Markets for absorbing the credit risk on mortgage loans and Fannie Mae MBS held in our portfolio.

21.	Subsequent Events

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

Final OFHEO Report and Settlements with OFHEO and SEC

On May 23, 2006, OFHEO issued its final report on its special examination of our accounting policies, internal controls, financial reporting, corporate governance, and other safety and soundness matters. Concurrently with OFHEO’s release of its final report, we entered into comprehensive settlements that resolved open matters with OFHEO and with the SEC. As part of the settlements, we agreed to pay a $400 million civil penalty to the U.S. government, with $50 million payable to the U.S. Treasury and $350 million payable to the SEC for distribution to shareholders pursuant to the Fair Funds for Investors provision of the Sarbanes-Oxley Act of 2002, both of which were paid in 2006. See “Note 19, Commitments and Contingencies” for additional information.

Increase in Common Stock Dividend

On December 6, 2006, the Board of Directors increased the quarterly common stock dividend to $0.40 per share. On May 1, 2007, the Board of Directors increased the common stock dividend again to $0.50 per share. The Board determined that this increased dividend would be effective beginning in the second quarter of 2007, and therefore declared a special common stock dividend of $0.10 per share, payable on May 25, 2007, to stockholders of record on May 18, 2007. This special dividend of $0.10 per share, combined with our previously declared dividend of $0.40 per share to be paid on May 25, 2007, will result in a total common stock dividend of $0.50 per share for the second quarter of 2007.

Redemption of Preferred Stock

On February 28, 2007 and April 2, 2007, we redeemed all of the shares of our Variable Rate Non-Cumulative Preferred Stock, Series J, with an aggregate stated value of $700 million, and our Variable Rate Non-Cumulative Preferred Stock Series K, with an aggregate stated value of $400 million, respectively.

Sale of LIHTC Partnerships

On March 16, 2007, we sold for cash a portfolio of investments in LIHTC partnerships reflecting approximately $676 million in LIHTC credits and the release of future capital obligations relating to the investments. The portfolio for which these credits were applicable consisted of investments in 12 funds.

CA310