Form 10-K
period 2006-12-31
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2007-08-16
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of the common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold on June 29, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $63,724 million.

As of June 30, 2007, there were 973,451,598 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

i

PART III		170
Item 10.	Directors, Executive Officers and Corporate Governance	170
Item 11.	Executive Compensation	175
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	202
Item 13.	Certain Relationships and Related Transactions, and Director Independence	205
Item 14.	Principal Accountant Fees and Services	210

PART IV		211
Item 15.	Exhibits and Financial Statement Schedules	211
INDEX TO EXHIBITS		E-1
EX-12.1
EX-12.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.2
EX-99.3
EX-99.4

MD&A TABLE REFERENCE

PART I

Because of the complexity of our business and the financial services industry in which we operate, we have included in this Annual Report on Form 10-K a glossary under “Item 7—MD&A—Glossary of Terms Used in This Report” beginning on page 152.

Item 1.	Business

EXPLANATORY NOTE ABOUT THIS REPORT

We filed our Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”) on May 2, 2007, after filing our Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 Form 10-K”) on December 6, 2006. The filing of these reports represented a significant step in our efforts to return to timely financial reporting. Our 2004 Form 10-K contained our consolidated financial statements and related notes for the year ended December 31, 2004, as well as a restatement of our previously issued consolidated financial statements and related notes for the years ended December 31, 2003 and 2002, and for the quarters ended June 30, 2004 and March 31, 2004. The filing of the 2004 Form 10-K, the 2005 Form 10-K and this Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”) were delayed significantly as a result of the substantial time and effort devoted to ongoing controls remediation, and systems reengineering and development in order to complete the restatement of our financial results for 2003 and 2002, as presented in our 2004 Form 10-K. Because of the delay in our periodic reporting, where appropriate, the information contained in this report reflects more current information about our business, including information of the type we have included in previous Forms 12b-25 that we have filed with the Securities and Exchange Commission (“SEC”) to report the late filing of prior periodic reports. All amounts in this 2006 Form 10-K affected by the restatement adjustments reported in our 2004 Form 10-K reflect those amounts as restated.

In lieu of filing quarterly reports for 2006, we have included in this report substantially all of the information required to be included in quarterly reports. We have made significant progress in our efforts to remediate material weaknesses that have prevented us from reporting our financial results on a timely basis. On June 8, 2007, we announced that we plan to become a current filer by the end of February 2008 with the filing of our Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”) with the SEC. At this time, we are confirming our expectation that we will file our 2007 Form 10-K on a timely basis. In addition, we expect to file our Forms 10-Q for the first, second, and third quarters of 2007 by December 31, 2007.

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

We are a government-sponsored enterprise (“GSE”) chartered by the U.S. Congress under the name “Federal National Mortgage Association” and are aligned with national policies to support expanded access to housing and increased opportunities for homeownership. We are subject to government oversight and regulation. Our regulators include the Office of Federal Housing Enterprise Oversight (“OFHEO”), the Department of Housing and Urban Development (“HUD”), the SEC, and the Department of the Treasury.

Although we are a corporation chartered by the U.S. Congress, the U.S. government does not guarantee, directly or indirectly, our securities or other obligations. We are a stockholder-owned corporation, and our business is self-sustaining and funded exclusively with private capital. Our common stock is listed on the New York Stock Exchange (“NYSE”), and traded under the symbol “FNM.” Our debt securities are actively traded in the over-the-counter market.

RESIDENTIAL MORTGAGE MARKET OVERVIEW

We operate in the U.S. residential mortgage market, specifically in the secondary mortgage market where mortgages are bought and sold. We discuss below the dynamics of the residential mortgage market and our role in the secondary mortgage market.

Residential Mortgage Market

Our business operates within the U.S. residential mortgage market, and therefore, we consider the amount of U.S. residential mortgage debt outstanding to be the best measure of the size of our overall market. As of March 31, 2007, the latest date for which information was available, the amount of U.S. residential mortgage debt outstanding was estimated by the Federal Reserve to be approximately $11.2 trillion (including $10.4 trillion of single-family mortgages). Our mortgage credit book of business, which includes mortgage assets we hold in our investment portfolio, our Fannie Mae mortgage-backed securities held by third parties and credit enhancements that we provide on mortgage assets, was $2.6 trillion as of March 31, 2007, or approximately 23% of total U.S. residential mortgage debt outstanding. “Fannie Mae mortgage-backed securities” or “Fannie Mae MBS” generally refers to those mortgage-related securities that we issue and with respect to which we guarantee to the related trusts that we will supplement amounts received by those MBS trusts as required to permit timely payment of principal and interest on the Fannie Mae MBS. We also issue some forms of mortgage-related securities for which we do not provide this guaranty.

The U.S. residential mortgage market has experienced strong long-term growth. According to Federal Reserve estimates, growth in U.S. residential mortgage debt outstanding averaged 10.6% per year from 1945 to 2006, which is faster than the 6.9% average growth in the overall U.S. economy over the same period, as measured by nominal gross domestic product. Growth in U.S. residential mortgage debt outstanding was particularly strong between 2001 and mid-2006 (with an average annualized growth rate of 12.8%). As indicated in the table below, which provides a comparison of overall housing and mortgage market statistics to our business activity, total U.S. residential mortgage debt outstanding grew at an even faster rate of approximately 14% in 2005. Growth in U.S. residential mortgage debt slowed to approximately 9% in 2006, and slowed further in early 2007, with an annualized first quarter growth rate of nearly 6%, the slowest rate of growth in almost 10 years.

Housing Market Data

				% Change from Prior Year
	2006	2005	2004	2006	2005

Housing and mortgage market:(1)
Home sales (units in thousands)	7,529	8,359	7,981	(10)%	5%
Home price appreciation(2)	9.1%	13.1%	10.7%	—	—
Single-family mortgage originations (in billions)	$2,761	$3,034	$2,791	(9)	9
Purchase share	52.4%	49.8%	47.8%	—	—
Refinance share	47.6%	50.2%	52.2%	—	—
ARM share(3)	27.6%	31.4%	32.0%	—	—
Fixed-rate mortgage share	72.4%	68.6%	68.0%	—	—
Residential mortgage debt outstanding (in billions)	$11,017	$10,066	$8,866	9	14
Fannie Mae:
New business acquisitions(4) (in billions)	$603	$612	$725	(2)	(16)
Mortgage credit book of business(5) (in billions)	$2,526	$2,356	$2,340	7	1
Interest rate risk market share(6)	6.6%	7.2%	10.2%	—	—
Credit risk market share(7)	21.4%	21.8%	24.2%	—	—

(1)	The sources of the housing and mortgage market data are the Federal Reserve Board, the Bureau of the Census, HUD, the National Association of Realtors, the Mortgage Bankers Association, and OFHEO. Mortgage originations, as well as the purchase and refinance shares, are based on July 2007 estimates from Fannie Mae’s Economics & Mortgage Market Analysis Group. Certain previously reported data may have been changed to reflect revised historical data from any or all of these organizations.

(2)	OFHEO publishes a House Price Index (HPI) quarterly using data provided by Fannie Mae and Freddie Mac. The HPI is a truncated measure because it is based solely on loans from Fannie Mae and Freddie Mac. As a result, it excludes loans in excess of conventional loan amounts, or jumbo loans, and includes only a portion of total subprime and Alt-A loans outstanding in the overall market. The HPI is a weighted repeat transactions index, meaning that it measures average price changes in repeat sales or refinancings on the same properties. House price appreciation reported above reflects the annual average HPI of the reported year compared with the annual average HPI of the prior year.

(3)	The adjustable-rate mortgage share, or ARM share, is the ARM share of the number of mortgage applications reported in the Mortgage Bankers Association’s Weekly Mortgage Applications Survey.

(4)	Represents the sum in any given period of the unpaid principal balance of: (1) the mortgage loans and mortgage-related securities we purchase for our investment portfolio; and (2) the mortgage loans we securitize into Fannie Mae MBS that are acquired by third parties. Excludes mortgage loans we securitize from our portfolio.

(5)	Represents the sum of the unpaid principal balance of: (1) the mortgage loans we hold in our investment portfolio; (2) the Fannie Mae MBS and non-Fannie Mae mortgage-related securities we hold in our investment portfolio; (3) Fannie Mae MBS held by third parties; and (4) credit enhancements that we provide on mortgage assets.

(6)	Represents the estimated share of total U.S. residential mortgage debt outstanding on which we bear the interest rate risk. Calculated based on the unpaid principal balance of mortgage loans and mortgage-related securities we hold in our mortgage portfolio as a percentage of total U.S. residential mortgage debt outstanding.

(7)	Represents the estimated share of total U.S. residential mortgage debt outstanding on which we bear the credit risk. Calculated based on the unpaid principal balance of mortgage loans we hold in our mortgage portfolio and Fannie Mae MBS outstanding as a percentage of total U.S. residential mortgage debt outstanding.

The unusually strong growth in U.S. residential mortgage debt outstanding between 2001 and mid-2006 was driven primarily by record home sales, strong home price appreciation and historically low interest rates. Also contributing to that growth was the increased use of mortgage debt financing by homeowners and demographic trends that contributed to increased household formation and higher homeownership rates. Growth in U.S. residential mortgage debt outstanding moderated in 2006 in response to slower home price growth, a sharp drop-off in home sales and declining refinance activity. With even less housing activity and slower home price growth through June 2007, growth in total U.S. residential mortgage debt outstanding likely has slowed further. We expect this slower growth trend in U.S. residential mortgage debt outstanding to continue throughout 2007, and we believe average home prices are likely to continue to decline in 2007.

The amount of residential mortgage debt available for us to purchase or securitize and the mix of available mortgage loan products are affected by several factors, including the volume of single-family mortgages within the loan limits imposed under our charter, consumer preferences for different types of mortgages, changes in depository institution requirements relating to allowable mortgage products in the primary market, and the purchase and securitization activity of other financial institutions. See “Item 1A—Risk Factors” for a description of the risks associated with the recent slowdown in home price appreciation, as well as competitive factors affecting our business.

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

We operate in the secondary mortgage market where mortgages are bought and sold. We securitize mortgage loans originated by lenders in the primary mortgage market into Fannie Mae MBS, which can then be readily bought and sold in the secondary mortgage market. We also participate in the secondary mortgage market by purchasing mortgage loans (often referred to as “whole loans”) and mortgage-related securities, including Fannie Mae MBS, for our mortgage portfolio. By delivering loans to us in exchange for Fannie Mae MBS, lenders gain the advantage of holding a highly liquid instrument that offers them the flexibility to determine under what conditions they will hold or sell the MBS. By selling loans and mortgage-related securities to us, lenders replenish their funds and, consequently, are able to make additional loans. Under our charter, we may not lend money directly to consumers in the primary mortgage market.

OUR CUSTOMERS

Our principal customers are lenders that operate within the primary mortgage market where mortgage loans are originated and funds are loaned to borrowers. Our customers include mortgage banking companies, investment banks, savings and loan associations, savings banks, commercial banks, credit unions, community banks, and state and local housing finance agencies. Lenders originating mortgages in the primary mortgage market often sell them in the secondary mortgage market in the form of loans or in the form of mortgage-related securities.

Our lender customers supply mortgage loans both for securitization into Fannie Mae MBS and for purchase for our mortgage portfolio. During 2006, over 1,000 lenders delivered mortgage loans to us, either for securitization or for purchase. We acquire a significant portion of our single-family mortgage loans from several large mortgage lenders. During 2006, our top five lender customers, in the aggregate, accounted for approximately 51% of our single-family business volume compared with 49% in 2005. Our top customer, Countrywide Financial Corporation (through its subsidiaries), accounted for approximately 26% of our single-family business volume in 2006 compared with 25% in 2005. Due to increasing consolidation within the mortgage industry, we, as well as our competitors, seek business from a decreasing number of large mortgage lenders. See “Item 1A—Risk Factors” for a discussion of the risks that this customer concentration poses to our business.

BUSINESS SEGMENTS

We operate an integrated business that contributes to providing liquidity to the mortgage market and increasing the availability and affordability of housing in the U.S. We are organized in three complementary business segments:

•	Our Single-Family Credit Guaranty (“Single-Family”) business works with our lender customers to securitize single-family mortgage loans into Fannie Mae MBS and to facilitate the purchase of single-family mortgage loans for our mortgage portfolio. Our Single-Family business has responsibility for managing our credit risk exposure relating to the single-family Fannie Mae MBS held by third parties, as well as managing and pricing the credit risk of the single-family mortgage loans and single-family Fannie Mae MBS held in our own mortgage portfolio. Revenues in the segment are derived primarily from the guaranty fees the segment receives as compensation for assuming the credit risk on the mortgage loans underlying single-family Fannie Mae MBS and on the single-family mortgage loans held in our portfolio.

•	Our Housing and Community Development (“HCD”) business works with our lender customers to securitize multifamily mortgage loans into Fannie Mae MBS and to facilitate the purchase of multifamily mortgage loans for our mortgage portfolio. Our HCD business also helps to expand the supply of affordable housing by investing in rental and for-sale housing projects, including rental housing that is eligible for federal low-income housing tax credits. Our HCD business has responsibility for managing our credit risk exposure relating to the multifamily Fannie Mae MBS held by third parties, as well as managing and pricing the credit risk of the multifamily mortgage loans and multifamily Fannie Mae MBS held in our mortgage portfolio. Revenues in the segment are derived from a variety of sources, including the guaranty fees the segment receives as compensation for assuming the credit risk on the mortgage loans underlying multifamily Fannie Mae MBS and on the multifamily mortgage loans held in our portfolio, transaction fees associated with the multifamily business and bond credit enhancement fees. In addition, HCD’s investments in rental housing projects eligible for the federal low-income housing tax credit generate both tax credits and net operating losses that reduce our federal income tax liability. Other investments in rental and for-sale housing generate revenue from operations and the eventual sale of the assets.

•	Our Capital Markets group manages our investment activity in mortgage loans and mortgage-related securities, and has responsibility for managing our assets and liabilities and our liquidity and capital positions. Through the issuance of debt securities in the capital markets, our Capital Markets group attracts capital from investors globally to finance housing in the U.S. In addition, our Capital Markets group increases the liquidity of the mortgage market by maintaining a constant presence as an active investor in mortgage assets and in particular supports the liquidity and value of Fannie Mae MBS in a variety of market conditions. Our Capital Markets group has responsibility for managing the credit risk of the non-Fannie Mae mortgage-related securities in our portfolio and for managing our interest rate risk. Our Capital Markets group generates income primarily from the difference, or spread, between the yield on the mortgage assets we own and the cost of the debt we issue in the global capital markets to fund these assets.

The table below displays net revenues, net income and total assets for each of our business segments for each of the three years during the period ended December 31, 2006.

Business Segment Summary Financial Information

	For the Year Ended December 31,
	2006	2005	2004
	(Dollars in millions)

Net revenues:(1)
Single-Family Credit Guaranty	$6,073	$5,585	$5,007
Housing and Community Development	510	607	527
Capital Markets	5,202	10,764	16,666

Total	$11,785	$16,956	$22,200

Net income:
Single-Family Credit Guaranty	$2,044	$2,623	$2,396
Housing and Community Development	338	503	425
Capital Markets	1,677	3,221	2,146

Total	$4,059	$6,347	$4,967

	As of December 31,
	2006	2005

Total assets:
Single-Family Credit Guaranty	$15,777	$14,450
Housing and Community Development	14,100	12,075
Capital Markets	814,059	807,643

Total	$843,936	$834,168

(1)	Includes net interest income, guaranty fee income, and fee and other income.

We use various management methodologies to allocate certain balance sheet and income statement line items, including capital and administrative costs, and to apply guaranty fees for managing credit risk, to the responsible operating segment. For a description of our allocation methodologies, see “Notes to Consolidated Financial Statements—Note 15, Segment Reporting.” For further information on the results of operations and assets of our business segments, see “Item 7—MD&A—Business Segment Results.”

Single-Family Credit Guaranty

Our Single-Family business provides guaranty services principally by assuming the credit risk of the single-family mortgage loans underlying our guaranteed Fannie Mae MBS held by third parties. Our Single-Family business also assumes the credit risk of the single-family mortgage loans held in our investment portfolio, as well as the single-family mortgage loans underlying Fannie Mae MBS held in our portfolio.

Our most common type of guaranty transaction is referred to as a “lender swap transaction.” Mortgage lenders that operate in the primary mortgage market generally deliver pools of mortgage loans to us in exchange for Fannie Mae MBS backed by these loans. After receiving the loans in a lender swap transaction, we place them in a trust that is established for the sole purpose of holding the loans separate and apart from our assets. We serve as trustee for the trust. Upon creation of the trust, we deliver to the lender (or its designee) Fannie Mae MBS that are backed by the pool of mortgage loans in the trust and that represent a beneficial ownership interest in each of the loans. We guarantee to each MBS trust that we will supplement amounts received by the MBS trust as required to permit timely payment of principal and interest on the related Fannie Mae MBS. The mortgage servicers for the underlying mortgage loans collect the principal and interest payments from the borrowers. We permit them to retain a portion of the interest payment as compensation for servicing the mortgage loans before distributing the principal and remaining interest payments to us. We retain a portion of the interest payment as the fee for providing our guaranty. Then, on behalf of the trust, we make monthly distributions to the Fannie Mae MBS certificate holders from the principal and interest payments and other collections on the underlying mortgage loans.

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

Since we began issuing our Fannie Mae MBS over 25 years ago, the total amount of our outstanding single-family Fannie Mae MBS, which includes both Fannie Mae MBS held in our portfolio and Fannie Mae MBS held by third parties, has grown steadily. As of December 31, 2006, 2005 and 2004, our total outstanding single-family Fannie Mae MBS was $1.9 trillion, $1.8 trillion and $1.7 trillion, respectively. Growth in our total outstanding Fannie Mae MBS has been supported by the value that lenders and other investors place on Fannie Mae MBS.

TBA Market

The TBA, or “to be announced,” securities market is a forward, or delayed delivery, market for 30-year and 15-year fixed-rate single-family mortgage-related securities issued by us and other agency issuers. Most of our single-class, single-family Fannie Mae MBS are sold by lenders in the TBA market. Lenders use the TBA market both to purchase and sell Fannie Mae MBS. The TBA feature of the mortgage market is unique in the fixed-income capital markets.

A TBA trade represents a forward contract for the purchase or sale of single-family mortgage-related securities to be delivered on a specified future date; however, the specific pool of mortgages that will be delivered to fulfill the forward contract are unknown at the time of the trade. Parties to a TBA trade agree upon the issuer, coupon, price, product type, amount of securities and settlement date for delivery. Settlement for TBA trades is standardized and 30-year MBS and 15-year MBS settle on separate pre-arranged days each month. TBA sales enable originating mortgage lenders to hedge their interest rate risk and efficiently lock in interest rates for mortgage loan applicants throughout the loan origination process. The TBA market lowers transaction costs, increases liquidity and facilitates efficient settlement of sales and purchases of mortgage-related securities.

Housing and Community Development

Our HCD business is organized into three groups: the Multifamily Group, the Community Investment Group, and the Community Lending Group.

Multifamily Group

HCD’s Multifamily Group securitizes multifamily mortgage loans into Fannie Mae MBS and facilitates the purchase of multifamily mortgage loans for our mortgage portfolio. Our multifamily mortgage loans relate to properties with five or more residential units, which may be apartment communities, cooperative properties or manufactured housing communities. Our Multifamily Group generally creates multifamily Fannie Mae MBS in the same manner as our Single-Family business creates single-family Fannie Mae MBS. In recent years, the percentage of our multifamily business activity that has consisted of purchases for our investment portfolio has increased relative to our securitization activity.

Most of the multifamily loans we purchase or securitize are made by lenders that participate in our Delegated Underwriting and Servicing, or DUS®, program. Under the DUS program, we delegate the underwriting of loans to lenders that we approve for the program. As long as the lender is in good standing and represents and warrants that eligible loans meet our underwriting guidelines, we do not require the lender to obtain loan-by-loan approval before we acquire the loans.

Community Investment Group

HCD’s Community Investment Group makes investments that increase the supply of affordable housing. Most of these investments are in rental housing that is eligible for federal low-income housing tax credits, and the remainder are in conventional rental and primarily entry-level, for-sale housing. These investments are consistent with our focus on serving communities and making affordable housing more available and easier to rent or own.

The Community Investment Group’s investments have been made predominantly in low-income housing tax credit (“LIHTC”) limited partnerships or limited liability companies (referred to collectively as “LIHTC partnerships”) that directly or indirectly own an interest in rental housing developed or rehabilitated by the LIHTC partnerships. By renting a specified portion of the housing units to qualified low-income tenants over a 15-year period, the LIHTC partnerships become eligible for the federal low-income housing tax credit, which was enacted as part of the Tax Reform Act of 1986 to encourage investment by private developers and investors in low-income rental housing. Failure to qualify as an affordable housing project over the entire 15-year period may result in the recapture of a portion of the tax credits. The LIHTC partnerships are generally organized by fund manager sponsors who seek investments with third-party developers that, in turn, develop or rehabilitate the properties and then manage them. We invest in these partnerships as a limited partner or non-managing limited liability company member, with the fund manager acting as the general partner or managing member. We earn a return on our investments in LIHTC partnerships through reductions in our federal income tax liability that result from both our use of the tax credits for which the LIHTC partnerships qualify, and the deductibility of the LIHTC partnerships’ net operating losses.

In addition to investing in LIHTC partnerships, HCD’s Community Investment Group makes equity investments in rental and for-sale housing, typically through fund managers or directly with developers and operators that are well-recognized firms within the industry. Because we invest as a limited partner or as a non-managing member in a limited liability company, our exposure is generally limited to the amount of our investment. Our equity investments in for-sale housing generally involve the acquisition, development and/or construction of entry-level homes or the conversion of existing housing to entry-level homes.

Community Lending Group

HCD’s Community Lending Group supports the expansion of available housing by participating in specialized debt financing for a variety of customers and by acquiring mortgage loans. These activities include:

•	acquiring multifamily loans from a variety of lending institutions that do not participate in our DUS® program;

•	helping to meet the financing needs of single-family and multifamily home builders by purchasing participation interests in acquisition, development and construction (“AD&C”) loans from lending institutions;

•	providing loans to Community Development Financial Institution intermediaries to re-lend for community revitalization projects that expand the supply of affordable housing stock; and

•	providing financing for single-family and multifamily housing to housing finance agencies, public housing authorities and municipalities.

In July 2006, OFHEO advised us to suspend new AD&C business until we finalized and implemented specified policies and procedures required to strengthen risk management practices related to this business. We have implemented these new policies and procedures and have also implemented new controls and reporting mechanisms relating to our AD&C business. We received approval from OFHEO on June 8, 2007 to re-enter the secured AD&C business in a graduated manner. However, OFHEO advised us not to re-enter the unsecured AD&C business until matters relating to our engagement in certain market activities and unsecured lending are resolved with HUD.

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

Our Capital Markets group earns most of its income from the difference, or spread, between the interest we earn on our mortgage portfolio and the interest we pay on the debt we issue to fund this portfolio. We refer to this spread as our net interest yield. Our Capital Markets group uses various debt and derivative instruments to help manage the interest rate risk inherent in our mortgage portfolio. Changes in the fair value of the derivative instruments and trading securities we hold impact the net income reported by the Capital Markets group business segment.

Mortgage Investments

Our net mortgage portfolio totaled $726.1 billion and $736.5 billion as of December 31, 2006 and 2005, respectively. We estimate that the amount of our net mortgage portfolio was approximately $720.0 billion as of June 30, 2007. As part of our May 2006 consent order with OFHEO, we agreed not to increase our “net mortgage portfolio assets” above the amount shown in our minimum capital report as of December 31, 2005 ($727.75 billion), except in limited circumstances at OFHEO’s discretion. Our “net mortgage portfolio assets” are defined as the unpaid principal balance of our mortgage assets, net of market valuation adjustments, allowance for loan losses, impairments, and unamortized premiums and discounts, excluding consolidated mortgage-related assets acquired through the assumption of debt. We will be subject to this limitation on mortgage investment growth until the Director of OFHEO has determined that modification or expiration of the limitation is appropriate in light of specified factors such as resolution of accounting and internal control issues. We estimate that our net mortgage portfolio assets totaled approximately $714.9 billion and $719.6 billion as of June 30, 2007 and December 31, 2006, respectively. On August 1, 2007, we requested that OFHEO grant us a 10% increase in the limit on the amount of our net mortgage portfolio assets. On August 10, 2007, OFHEO advised us that, while it will keep under active consideration our request for this increase, it is not authorizing any significant changes at this time. For additional information on our capital requirements and regulations affecting the amount of our mortgage investments, see “Our Charter and Regulation of Our Activities.”

Our mortgage investments include both mortgage-related securities and mortgage loans. We purchase primarily conventional single-family fixed-rate or adjustable-rate, first lien mortgage loans, or mortgage-related securities backed by these types of loans. In addition, we purchase loans insured by the Federal Housing Authority (“FHA”), loans guaranteed by the Department of Veterans Affairs (“VA”) or by the Rural Housing Service of the Department of Agriculture (“RHS”), manufactured housing loans, multifamily mortgage loans, subordinate lien mortgage loans (for example, loans secured by second liens) and other mortgage-related securities. Most of these loans are prepayable at the option of the borrower. We make some of our investments in mortgage-related securities in the TBA market, which we describe above under “Single-Family—TBA Market.” Our investments in mortgage-related securities include structured mortgage-related securities such as real estate mortgage investment conduits (“REMICs”). The interest rates on the structured mortgage-related securities held in our portfolio may not be the same as the interest rates on the underlying loans. For example, we may hold a floating rate REMIC security with an interest rate that adjusts periodically based on changes in a specified market reference rate, such as the London Inter-Bank Offered Rate (“LIBOR”); however, the REMIC may be backed by fixed-rate mortgage loans. For information on the composition of our mortgage investment portfolio by product type, refer to Table 12 in “Item 7—MD&A—Consolidated Balance Sheet Analysis.”

Investment Activities

Our Capital Markets group seeks to maximize long-term total returns while fulfilling our chartered liquidity function. The Capital Markets group’s purchases and sales of mortgage assets in any given period generally has been determined by the rates of return that we expect to be able to earn on the equity capital underlying our investments. When we expect to earn returns greater than our cost of equity capital, we generally will be an active purchaser of mortgage loans and mortgage-related securities. When few opportunities exist to earn returns above our cost of equity capital, we generally will be a less active purchaser, and may be a net seller, of mortgage loans and mortgage-related securities. This investment strategy is consistent with our chartered liquidity function, as the periods during which our purchase of mortgage assets is economically attractive to us generally have been periods in which market demand for mortgage assets is low.

The spread between the amount we earn on mortgage assets available for purchase or sale and our funding costs, after consideration of the net risks associated with the investment, is an important factor in determining whether we are a net buyer or seller of mortgage assets. When the spread between the yield on mortgage assets and our borrowing costs is wide, which is typically when demand for mortgage assets from other investors is low, we will look for opportunities to add liquidity to the market primarily by purchasing mortgage assets and issuing debt to investors to fund those purchases. When this spread is narrow, which is typically when market demand for mortgage assets is high, we will look for opportunities to meet demand by selling mortgage assets from our portfolio. Even in periods of high market demand for mortgage assets, however, we expect to be an active purchaser of less liquid forms of mortgage loans and mortgage-related securities. The amount of our purchases of these mortgage loans and mortgage-related securities may be less than the amortization, prepayments and sales of mortgage loans we hold and, as a result, our investment balances may decline during periods of high market demand. In normal market conditions, however, we expect our selling activity will represent a modest portion of the total change in the total portfolio for the year.

Customer Transactions and Services

Our Capital Markets group provides our lender customers and their affiliates with services that include:

•	offering to purchase a wide variety of mortgage assets, including non-standard mortgage loan products, which we either retain in our portfolio for investment or sell to other investors as a service to assist our customers in accessing the market;

•	segregating customer portfolios to obtain optimal pricing for their mortgage loans (for example, segregating Community Reinvestment Act or “CRA” eligible loans, which typically command a premium);

•	providing funds at the loan delivery date for purchase of loans delivered for securitization; and

•	assisting customers with the hedging of their mortgage business, including by entering into options and forward contracts on mortgage-related securities, which we offset in the capital markets.

These activities provide a significant flow of assets for our mortgage portfolio, help to create a broader market for our customers and enhance liquidity in the secondary mortgage market.

In connection with our customer transactions and services activities, we may enter into forward commitments to purchase mortgage loans or mortgage-related securities that we decide not to retain in our portfolio. In these instances, we generally will enter into an offsetting sell commitment with another investor or require the lender to deliver a sell commitment to us when the lender delivers the loans to be pooled into mortgage-related securities.

Funding Our Investments

Our Capital Markets group funds its investments primarily through the issuance of debt securities, primarily short-term debt securities, in the domestic and international capital markets. The objective of our debt financing activities is to manage our liquidity requirements while obtaining funds as efficiently as possible. We structure our financings not only to satisfy our funding and risk management requirements, but also to access the capital markets in an orderly manner using debt securities designed to appeal to a wide range of investors. International investors, seeking many of the features offered in our debt programs for their U.S. dollar-denominated investments, have been a significant and growing source of funding in recent years.

Although we are a corporation chartered by the U.S. Congress, neither the U.S. government nor any instrumentality of the U.S. government guarantees any of our debt, and we are solely responsible for our debt obligations. Our debt trades in the “agency sector” of the capital markets, along with the debt of other GSEs. Debt in the agency sector benefits from bank regulations that allow commercial banks to invest in our debt and other agency debt to a greater extent than other debt. These factors, along with the high credit rating of our senior unsecured debt securities and the manner in which we conduct our financing programs, contribute to the favorable trading characteristics of our debt. As a result, we generally are able to borrow at lower interest rates than other corporate debt issuers. For information on the credit ratings of our long-term and short-term senior unsecured debt, qualifying subordinated debt and preferred stock, refer to “Item 7—MD&A—Liquidity and Capital Management—Liquidity—Credit Ratings and Risk Ratings.”

Securitization Activities

Our Capital Markets group engages in two principal types of securitization activities:

•	creating and issuing Fannie Mae MBS from our mortgage portfolio assets, either for sale into the secondary market or to retain in our portfolio; and

•	issuing structured Fannie Mae MBS for customers in exchange for a transaction fee.

Our Capital Markets group creates Fannie Mae MBS using mortgage loans and mortgage-related securities that we hold in our investment portfolio, referred to as “portfolio securitizations.” We currently securitize a majority of the single-family mortgage loans we purchase within the first month of purchase. Our Capital Markets group may sell these Fannie Mae MBS into the secondary market or may retain the Fannie Mae MBS in our investment portfolio. In addition, the Capital Markets group issues structured, or multi-class, Fannie Mae MBS. The structured Fannie Mae MBS are generally created through swap transactions, typically with our lender customers or securities dealer customers. In these transactions, the customer “swaps” a mortgage-related security they own for a structured Fannie Mae MBS we issue. This process is referred to as “resecuritization.” Our Capital Markets group earns transaction fees for issuing structured Fannie Mae MBS for third parties.

RISK MANAGEMENT

Risk is an inherent part of our business activities. Our risk management framework and governance structure is intended to provide comprehensive controls and ongoing management of the major risks inherent in our business activities. Our ability to properly identify, measure, monitor and report risk is critical to our soundness and profitability. Our businesses expose us to the following four major categories of risk:

•	Credit Risk. Credit risk is the risk of financial loss resulting from the failure of a borrower or institutional counterparty to honor its contractual obligations to us and exists primarily in our mortgage credit book of business, derivatives portfolio and liquid investment portfolio.

•	Market Risk. Market risk represents the exposure to potential changes in the market value of our net assets from changes in prevailing market conditions. A significant market risk we face and actively manage is interest rate risk—the risk of changes in our long-term earnings or in the value of our net assets due to changes in interest rates.

•	Operational Risk. Operational risk relates to the risk of loss resulting from inadequate or failed internal processes, people or systems, or from external events.

•	Liquidity Risk. Liquidity risk is the risk to our earnings and capital arising from an inability to meet our cash obligations in a timely manner.

For a complete discussion of our methods for managing risk, refer to “Item 7—MD&A—Risk Management.”

COMPETITION

Our competitors include the Federal Home Loan Mortgage Corporation, referred to as Freddie Mac, the Federal Home Loan Banks, financial institutions, securities dealers, insurance companies, pension funds, investment funds, and other investors.

We compete to purchase mortgage assets for our investment portfolio or to securitize them into Fannie Mae MBS. Our market share of mortgage assets purchased for our investment portfolio or securitized into Fannie Mae MBS is affected by the amount of residential mortgage loans offered for sale in the secondary market by loan originators and other market participants. The decreased rate of growth in U.S. residential mortgage debt outstanding in 2006 and continuing into 2007 has decreased the supply of mortgage originations, available for purchase or securitization. Our market share is also affected by the mix of available mortgage loan products and the credit risk and prices associated with those loans.

In addition, we compete for low-cost debt funding with institutions that hold mortgage portfolios, including Freddie Mac and the Federal Home Loan Banks.

We have been the largest issuer of mortgage-related securities in every year since 1990. Competition for the issuance of mortgage-related securities is intense and participants compete on the basis of the value of their products and services relative to the prices they charge. Value can be delivered through the liquidity and trading levels for an issuer’s securities, the range of products and services offered, and the reliability and consistency with which it conducts its business. In recent years, there has been a significant increase in the issuance of mortgage-related securities by non-agency issuers, which has caused a decrease in our share of the market for new issuances of single-family mortgage-related securities. Non-agency issuers, also referred to as private-label issuers, are those issuers of mortgage-related securities other than agency issuers Fannie Mae, Freddie Mac and Ginnie Mae. Our estimated market share of new single-family mortgage-related securities issuance has fallen during the past several years, from 45.0% in 2003 to 23.7% in 2006, a slight increase from our estimated market share of 23.5% in 2005. We estimate that total single-family mortgage-related securities issued by all mortgage market participants, including Fannie Mae, during the quarter ended June 30, 2007 increased by approximately 6.9% to an estimated $530.9 billion, compared with an estimated $496.8 billion issued during the quarter ended December 31, 2006. In the quarter ended June 30, 2007, our estimated market share of new single-family mortgage-related securities issuance was 28.3%. Our estimates of market share are based on publicly available data and exclude previously securitized mortgages. Although we expect our market share to increase in 2007 compared to 2006, we expect our Single-Family business to continue to face significant competition from private-label issuers.

We also expect private-label issuers to provide increased competition to our HCD business through their use of commercial mortgage-backed securities (“CMBS”), which often package loans secured by multifamily residential property with higher yielding loans secured by commercial properties.

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

In addition to the alignment of our overall strategy with these purposes, all of our business activities must be permissible under the Charter Act. Our charter authorizes us to, among other things, purchase, service, sell, lend on the security of, or otherwise deal in certain mortgage loans; issue debt obligations and mortgage-related securities; and “do all things as are necessary or incidental to the proper management of [our] affairs and the proper conduct of [our] business.”

Loan Standards

Mortgage loans we purchase or securitize must meet the following standards required by the Charter Act.

•	Principal Balance Limitations. Our charter permits us to purchase and securitize conventional mortgage loans (i.e., loans that are not federally insured or guaranteed) secured by either a single-family or multifamily property. Single-family conventional mortgage loans are generally subject to maximum original principal balance limits. The principal balance limits are often referred to as “conforming loan limits” and are established each year by OFHEO based on the national average price of a one-family residence. For 2006 and 2007, the conforming loan limit for a one-family residence is $417,000. Higher original principal balance limits apply to mortgage loans secured by two- to four-family residences and also to loans in Alaska, Hawaii, Guam and the Virgin Islands. No statutory limits apply to the maximum original principal balance of multifamily mortgage loans that we purchase or securitize. In addition, the Charter Act imposes no maximum original principal balance limits on loans we purchase or securitize that are either insured by the FHA or guaranteed by the VA.

•	Quality Standards. The Charter Act requires that, so far as practicable and in our judgment, the mortgage loans we purchase or securitize must be of a quality, type and class that generally meet the purchase standards of private institutional mortgage investors. To comply with this requirement and for the efficient operation of our business, we have eligibility policies and make available guidelines for the mortgage loans we purchase or securitize as well as for the sellers and servicers of these loans.

•	Loan-to-Value and Credit Enhancement Requirements. The Charter Act generally requires credit enhancement on any conventional single-family mortgage loan that we purchase or securitize if it has a loan-to-value ratio over 80% at the time of purchase. Credit enhancement may take the form of insurance or a guaranty issued by a qualified insurer, a repurchase arrangement with the seller of the loans or a seller-retained loan participation interest.

Other Charter Act Limitations and Requirements

In addition to specifying our purpose, authorizing our activities and establishing various limitations and requirements relating to the loans we purchase and securitize, the Charter Act has the following provisions.

•	Issuances of Our Securities. The Charter Act authorizes us, upon approval of the Secretary of the Treasury, to issue debt obligations and mortgage-related securities. At the discretion of the Secretary of the Treasury, the U.S. Department of the Treasury may purchase obligations of Fannie Mae up to a maximum of $2.25 billion outstanding at any one time. We have not used this facility since our transition from government ownership in 1968. Neither the U.S. nor any of its agencies guarantees our debt or mortgage-related securities or is obligated to finance our operations or assist us in any other manner.

•	Exemptions for Our Securities. Securities we issue are “exempted securities” under laws administered by the SEC. As a result, registration statements with respect to offerings of our securities are not filed with the SEC. In March 2003, however, we voluntarily registered our common stock with the SEC under Section 12(g) of the Securities Exchange Act of 1934 (the “Exchange Act”). As a result, we are required to file periodic and current reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Since undertaking to restate our 2002 and 2003 consolidated financial statements and improve our accounting practices and internal control over financial reporting, we have not been a current filer of our periodic reports on Form 10-K or Form 10-Q. We have issued or restated financial statements for 2002-2005, and with the filing of this 2006 Form 10-K, we are issuing financial statements for 2006. We are continuing to improve our accounting and internal control over financial reporting and are striving to become a current filer as soon as practicable. We are also required to file proxy statements with the SEC. We have not filed a proxy statement relating to an annual meeting of shareholders since 2004. On June 8, 2007, we announced plans to hold an annual meeting of shareholders on December 14, 2007. In addition, our directors and certain officers are required to file reports with the SEC relating to their ownership of Fannie Mae equity securities.

•	Exemption from Specified Taxes. Pursuant to the Charter Act, we are exempt from taxation by states, counties, municipalities or local taxing authorities, except for taxation by those authorities on our real property. However, we are not exempt from the payment of federal corporate income taxes.

•	Other Limitations and Requirements. Under the Charter Act, we may not originate mortgage loans or advance funds to a mortgage seller on an interim basis, using mortgage loans as collateral, pending the sale of the mortgages in the secondary market. In addition, we may only purchase or securitize mortgages originated in the U.S., including the District of Columbia, the Commonwealth of Puerto Rico, and the territories and possessions of the U.S.

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

HUD Regulation

Program Approval

HUD has general regulatory authority to promulgate rules and regulations to carry out the purposes of the Charter Act, excluding authority over matters granted exclusively to OFHEO. We are required under the Charter Act to obtain approval of the Secretary of HUD for any new conventional mortgage program that is significantly different from those approved or engaged in prior to the enactment of the Federal Housing Enterprises Financial Safety and Soundness Act of 1992 (the “1992 Act”). The Secretary of HUD must approve any new program unless the Charter Act does not authorize it or the Secretary finds that it is not in the public interest.

HUD periodically conducts reviews of our activities to ensure compliance with the Charter Act and other regulatory requirements. On June 13, 2006, HUD announced that it would conduct a review of our investments and holdings, including certain equity and debt investments classified in our consolidated financial statements as “other assets/other liabilities,” to determine whether our investment activities are consistent with our charter authority. We are fully cooperating with this review, but cannot predict whether the outcome of this review may require us to modify our investment approach or restrict our current business activities.

Annual Housing Goals and Subgoals

For each calendar year, we are subject to housing goals and subgoals set by HUD. The goals, which are set as a percentage of the total number of dwelling units underlying our total mortgage purchases, are intended to expand housing opportunities (1) for low- and moderate-income families, (2) in HUD-defined underserved areas, including central cities and rural areas, and (3) for low-income families in low-income areas and for very low-income families, which is referred to as “special affordable housing.” In addition, HUD has established three home purchase subgoals that are expressed as percentages of the total number of mortgages we purchase that finance the purchase of single-family, owner-occupied properties located in metropolitan areas, and a subgoal for multifamily special affordable housing that is expressed as a dollar amount. We report our progress toward achieving our housing goals to HUD on a quarterly basis, and we are required to submit a report to HUD and Congress on our performance in meeting our housing goals on an annual basis.

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

In November 2004, HUD published a final regulation amending its housing goals rule, effective January 1, 2005. The regulation increased the housing goal levels for each year through 2008 and also created the three home purchase mortgage subgoals described above. These increasing housing goals and subgoals are designed to expand the amount of mortgage financing that we make available to those populations and geographic areas defined by the goals. The increased housing goals and subgoals for the period 2005-2008 are shown below.

Housing Goals and Subgoals

	2008	2007	2006	2005

Housing goals:(1)
Low- and moderate-income housing	56.0%	55.0%	53.0%	52.0%
Underserved areas	39.0	38.0	38.0	37.0
Special affordable housing	27.0	25.0	23.0	22.0
Housing subgoals:
Home purchase subgoals:(2)
Low- and moderate-income housing	47.0%	47.0%	46.0%	45.0%
Underserved areas	34.0	33.0	33.0	32.0
Special affordable housing	18.0	18.0	17.0	17.0
Multifamily special affordable housing subgoal ($ in billions)(3)	$5.49	$5.49	$5.49	$5.49

(1)	A dwelling unit may be counted in more than one category of the goals. Goals are expressed as a percentage of the total number of dwelling units financed by eligible mortgage loan purchases during the period.

(2)	Home purchase subgoals measure our performance by the number of loans (not dwelling units) that provide purchase money for owner-occupied single-family housing in metropolitan areas.

(3)	The multifamily subgoal is measured by loan amount and expressed as a dollar amount.

The following table compares our performance against the housing goals and subgoals for the years 2004 through 2006.

Housing Goals and Subgoals Performance

	2006		2005		2004
	Result(1)	Goal	Result(2)	Goal	Result(2)	Goal

Housing goals:(3)
Low- and moderate-income housing	56.9%	53.0%	55.1%	52.0%	53.4%	50.0%
Underserved areas	43.6	38.0	41.4	37.0	33.5	31.0
Special affordable housing	27.8	23.0	26.3	22.0	23.6	20.0
Housing subgoals:
Home purchase subgoals:(4)
Low- and moderate-income housing	46.9%	46.0%	44.6%	45.0%	—	—
Underserved areas	34.5	33.0	32.6	32.0	—	—
Special affordable housing	17.9	17.0	17.0	17.0	—	—
Multifamily special affordable housing subgoal ($ in billions)(5)	$13.39	$5.49	$10.39	$5.49	$7.32	$2.85

(1)	The source of this data is our Annual Housing Activities Report for 2006. HUD has not yet determined our results for 2006.

(2)	The source of this data is HUD’s analysis of data we submitted to HUD. Some results differ from the results we reported in our Annual Housing Activities Reports for 2005 and 2004. Actual results reflect the impact of provisions that allow us to estimate the affordability of units with missing income and rent data.

(3)	Goals are expressed as a percentage of the total number of dwelling units financed by eligible mortgage loan purchases during the period.

(4)	Home purchase subgoals measure our performance by the number of loans (not dwelling units) providing purchase money for owner-occupied single-family housing in metropolitan areas.

(5)	The multifamily subgoal is measured by loan amount and expressed as a dollar amount.

As shown by the table above, we were able to meet our housing goals and subgoals in 2006 and 2004. In 2005, we met all three of our housing goals and three of the four subgoals. We fell slightly short of the low- and moderate-income home purchase subgoal.

The housing goals are subject to enforcement by the Secretary of HUD. The subgoals, however, are treated differently. Pursuant to the 1992 Act, the low- and moderate-income housing subgoal and the underserved areas subgoal are not enforceable by HUD. However, HUD has taken the position that the special affordable subgoals are enforceable. HUD’s regulations state that HUD shall require us to submit a housing plan if we fail to meet one or more housing goals and HUD determines that achievement was feasible, taking into account market and economic conditions and our financial condition. The housing plan must describe the actions we will take to meet the goal in the next calendar year. If HUD determines that we have failed to submit a housing plan or to make a good faith effort to comply with the plan, HUD has the right to take certain administrative actions. The potential penalties for failure to comply with the housing plan requirements are a cease-and-desist order and civil money penalties. Because the low- and moderate-income home purchase subgoal is not enforceable, there was no penalty for our failing to meet this subgoal in 2005.

We have made significant adjustments to our mortgage loan sourcing and purchase strategies in an effort to meet the increased housing goals and subgoals. These strategies include entering into some purchase and securitization transactions with lower expected economic returns than our typical transactions. We have also relaxed some of our underwriting criteria to obtain goals-qualifying mortgage loans and increased our investments in higher-risk mortgage loan products that are more likely to serve the borrowers targeted by HUD’s goals and subgoals, which could further increase our credit losses. The Charter Act explicitly authorizes us to undertake “activities ... involving a reasonable economic return that may be less than the return earned on other activities” in order to support the secondary market for housing for low- and moderate-income families. We continue to evaluate the cost of these activities.

Meeting the higher goals and subgoals for 2007 in the face of previous increases in home prices and, more recently, higher interest rates, which have reduced housing affordability during the past several years, is extremely challenging. Since HUD set the home purchase subgoals in 2004, the housing markets have experienced a dramatic change. Home Mortgage Disclosure Act data released in 2006 show that the share of the primary mortgage market serving low- and moderate-income borrowers declined in 2005, reducing our ability to purchase and securitize mortgage loans that meet the HUD subgoals. The National Association of REALTORS® housing affordability index has dropped from 130.7 in 2003 to 106.1 in 2006. In addition, because subprime mortgages tended to meet many of the HUD goals and subgoals, the recent disruption in the subprime market has further limited our ability to meet these goals. Our housing goals and subgoals continue to increase in 2007 and 2008. If our efforts to meet the housing goals and subgoals prove to be insufficient, we may become subject to a housing plan that could require us to take additional steps that could have an adverse effect on our profitability. See “Item 1A—Risk Factors” for more information on how changes we are making to our business strategies in order to meet HUD’s housing goals and subgoals may reduce our profitability.

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

OFHEO Consent Order

In 2003, OFHEO began a special examination of our accounting policies and practices, internal controls, financial reporting, corporate governance, and other matters. On May 23, 2006, concurrently with OFHEO’s release of its final report of the special examination, we agreed to OFHEO’s issuance of a consent order that resolved open matters relating to their investigation of us. Under the consent order, we neither admitted nor denied any wrongdoing and agreed to make changes and take actions in specified areas, including our accounting practices, capital levels and activities, corporate governance, Board of Directors, internal controls, public disclosures, regulatory reporting, personnel and compensation practices.

In the OFHEO consent order, we agreed to the following additional restrictions relating to our capital activity:

•	We must maintain a 30% capital surplus over our statutory minimum capital requirement until such time as the Director of OFHEO determines that the requirement should be modified or allowed to expire, taking into account factors such as the resolution of accounting and internal control issues.

•	As long as the capital restoration plan is in effect, we must seek the approval of the Director of OFHEO before engaging in any transaction that could have the effect of reducing our capital surplus below an amount equal to 30% more than our statutory minimum capital requirement. For a discussion of the capital restoration plan, see “Capital Adequacy Requirements—Capital Restoration Plan and OFHEO-Directed Minimum Capital Requirement.”

•	We must submit a written report to OFHEO detailing the rationale and process for any proposed capital distribution before making such distribution.

•	We are not permitted to increase our net mortgage portfolio assets above the amount shown in our minimum capital report to OFHEO as of December 31, 2005 ($727.75 billion), except in limited circumstances at the discretion of OFHEO. We will be subject to this limitation on portfolio growth until the Director of OFHEO has determined that expiration of the limitation is appropriate in light of information regarding any or all of the following:

•	our capital;

•	market liquidity issues;

•	housing goals;

•	risk management improvements;

•	our outside auditor’s opinion that our consolidated financial statements present fairly in all material respects our financial condition;

•	receipt of an unqualified opinion from an outside audit firm that our internal control over financial reporting is effective pursuant to section 404 of the Sarbanes-Oxley Act of 2002; or

•	other relevant information.

We submitted an updated business plan to OFHEO on February 28, 2007 that included an update on our progress in remediating our internal control deficiencies, completing the requirements of the consent order and other matters. OFHEO reviewed our business plan and directed us to maintain compliance with the $727.75 billion portfolio cap. On August 10, 2007, in response to our request that OFHEO grant us a 10% increase in our $727.75 billion portfolio cap, OFHEO advised us to maintain compliance with the existing portfolio cap.

As part of the OFHEO consent order, our Board of Directors agreed to review all individuals who at the time of the review were affiliated with us, including Board members, and who were mentioned in OFHEO’s final report of the special examination as participating in any misconduct for suitability to remain in their positions or for other remedial actions. The Board created a special committee made up of independent Board members, none of whom had served on the Board prior to December 2004, to conduct this review. In October 2006, the special committee completed its review and reported its findings and recommendations to OFHEO. We have since implemented the actions recommended in that report.

In its Annual Report to Congress released April 10, 2007, OFHEO recognized that, as of December 31, 2006, we had complied with 67% of the requirements of the OFHEO consent order. We believe that we are making progress toward completing the OFHEO consent order requirements.

In addition, as part of the OFHEO consent order, we agreed to pay a $400 million civil penalty, with $50 million payable to the U.S. Treasury and $350 million payable to the SEC for distribution to stockholders pursuant to the Fair Funds for Investors provision of the Sarbanes-Oxley Act of 2002. We paid this civil penalty in full in 2006 and recorded an expense in our 2004 consolidated financial statements. This expense was not deductible for tax purposes.

Capital Adequacy Requirements

We are subject to capital adequacy requirements established by the 1992 Act. The statutory capital framework incorporates two different quantitative assessments of capital—a minimum capital requirement and a risk-based capital requirement. The minimum capital requirement is ratio-based, while the risk-based capital requirement is based on simulated stress test performance. The 1992 Act requires us to maintain sufficient capital to meet both of these requirements in order to be classified as “adequately capitalized.” OFHEO is permitted or required to take remedial action if we fail to meet our capital requirements, depending on which requirement we fail to meet. We are required to submit a capital restoration plan if OFHEO classifies us as “significantly undercapitalized.” Even if we meet our capital requirements, OFHEO has the ability to take additional supervisory actions if the Director determines that we have failed to make reasonable efforts to comply with that plan or are engaging in unapproved conduct that could result in a rapid depletion of our core capital, or if the value of the property securing mortgage loans we hold or have securitized has decreased significantly.

The 1992 Act also gives OFHEO the authority, after following prescribed procedures, to appoint a conservator. Under OFHEO’s regulations, appointment of a conservator is mandatory, with limited exceptions, if we are critically undercapitalized (that is, if our core capital is less than our required critical capital). OFHEO has discretion under its rules to appoint a conservator if we are significantly undercapitalized (that is, if our core capital is less than our required minimum capital), and alternative remedies are unavailable. The 1992 Act and OFHEO’s rules also specify other grounds for appointing a conservator.

In addition, under the OFHEO consent order, we are currently required to maintain a 30% capital surplus over our statutory minimum capital requirement. Consistent with OFHEO’s disclosures, we refer to this requirement, which is described in more detail below under “Capital Restoration Plan and OFHEO-Directed Minimum Capital Requirement,” as the “OFHEO-directed minimum capital requirement.” We are subject to continuous examination by OFHEO to ensure that we meet these capital adequacy requirements on an ongoing basis.

Statutory Minimum Capital Requirement.  OFHEO’s ratio-based minimum capital standard ties our capital requirements to the size of our book of business. For purposes of the statutory minimum capital requirement, we are in compliance if our core capital equals or exceeds our minimum capital requirement. Core capital is defined by statute as the sum of the stated value of outstanding common stock (common stock less treasury stock), the stated value of outstanding non-cumulative perpetual preferred stock, paid-in capital and retained earnings, as determined in accordance with U.S. generally accepted accounting principles (“GAAP”). Our minimum capital requirement is generally equal to the sum of:

•	2.50% of on-balance sheet assets;

•	0.45% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties; and

•	up to 0.45% of other off-balance sheet obligations.

Each quarter, as part of its capital classification announcement, OFHEO publishes our standing relative to the statutory minimum capital requirement and the OFHEO-directed minimum capital requirement. For a description of the amounts by which our core capital exceeded our statutory minimum capital requirement as of March 31, 2007, December 31, 2006, and December 31, 2005, see “Item 7—MD&A—Liquidity and Capital Management—Capital Management—Capital Classification Measures.”

Statutory Risk-Based Capital Requirement.  OFHEO’s risk-based capital standard ties our capital requirements to the risk in our book of business, as measured by a stress test model. The stress test simulates our financial performance over a ten-year period of severe economic conditions characterized by both extreme interest rate movements and high mortgage default rates. Simulation results indicate the amount of capital required to survive this prolonged period of economic stress without new business or active risk management action. In addition to this model-based amount, the risk-based capital requirement includes a 30% surcharge to cover unspecified management and operations risks.

Our total capital base is used to meet our risk-based capital requirement. Total capital is defined by statute as the sum of our core capital plus the total allowance for loan losses and reserve for guaranty losses in connection with Fannie Mae MBS, less the specific loss allowance (that is, the allowance required on individually-impaired loans). Each quarter, OFHEO runs a detailed profile of our book of business through the stress test simulation model. The model generates cash flows and financial statements to evaluate our risk and measure our capital adequacy during the ten-year stress horizon. As part of its quarterly capital classification announcement, OFHEO makes these stress test results publicly available. For a description of the amounts by which our total capital exceeded our statutory risk-based capital requirement as of December 31, 2006 and 2005, see “Item 7—MD&A—Liquidity and Capital Management—Capital Management—Capital Classification Measures.”

Capital Restoration Plan and OFHEO-Directed Minimum Capital Requirement.  OFHEO concluded in its September 2004 interim report on its special examination that we had misapplied GAAP relating to hedge accounting and the amortization of purchase premiums and discounts on securities and loans and on other deferred charges. In December 2004, the SEC’s Office of the Chief Accountant affirmed OFHEO’s conclusion. We estimated that the disallowed hedge accounting treatments would result in a $9.0 billion cumulative reduction in our core capital as of September 30, 2004. As a result, on December 21, 2004, OFHEO classified us as significantly undercapitalized as of September 30, 2004, and directed us to submit a capital restoration plan that would provide for compliance with our statutory minimum capital requirement plus a surplus of 30% over the statutory minimum capital requirement. Pursuant to OFHEO’s directive, we submitted a capital restoration plan. On February 17, 2005, OFHEO accepted our capital restoration plan, which indicated our intention to achieve the OFHEO-directed minimum capital requirement by September 30, 2005.

We implemented the capital restoration plan by generating additional capital through retained earnings, significantly reducing the size of our investment portfolio, issuing $5.0 billion of non-cumulative preferred stock, reducing our dividend and implementing cost-cutting efforts. OFHEO announced on November 1, 2005 that, as of September 30, 2005, we had achieved the OFHEO-directed minimum capital requirement. OFHEO actively monitors our compliance with the capital restoration plan, pursuant to which we provide quarterly capital plan updates to OFHEO. We believe that we continue to be in compliance with the plan as of the date of this filing. For a description of the amounts by which our core capital exceeded the OFHEO-directed minimum capital requirement as of March 31, 2007, December 31, 2006 and 2005, see “Item 7—MD&A—Liquidity and Capital Management—Capital Management—Capital Classification Measures.”

Statutory Critical Capital Requirement.  Our critical capital requirement is the amount of core capital below which we would be classified as critically undercapitalized and generally would be required to be placed in conservatorship. Our critical capital requirement is generally equal to the sum of:

•	1.25% of on-balance sheet assets;

•	0.25% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties; and

•	up to 0.25% of other off-balance sheet obligations.

For a description of the amounts by which our core capital exceeded our statutory critical capital requirement as of December 31, 2006 and 2005, see “Item 7—MD&A—Liquidity and Capital Management—Capital Management—Capital Classification Measures.”

OFHEO Direction on Interagency Guidance on Nontraditional Mortgages and Subprime Lending

In September 2006, five federal financial regulatory agencies jointly issued “Interagency Guidance on Nontraditional Mortgage Product Risks” to address risks posed by mortgage products that allow borrowers to defer repayment of principal or interest, and the layering of risks that results from combining these product types with other features that may compound risk. In June 2007, the same financial regulatory agencies published the final “Statement on Subprime Mortgage Lending,” which addresses risks relating to certain subprime mortgages. Together, the agencies directed regulated financial institutions that originate nontraditional and subprime mortgage loans to follow prudent lending practices, including safe and sound underwriting practices and providing borrowers with clear and balanced information about the relative benefits and risks of these products sufficiently early in the process to enable them to make informed decisions.

OFHEO directed us to apply the risk management, underwriting and consumer protection principles of the nontraditional and subprime mortgage guidances to mortgages we purchase or guarantee. In response to the guidance and OFHEO’s directive, we are implementing changes to our Desktop Underwriter® automated underwriting system and have notified our lender customers of the dates by which we expect all loans sent to us to be in compliance with the guidances.

Recent Legislative Developments and Possible Changes in Our Regulations and Oversight

There is legislation pending before the U.S. Congress that would change the regulatory framework under which we, Freddie Mac and the Federal Home Loan Banks operate. On May 22, 2007, the House of Representatives approved a bill that would establish a new, independent regulator for us and the other GSEs, with broad authority over both safety and soundness and mission.

As of the date of this filing, one GSE reform bill has been introduced in the Senate and another is expected. For a description of how the changes in the regulation of our business contemplated by these GSE reform bills or other legislative proposals could materially adversely affect our business and earnings, see “Item 1A—Risk Factors.”

EMPLOYEES

As of December 31, 2006, we employed approximately 6,600 personnel, including full-time and part-time employees, term employees and employees on leave. As of June 30, 2007, we employed approximately 6,400 personnel, including full-time and part-time employees, term employees and employees on leave.

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, which are statements about matters that are not historical facts. In addition, our senior management may from time to time make forward-looking statements orally to analysts, investors, the news media and others. Forward-looking statements often include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “could,” “may,” or similar words.

Forward-looking statements reflect our management’s expectations or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this report, including those factors described in “Item 1A—Risk Factors.”

Factors that could cause actual conditions, events or results to differ materially from those expressed in any forward-looking statements include, among others:

•	our expectation that we will file our 2007 Form 10-K on a timely basis, and that we will file our Forms 10-Q for the first, second, and third quarters of 2007 by December 31, 2007;

•	our ability to compete in the mortgage and financial services industry and to develop and implement strategies to adapt to changing industry trends;

•	our ability to achieve and maintain effective internal control over financial reporting;

•	our ability to become and remain current in our SEC financial reporting obligations;

•	our ability to overcome reputational harm and negative publicity;

•	our ability to continue to operate in compliance with the terms of the OFHEO consent order, including complying with the capital restoration plan provided for by the order;

•	changes in applicable legislative or regulatory requirements, including enactment of new oversight legislation, changes to our charter, housing goals, regulatory capital requirements, the exercise or assertion of regulatory or administrative authority beyond historical practice, or regulation of the subprime market;

•	the expiration of the limitation on our portfolio growth, or our ability to obtain relief from the limitation;

•	volatility in our financial results due to volatility in the fair value of our financial instruments;

•	our ability to manage credit risk successfully;

•	changes in our assumptions regarding interest rates, rates of growth of our business and spreads we expect to earn or required capital levels;

•	our ability to issue debt securities in sufficient quantity and at attractive rates to fund our investments;

•	our ability to maintain our current credit ratings;

•	failure of our institutional counterparties to perform their obligations;

•	changes in pricing or valuation methodologies, models, assumptions, estimates or other measurement techniques;

•	changes in general economic conditions, primarily the U.S. residential housing market;

•	borrower preferences for fixed-rate mortgages or ARMs;

•	investor preferences for mortgage loans and mortgage-backed securities rather than other instruments;

•	our estimates regarding our 2006 and 2007 business results and market share;

•	our belief that we met our 2006 housing goals and subgoals;

•	our expectation that meeting our housing goals in 2007 and 2008 will continue to present challenges;

•	our belief that home prices are likely to continue to decline in 2007;

•	our expectation that our credit loss ratio in 2007 will increase to what we believe represents our more normal historical range of 4 to 6 basis points;

•	our expectation that multifamily property vacancy rates will increase;

•	our expectation that losses on certain guaranty contracts will more than double in 2007 compared to 2006;

•	our expectation of continued increased investments in goals-targeted products in 2007;

•	our expectation that we will continue to invest in LIHTC partnerships;

•	our expectation that, for the Capital Markets group, in normal market conditions, our selling activity will represent a modest portion of the total change in the total portfolio for the year;

•	our expectation that we will reduce our administrative expenses by $200 million in 2007 compared to 2006; and

•	our expectation that our ongoing daily operations costs will be reduced to approximately $2 billion in 2008.

Readers are cautioned not to place undue reliance on forward-looking statements in this report or that we make from time to time, and to consider carefully the factors discussed in “Item 1A—Risk Factors” in evaluating these forward-looking statements. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise except as required under the federal securities laws.

Item 1A.	Risk Factors

This section identifies specific risks that should be considered carefully in evaluating our business. The risks described in “Company Risks” are specific to us and our business, while those described in “Risks Relating to Our Industry” relate to the industry in which we operate. Any of these risks could adversely affect our business, results of operations, cash flow or financial condition. We believe that these risks represent the material risks relevant to us, our business and our industry, but new material risks to our business may emerge that we are currently unable to predict. The risks discussed below could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

COMPANY RISKS

We are subject to credit risk relating to both the mortgage assets that we hold in our portfolio and the mortgage loans that back our Fannie Mae MBS, and any resulting delinquencies and credit losses could adversely affect our financial condition, liquidity and results of operations.

We are exposed to credit risk on our mortgage credit book of business because either we hold the mortgage assets in our portfolio, which consists of mortgage loans, Fannie Mae MBS and non-Fannie Mae mortgage-related securities, or we have issued a guaranty in connection with the creation of Fannie Mae MBS backed by mortgage assets. Borrowers of mortgage loans that we own or that back our Fannie Mae MBS or non-Fannie Mae mortgage-related securities may fail to make the required payments of principal and interest on those loans, exposing us to the risk of credit losses. Factors that affect the level of our risk of credit losses include the financial strength and credit profile of the borrower, the structure of the loan, the type and characteristics of the property securing the loan, and local, regional and national economic conditions.

For example, loans that have unpaid principal balances that are high in relation to the value of the property, which are commonly referred to as loans with high loan-to-value (“LTV”) ratios, generally tend to have a higher risk of default and, if a default occurs, a greater risk that the amount of the gross loss will be high compared to loans with lower LTV ratios. The LTV ratio of an outstanding mortgage loan changes as the unpaid principal balance of the loan and the value of the property securing the loan change. Depending on the structure of the loan, the unpaid principal balance of the loan may increase or decrease over time. Similarly, depending on local, regional and national economic conditions, or the underlying supply and demand for housing, the value of the property securing the loan may increase or decrease over time. As of December 31, 2006, approximately 10% of our conventional single-family mortgage credit book of business consisted of loans with a mark-to-market estimated loan-to-value ratio greater than 80%.

The proportion of higher risk mortgage loans that were originated in the market between 2003 and mid-2006 increased significantly. As a result, our purchase and securitization of loans that pose a higher credit risk, such as negative-amortizing adjustable-rate mortgages (“ARMs”), interest-only loans and subprime mortgage loans, also increased, although to a lesser degree than many other institutions. In addition, we increased the proportion of reduced documentation loans that we purchased to hold or to back our Fannie Mae MBS.

For example, negative-amortizing ARMs represented approximately 3% of our conventional single-family business volume in both 2005 and 2006. Interest-only ARMs represented approximately 9% of our conventional single-family business volume in both 2005 and 2006, and approximately 7% as of June 30, 2007. Negative-amortizing ARMs and interest-only ARMs together represented approximately 6% of our conventional single-family mortgage credit book of business as of December 31, 2005, December 31, 2006, and June 30, 2007.

We also estimate that approximately 12% and 11% of our single-family mortgage credit book of business as of June 30, 2007 and December 31, 2006, respectively, consisted of Alt-A mortgage loans or structured Fannie Mae MBS backed by Alt-A mortgage loans, and approximately 1% of our single-family mortgage credit book of business consisted of private-label mortgage-related securities backed by Alt-A mortgage loans, including resecuritizations, as of both June 30, 2007 and December 31, 2006. We estimate that subprime loans represented approximately 2.2% of our single-family mortgage credit book of business as of both June 30, 2007 and December 31, 2006, of which approximately 0.2% consisted of subprime mortgage loans or structured Fannie Mae MBS backed by subprime mortgage loans and approximately 2% consisted of private-label mortgage-related securities backed by subprime mortgage loans, including resecuritizations.

We expect to experience increased delinquencies and credit losses in 2007 compared with 2006, and the increase in our exposure to credit risk resulting from our purchase or securitization of loans with higher credit risk may cause a further increase in the delinquencies and credit losses we experience. An increase in the delinquencies and credit losses we experience is likely to reduce our earnings during that period and also could adversely affect our financial condition.

We depend on our institutional counterparties to provide services that are critical to our business, and our earnings and liquidity may be reduced if one or more of our institutional counterparties defaults in its obligations to us.

We face the risk that one or more of our institutional counterparties may fail to fulfill their contractual obligations to us. Our primary exposure to institutional counterparty risk is with our mortgage insurers, mortgage servicers, depository institutions, lender customers, dealers that commit to sell mortgage pools or loans to us, issuers of investments held in our liquid investment portfolio, and derivatives counterparties. In some cases, our business with institutional counterparties is heavily concentrated. As of December 31, 2006, our ten largest single-family mortgage servicers serviced 73% of our single-family mortgage credit book of business, and Countrywide Financial Corporation, which is our largest single-family mortgage servicer, serviced 22% of our single-family mortgage credit book of business. Also, as of December 31, 2006, we had outstanding transactions with 21 interest rate and foreign currency derivatives counterparties, of which seven counterparties accounted for approximately 78% of the total outstanding notional amount of our derivatives contracts. Each of these seven counterparties accounted for between approximately 6% and 16% of the year-end 2006 total outstanding notional amount. Further, as of December 31, 2006, our ten largest depository counterparties held 88% of the $34.5 billion in deposits held by all of our depository counterparties for scheduled MBS payments. In addition, we anticipate that consolidations may occur within the mortgage or other industries that are significant to our business, which would further increase our concentration risk to individual counterparties. Some of our counterparties also may become subject to serious liquidity problems affecting, either temporarily or permanently, the viability of their business plans due to mortgage repurchase obligations, margin calls, or lack of market access to regular sources of funding, which likely would adversely affect their ability to meet their obligations to us. The products or services that these counterparties provide are critical to our business operations, and a default by a counterparty with significant obligations to us could adversely affect our ability to conduct our operations efficiently and at cost-effective rates, which in turn could adversely affect our results of operations and our financial condition.

We have several key lender customers, and the loss of business volume from any one of these customers could adversely affect our business and result in a decrease in our market share and earnings.

Our ability to generate revenue from the purchase and securitization of mortgage loans depends on our ability to acquire a steady flow of mortgage loans from the originators of those loans. We acquire a significant portion of our mortgage loans from several large mortgage lenders. For 2006 and for the first six months of 2007, our top five lender customers of single-family mortgage loans accounted for approximately 51% and 57%, respectively, of our single-family business volume, and the top five lender customers of multifamily mortgage loans accounted for approximately 50% and 53%, respectively, of our multifamily business volume during those periods. In addition, during 2006 and during the first six months of 2007, our largest lender customer of single-family mortgage loans accounted for approximately 26% and 31%, respectively, of our single-family business volume, and our largest lender customer of multifamily mortgage loans accounted for approximately 16% and 20%, respectively, of our multifamily business volume during those periods. Accordingly, maintaining our current business relationships and business volumes with our top lender customers is critical to our business. During the recent disruption in the subprime market, a number of lenders began to originate fewer mortgage loans. If any of our key lender customers significantly reduces the volume of mortgage loans that the lender delivers to us or that we are willing to buy from them, we could lose significant business volume that we might be unable to replace. The loss of business from any one of our key lender customers could adversely affect our business and result in a decrease in our market share and earnings. In addition, a significant reduction in the volume of mortgage loans that we securitize, whether resulting from a decrease in the volume of mortgage loans available to us from lenders or from our inability to purchase loans as a result of the limit on the size of our portfolio, could reduce the liquidity of Fannie Mae MBS, which in turn could have an adverse effect on their market value.

Changes in option-adjusted spreads or interest rates, or our inability to manage interest rate risk successfully, could have a material adverse effect on our financial condition and our earnings.

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

Option-adjusted spread risk is the risk that the option-adjusted spreads on our mortgage assets relative to those on our funding and hedging instruments (referred to as the “OAS of our net assets”) may increase or decrease. These increases or decreases may be a result of market supply and demand dynamics. A widening, or increase, of the OAS of our net mortgage assets typically causes a decline in the fair value of the company. A narrowing, or decrease, of the OAS of our net mortgage assets will reduce our opportunities to acquire mortgage assets and therefore could have a material adverse effect on our future earnings and financial condition. We do not attempt to actively manage or hedge the impact of changes in the OAS of our net mortgage assets after we purchase mortgage assets, other than through asset monitoring and disposition.

Changes in interest rates could have a material adverse effect on our business results and financial condition, including asset impairments or losses on assets sold, particularly if actual conditions differ significantly from our expectations. Our ability to manage interest rate risk depends on our ability to issue debt instruments with a range of maturities and other features at attractive rates and to engage in derivative transactions. We must exercise judgment in selecting the amount, type and mix of debt and derivative instruments that will most effectively manage our interest rate risk. The amount, type and mix of financial instruments we select may not offset possible future changes in the spread between our borrowing costs and the interest we earn on our mortgage assets.

We make significant use of business and financial models to manage risk. We recognize that models are inherently imperfect predictors of actual results because they are based on the information we input based on data available to us and on our assumptions about factors such as future loan demand, prepayment speeds and other factors that may overstate or understate future experience. Therefore, our financial condition, results of operations and liquidity could be adversely affected if our models fail to produce reliable results.

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

The issuance of short-term and long-term debt securities in the domestic and international capital markets is our primary source of funding for purchasing assets for our mortgage portfolio and repaying or refinancing our existing debt. Moreover, our primary source of revenue is the net interest income we earn from the difference, or spread, between our borrowing costs and the return that we receive on our mortgage assets. Our ability to obtain funds through the issuance of debt, and the cost at which we are able to obtain these funds, depends on many factors, including:

•	our corporate and regulatory structure, including our status as a GSE;

•	legislative or regulatory actions relating to our business, including any actions that would affect our GSE status;

•	rating agency actions relating to our credit ratings;

•	our financial results and changes in our financial condition;

•	significant events relating to our business or industry;

•	the public’s perception of the risks to and financial prospects of our business or industry;

•	the preferences of debt investors;

•	the breadth of our investor base;

•	prevailing conditions in the capital markets;

•	foreign exchange rates;

•	interest rate fluctuations;

•	competition from other issuers of AAA-rated agency debt;

•	general economic conditions in the U.S. and abroad; and

•	broader trade and political considerations among the U.S. and other countries.

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

On June 13, 2006, the U.S. Department of the Treasury announced that it would undertake a review of its process for approving our issuances of debt, which could adversely impact our flexibility in issuing debt securities in the future, including our ability to issue securities that are responsive to the marketplace. We cannot predict whether the outcome of this review will materially impact our current business activities.

Our business is subject to laws and regulations that restrict our operations, that limit the amount of our net mortgage portfolio assets and that restrict our ability to compete optimally, any of which may adversely affect our profitability.

As a federally chartered corporation, we are subject to the limitations imposed by the Charter Act, extensive regulation, supervision and examination by OFHEO and HUD, and regulation by other federal agencies, such as the U.S. Department of the Treasury and the SEC. We are also subject to many laws and regulations that affect our business, including those regarding taxation and privacy. In addition, the policy, approach or regulatory philosophy of these agencies can materially affect our business.

Regulation by OFHEO could adversely affect our results of operations and financial condition.  OFHEO has broad authority to regulate our operations and management in order to ensure our financial safety and soundness. For example, to meet our capital plan requirements in 2005, we made significant changes to our business in 2005, including reducing the size of our mortgage portfolio by approximately 20% and reducing our quarterly common stock dividend by 50%. Pursuant to our May 2006 consent order with OFHEO, we may not increase our net mortgage portfolio assets above the amount shown in our minimum capital report as of December 31, 2005 ($727.75 billion), except in limited circumstances at OFHEO’s discretion. As of August 10, 2007, OFHEO has advised us that we should continue to comply with the $727.75 billion limit on our net mortgage portfolio assets. We anticipate that this limit on the size of our mortgage portfolio may restrict the growth of our net income or may cause it to decrease. This limitation on the size of our portfolio currently prevents us from purchasing assets that we would purchase if we were not subject to this limitation. In addition, to comply with our remediation obligations, we have incurred significant administrative expenses. Together, these changes contributed to a reduction in our earnings for the year ended December 31, 2006, as compared to the year ended December 31, 2005. We expect the limitation on the size of our mortgage portfolio will have, and the amount of our administrative expenses will continue to have, a negative impact on our earnings in 2007. Similarly, any new or additional regulations that OFHEO may adopt in the future could adversely affect our future earnings and financial condition.

The consent order also prohibits our Board of Directors from increasing the dividend at any time if payment of the increased dividend would reduce our capital surplus to less than the OFHEO-directed minimum capital requirement. In addition, the OFHEO consent order requires us to provide OFHEO with prior notice of any planned dividend and a description of the rationale for its payment.

If we fail to comply with any of our agreements with OFHEO or with any OFHEO regulation, including those relating to our minimum, core, risk-based or OFHEO-directed capital, we may incur penalties and could be subject to further restrictions on our activities and operations, or to investigation and enforcement actions by OFHEO.

Regulation by HUD and Charter Act limitations could adversely affect our results of operations.  HUD supervises our compliance with the Charter Act, which defines our permissible business activities. For example, we may not purchase single-family loans in excess of our conforming loan limits, which are set annually based on U.S. home prices. The conforming loan limit for a one-family mortgage loan in most geographic regions is currently $417,000. In addition, under the Charter Act, our business is limited to the U.S. housing finance sector. As a result of these limitations on our ability to diversify our operations, our financial condition and earnings depend almost entirely on conditions in a single sector of the U.S. economy, specifically, the U.S. housing market. Our substantial reliance on conditions in the U.S. housing market may adversely affect the investment returns we are able to generate. In addition, the Secretary of HUD must approve any new Fannie Mae conventional mortgage program that is significantly different from those approved or engaged in prior to the enactment of the 1992 Act. As a result, our ability to respond quickly to changes in market conditions by offering new programs in response to these changes is subject to HUD’s prior approval process. These restrictions on our business operations may negatively affect our ability to compete successfully with other companies in the mortgage industry from time to time, which in turn may reduce our market share, our earnings and our financial condition.

HUD has established housing goals and subgoals for our business. HUD’s housing goals require that a specified portion of our business relate to the purchase or securitization of mortgage loans that finance housing for low- and moderate-income households, housing in underserved areas and qualified housing under the definition of special affordable housing. HUD has increased our housing goals through 2008, and has created purchase money mortgage subgoals that also increase through 2008. These changes in our housing goals and subgoals and declining affordability have made it increasingly challenging to meet our housing goals and subgoals. If we do not meet any enforceable housing goal or subgoal, we may become subject to increased HUD oversight for the following year or be subject to civil money penalties.

Our efforts to meet the increased housing goals and subgoals established by HUD for 2007 and future years may reduce our profitability. In order to obtain business that contributes to our housing goals and subgoals, we have made significant adjustments to our mortgage loan sourcing and purchase strategies. These strategies include entering into some purchase and securitization transactions with lower expected economic returns than our typical transactions. We have also relaxed some of our underwriting criteria to obtain goals-qualifying mortgage loans and increased our investments in higher-risk mortgage loan products that are more likely to serve the borrowers targeted by HUD’s goals and subgoals, which could further increase our credit losses.

A decrease in our current credit ratings would have an adverse effect on our ability to issue debt on acceptable terms, which would reduce our liquidity and our earnings.

Our borrowing costs and our broad access to the debt capital markets depend in large part on our high credit ratings, particularly on our senior unsecured debt. Our ratings are subject to revision or withdrawal at any time by the rating agencies. Any reduction in our credit ratings could increase our borrowing costs, limit our access to the capital markets and trigger additional collateral requirements in derivative contracts and other borrowing arrangements. A substantial reduction in our credit ratings would reduce our earnings and materially adversely affect our liquidity, our ability to conduct our normal business operations and our competitive position. A description of our credit ratings and current ratings outlook is included in “Item 7—MD&A—Liquidity and Capital Management—Liquidity—Credit Ratings and Risk Ratings.”

Material weaknesses and other control deficiencies relating to our internal control over financial reporting could result in errors in our reported results and could have a material adverse effect on our operations, investor confidence in our business and the trading prices of our securities.

Management’s assessment of our internal control over financial reporting as of December 31, 2006 identified eight material weaknesses in our internal control over financial reporting. As described in “Item 9A—Controls and Procedures—Management’s Report on Internal Control Over Financial Reporting—Description of Material Weaknesses as of December 31, 2006,” we have not yet remediated material weaknesses in our application of GAAP relating to our accounting for certain 2006 securities sold under agreements to repurchase and certain 2006 securities purchased under agreements to resell, our financial reporting process, our information technology applications and infrastructure access controls, and our multifamily lender loss sharing modifications. Until they are remediated, these material weaknesses could lead to errors in our reported financial results and could have a material adverse effect on our operations, investor confidence in our business and the trading prices of our securities. In addition, we are not able at this time to file our periodic reports with the SEC on a timely basis. We believe that we will not have remediated the material weakness relating to our disclosure controls and procedures until we are able to file required reports with the SEC and the NYSE on a timely basis and have remediated all material weaknesses.

In the future, we may identify further material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date. In addition, we cannot be certain that we will be able to maintain adequate controls over our financial processes and reporting in the future.

Our business faces significant operational risks and an operational failure could materially adversely affect our business and our operations.

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

Because we use a process of delegated underwriting (with lenders representing and warranting certain criteria) for the single-family mortgage loans we purchase and securitize, we do not independently verify most borrower information that is provided to us. This exposes us to mortgage fraud risk, which is the risk that one or more of the parties involved in a transaction (the borrower, seller, broker, appraiser, title agent, lender or servicer) will misrepresent the facts about a mortgage loan. We may experience financial losses and reputational damage as a result of mortgage fraud.

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

Competition in the mortgage and financial services industries, and the need to develop, enhance, and implement strategies to adapt to changing trends in the mortgage industry and capital markets, may adversely affect our financial condition and earnings.

We compete to acquire mortgage assets for our mortgage portfolio or to securitize mortgage assets into Fannie Mae MBS based on a number of factors, including our speed and reliability in closing transactions, our products and services, the liquidity of Fannie Mae MBS, our reputation and our pricing. We face competition in the secondary mortgage market from other GSEs and from large commercial banks, savings and loan institutions, securities dealers, investment funds, insurance companies and other financial institutions. In addition, increased consolidation within the financial services industry has created larger financial institutions, increasing pricing pressure. The recent decreased rate of growth in U.S. residential mortgage debt outstanding in 2006 and continuing into 2007 has also increased competition in the secondary mortgage market by decreasing the supply of new mortgage loans available for purchase.

We also expect private-label issuers to provide increased competition to our HCD business through their use of CMBS, which often package loans secured by multifamily residential property together with higher yielding loans secured by commercial properties.

This increased competition may adversely affect our business and financial condition and reduce our earnings.

Our ability to develop, enhance, and implement strategies to adapt to changing conditions in the mortgage industry and capital markets, may adversely affect our financial condition and earnings.

The manner in which we compete and the products for which we compete are affected by changing conditions which can take the form of trends or sudden changes to trends in our industry. If we do not effectively respond to these changes, or if our strategies to respond to these changes are not as successful as our prior business strategies, our earnings and liquidity may be reduced and our business and financial condition could be adversely affected. For example, in recent years, the proportion of single-family mortgage loan originations consisting of nontraditional mortgages has increased, and demand for traditional 30-year fixed-rate mortgages, which represents the largest portion of our business volume, decreased. We did not purchase or guarantee large amounts of these nontraditional mortgages in 2004, 2005 or 2006 and, as a result, our estimated share of the single-family mortgage market decreased substantially during this period.

Additionally, we may not be able to execute successfully any new or enhanced strategies that we adopt to address changing conditions. In addition, our strategies, even if fully implemented, may not increase our share of the secondary mortgage market, our revenues or our earnings due to factors beyond our control.

Legislation that would change the regulation of our business could, if enacted, reduce our competitiveness and adversely affect our liquidity, results of operations and financial condition.

The U.S. Congress continues to consider legislation that, if enacted, could materially restrict our operations and adversely affect our business and our earnings. On May 22, 2007, the House of Representatives approved a bill, H.R. 1427, that would establish a new, independent regulator for us and the other GSEs, with broad authority over both safety and soundness and mission. The bill, if enacted into law, would affect us in significant ways, including:

•	authorizing the regulator to establish standards by which it may limit the composition and growth of our mortgage investment portfolio;

•	authorizing the regulator to increase the level of our required capital for safety and soundness;

•	authorizing the regulator to review new and existing products and activities for safety and soundness and mission compliance, and requiring prior regulatory approval for all new products;

•	restructuring the housing goals and changing the method for enforcing compliance;

•	authorizing, and in some instances requiring, the appointment of a receiver if we become critically undercapitalized; and

•	requiring us and Freddie Mac to contribute a percentage of our book of business—the sponsor of the bill has estimated a total contribution by us and Freddie Mac combined of $500 million to $600 million per year—to a fund to support affordable housing.

More recently, on July 31, 2007, the House Committee on Financial Services approved a bill to create an affordable housing trust fund (H.R. 2895). This bill creates an annually funded “Trust Fund” that does not seek to impose any new obligations on us that do not already exist under H.R. 1427, but is dependent upon passage of H.R. 1427 for funding.

As of the date of this filing, the only GSE reform bill that has been introduced in the Senate is S. 1100. This bill is substantially similar to a bill that was approved by the Senate Committee on Banking, Housing, and Urban Affairs in July 2005, and differs from H.R. 1427 in a number of respects. It is expected that a version of GSE reform legislation more similar to H.R. 1427 could be introduced in the Senate, but the timing is uncertain. Further, we cannot predict the content of any Senate bill that may be introduced or its prospects for Committee approval or passage by the full Senate.

Enactment of GSE legislation similar to these bills could significantly increase the costs of our compliance with regulatory requirements and limit our ability to compete effectively in the market, resulting in a material adverse effect on our business and earnings, our ability to fulfill our mission, and our ability to recruit and retain qualified officers and directors. We cannot predict the prospects for the enactment, timing or content of any congressional legislation, or the impact that any enacted legislation could have on our financial condition or results of operations.

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

The lack of current financial and operating information about the company, along with the restatement of our consolidated financial statements and related events, have had, and likely will continue to have, a material adverse effect on our business and reputation, including increased regulatory requirements and legislative and regulatory scrutiny.

We are subject to risks associated with our announcement in December 2004 that we would restate our previously filed consolidated financial statements. The 2004 Form 10-K that we filed in December 2006, which included restated consolidated financial statements for the years ended December 31, 2003 and 2002 and the six months ended June 30, 2004, was the first periodic report we filed with the SEC since August 2004. Since that time, we have filed our 2005 Form 10-K and this 2006 Form 10-K. Our need to restate our historical financial statements, the delay in producing both restated and more current consolidated financial statements and related problems have had, and in the future may continue to have, an adverse effect on our business and reputation. In addition, we believe that the negative publicity to which we have been subject as a result of our restatement of prior period financial statements and related problems has further contributed to declines in the price of our common stock, an increase in the regulatory requirements to which we are subject, and in legislative and regulatory scrutiny of our business, and could increase our cost of funds and affect our customer relationships.

We are subject to pending civil litigation that, if decided against us, could require us to pay substantial judgments, settlements or other penalties.

A number of lawsuits have been filed against us and certain of our current and former officers and directors relating to our accounting restatement. These suits are currently pending in the U.S. District Court for the District of Columbia and fall within three primary categories: a consolidated shareholder class action lawsuit and two related individual securities actions filed by institutional investors; a consolidated shareholder derivative lawsuit; and a consolidated Employee Retirement Income Security Act of 1974 (“ERISA”)-based class action lawsuit. The consolidated shareholder derivative action was dismissed on May 31, 2007, but the plaintiffs have initiated an appeal with the U.S. Court of Appeals for the District of Columbia, and, in addition, two new derivative actions have been filed. We may be required to pay substantial judgments, settlements or other penalties and incur significant expenses in connection with the consolidated shareholder class action and consolidated ERISA-based class action, which could have a material adverse effect on our business, our results of operations and our cash flows. In addition, our current and former directors, officers and employees may be entitled to reimbursement for the costs and expenses of these lawsuits pursuant to our indemnification obligations with those persons. We are also a party to several other lawsuits that, if decided against us, could require us to pay substantial judgments, settlements or other penalties. These include a proposed class action lawsuit alleging violations of federal and state antitrust laws and state consumer protection laws in connection with the setting of our guaranty fees and a proposed class action lawsuit alleging that we violated purported fiduciary duties with respect to certain escrow accounts for FHA-insured multifamily mortgage loans. We are unable at this time to estimate our potential liability in these matters. We expect all of these lawsuits to be time-consuming, and they may divert management’s attention and resources from our ordinary business operations. More information regarding these lawsuits is included in “Item 3—Legal Proceedings” and “Notes to Consolidated Financial Statements—Note 20, Commitments and Contingencies.”

The occurrence of a major natural or other disaster in the U.S. could increase our delinquency rates and credit losses or disrupt our business operations and lead to financial losses.

The occurrence of a major natural disaster, terrorist attack or health epidemic in the U.S. could increase our delinquency rates and credit losses in the affected region or regions, which could have a material adverse effect on our financial condition and results of operations. For example, we experienced an increase in our delinquency rates and credit losses as a result of Hurricane Katrina. In addition, as of December 31, 2006, approximately 16% of the gross unpaid principal balance of the conventional single-family loans we held or securitized in Fannie Mae MBS and approximately 26% of the gross unpaid principal balance of the multifamily loans we held or securitized in Fannie Mae MBS were concentrated in California. Due to this geographic concentration in California, a major earthquake or other disaster in that state could lead to significant increases in delinquency rates and credit losses.

The contingency plans and facilities that we have in place may be insufficient to prevent a disruption in the infrastructure that supports our business and the communities in which we are located from having an adverse effect on our ability to conduct business. Potential disruptions may include those involving electrical, communications, transportation and other services we use or that are provided to us. Substantially all of our senior management and investment personnel work out of our offices in the Washington, DC metropolitan area. If a disruption occurs and our senior management or other employees are unable to occupy our offices, communicate with other personnel or travel to other locations, our ability to service and interact with each other and with our customers may suffer, and we may not be successful in implementing contingency plans that depend on communication or travel.

RISKS RELATING TO OUR INDUSTRY

A continuing, or broader, decline in U.S. home prices or in activity in the U.S. housing market could negatively impact our earnings and financial condition.

U.S. home prices rose significantly in recent years. This period of extraordinary home price appreciation has ended. By many measures, prices have declined in 2007, and we expect that they will continue to decline for the remainder of this year and in 2008. Declines in home prices are likely to result in increased delinquencies or defaults on the mortgage assets we own or that back our guaranteed Fannie Mae MBS. In addition, home price declines would reduce the fair value of our mortgage assets. Further, a significant portion of mortgage loans made in recent years contain adjustable-rate terms in which the interest rates are likely to increase periodically throughout the term of the loan or after an initial period in which the rates are fixed. Many ARMs are expected to reset during the remainder of 2007 and 2008 and are expected to require increases in monthly payments, which may lead to increased delinquencies or defaults. In addition, the prevalence of loans made based on limited or no credit or income documentation also increases the likelihood of future increases in delinquencies or defaults on mortgage loans. An increase in delinquencies or defaults likely will result in a higher level of credit losses, which in turn will reduce our earnings.

Our business volume is affected by the rate of growth in total U.S. residential mortgage debt outstanding and the size of the U.S. residential mortgage market. Recently, the rate of growth in total U.S. residential mortgage debt outstanding has slowed sharply in response to the reduced activity in the housing market and national declines in home prices. This trend could be exacerbated if recent increases in mortgage delinquencies and defaults continue. A decline in this growth rate reduces the number of mortgage loans available for us to purchase or securitize, which in turn could lead to a reduction in our net interest income and guaranty fee income. In addition, spreads have expanded in all sectors of the mortgage market, including in the fixed-rate agency MBS market, resulting in at least some price deterioration. This, in turn, has affected the liquidity of many lenders, including lenders that primarily offered only prime mortgage loans. If liquidity issues continue, or increase, the amount of U.S. residential mortgage debt outstanding may decrease, perhaps significantly, which would adversely affect our earnings and could adversely affect the liquidity of our Fannie Mae MBS.

Changes in general market and economic conditions in the U.S. and abroad may adversely affect our financial condition and results of operations.

Our financial condition and results of operations may be adversely affected by changes in general market and economic conditions in the U.S. and abroad. These conditions include short-term and long-term interest rates, the value of the U.S. dollar compared with the value of foreign currencies, fluctuations in both the debt and equity capital markets, employment growth and unemployment rates, and the strength of the U.S. national economy and local economies in the U.S. and economies of other countries with investors that hold our debt. These conditions are beyond our control, and may change suddenly and dramatically.

Changes in market and economic conditions could adversely affect us in many ways, including the following:

•	fluctuations in the global debt and equity capital markets, including sudden and unexpected changes in short-term or long-term interest rates, could decrease the fair value of our mortgage assets, derivatives positions and other investments, negatively affect our ability to issue debt at attractive rates, and reduce our net interest income; and

•	an economic downturn or rising unemployment in the U.S. could decrease homeowner demand for mortgage loans and increase the number of homeowners who become delinquent or default on their mortgage loans. An increase in delinquencies or defaults would likely result in a higher level of credit losses, which would reduce our earnings. Also, decreased homeowner demand for mortgage loans could reduce our guaranty fee income, net interest income and the fair value of our mortgage assets. An economic downturn could also increase the risk that our counterparties will default on their obligations to us, resulting in an increase in our liabilities and a reduction in our earnings.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own our principal office, which is located at 3900 Wisconsin Avenue, NW, Washington, DC, as well as additional Washington, DC facilities at 3939 Wisconsin Avenue, NW and 4250 Connecticut Avenue, NW. We also own two office facilities in Herndon, Virginia, as well as two additional facilities located in Reston, Virginia, and Urbana, Maryland. These owned facilities contain a total of approximately 1,460,000 square feet of space. We lease the land underlying the 4250 Connecticut Avenue building pursuant to a ground lease that automatically renews on July 1, 2029 for an additional 49 years unless we elect to terminate the lease by providing notice to the landlord of our decision to terminate at least one year prior to the automatic renewal date. In addition, we lease approximately 407,038 square feet of office space at 4000 Wisconsin Avenue, NW, which is adjacent to our principal office. The present lease term for 4000 Wisconsin Avenue expires in April 2008. We have exercised the second of three 5-year renewal options that were included under the original lease terms and this will extend the lease through April 2013. We have one additional 5-year renewal option remaining under the original lease. We also lease an additional approximately 471,000 square feet of office space at seven locations in Washington, DC, suburban Virginia and Maryland. We maintain approximately 454,000 square feet of office space in leased premises in Pasadena, California; Atlanta, Georgia; Chicago, Illinois; Philadelphia, Pennsylvania; and Dallas, Texas. In addition, we lease offices for 58 Fannie Mae Community Business Centers around the U.S., which work with cities, rural areas and underserved communities.

Item 3.	Legal Proceedings

This item describes the material legal proceedings, examinations and other matters that: (1) were pending as of December 31, 2006; (2) were terminated during the period from January 1, 2006 through the date of filing of this report; or (3) are pending as of the date of filing of this report. Accordingly, if applicable, the description of a matter will include developments that have occurred since December 31, 2006, as well as those that occurred during 2006.

In addition to the matters specifically described in this item, we are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that do not have a material impact on our business.

Litigation claims and proceedings of all types are subject to many factors that generally cannot be predicted accurately. For additional information on these proceedings, see “Notes to Consolidated Financial Statements—Note 20, Commitments and Contingencies.”

RESTATEMENT-RELATED MATTERS

Securities Class Action Lawsuits

In re Fannie Mae Securities Litigation

Beginning on September 23, 2004, 13 separate complaints were filed by holders of our securities against us, as well as certain of our former officers, in three federal district courts. The complaints in these lawsuits purport to have been made on behalf of a class of plaintiffs consisting of purchasers of Fannie Mae securities between April 17, 2001 and September 21, 2004. The complaints alleged that we and certain of our former officers made material misrepresentations and/or omissions of material facts in violation of the federal securities laws. Plaintiffs’ claims were based on findings contained in OFHEO’s September 2004 interim report regarding its findings to that date in its special examination of our accounting policies, practices and controls.

All of the cases were consolidated and/or transferred to the U.S. District Court for the District of Columbia. A consolidated complaint was filed on March 4, 2005 against us and former officers Franklin D. Raines, J. Timothy Howard, and Leanne Spencer. The court entered an order naming the Ohio Public Employees Retirement System and State Teachers Retirement System of Ohio as lead plaintiffs. The consolidated complaint generally made the same allegations as the individually-filed complaints. More specifically, the consolidated complaint alleged that the defendants made materially false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5 promulgated thereunder, largely with respect to accounting statements that were inconsistent with the GAAP requirements relating to hedge accounting and the amortization of premiums and discounts. Plaintiffs contend that the alleged fraud resulted in artificially inflated prices for our common stock. Plaintiffs seek unspecified compensatory damages, attorneys’ fees, and other fees and costs. Discovery commenced in this action following the denial of the motions to dismiss filed by us and the former officer defendants on February 10, 2006.

On April 17, 2006, the plaintiffs in the consolidated class action filed an amended consolidated complaint that added purchasers of publicly traded call options and sellers of publicly traded put options to the putative class and sought to extend the end of the putative class period from September 21, 2004 to September 27, 2005. On August 14, 2006, the plaintiffs filed a second amended complaint adding KPMG LLP and Goldman, Sachs & Co. as additional defendants and adding allegations based on the May 2006 report issued by OFHEO and the February 2006 report issued by Paul, Weiss, Rifkind, Wharton & Garrison LLP. Our answer to the second amended complaint was filed on January 16, 2007. Plaintiffs filed a motion for class certification on May 17, 2006, and a hearing on that motion was held on June 21, 2007.

On April 16, 2007, KPMG filed cross-claims against us in this action for breach of contract, fraudulent misrepresentation, fraudulent inducement, negligent misrepresentation, and contribution. KPMG is seeking unspecified compensatory, consequential, restitutionary, rescissory, and punitive damages, including purported damages related to injury to KPMG’s reputation, legal costs, exposure to legal liability, costs and expenses of responding to investigations related to our accounting, and lost fees. KPMG is also seeking attorneys’ fees, costs, and expenses. Fannie Mae filed a motion to dismiss certain of KPMG’s cross-claims. That motion was denied on June 27, 2007. We have separately filed a case against KPMG, which is discussed below under “Other Legal Proceedings—KPMG Litigation.”

In addition, two individual securities cases have been filed by institutional investor shareholders in the U.S. District Court for the District of Columbia. The first case was filed on January 17, 2006 by Evergreen Equity Trust, Evergreen Select Equity Trust, Evergreen Variable Annuity Trust, and Evergreen International Trust against us and the following current and former officers and directors: Franklin D. Raines, J. Timothy Howard, Leanne Spencer, Thomas P. Gerrity, Anne M. Mulcahy, Frederick V. Malek, Taylor Segue, III, William Harvey, Joe K. Pickett, Victor Ashe, Stephen B. Ashley, Molly Bordonaro, Kenneth M. Duberstein, Jamie Gorelick, Manuel Justiz, Ann McLaughlin Korologos, Donald B. Marron, Daniel H. Mudd, H. Patrick Swygert, and Leslie Rahl.

The second individual securities case was filed on January 25, 2006 by 25 affiliates of Franklin Templeton Investments against us, KPMG LLP, and the following current and former officers and directors: Franklin D. Raines, J. Timothy Howard, Leanne Spencer, Thomas P. Gerrity, Anne M. Mulcahy, Frederick V Malek, Taylor Segue, III, William Harvey, Joe K. Pickett, Victor Ashe, Stephen B. Ashley, Molly Bordonaro, Kenneth M. Duberstein, Jamie Gorelick, Manuel Justiz, Ann McLaughlin Korologos, Donald B. Marron, Daniel H. Mudd, H. Patrick Swygert, and Leslie Rahl. On April 27, 2007, KPMG also filed cross-claims against us in this action that are essentially identical to those it alleges in the consolidated class action case.

The two related individual securities actions assert various federal and state securities law and common law claims against us and certain of our current and former officers and directors based upon essentially the same alleged conduct as that at issue in the consolidated shareholder class action, and also assert insider trading claims against certain former officers. Both cases seek unspecified compensatory and punitive damages, attorneys’ fees, and other fees and costs. In addition, the Evergreen plaintiffs seek an award of treble damages under state law.

On May 12, 2006, the individual securities plaintiffs voluntarily dismissed defendants Victor Ashe and Molly Bordonaro from both cases. On June 29, 2006 and then again on August 14 and 15, 2006, the individual securities plaintiffs filed first amended complaints and then second amended complaints adding additional allegations regarding improper accounting practices. The second amended complaints each added Radian Guaranty Inc. as a defendant. The court has consolidated these cases as part of the consolidated shareholder class action for pretrial purposes and possibly through final judgment. On July 31, 2007, the court dismissed all of the individual securities plaintiffs’ claims against Thomas P. Gerrity, Anne M. Mulcahy, Frederick V. Malek, Taylor Segue, III, William Harvey, Joe K. Pickett, Victor Ashe, Stephen B. Ashley, Molly Bordonaro, Kenneth M. Duberstein, Jamie Gorelick, Manuel Justiz, Ann McLaughlin Korologos, Donald B. Marron, Daniel H. Mudd, H. Patrick Swygert, Leslie Rahl, and Radian Guaranty Inc. In addition, the court dismissed the individual securities plaintiffs’ state law claims and certain of their federal securities law claims against us, Franklin D. Raines, J. Timothy Howard, and Leanne Spencer. It also limited the individual securities plaintiffs’ insider trading claims against Franklin D. Raines, J. Timothy Howard and Leanne Spencer.

Shareholder Derivative Lawsuits

In re Fannie Mae Shareholder Derivative Litigation

Beginning on September 28, 2004, ten plaintiffs filed twelve shareholder derivative actions (i.e., lawsuits filed by shareholder plaintiffs on our behalf) in three different federal district courts and the Superior Court of the District of Columbia on behalf of the company against certain of our current and former officers and directors and against us as a nominal defendant. Plaintiffs contend that the defendants purposefully misapplied GAAP, maintained poor internal controls, issued a false and misleading proxy statement, and falsified documents to cause our financial performance to appear smooth and stable, and that Fannie Mae was harmed as a result. The claims are for breaches of the duty of care, breach of fiduciary duty, waste, insider trading, fraud, gross mismanagement, violations of the Sarbanes-Oxley Act of 2002, and unjust enrichment. Plaintiffs seek unspecified compensatory damages, punitive damages, attorneys’ fees, and other fees and costs, as well as injunctive relief related to the adoption by us of certain proposed corporate governance policies and internal controls.

All of these individual actions have been consolidated into the U.S. District Court for the District of Columbia and the court entered an order naming Pirelli Armstrong Tire Corporation Retiree Medical Benefits Trust and Wayne County Employees’ Retirement System as co-lead plaintiffs. A consolidated complaint was filed on September 26, 2005. The consolidated complaint named the following current and former officers and directors as defendants: Franklin D. Raines, J. Timothy Howard, Thomas P. Gerrity, Frederick V. Malek, Joe K. Pickett, Anne M. Mulcahy, Daniel H. Mudd, Kenneth M. Duberstein, Stephen B. Ashley, Ann McLaughlin Korologos, Donald B. Marron, Leslie Rahl, H. Patrick Swygert, and John K. Wulff.

The plaintiffs filed an amended complaint on September 1, 2006. Among other things, the amended complaint added The Goldman Sachs Group, Inc., Goldman, Sachs & Co., Inc., Lehman Brothers, Inc., and Radian

Insurance Inc. as defendants, added allegations concerning the nature of certain transactions between these entities and Fannie Mae, added additional allegations from OFHEO’s May 2006 report on its special examination and the Paul Weiss report, and added other additional details. The plaintiffs have since voluntarily dismissed those newly added third-party defendants. We filed motions to dismiss the first amended complaint and on May 31, 2007, the court issued a Memorandum Opinion and Order dismissing plaintiffs’ derivative lawsuit for failing to make a demand on the Board of Directors or to plead specific facts demonstrating that such a demand was excused based upon futility. On June 27, 2007, plaintiffs filed a Notice of Appeal with the U.S. Court of Appeals for the District of Columbia.

On June 29, 2007, one of the original plaintiffs (James Kellmer) in the derivative action filed a new derivative action in the U.S. District Court for the District of Columbia. Mr. Kellmer had originally filed a shareholder derivative action on January 10, 2005, which was later consolidated into the main derivative case. Mr. Kellmer’s new complaint alleges that he made a demand on the Board of Directors on September 24, 2004, and that his action should now be allowed to proceed independently. In addition to naming all of the defendants who were named in the amended consolidated complaint, Mr. Kellmer names the following new defendants: James Johnson, Lawrence Small, Jamie Gorelick, Victor Ashe, Molly Bordonaro, William Harvey, Taylor Segue, III, Manuel Justiz, Vincent Mai, Roger Birk, Stephen Friedman, Garry Mauro, Maynard Jackson, Esteban Torres, KPMG LLP and The Goldman Sachs Group, Inc.

The factual allegations in Mr. Kellmer’s new complaint are largely duplicative of those in the amended consolidated complaint and it alleges causes of action against the current and former officers and directors based on theories of breach of fiduciary duty, indemnification, negligence, violations of the Sarbanes-Oxley Act of 2002 and unjust enrichment. The complaint seeks unspecified money damages, including legal fees and expenses, disgorgement and punitive damages, as well as injunctive relief.

In addition, another derivative action based on Mr. Kellmer’s alleged September 24, 2004 demand was filed on July 6, 2007 by Arthur Middleton in the United States District Court for the District of Columbia. This complaint names the following current and former officers and directors as defendants: Franklin D. Raines, J. Timothy Howard, Daniel H. Mudd, Kenneth M. Duberstein, Stephen B. Ashley, Thomas P. Gerrity, Ann Korologos, Frederic V. Malek, Donald B. Marron, Joe K. Pickett, Leslie Rahl, H. Patrick Swygert, Anne M. Mulcahy, John K. Wulff, The Goldman Sachs Group, Inc., and Goldman, Sachs & Co. The allegations in this new complaint are essentially identical to the allegations in the amended consolidated complaint referenced above, and this plaintiff seeks the identical relief.

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

On October 15, 2004, David Gwyer filed a class action complaint in the U.S. District Court for the District of Columbia. Two additional class action complaints were filed by other plaintiffs on May 6, 2005 and May 10, 2005. These cases were consolidated on May 24, 2005 in the U.S. District Court for the District of Columbia. A consolidated complaint was filed on June 15, 2005. The plaintiffs in the consolidated ERISA-based lawsuit purport to represent a class of participants in our ESOP between January 1, 2001 and the present. Their claims are based on alleged breaches of fiduciary duty relating to accounting matters discussed in our SEC filings and in OFHEO’s interim report. Plaintiffs seek unspecified damages, attorneys’ fees, and other fees and costs, and other injunctive and equitable relief. We and the other defendants filed motions to dismiss the consolidated complaint. These motions were denied on May 8, 2007.

We believe we have defenses to the claims in all of these restatement-related lawsuits and intend to defend these lawsuits vigorously.

Department of Labor ESOP Investigation

In November 2003, the Department of Labor commenced a review of our ESOP and Retirement Savings Plan. The Department of Labor has concluded its investigation of our Retirement Savings Plan, but continues to review the ESOP. We continue to cooperate fully in this investigation.

RESTATEMENT-RELATED INVESTIGATIONS BY THE U.S. ATTORNEY’S OFFICE, OFHEO AND THE SEC

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

OFHEO Special Examination and Settlement

In July 2003, OFHEO notified us that it intended to conduct a special examination of our accounting policies and internal controls, as well as other areas of inquiry. OFHEO began its special examination in November 2003 and delivered an interim report of its findings in September 2004. On May 23, 2006, OFHEO released the final report on its special examination. OFHEO’s final report concluded that, during the period covered by the report (1998 to mid-2004), a large number of our accounting policies and practices did not comply with GAAP and we had serious problems in our internal controls, financial reporting and corporate governance. The final OFHEO report is available on our Web site (www.fanniemae.com) and on OFHEO’s Web site (www.ofheo.gov).

Concurrent with OFHEO’s release of its final report, we entered into comprehensive settlements that resolved open matters with the OFHEO special examination, as well as with the SEC’s related investigation (described below). As part of the OFHEO settlement, we agreed to OFHEO’s issuance of a consent order. In entering into this settlement, we neither admitted nor denied any wrongdoing or any asserted or implied finding or other basis for the consent order. We also agreed to pay a $400 million civil penalty, with $50 million payable to the U.S. Treasury and $350 million payable to the SEC for distribution to certain shareholders pursuant to the Fair Funds for Investors provision of the Sarbanes-Oxley Act of 2002. We have paid this civil penalty in full. For a description of the OFHEO consent order, see “Item 1—Business—Our Charter and Regulation of Our Activities—OFHEO Regulation—OFHEO Consent Order.”

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

On May 23, 2006, without admitting or denying the SEC’s allegations, we consented to the entry of a final judgment requiring us to pay the civil penalty described above and permanently restraining and enjoining us from future violations of the anti-fraud, books and records, internal controls and reporting provisions of the federal securities laws. The settlement resolved all claims asserted against us in the SEC’s civil proceeding. Our consent to the final judgment was filed as an exhibit to the Form 8-K that we filed with the SEC on

May 30, 2006. The final judgment was entered by the U.S. District Court of the District of Columbia on August 9, 2006.

OTHER LEGAL PROCEEDINGS

Former CEO Arbitration

On September 19, 2005, Franklin D. Raines, our former Chairman and Chief Executive Officer, initiated arbitration proceedings against Fannie Mae before the American Arbitration Association. On April 10, 2006, the parties convened an evidentiary hearing before the arbitrator. The principal issue before the arbitrator was whether we were permitted to waive a requirement contained in Mr. Raines’s employment agreement that he provide six months notice prior to retiring. On April 24, 2006, the arbitrator issued a decision finding that we could not unilaterally waive the notice period, and that the effective date of Mr. Raines’s retirement was June 22, 2005, rather than December 21, 2004 (his final day of active employment). Under the arbitrator’s decision, Mr. Raines’s election to receive an accelerated, lump-sum payment of a portion of his deferred compensation must now be honored. Moreover, we must pay Mr. Raines any salary and other compensation to which he would have been entitled had he remained employed through June 22, 2005, less any pension benefits that Mr. Raines received during that period. On November 7, 2006, the parties entered into a consent award, which partially resolved the issue of amounts due Mr. Raines. In accordance with the consent award, we paid Mr. Raines $2.6 million on November 17, 2006. By agreement, final resolution of the unresolved issues was deferred until after our accounting restatement results were announced. On June 26, 2007, counsel for Mr. Raines notified the arbitrator that the parties have been unable to resolve the following issues: Mr. Raines’s entitlement to additional shares of common stock under our performance share plan for the three-year performance share cycle that ended in 2003; Mr. Raines’s entitlement to shares of common stock under our performance share plan for the three-year performance share cycles that ended in each of 2004, 2005 and 2006; and Mr. Raines’s entitlement to additional compensation of approximately $140,000.

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

We and Freddie Mac filed a motion to dismiss on October 11, 2005. The motion to dismiss has been fully briefed and remains pending. On June 12, 2007, we and Freddie Mac filed a supplemental memorandum in support of the October 11, 2005 motion to dismiss.

We believe we have defenses to the claims in these lawsuits and intend to defend these lawsuits vigorously.

Escrow Litigation

Casa Orlando Apartments, Ltd., et al. v. Federal National Mortgage Association (formerly known as Medlock Southwest Management Corp., et al. v. Federal National Mortgage Association)

A complaint was filed against us in the U.S. District Court for the Eastern District of Texas (Texarkana Division) on June 2, 2004, in which plaintiffs purport to represent a class of multifamily borrowers whose mortgages are insured under Sections 221(d)(3), 236 and other sections of the National Housing Act and are held or serviced by us. The complaint identified as a class low- and moderate-income apartment building developers who maintained uninvested escrow accounts with us or our servicer. Plaintiffs Casa Orlando Apartments, Ltd., Jasper Housing Development Company, and the Porkolab Family Trust No. 1 allege that we violated fiduciary obligations that they contend we owe to borrowers with respect to certain escrow accounts and that we were unjustly enriched. In particular, plaintiffs contend that, starting in 1969, we misused these escrow funds and are therefore liable for any economic benefit we received from the use of these funds. Plaintiffs seek a return of any profits, with accrued interest, earned by us related to the escrow accounts at issue, as well as attorneys’ fees and costs.

Our motions to dismiss and motion for summary judgment were denied on March 10, 2005. We filed a partial motion for reconsideration of our motion for summary judgment, which was denied on February 24, 2006.

Plaintiffs have filed an amended complaint and a motion for class certification, which was fully briefed and remains pending.

We believe we have defenses to the claims in this lawsuit and intend to defend this lawsuit vigorously.

KPMG Litigation

Fannie Mae v. KPMG LLP

On December 12, 2006, we filed suit against KPMG LLP, our former outside auditor, in the Superior Court of the District of Columbia. The complaint alleges state law negligence and breach of contract claims related to certain audit and other services provided by KPMG. We are seeking compensatory damages in excess of $2 billion to recover costs related to our restatement and other damages. On December 12, 2006, KPMG removed the case to the U.S. District Court for the District of Columbia. KPMG filed a motion to dismiss our complaint, which was denied on June 13, 2007. On June 13, 2007, the court granted KPMG’s motion to consolidate this action with In re Fannie Mae Securities Litigation for pretrial purposes.

See “Restatement-Related Matters—Securities Class Action Lawsuits—In re Fannie Mae Securities Litigation,” for a discussion of KPMG’s cross claims against us.

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

Holders

As of June 30, 2007, we had approximately 19,000 registered holders of record of our common stock.

Dividends

The table set forth under “Common Stock Data” above presents the dividends we declared on our common stock from the first quarter of 2005 through and including the fourth quarter of 2006.

In January 2005, our Board of Directors reduced our quarterly common stock dividend rate by 50%, from $0.52 per share to $0.26 per share. We reduced our common stock dividend rate in order to increase our capital surplus, which was a component of our capital restoration plan. See “Item 1—Business—Our Charter and Regulation of Our Activities—OFHEO Regulation—Capital Restoration Plan and OFHEO-Directed Minimum Capital Requirement” for a description of our capital restoration plan. In December 2006, the Board of Directors increased the common stock dividend to $0.40 per share and on May 1, 2007, the Board of Directors again increased the common stock dividend to $0.50 per share. Our Board of Directors will continue to assess dividend payments for each quarter based upon the facts and conditions existing at the time.

Our payment of dividends is subject to certain restrictions, including the submission of prior notification to OFHEO detailing the rationale and process for the proposed dividend and prior approval by the Director of OFHEO of any dividend payment that would cause our capital to fall below specified capital levels. See “Item 1—Business—Our Charter and Regulation of Our Activities—OFHEO Regulation—Capital Adequacy Requirements” for a description of these restrictions. Payment of dividends on our common stock is also subject to the prior payment of dividends on our 11 series of preferred stock, representing an aggregate of 110,175,000 shares outstanding as of June 30, 2007. Quarterly dividends declared on the shares of our preferred stock outstanding totaled $243.6 million for the six months ended June 30, 2007. See “Notes to Consolidated Financial Statements—Note 17, Preferred Stock” for detailed information on our preferred stock dividends.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is provided under “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” which is incorporated herein by reference.

Recent Sales of Unregistered Securities

Information about sales and issuances of our unregistered securities during 2006 was provided in Forms 8-K we filed on May 9, 2006, August 9, 2006, November 8, 2006, and February 27, 2007.

The securities we issue are “exempted securities” under the Securities Act and the Exchange Act to the same extent as obligations of, or guaranteed as to principal and interest by, the U.S. As a result, we do not file registration statements with the SEC with respect to offerings of our securities.

Purchases of Equity Securities by the Issuer

The following table shows shares of our common stock we repurchased from January 2006 through December 2006.

				Maximum Number
			Total Number of	of Shares that
	Total Number	Average	Shares Purchased	May Yet be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
	Purchased(1)	per Share	Announced Program(2)	the Program(3)(4)
	(Shares in thousands)

2006
January	196	$53.23	—	60,596
February	58	58.10	—	60,112
March	61	54.04	—	60,269
April	10	52.60	—	61,267
May	13	50.38	4	61,160
June	13	48.11	4	61,046
July	11	48.55	—	60,983
August	52	49.29	23	60,900
September	19	53.91	7	60,669
October	210	58.32	—	60,526
November	231	59.92	—	60,047
December	26	60.07	9	59,517

Total	900	$56.32	47	59,517

(1)	In addition to shares repurchased as part of the publicly announced programs described in footnote 2 below, these shares consist of: (a) 349,446 shares of common stock reacquired from employees to pay an aggregate of approximately $18.9 million in withholding taxes due upon the vesting of restricted stock; (b) 73,181 shares of common stock reacquired from employees to pay an aggregate of approximately $4.3 million in withholding taxes due upon the exercise of stock options; (c) 418,847 shares of common stock repurchased from employees and members of our Board of Directors to pay an aggregate exercise price of approximately $24.4 million for stock options; and (d) 12,150 shares of common stock repurchased from employees in a limited number of instances relating to employees’ financial hardship.

(2)	Consists of 47,440 shares of common stock repurchased from employees pursuant to our publicly announced employee stock repurchase program. On May 9, 2006, we announced that the Board of Directors had authorized a stock repurchase program (the “Employee Stock Repurchase Program”) under which we may repurchase up to $100 million of our shares of common stock from non-officer employees. On January 21, 2003, we publicly announced that the Board of Directors had approved a stock repurchase program (the “General Repurchase Authority”) under which we could purchase in open market transactions the sum of (a) up to 5% of the shares of common stock outstanding as of December 31, 2002 (49.4 million shares) and (b) additional shares to offset stock issued or expected to be issued under our employee benefit plans. Neither the General Repurchase Authority nor the Employee Stock Repurchase Program has a specified expiration date.

(3)	Consists of the total number of shares that may yet be purchased under the General Repurchase Authority as of the end of the month, including the number of shares that may be repurchased to offset stock that may be issued pursuant to the Stock Compensation Plan of 1993 and the Stock Compensation Plan of 2003. Repurchased shares are first offset against any issuances of stock under our employee benefit plans. To the extent that we repurchase more shares than have been issued under our plans in a given month, the excess number of shares is deducted from the 49.4 million shares approved for repurchase under the General Repurchase Authority. Because of new stock issuances and expected issuances pursuant to new grants under our employee benefit plans, the number of shares that may be purchased under the General Repurchase Authority fluctuates from month to month. No shares were repurchased from August 2004 through December 2006 in the open market pursuant to the General Repurchase Authority. See “Notes to Consolidated Financial Statements—Note 13, Stock-Based Compensation Plans,” for information about shares issued, shares expected to be issued, and shares remaining available for grant under our employee benefit plans. Excludes the remaining number of shares authorized to be repurchased under the Employee Stock Repurchase Program. Assuming a price per share of $59.76, the average of the high and low stock prices of Fannie Mae common stock on December 29, 2006, approximately 1.6 million shares may yet be purchased under the Employee Stock Repurchase Program.

(4)	Amounts presented for 2006 do not reflect the determinations made by our Board of Directors in February 2007 and in June 2007 not to pay out certain shares expected to be issued under our plans. See “Notes to Consolidated Financial Statements—Note 13, Stock-Based Compensation Plans” for a description of these shares.

Item 6.	Selected Financial Data

The selected consolidated financial data presented below is summarized from our results of operations for the five-year period ended December 31, 2006, as well as selected consolidated balance sheet data as of December 31, 2006, 2005, 2004, 2003, and 2002. The data presented below should be read in conjunction with the audited consolidated financial statements and related notes and with “Item 7—MD&A” included in this Annual Report on Form 10-K.

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in millions, except per share amounts)

Income Statement Data:
Net interest income	$6,752	$11,505	$18,081	$19,477	$18,426
Guaranty fee income	4,174	3,925	3,715	3,376	2,516
Derivative fair value losses, net	(1,522)	(4,196)	(12,256)	(6,289)	(12,919)
Other income (loss)(1)	(927)	(871)	(923)	(4,315)	(1,735)
Income before extraordinary gains (losses) and cumulative effect of change in accounting principle	4,047	6,294	4,975	7,852	3,914
Extraordinary gains (losses), net of tax effect	12	53	(8)	195	—
Cumulative effect of change in accounting principle, net of tax effect	—	—	—	34	—
Net income	4,059	6,347	4,967	8,081	3,914
Preferred stock dividends and issuance costs at redemption	(511)	(486)	(165)	(150)	(111)
Net income available to common stockholders	3,548	5,861	4,802	7,931	3,803

Per Common Share Data:
Earnings per share before extraordinary gains (losses) and cumulative effect of change in accounting principle:
Basic	$3.64	$5.99	$4.96	$7.88	$3.83
Diluted	3.64	5.96	4.94	7.85	3.81
Earnings per share after extraordinary gains (losses) and cumulative effect of change in accounting principle:
Basic	$3.65	$6.04	$4.95	$8.12	$3.83
Diluted	3.65	6.01	4.94	8.08	3.81
Weighted-average common shares outstanding:
Basic	971	970	970	977	992
Diluted	972	998	973	981	998
Cash dividends declared per share	$1.18	$1.04	$2.08	$1.68	$1.32

New Business Acquisition Data:
Fannie Mae MBS issues acquired by third parties(2)	$417,471	$465,632	$462,542	$850,204	$478,260
Mortgage portfolio purchases(3)	185,507	146,640	262,647	572,852	370,641

New business acquisitions	$602,978	$612,272	$725,189	$1,423,056	$848,901

	As of December 31,
	2006	2005	2004	2003	2002
	(Dollars in millions)

Balance Sheet Data:
Investments in securities:
Trading	$11,514	$15,110	$35,287	$43,798	$14,909
Available-for-sale	378,598	390,964	532,095	523,272	520,176
Mortgage loans:
Loans held for sale	4,868	5,064	11,721	13,596	20,192
Loans held for investment, net of allowance	378,687	362,479	389,651	385,465	304,178
Total assets	843,936	834,168	1,020,934	1,022,275	904,739
Short-term debt	165,810	173,186	320,280	343,662	293,538
Long-term debt	601,236	590,824	632,831	617,618	547,755
Total liabilities	802,294	794,745	981,956	990,002	872,840
Preferred stock	9,108	9,108	9,108	4,108	2,678
Total stockholders’ equity	41,506	39,302	38,902	32,268	31,899

Regulatory Capital Data:
Core capital(4)	$41,950	$39,433	$34,514	$26,953	$20,431
Total capital(5)	42,703	40,091	35,196	27,487	20,831

Mortgage Credit Book of Business Data:
Mortgage portfolio(6)	$728,932	$737,889	$917,209	$908,868	$799,779
Fannie Mae MBS held by third parties(7)	1,777,550	1,598,918	1,408,047	1,300,520	1,040,439
Other guarantees(8)	19,747	19,152	14,825	13,168	12,027

Mortgage credit book of business	$2,526,229	$2,355,959	$2,340,081	$2,222,556	$1,852,245

Ratios:	2006		2005		2004		2003		2002

Return on assets ratio(9)*	0.42%		0.63%		0.47%		0.82%		0.44%
Return on equity ratio(10)*	11.3		19.5		16.6		27.6		15.2
Equity to assets ratio(11)*	4.8		4.2		3.5		3.3		3.2
Dividend payout ratio(12)*	32.4		17.2		42.1		20.8		34.5
Average effective guaranty fee rate (in basis points)(13)*	21.8	bp	21.8	bp	21.4	bp	21.6	bp	19.3	bp
Credit loss ratio (in basis points)(14)*	2.7	bp	1.9	bp	1.0	bp	0.9	bp	0.8	bp
Earnings to combined fixed charges and preferred stock dividends and issuance costs at redemption ratio(15)	1.12:1		1.23:1		1.22:1		1.36:1		1.16:1

(1)	Includes losses on certain guaranty contracts, investment losses, net; debt extinguishment gains (losses), net; losses from partnership investments; and fee and other income.

(2)	Unpaid principal balance of MBS issued and guaranteed by us and acquired by third-party investors during the reporting period. Excludes securitizations of mortgage loans held in our portfolio.

(3)	Unpaid principal balance of mortgage loans and mortgage-related securities we purchased for our investment portfolio. Includes advances to lenders and mortgage-related securities acquired through the extinguishment of debt.

(4)	The sum of (a) the stated value of outstanding common stock (common stock less treasury stock); (b) the stated value of outstanding non-cumulative perpetual preferred stock; (c) paid-in-capital; and (d) retained earnings. Core capital excludes accumulated other comprehensive income.

(5)	The sum of (a) core capital and (b) the total allowance for loan losses and reserve for guaranty losses, less (c) the specific loss allowance (that is, the allowance required on individually-impaired loans).

(6)	Unpaid principal balance of mortgage loans and mortgage-related securities held in our portfolio.

(7)	Unpaid principal balance of Fannie Mae MBS held by third-party investors. The principal balance of resecuritized Fannie Mae MBS is included only once.

(8)	Includes additional credit enhancements that we provide not otherwise reflected in the table.

(9)	Net income available to common stockholders divided by average total assets.

(10)	Net income available to common stockholders divided by average outstanding common equity.

(11)	Average stockholders’ equity divided by average total assets.

(12)	Common dividend payments divided by net income available to common stockholders.

(13)	Guaranty fee income as a percentage of average outstanding Fannie Mae MBS and other guaranties.

(14)	Charge-offs, net of recoveries and foreclosed property expense (income), as a percentage of the average mortgage credit book of business.

(15)	“Earnings” includes reported income before extraordinary gains (losses), net of tax effect and cumulative effect of change in accounting principle, net of tax effect plus (a) provision for federal income taxes, minority interest in earnings (losses) of consolidated subsidiaries, losses from partnership investments, capitalized interest and total interest expense. “Combined fixed charges and preferred stock dividends and issuance costs at redemption” includes (a) fixed charges (b) preferred stock dividends and issuance costs on redemptions of preferred stock, defined as pretax earnings required to pay dividends on outstanding preferred stock using our effective income tax rate for the relevant periods. Fixed charges represent total interest expense and capitalized interest.

Note:

*	Average balances for purposes of the ratio calculations are based on beginning and end of year balances.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ORGANIZATION OF MD&A

We intend for our MD&A to provide information that will assist the reader in better understanding our consolidated financial statements. Our MD&A explains the changes in certain key items in our consolidated financial statements from year to year, the primary factors driving those changes, our risk management processes and results, any known trends or uncertainties of which we are aware that we believe may have a material effect on our future performance, as well as how certain accounting principles affect our consolidated financial statements. Our MD&A also provides information about our three complementary business segments in order to explain how the activities of each segment impact our results of operations and financial condition. This discussion should be read in conjunction with our consolidated financial statements as of December 31, 2006 and the notes accompanying those consolidated financial statements. Readers should also review carefully “Item 1—Business—Forward-Looking Statements” and “Item 1A—Risk Factors” for a description of the forward-looking statements in this report and a discussion of the factors that might cause our actual results to differ, perhaps materially, from these forward-looking statements. Please refer to “Glossary of Terms Used in This Report” for an explanation of key terms used throughout this discussion.

Our MD&A is organized as follows:

EXECUTIVE SUMMARY

Our Mission and Business

Fannie Mae is a mission-driven company, owned by private shareholders (NYSE: FNM) and chartered by Congress to support liquidity and stability in the secondary mortgage market. Our business includes three integrated business segments—Single-Family, HCD and Capital Markets—that work together to provide services, products and solutions to our lender customers and a broad range of housing partners. Together, our business segments contribute to our chartered mission objectives, helping to increase the total amount of funds available to finance housing in the U.S. and to make homeownership more available and affordable for low-, moderate- and middle-income Americans. We also work with our customers and partners to increase the availability and affordability of rental housing.

Market and Economic Factors Affecting Our Business

Market Environment: 2001 to Mid-2006

Our business and financial performance are significantly affected by the dynamics of the U.S. residential mortgage market, including the total amount of residential mortgage debt outstanding, the volume and composition of mortgage originations, the level of competition for mortgage assets generally among investors, and the mortgage credit environment.

Between 2001 and mid-2006, the housing and mortgage markets experienced a sustained period of growth due to a combination of factors, including low mortgage interest rates, positive demographic drivers such as household and immigration growth, and an increase in purchases of homes by investors—all of which fueled extraordinary growth in home prices. As home prices climbed, decreasing affordability led to significant mortgage product innovation and rapid growth in mortgage products other than fully amortizing, fixed-rate, prime mortgage loans, especially between 2004 and mid-2006. Notably, there was rapid growth in interest-only and negative-amortizing loans, as well as adjustable rate mortgages with initial periods of low fixed rates. These types of loans generally required lower initial monthly payments either because the initial interest rates were lower or because they allowed borrowers to defer repayment of principal or interest. At the same time, there was a relaxation of credit underwriting standards, as the subprime and Alt-A sectors grew rapidly. The features of these new mortgage products allowed more borrowers to obtain mortgage loans, which contributed to continued growth in the housing market. As these products increased in popularity, the proportion of fully amortizing, fixed-rate mortgage originations, which historically have represented the majority of our mortgage credit book of business, decreased significantly.

Between 2001 and mid-2006, the substantial growth in mortgage originations and residential mortgage debt outstanding led to substantial growth in our mortgage credit book of business. In addition, we experienced historically low levels of credit losses due in part to the significant increase in home prices. As the composition of loan originations shifted from fixed-rate mortgages to a greater share of higher risk, less traditional mortgages, we concluded that the market’s pricing of a significant portion of these loans did not appropriately reflect the underlying, and often layered, credit risks associated with these products. Based on this assessment, we made a strategic decision to forgo the guaranty of a significant proportion of mortgage loans because they did not meet our risk and pricing criteria. As a result of our decision to maintain a disciplined approach to managing our participation in the single-family mortgage market, we ceded significant market share of issuances of single-family mortgage-related securities to our competitors. We believe, however, that this decision has helped us maintain a mortgage credit book of business with strong credit characteristics overall.

Change in Market Environment: Mid-2006 to Present

After five consecutive years of record home sales, however, the housing market slowed sharply in 2006, especially in the second half of the year. Housing starts fell by 13%; home sales fell by almost 10%; purchase originations fell for the first time this decade; and national home price appreciation slowed sharply in the second half of the year, with some regions of the country experiencing declines in home prices. Several factors contributed to this softening of the housing market, including: below-trend job growth; a decrease in the affordability of homes; and a decline in the share of mortgage originations made to investors and purchasers of second homes. In addition, as short-term interest rates climbed significantly during 2006 relative to long-term interest rates, the yield curve flattened, causing a continued narrowing of the spreads between the rates available for ARMs and fixed-rate mortgage loans. This change reduced the utility of ARM products as a means of increasing home price affordability for borrowers. As a result, for the first time in six years, residential mortgage debt outstanding grew at single-digit rates in 2006. During the first quarter of 2007, this growth rate declined to 6%, its lowest level in nearly 10 years.

As interest rates increased, many subprime loans (namely, ARMs with interest rates that were fixed for only two to three years) began to reset in 2006 from their below-market initial rates to higher interest rates, often at levels higher than then current market rates. The substantial increase in monthly mortgage payments resulting from the reset of the interest rates on these loans, along with increasing interest rates in the market generally and on all types of adjustable rate loans in particular, caused default rates to increase, particularly among subprime mortgages. The Mortgage Bankers Association reported in its June 2007 National Delinquency Survey that the serious delinquency rate on subprime loans had increased to 8.45% in the first quarter of 2007, compared with 6.32% in the first quarter of 2006. This increase in foreclosures and depressed home prices contributed to higher levels of unsold inventories during 2006 and into 2007. A number of subprime lenders exited the subprime market, and the federal financial regulatory agencies issued guidance tightening lending standards for nontraditional loans. As a result of these dynamics, the flow of capital for subprime lending has slowed substantially, which has affected the market for mortgage-related securities backed by subprime mortgages.

This combination of narrower spreads between the interest rates available for ARMs and the interest rates available for fixed-rate mortgage loans, increased scrutiny by federal regulators, reduced investor activity in the housing market and the subprime market disruption has led to a sharp decline in the prevalence of ARMs and nontraditional loans, an increase in fixed-rate mortgage originations, and wider spreads across all types of mortgage assets.

Impact of Subprime Market on Our Business

We believe that the limited scale and disciplined nature of our participation in the subprime market has helped to protect the company from a material adverse impact of the recent disruption in that market to date. We estimate that, as of June 30, 2007, subprime mortgage loans or structured Fannie Mae MBS backed by subprime mortgage loans represented approximately 0.2% of our single-family mortgage credit book of business. As of June 30, 2007, we had invested in private-label securities backed by subprime mortgage loans totaling $47.2 billion, which represented approximately 2% of our single-family mortgage credit book of business. Of this $47.2 billion, approximately $46.9 billion was rated AAA or the equivalent by two nationally recognized statistical rating agencies, with an overall weighted average credit enhancement of 32% and a minimum credit enhancement of 13%. As of the close of business on August 15, 2007, the day before this filing, none of our $47.2 billion of subprime-backed securities had been the subject of a credit ratings downgrade, and none had been placed on negative watch by the ratings agencies.

While we have not suffered significant losses from our investments in subprime mortgage-related securities as of the date of this filing the subprime market disruption has contributed to the overall decline in home prices and to the increased inventory of unsold properties. We expect the overall erosion of property values and excess inventories to slow the sale and reduce the sales price of our foreclosed properties. As a result, we expect higher loss severities on our foreclosed properties in 2007.

Summary of Our Financial Results

Consolidated Results

Net income and diluted earnings per share totaled $4.1 billion and $3.65, respectively, in 2006, compared with $6.3 billion and $6.01 in 2005, and $5.0 billion and $4.94 in 2004. The primary drivers of the decrease in net income in 2006 were substantially lower net interest income, higher administrative expenses, and higher credit-related expenses. The negative impact of these items was partially offset by a decrease in derivative fair value losses, lower investment losses, higher guaranty income and a decrease in our tax provision. Below are additional comparative highlights of our performance.

2006 versus 2005	2005 versus 2004
•   New business acquisitions decreased 2% from 2005
•   7% growth in our mortgage credit book of business
•   41% decrease in net interest income to $6.8 billion
•   46 basis points decrease in net interest yield to 0.85%
•   6% increase in guaranty fee income to $4.2 billion
•   Derivative fair value losses of $1.5 billion, compared with derivative fair value losses of $4.2 billion in 2005
•   $961 million, or 45%, increase in administrative expenses to $3.1 billion
•   83% increase in credit-related expenses to $783 million
•   $2.2 billion increase in stockholders’ equity to $41.5 billion
•   $702 million increase in the non-GAAP estimated fair value of our net assets (net of tax effect) to $42.9 billion
• New business acquisitions decreased 16% from 2004
•   1% growth in our mortgage credit book of business
•   36% decrease in net interest income to $11.5 billion
•   55 basis points decrease in net interest yield to 1.31%
•   6% increase in guaranty fee income to $3.9 billion
•   Derivative fair value losses of $4.2 billion, compared with derivative fair value losses of $12.3 billion in 2004
•   $459 million, or 28%, increase in administrative expenses to $2.1 billion
•   18% increase in credit-related expenses to $428 million
•   $0.4 billion increase in stockholders’ equity to $39.3 billion
• $2.1 billion increase in the non-GAAP estimated fair value of our net assets (net of tax effect) to $42.2 billion

Both our GAAP net income and the fair value of net assets are affected by our business activities, as well as changes in market conditions, including changes in the relative spread between our mortgage assets and debt, changes in interest rates and changes in implied interest rate volatility. A detailed discussion of the impact of these market variables on our financial performance and other key drivers of year-over-year changes can be found in “Consolidated Results of Operations” and “Supplemental Non-GAAP Information-Fair Value Balance Sheet.”

Because our assets and liabilities consist predominately of financial instruments that are recorded in a variety of ways in our consolidated financial statements, we expect our earnings to vary, perhaps substantially, from period to period and also result in volatility in our stockholders’ equity and regulatory capital. Specifically, under GAAP we measure and record some financial instruments at fair value, while other financial instruments are recorded at historical cost. We discuss the manner in which we recognize various financial instruments in our financial statements in “Critical Accounting Policies—Fair Value of Financial Instruments.”

One of the major drivers of volatility in our financial performance measures, including GAAP net income, is the accounting treatment for derivatives used to manage interest rate risk in our mortgage portfolio. When we purchase mortgage assets, we use a combination of debt and derivatives to fund those assets and manage the inherent interest rate risk in our mortgage investments. Our net income reflects changes in the fair value of the derivatives we use to manage interest rate risk; however, it does not reflect offsetting changes in the fair value of the majority of our mortgage investments or in any of our debt obligations.

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

Outlook

Industry trends that we believe will have a continued effect on our financial results during 2007 include the decline in the growth of mortgage debt outstanding, the decline in home prices, increasing mortgage interest rates and the disruption in the mortgage market. These factors have led to an increase in the inventory of unsold homes, which has contributed to slower home sales and reduced sale prices following a borrower default on a mortgage loan. As a result of these same factors, however, we expect the growth in our book of business to exceed growth of U.S. residential mortgage debt outstanding as borrowers refinance into the longer term fixed-rate mortgage loans that have always represented the substantial majority of our mortgage credit book of business.

•	As a result of the decrease in the volume of our interest-earning assets and further increases in the cost of our debt, we expect to experience a continued decline in our net interest income in 2007 at a rate somewhat below the rate of decline in 2006.

•	We anticipate that the losses we incur at inception of guaranty contracts will more than double in 2007 compared to 2006 as a result of the decline in home prices.

•	We anticipate a significant increase in our credit losses and credit-related expenses beginning in 2007 compared to the low, and often historically low, level of credit losses and credit-related expenses that we have experienced during the past few years. We expect that our credit loss ratio in 2007 will increase to what we believe represents our more normal historical range of 4 to 6 basis points, although this ratio may move outside that range depending on market factors and the risk profile of our mortgage credit book of business. Market factors that we believe will have a significant effect on our credit losses and credit-related expenses primarily include lack of job stability or growth, declines in home prices and increases in interest rates.

Based on historical housing market data, we believe that a downturn in the housing market is part of the normal industry cycle. We believe that underlying demographic factors, such as household formation rates, the portion of the population within the age ranges conducive to purchasing homes, and the increase in homeownership rates as a result of the high level of immigration during the past 25 years, will support continued long-term demand for new capital to finance the substantial and sustained housing finance needs of American homebuyers.

Business Segment Results

Single-Family Results

Our Single-Family business generated net income of $2.0 billion, $2.6 billion and $2.4 billion in 2006, 2005 and 2004, respectively. Guaranty fee income for our single-family business totaled $4.8 billion in 2006 and $4.5 billion in 2005, reflecting an increase in our total single-family mortgage credit book of business from $2.2 trillion in 2005 to $2.4 trillion in 2006, and an increase in the average effective guaranty fee rate on the book. The average effective guaranty fee rate is calculated as guaranty fee income as a percentage of the average single-family mortgage credit book of business and excludes losses on certain guaranty contracts.

Our total issuance of single-family Fannie Mae MBS declined by approximately 5% to $476.1 billion in 2006 compared with $500.7 billion in 2005. This decline was consistent with the decline in mortgage-related securities issued by all market participants in 2006. Our total issuance of single-family Fannie Mae MBS for the quarter and six months ended June 30, 2007 increased by approximately 26% and 22%, respectively, to an estimated $148.5 billion and $280.2 billion, compared with $117.7 billion and $229.9 billion for the quarter and six months ended June 30, 2006.

We estimate that our market share of single-family mortgage-related securities issuance increased in each quarter of 2006, reaching 24.7% in the fourth quarter. This trend continued into 2007 as we recorded estimated market shares of 25.0% and 28.3% in the first and second quarters, respectively. These estimates, which are based on publicly available data, exclude previously securitized mortgages and do not reflect purchases of single-family mortgage whole loans. We remained the largest issuer of mortgage-related securities in 2006 and the first two quarters of 2007. This contributed to our strong position in the overall market for outstanding mortgage-related securities, which benefited the liquidity and pricing of our MBS relative to securities issued by other market participants.

We believe that our approach to the management of credit risk during the past several years has contributed to our maintenance of a credit book with strong credit characteristics overall, as measured by loan-to-value ratios, credit scores and other loan characteristics that reflect the effectiveness of our credit risk management strategy. At the end of 2006, we estimate that we held or guaranteed approximately 22% of U.S. single-family mortgage debt outstanding. We anticipate that the nature of our credit book, along with our risk management strategies, will tend to reduce the impact on us of the current disruption in the mortgage market. A detailed discussion of our credit risk management strategies and results can be found in “Risk Management—Credit Risk Management.”

A detailed discussion of the operations, results and factors impacting our Single-Family business can be found in “Business Segment Results—Single-Family Business.”

HCD Results

Our HCD business generated net income of $338 million, $503 million and $425 million in 2006, 2005 and 2004, respectively.

Our total issuance of multifamily Fannie Mae MBS declined by approximately 40% to $5.6 billion in 2006 compared with $9.4 billion in 2005 due, in part, to a decision to move more of our volume to portfolio purchases. Our total multifamily mortgage credit book of business increased to an estimated $141.5 billion as of December 31, 2006 compared with $131.7 billion as of December 31, 2005. For the six months ended June 30, 2007, our total issuance of multifamily Fannie Mae MBS totaled $2.1 billion and our total multifamily mortgage credit book of business increased to an estimated $158.8 billion as of June 30, 2007. At the end of 2006, we estimate that we held or guaranteed approximately 17% of U.S. multifamily mortgage debt outstanding.

Our tax-advantaged investments, primarily our LIHTC partnerships, continued to contribute significantly to net income by lowering our effective corporate tax rate. LIHTC investments totaled $8.8 billion in 2006 compared with $7.7 billion in 2005. The tax benefit associated with our LIHTC investments was the primary reason our 2006 effective corporate tax-rate was reduced from the federal statutory rate of 35% to approximately 4%.

A detailed discussion of the operations, results and factors impacting our HCD business can be found in “Business Segment Results—HCD Business.”

Capital Markets Results

Our Capital Markets group generated net income of $1.7 billion, $3.2 billion and $2.1 billion in 2006, 2005 and 2004, respectively.

Our gross mortgage portfolio balance as of December 31, 2006 was essentially unchanged from the balance as of December 31, 2005, decreasing by less than 1% to $724.4 billion. Net interest income decreased substantially in 2006 due to a lower average portfolio balance and a decline in the spread between the average yield on these assets and our borrowing costs. This decline was offset by a 92%, or $1.2 billion, decline in interest expense accruals on interest rate swaps, which we consider an important component of our cost of funding. Our gross mortgage portfolio balance decreased to $722.5 billion as of June 30, 2007, consisting of Fannie Mae MBS, loans, non-Fannie Mae agency securities, and non-Fannie Mae non-agency securities totaling $274.5 billion, $293.0 billion, $32.2 billion, and $122.8 billion, respectively. Our gross mortgage portfolio balance is calculated as the unpaid principal balances of our mortgage loans, and does not reflect, for example, market valuation adjustments, allowance for loan losses, impairments, unamortized premiums and discounts and the amortization of discounts, premiums, and issuance costs.

The effective management of interest rate risk is fundamental to the overall management of our Capital Markets group. We employ an integrated interest rate risk management strategy that includes asset selection and structuring of our liabilities to match and offset the interest rate characteristics of our balance sheet assets and liabilities as much as possible. We believe one measure of the general effectiveness of our interest rate risk management is the estimated impact on our financial condition of changes in the level and slope of the yield curve. We discuss our interest rate risk management in “Risk Management—Interest Rate Risk and Other Market Risks.”

A detailed discussion of the operations, results and factors impacting our Capital Markets group can be found in “Business Segment Results—Capital Markets Group.”

Key 2006 Priorities

We evaluated our performance in 2006 based not only on our financial results, but also in terms of key non-financial priorities for the year. We entered 2006 focused on building a fundamentally stronger and more sound company while managing our businesses effectively in an extremely challenging competitive environment. We gained further clarity on areas of deficiency or weakness in our company in two reports issued during the course of 2006. In February 2006, the law firm of Paul, Weiss, Rifkind, Wharton & Garrison LLP issued a report which was the result of an extensive, independent investigation commissioned by our Board of Directors that reviewed matters related to our accounting, governance, structure and internal controls. In May 2006, OFHEO released the final report of its special examination. Our overriding objective, to effectively and expeditiously address matters raised in these reports while working to achieve our primary mission and business objectives, was reflected in the following corporate priorities, which were approved by our Board of Directors for 2006.

•	Stabilization: Completing the restatement of our financial statements, effectively managing our capital surplus, building strong and productive relationships with our regulators, and strengthening relationships with our shareholders and the investment community. These formed the key elements of our objective to stabilize our company.

•	We completed the restatement of our financial statements with the filing of our 2004 10-K on December 6, 2006. We achieved other milestones in our efforts to become a current filer when we filed our 2005 10-K on May 2, 2007, and with the filing of this 2006 10-K. We expect to become a current filer by the end of February 2008.

•	We made progress toward our stated objective of establishing a common stock dividend competitive with a peer group of large financial institutions by increasing our dividend in the fourth quarter of 2006 and again in the second quarter of 2007. Additionally, our efforts to effectively deploy excess capital have included the redemption of two expensive series of preferred shares.

•	We view our comprehensive settlements with OFHEO and the SEC, announced on May 23, 2006, as an important early step in building strong relationships with our regulators.

•	Build our businesses: Building on the existing strengths of our three businesses. This was a key objective for 2006. During the year, we introduced a number of initiatives focused on optimizing business operations, increasing profitability, identifying opportunities to expand sources of revenue within our charter and generating shareholder value. For example, our Capital Markets group teamed with our HCD business to add multifamily-only CMBS to the asset classes in which we invest. In our Single-Family business, we continued to work with our lender partners to support mortgage products across a broader range of the credit spectrum in ways that we believe will represent an attractive use of our shareholders’ capital.

•	Deliver on mission: Achieving our mission objectives, which we view as one of the primary measures of our company’s success. In 2006, we took significant steps to address the challenges of meeting our liquidity mission and our HUD goals, including implementing enhancements to MyCommunityMortgage®, an affordable housing outreach program. In 2007, we introduced HomeStaytm, a set of initiatives designed to help our lender partners protect borrowers and to provide some stability to the subprime mortgage market.

•	Instill operational discipline: Making continued progress in building out robust controls and instilling operational discipline into all of our functions. We have also made considerable progress in our efforts to remediate identified material weaknesses in our internal control over financial reporting. At December 31, 2005, we reported 20 material weaknesses. During 2006 and the first two quarters of 2007, we reduced the number of outstanding material weaknesses to five, and for each remaining material weakness, remediation plans are either underway or have been completed and await testing for effectiveness.

•	Focus on our customers and employees: Focusing on reshaping the culture of Fannie Mae to fully reflect the levels of service, engagement, accountability and good management that we believe should characterize a company privileged to serve such an important role in a large and vital market. This, including the ongoing renewal of our people strategy, continues to be a priority of the company.

Current Corporate Priorities

We have adopted and are aggressively pursuing the following key corporate objectives, which we believe will contribute to the achievement of our mission and business objectives:

•	Grow Revenue: We are engaged in a company-wide effort to explore additional opportunities to serve mortgage lenders, housing agencies and organizations, investors, shareholders, the housing finance market and the company’s affordable housing mission with the goal of increasing our revenue base.

•	Reduce Costs: Management is committed to cost competitiveness and productivity, and, to that end, has undertaken a company-wide effort to reduce our projected ongoing daily operations costs in 2007 by $200 million compared to 2006. For the longer-term, management intends to reduce the overall cost basis of the company through focused efforts to streamline operations and increase productivity. Our stated objective is to reduce our ongoing daily operations costs, which excludes costs associated with our efforts to return to current financial reporting and various costs that we do not expect to incur on a regular basis, to approximately $2 billion in 2008.

•	Exceed Mission: In 2006, we achieved all of our housing goals and subgoals. Our objective is to continue to support the populations targeted by the housing goals by developing products to reach underserved populations and those with unique needs, such as residents of the Gulf Coast. We also intend to provide and expand, as far as possible, liquidity to the overall mortgage market.

•	“Get Current”: This key objective refers to our commitment to complete and file our 2006 and 2007 financial statements and remediation of the company’s operational and control weaknesses. Becoming a current filer with effective internal controls is a top priority.

•	Operate in “Real Time”: We have set a longer-term goal of reengineering the company’s business operations to make the enterprise more streamlined, efficient, productive and responsive to the market, lender customers and partners, and regulators.

•	Accelerate Culture Change: Strengthening our corporate culture remains a top corporate priority. Fannie Mae’s culture change efforts are designed to foster professionalism, competitiveness, and humility through the attributes of service, engagement, accountability and, good management.

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

Fair Value of Financial Instruments

The use of fair value to measure our financial instruments is fundamental to our financial statements and is our most critical accounting estimate because a substantial portion of our assets and liabilities are recorded at estimated fair value. In certain circumstances, our valuation techniques may involve a high degree of management judgment. The principal assets and liabilities that we record at fair value, and the manner in which changes in fair value affect our earnings and stockholders’ equity, are summarized below.

•	Derivatives initiated for risk management purposes and mortgage commitments: Recorded in the consolidated balance sheets at fair value with changes in fair value recognized in earnings;

•	Guaranty assets and guaranty obligations: Recorded in the consolidated balance sheets at fair value at inception of the guaranty obligation. The guaranty obligation affects earnings over time through amortization into income as we collect guaranty fees and reduce the related guaranty asset receivable;

•	Investments in available-for-sale (“AFS”) or trading securities: Recorded in the consolidated balance sheets at fair value. Unrealized gains and losses on trading securities are recognized in earnings. Unrealized gains and losses on AFS securities are deferred and recorded in stockholders’ equity as a component of accumulated other comprehensive income (“AOCI”);

•	Held-for-sale (“HFS”) loans: Recorded in the consolidated balance sheets at the lower of cost or market with changes in the fair value (not to exceed the cost basis of these loans) recognized in earnings; and

•	Retained interests in securitizations and guaranty fee buy-ups on Fannie Mae MBS: Recorded in the consolidated balance sheets at fair value with unrealized gains and losses recorded in stockholders’ equity as a component of AOCI.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which establishes a framework for measuring fair value under GAAP. SFAS 157 provides a three-level fair value hierarchy for classifying the source of information used in fair value measures and requires increased disclosures about the sources and measurements of fair value. SFAS 157 is required to be implemented on January 1, 2008. We are currently evaluating whether adoption of this standard will result in any changes to our valuation practices. See “Item 7—MD&A—Impact of Future Adoption of New Accounting Pronouncements” for further discussion of SFAS 157.

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

Fair Value of Derivatives

Of the financial instruments that we record at fair value in our consolidated balance sheets, changes in the fair value of our derivatives generally have the most significant impact on the variability of our earnings. The following table summarizes the estimated fair values of derivative assets and liabilities recorded in our consolidated balance sheets as of December 31, 2006 and 2005.

Table 1:  Derivative Assets and Liabilities at Estimated Fair Value

	As of December 31,
	2006	2005
	(Dollars in millions)

Derivative assets at fair value	$4,931	$5,803
Derivative liabilities at fair value	(1,184)	(1,429)

Net derivative assets at fair value	$3,747	$4,374

We present the estimated fair values of our derivatives by the type of derivative instrument in Table 18 of “Consolidated Balance Sheet Analysis—Derivative Instruments.” Our derivatives consist primarily of over-the-counter (“OTC”) contracts and commitments to purchase and sell mortgage assets. While exchange-traded derivatives can generally be valued using observable market prices or market parameters, OTC derivatives are generally valued using industry-standard models or model-based interpolations that utilize market inputs obtained from widely accepted third-party sources. The valuation models that we use to derive the fair values of our OTC derivatives require inputs such as the contractual terms, market prices, yield curves, and measures of volatility. A substantial majority of our OTC derivatives trade in liquid markets, such as generic forwards, interest rate swaps and options; in those cases, model selection and inputs do not involve significant judgments.

When internal pricing models are used to determine fair value, we use recently executed comparable transactions and other observable market data to validate the results of the model. Consistent with market practice, we have individually negotiated agreements with certain counterparties to exchange collateral based on the level of fair values of the derivative contracts they have executed. Through our derivatives collateral exchange process, one party or both parties to a derivative contract provides the other party with information about the fair value of the derivative contract to calculate the amount of collateral required. This sharing of fair value information provides additional support of the recorded fair value for relevant OTC derivative instruments. For more information regarding our derivative counterparty risk practices, see “Risk

Management—Credit Risk Management—Institutional Counterparty Credit Risk Management.” In circumstances where we cannot verify the model with market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. As markets and products develop and the pricing for certain derivative products becomes more transparent, we continue to refine our valuation methodologies. There were no changes to the quantitative models, or uses of such models, that resulted in a material adjustment to our consolidated statement of income for the years ended December 31, 2006, 2005 and 2004.

See “Risk Management—Interest Rate Risk Management and Other Market Risks” for further discussion of the sensitivity of the fair value of our derivative assets and liabilities to changes in interest rates.

Amortization of Cost Basis Adjustments on Mortgage Loans and Mortgage-Related Securities

We amortize cost basis adjustments on mortgage loans and mortgage-related securities recorded in our consolidated balance sheets through earnings using the interest method by applying a constant effective yield. Cost basis adjustments include premiums, discounts and other adjustments to the original value of mortgage loans or mortgage-related securities that are generally incurred at the time of acquisition. When we buy mortgage loans or mortgage-related securities, we may not pay the seller the exact amount of the unpaid principal balance. If we pay more than the unpaid principal balance, we record a premium that reduces the effective yield below the stated coupon amount. If we pay less than the unpaid principal balance, we record a discount that increases the effective yield above the stated coupon amount.

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

Sensitivity Analysis for Amortizable Cost Basis Adjustments

Interest rates are a key assumption used in prepayment estimates. Table 2 shows the estimated effect on our net interest income of the amortization of cost basis adjustments for our investments in loans and securities using the retrospective effective interest method applying a constant effective yield assuming (i) a 100 basis point increase in interest rates and (ii) a 50 basis point decrease in interest rates as of December 31, 2006 and 2005. We based our sensitivity analysis on these hypothetical interest rate changes because we believe they reflect reasonably possible near-term outcomes as of December 31, 2006 and 2005.

Table 2:  Amortization of Cost Basis Adjustments for Investments in Loans and Securities

	For the Year Ended December 31,
	2006	2005
	(Dollars in millions)

Unamortized cost basis adjustments	$(140)	$344
Reported net interest income	6,752	11,505
Decrease in net interest income from net amortization	(120)	(97)
Percentage effect on net interest income of change in interest rates:(1)
100 basis point increase	2.6%	1.6%
50 basis point decrease	(3.1)	(2.2)

(1)	Calculated based on an instantaneous change in interest rates.

As mortgage rates increase, expected prepayment rates generally decrease, which slows the amortization of cost basis adjustments. Conversely, as mortgage rates decrease, expected prepayment rates generally increase, which accelerates the amortization of cost basis adjustments.

Allowance for Loan Losses and Reserve for Guaranty Losses

The allowance for loan losses and the reserve for guaranty losses represent our estimate of probable credit losses inherent in our portfolio of loans classified as held for investment in our mortgage portfolio, loans that back mortgage-related securities we guarantee, and loans that we have guaranteed under long-term standby commitments. We use the same methodology to determine our allowance for loan losses and our reserve for guaranty losses as the relevant factors affecting credit risk are the same. We strive to mitigate our credit risk by, among other things, working with lender servicers, monitoring loan-to-value ratios and requiring mortgage insurance. See “Risk Management—Credit Risk Management” below for further discussion of how we manage credit risk.

Estimating the allowance for loan losses and the reserve for guaranty losses is complex and requires judgment by management about the effect of matters that are inherently uncertain. We employ a systematic methodology to determine our best estimate of incurred credit losses. When appropriate, our methodology involves grouping loans into pools or cohorts based on similar risk characteristics, including origination year, loan-to-value ratio, loan product type and credit rating. We use internally developed models that consider relevant factors historically affecting loan collectibility, such as default rates, severity of loss rates and adverse situations that may have occurred affecting the borrowers’ ability to repay. Management also applies judgment in considering factors that have occurred but are not yet reflected in the loss factors, such as the estimated value of the underlying collateral, other recoveries and external and economic factors. The methodology and the amount of our allowance for loan losses and reserve for guaranty losses are reviewed and approved on a quarterly basis by our Allowance for Loan Losses Oversight Committee, which is a committee chaired by the Chief Risk Officer or his designee and comprised of senior management from the Single-Family and HCD businesses, the Chief Risk Office and the finance organization.

We adjust our estimate of the allowance for loan losses and reserve for guaranty losses based on period-to-period fluctuations in the factors described above. Changes in assumptions used in estimating our allowance for loan losses and reserve for guaranty losses could have a material effect on our net income.

Given that a minimal change in any factor listed above that is used for calculation purposes would have a significant impact to the allowance and reserve liability and that these factors have significant interdependencies, we do not believe a sensitivity analysis isolating one factor is meaningful. Therefore, the following example loss event illustrates the impact to the allowance and reserve liability given changes to multiple assumptions used for these factors. For example, the occurrence of a natural disaster, such as a hurricane, may ultimately have an adverse impact on net income and our allowance for loan losses and reserve for guaranty losses. The damage to the properties that serve as collateral for the mortgages held in our portfolio and the mortgages underlying our mortgage-backed securities could increase our exposure to credit risk if the damage to the properties is not covered by hazard or flood insurance. Our estimate of probable credit losses related to a hurricane would involve considerable judgment and assumptions about the extent of the property damage, the impact on borrower default rates, the value of the collateral underlying the loans and the amount of insurance recoveries. In the case of Hurricane Katrina in 2005, we preliminarily estimated default rates, severity of loss rates, value of the underlying collateral, and other potential recoveries. As more information became available, we determined that the property damage was less extensive than had previously been estimated and the amount of insurance recoveries would be greater than previously expected. Accordingly, we revised our initial September 30, 2005 estimate of $395 million pre-tax in credit losses to an estimate of $45 million pre-tax in credit losses by the end of 2006.

Consolidation—Variable Interest Entities

We are a party to various entities that are considered to be variable interest entities (“VIEs”) as defined in FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (an interpretation of ARB No. 51) (“FIN 46R”). Generally, a VIE is a corporation, partnership, trust or any other legal structure that either does not have equity investors with substantive voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. We invest in securities issued by VIEs, including Fannie Mae MBS created as part of our securitization program, certain mortgage- and asset-backed securities that were not issued by us and interests in LIHTC partnerships and other limited partnerships. Our involvement with a VIE may also include providing a guaranty to the entity.

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

We perform qualitative analyses on certain mortgage-backed and asset-backed investment trusts. These qualitative analyses consider whether the nature of our variable interests exposes us to credit or prepayment risk, the two primary drivers of variability for these VIEs. For those mortgage-backed investment trusts that we evaluate using quantitative analyses, we use internal models to generate Monte Carlo simulations of cash flows associated with the different credit, interest rate and home price environments. Material assumptions include our projections of interest rates and home prices, as well as our expectations of prepayment, default and severity rates. The projection of future cash flows is a subjective process involving significant management judgment, primarily due to inherent uncertainties related to the interest rate and home price environment, as well as the actual credit performance of the mortgage loans and securities that are held by each investment trust. If we determine that an investment trust meets the criteria of a VIE, we consolidate the investment trust when our models indicate that we are likely to absorb more than 50% of the variability in the expected losses or expected residual returns.

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

The FASB currently is assessing the guidance for QSPEs, which may affect the entities we consolidate in future periods.

CONSOLIDATED RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations is based on our results for the years ended December 31, 2006, 2005 and 2004. Table 3 presents a condensed summary of our consolidated results of operations for these periods.

Table 3:  Condensed Consolidated Results of Operations

				Variance
	For the Year Ended December 31,			2006 vs. 2005		2005 vs. 2004
	2006	2005	2004	$	%	$	%
	(Dollars in millions, except per share amounts)

Net interest income	$6,752	$11,505	$18,081	$(4,753)	(41)%	$(6,576)	(36)%
Guaranty fee income	4,174	3,925	3,715	249	6	210	6
Losses on certain guaranty contracts	(439)	(146)	(111)	(293)	(201)	(35)	(32)
Fee and other income	859	1,526	404	(667)	(44)	1,122	278
Investment losses, net	(683)	(1,334)	(362)	651	49	(972)	(269)
Derivatives fair value losses, net	(1,522)	(4,196)	(12,256)	2,674	64	8,060	66
Debt extinguishment gains (losses), net	201	(68)	(152)	269	396	84	55
Losses from partnership investments	(865)	(849)	(702)	(16)	(2)	(147)	(21)
Administrative expenses	(3,076)	(2,115)	(1,656)	(961)	(45)	(459)	(28)
Credit-related expenses(1)	(783)	(428)	(363)	(355)	(83)	(65)	(18)
Other non-interest expenses	(405)	(249)	(599)	(156)	(63)	350	58

Income before federal income taxes and extraordinary gains (losses)	4,213	7,571	5,999	(3,358)	(44)	1,572	26
Provision for federal income taxes	(166)	(1,277)	(1,024)	1,111	87	(253)	(25)
Extraordinary gains (losses), net of tax effect	12	53	(8)	(41)	(77)	61	763

Net income	$4,059	$6,347	$4,967	$(2,288)	(36)%	$1,380	28%

Diluted earnings per common share	$3.65	$6.01	$4.94	$(2.36)	(39)%	$1.07	22%

(1)	Includes provision for credit losses and foreclosed property expense (income).

Our GAAP net income and diluted earnings per share totaled $4.1 billion and $3.65, respectively, in 2006, compared with $6.3 billion and $6.01 in 2005 and $5.0 billion and $4.94 in 2004. We expect high levels of period-to-period volatility in our results of operations and financial condition as part of our normal business activities. This volatility is primarily due to changes in market conditions that result in periodic fluctuations in the estimated fair value of our derivative instruments, which we recognize in our consolidated statements of income as “Derivatives fair value losses, net.” The estimated fair value of our derivatives may fluctuate substantially from period to period because of changes in interest rates, expected interest rate volatility and our derivative activity. Based on the composition of our derivatives, we generally expect to report decreases in the aggregate fair value of our derivatives as interest rates decrease.

Our business segments generate revenues from three principal sources: net interest income, guaranty fee income, and fee and other income. Other significant factors affecting our net income include the timing and size of investment and debt repurchase gains and losses, equity investments, the provision for credit losses, and administrative expenses. We provide a comparative discussion of the effect of our principal revenue sources and other listed items on our consolidated results of operations for the three-year period ended December 31, 2006 below. We also discuss other significant items presented in our consolidated statements of income.

Net Interest Income

Net interest income, which is the difference between interest income and interest expense, is a primary source of our revenue. Interest income consists of interest on our consolidated interest-earning assets, plus income from the amortization of discounts for assets acquired at prices below the principal value, less expense from the amortization of premiums for assets acquired at prices above principal value. Interest expense consists of contractual interest on our interest-bearing liabilities and amortization of any cost basis adjustments, including premiums and discounts, which arise in conjunction with the issuance of our debt. The amount of interest income and interest expense recognized in the consolidated statements of income is affected by our investment activity, debt activity, asset yields and our cost of debt. We expect net interest income to fluctuate based on changes in interest rates and changes in the amount and composition of our interest-earning assets and interest-bearing liabilities. Table 4 presents an analysis of our net interest income and net interest yield for 2006, 2005 and 2004.

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

Table 4:  Analysis of Net Interest Income and Yield

	For the Year Ended December 31,
	2006			2005			2004
			Average			Average			Average
		Interest	Rates		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
	Balance(1)	Expense	Paid	Balance(1)	Expense	Paid	Balance(1)	Expense	Paid
	(Dollars in millions)

Interest-earning assets:
Mortgage loans(2)	$376,016	$20,804	5.53%	$384,869	$20,688	5.38%	$400,603	$21,390	5.34%
Mortgage securities	356,872	19,313	5.41	443,270	22,163	5.00	514,529	25,302	4.92
Non-mortgage securities(3)	45,138	2,734	6.06	41,369	1,590	3.84	46,440	1,009	2.17
Federal funds sold and securities purchased under agreements to resell	13,376	641	4.79	6,415	299	4.66	8,308	84	1.01
Advances to lenders	5,365	135	2.52	4,468	104	2.33	4,773	33	0.69

Total interest-earning assets	$796,767	$43,627	5.48%	$880,391	$44,844	5.09%	$974,653	$47,818	4.91%

Interest-bearing liabilities:
Short-term debt	$164,566	$7,724	4.69%	$246,733	$6,535	2.65%	$331,971	$4,380	1.32%
Long-term debt	604,555	29,139	4.82	611,827	26,777	4.38	625,225	25,338	4.05
Federal funds purchased and securities sold under agreements to repurchase	320	12	3.75	1,552	27	1.74	3,037	19	0.63

Total interest-bearing liabilities	$769,441	$36,875	4.79%	$860,112	$33,339	3.88%	$960,233	$29,737	3.10%

Impact of net non-interest bearing funding	$27,326		0.16%	$20,279		0.10%	$14,420		0.05%

Net interest income/net interest yield(4)		$6,752	0.85%		$11,505	1.31%		$18,081	1.86%

(1)	Average balances for 2006 were calculated based on the average of the amortized cost amount at the beginning of the year and the amortized cost amount at the end of each respective quarter of the year. Average balances for 2005 and 2004 were calculated based on the average of the amortized cost amount at the beginning of each respective year and the amortized cost amount at the end of each respective year.

(2)	Includes nonaccrual loans with an average balance totaling $6.7 billion, $7.4 billion and $7.6 billion for the years ended December 31, 2006, 2005 and 2004, respectively.

(3)	Includes cash equivalents.

(4)	We calculate our net interest yield by dividing our net interest income for the period by the average balance of our total interest-earning assets during the period.

Table 5 presents the change, or variance, in our net interest income between 2006 and 2005 and between 2005 and 2004 that is attributable to changes in the volume of our interest-earning assets and interest-bearing liabilities and changes in interest rates.

Table 5:  Rate/Volume Analysis of Net Interest Income

	2006 vs. 2005			2005 vs. 2004
	Total	Variance Due to:(1)		Total	Variance Due to:(1)
	Variance	Volume	Rate	Variance	Volume	Rate
	(Dollars in millions)

Interest income:
Mortgage loans	$116	$(482)	$598	$(702)	$(845)	$143
Mortgage securities	(2,850)	(4,570)	1,720	(3,139)	(3,557)	418
Non-mortgage securities	1,144	156	988	581	(121)	702
Federal funds sold and securities purchased under agreements to resell	342	333	9	215	(23)	238
Advances to lenders	31	22	9	71	(2)	73

Total interest income	(1,217)	(4,541)	3,324	(2,974)	(4,548)	1,574
Interest expense:
Short-term debt	1,189	(2,683)	3,872	2,155	(1,355)	3,510
Long-term debt	2,362	(322)	2,684	1,439	(552)	1,991
Federal funds purchased and securities sold under agreements to repurchase	(15)	(32)	17	8	(13)	21

Total interest expense	3,536	(3,037)	6,573	3,602	(1,920)	5,522

Net interest income	$(4,753)	$(1,504)	$(3,249)	$(6,576)	$(2,628)	$(3,948)

(1)	Combined rate/volume variances are allocated to both rate and volume based on the relative size of each variance.

Net interest income of $6.8 billion for 2006 decreased 41% from $11.5 billion in 2005, driven by a 9% decrease in our average interest-earning assets and a 35% (46 basis points) decline in our net interest yield to 0.85%. The decrease in our average interest-earning assets was due to a lower level of mortgage asset purchases relative to the level of sales and liquidations during 2006. Sales, liquidations, and reduced purchases had the net effect of reducing our average interest-earning assets and resulted in a decrease of 1% in the balance of our net mortgage portfolio to $726.1 billion as of December 31, 2006. Lower portfolio balances have the effect of reducing the net interest income generated by our portfolio. We continued to experience compression in our net interest margin as the cost of our debt increased due to the interest rate environment. As the Federal Reserve raised the short-term Federal Funds target rate by 100 basis points to 5.25%, the highest level since 2001, the yield curve remained flat-to-inverted throughout 2006 and the cost of our short-term debt rose significantly. The overall increase in the average cost of our debt of 91 basis points more than offset a 39 basis point increase in the average yield on our interest-earning assets in 2006.

Net interest income of $11.5 billion for 2005 decreased 36% from $18.1 billion in 2004, driven by a 10% decrease in our average interest-earning assets and a 30% (55 basis points) decline in our net interest yield to 1.31%. The decrease in our average interest-earning assets was due to a lower volume of interest-earning assets attributable to liquidations and a significant increase in the sale of fixed-rate mortgage assets from our portfolio, coupled with a reduced level of mortgage purchases. Sales, liquidations, and reduced purchases had the net effect of reducing our average interest-earning assets and resulted in a decrease of 20% in the balance of our net mortgage portfolio to $736.5 billion as of December 31, 2005. While our overall debt funding needs declined in 2005, our net interest yield was compressed because of a 78 basis point increase in our average debt funding costs in 2005 that primarily resulted from increases of short-term interest rates by the Federal Reserve of 200 basis points from year end 2004 to year end 2005 and a significant flattening of the yield curve. The increased cost of our debt more than offset an 18 basis point increase in the average yield on our interest-earning assets in 2005.

Based on the decrease in the volume of our interest-earning assets and the decline in the spread between the average yield on those assets and our borrowing costs that we began to experience at the end of 2004 and that continued throughout 2006, we expect a continued downward trend in our net interest income and net interest yield in 2007, at a rate somewhat below the rate of decline in 2006.

Guaranty Fee Income

Guaranty fee income primarily consists of contractual guaranty fees related to Fannie Mae MBS held in our portfolio and held by third-party investors, adjusted for the amortization of upfront fees and impairment of guaranty assets, net of a proportionate reduction in the related guaranty obligation and deferred profit, and impairment of buy-ups.

Guaranty fee income is primarily affected by the amount of outstanding Fannie Mae MBS and our other guaranties and the compensation we receive for providing our guaranty on Fannie Mae MBS and for providing other guaranties. The amount of compensation we receive and the form of payment varies depending on factors such as the risk profile of the securitized loans, the level of credit risk we assume and the negotiated payment arrangement with the lender. Our payment arrangements may be in the form of an upfront exchange of payments, an ongoing payment stream from the cash flows of the MBS trusts, or a combination. We typically negotiate a contractual guaranty fee with the lender and collect the fee on a monthly basis based on the contractual fee rate multiplied by the unpaid principal balance of loans underlying a Fannie Mae MBS issuance. In lieu of charging a higher contractual fee rate for loans with greater credit risk, we may require that the lender pay an upfront fee to compensate us for assuming the additional credit risk. We refer to this payment as a risk-based pricing adjustment. We also may adjust the monthly contractual guaranty fee rate so that the pass-through coupon rates on Fannie Mae MBS are in more easily tradable increments of a whole or half percent by making an upfront payment to the lender (“buy-up”) or receiving an upfront payment from the lender (“buy-down”).

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

The average effective guaranty fee rate reflects our average contractual guaranty fee rate adjusted for the impact of amortization of deferred amounts and buy-up impairment. Losses on certain guaranty contracts are excluded from the average effective guaranty fee rate. Table 6 shows our guaranty fee income, including and excluding buy-up impairment, our average effective guaranty fee rate, and Fannie Mae MBS activity for 2006, 2005 and 2004.

Table 6:  Analysis of Guaranty Fee Income and Average Effective Guaranty Fee Rate

	For the Year Ended December 31,									% Change
	2006			2005			2004			2006	2005
	Amount	Rate(1)		Amount	Rate(1)		Amount	Rate(1)		vs. 2005	vs. 2004
	(Dollars in millions)

Guaranty fee income/average effective guaranty fee rate, excluding buy-up impairment	$4,212	22.0	bp	$3,974	22.1	bp	$3,751	21.6	bp	6%	6%
Buy-up impairment	(38)	(0.2)		(49)	(0.3)		(36)	(0.2)		(22)	36

Guaranty fee income/average effective guaranty fee rate(2)	$4,174	21.8	bp	$3,925	21.8	bp	$3,715	21.4	bp	6%	6%

Average outstanding Fannie Mae MBS and other guaranties(3)	$1,915,457			$1,797,547			$1,733,060			7%	4%
Fannie Mae MBS issues(4)	481,704			510,138			552,482			(6)	(8)

(1)	Presented in basis points and calculated based on guaranty fee income components divided by average outstanding Fannie Mae MBS and other guaranties for each respective year.

(2)	Includes the effect of the reclassification from “Guaranty fee income” to “Losses on certain guaranty contracts” of $146 million and $111 million for 2005 and 2004, respectively.

(3)	Other guaranties include $19.7 billion, $19.2 billion and $14.7 billion as of December 31, 2006, 2005 and 2004, respectively, related to long-term standby commitments we have issued and credit enhancements we have provided.

(4)	Reflects unpaid principal balance of MBS issued and guaranteed by us, including mortgage loans held in our portfolio that we securitized during the period and MBS issued during the period that we acquired for our portfolio.

The 6% increase in guaranty fee income in 2006 from 2005 was driven by a 7% increase in average outstanding Fannie Mae MBS and other guaranties, due principally to slower liquidations than experienced in prior periods. The 6% increase in guaranty fee income in 2005 from 2004 was largely due to a 4% increase in average outstanding Fannie Mae MBS and other guaranties. Our average effective guaranty fee rate, which includes the effect of buy-up impairment and excludes losses on certain guaranty contracts, remained steady during the three-year period at 21.8 basis points for 2006 and 2005 and 21.4 basis points for 2004.

Growth in outstanding Fannie Mae MBS depends largely on the volume of mortgage assets made available for securitization and our assessment of the credit risk and pricing dynamics of these mortgage assets. Our MBS issuances decreased in 2006; however, our outstanding Fannie Mae MBS grew because of the reduced level of liquidations in 2006. The decline in MBS issuances in 2006 continues the trend observed in 2005 and 2004. Originations of traditional mortgages, such as conventional fixed-rate loans, which historically have represented the majority of our business volume, began to decline during 2004. Originations of lower credit quality loans, loans with reduced documentation and loans to fund investor properties increased, resulting in a shift in the product mix in the primary mortgage market. Competition from private-label issuers, which have been a significant source of funding for these mortgage products, reduced our market share and level of MBS issuances. In 2006, we began to increase our participation in these product types where we concluded that it would be economically advantageous or that it would contribute to our mission objectives, a trend that has continued in 2007.

Our average effective guaranty fee rate, excluding the effect of buy-up impairments and losses on certain guaranty contracts, was 22.0 basis points in 2006, 22.1 basis points in 2005 and 21.6 basis points in 2004. The decrease in 2006 was primarily due to slower prepayments. As prepayment speeds decrease, we recognize deferred guaranty income at a slower rate.

Losses on Certain Guaranty Contracts

While our guaranty fees are subject to competitive pressure and we may enter into transactions with lower expected economic returns than our typical transactions to achieve our housing goals or to maintain our market share, we expect the vast majority of our MBS guaranty transactions to generate positive economic returns over the lives of the related MBS. We negotiate guaranty contracts with our customers based upon our view of the overall economics of the transaction; however, the accounting for our guaranty-related assets and liabilities is not determined at the contract level. Instead, it is determined separately for each individual MBS issuance. We recognize an immediate loss in earnings on new credit guaranteed Fannie Mae MBS issuances where our modeled expectation of returns is below what we believe a market participant would require for that credit risk inclusive of a reasonable profit margin. Although we determine losses at an individual MBS issuance level, we largely price our credit guaranty business on an overall contract basis and establish a single guaranty fee for all the loans included in the contract. Accordingly, a guaranty transaction may result in some loan pools for which we recognize a loss immediately in earnings and other loan pools for which we record deferred profits that are recognized as a component of guaranty fee income over the life of the loans underlying the MBS issuance. We expect that we will subsequently recover the losses recognized at inception on certain guaranty contracts in our consolidated statements of income over time in proportion to our receipt of contractual guaranty fees on those guaranties.

The losses on guaranty transactions that we were required to recognize immediately in earnings totaled $439 million, $146 million and $111 million in 2006, 2005 and 2004, respectively. The increase in these losses in 2006 was driven primarily by the slowdown in home price appreciation in 2006, which resulted in an increase in our modeled expectation of credit risk and higher initial losses on some of our guaranty pools. In addition, our expanded efforts to increase the amount of mortgage financing that we make available to target populations and geographic areas to support our housing goals contributed to the increase in losses during 2006. Because of the likelihood that home prices will continue to decline in 2007, as well as our continued investment in loans that support our housing goals, we expect these losses to more than double in 2007 from 2006.

Fee and Other Income

Fee and other income includes transaction fees, technology fees, multifamily fees and foreign currency exchange gains and losses. Transaction, technology and multifamily fees are largely driven by business volume, while foreign currency exchange gains and losses are driven by fluctuations in exchange rates on our foreign-denominated debt. Table 7 displays the components of fee and other income.

Table 7:  Fee and Other Income

	For the Year Ended December 31,
	2006	2005	2004
	(Dollars in millions)

Transaction fees	$124	$136	$152
Technology fees	216	223	214
Multifamily fees	292	432	244
Foreign currency exchange gains (losses)	(230)	625	(304)
Other	457	110	98

Fee and other income	$859	$1,526	$404

The $667 million decrease in fee and other income in 2006 from 2005 was primarily due to a foreign currency exchange loss of $230 million in 2006, compared with a foreign currency exchange gain of $625 million in 2005. The $625 million foreign currency gain recorded in 2005 stemmed from a strengthening of the U.S. dollar relative to the Japanese yen. In addition, we experienced a $140 million decrease in multifamily fees due to a reduction in refinancing volumes, which were significantly higher in 2005 than in 2006 or 2004. These decreases were partially offset by a $347 million increase in other fee income, of which $191 million was due to the recognition of defeasance fees on consolidated multifamily loans and $111 million was due to the reclassification of float income. Float income is income that we earn on cash we hold during the period between when payments are received by us on Fannie Mae MBS and when we remit these payments to certificateholders. We previously recorded float income as a component of interest income. In November 2006, we made operational changes to segregate these funds from our corporate funds, and we began recording float income as a component of “Fee and other income,” instead of as a component of “Interest income.”

The $1.1 billion increase in fee and other income in 2005 over 2004 was primarily due to the foreign currency exchange gain of $625 million recorded in 2005, compared with a foreign currency exchange loss of $304 million recorded in 2004. In addition, we experienced a $188 million increase in multifamily fees due to a significant increase in refinancing volumes during 2005.

Our foreign currency exchange gains (losses) are offset by corresponding net losses (gains) on foreign currency swaps, which are recognized in our consolidated statements of income as a component of “Derivatives fair value gains (losses), net.” We seek to eliminate our exposure to fluctuations in foreign exchange rates by entering into foreign currency swaps that effectively convert debt denominated in a foreign currency to debt denominated in U.S. dollars.

Investment Losses, Net

Investment losses, net includes other-than-temporary impairment on AFS securities, lower-of-cost-or-market adjustments on HFS loans, gains and losses recognized on the securitization of loans from our portfolio and the sale of securities, unrealized gains and losses on trading securities and other investment losses. Investment gains and losses may fluctuate significantly from period to period depending upon our portfolio investment and securitization activities, changes in market conditions that may result in fluctuations in the fair value of trading securities, and other-than-temporary impairment. We recorded investment losses of $683 million, $1.3 billion and $362 million in 2006, 2005 and 2004, respectively. Table 8 details the components of investment gains and losses for each year.

Table 8:  Investment Losses, Net

	For the Year Ended December 31,
	2006	2005	2004
	(Dollars in millions)

Other-than-temporary impairment on AFS securities(1)	$(853)	$(1,246)	$(389)
Lower-of-cost-or-market adjustments on HFS loans	(47)	(114)	(110)
Gains (losses) on Fannie Mae portfolio securitizations, net	152	259	(34)
Gains on sale of investment securities, net	106	225	185
Unrealized gains (losses) on trading securities, net	8	(415)	24
Other investment losses, net	(49)	(43)	(38)

Investment losses, net	$(683)	$(1,334)	$(362)

(1)	Excludes other-than-temporary impairment on guaranty assets and buy-ups as these amounts are recognized as a component of guaranty fee income.

Other-than-temporary impairment occurs when we determine that it is probable we will be unable to collect all of the contractual principal and interest payments of a security or if we do not have the ability and intent to hold the security until it recovers to its carrying amount. We consider many factors in assessing other-than-temporary impairment, including the severity and duration of the impairment, recent events specific to the issuer and/or the industry to which the issuer belongs, external credit ratings and recent downgrades, as well as our ability and intent to hold such securities until recovery. We generally view changes in the fair value of our AFS securities caused by movements in interest rates to be temporary. When we either decide to sell a security in an unrealized loss position and do not expect the fair value of the security to fully recover prior to the expected time of sale or determine that a security in an unrealized loss position may be sold in future periods prior to recovery of the impairment, we identify the security as other-than-temporarily impaired in the period that the decision to sell or the determination that the security may be sold is made. For all other securities in an unrealized loss position resulting primarily from increases in interest rates, we have the positive intent and ability to hold such securities until the earlier of full recovery or maturity. We may subsequently recover other-than-temporary impairment amounts we record on securities if we collect all of the contractual principal and interest payments due or if we sell the security at an amount greater than its carrying value.

The $651 million decrease in investment losses, net in 2006 from 2005 was attributable to the following:

•	A decrease of $393 million in other-than-temporary impairment on AFS securities. We recognized other-than-temporary impairment of $853 million in 2006, compared with $1.2 billion in 2005. The other-than-temporary impairment of $853 million in 2006 resulted from continued interest rate increases in the first half of 2006, which caused the fair value of certain securities to decline below carrying value. Because we previously recognized significant other-than-temporary amounts on certain securities in 2005 that reduced the carrying value of these securities, the amount of other-than-temporary impairment recognized in 2006 declined relative to 2005.

•	A $423 million shift in unrealized amounts recognized on trading securities. We recorded unrealized gains of $8 million in 2006, compared with unrealized losses of $415 million in 2005. The unrealized gain in 2006 reflects an increase in the fair value of trading securities due to a decrease in implied volatility during the year. The vast majority of these unrealized gains, however, were offset by unrealized losses that resulted from the general increase in interest rates during the year. In 2005, we recorded an unrealized loss mainly due to fair value losses resulting from the increase in interest rates and the widening of option adjusted spreads.

The $1.0 billion increase in investment losses, net in 2005 from 2004 was attributable to the combined effect of the following:

•	An increase of $857 million in other-than-temporary impairment on AFS securities. We recognized other-than-temporary impairment of $1.2 billion in 2005 versus $389 million in 2004. The rising interest rate environment in 2005 caused an overall decline in the fair value of our mortgage-related securities below the carrying value. The increase in impairment was primarily due to the write down in 2005 of certain mortgage-related securities to fair value because we sold these securities before the interest rate impairments recovered.

•	An increase of $439 million in unrealized losses on trading securities. We recorded net unrealized losses on trading securities of $415 million in 2005, compared with net unrealized gains of $24 million in 2004. The increase in medium- and long-term interest rates during 2005 caused the fair value of our trading securities to decline, resulting in significant unrealized losses for the year. We experienced unrealized gains on trading securities during 2004 due to the modest decrease in long-term interest rates during the year.

•	A net gain of $259 million in 2005 on Fannie Mae portfolio securitizations, compared with a net loss of $34 million in 2004. We experienced a significant increase in portfolio securitizations in 2005 relative to 2004. Cash proceeds from portfolio securitizations totaled $55.0 billion in 2005, compared with $12.3 billion in 2004.

On August 15, 2007, the Audit Committee of our Board of Directors reviewed and discussed, with our independent registered public accounting firm, the conclusion of our Chief Financial Officer and our Controller that we are required under GAAP to recognize the other-than-temporary impairment charges described in this 2006 Form 10-K for the year ended December 31, 2006. The Audit Committee affirmed that material impairments had occurred.

During the first six months of 2007, we increased our portfolio of trading securities to approximately $50 billion and have recorded losses on these securities. Changes in the fair value of our trading securities generally move inversely to changes in the fair value of our derivatives. Through the first half of the year, gains in the fair value of our derivatives more than offset the losses on our trading securities. In light of the market conditions as of the date of this filing and uncertainty about how long the markets will remain volatile, we may experience an increased level of volatility in the fair value of our trading securities for the remainder of 2007. Because the fair value of our trading securities is affected by market fluctuations that cannot be predicted, we cannot estimate the impact of changes in the fair value of our trading securities for the full year.

Derivatives Fair Value Losses, Net

Table 9 presents, by type of derivative instrument, the fair value gains and losses, net on our derivatives. Table 9 also includes an analysis of the components of derivatives fair value gains and losses attributable to net contractual interest expense accruals on our interest rate swaps, terminated derivative contracts and outstanding derivative contracts. The five-year interest rate swap rate is a key reference interest rate affecting the estimated fair value of our derivatives. We present this rate as of the end of each quarter of 2006, 2005 and 2004 in the table below.

Table 9:  Derivatives Fair Value Gains (Losses), Net

	For the Year Ended December 31,
	2006	2005	2004
	(Dollars in millions)

Risk management derivatives:
Swaps:
Pay-fixed	$2,181	$549	$(10,640)
Receive-fixed	(390)	(1,118)	3,917
Basis swaps	26	(2)	51
Foreign currency swaps(1)	105	(673)	379
Swaptions:
Pay-fixed	(1,148)	(1,393)	(3,841)
Receive-fixed	(2,480)	(2,071)	(1,913)
Interest rate caps	100	283	(140)
Other(2)	6	8	(22)

Risk management derivatives fair value losses, net	(1,600)	(4,417)	(12,209)
Mortgage commitment derivatives fair value gains (losses), net(3)	78	221	(47)

Total derivatives fair value losses, net	$(1,522)	$(4,196)	$(12,256)

Risk management derivatives fair value gains (losses) attributable to:
Net contractual interest expense accruals on interest rate swaps	$(111)	$(1,325)	$(4,981)
Net change in fair value of terminated derivative contracts from end of prior year to date of termination	(176)	(1,434)	(4,096)
Net change in fair value of outstanding derivative contracts, including derivative contracts entered into during the period	(1,313)	(1,658)	(3,132)

Risk management derivatives fair value losses, net(4)	$(1,600)	$(4,417)	$(12,209)

	2006	2005	2004

5-year swap rate:
Quarter ended March 31	5.31%	4.63%	3.17%
Quarter ended June 30	5.65	4.15	4.30
Quarter ended September 30	5.08	4.66	3.81
Quarter ended December 31	5.10	4.88	4.02

(1)	Includes the effect of net contractual interest expense of approximately $71 million for 2006. The change in fair value of foreign currency swaps excluding this item resulted in a net gain of $176 million.

(2)	Includes MBS options, forward starting debt, forward purchase and sale agreements, swap credit enhancements, mortgage insurance contracts and exchange-traded futures.

(3)	The subsequent recognition in our consolidated statements of income associated with cost basis adjustments that we record upon the settlement of mortgage commitments accounted for as derivatives resulted in income of approximately $14 million in 2006 and expense of $870 million and $541 million in 2005 and 2004, respectively. These amounts are reflected in our consolidated statements of income as a component of either “Net interest income” or “Investment losses, net.”

(4)	Reflects net derivatives fair value losses recognized in the consolidated statements of income, excluding mortgage commitments.

Because a significant portion of our derivatives consists of pay-fixed swaps, we expect the aggregate estimated fair value of our derivatives to decline and result in derivatives losses when interest rates decline because we are paying a higher fixed rate of interest relative to the current interest rate environment. Conversely, we expect the aggregate fair value to increase when interest rates rise. In addition, even when there is no change in interest rates or implied volatility, we generally would expect to record aggregate net fair value losses on our derivatives because we have a significant amount of purchased options where the time value of the upfront premium we pay for these options decreases due to the passage of time relative to the expiration date of these options.

As shown in Table 9 above, we recorded net contractual interest expense accruals on interest rate swaps totaling $111 million, $1.3 billion and $5.0 billion in 2006, 2005 and 2004, respectively. These amounts, which we consider to be part of the cost of funding our mortgage investments, are included in the derivatives fair value losses recognized in the consolidated statements of income. If we had elected to fund our mortgage investments with long-term fixed-rate debt instead of a combination of short-term variable-rate debt and interest rate swaps, the expense related to our interest rate swap accruals would have been reflected as interest expense, resulting in a reduction in our net interest income and net interest yield, instead of as a component of our derivatives fair value losses.

Interest rates have generally trended up since the end of 2004 and remained at overall higher levels through July 2007. The $2.7 billion and $8.1 billion decrease in derivative losses in 2006 and 2005, respectively, was largely attributable to the upward trend in interest rates. As a result, the aggregate fair value of our interest rate swaps increased and we experienced a significant reduction in the net contractual interest expense recognized on our interest rate swaps. This increase in fair value was partially offset by decreases in the fair value of our option-based derivatives during each year due to the combined effect of time decay of these options and decreases in implied volatility in each of these years. While we recorded fair value gains on our derivatives for the first six months of 2007, the financial markets have exhibited extraordinary volatility since mid-July 2007. In light of the market conditions as of the date of this filing and uncertainty about how long the markets will remain volatile, we may experience an increased level of volatility in the fair value of our derivatives for the remainder of 2007. Because the fair value of our derivatives is affected by market fluctuations that cannot be predicted, we cannot estimate the impact of changes in the fair value of our derivatives for the full year.

While changes in the estimated fair value of our derivatives resulted in net expense in each reported period, we incurred this expense as part of our overall interest rate risk management strategy to economically hedge the prepayment and duration risk of our mortgage investments. The derivatives fair value gains and losses recognized in our consolidated statements of income should be examined in the context of our overall interest rate risk management objectives and strategy, including the economic objective of our use of various types of derivative instruments, the factors that drive changes in the fair value of our derivatives, how these factors affect changes in the fair value of other assets and liabilities, and the differences in accounting for our derivatives and other financial instruments. We provide additional information on our use of derivatives to manage interest rate risk and the effect on our consolidated financial statements in “MD&A—Consolidated Balance Sheet Analysis—Derivative Instruments” and “MD&A—Risk Management—Interest Rate Risk Management and Other Market Risks.”

Debt Extinguishment Gains (Losses), Net

We call debt securities in order to reduce future debt costs as a part of our integrated interest rate risk management strategy. We also repurchase debt in order to enhance the liquidity of our debt. Debt extinguishment losses (and gains) are affected by the level of debt extinguishment activity and the price performance of our debt securities. The gain or loss we recognize when we call or repurchase debt is based on the difference between the call price or fair value of the debt and the carrying value. Typically, the amount of debt repurchased has a greater impact on gains and losses recognized on debt extinguishments than the amount of debt called. Debt repurchases, unlike debt calls, may require the payment of a premium and therefore result in higher extinguishment costs. As a result, we historically have generally repurchased high interest rate debt at times (and in amounts) when we believed we had sufficient income available to absorb or offset those higher costs.

We recognized a net gain of $201 million in 2006 from the repurchase of $15.5 billion and the call of $24.1 billion of outstanding debt. These gains resulted from our decision to take advantage of favorable funding spreads during 2006 relative to LIBOR to issue new debt and to repurchase outstanding debt trading at attractive prices. In comparison, we recognized a loss of $68 million in 2005 from the repurchase of $22.9 billion and the call of $28.0 billion of outstanding debt and a loss of $152 million in 2004 from the repurchase of $4.3 billion and the call of $155.6 billion of outstanding debt.

Losses from Partnership Investments

Our partnership investments totaled approximately $10.6 billion and $9.3 billion as of December 31, 2006 and 2005, respectively. In some cases, we consolidate these entities in our financial statements. In other cases, we account for these investments using the equity method and record our share of operating losses in the consolidated statements of income as “Losses from partnership investments.” Investments we accounted for under the equity method totaled $4.9 billion and $4.5 billion as of December 31, 2006 and 2005, respectively. We provide additional information about these investments and applicable accounting in “Off-Balance Sheet Arrangements and Variable Interest Entities—LIHTC Partnership Interests.”

Losses from partnership investments, net totaled $865 million, $849 million and $702 million in 2006, 2005 and 2004, respectively. These increased losses were primarily the result of continuing increases in the amount we invest in LIHTC partnerships. We consider these investments to be a significant channel for advancing our affordable housing mission. Accordingly, we expect to continue to invest in LIHTC partnerships, and we anticipate that these new investments will generate additional net operating losses and tax credits in the future. However, we recently sold two portfolios of LIHTC investments and expect that we may sell LIHTC investments in the future if we believe that the economic return from the sale will be greater than the benefit we would receive from continuing to hold these investments. In March 2007, we sold a portfolio of investments in LIHTC partnerships totaling approximately $676 million in potential future tax credits. In July 2007, we sold a second portfolio of investments in LIHTC partnerships totaling approximately $254 million in potential future tax credits. Together, these equity interests represented approximately 11% of our overall LIHTC portfolio. For more information on tax credits associated with our LIHTC investments, refer to “Provision for Federal Income Taxes” below.

Administrative Expenses

Administrative expenses include costs incurred to run our daily operations, such as salaries and employee benefits, professional services, occupancy costs and technology expenses. Administrative expenses also include costs associated with our efforts to return to timely financial reporting and restructuring costs. Expenses included in our efforts to return to timely financial reporting include costs of restatement and related regulatory examinations, investigations and litigation and also include remediation costs. The table below details the components of these costs.

Table 10:  Administrative Expenses

					% Change
	For the Year Ended December 31,				2006	2005
	2006	2005	2004		vs. 2005	vs. 2004
	(Dollars in millions)

Ongoing daily operations costs	$2,013	$1,546	$1,656		30%	(7)%
Restatement and related regulatory expenses(1)	1,063	569	—	(2)	87	—

Total administrative expenses	$3,076	$2,115	$1,656		45%	28%

(1)	Includes costs of restatement and related regulatory examinations, investigations and litigation. Also includes remediation costs.

(2)	Excludes the $400 million civil penalty that we paid to the U.S. Treasury in 2006 pursuant to our settlements with OFHEO and the SEC that we recognized in our consolidated income statement in 2004 as a component of “Other expenses.” However, we include this amount in the line item “Restatement and related regulatory expenses” for business segment reporting purposes.

The increases in administrative expenses in 2006 and in 2005 were primarily due to costs associated with our efforts to return to timely financial reporting. In addition, we experienced an increase in our ongoing daily operations costs during 2006 due to an increase in our hiring efforts and staffing levels, as we redesigned our organizational structure to enhance our risk governance framework and strengthen our internal controls. We anticipate that the costs associated with the preparation of our audited consolidated financial statements and periodic SEC reports will continue to have a substantial impact on administrative expenses at least until we are current in filing our periodic financial reports with the SEC.

Beginning in January 2007, we undertook a thorough review of our costs as part of a broad reengineering initiative to increase productivity and lower administrative costs. We have previously disclosed that, while continuing to focus on core competencies and controls, we expect to reduce our administrative expenses by $200 million in 2007 compared with 2006, primarily through a reduction in employee and contract resources. In June 2007, we introduced a voluntary early retirement program that allowed eligible employees to elect to retire early and receive a severance package that included retirement benefits. We estimate that the costs of this early retirement program and various involuntary severance initiatives we have implemented or expect to implement during 2007 will total approximately $100 million in 2007. We continue to believe that we will be successful in reducing our total administrative expenses for 2007 by $200 million compared with 2006.

As we have previously disclosed, we expect the level of our ongoing daily operations costs to exceed the level of these expenses for 2006 and prior years because of the significant investment we have made to remediate material weaknesses in our internal controls by enhancing our organizational structure and systems. We expect, however, that our 2007 productivity and cost reduction reengineering initiative will reduce our ongoing daily operations costs to approximately $2 billion in 2008. Our ongoing daily operations costs, or “run rate,” excludes costs associated with our efforts to return to current financial reporting and also excludes various costs, such as restructuring and litigation costs that we do not expect to incur on a regular basis. We, therefore, do not consider these expenses to be part of our run rate.

Administrative expenses totaled an estimated $659 million and $1.4 billion for the quarter and six months ended June 30, 2007, respectively, compared with $780 million and $1.5 billion for the quarter and six months ended June 30, 2006, respectively. Of these amounts, restatement and related regulatory expenses and restructuring costs totaled an estimated $152 million and $323 million for the quarter and six months ended

June 30, 2007, respectively, compared with $286 million and $573 million for the quarter and six months ended June 30, 2006, respectively.

Credit-Related Expenses

Credit-related expenses include the provision for credit losses and foreclosed property expense (income). Our credit-related expenses increased to $783 million in 2006, from $428 million in 2005 and $363 million in 2004. Following is a discussion of how changes in the provision for credit losses and foreclosed property expense (income) affected our credit-related expenses in each year.

Provision for Credit Losses

The level of the provision for loan losses in each period reflects our assessment of the combined allowance for loan losses and reserve for guaranty losses, taking into consideration factors such as loan product mix, current levels of non-performing loans, historical loss severity and default rate trends, and economic conditions as of the balance sheet date.

The provision for credit losses totaled $589 million in 2006, an increase of $148 million, or 34%, over 2005. This increase reflects the impact of a trend of higher charge-offs that began in the second half of 2006. We began to experience higher default rates and loan loss severities in 2006 due to the significant slowdown in home price appreciation and continued economic weakness in the Midwest.

The provision for credit losses totaled $441 million in 2005, an increase of $89 million, or 25%, from the provision in 2004. This increase primarily related to our recording a provision for credit losses of $106 million in 2005 for single-family and multifamily properties affected by Hurricane Katrina. In addition, we increased our provision for credit losses in 2005 as a result of our adoption of Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”). Under SOP 03-3, we are required to record loans we purchase from Fannie Mae MBS trusts due to default at fair value because these loans have deteriorated in credit quality since origination. The excess of the purchase price over the fair value, if any, increases our provision for credit losses because it is recorded as a charge to “Reserve for guarantee losses” in the consolidated balance sheet.

Based on the likelihood that home prices will continue to decline during 2007, we expect the level of foreclosures and the related expense to increase for 2007. As a result, we expect a significant increase in credit-related expenses and credit losses in 2007. We provide additional detail on credit losses and factors affecting our allowance for loan losses and reserve for guaranty losses in “Risk Management—Credit Risk Management—Mortgage Credit Risk Management” and “Critical Accounting Policies and Estimates—Allowance for Loan Losses and Reserve for Guaranty Losses.”

Foreclosed Property Expense (Income)

Foreclosed property expense (income) is affected by the level of foreclosures and the effectiveness of our property management and sales operations, which employ strategies designed to shorten our holding time, maximize our recovery and mitigate credit losses. Home price appreciation trends and the level of credit enhancement on loans also have an impact on foreclosed property expense (income).

We recorded foreclosed property expense of $194 million in 2006, income of $13 million in 2005 and expense of $11 million in 2004. The accelerated rate of home price appreciation during 2005 and 2004 helped to mitigate our foreclosure losses and resulted in gains on the sale of certain REO properties. As the housing market began to soften in 2006 and the rate of home price appreciation slowed, we experienced an increase in the level of foreclosures, as well as losses on foreclosed properties, particularly in the Midwest, which accounted for a majority of the increase in foreclosed property expense in 2006. Based on the likelihood that home prices will continue to decline in 2007, we expect the level of foreclosures and the related expense to increase in 2007. As a result, we expect a significant increase in the amount of our credit losses in 2007.

Other Non-Interest Expenses

Other Expenses

Other expenses include credit enhancement expenses that relate to the amortization of the credit enhancement asset we record at inception of certain guaranty contracts, costs associated with the purchase of additional mortgage insurance to protect against credit losses, regulatory penalties and other miscellaneous expenses. Other expenses totaled $395 million, $251 million and $607 million in 2006, 2005 and 2004, respectively.

The $144 million increase in other expenses in 2006 over 2005 was attributable to higher credit enhancement expense, due in part to our acquisition of insurance coverage related to our increased purchase of nontraditional mortgage products that we believe may present higher credit risk, such as Alt-A and subprime loans. In addition, we dissolved an MBS trust in 2006 for which we had a remaining unamortized credit enhancement asset as of the date of dissolution of $126 million. We were required to recognize this unamortized amount as credit enhancement expense in 2006. The $356 million decrease in other expenses in 2005 from 2004 was attributable to the $400 million civil penalty that we accrued in 2004 and paid to the U.S. Treasury in 2006 pursuant to our settlements with OFHEO and the SEC.

Provision for Federal Income Taxes

Our effective income tax rate, excluding the provision or benefit for taxes related to extraordinary amounts, was reduced below the 35% statutory rate to 4%, 17% and 17% in 2006, 2005 and 2004, respectively. The difference between the statutory rate and our effective tax rate is primarily due to the tax benefits we receive from our investments in LIHTC partnerships that help to support our affordable housing mission. As disclosed in “Notes to Consolidated Financial Statements—Note 11, Income Taxes,” our effective tax rate would have been 29%, 30% and 32% in 2006, 2005 and 2004, respectively, if we had not received the tax benefits from our investments in LIHTC partnerships.

The variance in our effective income tax rate over the past three years is primarily due to the combined effect of fluctuations in our pre-tax income, which affects the relative tax benefit of tax-exempt income and tax credits, and an increase in the actual dollar amount of tax credits.

The extent to which we are able to use all of the tax credits generated by existing or future investments in housing tax credit partnerships to reduce our federal income tax liability will depend on the amount of our future federal income tax liability, which we cannot predict with certainty. In addition, our ability to use tax credits in any given year may be limited by the corporate alternative minimum tax rules, which ensure that corporations pay at least a minimum amount of federal income tax annually. We were not able to use all the tax credits we received for 2006 and 2005 in the year the credits were generated because our income tax liability, after applying all such credits, would have been reduced below the minimum tax amount. We were able to apply a portion of the 2005 unused credits to reduce our income tax liability for 2004 and expect to use the remainder for 2006. We expect to use the remaining credits generated in 2006 in future years, to the extent permissible. Because we plan to continue investing in LIHTC partnerships, we expect tax credits related to these investments to grow in the future, which is likely to significantly reduce our effective tax rate below the 35% statutory rate assuming we are able to use all of the tax credits generated. If we are limited in our use of the tax credits related to these investments and we conclude that the economic return from selling the investment is likely to be greater than the benefit we would receive from continuing to hold these investments, we may also sell certain LIHTC investments, as we did in 2007.

We recorded a net deferred tax asset of $8.5 billion and $7.7 billion as of December 31, 2006 and 2005, respectively, arising principally from differences in the timing of the recognition of derivatives fair value gains and losses for financial statement and income tax purposes. We have not recorded a valuation allowance against our net deferred tax asset as we anticipate it is more likely than not that the results of future operations will generate sufficient taxable income to allow us to realize the entire tax benefit.

BUSINESS SEGMENT RESULTS

The table below displays net revenues, net income and total assets for each of our business segments for each of the three years in the period ended December 31, 2006. We use various methodologies to allocate certain balance sheet and income statement amounts between operating segments. For additional financial information on the underlying management allocation methodologies and adjustments to prior period segment results, see “Notes to Consolidated Financial Statements—Note 15, Segment Reporting.” Following is an analysis and discussion of the performance of our business segments. We provide a more complete description of our business segments in “Item 1—Business—Business Segments.”

Table 11:  Business Segment Summary Financial Information

	For the Year Ended December 31,
	2006	2005	2004
	(Dollars in millions)

Net revenues:(1)
Single-Family Credit Guaranty	$6,073	$5,585	$5,007
Housing and Community Development	510	607	527
Capital Markets	5,202	10,764	16,666

Total	$11,785	$16,956	$22,200

Net income:
Single-Family Credit Guaranty	$2,044	$2,623	$2,396
Housing and Community Development	338	503	425
Capital Markets	1,677	3,221	2,146

Total	$4,059	$6,347	$4,967

	As of December 31,
	2006	2005

Total assets:
Single-Family Credit Guaranty	$15,777	$14,450
Housing and Community Development	14,100	12,075
Capital Markets	814,059	807,643

Total	$843,936	$834,168

(1)	Includes net interest income, guaranty fee income, and fee and other income.

Single-Family Business

Our Single-Family business generated net income of $2.0 billion, $2.6 billion and $2.4 billion in 2006, 2005 and 2004, respectively. The primary source of net revenues for our Single-Family business is guaranty fee income. Other sources of revenue include technology and other fees and interest income. Expenses primarily include administrative expenses and credit-related expenses, including the provision for credit losses.

Net income for the Single-Family business segment decreased by $579 million, or 22%, in 2006 from 2005 reflecting a $488 million increase in net revenue during the period that was more than offset by a $308 million increase in losses on certain guaranty contracts, a $553 million increase in administrative expenses, a $123 million increase in the provision for credit losses, and an increase of $218 million of foreclosed property expense.

Net revenues increased in 2006 by 9% to $6.1 billion from $5.6 billion in 2005 primarily reflecting a $288 million, or 6%, increase in guaranty fee income and a $62 million increase in float income during the period. Guaranty fee income increased $288 million, or 6%, from $4.5 billion to $4.8 billion due to a 4%

growth in the average single-family mortgage credit book of business, and an increase in the average effective guaranty fee rate on the book. The average effective guaranty fee rate is calculated as guaranty fee income as a percentage of the average single-family mortgage credit book of business and excludes losses on certain guaranty contracts. Float income, the interest income that we earn on cash flows from the date of the remittance by servicers to us until the date of distribution by us to MBS certificate holders, increased by $62 million, or 12%, in 2006 from 2005 due to an increase in short-term interest rates during the year.

In 2006, losses on certain guaranty contracts increased by $308 million as compared to 2005. This loss is determined and recorded at an individual MBS issuance level and our credit guaranty business is largely priced on an overall contract basis where a single guaranty fee is established for all loans in a deal. The loans in that deal may be included in a single MBS issuance or in multiple MBS issuances. These losses are recorded on new credit guaranteed MBS issuances where our modeled expectation of returns is below what we believe a market participant would require for such credit risk inclusive of a reasonable profit margin. The increase in 2006 is attributable, in part, to our efforts to increase the amount of mortgage financing that we make available to target populations and geographic areas in support of housing goals. As home price appreciation slows, our modeled expectation of credit risk in such loans increases, resulting in higher losses.

Expenses increased by 76% in 2006 from 2005 due to an increase in the segment allocation of indirect corporate expenses during the period mostly driven by an increase in costs associated with our restatement and related matters, as well as an increase of $218 million of foreclosed property expense.

The provision for credit losses of $577 million in 2006, an increase of $123 million from 2005, was primarily attributable to a $221 million addition to the allowance for credit losses in the fourth quarter reflecting continued credit weakness in the Midwest region and a decline in home prices in some regions in the second half of the year which has an impact on the number of loans that will default and the amount of the charge off in the event of a default. The prior year provision for credit losses included the impact of Hurricane Katrina. While the credit environment was strong in the first half of 2006, the fundamentals that drive low credit losses, such as defaults and loss severity, began to weaken in the latter half of the year. This was evidenced by the steady growth in acquired properties and higher foreclosed property expense due to declining property values. Additionally, we recorded $201 million of foreclosed property expense in 2006, compared to gains of $17 million in 2005, due to the weakening home prices, particularly concentrated in the Midwest. We expect weakening home prices to continue to result in significantly higher credit losses in 2007.

Net income for the Single-Family business segment increased by $227 million or 9% in 2005 from 2004, primarily due to a $578 million increase in net revenues during the period that was offset by a $129 million increase in administrative expenses and $142 million increase in the provision for credit losses. Net revenues increased in 2005 by 12% to $5.6 billion as a result of higher guaranty fee income and float income. Guaranty fee income for 2005 increased slightly from 2004 as the average single-family mortgage credit book of business increased 3%. The average effective guaranty fee rate remained essentially unchanged from year to year. Float income increased by $282 million in 2005 due to an increase in short-term interest rates during the year. Expenses increased by 13% in 2005 due to the increase in administrative expenses resulting from costs associated with our restatement and related matters. The provision for credit losses increased by 46% to $454 million in 2005, primarily attributable to our provision for credit losses related to Hurricane Katrina and our implementation of SOP 03-3.

During the period 2004 to 2006, there was intense competition for the purchase of mortgage assets by a growing number of mortgage investors through a variety of investment vehicles and structures. During these years, affordability issues, combined with a variety of new mortgage products being introduced and accepted by investors, encouraged consumers to take advantage of adjustable-rate mortgages, including nontraditional products such as interest-only ARMs, negative-amortizing ARMs and a variety of other product and risk combinations. The increased demand for floating-rate and subprime mortgage loans accelerated the growth of competing securitization options in the form of private-label mortgage-related securities. The demand for these products slowed in 2007.

Single-family mortgage originations in the primary mortgage market totaled $2.8 trillion, $3.0 trillion and $2.8 trillion in 2006, 2005 and 2004, respectively. The $3.0 trillion in originations in 2005 represented the second strongest year in history. Based on our assessment of the underlying risk, we made a strategic decision to not pursue the guaranty of a significant portion of mortgage loan originations during 2004 and 2005, ceding market share of new single-family mortgage-related securities issuances to private-label issuers. While we maintained the same strategic approach in 2006, our market share did not decline significantly in 2006. Our estimated overall market share of new single-family mortgage-related securities issuance for 2006 was approximately 23.7% in 2006, compared with 23.5% in 2005 and 29.2% in 2004. We estimate that our market share will increase slightly in 2007 as the marketplace shifts towards more fixed-rate mortgage products. Our total single-family Fannie Mae MBS outstanding increased to $2.1 trillion as of June 30, 2007, from $1.9 trillion as of June 30, 2006. The market share estimates are based on publicly available data and exclude previously securitized mortgages.

Our conventional single-family mortgage credit book of business remained relatively strong from 2004 to 2006. We believe that our assessment and approach to the management of credit risk during these years allowed us to maintain a conventional single-family mortgage credit book of business with strong credit risk characteristics as evidenced by our credit losses, which remained low during the three-year period from 2004 to 2006.

We are focused on understanding and serving our customers’ needs, strengthening our relationships with key partners, and helping lenders reach and serve new, emerging and nontraditional markets by providing more flexible mortgage options, including Alt-A and subprime products, which have represented an increased proportion of mortgage originations in recent years. We have increased our participation in these types of products where we have concluded that it would be economically advantageous and/or that it would contribute to our mission objectives. Our participation in these products reflects our assessment of anticipated guaranty fee income in light of our expectation for potentially higher credit losses. We continue to closely monitor credit risk and pricing dynamics across the full spectrum of mortgage product types. Our assessment of these dynamics will continue to determine the timing and level of our acquisitions of these types of mortgage products.

HCD Business

Our HCD business generated net income of $338 million, $503 million and $425 million in 2006, 2005 and 2004, respectively. The primary sources of net revenues for our HCD business are guaranty fee income and fee and other income. Expenses primarily include administrative expenses, credit-related expenses and our share of net operating losses associated with LIHTC investments that are offset by the related tax benefits from these investments.

Net income for the HCD business segment decreased by $165 million, or 33%, in 2006 from 2005 resulting from an increase in administrative expenses and credit enhancement expense and a decline in net revenues, which were partially offset by investment tax credits as HCD increased its investment activity. LIHTC investments, which comprise the largest proportion of investment activity for this segment, increased to $8.8 billion in 2006, compared to $7.7 billion in 2005, and generated tax benefits that were the primary driver in reducing our 2006 effective corporate tax rate to approximately 4%. Losses from partnership investments were $865 million in 2006, a slight increase as compared to 2005. Guaranty fee income remained essentially unchanged in 2006 from 2005. Expenses increased 46% in 2006 from 2005 primarily due to an increase in the segment allocation of indirect corporate expenses during the period mostly driven by an increase in costs associated with our restatement and related matters, and higher credit enhancement expenses associated with a large multifamily transaction that liquidated in 2006.

Net income for the HCD business segment increased by $78 million, or 18%, in 2005 from 2004 as a result of increased tax benefits from tax-advantaged investments and higher fee and other income, which were partially offset by an increase in administrative expenses. LIHTC investments totaled $7.7 billion in 2005 compared to $6.8 billion in 2004. Losses from partnership investments increased by $147 million as HCD increased its investment activity but were more than offset by increased LIHTC tax benefits. Guaranty fee income was up due to the 5% increase in the average multifamily mortgage credit book of business in 2005. Fee and other income was up $143 million in 2005 to $347 million primarily due to an increase in multifamily transaction fees caused by higher borrower refinancing activity in 2005 as compared to 2004. Expenses increased 28% in 2005 due to an increase in the segment’s allocation of a portion of the costs associated with our restatement and related matters.

We expect to maintain our LIHTC partnership investments strategy in the future, which is likely to continue to result in an effective tax rate significantly below the statutory rate of 35%. We view these investments as a significant vehicle for advancing our affordable housing mission and expect to continue to invest in LIHTC partnerships. In March 2007, we sold a portfolio of investments in LIHTC partnerships totaling approximately $676 million in LIHTC credits. In July 2007, we sold a second portfolio of investments in LIHTC partnerships totaling approximately $254 million in LIHTC credits. Together, these equity interests represented approximately 11% of our overall LIHTC portfolio. We may sell additional LIHTC investments in the future if we believe that the economic return from the sale will be greater than the benefit we would receive from continuing to hold these investments.

HCD’s Multifamily Group continued to benefit from the improvement in multifamily real estate fundamentals during 2006. Rental unit vacancies declined to an estimated 5.3% nationally at year-end 2006 for institutional-type multifamily properties, compared to an estimated vacancy rate of approximately 6.1% at the end of 2005. However, the multifamily real estate sector is beginning to experience the effects of the overall slowdown in the housing market. We expect the vacancy rate for multifamily rental properties to increase in 2007 as a result of an increasing supply of new condominiums reverting to rental units. As of March 31, 2007, estimated vacancy rates were approximately 5.8%.

We are one of the largest participants in the multifamily secondary market. HCD’s multifamily business has been challenged in recent years. Competition has been fueled by private-label issuers of CMBS and aggressive bidding for multifamily debt among institutional investors, which reflects the high level of funds available for investment in the secondary mortgage market. We have responded to market challenges with an increased emphasis on serving partner needs with customized lending options and advanced a number of efficiency initiatives to make it quicker, easier and less expensive to do business with us.

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

Capital Markets Group

Our Capital Markets group generated net income of $1.7 billion, $3.2 billion and $2.1 billion in 2006, 2005 and 2004, respectively. The primary sources of net revenues for our Capital Markets group include net interest income and fee and other income. Derivatives fair value losses, investment gains and losses, and debt extinguishment gains and losses also have a significant impact on the financial performance of our Capital Markets group.

Net income for the Capital Markets group decreased by $1.5 billion or 48%, in 2006 from 2005, primarily due to a significant decline in net interest income, which was partially offset by a reduction in derivatives fair value losses, lower impairment expense and lower income tax expense.

Net interest income was $6.2 billion, $10.9 billion, and $17.8 billion in 2006, 2005 and 2004, respectively. The decrease in net interest income of $4.7 billion, or 44%, in 2006 from 2005 was driven by lower average balances of asset in 2006 versus 2005 and by the compression of the spread between interest earned on our assets and interest expense on our debt. In addition, our product mix shifted as floating-rate securities and adjustable-rate mortgage products increased as a percentage of our total mortgage portfolio. Increasing interest rates had the effect of increasing the cost of our debt, which further reduced net interest income. The decrease in fee and other income was primarily attributable to a foreign currency exchange loss of $230 million in 2006 compared with a foreign currency exchange gain of $625 million in 2005 on our foreign denominated debt. As discussed in “Risk Management—Interest Rate Risk Management and Other Market Risks,” when we issue foreign-denominated debt, we swap out of the foreign currency completely at the time of the debt issue in order to minimize our exposure to currency risk. As a result, our foreign currency exchange losses are primarily offset by gains in fair value of the related derivatives.

Investment losses decreased by $723 million or 48%, due to a decrease in the amount of impairments recognized on AFS securities in 2006 as compared to 2005, combined with a decline in unrealized losses recognized on our trading securities. We recognized other-than-temporary impairment of $853 million in 2006 as compared to $1.2 billion in 2005. The decrease in other-than-temporary impairment in 2006 was due to the level of the change in interest rates in 2006 relative to 2005, coupled with impairment amounts recognized on these securities in 2005. We recorded unrealized gains on trading securities of $8 million in 2006, compared with unrealized losses of $415 million in 2005. The unrealized gain in 2006 reflects favorable changes in fair value due to implied volatility, virtually offset by increasing interest rates during the year. In 2005, we recorded an unrealized loss mainly due to fair value losses resulting from the increase in interest rates and the widening of option adjusted spreads.

Derivatives fair value losses decreased 64% to $1.5 billion in 2006 primarily due to the overall rise in interest rates in 2006 from 2005, which resulted in an increase in the fair value of our derivatives. In particular, the aggregate fair value of our interest rate swaps increased and we experienced a significant reduction in the net contractual interest expense recognized on our interest rate swaps. This increase in fair value was partially offset by decreases in the fair value of our option-based derivatives during each year due to the combined effect of time decay of these options and decreases in implied volatility in each of these years.

Expenses increased 30% in 2006 from 2005 primarily due to an increase in the segment allocation of indirect corporate expenses during the period, mostly driven by an increase in costs associated with our restatement and related matters. The provision for income taxes decreased by $607 million as a result of lower segment net income in 2006.

Net income for the Capital Markets group increased by $1.1 billion, or 50%, in 2005 from 2004. The reduction in net interest income and an increase in investment losses were offset by lower derivatives fair value losses. Net interest income decreased $6.9 billion, or 39%, in 2005 from 2004 largely due to a 10% decline in the average mortgage portfolio balance resulting from a decrease in securities purchases and an increase in sales activity throughout 2005. The majority of the portfolio sales and a large portion of portfolio liquidations were comprised of fixed-rate Fannie Mae MBS, which caused the product mix of the portfolio to shift slightly as floating-rate securities and adjustable-rate mortgage products increased as a percentage of our total mortgage portfolio. In addition, significant increases in short-term interest rates had the effect of increasing the cost of our short-term debt, which further reduced net interest income. The significant increase in fee and other income was primarily attributable to foreign currency exchange gains on our foreign-denominated debt as the dollar strengthened against the Japanese yen in 2005 as compared to 2004. Derivatives fair value losses dropped 66% to $4.2 billion in 2005, reflecting a rise in interest rates that resulted in (i) the fair value of our interest rate derivatives to increase relative to 2004 and (ii) the spread between our pay-fixed and receive-variable swap positions to narrow causing our interest accruals on our interest rate swaps to decrease by $3.7 billion.

The Capital Markets group continues to seek ways to maximize long-term total returns while fulfilling our chartered liquidity function. Our total return management involves acquiring mortgage assets that allow us to achieve an acceptable spread over our cost of funding. In an effort to gain better returns, we have acquired new products for which we have been attractively compensated for the risk assumed. We will continue to seek out these beneficial opportunities in the future.

Changes to Business Segment Reporting in 2007

During 2007, we began to develop new metrics based on fair value changes, inclusive of fee income and costs incurred, and may use these measures in the future as an indicator of segment profitability. Refer to “Glossary of Terms Used in This Report” for additional information on option-adjusted spreads.

Additionally, we changed our methodology for the allocation of indirect administrative expenses, primarily our corporate overhead functions, to better align these expenses to the segment these functions serve. As a result, our Single-Family segment will absorb a higher amount of indirect costs resulting in an increase in their administrative expenses.

CONSOLIDATED BALANCE SHEET ANALYSIS

We seek to structure the composition of our balance sheet and manage its size to ensure compliance with our regulatory and internal capital requirements, to provide adequate liquidity to meet our needs, to mitigate our interest rate and credit risk exposure, and to maximize long-term stockholder value. Total assets grew to $843.9 billion as of December 31, 2006, an increase of $9.8 billion, or 1%, from December 31, 2005. Total liabilities were $802.3 billion, an increase of $7.5 billion, or less than 1%, from December 31, 2005. Stockholders’ equity of $41.5 billion reflected an increase of $2.2 billion, or 6%, from December 31, 2005. The major asset components of our balance sheet include our mortgage-related assets and non-mortgage investments. We fund and manage the interest rate risk on these investments through the issuance of debt securities and the use of derivatives. Our debt securities and derivatives represent the major liability components of our balance sheet. Following is a discussion of the major components of our assets and liabilities.

Mortgage Investments

Table 12 shows the composition of our mortgage portfolio by product type and the carrying value, which reflects the net impact of our purchases, sales and liquidations, as of the end of each year of the five-year period ended December 31, 2006.

Table 12:  Mortgage Portfolio Composition(1)

	As of December 31,
	2006	2005	2004	2003	2002
	(Dollars in millions)

Mortgage loans:(2)
Single-family:
Government insured or guaranteed	$20,106	$15,036	$10,112	$7,284	$6,404
Conventional:
Long-term, fixed-rate	202,339	199,917	230,585	250,915	223,794
Intermediate-term, fixed-rate(3)	53,438	61,517	76,640	85,130	59,521
Adjustable-rate	46,820	38,331	38,350	19,155	12,142

Total conventional single-family	302,597	299,765	345,575	355,200	295,457

Total single-family	322,703	314,801	355,687	362,484	301,861

Multifamily:
Government insured or guaranteed	968	1,148	1,074	1,204	1,898
Conventional:
Long-term, fixed-rate	5,098	3,619	3,133	3,010	3,165
Intermediate-term, fixed-rate(3)	50,847	45,961	39,009	29,717	15,213
Adjustable-rate	3,429	1,151	1,254	1,218	1,107

Total conventional multifamily	59,374	50,731	43,396	33,945	19,485

Total multifamily	60,342	51,879	44,470	35,149	21,383

Total mortgage loans	383,045	366,680	400,157	397,633	323,244

Unamortized premiums and other cost basis adjustments, net	943	1,254	1,647	1,768	1,358
Lower of cost or market adjustments on loans held for sale	(93)	(89)	(83)	(50)	(16)
Allowance for loan losses for loans held for investment	(340)	(302)	(349)	(290)	(216)

Total mortgage loans, net	383,555	367,543	401,372	399,061	324,370

	As of December 31,
	2006	2005	2004	2003	2002
	(Dollars in millions)

Mortgage-related securities:
Fannie Mae single-class MBS	124,383	160,322	272,665	337,463	292,611
Non-Fannie Mae single-class mortgage securities	27,980	27,162	35,656	33,367	38,731
Fannie Mae structured MBS	75,261	74,129	71,739	68,459	87,772
Non-Fannie Mae structured mortgage securities	97,399	86,129	109,455	45,065	28,188
Mortgage revenue bonds	16,924	18,802	22,076	20,359	19,650
Other mortgage-related securities	3,940	4,665	5,461	6,522	9,583

Total mortgage-related securities	345,887	371,209	517,052	511,235	476,535

Market value adjustments(4)	(1,261)	(789)	6,680	7,973	17,868
Other-than-temporary impairments	(1,004)	(553)	(432)	(412)	(204)
Unamortized premiums (discounts) and other cost basis adjustments, net(5)	(1,083)	(909)	173	1,442	1,842

Total mortgage-related securities, net	342,539	368,958	523,473	520,238	496,041

Mortgage portfolio, net(6)	$726,094	$736,501	$924,845	$919,299	$820,411

(1)	Mortgage loans and mortgage-related securities are reported at unpaid principal balance.

(2)	Mortgage loans include unpaid principal balance totaling $105.5 billion, $113.3 billion, $152.7 billion, $162.5 billion and $135.8 billion as of December 31, 2006, 2005, 2004, 2003 and 2002, respectively, related to mortgage-related securities that were consolidated under FIN 46 and mortgage-related securities created from securitization transactions that did not meet the sales criteria under SFAS 140, which effectively resulted in these mortgage-related securities being accounted for as loans.

(3)	Intermediate-term, fixed-rate consists of mortgage loans with contractual maturities at purchase equal to or less than 15 years.

(4)	Includes unrealized gains and losses on mortgage-related securities and securities commitments classified as trading and available-for-sale.

(5)	Includes the impact of other-than-temporary impairments of cost basis adjustments.

(6)	Includes consolidated mortgage-related assets acquired through the assumption of debt.

Our portfolio activities may be constrained by certain operational limitations, tax classifications and our intent to hold certain temporarily impaired securities until recovery, as well as risk parameters applied to the mortgage portfolio. The OFHEO limit on our net mortgage portfolio assets, which excludes consolidated mortgage-related assets acquired through the assumption of debt, to no more than $727.75 billion and continued strong competition for mortgage assets, which compressed spreads and limited investment opportunities, resulted in a modest decline of 1% in the size of our net mortgage portfolio in 2006. The size of our net mortgage portfolio declined 20% during 2005, due to a significant increase in portfolio sales, normal liquidations and fewer portfolio purchases. Our mortgage investment activities during 2005 were conducted within the context of our capital restoration plan, which was approved by OFHEO in February 2005 and required that we achieve the OFHEO-directed minimum capital requirement by September 30, 2005 and that we maintain a 30% capital surplus over our statutory minimum capital requirement. Lowering our net mortgage portfolio enabled us to achieve our capital objective.

The OFHEO-directed minimum capital requirement remains in effect at OFHEO’s discretion. We continue to manage the size of our balance sheet to meet the OFHEO-directed portfolio limit and minimum capital requirement. We estimate that our net mortgage portfolio assets totaled approximately $714.9 billion and $719.6 billion as of June 30, 2007 and December 31, 2006, respectively.

Table 13 summarizes our mortgage portfolio activity for 2006, 2005 and 2004.

Table 13:  Mortgage Portfolio Activity(1)

	Purchases(2)			Sales			Liquidations(3)
	2006	2005	2004	2006	2005	2004	2006	2005	2004
	(Dollars in millions)

Mortgage loans:
Fixed-rate:
Long-term	$65,680	$60,267	$53,305	$—	$1	$—	$35,336	$55,427	$69,182
Intermediate-term(4)	16,044	18,824	23,470	—	9	—	28,009	38,603	31,446

Total fixed-rate loans	81,724	79,091	76,775	—	10	—	63,345	94,030	100,628
Adjustable-rate loans	9,431	5,515	9,118	—	41	66	10,003	11,392	7,640

Total mortgage loans	91,155	84,606	85,893	—	51	66	73,348	105,422	108,268

Mortgage securities:
Fixed-rate:
Long-term	18,948	13,630	58,412	42,538	93,910	14,691	37,254	83,861	107,309
Intermediate-term(5)	6,945	832	4,834	4,977	12,117	3,460	4,354	6,670	8,097

Total fixed-rate securities	25,893	14,462	63,246	47,515	106,027	18,151	41,608	90,531	115,406
Adjustable-rate securities	64,718	46,359	109,339	5,160	7,562	161	38,442	51,165	24,785

Total mortgage securities	90,611	60,821	172,585	52,675	113,589	18,312	80,050	141,696	140,191

Total mortgage portfolio	$181,766	$145,427	$258,478	$52,675	$113,640	$18,378	$153,398	$247,118	$248,459

Annual liquidation rate							21.0%	30.7%	27.9%

(1)	Excludes unamortized premiums, discounts and other cost basis adjustments.

(2)	Excludes advances to lenders and mortgage-related securities acquired through the extinguishment of debt.

(3)	Includes scheduled repayments, prepayments and foreclosures.

(4)	Consists of mortgage loans with contractual maturities at purchase equal to or less than 15 years.

(5)	Consists of mortgage securities with maturities of 15 years or less at issue date.

The changing product mix of originations in our underlying market had a pronounced effect on the composition of mortgage assets purchased for our portfolio during 2006, 2005 and 2004. Due to a higher percentage of adjustable-rate mortgage originations in the primary mortgage market during these years, a larger proportion of our purchases consisted of ARMs and floating-rate mortgage-related securities and a lower proportion of 30-year fixed-rate assets relative to historical norms.

As indicated above in Table 13, portfolio purchases were significantly lower in 2006 and 2005 than in 2004, due to narrowing mortgage-to-debt spreads, as well as our focus on managing the size of our balance sheet to achieve our capital plan objectives. We also experienced a considerable decline in the level of portfolio sales and liquidations for 2006 relative to 2005. During 2006, the timing of certain portfolio sales was affected by our portfolio limit. However, we believe that sales from our portfolio in 2006, consisting primarily of 30-year fixed-rate Fannie Mae MBS, were attractive economically and contributed to our total return objectives.

While portfolio liquidations in 2005 were comparable to 2004, we experienced a significant increase in portfolio sales in 2005. This increase was due in part to the intense competition for mortgage assets, which increased the number of economically attractive opportunities to sell certain mortgage assets, particularly 15-year and 30-year fixed-rate mortgage-related securities. These sales were aligned with our need to lower portfolio balances to achieve our capital plan objectives. The higher level of sales of fixed-rate securities in 2005 contributed to the shift in the product mix of our portfolio.

For the first six months of 2007, portfolio purchases decreased by approximately 14% from the same prior year period to $85.2 billion. Portfolio sales increased by approximately 1% to $25.1 billion, and portfolio liquidations decreased by approximately 12% to $62.0 billion.

Non-Mortgage Investments

As discussed further in “Liquidity and Capital Management,” our Capital Markets group also purchases non-mortgage investments. Our non-mortgage investments consist primarily of high-quality securities that are readily marketable or have short-term maturities, such as commercial paper. Our liquid assets, net of any cash and cash equivalents pledged as collateral, totaled approximately $69.4 billion and $52.2 billion as of December 31, 2006 and 2005, respectively. Our investments in non-mortgage securities, which account for the majority of our liquid assets, totaled $47.6 billion and $37.1 billion of December 31, 2006 and 2005, respectively. Our non-mortgage investments, which are carried at fair value in our consolidated balance sheets, are presented below as of December 31, 2006, 2005 and 2004.

Table 14:  Non-Mortgage Investments

	As of December 31,
	2006	2005	2004
	(Dollars in millions)

Non-mortgage-related securities:
Asset-backed securities	$18,914	$19,190	$25,645
Corporate debt securities	17,594	11,840	15,098
Commercial paper	10,010	5,139	1,337
Other	1,055	947	1,829

Total non-mortgage-related securities	$47,573	$37,116	$43,909

Table 15 shows the amortized cost, maturity and weighted average yield of our investments in mortgage and non-mortgage securities as of December 31, 2006.

Table 15:  Amortized Cost, Maturity and Average Yield of Investments in Available-for-Sale Securities

	As of December 31, 2006
					After One Year		After Five Years
	Total	Total	One Year or Less		Through Five Years		Through Ten Years		After Ten Years
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost(1)	Value	Cost(1)	Value	Cost(1)	Value	Cost(1)	Value	Cost(1)	Value
	(Dollars in millions)

Fannie Mae single-class MBS(2)	$111,521	$110,924	$20	$20	$428	$429	$2,473	$2,493	$108,600	$107,982
Non-Fannie Mae structured mortgage securities(2)	97,458	97,300	—	—	—	—	5,959	6,052	91,499	91,248
Fannie Mae structured MBS(2)	75,333	74,684	25	25	30	30	885	880	74,393	73,749
Non-Fannie Mae single-class mortgage securities(2)	27,239	27,146	3	3	83	81	235	236	26,918	26,826
Mortgage revenue bonds	16,956	17,221	86	85	314	312	721	729	15,835	16,095
Other mortgage-related securities(3)	3,504	3,750	—	—	—	—	1	1	3,503	3,749
Asset-backed securities(2)	18,906	18,914	56	56	7,304	7,306	8,106	8,110	3,440	3,442
Corporate debt securities	17,573	17,594	2,294	2,295	15,279	15,299	—	—	—	—
Commercial paper	10,010	10,010	10,010	10,010	—	—	—	—	—	—
Other non-mortgage-related securities	986	1,055	953	1,022	33	33	—	—	—	—

Total	$379,486	$378,598	$13,447	$13,516	$23,471	$23,490	$18,380	$18,501	$324,188	$323,091

Yield(4)	5.47%		6.42%		3.84%		3.72%		5.64%

(1)	Amortized cost includes unamortized premiums, discounts and other cost basis adjustments, as well as other-than-temporary impairment write downs.

(2)	Asset-backed securities, including mortgage-backed securities, are reported based on contractual maturities assuming no prepayments. The contractual maturity of asset-backed securities generally is not a reliable indicator of the expected life because borrowers typically have the right to repay these obligations at any time.

(3)	Includes commitments related to mortgage securities that are accounted for as securities.

(4)	Yields are determined by dividing interest income (including the amortization and accretion of premiums, discounts and other cost basis adjustments) by amortized cost balances as of year-end.

Debt Instruments

Table 16 shows the amount of our outstanding short-term borrowings and long-term debt as of December 31, 2006 and 2005.

Table 16:  Outstanding Debt(1)

	December 31, 2006		December 31, 2005
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Outstanding	Rate	Outstanding	Rate
	(Dollars in millions)

Federal funds purchased and securities sold under agreements to repurchase	$700	5.36%	$705	3.90%

Short-term debt:
Fixed rate	$164,686	5.16%	$168,953	4.07%
Floating rate	—	—	645	4.16
From consolidations	1,124	5.32	3,588	4.25

Total short-term debt	$165,810	5.16%	$173,186	4.07%

Long-term debt:
Senior fixed rate	$576,099	4.98%	$546,516	4.50%
Senior floating-rate	5,522	5.06	23,257	4.34
Subordinated fixed-rate	12,852	5.91	14,244	5.85
From consolidations	6,763	5.98	6,807	5.85

Total long-term debt(2)	$601,236	5.01%	$590,824	4.54%

(1)	Outstanding debt amounts and weighted average interest rate reported in this table include the effect of unamortized discounts, premiums and other cost basis adjustments. The unpaid principal balance of outstanding debt, which excludes unamortized discounts, premiums and other cost basis adjustments, totaled $789.4 billion as June 30, 2007, compared with $773.4 billion as of December 31, 2006.

(2)	Reported amounts include a net premium and cost basis adjustments of $11.9 billion and $10.7 billion as of December 31, 2006 and 2005, respectively.

In 2006, we experienced a continuation of a trend that began in 2004, as our long-term debt securities have continued to increase as a percentage of our total debt outstanding. Much of this increase can be attributed to a relatively flat yield curve in 2006 that enabled us to refinance short-term debt with various forms of long-term debt and allowed us to take advantage of historically low funding costs for a longer period, reducing our debt rollover risk. In addition, a significant amount of our long-term debt matured or was redeemed. As a result, despite our portfolio limit, we have been an active issuer of both short-and long-term debt for refunding and rebalancing purposes. We present our debt activity in Table 24 in “Liquidity and Capital Management—Liquidity.”

Table 17 below presents additional information for each category of our short-term borrowings.

Table 17:  Outstanding Short-Term Borrowings

	2006
	As of December 31,		Average During the Year
		Weighted		Weighted
		Average		Average	Maximum
	Outstanding	Interest Rate(1)	Outstanding(2)	Interest Rate(1)	Outstanding(3)
	(Dollars in millions)

Federal funds purchased and securities sold under agreements to repurchase	$700	5.36%	$485	2.00%	$2,096

Fixed-rate short-term debt:
Discount notes	$158,785	5.16%	$155,548	4.86%	$170,268
Foreign exchange discount notes	194	4.09	959	3.50	2,009
Other fixed-rate short-term debt	5,707	5.24	1,236	4.57	5,704
Floating-rate short-term debt	—	—	220	1.95	645
Debt from consolidations	1,124	5.32	2,483	4.73	3,485

Total short-term debt	$165,810	5.16%

	2005
	As of December 31,		Average During the Year
		Weighted		Weighted
		Average		Average	Maximum
	Outstanding	Interest Rate(1)	Outstanding(2)	Interest Rate(1)	Outstanding(3)
	(Dollars in millions)

Federal funds purchased and securities sold under agreements to repurchase	$705	3.90%	$2,202	2.88%	$6,143

Fixed-rate short-term debt:
Discount notes	$166,645	4.08%	$205,152	3.15%	$281,117
Foreign exchange discount notes	1,367	2.66	3,931	2.00	8,191
Other fixed-rate short-term debt	941	3.75	1,429	3.03	3,570
Floating-rate short-term debt	645	4.16	3,383	3.26	6,250
Debt from consolidations	3,588	4.25	4,394	3.25	4,891

Total short-term debt	$173,186	4.07%

	2004
	As of December 31,		Average During the Year
		Weighted		Weighted
		Average		Average	Maximum
	Outstanding	Interest Rate(1)	Outstanding(2)	Interest Rate(1)	Outstanding(3)
	(Dollars in millions)

Federal funds purchased and securities sold under agreements to repurchase	$2,400	1.90%	$2,704	0.80%	$10,455

Fixed-rate short-term debt:
Discount notes	$299,728	2.14%	$306,539	1.42%	$323,289
Foreign exchange discount notes	6,591	0.84	3,064	1.10	7,089
Other fixed-rate short-term debt	3,724	1.59	3,236	1.43	3,779
Floating-rate short-term debt	6,250	2.19	7,548	1.41	9,135
Debt from consolidations	3,987	2.20	2,989	1.54	3,987

Total short-term debt	$320,280	2.11%

(1)	Includes unamortized discounts, premiums and other cost basis adjustments.

(2)	Average amount outstanding during the year has been calculated using month-end balances.

(3)	Maximum outstanding represents the highest month-end outstanding balance during the year.

Derivative Instruments

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

Our derivatives consist primarily of OTC contracts and commitments to purchase and sell mortgage assets that are valued using a variety of valuation models. The primary factors affecting changes in the fair value of our derivatives include the following:

•	Changes in the level of interest rates: Because our derivatives portfolio as of December 31, 2006, 2005 and 2004 predominately consisted of pay-fixed swaps, we typically reported declines in fair value as interest rates decreased and increases in fair value as interest rates increased. As part of our economic hedging strategy, these derivatives, in combination with our debt issuances, are intended to offset changes in the fair value of our mortgage assets, which tend to increase in value when interest rates decrease and, conversely, decrease in value when interest rates rise.

•	Implied interest rate volatility: We purchase option-based derivatives to economically hedge the embedded prepayment option in our mortgage investments. A key variable in estimating the fair value of option-based derivatives is implied volatility, which reflects the market’s expectation about the future volatility of interest rates. Assuming all other factors are held equal, including interest rates, a decrease in implied volatility would reduce the fair value of our derivatives and an increase in implied volatility would increase the fair value.

•	Changes in our derivative activity: As interest rates change, we are likely to take actions to rebalance our portfolio to manage our interest rate exposure. As interest rates decrease, expected mortgage prepayments are likely to increase, which reduces the duration of our mortgage investments. In this scenario, we generally will rebalance our existing portfolio to manage this risk by terminating pay-fixed swaps or adding receive-fixed swaps, which shortens the duration of our liabilities. Conversely, when interest rates increase and the duration of our mortgage assets increases, we are likely to rebalance our existing portfolio by adding pay-fixed swaps that have the effect of extending the duration of our liabilities. We also add derivatives in various interest rate environments to hedge the risk of incremental mortgage purchases that we are not able to accomplish solely through our issuance of debt securities.

•	Time value of purchased options: Intrinsic value and time value are the two primary components of an option’s price. The intrinsic value is the amount that can be immediately realized by exercising the option—the amount by which the market rate exceeds or is below the strike rate, such that the option is in-the-money. The time value of an option is the amount by which the price of an option exceeds its intrinsic value. As the remaining life of an option shortens due to the passage of time, the time value of the option declines. We generally have recorded aggregate net fair value losses on our derivatives due to the effect of the passage of time on the fair value of our purchased options.

Table 18 presents, by derivative instrument type, the estimated fair value of derivatives recorded in our condensed consolidated balance sheets and the related outstanding notional amount as of December 31, 2006 and 2005.

Table 18:  Notional and Fair Value of Derivatives

	As of December 31,
	2006		2005
		Estimated		Estimated
	Notional	Fair	Notional	Fair
	Amount	Value(1)	Amount	Value(1)
	(Dollars in millions)

Risk management derivatives:
Swaps:
Pay-fixed	$268,068	$(1,447)	$188,787	$(2,954)
Receive-fixed	247,084	(615)	123,907	(1,301)
Basis swaps	950	(2)	4,000	(2)
Foreign currency swaps	4,551	371	5,645	200
Swaptions:
Pay-fixed	95,350	1,102	149,405	2,270
Receive-fixed	114,921	3,721	138,595	6,202
Interest rate caps	14,000	124	33,000	436
Other(2)	469	65	776	69

Risk management derivatives excluding accrued interest	745,393	3,319	644,115	4,920
Accrued interest receivable (payable)	—	406	—	(548)

Total risk management derivatives	$745,393	$3,725	$644,115	$4,372

Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	$1,741	$(6)	$2,081	$6
Forward contracts to purchase mortgage-related securities	16,556	(25)	17,993	62
Forward contracts to sell mortgage-related securities	21,631	53	19,120	(66)

Total mortgage commitment derivatives	$39,928	$22	$39,194	$2

(1)	Represents the net amount of “Derivative assets at fair value” and “Derivative liabilities at fair value” in the consolidated balance sheets.

(2)	Includes MBS options, swap credit enhancements, forward starting debt and the fair value of mortgage insurance contracts that are accounted for as derivatives. These mortgage insurance contracts have payment provisions that are not based on a notional amount.

Table 19 provides an analysis of items affecting the estimated fair value of the net derivative asset (liability) amounts, excluding mortgage commitments, that were recorded in our consolidated balance sheets as of December 31, 2006, 2005 and 2004. As indicated in Table 19, we recorded a net derivative asset, excluding mortgage commitments, of $3.7 billion and $4.4 billion in our consolidated balance sheets as of December 31, 2006 and 2005, respectively. The general effects on our consolidated financial statements of the changes in the estimated fair value of our derivatives shown in this table are described following the table.

Table 19:  Changes in Risk Management Derivative Assets (Liabilities) at Fair Value, Net(1)

	As of December 31,
	2006	2005	2004
	(Dollars in millions)

Beginning net derivative asset(2)	$4,372	$5,432	$3,988
Effect of cash payments:
Fair value at inception of contracts entered into during the period(3)	(7)	846	2,998
Fair value at date of termination of contracts settled during the period(4)	(106)	879	4,129
Periodic net cash contractual interest payments	1,066	1,632	6,526

Total cash payments	953	3,357	13,653

Income statement impact of recognized amounts:
Periodic net contractual interest expense accruals on interest rate swaps	(111)	(1,325)	(4,981)
Net change in fair value during the period	(1,489)	(3,092)	(7,228)

Derivatives fair value losses, net(5)	(1,600)	(4,417)	(12,209)

Ending net derivative asset(2)	$3,725	$4,372	$5,432

(1)	Excludes mortgage commitments.

(2)	Represents the net of “Derivative assets at fair value” and “Derivative liabilities at fair value” recorded in our consolidated balance sheets, excluding mortgage commitments.

(3)	Primarily includes upfront premiums paid or received on option contracts. Our net upfront premium payments on option contracts were less than $1 million in 2006 and totaled $853 million and $3.0 billion in 2005 and 2004, respectively. Also includes upfront cash paid or received on other derivative contracts. Additional detail on option premium payments provided below in Table 20.

(4)	Primarily represents cash paid (received) upon termination of derivative contracts. The original fair value at termination and related weighted average life in years at termination for those contracts with original scheduled maturities during or after 2006, 2005 and 2004 were $13.9 billion and 9.7 years; $14.9 billion and 7.6 years; and $15.3 billion and 6.6 years, respectively.

(5)	Reflects net derivatives fair value losses recognized in the consolidated statements of income, excluding mortgage commitments.

Amounts presented in Table 19 have the following effects on our consolidated financial statements:

•	Cash payments made to purchase derivative option contracts (purchased options premiums) increase the derivative asset recorded in the consolidated balance sheets.

•	Cash payments to terminate and/or sell derivative contracts reduce the derivative liability recorded in the consolidated balance sheets.

•	We accrue interest on our interest rate swap contracts based on the contractual terms and recognize the accrual as an increase to the net derivative liability recorded in the consolidated balance sheets. The corresponding offsetting amount is recorded as an expense and included as a component of derivatives fair value losses in the consolidated statements of income. Periodic interest payments on our interest rate swap contracts reduce the derivative liability.

•	Changes in the estimated fair value that increase the derivative liability or decrease the derivative asset are recorded as losses in the consolidated statements of income.

•	Changes in the estimated fair value that decrease the derivative liability or increase the derivative asset are recorded as gains in the consolidated statements of income.

The upfront premiums we pay to enter into option contracts primarily relate to swaption agreements, which give us the right to enter into a specific swap for a defined period of time at a specified rate. We can exercise the option up to the designated date. Table 20 provides information on our option activity during 2006 and 2005 and the amount of outstanding options as of the end of each year based on the original premiums paid.

Table 20:  Purchased Options Premiums(1)

		Original
	Original	Weighted	Remaining
	Premium	Average Life	Weighted
	Payments	to Expiration	Average Life
	(Dollars in millions)

Outstanding options as of December 31, 2002	$9,363	3.3 years	2.8 years

Outstanding options as of December 31, 2003	$12,463	4.8 years	3.7 years

Outstanding options as of December 31, 2004	$13,230	5.6 years	4.0 years

Purchases(1)	853
Exercises	(1,027)
Expirations	(1,398)

Outstanding options as of December 31, 2005	$11,658	6.5 years	4.3 years

Purchases(1)	—
Exercises	(1,811)
Terminations	(278)
Expirations	(800)

Outstanding options as of December 31, 2006	$8,769	9.2 years	5.7 years

(1)	Amount of purchases is included in Table 19 as a component of the line item “Fair value at inception of contracts entered into during the period.” Purchases for 2004 are included in Footnote 3 of Table 19.

As more fully described in “Risk Management—Interest Rate Risk Management and Other Market Risks,” we believe our duration gap, which is a measure of the difference between the estimated durations of our interest rate sensitive assets and liabilities, and the interest rate sensitivity of our net asset fair value are useful tools in assessing our interest rate exposure and our management of that exposure, as these measures show the extent to which changes in the fair value of our mortgage investments are offset by changes in the fair value of our debt and derivatives.

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

Each of the non-GAAP supplemental consolidated fair value balance sheets presented below in Table 21 reflects all of our assets and liabilities at estimated fair value. Estimated fair value is the amount at which an asset or liability could be exchanged between willing parties, other than in a forced or liquidation sale.

The non-GAAP estimated fair value of our net assets (net of tax effect) is derived from our non-GAAP fair value balance sheet. This measure is not a defined term within GAAP and may not be comparable to similarly titled measures reported by other companies. The estimated fair value of our net assets (net of tax effect) presented in the non-GAAP supplemental consolidated fair value balance sheets is not intended as a substitute for amounts reported in our consolidated financial statements prepared in accordance with GAAP. We believe, however, that the non-GAAP supplemental consolidated fair value balance sheets and the fair value of our net assets, when used in conjunction with our consolidated financial statements prepared in accordance with GAAP, can serve as valuable incremental tools for investors to assess changes in our overall value over time relative to changes in market conditions. In addition, we believe that the non-GAAP supplemental consolidated fair value balance sheets are useful to investors because they provide consistency in the measurement and reporting of all of our assets and liabilities. Management, particularly our Capital Markets group, uses this information to gain a clearer picture of changes in our assets and liabilities from period to period, to understand how the overall value of the company is changing from period to period and to measure the performance of our Capital Markets investment activities.

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

Table 21:  Non-GAAP Supplemental Consolidated Fair Value Balance Sheets(1)

	As of December 31, 2006				As of December 31, 2005
	GAAP				GAAP
	Carrying	Fair Value	Estimated		Carrying	Fair Value	Estimated
	Value	Adjustment(2)	Fair Value		Value	Adjustment(2)	Fair Value
	(Dollars in millions)

Assets:
Cash and cash equivalents	$3,972	$—	$3,972	(3)	$3,575	$—	$3,575	(3)
Federal funds sold and securities purchased under agreements to resell	12,681	—	12,681	(3)	8,900	—	8,900	(3)
Trading securities	11,514	—	11,514	(3)	15,110	—	15,110	(3)
Available-for-sale securities	378,598	—	378,598	(3)	390,964	—	390,964	(3)
Mortgage loans:
Mortgage loans held for sale	4,868	(88)	4,780	(3)(4)	5,064	17	5,081	(3)(4)
Mortgage loans held for investment, net of allowance for loan losses	378,687	(2,821)	375,866	(4)	362,479	(1,463)	361,016	(4)
Guaranty assets of mortgage loans held in portfolio	—	3,669	3,669	(4)(5)	—	3,609	3,609	(4)(5)
Guaranty obligations of mortgage loans held in portfolio	—	(2,831)	(2,831	)(4)(5)	—	(2,477)	(2,477	)(4)(5)

Total mortgage loans	383,555	(2,071)	381,484	(3)(4)	367,543	(314)	367,229	(3)(4)
Advances to lenders(6)	6,163	(152)	6,011	(3)	4,086	—	4,086	(3)
Derivative assets at fair value	4,931	—	4,931	(3)	5,803	—	5,803	(3)
Guaranty assets and buy-ups	8,523	3,737	12,260	(3)(5)	7,629	3,077	10,706	(3)(5)

Total financial assets	809,937	1,514	811,451	(3)	803,610	2,763	806,373	(3)
Master servicing assets and credit enhancements	1,624	1,063	2,687	(5)(7)	1,471	861	2,332	(5)(7)
Other assets	32,375	(948)	31,427	(7)	29,087	(1,722)	27,365	(7)

Total assets	$843,936	$1,629	$845,565		$834,168	$1,902	$836,070

Liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$700	$—	$700	(3)	$705	$—	$705	(3)
Short-term debt	165,810	(63)	165,747	(3)	173,186	(209)	172,977	(3)
Long-term debt	601,236	5,358	606,594	(3)	590,824	5,978	596,802	(3)
Derivative liabilities at fair value	1,184	—	1,184	(3)	1,429	—	1,429	(3)
Guaranty obligations	11,145	(2,960)	8,185	(3)	10,016	(4,848)	5,168	(3)

Total financial liabilities	780,075	2,335	782,410	(3)	776,160	921	777,081	(3)
Other liabilities	22,219	(2,101)	20,118	(8)	18,585	(1,916)	16,669	(8)

Total liabilities	802,294	234	802,528		794,745	(995)	793,750
Minority interests in consolidated subsidiaries	136	—	136		121	—	121
Stockholders’ Equity:
Preferred	9,108	(90)	9,018	(9)	9,108	(330)	8,778	(9)
Common	32,398	1,485	33,883	(10)	30,194	3,227	33,421	(10)

Total stockholders’ equity/non-GAAP fair value of net assets	$41,506	$1,395	$42,901		$39,302	$2,897	$42,199

Total liabilities and stockholders’ equity/non-GAAP fair value of net assets	$843,936	$1,629	$845,565		$834,168	$1,902	$836,070

Explanation and Reconciliation of Non-GAAP Measures to GAAP Measures

(1)	Certain prior year amounts have been reclassified to conform with the current year presentation.

(2)	Each of the amounts listed as a “fair value adjustment” represents the difference between the carrying value included in our GAAP consolidated balance sheets and our best judgment of the estimated fair value of the listed asset or liability.

(3)	We determined the estimated fair value of these financial instruments in accordance with the fair value guidelines outlined in SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), as described in “Notes to Consolidated Financial Statements—Note 19, Fair Value of Financial Instruments.” In Note 19, we also disclose the carrying value and estimated fair value of our total financial assets and total financial liabilities as well as discuss the methodologies and assumptions we use in estimating the fair value of our financial instruments.

(4)	We have separately presented the estimated fair value of “Mortgage loans held for sale,” “Mortgage loans held for investment, net of allowance for loan losses,” “Guaranty assets of mortgage loans held in portfolio,” and “Guaranty obligations of mortgage loans held in portfolio.” These combined line items together represent total mortgage loans reported in our GAAP consolidated balance sheets. This presentation provides transparency into the components of the fair value of our mortgage loans associated with our guaranty business activities and the components of our capital markets business activities, which is consistent with the way we manage risks and allocate revenues and expenses for segment reporting purposes. While the carrying values and estimated fair values of the individual line items may differ from the amounts presented in Note 19, the combined amounts together equal the carrying value and estimated fair value amounts of total mortgage loans in Note 19.

(5)	In our GAAP consolidated balance sheets, we report the guaranty assets associated with our outstanding Fannie Mae MBS and other guaranties as a separate line item and include buy-ups, master servicing assets and credit enhancements associated with our guaranty assets in “Other assets.” The GAAP carrying value of our guaranty assets reflects only those guaranty arrangements entered into subsequent to our adoption of FIN 45 on January 1, 2003. On a GAAP basis, our guaranty assets totaled $7.7 billion and $6.8 billion as of December 31, 2006 and 2005, respectively. The associated buy-ups totaled $831 million and $781 million as of December 31, 2006 and 2005, respectively. In our non-GAAP consolidated fair value balance sheets, we also disclose the estimated guaranty assets and obligations related to mortgage loans held in our portfolio. The sum of “Guaranty assets of mortgage loans held in portfolio,” “Guaranty obligations of mortgage loans held in portfolio,” “Guaranty assets and buy-ups,” and “Master servicing assets and credit enhancements” together represent the guaranty asset-related components associated with our total mortgage credit book of business for which our Single-Family and HCD guaranty businesses assume the credit risk. The aggregate carrying value and estimated fair value of the guaranty asset-related components associated with our total mortgage credit book of business totaled $10.1 billion and $15.8 billion, respectively, as of December 31, 2006 and $9.1 billion and $14.2 billion, respectively, as of December 31, 2005.

(6)	We previously included “Advances to lenders” in “Other assets.” In 2006, we have disclosed advances to lenders as a separate line item in our GAAP consolidated balance sheets and as a SFAS 107 financial asset. We have reclassified the prior year to conform with the current year presentation.

(7)	The line items “Master servicing assets and credit enhancements” and “Other assets” together consist of the assets presented on the following five line items in our GAAP consolidated balance sheets: (i) accrued interest receivable; (ii) acquired property, net; (iii) deferred tax assets; (iv) partnership investments; and (v) other assets. The carrying value of these items in our GAAP consolidated balance sheets together totaled $34.8 billion and $31.3 billion as of December 31, 2006 and 2005, respectively. We deduct the carrying value of the buy-ups associated with our guaranty obligation, which totaled $831 million and $781 million as of December 31, 2006 and 2005, respectively, from “Other assets” reported in our GAAP consolidated balance sheets because buy-ups are a financial instrument that we combine with guaranty assets in our SFAS 107 disclosure in Note 19. We have estimated the fair value of master servicing assets and credit enhancements based on our fair value methodologies discussed in Note 19. With the exception of partnership investments and deferred tax assets, the GAAP carrying values of other assets generally approximate fair value. While we have included partnership investments at their carrying value in each of the non-GAAP fair value balance sheets, the fair values of these items are generally different from their GAAP carrying values, potentially materially. For example, our LIHTC partnership investments had a carrying value of $8.8 billion and an estimated fair value of $10.0 billion as of December 31, 2006. We assume that other deferred assets, consisting primarily of prepaid expenses, have no fair value. We adjust the GAAP-basis deferred income taxes for purposes of each of our non-GAAP supplemental consolidated fair value balance sheets to include estimated income taxes on the difference between our non-GAAP supplemental consolidated fair value balance sheets net assets, including deferred taxes from the GAAP consolidated balance sheets, and our GAAP consolidated balance sheets stockholders’ equity. Because our adjusted deferred income taxes are a net asset in each year, the amounts are included in our non-GAAP fair value balance sheets as a component of other assets.

(8)	The line item “Other liabilities” consists of the liabilities presented on the following four line items in our GAAP consolidated balance sheets: (i) accrued interest payable; (ii) reserve for guaranty losses; (iii) partnership liabilities; and (iv) other liabilities. The carrying value of these items in our GAAP consolidated balance sheets together totaled $22.2 billion and $18.6 billion as of December 31, 2006 and 2005, respectively. With the exception of partnership liabilities, the GAAP carrying values of these other liabilities generally approximate fair value. We assume that deferred liabilities, such as deferred debt issuance costs, have no fair value.

(9)	“Preferred stockholders’ equity” is reflected in our non-GAAP fair value balance sheets at the estimated fair value amount.

(10)	The line item “Common stockholders’ equity” consists of the stockholders’ equity components presented on the following five line items in our GAAP consolidated balance sheets: (i) “Common stock;” (ii) “Additional paid-in capital;” (iii) “Retained earnings;” (iv) Accumulated other comprehensive loss and (v) “Treasury stock, at cost.” “Common stockholders’ equity” is reflected in our non-GAAP fair value balance sheets at the estimated fair value amount.

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

•	Capital Transactions, Net. Capital transactions include our issuances of common and preferred stock, our repurchases of stock and our payment of dividends. Cash we receive from the issuance of preferred and common stock results in an increase in the fair value of our net assets, while repurchases of stock and dividends we pay on our stock reduce the fair value of our net assets.

•	Estimated Net Interest Income from OAS. OAS income represents the estimated net interest income generated during the current period that is attributable to the market spread between the yields on our mortgage-related assets and the yields on our debt during the period, calculated on an option-adjusted basis.

•	Guaranty Fees, Net. Guaranty fees, net, represent the net cash receipts during the reported period related to our guaranty business, and are generally calculated as the difference between the contractual guaranty fees we receive during the period and the expenses we incur during the period that are associated with our guaranty business. Changes in guaranty fees, net, result from changes in portfolio size and composition, changes in home price appreciation and changes in the market spreads for similar instruments.

•	Fee and Other Income and Other Expenses, Net. Fee and other income includes miscellaneous fees, such as resecuritization transaction fees and technology-related fees. Other expenses primarily include costs incurred during the period that are associated with the Capital Markets group.

•	Return on Risk Positions. Our investment activities expose us to market risks, including duration and convexity risks, yield curve risk, OAS risk and volatility risk. The return on risk positions represents the estimated net increase or decrease in the fair value of our net assets resulting from net exposures related to the market risks we actively manage. We actively manage, or hedge, interest rate risk related to our mortgage investments in order to maintain our interest rate risk exposure within prescribed limits. However, we do not actively manage certain other market risks. Specifically, we do not attempt to actively manage or hedge changes in mortgage-to-debt OAS after we purchase mortgage assets or the interest rate risk related to our guaranty business. Additional information about credit, market and operational risks and our strategies for managing these types of risks is included in “Risk Management.”

•	Mortgage-to-debt OAS. Funding mortgage investments with debt exposes us to mortgage-to-debt OAS risk, which represents basis risk. Basis risk is the risk that interest rates in different market sectors will not move in the same direction or amount at the same time. We generally hold our mortgage investments to generate a spread over our debt on a long-term basis. The fair value of our assets and liabilities can be significantly affected by periodic changes in the net OAS between the mortgage and agency debt sectors. The fair value impact of changes in mortgage-to-debt OAS for a given period represents an estimate of the net unrealized increase or decrease in the fair value of our net assets resulting from fluctuations during the reported period in the net OAS between our mortgage assets and our outstanding debt securities. When the mortgage-to-debt OAS on a given mortgage asset increases, or widens, the fair value of the asset will typically decline relative to the debt. The level of OAS and changes in OAS are model-dependent and differ among market participants depending on the prepayment and interest rate models used to measure OAS.

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

•	Change in the Fair Value of Net Guaranty Assets. As described more fully in “Notes to Consolidated Financial Statements—Note 19, Fair Value of Financial Instruments,” we calculate the estimated fair value of our existing guaranty business based on the difference between the estimated fair value of the guaranty fees we expect to receive and the estimated fair value of the guaranty obligations we assume. The fair value of both our guaranty assets and our guaranty obligations is highly sensitive to changes in interest rates and home price assumptions. Changes in interest rates can result in significant periodic fluctuations in the fair value of our net assets. For example, as interest rates decline, the expected prepayment rate on fixed-rate mortgages increases, which lowers the fair value of our existing guaranty business. We do not believe, however, that periodic changes in fair value due to movements in interest rates are the best indication of the long-term value of our guaranty business because they do not take into account future guaranty business activity. Based on our historical experience, we expect that the guaranty fee income generated from future business activity will largely replace any guaranty fee income lost as a result of mortgage prepayments. To assess the value of our underlying guaranty business, we focus primarily on changes in the fair value of our net guaranty assets resulting from business growth, changes in the credit quality of existing guaranty arrangements and changes in anticipated future credit performance.

Market Drivers of Changes in Fair Value

Selected relevant market information is shown below in Table 22. Our goal is to minimize the risk associated with changes in interest rates for our investments in mortgage assets. Accordingly, we do not expect changes in interest rates to have a significant impact on the fair value of our net mortgage assets. The market conditions that we expect to have the most significant impact on the fair value of our net assets include changes in implied volatility and relative changes between mortgage OAS and debt OAS. A decrease in implied volatility generally increases the estimated fair value of our mortgage assets and decreases the estimated fair value of our debt and derivatives, while an increase in implied volatility generally has the opposite effect. A tighter, or lower, mortgage OAS generally increases the estimated fair value of our mortgage assets, and a tighter debt OAS generally increases the fair value of our liabilities. Changes in interest rates, however, may have a significant impact on our guaranty business because we do not actively manage or hedge expected changes in the fair value of our net guaranty assets related to changes in interest rates.

Table 22:  Selected Market Information(1)

							Change
	As of December 31,						2006		2005
	2006		2005		2004		vs. 2005		vs. 2004

10-year U.S. Treasury note yield	4.70%		4.39%		4.22%		0.31%		0.17%
Implied volatility(2)	15.7%		19.5%		20.1%		(3.8)%		(0.6)
30-year Fannie Mae MBS par coupon rate	5.79%		5.75%		5.21%		0.04%		0.54%
Lehman U.S. MBS Index OAS (in basis points) over LIBOR yield curve	(2.7	)bp	4.2	bp	(11.5	)bp	(6.9	)bp	15.7	bp
Lehman U.S. Agency Debt Index OAS (in basis points) over LIBOR yield curve	(13.8	)bp	(11.0	)bp	(6.3	)bp	(2.8	)bp	(4.7	)bp
House price appreciation(3)	9.1%		13.1%		10.7%		(4.0)%		2.4%

(1)	Information obtained from Lehman Live, Lehman POINT, Bloomberg and OFHEO.

(2)	Implied volatility for an interest rate swaption with a 3-year option on a 10-year final maturity.

(3)	OFHEO publishes a House Price Index (HPI) quarterly using data provided by Fannie Mae and Freddie Mac. The HPI is a truncated measure because it is based solely on loans from Fannie Mae and Freddie Mac. As a result, it excludes loans in excess of conventional loan amounts, or jumbo loans, and includes only a portion of total subprime and Alt-A loans outstanding in the overall market. The HPI is a weighted repeat transactions index, meaning that it measures average price changes in repeat sales or refinancings on the same properties. House price appreciation reported above reflects the annual average HPI of the reported year compared with the annual average HPI of the prior year.

Changes in Non-GAAP Estimated Fair Value of Net Assets

The effects of our investment strategy, including our interest rate risk management which we discuss in “Risk Management—Interest Rate Risk Management,” are reflected in changes in the estimated fair value of our net assets over time. The following table summarizes the change in the fair value of our net assets for 2006 and 2005.

Table 23:  Non-GAAP Estimated Fair Value of Net Assets (Net of Tax Effect)

	2006	2005

Balance as of January 1	$42,199	$40,094
Capital transactions:(1)
Common dividends, common share repurchases and issuances, net	(1,030)	(943)
Preferred dividends	(511)	(486)

Capital transactions, net	(1,541)	(1,429)
Change in estimated fair value of net assets, excluding capital transactions	2,243	3,534

Increase in estimated fair value of net assets, net	702	2,105

Balance as of December 31(2)	$42,901	$42,199

(1)	Represents net capital transactions, which are reflected in the Consolidated Statements of Changes in Stockholders’ Equity.

(2)	Represents estimated fair value of net assets (net of tax effect) presented in Table 21: Non-GAAP Supplemental Consolidated Fair Value Balance Sheets.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

The estimated fair value of our net assets increased by $702 million in 2006, which included the effect of a reduction of $1.5 billion attributable to capital transactions consisting primarily of the payment of $1.7 billion of dividends to holders of our common and preferred stock. We experienced a $2.2 billion increase in the estimated fair value of net assets excluding the effect of capital transactions. We discuss below how the activities of our guaranty and capital markets businesses contributed to this net increase in fair value.

Guaranty Business Activities

The estimated fair value of our net guaranty assets decreased by approximately $1.4 billion, which includes the impact of a $1.6 billion increase in the estimated fair value of our guaranty assets due to growth in our guaranty book of business and a $355 million increase in the estimated fair value of master servicing assets and credit enhancements. The increases in the fair value of our guaranty assets and related master servicing assets and credit enhancements were more than offset by a $3.4 billion increase in our guaranty obligations, which reflects the significant slowdown in home price appreciation that occurred during the second half of 2006. We estimate the fair value of our guaranty obligations using simulation models that project our potential future credit losses under various economic scenarios, which incorporate assumptions about default and severity rates and a market rate of return. The slowdown in home price appreciation increased the probability of higher projected credit losses in our simulation models, resulting in an increase in the estimated fair value of our guaranty obligations. However, our actual future credit losses are likely to be significantly less than the estimated increase in the fair value of our guaranty obligations, as the fair value of our guaranty obligations includes not only future expected credit losses but also the economic carrying costs we would expect a market participant to require to assume such obligations. Our combined allowance for loan losses and reserve for guaranty losses reflects our estimate of the probable credit losses inherent in our mortgage credit book of business.

Capital Markets Business Activities

As indicated in Table 22 above, the Lehman U.S. MBS index, which primarily includes 30-year and 15-year mortgages, reflected a decrease in OAS during 2006. However, during 2006, the OAS on securities held by us that are not in the index, such as hybrid ARMs and REMICs, widened and resulted in an overall widening of the OAS for mortgage assets held in our portfolio during 2006 and a decrease in the fair value of our mortgage assets. In addition, debt OAS based on the Lehman U.S. Agency Debt Index to LIBOR decreased by 2.8 basis points to minus 13.8 basis points as of year-end 2006, resulting in an increase in the fair value of our liabilities that further decreased the overall fair value of our net assets. More than offsetting the decline in the fair value of our net assets due to movements in spreads was an increase in fair value due to the decrease in implied volatility during 2006. The combined effect of these market changes and net cash inflows resulted in a modest increase in the fair value of our capital markets business.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The estimated fair value of our net assets increased by $2.1 billion in 2005, which included the effect of the payment of $1.4 billion of dividends to holders of our common and preferred stock. We experienced a $3.5 billion increase in the estimated fair value of net assets excluding the effect of capital transactions. We discuss below how the activities of our guaranty and capital markets businesses contributed to this net increase in fair value.

Guaranty Business Activities

The estimated fair value of our net guaranty assets increased by approximately $1.5 billion. This increase in fair value was primarily due to higher interest rates and a significant increase in home price appreciation during the year. The 30-year Fannie Mae MBS par coupon rate and the 10-year U.S. Treasury note yield increased in 2005, which slowed the rate of expected prepayments and increased the fair value of our net guaranty assets.

Capital Markets Business Activities

Mortgage OAS based on the Lehman U.S. MBS Index to LIBOR increased by 15.7 basis points to 4.2 basis points as of year-end 2005, from minus 11.5 basis points as of year-end 2004. Debt OAS based on the Lehman U.S. Agency Debt Index to LIBOR decreased by 4.7 basis points to minus 11.0 basis points as of year-end 2005, from minus 6.3 basis points as of year-end 2004. This net increase in mortgage-to-debt OAS, a slight decline in interest rates and the flattening of the yield curve resulted in a decline in the fair value of our net mortgage assets. More than offsetting this decline were the cash inflows from our net mortgage assets and a slight decrease in implied volatility.

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

Liquidity

We manage our cash position on a daily basis. Our primary source of cash is proceeds from the issuance of our debt securities, especially short-term debt securities. Our uses of cash currently consist primarily of: the repayment of matured, redeemed and repurchased debt; the purchase of mortgage loans, mortgage-related securities and other investments; and the payment of interest payments on outstanding debt.

Debt Funding

Because our primary source of cash is proceeds from the issuance of our debt securities, we depend on our continuing ability to issue debt securities in the capital markets to meet our cash requirements. We issue a variety of non-callable and callable debt securities in the domestic and international capital markets in a wide range of maturities to meet our large and continuous funding needs. Our Capital Markets group is responsible for the issuance of debt securities to meet our funding needs. Table 24 below provides a summary of our debt activity for the years ended December 31, 2006, 2005 and 2004.

Table 24:  Debt Activity

	For the Year Ended December 31,
	2006	2005	2004
	(Dollars in millions)

Issued during the year:(1)
Short-term:(2)
Amount:(3)	$2,107,737	$2,795,854	$2,055,759
Weighted average interest rate:	4.85%	3.20%	1.50%
Long-term:
Amount:(3)	$181,427	$156,437	$252,658
Weighted average interest rate:	5.49%	4.41%	2.90%
Total issued:
Amount:(3)	$2,289,164	$2,952,291	$2,308,417
Weighted average interest rate:	4.90%	3.26%	1.66%
Redeemed during the year:(1)(4)
Short-term:(2)
Amount:(3)	$2,112,364	$2,944,027	$2,081,726
Weighted average interest rate:	4.44%	3.03%	1.34%
Long-term:
Amount:(3)	$169,397	$196,957	$238,686
Weighted average interest rate:	3.97%	3.51%	3.26%
Total redeemed:
Amount:3)	$2,281,761	$3,140,984	$2,320,412
Weighted average interest rate:	4.41%	3.06%	1.54%

(1)	Excludes debt activity resulting from consolidations and intraday loans.

(2)	Includes Federal funds purchased and securities sold under agreements to repurchase.

(3)	Represents the face amount at issuance or redemption.

(4)	Represents all payments on debt, including regularly scheduled principal payments, payments at maturity, payments as the result of a call and payments for any other repurchases.

We are one of the world’s largest issuers of unsecured debt securities. We issue debt on a regular basis in significant amounts in the capital markets and have a diversified funding base of domestic and international investors. Purchasers of our debt securities include fund managers, commercial banks, pension funds, insurance companies, foreign central banks, state and local governments, and retail investors. Purchasers of our debt securities are also geographically diversified, with a significant portion of our investors located in the U.S., Europe and Asia. The diversity of our debt investors enhances our financial flexibility and limits our dependence on any one source of funding. Our status as a GSE and our current “AAA” (or its equivalent) senior long-term unsecured debt credit ratings are critical to our ability to continuously access the debt capital markets to borrow at attractive rates. The U.S. government does not guarantee our debt, directly or indirectly, and our debt does not constitute a debt or obligation of the U.S. government.

We require regular access to the capital markets because we rely primarily on the issuance of our short-term debt to fund our operations. Our sources of liquidity have consistently been adequate to meet both our short-

term and long-term funding needs, and we anticipate that they will remain adequate. Due to the reduction in the size of our mortgage portfolio after December 31, 2004 pursuant to our capital restoration plan, our debt funding requirements have been lower in 2005, 2006 and in 2007 to date than in 2003 and 2004. However, we remain an active issuer of short-term and long-term debt securities. During 2006, we issued $2.1 trillion in short-term debt, and $181 million in long-term debt. Our short-term and long-term funding needs during 2007 and 2008 are generally expected to be consistent with our needs during 2006, and with the uses of cash described above under “Liquidity.”

As described in “Item 1—Business—Our Charter and Regulation of Our Activities—Regulation and Oversight of Our Activities—OFHEO Regulation—OFHEO Consent Order,” pursuant to the OFHEO consent order, we are currently not permitted to increase our net mortgage portfolio assets above the amount shown in our minimum capital report to OFHEO as of December 31, 2005 ($727.75 billion). We expect that, over the long term, our funding needs and sources of liquidity will remain relatively consistent with current needs and sources. We may increase our issuance of debt in future years if we decide to increase our purchase of mortgage assets following any modification or expiration of the current limitation on the size of our mortgage portfolio.

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

Because we receive funds and make payments throughout each business day, we have implemented actions, including revising our funding strategies, to ensure that we will have access to funds to meet our payment obligations in a timely manner. We have established and periodically may use secured and unsecured intraday funding lines of credit with several large financial institutions. In 2006, we opened six intraday lines of credit with financial institutions in connection with the revised Federal Reserve policy. Certain of these lines of credit require that we post collateral which, in certain limited circumstances, the secured party has the right to repledge to third parties, including the Federal Reserve Bank. As of December 31, 2006, we have approximately $30 billion of securities available for pledge to these parties. These lines of credit are uncommitted intraday loan facilities. As a result, while we expect to continue to use these facilities, we may not be able to draw on them if and when needed. We are currently funding security holder payments on a daily basis and are fully compliant with the revised Federal Reserve policy.

Credit Ratings and Risk Ratings

Our ability to borrow at attractive rates is highly dependent upon our credit ratings. Our senior unsecured debt (both long-term and short-term), benchmark subordinated debt and preferred stock are rated and continuously monitored by Standard & Poor’s, a division of The McGraw Hill Companies (“Standard & Poor’s”), Moody’s Investor Service (“Moody’s”), and Fitch Ratings (“Fitch”), each of which is a nationally recognized statistical rating organization. Table 25 below sets forth the credit ratings issued by each of these rating agencies of our long-term and short-term senior unsecured debt, qualifying benchmark subordinated debt and preferred stock as of August 15, 2007.

Table 25:  Fannie Mae Debt Credit Ratings

	Senior	Senior	Qualifying
	Long-Term	Short-Term	Benchmark		Preferred
	Unsecured Debt	Unsecured Debt	Subordinated Debt		Stock

Standard & Poor’s	AAA	A-1+	AA-	(1)	AA-	(1)
Moody’s	Aaa	P-1	Aa2	(2)	Aa3	(2)
Fitch	AAA	F1+	AA-	(3)	AA-	(4)

(1)	On December 7, 2006, Standard & Poor’s removed our ‘AA-’ preferred stock and subordinated debt ratings from “CreditWatch with negative implications.” The ratings were affirmed and the outlook is negative.

(2)	On December 15, 2005, Moody’s confirmed our preferred stock and subordinated debt ratings with a “stable outlook.”

(3)	On December 7, 2006, Fitch removed our subordinated debt rating from “Rating Watch Negative” and affirmed the ‘AA-’ rating. The outlook is stable.

(4)	On December 7, 2006, Fitch upgraded our preferred stock rating to ‘AA-’ from ‘A+’ and removed the “Rating Watch Negative.” The outlook is stable.

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

Our “risk to the government” rating by Standard & Poor’s as of August 15, 2007 is ‘AA-’ with a negative outlook. On December 7, 2006, Standard & Poor’s removed this rating from “CreditWatch with negative implications” and placed the rating on a negative outlook. Our “Bank Financial Strength Rating” by Moody’s as of August 15, 2007 is ‘B+’ with a stable outlook.

We do not have any covenants in our existing debt agreements that would be violated by a downgrade in our credit ratings. To date, we have not experienced any limitations in our ability to access the capital markets due to a credit ratings downgrade. See “Item 1A—Risk Factors” for a discussion of the potential risks associated with a downgrade of our credit ratings.

Contractual Obligations

Table 26 summarizes our expectation as to the effect on our liquidity and cash flows in future periods of our minimum debt payments and other material noncancelable contractual obligations as of December 31, 2006. Our current contractual obligations as of the date of this report are different than the contractual obligations as of December 31, 2006 presented in the table below, primarily with respect to our debt obligations. We had total outstanding debt of $767.7 billion and $764.7 billion as of December 31, 2006 and 2005, respectively.

Table 26:  Contractual Obligations

	Payments Due by Period as of December 31, 2006
		Less than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years
	(Dollars in millions)

Long-term debt obligations(1)	$594,473	$134,560	$187,050	$105,508	$167,355
Contractual interest on long-term debt obligations(2)	154,166	27,430	39,310	24,812	62,614
Operating lease obligations(3)	181	36	47	40	58
Purchase obligations:
Mortgage commitments(4)	21,799	21,681	118	—	—
Other purchase obligations(5)	85	74	11	—	—
Other long-term liabilities reflected in the consolidated balance sheet(6)	5,433	3,882	1,145	182	224

Total contractual obligations	$776,137	$187,663	$227,681	$130,542	$230,251

(1)	Represents the carrying amount of our long-term debt assuming payments are made in full at maturity. Amounts exclude approximately $6.8 billion in long-term debt from consolidations. Amounts include unamortized net premium and other cost basis adjustments of approximately $11.9 billion.

(2)	Excludes contractual interest on long-term debt from consolidations.

(3)	Includes certain premises and equipment leases.

(4)	Includes on- and off-balance sheet commitments to purchase loans and mortgage-related securities.

(5)	Includes only unconditional purchase obligations that are subject to a cancellation penalty for certain telecom services, software and computer services, and agreements. Excludes arrangements that may be cancelled without penalty.

(6)	Excludes risk management derivative transactions that may require cash settlement in future periods and our obligations to stand ready to perform under our guaranties relating to Fannie Mae MBS and other financial guaranties, because the amount and timing of payments under these arrangements are generally contingent upon the occurrence of future events. For a description of the amount of our on- and off-balance sheet Fannie Mae MBS and other financial guaranties as of December 31, 2006, see “Off-Balance Sheet Arrangements and Variable Interest Entities.” Includes future cash payments due under our contractual obligations to fund LIHTC and other partnerships that are unconditional and legally binding, as well as cash received as collateral from derivative counterparties, which are included in the consolidated balance sheets under “Partnership liabilities” and “Other liabilities,” respectively. Amounts also include our obligation to fund partnerships that have been consolidated.

Cash Flows

Cash Flows for the Year Ended December 31, 2006

Cash and cash equivalents increased by $419 million, or 15%, to $3.2 billion as of December 31, 2006 from $2.8 billion as of the end of the prior year.

•	We generated net cash of $31.7 billion in operating activities in 2006, primarily due to net income and a net decrease in trading securities. Our cash generated by operating activities was partially offset by purchases of HFS loans.

•	We used net cash of $13.8 billion in investing activities during 2006, primarily due to purchases of AFS securities, held-for-investment (“HFI”) loans and advances to lenders. Our cash used by investing activities was partially offset by maturities and sales of AFS securities and repayments of HFI loans.

•	We used net cash of $17.5 billion in financing activities during 2006, primarily due to reduced proceeds from issuances of short term debt, offset by decreased payments for redemptions of short-term debt.

Cash Flows for the Year Ended December 31, 2005

Cash and cash equivalents increased by $165 million, or 6%, to $2.8 billion as of December 31, 2005 from $2.7 billion as of the end of the prior year.

•	We generated net cash of $78.1 billion in operating activities in 2005, primarily due to net income and a net decrease in trading securities. Our cash generated by operating activities was partially offset by purchases of HFS loans.

•	We generated net cash of $139.4 billion in investing activities in 2005, primarily due to proceeds we received from sales and maturities of AFS securities and proceeds from the sale of HFI loans as we reduced our portfolio. The cash increases were partially offset by advances to lenders and purchases of AFS securities and HFI loans.

•	We used net cash of $217.4 billion in financing activities in 2005, primarily for the net redemption of short-term and long-term debt.

Cash Flows for the Year Ended December 31, 2004

Cash and cash equivalents decreased by $740 million, or 22%, to $2.7 billion as of December 31, 2004 from $3.4 billion as of the end of the prior year.

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

Capital Management

Our objective in managing capital is to maximize long-term stockholder value through the pursuit of business opportunities that provide attractive returns while maintaining capital at levels sufficient to ensure compliance with both our regulatory and internal capital requirements.

Capital Management Framework

As part of its responsibilities under the 1992 Act, OFHEO has regulatory authority as to the capital requirements established by the 1992 Act, issuing regulations on capital adequacy and enforcing capital standards. The 1992 Act capital standards include minimum and critical capital requirements calculated as specified percentages of our assets and our off-balance sheet obligations, such as outstanding guaranties. In addition, the 1992 Act capital requirements include a risk-based capital requirement that is calculated as the amount of capital needed to withstand a severe ten-year stress period characterized by extreme movements in interest rates and simultaneous severe credit losses. Moreover, to allow for management and operations risks, an additional 30% is added to the amount necessary to withstand the ten-year stress period. A detailed description of our regulatory capital requirements can be found in “Item 1—Business—Our Charter and Regulation of Our Activities—OFHEO Regulation—Capital Adequacy Requirements.”

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

To ensure compliance with each of our regulatory capital requirements, we maintain different levels of capital surplus for each capital requirement. The optimal surplus amount for each capital measure is directly tied to the volatility of the capital requirement and related core capital base. Because it is explicitly tied to risk, the statutory risk-based capital requirement tends to be more volatile than the ratio-based minimum capital requirement. Quarterly changes in economic conditions (such as interest rates, spreads and home prices) can materially impact the calculated risk-based capital requirement, as was the case in 2006. As a consequence, we generally seek to maintain a larger surplus over the risk-based capital requirement to ensure continued compliance.

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

Capital Classification Measures

The table below shows our core capital, total capital and other capital classification measures as of December 31, 2006 and 2005.

Table 27:  Regulatory Capital Surplus

	As of December 31,
	2006(1)	2005
	(Dollars in millions)

Core capital(2)	$41,950	$39,433
Statutory minimum capital(3)	29,359	28,233

Surplus of core capital over required minimum capital	12,591	11,200

Surplus of core capital percentage over required minimum capital(4)	42.9%	39.7%
Core capital(2)	$41,950	$39,433
OFHEO-directed minimum capital(5)	38,166	36,703

Surplus of core capital over OFHEO-directed minimum capital	3,784	2,730

Surplus of core capital percentage over OFHEO-directed minimum capital(6)	9.9%	7.4%
Total capital(7)	$42,703	$40,091
Statutory risk-based capital(8)	26,870	12,636

Surplus of total capital over required risk-based capital	$15,833	$27,455

Surplus of total capital percentage over required risk-based capital(9)	58.9%	217.3%
Core capital(2)	$41,950	$39,433
Statutory critical capital(10)	15,149	14,536

Surplus of core capital over required critical capital	$26,801	$24,897

Surplus of core capital percentage over required critical capital(11)	176.9%	171.3%

(1)	Except for statutory risk-based capital amounts, all amounts represent estimates that will be resubmitted to OFHEO for their certification. Statutory risk-based capital amounts represent previously announced results by OFHEO. OFHEO may determine that results require restatement in the future based upon analysis provided by us.

(2)	The sum of (a) the stated value of our outstanding common stock (common stock less treasury stock); (b) the stated value of our outstanding non-cumulative perpetual preferred stock; (c) our paid-in capital; and (d) our retained earnings. Core capital excludes AOCI.

(3)	Generally, the sum of (a) 2.50% of on-balance sheet assets; (b) 0.45% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties; and (c) up to 0.45% of other off-balance sheet obligations, which may be adjusted by the Director of OFHEO under certain circumstances (See 12 CFR 1750.4 for existing adjustments made by the Director of OFHEO).

(4)	Defined as the surplus of core capital over statutory minimum capital expressed as a percentage of statutory minimum capital.

(5)	This requirement was effective as of September 30, 2005, and is defined as a 30% surplus over the statutory minimum capital requirement. We are currently required to maintain this surplus under the OFHEO consent order until such time as the Director of OFHEO determines that the requirement should be modified or allowed to expire, taking into account factors such as the resolution of accounting and internal control issues.

(6)	Defined as the surplus of core capital over the OFHEO-directed minimum capital expressed as a percentage of the OFHEO-directed minimum capital.

(7)	The sum of (a) core capital and (b) the total allowance for loan losses and reserve for guaranty losses, less (c) the specific loss allowance (that is, the allowance required on individually-impaired loans). The specific loss allowance totaled $106 million and $66 million as of December 31, 2006 and 2005, respectively.

(8)	Defined as the amount of total capital required to be held to absorb projected losses flowing from future adverse interest rate and credit risk conditions specified by statute (see 12 CFR 1750.13 for conditions), plus 30% mandated by statute to cover management and operations risk.

(9)	Defined as the surplus of total capital over statutory risk-based capital expressed as a percentage of statutory risk-based capital.

(10)	Generally, the sum of (a) 1.25% of on-balance sheet assets; (b) 0.25% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties; and (c) up to 0.25% of other off-balance sheet obligations, which may be adjusted by the Director of OFHEO under certain circumstances.

(11)	Defined as the surplus of core capital over statutory critical capital, expressed as a percentage of statutory critical capital.

For each quarter of 2005 and 2006, we have been classified by OFHEO as adequately capitalized. On June 28, 2007, OFHEO announced that we were classified as adequately capitalized as of March 31, 2007 (the most recent quarter for which OFHEO has published its capital classification). Our adjusted core capital of $42.3 billion as of March 31, 2007 exceeded our adjusted statutory minimum capital requirement by $12.8 billion, and our adjusted OFHEO-directed minimum capital requirement by $3.9 billion. Because we have not yet prepared audited consolidated financial statements for any periods after December 31, 2006, OFHEO’s capital classifications for periods after December 31, 2006 are based on our estimates of our financial condition as of those periods and remain subject to revision.

Common Stock

Shares of common stock outstanding, net of shares held in treasury, totaled approximately 972 million and 971 million as of December 31, 2006 and 2005, respectively. We issued 1.6 million and 1.5 million shares of common stock from treasury for our employee benefit plans during 2006 and 2005, respectively, We did not issue any common stock during 2006 and 2005 other than in accordance with these plans. Our ability to issue common stock will be limited until we have returned to timely financial reporting.

In January 2003, our Board of Directors approved a stock repurchase program (the “General Repurchase Authority”) authorizing us to repurchase up to 5% of our shares of common stock outstanding as of December 31, 2002, as well as additional shares to offset stock issued, or expected to be issued, under our employee benefit plans. Under this General Repurchase Authority, which does not have a specified expiration date, we repurchased 7.2 million shares of common stock at a weighted average cost per share of $73.67 in 2004. We have not repurchased any shares from the open market pursuant to this General Repurchase Authority since July 2004.

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

Since April 2005, we have prohibited all of our employees from engaging in purchases or sales of our securities except in limited circumstances relating to financial hardship. In November 2005, our Board of Directors authorized the creation of a stock repurchase program that permits us to repurchase up to $100 million of our shares from our non-officer employees, who are employees below the level of vice president. Under the program, we may repurchase shares weekly at fair market value only during the 30-trading day period following our quarterly filings on Form 12b-25 with the SEC. Officers and members of our Board of Directors are not permitted to participate in the program. On March 22, 2006, OFHEO advised us that it had no objection to our proceeding with the program on the terms described to OFHEO. We implemented the program in May 2006. From May 31, 2006 to June 30, 2007, we purchased an aggregate of 82,321 shares of common stock from our employees under the program. The employee stock repurchase program does not have a specified expiration date.

Non-Cumulative Preferred Stock

We have not issued preferred stock since December 31, 2004. We did not redeem any preferred stock during 2006 and 2005. We redeemed our Series J Preferred stock on February 28, 2007, and our Series K Preferred Stock on April 2, 2007.

Subordinated Debt

On September 1, 2005, we agreed with OFHEO to make specific commitments relating to the issuance of qualifying subordinated debt. These commitments replaced our October 2000 voluntary initiatives relating to the maintenance of qualifying subordinated debt. We agreed to issue qualifying subordinated debt, rated by at least two nationally recognized statistical rating organizations, in a quantity such that the sum of our total capital plus the outstanding balance of our qualifying subordinated debt equals or exceeds the sum of (1) outstanding Fannie Mae MBS held by third parties times 0.45% and (2) total on-balance sheet assets times 4%, which we refer to as our “subordinated debt requirement.” We must also take reasonable steps to maintain sufficient outstanding subordinated debt to promote liquidity and reliable market quotes on market values. We also agreed to provide periodic public disclosure of our compliance with these commitments, including a comparison of the quantities of qualifying subordinated debt and total capital to the levels required by our agreement with OFHEO.

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

Our total capital plus the outstanding balance of our qualifying subordinated debt was approximately $50.2 billion and exceeded our subordinated debt requirement by an estimated $8.2 billion as of March 31, 2007 (the most recent date for which results have been published by OFHEO). The sum of our total capital plus the outstanding balance of our qualifying subordinated debt exceeded our subordinated debt requirement by an estimated $8.6 billion, or 20.7%, as of December 31, 2006, and by $8.3 billion, or 20.4%, as of December 31, 2005. Because we have not yet prepared audited consolidated financial statements for any periods after December 31, 2006, determinations for periods after December 31, 2006 are based on our estimates of our financial condition as of those periods and remain subject to revision. Qualifying subordinated debt with a remaining maturity of less than five years receives only partial credit in this calculation. One-fifth of the outstanding amount is excluded each year during the instrument’s last five years before maturity and, when the remaining maturity is less than one year, the instrument is entirely excluded.

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

We have not issued any subordinated debt securities since 2003. We had qualifying subordinated debt totaling $2.0 billion and $1.5 billion, based on redemption value, that matured in January 2007 and May 2006, respectively. As of the date of this filing, we have $9.0 billion in outstanding qualifying subordinated debt.

Dividends

In January 2005, our Board of Directors reduced our quarterly dividend rate by 50%, from $0.52 per share of common stock to $0.26 per share of common stock. We reduced our common stock dividend rate in order to increase our capital surplus, which was a component of our capital restoration plan. In December 2006, the Board of Directors increased our dividend rate to $0.40 per share of common stock, beginning in the fourth quarter of 2006, and increased our dividend rate again to $0.50 per share of common stock, beginning in the second quarter of 2007.

We paid common stock dividends of:

•	$0.26 per share for each quarter of 2005 and for the first, second and third quarters of 2006;

•	$0.40 per share for the fourth quarter of 2006 and first quarter of 2007; and

•	$0.50 per share for the second quarter of 2007.

On July 17, 2007, our Board of Directors declared common stock dividends of $0.50 per share for the third quarter of 2007, payable on August 27, 2007. Our Board of Directors has approved preferred stock dividends for periods commencing December 31, 2004, up to but excluding September 30, 2007. See “Notes to Consolidated Financial Statements—Note 17, Preferred Stock” for detailed information on our preferred stock dividends.

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

The most significant off-balance sheet arrangements that we engage in result from the mortgage loan securitization and resecuritization transactions that we routinely enter into as part of the normal course of our business operations. Our Single-Family business generates most of its revenues through the guaranty fees earned from these securitization transactions. In addition, our HCD business generates a significant amount of its revenues through the guaranty fees earned from these securitization transactions. We also enter into other guaranty transactions and hold LIHTC partnership interests that may involve off-balance sheet arrangements.

Fannie Mae MBS Transactions and Other Financial Guaranties

As described in “Item 1—Business,” both our Single-Family business and our HCD business generate revenues through guaranty fees earned in connection with the issuance of Fannie Mae MBS. In connection with our guaranties issued or modified on or after January 1, 2003, we record in the consolidated balance sheets a guaranty obligation based on an estimate of our non-contingent obligation to stand ready to perform under these guaranties. We also record in the consolidated balance sheets a reserve for guaranty losses based on an estimate of our incurred credit losses on all of our guaranties, irrespective of the issuance date.

While we hold some Fannie Mae MBS in our mortgage portfolio, the substantial majority of outstanding Fannie Mae MBS is held by third parties and therefore is generally not reflected in the consolidated balance sheets. Of the $2.0 trillion and $1.9 trillion in total outstanding Fannie Mae MBS as of December 31, 2006 and 2005, respectively, we held $199.6 billion and $234.5 billion, respectively, in our portfolio. Fannie Mae MBS held in our portfolio is reflected in the consolidated balance sheets as “Investments in securities.” We consolidate certain Fannie Mae MBS trusts depending on the significance of our interest in those MBS trusts. Upon consolidation, we recognize the assets of the consolidated trust. As of December 31, 2006 and 2005, we recognized $105.6 billion and $111.3 billion, respectively, of assets from the consolidation of certain MBS trusts. As of December 31, 2006 and 2005, there was approximately $1.8 trillion and $1.6 trillion, respectively, in outstanding and unconsolidated Fannie Mae MBS held by third parties, which is not reflected in the consolidated balance sheets.

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

Our maximum potential exposure to credit losses relating to our outstanding and unconsolidated Fannie Mae MBS held by third parties and our other financial guaranties is significantly higher than the carrying amount of the guaranty obligations and reserve for guaranty losses that are reflected in the consolidated balance sheets. In the case of outstanding and unconsolidated Fannie Mae MBS held by third parties, our maximum potential exposure arising from these guaranties is primarily represented by the unpaid principal balance of the mortgage loans underlying these Fannie Mae MBS, which was $1.8 trillion and $1.6 trillion as of December 31, 2006 and 2005, respectively. In the case of our other financial guaranties, our maximum potential exposure is primarily represented by the unpaid principal balance of the underlying bonds and loans, which totaled $19.7 billion and $19.2 billion as of December 31, 2006 and 2005, respectively.

Based on our historical credit losses, which represent less than 0.03% of our mortgage credit book of business for each year from 2004 to 2006, we do not believe that the maximum exposure on our Fannie Mae MBS and other credit-related guaranties is representative of our actual credit exposure relating to these guaranties. In the event that we were required to make payments under these guaranties, we would pursue recovery of these payments by exercising our rights to the collateral backing the underlying loans or through available credit enhancements (which includes all recourse with third parties and mortgage insurance).

The table below presents a summary of our on- and off-balance sheet Fannie Mae MBS and other guaranty obligations as of December 31, 2006 and 2005.

Table 28:  On- and Off-Balance Sheet MBS and Other Guaranty Arrangements

	As of December 31,
	2006	2005
	(Dollars in millions)

Fannie Mae MBS and other guaranties outstanding(1)	$1,996,941	$1,852,521
Less: Fannie Mae MBS held in portfolio(2)	199,644	234,451

Fannie Mae MBS held by third parties and other guaranties	$1,797,297	$1,618,070

(1)	Includes $19.7 billion and $19.2 billion in unpaid principal balance of other guaranties as of December 31, 2006 and 2005, respectively. Excludes $105.6 billion and $111.3 billion in unpaid principal balance of consolidated Fannie Mae MBS as of December 31, 2006 and 2005, respectively.

(2)	Amounts represent unpaid principal balance and are recorded in “Investments in securities” in the consolidated balance sheets.

For more information on our securitization transactions, including the interests we retain in these transactions, cash flows from these transactions, and our accounting for these transactions, see “Notes to Consolidated Financial Statements—Note 6, Portfolio Securitizations,” “Notes to Consolidated Financial Statements—Note 8, Financial Guaranties and Master Servicing” and “Notes to Consolidated Financial Statements—Note 18, Concentrations of Credit Risk.” For information on the revenues and expenses associated with our Single-Family and HCD businesses, refer to “Business Segment Results.”

LIHTC Partnership Interests

In most instances, we are not the primary beneficiary of our LIHTC partnership investments, and therefore our consolidated balance sheets reflect only our investment in the partnership, rather than the full amount of the partnership’s assets and liabilities. In certain instances, we have been determined to be the primary beneficiary of the investments, and therefore all of the partnership assets and liabilities have been recorded in the consolidated balance sheets, and the portion of these investments owned by third parties is recorded in the consolidated balance sheets as an offsetting minority interest. Our investments in LIHTC partnerships are recorded in the consolidated balance sheets as “Partnership investments.”

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

As of December 31, 2006, we had a recorded investment in these LIHTC partnerships of $8.8 billion. Our risk exposure relating to these LIHTC partnerships is limited to the amount of our investment and the possible recapture of the tax benefits we have received from the partnership. Neither creditors of, nor equity investors in, these partnerships have any recourse to our general credit. To manage the risks associated with a partnership, we track compliance with the LIHTC requirements, as well as the property condition and financial performance of the underlying investment throughout the life of the investment. In addition, we evaluate the strength of the partnership’s sponsor through periodic financial and operating assessments. Further, in some of our LIHTC partnership investments, our exposure to loss is further mitigated by our having a guaranteed economic return from an investment grade counterparty.

The table below provides information regarding our LIHTC partnership investments as of and for the years ended December 31, 2006 and 2005.

Table 29:  LIHTC Partnership Investments

	2006		2005
	Consolidated	Unconsolidated	Consolidated	Unconsolidated
	(Dollars in millions)

As of December 31:
Obligation to fund LIHTC partnerships	$1,101	$1,538	$833	$1,698
For the year ended December 31:
Tax credits from investments in LIHTC partnerships	$419	$531	$366	$467
Losses from investments in LIHTC partnerships	288	553	275	518
Tax benefits on credits and losses from investments in LIHTC partnerships	520	725	462	649
Contributions to LIHTC partnerships	690	1,053	484	743
Distributions from LIHTC partnerships	1	8	2	1

For more information on our off-balance sheet transactions, see “Notes to Consolidated Financial Statements—Note 18, Concentrations of Credit Risk.”

2006 QUARTERLY REVIEW

We provide certain selected unaudited quarterly financial statement information for the years ended December 31, 2006 and 2005 in “Notes to Consolidated Financial Statements—Note 21, Selected Quarterly Financial Information (Unaudited).” The selected financial information includes the following:

•	Consolidated statements of income for the quarters ended March 31, 2006, June 30, 2006, September 30, 2006 and December 31, 2006.

•	Consolidated statements of income for the quarters ended March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005.

•	Condensed consolidated balance sheets as of March 31, 2006, June 30, 2006, September 30, 2006 and December 31, 2006.

•	Condensed business segment results of operations for the quarters ended March 31, 2006, June 30, 2006, September 30, 2006 and December 31, 2006.

Table 30:  2006 Quarterly Consolidated Statements of Income

	For the 2006 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars and shares in millions, except per share amounts)

Interest income:
Investments in securities	$5,422	$5,791	$5,976	$5,634
Mortgage loans	5,082	5,204	5,209	5,309

Total interest income	10,504	10,995	11,185	10,943

Interest expense:
Short-term debt	1,650	1,907	2,124	2,055
Long-term debt	6,842	7,221	7,533	7,543

Total interest expense	8,492	9,128	9,657	9,598

Net interest income	2,012	1,867	1,528	1,345

Guaranty fee income	930	917	1,063	1,264
Losses on certain guaranty contracts	(27)	(51)	(103)	(258)
Investment gains (losses), net	(675)	(633)	550	75
Derivatives fair value gains (losses), net	906	1,621	(3,381)	(668)
Debt extinguishment gains, net	17	69	72	43
Losses from partnership investments	(194)	(188)	(197)	(286)
Fee and other income	308	62	255	234

Non-interest income (loss)	1,265	1,797	(1,741)	404

Administrative expenses:
Salaries and employee benefits	265	311	307	336
Professional services	347	362	333	351
Occupancy expenses	61	67	64	71
Other administrative expenses	35	40	57	69

Total administrative expenses	708	780	761	827
Minority interest in losses of consolidated subsidiaries	2	3	2	3
Provision for credit losses	79	144	145	221
Foreclosed property expense	23	14	52	105
Other expenses	31	61	99	204

Total expenses	843	1,002	1,059	1,360

Income (loss) before federal income taxes and extraordinary gains (losses)	2,434	2,662	(1,272)	389
Provision for federal income tax expense (benefit)	409	610	(639)	(214)

Income (loss) before extraordinary gains (losses)	2,025	2,052	(633)	603
Extraordinary gains (losses), net of tax effect	1	6	4	1

Net income (loss)	$2,026	$2,058	$(629)	$604

Preferred stock dividends	(122)	(127)	(131)	(131)

Net income (loss) available to common stockholders	$1,904	$1,931	$(760)	$473

Basic earnings (loss) per share:
Earnings (losses) before extraordinary gains (losses)	$1.96	$1.98	$(0.79)	$0.49
Extraordinary gains (losses), net of tax effect	—	0.01	—	—

Basic earnings (loss) per share	$1.96	$1.99	$(0.79)	$0.49

Diluted earnings (loss) per share:
Earnings (losses) before extraordinary gains (losses)	$1.94	$1.96	$(0.79)	$0.49
Extraordinary gains (losses), net of tax effect	—	0.01	—	—

Diluted earnings (loss) per share	$1.94	$1.97	$(0.79)	$0.49

Cash dividends per common share	0.26	0.26	0.26	0.40
Weighted-average common shares outstanding:
Basic	971	971	972	972
Diluted(1)	998	999	972	974

(1)	For the quarters ended September 30, 2006 and December 31, 2006, diluted shares outstanding exclude the effect of our convertible preferred stock as inclusion would be anti-dilutive for the periods.

Table 31:  2005 Quarterly Consolidated Statements of Income

	For the 2005 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars and shares in millions, except per share amounts)

Interest income:
Investments in securities	$6,613	$6,288	$5,884	$5,371
Mortgage loans	5,449	5,128	5,133	4,978

Total interest income	12,062	11,416	11,017	10,349

Interest expense:
Short-term debt	1,766	1,791	1,525	1,480
Long-term debt	6,509	6,728	6,828	6,712

Total interest expense	8,275	8,519	8,353	8,192

Net interest income	3,787	2,897	2,664	2,157

Guaranty fee income	903	1,239	872	911
Losses on certain guaranty contracts(1)	(33)	(31)	(40)	(42)
Investment gains (losses), net	(1,454)	596	(169)	(307)
Derivatives fair value gains (losses), net	(749)	(2,641)	(539)	(267)
Debt extinguishment gains (losses), net	(142)	18	86	(30)
Losses from partnership investments	(200)	(210)	(211)	(228)
Fee and other income	353	459	298	416

Non-interest income (loss)	(1,322)	(570)	297	453

Administrative expenses:
Salaries and employee benefits	174	253	259	273
Professional services	105	166	219	302
Occupancy expenses	53	54	56	58
Other administrative expenses	31	34	33	45

Total administrative expenses	363	507	567	678
Minority interest in (earnings) losses of consolidated subsidiaries	(4)	1	—	1
Provision for credit losses	57	125	172	87
Foreclosed property expense (income)	4	(28)	(8)	19
Other expenses	53	49	76	73

Total expenses	473	654	807	858

Income (loss) before federal income taxes and extraordinary gains (losses)	1,992	1,673	2,154	1,752
Provision for federal income taxes	217	333	406	321

Income before extraordinary gains (losses)	1,775	1,340	1,748	1,431
Extraordinary gains (losses), net of tax effect	65	(2)	(3)	(7)

Net income	$1,840	$1,338	$1,745	$1,424

Preferred stock dividends	(121)	(122)	(122)	(121)

Net income available to common stockholders	$1,719	$1,216	$1,623	$1,303

Basic earnings (loss) per share:
Earnings before extraordinary gains (losses)	$1.71	$1.25	$1.68	$1,35
Extraordinary gains (losses), net of tax effect	.06	—	—	(0.01)

Basic earnings per share	$1.77	$1.25	$1.68	$1.34

Diluted earnings (loss) per share:
Earnings before extraordinary gains (losses)	$1.70	$1.25	$1.66	$1.35
Extraordinary gains (losses), net of tax effect	0.06	—	—	(0.01)

Diluted earnings per share	$1.76	$1.25	$1.66	$1.34

Cash dividends per common share	0.26	0.26	0.26	0.26
Weighted-average common shares outstanding:
Basic	969	970	970	970
Diluted(2)	998	971	998	998

(1)	Reclassified from guaranty fee income to conform to current year presentation.

(2)	For the quarter ended June 30, 2005, diluted shares outstanding exclude the effect of our convertible preferred stock as inclusion would be anti-dilutive for that period.

Table 32:  2006 Quarterly Condensed Consolidated Balance Sheets

	As of
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
	(Dollars in millions)

Assets:
Cash and cash equivalents	$4,675	$18,899	$3,079	$3,239
Fed funds sold and securities purchased under agreements to resell	10,650	17,844	16,803	12,681
Investments in securities:
Trading, at fair value	14,077	13,307	12,034	11,514
Available-for-sale, at fair value	383,423	383,233	372,300	378,598

Total investments in securities	397,500	396,540	384,334	390,112
Mortgage loans:
Loans held for sale, at lower of cost or market	5,422	5,253	10,158	4,868
Loans held for investment, at amortized cost	364,003	370,451	372,507	379,027
Allowance for loan losses	(306)	(314)	(315)	(340)

Total mortgage loans	369,119	375,390	382,350	383,555
Advances to lenders	5,026	5,493	6,054	6,163
Derivative assets at fair value	6,728	8,338	4,604	4,931
Guaranty assets	7,200	7,645	7,800	7,692
Deferred tax assets	7,685	7,685	7,685	8,505
Other assets	25,481	27,305	25,817	27,058

Total assets	$834,064	$865,139	$838,526	$843,936

Liabilities and Stockholders’ Equity:
Liabilities:
Fed funds purchased and securities sold under agreements to repurchase	$—	$—	$196	$700
Short-term debt	157,382	175,858	150,592	165,810
Long-term debt	608,596	612,449	609,670	601,236
Derivative liabilities at fair value	1,105	1,052	1,093	1,184
Reserve for guaranty losses	378	407	447	519
Guaranty obligations	10,396	10,975	11,295	11,145
Other liabilities	17,420	25,626	23,771	21,700

Total liabilities	795,277	826,367	797,064	802,294

Minority interests in consolidated subsidiaries	118	121	124	136
Stockholders’ Equity:
Retained earnings	37,214	38,885	37,872	37,955
Accumulated other comprehensive loss	(2,430)	(4,152)	(487)	(445)
Other stockholders’ equity	3,885	3,918	3,953	3,996

Total stockholders’ equity	38,669	38,651	41,338	41,506

Total liabilities and stockholders’ equity	$834,064	$865,139	$838,526	$843,936

Table 33:  2006 Quarterly Condensed Business Segment Results

	For the Quarter Ended March 31, 2006
	Single-Family		Capital
	Credit Guaranty	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$245	$(75)	$1,842	$2,012
Guaranty fee income (expense)(2)	1,079	119	(268)	930
Losses on certain guaranty contracts	(26)	(1)	—	(27)
Investment gains (losses), net	22	—	(697)	(675)
Derivatives fair value gains, net	—	—	906	906
Debt extinguishment gains, net	—	—	17	17
Losses from partnership investments	—	(194)	—	(194)
Fee and other income	63	70	175	308
Administrative expenses	(339)	(129)	(240)	(708)
(Provision) benefit for credit losses	(84)	5	—	(79)
Other income (expense)	(78)	23	(1)	(56)

Income (loss) before federal income taxes and extraordinary gains	882	(182)	1,734	2,434
Provision (benefit) for federal income taxes	307	(328)	430	409

Income before extraordinary gains	575	146	1,304	2,025
Extraordinary gains, net of tax effect	—	—	1	1

Net income	$575	$146	$1,305	$2,026

(1)	Includes cost of capital charge.

(2)	Includes intercompany guaranty fee income (expense) allocated to Single-Family and HCD from Capital Markets for absorbing the credit risk on mortgage loans held in our portfolio.

	For the Quarter Ended June 30, 2006
	Single-Family		Capital
	Credit Guaranty	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$263	$(81)	$1,685	$1,867
Guaranty fee income (expense)(2)	1,085	105	(273)	917
Losses on certain guaranty contracts	(48)	(3)	—	(51)
Investment gains (losses), net	30	—	(663)	(633)
Derivatives fair value gains, net	—	—	1,621	1,621
Debt extinguishment gains, net	—	—	69	69
Losses from partnership investments	—	(188)	—	(188)
Fee and other income (expense)	62	73	(73)	62
Administrative expenses	(383)	(150)	(247)	(780)
Provision for credit losses	(130)	(14)	—	(144)
Other expenses	(66)	(10)	(2)	(78)

Income (loss) before federal income taxes and extraordinary gains	813	(268)	2,117	2,662
Provision (benefit) for federal income taxes	281	(357)	686	610

Income before extraordinary gains	532	89	1,431	2,052
Extraordinary gains, net of tax effect	—	—	6	6

Net income	$532	$89	$1,437	$2,058

(1)	Includes cost of capital charge.

(2)	Includes intercompany guaranty fee income (expense) allocated to Single-Family and HCD from Capital Markets for absorbing the credit risk on mortgage loans held in our portfolio.

	For the Quarter Ended September 30, 2006
	Single-Family		Capital
	Credit Guaranty	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$257	$(81)	$1,352	$1,528
Guaranty fee income (expense)(2)	1,242	99	(278)	1,063
Losses on certain guaranty contracts	(101)	(2)	—	(103)
Investment gains, net	21	—	529	550
Derivatives fair value losses, net	—	—	(3,381)	(3,381)
Debt extinguishment gains, net	—	—	72	72
Losses from partnership investments	—	(197)	—	(197)
Fee and other income	67	71	117	255
Administrative expenses	(391)	(144)	(226)	(761)
Provision for credit losses	(142)	(3)	—	(145)
Other income (expense)	(141)	(14)	2	(153)

Income (loss) before federal income taxes and extraordinary gains	812	(271)	(1,813)	(1,272)
Provision (benefit) for federal income taxes	283	(360)	(562)	(639)

Income (loss) before extraordinary gains	529	89	(1,251)	(633)
Extraordinary gains, net of tax effect	—	—	4	4

Net income (loss)	$529	$89	$(1,247)	$(629)

(1)	Includes cost of capital charge.

(2)	Includes intercompany guaranty fee income (expense) allocated to Single-Family and HCD from Capital Markets for absorbing the credit risk on mortgage loans and held in our portfolio.

	For the Quarter Ended December 31, 2006
	Single-Family		Capital
	Credit Guaranty	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$161	$(94)	$1,278	$1,345
Guaranty fee income (expense)(2)	1,379	163	(278)	1,264
Losses on certain guaranty contracts	(256)	(2)	—	(258)
Investment gains, net	24	—	51	75
Derivatives fair value losses, net	—	—	(668)	(668)
Debt extinguishment gains, net	—	—	43	43
Losses from partnership investments	—	(286)	—	(286)
Fee and other income (expense)	170	141	(77)	234
Administrative expenses	(453)	(173)	(201)	(827)
Provision for credit losses	(221)	—	—	(221)
Other expenses	(178)	(133)	(1)	(312)

Income (loss) before federal income taxes and extraordinary gains	626	(384)	147	389
Provision (benefit) for federal income taxes	218	(398)	(34)	(214)

Income before extraordinary gains	408	14	181	603
Extraordinary gains, net of tax effect	—	—	1	1

Net income	$408	$14	$182	$604

(1)	Includes cost of capital charge.

(2)	Includes intercompany guaranty fee income (expense) allocated to Single-Family and HCD from Capital Markets for absorbing the credit risk on mortgage loans held in our portfolio.

During the year ended December 31, 2006, our earnings fluctuated from quarter to quarter and included net income of $2.0 billion for the quarter ended March 31, 2006, net income of $2.1 billion for the quarter ended June 30, 2006, a net loss of $629 million for the quarter ended September 30, 2006 and net income of $604 million for the quarter ended December 31, 2006. As discussed in the “Consolidated Results of Operations” section above, we expect that our annual and quarterly results will be volatile, primarily due to changes in market conditions that result in periodic fluctuations in the estimated fair value of our derivative instruments. This is reflected in the consolidated statements of income as “Derivatives fair value losses, net.” The following is a review of our results for the quarterly interim periods in 2006 as compared to the same quarterly interim periods in 2005.

First Quarter Ended March 31, 2006 versus First Quarter Ended March 31, 2005

We recorded net income of $2.0 billion for the first quarter of 2006 compared to net income of $1.8 billion for the first quarter of 2005. The increase in net income was due to a lower level of net investment losses and recognition of net derivatives fair value gains in the first quarter of 2006 as compared to net derivatives fair value losses in the first quarter of 2005, which were offset by a lower level of net interest income and higher administrative expenses.

Net interest income totaled $2.0 billion for the first quarter of 2006 as compared to $3.8 billion for the first quarter of 2005. The reduction in net interest income was due primarily to lower average balances in our mortgage portfolio for the first quarter of 2006 as a result of our 2005 portfolio sales as well as to liquidations and to continued compression of our net interest yield.

Net investment losses totaled $675 million for the first quarter of 2006 as compared to $1.5 billion for the first quarter of 2005. The lower level of net losses resulted from lower other-than-temporary impairment charges on available-for-sale securities as well as lower net unrealized holding losses on trading securities.

We recorded net derivatives fair value gains of $906 million for the first quarter of 2006 as compared to net derivatives fair value losses of $749 million for the first quarter of 2005. The net gains recorded in the first quarter of 2006 were due to an increase in the fair value of open derivative positions as of March 31, 2006 resulting from an increase in interest rates combined with lower net interest costs on interest rate swaps due to the rising rates and lower termination costs. The net losses recorded in the first quarter of 2005 were the result of higher net interest costs on interest rate swaps, termination costs and declines in the fair value of open derivative positions as of March 31, 2005.

We recorded debt extinguishment gains of $17 million for the first quarter of 2006 as compared to debt extinguishment losses of $142 million for the first quarter of 2005. The gains in 2006 were the result of our decision to take advantage of favorable funding spreads relative to LIBOR on new debt issuances and repurchase outstanding debt trading at attractive prices.

Administrative expenses totaled $708 million for the first quarter of 2006 as compared to $363 million for the first quarter of 2005. The increase in administrative expenses was due to higher professional service fees as a result of the restatement and reaudit of our financial results, which were $242 million higher in the first quarter of 2006 as compared to the first quarter of 2005, as well as to higher salaries and employee benefit expenses as a result of increasing our staffing to address the restatement and remediation efforts.

We recorded a provision for federal income tax expense of $409 million for the first quarter of 2006 as compared to $217 million for the first quarter 2005. The increase in provision for income taxes in the first quarter of 2006 as compared to the first quarter of 2005 primarily relates to a $442 million increase in income before taxes. The provision includes taxes accrued on income at the federal statutory rate of 35% adjusted for tax credits recognized for our equity investments in affordable housing projects and tax benefits resulting from our holdings of tax-exempt investments.

Second Quarter Ended June 30, 2006 versus Second Quarter Ended June 30, 2005

We recorded net income of $2.1 billion in the second quarter of 2006 compared to net income of $1.3 billion in the second quarter of 2005. The increase in net income was due to recognition of net derivatives fair value gains in the second quarter of 2006 as compared to net derivatives fair value losses in the second quarter of 2005. The increase was offset primarily by a lower level of net interest income and recognition of net investment losses in the second quarter of 2006 as compared to net investment gains in the second quarter of 2005.

Net interest income totaled $1.9 billion for the second quarter of 2006 as compared to $2.9 billion for the second quarter of 2005. The reduction in net interest income was due primarily to lower average balances in our mortgage portfolio for the second quarter of 2006 as a result of our 2005 portfolio sales as well as to liquidations and to continued compression of our net interest yield.

Guaranty fee income totaled $917 million for the second quarter of 2006 as compared to $1.2 billion for the second quarter of 2005. The decrease in guaranty fee income was due to an increase in interest rates in the second quarter of 2006 resulting in the deceleration of amortization of deferred fees net of impairment charges for guaranty assets as opposed to a decline in interest rates in the second quarter of 2005 resulting in the acceleration of amortization of deferred fees net of impairment charges. An increase in mortgage rates reduces the rate of expected mortgage loan prepayments thereby increasing the average expected life of the guaranty assets and slowing the rate of amortization of deferred fees.

Net investment losses totaled $633 million for the second quarter of 2006 as compared to net investment gains of $596 million for the second quarter of 2005. The net losses recorded in the second quarter of 2006 reflected net unrealized holding losses on trading securities as interest rates rose during the second quarter of 2006 and other-than-temporary impairment charges on available-for-sale securities due to rising rates and an intent to sell the securities. Net gains recorded in the second quarter of 2005 reflected net unrealized holding gains on trading securities as interest rates declined during the second quarter of 2005.

We recorded net derivatives fair value gains of $1.6 billion for the second quarter of 2006 as compared to net derivatives fair value losses of $2.6 billion for the second quarter of 2005. The net gains recorded in the second quarter of 2006 were due to an increase in the fair value of open derivative positions as of June 30, 2006 resulting from an increase in interest rates combined with lower net interest costs on interest rate swaps. The net losses recorded in the second quarter of 2005 were the result of losses in the fair value of open derivative positions as of June 30, 2005 caused by a decrease in interest rates during the second quarter of 2005 and higher net interest costs on interest rate swaps.

Fee and other income totaled $62 million for the second quarter of 2006 as compared to $459 million for the second quarter of 2005. The decrease in fee and other income was primarily the result of recognition of foreign exchange losses on foreign-denominated debt in the second quarter of 2006 of $161 million as compared to the recognition of foreign exchange gains in the second quarter of 2005 of $226 million. These gains (losses) were offset by corresponding gains (losses) on foreign currency swaps recorded as a component of “Derivatives fair value gains (losses), net in the consolidated statements of income as we eliminate our exposure to fluctuations in foreign exchange rates by entering into foreign currency swaps to convert foreign-denominated debt to U.S. dollars.

Administrative expenses totaled $780 million for the second quarter of 2006 as compared to $507 million for the second quarter of 2005. The increase in administrative expenses was due to higher professional service fees as a result of the restatement and reaudit of our financial results, which were $196 million higher in the second quarter of 2006 as compared to the second quarter of 2005, as well as to higher salaries and employee benefit expenses as a result of increasing our staffing to address the restatement and remediation efforts.

We recorded a provision for federal income tax expense of $610 million for the second quarter of 2006 as compared to $333 million for the second quarter of 2005. The increase in provision for income taxes in the second quarter of 2006 as compared to the second quarter of 2005 primarily relates to a $989 million increase in income before taxes. The provision includes taxes accrued on income at the federal statutory rate of 35% adjusted for tax credits recognized for our equity investments in affordable housing projects and tax benefits resulting from our holdings of tax-exempt investments.

Third Quarter Ended September 30, 2006 versus Third Quarter Ended September 30, 2005

We recorded a net loss of $629 million for the third quarter of 2006 compared to net income of $1.7 billion for the third quarter of 2005. The decrease in net income was due to recognition of a higher level of net derivatives fair value losses and a lower level of net interest income offset by recognition of net investment gains in the third quarter of 2006 compared to net investment losses in the third quarter of 2005.

Net interest income totaled $1.5 billion for the third quarter of 2006 as compared to $2.7 billion for the third quarter of 2005. The reduction in net interest income was due primarily to lower average balances in our mortgage portfolio for the third quarter of 2006 as a result of our 2005 portfolio sales as well as to liquidations and to continued compression of our net interest yield.

Guaranty fee income totaled $1.1 billion for the third quarter of 2006 as compared to $872 million for the third quarter of 2005. The increase in guaranty fee income was due to the acceleration of amortization of deferred fees net of impairment charges for guaranty assets resulting from a decline in interest rates in the third quarter of 2006.

Net investment gains in the third quarter of 2006 totaled $550 million as compared to net investment losses of $169 million for the third quarter of 2005. The net gains recorded in the third quarter of 2006 reflected net unrealized holding gains on trading securities as interest rates declined during the quarter. The net investment losses recorded in the third quarter of 2005 were attributable to net unrealized holding losses on trading securities due to rising interest rates during the quarter.

We recorded net derivatives fair value losses of $3.4 billion for the third quarter of 2006 as compared to $539 million for the third quarter of 2005. The net losses recorded in the third quarter of 2006 were due to a decrease in the fair value of open derivative positions as of September 30, 2006 resulting from a decline in interest rates. The net losses recorded in the third quarter of 2005 were attributable to a decline in the fair value of open derivative positions as of September 30, 2005 and net interest costs on interest rate swaps.

Administrative expenses totaled $761 million for the third quarter of 2006 as compared to $567 million for the third quarter of 2005. The increase in administrative expenses was due to higher professional service fees as a result of the restatement and reaudit of our financial results, which were $114 million higher in the third quarter of 2006 as compared to the third quarter of 2005, as well as to higher salaries and employee benefit expenses as a result of increasing our staffing to address the restatement and remediation efforts.

The provision for credit losses totaled $145 million for the third quarter of 2006 as compared to $172 million for the third quarter of 2005. The provision for credit losses for the third quarter of 2006 increased sequentially from the second quarter of 2006 as we began to observe an increase in default rates. However, the provision for credit losses in the third quarter of 2006 was slightly lower than the third quarter of 2005 as the third quarter of 2005 included $106 million for our estimate of incurred losses related to Hurricane Katrina.

We recorded a provision for federal income tax benefit of $639 million for the third quarter of 2006 as compared to a provision for federal income tax expense of $406 million for the third quarter of 2005. The federal income tax benefit in the third quarter of 2006 relates to a loss before taxes for the third quarter of 2006 as compared to income before taxes for the third quarter of 2005 at the federal statutory rate of 35% adjusted for tax credits recognized for our equity investments in affordable housing projects and tax benefits resulting from our holdings of tax-exempt investments.

Fourth Quarter Ended December 31, 2006 versus Fourth Quarter Ended December 31, 2005

We recorded net income of $604 million for the fourth quarter of 2006 compared to net income of $1.4 billion for the fourth quarter of 2005. The decrease in net income was due to a lower level of net interest income and recognition of a higher level of net derivatives fair value losses.

Net interest income totaled $1.3 billion for the fourth quarter of 2006 as compared to $2.2 billion for the fourth quarter 2005. The reduction in net interest income was due primarily to a higher cost of funds in the fourth quarter of 2006 resulting in a compressed net interest yield as compared to the fourth quarter of 2005.

Guaranty fee income totaled $1.3 billion for the fourth quarter of 2006 as compared to $911 million for the fourth quarter of 2005. The increase in guaranty fee income was due to the acceleration of amortization of deferred fees net of impairment charges for guaranty assets resulting from a decline in interest rates in the fourth quarter of 2006 as well as the early liquidation of an HCD guaranty contract that accelerated amortization of the remaining associated guaranty fee income.

Losses on certain guaranty contracts totaled $258 million for the fourth quarter of 2006 as compared to $42 million for the fourth quarter of 2005. The increased loss during the fourth quarter of 2006 relates primarily to the slowdown in home appreciation in the latter half of 2006, which resulted in an increase in our modeled expectation of credit risk and higher initial losses on some of our MBS issuances.

Net investment gains in the fourth quarter of 2006 totaled $75 million as compared to net investment losses of $307 million for the fourth quarter of 2005. The net losses recorded in the fourth quarter of 2005 were attributable to other-than-temporary impairment charges on available-for-sale securities due to rising rates and an intent to sell the securities and unrealized holding losses on trading securities as a result of rising interest rates.

We recorded net derivatives fair value losses of $668 million for the fourth quarter of 2006 as compared to $267 million for the fourth quarter of 2005. The net losses in 2006 were due to a decrease in the fair value of open derivative positions as of December 31, 2006 resulting from a small decline in interest rates. The net losses in 2005 were due to a decrease in fair value of open derivative positions as of December 31, 2005 and net interest costs on interest rate swaps.

Fee and other income totaled $234 million for the fourth quarter of 2006 as compared to $416 million for the fourth quarter of 2005. The decrease in fee and other income was primarily the result of recognition of foreign exchange losses on foreign-denominated debt in the fourth quarter of 2006 of $107 million as compared to the recognition of foreign exchange gains in the fourth quarter of 2005 of $138 million. These gains (losses) were offset by corresponding gains (losses) on foreign currency swaps recorded as a component of “Derivatives fair value gains (losses), net” in the consolidated statements of income as we eliminate our exposure to fluctuations in foreign exchange rates by entering into foreign currency swaps to convert foreign-denominated debt to U.S. dollars. Additionally, in the fourth quarter of 2006, we recorded float income of $111 million as fee and other income, which prior to November 2006 was recorded as net interest income.

Administrative expenses totaled $827 million for the fourth quarter of 2006 as compared to $678 million for the fourth quarter of 2005. The increase in administrative expenses was due to higher professional service fees as a result of the restatement and reaudit of our financial results, which were $49 million higher in the fourth quarter of 2006 as compared to the fourth quarter of 2005, as well as to higher salaries and employee benefit expenses as a result of increasing our staffing to address the restatement and remediation efforts.

The provision for credit losses totaled $221 million for the fourth quarter of 2006 as compared to $87 million for the fourth quarter of 2005. The provision for credit losses for the fourth quarter of 2006 increased as compared to the fourth quarter of 2005 as a result of an observable trend of increasing defaults that began in the third quarter of 2006.

Other expenses totaled $204 million for the fourth quarter of 2006 as compared to $73 million for the fourth quarter of 2005. Other expenses for the fourth quarter of 2006 increased as compared to the fourth quarter of 2005 as a result of the early liquidation of an HCD guaranty contract that accelerated amortization of the remaining credit enhancement asset as well as accelerated amortization of the remaining associated guaranty fee income.

We recorded a provision for a federal income tax benefit of $214 million for the fourth quarter of 2006 as compared to a provision for federal income tax expense of $321 million for the fourth quarter of 2005. The federal income tax benefit for the fourth quarter of 2006 relates to a reduction in our effective tax rate from the projected income tax rate applied during the first nine months of 2006 upon completion of our annual calculation of provision for income taxes. In the fourth quarter of 2005, higher net income before income taxes offset any differences between the actual and projected income tax rate resulting in income tax expense. These amounts reflect the federal statutory rate of 35% adjusted for tax credits recognized for our equity investments in affordable housing projects and tax benefits resulting from our holdings of tax-exempt investments.

RISK MANAGEMENT

As discussed in “Item 1—Business—Risk Management,” our businesses expose us to the following four major categories of risks that often overlap: credit risk, market risk, operational risk and liquidity risk. We also are subject to a number of other risks that could adversely impact our business, financial condition, results of operations and cash flows, including legal and reputational risks that may arise due to a failure to comply with laws, regulations or ethical standards and codes of conduct applicable to our business activities and functions. See “Item 1A—Risk Factors.”

Effective management of risks is an integral part of our business and critical to our safety and soundness. In the following sections, we provide an overview of our corporate risk governance structure and risk management processes, which are intended to identify, measure, monitor and control the principal risks we assume in conducting our business activities in accordance with defined policies and procedures. Following the risk governance overview, we provide additional information on how we manage each of our four major categories of risk.

Risk Governance

Our corporate risk framework is intended to ensure that people and processes are organized in a way that promotes a cross-functional approach to risk management and that controls are in place to better manage our risks. Basic tenets of our corporate risk framework include:

•	establishing corporate-wide policies for risk management,

•	delegating to business units primary responsibility for the management of the day-to-day risks inherent in the activities of the business unit,

•	enacting policies and procedures designed to ensure that we have an independent risk oversight function with appropriate checks and balances throughout our company, and

•	monitoring aggregate risks and compliance with risk policies at a corporate level.

As shown in the following chart, our corporate risk framework is supported by a governance structure encompassing the Board of Directors, an independent corporate risk oversight organization, business units, management-level risk committees and Internal Audit.

Board of Directors

The Board of Directors is responsible for approving our risk governance framework and providing capital and risk management oversight. The Board exercises its oversight of credit risk, market risk, operational risk and liquidity risk through the Board’s Risk Policy and Capital Committee. The responsibilities of the Risk Policy and Capital Committee include recommending for Board approval enterprise risk governance policy and limits consistent with our mission, safety and soundness; overseeing the development of risk policies and procedures; overseeing compliance with all enterprise-wide risk management policies; overseeing the Chief Risk Office; and reviewing the sufficiency of personnel, systems and other risk management capabilities.

Chief Risk Office

The Chief Risk Office is an independent risk oversight organization with responsibility for oversight of credit risk, market risk, operational risk and liquidity risk. The Chief Risk Officer is responsible for establishing our overall risk governance structure and providing independent evaluation and oversight of our risk management activities. In 2006 and 2007, we centralized oversight of our business continuity efforts, information security programs, corporate insurance program and SOX Finance Team under our Operational Risk Oversight function within the Chief Risk Office to further strengthen our existing operational risk programs.

Corporate Risk Management Committees

As depicted in the above chart, we have three management-level risk committees that focus on our major categories of credit, market, liquidity and operational risks. Our two additional management-level risk committees, the Capital Structure Committee and the Compliance Coordination Committee, focus on capital management activities and our compliance with legal and regulatory requirements, respectively. Our Compliance Coordination Committee also is responsible for coordinating the legal and regulatory compliance risk governance functions with other control functions, such as Legal, Internal Audit and the Chief Risk Office.

The Management Executive Committee, which is chaired by the Chief Executive Officer and composed of principal executive officers of the company, has responsibility for reviewing and providing oversight of our enterprise-wide risk tolerance policies and our enterprise-wide risk framework, addressing issues referred to it by our risk committees, addressing matters that involve multiple types of risks and addressing other significant business and reputational risks.

Business Units

Each business unit is responsible for identifying, measuring and managing key credit risks within its business consistent with corporate policies. In addition, each business unit has business unit risk managers who are responsible for ensuring that there are clear delineations of responsibility for managing credit risk, adequate systems for measuring credit risk, appropriately structured limits on risk taking, effective internal controls and a comprehensive risk reporting process. As part of our risk governance structure, we have established within each business unit risk committees that are responsible for decisions relating to risk strategy, policies and controls.

Internal Audit and Office of Compliance and Ethics

Our Internal Audit group, under the direction of the Chief Audit Executive, provides an objective assessment of the design and execution of our internal control system, including our management systems, our risk governance, and our policies and procedures. Internal Audit activities are designed to provide reasonable assurance that resources are safeguarded; significant financial, managerial and operating information is complete, accurate and reliable; and employee actions comply with our policies and applicable laws and regulations.

Our Office of Compliance and Ethics, under the direction of the Chief Compliance Officer, is responsible for developing corporate policies related to compliance, ethics and investigations; overseeing our compliance activities and coordinating our OFHEO and HUD regulatory reporting and examinations; developing and promoting a code of ethical conduct; anti-fraud management; and evaluating and investigating any allegations of misconduct.

Credit Risk Management

We are generally subject to two types of credit risk: mortgage credit risk and institutional counterparty credit risk. The degree of credit risk to which we are exposed will vary based on many factors, including the risk profile of the borrower or counterparty, the contractual terms of the agreement, the amount of the transaction, repayment sources, the availability and quality of collateral and other factors relevant to current market conditions, events and expectations. We evaluate these factors and actively manage, on an aggregate basis, the extent and nature of the credit risk we bear, with the objective of ensuring that we are adequately compensated for the credit risk we take, consistent with our mission goals. We discuss how we manage mortgage credit risk in the section below, and we discuss how we manage institutional counterparty risk beginning on page 137. We also discuss measures that we use to assess our credit risk exposure.

Mortgage Credit Risk Management

Mortgage credit risk is the risk that a borrower will fail to make required mortgage payments. We are exposed to credit risk on our mortgage credit book of business because we either hold the mortgage assets or have issued a guaranty in connection with the creation of Fannie Mae MBS backed by mortgage assets. Our mortgage credit book of business consists of the following on-and off-balance sheet arrangements:

•	single-family and multifamily mortgage loans held in our portfolio;

•	Fannie Mae MBS and non-Fannie Mae mortgage-related securities held in our portfolio;

•	Fannie Mae MBS held by third-party investors; and

•	credit enhancements that we provide on mortgage assets.

We provide additional information regarding our off-balance sheet arrangements in “Off-Balance Sheet Arrangements and Variable Interest Entities” above.

Factors affecting credit risk on loans in our single-family mortgage credit book of business include the borrower’s financial strength and credit profile; the type of mortgage; the value and characteristics of the property securing the mortgage; and economic conditions, such as changes in employment and home prices. Factors that affect credit risk on a multifamily loan include the structure of the financing; the type and location of the property; the condition and value of the property; the financial strength of the borrower and lender; market and sub-market trends and growth; and the current and anticipated cash flows from the property. These and other factors affect both the amount of expected credit loss on a given loan and the sensitivity of that loss to changes in the economic environment.

Table 34 displays the composition of our entire mortgage credit book of business as of December 31, 2006, 2005 and 2004. Our single-family mortgage credit book of business accounted for approximately 94%, 94% and 95% of our entire mortgage credit book of business as of December 31, 2006, 2005 and 2004, respectively.

Table 34:  Composition of Mortgage Credit Book of Business

	As of December 31, 2006
	Single-Family(1)		Multifamily(2)		Total
	Conventional(3)	Government(4)	Conventional(3)	Government(4)	Conventional(3)	Government(4)
	(Dollars in millions)

Mortgage portfolio:(5)
Mortgage loans(6)	$302,597	$20,106	$59,374	$968	$361,971	$21,074
Fannie Mae MBS(6)	198,335	709	277	323	198,612	1,032
Agency mortgage-related securities(6)(7)	29,987	1,995	—	56	29,987	2,051
Mortgage revenue bonds	3,394	3,284	7,897	2,349	11,291	5,633
Other mortgage-related securities(8)	85,339	2,084	9,681	177	95,020	2,261

Total mortgage portfolio	619,652	28,178	77,229	3,873	696,881	32,051
Fannie Mae MBS held by third parties(9)	1,714,815	19,069	42,184	1,482	1,756,999	20,551
Other(10)	3,049	—	16,602	96	19,651	96

Mortgage credit book of business	$2,337,516	$47,247	$136,015	$5,451	$2,473,531	$52,698

	As of December 31, 2005
	Single-Family(1)		Multifamily(2)		Total
	Conventional(3)	Government(4)	Conventional(3)	Government(4)	Conventional(3)	Government(4)
			(Dollars in millions)

Mortgage portfolio:(5)
Mortgage loans(6)	$299,765	$15,036	$50,731	$1,148	$350,496	$16,184
Fannie Mae MBS(6)	232,574	1,001	404	472	232,978	1,473
Agency mortgage-related securities(6)(7)	28,604	2,380	—	57	28,604	2,437
Mortgage revenue bonds	4,000	3,965	8,375	2,462	12,375	6,427
Other mortgage-related securities(8)	85,698	1,174	—	43	85,698	1,217

Total mortgage portfolio	650,641	23,556	59,510	4,182	710,151	27,738
Fannie Mae MBS held by third parties(9)	1,523,043	23,734	50,345	1,796	1,573,388	25,530
Other(10)	3,291	—	15,718	143	19,009	143

Mortgage credit book of business	$2,176,975	$47,290	$125,573	$6,121	$2,302,548	$53,411

	As of December 31, 2004
	Single-Family(1)		Multifamily(2)		Total
	Conventional(3)	Government(4)	Conventional(3)	Government(4)	Conventional(3)	Government(4)
	(Dollars in millions)

Mortgage portfolio:(5)
Mortgage loans(6)	$345,575	$10,112	$43,396	$1,074	$388,971	$11,186
Fannie Mae MBS(6)	341,768	1,239	505	892	342,273	2,131
Agency mortgage-related securities(6)(7)	37,422	4,273	—	68	37,422	4,341
Mortgage revenue bonds	6,344	4,951	8,037	2,744	14,381	7,695
Other mortgage-related securities(8)	108,082	669	12	46	108,094	715

Total mortgage portfolio	839,191	21,244	51,950	4,824	891,141	26,068
Fannie Mae MBS held by third parties(9)	1,319,066	32,337	54,639	2,005	1,373,705	34,342
Other(10)	346	—	14,111	368	14,457	368

Mortgage credit book of business	$2,158,603	$53,581	$120,700	$7,197	$2,279,303	$60,778

(1)	The amounts reported above reflect our total single-family mortgage credit book of business. Of these amounts, the portion of our single-family mortgage credit book of business for which we have access to detailed loan-level information represented approximately 95%, 94% and 92% of our total conventional single-family mortgage credit book of business as of December 31, 2006, 2005 and 2004, respectively. Unless otherwise noted, the credit statistics we provide in the “Credit Risk” discussion that follows relate only to this specific portion of our conventional single-family mortgage credit book of business. The remaining portion of our conventional single-family mortgage credit book of business consists of non-Fannie Mae mortgage-related securities backed by single-family mortgage loans and credit enhancements that we provide on single-family mortgage assets. Non-Fannie Mae mortgage-related securities held in our portfolio include Freddie Mac securities, Ginnie Mae securities, private-label mortgage-related securities, Fannie Mae MBS backed by private-label mortgage-related securities, and housing-related municipal revenue bonds. Our Capital Markets group prices and manages credit risk related to this specific portion of our conventional single-family mortgage credit book of business. We may not have access to detailed loan-level data on these particular mortgage-related assets and therefore may not manage the credit performance of individual loans. However, a substantial majority of these securities benefit from significant forms of credit enhancement, including guarantees from Ginnie Mae or Freddie Mac, insurance policies, structured subordination and similar sources of credit protection. All non-Fannie Mae agency securities held in our portfolio as of December 31, 2006 were rated AAA/Aaa by Standard & Poor’s and Moody’s. Over 90% of non-agency mortgage-related securities held in our portfolio as of December 31, 2006 and June 30, 2007 were rated AAA/Aaa by Standard & Poor’s and Moody’s.

(2)	The amounts reported above reflect our total multifamily mortgage credit book of business. Of these amounts, the portion of our multifamily mortgage credit book of business for which we have access to detailed loan-level information represented approximately 84% of our total multifamily mortgage credit book as of December 31, 2006 and approximately 90% as of December 31, 2005 and 2004. Unless otherwise noted, the credit statistics we provide in the “Credit Risk” discussion that follows relate only to this specific portion of our multifamily mortgage credit book of business.

(3)	Refers to mortgage loans and mortgage-related securities that are not guaranteed or insured by the U.S. government or any of its agencies.

(4)	Refers to mortgage loans and mortgage-related securities guaranteed or insured by the U.S. government or one of its agencies.

(5)	Mortgage portfolio data is reported based on unpaid principal balance.

(6)	Includes unpaid principal balance totaling $105.5 billion, $113.3 billion, $152.7 billion, $162.5 billion and $135.8 billion as of December 31, 2006, 2005, 2004, 2003 and 2002, respectively, related to mortgage-related securities that were consolidated under FIN 46 and mortgage-related securities created from securitization transactions that did not meet the sales criteria under SFAS 140, which effectively resulted in these mortgage-related securities being accounted for as loans.

(7)	Includes mortgage-related securities issued by Freddie Mac and Ginnie Mae. As of December 31, 2006, we held mortgage-related securities issued by Freddie Mac with a carrying value and fair value of $29.5 billion, which exceeded 10% of our stockholders’ equity.

(8)	Includes mortgage-related securities issued by entities other than Fannie Mae, Freddie Mac or Ginnie Mae.

(9)	Includes Fannie Mae MBS held by third-party investors. The principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

(10)	Includes single-family and multifamily credit enhancements that we have provided and that are not otherwise reflected in the table.

Our strategy in managing mortgage credit risk consists of three primary components: (1) acquisition policy and standards; (2) portfolio monitoring and diversification; and (3) credit loss management. We use various metrics to evaluate credit performance in our mortgage credit book of business. We estimate incurred credit losses inherent in our mortgage credit book of business as of each balance sheet date and maintain a combined balance of allowance for loan losses and reserve for guaranty losses at a level we believe reflects these losses.

Acquisition Policy and Standards

We use proprietary models and analytical tools to price and measure credit risk at acquisition. Our loan underwriting and eligibility guidelines are intended to provide a comprehensive analysis of borrowers and mortgage loans based upon known risk characteristics. The underwriting of single-family mortgage loans primarily focuses on an evaluation of the borrower’s creditworthiness and ability to repay the loan based on the value of the property and LTV ratio, the loan purpose and the loan product features. The underwriting of multifamily mortgage loans primarily focuses on an evaluation of expected cash flows from the property for repayment, the historical and projected performance of the property, and the property’s physical condition and third-party reports, including appraisals and engineering and environmental reports. Our guidelines for both types of loans require a comprehensive analysis of the property value, the LTV ratio, the local market, and the borrower and their investment in the property. For multifamily equity investments, such as LIHTC investments and investments in other rental or for sale housing developments, we also evaluate the strength of our investment sponsors and third-party asset managers.

Lenders generally represent and warrant that they have complied with both our underwriting and asset acquisition requirements when they sell us mortgage loans, when they request securitization of their loans into Fannie Mae MBS or when they request that we provide credit enhancement in connection with an affordable housing bond transaction. We have policies and various quality assurance procedures that we use to review a sample of loans to assess compliance with our underwriting and eligibility criteria. After completion of a transaction, we assess the characteristics and quality of the lender’s loans and processes through a post-purchase review of selected loans based on the product type or risk profile of the loans, the lender’s historical underwriting practices, the market and submarket conditions. We also conduct on-site reviews of lender operations and periodically review comparisons of actual loan performance to expected performance. If we identify underwriting or eligibility deficiencies, we may take a variety of actions, including increasing the lender credit loss sharing or requiring the lender to repurchase a loan, depending on the severity of the issues identified.

The use of credit enhancements is an important part of our acquisition policy and standards, although it also exposes us to institutional counterparty risk. The amount of credit enhancement we obtain on any mortgage loan depends on our charter requirements and our assessment of risk. In addition to the credit enhancement required by our charter, we may obtain supplemental credit enhancement for some mortgage loans, typically those with higher credit risk. Our use of discretionary credit enhancements depends on our view of the inherent credit risk, the price of the credit enhancement, and our risk versus return objective.

Single-Family

Our Single-Family business is responsible for pricing and managing credit risk relating to the portion of our single-family mortgage credit book of business consisting of single-family mortgage loans and Fannie Mae MBS backed by single-family mortgage loans (whether held in our portfolio or held by third parties).

We have developed a proprietary automated underwriting system, Desktop Underwriter®, which measures default risk by assessing the primary risk factors of a mortgage, including the LTV ratio, the borrower’s credit profile, the type of mortgage, the loan purpose, and other mortgage and borrower characteristics. Subject to our review and approval, we also purchase and securitize mortgage loans that have been underwritten using other automated underwriting systems, as well as mortgage loans underwritten to agreed-upon standards that differ from our standard underwriting and eligibility criteria.

Based on our current acquisition policy and standards, we may accept single-family loans originated with LTV ratios of up to 100%. Our charter requires that conventional single-family mortgage loans that we purchase or that back Fannie Mae MBS with LTV ratios above 80% at acquisition be covered by one or more of the following: (i) primary mortgage insurance; (ii) a seller’s agreement to repurchase or replace any mortgage loan in default (for such period and under such circumstances as we may require); or (iii) retention by the seller of at least a 10% participation interest in the mortgage loans.

Primary mortgage insurance is the most common type of credit enhancement in our single-family mortgage credit book of business and is typically provided on a loan-level basis. Primary mortgage insurance transfers varying portions of the credit risk associated with a mortgage loan to a third-party insurer. Mortgage insurers may also provide pool mortgage insurance, which is insurance that applies to a defined group of loans. Pool mortgage insurance benefits typically are based on actual loss incurred and are subject to an aggregate loss limit. The percentage of our conventional single-family mortgage credit book of business with credit enhancement, including primary mortgage, pool mortgage insurance, lender recourse and shared risk, was 19%, 18% and 19% as of December 31, 2006, 2005 and 2004, respectively. The percentage of our conventional single-family mortgage credit book of business with credit enhancement has not changed significantly since the end of 2006.

Housing and Community Development

Our HCD business is responsible for pricing and managing the credit risk on multifamily mortgage loans we purchase and on Fannie Mae MBS backed by multifamily loans (whether held in our portfolio or held by third parties).

Multifamily loans we purchase or that back Fannie Mae MBS are either underwritten by a Fannie Mae-approved lender or subject to our underwriting review prior to closing. Many of our agreements delegate the underwriting decisions to the lender, principally through our Delegated Underwriting and Servicing, or DUS®, program. Loans delivered to us by DUS lenders represented approximately 94%, 87% and 89% of our multifamily mortgage credit book of business as of December 31, 2006, 2005 and 2004, respectively.

We use various types of credit enhancement arrangements for our multifamily loans, including lender risk sharing, lender repurchase agreements, pool insurance, subordinated participations in mortgage loans or structured pools, cash and letter of credit collateral agreements, and cross-collateralization/cross-default provisions. The most prevalent form of credit enhancement is lender risk sharing. Lenders in the DUS program typically share in loan-level credit losses in one of two ways: either (i) they bear losses up to the first 5% of unpaid principal balance of the loan and share in remaining losses up to a prescribed limit or (ii) they agree to share with us up to one-third of the credit losses on an equal basis. The percentage of our multifamily credit book of business with credit enhancement was 96% as of December 31, 2006 and 95% as of December 31, 2005 and 2004.

Monitoring and Portfolio Diversification

Single-Family

Our single-family mortgage credit book of business is diversified based on several factors that influence credit quality, including the following:

•	LTV ratio. LTV ratio is a strong predictor of credit performance. The likelihood of default and the gross severity of a loss in the event of default are typically lower as the LTV ratio decreases.

•	Product type. Certain loan product types have features that may result in increased risk. Intermediate-term, fixed-rate mortgages generally exhibit the lowest default rates, followed by long-term, fixed-rate mortgages. ARMs and balloon/reset mortgages typically exhibit higher default rates than fixed-rate mortgages, partly because the borrower’s future payments may rise or fall, within limits, as interest rates change. Negative-amortizing and interest-only loans also default more often than traditional fixed-rate mortgage loans.

•	Number of units. Mortgages on one-unit properties tend to have lower credit risk than mortgages on multiple-unit properties.

•	Property type. Certain property types have a higher risk of default. For example, condominiums generally are considered to have higher credit risk than single-family detached properties.

•	Occupancy type. Mortgages on properties occupied by the borrower as a primary or secondary residence tend to have lower credit risk than mortgages on investment properties.

•	Credit score. Credit score is a measure often used by the financial services industry, including our company, to assess borrower credit quality. Credit scores are generated by credit repositories and calculated based on proprietary statistical models that evaluate many types of information on a borrower’s credit report and predict the likelihood that a borrower will repay future obligations as expected. A higher credit score typically indicates a lower degree of credit risk.

•	Loan purpose. Loan purpose indicates how the borrower intends to use the funds from a mortgage loan. Cash-out refinancings have a higher risk of default than either mortgage loans used for the purchase of a property or other refinancings that restrict the amount of cash back to the borrower.

•	Geographic concentration. Local economic conditions affect borrowers’ ability to repay loans and the value of collateral underlying loans. Geographic diversification reduces mortgage credit risk.

•	Loan age. We monitor year of origination and loan age, which is defined as the number of years since origination. Statistically, the peak ages for default are currently from two to six years after origination.

Table 35 presents our conventional single-family business volumes, based on the key risk characteristics above, for 2006, 2005 and 2004 and our conventional single-family mortgage credit book of business as of the end of each respective year.

Table 35:	Risk Characteristics of Conventional Single-Family Business Volume and Mortgage Credit Book of Business(1)

	Percent of Business Volume(2)			Percent of Book of Business(3)
	For the Year Ended December 31,			As of December 31,
	2006	2005	2004	2006	2005	2004

Original LTV ratio:(4)
<= 60%	18%	22%	23%	25%	26%	26%
60.01% to 70%	15	16	16	17	17	17
70.01% to 80%	50	46	43	43	41	40
80.01% to 90%	7	7	8	7	8	9
90.01% to 100%	10	9	10	8	8	8
Greater than 100%	—	—	—	—	—	—

Total	100%	100%	100%	100%	100%	100%

Weighted average	73%	72%	71%	70%	70%	70%
Average loan amount	$184,411	$171,761	$158,759	$135,379	$129,657	$125,812
Estimated mark-to-market LTV ratio:(5)
<= 60%				55%	60%	53%
60.01% to 70%				17	17	20
70.01% to 80%				18	16	18
80.01% to 90%				7	5	6
90.01% to 100%				3	2	3
Greater than 100%				—	—	—

Total				100%	100%	100%

Weighted average				55%	53%	57%
Product type:(6)
Fixed-rate:
Long-term	71%	69%	62%	68%	65%	64%
Intermediate-term	6	9	16	18	21	24
Interest-only	6	1	—	1	—	—

Total fixed-rate	83	79	78	87	86	88

Adjustable-rate:
Interest-only	9	9	5	4	4	2
Negative-amortizing	3	3	2	2	2	1
Other ARMs	5	9	15	7	8	9

Total adjustable-rate	17	21	22	13	14	12

Total	100%	100%	100%	100%	100%	100%

Number of property units:
1 unit	96%	96%	96%	96%	96%	96%
2-4 units	4	4	4	4	4	4

Total	100%	100%	100%	100%	100%	100%

Property type:
Single-family homes	89%	90%	91%	92%	92%	93%
Condo/Co-op	11	10	9	8	8	7

Total	100%	100%	100%	100%	100%	100%

	Percent of Business Volume(2)			Percent of Book of Business(3)
	For the Year Ended December 31,			As of December 31,
	2006	2005	2004	2006	2005	2004

Occupancy type:
Primary residence	87%	89%	91%	90%	91%	92%
Second/vacation home	6	5	4	4	4	3
Investor	7	6	5	6	5	5

Total	100%	100%	100%	100%	100%	100%

FICO credit score:(7)
< 620	6%	5%	6%	5%	5%	5%
620 to < 660	11	11	12	10	10	11
660 to < 700	20	19	19	18	18	18
700 to < 740	23	23	24	23	23	23
>= 740	40	42	39	43	43	41
Not available	—	—	—	1	1	2

Total	100%	100%	100%	100%	100%	100%

Weighted average	716	719	715	721	721	719
Loan purpose:
Purchase	52%	47%	43%	38%	34%	31%
Cash-out refinance	34	35	29	32	31	30
Other refinance	14	18	28	30	35	39

Total	100%	100%	100%	100%	100%	100%

Geographic concentration:(8)
Midwest	15%	16%	17%	17%	17%	17%
Northeast	17	18	19	19	19	19
Southeast	27	25	22	24	23	22
Southwest	17	16	14	16	16	16
West	24	25	28	24	25	26

Total	100%	100%	100%	100%	100%	100%

Origination year:
<=1996				2%	2%	2%
1997				—	—	1
1998				1	2	2
1999				1	1	2
2000				—	1	1
2001				3	4	6
2002				9	12	17
2003				29	36	46
2004				16	21	23
2005				20	21	—
2006				19	—	—

Total				100%	100%	100%

(1)	We typically obtain the data for the statistics presented in this table from the sellers or servicers of the mortgage loans and receive representations and warranties from them as to the accuracy of the information. While we perform various quality assurance checks by sampling loans to assess compliance with our underwriting and eligibility criteria, we do not independently verify all reported information. As noted in Table 34 above, we generally have access to detailed loan-level statistics only on conventional single-family mortgage loans held in our portfolio and backing Fannie MBS (whether held in our portfolio or held by third parties).

(2)	Percentages calculated based on unpaid principal balance of loans at time of acquisition.

(3)	Percentages calculated based on unpaid principal balance of loans as of the end of each period.

(4)	The original LTV ratio generally is based on the appraised property value reported to us at the time of acquisition of the loan and the original unpaid principal balance of the loan. Excludes loans for which this information is not readily available.

(5)	The aggregate estimated mark-to-market LTV ratio is based on the estimated current value of the property, calculated using an internal valuation model that estimates periodic changes in home value, and the unpaid principal balance of the loan as of the date of each reported period. Excludes loans for which this information is not readily available.

(6)	Long-term fixed-rate consists of mortgage loans with maturities greater than 15 years, while intermediate-term fixed-rate have maturities equal to or less than 15 years. Fixed-rate mortgage loans and ARMs represented an estimated 90% and 10%, respectively, of our single-family business volume for the first six months of 2007.

(7)	Reflects Fair Isaac Corporation credit score, referred to as FICO® score, which is a commonly used credit score that ranges from a low of 300 to a high of 850. We obtain borrower credit scores on the majority of single-family mortgage loans that we purchase or that back Fannie Mae MBS.

(8)	Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD and WI. Northeast includes CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT and VI. Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA and WV. Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX and UT. West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

While we expect the substantial slowdown in the housing market to increase our future credit losses, we believe the overall credit quality of the mortgage loans in our conventional single-family mortgage credit book of business continued to remain strong as of December 31, 2006, as evidenced by the risk characteristics presented above in Table 35. Our mortgage credit book of business continues to consist mostly of traditional fixed-rate mortgage loans. Over 95% of our conventional single-family mortgage credit book of business consists of loans secured by one-unit properties. The weighted average credit score within our single-family mortgage credit book of business remained high and the estimated mark-to-market LTV ratio remained below 60%. Approximately 10% of our conventional single-family mortgage credit book of business had an estimated mark-to-market LTV ratio greater than 80% as of December 31, 2006. Of that 10% portion, over 76% of the loans were covered by credit enhancement. The remainder of these loans, which would have required credit enhancement at acquisition if the original LTV ratios had been above 80%, were not covered by credit enhancement as of December 31, 2006. While the LTV ratios of these loans were at or below 80% at the time of acquisition, they increased above 80% subsequent to acquisition due to declines in home price appreciation over time, partially offset by loan principal payments. In examining the geographic concentration of these high LTV loans, there was no metropolitan statistical area with more than 5% of this segment of our conventional single-family mortgage credit book of business. The three largest metropolitan statistical area concentrations were in Atlanta, Chicago and Detroit.

As of June 30, 2007, the weighted average credit score, the original LTV ratio and the weighted average estimated mark-to-market LTV ratio for our conventional single-family book of business were 722, 71% and 57%, respectively. Approximately 13% of our conventional single-family mortgage credit book of business had an estimated mark-to-market LTV ratio greater than 80% as of June 30, 2007. The portion of our conventional single-family mortgage credit book of business for which we have access to detailed loan-level information represented approximately 95% of our total conventional single-family mortgage credit book of business as of June 30, 2007.

The acquisition of mortgage loans with features that make it easier for borrowers to obtain a mortgage loan has produced the most notable change in the overall risk profile of our single-family mortgage credit book of business in recent years. We have worked closely with our lender customers to provide liquidity for loans with these features, including the following:

Interest-Only and Negative Amortization Loans:  Interest-only mortgage loans (that are available with both fixed-rate and adjustable-rate terms) and ARMs that have the potential for negative amortization offer lower initial monthly payments by allowing borrowers to defer repayment of principal or interest. As a result of the shift in the product profile of new business, interest-only ARMs and negative-amortizing ARMs increased to approximately 12% of our conventional single-family business volume in 2006 and 2005, compared with approximately 7% in 2004. Interest-only ARMs and negative amortizing ARMs together represented approximately 6% of our conventional single-family mortgage credit book of business as of December 31, 2006 and 2005. Interest-only ARMs and negative-amortizing ARMs represented approximately 7% of our conventional single-family business volume for the first six months of 2007 and accounted for approximately 6% of our conventional single-family mortgage credit book of business as of June 30, 2007.

Alt-A Loans:  There has been an increasing industry trend towards streamlining the mortgage loan underwriting process by reducing the documentation requirements and accepting alternative or nontraditional documentation. The industry generally refers to these loans as Alt-A. We usually acquire mortgage loans originated as Alt-A from our traditional lenders that generally specialize in originating prime mortgage loans. These lenders typically originate Alt-A loans as a complementary product offering and generally follow an origination path similar to that used for their prime origination process. The majority of our Alt-A mortgage loans are fixed-rate, and the weighted average credit score of borrowers under our Alt-A mortgage loans is comparable to that of our overall single-family mortgage credit book of business. We estimate that approximately 11% of our total single-family mortgage credit book of business as of December 31, 2006 consisted of Alt-A mortgage loans or structured Fannie Mae MBS backed by Alt-A mortgage loans. This percentage increased to approximately 12% as of June 30, 2007.

Subprime Loans:  In recent years, we have increased our acquisitions of loans to borrowers with riskier credit profiles, referred to as subprime loans by the industry. Subprime mortgage loans that we acquire are generally originated by lenders specializing in this type of business, using processes unique to subprime loans. Based on data published by National Mortgage News and our internal economic analysis of the mortgage market, subprime mortgage loan originations have increased sharply in recent years, rising to a record high of approximately 24% of single-family mortgage loan originations in the first quarter of 2006, from approximately 9% in the first quarter of 2002. Subprime mortgage loans represented approximately 13% of single-family mortgage debt outstanding as of the end of 2006, compared with approximately 9% as of the end of 2002. Our acquisitions of subprime mortgage loans have been significantly less than the overall market’s share. We estimate that approximately 0.2% of our total single-family mortgage credit book of business as of December 31, 2006 consisted of subprime mortgage loans or structured Fannie Mae MBS backed by subprime mortgage loans. This percentage remained unchanged as of June 30, 2007.

Our acquisitions of Alt-A and subprime mortgage loans generally have been accompanied by the purchase of credit enhancements that materially reduce our exposure to credit losses on these mortgages. We closely monitor credit risk and pricing dynamics across the full spectrum of mortgage product types. We will determine the timing and level of our acquisitions of these types of mortgages in the future based on our continued assessment of these dynamics.

We also have invested in highly rated private-label mortgage-related securities that are backed by Alt-A or subprime mortgage loans. We believe our credit exposure to the Alt-A and subprime mortgage loans underlying the private-label mortgage-related securities in our portfolio is limited because, to date, we have focused our purchases on the highest-rated tranches of these securities available at the time of acquisition. In 2007, we began to acquire a limited amount of private-label mortgage-related securities of other investment grades. We estimate that private-label mortgage-related securities backed by Alt-A loans and private-label mortgage-related securities backed by subprime mortgage loans, including resecuritizations, accounted for approximately 1% and 2%, respectively, of our single-family mortgage credit book of business as of June 30, 2007.

Housing and Community Development

Diversification within our multifamily mortgage credit book of business and equity investments business by geographic concentration, term-to-maturity, interest rate structure, borrower concentration and credit enhancement arrangements is an important factor that influences credit quality and performance and helps reduce our credit risk.

We monitor the performance and risk concentrations of our multifamily debt and equity investments and the underlying properties on an ongoing basis throughout the lifecycle of the investment at the loan, equity investment, fund, property and portfolio level. We closely track the physical condition of the property, the historical performance of the investment, loan or property, the relevant local market and economic conditions that may signal changing risk or return profiles and other risk factors. For example, we closely monitor the rental payment trends and vacancy levels in local markets to identify loans or investments that merit closer attention or loss mitigation actions. We also monitor our LIHTC investments for program compliance.

For our investments in multifamily loans, the primary asset management responsibilities are performed by our DUS lenders. Similarly, for many of our equity investments, the primary asset management is performed by our syndicators, our fund advisors, our joint venture partners or other third parties. We periodically evaluate the performance of our third-party service providers for compliance with our asset management criteria.

Credit Loss Management

Single-Family

We manage problem loans to mitigate credit losses. In our experience, early intervention is critical to controlling credit losses. If a mortgage loan does not perform, we work in partnership with the servicers of our loans to minimize the frequency of foreclosure as well as the severity of loss. Our loan management strategy begins with payment collection and work-out guidelines designed to minimize the number of borrowers who fall behind on their obligations and to help borrowers who are delinquent from falling further behind on their payments.

We require our single-family servicers to pursue various resolutions of problem loans as an alternative to foreclosure, including:

•	repayment plans in which borrowers repay past due principal and interest over a reasonable period of time through a temporarily higher monthly payment;

•	loan modifications in which past due interest amounts are added to the loan principal amount and recovered over the remaining life of the loan, and other loan adjustments;

•	forbearances in which the lender agrees to suspend or reduce borrower payments for a period of time;

•	accepting deeds in lieu of foreclosure whereby the borrower signs over title to the property without the added expense of a foreclosure proceeding; and

•	preforeclosure sales in which the borrower, working with the servicer, sells the home and pays off all or part of the outstanding loan, accrued interest and other expenses from the sale proceeds.

The table below presents statistics on the resolution of conventional single-family problem loans for the years ended December 31, 2006, 2005 and 2004.

Table 36:  Statistics on Conventional Single-Family Problem Loan Workouts

	As of December 31,
	2006		2005		2004
	Unpaid		Unpaid		Unpaid
	Principal	Number	Principal	Number	Principal	Number
	Balance	of Loans	Balance	of Loans	Balance	of Loans
	(Dollars in millions)

Modifications(1)	$3,173	27,607	$2,292	20,732	$2,519	22,591
Repayment plans and forbearances completed	1,908	17,324	1,470	13,540	1,226	11,573
Pre-foreclosure sales	238	1,960	300	2,478	311	2,575
Deeds in lieu of foreclosure	52	496	38	384	35	330

Total problem loan workouts	$5,371	47,387	$4,100	37,134	$4,091	37,069

Percent of conventional single-family mortgage credit book of business	0.2%	0.3%	0.2%	0.2%	0.2%	0.2%

(1)	Modifications include troubled debt restructurings, which result in concessions to borrowers, and other modifications to the contractual terms of the loan that do not result in concessions to the borrower.

Of the conventional single-family problem loans that are resolved through modification, long-term forbearance or repayment plans, our performance experience after 36 months following the inception of these types of plans, based on the period 1999 to 2003, has been that approximately 66% of these loans remain current or have been paid in full. Approximately 12% of these loans were terminated through foreclosure. The remaining loans continue in a delinquent status.

Housing and Community Development

When a multifamily loan does not perform, we work with our loan servicers to minimize the severity of loss by taking appropriate loss mitigation steps. We permit our multifamily servicers to pursue various options as an alternative to foreclosure, including modifying the terms of the loan, selling the loan, and preforeclosure sales. The resolution strategy depends in part on the borrower’s level of cooperation, the performance of the market or submarket, the value of the property, the condition of the property, any remaining equity in the property and the borrower’s ability to provide additional equity for the property. The unpaid principal balance of modified multifamily loans totaled $84 million, $165 million and $224 million for the years ended December 31, 2006, 2005, and 2004, respectively, which represented 0.06%, 0.13% and 0.18% of our total multifamily mortgage credit book of business as of the end of each respective period.

Our risk exposure related to our LIHTC investments is limited to the amount of our investment and the possible recapture of the tax benefits we have received from the partnership. When a non-guaranteed LIHTC investment does not perform, we work with our syndicator partner. The resolution strategy depends on:

•	the local general partner’s ability to meet obligations;

•	the value of the property;

•	the ability to restructure the debt;

•	the financial and workout capacity of the syndicator partner; and

•	the strength of the market or submarket.

If a guaranteed LIHTC investment does not perform, the guarantor remits funds to us in an amount that provides us with the return provided for in the guaranty contract. Our risk in this situation is that the guarantor will not perform. Refer to “Institutional Counterparty Credit Risk Management” below for a discussion of how we manage the credit risk associated with our counterparties.

Mortgage Credit Book Performance

Key metrics used to measure credit risk in our mortgage credit book of business and evaluate credit performance include (i) the serious delinquency rate, (ii) nonperforming loans, (iii) foreclosure activity, and (iv) credit losses.

Serious Delinquency

The serious delinquency rate is an indicator of potential future foreclosures, although most loans that become seriously delinquent do not result in foreclosure. The rate at which new loans become seriously delinquent and the rate at which existing seriously delinquent loans are resolved significantly affect the level of future credit losses. Home price appreciation decreases the risk of default because a borrower with enough equity in a home generally can sell the home or draw on equity in the home to avoid foreclosure. The presence of credit enhancements mitigates credit losses caused by defaults.

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

The table below presents by geographic region the serious delinquency rates for all conventional single-family loans. We also provide a comparison of the serious delinquency rates, with credit enhancements and without credit enhancements, for all conventional single-family loans and for multifamily loans.

Table 37:  Serious Delinquency Rates

	As of December 31,
	2006		2005		2004
		Serious		Serious		Serious
	Book	Delinquency	Book	Delinquency	Book	Delinquency
	Outstanding(1)	Rate(2)	Outstanding(1)	Rate(2)	Outstanding(1)	Rate(2)

Conventional single-family delinquency rates by geographic region:(3)
Midwest	17%	1.01%	17%	0.99%	17%	0.88%
Northeast	19	0.67	19	0.62	19	0.63
Southeast	24	0.68	23	0.83	22	0.75
Southwest	16	0.69	16	1.32	16	0.67
West	24	0.20	25	0.19	26	0.24

Total conventional single-family loans	100%	0.65%	100%	0.79%	100%	0.63%

Conventional single-family loans:
Credit enhanced	19%	1.81%	18%	2.14%	19%	1.84%
Non-credit enhanced	81	0.37	82	0.47	81	0.33

Total conventional single-family loans	100%	0.65%	100%	0.79%	100%	0.63%

Multifamily loans:
Credit enhanced	96%	0.07%	95%	0.34%	95%	0.11%
Non-credit enhanced	4	0.35	5	0.02	5	0.13

Total multifamily loans	100%	0.08%	100%	0.32%	100%	0.11%

(1)	Reported based on unpaid principal balance of loans, where we have detailed loan-level information.

(2)	Calculated based on number of loans for single-family and unpaid principal balance for multifamily. We include all of the conventional single-family loans that we own and that back Fannie Mae MBS in the calculation of the single-family delinquency rate. We include the unpaid principal balance of all multifamily loans that we own or that back Fannie Mae MBS and any housing bonds for which we provide credit enhancement in the calculation of the multifamily serious delinquency rate.

(3)	See footnote 8 to Table 35 for states included in each geographic region.

We experienced a decline in our overall serious delinquency rates during 2006, primarily due to payoffs and the resolution of problem associated with loans secured by properties in the Southwest region affected by Hurricane Katrina. However, the serious delinquency rate for the Midwest region increased due to continued economic weakness in this region, particularly in the Midwestern states of Ohio, Michigan and Indiana. The aftermath of Hurricane Katrina during the fourth quarter of 2005 resulted in an increase in our single-family and multifamily serious delinquency rates as of the end of 2005. Our serious delinquency rate for single-family and multifamily, excluding the effect of loans impacted by Hurricane Katrina, was 0.64% and 0.12%, respectively, as of December 31, 2005. These serious delinquency rates were comparable to our serious delinquency rates as of December 31, 2004.

We expect our overall serious delinquency rates to increase in 2007 due to the likely continued decline in national home prices and the continued impact of weak economic conditions in the Midwest. In addition, California and Florida, which represent the two largest states in our single-family mortgage credit book of business, have experienced notable reversals in home price appreciation. The serious delinquency rates for California and Florida remained relatively flat during 2006 and ended the year at 0.15% and 0.43%, respectively. However, the serious delinquency rates for California and Florida climbed to 0.20% and 0.65%, respectively, as of June 30, 2007, from 0.10% and 0.34%, respectively, as of the end of June 2006. Our overall serious delinquency rates for conventional single-family loans and multifamily loans were 0.64% and 0.09%, respectively, as of June 30, 2007.

Nonperforming Loans

We classify conventional single-family loans, including delinquent loans purchased from an MBS trust pursuant to the terms of the related trust indenture or trust agreement, as nonperforming and place them on nonaccrual status at the earlier of when payment of principal and interest is three months or more past due according to the loan’s contractual terms or when, in our opinion, collectibility of interest or principal on the loan is not reasonably assured. We classify conventional multifamily loans as nonperforming and place them on nonaccrual status at the earlier of when payment of principal and interest is three months or more past due according to the loan’s contractual terms or when we determine that collectibility of all principal or interest is not reasonably assured based on an individual loan level assessment. We continue to accrue interest on nonperforming loans that are federally insured or guaranteed by the U.S. government. Table 38 provides statistics on nonperforming single-family and multifamily loans as of the end of each year of the five-year period ending December 31, 2006.

Table 38:  Nonperforming Single-Family and Multifamily Loans

	As of December 31,
	2006	2005	2004	2003	2002
	(Dollars in millions)

Nonperforming loans:
Nonaccrual loans	$5,961	$8,356	$7,987	$7,742	$6,303
Troubled debt restructurings(1)	1,086	661	816	673	580

Total nonperforming loans	$7,047	$9,017	$8,803	$8,415	$6,883

Interest on nonperforming loans:
Interest income forgone(2)	$163	$184	$188	$192	$149
Interest income recognized during year(3)	295	405	381	376	331
Accruing loans past due 90 days or more(4)	$147	$185	$187	$225	$251

(1)	Troubled debt restructurings include loans whereby the contractual terms have been modified that result in concessions to borrowers experiencing financial difficulties.

(2)	Forgone interest income represents the amount of interest income that would have been recorded during the year on nonperforming loans as of December 31 had the loans performed according to their contractual terms.

(3)	Represents interest income recognized during the year on loans classified as nonperforming as of December 31.

(4)	Recorded investment of loans as of December 31 that are 90 days or more past due and continuing to accrue interest include loans insured or guaranteed by the government and loans where we have recourse against the seller of the loan in the event of a default.

Foreclosure and REO Activity

Foreclosure and real estate owned (“REO”) activity affect the level of credit losses. The table below provides information, by region, on our foreclosure activity for the years ended December 31, 2006, 2005 and 2004. Regional REO acquisition and charge-off trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.

Table 39:  Single-Family and Multifamily Foreclosed Properties

	For the Year Ended December 31,
	2006	2005	2004

Single-family foreclosed properties (number of properties):
Beginning inventory of single-family foreclosed properties (REO)(1)	20,943	18,361	13,749
Acquisitions by geographic area:(2)
Midwest	16,128	11,777	10,149
Northeast	2,638	2,405	2,318
Southeast	9,280	9,470	10,275
Southwest	7,958	8,099	8,422
West	576	809	1,739

Total properties acquired through foreclosure	36,580	32,560	32,903
Dispositions of REO	(32,398)	(29,978)	(28,291)

Ending inventory of single-family foreclosed properties (REO)(1)	25,125	20,943	18,361

Carrying value of single-family foreclosed properties (dollars in millions)(3)	$1,999	$1,642	$1,493

Single-family foreclosure rate(4)	0.2%	0.2%	0.2%

Multifamily foreclosed properties:
Ending inventory of multifamily foreclosed properties (REO)	8	8	18

Carrying value of multifamily foreclosed properties (dollars in millions)(3)	$49	$51	$131

(1)	Includes deeds in lieu of foreclosure.

(2)	See footnote 8 to Table 35 for states included in each geographic region.

(3)	Excludes foreclosed property claims receivables, which are reported in our consolidated balance sheets as a component of “Acquired property, net.”

(4)	Estimated based on the total number of properties acquired through foreclosure as a percentage of the total number of loans in our conventional single-family mortgage credit book as of the end of each respective year.

While our single-family foreclosure rate remained relatively stable over the period 2004 to 2006, averaging approximately 0.2% of our conventional single-family mortgage credit book of business, the number of single-family properties acquired through foreclosure rose by 12% in 2006, following a decline of 1% in 2005. The increase in foreclosures in 2006 was driven partly by the general overall slowing of the housing market, as well as weak economic conditions in the Midwest, particularly Ohio, Indiana and Michigan. The Midwest accounted for approximately 20% of the loans in our conventional single-family mortgage credit book of business during the three-year period ended December 31, 2006; however, this region accounted for approximately 44%, 36% and 31% of the single-family properties acquired through foreclosure in 2006, 2005 and 2004, respectively.

In light of the continued weakness of economic fundamentals in the Midwest, such as employment levels and lack of home price appreciation, we expect an increase in foreclosure and REO incidence and credit losses in that region in 2007 for both our single-family and multifamily mortgage credit book of business. In addition, the disruption in the subprime market, the overall erosion of property values and near record levels of unsold properties, together are likely to slow the sale of and reduce the sales price of our foreclosed properties. As a result, we expect an increase in our overall level of foreclosures and credit losses for 2007.

Credit Losses

Credit loss performance is a significant indicator of the effectiveness of our credit risk management strategies. Credit losses include charge-offs plus foreclosed property expense (income). Credit losses for the years ended December 31, 2006, 2005 and 2004 are presented in Table 40.

Table 40:  Single-Family and Multifamily Credit Loss Performance

	For the Year Ended December 31,
	2006						2005						2004
	Single-						Single-						Single-
	Family		Multifamily		Total		Family		Multifamily		Total		Family		Multifamily		Total
	(Dollars in millions)

Charge-offs, net of recoveries	$440		$14		$454		$437		$25		$462		$189		$21		$210
Foreclosed property expense (income)	201		(7)		194		(17)		4		(13)		(17)		28		11

Credit losses(1)	$641		$7		$648		$420		$29		$449		$172		$49		$221

Charge-off ratio (basis points)(2)	1.9	bp	1.0	bp	1.9	bp	2.0	bp	1.9	bp	2.0	bp	0.9	bp	1.7	bp	0.9 bp
Credit loss ratio (basis points)(3)	2.8	bp	0.5	bp	2.7	bp	1.9	bp	2.2	bp	1.9	bp	0.8	bp	4.0	bp	1.0 bp

(1)	Interest forgone on nonperforming loans in our mortgage portfolio, which is presented in Table 38, reduces our net interest income but is not reflected in our credit losses total. In addition, other-than-temporary impairment resulting from deterioration in credit quality of our mortgage-related securities is not included in our credit losses.

(2)	Represents charge-offs, net of recoveries, divided by average total mortgage credit book of business.

(3)	Represents credit losses divided by average total mortgage credit book of business.

During the period 2004 to 2006, our credit losses trended upward but still remained at what we consider to be low levels, not exceeding 0.03% of our mortgage credit book of business during any given year. While there was a rapid acceleration of home price appreciation during the period from 1999 to mid-2006, there was a significant slowdown in home price appreciation during the second half 2006, which fueled higher loan loss severities and default rates and contributed to an increase in charge-offs. As a result of economic indicators that suggest home prices are likely to continue to decline in 2007, we expect our credit losses for 2007 to increase significantly over 2006 as our credit loss ratio moves back to what we believe represents our more normal historical average range of 4 to 6 basis points. In certain periods, however, our credit loss ratio may move outside of this historical average range depending on market factors and the risk profile of our mortgage credit book of business.

Losses from Hurricane Katrina increased our credit losses in 2005. Our exposure to losses as a result of Hurricane Katrina arose primarily from Fannie Mae MBS backed by loans secured by properties in the affected areas, our portfolio holdings of mortgage loans and mortgage-related securities backed by loans secured by properties in the affected areas, and real estate that we own in the affected areas. We recorded a provision for credit losses of $106 million (after-tax loss of $69 million) in the third quarter of 2005 for estimated losses related to both single-family and multifamily properties affected by Hurricane Katrina.

We use internally developed models to assess our sensitivity to credit losses based on current data on home values, borrower payment patterns, non-mortgage consumer credit history and management’s economic outlook. We examine a range of potential economic scenarios to monitor the sensitivity of credit losses. Our models indicate that home price movements are an important predictor of credit performance. We disclose on a quarterly basis the estimated impact on our expected credit losses from an immediate 5% decline in single-family home prices for the entire United States, which we believe is a stressful scenario based on housing data from OFHEO. Historical statistics from OFHEO’s house price index reports indicate the national average rate of home price appreciation over the last 20 years has been about 5.3%, while the lowest national average annual appreciation rate in any single year has been 0.3%. However, we believe that the decline in home prices in 2007 is likely to continue.

Table 41 shows our single-family credit loss sensitivity, before and after consideration of the effect of projected credit risk sharing proceeds, such as private mortgage insurance claims and other credit enhancement, as of December 31, 2006 and 2005. These estimated credit loss sensitivities are generated using the same models that we use to estimate fair value and impairment. We have made certain modifications to our models from those used to report previous credit loss sensitivities. The increase in the net credit loss sensitivity of $818 million, or 72%, to $2.0 billion as of December 31, 2006, was attributable to the significant slowing of home price appreciation during the second half of 2006.

Table 41:  Single-Family Credit Loss Sensitivity(1)

	As of December 31,
	2006	2005
	(Dollars in millions)

Gross credit loss sensitivity(2)	$3,887	$2,310
Less: Projected credit risk sharing proceeds	(1,926)	(1,167)

Net credit loss sensitivity	$1,961	$1,143

Single-family whole loans and Fannie Mae MBS	$2,203,246	$2,035,704
Single-family net credit loss sensitivity as a percentage of single-family whole loans and Fannie Mae MBS	0.09%	0.06%

(1)	Represents total economic credit losses, which include net charge-offs/recoveries, foreclosed property expenses, forgone interest and the cost of carrying foreclosed properties. Calculations based on approximately 92% of our total single-family mortgage credit book of business as of December 31, 2006 and 2005. The mortgage loans and mortgage-related securities that are included in these estimates consist of single-family single-class Fannie Mae MBS (whether held in our portfolio or held by third parties) and single-family mortgage loans, excluding mortgages secured only by second liens and reverse mortgages. We expect the inclusion in our estimates of these excluded products may impact the estimated sensitivities set forth in the preceding paragraphs.

(2)	Reflects the gross sensitivity of our expected future credit losses to an immediate 5% decline in home values for first lien single-family whole loans we own or that back Fannie Mae MBS. After the initial shock, we estimate home price growth rates return to the rate projected by our credit pricing models.

Allowance for Loan Losses and Reserve for Guaranty Losses

We maintain a separate allowance for loan losses for single-family and multifamily loans classified as held for investment in our mortgage portfolio and a reserve for guaranty losses for credit losses associated with certain mortgage loans that back Fannie Mae MBS held in our portfolio and held by other investors. The allowance for loan losses and reserve for guaranty losses represent our estimate of incurred credit losses inherent in our loans held for investment and loans underlying Fannie Mae MBS, respectively, as of each balance sheet date. We use the same methodology to determine our allowance for loan losses and our reserve for guaranty losses because the relevant factors affecting credit risk are the same. For a discussion of the methodology used in developing our allowance for loan losses and reserve for guaranty losses, see “Notes to Consolidated Financial Statements—Note 1, Summary of Significant Accounting Policies.”

We report the allowance for loan losses and reserve for guaranty losses as separate line items in the consolidated balance sheets. The provision for credit losses is reported in the consolidated statements of income. Table 42 summarizes changes in our allowance for loan losses and reserve for guaranty losses for the five-year period ended December 31, 2006.

Table 42:  Allowance for Loan Losses and Reserve for Guaranty Losses

	As of December 31,
	2006	2005	2004	2003	2002
	(Dollars in millions)

Allowance for loan losses:
Beginning balance	$302	$349	$290	$216	$168
Provision	174	124	174	187	128
Charge-offs(1)	(206)	(267)	(321)	(270)	(175)
Recoveries	70	96	131	72	27
Increase from the reserve for guaranty losses(2)	—	—	75	85	68

Ending balance(3)	$340	$302	$349	$290	$216

Reserve for guaranty losses:
Beginning balance	$422	$396	$313	$223	$138
Provision	415	317	178	178	156
Charge-offs(4)	(336)	(302)	(24)	(7)	(11)
Recoveries	18	11	4	4	8
Decrease to the allowance for loan losses(2)	—	—	(75)	(85)	(68)

Ending balance	$519	$422	$396	$313	$223

Combined allowance for loan losses and reserve for guaranty losses:
Beginning balance	$724	$745	$603	$439	$306
Provision	589	441	352	365	284
Charge-offs(1)	(542)	(569)	(345)	(277)	(186)
Recoveries	88	107	135	76	35

Ending balance	$859	$724	$745	$603	$439

Balance at end of each period attributable to:
Single-family	$785	$647	$644	$516	$374
Multifamily	74	77	101	87	65

Total	$859	$724	$745	$603	$439

Percent of combined allowance and reserve in each category to related mortgage credit book of business:(5)
Single-family	0.03%	0.03%	0.03%	0.02%	0.02%
Multifamily	0.05	0.06	0.08	0.07	0.07
Total	0.03	0.03	0.03	0.03	0.02

(1)	Includes accrued interest of $39 million, $24 million, $29 million and $29 million and $24 million for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, respectively.

(2)	Includes decrease in reserve for guaranty losses and increase in allowance for loan losses due to the purchase of delinquent loans from MBS pools. Effective with our adoption of SOP 03-3 on January 1, 2005, we record delinquent loans purchased from Fannie Mae MBS pools at fair value upon acquisition. We no longer record an increase in the allowance for loan losses and reduction in the reserve for guaranty losses when we purchase these loans.

(3)	Includes $28 million and $22 million as of December 31, 2006 and 2005, respectively, for acquired loans subject to the application of SOP 03-3.

(4)	Includes charge of $204 million and $251 million in 2006 and 2005, respectively, for acquired loans subject to the application of SOP 03-3 where the acquisition price exceeded the fair value of the acquired loan.

(5)	Represents ratio of combined allowance and reserve balance by loan type to total mortgage credit book of business by loan type.

Our combined allowance for loan losses and reserve for guaranty losses totaled $859 million as of December 31, 2006, compared with $724 million, $745 million, $603 million and $439 million as of December 31, 2005, 2004, 2003 and 2002, respectively. The combined allowance for loan losses and reserve for guaranty losses as a percentage of our total mortgage credit book of business has remained relatively stable, averaging between 0.02% and 0.03%.

The increase of $135 million in 2006 was attributable to an increase in the provision for credit losses due to higher charge-offs, which were driven by an observed trend of higher loan loss severities and default rates that we began to experience during the second half of 2006. In 2005, we increased our combined allowance for loan losses and reserve for guaranty losses by $67 million for estimated losses related to Hurricane Katrina. This increase was more than offset by a decrease in the allowance for loan losses and reserve for guaranty losses due to the significant increase in home prices during 2005.

The increase in our combined allowance for loan losses and reserve for guaranty losses from 2002 to 2004 was primarily due to significant growth in our mortgage credit book of business during this period, combined with a reduction in subsequent recourse proceeds from lenders on certain charged-off loans and an increase in loans with higher risk characteristics. In the fourth quarter of 2004, we recorded an increase of $142 million in our combined allowance for loan losses and reserve for guaranty losses due to the observed reduction in lender recourse proceeds.

Based on prevailing housing and economic conditions, which have resulted in higher defaults, foreclosures and loss severities, we expect our combined allowance for loan losses and reserve for guaranty losses to increase in 2007, both in absolute terms and as a percentage of our mortgage credit book of business. However, we believe that our acquisition criteria have provided us with a high quality mortgage credit book of business. While we expect our credit loss ratio to significantly increase in 2007 from the historically low levels of the past several years, we anticipate that it will move back to what we believe represents our more normal historical average range of 4 to 6 basis points. In certain periods, however, our credit loss ratio may move outside of this historical average range depending on market factors and the risk profile of our mortgage credit book of business.

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

Lenders with Risk Sharing

The primary risk associated with lenders providing risk sharing agreements is that they will fail to reimburse us for losses as required under these agreements. We had recourse to lenders for losses on single-family loans totaling an estimated $53.7 billion and $55.0 billion as of December 31, 2006 and 2005, respectively. The credit quality of these counterparties is generally high. Investment grade counterparties, based on the lower of Standard & Poor’s, Moody’s and Fitch ratings, accounted for 53% and 55% of lender recourse obligations as of December 31, 2006 and 2005, respectively. Only 2% of these counterparties were rated by either Standard & Poor’s, Moody’s or Fitch as below investment grade as of December 31, 2006 and 2005. The remaining counterparties were not rated by rating agencies, but were rated internally. In addition, we require some lenders to pledge collateral to secure their recourse obligations. We held $112 million and $61 million in collateral as of December 31, 2006 and 2005, respectively, to secure single-family recourse transactions. In addition, a portion of servicing fees on loans includes recourse to certain lenders, and the credit support for such lender recourse considers the value of the mortgage servicing assets for these counterparties.

We had full or partial recourse to lenders on multifamily loans totaling $112.5 billion and $111.1 billion as of December 31, 2006 and 2005, respectively. Our multifamily recourse obligations generally were partially or fully secured by reserves held in custodial accounts, insurance policies, letters of credit from investment grade counterparties rated A or better, or investment agreements.

Mortgage Servicers

The primary risk associated with mortgage servicers is that they will fail to fulfill their servicing obligations. Mortgage servicers collect mortgage and escrow payments from borrowers, pay taxes and insurance costs from escrow accounts, monitor and report delinquencies, and perform other required activities on our behalf. A servicing contract breach could result in credit losses for us or could cause us to incur the cost of finding a replacement servicer. We have minimum standards and financial requirements for mortgage servicers, including requiring servicers to maintain a minimum level of servicing fees that would be available to compensate a replacement servicer in the event of a servicing contract breach.

Our ten largest single-family mortgage servicers serviced 73% and 72% of our single-family mortgage credit book of business, and the largest single-family mortgage servicer serviced 22% of our single-family mortgage credit book of business as of December 31, 2006 and 2005. Our ten largest multifamily servicers serviced 73% and 69% of our multifamily mortgage credit book of business as of December 31, 2006 and 2005, respectively. The largest multifamily mortgage servicer serviced 14% and 10% of our multifamily mortgage credit book of business as of December 31, 2006 and 2005, respectively.

Custodial Depository Institutions

The primary risk associated with custodial depository institutions is that they may fail while holding remittances of borrower payments of principal and interest due to us, in which case we may be required to replace the funds to make payments that are due to Fannie Mae MBS holders. We mitigate this risk by establishing qualifying standards for depository custodial institutions, including minimum credit ratings, and limiting depositories to federally regulated or insured institutions that are classified as well capitalized by their regulator. In addition, we have the right to withdraw custodial funds at any time upon written demand or establish other controls, including requiring more frequent remittances or setting limits on aggregate deposits with a custodian.

A total of $34.5 billion and $38.4 billion in deposits for scheduled MBS payments were held by 347 and 371 custodial institutions as of December 31, 2006 and 2005, respectively. Of this amount, 96% and 91% were held by institutions rated as investment grade by Standard & Poor’s, Moody’s and Fitch as of December 31, 2006 and 2005, respectively. Our ten largest depository counterparties held 88% and 86% of these deposits as of December 31, 2006 and 2005, respectively.

Mortgage Insurers

The primary risk associated with mortgage insurers is that they will fail to fulfill their obligations to reimburse us for claims under insurance policies. We manage this risk by maintaining a certification process that establishes eligibility requirements that an insurer must meet to become and remain a qualified mortgage insurer. Qualified mortgage insurers generally must obtain and maintain external ratings of claims paying ability, with a minimum acceptable level of Aa3 from Moody’s and AA- from Standard & Poor’s and Fitch. We perform periodic on-site reviews of mortgage insurers to confirm compliance with eligibility requirements and to evaluate their management and control practices.

We were the beneficiary of primary mortgage insurance coverage on $272.1 billion of single-family loans in our portfolio or underlying Fannie Mae MBS as of December 31, 2006, which represented approximately 12% of our single-family mortgage credit book of business, compared with $263.1 billion, or approximately 13%, of our single-family mortgage credit book of business as of December 31, 2005. As of December 31, 2006, we were the beneficiary of pool mortgage insurance coverage on $106.6 billion of single-family loans, including conventional and government loans, in our portfolio or underlying Fannie Mae MBS, compared with $71.7 billion as of December 31, 2005. Seven mortgage insurance companies, all rated AA (or its equivalent) or higher by Standard & Poor’s, Moody’s or Fitch, provided over 99% of the total coverage as of December 31, 2006 and 2005.

On February 6, 2007, two major mortgage insurers, MGIC Investment Corporation and Radian Group Inc. announced an agreement to merge. If this merger is completed or any similar future consolidations within the mortgage industry occur, it will increase further our concentration risk to individual companies and may require us to take additional steps to mitigate this risk.

Debt Security and Mortgage Dealers

The primary credit risk associated with dealers who commit to place our debt securities is that they will fail to honor their contracts to take delivery of the debt, which could result in delayed issuance of the debt through another dealer. The primary credit risk associated with dealers who make forward commitments to deliver mortgage pools to us is that they may fail to deliver the agreed-upon loans to us at the agreed-upon date, which could result in our having to replace the mortgage pools at higher cost to meet a forward commitment to sell the MBS. We manage these risks by establishing approval standards and limits on exposure and monitoring both our exposure positions and changes in the credit quality of dealers.

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

We estimate our exposure to credit loss on derivative instruments by calculating the replacement cost, on a present value basis, to settle at current market prices all outstanding derivative contracts in a net gain position by counterparty where the right of legal offset exists, such as master netting agreements. Derivatives in a gain position are reported in the consolidated balance sheet as “Derivative assets at fair value.” Table 43 presents our assessment of our credit loss exposure by counterparty credit rating on outstanding risk management derivative contracts as of December 31, 2006 and 2005. We present the outstanding notional amount and activity for our risk management derivatives in Table 18 in “MD&A—Consolidated Balance Sheet Analysis—Derivative Instruments.”

Table 43:  Credit Loss Exposure of Risk Management Derivative Instruments

	As of December 31, 2006
	Credit Rating(1)
	AAA	AA	A	Subtotal	Other(2)	Total
	(Dollars in millions)

Credit loss exposure(3)	$—	$3,219	$1,552	$4,771	$65	$4,836
Less: Collateral held(4)	—	2,598	1,510	4,108	—	4,108

Exposure net of collateral	$—	$621	$42	$663	$65	$728

Additional information:
Notional amount	$750	$537,293	$206,881	$744,924	$469	$745,393
Number of counterparties	1	17	3	21

	As of December 31, 2005
	Credit Rating(1)
	AAA	AA	A	Subtotal	Other(2)	Total
			(Dollars in millions)

Credit loss exposure(3)	$—	$3,012	$2,641	$5,653	$72	$5,725
Less: Collateral held(4)	—	2,515	2,476	4,991	—	4,991

Exposure net of collateral	$—	$497	$165	$662	$72	$734

Additional information:
Notional amount	$775	$323,141	$319,423	$643,339	$776	$644,115
Number of counterparties	1	14	6	21

(1)	We manage collateral requirements based on the lower credit rating, as issued by Standard & Poor’s and Moody’s, of the legal entity. The credit rating reflects the equivalent Standard & Poor’s rating for any ratings based on Moody’s scale.

(2)	Includes MBS options, defined benefit mortgage insurance contracts, forward starting debt and swap credit enhancements accounted for as derivatives.

(3)	Represents the exposure to credit loss on derivative instruments, which is estimated by calculating the cost, on a present value basis, to replace all outstanding contracts in a gain position. Derivative gains and losses with the same counterparty are presented net where a legal right of offset exists under an enforceable master settlement agreement. This table excludes mortgage commitments accounted for as derivatives.

(4)	Represents the collateral amount held as of December 31, 2006 and 2005, adjusted for any collateral transferred subsequent to December 31, based on credit loss exposure limits on derivative instruments as of December 31, 2006 and 2005. The actual collateral settlement dates, which vary by counterparty, ranged from one to three business days after the December 31, 2006 and 2005 credit loss exposure valuation dates. The value of the collateral is reduced in accordance with counterparty agreements to help ensure recovery of any loss through the disposition of the collateral. We posted $303 million and $476 million of collateral related to our counterparties’ credit exposure to us as of December 31, 2006 and 2005, respectively.

We expect the credit exposure on derivative contracts to fluctuate with changes in interest rates, implied volatility and the collateral thresholds of the counterparties. To reduce our credit risk concentration, we diversify our derivative contracts among different counterparties. Of the 21 risk management derivatives counterparties that we had outstanding transactions with as of December 31, 2006, seven of these counterparties accounted for approximately 78% of the total outstanding notional amount, and each of these seven counterparties accounted for between approximately 6% and 16% of the total outstanding notional amount. Each of the remaining counterparties accounted for less than 5% of the total outstanding notional amount as of December 31, 2006.

Approximately 85% of our net derivatives exposure of $728 million as of December 31, 2006 was with 13 interest rate and foreign currency derivative counterparties rated AA- or better by Standard & Poor’s and Aa3 or better by Moody’s. The percentage of our net exposure with these counterparties ranged from approximately 2% to 10%, or approximately $12 million to $74 million, as of December 31, 2006.

We mitigate our net exposure on our risk management derivative transactions through a collateral management policy, which consists of four primary components.

•	Minimum Collateral Threshold. Our derivatives counterparties are obligated to post collateral when exposure to credit losses exceeds agreed-upon thresholds that are based on credit ratings. The amount of collateral generally must equal the excess of exposure over the threshold amount.

•	Collateral Valuation Percentages. We require counterparties to post specific types of collateral to meet their collateral requirements. The collateral posted by our counterparties as of December 31, 2006 consisted of cash, U.S. Treasury securities, agency debt and agency mortgage-related securities. We assign each type of collateral a specific valuation percentage based on its relative risk. In cases where the valuation percentage for a certain type of collateral is less than 100%, we require counterparties to post an additional amount of collateral to meet their requirements.

•	Over-collateralization Based on Low Credit Ratings. We further reduce our net exposure on derivatives by generally requiring over-collateralization from counterparties whose credit ratings have dropped below predetermined levels. Counterparties with credit ratings falling below these levels must post collateral beyond the amounts previously noted to meet their overall requirements.

•	Daily Monitoring Procedures. On a daily basis, we value our derivative collateral positions for each counterparty using both internal and external pricing models, compare the exposure to counterparty limits, and determine whether additional collateral is required. We evaluate any additional exposure to a counterparty beyond our model tolerance level based on our corporate credit policy framework for managing counterparty risk. We also enter into master agreements that provide for netting of amounts due to us and amounts due to counterparties under those agreements.

Issuers of Securities in our Liquid Investment Portfolio

The primary credit exposure associated with issuers of investments held in our liquid investment portfolio is that the issuer will not repay principal and interest in accordance with the contractual terms. We mitigate this risk by restricting these investments to high credit quality short- and medium-term instruments, such as commercial paper, asset-backed securities and corporate floating rate notes, which are broadly traded in the financial markets. Approximately 99% and 98% of our non-mortgage securities as of December 31, 2006 and 2005, respectively, had a credit rating of A (or its equivalent) or higher, based on the lowest of Standard & Poor’s, Moody’s or Fitch ratings. We have a duration policy that limits the effective maturity on these investments to five years and limits the credit spread and interest rate durations to three years.

Interest Rate Risk Management and Other Market Risks

Our most significant market risks are interest rate risk and spread risk, which primarily arise from the prepayment uncertainty associated with investing in mortgage-related assets with prepayment options and from the changing supply and demand for mortgage assets. The majority of our mortgage assets are intermediate-term or long-term fixed-rate loans that borrowers have the option to pay at any time before the scheduled maturity date or continue paying until the stated maturity. An inverse relationship exists between changes in interest rates and the value of fixed-rate investments, including mortgages. As interest rates decline, the value or price of fixed-rate mortgages held in our portfolio will generally increase because mortgage assets originated at the prevailing interest rates are likely to have lower yields and prices than the assets we currently hold in our portfolio. Conversely, an increase in interest rates tends to result in a reduction in the value of our assets. As interest rates decline prepayment rates tend to increase because more favorable financing is available to the borrower, which shortens the duration of our mortgage assets. The opposite effect occurs as interest rates increase.

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

Our Capital Markets group is responsible for managing interest rate risk subject to our strategic objectives and corporate risk policies and limits. As discussed in “Supplemental Non-GAAP Information—Fair Value Balance Sheet,” we do not attempt to actively manage or hedge the impact of changes in mortgage-to-debt OAS after we purchase mortgage assets, other than through asset monitoring and disposition. We accept period-to-period volatility in our financial performance due to mortgage-to-debt OAS consistent with our corporate risk principles. The following discussion explains our interest rate risk management process, including the actions we take to manage interest rate risk and the measures we use to monitor interest rate risk.

Interest Rate Risk Management Strategies

Our portfolio of interest rate-sensitive instruments includes our investments in mortgage loans and securities, the debt issued to fund those assets, and the derivatives we use to manage interest rate risk. These assets and liabilities have a variety of risk profiles and sensitivities. We employ an integrated interest rate risk management strategy that includes asset selection and structuring of our liabilities to match and offset the interest rate characteristics of our balance sheet assets and liabilities as much as possible. Our strategy consists of the following principal elements:

•	Debt Instruments: We issue a broad range of both callable and non-callable debt instruments to manage the duration and prepayment risk of expected cash flows of the mortgage assets we own.

•	Derivative Instruments: We supplement our issuance of debt with derivative instruments to further reduce duration and prepayment risks.

•	Monitoring and Active Portfolio Rebalancing: We continually monitor our risk positions and actively rebalance our portfolio of interest rate-sensitive financial instruments to maintain a close match between the duration of our assets and liabilities.

Debt Instruments

The primary tool we use to manage the interest rate risk implicit in our mortgage assets is the variety of debt instruments we issue. We fund the purchase of mortgage assets with a combination of equity and debt. The debt we issue is a mix that typically consists of short- and long-term, non-callable debt and callable debt. The varied maturities and flexibility of these debt combinations help us in reducing the mismatch of cash flows between assets and liabilities in order to manage the duration risk associated with an investment in long-term fixed-rate assets. Callable debt helps us manage the prepayment risk associated with fixed-rate mortgage assets because the duration of callable debt changes when interest rates change in a manner similar to changes in the duration of mortgage assets.

Derivative Instruments

Derivative instruments also are an integral part of our strategy in managing interest rate risk. Derivative instruments may be privately negotiated contracts, which are often referred to as OTC derivatives, or they may be listed and traded on an exchange. When deciding whether to use derivatives instead of issuing debt securities to reach the same goal, we consider a number of factors, such as cost, efficiency, the effect on our liquidity and capital, and our overall interest rate risk management strategy. We choose to use derivatives when we believe they will provide greater relative value or more efficient execution of our strategy than debt securities. The derivatives we use for interest rate risk management purposes consist primarily of OTC contracts that fall into three broad categories:

•	Interest rate swap contracts. An interest rate swap is a transaction between two parties in which each agrees to exchange payments tied to different interest rates or indices for a specified period of time, generally based on a notional amount of principal. The types of interest rate swaps we use include pay-fixed, receive variable swaps; receive-fixed, pay variable swaps; and basis swaps.

•	Interest rate option contracts. These contracts primarily include pay-fixed swaptions, receive-fixed swaptions, cancelable swaps and interest rate caps.

•	Foreign currency swaps. These swaps convert debt that we issue in foreign-denominated currencies into U.S. dollars. We enter into foreign currency swaps only to the extent that we issue foreign currency debt.

We provide additional descriptions of the specific types of derivatives we use, including the typical effect on the fair value of each instrument as interest rates change, in “Glossary of Terms Used in This Report.”

We use interest rate swaps and interest rate options, in combination with our issuance of debt securities, to better match both the duration and prepayment risk of our mortgages. We are generally an end user of derivatives and our principal purpose in using derivatives is to manage our aggregate interest rate risk profile within prescribed risk parameters. We generally only use derivatives that are highly liquid and relatively straightforward to value. We use derivatives for four primary purposes:

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

(2) To achieve risk management objectives not obtainable with debt market securities.

As an example, we can use the derivative markets to purchase swaptions to add characteristics not obtainable in the debt markets. Some of the characteristics of the option embedded in a callable bond are dependent on the market environment at issuance and the par issuance price of the bond. Thus, in a callable bond we can not specify certain characteristics, such as specifying an “out-of-the-money” option, which could allow us to more closely match the interest rate risk being hedged. We use option-based derivatives, such as swaptions, because they provide the added flexibility to fully specify the terms of the option, thereby allowing us to more closely match the interest rate risk being hedged.

(3) To quickly and efficiently rebalance our portfolio.

While we have a number of rebalancing tools available to us, it is often most efficient for us to rebalance our portfolio by adding new derivatives or by terminating existing derivative positions. For example, when interest rates fall and mortgage durations shorten, we can shorten the duration of our debt by entering into receive-fixed interest rate swaps that convert longer-duration, fixed-term debt into shorter-duration, floating-rate debt or by terminating existing pay-fixed interest rate swaps. This use of derivatives helps increase our funding flexibility while helping us maintain our interest rate risk within policy limits. The types of derivative instruments we use most often to rebalance our portfolio include pay-fixed and receive-fixed interest rate swaps.

(4) To hedge foreign currency exposure.

We occasionally issue debt in a foreign currency. Our foreign-denominated debt represents less than 1% of our total debt outstanding. Because all of our assets are denominated in U.S. dollars, we enter into currency swaps to effectively convert the foreign-denominated debt into U.S. dollar-denominated debt. We are able to minimize our exposure to currency risk by swapping out of foreign currencies completely at the time of the debt issue.

Decisions regarding the repositioning of our derivatives portfolio are based upon current assessments of our interest rate risk profile and economic conditions, including the composition of our consolidated balance sheets and relative mix of our debt and derivative positions, the interest rate environment and expected trends. Table 44 presents, by derivative instrument type, our risk management derivative activity for the years ended December 31, 2006 and 2005, along with the stated maturities of derivatives outstanding as of December 31, 2006.

Table 44:  Activity and Maturity Data for Risk Management Derivatives(1)

	Interest Rate Swaps				Interest Rate Swaptions
		Receive-		Foreign		Receive-	Interest
	Pay-Fixed(2)	Fixed(3)	Basis(4)	Currency	Pay-Fixed	Fixed	Rate Caps	Other(5)	Total
	(Dollars in millions)

Notional balance as of December 31, 2004	$142,017	$81,193	$32,273	$11,453	$170,705	$147,570	$104,150	$733	$690,094
Additions	141,775	156,475	1,300	9,147	14,750	25,250	—	7,409	356,106
Terminations(6)	(95,005)	(113,761)	(29,573)	(14,955)	(36,050)	(34,225)	(71,150)	(7,366)	(402,085)

Notional balance as of December 31, 2005	$188,787	$123,907	$4,000	$5,645	$149,405	$138,595	$33,000	$776	$644,115
Additions	132,411	176,870	3,350	3,870	783	255	—	2,852	320,391
Terminations(6)	(53,130)	(53,693)	(6,400)	(4,964)	(54,838)	(23,929)	(19,000)	(3,159)	(219,113)

Notional balance as of December 31, 2006	$268,068	$247,084	$950	$4,551	$95,350	$114,921	$14,000	$469	$745,393

Future maturities of notional amounts:(7)
Less than 1 year	$15,950	$36,430	$200	$2,390	$2,000	$7,300	$11,750	$40	$76,060
1 year to 5 years	107,981	149,789	—	1,329	45,050	20,876	1,500	69	326,594
5 years to 10 years	112,835	53,325	100	—	43,250	74,245	750	360	284,865
Over 10 years	31,302	7,540	650	832	5,050	12,500	—	—	57,874

Total	$268,068	$247,084	$950	$4,551	$95,350	$114,921	$14,000	$469	$745,393

Weighted-average interest rate as of December 31, 2006:
Pay rate	5.10%	5.35%	5.29%	—	6.18%	—	—	—
Receive rate	5.36%	5.01%	6.58%	—	—	4.92%	—	—
Other	—	—	—	—	—	—	3.55%	—
Weighted-average interest rate as of December 31, 2005:
Pay rate	5.02%	4.36%	4.04%	—	5.94%	—	—	—
Receive rate	4.37%	4.38%	4.13%	—	—	5.03%	—	—
Other	—	—	—	—	—	—	2.97%	—

(1)	Excludes mortgage commitments accounted for as derivatives. Dollars represent notional amounts that indicate only the amount on which payments are being calculated and do not represent the amount at risk of loss.

(2)	Notional amounts include swaps callable by Fannie Mae of $10.8 billion and $14.3 billion as of December 31, 2006 and 2005, respectively.

(3)	Notional amounts include swaps callable by derivatives counterparties of $6.7 billion and $3.6 billion as of December 31, 2006 and 2005, respectively.

(4)	Notional amounts include swaps callable by derivatives counterparties of $600 million as of December 31, 2006.

(5)	Includes MBS options, forward starting debt and swap credit enhancements.

(6)	Includes matured, called, exercised, assigned and terminated amounts. Also includes changes due to foreign exchange rate movements.

(7)	Based on contractual maturities.

The outstanding notional balance of our risk management derivatives increased to $745.4 billion as of December 31, 2006. The $101.3 billion increase during 2006 reflects higher balances of both pay-fixed and receive-fixed swaps, partially offset by a reduction in interest rate swaptions. In response to the general increase in interest rates during the first half of 2006, which lengthened the duration of our mortgage assets, we generally added to our net pay-fixed swap position to extend the duration of our liabilities to more closely match the expected duration of our assets. During the second half of the year, when interest rates generally declined and the duration of our mortgage assets shortened, we added to our net receive-fixed swap position to shorten the duration of our liabilities. During 2005, we decreased the outstanding notional balance of our risk management derivatives by $46.0 billion to $644.1 billion as of December 31, 2005. The key driver of this decline was the termination of derivatives in connection with the elimination of debt that was used to fund mortgage assets that we sold.

Since December 31, 2006, the outstanding notional balance of our risk management derivatives has increased by $40.6 billion to $786.0 billion as of June 30, 2007. This increase was mainly due to an increase in our pay-

fixed swaps to extend the duration of our liabilities in response to the general increase in interest rates during the first half of 2007, which lengthened the duration of our mortgage assets.

Monitoring and Active Portfolio Rebalancing

Because single-family borrowers typically can prepay a mortgage at any time prior to maturity, the borrower’s mortgage is economically similar to callable debt. By investing in mortgage assets, we assume this inherent prepayment risk. As described above, we attempt to offset the prepayment risk and cover our short position either by issuing callable debt that we can redeem at our option or by purchasing option-based derivatives that we can exercise at our option. We also manage the prepayment risk of our assets relative to our funding through active portfolio rebalancing. We develop rebalancing actions based on a number of factors, including an assessment of current market conditions and various interest rate risk measures, which we describe below.

Measuring Interest Rate Risk

We are subject to Board and management market risk limits, which are monitored by our Capital Markets group and the Chief Risk Office and reviewed regularly by senior management and the appropriate risk committee. Our interest rate risk measurement framework is based on the fair value of our assets, liabilities and derivative instruments and the sensitivity of these fair values to changes in market factors. Because no single measure can reflect all aspects of the interest rate risk inherent in our mortgage portfolio, we utilize various risk metrics that together provide a more complete assessment of interest rate risk. We measure and monitor the fair value sensitivity to both small and large changes in the level of interest rates, changes in the slope and shape of the yield curve, and changes in interest rate volatility. We also calculate and monitor industry standard risk metrics that are based on fair value measures, such as duration and convexity, as well as value at-risk. In addition, we perform a range of stress test analyses that measure the sensitivity of the portfolio to severe hypothetical changes in market conditions. We produce a series of daily, weekly, monthly, and quarterly analyses that are used by the company to manage and monitor our interest rate risk position. Below we discuss three measures that we use to quantify our interest rate risk: (i) fair value sensitivity to interest rate level and slope shock, (ii) duration gap and (iii) net asset fair value sensitivity.

Fair Value Sensitivity to Changes in Level and Slope of Yield Curve

In July 2007, we disclosed in our Monthly Summary Report, which is submitted to the SEC in a Current Report on Form 8-K and made available on our Web site, the estimated impact on our financial condition of changes in the level and slope of the yield curve. Our disclosure presents the estimated pre-tax losses—expressed as a percentage of the estimated after-tax fair value of our net assets—resulting from an immediate adverse 50 basis point parallel shift in the level of LIBOR rates and an immediate adverse 25 basis point change in the slope of the LIBOR yield curve. We believe these changes represent moderate movements in interest rates. As of June 30, 2007, we estimated our exposure to a 50 basis point shift in the level of interest rates and a 25 basis point change in the slope of the yield curve was (1)% and 0%, respectively. We intend to publish these two new interest rate risk measures each month in our Monthly Summary Report.

Assets included in these interest rate sensitivity measures consist of our existing mortgage portfolio, non-mortgage investments and priced asset commitments. Liabilities consist of our existing debt instruments, derivative instruments and priced debt and derivative commitments. The calculation excludes the interest rate sensitivity of our guaranty business because we expect that the guaranty fee income generated from future business activity will largely replace any guaranty fee income lost as a result of mortgage prepayments due to movements in interest rates.

Duration Gap

Duration measures the price sensitivity of our assets and liabilities to changes in interest rates by quantifying the difference between the estimated durations of our assets and liabilities. Duration gap summarizes the extent to which estimated cash flows for assets and liabilities are matched, on average, over time and across interest rate scenarios. A positive duration gap signals a greater exposure to rising interest rates because it indicates that the duration of our assets exceeds the duration of our liabilities.

Our effective duration gap, which we report on a monthly basis in our Monthly Summary Report, reflects the estimate used contemporaneously by management as of the reported date to manage the interest rate risk of our portfolio. Our effective duration gap calculation includes the same assets and liabilities that we include in calculating the above interest rate level and slope fair value sensitivity measures. We seek to keep our assets and liabilities matched within a duration tolerance of plus or minus six months. When interest rates are volatile, we often need to lengthen or shorten the average duration of our liabilities to keep them closely matched with our mortgage durations, which change as expected mortgage prepayments change.

Beginning with June 2007 and for future months, we prospectively changed the methodology we use to calculate our monthly effective duration gap. The revised calculation reflects the difference between the proportional fair value weightings of our assets and liabilities. In prior months, the duration gap was not calculated on a weighted basis and was simply the daily average of the difference between the duration of our assets and the duration of our liabilities. Our revised methodology presents our effective duration gap on a basis that is consistent with the fair value sensitivity measures of changes in the level and slope of the yield curve discussed above. Based on the revised methodology, our duration gap was plus 1 month for the month of June 2007. Under the previous methodology, our duration gap for June 2007 would have measured minus 1 month, or approximately 2 months less than the effective duration gap under the revised methodology. Our monthly duration gap, based on our previous methodology, did not exceed plus or minus one month from October 2004 through June 2007.

Fair Value Sensitivity of Net Assets

Table 45 discloses the estimated fair value of our net assets as of December 31, 2006 and 2005, and the impact on the estimated fair value from a hypothetical instantaneous shock in interest rates of a 50 basis points decrease and a 100 basis points increase. We selected these interest rate changes because we believe they reflect reasonably possible near-term outcomes within a 12-month period. We discuss how we derive the estimated fair value of our net assets, which serves as the base case for our sensitivity analysis, in “Supplemental Non-GAAP Information—Fair Value Balance Sheet.”

Table 45:  Interest Rate Sensitivity of Fair Value of Net Assets

	As of December 31, 2006(6)
			Effect on Estimated Fair Value
	Carrying	Estimated	−50 Basis Points		+100 Basis Points
	Value	Fair Value	$	%	$	%
			(Dollars in millions)

Trading financial instruments(1)	$11,514	$11,514	$210	1.82%	$(499)	(4.33)%
Non-trading mortgage assets and consolidated debt(2)	777,084	774,012	9,515	1.23	(23,431)	(3.03)
Debt(2)	(759,860)	(765,144)	(8,351)	1.09	17,737	(2.32)

Subtotal before derivatives	28,738	20,382	1,374	6.74	(6,193)	(30.38)
Derivative assets and liabilities, net	3,747	3,747	(1,866)	(49.80)	4,130	110.22

Subtotal after derivatives	32,485	24,129	(492)	(2.04)	(2,063)	(8.55)
Guaranty assets and guaranty obligations, net(2)	(2,445)	7,593	(1,309)	(17.24)	1,664	21.91

Net market sensitive assets(2)(3)	30,040	31,722	(1,801)	(5.68)	(399)	(1.26)
Other non-financial assets and liabilities, net(4)	11,466	11,179	636	5.69	146	1.31

Net assets(5)	$41,506	$42,901	$(1,165)	(2.72)%	$(253)	(0.59)%

	As of December 31, 2005
			Effect on Estimated Fair Value
	Carrying	Estimated	−50 Basis Points		+100 Basis Points
	Value	Fair Value	$	%	$	%
	(Dollars in millions)

Trading financial instruments(1)	$15,110	$15,110	$262	1.73%	$(641)	(4.24)%
Non-trading mortgage assets and consolidated debt(2)	760,586	759,054	9,544	1.26	(24,059)	(3.17)
Debt(2)	(754,320)	(760,002)	(8,617)	1.13	17,640	(2.32)

Subtotal before derivatives	21,376	14,162	1,189	8.40	(7,060)	(49.85)
Derivative assets and liabilities, net	4,374	4,374	(1,577)	(36.05)	5,696	130.22

Subtotal after derivatives	25,750	18,536	(388)	(2.09)	(1,364)	(7.36)
Guaranty assets and guaranty obligations, net(2)	(2,274)	8,993	(1,392)	(15.48)	2,116	23.53

Net market sensitive assets(2)(3)	23,476	27,529	(1,780)	(6.47)	752	2.73
Other non-financial assets and liabilities, net(4)	15,826	14,670	489	3.33	(397)	(2.71)

Net assets(5)	$39,302	$42,199	$(1,291)	(3.06)%	$355	0.84%

(1)	Consists of securities classified in the consolidated balance sheets as trading and carried at estimated fair value.

(2)	“Non-trading mortgage assets and consolidated debt” includes the line item “Advances to lenders” reported in our consolidated GAAP balance sheets and the reclassification of consolidated debt with a carrying value and estimated fair value of $7.9 billion as of December 31, 2006, respectively, and a carrying value of $10.4 billion and estimated fair value of $10.5 billion as of December 31, 2005, respectively. In addition, certain amounts have been reclassified from securities to “Guaranty assets and guaranty obligations, net” to reflect how the risk of these securities is managed by the business.

(3)	Includes net financial assets and financial liabilities reported in “Notes to Consolidated Financial Statements—Note 19, Fair Value of Financial Instruments” and additional market sensitive instruments that consist of master servicing assets, master servicing liabilities and credit enhancements.

(4)	The sensitivity changes related to other non-financial assets and liabilities represent the tax effect on net assets under these scenarios and do not include any interest rate sensitivity related to these items.

(5)	The carrying value for net assets equals total stockholders’ equity as reported in the consolidated balance sheets.

(6)	Certain prior period amounts have been reclassified to conform with the current year presentation, which resulted in changes in the reported sensitivities of selected categories of market-sensitive assets and liabilities but did not change the reported sensitivities of either our net market sensitive assets or net assets.

The net asset sensitivities (excluding the sensitivity of the “Guaranty assets and guaranty obligations, net”), net of tax was (0.7)% for a −50 basis point shock and (3.1)% for a +100 basis point shock as of December 31, 2006, compared with (0.9)% for a −50 basis point shock and (2.4)% for a +100 basis point shock as of December 31, 2005. We evaluate the sensitivity of the fair value of our net assets, excluding the sensitivity of our guaranty assets and guaranty obligations, because, as previously discussed, we expect that the guaranty fee income generated from future business activity will largely replace any guaranty fee income lost as a result of mortgage prepayments due to movements in interest rates. As discussed above, we structure our debt and derivatives to match and offset the interest rate risk of our mortgage investments as much as possible. We believe the results of these sensitivity analyses are indicative of a relatively low level of interest rate risk.

Our interest rate risk measures are based on industry standard financial modeling techniques that depend on our internally developed proprietary mortgage prepayment models and interest rate models. Our prepayment models contain many assumptions, including those regarding borrower behavior in certain interest rate environments and borrower relocation rates. Other market inputs, such as interest rates, mortgage prices and interest rate volatility, are also critical components of our interest rate risk measures. We maintain a research program to constantly evaluate, update and enhance these assumptions, models and analytical tools as appropriate to reflect our best assessment of the environment.

Although we perform a wide range of sensitivity analyses using industry standard methodologies, there are inherent limitations in any methodology used to estimate the exposure to changes in market interest rates. It is not possible to fully model the market risk in instruments with option or prepayment risks. Our sensitivity analysis contemplate only certain movements in interest rates and are performed at a particular point in time based on the estimated fair value of our existing portfolio. These sensitivity analyses do not incorporate other factors that may have a significant effect, most notably the value from expected future business activities and strategic actions that management may take to manage interest rate risk. As such, these analyses are not intended to provide precise forecasts of the effect a change in market interest rates would have on us.

Operational Risk Management

Operational risk can manifest itself in many ways, including accounting or operational errors, business disruptions, fraud, technological failures and other operational challenges resulting from failed or inadequate internal controls. These events may potentially result in financial losses and other damage to our business, including reputational harm. In 2006, we implemented a new operational risk management framework that includes policies designed to identify, measure, monitor and manage operational risks across the company. In November 2006, we submitted a detailed three-year plan on the design and implementation of this framework to OFHEO as required by our consent order with OFHEO. Our operational risk management framework is based on the Basel Committee guidance on sound practices for the management of operational risk broadly adopted by U.S. commercial banks comparable in size to Fannie Mae. The framework incorporates elements such as the monitoring of operational loss events, tracking of key risk indicators, use of common terminology to describe risks and self-assessments of risks and controls in place to mitigate operational risks. We have recently hired several new senior officers with significant expertise in operational risk management to implement this new framework.

In addition to the corporate operational risk oversight function, we also maintain programs for the management of our exposure to other key operational risks, such as mortgage fraud, breaches in information security and external disruptions to business continuity. These risks are not unique to us and are inherent in the financial services industry.

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

We conduct daily liquidity management activities to achieve the goals of our liquidity risk policy. The primary tools that we employ for liquidity management include the following:

•	daily monitoring and reporting of our liquidity position;

•	daily forecasting of our ability to meet our liquidity needs over a 90-day period without relying upon the issuance of unsecured debt;

•	daily monitoring of market and economic factors that may impact our liquidity;

•	a defined escalation process for bringing any liquidity issues or concerns that may arise to the attention of higher levels of our management;

•	routine testing of our ability to rely upon identified sources of liquidity;

•	periodic reporting of our liquidity position to management and oversight by the Market Risk Committee and Board of Directors;

•	periodic review and testing of our liquidity management controls by our Internal Audit department;

•	maintaining unencumbered mortgage assets that are available as collateral for secured borrowings pursuant to repurchase agreements or for sale; and

•	maintaining an investment portfolio of liquid non-mortgage assets that are readily marketable or have short-term maturities so that we can quickly and easily convert these assets into cash.

Liquidity Contingency Plan

Our liquidity risk policy includes a contingency plan in the event that factors, whether internal or external to our business, temporarily compromise our ability to access capital through normal channels. Our contingency plan provides for alternative sources of liquidity that would allow us to meet all of our cash obligations for 90 days without relying upon the issuance of unsecured debt. If our access to the capital markets becomes impaired, our contingency plan designates our unencumbered mortgage portfolio as our primary source of liquidity. Our unencumbered mortgage portfolio consists of unencumbered mortgage loans and mortgage-related securities that could be pledged as collateral for borrowing in the market for mortgage repurchase agreements or sold to generate additional funds. Substantially all of our mortgage portfolio would have been eligible to be pledged as collateral under repurchase agreements as of December 31, 2006 and 2005. We did not have any outstanding securities sold under agreements to repurchase as of December 31, 2006 and 2005, and we did not pledge any mortgage loans held in our portfolio as collateral under repurchase agreements as of each of these dates. However, we have pledged mortgage-related securities and mortgage-related securities that were consolidated as loans under FIN 46R and under other agreements, including pledged collateral required to facilitate our trading activities. For further information on collateral pledged, see “Notes to Consolidated Financial Statements—Note 1, Summary of Significant Accounting Policies—Collateral.”

Our liquid investment portfolio is also a source of liquidity in the event that we cannot access the capital markets. Our liquid investment portfolio consists primarily of high-quality non-mortgage investments that are readily marketable or have short-term maturities. We had approximately $69.4 billion and $52.2 billion in liquid assets, net of any cash and cash equivalents pledged as collateral, as of December 31, 2006 and 2005, respectively.

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

Each of these commitments is addressed in our liquidity risk policy. We further agreed to periodic public disclosure regarding our compliance with the plan for maintaining three months’ liquidity and meeting the commitment for periodic testing. We believe we were in compliance with our commitment to maintain and test our functional contingency plan as of December 31, 2006 and June 30, 2007. We are currently in the process of revising our liquidity management policies in consultation with OFHEO. We expect that OFHEO will finalize its review of our proposed changes to our liquidity risk policy during the third quarter of 2007.

IMPACT OF FUTURE ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

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

In January 2007, FASB issued Derivatives Implementation Group (“DIG”) Issue No. B40 (“DIG B40”). The objective of DIG B40 is to provide a narrow scope exception to certain provisions of SFAS 133 for securitized interests that contain only an embedded derivative that is tied to the prepayment risk of the underlying financial assets. SFAS 155 and DIG B40 are effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. We adopted SFAS 155 effective January 1, 2007 and elected fair value measurement for hybrid financial instruments that contain embedded derivatives that otherwise require bifurcation, which includes buy-ups and guaranty assets arising from portfolio securitization transactions. We also elected to classify investment securities that may contain embedded derivatives as trading securities under SFAS 115. SFAS 155 is a prospective standard and had no impact on the consolidated financial statements on the date of adoption.

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

SFAS 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of a fiscal year that begins after September 15, 2006, with early adoption permitted. We adopted SFAS 156 effective January 1, 2007, with no material impact to the consolidated financial statements because we are not electing to measure MSRs at fair value subsequent to their initial recognition.

FIN 48, Accounting for Uncertainty in Income Taxes and FSP FIN 48-1 Definition of Settlement in FASB Interpretation 48

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 supplements SFAS 109 by defining a threshold for recognizing tax benefits in the consolidated financial statements. FIN 48 provides a two-step approach to recognizing and measuring tax benefits when a benefit’s realization is uncertain. First, we must determine whether the benefit is to be recognized and then the amount to be recognized. Income tax benefits should be recognized when, based on the technical merits of a tax position, we believe that if upon examination, including resolution of any appeals or litigation process, it is more likely than not (a probability of greater than 50%) that the tax position would be sustained as filed. The benefit recognized for a tax position that meets the more-likely-than-not criterion is measured based on the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the taxing authority, taking into consideration the amounts and probabilities of the outcomes upon settlement.

In May 2007, the FASB issued FSP FIN 48-1, Definition of Settlement in FASB Interpretation 48 (“FSP FIN 48-1”) to provide guidance on determining whether or not a tax position has been effectively settled for the purpose of recognizing previously unrecognized tax benefits. FIN 48 and FSP FIN 48-1 are effective for consolidated financial statements beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 upon adoption will be reported as an adjustment to beginning retained earnings. We are evaluating the impact of the adoption of FIN 48 and FSP FIN 48-1 on the consolidated financial statements.

SFAS No. 157, Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities and requires companies to provide expanded information about assets and liabilities measured at fair value, including the effect of fair value measurements on earnings. This statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances.

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

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits companies to make a one-time election to report certain financial instruments at fair value with the changes in fair value included in earnings. SFAS 159 is effective for consolidated financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We intend to adopt SFAS 159 effective January 1, 2008. We are still evaluating which, if any, financial instruments we will elect to report at fair value. Accordingly, we have not yet determined the impact, if any, on the consolidated financial statements of adopting this standard.

FSP FIN 39-1, Amendment of FASB Interpretation No. 39

In April 2007, the FASB issued FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP FIN 39-1”). This FSP amends FIN 39 to allow an entity to offset cash collateral receivables and payables reported at fair value against derivative instruments (as defined by SFAS 133) for contracts executed with the same counterparty under master netting arrangements. The decision to offset cash collateral under this FSP must be applied consistently to all derivatives counterparties where the entity has master netting arrangements. If an entity nets derivative positions as permitted under FIN 39, this FSP requires the entity to also offset the cash collateral receivables and payables with the same counterparty under a master netting arrangement. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007. As we have elected to net derivative positions under FIN 39, we will adopt FSP FIN 39-1 on January 1, 2008 and are evaluating the impact of its adoption on the consolidated financial statements.

GLOSSARY OF TERMS USED IN THIS REPORT

Terms used in this report have the following meanings, unless the context indicates otherwise.

“Agency issuers” refers to the government-sponsored enterprises Fannie Mae and Freddie Mac, as well as Ginnie Mae.

“Alt-A mortgage” generally refers to a loan that can be underwritten with lower or alternative documentation than a full documentation mortgage loan but may also include other alternative product features. As a result, Alt-A mortgage loans generally have a higher risk of default than non-Alt-A mortgage loans. In reporting our Alt-A exposure, we have classified mortgage loans as Alt-A if the lenders that deliver the mortgage loans to us have classified the loans as Alt-A based on documentation or other product features, or, for the original or resecuritized private-label, mortgage-related securities that we hold in our portfolio, if the securities were labeled as Alt-A when sold.

“ARM” or “adjustable-rate mortgage” refers to a mortgage loan with an interest rate that adjusts periodically over the life of the mortgage based on changes in a specified index.

“Basis swap contract” refers to an agreement that provides for the exchange of variable interest payments, based on notional amounts, tied to two different underlying interest rate indices.

“Business volume” or “new business acquisitions” refers to the sum in any given period of the unpaid principal balance of: (1) the mortgage loans and mortgage-related securities we purchase for our investment portfolio; and (2) the mortgage loans we securitize into Fannie Mae MBS that are acquired by third parties. It excludes mortgage loans we securitize from our portfolio.

“Cancelable swaps” generally refers to a swap in which one or both parties have the right to cancel the swap under certain circumstances at some point in the future and without incurring a cost for canceling the swap. Ordinarily, the rates exchanged in the swap will reflect the value of a cancellation option. These contracts generally increase in value as implied volatility increases.

“Charter Act” or “our charter” refers to the Federal National Mortgage Association Charter Act, 12 U.S.C. § 1716 et seq.

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

“Derivative” refers to a financial instrument that derives its value based on changes in an underlying asset, such as security or commodity prices, interest rates, currency rates or other financial indices. Examples of derivatives include futures, options and swaps.

“Duration” refers to the sensitivity of the value of a security to changes in interest rates. The duration of a financial instrument is the expected percentage change in its value in the event of a change in interest rates of 100 basis points.

“DUS®” refers to our Delegated Underwriting and Servicing Program. Under this program, we delegate the underwriting of loans to lenders that we approve for the program, and these lenders are not required to obtain loan-by-loan approval before we acquire the loans from them.

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

“GAAP” refers to generally accepted accounting principles in the U.S.

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

“Interest rate cap” refers to a contract in which we receive money when a reference interest rate, typically LIBOR, exceeds an agreed-upon referenced strike price. The value generally increases as reference interest rates rise. Although an interest rate cap is not an option it has option-like characteristics.

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

“Multi-class Fannie Mae MBS” refers to Fannie Mae MBS, including REMICs, where the cash flows on the underlying single-class and/or multi-class Fannie Mae MBS, other mortgage-related securities or mortgage loans are divided creating several classes of securities, each of which represents a beneficial ownership interest in a separate portion of cash flows. By separating the cash flows, the resulting classes may consist of: (1) interest-only payments; (2) principal-only payments; (3) different portions of the principal and interest payments; or (4) combinations of each of these. Terms to maturity of some multi-class Fannie Mae MBS, particularly REMIC classes, may match or be shorter than the maturity of the underlying mortgage loans and/or mortgage-related securities. As a result, each of the classes in a multi-class Fannie Mae MBS may have a different coupon rate, average life, repayment sensitivity or final maturity.

“Multifamily mortgage loan” refers to a mortgage loan secured by a property containing five or more residential dwelling units.

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

“Net mortgage portfolio assets” refers to the amount reported to OFHEO for purposes of computing the portfolio limit and is defined as the unpaid principal balance of our mortgage assets, net of market valuation adjustments, allowance for loan losses, impairments, and unamortized premiums and discounts, excluding consolidated mortgage-related assets acquired through the assumption of debt.

“Nontraditional mortgages” generally refer to mortgage products that allow borrowers to defer payment of principal and/or interest, such as interest-only mortgages, negative-amortizing mortgages, and payment option ARMs.

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

“OFHEO-directed minimum capital requirement” refers to a 30% capital surplus over our minimum capital requirement.

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

“Pay-fixed, receive variable swap contract” refers to an agreement under which we pay a predetermined fixed rate of interest based upon a set notional amount and receive a variable interest payment based upon a stated index, with the index resetting at regular intervals over a specified period of time. These contracts generally increase in value as interest rates rise.

“Pay-fixed swaption” refers to an option that allows us to enter into a pay-fixed, receive variable interest rate swap at some point in the future. These contracts generally increase in value as interest rates rise.

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

“Receive-fixed swaption” refers to an option that allows us to enter into a receive-fixed, pay variable interest rate swap at some point in the future. These contracts generally increase in value as interest rates fall.

“Receive-fixed, pay variable swap contract” refers to an agreement under which we make a variable interest payment based upon a stated index, with the index resetting at regular intervals, and receive a predetermined fixed rate of interest based upon a set notional amount and over a specified period of time. These contracts generally increase in value as interest rates fall.

“REMIC” or “Real Estate Mortgage Investment Conduit” refers to a type of multi-class mortgage-related security in which interest and principal payments from mortgages or mortgage-related securities are structured into separately traded securities.

“REO” refers to real-estate owned by Fannie Mae, generally because we have foreclosed on the property or obtained the property through a deed in lieu of foreclosure.

“Risk-based capital requirement” refers to the amount of capital necessary to absorb losses throughout a hypothetical ten-year period marked by severely adverse circumstances. Refer to “Item 1—Business—Our Charter and Regulation of Our Activities—OFHEO Regulation—Capital Adequacy Requirements—Statutory Risk-Based Capital Requirement” for a detailed definition of our statutory risk-based capital requirement.

“Secondary mortgage market” refers to the financial market in which residential mortgages and mortgage-related securities are bought and sold.

“Single-class Fannie Mae MBS” refers to Fannie Mae MBS where the certificate holders receives principal and interest payments in proportion to their percentage ownership of the MBS issue.

“Single-family mortgage loan” refers to a mortgage loan secured by a property containing four or fewer residential dwelling units.

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

“Structured Fannie Mae MBS” refers to multi-class Fannie Mae MBS and single-class Fannie Mae MBS that are resecuritizations of other single-class Fannie Mae MBS.

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

Quantitative and qualitative disclosure about market risk is set forth on pages 141 through 148 of this Annual Report on Form 10-K under the caption “Item 7—MD&A—Risk Management—Interest Rate Risk Management and Other Market Risks.”

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto are included elsewhere in this Annual Report on Form 10-K as described below in “Item 15—Exhibits and Financial Statement Schedules.”

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

OVERVIEW

This section discusses management’s identification of, and efforts to remediate, material weaknesses in internal control over financial reporting over the period from December 31, 2005 to the date of this filing. It begins with an overview of remediation status of each of the material weaknesses reported as of December 31, 2005, as of December 31, 2006, and through the date of this filing. This overview is followed by a discussion of management’s evaluation of disclosure controls and procedures, management’s report on internal control over financial reporting, and management’s progress in remediating the material weaknesses, as set forth in the table below.

As shown in the following table, a number of the material weaknesses reported as of December 31, 2005 were remediated as of December 31, 2006, while others continued to be material weaknesses at such date but have been remediated as of the date of this filing. The description of the material weaknesses identified in the table is attached as Exhibit 99.3 hereto and is incorporated by reference herein.

Material Weakness Reported	Status as of	Status as of the date
as of December 31, 2005	December 31, 2006	of this Filing

Control Environment:
Accounting Policy	Remediated	*
Enterprise-Wide Risk Oversight	Remediated	*
Internal Audit	Remediated	*
Human Resources	Remediated	*
Information Technology Policy	Remediated	*
Policies and Procedures	Remediated	*
Application of GAAP	Remediation in process	Remediation in process
Financial Reporting Process:
Financial Statement Preparation and Reporting	Remediation in process	Remediation in process
Disclosure Controls	Remediation in process	Remediation in process
General Ledger Controls	Remediated	*
Journal Entry Controls	Remediation in process	Remediated
Reconciliation Controls	Remediation in process	Remediated
Information Technology and Infrastructure:
Access Control	Remediation in process	Remediation in process
Change Management	Remediated	*
End User Computing	Remediated	*
Independent Model Review Process	Remediated	*
Treasury and Trading Operations	Remediated	*
Pricing and Independent Price Verification Processes	Pricing Controls - Remediation in process	Remediated

	Independent Price Verification Process - Remediated	*
Wire Transfer Controls	Remediated	*
Multifamily Lender Loan Loss Sharing Modifications	Remediation in process	Remediation in Process

*	Since remediation as of December 31, 2006 of the material weakness that existed as of December 31, 2005, these controls have continued to be effective.

In our 2005 Form 10-K, we identified 12 material weaknesses in our internal control over financial reporting as of December 31, 2005 relating to accounting policy, our enterprise-wide risk program, our internal audit program, human resources, IT policies, policies and procedures, general ledger controls, IT change management, end user computing tools, our independent model review process, treasury and trading operations, and wire transfer controls. These material weaknesses are not described below because they were remediated as of December 31, 2006. We describe the actions that we took during 2005 and 2006 to remediate these material weaknesses under the heading “Description of Remediation Actions—Actions Relating to Material Weaknesses Remediated as of December 31, 2006.” This section then describes the remediation activities undertaken in 2005, 2006 and 2007 through the date of this filing with respect to material weaknesses in internal control over financial reporting that were remediated as of the date of this filing before concluding with the remaining remediation activities underway as of the date of this filing.

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

Management identified material weaknesses in our internal control over financial reporting, which management considers an integral component of our disclosure controls and procedures. The Public Company Accounting Oversight Board’s (PCAOB) Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB has revised the definition of material weakness for audits of fiscal years ending on or after November 15, 2007. The revised definition, under the PCAOB’s Auditing Standard No. 5, changes the standard from “more than a remote likelihood,” to “a reasonable possibility,” that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Although we use the Auditing Standard No. 2 definition of material weakness for this Item 9A, we do not expect that the revised definition would have affected management’s assessment of internal control over financial reporting in this report. We have not filed periodic reports on a timely basis, as required by the rules of the SEC and the NYSE, since June 30, 2004. Our review of our accounting policies and practices in 2005 and 2006, and the restatement of our consolidated financial statements for the years ended December 31, 2003 and 2002, has resulted in an inability to timely file our Annual Reports on Form 10-K for the years ended December 31, 2004, 2005 and 2006, and our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2004, March 31, 2005, June 30, 2005, September 30, 2005, March 31, 2006, June 30, 2006, September 30, 2006, March 31, 2007 and June 30, 2007. We filed our 2005 Form 10-K on May 2, 2007. As a result of these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2006 or as of the date of filing this report.

We have made progress toward achieving effectiveness at a reasonable assurance level in our internal control over financial reporting. Specifically, we have taken, and are taking, the actions described below under “Remediation Activities and Changes in Internal Control Over Financial Reporting” to remediate the material weaknesses in our internal control over financial reporting. In addition, during 2006, we made enhancements to other disclosure controls, which include:

•	revision and adoption of a new charter by the Disclosure Committee;

•	an annual review of the Disclosure Committee charter;

•	clarification of authority and role of the Disclosure Committee;

•	formal training for Disclosure Committee members;

•	preparation of and maintenance of agendas for Disclosure Committee meetings;

•	implementation of a Disclosure Committee voting process; and

•	implementation of new disclosure policies and procedures covering, among other things, the relevant documents reviewed by the Disclosure Committee and the process for raising and resolving disclosure questions in a timely manner.

We continue to strive to improve our disclosure controls and procedures to enable us to provide complete and accurate public disclosure on a timely basis. Management believes that the material weakness relating to our disclosure controls will be remediated when we are able to file required reports with the SEC and the NYSE on a timely basis and we have remediated all other material weaknesses.

To address the material weaknesses described in this Item 9A, management performed additional analyses and other post-closing procedures designed to ensure that our consolidated financial statements were prepared in accordance with GAAP. These procedures included data validation and certification procedures from the source systems through the general ledger, testing and documentation of systems, validation of results, disclosure review, and pre- and post-closing analytics. As a result, management believes that the consolidated financial statements included in this report fairly present in all material respects the company’s financial position, results of operations and cash flows for the periods presented.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Overview

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making its assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Management’s assessment of our internal control over financial reporting as of December 31, 2006 identified the continuation of material weaknesses in our application of GAAP, our financial reporting process, information technology applications and infrastructure access controls, pricing controls, and multifamily lender loss sharing modifications.

Because of the material weaknesses described below, management has concluded that our internal control over financial reporting was not effective as of December 31, 2006 or as of the date of filing this report. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on management’s assessment of our internal control over financial reporting, expressing an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2006. This report is included on page 168 below.

Description of Material Weaknesses as of December 31, 2006

We identified the following material weaknesses as of December 31, 2006:

Application of GAAP

We did not maintain effective internal control over financial reporting relating to designing our process and information technology applications to comply with GAAP as specified in Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”) which affects our accounting conclusions related to loans purchased from trusts under our default call option. Although we did not have the process and information technology applications in place to comply with SOP 03-3 as of December 31, 2006, our financial statements for 2005 and 2006 appropriately reflect our adoption of SOP 03-03 for loans acquired out of trusts on or after January 1, 2005.

We did not maintain effective internal control over financial reporting relating to our accounting for certain 2006 securities sold under agreements to repurchase and certain 2006 securities purchased under agreements to resell to comply with GAAP as specified in SFAS No. 140, Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125) (“SFAS 140”). Our evaluation of these transactions was insufficient, and, as a result, we incorrectly recorded these 2006 transactions as purchases and sales although they did not qualify for such treatment under SFAS 140. These transactions are appropriately recorded as financings in this Annual Report on Form 10-K and do not affect prior periods as the agreements were entered into after January 1, 2006.

We have remediated all other previously reported control deficiencies relating to the design of our process and information technology applications to comply with GAAP.

Financial Reporting Process

We did not maintain an effective, timely and accurate financial reporting process. Given the pervasive nature of these material weaknesses, they could materially impact our financial statement accounts and disclosures. Specifically, we identified the following material weaknesses in our financial reporting process:

•	Financial Statement Preparation and Reporting

We identified errors in the processes and systems developed to prepare our financial information. Specifically, we identified design errors in these processes and systems which resulted in extensive process and system design changes as well as correcting journal entries. These errors were corrected prior to issuance of our financial statements. However, based upon the nature and extent of these errors, our financial reporting processes and systems did not have adequate controls to ensure that they may be executed on a routine, repeatable basis.

•	Disclosure Controls and Procedures

We did not maintain effective disclosure controls and procedures. Specifically, we have not filed periodic reports on a timely basis as required by the rules of the SEC and the NYSE.

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

Information Technology Applications and Infrastructure Access Control

We did not maintain effective internal control over financial reporting relating to the design of controls over access to financial reporting applications and data. Specifically, ineffective controls included inappropriate access to programs and data, lack of periodic review and monitoring of such access, and lack of clearly communicated policies and procedures governing information technology security and access. Furthermore, we did not maintain effective logging and monitoring of servers and databases to ensure that access was both appropriate and authorized. Given the pervasive nature of this material weakness, it could materially impact our financial statement accounts and disclosures.

Pricing Controls

We did not maintain effective internal control over financial reporting with respect to the design of our controls related to our pricing processes for securities. As a result, our accounting conclusions, including certain conclusions related to the fair value of our securities and unrealized gains and losses, could have been materially affected.

Multifamily Lender Loss Sharing Modifications

We did not maintain effective internal control over financial reporting with respect to the design of our controls related to maintaining and recording accurate multifamily lender loss sharing information in our information systems. As a result, our accounting conclusions, including certain conclusions related to consolidation, could have been materially affected.

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

With respect to the remaining material weaknesses described above, we are implementing new internal controls and testing to assess their effectiveness. Management will not make a final determination that we have completed our remediation of these remaining material weaknesses until we have completed testing of our newly implemented internal controls. We currently estimate that we will not complete implementing and testing of all of these new controls until the filing of our Annual Report on Form 10-K for the year ended December 31, 2007; however, we anticipate that we may complete testing with respect to some of our remaining material weaknesses prior to that time. Further, we believe that we will not have remediated the material weakness relating to our disclosure controls and procedures until we are able to file required reports with the SEC and the NYSE on a timely basis. Deloitte & Touche LLP will independently assess the effectiveness of our internal control over financial reporting, but will make that assessment only in connection with its audit of our consolidated financial statements for the year ended December 31, 2007. In addition, our internal control environment will continue to be modified and enhanced in order to enable us to file periodic reports with the SEC on a current basis in the future.

Management believes the measures that we have implemented to remediate the material weaknesses in internal control over financial reporting have had a material impact on our internal control over financial reporting since December 31, 2004. Changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting are described below.

Description of Remediation Actions

Actions Relating to Material Weaknesses Remediated as of December 31, 2006

The discussion below describes the actions that management took during 2005 and 2006 to remediate material weaknesses in internal control over financial reporting that were identified as of December 31, 2005.

Control Environment

•	Accounting Policy

In September 2006, we completed a full assessment of all our accounting policies designed to ensure their compliance with GAAP, which required us to revise substantially all of these accounting policies. As part of this process, we engaged accounting experts to advise on our accounting policies. We currently maintain a written, comprehensive set of GAAP-compliant financial accounting policies. All of these accounting policies have been communicated to the appropriate accounting functions.

Staff in the accounting policy function works closely with each of the business units and financial reporting to facilitate accurate accounting policy interpretation and to address new or emerging accounting policy issues. Accounting standard-setting developments are actively monitored, with implementation impacts researched in coordination with the Controller’s department, business unit personnel and other divisions that would be impacted. Additionally, accounting policy is actively engaged in new product and process approval designed to ensure that the correct accounting policy decisions are reached and implemented.

In addition, in order to provide a segregation of duties between those who develop our accounting policies and those who implement them, as part of our organizational redesign, reporting responsibility for the accounting policy function was moved from the Controller to the CFO. Since May 2005, we have changed leadership and significantly augmented the numbers and quality of staff in the accounting policy function.

•	Enterprise-Wide Risk Oversight

We completed the establishment of an enterprise-wide risk organization with oversight of credit risk, market risk, operational risk, and independent model review in 2006. In June 2006, we hired a Chief Risk Officer, and new senior officers responsible for credit risk oversight and operational risk oversight reporting to the new Chief Risk Officer. In September 2006, we also hired a senior officer responsible for market risk oversight, capital methodology and model review. We developed and communicated corporate-wide risk policies and enhanced our business unit risk management processes. We implemented a new organizational risk structure that includes risk management personnel within each business unit. Those individuals report to business unit leadership and have responsibility for implementing the corporate-wide risk policies in their respective business units. We also enhanced Board monitoring and communication regarding credit risk and market risk through adoption of a new charter for the Risk

Policy and Capital Committee of the Board of Directors in July 2006. The Chief Risk Officer reports independently to the Risk Policy and Capital Committee, and also reports directly to the Chief Executive Officer.

•	Internal Audit

In July 2005, management and the Audit Committee of the Board appointed a new Chief Audit Executive from outside the company. The Chief Audit Executive reports directly to the Audit Committee with indirect reporting to the Chief Executive Officer. The Chief Audit Executive enhanced the level of communication with the Audit Committee, which includes increased communication with the Chairman of the Audit Committee and enhanced detail within the formal reports to the Audit Committee. Additionally, the Internal Audit function completed a comprehensive review and analysis of its organizational design and audit processes, including organizational structure, staffing levels, skill assessments, audit planning, audit execution and reporting. Internal Audit has filled its key management positions and continues to reassess and enhance its staffing. The Internal Audit management team was expanded in 2006 from one officer to four, three of whom were external hires. All officers in the Internal Audit department hold one or more of the following professional credentials: certified public accountant, certified internal auditor, certified fraud examiner, certified information systems auditor or certified bank auditor. As of January 2006, Internal Audit developed and communicated a risk-based audit plan, which it reports upon regularly to the Audit Committee.

•	Human Resources

As part of our organizational redesign, we repositioned and redefined the role of our human resources function. In October 2006, this included implementation of a new performance assessment process, enhancement of job descriptions, and clearly communicated policies and procedures regarding human resources. We also hired additional personnel into HR functions to assist in strengthening the role of human resources within the company. Additionally, we completed a comprehensive corporate review of delegations of authority and developed and communicated a corporate-wide policy.

•	Information Technology Policy

We implemented an information technology standard setting board in 2005 that governs the development and communication of information technology policies, corporate technology standards and, in September 2006, implemented detailed technology operating procedures throughout the company. In addition, in November 2006, we hired a new Chief Information Officer responsible for oversight of all of our technology efforts.

•	Policies and Procedures

In September 2006, we implemented corporate-wide standards for policies and procedures for use throughout our business to support a uniform approach to the documentation of current policies, procedures and delegated authority in most areas of the company. Concurrent with our corporate policy and procedures initiative, each of our business units identified and corrected deficient policies and procedures documentation for processes relevant to internal control over financial reporting. As noted above, we also completed a comprehensive corporate review of delegations of authority and developed and communicated a corporate-wide policy.

Financial Reporting Process

•	General Ledger Controls

We implemented additional review and approval controls to manage the addition and deletion of general ledger accounts. We also strengthened supervisory review controls over account management and the periodic close process. These controls were implemented in the second quarter of 2006.

Information Technology Applications and Infrastructure

•	Change Management

We implemented additional procedures in September 2006 to control changes to all of the applications that are material to our financial reporting process. Such procedures include standard request, approval and review controls over any system or data change. Significant changes are managed through a governance committee of corporate representatives from technology and business unit management. In addition, we have implemented reconciliation or user controls designed to ensure that the desired change was implemented as intended.

•	End User Computing

We implemented procedures to control changes to our end user computing (“EUC”) applications, such as spreadsheets. These procedures included:

•	ongoing identification of EUCs used in all significant financial reporting processes;

•	protecting EUCs through maintenance on a controlled platform, implemented in August 2006, within our IT infrastructure where EUC access can be controlled using a process similar to the corporate application access provision process;

•	version control for a significant portion of EUCs; and

•	data change control for a significant portion of EUCs.

Independent Model Review Process

A corporate model policy approved in September 2005 established an independent model review process that assesses and validates on a regular basis whether the models and assumptions are reasonable for their intended use. We established an independent model review function under the Chief Risk Officer. As of December 31, 2006, we applied this process to our most critical financial models pursuant to our new independent model review process.

Treasury and Trading Operations

We redesigned our process for authorizing, approving, validating and settling trades, including segregating duties among trading, settlement and valuation activities within both our treasury and trading operations. In addition, with the assistance of an independent consulting firm, we assessed the organizational design of our treasury and trading operations, and completed changes in those functions in December 2006.

Wire Transfer Controls

We completed the implementation of redesigned controls related to our wire transfer activity in September 2006. Specifically, we implemented system changes, developed multiple department policies and created a cross functional team to develop enhancements to our wire transfer process and controls. As a result, we enhanced our access controls by segregating the wire initiation and wire system access functions, implemented a periodic access review process and strengthened our access approval procedures. Additionally, we eliminated the use of paper manual wire transfers from our standard processes and have reduced our list of inactive counterparty wire instructions in our database. Lastly, we also increased business unit staffing levels and hired an external consultant to provide best practice and industry standards guidance.

Independent Price Verification Process

In 2006 we established an independent price verification process with appropriate segregation of duties from our pricing function. This function implemented independent validation controls to provide verification of fair value prices through comparisons with external market sources and analytical procedures for prices.

Actions Relating to Material Weaknesses Remediated as of the Date of this Filing

The discussion below describes the actions that management took during 2005, 2006 and 2007 through the date of this filing to remediate the material weaknesses in internal control over financial reporting that were remediated as of the date of this filing.

Application of GAAP

We assessed the impact of SOP 03-3, and modified our process and information technology applications in the first quarter of 2007 to ensure the appropriate application of GAAP in accordance with the recently issued standard.

Financial Reporting Process

•	Journal Entry Controls

We completed implementation of enhanced processes and controls in our journal entry creation and approval process in the second quarter of 2007. The new process includes additional training on the creation of journal entries, required journal entry support and the required review and approval of journal entries. Additional controls were added to specify thresholds for journal entry approval while creating a separate function for the ongoing monitoring of journal entry generation and compliance.

•	Reconciliation Controls

We completed the implementation of a redesigned process in the third quarter of 2007. These process changes ensure that all of our general ledger accounts are reconciled on a timely basis. We assigned primary and supervisory account management responsibility for all of our general ledger accounts, and review this information on a quarterly basis. We have also provided detailed training on account reconciliations. Reconciliation completion, review and issue management is monitored each month to ensure compliance with our policies.

Pricing Controls

We completed improvements to our control processes for pricing securities during the third quarter of 2007 which included supervisory review over data inputs, model outputs and computational accuracy. During 2006 we also redesigned our processes for the pricing of our liabilities and derivatives to include additional supervisory review and additional controls over data inputs and model outputs.

Remediation Actions Relating to Remaining Material Weaknesses

The discussion below describes the actions that management has taken and is in the process of taking to remediate our remaining material weaknesses in internal control over financial reporting.

Application of GAAP

Although we have not yet remediated the material weakness relating to our accounting for certain securities sold under agreements to repurchase and certain securities purchased under agreements to resell to comply with GAAP as specified in SFAS 140, we are updating our procedures for the evaluation and recordation of these transactions in our accounting records to ensure that transactions are recorded appropriately under SFAS 140.

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

Further, during 2007, we continue to enhance the financial statement preparation and reporting by developing enhanced data sourcing and business processes to enable a sustainable, repeatable financial close and reporting process. We continue to identify and communicate requirements earlier, while ensuring that our systems have adequate controls and documentation prior to implementation. We have also provided detailed training on cash flow statement and disclosure preparation. Additionally, we are implementing additional analytics to facilitate a more thorough and timely review of the results of operations.

•	Disclosure Controls and Procedures

While we have made progress toward achieving effectiveness at a reasonable assurance level in our disclosure controls and procedures, as discussed under “Evaluation of Disclosure Controls and Procedures” above, management believes that this material weakness will not be remediated until we are able to file required reports with the SEC and the NYSE on a timely basis and have remediated all material weaknesses.

Access Controls for Information Technology Applications and Infrastructure

Although we have not yet remediated this material weakness, as of the date of this filing, we designed and implemented procedures and technology to control access to all of the applications that are within all significant financial reporting processes in August 2006. Such procedures include standard request, review and approval controls over any addition or deletion to system access. In addition, we perform regular, periodic monitoring of authorized users designed to ensure that only authorized users have access to systems and that such access is commensurate with current job responsibilities. We also implemented additional procedures to monitor our platforms and databases, with corresponding escalation and review of potential incidents.

We are further standardizing and automating the process to add or remove a user’s access to applications that are material to our financial reporting process. In addition, we are improving automation of the workflow for requesting, approving, granting, revoking and reviewing access privileges on technology platforms that support applications that are material to our financial reporting process.

Multifamily Lender Loss Sharing Modifications

Although we have not yet remediated this material weakness, as of the date of this filing, we are implementing independent validation controls during 2007 to provide verification of recourse data associated with multifamily loans and deals with product characteristics and lender agreements. Further, we have redesigned our processes and controls for monitoring changes to contractual arrangements, and updating and validating such changes in our systems.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Fannie Mae
Washington, DC

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Fannie Mae and consolidated entities (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

•	Application of Accounting Principles Generally Accepted in the United States of America—The Company did not maintain effective internal control relating to designing its process and information technology applications to comply with accounting principles generally accepted in the United States of America as specified in Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3) which affects the Company’s accounting conclusions related to loans purchased from trusts under the default call option.

Additionally, the Company did not maintain effective internal control over financial reporting relating to its accounting for certain 2006 securities sold under agreements to repurchase and certain 2006 securities purchased under agreements to resell to comply with GAAP as specified in Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125) (SFAS 140). The Company’s evaluation of these transactions was insufficient, and, as a result, the Company incorrectly recorded these 2006 transactions as purchases and sales although they did not qualify for such treatment under SFAS 140.

•	Financial Reporting Process—The Company did not maintain an effective, timely and accurate financial reporting process, including a lack of timely and complete financial statement reviews, effective disclosure controls and procedures, and journal entry controls, and appropriate reconciliation processes. Given the pervasive nature of these material weaknesses, they could materially impact the Company’s financial statement accounts and disclosures.

•	Information Technology Applications and Infrastructure Access Control—The design of internal control was inadequate with respect to access to financial reporting applications and data. Given the pervasive nature of this material weakness, it could materially impact the Company’s financial statement accounts and disclosures.

•	Pricing Control—The design of internal control over financial reporting was inadequate with respect to the process related to the pricing process for securities. As a result, the Company’s accounting conclusions, including certain conclusions related to the fair value of its securities and unrealized gains and losses, could have been materially affected.

•	Multifamily Lender Loan Loss Sharing Modifications—The design of internal control was inadequate with respect to maintaining and recording accurate multifamily lender loss sharing information in the Company’s information systems. As a result, the accounting conclusions, including certain conclusions related to consolidation, could have been materially affected.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2006, of the Company and this report does not affect our report on such financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006, of the Company and our report dated August 15, 2007 expressed an unqualified opinion on those financial statements.

/s/  Deloitte & Touche LLP

Washington, DC
August 15, 2007

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

Our current directors are listed below. They have provided the following information about their principal occupation, business experience and other matters.

Stephen B. Ashley, 67, has been Chairman and Chief Executive Officer of The Ashley Group, a group of commercial and multifamily real estate, brokerage and investment companies, since 1995. The Ashley Group is comprised of S.B. Ashley Management Corporation, S.B. Ashley Brokerage Corporation and S.B. Ashley & Associates Venture Company, LLC. From 1991 to 1995, Mr. Ashley served as Chairman and Chief Executive Officer of Sibley Mortgage Corporation, a commercial, multifamily, and single-family mortgage banking firm, and Sibley Real Estate Services, Inc. Mr. Ashley is a past President of the Mortgage Bankers Association of America and has over 40 years of experience in the real estate and real estate financing industries. Mr. Ashley also serves as a director of Manning & Napier Fund, Inc. In addition, Mr. Ashley serves as a trustee of Cornell University. Mr. Ashley has been a Fannie Mae director since May 1995 and Chairman of Fannie Mae’s Board since December 2004.

Dennis R. Beresford, 68, has served as Ernst & Young Executive Professor of Accounting at the J.M. Tull School of Accounting, Terry College of Business, University of Georgia since 1997. From 1987 to 1997, Mr. Beresford served as Chairman of the Financial Accounting Standards Board, or FASB, the designated organization in the private sector for establishing standards of financial accounting and reporting in the U.S. From 1961 to 1986, Mr. Beresford was with Ernst & Young LLP, including ten years as a Senior Partner and National Director of Accounting. Mr. Beresford is a member of the Board of Directors and Chairman of the Audit Committee of Kimberly-Clark Corporation and Legg Mason, Inc. In addition, Mr. Beresford was recently appointed to the SEC Advisory Committee on Improvements to Financial Reporting. Mr. Beresford is a certified public accountant. Mr. Beresford has been a Fannie Mae director since May 2006.

Louis J. Freeh, 57, is President of Freeh Group International, LLC, a practice of former federal judges and former senior FBI leaders who provide legal, governance, investigative, litigation, and risk management services. He previously served as General Counsel, Corporate Secretary and Ethics Officer at MBNA Corporation, as well as Vice Chairman of MBNA America Bank N.A., from 2001 to January 2006. Mr. Freeh served as the Director of the FBI from 1993 to 2001 and as U.S. District Judge, Southern District of New York from 1991 to 1993. Mr. Freeh is a director of Bristol-Myers Squibb Company and L-1 Identity Solutions, Inc. Mr. Freeh has been a director since May 2007.

Brenda J. Gaines, 58, served as President and Chief Executive Officer of Diners Club North America, a subsidiary of Citigroup, from October 2002 until her retirement in April 2004. She served as President, Diners Club North America, from February 1999 to September 2002. From 1988 until her appointment as President, she held various positions within Diners Club North America, Citigroup and Citigroup’s predecessor corporations. She also served as Deputy Chief of Staff for the Mayor of the City of Chicago from 1985 to 1987 and as Chicago Commissioner of Housing from 1983 to 1985. In addition, Ms. Gaines serves as a director of Office Depot, NICOR, Inc. and Tenet Healthcare Corporation. Ms. Gaines has been a Fannie Mae director since September 2006.

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

Bridget A. Macaskill, 59, is the Principal of BAM Consulting LLC, an independent financial services consulting firm, which she founded in 2003. Ms. Macaskill has been providing consulting services to the financial services industry since 2001. Ms. Macaskill previously held several positions at Oppenheimer Funds, Inc. including serving as Chairman of the Board from 2000 to 2001, Chief Executive Officer from 1995 to 2001 and President from 1991 to 2000. Ms. Macaskill is a director of Prudential plc and Scottish & Newcastle plc. She also serves on the Board of Trustees of the College Retirement Equities Fund (CREF) and the TIAA-CREF Funds. Ms. Macaskill has been a Fannie Mae director since December 2005.

Daniel H. Mudd, 48, has served as President and Chief Executive Officer of Fannie Mae since June 2005. Mr. Mudd previously served as Vice Chairman of Fannie Mae’s Board of Directors and interim Chief Executive Officer, from December 2004 to June 2005, and as Vice Chairman and Chief Operating Officer from February 2000 to December 2004. Prior to his employment with Fannie Mae, Mr. Mudd was President and Chief Executive Officer of GE Capital, Japan, a diversified financial services company and a wholly-owned subsidiary of the General Electric Company, from April 1999 to February 2000. He also served as President of GE Capital, Asia Pacific, from May 1996 to June 1999. Mr. Mudd has served as a director of the Fannie Mae Foundation since March 2000, serving as Vice Chairman from September 2003 to December 2004, interim Chairman from December 2004 to June 2005, and Chairman since June 2005. Mr. Mudd serves as a director of Fortress Investment Group LLC. Until May 2007, Mr. Mudd also served as a director of Ryder System, Inc. Mr. Mudd has been a Fannie Mae director since February 2000.

Joe K. Pickett, 62, retired from HomeSide International, Inc. in 2001, where he had served as Chairman since 1996. He also served as Chief Executive Officer of HomeSide International, Inc. from 1996 to 2001. HomeSide International was the parent of HomeSide Lending, Inc., a mortgage banking company that was previously known as BancBoston Mortgage Corporation. Mr. Pickett also served as Chairman and Chief Executive Officer of HomeSide Lending from 1990 to 1999. Mr. Pickett is a past President of the Mortgage Bankers Association of America. Mr. Pickett has been a Fannie Mae director since May 1996.

Leslie Rahl, 57, is the founder of and has been President of Capital Market Risk Advisors, Inc., a financial advisory firm specializing in risk management, hedge funds and capital market strategy, since 1994. Previously, Ms. Rahl spent 19 years at Citibank, including nine years as Vice President and Division Head, Derivatives Group—North America. She is currently a director of Canadian Imperial Bank of Commerce, or CIBC, the International Association of Financial Engineers and the Fischer Black Memorial Foundation. She is a former director of the International Swaps Dealers Association. Ms. Rahl has been a Fannie Mae director since February 2004.

Greg C. Smith, 55, retired in March 2006 from Ford Motor Company, or Ford, where he had served as Vice Chairman since October 2005. Mr. Smith held several positions at Ford including serving as the Executive Vice President and President, The Americas, from 2004 to 2005. He was Group Vice President of Ford and Chairman and Chief Executive Officer of Ford Motor Credit Company, or Ford Credit, an indirect, wholly-owned subsidiary of Ford, from 2002 to 2004. He also served as the Chief Operating Officer of Ford Credit from 2001 to 2002, and President, Ford Credit North America from 1997 to 2001. Mr. Smith is a former Chairman of the American Financial Services Association. Mr. Smith currently serves as a director of Penske Corp. He has been a Fannie Mae director since April 2005.

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

Corporate Governance

Under the Charter Act, our Board of Directors consists of 18 directors, 5 of whom are appointed by the U.S. President. The terms of the most recent Presidential appointees to Fannie Mae’s Board expired on May 25, 2004 and the President declined to reappoint or replace them. Pursuant to the Charter Act, those five Board positions will remain open unless and until the President names new appointees. There is currently one additional vacancy on our Board.

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

Corporate Governance Information, Committee Charters and Codes of Conduct

Our Corporate Governance Guidelines, as well as the charters for standing Board committees, including our Board’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, are posted on our Web site, www.fanniemae.com, under “Corporate Governance.”

We have a Code of Conduct that is applicable to all officers and employees and a Code of Conduct and Conflicts of Interest Policy for Members of the Board of Directors. Our Code of Conduct also serves as the code of ethics for our Chief Executive Officer and senior financial officers required by the Sarbanes-Oxley Act of 2002 and implementing regulations of the SEC. These codes have been posted on our Web site, www.fanniemae.com, under “Corporate Governance.” We will make disclosures by posting on our Web site any change to or waiver from these codes for any of our executive officers or directors.

Copies of these documents also are available in print to any stockholder who requests them.

Audit Committee Membership

Our Board has a standing Audit Committee consisting of Dennis Beresford, who is the Chair, Stephen Ashley, Karen Horn, Greg Smith and John Wulff, all of whom are independent under the NYSE listing standards, Fannie Mae’s Corporate Governance Guidelines and other SEC rules and regulations applicable to audit committees. The Board has determined that Mr. Beresford, Ms. Horn, Mr. Smith and Mr. Wulff have the requisite experience to qualify as “audit committee financial experts” under the rules and regulations of the SEC and has designated each of them as such.

Annual Certifications

The NYSE listing standards require each listed company’s chief executive officer to certify annually that he or she is not aware of any violation by the company of the NYSE’s corporate governance listing standards, qualifying the certification to the extent necessary. In December 2006, we submitted to the NYSE our Chief Executive Officer’s certificate without qualification. With the filing of this 2006 Form 10-K, we are filing our annual consolidated financial statements for 2006 and related certifications by our Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act of 2002.

Executive Sessions

Our non-management directors meet regularly in executive session without management present. Time for an executive session is reserved at every regularly scheduled Board meeting. The non-executive Chairman of the Board, Mr. Ashley, typically presides over these sessions.

Communications with Directors

Interested parties wishing to communicate any concerns or questions about us to the non-executive Chairman of the Board or to our non-management directors as a group may do so by electronic mail addressed to “board@fanniemae.com,” or by U.S. mail addressed to Fannie Mae Directors, c/o Office of the Corporate

Secretary, Fannie Mae, Mail Stop 1H-2S/05, 3900 Wisconsin Avenue NW, Washington, DC 20016-2892. Communications may be addressed to a specific director or directors, including Mr. Ashley, the Chairman of the Board, or to groups of directors, such as the independent or non-management directors.

The Office of the Corporate Secretary is responsible for processing all communications received through these procedures and for forwarding communications as appropriate.

Any stockholder who wishes to submit a candidate for director for consideration by the Nominating and Corporate Governance Committee should submit a written notice to Fannie Mae Director Nominees, c/o Office of the Corporate Secretary, Fannie Mae, Mail Stop 1H-2S/05, 3900 Wisconsin Avenue, NW, Washington, DC 20016-2892.

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

Robert T. Blakely, 65, has been Executive Vice President and Chief Financial Officer since January 2006. Prior to joining Fannie Mae, Mr. Blakely was Executive Vice President, Chief Financial Officer and Chief Accounting Officer of MCI, Inc. since April 2005, and Executive Vice President and Chief Financial Officer of MCI from April 2003 to April 2005. Prior to that date, he was President of Performance Enhancement Group, Inc., a business development services firm, from July 2002 to April 2003, Executive Vice President and Chief Financial Officer of Lyondell Chemical Company from November 1999 to June 2002, and Executive Vice President of Tenneco, Inc. from 1996 to November 1999 and Chief Financial Officer from 1981 to November 1999. Mr. Blakely is also a Trustee of the Financial Accounting Foundation, which oversees the FASB. Mr. Blakely is a director of Natural Resources Partners L.P. and Westlake Chemicals Corporation. Mr. Blakely joined Fannie Mae in January 2006. Mr. Blakely has advised us of his intention to step down as Fannie Mae’s Chief Financial Officer during 2007 following a transition period. Information about Fannie Mae’s Chief Financial Officer Designate, Stephen M. Swad, appears below.

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

Thomas A. Lund, 48, has been Executive Vice President—Single-Family Mortgage Business since July 2005. He was interim head of Single-Family Mortgage Business from January 2005 to July 2005 and Senior Vice President—Chief Acquisitions Office from January 2004 to January 2005. Mr. Lund served as Senior Vice President—Investor Channel from August 2000 to January 2004; Senior Vice President—Southwestern Regional Office, Dallas, Texas from July 1996 to July 2000; and Vice President for marketing from January 1995 to July 1996.

Rahul N. Merchant, 51, has been Executive Vice President and Chief Information Officer since November 2006. Prior to joining Fannie Mae, Mr. Merchant was with Merrill Lynch & Co., where he served as Head of Technology from 2004 to 2006 and as Head of Global Business Technology for Merrill Lynch’s Global Markets and Investment Banking division from 2000 to 2004. Before joining Merrill, he served as Executive Vice President at Dresdner, Kleinwort and Benson, a global investment bank, from 1998 to 2000. He also previously served as Senior Vice President at Sanwa Financial Products and First Vice President at Lehman Brothers, Inc. Mr. Merchant serves on the board of advisors of the American India Foundation.

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

Stephen M. Swad, 46, has been serving as our Executive Vice President and Chief Financial Officer Designate since May 2007. We expect Mr. Swad to become the Chief Financial Officer when Mr. Blakely steps down from that role. As Chief Financial Officer, Mr. Swad will be Fannie Mae’s principal financial officer. Mr. Swad was previously Executive Vice President and Chief Financial Officer at AOL, LLC, from February 2003 to February 2007. Before joining AOL, Mr. Swad served as Executive Vice President of Finance and Administration at Turner Broadcasting System Inc.’s Turner Entertainment Group, from April 2002 to February 2003. From 1998 through 2002, he was with Time Warner, where he served in various corporate finance roles. Prior to that Mr. Swad was a partner in KPMG’s national office and also worked as the Deputy Chief Accountant at the Securities and Exchange Commission.

Beth A. Wilkinson, 44, has been Executive Vice President—General Counsel and Corporate Secretary since February 2006. Prior to joining Fannie Mae, Ms. Wilkinson was a partner and co-chair, White Collar Practice Group for Latham & Watkins LLP, from 1998 to 2006. Before joining Latham, she served as a prosecutor and special counsel for U.S. v. McVeigh and Nichols from 1996 to 1998. During her tenure at the Department of Justice, Ms. Wilkinson was appointed principal deputy of the Terrorism & Violent Crime Section in 1995, and served as Special Counsel to the Deputy Attorney General from 1995 to 1996. Ms. Wilkinson also served as an Assistant U.S. Attorney in the Eastern District of New York from 1991 to 1995. Prior to that time, Ms. Wilkinson was a Captain in the U.S. Army serving as an assistant to the general counsel of the Army for Intelligence & Special Operations from 1987 to 1991.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our directors and officers file with the SEC reports on their ownership of our stock and on changes in their stock ownership. Based on a review of forms filed during 2006 or with respect to 2006 and on written representations from our directors and officers, we believe that all of our directors and officers filed all required reports and reported all transactions reportable during 2006, except that Julie St. John, our former Chief Information Officer, reported one transaction late.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

This section discusses the principles underlying our compensation policies and decisions relating to our Chief Executive Officer, our Chief Financial Officer and our Chief Business Officer, who served as our Chief Financial Officer during part of 2006, and our next four most highly compensated executive officers during 2006. We refer to these individuals below as the named executives. For 2006, our named executives were:

•	Daniel Mudd, President and Chief Executive Officer

•	Robert Blakely, Executive Vice President and Chief Financial Officer

•	Robert Levin, Executive Vice President and Chief Business Officer

•	Peter Niculescu, Executive Vice President—Capital Markets

•	Beth Wilkinson, Executive Vice President, General Counsel and Corporate Secretary

•	Michael Williams, Executive Vice President and Chief Operating Officer

•	Julie St. John, former Executive Vice President and Chief Information Officer.

What are the goals of our compensation program?

Our compensation philosophy provides that our compensation program should attract, retain, and reward the skilled talent needed to successfully manage a leading financial services company. Compensation must also be consistent with our charter, which requires that compensation be reasonable and comparable with the compensation of executives performing similar duties in similar businesses.

Consistent with our compensation philosophy and our charter, our compensation program is designed to:

•	drive a “pay for performance” perspective that rewards company and individual performance, while supporting our mission to help more families achieve homeownership;

•	promote a long-term focus and align management’s and shareholders’ interests by providing a greater portion of compensation that is stock-based for more senior members of management;

•	foster compliance with legal and regulatory requirements; and

•	provide compensation that is straightforward and easy to understand.

Our company goals for our cash bonuses under our annual incentive plan for 2006 are set forth below under “How did we determine the amount of each element of 2006 cash and stock compensation?”

How does comparability factor into our executive compensation decisions?

Both our charter and our compensation philosophy require that we consider comparability in setting executive compensation. We determine comparability by reviewing executive compensation practices of a group of high-quality, diversified financial services companies, which we refer to as our comparator group. Among this group, our earning assets are substantially larger than the median, but in many cases our operations are less diverse. These companies have pay practices similar to ours and we compete with them for executive talent. The members of the comparator group are initially selected by management with the assistance of its outside executive compensation consultant, Johnson Associates, Inc. The composition of the comparator group is then reviewed with the Compensation Committee. In 2006, we used the same comparator group as we did in 2005.

The members of our comparator group for 2006 were:

Allstate	American Express	American International Group
Bank of America	Capital One	CitiGroup
Countrywide	Freddie Mac	JP Morgan Chase
MetLife	National City	Prudential
SunTrust Banks	U.S. Bancorp	Wachovia
Washington Mutual	Wells Fargo

For 2006 compensation, we used as a guideline the median, or 50th percentile, of the total of salary, bonus and equity compensation paid at companies in our comparator group. In determining an executive’s compensation, the Compensation Committee and Board were free to vary above or below the median if they determined it was appropriate as a result of factors such as the experience and expertise of the executive, our need for specific skill sets, and the executive’s performance. For particular positions, data from companies outside our comparator group were used to provide a broader perspective and ensure that we had a comprehensive view of the market for executives with certain specific skills or experience.

How do we use outside executive compensation consultants?

Management receives advice on executive compensation matters from the executive compensation consulting firm of Johnson Associates, Inc. Johnson Associates provides no other services to Fannie Mae.

The Board of Directors retains the executive compensation consulting firm of Semler Brossy Consulting Group to provide independent executive and board compensation information and advice. Semler Brossy provides no other services to Fannie Mae.

What were the elements of compensation for our named executives for 2006, and why did we pay those elements?

Compensation for our named executives for 2006 consisted of salaries, cash incentive bonuses, long-term incentive awards, employee benefits and perquisites. We provided this compensation mix in order to maintain a competitive compensation program and to reinforce our corporate objectives. Salary was paid on a bi-weekly basis throughout the year, while annual bonuses and long-term incentive awards relating to 2006 performance were paid or granted in January 2007.

Salary, Bonuses, and Long-Term Incentive Awards.

•	Salary is the basic cash compensation for the executive’s performance of his or her job responsibilities. It is intended to reflect the executive’s level of responsibility and individual performance over time.

•	Annual incentive cash bonuses reward executives based on a combination of corporate and individual performance during the year measured against pre-established corporate goals and individual goals designed to align with the corporate goals. We also use sign-on bonuses or guaranteed first-year bonus minimums from time to time to recruit executives with critical skills.

•	Long-term incentive awards are stock-based awards that vest over a period of years. For 2006 performance, these awards were delivered in the form of restricted stock or restricted stock units with a four-year vesting schedule. We believe that providing a significant portion of senior management compensation through long-term incentive awards based on our common stock and with a multi-year vesting schedule aligns the long-term interests of our senior management with those of our other shareholders, reinforcing a shared interest in company performance. Long-term incentive awards may also be used as sign-on bonuses to recruit executives.

Employee Benefits.

Our employee benefits are a fundamental part of our compensation program and serve as an important tool in recruiting and retaining executives.

•	Pension Benefits. Our named executives participate in our Executive Pension Plan. This plan is a non-qualified, defined benefit plan that supplements the pension benefits payable to the named executive under our tax-qualified pension plan, which is the “Retirement Plan” discussed below under “Pension Benefits—Fannie Mae Retirement Plan.” The annual pension benefit (when combined with our Retirement Plan) for our executive vice presidents equals 40%, and for our chief executive officer equals 50%, of the executive’s highest average covered compensation earned during any 36 consecutive months within the last 120 months of employment. Covered compensation under the plan is limited to 150% of base salary for our executive vice presidents and 200% of base salary for our chief executive officer.

A named executive is not entitled to receive a pension benefit under the Executive Pension Plan until the executive has completed five years of service as a plan participant, at which point the pension benefit becomes 50% vested and continues vesting at the rate of 10% per year during the next five years. We consider the Executive Pension Plan an important component of our executives’ total compensation and believe requiring ten years of service as a participant before full vesting serves as a significant retention tool. Our Executive Pension Plan is discussed in more detail below under “Pension Benefits.”

•	Other Employee Benefits and Plans. In general, named executives are eligible for the employee benefits available to our employee population as a whole, including our medical insurance plans, our 401(k) plan, and our matching gifts program. Named executives also are eligible to participate in programs we make available only to management employees at varying levels, including our elective deferred compensation plan.

•	Severance benefits. Our chief executive officer and our chief business officer are entitled to receive severance benefits under agreements we entered into with them. During 2006, our named executives other than Mr. Mudd were eligible to receive severance benefits under certain circumstances pursuant to a severance program no longer available to them. See “Potential Payments Upon Termination or Change-in-Control.”

Perquisites.

In 2006, we provided our named executives relatively limited perquisites not available to our general employee population, based primarily on business needs. We also provided perquisites to the extent appropriate and reasonable for retaining and attracting executives. These perquisites, and recent changes we have made to eliminate or require reimbursement of certain perquisites, are discussed below under “How and why have we changed our policy on perquisites?”

How do we look at total compensation for 2006?

The following chart shows information about the salary, bonuses, and long-term incentive awards that were paid or granted for 2006.

Compensation Paid or Granted for 2006

				2006 Long-Term	Total of Base Salary,
	Base Salary as	2006 Bonus		Incentive Award	Bonus, Long-Term
Named Executive(1)	of 12/31/06	(Paid in 2007)		(Granted in 2007)(2)	Incentive Award

Daniel Mudd	$950,000	$3,500,000		$9,999,947	$14,449,947
Robert Blakely	650,000	1,290,575		3,299,361	5,239,936
Robert Levin	750,000	2,087,250		6,667,104	9,504,354
Peter Niculescu	539,977	1,029,060		2,839,945	4,408,982
Beth Wilkinson	575,000	1,947,988	(3)	2,770,316	5,293,304
Michael Williams	650,000	1,630,200		5,247,443	7,527,643

(1)	This table reflects compensation decisions made for our named executives who were still employed by Fannie Mae in January 2007. Ms. St. John entered into a separation agreement with us in July 2006, and she retired from Fannie Mae in December 2006. Information regarding Ms. St. John’s 2006 compensation appears below in the “Summary Compensation Table.”

(2)	These awards consist of restricted stock or restricted stock units. The dollar amounts are based on the average of the high and low trading prices of our common stock of $56.66 on January 25, 2007, the date of grant. Mr. Mudd is required to hold one-fifth of his grant (net of shares withheld to pay withholding taxes) until his employment with Fannie Mae is terminated. This is in addition to Mr. Mudd’s obligation to hold shares under Fannie Mae’s stock ownership guidelines.

(3)	Includes a sign-on bonus of $800,000 paid in 2006 to Ms. Wilkinson when she joined us.

How did we determine the amount of each element of 2006 cash and stock compensation?

Overview of the Process for Determining Compensation.  The Board (or, in the case of Mr. Mudd, the independent members of the Board), based on the recommendations of the Compensation Committee, determines compensation for our named executives. In making recommendations to the Board for 2006 compensation, the Compensation Committee considered our chief executive officer’s assessment of our other named executives’ performance and his compensation recommendation for these executives. In making a recommendation to the Board for Mr. Mudd, the Compensation Committee considered an assessment of his performance by the Chairman of our Board, Mr. Mudd’s self-evaluation, and the results of a 360-degree survey of his leadership qualities. In making decisions and recommendations, the Compensation Committee also considered the market data provided by the compensation consultants for management and the Board, the importance of each executive’s role in the company, competition for individuals with the experience and skill sets of each executive and related market factors, retention considerations, and the executive’s experience and contributions to the company as a whole during the preceding year. In addition, the Compensation Committee considered the entire compensation package for each named executive, taking into account—through review of a summary sheet—the named executive’s outstanding stock options, restricted shares, and performance share balances; existing severance arrangements with the executive, if any; and other benefits (such as life insurance, pension plan participation and health benefits) available to the executive.

Determination of Salaries, Bonus and Long-Term Incentive Awards.

•	Salaries. The Board established salaries for Mr. Mudd, Mr. Williams, and Mr. Levin in November 2005 in connection with their appointments to their current positions. None of these three named executives received any increase in salary for 2006. Salaries for Mr. Blakely and Ms. Wilkinson were determined by the Board in connection with their hires. Mr. Niculescu’s and Ms. St. John’s salaries were increased based on their performance, our company-wide budget for salary increases, and market-based information regarding compensation paid for executives with similar roles and responsibilities.

•	Annual Incentive Plan Cash Bonuses. The amount of an annual incentive plan cash bonus paid to a named executive depends on the company’s and the named executive’s performance measured against pre-established corporate and individual performance goals. During 2006, we engaged in a significant restatement of prior period financial statements and made an extensive effort to comply with the terms of our agreement with OFHEO and to address a number of operational, policy and infrastructure issues. As a result of the need to restate prior period financial statements, we had no reliable GAAP-compliant financial statements for recent periods. In light of these circumstances, our Board established the following set of performance goals, which focused on successfully operating the business while undertaking significant initiatives to address our financial reporting and compliance issues:

•	Regulation and Restatement: Stabilize the company by (a) building strong and productive relationships with regulators; (b) restating prior period financial statements; (c) managing capital surplus; and (d) building relationships with investors;

•	Business Results: Optimize the company’s business model and generate shareholder value through key initiatives;

•	Mission Results: Fulfill Fannie Mae’s affordable housing mission goals by increasing liquidity to make U.S. housing more affordable and making an impact in highly disadvantaged communities;

•	Operations and Controls: Instill operational discipline into all functions, resulting in stronger processes, reduced risk, and compliance with Sarbanes-Oxley requirements; and

•	Customers and Employees: Renew the company’s culture to achieve the company’s objectives by (a) demonstrating service, engagement, accountability, and good management; (b) reenergizing diversity programs; and (c) renewing our people strategy.

Achievement of these corporate performance goals affected cash bonuses for management-level employees throughout Fannie Mae, except for employees in our internal audit and compliance and ethics departments. These employees’ bonuses were subject to the achievement of goals tailored to their departments’ unique roles.

In conjunction with the establishment of corporate performance goals, in April 2006 the Compensation Committee approved individual bonus award targets for each named executive. Award targets for Mr. Mudd, Mr. Williams, and Mr. Levin were unchanged from those set in November 2005. The potential bonus that could have been paid to each named executive at the target level of achievement against the corporate and individual goals for 2006 is shown in the “Grants of Plan-Based Awards” table below. Payment significantly above target would occur only in a year in which both the company and the individual performed exceptionally well against goals.

In 2006, management provided the Compensation Committee with a mid-year update on progress against the corporate performance goals. In January 2007, the Compensation Committee, with input from other Board committees, evaluated corporate performance against the corporate performance goals and determined that corporate performance for 2006 was at 110% of target.

For 2006, the Compensation Committee considered that Fannie Mae, among other achievements, made progress toward our stability goal by resolving outstanding investigations by governmental agencies; achieved our restatement goal by filing our 2004 Form 10-K and restating prior period financials; successfully launched several major strategic business initiatives; restructured several business functions, including technology and operations, to improve efficiency and generate cost savings; made progress on building out controls and instilling operational discipline; and met our housing goals in a difficult environment. While the Compensation Committee assesses each goal separately, it does not follow a pre-established formula for assigning a weight to the corporate performance goals.

The Board (and, in the case of Mr. Mudd, the independent members of the Board) then determined, based on the recommendation of the Compensation Committee, the individual bonus amounts for each named executive based on the officer’s individual performance. These amounts are shown in the “Summary Compensation Table” below.

•	Long-Term Incentive Awards. Our compensation philosophy generally results in a greater portion of our named executives’ compensation being stock-based than at companies in our comparator group. For 2006 performance, the Board and the Compensation Committee determined that, in light of Fannie Mae’s not being a current filer, long-term incentive awards would be in the form of restricted shares of Fannie Mae common stock or restricted stock units. In January 2007, the Board and the Compensation Committee approved awards with the values shown above in the table titled “Compensation Paid or Granted for 2006.” These awards vest in four equal annual installments beginning in January 2008.

Is there any regulatory oversight of our compensation process?

Yes, our regulator, OFHEO, has a role in the compensation of our named executives and certain other officers identified by OFHEO. As long as the Fannie Mae Capital Restoration Plan is in effect, we must obtain OFHEO approval for non-salary compensation actions that relate to this group of executives. In addition, OFHEO must approve any termination benefits we wish to offer to this group of executives. We also notify OFHEO of all compensation programs intended primarily for executives.

What are our practices for determining when we grant equity awards?

All restricted stock or restricted stock unit grants to senior executives, including the named executives, are granted on the date of approval by the Board or Compensation Committee or, if later, on the date the executive commences employment with us, with one exception. In February 2006, the Board granted senior executives restricted stock and restricted stock unit awards in dollar-denominated amounts, with the number of shares to be determined by dividing the dollar amounts by the trading price of Fannie Mae’s common stock. The Board deferred the determination of how many shares of restricted stock each executive would receive until after the filing of our next Form 12b-25. That ensured that the results of the review of Fannie Mae by Paul, Weiss, Rifkind, Wharton & Garrison LLP would be publicly available prior to the determination date. The deferral of the grant date was structured to result in executives’ receiving whichever number of shares was lower—the number determined using the trading price at the time of the grant approval or the number determined using the trading price after the results of the Paul, Weiss report were made public. Stock awards to employees below the level of senior vice president are allocated by the chief executive officer pursuant to a delegation from the Compensation Committee. We are not currently granting stock options to employees and do not expect to grant options before we become a current filer.

What are our stock ownership requirements?

We encourage our directors, officers and employees to own our stock in order to align their interests with the interests of shareholders. Our chief executive officer is required to hold shares of Fannie Mae common stock with a value equal to five times his base salary. In addition, our chief executive officer’s long-term incentive award for 2006 included a separate stock ownership requirement described above in footnote 2 to the “Compensation Paid or Granted for 2006” table. Our other named executives are required to hold Fannie Mae common stock with a value equal to two times base salary. Senior executives have three years from the time of appointment to reach the expected ownership level. In addition to our stock ownership requirements, our officers are prohibited from purchasing and selling derivative securities related to Fannie Mae equity securities, including warrants, puts and calls, or from dealing in any derivative securities other than pursuant to our stock-based benefit plans.

How and why have we changed our policy on perquisites?

Perquisites represent a very small portion of the overall compensation package for our named executives. During 2006, Fannie Mae provided the named executives with perquisites that included a financial counseling benefit, personal use of certain of Fannie Mae’s cars and drivers, excess personal liability insurance, annual physical exams, executive life insurance, airline club memberships, and dining services, as well as tax gross-ups related to the excess personal liability and life insurance benefit. In addition, all members of our Board of Directors, including Mr. Mudd, participated in the Director’s Charitable Award program.

Our policy provides that perquisites should be based on business needs, and that existing perquisites should be evaluated from time to time and eliminated if no longer appropriate. Consistent with this policy, in February 2007 the following perquisites were eliminated:

•	reimbursement for financial counseling—effective July 1, 2007;

•	use of company transportation for any non-business purpose without reimbursement—effective January 1, 2007;

•	personal use of company-owned memberships at country clubs—effective January 1, 2008;

•	excess liability insurance—effective January 1, 2008 for all officers and March 1, 2007 for any person who became an officer on or after that date; and

•	the tax “gross-up” to cover taxes due on any excess liability insurance or life insurance provided by Fannie Mae to officers—effective January 1, 2008.

What decisions have we made with regard to our Performance Share Program?

Prior to 2005, we had a practice of granting awards under our performance share program, or PSP. These awards entitled executives to receive shares of common stock based upon our meeting corporate financial and qualitative performance objectives over three-year periods, or “performance cycles.” In early 2005, in light of our need to restate our financial results and our lack of current financial statements, our Board determined that it was not appropriate at that time to begin a new performance cycle under the PSP. For similar reasons, the Board did not begin a new performance cycle in 2006 and has not begun a new performance cycle in 2007.

Under our PSP, in January of each year the Compensation Committee generally determined our achievement of corporate performance objectives measured against the goals for the three-year performance cycle that ended in the prior year. The level of achievement determined the payout of the performance shares and the shares were paid out to executives in two annual installments. As of early 2005, we had paid the first installment, but not the second installment, of PSP awards for the 2001-2003 performance cycle. For the reasons stated above, the Board determined in early 2005 to defer the payout of the second installment of the 2001-2003 performance cycle and to defer the determination of the 2002-2004 performance cycle.

After we restated our prior period financial statements and completed our 2004 financial statements, on February 15, 2007, our Board reviewed qualitative and quantitative analyses of our performance from 2001 to 2004. Based on these assessments, our Board determined (1) that the first installment of shares that was paid in January 2004 exceeded the amount due for the 2001-2003 performance cycle, (2) that the unpaid second installment of the award for the 2001-2003 performance cycle should not be paid, and (3) not to make any payouts under the 2002-2004 performance cycle.

On June 15, 2007, our Board reviewed available quantitative and qualitative analyses of our performance from 2003 to 2006. Based on its review, the Board decided to pay awards for the 2003-2005 performance cycle at 40% of the original target award and decided to pay awards for the 2004-2006 performance cycle at 47.5% of the original target award. The highest level at which awards for these two cycles could have been paid if performance met or exceeded the maximum objectives was 150% of the original target award. These payouts reflected the Board’s determination that our performance during these cycles with respect to the financial goals did not meet threshold performance levels and our performance during these cycles with respect to the qualitative goals was between the threshold and target performance levels. Payment of these awards to our named executives and certain other officers designated by OFHEO is subject to approval of OFHEO. The table below shows the number of shares of common stock to which each named executive who was employed by Fannie Mae as of December 31, 2006 is entitled based on the Board’s determination.

Performance Share Program Payouts for 2003-2005 and 2004-2006 Cycles

			2004 to 2006
	2003 to 2005 Performance Cycle		Performance Cycle
Named Executive(1)	Shares (#)	Value ($)(2)	Shares (#)	Value ($)(2)

Daniel Mudd	11,438	$786,363	15,960	$1,097,250
Robert Blakely(3)	—	—	—	—
Robert Levin	9,994	687,088	15,184	1,043,900
Peter Niculescu	6,238	428,863	8,968	616,550
Beth Wilkinson(3)	—	—	—	—
Michael Williams	8,806	605,413	11,150	766,563

(1)	Information regarding performance share program awards held by Ms. St. John is set forth below in the “Outstanding Equity Awards at Fiscal Year-End” table.

(2)	The value of the shares is based on the closing price of our common stock of $68.75 on June 15, 2007, the date of the Board’s determination.

(3)	Mr. Blakely and Ms. Wilkinson did not receive awards under the performance share program because they joined Fannie Mae in 2006.

What is our compensation recoupment policy?

Under our May 23, 2006 consent order with OFHEO, we have agreed that any new employment contracts with named executives will include an escrow of certain payments if OFHEO or any other agency has communicated allegations of misconduct concerning the named executive’s official duties at Fannie Mae and OFHEO has directed Fannie Mae to escrow such funds. In addition, we have agreed to include appropriate provisions in new employment agreements to address terminations for cause and recovery of compensation paid to executives where there are proven allegations of misconduct. All future employment agreements with named executives will contain these provisions.

What written agreements do we have with our named executives that provide for continued employment?

On November 15, 2005, we entered into an employment agreement with Mr. Mudd, effective June 1, 2005 when he was appointed our president and chief executive officer. We entered into a letter agreement with Mr. Levin, dated June 19, 1990, that provides for severance in connection with a termination without “cause.” The severance benefits provided under these agreements are described below under “Potential Payments Upon Termination or Change-in-Control.”

Report of the Compensation Committee of the Board of Directors:

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included in this Form 10-K with management and, based on the review and discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

Compensation Committee:

Bridget A. Macaskill, Chair
Stephen B. Ashley
Dennis R. Beresford (committee member from May 2006 to July 2007)
Louis J. Freeh (committee member since May 2007)
Brenda J. Gaines
Greg C. Smith

Summary Compensation Table for 2006

The following table shows summary compensation information for the named executives for 2006.

							Change in
							Pension Value
							and
						Non-Equity	Nonqualified
				Stock	Option	Incentive Plan	Deferred	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)(1)	($)(2)	($)(3)	($)(4)	($)(2)	Earnings ($)(5)	($)(6)	($)

Daniel Mudd	2006	$950,000	—	$4,799,057	$962,112	$3,500,000	$932,958	$136,072	$11,280,199
President and Chief Executive Officer
Robert Blakely	2006	587,500	$926,250	3,898,589	—	364,325	209,087	140,480	6,126,231
Executive Vice President and Chief Financial Officer
Robert Levin	2006	750,000	—	2,477,097	883,442	2,087,250	307,078	70,710	6,575,577
Executive Vice President, Chief Business Officer and former Chief Financial Officer
Peter Niculescu	2006	538,188	—	1,388,328	533,816	1,029,060	232,562	39,906	3,761,860
Executive Vice President—Capital Markets
Beth Wilkinson	2006	490,961	1,748,750	396,712	—	199,238	198,413	35,578	3,069,652
Executive Vice President, General Counsel and Corporate Secretary
Michael Williams	2006	650,000	—	1,808,182	701,446	1,630,200	371,753	69,482	5,231,063
Executive Vice President and Chief Operating Officer
Julie St. John(7)	2006	536,618	—	1,514,019	744,008	—	936,773	1,841,777	5,573,195
Former Executive Vice President and Chief Information Officer

(1)	Mr. Mudd is entitled to a minimum base salary of $950,000 under his employment agreement. “Salary” for Mr. Blakely includes $275,000 he elected to defer to later years.

(2)	Except as otherwise noted, amounts reported in the “Bonus” column do not include amounts earned under our annual incentive plan, which are shown in the “Non-Equity Incentive Plan Compensation” column. In 2007, Mr. Blakely was awarded a total bonus of $1,290,575 under our annual incentive plan, which he deferred to later years. Of this amount, we guaranteed him in connection with his joining Fannie Mae a minimum bonus of $926,250 for 2006, which we have reported in the “Bonus” column. Ms. Wilkinson was awarded a total bonus of $1,147,988 under our annual incentive plan for 2007. Of this amount, Ms. Wilkinson was guaranteed to receive $948,750 in connection with her joining Fannie Mae. We have reported the guaranteed amount, along with an $800,000 sign-on bonus Ms. Wilkinson received, in the “Bonus” column.

(3)	These amounts represent the dollar amounts we recognized for financial statement reporting purposes with respect to 2006 for the fair value of restricted stock, restricted stock units and performance shares granted during 2006 and in prior years in accordance with SFAS 123R. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions and do not reflect the impact of Ms. St. John’s actual forfeiture of 27,931 shares of restricted stock and performance shares upon her departure from Fannie Mae in December 2006. As a result of the Board’s decision to pay out awards at 40% for the 2003-2005 performance cycle and at 47.5% for the 2004-2006 performance cycle, we reversed expenses we previously recorded based on our estimate that awards would be paid out at 50%. To the extent these expenses were recorded prior to 2006, the amounts above do not reflect the reversal of these expenses.

The SFAS 123R grant date fair value of restricted stock and restricted stock units is calculated as the average of the high and low trading price of our common stock on the date of grant. Because performance shares do not participate in dividends during the three-year performance cycle and include a cap on the market value to be paid equal to three times the grant date market value, the SFAS 123R grant date fair value of performance shares is calculated as the market value on date of grant, less the present value of expected dividends over the three-year performance period discounted at the risk-free rate, less the value of the three-times cap based on a Black-Scholes option pricing model.

(4)	These amounts represent the dollar amounts we recognized for financial statement reporting purposes with respect to 2006 for the fair value of stock option awards granted during 2004 and in prior years in accordance with SFAS 123R. No named executive has received a stock option award since January 2004. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For the assumptions used in calculating the value of these awards, see “Notes to Consolidated Financial Statements—Note 1, Summary of Significant Accounting Policies—Stock-Based Compensation.”

(5)	The reported amounts represent change in pension value.

(6)	The table below shows more information about the components of the “All Other Compensation” column. The Charitable Award Program amounts reflect a matching contribution program under which an employee who contributes to the Fannie Mae Political Action Committee may direct that an equal amount, up to $5,000, be donated by Fannie Mae to charities chosen by the employee in the employee’s name. Mr. Mudd’s “Charitable Award Program” amount consists of $5,000 under this matching program plus $15,447 for our incremental cost of his participation in our charitable award program for directors, which is described below under “Director Compensation Information.” We calculated our incremental cost of each director’s participation in our charitable award program for directors based on (1) the present value of our expected future payment of the benefit that became vested during 2006 and (2) the time value during 2006 of amounts vested for that director in prior years. We estimated the present values of our expected future payment based on the age and gender of our directors, the RP 2000 white collar mortality table projected to 2010, and a discount rate of approximately 5.5%. Ms. St. John’s “Payments in Connection with Termination of Employment” shown in the table below consist of: $794,463 in severance payments, $943,035 in a 2006 annual incentive plan cash bonus award, and $18,000 for outplacement services. Under the terms of her separation agreement, Ms. St. John received a bonus equal to a prorated share of her target bonus adjusted for corporate performance. In addition to the amounts shown in the “Certain Components of All Other Compensation” table below, Mr. Williams’ “All Other Compensation” includes our incremental cost of providing tax counseling and financial planning services and dining services. Amounts shown under “All Other Compensation” do not include gifts made by the Fannie Mae Foundation under its matching gifts program, under which gifts made by our employees and directors to 501(c)(3) charities are matched, up to an aggregate total of $10,500 in any calendar year. No amounts are included for this program because the matching gifts are made by the Fannie Mae Foundation, not Fannie Mae.

 Certain Components of “All Other Compensation” for 2006

		Universal	Universal	Excess	Excess		Payments in
	401(k)	Life	Life	Liability	Liability		Connection
	Plan	Insurance	Insurance	Insurance	Insurance	Charitable	with
	Matching	Coverage	Tax	Coverage	Tax	Award	Termination
Executive	Contributions	Premiums	Gross-up	Premiums	Gross-up	Programs	of Employment

Daniel Mudd	$6,600	$58,650	$48,278	$1,150	$947	$20,447	—
Robert Blakely	—	86,709	46,998	1,150	623	5,000	—
Robert Levin	6,600	31,715	25,326	1,150	918	5,000	—
Peter Niculescu	6,600	18,101	13,216	1,150	840	—	—
Beth Wilkinson	6,600	14,400	7,805	1,150	623	5,000	—
Michael Williams	6,600	23,304	18,610	1,150	918	5,000	—
Julie St. John	6,600	39,921	32,861	1,150	947	4,800	1,755,498

(7)	Ms. St. John entered into a separation agreement with us in July 2006, and she retired from Fannie Mae in December 2006. Her separation benefits were provided pursuant to the Board-approved management severance program and were approved by OFHEO.

Grants of Plan-Based Awards in 2006

The following table shows grants of awards made under our Annual Incentive Plan and our Stock Compensation Plan of 2003 to the named executives during 2006.

			Estimated Possible Payouts	All Other Stock
			Under Non-Equity	Awards:	Grant Date Fair
			Incentive Plan	Number of	Value of Stock
		Award Approval	Awards(2)	Shares of Stock	and Option
Name	Grant Date(1)	Date(1)	Target ($)	or Units (#)(3)	Awards ($)(4)

Daniel Mudd	3/22/2006	2/8/2006		146,574	$7,905,469
			$2,612,500
Robert Blakely	1/30/2006	11/8/2005		10,000	575,600
	3/22/2006	2/8/2006		61,611	3,322,989
			1,235,000
Robert Levin	3/22/2006	2/8/2006		78,257	4,220,791
			1,650,000
Peter Niculescu	3/22/2006	2/8/2006		32,948	1,777,050
			890,961
Beth Wilkinson	2/16/2006	12/19/2005		25,000	1,365,375
			948,750
Michael Williams	3/22/2006	2/8/2006		61,611	3,322,989
			1,235,000
Julie St. John	3/22/2006	2/8/2006		21,679	1,169,257
			873,909

(1)	The “Grant Date” column shows the grant date for equity awards determined for financial statement reporting purposes pursuant to SFAS 123R. The “Award Approval Date” column shows the date our Board approved the equity awards. On February 8, 2006, our Board approved restricted stock and restricted stock unit awards for which the final number of shares could not be determined until March 22, 2006, which is the grant date for these awards. These grants are discussed in more detail above in “Compensation Discussion and Analysis—What are our practices for determining when we grant equity awards?” The other equity awards listed in the table above reflect a grant date equal to the executive’s starting date with Fannie Mae.

(2)	The amounts shown are the target amounts established by our Board for 2006 performance under our Annual Incentive Plan. The amount paid to a named executive is based on Fannie Mae’s and the individual’s performance against corporate and individual pre-established goals. Our Board and Compensation Committee also retain discretion to pay bonuses in amounts below or above the amount derived from measuring performance against corporate and individual goals. It is expected that performance against corporate goals will normally be in the range of 75% to 125% of target. For 2006, the Board determined that corporate performance was 110% of the corporate target. Based on a combination of 2006 corporate and individual performance, Mr. Mudd received a bonus of 134% of his target, Mr. Blakely a bonus of 105% of his target, Mr. Levin a bonus of 127% of his target, Mr. Niculescu a bonus of 116% of his target, Ms. Wilkinson a bonus of 121% of her target, and Mr. Williams a bonus of 132% of his target. Ms. St. John received a prorated bonus based on 110% of her target under the terms of her separation agreement based solely on corporate performance. The amounts actually awarded are reported as “Bonus” and “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table, as explained in footnote 2 to that table.

(3)	Consists of restricted stock or restricted stock units awarded under our Stock Compensation Plan of 2003. The amounts shown for Messrs. Mudd, Levin, Niculescu, and Williams represent stock that vests in four equal annual installments beginning in March 2007. Similarly, Ms. St. John received restricted stock that would have vested in the same manner. However, upon her retirement, Ms. St. John received accelerated vesting of the first installment of these shares, and forfeited the balance of these shares. The amount shown for Ms. Wilkinson represents stock that vests in three equal annual installments beginning in February 2007. As the holder of restricted stock the named executive has the rights and privileges of a shareholder as to the restricted common stock, other than the ability to sell or otherwise transfer it, including the right to receive any dividends declared with respect to the stock and the right to provide instructions on how to vote.

For Mr. Blakely, the amounts shown are restricted stock units, which represent the right to receive a share of unrestricted common stock for each unit upon vesting. The grant of 10,000 units vests in three equal annual installments beginning in January 2007 and the grant of 61,611 units vests in four equal annual installments beginning in March 2007. Because he is already 65, Mr. Blakely’s restricted stock units will vest fully upon his retirement from Fannie Mae. As the holder of restricted stock units, Mr. Blakely receives dividend equivalents on the units, but does not have the right to vote, sell or otherwise transfer the stock represented by the units until the restrictions lapse and shares are issued.

(4)	The SFAS 123R grant date fair value of restricted stock and restricted stock unit awards is calculated as the average of the high and low trading price of our common stock on the date of grant.

Outstanding Equity Awards at 2006 Fiscal Year-End

The following table shows outstanding stock option awards, unvested restricted stock and restricted stock unit awards and performance share program awards held by the named executives as of December 31, 2006. The market value of option and stock awards shown in the table below is based on a per share price of $59.39, which was the closing market price of our common stock on December 29, 2006.

								Stock Awards(2)
											Equity
										Equity	Incentive
										Incentive	Plan
										Plan	Awards:
										Awards:	Market or
										Number of	Payout
									Market	Unearned	Value of
			Option Awards(2)					Number of	Value of	Shares,	Unearned
			Number of		Number of			Shares or	Shares or	Units or	Shares,
			Securities		Securities			Units of	Units of	Other	Units or Other
			Underlying		Underlying	Option		Stock That	Stock That	Rights That	Rights That
		Grant Date or	Unexercised		Unexercised	Exercise	Option	Have Not	Have Not	Have Not	Have Not
	Award	Performance	Options (#)		Options (#)	Price	Expiration	Vested	Vested	Vested	Vested
Name	Type(1)	Period	Exercisable		Unexercisable	($)	Date	(#)	($)	(#)(3)	($)(3)

Daniel Mudd	O	2/23/2000	114,855			52.78	2/23/2010
	O	2/23/2000	116,710	(4)		52.78	1/18/2010
	O	11/21/2000	89,730			77.10	11/21/2010
	O	11/20/2001	87,194			80.95	11/20/2011
	O	1/21/2003	62,188		20,730	69.43	1/21/2013
	O	1/23/2004	52,874		52,875	78.32	1/23/2014
	RSU	3/10/2005						63,806(5)	3,789,438
	RS	11/15/2005						21,178(6)	1,257,761
	RS	3/22/2006						146,574(7)	8,705,030
	PSP	1/1/2001 to								30,045(8)	$1,784,373(8)
		12/31/2003
	PSP	1/1/2002 to								15,149(9)	899,699(9)
		12/31/2004
	PSP	1/1/2003 to								11,438(10)	679,303(10)
		12/31/2005
	PSP	1/1/2004 to								33,599(11)	1,995,445(11)
		12/31/2006

Robert Blakely	RSU	1/30/2006						10,000(5)	593,900
	RSU	3/22/2006						61,611(7)	3,659,077

Robert Levin	O	11/18/1997	46,110			51.72	11/16/2007
	O	11/17/1998	43,650			69.31	11/17/2008
	O	11/16/1999	47,300			71.50	11/16/2009
	O	1/18/2000	56,572	(4)		62.50	1/18/2010
	O	11/21/2000	43,430			77.10	11/21/2010
	O	11/20/2001	44,735			80.95	11/20/2011
	O	1/21/2003	54,333		18,112	69.43	1/21/2013
	O	1/23/2004	50,306		50,307	78.32	1/23/2014
	RS	1/23/2004						1,460	86,709
	RS	3/10/2005						36,099(5)	2,143,920
	RS	3/22/2006						78,257(7)	4,647,683
	PSP	1/1/2001 to								14,543(8)	863,709(8)
		12/31/2003
	PSP	1/1/2002 to								7,772(9)	461,579(9)
		12/31/2004
	PSP	1/1/2003 to								9,994(10)	593,544(10)
		12/31/2005

								Stock Awards(2)
											Equity
										Equity	Incentive
										Incentive	Plan
										Plan	Awards:
										Awards:	Market or
										Number of	Payout
									Market	Unearned	Value of
			Option Awards(2)					Number of	Value of	Shares,	Unearned
			Number of		Number of			Shares or	Shares or	Units or	Shares,
			Securities		Securities			Units of	Units of	Other	Units or Other
			Underlying		Underlying	Option		Stock That	Stock That	Rights That	Rights That
		Grant Date or	Unexercised		Unexercised	Exercise	Option	Have Not	Have Not	Have Not	Have Not
	Award	Performance	Options (#)		Options (#)	Price	Expiration	Vested	Vested	Vested	Vested
Name	Type(1)	Period	Exercisable		Unexercisable	($)	Date	(#)	($)	(#)(3)	($)(3)

	PSP	1/1/2004 to								31,967(11)	1,898,520(11)
		12/31/2006

Peter Niculescu	O	3/8/1999	16,000			70.72	3/6/2009
	O	11/16/1999	14,340			71.50	11/16/2009
	O	1/18/2000	24,804	(4)		62.50	1/18/2010
	O	11/21/2000	12,120			77.10	11/21/2010
	O	11/20/2001	13,150			80.95	11/20/2011
	O	1/21/2003	33,912		11,305	69.43	1/21/2013
	O	1/21/2003	7,288	(4)		69.43	1/18/2010
	O	1/23/2004	29,712		29,713	78.32	1/23/2014
	RS	3/10/2005						23,032(5)	1,367,870
	RS	3/22/2006						32,948(7)	1,956,782
	PSP	1/1/2001 to								4,298(8)	255,258(8)
		12/31/2003
	PSP	1/1/2002 to								2,272(9)	134,934(9)
		12/31/2004
	PSP	1/1/2003 to								6,238(10)	370,475(10)
		12/31/2005
	PSP	1/1/2004 to								18,881(11)	1,121,343(11)
		12/31/2006

Beth Wilkinson	RS	2/16/2006						25,000(5)	1,484,750

Michael Williams	O	11/18/1997	11,920			51.72	11/16/2007
	O	11/17/1998	11,390			69.31	11/17/2008
	O	11/16/1999	12,290			71.50	11/16/2009
	O	1/18/2000	20,027	(4)		62.50	1/18/2010
	O	11/21/2000	35,610			77.10	11/21/2010
	O	1/16/2001	13,087	(4)		78.56	1/18/2010
	O	11/20/2001	44,735			80.95	11/20/2011
	O	1/21/2003	47,877		15,959	69.43	1/21/2013
	O	1/23/2004	36,940		36,940	78.32	1/23/2014
	RS	3/10/2005						25,342(5)	1,505,061
	RS	3/22/2006						61,611(7)	3,659,077
	PSP	1/1/2001 to								11,925(8)	708,226(8)
		12/31/2003
	PSP	1/1/2002 to								7,772(9)	461,579(9)
		12/31/2004
	PSP	1/1/2003 to								8,806(10)	522,988(10)
		12/31/2005
	PSP	1/1/2004 to								23,473(11)	1,394,061(11)
		12/31/2006

								Stock Awards(2)
											Equity
										Equity	Incentive
										Incentive	Plan
										Plan	Awards:
										Awards:	Market or
										Number of	Payout
									Market	Unearned	Value of
			Option Awards(2)					Number of	Value of	Shares,	Unearned
			Number of		Number of			Shares or	Shares or	Units or	Shares,
			Securities		Securities			Units of	Units of	Other	Units or Other
			Underlying		Underlying	Option		Stock That	Stock That	Rights That	Rights That
		Grant Date or	Unexercised		Unexercised	Exercise	Option	Have Not	Have Not	Have Not	Have Not
	Award	Performance	Options (#)		Options (#)	Price	Expiration	Vested	Vested	Vested	Vested
Name	Type(1)	Period	Exercisable		Unexercisable	($)	Date	(#)	($)	(#)(3)	($)(3)

Julie St. John	O	11/18/1997	11,610			51.72	11/16/2007
	O	11/17/1998	11,390			69.31	11/17/2008
	O	11/16/1999	11,680			71.50	11/16/2009
	O	1/18/2000	18,373	(4)		62.50	1/18/2010
	O	11/21/2000	35,610			77.10	11/21/2010
	O	1/16/2001	17,320	(4)		78.56	1/18/2010
	O	11/20/2001	44,735			80.95	11/20/2011
	O	1/21/2003	63,836			69.43	1/21/2013
	O	1/23/2004	55,410			78.32	1/23/2014
	PSP	1/1/2001 to								11,925(8)	708,226(8)
		12/31/2003
	PSP	1/1/2002 to								7,772(9)	461,579(9)
		12/31/2004
	PSP	1/1/2003 to								8,806(10)	522,988(10)
		12/31/2005
	PSP	1/1/2004 to								23,147(11)	1,374,700(11)
		12/31/2006

(1)	O indicates stock options; RS indicates restricted stock; RSU indicates restricted stock units; and PSP indicates performance share program awards.

(2)	Except as otherwise indicated, all awards of options, restricted stock, and restricted stock units listed in this table vest in four equal annual installments beginning on the first anniversary of the date of grant. Amounts reported in this table for restricted stock and restricted stock units represent only the unvested portion of awards. Amounts reported in this table for options represent only the unexercised portions of awards.

(3)	As described in “Compensation Discussion and Analysis,” beginning in early 2005 the Board deferred the determination of whether outstanding awards under our performance share program were earned, because we did not have reliable financial data for the relevant performance cycles.

(4)	The stock options vested 100% on January 23, 2004.

(5)	The initial award amount vests in three equal annual installments beginning on the first anniversary of the date of grant.

(6)	The initial award amount vests in three equal annual installments beginning on March 10, 2006.

(7)	The initial award amount vests in four equal annual installments beginning on January 24, 2007. In connection with the stock awards with a grant date of March 22, 2006, each of our named executives other than Mr. Mudd also received a cash award payable in four equal annual installments beginning on January 24, 2007. As of December 31, 2006, the unpaid portion of our named executives’ cash awards were as follows: Mr. Blakely and Mr. Williams, $1,656,270; Mr. Levin, $2,103,750; and Mr. Niculescu, $885,720.

(8)	The amounts shown represent the maximum amount of common stock that the Board could have awarded as of the end of 2006 for the 2001-2003 performance cycle, which equals the second installment of the awards the Compensation Committee determined performance for in January 2004. As described in “Compensation Discussion and Analysis,” the Board determined in February 2007 not to pay any of these shares.

(9)	The amounts shown represent the amount of common stock that would have been paid if the Compensation Committee had determined that we met threshold performance levels with respect to financial and qualitative goals for this performance cycle. As described in “Compensation Discussion and Analysis,” the Board determined in February 2007 not to pay any of these shares.

(10)	As described in “Compensation Discussion and Analysis,” the Board determined in June 2007 that our performance during this cycle did not meet the threshold performance level for the financial goal and was between the threshold and target performance levels for the qualitative goals. In accordance with SEC rules, because the payment amounts determined by the Board are the amounts that would have been paid if our performance had met threshold goals, we have shown these amounts in the table.

(11)	As described in “Compensation Discussion and Analysis,” the Board determined in June 2007 that our performance during this cycle did not meet the threshold performance level for the financial goal and was between the threshold and target performance levels for the qualitative goals. In accordance with SEC rules, because the payment amounts determined by the Board exceed the amounts that would have been paid if our performance had met threshold goals, we have shown in this table the amount of common stock that would have been paid if our performance had met target levels.

Option Exercises and Stock Vested in 2006

The following table shows information regarding stock option exercises by and vesting of restricted stock and restricted stock unit awards held by the named executives during 2006.

	Option Awards		Stock Awards
	Number of		Number of
	Shares Acquired on	Value Realized on	Shares Acquired on	Value Realized on
Name	Exercise (#)	Exercise ($)(1)	Vesting (#)	Vesting ($)(2)

Daniel Mudd	—	—	31,904	$1,717,392
	—	—	10,588	569,952
Robert Blakely	—	—	—	—
Robert Levin	—	—	730	38,734
	—	—	18,050	971,632
	30,680	$566,736	—	—
Peter Niculescu	—	—	11,516	619,906
	—	—	1,000	57,900
Beth Wilkinson	—	—	—	—
Michael Williams	—	—	12,671	682,080
	13,310	245,869	—	—
Julie St. John	12,430	234,399	—	—
	—	—	11,516	619,906
	—	—	11,516	692,342
	—	—	5,419	325,790

(1)	The value realized on exercise has been determined by multiplying the number of shares exercised by the difference between the fair market value of our common stock at the time of exercise and the per share exercise price of the options.

(2)	The value realized on vesting has been determined by multiplying the number of shares of stock or units by the fair market value of our common stock on the vesting date.

Pension Benefits

The table below sets forth information on the pension benefits for the named executives under each of the following pension plans:

Fannie Mae Retirement Plan

The Federal National Mortgage Association Retirement Plan for Employees Not Covered Under Civil Service Retirement Law, which we refer to as the Retirement Plan, provides benefits for those eligible employees, including the named executives, who are not covered by the federal Civil Service retirement law. Normal retirement benefits are computed on a single life basis using a formula based on final average annual earnings and years of credited service. Participants are fully vested when they complete five years of credited service. Since 1989, provisions of the Internal Revenue Code of 1986, as amended, have limited the amount of annual compensation that may be used for calculating pension benefits and the annual benefit that may be paid. For 2006, the statutory compensation and benefit caps were $220,000 and $175,000, respectively. Before 1989, some employees accrued benefits based on higher income levels. For employees who retire before age 65, benefits are reduced by stated percentages for each year that they are younger than 65.

Executive Pension Plan

We adopted the Executive Pension Plan to supplement the benefits payable to key officers under the Retirement Plan. The Compensation Committee approves the participants in the Executive Pension Plan, who include the named executives. The Board of Directors approves each participant’s pension goal, which is part of the formula that determines pension benefits. Payments under the Executive Pension Plan are reduced by any amounts payable under the Retirement Plan.

The annual pension benefit (when combined with the Retirement Plan benefit) for Mr. Mudd equals 50% and for our other named executives equals 40% of the named executive’s highest average covered compensation earned during any 36 consecutive months within the last 120 months of employment. Covered compensation generally is a participant’s average annual base salary, including deferred compensation, plus the participant’s other taxable compensation (excluding income or gain in connection with the exercise of stock options) earned for the relevant year, in an amount up to 150% of base salary for our executive vice presidents and 200% of base salary for Mr. Mudd. As a result, Mr. Mudd’s maximum annual benefit under the Executive Pension Plan is 100% of his salary. The other named executives could receive a maximum annual benefit equal to 60% of salary. Effective for benefits earned on and after March 1, 2007, the only taxable compensation other than base salary considered for the purpose of calculating covered compensation is a participant’s annual incentive plan cash bonus.

Participants who retire before age 60 generally receive a reduced benefit. The benefit is reduced by 2% for each year between the year in which benefit payments begin and the year in which the participant turns 60. However, Mr. Mudd’s employment agreement provides that his benefit will be reduced by 3% for each year. A participant is not entitled to receive a pension benefit under the Executive Pension Plan until the participant has completed five years of service as a plan participant, at which point the pension benefit becomes 50% vested and continues vesting at the rate of 10% per year during the next five years. The benefit payment typically is a monthly amount equal to 1/12th of the participant’s annual retirement benefit payable during the lives of the participant and the participant’s surviving spouse. If a participant dies before receiving benefits under the Executive Pension Plan, generally his or her surviving spouse will be entitled to a death benefit that begins when the spouse reaches age 55, based on the participant’s pension benefit at the date of death.

Supplemental Pension Plans

We adopted the Supplemental Pension Plan to provide supplemental retirement benefits to employees whose salary exceeds the statutory compensation cap applicable to the Retirement Plan or whose benefit under the Retirement Plan is limited by the statutory benefit cap applicable to the Retirement Plan and who do not participate in or are not fully vested in the Executive Pension Plan . Separately, we adopted the 2003 Supplemental Pension Plan to provide additional benefits to our officers based on their annual cash bonuses, which are not taken into account under the Supplemental Pension Plan. Officers who do not participate in or are not fully vested in the Executive Pension Plan may receive benefits under the 2003 Supplemental Pension Plan. Benefits under the supplemental pension plans vest at the same time as benefits under the Retirement Plan. For purposes of determining benefits under the 2003 Supplemental Pension Plan, the amount of an officer’s annual cash bonus taken into account is limited to 50% of the officer’s base salary. Benefits under the supplemental pension plans typically commence at the same time as benefits under the Retirement Plan.

The table below shows information about years of credited service and the present value of accumulated benefits for each named executive under each of our pension plans. The Executive Pension Plan supplements the benefits payable to named executives under the Fannie Mae Retirement Plan; amounts are shown for both these plans in the table. Amounts are not shown for our supplemental pension plans, except for Mr. Blakely, because no benefits would be paid under these plans if a named executive’s benefit under the Executive Pension Plan, together with the named executive’s benefit under the Retirement Plan, exceeded his or her combined benefits under the supplemental plans and the Fannie Mae Retirement Plan. At the time that a named executive other than Mr. Blakely retires, we expect the Executive Pension Plan will always pay a greater benefit. As a result, we have included only the values that would be payable under the Retirement Plan and the Executive Pension Plan. Because Mr. Blakely has advised us of his intention to step down as Fannie Mae’s Chief Financial Officer during 2007, before he becomes entitled to receive benefits under the Executive Pension Plan, his benefits will be greater under our supplemental plans and, as a result, we have included values for Mr. Blakely under those plans rather than under our Executive Pension Plan.

Pension Benefits for 2006

		Number of Years Credited	Present Value of Accumulated
		Service	Benefit
Name of Executive	Plan Name	(#)(1)	($)(2)

Daniel Mudd(3)	Fannie Mae Retirement Plan	7	$101,102
	Supplemental Pension Plan
	2003 Supplemental Pension Plan
	Executive Pension Plan	7	4,066,367
Robert Blakely(4)	Fannie Mae Retirement Plan	1	45,022
	Supplemental Pension Plan	1	93,441
	2003 Supplemental Pension Plan	1	70,624
	Executive Pension Plan
Robert Levin	Fannie Mae Retirement Plan	26	461,776
	Supplemental Pension Plan
	2003 Supplemental Pension Plan
	Executive Pension Plan	17	2,758,908
Peter Niculescu	Fannie Mae Retirement Plan	8	108,689
	Supplemental Pension Plan
	2003 Supplemental Pension Plan
	Executive Pension Plan	4	631,129
Beth Wilkinson	Fannie Mae Retirement Plan	1	11,818
	Supplemental Pension Plan
	2003 Supplemental Pension Plan
	Executive Pension Plan	1	186,595
Michael Williams	Fannie Mae Retirement Plan	16	245,231
	Supplemental Pension Plan
	2003 Supplemental Pension Plan
	Executive Pension Plan	6	1,151,288
Julie St. John(4)	Fannie Mae Retirement Plan	16	379,149
	Supplemental Pension Plan
	2003 Supplemental Pension Plan
	Executive Pension Plan	7	2,259,133

(1)	Mr. Levin, Mr. Niculescu, Mr. Williams, and Ms. St. John each have fewer years of credited service under the Executive Pension Plan than under the Retirement Plan because they worked at Fannie Mae prior to becoming participants in the Executive Pension Plan.

(2)	The present value has been calculated for the Executive Pension Plan assuming the named executives will remain in service until age 60, the normal retirement age under the Executive Pension Plan, and assuming the named executives will remain in service until age 65, the normal retirement age under the Retirement Plan. The values also assume that benefits under the Executive Pension Plan will be paid in the form of a monthly annuity for the life of the named executive and the named executive’s surviving spouse and benefits under the Retirement Plan will be paid in the form of a single life monthly annuity for the life of the named executive. The post-retirement mortality assumption is based on the RP 2000 white collar mortality table projected to 2010. For additional information regarding the calculation of present value and the assumptions underlying these amounts, see “Notes to Consolidated Financial Statements—Note 14, Employee Retirement Benefits.”

(3)	Mr. Mudd’s employment agreement provides that if Mr. Mudd’s benefit payments are in the form of a joint and 100% survivor annuity, the payments will be actuarially reduced to reflect the joint life expectancy of Mr. Mudd and his spouse.

(4)	Mr. Blakely is eligible for retirement under our supplemental pension plans and the Fannie Mae Retirement Plan. Ms. St. John was eligible for early retirement under the Executive Pension Plan and the Fannie Mae Retirement Plan.

Nonqualified Deferred Compensation

The table below provides information on the non-qualified deferred compensation of the named executives in 2006, including compensation deferred under our Elective Deferred Compensation Plan II, our Career Deferred Compensation Plan, and our Performance Share Program.

Elective Deferred Compensation Plans

Our Elective Deferred Compensation Plan II allows eligible employees, including our named executives, to defer up to 50% of their salary and up to 100% of their bonus to future years, as determined by the named executive. Deferred amounts are deemed to be invested in mutual funds or in an investment option with earnings benchmarked to our long-term borrowing rate, as designated by the participants. The deferred compensation plan is an unfunded plan. The Elective Deferred Compensation Plan II applies to compensation that is deferred after December 31, 2004. The prior deferred compensation plan, the Elective Deferred Compensation Plan I, continues to operate for compensation deferred under that plan on or prior to December 31, 2004. Similar to the Elective Deferred Compensation Plan II, the Elective Deferred Compensation Plan I provides that deferred amounts are deemed to be invested in mutual funds or in an investment option with earnings benchmarked to our long-term borrowing rate, as designated by the participants, and is an unfunded plan.

Career Deferred Compensation Plan

Our Career Deferred Compensation Plan allowed participants to defer compensation until their retirement. The plan is frozen to new participants and, while accounts continue to be credited with rates of return, no further contributions can be made to the plan. The Career Deferred Compensation Plan is funded by a rabbi trust, a special type of trust the assets of which are subject to the claims of Fannie Mae’s creditors.

Deferred Performance Share Program Payments

We have adopted guidelines under our 1993 Stock Compensation Plan that permit participants in the performance share program to defer payment of their awards until a later date or a specified event such as retirement. Under these guidelines, participants can choose to have their deferred PSP payments converted into a hypothetical investment portfolio.

Nonqualified Deferred Compensation for 2006

	Executive		Registrant	Aggregate	Aggregate	Aggregate
	Contributions in		Contributions in	Earnings in Last	Withdrawals/	Balance at Last
	Last Fiscal Year		Last Fiscal Year	Fiscal Year	Distributions	Fiscal Year-End
Name of Executive	($)		($)	($)	($)	($)

Daniel Mudd	—		—	—	—	—
Robert Blakely
Elective Deferred Compensation Plan II	$275,000	(1)	—	$24,872	—	$299,872
Robert Levin
Deferred Performance Share Program Payments	—		—	205,511	—	3,399,842
Peter Niculescu	—		—	—	—	—
Beth Wilkinson	—		—	—	—	—
Michael Williams
Career Deferred Compensation Plan	—		—	23,499	—	506,905
2001 Special Stock award(2)	—		—	14,878	—	75,979
Julie St. John
Deferred Performance Share Program Payments	—		—	53,763	—	440,254
Career Deferred Compensation Plan	—		—	187,620	—	1,374,791
Elective Deferred Compensation Plan	—		—	360,416	—	2,640,958

(1)	Consists of salary reported in the “Summary Compensation Table.” This amount does not include Mr. Blakely’s bonus of $1,290,575 reported in the “Summary Compensation Table,” which was contributed to the Elective Deferred Compensation Plan in 2007.

(2)	The Board approved a special stock award to officers for 2001 performance. On January 15, 2002, Mr. Williams deferred until retirement 1,142 shares he received in connection with this award. Aggregate earnings on these shares reflect dividends and stock price appreciation. Mr. Williams’ share balance has grown through the reinvestment of dividends to 1,279 shares as of December 31, 2006.

Potential Payments Upon Termination or Change-in-Control

The information below describes and quantifies certain compensation and benefits that would become payable under our existing employment agreements, plans and arrangements if our named executives’ employment had terminated on December 29, 2006, taking into account each named executive’s compensation and service levels as of that date and based on the closing price of our common stock on December 29, 2006. We are not obligated to provide any additional compensation in connection with a change in control. The information below does not generally reflect compensation and benefits available to all salaried employees upon termination of employment with us under similar circumstances.

Employment Agreement with Daniel Mudd

Mr. Mudd’s employment agreement provides for certain benefits upon the termination of his employment with us depending on the reason for his termination. These benefits are described in the following table.

Type of Termination	Payments
Without Cause, By Mr. Mudd For Good Reason, Serious Illness or Disability, or Failure to Extend the Employment Agreement

Cause means Mr. Mudd has: (a) materially harmed the company by, in connection with his service under his employment agreement, engaging in dishonest or fraudulent actions or willful misconduct, or performing his duties in a grossly negligent manner, or (b) been convicted of, or pleaded nolo contendere with respect to, a felony.

Good Reason means (a) a material reduction by the company of Mr. Mudd’s authority or a material change in Mr. Mudd’s functions, duties or responsibilities that in any material way would cause Mr. Mudd’s position to become less important, (b) a reduction in Mr. Mudd’s base salary, (c) a requirement that Mr. Mudd report to anyone other than the Chairman of the Board of Directors, (d) a requirement by Fannie Mae that Mr. Mudd relocate his office outside of the Washington, D.C. area, or (e) a breach by the company of any material obligation under the employment agreement.

Failure to Extend means notification by the company that it does not desire to extend the term of the employment agreement (which expires December 31, 2009) or that it desires to do so only on terms in the aggregate that are materially less favorable to Mr. Mudd than those currently applicable.

— Accrued, but unpaid base salary.

— Base salary for two years (subject to offset for other employment or employer-provided disability payments in the event of termination due to serious illness or disability).

— Prorated annual bonus for the year of termination and all amounts payable (but unpaid) under the annual bonus plan with respect to any year ended on or prior to the termination date.

— Prorated performance share program payment for any cycle in which at least 18 months have elapsed as of the date of termination and payment of all amounts payable (but unpaid) for completed cycles.

— Vesting of all shares of restricted stock, to the extent not already vested.

— Vesting of all options and options granted after the date of the employment agreement will remain exercisable through the earlier of the remainder of the original exercise period and the third anniversary of the date of the termination.

— Upon a termination by Fannie Mae without Cause or by Mr. Mudd for Good Reason, continued medical and dental coverage for Mr. Mudd and his spouse and dependents (but in the case of Mr. Mudd’s dependents only for so long as they remain dependents or until age 21 if later), without premium payments by Mr. Mudd, for two years or if earlier, the date Mr. Mudd obtains comparable coverage through another employer.

Death or by Reason of Mr. Mudd’s Acceptance of an Appointment to a Senior Position in the U.S. Federal Government
— Same payments as above except (a) no salary severance, (b) no continued medical and dental coverage and (c) in the case of termination due to acceptance of a governmental position, no accelerated vesting of options.

Retirement or Early Retirement

Retirement means termination at or after age 65, under conditions entitling an eligible employee to an immediate annuity under the Fannie Mae Retirement Plan.

Early Retirement means termination at or after age 60, but before age 65, with five or more years of service, or at an earlier age only if permitted by the Compensation Committee in its sole discretion.

— Accrued, but unpaid base salary.

— Prorated performance share program payment for any cycle in which at least 18 months have elapsed as of the date of termination and payment of all amounts payable (but unpaid) for completed cycles.

— In the case of Retirement, but not Early Retirement, vesting of all shares of restricted stock, to the extent not already vested. In the event of Early Retirement, Fannie Mae may in its discretion accelerate the vesting of shares of restricted stock.

— Vesting of all options and options granted after the date of the employment agreement will remain exercisable through the earlier of the remainder of the original exercise period and the third anniversary of the date of the termination.

For Cause or Voluntary Termination (other than for Good Reason or to Accept a Senior Position in the U.S. Federal Government)
— Accrued, but unpaid base salary.
— If termination is for Cause, Mr. Mudd would not be entitled to any amounts payable (but unpaid) of any bonus or under any performance share program award with respect to a performance cycle if the reason for such termination for Cause is substantially related to the earning of such bonus or to the performance over the performance cycle upon which the payment was based.

Mr. Mudd’s employment agreement also obligates him not to compete with us in the U.S., solicit any officer or employee of ours or our affiliates to terminate his or her relationship with us or to engage in prohibited competition, or to assist others to engage in activities in which Mr. Mudd would be prohibited from engaging, in each case for two years following termination. Mr. Mudd may request a waiver from these non-competition obligations, which the Board may grant if it determines in good faith that an activity proposed by Mr. Mudd would not prejudice our interests. Mr. Mudd’s employment agreement provides us with the right to seek and obtain injunctive relief from a court of competent jurisdiction to restrain Mr. Mudd from any actual or threatened breach of these obligations. Disputes arising under the employment agreement are to be resolved through arbitration, and we bear Mr. Mudd’s legal expenses unless he does not prevail. We also agreed to reimburse Mr. Mudd’s legal expenses incurred in connection with any subsequent negotiation, amendment or discussion of his employment agreement and to reimburse him for a complete physical examination annually.

The following table quantifies the compensation that would have become payable to Mr. Mudd if his employment had terminated on December 29, 2006, given his compensation as of that date and based on the closing price of our common stock on that date. In the case of retirement, the table shows benefits that would have become payable if Mr. Mudd had reached age 60 with 5 years of service or age 65 with no service requirement; Mr. Mudd is currently 48.

Potential Payments to Mr. Mudd as of December 29, 2006

	Without Cause,
	for Good Reason		Acceptance of
	or upon Non-		Senior Position in
	Extension of the	Serious Illness	U.S. Federal
Payment Type	Agreement	or Disability	Government	Death	Retirement

Cash Severance	$1,900,000	$1,900,000	N/A	N/A	N/A
Cash Bonus(1)	3,500,000	3,500,000	$3,500,000	$3,500,000	$3,500,000
Accelerated Stock Awards(2)	13,752,230	13,752,230	13,752,230	13,752,230	13,752,230
Performance Share Program Awards(3)	1,287,499	1,287,499	1,287,499	1,287,499	1,287,499
Medical Benefits(4)	37,502	N/A	N/A	N/A	N/A

(1)	The amounts of cash bonus shown assume that the Board would have determined to grant Mr. Mudd a cash bonus award under our annual incentive plan in the amount he actually received for 2006. In the case of retirement, Mr. Mudd’s employment agreement does not explicitly provide for a bonus, but he would have been entitled to a bonus under the terms of our annual incentive plan as in effect on December 29, 2006. The plan also gives our Compensation Committee discretion to award prorated bonuses to retirees who depart at other times of the year.

(2)	No value is shown for Mr. Mudd’s options subject to accelerated vesting because the exercise price of the options exceeded the closing price of our common stock on December 29, 2006.

(3)	The reported amounts are for payments under our performance share program that normally would have been paid subsequent to December 29, 2006 and to which Mr. Mudd would not have been entitled if he left in the absence of his agreement. For more information regarding our performance share program, see “Compensation Discussion and Analysis—What decisions have we made with regard to our Performance Share Program?”

(4)	These benefits would not be available to Mr. Mudd if his agreement was not extended. The amount shown assumes that Mr. Mudd will receive medical and dental coverage for two years after his termination of employment and is calculated using the assumptions used for financial reporting purposes under generally accepted accounting principles.

Agreement with Robert Levin

We have a letter agreement with Mr. Levin, dated June 19, 1990. The agreement provides that if he is terminated for reasons other than for “cause,” he will continue to receive his base salary for a period of 12 months from the date of termination and will continue to be covered by our life, medical, and long-term disability insurance plans for a 12-month period, or until re-employment that provides certain coverage for benefits, whichever occurs first. For the purpose of this agreement, “cause” means a termination based upon reasonable evidence that Mr. Levin has breached his duties as an officer by engaging in dishonest or fraudulent actions or willful misconduct. Any disability benefits that he receives during the 12-month period will reduce the amount otherwise payable by us, but only to the extent the benefits are attributable to payments made by us. If Mr. Levin had been terminated for reasons other than for “cause” as of December 29,

2006, he would have been entitled to receive an aggregate cash severance payment of $750,000 and medical, long-term disability and life insurance coverage with premiums and a related gross-up payment we estimate would have cost us an aggregate of approximately $71,500.

Severance Program

On March 10, 2005, our Board of Directors approved a severance program that provided guidelines regarding the severance benefits that management-level employees, including all of the named executives except for Mr. Mudd, were entitled to receive if their employment with us was terminated as a result of corporate restructuring, reorganization, consolidation, staff reduction, or other similar circumstances, where there were no performance-related issues, and where termination was not for cause. Ms. St. John participated in the severance program. The severance program expired on December 31, 2006 and was replaced with a program that does not apply to our named executives or other executive officers. As effective for 2006, the severance program provided for the following benefits, subject to OFHEO approval, for named executives (other than Mr. Mudd):

•	A severance payment of one year’s salary plus four weeks’ salary for each year of service with us up to a maximum of one and a half years’ salary;

•	For participants terminated after the first quarter of the fiscal year, a pro rata payout of the participant’s annual cash incentive award target for the year in which termination occurred, adjusted for corporate performance;

•	Consistent with the terms of our applicable stock compensation plan, accelerated vesting of options that were scheduled to vest within 12 months of termination and the extension of option exercise periods to the earlier of the option expiration date or 12 months following the termination of employment;

•	Accelerated vesting of restricted stock and restricted stock unit awards granted under our Stock Compensation Plan of 2003 that would have otherwise vested within 12 months of termination;

•	For the cash portion of long-term incentive awards for the 2005 performance year, which are payable in four equal annual installments beginning in 2007, accelerated payment of the amount that would have otherwise become payable within 12 months of termination; and

•	Payment of unpaid performance shares for completed performance cycles.

The program was available only to employees who had served at least 13 weeks. Participants were required to execute a separation agreement to receive these benefits containing, where permitted, a one-year non-compete clause and also containing a waiver of claims against us. Participants found violating the competition restriction would be required to return any severance payments that they received. The program also provided for outplacement services and continued access to our medical and dental plans for up to five years, with the first 18 months’ premiums to remain at a level no higher than they would be if the participant were still an active employee.

The following table quantifies the compensation that would have become payable to the named executives under the severance program if their employment had terminated on December 29, 2006, given their compensation as of that date and the closing price of our common stock on December 29, 2006 and assuming we had received OFHEO’s approval. In the case of Ms. St. John, the table shows the benefits to which she became entitled in connection with her retirement in December 2006. The amounts of cash severance shown assume, where applicable, that the Board would have determined we achieved performance of our corporate annual incentive plan goals at 110% of our target level, which was the level actually determined for 2006.

Potential Payments under 2005 to 2006 Severance Program as of December 29, 2006

Named Executive	Cash Payment(1)	Equity Award(2)(3)	Medical and Dental	Outplacement(4)

Robert Blakely(5)	$2,058,500	—	$15,158	$18,000
Robert Levin	3,465,937	$3,475,748	20,590	18,000
Peter Niculescu	2,011,452	1,890,994	20,590	18,000
Beth Wilkinson	1,662,856	494,956	20,968	18,000
Michael Williams	2,747,567	2,590,929	20,590	18,000
Julie St. John(6)	1,883,193	1,920,246	1,743	18,000

(1)	Cash payments include severance payments, payments of annual cash incentive awards, and accelerated payments of the cash portion of the long-term incentive awards for 2005 that would have otherwise been payable within 12 months of an executive’s termination.

(2)	Reflects accelerated vesting of restricted stock and restricted stock units and performance shares under our performance share program. No value is shown for options subject to accelerated vesting because the exercise price of the options exceeded the closing price of our common stock on December 29, 2006.

(3)	The reported amounts include payments under our performance share program that normally would have been paid subsequent to December 29, 2006 and to which the named executives would not have been entitled if they left in the absence of the severance program. For more information regarding our performance share program, see “Compensation Discussion and Analysis—What decisions have we made with regard to our Performance Share Program?”

(4)	The amounts shown assume the executive will find new employment within 6 months.

(5)	If Mr. Blakely had left Fannie Mae on December 29, 2006 under the severance program, he would also have been eligible as a retiree to receive an additional cash payment of $1,656,270 under a long-term incentive award and accelerated vesting of restricted stock units worth $4,252,977. These amounts are not shown in this table, but are set forth in the “Potential Payments under our Stock Compensation Plans and 2005 Performance Year Cash Awards” table below.

(6)	Based on her age and years of service, upon her departure from Fannie Mae Ms. St. John received an extension of the exercise period of her options to the option expiration date under our stock compensation plans. She also was eligible for our retiree medical benefits. Because these benefits are available to all full-time, salaried employees, amounts for these benefits have not been included in the table above. The amount shown for Ms. St. John reflects our estimated cost of subsidizing her dental plan premiums for 18 months.

Stock Compensation Plans, 2005 Performance Year Cash Awards and Annual Incentive Plan

Death, Disability and Retirement

Under our Stock Compensation Plan of 1993 and our Stock Compensation Plan of 2003, stock options, restricted stock and restricted stock units held by our employees, including our named executives, fully vest upon the employee’s death, disability, or retirement. On these terminations, or if an option holder leaves after age 55 with at least 5 years of service, the option holder, or the holder’s estate in the case of death, can exercise any stock options until the initial expiration date of the stock option, which is generally 10 years after the date of grant. For these purposes, “retirement” generally means that the executive retires at or after age 60 with 5 years of service or age 65 (with no service requirement).

In early 2006, our named executives, other than Mr. Mudd, received a portion of their long-term incentive awards for the 2005 performance year in the form of cash awards payable in four equal annual installments beginning in 2007. Under the terms of the awards, these cash awards are subject to accelerated payment at the same rate as restricted stock or restricted stock units and, accordingly, named executives would receive accelerated payment of the unpaid portions of this cash in the event of termination of employment by reason of death, disability, or retirement.

Performance Share Program

As described above, performance shares are contingent grants of our common stock that are paid out based on performance over three-year performance periods. Actual payouts are generally made in two installments. Participants who terminate prior to the end of a performance cycle due to death, disability or after age 55 with at least 5 years of service, but at least 18 months after the beginning of the cycle, receive a pro rata payment of the performance shares at the end of the cycle, except in the case of death where the payment is made as soon as practicable after the participant’s death.

For each named executive who remained with Fannie Mae as of December 29, 2006 other than Mr. Mudd, the following table provides the value of awards that would have vested or become payable if the named executive had died, become disabled, or retired at or after age 60 with 5 years of service or age 65 (with no service requirement) as of December 29, 2006. Information about what Mr. Mudd would have been entitled to upon death, disability, or retirement appears in the “Potential Payments to Mr. Mudd as of December 29, 2006” table above.

Potential Payments under our Stock Compensation Plans and 2005 Performance Year Cash Awards(1)

	Restricted Stock and		Performance
Name of Executive	Restricted Stock Units	Cash Award(2)	Shares(3)

Robert Blakely	$4,252,977	$1,656,270	N/A
Robert Levin	6,878,312	2,103,750	1,198,557
Peter Niculescu	3,324,652	885,720	717,863
Beth Wilkinson	1,484,750	N/A	N/A
Michael Williams	5,164,139	1,656,270	923,673

(1)	The values reported in this table, except for the cash, are based on the closing price of our common stock on December 29, 2006. No amounts are shown in the table for stock options because the exercise prices for options held by the Mr. Levin, Mr. Niculescu and Mr. Williams that would have vested exceed the closing price of our common stock on December 29, 2006. Mr. Blakely and Ms. Wilkinson have never been awarded Fannie Mae stock options.

(2)	The reported amounts represent accelerated payment of cash awards made in early 2006 in connection with long-term incentive awards for the 2005 performance year.

(3)	The reported amounts in the “Performance Shares” column consist of payments under our performance share program that normally would have been paid subsequent to December 29, 2006 and to which the named executives would not have been entitled if they left in the absence of the severance program. For more information regarding our performance share program, see “Compensation Discussion and Analysis—What decisions have we made with regard to our Performance Share Program?”

Life Insurance Benefits

We currently have a practice of arranging for our officers, including our named executives, to purchase universal life insurance coverage at our expense, with death benefits of $5,000,000 for Mr. Mudd and $2,000,000 for our other named executives. The death benefit is reduced by 50% at the later of retirement, age 60, or 5 years from the date of enrollment. Fannie Mae provides the executives with an amount sufficient to pay the premiums for this coverage until but not beyond termination of employment, except in cases of retirement or disability, in which case Fannie Mae continues to make scheduled payments. Historically Fannie Mae also has paid its named executives a tax “gross-up” to cover any related taxes, but these payments are being eliminated as of January 1, 2008.

Retiree Medical Benefits

We currently make certain retiree medical benefits available to our full-time salaried employees who retire and meet certain age and service requirements. We agreed that Mr. Blakely may participate in our retiree medical program as long as he remained employed until age 65.

Pension and Deferred Compensation Benefits

Our named executives are also entitled to the benefits described above in “Pension Benefits” and “Nonqualified Deferred Compensation.”

Director Compensation Information

Annual compensation for our non-management directors for 2006 was comprised of cash compensation and equity compensation, consisting of restricted stock awards. Each of these components is described in more detail below. The total 2006 compensation for our non-management directors is shown in the table below. Mr. Mudd, who is our only director who is an employee of Fannie Mae, does not receive benefits under any of these arrangements except for the Matching Gifts Program, which is available to every Fannie Mae employee, and the Director’s Charitable Award Program.

2006 Non-Employee Director Compensation Table

	Fees Earned or	Stock	Option	All Other
Name	Paid in Cash ($)	Awards ($)(1)	Awards ($)(2)	Compensation ($)(3)	Total ($)

Stephen Ashley	$500,000	$64,770	$17,516	$16,689	$598,975
Dennis Beresford	99,950	22,053	N/A	35,691	157,694
Kenneth Duberstein(4)	102,600	64,770	17,516	410,335	595,221
Brenda Gaines	35,667	5,845	N/A	17,818	59,330
Thomas Gerrity	110,533	64,770	17,516	15,821	208,640
Karen Horn	38,667	5,845	N/A	24,553	69,065
Ann Korologos	51,350	—	42,278	14,217	107,846
Bridget Macaskill	139,733	37,347	N/A	18,797	195,877
Donald Marron	45,917	—	42,278	53,396	141,591
Joe Pickett	122,533	64,770	17,516	36,052	240,871
Leslie Rahl	113,700	65,945	17,516	17,770	214,931
Greg Smith	166,467	33,058	2,483	17,818	219,826
Patrick Swygert	113,900	64,770	17,516	34,432	230,617
John Wulff	170,600	53,364	9,038	22,005	255,006

(1)	These amounts represent the dollar amounts we recognized for financial statement reporting purposes with respect to 2006 for the fair value of restricted stock granted during 2006 and in prior years in accordance with SFAS 123R. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The value of the restricted stock awards is calculated as the average of the high and low trading price of our common stock on the date of grant. During 2006, three directors received restricted stock grants with the SFAS 123R grant date fair values shown upon joining our Board: Mr. Beresford, $36,033; Ms. Gaines, $26,162, and Ms. Horn, $26,162.

Ms. Korologos and Mr. Marron each retired from our Board during 2006 and, as a result, forfeited shares of unvested restricted common stock. The amounts shown do not reflect the reversal of previously recognized compensation cost for the forfeited shares. The amounts shown also do not reflect the impact of Mr. Gerrity’s forfeiture of 650 shares of restricted stock upon his resignation from our Board of Directors in December 2006.

As of December 31, 2006, our directors held the following number of shares of restricted stock: Mr. Ashley, Mr. Beresford, Mr. Duberstein, Ms. Macaskill, Mr. Pickett, Ms. Rahl, Mr. Smith, Mr. Swygert, and Mr. Wulff, 650 shares each; Ms. Gaines and Ms. Horn, 487 shares each; and Mr. Gerrity, Ms. Korologos, and Mr. Marron, 0 shares.

(2)	These amounts represent the dollar amounts we recognized for financial statement reporting purposes with respect to 2006 for the fair value of stock option awards granted during 2005 and in prior years in accordance with SFAS 123R. No director has received a stock option award since 2005. For the assumptions used in calculating the value of these awards, see “Notes to Consolidated Financial Statements—Note 1, Summary of Significant Accounting Policies—Stock-Based Compensation.” Mr. Beresford, Ms. Gaines, Ms. Horn and Ms. Macaskill have never been awarded Fannie Mae stock options.

As of December 31, 2006, each of our directors held options to purchase the following number of shares of common stock, with exercise prices ranging from $42.69 to $79.22 per share and expiration dates ranging from 2007 to 2015: Mr. Ashley, 26,000 shares; Mr. Beresford, Ms. Gaines, Ms. Horn, and Ms. Macaskill, 0 shares; Mr. Duberstein and

Mr. Gerrity, 28,000 shares; Mr. Marron, 4,000 shares; Mr. Pickett and Ms. Korologos, 32,000 shares; Ms. Rahl, 5,333 shares; Mr. Smith, 666 shares; Mr. Swygert, 11,833 shares; and Mr. Wulff, 2,000 shares.

(3)	“All Other Compensation” consists of our estimated incremental cost of providing Board members benefits under our Director’s Charitable Award Program, which is discussed in greater detail below. We estimate our incremental cost of providing this benefit for each director based on (1) the present value of our expected future payment of the benefit that became vested during 2006 and (2) the time value during 2006 of amounts vested for that director in prior years. We estimated the present values of our expected future payment based on the age and gender of our directors, the RP 2000 white collar mortality table projected to 2010, and a discount rate of approximately 5.5%. For Mr. Duberstein, our estimated cost for providing this benefit is $35,335, and we have also included in “All Other Compensation” $375,000 we paid to The Duberstein Group for consulting services. This amount was paid to The Duberstein Group, not to Mr. Duberstein. Our transactions with The Duberstein Group are discussed more in “Item 13—Transactions with the Duberstein Group.” Amounts shown under “All Other Compensation” do not include gifts made by the Fannie Mae Foundation under its matching gifts program, under which gifts made by our employees and directors to 501(c)(3) charities are matched, up to an aggregate total of $10,500 in any calendar year. No amounts are included for this program because the matching gifts are made by the Fannie Mae Foundation, not Fannie Mae. In addition, no amounts are included for a furnished apartment we lease near our corporate offices in Washington, DC for use by Mr. Ashley, the non-executive Chairman of our Board, when he is in town on company business. Provided that he reimburses us, Mr. Ashley is permitted to use the apartment up to twelve nights per year when he is in town but not on company business.

(4)	Mr. Duberstein resigned from our Board in February 2007. Mr. Gerrity, Ms. Korologos and Mr. Marron each left our Board in 2006.

Cash Compensation

Our non-management directors, with the exception of the non-executive Chairman of our Board, are paid a retainer at an annual rate of $35,000, plus $1,500 for attending each Board or Board committee meeting in person or by telephone. Committee chairpersons receive an additional retainer at an annual rate of $10,000, plus an additional $500 for each committee meeting chaired in person and $300 for each telephone committee meeting chaired. In recognition of the substantial amount of time and effort necessary to fulfill the duties of non-executive Chairman of the Board, Mr. Ashley receives an annual fee of $500,000.

Restricted Stock Awards

We have a restricted stock award program for non-management directors established under the Fannie Mae Stock Compensation Plan of 2003 and the Fannie Mae Stock Compensation Plan of 1993. The award program provides for consecutive multi-year cycles of awards of restricted common stock. Under the 2003 plan, these award cycles are four years, and the first award was scheduled to be made at the time of the 2006 annual meeting. Under the 1993 plan, the cycles are five years and the most recent award cycle started at the time of the 2001 annual meeting and ended in May 2006. Awards vest in equal annual installments after each annual meeting during the cycle, provided the participant continues to serve on the Board of Directors. If a director joins the Board of Directors during a cycle, he or she receives a pro rata grant for the cycle, based on the time remaining in the cycle. Vesting generally accelerates upon departure from the Board due to death, disability or, for elected directors, not being renominated after reaching age 70. Under the 1993 Plan award cycle, in May 2001, we granted 871 shares of restricted common stock to each non-management director who was a member of the Board at that time. These shares vest over a five-year period at the rate of 20% per year. Each director who joined the Board through May 2006 received a pro rata grant for the cycle, based on the time remaining in the cycle.

In addition, in October 2003 we granted 2,600 shares of restricted common stock to each non-management director who was a member of the Board at that time, scheduled to vest in four equal annual installments beginning with the May 2004 annual meeting. We subsequently made pro rata grants to non-management directors who joined the Board after October 2003 and prior to the scheduled time of the last vesting in May 2007.

In December 2006, the Board approved the vesting of restricted stock that would have vested at the 2005 and 2006 annual meetings if such meetings had been held. No awards have yet been made for the cycle under the 2003 Plan scheduled to begin with the 2006 annual meeting.

Stock Option Awards

Each non-management director is granted an annual nonqualified stock option to purchase 4,000 shares of common stock immediately following the annual meeting of stockholders at the fair market value on the date of grant. A non-management director elected between annual meetings receives a nonqualified stock option to purchase at the fair market value on the date of grant a pro rata number of shares equal to the fraction of the remainder of the term. Each option will expire ten years after the date of grant and vests in four equal annual installments beginning on the first anniversary of the grant, subject to accelerated vesting upon the director’s departure from the Board of Directors. Non-management directors will have one year to exercise the options when they leave the Board, except that options granted on or prior to May 20, 2003 must generally be exercised within three months after a director leaves the Board. No annual stock option awards have yet been made with respect to annual meetings that would have been held in 2005 or 2006.

Stock Ownership Guidelines for Directors

Under our Corporate Governance Guidelines, each non-management director is expected to own Fannie Mae common stock with a value equal to at least five times the director’s annual cash retainer (currently, five times $35,000, or $175,000). Directors have three years from the time of election or appointment to reach the expected ownership level, excluding trading blackout periods imposed by the company.

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

Matching Gifts

To further our support for charitable giving, non-employee directors are able to participate in the Matching Gifts Program of the Fannie Mae Foundation on the same terms as our employees. Under this program, gifts made by employees and directors to 501(c)(3) charities are matched, up to an aggregate total of $10,500 in any calendar year, including up to $500 that may be matched on a 2-for-1 basis.

Deferred Compensation

We have a deferred compensation plan in which non-management directors can participate. Non-management directors may irrevocably elect to defer up to 100% of their annual retainer and all fees payable to them in their capacity as a member of the Board in any calendar year into the deferred compensation plan. Plan participants receive an investment return on the deferred funds as if the funds were invested in a hypothetical portfolio chosen by the participant from among the investment options available under the plan. Prior to the deferral, plan participants must elect to receive the deferred funds either in a lump sum, in approximately equal annual installments, or in an initial payment followed by approximately equal annual installments, with a maximum of 15 installments. Deferral elections generally must be made prior to the year in which the compensation otherwise would have been paid, and payments will be made as specified in the deferral election. Participants in the plan are unsecured creditors of Fannie Mae and are paid from our general assets.

Other Expenses

We also pay for or reimburse directors for out-of-pocket expenses incurred in connection with their service on the Board, including travel to and from our meetings, accommodations, meals, and training.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2006 with respect to shares of common stock that may be issued under our existing equity compensation plans.

(As of December 31, 2006)
Number of Securities
Remaining Available
for Future Issuance
under Equity
	Number of Securities to		Weighted-Average	Compensation Plans
	be Issued upon Exercise		Exercise Price of	(Excluding Securities
	of Outstanding Options,		Outstanding Options,	Reflected in First
Plan Category	Warrants and Rights (#)		Warrants and Rights ($)	Column) (#)

Equity compensation plans approved by stockholders	22,234,887	(1)	$70.44(2)	44,075,454	(3)
Equity compensation plans not approved by stockholders	N/A		N/A	N/A

Total	22,234,887		$70.44	44,075,454

(1)	This amount includes outstanding stock options; restricted stock units; the maximum number of shares issuable to eligible employees pursuant to our stock-based performance award; shares issuable upon the payout of deferred stock balances; the maximum number of shares that may be issued pursuant to performance share program awards made to members of senior management for which no determination had yet been made regarding the final number of shares payable; and the maximum number of shares that may be issued pursuant to performance share program awards that have been made to members of senior management for which a payout determination has been made but for which the shares were not paid out as of December 31, 2006. Outstanding awards, options and rights include grants under the Fannie Mae Stock Compensation Plan of 1993, the Stock Compensation Plan of 2003, and the payout of shares deferred upon the settlement of awards made under the 1993 plan and a prior plan.

(2)	The weighted average exercise price is calculated for the outstanding options and does not take into account restricted stock units, stock-based performance awards, deferred shares or the performance shares described in footnote (1).

(3)	This number of shares consists of 11,960,258 shares available under the 1985 Employee Stock Purchase Plan and 32,115,196 shares available under the Stock Compensation Plan of 2003 that may be issued as restricted stock, stock bonuses, stock options, or in settlement of restricted stock units, performance share program awards, stock appreciation rights or other stock-based awards. No more than 1,432,902 of the shares issuable under the Stock Compensation Plan of 2003 may be issued as restricted stock or restricted stock units vesting in full in fewer than three years, performance shares with a performance period of less than one year, or bonus shares subject to similar vesting provisions or performance periods.

Beneficial Ownership

The following table shows the beneficial ownership of Fannie Mae common stock by each of our current directors and the named executives, and all directors, named executives, and other executive officers as a group, as of June 30, 2007, unless otherwise indicated. As of that date, no director or named executive, nor all directors and executive officers as a group, owned as much as 1% of our outstanding common stock.

	Amount and Nature of Beneficial Ownership(1)
		Stock Options
	Common Stock	Exercisable or Other Shares	Total
	Beneficially Owned	Obtainable Within 60 Days	Common Stock
Name and Position	Excluding Stock Options	of June 30, 2007(2)	Beneficially Owned

Stephen Ashley(3)	20,747	25,000	45,747
Chairman of the Board of Directors
Dennis Beresford(4)	719	—	719
Director
Robert Blakely(5)	12,421	—	12,421
Executive Vice President and Chief Financial Officer
Louis Freeh	—	—	—
Director
Brenda Gaines(6)	487	—	487
Director
Karen Horn(7)	487	—	487
Director
Robert Levin(8)	448,853	429,701	878,554
Executive Vice President and Chief Business Officer
Bridget Macaskill(9)	1,062	—	1,062
Director
Daniel Mudd(10)	411,157	570,718	981,875
President and Chief Executive Officer
Peter Niculescu(11)	146,947	177,487	324,434
Executive Vice President—Capital Markets
Joe Pickett(12)	12,882	27,000	39,882
Director
Leslie Rahl(13)	3,281	4,333	7,614
Director
Greg Smith(14)	1,612	332	1,944
Director
Julie St. John(15)	45,033	234,271	279,304
Former Executive Vice President and Chief Information Officer
Patrick Swygert(16)	3,542	10,833	14,375
Director
Beth Wilkinson(17)	70,135	—	70,135
Executive Vice President, General Counsel and Corporate Secretary
Michael Williams(18)	229,095	269,603	498,698
Executive Vice President and Chief Operating Officer
John Wulff(19)	1,887	1,000	2,887
Director
All directors and executive officers as a group (25 persons)(20)	1,871,661	2,173,529	4,045,190

(1)	Beneficial ownership is determined in accordance with the rules of the SEC for computing the number of shares of common stock beneficially owned by each person and the percentage owned. Holders of restricted stock have no investment power but have sole voting power over the shares and, accordingly, these shares are included in this table. Holders of shares through our Employee Stock Ownership Plan, or ESOP, have sole voting power over the shares so these shares are also included in this table. Holders of shares through our ESOP generally have no investment power unless they are at least 55 years of age and have at least 10 years of participation in the ESOP. Additionally, although holders of shares through our ESOP have sole voting power through the power to direct the trustee of the plan to vote their shares, to the extent some holders do not provide any direction as to how to vote their shares, the plan trustee may vote those shares in the same proportion as the trustee votes the shares for which the trustee has received direction. Holders of stock options have no investment or voting power over the shares issuable upon the exercise of the options until the options are exercised. Shares issuable upon the vesting of restricted stock units are not considered to be beneficially owned under applicable SEC rules and, accordingly, restricted stock units are not included in the amounts shown.

(2)	These shares are issuable upon the exercise of outstanding stock options, except for 1,298 shares of deferred stock held by Mr. Williams, which he could obtain within 60 days in certain circumstances.

(3)	Mr. Ashley’s shares include 1,200 shares held by his spouse and 650 shares of restricted stock.

(4)	Mr. Beresford’s shares include 650 shares of restricted stock.

(5)	The reported amount does not include 111,111 restricted stock units held by Mr. Blakely.

(6)	Ms. Gaines’ shares consist of restricted stock.

(7)	Ms. Horn’s shares consist of restricted stock.

(8)	Mr. Levin’s shares consist of 253,701 shares held jointly with his spouse and 195,152 shares of restricted stock.

(9)	Ms. Macaskill’s shares include 650 shares of restricted stock.

(10)	Mr. Mudd’s shares include 297,026 shares of restricted stock. Mr. Mudd must continue to hold 35,301 of these shares after vesting, net of any shares withheld to pay withholding tax liability upon vesting, until his employment with Fannie Mae is terminated. The reported amount does not include 31,903 restricted stock units held by Mr. Mudd.

(11)	Mr. Niculescu’s shares include 47,541 shares held jointly with his spouse, 234 shares held through our ESOP, and 86,354 shares of restricted stock.

(12)	Mr. Pickett’s shares include 650 shares of restricted stock.

(13)	Ms. Rahl’s shares include 200 shares held by her spouse and 650 shares of restricted stock.

(14)	Mr. Smith’s shares include 650 shares of restricted stock.

(15)	Ms. St. John left Fannie Mae in December 2006. Information about Ms. St. John’s holdings is based on an amended Form 4 filed by Ms. St. John on July 20, 2007 regarding her shares held as of December 15, 2006. Ms. St. John’s holdings include 869 shares held through our ESOP.

(16)	Mr. Swygert’s shares include 650 shares of restricted stock.

(17)	Ms. Wilkinson’s shares include 65,564 shares of restricted stock.

(18)	Mr. Williams’ shares include 75,877 shares held jointly with his spouse, 700 shares held by his daughter, 869 shares held through our ESOP and 151,501 shares of restricted stock.

(19)	Mr. Wulff’s shares include 650 shares of restricted stock.

(20)	The amount of shares held by all directors and executive officers as a group includes 1,175,432 shares of restricted stock held by our directors and executive officers, 381,179 shares they hold jointly with others, 10,286 shares held by their family members, 5,330 shares held by our executive officers through our ESOP, 16,564 shares of restricted stock held by an executive officer’s spouse and 706 shares held through our ESOP by an executive officer’s spouse. The stock options or other shares column includes options to purchase 68,977 shares held by an executive officer’s spouse. The beneficially owned total includes 1,298 shares of deferred stock. The shares in this table do not include 176,701 shares of restricted stock units over which the holders will not obtain voting rights or investment power until the restrictions lapse.

The following table shows the beneficial ownership of Fannie Mae common stock by each holder of more than 5% of our common stock as of December 31, 2006, or as otherwise noted, which is the most recent information provided.

	Common Stock
5% Holders	Beneficially Owned	Percent of Class

Capital Research and Management Company(1)	167,555,250	17.2%
333 South Hope Street Los Angeles, CA 90071
Citigroup Inc.(2)	62,341,565	6.3%
399 Park Avenue New York, NY 10043
AXA(3)	52,669,044	5.4%
25 Avenue Matignon 75008 Paris, France

(1)	This information is based solely on information contained on a Schedule 13G/A filed with the SEC on February 12, 2007 by Capital Research and Management Company. According to the Schedule 13G/A, Capital Research and Management Company beneficially owned 167,555,250 shares of our common stock as of December 29, 2006, with sole voting power for 49,477,500 shares and sole dispositive power for all shares. Capital Research and Management Company’s shares include 3,674,050 shares from the assumed conversion of 3,470 shares of our convertible preferred stock.

(2)	This information is based solely on information contained in a Schedule 13G/A filed with the SEC on February 9, 2007 by Citigroup Inc. According to the Schedule 13G/A, Citigroup Inc. beneficially owns 62,341,565 shares of our common stock, with shared voting and dispositive power for all such shares.

(3)	This information is based solely on information contained in a Schedule 13G/A filed with the SEC on February 13, 2007 by AXA, its subsidiary AXA Financial, Inc., and a group of entities that together as a group control AXA: AXA Assurances I.A.R.D. Mutuelle, AXA Assurances Vie Mutuelle, and AXA Courtage Assurance Mutuelle. According to the Schedule 13G/A, Alliance Capital Management L.P. and AllianceBernstein L.P., subsidiaries of AXA Financial, Inc., manage a majority of these shares as investment advisors. According to the Schedule 13G/A, each of these entities other than AXA Financial, Inc. beneficially owns 52,669,044 shares of our common stock, with sole voting power for 38,027,229 shares, shared voting power for 4,288,975 shares, sole dispositive power for 52,643,476 shares and shared dispositive power for 25,568 shares; while AXA Financial, Inc. beneficially owns 52,550,491 shares of our common stock, with sole voting power for 37,959,484 shares, shared voting power for 4,279,707 shares, sole dispositive power for 52,524,923 shares and shared dispositive power for 25,568 shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Policies and Procedures Relating to Transactions with Related Persons

We review relationships and transactions in which Fannie Mae is a participant and in which any of our directors and executive officers or their immediate family members has an interest to determine whether any of those persons has a material interest in the relationship or transaction. Our current written policies and procedures for review, approval or ratification of relationships or transactions with related persons are set forth in our:

•	Code of Conduct and Conflicts of Interest Policy for Members of the Board of Directors;

•	Board of Directors’ delegation of authorities and reservation of powers;

•	Code of Conduct for employees;

•	Conflict of Interest Policy and Conflict of Interest Procedure for employees; and

•	Employment of Relatives Practice.

Our Code of Conduct and Conflicts of Interest Policy for Members of the Board of Directors prohibits our directors from engaging in any conduct or activity that is inconsistent with our best interests. The Code of Conduct and Conflicts of Interest Policy for Members of the Board of Directors requires each of our directors to excuse himself or herself from voting on any issue before the Board that could result in a conflict, self-dealing or other circumstance where the director’s position as a director would be detrimental to us or result in a noncompetitive, favored or unfair advantage to either the director or the director’s associates. In addition, our directors must disclose to the Chair of the Nominating and Corporate Governance Committee, or another member of the committee, any situation that involves or appears to involve a conflict of interest. This includes, for example, any financial interest of a director, an immediate family member of a director, or a business associate of a director in any transaction being considered by the Board, as well as any financial interest a director may have in an organization doing business with us. Each of our directors also must annually certify compliance with the Code of Conduct and Conflicts of Interest Policy for Members of the Board of Directors.

Our Board’s delegation of authorities and reservation of powers requires our Board of Directors or the Nominating and Corporate Governance Committee to review and approve any investment, acquisition, financing or other transaction that Fannie Mae engages in directly with any current director or executive officer or any immediate family member or affiliate of a current director or executive officer.

Our Code of Conduct for employees requires that we and our employees seek to avoid any actual or apparent conflict between our business interests and the personal interests of our employees or their relatives or associates. An employee who knows or suspects a violation of our Code of Conduct must raise the issue with the employee’s manager, another appropriate member of management, a member of our Human Resources division or our Compliance and Ethics division.

Under our Conflict of Interest Policy and Conflict of Interest Procedure for employees, an employee who has a potential conflict of interest must request review and approval of the conflict. Conflicts requiring review and approval include situations where the employee or a close relative of the employee has (1) a financial interest worth more than $100,000 in an entity that does business with or seeks to do business with Fannie Mae or (2) a financial interest worth more than $10,000 in such an entity combined with the ability to control or influence Fannie Mae’s relationship with the entity. In accordance with its charter, our Nominating and Corporate Governance Committee, in the case of potential conflicts involving our Chief Executive Officer, Chief Business Officer, Chief Operating Officer, Chief Financial Officer, Chief Risk Officer, General Counsel, Chief Audit Executive, or Chief Compliance Officer, must determine whether a conflict exists, any required steps to address the conflict, and whether or not to grant a waiver of the conflict under our Conflict of Interest Policy. In the case of conflicts involving other executive officers, our Chief Executive Officer makes the determination.

Our Employment of Relatives Practice prohibits, among other things, situations where an employee would exercise influence, control, or authority over the employee’s relative’s areas of responsibility or terms of employment, including but not limited to job responsibilities, performance ratings or compensation. Employees have an obligation to disclose the existence of any relation to another current employee prior to applying for any position or engaging in any other work situation that may give rise to prohibited influence, control or authority.

We require our directors and executive officers, not less than annually, to describe to us any situation involving a transaction with Fannie Mae in which a director or executive officer could potentially have a personal interest that would require disclosure under Item 404 of Regulation S-K.

Transactions with 5% Shareholders

Citigroup Inc. (“Citigroup”) beneficially owned more than 5% of the outstanding shares of our common stock as of December 31, 2005 and December 31, 2006. Since January 1, 2006, we have engaged in securities and other financial instrument transactions in the ordinary course of business with Citigroup and its affiliates. We have extensive, multi-billion dollar relationships with Citigroup. Citigroup and/or its affiliates have at times engaged in the following types of transactions and activities: distributing our debt securities as a dealer; committing to sell or buy mortgage-related securities or mortgage loans as a dealer; delivering mortgage loans to us for purchase by our mortgage portfolio or for securitization into Fannie Mae MBS; issuing investments held in our liquid investment portfolio; and acting as a derivatives counterparty or a counterparty involved in other financial instrument or investment transactions with us. These transactions were on substantially the same terms as those prevailing at the time for comparable transactions with unrelated third parties.

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

These transactions with our 5% shareholders did not require review, approval or ratification under any of our policies and procedures relating to transactions with related persons. These transactions were on substantially the same terms as those prevailing at the time for comparable transactions with unrelated third parties.

Transactions with The Duberstein Group

Kenneth Duberstein, a former director of Fannie Mae, is Chairman and Chief Executive Officer of The Duberstein Group, Inc., an independent strategic planning and consulting firm that has provided services to us since 1991. The Duberstein Group previously provided us consulting services related to legislative and regulatory issues, and associated matters. We entered into a new agreement with the Duberstein Group in June 2007 under which the firm provides us consulting services related to industry and trade issues. During 2006 the firm provided services on an annual fixed-fee basis of $375,000. The fees we paid to The Duberstein Group in 2006 are included in the “2006 Non-Employee Director Compensation Table” in “Item 11—Executive Compensation—Director Compensation Information.” Under our new agreement, we pay an annual fixed fee of $400,000.

Our entry into a new agreement with The Duberstein Group in 2007 was not considered by the Chair of our Nominating and Corporate Governance Committee, nor did it require approval by our Nominating and Corporate Governance Committee under our Board’s delegation of authorities and reservation of powers because, at the time we entered into the new agreement, Mr. Duberstein was no longer a Fannie Mae director.

During 2006, our relationship with Mr. Duberstein’s firm was disclosed to the Chair of our Nominating and Corporate Governance Committee but did not require approval by our Nominating and Corporate Governance Committee under our Board’s delegation of authorities and reservation of powers because they had not yet been implemented.

Employment Relationships

Barbara Spector, the sister of our Chief Business Officer, Mr. Levin, is a non-officer employee in our Enterprise Systems Operations division. The Enterprise Systems Operations division does not report, nor has it ever reported, to Mr. Levin.

From January 1, 2006 through July 6, 2007, we paid or awarded Ms. Spector for her services in 2006 and 2007 approximately $238,000 in salary and cash bonuses. For 2006, she has also received an aggregate of 171 shares of our common stock in the form of restricted stock that vests over four years. Dividends are paid on restricted common stock at the same rate as dividends on unrestricted common stock. She also receives benefits under our compensation and benefit plans that are generally available to our employees, including our retirement plan and employee stock ownership plan.

Rebecca Senhauser, the wife of William Senhauser, our Chief Compliance Officer, served as a Senior Vice President in our Housing and Community Development division until July 31, 2007. The Housing and Community Development division never reported to Mr. Senhauser. Mr. and Ms. Senhauser recused themselves from any matters that could have directly and significantly affected the other, including compensation and evaluation matters. From January 1, 2006 through July 6, 2007, we paid or awarded Ms. Senhauser for her services in 2006 and 2007 approximately $901,000 in salary and cash bonuses and an aggregate of 7,397 shares of our common stock in the form of restricted stock that vests over four years. In 2007, Ms. Senhauser was determined to be entitled to receive an aggregate of 3,966 shares under our performance share program for the unpaid three-year cycles that ended on or prior to December 31, 2006. Ms. Senhauser received benefits under our compensation and benefit plans that are generally available to our employees, including our retirement plan. As a member of senior management, she also received benefits under our compensation and benefit plans available to senior officers, including payment for tax and financial planning services, participation in the Supplemental Pension Plan and 2003 Supplemental Pension Plan and participation in our elective deferred compensation plan. In July 2007, Ms. Senhauser entered into a separation agreement with us under our management severance program. Under the terms of her separation agreement, Ms. Senhauser became entitled to receive early approximately $154,000 in previously awarded cash bonuses and gave up approximately $158,000 in previously awarded cash bonuses as a result of her termination of employment. In addition, she became entitled to early vesting of 8,125 shares of restricted stock and early payment of 1,983 shares of common stock under our performance share program; she forfeited 8,439 shares of restricted stock. Ms. Senhauser’s separation agreement provides that she will be entitled to receive a cash bonus for 2007 if cash bonuses are paid for 2007 under our annual incentive plan, based on corporate performance and prorated for her seven months of service during 2007. Ms. Senhauser also became entitled to a severance payment of approximately $396,000, accelerated vesting of options to purchase 4,770 shares of our common stock, medical coverage worth up to an estimated $21,000 and up to $18,000 in outplacement services under her separation agreement.

Our employment relationship with and compensation of Mr. Levin’s sister and Mr. Senhauser’s wife have not required review and approval under any of our policies and procedures relating to transactions with related persons, other than the terms of Ms. Senhauser’s separation agreement, which were approved by the Board’s Nominating and Corporate Governance Committee.

Director Independence

Our Board of Directors, with the assistance of the Nominating and Corporate Governance Committee, has reviewed the independence of all current Board members under the listing standards of the NYSE, and the standards of independence adopted by the Board, as set forth in our Corporate Governance Guidelines and outlined below. It is the policy of our Board of Directors that a substantial majority of our seated directors will be independent in accordance with these standards. Based on its review, the Board has determined that all of our independent directors meet the director independence standards of our Corporate Governance Guidelines and the NYSE.

Our Board of Directors has affirmatively determined that the following Board members are independent: Stephen Ashley, the non-executive Chairman, Dennis Beresford, Louis Freeh, Brenda Gaines, Karen Horn, Bridget Macaskill, Joe Pickett, Leslie Rahl, Greg Smith, Patrick Swygert and John Wulff. Board member Daniel Mudd, our President and Chief Executive Officer, is not independent.

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

To assist it in determining whether a director is independent, our Board has adopted the standards set forth below, which are posted on our Web site, www.fanniemae.com, under “Corporate Governance”:

•	A director will not be considered independent if, within the preceding five years:

•	the director was our employee; or

•	an immediate family member of the director was employed by us as an executive officer.

•	A director will not be considered independent if:

•	the director is a current partner or employee of our outside auditor, or within the preceding five years, was (but is no longer) a partner or employee of our outside auditor and personally worked on our audit within that time; or

•	an immediate family member of the director is a current partner of our outside auditor, or is a current employee of our outside auditor participating in the firm’s audit, assurance or tax compliance (but not tax planning) practice, or within the preceding five years, was (but is no longer) a partner or employee of our outside auditor and personally worked on our audit within that time.

•	A director will not be considered independent if, within the preceding five years:

•	the director was employed by a company at a time when one of our current executive officers sat on that company’s compensation committee; or

•	an immediate family member of the director was employed as an officer by a company at a time when one of our current executive officers sat on that company’s compensation committee.

•	A director will not be considered independent if, within the preceding five years:

•	the director received any compensation from us, directly or indirectly, other than fees for service as a director; or

•	an immediate family member of the director received any compensation from us, directly or indirectly, other than compensation received for service as our employee (other than an executive officer).

•	A director will not be considered independent if:

•	the director is a current executive officer, employee, controlling stockholder or partner of a corporation or other entity that does or did business with us and to which we made, or from which we received, payments within the preceding five years that, in any single fiscal year, were in excess of $1 million or 2% of the entity’s consolidated gross annual revenues, whichever is greater; or

•	an immediate family member of the director is a current executive officer of a corporation or other entity that does or did business with us and to which we made, or from which we received, payments within the preceding five years that, in any single fiscal year, were in excess of $1 million or 2% of the entity’s consolidated gross annual revenues, whichever is greater.

•	A director will not be considered independent if the director or the director’s spouse is an executive officer, employee, director or trustee of a nonprofit organization to which we or the Fannie Mae Foundation makes contributions in any year in excess of 5% of the organization’s consolidated gross annual revenues, or $100,000, whichever is less (amounts contributed under our Matching Gifts Program are not included in the contributions calculated for purposes of this standard). The Nominating and Corporate Governance Committee also administers standards concerning any charitable contribution to organizations otherwise associated with a director or any spouse of a director. We are guided by our interests and those of our stockholders in determining whether and to what extent we make charitable contributions.

After considering all the facts and circumstances, our Board may determine in its judgment that a director is independent (in other words, the director has no relationship with us that would interfere with the director’s independent judgment), even though the director does not meet the standards listed above, so long as the determination of independence is consistent with the NYSE definition of “independence.” Where the guidelines above and the NYSE independence requirements do not address a particular relationship, the determination of whether the relationship is material, and whether a director is independent, will be made by our Board, based upon the recommendation of the Nominating and Corporate Governance Committee.

In determining the independence of each of our Board members, the Board of Directors considered the following relationships in addition to those identified in the standards contained in our Corporate Governance Guidelines:

•	Ms. Gaines’ past service as an independent director of a corporation that provides insurance services to the Fannie Mae Foundation, for which an immaterial amount of premiums is paid.

•	Our payments of substantially less than $1 million, pursuant to our bylaws and indemnification obligations, of legal fees to a law firm where Ms. Rahl’s husband is a partner for the law firm’s representation of Ms. Rahl in connection with various lawsuits and regulatory investigations arising from Ms. Rahl’s service on our Board.

•	Contributions totaling less than $100,000 in the prior year by Fannie Mae and/or the Fannie Mae Foundation to Howard University, where Mr. Swygert serves as President.

•	Mr. Wulff’s services as an independent director of Moody’s Corporation, which provides certain research and investor services to Fannie Mae, for which Fannie Mae makes payments of substantially less than 2% of Moody’s consolidated gross annual revenues.

The Board determined that none of these relationships would interfere with the director’s independent judgment.

Item 14.	Principal Accountant Fees and Services

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

The Audit Committee of the board has appointed Deloitte & Touche LLP as our auditors for the year 2007 and, in accordance with established policy, the Board of Directors has ratified that appointment. Deloitte & Touche LLP also were our auditors for the years ended December 31, 2006 and 2005. Deloitte & Touche LLP has advised the Audit Committee that they are independent accountants with respect to the company, within the meaning of standards established by the American Institute of Certified Public Accountants, the Public Company Accounting Oversight Board, the Independence Standards Board and federal securities laws administered by the SEC.

The following table sets forth the aggregate estimated or actual fees for professional services provided by Deloitte & Touche LLP, including fees for the 2006 and 2005 audits.

	For the Year Ended December 31,
Description of Fees	2006	2005

Audit fees(1)	$42,000,000	$59,966,000
Audit-related fees(2)	192,000	—
Tax fees	—	—
All other fees	—	—

Total fees	$42,192,000	$59,966,000

(1)	Amount for 2005 has been revised to include $2,571,000 in additional fees.

(2)	For 2006, consists of fees billed for attest-related services on securitization transactions. For 2005, excludes $100,000 paid to Deloitte & Touche LLP by Fannie Mae for an engagement with one of our counterparties to provide a comfort letter on a REMIC transaction.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report

1.	Consolidated Financial Statements

2.	Financial Statement Schedules

None.

3.	Exhibits

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

Date: August 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen B. Ashley Stephen B. Ashley	Chairman of the Board of Directors	August 16, 2007

/s/ Daniel H. Mudd Daniel H. Mudd	President and Chief Executive Officer and Director	August 16, 2007

/s/ Robert T. Blakely Robert T. Blakely	Executive Vice President and Chief Financial Officer	August 16, 2007

/s/ David C. Hisey David C. Hisey	Senior Vice President and Controller	August 16, 2007

/s/ Dennis R. Beresford Dennis R. Beresford	Director	August 16, 2007

/s/ Louis J. Freeh Louis J. Freeh	Director	August 16, 2007

/s/ Brenda J. Gaines Brenda J. Gaines	Director	August 16, 2007

/s/ Karen N. Horn Karen N. Horn	Director	August 16, 2007

Signature	Title	Date

/s/ Bridget A. Macaskill Bridget A. Macaskill	Director	August 16, 2007

/s/ Joe K. Pickett Joe K. Pickett	Director	August 16, 2007

/s/ Leslie Rahl Leslie Rahl	Director	August 16, 2007

/s/ Greg C. Smith Greg C. Smith	Director	August 16, 2007

/s/ H. Patrick Swygert H. Patrick Swygert	Director	August 16, 2007

/s/ John K. Wulff John K. Wulff	Director	August 16, 2007

INDEX TO EXHIBITS

Item	Description

3.1	Fannie Mae Charter Act (12 U.S.C. § 1716 et seq.) (Incorporated by reference to Exhibit 3.1 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
3.2	Fannie Mae Bylaws, as amended through July 17, 2007 (Incorporated by reference to Exhibit 3.1 to Fannie Mae’s Current Report on Form 8-K, filed July 23, 2007.)
4.1	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series D (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.2	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series E (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.3	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series F (Incorporated by reference to Exhibit 4.3 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.4	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series G (Incorporated by reference to Exhibit 4.4 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.5	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series H (Incorporated by reference to Exhibit 4.5 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.6	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series I (Incorporated by reference to Exhibit 4.6 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.7	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series L (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.)
4.8	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series M (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)
4.9	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series N (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)
4.10	Certificate of Designation of Terms of Fannie Mae Non-Cumulative Convertible Preferred Stock, Series 2004-1 (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed January 4, 2005.)
4.11	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series O (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s Current Report on Form 8-K, filed January 4, 2005.)
10.1	Employment Agreement between Fannie Mae and Franklin D. Raines, as amended on June 30, 2004† (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)
10.2	Letter Agreement between Fannie Mae and Franklin D. Raines, dated September 17, 2004† (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Current Report on Form 8-K, filed September 23, 2004.)
10.3	Letter Agreement between Fannie Mae and Daniel Mudd, dated March 10, 2005† (Incorporated by reference to Exhibit 10.2 to Fannie Mae’s Current Report on Form 8-K, filed March 11, 2005.)
10.4	Employment Agreement, dated November 15, 2005, between Fannie Mae and Daniel H. Mudd† (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Current Report on Form 8-K, filed November 15, 2005.)
10.5	Employment Agreement between Fannie Mae and J. Timothy Howard, as amended on June 30, 2004† (Incorporated by reference to Exhibit 10.3 to Fannie Mae’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)
10.6	Letter Agreement between Fannie Mae and Timothy Howard, dated September 20, 2004† (Incorporated by reference to Exhibit 10.3 to Fannie Mae’s Current Report on Form 8-K, filed September 23, 2004.)
10.7	Letter Agreement between Fannie Mae and Robert J. Levin, dated June 19, 1990† (Incorporated by reference to Exhibit 10.5 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
10.8	Description of Fannie Mae’s Elective Deferred Compensation Plan II† (Incorporated by reference to “Nonqualified Deferred Compensation—Elective Deferred Compensation Plans” in Item 11 of Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2006.)

Item	Description

10.9	Description of Fannie Mae’s compensatory arrangements with its named executive officers for the year ended December 31, 2006† (Incorporated by reference to Item 11, except for the information appearing in “Director Compensation Information,” of Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2006.)
10.10	Description of Fannie Mae’s compensatory arrangements with its non-employee directors for the year ended December 31, 2006† (Incorporated by reference to “Director Compensation Information” in Item 11 of Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2006.)
10.11	Description of Fannie Mae’s Severance Program for 2005 and 2006† (Incorporated by reference to “Potential Payments Upon Termination or Change-in-Control—Severance Program” in Item 11 of Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2006.)
10.12	Form of Indemnification Agreement for Non-Management Directors of Fannie Mae (Incorporated by reference to Exhibit 10.7 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
10.13	Form of Indemnification Agreement for Officers of Fannie Mae (Incorporated by reference to Exhibit 10.7 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
10.14	Federal National Mortgage Association Supplemental Pension Plan† (Incorporated by reference to Exhibit 10.9 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
10.15	Fannie Mae Supplemental Pension Plan of 2003† (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)
10.16	Executive Pension Plan of the Federal National Mortgage Association as amended and restated† (Incorporated by reference to Exhibit 10.10 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
10.17	Amendment to the Executive Pension Plan of the Federal National Mortgage Association, as amended and restated, effective March 1, 2007† (Incorporated by reference to Exhibit 10.20 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2005, filed May 2, 2007.)
10.18	Fannie Mae Annual Incentive Plan, as Amended and Restated January 1, 2007† (Incorporated by reference to Exhibit 10.21 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2005, filed May 2, 2007.)
10.19	Fannie Mae Stock Compensation Plan of 2003† (Incorporated by reference to Exhibit 10.12 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004.)
10.20	Fannie Mae Stock Compensation Plan of 1993† (Incorporated by reference to Exhibit 10.18 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2004, filed December 6, 2006.)
10.21	Fannie Mae Procedures for Deferral and Diversification of Awards† (Incorporated by reference to Exhibit 10.14 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
10.22	Fannie Mae Stock Option Gain Deferral Plan† (Incorporated by reference to Exhibit 10.15 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
10.23	Form of Election under Fannie Mae’s Elective Deferred Compensation Plan II† (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Current Report on Form 8-K, filed November 22, 2004.)
10.24	Fannie Mae’s Elective Deferred Compensation Plan† (Incorporated by reference to Exhibit 10.13 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
10.25	Director’s Charitable Award Program† (Incorporated by reference to Exhibit 10.17 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
10.26	Form of Nonqualified Stock Option Grant Award Document† (Incorporated by reference to Exhibit 10.3 to Fannie Mae’s Current Report on Form 8-K, filed December 9, 2004.)
10.27	Form of Restricted Stock Award Document† (Incorporated by reference to Exhibit 99.1 to Fannie Mae’s Current Report on Form 8-K, filed January 26, 2007.)
10.28	Form of Restricted Stock Units Award Document† (Incorporated by reference to Exhibit 99.2 to Fannie Mae’s Current Report on Form 8-K, filed January 26, 2007.)
10.29	Form of Performance Share Program Information Sheet† (Incorporated by reference to Exhibit 10.6 to Fannie Mae’s Current Report on Form 8-K, filed December 9, 2004.)

Item	Description

10.30	Form of Nonqualified Stock Option Grant Award Document for Non-Management Directors† (Incorporated by reference to Exhibit 10.7 to Fannie Mae’s Current Report on Form 8-K, filed December 9, 2004.)
10.31	Form of Restricted Stock Award Document under Fannie Mae Stock Compensation Plan of 2003 for Non-Management Directors† (Incorporated by reference to Exhibit 10.8 to Fannie Mae’s Current Report on Form 8-K, filed December 9, 2004.)
10.32	Form of Restricted Stock Award Document under Fannie Mae Stock Compensation Plan of 1993 for Non-Management Directors† (Incorporated by reference to Exhibit 10.9 to Fannie Mae’s Current Report on Form 8-K, filed December 9, 2004.)
10.33	Letter Agreement between The Duberstein Group and Fannie Mae, dated as of March 28, 2001, with Modification #1, dated February 3, 2002; Modification #2, dated March 1, 2003; and Modification #3, dated April 27, 2005 (Incorporated by reference to Exhibit 10.25 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2004, filed December 6, 2006.)
10.34	Agreement between the Office of Federal Housing Enterprise Oversight (OFHEO) and Fannie Mae, September 27, 2004 (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Current Report on Form 8-K, filed September 29, 2004.)
10.35	Supplement to the Agreement of September 27, 2004 between Fannie Mae and OFHEO, dated March 7, 2005 (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Current Report on Form 8-K, filed March 11, 2005.)
10.36	Letters, dated September 1, 2005, setting forth an agreement between Fannie Mae and OFHEO (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Current Report on Form 8-K, filed September 8, 2005.)
10.37	Stipulation and Consent to the Issuance of a Consent Order, dated May 23, 2006, between OFHEO and Fannie Mae, including Consent Order (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Current Report on Form 8-K, filed May 30, 2006.)
10.38	Consent of Defendant Fannie Mae with Securities and Exchange Commission (SEC), dated May 23, 2006 (Incorporated by reference to Exhibit 10.2 to Fannie Mae’s Current Report on Form 8-K, filed May 30, 2006.)
10.39	Separation Letter Agreement between Fannie Mae and Julie St. John, dated July 7, 2006† (Incorporated by reference to Exhibit 99.1 to Fannie Mae’s Current Report on Form 8-K, filed July 7, 2006.)
10.40	Consent Award Partially Resolving Damages and Deferring Further Proceedings, dated November 7, 2006, by and between Plaintiff Franklin D. Raines and Fannie Mae (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Current Report on Form 8-K, filed November 14, 2006.)
12.1	Statement re: computation of ratios of earnings to fixed charges
12.2	Statement re: computation of ratios of earnings to combined fixed charges and preferred stock dividends
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
99.1	Letter Agreement between Fannie Mae and Daniel Mudd, dated March 13, 2007† (Incorporated by reference to Exhibit 99.5 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2005, filed May 2, 2007.)
99.2	Letter Agreement between The Duberstein Group and Fannie Mae, effective January 1, 2007, dated as of May 11, 2007
99.3	Description of Material Weaknesses Reported as of December 31, 2005
99.4	Material Misapplications of GAAP

†	This exhibit is a management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Fannie Mae:

We have audited the accompanying consolidated balance sheets of Fannie Mae and consolidated entities (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, cash flows, and changes in stockholders’ equity for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fannie Mae and consolidated entities as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 15, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

/s/ Deloitte & Touche LLP

Washington, DC
August 15, 2007

FANNIE MAE

Consolidated Balance Sheets
(Dollars in millions, except share amounts)

	As of December 31,
	2006	2005

ASSETS
Cash and cash equivalents (includes cash equivalents pledged as collateral that may be repledged of $215 and $686 as of December 31, 2006 and 2005, respectively)	$3,239	$2,820
Restricted cash	733	755
Federal funds sold and securities purchased under agreements to resell	12,681	8,900
Investments in securities:
Trading, at fair value (includes Fannie Mae MBS of $11,070 and $14,607 as of December 31, 2006 and 2005, respectively)	11,514	15,110
Available-for-sale, at fair value (includes Fannie Mae MBS of $185,608 and $217,844 as of December 31, 2006 and 2005, respectively)	378,598	390,964

Total investments in securities	390,112	406,074
Mortgage loans:
Loans held for sale, at lower of cost or market	4,868	5,064
Loans held for investment, at amortized cost	379,027	362,781
Allowance for loan losses	(340)	(302)

Total loans held for investment, net of allowance	378,687	362,479

Total mortgage loans	383,555	367,543
Advances to lenders	6,163	4,086
Accrued interest receivable	3,672	3,506
Acquired property, net	2,141	1,771
Derivative assets at fair value	4,931	5,803
Guaranty assets	7,692	6,848
Deferred tax assets	8,505	7,684
Partnership investments	10,571	9,305
Other assets	9,941	9,073

Total assets	$843,936	$834,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued interest payable	$7,847	$6,616
Federal funds purchased and securities sold under agreements to repurchase	700	705
Short-term debt	165,810	173,186
Long-term debt	601,236	590,824
Derivative liabilities at fair value	1,184	1,429
Reserve for guaranty losses (includes $46 and $71 as of December 31, 2006 and 2005, respectively, related to Fannie Mae MBS included in Investments in securities)	519	422
Guaranty obligations (includes $390 and $506 as of December 31, 2006 and 2005, respectively, related to Fannie Mae MBS included in Investments in securities)	11,145	10,016
Partnership liabilities	3,695	3,432
Other liabilities	10,158	8,115

Total liabilities	802,294	794,745

Minority interests in consolidated subsidiaries	136	121
Commitments and contingencies (see Note 20)	—	—
Stockholders’ Equity:
Preferred stock, 200,000,000 shares authorized—132,175,000 shares issued and outstanding as of December 31, 2006 and 2005	9,108	9,108
Common stock, no par value, no maximum authorization—1,129,090,420 shares issued as of December 31, 2006 and 2005; 972,110,681 shares and 970,532,789 shares outstanding as of December 31, 2006 and 2005, respectively	593	593
Additional paid-in capital	1,942	1,913
Retained earnings	37,955	35,555
Accumulated other comprehensive loss	(445)	(131)
Treasury stock, at cost, 156,979,739 shares and 158,557,631 shares as of December 31, 2006 and 2005, respectively	(7,647)	(7,736)

Total stockholders’ equity	41,506	39,302

Total liabilities and stockholders’ equity	$843,936	$834,168

See Notes to Consolidated Financial Statements.

FANNIE MAE

Consolidated Statements of Income
(Dollars and shares in millions, except per share amounts)

	For the Year Ended
	December 31,
	2006	2005	2004

Interest income:
Investments in securities	$22,823	$24,156	$26,428
Mortgage loans	20,804	20,688	21,390

Total interest income	43,627	44,844	47,818

Interest expense:
Short-term debt	7,736	6,562	4,399
Long-term debt	29,139	26,777	25,338

Total interest expense	36,875	33,339	29,737

Net interest income	6,752	11,505	18,081

Guaranty fee income (includes imputed interest of $1,081, $803 and $833 for 2006, 2005 and 2004, respectively)	4,174	3,925	3,715
Losses on certain guaranty contracts	(439)	(146)	(111)
Investment losses, net	(683)	(1,334)	(362)
Derivatives fair value losses, net	(1,522)	(4,196)	(12,256)
Debt extinguishment gains (losses), net	201	(68)	(152)
Losses from partnership investments	(865)	(849)	(702)
Fee and other income	859	1,526	404

Non-interest income (loss)	1,725	(1,142)	(9,464)

Administrative expenses:
Salaries and employee benefits	1,219	959	892
Professional services	1,393	792	435
Occupancy expenses	263	221	185
Other administrative expenses	201	143	144

Total administrative expenses	3,076	2,115	1,656
Minority interest in earnings (losses) of consolidated subsidiaries	10	(2)	(8)
Provision for credit losses	589	441	352
Foreclosed property expense (income)	194	(13)	11
Other expenses	395	251	607

Total expenses	4,264	2,792	2,618

Income before federal income taxes and extraordinary gains (losses)	4,213	7,571	5,999
Provision for federal income taxes	166	1,277	1,024

Income before extraordinary gains (losses)	4,047	6,294	4,975
Extraordinary gains (losses), net of tax effect	12	53	(8)

Net income	$4,059	$6,347	$4,967

Preferred stock dividends	(511)	(486)	(165)

Net income available to common stockholders	$3,548	$5,861	$4,802

Basic earnings (loss) per share:
Earnings before extraordinary gains (losses)	$3.64	$5.99	$4.96
Extraordinary gains (losses), net of tax effect	0.01	0.05	(0.01)

Basic earnings per share	$3.65	$6.04	$4.95

Diluted earnings per share:
Earnings before extraordinary gains (losses)	$3.64	$5.96	$4.94
Extraordinary gains (losses), net of tax effect	0.01	0.05	—

Diluted earnings per share	$3.65	$6.01	$4.94

Cash dividends per common share	$1.18	$1.04	$2.08
Weighted-average common shares outstanding:
Basic	971	970	970
Diluted	972	998	973

See Notes to Consolidated Financial Statements.

FANNIE MAE

Consolidated Statements of Cash Flows
(Dollars in millions)

	For the Year Ended December 31,
	2006	2005	2004

Cash flows provided by operating activities:
Net income	$4,059	$6,347	$4,967
Reconciliation of net income to net cash provided by operating activities:
Amortization of investment cost basis adjustments	(324)	(56)	1,249
Amortization of debt cost basis adjustments	8,587	7,179	4,908
Provision for credit losses	589	441	352
Valuation losses	707	1,394	433
Debt extinguishment (gains) losses, net	(201)	68	152
Debt foreign currency transaction (gains) losses, net	230	(625)	304
Losses on certain guaranty contracts	439	146	111
Losses from partnership investments	865	849	702
Current and deferred federal income taxes	(609)	79	(1,435)
Extraordinary (gains) losses, net of tax effect	(12)	(53)	8
Derivatives fair value adjustments	561	826	(1,395)
Purchases of loans held for sale	(28,356)	(26,562)	(30,198)
Proceeds from repayments of loans held for sale	606	1,307	2,493
Proceeds from sales of loans held for sale	—	51	66
Net decrease in trading securities, excluding non-cash transfers	47,343	86,637	58,396
Net change in:
Guaranty assets	(278)	(1,143)	(1,812)
Guaranty obligations	(857)	(124)	2,530
Other, net	(1,680)	1,380	(275)

Net cash provided by operating activities	31,669	78,141	41,556
Cash flows (used in) provided by investing activities:
Purchases of available-for-sale securities	(218,620)	(117,826)	(234,081)
Proceeds from maturities of available-for-sale securities	163,863	169,734	196,606
Proceeds from sales of available-for-sale securities	84,348	117,713	18,503
Purchases of loans held for investment	(62,770)	(57,840)	(55,996)
Proceeds from repayments of loans held for investment	70,548	99,943	100,727
Advances to lenders	(47,957)	(69,505)	(53,865)
Net proceeds from disposition of acquired property	2,642	3,725	4,284
Contributions to partnership investments	(2,341)	(1,829)	(1,934)
Proceeds from partnership investments	295	329	208
Net change in federal funds sold and securities purchased under agreements to resell	(3,781)	(5,040)	8,756

Net cash (used in) provided by investing activities	(13,773)	139,404	(16,792)
Cash flows used in financing activities:
Proceeds from issuance of short-term debt	2,196,078	2,578,152	1,925,159
Payments to redeem short-term debt	(2,221,719)	(2,750,912)	(1,965,693)
Proceeds from issuance of long-term debt	179,371	156,336	253,880
Payments to redeem long-term debt	(169,578)	(197,914)	(240,031)
Repurchase of common stock	(3)	—	(523)
Proceeds from issuance of common and preferred stock	22	29	5,162
Payment of cash dividends on common and preferred stock	(1,650)	(1,376)	(2,185)
Net change in federal funds purchased and securities sold under agreements to repurchase	(5)	(1,695)	(1,273)
Excess tax benefits from stock-based compensation	7	—	—

Net cash used in financing activities	(17,477)	(217,380)	(25,504)
Net increase (decrease) in cash and cash equivalents	419	165	(740)
Cash and cash equivalents at beginning of period	2,820	2,655	3,395

Cash and cash equivalents at end of period	$3,239	$2,820	$2,655

Cash paid during the period for:
Interest	$34,488	$32,491	$29,777
Income taxes	768	1,197	2,470
Non-cash activities:
Net transfers between investments in securities and mortgage loans	$13,177	$35,337	$17,750
Transfers from advances to lenders to investments in securities	45,216	69,605	53,705
Net mortgage loans acquired by assuming debt	9,810	18,790	13,372
Net transfers of loans held for sale to loans held for investment	1,961	3,208	15,543
Transfers from mortgage loans to acquired property, net	2,962	3,699	4,307
Issuance of common stock from treasury stock for stock option and benefit plans	89	137	306

See Notes to Consolidated Financial Statements.

FANNIE MAE

Consolidated Statements of Changes in Stockholders’ Equity
(Dollars and shares in millions, except per share amounts)

							Accumulated
					Additional		Other		Total
	Shares Outstanding		Preferred	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Preferred	Common	Stock	Stock	Capital	Earnings	Income (Loss)(1)	Stock	Equity

Balance as of January 1, 2004	82	970	$4,108	$593	$1,985	$27,923	$5,315	$(7,656)	$32,268
Comprehensive income:
Net income	—	—	—	—	—	4,967	—	—	4,967
Other comprehensive income, net of tax effect:
Unrealized losses on available-for-sale securities (net of tax of $483)	—	—	—	—	—	—	(897)	—	(897)
Reclassification adjustment for gains included in net income (net of tax of $9)	—	—	—	—	—	—	(17)	—	(17)
Unrealized losses on guaranty assets and guaranty fee buy-ups (net of tax of $4)	—	—	—	—	—	—	(8)	—	(8)
Net cash flow hedging losses (net of tax of $1)	—	—	—	—	—	—	(3)	—	(3)
Minimum pension liability (net of tax of $2)	—	—	—	—	—	—	(3)	—	(3)

Total comprehensive income									4,039
Common stock dividends ($2.08 per share)	—	—	—	—	—	(2,020)	—	—	(2,020)
Preferred stock:
Preferred dividends	—	—	—	—	—	(165)	—	—	(165)
Preferred stock issued	50	—	5,000	—	(75)	—	—	—	4,925
Treasury stock:
Treasury stock acquired	—	(7)	—	—	—	—	—	(523)	(523)
Treasury stock issued for stock options and benefit plans	—	6	—	—	72	—	—	306	378

Balance as of December 31, 2004	132	969	9,108	593	1,982	30,705	4,387	(7,873)	38,902
Comprehensive income:
Net income	—	—	—	—	—	6,347	—	—	6,347
Other comprehensive income, net of tax effect:
Unrealized losses on available-for-sale securities (net of tax of $2,238)	—	—	—	—	—	—	(4,156)	—	(4,156)
Reclassification adjustment for gains included in net income (net of tax of $233)	—	—	—	—	—	—	(432)	—	(432)
Unrealized gains on guaranty assets and guaranty fee buy-ups (net of tax of $39)	—	—	—	—	—	—	72	—	72
Net cash flow hedging losses (net of tax of $2)	—	—	—	—	—	—	(4)	—	(4)
Minimum pension liability (net of tax of $1)	—	—	—	—	—	—	2	—	2

Total comprehensive income									1,829
Common stock dividends ($1.04 per share)	—	—	—	—	—	(1,011)	—	—	(1,011)
Preferred stock dividends	—	—	—	—	—	(486)	—	—	(486)
Treasury stock issued for stock options and benefit plans	—	2	—	—	(69)	—	—	137	68

Balance as of December 31, 2005	132	971	9,108	593	1,913	35,555	(131)	(7,736)	39,302
Comprehensive income:
Net income	—	—	—	—	—	4,059	—	—	4,059
Other comprehensive income, net of tax effect:
Unrealized losses on available-for-sale securities (net of tax of $73)	—	—	—	—	—	—	(135)	—	(135)
Reclassification adjustment for gains included in net income (net of tax of $77)	—	—	—	—	—	—	(143)	—	(143)
Unrealized gains on guaranty assets and guaranty fee buy-ups (net of tax of $23)	—	—	—	—	—	—	43	—	43
Net cash flow hedging losses (net of tax of $2)	—	—	—	—	—	—	(3)	—	(3)
Minimum pension liability (net of tax of $2)	—	—	—	—	—	—	4	—	4

Total comprehensive income									3,825
Adjustment to apply SFAS 158 (net of tax of $55)		—	—	—	—	—	(80)		(80)
Common stock dividends ($1.18 per share)	—	—	—	—	—	(1,148)	—	—	(1,148)
Preferred stock dividends	—	—	—	—	—	(511)	—	—	(511)
Treasury stock issued for stock options and benefit plans	—	1	—	—	29	—	—	89	118

Balance as of December 31, 2006	132	972	$9,108	$593	$1,942	$37,955	$(445)	$(7,647)	$41,506

(1)	Accumulated Other Comprehensive Income (Loss) is comprised of $577 million and $300 million in net unrealized losses on available-for-sale securities, net of tax, and $4.3 billion of net unrealized gains on available-for-sale securities, net of tax, and $132 million, $169 million and $99 million in net unrealized gains on all other components, net of tax, as of December 31, 2006, 2005 and 2004, respectively.

See Notes to Consolidated Financial Statements.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

We are a stockholder-owned corporation organized and existing under the Federal National Mortgage Association Charter Act, which we refer to as the “Charter Act” or our “charter” (the Federal National Mortgage Association Charter Act, 12 U.S.C. § 1716 et seq.). We were established in 1938 as a U.S. government entity. We became a mixed-ownership corporation by legislation enacted in 1954, with our preferred stock owned by the federal government and our common stock held by private investors. We became a fully privately-owned corporation by legislation enacted in 1968. The U.S. government does not guarantee, directly or indirectly, our securities or other obligations. We are a government-sponsored enterprise, and we are subject to government oversight and regulation. Our regulators include the Office of Federal Housing Enterprise Oversight (“OFHEO”), the Department of Housing and Urban Development, the Securities and Exchange Commission (“SEC”) and the Department of Treasury.

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

We operate under three business segments: Single-Family Credit Guaranty (“Single-Family”), Housing and Community Development (“HCD”) and Capital Markets. Our Single-Family segment generates revenue primarily from the guaranty fees the segment receives as compensation for assuming the credit risk on the mortgage loans underlying guaranteed single-family Fannie Mae mortgage-backed securities (“Fannie Mae MBS”). Our HCD segment generates revenue from a variety of sources, including guaranty fees the segment receives as compensation for assuming the credit risk on the mortgage loans underlying multifamily Fannie Mae MBS, transaction fees associated with the multifamily business and bond credit enhancement fees. In addition, HCD investments in housing projects eligible for the low-income housing tax credit and other investments generate both tax credits and net operating losses that reduce our federal income tax liability. Our Capital Markets segment invests in mortgage loans, mortgage-related securities and liquid investments, and generates income primarily from the difference, or spread, between the yield on the mortgage assets we own and the cost of the debt we issue in the global capital markets to fund these assets.

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

We are required to evaluate whether to consolidate a VIE when we first become involved and upon subsequent reconsideration events (e.g., a purchase of additional beneficial interests). Generally, if we are the primary beneficiary of a VIE, then we initially record the assets and liabilities of the VIE in the consolidated financial statements at the current fair value. For entities that hold only financial assets, any difference between the current fair value and the previous carrying amount of our interests in the VIE is recorded as “Extraordinary gains (losses), net of tax effect” in the consolidated statements of income, as required by FIN 46R. However, if we are the primary beneficiary upon creation of a VIE to which we transferred assets, we initially consolidate the VIE by carrying over our investment in the VIE to the consolidated assets and liabilities, and no gain or loss is recorded.

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

Portfolio Securitizations

Portfolio securitizations involve the transfer of mortgage loans or mortgage-related securities from the consolidated balance sheets to a trust (an SPE) to create Fannie Mae MBS, real estate mortgage investment conduits (“REMICs”) or other types of beneficial interests. We account for portfolio securitizations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125) (“SFAS 140”), which requires that we evaluate a transfer of financial assets to determine if the transfer qualifies as a sale. Transfers of financial assets for which we surrender control and receive compensation other than beneficial interests in the transferred assets are recorded as sales. When a transfer

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that qualifies as a sale is completed, we derecognize all assets transferred. The previous carrying amount of the transferred assets is allocated between the assets sold and the retained interests, if any, in proportion to their relative fair values at the date of transfer. A gain or loss is recorded as a component of “Investment losses, net” in the consolidated statements of income, which represents the difference between the allocated carrying amount of the assets sold and the proceeds from the sale, net of any liabilities incurred, which may include a recourse obligation for our financial guaranty. Retained interests are primarily in the form of Fannie Mae MBS, REMIC certificates, guaranty assets and master servicing assets (“MSAs”). We separately described the subsequent accounting, as well as how we determine fair value, for these retained interests in the Investments in Securities, Guaranty Accounting, and Master Servicing sections of this note. If a portfolio securitization does not meet the criteria for sale treatment, the transferred assets remain on the consolidated balance sheets and we record a liability to the extent of any proceeds we received in connection with such transfer.

Cash and Cash Equivalents and Statements of Cash Flows

Short-term highly liquid instruments with a maturity at date of acquisition of three months or less that are readily convertible to known amounts of cash are considered cash and cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value. Additionally, we may pledge cash equivalent securities as collateral as discussed below. We record items that are specifically purchased as part of the liquid investment portfolio as “Investments in securities” in the consolidated balance sheets in accordance with SFAS No. 95, Statement of Cash Flows (“SFAS 95”).

We classify short-term U.S. Treasury Bills as “Cash and cash equivalents” in the consolidated balance sheets. The carrying value of these securities, which approximates fair value, was $215 million and $795 million as of December 31, 2006 and 2005, respectively.

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

Restricted Cash

When we collect and hold cash that is due to certain mortgage-backed securities (“MBS”) trusts in advance of our requirement to remit these amounts to the trust, we record the collected cash amount as “Restricted cash” in the consolidated balance sheets. Additionally, we record “Restricted cash” as a result of partnership restrictions related to certain consolidated partnership funds. As of December 31, 2006 and 2005, we had “Restricted cash” of $612 million and $507 million, respectively, related to such activities. We also have restricted cash related to certain collateral arrangements as described in the “Collateral” section of this note.

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

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other-Than-Temporary Impairment

We evaluate our investments for other-than-temporary impairment at least quarterly in accordance with SFAS 115 and other related guidance, including SEC Staff Accounting Bulletin Topic 5M, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities. We consider an investment to be other-than-temporarily impaired if its estimated fair value is less than its amortized cost and we have

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determined that it is probable that we will be unable to collect all of the contractual principal and interest payments or we do not intend to hold such securities until they recover to their previous carrying amount. For equity investments that do not have contractual payments, we primarily consider whether their fair value has declined below their carrying amount. For all other-than-temporary impairment assessments, we consider many factors, including the severity and duration of the impairment, recent events specific to the issuer and/or the industry to which the issuer belongs, external credit ratings and recent downgrades, as well as our ability and intent to hold such securities until recovery.

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

Beginning in the second quarter of 2004, we agreed with OFHEO to a revised method of assessing securities backed by manufactured housing loans and by aircraft leases for other-than-temporary impairment. Using this method, we recognize other-than-temporary impairment when: (i) our estimate of cash flows projects a loss of principal or interest; (ii) a security is rated BB or lower; (iii) a security is rated BBB or lower and trading below 90% of net carrying amount; or (iv) a security is rated A or better but trading below 80% of net carrying amount. This method has not resulted in any impairment incremental to that determined pursuant to our overall SFAS 115 other-than-temporary impairment policy.

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

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loans Held for Sale

Loans held for sale are reported at the lower of cost or market (“LOCOM”) and typically only include single-family loans, because we do not generally sell or securitize multifamily loans from our own portfolio. Any excess of an HFS loan’s cost over its fair value is recognized as a valuation allowance, with changes in the valuation allowance recognized as “Investment losses, net” in the consolidated statements of income. Purchase premiums, discounts and/or other loan basis adjustments on HFS loans are deferred upon loan acquisition, included in the cost basis of the loan, and are not amortized. We determine any LOCOM adjustment on HFS loans on a pool basis by aggregating those loans based on similar risks and characteristics, such as product types and interest rates.

In the event that HFS loans are reclassified to HFI, the loans are transferred at LOCOM on the date of transfer forming the new cost basis of such loans. Any LOCOM adjustment recognized upon transfer is recognized as a basis adjustment to the HFI loan. Reclassifications of loans from HFI to HFS are infrequent in nature. For such reclassification, the loan is transferred from HFI to HFS at LOCOM. If the change in fair value is due to credit concern on the loan, the initial fair value reduction is recorded as a reduction of our recorded investment in the loan and a charge to the allowance for loan losses.

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

Single-family Loans

We aggregate single-family loans (except for those that are deemed to be individually impaired pursuant to SFAS 114) based on similar risk characteristics for purposes of estimating incurred credit losses. Those

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

characteristics include but are not limited to: (i) origination year; (ii) loan product type; and (iii) loan-to-value (“LTV”) ratio. Once loans are aggregated, there typically is not a single, distinct event that would result in an individual loan or pool of loans being impaired. Accordingly, to determine an estimate of incurred credit losses, we base our allowance and reserve methodology on the accumulation of a series of historical events and trends, such as loss severity, default rates and recoveries from mortgage insurance contracts that are contractually attached to a loan or other credit enhancements that were entered into contemporaneous with and in contemplation of a guaranty or loan purchase transaction. Our allowance calculation also incorporates a loss confirmation period (the anticipated time lag between a credit loss event and the confirmation of the credit loss resulting from that event) to ensure our allowance estimate captures credit losses that have been incurred as of the balance sheet date but have not been confirmed. In addition, management performs a review of the observable data used in its estimate to ensure it is representative of current economic conditions and other events existing as of the balance sheet date. We consider certain factors when determining whether adjustments to the observable data used in our allowance methodology are necessary. These factors include, but are not limited to, levels of and trends in delinquencies; levels of and trends in charge-offs and recoveries; and terms of loans.

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

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nonaccrual Loans

We discontinue accruing interest on single-family loans when it is probable that we will not collect principal or interest on a loan, which we have determined to be the earlier of either: (i) payment of principal and interest becomes three months or more past due according to the loan’s contractual terms or (ii) in management’s opinion, collectibility of principal or interest is not reasonably assured unless the loan is well secured and in the process of collection based upon an individual loan assessment. We place a multifamily loan on nonaccrual status using the same criteria; however, multifamily loans are assessed on an individual loan basis whereas single-family loans are assessed on an aggregate basis.

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

Loans modified that result in terms at least as favorable to us as the terms for comparable loans to other customers with similar collection risks who are not refinancing or restructuring a loan or those that are modified for reasons other than a borrower experiencing financial difficulties are further evaluated to determine whether the modification is considered more than minor pursuant to SFAS No. 91, Accounting for Nonrefundable Fees and Cost Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (an amendment of FASB Statements No. 13, 60 and 65 and rescission of FASB Statement No. 17) (“SFAS 91”) and EITF 01-7, Creditor’s Accounting for a Modification or Exchange of Debt Instruments. If the modification is considered more than minor and the modified loan is not subject to the accounting requirements of SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”), we treat the modification as an extinguishment of the previously recorded loan and recognition of a new loan and any unamortized basis adjustments on the previously recorded loan are recognized in the consolidated statements of income. Minor modifications and more than minor modifications that are subject to the accounting requirements of SOP 03-3 are accounted for as a continuation of the previously recorded loan.

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

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Individually impaired loans currently include those restructured in a TDR, loans subject to SOP 03-3, certain multifamily loans, and certain single- and multifamily loans that were impacted by Hurricane Katrina in 2005. Our measurement of impairment on an individually impaired loan follows the method that is most consistent with our expectations of recovery of our recorded investment in the loan. When a loan has been restructured, we measure impairment using a cash flow analysis discounted at the loan’s original effective interest rate, as our expectation is that the loan will continue to perform under the restructured terms. When it is determined that the only source to recover our recorded investment in an individually impaired loan is through probable foreclosure of the underlying collateral, we measure impairment based on the fair value of the collateral, reduced by estimated disposal costs, on a discounted basis, and estimated proceeds from mortgage, flood, or hazard insurance or similar sources. Impairment recognized on individually impaired loans is part of our allowance for loan losses.

Loans Purchased or Eligible to be Purchased from Trusts

For securitization trusts that include a Fannie Mae guarantee, we have the option to purchase from those trusts, at par plus accrued interest, loans that have been past due for three or more consecutive months. This is referred to as our default call option. Effective January 1, 2005 (the adoption date for SOP 03-3), we record the acquisition of such defaulted loans at the lower of the loan’s acquisition price or its fair value. Such loans are considered individually impaired at acquisition, however, no valuation allowance is established or carried over at the date of acquisition in accordance with SOP 03-3. The excess of the loan’s acquisition price over its fair value is recorded as a charge to the “Reserve for guaranty losses” at the time of acquisition. For trusts to which we are the transferor, we record the acquisition of the loan and a corresponding liability to the trust when the contingency on the default call option has been met (that is, when the loan is past due for three or more months) and we regain effective control.

While the loans that have been purchased via the exercise of the default call option are on nonaccrual, interest income is recognized in accordance with our nonaccrual policy. Decreases in estimated future cash flows to be collected are recognized as impairment losses through the allowance for loan losses. When the loan is returned to accrual status, the portion of the expected cash flows that exceeds the recorded investment in the loan is accreted back into income over the estimated life of the loan. Subsequent increases in future cash flows to be collected are recognized prospectively in interest income through a yield adjustment over the remaining contractual life of the loan.

Prior to January 1, 2005, we recorded loans that we acquired from trusts to which we were not the transferor at the time of securitization, at their acquisition price. Concurrently, a portion of the “Reserve for guaranty losses” was reclassified into the “Allowance for loan losses” in the consolidated balance sheets.

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

Properties that we do not intend to sell or that are not ready for immediate sale in their current condition, including certain single-family properties we made available for families impacted by Hurricane Katrina, are classified separately as held for use, and are depreciated and recorded in “Other assets” in the consolidated balance sheets. We report foreclosed properties that we intend to sell, are actively marketing and that are

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

available for immediate sale in their current condition as held for sale. These properties are reported at the lower of their carrying amount or fair value less estimated selling costs, on a discounted basis if the sale is expected to occur beyond one year, and are not depreciated. The fair value of our foreclosed properties is determined by third party appraisals, when available. When third party appraisals are not available, we estimate fair value based on factors such as prices for similar properties in similar geographical areas and/or assessment through observation of such properties. We recognize a loss for any subsequent write-down of the property to its fair value less estimated costs to sell through a valuation allowance with an offsetting charge to “Foreclosed property expense (income)” in the consolidated statements of income. A recovery is recognized for any subsequent increase in fair value less estimated costs to sell up to the cumulative loss previously recognized through the valuation allowance. Gains or losses on sales of foreclosed property are recognized through “Foreclosed property expense (income)” in the consolidated statements of income.

Guaranty Accounting

Our primary guaranty transactions result from mortgage loan securitizations in which we issue Fannie Mae MBS. The majority of our Fannie Mae MBS issuances fall within two broad categories: (i) lender swap transactions, where a lender delivers mortgage loans to us to deposit into a trust in exchange for our guaranteed Fannie Mae MBS backed by those mortgage loans and (ii) portfolio securitizations, where we securitize loans that were previously included in the consolidated balance sheets, and create guaranteed Fannie Mae MBS backed by those loans. As guarantor, we guarantee to each MBS trust that we will supplement amounts received by the MBS trust as required to permit timely payments of principal and interest on the related Fannie Mae MBS. This obligation represents an obligation to stand ready to perform over the term of the guaranty. Therefore, our guaranty exposes us to credit losses on the loans underlying Fannie Mae MBS.

Guaranties Issued in Connection with Lender Swap Transactions

The majority of our guaranty obligations arise from lender swap transactions. In a lender swap transaction, we receive a guaranty fee for our unconditional guaranty to the Fannie Mae MBS trust. We negotiate a contractual guaranty fee with the lender and collect the fee on a monthly basis based on the contractual rate multiplied by the unpaid principal balance of loans underlying a Fannie Mae MBS issuance. The guaranty fee we receive varies depending on factors such as the risk profile of the securitized loans and the level of credit risk we assume. In lieu of charging a higher guaranty fee for loans with greater credit risk, we may require that the lender pay an upfront fee to compensate us for assuming additional credit risk. We refer to this payment as a risk-based pricing adjustment. Risk-based pricing adjustments do not affect the pass-through coupon remitted to Fannie Mae MBS certificate holders. In addition, we may charge a lower guaranty fee if the lender assumes a portion of the credit risk through recourse or other risk-sharing arrangements. We refer to these arrangements as credit enhancements. We also adjust the monthly guaranty fee so that the pass-through coupon rates on Fannie Mae MBS are in more easily tradable increments of a whole or half percent by making an upfront payment to the lender (“buy-up”) or receiving an upfront payment from the lender (“buy-down”).

FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34) (“FIN 45”) requires a guarantor, at inception of a guaranty to an unconsolidated entity, to recognize a non-contingent liability for the fair value of its obligation to stand ready to perform over the term of the guaranty in the event that specified triggering events or conditions occur. We record this amount on the consolidated balance sheets as a component of “Guaranty obligations.” We also record a guaranty asset that represents the present value of cash flows expected to be received as compensation over the life of the guaranty. If the fair value of the guaranty obligation is less than the present value of the consideration we expect to receive, including the fair value of the guaranty asset and any upfront

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets exchanged, we defer the excess as deferred profit, which is recorded as an additional component of “Guaranty obligations.” If the fair value of the guaranty obligation exceeds the compensation received, we recognize a loss in “Losses on certain guaranty contracts” in the consolidated statements of income at inception of the guaranty fee contract. We recognize a liability for estimable and probable losses for the credit risk we assume on loans underlying Fannie Mae MBS based on management’s estimate of probable losses incurred on those loans at each balance sheet date. We record this contingent liability in the consolidated balance sheets as “Reserve for guaranty losses.”

We subsequently account for the guaranty asset at amortized cost. As we collect monthly guaranty fees, we reduce guaranty assets to reflect cash payments received and recognize imputed interest income on guaranty assets as a component of “Guaranty fee income” under the prospective interest method pursuant to EITF 99-20. We reduce the corresponding guaranty obligation, including the deferred profit, in proportion to the reduction in guaranty assets and recognize this reduction in the consolidated statements of income as an additional component of “Guaranty fee income.” We assess guaranty assets for other-than-temporary impairment based on changes in our estimate of the cash flows to be received. When we determine a guaranty asset is other-than-temporarily impaired, we write down the cost basis of the guaranty asset to its fair value and include the amount written-down in “Guaranty fee income” in the consolidated statements of income. Any other-than-temporary impairment recorded on guaranty assets results in a proportionate reduction in the corresponding guaranty obligations, including the deferred profit.

We account for buy-ups in the same manner as AFS securities. Accordingly, we record buy-ups in the consolidated balance sheets at fair value in “Other assets,” with any changes in fair value recorded in AOCI, net of tax. We assess buy-ups for other-than-temporary impairment based on the provisions of EITF 99-20 and SFAS 115. When we determine a buy-up is other-than-temporarily impaired, we write down the cost basis of the buy-up to its fair value and include the amount of the write-down in “Guaranty fee income” in the consolidated statements of income. Upfront cash receipts for buy-downs and risk-based price adjustments on and after January 1, 2003 are a component of the compensation received for issuing the guaranty and are recorded upon issuing a guaranty as an additional component of “Guaranty obligations,” for contracts with deferred profit, or a reduction of the loss recorded as a component of “Losses on certain guaranty contracts,” for contracts where the compensation received is less than the guaranty obligation.

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

We evaluate the component of the “Guaranty assets” that represents the retained interest in securitized loans for other-than-temporary impairment under EITF 99-20. We amortize and account for the guaranty obligations subsequent to the initial recognition in the same manner that we account for the guaranty obligations that arise under lender swap transactions and record a “Reserve for guaranty losses” for estimable and probable losses incurred on the underlying loans as of each balance sheet date.

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

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We use the contractual terms to determine amortization if prepayments are not probable, we cannot reasonably estimate prepayments, or we do not hold a large enough number of similar loans or there is not a large number of similar loans underlying a security. For these loans, we cease amortization of cost basis adjustments during periods in which interest income on the loan is not being recognized because the collection of the principal and interest payments is not reasonably assured (that is, when a loan is placed on nonaccrual status).

Deferred Guaranty Price Adjustments

We applied the interest method using a constant effective yield to amortize all risk-based price adjustments and buy-downs in connection with our Fannie Mae MBS issued prior to January 1, 2003. We calculated the constant effective yield for these deferred guaranty price adjustments based upon our estimate of the cash flows of the mortgage loans underlying the related Fannie Mae MBS, which includes an estimate of prepayments. For each reporting period, we recalculate the constant effective yield to reflect the actual payments and our new estimate of future prepayments. We adjust the carrying amount of deferred guaranty price adjustments to the amount at which they would have been stated if the recalculated constant effective yield had been applied since their inception.

For risk-based pricing adjustments and buy-downs that arose on Fannie Mae MBS issued on or after January 1, 2003, we record the cash received and increase “Guaranty obligations” by a similar amount for contracts with deferred profit. Such amounts are amortized as part of the “Guaranty obligation” in proportion to the reduction in the guaranty asset. For contracts where the compensation received is less than the guaranty obligation, we record the cash received and decrease “Losses on certain guaranty contracts” by a similar amount.

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

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other Investments

Unconsolidated investments in limited partnerships are primarily accounted for under the equity method of accounting. These investments include our LIHTC and other partnership investments. Under the equity method, our investment is increased (decreased) for our share of the limited partnership’s net income or loss reflected in “Loss from partnership investments” in the consolidated statements of income, as well as increased for contributions made and reduced by distributions received.

For unconsolidated common and preferred stock investments that are not within the scope of SFAS 115, we apply either the equity or the cost method of accounting. Investments in entities where our ownership is between 20% and 50%, or which provide us the ability to exercise significant influence over the entity’s operations and management functions, are accounted for using the equity method. Investments in entities where our ownership is less than 20% and we have no ability to exercise significant influence over an entity’s

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operations are accounted for using the cost method. These investments are included as “Other assets” in the consolidated balance sheets.

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

Internally Developed Software

We incur costs to develop software for internal use. Certain direct development costs and software enhancements associated with internal-use software are capitalized, including external direct costs of materials and services, and internal labor costs directly devoted to these software projects under SOP 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. Such capitalized costs were $130 million, $32 million and $40 million for the years ended December 31, 2006, 2005 and 2004, respectively. We recognize an impairment charge on these capitalized costs when, during the development stage of the project, we determine that the project is no longer probable of completion. No impairment charges were recognized for 2006. For the years ended December 31, 2005 and 2004, we recognized impairment charges of $7 million and $159 million, respectively. Capitalized costs are included as “Other assets” in the consolidated balance sheets. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred.

Commitments to Purchase and Sell Mortgage Loans and Securities

We enter into commitments to purchase and sell mortgage-related securities and to purchase single-family and multifamily mortgage loans. Commitments to purchase or sell some mortgage-related securities and to purchase single-family mortgage loans are derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended and interpreted. Our commitments to purchase multifamily loans are not derivatives under SFAS 133 because they do not meet the criteria for net settlement.

For those commitments that we account for as derivatives, we report them in the consolidated balance sheets at fair value in “Derivative assets at fair value” or “Derivative liabilities at fair value” and include changes in their fair value in “Derivatives fair value gains (losses), net” in the consolidated statements of income. When derivative purchase commitments settle, we include their fair value on the settlement date in the cost basis of the security or loan that we purchase.

Regular-way securities trades provide for delivery of securities within the time generally established by regulations or conventions in the market in which the trade occurs and are exempt from SFAS 133. Commitments to purchase or sell securities that are accounted for on a trade-date basis are also exempt from the requirements of SFAS 133. We record the purchase and sale of an existing security on its trade-date when the commitment to purchase or sell the existing security settles within the period of time that is customary in the market in which those trades take place.

Additionally, contracts for the forward purchase or sale of when-issued and TBA securities are exempt from SFAS 133 if there is no other way to purchase or sell that security, delivery of that security and settlement will occur within the shortest period possible for that type of security, and it is probable at inception and throughout the term of the individual contract that physical delivery of the security will occur. Since our commitments for the purchase of when-issued and TBA securities can be net settled and we do not document that physical settlement is probable, we account for all such commitments as derivatives.

Commitments to purchase securities that we do not account for as derivatives and do not require trade-date accounting are accounted for as forward contracts to purchase securities under the guidance of EITF Issue No. 96-11, Accounting for Forward Contracts and Purchased Options to Acquire Securities Covered by FASB

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement No. 115 (“EITF 96-11”). These commitments are designated as AFS or trading at inception and accounted for in a manner consistent with SFAS 115 for that category of securities.

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

We offset the carrying amounts of derivatives other than commitments in gain positions and loss positions with the same counterparty in accordance with FIN No. 39, Offsetting of Amounts Related to Certain Contracts (an interpretation of APB Opinion No. 10 and FASB Statement No. 105) (“FIN 39”). We offset these amounts because the derivative contracts have determinable amounts, we have the legal right to offset amounts with each counterparty, that right is enforceable by law, and we intend to offset the amounts to settle the contracts.

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

Cash Collateral

To the extent that we pledge cash collateral and give up control to a counterparty, we remove it from “Cash and cash equivalents” and reclassify it as “Other assets” in the consolidated balance sheets. We pledged $303 million in cash collateral as of December 31, 2006. Cash collateral accepted from a counterparty that we have the right to use is recorded as “Cash and cash equivalents” in the consolidated balance sheets. Cash collateral accepted from a counterparty that we do not have the right to use is recorded as “Restricted cash” in

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the consolidated balance sheets. We accepted cash collateral of $2.2 billion and $2.5 billion as of December 31, 2006 and 2005, respectively, of which $121 million and $248 million, respectively, was restricted.

Non-Cash Collateral

Securities pledged to counterparties are included as either “Investments in securities” or “Cash and cash equivalents” in the consolidated balance sheets. Securities pledged to counterparties that have been consolidated under FIN 46R as loans are included as “Mortgage loans” in the consolidated balance sheets. As of December 31, 2006, we pledged $265 million of AFS securities, $34 million of Trading securities, $149 million of Loans held for investment and $215 million of cash equivalents, which the counterparty had the right to sell or repledge. As of December 31, 2005, we pledged $293 million of AFS securities, which the counterparty did not have the right to sell or repledge and $686 million of cash equivalents, which the counterparty had the right to sell or repledge.

The fair value of non-cash collateral accepted that we were permitted to sell or repledge was $1.8 billion and $2.2 billion as of December 31, 2006 and 2005, respectively, of which none was sold or repledged. The fair value of collateral accepted that we were not permitted to sell or repledge was $170 million and $246 million as of December 31, 2006 and 2005, respectively.

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

Debt

Our outstanding debt is classified as either short-term or long-term based on the initial contractual maturity. Deferred items, including premiums, discounts and other cost basis adjustments are reported as basis adjustments to “Short-term debt” or “Long-term debt” in the consolidated balance sheets. The carrying amount, accrued interest and basis adjustments of debt denominated in a foreign currency are re-measured into U.S. dollars using foreign exchange spot rates as of the balance sheet date and any associated gains or losses are reported in “Fee and other income” in the consolidated statements of income. Foreign currency gains (losses) included in “Fee and other income” for the years ended December 31, 2006, 2005 and 2004, were $(230) million, $625 million and $(304) million, respectively.

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

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Income Taxes

We recognize deferred income tax assets and liabilities for the difference in the basis of assets and liabilities for financial accounting and tax purposes pursuant to SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Deferred tax assets and liabilities are measured using enacted tax rates that are expected to be applicable to the taxable income or deductions in the period(s) the assets are realized or the liabilities are settled. Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. We recognize investment and other tax credits through our effective tax rate calculation assuming that we will be able to realize the full benefit of the credits. SFAS 109 also requires that a deferred tax asset be reduced by an allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.

Our tax reserves are based on significant estimates and assumptions as to the relative filing positions and potential audit and litigation exposures related thereto. We establish these reserves based upon management’s assessment of exposure associated with permanent tax differences, tax credits and interest expense applied to temporary differences when a potential loss is probable and reasonably estimated. We continually analyze tax reserves and record adjustments as events occur that warrant adjustment to the reserves. In 2007, we adopted FIN No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). Refer to New Accounting Pronouncements section of this note for impact to our consolidated financial statements.

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123 (Revised), Share-Based Payments (“SFAS 123R”), and the related FASB Staff Positions (“FSP”) that provide implementation guidance, using the modified prospective method of transition. We also made the transition election provided by FSP SFAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. Accordingly, prior period amounts have not been restated. In accordance with this statement, we measure the cost of employee services received in exchange for stock-based awards using the fair value of those awards on the grant date.

We recognize compensation cost over the period during which an employee is required to provide service in exchange for a stock-based award, which is generally the vesting period. For awards issued on or after January 1, 2006, we recognize compensation cost for those employees who are nearing retirement, over the shorter of the vesting period or the period from the grant date to the date of retirement eligibility and for retirement-eligible employees, immediately. For grants issued prior to the adoption of SFAS 123R, we will

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

continue to recognize compensation costs for retirement-eligible employees ($2 million in 2006) over the stated vesting period.

We had previously adopted SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as of January 1, 2003, using the prospective transition method. Under this standard, we accounted for new and modified stock-based compensation awards at fair value on the grant date and recognized compensation cost over the vesting period. However, under the prospective transition method, we continued to account for unmodified stock options that were outstanding as of December 31, 2002, using the intrinsic value method of accounting required under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under the intrinsic value method, we did not recognize compensation expense on such stock-based awards, except for grants deemed to be variable awards.

In accordance with the transition provisions of SFAS 123R, we began to recognize compensation cost prospectively for the unvested stock options that had previously been accounted for under APB 25. We measure this compensation cost beginning in 2006 as if we had previously amortized the fair value of the unvested stock options at the grant date through December 31, 2005, and record compensation cost only for the remaining unvested portion of each award after January 1, 2006. Additionally, we recognized as “Salaries and employee benefits” expense in the 2006 consolidated statement of income an immaterial cumulative effect of a change in accounting principle to estimate forfeitures at the grant date as required by SFAS 123R rather than recognizing them as incurred. The recognition of this change had no impact on 2006 earnings per share. SFAS 123R also requires us to classify cash flows resulting from the tax benefit of tax deductions in excess of their recorded share-based compensation expense as financing cash flows in the consolidated statements of cash flows rather than within operating cash flows.

Had compensation costs for all awards under our stock-based compensation plans been determined using the provisions of SFAS 123, our net income available to common stockholders and earnings per share for the years ended December 31, 2005 and 2004 would have been reduced to the pro forma amounts displayed in the table below. Following our adoption of SFAS 123R as of January 1, 2006, all awards are recorded at fair value, thus the following disclosure is not required for periods subsequent to 2005.

	For the Year Ended December 31,
	2005	2004
	(Dollars in millions, except per share amounts)

Net income available to common stockholders, as reported	$5,861	$4,802
Plus: Stock-based employee compensation expense included in reported net income, net of related tax effects	22	68
Less: Stock-based employee compensation expense determined under fair value based method, net of related tax effects	(35)	(97)

Pro forma net income available to common stockholders(1)	$5,848	$4,773

Earnings per share:
Basic—as reported	$6.04	$4.95
Basic—pro forma	6.03	4.92
Diluted—as reported	$6.01	$4.94
Diluted—pro forma	5.99	4.91

(1)	In the computation of proforma diluted EPS for 2005, convertible preferred stock dividends of $135 million, are added back to proforma net income available to common stockholders since the assumed conversion of the preferred shares is dilutive and assumed to be converted from the beginning of the period.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of options granted under our stock-based compensation plans (none in 2006) are estimated on the date of the grant using a Black-Scholes model with the following weighted average assumptions displayed in the table below.

	2005(1)	2004

Risk-free rate	3.88%	2.52%
Volatility	28.80%	28.19%
Dividend	$1.70	$2.08
Average expected life	6 yrs	4 yrs

(1)	Excludes our Employee Stock Purchase Program Plus, which had a one year expected life, as it was not offered in 2005.

The risk-free interest rate within the contractual life of the option is based on the rate available on zero-coupon government issues in effect at the time of the grant. The expected term of options is derived from historical exercise behavior combined with possible option lives based on remaining contractual terms of unexercised and outstanding options. The range of expected life results from certain groups of employees exhibiting different behavior. Our stock-based compensation plans do not contain post-vesting restrictions. Expected volatilities are based on implied volatilities from traded options on our stock, the historical volatility of our stock and other factors. Dividend yield is based on actual dividend payments during the respective periods shown.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires the recognition of a plan’s over-funded or under-funded status as an asset or liability and recognition of actuarial gains and losses and prior service costs and credits as an adjustment to accumulated other comprehensive income, net of income tax. Additionally, it requires determination of benefit obligations and the fair value of a plan’s assets at a company’s year-end. SFAS 158 is effective as of the end of the fiscal year ending after December 15, 2006. We adopted SFAS 158 effective December 31, 2006 and recognized an $80 million decrease in our consolidated statement of changes in stockholders’ equity for the year ended December 31, 2006.

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

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

dilutive effect of common stock equivalents such as convertible securities, stock options and other performance awards. These common stock equivalents are excluded from the calculation of diluted EPS when the effect of inclusion, assessed individually, would be anti-dilutive.

Other Comprehensive Income

Other comprehensive income is the change in equity, net of tax, resulting from transactions that are recorded directly to stockholders’ equity. These transactions include unrealized gains and losses on AFS securities and certain commitments whose underlying securities are classified as AFS, unrealized gains and losses on guaranty assets resulting from portfolio transactions and buy-ups resulting from lender swap transactions and deferred hedging gains and losses from cash flow hedges entered into prior to our adoption of SFAS 133 and changes in our minimum pension liability.

Fair Value Measurements

We estimate fair value as the amount at which an asset could be bought or sold, or a liability could be incurred or settled, in a current transaction between willing unrelated parties, other than in a forced or liquidation sale. If a quoted market price is available, the fair value is the product of the number of trading units multiplied by that market price. If a quoted market price is not available, the estimate of fair value considers prices for similar assets or similar liabilities and the results of valuation techniques to the extent available in the circumstances. Valuation techniques incorporate assumptions that market participants would use in their estimates of values.

Reclassifications

Certain prior year amounts previously recorded as a component of “Guaranty fee income” in the consolidated statements of income as well as changes in the guaranty asset and obligation in the consolidated statements of cash flows have been reclassified as “Losses on certain guaranty contracts” to conform to current year presentation.

New Accounting Pronouncements

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

In January 2007, FASB issued Derivatives Implementation Group (“DIG”) Issue No. B40 (“DIG B40”). The objective of DIG B40 is to provide a narrow scope exception to certain provisions of SFAS 133 for securitized interests that contain only an embedded derivative that is tied to the prepayment risk of the underlying financial assets. SFAS 155 and DIG B40 are effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. We adopted SFAS 155 effective January 1, 2007 and elected fair value measurement for hybrid financial instruments that contain embedded derivatives that otherwise require bifurcation, which includes buy-ups and guaranty assets arising from portfolio securitization transactions. We also elected to classify investment securities that may contain embedded derivatives as trading securities under SFAS 115. SFAS 155 is a prospective standard and had no impact on the consolidated financial statements on the date of adoption.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SFAS 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of a fiscal year that begins after September 15, 2006, with early adoption permitted. We adopted SFAS 156 effective January 1, 2007, with no material impact to the consolidated financial statements, because we are not electing to measure MSRs at fair value subsequent to their initial recognition.

FIN 48, Accounting for Uncertainty in Income Taxes and FSP FIN 48-1, Definition of Settlement in FASB Interpretation 48

In July 2006, the FASB issued FIN 48. FIN 48 supplements SFAS 109 by defining a threshold for recognizing tax benefits in the consolidated financial statements. FIN 48 provides a two-step approach to recognizing and measuring tax benefits when a benefit’s realization is uncertain. First, we must determine whether the benefit is to be recognized and then the amount to be recognized. Income tax benefits should be recognized when, based on the technical merits of a tax position, we believe that if upon examination, including resolution of any appeals or litigation process, it is more likely than not (a probability of greater than 50%) that the tax position would be sustained as filed. The benefit recognized for a tax position that meets the more-likely-than-not criterion is measured based on the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the taxing authority, taking into consideration the amounts and probabilities of the outcomes upon settlement.

In May 2007, the FASB issued FSP FIN 48-1, Definition of Settlement in FASB Interpretation 48 to provide guidance on determining whether or not a tax position has been effectively settled for the purpose of recognizing previously unrecognized tax benefits. FIN 48 and FSP FIN 48-1 are effective for consolidated financial statements beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 upon adoption will be reported as an adjustment to beginning retained earnings. We are evaluating the impact of adoption of FIN 48 and FSP 48-1 on the consolidated financial statements.

SFAS No. 157, Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities and requires companies to provide expanded information about assets and liabilities measured at fair value, including the effect of fair value measurements on earnings. This statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances.

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

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS 157 is effective for consolidated financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We intend to adopt SFAS 157 effective January 1, 2008 and are evaluating the impact of its adoption on the consolidated financial statements.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits companies to make a one-time election to report certain financial instruments at fair value with the changes in fair value included in earnings. SFAS 159 is effective for consolidated financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We intend to adopt SFAS 159 effective January 1, 2008. We are still evaluating which, if any, financial instruments we will elect to report at fair value. Accordingly, we have not yet determined the impact, if any, on the consolidated financial statements of adopting this standard.

FSP FIN 39-1, Amendment of FASB Interpretation No. 39

In April 2007, the FASB issued FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP FIN 39-1”). This FSP amends FIN 39 to allow an entity to offset cash collateral receivables and payables reported at fair value against derivative instruments (as defined by SFAS 133) for contracts executed with the same counterparty under master netting arrangements. The decision to offset cash collateral under this FSP must be applied consistently to all derivatives counterparties where the entity has master netting arrangements. If an entity nets derivative positions as permitted under FIN 39, this FSP requires the entity to also offset the cash collateral receivables and payables with the same counterparty under a master netting arrangement. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007. As we have elected to net derivative positions under FIN 39, we will adopt FSP FIN 39-1 on January 1, 2008 and are evaluating the impact of its adoption on the consolidated financial statements.

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

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2006 and 2005, we had five investments in limited partnerships relating to alternative energy sources. The purpose of these investments is to facilitate the development of alternative domestic energy sources and to achieve a satisfactory return on capital via a reduction in our federal income tax liability as a result of the use of the tax credits for which the partnerships qualify, as well as the deductibility of the partnerships’ net operating losses. We sold two of these investments in 2007 for $16 million and recorded an $8 million gain on disposal.

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

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated VIEs

We consolidate in our financial statements Fannie Mae MBS trusts when we own 100% of the trust, which gives us the unilateral ability to liquidate the trust. We also consolidate MBS trusts that do not meet the definition of a QSPE when we are deemed to be the primary beneficiary. This includes certain private-label and Fannie Mae securitization trusts that meet the VIE criteria. As an active participant in the secondary mortgage market, our ownership percentage in any given mortgage-related security will vary over time. Third-party ownership in these consolidated MBS trusts is recorded as a component of either “Short-term debt” or “Long-term debt” in the consolidated balance sheets. We consolidate in our financial statements the assets and liabilities of limited partnerships that are VIEs if we are deemed to be the primary beneficiary. Third-party ownership in these consolidated limited partnerships is recorded in “Minority interests in consolidated subsidiaries” in the consolidated balance sheets. In general, the investors in the obligations of consolidated VIEs have recourse only to the assets of those VIEs and do not have recourse to us, except where we provide a guaranty to the VIE.

The following table displays the carrying amount and classification of consolidated assets of VIEs as of December 31, 2006 and 2005.

	As of December 31,
	2006	2005
	(Dollars in millions)

MBS trusts:
Loans held for investment	$102,293	$109,662
Loans held for sale	797	882
AFS securities(1)	1,701	2,644

Total MBS trusts	104,791	113,188

Limited partnerships:
Partnership investments	5,410	4,555
Cash, cash equivalents and restricted cash	166	149

Total limited partnership investments(2)	5,576	4,704

Total assets of consolidated VIEs	$110,367	$117,892

(1)	Includes assets consolidated from mortgage revenue bonds of $76 million and $114 million as of December 31, 2006 and 2005, respectively.

(2)	Includes LIHTC partnerships of $4.0 billion and $3.3 billion as of December 31, 2006 and 2005, respectively.

As of December 31, 2006 and 2005, we had $2.4 billion and $2.9 billion of loans held for sale, $12.9 billion and $18.3 billion of AFS securities, and $723 million and $849 million of trading securities, respectively, that were transferred to VIEs as a result of securitization transactions that did not qualify as sales under SFAS 140.

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

We consolidated our investments in certain LIHTC funds that were structured as limited partnerships. The funds that were consolidated, in turn, own a majority of the limited partnership interests in other LIHTC operating partnerships, which did not require consolidation under FIN 46R and are therefore accounted for

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

using the equity method. Such investments, which are generally funded through a combination of debt and equity, have a recorded investment of $3.7 billion and $3.0 billion as of December 31, 2006 and 2005, respectively. In addition, such unconsolidated operating partnerships had $217 million and $204 million in mortgage debt that we own or guarantee, as of December 31, 2006 and 2005, respectively.

The following table displays the total assets of unconsolidated VIEs where we have significant involvement, as well as our aggregate maximum exposure to loss as of December 31, 2006 and 2005.

	As of December 31,
	2006	2005
	(Dollars in millions)

Mortgage-backed trusts	$53,719	$43,671
Limited partnership investments	8,578	6,725
Asset-backed trusts	3,999	4,423

Total assets of unconsolidated VIEs	$66,296	$54,819

Maximum exposure to loss(1)	$29,522	$25,719

(1)	Represents the greater of our recorded investment in the entity or the unpaid principal balance of the assets that are covered by our guaranty.

3.	Mortgage Loans

We own both single-family mortgage loans, which are secured by four or fewer residential dwelling units, and multifamily mortgage loans, which are secured by five or more residential dwelling units. We classify these loans as either HFI or HFS. We report HFI loans at the unpaid principal amount outstanding, net of unamortized premiums and discounts, other cost basis adjustments, and an allowance for loan losses. We report HFS loans at the lower of cost or market determined on a pooled basis, and record valuation changes in the consolidated statements of income.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below displays the product characteristics of both HFI and HFS loans in our mortgage portfolio as of December 31, 2006 and 2005, and does not include loans underlying a security that is not consolidated, since in those instances the mortgage loans are not included in the consolidated balance sheets. Refer to “Note 6, Portfolio Securitizations” for additional information on mortgage loans underlying our securities.

	As of December 31,
	2006	2005
	(Dollars in millions)

Single-family:(1)
Government insured or guaranteed	$20,106	$15,036
Conventional:
Long-term fixed-rate(2)	202,339	199,917
Intermediate-term fixed-rate(3)	53,438	61,517
Adjustable-rate	46,820	38,331

Total conventional single-family	302,597	299,765

Total single-family	322,703	314,801

Multifamily:(1)
Government insured or guaranteed	968	1,148
Conventional:
Long-term fixed-rate	5,098	3,619
Intermediate-term fixed-rate(3)	50,847	45,961
Adjustable-rate	3,429	1,151

Total conventional multifamily	59,374	50,731

Total multifamily	60,342	51,879

Unamortized premiums, discounts and other cost basis adjustments, net	943	1,254
Lower of cost or market adjustments on loans held for sale	(93)	(89)
Allowance for loan losses for loans held for investment	(340)	(302)

Total mortgage loans	$383,555	$367,543

(1)	Loan data is shown at the unpaid principal balance. Amounts include $103.1 billion and $110.5 billion of mortgage-related securities that were consolidated as loans under FIN 46R as of December 31, 2006 and 2005, respectively. Amounts also include $2.4 billion and $2.8 billion of loans from securitization transactions that did not qualify as sales under SFAS 140 as of December 31, 2006 and 2005, respectively.

(2)	Includes construction to permanent loans with an unpaid principal balance of $121 million and $147 million as of December 31, 2006 and 2005, respectively.

(3)	Intermediate-term fixed-rate consists of mortgage loans with contractual maturities at purchase equal to or less than 15 years.

For the years ended December 31, 2006 and 2005, we redesignated $2.1 billion and $3.2 billion, respectively, of HFS loans to HFI. For the year ended December 31, 2006, we redesignated $106 million of HFI loans to HFS. We did not redesignate any HFI loans to HFS during the year ended December 31, 2005.

Loans Acquired in a Transfer

If a borrower of a loan underlying a Fannie Mae MBS is three or more months past due, we have the right to purchase the loan out of the related MBS trust. Typically, we purchase these loans when the cost of advancing interest to the MBS trust at the security coupon rate exceeds the cost of holding the nonperforming loan in our mortgage portfolio. For the years ended December 31, 2006, 2005 and 2004, we purchased delinquent loans from MBS trusts with an unpaid principal balance plus accrued interest of $4.7 billion, $8.0 billion and $9.4 billion, respectively. Under long-term standby commitments, we also purchase loans from lenders when the loans subject to these commitments meet certain delinquency criteria. We also acquire loans upon consolidating MBS trusts when the underlying collateral of these trusts includes loans.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We account for such loans acquired on or after January 1, 2005 in accordance with SOP 03-3 if, at acquisition, the loans had credit deterioration and we do not consider it probable that we will collect all contractual cash flows from the borrower. As of December 31, 2006 and 2005, the outstanding balance of these loans was $6.0 billion and $5.3 billion, respectively, while the carrying amount of these loans was $5.7 billion and $5.0 billion, respectively.

The following table provides details on acquired loans accounted for in accordance with SOP 03-3 at their respective acquisition dates for the years ended December 31, 2006 and 2005.

	For the
	Year Ended
	December 31,
	2006	2005
	(Dollars in millions)

Contractually required principal and interest payments at acquisition	$5,312	$8,527
Nonaccretable difference	235	328

Cash flows expected to be collected at acquisition	5,077	8,199
Accretable yield	887	1,242

Initial investment in acquired loans at acquisition	$4,190	$6,957

The following table provides activity for the accretable yield of these loans for the years ended December 31, 2006 and 2005.

	For the
	Year Ended December 31,
	2006	2005
	(Dollars in millions)

Beginning balance as of January 1	$1,112	$—
Additions	887	1,242
Accretion	(235)	(82)
Reductions(1)	(770)	(297)
Change in estimated cash flows(2)	626	334
Reclassifications to nonaccretable difference(3)	(109)	(85)

Ending balance as of December 31	$1,511	$1,112

(1)	Reductions are the result of liquidations and loan modifications due to troubled debt restructurings.

(2)	Represents changes in expected cash flows due to changes in prepayment assumptions for SOP 03-3 loans.

(3)	Represents changes in expected cash flows due to changes in credit quality or credit assumptions for SOP 03-3 loans.

Subsequent to the acquisition of these loans, we recognized an increase in “Provision for credit losses” of $58 million and $50 million in the consolidated statements of income for the years ended December 31, 2006 and 2005, respectively, resulting from subsequent decreases in expected cash flows for these acquired loans.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nonaccrual Loans

We have single-family and multifamily loans in our portfolio, including those loans accounted for under SOP 03-3, that are subject to our nonaccrual policy. The following table displays information about nonaccrual loans in our portfolio as of December 31, 2006 and 2005.

	As of December 31,
	2006	2005
	(Dollars in millions)

Nonaccrual loans	$5,961	$8,356
Accrued interest recorded on nonaccrual loans(1)	145	198
Accruing loans past due 90 days or more	147	185
Nonaccrual loans in portfolio (number of loans)	57,392	82,141

(1)	Reflects accrued interest on nonaccrual loans that was recorded prior to their placement on nonaccrual status.

Forgone interest on nonaccrual loans, which represents the amount of income contractually due that we would have reported had the loans performed according to their contractual terms, was $141 million, $169 million and $178 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Impaired Loans

Impaired loans include single-family and multifamily TDRs, certain single-family and multifamily loans that are individually impaired as a result of Hurricane Katrina and SOP 03-3, and other multifamily loans.

SOP 03-3 Impaired Loans without a Loss Allowance

The total recorded investment of impaired loans acquired under SOP 03-3 for which we did not recognize a loss allowance subsequent to acquisition was $1.1 billion and $1.9 billion as of December 31, 2006 and 2005, respectively. The amount of interest income recognized on these impaired loans was $5 million and $2 million for the years ended December 31, 2006 and 2005, respectively. Our average recorded investment in these loans was $1.4 billion and $950 million for the years ended December 31, 2006 and 2005, respectively.

Other Impaired Loans

The following table displays the total recorded investment and the corresponding specific loss allowances as of December 31, 2006 and 2005 of all other impaired loans including impaired loans acquired under SOP 03-3 for which we recognized a loss allowance subsequent to acquisition.

	As of December 31,
	2006	2005
	(Dollars in millions)

Impaired loans with an allowance(1)	$1,971	$1,595
Impaired loans without an allowance(2)	313	466

Total other impaired loans(3)	$2,284	$2,061

Allowance for impaired loans(4)	$106	$66

(1)	Includes $754 million and $907 million of mortgage loans accounted for in accordance with SOP 03-3 for which a loss allowance was recorded subsequent to acquisition as of December 31, 2006 and 2005, respectively.

(2)	The discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, and as such, no allowance is required.

(3)	Includes single-family loans individually impaired and restructured in a TDR of $1.9 billion and $1.5 billion as of December 31, 2006 and 2005, respectively. Includes multifamily loans individually impaired and restructured in a TDR of $324 million and $507 million as of December 31, 2006 and 2005, respectively.

(4)	Amount is included in the “Allowance for loan losses.”

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amount of interest income recognized on these other impaired loans was $75 million, $59 million and $47 million for the years ended December 31, 2006, 2005 and 2004, respectively. Our average recorded investment in these loans was $2.1 billion, $1.7 billion and $1.0 billion for the years ended December 31, 2006, 2005 and 2004, respectively.

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

The following table displays changes in the allowance for loan losses and reserve for guaranty losses for the years ended December 31, 2006, 2005 and 2004.

	For the Year Ended December 31,
	2006	2005	2004
	(Dollars in millions)

Allowance for loan losses:
Beginning balance	$302	$349	$290
Provision	174	124	174
Charge-offs(1)	(206)	(267)	(321)
Recoveries	70	96	131
Increase from the reserve for guaranty losses(2)	—	—	75

Ending balance(3)	$340	$302	$349

Reserve for guaranty losses:
Beginning balance	$422	$396	$313
Provision	415	317	178
Charge-offs(4)	(336)	(302)	(24)
Recoveries	18	11	4
Decrease to the allowance for loan losses(2)	—	—	(75)

Ending balance	$519	$422	$396

(1)	Includes accrued interest of $39 million, $24 million and $29 million for the years ended December 31, 2006, 2005 and 2004, respectively.

(2)	Includes reduction in reserve for guaranty losses and increase in allowance for loan losses due to the purchase of delinquent loans from MBS trusts. Upon the adoption of SOP 03-3, we no longer recorded reductions in reserve for guaranty losses and increases in allowance for loan losses for loans purchased from MBS trusts as loans were recorded at fair value upon acquisition.

(3)	Includes $28 million and $22 million as of December 31, 2006 and 2005 respectively, associated with acquired loans subject to SOP 03-3.

(4)	Includes charge of $204 million and $251 million in 2006 and 2005, respectively, for loans subject to SOP 03-3 where the acquisition price exceeded the fair value of the acquired loan.

During 2005, we recorded $106 million to the provision for credit losses related to incurred losses in connection with Hurricane Katrina.

The amount of the reserve for guaranty losses attributable to Fannie Mae MBS held in our portfolio was $46 million, $71 million and $113 million as of December 31, 2006, 2005 and 2004, respectively.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Investments in Securities

Our securities portfolio contains mortgage-related and non-mortgage-related securities. The following table displays our investments in securities, which are presented at fair value as of December 31, 2006 and 2005.

	As of December 31,
	2006	2005
	(Dollars in millions)

Mortgage-related securities:
Fannie Mae single-class MBS	$121,994	$158,349
Non-Fannie Mae structured	97,300	86,006
Fannie Mae structured MBS	74,684	74,102
Non-Fannie Mae single-class	27,590	26,859
Mortgage revenue bonds	17,221	19,179
Other(1)	3,750	4,463

Total	342,539	368,958

Non-mortgage-related securities:
Asset-backed securities	18,914	19,190
Corporate debt securities	17,594	11,840
Commercial paper	10,010	5,139
Other	1,055	947

Total	47,573	37,116

Total investments in securities	$390,112	$406,074

(1)	Includes commitments related to mortgage-related securities that are accounted for as securities.

Trading Securities

Trading securities are recorded at fair value with subsequent changes in fair value recorded as “Investment losses, net” in the consolidated statements of income. The following table displays our investments in trading securities and the amount of losses recognized from holding these securities as of December 31, 2006 and 2005.

	As of December 31,
	2006	2005
	(Dollars in millions)

Fannie Mae single-class MBS	$11,070	$14,607
Non-Fannie Mae single-class mortgage-related securities	444	503

Total	$11,514	$15,110

Losses in trading securities held in our portfolio, net	$274	$282

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We record gains or losses in “Investment losses, net” in the consolidated statements of income from both the sale of trading securities and from changes in fair value from holding trading securities in our investments portfolio. The following table displays the realized gains and losses from the sale of trading securities as well as the net change in gains and losses from holding trading securities for the years ended December 31, 2006, 2005 and 2004.

	For the Year Ended December 31,
	2006	2005	2004
	(Dollars in millions)

Realized gains (losses) from the sale of trading securities	$—	$(27)	$4
Net change in gains (losses) from holding trading securities	8	(415)	24

Available-for-Sale Securities

AFS securities are initially measured at fair value and subsequent unrealized gains and losses are recorded as a component of AOCI, net of deferred taxes, in “Stockholders’ equity.” The following table displays the gross realized gains, losses and proceeds on sales of AFS securities, exclusive of resecuritizations, for the years ended December 31, 2006, 2005 and 2004.

	For the Year Ended December 31,
	2006	2005	2004
	(Dollars in millions)

Gross realized gains	$316	$343	$332
Gross realized losses	210	91	157
Total proceeds	51,966	63,012	6,256

The following tables display the amortized cost, estimated fair values corresponding to unrealized gains and losses, and additional information regarding unrealized losses by major security type for AFS securities held as of December 31, 2006 and 2005.

	As of December 31, 2006
					Less Than 12		12 Consecutive
					Consecutive Months		Months or Longer
	Total	Gross	Gross	Total	Gross		Gross
	Amortized	Unrealized	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Cost(1)	Gains	Losses	Value	Losses	Value	Losses	Value
	(Dollars in millions)

Fannie Mae single-class MBS	$111,521	$1,136	$(1,733)	$110,924	$(35)	$2,747	$(1,698)	$62,250
Non-Fannie Mae structured mortgage-related securities	97,458	238	(396)	97,300	(49)	15,507	(347)	21,452
Fannie Mae structured MBS	75,333	514	(1,163)	74,684	(8)	2,987	(1,155)	52,135
Non-Fannie Mae single-class mortgage-related securities	27,239	187	(280)	27,146	(1)	400	(279)	16,403
Mortgage revenue bonds	16,956	371	(106)	17,221	(12)	604	(94)	3,266
Other mortgage-related securities(2)	3,504	246	—	3,750	—	—	—	—
Asset-backed securities	18,906	12	(4)	18,914	(2)	3,190	(2)	1,753
Corporate debt securities	17,573	22	(1)	17,594	(1)	2,358	—	—
Commercial paper	10,010	—	—	10,010	—	—	—	—
Other non-mortgage-related securities	986	69	—	1,055	—	—	—	—

Total	$379,486	$2,795	$(3,683)	$378,598	$(108)	$27,793	$(3,575)	$157,259

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31, 2005
					Less Than 12		12 Consecutive
					Consecutive Months		Months or Longer
	Total	Gross	Gross	Total	Gross		Gross
	Amortized	Unrealized	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Cost(1)	Gains	Losses	Value	Losses	Value	Losses	Value
	(Dollars in millions)

Fannie Mae single-class MBS	$144,193	$1,585	$(2,036)	$143,742	$(1,037)	$63,604	$(999)	$30,769
Non-Fannie Mae structured mortgage-related securities	86,273	140	(407)	86,006	(167)	20,652	(240)	11,929
Fannie Mae structured MBS	74,452	826	(1,176)	74,102	(657)	40,329	(519)	14,892
Non-Fannie Mae single-class mortgage-related securities	26,372	262	(278)	26,356	(140)	13,176	(138)	5,227
Mortgage revenue bonds	18,836	435	(93)	19,178	(37)	2,226	(56)	1,920
Other mortgage-related securities(2)	4,227	242	(5)	4,464	(4)	361	(1)	83
Asset-backed securities	19,197	14	(21)	19,190	(8)	4,617	(13)	2,813
Corporate debt securities	11,843	10	(13)	11,840	—	—	(13)	1,289
Commercial paper	5,139	—	—	5,139	—	—	—	—
Other non-mortgage-related securities	893	54	—	947	—	—	—	—

Total	$391,425	$3,568	$(4,029)	$390,964	$(2,050)	$144,965	$(1,979)	$68,922

(1)	Amortized cost includes unamortized premiums, discounts and other cost basis adjustments, as well as other-than-temporary impairment.

(2)	Includes commitments related to mortgage securities that are accounted for as securities.

The fair value of securities varies from period to period due to changes in interest rates and changes in credit performance of the underlying issuer, among other factors. We recorded other-than-temporary impairment related to investments in securities of $853 million, $1.2 billion and $389 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Included in the $3.7 billion of gross unrealized losses on AFS securities for 2006 was $3.6 billion of unrealized losses that have existed for a period of 12 consecutive months or longer. These securities are predominately rated AAA and the unrealized losses are due to overall increases in market interest rates and are generally not due to underlying credit deterioration of the issuers. Securities with unrealized losses aged greater than 12 months have a market value as of December 31, 2006 that is on average 98% of their amortized cost basis. Aged unrealized losses may be recovered within a reasonable period of time when market interest rates change and when we intend to hold securities until the unrealized loss has been recovered. Accordingly, we have concluded that none of the unrealized losses on securities in our investment portfolio represent other-than-temporary impairment as of December 31, 2006.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays the amortized cost and fair value of our AFS securities by investment classification and remaining maturity as of December 31, 2006. Contractual maturity of asset-backed securities is not a reliable indicator of their expected life because borrowers generally have the right to repay their obligations at any time.

	As of December 31, 2006
					After One Year		After Five Years
	Total	Total	One Year or Less		Through Five Years		Through Ten Years		After Ten Years
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost(1)	Value	Cost(1)	Value	Cost(1)	Value	Cost(1)	Value	Cost(1)	Value
	(Dollars in millions)

Fannie Mae single-class MBS(2)	$111,521	$110,924	$20	$20	$428	$429	$2,473	$2,493	$108,600	$107,982
Non-Fannie Mae structured mortgage-related securities(2)	97,458	97,300	—	—	—	—	5,959	6,052	91,499	91,248
Fannie Mae structured MBS(2)	75,333	74,684	25	25	30	30	885	880	74,393	73,749
Non-Fannie Mae single-class mortgage-related securities(2)	27,239	27,146	3	3	83	81	235	236	26,918	26,826
Mortgage revenue bonds	16,956	17,221	86	85	314	312	721	729	15,835	16,095
Other mortgage-related securities(3)	3,504	3,750	—	—	—	—	1	1	3,503	3,749
Asset-backed securities(2)	18,906	18,914	56	56	7,304	7,306	8,106	8,110	3,440	3,442
Corporate debt securities	17,573	17,594	2,294	2,295	15,279	15,299	—	—	—	—
Commercial paper	10,010	10,010	10,010	10,010	—	—	—	—	—	—
Other non-mortgage-related securities	986	1,055	953	1,022	33	33	—	—	—	—

Total	$379,486	$378,598	$13,447	$13,516	$23,471	$23,490	$18,380	$18,501	$324,188	$323,091

(1)	Amortized cost includes unamortized premiums, discounts and other cost basis adjustments, as well as other-than-temporary impairment.

(2)	Asset-backed securities and mortgage-backed securities are reported based on contractual maturities assuming no prepayments.

(3)	Includes commitments related to mortgage securities that are accounted for as securities.

6.	Portfolio Securitizations

We issue Fannie Mae MBS through securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or SPEs. We are considered to be the transferor when we transfer assets from our own portfolio in a portfolio securitization. For the years ended December 31, 2006 and 2005, portfolio securitizations were $42.1 billion and $74.2 billion, respectively.

For the transfers that were recorded as sales, we may retain an interest in the assets transferred to a trust. The following table displays our retained interests in the form of Fannie Mae MBS, guaranty asset and MSA as of December 31, 2006 and 2005.

	As of December 31,
	2006	2005
	(Dollars in millions)

Fannie Mae MBS	$35,830	$31,454
Guaranty asset	498	375
MSA	84	56

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

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consolidated balance sheets in “Guaranty obligations,” as it relates to our obligation to stand ready to perform on our guaranty, and “Reserve for guaranty losses,” as it relates to incurred losses.

Since the retained interests that result from our guaranty do not trade in active financial markets, we estimate their fair value by using internally developed models and market inputs for securities with similar characteristics. The key assumptions are discount rate, or yield, derived using a projected interest rate path consistent with the observed yield curve at the valuation date (forward rates), and the prepayment speed based on our proprietary models that are consistent with the projected interest rate path and expressed as a 12-month constant prepayment rate (“CPR”).

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

The following table displays the key assumptions used in measuring the fair value of our retained interests, excluding our retained interests in the form of MSA which are not significant, at the time of portfolio securitization for the years ended December 31, 2006 and 2005.

	Fannie Mae
	Single-Class
	MBS & Fannie	REMICs &	Guaranty
	Mae Megas	SMBS	Assets

For the year ended December 31, 2006
Weighted-average life(1)	5.0 years	6.3 years	6.6 years
Average 12-month CPR(2)	22.54%	13.21%	9.55%
Average discount rate assumption(3)	5.73	5.69	9.16
For the year ended December 31, 2005
Weighted-average life(1)	7.8 years	6.0 years	6.6 years
Average 12-month CPR(2)	9.39%	14.36%	12.55%
Average discount rate assumption(3)	5.17	4.92	7.74

(1)	The average number of years for which each dollar of unpaid principal on a loan or mortgage-related security remains outstanding.

(2)	Represents the expected lifetime average payment rate, which is based on the constant annualized prepayment rate for mortgage loans.

(3)	The interest rate used in determining the present value of future cash flows.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays the key assumptions used in measuring the fair value of our retained interests, excluding our MSA which is not material, related to portfolio securitization transactions as of December 31, 2006 and 2005 and a sensitivity analysis showing the impact of changes in both prepayment speed assumptions and discount rates.

	Fannie Mae
	Single-Class
	MBS & Fannie	REMICs &	Guaranty
	Mae Megas	SMBS	Assets

As of December 31, 2006
Retained interest valuation at period end:
Fair value (dollars in millions)	$8,743	$27,087	$498
Weighted-average life(1)	7.1 years	5.9 years	6.7 years
Prepayment speed assumptions:
Average 12-month CPR prepayment speed assumption(2)	12.7%	10.5%	10.8%
Impact on value from a 10% adverse change	$(9)	$(7)	$(20)
Impact on value from a 20% adverse change	(18)	(13)	(38)
Discount rate assumptions:
Average discount rate assumption(3)	5.49%	5.54%	9.30%
Impact on value from a 10% adverse change	$(247)	$(660)	$(18)
Impact on value from a 20% adverse change	(480)	(1,291)	(35)
As of December 31, 2005
Retained interest valuation at period end:
Fair value (dollars in millions)	$8,545	$22,909	$375
Weighted-average life(1)	8.0 years	5.4 years	6.9 years
Prepayment speed assumptions:
Average 12-month CPR prepayment speed assumption(2)	7.6%	6.7%	9.6%
Impact on value from a 10% adverse change	$(11)	$(5)	$(14)
Impact on value from a 20% adverse change	(24)	(10)	(28)
Discount rate assumptions:
Average discount rate assumption(3)	5.41%	5.23%	9.18%
Impact on value from a 10% adverse change	$(262)	$(517)	$(13)
Impact on value from a 20% adverse change	(509)	(1,012)	(26)

(1)	The average number of years for which each dollar of unpaid principal on a loan or mortgage-related security remains outstanding.

(2)	Represents the expected lifetime average payment rate, which is based on the constant annualized prepayment rate for mortgage loans.

(3)	The interest rate used in determining the present value of future cash flows.

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

The gain or loss on portfolio securitizations that qualify as sales depends, in part, on the carrying amount of the financial assets sold. The carrying amount of the financial assets sold is allocated between the assets sold and the retained interests, if any, based on their relative fair values at the date of sale. Further, our recourse obligations are recognized at their full fair value at the date of sale, which serves as a reduction of sale proceeds in the gain or loss calculation. We recorded a net gain on portfolio securitizations of $152 million and $259 million for the years ended December 31, 2006 and 2005, respectively, and a net loss of $34 million

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for the year ended December 31, 2004. These amounts are recognized as “Investment losses, net” in the consolidated statements of income.

The following table displays cash flows on our securitization trusts related to portfolio securitizations accounted for as sales for the years ended December 31, 2006, 2005 and 2004.

	For the Year Ended December 31,
	2006	2005	2004
	(Dollars in millions)

Proceeds from new securitizations	$32,078	$55,031	$12,335
Guaranty fees	85	60	47
Principal and interest received on retained interests	6,186	2,889	5,206
Payment for purchases of delinquent or foreclosed assets	(55)	(37)	(50)

“Managed loans” are defined as on-balance sheet mortgage loans as well as mortgage loans that have been securitized in a portfolio securitization. The following table displays combined information on the unpaid principal balances and principal amounts on nonaccrual loans related to managed loans as of December 31, 2006 and 2005.

		Principal
	Unpaid	Amount on
	Principal	Nonaccrual
	Balance	Loans(1)
	(Dollars in millions)

As of December 31, 2006
Loans held for investment	$378,119	$5,986
Loans held for sale	4,926	1
Securitized loans	68,962	99

Total loans managed	$452,007	$6,086

As of December 31, 2005
Loans held for investment	$361,567	$8,322
Loans held for sale	5,113	13
Securitized loans	49,704	118

Total loans managed	$416,384	$8,453

(1)	Loans for which interest is no longer being accrued. In general, we prospectively discontinue accruing interest when payment of principal and interest becomes three or more months past due.

Net credit losses incurred during the years ended December 31, 2006, 2005 and 2004 related to loans held in our portfolio and loans underlying Fannie Mae MBS issued from our portfolio were $262 million, $145 million $204 million, respectively.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Acquired Property, Net

Acquired property, net includes foreclosed property received in full satisfaction of a loan net of a valuation allowance for subsequent fair value declines. The following table displays the activity in acquired property and the related valuation allowance for the years ended December 31, 2006, 2005 and 2004.

	Acquired	Valuation	Acquired
	Property	Allowance	Property, Net
	(Dollars in millions)

Balance, January 1, 2004	$1,367	$(47)	$1,320
Additions	3,035	(155)	2,880
Disposals	(2,624)	133	(2,491)
Write-downs, net of recoveries	—	(5)	(5)

Balance, December 31, 2004	1,778	(74)	1,704
Additions	2,953	(118)	2,835
Disposals	(2,880)	117	(2,763)
Write-downs, net of recoveries	—	(5)	(5)

Balance, December 31, 2005	1,851	(80)	1,771
Additions	3,255	(159)	3,096
Disposals	(2,849)	140	(2,709)
Write-down, net of recoveries	—	(17)	(17)

Balance, December 31, 2006	$2,257	$(116)	$2,141

During 2005, we began providing some of our properties in the Gulf Coast region to families impacted by Hurricane Katrina. As such, we reclassified these properties from held for sale to held for use. Upon vacancy, such property is reclassified to held for sale. The following table displays the carrying amount of properties held for use as of December 31, 2006 and 2005.

	As of December 31,
	2006	2005
	(Dollars in millions)

Balance, January 1	$118	$—
Transfers in from held for sale, net	193	163
Transfers to held for sale, net	(76)	(39)
Depreciation and asset write-downs	(11)	(6)

Balance, December 31	$224	$118

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

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We record a guaranty obligation for (i) guaranties on lender swap transactions issued or modified on or after January 1, 2003, pursuant to FIN 45, (ii) guaranties on portfolio securitization transactions, (iii) credit enhancements on mortgage revenue bonds, and (iv) our obligation to absorb losses under long-term standby commitments. Our guaranty obligation represents our estimated obligation to stand ready to perform on these guaranties. Our guaranty obligation is recorded at fair value at inception. The carrying amount of the guaranty obligation, excluding deferred profit, was $6.5 billion and $5.2 billion as of December 31, 2006 and 2005, respectively. We also record an estimate of incurred credit losses on these guaranties in “Reserve for guaranty losses” in the consolidated balance sheets, as discussed further in “Note 4, Allowance for Loan Losses and Reserve for Guaranty Losses.”

These guaranties expose us to credit losses on the mortgage loans or, in the case of mortgage-related securities, the underlying mortgage loans of the related securities. The contractual terms of our guaranties range from 30 days to 30 years. However, the actual term of each guaranty may be significantly less than the contractual term based on the prepayment characteristics of the related mortgage loans. For those guaranties recorded in the consolidated balance sheets, our maximum potential exposure under these guaranties is primarily comprised of the unpaid principal balance of the underlying mortgage loans, which was $1.7 trillion and $1.5 trillion as of December 31, 2006 and 2005, respectively. In addition, we had exposure of $254.6 billion and $322.3 billion for other guaranties not recorded in the consolidated balance sheets as of December 31, 2006 and 2005, respectively. See “Note 18, Concentrations of Credit Risk” for further details on these guaranties. Our maximum potential interest payments associated with these guaranties are not expected to exceed 120 days of interest at the certificate rate, since we typically purchase delinquent mortgage loans when the cost of advancing interest under the guaranties exceeds the cost of holding the nonperforming loans in our mortgage portfolio.

The maximum exposure from our guaranties is not representative of the actual loss we are likely to incur, based on our historical loss experience. In the event we were required to make payments under our guaranties, we would pursue recovery of these payments by exercising our rights to the collateral backing the underlying loans or through available credit enhancements, which includes all recourse with third parties and mortgage insurance. The maximum amount we could recover through available credit enhancements and recourse with third-parties was $99.4 billion and $102.8 billion as of December 31, 2006 and 2005, respectively.

Guaranty Obligations

The following table displays changes in “Guaranty obligations” for the years ended December 31, 2006, 2005 and 2004.

	For the Year Ended December 31,
	2006	2005	2004
	(Dollars in millions)

Beginning balance, January 1	$10,016	$8,784	$6,401
Additions to guaranty obligations(1)	4,707	4,982	5,050
Amortization of guaranty obligation into guaranty fee income	(3,217)	(3,287)	(2,173)
Impact of consolidation activity(2)	(361)	(463)	(494)

Ending balance, December 31	$11,145	$10,016	$8,784

(1)	Represents the fair value of the contractual obligation and deferred profit at issuance of new guaranties.

(2)	Upon consolidation of MBS trusts, we derecognize our guaranty obligation to the respective trust.

Deferred profit is a component of “Guaranty obligations” in the consolidated balance sheets and is included in the table above. We record deferred profit on guaranties issued or modified on or after the adoption date of FIN 45 if the consideration we expect to receive for our guaranty exceeds the estimated fair value of the

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

guaranty obligation. Deferred profit had a carrying amount of $4.6 billion and $4.8 billion as of December 31, 2006 and 2005, respectively. We recognized deferred profit amortization of $1.2 billion, $1.5 billion and $1.3 billion for the years ended December 31, 2006, 2005 and 2004, respectively.

Fannie Mae MBS Included in Investments in Securities

For Fannie Mae MBS included in “Investments in securities,” we do not eliminate or extinguish the guaranty arrangement because it is a contractual arrangement with the unconsolidated MBS trusts. The fair value of Fannie Mae MBS is determined based on observable market prices because most Fannie Mae MBS are actively traded. Fannie Mae MBS receive high credit quality ratings primarily because of our guaranty. Absent our guaranty, Fannie Mae MBS would be subject to the credit risk on the underlying loans. We continue to recognize a guaranty obligation and a reserve for guaranty losses associated with these securities because we carry these securities in the consolidated financial statements as guaranteed Fannie Mae MBS. The fair value of the guaranty obligation, net of deferred profit, associated with Fannie Mae MBS included in “Investments in securities” approximates the fair value of the credit risk that exists on these Fannie Mae MBS absent our guaranty. The fair value of the guaranty obligation, net of deferred profit, associated with the Fannie Mae MBS included in “Investments in securities” was $95 million and $118 million as of December 31, 2006 and 2005, respectively.

Master Servicing

We do not perform the day-to-day servicing of mortgage loans in an MBS trust in a Fannie Mae securitization transaction; however, we are compensated to carry out administrative functions for the trust and oversee the primary servicer’s performance of the day-to-day servicing of the trust’s mortgage assets. This arrangement gives rise to either an MSA or an MSL.

The following table displays the carrying value and fair value of our MSA for the years ended December 31, 2006, 2005, and 2004.

	For the Year Ended December 31,
	2006	2005	2004
	(Dollars in millions)

Cost basis:
Beginning balance	$812	$599	$442
Additions	371	350	212
Amortization	(127)	(111)	(22)
Other-than-temporary impairments	(12)	(2)	(23)
Reductions for MBS trusts paid-off and impact of consolidation activity	(27)	(24)	(10)

Ending balance	1,017	812	599

Valuation allowance:
Beginning balance	9	19	74
LOCOM adjustments	155	96	404
LOCOM recoveries	(155)	(106)	(459)

Ending balance	9	9	19

Carrying Value	$1,008	$803	$580

Fair Value	$1,690	$1,452	$808

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Short-term Borrowings and Long-term Debt

We obtain the funds to finance our mortgage purchases and other business activities by selling debt securities in both the domestic and international capital markets. We issue a variety of debt securities to fulfill our ongoing funding needs.

Short-term Borrowings

Our short-term borrowings, borrowings with an original contractual maturity of one year or less, consist of both “Federal funds purchased and securities sold under agreements to repurchase” and “Short-term debt” in the consolidated balance sheets. The following table displays our short-term borrowings as of December 31, 2006 and 2005.

	As of December 31,
	2006		2005
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Outstanding	Rate(1)	Outstanding	Rate(1)
	(Dollars in millions)

Federal funds purchased and securities sold under agreements to repurchase	$700	5.36%	$705	3.90%

Fixed short-term debt:
Discount notes	$158,785	5.16%	$166,645	4.08%
Foreign exchange discount notes	194	4.09	1,367	2.66
Other short-term debt	5,707	5.24	941	3.75

Total fixed short-term debt	164,686	5.16	168,953	4.07
Floating short-term debt	—	—	645	4.16
Debt from consolidations	1,124	5.32	3,588	4.25

Total short-term debt	$165,810	5.16%	$173,186	4.07%

(1)	Includes discounts, premiums and other cost basis adjustments.

Our federal funds purchased and securities sold under agreements to repurchase represent agreements to repurchase securities from banks with excess reserves on a particular day for a specified price, with the repayment generally occurring on the following day. Our short-term debt includes discount notes and foreign exchange discount notes, as well as other short-term debt. Our discount notes are unsecured general obligations and have maturities ranging from overnight to 360 days from the date of issuance.

Additionally, we issue foreign exchange discount notes in the Euro money market enabling investors to hold short-term investments in different currencies. We have the ability to issue foreign exchange discount notes in all tradable currencies in maturities from 5 days to 360 days. Both of these types of debt securities are issued with interest rates that are either fixed or floating. We also have short-term debt from consolidations.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term Debt

Long-term debt represents borrowings with an original contractual maturity of greater than one year. The following table displays our long-term debt as of December 31, 2006 and 2005.

	As of December 31,
	2006			2005
			Weighted			Weighted
			Average			Average
			Interest			Interest
	Maturities	Outstanding	Rate(1)	Maturities	Outstanding	Rate(1)
	(Dollars in millions)

Senior fixed:
Benchmark notes and bonds	2007-2030	$277,453	4.98%	2006-2030	$288,515	4.69%
Medium-term notes	2007-2016	239,033	4.75	2006-2015	207,445	3.92
Foreign exchange notes and bonds	2007-2028	4,340	3.88	2006-2028	4,236	3.73
Other long-term debt	2007-2038	55,273	6.05	2006-2038	46,320	5.99

Total senior fixed		576,099	4.98		546,516	4.50
Senior floating medium-term notes	2007-2016	5,522	5.06	2006-2010	23,257	4.34
Subordinated fixed:
Medium-term notes	2007-2011	5,500	5.38	2006-2011	6,994	5.44
Other subordinated debt	2012-2019	7,352	6.30	2012-2019	7,250	6.25

Total subordinated fixed		12,852	5.91		14,244	5.85
Debt from consolidations	2007-2039	6,763	5.98	2006-2039	6,807	5.85

Total long-term debt(2)		$601,236	5.01%		$590,824	4.54%

(1)	Includes discounts, premiums and other cost basis adjustments.

(2)	Reported amounts include a net premium and cost basis adjustments of $11.9 billion and $10.7 billion as of December 31, 2006 and 2005, respectively.

Our long-term debt includes a variety of debt types. We issue both fixed and floating medium-term notes, which range in maturity from one to ten years and are issued through dealer banks. We also offer both senior and subordinated benchmark notes and bonds in large, regularly-scheduled issuances that provide increased efficiency, liquidity and tradability to the market. Our outstanding subordinated benchmark debt, net of discounts, premiums and other cost basis adjustments, was $12.9 billion and $14.2 billion for the years ended December 31, 2006 and 2005, respectively. Additionally, we have issued notes and bonds denominated in several foreign currencies and are prepared to issue debt in numerous other currencies. All foreign currency-denominated transactions are swapped back into U.S. dollars through the use of foreign currency swaps for the purpose of funding our mortgage assets.

Our other long-term debt includes callable and non-callable securities, which include all long-term non-benchmark securities, such as zero-coupons, fixed and other long-term securities, and are generally negotiated underwritings with one or more dealers or dealer banks.

Debt from Consolidations

Debt from consolidations includes debt from both MBS trust consolidations and certain secured borrowings. Debt from MBS trust consolidations represents our liability to third-party beneficial interest holders when the assets of a corresponding trust have been included in the consolidated balance sheets and we do not own all of the beneficial interests in the trust. Long-term debt from these transactions in the consolidated balance sheets as of December 31, 2006 and 2005 was $5.4 billion and $5.1 billion, respectively.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additionally, we record a secured borrowing, to the extent of proceeds received, upon the transfer of financial assets from the consolidated balance sheets that does not qualify as a sale. Long-term debt from these transactions in the consolidated balance sheets as of December 31, 2006 and 2005 was $1.4 billion and $1.7 billion, respectively.

Characteristics of Debt

As of December 31, 2006 and 2005, the face amount of our debt securities was $773.4 billion and $766.3 billion, respectively. As of December 31, 2006 and 2005, we had zero-coupon debt with a face amount of $182.5 billion and $188.1 billion, respectively, which had an effective interest rate of 5.3% and 4.2%, respectively.

We issue callable debt instruments to manage the duration and prepayment risk of expected cash flows of the mortgage assets we own. Our outstanding debt as of December 31, 2006 included $201.5 billion of callable debt that could be redeemed in whole or in part at our option any time on or after a specified date.

The table below displays the amount of our long-term debt as of December 31, 2006 by year of maturity for each of the years 2007-2011 and thereafter. The first column assumes that we pay off this debt at maturity, while the second column assumes that we redeem our callable debt at the next available call date.

		Assuming Callable Debt
	Long-Term Debt by	Redeemed at Next
	Year of Maturity	Available Call Date
	(Dollars in millions)

2007	$134,560	$284,207
2008	108,759	100,829
2009	78,291	51,495
2010	51,078	38,325
2011	54,430	34,122
Thereafter	167,355	85,495
Debt from consolidations(1)	6,763	6,763

Total(2)	$601,236	$601,236

(1)	Contractual maturity of debt from consolidations is not a reliable indicator of expected maturity because borrowers of the underlying loans generally have the right to prepay their obligations at any time.

(2)	Reported amount includes a net premium and cost basis adjustments of $11.9 billion.

The table below displays the amount of our debt called and repurchased and the associated weighted average interest rates, as well as losses from these debt extinguishments, for the years ended December 31, 2006, 2005 and 2004.

	For the Year Ended December 31,
	2006	2005	2004
	(Dollars in millions)

Debt called	$24,137	$27,958	$155,569
Weighted average interest rate of debt called	5.9%	5.1%	2.8%
Debt repurchased	$15,515	$22,876	$4,291
Weighted average interest rate of debt repurchased	4.7%	4.1%	3.5%
Debt extinguishment gains (losses), net	$201	$(68)	$(152)

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Derivative Instruments

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

Although derivative instruments are critical to our interest rate risk management strategy, we did not apply hedge accounting to instruments entered into during the three-year period ended December 31, 2006. As such, all fair value changes and gains and losses on these derivatives, including accrued interest, were recognized as “Derivatives fair value losses, net” in the consolidated statements of income.

Prior to our adoption of SFAS 133, certain of our derivative instruments met the criteria for hedge accounting under the accounting standards at that time. Accordingly, effective with our adoption of SFAS 133, we deferred gains of approximately $230 million from fair value-type hedges as basis adjustments to the related debt and $75 million for cash flow-type hedges in AOCI. We recorded amortization related to the fair value-type hedges of $18 million, $22 million and $31 million for the years ended December 31, 2006, 2005 and 2004, respectively, in the consolidated statements of income as a reduction of “Interest expense” or “Debt extinguishment losses, net” if the related debt is extinguished. We recorded amortization related to the cash flow-type hedges of $7 million for each of the years ended December 31, 2006, 2005 and 2004, as a reduction of “Interest expense” in the consolidated statements of income.

Risk Management Derivatives

We issue various types of debt to finance the acquisition of mortgages and mortgage-related securities. We use interest rate swaps and interest rate options, in combination with our debt issuances, to better match both the duration and prepayment risk of our mortgages and mortgage-related securities, which we would not be able to accomplish solely through the issuance of debt. These instruments primarily include interest rate swaps, swaptions and caps. Interest rate swaps provide for the exchange of fixed and variable interest payments based on contractual notional principal amounts. These may include callable swaps, which give counterparties or us the right to terminate interest rate swaps before their stated maturities. Swaptions provide us with an option to enter into interest rate swaps at a future date. Caps provide ceilings on the interest rates of our variable-rate debt. We also use basis swaps, which provide for the exchange of variable payments based on different interest rate indices, such as the Treasury Bill rate, the Prime rate, or the London Inter-Bank Offered Rate. Although our foreign-denominated debt represents approximately 1% of total debt outstanding as of both December 31, 2006 and 2005, we enter into foreign currency swaps to effectively convert our foreign-denominated debt into U.S. dollars.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays the outstanding notional balances and fair value of our derivative instruments, excluding mortgage commitment derivatives, as of December 31, 2006 and 2005.

	As of December 31,
	2006		2005
		Fair		Fair
	Notional	Value(1)	Notional	Value(1)
	(Dollars in millions)

Swaps:
Pay-fixed	$268,068	$(1,447)	$188,787	$(2,954)
Receive-fixed	247,084	(615)	123,907	(1,301)
Foreign currency	4,551	371	5,645	200
Basis	950	(2)	4,000	(2)
Swaptions:
Receive-fixed	114,921	3,721	138,595	6,202
Pay-fixed	95,350	1,102	149,405	2,270
Interest rate caps	14,000	124	33,000	436
Other(2)	469	65	776	69

	745,393	3,319	644,115	4,920
Accrued interest receivable (payable)	—	406	—	(548)

Total	$745,393	$3,725	$644,115	$4,372

(1)	Represents the net of “Derivative assets at fair value” and “Derivative liabilities at fair value” for derivatives excluding mortgage commitment derivatives.

(2)	Includes MBS options, swap credit enhancements and mortgage insurance contracts that are accounted for as derivatives and certain forward starting debt. The mortgage insurance contracts have payment provisions that are not based on a notional amount.

Mortgage Commitment Derivatives

We enter into forward purchase and sale commitments that lock in the future delivery of mortgage loans and mortgage-related securities at a fixed price or yield. Certain commitments to purchase mortgage loans and purchase or sell mortgage-related securities meet the criteria of a derivative and these commitments are recorded in the consolidated balance sheets at fair value as either “Derivative assets at fair value” or “Derivative liabilities at fair value.” The following table displays the outstanding notional balance and fair value of our mortgage commitment derivatives as of December 31, 2006 and 2005.

	As of December 31,
	2006		2005
		Fair		Fair
	Notional	Value(1)	Notional	Value(1)
	(Dollars in millions)

Mortgage commitments to purchase whole loans	$1,741	$(6)	$2,081	$6
Forward contracts to purchase mortgage-related securities	16,556	(25)	17,993	62
Forward contracts to sell mortgage-related securities	21,631	53	19,120	(66)

Total	$39,928	$22	$39,194	$2

(1)	Represents the net of “Derivative assets at fair value” and “Derivative liabilities at fair value” for mortgage commitment derivatives.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Income Taxes

We operate as a government-sponsored enterprise. We are subject to federal income tax, but we are exempt from state and local income taxes. The following table displays the components of our provision for federal income taxes for the years ended December 31, 2006, 2005 and 2004.

	For the Year Ended
	December 31,
	2006	2005	2004
	(Dollars in millions)

Current income tax expense	$745	$874	$2,651
Deferred income tax (benefit) expense	(579)	403	(1,627)

Provision for federal income taxes	$166	$1,277	$1,024

The table above excludes the income tax effect of our minimum pension liability, unrealized gains and losses of AFS securities and guaranty assets and buy-ups, since the tax effect of those items is recognized directly in “Stockholders’ equity.” Stockholders’ equity increased by $182 million and $2.4 billion for the years ended December 31, 2006 and 2005, respectively, as a result of these tax effects. Additionally, the table above does not reflect the tax impact of extraordinary gains (losses) as this amount is recorded in the consolidated statements of income, net of tax effect. We recorded tax expense of $7 million and $29 million for the years ended December 31, 2006 and 2005, respectively, and a tax benefit of $4 million for the year ended December 31, 2004 related to extraordinary gains (losses).

The following table displays the difference between our effective tax rates and the statutory federal tax rates for the years ended December 31, 2006, 2005 and 2004.

	For the Year Ended December 31,
	2006	2005	2004

Statutory corporate tax rate	35.0%	35.0%	35.0%
Tax-exempt interest and dividends-received deductions	(6.0)	(4.0)	(5.4)
Equity investments in affordable housing projects	(25.0)	(13.1)	(14.5)
Penalty	—	—	2.4
Other	(0.1)	(1.0)	(0.3)

Effective tax rate	3.9%	16.9%	17.2%

The effective tax rate is the provision for federal income taxes, excluding the tax effect of extraordinary items and cumulative effect of change in accounting principle, expressed as a percentage of income before federal income taxes. The effective tax rate for the years ended December 31, 2006, 2005 and 2004 is different from the federal statutory rate of 35% primarily due to the benefits of our holdings of our investments in housing projects eligible for the low-income housing tax credit and other equity investments that provide tax credits as well as our holdings of tax-exempt investments. In 2004, offsetting these decreases to the effective tax rate was the tax impact of the $400 million civil penalty agreed to with OFHEO and the SEC that is non-deductible for tax purposes.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays our deferred tax assets and deferred tax liabilities as of December 31, 2006 and 2005.

	As of December 31,
	2006	2005
	(Dollars in millions)

Deferred tax assets:
Debt and derivative instruments	$4,773	$5,221
Net guaranty assets and obligations and related items	1,012	854
Partnership and equity investments and related credits	1,006	67
Mortgage and mortgage-related assets	804	201
Allowance for loan losses and basis in acquired property, net	556	623
Employee compensation and benefits	237	178
Cash fees and other upfront payments	196	252
Other, net	—	288

Total deferred tax assets	8,584	7,684

Deferred tax liabilities:
Other, net	79	—

Total deferred tax liabilities	79	—

Net deferred tax assets	$8,505	$7,684

For the periods presented, we determined that, based on available evidence, a valuation allowance against our deferred tax assets was not necessary. As of December 31, 2006, we had tax credit carryforwards of $1.1 billion that expire starting in 2025.

We are subject to examination by the Internal Revenue Service (“IRS”). The IRS is currently examining our 2005 tax return. The IRS Appeals Division is currently considering issues related to tax years 1999-2001 and will soon be considering issues related to tax years 2002-2004. We and the IRS have resolved all issues raised by the IRS for the years prior to 1999.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Earnings Per Share

The following table displays the computation of basic and diluted earnings per share of common stock.

	For the Year Ended December 31,
	2006	2005	2004
	(Dollars and shares in millions,
	except per share amounts)

Income before extraordinary gains (losses)	$4,047	$6,294	$4,975
Extraordinary gains (losses), net of tax effect	12	53	(8)

Net income	4,059	6,347	4,967
Preferred stock dividends	(511)	(486)	(165)

Net income available to common stockholders(1)	$3,548	$5,861	$4,802

Weighted-average common shares outstanding—basic	971	970	970
Dilutive potential common shares(2)	1	28	3

Weighted-average common shares outstanding—diluted	972	998	973

Basic earnings per share:
Earnings before extraordinary gains (losses)(3)	$3.64	$5.99	$4.96
Extraordinary gains (losses), net of tax effect	0.01	0.05	(0.01)

Basic earnings per share	$3.65	$6.04	$4.95

Diluted earnings per share:
Earnings before extraordinary gains (losses)(3)	$3.64	$5.96	$4.94
Extraordinary gains (losses), net of tax effect	0.01	0.05	—

Diluted earnings per share	$3.65	$6.01	$4.94

(1)	In the computation of diluted EPS for 2005, the convertible preferred stock dividends of $135 million are added back to net income available to common stockholders since the assumed conversion of the preferred shares is dilutive and assumed to be converted from the beginning of the period. For 2006, the assumed conversion of the preferred shares had an anti-dilutive effect.

(2)	Amount includes approximately 1 million, 1 million, and 3 million incremental shares from in-the-money nonqualified stock options and other performance awards. Amount for 2005 also includes 27 million incremental shares from the assumed conversion of outstanding convertible preferred stock. Weighted-average options and performance awards to purchase approximately 20 million, 22 million and 14 million shares of common stock were outstanding in 2006, 2005, and 2004, respectively, but were excluded from the computation of diluted EPS since they would have been anti-dilutive.

(3)	Amount is net of preferred stock dividends.

13.	Stock-Based Compensation Plans

We have two stock-based compensation plans, the 1985 Employee Stock Purchase Plan and the Stock Compensation Plan of 2003. Under these plans, we offer various stock-based compensation programs where we provide employees an opportunity to purchase Fannie Mae common stock or we periodically make stock awards to certain employees in the form of nonqualified stock options, performance share awards, restricted stock awards, restricted stock units or stock bonus awards. In connection with our stock-based compensation plans, we recorded compensation expense of $116 million, $33 million and $105 million for the years ended December 31, 2006, 2005 and 2004, respectively. The compensation expense amount for 2005 included a $64 million benefit related to the reversal of amounts previously recorded under our Performance Share Program as discussed below. In 2006, we recognized $2 million of compensation cost related to stock awards

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

granted prior to the adoption of SFAS 123R to employees eligible for retirement on or before December 31, 2006.

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

The Stock Compensation Plan of 2003 (the “2003 Plan”) is the successor to the Stock Compensation Plan of 1993 (the “1993 Plan”). The 2003 Plan enables us to make stock awards in various forms and combinations. Under the 2003 Plan, these include stock options, stock appreciation rights, restricted stock, restricted stock units, performance share awards and stock bonus awards. The aggregate maximum number of shares of common stock available for award to employees and non-management directors under the 2003 Plan is 40 million. Since its inception in 2003 and after the effects of cancellations, we have awarded 7,580,006 shares under this plan. The shares awarded under the 2003 Plan may be authorized and unissued shares, treasury shares or shares purchased on the open market. No new awards were permitted under the 1993 Plan after May 20, 2003, except for automatic grants of restricted stock to directors joining our Board of Directors through May 2006.

Stock-Based Compensation Programs

Nonqualified Stock Options

Under the 2003 Plan, we may grant stock options to eligible employees and non-management members of the Board of Directors. Generally, employees and non-management directors cannot exercise their options until at least one year subsequent to the grant date, and they expire ten years from the date of grant. Typically, options vest 25% per year beginning on the first anniversary of the date of grant. The exercise price of each option was equal to the fair market value of our common stock on the date we granted the option. We recorded compensation expense related to nonqualified stock options of $21 million, $23 million and $34 million for the years ended December 31, 2006, 2005 and 2004, respectively. The total unrecognized compensation cost related to unvested options in this program is $9 million for 2006, which is expected to be realized over a weighted average life of 0.7 years. Cash received from the exercise of options in 2006 was $22 million.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays nonqualified stock option activity for the years ended December 31, 2006, 2005 and 2004.

	For the Year Ended December 31,
	2006			2005			2004
		Weighted-	Weighted-		Weighted-	Weighted-		Weighted-	Weighted-
		Average	Average		Average	Average		Average	Average
		Exercise	Fair Value		Exercise	Fair Value		Exercise	Fair Value
	Options(1)	Price	at Grant Date	Options(1)	Price	at Grant Date	Options(1)	Price	at Grant Date

Beginning balance, January 1	21,964	$68.93	$22.39	24,849	$67.10	$21.65	26,077	$62.78	$20.71
Granted	—	—	—	16	65.03	16.97	2,595	78.04	20.83
Exercised	(1,172)	39.71	11.68	(1,356)	30.24	7.98	(3,263)	39.63	12.52
Forfeited and/or expired	(1,043)	73.10	23.58	(1,545)	73.19	22.99	(560)	76.53	25.54

Ending balance, December 31	19,749	$70.44	$22.97	21,964	$68.93	$22.39	24,849	$67.10	$21.65

Options exercisable, December 31	18,305	$70.18	$23.19	18,858	$68.19	$22.75	18,760	$64.73	$21.74

Options vested or expected to vest as of December 31, 2006(2)	19,720	$70.44	$22.98

(1)	Options in thousands.

(2)	Includes vested shares and nonvested shares after an estimated forfeiture rate is applied.

The intrinsic value for options exercised during 2006 was $21 million. As of December 31, 2006, the intrinsic value of in-the-money options outstanding was $16 million, and the weighted-average remaining contractual term was 3.8 years and 3.6 years for options outstanding and exercisable, respectively. The total fair value of options vested in 2006 was $30 million.

Employee Stock Purchase Program Plus

The Employee Stock Purchase Program Plus consists of two parts: (i) an opportunity to purchase shares of common stock pursuant to the 1985 Purchase Plan (the “ESPP Component”); and (ii) a contingent stock bonus award pursuant to the provisions of the 1993 Plan for the 2003 offering and the 2003 Plan for the 2004 offering (the “Plus Component”). Under the ESPP Component, employees could purchase shares at 95% of the stock price on the grant date. Under the Plus Component, employees were granted a stock bonus contingent upon meeting our predetermined corporate thresholds. There was no offering for 2006 or 2005.

In 2004, we issued 2,568 shares of common stock to employees who retired during the year under the 2004 offering of the ESPP Component. No additional issuances were made under the 2004 offering as the stock price was less than the purchase price at the end of the year. Additionally, eligible employees purchased 1,764,983 shares of common stock in 2004 at $61.28 per share under the 2003 offering. All shares vest immediately upon purchase by the employee.

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

The ESPP and Plus component under the program are compensatory. Therefore, we recognized compensation expense for grants under both programs of $1 million and $14 million in 2005 and 2004, respectively.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Performance-Based Stock Bonus Award

In 2006 and 2005, the Compensation Committee of our Board of Directors approved the grant of a Performance-Based Stock Bonus Award, in lieu of offering the ESPP for such periods. Under this program, eligible employees were awarded up to 46 and 42 shares, respectively, of Fannie Mae common stock. Receipt of shares was contingent on our achievement of certain corporate objectives for 2006 and 2005. Employees eligible for the 2006 and 2005 Performance-Based Stock Bonus Awards included certain regular and term employees scheduled to work more than 20 hours per week, who were employed by us on or before March 1, 2006 and 2005, and who remained employed in an eligible status through December 29, 2006 and December 30, 2005, respectively. We recorded $13 million and $12 million in expense for the years ended December 31, 2006 and 2005 for this program. The weighted-average grant date fair value for shares granted during 2006 and 2005 was $53.18 and $58.26, respectively.

Performance Share Program

Under the 1993 and 2003 Plans, certain eligible employees may be awarded performance shares. This program has been made available only to Senior Vice Presidents and above. Under the plans, the terms and conditions of the awards are established by the Compensation Committee for the 2003 Plan and by the non-management members of the Board of Directors for the 1993 Plan. Performance shares become actual awards of common stock if the goals set for the multi-year performance cycle are attained. At the end of the performance period, we typically distribute common stock in two or three installments over a period not longer than three years as long as the participant remains employed by Fannie Mae. Generally, dividend equivalents are earned on unpaid installments of completed cycles and are paid at the same time the shares are delivered to participants. The aggregate market value of performance shares awarded is capped at three times the stock price on the date of grant. The Board authorized and granted 517,373 shares for the three-year performance period beginning in January of 2004. Performance shares had a weighted-average grant date fair value of $71.83 in 2004. We recorded $24 million in compensation costs related to this program for the year ended December 31, 2004. There were no performance shares awarded in 2006 and 2005.

On February 15, 2007, our Board of Directors determined that the remaining unpaid portion of the 2001-2003 performance period, totaling 286,549 shares and the entire unpaid amount of the 2002-2004 performance period totaling 585,341 shares would not be paid. As a result, previously recorded compensation expense of $44 million was reversed in 2005 resulting in a benefit of $44 million recorded as “Salaries and employee benefits expense” in the 2005 consolidated statement of income. Performance shares for the 2003-2005 and 2004-2006 performance periods were not issued as of December 31, 2005 because the Compensation Committee had not yet determined if we achieved our goals for each of those performance periods; however, the contingent share amounts were reduced to reflect our then current estimate of payment, reducing previously recorded compensation expense by an additional $20 million resulting in a total benefit of $64 million recorded as “Salaries and employee benefits expense” in the 2005 consolidated statement of income. Outstanding contingent grants of common stock under the Performance Share Program as of December 31, 2005 totaled 171,937 and 181,804 for the 2004-2006 and 2003-2005 performance periods, respectively.

On June 15, 2007, our Board of Directors determined that a portion of contingent shares for the 2003-2005 and 2004-2006 performance periods would be paid based on a review of both quantitative and qualitative measures. As such, outstanding contingent grants of common stock under the Performance Share Program as of December 31, 2006 totaled 141,247 shares and 145,443 shares to be issued for the 2004-2006 and 2003-2005 performance periods, respectively, which was lower than our estimated payout amount as of December 31, 2005. In 2006, we reduced our 2005 estimated accrual to the amount approved by our Board of Directors. This reduction, combined with 2006 expense for the shares approved to be paid, resulted in no expense being recorded in the 2006 consolidated statement of income. As of August 15, 2007, none of the

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares have been issued; issuance of shares to certain officers designated by OFHEO is subject to approval of OFHEO.

Restricted Stock Program

Under the 1993 and 2003 Plans, employees may be awarded grants as restricted stock awards (“RSA”) and, under the 2003 Plan, also as restricted stock units (“RSU”), depending on years of service and age at the time of grant. Each RSU represents the right to receive a share of common stock at the time of vesting. As a result, RSUs are generally similar to restricted stock, except that RSUs do not confer voting rights on their holders. By contrast, the RSAs do have voting rights. Vesting of the grants is based on continued employment. In general, grants vest in equal annual installments over three or four years beginning on the first anniversary of the date of grant. Based on the share’s fair value at grant date for each grant, the fair value of restricted stock vested in 2006 was $68 million. The compensation expense related to restricted stock is based on the grant date fair value of our common stock.

The following table displays restricted stock activity for the years ended December 31, 2006, 2005 and 2004.

	For the Year Ended December 31,
	2006		2005		2004
		Weighted Average		Weighted Average		Weighted Average
	Number of	Fair Value at	Number of	Fair Value at	Number of	Fair Value at
	Shares(1)	Grant Date	Shares(1)	Grant Date	Shares(1)	Grant Date

Nonvested as of January 1	3,025	$66.35	1,523	$75.32	806	$70.98
Granted(2)	1,694	53.57	2,240	61.89	1,037	77.50
Vested	(1,030)	65.81	(453)	73.65	(245)	70.83
Forfeited	(290)	66.36	(285)	67.47	(75)	73.44

Nonvested as of December 31	3,399	$60.15	3,025	$66.35	1,523	$75.32

(1)	Shares in thousands.

(2)	For the years ended December 31, 2006, 2005 and 2004, total number of shares include 15 shares, 291 shares and 668 shares, respectively, under the 1993 plan.

We recorded compensation expense for these restricted stock grants of $82 million, $61 million and $32 million for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, unrecognized compensation cost related to unvested restricted stock was $122 million and is expected to be realized over a weighted-average term of 2.3 years.

Stock Appreciation Rights

Under the 2003 Plan, we are permitted to grant to employees Stock Appreciation Rights (“SARs”), an award of common stock or an amount of cash, or a combination of shares of common stock and cash, the aggregate amount or value of which is determined by reference to a change in the fair value of the common stock. No SARs were granted during 2006, 2005 and 2004.

Shares Available for Future Issuance

The 1985 Purchase Plan and the 2003 Plan allow us to issue up to 90 million shares of common stock to eligible employees for all programs. As of December 31, 2006, 11,960,258 and 32,419,994 shares remained available for grant under the 1985 Purchase Plan and the 2003 Plan, respectively.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Employee Retirement Benefits

We sponsor both defined benefit plans and defined contribution plans for our employees, as well as a healthcare plan that provides certain health benefits for retired employees and their dependents.

The adoption of SFAS 158 had no effect to our consolidated statement of income for the year ended December 31, 2006 or any year presented. The following table displays the incremental effects of adopting the provisions of SFAS 158 on our consolidated balance sheet as of December 31, 2006.

	Before Application		After Application
	of SFAS 158	Adjustments	of SFAS 158
	(Dollars in millions)

Other assets	$79	$(79)	$—
Deferred tax assets	—	55	55

Total assets	$79	$(24)	$55

Other liabilities	$(280)	$(56)	$(336)
Total stockholders’ equity (AOCI)	1	80	81

Total liabilities and stockholders’ equity	$(279)	$24	$(255)

Defined Benefit Pension Plans and Postretirement Health Care Plan

Our defined benefit pension plans include qualified and nonqualified noncontributory plans. Pension plan benefits are based on years of credited service and a percentage of eligible compensation. All regular full-time employees and regular part-time employees regularly scheduled to work at least 1,000 hours per year are eligible to participate in the qualified defined benefit pension plan. We fund our qualified pension plan through employer contributions to a qualified irrevocable trust that is maintained for the sole benefit of plan participants and their beneficiaries. Contributions to our qualified pension plan are subject to a minimum funding requirement and a maximum funding limit under the Employee Retirement Income Security Act of 1974 (“ERISA”) and IRS regulations. Although we were not required to make any contributions to the qualified plan in 2006, 2005 or 2004, we did elect to make discretionary contributions in each of these years.

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

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net periodic benefit costs are determined on an actuarial basis and are included in “Salaries and employee benefits expense” in the consolidated statements of income. The following table displays components of our net periodic benefit costs for our qualified and nonqualified pension plans and our postretirement Health Care Plan for the years ended December 31, 2006, 2005 and 2004.

	For the Year Ended December 31,
	2006			2005			2004
	Pension Plans		Other Post-	Pension Plans		Other Post-	Pension Plans		Other Post-
		Non-	Retirement		Non-	Retirement		Non-	Retirement
	Qualified	Qualified	Plan	Qualified	Qualified	Plan	Qualified	Qualified	Plan
	(Dollars in millions)

Service cost	$53	$10	$12	$47	$10	$11	$38	$8	$10
Interest cost	44	9	10	37	9	9	32	7	8
Expected return on plan assets	(44)	—	—	(40)	—	—	(28)	—	—
Amortization of initial transition obligation	—	—	2	—	—	2	—	—	2
Amortization of prior service cost (benefit)	—	3	(1)	—	2	(1)	—	2	(1)
Amortization of net loss	7	3	2	5	3	1	3	4	2

Net periodic benefit cost	$60	$25	$25	$49	$24	$22	$45	$21	$21

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

The following table displays amounts recorded in AOCI, including the $80 million impact of our adoption of SFAS 158, that have not been recognized as components of net periodic benefit cost for the year ended December 31, 2006.

	For the Year Ended December 31, 2006
	Pension Plans		Other Post-
		Non-	Retirement
	Qualified	Qualified	Plan
	(Dollars in millions)

Net actuarial loss	$59	$25	$32
Net prior service cost (benefit)	10	7	(7)
Net transition obligation	—	—	12

Pre-tax amount recorded in AOCI	$69	$32	$37

After-tax amount recorded in AOCI	$45	$20	$16

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays estimated pre-tax amounts in AOCI as of December 31, 2006 expected to be recognized as components of net periodic benefit cost in 2007.

	As of December 31, 2006
	Pension Plans		Other Post-
		Non-	Retirement
	Qualified	Qualified	Plan
	(Dollars in millions)

Net actuarial loss	$—	$2	$1
Net prior service cost (benefit)	1	2	(1)
Net transition obligation	—	—	2

Total	$1	$4	$2

There were no plan assets returned to us as of August 15, 2007 and we do not expect any plan assets to be returned to us during the remainder of 2007.

Contributions to the qualified pension plan increase the plan assets while contributions to the unfunded plans are made to fund current period benefit payments or to fulfill annual funding requirements. We were not required to make minimum contributions to our qualified pension plan for each of the years in the three-year period ended December 31, 2006 since we met the minimum funding requirements as prescribed by ERISA. However, we made discretionary contributions to our qualified pension plan of $80 million, $37 million and $121 million for the years ended December 31, 2006, 2005 and 2004, respectively. We have not made a 2007 discretionary contribution to our qualified pension plans through August 15, 2007.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays the status of our pension and postretirement plans as of December 31, 2006 and 2005.

	As of December 31,
	2006			2005
	Pension Plans		Other Post-	Pension Plans		Other Post-
		Non-	Retirement		Non-	Retirement
	Qualified	Qualified	Plan	Qualified	Qualified	Plan
			(Dollars in millions)

Change in Benefit Obligation
Benefit obligation at beginning of year	$708	$164	$163	$598	$146	$139
Service cost	53	10	12	47	10	11
Interest cost	44	9	10	37	9	9
Plan participants’ contributions	—	—	1	—	—	—
Plan amendments	9	(9)	—	—	1	—
Net actuarial (loss) gain	(34)	(9)	(8)	34	2	8
Benefits paid	(10)	(4)	(4)	(8)	(4)	(4)

Benefit obligation at end of year	$770	$161	$174	$708	$164	$163

Change in Plan Assets
Fair value of plan assets at beginning of year	$602	$—	$—	$537	$—	$—
Actual return on plan assets	97	—	—	36	—	—
Employer contributions	80	4	3	37	4	4
Plan participants’ contributions	—	—	1	—	—	—
Benefits paid	(10)	(4)	(4)	(8)	(4)	(4)

Fair value of plan assets at end of year	$769	$—	$—	$602	$—	$—

Reconciliation of Funded Status to Net Amount Recognized
Over/Under funded status at end of period	$(1)	$(161)	$(174)	$(106)	$(164)	$(163)
Unrecognized net actuarial loss	—	—	—	152	37	42
Unrecognized prior service cost (benefit)	—	—	—	1	19	(7)
Unrecognized net transition obligation	—	—	—	—	—	13

Net amount recognized	$(1)	$(161)	$(174)	$47	$(108)	$(115)

Amounts Recognized in the Consolidated Balance Sheets
Deferred tax assets	$23	$11	$21	$—	$—	$—
Other assets:
Prepaid benefit cost	—	—	—	47	—	—
Intangible assets	—	—	—	—	15	—
Other liabilities:
Accrued benefit cost	(1)	(161)	(174)	—	(108)	(115)
Additional minimum pension liability	—	—	—	—	(23)	—
Accumulated other comprehensive income	45	20	16	—	8	—

Net amount recognized	$67	$(130)	$(137)	$47	$(108)	$(115)

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Actuarial gains or losses reflect annual changes in the amount of either the benefit obligation or the fair value of plan assets that result from the difference between actual experience and projected amounts or from changes in assumptions.

The following table displays information pertaining to the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for our pension plans as of December 31, 2006 and 2005.

	As of December 31,
	2006		2005
	Pension Plans		Pension Plans
		Non-		Non-
	Qualified	Qualified	Qualified	Qualified
	(Dollars in millions)

Projected benefit obligation	$770	$161	$708	$164
Accumulated benefit obligation	564	121	516	115
Fair value of plan assets	769	—	602	—

Our current funding policy is to contribute an amount at least equal to the minimum required contribution under ERISA as well as to maintain a 105% current liability funded status as of January 1 of every year. The plan assets of our funded qualified pension plan were greater than our accumulated benefit obligation by $205 million and $86 million as of December 31, 2006 and 2005, respectively.

The pension and postretirement benefit amounts recognized in the consolidated financial statements are determined on an actuarial basis using several different assumptions that are measured as of December 31, 2006, 2005 and 2004. The following table displays the actuarial assumptions for our principal plans used in determining the net periodic benefit expense in the consolidated statements of income for the years ended December 31, 2006, 2005 and 2004 and the net prepaid benefit cost (accrued benefit liability) in the consolidated balance sheets as of December 31, 2006, 2005 and 2004.

	As of December 31,
	Pension Benefits			Postretirement Benefits
	2006	2005	2004	2006	2005	2004

Weighted average assumptions used to determine net periodic benefit costs:
Discount rate	5.75%	5.75%	6.25%	5.75%	5.75%	6.25%
Average rate of increase in future compensation	5.75	5.75	5.75
Expected long-term weighted average rate of return on plan assets	7.50	7.50	7.50
Weighted average assumptions used to determine benefit obligation at year-end:
Discount rate	6.00%	5.75%	5.75%	6.00%	5.75%	5.75%
Average rate of increase in future compensation	5.75	5.75	5.75
Health care cost trend rate assumed for next year:
Pre-65				9.00%	10.00%	11.00%
Post-65				9.00	10.00	11.00
Rate that cost trend rate gradually declines to and remains at				5.00	5.00	5.00
Year that rate reaches the ultimate trend rate				2011	2011	2011

As of December 31, 2006, the effect of a 1% increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation by $5 million, while a 1% decrease would decrease the accumulated postretirement benefit obligation by $4 million. There would be no material change in the net periodic postretirement benefit cost from a 1% change in either direction.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We review our pension and postretirement benefit plan assumptions on an annual basis. We calculate the net periodic benefit expense each year based on assumptions established at the end of the previous calendar year. In determining our net periodic benefit costs, we assess the discount rate to be used in the annual actuarial valuation of our pension and postretirement benefit obligations at year-end. We consider the current yields on high-quality, corporate fixed-income debt instruments with maturities corresponding to the expected duration of our benefit obligations and supported by cash flow matching analysis based on expected cash flows specific to the characteristics of our plan participants, such as age and gender. As of December 31, 2006, the discount rate used to determine our obligation increased 25 basis points, reflecting a corresponding rate increase in corporate-fixed income debt instruments during 2006. We also assess the long-term rate of return on plan assets for our qualified pension plan. The return on asset assumption reflects our expectations for plan-level returns over a term of approximately seven to ten years. Given the longer-term nature of the assumption and a stable investment policy, it may or may not change from year to year. However, if longer-term market cycles or other economic developments impact the global investment environment, or asset allocation changes are made, we may adjust our assumption accordingly. The expected long-term rate of return on plan assets for 2006 remained unchanged from the 2005 rate of 7.5% because of the stability of the investment market and our asset allocations. Changes in assumptions used in determining pension and postretirement benefit plan expense did not have a material effect on the consolidated statements of income for the years ended December 31, 2006, 2005 or 2004.

The fair value allocation of our qualified pension plan assets on a weighted-average basis as of December 31, 2006 and 2005, and the target allocation, by asset category, are displayed below.

		Asset
		Allocation
		as of
	Target	December 31,
Investment Type	Allocation	2006	2005

Equity securities	75-85%	84%	83%
Fixed income securities	12-20%	15	14
Other	0-2%	1	3

Total		100%	100%

Given the diversity of our average employee age, gender and other characteristics, our investment strategy is to diversify our plan assets across a number of investments to reduce our concentration risk and maintain an asset allocation that allows us to meet current and future benefit obligations. With the goal of diversification, the assets of the qualified pension plan consist primarily of exchange-listed stocks, the majority of which are held in a passively managed index fund. We also invest in actively managed equity portfolios, which are restricted from investing in shares of our common or preferred stock, and in an enhanced-index intermediate duration fixed income account. In addition, the plan holds liquid short-term investments that provide for monthly pension payments, plan expenses and, from time to time, may represent uninvested contributions or reallocation of plan assets. Our asset allocation policy provides for a larger equity weighting than many companies because our active employee base is relatively young, and we have a relatively small number of retirees currently receiving benefits, both of which suggest a longer investment horizon and consequently a higher risk tolerance level. Management periodically assesses our asset allocation to assure it is consistent with our plan objectives.

The table below displays the benefits we expect to pay in each of the next five years and subsequent five years for our pension plans and postretirement plan. The expected benefits are based on the same assumptions used to measure our benefit obligation as of December 31, 2006. In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care plans that provides a benefit that is at least actuarially equivalent to Medicare Part D. We are

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

entitled to a subsidy under the Act, which reduces the accumulated postretirement benefit obligation attributed to past service and the net periodic postretirement benefit cost for the current period. We adopted FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”) prospectively as of July 1, 2004. The Act’s impact on expected benefit payments is also displayed in the table below.

	Expected Retirement Plan Benefit Payments
			Other Post Retirement Benefits
	Pension Benefits		Before Medicare	Medicare
	Qualified	Nonqualified	Part D Subsidy	Part D Subsidy
	(Dollars in millions)

2007	$12	$5	$4	$—
2008	14	5	5	—
2009	16	6	6	1
2010	20	6	7	1
2011	23	7	8	1
2012—2016	188	55	56	5

Defined Contribution Plans

Retirement Savings Plan

The Retirement Savings Plan is a defined contribution plan that includes a 401(k) before-tax feature, a regular after-tax feature and as of 2006, a Roth after-tax feature. Under the plan, eligible employees may allocate investment balances to a variety of investment options. We match employee contributions up to 3% of base salary in cash (maximum of $6,600 for 2006, $6,300 for 2005 and $6,150 for 2004). For the years ended December 31, 2006, 2005 and 2004, the maximum employee contribution as established by the IRS was $15,000, $14,000 and $13,000, respectively, with additional “catch-up” contributions permitted for participants aged 50 and older of $5,000, $4,000 and $3,000, respectively. As of December 31, 2006, participants vested in our contributions beginning at two years of participation and became fully vested after five years of participation. There was no option to invest directly in our common stock for the years ended December 31, 2006, 2005 and 2004. We recorded expense of $15 million, $14 million and $13 million for the years ended December 31, 2006, 2005 and 2004, respectively, as “Salaries and employee benefits expense” in the consolidated statements of income.

Employee Stock Ownership Plan

We have an Employee Stock Ownership Plan (“ESOP”) for eligible employees who are regularly scheduled to work at least 1,000 hours in a calendar year. Participation is not available to participants in the Executive Pension Plan. Under the plan, we may contribute annually to the ESOP an amount up to 4% of the aggregate eligible salary for all participants at the discretion of the Board of Directors or based on achievement of defined corporate goals as determined by the Board. We may contribute either shares of Fannie Mae common stock or cash to purchase Fannie Mae common stock. When contributions are made in stock, the per share price is determined using the average high and low market prices on the day preceding the contribution. Compensation cost is measured as the fair value of the shares or cash contributed to, or to be contributed to, the ESOP. We record these contributions as “Salaries and employee benefits” expense in the consolidated statements of income. Expense recorded in connection with the ESOP was $11 million, $10 million and $9 million for the years ended December 31, 2006, 2005 and 2004, respectively, based on actual contributions of 2% of salary for each of the reported years. The fair value of unearned ESOP shares, which represents the fair value of common shares issued or treasury shares sold to the ESOP, was $2 million and $1 million as of December 31, 2006 and 2005, respectively.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Participants are immediately vested in all dividends paid on the shares of Fannie Mae common stock allocated to their account. Unless employees elect to receive the dividend in cash, ESOP dividends are automatically reinvested in Fannie Mae common stock within the ESOP. If the employee does elect to receive the dividend in cash, the dividends are accrued upon declaration and are distributed in February for the four previous quarters pursuant to the employee’s election. Shares held but not allocated to participants who forfeited their shares prior to vesting are used to reduce our future contributions. ESOP shares are a component of our basic weighted-average shares outstanding for purposes of our EPS calculations, except unallocated shares which are not treated as outstanding until they are committed to be released for allocation to employee accounts. All cash contributions are held in a trust managed by the plan trustee and are invested in Fannie Mae common stock.

The following table displays the ESOP activity for the years ended December 31, 2006 and 2005.

	For the Year Ended
	December 31,
	2006	2005

Common shares allocated to employees	1,760,570	1,637,477
Common shares committed to be released to employees	199,923	182,074
Unallocated common shares	1,029	763

15.	Segment Reporting

Our three reportable segments are: Single-Family, HCD and Capital Markets. We use these three segments to generate revenue and manage business risk, and each segment is based on the type of business activities it performs. These activities are discussed below.

Description of Business Segments

Single-Family.  Our Single-Family segment works with our lender customers to securitize single-family mortgage loans into Fannie Mae MBS and to facilitate the purchase of single-family mortgage loans for our mortgage portfolio. Our Single-Family segment has responsibility for managing our credit risk exposure relating to the single-family Fannie Mae MBS held by third parties (such as lenders, depositories and global investors), as well as the single-family mortgage loans and single-family Fannie Mae MBS held in our mortgage portfolio. Our Single-Family segment also has responsibility for pricing the credit risk of the single-family mortgage loans we purchase for our mortgage portfolio. Revenues in the segment are derived primarily from (i) the guaranty fees the segment receives as compensation for assuming the credit risk on the mortgage loans underlying single-family Fannie Mae MBS and on the single-family mortgage loans held in our portfolio and (ii) interest income earned on cash flows from the date of remittance by servicers until the date of distribution to MBS certificate holders, commonly referred to as float income. The primary source of profit for the Single-Family segment is the difference between the guaranty fees earned and the costs of providing this service, including credit-related losses.

Housing and Community Development.  Our HCD segment helps to expand the supply of affordable and market-rate rental housing in the United States primarily by: (i) working with our lender customers to securitize multifamily mortgage loans into Fannie Mae MBS and to facilitate the purchase of multifamily mortgage loans for our mortgage portfolio; and (ii) making investments in rental and for-sale housing projects, including investments in rental housing that qualify for federal low-income housing tax credits. Our HCD

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

segment has responsibility for managing our credit risk exposure relating to the multifamily Fannie Mae MBS held by third parties, as well as the multifamily mortgage loans and multifamily Fannie Mae MBS held in our mortgage portfolio. Revenues in the segment are derived from a variety of sources, including the guaranty fees the segment receives as compensation for assuming the credit risk on the mortgage loans underlying multifamily Fannie Mae MBS and on the multifamily mortgage loans held in our portfolio, transaction fees associated with the multifamily business and bond credit enhancement fees. In addition, HCD’s investments in housing projects eligible for the low-income housing tax credit and other investments generate both tax credits and net operating losses that reduce our federal income tax liability. While the HCD guaranty business is similar to our Single-Family business, neither the economic return nor the nature of the credit risk are similar to those of Single-Family.

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

Segment Allocations and Results

Our segment financial results include directly attributable revenues and expenses. Additionally, we allocate (i) capital using OFHEO minimum capital requirements adjusted for over- or under-capitalization (ii) indirect administrative costs (iii) a provision for federal income taxes to each of our segments, and (iv) allocation of intercompany guaranty fee income as a charge to Capital Markets from Single-Family and HCD segments for managing the credit risk on mortgage loans held by the Capital Markets segment.

Subsequent to the issuance of our 2005 consolidated financial statements, we identified that we incorrectly allocated certain amounts in our prior year’s segment presentation because allocation methodologies were not consistently applied. The allocations impacted were related to guaranty fee income, prepayment fees, restatement and related regulatory expenses, and tax credits. We have adjusted our 2005 and 2004 segment presentation to correct these allocations. As compared to amounts previously reported, these changes result in a decrease to net income for Single-Family of $213 million and $18 million for 2005 and 2004, respectively, an increase in net income for HCD of $82 million and $88 million for 2005 and 2004, respectively, and an increase in net income for Capital Markets of $131 million in 2005 and a decrease to net income of $70 million for 2004. Such adjustments had no effect on previously reported consolidated net income for 2005 or 2004.

Additionally, in the preparation of our 2006 segment results, we refined our allocation of intercompany guaranty fee income. As a result of applying specific loan level data to determine the guaranty fee allocation, we determined that the refined measurement should be applied to prior periods for comparability purposes. As such, we reduced the allocation of the intercompany guaranty fee charge to Capital Markets, increasing net income by $94 million and $100 million for 2005 and 2004, respectively. This reduction resulted in a decrease to Single-Family intercompany guaranty fee income, reducing net income by $53 million and $100 million in 2005 and 2004, respectively. HCD intercompany guaranty fee income also decreased, reducing net income by $41 million in 2005, and resulting in no change in 2004. This refinement of our allocation methodology had no effect on previously reported consolidated net income for 2005 or 2004.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays our segment results for the years ended December 31, 2006, 2005 and 2004.

	For the Year Ended December 31, 2006
			Capital
	Single-Family	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$926	$(331)	$6,157	$6,752
Guaranty fee income (expense)(2)	4,785	486	(1,097)	4,174
Losses on certain guaranty contracts	(431)	(8)	—	(439)
Investment gains (losses), net	97	—	(780)	(683)
Derivatives fair value losses, net	—	—	(1,522)	(1,522)
Debt extinguishment gains, net	—	—	201	201
Losses from partnership investments	—	(865)	—	(865)
Fee and other income	362	355	142	859

Non-interest income (loss)	4,813	(32)	(3,056)	1,725

Provision for credit losses	577	12	—	589
Restatement and related regulatory expenses	499	202	362	1,063
Other expenses	1,530	528	554	2,612

Income (loss) before federal income taxes and extraordinary gains	3,133	(1,105)	2,185	4,213
Provision (benefit) for federal income taxes	1,089	(1,443)	520	166

Income before extraordinary gains	2,044	338	1,665	4,047
Extraordinary gains, net of tax effect	—	—	12	12

Net income	$2,044	$338	$1,677	$4,059

(1)	Includes cost of capital charge.

(2)	Includes intercompany guaranty fee income (expense) allocated to Single-Family and HCD from Capital Markets for absorbing the credit risk on mortgage loans held in our portfolio.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Year Ended December 31, 2005
			Capital
	Single-Family	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$838	$(231)	$10,898	$11,505
Guaranty fee income (expense)(2)	4,497	491	(1,063)	3,925
Losses on certain guaranty contracts(3)	(123)	(23)	—	(146)
Investment gains (losses), net	169	—	(1,503)	(1,334)
Derivatives fair value losses, net	—	—	(4,196)	(4,196)
Debt extinguishment losses, net	—	—	(68)	(68)
Losses from partnership investments	—	(849)	—	(849)
Fee and other income	250	347	929	1,526

Non-interest income (loss)	4,793	(34)	(5,901)	(1,142)

Provision (benefit) for credit losses	454	(13)	—	441
Restatement and related regulatory expenses	221	95	253	569
Other expenses	929	404	449	1,782

Income (loss) before federal income taxes and extraordinary losses	4,027	(751)	4,295	7,571
Provision (benefit) for federal income taxes	1,404	(1,254)	1,127	1,277

Income before extraordinary gains	2,623	503	3,168	6,294
Extraordinary gains, net of tax effect	—	—	53	53

Net income	$2,623	$503	$3,221	$6,347

(1)	Includes cost of capital charge.

(2)	Includes intercompany guaranty fee income (expense) allocated to Single-Family and HCD from Capital Markets for absorbing the credit risk on mortgage loans held in our portfolio.

(3)	Reclassified from guaranty fee income to conform to current year presentation.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Year Ended December 31, 2004
			Capital
	Single-Family	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$452	$(126)	$17,755	$18,081
Guaranty fee income (expense)(2)	4,336	449	(1,070)	3,715
Losses on certain guaranty contracts(3)	(43)	(68)	—	(111)
Investment gains (losses), net	84	—	(446)	(362)
Derivatives fair value losses, net	—	—	(12,256)	(12,256)
Debt extinguishment losses, net	—	—	(152)	(152)
Losses from partnership investments	—	(702)	—	(702)
Fee and other income (expense)	219	204	(19)	404

Non-interest income (loss)	4,596	(117)	(13,943)	(9,464)

Provision for credit losses	312	40	—	352
Restatement and related regulatory expenses	92	36	272	400
Other expenses	925	355	586	1,866

Income (loss) before federal income taxes and extraordinary losses	3,719	(674)	2,954	5,999
Provision (benefit) for federal income taxes	1,323	(1,099)	800	1,024

Income before extraordinary losses	2,396	425	2,154	4,975
Extraordinary losses, net of tax effect	—	—	(8)	(8)

Net income	$2,396	$425	$2,146	$4,967

(1)	Includes cost of capital charge.

(2)	Includes intercompany guaranty fee income (expense) allocated to Single-Family and HCD from Capital Markets for absorbing the credit risk on mortgage loans held in our portfolio.

(3)	Reclassified from guaranty fee income to conform to current year presentation.

The following table displays total assets by segment as of December 31, 2006 and 2005.

	As of December 31,
	2006	2005
	(Dollars in millions)

Single-Family	$15,777	$14,450
HCD	14,100	12,075
Capital Markets	814,059	807,643

Total assets	$843,936	$834,168

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

The following table displays our regulatory capital classification measures as of December 31, 2006 and 2005.

	As of December 31,
	2006(1)	2005
	(Dollars in millions)

Core capital(2)	$41,950	$39,433
Statutory minimum capital(3)	29,359	28,233

Surplus of core capital over required minimum capital	12,591	11,200

Surplus of core capital percentage over required minimum capital(4)	42.9%	39.7%
Core capital(2)	$41,950	$39,433
OFHEO-directed minimum capital(5)	38,166	36,703

Surplus of core capital over OFHEO-directed minimum capital	3,784	2,730

Surplus of core capital percentage over OFHEO-directed minimum capital(6)	9.9%	7.4%
Total capital(7)	$42,703	$40,091
Statutory risk-based capital(8)	26,870	12,636

Surplus of total capital over required risk-based capital	$15,833	$27,455

Surplus of total capital percentage over required risk-based capital(9)	58.9%	217.3%
Core capital(2)	$41,950	$39,433
Statutory critical capital(10)	15,149	14,536

Surplus of core capital over required critical capital	$26,801	$24,897

Surplus of core capital percentage over required critical capital(11)	176.9%	171.3%

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Except for statutory risk-based capital amounts, all amounts represent estimates that will be resubmitted to OFHEO for their certification. Statutory risk-based capital amounts represent previously announced results by OFHEO. OFHEO may determine that results require restatement in the future based upon analysis provided by us.

(2)	The sum of (a) the stated value of our outstanding common stock (common stock less treasury stock); (b) the stated value of our outstanding non-cumulative perpetual preferred stock; (c) our paid-in capital; and (d) our retained earnings. Core capital excludes AOCI.

(3)	Generally, the sum of (a) 2.50% of on-balance sheet assets; (b) 0.45% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties; and (c) up to 0.45% of other off-balance sheet obligations, which may be adjusted by the Director of OFHEO under certain circumstances (See 12 CFR 1750.4 for existing adjustments made by the Director of OFHEO).

(4)	Defined as the surplus of core capital over statutory minimum capital expressed as a percentage of statutory minimum capital.

(5)	This requirement was effective as of September 30, 2005, and is defined as a 30% surplus over the statutory minimum capital requirement. We are currently required to maintain this surplus under the OFHEO consent order until such time as the Director of OFHEO determines that the requirement should be modified or allowed to expire, taking into account factors such as the resolution of accounting and internal control issues.

(6)	Defined as the surplus of core capital over the OFHEO-directed minimum capital expressed as a percentage of the OFHEO-directed minimum capital.

(7)	The sum of (a) core capital and (b) the total allowance for loan losses and reserve for guaranty losses, less (c) the specific loss allowance (that is, the allowance required on individually-impaired loans). The specific loss allowance totaled $106 million and $66 million as of December 31, 2006 and 2005, respectively.

(8)	Defined as the amount of total capital required to be held to absorb projected losses flowing from future adverse interest rate and credit risk conditions specified by statute (see 12 CFR 1750.13 for conditions), plus 30% mandated by statute to cover management and operations risk.

(9)	Defined as the surplus of total capital over statutory risk-based capital expressed as a percentage of statutory risk-based capital.

(10)	Generally, the sum of (a) 1.25% of on-balance sheet assets; (b) 0.25% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties; and (c) up to 0.25% of other off-balance sheet obligations, which may be adjusted by the Director of OFHEO under certain circumstances.

(11)	Defined as the surplus of core capital over statutory critical capital, expressed as a percentage of statutory critical capital.

Capital Classification

The 1992 Act requires the Director of OFHEO to determine the capital level and classification at least quarterly. If OFHEO finds that we fail to meet these regulatory capital standards, we become subject to certain restrictions and requirements. OFHEO classified us as significantly undercapitalized as of December 31, 2004. OFHEO has classified us as adequately capitalized as of March 31, 2005 and for all quarterly periods thereafter through March 31, 2007.

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

On December 21, 2004, following the SEC’s determination that we should restate our financial statements, OFHEO classified us as significantly undercapitalized as of September 30, 2004 and directed us to submit a

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

capital restoration plan that would provide for compliance with our statutory minimum capital requirement plus a surplus of 30% over the same requirement. The final capital restoration plan was approved by OFHEO in February 2005 and required us to achieve the 30% surplus by September 30, 2005. Pursuant to the plan, we achieved the 30% capital surplus by September 30, 2005 through (i) managing total balance sheet asset size by reducing the portfolio principally through normal mortgage liquidations in order to limit overall minimum capital requirements; and (ii) increasing core capital through accreting retained earnings, the December 2004 issuance of $5.0 billion of preferred stock, reducing the common stock dividend by 50%, and cost-cutting efforts to augment capital accumulation.

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

Pursuant to the OFHEO Consent Order (defined below), we are currently subject to the following additional restrictions relating to our dividends or other capital distributions: (1) as long as the capital restoration plan is still in effect, we must seek the approval of the Director of OFHEO before engaging in any transaction that could have the effect of reducing our capital surplus below an amount equal to 30% more than our statutory minimum capital requirement; and (2) we must submit a written report to OFHEO detailing the rationale and process for any proposed capital distribution before making the distribution. As of December 31, 2006, our capital surplus in excess of 30% of our minimum capital requirement that could be considered in the determination of a capital distribution was an estimated $3.8 billion.

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

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On May 23, 2006, we agreed to the issuance of a consent order by OFHEO (the “OFHEO Consent Order”), which superseded and terminated the OFHEO Agreement and resolved all matters addressed by OFHEO’s interim and final reports of its special examination. According to the OFHEO Consent Order, we agreed to the following restrictions relating to our capital activity in addition to the restrictions set forth in the Charter Act:

•	We must continue our commitment to maintain a 30% capital surplus over our statutory minimum capital requirement until such time as the Director of OFHEO determines that the requirement should be modified or allowed to expire, considering factors such as the resolution of accounting and internal control issues.

•	While the capital restoration plan is in effect, we must seek the approval of the Director of OFHEO before engaging in any transaction that could have the effect of reducing our capital surplus below an amount equal to 30% more than our statutory minimum capital requirement.

•	We must submit a written report to OFHEO detailing the rationale and process for any proposed capital distribution before making the distribution.

•	We are not permitted to increase our net mortgage portfolio assets above the amount shown in the minimum capital report to OFHEO as of December 31, 2005 ($727.75 billion), except under limited circumstances at the discretion of OFHEO. Net mortgage portfolio assets that are reported to OFHEO for purposes of computing the portfolio limit are defined as the unpaid principal balance of our mortgage loans and mortgage-related securities, net of market valuation adjustments, allowance for loan losses, impairments and unamortized premiums and discounts, excluding consolidated mortgage-related assets acquired through the assumption of debt. We will be subject to this limitation on portfolio growth until the Director of OFHEO has determined that expiration of the limitation is appropriate in light of information regarding: capital; market liquidity issues; housing goals; risk management improvements; outside auditor’s opinion that the consolidated financial statements present fairly in all material respects our financial condition; receipt of an unqualified opinion from an outside audit firm that our internal controls are effective pursuant to section 404 of the Sarbanes-Oxley Act of 2002; or other relevant information.

We are in compliance with the above restrictions as of August 15, 2007.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	Preferred Stock

The following table displays preferred stock outstanding as of December 31, 2006 and 2005.

							Annual
							Dividend Rate
		Issued and Outstanding as of December 31,				Stated	as of
	Issue	2006		2005		Value	December 31,		Redeemable on
Title	Date	Shares	Amount	Shares	Amount	per Share	2006		or After

Series D	September 30, 1998	3,000,000	$150,000,000	3,000,000	$150,000,000	$50	5.250%		September 30, 1999
Series E	April 15, 1999	3,000,000	150,000,000	3,000,000	150,000,000	50	5.100		April 15, 2004
Series F	March 20, 2000	13,800,000	690,000,000	13,800,000	690,000,000	50	4.560	(1)	March 31, 2002	(3)
Series G	August 8, 2000	5,750,000	287,500,000	5,750,000	287,500,000	50	4.590	(2)	September 30, 2002	(3)
Series H	April 6, 2001	8,000,000	400,000,000	8,000,000	400,000,000	50	5.810		April 6, 2006
Series I	October 28, 2002	6,000,000	300,000,000	6,000,000	300,000,000	50	5.375		October 28, 2007
Series J	November 26, 2002	14,000,000	700,000,000	14,000,000	700,000,000	50	6.453	(4)	November 26, 2004
Series K	March 18, 2003	8,000,000	400,000,000	8,000,000	400,000,000	50	5.396	(5)	March 18, 2005
Series L	April 29, 2003	6,900,000	345,000,000	6,900,000	345,000,000	50	5.125		April 29, 2008
Series M	June 10, 2003	9,200,000	460,000,000	9,200,000	460,000,000	50	4.750		June 10, 2008
Series N	September 25, 2003	4,500,000	225,000,000	4,500,000	225,000,000	50	5.500		September 25, 2008
Series O	December 30, 2004	50,000,000	2,500,000,000	50,000,000	2,500,000,000	50	7.000	(6)	December 31, 2007
Convertible
Series
2004-1	December 30, 2004	25,000	2,500,000,000	25,000	2,500,000,000	100,000	5.375		January 5, 2008

Total		132,175,000	$9,107,500,000	132,175,000	$9,107,500,000

(1)	Rate effective March 31, 2006. Variable dividend rate resets every two years at the two-year Constant Maturity U.S. Treasury Rate (“CMT”) minus 0.16% with a cap of 11% per year. As of December 31, 2005, the annual dividend rate was 1.37%.

(2)	Rate effective September 30, 2006. Variable dividend rate resets every two years at the two-year CMT rate minus 0.18% with a cap of 11% per year. As of December 31, 2005, the annual dividend rate was 2.35%.

(3)	Represents initial call date. Redeemable every two years thereafter.

(4)	Rate effective November 26, 2006. Variable dividend rate resets every two years at the two-year U.S. Dollar Swap Rate plus 1.38% with a cap of 8% per year. As of December 31, 2005, the annual dividend rate was 4.716%.

(5)	Rate effective March 18, 2005. Variable dividend rate resets every two years thereafter at the two-year U.S. Dollar Swap Rate plus 1.33% with a cap of 8% per year. As of March 18, 2007, the annual dividend rate was 6.304%.

(6)	Rate effective December 31, 2006 and 2005. Variable dividend rate resets quarterly thereafter at the greater of 7.00% or the 10-year CMT rate plus 2.375%. As of June 30, 2007, the annual dividend rate was 7.515%.

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

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Holders of preferred stock are entitled to receive non-cumulative, quarterly dividends when, and if, declared by our Board of Directors, but have no right to require redemption of any shares of preferred stock. Payment of dividends on preferred stock is not mandatory, but has priority over payment of dividends on common stock, which are also declared by the Board of Directors. If dividends on the preferred stock are not paid or set aside for payment for a given dividend period, dividends may not be paid on our common stock for that period. For the years ended December 31, 2006, 2005 and 2004, dividends declared on preferred stock were $511 million, $486 million and $165 million, respectively. Except for the third quarter dividends for which the Board of Directors declared on July 17, 2007, payable on September 30, 2007, from January 1, 2007 through August 15, 2007, all declared quarterly dividend payments on outstanding series of preferred stock have been paid.

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

Concentrations of credit risk arise when a number of customers and counterparties engage in similar activities or have similar economic characteristics that make them susceptible to similar changes in industry conditions, which could affect their ability to meet their contractual obligations. Based on our assessment of business conditions that could impact our financial results, including those conditions arising through August 15, 2007, we have determined that concentrations of credit risk exist among single-family and multifamily borrowers (including geographic concentrations and loans with certain nonconventional features), mortgage insurers, mortgage servicers, derivative counterparties and parties associated with our off-balance sheet transactions. Concentrations for each of these groups are discussed below.

Single-Family Loan Borrowers.  Regional economic conditions affect a borrower’s ability to repay his or her mortgage loan and the property value underlying the loan. Geographic concentrations increase the exposure of our portfolio to changes in credit risk. Single-family borrowers are primarily affected by home prices and interest rates. The geographic dispersion of our Single-Family business has been consistently diversified over the three years ended December 31, 2006, with our largest exposures in the Southeast region and the Western region of the United States, each of which represented 24% of our single-family conventional mortgage credit book of business as of December 31, 2006. Except for California, where 16% and 17% of the gross unpaid principal balance of our conventional single-family mortgage loans held or securitized in Fannie Mae MBS as of December 31, 2006 and 2005, respectively, were located, no other significant concentrations existed in any state. No region or state experienced negative home price growth over this three-year period.

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

Multifamily Loan Borrowers.  Numerous factors affect a multifamily borrower’s ability to repay his or her loan and the property value underlying the loan. The most significant factor affecting credit risk is rental

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

vacancy rates for the mortgaged property. Vacancy rates vary among geographic regions of the United States. The average mortgage values for multifamily loans are significantly larger than those for single-family borrowers and therefore individual defaults for multifamily borrowers can be more significant to us. However, these loans, while individually large, represent a small percentage of our total loan portfolio. Our multifamily geographic concentrations have been consistently diversified over the three years ended December 31, 2006, with our largest exposure in the Western region of the United States, which represented 32% of our multifamily mortgage credit book of business. Except for California, where 26% and 29%, and New York, where 14% and 12%, of the gross unpaid principal balance of our multifamily mortgage loans held or securitized in Fannie Mae MBS as of December 31, 2006 and 2005, respectively, were located, no other significant concentrations existed in any state.

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

The following table displays the regional geographic concentration of single-family and multifamily loans in portfolio and those loans held or securitized in Fannie Mae MBS as of December 31, 2006 and 2005.

	Geographic Concentration(1)
	Single-family		Multifamily
	Conventional		Mortgage Credit
	Mortgage Credit Book(2)		Book(3)
	As of December 31,		As of December 31,
	2006	2005	2006	2005

Midwest	17%	17%	9%	9%
Northeast	19	19	22	20
Southeast	24	23	24	23
Southwest	16	16	13	13
West	24	25	32	35

Total	100%	100%	100%	100%

(1)	Midwest includes IL, IN, IA, MI, MN, NE, ND, OH, SD and WI. Northeast includes CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT and VI. Southeast includes AL, DC, FL, GA, KY, MD, NC, MS, SC, TN, VA and WV. Southwest includes AZ, AR, CO, KS, LA, MO, NM, OK, TX and UT. West includes AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

(2)	Includes the portion of our conventional single-family mortgage credit book for which we have more detailed loan-level information, which constituted approximately 95% and 94% of our total conventional single-family mortgage credit book of business as of December 31, 2006 and 2005 respectively. Excludes non-Fannie Mae mortgage-related securities backed by single-family mortgage loans and credit enhancements that we provide on single-family mortgage assets.

(3)	Includes mortgage loans in our portfolio, credit enhancements and outstanding Fannie Mae MBS (excluding Fannie Mae MBS backed by non-Fannie Mae mortgage-related securities) where we have more detailed loan-level information, which constituted approximately 84% and 90% of our total multifamily mortgage credit book of business as of December 31, 2006 and 2005, respectively.

We maintain mortgage loans which include features that may result in increased credit risk when compared to mortgage loans without those features. These loans are comprised of interest-only and negative-amortizing loans. As of December 31, 2006 and 2005, interest-only loans comprised 5% and 4% of our single-family mortgage credit book of business, respectively. As of both December 31, 2006 and 2005, negative-amortizing loans comprised 2% of our single-family mortgage credit book of business. Additionally, we have loans where the original loan to value ratio is greater than 80%. As of December 31, 2006 and 2005, these loans comprised

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15% and 16% of our single-family mortgage credit book of business, respectively. We reduce our risk associated with these loans through credit enhancements as described below under mortgage insurers.

Subprime loans represented approximately 2% and 3% of our single-family mortgage credit book of business as of December 31, 2006 and 2005, respectively, which consisted of subprime mortgage loans or structured Fannie Mae MBS backed by subprime mortgage loans and private-label mortgage-related securities backed by subprime mortgage loans and, to a lesser extent, resecuritizations of private-label mortgage-related securities backed by subprime mortgage loans.

Mortgage Insurers.  The primary credit risk associated with mortgage insurers is that they will fail to fulfill their obligations to reimburse us for claims under insurance policies. We were the beneficiary of primary mortgage insurance coverage on $272.1 billion and $263.1 billion of single-family loans in our portfolio or underlying Fannie Mae MBS as of December 31, 2006 and 2005, respectively. We were also the beneficiary of pool mortgage insurance coverage on $106.6 billion and $71.7 billion of single-family loans, including conventional and government loans, in our portfolio or underlying Fannie Mae MBS as of December 31, 2006 and 2005, respectively. Seven mortgage insurance companies, all rated AA (or its equivalent) or higher by Standard & Poor’s, Moody’s or Fitch, provided over 99% of the total coverage as of December 31, 2006 and 2005.

Mortgage Servicers.  The primary risk associated with mortgage servicers is that they will fail to fulfill their servicing obligations. Mortgage servicers collect mortgage and escrow payments from borrowers, pay taxes and insurance costs from escrow accounts, monitor and report delinquencies, and perform other required activities on our behalf. A servicing contract breach could result in credit losses for us, and we could incur the cost of finding a replacement servicer, which could be substantial for loans that require a special servicer. Our ten largest single-family mortgage servicers serviced 73% and 72% of our single-family mortgage credit book of business as of December 31, 2006 and 2005, respectively. Our ten largest multifamily mortgage servicers serviced 73% and 69% of our multifamily mortgage credit book of business as of December 31, 2006 and 2005, respectively.

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

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additionally, we require collateral in specified instances to limit our counterparty credit risk exposure. We have a collateral management policy with provisions for requiring collateral on interest rate and foreign currency derivative contracts in net gain positions based upon the counterparty’s credit rating. The collateral includes cash, U.S. Treasury securities, agency debt and agency mortgage-related securities. A third-party custodian holds for us all of the collateral posted to us and monitors the value on a daily basis. We monitor credit exposure on our derivative instruments daily and make collateral calls as appropriate based on the results of internal pricing models and dealer quotes. The table below displays the credit exposure on outstanding derivative instruments by counterparty credit ratings, as well as the notional amount outstanding and the number of counterparties as of December 31, 2006 and 2005.

	As of December 31, 2006
	Credit Rating(1)
	AAA	AA	A	Subtotal	Other(2)	Total
	(Dollars in millions)

Credit loss exposure(3)	$—	$3,219	$1,552	$4,771	$65	$4,836
Collateral held(4)	—	2,598	1,510	4,108	—	4,108

Exposure net of collateral	$—	$621	$42	$663	$65	$728

Additional information:
Notional amount	$750	$537,293	$206,881	$744,924	$469	$745,393
Number of counterparties	1	17	3	21

	As of December 31, 2005
	Credit Rating(1)
	AAA	AA	A	Subtotal	Other(2)	Total
			(Dollars in millions)

Credit loss exposure(3)	$—	$3,012	$2,641	$5,653	$72	$5,725
Collateral held(4)	—	2,515	2,476	4,991	—	4,991

Exposure net of collateral	$—	$497	$165	$662	$72	$734

Additional information:
Notional amount	$775	$323,141	$319,423	$643,339	$776	$644,115
Number of counterparties	1	14	6	21

(1)	We manage collateral requirements based on the lower credit rating of the legal entity as issued by Standard & Poor’s and Moody’s. The credit rating reflects the equivalent Standard & Poor’s rating for any ratings based on Moody’s scale.

(2)	Includes MBS options, defined benefit mortgage insurance contracts, certain forward starting debt and swap credit enhancements accounted for as derivatives.

(3)	Represents the exposure to credit loss on derivative instruments, which is estimated by calculating the cost, on a present value basis, to replace all outstanding contracts in a gain position. Derivative gains and losses with the same counterparty are presented net where a legal right of offset exists under an enforceable master netting agreement. This table excludes mortgage commitments accounted for as derivatives.

(4)	Represents the collateral held as of December 31, 2006 and 2005, adjusted for the collateral transferred subsequent to December 31 based on credit loss exposure limits on derivative instruments as of December 31, 2006 and 2005. Settlement dates vary by counterparty and range from one to three business days following the credit loss exposure valuation dates as of December 31, 2006 and 2005. The value of the collateral is reduced in accordance with counterparty agreements to help ensure recovery of any loss through the disposition of the collateral. We posted collateral of $303 million and $476 million related to our counterparties credit exposure to us as of December 31, 2006 and 2005, respectively.

As of December 31, 2006, all of our interest rate and foreign currency derivative transactions, consisting of $663 million net collateral exposure and $744.9 billion notional amount, were with counterparties rated A or better by Standard & Poor’s and Moody’s. To reduce our credit risk concentration, our interest rate and foreign currency derivative instruments were diversified among 21 counterparties that we had outstanding transactions

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with as of December 31, 2006. Of the $65 million in other derivatives as of December 31, 2006, approximately 97% of the net exposure consisted of mortgage insurance contracts, which were all with counterparties rated better than A by any of Standard & Poor’s, Moody’s or Fitch. As of December 31, 2006, the largest net exposure to a single interest rate and foreign currency counterparty was with a counterparty rated AA, which represented approximately $74 million, or 10%, of our total net exposure of $728 million

As of December 31, 2005, all of our interest rate and foreign currency derivative transactions, consisting of $662 million net collateral exposure and $643.3 billion notional amount, were with counterparties rated A or better by Standard & Poor’s and Moody’s. To reduce our credit risk concentration, our interest rate and foreign currency derivative instruments were diversified among 21 counterparties that we had outstanding transactions with as of December 31, 2005. Of the $72 million in other derivatives as of December 31, 2005, approximately 96% of the net exposure consisted of mortgage insurance contracts, which were all with counterparties rated better than A by any of Standard & Poor’s, Moody’s or Fitch. As of December 31, 2005, the largest net exposure to a single interest rate and foreign currency counterparty was with a counterparty rated AA, which represented approximately $87 million, or 12%, of our total net exposure of $734 million.

Parties Associated with our Off-Balance Sheet Transactions.  We enter into financial instrument transactions that create off-balance sheet credit risk in the normal course of our business. These transactions are designed to meet the financial needs of our customers, and manage our credit, market or liquidity risks.

We have entered into guaranties that are not recognized in the consolidated balance sheets. Our maximum potential exposure under these guaranties is $254.6 billion and $322.3 billion as of December 31, 2006 and 2005, respectively. In the event that we would be required to make payments under these guaranties, we would pursue recovery through our right to the collateral backing the underlying loans, available credit enhancements and recourse with third-parties that provide a maximum coverage of $28.8 billion and $37.0 billion as of December 31, 2006 and 2005, respectively.

The following table displays the contractual amount of off-balance sheet financial instruments as of December 31, 2006 and 2005. Contractual or notional amounts do not necessarily represent the credit risk of the positions.

	As of December 31,
	2006	2005
	(Dollars in millions)

Fannie Mae MBS and other guaranties(1)	$254,566	$322,275
Loan purchase commitments	3,502	3,494

(1)	Represents maximum exposure on guaranties not reflected in the consolidated balance sheets. See “Note 8, Financial Guaranties and Master Servicing” for maximum exposure associated with guaranties reflected in the consolidated balance sheets.

We do not require collateral from our counterparties to secure their obligations to us for loan purchase commitments.

19.	Fair Value of Financial Instruments

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

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	As of December 31,
	2006		2005
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(Dollars in millions)

Assets:
Cash and cash equivalents(1)	$3,972	$3,972	$3,575	$3,575
Federal funds sold and securities purchased under agreements to resell	12,681	12,681	8,900	8,900
Trading securities	11,514	11,514	15,110	15,110
Available-for-sale securities	378,598	378,598	390,964	390,964
Mortgage loans held for sale	4,868	4,796	5,064	5,100
Mortgage loans held for investment, net of allowance for loan losses	378,687	376,688	362,479	362,129
Advances to lenders	6,163	6,011	4,086	4,086
Derivative assets	4,931	4,931	5,803	5,803
Guaranty assets and buy-ups	8,523	12,260	7,629	10,706

Total financial assets	$809,937	$811,451	$803,610	$806,373

Liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$700	$700	$705	$705
Short-term debt	165,810	165,747	173,186	172,977
Long-term debt	601,236	606,594	590,824	596,802
Derivative liabilities	1,184	1,184	1,429	1,429
Guaranty obligations	11,145	8,185	10,016	5,168

Total financial liabilities	$780,075	$782,410	$776,160	$777,081

(1)	Includes restricted cash of $733 million and $755 million as of December 31, 2006 and 2005, respectively.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Trading Securities and Available- for-Sale Securities—Our investments in securities are recognized at fair value in the consolidated financial statements. Fair values of securities are primarily based on observable market prices or prices obtained from third parties. Details of these estimated fair values by type are displayed in “Note 5, Investments in Securities.”

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

Advances to Lenders—The carrying value of our advances to lenders approximates the fair value of the majority of these instruments due to their short-term nature. Advances to lenders for which the carrying value does not approximate fair value are valued based on comparisons to Fannie Mae MBS with similar characteristics, and applying the same pricing methodology as used for HFI loans as described above. Prior year amounts have been included to conform to current year presentation.

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

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Legal Contingencies

Litigation, claims and proceedings of all types are subject to many uncertain factors that generally cannot be predicted with assurance. The following describes the material legal proceedings, examinations and other matters that: (1) were pending as of December 31, 2006; (2) were terminated during the period from January 1, 2006 through August 15, 2007; or (3) are pending as of the filing of this report. An unfavorable outcome in certain of these legal proceedings could have a material adverse effect on our business, financial condition, results of operations and cash flows. In view of the inherent difficulty of predicting the outcome of these proceedings, we cannot state with confidence what the eventual outcome of the pending matters will be. Because we concluded that a loss with respect to any pending matter discussed below was not both probable and estimable as of August 15, 2007, we have not recorded a reserve for any of those matters. We believe we have defenses to the claims in these lawsuits described below and intend to defend these lawsuits vigorously.

In addition to the matters specifically described herein, we are also involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that do not have a material impact on our business.

Pursuant to the provisions of our bylaws and indemnification agreements, directors and officers have a right to have their reasonable legal fees and expenses indemnified to the fullest extent permitted by applicable law if such fees and expenses are incurred in connection with certain proceedings due to such person’s serving or having served as a director or officer of Fannie Mae. Until an entitlement to indemnification is determined, we are under an obligation to advance those fees and expenses. During and subsequent to 2006, we advanced those fees and expenses of certain current and former officers and directors for various proceedings. None of these amounts were material.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restatement-Related Matters

In re Fannie Mae Securities Litigation

Beginning on September 23, 2004, 13 separate complaints were filed by holders of our securities against us, as well as certain of our former officers, in three federal district courts. The complaints in these lawsuits purport to have been made on behalf of a class of plaintiffs consisting of purchasers of Fannie Mae securities between April 17, 2001 and September 21, 2004. The complaints alleged that we and certain of our former officers made material misrepresentations and/or omissions of material facts in violation of the federal securities laws. Plaintiffs’ claims were based on findings contained in OFHEO’s September 2004 interim report regarding its findings to that date in its special examination of our accounting policies, practices and controls.

All of the cases were consolidated and/or transferred to the U.S. District Court for the District of Columbia. A consolidated complaint was filed on March 4, 2005 against us and former officers Franklin D. Raines, J. Timothy Howard and Leanne Spencer. The court entered an order naming the Ohio Public Employees Retirement System and State Teachers Retirement System of Ohio as lead plaintiffs. The consolidated complaint generally made the same allegations as the individually-filed complaints. More specifically, the consolidated complaint alleged that the defendants made materially false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5 promulgated thereunder, largely with respect to accounting statements that were inconsistent with the GAAP requirements relating to hedge accounting and the amortization of premiums and discounts. Plaintiffs contend that the alleged fraud resulted in artificially inflated prices for our common stock. Plaintiffs seek unspecified compensatory damages, attorneys’ fees, and other fees and costs. Discovery commenced in this action following the denial of the motions to dismiss filed by us and the former officer defendants on February 10, 2006.

On April 17, 2006, the plaintiffs in the consolidated class action filed an amended consolidated complaint that added purchasers of publicly traded call options and sellers of publicly traded put options to the putative class and sought to extend the end of the putative class period from September 21, 2004 to September 27, 2005. On August 14, 2006, the plaintiffs filed a second amended complaint adding KPMG LLP and Goldman, Sachs & Co. as additional defendants and adding allegations based on the May 2006 report issued by OFHEO and the February 2006 report issued by Paul, Weiss, Rifkind, Wharton & Garrison LLP. Our answer to the second amended complaint was filed on January 16, 2007. Plaintiffs filed a motion for class certification on May 17, 2006, and a hearing on that motion was held on June 21, 2007.

On April 16, 2007, KPMG filed cross-claims against us in this action for breach of contract, fraudulent misrepresentation, fraudulent inducement, negligent misrepresentation, and contribution. KPMG is seeking unspecified compensatory, consequential, restitutionary, rescissory, and punitive damages, including purported damages related to injury to KPMG’s reputation, legal costs, exposure to legal liability, costs and expenses of responding to investigations related to our accounting, and lost fees. KPMG is also seeking attorneys’ fees, costs, and expenses. We filed a motion to dismiss certain of KPMG’s cross-claims. That motion was denied on June 27, 2007.

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

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The second individual securities case was filed on January 25, 2006 by 25 affiliates of Franklin Templeton Investments against us, KPMG LLP, and the following current and former officers and directors: Franklin D. Raines, J. Timothy Howard, Leanne Spencer, Thomas P. Gerrity, Anne M. Mulcahy, Frederick V. Malek, Taylor Segue, III, William Harvey, Joe K. Pickett, Victor Ashe, Stephen B. Ashley, Molly Bordonaro, Kenneth M. Duberstein, Jamie Gorelick, Manuel Justiz, Ann McLaughlin Korologos, Donald B. Marron, Daniel H. Mudd, H. Patrick Swygert and Leslie Rahl. On April 27, 2007, KPMG also filed cross-claims against us in this action that are essentially identical to those it alleges in the consolidated class action case.

The two related individual securities actions assert various federal and state securities law and common law claims against us and certain of our current and former officers and directors based upon essentially the same alleged conduct as that at issue in the consolidated shareholder class action, and also assert insider trading claims against certain former officers. Both cases seek unspecified compensatory and punitive damages, attorneys’ fees, and other fees and costs. In addition, the Evergreen plaintiffs seek an award of treble damages under state law.

On May 12, 2006, the individual securities plaintiffs voluntarily dismissed defendants Victor Ashe and Molly Bordonaro from both cases. On June 29, 2006 and then again on August 14 and 15, 2006, the individual securities plaintiffs filed first amended complaints and then second amended complaints adding additional allegations regarding improper accounting practices. The second amended complaints each added Radian Guaranty Inc. as a defendant. The court has consolidated these cases as part of the consolidated shareholder class action for pretrial purposes and possibly through final judgment. On July 31, 2007, the court dismissed all of the individual securities plaintiffs’ claims against Thomas P. Gerrity, Anne M. Mulcahy, Frederick V. Malek, Taylor Segue, III, William Harvey, Joe K. Pickett, Victor Ashe, Stephen B. Ashley, Molly Bordonaro, Kenneth M. Duberstein, Jamie Gorelick, Manuel Justiz, Ann McLaughlin Korologos, Donald B. Marron, Daniel H. Mudd, H. Patrick Swygert, Leslie Rahl, and Radian Guaranty Inc. In addition, the court dismissed the individual securities plaintiffs’ state law claims and certain of their federal securities law claims against us, Franklin D. Raines, J. Timothy Howard, and Leanne Spencer. It also limited the individual securities plaintiffs’ insider trader claims against Franklin D. Raines, J. Timothy Howard and Leanne Spencer.

In re Fannie Mae Shareholder Derivative Litigation

Beginning on September 28, 2004, ten plaintiffs filed twelve shareholder derivative actions (i.e., lawsuits filed by shareholder plaintiffs on our behalf) in three different federal district courts and the Superior Court of the District of Columbia on behalf of the company against certain of our current and former officers and directors and against us as a nominal defendant. Plaintiffs contend that the defendants purposefully misapplied GAAP, maintained poor internal controls, issued a false and misleading proxy statement, and falsified documents to cause our financial performance to appear smooth and stable, and that Fannie Mae was harmed as a result. The claims are for breaches of the duty of care, breach of fiduciary duty, waste, insider trading, fraud, gross mismanagement, violations of the Sarbanes-Oxley Act of 2002, and unjust enrichment. Plaintiffs seek unspecified compensatory damages, punitive damages, attorneys’ fees, and other fees and costs, as well as injunctive relief related to the adoption by us of certain proposed corporate governance policies and internal controls.

All of these individual actions have been consolidated into the U.S. District Court for the District of Columbia and the court entered an order naming Pirelli Armstrong Tire Corporation Retiree Medical Benefits Trust and Wayne County Employees’ Retirement System as co-lead plaintiffs. A consolidated complaint was filed on September 26, 2005. The consolidated complaint named the following current and former officers and directors as defendants: Franklin D. Raines, J. Timothy Howard, Thomas P. Gerrity, Frederick V. Malek, Joe K. Pickett, Anne M. Mulcahy, Daniel H. Mudd, Kenneth M. Duberstein, Stephen B. Ashley, Ann McLaughlin Korologos, Donald B. Marron, Leslie Rahl, H. Patrick Swygert, and John K. Wulff.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The plaintiffs filed an amended complaint on September 1, 2006. Among other things, the amended complaint added The Goldman Sachs Group, Inc., Goldman, Sachs & Co., Inc., Lehman Brothers, Inc., and Radian Insurance Inc. as defendants, added allegations concerning the nature of certain transactions between these entities and Fannie Mae, added additional allegations from OFHEO’s May 2006 report on its special examination and the Paul Weiss report, and added other additional details. The plaintiffs have since voluntarily dismissed those newly added third-party defendants. We filed motions to dismiss the first amended complaint and on May 31, 2007, the court issued a Memorandum Opinion and Order dismissing plaintiffs’ derivative lawsuit for failing to make a demand on the Board of Directors or to plead specific facts demonstrating that such a demand was excused based upon futility. On June 27, 2007, plaintiffs filed a Notice of Appeal with the U.S. Court of Appeals for the District of Columbia.

On June 29, 2007, one of the original plaintiffs (James Kellmer) in the derivative action filed a new derivative action in the U.S. District Court for the District of Columbia. Mr. Kellmer had originally filed a shareholder derivative action on January 10, 2005, which was later consolidated into the main derivative case. Mr. Kellmer’s new complaint alleges that he made a demand on the Board of Directors on September 24, 2004, and that his action should now be allowed to proceed independently. In addition to naming all of the defendants who were named in the amended consolidated complaint, Mr. Kellmer names the following new defendants: James Johnson, Lawrence Small, Jamie Gorelick, Victor Ashe, Molly Bordonaro, William Harvey, Taylor Segue, III, Manuel Justiz, Vincent Mai, Roger Birk, Stephen Friedman, Garry Mauro, Maynard Jackson, Esteban Torres, KPMG LLP and The Goldman Sachs Group, Inc.

The factual allegations in Mr. Kellmer’s complaint are largely duplicative of those in the amended consolidated complaint and it alleges causes of action against the current and former officers and directors based on theories of breach of fiduciary duty, indemnification, negligence, violations of the Sarbanes-Oxley Act of 2002 and unjust enrichment. The complaint seeks unspecified money damages, including legal fees and expenses, disgorgement and punitive damages, as well as injunctive relief.

In addition, another derivative action, based on Mr. Kellmer’s alleged September 24, 2004 demand was filed on July 6, 2007 by Arthur Middleton in the United States District Court for the District of Columbia. This complaint names the following current and former officers and directors as defendants: Franklin D. Raines, J. Timothy Howard, Daniel H. Mudd, Kenneth M. Duberstein, Stephen B. Ashley, Thomas P. Gerrity, Ann Korologos, Frederic V. Malek, Donald B. Marron, Joe K. Pickett, Leslie Rahl, H. Patrick Swygert, Anne M. Mulcahy, John K. Wulff, The Goldman Sachs Group, Inc. and Goldman Sachs & Co. The allegations in this new complaint are essentially identical to the allegations in the amended consolidated complaint referenced above, and this plaintiff seeks the same relief.

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

On October 15, 2004, David Gwyer filed a class action complaint in the U.S. District Court for the District of Columbia. Two additional class action complaints were filed by other plaintiffs on May 6, 2005 and May 10, 2005. These cases were consolidated on May 24, 2005 in the U.S. District Court for the District of Columbia. A consolidated complaint was filed on June 15, 2005. The plaintiffs in the consolidated ERISA-based lawsuit purport to represent a class of participants in our ESOP between January 1, 2001 and the present. Their claims are based on alleged breaches of fiduciary duty relating to accounting matters discussed in our SEC filings and in OFHEO’s interim report. Plaintiffs seek unspecified damages, attorneys’ fees, and other fees and costs, and other injunctive and equitable relief. We and the other defendants filed motions to dismiss the consolidated complaint. These motions were denied on May 8, 2007.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

OFHEO Special Examination and Settlement

In July 2003, OFHEO notified us that it intended to conduct a special examination of our accounting policies and internal controls, as well as other areas of inquiry. OFHEO began its special examination in November 2003 and delivered an interim report of its findings in September 2004. On May 23, 2006, OFHEO released the final report on its special examination. OFHEO’s final report concluded that, during the period covered by the report (1998 to mid-2004), a large number of our accounting policies and practices did not comply with GAAP and we had serious problems in our internal controls, financial reporting and corporate governance.

Concurrent with OFHEO’s release of its final report, we entered into comprehensive settlements that resolved open matters with the OFHEO special examination, as well as with the SEC’s related investigation (described below). We agreed to OFHEO’s issuance of a consent order. In entering into this settlement, we neither admitted nor denied any wrongdoing or any asserted or implied finding or other basis for the consent order. As part of the OFHEO settlement, we also agreed to pay a $400 million civil penalty, with $50 million payable to the U.S. Treasury and $350 million payable to the SEC for distribution to certain shareholders pursuant to the Fair Funds for Investors provision of the Sarbanes-Oxley Act of 2002. We have paid this civil penalty in full. This $400 million civil penalty, which has been recorded as an expense in our 2004 consolidated financial statements, is not deductible for tax purposes.

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

On May 23, 2006, without admitting or denying the SEC’s allegations, we consented to the entry of a final judgment requiring us to pay the civil penalty described above and permanently restraining and enjoining us from future violations of the anti-fraud, books and records, internal controls and reporting provisions of the federal securities laws. The settlement, resolved all claims asserted against us in the SEC’s civil proceeding. The final judgment was entered by the U.S. District Court of the District of Columbia on August 9, 2006.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Legal Proceedings

Former CEO Arbitration

On September 19, 2005, Franklin D. Raines, our former Chairman and Chief Executive Officer, initiated arbitration proceedings against Fannie Mae before the American Arbitration Association. On April 10, 2006, the parties convened an evidentiary hearing before the arbitrator. The principal issue before the arbitrator was whether we were permitted to waive a requirement contained in Mr. Raines’s employment agreement that he provide six months notice prior to retiring. On April 24, 2006, the arbitrator issued a decision finding that we could not unilaterally waive the notice period, and that the effective date of Mr. Raines’s retirement was June 22, 2005, rather than December 21, 2004 (his final day of active employment). Under the arbitrator’s decision, Mr. Raines’s election to receive an accelerated, lump-sum payment of a portion of his deferred compensation must now be honored. Moreover, we must pay Mr. Raines any salary and other compensation to which he would have been entitled had he remained employed through June 22, 2005, less any pension benefits that Mr. Raines received during that period. On November 7, 2006, the parties entered into a consent award, which partially resolved the issue of amounts due Mr. Raines. In accordance with the consent award, we paid Mr. Raines $2.6 million on November 17, 2006. By agreement, final resolution of the unresolved issues was deferred until after our accounting restatement results were announced. On June 26, 2007, counsel for Mr. Raines notified the arbitrator that the parties have been unable to resolve the following issues: Mr. Raines’s entitlement to additional shares of common stock under our performance share plan for the three-year performance share cycle that ended in 2003; Mr. Raines’ entitlement to shares of common stock under our performance share plan for the three-year performance share cycles that ended in each of 2004, 2005 and 2006; and Mr. Raines’ entitlement to additional compensation of approximately $140,000.

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

We and Freddie Mac filed a motion to dismiss on October 11, 2005. The motion to dismiss has been fully briefed and remains pending. On June 12, 2007, we and Freddie Mac filed a supplemental memorandum in support of the October 11, 2005 motion to dismiss.

Casa Orlando Apartments, Ltd., et al. v. Federal National Mortgage Association (formerly known as Medlock Southwest Management Corp., et al. v. Federal National Mortgage Association)

A complaint was filed against us in the U.S. District Court for the Eastern District of Texas (Texarkana Division) on June 2, 2004, in which plaintiffs purport to represent a class of multifamily borrowers whose mortgages are insured under Sections 221(d)(3), 236 and other sections of the National Housing Act and are held or serviced by us. The complaint identified as a class low- and moderate-income apartment building developers who maintained uninvested escrow accounts with us or our servicer. Plaintiffs Casa Orlando Apartments, Ltd., Jasper Housing Development Company, and the Porkolab Family Trust No. 1 allege that we violated fiduciary obligations that they contend we owe to borrowers with respect to certain escrow accounts

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and that we were unjustly enriched. In particular, plaintiffs contend that, starting in 1969, we misused these escrow funds and are therefore liable for any economic benefit we received from the use of these funds. Plaintiffs seek a return of any profits, with accrued interest, earned by us related to the escrow accounts at issue, as well as attorneys’ fees and costs.

Our motions to dismiss and motion for summary judgment were denied on March 10, 2005. We filed a partial motion for reconsideration of our motion for summary judgment, which was denied on February 24, 2006.

Plaintiffs have filed an amended complaint and a motion for class certification, which was fully briefed and remains pending.

Lease Commitments and Purchase Obligations

Certain premises and equipment are leased under agreements that expire at various dates through 2029, none of which are capital leases. Some of these leases provide for payment by the lessee of property taxes, insurance premiums, cost of maintenance and other costs. Rental expenses for operating leases were $42 million, $41 million and $38 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The following table displays the future minimum rental commitments as of December 31, 2006 for all non-cancelable operating leases.

As of
December 31, 2006
(Dollars in millions)

2007	$36
2008	26
2009	21
2010	20
2011	20
Thereafter	58

Total	$181

As of December 31, 2006, we had various miscellaneous purchase commitments for services in the aggregate amount of $85 million.

21.	Selected Quarterly Financial Information (Unaudited)

The condensed consolidated financial statements for the quarterly periods in 2006 and 2005 are unaudited and in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of our financial position and statements of income. The operating results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2006 Quarterly Balance Sheets

The following table displays our unaudited interim condensed consolidated balance sheets as of March 31, 2006, June 30, 2006, September 30, 2006 and December 31, 2006.

	As of
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
	(Dollars in millions)

Assets:
Cash and cash equivalents	$4,675	$18,899	$3,079	$3,239
Fed funds sold and securities purchased under agreements to resell	10,650	17,844	16,803	12,681
Investments in securities:
Trading, at fair value	14,077	13,307	12,034	11,514
Available-for-sale, at fair value	383,423	383,233	372,300	378,598

Total investments in securities	397,500	396,540	384,334	390,112
Mortgage loans:
Loans held for sale, at lower of cost or market	5,422	5,253	10,158	4,868
Loans held for investment, at amortized cost	364,003	370,451	372,507	379,027
Allowance for loan losses	(306)	(314)	(315)	(340)

Total mortgage loans	369,119	375,390	382,350	383,555
Advances to lenders	5,026	5,493	6,054	6,163
Derivative assets at fair value	6,728	8,338	4,604	4,931
Guaranty assets	7,200	7,645	7,800	7,692
Deferred tax assets	7,685	7,685	7,685	8,505
Other assets	25,481	27,305	25,817	27,058

Total assets	$834,064	$865,139	$838,526	$843,936

Liabilities and Stockholders’ Equity:
Liabilities:
Fed funds purchased and securities sold under agreements to repurchase	$—	$—	$196	$700
Short-term debt	157,382	175,858	150,592	165,810
Long-term debt	608,596	612,449	609,670	601,236
Derivative liabilities at fair value	1,105	1,052	1,093	1,184
Reserve for guaranty losses	378	407	447	519
Guaranty obligations	10,396	10,975	11,295	11,145
Other liabilities	17,420	25,626	23,771	21,700

Total liabilities	795,277	826,367	797,064	802,294

Minority interests in consolidated subsidiaries	118	121	124	136
Stockholders’ Equity:
Retained earnings	37,214	38,885	37,872	37,955
Accumulated other comprehensive loss	(2,430)	(4,152)	(487)	(445)
Other stockholders’ equity	3,885	3,918	3,953	3,996

Total stockholders’ equity	38,669	38,651	41,338	41,506

Total liabilities and stockholders’ equity	$834,064	$865,139	$838,526	$843,936

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quarterly Statements of Income

The following table displays our unaudited interim consolidated statements of income for the quarters ended March 31, 2006, June 30, 2006, September 30, 2006 and December 31, 2006.

	For the 2006 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars and shares in millions,
	except per share amounts)

Interest income:
Investments in securities	$5,422	$5,791	$5,976	$5,634
Mortgage loans	5,082	5,204	5,209	5,309

Total interest income	10,504	10,995	11,185	10,943

Interest expense:
Short-term debt	1,650	1,907	2,124	2,055
Long-term debt	6,842	7,221	7,533	7,543

Total interest expense	8,492	9,128	9,657	9,598

Net interest income	2,012	1,867	1,528	1,345

Guaranty fee income	930	917	1,063	1,264
Losses on certain guaranty contracts	(27)	(51)	(103)	(258)
Investment gains (losses), net	(675)	(633)	550	75
Derivatives fair value gains (losses), net	906	1,621	(3,381)	(668)
Debt extinguishment gains, net	17	69	72	43
Losses from partnership investments	(194)	(188)	(197)	(286)
Fee and other income	308	62	255	234

Non-interest income (loss)	1,265	1,797	(1,741)	404

Administrative expenses:
Salaries and employee benefits	265	311	307	336
Professional services	347	362	333	351
Occupancy expenses	61	67	64	71
Other administrative expenses	35	40	57	69

Total administrative expenses	708	780	761	827
Minority interest in earnings (losses) of consolidated subsidiaries	2	3	2	3
Provision for credit losses	79	144	145	221
Foreclosed property expense	23	14	52	105
Other expenses	31	61	99	204

Total expenses	843	1,002	1,059	1,360

Income (loss) before federal income taxes and extraordinary gains (losses)	2,434	2,662	(1,272)	389
Provision for federal income tax expense (benefit)	409	610	(639)	(214)

Income (loss) before extraordinary gains (losses)	2,025	2,052	(633)	603
Extraordinary gains (losses), net of tax effect	1	6	4	1

Net income (loss)	$2,026	$2,058	$(629)	$604

Preferred stock dividends	(122)	(127)	(131)	(131)

Net income (loss) available to common stockholders	$1,904	$1,931	$(760)	$473

Basic earnings (loss) per share:
Earnings (losses) before extraordinary gains (losses)	$1.96	$1.98	$(0.79)	$0.49
Extraordinary gains (losses), net of tax effect	—	0.01	—	—

Basic earnings (loss) per share	$1.96	$1.99	$(0.79)	$0.49

Diluted earnings (loss) per share:
Earnings (losses) before extraordinary gains (losses)	$1.94	$1.96	$(0.79)	$0.49
Extraordinary gains (losses), net of tax effect	—	0.01	—	—

Diluted earnings (loss) per share	$1.94	$1.97	$(0.79)	$0.49

Cash dividends per common share	0.26	0.26	0.26	0.40
Weighted-average common shares outstanding:
Basic	971	971	972	972
Diluted(1)	998	999	972	974

(1)	For the quarters ended September 30, 2006 and December 31, 2006, diluted shares outstanding exclude the effect of our convertible preferred stock as inclusion would be anti-dilutive for the periods.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays our unaudited interim consolidated statements of income for the quarters ended March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005.

	For the 2005 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars and shares in millions,
	except per share amounts)

Interest income:
Investments in securities	$6,613	$6,288	$5,884	$5,371
Mortgage loans	5,449	5,128	5,133	4,978

Total interest income	12,062	11,416	11,017	10,349

Interest expense:
Short-term debt	1,766	1,791	1,525	1,480
Long-term debt	6,509	6,728	6,828	6,712

Total interest expense	8,275	8,519	8,353	8,192

Net interest income	3,787	2,897	2,664	2,157

Guaranty fee income	903	1,239	872	911
Losses on certain guaranty contracts(1)	(33)	(31)	(40)	(42)
Investment gains (losses), net	(1,454)	596	(169)	(307)
Derivatives fair value gains (losses), net	(749)	(2,641)	(539)	(267)
Debt extinguishment gains (losses), net	(142)	18	86	(30)
Losses from partnership investments	(200)	(210)	(211)	(228)
Fee and other income	353	459	298	416

Non-interest income (loss)	(1,322)	(570)	297	453

Administrative expenses:
Salaries and employee benefits	174	253	259	273
Professional services	105	166	219	302
Occupancy expenses	53	54	56	58
Other administrative expenses	31	34	33	45

Total administrative expenses	363	507	567	678
Minority interest in earnings (losses) of consolidated subsidiaries	(4)	1	—	1
Provision for credit losses	57	125	172	87
Foreclosed property expense (income)	4	(28)	(8)	19
Other expenses	53	49	76	73

Total expenses	473	654	807	858

Income (loss) before federal income taxes and extraordinary gains (losses)	1,992	1,673	2,154	1,752
Provision for federal income taxes	217	333	406	321

Income before extraordinary gains (losses)	1,775	1,340	1,748	1,431
Extraordinary gains (losses), net of tax effect	65	(2)	(3)	(7)

Net income	$1,840	$1,338	$1,745	$1,424

Preferred stock dividends	(121)	(122)	(122)	(121)

Net income available to common stockholders	$1,719	$1,216	$1,623	$1,303

Basic earnings (loss) per share:
Earnings before extraordinary gains (losses)	$1.71	$1.25	$1.68	$1.35
Extraordinary gains (losses), net of tax effect	.06	—	—	(0.01)

Basic earnings per share	$1.77	$1.25	$1.68	$1.34

Diluted earnings (loss) per share:
Earnings before extraordinary gains (losses)	$1.70	$1.25	$1.66	$1.35
Extraordinary gains (losses), net of tax effect	0.06	—	—	(0.01)

Diluted earnings per share	$1.76	$1.25	$1.66	$1.34

Cash dividends per common share	0.26	0.26	0.26	0.26
Weighted-average common shares outstanding:
Basic	969	970	970	970
Diluted(2)	998	971	998	998

(1)	Reclassified from guaranty fee income to conform to current year presentation.

(2)	For the quarter ended June 30, 2005, diluted shares outstanding exclude the effect of our convertible preferred stock as inclusion would be anti-dilutive for that period.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2006 Quarterly Segment Results

The following table displays our unaudited segment results for the quarters ended March 31, 2006, June 30, 2006, September 30, 2006 and December 31, 2006.

	For the Quarter Ended March 31, 2006
			Capital
	Single-Family	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$245	$(75)	$1,842	$2,012
Guaranty fee income (expense)(2)	1,079	119	(268)	930
Losses on certain guaranty contracts	(26)	(1)	—	(27)
Investment gains (losses), net	22	—	(697)	(675)
Derivatives fair value gains, net	—	—	906	906
Debt extinguishment gains, net	—	—	17	17
Losses from partnership investments	—	(194)	—	(194)
Fee and other income	63	70	175	308
Administrative expenses	(339)	(129)	(240)	(708)
(Provision) benefit for credit losses	(84)	5	—	(79)
Other income (expense)	(78)	23	(1)	(56)

Income (loss) before federal income taxes and extraordinary gains	882	(182)	1,734	2,434
Provision (benefit) for federal income taxes	307	(328)	430	409

Income before extraordinary gains	575	146	1,304	2,025
Extraordinary gain, net of tax effect	—	—	1	1

Net income	$575	$146	$1,305	$2,026

(1)	Includes cost of capital charge.

(2)	Includes intercompany guaranty fee income (expense) allocated to Single-Family and HCD from Capital Markets for absorbing the credit risk on mortgage loans held in our portfolio.

	For the Quarter Ended June 30, 2006
			Capital
	Single-Family	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$263	$(81)	$1,685	$1,867
Guaranty fee income (expense)(2)	1,085	105	(273)	917
Losses on certain guaranty contracts	(48)	(3)	—	(51)
Investment gains (losses), net	30	—	(663)	(633)
Derivatives fair value gains, net	—	—	1,621	1,621
Debt extinguishment gains, net	—	—	69	69
Losses from partnership investments	—	(188)	—	(188)
Fee and other income (expense)	62	73	(73)	62
Administrative expenses	(383)	(150)	(247)	(780)
Provision for credit losses	(130)	(14)	—	(144)
Other expenses	(66)	(10)	(2)	(78)

Income (loss) before federal income taxes and extraordinary gains	813	(268)	2,117	2,662
Provision (benefit) for federal income taxes	281	(357)	686	610

Income before extraordinary gains	532	89	1,431	2,052
Extraordinary gains, net of tax effect	—	—	6	6

Net income	$532	$89	$1,437	$2,058

(1)	Includes cost of capital charge.

(2)	Includes intercompany guaranty fee income (expense) allocated to Single-Family and HCD from Capital Markets for absorbing the credit risk on mortgage loans held in our portfolio.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Quarter Ended September 30, 2006
			Capital
	Single-Family	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$257	$(81)	$1,352	$1,528
Guaranty fee income (expense)(2)	1,242	99	(278)	1,063
Losses on certain guaranty contracts	(101)	(2)	—	(103)
Investment gains, net	21	—	529	550
Derivatives fair value losses, net	—	—	(3,381)	(3,381)
Debt extinguishment gains, net	—	—	72	72
Losses from partnership investments	—	(197)	—	(197)
Fee and other income	67	71	117	255
Administrative expenses	(391)	(144)	(226)	(761)
Provision for credit losses	(142)	(3)	—	(145)
Other income (expense)	(141)	(14)	2	(153)

Income (loss) before federal income taxes and extraordinary gains	812	(271)	(1,813)	(1,272)
Provision (benefit) for federal income taxes	283	(360)	(562)	(639)

Income (loss) before extraordinary gains	529	89	(1,251)	(633)
Extraordinary gains, net of tax effect	—	—	4	4

Net income (loss)	$529	$89	$(1,247)	$(629)

(1)	Includes cost of capital charge.

(2)	Includes intercompany guaranty fee income (expense) allocated to Single-Family and HCD from Capital Markets for absorbing the credit risk on mortgage loans held in our portfolio.

	For the Quarter Ended December 31, 2006
			Capital
	Single-Family	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$161	$(94)	$1,278	$1,345
Guaranty fee income (expense)(2)	1,379	163	(278)	1,264
Losses on certain guaranty contracts	(256)	(2)	—	(258)
Investment gains, net	24	—	51	75
Derivatives fair value losses, net	—	—	(668)	(668)
Debt extinguishment gains, net	—	—	43	43
Losses from partnership investments	—	(286)	—	(286)
Fee and other income (expense)	170	141	(77)	234
Administrative expenses	(453)	(173)	(201)	(827)
Provision for credit losses	(221)	—	—	(221)
Other expenses	(178)	(133)	(1)	(312)

Income (loss) before federal income taxes and extraordinary gains	626	(384)	147	389
Provision (benefit) for federal income taxes	218	(398)	(34)	(214)

Income before extraordinary gains	408	14	181	603
Extraordinary gains, net of tax effect	—	—	1	1

Net income	$408	$14	$182	$604

(1)	Includes cost of capital charge.

(2)	Includes intercompany guaranty fee income (expense) allocated to Single-Family and HCD from Capital Markets for absorbing the credit risk on mortgage loans held in our portfolio.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22.	Subsequent Events

Increase in Common Stock Dividend

On May 1, 2007, the Board of Directors increased the common stock dividend to $0.50 per share. The Board determined that this increased dividend would be effective beginning in the second quarter of 2007, and therefore declared a special common stock dividend of $0.10 per share, to stockholders of record on May 18, 2007. This special dividend of $0.10 per share, combined with our previously declared dividend of $0.40 per share was paid on May 25, 2007, and resulted in a total common stock dividend of $0.50 per share for the second quarter of 2007.

Redemption of Preferred Stock

On February 28, 2007 and April 2, 2007, we redeemed all of the shares of our Variable Rate Non-Cumulative Preferred Stock, Series J, with an aggregate stated value of $700 million, and our Variable Rate Non-Cumulative Preferred Stock Series K, with an aggregate stated value of $400 million, respectively.

Sale of LIHTC Partnerships

On March 16, 2007, we sold for cash a portfolio of investments in LIHTC partnerships reflecting approximately $676 million in future LIHTC tax credits and the release of future capital obligations relating to the investments. The portfolio for which these credits were applicable consisted of investments in 12 funds. On July 16, 2007, we sold an additional portfolio of LIHTC partnerships reflecting approximately $254 million in future LIHTC tax credits and the release of future capital obligations relating to the investments.

LOGO

LE041