Form 10-Q
period 2007-03-31
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2007-11-09
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of October 22, 2007, there were 978,167,971 shares of common stock outstanding.

i

ii

MD&A TABLE REFERENCE

iii

PART I—FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in conjunction with our unaudited condensed consolidated financial statements and related notes, and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”). The results of operations presented in our interim financial statements and discussed in MD&A are not necessarily indicative of the results that may be expected for the full year. Please refer to “Glossary of Terms Used in This Report” in our 2006 Form 10-K for an explanation of key terms used throughout this discussion.

EXPLANATORY NOTE ABOUT THIS REPORT

We are filing this Quarterly Report on Form 10-Q for the first quarter of 2007 concurrently with the filing of our Quarterly Reports on Form 10-Q for the second and third quarters of 2007. Where appropriate, the information contained in these Forms 10-Q reflects information about our business through September 30, 2007.

We filed our 2006 Form 10-K on August 16, 2007, after filing our Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”) on May 2, 2007 and our Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 Form 10-K”) on December 6, 2006. Our 2004 Form 10-K contained our consolidated financial statements and related notes for the year ended December 31, 2004, as well as a restatement of our previously issued consolidated financial statements and related notes for the years ended December 31, 2003 and 2002, and for the quarters ended June 30, 2004 and March 31, 2004. The filing of the 2004 Form 10-K, the 2005 Form 10-K and the 2006 Form 10-K were delayed significantly as a result of the substantial time and effort devoted to ongoing controls remediation, and systems reengineering and development in order to complete the restatement of our financial results for 2003 and 2002, as presented in our 2004 Form 10-K. We have made significant progress in our efforts to remediate material weaknesses that have prevented us from reporting our financial results on a timely basis.

With the filing of our Quarterly Report on Form 10-Q for the third quarter of 2007 on a timely basis, we have accomplished our goal of returning to current filing status. On June 8, 2007, we announced that we plan to file our Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”) with the U.S. Securities and Exchange Commission (“SEC”) on a timely basis. At this time, we are confirming our expectation that we will file our 2007 Form 10-K on a timely basis.

INTRODUCTION

Fannie Mae is a mission-driven company, owned by private shareholders (NYSE: FNM) and chartered by Congress to support liquidity and stability in the secondary mortgage market. Our business includes three integrated business segments—Single-Family Credit Guaranty, Housing and Community Development, and Capital Markets—that work together to provide services, products and solutions to our lender customers and a broad range of housing partners. Together, our business segments contribute to our chartered mission objectives, helping to increase the total amount of funds available to finance housing in the United States and to make homeownership more available and affordable for low-, moderate- and middle-income Americans. We also work with our customers and partners to increase the availability and affordability of rental housing.

Our Single-Family Credit Guaranty (“Single-Family”) business works with our lender customers to securitize single-family mortgage loans into Fannie Mae mortgage-backed securities (“Fannie Mae MBS”) and to facilitate the purchase of single-family mortgage loans for our mortgage portfolio. Revenues in the segment are derived primarily from the guaranty fees the segment receives as compensation for assuming the credit risk on the mortgage loans underlying single-family Fannie Mae MBS and on the single-family mortgage loans held in our portfolio.

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

Our Capital Markets group manages our investment activity in mortgage loans and mortgage-related securities, and has responsibility for managing our assets and liabilities and our liquidity and capital positions. Through the issuance of debt securities in the capital markets, our Capital Markets group attracts capital from investors globally that the company uses to finance housing in the United States. Our Capital Markets group generates income primarily from the difference, or spread, between the yield on the mortgage assets we own and the cost of the debt we issue in the global capital markets to fund these assets.

Although we are a corporation chartered by the U.S. Congress, the U.S. government does not guarantee, directly or indirectly, our securities or other obligations. Our business is self-sustaining and funded exclusively with private capital.

SELECTED FINANCIAL DATA

The selected consolidated financial data presented below is summarized from our condensed results of operations for the three months ended March 31, 2007 and 2006, as well as from selected condensed consolidated balance sheet data as of March 31, 2007 and December 31, 2006. This data should be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as with the unaudited condensed consolidated financial statements and related notes included in this report and with our audited consolidated financial statements and related notes included in our 2006 Form 10-K.

	For the
	Three Months Ended
	March 31,
	2007	2006
	(Dollars and shares in millions, except per share amounts)

Income Statement Data:
Net interest income	$1,194	$2,012
Guaranty fee income(1)	1,098	947
Losses on certain guaranty contracts	(283)	(27)
Derivatives fair value gains (losses), net	(563)	906
Other income (loss)(1)(2)	556	(561)
Credit-related expenses(3)	(321)	(102)
Net income	961	2,026
Preferred stock dividends and issuance costs at redemption	(135)	(122)
Net income available to common stockholders	826	1,904

Common Share Data:
Earnings per share:
Basic	$0.85	$1.96
Diluted	0.85	1.94
Weighted-average common shares outstanding:
Basic	973	971
Diluted	974	998
Cash dividends declared per common share	$0.40	$0.26

New Business Acquisition Data:
Fannie Mae MBS issues acquired by third parties(4)	$125,202	$105,676
Mortgage portfolio purchases(5)	36,157	37,984

New business acquisitions	$161,359	$143,660

	As of
	March 31,	December 31,
	2007	2006
	(Dollars in millions)

Balance Sheet Data:
Investments in securities:
Trading	$23,151	$11,514
Available-for-sale	358,037	378,598
Mortgage loans:
Loans held for sale	5,581	4,868
Loans held for investment, net of allowance	381,310	378,687
Total assets	839,464	843,936
Short-term debt	158,410	165,810
Long-term debt	606,534	601,236
Total liabilities	797,907	802,294
Preferred stock	8,408	9,108
Total stockholders’ equity	41,431	41,506

Regulatory Capital Data:
Core capital(6)	$41,710	$41,950
Total capital(7)	42,575	42,703

Mortgage Credit Book of Business Data:
Mortgage portfolio(8)	$718,122	$728,932
Fannie Mae MBS held by third parties(9)	1,845,531	1,777,550
Other credit guaranties(10)	20,608	19,747

Mortgage credit book of business	$2,584,261	$2,526,229

	For the
	Three Months
	Ended
	March 31,
	2007		2006

Ratios:
Return on assets ratio(11)*	0.39%		0.91%
Return on equity ratio(12)*	10.1		25.5
Equity to assets ratio(13)*	4.9		4.7
Dividend payout ratio(14)*	47.2		12.9
Average effective guaranty fee rate (in basis points)(15)*	21.8	bp	20.4	bp
Credit loss ratio (in basis points)(16)*	3.2	bp	1.4	bp

(1)	Certain prior period amounts that previously were included as a component of “Fee and other income” have been reclassified to “Guaranty fee income” to conform to the current period presentation.

(2)	Consists of trust management income; investment gains (losses), net; debt extinguishment gains (losses), net; losses from partnership investments; and fee and other income.

(3)	Consists of provision for credit losses and foreclosed property expense.

(4)	Unpaid principal balance of Fannie Mae MBS issued and guaranteed by us and acquired by third-party investors during the reporting period. Excludes securitizations of mortgage loans held in our portfolio.

(5)	Unpaid principal balance of mortgage loans and mortgage-related securities we purchased for our investment portfolio during the reporting period. Includes advances to lenders and mortgage-related securities acquired through the extinguishment of debt.

(6)	The sum of (a) the stated value of outstanding common stock (common stock less treasury stock); (b) the stated value of outstanding non-cumulative perpetual preferred stock; (c) paid-in-capital; and (d) our retained earnings. Core capital excludes accumulated other comprehensive loss.

(7)	The sum of (a) core capital and (b) the total allowance for loan losses and reserve for guaranty losses, less (c) the specific loss allowance (that is, the allowance required on individually impaired loans).

(8)	Unpaid principal balance of mortgage loans and mortgage-related securities held in our portfolio.

(9)	Unpaid principal balance of Fannie Mae MBS held by third-party investors. The principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

(10)	Includes single-family and multifamily credit enhancements that we have provided and that are not otherwise reflected in the table.

(11)	Annualized net income available to common stockholders divided by average total assets during the period.

(12)	Annualized net income available to common stockholders divided by average outstanding common equity during the period.

(13)	Average stockholders’ equity divided by average total assets during the period.

(14)	Common dividends declared during the period divided by net income available to common stockholders for the period.

(15)	Annualized guaranty fee income as a percentage of average outstanding Fannie Mae MBS and other guaranties during the period.

(16)	Annualized charge-offs, net of recoveries and annualized foreclosed property expense, as a percentage of the average total mortgage credit book of business during the period. Effective January 1, 2007, we have excluded any initial losses recorded pursuant to Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, on loans purchased from trusts from our credit losses when the purchase price of delinquent loans that we purchase from Fannie Mae MBS trusts exceeds the fair value of the loans at the time of purchase. We have revised our presentation of credit losses for the three months ended March 31, 2006 to conform to the current period presentation. Refer to “Risk Management—Credit Risk Management—Mortgage Credit Risk Management—Credit Losses” for more information regarding this change in presentation.

Note:

* Average balances for purposes of the ratio calculations are based on beginning and end of period balances.

EXECUTIVE SUMMARY

Overview

We are in the midst of a significant correction in the housing and mortgage markets. The market downturn that began in 2006 has continued through the first three quarters of 2007, with substantial declines in new and existing home sales, housing starts, mortgage originations, and home prices, as well as significant increases in inventories of unsold homes, mortgage delinquencies, and foreclosures. In recent months, the capital markets also have been characterized by high levels of volatility, reduced levels of liquidity in the mortgage and corporate credit markets, significantly wider credit spreads, and rating agency downgrades on a growing number of mortgage-related securities. Beginning with the third quarter of 2007, these factors have had a significant effect on our business. We expect these factors will continue to affect our financial condition and results of operations through the end of 2007 and into 2008.

Management believes that some factors in this correction may benefit our business in the short or long term, and that other factors in the correction may have a material adverse effect on our business. In particular, the reduced liquidity accompanying this correction has affected observable market pricing data, causing disruptions of historical pricing relationships and pricing gaps. This has had a negative impact on our estimates of the fair value of our assets and obligations. Given this pricing disruption and the complexity of our accounting policies and estimates, the amounts that we actually realize could vary significantly from our fair value estimates.

Like other participants in the U.S. residential mortgage market, we have experienced and expect to continue to experience adverse effects from this market correction, which are reflected in our financial results. These include:

•	Our credit losses and credit-related expenses have increased significantly due to national home price declines and economic weakness in some regional markets.

•	Our “Losses on certain guaranty contracts” have increased significantly. As conditions in the housing market have deteriorated and market liquidity has declined, our estimates of the compensation required by market participants to assume our guaranty obligations, which is the basis we are required to use to estimate these losses, have increased significantly. Because of the manner in which we account for these contracts, we recognize an immediate loss in earnings at the time we issue MBS if our guaranty obligation exceeds the fair value of our guaranty asset. We expect to recover that loss over time as the associated MBS liquidates, while our credit losses over time will reflect our actual loss experience on these transactions.

•	Because of the significant disruption in the housing and mortgage markets during the third quarter of 2007, the indicative market prices we obtained from third parties in connection with our purchases of delinquent loans from our MBS trusts have decreased significantly. This has caused us to reduce our estimates of the fair value of these loans, resulting in a significant increase in our initial recorded losses from these purchases.

•	Increasing credit spreads and estimates of declines in future home prices have resulted in declines in the fair value of our net assets.

These challenging market conditions have had a negative impact on our earnings, which has reduced the amount of capital we hold to satisfy our regulatory capital requirements. We continue to maintain a strong capital position, and our access to sources of liquidity has been adequate to meet our funding needs. If these market and economic conditions continue, we may take actions to ensure that we meet our regulatory capital requirements, including forgoing some business opportunities, selling assets or issuing additional preferred equity securities.

We believe that some benefits from the market correction may enhance our strategic position in our market. These include:

•	The market for Alt-A, subprime and other nontraditional mortgages has declined significantly. As that market has declined, the demand for more traditional mortgage products, such as 30-year fixed-rate conforming loans, has increased significantly. These products represent our core business and have historically accounted for the majority of our new business volume and profitability. Due to the higher mix of mortgage-related securities backed by more traditional products and reduced competition from private-label issuers of mortgage-related securities, our estimated market share of new single-family mortgage-related securities issuances increased to approximately 41.2% for the third quarter of 2007, from approximately 24.3% for the third quarter of 2006.

•	We also have increased the guaranty fees we charge on new business. This increased pricing compensates us for the added risk that we assume as a result of current market conditions.

•	As a result of the growing need for credit and liquidity in the multifamily market beginning in the third quarter of 2007, our HCD business produced higher guaranty fee rates on new multifamily business and faster growth in our multifamily guaranty book of business.

•	Our total mortgage credit book of business has increased by 10% during the first nine months of 2007, from $2.5 trillion outstanding at December 31, 2006 to $2.8 trillion outstanding at September 30, 2007.

In addition, following a thorough review of our costs, we implemented a broad reengineering initiative that we expect will reduce our total administrative expenses by more than $200 million in 2007 as compared with 2006. With the filing of our Forms 10-Q today, we have become current in our SEC periodic financial reporting.

Our business is also significantly affected by general conditions in the financial markets. During the first nine months of 2007, conditions in the financial markets contributed to the following financial results, compared with the first nine months of 2006:

•	A decrease in our net interest income and net interest yield due to the higher cost of debt.

•	An increase in losses on trading securities and unrealized losses on available-for-sale securities.

•	An increased level of period-to-period volatility in the fair value of our derivatives and securities.

During the first nine months of 2007, our ability to issue debt and equity at rates we consider attractive has not been impaired. In addition, we have experienced a lower level of impairments on investment securities during the first nine months of 2007 than we experienced during the same period in 2006.

Summary of Our Financial Results

Net income for the first quarter of 2007 was $961 million, a decrease of $1.1 billion, or 53%, from the first quarter of 2006. Diluted earnings per share decreased by 56% to $0.85. Refer to “Consolidated Results of Operations” below for a more detailed discussion of our financial results for the first quarter of 2007.

Market and Economic Factors Affecting Our Business

Mortgage and housing market conditions, which significantly affect our business and our financial performance, have worsened since the end of 2006. The housing market downturn that began in the second half of 2006 continued through the first three quarters of 2007 and into the fourth quarter of 2007. The most recent available data for the quarter ended September 30, 2007 show substantial declines in new and existing home sales, housing starts and mortgage originations compared with prior year levels. Moreover, home prices declined on a national basis during the first three quarters of 2007. Additionally, overall housing demand decreased over the past year because of a slowdown in the overall economy, affordability constraints, and declines in demand for investor properties and second homes, which had been a key driver of overall housing activity. Housing market conditions have deteriorated significantly in some Midwestern states, particularly in Michigan, Ohio and Indiana, which have experienced weak economic conditions and job losses. Additionally, in recent quarters, housing market weakness has expanded to other states, including Arizona, California, Florida and Nevada, where home prices had risen most dramatically and investor demand had been the highest in recent years. Inventories of unsold homes have risen dramatically over the past year, putting additional downward pressure on home prices.

These challenging market and economic conditions caused a material increase in mortgage delinquencies and foreclosures during 2007. The resetting of a substantial number of adjustable-rate mortgages (“ARMs”) to higher interest rates has also contributed to the increase in mortgage delinquencies and foreclosures. A mortgage loan foreclosure may occur when the borrower on an ARM is unable to make the higher payments required after an interest-rate adjustment, and is unable to either refinance the loan or sell the home for an amount sufficient to pay off the mortgage. Based on data provided by LoanPerformance, an independent provider of mortgage market data, as of the end of 2006, we estimate that there were approximately $150 billion in ARMs backing private-label subprime mortgage-related securities that were scheduled to reset for the first time at some point during 2007, subjecting those borrowers to significant payment shock. In addition, as of the end of July 2007, we estimate that there were approximately $185 billion in ARMs backing private-label subprime mortgage-related securities with payments that were scheduled to reset initially sometime in 2008. These resets could result in a further sharp increase in delinquency and foreclosure rates. The rising number of mortgage defaults and foreclosures, combined with declining home prices on a national basis and weak economic conditions in some regions, has resulted in significant increases in credit losses.

The credit performance of subprime and Alt-A loans, as well as other higher risk loans, has deteriorated sharply during the past year, and even the prime conventional portion of the mortgage market has seen signs of credit distress. Concerns about the potential for even higher delinquency rates and more severe credit losses have resulted in increases in mortgage rates in the non-conforming and subprime portions of the market. Many lenders have tightened lending standards or elected to stop originating subprime and other higher risk loans completely, which has adversely affected many borrowers seeking alternative financing to refinance out of ARMs resetting to higher rates.

The reduction in liquidity and funding sources in the mortgage credit market has led to a substantial shift in mortgage originations. The share of traditional fixed-rate conforming mortgages has increased substantially, while the share of Alt-A and subprime mortgages has dropped significantly. Moreover, credit concerns and the resulting liquidity issues have affected the general financial markets. In recent months, the financial markets have been characterized by high levels of volatility, reduced levels of liquidity in the mortgage and corporate credit markets, significantly wider credit spreads and rating agency downgrades on a growing number of mortgage-related securities. In response to concerns over liquidity in the financial markets, the Federal Reserve reduced its discount rate in August, September and October 2007 by a total of 125 basis points to 5.00% and lowered the federal funds rate in September and October 2007 by a total of 75 basis points to 4.50%. After rising in the first half of the year, long-term bond yields declined during the third quarter of 2007. As short-term interest rates decreased in the third quarter of 2007, the spread between long- and short-term interest rates widened, resulting in a steepening of the yield curve.

Outlook

We expect housing market weakness to continue in 2007 and 2008. We believe the continued downturn in housing will lead to further declines in mortgage originations in 2007 and 2008, and contribute to slower growth in U.S. residential mortgage debt outstanding (“MDO”) in 2007 and 2008. Based on our current market outlook, we expect:

•	A relatively stable net interest yield for the remainder of 2007.

•	Growth in our single-family guaranty book of business at a faster rate than the rate of overall MDO growth.

•	A continued increase in our guaranty fee income for 2007.

•	A significant increase in losses on certain guaranty contracts for 2007 as compared with 2006, due to the continued weakening in the housing and mortgage market.

•	A significant increase in credit-related expenses and credit losses for both 2007 and 2008 as compared with the previous years, due to continued home price declines.

•	Continued volatility in our net income, stockholders’ equity and regulatory capital due to market conditions and the effects of the manner in which we account for changes in the fair value of our derivatives and trading securities.

We provide additional detail on trends that may affect our result of operations, financial condition and regulatory capital position in future periods in “Consolidated Results of Operations” below.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. In our 2006 Form 10-K, we identified the following as our critical accounting polices:

•	Fair Value of Financial Instruments

•	Amortization of Cost Basis Adjustments on Mortgage Loans and Mortgage-Related Securities

•	Allowance for Loan Losses and Reserve for Guaranty Losses

•	Assessment of Variable Interest Entities

Our 2006 Form 10-K contains a discussion of the judgments and assumptions made in applying these policies and how changes in assumptions may impact our consolidated financial statements. Refer to “Notes to Condensed Consolidated Financial Statements—Note 1, Summary of Significant Accounting Policies” for

updated information regarding our significant accounting policies, including the expected impact on our consolidated financial statements of recently issued accounting pronouncements.

As noted in our 2006 Form 10-K, we evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. We consider the estimation of fair value of our financial instruments to be our most critical accounting estimate because a substantial portion of our assets and liabilities are recorded at estimated fair value, and, in certain circumstances, our valuation techniques involve a high degree of management judgment. The downturn in the housing market and reduced liquidity in the credit markets, along with the uncertainty in the financial markets arising from these conditions, resulted in significant market volatility and a disruption of historical pricing relationships between certain financial instruments during the third quarter of 2007. This significant change in market conditions has had widespread implications on how companies measure the fair value of certain financial instruments. Accordingly, we have provided an update to our critical accounting policy on fair value to discuss how these recent market conditions have affected the determination of fair value for some of our financial instruments, most notably our guaranty assets and guaranty obligations.

Fair Value of Financial Instruments

Fair value is defined as the amount at which a financial instrument could be exchanged in a current transaction between willing, unrelated parties, other than in a forced or liquidation sale. We use one of the following three practices for estimating fair value, the selection of which is based on the availability and reliability of relevant market data: (1) actual, observable market prices or market prices obtained from multiple third parties when available; (2) market data and model-based interpolations using standard models widely accepted within the industry if market prices are not available; or (3) internally developed models that employ techniques such as a discounted cash flow approach and that include market-based assumptions, such as prepayment speeds and default and severity rates, derived from internally developed models. Price transparency tends to be limited in less liquid markets where quoted market prices or observable market data may not be available. We regularly refine and enhance our valuation methodologies to correlate more closely to observable market data. When observable market prices or data are not readily available or do not exist, the estimation of fair value may require significant management judgment and assumptions. See “Part II—Item 1A—Risk Factors” for a discussion of the risks and uncertainties related to our use of valuation models.

Guaranty Assets and Guaranty Obligations

The recent changes in market conditions have had a significant impact on the estimation of the net fair value of our guaranty assets and guaranty obligations. As guarantor of our Fannie Mae MBS issuances, at inception we recognize a non-contingent liability for the fair value of our obligation to stand ready to perform over the term of the guaranty as a component of “Guaranty obligations” in our consolidated balance sheets. The fair value of this obligation represents management’s estimate of the amount that we would expect to pay a third party of similar credit standing to assume our obligation.

Our guaranty business volume is generated through either our flow or bulk transaction channels. The contract terms and level of pricing flexibility for loans guaranteed through these channels differ and may adversely impact the estimated fair value of our guaranty obligations and losses on certain guaranty contracts. In our flow business, we enter into agreements that generally set base guaranty fee pricing for a lender’s future delivery of individual loans to us over a specified time period. Because we have established the base guaranty fee pricing for a specified time period, we may be limited in our ability to renegotiate the pricing on our flow transactions with individual lenders to reflect changes in market conditions and the credit risk of mortgage loans that meet our eligibility standards. As a result, the estimated amount that we would be required to pay a third party of similar credit standing to assume our obligation may be higher than our contractual price. Our bulk business consists of transactions in which a defined set of loans are to be delivered to us in bulk, and we have the opportunity to review the loans for eligibility and pricing prior to delivery in accordance with the terms of the specific contract for such transactions. We generally have greater ability to select risks in the bulk transaction channel and to adjust our pricing more rapidly to reflect changes in market conditions and the credit risk of the specific transactions.

Our guaranty obligations consist of future expected credit losses, including any unrecoverable principal and interest over the expected life of the underlying mortgages of our Fannie Mae MBS and foreclosure costs, estimated administrative and other costs related to our guaranty, and any deferred profit amounts. We base the fair value of the guaranty obligations that we record when we issue Fannie Mae MBS on market information obtained from spot transaction prices, when available. In the absence of spot transaction data, which is the case for the substantial majority of our Fannie Mae MBS issuances, we estimate the fair value using simulation models that estimate our potential future credit losses and calculate the present value of the expected cash flows associated with our guaranty obligations under various economic scenarios. The key inputs and assumptions for our models include default and severity rates. We also incorporate a market rate of return that we derive from observable market data. The objective of our valuation models is to estimate the amount that we would expect to pay a third party of similar credit standing to assume our guaranty obligation under current market conditions. Because of the recent significant reduction in liquidity in the mortgage and credit markets and increased volatility, estimating the fair value of our guaranty obligations has become more difficult in some cases and the degree of management judgment involved has increased. Although we review the reasonableness of the results of our simulation models by comparing those results with available market information, it is possible that different assumptions and inputs could produce a materially different estimate of the fair value of our guaranty obligations, particularly in the current market environment.

The fair value of our guaranty obligations is highly sensitive to changes in the market’s expectation for future levels of home price appreciation. When there is a market expectation of a decline in home prices, the level of credit risk for a mortgage loan tends to increase because the market anticipates a likelihood of higher credit losses. Incorporating this expectation of higher credit losses into our simulation models results in a significant increase in the estimated fair value of our guaranty obligations and increases the losses recognized at inception on certain guaranty contracts. Based on our experience, however, we expect our actual future credit losses to be significantly less than the estimated increase in the fair value of our guaranty obligations, as the fair value of our guaranty obligations includes not only future expected credit losses but also the economic return that we believe a third party would require to assume that credit risk. Our combined allowance for loan losses and reserve for guaranty losses reflects our estimate of the probable credit losses inherent in our mortgage credit book of business. We disclose on a quarterly basis the estimated impact on our expected credit losses from an immediate 5% decline in single-family home prices for the entire United States. See “Risk Management—Credit Risk Management—Mortgage Credit Risk Management” for our credit loss sensitivity disclosures.

CONSOLIDATED RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations is based on a comparison of our results between the first quarter of 2007 and the first quarter of 2006. Table 1 presents a summary of our unaudited condensed consolidated results of operations for these periods.

Table 1:  Summary of Condensed Consolidated Results of Operations

	For the
	Three Months
	Ended
	March 31,		Variance
	2007	2006	$	%
	(Dollars in millions, except
	per share amounts)

Net interest income	$1,194	$2,012	$(818)	(41)%
Guaranty fee income(1)	1,098	947	151	16
Trust management income(2)	164	—	164	—
Fee and other income(1)	208	291	(83)	(29)

Net revenues	2,664	3,250	(586)	(18)
Losses on certain guaranty contracts	(283)	(27)	(256)	(948)
Investment gains (losses), net	356	(675)	1,031	153
Derivatives fair value gains (losses), net	(563)	906	(1,469)	(162)
Losses from partnership investments	(165)	(194)	29	15
Administrative expenses	(698)	(708)	10	1
Credit-related expenses(3)	(321)	(102)	(219)	(215)
Other non-interest expenses(4)	(99)	(16)	(83)	(519)

Income before federal income taxes and extraordinary gains (losses)	891	2,434	(1,543)	(63)
Benefit (provision) for federal income taxes	73	(409)	482	118
Extraordinary gains (losses), net of tax effect	(3)	1	(4)	(400)

Net income	$961	$2,026	$(1,065)	(53)%

Diluted earnings per common share	$0.85	$1.94	$(1.09)	(56)%

(1)	Certain prior period amounts that previously were included as a component of “Fee and other income” have been reclassified to “Guaranty fee income” to conform to the current period presentation.

(2)	We began separately reporting the revenues from trust management fees in our condensed consolidated statements of income effective January 1, 2007. We previously included these revenues, which totaled approximately $143 million for the three months ended March 31, 2006, as a component of interest income.

(3)	Consists of provision for credit losses and foreclosed property expense.

(4)	Consists of debt extinguishment gains (losses), net, minority interest in earnings of consolidated subsidiaries and other expenses.

Our business generates revenues from four principal sources: net interest income, guaranty fee income, trust management income, and fee and other income. Other significant factors affecting our net income include changes in the fair value of our derivatives, the timing and size of investment gains and losses, equity investments, losses on certain guaranty contracts, credit-related expenses and administrative expenses. We provide a comparative discussion of the effect of our principal revenue sources and other listed items on our condensed consolidated results of operations for the three months ended March 31, 2007 and 2006 below. We also discuss other significant items presented in our unaudited condensed consolidated statements of income.

Net Interest Income

Table 2 presents an analysis of our net interest income and net interest yield for the three months ended March 31, 2007 and 2006.

Table 2:  Analysis of Net Interest Income and Yield

	For the Three Months Ended March 31,
	2007			2006
		Interest	Average		Interest	Average
	Average	Income/	Rates	Average	Income/	Rates
	Balance(1)	Expense	Earned/Paid	Balance(1)	Expense	Earned/Paid
	(Dollars in millions)

Interest-earning assets:
Mortgage loans(2)	$385,810	$5,385	5.58%	$367,848	$5,082	5.53%
Mortgage securities	331,229	4,567	5.52	365,185	4,791	5.25
Non-mortgage securities(3)	62,195	836	5.37	43,430	486	4.48
Federal funds sold and securities purchased under agreements to resell	13,666	182	5.32	10,354	117	4.51
Advances to lenders	4,674	36	3.11	3,876	28	2.93

Total interest-earning assets	$797,574	$11,006	5.52%	$790,693	$10,504	5.31%

Interest-bearing liabilities:
Short-term debt	$161,575	$2,213	5.48%	$161,541	$1,646	4.08%
Long-term debt	602,804	7,596	5.04	597,644	6,842	4.58
Federal funds purchased and securities sold under agreements to repurchase	210	3	5.33	331	4	4.42

Total interest-bearing liabilities	$764,589	$9,812	5.13%	$759,516	$8,492	4.47%

Impact of net non-interest bearing funding	$32,985		0.21%	$31,777		0.18%

Net interest income/net interest yield(4)		$1,194	0.60%		$2,012	1.02%

(1)	The average balances for mortgage loans, advances to lenders and short- and long-term debt have been calculated based on the average of the amortized cost amount as of the beginning of each period and the amortized cost amount as of the end of each month within the respective period. This method was also used to calculate the average balance for mortgage securities for the three months ended March 31, 2006. The average balances for all other categories and periods have been calculated based on a daily average.

(2)	Includes nonaccrual loans with an average balance totaling $5.9 billion and $7.8 billion for the three months ended March 31, 2007 and 2006, respectively.

(3)	Includes cash equivalents.

(4)	We calculate our net interest yield by dividing our annualized net interest income for the period by the average balance of our total interest-earning assets during the period.

Table 3 presents the total variance, or change, in our net interest income between the three months ended March 31, 2007 and 2006, and the extent to which that variance is attributable to (1) changes in the volume of our interest-earning assets and interest-bearing liabilities or (2) changes in the interest rates of these assets and liabilities.

Table 3:  Rate/Volume Analysis of Net Interest Income

	For the Three Months Ended March 31,
	2007 vs. 2006
	Total	Variance Due to:(1)
	Variance	Volume	Rate
	(Dollars in millions)

Interest income:
Mortgage loans	$303	$251	$52
Mortgage securities	(224)	(460)	236
Non-mortgage securities(2)	350	239	111
Federal funds sold and securities purchased under agreements to resell	65	42	23
Advances to lenders	8	6	2

Total interest income	502	78	424

Interest expense:
Short-term debt	567	—	567
Long-term debt	754	60	694
Federal funds purchased and securities sold under agreements to repurchase	(1)	(2)	1

Total interest expense	1,320	58	1,262

Net interest income	$(818)	$20	$(838)

(1)	Combined rate/volume variances are allocated to both rate and volume based on the relative size of each variance.

(2)	Includes cash equivalents.

Net interest income of $1.2 billion for the first quarter of 2007 decreased by 41% from the first quarter of 2006, driven by a 41% (42 basis points) decline in our net interest yield to 0.60%. The overall increase of 66 basis points in the average cost of our debt, to 5.13%, more than offset a 21 basis points increase in the average yield on our interest-earning assets, to 5.52%.

We continued to experience compression in our net interest yield during the first quarter of 2007, largely attributable to the increase in our short-term and long-term debt costs as we continued to replace, at higher interest rates, maturing debt that we had issued at lower interest rates during the past few years. In addition, as discussed below, effective January 1, 2007, we reclassified the fees we receive from the interest earned on cash flows between the date of remittance by servicers and the date of distribution to MBS certificateholders, which we refer to as float income, from “Interest income” to “Trust management income.” The reclassification of these fees contributed to the decrease in our net interest yield, resulting in a reduction of approximately 8 basis points for the three months ended March 31, 2007.

As discussed below in “Derivatives Fair Value Gains (Losses), Net,” we consider the net contractual interest accruals on our interest rate swaps to be part of the cost of funding our mortgage investments. These amounts, however, are reflected in our condensed consolidated statements of income as a component of “Derivatives fair value gains (losses), net.” Although we experienced an increase in the average cost of our debt for the three months ended March 31, 2007, we recorded net contractual interest income on our interest rate swaps totaling $34 million for the three months ended March 31, 2007. In comparison, we recorded net contractual interest expense of $171 million for the three months ended March 31, 2006. The economic effect of the interest accruals on our interest rate swaps, which is not reflected in the comparative net interest yields presented above, resulted in a reduction in our funding costs of approximately 1 basis point for the three months ended

March 31, 2007. The economic effect of interest accruals on our interest rate swaps resulted in an increase in our funding costs of approximately 9 basis points for the three months ended March 31, 2006.

Our net interest yield was 0.52% and 0.57% for the three and nine months ended September 30, 2007. Based on the current composition of our portfolio, our expected investment activity for the remainder of the year and the current interest rate environment, we expect our net interest yield to remain relatively stable for the remainder of 2007.

Guaranty Fee Income

Table 4 shows the components of our guaranty fee income, our average effective guaranty fee rate, and Fannie Mae MBS activity for the three months ended March 31, 2007 and 2006.

Table 4:  Guaranty Fee Income and Average Effective Guaranty Fee Rate(1)

	For the Three Months Ended March 31,
	2007			2006
	Amount	Rate(2)		Amount	Rate(2)		Variance
	(Dollars in millions)

Guaranty fee income/average effective guaranty fee rate, excluding certain fair value adjustments and buy-up impairment	$1,100	21.8	bp	$949	20.4	bp	16%
Net change in fair value of buy-ups and guaranty assets(3)	2	—		—	—		—
Buy-up impairment	(4)	—		(2)	—		100

Guaranty fee income/average effective guaranty fee rate(4)(5)	$1,098	21.8	bp	$947	20.4	bp	16%

Average outstanding Fannie Mae MBS and other guaranties(6)	$2,017,471			$1,858,383			9%
Fannie Mae MBS issues(7)	132,423			114,559			16

(1)	Guaranty fee income consists of contractual guaranty fees related to Fannie Mae MBS held in our portfolio and held by third-party investors, adjusted for (1) the amortization of upfront fees and impairment of guaranty assets, net of a proportionate reduction in the related guaranty obligation and deferred profit, and (2) impairment of buy-ups. The average effective guaranty fee rate reflects our average contractual guaranty fee rate adjusted for the impact of amortization of deferred amounts and buy-up impairment. Losses recognized at inception on certain guaranty contracts are excluded from guaranty fee income and the average effective guaranty fee rate, but as described in footnote 5 below, the subsequent recovery of these losses over the life of the loans underlying the MBS issuances is reflected in our guaranty fee income and average effective guaranty fee rate.

(2)	Presented in annualized basis points and calculated based on guaranty fee income components divided by average outstanding Fannie Mae MBS and other guaranties for each respective period.

(3)	Consists of the effect of the net change in fair value of buy-ups and guaranty assets from portfolio securitization transactions subsequent to January 1, 2007. We include the net change in fair value of buy-ups and guaranty assets from portfolio securitization transactions in guaranty fee income in our condensed consolidated statements of income pursuant to our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS 133 and SFAS 140 (“SFAS 155”). We prospectively adopted SFAS 155 effective January 1, 2007. Accordingly, we did not record a fair value adjustment in earnings during 2006.

(4)	Certain prior period amounts that previously were included as a component of “Fee and other income” have been reclassified to “Guaranty fee income” to conform to the current period presentation.

(5)	Losses recognized at inception on certain guaranty contracts are recorded as a component of our guaranty obligation. We amortize a portion of our guaranty obligation, which includes these losses, into income each period in proportion to the reduction in the guaranty asset for payments received. This amortization increases our guaranty fee income and reduces the related guaranty obligation. The amortization of the guaranty obligation associated with losses recognized at inception on certain guaranty contracts totaled $92 million and $55 million for the three months ended March 31, 2007 and 2006, respectively.

(6)	Other guaranties includes $20.6 billion and $19.7 billion as of March 31, 2007 and December 31, 2006, respectively, and $21.2 billion and $19.2 billion as of March 31, 2006 and December 31, 2005, respectively, related to long-term standby commitments we have issued and credit enhancements we have provided.

(7)	Reflects unpaid principal balance of Fannie Mae MBS issued and guaranteed by us, including mortgage loans held in our portfolio that we securitized during the period and Fannie Mae MBS issued during the period that we acquired for our portfolio.

The 16% increase in guaranty fee income for the first quarter of 2007 from the first quarter of 2006 resulted from a 9% increase in average outstanding Fannie Mae MBS and other guaranties, and a 7% increase in the average effective guaranty fee rate to 21.8 basis points from 20.4 basis points.

Growth in average outstanding Fannie Mae MBS and other guaranties for the first quarter of 2007 was attributable to an increase in Fannie Mae MBS issuances and a slower liquidation rate on our mortgage credit book of business. Although mortgage origination volumes fell during the first quarter of 2007, our market share of MBS issuances increased due to the shift in the product mix of mortgage originations back to more traditional conforming products, such as 30-year fixed-rate loans, which represent our core product and historically have accounted for the majority of our new business volume, and reduced competition from private-label issuers of mortgage-related securities.

The increase in our average effective guaranty fee rate, which excludes the effect of losses recorded at inception on certain guaranty contracts, was attributable to targeted pricing increases on new business to reflect the higher risk premium resulting from the overall market increase in mortgage credit risk pricing, an increase in our acquisition of Alt-A mortgage loans, which generally have higher guaranty fee rates, and an increase in the accretion of our guaranty obligation and deferred profit into income.

Because of our increased market share, we expect our single-family guaranty book of business to grow at a faster rate than the rate of overall MDO growth in 2007, and our guaranty fee income to continue to increase for the remainder of 2007.

Trust Management Income

Trust management income totaled $164 million for the first quarter of 2007. Trust management income consists of the fees we earn as master servicer, issuer and trustee for Fannie Mae MBS. We derive these fees from the interest earned on cash flows between the date of remittance by servicers and the date of distribution to MBS certificateholders, which we refer to as float income. Prior to November 2006, funds received from servicers were commingled with our corporate assets. Because our compensation for these roles could not be segregated, we included these amounts, which totaled approximately $143 million for the first quarter of 2006, as a component of “Interest income” in our condensed consolidated statements of income. In November 2006, we made operational changes to segregate these funds from our corporate assets. Accordingly, we began separately reporting this compensation as “Trust management income” in our condensed consolidated statements of income effective January 1, 2007.

Fee and Other Income

Fee and other income decreased to $208 million for the first quarter of 2007, from $291 million for the first quarter of 2006. The $83 million decrease in fee and other income was primarily due to fluctuations in foreign currency exchange rates. We recorded a foreign currency exchange loss of $64 million on our foreign-denominated debt in the first quarter of 2007, due to the weakening of the U.S. dollar against the Japanese yen during the first quarter of 2007. In contrast, we recorded a foreign currency exchange gain of $1 million in the first quarter of 2006. Our foreign currency exchange gains (losses) are offset in part by corresponding net losses (gains) on foreign currency swaps, which are recognized in our condensed consolidated statements of income as a component of “Derivatives fair value gains (losses), net.” We seek to eliminate our exposure to fluctuations in foreign exchange rates by entering into foreign currency swaps that effectively convert debt denominated in a foreign currency to debt denominated in U.S. dollars. In addition, certain multifamily fees related to consolidated loans decreased to $9 million for the first quarter of 2007, from $110 million for the first quarter of 2006. These reductions in fee and other income in the first quarter of 2007 were partially offset by an increase in multifamily loan prepayment and yield maintenance fees resulting from higher liquidations in the first quarter of 2007 relative to the first quarter of 2006.

Losses on Certain Guaranty Contracts

Losses on certain guaranty contracts increased by $256 million to $283 million for the first quarter of 2007, from $27 million for the first quarter of 2006.

We recognize an immediate loss in earnings on new guaranteed Fannie Mae MBS issuances when our expectation of returns is below what we believe a market participant would require for that credit risk inclusive of a reasonable profit margin. We expect, however, to recover the losses that we recognize at inception on certain guaranty contracts in our consolidated income statements over time in proportion to our receipt of contractual guaranty fees on those guaranties and the decline in the unpaid principal balance on the mortgage loans underlying the MBS.

Following is an example to illustrate how losses recorded at inception on certain guaranty contracts affect our earnings over time. Assume that within one of our guaranty contracts, we have an individual Fannie Mae MBS issuance for which the present value of the guaranty fees we expect to receive over time based on both a five-year contractual and expected life of the fixed-rate loans underlying the MBS totals $100. Based on market expectations, we estimate that a market participant would require $120 to assume the risk associated with our guaranty of the principal and interest due to investors in the MBS trust. To simplify the accounting in our example, we assume that the expected life of the underlying loans remains the same over the five-year contractual period and the annual scheduled principal and interest loan payments are equal over the five-year period.

Accounting Upon Initial Issuance of MBS:

•	We record a guaranty asset of $100, which represents the present value of the guaranty fees we expect to receive over time.

•	We record a guaranty obligation of $120, which represents the estimated amount that a market participant would require to assume this obligation.

•	We record the difference of $20, or the amount by which the guaranty obligation exceeds the guaranty asset, in our income statement as losses on certain guaranty contracts.

Accounting in Each of Years 1 to 5:

•	We collect $20 in guaranty fees per year, which represents one-fifth of the outstanding receivable amount, and record this amount as a reduction in the guaranty asset.

•	We reduce the guaranty obligation by a proportionate amount, or one-fifth, and record this amount, which totals $24, in our income statement as guaranty fee income.

	For the Years Ended						Cumulative
	0	1	2	3	4	5	Effect

Losses on certain guaranty contracts	$(20)	$—	$—	$—	$—	$—	$(20)
Guaranty fee income	—	24	24	24	24	24	120

Pre-tax income	$(20)	$24	$24	$24	$24	$24	$100

As illustrated in the example, the $20 loss recognized at inception of the guaranty contract will be accreted into earnings over time as a component of guaranty fee income. For additional information on our accounting for guaranty transactions, which is more complex than the example presented, refer to our 2006 Form 10-K in “Notes to Consolidated Financial Statements — Note 1, Summary of Significant Accounting Policies.”

As credit conditions deteriorated during the first quarter of 2007, the market’s expectation of future credit risk increased. This change in market conditions increased the estimated risk premium or compensation that a market participant would require to assume our guaranty obligations. As a result, the estimated fair value of our guaranty obligations related to MBS issuances increased, contributing to a higher level of losses at inception on certain of our MBS issuances. Our losses on certain guaranty contracts also were affected by the following during the first quarter of 2007:

•	Lender Flow Transaction Contracts: We enter into flow transaction contracts that establish our base guaranty fee pricing with a lender for a specified period of time. Because pricing is fixed for a period of time, these contracts may limit our ability to immediately adjust our base guaranty fee pricing to reflect changes in market conditions. As the market risk premium increased during the first quarter of 2007, we experienced an increase in the losses related to some of these contracts because we had established our base guaranty fee pricing for a specified time period and could not increase our prices to reflect the increased market risk. To address this in part, we have expanded our use of standard risk-based price adjustments that apply to all deliveries of loans with certain risk characteristics.

•	Affordability Mission—Housing Goals: Our efforts to increase the amount of mortgage financing that we make available to target populations and geographic areas to support our housing goals contributed to an increase in losses on certain guaranty contracts for the first quarter of 2007, due to the higher credit risk premium associated with these MBS issuances. In addition, certain contracts that support our affordability mission are priced at a discounted rate.

•	Contract-Level Pricing: We negotiate guaranty contracts with our customers based upon the overall economics of the transaction; however, the accounting for our guaranty-related assets and liabilities is not determined at the contract level for the substantial majority of our guaranty transactions. Instead, it is determined separately for each individual MBS issuance within a contract. Although we determine losses at an individual MBS issuance level, we largely price our guaranty business on an overall contract basis and establish a single price for all loans included in the contract. Accordingly, a single guaranty transaction may result in some loan pools for which we recognize a loss immediately in earnings and other loan pools for which we record deferred profits that are recognized as a component of guaranty fee income over the life of the loans underlying the MBS issuance.

We expect that the vast majority of our MBS guaranty transactions will generate positive economic returns over the lives of the related MBS because we expect our guaranty fees to exceed our incurred credit losses based on our experience. Losses on certain guaranty contracts do not reflect our estimate of incurred credit losses in our mortgage credit book of business. Instead, these losses are recognized as charges against our allowance for loan losses or reserve for guaranty losses, and are reflected in our credit losses. Our combined allowance for loan losses and reserve for guaranty losses reflects our estimate of the probable credit losses inherent in our mortgage credit book of business. See “Credit-Related Expenses” for a discussion of our current year provision for credit losses.

We have increased guaranty pricing for some of our loan products during 2007. Additionally, we have made targeted eligibility changes during 2007 to enhance the risk profile characteristics of mortgage loans that we guarantee. We previously disclosed that we expected losses on certain guaranty contracts to more than double in 2007 from the $439 million recorded in 2006. Based on the losses reported for the first nine months of 2007, we expect our losses on certain guaranty contracts for the full year 2007 to be significantly higher than previously estimated.

Investment Gains (Losses), Net

Table 5 summarizes the components of investment gains (losses), net for the three months ended March 31, 2007 and 2006.

Table 5:  Investment Gains (Losses), Net

	For the
	Three Months
	Ended
	March 31,
	2007	2006
	(Dollars in millions)

Other-than-temporary impairment on investment securities(1)	$(3)	$(432)
Lower-of-cost-or-market adjustments on held-for-sale loans	(3)	(42)
Gains on Fannie Mae portfolio securitizations, net	49	17
Gains on sale of investment securities, net	287	6
Unrealized gains (losses) on trading securities, net	45	(216)
Other investment losses, net	(19)	(8)

Investment gains (losses), net	$356	$(675)

(1)	Excludes other-than-temporary impairment on guaranty assets and buy-ups as these amounts are recognized as a component of guaranty fee income.

The $1.0 billion favorable variance in investment gains (losses), net, for the first quarter of 2007 compared with the first quarter of 2006 was attributable to the following:

•	A decrease of $429 million in other-than-temporary impairment on investment securities. We recognized other-than-temporary impairment on our investment securities totaling $3 million for the first quarter of 2007. In contrast, we recognized other-than-temporary impairment of $432 million for the first quarter of 2006 due to a general increase in interest rates during the quarter, which caused the fair value of certain securities that we designated for sale to decline below the carrying value of those securities. We expect other-than-temporary impairment on investment securities for the full year 2007 to be significantly lower than the amount recorded in 2006.

•	An increase of $281 million in gains on sale of investment securities, net. We recorded net gains of $287 million and $6 million for the first quarters of 2007 and 2006, respectively, related to the sale of securities totaling $17.0 billion and $9.5 billion, respectively. The investment gains recorded during the first quarter of 2007 were attributable to the recovery in value of securities we sold that we had previously written down due to other-than-temporary impairment.

•	A $261 million favorable variance in unrealized gains (losses) on trading securities, net. We recorded unrealized gains on trading securities of $45 million for the first quarter of 2007, compared with unrealized losses of $216 million for the first quarter of 2006. The unrealized gains during the first quarter of 2007 reflect an increase in the fair value of our trading securities due to decreases in interest rates and implied volatility during the quarter. During the first quarter of 2006, we recorded unrealized losses primarily due to increases in interest rates during the quarter, which decreased the fair value of our trading securities.

As described in “Consolidated Balance Sheet Analysis—Trading Securities,” we increased our portfolio of trading securities during the first nine months of 2007 to approximately $48.7 billion as of September 30, 2007, from $11.5 billion as of December 31, 2006. While changes in the fair value of our trading securities generally move inversely to changes in the fair value of our derivatives, we recorded losses on both our trading securities and derivatives for the first nine months of the year. We recorded unrealized losses of $180 million on our trading securities for the first nine months of 2007, reflecting the combined effect of the increase in our portfolio of mortgage-related securities classified as trading and a decrease in the fair value of these securities due to the significant widening of credit spreads during the period.

Because the fair value of our trading securities is affected by market fluctuations that cannot be predicted, we cannot estimate the impact of changes in the fair value of our trading securities for the full year. We provide information on the sensitivity of changes in the fair value of trading securities to changes in interest rates in “Risk Management—Interest Rate Risk Management and Other Market Risks—Measuring Interest Rate Risk.”

Derivatives Fair Value Gains (Losses), Net

Table 6 presents, by type of derivative instrument, the fair value gains and losses on our derivatives for the three months ended March 31, 2007 and 2006. Table 6 also includes an analysis of the components of derivatives fair value gains and losses attributable to net contractual interest income (expense) on our interest rate swaps, the net change in the fair value of terminated derivative contracts through the date of termination and the net change in the fair value of outstanding derivative contracts. The five-year interest rate swap rate, which is shown below in Table 6, is a key reference interest rate affecting the estimated fair value of our derivatives.

Table 6:  Derivatives Fair Value Gains (Losses), Net

	For the
	Three Months
	Ended
	March 31,
	2007	2006
	(Dollars in millions)

Risk management derivatives:
Swaps:
Pay-fixed	$(486)	$4,786
Receive-fixed	363	(1,805)
Basis	(14)	—
Foreign currency(1)	20	(29)
Swaptions:
Pay-fixed	(123)	(3)
Receive-fixed	(303)	(2,153)
Interest rate caps	1	72
Other(2)	(1)	5

Risk management derivatives fair value gains (losses), net	(543)	873
Mortgage commitment derivatives fair value gains (losses), net	(20)	33

Total derivatives fair value gains (losses), net	$(563)	$906

Risk management derivatives fair value gains (losses) attributable to:
Net contractual interest income (expense) on interest rate swaps	$34	$(171)
Net change in fair value of terminated derivative contracts from end of prior period to date of termination	(82)	(69)
Net change in fair value of outstanding derivative contracts, including derivative contracts entered into during the period	(495)	1,113

Risk management derivatives fair value gains (losses), net(3)	$(543)	$873

	2007	2006

5-year swap rate:
As of January 1	5.10%	4.88%
As of March 31	4.99	5.31

(1)	Includes the effect of net contractual interest expense of approximately $18 million for the three months ended March 31, 2007 and 2006. The change in fair value of foreign currency swaps excluding this item resulted in a net gain of $38 million for the three months ended March 31, 2007 and a net loss of $11 million for the three months ended March 31, 2006.

(2)	Includes MBS options, forward starting debt, swap credit enhancements and mortgage insurance contracts.

(3)	Reflects net derivatives fair value gains (losses) recognized in the condensed consolidated statements of income, excluding mortgage commitments.

As shown in Table 6 above, we recorded net contractual interest income on interest rate swaps totaling $34 million for the first quarter of 2007, compared with net contractual interest expense on interest rate swaps of $171 million for the first quarter of 2006. Although these amounts are included in the net derivatives fair value gains recognized in our condensed consolidated statements of income, we consider the interest accruals on our interest rate swaps to be part of the cost of funding our mortgage investments.

We recorded derivatives fair value losses of $563 million in the first quarter of 2007, due to fair value losses on both our interest rate swaps and our option-based derivatives. The decline in swap rates during the first quarter of 2007 contributed to a reduction in the fair value of our pay-fixed interest rate swaps, resulting in a reduction in the aggregate net fair value of our interest rate swaps. The aggregate fair value of our option-based derivatives decreased due to the combined effect of the time decay of these options and a decrease in implied volatility during the quarter. Time decay refers to the diminishing value of an option over time as less time remains to exercise the option. The less time left on an option, the greater the effects of time decay.

In contrast, we recorded derivatives fair value gains of $906 million in the first quarter of 2006, largely due to an increase in swap rates during the quarter. The increase in interest rates during the first quarter of 2006 resulted in fair value gains on our pay-fixed interest rate swaps and swaptions, which more than offset fair value losses on our receive-fixed swaps and swaptions. Partially offsetting these gains were fair value losses on our option-based derivatives due to a decrease in implied volatility during the quarter and the effect of the time decay of these options.

We recorded derivatives fair value losses of $2.2 billion for the third quarter of 2007 due to a decrease in swap rates during the quarter and derivatives fair value losses of $891 million for the first nine months of 2007. Because the fair value of our derivatives is affected by market fluctuations that cannot be predicted, we cannot estimate the impact of changes in the fair value of our derivatives for the remainder of 2007. We provide information on the sensitivity of changes in the fair value of our derivatives to changes in interest rates in “Risk Management—Interest Rate Risk Management and Other Market Risks—Measuring Interest Rate Risk.”

Losses from Partnership Investments

Losses from partnership investments decreased to $165 million for the first quarter of 2007, from $194 million for the first quarter of 2006. The decrease in losses was due to the recognition of a gain on the sale of investments in federal low-income housing tax credit (“LIHTC”) partnerships in March 2007, which was partially offset by an increase in losses from our continuing investments in LIHTC partnerships. LIHTC partnerships generate tax credits and incur operational losses for which we obtain tax benefits through tax deductions. See “Benefit (Provision) for Federal Income Taxes” for a discussion of LIHTC tax benefits.

Administrative Expenses

Table 7 details the components of our administrative expenses, which include ongoing operating costs, as well as costs associated with our efforts to return to timely financial reporting.

Table 7:  Administrative Expenses

	For the
	Three Months Ended
	March 31,
	2007	2006	Variance
	(Dollars in millions)

Ongoing operating costs(1)	$527	$421	25%
Restatement and related regulatory expenses(2)	171	287	(40)

Total administrative expenses	$698	$708	(1)%

(1)	Excludes costs associated with our efforts to return to timely financial reporting and also excludes various costs that we do not expect to incur on a regular basis.

(2)	Includes costs of restatement and related regulatory examinations, investigations and litigation, and costs associated with our efforts to return to timely financial reporting.

The decrease in administrative expenses for the first quarter of 2007 from the first quarter of 2006 was due to a significant reduction in restatement and related regulatory expenses. This reduction was almost entirely offset by an increase in our ongoing operating costs, resulting from the significant investment we have made to remediate material weaknesses in our internal control over financial reporting by enhancing our organizational structure and systems. Due in part to this investment, we expect our ongoing operating costs for 2007 to exceed those for 2006.

As we have previously disclosed, we undertook a thorough review of our costs beginning in January 2007 as part of a broad reengineering initiative to increase productivity and lower administrative costs. As a result of this effort, we expect to reduce our total administrative expenses by more than $200 million in 2007 as compared with 2006, primarily through a reduction in employee and contract resources. We estimate that our 2007 productivity and cost reduction reengineering initiative will reduce our ongoing operating costs to approximately $2 billion in 2008.

Credit-Related Expenses

Our credit-related expenses consist of our provision for credit losses and our foreclosed property expense. Our credit-related expenses increased to $321 million for the first quarter of 2007, from $102 million for the first quarter of 2006. Following is a discussion of changes in the components of our credit-related expenses during the first quarter of 2007 compared with the first quarter of 2006.

The provision for credit losses increased by $170 million, or 215%, to $249 million for the first quarter of 2007, from $79 million for the first quarter of 2006. This increase is attributable to an increase in net charge-offs during the quarter, due to higher default rates and an increase in the average amount of loss per loan, or charge-off severity, resulting from continued economic weakness in the Midwest region and the national decline in home prices during the first quarter of 2007. The higher default rates are, in part, due to earlier than anticipated defaults on loans originated in 2006. The increase in charge-off severity is attributable to the combined effect of the national decline in home prices and the higher unpaid principal balances of loans going to foreclosure.

Foreclosed property expense increased by $49 million, or 213%, to $72 million for the first quarter of 2007, from $23 million for the first quarter of 2006. This increase was driven by an increase in the inventory of foreclosed properties and rapidly declining sales prices on foreclosed properties, particularly in the Midwest, which accounted for the majority of the increase in our foreclosed property expense in each period. The national decline in home prices has contributed to further increases in foreclosure activity.

Any amounts due from mortgage insurance companies on primary mortgage insurance in excess of the amount of a loan charge-off and all pool mortgage insurance are recognized as a reduction to our credit losses when such amounts are collected from insurance companies. As such, a significant amount of our current year credit losses will result in a reduction in our credit losses in subsequent periods as cash collections are received from mortgage insurance companies, either as a recovery to our allowance for loan losses or reserve for guaranty losses or as a reduction of foreclosed property expense.

Home prices have continued to decline since the end of the first quarter of 2007, and we expect they will continue to decline for the remainder of 2007 and in 2008. As a result, we expect significant increases in our serious delinquency rates, foreclosure activity, credit losses and credit-related expenses for 2007 compared with 2006, and for 2008 compared with 2007. We provide additional detail on our credit losses and factors affecting our allowance for loan losses and reserve for guaranty losses in “Risk Management—Credit Risk Management—Mortgage Credit Risk Management.”

Other Non-Interest Expenses

Other non-interest expenses increased to $99 million for the first quarter of 2007, from $16 million for the first quarter of 2006. The increase is primarily attributable to higher credit enhancement expenses and a net loss of $7 million that we recognized on the extinguishment of debt during the first quarter of 2007 compared with a net gain of $17 million in the first quarter of 2006.

Federal Income Taxes

We recorded a net tax benefit for the first quarter of 2007, which produced an effective tax rate of (8)%, compared with a net tax provision for the first quarter of 2006 and an effective tax rate of 17%. The difference between our federal statutory rate of 35% and our effective tax rate is primarily due to the tax benefits we receive from our investments in LIHTC partnerships and other equity investments that help to support our affordable housing mission. In calculating our interim provision for income taxes, we use an estimate of our annual effective tax rate, which we update each quarter based on actual historical information and forward-looking estimates. The estimated annual effective tax rate may fluctuate each period based upon changes in facts and circumstances, if any, as compared to those forecasted at the beginning of the year and each interim period thereafter. The variance in our effective tax rate between periods is primarily due to the combined effect of fluctuations in our actual pre-tax income and our estimated annual taxable income, which affects the relative tax benefit we expect to receive from tax-exempt income and tax credits, and changes in the actual dollar amount of these tax benefits.

BUSINESS SEGMENT RESULTS

Results of our three business segments are intended to reflect each segment as if it were a stand-alone business. We describe the management reporting and allocation process used to generate our segment results in our 2006 Form 10-K in “Notes to Consolidated Financial Statements—Note 15, Segment Reporting.” We summarize our segment results for the first quarters of 2007 and 2006 in the tables below and provide a discussion of these results. We include more detail on our segment results in “Notes to Condensed Consolidated Financial Statements—Note 12, Segment Reporting.”

Single-Family Business

Net income for our Single-Family business decreased by $220 million, or 38%, to $355 million for the first quarter of 2007, from $575 million for the first quarter of 2006. Table 8 summarizes the financial results for our Single-Family business for the periods indicated. The primary source of revenue for our Single-Family business is guaranty fee income. Other sources of revenue include trust management income and technology and other fees. Expenses primarily include credit-related expenses, losses on certain guaranty contracts and administrative expenses.

Table 8:  Single-Family Business Results

	For the
	Three Months Ended
	March 31,		Variance
	2007	2006	$	%
	(Dollars in millions)

Income Statement Data:
Guaranty fee income	$1,287	$1,079	$208	19%
Trust management income(1)	154	—	154	—
Other income(2)	171	330	(159)	(48)
Losses on certain guaranty contracts	(280)	(26)	(254)	(977)
Credit-related expenses(3)	(326)	(112)	(214)	(191)
Other expenses(4)	(463)	(389)	(74)	(19)

Income before federal income taxes	543	882	(339)	(38)
Provision for federal income taxes	(188)	(307)	119	39

Net income	$355	$575	$(220)	(38)%

Other Key Performance Data:
Average single-family guaranty book of business(5)	$2,285,347	$2,118,576	$166,772	8%

(1)	Effective January 1, 2007, we began separately reporting our float income as “Trust management income.” Float income for 2006 is included in “Other income.”

(2)	Consists of net interest income, investment gains and losses, and fee and other income.

(3)	Consists of the provision for credit losses and foreclosed property expense.

(4)	Consists of administrative expenses and other expenses.

(5)	The single-family guaranty book of business consists of single-family mortgage loans held in our portfolio, single-family Fannie Mae MBS held in our portfolio, single-family Fannie Mae MBS held by third parties and other single-family credit enhancements that we provide.

Key factors affecting the results of our Single-Family business for the first quarter of 2007 compared with the first quarter of 2006 included the following.

•	Increased guaranty fee income, attributable to an increase in the average single-family guaranty book of business, coupled with an increase in the average effective single-family guaranty fee rate.

—	The growth in our average single-family guaranty book of business was due to strong growth in single-family Fannie Mae MBS issuances and a decrease in the liquidation rate of the single-family guaranty book of business. Total single-family Fannie Mae MBS outstanding increased to $2.0 trillion as of March 31, 2007, from $1.9 trillion as of December 31, 2006. Our estimated overall market share of new single-family mortgage-related securities issuances increased to approximately 25.1% for the first quarter of 2007, from approximately 22.4% for the first quarter of 2006. Our market share has continued to increase since the end of the first quarter of 2007, due to the shift in the product mix of mortgage originations to more traditional conforming fixed-rate loans and reduced competition from private-label issuers of mortgage-related securities. These market share estimates are based on publicly available data and exclude previously securitized mortgages.

—	The growth in our average effective single-family guaranty fee rate resulted from targeted pricing increases on new business due to the increase in the market pricing of mortgage credit risk, an increase in our acquisition of Alt-A mortgage loans, which generally have higher guaranty fee rates, and an increase in the accretion of our guaranty obligation and deferred profit into income during the first quarter of 2007 as compared with the same period in 2006.

•	Significantly higher losses on certain guaranty contracts, due to the deterioration in home prices and overall housing market conditions during the first three months of 2007, which led to an increase in mortgage credit risk pricing that resulted in an increase in the estimated fair value of our guaranty obligations. As a result, we recorded increased losses on certain guaranty contracts, in conjunction with our MBS issuances during the first quarter of 2007.

•	A substantial increase in credit-related expenses, reflecting an increase in both the provision for credit losses and foreclosed property expense due to the continued impact of weak economic conditions in the Midwest and the effect of the national decline in home prices.

•	A relatively stable effective income tax rate of approximately 35%, which represents our statutory tax rate.

HCD Business

Net income for our HCD business increased by $17 million, or 12%, to $163 million for the first quarter of 2007, from $146 million for the first quarter of 2006. Table 9 summarizes the financial results for our HCD business for the periods indicated. The primary sources of revenue for our HCD business are guaranty fee income and other income. Expenses primarily include administrative expenses, credit-related expenses and net operating losses associated with LIHTC investments. The losses on our LIHTC investments are offset by the tax benefits generated from these investments.

Table 9:  HCD Business Results

	For the
	Three Months Ended
	March 31,		Variance
	2007	2006	$	%
	(Dollars in millions)

Income Statement Data:
Guaranty fee income(1)	$101	$136	$(35)	(26)%
Other income(1)(2)	94	53	41	77
Losses on partnership investments	(165)	(194)	29	15
Credit-related expenses(3)	5	10	(5)	(50)
Other expenses(4)	(247)	(187)	(60)	(32)

Loss before federal income taxes	(212)	(182)	(30)	(16)
Benefit for federal income taxes	375	328	47	14

Net income	$163	$146	$17	12%

Other Key Performance Data:
Average multifamily guaranty book of business(5)	$122,480	$118,061	$4,419	4%

(1)	Certain prior period amounts that previously were included as a component of “Fee and other income” have been reclassified to “Guaranty fee income” to conform to the current period presentation.

(2)	Consists of trust management income and fee and other income.

(3)	Consists of the benefit for credit losses and foreclosed property income.

(4)	Consists of net interest expense, losses on certain guaranty contracts, administrative expenses, minority interest in earnings of consolidated subsidiaries and other expenses.

(5)	The multifamily guaranty book of business consists of multifamily mortgage loans held in our portfolio, multifamily Fannie Mae MBS held in our portfolio, multifamily Fannie Mae MBS held by third parties and other multifamily credit enhancements that we provide.

Key factors affecting the results of our HCD business for the first quarter of 2007 compared with the first quarter of 2006 included the following.

•	Decreased guaranty fee income resulting from a decline in the average effective multifamily guaranty fee rate, which was partially offset by an increase in the average multifamily guaranty book of business. The decline in our average effective multifamily guaranty fee rate was due in part to the amortization and recognition of deferred profits in 2006 related to a large multifamily transaction that was terminated in December 2006. In addition, our HCD business continued to experience competitive fee pressure from private-label issuers of commercial mortgage-backed securities during the first quarter of 2007.

•	A decrease in losses on partnership investments, due to the recognition of a gain on the sale of investments in LIHTC partnerships in March 2007, partially offset by increased operating losses on retained LIHTC partnerships.

•	An increase in other income due to an increase in multifamily loan prepayment and yield maintenance fees resulting from higher liquidations in the first quarter of 2007 relative to the first quarter of 2006.

•	An increase in other expenses resulting from higher net interest expense associated with an increase in segment assets and higher credit enhancement expenses.

•	An increase in the relative tax benefit generated by our LIHTC investments due to the overall reduction in our consolidated pre-tax income and increase in the proportion of our pre-tax income offset by these tax benefits.

Capital Markets Group

Net income for our Capital Markets group decreased by $862 million, or 66%, to $443 million for the first quarter of 2007, from $1.3 billion for the first quarter of 2006. Table 10 summarizes the financial results for our Capital Markets group for the periods indicated. The primary sources of revenue for our Capital Markets group are net interest income and fee and other income. Expenses primarily consist of administrative expenses. Derivatives fair value gains and losses, investment gains and losses, and debt extinguishment gains and losses also have a significant impact on the financial performance of our Capital Markets group.

Table 10:  Capital Markets Business Results

	For the
	Three Months Ended
	March 31,		Variance
	2007	2006	$	%
	(Dollars in millions)

Net interest income	$1,209	$1,842	$(633)	(34)%
Investment gains (losses), net	348	(697)	1,045	150
Derivatives fair value gains (losses), net	(563)	906	(1,469)	(162)
Fee and other income	40	175	(135)	(77)
Other expenses(1)	(474)	(492)	18	4

Income before federal income taxes and extraordinary gains (losses), net of tax effect	560	1,734	(1,174)	(68)
Provision for federal income taxes	(114)	(430)	316	73
Extraordinary gains (losses), net of tax effect	(3)	1	(4)	(400)

Net income	$443	$1,305	$(862)	(66)%

(1)	Includes debt extinguishment gains (losses), guaranty fee expense, administrative expenses and other expenses.

Key factors affecting the results of our Capital Markets group for the first quarter of 2007 compared with the first quarter of 2006 included the following.

•	A significant reduction in net interest income, due to continued compression in our net interest yield, largely attributable to the increase in our short-term and long-term debt costs as we continued to replace, at higher interest rates, maturing debt that we had issued at lower interest rates during the past few years.

•	A shift to net investment gains for the first quarter of 2007 from net investment losses for the first quarter of 2006, due to a lower level of other-than-temporary impairment on investment securities, an increase in gains on the sale of investment securities, and unrealized gains on trading securities.

—	Other-than-temporary impairment on investment securities decreased to $3 million for the first quarter of 2007, from $432 million for the first quarter of 2006. The other-than-temporary impairment recognized during the first quarter of 2006 resulted from a general increase in interest rates during the quarter, which caused the fair value of certain securities that we had designated as available-for-sale to decline below their carrying value.

—	The investment gains recorded during the first quarter of 2007 were primarily attributable to gains recognized on the sale of securities, which were due a recovery in the value of securities we sold that we had previously written down due to other-than-temporary impairment.

—	We recorded unrealized gains on trading securities for the first quarter of 2007 due to decreases in interest rates and implied volatility during the quarter. In contrast, we recorded unrealized losses on trading securities during the first quarter of 2006 due to increases in interest rates during the quarter.

•	A shift to derivatives fair value losses for the first quarter of 2007, compared with derivatives fair value gains for the first quarter of 2006. The derivatives fair value losses for the first quarter of 2007 resulted in part from the decline in swap rates during the quarter, which decreased the aggregate net fair value of our interest rate swaps. We also experienced a decrease in the aggregate fair value of our option-based derivatives during the first quarter of 2007, due to the combined effect of the time decay of these options and a decrease in implied volatility during the quarter. In comparison, the aggregate net fair value of our interest rate swaps increased significantly during the first quarter of 2006 due to an increase in swap rates during the quarter, which increased the fair value of our pay-fixed interest rate swaps.

•	A decrease in fee and other income primarily attributable to the recognition of a foreign currency exchange loss of $64 million on our foreign-denominated debt in the first quarter of 2007, compared with a foreign currency exchange gain of $1 million for the first quarter of 2006. In addition, other income for the first quarter of 2006 included the recognition of certain multifamily fees of $110 million on consolidated loans, compared with $9 million for the first quarter of 2007.

•	A slight reduction in the effective income tax rate to 20% for the first quarter of 2007, compared with 25% for the first quarter of 2006. The reduction in the effective tax rate below the statutory rate was primarily due to tax-exempt income generated from our investments in mortgage revenue bonds.

CONSOLIDATED BALANCE SHEET ANALYSIS

Our total assets of $839.5 billion as of March 31, 2007 decreased by $4.5 billion, or less than 1%, from December 31, 2006. Our total liabilities of $797.9 billion as of March 31, 2007 decreased by $4.4 billion, or less than 1%, from December 31, 2006. Stockholders’ equity of $41.4 billion as of March 31, 2007 reflected a decrease of $75 million, or less than 1%, from December 31, 2006. Following is a discussion of material changes since December 31, 2006 in the major components of our assets and liabilities.

Mortgage Investments

Table 11 shows the composition of our mortgage portfolio by product type and the carrying value, which reflects the net impact of our purchases, sales and liquidations, of these products as of March 31, 2007 and December 31, 2006.

Table 11:  Mortgage Portfolio Composition(1)

	As of
	March 31,	December 31,
	2007	2006
	(Dollars in millions)

Mortgage loans:(2)
Single-family:
Government insured or guaranteed	$21,018	$20,106
Conventional:
Long-term, fixed-rate	201,563	202,339
Intermediate-term, fixed-rate(3)	51,519	53,438
Adjustable-rate	47,364	46,820

Total conventional single-family	300,446	302,597

Total single-family	321,464	322,703

Multifamily:
Government insured or guaranteed	928	968
Conventional:
Long-term, fixed-rate	5,060	5,098
Intermediate-term, fixed-rate(3)	54,658	50,847
Adjustable-rate	4,262	3,429

Total conventional multifamily	63,980	59,374

Total multifamily	64,908	60,342

Total mortgage loans	386,372	383,045

Unamortized premiums and other cost basis adjustments, net	921	943
Lower of cost or market adjustments on loans held for sale	(90)	(93)
Allowance for loan losses for loans held for investment	(312)	(340)

Total mortgage loans, net	386,891	383,555

Mortgage-related securities:
Fannie Mae single-class MBS	109,456	124,383
Non-Fannie Mae single-class mortgage securities	27,257	27,980
Fannie Mae structured MBS	73,701	75,261
Non-Fannie Mae structured mortgage securities(4)	100,924	97,399
Mortgage revenue bonds	16,625	16,924
Other mortgage-related securities	3,787	3,940

Total mortgage-related securities	331,750	345,887

Market value adjustments(5)	(914)	(1,261)
Other-than-temporary impairments	(636)	(1,004)
Unamortized premiums (discounts) and other cost basis adjustments, net(6)	(867)	(1,083)

Total mortgage-related securities, net	329,333	342,539

Mortgage portfolio, net(7)	$716,224	$726,094

(1)	Mortgage loans and mortgage-related securities are reported at unpaid principal balance.

(2)	Mortgage loans include unpaid principal balance totaling $102.8 billion and $105.5 billion as of March 31, 2007 and December 31, 2006, respectively, related to mortgage-related securities that were consolidated under Financial Accounting Standards Board Interpretation (“FIN”) No. 46R (revised December 2003), Consolidation of Variable Interest Entities (an interpretation of ARB No. 51) (“FIN 46R”), and mortgage-related securities created from securitization transactions that did not meet the sales criteria under SFAS No. 140, Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125) (“SFAS 140”), which effectively resulted in mortgage-related securities being accounted for as loans.

(3)	Intermediate-term, fixed-rate consists of mortgage loans with contractual maturities at purchase equal to or less than 15 years.

(4)	As of March 31, 2007, $75.1 billion of this amount consists of private-label mortgage-related securities backed by subprime or Alt-A mortgage loans. Refer to “Risk Management—Credit Risk Management—Mortgage Credit Risk Management—Mortgage Credit Book of Business” for a description of our investments in subprime and Alt-A securities.

(5)	Includes unrealized gains and losses on mortgage-related securities and securities commitments classified as trading and available-for-sale.

(6)	Includes the impact of other-than-temporary impairments of cost basis adjustments.

(7)	Includes consolidated mortgage-related assets acquired through the assumption of debt. Also includes $1.6 billion and $448 million as of March 31, 2007 and December 31, 2006, respectively, of mortgage loans and mortgage-related securities that we have pledged as collateral and for which counterparties have the right to sell or repledge.

Pursuant to a May 2006 consent order with the Office of Federal Housing Enterprise Oversight (“OFHEO”), we are currently subject to a limit on the size of our mortgage portfolio. For the first two quarters of 2007, we were restricted from increasing our net mortgage portfolio assets above $727.75 billion. On September 19, 2007, OFHEO issued an interpretation of the consent order revising the existing portfolio cap. The mortgage portfolio cap is no longer based on the amount of our “net mortgage portfolio assets,” which reflects GAAP adjustments, but is now based on our “average monthly mortgage portfolio balance.” Our average monthly mortgage portfolio balance is based on the unpaid principal balance of our mortgage portfolio as defined and reported in our Monthly Summary, which is a statistical measure rather than an amount computed in accordance with GAAP, and excludes both consolidated mortgage-related assets acquired through the assumption of debt and the impact on the unpaid principal balances recorded on our purchases of delinquent loans from MBS trusts pursuant to Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”). The mortgage portfolio cap was set at $735 billion for the third quarter of 2007. For the fourth quarter of 2007, the portfolio cap increased by 1% to $742.35 billion. For each subsequent quarter, the portfolio cap increases by 0.5%, not to exceed 2% per year. Except as described below, compliance with the portfolio cap will be determined by comparing the applicable portfolio cap to the cumulative average month-end portfolio balances, measured by unpaid principal balance, since July 2007 (until the cumulative average becomes and remains a 12-month moving average). For purposes of this calculation, OFHEO’s interpretation sets the July 2007 month-end balance at $725 billion. In addition, any net increase in delinquent loan balances in our portfolio after September 30, 2007 will be excluded from the month-end portfolio balance. Our average monthly mortgage portfolio balance was $725.9 billion as of September 30, 2007, which was $9.1 billion below our applicable portfolio limit of $735 billion. We will be subject to the OFHEO-directed minimum capital requirement and portfolio cap until the Director of OFHEO determines that these requirements should be modified or allowed to expire, taking into account certain specified factors.

We continue to manage the size of our mortgage portfolio to meet the OFHEO-directed portfolio cap. In addition to the portfolio cap, our investment activities may be constrained by our regulatory capital requirements, certain operational limitations, tax classifications and our intent to hold certain temporarily impaired securities until recovery, as well as risk parameters applied to the mortgage portfolio.

Table 12 compares our mortgage portfolio activity for the three months ended March 31, 2007 and 2006.

Table 12:  Mortgage Portfolio Activity(1)

	For the
	Three Months
	Ended
	March 31,		Variance
	2007	2006	$	%
	(Dollars in millions)

Purchases	$36,157	$37,984	$(1,827)	(5)%
Sales	16,987	9,456	7,531	80
Liquidations	31,077	34,533	(3,456)	(10)

(1)	The amounts provided represent the unpaid principal balances. These unpaid principal balance amounts, which represent statistical measures of business activity, do not reflect certain GAAP adjustments, including market valuation adjustments, allowance for loan losses, impairments, unamortized premiums and discounts, and the impact of consolidation of variable interest entities.

We selectively identify and purchase mortgage assets that meet our targeted risk-adjusted return thresholds. We typically are a more active purchaser when mortgage-to-debt spreads are wider and the prices of mortgage assets are lower. We generally reduce our purchases when mortgage-to-debt spreads are narrower and prices are higher. Our level of portfolio purchases decreased during the first quarter of 2007 as compared with the first quarter of 2006, due to lower market volumes resulting from the reduction in mortgage origination activity and a more limited availability of mortgage assets that met our risk-adjusted return thresholds. We increased our level of portfolio sales in the first quarter of 2007, as compared with the first quarter of 2006. The decrease in mortgage liquidations was largely attributable to the decline in home prices, which reduced the level of refinancing activity relative to the first quarter of 2006.

Liquid Investments

Our liquid assets consist of non-mortgage investments, cash and cash equivalents, and funding agreements with our lenders, including advances to lenders and repurchase agreements. Our non-mortgage investments, which account for the majority of our liquid assets, primarily consist of high-quality securities that are readily marketable or have short-term maturities, such as commercial paper. Our liquid assets, net of cash equivalents pledged as collateral, totaled approximately $75.0 billion and $69.4 billion as of March 31, 2007 and December 31, 2006, respectively. Our non-mortgage investments, which are carried at fair value in our condensed consolidated balance sheets, totaled $51.9 billion and $47.6 billion as of March 31, 2007 and December 31, 2006, respectively. We reduced the level of our liquid assets to $62.6 billion as of September 30, 2007. We provide additional detail on our non-mortgage investments in “Notes to Condensed Consolidated Financial Statements—Note 5, Investments in Securities.”

Trading Securities

During 2007, we began designating an increasingly large portion of the securities we purchase as trading securities. This change in practice was principally driven by our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS 133 and SFAS 140 (“SFAS 155”), which requires us to evaluate securities for embedded derivatives unless they are designated as trading securities. We increased our portfolio of trading securities during the first nine months of 2007 to approximately $48.7 billion as of September 30, 2007, from $11.5 billion as of December 31, 2006.

Available-for-Sale Securities

Although we report both our trading and available-for-sale (“AFS”) securities at fair value in our condensed consolidated balance sheets, changes in the fair value of our trading securities are reported in our earnings while changes in the fair value of our AFS securities are reported as a separate component of stockholders’ equity in accumulated other comprehensive income (“AOCI”). The estimated fair value and amortized cost of our AFS securities totaled $358.0 billion and $358.6 billion, respectively, as of March 31, 2007, and gross unrealized gains and gross unrealized losses recorded in AOCI related to these securities totaled $2.5 billion and $3.1 billion, respectively. In comparison, the estimated fair value and amortized cost of our AFS securities totaled $378.6 billion and $379.5 billion, respectively, as of December 31, 2006, and gross unrealized gains and gross unrealized losses recorded in AOCI totaled $2.8 billion and $3.7 billion, respectively.

The fair value of our investment securities, which are primarily mortgage-backed securities, are affected by changes in interest rates, credit spreads and other market factors. We generally view changes in the fair value of our investment securities caused by movements in interest rates to be temporary, which is consistent with our experience. We experienced a significant decrease in the fair value of our AFS securities at the end of the third quarter of 2007. The estimated fair value and amortized cost of our AFS securities totaled $315.0 billion and $318.2 billion, respectively, as of September 30, 2007, and gross unrealized gains and gross unrealized losses recorded in AOCI totaled $1.8 billion and $5.0 billion, respectively. We believe that substantially all of the decline in fair value of our AFS securities as of September 30, 2007 was due to the significant widening of credit spreads during the first nine months of 2007. We have the intent and ability to hold these securities until the earlier of recovery of the unrealized loss amounts or maturity. Accordingly, we believe that it is probable that we will collect the full principal and interest due in accordance with the contractual terms of the securities, although we may experience future declines in value as a result of movements in interest rates.

Debt Instruments

We issue debt instruments as the primary means to fund our mortgage investments and manage our interest rate risk exposure. Table 13 shows the amount of our outstanding short-term borrowings and long-term debt as of March 31, 2007 and December 31, 2006.

Table 13:  Outstanding Debt(1)

	As of March 31, 2007		As of December 31, 2006
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Outstanding	Rate	Outstanding	Rate
	(Dollars in millions)

Federal funds purchased and securities sold under agreements to repurchase	$1,200	5.43%	$700	5.36%

Short-term debt:
Fixed-rate	157,349	5.14	164,686	5.16
From consolidations	1,061	5.27	1,124	5.32

Total short-term debt	$158,410	5.14%	$165,810	5.16%

Long-term debt:
Senior fixed-rate	$577,105	5.08%	$576,099	4.98%
Senior floating-rate	11,852	5.92	5,522	5.06
Subordinated fixed-rate	10,894	6.10	12,852	5.91
From consolidations	6,683	5.98	6,763	5.98

Total long-term debt(2)	$606,534	5.12%	$601,236	5.01%

(1)	Outstanding debt amounts and weighted average interest rate reported in this table include the effect of unamortized discounts, premiums and other cost basis adjustments. The unpaid principal balance of outstanding debt, which excludes unamortized discounts, premiums and other cost basis adjustments, totaled $772.2 billion as of March 31, 2007, compared with $773.4 billion as of December 31, 2006.

(2)	Reported amounts include a net premium and cost basis adjustments of $12.0 billion and $11.9 billion as of March 31, 2007 and December 31, 2006, respectively.

Despite our portfolio limit, we have been an active issuer of both short- and long-term debt for refunding and rebalancing purposes. We present our debt activity in Table 15 in “Liquidity and Capital Management—Liquidity—Debt Funding.”

Derivative Instruments

We supplement our issuance of debt with interest rate-related derivatives to manage the prepayment and duration risk inherent in our mortgage investments. We present, by derivative instrument type, the estimated fair value of derivatives recorded in our condensed consolidated balance sheets and the related outstanding notional amount as of March 31, 2007 and December 31, 2006 in “Notes to Condensed Consolidated Financial Statements—Note 8, Derivative Instruments.”

Table 14 provides an analysis of the change in the estimated fair value of the net derivative asset (liability) amounts, excluding mortgage commitments, recorded in our condensed consolidated balance sheets between December 31, 2006 and March 31, 2007. As indicated in Table 14, we recorded a net derivative asset of $2.5 billion as of March 31, 2007 related to our risk management derivatives, compared with a net derivative asset of $3.7 billion as of December 31, 2006. The related outstanding notional amounts totaled $705.0 billion and $745.4 billion as of March 31, 2007 and December 31, 2006, respectively.

Table 14:	Changes in Risk Management Derivative Assets (Liabilities) at Fair Value, Net(1)

(Dollars in millions)

Net derivative asset as of December 31, 2006(2)	$3,725
Effect of cash payments:
Fair value at inception of contracts entered into during the period(3)	(1)
Fair value at date of termination of contracts settled during the period(4)	112
Periodic net cash contractual interest receipts	(779)

Total cash receipts, net	(668)

Income statement impact of recognized amounts:
Periodic net contractual interest income on interest rate swaps	34
Net change in fair value during the period	(577)

Derivatives fair value losses, net(5)	(543)

Net derivative asset as of March 31, 2007(2)	$2,514

(1)	Excludes mortgage commitments.

(2)	Represents the net of “Derivative assets at fair value” and “Derivative liabilities at fair value” recorded in our condensed consolidated balance sheets, excluding mortgage commitments.

(3)	Primarily includes upfront premiums received on option contracts.

(4)	Primarily represents cash paid upon termination of derivative contracts.

(5)	Reflects net derivatives fair value losses recognized in our condensed consolidated statements of income, excluding mortgage commitments.

The $1.2 billion decrease in the fair value of the net derivative asset was primarily attributable to the decrease in the aggregate net fair value of our interest rate swaps due to the decrease in swap rates between December 31, 2006 and March 31, 2007, and the decrease in the aggregate fair value of our option-based derivatives due to the combined effect of the time decay of these options and a decrease in implied volatility during the quarter. We present, by derivative instrument type, our risk management derivative activity for the quarter ended March 31, 2007, along with the stated maturities of our derivatives outstanding as of March 31, 2007, in Table 25 in “Risk Management—Interest Rate Risk Management and Other Market Risks.”

LIQUIDITY AND CAPITAL MANAGEMENT

Liquidity

Debt Funding

Our primary source of cash is proceeds from the issuance of our debt securities. As a result, we are dependent on our continuing ability to issue debt securities in the capital markets to meet our cash requirements. Table 15 summarizes our debt activity for the three months ended March 31, 2007 and 2006.

Table 15:  Debt Activity

	For the Three Months Ended
	March 31,
	2007	2006
	(Dollars in millions)

Issued during the period:(1)
Short-term:(2)
Amount(3)	$436,694	$589,056
Weighted average interest rate	5.16%	4.41%
Long-term:
Amount(3)	$59,131	$46,286
Weighted average interest rate	5.56%	5.19%
Total issued:
Amount(3)	$495,825	$635,342
Weighted average interest rate	5.20%	4.47%
Redeemed during the period:(1)(4)
Short-term:(2)
Amount(3)	$443,348	$605,315
Weighted average interest rate	5.13%	4.30%
Long-term:
Amount(3)	$53,672	$28,278
Weighted average interest rate	4.36%	3.80%
Total redeemed:
Amount(3)	$497,020	$633,593
Weighted average interest rate	5.04%	4.28%

(1)	Excludes debt activity resulting from consolidations and intraday loans.

(2)	Includes Federal funds purchased and securities sold under agreements to repurchase.

(3)	Represents the face amount at issuance or redemption.

(4)	Represents all payments on debt, including regularly scheduled principal payments, payments at maturity, payments as the result of a call and payments for any other repurchases.

The amount of our total outstanding debt remained relatively consistent between December 31, 2006 and March 31, 2007, as we managed the size of our mortgage portfolio to meet the OFHEO-directed portfolio cap. In addition, the mix between our outstanding short-term and long-term debt remained relatively consistent. Despite a lack of portfolio growth for the first three months of 2007, we remained an active participant in the international capital markets to meet our consistent need for funding and rebalancing our portfolio. Changes in the amount of our debt issuances and redemptions between periods are influenced by investor demand for our debt, changes in interest rates, and the maturity of existing debt. For information on our outstanding short-term and long-term debt as of March 31, 2007, refer to “Consolidated Balance Sheet Analysis—Debt Instruments.”

Our sources of liquidity remained adequate to meet both our short-term and long-term funding needs during the first nine months of 2007, and we anticipate that they will remain adequate. Despite the overall reduction in liquidity and funding sources in the mortgage credit market in recent months, our ability to issue debt at rates we consider attractive has not been impaired. In addition, we issued $1.375 billion in preferred stock in September and October 2007.

Liquidity Contingency Plan

We maintain a liquidity contingency plan in the event that factors, whether internal or external to our business, temporarily compromise our ability to access capital through normal channels. Our contingency plan provides for alternative sources of liquidity that would allow us to meet all of our cash obligations for 90 days without relying upon the issuance of unsecured debt. In the event of a liquidity crisis in which our access to the unsecured debt funding market becomes impaired, our primary source of liquidity is the sale or pledge of mortgage assets in our unencumbered mortgage portfolio. Another source of liquidity in the event of a liquidity crisis is the sale of assets in our liquid investment portfolio.

Pursuant to our September 1, 2005 agreement with OFHEO, we periodically test our liquidity contingency plan. We believe we were in compliance with our agreement with OFHEO to maintain and test our liquidity contingency plan as of March 31, 2007, June 30, 2007 and September 30, 2007.

Credit Ratings and Risk Ratings

Our ability to borrow at attractive rates is highly dependent upon our credit ratings. Our senior unsecured debt (both long-term and short-term), benchmark subordinated debt and preferred stock are rated and continuously monitored by Standard & Poor’s, a division of The McGraw Hill Companies (“Standard & Poor’s”), Moody’s Investors Service (“Moody’s”), and Fitch Ratings (“Fitch”), each of which is a nationally recognized statistical rating organization. Table 16 below sets forth the credit ratings issued by each of these rating agencies of our long-term and short-term senior unsecured debt, qualifying benchmark subordinated debt and preferred stock as of November 8, 2007. To date, we have not experienced any limitations in our ability to access the capital markets due to a credit ratings downgrade. Table 16 also sets forth our “risk to the government” rating and our “Bank Financial Strength Rating” as of November 8, 2007.

Table 16:  Fannie Mae Debt Credit Ratings and Risk Ratings

	Senior	Senior	Qualifying
	Long-Term	Short-Term	Benchmark		Preferred		Risk to the		Bank Financial
	Unsecured Debt	Unsecured Debt	Subordinated Debt		Stock		Government(1)		Strength(1)

Standard & Poor’s	AAA	A-1+	AA-	(2)	AA-	(2)	AA-	(2)	—
Moody’s	Aaa	P-1	Aa2		Aa3		—		B+
Fitch	AAA	F1+	AA-		AA-		—		—

(1)	Pursuant to our September 1, 2005 agreement with OFHEO, we agreed to seek to obtain a rating, which will be continuously monitored by at least one nationally recognized statistical rating organization, that assesses, among other things, the independent financial strength or “risk to the government” of Fannie Mae operating under its authorizing legislation but without assuming a cash infusion or extraordinary support of the government in the event of a financial crisis.

(2)	Negative outlook.

Cash Flows

Our primary sources of funding include proceeds from our issuance of our debt securities, principal and interest payments on mortgage assets, and guaranty fees. Our primary uses of funds include the purchase of mortgage assets, repayment of debt and interest payments, payment of dividends, administrative expenses and taxes.

Three Months Ended March 31, 2007.  Cash and cash equivalents of $3.7 billion as of March 30, 2007 increased by $469 million from December 31, 2006. We generated cash flows from investing activities of $10.9 billion, attributable to a reduction in mortgage asset purchases relative to the level of liquidations and sales. These cash flows were partially offset by net cash used in financing activities of $6.7 billion, as payments made to extinguish debt exceeded the proceeds from the issuance of debt, and net cash used in operating activities of $3.7 billion resulting primarily from an increase in trading securities.

Three Months Ended March 31, 2006.  Cash and cash equivalents of $4.7 billion as of March 31, 2006 increased by $1.9 billion from December 31, 2005. We generated cash flows from operating activities of $9.3 billion, largely attributable to a net decrease in trading securities. These cash flows were partially offset by net cash used in financing activities of $4.6 billion, as payments made to extinguish debt exceeded the proceeds from the issuance of debt, and net cash used in investing activities of $2.9 billion, as mortgage asset purchases exceeded the level of liquidations and sales.

Because our cash flows are complex and interrelated and bear little relationship to our net earnings and net assets, we do not rely on this traditional cash flow analysis to evaluate our liquidity position. Instead, we rely on our liquidity contingency plan described above to ensure that we preserve stable, reliable and cost effective sources of cash to meet all obligations from normal operations and maintain sufficient excess liquidity to withstand both a severe and moderate liquidity stress environment.

Capital Management

Regulatory Capital

Table 17 displays our regulatory capital classification measures as of March 31, 2007 and December 31, 2006.

Table 17:  Regulatory Capital Measures

	As of
	March 31,	December 31,
	2007(1)	2006
	(Dollars in millions)

Core capital(2)	$41,710	$41,950
Statutory minimum capital(3)	29,528	29,359

Surplus of core capital over required minimum capital	12,182	12,591

Surplus of core capital percentage over required minimum capital(4)	41.3%	42.9%

Core capital(2)	$41,710	$41,950
OFHEO-directed minimum capital(5)	38,386	38,166

Surplus of core capital over OFHEO-directed minimum capital	3,324	3,784

Surplus of core capital percentage over OFHEO-directed minimum capital(6)	8.7%	9.9%

Total capital(7)	$42,575	$42,703
Statutory risk-based capital(8)	20,536	26,870

Surplus of total capital over required risk-based capital	$22,039	$15,833

Surplus of total capital percentage over required risk-based capital(9)	107.3%	58.9%

Core capital(2)	$41,710	$41,950
Statutory critical capital(10)	15,249	15,149

Surplus of core capital over required critical capital	$26,461	$26,801

Surplus of core capital percentage over required critical capital(11)	173.5%	176.9%

(1)	Except for statutory risk-based capital amounts, all amounts represent estimates that will be resubmitted to OFHEO for its certification. Statutory risk-based capital amounts represent previously announced results by OFHEO. OFHEO may determine that results require restatement in the future based upon analysis provided by us.

(2)	The sum of (a) the stated value of our outstanding common stock (common stock less treasury stock); (b) the stated value of our outstanding non-cumulative perpetual preferred stock; (c) our paid-in capital; and (d) our retained earnings. Core capital excludes accumulated other comprehensive income (loss).

(3)	Generally, the sum of (a) 2.50% of on-balance sheet assets; (b) 0.45% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties; and (c) up to 0.45% of other off-balance sheet obligations, which may be adjusted by the Director of OFHEO under certain circumstances (See 12 CFR 1750.4 for existing adjustments made by the Director of OFHEO).

(4)	Defined as the surplus of core capital over statutory minimum capital expressed as a percentage of statutory minimum capital.

(5)	Defined as a 30% surplus over the statutory minimum capital requirement. We are currently required to maintain this surplus under the OFHEO consent order until such time as the Director of OFHEO determines that the requirement should be modified or allowed to expire, taking into account certain specified factors.

(6)	Defined as the surplus of core capital over OFHEO-directed minimum capital expressed as a percentage of OFHEO-directed minimum capital.

(7)	The sum of (a) core capital and (b) the total allowance for loan losses and reserve for guaranty losses, less (c) the specific loss allowance (that is, the allowance required on individually-impaired loans). The specific loss allowance totaled $65 million as of March 31, 2007 and $106 million as of December 31, 2006.

(8)	Defined as the amount of total capital required to be held to absorb projected losses flowing from future adverse interest rate and credit risk conditions specified by statute (see 12 CFR 1750.13 for conditions), plus 30% mandated by statute to cover management and operations risk.

(9)	Defined as the surplus of total capital over statutory risk-based capital expressed as a percentage of statutory risk-based capital.

(10)	Generally, the sum of (a) 1.25% of on-balance sheet assets; (b) 0.25% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties and (c) up to 0.25% of other off-balance sheet obligations, which may be adjusted by the Director of OFHEO under certain circumstances.

(11)	Defined as the surplus of core capital over statutory critical capital expressed as a percentage of statutory critical capital.

Based on financial estimates that we provided to OFHEO, on September 27, 2007, OFHEO announced that we were classified as adequately capitalized as of June 30, 2007 (the most recent date for which results have been published by OFHEO). As of September 30, 2007, our core capital of $41.7 billion exceeded our statutory minimum capital requirement by $11.4 billion, or 37.7%, and our OFHEO-directed minimum capital requirement by $2.3 billion, or 5.9%.

In September 2007 we issued $1.0 billion in preferred stock, which was intended to partially replace the $1.1 billion in preferred stock we redeemed in February and April 2007. We issued an additional $375 million in preferred stock in October 2007. Our core capital and our capital surplus have decreased since September 30, 2007, due to market trends that have adversely affected our earnings. If these market trends continue to negatively affect our net income, they will continue to cause a reduction in our retained earnings and, as a result, in the amount of our core capital. We may be required to take actions, or refrain from taking actions, in order to maintain or increase our statutory and OFHEO-directed minimum capital surplus. Like the portfolio cap, our need to maintain capital at specific levels limits our ability to increase our portfolio investments. In order to maintain our regulatory capital at required levels, we may forgo purchase opportunities or sell assets. We may also issue additional preferred securities. Refer to “Item 1A—Risk Factors” for a more detailed discussion of how continued declines in our earnings could negatively impact our regulatory capital position.

On October 11, 2007, OFHEO announced a proposed rule that would change the mortgage loan loss severity formulas used in the regulatory risk-based capital stress test. If adopted, the proposed changes would increase our risk-based capital requirement. Using data from the third and fourth quarters of 2006, OFHEO’s recalculation of the risk-based capital requirement for those periods using the proposed formulas showed that our total capital base would continue to exceed all risk-based capital requirements.

Capital Activity

Common Stock

Shares of common stock outstanding, net of shares held in treasury, totaled approximately 974 million, 973 million, 973 million and 972 million as of September 30, 2007, June 30, 2007, March 31, 2007 and December 31, 2006, respectively. We issued 0.3 million, 0.3 million and 1.0 million shares of common stock from treasury for our employee benefit plans during the quarters ended September 30, 2007, June 30, 2007 and March 31, 2007, respectively. We did not issue any common stock during the first three quarters of 2007 other than in accordance with these plans.

From April 2005 to November 2007, we prohibited all of our employees from engaging in purchases or sales of our securities except in limited circumstances relating to financial hardship. In May 2006, we implemented a stock repurchase program that authorized the repurchase of up to $100 million of our shares from our non-officer employees, who are employees below the level of vice president. From May 31, 2006 to September 30, 2007, we purchased an aggregate of approximately 122,000 shares of common stock from our employees under the program. In November 2007, the prohibition on employee sales and purchases of our securities was lifted and the employee stock repurchase program was terminated.

Non-Cumulative Preferred Stock

On February 28, 2007, we redeemed all of the shares of our Variable Rate Non-Cumulative Preferred Stock, Series J, with an aggregate stated value of $700 million.

On April 2, 2007, we redeemed all of the shares of our Variable Rate Non-Cumulative Preferred Stock, Series K, with an aggregate stated value of $400 million.

On September 28, 2007, we issued 40 million shares of Variable Rate Non-Cumulative Preferred Stock, Series P, with an aggregate stated value of $1.0 billion. The Series P Preferred Stock has a variable dividend rate that will reset quarterly on each March 31, June 30, September 30 and December 31, beginning December 31, 2007, at a per annum rate equal to the greater of (i) 3-Month LIBOR plus 0.75% and (ii) 4.50%. The Series P Preferred Stock may be redeemed, at our option, on or after September 30, 2012. The net proceeds from the issuance of Series P Preferred Stock were added to our working capital and will be used for general corporate purposes.

On October 4, 2007, we issued 15 million shares of 6.75% Non-Cumulative Preferred Stock, Series Q, with an aggregate stated value of $375 million. The Series Q Preferred Stock has a dividend rate of 6.75% per annum. The Series Q Preferred Stock may be redeemed, at our option, on or after September 30, 2010. The net proceeds from the issuance of Series Q Preferred Stock were added to our working capital and will be used for general corporate purposes.

Subordinated Debt

Pursuant to our September 1, 2005 agreement with OFHEO, we agreed to issue qualifying subordinated debt, rated by at least two nationally recognized statistical rating organizations, in a quantity such that the sum of our total capital plus the outstanding balance of our qualifying subordinated debt equals or exceeds the sum of (1) outstanding Fannie Mae MBS held by third parties times 0.45% and (2) total on-balance sheet assets times 4%, which we refer to as our “subordinated debt requirement.”

As of March 31, 2007, June 30, 2007 and September 30, 2007, we were in compliance with our subordinated debt requirement. As of March 31, 2007, our total capital plus the outstanding balance of our qualifying subordinated debt was approximately $49.8 billion and exceeded our subordinated debt requirement by $7.9 billion. As of June 30, 2007, our total capital plus the outstanding balance of our qualifying subordinated debt was approximately $51.0 billion and exceeded our subordinated debt requirement by $8.1 billion. Our total capital plus the outstanding balance of our qualifying subordinated debt was approximately $49.5 billion and exceeded our subordinated debt requirement by $6.9 billion as of September 30, 2007.

We have not issued any subordinated debt securities since 2003. We had qualifying subordinated debt totaling $2.0 billion, based on redemption value, that matured in January 2007. As of the date of this filing, we have $9.0 billion in outstanding qualifying subordinated debt.

Dividends

We paid common stock dividends of $0.40 per share for the first quarter of 2007 and $0.50 per share for the second and third quarters of 2007. On October 16, 2007, our Board of Directors declared common stock dividends of $0.50 per share for the fourth quarter of 2007, payable on November 26, 2007.

We paid preferred stock dividends of $138 million, $121 million and $115 million in the first, second and third quarter of 2007, respectively. On October 16, 2007, our Board of Directors declared total preferred stock dividends of $137 million for the fourth quarter of 2007, payable on December 31, 2007.

OFF-BALANCE SHEET ARRANGEMENTS AND VARIABLE INTEREST ENTITIES

We enter into certain business arrangements that are not recorded in our condensed consolidated balance sheets or may be recorded in amounts that are different from the full contract or notional amount of the transaction. These arrangements are commonly referred to as “off-balance sheet arrangements,” and expose us to potential losses in excess of the amounts recorded in the condensed consolidated balance sheets. The most significant off-balance sheet arrangements that we engage in result from the mortgage loan securitization and resecuritization transactions that we routinely enter into as part of the normal course of our business operations. We also hold limited partnership interests in LIHTC partnerships that are established to finance the construction or development of low-income affordable multifamily housing and other limited partnerships. LIHTC and other limited partnerships may involve off-balance sheet entities, some of which are consolidated on our balance sheets and some of which are accounted for under the equity method.

Fannie Mae MBS Transactions and Other Financial Guaranties

Table 18 presents a summary of our on- and off-balance sheet Fannie Mae MBS and other guaranties as of March 31, 2007 and December 31, 2006.

Table 18:  On- and Off-Balance Sheet MBS and Other Guaranty Arrangements

	As of
	March 31,	December 31,
	2007	2006
	(Dollars in millions)

Fannie Mae MBS and other guaranties outstanding(1)	$2,049,296	$1,996,941
Less: Fannie Mae MBS held in portfolio(2)	183,157	199,644

Fannie Mae MBS held by third parties and other guaranties	$1,866,139	$1,797,297

(1)	Includes $20.6 billion and $19.7 billion in unpaid principal balance of other guaranties as of March 31, 2007 and December 31, 2006, respectively. Excludes $102.1 billion and $105.6 billion in unpaid principal balance of consolidated Fannie Mae MBS as of March 31, 2007 and December 31, 2006, respectively.

(2)	Amounts represent unpaid principal balance and are recorded in “Investments in securities” in our condensed consolidated balance sheets.

LIHTC Partnership Interests

As of March 31, 2007, we had a recorded investment in LIHTC partnerships of $8.0 billion, compared with $8.8 billion as of December 31, 2006. In March 2007, we sold a portfolio of investments in LIHTC partnerships reflecting approximately $676 million in future LIHTC tax credits and the release of future capital obligations relating to the investments. In July 2007, we sold a portfolio of investments in LIHTC partnerships reflecting approximately $254 million in future LIHTC tax credits and the release of future capital obligations relating to the investments. For additional information regarding our holdings in off-balance sheet limited partnerships, refer to “Notes to Condensed Consolidated Financial Statements—Note 2, Consolidations.”

RISK MANAGEMENT

Credit Risk Management

Mortgage Credit Risk Management

Mortgage credit risk is the risk that a borrower will fail to make required mortgage payments. We are exposed to credit risk on our mortgage credit book of business because we either hold the mortgage assets or have issued a guaranty in connection with the creation of Fannie Mae MBS backed by mortgage assets.

Mortgage Credit Book of Business

Table 19 displays the composition of our entire mortgage credit book of business, which consists of both on- and off-balance sheet arrangements, as of March 31, 2007 and December 31, 2006. Our single-family mortgage credit book of business accounted for approximately 94% of our entire mortgage credit book of business as of both March 31, 2007 and December 31, 2006.

Table 19:  Composition of Mortgage Credit Book of Business

	As of March 31, 2007
	Single-Family(1)		Multifamily(2)		Total
	Conventional(3)	Government(4)	Conventional(3)	Government(4)	Conventional(3)	Government(4)
	(Dollars in millions)

Mortgage portfolio:(5)
Mortgage loans(6)	$300,446	$21,018	$63,980	$928	$364,426	$21,946
Fannie Mae MBS	180,152	2,445	278	282	180,430	2,727
Agency mortgage-related securities(7)	29,227	1,899	—	56	29,227	1,955
Mortgage revenue bonds	3,292	3,134	7,872	2,327	11,164	5,461
Other mortgage-related securities(8)	84,352	2,164	14,096	174	98,448	2,338

Total mortgage portfolio	597,469	30,660	86,226	3,767	683,695	34,427
Fannie Mae MBS held by third parties(9)	1,787,086	16,894	40,255	1,296	1,827,341	18,190
Other credit guaranties(10)	3,973	—	16,556	79	20,529	79

Mortgage credit book of business	$2,388,528	$47,554	$143,037	$5,142	$2,531,565	$52,696

Guaranty book of business(11)	$2,271,657	$40,357	$121,069	$2,585	$2,392,726	$42,942

	As of December 31, 2006
	Single-Family(1)		Multifamily(2)		Total
	Conventional(3)	Government(4)	Conventional(3)	Government(4)	Conventional(3)	Government(4)
	(Dollars in millions)

Mortgage portfolio:(5)
Mortgage loans(6)	$302,597	$20,106	$59,374	$968	$361,971	$21,074
Fannie Mae MBS	198,335	709	277	323	198,612	1,032
Agency mortgage-related securities(7)	29,987	1,995	—	56	29,987	2,051
Mortgage revenue bonds	3,394	3,284	7,897	2,349	11,291	5,633
Other mortgage-related securities(8)	85,339	2,084	9,681	177	95,020	2,261

Total mortgage portfolio	619,652	28,178	77,229	3,873	696,881	32,051
Fannie Mae MBS held by third parties(9)	1,714,815	19,069	42,184	1,482	1,756,999	20,551
Other credit guaranties(10)	3,049	—	16,602	96	19,651	96

Mortgage credit book of business	$2,337,516	$47,247	$136,015	$5,451	$2,473,531	$52,698

Guaranty book of business(11)	$2,218,796	$39,884	$118,437	$2,869	$2,337,233	$42,753

(1)	The amounts reported reflect our total single-family mortgage credit book of business. Of these amounts, the portion of our conventional single-family mortgage credit book of business for which we have access to detailed loan-level information represented approximately 95% of our total conventional single-family mortgage credit book of business as of both March 31, 2007 and December 31, 2006. Unless otherwise noted, the credit statistics we provide in the “Mortgage Credit Risk Management” discussion that follows relate only to this specific portion of our conventional single-family mortgage credit book of business. The remaining portion of our single-family mortgage credit book of business consists of non-Fannie Mae mortgage-related securities backed by single-family mortgage loans, credit enhancements that we provide on single-family mortgage assets and all other single-family government related loans and securities. Non-Fannie Mae mortgage-related securities held in our portfolio include Freddie Mac securities, Ginnie Mae securities, private-label mortgage-related securities, Fannie Mae MBS backed by private-label mortgage-related securities, and housing-related municipal revenue bonds. Our Capital Markets group prices and manages credit risk related to this specific portion of our single-family mortgage credit book of business. We may not have access to detailed loan-level data on these particular mortgage-related assets and therefore may not manage the credit performance of individual loans. However, a substantial majority of these securities benefit from significant forms of credit enhancement, including guaranties from Ginnie Mae or Freddie Mac, insurance policies, structured subordination and similar sources of credit protection. All non-Fannie Mae agency securities held in our portfolio as of March 31, 2007 and December 31, 2006 were rated AAA/Aaa by Standard & Poor’s and Moody’s. Over 90% of non-agency mortgage-related securities held in our portfolio as of both March 31, 2007 and December 31, 2006 were rated AAA/Aaa by Standard & Poor’s and Moody’s.

(2)	The amounts reported reflect our total multifamily mortgage credit book of business. Of these amounts, the portion of our multifamily mortgage credit book of business for which we have access to detailed loan-level information represented approximately 81% and 84% of our total multifamily mortgage credit book as of March 31, 2007 and December 31, 2006, respectively. Unless otherwise noted, the credit statistics we provide in the “Mortgage Credit Risk Management” discussion that follows relate only to this specific portion of our multifamily mortgage credit book of business.

(3)	Refers to mortgage loans and mortgage-related securities that are not guaranteed or insured by the U.S. government or any of its agencies.

(4)	Refers to mortgage loans and mortgage-related securities guaranteed or insured by the U.S. government or one of its agencies.

(5)	Mortgage portfolio data is reported based on unpaid principal balance.

(6)	Includes unpaid principal totaling $102.8 billion and $105.5 billion as of March 31, 2007 and December 31, 2006, respectively, related to mortgage-related securities that were consolidated under FIN 46R and mortgage-related securities created from securitization transactions that did not meet the sales criteria under SFAS 140, which effectively resulted in mortgage-related securities being accounted for as loans.

(7)	Consists of mortgage-related securities issued by Freddie Mac and Ginnie Mae.

(8)	Consists of mortgage-related securities issued by entities other than Fannie Mae, Freddie Mac or Ginnie Mae.

(9)	Consists of Fannie Mae MBS held by third-party investors. The principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

(10)	Includes single-family and multifamily credit enhancements that we have provided and that are not otherwise reflected in the table.

(11)	Consists of mortgage loans held in our portfolio, Fannie Mae MBS held in our portfolio, Fannie Mae MBS held by third parties and other credit guaranties. Excludes agency mortgage-related securities, mortgage revenue bonds and other mortgage-related securities held in our portfolio for which we do not provide a guaranty.

Single-Family

Table 20 provides information on the product distribution of our conventional single-family business volumes for the three months ended March 31, 2007 and 2006, and our conventional single-family mortgage credit book of business as of March 31, 2007 and December 31, 2006.

Table 20:	Product Distribution of Conventional Single-Family Business Volume and Mortgage Credit Book of Business(1)

	Percent of
	Business Volume(2)		Percent of Book
	For the		of Business(3)
	Three Months Ended		As of
	March 31,		March 31,	December 31,
	2007	2006	2007	2006

Fixed-rate:
Long-term	72%	67%	68%	68%
Intermediate-term	6	8	17	18
Interest-only	9	5	2	1

Total fixed-rate	87	80	87	87
Adjustable-rate:
Interest-only	9	9	5	4
Negative-amortizing	—	5	1	2
Other ARMs	4	6	7	7

Total adjustable-rate	13	20	13	13

Total	100%	100%	100%	100%

(1)	As noted in Table 19 above, we generally have access to detailed loan-level statistics only on conventional single-family mortgage loans held in our portfolio and backing Fannie Mae MBS (whether held in our portfolio or held by third parties).

(2)	Percentages calculated based on unpaid principal balance of loans at time of acquisition. Single-family business volume refers to both single-family mortgage loans we purchase for our mortgage portfolio and single-family mortgage loans we securitize into Fannie Mae MBS.

(3)	Percentages calculated based on unpaid principal balance of loans as of the end of each period.

Fixed-Rate and ARM Loans:  As presented in Table 20 above, our conventional single-family mortgage credit book of business continues to consist mostly of long-term fixed-rate mortgage loans. In addition, a greater proportion of our conventional single-family business volumes consisted of fixed-rate loans for the first quarter of 2007, as compared with the first quarter of 2006. We did not acquire any negative-amortizing ARMs during the first quarter of 2007.

Alt-A Loans:  An Alt-A mortgage loan generally refers to a loan that can be underwritten with lower or alternative documentation than a full documentation mortgage loan but that may also include other alternative product features. Alt-A mortgage loans generally have a higher risk of default than non-Alt-A mortgage loans. In reporting our Alt-A exposure, we have classified mortgage loans as Alt-A if the lenders that deliver the mortgage loans to us have classified the loans as Alt-A based on documentation or other product features. As of March 31, 2007, we estimate that approximately 11% of our total single-family mortgage credit book of business consisted of Alt-A mortgage loans or Fannie Mae MBS backed by Alt-A mortgage loans. This percentage increased to approximately 12% as of September 30, 2007. During 2007, we restricted our eligibility standards for Alt-A mortgage loans eligible for delivery to us. Our acquisitions of Alt-A mortgage loans have a combination of credit enhancement and pricing that we believe adequately reflects the higher credit risk posed by these mortgages. We will determine the timing and level of our acquisition of Alt-A mortgage loans in the future based on our assessment of the availability and cost of credit enhancement with adequate levels of pricing to compensate for the risks.

Subprime Loans:  A subprime mortgage loan generally refers to a mortgage loan made to a borrower with a weaker credit profile than that of a prime borrower. As a result of the weaker credit profile, subprime borrowers have a higher likelihood of default than prime borrowers. Subprime mortgage loans are typically originated by lenders specializing in this type of business or by subprime divisions of large lenders, using processes unique to subprime loans. In reporting our subprime exposure, we have classified mortgage loans as subprime if the mortgage loans are originated by one of these specialty lenders or a subprime division of a large lender. Approximately 0.2% of our total single-family mortgage credit book of business as of March 31, 2007 consisted of subprime mortgage loans or Fannie Mae MBS backed by subprime mortgage loans. This percentage increased to approximately 0.3% as of September 30, 2007. Less than 1% of our single-family business volume for the nine months ended September 30, 2007 consisted of subprime mortgage loans or Fannie Mae MBS backed by subprime mortgage loans. Our acquisitions of subprime mortgage loans have a combination of credit enhancement and pricing that we believe adequately reflects the higher credit risk posed by these mortgages. In order to respond to the current subprime mortgage crisis and provide liquidity to the market, we intend to increase our purchase of subprime mortgages. We will determine the timing and level of our acquisition of subprime mortgage loans in the future based on our assessment of the availability and cost of credit enhancement with adequate levels of pricing to compensate for the risks.

Alt-A and Subprime Securities:  We held approximately $100.9 billion in non-Fannie Mae structured mortgage-related securities in our investment portfolio as of March 31, 2007. Of this amount, $75.1 billion consisted of private-label mortgage-related securities backed by subprime or Alt-A mortgage loans. As of March 31, 2007, we held in our investment portfolio approximately $34.5 billion in private-label mortgage-related securities backed by Alt-A mortgage loans and approximately $40.6 billion in private-label mortgage-related securities backed by subprime mortgage loans. We also guaranteed approximately $3.7 billion in resecuritized subprime mortgage-related securities as of March 31, 2007. Approximately $7.4 billion of these Alt-A- and subprime-backed private-label mortgage-related securities were classified as trading securities in our condensed consolidated balance sheets as of March 31, 2007. In reporting our Alt-A and subprime exposure, we have classified private-label mortgage-related securities as Alt-A or subprime if the securities were labeled as such when issued.

To date, we generally have focused our purchases of private-label mortgage-related securities backed by subprime or Alt-A loans on the highest-rated tranches of these securities available at the time of acquisition. In 2007, we began to acquire a limited amount of subprime-backed private-label mortgage-related securities of investment grades below AAA. As of September 30, 2007, approximately $441 million in unpaid principal balance, or 1%, of the subprime-backed private-label mortgage-related securities in our portfolio had a credit rating of less than AAA. All of these subprime-backed mortgage-related securities with a credit rating of less than AAA were classified as trading securities in our condensed consolidated balance sheets as of September 30, 2007.

In October 2007, the credit ratings of nine subprime private-label mortgage-related securities held in our portfolio, with an aggregate unpaid principal balance of $263 million as of September 30, 2007, were downgraded by Standard & Poor’s. One of these downgraded securities, with an unpaid principal balance of $178 million as of September 30, 2007, classified as available-for-sale, was downgraded from AAA to AA. The other eight downgraded securities, with an aggregate unpaid principal balance of $85 million as of September 30, 2007, are classified as trading. Prior to these downgrades, these eight securities had credit ratings that were less than AAA. During October 2007 and through November 8, 2007, seven of our AAA-rated subprime private-label mortgage-related securities, with an aggregate unpaid principal balance of approximately $1.3 billion, have been put under review for possible credit rating downgrade or on negative watch. As of November 8, 2007, all of these securities continue to be rated AAA. Of these securities, one security with an unpaid principal balance of $255 million is classified as trading, while the remaining six securities, with an aggregate unpaid principal balance of $1.0 billion, are classified as available-for-sale.

We have not recorded any impairment of the securities classified as available-for-sale, as they continue to be rated investment grade and we have the intent and ability to hold these securities until the earlier of recovery of the unrealized amounts or maturity. As of November 8, 2007, all of our private-label mortgage-related securities backed by Alt-A mortgage loans were rated AAA and none had been downgraded or placed under review for possible downgrade.

For the nine months ended September 30, 2007, we estimate that the fair value of the subprime private-label mortgage-related securities held in our portfolio decreased by $896 million. Of this decrease, $285 million related to securities classified as trading and is therefore reflected in our earnings as losses on trading securities, which are recorded as a component of “Investment gains (losses), net,” for the nine months ended September 30, 2007. The remaining $611 million of this decrease related to securities classified as available-for-sale and is therefore reflected after-tax in AOCI. In addition, we estimate that the fair value of the Alt-A private-label mortgage-related securities held in our portfolio decreased by $344 million for the nine months ended September 30, 2007. Of this decrease, $91 million was reflected in our earnings as losses on trading securities.

Credit Characteristics:  The weighted average credit score, the weighted average original loan-to-value ratio and the weighted average estimated mark-to-market loan-to-value ratio for our conventional single-family mortgage credit book of business were 722, 71% and 56%, respectively, as of March 31, 2007, compared with 721, 70% and 55% , respectively, as of December 31, 2006. Approximately 12% of our conventional single-family mortgage credit book of business had an estimated mark-to-market loan-to-value ratio greater than 80% as of March 31, 2007, up from 10% as of December 31, 2006. As of September 30, 2007, the weighted average credit score, the weighted average original loan-to-value ratio and the weighted average estimated mark-to-market loan-to-value ratio for our conventional single-family mortgage credit book of business were 721, 71% and 59%, respectively. Approximately 16% of our conventional single-family mortgage credit book of business had an estimated mark-to-market loan-to-value ratio greater than 80% as of September 30, 2007.

Multifamily

As of March 31, 2007, the weighted average original loan-to-value ratio for our multifamily mortgage credit book of business was 68%, and the percentage of our multifamily mortgage credit book of business with an original loan-to-value ratio greater than 80% was at 6%.

Serious Delinquency

The serious delinquency rate is an indicator of potential future foreclosures, although most loans that become seriously delinquent do not result in foreclosure. Table 21 below compares the serious delinquency rates for all conventional single-family loans and multifamily loans with credit enhancements and without credit enhancements.

Table 21:  Serious Delinquency Rates

	March 31, 2007		December 31, 2006		March 31, 2006
		Serious		Serious		Serious
	Book	Delinquency	Book	Delinquency	Book	Delinquency
	Outstanding(1)	Rate(2)	Outstanding(1)	Rate(2)	Outstanding(1)	Rate(2)

Conventional single-family delinquency rates by geographic region:(3)
Midwest	17%	0.96%	17%	1.01%	17%	0.92%
Northeast	19	0.67	19	0.67	19	0.59
Southeast	24	0.63	24	0.68	23	0.71
Southwest	16	0.62	16	0.69	16	0.95
West	24	0.21	24	0.20	25	0.17

Total conventional single-family loans	100%	0.62%	100%	0.65%	100%	0.67%

Conventional single-family loans:
Credit enhanced	19%	1.74%	19%	1.81%	18%	1.85%
Non-credit enhanced	81	0.35	81	0.37	82	0.39

Total conventional single-family loans	100%	0.62%	100%	0.65%	100%	0.67%

Multifamily loans:
Credit enhanced	91%	0.08%	96%	0.07%	96%	0.25%
Non-credit enhanced	9	0.19	4	0.35	4	0.51

Total multifamily loans	100%	0.09%	100%	0.08%	100%	0.26%

(1)	Reported based on unpaid principal balance of loans, where we have detailed loan-level information.

(2)	Calculated based on number of loans for single-family and unpaid principal balance for multifamily. We include all of the conventional single-family loans that we own and that back Fannie Mae MBS in the calculation of the single-family delinquency rate. We include the unpaid principal balance of all multifamily loans that we own or that back Fannie Mae MBS and any housing bonds for which we provide credit enhancement in the calculation of the multifamily serious delinquency rate.

(3)	Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD and WI. Northeast includes CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT and VI. Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA and WV. Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX and UT. West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

The slight decline in our single-family serious delinquency rate as of March 31, 2007 from our rate as of March 31, 2006 was primarily due to payoffs and the resolution of problems associated with loans secured by properties in the Southwest and Southeast region affected by Hurricane Katrina, which offset increases in delinquencies in other regions. These increases were due to continued economic weakness in the Midwest, particularly in Ohio, Michigan and Indiana, and to the continued housing market downturn and decline in home prices throughout much of the country.

Our single-family serious delinquency rate has significantly increased since the first quarter, to 0.78% as of September 30, 2007, due to the continued decline in home prices on a national basis and the continued impact of weak economic conditions in the Midwest. We have experienced increases in serious delinquency rates across our conventional single-family mortgage credit book, including in higher risk loan categories, such as subprime loans, Alt-A loans, adjustable-rate loans, interest-only loans, loans made for the purchase of investment properties, negative-amortizing loans, loans to borrowers with lower credit scores and loans with high loan-to-value ratios. We have seen particularly rapid increases in serious delinquency rates in some higher risk loan categories, such as Alt-A loans, interest-only loans, loans with subordinate financing and loans made for the purchase of condominiums. Many of these higher risk loans were originated in 2006 and the first half of 2007. We have also experienced a significant increase in delinquency rates in loans originated in California, Florida, Nevada and Arizona. These states had previously experienced very rapid home price appreciation and are now experiencing home price declines. The conventional single-family serious delinquency rates for California and Florida, which represent the two largest states in our single-family mortgage credit book of business in terms of unpaid principal balance, climbed to 0.30% and 0.99%, respectively, as of September 30, 2007, from 0.11% and 0.37%, respectively, as of September 30, 2006. We expect the housing market to continue to deteriorate and home prices to continue to decline in these states and on a national basis. Accordingly, we expect our single-family serious delinquency rate to continue to increase for the remainder of 2007 and in 2008.

The significant decline in our multifamily serious delinquency rate as of March 31, 2007 from our rate as of March 31, 2006 was due primarily to payoffs and the resolution of problems associated with loans secured by properties affected by Hurricane Katrina. Our multifamily serious delinquency rate has remained relatively unchanged at 0.08% as of September 30, 2007.

Foreclosure and REO Activity

Foreclosure and real estate owned (“REO”) activity affect the level of our credit losses. Table 22 below provides information, by region, on our foreclosure activity for the first three months of 2007 and 2006. Regional REO acquisition and charge-off trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.

Table 22:  Single-Family and Multifamily Foreclosed Properties

	For the
	Three Months
	Ended
	March 31,
	2007	2006

Single-family foreclosed properties (number of properties):
Beginning of year inventory of single-family foreclosed properties (REO)(1)	25,125	20,943
Acquisitions by geographic area:(2)
Midwest	4,733	3,693
Northeast	835	621
Southeast	2,564	2,353
Southwest	2,294	1,852
West	287	136

Total properties acquired through foreclosure	10,713	8,655
Dispositions of REO	(9,544)	(7,478)

End of period inventory of single-family foreclosed properties (REO)(1)	26,294	22,120

Carrying value of single-family foreclosed properties (dollars in millions)(3)	$2,241	$1,784

Single-family foreclosure rate(4)	0.1%	0.1%

Multifamily foreclosed properties (number of properties):
Ending inventory of multifamily foreclosed properties (REO)	9	10
Carrying value of multifamily foreclosed properties (dollars in millions)(3)	$52	$55

(1)	Includes deeds in lieu of foreclosure.

(2)	See footnote 3 to Table 21 for states included in each geographic region.

(3)	Excludes foreclosed property claims receivables, which are reported in our condensed consolidated balance sheets as a component of “Acquired property, net.”

(4)	Estimated based on the total number of properties acquired through foreclosure as a percentage of the total number of loans in our conventional single-family mortgage credit book as of the end of each respective period.

The increase in foreclosures during the first quarter of 2007 was driven by the housing market downturn and the continued impact of weak economic conditions in the Midwest, particularly Ohio, Indiana and Michigan. The Midwest accounted for approximately 20% of the loans in our conventional single-family mortgage credit book of business as of December 31, 2006; however, this region accounted for approximately 44% of the single-family properties we acquired through foreclosure during the first quarter of 2007.

Foreclosure and REO incidence and credit losses have increased since the first quarter of 2007 for our single-family book of business. The number of single-family properties acquired through foreclosure increased to 34,955 for the nine months ended September 30, 2007. The continued weakness in regional economic conditions in the Midwest and the continued housing market downturn and decline in home prices on a national basis has resulted in a higher percentage of our mortgage loans that transition from delinquent to foreclosure status, as well as a faster transition from delinquent to foreclosure status, particularly for loans originated in 2006 and 2007. In addition, the combined effect of the disruption in the subprime market, the overall erosion of property values and near record levels of unsold properties have slowed the sale of, and reduced the sales prices of, our foreclosed single-family properties. As a result, we expect an increase in our overall level of foreclosures and credit losses for 2007 as compared with 2006. We believe that our level of foreclosures and credit losses is likely to continue to increase in 2008.

Credit Losses

Credit losses consist of (1) charge-offs, excluding losses on delinquent loans we purchase from our MBS trusts, net of recoveries, plus (2) foreclosed property expense. Table 23 below presents credit losses for the three months ended March 31, 2007 and 2006.

Table 23:  Credit Loss Performance

	For the Three Months Ended March 31,
	2007	Ratio(1)		2006	Ratio(1)
	(Dollars in millions)

Charge-offs, net of recoveries	$178	2.8	bp	$119	2.0	bp
Foreclosed property expense	72	1.1		23	0.4
Less excess of purchase price over fair value of delinquent loans purchased from trusts(2)	(69)	(1.1)		(77)	(1.3)
Impact of SOP 03-3 on charge-offs and foreclosed property expense(3)	25	0.4		18	0.3

Credit losses(4)(5)	$206	3.2	bp	$83	1.4	bp

(1)	Based on annualized amount for line item presented divided by the average total mortgage credit book of business during the period.

(2)	Represents the amount we record as a loss when the purchase price we pay to purchase delinquent loans from Fannie Mae MBS trusts exceeds the fair value of the loan at the time of purchase. Under our MBS trust agreements, we have the option to purchase loans from the MBS trust, at par plus accrued interest, if four or more consecutive monthly payments have not been made. When we purchase a delinquent loan from one of our MBS trusts, we record the delinquent loan at the lower of the loan’s acquisition price or its fair value in accordance with SOP 03-3. To the extent that the purchase price of the loan exceeds the fair value of the loan, we recognize a loss at the time we acquire the loan.

(3)	Represents the impact of previously recorded SOP 03-3 reductions to the amount of charge-offs and foreclosed property expense for delinquent loans purchased from MBS trusts that go to foreclosure. Because the carrying value of these loans has been reduced below the purchase price, any charge-off and foreclosed property expense amounts that we record if we foreclose on the mortgage also are reduced. In order to reflect in our credit losses the total loss associated with SOP 03-3 loans that we subsequently determine are uncollectible, we have added back to our credit losses the loss we record at the date of purchase when the fair value is below the purchase price.

(4)	Excludes impact of excess of purchase price over fair value of delinquent loans purchased from trusts.

(5)	Interest forgone on nonperforming loans in our mortgage portfolio reduces our net interest income but is not reflected in our credit losses total. In addition, other-than-temporary impairment resulting from deterioration in credit quality of our mortgage-related securities is not included in our credit losses total.

The decline in home prices on a national basis during the first quarter 2007 contributed to higher default rates and loss severities, causing an increase in charge-offs and foreclosed property expense for the first quarter 2007.

We experienced a substantial increase in losses recorded on delinquent loans we purchased from our MBS trusts during the third quarter of 2007, as the disruption in the mortgage credit market and the continued decline in home prices substantially reduced the fair value of the delinquent loans we purchased from our MBS trusts.

We have revised our presentation of credit losses to reflect only our realized credit losses. Accordingly, we have excluded from our credit losses, and from our credit loss ratio, any initial losses that we are required to record pursuant to SOP 03-3 when the purchase price of delinquent loans that we purchase from Fannie Mae MBS trusts exceeds the fair value of the loans at the time of purchase. These initial losses affect our provision for credit losses and are reported as a component of our charge-offs, net of recoveries in our condensed consolidated financial statements.

In our 2006 Form 10-K, we provided an estimate that our credit loss ratio for 2007 would be within a range of 4 to 6 basis points. As of the date of this filing, we believe our credit loss ratio for 2007, based on our credit losses as reported in Table 23, will remain within our normal historical average range of 4 to 6 basis points. In certain periods, we expect our credit loss ratio is likely to move outside of this historical average range, primarily due to market conditions and the risk profile of our mortgage credit book of business. We expect that, in 2008, our credit loss ratio will increase above our normal historical average range of 4 to 6 basis points.

Pursuant to our September 1, 2005 agreement with OFHEO, we agreed to disclose on a quarterly basis the estimated impact on our expected credit losses from an immediate 5% decline in single-family home prices for the entire United States, which we believe is a stressful scenario based on housing data from OFHEO. Table 24 shows our single-family credit loss sensitivity, before and after consideration of the effect of projected credit risk sharing proceeds, such as private mortgage insurance claims and other credit enhancement, as of September 30, 2007, June 30, 2007, March 31, 2007 and December 31, 2006. The significant increase in the net credit loss sensitivity that occurred during the first nine months of 2007 from the end of 2006 was primarily attributable to the decline in home prices during the first nine months of 2007.

Table 24:  Single-Family Credit Loss Sensitivity(1)

	As of
	September 30,	June 30,	March 31,	December 31,
	2007	2007	2007	2006
	(Dollars in millions)

Gross credit loss sensitivity(2)	$5,808	$5,185	$4,258	$3,887
Less: Projected credit risk sharing proceeds	(2,969)	(2,577)	(2,069)	(1,926)

Net credit loss sensitivity	$2,839	$2,608	$2,189	$1,961

Single-family whole loans and Fannie Mae MBS	$2,421,550	$2,333,256	$2,260,575	$2,203,246
Single-family net credit loss sensitivity as a percentage of single-family whole loans and Fannie Mae MBS	0.12%	0.11%	0.10%	0.09%

(1)	Represents total economic credit losses, which include net charge-offs/recoveries, foreclosed property expenses, forgone interest and the cost of carrying foreclosed properties. Excludes amounts recorded as losses in accordance with SOP 03-3 when the purchase price we pay to purchase delinquent loans from Fannie Mae MBS trusts exceeds the fair value of the loan at the time of purchase. Calculations based on approximately 93% of our total single-family mortgage credit book of business as of September 30, 2007, June 30, 2007, March 31, 2007 and 92% as of December 31, 2006. The mortgage loans and mortgage-related securities that are included in these estimates consist of: (i) single-family Fannie Mae MBS (whether held in our portfolio or held by third parties), excluding certain whole loan REMICs and private-label wraps; (ii) single-family mortgage loans, excluding mortgages secured only by second liens, subprime mortgages, manufactured housing chattel loans and reverse mortgages; and (iii) long-term standby commitments. We expect the inclusion in our estimates of the excluded products may impact the estimated sensitivities set forth in the preceding paragraphs.

(2)	Reflects the gross sensitivity of our expected future credit losses to an immediate 5% decline in home values for first lien single-family whole loans we own or that back Fannie Mae MBS. After the initial shock, we estimate home price growth rates return to the rate projected by our credit pricing models.

Allowance for Loan Losses and Reserve for Guaranty Losses

The combined allowance for loan losses and reserve for guaranty losses increased to $930 million as of March 31, 2007 from $859 million as of December 31, 2006. This increase was due to the increase in our provision for credit losses, which resulted from higher charge-offs, attributable to the increase in loan loss severities and default rates due to the national decline in home prices and the impact of continued economic weakness in the Midwest. Our combined allowance for loan losses and reserve for guaranty losses continued to increase in the second and third quarters of 2007.

OFHEO Direction on Interagency Guidance on Nontraditional Mortgages and Subprime Lending

In September 2006, five federal financial regulatory agencies jointly issued “Interagency Guidance on Nontraditional Mortgage Product Risks” to address risks posed by mortgage products that allow borrowers to defer repayment of principal or interest, and the layering of risks that results from combining these product types with other features that may compound risk. In June 2007, the same financial regulatory agencies issued the “Statement on Subprime Mortgage Lending,” which addresses risks relating to certain subprime mortgages. The September 2006 and June 2007 interagency guidance directed regulated financial institutions that originate nontraditional and subprime mortgage loans to follow prudent lending practices, including safe and sound underwriting practices and providing borrowers with clear and balanced information about the relative benefits and risks of these products sufficiently early in the process to enable them to make informed decisions.

OFHEO directed us to apply the risk management, underwriting and consumer protection principles of both the September 2006 and June 2007 interagency guidance to the mortgage loans and mortgage-related securities that we acquire for our portfolio and for securitization into Fannie Mae MBS. Accordingly, we have made changes to our underwriting standards implementing the interagency guidance. In addition to the changes made to implement the interagency guidance, we have tightened loan eligibility in most high risk loan categories. We are actively managing our single-family eligibility standards and pricing to account for rapidly changing market conditions.

Institutional Counterparty Credit Risk Management

Institutional counterparty risk is the risk that institutional counterparties may be unable to fulfill their contractual obligations to us. Our primary exposure to institutional counterparty risk exists with our lending partners and servicers, mortgage insurers, dealers who distribute our debt securities or who commit to sell mortgage pools or loans, issuers of investments included in our liquid investment portfolio, and derivatives counterparties. Refer to “Part I—Item 1A—Risk Factors” of our 2006 Form 10-K, filed with the SEC on August 16, 2007, as updated by “Part II—Item 1A—Risk Factors” of this report for a description of the risks associated with our institutional counterparties.

Mortgage Insurers

As of September 30, 2007, we were the beneficiary of primary mortgage insurance coverage on $329.0 billion of single-family loans in our portfolio or underlying Fannie Mae MBS, which represented approximately 14% of our single-family mortgage credit book of business, compared with $272.1 billion, or approximately 12%, of our single-family mortgage credit book of business as of December 31, 2006. In addition, as of September 30, 2007, we were the beneficiary of pool mortgage insurance coverage on $128.3 billion of single-family loans, including conventional and government loans, in our portfolio or underlying Fannie Mae MBS, compared with $106.6 billion as of December 31, 2006.

Two of our seven primary mortgage insurers have recently had their external ratings for claims paying ability or insurer financial strength downgraded by Fitch from AA to AA-. Both have maintained their Standard &

Poor’s and Moody’s ratings of AA and Aa3, respectively. As of September 30, 2007, these two mortgage insurers provided primary and pool mortgage insurance coverage on $59.1 billion and $27.8 billion, respectively, of the single-family loans in our portfolio or underlying Fannie Mae MBS, which represented approximately 2% and 1%, respectively, of our single-family mortgage credit book of business. Ratings downgrades imply an increased risk that these mortgage insurers will fail to fulfill their obligations to reimburse us for claims under insurance policies. We continue to closely monitor our exposure to our mortgage insurer counterparties.

Before we consider an insurer to be a qualified mortgage insurer, we generally require that an insurer obtain and maintain external ratings of claims paying ability of at least Aa3 from Moody’s and AA- from Standard & Poor’s and Fitch. If a mortgage insurer were downgraded below AA-/Aa3 by any of the three national rating agencies, we would evaluate the insurer, the current market environment and our alternative sources of credit enhancement. Based on the outcome of our evaluation, we could restrict that insurer from conducting certain types of business with us and we may take actions that may include not purchasing loans insured by that mortgage insurer. Restricting our business activity with one or more of the seven primary mortgage insurers would increase our concentration risk with the remaining insurers in the industry.

Recent Events Relating to Lender Customers and Mortgage Servicers

Mortgage and credit market conditions deteriorated rapidly in the third quarter of 2007. Factors negatively affecting the mortgage and credit markets in recent months include significant volatility, lower levels of liquidity, wider credit spreads, rating agency downgrades and significantly higher levels of mortgage foreclosures and delinquencies, particularly with respect to subprime mortgage loans. These challenging market conditions have adversely affected, and are expected to continue to adversely affect, the liquidity and financial condition of a number of our lender customers and mortgage servicers. Several of our lender customers and servicers have experienced ratings downgrades and liquidity constraints, including Countrywide Financial Corporation and its affiliates, our largest lender customer and servicer. The weakened financial condition and liquidity position of some of our lender customers and mortgage servicers may negatively affect their ability to perform their obligations to us and the quality of the services that they provide to us. In addition, our arrangements with our lender customers and mortgage servicers could result in significant exposure to us if any one of our significant lender customers were to default or experience a serious liquidity event. The failure of any of our primary lender customers or mortgage servicers to meet their obligations to us could have a material adverse effect on our results of operations and financial condition.

In response to these market conditions, we have increased the frequency and depth of our counterparty monitoring, including targeting higher risk counterparties for additional financial and on-site reviews. We have also changed the assumptions of our stress analyses to reflect deteriorating market conditions and are implementing measures to reduce our potential loss exposure to some of our higher risk counterparties.

Interest Rate Risk Management and Other Market Risks

Market risk represents the exposure to potential changes in the fair value of our net assets from changes in prevailing market conditions. A significant market risk we face and actively manage for our net portfolio is interest rate risk—the risk of changes in our long-term earnings or in the value of our net assets due to changes in interest rates. Our net portfolio consists of our existing investments in mortgage assets, investments in non-mortgage securities, our outstanding debt used to fund those assets, and the derivatives used to supplement our debt instruments and manage interest rate risk. It also includes any priced asset, debt and derivatives commitments, but excludes our existing guaranty business. Our Capital Markets group, which has primary responsibility for managing the interest rate risk of our net portfolio, employs an integrated interest rate risk management strategy that includes asset selection and structuring of our liabilities, including debt and derivatives, to match and offset the interest rate characteristics of our balance sheet assets and liabilities as much as possible.

Derivatives Activity

The primary tool we use to manage the interest rate risk implicit in our mortgage assets is the variety of debt instruments we issue. We supplement our issuance of debt with derivative instruments, which are an integral part of our strategy in managing interest rate risk. Table 25 presents, by derivative instrument type, our risk management derivative activity for the three months ended March 31, 2007, along with the stated maturities of derivatives outstanding as of March 31, 2007.

Table 25:  Activity and Maturity Data for Risk Management Derivatives(1)

	Interest Rate Swaps				Interest Rate Swaptions
	Pay-	Receive-		Foreign	Pay-	Receive-	Interest
	Fixed(2)	Fixed(3)	Basis(4)	Currency	Fixed	Fixed	Rate Caps	Other(5)	Total
	(Dollars in millions)

Notional balance as of December 31, 2006	$268,068	$247,084	$950	$4,551	$95,350	$114,921	$14,000	$469	$745,393
Additions	37,125	45,409	6,850	548	838	626	100	85	91,581
Terminations(6)	(58,331)	(60,779)	(400)	(140)	(4,191)	(3,469)	(4,600)	(60)	(131,970)

Notional balance as of March 31, 2007	$246,862	$231,714	$7,400	$4,959	$91,997	$112,078	$9,500	$494	$705,004

Future maturities of notional amounts:(7)
Less than 1 year	$12,450	$33,905	$—	$3,629	$2,905	$8,245	$8,750	$40	$69,924
1 year to 5 years	106,319	154,767	—	494	46,492	20,488	750	144	329,454
5 years to 10 years	100,485	35,102	6,950	—	38,000	71,395	—	310	252,242
Over 10 years	27,608	7,940	450	836	4,600	11,950	—	—	53,384

Total	$246,862	$231,714	$7,400	$4,959	$91,997	$112,078	$9,500	$494	$705,004

Weighted-average interest rate as of March 31, 2007:
Pay rate	5.11%	5.34%	5.14%	—	6.18%	—	—	—
Receive rate	5.35%	5.06%	6.50%	—	—	4.93%	—	—
Other	—	—	—	—	—	—	3.88%	—
Weighted-average interest rate as of December 31, 2006:
Pay rate	5.10%	5.35%	5.29%	—	6.18%	—	—	—
Receive rate	5.36%	5.01%	6.58%	—	—	4.92%	—	—
Other	—	—	—	—	—	—	3.55%	—

(1)	Excludes mortgage commitments accounted for as derivatives. Dollars represent notional amounts, which indicate only the amount on which payments are being calculated and do not represent the amount at risk of loss.

(2)	Notional amounts include swaps callable by Fannie Mae of $9.0 billion and $10.8 billion as of March 31, 2007 and December 31, 2006, respectively.

(3)	Notional amounts include swaps callable by derivatives counterparties of $12.1 billion and $6.7 billion as of March 31, 2007 and December 31, 2006, respectively.

(4)	Notional amounts include swaps callable by derivatives counterparties of $7.2 billion and $600 million as of March 31, 2007 and December 31, 2006, respectively.

(5)	Includes MBS options, forward starting debt and swap credit enhancements.

(6)	Includes matured, called, exercised, assigned and terminated amounts. Also includes changes due to foreign exchange rate movements.

(7)	Based on contractual maturities.

The outstanding notional balance of our risk management derivatives decreased by $40.4 billion during the first quarter of 2007, to $705.0 billion as of March 31, 2007, from $745.4 billion as of December 31, 2006. This decrease was primarily due to a decrease in our interest rate swaps to shorten the duration of our liabilities in response to the general decrease in interest rates during the first quarter of 2007, which shortened the duration of our mortgage assets.

Measuring Interest Rate Risk

Because no single measure can reflect all aspects of the interest rate risk inherent in our mortgage portfolio, we utilize various risk metrics that together provide a more complete assessment of our interest rate risk. Pursuant to our September 1, 2005 agreement with OFHEO, we committed to present to OFHEO proposals for enhanced and uniform public disclosures of our risk measures.

Our proposals entailed reporting additional market risk measures with the filing of current financial statements. We now disclose on a monthly basis two interest rate risk sensitivity measures: (i) duration gap and (ii) fair value sensitivity to interest rate level and slope shock. We provide these measures in our Monthly Summary Report, which is submitted to the SEC in a Current Report on Form 8-K and made available on our Web site.

These interest rate risk measures are based on our net portfolio defined above. The measures exclude the interest rate sensitivity of our existing guaranty business. We discuss these measures below, and we also describe the potential effect of changes in interest rates and other market conditions on the fair value of our guaranty business.

Duration Gap

Duration measures the price sensitivity of our assets and liabilities to changes in interest rates by quantifying the difference between the estimated durations of our assets and liabilities. Duration gap summarizes the extent to which estimated cash flows for assets and liabilities are matched, on average, over time and across interest rate scenarios. A positive duration gap signals a greater exposure to rising interest rates because it indicates that the duration of our assets exceeds the duration of our liabilities. Our average effective monthly duration gap did not exceed plus or minus one month during the period December 2006 through September 2007 (the most recent date for which this information is available.) The table below presents our monthly effective duration gap for December 2006, March 2007, June 2007 and September 2007.

Effective
Month	Duration Gap

December 2006	0
March 2007	(1)
June 2007	1
September 2007	0

Beginning with June 2007, and for months after June 2007, we changed the methodology we use to calculate our monthly effective duration gap. The revised monthly calculation reflects the difference between the proportional fair value weightings of our assets and liabilities, based on the daily average for the reported month. In prior months, the duration gap was not calculated on a weighted basis and was simply the daily average of the difference between the duration of our assets and the duration of our liabilities. Our revised methodology presents our effective duration gap on a basis that is consistent with the fair value sensitivity measures of changes in the level and slope of the yield curve discussed below. Under our revised methodology, a duration gap of zero implies that the change in the fair value of our assets from an interest rate move will be offset by an equal change in the fair value of our liabilities, resulting in no change in the fair value of our net assets. Based on the revised methodology, our duration gap was plus one month for the month of June 2007. Under the previous methodology, our duration gap for June 2007 would have measured minus one month, or approximately two months less than the effective duration gap under the revised methodology.

While we maintained our duration gap within a relatively narrow range during the first nine months of 2007, a large movement in interest rates or increased interest rate volatility could cause our duration gap to extend outside of the range we have experienced recently.

Fair Value Sensitivity to Changes in Level and Slope of Yield Curve

For the month of June 2007, we began disclosing on a monthly basis the estimated adverse impact on our financial condition of a 50 basis point shift in interest rates and a 25 basis point change in the slope of the yield curve. We believe these changes represent moderate movements in interest rates. We calculate these sensitivity measures based on the estimated amount of pre-tax losses for our net portfolio, or reduction in fair value, that would result from an immediate adverse 50 basis point parallel shift in the level of interest rates and an immediate adverse 25 basis point change in the slope of the yield curve, expressed as a percentage of the estimated after-tax fair value of our net assets. We track these measures daily and report the monthly measures based on the daily average for the month. We estimate that the adverse impact on the fair value of our net portfolio to a 50 basis point shift in the level of interest rates and a 25 basis point change in the slope of the yield curve was (1)% and 0% for both June 2007 and September 2007.

Table 26 below is an extension of our monthly net sensitivity measures. It includes the identical population of assets and liabilities included in our monthly sensitivity measures; however, it is based on the sensitivities as of September 30, 2007, rather than the average for the month of September. In addition, we expand our monthly interest rate shock disclosures to include the estimated adverse impact on our net portfolio of a more severe movement in interest rates of 100 basis points. We also provide the dollar sensitivity for our net portfolio and include aggregate sensitivities for our trading securities and for our trading securities together with our derivatives.

Table 26:  Interest Rate Sensitivity to Changes in Level and Slope of Yield Curve

	As of September 30, 2007
	Rate Level Shock				Slope Shock
	Adverse		Adverse		Adverse
	Impact of		Impact of		Impact of
	50 basis points		100 basis points		25 basis points
	$	%(1)	$	%(1)	$	%(1)
	(Dollars in millions)

Trading financial instruments	$(723)	(2)%	$(1,515)	(4)%	$(31)	—
Trading financial instruments and derivative assets and liabilities, net	(2,077)	(6)	(3,666)	(11)	(174)	(1)
Net portfolio of interest-rate sensitive assets and liabilities(2)	(397)	(1)	(2,052)	(6)	(104)	—

(1)	Calculated based on the reported dollar amount sensitivity divided by the after-tax estimated fair value of our net assets of $34.2 billion as of September 30, 2007.

(2)	Assets included in these interest rate sensitivity measures consist of our existing mortgage portfolio, non-mortgage investments and priced asset commitments. Liabilities consist of our existing debt instruments, derivative instruments and priced debt and derivative commitments.

The sensitivity measures in Table 26 indicate that the value of our net portfolio would decrease by approximately 1% and 6% as a result of an adverse movement in interest rates of 50 basis points and 100 basis points, respectively. We believe these sensitivities, together with our duration gap, indicate a relatively small level of interest rate risk exposure for our net portfolio as of September 30, 2007. We have not experienced a material change in our interest rate sensitivities, on a net portfolio basis, since December 31, 2006.

The fair value of our trading securities and derivatives are highly sensitive to changes in interest rates, and changes in fair value of these instruments are primary drivers of the short-term volatility in our earnings and capital position. We increased our portfolio of trading securities during the first nine months of 2007 to approximately $48.7 billion as of September 30, 2007, from $11.5 billion as of December 31, 2006. As a result of this increase, the adverse impact of a change in interest rates on our trading securities was more substantial as of September 30, 2007, as compared with December 31, 2006. Although the recent dislocations in the financial markets disrupted certain historical pricing relationships, we generally expect the interest rate sensitivity of our trading securities to partially offset the interest rate sensitivity of our derivative instruments. Accordingly, we disclose not only the separate sensitivities for our trading securities, but also the sensitivities of our trading securities and derivatives on a combined basis.

Because we do not hedge the interest rate risk of our guaranty business, these sensitivity measures exclude the interest rate sensitivity of our existing guaranty business, which is based on the difference between the estimated fair value of the guaranty assets and the estimated fair value of the guaranty obligations we assume. The interest rate sensitivity of our net guaranty assets tends to be fairly stable if there is no significant movement in long-term interest rates. Although there was not a significant change in long-term interest rates as of September 30, 2007 compared with December 31, 2006, we experienced a change in the interest rate sensitivities of our net guaranty assets. As of September 30, 2007, the estimated sensitivity resulting from a 50 basis point decrease in interest rates was lower than the sensitivity of $(1.3) billion we reported as of December 31, 2006, while the estimated sensitivity of a 100 basis point increase in interest rates was greater than the $1.7 billion we reported as of December 31, 2006. The change in these sensitivities was due to changes in the sensitivity of our guaranty obligations attributable to the lower initial level of home prices, an increase in implied volatility and growth in our guaranty obligation resulting from the growth in our guaranty book of business. We do not believe that periodic changes in fair value due to movements in interest rates are the best indication of the economic value of our guaranty business because they do not take into account future business activity. Based on our historical experience, we believe that the guaranty fee income generated from future business activity will more than replace any guaranty fee income lost as a result of mortgage prepayments.

Our interest rate sensitivity measures are limited in that they do not capture the potential impact of certain other market risks, such as changes in credit spreads and implied volatility. The impact of these market risks may be significant. In addition, our interest rate sensitivity measures contemplate only certain hypothetical movements in interest rates and are performed at a particular point in time based on the estimated fair value of our existing net portfolio. These measures and hypothetical scenarios do not incorporate other factors that may have a significant effect on our overall financial performance, most notably the value from expected future business activities and strategic actions that management may take to manage interest rate risk. Accordingly, the preceding estimates should not be viewed as a precise forecast of the potential adverse economic impact that a change in interest rates would have on us.

IMPACT OF FUTURE ADOPTION OF ACCOUNTING PRONOUNCEMENTS

We identify and discuss the expected impact on our consolidated financial statements of recently issued accounting pronouncements in “Notes to Condensed Consolidated Financial Statements—Note 1, Summary of Significant Accounting Policies.”

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

Among the forward-looking statements in this report are statements relating to:

•	our expectation that housing market weakness will continue in 2007 and 2008;

•	our projections for mortgage originations and MDO growth for 2007 and 2008;

•	our estimates regarding our 2007 business results and market share;

•	our expectations that our single-family guaranty book of business will grow at a faster rate than the rate of overall MDO growth, and our guaranty fee income will continue to increase;

•	our expectation that our net interest yield will remain relatively stable for the remainder of 2007;

•	our expectation that our accounting for changes in the fair value of our derivatives and our trading securities will continue to be a major driver of volatility in our earnings, in our stockholders’ equity and in our regulatory capital;

•	our expectation that our losses on certain guaranty contracts will increase significantly for 2007 as compared with 2006;

•	our expectation that other-than-temporary impairment on investment securities will be significantly lower for 2007 as compared with 2006;

•	our expectation that we will reduce our administrative expenses by more than $200 million in 2007;

•	our expectation that our ongoing operations costs will be reduced to approximately $2 billion in 2008;

•	our expectation that our credit-related expenses and credit losses will significantly increase for 2007 and 2008;

•	our expectation that our credit loss ratio will be within our normal historical range of 4 to 6 basis points in 2007, and will increase above this range in 2008;

•	our belief that our delinquencies and foreclosures will increase for the remainder of 2007 and in 2008;

•	our belief that our sources of liquidity will remain adequate to meet both our short-term and long-term funding needs;

•	our estimate of the effect of hypothetical declines in home prices on our credit losses;

•	our estimate of the effect of hypothetical changes in interest rates on the fair value of our financial instruments; and

•	our belief that our remaining material weaknesses will be remediated on or before December 31, 2007 and that we will have effective disclosure controls and procedures by December 31, 2007.

Forward-looking statements reflect our management’s expectations or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this report, including those factors described in “Part I—Item 1A—Risk Factors” of our 2006 Form 10-K, filed with the SEC on August 16, 2007, as updated by “Part II—Item 1A—Risk Factors” of this report.

Readers are cautioned to place forward-looking statements in this report or that we make from time to time into proper context by carefully considering the factors discussed in “Part I—Item 1A—Risk Factors” of our 2006 Form 10-K and in “Part II—Item 1A—Risk Factors” of this report. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise, except as required under the federal securities laws.

Item 1.	Financial Statements

FANNIE MAE

Condensed Consolidated Balance Sheets
(Dollars in millions, except share amounts)
(Unaudited)

	As of
	March 31,	December 31,
	2007	2006

ASSETS

Cash and cash equivalents (includes cash equivalents pledged as collateral that may be sold or repledged of $201 and $215 as of March 31, 2007 and December 31, 2006, respectively)	$3,708	$3,239
Restricted cash	618	733
Federal funds sold and securities purchased under agreements to resell	14,444	12,681
Investments in securities:
Trading, at fair value (includes Fannie Mae MBS of $10,808 and $11,070 as of March 31, 2007 and December 31, 2006, respectively)	23,151	11,514
Available-for-sale, at fair value (includes Fannie Mae MBS of $170,220 and $185,608 as of March 31, 2007 and December 31, 2006, respectively)	358,037	378,598

Total investments in securities	381,188	390,112
Mortgage loans:
Loans held for sale, at lower of cost or market	5,581	4,868
Loans held for investment, at amortized cost	381,622	379,027
Allowance for loan losses	(312)	(340)

Total loans held for investment, net of allowance	381,310	378,687

Total mortgage loans	386,891	383,555
Advances to lenders	6,809	6,163
Accrued interest receivable	3,782	3,672
Acquired property, net	2,395	2,141
Derivative assets at fair value	3,459	4,931
Guaranty assets	7,982	7,692
Deferred tax assets	8,648	8,505
Partnership investments	9,877	10,571
Other assets	9,663	9,941

Total assets	$839,464	$843,936

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accrued interest payable	$7,673	$7,847
Federal funds purchased and securities sold under agreements to repurchase	1,200	700
Short-term debt	158,410	165,810
Long-term debt	606,534	601,236
Derivative liabilities at fair value	940	1,184
Reserve for guaranty losses (includes $50 and $46 as of March 31, 2007 and December 31, 2006, respectively, related to Fannie Mae MBS included in Investments in securities)	618	519
Guaranty obligations (includes $334 and $390 as of March 31, 2007 and December 31, 2006, respectively, related to Fannie Mae MBS included in Investments in securities)	11,689	11,145
Partnership liabilities	3,315	3,695
Other liabilities	7,528	10,158

Total liabilities	797,907	802,294

Minority interests in consolidated subsidiaries	126	136
Commitments and contingencies (see Note 14)	—	—
Stockholders’ Equity:
Preferred stock, 200,000,000 shares authorized—118,175,000 and 132,175,000 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	8,408	9,108
Common stock, no par value, no maximum authorization—1,129,090,420 shares issued as of March 31, 2007 and December 31, 2006; 973,150,662 shares and 972,110,681 shares outstanding as of March 31, 2007 and December 31, 2006, respectively	593	593
Additional paid-in capital	1,834	1,942
Retained earnings	38,401	37,955
Accumulated other comprehensive loss	(279)	(445)
Treasury stock, at cost, 155,939,758 shares and 156,979,739 shares as of March 31, 2007 and December 31, 2006, respectively	(7,526)	(7,647)

Total stockholders’ equity	41,431	41,506

Total liabilities and stockholders’ equity	$839,464	$843,936

See Notes to Condensed Consolidated Financial Statements.

FANNIE MAE

Condensed Consolidated Statements of Income
(Dollars and shares in millions, except per share amounts)
(Unaudited)

	For the
	Three Months
	Ended
	March 31,
	2007	2006

Interest income:
Investments in securities	$5,621	$5,422
Mortgage loans	5,385	5,082

Total interest income	11,006	10,504

Interest expense:
Short-term debt	2,216	1,650
Long-term debt	7,596	6,842

Total interest expense	9,812	8,492

Net interest income	1,194	2,012

Guaranty fee income (includes imputed interest of $279 and $231 for the three months ended March 31, 2007 and 2006, respectively)	1,098	947
Losses on certain guaranty contracts	(283)	(27)
Trust management income	164	—
Investment gains (losses), net	356	(675)
Derivatives fair value gains (losses), net	(563)	906
Debt extinguishment gains (losses), net	(7)	17
Losses from partnership investments	(165)	(194)
Fee and other income	208	291

Non-interest income	808	1,265

Administrative expenses:
Salaries and employee benefits	356	265
Professional services	246	347
Occupancy expenses	59	61
Other administrative expenses	37	35

Total administrative expenses	698	708
Minority interest in earnings of consolidated subsidiaries	1	2
Provision for credit losses	249	79
Foreclosed property expense	72	23
Other expenses	91	31

Total expenses	1,111	843

Income before federal income taxes and extraordinary gains (losses)	891	2,434
Provision (benefit) for federal income taxes	(73)	409

Income before extraordinary gains (losses)	964	2,025
Extraordinary gains (losses), net of tax effect	(3)	1

Net income	$961	$2,026

Preferred stock dividends and issuance costs at redemption	(135)	(122)

Net income available to common stockholders	$826	$1,904

Basic earnings per share:
Earnings before extraordinary gains (losses)	$0.85	$1.96
Extraordinary gains (losses), net of tax effect	—	—

Basic earnings per share	$0.85	$1.96

Diluted earnings per share:
Earnings before extraordinary gains (losses)	$0.85	$1.94
Extraordinary gains (losses), net of tax effect	—	—

Diluted earnings per share	$0.85	$1.94

Cash dividends per common share	$0.40	$0.26
Weighted-average common shares outstanding:
Basic	973	971
Diluted	974	998

See Notes to Condensed Consolidated Financial Statements.

FANNIE MAE

Condensed Consolidated Statements of Cash Flows
(Dollars in millions)
(Unaudited)

	For the
	Three Months
	Ended
	March 31,
	2007	2006

Cash flows (used in) provided by operating activities:
Net income	$961	$2,026
Amortization of debt cost basis adjustments	2,374	1,854
Derivatives fair value adjustments	1,232	(1,280)
Purchases of loans held for sale	(5,968)	(5,654)
Net change in trading securities (excluding non-cash transfers of $9,491 and $11,088 for the three months ended March 31, 2007 and March 31, 2006, respectively)	(2,025)	11,898
Other	(303)	489

Net cash (used in) provided by operating activities	(3,729)	9,333
Cash flows provided by (used in) investing activities:
Purchases of available-for-sale securities	(49,207)	(42,747)
Proceeds from maturities of available-for-sale securities	39,104	36,383
Proceeds from sales of available-for-sale securities	30,673	13,133
Purchases of loans held for investment	(14,029)	(13,816)
Proceeds from repayments of loans held for investment	14,849	18,000
Advances to lenders	(8,632)	(12,536)
Net proceeds from disposition of foreclosed properties	482	788
Net change in federal funds sold and securities purchased under agreements to resell	(2,451)	(1,750)
Other	126	(331)

Net cash provided by (used in) investing activities	10,915	(2,876)
Cash flows used in financing activities:
Proceeds from issuance of short-term debt	474,440	562,550
Payments to redeem short-term debt	(485,098)	(583,668)
Proceeds from issuance of long-term debt	58,756	46,181
Payments to redeem long-term debt	(53,756)	(28,465)
Net change in federal funds purchased and securities sold under agreements to repurchase	167	(705)
Other	(1,226)	(495)

Net cash used in financing activities	(6,717)	(4,602)
Net increase in cash and cash equivalents	469	1,855
Cash and cash equivalents at beginning of period	3,239	2,820

Cash and cash equivalents at end of period	$3,708	$4,675

Cash paid during the period for:
Interest	$9,965	$8,004
Income taxes	1,088	223

See Notes to Condensed Consolidated Financial Statements.

FANNIE MAE

Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Dollars and shares in millions, except per share amounts)
(Unaudited)

							Accumulated
					Additional		Other		Total
	Shares Outstanding		Preferred	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Preferred	Common	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Equity

Balance as of January 1, 2006	132	971	$9,108	$593	$1,913	$35,555	$(131)	$(7,736)	$39,302
Comprehensive income:
Net income	—	—	—	—	—	2,026	—	—	2,026
Other comprehensive income, net of tax effect:
Unrealized losses on available-for-sale securities (net of tax of $1,250)	—	—	—	—	—	—	(2,321)	—	(2,321)
Reclassification adjustment for gains included in net income (net of tax of $17)	—	—	—	—	—	—	(31)	—	(31)
Unrealized gains on guaranty assets and guaranty fee buy-ups (net of tax of $29)	—	—	—	—	—	—	54	—	54
Net cash flow hedging losses (net of tax of $1)	—	—	—	—	—	—	(1)	—	(1)

Total comprehensive loss									(273)
Common stock dividends ($0.26 per share)	—	—	—	—	—	(245)	—	—	(245)
Preferred stock dividends	—	—	—	—	—	(122)	—	—	(122)
Treasury stock issued for stock options and benefit plans	—	—	—	—	5	—	—	2	7

Balance as of March 31, 2006	132	971	$9,108	$593	$1,918	$37,214	$(2,430)	$(7,734)	$38,669

Balance as of December 31, 2006	132	972	$9,108	$593	$1,942	$37,955	$(445)	$(7,647)	$41,506
Cumulative effect from the adoption of FIN 48, net of tax	—	—	—	—	—	4	—	—	4

Balance as of January 1, 2007, adjusted	132	972	9,108	593	1,942	37,959	(445)	(7,647)	41,510
Comprehensive income:
Net income	—	—	—	—	—	961	—	—	961
Other comprehensive income, net of tax effect:
Unrealized gains on available-for-sale securities (net of tax of $185)	—	—	—	—	—	—	343	—	343
Reclassification adjustment for gains included in net income (net of tax of $81)	—	—	—	—	—	—	(150)	—	(150)
Unrealized losses on guaranty assets and guaranty fee buy-ups (net of tax of $15)	—	—	—	—	—	—	(27)	—	(27)
Net cash flow hedging losses (net of tax of $1)	—	—	—	—	—	—	(1)	—	(1)
Amortization of net loss and prior service cost from defined benefit plans (net of tax of $1)	—	—	—	—	—	—	1	—	1

Total comprehensive income									1,127
Common stock dividends ($0.40 per share)	—	—	—	—	—	(390)	—	—	(390)
Preferred stock dividends	—	—	—	—	—	(129)	—	—	(129)
Preferred stock redeemed	(14)	—	(700)	—	—	—	—	—	(700)
Treasury stock issued for stock options and benefit plans	—	1	—	—	(108)	—	—	121	13

Balance as of March 31, 2007	118	973	$8,408	$593	$1,834	$38,401	$(279)	$(7,526)	$41,431

See Notes to Condensed Consolidated Financial Statements.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Summary of Significant Accounting Policies

We are a stockholder-owned corporation organized and existing under the Federal National Mortgage Association Charter Act, which we refer to as the “Charter Act” or our “charter” (the Federal National Mortgage Association Charter Act, 12 U.S.C. § 1716 et seq.). We were established in 1938 as a U.S. government entity. We became a mixed-ownership corporation by legislation enacted in 1954, with our preferred stock owned by the federal government and our common stock held by private investors. We became a fully privately-owned corporation by legislation enacted in 1968. The U.S. government does not guarantee, directly or indirectly, our securities or other obligations. Our regulators include the Office of Federal Housing Enterprise Oversight (“OFHEO”), the Department of Housing and Urban Development, the U.S. Securities and Exchange Commission (“SEC”) and the Department of Treasury.

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

We operate under three business segments: Single-Family Credit Guaranty (“Single-Family”), Housing and Community Development (“HCD”) and Capital Markets. Our Single-Family segment generates revenue primarily from the guaranty fees the segment receives as compensation for assuming the credit risk on the mortgage loans underlying guaranteed single-family Fannie Mae mortgage-backed securities (“Fannie Mae MBS”). Our HCD segment generates revenue from a variety of sources, including guaranty fees the segment receives as compensation for assuming the credit risk on the mortgage loans underlying multifamily Fannie Mae MBS, transaction fees associated with the multifamily business and bond credit enhancement fees. In addition, HCD investments in housing projects eligible for the low-income housing tax credit (“LIHTC”) and other investments generate both tax credits and net operating losses that reduce our federal income tax liability. Our Capital Markets segment invests in mortgage loans, mortgage-related securities and liquid investments, and generates income primarily from the difference, or spread, between the yield on the mortgage assets we own and the cost of the debt we issue in the global capital markets to fund these assets.

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the SEC’s instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Results for the three months ended March 31, 2007 may not necessarily be indicative of the results for the year ending December 31, 2007. The unaudited interim condensed consolidated financial statements as of March 31, 2007 and the condensed

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

consolidated financial statements as of December 31, 2006 should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on August 16, 2007.

The accompanying unaudited condensed consolidated financial statements include our accounts as well as other entities in which we have a controlling financial interest. All significant intercompany balances and transactions have been eliminated.

The typical condition for a controlling financial interest is ownership of a majority of the voting interests of an entity. A controlling financial interest may also exist in entities through arrangements that do not involve voting interests. We evaluate entities deemed to be variable interest entities (“VIEs”) under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46R (revised December 2003), Consolidation of Variable Interest Entities (an interpretation of ARB No. 51) (“FIN 46R”), to determine when we must consolidate the assets, liabilities and non-controlling interests of a VIE.

Guaranty Accounting

As guarantor of our Fannie Mae MBS issuances, we recognize a non-contingent liability for the fair value of our obligation to stand ready to perform over the term of the guaranty as a component of “Guaranty obligations” in our condensed consolidated balance sheets. The fair value of this obligation represents management’s estimate of the amount that we would be required to pay a third party of similar credit standing to assume our obligation. This amount is based on market information from spot transactions, when available. In instances where such observations are not available, this amount is based on the present value of expected cash flows using management’s best estimates of certain key assumptions, which include default and severity rates and a market rate of return.

Trust Management Income

As master servicer, issuer and trustee for Fannie Mae MBS, we earn a fee that is derived from float income, which is interest earned on cash flows from the date of remittance by servicers until the date of distribution to MBS certificateholders. In 2007, we have included such compensation as “Trust management income” in our condensed consolidated statement of income consistent with our change in practice to segregate the funds. Prior to November 2006, funds received from servicers were commingled with our corporate assets. As such, our compensation for these roles could not be segregated and, therefore, was previously included as a component of “Interest income” in our condensed consolidated statements of income.

Pledged Non-Cash Collateral

As of March 31, 2007, we pledged a total of $1.8 billion, comprised of $1.2 billion of available-for-sale (“AFS”) securities, $51 million of trading securities, $397 million of loans held for investment and $201 million of cash equivalents, which the counterparties had the right to sell or repledge. As of December 31, 2006, we pledged a total of $663 million, comprised of $265 million of AFS securities, $34 million of trading securities, $149 million of loans held for investment and $215 million of cash equivalents, which the counterparty had the right to sell or repledge.

Reclassifications

Certain prior period amounts previously recorded as a component of “Fee and other income” in the condensed consolidated statements of income have been reclassified as “Guaranty fee income” to conform to the current period presentation.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

New Accounting Pronouncements

SFAS No. 155, Accounting for Certain Hybrid Financial Instruments and DIG Issue No. B40, Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets

In February 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS 133 and SFAS 140 (“SFAS 155”). This statement: (i) clarifies which interest-only strips and principal-only strips are not subject to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”); (ii) establishes a requirement to evaluate interests in securitized financial instruments that contain an embedded derivative requiring bifurcation; (iii) clarifies that concentration of credit risks in the form of subordination are not embedded derivatives; and (iv) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.

In January 2007, FASB issued Derivatives Implementation Group (“DIG”) Issue No. B40 (“DIG B40”). The objective of DIG B40 is to provide a narrow scope exception to certain provisions of SFAS 133 for securitized interests that contain only an embedded derivative that is tied to the prepayment risk of the underlying financial assets. SFAS 155 and DIG B40 are effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. We adopted SFAS 155 effective January 1, 2007 and elected fair value remeasurement for hybrid financial instruments that contain embedded derivatives that otherwise require bifurcation. We also elected to classify some investment securities that may contain embedded derivatives as trading securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), which includes buy-ups and guaranty assets arising from portfolio securitization transactions. SFAS 155 is a prospective standard and had no impact on the consolidated financial statements on the date of adoption.

SFAS No. 156, Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 156”). SFAS 156 modifies SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125) (“SFAS 140”) by requiring that mortgage servicing rights (“MSRs”) be initially recognized at fair value and by providing the option to either (i) carry MSRs at fair value with changes in fair value recognized in earnings or (ii) continue recognizing periodic amortization expense and assess the MSRs for impairment as was originally required by SFAS 140. This option is available by class of servicing asset or liability. This statement also changes the calculation of the gain from the sale of financial assets by requiring that the fair value of servicing rights be considered part of the proceeds received in exchange for the sale of the assets.

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

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

SFAS 157 is effective for consolidated financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We intend to adopt SFAS 157 effective January 1, 2008 and do not expect its adoption to have a material impact on the consolidated financial statements.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits companies to make a one-time election to report certain financial instruments at fair value with the changes in fair value included in earnings. SFAS 159 is effective for consolidated financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We intend to adopt SFAS 159 effective January 1, 2008. We are still evaluating which financial instruments we will elect to report at fair value. Accordingly, we are not able to reasonably estimate the impact of adoption on the consolidated financial statements.

FSP FIN 39-1, Amendment of FASB Interpretation No. 39

In April 2007, the FASB issued FASB Staff Position (“FSP”) No. 39-1, Amendment of FASB Interpretation No. 39 (“FSP FIN 39-1”). This FSP amends FIN No. 39, Offsetting of Amounts Related to Certain Contracts (“FIN 39”) to allow an entity to offset cash collateral receivables and payables reported at fair value against derivative instruments (as defined by SFAS 133) for contracts executed with the same counterparty under master netting arrangements. The decision to offset cash collateral under this FSP must be applied consistently to all derivatives counterparties where the entity has master netting arrangements. If an entity nets derivative positions as permitted under FIN 39, this FSP requires the entity to also offset the cash collateral receivables and payables with the same counterparty under a master netting arrangement. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007. As we have elected to net derivative positions under FIN 39, we will adopt FSP FIN 39-1 on January 1, 2008 and are evaluating the impact of its adoption on the consolidated financial statements.

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

As of March 31, 2007 and December 31, 2006, we had $9.9 billion and $10.6 billion of partnership investments, respectively. We consolidated our investments in certain LIHTC funds that were structured as limited partnerships. The funds that were consolidated, in turn, own a majority of the limited partnership interests in other LIHTC operating partnerships, which did not require consolidation under FIN 46R and are

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

therefore accounted for using the equity method. Such investments, which are generally funded through a combination of debt and equity, have a recorded investment of $3.5 billion and $3.7 billion as of March 31, 2007 and December 31, 2006, respectively. In March 2007, we sold for cash a portfolio of investments in LIHTC partnerships reflecting approximately $676 million in future LIHTC tax credits and the release of future capital obligations relating to the investments. The portfolio for which these credits were applicable consisted of investments in 12 funds.

As of March 31, 2007 and December 31, 2006, we had three and five investments, respectively, in limited partnerships relating to alternative energy sources. The purpose of these investments is to facilitate the development of alternative domestic energy sources and to achieve a satisfactory return on capital via a reduction in our federal income tax liability as a result of the use of the tax credits for which the partnerships qualify, as well as the deductibility of the partnerships’ net operating losses. We sold two of these investments for $16 million during the three months ended March 31, 2007.

3.	Mortgage Loans

The following table displays the characteristics of both held-for-investment and held-for-sale loans in our mortgage portfolio as of March 31, 2007 and December 31, 2006, and does not include loans underlying securities that are not consolidated, since in those instances the mortgage loans are not included in the condensed consolidated balance sheets.

	As of
	March 31,	December 31,
	2007	2006
	(Dollars in millions)

Single-family(1)	$321,464	$322,703
Multifamily	64,908	60,342

Total unpaid principal balance of mortgage loans(2)	386,372	383,045
Unamortized premiums, discounts and other cost basis adjustments, net	921	943
Lower of cost or market adjustments on loans held for sale	(90)	(93)
Allowance for loan losses for loans held for investment	(312)	(340)

Total mortgage loans, net	$386,891	$383,555

(1)	Includes construction to permanent loans with an unpaid principal balance of $119 million and $121 million as of March 31, 2007 and December 31, 2006, respectively.

(2)	Includes unpaid principal totaling $102.8 billion and $105.5 billion as of March 31, 2007 and December 31, 2006, respectively, related to mortgage-related securities that were consolidated under FIN 46R and mortgage-related securities created from securitization transactions that did not meet the sales criteria under SFAS 140, which effectively resulted in mortgage-related securities being accounted for as loans.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

4.	Allowance for Loan Losses and Reserve for Guaranty Losses

We maintain an allowance for loan losses for loans held in our mortgage portfolio and a reserve for guaranty losses related to loans that back Fannie Mae MBS. The following table displays changes in the allowance for loan losses and reserve for guaranty losses for the three months ended March 31, 2007 and 2006.

	For the
	Three Months
	Ended March 31,
	2007	2006
	(Dollars in millions)

Allowance for loan losses:
Beginning balance	$340	$302
Provision	17	30
Charge-offs(1)	(62)	(47)
Recoveries	17	21

Ending balance	$312	$306

Reserve for guaranty losses:
Beginning balance	$519	$422
Provision	232	49
Charge-offs(2)	(153)	(96)
Recoveries	20	3

Ending balance	$618	$378

(1)	Includes accrued interest of $25 million and $8 million for the three months ended March 31, 2007 and 2006, respectively.

(2)	Includes charge of $69 million and $77 million for the three months ended March 31, 2007 and 2006, respectively, for loans subject to Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, where the acquisition price exceeded the fair value of the acquired loan.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

5.	Investments in Securities

Our securities portfolio contains mortgage-related and non-mortgage-related securities. The following table displays our investments in securities, which are presented at fair value as of March 31, 2007 and December 31, 2006.

	As of
	March 31,	December 31,
	2007	2006
	(Dollars in millions)

Mortgage-related securities:
Fannie Mae single-class MBS	$107,629	$121,994
Non-Fannie Mae structured	100,833	97,300
Fannie Mae structured MBS	73,399	74,684
Non-Fannie Mae single-class	26,956	27,590
Mortgage revenue bonds	16,879	17,221
Other	3,637	3,750

Total	329,333	342,539

Non-mortgage-related securities:
Asset-backed securities	21,218	18,914
Corporate debt securities	18,517	17,594
Commercial paper	7,261	10,010
Other	4,859	1,055

Total	51,855	47,573

Total investments in securities	$381,188	$390,112

Trading Securities

Trading securities are recorded at fair value with subsequent changes in fair value recorded as “Investment gains (losses), net” in the condensed consolidated statements of income. The following table displays our investments in trading securities and the amount of net losses recognized from holding these securities as of March 31, 2007 and December 31, 2006.

	As of
	March 31,	December 31,
	2007	2006
	(Dollars in millions)

Non-Fannie Mae structured mortgage-related securities	$11,910	$—
Fannie Mae single-class MBS	9,936	11,070
Fannie Mae structured MBS	872	—
Non-Fannie Mae single-class mortgage-related securities	433	444

Total	$23,151	$11,514

Losses on trading securities held in our portfolio, net	$229	$274

In connection with our adoption of SFAS 155 on January 1, 2007, we elected to classify some investment securities that may contain embedded derivatives as trading securities under SFAS 115 resulting in a significant increase in our trading portfolio as of March 31, 2007 as displayed in the table above.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

We record gains and losses from both the sale of trading securities and from changes in fair value from holding trading securities in our investment portfolio in “Investment gains (losses), net” in the condensed consolidated statements of income. The following table displays the realized gains and losses from the sale of trading securities as well as the net change in gains and losses from holding trading securities for the three months ended March 31, 2007 and 2006.

	For the
	Three Months
	Ended
	March 31,
	2007	2006
	(Dollars in millions)

Realized gains from the sale of trading securities	$16	$3
Net change in gains (losses) from holding trading securities	45	(216)

6.	Financial Guaranties

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

We record a guaranty obligation for (i) guaranties on lender swap transactions issued or modified pursuant to FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FIN No. 34) (“FIN 45”), (ii) guaranties on portfolio securitization transactions, (iii) credit enhancements on mortgage revenue bonds, and (iv) our obligation to absorb losses under long-term standby commitments. Our guaranty obligation represents our estimated obligation to stand ready to perform on these guaranties.

The maximum exposure of guaranties recorded in the condensed consolidated balance sheets is primarily comprised of the unpaid principal balance of the underlying mortgage loans, which totaled $1.8 trillion and $1.7 trillion as of March 31, 2007 and December 31, 2006, respectively. In addition, we had exposure of $241.6 billion and $254.6 billion for other guaranties not recorded in the condensed consolidated balance sheets as of March 31, 2007 and December 31, 2006, respectively. The maximum number of interest payments we would make with respect to each delinquent mortgage loan pursuant to these guaranties is typically 24 because generally we are contractually required to purchase loans from trusts when the loan is 24 months past due. Further, we expect that the amount of interest payments would be less to the extent that loans are either purchased earlier than the mandatory purchase date or are foreclosed upon prior to 24 months of delinquency.

The maximum exposure from our guaranties is not representative of the actual loss we are likely to incur, based on our historical loss experience. In the event we were required to make payments under our guaranties, we would pursue recovery of these payments by exercising our rights to the collateral backing the underlying loans or through available credit enhancements, which includes all recourse with third parties and mortgage insurance. The maximum amount we could recover through available credit enhancements and recourse with third parties on guaranties recorded in the condensed consolidated balance sheets was $101.5 billion and $99.4 billion as of March 31, 2007 and December 31, 2006, respectively. The maximum amount we could recover through available credit enhancements and recourse with all third parties on other guaranties not

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

recorded in the condensed consolidated balance sheets was $27.3 billion and $28.8 billion as of March 31, 2007 and December 31, 2006, respectively.

The following table displays changes in our “Guaranty obligations” for the three months ended March 31, 2007 and 2006.

	For the
	Three Months
	Ended
	March 31,
	2007	2006
	(Dollars in millions)

Balance as of beginning of period	$11,145	$10,016
Additions to guaranty obligations(1)	1,388	1,087
Amortization of guaranty obligations into guaranty fee income	(759)	(636)
Impact of consolidation activity(2)	(85)	(71)

Balance as of end of period	$11,689	$10,396

(1)	Represents the fair value of the contractual obligation and deferred profit at issuance of new guaranties.

(2)	Upon consolidation of MBS trusts, we derecognize our guaranty obligation to the respective trust.

Deferred profit is a component of “Guaranty obligations” in the condensed consolidated balance sheets and is included in the table above. We record deferred profit on guaranties issued or modified on or after the adoption date of FIN 45 if the consideration we expect to receive for our guaranty exceeds the estimated fair value of the guaranty obligation. Deferred profit had a carrying amount of $4.5 billion and $4.6 billion as of March 31, 2007 and December 31, 2006, respectively. For the three months ended March 31, 2007 and 2006, we recognized deferred profit amortization of $260 million and $270 million, respectively.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

7.	Short-term Borrowings and Long-term Debt

Short-term Borrowings

Our short-term borrowings (borrowings with an original contractual maturity of one year or less) consist of both “Federal funds purchased and securities sold under agreements to repurchase” and “Short-term debt” in the condensed consolidated balance sheets. The following table displays our short-term borrowings as of March 31, 2007 and December 31, 2006.

	As of
	March 31, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Outstanding	Rate(1)	Outstanding	Rate(1)
	(Dollars in millions)

Federal funds purchased and securities sold under agreements to repurchase	$1,200	5.43%	$700	5.36%

Fixed short-term debt:
Discount notes	$153,854	5.15%	$158,785	5.16%
Foreign exchange discount notes	627	1.59	194	4.09
Other short-term debt	2,868	5.14	5,707	5.24

Total fixed short-term debt	157,349	5.14	164,686	5.16
Debt from consolidations	1,061	5.27	1,124	5.32

Total short-term debt	$158,410	5.14%	$165,810	5.16%

(1)	Includes discounts, premiums and other cost basis adjustments.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Long-term Debt

Long-term debt represents borrowings with an original contractual maturity of greater than one year. The following table displays our long-term debt as of March 31, 2007 and December 31, 2006.

	As of
	March 31, 2007			December 31, 2006
			Weighted			Weighted
			Average			Average
			Interest			Interest
	Maturities	Outstanding	Rate(1)	Maturities	Outstanding	Rate(1)
	(Dollars in millions)

Senior fixed:
Benchmark notes and bonds	2007-2030	$265,938	5.03%	2007-2030	$277,453	4.98%
Medium-term notes	2007-2017	250,092	4.92	2007-2016	239,033	4.75
Foreign exchange notes and bonds	2007-2028	4,319	3.93	2007-2028	4,340	3.88
Other long-term debt	2007-2038	56,756	6.06	2007-2038	55,273	6.05

Total senior fixed		577,105	5.08		576,099	4.98
Senior floating medium-term notes	2007-2017	11,852	5.92	2007-2016	5,522	5.06
Subordinated fixed:
Medium-term notes	2008-2011	3,500	5.62	2007-2011	5,500	5.38
Other subordinated debt	2012-2019	7,394	6.32	2012-2019	7,352	6.30

Total subordinated fixed		10,894	6.10		12,852	5.91
Debt from consolidations	2007-2039	6,683	5.98	2007-2039	6,763	5.98

Total long-term debt(2)		$606,534	5.12%		$601,236	5.01%

(1)	Includes discounts, premiums and other cost basis adjustments.

(2)	Reported amounts include a net premium and other cost basis adjustments of $12.0 billion and $11.9 billion as of March 31, 2007 and December 31, 2006, respectively.

8.	Derivative Instruments

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

Although derivative instruments are critical to our interest rate risk management strategy, we did not apply hedge accounting to instruments entered into during any period presented. As such, all fair value changes and gains and losses on these derivatives, including accrued interest, were recognized as “Derivatives fair value gains (losses), net” in the condensed consolidated statements of income.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays the outstanding notional balances and fair value of our derivative instruments as of March 31, 2007 and December 31, 2006.

	As of
	March 31, 2007		December 31, 2006
		Fair		Fair
	Notional	Value(1)	Notional	Value(1)
	(Dollars in millions)

Risk management derivatives:
Swaps:
Pay-fixed	$246,862	$(2,019)	$268,068	$(1,447)
Receive-fixed	231,714	33	247,084	(615)
Basis	7,400	(35)	950	(2)
Foreign currency	4,959	401	4,551	371
Swaptions:
Receive-fixed	112,078	3,419	114,921	3,721
Pay-fixed	91,997	919	95,350	1,102
Interest rate caps	9,500	72	14,000	124
Other(2)	494	63	469	65

	705,004	2,853	745,393	3,319
Accrued interest receivable (payable)	—	(339)	—	406

Total risk management derivatives	$705,004	$2,514	$745,393	$3,725

Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	$2,176	$(3)	$1,741	$(6)
Forward contracts to purchase mortgage-related securities	18,524	(11)	16,556	(25)
Forward contracts to sell mortgage-related securities	20,888	19	21,631	53

Total mortgage commitment derivatives	$41,588	$5	$39,928	$22

(1)	Represents the net of “Derivative assets at fair value” and “Derivative liabilities at fair value.”

(2)	Includes MBS options, swap credit enhancements and mortgage insurance contracts that are accounted for as derivatives and certain forward starting debt. The mortgage insurance contracts have payment provisions that are not based on a notional amount.

9.	Income Taxes

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109) (“FIN 48”). FIN 48 supplements SFAS No. 109, Accounting for Income Taxes, by defining a threshold for recognizing tax benefits in the consolidated financial statements. FIN 48 provides a two-step approach to recognizing and measuring tax benefits when a benefit’s realization is uncertain. First, income tax benefits should be recognized when, based on the technical merits of a tax position, we believe that it is more likely than not (a probability of greater than 50%) that the tax position would be sustained as filed. Second, the benefit recognized for a tax position that meets the more-likely-than-not criterion is measured based on the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the taxing authority, taking into consideration the amounts and probabilities of the outcomes upon settlement.

In May 2007, the FASB issued FSP FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”) to provide guidance on determining whether or not a tax position has been effectively settled for

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

the purpose of recognizing previously unrecognized tax benefits. FIN 48 and FSP FIN 48-1 are effective for consolidated financial statements beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 upon adoption is reported as an adjustment to beginning retained earnings.

On January 1, 2007, we adopted FIN 48 and FSP FIN 48-1 and recorded an increase to stockholders’ equity of $4 million to record the cumulative effect adjustment related to uncertain tax positions. Upon adoption, we had unrecognized tax benefits of $163 million, of which $8 million, if resolved favorably, would reduce our effective tax rate in future periods. The remaining $155 million represents temporary differences. Also, as of the adoption date, we had accrued interest payable related to unrecognized tax benefits of $21 million and did not recognize any tax penalty payable as part of the cumulative effect adjustment. It is reasonably possible that changes in our gross balance of unrecognized tax benefits may occur within the next 12 months, including possible changes arising from an Internal Revenue Service (“IRS”) review of our tax treatment of certain securities. As of November 8, 2007, any potential change in such unrecognized tax benefits related to pending tax matters cannot be estimated.

Effective with our adoption of FIN 48, we elected to recognize potential accrued interest and penalties related to unrecognized tax benefits as “Other expenses” in our condensed consolidated statement of income. Previously, such amounts were recorded as a component of “Provision (benefit) for federal income taxes” in our condensed consolidated statements of income.

Our effective tax rate is the provision for federal income taxes, excluding the tax effect of extraordinary items, expressed as a percentage of income before federal income taxes. For the three months ended March 31, 2007, our effective tax rate reflected a benefit for federal income taxes of 8% based on our 2007 projection of federal income taxes before tax credits being lower than the amount of our estimated 2007 federal income tax credits. For the three months ended March 31, 2006, we had an effective tax rate of 17%. For each period presented, our effective tax rate is different from the federal statutory rate of 35% primarily due to the benefits of our holdings of our investments in housing projects eligible for the low-income housing tax credit and other equity investments that provide tax credits as well as our holdings of tax-exempt investments.

We are subject to federal income tax, but we are exempt from state and local income taxes. The IRS is currently examining our 2005 and 2006 federal income tax returns. The IRS Appeals Division is currently considering issues related to tax years 1999-2004. We and the IRS have resolved all issues raised by the IRS for the years prior to 1999.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

10.	Earnings Per Share

The following table displays the computation of basic and diluted earnings per share of common stock for the three months ended March 31, 2007 and 2006.

	For the
	Three Months
	Ended
	March 31,
	2007	2006
	(Dollars and shares in millions, except per share amounts)

Income before extraordinary gains (losses)	$964	$2,025
Extraordinary gains (losses), net of tax effect	(3)	1

Net income	961	2,026
Preferred stock dividends and issuance costs at redemption	(135)	(122)

Net income available to common stockholders—basic	826	1,904
Convertible preferred stock dividends(1)	—	34

Net income available to common stockholders—diluted	$826	$1,938

Weighted-average common shares outstanding—basic	973	971
Dilutive potential common shares:
Stock-based awards(2)	1	—
Convertible preferred stock(3)	—	27

Weighted-average common shares outstanding—diluted	974	998

Basic earnings per share:
Earnings before extraordinary gains (losses)(4)	$0.85	$1.96
Extraordinary gains (losses), net of tax effect	—	—

Basic earnings per share	$0.85	$1.96

Diluted earnings per share:
Earnings before extraordinary gains (losses)(4)	$0.85	$1.94
Extraordinary gains (losses), net of tax effect	—	—

Diluted earnings per share	$0.85	$1.94

(1)	In the computation of diluted EPS, convertible preferred stock dividends are added back to net income available to common stockholders when the assumed conversion of the preferred shares is dilutive and is assumed to be converted from the beginning of the period. For the three months ended March 31, 2007, the assumed conversion of the preferred shares had an anti-dilutive effect.

(2)	Represents incremental shares from in-the-money nonqualified stock options and other performance awards. Weighted-average options to purchase approximately 19 million and 20 million shares of common stock for the three months ended March 31, 2007 and 2006, respectively, were outstanding in each period, but were excluded from the computation of diluted EPS since they would have been anti-dilutive.

(3)	Represents incremental shares from the assumed conversion of outstanding convertible preferred stock when the assumed conversion of the preferred shares is dilutive and is assumed to be converted from the beginning of the period.

(4)	Amount is net of preferred stock dividends and issuance costs at redemption.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

11.	Employee Retirement Benefits

The following table displays components of our net periodic benefit cost for our qualified and nonqualified pension plans and postretirement health care plan for the three months ended March 31, 2007 and 2006. The net periodic benefit cost for each period is calculated based on assumptions at the end of the prior year.

	For the Three Months Ended March 31,
	2007			2006
	Pension Plans		Other Post-	Pension Plans		Other Post-
		Non-	Retirement		Non-	Retirement
	Qualified	Qualified	Plan	Qualified	Qualified	Plan
	(Dollars in millions)

Service cost	$14	$3	$3	$14	$2	$3
Interest cost	12	3	3	11	2	3
Expected return on plan assets	(14)	—	—	(11)	—	—
Amortization of net loss	1	—	—	2	1	—
Amortization of prior service cost	—	1	—	—	1	—
Amortization of initial transition asset	—	—	1	—	—	—

Net periodic benefit cost	$13	$7	$7	$16	$6	$6

As of March 31, 2007, contributions of $1 million have been made to the nonqualified pension plans and $1 million to our postretirement benefit plan. We anticipate contributing an additional $4 million to fund our nonqualified pension plans in 2007 for a total of $5 million. Also, we anticipate contributing an additional $3 million to fund our postretirement benefit plan in 2007 for a total of $4 million.

12.	Segment Reporting

We manage our business using three operating segments: Single-Family; HCD; and Capital Markets. The following table displays our segment results for the three months ended March 31, 2007 and 2006.

Our segment financial results include directly attributable revenues and expenses. Additionally, we allocate to each of our segments: (i) capital using OFHEO minimum capital requirements adjusted for over- or under-capitalization; (ii) indirect administrative costs; and (iii) a provision for federal income taxes. In addition, we allocate intercompany guaranty fee income as a charge to Capital Markets from the Single-Family and HCD segments for managing the credit risk on mortgage loans held by the Capital Markets segment.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	For the Three Months Ended March 31, 2007
			Capital
	Single-Family	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$79	$(94)	$1,209	$1,194
Guaranty fee income (expense)(2)	1,287	101	(290)	1,098
Losses on certain guaranty contracts	(280)	(3)	—	(283)
Trust management income	154	10	—	164
Investment gains, net	8	—	348	356
Derivatives fair value losses, net	—	—	(563)	(563)
Debt extinguishment losses, net	—	—	(7)	(7)
Losses from partnership investments	—	(165)	—	(165)
Fee and other income	84	84	40	208
Administrative expenses	(382)	(143)	(173)	(698)
(Provision) benefit for credit losses	(253)	4	—	(249)
Other expenses	(154)	(6)	(4)	(164)

Income (loss) before federal income taxes and extraordinary losses	543	(212)	560	891
Provision (benefit) for federal income taxes	188	(375)	114	(73)

Income before extraordinary losses	355	163	446	964
Extraordinary losses, net of tax effect	—	—	(3)	(3)

Net income	$355	$163	$443	$961

(1)	Includes cost of capital charge.

(2)	Includes intercompany guaranty fee income (expense) allocated to Single-Family and HCD from Capital Markets for absorbing the credit risk on mortgage loans held in our portfolio.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	For the Three Months Ended March 31, 2006
			Capital
	Single-Family	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$245	$(75)	$1,842	$2,012
Guaranty fee income (expense)(2)(3)	1,079	136	(268)	947
Losses on certain guaranty contracts	(26)	(1)	—	(27)
Investment gains (losses), net	22	—	(697)	(675)
Derivatives fair value gains, net	—	—	906	906
Debt extinguishment gains, net	—	—	17	17
Losses from partnership investments	—	(194)	—	(194)
Fee and other income(3)	63	53	175	291
Administrative expenses	(339)	(129)	(240)	(708)
(Provision) benefit for credit losses	(84)	5	—	(79)
Other income (expense)	(78)	23	(1)	(56)

Income (loss) before federal income taxes and extraordinary gains	882	(182)	1,734	2,434
Provision (benefit) for federal income taxes	307	(328)	430	409

Income before extraordinary gains	575	146	1,304	2,025
Extraordinary gains, net of tax effect	—	—	1	1

Net income	$575	$146	$1,305	$2,026

(1)	Includes cost of capital charge.

(2)	Includes intercompany guaranty fee income (expense) allocated to Single-Family and HCD from Capital Markets for absorbing the credit risk on mortgage loans held in our portfolio.

(3)	Certain prior period amounts that previously were included as a component of “Fee and other income” have been reclassified to “Guaranty fee income” to conform to the current period presentation.

13.	Preferred Stock

As of March 31, 2007 and December 31, 2006, we had preferred stock outstanding of $8.4 billion and $9.1 billion, respectively. On February 28, 2007, we redeemed all 14,000,000 shares of our Variable Rate Non-Cumulative Preferred Stock, Series J, with an aggregate stated value of $700 million. For the three months ended March 31, 2007, we recorded $6 million of issuance costs as a reduction of net income attributable to common stockholders as “Preferred stock dividends and issuance costs at redemption” in our condensed consolidated statement of income.

14.	Commitments and Contingencies

We are party to various types of legal proceedings that are subject to many uncertain factors that are not recorded in the condensed consolidated financial statements. Each of these is described below.

Legal Contingencies

Litigation, claims and proceedings of all types are subject to many uncertain factors that generally cannot be predicted with assurance. The following describes the material legal proceedings, examinations and other matters that: (1) were pending as of March 31, 2007; (2) were terminated during the period from January 1, 2007 through November 8, 2007; or (3) are pending as of the filing of this report. An unfavorable outcome in

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

certain of these legal proceedings could have a material adverse effect on our business, financial condition, results of operations and cash flows. In view of the inherent difficulty of predicting the outcome of these proceedings, we cannot state with confidence what the eventual outcome of the pending matters will be. Because we concluded that a loss with respect to any pending matter discussed below was not both probable and estimable as of November 8, 2007, we have not recorded a reserve for any of those matters. We intend to vigorously defend our interests in these lawsuits.

In addition to the matters specifically described herein, we are also involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that do not have a material impact on our business.

Pursuant to the provisions of our bylaws and indemnification agreements, directors and officers have a right to have their reasonable legal fees and expenses indemnified to the fullest extent permitted by applicable law if such fees and expenses are incurred in connection with certain proceedings due to such person’s serving or having served as a director or officer of Fannie Mae. Until an entitlement to indemnification is determined, we are under an obligation to advance those fees and expenses. During 2007, we advanced those fees and expenses of certain current and former officers and directors for various proceedings. None of these amounts were material.

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

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

On April 16, 2007, KPMG filed cross-claims against us in this action for breach of contract, fraudulent misrepresentation, fraudulent inducement, negligent misrepresentation, and contribution. KPMG is seeking unspecified compensatory, consequential, restitutionary, rescissory, and punitive damages, including purported damages related to injury to KPMG’s reputation, legal costs, exposure to legal liability, costs and expenses of responding to investigations related to our accounting, and lost fees. KPMG is also seeking attorneys’ fees, costs, and expenses. We filed a motion to dismiss certain of KPMG’s cross-claims. That motion was denied on June 27, 2007. Our separately filed accounting malpractice lawsuit against KPMG LLP was consolidated for pretrial purposes into this action on June 13, 2007. Also on June 13, 2007, KPMG’s motion to dismiss our accounting malpractice complaint was denied.

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

The second individual securities case was filed on January 25, 2006 by 25 affiliates of Franklin Templeton Investments against us, KPMG LLP, and the following current and former officers and directors: Franklin D. Raines, J. Timothy Howard, Leanne Spencer, Thomas P. Gerrity, Anne M. Mulcahy, Frederick V. Malek, Taylor Segue, III, William Harvey, Joe K. Pickett, Victor Ashe, Stephen B. Ashley, Molly Bordonaro, Kenneth M. Duberstein, Jamie Gorelick, Manuel Justiz, Ann McLaughlin Korologos, Donald B. Marron, Daniel H. Mudd, H. Patrick Swygert and Leslie Rahl. On April 27, 2007, KPMG also filed cross-claims against us in this action that are essentially identical to those it alleges in the consolidated shareholder class action case.

The individual securities actions assert various federal and state securities law and common law claims against us and certain of our current and former officers and directors based upon essentially the same alleged conduct as that at issue in the consolidated shareholder class action, and also assert insider trading claims against certain former officers. Both cases seek unspecified compensatory and punitive damages, attorneys’ fees, and other fees and costs. In addition, the Evergreen plaintiffs seek an award of treble damages under state law.

On May 12, 2006, the individual securities plaintiffs voluntarily dismissed defendants Victor Ashe and Molly Bordonaro from both cases. On June 29, 2006 and then again on August 14 and 15, 2006, the individual securities plaintiffs filed first amended complaints and then second amended complaints adding additional allegations regarding improper accounting practices. The second amended complaints each added Radian Guaranty Inc. as a defendant. The court has consolidated these individual securities actions into the consolidated shareholder class action for pretrial purposes and possibly through final judgment.

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

In re Fannie Mae Shareholder Derivative Litigation

Beginning on September 28, 2004, ten plaintiffs filed twelve shareholder derivative actions (i.e., lawsuits filed by shareholder plaintiffs on our behalf) in three different federal district courts and the Superior Court of the

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

District of Columbia against certain of our current and former officers and directors and against us as a nominal defendant. Plaintiffs contend that the defendants purposefully misapplied GAAP, maintained poor internal controls, issued a false and misleading proxy statement, and falsified documents to cause our financial performance to appear smooth and stable, and that Fannie Mae was harmed as a result. The claims are for breaches of the duty of care, breach of fiduciary duty, waste, insider trading, fraud, gross mismanagement, violations of the Sarbanes-Oxley Act of 2002, and unjust enrichment. Plaintiffs seek unspecified compensatory damages, punitive damages, attorneys’ fees, and other fees and costs, as well as injunctive relief directing us to adopt certain proposed corporate governance policies and internal controls.

All of these shareholder derivative actions have been consolidated into the U.S. District Court for the District of Columbia and the court entered an order naming Pirelli Armstrong Tire Corporation Retiree Medical Benefits Trust and Wayne County Employees’ Retirement System as co-lead plaintiffs. A consolidated complaint was filed on September 26, 2005. The consolidated complaint named the following current and former officers and directors as defendants: Franklin D. Raines, J. Timothy Howard, Thomas P. Gerrity, Frederick V. Malek, Joe K. Pickett, Anne M. Mulcahy, Daniel H. Mudd, Kenneth M. Duberstein, Stephen B. Ashley, Ann McLaughlin Korologos, Donald B. Marron, Leslie Rahl, H. Patrick Swygert, and John K. Wulff.

The plaintiffs filed an amended complaint on September 1, 2006. Among other things, the amended complaint added the Goldman Sachs Group, Inc., Goldman, Sachs & Co., Inc., Lehman Brothers, Inc., and Radian Insurance Inc. as defendants, added allegations concerning the nature of certain transactions between these entities and Fannie Mae, and added additional allegations from OFHEO’s May 2006 report on its special examination and the Paul Weiss report. The plaintiffs have since voluntarily dismissed those newly added defendants. We filed motions to dismiss the first amended complaint and on May 31, 2007, the court issued a Memorandum Opinion and Order dismissing plaintiffs’ derivative lawsuit for failing to make a demand on the Board of Directors or to plead specific facts demonstrating that such a demand was excused based upon futility. On June 27, 2007, plaintiffs filed a Notice of Appeal and their appeal is currently pending with the U.S. Court of Appeals for the District of Columbia.

On September 20, 2007, one of the original derivative plaintiffs, James Kellmer, filed a motion for clarification or, in the alternative, for relief of judgment from the Court’s May 31, 2007 Order dismissing the consolidated case. Mr. Kellmer had originally filed a shareholder derivative action on January 10, 2005, which was later consolidated into the main derivative case. His motion seeks clarification that the Court’s May 31, 2007 dismissal order does not apply to his January 10, 2005 action, and that his case can now proceed. This motion has been fully briefed and is pending.

On June 29, 2007, Mr. Kellmer also filed a new derivative action in the U.S. District Court for the District of Columbia. Mr. Kellmer’s new complaint alleges that he made a demand on the Board of Directors on September 24, 2004, and that this new action should now be allowed to proceed. In addition to naming all of the defendants who were named in the amended consolidated complaint, Mr. Kellmer names the following new defendants: James Johnson, Lawrence Small, Jamie Gorelick, Robert Levin, Victor Ashe, Molly Bordonaro, William Harvey, Taylor Segue, III, Manuel Justiz, Vincent Mai, Roger Birk, Stephen Friedman, Garry Mauro, Maynard Jackson, Esteban Torres, KPMG LLP and the Goldman Sachs Group, Inc. On November 5, 2007, Mr. Kellmer voluntarily dismissed Messrs. Ashley and Marron and Ms. Korologos from this action, as well as from his original 2005 complaint.

The factual allegations in Mr. Kellmer’s new complaint are largely duplicative of those in the amended consolidated complaint and the complaint’s claims are based on theories of breach of fiduciary duty, indemnification, negligence, violations of the Sarbanes-Oxley Act of 2002 and unjust enrichment. The complaint seeks unspecified money damages, including legal fees and expenses, disgorgement and punitive damages, as well as injunctive relief.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

In addition, another derivative action based on Mr. Kellmer’s alleged September 24, 2004 demand was filed on July 6, 2007 by Arthur Middleton in the United States District Court for the District of Columbia. This complaint names the following current and former officers and directors as defendants: Franklin D. Raines, J. Timothy Howard, Daniel H. Mudd, Kenneth M. Duberstein, Stephen B. Ashley, Thomas P. Gerrity, Ann Korologos, Frederic V. Malek, Donald B. Marron, Joe K. Pickett, Leslie Rahl, H. Patrick Swygert, Anne M. Mulcahy, John K. Wulff, the Goldman Sachs Group, Inc., and Goldman, Sachs & Co. The allegations in this new complaint are essentially identical to the allegations in the amended consolidated complaint referenced above, and this plaintiff seeks identical relief.

On July 27, 2007, Mr. Kellmer filed a motion to consolidate the two new derivative cases and to be appointed lead counsel. On August 10, 2007, we filed our opposition to that motion. This motion has been held in abeyance pending the outcome of our motions to dismiss the newly filed derivative actions. We filed a motion to dismiss Mr. Middleton’s complaint for lack of standing on October 3, 2007, and a motion to dismiss Mr. Kellmer’s new complaint for lack of subject matter jurisdiction on October 12, 2007. Mr. Kellmer filed his opposition on November 5, 2007.

In re Fannie Mae ERISA Litigation (formerly David Gwyer v. Fannie Mae)

Three cases, based on the Employee Retirement Income Security Act of 1974 (“ERISA”), have been filed against us, our Board of Directors’ Compensation Committee, and against the following former and current officers and directors: Franklin D. Raines, J. Timothy Howard, Daniel H. Mudd, Vincent A. Mai, Stephen Friedman, Anne M. Mulcahy, Ann McLaughlin Korologos, Joe K. Pickett, Donald B. Marron, Kathy Gallo and Leanne Spencer.

On October 15, 2004, David Gwyer filed a class action complaint in the U.S. District Court for the District of Columbia. Two additional class action complaints were filed by other plaintiffs on May 6, 2005 and May 10, 2005. These cases were consolidated on May 24, 2005 in the U.S. District Court for the District of Columbia. A consolidated complaint was filed on June 15, 2005. The plaintiffs in the consolidated ERISA-based lawsuit purport to represent a class of participants in our Employee Stock Ownership Plan between January 1, 2001 and the present. Their claims are based on alleged breaches of fiduciary duty relating to accounting matters discussed in our SEC filings and in OFHEO’s interim report. Plaintiffs seek unspecified damages, attorneys’ fees, and other fees and costs, and other injunctive and equitable relief. We and the other defendants filed motions to dismiss the consolidated complaint. These motions were denied on May 8, 2007. We filed our answer to the consolidated complaint on July 9, 2007. On July 23, 2007, the Compensation Committee of our Board of Directors filed a second motion to dismiss.

Department of Labor ESOP Investigation

In November 2003, the Department of Labor commenced a review of our Employee Stock Ownership Plan (“ESOP”) and Retirement Savings Plan. The Department of Labor concluded its investigation of our Retirement Savings Plan, but continued to review the ESOP.

On September 12, 2007, the Department of Labor notified us that it had concluded its investigation of our ESOP. The Department of Labor indicated that the matters raised in the course of the investigation had been addressed and corrected, and that it would take no further action with regard to these matters.

Other Legal Proceedings

Former CEO Arbitration

On September 19, 2005, Franklin D. Raines, our former Chairman and Chief Executive Officer, initiated arbitration proceedings against Fannie Mae before the American Arbitration Association. On April 10, 2006,

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

Casa Orlando Apartments, Ltd., et al. v. Federal National Mortgage Association (formerly known as Medlock Southwest Management Corp., et al. v. Federal National Mortgage Association)

A complaint was filed against us in the U.S. District Court for the Eastern District of Texas (Texarkana Division) on June 2, 2004, in which plaintiffs purport to represent a class of multifamily borrowers whose mortgages are insured under Sections 221(d)(3), 236 and other sections of the National Housing Act and are held or serviced by us. The complaint identified as a class low- and moderate-income apartment building developers who maintained uninvested escrow accounts with us or our servicer. Plaintiffs Casa Orlando Apartments, Ltd., Jasper Housing Development Company, and the Porkolab Family Trust No. 1 allege that we violated fiduciary obligations that they contend we owed to borrowers with respect to certain escrow accounts and that we were unjustly enriched. In particular, plaintiffs contend that, starting in 1969, we misused these escrow funds and are therefore liable for any economic benefit we received from the use of these funds. Plaintiffs seek a return of any profits, with accrued interest, earned by us related to the escrow accounts at issue, as well as attorneys’ fees and costs.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Our motions to dismiss and motion for summary judgment were denied on March 10, 2005. We filed a partial motion for reconsideration of our motion for summary judgment, which was denied on February 24, 2006.

Plaintiffs filed an amended complaint on December 16, 2005 and a motion for class certification on January 3, 2006, which was fully briefed and remains pending.

Investigation by the New York Attorney General

On November 6, 2007, the New York Attorney General’s Office issued a letter to us discussing that Office’s investigation into appraisal practices in the mortgage industry. The letter also discussed a complaint filed by the Attorney General of New York against First American Corporation and its subsidiary eAppraiseIT related to inappropriate appraisal practices engaged in by First American and eAppraiseIT with respect to loans appraised for Washington Mutual, Inc. We are cooperating with the Attorney General, and have agreed to appoint an independent examiner to review these matters. The Attorney General’s Office has issued a subpoena to us regarding appraisals and valuations as they may relate to our mortgage purchases and securitizations.

15.	Subsequent Events

Preferred Stock

On April 2, 2007, we redeemed all 8,000,000 shares of our Variable Rate Non-Cumulative Preferred Stock, Series K, with an aggregate stated value of $400 million.

On September 28, 2007, we received gross proceeds of $1.0 billion from the issuance of 40,000,000 shares of Variable Rate Non-Cumulative Preferred Stock Series P with a stated value of $25 per share. The dividend rate will reset quarterly on each March 31, June 30, September 30 and December 31, beginning December 31, 2007, at a per annum rate equal to the greater of (i) 3-Month LIBOR plus 0.75% and (ii) 4.50%. The Series P Preferred Stock may be redeemed, at our option, on or after September 30, 2012.

On October 4, 2007, we received gross proceeds of $375 million from the issuance of 15,000,000 shares of Non-Cumulative Preferred Stock Series Q with a stated value of $25 per share at a dividend rate of 6.75% per annum. The Series Q Preferred Stock may be redeemed, at our option, on or after September 30, 2010.

On October 16, 2007, our Board of Directors approved a revision to our Bylaws to increase the number of authorized shares of preferred stock from 200,000,000 to 700,000,000.

Increase in Common Stock Dividend

On May 1, 2007, the Board of Directors increased the common stock dividend to $0.50 per share. The Board determined that this increased dividend would be effective beginning in the second quarter of 2007, and therefore declared a special common stock dividend of $0.10 per share, payable on May 25, 2007, to stockholders of record on May 18, 2007. This special dividend of $0.10 per share, combined with our previously declared dividend of $0.40 per share paid on May 25, 2007, resulted in a total common stock dividend of $0.50 per share for the second quarter of 2007.

Sale of LIHTC Partnerships

In July 2007, we sold a portfolio of LIHTC partnerships reflecting approximately $254 million in future LIHTC tax credits and the release of future capital obligations relating to the investments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosure about market risk is set forth in “Part I—Item 2—MD&A—Risk Management—Interest Rate Risk Management and Other Market Risks.”

Item 4.	Controls and Procedures

OVERVIEW

This section discusses management’s evaluation of our disclosure controls and procedures as of March 31, 2007, June 30, 2007 and September 30, 2007. This section also describes our efforts from January 1, 2007 through the date of this filing to remediate the material weaknesses in internal control over financial reporting as of December 31, 2006 that were identified by our management and are described in our Annual Report on Form 10-K for the year ended December 31, 2006. It begins with an overview of the remediation status—as of March 31, 2007, June 30, 2007, September 30, 2007, and through the date of this filing—of each of the material weaknesses reported as of December 31, 2006. This overview is followed by a discussion of management’s evaluation of disclosure controls and procedures and management’s discussion of changes in our internal control over financial reporting.

As shown in the following table, six of the eight material weaknesses reported as of December 31, 2006 were remediated as of the date of this filing. We describe the actions that we took during 2007 to remediate these six material weaknesses under the heading “Remediation Activities and Changes in Internal Control Over Financial Reporting—Description of Remediation Actions” below. This section then describes the remediation actions underway relating to the two remaining material weaknesses.

Material Weakness Reported		Status as of	Status as of	Status as of	Status as of
as of December 31, 2006		March 31, 2007	June 30, 2007	September 30, 2007	Filing Date

1.	Application of GAAP	Remediation in process	Remediation in process	Remediation in process	Remediated
2.	Financial Statement Preparation and Reporting	Remediation in process	Remediation in process	Remediation in process	Remediation in process
3.	Disclosure Controls	Remediation in process	Remediation in process	Remediation in process	Remediation in process
4.	Journal Entry Controls	Remediation in process	Remediated	*	*
5.	Reconciliation Controls	Remediation in process	Remediation in process	Remediated	*
6.	Access Control	Remediation in process	Remediation in process	Remediated	*
7.	Pricing and Independent Price Verification Processes— Pricing Controls	Remediation in process	Remediation in process	Remediated	*
8.	Multifamily Lender Loan Loss Sharing Modifications	Remediation in process	Remediation in process	Remediated	*

*	Since remediation, this control has continued to be effective.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2007, June 30, 2007 and September 30, 2007. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures.

As described in our 2006 Form 10-K, as of December 31, 2006, management identified eight material weaknesses in our internal control over financial reporting, which management considers an integral component of our disclosure controls and procedures. As a result of these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2007, June 30, 2007, September 30, 2007 or the date of filing this report.

We have made progress toward achieving effectiveness at a reasonable assurance level in our disclosure controls and procedures. Specifically, we have taken, and are taking, the actions described below under “Remediation Activities and Changes in Internal Control Over Financial Reporting” to remediate the material weaknesses in our internal control over financial reporting.

We continue to strive to improve our disclosure controls and procedures to enable us to provide complete and accurate public disclosure on a timely basis. Today’s filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 constitutes our first timely periodic filing since the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 on August 9, 2004. Management believes that the material weakness relating to our disclosure controls will be remediated once we have remediated the material weakness in our financial statement preparation and reporting process. We currently estimate that we will remediate these two remaining material weaknesses on or before December 31, 2007.

To address our remaining material weaknesses, management performed additional analyses and other post-closing procedures designed to ensure that our consolidated interim financial statements were prepared in accordance with GAAP. These procedures included data validation and certification procedures from the source systems through the general ledger, testing and documentation of systems, validation of results, disclosure review, and pre- and post-closing analytics. As a result, management believes that the consolidated interim financial statements included in this report fairly present in all material respects the company’s financial position, results of operations and cash flows for the periods presented.

REMEDIATION ACTIVITIES AND CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Overview

Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during the period from January 1, 2007 through the date of this filing have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluations management conducted, substantial changes were implemented and tested during the period from January 1, 2007 through September 30, 2007 to remediate our material weaknesses in internal control over financial reporting.

Management believes the measures that we have implemented during 2007 to remediate the material weaknesses in internal control over financial reporting have had a material impact on our internal control over financial reporting since December 31, 2006. Changes in our internal control over financial reporting from January 1, 2007 through the date of this filing that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting are described below.

Description of Remediation Actions

Remediation Actions Relating to Remediated Material Weaknesses

The discussion below describes the actions that management took during the first three quarters of 2007 to remediate the six material weaknesses in our internal control over financial reporting that were identified as of December 31, 2006 and that were remediated by September 30, 2007.

Application of GAAP

Description of Material Weakness as of December 31, 2006

We did not maintain effective internal control over financial reporting relating to designing our process and information technology applications to comply with GAAP as specified in SOP 03-3, which affects our accounting conclusions related to loans purchased from trusts under our default call option. Although we did not have the process and information technology applications in place to comply with SOP 03-3 as of December 31, 2006, our consolidated financial statements for 2005 and 2006 appropriately reflect our adoption of SOP 03-3 for loans acquired out of trusts on or after January 1, 2005.

We did not maintain effective internal control over financial reporting relating to our accounting for certain 2006 securities sold under agreements to repurchase and certain 2006 securities purchased under agreements to resell to comply with GAAP as specified in SFAS 140. Our evaluation of these transactions was insufficient, and, as a result, we initially incorrectly recorded these 2006 transactions as purchases and sales although they did not qualify for such treatment under SFAS 140.

Description of 2007 Remediation Actions

We completed remediation of this material weakness in the fourth quarter of 2007.

In the first quarter of 2007, we assessed the impact of SOP 03-3 and modified our process and information technology applications to ensure the appropriate application of GAAP in accordance with the recently issued standard.

In the fourth quarter of 2007, we analyzed certain transactions to redefine our controls relating to accounting for certain securities sold under agreements to repurchase and certain securities purchased under agreements to resell to comply with GAAP as specified in SFAS 140. We redesigned our controls to identify these transactions as financings and appropriately record them in accordance with SFAS 140.

Financial Reporting Process—Journal Entry Controls

Description of Material Weakness as of December 31, 2006

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

Description of 2007 Remediation Actions

We completed remediation of this material weakness in the second quarter of 2007.

In the first quarter of 2007, we completed additional training on our journal entry controls related to new controls developed as a result of our restatement of our financial statements for the years ended December 31, 2003 and 2002. Our training focused on controls relating to the review and approval of journal entries, requirements for supporting documentation, and the validation of journal entries. During the second quarter of 2007, we completed implementation of these enhanced controls in our journal entry creation and approval process.

Financial Reporting Process—Reconciliation Controls

Description of Material Weakness as of December 31, 2006

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

Description of 2007 Remediation Actions

We completed remediation of this material weakness in the third quarter of 2007.

Training on account reconciliations was provided during the first quarter of 2007 with a focus on reconciliation completeness and accuracy. We further enhanced our controls during the second quarter of 2007 to focus on primary and secondary account management responsibilities and the timeliness of reconciliations, including independent monitoring. Implementation of enhanced controls was completed in the third quarter prior to the filing of our 2006 Form 10-K on August 16, 2007.

Access Controls for Information Technology Applications and Infrastructure

Description of Material Weakness as of December 31, 2006

We did not maintain effective internal control over financial reporting relating to the design of controls over access to financial reporting applications and data. Specifically, ineffective controls included inappropriate access to programs and data, lack of periodic review and monitoring of such access, and lack of clearly communicated policies and procedures governing information technology security and access. Furthermore, we did not maintain effective logging and monitoring of servers and databases to ensure that access was both appropriate and authorized. Given the pervasive nature of this material weakness, it could have materially impacted our financial statement accounts and disclosures.

Description of 2007 Remediation Actions

We completed remediation of this material weakness in the third quarter of 2007.

During the first quarter of 2007, we began a review of platforms relevant to our financial reporting process. In this review, we evaluated and updated expired access and passwords. Detailed application and technology platform reviews were implemented in the second quarter of 2007 to review the level of access in both our production and development environments for applications and platforms that are material to our financial reporting process. We updated the role definition for access to our applications and updated our workflow to reflect these revised roles. We also implemented additional procedures to monitor our platforms and databases, with corresponding escalation and review of potential incidents. In the third quarter of 2007, we implemented enhanced controls designed to more systematically manage access for employees transferring within the company. We also provided additional training to our employees on our access management procedures.

Pricing and Independent Price Verification Processes—Pricing Controls

Description of Material Weakness as of December 31, 2006

We did not maintain effective internal control over financial reporting with respect to the design of our controls related to our pricing processes for securities. As a result, our accounting conclusions, including certain conclusions related to the fair value of our securities and unrealized gains and losses, could have been materially affected.

Description of 2007 Remediation Actions

We completed remediation of this material weakness in the third quarter of 2007.

During the second quarter of 2007, we began implementing improvements to our control processes for pricing securities, which included supervisory review over data inputs, model outputs and computational accuracy. Implementation of enhanced controls was completed in the third quarter prior to the filing of our 2006 Form 10-K on August 16, 2007.

Multifamily Lender Loss Sharing Modifications

Description of Material Weakness as of December 31, 2006

We did not maintain effective internal control over financial reporting with respect to the design of our controls related to maintaining and recording accurate multifamily lender loss sharing information in our information systems. As a result, our accounting conclusions, including certain conclusions related to consolidation, could have been materially affected.

Description of 2007 Remediation Actions

We completed remediation of this material weakness in the third quarter of 2007.

During the second quarter of 2007, we implemented data reviews of the lender loss sharing data in our information systems. In the third quarter of 2007, we completed our implementation of monthly validation controls that provide verification of recourse data associated with multifamily loans and deals with product characteristics and lender agreements. Further, we redesigned our controls for monitoring changes to contractual arrangements, and updating and validating such changes in our systems.

Remediation Actions Relating to Remaining Material Weaknesses

The discussion below describes the actions that management has taken during 2007 and is in the process of taking to remediate our two remaining material weaknesses in internal control over financial reporting.

Financial Reporting Process—Financial Statement Preparation and Reporting

Description of Material Weakness as of December 31, 2006

We identified errors in the processes and systems developed to prepare our financial information. Specifically, we identified design errors in these processes and systems which resulted in extensive process and system design changes as well as correcting journal entries. These errors were corrected prior to issuance of our 2006 consolidated financial statements. However, based upon the nature and extent of these errors, our financial reporting processes and systems did not have adequate controls to ensure that they may be executed on a routine, repeatable basis.

Description of 2007 Remediation Actions

Although we have not yet remediated this material weakness, we have continued to enhance the financial statement preparation and reporting process during 2007 by developing enhanced data sourcing and business processes to create a sustainable, repeatable financial close and reporting process. During the first quarter of 2007, we provided training on cash flow statement and disclosure preparation, and identified and communicated requirements earlier, while ensuring that our systems have adequate controls and documentation prior to implementation. During the second quarter of 2007, we made continued progress on remediation through additional executions and validations of our results, including ongoing assessment of control effectiveness, to support the filing of our 2006 Form 10-K. In the third quarter of 2007, we implemented significant system enhancements to facilitate the processing of a monthly close within the timelines required to file our financial statements on a timely basis. In addition, we enhanced our pricing and valuation platforms to price our assets and liabilities on a timely basis; we updated our accounting systems to run monthly; we replaced several end user computing systems with applications designed to ensure sustainability; and we automated our data sourcing and reconciliation processes.

We continue to enhance our controls relating to our financial statement preparation and reporting process, and we are currently performing tests to assess the effectiveness of these controls. As of the date of this filing, we estimate that we will complete our implementation of these new controls and remediate this material weakness by December 31, 2007.

Financial Reporting Process—Disclosure Controls and Procedures

Description of Material Weakness as of December 31, 2006

We did not maintain effective disclosure controls and procedures. Specifically, we have not filed periodic reports on a timely basis as required by the rules of the SEC and the New York Stock Exchange.

Description of 2007 Remediation Actions

While we have made progress toward achieving effectiveness at a reasonable assurance level in our disclosure controls and procedures, as discussed under “Evaluation of Disclosure Controls and Procedures” above, management believes that this material weakness will not be remediated until we have remediated all other material weaknesses in our internal control over financial reporting. As noted above, we currently estimate that this will occur by December 31, 2007.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements and amends our discussion set forth under “Part I—Item 3—Legal Proceedings” in our 2006 Form 10-K.

In addition to the matters specifically described in this item, we are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that do not have a material impact on our business.

RESTATEMENT-RELATED MATTERS

Securities Class Action Lawsuits

In re Fannie Mae Securities Litigation/KPMG Accounting Malpractice Action

In the consolidated class action lawsuit against us and certain of our former officers by holders of our securities, we filed our answer to the second amended complaint on January 16, 2007, and a hearing was held on plaintiffs’ May 17, 2006 motion for class certification on June 21, 2007.

On April 16, 2007, KPMG LLP, a co-defendant and our former auditor, filed cross-claims against us for breach of contract, fraudulent misrepresentation, fraudulent inducement, negligent misrepresentation, and contribution. KPMG is seeking unspecified compensatory, consequential, restitutionary, rescissory, and punitive damages, including purported damages related to injury to KPMG’s reputation, legal costs, exposure to legal liability, costs and expenses of responding to investigations related to our accounting, and lost fees. KPMG is also seeking attorneys’ fees, costs, and expenses. We filed a motion to dismiss certain of KPMG’s cross-claims. That motion was denied on June 27, 2007. Our separately filed accounting malpractice lawsuit against KPMG LLP was consolidated for pretrial purposes into this action on June 13, 2007. Also on June 13, 2007, KPMG’s motion to dismiss our accounting malpractice complaint was denied.

In the individual securities cases filed by affiliates of Franklin Templeton Investments, on April 27, 2007, KPMG filed cross-claims against us that are essentially identical to those it alleges against us in its cross-claims in the consolidated shareholder class action case discussed above.

In connection with both of the individual securities cases, on July 31, 2007, the court dismissed all of the individual securities plaintiffs’ claims against Thomas P. Gerrity, Anne M. Mulcahy, Frederick V. Malek, Taylor Segue, III, William Harvey, Joe K. Pickett, Victor Ashe, Stephen B. Ashley, Molly Bordonaro, Kenneth M. Duberstein, Jamie Gorelick, Manuel Justiz, Ann McLaughlin Korologos, Donald B. Marron, Daniel H. Mudd, H. Patrick Swygert, Leslie Rahl, and Radian Guaranty Inc. In addition, the court dismissed the individual securities plaintiffs’ state law claims and certain of their federal securities law claims against us, Franklin D. Raines, J. Timothy Howard, and Leanne Spencer. It also limited the individual securities plaintiffs’ insider trading claims against Franklin D. Raines, J. Timothy Howard and Leanne Spencer.

Shareholder Derivative Lawsuits

In re Fannie Mae Shareholder Derivative Litigation

On May 31, 2007, the court issued a Memorandum Opinion and Order dismissing plaintiffs’ derivative lawsuit against all defendants. On June 27, 2007, plaintiffs filed a Notice of Appeal and their appeal is currently pending in the U.S. Court of Appeals for the District of Columbia.

On September 20, 2007, one of the original derivative plaintiffs, James Kellmer, filed a motion for clarification or, in the alternative, for relief of judgment from the Court’s May 31, 2007 Order dismissing the consolidated case. Mr. Kellmer had originally filed a shareholder derivative action on January 10, 2005, which was later consolidated into the main derivative case. His motion seeks clarification that the Court’s May 31, 2007 dismissal order does not apply to his January 10, 2005 action, and that his case can now proceed. This motion has been fully briefed and is pending.

On June 29, 2007, Mr. Kellmer also filed a new derivative action in the U.S. District Court for the District of Columbia. Mr. Kellmer’s new complaint alleges that he made a demand on the Board of Directors on September 24, 2004, and that this new action should now be allowed to proceed. In addition to naming all of the defendants who were named in the amended consolidated complaint, Mr. Kellmer names the following new defendants: James Johnson, Lawrence Small, Jamie Gorelick, Robert Levin, Victor Ashe, Molly Bordonaro, William Harvey, Taylor Segue, III, Manuel Justiz, Vincent Mai, Roger Birk, Stephen Friedman, Garry Mauro, Maynard Jackson, Esteban Torres, KPMG LLP and the Goldman Sachs Group, Inc. On November 5, 2007, Mr. Kellmer voluntarily dismissed Messrs. Ashley and Marron and Ms. Korologos from this action, as well as from his original 2005 complaint.

The factual allegations in Mr. Kellmer’s new complaint are largely duplicative of those in the amended consolidated complaint and the complaint’s claims are based on theories of breach of fiduciary duty, indemnification, negligence, violations of the Sarbanes-Oxley Act of 2002 and unjust enrichment. The complaint seeks unspecified money damages, including legal fees and expenses, disgorgement and punitive damages, as well as injunctive relief.

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

On July 27, 2007, Mr. Kellmer filed a motion to consolidate the two new derivative cases and to be appointed lead counsel. On August 10, 2007 we filed our opposition to that motion. This motion has been held in abeyance pending the outcome of our motions to dismiss the newly filed derivative actions. We filed a motion to dismiss Mr. Middleton’s complaint for lack of standing on October 3, 2007, and a motion to dismiss Mr. Kellmer’s new complaint for lack of subject matter jurisdiction on October 12, 2007. Mr. Kellmer filed his opposition on November 5, 2007.

ERISA Action

In re Fannie Mae ERISA Litigation (formerly David Gwyer v. Fannie Mae)

In the consolidated ERISA-based case, our motions to dismiss were denied on May 8, 2007, and we filed our answer to the consolidated complaint on July 9, 2007. On July 23, 2007, the Compensation Committee of our Board of Directors filed a second motion to dismiss.

OTHER LEGAL PROCEEDINGS

Former CEO Arbitration

In the pending arbitration proceeding with Franklin D. Raines, our former Chairman and Chief Executive Officer, on June 26, 2007, counsel for Mr. Raines notified the arbitrator that the parties have been unable to resolve the following issues: Mr. Raines’s entitlement to additional shares of common stock under our performance share plan for the three-year performance share cycle that ended in 2003; Mr. Raines’s entitlement to shares of common stock under our performance share plan for the three-year performance share cycles that ended in each of 2004, 2005 and 2006; and Mr. Raines’s entitlement to additional compensation of approximately $140,000.

Antitrust Lawsuits

In re G-Fees Antitrust Litigation

In the consolidated class action, on June 12, 2007, we and Freddie Mac filed a supplemental memorandum in support of our previously filed motion to dismiss. A ruling has not yet been issued.

Department of Labor ESOP Investigation

On September 12, 2007, the Department of Labor notified us that it had concluded its investigation of Fannie Mae’s Employee Stock Ownership Plan. The Department of Labor indicated that the matters raised in the course of the investigation had been addressed and corrected, and that it would take no further action with regard to these matters.

Investigation by the New York Attorney General

On November 6, 2007, the New York Attorney General’s Office issued a letter to us discussing that Office’s investigation into appraisal practices in the mortgage industry. The letter also discussed a complaint filed by the Attorney General of New York against First American Corporation and its subsidiary eAppraiseIT related to inappropriate appraisal practices engaged in by First American and eAppraiseIT with respect to loans appraised for Washington Mutual, Inc. We are cooperating with the Attorney General, and have agreed to appoint an independent examiner to review these matters. The Attorney General’s Office has issued a subpoena to us regarding appraisals and valuations as they may relate to our mortgage purchases and securitizations.

Item 1A.	Risk Factors

Our 2006 Form 10-K, in Item 1A, summarizes the material risks to our business. The discussion below supplements and updates the discussion of risk factors in our 2006 Form 10-K, primarily to take into account recent developments in the housing, mortgage and credit markets. We believe that this discussion and the discussion in our 2006 Form 10-K represent the material risks relevant to us, our business and our industry. Also refer to the discussion in “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for additional information that may supplement or update the discussion of risk factors in our 2006 Form 10-K. In addition, new material risks to our business may emerge that we are currently unable to predict.

You should consider the risks described in our 2006 Form 10-K and in this report carefully in evaluating our business because they could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

COMPANY RISKS

Increased delinquencies and credit losses relating to our mortgage assets and the mortgage loans that back our Fannie Mae MBS continue to adversely affect our results of operations and could affect our financial condition.

We are experiencing increasing mortgage loan delinquencies and credit losses. Weak economic conditions in the Midwest and home price declines on a national basis have increased our single-family serious delinquency rates and contributed to higher default rates and loan loss severities in the first nine months of 2007. We have experienced increases in serious delinquency rates across our conventional single-family mortgage credit book, including in higher risk loan categories, such as subprime loans, Alt-A loans, adjustable-rate loans, interest-only loans, loans made for the purchase of investment properties, negative-amortizing loans, loans to borrowers with lower credit scores and loans with high loan-to-value ratios. We have experienced particularly rapid increases in our conventional single-family serious delinquency rates in some higher risk loan categories, such as Alt-A loans, interest-only loans, loans with subordinate financing and loans made for the purchase of condominiums. If current housing market trends continue, we expect that we will continue to experience increased delinquencies and credit losses for 2007 and 2008. Moreover, if a recession occurs that negatively impacts economic conditions in the United States as a whole or in specific regions of the country, we could experience significantly higher delinquencies and credit losses. An increase in our credit losses would reduce our earnings and adversely affect our financial condition.

We are subject to increased credit risk exposures related to subprime and Alt-A mortgage loans that back our private-label mortgage-related securities investments, and any increased delinquency rates and credit losses could adversely affect the yield on or value of our investments, which could negatively affect our earnings and financial condition.

We invest in private-label mortgage-related securities that are backed by Alt-A and subprime mortgage loans. In October 2007, Standard & Poor’s downgraded the credit ratings of a small number of private-label securities held in our portfolio that are backed by subprime mortgage loans, and Moody’s placed under review for possible downgrade several additional subprime-backed private-label securities held in our portfolio. In recent months, mortgage loan delinquencies and credit losses generally have increased, particularly in the subprime and Alt-A sectors. In addition, home prices in many states have declined, after extended periods during which home prices appreciated. If delinquency and loss rates on subprime and Alt-A mortgages continue to increase, or there is a further decline in home prices, we could experience reduced yields or losses on our investments in private-label mortgage-related securities backed by subprime or Alt-A loans. In addition, the fair value of these investments may be adversely affected. A reduction in the fair value of these investments could negatively affect our earnings and financial condition.

Our potential exposure to the risks associated with our dependence on the institutional counterparties to provide services that are critical to our business has increased in recent months, and our earnings and liquidity may be reduced if one or more of our institutional counterparties defaults on its obligations to us.

Our primary exposure to institutional counterparty risk is with our mortgage insurers, mortgage servicers, lender customers, depository institutions, dealers that commit to sell mortgage pools or loans to us, issuers of investments held in our liquid investment portfolio, and derivatives counterparties. Our business with many of these institutional counterparties is heavily concentrated. For example, seven mortgage insurance companies provided over 99% of our total coverage as of September 30, 2007. In addition, as of September 30, 2007, our ten largest single-family mortgage servicers and their affiliates serviced 78% of our single-family mortgage credit book of business, and Countrywide Financial Corporation and its affiliates, which is our largest single-family mortgage servicer, serviced 23% of our single-family mortgage credit book of business.

The products or services that these counterparties provide are critical to our business operations, and a default by a counterparty with significant obligations to us could adversely affect our ability to conduct our operations efficiently and at cost-effective rates, which in turn could adversely affect our results of operations and our financial condition.

Mortgage Insurers.  In August and September 2007, two of our seven primary mortgage insurers had their external ratings for claims paying ability or insurer financial strength downgraded by Fitch from AA to AA-. Both have maintained their Standard & Poor’s and Moody’s ratings of AA and Aa3, respectively. As of September 30, 2007, these two mortgage insurers provided primary and pool mortgage insurance coverage on $59.1 billion and $27.8 billion, respectively, of single-family loans in our portfolio or underlying Fannie Mae MBS, which represented approximately 2% and 1%, respectively, of our single-family mortgage credit book of business. Ratings downgrades imply an increased risk that these mortgage insurers will fail to fulfill their obligations to reimburse us for claims under insurance policies. In addition, if a mortgage insurer were downgraded below AA-/Aa3 by any of the three national rating agencies, we would evaluate the insurer, the current market environment and our alternative sources of credit enhancement. Based on the outcome of our evaluation, we could restrict that insurer from conducting certain types of business with us and we may take actions that may include not purchasing loans insured by that mortgage insurer. Restricting our business activity with any of our mortgage insurer counterparties would increase our concentration risk with the remaining insurers in the industry.

Lender Customers and Mortgage Servicers.  Challenging market conditions in recent months have adversely affected, and may continue to adversely affect, the liquidity and financial condition of a number of our lender customers and mortgage servicers. Several of our lender customers and servicers have experienced ratings downgrades and liquidity constraints, including Countrywide Financial Corporation and its affiliates, our largest lender customer and servicer. These and other lender customers and mortgage servicers may become subject to serious liquidity problems that, either temporarily or permanently, negatively affect the viability of their business plans or reduce their access to funding sources. Our arrangements with our lender customers and mortgage servicers could result in significant exposure to us if any one of our significant lender customers or servicers were to default or experience a serious liquidity event. In addition, if current housing market trends continue or worsen, the number of delinquent mortgage loans serviced by our counterparties could continue to increase. Managing a substantially higher volume of non-performing loans could create operational difficulties for our servicers. The financial difficulties that a number of our lender customers and mortgage servicers are currently experiencing, coupled with growth in the number of delinquent loans on their books of business, may negatively affect the ability of these counterparties to meet their obligations to us and the amount or quality of the products or services they provide to us. The failure of any of our primary lender customers or mortgage servicers to meet their obligations to us could increase our credit-related expenses and credit losses, and have a material adverse effect on our results of operations and financial condition.

Derivatives counterparties.  As of September 30, 2007, we had outstanding transactions with 21 interest rate and foreign currency derivatives counterparties, of which eight counterparties accounted for approximately 80% of the total outstanding notional amount of our derivatives contracts as of that date. Each of these eight counterparties accounted for between approximately 5% and 17% of the total outstanding notional amount of our derivatives contracts as of September 30, 2007. Downgrades in the credit ratings of any of our derivatives counterparties could increase the collateral we hold to reduce our exposure to that counterparty. If a counterparty’s credit rating is downgraded below A-, we may cease entering into new arrangements with that counterparty, which would further increase the concentration of our business with our remaining derivatives counterparties. In addition, a derivatives counterparty experiencing liquidity or financial constraints may not be able to meet their obligations to us, which could adversely affect our results of operations and our financial condition.

We have several key lender customers, and the loss of business volume from any one of these customers could adversely affect our business and result in a decrease in our market share and earnings.

Our ability to generate revenue from the purchase and securitization of mortgage loans depends on our ability to acquire a steady flow of mortgage loans from the originators of those loans. We acquire a significant portion of our mortgage loans from several large mortgage lenders. For the first nine months of 2007, our top five lender customers of single-family mortgage loans accounted for approximately 57% of our single-family business volume, and the top five lender customers of multifamily mortgage loans accounted for approximately 46% of our multifamily business volume during those periods. In addition, during the first nine months of 2007, Countrywide, which is our largest lender customer of single-family mortgage loans, accounted for approximately 29% of our single-family business volume, and our largest lender customer of multifamily mortgage loans accounted for approximately 14% of our multifamily business volume during those periods. Accordingly, maintaining our current business relationships and business volumes with our top lender customers is critical to our business. Some of our lender customers are experiencing, or may become subject to, liquidity problems that would affect the volume of business they are able to generate. If any of our key lender customers significantly reduces the volume or quality of mortgage loans that the lender delivers to us or that we are willing to buy from them, we could lose significant business volume that we might be unable to replace, which could adversely affect our business and result in a decrease in our market share and earnings.

In reporting our financial condition, results of operations and liquidity position, and in providing forward-looking statements relating to our results of operations, management must make estimates and rely on the use of models about matters that are inherently uncertain, which may result in significant changes from previously reported information.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in applying many of these accounting policies and methods so that these policies and methods comply with GAAP and reflect management’s judgment of the most appropriate manner to report our financial condition and results of operations. The recent market price volatility resulting from increased credit risk has raised issues of how to measure the fair value of mortgage-related assets in a volatile market. Due to the complexity of many of our accounting policies, our accounting methods relating to these policies involve substantial use of models. Models are inherently imperfect predictors of actual results because they are based on assumptions, including assumptions about future events. Our models may not include assumptions that reflect very positive or very negative market conditions and, accordingly, our actual results could differ significantly from those generated by our models. As a result, the estimates that we use to prepare our financial statements, as well as our estimates of our future results of operations, may be inaccurate, potentially significantly.

Our results of operations are subject to uncertainty based upon continuing developments in the housing and mortgage markets, making it more difficult for us to operate our business and manage risk.

The current disruption in the housing and mortgage markets may continue or worsen. The disruption may adversely impact the U.S. economy in general and the housing and mortgage markets in particular. In addition, a variety of legislative, regulatory and other proposals have been or may be introduced in an effort to address the disruption. Depending on the scope and nature of legislative, regulatory or other initiatives, if any, that are adopted to respond to this disruption and applied to us, our financial condition, results of operations or liquidity could, directly or indirectly, benefit or be adversely affected in a manner that could be material to our business.

Material weaknesses and other control deficiencies relating to our internal control over financial reporting could result in errors in our reported results and could have a material adverse effect on our operations, investor confidence in our business and the trading prices of our securities.

Management’s assessment of our internal control over financial reporting as of December 31, 2006 identified eight material weaknesses in our internal control over financial reporting. We have not yet remediated material weaknesses in our financial statement preparation and reporting or our disclosure controls and procedures, which may result in errors in our financial or other reporting, cause us to fail to meet our reporting obligations on a timely basis and decrease investor confidence in our reported information, leading to a decline in our stock price.

In addition, we may identify additional material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date or that we believed had been remediated and would not reoccur. In addition, we cannot be certain that we will be able to maintain effective disclosure controls and procedures in the future.

Continued declines in our earnings could negatively impact our regulatory capital position.

We are required to meet various capital standards, including a requirement that our core capital equal or exceed both our statutory minimum capital requirement and an OFHEO-directed minimum capital requirement. Our retained earnings are a component of our core capital. Accordingly, the level of our core capital may fluctuate significantly depending on our results of operations. As described in “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results of Operations,” our net income declined in the first quarter of 2007 due to derivatives fair value losses, a significant reduction in net interest income, significantly higher losses on certain guaranty contracts and a substantial increase in credit-related expenses. If some or all of the market trends that contributed to these results continue to negatively affect our net income, they will continue to cause a reduction in our retained earnings and, as a result, in the amount of our core capital. In order to maintain our statutory and OFHEO-directed minimum capital surplus, we may be required to take actions, or refrain from taking actions, to ensure that we maintain or increase our core capital. These actions have included, and in the future may include, selling assets at a time when we believe that it would be economically advantageous to continue to hold the assets and issuing additional equity securities, which in general is a more expensive method of funding our operations than issuing debt securities. Either of these actions may further reduce our net income. In addition, in order to remain in compliance with our regulatory capital requirements, we may need to limit or forgo attractive opportunities to acquire assets, and we may lose market share as a result.

RISKS RELATING TO OUR INDUSTRY

A continuing, or broader, decline in home prices or in activity in the U.S. housing market could negatively impact our earnings and financial condition.

The continued deterioration of the housing market and national decline in home prices in the first nine months of 2007, along with the expected continued decline, is likely to result in increased delinquencies or defaults on the mortgage assets we own or that back our guaranteed Fannie Mae MBS. In addition, home price declines reduce the fair value of our mortgage assets. Further, the features of a significant portion of mortgage loans made in recent years, including loans that reset to higher interest rates either once or throughout their term, and loans that were made based on limited or no credit or income documentation, also increase the likelihood of future increases in delinquencies or defaults on mortgage loans. An increase in delinquencies or defaults likely will result in a higher level of credit losses, which in turn will reduce our earnings.

Our business volume is affected by the rate of growth in total U.S. residential mortgage debt outstanding and the size of the U.S. residential mortgage market. We expect total mortgage originations to decline by 12% in 2007, from $2.8 trillion in 2006 to $2.4 trillion in 2007, and by an additional 18% in 2008 to $2.0 trillion. If we do not continue to increase our share of the secondary mortgage market, this decline in mortgage originations could reduce our guaranty fee income.

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

Our financial condition and results of operations may be adversely affected by changes in general market and economic conditions in the U.S. and abroad. These conditions are beyond our control, and may change suddenly and dramatically. Changes in market and economic conditions could adversely affect us in many ways, including the following:

•	fluctuations in the global debt and equity capital markets, including sudden and unexpected changes in short-term or long-term interest rates, could decrease the fair value of our mortgage assets, derivatives positions and other investments, negatively affect our ability to issue debt at attractive rates, and reduce our net interest income; and

•	a recession or other economic downturn, or rising unemployment, in the United States as a whole or in specific regions of the country could decrease homeowner demand for mortgage loans and increase the number of homeowners who become delinquent or default on their mortgage loans. An increase in delinquencies or defaults would likely result in a higher level of credit losses, which would reduce our earnings. Also, decreased homeowner demand for mortgage loans could reduce our guaranty fee income, net interest income and the fair value of our mortgage assets. A recession or other economic downturn could also increase the risk that our counterparties will default on their obligations to us, resulting in an increase in our liabilities and a reduction in our earnings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

Information about sales and issuances of our unregistered securities during the quarter ended March 31, 2007 was provided in a Form 8-K we filed on May 9, 2007.

The securities we issue are “exempted securities” under laws administered by the SEC to the same extent as securities that are obligations of, or are guaranteed as to principal and interest by, the United States. As a result, we do not file registration statements with the SEC with respect to offerings of our securities.

(b) None.

(c) Share Repurchases

Purchases of Equity Securities by the Issuer

The following table shows shares of our common stock we repurchased during the first quarter of 2007.

				Maximum Number
			Total Number of	of Shares that
	Total Number	Average	Shares Purchased	May Yet be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
	Purchased(1)	per Share	Announced Program(2)	the Program(3)(4)
	(Shares in thousands)

2007
January 1-31	261	$56.84	—	59,077
February 1-28	101	59.25	—	61,137
March 1-31	66	55.15	11	60,894

(1)	In addition to shares repurchased as part of the publicly announced programs described in footnote 2 below, these shares consist of: (a) 369,498 shares of common stock reacquired from employees to pay an aggregate of approximately $21.1 million in withholding taxes due upon the vesting of restricted stock; (b) 6,671 shares of common stock reacquired from employees to pay an aggregate of approximately $0.4 million in withholding taxes due upon the exercise of stock options; (c) 37,253 shares of common stock repurchased from employees and members of our Board of Directors to pay an aggregate exercise price of approximately $2.2 million for stock options; and (d) 3,618 shares of common stock repurchased from employees in a limited number of instances relating to employees’ financial hardship.

(2)	Consists of 11,256 shares of common stock repurchased from employees pursuant to our publicly announced employee stock repurchase program. On May 9, 2006, we announced that the Board of Directors had authorized a stock repurchase program (the “Employee Stock Repurchase Program”) under which we may repurchase up to $100 million of Fannie Mae shares from non-officer employees. On January 21, 2003, we publicly announced that the Board of Directors had approved a share repurchase program (the “General Repurchase Authority”) under which we could purchase in open market transactions the sum of (a) up to 5% of the shares of common stock outstanding as of December 31, 2002 (49.4 million shares) and (b) additional shares to offset stock issued or expected to be issued under our employee benefit plans. No shares were repurchased during the first quarter of 2007 pursuant to the General Repurchase Authority. The General Repurchase Authority has no specified expiration date. The Employee Stock Repurchase Program terminated in November 2007.

(3)	Consists of the total number of shares that may yet be purchased under the General Repurchase Authority as of the end of the month, including the number of shares that may be repurchased to offset stock that may be issued pursuant to awards outstanding under the Stock Compensation Plan of 1993 and the Stock Compensation Plan of 2003. Repurchased shares are first offset against any issuances of stock under our employee benefit plans. To the extent that we repurchase more shares in a given month than have been issued under our plans, the excess number of shares is deducted from the 49.4 million shares approved for repurchase under the General Repurchase Authority. Because of new stock issuances and expected issuances pursuant to new grants under our employee benefit plans, the number of shares that may be purchased under the General Repurchase Authority fluctuates from month to month. See “Notes to Consolidated Financial Statements—Note 13, Stock-Based Compensation Plans,” in our 2006 Form 10-K filed with the SEC on August 16, 2007 for information about shares issued, shares expected to be issued, and shares remaining available for grant under our employee benefit plans. Shares that remain available for grant under our employee benefit plans are not yet included in the amount of shares that may yet be purchased reflected in the table above. The amount in the table above includes the remaining number of shares that may yet be repurchased under the Employee

Stock Repurchase Program at the end of each month, based on the average of the high and low stock prices of Fannie Mae common stock at month-end.

(4)	Amounts do not reflect the determination made by our Board of Directors in June 2007 not to pay out certain shares expected to be issued under our plans. Amount for January 2007 also does not reflect the February 2007 determination made by our Board of Directors not to pay out certain shares. See “Notes to Consolidated Financial Statements—Note 13, Stock-Based Compensation Plan” in our 2006 Form 10-K for a description of these shares.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

(a) None.

(b) Changes to Procedures for Recommending Nominees to the Board of Directors

In October 2007, we revised the procedures by which shareholders may submit written recommendations for nominees to the Board of Directors. To assist the Nominating and Corporate Governance Committee of the Board of Directors in its evaluation of candidates for the Board of Directors, shareholder recommendations as to potential candidates should include the following information regarding nominees for the Board of Directors:

(1)	the name, age, business address and residence address of the recommended nominee;

(2)	the principal occupation or employment of the recommended nominee;

(3)	the class of securities and the number of shares of capital stock of the corporation which are beneficially owned by the recommended nominee;

(4)	any other information concerning the recommended nominee that would be required under SEC rules in a proxy statement soliciting proxies for the election of that nominee as a director; and

(5)	a statement whether the recommended nominee, if elected, intends to tender, promptly following the nominee’s election or re-election, an irrevocable resignation effective upon the nominee’s failure to receive the required vote for re-election at the next meeting of shareholders at which the nominee faces re-election and upon acceptance of such resignation by the Board of Directors.

We also may require any proposed nominee to furnish such other information as may be reasonably required to determine whether the proposed nominee is eligible to serve as an independent director or that could be material to a reasonable shareholder’s understanding of the nominee’s independence or lack thereof.

Change in Date of Annual Meeting of Shareholders for 2008

Because we currently expect to hold our 2008 annual meeting of shareholders in the spring of 2008, a shareholder who intends to submit a proposal for consideration at the 2008 annual meeting must submit the proposal so that we receive it by no later than November 30, 2007, in order for the proposal to be considered for inclusion in the proxy statement and form of proxy that the Board of Directors will distribute in connection with that meeting. The shareholder proposal must be delivered to, or mailed and received by, Fannie Mae Shareholder Proposal, c/o Office of the Secretary, Fannie Mae, Mail Stop 1H-2S/05, 3900 Wisconsin Avenue, NW, Washington, DC 20016-2892.

If a shareholder does not wish to have the proposal included in the proxy statement but still wishes to present a proposal at the 2008 annual meeting, other than a director nomination, the shareholder must give written notice to us in accordance with Section 3.12 of our Bylaws. The written notice should be sent via U.S. mail addressed to Fannie Mae Shareholder Proposal, c/o Office of the Secretary, Fannie Mae, Mail Stop 1H-2S/05,

3900 Wisconsin Avenue, NW, Washington, DC 20016-2892. In the case of proposals for the 2008 annual meeting of shareholders, the Secretary must receive written notice of the proposal not earlier than the close of business on January 21, 2008, and not later than the close of business on March 21, 2008. The written notice must include or be accompanied by a brief description of the proposal, the reasons for bringing the proposal before the annual meeting, the shareholder’s name and address, the class and number of shares beneficially owned by the shareholder, and any material interest of the shareholder in the proposal. If a shareholder does not comply with Section 3.12 of our Bylaws, the chair of the 2008 annual meeting may declare the proposal not properly brought before the meeting.

Item 6.	Exhibits

An index to exhibits has been filed as part of this report beginning on page E-1 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal National Mortgage Association

By:	/s/ Daniel H. Mudd
Daniel H. Mudd
President and Chief Executive Officer

Date: November 9, 2007

By:	/s/ Stephen M. Swad
Stephen M. Swad
Executive Vice President and
Chief Financial Officer

Date: November 9, 2007

INDEX TO EXHIBITS

Item	Description

3.1	Fannie Mae Charter Act (12 U.S.C. § 1716 et seq.) (Incorporated by reference to Exhibit 3.1 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
3.2	Fannie Mae Bylaws, as amended through October 16, 2007 (Incorporated by reference to Exhibit 3.1 to Fannie Mae’s Current Report on Form 8-K/A, filed October 23, 2007.)
4.1	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series D (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.2	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series E (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.3	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series F (Incorporated by reference to Exhibit 4.3 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.4	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series G (Incorporated by reference to Exhibit 4.4 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.5	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series H (Incorporated by reference to Exhibit 4.5 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.6	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series I (Incorporated by reference to Exhibit 4.6 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.7	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series L (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.)
4.8	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series M (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)
4.9	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series N (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)
4.10	Certificate of Designation of Terms of Fannie Mae Non-Cumulative Convertible Preferred Stock, Series 2004-1 (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed January 4, 2005.)
4.11	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series O (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s Current Report on Form 8-K, filed January 4, 2005.)
4.12	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series P (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed September 28, 2007.)
4.13	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series Q (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed October 5, 2007.)
10.1	Amendment to the Executive Pension Plan of the Federal National Mortgage Association, as amended and restated, effective March 1, 2007 (Incorporated by reference to Exhibit 10.20 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2005, filed May 2, 2007.)
10.2	Fannie Mae Annual Incentive Plan, as Amended and Restated January 1, 2007 (Incorporated by reference to Exhibit 10.21 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2005, filed May 2, 2007.)
10.3	Form of Restricted Stock Award Document (Incorporated by reference to Exhibit 99.1 to Fannie Mae’s Current Report on Form 8-K, filed January 26, 2007.)
10.4	Form of Restricted Stock Units Award Document (Incorporated by reference to Exhibit 99.2 to Fannie Mae’s Current Report on Form 8-K, filed January 26, 2007.)
10.5	Letter Agreement between Fannie Mae and Daniel Mudd, dated March 13, 2007 (Incorporated by reference to Exhibit 99.5 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2005, filed May 2, 2007.)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

E-1

FANNIEMAE LOGO

CA312