Form 10-Q
period 2007-06-30
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2007-11-09
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
(202) 752-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one ):
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

EXPLANATORY NOTE ABOUT THIS REPORT

We are filing this Quarterly Report on Form 10-Q for the second quarter of 2007 concurrently with the filing of our Quarterly Reports on Form 10-Q for the first and third quarters of 2007. Where appropriate, the information contained in these Forms 10-Q reflects information about our business through September 30, 2007.

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

SELECTED FINANCIAL DATA

The selected consolidated financial data presented below is summarized from our condensed results of operations for the three and six months ended June 30, 2007 and 2006, as well as from selected condensed consolidated balance sheet data as of June 30, 2007 and December 31, 2006. This data should be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as with the unaudited condensed consolidated financial statements and related notes included in this report and with our audited consolidated financial statements and related notes included in our 2006 Form 10-K.

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars and shares in millions, except
	per share amounts)

Income Statement Data:
Net interest income	$1,193	$1,867	$2,387	$3,879
Guaranty fee income(1)	1,120	937	2,218	1,884
Losses on certain guaranty contracts	(461)	(51)	(744)	(78)
Derivatives fair value gains, net	1,916	1,621	1,353	2,527
Other income (loss)(1)(2)	(349)	(710)	207	(1,271)
Credit-related expenses(3)	(518)	(158)	(839)	(260)
Net income	1,947	2,058	2,908	4,084
Preferred stock dividends and issuance costs at redemption	(118)	(127)	(253)	(249)
Net income available to common stockholders	1,829	1,931	2,655	3,835

Common Share Data:
Earnings per share:
Basic	$1.88	$1.99	$2.73	$3.95
Diluted	1.86	1.97	2.72	3.91
Weighted-average common shares outstanding:
Basic	973	971	973	971
Diluted	1,001	999	1,001	999
Cash dividends declared per common share	$0.50	$0.26	$0.90	$0.52

New Business Acquisition Data:
Fannie Mae MBS issues acquired by third parties(4)	$134,440	$95,668	$259,642	$201,344
Mortgage portfolio purchases(5)	48,676	60,780	84,833	98,764

New business acquisitions	$183,116	$156,448	$344,475	$300,108

	As of
	June 30,	December 31,
	2007	2006
	(Dollars in millions)

Balance Sheet Data:
Investments in securities:
Trading	$39,171	$11,514
Available-for-sale	341,073	378,598
Mortgage loans:
Loans held for sale	6,066	4,868
Loans held for investment, net of allowance	386,985	378,687
Total assets	857,802	843,936
Short-term debt	163,865	165,810
Long-term debt	616,814	601,236
Total liabilities	818,005	802,294
Preferred stock	8,008	9,108
Total stockholders’ equity	39,670	41,506

Regulatory Capital Data:
Core capital(6)	$42,690	$41,950
Total capital(7)	43,798	42,703

Mortgage Credit Book of Business Data:
Mortgage portfolio(8)	$726,649	$728,932
Fannie Mae MBS held by third parties(9)	1,907,658	1,777,550
Other credit guaranties(10)	35,285	19,747

Mortgage credit book of business	$2,669,592	$2,526,229

	For the				For the
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2007		2006		2007		2006

Ratios:
Return on assets ratio(11)*	0.86%		0.91%		0.62%		0.90%
Return on equity ratio(12)*	22.6		26.1		16.6		25.7
Equity to assets ratio(13)*	4.8		4.6		4.8		4.6
Dividend payout ratio(14)*	26.8		13.5		33.1		13.2
Average effective guaranty fee rate (in basis points)(15)*	21.5	bp	19.8	bp	21.6	bp	20.1	bp
Credit loss ratio (in basis points)(16)*	3.8	bp	1.7	bp	3.5	bp	1.5	bp

(1)	Certain prior period amounts that previously were included as a component of “Fee and other income” have been reclassified to “Guaranty fee income” to conform to the current period presentation.

(2)	Consists of trust management income; investment gains (losses), net; debt extinguishment gains, net; losses from partnership investments; and fee and other income.

(3)	Consists of provision for credit losses and foreclosed property expense.

(4)	Unpaid principal balance of Fannie Mae MBS issued and guaranteed by us and acquired by third-party investors during the reporting period. Excludes securitizations of mortgage loans held in our portfolio.

(5)	Unpaid principal balance of mortgage loans and mortgage-related securities we purchased for our investment portfolio during the reporting period. Includes advances to lenders and mortgage-related securities acquired through the extinguishment of debt.

(6)	The sum of (a) the stated value of outstanding common stock (common stock less treasury stock); (b) the stated value of outstanding non-cumulative perpetual preferred stock; (c) paid-in-capital; and (d) our retained earnings. Core capital excludes accumulated other comprehensive loss.

(7)	The sum of (a) core capital and (b) the total allowance for loan losses and reserve for guaranty losses, less (c) the specific loss allowance (that is, the allowance required on individually impaired loans).

(8)	Unpaid principal balance of mortgage loans and mortgage-related securities held in our portfolio.

(9)	Unpaid principal balance of Fannie Mae MBS held by third-party investors. The principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

(10)	Includes single-family and multifamily credit enhancements that we have provided and that are not otherwise reflected in the table.

(11)	Annualized net income available to common stockholders divided by average total assets during the period.

(12)	Annualized net income available to common stockholders divided by average outstanding common equity during the period.

(13)	Average stockholders’ equity divided by average total assets during the period.

(14)	Common dividends declared during the period divided by net income available to common stockholders for this period.

(15)	Annualized guaranty fee income as a percentage of average outstanding Fannie Mae MBS and other guaranties during the period.

(16)	Annualized charge-offs, net of recoveries and annualized foreclosed property expense, as a percentage of the average total mortgage credit book of business during the period. Effective January 1, 2007, we have excluded any initial losses recorded pursuant to Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, on loans purchased from trusts from our credit losses when the purchase price of delinquent loans that we purchase from Fannie Mae MBS trusts exceeds the fair value of the loans at the time of purchase. We have revised our presentation of credit losses for the three and six months ended June 30, 2006 to conform to the current period presentation. Refer to “Risk Management—Credit Risk Management—Mortgage Credit Risk Management—Credit Losses” for more information regarding this change in presentation.

Note:

*	Average balances for purposes of the ratio calculations are based on beginning and end of period balances.

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

Summary of Our Financial Results

Net income for the second quarter of 2007 was $1.9 billion, a decrease of $111 million, or 5%, from the second quarter of 2006. Diluted earnings per share decreased by 6% to $1.86 for the second quarter of 2007, from $1.97 for the second quarter of 2006.

Net income for the first six months of 2007 was $2.9 billion, a decrease of $1.2 billion, or 29%, from the first six months of 2006. Diluted earnings per share decreased by 30% to $2.72 for the first six months of 2007, from $3.91 for the first six months of 2006.

Refer to “Consolidated Results of Operations” below for a more detailed discussion of our financial results for the three and six months ended June 30, 2007, compared with the three and six months ended June 30, 2006.

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

Fair Value of Financial Instruments

Fair value is defined as the amount at which a financial instrument could be exchanged in a current transaction between willing, unrelated parties, other than in a forced or liquidation sale. We use one of the following three practices for estimating fair value, the selection of which is based on the availability and reliability of relevant market data: (1) actual, observable market prices or market prices obtained from multiple third parties when available; (2) market data and model-based interpolations using standard models widely accepted within the industry if market prices are not available; or (3) internally developed models that employ techniques such as a discounted cash flow approach and that include market-based assumptions, such as prepayment speeds and default and severity rates derived from internally developed models. Price transparency tends to be limited in less liquid markets where quoted market prices or observable market data may not be available. We regularly refine and enhance our valuation methodologies to correlate more closely to observable market data. When observable market prices or data are not readily available or do not exist, the estimation of fair value may require significant management judgment and assumptions. See “Part II—Item 1A—Risk Factors” for a discussion of the risks and uncertainties related to our use of valuation models.

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

CONSOLIDATED RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations is based on a comparison of our results between the second quarters of 2007 and 2006 and between the first six months of 2007 and 2006. Table 1 presents a summary of our unaudited condensed consolidated results of operations for these periods.

Table 1:  Summary of Condensed Consolidated Results of Operations

	For the		For the
	Three Months Ended		Six Months Ended		Quarterly		Year-to-Date
	June 30,		June 30,		Variance		Variance
	2007	2006	2007	2006	$	%	$	%
	(Dollars in millions, except per share amounts)

Net interest income	$1,193	$1,867	$2,387	$3,879	$(674)	(36)%	$(1,492)	(38)%
Guaranty fee income(1)	1,120	937	2,218	1,884	183	20	334	18
Trust management income(2)	150	—	314	—	150	—	314	—
Fee and other income(1)	262	42	470	333	220	524	137	41

Net revenues	2,725	2,846	5,389	6,096	(121)	(4)	(707)	(12)
Losses on certain guaranty contracts	(461)	(51)	(744)	(78)	(410)	(804)	(666)	(854)
Investment losses, net	(594)	(633)	(238)	(1,308)	39	6	1,070	82
Derivatives fair value gains, net	1,916	1,621	1,353	2,527	295	18	(1,174)	(46)
Losses from partnership investments	(215)	(188)	(380)	(382)	(27)	(14)	2	1
Administrative expenses	(660)	(780)	(1,358)	(1,488)	120	15	130	9
Credit-related expenses(3)	(518)	(158)	(839)	(260)	(360)	(228)	(579)	(223)
Other non-interest income (expense)(4)	(56)	5	(155)	(11)	(61)	(1,220)	(144)	(1,309)

Income before federal income taxes and extraordinary gains (losses)	2,137	2,662	3,028	5,096	(525)	(20)	(2,068)	(41)
Provision for federal income taxes	(187)	(610)	(114)	(1,019)	423	69	905	89
Extraordinary gains (losses), net of tax effect	(3)	6	(6)	7	(9)	(150)	(13)	(186)

Net income	$1,947	$2,058	$2,908	$4,084	$(111)	(5)%	$(1,176)	(29)%

Diluted earnings per common share	$1.86	$1.97	$2.72	$3.91	$(0.11)	(6)%	$(1.19)	(30)%

(1)	Certain prior period amounts that previously were included as a component of “Fee and other income” have been reclassified to “Guaranty fee income” to conform to the current period presentation.

(2)	We began separately reporting the revenues from trust management fees in our condensed consolidated statements of income effective January 1, 2007. We previously included these revenues, which totaled approximately $156 million and $299 million for the three and six months ended June 30, 2006, respectively, as a component of interest income.

(3)	Consists of provision for credit losses and foreclosed property expense.

(4)	Consists of debt extinguishment gains (losses), net, minority interest in earnings of consolidated subsidiaries and other expenses.

Our business generates revenues from four principal sources: net interest income, guaranty fee income, trust management income, and fee and other income. Other significant factors affecting our net income include changes in the fair value of our derivatives, the timing and size of investment gains and losses, equity investments, losses on certain guaranty contracts, credit-related expenses and administrative expenses. We provide a comparative discussion of the effect of our principal revenue sources and other listed items on our condensed consolidated results of operations for the three and six months ended June 30, 2007 and 2006 below. We also discuss other significant items presented in our unaudited condensed consolidated statements of income.

Net Interest Income

Table 2 presents analyses of our net interest income and net interest yield for the three and six months ended June 30, 2007 and 2006.

Table 2:  Analysis of Net Interest Income and Yield

	For the Three Months Ended June 30,
	2007			2006
		Interest	Average		Interest	Average
	Average	Income/	Rates	Average	Income/	Rates
	Balance(1)	Expense	Earned/Paid	Balance(1)	Expense	Earned/Paid
	(Dollars in millions)

Interest-earning assets:
Mortgage loans(2)	$390,034	$5,625	5.77%	$373,418	$5,204	5.57%
Mortgage securities	325,303	4,460	5.48	361,567	4,896	5.42
Non-mortgage securities(3)	68,515	928	5.36	54,697	685	4.95
Federal funds sold and securities purchased under agreements to resell	15,301	205	5.31	13,978	173	4.92
Advances to lenders	6,056	48	3.12	4,543	37	3.20

Total interest-earning assets	$805,209	$11,266	5.59%	$808,203	$10,995	5.44%

Interest-bearing liabilities:
Short-term debt	$159,817	$2,193	5.43%	$166,984	$1,904	4.51%
Long-term debt	611,777	7,879	5.15	612,008	7,221	4.72
Federal funds purchased and securities sold under agreements to repurchase	37	1	4.58	284	3	4.94

Total interest-bearing liabilities	$771,631	$10,073	5.21%	$779,276	$9,128	4.67%

Impact of net non-interest bearing funding	$33,578		0.22%	$28,927		0.16%

Net interest income/net interest yield(4)		$1,193	0.60%		$1,867	0.93%

	For the Six Months Ended June 30,
	2007			2006
		Interest	Average		Interest	Average
	Average	Income/	Rates	Average	Income/	Rates
	Balance(1)	Expense	Earned/Paid	Balance(1)	Expense	Earned/Paid
	(Dollars in millions)

Interest-earning assets:
Mortgage loans(2)	$388,095	$11,010	5.67%	$370,924	$10,286	5.55%
Mortgage securities	328,288	9,027	5.50	364,232	9,687	5.32
Non-mortgage securities(3)	65,355	1,764	5.37	49,064	1,171	4.75
Federal funds sold and securities purchased under agreements to resell	14,484	387	5.31	12,166	290	4.75
Advances to lenders	5,159	84	3.24	4,093	65	3.16

Total interest-earning assets	$801,381	$22,272	5.56%	$800,479	$21,499	5.37%

Interest-bearing liabilities:
Short-term debt	$161,022	$4,406	5.44%	$165,245	$3,550	4.27%
Long-term debt	607,399	15,475	5.10	604,287	14,063	4.65
Federal funds purchased and securities sold under agreements to repurchase	123	4	5.22	308	7	4.66

Total interest-bearing liabilities	$768,544	$19,885	5.17%	$769,840	$17,620	4.57%

Impact of net non-interest bearing funding	$32,837		0.21%	$30,639		0.17%

Net interest income/net interest yield(4)		$2,387	0.60%		$3,879	0.97%

(1)	The average balances for mortgage loans, advances to lenders and short- and long-term debt have been calculated based on the average of the amortized cost amount as of the beginning of each period and the amortized cost amount as of the end of each month within the respective period. This method was also used to calculate the average balance for mortgage securities for the three and six months ended June 30, 2006. The average balances for all other categories and periods have been calculated based on a daily average.

(2)	Includes nonaccrual loans with an average balance totaling $5.7 billion and $6.8 billion for the three months ended June 30, 2007 and 2006, respectively, and $5.9 billion and $7.3 billion for the six months ended June 30, 2007 and 2006, respectively.

(3)	Includes cash equivalents.

(4)	We calculate our net interest yield by dividing our annualized net interest income for the period by the average balance of our total interest-earning assets during the period.

Table 3 presents the total variance, or change, in our net interest income between the three months ended June 30, 2007 and 2006, and the six months ended June 30, 2007 and 2006, and the extent to which that variance is attributable to (1) changes in the volume of our interest-earning assets and interest-bearing liabilities or (2) changes in the interest rates of these assets and liabilities.

Table 3:  Rate/Volume Analysis of Net Interest Income

				For the Six Months Ended
	For the Three Months Ended June 30, 2007 vs. 2006			June 30, 2007 vs. 2006
	Total	Variance Due to:(1)		Total	Variance Due to:(1)
	Variance	Volume	Rate	Variance	Volume	Rate
	(Dollars in millions)

Interest income:
Mortgage loans	$421	$236	$185	$724	$484	$240
Mortgage securities	(436)	(496)	60	(660)	(980)	320
Non-mortgage securities(2)	243	183	60	593	425	168
Federal funds sold and securities purchased under agreements to resell	32	17	15	97	60	37
Advances to lenders	11	12	(1)	19	17	2

Total interest income	271	(48)	319	773	6	767

Interest expense:
Short-term debt	289	(85)	374	856	(93)	949
Long-term debt	658	(3)	661	1,412	73	1,339
Federal funds purchased and securities sold under agreements to repurchase	(2)	(2)	—	(3)	(4)	1

Total interest expense	945	(90)	1,035	2,265	(24)	2,289

Net interest income	$(674)	$42	$(716)	$(1,492)	$30	$(1,522)

(1)	Combined rate/volume variances are allocated to both rate and volume based on the relative size of each variance.

(2)	Includes cash equivalents.

Net interest income of $1.2 billion for the second quarter of 2007 decreased by 36% from the second quarter of 2006, driven by a 35% (33 basis points) decline in our net interest yield to 0.60%. The overall increase of 54 basis points in the average cost of our debt, to 5.21%, more than offset a 15 basis points increase in the average yield on our interest-earning assets, to 5.59%.

Net interest income of $2.4 billion for the first six months of 2007 decreased by 38% from the first six months of 2006, driven by a 38% (37 basis points) decline in our net interest yield to 0.60%. The overall increase of 60 basis points in the average cost of our debt, to 5.17%, more than offset a 19 basis points increase in the average yield on our interest-earning assets, to 5.56%.

We continued to experience compression in our net interest yield during the first six months of 2007, largely attributable to the increase in our short-term and long-term debt costs as we continued to replace, at higher interest rates, maturing debt that we had issued at lower interest rates during the past few years. In addition, as discussed below, effective January 1, 2007, we reclassified the fees we receive from the interest earned on cash flows between the date of remittance by servicers and the date of distribution to MBS certificateholders, which we refer to as float income, from “Interest income” to “Trust management income.” The reclassification of these fees contributed to the decrease in our net interest yield, resulting in a reduction of approximately 7 basis points for the three months ended June 30, 2007 and 8 basis points for the six months ended June 30, 2007.

As discussed below in “Derivatives Fair Value Gains, Net,” we consider the net contractual interest accruals on our interest rate swaps to be part of the cost of funding our mortgage investments. These amounts, however, are reflected in our condensed consolidated statements of income as a component of “Derivatives fair value gains, net.” Although we experienced an increase in the average cost of our debt for the three and six months ended June 30, 2007, we recorded net contractual interest income on our interest rate swaps totaling $64 million and $98 million for the three and six months ended June 30, 2007, respectively. In comparison, we recorded net contractual interest expense of $68 million and $239 million for the three and six months ended June 30, 2006, respectively. The economic effect of the interest accruals on our interest rate swaps, which is not reflected in the comparative net interest yields presented above, resulted in a reduction in our funding costs of approximately 3 basis points for both the three and six months ended June 30, 2007. The effect of interest accruals on our interest rate swaps also resulted in an increase in our funding costs of approximately 4 basis points and approximately 6 basis points for the three and six months ended June 30, 2006.

Our net interest yield was 0.52% and 0.57% for the three and nine months ended September 30, 2007. Based on the current composition of our portfolio, our expected investment activity for the remainder of the year and the current interest rate environment, we expect our net interest yield to remain relatively stable for the remainder of 2007.

Guaranty Fee Income

Table 4 shows the components of our guaranty fee income, our average effective guaranty fee rate, and Fannie Mae MBS activity for the three and six months ended June 30, 2007 and 2006.

Table 4:  Guaranty Fee Income and Average Effective Guaranty Fee Rate(1)

	For the Three Months Ended June 30,
	2007			2006
	Amount	Rate(2)		Amount	Rate(2)		Variance
	(Dollars in millions)

Guaranty fee income/average effective guaranty fee rate, excluding certain fair value adjustments and buy-up impairment	$1,104	21.2	bp	$937	19.8	bp	18%
Net change in fair value of buy-ups and guaranty assets(3)	17	0.3		—	—		—
Buy-up impairment	(1)	—		—	—		—

Guaranty fee income/average effective guaranty fee rate(4)(5)	$1,120	21.5	bp	$937	19.8	bp	20%

Average outstanding Fannie Mae MBS and other guaranties(6)	$2,080,676			$1,892,208			10%
Fannie Mae MBS issues(7)	149,879			118,902			26

	For the Six Months Ended June 30,
	2007			2006
	Amount	Rate(2)		Amount	Rate(2)		Variance
	(Dollars in millions)

Guaranty fee income/average effective guaranty fee rate, excluding certain fair value adjustments and buy-up impairment	$2,204	21.5	bp	$1,886	20.1	bp	17%
Net change in fair value of buy-ups and guaranty assets(3)	19	0.1		—	—		—
Buy-up impairment	(5)	—		(2)	—		150

Guaranty fee income/average effective guaranty fee rate(4)(5)	$2,218	21.6	bp	$1,884	20.1	bp	18%

Average outstanding Fannie Mae MBS and other guaranties(6)	$2,050,797			$1,874,764			9%
Fannie Mae MBS issues(7)	282,302			233,461			21

(1)	Guaranty fee income consists of contractual guaranty fees related to Fannie Mae MBS held in our portfolio and held by third-party investors, adjusted for (1) the amortization of upfront fees and impairment of guaranty assets, net of a proportionate reduction in the related guaranty obligation and deferred profit, and (2) impairment of buy-ups. The average effective guaranty fee rate reflects our average contractual guaranty fee rate adjusted for the impact of amortization of deferred amounts and buy-up impairment. Losses recognized at inception on certain guaranty contracts are excluded from guaranty fee income and the average effective guaranty fee rate, but as described in footnote 5 below the subsequent recovery of these losses over the life of the loans underlying the MBS issuances is reflected in our guaranty fee income and the average effective guaranty fee rate.

(2)	Presented in annualized basis points and calculated based on guaranty fee income components divided by average outstanding Fannie Mae MBS and other guaranties for each respective period.

(3)	Consists of the effect of the net change in fair value of buy-ups and guaranty assets from portfolio securitization transactions subsequent to January 1, 2007. We include the net change in fair value of buy-ups and guaranty assets from portfolio securitization transactions in guaranty fee income in our condensed consolidated statements of income pursuant to our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS 133 and SFAS 140 (“SFAS 155”). We prospectively adopted SFAS 155 effective January 1, 2007. Accordingly, we did not record a fair value adjustment in earnings during 2006.

(4)	Certain prior period amounts that previously were included as a component of “Fee and other income” have been reclassified to “Guaranty fee income” to conform to the current period presentation.

(5)	Losses recognized at inception on certain guaranty contracts are recorded as a component of our guaranty obligation. We amortize a portion of our guaranty obligation, which includes these losses, into income each period in proportion to the reduction in the guaranty asset for payments received. This amortization increases our guaranty fee income and reduces the related guaranty obligation. The amortization of the guaranty obligation associated with losses recognized at inception on certain guaranty contracts totaled $91 million and $42 million for the three months ended June 30, 2007 and 2006, respectively, and $183 million and $97 million for the six months ended June 30, 2007 and 2006, respectively.

(6)	Other guaranties includes $35.3 billion and $19.7 billion as of June 30, 2007 and December 31, 2006, respectively, and $22.0 billion and $19.2 billion as of June 30, 2006 and December 31, 2005, respectively, related to long-term standby commitments we have issued and credit enhancements we have provided.

(7)	Reflects unpaid principal balance of Fannie Mae MBS issued and guaranteed by us, including mortgage loans held in our portfolio that we securitized during the period and Fannie Mae MBS issued during the period that we acquired for our portfolio.

The 20% increase in guaranty fee income for the second quarter of 2007 from the second quarter of 2006 resulted from a 10% increase in average outstanding Fannie Mae MBS and other guaranties, and a 9% increase in the average effective guaranty fee rate to 21.5 basis points from 19.8 basis points.

The 18% increase in guaranty fee income for the first six months of 2007 from the first six months of 2006 resulted from a 9% increase in average outstanding Fannie Mae MBS and other guaranties, and a 7% increase in the average effective guaranty fee rate to 21.6 basis points from 20.1 basis points.

Growth in average outstanding Fannie Mae MBS and other guaranties for the three and six months ended June 30, 2007 was attributable to an increase in Fannie Mae MBS issuances and a slower liquidation rate on our mortgage credit book of business. Although mortgage origination volumes fell during the first six months of 2007, our market share of MBS issuances increased due to the shift in the product mix of mortgage originations back to more traditional conforming products, such as 30-year fixed-rate loans, which represent our core product and historically have accounted for the majority of our new business volume, and reduced competition from private-label issuers of mortgage-related securities.

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

Trust Management Income

Trust management income totaled $150 million and $314 million for the three and six months ended June 30, 2007, respectively. Trust management income consists of the fees that we earn as master servicer, issuer and trustee for Fannie Mae MBS. We derive these fees from the interest earned on cash flows between the date of remittance by servicers and the date of distribution to MBS certificateholders, which we refer to as float income. Prior to November 2006, funds received from servicers were commingled with our corporate assets. Because our compensation for these roles could not be segregated, we included these amounts, which totaled approximately $156 million and approximately $299 million for the three and six months ended June 30, 2006, respectively, as a component of “Interest income” in our condensed consolidated statements of income. In November 2006, we made operational changes to segregate these funds from our corporate assets. Accordingly, we began separately reporting this compensation as “Trust management income” in our condensed consolidated statements of income effective January 1, 2007.

Fee and Other Income

Fee and other income increased to $262 million in the second quarter of 2007, from $42 million in the second quarter of 2006. The $220 million increase in fee and other income in the second quarter of 2007 resulted from changes in foreign currency exchange rates and an increase in multifamily fees. We recorded a foreign currency exchange gain of $9 million on our foreign-denominated debt in the second quarter of 2007, compared with a foreign currency exchange loss of $161 million in the second quarter of 2006, due to the strengthening of the U.S. dollar against the Japanese yen during the second quarter of 2007. Our foreign currency exchange gains (losses) are offset in part by corresponding net losses (gains) on foreign currency swaps, which are recognized in our condensed consolidated statements of income as a component of “Derivatives fair value gains, net.” We seek to eliminate our exposure to fluctuations in foreign exchange rates by entering into foreign currency swaps that effectively convert debt denominated in a foreign currency to debt denominated in U.S. dollars.

Fee and other income increased to $470 million for the first six months of 2007, from $333 million for the first six months of 2006. The $137 million increase in fee and other income for the first six months of 2007 was due in part to the recognition of a foreign currency exchange loss of $55 million on our foreign-denominated debt for the first six months of 2007, compared with a foreign currency exchange loss of $160 million for the first six months of 2006. The reduction in foreign currency exchange losses was due to the strengthening of the U.S. dollar against the Japanese yen during the first six months of 2007. In addition, multifamily transaction fees increased by $70 million to $169 million for the first six months of 2007 due to an increase in multifamily loan prepayment and yield maintenance fees resulting from higher liquidations in the first six months of 2007 relative to the first six months of 2006. These increases in fee and other income were partially offset by a decrease in certain multifamily fees related to consolidated loans.

Losses on Certain Guaranty Contracts

Losses on certain guaranty contracts increased by $410 million to $461 million for the second quarter of 2007, from $51 million for the second quarter of 2006. Losses on certain guaranty contracts increased by $666 million to $744 million for the first six months of 2007, from $78 million for the first six months of 2006.

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

Following is an example to illustrate how losses recorded at inception on certain guaranty contracts affect our earnings over time. Assume that within one of our guaranty contracts, we have an individual Fannie Mae MBS issuance for which the present value of the guaranty fees we expect to receive over time based on both a five-

year contractual and expected life of the fixed-rate loans underlying the MBS totals $100. Based on market expectations, we estimate that a market participant would require $120 to assume the risk associated with our guaranty of the principal and interest due to investors in the MBS trust. To simplify the accounting in our example, we assume that the expected life of the underlying loans remains the same over the five-year contractual period and the annual scheduled principal and interest loan payments are equal over the five-year period.

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

As illustrated in the example, the $20 loss recognized at inception of the guaranty contract will be accreted into earnings over time as a component of guaranty fee income. For additional information on our accounting for guaranty transactions, which is more complex than the example presented, refer to our 2006 Form 10-K in “Notes to Consolidated Financial Statements—Note 1, Summary of Significant Accounting Policies.”

As credit conditions deteriorated during the first six months of 2007, the market’s expectation of future credit risk increased. This change in market conditions increased the estimated risk premium or compensation that a market participant would require to assume our guaranty obligations. As a result, the estimated fair value of our guaranty obligations related to MBS issuances increased, contributing to a higher level of losses at inception on certain of our MBS issuances. Our losses on certain guaranty contracts also were affected by the following during the first six months of 2007:

•	Lender Flow Transaction Contracts: We enter into flow transaction contracts that establish our base guaranty fee pricing with a lender for a specified period of time. Because pricing is fixed for a period of time, these contracts may limit our ability to immediately adjust our base guaranty fee pricing to reflect changes in market conditions. As the market risk premium increased during the first six months of 2007, we experienced an increase in the losses related to some of these contracts because we had established our base guaranty fee pricing for a specified time period and could not increase our prices to reflect the increased market risk. To address this in part, we have expanded our use of standard risk-based price adjustments that apply to all deliveries of loans with certain risk characteristics.

•	Affordability Mission—Housing Goals: Our efforts to increase the amount of mortgage financing that we make available to target populations and geographic areas to support our housing goals contributed to an increase in losses on certain guaranty contracts for the first six months of 2007, due to the higher credit

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

Investment Gains (Losses), Net

Table 5 summarizes the components of investment gains (losses), net, for the three and six months ended June 30, 2007 and 2006.

Table 5:  Investment Gains (Losses), Net

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in millions)

Other-than-temporary impairment on investment securities(1)	$—	$(414)	$(3)	$(846)
Lower-of-cost-or-market adjustments on held-for-sale loans	(115)	(50)	(118)	(92)
Gains (losses) on Fannie Mae portfolio securitizations, net	(11)	12	38	29
Gains on sale of investment securities, net	28	4	315	10
Unrealized losses on trading securities, net	(474)	(173)	(429)	(389)
Other investment losses, net	(22)	(12)	(41)	(20)

Investment losses, net	$(594)	$(633)	$(238)	$(1,308)

(1)	Excludes other-than-temporary impairment on guaranty assets and buy-ups as these amounts are recognized as a component of guaranty fee income.

The $39 million decrease in investment losses for the second quarter of 2007 from the second quarter of 2006 was primarily attributable to the following:

•	A decrease of $414 million in other-than-temporary impairment on investment securities. We recognized $414 million in other-than-temporary impairment during the second quarter of 2006 due to a general increase in interest rates during the quarter, which caused the fair value of certain securities that we designated for sale to decline below the carrying value of those securities. In contrast, we did not experience any other-than-temporary impairment during the second quarter of 2007.

•	An increase of $301 million in unrealized losses on trading securities. The increase in unrealized losses reflects the combined effect of an increase in our portfolio of mortgage-related securities classified as trading and a decrease in the fair value of these securities due to an increase in long-term interest rates during the quarter and a widening of credit spreads.

•	An increase of $65 million in lower-of-cost-or-market (“LOCOM”) adjustments on held-for-sale (“HFS”) loans. The increase in LOCOM adjustments was due to the combined effect of an increase in our portfolio of HFS loans and a significant increase in the sale of securities.

The $1.1 billion decrease in investment losses for the first six months of 2007 from the first six months 2006 was primarily attributable to the following:

•	A decrease of $843 million in other-than-temporary impairment on investment securities. We recognized $846 million in other-than-temporary impairment for the first six months of 2006 due to a general increase in interest rates during the period, which caused the fair value of certain securities that we designated for sale to decline below the carrying value of those securities. In contrast, we recognized only $3 million in other-than-temporary impairment for the first six months of 2007. We expect other-than-temporary impairment on investment securities for the full year 2007 to be significantly lower than the amount recorded in 2006.

•	An increase of $305 million in gains on sale of investment securities, net. We recorded net gains of $315 million and $10 million for the first six months of 2007 and 2006, respectively, related to the sale of securities totaling $25.1 billion and $24.8 billion, respectively. The investment gains recorded during the first six months of 2007 were attributable to the recovery in value of securities we sold that we had previously written down due to other-than-temporary impairment.

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

Derivatives Fair Value Gains, Net

Table 6 presents, by type of derivative instrument, the fair value gains and losses on our derivatives for the three and six months ended June 30, 2007 and 2006. Table 6 also includes an analysis of the components of derivatives fair value gains and losses attributable to net contractual interest income (expense) on our interest rate swaps, the net change in the fair value of terminated derivative contracts through the date of termination and the net change in the fair value of outstanding derivative contracts. The five-year interest rate swap rate, which is shown below in Table 6, is a key reference interest rate affecting the estimated fair value of our derivatives.

Table 6:  Derivatives Fair Value Gains, Net

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in millions)

Risk management derivatives:
Swaps:
Pay-fixed	$6,206	$4,264	$5,720	$9,050
Receive-fixed	(3,241)	(1,535)	(2,878)	(3,340)
Basis	(111)	(13)	(125)	(13)
Foreign currency(1)	(63)	126	(43)	97
Swaptions:
Pay-fixed	392	(100)	269	(103)
Receive-fixed	(1,356)	(1,203)	(1,659)	(3,356)
Interest rate caps	7	53	8	125
Other(2)	$2	$(3)	$1	$2

Risk management derivatives fair value gains, net	1,836	1,589	1,293	2,462
Mortgage commitment derivatives fair value gains, net	80	32	60	65

Total derivatives fair value gains, net	$1,916	$1,621	$1,353	$2,527

Risk management derivatives fair value gains (losses) attributable to:
Net contractual interest income (expense) on interest rate swaps	$64	$(68)	$98	$(239)
Net change in fair value of terminated derivative contracts from end of prior period to date of termination	(29)	8	(93)	(91)
Net change in fair value of outstanding derivative contracts, including derivative contracts entered into during the period	1,801	1,649	1,288	2,792

Risk management derivatives fair value gains, net(3)	$1,836	$1,589	$1,293	$2,462

	2007	2006

5-year swap rate:
As of January 1	5.10%	4.88%
As of March 31	4.99	5.31
As of June 30	5.50	5.65

(1)	Includes the effect of net contractual interest expense of approximately $16 million and $17 million for the three months ended June 30, 2007 and 2006, respectively, and $34 million and $35 million for the six months ended June 30, 2007 and 2006, respectively. The change in fair value of foreign currency swaps excluding this item resulted in a net loss of $47 million and a net gain of $143 million for the three months ended June 30, 2007 and 2006, respectively, and a net loss of $9 million and net gain of $132 million for the six months ended June 30, 2007 and 2006, respectively.

(2)	Includes MBS options, forward starting debt, swap credit enhancements and mortgage insurance contracts.

(3)	Reflects net derivatives fair value gains (losses) recognized in the condensed consolidated statements of income, excluding mortgage commitments.

As shown in Table 6 above, we recorded net contractual interest income on interest rate swaps for the three and six months ended June 30, 2007, compared with net contractual interest expense for the three and six months ended June 30, 2006. Although these amounts are included in the net derivatives fair value gains recognized in our condensed consolidated statements of income, we consider the interest accruals on our interest rate swaps to be part of the cost of funding our mortgage investments.

As a result of the increase in swap rates during the second quarter and first six months of both 2007 and 2006, we recorded derivatives fair value gains during each period. These gains were largely attributable to fair value gains on our pay-fixed swaps, which were partially offset by fair value losses on our receive-fixed swaps. The derivatives fair value gains of $1.4 billion recorded for the first six months of 2007 were significantly lower than the gains of $2.5 billion recorded for the first six months of 2006 because of the magnitude of interest rate movements during each period. For example, while the 5-year swap rate, one of our key reference rates, increased during each period, the increase was 40 basis points for the first six months of 2007, compared with an increase of 77 basis points for the first six months of 2006.

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

Losses from Partnership Investments

Losses from partnership investments increased to $215 million for the second quarter of 2007, from $188 million for the second quarter of 2006. The increase in losses for the second quarter of 2007 was attributable to continuing increases in the amount we invest in federal low-income housing tax credit (“LIHTC”) partnerships. LIHTC partnerships generate tax credits and incur operational losses for which we obtain tax benefits through tax deductions. See “Provision for Federal Income Taxes” for a discussion of LIHTC tax benefits.

Losses from partnership investments decreased to $380 million for the first six months of 2007, from $382 million for the first six months of 2006. The decrease in losses for the first six months of 2007 was due to the recognition of a gain on the sale of investments in LIHTC partnerships in March 2007, which was offset by an increase in net operating losses from our continuing investments in LIHTC partnerships.

Administrative Expenses

Table 7 details the components of our administrative expenses, which include ongoing operating costs, as well as costs associated with our efforts to return to timely financial reporting.

Table 7:  Administrative Expenses

	For the
	Three Months Ended			For the
	June 30,			Six Months Ended June 30,
	2007	2006	Variance	2007	2006	Variance
	(Dollars in millions)

Ongoing operating costs(1)	$508	$494	3%	$1,035	$915	13%
Restatement and related regulatory expenses(2)	152	286	(47)	323	573	(44)

Total administrative expenses	$660	$780	(15)%	$1,358	$1,488	(9)%

(1)	Excludes costs associated with our efforts to return to timely financial reporting and also excludes various costs that we do not expect to incur on a regular basis.

(2)	Includes costs of restatement and related regulatory examinations, investigations and litigation, and costs associated with our efforts to return to timely financial reporting.

The decreases in administrative expenses for the second quarter of 2007 from the second quarter of 2006, and for the first six months of 2007 from the first six months of 2006, were due to a significant reduction in restatement and related regulatory expenses. This reduction was partially offset by an increase in our ongoing operating costs, resulting from the significant investment we have made to remediate material weaknesses in our internal control over financial reporting by enhancing our organizational structure and systems. Due in part to this investment, we expect our ongoing operating costs for 2007 to exceed those for 2006.

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

Credit-Related Expenses

Our credit-related expenses consist of our provision for credit losses and our foreclosed property expense. Our credit-related expenses increased to $518 million for the second quarter of 2007, from $158 million for the second quarter of 2006. Credit-related expenses increased to $839 million for the first six months of 2007, from $260 million for the first six months of 2006. Following is a discussion of changes in the components of our credit-related expenses for each comparable period.

The provision for credit losses increased by $290 million, or 201%, to $434 million for the second quarter of 2007, from $144 million for the second quarter of 2006. The provision for credit losses increased by $460 million, or 206%, to $683 million for the first six months of 2007, from $223 million for the first six months of 2006. The increase in each period is attributable to an increase in net charge-offs during each period. The increase in net charge-offs in each period reflects higher default rates and an increase in the average amount of loss per loan, or charge-off severity, resulting from continued economic weakness in the Midwest region and the national decline in home prices during the first six months of 2007. The higher default rates are, in part, due to earlier than anticipated defaults on loans originated in 2006. The increase in charge-off severity is attributable to the combined effect of the national decline in home prices and the higher unpaid principal balances of these loans going to foreclosure.

Foreclosed property expense increased by $70 million, or 500%, to $84 million for the second quarter of 2007, from $14 million for the second quarter of 2006. Foreclosed property expense increased by $119 million, or 322%, to $156 million for the first six months of 2007, from $37 million for the first six months of 2006. These increases were driven by an increase in the inventory of foreclosed properties and rapidly declining sales prices on foreclosed properties, particularly in the Midwest, which accounted for the majority of the increase in our foreclosed property expense in each period. The national decline in home prices has contributed to further increases in foreclosure activity.

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

Home prices have continued to decline since the end of the second quarter of 2007, and we expect they will continue to decline for the remainder of 2007 and in 2008. As a result, we expect significant increases in our serious delinquency rates, foreclosure activity, credit losses and credit-related expenses for 2007 compared with 2006, and for 2008 compared with 2007. We provide additional detail on our credit losses and factors affecting our allowance for loan losses and reserve for guaranty losses in “Risk Management—Credit Risk Management—Mortgage Credit Risk Management.”

Other Non-Interest Income (Expense)

We recorded other non-interest expenses of $56 million for the second quarter of 2007, compared with other non-interest income of $5 million for the second quarter of 2006. We recorded other non-interest expenses of $155 million and $11 million for the first six months of 2007 and 2006, respectively. The increase in expenses for each period was predominately due to higher credit enhancement expenses and a reduction in the amount of net gains recognized on the extinguishment of debt.

Federal Income Taxes

Our effective federal income tax rate, excluding the provision for taxes related to extraordinary amounts, was 9% and 23% for the second quarter of 2007 and 2006, respectively, and 4% and 20% for the first six months of 2007 and 2006, respectively. The difference between our federal statutory rate of 35% and our effective tax rate is primarily due to the tax benefits we receive from our investments in LIHTC partnerships and other equity investments that help to support our affordable housing mission. In calculating our interim provision for income taxes, we use an estimate of our annual effective tax rate, which we update each quarter based on actual historical information and forward-looking estimates. The estimated annual effective tax rate may fluctuate each period based upon changes in facts and circumstances, if any, as compared to those forecasted at the beginning of the year and each interim period thereafter. The variance in our effective tax rate between periods is primarily due to the combined effect of fluctuations in our actual pre-tax income and our estimated annual taxable income, which affects the relative tax benefit we expect to receive from tax-exempt income and tax credits, and changes in the actual dollar amount of these tax benefits.

BUSINESS SEGMENT RESULTS

Results of our three business segments are intended to reflect each segment as if it were a stand-alone business. We describe the management reporting and allocation process used to generate our segment results in our 2006 Form 10-K in “Notes to Consolidated Financial Statements—Note 15, Segment Reporting.” We summarize our segment results for the three and six months ended June 30, 2007 and 2006 in the tables below and provide a discussion of these results. We include more detail on our segment results in “Notes to Condensed Consolidated Financial Statements—Note 12, Segment Reporting.”

Single-Family Business

Net income for our Single-Family business decreased by $396 million, or 74%, to $136 million for the second quarter of 2007, from $532 million for the second quarter of 2006. Net income for our Single-Family business decreased by $616 million, or 56%, to $491 million for the first six months of 2007, from $1.1 billion for the first six months of 2006. Table 8 summarizes the financial results for our Single-Family business for the periods indicated. The primary source of revenue for our Single-Family business is guaranty fee income. Other sources of revenue include trust management income and technology and other fees. Expenses primarily include credit-related expenses, losses on certain guaranty contracts and administrative expenses.

Table 8:  Single-Family Business Results

	For the		For the
	Three Months Ended		Six Months Ended		Quarterly		Year-to-Date
	June 30,		June 30,		Variance		Variance
	2007	2006	2007	2006	$	%	$	%
	(Dollars in millions)

Income Statement Data:
Guaranty fee income	$1,304	$1,085	$2,591	$2,164	$219	20%	$427	20%
Trust management income(1)	141	—	295	—	141	—	295	—
Other income(2)	180	355	351	685	(175)	(49)	(334)	(49)
Losses on certain guaranty contracts	(451)	(48)	(731)	(74)	(403)	(840)	(657)	(888)
Credit-related expenses(3)	(519)	(146)	(845)	(258)	(373)	(255)	(587)	(228)
Other expenses(4)	(450)	(433)	(913)	(822)	(17)	(4)	(91)	(11)

Income before federal income taxes	205	813	748	1,695	(608)	(75)	(947)	(56)
Provision for federal income taxes	(69)	(281)	(257)	(588)	212	75	331	56

Net income	$136	$532	$491	$1,107	$(396)	(74)%	$(616)	(56)%

Other Key Performance Data:
Average single-family guaranty book of business(5)	$2,349,006	$2,156,059	$2,318,897	$2,136,854	$192,947	9%	$182,043	9%

(1)	Effective January 1, 2007, we began separately reporting our float income as “Trust management income.” Float income for 2006 is included in “Other income.”

(2)	Consists of net interest income, investment gains and losses, and fee and other income.

(3)	Consists of the provision for credit losses and foreclosed property expense.

(4)	Consists of administrative expenses and other expenses.

(5)	The single-family guaranty book of business consists of single-family mortgage loans held in our portfolio, single-family Fannie Mae MBS held in our portfolio, single-family Fannie Mae MBS held by third parties and other single-family credit enhancements that we provide.

Key factors affecting the results of our Single-Family business for the three and six months ended June 30, 2007, compared with the three and six months ended June 30, 2006 included the following.

•	Increased guaranty fee income for both the three and six months ended June 30, 2007, attributable to an increase in the average single-family guaranty book of business, coupled with an increase in the average effective single-family guaranty fee rate.

—	The growth in our average single-family guaranty book of business was due to strong growth in single-family Fannie Mae MBS issuances and a decrease in the liquidation rate of the single-family guaranty book of business. Total single-family Fannie Mae MBS outstanding increased to $2.0 trillion as of June 30, 2007, from $1.9 trillion as of December 31, 2006. Our estimated overall market share of new single-family mortgage-related securities issuances increased to approximately 27.9% for the second quarter of 2007, from approximately 22.8% for the second quarter of 2006. Our market share has continued to increase since the end of the second quarter of 2007, due to the shift in the product mix of mortgage originations to more traditional conforming fixed-rate loans and reduced competition from private-label issuers of mortgage-related securities. These market share estimates are based on publicly available data and exclude previously securitized mortgages.

—	The growth in our average effective single-family guaranty fee rate resulted from targeted pricing increases on new business due to the increase in the market pricing of mortgage credit risk, an increase in our acquisition of Alt-A mortgage loans, which generally have higher guaranty fee rates, and an increase in the accretion of our guaranty obligation and deferred profit into income in the first six months of 2007 as compared with the same period in 2006.

•	Significantly higher losses on certain guaranty contracts for both the three and six months ended June 30, 2007, due to the deterioration in home prices and overall housing market conditions during the first six months of 2007, which led to an increase in mortgage and credit risk pricing that resulted in an increase in the estimated fair value of our guaranty obligations. As a result, we recorded increased losses on certain guaranty contracts, in conjunction with our MBS issuances during the second quarter and first six months of 2007.

•	A substantial increase in credit-related expenses for both the three and six months ended June 30, 2007, reflecting an increase in both the provision for credit losses and foreclosed property expense due to the continued impact of weak economic conditions in the Midwest and the effect of the national decline in home prices.

•	A relatively stable effective income tax rate of 34% for the three and six months ended June 30, 2007, compared with 35% for the three and six months ended June 30, 2006.

HCD Business

Net income for our HCD business increased by $21 million, or 24%, to $110 million for the second quarter of 2007, from $89 million for the second quarter of 2006. Net income for our HCD business increased by $38 million, or 16%, to $273 million for the first six months of 2007, from $235 million for the first six months of 2006. Table 9 summarizes the financial results for our HCD business for the periods indicated. The primary sources of revenue for our HCD business are guaranty fee income and other income. Expenses primarily include administrative expenses, credit-related expenses and net operating losses associated with LIHTC investments. The losses on our LIHTC investments are offset by the tax benefits generated from these investments.

Table 9:  HCD Business Results

	For the		For the
	Three Months Ended		Six Months Ended		Quarterly		Year-to-Date
	June 30,		June 30,		Variance		Variance
	2007	2006	2007	2006	$	%	$	%
	(Dollars in millions)

Income Statement Data:
Guaranty fee income(1)	$110	$125	$211	$261	$(15)	(12)%	$(50)	(19)%
Other income(1)(2)	106	53	200	106	53	100	94	89
Losses on partnership investments	(215)	(188)	(380)	(382)	(27)	(14)	2	1
Credit-related expenses(3)	1	(12)	6	(2)	13	108	8	400
Other expenses(4)	(263)	(246)	(510)	(433)	(17)	(7)	(77)	(18)

Loss before federal income taxes	(261)	(268)	(473)	(450)	7	3	(23)	(5)
Benefit for federal income taxes	371	357	746	685	14	4	61	9

Net income	$110	$89	$273	$235	$21	24%	$38	16%

Other Key Performance Data:
Average multifamily guaranty book of business(5)	$126,575	$116,427	$124,818	$117,870	$10,148	9%	$6,948	6%

(1)	Certain prior period amounts that previously were included as a component of “Fee and other income” have been reclassified to “Guaranty fee income” to conform to the current period presentation.

(2)	Consists of trust management income and fee and other income.

(3)	Consists of the benefit for credit losses and foreclosed property income.

(4)	Consists of net interest expense, losses on certain guaranty contracts, administrative expenses, minority interest in earnings of consolidated subsidiaries and other expenses.

(5)	The multifamily guaranty book of business consists of multifamily mortgage loans held in our portfolio, multifamily Fannie Mae MBS held in our portfolio, multifamily Fannie Mae MBS held by third parties and other multifamily credit enhancements that we provide.

Key factors affecting the results of our HCD business for the three and six months ended June 30, 2007, compared with the three and six months ended June 30, 2006 included the following.

•	Decreased guaranty fee income for both the three and six months ended June 30, 2007, resulting from a decline in the average effective multifamily guaranty fee rate, which was partially offset by an increase in the average multifamily guaranty book of business. The decline in our average effective multifamily guaranty fee rate for both the three and six months ended June 30, 2007 was due in part to the amortization and recognition of deferred profits in 2006 related to a large multifamily transaction that was terminated in December 2006. In addition, our HCD business continued to experience competitive fee pressure from private-label issuers of commercial mortgage-backed securities during the first six months of 2007.

•	An increase in losses on partnership investments for the second quarter of 2007, due to the continuing increases in the amount we invest in LIHTC partnerships. Losses on partnership investments declined slightly for the first six months of 2007 as a result of the recognition of a gain on the sale of investments in LIHTC partnerships in March 2007, which was offset by an increase in net operating losses from our continuing investments in LIHTC partnerships.

•	An increase in other income for the first six months of 2007, due to an increase in multifamily loan prepayment and yield maintenance fees resulting from higher liquidations in the first six months of 2007 relative to the first six months of 2006.

•	An increase in other expenses for the first six months of 2007, resulting from higher net interest expense associated with an increase in segment assets and higher credit enhancement expenses.

•	An increase in the relative tax benefit generated by our LIHTC investments due to the overall reduction in our consolidated pre-tax income and increase in the proportion of our pre-tax income offset by these tax benefits.

Capital Markets Group

Net income for our Capital Markets group increased by $264 million, or 18%, to $1.7 billion for the second quarter of 2007, from $1.4 billion for the second quarter of 2006. Net income for our Capital Markets group decreased by $598 million, or 22%, to $2.1 billion for the first six months of 2007, from $2.7 billion for the first six months of 2006. Table 10 summarizes the financial results for our Capital Markets group for the periods indicated. The primary sources of revenue for our Capital Markets group are net interest income and fee and other income. Expenses primarily consist of administrative expenses. Derivatives fair value gains and losses, investment gains and losses, and debt extinguishment gains and losses also have a significant impact on the financial performance of our Capital Markets group.

Table 10:  Capital Markets Business Results

	For the		For the
	Three Months Ended		Six Months Ended		Quarterly		Year-to-Date
	June 30,		June 30,		Variance		Variance
	2007	2006	2007	2006	$	%	$	%
	(Dollars in millions)

Net interest income	$1,182	$1,685	$2,391	$3,527	$(503)	(30)%	$(1,136)	(32)%
Investment losses, net	(587)	(663)	(239)	(1,360)	76	11	1,121	82
Derivatives fair value gains, net	1,916	1,621	1,353	2,527	295	18	(1,174)	(46)
Fee and other income	92	(73)	132	102	165	226	30	29
Other expenses(1)	(410)	(453)	(884)	(945)	43	9	61	6

Income before federal income taxes and extraordinary gains (losses), net of tax effect	2,193	2,117	2,753	3,851	76	4	(1,098)	(29)
Provision for federal income taxes	(489)	(686)	(603)	(1,116)	197	29	513	46
Extraordinary (losses) gains, net of tax effect	(3)	6	(6)	7	(9)	(150)	(13)	(186)

Net income	$1,701	$1,437	$2,144	$2,742	$264	18%	$(598)	(22)%

(1)	Includes debt extinguishment gains (losses), guaranty fee expense, administrative expenses and other expenses.

Key factors affecting the results of our Capital Markets group for the three and six months ended June 30, 2007, compared with the three and six months ended June 30, 2006 included the following.

•	A significant reduction in net interest income for both the three and six months ended June 30, 2007 due to continued compression in our net interest yield, largely attributable to the increase in our short-term and long-term debt costs as we continued to replace, at higher interest rates, maturing debt that we had issued at lower interest rates during the past few years.

•	A reduction in net investment losses, due to a lower level of other-than-temporary impairment on investment securities and an increase in gains on the sale of investment securities, which were partially offset by an increase in unrealized losses on trading securities.

—	We did not experience any significant other-than-temporary impairment for the three and six months ended June 30, 2007. In contrast, we recognized other-than-temporary impairment on investment securities totaling $414 million and $846 million for the three and six months ended June 30, 2006, due to the general increase in interest rates during each period, which caused the fair value of certain securities that we designated for sale to decline below the carrying value of those securities.

—	We experienced an increase in gains on the sale of investment securities for the three and six months ended June 30, 2007, due to the recovery in value of securities we sold that we had previously written down due to other-than-temporary impairment.

—	We recorded an increased level of unrealized losses on trading securities for the three and six months ended June 30, 2007, reflecting the combined effect of an increase in our portfolio of mortgage-

related securities classified as trading and a decrease in the fair value of these securities due to wider credit spreads.

•	Derivatives fair value gains of $1.9 billion and $1.6 billion for the second quarter of 2007 and the second quarter of 2006, respectively, which were largely attributable to an increase in swap rates in each period that resulted in fair value gains on our pay-fixed swaps, which were partially offset by fair value losses on our receive-fixed swaps. We also recorded derivatives fair value gains for the first six months of 2007 and 2006 because of an increase in swap rates during each period. However, the net gains of $1.4 billion recorded for the first six months of 2007 were significantly lower than the net gains of $2.5 billion recorded for the first six months of 2006 because the movement in swap rates in 2007 was not as large.

•	An increase in fee and other income attributable to a reduction in foreign currency exchange losses on our foreign-denominated debt.

•	An effective income tax rate of 22% and 22% for the three and six months ended June 30, 2007, respectively, compared with 32% and 29% for the three and six months ended June 30, 2006. The reduction in the effective tax rate below the statutory rate was primarily due to tax-exempt income generated from our investments in mortgage revenue bonds.

CONSOLIDATED BALANCE SHEET ANALYSIS

Our total assets of $857.8 billion as of June 30, 2007 increased by $13.9 billion, or 2%, from December 31, 2006. Our total liabilities of $818.0 billion as of June 30, 2007 increased by $15.7 billion, or 2%, from December 31, 2006. Stockholders’ equity of $39.7 billion as of June 30, 2007 reflected a decrease of $1.8 billion, or 4%, from December 31, 2006. Following is a discussion of material changes since December 31, 2006 in the major components of our assets and liabilities.

Mortgage Investments

Table 11 shows the composition of our mortgage portfolio by product type and the carrying value, which reflects the net impact of our purchases, sales and liquidations, of these products as of June 30, 2007 and December 31, 2006.

Table 11:  Mortgage Portfolio Composition(1)

	As of
	June 30,	December 31,
	2007	2006
	(Dollars in millions)

Mortgage loans:(2)
Single-family:
Government insured or guaranteed	$21,970	$20,106
Conventional:
Long-term, fixed-rate	199,835	202,339
Intermediate-term, fixed-rate(3)	49,755	53,438
Adjustable-rate	48,903	46,820

Total conventional single-family	298,493	302,597

Total single-family	320,463	322,703

	As of
	June 30,	December 31,
	2007	2006
	(Dollars in millions)

Multifamily:
Government insured or guaranteed	895	968
Conventional:
Long-term, fixed-rate	5,085	5,098
Intermediate-term, fixed-rate(3)	60,714	50,847
Adjustable-rate	5,533	3,429

Total conventional multifamily	71,332	59,374

Total multifamily	72,227	60,342

Total mortgage loans	392,690	383,045

Unamortized premiums and other cost basis adjustments, net	833	943
Lower of cost or market adjustments on loans held for sale	(135)	(93)
Allowance for loan losses for loans held for investment	(337)	(340)

Total mortgage loans, net	393,051	383,555

Mortgage-related securities:
Fannie Mae single-class MBS	108,367	124,383
Non-Fannie Mae single-class mortgage securities	28,514	27,980
Fannie Mae structured MBS	71,493	75,261
Non-Fannie Mae structured mortgage securities(4)	105,593	97,399
Mortgage revenue bonds	16,359	16,924
Other mortgage-related securities	3,633	3,940

Total mortgage-related securities	333,959	345,887

Market value adjustments(5)	(5,687)	(1,261)
Other-than-temporary impairments	(610)	(1,004)
Unamortized premiums (discounts) and other cost basis adjustments, net(6)	(1,039)	(1,083)

Total mortgage-related securities, net	326,623	342,539

Mortgage portfolio, net(7)	$719,674	$726,094

(1)	Mortgage loans and mortgage-related securities are reported at unpaid principal balance.

(2)	Mortgage loans include unpaid principal balance totaling $101.6 billion and $105.5 billion as of June 30, 2007 and December 31, 2006, respectively, related to mortgage-related securities that were consolidated under Financial Accounting Standards Board Interpretation (“FIN”) No. 46R (revised December 2003), Consolidation of Variable Interest Entities (an interpretation of ARB No. 51) (“FIN 46R”), and mortgage-related securities created from securitization transactions that did not meet the sales criteria under SFAS No. 140, Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125) (“SFAS 140”), which effectively resulted in mortgage-related securities being accounted for as loans.

(3)	Intermediate-term, fixed-rate consists of mortgage loans with contractual maturities at purchase equal to or less than 15 years.

(4)	As of June 30, 2007, $76.5 billion of this amount consists of private-label mortgage-related securities backed by subprime or Alt-A mortgage loans. Refer to “Risk Management—Credit Risk Management—Mortgage Credit Risk Management—Mortgage Credit Book of Business” for a description of our investments in subprime and Alt-A securities.

(5)	Includes unrealized gains and losses on mortgage-related securities and securities commitments classified as trading and available-for-sale.

(6)	Includes the impact of other-than-temporary impairments of cost basis adjustments.

(7)	Includes consolidated mortgage-related assets acquired through the assumption of debt. Also includes $802 million and $448 million as of June 30, 2007 and December 31, 2006, respectively, of mortgage loans and mortgage-related securities that we have pledged as collateral and for which counterparties have the right to sell or repledge.

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

Table 12 compares our mortgage portfolio activity for the three and six months ended June 30, 2007 and 2006.

Table 12:  Mortgage Portfolio Activity(1)

	For the				For the
	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
	2007	2006	$	%	2007	2006	$	%
	(Dollars in millions)

Purchases	$48,676	$60,780	$(12,104)	(20)%	$84,833	$98,764	$(13,931)	(14)%
Sales	8,092	15,380	(7,288)	(47)	25,079	24,836	243	1
Liquidations	30,917	36,049	(5,132)	(14)	61,994	70,582	(8,588)	(12)

(1)	The amounts provided represent the unpaid principal balances. These unpaid principal balance amounts, which represent statistical measures of business activity, do not reflect certain GAAP adjustments, including market valuation adjustments, allowance for loan losses, impairments, unamortized premiums and discounts, and the impact of consolidation of variable interest entities.

We selectively identify and purchase mortgage assets that meet our targeted risk-adjusted return thresholds. We typically are a more active purchaser when mortgage-to-debt spreads are wider and the prices of mortgage assets are lower. We generally reduce our purchases when mortgage-to-debt spreads are narrower and prices are higher. Our level of portfolio purchases decreased during the three and six months ended June 30, 2007 as compared with the same periods in 2006, due to lower market volumes resulting from the reduction in mortgage origination activity and a more limited availability of mortgage assets that met our risk-adjusted return thresholds. While our levels of portfolio sales for the first six months of 2007 were comparable to the first six months of 2006, we experienced a decrease in sales activity during the second quarter of 2007. The decrease in mortgage liquidations for the three and six months ended June 30, 2007 was largely attributable to the decline in home prices, which reduced the level of refinancing activity relative to the same periods in the prior year.

Liquid Investments

Our liquid assets consist of non-mortgage investments, cash and cash equivalents, and funding agreements with our lenders, including advances to lenders and repurchase agreements. Our non-mortgage investments, which account for the majority of our liquid assets, primarily consist of high-quality securities that are readily marketable or have short-term maturities, such as commercial paper. Our liquid assets, net of cash equivalents pledged as collateral, totaled approximately $82.9 billion and $69.4 billion as of June 30, 2007 and December 31, 2006, respectively. Our non-mortgage investments, which are carried at fair value in our condensed consolidated balance sheets, totaled $53.6 billion and $47.6 billion as of June 30, 2007 and December 31, 2006, respectively. We reduced the level of our liquid assets to $62.6 billion as of September 30, 2007. We provide additional detail on our non-mortgage investments in “Notes to Condensed Consolidated Financial Statements—Note 5, Investments in Securities.”

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

Available-for-Sale Securities

Although we report both our trading and available-for-sale (“AFS”) securities at fair value in our condensed consolidated balance sheets, changes in the fair value of our trading securities are reported in our earnings while changes in the fair value of our AFS securities are reported as a separate component of stockholders’ equity in accumulated other comprehensive income (“AOCI”). The estimated fair value and amortized cost of our AFS securities totaled $341.1 billion and $346.0 billion, respectively, as of June 30, 2007, and gross unrealized gains and gross unrealized losses recorded in AOCI related to these securities totaled $1.4 billion and $6.3 billion, respectively. In comparison, the estimated fair value and amortized cost of our AFS securities totaled $378.6 billion and $379.5 billion, respectively, as of December 31, 2006, and gross unrealized gains and gross unrealized losses recorded in AOCI totaled $2.8 billion and $3.7 billion, respectively.

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

Debt Instruments

We issue debt instruments as the primary means to fund our mortgage investments and manage our interest rate risk exposure. Table 13 shows the amount of our outstanding short-term borrowings and long-term debt as of June 30, 2007 and December 31, 2006.

Table 13:  Outstanding Debt(1)

	As of		As of
	June 30, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Outstanding	Rate	Outstanding	Rate
	(Dollars in millions)

Federal funds purchased and securities sold under agreements to repurchase	$912	4.72%	$700	5.36%

Short-term debt:
Fixed-rate	162,885	5.13	164,686	5.16
From consolidations	980	5.35	1,124	5.32

Total short-term debt	$163,865	5.13%	$165,810	5.16%

Long-term debt:
Senior fixed-rate	$586,965	5.15%	$576,099	4.98%
Senior floating-rate	12,201	5.96	5,522	5.06
Subordinated fixed-rate	10,936	6.11	12,852	5.91
From consolidations	6,712	5.84	6,763	5.98

Total long-term debt(2)	$616,814	5.19%	$601,236	5.01%

(1)	Outstanding debt amounts and weighted average interest rate reported in this table include the effect of unamortized discounts, premiums and other cost basis adjustments. The unpaid principal balance of outstanding debt, which excludes unamortized discounts, premiums and other cost basis adjustments, totaled $789.4 billion as of June 30, 2007, compared with $773.4 billion as of December 31, 2006.

(2)	Reported amounts include a net premium and cost basis adjustments of $12.4 billion and $11.9 billion as of June 30, 2007 and December 31, 2006, respectively.

Despite our portfolio limit, we have been an active issuer of both short- and long-term debt for refunding and rebalancing purposes. We present our debt activity in Table 15 in “Liquidity and Capital Management—Liquidity—Debt Funding.”

Derivative Instruments

We supplement our issuance of debt with interest rate-related derivatives to manage the prepayment and duration risk inherent in our mortgage investments. We present, by derivative instrument type, the estimated fair value of derivatives recorded in our condensed consolidated balance sheets and the related outstanding notional amount as of June 30, 2007 and December 31, 2006 in “Notes to Condensed Consolidated Financial Statements—Note 8, Derivative Instruments.”

Table 14 provides an analysis of the change in the estimated fair value of the net derivative asset (liability) amounts, excluding mortgage commitments, recorded in our condensed consolidated balance sheets between December 31, 2006 and June 30, 2007. As indicated in Table 14, we recorded a net derivative asset of $5.3 billion as of June 30, 2007 related to our risk management derivatives, compared with a net derivative asset of $3.7 billion as of December 31, 2006. The related outstanding notional amounts totaled $786.0 billion and $745.4 billion as of June 30, 2007 and December 31, 2006, respectively.

Table 14:	Changes in Risk Management Derivative Assets (Liabilities) at Fair Value, Net(1)

(Dollars in millions)

Net derivative asset as of December 31, 2006(2)	$3,725
Effect of cash payments:
Fair value at inception of contracts entered into during the period(3)	161
Fair value at date of termination of contracts settled during the period(4)	82
Periodic net cash contractual interest receipts	(8)

Total cash payments, net	235

Income statement impact of recognized amounts:
Periodic net contractual interest income on interest rate swaps	98
Net change in fair value during the period	1,195

Derivatives fair value gains, net(5)	1,293

Net derivative asset as of June 30, 2007(2)	$5,253

(1)	Excludes mortgage commitments.

(2)	Represents the net of “Derivative assets at fair value” and “Derivative liabilities at fair value” recorded in our condensed consolidated balance sheets, excluding mortgage commitments.

(3)	Primarily includes upfront premiums paid on option contracts.

(4)	Primarily represents cash paid upon termination of derivative contracts.

(5)	Reflects net derivatives fair value gains recognized in our condensed consolidated statements of income, excluding mortgage commitments.

The $1.5 billion increase in the fair value of the net derivative asset was largely attributable to the increase in the aggregate net fair value of our interest rate swaps due to the increase in swap rates between December 31, 2006 and June 30, 2007. We present, by derivative instrument type, our risk management derivative activity for the six months ended June 30, 2007, along with the stated maturities of our derivatives outstanding as of June 30, 2007, in Table 25 in “Risk Management—Interest Rate Risk Management and Other Market Risks.”

LIQUIDITY AND CAPITAL MANAGEMENT

Liquidity

Debt Funding

Our primary source of cash is proceeds from the issuance of our debt securities. As a result, we are dependent on our continuing ability to issue debt securities in the capital markets to meet our cash requirements. Table 15 summarizes our debt activity for the three and six months ended June 30, 2007 and 2006.

Table 15:  Debt Activity

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in millions)

Issued during the period:(1)
Short-term:(2)
Amount(3)	$346,473	$693,463	$783,167	$1,282,519
Weighted average interest rate	5.11%	4.86%	5.13%	4.66%
Long-term:
Amount(3)	$54,160	$52,927	$113,291	$99,213
Weighted average interest rate	5.58%	5.66%	5.57%	5.44%
Total issued:
Amount(3)	$400,633	$746,390	$896,458	$1,381,732
Weighted average interest rate	5.17%	4.92%	5.19%	4.71%
Redeemed during the period:(1)(4)
Short-term:(2)
Amount(3)	$340,874	$674,725	$784,222	$1,280,040
Weighted average interest rate	5.12%	4.75%	5.12%	4.54%
Long-term:
Amount(3)	$43,576	$48,282	$97,248	$76,560
Weighted average interest rate	4.75%	3.30%	4.54%	3.49%
Total redeemed:
Amount(3)	$384,450	$723,007	$881,470	$1,356,600
Weighted average interest rate	5.08%	4.66%	5.06%	4.48%

(1)	Excludes debt activity resulting from consolidations and intraday loans.

(2)	Includes Federal funds purchased and securities sold under agreements to repurchase.

(3)	Represents the face amount at issuance or redemption.

(4)	Represents all payments on debt, including regularly scheduled principal payments, payments at maturity, payments as the result of a call and payments for any other repurchases.

The amount of our total outstanding debt remained relatively consistent between December 31, 2006 and June 30, 2007, as we managed the size of our mortgage portfolio to meet the OFHEO-directed portfolio cap. In addition, the mix between our outstanding short-term and long-term debt remained relatively consistent. Despite a lack of portfolio growth for the first six months of 2007, we remained an active participant in the international capital markets to meet our consistent need for funding and rebalancing our portfolio. Changes in the amount of our debt issuances and redemptions between periods are influenced by investor demand for our debt, changes in interest rates, and the maturity of existing debt. For information on our outstanding short-term and long-term debt as of June 30, 2007, refer to “Consolidated Balance Sheet Analysis—Debt Instruments.”

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

Table 16:  Fannie Mae Debt Credit Ratings and Risk Ratings

	Senior	Senior	Qualifying						Bank
	Long-Term	Short-Term	Benchmark		Preferred		Risk to the		Financial
	Unsecured Debt	Unsecured Debt	Subordinated Debt		Stock		Government(1)		Strength(1)

Standard & Poor’s	AAA	A-1+	AA-	(2)	AA-	(2)	AA-	(2)	—
Moody’s	Aaa	P-1	Aa2		Aa3		—		B+
Fitch	AAA	F1+	AA-		AA-		—		—

(1)	Pursuant to our September 1, 2005 agreement with OFHEO, we agreed to seek to obtain a rating, which will be continuously monitored by at least one nationally recognized statistical rating organization, that assesses, among other things, the independent financial strength or “risk to the government” of Fannie Mae operating under its authorizing legislation but without assuming a cash infusion or extraordinary support of the government in the event of a financial crisis.

(2)	Negative outlook.

Cash Flows

Our primary sources of funding include proceeds from our issuance of our debt securities, principal and interest payments on mortgage assets, and guaranty fees. Our primary uses of funds include the purchase of mortgage assets, repayment of debt and interest payments, payment of dividends, administrative expenses and taxes.

Six Months Ended June 30, 2007.  Cash and cash equivalents of $5.8 billion as of June 30, 2007 increased by $2.6 billion from December 31, 2006. We generated cash flows from financing activities of $4.2 billion, as proceeds from the issuance of debt exceeded amounts paid to extinguish debt. We also generated cash flows from investing activities of $1.5 billion, attributable to a reduction in mortgage asset purchases relative to the level of liquidations. These cash flows were partially offset by net cash used in operating activities of $3.1 billion, largely attributable to an increase in the purchase of HFS mortgage loans.

Six Months Ended June 30, 2006.  Cash and cash equivalents of $18.9 billion as of June 30, 2006 increased by $16.1 billion from December 31, 2005. We generated cash flows from operating activities of $22.1 billion, largely attributable to a net decrease in trading securities. We also generated cash flows from financing activities of $11.1 billion, as proceeds from the issuance of debt exceeded amounts paid to extinguish debt. These cash flows were partially offset by net cash used in investing activities of $17.2 billion, attributable to a higher level of mortgage asset purchases relative to liquidations.

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

Capital Management

Regulatory Capital

Table 17 displays our regulatory capital classification measures as of June 30, 2007 and December 31, 2006.

Table 17:  Regulatory Capital Measures

	As of
	June 30,	December 31,
	2007(1)	2006
	(Dollars in millions)

Core capital(2)	$42,690	$41,950
Statutory minimum capital(3)	30,328	29,359

Surplus of core capital over required minimum capital	$12,363	$12,591

Surplus of core capital percentage over required minimum capital(4)	40.8%	42.9%

Core capital(2)	$42,690	$41,950
OFHEO-directed minimum capital(5)	39,426	38,166

Surplus of core capital over OFHEO-directed minimum capital	$3,265	$3,784

Surplus of core capital percentage over OFHEO-directed minimum capital(6)	8.3%	9.9%

Total capital(7)	$43,798	$42,703
Statutory risk-based capital(8)	10,225	26,870

Surplus of total capital over required risk-based capital	$33,573	$15,833

Surplus of total capital percentage over required risk-based capital(9)	328.3%	58.9%

Core capital(2)	$42,690	$41,950
Statutory critical capital(10)	15,669	15,149

Surplus of core capital over required critical capital	$27,021	$26,801

Surplus of core capital percentage over required critical capital(11)	172.4%	176.9%

(1)	Except for statutory risk-based capital amounts, all amounts represent estimates that will be resubmitted to OFHEO for its certification. Statutory risk-based capital amounts represent previously announced results by OFHEO. OFHEO may determine that results require restatement in the future based upon analysis provided by us.

(2)	The sum of (a) the stated value of our outstanding common stock (common stock less treasury stock); (b) the stated value of our outstanding non-cumulative perpetual preferred stock; (c) our paid-in capital; and (d) our retained earnings. Core capital excludes accumulated other comprehensive income (loss).

(3)	Generally, the sum of (a) 2.50% of on-balance sheet assets; (b) 0.45% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties; and (c) up to 0.45% of other off-balance sheet obligations, which may be adjusted by the Director of OFHEO under certain circumstances (See 12 CFR 1750.4 for existing adjustments made by the Director of OFHEO).

(4)	Defined as the surplus of core capital over statutory minimum capital expressed as a percentage of statutory minimum capital.

(5)	Defined as a 30% surplus over the statutory minimum capital requirement. We are currently required to maintain this surplus under the OFHEO consent order until such time as the Director of OFHEO determines that the requirement should be modified or allowed to expire, taking into account certain specified factors.

(6)	Defined as the surplus of core capital over OFHEO-directed minimum capital expressed as a percentage of OFHEO-directed minimum capital.

(7)	The sum of (a) core capital and (b) the total allowance for loan losses and reserve for guaranty losses, less (c) the specific loss allowance (that is, the allowance required on individually-impaired loans). The specific loss allowance totaled $51 million as of June 30, 2007 and $106 million as of December 31, 2006.

(8)	Defined as the amount of total capital required to be held to absorb projected losses flowing from future adverse interest rate and credit risk conditions specified by statute (see 12 CFR 1750.13 for conditions), plus 30% mandated by statute to cover management and operations risk.

(9)	Defined as the surplus of total capital over statutory risk-based capital expressed as a percentage of statutory risk-based capital.

(10)	Generally, the sum of (a) 1.25% of on-balance sheet assets; (b) 0.25% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties and (c) up to 0.25% of other off-balance sheet obligations, which may be adjusted by the Director of OFHEO under certain circumstances.

(11)	Defined as the surplus of core capital over statutory critical capital expressed as a percentage of statutory critical capital.

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

In September 2007 we issued $1.0 billion in preferred stock, which was intended to partially replace the $1.1 billion in preferred stock we redeemed in February and April 2007. We issued an additional $375 million in preferred stock in October 2007. Our core capital and our capital surplus have decreased since September 30, 2007, due to market trends that have adversely affected our earnings. If these market trends continue to negatively affect our net income, they will continue to cause a reduction in our retained earnings and, as a result, in the amount of our core capital. We may be required to take actions, or refrain from taking actions, in order to maintain or increase our statutory and OFHEO-directed minimum capital surplus. Like the portfolio cap, our need to maintain capital at specific levels limits our ability to increase our portfolio investments. In order to maintain our regulatory capital at required levels, we may forgo purchase opportunities or sell assets. We also may issue additional preferred securities. Refer to “Item 1A—Risk Factors” for a more detailed discussion of how continued declines in our earnings could negatively impact our regulatory capital position.

The significant reduction in our statutory risk-based capital requirement from December 31, 2006 to June 30, 2007 resulted from risk management actions that served to lower our investment portfolio’s exposure to extreme interest rate movements. On October 11, 2007, OFHEO announced a proposed rule that would change the mortgage loan loss severity formulas used in the regulatory risk-based capital stress test. If adopted, the proposed changes would increase our risk-based capital requirement. Using data from the third and fourth quarters of 2006, OFHEO’s recalculation of the risk-based capital requirement for those periods using the proposed formulas showed that our total capital base would continue to exceed all risk-based capital requirements.

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

Fannie Mae MBS Transactions and Other Financial Guaranties

Table 18 presents a summary of our on- and off-balance sheet Fannie Mae MBS and other guaranties as of June 30, 2007 and December 31, 2006.

Table 18:  On- and Off-Balance Sheet MBS and Other Guaranty Arrangements

	As of
	June 30,	December 31,
	2007	2006
	(Dollars in millions)

Fannie Mae MBS and other guaranties outstanding(1)	$2,122,803	$1,996,941
Less: Fannie Mae MBS held in portfolio(2)	179,860	199,644

Fannie Mae MBS held by third parties and other guaranties	$1,942,943	$1,797,297

(1)	Includes $35.3 billion and $19.7 billion in unpaid principal balance of other guaranties as of June 30, 2007 and December 31, 2006, respectively. Excludes $100.6 billion and $105.6 billion in unpaid principal balance of consolidated Fannie Mae MBS as of June 30, 2007 and December 31, 2006, respectively.

(2)	Amounts represent unpaid principal balance and are recorded in “Investments in securities” in our condensed consolidated balance sheets.

LIHTC Partnership Interests

As of June 30, 2007, we had a recorded investment in LIHTC partnerships of $8.3 billion, compared with $8.8 billion as of December 31, 2006. In March 2007, we sold a portfolio of investments in LIHTC partnerships reflecting approximately $676 million in future LIHTC tax credits and the release of future capital obligations relating to the investments. In July 2007, we sold a portfolio of investments in LIHTC partnerships reflecting approximately $254 million in future LIHTC tax credits and the release of future capital obligations relating to the investments. For additional information regarding our holdings in off-balance sheet limited partnerships, refer to “Notes to Condensed Consolidated Financial Statements—Note 2, Consolidations.”

RISK MANAGEMENT

Credit Risk Management

Mortgage Credit Risk Management

Mortgage credit risk is the risk that a borrower will fail to make required mortgage payments. We are exposed to credit risk on our mortgage credit book of business because we either hold the mortgage assets or have issued a guaranty in connection with the creation of Fannie Mae MBS backed by mortgage assets.

Mortgage Credit Book of Business

Table 19 displays the composition of our entire mortgage credit book of business, which consists of both on- and off-balance sheet arrangements, as of June 30, 2007 and December 31, 2006. Our single-family mortgage credit book of business accounted for approximately 94% of our entire mortgage credit book of business as of both June 30, 2007 and December 31, 2006.

Table 19:  Composition of Mortgage Credit Book of Business

	As of June 30, 2007
	Single-Family(1)		Multifamily(2)		Total
	Conventional(3)	Government(4)	Conventional(3)	Government(4)	Conventional(3)	Government(4)
	(Dollars in millions)

Mortgage portfolio:(5)
Mortgage loans(6)	$298,493	$21,970	$71,332	$895	$369,825	$22,865
Fannie Mae MBS	176,945	2,349	322	244	177,267	2,593
Agency mortgage-related securities(7)	30,783	1,811	—	56	30,783	1,867
Mortgage revenue bonds	3,292	3,015	7,730	2,322	11,022	5,337
Other mortgage-related securities(8)	85,381	1,185	18,490	34	103,871	1,219

Total mortgage portfolio	594,894	30,330	97,874	3,551	692,768	33,881
Fannie Mae MBS held by third parties(9)	1,851,843	15,929	38,648	1,238	1,890,491	17,167
Other credit guaranties(10)	18,469	—	16,752	64	35,221	64

Mortgage credit book of business	$2,465,206	$46,259	$153,274	$4,853	$2,618,480	$51,112

Guaranty book of business(11)	$2,345,750	$40,248	$127,054	$2,441	$2,472,804	$42,689

	As of December 31, 2006
	Single-Family(1)		Multifamily(2)		Total
	Conventional(3)	Government(4)	Conventional(3)	Government(4)	Conventional(3)	Government(4)
	(Dollars in millions)

Mortgage portfolio:(5)
Mortgage loans(6)	$302,597	$20,106	$59,374	$968	$361,971	$21,074
Fannie Mae MBS	198,335	709	277	323	198,612	1,032
Agency mortgage-related securities(7)	29,987	1,995	—	56	29,987	2,051
Mortgage revenue bonds	3,394	3,284	7,897	2,349	11,291	5,633
Other mortgage-related securities(8)	85,339	2,084	9,681	177	95,020	2,261

Total mortgage portfolio	619,652	28,178	77,229	3,873	696,881	32,051
Fannie Mae MBS held by third parties(9)	1,714,815	19,069	42,184	1,482	1,756,999	20,551
Other credit guaranties(10)	3,049	—	16,602	96	19,651	96

Mortgage credit book of business	$2,337,516	$47,247	$136,015	$5,451	$2,473,531	$52,698

Guaranty book of business(11)	$2,218,796	$39,884	$118,437	$2,869	$2,337,233	$42,753

(1)	The amounts reported reflect our total single-family mortgage credit book of business. Of these amounts, the portion of our conventional single-family mortgage credit book of business for which we have access to detailed loan-level information represented approximately 95% of our total conventional single-family mortgage credit book of business as of both June 30, 2007 and December 31, 2006. Unless otherwise noted, the credit statistics we provide in the “Mortgage Credit Risk Management” discussion that follows relate only to this specific portion of our conventional single-family mortgage credit book of business. The remaining portion of our single-family mortgage credit book of business consists of non-Fannie Mae mortgage-related securities backed by single-family mortgage loans, credit enhancements that we provide on single-family mortgage assets and all other single-family government related loans and securities. Non-Fannie Mae mortgage-related securities held in our portfolio include Freddie Mac securities, Ginnie Mae securities, private-label mortgage-related securities, Fannie Mae MBS backed by private-label mortgage-related securities, and housing-related municipal revenue bonds. Our Capital Markets group prices and manages credit risk related to this specific portion of our single-family mortgage credit book of business. We may not have access to detailed loan-level data on these particular mortgage-related assets and therefore may not manage the credit performance of individual loans. However, a substantial majority of these securities benefit from significant forms of credit enhancement, including guaranties from Ginnie Mae or Freddie Mac, insurance policies, structured subordination and similar sources of credit protection. All non-Fannie Mae agency securities held in our portfolio as of June 30, 2007 and December 31, 2006 were rated AAA/Aaa by Standard & Poor’s and Moody’s. Over 90% of non-agency mortgage-related securities held in our portfolio as of both June 30, 2007 and December 31, 2006 were rated AAA/Aaa by Standard & Poor’s and Moody’s.

(2)	The amounts reported reflect our total multifamily mortgage credit book of business. Of these amounts, the portion of our multifamily mortgage credit book of business for which we have access to detailed loan-level information represented approximately 80% and 84% of our total multifamily mortgage credit book as of June 30, 2007 and December 31, 2006, respectively. Unless otherwise noted, the credit statistics we provide in the “Mortgage Credit Risk Management” discussion that follows relate only to this specific portion of our multifamily mortgage credit book of business.

(3)	Refers to mortgage loans and mortgage-related securities that are not guaranteed or insured by the U.S. government or any of its agencies.

(4)	Refers to mortgage loans and mortgage-related securities guaranteed or insured by the U.S. government or one of its agencies.

(5)	Mortgage portfolio data is reported based on unpaid principal balance.

(6)	Includes unpaid principal totaling $101.6 billion and $105.5 billion as of June 30, 2007 and December 31, 2006, respectively, related to mortgage-related securities that were consolidated under FIN 46R and mortgage-related securities created from securitization transactions that did not meet the sales criteria under SFAS 140, which effectively resulted in mortgage-related securities being accounted for as loans.

(7)	Consists of mortgage-related securities issued by Freddie Mac and Ginnie Mae.

(8)	Consists of mortgage-related securities issued by entities other than Fannie Mae, Freddie Mac or Ginnie Mae.

(9)	Consists of Fannie Mae MBS held by third-party investors. The principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

(10)	Includes single-family and multifamily credit enhancements that we have provided and that are not otherwise reflected in the table.

(11)	Consists of mortgage loans held in our portfolio, Fannie Mae MBS held in our portfolio, Fannie Mae MBS held by third parties and other credit guaranties. Excludes agency mortgage-related securities, mortgage revenue bonds and other mortgage-related securities held in our portfolio for which we do not provide a guaranty.

Single-Family

Table 20 provides information on the product distribution of our conventional single-family business volumes for the three months ended June 30, 2007 and 2006, and our conventional single-family mortgage credit book of business as of June 30, 2007 and December 31, 2006.

Table 20:	Product Distribution of Conventional Single-Family Business Volume and Mortgage Credit Book of Business(1)

	Percent of		Percent of
	Business Volume(2)		Book of Business(3)
	For the
	Three Months
	Ended
	June 30,		As of
			June 30,	December 31,
	2007	2006	2007	2006

Fixed-rate:
Long-term	76%	73%	69%	68%
Intermediate-term	6	7	16	18
Interest-only	10	5	3	1

Total fixed-rate	92	85	88	87
Adjustable-rate:
Interest-only	6	9	5	4
Negative-amortizing	—	1	1	2
Other ARMs	2	5	6	7

Total adjustable-rate	8	15	12	13

Total	100%	100%	100%	100%

(1)	As noted in Table 19 above, we generally have access to detailed loan-level statistics only on conventional single-family mortgage loans held in our portfolio and backing Fannie Mae MBS (whether held in our portfolio or held by third parties).

(2)	Percentages calculated based on unpaid principal balance of loans at time of acquisition. Single-family business volume refers to both single-family mortgage loans we purchase for our mortgage portfolio and single-family mortgage loans we securitize into Fannie Mae MBS.

(3)	Percentages calculated based on unpaid principal balance of loans as of the end of each period.

Fixed-Rate and ARM Loans:  As presented in Table 20 above, our conventional single-family mortgage credit book of business continues to consist mostly of long-term fixed-rate mortgage loans. In addition, a greater proportion of our conventional single-family business volumes consisted of fixed-rate loans for the second quarter of 2007, as compared with the second quarter of 2006. We did not acquire any negative-amortizing ARMs during the second quarter of 2007.

Alt-A Loans:  An Alt-A mortgage loan generally refers to a loan that can be underwritten with lower or alternative documentation than a full documentation mortgage loan but that may also include other alternative product features. Alt-A mortgage loans generally have a higher risk of default than non-Alt-A mortgage loans. In reporting our Alt-A exposure, we have classified mortgage loans as Alt-A if the lenders that deliver the mortgage loans to us have classified the loans as Alt-A based on documentation or other product features. As of June 30, 2007, we estimate that approximately 12% of our total single-family mortgage credit book of business consisted of Alt-A mortgage loans or Fannie Mae MBS backed by Alt-A mortgage loans. This percentage remained at approximately 12% as of September 30, 2007. During 2007, we restricted our eligibility standards for Alt-A mortgage loans eligible for delivery to us. Our acquisitions of Alt-A mortgage loans have a combination of credit enhancement and pricing that we believe adequately reflects the higher credit risk posed by these mortgages. We will determine the timing and level of our acquisition of Alt-A mortgage loans in the future based on our assessment of the availability and cost of credit enhancement with adequate levels of pricing to compensate for the risks.

Subprime Loans:  A subprime mortgage loan generally refers to a mortgage loan made to a borrower with a weaker credit profile than that of a prime borrower. As a result of the weaker credit profile, subprime borrowers have a higher likelihood of default than prime borrowers. Subprime mortgage loans are typically originated by lenders specializing in this type of business or by subprime divisions of large lenders, using processes unique to subprime loans. In reporting our subprime exposure, we have classified mortgage loans as subprime if the mortgage loans are originated by one of these specialty lenders or a subprime division of a large lender. Approximately 0.2% of our total single-family mortgage credit book of business as of June 30, 2007 consisted of subprime mortgage loans or Fannie Mae MBS backed by subprime mortgage loans. This percentage increased to approximately 0.3% as of September 30, 2007. Less than 1% of our single-family business volume for the nine months ended September 30, 2007 consisted of subprime mortgage loans or Fannie Mae MBS backed by subprime mortgage loans. Our acquisitions of subprime mortgage loans have a combination of credit enhancement and pricing that we believe adequately reflects the higher credit risk posed by these mortgages. In order to respond to the current subprime mortgage crisis and provide liquidity to the market, we intend to increase our purchase of subprime mortgages. We will determine the timing and level of our acquisition of subprime mortgage loans in the future based on our assessment of the availability and cost of credit enhancement with adequate levels of pricing to compensate for the risks.

Alt-A and Subprime Securities:  We held approximately $105.6 billion in non-Fannie Mae structured mortgage-related securities in our investment portfolio as of June 30, 2007. Of this amount, $76.5 billion consisted of private-label mortgage-related securities backed by subprime or Alt-A mortgage loans. As of June 30, 2007, we held in our investment portfolio approximately $33.8 billion in private-label mortgage-related securities backed by Alt-A mortgage loans and approximately $42.7 billion in private-label mortgage-related securities backed by subprime mortgage loans. We also guaranteed approximately $2.9 billion in resecuritized subprime mortgage-related securities as of June 30, 2007. Approximately $14.4 billion of these Alt-A- and subprime-backed private-label mortgage-related securities were classified as trading securities in our condensed consolidated balance sheets as of June 30, 2007. In reporting our Alt-A and subprime exposure, we have classified private-label mortgage-related securities as Alt-A or subprime if the securities were labeled as such when issued.

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

In October 2007, the credit ratings of nine subprime private-label mortgage-related securities held in our portfolio, with an aggregate unpaid principal balance of $263 million as of September 30, 2007, were downgraded by Standard & Poor’s. One of these downgraded securities, with an unpaid principal balance of $178 million as of September 30, 2007, classified as available-for-sale, was downgraded from AAA to AA. The other eight downgraded securities, with an aggregate unpaid principal balance of $85 million as of September 30, 2007, are classified as trading. Prior to these downgrades, these eight securities had credit ratings that were less than AAA. During October 2007 and through November 8, 2007, seven of our AAA-

rated subprime private-label mortgage-related securities, with an aggregate unpaid principal balance of approximately $1.3 billion, have been put under review for possible credit rating downgrade or on negative watch. As of November 8, 2007, all of these securities continue to be rated AAA. Of these securities, one security with an unpaid principal balance of $255 million is classified as trading, while the remaining six securities, with an aggregate unpaid principal balance of $1.0 billion, are classified as available-for-sale.

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

Credit Characteristics:  The weighted average credit score, the weighted average original loan-to-value ratio and the weighted average estimated mark-to-market loan-to-value ratio for our conventional single-family mortgage credit book of business were 722, 71% and 57%, respectively, as of June 30, 2007, as compared with 721, 70% and 55%, respectively, as of December 31, 2006. Approximately 13% of our conventional single-family mortgage credit book of business had an estimated mark-to-market loan-to-value ratio greater than 80% as of June 30, 2007, up from 10% as of December 31, 2006. As of September 30, 2007, the weighted average credit score, the weighted average original loan-to-value ratio and the weighted average estimated mark-to-market loan-to-value ratio for our conventional single-family mortgage credit book of business were 721, 71% and 59%, respectively. Approximately 16% of our conventional single-family mortgage credit book of business had an estimated mark-to-market loan-to-value ratio greater than 80% as of September 30, 2007.

Multifamily

As of June 30, 2007, the weighted average original loan-to-value ratio for our multifamily mortgage credit book of business remained at 68%, and the percentage of our multifamily mortgage credit book of business with an original loan-to-value ratio greater than 80% remained at 6%.

Serious Delinquency

The serious delinquency rate is an indicator of potential future foreclosures, although most loans that become seriously delinquent do not result in foreclosure. Table 21 below compares the serious delinquency rates for all conventional single-family loans and multifamily loans with credit enhancements and without credit enhancements.

Table 21:  Serious Delinquency Rates

	June 30, 2007		December 31, 2006		June 30, 2006
		Serious		Serious		Serious
	Book	Delinquency	Book	Delinquency	Book	Delinquency
	Outstanding(1)	Rate(2)	Outstanding(1)	Rate(2)	Outstanding(1)	Rate(2)

Conventional single-family delinquency rates by geographic region:(3)
Midwest	17%	0.98%	17%	1.01%	17%	0.89%
Northeast	19	0.68	19	0.67	19	0.57
Southeast	24	0.68	24	0.68	24	0.64
Southwest	16	0.60	16	0.69	16	0.76
West	24	0.23	24	0.20	24	0.16

Total conventional single-family loans	100%	0.64%	100%	0.65%	100%	0.60%

Conventional single-family loans:
Credit enhanced	20%	1.81%	19%	1.81%	18%	1.70%
Non-credit enhanced	80	0.35	81	0.37	82	0.35

Total conventional single-family loans	100%	0.64%	100%	0.65%	100%	0.60%

Multifamily loans:
Credit enhanced	90%	0.09%	96%	0.07%	96%	0.18%
Non-credit enhanced	10	0.04	4	0.35	4	0.49

Total multifamily loans	100%	0.09%	100%	0.08%	100%	0.19%

(1)	Reported based on unpaid principal balance of loans, where we have detailed loan-level information.

(2)	Calculated based on number of loans for single-family and unpaid principal balance for multifamily. We include all of the conventional single-family loans that we own and that back Fannie Mae MBS in the calculation of the single-family delinquency rate. We include the unpaid principal balance of all multifamily loans that we own or that back Fannie Mae MBS and any housing bonds for which we provide credit enhancement in the calculation of the multifamily serious delinquency rate.

(3)	Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD and WI. Northeast includes CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT and VI. Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA and WV. Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX and UT. West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

The increase in our single-family serious delinquency rate as of June 30, 2007 from our rate as of June 30, 2006 was due to continued economic weakness in the Midwest, particularly in Ohio, Michigan and Indiana, and to the continued housing market downturn and decline in home prices throughout much of the country.

Our single-family serious delinquency rate has significantly increased since the second quarter, to 0.78% as of September 30, 2007, due to the continued decline in home prices on a national basis and the continued impact of weak economic conditions in the Midwest. We have experienced increases in serious delinquency rates across our conventional single-family mortgage credit book, including in higher risk loan categories, such as subprime loans, Alt-A loans, adjustable-rate loans, interest-only loans, loans made for the purchase of investment properties, negative-amortizing loans, loans to borrowers with lower credit scores and loans with high loan-to-value ratios. We have seen particularly rapid increases in serious delinquency rates in some higher risk loan categories, such as Alt-A loans, interest-only loans, loans with subordinate financing and loans made for the purchase of condominiums. Many of these higher risk loans were originated in 2006 and the first half of 2007. We have also experienced a significant increase in delinquency rates in loans originated in California, Florida, Nevada and Arizona. These states had previously experienced very rapid home price appreciation and are now experiencing home price declines. The conventional single-family serious delinquency rates for California and Florida, which represent the two largest states in our single-family mortgage credit book of business in terms of unpaid principal balance, climbed to 0.30% and 0.99%, respectively, as of September 30, 2007, from 0.11% and 0.37%, respectively, as of September 30, 2006. We expect the housing market to continue to deteriorate and home prices to continue to decline in these states and on a national basis. Accordingly, we expect our single-family serious delinquency rate to continue to increase for the remainder of 2007 and in 2008.

The significant decline in our multifamily serious delinquency rate as of June 30, 2007 from our rate as of June 30, 2006 was due primarily to payoffs and the resolution of problems associated with loans secured by properties affected by Hurricane Katrina. Our multifamily serious delinquency rate has remained relatively unchanged at 0.08% as of September 30, 2007.

Foreclosure and REO Activity

Foreclosure and real estate owned (“REO”) activity affect the level of our credit losses. Table 22 below provides information, by region, on our foreclosure activity for the first six months of 2007 and 2006. Regional REO acquisition and charge-off trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.

Table 22:  Single-Family and Multifamily Foreclosed Properties

	For the
	Six Months Ended
	June 30,
	2007	2006

Single-family foreclosed properties (number of properties):
Beginning of year inventory of single-family foreclosed properties (REO)(1)	25,125	20,943
Acquisitions by geographic area:(2)
Midwest	9,532	7,642
Northeast	1,798	1,309
Southeast	5,436	4,705
Southwest	4,675	3,810
West	804	264

Total properties acquired through foreclosure	22,245	17,730
Dispositions of REO	(20,226)	(15,744)

End of period inventory of single-family foreclosed properties (REO)(1)	27,144	22,929

Carrying value of single-family foreclosed properties (dollars in millions)(3)	$2,484	$1,837

Single-family foreclosure rate(4)	0.1%	0.1%

Multifamily foreclosed properties (number of properties):
Ending inventory of multifamily foreclosed properties (REO)	13	4
Carrying value of multifamily foreclosed properties (dollars in millions)(3)	$78	$21

(1)	Includes deeds in lieu of foreclosure.

(2)	See footnote 3 to Table 21 for states included in each geographic region.

(3)	Excludes foreclosed property claims receivables, which are reported in our condensed consolidated balance sheets as a component of “Acquired property, net.”

(4)	Estimated based on the total number of properties acquired through foreclosure as a percentage of the total number of loans in our conventional single-family mortgage credit book as of the end of each respective period.

The increase in foreclosures during the first six months of 2007 was driven by the housing market downturn and the continued impact of weak economic conditions in the Midwest, particularly Ohio, Indiana and Michigan. The Midwest accounted for approximately 20% of the loans in our conventional single-family mortgage credit book of business as of December 31, 2006; however, this region accounted for approximately 43% of the single-family properties we acquired through foreclosure during the first six months of 2007.

Foreclosure and REO incidence and credit losses have increased since the second quarter of 2007 for our single-family book of business. The number of single-family properties acquired through foreclosure increased to 34,955 for the nine months ended September 30, 2007. The continued weakness in regional economic conditions in the Midwest and the continued housing market downturn and decline in home prices on a national basis has resulted in a higher percentage of our mortgage loans that transition from delinquent to foreclosure status, as well as a faster transition from delinquent to foreclosure status, particularly for loans originated in 2006 and 2007. In addition, the combined effect of the disruption in the subprime market, the overall erosion of property values and near record levels of unsold properties have slowed the sale of, and reduced the sales prices of, our foreclosed single-family properties. As a result, we expect an increase in our overall level of foreclosures and credit losses for 2007 as compared with 2006. We believe that our level of foreclosures and credit losses is likely to continue to increase in 2008.

Credit Losses

Credit losses consist of (1) charge-offs, excluding losses on delinquent loans we purchase from our MBS trusts, net of recoveries, plus (2) foreclosed property expense. Table 23 below presents credit losses for the three and six months ended June 30, 2007 and 2006.

Table 23:  Credit Loss Performance

	For the						For the
	Three Months Ended						Six Months Ended
	June 30,						June 30,
	2007	Rate(1)		2006	Rate(1)		2007	Rate(1)		2006	Rate(1)
	(Dollars in millions)

Charge-offs, net of recoveries	$206	3.1	bp	$107	1.8	bp	$384	3.0	bp	$226	1.9	bp
Foreclosed property expense	84	1.3		14	0.2		156	1.2		37	0.3
Less excess of purchase price over fair value of delinquent loans purchased from trusts(2)	(66)	(1.0)		(39)	(0.6)		(135)	(1.1)		(116)	(1.0)
Impact of SOP 03-3 on charge-offs and foreclosed property expense(3)	26	0.4		18	0.3		51	0.4		36	0.3

Credit losses(4)(5)	$250	3.8	bp	$100	1.7	bp	$456	3.5	bp	$183	1.5	bp

(1)	Based on annualized amount for line item presented divided by the average total mortgage credit book of business during the period.

(2)	Represents the amount we record as a loss when the purchase price we pay to purchase delinquent loans from Fannie Mae MBS trusts exceeds the fair value of the loan at the time of purchase. Under our MBS trust agreements, we have the option to purchase loans from the MBS trust, at par plus accrued interest, if four or more consecutive monthly payments have not been made. When we purchase a delinquent loan from one of our MBS trusts, we record the delinquent loan at the lower of the loan’s acquisition price or its fair value in accordance with SOP 03-3. To the extent that the purchase price of the loan exceeds the fair value of the loan, we recognize a loss at the time we acquire the loan.

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

The decline in home prices on a national basis during the first six months of 2007 contributed to higher default rates and loss severities, causing an increase in charge-offs and foreclosed property expense for the first six months of 2007.

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

Allowance for Loan Losses and Reserve for Guaranty Losses

The combined allowance for loan losses and reserve for guaranty losses increased to $1.2 billion as of June 30, 2007, from $859 million as of December 31, 2006. This increase reflects the increase in our provision for credit losses, which resulted from higher charge-offs attributable to the increase in loan loss severities and default rates due to the national decline in home prices and the impact of continued economic weakness in the Midwest. Our combined allowance for loan losses and reserve for guaranty losses continued to increase in the third quarter of 2007.

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

Derivatives Activity

The primary tool we use to manage the interest rate risk implicit in our mortgage assets is the variety of debt instruments we issue. We supplement our issuance of debt with derivative instruments, which are an integral part of our strategy in managing interest rate risk. Table 25 presents, by derivative instrument type, our risk management derivative activity for the six months ended June 30, 2007, along with the stated maturities of derivatives outstanding as of June 30, 2007.

Table 25:  Activity and Maturity Data for Risk Management Derivatives(1)

	Interest Rate Swaps				Interest Rate Swaptions
	Pay-	Receive-		Foreign	Pay-	Receive-	Interest
	Fixed(2)	Fixed(3)	Basis(4)	Currency	Fixed	Fixed	Rate Caps	Other(5)	Total
	(Dollars in millions)

Notional balance as of December 31, 2006	$268,068	$247,084	$950	$4,551	$95,350	$114,921	$14,000	$469	$745,393
Additions	108,728	85,479	7,151	708	2,260	21,548	100	165	226,139
Terminations(6)	(73,553)	(83,647)	(500)	(790)	(9,333)	(9,671)	(7,850)	(160)	(185,504)

Notional balance as of June 30, 2007	$303,243	$248,916	$7,601	$4,469	$88,277	$126,798	$6,250	$474	$786,028

Future maturities of notional amounts:(7)
Less than 1 year	$15,905	$43,455	$—	$3,128	$6,865	$10,215	$5,500	$20	$85,088
1 year to 5 years	138,683	154,184	25	487	42,812	36,588	750	194	373,723
5 years to 10 years	118,232	42,312	7,050	—	34,100	68,645	—	260	270,599
Over 10 years	30,423	8,965	526	854	4,500	11,350	—	—	56,618

Total	$303,243	$248,916	$7,601	$4,469	$88,277	$126,798	$6,250	$474	$786,028

Weighted-average interest rate as of June 30, 2007:
Pay rate	5.16%	5.34%	5.13%	—	6.24%	—	—	—
Receive rate	5.35%	5.15%	6.60%	—	—	4.86%	—	—
Other	—	—	—	—	—	—	3.71%	—
Weighted-average interest rate as of December 31, 2006:
Pay rate	5.10%	5.35%	5.29%	—	6.18%	—	—	—
Receive rate	5.36%	5.01%	6.58%	—	—	4.92%	—	—
Other	—	—	—	—	—	—	3.55%	—

(1)	Excludes mortgage commitments accounted for as derivatives. Dollars represent notional amounts, which indicate only the amount on which payments are being calculated and do not represent the amount at risk of loss.

(2)	Notional amounts include swaps callable by Fannie Mae of $8.2 billion and $10.8 billion as of June 30, 2007 and December 31, 2006, respectively.

(3)	Notional amounts include swaps callable by derivatives counterparties of $19.8 billion and $6.7 billion as of June 30, 2007 and December 31, 2006, respectively.

(4)	Notional amounts include swaps callable by derivatives counterparties of $7.2 billion and $600 million as of June 30, 2007 and December 31, 2006, respectively.

(5)	Includes MBS options, forward starting debt and swap credit enhancements.

(6)	Includes matured, called, exercised, assigned and terminated amounts. Also includes changes due to foreign exchange rate movements.

(7)	Based on contractual maturities.

The outstanding notional balance of our risk management derivatives increased by $40.6 billion during the first six months of 2007, to $786.0 billion as of June 30, 2007, from $745.4 billion as of December 31, 2006. As the expected duration of our mortgage assets lengthened during the first six months of 2007, we increased our net pay-fixed swap position to extend the duration of our liabilities to more closely match the expected duration of our mortgage assets.

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

Table 26:  Interest Rate Sensitivity to Changes in Level and Slope of Yield Curve

	As of September 30, 2007
	Rate Level Shock				Slope Shock
	Adverse Impact of		Adverse Impact of		Adverse Impact of
	50 basis points		100 basis points		25 basis points
	$	%(1)	$	%(1)	$	%(1)
	(Dollars in millions)

Trading financial instruments	$(723)	(2)%	$(1,515)	(4)%	$(31)	—
Trading financial instruments and derivative assets and liabilities, net	(2,077)	(6)	(3,666)	(11)	(174)	(1)
Net portfolio of interest-rate sensitive assets and liabilities(2)	(397)	(1)	(2,052)	(6)	(104)	—

(1)	Calculated based on the reported dollar amount sensitivity divided by the after-tax estimated fair value of our net assets of $34.2 billion as of September 30, 2007.

(2)	Assets included in these interest rate sensitivity measures consist of our existing mortgage portfolio, non-mortgage investments and priced asset commitments. Liabilities consist of our existing debt instruments, derivative instruments and priced debt and derivative commitments.

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

FANNIE MAE

Condensed Consolidated Balance Sheets
(Dollars in millions, except share amounts)
(Unaudited)

	As of
	June 30,	December 31,
	2007	2006

ASSETS
Cash and cash equivalents (includes cash equivalents pledged as collateral that may be sold or repledged of $215 as of December 31, 2006)	$5,848	$3,239
Restricted cash	902	733
Federal funds sold and securities purchased under agreements to resell	15,624	12,681
Investments in securities:
Trading, at fair value (includes Fannie Mae MBS of $14,704 and $11,070 as of June 30, 2007 and December 31, 2006, respectively)	39,171	11,514
Available-for-sale, at fair value (includes Fannie Mae MBS of $159,635 and $185,608 as of June 30, 2007 and December 31, 2006, respectively)	341,073	378,598

Total investments in securities	380,244	390,112
Mortgage loans:
Loans held for sale, at lower of cost or market	6,066	4,868
Loans held for investment, at amortized cost	387,322	379,027
Allowance for loan losses	(337)	(340)

Total loans held for investment, net of allowance	386,985	378,687

Total mortgage loans	393,051	383,555
Advances to lenders	9,383	6,163
Accrued interest receivable	3,922	3,672
Acquired property, net	2,675	2,141
Derivative assets at fair value	6,189	4,931
Guaranty assets	8,718	7,692
Deferred tax assets	11,556	8,505
Partnership investments	10,269	10,571
Other assets	9,421	9,941

Total assets	$857,802	$843,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued interest payable	$8,270	$7,847
Federal funds purchased and securities sold under agreements to repurchase	912	700
Short-term debt	163,865	165,810
Long-term debt	616,814	601,236
Derivative liabilities at fair value	904	1,184
Reserve for guaranty losses (includes $66 and $46 as of June 30, 2007 and December 31, 2006, respectively, related to Fannie Mae MBS included in Investments in securities)	821	519
Guaranty obligations (includes $351 and $390 as of June 30, 2007 and December 31, 2006, respectively, related to Fannie Mae MBS included in Investments in securities)	12,954	11,145
Partnership liabilities	3,383	3,695
Other liabilities	10,082	10,158

Total liabilities	818,005	802,294

Minority interests in consolidated subsidiaries	127	136
Commitments and contingencies (see Note 14)	—	—
Stockholders’ Equity:
Preferred stock, 200,000,000 shares authorized—110,175,000 and 132,175,000 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	8,008	9,108
Common stock, no par value, no maximum authorization—1,129,090,420 shares issued as of June 30, 2007 and December 31, 2006; 973,451,598 shares and 972,110,681 shares outstanding as of June 30, 2007 and December 31, 2006, respectively	593	593
Additional paid-in capital	1,863	1,942
Retained earnings	39,744	37,955
Accumulated other comprehensive loss	(3,021)	(445)
Treasury stock, at cost, 155,638,822 shares and 156,979,739 shares as of June 30, 2007 and December 31, 2006, respectively	(7,517)	(7,647)

Total stockholders’ equity	39,670	41,506

Total liabilities and stockholders’ equity	$857,802	$843,936

See Notes to Condensed Consolidated Financial Statements.

FANNIE MAE

Condensed Consolidated Statements of Income
(Dollars and shares in millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Interest income:
Investments in securities	$5,641	$5,791	$11,262	$11,213
Mortgage loans	5,625	5,204	11,010	10,286

Total interest income	11,266	10,995	22,272	21,499

Interest expense:
Short-term debt	2,194	1,907	4,410	3,557
Long-term debt	7,879	7,221	15,475	14,063

Total interest expense	10,073	9,128	19,885	17,620

Net interest income	1,193	1,867	2,387	3,879

Guaranty fee income (includes imputed interest of $304 and $299 for the three months ended June 30, 2007 and 2006, respectively, and $583 and $530 for the six months ended June 30, 2007 and 2006, respectively)	1,120	937	2,218	1,884
Losses on certain guaranty contracts	(461)	(51)	(744)	(78)
Trust management income	150	—	314	—
Investment losses, net	(594)	(633)	(238)	(1,308)
Derivatives fair value gains, net	1,916	1,621	1,353	2,527
Debt extinguishment gains, net	48	69	41	86
Losses from partnership investments	(215)	(188)	(380)	(382)
Fee and other income	262	42	470	333

Non-interest income	2,226	1,797	3,034	3,062

Administrative expenses:
Salaries and employee benefits	349	311	705	576
Professional services	216	362	462	709
Occupancy expenses	57	67	116	128
Other administrative expenses	38	40	75	75

Total administrative expenses	660	780	1,358	1,488
Minority interest in earnings of consolidated subsidiaries	—	3	1	5
Provision for credit losses	434	144	683	223
Foreclosed property expense	84	14	156	37
Other expenses	104	61	195	92

Total expenses	1,282	1,002	2,393	1,845

Income before federal income taxes and extraordinary gains (losses)	2,137	2,662	3,028	5,096
Provision for federal income taxes	187	610	114	1,019

Income before extraordinary gains (losses)	1,950	2,052	2,914	4,077
Extraordinary gains (losses), net of tax effect	(3)	6	(6)	7

Net income	$1,947	$2,058	$2,908	$4,084

Preferred stock dividends and issuance costs at redemption	(118)	(127)	(253)	(249)

Net income available to common stockholders	$1,829	$1,931	$2,655	$3,835

Basic earnings per share:
Earnings before extraordinary gains (losses)	$1.88	$1.98	$2.74	$3.94
Extraordinary gains (losses), net of tax effect	—	0.01	(0.01)	0.01

Basic earnings per share	$1.88	$1.99	$2.73	$3.95

Diluted earnings per share:
Earnings before extraordinary gains (losses)	$1.86	$1.96	$2.73	$3.90
Extraordinary gains (losses), net of tax effect	—	0.01	(0.01)	0.01

Diluted earnings per share	$1.86	$1.97	$2.72	$3.91

Cash dividends per common share	$0.50	$0.26	$0.90	$0.52
Weighted-average common shares outstanding:
Basic	973	971	973	971
Diluted	1,001	999	1,001	999

See Notes to Condensed Consolidated Financial Statements.

FANNIE MAE

Condensed Consolidated Statements of Cash Flows
(Dollars in millions)
(Unaudited)

	For the
	Six Months Ended
	June 30,
	2007	2006

Cash flows (used in) provided by operating activities:
Net income	$2,908	$4,084
Amortization of debt cost basis adjustments	4,763	3,966
Derivatives fair value adjustments	(1,587)	(2,950)
Purchases of loans held for sale	(15,157)	(11,918)
Net change in trading securities (excluding non-cash transfers of $31,286 and $23,748 for the six months ended June 30, 2007 and June 30, 2006, respectively)	3,193	24,917
Other	2,800	4,046

Net cash (used in) provided by operating activities	(3,080)	22,145
Cash flows provided by (used in) investing activities:
Purchases of available-for-sale securities	(86,254)	(111,693)
Proceeds from maturities of available-for-sale securities	81,292	78,824
Proceeds from sales of available-for-sale securities	34,085	36,525
Purchases of loans held for investment	(30,779)	(28,301)
Proceeds from repayments of loans held for investment	30,901	37,073
Advances to lenders	(24,337)	(26,219)
Net proceeds from disposition of foreclosed properties	801	1,550
Net change in federal funds sold and securities purchased under agreements to resell	(3,781)	(3,947)
Other	(433)	(991)

Net cash provided by (used in) investing activities	1,495	(17,179)
Cash flows provided by financing activities:
Proceeds from issuance of short-term debt	865,950	1,235,250
Payments to redeem short-term debt	(874,401)	(1,243,809)
Proceeds from issuance of long-term debt	112,296	97,942
Payments to redeem long-term debt	(97,327)	(76,689)
Net change in federal funds purchased and securities sold under agreements to repurchase	(102)	(705)
Other	(2,222)	(876)

Net cash provided by financing activities	4,194	11,113
Net increase in cash and cash equivalents	2,609	16,079
Cash and cash equivalents at beginning of period	3,239	2,820

Cash and cash equivalents at end of period	$5,848	$18,899

Cash paid during the period for:
Interest	$19,336	$16,240
Income taxes	1,888	238

See Notes to Condensed Consolidated Financial Statements.

FANNIE MAE

Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Dollars and shares in millions, except per share amounts)
(Unaudited)

							Accumulated
					Additional		Other		Total
	Shares Outstanding		Preferred	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Preferred	Common	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Equity

Balance as of January 1, 2006	132	971	$9,108	$593	$1,913	$35,555	$(131)	$(7,736)	$39,302
Comprehensive income:
Net income	—	—	—	—	—	4,084	—	—	4,084
Other comprehensive income, net of tax effect:
Unrealized losses on available-for-sale securities (net of tax of $2,183)	—	—	—	—	—	—	(4,054)	—	(4,054)
Reclassification adjustment for gains included in net income (net of tax of $29)	—	—	—	—	—	—	(54)	—	(54)
Unrealized gains on guaranty assets and guaranty fee buy-ups (net of tax of $48)	—	—	—	—	—	—	89	—	89
Net cash flow hedging losses (net of tax of $1)	—	—	—	—	—	—	(2)	—	(2)

Total comprehensive income									63
Common stock dividends ($0.52 per share)	—	—	—	—	—	(505)	—	—	(505)
Preferred stock dividends	—	—	—	—	—	(249)	—	—	(249)
Treasury stock issued for stock options and benefit plans	—	—	—	—	(28)	—	—	68	40

Balance as of June 30, 2006	132	971	$9,108	$593	$1,885	$38,885	$(4,152)	$(7,668)	$38,651

Balance as of December 31, 2006	132	972	$9,108	$593	$1,942	$37,955	$(445)	$(7,647)	$41,506
Cumulative effect from the adoption of FIN 48, net of tax	—	—	—	—	—	4	—	—	4

Balance as of January 1, 2007, adjusted	132	972	9,108	593	1,942	37,959	(445)	(7,647)	41,510
Comprehensive income:
Net income	—	—	—	—	—	2,908	—	—	2,908
Other comprehensive income, net of tax effect:
Unrealized losses on available-for-sale securities (net of tax of $1,283)	—	—	—	—	—	—	(2,382)	—	(2,382)
Reclassification adjustment for gains included in net income (net of tax of $147)	—	—	—	—	—	—	(273)	—	(273)
Unrealized gains on guaranty assets and guaranty fee buy-ups (net of tax of $43)	—	—	—	—	—	—	79	—	79
Net cash flow hedging losses (net of tax of $1)	—	—	—	—	—	—	(2)	—	(2)
Amortization of net loss and prior service cost from defined benefit plans (net of tax of $1)	—	—	—	—	—	—	2	—	2

Total comprehensive income									332
Common stock dividends ($0.90 per share)	—	—	—	—	—	(880)	—	—	(880)
Preferred stock dividends	—	—	—	—		(243)	—	—	(243)
Preferred stock redeemed	(22)	—	(1,100)	—	—	—	—	—	(1,100)
Treasury stock issued for stock options and benefit plans	—	1	—	—	(79)	—	—	130	51

Balance as of June 30, 2007	110	973	$8,008	$593	$1,863	$39,744	$(3,021)	$(7,517)	$39,670

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the SEC’s instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Results for the three and six months ended June 30, 2007 may not necessarily be indicative of the results for the year ending December 31, 2007. The unaudited interim condensed consolidated financial statements as of June 30, 2007 and the

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

condensed consolidated financial statements as of December 31, 2006 should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on August 16, 2007.

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

Pledged Non-Cash Collateral

As of June 30, 2007, we pledged a total of $802 million, comprised of $13 million of available-for-sale (“AFS”) securities, $411 million of trading securities, and $378 million of loans held for investment, which the counterparties had the right to sell or repledge. As of December 31, 2006, we pledged a total of $663 million, comprised of $265 million of AFS securities, $34 million of trading securities, $149 million of loans held for investment and $215 million of cash equivalents, which the counterparty had the right to sell or repledge.

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

As of June 30, 2007 and December 31, 2006, we had $10.3 billion and $10.6 billion of partnership investments, respectively. We consolidated our investments in certain LIHTC funds that were structured as limited partnerships. The funds that were consolidated, in turn, own a majority of the limited partnership interests in other LIHTC operating partnerships, which did not require consolidation under FIN 46R and are

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

therefore accounted for using the equity method. Such investments, which are generally funded through a combination of debt and equity, have a recorded investment of $3.6 billion and $3.7 billion as of June 30, 2007 and December 31, 2006, respectively. In March 2007, we sold for cash a portfolio of investments in LIHTC partnerships reflecting approximately $676 million in future LIHTC tax credits and the release of future capital obligations relating to the investments. The portfolio for which these credits were applicable consisted of investments in 12 funds.

As of June 30, 2007 and December 31, 2006, we had three and five investments, respectively, in limited partnerships relating to alternative energy sources. The purpose of these investments is to facilitate the development of alternative domestic energy sources and to achieve a satisfactory return on capital via a reduction in our federal income tax liability as a result of the use of the tax credits for which the partnerships qualify, as well as the deductibility of the partnerships’ net operating losses. We sold two of these investments for $16 million during the three months ended March 31, 2007.

3.	Mortgage Loans

The following table displays the characteristics of both held-for-investment and held-for-sale loans in our mortgage portfolio as of June 30, 2007 and December 31, 2006, and does not include loans underlying securities that are not consolidated, since in those instances the mortgage loans are not included in the condensed consolidated balance sheets.

	As of
	June 30,	December 31,
	2007	2006
	(Dollars in millions)

Single-family(1)	$320,463	$322,703
Multifamily	72,227	60,342

Total unpaid principal balance of mortgage loans(2)	392,690	383,045
Unamortized premiums, discounts and other cost basis adjustments, net	833	943
Lower of cost or market adjustments on loans held for sale	(135)	(93)
Allowance for loan losses for loans held for investment	(337)	(340)

Total mortgage loans, net	$393,051	$383,555

(1)	Includes construction to permanent loans with an unpaid principal balance of $128 million and $121 million as of June 30, 2007 and December 31, 2006, respectively.

(2)	Includes unpaid principal totaling $101.6 billion and $105.5 billion as of June 30, 2007 and December 31, 2006, respectively, related to mortgage-related securities that were consolidated under FIN 46R and mortgage-related securities created from securitization transactions that did not meet the sales criteria under SFAS 140, which effectively resulted in mortgage-related securities being accounted for as loans.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

4.	Allowance for Loan Losses and Reserve for Guaranty Losses

We maintain an allowance for loan losses for loans held in our mortgage portfolio and a reserve for guaranty losses related to loans that back Fannie Mae MBS. The following table displays changes in the allowance for loan losses and reserve for guaranty losses for the three and six months ended June 30, 2007 and 2006.

	For the		For the
	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in millions)

Allowance for loan losses:
Beginning balance	$312	$306	$340	$302
Provision	73	47	90	77
Charge-offs(1)	(64)	(56)	(126)	(103)
Recoveries	16	17	33	38

Ending balance	$337	$314	$337	$314

Reserve for guaranty losses:
Beginning balance	$618	$378	$519	$422
Provision	361	97	593	146
Charge-offs(2)	(168)	(72)	(321)	(168)
Recoveries	10	4	30	7

Ending balance	$821	$407	$821	$407

(1)	Includes accrued interest of $27 million and $10 million for the three months ended June 30, 2007 and 2006, respectively, and $52 million and $18 million for the six months ended June 30, 2007 and 2006, respectively.

(2)	Includes charge of $66 million and $39 million for the three months ended June 30, 2007 and 2006, respectively, and $135 million and $116 million for the six months ended June 30, 2007 and 2006, respectively, for loans subject to Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, where the acquisition price exceeded the fair value of the acquired loan.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

5.	Investments in Securities

Our securities portfolio contains mortgage-related and non-mortgage-related securities. The following table displays our investments in securities, which are presented at fair value as of June 30, 2007 and December 31, 2006.

	As of
	June 30,	December 31,
	2007	2006
	(Dollars in millions)

Mortgage-related securities:
Non-Fannie Mae structured	$104,763	$97,300
Fannie Mae single-class MBS	104,360	121,994
Fannie Mae structured MBS	69,979	74,684
Non-Fannie Mae single-class	27,815	27,590
Mortgage revenue bonds	16,277	17,221
Other	3,429	3,750

Total	326,623	342,539

Non-mortgage-related securities:
Asset-backed securities	22,239	18,914
Corporate debt securities	19,360	17,594
Commercial paper	6,234	10,010
Other	5,788	1,055

Total	53,621	47,573

Total investments in securities	$380,244	$390,112

Trading Securities

Trading securities are recorded at fair value with subsequent changes in fair value recorded as “Investment losses, net” in the condensed consolidated statements of income. The following table displays our investments in trading securities and the amount of net losses recognized from holding these securities as of June 30, 2007 and December 31, 2006.

	As of
	June 30,	December 31,
	2007	2006
	(Dollars in millions)

Non-Fannie Mae structured mortgage-related securities	$23,429	$—
Fannie Mae single-class MBS	13,717	11,070
Fannie Mae structured MBS	987	—
Non-Fannie Mae single-class mortgage-related securities	913	444
Mortgage revenue bonds	125	—

Total	$39,171	$11,514

Losses on trading securities held in our portfolio, net	$703	$274

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

In connection with our adoption of SFAS 155 on January 1, 2007, we elected to classify some investment securities that may contain embedded derivatives as trading securities under SFAS 115 resulting in a significant increase in our trading portfolio as of June 30, 2007 as displayed in the table above.

We record gains and losses from both the sale of trading securities and from changes in fair value from holding trading securities in our investment portfolio in “Investment losses, net” in the condensed consolidated statements of income. The following table displays the realized gains and losses from the sale of trading securities as well as the net change in gains and losses from holding trading securities for the three and six months ended June 30, 2007 and 2006.

	For the		For the
	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in millions)

Realized gains (losses) from the sale of trading securities	$(27)	$12	$(11)	$15
Net change in (losses) from holding trading securities	(474)	(173)	(429)	(389)

6.	Financial Guaranties

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

The maximum exposure of guaranties recorded in the condensed consolidated balance sheets is primarily comprised of the unpaid principal balance of the underlying mortgage loans, which totaled $1.9 trillion and $1.7 trillion as of June 30, 2007 and December 31, 2006, respectively. In addition, we had exposure of $228.1 billion and $254.6 billion for other guaranties not recorded in the condensed consolidated balance sheets as of June 30, 2007 and December 31, 2006, respectively. The maximum number of interest payments we would make with respect to each delinquent mortgage loan pursuant to these guaranties is typically 24 because generally we are contractually required to purchase loans from trusts when the loan is 24 months past due. Further, we expect that the amount of interest payments would be less to the extent that loans are either purchased earlier than the mandatory purchase date or are foreclosed upon prior to 24 months of delinquency.

The maximum exposure from our guaranties is not representative of the actual loss we are likely to incur, based on our historical loss experience. In the event we were required to make payments under our guaranties, we would pursue recovery of these payments by exercising our rights to the collateral backing the underlying loans or through available credit enhancements, which includes all recourse with third parties and mortgage insurance. The maximum amount we could recover through available credit enhancements and recourse with third parties on guaranties recorded in the condensed consolidated balance sheets was $104.1 billion and

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

$99.4 billion as of June 30, 2007 and December 31, 2006, respectively. The maximum amount we could recover through available credit enhancements and recourse with all third parties on other guaranties not recorded in the condensed consolidated balance sheets was $25.4 billion and $28.8 billion as of June 30, 2007 and December 31, 2006, respectively.

The following table displays changes in our “Guaranty obligations” for the three and six months ended June 30, 2007 and 2006.

	For the		For the
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		(Dollars in millions)

Balance as of beginning of period	$11,689	$10,396	$11,145	$10,016
Additions to guaranty obligations(1)	2,086	1,229	3,474	2,316
Amortization of guaranty obligations into guaranty fee income	(712)	(521)	(1,471)	(1,157)
Impact of consolidation activity(2)	(109)	(129)	(194)	(200)

Balance as of end of period	$12,954	$10,975	$12,954	$10,975

(1)	Represents the fair value of the contractual obligation and deferred profit at issuance of new guaranties.

(2)	Upon consolidation of MBS trusts, we derecognize our guaranty obligation to the respective trust.

Deferred profit is a component of “Guaranty obligations” in the condensed consolidated balance sheets and is included in the table above. We record deferred profit on guaranties issued or modified on or after the adoption date of FIN 45 if the consideration we expect to receive for our guaranty exceeds the estimated fair value of the guaranty obligation. Deferred profit had a carrying amount of $4.4 billion and $4.6 billion as of June 30, 2007 and December 31, 2006, respectively. For the three months ended June 30, 2007 and 2006, we recognized deferred profit amortization of $233 million and $220 million, respectively. For the six months ended June 30, 2007 and 2006, we recognized deferred profit amortization of $493 million and $490 million, respectively.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

7.	Short-term Borrowings and Long-term Debt

Short-term Borrowings

Our short-term borrowings (borrowings with an original contractual maturity of one year or less) consist of both “Federal funds purchased and securities sold under agreements to repurchase” and “Short-term debt” in the condensed consolidated balance sheets. The following table displays our short-term borrowings as of June 30, 2007 and December 31, 2006.

	As of
	June 30, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Outstanding	Rate(1)	Outstanding	Rate(1)
		(Dollars in millions)

Federal funds purchased and securities sold under agreements to repurchase	$912	4.72%	$700	5.36%

Fixed short-term debt:
Discount notes	$160,315	5.13%	$158,785	5.16%
Foreign exchange discount notes	307	3.14	194	4.09
Other short-term debt	2,263	5.15	5,707	5.24

Total fixed short-term debt	162,885	5.13	164,686	5.16
Debt from consolidations	980	5.35	1,124	5.32

Total short-term debt	$163,865	5.13%	$165,810	5.16%

(1)	Includes discounts, premiums and other cost basis adjustments.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Long-term Debt

Long-term debt represents borrowings with an original contractual maturity of greater than one year. The following table displays our long-term debt as of June 30, 2007 and December 31, 2006.

	As of
	June 30, 2007			December 31, 2006
			Weighted			Weighted
			Average			Average
			Interest			Interest
	Maturities	Outstanding	Rate(1)	Maturities	Outstanding	Rate(1)
			(Dollars in millions)

Senior fixed:
Benchmark notes and bonds	2007-2030	$265,528	5.05%	2007-2030	$277,453	4.98%
Medium-term notes	2007-2017	251,691	5.04	2007-2016	239,033	4.75
Foreign exchange notes and bonds	2007-2028	4,154	4.04	2007-2028	4,340	3.88
Other long-term debt	2007-2038	65,592	6.03	2007-2038	55,273	6.05

Total senior fixed		586,965	5.15		576,099	4.98
Senior floating:
Medium-term notes	2007-2017	11,777	5.94	2007-2016	5,522	5.06
Other long-term debt	2022-2037	424	6.52		—	—

Total senior floating		12,201	5.96		5,522	5.06
Subordinated fixed:
Medium-term notes	2008-2011	3,500	5.62	2007-2011	5,500	5.38
Other subordinated debt	2012-2019	7,436	6.34	2012-2019	7,352	6.30

Total subordinated fixed		10,936	6.11		12,852	5.91
Debt from consolidations	2007-2039	6,712	5.84	2007-2039	6,763	5.98

Total long-term debt(2)		$616,814	5.19%		$601,236	5.01%

(1)	Includes discounts, premiums and other cost basis adjustments.

(2)	Reported amounts include a net premium and other cost basis adjustments of $12.4 billion and $11.9 billion as of June 30, 2007 and December 31, 2006, respectively.

8.	Derivative Instruments

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

Although derivative instruments are critical to our interest rate risk management strategy, we did not apply hedge accounting to instruments entered into during any period presented. As such, all fair value changes and gains and losses on these derivatives, including accrued interest, were recognized as “Derivatives fair value gains, net” in the condensed consolidated statements of income.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays the outstanding notional balances and fair value of our derivative instruments as of June 30, 2007 and December 31, 2006.

	As of
	June 30, 2007		December 31, 2006
		Fair		Fair
	Notional	Value(1)	Notional	Value(1)
	(Dollars in millions)

Risk management derivatives:
Swaps:
Pay-fixed	$303,243	$3,905	$268,068	$(1,447)
Receive-fixed	248,916	(2,982)	247,084	(615)
Basis	7,601	(172)	950	(2)
Foreign currency	4,469	357	4,551	371
Swaptions:
Receive-fixed	126,798	2,229	114,921	3,721
Pay-fixed	88,277	1,311	95,350	1,102
Interest rate caps	6,250	46	14,000	124
Other(2)	474	64	469	65

	786,028	4,758	745,393	3,319
Accrued interest receivable	—	495	—	406

Total risk management derivatives	$786,028	$5,253	$745,393	$3,725

Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	$1,965	$(4)	$1,741	$(6)
Forward contracts to purchase mortgage-related securities	32,023	(95)	16,556	(25)
Forward contracts to sell mortgage-related securities	24,968	131	21,631	53

Total mortgage commitment derivatives	$58,956	$32	$39,928	$22

(1)	Represents the net of “Derivative assets at fair value” and “Derivative liabilities at fair value.”

(2)	Includes MBS options, swap credit enhancements and mortgage insurance contracts that are accounted for as derivatives and certain forward starting debt. The mortgage insurance contracts have payment provisions that are not based on a notional amount.

9.	Income Taxes

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

Effective with our adoption of FIN 48, we elected to recognize potential accrued interest and penalties related to unrecognized tax benefits as “Other expenses” in our condensed consolidated statement of income. Previously, such amounts were recorded as a component of “Provision for federal income taxes” in our condensed consolidated statements of income.

Our effective tax rate is the provision for federal income taxes, excluding the tax effect of extraordinary items, expressed as a percentage of income before federal income taxes. Our effective rate is different from the federal statutory rate of 35% primarily due to the benefits of our investments in housing projects eligible for the low-income housing tax credit and other equity investments that provide tax credits, as well as our holdings of tax-exempt investments. For the three months ended June 30, 2007 and 2006, our effective tax rate was 9% and 23%, respectively. For the six months ended June 30, 2007 and 2006, our effective tax rate was 4% and 20%, respectively.

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

The following table displays the computation of basic and diluted earnings per share of common stock for the three and six months ended June 30, 2007 and 2006.

	For the		For the
	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars and shares in millions,
	except per share amounts)

Income before extraordinary gains (losses)	$1,950	$2,052	$2,914	$4,077
Extraordinary gains (losses), net of tax effect	(3)	6	(6)	7

Net income	1,947	2,058	2,908	4,084
Preferred stock dividends and issuance costs at redemption	(118)	(127)	(253)	(249)

Net income available to common stockholders—basic	1,829	1,931	2,655	3,835
Convertible preferred stock dividends(1)	33	34	67	67

Net income available to common stockholders—diluted	$1,862	$1,965	$2,722	$3,902

Weighted-average common shares outstanding—basic	973	971	973	971
Dilutive potential common shares:
Stock-based awards(2)	1	1	1	1
Convertible preferred stock(3)	27	27	27	27

Weighted-average common shares outstanding—diluted	1,001	999	1,001	999

Basic earnings per share:
Earnings before extraordinary gains (losses)(4)	$1.88	$1.98	$2.74	$3.94
Extraordinary gains (losses), net of tax effect	—	0.01	(0.01)	0.01

Basic earnings per share	$1.88	$1.99	$2.73	$3.95

Diluted earnings per share:
Earnings before extraordinary gains (losses)(4)	$1.86	$1.96	$2.73	$3.90
Extraordinary gains (losses), net of tax effect	—	0.01	(0.01)	0.01

Diluted earnings per share	$1.86	$1.97	$2.72	$3.91

(1)	In the computation of diluted EPS, convertible preferred stock dividends are added back to net income available to common stockholders when the assumed conversion of the preferred shares is dilutive and is assumed to be converted from the beginning of the period. For all periods, the assumed conversion of the preferred shares had a dilutive effect.

(2)	Represents incremental shares from in-the-money nonqualified stock options and other performance awards. Weighted-average options to purchase approximately 17 million and 23 million shares of common stock for the three months ended June 30, 2007 and 2006, respectively, and 19 million and 21 million shares of common stock for the six months ended June 30, 2007 and 2006, respectively, were outstanding in each period, but were excluded from the computation of diluted EPS since they would have been anti-dilutive.

(3)	Represents incremental shares from the assumed conversion of outstanding convertible preferred stock when the assumed conversion of the preferred shares is dilutive and is assumed to be converted from the beginning of the period.

(4)	Amount is net of preferred stock dividends and issuance costs at redemption.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

11.	Employee Retirement Benefits

The following table displays components of our net periodic benefit cost for our qualified and nonqualified pension plans and postretirement health care plan for the three and six months ended June 30, 2007 and 2006. The net periodic benefit cost for each period is calculated based on assumptions at the end of the prior year.

	For the Three Months Ended June 30,
	2007			2006
	Pension Plans		Other Post-	Pension Plans		Other Post-
		Non-	Retirement		Non-	Retirement
	Qualified	Qualified	Plan	Qualified	Qualified	Plan
			(Dollars in millions)

Service cost	$14	$3	$3	$13	$3	$3
Interest cost	12	2	2	11	3	2
Expected return on plan assets	(14)	—	—	(11)	—	—
Amortization of net loss	—	1	1	3	1	1
Amortization of prior service cost	—	1	—	—	—	—
Amortization of initial transition asset	—	—	—	—	—	1

Net periodic benefit cost	$12	$7	$6	$16	$7	$7

	For the Six Months Ended June 30,
	2007			2006
	Pension Plans		Other Post-	Pension Plans		Other Post-
		Non-	Retirement		Non-	Retirement
	Qualified	Qualified	Plan	Qualified	Qualified	Plan
			(Dollars in millions)

Service cost	$28	$6	$6	$27	$5	$6
Interest cost	24	5	5	22	5	5
Expected return on plan assets	(28)	—	—	(22)	—	—
Amortization of net loss	1	1	1	5	2	1
Amortization of prior service cost	—	2	—	—	1	—
Amortization of initial transition asset	—	—	1	—	—	1

Net periodic benefit cost	$25	$14	$13	$32	$13	$13

As of June 30, 2007, contributions of $2 million have been made to the nonqualified pension plans and $2 million to our postretirement benefit plan. We anticipate contributing an additional $3 million to fund our nonqualified pension plans in 2007 for a total of $5 million. Also, we anticipate contributing an additional $3 million to fund our postretirement benefit plan in 2007 for a total of $5 million.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

12.	Segment Reporting

We manage our business using three operating segments:  Single-Family; HCD; and Capital Markets. The following table displays our segment results for the three and six months ended June 30, 2007 and 2006.

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

	For the Three Months Ended June 30, 2007
	Single-		Capital
	Family	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$114	$(103)	$1,182	$1,193
Guaranty fee income (expense)(2)	1,304	110	(294)	1,120
Losses on certain guaranty contracts	(451)	(10)	—	(461)
Trust management income	141	9	—	150
Investment losses, net	(7)	—	(587)	(594)
Derivatives fair value gains, net	—	—	1,916	1,916
Debt extinguishment gains, net	—	—	48	48
Losses from partnership investments	—	(215)	—	(215)
Fee and other income	73	97	92	262
Administrative expenses	(356)	(143)	(161)	(660)
Provision for credit losses	(434)	—	—	(434)
Other expenses	(179)	(6)	(3)	(188)

Income (loss) before federal income taxes and extraordinary losses	205	(261)	2,193	2,137
Provision (benefit) for federal income taxes	69	(371)	489	187

Income before extraordinary losses	136	110	1,704	1,950
Extraordinary losses, net of tax effect	—	—	(3)	(3)

Net income	$136	$110	$1,701	$1,947

(1)	Includes cost of capital charge.

(2)	Includes intercompany guaranty fee income (expense) allocated to Single-Family and HCD from Capital Markets for absorbing the credit risk on mortgage loans held in our portfolio.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	For the Three Months Ended June 30, 2006
	Single-		Capital
	Family	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$263	$(81)	$1,685	$1,867
Guaranty fee income (expense)(2)(3)	1,085	125	(273)	937
Losses on certain guaranty contracts	(48)	(3)	—	(51)
Investment gains (losses), net	30	—	(663)	(633)
Derivatives fair value gains, net	—	—	1,621	1,621
Debt extinguishment gains, net	—	—	69	69
Losses from partnership investments	—	(188)	—	(188)
Fee and other income(3)	62	53	(73)	42
Administrative expenses	(383)	(150)	(247)	(780)
Provision for credit losses	(130)	(14)	—	(144)
Other expenses	(66)	(10)	(2)	(78)

Income (loss) before federal income taxes and extraordinary gains	813	(268)	2,117	2,662
Provision (benefit) for federal income taxes	281	(357)	686	610

Income before extraordinary gains	532	89	1,431	2,052
Extraordinary gains, net of tax effect	—	—	6	6

Net income	$532	$89	$1,437	$2,058

(1)	Includes cost of capital charge.

(2)	Includes intercompany guaranty fee income (expense) allocated to Single-Family and HCD from Capital Markets for absorbing the credit risk on mortgage loans held in our portfolio.

(3)	Certain prior period amounts that previously were included as a component of “Fee and other income” have been reclassified to “Guaranty fee income” to conform to the current period presentation.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	For the Six Months Ended
	June 30, 2007
	Single-		Capital
	Family	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$193	$(197)	$2,391	$2,387
Guaranty fee income (expense)(2)	2,591	211	(584)	2,218
Losses on certain guaranty contracts	(731)	(13)	—	(744)
Trust management income	295	19	—	314
Investment gains (losses), net	1	—	(239)	(238)
Derivatives fair value gains, net	—	—	1,353	1,353
Debt extinguishment gains, net	—	—	41	41
Losses from partnership investments	—	(380)	—	(380)
Fee and other income	157	181	132	470
Administrative expenses	(738)	(286)	(334)	(1,358)
(Provision) benefit for credit losses	(687)	4	—	(683)
Other expenses	(333)	(12)	(7)	(352)

Income (loss) before federal income taxes and extraordinary losses	748	(473)	2,753	3,028
Provision (benefit) for federal income taxes	257	(746)	603	114

Income before extraordinary losses	491	273	2,150	2,914
Extraordinary losses, net of tax effect	—	—	(6)	(6)

Net income	$491	$273	$2,144	$2,908

(1)	Includes cost of capital charge.

(2)	Includes intercompany guaranty fee income (expense) allocated to Single-Family and HCD from Capital Markets for absorbing the credit risk on mortgage loans held in our portfolio.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	For the Six Months Ended
	June 30, 2006
	Single-		Capital
	Family	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$508	$(156)	$3,527	$3,879
Guaranty fee income (expense)(2)(3)	2,164	261	(541)	1,884
Losses on certain guaranty contracts	(74)	(4)	—	(78)
Investment gains (losses), net	52	—	(1,360)	(1,308)
Derivatives fair value gains, net	—	—	2,527	2,527
Debt extinguishment gains, net	—	—	86	86
Losses from partnership investments	—	(382)	—	(382)
Fee and other income(3)	125	106	102	333
Administrative expenses	(722)	(279)	(487)	(1,488)
Provision for credit losses	(214)	(9)	—	(223)
Other income (expense)	(144)	13	(3)	(134)

Income (loss) before federal income taxes and extraordinary gains	1,695	(450)	3,851	5,096
Provision (benefit) for federal income taxes	588	(685)	1,116	1,019

Income before extraordinary gains	1,107	235	2,735	4,077
Extraordinary gains, net of tax effect	—	—	7	7

Net income	$1,107	$235	$2,742	$4,084

(1)	Includes cost of capital charge.

(2)	Includes intercompany guaranty fee income (expense) allocated to Single-Family and HCD from Capital Markets for absorbing the credit risk on mortgage loans held in our portfolio.

(3)	Certain prior period amounts that previously were included as a component of “Fee and other income” have been reclassified to “Guaranty fee income” to conform to the current period presentation.

13.	Preferred Stock

As of June 30, 2007 and December 31, 2006, we had preferred stock outstanding of $8.0 billion and $9.1 billion, respectively. On February 28, 2007, we redeemed all 14,000,000 shares of our Variable Rate Non-Cumulative Preferred Stock, Series J, with an aggregate stated value of $700 million. On April 2, 2007, we redeemed all 8,000,000 shares of our Variable Rate Non-Cumulative Preferred Stock, Series K, with an aggregate stated value of $400 million. For the three and six months ended June 30, 2007, we recorded $4 million and $10 million, respectively, of issuance costs as a reduction of net income attributable to common stockholders as “Preferred stock dividends and issuance costs at redemption” in our condensed consolidated statements of income.

14.	Commitments and Contingencies

We are party to various types of legal proceedings that are subject to many uncertain factors that are not recorded in the condensed consolidated financial statements. Each of these is described below.

Legal Contingencies

Litigation, claims and proceedings of all types are subject to many uncertain factors that generally cannot be predicted with assurance. The following describes the material legal proceedings, examinations and other matters that: (1) were pending as of June 30, 2007; (2) were terminated during the period from January 1,

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

2007 through November 8, 2007; or (3) are pending as of the filing of this report. An unfavorable outcome in certain of these legal proceedings could have a material adverse effect on our business, financial condition, results of operations and cash flows. In view of the inherent difficulty of predicting the outcome of these proceedings, we cannot state with confidence what the eventual outcome of the pending matters will be. Because we concluded that a loss with respect to any pending matter discussed below was not both probable and estimable as of November 8, 2007, we have not recorded a reserve for any of those matters. We intend to vigorously defend our interests in these lawsuits.

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

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

It also limited the individual securities plaintiffs’ insider trader claims against Franklin D. Raines, J. Timothy Howard and Leanne Spencer.

In re Fannie Mae Shareholder Derivative Litigation

Beginning on September 28, 2004, ten plaintiffs filed twelve shareholder derivative actions (i.e., lawsuits filed by shareholder plaintiffs on our behalf) in three different federal district courts and the Superior Court of the District of Columbia against certain of our current and former officers and directors and against us as a nominal defendant. Plaintiffs contend that the defendants purposefully misapplied GAAP, maintained poor internal controls, issued a false and misleading proxy statement, and falsified documents to cause our financial performance to appear smooth and stable, and that Fannie Mae was harmed as a result. The claims are for breaches of the duty of care, breach of fiduciary duty, waste, insider trading, fraud, gross mismanagement, violations of the Sarbanes-Oxley Act of 2002, and unjust enrichment. Plaintiffs seek unspecified compensatory damages, punitive damages, attorneys’ fees, and other fees and costs, as well as injunctive relief directing us to adopt certain proposed corporate governance policies and internal controls.

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

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

Sale of LIHTC Partnerships

On July 16, 2007, we sold a portfolio of LIHTC partnerships reflecting approximately $254 million in future LIHTC tax credits and the release of future capital obligations relating to the investments.

Preferred Stock

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

Material Weakness Reported		Status as of	Status as of	Status as of	Status as of
as of December 31, 2006		March 31, 2007	June 30, 2007	September 30, 2007	Filing Date

1.	Application of GAAP	Remediation in process	Remediation in process	Remediation in process	Remediated
2.	Financial Statement Preparation and Reporting	Remediation in process	Remediation in process	Remediation in process	Remediation in process
3.	Disclosure Controls	Remediation in process	Remediation in process	Remediation in process	Remediation in process
4.	Journal Entry Controls	Remediation in process	Remediated	*	*
5.	Reconciliation Controls	Remediation in process	Remediation in process	Remediated	*
6.	Access Control	Remediation in process	Remediation in process	Remediated	*
7.	Pricing and Independent Price Verification Processes—Pricing Controls	Remediation in process	Remediation in process	Remediated	*
8.	Multifamily Lender Loan Loss Sharing Modifications	Remediation in process	Remediation in process	Remediated	*

*	Since remediation, this control has continued to be effective.

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

RESTATEMENT-RELATED MATTERS

Securities Class Action Lawsuits

In re Fannie Mae Securities Litigation /KPMG Accounting Malpractice Action

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

We are required to meet various capital standards, including a requirement that our core capital equal or exceed both our statutory minimum capital requirement and an OFHEO-directed minimum capital requirement. Our retained earnings are a component of our core capital. Accordingly, the level of our core capital may fluctuate significantly depending on our results of operations. As described in “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results of Operations,” our net income declined in the first six months of 2007 due to a significant reduction in net interest income, significantly higher losses on certain guaranty contracts and a substantial increase in credit-related expenses. If some or all of the market trends that contributed to these results continue to negatively affect our net income, they will continue to cause a reduction in our retained earnings and, as a result, in the amount of our core capital. In order to maintain our statutory and OFHEO-directed minimum capital surplus, we may be required to take actions, or refrain from taking actions, to ensure that we maintain or increase our core capital. These actions have included, and in the future may include, selling assets at a time when we believe that it would be economically advantageous to continue to hold the assets and issuing additional equity securities, which in general is a more expensive method of funding our operations than issuing debt securities. Either of these actions may further reduce our net income. In addition, in order to remain in compliance with our regulatory capital requirements, we may need to limit or forgo attractive opportunities to acquire assets, and we may lose market share as a result.

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

(a) Unregistered Sales of Equity Securities

Information about sales and issuances of our unregistered securities during the quarter ended June 30, 2007 was provided in a Form 8-K we filed on August 9, 2007.

The securities we issue are “exempted securities” under laws administered by the SEC to the same extent as securities that are obligations of, or are guaranteed as to principal and interest by, the United States. As a result, we do not file registration statements with the SEC with respect to offerings of our securities.

(b) None.

(c) Share Repurchases

Purchases of Equity Securities by the Issuer

The following table shows shares of our common stock we repurchased during the second quarter of 2007.

				Maximum Number
			Total Number of	of Shares that
	Total Number	Average	Shares Purchased	May Yet be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
	Purchased(1)	per Share	Announced Program(2)	the Program(3),(4)
	(Shares in thousands)

2007
April 1-30	14	$56.14	—	60,591
May 1-31	39	61.95	14	60,196
June 1-30	26	65.76	9	59,926

(1)	In addition to shares repurchased as part of the publicly announced programs described in footnote 2 below, these shares consist of: (a) 40,612 shares of common stock reacquired from employees to pay an aggregate of approximately $2.5 million in withholding taxes due upon the vesting of restricted stock; (b) 638 shares of common stock reacquired from employees to pay an aggregate of approximately $0.04 million in withholding taxes due upon the exercise of stock options; (c) 11,581 shares of common stock repurchased from employees and members of our Board of Directors to pay an aggregate exercise price of approximately $0.7 million for stock options; and (d) 2,222 shares of common stock repurchased from employees in a limited number of instances relating to employees’ financial hardship.

(2)	Consists of 23,625 shares of common stock repurchased from employees pursuant to our publicly announced employee stock repurchase program. On May 9, 2006, we announced that the Board of Directors had authorized a stock repurchase program (the “Employee Stock Repurchase Program”) under which we may repurchase up to $100 million of Fannie Mae shares from non-officer employees. On January 21, 2003, we publicly announced that the Board of Directors had approved a share repurchase program (the “General Repurchase Authority”) under which we could purchase in open market transactions the sum of (a) up to 5% of the shares of common stock outstanding as of December 31, 2002 (49.4 million shares) and (b) additional shares to offset stock issued or expected to be issued under our employee benefit plans. No shares were repurchased during the second quarter of 2007 pursuant to the General Repurchase Authority. The General Repurchase Authority has no specified expiration date. The Employee Stock Repurchase Program terminated in November 2007.

(3)	Consists of the total number of shares that may yet be purchased under the General Repurchase Authority as of the end of the month, including the number of shares that may be repurchased to offset stock that may be issued pursuant to awards outstanding under the Stock Compensation Plan of 1993 and the Stock Compensation Plan of 2003. Repurchased shares are first offset against any issuances of stock under our employee benefit plans. To the extent that we repurchase more shares in a given month than have been issued under our plans, the excess number of shares is deducted from the 49.4 million shares approved for repurchase under the General Repurchase Authority. Because of new stock issuances and expected issuances pursuant to new grants under our employee benefit plans, the number of shares that may be purchased under the General Repurchase Authority fluctuates from month to month. See “Notes to Consolidated Financial Statements—Note 13, Stock-Based Compensation Plans,” in our 2006 Form 10-K filed with the SEC on August 16, 2007 for information about shares issued, shares expected to be issued, and shares remaining available for grant under our employee benefit plans. Shares that remain available for grant under our employee benefit plans are not yet included in the amount of shares that may yet be purchased reflected in the table above. The amount in the table above includes the remaining number of shares that may yet be repurchased under the Employee Stock Repurchase Program at the end of each month, based on the average of the high and low stock prices of Fannie Mae common stock at month-end.

(4)	Amounts for April and May do not reflect the determination made by our Board of Directors in June 2007 not to pay out certain shares expected to be issued under our plans. See “Notes to Consolidated Financial Statements—Note 13, Stock-Based Compensation Plan” in our 2006 Form 10-K for a description of these shares.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

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
Stephen M. Swad
Executive Vice President and
Chief Financial Officer

Date: November 9, 2007

INDEX TO EXHIBITS

Item	Description

3.1	Fannie Mae Charter Act (12 U.S.C. § 1716 et seq.) (Incorporated by reference to Exhibit 3.1 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
3.2	Fannie Mae Bylaws, as amended through October 16, 2007 (Incorporated by reference to Exhibit 3.1 to Fannie Mae’s Current Report on Form 8-K/A, filed October 23, 2007.)
4.1	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series D (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.2	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series E (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.3	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series F (Incorporated by reference to Exhibit 4.3 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.4	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series G (Incorporated by reference to Exhibit 4.4 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.5	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series H (Incorporated by reference to Exhibit 4.5 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.6	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series I (Incorporated by reference to Exhibit 4.6 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.7	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series L (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.)
4.8	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series M (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)
4.9	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series N (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)
4.10	Certificate of Designation of Terms of Fannie Mae Non-Cumulative Convertible Preferred Stock, Series 2004-1 (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed January 4, 2005.)
4.11	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series O (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s Current Report on Form 8-K, filed January 4, 2005.)
4.12	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series P (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed September 28, 2007.)
4.13	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series Q (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed October 5, 2007.)
10.1	Letter Agreement between The Duberstein Group and Fannie Mae, effective January 1, 2007, dated as of May 11, 2007 (Incorporated by reference to Exhibit 99.2 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2006, filed August 16, 2007.)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

E-1

FANNIEMAE LOGO

CA313