Form 10-Q
period 2007-09-30
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2007-11-09
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
(202) 752-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one ):
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

EXPLANATORY NOTE ABOUT THIS REPORT

We are filing this Quarterly Report on Form 10-Q for the third quarter of 2007 concurrently with the filing of our Quarterly Reports on Form 10-Q for the first and second quarters of 2007.

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

SELECTED FINANCIAL DATA

The selected consolidated financial data presented below is summarized from our condensed results of operations for the three and nine months ended September 30, 2007 and 2006, as well as from selected condensed consolidated balance sheet data as of September 30, 2007 and December 31, 2006. This data should be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as with the unaudited condensed consolidated financial statements and related notes included in this report and with our audited consolidated financial statements and related notes included in our 2006 Form 10-K.

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars and shares in millions, except per share amounts)

Income Statement Data:
Net interest income	$1,058	$1,528	$3,445	$5,407
Guaranty fee income(1)	1,232	1,084	3,450	2,968
Losses on certain guaranty contracts	(294)	(103)	(1,038)	(181)
Derivatives fair value losses, net	(2,244)	(3,381)	(891)	(854)
Other income (loss)(1)(2)	242	659	449	(612)
Credit-related expenses(3)	(1,200)	(197)	(2,039)	(457)
Net income (loss)	(1,399)	(629)	1,509	3,455
Preferred stock dividends and issuance costs at redemption	(119)	(131)	(372)	(380)
Net income (loss) available to common stockholders	(1,518)	(760)	1,137	3,075

Common Share Data:
Earnings (loss) per share:
Basic	$(1.56)	$(0.79)	$1.17	$3.17
Diluted	(1.56)	(0.79)	1.17	3.16
Weighted-average common shares outstanding:
Basic	974	972	973	971
Diluted	974	972	975	972
Cash dividends declared per common share	$0.50	$0.26	$1.40	$0.78

New Business Acquisition Data:
Fannie Mae MBS issues acquired by third parties(4)	$148,320	$107,027	$407,962	$308,371
Mortgage portfolio purchases(5)	49,574	51,576	134,407	150,340

New business acquisitions	$197,894	$158,603	$542,369	$458,711

	As of
	September 30,	December 31,
	2007	2006
	(Dollars in millions)

Balance Sheet Data:
Investments in securities:
Trading	$48,683	$11,514
Available-for-sale	315,012	378,598
Mortgage loans:
Loans held for sale	5,053	4,868
Loans held for investment, net of allowance	394,550	378,687
Total assets	839,783	843,936
Short-term debt	153,146	165,810
Long-term debt	608,619	601,236
Total liabilities	799,740	802,294
Preferred stock	9,008	9,108
Total stockholders’ equity	39,922	41,506

	As of
	September 30,	December 31,
	2007	2006
	(Dollars in millions)

Regulatory Capital Data:
Core capital(6)	$41,713	$41,950
Total capital(7)	43,798	42,703

Mortgage Credit Book of Business Data:
Mortgage portfolio(8)	$728,578	$728,932
Fannie Mae MBS held by third parties(9)	2,003,382	1,777,550
Other credit guaranties(10)	35,508	19,747

Mortgage credit book of business	$2,767,468	$2,526,229

	For the				For the
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2007		2006		2007		2006

Ratios:
Return on assets ratio(11)*	(0.72)%		(0.36)%		0.18%		0.49%
Return on equity ratio(12)*	(19.4)		(9.8)		4.8		13.1
Equity to assets ratio(13)*	4.7		4.7		4.8		4.8
Dividend payout ratio(14)*	N/A		N/A		120.4		24.7
Average effective guaranty fee rate (in basis points)(15)*	22.8	bp	22.5	bp	22.0	bp	20.9	bp
Credit loss ratio (in basis points)(16)*	5.0	bp	2.3	bp	4.0	bp	1.8	bp

(1)	Certain prior period amounts that previously were included as a component of “Fee and other income” have been reclassified to “Guaranty fee income” to conform to the current period presentation.

(2)	Consists of trust management income; investment gains (losses), net; debt extinguishment gains, net; losses from partnership investments; and fee and other income.

(3)	Consists of provision for credit losses and foreclosed property expense.

(4)	Unpaid principal balance of Fannie Mae MBS issued and guaranteed by us and acquired by third-party investors during the reporting period. Excludes securitizations of mortgage loans held in our portfolio.

(5)	Unpaid principal balance of mortgage loans and mortgage-related securities we purchased for our investment portfolio during the reporting period. Includes advances to lenders and mortgage-related securities acquired through the extinguishment of debt.

(6)	The sum of (a) the stated value of outstanding common stock (common stock less treasury stock); (b) the stated value of outstanding non-cumulative perpetual preferred stock; (c) paid-in-capital; and (d) our retained earnings. Core capital excludes accumulated other comprehensive loss.

(7)	The sum of (a) core capital and (b) the total allowance for loan losses and reserve for guaranty losses, less (c) the specific loss allowance (that is, the allowance required on individually impaired loans).

(8)	Unpaid principal balance of mortgage loans and mortgage-related securities held in our portfolio.

(9)	Unpaid principal balance of Fannie Mae MBS held by third-party investors. The principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

(10)	Includes single-family and multifamily credit enhancements that we have provided and that are not otherwise reflected in the table.

(11)	Annualized net income available to common stockholders divided by average total assets during the period.

(12)	Annualized net income available to common stockholders divided by average outstanding common equity during the period.

(13)	Average stockholders’ equity divided by average total assets during the period.

(14)	Common dividends declared during the period divided by net income available to common stockholders for the period. Because we experienced a loss for the three months ended September 30, 2007 and 2006, earnings for each of those periods were insufficient to cover dividends declared during those periods.

(15)	Annualized guaranty fee income as a percentage of average outstanding Fannie Mae MBS and other guaranties during the period.

(16)	Annualized charge-offs, net of recoveries and annualized foreclosed property expense, as a percentage of the average total mortgage credit book of business during the period. Effective January 1, 2007, we have excluded any initial losses recorded pursuant to Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, on loans purchased from trusts from our credit losses when the purchase price of delinquent loans that we purchase from Fannie Mae MBS trusts exceeds the fair value of the loans at the time of purchase. We have revised our presentation of credit losses for the three and nine months ended September 30, 2006 to conform to the current period presentation. Refer to “Risk Management—Credit Risk Management—Mortgage Credit Risk Management—Credit Losses” for more information regarding this change in presentation.

Note:

*	Average balances for purposes of the ratio calculations are based on beginning and end of period balances.

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

Summary of Our Financial Results

We recorded a net loss and a diluted loss per share of $1.4 billion and $1.56, respectively, for the third quarter of 2007, compared with a net loss and a diluted loss per share of $629 million and $0.79, respectively, for the third quarter of 2006.

Net income for the first nine months of 2007 was $1.5 billion, a decrease of $1.9 billion, or 56%, from the first nine months of 2006. Diluted earnings per share decreased by 63% to $1.17 for the first nine months of 2007, from $3.16 for the first nine months of 2006.

Refer to “Consolidated Results of Operations” below for a more detailed discussion of our financial results for the three and nine months ended September 30, 2007, compared with the three and nine months ended September 30, 2006.

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

As noted in our 2006 Form 10-K, we evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. We consider the estimation of fair value of our financial instruments to be our most critical accounting estimate because a substantial portion of our assets and liabilities are recorded at estimated fair value, and, in certain circumstances, our valuation techniques involve a high degree of management judgment. The downturn in the housing market and reduced liquidity in the credit markets, along with the uncertainty in the financial markets arising from these conditions, resulted in significant market volatility and a disruption of historical pricing relationships between certain financial instruments during the third quarter of 2007. This significant change in market conditions has had widespread implications on how companies measure the fair value of certain financial instruments. Accordingly, we have provided an update to our critical accounting policy on fair value to discuss how these recent market conditions have affected the determination of fair value for some of our financial instruments, most notably our guaranty assets and guaranty obligations, and delinquent loans purchased from securitization trusts.

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

Loans Purchased with Evidence of Credit Deterioration

For securitization trusts that include a Fannie Mae guaranty, we have the option to purchase loans from those trusts, at par plus accrued interest, after required payments have not been made in full for four consecutive months. Under long-term standby commitments, we also purchase loans from lenders when the loans subject to these commitments meet certain delinquency criteria. We record the acquisition of such defaulted loans at the lower of the loan’s acquisition price or its fair value.

During the period of reduced liquidity and market volatility that began in July 2007, we obtained indicative bids for delinquent loans from brokers. We used these bids to value delinquent loans that we purchased from trusts during the third quarter of 2007. The recent change in market conditions has had a significant impact on our estimate of the fair value of these delinquent loans. Given that the primary market for delinquent loans is currently illiquid, there is more limited price transparency. Therefore, the estimated fair value of defaulted loans is highly sensitive to changes in market conditions.

CONSOLIDATED RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations is based on a comparison of our results between the third quarters of 2007 and 2006 and between the first nine months of 2007 and 2006. Table 1 presents a summary of our unaudited condensed consolidated results of operations for these periods.

Table 1:  Summary of Condensed Consolidated Results of Operations

	For the		For the		Quarterly		Year-to-Date
	Three Months Ended September 30,		Nine Months Ended September 30,		Variance		Variance
	2007	2006	2007	2006	$	%	$	%
	(Dollars in millions, except per share amounts)

Net interest income	$1,058	$1,528	$3,445	$5,407	$(470)	(31)%	$(1,962)	(36)%
Guaranty fee income(1)	1,232	1,084	3,450	2,968	148	14	482	16
Trust management income(2)	146	—	460	—	146	—	460	—
Fee and other income(1)	76	234	546	567	(158)	(68)	(21)	(4)

Net revenues	2,512	2,846	7,901	8,942	(334)	(12)	(1,041)	(12)
Losses on certain guaranty contracts	(294)	(103)	(1,038)	(181)	(191)	(185)	(857)	(473)
Investment gains (losses), net	136	550	(102)	(758)	(414)	(75)	656	87
Derivatives fair value losses, net	(2,244)	(3,381)	(891)	(854)	1,137	34	(37)	(4)
Losses from partnership investments	(147)	(197)	(527)	(579)	50	25	52	9
Administrative expenses	(660)	(761)	(2,018)	(2,249)	101	13	231	10
Credit-related expenses(3)	(1,200)	(197)	(2,039)	(457)	(1,003)	(509)	(1,582)	(346)
Other non-interest expenses(4)	(87)	(29)	(242)	(40)	(58)	(200)	(202)	(505)

Income (loss) before federal income taxes and extraordinary gains (losses)	(1,984)	(1,272)	1,044	3,824	(712)	(56)	(2,780)	(73)
Benefit (provision) for federal income taxes	582	639	468	(380)	(57)	(9)	848	223
Extraordinary gains (losses), net of tax effect	3	4	(3)	11	(1)	(25)	(14)	(127)

Net income (loss)	$(1,399)	$(629)	$1,509	$3,455	$(770)	(122)%	$(1,946)	(56)%

Diluted earnings (loss) per common share	$(1.56)	$(0.79)	$1.17	$3.16	$(0.77)	(97)%	$(1.99)	(63)%

(1)	Certain prior period amounts that previously were included as a component of “Fee and other income” have been reclassified to “Guaranty fee income” to conform to the current period presentation.

(2)	We began separately reporting the revenues from trust management fees in our condensed consolidated statements of income effective January 1, 2007. We previously included these revenues, which totaled approximately $148 million and approximately $447 million for the three and nine months ended September 30, 2006, respectively, as a component of interest income.

(3)	Consists of provision for credit losses and foreclosed property expense.

(4)	Consists of debt extinguishment gains (losses), net, minority interest in earnings of consolidated subsidiaries and other expenses.

Our business generates revenues from four principal sources: net interest income, guaranty fee income, trust management income, and fee and other income. Other significant factors affecting our net income include changes in the fair value of our derivatives, the timing and size of investment gains and losses, equity investments, losses on certain guaranty contracts, credit-related expenses and administrative expenses. We provide a comparative discussion of the effect of our principal revenue sources and other listed items on our condensed consolidated results of operations for the three and nine months ended September 30, 2007 and 2006 below. We also discuss other significant items presented in our unaudited condensed consolidated statements of income.

Net Interest Income

Table 2 presents analyses of our net interest income and net interest yield for the three and nine months ended September 30, 2007 and 2006.

Table 2:  Analysis of Net Interest Income and Yield

	For the Three Months Ended September 30,
	2007			2006
		Interest	Average		Interest	Average
	Average	Income/	Rates	Average	Income/	Rates
	Balance(1)	Expense	Earned/Paid	Balance(1)	Expense	Earned/Paid
	(Dollars in millions)

Interest-earning assets:
Mortgage loans(2)	$397,349	$5,572	5.61%	$376,792	$5,209	5.53%
Mortgage securities	330,872	4,579	5.54	355,024	4,912	5.53
Non-mortgage securities(3)	72,075	999	5.43	59,464	812	5.34
Federal funds sold and securities purchased under agreements to resell	17,994	246	5.35	15,551	214	5.38
Advances to lenders	8,561	76	3.45	4,368	38	3.44

Total interest-earning assets	$826,851	$11,472	5.54%	$811,199	$11,185	5.50%

Interest-bearing liabilities:
Short-term debt	$166,832	$2,400	5.63%	$163,903	$2,121	5.07%
Long-term debt	613,801	8,013	5.22	613,374	7,533	4.91
Federal funds purchased and securities sold under agreements to repurchase	161	1	4.46	181	3	4.99

Total interest-bearing liabilities	$780,794	$10,414	5.31%	$777,458	$9,657	4.94%

Impact of net non-interest bearing funding	$46,057		0.29%	$33,741		0.21%

Net interest income/net interest yield(4)		$1,058	0.52%		$1,528	0.77%

	For the Nine Months Ended September 30,
	2007			2006
		Interest	Average		Interest	Average
	Average	Income/	Rates	Average	Income/	Rates
	Balance(1)	Expense	Earned/Paid	Balance(1)	Expense	Earned/Paid
			(Dollars in millions)

Interest-earning assets:
Mortgage loans(2)	$391,318	$16,582	5.65%	$372,798	$15,495	5.54%
Mortgage securities	329,126	13,606	5.51	360,115	14,599	5.41
Non-mortgage securities(3)	67,595	2,763	5.39	52,531	1,983	4.98
Federal funds sold and securities purchased under agreements to resell	15,654	633	5.33	13,294	504	5.00
Advances to lenders	6,097	160	3.45	4,063	103	3.36

Total interest-earning assets	$809,790	$33,744	5.55%	$802,801	$32,684	5.42%

Interest-bearing liabilities:
Short-term debt	$163,062	$6,806	5.50%	$163,647	$5,671	4.57%
Long-term debt	609,018	23,488	5.14	607,106	21,596	4.74
Federal funds purchased and securities sold under agreements to repurchase	136	5	4.91	265	10	4.73

Total interest-bearing liabilities	$772,216	$30,299	5.22%	$771,018	$27,277	4.71%

Impact of net non-interest bearing funding	$37,574		0.24%	$31,783		0.19%

Net interest income/net interest yield(4)		$3,445	0.57%		$5,407	0.90%

(1)	The average balances for mortgage loans, advances to lenders and short- and long-term debt have been calculated based on the average of the amortized cost amount as of the beginning of each period and the amortized cost amount as of the end of each month within the respective period. This method was also used to calculate the average balance for mortgage securities for the three and nine months ended September 30, 2006. The average balances for all other categories and periods have been calculated based on a daily average.

(2)	Includes nonaccrual loans with an average balance totaling $6.2 billion and $6.1 billion for the three months ended September 30, 2007 and 2006, respectively, and $6.0 billion and $7.0 billion for the nine months ended September 30, 2007 and 2006, respectively.

(3)	Includes cash equivalents.

(4)	We calculate our net interest yield by dividing our annualized net interest income for the period by the average balance of our total interest-earning assets during the period.

Table 3 presents the total variance, or change, in our net interest income between the three months ended September 30, 2007 and 2006, and the nine months ended September 30, 2007 and 2006, and the extent to which that variance is attributable to (1) changes in the volume of our interest-earning assets and interest-bearing liabilities or (2) changes in the interest rates of these assets and liabilities.

Table 3:  Rate/Volume Analysis of Net Interest Income

	For the Three Months Ended September 30, 2007 vs. 2006			For the Nine Months Ended September 30, 2007 vs. 2006
	Total	Variance Due to:(1)		Total	Variance Due to:(1)
	Variance	Volume	Rate	Variance	Volume	Rate
	(Dollars in millions)

Interest income:
Mortgage loans	$363	$288	$75	$1,087	$781	$306
Mortgage securities	(333)	(334)	1	(993)	(1,277)	284
Non-mortgage securities(2)	187	175	12	780	605	175
Federal funds sold and securities purchased under agreements to resell	32	33	(1)	129	94	35
Advances to lenders	38	37	1	57	54	3

Total interest income	287	199	88	1,060	257	803

Interest expense:
Short-term debt	279	39	240	1,135	(20)	1,155
Long-term debt	480	5	475	1,892	68	1,824
Federal funds purchased and securities sold under agreements to repurchase	(2)	(1)	(1)	(5)	(5)	—

Total interest expense	757	43	714	3,022	43	2,979

Net interest income	$(470)	$156	$(626)	$(1,962)	$214	$(2,176)

(1)	Combined rate/volume variances are allocated to both rate and volume based on the relative size of each variance.

(2)	Includes cash equivalents.

Net interest income of $1.1 billion for the third quarter of 2007 decreased by 31% from the third quarter of 2006, driven by a 32% (25 basis points) decline in our net interest yield to 0.52%. The overall increase of 37 basis points in the average cost of our debt, to 5.31%, more than offset a 4 basis points increase in the average yield on our interest-earning assets, to 5.54%.

Net interest income of $3.4 billion for the first nine months of 2007 decreased by 36% from the first nine months of 2006, driven by a 37% (33 basis points) decline in our net interest yield to 0.57%. The overall increase of 51 basis points in the average cost of our debt, to 5.22%, more than offset a 13 basis points increase in the average yield on our interest-earning assets, to 5.55%.

We continued to experience compression in our net interest yield during the first nine months of 2007, largely attributable to the increase in our short-term and long-term debt costs as we continued to replace, at higher interest rates, maturing debt that we had issued at lower interest rates during the past few years. In addition, as discussed below, effective January 1, 2007, we reclassified the fees we receive from the interest earned on cash flows between the date of remittance by servicers and the date of distribution to MBS certificateholders, which we refer to as float income, from “Interest income” to “Trust management income.” The reclassification of these fees contributed to the decrease in our net interest yield, resulting in a reduction of approximately 7 and 8 basis points for the three and nine months ended September 30, 2007, respectively.

As discussed below in “Derivatives Fair Value Losses, Net,” we consider the net contractual interest accruals on our interest rate swaps to be part of the cost of funding our mortgage investments. These amounts, however, are reflected in our condensed consolidated statements of income as a component of “Derivatives fair value losses, net.” Although we experienced an increase in the average cost of our debt for the three and nine months ended September 30, 2007, we recorded net contractual interest income on our interest rate swaps totaling $95 million and $193 million for the three and nine months ended September 30, 2007, respectively. In comparison, we recorded net contractual interest income of $82 million and net contractual interest expense of $157 million for the three and nine months ended September 30, 2006, respectively. The economic effect of the interest accruals on our interest rate swaps, which is not reflected in the comparative net interest yields presented above, resulted in a reduction in our funding costs of approximately 5 and 3 basis points for the three and nine months ended September 30, 2007, respectively. The effect of interest accruals on our interest rate swaps also resulted in a reduction in our funding costs of approximately 4 basis points for the three months ended September 30, 2006 and an increase in our funding costs of approximately 2 basis points for the nine months ended September 30, 2006.

Based on the current composition of our portfolio, our expected investment activity for the remainder of the year and the current interest rate environment, we expect our net interest yield to remain relatively stable for the remainder of 2007.

Guaranty Fee Income

Table 4 shows the components of our guaranty fee income, our average effective guaranty fee rate, and Fannie Mae MBS activity for the three and nine months ended September 30, 2007 and 2006.

Table 4:  Guaranty Fee Income and Average Effective Guaranty Fee Rate(1)

	For the Three Months Ended September 30,
	2007			2006
	Amount	Rate(2)		Amount	Rate(2)		Variance
	(Dollars in millions)

Guaranty fee income/average effective guaranty fee rate, excluding buy-up impairment	$1,235	22.8	bp	$1,092	22.6	bp	13%
Buy-up impairment	(3)	—		(8)	(0.1)		(63)

Guaranty fee income/average effective guaranty fee rate(4)(5)	$1,232	22.8	bp	$1,084	22.5	bp	14%

Average outstanding Fannie Mae MBS and other guaranties(6)	$2,163,173			$1,929,303			12%
Fannie Mae MBS issues(7)	171,204			124,019			38

	For the Nine Months Ended September 30,
	2007			2006
	Amount	Rate(2)		Amount	Rate(2)		Variance
	(Dollars in millions)

Guaranty fee income/average effective guaranty fee rate, excluding certain fair value adjustments and buy-up impairment	$3,439	21.9	bp	$2,978	21.0	bp	15%
Net change in fair value of buy-ups and guaranty assets(3)	19	0.1		—	—		—
Buy-up impairment	(8)	—		(10)	(0.1)		(20)

Guaranty fee income/average effective guaranty fee rate(4)(5)	$3,450	22.0	bp	$2,968	20.9	bp	16%

Average outstanding Fannie Mae MBS and other guaranties(6)	$2,090,322			$1,893,843			10%
Fannie Mae MBS issues(7)	453,506			357,480			27

(1)	Guaranty fee income consists of contractual guaranty fees related to Fannie Mae MBS held in our portfolio and held by third-party investors, adjusted for (1) the amortization of upfront fees and impairment of guaranty assets, net of a proportionate reduction in the related guaranty obligation and deferred profit, and (2) impairment of buy-ups. The average effective guaranty fee rate reflects our average contractual guaranty fee rate adjusted for the impact of amortization of deferred amounts and buy-up impairment. Losses recognized at inception on certain guaranty contracts are excluded from guaranty fee income and the average effective guaranty fee rate, but as described in footnote 5 below, the subsequent recovery of these losses over the life of the loans underlying the MBS issuances is reflected in our guaranty fee income and average effective guaranty fee rate.

(2)	Presented in annualized basis points and calculated based on guaranty fee income components divided by average outstanding Fannie Mae MBS and other guaranties for each respective period.

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

(4)	Certain prior period amounts that previously were included as a component of “Fee and other income” have been reclassified to “Guaranty fee income” to conform to the current period presentation.

(5)	Losses recognized at inception on certain guaranty contracts are recorded as a component of our guaranty obligation. We amortize a portion of our guaranty obligation, which includes these losses, into income each period in proportion to the reduction in the guaranty asset for payments received. This amortization increases our guaranty fee income and reduces the related guaranty obligation. The amortization of the guaranty obligation associated with losses recognized at inception on certain guaranty contracts totaled $144 million and $60 million for the three months ended September 30, 2007 and 2006, respectively, and $327 million and $157 million for the nine months ended September 30, 2007 and 2006, respectively.

(6)	Other guaranties includes $35.5 billion and $19.7 billion as of September 30, 2007 and December 31, 2006, respectively, and $21.7 billion and $19.2 billion as of September 30, 2006 and December 31, 2005, respectively, related to long-term standby commitments we have issued and credit enhancements we have provided.

(7)	Reflects unpaid principal balance of Fannie Mae MBS issued and guaranteed by us, including mortgage loans held in our portfolio that we securitized during the period and Fannie Mae MBS issued during the period that we acquired for our portfolio.

The 14% increase in guaranty fee income for the third quarter of 2007 from the third quarter of 2006 resulted from a 12% increase in average outstanding Fannie Mae MBS and other guaranties, and a 1% increase in the average effective guaranty fee rate to 22.8 basis points from 22.5 basis points.

The 16% increase in guaranty fee income for the first nine months of 2007 from the first nine months of 2006 resulted from a 10% increase in average outstanding Fannie Mae MBS and other guaranties, and a 5% increase in the average effective guaranty fee rate to 22.0 basis points from 20.9 basis points.

Growth in average outstanding Fannie Mae MBS and other guaranties for the three and nine months ended September 30, 2007 was attributable to an increase in Fannie Mae MBS issuances and a slower liquidation rate on our mortgage credit book of business. Although mortgage origination volumes fell during the first nine months of 2007, our market share of MBS issuances increased due to the shift in the product mix of mortgage originations back to more traditional conforming products, such as 30-year fixed-rate loans, which represent our core product and historically have accounted for the majority of our new business volume, and reduced competition from private-label issuers of mortgage-related securities.

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

Trust Management Income

Trust management income totaled $146 million and $460 million for the three and nine months ended September 30, 2007, respectively. Trust management income consists of the fees we earn as master servicer, issuer and trustee for Fannie Mae MBS. We derive these fees from the interest earned on cash flows between the date of remittance by servicers and the date of distribution to MBS certificateholders, which we refer to as float income. Prior to November 2006, funds received from servicers were commingled with our corporate assets. Because our compensation for these roles could not be segregated, we included these amounts, which totaled approximately $148 million and approximately $447 million for the three and nine months ended September 30, 2006, as a component of “Interest income” in our condensed consolidated statements of income. In November 2006, we made operational changes to segregate these funds from our corporate assets.

Accordingly, we began separately reporting this compensation as “Trust management income” in our condensed consolidated statements of income effective January 1, 2007.

Fee and Other Income

Fee and other income decreased to $76 million for the third quarter of 2007, from $234 million for the third quarter of 2006. The $158 million decrease in fee and other income in the third quarter of 2007 resulted from changes in foreign currency exchange rates. We recorded a foreign currency exchange loss of $133 million on our foreign-denominated debt in the third quarter of 2007, due to the weakening of the U.S. dollar against the Japanese yen during the third quarter of 2007. In contrast, we recorded a foreign currency exchange gain of $37 million in the third quarter of 2006. Our foreign currency exchange gains (losses) are offset in part by corresponding net losses (gains) on foreign currency swaps, which are recognized in our condensed consolidated statements of income as a component of “Derivatives fair value losses, net.” We seek to eliminate our exposure to fluctuations in foreign exchange rates by entering into foreign currency swaps that effectively convert debt denominated in a foreign currency to debt denominated in U.S. dollars.

Fee and other income decreased to $546 million for the first nine months of 2007, from $567 million for the first nine months of 2006. The $21 million decrease in fee and other income for the first nine months of 2007 was due in part to the recognition of a foreign currency exchange loss of $188 million on our foreign-denominated debt for the first nine months of 2007, compared with a foreign currency exchange loss of $123 million for the first nine months of 2006. The increase in foreign currency exchange losses was due to the weakening of the U.S. dollar against the Japanese yen during the first nine months of 2007. The decrease in fee and other income was also due to a decrease in certain multifamily fees related to consolidated loans, partially offset by increased multifamily loan prepayment and yield maintenance fees.

Losses on Certain Guaranty Contracts

Losses on certain guaranty contracts increased by $191 million to $294 million for the third quarter of 2007, from $103 million for the third quarter of 2006. Losses on certain guaranty contracts increased by $857 million to $1.0 billion for the first nine months of 2007, from $181 million for the first nine months of 2006.

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

As credit conditions deteriorated during the first nine months of 2007, the market’s expectation of future credit risk increased. This change in market conditions increased the estimated risk premium or compensation that a market participant would require to assume our guaranty obligations. As a result, the estimated fair value of our guaranty obligations related to MBS issuances increased, contributing to a higher level of losses at inception on certain of our MBS issuances. Our losses on certain guaranty contracts also were affected by the following during the first nine months of 2007:

•	Lender Flow Transaction Contracts: We enter into flow transaction contracts that establish our base guaranty fee pricing with a lender for a specified period of time. Because pricing is fixed for a period of time, these contracts may limit our ability to immediately adjust our base guaranty fee pricing to reflect changes in market conditions. As the market risk premium increased during the first nine months of 2007, we experienced an increase in the losses related to some of these contracts because we had established our base guaranty fee pricing for a specified time period and could not increase our prices to reflect the increased market risk. To address this in part, we have expanded our use of standard risk-based price adjustments that apply to all deliveries of loans with certain risk characteristics.

•	Affordability Mission — Housing Goals: Our efforts to increase the amount of mortgage financing that we make available to target populations and geographic areas to support our housing goals contributed to an increase in losses on certain guaranty contracts for the first nine months of 2007, due to the higher credit risk premium associated with these MBS issuances. In addition, certain contracts that support our affordability mission are priced at a discounted rate.

•	Contract-Level Pricing: We negotiate guaranty contracts with our customers based upon the overall economics of the transaction; however, the accounting for our guaranty-related assets and liabilities is not determined at the contract level for the substantial majority of our guaranty transactions. Instead, it is determined separately for each individual MBS issuance within a contract. Although we determine losses at an individual MBS issuance level, we largely price our guaranty business on an overall contract basis and establish a single price for all loans included in the contract. Accordingly, a single guaranty transaction may result in some loan pools for which we recognize a loss immediately in earnings and other loan pools for which we record deferred profits that are recognized as a component of guaranty fee income over the life of the loans underlying the MBS issuance.

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

Investment Gains (Losses), Net

Table 5 summarizes the components of investment gains (losses), net for the three and nine months ended September 30, 2007 and 2006.

Table 5:  Investment Gains (Losses), Net

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in millions)

Other-than-temporary impairment on investment securities(1)	$(81)	$(6)	$(84)	$(852)
Lower-of-cost-or-market adjustments on held-for-sale loans	3	47	(115)	(45)
Gains (losses) on Fannie Mae portfolio securitizations, net	(65)	45	(27)	74
Gains on sale of investment securities, net	99	115	414	125
Unrealized gains (losses) on trading securities, net	249	364	(180)	(25)
Other investment losses, net	(69)	(15)	(110)	(35)

Investment gains (losses), net	$136	$550	$(102)	$(758)

(1)	Excludes other-than-temporary impairment on guaranty assets and buy-ups as these amounts are recognized as a component of guaranty fee income.

The $414 million decrease in investment gains for the third quarter of 2007 from the third quarter of 2006 was primarily attributable to the combined effect of the following:

•	A decrease of $115 million in unrealized gains on trading securities. We recorded $249 million in unrealized gains on trading securities during the third quarter of 2007, primarily due to a decline in interest rates during the quarter, which increased the fair value of our trading securities. This increase was partially offset by a decline in the fair value of private-label mortgage-related securities backed by subprime and Alt-A loans due to a widening of credit spreads on these securities during the quarter. In contrast, we recorded $364 million in unrealized gains on trading securities during the third quarter of 2006, due to a decline in interest rates during the quarter.

•	A net loss of $65 million for the third quarter of 2007 on Fannie Mae portfolio securitizations, compared with a net gain of $45 million for the third quarter of 2006. We securitized some subprime mortgage assets that were in a loss position during the third quarter of 2007. Cash proceeds related to portfolio securitizations accounted for as sales totaled $9.2 billion and $5.7 billion for the third quarter of 2007 and 2006, respectively.

•	An increase of $75 million in other-than-temporary impairment on investment securities. We recognized other-than-temporary impairment of $81 million for the third quarter of 2007, due to credit ratings downgrades and other credit-related events relating to certain non-mortgage investments that we had designated as available for sale, which caused the fair value of these securities to decline below their carrying value, and a deterioration in the credit quality of some of our mortgage revenue bond investments. In contrast, we recognized other-than-temporary impairment of $6 million for the third quarter of 2006.

The $656 million decrease in investment losses for the first nine months of 2007 from the first nine months of 2006 was primarily attributable to the combined effect of the following:

•	A decrease of $768 million in other-than-temporary impairment on investment securities. We recognized other-than-temporary impairment of $84 million for the first nine months of 2007, largely due to the impairments recorded during the third quarter of 2007. In contrast, we recognized other-than-temporary impairment of $852 million for the first nine months of 2006 due to a general increase in interest rates during the period, which caused the fair value of certain securities that we designated for sale to decline below the carrying value of those securities. We expect other-than-temporary impairment on investment securities for the full year 2007 to be significantly lower than the amount recorded in 2006.

•	An increase of $289 million in gains on sale of investment securities, net. We recorded net gains of $414 million and $125 million for the first nine months of 2007 and 2006, respectively, related to the sale of securities totaling $45.3 billion and $46.3 billion, respectively. The investment gains recorded during the first nine months of 2007 were attributable to the recovery in value of securities we sold that we had previously written down due to other-than-temporary impairment.

•	An increase of $155 million in unrealized losses on trading securities. As described in “Consolidated Balance Sheet Analysis—Trading Securities,” we increased our portfolio of trading securities during the first nine months of 2007 to approximately $48.7 billion as of September 30, 2007, from $11.5 billion as of December 31, 2006. We recorded unrealized losses of $180 million on our trading securities for the first nine months of 2007, reflecting the combined effect of an increase in our portfolio of mortgage-related securities classified as trading and a decrease in the fair value of these securities due to the significant widening of credit spreads during the period.

While changes in the fair value of our trading securities generally move inversely to changes in the fair value of our derivatives, we recorded losses on both our trading securities and derivatives for the first nine months of the year, due to the effect on our trading securities of the significant widening of credit spreads. Because the fair value of our trading securities is affected by market fluctuations that cannot be predicted, we cannot estimate the impact of changes in the fair value of our trading securities for the full year. We provide information on the sensitivity of changes in the fair value of trading securities to changes in interest rates in “Risk Management—Interest Rate Risk Management and Other Market Risks—Measuring Interest Rate Risk.”

Derivatives Fair Value Losses, Net

Table 6 presents, by type of derivative instrument, the fair value gains and losses on our derivatives for the three and nine months ended September 30, 2007 and 2006. Table 6 also includes an analysis of the components of derivatives fair value gains and losses attributable to net contractual interest income (expense) on our interest rate swaps, the net change in the fair value of terminated derivative contracts through the date of termination and the net change in the fair value of outstanding derivative contracts. The five-year interest rate swap rate, which is shown below in Table 6, is a key reference interest rate affecting the estimated fair value of our derivatives.

Table 6:  Derivatives Fair Value Losses, Net

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in millions)

Risk management derivatives:
Swaps:
Pay-fixed	$(7,500)	$(7,198)	$(1,780)	$1,852
Receive-fixed	3,834	3,329	956	(11)
Basis	90	38	(35)	25
Foreign currency(1)	140	(65)	97	32
Swaptions:
Pay-fixed	(237)	(822)	32	(925)
Receive-fixed	1,460	1,405	(199)	(1,951)
Interest rate caps	(3)	(33)	5	92
Other(2)	3	2	4	4

Risk management derivatives fair value losses, net	(2,213)	(3,344)	(920)	(882)
Mortgage commitment derivatives fair value gains (losses), net	(31)	(37)	29	28

Total derivatives fair value losses, net	$(2,244)	$(3,381)	$(891)	$(854)

Risk management derivatives fair value gains (losses) attributable to:
Net contractual interest income (expense) on interest rate swaps	$95	$82	$193	$(157)
Net change in fair value of terminated derivative contracts from end of prior period to date of termination	(50)	(110)	(187)	(154)
Net change in fair value of outstanding derivative contracts, including derivative contracts entered into during the period	(2,258)	(3,316)	(926)	(571)

Risk management derivatives fair value losses, net(3)	$(2,213)	$(3,344)	$(920)	$(882)

	2007	2006

5-year swap rate:
As of January 1	5.10%	4.88%
As of March 31	4.99	5.31
As of June 30	5.50	5.65
As of September 30	4.87	5.08

(1)	Includes the effect of net contractual interest expense of approximately $16 million and $20 million for the three months ended September 30, 2007 and 2006, respectively, and $50 million and $55 million for the nine months ended September 30, 2007 and 2006, respectively. The change in fair value of foreign currency swaps excluding this item resulted in a net gain of $156 million and a net loss of $45 million for the three months ended September 30, 2007 and 2006, respectively, and net gains of $147 million and $87 million for the nine months ended September 30, 2007 and 2006, respectively.

(2)	Includes MBS options, forward starting debt, swap credit enhancements and mortgage insurance contracts.

(3)	Reflects net derivatives fair value gains (losses) recognized in the condensed consolidated statements of income, excluding mortgage commitments.

As shown in Table 6 above, we recorded net contractual interest income on interest rate swaps for the three and nine months ended September 30, 2007. In comparison, we recorded net contractual interest income for the three months ended September 30, 2006 and net contractual interest expense for the nine months ended September 30, 2006. Although these amounts are included in the net derivatives fair value losses recognized in our condensed consolidated statements of income, we consider the interest accruals on our interest rate swaps to be part of the cost of funding our mortgage investments.

We recorded derivatives fair value losses totaling $2.2 billion and $3.4 billion for the third quarter of 2007 and 2006, respectively, due to fair value losses on our interest rate swaps that were partially offset by fair value gains on our option-based derivatives. The fair value losses on our interest rate swaps were attributable to a decrease in swap rates during each period, which resulted in fair value losses on our pay-fixed swaps that exceeded the fair value gains on our receive-fixed swaps. We experienced fair value gains on our option-based derivatives in each period due to an increase in fair value resulting from an increase in implied volatility that more than offset a decrease in fair value resulting from the combined effect of the decrease in swap rates and the time decay of these options. Time decay refers to the diminishing value of an option over time as less time remains to exercise the option. The less time left on an option, the greater the effects of time decay.

We recorded derivatives fair value losses totaling $891 million and $854 million for the first nine months of 2007 and 2006, respectively. The derivatives fair value losses recorded in the third quarter of 2007 and 2006 more than offset the cumulative derivatives fair value gains recorded for the first six months of each year.

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

Losses from Partnership Investments

Losses from partnership investments decreased to $147 million for the third quarter of 2007, from $197 million for the third quarter of 2006. The decrease in losses for the third quarter of 2007 was attributable to the recognition of a gain on the sale of investments in federal low-income housing tax credit (“LIHTC”) partnerships in July 2007, as well as a lower LIHTC portfolio balance compared to the third quarter of 2006, which resulted in fewer net operating losses. LIHTC partnerships generate tax credits and incur operational losses for which we obtain tax benefits through tax deductions. See “Benefit (Provision) for Federal Income Taxes” for further discussion of LIHTC tax benefits.

Losses from partnership investments decreased to $527 million for the first nine months of 2007, from $579 million for the first nine months of 2006. The decrease in losses for the first nine months of 2007 was due to the recognition of gains on sales of investments in LIHTC partnerships in March 2007 and July 2007, which was partially offset by an increase in losses from our continuing investments in LIHTC partnerships.

Administrative Expenses

Table 7 details the components of our administrative expenses, which include ongoing operating costs, as well as costs associated with our efforts to return to timely financial reporting.

Table 7:  Administrative Expenses

	For the			For the
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Variance	2007	2006	Variance
	(Dollars in millions)

Ongoing operating costs(1)	$528	$509	4%	$1,563	$1,424	10%
Restatement and related regulatory expenses(2)	132	252	(48)	455	825	(45)

Total administrative expenses	$660	$761	(13)%	$2,018	$2,249	(10)%

(1)	Excludes costs associated with our efforts to return to timely financial reporting and also excludes various costs that we do not expect to incur on a regular basis.

(2)	Includes costs of restatement and related regulatory examinations, investigations and litigation, and costs associated with our efforts to return to timely financial reporting.

The decreases in administrative expenses for the third quarter of 2007 from the third quarter of 2006, and for the first nine months of 2007 from the first nine months of 2006, were due to a significant reduction in restatement and related regulatory expenses. This reduction was partially offset by an increase in our ongoing operating costs, resulting from costs associated with an early retirement program and various involuntary severance initiatives implemented in 2007, as well as costs associated with the significant investment we have made to remediate material weaknesses in our internal control over financial reporting by enhancing our organizational structure and systems. Due to these costs, we expect our ongoing operating costs for 2007 to exceed those for 2006.

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

Credit-Related Expenses

Our credit-related expenses consist of our provision for credit losses and our foreclosed property expense. Our credit-related expenses increased to $1.2 billion for the third quarter of 2007, from $197 million for the third quarter of 2006. Credit-related expenses increased to $2.0 billion for the first nine months of 2007, from $457 million for the first nine months of 2006. Following is a discussion of changes in the components of our credit-related expenses for each comparable period.

The provision for credit losses increased by $942 million, or 650%, to $1.1 billion for the third quarter of 2007, from $145 million for the third quarter of 2006. The provision for credit losses increased by $1.4 billion, or 381%, to $1.8 billion for the first nine months of 2007, from $368 million for the first nine months of 2006.

Approximately $670 million and $805 million of the provision for credit losses for the three and nine months ended September 30, 2007, respectively, relates to charge-offs recorded when we purchase delinquent loans from MBS trusts and the purchase price, which is equal to the par amount, exceeds the fair value at the purchase date. These charges totaled $37 million and $153 million for the three and nine months ended September 30, 2006, respectively. Accordingly, $633 million and $652 million of the increase in the provision for credit losses for the three and nine months ended September 30, 2007, respectively, was attributable primarily to a substantial decrease in the market value of delinquent loans we purchased from MBS trusts. The decrease began in July 2007 as housing and credit market conditions deteriorated, causing increased credit spread requirements and decreased liquidity for this type of asset.

Pursuant to our MBS trust agreement, we have the option to purchase loans from the MBS trust, at par plus accrued interest, after required payments have not been made in full for four consecutive months. We record these loans at their estimated fair value at the date of purchase from the trust and recognize the difference between the amount paid and the fair value as a component of charge-offs. Based on our past experience, the majority of the loans we purchase from MBS trusts cure or pay off; however, our cure rate has declined in recent periods and may decline further. If a loan pays off in full, we recover the loss previously recognized as a component of net interest income. If a loan cures, meaning that the borrower is no longer past due, we recover the loss previously recorded as a component of net interest income over the contractual life of the loan. If we foreclose upon a mortgage loan purchased from an MBS trust, the charge-off recognized at the date of foreclosure and the foreclosed property expense would be reduced because of the loss we previously recorded when we purchased the loan from the MBS trust. In some cases, losses that we record when we purchase loans from MBS trusts may result in our recording gains when we dispose of the foreclosed properties.

We are required by our MBS trust agreement to purchase loans from an MBS trust when specified predetermined triggers are met. Accordingly, we would expect to continue to incur these charges as part of our provision for credit losses in our consolidated financial statements. We do not expect the market prices for these delinquent loans to improve in the reasonably foreseeable future.

The remaining increase in our provision for credit losses of $309 million and $750 million for the three and nine months ended September 30, 2007, respectively, is attributable to an increase in net charge-offs and incremental additions to the allowance for loan losses and reserve for guaranty losses during each period. The increase in net charge-offs in each period reflects higher default rates and an increase in the average amount of loss per loan, or charge-off severity, resulting from continued economic weakness in the Midwest region and the national decline in home prices during the first nine months of 2007. The higher default rates are, in part, due to earlier than anticipated defaults on loans originated in 2006 and 2007. The increase in charge-off severity is attributable to the combined effect of the national decline in home prices and the higher unpaid principal balances of loans going to foreclosure.

Foreclosed property expense increased by $61 million, or 117%, to $113 million for the third quarter of 2007, from $52 million for the third quarter of 2006. Foreclosed property expense increased by $180 million, or 202%, to $269 million for the first nine months of 2007, from $89 million for the first nine months of 2006. These increases were driven by an increase in the inventory of foreclosed properties and rapidly declining sales prices on foreclosed properties, particularly in the Midwest, which accounted for the majority of the increase in our foreclosed property expense in each period. The national decline in home prices has contributed to further increases in foreclosure activity.

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

Home prices have declined in the first nine months of 2007, and we expect they will continue to decline for the remainder of 2007 and in 2008. As a result, we expect significant increases in our serious delinquency rates, foreclosure activity, credit losses and credit-related expenses for 2007 compared with 2006, and for 2008 compared with 2007. We provide additional detail on our credit losses and factors affecting our allowance for loan losses and reserve for guaranty losses in “Risk Management—Credit Risk Management—Mortgage Credit Risk Management.”

Other Non-Interest Expenses

We recorded other non-interest expenses of $87 million for the third quarter of 2007, compared with $29 million for the third quarter of 2006. We recorded other non-interest expenses of $242 million and $40 million for the first nine months of 2007 and 2006, respectively. The increase in expenses for each period was predominately due to higher credit enhancement expenses and a reduction in the amount of net gains recognized on the extinguishment of debt.

Federal Income Taxes

We recorded net tax benefit amounts for the third quarter of 2007 and 2006, which produced an effective tax rate of 29% and 50%, respectively. We recorded a net tax benefit for the first nine months of 2007 that produced an effective tax rate of (45)%, compared with a net tax provision and an effective tax rate of 10% for the first nine months of 2006. The difference between our federal statutory rate of 35% and our effective tax rate is primarily due to the tax benefits we receive from our investments in LIHTC partnerships and other equity investments that help to support our affordable housing mission. In calculating our interim provision for income taxes, we use an estimate of our annual effective tax rate, which we update each quarter based on actual historical information and forward-looking estimates. The estimated annual effective tax rate may fluctuate each period based upon changes in facts and circumstances, if any, as compared to those forecasted at the beginning of the year and each interim period thereafter. The variance in our effective tax rate between periods is primarily due to the combined effect of fluctuations in our actual pre-tax income and our estimated annual taxable income, which affects the relative tax benefit we expect to receive from tax-exempt income and tax credits, and changes in the actual dollar amount of these tax benefits.

BUSINESS SEGMENT RESULTS

Results of our three business segments are intended to reflect each segment as if it were a stand-alone business. We describe the management reporting and allocation process used to generate our segment results in our 2006 Form 10-K in “Notes to Consolidated Financial Statements—Note 15, Segment Reporting.” We summarize our segment results for the three and nine months ended September 30, 2007 and 2006 in the tables below and provide a discussion of these results. We include more detail on our segment results in “Notes to Condensed Consolidated Financial Statements—Note 13, Segment Reporting.”

Single-Family Business

Our Single-Family business recorded a net loss of $186 million for the third quarter of 2007, compared with net income of $529 million for the third quarter of 2006. Our Single-Family business recorded net income of $305 million for the first nine months of 2007, a decrease of $1.3 billion, or 81%, from net income of $1.6 billion for the first nine months of 2006. Table 8 summarizes the financial results for our Single-Family business for the periods indicated. The primary source of revenue for our Single-Family business is guaranty fee income. Other sources of revenue include trust management income and technology and other fees. Expenses primarily include credit-related expenses, losses on certain guaranty contracts and administrative expenses.

Table 8:  Single-Family Business Results

	For the		For the
	Three Months Ended		Nine Months Ended		Quarterly		Year-to-Date
	September 30,		September 30,		Variance		Variance
	2007	2006	2007	2006	$	%	$	%
	(Dollars in millions)

Income Statement Data:
Guaranty fee income	$1,424	$1,242	$4,015	$3,406	$182	15%	$609	18%
Trust management income(1)	138	—	433	—	138	—	433	—
Other income(2)	125	345	476	1,030	(220)	(64)	(554)	(54)
Losses on certain guaranty contracts	(292)	(101)	(1,023)	(175)	(191)	(189)	(848)	(485)
Credit-related expenses(3)	(1,195)	(192)	(2,040)	(450)	(1,003)	(522)	(1,590)	(353)
Other expenses(4)	(484)	(482)	(1,397)	(1,304)	(2)	—	(93)	(7)

Income (loss) before federal income taxes	(284)	812	464	2,507	(1,096)	(135)	(2,043)	(81)
Benefit (provision) for federal income taxes	98	(283)	(159)	(871)	381	135	712	82

Net income (loss)	$(186)	$529	$305	$1,636	$(715)	(135)%	$(1,331)	(81)%

	For the		For the
	Three Months Ended		Nine Months Ended		Quarterly		Year-to-Date
	September 30,		September 30,		Variance		Variance
	2007	2006	2007	2006	$ %		$ %
	(Dollars in millions)

Other Key Performance Data:
Average single-family guaranty book of business(5)	$2,432,904	$2,198,281	$2,359,126	$2,158,428	$234,623	11%	$200,698	9%

(1)	Effective January 1, 2007, we began separately reporting our float income as “Trust management income.” Float income for 2006 is included in “Other income.”

(2)	Consists of net interest income, investment gains and losses, and fee and other income.

(3)	Consists of the provision for credit losses and foreclosed property expense.

(4)	Consists of administrative expenses and other expenses.

(5)	The single-family guaranty book of business consists of single-family mortgage loans held in our portfolio, single-family Fannie Mae MBS held in our portfolio, single-family Fannie Mae MBS held by third parties, and other single-family credit enhancements that we provide.

Key factors affecting the results of our Single-Family business for the three and nine months ended September 30, 2007, compared with the three and nine months ended September 30, 2006 included the following.

•	Increased guaranty fee income for both the three and nine months ended September 30, 2007, attributable to an increase in the average single-family guaranty book of business, coupled with an increase in the average effective single-family guaranty fee rate.

—	The growth in our average single-family guaranty book of business was due to strong growth in single-family Fannie Mae MBS issuances and a decrease in the liquidation rate of the single-family guaranty book of business. Total single-family Fannie Mae MBS outstanding increased to $2.1 trillion as of September 30, 2007, from $1.9 trillion as of December 31, 2006. Our estimated overall market share of new single-family mortgage-related securities issuances increased to approximately 41.2% for the third quarter of 2007, from approximately 24.3% for the third quarter of 2006. Our market share has increased in the first nine months of 2007, due to the shift in the product mix of mortgage originations to more traditional conforming fixed-rate loans and reduced competition from private-label issuers of mortgage-related securities. These market share estimates are based on publicly available data and exclude previously securitized mortgages.

—	The growth in our average effective single-family guaranty fee rate resulted from targeted pricing increases on new business due to the increase in the market pricing of mortgage credit risk, an increase in our acquisition of Alt-A mortgage loans, which generally have higher guaranty fee rates, and an increase in the accretion of our guaranty obligation and deferred profit into income in the first nine months of 2007 as compared with the same period in 2006.

•	Significantly higher losses on certain guaranty contracts for both the three and nine months ended September 30, 2007, due to the deterioration in home prices and overall housing market conditions during the first nine months of 2007, which led to an increase in mortgage credit risk pricing that resulted in an increase in the estimated fair value of our guaranty obligations. As a result, we recorded increased losses on certain guaranty contracts, in conjunction with our MBS issuances during the third quarter and first nine months of 2007.

•	A substantial increase in credit-related expenses for both the three and nine months ended September 30, 2007, reflecting an increase in both the provision for credit losses and foreclosed property expense due to the continued impact of weak economic conditions in the Midwest and the effect of the national decline in home prices.

•	A net tax benefit for the third quarter of 2007, which produced an effective tax rate of 35%, and a net tax provision and an effective tax rate of 34% for the nine months ended September 30, 2007. In comparison, we recorded a net tax provision for the three and nine months ended September 30, 2006 and an effective tax rate of 35% for each period.

HCD Business

Net income for our HCD business increased by $8 million, or 9%, to $97 million for the third quarter of 2007, from $89 million for the third quarter of 2006. Net income for our HCD business increased by $46 million, or 14%, to $370 million for the first nine months of 2007, from $324 million for the first nine months of 2006. Table 9 summarizes the financial results for our HCD business for the periods indicated. The primary sources of revenue for our HCD business are guaranty fee income and other income. Expenses primarily include administrative expenses, credit-related expenses and net operating losses associated with LIHTC investments. The losses on our LIHTC investments are offset by the tax benefits generated from these investments.

Table 9: HCD Business Results

	For the		For the
	Three Months Ended		Nine Months Ended		Quarterly		Year-to-Date
	September 30,		September 30,		Variance		Variance
	2007	2006	2007	2006	$	%	$	%
	(Dollars in millions)

Income Statement Data:
Guaranty fee income(1)	$115	$120	$326	$381	$(5)	(4)%	$(55)	(14)%
Other income(1)(2)	78	50	278	156	28	56	122	78
Losses on partnership investments	(147)	(197)	(527)	(579)	50	25	52	9
Credit-related expenses(3)	(5)	(5)	1	(7)	—	—	8	114
Other expenses(4)	(245)	(239)	(755)	(672)	(6)	(3)	(83)	(12)

Loss before federal income taxes	(204)	(271)	(677)	(721)	67	25	44	6
Benefit for federal income taxes	301	360	1,047	1,045	(59)	(16)	2	—

Net income	$97	$89	$370	$324	$8	9%	$46	14%

Other Key Performance Data:
Average multifamily guaranty book of business(5)	$131,643	$117,629	$127,061	$117,845	$14,014	12%	$9,216	8%

(1)	Certain prior period amounts that previously were included as a component of “Fee and other income” have been reclassified to “Guaranty fee income” to conform to the current period presentation.

(2)	Consists of trust management income and fee and other income.

(3)	Consists of the (provision) benefit for credit losses and foreclosed property income.

(4)	Consists of net interest expense, losses on certain guaranty contracts, administrative expenses, minority interest in earnings of consolidated subsidiaries and other expenses.

(5)	The multifamily guaranty book of business consists of multifamily mortgage loans held in our portfolio, multifamily Fannie Mae MBS held in our portfolio, multifamily Fannie Mae MBS held by third parties and other multifamily credit enhancements that we provide.

Key factors affecting the results of our HCD business for the three and nine months ended September 30, 2007, compared with the three and nine months ended September 30, 2006 included the following.

•	Decreased guaranty fee income for both the three and nine months ended September 30, 2007, resulting from a decline in the average effective multifamily guaranty fee rate, which was partially offset by an increase in the average multifamily guaranty book of business. The decline in our average effective multifamily guaranty fee rate for both the three and nine months ended September 30, 2007 was due in part to the amortization and recognition of deferred profits in 2006 related to a large multifamily transaction that was terminated in December 2006. In addition, our HCD business continued to experience competitive fee pressure from private-label issuers of commercial mortgage-backed securities during the first six months of 2007. In the third quarter of 2007, this trend began to reverse as a result of the growing need for credit and liquidity in the multifamily mortgage market. These market factors contributed to a higher fee rate on new multifamily business and to faster growth in our multifamily guaranty book of business during the third quarter of 2007.

•	A decrease in losses on partnership investments for the third quarter of 2007, due to the recognition of a gain on the sale of investments in LIHTC partnerships in July 2007, as well as a lower LIHTC portfolio balance compared to the third quarter of 2006, which resulted in fewer net operating losses. Losses on partnership investments declined slightly for the first nine months of 2007 as a result of the recognition of gains on sales of investments in LIHTC partnerships in March 2007 and July 2007, which was partially offset by increased operating losses on retained LIHTC partnerships.

•	An increase in other income for the first nine months of 2007, due to an increase in loan prepayment and yield maintenance fees resulting from higher liquidations in the first nine months of 2007 relative to the first nine months of 2006.

•	An increase in other expenses for the first nine months of 2007, primarily resulting from higher net interest expense associated with an increase in segment assets.

Capital Markets Group

Our Capital Markets group recorded a net loss of $1.3 billion for the third quarter of 2007, compared with a net loss of $1.2 billion for the third quarter of 2006. Our Capital Markets group recorded net income of $834 million for the first nine months of 2007, a decrease of $661 million, or 44%, from net income of $1.5 billion for the first nine months of 2006. Table 10 summarizes the financial results for our Capital Markets group for the periods indicated. The primary sources of revenue for our Capital Markets group are net interest income and fee and other income. Expenses primarily consist of administrative expenses. Derivatives fair value gains and losses, investment gains and losses, and debt extinguishment gains and losses also have a significant impact on the financial performance of our Capital Markets group.

Table 10:  Capital Markets Business Results

	For the		For the
	Three Months Ended		Nine Months Ended		Quarterly		Year-to-Date
	September 30,		September 30,		Variance		Variance
	2007	2006	2007	2006	$	%	$	%
	(Dollars in millions)

Net interest income	$1,064	$1,352	$3,455	$4,879	$(288)	(21)%	$(1,424)	(29)%
Investment gains (losses), net	183	529	(56)	(831)	(346)	(65)	775	93
Derivatives fair value losses, net	(2,244)	(3,381)	(891)	(854)	1,137	34	(37)	(4)
Fee and other income (expense)	(66)	117	66	219	(183)	(156)	(153)	(70)
Other expenses(1)	(433)	(430)	(1,317)	(1,375)	(3)	(1)	58	4

Income (loss) before federal income taxes and extraordinary gains (losses), net of tax effect	(1,496)	(1,813)	1,257	2,038	317	17	(781)	(38)
Benefit (provision) for federal income taxes	183	562	(420)	(554)	(379)	(67)	134	24
Extraordinary gains (losses), net of tax effect	3	4	(3)	11	(1)	(25)	(14)	(127)

Net income (loss)	$(1,310)	$(1,247)	$834	$1,495	$(63)	(5)%	$(661)	(44)%

(1)	Includes debt extinguishment gains (losses), guaranty fee expense, administrative expenses and other expenses.

Key factors affecting the results of our Capital Markets group for the three and nine months ended September 30, 2007, compared with the three and nine months ended September 30, 2006 included the following.

•	A significant reduction in net interest income for both the three and nine months ended September 30, 2007 due to continued compression in our net interest yield, largely attributable to the increase in our short-term and long-term debt costs as we continued to replace, at higher interest rates, maturing debt that we had issued at lower interest rates during the past few years.

•	A reduction in investment gains for the three months ended September 30, 2007, due to a decrease in unrealized gains on trading securities, a net loss on Fannie Mae portfolio securitizations and an increase in other-than-temporary impairment on investment securities. In addition, a reduction in investment losses for the nine months ended September 30, 2007, due to a lower level of other-than-temporary impairment on investment securities and an increase in gains on the sale of investment securities, which were partially offset by an increase in unrealized losses on trading securities.

—	We recognized $81 million and $84 million in other-than-temporary impairment on investment securities for the three and nine months ended September 30, 2007. The impairment recognized in the third quarter of 2007 was the result of credit ratings downgrades and other credit-related events relating to certain non-mortgage investments that we had designated as available for sale, which caused the fair value of these securities to decline below their carrying value, and a deterioration in the credit quality of some of our mortgage revenue bond investments. In contrast, we recognized other-than-temporary impairment on investment securities totaling $6 million and $852 million for the three and nine months ended September 30, 2006, due to a decline in fair value below carrying value of certain securities that we designated for sale.

—	We experienced a decrease in gains on the sale of investment securities for the three months ended September 30, 2007. We experienced an increase in gains on the sale of investment securities for the nine months ended September 30, 2007, due to the recovery in value of securities we sold that we had previously written down due to other-than-temporary impairment.

—	We recorded a decreased level of unrealized gains on trading securities for the three months ended September 30, 2007, and an increased level of unrealized losses on trading securities for the nine months ended September 30, 2007, reflecting the decrease in the fair value of these securities due to wider mortgage-to-debt spreads.

•	Derivatives fair value losses of $2.2 billion and $3.4 billion for the third quarter of 2007 and 2006, respectively, which were largely attributable to fair value losses on our interest rate swaps due to a decline in interest rates during each period. The derivatives fair value losses recorded in the third quarter of 2007 and 2006 more than offset the cumulative derivatives fair value gains for the first six months of each year.

•	A shift to fee and other expense for the three months ended September 30, 2007, compared with fee and other income for the three months ended September 30, 2006. We experienced a decrease in fee and other income for the nine months ended September 30, 2007, as compared with the nine months ended September 30, 2006. The variance between each period was attributable to an increase in foreign currency exchange losses on our foreign-denominated debt and a decrease in the recognition of certain multifamily fees.

•	A net tax benefit for the third quarter of 2007, which produced an effective tax rate of 12%, and a net tax provision and effective tax rate of 33% for the nine months ended September 30, 2007. In comparison, we recorded a net tax benefit for the third quarter of 2006, which produced an effective tax rate of 31%, and a net tax provision and effective tax rate of 27% for the nine months ended September 30, 2006. The variance in the effective tax rate and statutory rate was primarily due to fluctuations in our pre-tax income and the relative benefit of tax-exempt income generated from our investments in mortgage revenue bonds.

CONSOLIDATED BALANCE SHEET ANALYSIS

Our total assets of $839.8 billion as of September 30, 2007 decreased by $4.2 billion, or less than 1%, from December 31, 2006. Our total liabilities of $799.7 billion as of September 30, 2007 decreased by $2.6 billion, or less than 1%, from December 31, 2006. Stockholders’ equity of $39.9 billion as of September 30, 2007 reflected a decrease of $1.6 billion, or 4%, from December 31, 2006. Following is a discussion of material changes since December 31, 2006 in the major components of our assets and liabilities.

Mortgage Investments

Table 11 shows the composition of our mortgage portfolio by product type and the carrying value, which reflects the net impact of our purchases, sales and liquidations, of these products as of September 30, 2007 and December 31, 2006.

Table 11:  Mortgage Portfolio Composition(1)

	As of
	September 30,	December 31,
	2007	2006
	(Dollars in millions)

Mortgage loans:(2)
Single-family:
Government insured or guaranteed	$23,101	$20,106
Conventional:
Long-term, fixed-rate	199,200	202,339
Intermediate-term, fixed-rate(3)	48,358	53,438
Adjustable-rate	51,296	46,820

Total conventional single-family	298,854	302,597

Total single-family	321,955	322,703

Multifamily:
Government insured or guaranteed	859	968
Conventional:
Long-term, fixed-rate	5,272	5,098
Intermediate-term, fixed-rate(3)	64,144	50,847
Adjustable-rate	7,190	3,429

Total conventional multifamily	76,606	59,374

Total multifamily	77,465	60,342

Total mortgage loans	399,420	383,045

Unamortized premiums and other cost basis adjustments, net	679	943
Lower of cost or market adjustments on loans held for sale	(101)	(93)
Allowance for loan losses for loans held for investment	(395)	(340)

Total mortgage loans, net	399,603	383,555

Mortgage-related securities:
Fannie Mae single-class MBS	102,506	124,383
Non-Fannie Mae single-class mortgage securities	28,015	27,980
Fannie Mae structured MBS	72,784	75,261
Non-Fannie Mae structured mortgage securities(4)	106,217	97,399
Mortgage revenue bonds	16,156	16,924
Other mortgage-related securities	3,480	3,940

Total mortgage-related securities	329,158	345,887

Market value adjustments(5)	(3,385)	(1,261)
Other-than-temporary impairments	(619)	(1,004)
Unamortized premiums (discounts) and other cost basis adjustments, net(6)	(990)	(1,083)

Total mortgage-related securities, net	324,164	342,539

Mortgage portfolio, net(7)	$723,767	$726,094

(1)	Mortgage loans and mortgage-related securities are reported at unpaid principal balance.

(2)	Mortgage loans include unpaid principal balance totaling $100.0 billion and $105.5 billion as of September 30, 2007 and December 31, 2006, respectively, related to mortgage-related securities that were consolidated under Financial Accounting Standards Board Interpretation (“FIN”) No. 46R (revised December 2003), Consolidation of Variable Interest Entities (an interpretation of ARB No. 51) (“FIN 46R”), and mortgage-related securities created from securitization transactions that did not meet the sales criteria under SFAS No. 140, Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125) (“SFAS 140”), which effectively resulted in mortgage-related securities being accounted for as loans.

(3)	Intermediate-term, fixed-rate consists of mortgage loans with contractual maturities at purchase equal to or less than 15 years.

(4)	As of September 30, 2007, $76.2 billion of this amount consists of private-label mortgage-related securities backed by subprime or Alt-A mortgage loans. Refer to “Risk Management—Credit Risk Management—Mortgage Credit Risk Management—Mortgage Credit Book of Business” for a description of our investments in subprime and Alt-A securities.

(5)	Includes unrealized gains and losses on mortgage-related securities and securities commitments classified as trading and available-for-sale.

(6)	Includes the impact of other-than-temporary impairments of cost basis adjustments.

(7)	Includes consolidated mortgage-related assets acquired through the assumption of debt. Also includes $2.3 billion and $448 million as of September 30, 2007 and December 31, 2006, respectively, of mortgage loans and mortgage-related securities that we have pledged as collateral and for which counterparties have the right to sell or repledge.

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

Table 12 compares our mortgage portfolio activity for the three and nine months ended September 30, 2007 and 2006.

Table 12:  Mortgage Portfolio Activity(1)

	For the				For the
	Three Months Ended				Nine Months Ended
	September 30,		Variance		September 30,		Variance
	2007	2006	$	%	2007	2006	$	%
	(Dollars in millions)

Purchases	$49,574	$51,576	$(2,002)	(4)%	$134,407	$150,340	$(15,933)	(11)%
Sales	20,222	21,415	(1,193)	(6)	45,301	46,251	(950)	(2)
Liquidations	28,013	35,528	(7,515)	(21)	90,007	106,110	(16,103)	(15)

(1)	The amounts provided represent the unpaid principal balances. These unpaid principal balance amounts, which represent statistical measures of business activity, do not reflect certain GAAP adjustments, including market valuation adjustments, allowance for loan losses, impairments, unamortized premiums and discounts, and the impact of consolidation of variable interest entities.

We selectively identify and purchase mortgage assets that meet our targeted risk-adjusted return thresholds. We typically are a more active purchaser when mortgage-to-debt spreads are wider and the prices of mortgage assets are lower. We generally reduce our purchases when mortgage-to-debt spreads are narrower and prices are higher. Our level of portfolio purchases decreased during the nine months ended September 30, 2007 as compared with the same period in 2006, due to lower market volumes resulting from the reduction in mortgage origination activity and a more limited availability of mortgage assets that met our risk-adjusted return thresholds for most of the period. Our level of portfolio purchases for the third quarter of 2007 was comparable with that of the third quarter of 2006. Beginning in the third quarter of 2007, there was a significant widening of mortgage-to-debt spreads due to the reduction in liquidity and market estimates of slower prepayments. These market conditions presented more opportunities for us to purchase mortgage assets at attractive prices and spreads during the quarter. However, our ability to capitalize on these opportunities was limited by the OFHEO-directed minimum capital requirement and portfolio cap imposed by our May 2006 consent order with OFHEO.

While our levels of portfolio sales for the first nine months of 2007 were comparable to the first nine months of 2006, we experienced a decrease in sales activity during the third quarter of 2007 due to the widening of mortgage-to-debt spreads. The decrease in mortgage liquidations for the three and nine months ended September 30, 2007 was largely attributable to the decline in home prices, which reduced the level of refinancing activity relative to the same periods in the prior year.

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

Liquid Investments

Our liquid assets consist of non-mortgage investments, cash and cash equivalents, and funding agreements with our lenders, including advances to lenders and repurchase agreements. Our non-mortgage investments, which account for the majority of our liquid assets, primarily consist of high-quality securities that are readily marketable or have short-term maturities, such as commercial paper. Our liquid assets, net of cash equivalents pledged as collateral, totaled approximately $62.6 billion and $69.4 billion as of September 30, 2007 and December 31, 2006, respectively. Our non-mortgage investments, which are carried at fair value in our condensed consolidated balance sheets, totaled $39.5 billion and $47.6 billion as of September 30, 2007 and December 31, 2006, respectively. We provide additional detail on our non-mortgage investments in “Notes to Condensed Consolidated Financial Statements—Note 5, Investments in Securities.”

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

Available-for-Sale Securities

Although we report both our trading and available-for-sale (“AFS”) securities at fair value in our condensed consolidated balance sheets, changes in the fair value of our trading securities are reported in our earnings while changes in the fair value of our AFS securities are reported as a separate component of stockholders’ equity in accumulated other comprehensive income (“AOCI”). The estimated fair value and amortized cost of our AFS securities totaled $315.0 billion and $318.2 billion, respectively, as of September 30, 2007, and gross unrealized gains and gross unrealized losses recorded in AOCI related to these securities totaled $1.8 billion and $5.0 billion, respectively. In comparison, the estimated fair value and amortized cost of our AFS securities totaled $378.6 billion and $379.5 billion, respectively, as of December 31, 2006, and gross unrealized gains and gross unrealized losses recorded in AOCI totaled $2.8 billion and $3.7 billion, respectively.

The fair value of our investment securities, which are primarily mortgage-backed securities, are affected by changes in interest rates, credit spreads and other market factors. We generally view changes in the fair value of our investment securities caused by movements in interest rates to be temporary, which is consistent with our experience. While we experienced a significant decrease in the fair value of our AFS securities at the end of the third quarter of 2007, we believe that substantially all of the decline in fair value was due to the significant widening of credit spreads during the first nine months of 2007. We have the intent and ability to hold these securities until the earlier of recovery of the unrealized loss amounts or maturity. Accordingly, we believe that it is probable that we will collect the full principal and interest due in accordance with the contractual terms of the securities, although we may experience future declines in value as a result of movements in interest rates.

Debt Instruments

We issue debt instruments as the primary means to fund our mortgage investments and manage our interest rate risk exposure. Table 13 shows the amount of our outstanding short-term borrowings and long-term debt as of September 30, 2007 and December 31, 2006.

Table 13:  Outstanding Debt(1)

	As of		As of
	September 30, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Outstanding	Rate	Outstanding	Rate
	(Dollars in millions)

Federal funds purchased and securities sold under agreements to repurchase	$1,645	5.60%	$700	5.36%

Short-term debt:
Fixed-rate	152,469	5.06	164,686	5.16
From consolidations	677	5.35	1,124	5.32

Total short-term debt	$153,146	5.06%	$165,810	5.16%

Long-term debt:
Senior fixed-rate	$575,346	5.20%	$576,099	4.98%
Senior floating-rate	15,651	5.87	5,522	5.06
Subordinated fixed-rate	10,980	6.13	12,852	5.91
From consolidations	6,642	5.84	6,763	5.98

Total long-term debt(2)	$608,619	5.25%	$601,236	5.01%

(1)	Outstanding debt amounts and weighted average interest rate reported in this table include the effect of unamortized discounts, premiums and other cost basis adjustments. The unpaid principal balance of outstanding debt, which excludes unamortized discounts, premiums and other cost basis adjustments, totaled $770.2 billion as of September 30, 2007, compared with $773.4 billion as of December 31, 2006.

(2)	Reported amounts include a net premium and cost basis adjustments of $12.4 billion and $11.9 billion as of September 30, 2007 and December 31, 2006, respectively.

Despite our portfolio limit, we have been an active issuer of both short- and long-term debt for refunding and rebalancing purposes. We present our debt activity in Table 18 in “Liquidity and Capital Management—Liquidity—Debt Funding.”

Derivative Instruments

We supplement our issuance of debt with interest rate-related derivatives to manage the prepayment and duration risk inherent in our mortgage investments. We present, by derivative instrument type, the estimated fair value of derivatives recorded in our condensed consolidated balance sheets and the related outstanding notional amount as of September 30, 2007 and December 31, 2006 in “Notes to Condensed Consolidated Financial Statements—Note 9, Derivative Instruments.”

Table 14 provides an analysis of the change in the estimated fair value of the net derivative asset (liability) amounts, excluding mortgage commitments, recorded in our condensed consolidated balance sheets between December 31, 2006 and September 30, 2007. As indicated in Table 14, we recorded a net derivative asset of $1.8 billion as of September 30, 2007 related to our risk management derivatives, compared with a net derivative asset of $3.7 billion as of December 31, 2006. The related outstanding notional amounts totaled $814.4 billion and $745.4 billion as of September 30, 2007 and December 31, 2006, respectively.

Table 14:	Changes in Risk Management Derivative Assets (Liabilities) at Fair Value, Net(1)

(Dollars in millions)

Net derivative asset as of December 31, 2006(2)	$3,725
Effect of cash payments:
Fair value at inception of contracts entered into during the period(3)	155
Fair value at date of termination of contracts settled during the period(4)	42
Periodic net cash contractual interest receipts	(1,191)

Total cash receipts, net	(994)

Income statement impact of recognized amounts:
Periodic net contractual interest income on interest rate swaps	193
Net change in fair value during the period	(1,113)

Derivatives fair value losses, net(5)	(920)

Net derivative asset as of September 30, 2007(2)	$1,811

(1)	Excludes mortgage commitments.

(2)	Represents the net of “Derivative assets at fair value” and “Derivative liabilities at fair value” recorded in our condensed consolidated balance sheets, excluding mortgage commitments.

(3)	Primarily includes upfront premiums paid on option contracts.

(4)	Primarily represents cash paid upon termination of derivative contracts.

(5)	Reflects net derivatives fair value losses recognized in our condensed consolidated statements of income, excluding mortgage commitments.

The $1.9 billion decrease in the fair value of the net derivative asset was largely attributable to the decrease in the aggregate net fair value of our interest rate swaps due to the decrease in swap rates between December 31, 2006 and September 30, 2007. We present, by derivative instrument type, our risk management derivative activity for the nine months ended September 30, 2007, along with the stated maturities of our derivatives outstanding as of September 30, 2007, in Table 28 in “Risk Management—Interest Rate Risk Management and Other Market Risks.”

SUPPLEMENTAL NON-GAAP INFORMATION—FAIR VALUE BALANCE SHEETS

Our assets and liabilities consist predominately of financial instruments. The balance sheets presented in our condensed consolidated financial statements reflect some financial assets measured and reported at fair value while other financial assets, along with most of our financial liabilities, are measured and reported at historical cost. Each of the non-GAAP supplemental consolidated fair value balance sheets presented below in Table 15 reflects all of our assets and liabilities at estimated fair value. Estimated fair value is the amount at which an asset or liability could be exchanged between willing parties, other than in a forced or liquidation sale. The non-GAAP estimated fair value of our net assets (net of tax effect) is derived from our non-GAAP fair value balance sheet.

The non-GAAP supplemental consolidated fair value balance sheets and estimated fair value of our net assets are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. In addition, they are not intended as a substitute for amounts reported in our condensed consolidated financial statements prepared in accordance with GAAP. However, we routinely use fair value measures to make investment decisions and to measure, monitor and manage our risk because our assets and liabilities consist predominately of financial instruments. Management, particularly our Capital Markets group, uses this information to analyze changes in our assets and liabilities from period to period and understand how the overall value of the company is changing from period to period and to measure the performance of our capital markets investment activities. Accordingly, we believe that the non-GAAP supplemental consolidated fair value balance sheets and the fair value of our net assets are useful to investors because they provide consistency in the measurement and reporting of all of our assets and liabilities. We believe that the non-GAAP supplemental consolidated fair value balance sheets and the fair value of our net assets, when used in conjunction with our condensed consolidated financial statements prepared in accordance with GAAP, can serve as valuable incremental tools for investors to assess changes in our overall value over time relative to changes in market conditions.

Cautionary Language Relating to Supplemental Non-GAAP Financial Measures

In reviewing our supplemental non-GAAP consolidated fair value balance sheets, there are a number of important factors and limitations to consider. The presentation of some of the line items in our non-GAAP consolidated fair value balance sheets may differ from the presentation in our consolidated GAAP balance sheets, as we have disaggregated certain line items and aggregated certain other line items. We describe these differences in the notes to the non-GAAP consolidated fair value balance sheets. We believe this revised presentation, for purposes of analyzing our non-GAAP consolidated fair value balance sheets, provides greater transparency into the components of our balance sheet associated with our guaranty business activities and the components associated with our capital markets business activities, which is consistent with the way we manage risks and allocate revenues and expenses for segment reporting purposes.

Moreover, as discussed in “Critical Accounting Policies—Fair Value of Financial Instruments,” when quoted market prices or observable market data are not available, we rely on internally developed models that may require management judgment and assumptions to estimate fair value. Differences in assumptions used in our models could result in significant changes in our estimates of fair value. In addition, the estimated fair value of our net assets is calculated as of a particular point in time based on our existing assets and liabilities and does not incorporate other factors that may have a significant impact on that value, most notably any value from future business activities in which we expect to engage. As a result, the estimated fair value of our net assets presented in our non-GAAP supplemental consolidated fair value balance sheets does not represent an estimate of our net realizable value, liquidation value or our market value as a whole. Amounts we ultimately realize from the disposition of assets or settlement of liabilities may vary significantly from the estimated fair values presented in our non-GAAP supplemental consolidated fair value balance sheets. Because temporary changes in market conditions can substantially affect the fair value of our net assets, we do not believe that short-term fluctuations in the fair value of our net assets attributable to mortgage-to-debt option-adjusted spreads (“OAS”) or changes in the fair value of our net guaranty assets are necessarily representative of the effectiveness of our investment strategy or the long-term underlying value of our business. We believe the long-term value of our business depends primarily on our ability to acquire new assets and funding at attractive prices, to effectively manage the risks of these assets and liabilities over time and to earn attractive returns on our guaranty business. However, we believe that assessing the factors that affect near-term changes in the estimated fair value of our net assets helps us evaluate our long-term value and assess whether temporary market factors have caused our net assets to become overvalued or undervalued relative to the level of risk and expected long-term fundamentals of our business.

Table 15:  Non-GAAP Supplemental Consolidated Fair Value Balance Sheets

	As of September 30, 2007				As of December 31, 2006
	GAAP				GAAP
	Carrying	Fair Value	Estimated		Carrying	Fair Value	Estimated
	Value	Adjustment(1)	Fair Value		Value	Adjustment(1)	Fair Value
	(Dollars in millions)

Assets:
Cash and cash equivalents	$4,976	$—	$4,976	(2)	$3,972	$—	$3,972	(2)
Federal funds sold and securities purchased under agreements to resell	8,349	2	8,351	(2)	12,681	—	12,681	(2)
Trading securities	48,683	—	48,683	(2)	11,514	—	11,514	(2)
Available-for-sale securities	315,012	—	315,012	(2)	378,598	—	378,598	(2)
Mortgage loans:
Mortgage loans held for sale	5,053	21	5,074	(3)	4,868	(88)	4,780	(3)
Mortgage loans held for investment, net of allowance for loan losses	394,550	(3,601)	390,949	(3)	378,687	(2,821)	375,866	(3)
Guaranty assets of mortgage loans held in portfolio	—	4,105	4,105	(3)(4)	—	3,669	3,669	(3)(4)
Guaranty obligations of mortgage loans held in portfolio	—	(5,299)	(5,299	)(3)(4)	—	(2,831)	(2,831	)(3)(4)

Total mortgage loans	399,603	(4,774)	394,829	(2)(3)	383,555	(2,071)	381,484	(2)(3)
Advances to lenders	11,738	(122)	11,616	(2)	6,163	(152)	6,011	(2)
Derivative assets at fair value	3,172	—	3,172	(2)	4,931	—	4,931	(2)
Guaranty assets and buy-ups	10,332	4,212	14,544	(2)(4)	8,523	3,737	12,260	(2)(4)

Total financial assets	801,865	(682)	801,183	(2)	809,937	1,514	811,451	(2)
Master servicing assets and credit enhancements	1,668	1,752	3,420	(4)(5)	1,624	1,063	2,687	(4)(5)
Other assets	36,250	2,901	39,151	(5)(6)	32,375	(948)	31,427	(5)(6)

Total assets	$839,783	$3,971	$843,754		$843,936	$1,629	$845,565

Liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$1,645	$2	$1,647	(2)	$700	$—	$700	(2)
Short-term debt	153,146	199	153,345	(2)	165,810	(63)	165,747	(2)
Long-term debt	608,619	10,316	618,935	(2)	601,236	5,358	606,594	(2)
Derivative liabilities at fair value	1,336	—	1,336	(2)	1,184	—	1,184	(2)
Guaranty obligations	14,322	1,771	16,093	(2)	11,145	(2,960)	8,185	(2)

Total financial liabilities	779,068	12,288	791,356	(2)	780,075	2,335	782,410	(2)
Other liabilities	20,672	(2,572)	18,100	(7)	22,219	(2,101)	20,118	(7)

Total liabilities	799,740	9,716	809,456		802,294	234	802,528
Minority interests in consolidated subsidiaries	121	—	121		136	—	136
Stockholders’ Equity:
Preferred	9,008	(287)	8,721	(8)	9,108	(90)	9,018	(8)
Common	30,914	(5,458)	25,456	(9)	32,398	1,485	33,883	(9)

Total stockholders’ equity/non-GAAP fair value of net assets	$39,922	$(5,745)	$34,177		$41,506	$1,395	$42,901

Total liabilities and stockholders’ equity	$839,783	$3,971	$843,754		$843,936	$1,629	$845,565

Explanation and Reconciliation of Non-GAAP Measures to GAAP Measures

(1)	Each of the amounts listed as a “fair value adjustment” represents the difference between the carrying value included in our GAAP condensed consolidated balance sheets and our best judgment of the estimated fair value of the listed asset or liability.

(2)	We determined the estimated fair value of these financial instruments in accordance with the fair value guidelines outlined in SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), as described in “Notes to Condensed Consolidated Financial Statements—Note 15, Fair Value of Financial Instruments.” In Note 15, we also disclose the carrying value and estimated fair value of our total financial assets and total financial liabilities as well as discuss the methodologies and assumptions we use in estimating the fair value of our financial instruments.

(3)	We have separately presented the estimated fair value of “Mortgage loans held for sale,” “Mortgage loans held for investment, net of allowance for loan losses,” “Guaranty assets of mortgage loans held in portfolio” and “Guaranty obligations of mortgage loans held in portfolio.” These combined line items together represent total mortgage loans reported in our GAAP condensed consolidated balance sheets. This presentation provides transparency into the components of the fair value of our mortgage loans associated with our guaranty business activities and the components of our capital markets business activities, which is consistent with the way we manage risks and allocate revenues and expenses for segment reporting purposes. While the carrying values and estimated fair values of the individual line items may differ from the amounts presented in Note 15, the combined amounts together equal the carrying value and estimated fair value amounts of total mortgage loans in Note 15.

(4)	In our GAAP condensed consolidated balance sheets, we report the guaranty assets associated with our outstanding Fannie Mae MBS and other guaranties as a separate line item and include buy-ups, master servicing assets and credit enhancements associated with our guaranty assets in “Other assets.” The GAAP carrying value of our guaranty assets reflects only those guaranty arrangements entered into subsequent to our adoption of FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FIN No. 34) (“FIN 45”), on January 1, 2003. On a GAAP basis, our guaranty assets totaled $9.4 billion and $7.7 billion as of September 30, 2007 and December 31, 2006, respectively. The associated buy-ups totaled $894 million and $831 million as of September 30, 2007 and December 31, 2006, respectively. In our non-GAAP supplemental consolidated fair value balance sheets, we also disclose the estimated guaranty assets and obligations related to mortgage loans held in our portfolio. The aggregate estimated fair value of the guaranty asset-related components totaled $16.8 billion as of September 30, 2007, compared with $15.8 billion as of December 31, 2006. These components represent the sum of the following line items in this table: (i) Guaranty assets of mortgage loans held in portfolio; (ii) Guaranty obligations of mortgage loans held in portfolio, (iii) Guaranty assets and buy-ups; and (iv) Master servicing assets and credit enhancements.

(5)	The line items “Master servicing assets and credit enhancements” and “Other assets” together consist of the assets presented on the following five line items in our GAAP condensed consolidated balance sheets: (i) Accrued interest receivable; (ii) Acquired property, net; (iii) Deferred tax assets; (iv) Partnership investments; and (v) Other assets. The carrying value of these items in our GAAP condensed consolidated balance sheets together totaled $38.8 billion and $34.8 billion as of September 30, 2007 and December 31, 2006, respectively. We deduct the carrying value of the buy-ups associated with our guaranty obligation, which totaled $894 million and $831 million as of September 30, 2007 and December 31, 2006, respectively, from “Other assets” reported in our GAAP condensed consolidated balance sheets because buy-ups are a financial instrument that we combine with guaranty assets in our SFAS 107 disclosure in Note 15. We have estimated the fair value of master servicing assets and credit enhancements based on our fair value methodologies discussed in Note 15.

(6)	With the exception of partnership investments and deferred tax assets, the GAAP carrying values of other assets generally approximate fair value. While we have included partnership investments at their carrying value in each of the non-GAAP supplemental consolidated fair value balance sheets, the fair values of these items are generally different from their GAAP carrying values, potentially materially. For example, our LIHTC partnership investments had a carrying value of $8.0 billion and an estimated fair value of $9.1 billion as of September 30, 2007. We assume that other deferred assets, consisting primarily of prepaid expenses, have no fair value. We adjust the GAAP-basis deferred income taxes for purposes of each of our non-GAAP supplemental consolidated fair value balance sheets to include estimated income taxes on the difference between our non-GAAP supplemental consolidated fair value balance sheets net assets, including deferred taxes from the GAAP condensed consolidated balance sheets, and our GAAP condensed consolidated balance sheets stockholders’ equity. Because our adjusted deferred income taxes are a net asset in each year, the amounts are included in our non-GAAP fair value balance sheets as a component of other assets.

(7)	The line item “Other liabilities” consists of the liabilities presented on the following four line items in our GAAP condensed consolidated balance sheets: (i) Accrued interest payable; (ii) Reserve for guaranty losses; (iii) Partnership liabilities; and (iv) Other liabilities. The carrying value of these items in our GAAP condensed consolidated balance sheets together totaled $20.7 billion and $22.2 billion as of September 30, 2007 and December 31, 2006, respectively. The GAAP carrying values of these other liabilities generally approximate fair value. We assume that deferred liabilities, such as deferred debt issuance costs, have no fair value.

(8)	“Preferred stockholders’ equity” is reflected in our non-GAAP supplemental consolidated fair value balance sheets at the estimated fair value amount.

(9)	“Common stockholders’ equity” consists of the stockholders’ equity components presented on the following five line items in our GAAP condensed consolidated balance sheets: (i) Common stock; (ii) Additional paid-in capital; (iii) Retained earnings; (iv) Accumulated other comprehensive loss; and (v) Treasury stock, at cost. “Common stockholders’ equity” is the residual of the excess of the estimated fair value of total assets over the estimated fair value of total liabilities, after taking into consideration preferred stockholders’ equity and minority interest in consolidated subsidiaries.

Changes in Non-GAAP Estimated Fair Value of Net Assets

Table 16 summarizes the change in the estimated fair value of our net assets for the first nine months of 2007.

Table 16:  Non-GAAP Estimated Fair Value of Net Assets (Net of Tax Effect)

(Dollars in millions)

Balance as of December 31, 2006	$42,901
Capital transactions:(1)
Common dividends, common share repurchases and issuances, net	(1,279)
Preferred dividends, redemptions and issuances	(472)

Capital transactions, net	(1,751)
Change in estimated fair value of net assets, excluding capital transactions	(6,973)

Decrease in estimated fair value of net assets, net	(8,724)

Balance as of September 30, 2007(2)	$34,177

(1)	Represents net capital transactions, which are reflected in the condensed consolidated statements of changes in stockholders’ equity.

(2)	Represents estimated fair value of net assets (net of tax effect) presented in Table 15: Non-GAAP Supplemental Consolidated Fair Value Balance Sheets.

Summary of Fair Value Results

The estimated fair value of our net assets decreased by $8.7 billion to $34.2 billion as of September 30, 2007, from $42.9 billion as of December 31, 2006. The $8.7 billion decrease included the effect of a reduction of $1.8 billion attributable to capital transactions, consisting primarily of payments of $1.1 billion for the redemption of preferred stock and $1.7 billion for dividends to holders of our common and preferred stock, which were partially offset by proceeds of $1.0 billion from the issuance of preferred stock.

Excluding the effect of capital transactions, we experienced a $7.0 billion decrease in the estimated fair value of our net assets for the first nine months of 2007. The primary factors affecting the fair value of our net assets for the first nine months of 2007 included the benefit from the economic income generated by our businesses, which was more than offset by a decrease in value resulting from the decline in home prices and wider mortgage-to-debt OAS. We expect periodic fluctuations in the estimated fair value of our net assets due to our business activities, as well as due to changes in market conditions, including changes in interest rates, changes in relative spreads between our mortgage assets and debt, and changes in implied volatility. Below we provide selected market information in Table 17 and discuss how changes in market conditions have contributed to the significant decrease in the estimated fair value of our net assets.

Table 17:  Selected Market Information(1)

	As of
	September 30,		December 31,
	2007		2006		Change

10-year U.S. Treasury note yield	4.59%		4.70%		(0.11)%
Implied volatility(2)	17.20%		15.70%		1.50%
30-year Fannie Mae MBS par coupon rate	5.97%		5.79%		0.18%
Lehman U.S. MBS Index OAS (in basis points) over LIBOR yield curve	21.4	bp	(2.7	) bp	24.1	bp
Lehman U.S. Agency Debt Index OAS (in basis points) over LIBOR yield curve	(18.8	) bp	(13.8	)bp	(5.0	) bp

(1)	Information obtained from Lehman Live, Lehman POINT and Bloomberg.

(2)	Implied volatility for an interest rate swaption with a 3-year option on a 10-year final maturity.

Estimated Impact of Changes in Market Conditions on Fair Value Results

For the first nine months of 2007, we experienced a decrease in the fair value of our net guaranty assets, including related deferred tax assets, of $4.5 billion. This fair value change does not include the impact of the economic earnings of the guaranty business during the period. The decline is primarily due to a substantial increase in the estimated fair value of our guaranty obligations attributable to the decline in the home prices and the market’s expectation of future home price declines. This increase more than offset an increase in the fair value of our guaranty assets that resulted from growth in our guaranty book of business.

We estimate that the significant widening of mortgage-to-debt spreads during the first nine months of 2007 caused a decline of approximately $4.5 billion to $5.0 billion in the fair value of our net portfolio. As displayed in Table 17 above, the Lehman U.S. MBS index, which primarily includes 30-year and 15-year mortgages, reflected a significant widening of OAS during the first nine months of 2007. The OAS on securities held by us that are not in the index, such as AAA-rated 10-year commercial mortgage-backed securities and AAA-rated private-label mortgage-related securities, widened even more dramatically, resulting in an overall decrease in the fair value of our mortgage assets. Debt OAS based on the Lehman U.S. Agency Debt Index to the London Interbank Offered Rate (“LIBOR”) tightened by 5 basis points to minus 18.8 basis points as of September 30, 2007, resulting in an increase in the fair value of our debt. Our economic earnings from our portfolio investments resulted in an increase in fair value of our net assets that partially offset the decrease that resulted from the change in market conditions.

LIQUIDITY AND CAPITAL MANAGEMENT

Liquidity

Debt Funding

Our primary source of cash is proceeds from the issuance of our debt securities. As a result, we are dependent on our continuing ability to issue debt securities in the capital markets to meet our cash requirements. Table 18 summarizes our debt activity for the three and nine months ended September 30, 2007 and 2006.

Table 18:  Debt Activity

	For the		For the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in millions)

Issued during the period:(1)
Short-term:(2)
Amount(3)	$341,033	$432,575	$1,124,200	$1,715,094
Weighted average interest rate	4.91%	5.16%	5.07%	4.78%
Long-term:
Amount(3)	$37,462	$40,833	$150,753	$140,046
Weighted average interest rate	5.58%	5.73%	5.57%	5.52%
Total issued:
Amount(3)	$378,495	$473,408	$1,274,953	$1,855,140
Weighted average interest rate	4.98%	5.21%	5.13%	4.84%
Redeemed during the period:(1)(4)
Short-term:(2)
Amount(3)	$351,130	$455,380	$1,135,352	$1,735,420
Weighted average interest rate	4.97%	5.08%	5.07%	4.68%
Long-term:
Amount(3)	$45,725	$43,339	$142,973	$119,899
Weighted average interest rate	4.68%	4.15%	4.58%	3.73%
Total redeemed:
Amount(3)	$396,855	$498,719	$1,278,325	$1,855,319
Weighted average interest rate	4.93%	5.00%	5.02%	4.62%

(1)	Excludes debt activity resulting from consolidations and intraday loans.

(2)	Includes Federal funds purchased and securities sold under agreements to repurchase.

(3)	Represents the face amount at issuance or redemption.

(4)	Represents all payments on debt, including regularly scheduled principal payments, payments at maturity, payments as the result of a call and payments for any other repurchases.

The amount of our total outstanding debt remained relatively consistent between December 31, 2006 and September 30, 2007, as we managed the size of our mortgage portfolio to meet the OFHEO-directed portfolio cap. In addition, the mix between our outstanding short-term and long-term debt remained relatively consistent. Despite a lack of portfolio growth for the first nine months of 2007, we remained an active participant in the international capital markets to meet our consistent need for funding and rebalancing our portfolio. Changes in the amount of our debt issuances and redemptions between periods are influenced by investor demand for our debt, changes in interest rates, and the maturity of existing debt. For information on our outstanding short-term and long-term debt as of September 30, 2007, refer to “Consolidated Balance Sheet Analysis—Debt Instruments.”

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

Credit Ratings and Risk Ratings

Our ability to borrow at attractive rates is highly dependent upon our credit ratings. Our senior unsecured debt (both long-term and short-term), benchmark subordinated debt and preferred stock are rated and continuously monitored by Standard & Poor’s, a division of The McGraw Hill Companies (“Standard & Poor’s”), Moody’s Investors Service (“Moody’s”), and Fitch Ratings (“Fitch”), each of which is a nationally recognized statistical rating organization. Table 19 below sets forth the credit ratings issued by each of these rating agencies of our long-term and short-term senior unsecured debt, qualifying benchmark subordinated debt and preferred stock as of November 8, 2007. To date, we have not experienced any limitations in our ability to access the capital markets due to a credit ratings downgrade. Table 19 also sets forth our “risk to the government” rating and our “Bank Financial Strength Rating” as of November 8, 2007.

Table 19:  Fannie Mae Debt Credit Ratings and Risk Ratings

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

Nine Months Ended September 30, 2007.  Our cash and cash equivalents of $4.5 billion as of September 30, 2007 increased by $1.2 billion from December 31, 2006. We generated cash flows from operating activities of

$16.9 billion, largely attributable to net cash provided from trading securities. We also generated cash flows from investing activities of $746 million, attributable to funds provided from a reduction in federal funds sold and securities purchased under agreements to resell. These cash flows were partially offset by net cash used in financing activities of $16.5 billion, as amounts paid to extinguish debt exceeded the proceeds from the issuance of debt.

Nine Months Ended September 30, 2006.  Our cash and cash equivalents of $3.1 billion as of September 30, 2006 increased by $259 million from December 31, 2005. We generated cash flows from operating activities of $25.6 billion, largely attributable to net cash provided from trading securities. These cash flows were partially offset by net cash used in financing activities of $20.5 billion, as amounts paid to extinguish debt exceeded the proceeds from the issuance of debt, and net cash used in investing activities of $4.9 billion, attributable to an increase in federal funds sold and securities purchased under agreements to resell.

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

Capital Management

Regulatory Capital

Table 20 displays our regulatory capital classification measures as of September 30, 2007 and December 31, 2006, with the exception of our statutory risk-based capital measure and related total capital measure, which have been provided as of June 30, 2007 (the most recent date for which our statutory risk-based capital measure is available) and December 31, 2006. The regulatory capital classification measures as of September 30, 2007 provided in the table below represent amounts that will be resubmitted to OFHEO for its certification and are subject to its review and approval. They do not represent OFHEO’s announced capital classification measures.

Table 20:  Regulatory Capital Measures

	As of
	September 30,	December 31,
	2007(1)	2006
	(Dollars in millions)

Core capital(2)	$41,713	$41,950
Statutory minimum capital(3)	30,303	29,359

Surplus of core capital over required minimum capital	$11,410	$12,591

Surplus of core capital percentage over required minimum capital(4)	37.7%	42.9%

Core capital(2)	$41,713	$41,950
OFHEO-directed minimum capital(5)	39,393	38,166

Surplus of core capital over OFHEO-directed minimum capital	$2,319	$3,784

Surplus of core capital percentage over OFHEO-directed minimum capital(6)	5.9%	9.9%

Total capital(7)	$43,798	$42,703
Statutory risk-based capital(8)	10,225	26,870

Surplus of total capital over required risk-based capital	$33,573	$15,833

Surplus of total capital percentage over required risk-based capital(9)	328.3%	58.9%

Core capital(2)	$41,713	$41,950
Statutory critical capital(10)	15,682	15,149

Surplus of core capital over required critical capital	$26,031	$26,801

Surplus of core capital percentage over required critical capital(11)	166.0%	176.9%

(1)	Statutory risk-based capital and total capital measures have been provided as of June 30, 2007 (the most recent date for which the statutory risk-based capital measure is available) and December 31, 2006. The regulatory capital classification measures as of September 30, 2007 provided in this table represent estimates that will be resubmitted to OFHEO for its certification.

(2)	The sum of (a) the stated value of our outstanding common stock (common stock less treasury stock); (b) the stated value of our outstanding non-cumulative perpetual preferred stock; (c) our paid-in capital; and (d) our retained earnings. Core capital excludes accumulated other comprehensive income (loss).

(3)	Generally, the sum of (a) 2.50% of on-balance sheet assets; (b) 0.45% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties; and (c) up to 0.45% of other off-balance sheet obligations, which may be adjusted by the Director of OFHEO under certain circumstances (See 12 CFR 1750.4 for existing adjustments made by the Director of OFHEO).

(4)	Defined as the surplus of core capital over statutory minimum capital expressed as a percentage of statutory minimum capital.

(5)	Defined as a 30% surplus over the statutory minimum capital requirement. We are currently required to maintain this surplus under the OFHEO consent order until such time as the Director of OFHEO determines that the requirement should be modified or allowed to expire, taking into account certain specified factors.

(6)	Defined as the surplus of core capital over OFHEO-directed minimum capital expressed as a percentage of OFHEO-directed minimum capital.

(7)	The sum of (a) core capital and (b) the total allowance for loan losses and reserve for guaranty losses, less (c) the specific loss allowance (that is, the allowance required on individually impaired loans). The specific loss allowance totaled $51 million as of June 30, 2007 and $106 million as of December 31, 2006.

(8)	Defined as the amount of total capital required to be held to absorb projected losses flowing from future adverse interest rate and credit risk conditions specified by statute (see 12 CFR 1750.13 for conditions), plus 30% mandated by statute to cover management and operations risk.

(9)	Defined as the surplus of total capital over statutory risk-based capital expressed as a percentage of statutory risk-based capital.

(10)	Generally, the sum of (a) 1.25% of on-balance sheet assets; (b) 0.25% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties and (c) up to 0.25% of other off-balance sheet obligations, which may be adjusted by the Director of OFHEO under certain circumstances.

(11)	Defined as the surplus of core capital over statutory critical capital expressed as a percentage of statutory critical capital.

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

Fannie Mae MBS Transactions and Other Financial Guaranties

Table 21 presents a summary of our on- and off-balance sheet Fannie Mae MBS and other guaranties as of September 30, 2007 and December 31, 2006.

Table 21:  On- and Off-Balance Sheet MBS and Other Guaranty Arrangements

	As of
	September 30,	December 31,
	2007	2006
	(Dollars in millions)

Fannie Mae MBS and other guaranties outstanding(1)	$2,214,180	$1,996,941
Less: Fannie Mae MBS held in portfolio(2)	175,290	199,644

Fannie Mae MBS held by third parties and other guaranties	$2,038,890	$1,797,297

(1)	Includes $35.5 billion and $19.7 billion in unpaid principal balance of other guaranties as of September 30, 2007 and December 31, 2006, respectively. Excludes $99.1 billion and $105.6 billion in unpaid principal balance of consolidated Fannie Mae MBS as of September 30, 2007 and December 31, 2006, respectively.

(2)	Amounts represent unpaid principal balance and are recorded in “Investments in securities” in our condensed consolidated balance sheets.

LIHTC Partnership Interests

As of September 30, 2007, we had a recorded investment in LIHTC partnerships of $8.0 billion, compared with $8.8 billion as of December 31, 2006. In March 2007, we sold a portfolio of investments in LIHTC partnerships reflecting approximately $676 million in future LIHTC tax credits and the release of future capital obligations relating to the investments. In July 2007, we sold a portfolio of investments in LIHTC partnerships reflecting approximately $254 million in future LIHTC tax credits and the release of future capital obligations relating to the investments. For additional information regarding our holdings in off-balance sheet limited partnerships, refer to “Notes to Condensed Consolidated Financial Statements—Note 2, Consolidations.”

RISK MANAGEMENT

Credit Risk Management

Mortgage Credit Risk Management

Mortgage credit risk is the risk that a borrower will fail to make required mortgage payments. We are exposed to credit risk on our mortgage credit book of business because we either hold the mortgage assets or have issued a guaranty in connection with the creation of Fannie Mae MBS backed by mortgage assets.

Mortgage Credit Book of Business

Table 22 displays the composition of our entire mortgage credit book of business, which consists of both on- and off-balance sheet arrangements, as of September 30, 2007 and December 31, 2006. Our single-family mortgage credit book of business accounted for approximately 94% of our entire mortgage credit book of business as of both September 30, 2007 and December 31, 2006.

Table 22:  Composition of Mortgage Credit Book of Business

	As of September 30, 2007
	Single-Family(1)		Multifamily(2)		Total
	Conventional(3)	Government(4)	Conventional(3)	Government(4)	Conventional(3)	Government(4)
	(Dollars in millions)

Mortgage portfolio:(5)
Mortgage loans(6)	$298,854	$23,101	$76,606	$859	$375,460	$23,960
Fannie Mae MBS	172,518	2,246	312	214	172,830	2,460
Agency mortgage-related securities(7)	30,898	1,723	—	50	30,898	1,773
Mortgage revenue bonds	3,186	2,896	7,616	2,458	10,802	5,354
Other mortgage-related securities(8)	80,692	968	23,350	31	104,042	999

Total mortgage portfolio	586,148	30,934	107,884	3,612	694,032	34,546
Fannie Mae MBS held by third parties(9)	1,948,986	15,467	37,780	1,149	1,986,766	16,616
Other credit guaranties(10)	18,638	—	16,810	60	35,448	60

Mortgage credit book of business	$2,553,772	$46,401	$162,474	$4,821	$2,716,246	$51,222

Guaranty book of business(11)	$2,438,996	$40,814	$131,508	$2,282	$2,570,504	$43,096

	As of December 31, 2006
	Single-Family(1)		Multifamily(2)		Total
	Conventional(3)	Government(4)	Conventional(3)	Government(4)	Conventional(3)	Government(4)
	(Dollars in millions)

Mortgage portfolio:(5)
Mortgage loans(6)	$302,597	$20,106	$59,374	$968	$361,971	$21,074
Fannie Mae MBS	198,335	709	277	323	198,612	1,032
Agency mortgage-related securities(7)	29,987	1,995	—	56	29,987	2,051
Mortgage revenue bonds	3,394	3,284	7,897	2,349	11,291	5,633
Other mortgage-related securities(8)	85,339	2,084	9,681	177	95,020	2,261

Total mortgage portfolio	619,652	28,178	77,229	3,873	696,881	32,051
Fannie Mae MBS held by third parties(9)	1,714,815	19,069	42,184	1,482	1,756,999	20,551
Other credit guaranties(10)	3,049	—	16,602	96	19,651	96

Mortgage credit book of business	$2,337,516	$47,247	$136,015	$5,451	$2,473,531	$52,698

Guaranty book of business(11)	$2,218,796	$39,884	$118,437	$2,869	$2,337,233	$42,753

(1)	The amounts reported reflect our total single-family mortgage credit book of business. Of these amounts, the portion of our conventional single-family mortgage credit book of business for which we have access to detailed loan-level information represented approximately 95% of our total conventional single-family mortgage credit book of business as of both September 30, 2007 and December 31, 2006. Unless otherwise noted, the credit statistics we provide in the “Mortgage Credit Risk Management” discussion that follows relate only to this specific portion of our conventional single-family mortgage credit book of business. The remaining portion of our single-family mortgage credit book of business consists of non-Fannie Mae mortgage-related securities backed by single-family mortgage loans, credit enhancements that we provide on single-family mortgage assets and all other single-family government related loans and securities. Non-Fannie Mae mortgage-related securities held in our portfolio include Freddie Mac securities, Ginnie Mae securities, private-label mortgage-related securities, Fannie Mae MBS backed by private-label mortgage-

related securities, and housing-related municipal revenue bonds. Our Capital Markets group prices and manages credit risk related to this specific portion of our single-family mortgage credit book of business. We may not have access to detailed loan-level data on these particular mortgage-related assets and therefore may not manage the credit performance of individual loans. However, a substantial majority of these securities benefit from significant forms of credit enhancement, including guaranties from Ginnie Mae or Freddie Mac, insurance policies, structured subordination and similar sources of credit protection. All non-Fannie Mae agency securities held in our portfolio as of September 30, 2007 and December 31, 2006 were rated AAA/Aaa by Standard & Poor’s and Moody’s. Over 90% of non-agency mortgage-related securities held in our portfolio as of both September 30, 2007 and December 31, 2006 were rated AAA/Aaa by Standard & Poor’s and Moody’s.

(2)	The amounts reported reflect our total multifamily mortgage credit book of business. Of these amounts, the portion of our multifamily mortgage credit book of business for which we have access to detailed loan-level information represented approximately 78% and 84% of our total multifamily mortgage credit book as of September 30, 2007 and December 31, 2006, respectively. Unless otherwise noted, the credit statistics we provide in the “Mortgage Credit Risk Management” discussion that follows relate only to this specific portion of our multifamily mortgage credit book of business.

(3)	Refers to mortgage loans and mortgage-related securities that are not guaranteed or insured by the U.S. government or any of its agencies.

(4)	Refers to mortgage loans and mortgage-related securities guaranteed or insured by the U.S. government or one of its agencies.

(5)	Mortgage portfolio data is reported based on unpaid principal balance.

(6)	Includes unpaid principal totaling $100.0 billion and $105.5 billion as of September 30, 2007 and December 31, 2006, respectively, related to mortgage-related securities that were consolidated under FIN 46R and mortgage-related securities created from securitization transactions that did not meet the sales criteria under SFAS 140, which effectively resulted in mortgage-related securities being accounted for as loans.

(7)	Consists of mortgage-related securities issued by Freddie Mac and Ginnie Mae.

(8)	Consists of mortgage-related securities issued by entities other than Fannie Mae, Freddie Mac or Ginnie Mae.

(9)	Consists of Fannie Mae MBS held by third-party investors. The principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

(10)	Includes single-family and multifamily credit enhancements that we have provided and that are not otherwise reflected in the table.

(11)	Consists of mortgage loans held in our portfolio, Fannie Mae MBS held in our portfolio, Fannie Mae MBS held by third parties and other credit guaranties. Excludes agency mortgage-related securities, mortgage revenue bonds and other mortgage-related securities held in our portfolio for which we do not provide a guaranty.

Single-Family

Table 23 provides information on the product distribution of our conventional single-family business volumes for the three months ended September 30, 2007 and 2006, and our conventional single-family mortgage credit book of business as of September 30, 2007 and December 31, 2006.

Table 23:	Product Distribution of Conventional Single-Family Business Volume and Mortgage Credit Book of Business(1)

	Percent of		Percent of
	Business Volume(2)		Book of Business(3)
	For the
	Three Months
	Ended
	September 30,		As of
			September 30,	December 31,
	2007	2006	2007	2006

Fixed-rate:
Long-term	74%	69%	70%	68%
Intermediate-term	5	7	15	18
Interest-only	9	6	3	1

Total fixed-rate	88	82	88	87
Adjustable-rate:
Interest-only	7	9	5	4
Negative-amortizing	1	4	1	2
Other ARMs	4	5	6	7

Total adjustable-rate	12	18	12	13

Total	100%	100%	100%	100%

(1)	As noted in Table 22 above, we generally have access to detailed loan-level statistics only on conventional single-family mortgage loans held in our portfolio and backing Fannie Mae MBS (whether held in our portfolio or held by third parties).

(2)	Percentages calculated based on unpaid principal balance of loans at time of acquisition. Single-family business volume refers to both single-family mortgage loans we purchase for our mortgage portfolio and single-family mortgage loans we securitize into Fannie Mae MBS.

(3)	Percentages calculated based on unpaid principal balance of loans as of the end of each period.

Fixed-Rate and ARM Loans:  As presented in Table 23 above, our conventional single-family mortgage credit book of business continues to consist mostly of long-term fixed-rate mortgage loans. In addition, a greater proportion of our conventional single-family business volumes consisted of fixed-rate loans for the third quarter of 2007, as compared with the third quarter of 2006.

Alt-A Loans:  An Alt-A mortgage loan generally refers to a loan that can be underwritten with lower or alternative documentation than a full documentation mortgage loan but that may also include other alternative product features. Alt-A mortgage loans generally have a higher risk of default than non-Alt-A mortgage loans. In reporting our Alt-A exposure, we have classified mortgage loans as Alt-A if the lenders that deliver the mortgage loans to us have classified the loans as Alt-A based on documentation or other product features. As of September 30, 2007, we estimate that approximately 12% of our total single-family mortgage credit book of business consisted of Alt-A mortgage loans or Fannie Mae MBS backed by Alt-A mortgage loans. During 2007, we restricted our eligibility standards for Alt-A mortgage loans eligible for delivery to us. Our acquisitions of Alt-A mortgage loans have a combination of credit enhancement and pricing that we believe adequately reflects the higher credit risk posed by these mortgages. We will determine the timing and level of our acquisition of Alt-A mortgage loans in the future based on our assessment of the availability and cost of credit enhancement with adequate levels of pricing to compensate for the risks.

Subprime Loans:  A subprime mortgage loan generally refers to a mortgage loan made to a borrower with a weaker credit profile than that of a prime borrower. As a result of the weaker credit profile, subprime borrowers have a higher likelihood of default than prime borrowers. Subprime mortgage loans are typically originated by lenders specializing in this type of business or by subprime divisions of large lenders, using processes unique to subprime loans. In reporting our subprime exposure, we have classified mortgage loans as subprime if the mortgage loans are originated by one of these specialty lenders or a subprime division of a large lender. Approximately 0.3% of our total single-family mortgage credit book of business as of September 30, 2007 consisted of subprime mortgage loans or Fannie Mae MBS backed by subprime mortgage loans. Less than 1% of our single-family business volume for the nine months ended September 30, 2007 consisted of subprime mortgage loans or Fannie Mae MBS backed by subprime mortgage loans. Our acquisitions of subprime mortgage loans have a combination of credit enhancement and pricing that we believe adequately reflects the higher credit risk posed by these mortgages. In order to respond to the current subprime mortgage crisis and provide liquidity to the market, we intend to increase our purchase of subprime mortgages. We will determine the timing and level of our acquisition of subprime mortgage loans in the future based on our assessment of the availability and cost of credit enhancement with adequate levels of pricing to compensate for the risks.

Alt-A and Subprime Securities:  We held approximately $106.2 billion in non-Fannie Mae structured mortgage-related securities in our investment portfolio as of September 30, 2007. Of this amount, $76.2 billion consisted of private-label mortgage-related securities backed by subprime or Alt-A mortgage loans. As of September 30, 2007, we held in our investment portfolio approximately $33.8 billion in private-label mortgage-related securities backed by Alt-A mortgage loans and approximately $42.4 billion in private-label mortgage-related securities backed by subprime mortgage loans. We also guaranteed approximately $6.2 billion in resecuritized subprime mortgage-related securities as of September 30, 2007. Approximately $18.6 billion of these Alt-A- and subprime-backed private-label mortgage-related securities were classified as trading securities in our condensed consolidated balance sheets as of September 30, 2007. In reporting our Alt-A and subprime exposure, we have classified private-label mortgage-related securities as Alt-A or subprime if the securities were labeled as such when issued.

To date, we generally have focused our purchases of private-label mortgage-related securities backed by subprime or Alt-A loans on the highest-rated tranches of these securities available at the time of acquisition. For our private-label mortgage-related securities backed by subprime loans that were rated AAA at acquisition, the weighted average credit enhancement, which is predominantly in the form of subordination, is 32%. In 2007, we began to acquire a limited amount of subprime-backed private-label mortgage-related securities of investment grades below AAA. As of September 30, 2007, approximately $441 million in unpaid principal balance, or 1%, of the subprime-backed private-label mortgage-related securities in our portfolio had a credit rating of less than AAA. All of these subprime-backed mortgage-related securities with a credit rating of less than AAA were classified as trading securities in our condensed consolidated balance sheets as of September 30, 2007.

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

Credit Characteristics:  The weighted average credit score, the weighted average original loan-to-value ratio and the weighted average estimated mark-to-market loan-to-value ratio for our conventional single-family mortgage credit book of business were 721, 71% and 59%, respectively, as of September 30, 2007, as compared with 721, 70% and 55% , respectively, as of December 31, 2006. Approximately 16% of our conventional single-family mortgage credit book of business had an estimated mark-to-market loan-to-value ratio greater than 80% as of September 30, 2007, up from 10% as of December 31, 2006.

Multifamily

As of September 30, 2007, the weighted average original loan-to-value ratio for our multifamily mortgage credit book of business remained at 68%, and the percentage of our multifamily mortgage credit book of business with an original loan-to-value ratio greater than 80% remained at 6%.

Serious Delinquency

The serious delinquency rate is an indicator of potential future foreclosures, although most loans that become seriously delinquent do not result in foreclosure. Table 24 below compares the serious delinquency rates for all conventional single-family loans and multifamily loans with credit enhancements and without credit enhancements.

Table 24:  Serious Delinquency Rates

	September 30, 2007		December 31, 2006		September 30, 2006
		Serious		Serious		Serious
	Book	Delinquency	Book	Delinquency	Book	Delinquency
	Outstanding(1)	Rate(2)	Outstanding(1)	Rate(2)	Outstanding(1)	Rate(2)

Conventional single-family delinquency rates by geographic region:(3)
Midwest	17%	1.14%	17%	1.01%	17%	0.94%
Northeast	19	0.79	19	0.67	19	0.62
Southeast	25	0.88	24	0.68	24	0.64
Southwest	16	0.69	16	0.69	16	0.69
West	23	0.33	24	0.20	24	0.17

Total conventional single-family loans	100%	0.78%	100%	0.65%	100%	0.61%

Conventional single-family loans:
Credit enhanced	20%	2.18%	19%	1.81%	19%	1.74%
Non-credit enhanced	80	0.43	81	0.37	81	0.35

Total conventional single-family loans	100%	0.78%	100%	0.65%	100%	0.61%

Multifamily loans:
Credit enhanced	89%	0.08%	96%	0.07%	96%	0.13%
Non-credit enhanced	11	0.11	4	0.35	4	0.12

Total multifamily loans	100%	0.08%	100%	0.08%	100%	0.12%

(1)	Reported based on unpaid principal balance of loans, where we have detailed loan-level information.

(2)	Calculated based on number of loans for single-family and unpaid principal balance for multifamily. We include all of the conventional single-family loans that we own and that back Fannie Mae MBS in the calculation of the single-family delinquency rate. We include the unpaid principal balance of all multifamily loans that we own or that back Fannie Mae MBS and any housing bonds for which we provide credit enhancement in the calculation of the multifamily serious delinquency rate.

(3)	Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD and WI. Northeast includes CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT and VI. Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA and WV. Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX and UT. West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

The increase in our single-family serious delinquency rate as of September 30, 2007 from our rate as of September 30, 2006 was due to continued economic weakness in the Midwest, particularly in Ohio, Michigan and Indiana, and to the continued housing market downturn and decline in home prices throughout much of the country. We have experienced increases in serious delinquency rates across our conventional single-family mortgage credit book, including in higher risk loan categories, such as subprime loans, Alt-A loans, adjustable-rate loans, interest-only loans, loans made for the purchase of investment properties, negative-amortizing loans, loans to borrowers with lower credit scores and loans with high loan-to-value ratios. We have seen particularly rapid increases in serious delinquency rates in some higher risk loan categories, such as Alt-A loans, interest-only loans, loans with subordinate financing and loans made for the purchase of condominiums. Many of these higher risk loans were originated in 2006 and the first half of 2007. We have also experienced a significant increase in delinquency rates in loans originated in California, Florida, Nevada and Arizona. These states had previously experienced very rapid home price appreciation and are now experiencing home price declines. The conventional single-family serious delinquency rates for California and Florida, which represent the two largest states in our single-family mortgage credit book of business in terms of unpaid principal balance, climbed to 0.30% and 0.99%, respectively, as of September 30, 2007, from 0.11% and 0.37%, respectively, as of September 30, 2006. We expect the housing market to continue to deteriorate and home prices to continue to decline in these states and on a national basis. Accordingly, we expect our single-family serious delinquency rate to continue to increase for the remainder of 2007 and in 2008.

The decline in our multifamily serious delinquency rate as of September 30, 2007 from our rate as of September 30, 2006 was due primarily to payoffs and the resolution of problems associated with loans secured by properties affected by Hurricane Katrina.

Foreclosure and REO Activity

Foreclosure and real estate owned (“REO”) activity affect the level of our credit losses. Table 25 below provides information, by region, on our foreclosure activity for the first nine months of 2007 and 2006. Regional REO acquisition and charge-off trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.

Table 25:  Single-Family and Multifamily Foreclosed Properties

	For the
	Nine Months Ended
	September 30,
	2007	2006

Single-family foreclosed properties (number of properties):
Beginning of year inventory of single-family foreclosed properties (REO)(1)	25,125	20,943
Acquisitions by geographic area:(2)
Midwest	14,754	11,799
Northeast	2,826	1,944
Southeast	8,559	6,857
Southwest	7,230	5,858
West	1,586	408

Total properties acquired through foreclosure	34,955	26,866
Dispositions of REO	(30,456)	(23,743)

End of period inventory of single-family foreclosed properties (REO)(1)	29,624	24,066

Carrying value of single-family foreclosed properties (dollars in millions)(3)	$2,913	$1,905

Single-family foreclosure rate(4)	0.2%	0.2%

Multifamily foreclosed properties (number of properties):
Ending inventory of multifamily foreclosed properties (REO)	12	9
Carrying value of multifamily foreclosed properties (dollars in millions)(3)	$63	$57

(1)	Includes deeds in lieu of foreclosure.

(2)	See footnote 3 to Table 24 for states included in each geographic region.

(3)	Excludes foreclosed property claims receivables, which are reported in our condensed consolidated balance sheets as a component of “Acquired property, net.”

(4)	Estimated based on the total number of properties acquired through foreclosure as a percentage of the total number of loans in our conventional single-family mortgage credit book as of the end of each respective period.

The increase in foreclosures during the first nine months of 2007 was driven by the housing market downturn and the continued impact of weak economic conditions in the Midwest, particularly Ohio, Indiana and Michigan. The Midwest accounted for approximately 20% of the loans in our conventional single-family mortgage credit book of business as of December 31, 2006; however, this region accounted for approximately 42% of the single-family properties we acquired through foreclosure during the first nine months of 2007.

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

Credit Losses

Credit losses consist of (1) charge-offs, excluding losses on delinquent loans we purchase from our MBS trusts, net of recoveries, plus (2) foreclosed property expense. Table 26 below presents credit losses for the three and nine months ended September 30, 2007 and 2006.

Table 26:  Credit Loss Performance

	For the						For the
	Three Months Ended						Nine Months Ended
	September 30,						September 30,
	2007	Rate(1)		2006	Rate(1)		2007	Rate(1)		2006	Rate(1)
	(Dollars in millions)

Charge-offs, net of recoveries	$838	12.3	bp	$104	1.7	bp	$1,222	6.2	bp	$330	1.8	bp
Foreclosed property expense	113	1.7		52	0.8		269	1.3		89	0.5
Less excess of purchase price over fair value of delinquent loans purchased from trusts(2)	(670)	(9.9)		(37)	(0.6)		(805)	(4.1)		(153)	(0.8)
Impact of SOP 03-3 on charge-offs and foreclosed property expense(3)	62	0.9		20	0.4		113	0.6		56	0.3

Credit losses(4)(5)	$343	5.0	bp	$139	2.3	bp	$799	4.0	bp	$322	1.8	bp

(1)	Based on annualized amount for line item presented divided by the average total mortgage credit book of business during the period.

(2)	Represents the amount we record as a loss when the purchase price we pay to purchase delinquent loans from Fannie Mae MBS trusts exceeds the fair value of the loan at the time of purchase. Under our MBS trust agreements, we have the option to purchase loans from the MBS trust, at par plus accrued interest, if four or more consecutive monthly payments have not been made. When we purchase a delinquent loan from one of our MBS trusts, we record the delinquent loan at the lower of the loan’s acquisition price or its fair value in accordance with SOP 03-3. To the extent that the purchase price of the loan exceeds the fair value of the loan, we recognize a loss at the time we acquire the loan.

(3)	Represents the impact of previously recorded SOP 03-3 reductions to the amount of charge-offs and foreclosed property expense for delinquent loans purchased from MBS trusts that go to foreclosure. Because the carrying value of these loans has been reduced below the purchase price, any charge-off and foreclosed property expense amounts that we record if we foreclose on the mortgage also are reduced. In order to reflect in our credit losses the total loss associated with SOP 03-3 loans that we subsequently determine are uncollectible, we have added back to our credit losses the loss we record at the date of purchase when the fair value is below the purchase price.

(4)	Excludes impact of excess of purchase price over fair value of delinquent loans purchased from trusts.

(5)	Interest forgone on nonperforming loans in our mortgage portfolio reduces our net interest income but is not reflected in our credit losses total. In addition, other-than-temporary impairment resulting from deterioration in credit quality of our mortgage-related securities is not included in our credit losses total.

The decline in home prices on a national basis during the first nine months of 2007 contributed to higher default rates and loss severities, causing an increase in charge-offs and foreclosed property expense for the first nine months of 2007. In addition, we experienced a substantial increase in losses recorded on delinquent loans we purchased from our MBS trusts during the third quarter of 2007, as the disruption in the mortgage credit market and the continued decline in home prices substantially reduced the fair value of the delinquent loans we purchased from our MBS trusts.

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

In our 2006 Form 10-K, we provided an estimate that our credit loss ratio for 2007 would be within a range of 4 to 6 basis points. As of the date of this filing, we believe our credit loss ratio for 2007, based on our credit losses as reported in Table 26, will remain within our normal historical average range of 4 to 6 basis points. In certain periods, we expect our credit loss ratio is likely to move outside of this historical average range, primarily due to market conditions and the risk profile of our mortgage credit book of business. We expect that, in 2008, our credit loss ratio will increase above our normal historical average range of 4 to 6 basis points.

Pursuant to our September 1, 2005 agreement with OFHEO, we agreed to disclose on a quarterly basis the estimated impact on our expected credit losses from an immediate 5% decline in single-family home prices for the entire United States, which we believe is a stressful scenario based on housing data from OFHEO. Table 27 shows our single-family credit loss sensitivity, before and after consideration of the effect of projected credit risk sharing proceeds, such as private mortgage insurance claims and other credit enhancement, as of September 30, 2007, June 30, 2007, March 31, 2007 and December 31, 2006. The significant increase in the net credit loss sensitivity that occurred during the first nine months of 2007 from the end of 2006 was primarily attributable to the decline in home prices during the first nine months of 2007.

Table 27:  Single-Family Credit Loss Sensitivity(1)

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

Allowance for Loan Losses and Reserve for Guaranty Losses

The combined allowance for loan losses and reserve for guaranty losses increased to $1.4 billion as of September 30, 2007, from $859 million as of December 31, 2006. This increase was due to higher charge-offs, attributable to the increase in loan loss severities and default rates due to the national decline in home prices and the impact of continued economic weakness in the Midwest.

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

Derivatives Activity

The primary tool we use to manage the interest rate risk implicit in our mortgage assets is the variety of debt instruments we issue. We supplement our issuance of debt with derivative instruments, which are an integral part of our strategy in managing interest rate risk. Table 28 presents, by derivative instrument type, our risk management derivative activity for the nine months ended September 30, 2007, along with the stated maturities of derivatives outstanding as of September 30, 2007.

Table 28:  Activity and Maturity Data for Risk Management Derivatives(1)

					Interest Rate
	Interest Rate Swaps				Swaptions
	Pay-	Receive-		Foreign	Pay-	Receive-	Interest
	Fixed(2)	Fixed(3)	Basis(4)	Currency	Fixed	Fixed	Rate Caps	Other(5)	Total
	(Dollars in millions)

Notional balance as of December 31, 2006	$268,068	$247,084	$950	$4,551	$95,350	$114,921	$14,000	$469	$745,393
Additions	153,321	115,994	7,951	791	3,120	22,408	100	255	303,940
Terminations(6)	(91,732)	(106,176)	(500)	(1,700)	(12,276)	(11,014)	(11,350)	(220)	(234,968)

Notional balance as of September 30, 2007	$329,657	$256,902	$8,401	$3,642	$86,194	$126,315	$2,750	$504	$814,365

Future maturities of notional amounts:(7)
Less than 1 year	$14,530	$77,330	$—	$2,269	$7,480	$13,530	$2,000	$—	$117,139
1 year to 5 years	146,872	125,023	25	504	41,514	36,415	750	194	351,297
5 years to 10 years	138,457	43,883	7,350	—	32,700	65,020	—	310	287,720
Over 10 years	29,798	10,666	1,026	869	4,500	11,350	—	—	58,209

Total	$329,657	$256,902	$8,401	$3,642	$86,194	$126,315	$2,750	$504	$814,365

Weighted-average interest rate as of September 30, 2007:
Pay rate	5.17%	5.48%	5.13%	—	6.25%	—	—	—
Receive rate	5.43%	5.17%	6.68%	—	—	4.86%	—	—
Other	—	—	—	—	—	—	4.16%	—
Weighted-average interest rate as of December 31, 2006:
Pay rate	5.10%	5.35%	5.29%	—	6.18%	—	—	—
Receive rate	5.36%	5.01%	6.58%	—	—	4.92%	—	—
Other	—	—	—	—	—	—	3.55%	—

(1)	Excludes mortgage commitments accounted for as derivatives. Dollars represent notional amounts, which indicate only the amount on which payments are being calculated and do not represent the amount at risk of loss.

(2)	Notional amounts include swaps callable by Fannie Mae of $8.2 billion and $10.8 billion as of September 30, 2007 and December 31, 2006, respectively.

(3)	Notional amounts include swaps callable by derivatives counterparties of $18.5 billion and $6.7 billion as of September 30, 2007 and December 31, 2006, respectively.

(4)	Notional amounts include swaps callable by derivatives counterparties of $8.0 billion and $600 million as of September 30, 2007 and December 31, 2006, respectively.

(5)	Includes MBS options, forward starting debt and swap credit enhancements.

(6)	Includes matured, called, exercised, assigned and terminated amounts. Also includes changes due to foreign exchange rate movements.

(7)	Based on contractual maturities.

The outstanding notional balance of our risk management derivatives increased by $69.0 billion during the first nine months of 2007, to $814.4 billion as of September 30, 2007, from $745.4 billion as of December 31, 2006. As the expected duration of our mortgage assets lengthened during the first nine months of 2007, we increased our net pay-fixed swap position to extend the duration of our liabilities to more closely match the expected duration of our mortgage assets.

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

Table 29 below is an extension of our monthly net sensitivity measures. It includes the identical population of assets and liabilities included in our monthly sensitivity measures; however, it is based on the sensitivities as of September 30, 2007, rather than the average for the month of September. In addition, we expand our monthly interest rate shock disclosures to include the estimated adverse impact on our net portfolio of a more severe movement in interest rates of 100 basis points. We also provide the dollar sensitivity for our net portfolio and include aggregate sensitivities for our trading securities and for our trading securities together with our derivatives.

Table 29:  Interest Rate Sensitivity to Changes in Level and Slope of Yield Curve

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

The sensitivity measures in Table 29 indicate that the value of our net portfolio would decrease by approximately 1% and 6% as a result of an adverse movement in interest rates of 50 basis points and 100 basis points, respectively. We believe these sensitivities, together with our duration gap, indicate a relatively small level of interest rate risk exposure for our net portfolio as of September 30, 2007. We have not experienced a material change in our interest rate sensitivities, on a net portfolio basis, since December 31, 2006.

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

Our interest rate sensitivity measures are limited in that they do not capture the potential impact of certain other market risks, such as changes in credit spreads and implied volatility. The impact of these market risks may be significant. See “Supplemental Non-GAAP Information—Fair Value Balance Sheets” for further information. In addition, our interest rate sensitivity measures contemplate only certain hypothetical movements in interest rates and are performed at a particular point in time based on the estimated fair value of our existing net portfolio. These measures and hypothetical scenarios do not incorporate other factors that may have a significant effect on our overall financial performance, most notably the value from expected future business activities and strategic actions that management may take to manage interest rate risk. Accordingly, the preceding estimates should not be viewed as a precise forecast of the potential adverse economic impact that a change in interest rates would have on us.

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

FANNIE MAE

Condensed Consolidated Balance Sheets
(Dollars in millions, except share amounts)
(Unaudited)

	As of
	September 30,	December 31,
	2007	2006

ASSETS
Cash and cash equivalents (includes cash equivalents pledged as collateral that may be sold or repledged of $215 as of December 31, 2006)	$4,480	$3,239
Restricted cash	496	733
Federal funds sold and securities purchased under agreements to resell	8,349	12,681
Investments in securities:
Trading, at fair value (includes Fannie Mae MBS of $17,320 and $11,070 as of September 30, 2007 and December 31, 2006, respectively)	48,683	11,514
Available-for-sale, at fair value (includes Fannie Mae MBS of $155,034 and $185,608 as of September 30, 2007 and December 31, 2006, respectively)	315,012	378,598

Total investments in securities	363,695	390,112
Mortgage loans:
Loans held for sale, at lower of cost or market	5,053	4,868
Loans held for investment, at amortized cost	394,945	379,027
Allowance for loan losses	(395)	(340)

Total loans held for investment, net of allowance	394,550	378,687

Total mortgage loans	399,603	383,555
Advances to lenders	11,738	6,163
Accrued interest receivable	3,865	3,672
Acquired property, net	3,107	2,141
Derivative assets at fair value	3,172	4,931
Guaranty assets	9,438	7,692
Deferred tax assets	9,890	8,505
Partnership investments	10,383	10,571
Other assets	11,567	9,941

Total assets	$839,783	$843,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued interest payable	$8,168	$7,847
Federal funds purchased and securities sold under agreements to repurchase	1,645	700
Short-term debt	153,146	165,810
Long-term debt	608,619	601,236
Derivative liabilities at fair value	1,336	1,184
Reserve for guaranty losses (includes $78 and $46 as of September 30, 2007 and December 31, 2006, respectively, related to Fannie Mae MBS included in Investments in securities)	1,012	519
Guaranty obligations (includes $319 and $390 as of September 30, 2007 and December 31, 2006, respectively, related to Fannie Mae MBS included in Investments in securities)	14,322	11,145
Partnership liabilities	3,348	3,695
Other liabilities	8,144	10,158

Total liabilities	799,740	802,294

Minority interests in consolidated subsidiaries	121	136
Commitments and contingencies (see Note 16)	—	—
Stockholders’ Equity:
Preferred stock, 200,000,000 shares authorized—150,175,000 and 132,175,000 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	9,008	9,108
Common stock, no par value, no maximum authorization—1,129,090,420 shares issued as of September 30, 2007 and December 31, 2006; 973,750,241 shares and 972,110,681 shares outstanding as of September 30, 2007 and December 31, 2006, respectively	593	593
Additional paid-in capital	1,888	1,942
Retained earnings	37,737	37,955
Accumulated other comprehensive loss	(1,791)	(445)
Treasury stock, at cost, 155,340,179 shares and 156,979,739 shares as of September 30, 2007 and December 31, 2006, respectively	(7,513)	(7,647)

Total stockholders’ equity	39,922	41,506

Total liabilities and stockholders’ equity	$839,783	$843,936

See Notes to Condensed Consolidated Financial Statements.

FANNIE MAE

Condensed Consolidated Statements of Income
(Dollars and shares in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Interest income:
Investments in securities	$5,900	$5,976	$17,162	$17,189
Mortgage loans	5,572	5,209	16,582	15,495

Total interest income	11,472	11,185	33,744	32,684

Interest expense:
Short-term debt	2,401	2,124	6,811	5,681
Long-term debt	8,013	7,533	23,488	21,596

Total interest expense	10,414	9,657	30,299	27,277

Net interest income	1,058	1,528	3,445	5,407

Guaranty fee income (includes imputed interest of $380 and $297 for the three months ended September 30, 2007 and 2006, respectively, and $963 and $827 for the nine months ended September 30, 2007 and 2006, respectively)	1,232	1,084	3,450	2,968
Losses on certain guaranty contracts	(294)	(103)	(1,038)	(181)
Trust management income	146	—	460	—
Investment gains (losses), net	136	550	(102)	(758)
Derivatives fair value losses, net	(2,244)	(3,381)	(891)	(854)
Debt extinguishment gains, net	31	72	72	158
Losses from partnership investments	(147)	(197)	(527)	(579)
Fee and other income	76	234	546	567

Non-interest income (expense)	(1,064)	(1,741)	1,970	1,321

Administrative expenses:
Salaries and employee benefits	362	307	1,067	883
Professional services	192	333	654	1,042
Occupancy expenses	64	64	180	192
Other administrative expenses	42	57	117	132

Total administrative expenses	660	761	2,018	2,249
Minority interest in earnings (losses) of consolidated subsidiaries	(4)	2	(3)	7
Provision for credit losses	1,087	145	1,770	368
Foreclosed property expense	113	52	269	89
Other expenses	122	99	317	191

Total expenses	1,978	1,059	4,371	2,904

Income (loss) before federal income taxes and extraordinary gains (losses)	(1,984)	(1,272)	1,044	3,824
Provision (benefit) for federal income taxes	(582)	(639)	(468)	380

Income (loss) before extraordinary gains (losses)	(1,402)	(633)	1,512	3,444
Extraordinary gains (losses), net of tax effect	3	4	(3)	11

Net income (loss)	$(1,399)	$(629)	$1,509	$3,455

Preferred stock dividends and issuance costs at redemption	(119)	(131)	(372)	(380)

Net income (loss) available to common stockholders	$(1,518)	$(760)	$1,137	$3,075

Basic earnings (loss) per share:
Earnings (loss) before extraordinary gains (losses)	$(1.56)	$(0.79)	$1.17	$3.16
Extraordinary gains (losses), net of tax effect	—	—	—	0.01

Basic earnings (loss) per share	$(1.56)	$(0.79)	$1.17	$3.17

Diluted earnings (loss) per share:
Earnings (loss) before extraordinary gains (losses)	$(1.56)	$(0.79)	$1.17	$3.15
Extraordinary gains (losses), net of tax effect	—	—	—	0.01

Diluted earnings (loss) per share	$(1.56)	$(0.79)	$1.17	$3.16

Cash dividends per common share	$0.50	$0.26	$1.40	$0.78
Weighted-average common shares outstanding:
Basic	974	972	973	971
Diluted	974	972	975	972

See Notes to Condensed Consolidated Financial Statements.

FANNIE MAE

Condensed Consolidated Statements of Cash Flows
(Dollars in millions)
(Unaudited)

	For the
	Nine Months Ended
	September 30,
	2007	2006

Cash flows provided by operating activities:
Net income	$1,509	$3,455
Amortization of debt cost basis adjustments	7,372	6,299
Derivatives fair value adjustments	1,884	799
Purchases of loans held for sale	(23,326)	(22,908)
Net change in trading securities (excluding non-cash transfers of $63,183 and $35,015 for the nine months ended September 30, 2007 and 2006, respectively)	27,206	38,394
Other	2,301	(395)

Net cash provided by operating activities	16,946	25,644
Cash flows provided by (used in) investing activities:
Purchases of available-for-sale securities	(110,472)	(168,337)
Proceeds from maturities of available-for-sale securities	112,299	126,902
Proceeds from sales of available-for-sale securities	49,108	70,687
Purchases of loans held for investment	(48,448)	(43,930)
Proceeds from repayments of loans held for investment	45,202	55,047
Advances to lenders	(50,067)	(38,170)
Net proceeds from disposition of foreclosed properties	1,049	2,136
Net change in federal funds sold and securities purchased under agreements to resell	2,767	(7,903)
Other	(692)	(1,288)

Net cash provided by (used in) investing activities	746	(4,856)
Cash flows used in financing activities:
Proceeds from issuance of short-term debt	1,284,191	1,650,737
Payments to redeem short-term debt	(1,306,772)	(1,688,018)
Proceeds from issuance of long-term debt	149,577	138,480
Payments to redeem long-term debt	(143,149)	(120,096)
Net change in federal funds purchased and securities sold under agreements to repurchase	1,525	(509)
Other	(1,823)	(1,123)

Net cash used in financing activities	(16,451)	(20,529)
Net increase in cash and cash equivalents	1,241	259
Cash and cash equivalents at beginning of period	3,239	2,820

Cash and cash equivalents at end of period	$4,480	$3,079

Cash paid during the period for:
Interest	$29,269	$25,413
Income taxes	1,888	238

See Notes to Condensed Consolidated Financial Statements.

FANNIE MAE

Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Dollars and shares in millions, except per share amounts)
(Unaudited)

							Accumulated
					Additional		Other		Total
	Shares Outstanding		Preferred	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Preferred	Common	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Equity

Balance as of January 1, 2006	132	971	$9,108	$593	$1,913	$35,555	$(131)	$(7,736)	$39,302
Comprehensive income:
Net income	—	—	—	—	—	3,455	—	—	3,455
Other comprehensive income, net of tax effect:
Unrealized losses on available-for-sale securities (net of tax of $157)	—	—	—	—	—	—	(292)	—	(292)
Reclassification adjustment for gains included in net income (net of tax of $39)	—	—	—	—	—	—	(72)	—	(72)
Unrealized gains on guaranty assets and guaranty fee buy-ups (net of tax of $5)	—	—	—	—	—	—	10	—	10
Net cash flow hedging losses (net of tax of $1)	—	—	—	—	—	—	(2)	—	(2)

Total comprehensive income									3,099
Common stock dividends ($0.78 per share)	—	—	—	—	—	(758)	—	—	(758)
Preferred stock dividends	—	—	—	—	—	(380)	—	—	(380)
Treasury stock issued for stock options and benefit plans	—	1	—	—	2	—	—	73	75

Balance as of September 30, 2006	132	972	$9,108	$593	$1,915	$37,872	$(487)	$(7,663)	$41,338

Balance as of December 31, 2006	132	972	$9,108	$593	$1,942	$37,955	$(445)	$(7,647)	$41,506
Cumulative effect from the adoption of FIN 48, net of tax	—	—	—	—	—	4	—	—	4

Balance as of January 1, 2007, adjusted	132	972	9,108	593	1,942	37,959	(445)	(7,647)	41,510
Comprehensive income:
Net income	—	—	—	—	—	1,509	—	—	1,509
Other comprehensive income, net of tax effect:
Unrealized losses on available-for-sale securities (net of tax of $634)	—	—	—	—	—	—	(1,177)	—	(1,177)
Reclassification adjustment for gains included in net income (net of tax of $154)	—	—	—	—	—	—	(286)	—	(286)
Unrealized gains on guaranty assets and guaranty fee buy-ups (net of tax of $40)	—	—	—	—	—	—	74	—	74
Net cash flow hedging losses (net of tax of $2)	—	—	—	—	—	—	(3)	—	(3)
Amortization of net loss and prior service cost from defined benefit plans (net of tax of $25)	—	—	—	—	—	—	46	—	46

Total comprehensive income									163
Common stock dividends ($1.40 per share)	—	—	—	—	—	(1,369)	—	—	(1,369)
Preferred stock dividends	—	—	—	—		(362)	—	—	(362)
Preferred stock redeemed	(22)	—	(1,100)	—	—	—	—	—	(1,100)
Preferred stock issuance	40	—	1,000	—	(10)	—	—	—	990
Treasury stock issued for stock options and benefit plans	—	2	—	—	(44)	—	—	134	90

Balance as of September 30, 2007	150	974	$9,008	$593	$1,888	$37,737	$(1,791)	$(7,513)	$39,922

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the SEC’s instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Results for the three and nine months ended September 30, 2007 may not necessarily be indicative of the results for the year ending December 31, 2007. The unaudited interim condensed consolidated financial statements as of September 30,

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

2007 and the condensed consolidated financial statements as of December 31, 2006 should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on August 16, 2007.

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

Guaranty Accounting

As guarantor of our Fannie Mae MBS issuances, we recognize a non-contingent liability for the fair value of our obligation to stand ready to perform over the term of the guaranty as a component of “Guaranty obligations” in our condensed consolidated balance sheets. The fair value of this obligation represents management’s estimate of the amount that we would be required to pay a third party of similar credit standing to assume our obligation. This amount is based on market information from spot transactions, when available. In instances where such observations are not available, this amount is based on the present value of expected cash flows using management’s best estimates of certain key assumptions, which include default and severity rates and a market rate of return. The fair value of our “Guaranty obligations” as of September 30, 2007 and December 31, 2006 is displayed in “Note 15, Fair Value of Financial Instruments.”

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

Pledged Non-Cash Collateral

As of September 30, 2007, we pledged a total of $2.3 billion, comprised of $13 million of available-for-sale (“AFS”) securities, $1.5 billion of trading securities, and $793 million of loans held for investment, which the counterparties had the right to sell or repledge. As of December 31, 2006, we pledged a total of $663 million, comprised of $265 million of AFS securities, $34 million of trading securities, $149 million of loans held for investment and $215 million of cash equivalents, which the counterparty had the right to sell or repledge.

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

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

As of September 30, 2007 and December 31, 2006, we had $10.4 billion and $10.6 billion of partnership investments, respectively. We consolidated our investments in certain LIHTC funds that were structured as limited partnerships. The funds that were consolidated, in turn, own a majority of the limited partnership interests in other LIHTC operating partnerships, which did not require consolidation under FIN 46R and are therefore accounted for using the equity method. Such investments, which are generally funded through a combination of debt and equity, have a recorded investment of $3.5 billion and $3.7 billion as of September 30, 2007 and December 31, 2006, respectively.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

As of September 30, 2007 and December 31, 2006, we had three and five investments, respectively, in limited partnerships relating to alternative energy sources. The purpose of these investments is to facilitate the development of alternative domestic energy sources and to achieve a satisfactory return on capital via a reduction in our federal income tax liability as a result of the use of the tax credits for which the partnerships qualify, as well as the deductibility of the partnerships’ net operating losses. We sold two of these investments for $16 million during the three months ended March 31, 2007.

3.	Mortgage Loans

The following table displays the characteristics of both held-for-investment and held-for-sale loans in our mortgage portfolio as of September 30, 2007 and December 31, 2006, and does not include loans underlying securities that are not consolidated, since in those instances the mortgage loans are not included in the condensed consolidated balance sheets.

	As of
	September 30,	December 31,
	2007	2006
	(Dollars in millions)

Single-family(1)	$321,955	$322,703
Multifamily	77,465	60,342

Total unpaid principal balance of mortgage loans(2)	399,420	383,045
Unamortized premiums, discounts and other cost basis adjustments, net	679	943
Lower of cost or market adjustments on loans held for sale	(101)	(93)
Allowance for loan losses for loans held for investment	(395)	(340)

Total mortgage loans, net	$399,603	$383,555

(1)	Includes construction to permanent loans with an unpaid principal balance of $138 million and $121 million as of September 30, 2007 and December 31, 2006, respectively.

(2)	Includes unpaid principal totaling $100.0 billion and $105.5 billion as of September 30, 2007 and December 31, 2006, respectively, related to mortgage-related securities that were consolidated under FIN 46R and mortgage-related securities created from securitization transactions that did not meet the sales criteria under SFAS 140, which effectively resulted in mortgage-related securities being accounted for as loans.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

4.	Allowance for Loan Losses and Reserve for Guaranty Losses

We maintain an allowance for loan losses for loans held in our mortgage portfolio and a reserve for guaranty losses related to loans that back Fannie Mae MBS. The following table displays changes in the allowance for loan losses and reserve for guaranty losses for the three and nine months ended September 30, 2007 and 2006.

	For the		For the
	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in millions)

Allowance for loan losses:
Beginning balance	$337	$314	$340	$302
Provision	148	37	238	114
Charge-offs(1)	(115)	(57)	(241)	(160)
Recoveries	25	21	58	59

Ending balance	$395	$315	$395	$315

Reserve for guaranty losses:
Beginning balance	$821	$407	$519	$422
Provision	939	108	1,532	254
Charge-offs(2)	(757)	(73)	(1,078)	(241)
Recoveries	9	5	39	12

Ending balance	$1,012	$447	$1,012	$447

(1)	Includes accrued interest of $32 million and $11 million for the three months ended September 30, 2007 and 2006, respectively, and $84 million and $29 million for the nine months ended September 30, 2007 and 2006, respectively.

(2)	Includes charge of $670 million and $37 million for the three months ended September 30, 2007 and 2006, respectively, and $805 million and $153 million for the nine months ended September 30, 2007 and 2006, respectively, for loans subject to Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”), where the acquisition price exceeded the fair value of the acquired loan.

During the three months ended September 30, 2007, a decrease in the fair value of loans acquired subject to SOP 03-3 resulted in a higher charge-off amount than in previous periods as displayed in the table above.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

5.	Investments in Securities

Our securities portfolio contains mortgage-related and non-mortgage-related securities. The following table displays our investments in securities, which are presented at fair value as of September 30, 2007 and December 31, 2006.

	As of
	September 30,	December 31,
	2007	2006
	(Dollars in millions)

Mortgage-related securities:
Non-Fannie Mae structured	$104,713	$97,300
Fannie Mae single-class MBS	100,246	121,994
Fannie Mae structured MBS	72,108	74,684
Non-Fannie Mae single-class	27,668	27,590
Mortgage revenue bonds	16,112	17,221
Other	3,317	3,750

Total	324,164	342,539

Non-mortgage-related securities:
Asset-backed securities	20,367	18,914
Corporate debt securities	17,621	17,594
Commercial paper	1,305	10,010
Other	238	1,055

Total	39,531	47,573

Total investments in securities	$363,695	$390,112

Trading Securities

Trading securities are recorded at fair value with subsequent changes in fair value recorded as “Investment gains (losses), net” in the condensed consolidated statements of income. The following table displays our investments in trading securities and the amount of net losses recognized from holding these securities as of September 30, 2007 and December 31, 2006.

	As of
	September 30,	December 31,
	2007	2006
	(Dollars in millions)

Non-Fannie Mae structured mortgage-related securities	$30,415	$—
Fannie Mae single-class MBS	12,532	11,070
Fannie Mae structured MBS	4,788	—
Non-Fannie Mae single-class mortgage-related securities	582	444
Mortgage revenue bonds	366	—

Total	$48,683	$11,514

Losses on trading securities held in our portfolio, net	$454	$274

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

In connection with our adoption of SFAS 155 on January 1, 2007, we elected to classify some investment securities that may contain embedded derivatives as trading securities under SFAS 115 resulting in a significant increase in our trading portfolio as of September 30, 2007 as displayed in the table above.

We record gains and losses from both the sale of trading securities and from changes in fair value from holding trading securities in our investment portfolio in “Investment gains (losses), net” in the condensed consolidated statements of income. The following table displays the realized gains and losses from the sale of trading securities as well as the net change in gains and losses from holding trading securities for the three and nine months ended September 30, 2007 and 2006.

	For the		For the
	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in millions)

Realized gains (losses) from the sale of trading securities	$52	$(5)	$41	$10
Net change in gains (losses) from holding trading securities	249	364	(180)	(25)

Included as a component of “Accumulated other comprehensive income” (“AOCI”) are unrealized gains and losses on AFS securities, net of tax effect. As of September 30, 2007 and December 31, 2006, gross unrealized gains on AFS securities included in AOCI were $1.8 billion and $2.8 billion, respectively, and gross unrealized losses on AFS securities included in AOCI were $5.0 billion and $3.7 billion, respectively.

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

The maximum exposure of guaranties recorded in the condensed consolidated balance sheets is primarily comprised of the unpaid principal balance of the underlying mortgage loans, which totaled $2.0 trillion and $1.7 trillion as of September 30, 2007 and December 31, 2006, respectively. In addition, we had exposure of $220.8 billion and $254.6 billion for other guaranties not recorded in the condensed consolidated balance sheets as of September 30, 2007 and December 31, 2006, respectively. The maximum number of interest payments we would make with respect to each delinquent mortgage loan pursuant to these guaranties is typically 24 because generally we are contractually required to purchase loans from trusts when the loan is 24 months past due. Further, we expect that the amount of interest payments would be less to the extent that loans are either purchased earlier than the mandatory purchase date or are foreclosed upon prior to 24 months of delinquency.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The maximum exposure from our guaranties is not representative of the actual loss we are likely to incur, based on our historical loss experience. In the event we were required to make payments under our guaranties, we would pursue recovery of these payments by exercising our rights to the collateral backing the underlying loans or through available credit enhancements, which includes all recourse with third parties and mortgage insurance. The maximum amount we could recover through available credit enhancements and recourse with third parties on guaranties recorded in the condensed consolidated balance sheets was $105.7 billion and $99.4 billion as of September 30, 2007 and December 31, 2006, respectively. The maximum amount we could recover through available credit enhancements and recourse with all third parties on other guaranties not recorded in the condensed consolidated balance sheets was $24.6 billion and $28.8 billion as of September 30, 2007 and December 31, 2006, respectively.

The following table displays changes in our “Guaranty obligations” for the three and nine months ended September 30, 2007 and 2006.

	For the		For the
	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in millions)

Balance as of beginning of period	$12,954	$10,975	$11,145	$10,016
Additions to guaranty obligations(1)	2,383	1,149	5,857	3,465
Amortization of guaranty obligations into guaranty fee income	(777)	(742)	(2,248)	(1,899)
Impact of consolidation activity(2)	(238)	(87)	(432)	(287)

Balance as of end of period	$14,322	$11,295	$14,322	$11,295

(1)	Represents the fair value of the contractual obligation and deferred profit at issuance of new guaranties.

(2)	Upon consolidation of MBS trusts, we derecognize our guaranty obligation to the respective trust.

Deferred profit is a component of “Guaranty obligations” in the condensed consolidated balance sheets and is included in the table above. We record deferred profit on guaranties issued or modified on or after the adoption date of FIN 45 if the consideration we expect to receive for our guaranty exceeds the estimated fair value of the guaranty obligation. Deferred profit had a carrying amount of $4.4 billion and $4.6 billion as of September 30, 2007 and December 31, 2006, respectively. For the three months ended September 30, 2007 and 2006, we recognized deferred profit amortization of $221 million and $281 million, respectively. For the nine months ended September 30, 2007 and 2006, we recognized deferred profit amortization of $714 million and $771 million, respectively.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

7.  Acquired Property, Net

Acquired property, net includes foreclosed property received in full satisfaction of a loan net of a valuation allowance for subsequent fair value declines. The following table displays the activity in acquired property and the related valuation allowance for the three and nine month periods ended September 30, 2007.

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2007			September 30, 2007
	Acquired	Valuation	Acquired	Acquired	Valuation	Acquired
	Property	Allowance	Property, Net	Property	Allowance	Property, Net
				(Dollars in Millions)

Balance as of beginning of period	$2,810	$(135)	$2,675	$2,257	$(116)	$2,141
Additions	1,449	(78)	1,371	3,794	(88)	3,706
Disposals	(986)	83	(903)	(2,778)	224	(2,554)
Write-downs, net of recoveries	—	(36)	(36)	—	(186)	(186)

Balance as of end of period	$3,273	$(166)	$3,107	$3,273	$(166)	$3,107

8.	Short-term Borrowings and Long-term Debt

Short-term Borrowings

Our short-term borrowings (borrowings with an original contractual maturity of one year or less) consist of both “Federal funds purchased and securities sold under agreements to repurchase” and “Short-term debt” in the condensed consolidated balance sheets. The following table displays our short-term borrowings as of September 30, 2007 and December 31, 2006.

	As of
	September 30, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Outstanding	Rate(1)	Outstanding	Rate(1)
	(Dollars in millions)

Federal funds purchased and securities sold under agreements to repurchase	$1,645	5.60%	$700	5.36%

Fixed short-term debt:
Discount notes	$150,162	5.06%	$158,785	5.16%
Foreign exchange discount notes	183	4.32	194	4.09
Other short-term debt	2,124	5.15	5,707	5.24

Total fixed short-term debt	152,469	5.06	164,686	5.16
Debt from consolidations	677	5.35	1,124	5.32

Total short-term debt	$153,146	5.06%	$165,810	5.16%

(1)	Includes discounts, premiums and other cost basis adjustments.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Long-term Debt

Long-term debt represents borrowings with an original contractual maturity of greater than one year. The following table displays our long-term debt as of September 30, 2007 and December 31, 2006.

	As of
	September 30, 2007			December 31, 2006
			Weighted			Weighted
			Average			Average
			Interest			Interest
	Maturities	Outstanding	Rate(1)	Maturities	Outstanding	Rate(1)
	(Dollars in millions)

Senior fixed:
Benchmark notes and bonds	2007-2030	$261,539	5.11%	2007-2030	$277,453	4.98%
Medium-term notes	2007-2017	241,693	5.11	2007-2016	239,033	4.75
Foreign exchange notes and bonds	2007-2028	3,459	3.38	2007-2028	4,340	3.88
Other long-term debt	2007-2038	68,655	6.01	2007-2038	55,273	6.05

Total senior fixed		575,346	5.20		576,099	4.98
Senior floating:
Medium-term notes	2007-2017	14,727	5.81	2007-2016	5,522	5.06
Other long-term debt	2022-2037	924	6.80		—	—

Total senior floating		15,651	5.87		5,522	5.06
Subordinated fixed:
Medium-term notes	2008-2011	3,500	5.62	2007-2011	5,500	5.38
Other subordinated debt	2012-2019	7,480	6.37	2012-2019	7,352	6.30

Total subordinated fixed		10,980	6.13		12,852	5.91
Debt from consolidations	2007-2039	6,642	5.84	2007-2039	6,763	5.98

Total long-term debt(2)		$608,619	5.25%		$601,236	5.01%

(1)	Includes discounts, premiums and other cost basis adjustments.

(2)	Reported amounts include a net premium and other cost basis adjustments of $12.4 billion and $11.9 billion as of September 30, 2007 and December 31, 2006, respectively.

9.	Derivative Instruments

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

Although derivative instruments are critical to our interest rate risk management strategy, we did not apply hedge accounting to instruments entered into during any period presented. As such, all fair value changes and gains and losses on these derivatives, including accrued interest, were recognized as “Derivatives fair value losses, net” in the condensed consolidated statements of income.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays the outstanding notional balances and fair value of our derivative instruments as of September 30, 2007 and December 31, 2006.

	As of
	September 30, 2007		December 31, 2006
		Fair		Fair
	Notional	Value(1)	Notional	Value(1)
	(Dollars in millions)

Risk management derivatives:
Swaps:
Pay-fixed	$329,657	$(3,986)	$268,068	$(1,447)
Receive-fixed	256,902	1,221	247,084	(615)
Basis	8,401	(112)	950	(2)
Foreign currency	3,642	431	4,551	371
Swaptions:
Receive-fixed	86,194	1,076	114,921	3,721
Pay-fixed	126,315	3,688	95,350	1,102
Interest rate caps	2,750	19	14,000	124
Other(2)	504	64	469	65

	814,365	2,401	745,393	3,319
Accrued interest (payable) receivable	—	(590)	—	406

Total risk management derivatives	$814,365	$1,811	$745,393	$3,725

Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	$1,985	$(3)	$1,741	$(6)
Forward contracts to purchase mortgage-related securities	40,328	86	16,556	(25)
Forward contracts to sell mortgage-related securities	42,319	(58)	21,631	53

Total mortgage commitment derivatives	$84,632	$25	$39,928	$22

(1)	Represents the net of “Derivative assets at fair value” and “Derivative liabilities at fair value.”

(2)	Includes MBS options, swap credit enhancements and mortgage insurance contracts that are accounted for as derivatives and certain forward starting debt. The mortgage insurance contracts have payment provisions that are not based on a notional amount.

10.	Income Taxes

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

Our effective tax rate is the provision for federal income taxes, excluding the tax effect of extraordinary items, expressed as a percentage of income before federal income taxes. Our effective rate is different from the federal statutory rate of 35% primarily due to the benefits of our investments in housing projects eligible for the low-income housing tax credit and other equity investments that provide tax credits, as well as our holdings of tax-exempt investments. For the three months ended September 30, 2007 and 2006, we recorded a tax benefit of 29% and 50%, respectively. For the nine months ended September 30, 2007, we recorded a tax benefit of 45%, compared to a tax provision of 10% for the nine months ended September 30, 2006.

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

The following table displays the computation of basic and diluted earnings per share of common stock for the three and nine months ended September 30, 2007 and 2006.

	For the		For the
	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars and shares in millions,
	except per share amounts)

Income (loss) before extraordinary gains (losses)	$(1,402)	$(633)	$1,512	$3,444
Extraordinary gains (losses), net of tax effect	3	4	(3)	11

Net income (loss)	(1,399)	(629)	1,509	3,455
Preferred stock dividends and issuance costs at redemption	(119)	(131)	(372)	(380)

Net income (loss) available to common stockholders(1)	$(1,518)	$(760)	$1,137	$3,075

Weighted-average common shares outstanding—basic	974	972	973	971
Stock-based awards(2)	—	—	2	1

Weighted-average common shares outstanding—diluted	974	972	975	972

Basic earnings (loss) per share:
Earnings (loss) before extraordinary gains (losses)(3)	$(1.56)	$(0.79)	$1.17	$3.16
Extraordinary gains (losses), net of tax effect	—	—	—	0.01

Basic earnings (loss) per share	$(1.56)	$(0.79)	$1.17	$3.17

Diluted earnings (loss) per share:
Earnings (loss) before extraordinary gains (losses)(3)	$(1.56)	$(0.79)	$1.17	$3.15
Extraordinary gains (losses), net of tax effect	—	—	—	0.01

Diluted earnings (loss) per share	$(1.56)	$(0.79)	$1.17	$3.16

(1)	In the computation of diluted EPS, convertible preferred stock dividends are added back to net income available to common stockholders when the assumed conversion of the preferred shares is dilutive and is assumed to be converted from the beginning of the period. For all periods, the assumed conversion of the preferred shares had an anti-dilutive effect.

(2)	Represents incremental shares from in-the-money nonqualified stock options and other performance awards. Weighted-average options to purchase approximately 14 million and 21 million shares of common stock for the three months ended September 30, 2007 and 2006, respectively, and 17 million and 23 million shares of common stock for the nine months ended September 30, 2007 and 2006, respectively, were outstanding in each period, but were excluded from the computation of diluted EPS since they would have been anti-dilutive.

(3)	Amount is net of preferred stock dividends and issuance costs at redemption.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

12.	Employee Retirement Benefits

The following table displays components of our net periodic benefit cost for our qualified and nonqualified pension plans and postretirement health care plan for the three and nine months ended September 30, 2007 and 2006.

	For the Three Months Ended September 30,
	2007			2006
	Pension Plans		Other Post-	Pension Plans		Other Post-
		Non-	Retirement		Non-	Retirement
	Qualified	Qualified	Plan	Qualified	Qualified	Plan
	(Dollars in millions)

Service cost	$17	$3	$5	$13	$2	$3
Interest cost	12	2	4	11	2	3
Expected return on plan assets	(14)	—	—	(12)	—	—
Amortization of net loss	(1)	1	—	1	1	—
Amortization of prior service cost	1	(1)	(1)	—	1	(1)
Amortization of initial transition asset	—	—	1	—	—	1
Curtailment gain	1	—	9	—	—	—

Net periodic benefit cost	$16	$5	$18	$13	$6	$6

	For the Nine Months Ended September 30,
	2007			2006
	Pension Plans		Other Post-	Pension Plans		Other Post-
		Non-	Retirement		Non-	Retirement
	Qualified	Qualified	Plan	Qualified	Qualified	Plan
	(Dollars in millions)

Service cost	$45	$9	$11	$40	$7	$9
Interest cost	36	7	9	33	7	8
Expected return on plan assets	(42)	—	—	(34)	—	—
Amortization of net loss	—	2	1	6	3	1
Amortization of prior service cost	1	1	(1)	—	2	(1)
Amortization of initial transition asset	—	—	2	—	—	2
Curtailment gain	1	—	9	—	—	—

Net periodic benefit cost	$41	$19	$31	$45	$19	$19

As of September 30, 2007, contributions of $4 million have been made to the nonqualified pension plans and $4 million to our postretirement benefit plan. We anticipate contributing an additional $1 million to fund our nonqualified pension plans in 2007 for a total of $5 million. Also, we anticipate contributing an additional $1 million to fund our postretirement benefit plan in 2007 for a total of $5 million.

As a result of our reduction in workforce from involuntary severance and our voluntary early retirement program offered during the third quarter of 2007, our pension and post-retirement assets and liabilities were remeasured as of August 31, 2007. This remeasurement resulted in a curtailment charge that increased “Salaries and employee benefits expense” in the condensed consolidated statements of income by $10 million for the three and nine months ended September 30, 2007. There are no additional cash contributions required as a result of this curtailment, and we recorded a $13 million prepaid asset in our condensed consolidated balance sheet as of September 30, 2007 to reflect the overfunded status of our pension plans.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

As a result of the remeasurement, the discount rate used to calculate net periodic benefit cost increased to 6.35% beginning September 1, 2007 based on current yields on high-quality, corporate fixed-income debt instruments with maturities corresponding to the expected duration of our benefit obligations and supported by cash flow matching analysis based on expected cash flows specific to the characteristics of our plan participants. No other assumptions changed as a result of the remeasurement.

13.	Segment Reporting

We manage our business using three operating segments: Single-Family; HCD; and Capital Markets. The following table displays our segment results for the three and nine months ended September 30, 2007 and 2006.

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

	For the Three Months Ended
	September 30, 2007
	Single-		Capital
	Family	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$100	$(106)	$1,064	$1,058
Guaranty fee income (expense)(2)	1,424	115	(307)	1,232
Losses on certain guaranty contracts	(292)	(2)	—	(294)
Trust management income	138	8	—	146
Investment (gains) losses, net	(47)	—	183	136
Derivatives fair value losses, net	—	—	(2,244)	(2,244)
Debt extinguishment gains, net	—	—	31	31
Losses from partnership investments	—	(147)	—	(147)
Fee and other income (expense)	72	70	(66)	76
Administrative expenses	(370)	(134)	(156)	(660)
Provision for credit losses	(1,084)	(3)	—	(1,087)
Other expenses	(225)	(5)	(1)	(231)

Loss before federal income taxes and extraordinary gains	(284)	(204)	(1,496)	(1,984)
Benefit for federal income taxes	(98)	(301)	(183)	(582)

Income (loss) before extraordinary gains	(186)	97	(1,313)	(1,402)
Extraordinary gains, net of tax effect	—	—	3	3

Net income (loss)	$(186)	$97	$(1,310)	$(1,399)

(1)	Includes cost of capital charge.

(2)	Includes intercompany guaranty fee income (expense) allocated to Single-Family and HCD from Capital Markets for absorbing the credit risk on mortgage loans held in our portfolio.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	For the Three Months Ended
	September 30, 2006
	Single-		Capital
	Family	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$257	$(81)	$1,352	$1,528
Guaranty fee income (expense)(2)(3)	1,242	120	(278)	1,084
Losses on certain guaranty contracts	(101)	(2)	—	(103)
Investment gains, net	21	—	529	550
Derivatives fair value losses, net	—	—	(3,381)	(3,381)
Debt extinguishment gains, net	—	—	72	72
Losses from partnership investments	—	(197)	—	(197)
Fee and other income(3)	67	50	117	234
Administrative expenses	(391)	(144)	(226)	(761)
Provision for credit losses	(142)	(3)	—	(145)
Other income (expense)	(141)	(14)	2	(153)

Income (loss) before federal income taxes and extraordinary gains	812	(271)	(1,813)	(1,272)
Provision (benefit) for federal income taxes	283	(360)	(562)	(639)

Income (loss) before extraordinary gains	529	89	(1,251)	(633)
Extraordinary gains, net of tax effect	—	—	4	4

Net income (loss)	$529	$89	$(1,247)	$(629)

(1)	Includes cost of capital charge.

(2)	Includes intercompany guaranty fee income (expense) allocated to Single-Family and HCD from Capital Markets for absorbing the credit risk on mortgage loans held in our portfolio.

(3)	Certain prior period amounts that previously were included as a component of “Fee and other income” have been reclassified to “Guaranty fee income” to conform to the current period presentation.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	For the Nine Months Ended
	September 30, 2007
	Single-		Capital
	Family	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$293	$(303)	$3,455	$3,445
Guaranty fee income (expense)(2)	4,015	326	(891)	3,450
Losses on certain guaranty contracts	(1,023)	(15)	—	(1,038)
Trust management income	433	27	—	460
Investment losses, net	(46)	—	(56)	(102)
Derivatives fair value losses, net	—	—	(891)	(891)
Debt extinguishment gains, net	—	—	72	72
Losses from partnership investments	—	(527)	—	(527)
Fee and other income	229	251	66	546
Administrative expenses	(1,108)	(420)	(490)	(2,018)
(Provision) benefit for credit losses	(1,771)	1	—	(1,770)
Other expenses	(558)	(17)	(8)	(583)

Income (loss) before federal income taxes and extraordinary losses	464	(677)	1,257	1,044
Provision (benefit) for federal income taxes	159	(1,047)	420	(468)

Income before extraordinary losses	305	370	837	1,512
Extraordinary losses, net of tax effect	—	—	(3)	(3)

Net income	$305	$370	$834	$1,509

(1)	Includes cost of capital charge.

(2)	Includes intercompany guaranty fee income (expense) allocated to Single-Family and HCD from Capital Markets for absorbing the credit risk on mortgage loans held in our portfolio.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	For the Nine Months Ended
	September 30, 2006
	Single-		Capital
	Family	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$765	$(237)	$4,879	$5,407
Guaranty fee income (expense)(2)(3)	3,406	381	(819)	2,968
Losses on certain guaranty contracts	(175)	(6)	—	(181)
Investment gains (losses), net	73	—	(831)	(758)
Derivatives fair value losses, net	—	—	(854)	(854)
Debt extinguishment gains, net	—	—	158	158
Losses from partnership investments	—	(579)	—	(579)
Fee and other income(3)	192	156	219	567
Administrative expenses	(1,113)	(423)	(713)	(2,249)
Provision for credit losses	(356)	(12)	—	(368)
Other expense	(285)	(1)	(1)	(287)

Income (loss) before federal income taxes and extraordinary gains	2,507	(721)	2,038	3,824
Provision (benefit) for federal income taxes	871	(1,045)	554	380

Income before extraordinary gains	1,636	324	1,484	3,444
Extraordinary gains, net of tax effect	—	—	11	11

Net income	$1,636	$324	$1,495	$3,455

(1)	Includes cost of capital charge.

(2)	Includes intercompany guaranty fee income (expense) allocated to Single-Family and HCD from Capital Markets for absorbing the credit risk on mortgage loans held in our portfolio.

(3)	Certain prior period amounts that previously were included as a component of “Fee and other income” have been reclassified to “Guaranty fee income” to conform to the current period presentation.

14.	Preferred Stock

As of September 30, 2007 and December 31, 2006, we had preferred stock outstanding of $9.0 billion and $9.1 billion, respectively. On February 28, 2007, we redeemed all 14,000,000 shares of our Variable Rate Non-Cumulative Preferred Stock, Series J, with an aggregate stated value of $700 million. On April 2, 2007, we redeemed all 8,000,000 shares of our Variable Rate Non-Cumulative Preferred Stock, Series K, with an aggregate stated value of $400 million. For the nine months ended September 30, 2007, we recorded $10 million of issuance costs as a reduction of net income attributable to common stockholders as “Preferred stock dividends and issuance costs at redemption” in our condensed consolidated statements of income.

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

15.	Fair Value of Financial Instruments

We carry financial instruments at fair value, amortized cost or lower of cost or market. Fair value is the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. When available, the fair value of our financial instruments is based

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

The disclosure included herein excludes certain financial instruments, such as plan obligations for pension and other postretirement benefits, employee stock option and stock purchase plans, and also excludes all non-financial instruments. The disclosure includes commitments to purchase multifamily mortgage loans, which are off balance sheet financial instruments that are not recorded in the condensed consolidated balance sheets. The fair value of these commitments is included as “Mortgage loans held for investment, net of allowance for loan losses.” As a result, the following presentation of the fair value of our financial assets and liabilities does not represent the underlying fair value of the total consolidated assets or liabilities.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	As of
	September 30,		December 31,
	2007		2006
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(Dollars in millions)

Assets:
Cash and cash equivalents(1)	$4,976	$4,976	$3,972	$3,972
Federal funds sold and securities purchased under agreements to resell	8,349	8,351	12,681	12,681
Trading securities	48,683	48,683	11,514	11,514
Available-for-sale securities	315,012	315,012	378,598	378,598
Mortgage loans held for sale	5,053	5,072	4,868	4,796
Mortgage loans held for investment, net of allowance for loan losses	394,550	389,757	378,687	376,688
Advances to lenders	11,738	11,616	6,163	6,011
Derivative assets	3,172	3,172	4,931	4,931
Guaranty assets and buy-ups	10,332	14,544	8,523	12,260

Total financial assets	$801,865	$801,183	$809,937	$811,451

Liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$1,645	$1,647	$700	$700
Short-term debt	153,146	153,345	165,810	165,747
Long-term debt	608,619	618,935	601,236	606,594
Derivative liabilities	1,336	1,336	1,184	1,184
Guaranty obligations	14,322	16,093	11,145	8,185

Total financial liabilities	$779,068	$791,356	$780,075	$782,410

(1)	Includes restricted cash of $496 million and $733 million as of September 30, 2007 and December 31, 2006, respectively.

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

Trading Securities and Available-for-Sale Securities—Our investments in securities are recognized at fair value in the condensed consolidated financial statements. Fair values of securities are primarily based on observable market prices or prices obtained from third parties. Details of these estimated fair values by type are displayed in “Note 5, Investments in Securities.”

Mortgage Loans Held for Sale—HFS loans are reported at LOCOM in the condensed consolidated balance sheets. We determine the fair value of our mortgage loans based on comparisons to Fannie Mae MBS with

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

similar characteristics. Specifically, we use the observable market value of our Fannie Mae MBS as a base value, from which we subtract or add the fair value of the associated guaranty asset, guaranty obligation and master servicing arrangements.

Mortgage Loans Held for Investment, net of allowance for loan losses—HFI loans are recorded in the condensed consolidated balance sheets at the principal amount outstanding, net of unamortized premiums and discounts, cost basis adjustments and an allowance for loan losses. We determine the fair value of our mortgage loans based on comparisons to Fannie Mae MBS with similar characteristics. Specifically, we use the observable market value of our Fannie Mae MBS as a base value, from which we subtract or add the fair value of the associated guaranty asset, guaranty obligation and master servicing arrangements.

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

Derivatives Assets and Liabilities (collectively, “Derivatives”)—Our risk management derivatives and mortgage commitment derivatives are recognized in the condensed consolidated balance sheets at fair value, taking into consideration the effects of any legally enforceable master netting agreements that allow us to settle derivative asset and liability positions with the same counterparty on a net basis. We use observable market prices or market prices obtained from third parties for derivatives, when available. For derivative instruments where market prices are not readily available, we estimate fair value using model-based interpolation based on direct market inputs. Direct market inputs include prices of instruments with similar maturities and characteristics, interest rate yield curves and measures of interest rate volatility. Details of these estimated fair values by type are displayed in “Note 9, Derivative Instruments.”

Guaranty Assets and Buy-ups—We estimate the fair value of guaranty assets based on the present value of expected future cash flows of the underlying mortgage assets using management’s best estimate of certain key assumptions, which include prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved. These cash flows are projected using proprietary prepayment, interest rate and credit risk models. Because the guaranty assets are like an interest-only income stream, the projected cash flows from our guaranty assets are discounted using interest spreads from a representative sample of interest-only trust securities. We reduce the spreads on interest-only trusts to adjust for the less liquid nature of the guaranty asset. The fair value of the guaranty asset as presented in the table above includes the fair value of any associated buy-ups, which is estimated in the same manner as guaranty assets but are recorded separately as a component of “Other assets” in the condensed consolidated balance sheets. While the fair value of the guaranty asset reflects all guaranty arrangements, the carrying value primarily reflects only those arrangements entered into subsequent to our adoption of FIN 45.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase—The carrying value of our federal funds purchased and securities sold under agreements to repurchase approximate the fair value of these instruments due to the short-term nature of these liabilities, exclusive of dollar roll repurchase transactions.

Short-Term Debt and Long-Term Debt—As of September 30, 2007, we estimate the fair value of our non-callable debt using an average of vendor bid prices and then applying an adjustment to convert the average vendor bid prices to ask level prices. As of December 31, 2006 and when vendor pricing is not available, we estimate the fair value of our non-callable debt using the discounted cash flow approach based on the Fannie Mae yield curve with an adjustment to reflect fair values at the offer side of the market. We estimate the fair value of our callable bonds using an option adjusted spread (“OAS”) approach using the Fannie Mae yield curve and market-calibrated volatility. The OAS applied to callable bonds approximates market levels where we have executed secondary market transactions. We continue to use third party prices for subordinated debt.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Guaranty Obligations—Our estimate of the fair value of the guaranty obligation is based on management’s estimate of the amount that we would be required to pay a third party of similar credit standing to assume our obligation. This amount is based on market information from spot transactions, when available. In instances when such observations are not available, this amount is based on the present value of expected cash flows using management’s best estimates of certain key assumptions, which include default and severity rates and a market rate of return. While the fair value of the guaranty obligation reflects all guaranty arrangements, the carrying value primarily reflects only those arrangements entered into subsequent to our adoption of FIN 45.

16.	Commitments and Contingencies

We are party to various types of legal proceedings that are subject to many uncertain factors that are not recorded in the condensed consolidated financial statements. Each of these is described below.

Legal Contingencies

Litigation, claims and proceedings of all types are subject to many uncertain factors that generally cannot be predicted with assurance. The following describes the material legal proceedings, examinations and other matters that: (1) were pending as of September 30, 2007; (2) were terminated during the period from January 1, 2007 through November 8, 2007; or (3) are pending as of the filing of this report. An unfavorable outcome in certain of these legal proceedings could have a material adverse effect on our business, financial condition, results of operations and cash flows. In view of the inherent difficulty of predicting the outcome of these proceedings, we cannot state with confidence what the eventual outcome of the pending matters will be. Because we concluded that a loss with respect to any pending matter discussed below was not both probable and estimable as of November 8, 2007, we have not recorded a reserve for any of those matters. We intend to vigorously defend our interests in these lawsuits.

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

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

17.	Subsequent Events

Preferred Stock

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

We are required to meet various capital standards, including a requirement that our core capital equal or exceed both our statutory minimum capital requirement and an OFHEO-directed minimum capital requirement. Our retained earnings are a component of our core capital. Accordingly, the level of our core capital may fluctuate significantly depending on our results of operations. As described in “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results of Operations,” our net income declined in the first nine months of 2007 due to derivatives fair value losses, a significant reduction in net interest income, significantly higher losses on certain guaranty contracts and a substantial increase in credit-related expenses. If some or all of the market trends that contributed to these results continue to negatively affect our net income, they will continue to cause a reduction in our retained earnings and, as a result, in the amount of our core capital. In order to maintain our statutory and OFHEO-directed minimum capital surplus, we may be required to take actions, or refrain from taking actions, to ensure that we maintain or increase our core capital. These actions have included, and in the future may include, selling assets at a time when we believe that it would be economically advantageous to continue to hold the assets and issuing additional equity securities, which in general is a more expensive method of funding our operations than issuing debt securities. Either of these actions may further reduce our net income. In addition, in order to remain in compliance with our regulatory capital requirements, we may need to limit or forgo attractive opportunities to acquire assets, and we may lose market share as a result.

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

(a) Unregistered Sales of Equity Securities

Under the Fannie Mae Stock Compensation Plan of 1993 and the Fannie Mae Stock Compensation Plan of 2003 (the “Plans”), we regularly provide stock compensation to employees and members of the Board of Directors to attract, motivate and retain these individuals and promote an identity of interests with shareholders.

During the quarter ended September 30, 2007, we issued 341,758 shares of common stock upon the exercise of stock options for an aggregate exercise price of approximately $17.9 million, of which approximately

$14.1 million was paid in cash and the remainder was paid by the delivery to us of 57,393 shares of common stock. Options granted under the Plans typically vest 25% per year beginning on the first anniversary of the date of grant and expire ten years after the grant.

In consideration of services rendered or to be rendered, we also issued 9,000 shares of restricted stock during the quarter ended September 30, 2007. In addition, 2,425 restricted stock units vested, as a result of which 1,603 shares of common stock were issued and 822 shares of common stock that otherwise would have been issued were withheld by us in lieu of requiring the recipients to pay us the withholding taxes due upon vesting. Shares of restricted stock and restricted stock units granted under the Plans typically vest in equal annual installments over three or four years beginning on the first anniversary of the date of grant. Each restricted stock unit represents the right to receive a share of common stock at the time of vesting. As a result, restricted stock units are generally similar to restricted stock, except that restricted stock units do not confer voting rights on their holders.

All options, shares of restricted stock and restricted stock units were granted to persons who were employees or members of the Board of Directors of Fannie Mae.

As reported in a Current Report on Form 8-K filed with the SEC on September 28, 2007, we issued 40 million shares of Variable Rate Non-Cumulative Preferred Stock, Series P, with an aggregate stated value of $1.0 billion on September 28, 2007.

The securities we issue are “exempted securities” under laws administered by the SEC to the same extent as securities that are obligations of, or are guaranteed as to principal and interest by, the United States. As a result, we do not file registration statements with the SEC with respect to offerings of our securities.

(b) None.

(c) Share Repurchases

Purchases of Equity Securities by the Issuer

The following table shows shares of our common stock we repurchased during the third quarter of 2007.

				Maximum Number
			Total Number of	of Shares that
	Total Number	Average	Shares Purchased	May Yet be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
	Purchased(1)	per Share	Announced Program(2)	the Program(3)
	(Shares in thousands)

2007
July 1-31	15	$64.29	—	59,815
August 1-31	81	67.73	31	59,353
September 1-30	29	62.98	9	59,313

(1)	In addition to shares repurchased as part of the publicly announced programs described in footnote 2 below, these shares consist of: (a) 20,872 shares of common stock reacquired from employees to pay an aggregate of approximately $1.3 million in withholding taxes due upon the vesting of restricted stock; (b) 6,062 shares of common stock reacquired from employees to pay an aggregate of approximately $0.4 million in withholding taxes due upon the exercise of stock options; (c) 57,393 shares of common stock repurchased from employees and members of our Board of Directors to pay an aggregate exercise price of approximately $3.8 million for stock options; and (d) 899 shares of common stock repurchased from employees in a limited number of instances relating to employees’ financial hardship.

(2)	Consists of 39,675 shares of common stock repurchased from employees pursuant to our publicly announced employee stock repurchase program. On May 9, 2006, we announced that the Board of Directors had authorized a stock repurchase program (the “Employee Stock Repurchase Program”) under which we may repurchase up to $100 million of Fannie Mae shares from non-officer employees. On January 21, 2003, we publicly announced that the Board of Directors had approved a share repurchase program (the “General Repurchase Authority”) under which we could purchase in open market transactions the sum of (a) up to 5% of the shares of common stock outstanding as of December 31, 2002 (49.4 million shares) and (b) additional shares to offset stock issued or expected to be issued under our employee benefit plans. No shares were repurchased during the third quarter of 2007 pursuant to the General Repurchase Authority. The General Repurchase Authority has no specified expiration date. The Employee Stock Repurchase Program terminated in November 2007.

(3)	Consists of the total number of shares that may yet be purchased under the General Repurchase Authority as of the end of the month, including the number of shares that may be repurchased to offset stock that may be issued pursuant to awards outstanding under the Stock Compensation Plan of 1993 and the Stock Compensation Plan of 2003. Repurchased shares are first offset against any issuances of stock under our employee benefit plans. To the extent that we repurchase more shares in a given month than have been issued under our plans, the excess number of shares is deducted from the 49.4 million shares approved for repurchase under the General Repurchase Authority. Because of new stock issuances and expected issuances pursuant to new grants under our employee benefit plans, the number of shares that may be purchased under the General Repurchase Authority fluctuates from month to month. See “Notes to Consolidated Financial Statements—Note 13, Stock-Based Compensation Plans,” in our 2006 Form 10-K, filed with the SEC on August 16, 2007 for information about shares issued, shares expected to be issued, and shares remaining available for grant under our employee benefit plans. Shares that remain available for grant under our employee benefit plans are not yet included in the amount of shares that may yet be purchased reflected in the table above. The amount in the table above includes the remaining number of shares that may yet be repurchased under the Employee Stock Repurchase Program at the end of each month, based on the average of the high and low stock prices of Fannie Mae common stock at month-end.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

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

CA314