Form 10-K
period 2007-12-31
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2008-02-27
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission File No.: 0-50231

Federal National Mortgage Association
(Exact name of registrant as specified in its charter)
Fannie Mae

Federally chartered corporation (State or other jurisdiction of incorporation or organization)	52-0883107 (I.R.S. Employer Identification No.)

3900 Wisconsin Avenue, NW Washington, DC (Address of principal executive offices)	20016 (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

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

As of January 31, 2008, there were 978,284,482 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders and the registrant’s Current Report on Form 8-K to be filed contemporaneously with the Proxy Statement are incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III.

TABLE OF CONTENTS

PART I		1
Item 1.	Business	1
	Overview	1
	Residential Mortgage Market Overview	1
	Our Customers	3
	Business Segments	4
	Competition	12
	Our Charter and Regulation of Our Activities	12
	Executive Officers	20
	Employees	21
	Where You Can Find Additional Information	22
	Forward-Looking Statements	22
Item 1A.	Risk Factors	24
	Company Risks	24
	Risks Relating to Our Industry	33
Item 1B.	Unresolved Staff Comments	35
Item 2.	Properties	35
Item 3.	Legal Proceedings	35
Item 4.	Submission of Matters to a Vote of Security Holders	40
PART II		42
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	42
Item 6.	Selected Financial Data	45
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	48
	Executive Summary	48
	Critical Accounting Policies and Estimates	51
	Consolidated Results of Operations	60
	Business Segment Results	82
	Consolidated Balance Sheet Analysis	87
	Supplemental Non-GAAP Information—Fair Value Balance Sheets	100
	Liquidity and Capital Management	108
	Off-Balance Sheet Arrangements and Variable Interest Entities	116
	Risk Management	119
	Impact of Future Adoption of New Accounting Pronouncements	150
	Glossary of Terms Used in This Report	151
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	156
Item 8.	Financial Statements and Supplementary Data	156
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	156
Item 9A.	Controls and Procedures	156
Item 9B.	Other Information	160

i

MD&A TABLE REFERENCE

Table	Description	Page

—	Selected Financial Data	45
1	Effect on Earnings of Significant Market-Based Valuation Adjustments	49
2	Derivative Assets and Liabilities at Estimated Fair Value	53
3	Condensed Consolidated Results of Operations	60
4	Analysis of Net Interest Income and Yield	61
5	Rate/Volume Analysis of Net Interest Income	62
6	Analysis of Guaranty Fee Income and Average Effective Guaranty Fee Rate	64
7	Fee and Other Income	65
8	Investment Gains (Losses), Net	67
9	Derivatives Fair Value Gains (Losses), Net	69
10	Administrative Expenses	72
11	Credit-Related Expenses	72
12	Allowance for Loan Losses and Reserve for Guaranty Losses	74
13	Statistics on Seriously Delinquent Loans Purchased from MBS Trusts Subject to SOP 03-3	75
14	Activity of Seriously Delinquent Loans Acquired from MBS Trusts Subject to SOP 03-3	76
15	Re-performance Rates of Delinquent Single-Family Loans Purchased from MBS Trusts	76
16	Re-performance Rates of Delinquent Single-Family Loans Purchased from MBS Trusts and Modified	77
17	Credit Loss Performance Metrics	80
18	Single-Family Credit Loss Sensitivity	81
19	Single-Family Business Results	83
20	HCD Business Results	84
21	Capital Markets Group Business Results	86
22	Mortgage Portfolio Activity	87
23	Mortgage Portfolio Composition	89
24	Non-Mortgage Investments	90
25	Amortized Cost, Fair Value, Maturity and Average Yield of Investments in Available-for-Sale Securities	91
26	Investments in Alt-A and Subprime Mortgage-Related Securities	93
27	Debt Activity	95
28	Outstanding Debt	96
29	Outstanding Short-Term Borrowings	96
30	Notional and Fair Value of Derivatives	98
31	Changes in Risk Management Derivative Assets (Liabilities) at Fair Value, Net	99
32	Purchased Options Premiums	100
33	Non-GAAP Supplemental Consolidated Fair Value Balance Sheets	102
34	Selected Market Information	106

Table	Description	Page

35	Non-GAAP Estimated Fair Value of Net Assets (Net of Tax Effect)	106
36	Fannie Mae Credit Ratings and Risk Ratings	109
37	Contractual Obligations	111
38	Regulatory Capital Measures	113
39	LIHTC Partnership Investments	119
40	Composition of Mortgage Credit Book of Business	121
41	Risk Characteristics of Conventional Single-Family Business Volume and Mortgage Credit Book of Business	126
42	Statistics on Conventional Single-Family Problem Loan Workouts	131
43	Serious Delinquency Rates	133
44	Nonperforming Single-Family and Multifamily Loans	134
45	Single-Family and Multifamily Foreclosed Properties	135
46	Mortgage Insurance Coverage	138
47	Credit Loss Exposure of Risk Management Derivative Instruments	141
48	Activity and Maturity Data for Risk Management Derivatives	145
49	Interest Rate Sensitivity of Fair Value of Net Portfolio	148
50	Interest Rate Sensitivity of Fair Value of Net Assets	148

PART I

Because of the complexity of our business and the industry in which we operate, we have included in this annual report on Form 10-K a glossary under “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)—Glossary of Terms Used in This Report.”

Item 1.	Business

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

We are a government-sponsored enterprise (“GSE”) chartered by the U.S. Congress under the name “Federal National Mortgage Association” and are aligned with national policies to support expanded access to housing and increased opportunities for homeownership. We are subject to government oversight and regulation. Our regulators include the Office of Federal Housing Enterprise Oversight (“OFHEO”), the Department of Housing and Urban Development (“HUD”), the Securities and Exchange Commission (“SEC”), and the Department of the Treasury.

Although we are a corporation chartered by the U.S. Congress, the U.S. government does not guarantee, directly or indirectly, our securities or other obligations. We are a stockholder-owned corporation, and our business is self-sustaining and funded exclusively with private capital. Our common stock is listed on the New York Stock Exchange, and traded under the symbol “FNM.” Our debt securities are actively traded in the over-the-counter market.

RESIDENTIAL MORTGAGE MARKET OVERVIEW

We operate in the U.S. residential mortgage market, specifically in the secondary mortgage market where mortgages are bought and sold. We discuss below market and economic factors affecting our business and our role in the secondary mortgage market.

Market and Economic Factors Affecting Our Business

Our business operates within the U.S. residential mortgage market, and therefore, we consider the amount of U.S. residential mortgage debt outstanding to be the best measure of the size of our overall market. As of September 30, 2007, the latest date for which information was available, the amount of U.S. residential mortgage debt outstanding was estimated by the Federal Reserve to be approximately $11.8 trillion (including $11.0 trillion of single-family mortgages). Our mortgage credit book of business, which includes mortgage assets we hold in our investment portfolio, our Fannie Mae mortgage-backed securities (“Fannie Mae MBS”) held by third parties and credit enhancements that we provide on mortgage assets, was $2.8 trillion as of September 30, 2007, or approximately 23% of total U.S. residential mortgage debt outstanding.

The table below provides overall housing and mortgage market statistics for 2007, 2006 and 2005.

Housing and Mortgage Market Data(1)

	2007	2006	2005

Home sales (units in thousands)	6,426	7,529	8,359
Home price appreciation (depreciation) based on Fannie Mae House Price Index(2)	(3.1)%	1.1%	12.9%
Home price appreciation (depreciation) based on OFHEO Purchase-Only House Price Index(3)	(0.3)%	4.1%	9.6%
Single-family mortgage originations (in billions)	$2,488	$2,761	$3,034
Type of single-family mortgage origination:
Purchase share	50.1%	52.4%	49.8%
Refinance share	49.9%	47.6%	50.2%
Adjustable-rate mortgage share(4)	17.8%	28.6%	32.4%
Fixed-rate mortgage share	82.2%	71.4%	67.6%
Residential mortgage debt outstanding (in billions)(5)	$—	$11,173	$10,036

(1)	The sources of the housing and mortgage market data in this table are the Federal Reserve Board, the Bureau of the Census, HUD, the National Association of Realtors, the Mortgage Bankers Association and OFHEO. Single-family mortgage originations, as well as the purchase and refinance shares, are based on February 2008 estimates from Fannie Mae’s Economics & Mortgage Market Analysis Group. Certain previously reported data may have been changed to reflect revised historical data from any or all of these organizations.

(2)	Fannie Mae calculates a House Price Index (“HPI”) quarterly using data provided by Fannie Mae, Freddie Mac and other third party data on home sales. Fannie Mae’s HPI is a weighted repeat transactions index, meaning that it measures average price changes in repeat sales on the same properties. House price appreciation (depreciation) reported above reflects the percentage change in Fannie Mae’s HPI from the fourth quarter of the prior year to the fourth quarter of the reported year.

(3)	OFHEO publishes a purchase-only House Price Index quarterly using data provided by Fannie Mae and Freddie Mac. OFHEO’s HPI is a truncated measure because it is based solely on loans from Fannie Mae and Freddie Mac. As a result, it excludes loans in excess of conforming loan amounts, or jumbo loans, and includes only a portion of total subprime and Alt-A loans outstanding in the overall market. OFHEO’s HPI is a weighted repeat transactions index, meaning that it measures average price changes in repeat sales on the same properties. House price appreciation (depreciation) reported above reflects the percentage change in OFHEO’s HPI from the fourth quarter of the prior year to the fourth quarter of the reported year.

(4)	The adjustable-rate mortgage share is the share of conventional mortgage applications that consisted of adjustable-rate mortgages, as reported in the Mortgage Bankers Association’s Weekly Mortgage Applications Survey.

(5)	The Federal Reserve’s residential mortgage debt outstanding data as of December 31, 2007 was not available as of the date of this report.

Mortgage and housing market conditions, which significantly affect our business and our financial performance, worsened progressively through 2007. The housing market downturn that began in the second half of 2006 continued through 2007 and is continuing in 2008. The most recent available data show significant declines in new and existing home sales, housing starts and mortgage originations compared with prior year levels. Overall housing demand decreased over the past year due to a slowdown in the overall economy, affordability constraints, and declines in demand for investor properties and second homes, which had been a key driver of overall housing activity. In addition, inventories of unsold homes have risen significantly over the past year. The decreased demand and increased supply in the housing market has put downward pressure on home prices. We estimate that home prices declined by 3.1% on a national basis during 2007. With weak housing activity and national home price declines, growth in total U.S. residential mortgage debt outstanding slowed to an estimated annual rate of 8% in the first nine months of 2007, compared with 12% over the first nine months of 2006.

These challenging market and economic conditions caused a material increase in mortgage delinquencies and foreclosures during 2007. The credit performance of subprime and Alt-A loans, as well as other higher risk loans, has deteriorated sharply during the past year, and even the prime conventional portion of the mortgage market has seen signs of credit distress. Many lenders have tightened lending standards or elected to stop originating subprime and other higher risk loans completely, which has adversely affected many borrowers seeking alternative financing to refinance out of adjustable-rate mortgages (“ARMs”) resetting to higher rates.

The reduction in liquidity and funding sources in the mortgage credit market has led to a substantial shift in mortgage originations. The share of mortgage originations consisting of traditional fixed-rate conforming mortgages has increased substantially, while the share of mortgage originations consisting of Alt-A and subprime mortgages has dropped significantly. Moreover, credit concerns and the resulting liquidity issues have affected the general capital markets. During the second half of 2007, the capital markets were characterized by high levels of volatility, reduced levels of liquidity in the mortgage and broader credit markets, significantly wider credit spreads and rating agency downgrades on a growing number of mortgage-related securities. In response to concerns over liquidity in the financial markets, from August 2007 through January 2008, the Federal Reserve reduced its discount rate by a total of 275 basis points to 3.50% and lowered the federal funds rate during this period by a total of 225 basis points to 3.00%. After rising in the first half of the year, long-term bond yields declined during the second half of 2007. As short-term interest rates decreased in the second half of 2007, the spread between long- and short-term interest rates widened, resulting in a steepening of the yield curve.

We expect the slower growth trend in U.S. residential mortgage debt outstanding to continue throughout 2008, and we believe average home prices are likely to continue to decline in 2008. See “Item 1A—Risk Factors” for a description of the risks associated with the housing market downturn and recent home price declines.

Our Role in the Secondary Mortgage Market

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

We operate in the secondary mortgage market where mortgages are bought and sold. We securitize mortgage loans originated by lenders in the primary mortgage market into Fannie Mae MBS, which can then be readily bought and sold in the secondary mortgage market. For a description of the securitization process, refer to “Business Segments—Single-Family Credit Guaranty Business—Mortgage Securitizations” below. By delivering loans to us in exchange for Fannie Mae MBS, lenders gain the advantage of holding a highly liquid instrument that offers them the flexibility to determine under what conditions they will hold or sell the MBS. We also participate in the secondary mortgage market by purchasing mortgage loans (often referred to as “whole loans”) and mortgage-related securities, including Fannie Mae MBS, for our mortgage portfolio. By selling loans and mortgage-related securities to us, lenders replenish their funds and, consequently, are able to make additional loans. Under our charter, we may not lend money directly to consumers in the primary mortgage market.

OUR CUSTOMERS

Our principal customers are lenders that operate within the primary mortgage market where mortgage loans are originated and funds are loaned to borrowers. Our customers include mortgage banking companies, investment banks, savings and loan associations, savings banks, commercial banks, credit unions, community banks, insurance companies, and state and local housing finance agencies. Lenders originating mortgages in the primary mortgage market often sell them in the secondary mortgage market in the form of whole loans or in the form of mortgage-related securities.

During 2007, approximately 1,000 lenders delivered mortgage loans to us, either for securitization or for purchase. We acquire a significant portion of our single-family mortgage loans from several large mortgage lenders. During 2007, our top five lender customers, in the aggregate, accounted for approximately 56% of our single-family business volume, compared with 51% in 2006.

Our top customer, Countrywide Financial Corporation (through its subsidiaries), accounted for approximately 28% of our single-family business volume in 2007, compared with 26% in 2006. In January 2008, Bank of America Corporation announced that it had reached an agreement to purchase Countrywide Financial Corporation. Together, Bank of America and Countrywide accounted for approximately 32% of our single-family business volume in 2007. If the merger is completed and the combined company continues to account for the same percentage of our business volume as the two prior companies, Bank of America will become our largest customer. We cannot predict at this time whether or when this merger will be completed and what effect the merger, if completed, will have on our relationship with Countrywide and Bank of America. Due to increasing consolidation within the mortgage industry, as well as a number of mortgage lenders having gone out of business since late 2006, we, as well as our competitors, seek business from a decreasing number of large mortgage lenders. See “Item 1A—Risk Factors” for a discussion of the risks that this customer concentration poses to our business.

BUSINESS SEGMENTS

We are organized in three complementary business segments: Single-Family Credit Guaranty, Housing and Community Development, and Capital Markets. The table below displays net revenues, net income (loss) and total assets for each of our business segments for the years ended December 31, 2007, 2006 and 2005.

Business Segment Summary Financial Information

	For the Year Ended December 31,
	2007	2006	2005
	(Dollars in millions)

Net revenues:(1)
Single-Family Credit Guaranty	$7,039	$6,073	$5,585
Housing and Community Development	424	510	607
Capital Markets	3,528	5,202	10,764

Total	$10,991	$11,785	$16,956

Net income (loss):
Single-Family Credit Guaranty	$(858)	$2,044	$2,623
Housing and Community Development	157	338	503
Capital Markets	(1,349)	1,677	3,221

Total	$(2,050)	$4,059	$6,347

	As of December 31,
	2007	2006	2005
	(Dollars in millions)

Total assets:
Single-Family Credit Guaranty	$23,356	$15,777	$14,450
Housing and Community Development	15,094	14,100	12,075
Capital Markets	844,097	814,059	807,643

Total	$882,547	$843,936	$834,168

(1)	Includes net interest income, guaranty fee income, trust management income, and fee and other income.

For information on the results of operations of our business segments, see “Part II—Item 7—MD&A—Business Segment Results.”

Single-Family Credit Guaranty Business

Our Single-Family Credit Guaranty (“Single-Family”) business works with our lender customers to securitize single-family mortgage loans into Fannie Mae MBS and to facilitate the purchase of single-family mortgage loans for our mortgage portfolio. Single-family mortgage loans relate to properties with four or fewer residential units. Revenues in the segment are derived primarily from: (i) guaranty fees received as compensation for assuming the credit risk on the mortgage loans underlying single-family Fannie Mae MBS and on the single-family mortgage loans held in our portfolio and (ii) trust management income, which is a fee we earn derived from interest earned on cash flows between the date of remittance of mortgage and other payments to us by servicers and the date of distribution of these payments to MBS certificateholders.

The aggregate amount of single-family guaranty fees we receive in any period depends on the amount of Fannie Mae MBS outstanding during that period and the applicable guaranty fee rates. The amount of Fannie Mae MBS outstanding at any time is primarily determined by the rate at which we issue new Fannie Mae MBS and by the repayment rate for the loans underlying our outstanding Fannie Mae MBS. Less significant factors affecting the amount of Fannie Mae MBS outstanding are the extent to which Fannie Mae purchases loans from its MBS trusts because of borrower default (with the amount of these purchases affected by rates of borrower defaults on the loans) or because the loans do not conform to the representations made by the lenders.

Mortgage Securitizations

Our most common type of securitization transaction is referred to as a “lender swap transaction.” Mortgage lenders that operate in the primary mortgage market generally deliver pools of mortgage loans to us in exchange for Fannie Mae MBS backed by these loans. After receiving the loans in a lender swap transaction, we place them in a trust that is established for the sole purpose of holding the loans separate and apart from our assets. We serve as trustee for the trust. Upon creation of the trust, we deliver to the lender (or its designee) Fannie Mae MBS that are backed by the pool of mortgage loans in the trust and that represent a beneficial ownership interest in each of the loans. We guarantee to each MBS trust that we will supplement amounts received by the MBS trust as required to permit timely payment of principal and interest on the related Fannie Mae MBS. We retain a portion of the interest payment as the fee for providing our guaranty. Then, on behalf of the trust, we make monthly distributions to the Fannie Mae MBS certificateholders from the principal and interest payments and other collections on the underlying mortgage loans.

The following diagram illustrates the basic process by which we create a typical Fannie Mae MBS in the case where a lender chooses to sell the Fannie Mae MBS to a third-party investor.

We issue both single-class and multi-class Fannie Mae MBS. Single-class Fannie Mae MBS refers to Fannie Mae MBS where the investors receive principal and interest payments in proportion to their percentage ownership of the MBS issue. Multi-class Fannie Mae MBS refers to Fannie Mae MBS, including real estate mortgage investment conduits (“REMICs”), where the cash flows on the underlying mortgage assets are divided, creating several classes of securities, each of which represents a beneficial ownership interest in a separate portion of cash flows. By separating the cash flows, the resulting classes may consist of: (1) interest-only payments; (2) principal-only payments; (3) different portions of the principal and interest payments; or (4) combinations of each of these. Terms to maturity of some multi-class Fannie Mae MBS, particularly REMIC classes, may match or be shorter than the maturity of the underlying mortgage loans and/or mortgage-related securities. As a result, each of the classes in a multi-class Fannie Mae MBS may have a different coupon rate, average life, repayment sensitivity or final maturity. We also issue structured Fannie Mae MBS, which are multi-class Fannie Mae MBS or single-class Fannie Mae MBS that are resecuritizations of other single-class Fannie Mae MBS.

MBS Trusts

Single-Family Master Trust Agreement

Each of our single-family MBS trusts formed on or after June 1, 2007 is governed by the terms of our single-family master trust agreement. Each of our single-family MBS trusts formed prior to June 1, 2007 is governed either by our fixed-rate or adjustable-rate trust indenture. In addition, each MBS trust, regardless of the date of its formation, is governed by an issue supplement documenting the formation of that MBS trust and the issuance of the Fannie Mae MBS by that trust. The master trust agreement or the trust indenture, together with the issue supplement and any amendments, are the “trust documents” that govern an individual MBS trust.

Optional and Required Purchases of Mortgage Loans from Single-Family MBS Trusts

In accordance with the terms of our single-family MBS trust documents, we have the option or the obligation, in some instances, to purchase specified mortgage loans from an MBS trust. Our acquisition cost for these loans is the unpaid principal balance of the loan plus accrued interest.

Optional Purchases

Under our single-family trust documents, we have the right, but are not required, to purchase a mortgage loan from an MBS trust under a variety of circumstances. When we elect to purchase a mortgage loan or real-estate owned (“REO”) property from an MBS trust, we primarily do so in one of the following four situations:

•	four or more consecutive monthly payments due under the loan are delinquent in whole or in part;

•	there is a material breach of a representation and warranty made in connection with the transfer or sale of the mortgage loan to us;

•	the mortgaged property is acquired by the trust as REO property; or

•	the borrower transfers or proposes to transfer the mortgaged property and the transfer is not permitted by an enforceable “due-on-transfer” or “due-on-sale” provision without full payment of the mortgage loan.

We generally exercise our contractual option to purchase a mortgage loan from an MBS trust when we believe the benefit to us of owning the loan exceeds the benefit of leaving the loan in the trust. In deciding whether and when to purchase a loan from an MBS trust, we consider a variety of factors. In general, these factors include: our loss mitigation strategies and the exposure to credit losses we face under our guaranty; our cost of funds; the effect that a purchase will have on our capital; relevant market yields; the administrative costs associated with purchasing and holding the loan; mission and policy considerations; counterparty exposure to lenders that have agreed to cover losses associated with delinquent loans; general market conditions; our statutory obligations under our Charter Act; and other legal obligations such as those established by consumer finance laws. We may also purchase loans from an MBS trust, using the optional purchase provision relating to delinquent payments, as necessary to ensure compliance with provisions of the trust documents. Refer to “Part II—Item 7—MD&A—Critical Accounting Policies and Estimates” and “Part II—Item 7—MD&A—

Consolidated Results of Operations” for a description of our accounting for delinquent loans purchased from MBS trusts and the effect of these purchases on our 2007 financial results.

Required Purchases

Under our single-family trust documents, we generally are required to purchase a mortgage loan from an MBS trust if:

•	a mortgage loan becomes and remains delinquent for 24 consecutive months (excluding months during which the borrower is complying with a loss mitigation remedy);

•	for an adjustable-rate mortgage loan, the interest rate converts from an adjustable rate to a fixed rate, the index by which the interest rate is determined changes, or the mortgage margin or minimum and maximum interest rates are changed in connection with an assumption of the loan;

•	the borrower exercises a conditional modification option on the maturity date of a loan requiring a final balloon payment or agrees to modify the loan instead of refinancing the loan in connection with the direct servicer’s strategy for retaining borrowers;

•	we determine, or our regulator or a court determines, that our original acquisition of the mortgage loan was not permitted;

•	a court or governmental entity requires us to purchase the mortgage loan;

•	a mortgage insurer or guarantor requires us, after a default under a mortgage loan, to delay the exercise of loss mitigation remedies beyond any applicable period of time otherwise permitted by the trust documents; or

•	a mortgage insurer or mortgage guarantor requires the trust to transfer a mortgage loan or related REO property in connection with an insurance or guaranty payment.

Mortgage Acquisitions

We acquire single-family mortgage loans for securitization or for our investment portfolio through either our flow or bulk transaction channels. In our flow business, we enter into agreements that generally set agreed-upon guaranty fee prices for a lender’s future delivery of individual loans to us over a specified time period. Because these agreements establish guaranty fee prices for an extended period of time, we may be limited in our ability to renegotiate the pricing on our flow transactions with individual lenders to reflect changes in market conditions and the credit risk of mortgage loans that meet our eligibility standards. These agreements permit us, however, to charge risk-based price adjustments that apply to all loans delivered to us with certain risk characteristics. Flow business represents the majority of our mortgage acquisition volumes.

Our bulk business consists of transactions in which a defined set of loans are to be delivered to us in bulk, and we have the opportunity to review the loans for eligibility and pricing prior to delivery in accordance with the terms of the applicable contracts. Guaranty fees and other contract terms for our bulk mortgage acquisitions are negotiated on an individual transaction basis. As a result, we generally have a greater ability to adjust our pricing more rapidly than in our flow transaction channel to reflect changes in market conditions and the credit risk of the specific transactions.

Mortgage Servicing

We do not perform the day-to-day servicing of the mortgage loans that are held in our mortgage portfolio or that back our Fannie Mae MBS (referred to as “primary servicing”). However, if a primary servicer defaults, we have ultimate responsibility for servicing the loans we purchase or guarantee until a new primary servicer can be put in place. We also have certain ongoing administrative functions in connection with the mortgage loans we securitize into Fannie Mae MBS. Typically, lenders who sell single-family mortgage loans to us initially service the mortgage loans they sell to us. There is an active market in which lenders sell servicing rights and obligations to other servicers. Our agreement with lenders requires our approval for all servicing transfers. We may at times engage a servicing entity to service loans on our behalf due to termination of a servicer’s servicing relationship or for other reasons.

Mortgage servicers typically collect and remit principal and interest payments, administer escrow accounts, monitor and report delinquencies, evaluate transfers of ownership interests, respond to requests for partial releases of security, and handle proceeds from casualty and condemnation losses. For problem loans, servicing includes negotiating workouts, engaging in loss mitigation and, if necessary, inspecting and preserving properties and processing foreclosures and bankruptcies. We have the right to remove servicing responsibilities from any servicer under criteria established in our contractual arrangements with servicers. We compensate servicers primarily by permitting them to retain a specified portion of each interest payment on a serviced mortgage loan, called a “servicing fee.” Servicers also generally retain prepayment premiums, assumption fees, late payment charges and other similar charges, to the extent they are collected from borrowers, as additional servicing compensation. We also compensate servicers for negotiating workouts on problem loans.

Refer to “Item 1A—Risk Factors” and “Part II—MD&A—Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management” for a discussion of the risks associated with a default by a mortgage servicer and how we seek to manage those risks.

Mortgage Credit Risk Management

Our Single-Family business has responsibility for managing our credit risk exposure relating to single-family Fannie Mae MBS held by third parties, as well as managing and pricing the credit risk of single-family mortgage loans and single-family Fannie Mae MBS held in our own mortgage portfolio. For a description of our methods for managing single-family mortgage credit risk, refer to “Part II—Item 7—MD&A—Risk Management—Credit Risk Management—Mortgage Credit Risk Management.”

Housing and Community Development Business

Our Housing and Community Development (“HCD”) business works with our lender customers to securitize multifamily mortgage loans into Fannie Mae MBS and to facilitate the purchase of multifamily mortgage loans for our mortgage portfolio. Our HCD business also makes debt and equity investments to increase the supply of affordable housing. Revenues in the segment are derived from a variety of sources, including the guaranty fees received as compensation for assuming the credit risk on the mortgage loans underlying multifamily Fannie Mae MBS and on the multifamily mortgage loans held in our portfolio, transaction fees associated with the multifamily business and bond credit enhancement fees. In addition, HCD’s investments in rental housing projects eligible for the federal low-income housing tax credit and other investments generate both tax credits and net operating losses that reduce our federal income tax liability. Other investments in rental and for-sale housing generate revenue and losses from operations and the eventual sale of the assets.

Mortgage Securitizations

Our HCD business securitizes multifamily mortgage loans into Fannie Mae MBS. Multifamily mortgage loans relate to properties with five or more residential units, which may be apartment communities, cooperative properties or manufactured housing communities. Our HCD business generally creates multifamily Fannie Mae MBS in the same manner as our Single-Family business creates single-family Fannie Mae MBS. See “Single-Family Credit Guaranty Business—Mortgage Securitizations” for a description of a typical lender swap securitization transaction.

MBS Trusts

Multifamily Master Trust Agreement

Each of our multifamily MBS trusts formed on or after September 1, 2007 is governed by the terms of our multifamily master trust agreement. Each of our multifamily MBS trusts formed prior to September 1, 2007 is governed either by our fixed-rate or adjustable-rate trust indenture. In addition, each MBS trust, regardless of the date of its formation, is governed by an issue supplement documenting the formation of that MBS trust and the issuance of the Fannie Mae MBS by that trust.

Optional and Required Purchases of Mortgage Loans from Multifamily MBS Trusts

In accordance with the terms of our multifamily MBS trust documents, we have the option or the obligation, in some instances, to purchase specified mortgage loans from a trust. Our acquisition cost for these loans is the unpaid principal balance of the loan plus accrued interest. Under our multifamily trust documents, we have the option to purchase loans from a multifamily MBS trust under the same conditions and terms described under “Single-Family Credit Guaranty Business—MBS Trusts—Optional and Required Purchases of Mortgage Loans from Single-Family MBS Trusts—Optional Purchases.” In general, we exercise our option to purchase a loan from a multifamily MBS trust if the loan is delinquent, in whole or in part, as to four or more consecutive monthly payments. After we purchase the loan, we generally work with the borrower to modify the loan. Under our multifamily trust documents, we also are required to purchase loans from a multifamily MBS trust typically under the same conditions described under “Single-Family Credit Guaranty Business—MBS Trusts—Optional and Required Purchases of Mortgage Loans from Single-Family MBS Trusts—Required Purchases.”

Mortgage Acquisitions

Our HCD business acquires multifamily mortgage loans for securitization or for our investment portfolio through either our flow or bulk transaction channels, in substantially the same manner as described under “Single-Family Credit Guaranty Business—Mortgage Acquisitions.” In recent years, the percentage of our multifamily business activity that has consisted of purchases for our investment portfolio has increased relative to our securitization activity.

Mortgage Servicing

Multifamily mortgage servicing occurs in substantially the same manner as our single-family mortgage servicing described under “Single-Family Credit Guaranty Business—Mortgage Servicing.” However, in the case of multifamily loans, servicing also may include performing routine property inspections, evaluating the financial condition of owners, and administering various types of agreements (including agreements regarding replacement reserves, completion or repair, and operations and maintenance).

Affordable Housing Investments

Our HCD business helps to expand the supply of affordable housing by investing in rental and for-sale housing projects. Most of these investments are in rental housing that is eligible for federal low-income housing tax credits, and the remainder are in conventional rental and primarily entry-level, for-sale housing. These investments are consistent with our focus on serving communities and improving access to affordable housing.

LIHTC Partnerships.  Our HCD business invests predominantly in low-income housing tax credit (“LIHTC”) limited partnerships or limited liability companies (referred to collectively as “LIHTC partnerships”) that directly or indirectly own an interest in rental housing developed or rehabilitated by the LIHTC partnerships. By renting a specified portion of the housing units to qualified low-income tenants over a 15-year period, the LIHTC partnerships become eligible for the federal low-income housing tax credit. The LIHTC partnerships are generally organized by fund manager sponsors who seek investments with third-party developers that, in turn, develop or rehabilitate the properties and then manage them. We invest in these partnerships in a non-controlling capacity, with the fund manager acting in a controlling capacity. We earn a return on our investments in LIHTC partnerships through reductions in our federal income tax liability that result from both our use of the tax credits for which the LIHTC partnerships qualify and the deductibility of the LIHTC partnerships’ net operating losses. For additional information regarding our investments in LIHTC partnerships and their impact on our financial results, refer to “Part II—Item 7—MD&A—Consolidated Results of

Operations—Losses from Partnership Investments” and “Part II—Item 7—MD&A—Off-Balance Sheet Arrangements and Variable Interest Entities.”

Equity Investments.  Our HCD business also makes equity investments in rental and for-sale housing, typically through fund managers or directly with developers and operators. Because we invest in a non-controlling capacity, our exposure is generally limited to the amount of our investment. Our equity investments in for-sale housing generally involve the acquisition, development and/or construction of entry-level homes or the conversion of existing housing to entry-level homes.

Debt Investments.  Our HCD business also helps to expand the supply of affordable housing by participating in specialized debt financing for a variety of customers. These activities include providing loans to community development financial institution intermediaries to re-lend for community revitalization projects that expand the supply of affordable housing; purchasing participation interests in acquisition, development and construction loans from lending institutions; and providing financing for single-family and multifamily housing to housing finance agencies, public housing authorities and municipalities.

Mortgage Credit Risk Management

Our HCD business has responsibility for managing our credit risk exposure relating to multifamily Fannie Mae MBS held by third parties, as well as managing and pricing the credit risk of multifamily mortgage loans and multifamily Fannie Mae MBS held in our mortgage portfolio. For a description of our methods for managing multifamily mortgage credit risk, refer to “Part II—Item 7—MD&A—Risk Management—Credit Risk Management—Mortgage Credit Risk Management.”

Capital Markets Group

Our Capital Markets group manages our investment activity in mortgage loans, mortgage-related securities and other investments, our debt financing activity, and our liquidity and capital positions. We fund our investments primarily through proceeds from our issuance of debt securities in the domestic and international capital markets.

Our Capital Markets group generates most of its revenue from the difference, or spread, between the interest we earn on our mortgage assets and the interest we pay on the debt we issue to fund these assets. We refer to this spread as our net interest yield. Changes in the fair value of the derivative instruments and trading securities we hold impact the net income or loss reported by the Capital Markets group business segment.

Mortgage Investments

Our mortgage investments include both mortgage-related securities and mortgage loans. We purchase primarily conventional (i.e., loans that are not federally insured or guaranteed) single-family fixed-rate or adjustable-rate, first lien mortgage loans, or mortgage-related securities backed by these types of loans. In addition, we purchase loans insured by the Federal Housing Administration (“FHA”), loans guaranteed by the Department of Veterans Affairs (“VA”) or by the Rural Housing Service of the Department of Agriculture (“RHS”), manufactured housing loans, multifamily mortgage loans, subordinate lien mortgage loans (for example, loans secured by second liens) and other mortgage-related securities. Most of these loans are prepayable at the option of the borrower. Our investments in mortgage-related securities include structured mortgage-related securities such as REMICs. For information on our mortgage investments, including the composition of our mortgage investment portfolio by product type, refer to “Part II—Item 7—MD&A—Consolidated Balance Sheet Analysis.”

Investment Activities

Our Capital Markets group seeks to maximize long-term total returns while fulfilling our chartered liquidity function. Our Capital Markets group increases the liquidity of the mortgage market by maintaining a constant presence as an active investor in mortgage assets and, in particular, supports the liquidity and value of Fannie Mae MBS in a variety of market conditions.

The Capital Markets group’s purchases and sales of mortgage assets in any given period generally are determined by the rates of return that we expect to earn on the equity capital underlying our investments. When we expect to earn returns greater than our other uses of capital, we generally will be an active purchaser of mortgage loans and mortgage-related securities. When we believe that few opportunities exist to deploy capital in mortgage investments, we generally will be a less active purchaser, and may be a net seller, of mortgage loans and mortgage-related securities. This investment strategy is consistent with our chartered liquidity function, as the periods during which our purchase of mortgage assets is economically attractive to us generally have been periods in which market demand for mortgage assets is low.

The spread between the amount we earn on mortgage assets available for purchase or sale and our funding costs, after consideration of the net risks associated with the investment, is an important factor in determining whether we are a net buyer or seller of mortgage assets. When the spread between the yield on mortgage assets and our borrowing costs is wide, which is typically when market demand for mortgage assets is low, we will look for opportunities to add liquidity to the market primarily by purchasing mortgage assets and issuing debt to investors to fund those purchases. When this spread is narrow, which is typically when market demand for mortgage assets is high, we will look for opportunities to meet demand by selling mortgage assets from our portfolio.

Our investment activities are also affected by our capital requirements and other regulatory constraints, as described below under “Our Charter and Regulation of Our Activities—Regulation and Oversight of Our Activities.”

Debt Financing Activities

Our Capital Markets group funds its investments primarily through the issuance of debt securities in the domestic and international capital markets. The objective of our debt financing activities is to manage our liquidity requirements while obtaining funds as efficiently as possible. We structure our financings not only to satisfy our funding and risk management requirements, but also to access the capital markets in an orderly manner using debt securities designed to appeal to a wide range of investors. International investors, seeking many of the features offered in our debt programs for their U.S. dollar-denominated investments, have been a significant source of funding in recent years.

Our debt trades in the “agency sector” of the capital markets, along with the debt of other GSEs. Debt in the agency sector benefits from bank regulations that allow commercial banks to invest in our debt and other agency debt to a greater extent than other corporate debt. These factors, along with the high credit rating of our senior unsecured debt securities and the manner in which we conduct our financing programs, have contributed to the favorable trading characteristics of our debt. As a result, we generally have been able to borrow at lower interest rates than other corporate debt issuers. For information on the credit ratings of our long-term and short-term senior unsecured debt, subordinated debt and preferred stock, refer to “Part II—Item 7—MD&A—Liquidity and Capital Management—Liquidity—Credit Ratings and Risk Ratings.”

Securitization Activities

Our Capital Markets group engages in two principal types of securitization activities:

•	creating and issuing Fannie Mae MBS from our mortgage portfolio assets, either for sale into the secondary market or to retain in our portfolio; and

•	issuing structured Fannie Mae MBS for customers in exchange for a transaction fee.

Our Capital Markets group creates Fannie Mae MBS using mortgage loans and mortgage-related securities that we hold in our investment portfolio, referred to as “portfolio securitizations.” We currently securitize a majority of the single-family mortgage loans we purchase within the first month of purchase. Our Capital Markets group may sell these Fannie Mae MBS into the secondary market or may retain the Fannie Mae MBS in our investment portfolio. In addition, the Capital Markets group issues structured Fannie Mae MBS, which are generally created through swap transactions, typically with our lender customers or securities dealer customers. In these transactions, the customer “swaps” a mortgage asset it owns for a structured Fannie Mae MBS we issue. Our Capital Markets group earns transaction fees for issuing structured Fannie Mae MBS for third parties.

Customer Services

Our Capital Markets group provides our lender customers and their affiliates with services that include: offering to purchase a wide variety of mortgage assets, including non-standard mortgage loan products; segregating customer portfolios to obtain optimal pricing for their mortgage loans; and assisting customers with the hedging of their mortgage business. These activities provide a significant flow of assets for our mortgage portfolio, help to create a broader market for our customers and enhance liquidity in the secondary mortgage market.

Risk Management

Our Capital Markets group has responsibility for managing our interest rate risk, liquidity risk and the credit risk of the non-Fannie Mae mortgage-related securities held in our portfolio. For a description of our methods for managing these and other risks to our business, refer to “Part II—Item 7—MD&A—Risk Management.”

COMPETITION

Our competitors include the Federal Home Loan Mortgage Corporation, referred to as Freddie Mac, the Federal Home Loan Banks, the FHA, financial institutions, securities dealers, insurance companies, pension funds, investment funds and other investors.

We compete to acquire mortgage assets in the secondary market both for our investment portfolio and for securitization into Fannie Mae MBS. Competition for the acquisition of mortgage assets is affected by many factors, including the supply of residential mortgage loans offered for sale in the secondary market by loan originators and other market participants, the current demand for mortgage assets from mortgage investors, and the credit risk and prices associated with available mortgage investments.

We also compete for the issuance of mortgage-related securities to investors. Issuers of mortgage-related securities compete on the basis of the value of their products and services relative to the prices they charge. An issuer can deliver value through the liquidity and trading levels of its securities, the range of products and services it offers, its ability to customize products based on the specific preferences of individual investors, and the reliability and consistency with which it conducts its business. In recent years, there was a significant increase in the issuance of mortgage-related securities by non-agency issuers, which caused a decrease in our share of the market for new issuances of single-family mortgage-related securities from 2003 to 2006. Non-agency issuers, also referred to as private-label issuers, are those issuers of mortgage-related securities other than agency issuers Fannie Mae, Freddie Mac and the Government National Mortgage Association (“Ginnie Mae”). The mortgage and credit market disruption that began in 2007 led many investors to curtail their purchases of private-label mortgage-related securities in favor of mortgage-related securities backed by GSE guaranties. Based on data provided by Inside MBS & ABS, we estimate that issuances of private-label mortgage-related securities declined by 83% from the fourth quarter of 2006 to the fourth quarter of 2007. As a result of these changes in investor demand, our estimated market share of new single-family mortgage-related securities issuance increased significantly to approximately 48.5% for the fourth quarter of 2007 from approximately 24.6% for the fourth quarter of 2006. Our estimates of market share are based on publicly available data and exclude previously securitized mortgages.

We also compete for low-cost debt funding with institutions that hold mortgage portfolios, including Freddie Mac and the Federal Home Loan Banks.

OUR CHARTER AND REGULATION OF OUR ACTIVITIES

We are a stockholder-owned corporation, originally established in 1938, organized and existing under the Federal National Mortgage Association Charter Act, which we refer to as the Charter Act or our charter.

Charter Act

The Charter Act sets forth the activities that we are permitted to conduct, authorizes us to issue debt and equity securities, and describes our general corporate powers. The Charter Act states that our purpose is to:

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

In addition to the alignment of our overall strategy with these purposes, all of our business activities must be permissible under the Charter Act. Our charter authorizes us to, among other things, purchase, service, sell, lend on the security of, and otherwise deal in certain mortgage loans; issue debt obligations and mortgage-related securities; and “do all things as are necessary or incidental to the proper management of [our] affairs and the proper conduct of [our] business.”

Loan Standards

Mortgage loans we purchase or securitize must meet the following standards required by the Charter Act.

•	Principal Balance Limitations. Our charter permits us to purchase and securitize conventional mortgage loans secured by either a single-family or multifamily property. Single-family conventional mortgage loans are generally subject to maximum original principal balance limits. The principal balance limits are often referred to as “conforming loan limits” and are established each year based on the national average price of a one-family residence. OFHEO has set the conforming loan limit for a one-family residence at $417,000 for 2007 and 2008. In February 2008, Congress passed legislation that temporarily increases the conforming loan limit in high-cost metropolitan areas for loans originated between July 1, 2007 and December 31, 2008. For a one-family residence, the loan limit increased to 125% of the area’s median house price, up to a maximum of $729,750. Higher original principal balance limits apply to mortgage loans secured by two- to four-family residences and also to loans in Alaska, Hawaii, Guam and the Virgin Islands. No statutory limits apply to the maximum original principal balance of multifamily mortgage loans that we purchase or securitize. In addition, the Charter Act imposes no maximum original principal balance limits on loans we purchase or securitize that are either insured by the FHA or guaranteed by the VA.

•	Quality Standards. The Charter Act requires that, so far as practicable and in our judgment, the mortgage loans we purchase or securitize must be of a quality, type and class that generally meet the purchase standards of private institutional mortgage investors. To comply with this requirement and to operate our business efficiently, we have eligibility policies and provide guidelines both for the mortgage loans we purchase or securitize and for the sellers and servicers of these loans.

•	Loan-to-Value and Credit Enhancement Requirements. The Charter Act generally requires credit enhancement on any conventional single-family mortgage loan that we purchase or securitize if it has a loan-to-value ratio over 80% at the time of purchase. We also do not purchase or securitize second lien single-family mortgage loans when the combined loan-to-value ratio exceeds 80%, unless the second lien mortgage loan has credit enhancement in accordance with the requirements of the Charter Act. The credit enhancement required by our charter may take the form of one or more of the following: (i) insurance or a guaranty by a qualified insurer; (ii) a seller’s agreement to repurchase or replace any mortgage loan in default (for such period and under such circumstances as we may require); or (iii) retention by the seller of at least a 10% participation interest in the mortgage loans. We do not adjust the loan-to-value ratio of loans bearing credit enhancement to reflect that credit enhancement. Regardless of loan-to-value ratio, the Charter Act does not require us to obtain credit enhancement to acquire two types of loans that are often described as “conventional mortgage loans”: home improvement loans and loans secured by manufactured housing.

Other Charter Act Limitations and Requirements

In addition to specifying our purpose, authorizing our activities and establishing various limitations and requirements relating to the loans we purchase and securitize, the Charter Act has the following provisions.

•	Issuances of Our Securities. The Charter Act authorizes us, upon approval of the Secretary of the Treasury, to issue debt obligations and mortgage-related securities. At the discretion of the Secretary of the Treasury, the Department of the Treasury may purchase obligations of Fannie Mae up to a maximum of $2.25 billion outstanding at any one time. We have not used this facility since our transition from government ownership in 1968. Neither the U.S. government nor any of its agencies guarantees, directly or indirectly, our debt or mortgage-related securities or is obligated to finance our operations or assist us in any other manner.

•	Exemptions for Our Securities. Securities we issue are “exempted securities” under laws administered by the SEC. As a result, registration statements with respect to offerings of our securities are not filed with the SEC. In March 2003, we voluntarily registered our common stock with the SEC under Section 12(g) of the Securities Exchange Act of 1934 (the “Exchange Act”). As a result, we are required to file periodic and current reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. We are also required to file proxy statements with the SEC. In addition, our directors and certain officers are required to file reports with the SEC relating to their ownership of Fannie Mae equity securities. The voluntary registration of our common stock under Section 12(g) of the Exchange Act does not affect the exempt status of the debt, equity and mortgage-backed securities that we issue.

•	Exemption from Specified Taxes. Pursuant to the Charter Act, we are exempt from taxation by states, counties, municipalities or local taxing authorities, except for taxation by those authorities on our real property. However, we are not exempt from the payment of federal corporate income taxes.

•	Other Limitations and Requirements. Under the Charter Act, we may not originate mortgage loans or advance funds to a mortgage seller on an interim basis, using mortgage loans as collateral, pending the sale of the mortgages in the secondary market. In addition, we may only purchase or securitize mortgages on properties located in the United States, including the District of Columbia, the Commonwealth of Puerto Rico, and the territories and possessions of the United States.

Regulation and Oversight of Our Activities

As a federally chartered corporation, we are subject to Congressional legislation and oversight and are regulated by HUD and OFHEO. In addition, we are subject to regulation by the Department of the Treasury and by the SEC.

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

Investment Review

HUD periodically conducts reviews of our activities to ensure compliance with the Charter Act and other regulatory requirements. In June 2006, HUD announced that it would conduct a review of our investments and holdings, including certain equity and debt investments classified in our consolidated financial statements as “other assets/other liabilities,” to determine whether our investment activities are consistent with our charter authority. We are fully cooperating with this review. If HUD determines that these investment activities are not permissible under the Charter Act, we could be prevented from continuing some of our current business activities and may be required to modify our investment approach.

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

The following table compares our performance against the housing goals and subgoals for 2007, 2006 and 2005. The 2005 and 2006 performance results are final results that have been validated by HUD. The 2007 performance results are preliminary results that we have not finalized and that also have not yet been validated by HUD.

Housing Goals and Subgoals Performance

	2007		2006		2005
	Result(1)	Goal	Result(1)	Goal	Result(1)	Goal

Housing goals:(2)
Low- and moderate-income housing	55.34%	55.0%	56.93%	53.0%	55.06%	52.0%
Underserved areas	43.41	38.0	43.59	38.0	41.43	37.0
Special affordable housing	26.47	25.0	27.81	23.0	26.28	22.0
Housing subgoals:
Home purchase subgoals:(3)
Low- and moderate-income housing	42.16	47.0%	46.93%	46.0%	44.59%	45.0%
Underserved areas	33.46	33.0	34.49	33.0	32.56	32.0
Special affordable housing	15.46	18.0	17.95	17.0	17.03	17.0
Multifamily special affordable housing subgoal ($ in billions)(4)	$19.85	$5.49	$13.31	$5.49	$10.39	$5.49

(1)	Results presented for 2007 are preliminary and reflect our best estimates as of the date of this report. These results may differ from the results we report in our Annual Housing Activities Report for 2007. In addition, HUD has not yet determined our results for 2007. The source of our 2006 and 2005 results is HUD’s analysis of data we submitted to HUD. Some results differ from the results we reported in our Annual Housing Activities Reports for 2006 and 2005.

(2)	Goals are expressed as a percentage of the total number of dwelling units financed by eligible mortgage loan purchases during the period.

(3)	Home purchase subgoals measure our performance by the number of loans (not dwelling units) providing purchase money for owner-occupied single-family housing in metropolitan areas.

(4)	The multifamily subgoal is measured by loan amount and expressed as a dollar amount.

As shown by the table above, in 2005, we met each of our three housing goals and three of the four subgoals, but fell slightly short of the “low- and moderate-income housing” home purchase subgoal. We met all of our housing goals and subgoals in 2006.

In 2007, we believe that we met each of our three housing goals, as well as the “underserved areas” home purchase subgoal and “multifamily special affordable housing” subgoal. However, based on our preliminary calculations, we believe that we did not meet our “low- and moderate-income housing” and “special affordable housing” home purchase subgoals. We expect to submit our 2007 Annual Housing Activities Report to HUD in March 2008, and HUD will make the final determination regarding our housing goals performance for 2007.

Declining market conditions and the increased goal levels in 2007 made meeting our housing goals and subgoals even more challenging than in previous years. Challenges to meeting our housing goals and subgoals in 2007 included deteriorating conditions in the mortgage credit markets and reduced housing affordability. Housing affordability has declined significantly in the past several years, due to previous increases in home prices, increases in interest rates from previous historically low levels and reduced income growth rates. The credit tightening that began in the second half of 2007 also contributed to reduced affordability. These difficult market conditions negatively impacted market opportunities to purchase mortgages that satisfied the subgoal requirements. We expect these market conditions to continue to affect our ability to meet our housing goals and subgoals in 2008. Moreover, all of the housing goals and one of the housing subgoals have increased for 2008.

The housing goals are subject to enforcement by the Secretary of HUD. The subgoals, however, are treated differently. Pursuant to the 1992 Act, the “low- and moderate-income housing” and “underserved areas” home purchase subgoals are not enforceable by HUD. However, HUD has taken the position that the “special affordable housing” and “multifamily special affordable housing” subgoals are enforceable. If our efforts to meet the housing goals and special affordable housing subgoals prove to be insufficient, we may become subject to a housing plan that could require us to take additional steps that could have an adverse effect on our profitability. HUD’s regulations state that HUD shall require us to submit a housing plan if we fail to meet one or more housing goals and HUD determines that achievement was feasible, taking into account market and economic conditions and our financial condition. The housing plan must describe the actions we will take to meet the goal in the next calendar year. If HUD determines that we have failed to submit a housing plan or to make a good faith effort to comply with the plan, HUD has the right to take certain administrative actions. The potential penalties for failure to comply with the housing plan requirements are a cease-and-desist order and civil money penalties.

There is no penalty for failing to meet the “low- and moderate-income housing” home purchase subgoal, because it is not enforceable. However, if HUD determines that achievement of the “special affordable housing” home purchase subgoal was feasible in 2007, we may become subject to a housing plan as described above.

See “Item 1A—Risk Factors” for a description of how changes we have made to our business strategies in order to meet HUD’s housing goals and subgoals have increased our credit losses and may reduce our profitability.

OFHEO Regulation

OFHEO is an independent office within HUD that is responsible for ensuring that we are adequately capitalized and operating safely in accordance with the 1992 Act. OFHEO has agency examination authority, and we are required to submit to OFHEO annual and quarterly reports on our financial condition and results of operations. OFHEO is authorized to levy annual assessments on Fannie Mae and Freddie Mac, to the extent authorized by Congress, to cover OFHEO’s reasonable expenses. OFHEO’s formal enforcement powers include the power to impose temporary and final cease-and-desist orders and civil monetary penalties on the company and our directors and executive officers.

OFHEO Consent Order

In 2003, OFHEO began a special examination of our accounting policies and practices, internal controls, financial reporting, corporate governance, and other matters. In May 2006, concurrently with OFHEO’s release of its final report of the special examination, we agreed to OFHEO’s issuance of a consent order that resolved open matters relating to their investigation of us. Under the consent order, we neither admitted nor denied any wrongdoing and agreed to make changes and take actions in specified areas, including our accounting practices, capital levels and activities, corporate governance, Board of Directors, internal controls, public disclosures, regulatory reporting, personnel and compensation practices.

In the OFHEO consent order, we agreed to the following additional restrictions relating to our capital activity:

•	We must maintain a 30% capital surplus over our statutory minimum capital requirement until such time as the Director of OFHEO determines that the requirement should be modified or allowed to expire, taking into account factors such as the resolution of accounting and internal control issues. For a description of our statutory minimum capital requirement and OFHEO-directed minimum capital requirement, see “Capital Adequacy Requirements.”

•	We must seek the approval of the Director of OFHEO before engaging in any transaction that could have the effect of reducing our capital surplus below an amount equal to 30% more than our statutory minimum capital requirement.

•	We must submit a written report to OFHEO detailing the rationale and process for any proposed capital distribution before making such distribution.

•	We are not permitted to increase the amount of our mortgage portfolio assets above a specified amount, except in limited circumstances at the discretion of OFHEO.

Under the OFHEO consent order, we were initially restricted from increasing our net mortgage portfolio assets above $727.75 billion. In September 2007, OFHEO issued an interpretation of the consent order revising the mortgage portfolio cap so that it is no longer based on the amount of our “net mortgage portfolio assets,” which reflects adjustments under U.S. generally accepted accounting principles (“GAAP”). The mortgage portfolio cap is now compared to our “average monthly mortgage portfolio balance.” Our “average monthly mortgage portfolio balance” is the cumulative average of the month-end unpaid principal balances of our mortgage portfolio (as defined and reported in our Monthly Summary Report, a monthly statistical report on our business activity, which we file with the SEC in a current report on Form 8-K) for the previous 12-month period. Through June 2008, however, the reporting period will begin with and include July 2007 and end with the month covered by the current Monthly Summary Report. This measure is a statistical measure rather than an amount computed in accordance with GAAP, and excludes both consolidated mortgage-related assets acquired through the assumption of debt and the impact on the unpaid principal balances recorded on our purchases of seriously delinquent loans from MBS trusts pursuant to Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. For purposes of this calculation, OFHEO’s interpretation sets the July 2007 month-end portfolio balance at $725 billion. In addition, any net increase in delinquent loan balances in our portfolio after September 30, 2007 will be excluded from the month-end portfolio balance.

The mortgage portfolio cap was set at $735 billion for the third quarter of 2007 and $742.35 billion for the fourth quarter of 2007. For each subsequent quarter, the mortgage portfolio cap increases by 0.5%, not to exceed 2% per year. The mortgage portfolio cap is currently set at $746 billion for the first quarter of 2008. Our “average monthly mortgage portfolio balance” as of December 31, 2007 was $725.3 billion, which was $17.1 billion below our applicable portfolio limit of $742.35 billion.

In its Fiscal Year 2007 Performance and Accountability Report, released November 15, 2007, OFHEO recognized that we had complied with 88% of the requirements of the OFHEO consent order. With the filing of this Form 10-K, we believe that we are in compliance with all 81 requirements of the OFHEO consent order.

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

OFHEO is permitted or required to take remedial action if we fail to meet our capital requirements, depending upon which requirement we fail to meet. If OFHEO classifies us as significantly undercapitalized, we would be required to submit a capital restoration plan and would be subject to additional restrictions on our ability to make capital distributions. OFHEO has the ability to take additional supervisory actions if the Director determines that we have failed to make reasonable efforts to comply with that plan or are engaging in unapproved conduct that could result in a rapid depletion of our core capital, or if the value of the property securing mortgage loans we hold or have securitized has decreased significantly. The 1992 Act also gives OFHEO the authority, after following prescribed procedures, to appoint a conservator. Under OFHEO’s regulations, appointment of a conservator is mandatory, with limited exceptions, if we are critically undercapitalized. OFHEO has discretion under its rules to appoint a conservator if we are significantly undercapitalized and alternative remedies are unavailable. The 1992 Act and OFHEO’s rules also specify other grounds for appointing a conservator.

Statutory Minimum Capital Requirement and OFHEO-directed Minimum Capital Requirement.  OFHEO’s ratio-based minimum capital standard ties our capital requirements to the size of our book of business. For purposes of the statutory minimum capital requirement, we are in compliance if our core capital equals or exceeds our statutory minimum capital requirement. Core capital is defined by statute as the sum of the stated value of outstanding common stock (common stock less treasury stock), the stated value of outstanding non-cumulative perpetual preferred stock, paid-in capital and retained earnings, as determined in accordance with GAAP. Our statutory minimum capital requirement is generally equal to the sum of:

•	2.50% of on-balance sheet assets;

•	0.45% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties; and

•	up to 0.45% of other off-balance sheet obligations, which may be adjusted by the Director of OFHEO under certain circumstances.

Our consent order with OFHEO requires us to maintain a 30% capital surplus over our statutory minimum capital requirement. We refer to this requirement as the “OFHEO-directed minimum capital requirement.” Each quarter, as part of its capital classification announcement, OFHEO publishes our standing relative to the statutory minimum capital requirement and the OFHEO-directed minimum capital requirement. For a description of the amounts by which our core capital exceeded our statutory minimum capital requirement and OFHEO-directed minimum capital requirement as of December 31, 2007 and December 31, 2006, see “Part II—Item 7—MD&A—Liquidity and Capital Management—Capital Management—Capital Classification Measures.”

Statutory Risk-Based Capital Requirement.  OFHEO’s risk-based capital requirement ties our capital requirements to the risk in our book of business, as measured by a stress test model. The stress test simulates our financial performance over a ten-year period of severe economic conditions characterized by both extreme interest rate movements and high mortgage default rates. Simulation results indicate the amount of capital required to survive this prolonged period of economic stress without new business or active risk management action. In addition to this model-based amount, the risk-based capital requirement includes a 30% surcharge to cover unspecified management and operations risks.

Our total capital base is used to meet our risk-based capital requirement. Total capital is defined by statute as the sum of our core capital plus the total allowance for loan losses and reserve for guaranty losses in connection with Fannie Mae MBS, less the specific loss allowance (that is, the allowance required on individually-impaired loans). Each quarter, OFHEO runs a detailed profile of our book of business through the stress test simulation model. The model generates cash flows and financial statements to evaluate our risk and measure our capital adequacy during the ten-year stress horizon. As part of its quarterly capital classification announcement, OFHEO makes these stress test results publicly available. For a description of the amounts by which our total capital exceeded our statutory risk-based capital requirement as of December 31, 2007 and

2006, see “Part II—Item 7—MD&A—Liquidity and Capital Management—Capital Management—Capital Classification Measures.”

In October 2007, OFHEO announced a proposed rule that would change the mortgage loan loss severity formulas used in the regulatory risk-based capital stress test. If adopted, the proposed changes would increase our risk-based capital requirement. Using data from the third and fourth quarters of 2006, OFHEO’s recalculation of the risk-based capital requirement for those periods using the proposed formulas showed that our total capital base would continue to exceed the revised risk-based capital requirements.

Statutory Critical Capital Requirement.  Our critical capital requirement is the amount of core capital below which we would be classified as critically undercapitalized and generally would be required to be placed in conservatorship. Our critical capital requirement is generally equal to the sum of:

•	1.25% of on-balance sheet assets;

•	0.25% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties; and

•	up to 0.25% of other off-balance sheet obligations, which may be adjusted by the Director of OFHEO under certain circumstances.

For a description of the amounts by which our core capital exceeded our statutory critical capital requirement as of December 31, 2007 and 2006, see “Part II—Item 7—MD&A—Liquidity and Capital Management—Capital Management—Capital Classification Measures.”

OFHEO Direction on Interagency Guidance on Nontraditional Mortgages and Subprime Lending

In September 2006 and June 2007, five federal financial regulatory agencies jointly issued guidance on risks posed by nontraditional mortgage products (that is, mortgage products that allow borrowers to defer repayment of principal or interest) and by subprime mortgages. The interagency guidance directed regulated financial institutions that originate nontraditional and subprime mortgage loans to follow prudent lending practices, including following safe and sound underwriting practices and providing borrowers with clear and balanced information about the relative benefits and risks of these products sufficiently early in the process to enable them to make informed decisions. OFHEO directed us to apply the risk management, underwriting and consumer protection principles of the interagency guidance to the mortgage loans and mortgage-related securities that we acquire for our portfolio and for securitization into Fannie Mae MBS. Accordingly, we have made changes to our underwriting standards implementing the interagency guidance.

Recent Legislative Developments and Possible Changes in Our Regulations and Oversight

In February 2008, Congress passed legislation that temporarily increases the conforming loan limit in high-cost metropolitan areas for loans originated between July 1, 2007 and December 31, 2008. For a one-family residence, the loan limit increased to 125% of the area’s median house price, up to a maximum of 175% of the otherwise applicable loan limit. The Securities Industry and Financial Markets Association has initially determined that mortgage-related securities backed by these “jumbo conforming” loans are not eligible to be traded in the TBA market. The TBA, or “to be announced,” securities market is a forward, or delayed delivery, market for mortgage-related securities backed by 30-year and 15-year single-family mortgage loans issued by us and other agency issuers. Most of our single-class, single-family Fannie Mae MBS are sold by lenders in the TBA market. Accordingly, the inability of mortgage-related securities backed by jumbo conforming mortgages to trade in this market may limit the liquidity of these securities and make the execution less favorable. In addition, we will be required to implement changes to our systems in order to be able to acquire and securitize jumbo conforming loans, particularly due to the variation in the conforming loan limit by metropolitan statistical area.

There is legislation pending before the U.S. Congress that would change the regulatory framework under which we, Freddie Mac and the Federal Home Loan Banks operate. On May 22, 2007, the House of Representatives approved a bill that would establish a new, independent regulator for us and the other GSEs, with broad authority over both safety and soundness and mission.

As of the date of this filing, one GSE reform bill has been introduced in the Senate and another is expected. For a description of how the changes in the regulation of our business contemplated by these GSE reform bills and other legislative proposals could materially adversely affect our business and earnings, see “Item 1A—Risk Factors.”

EXECUTIVE OFFICERS

Our current executive officers are listed below. They have provided the following information about their principal occupation, business experience and other matters.

Daniel H. Mudd, 49, has served as President and Chief Executive Officer of Fannie Mae since June 2005. Mr. Mudd previously served as Vice Chairman of Fannie Mae’s Board of Directors and interim Chief Executive Officer, from December 2004 to June 2005, and as Vice Chairman and Chief Operating Officer from February 2000 to December 2004. Prior to his employment with Fannie Mae, Mr. Mudd was President and Chief Executive Officer of GE Capital, Japan, a diversified financial services company and a wholly-owned subsidiary of the General Electric Company, from April 1999 to February 2000. He also served as President of GE Capital, Asia Pacific, from May 1996 to June 1999. Mr. Mudd has served as a director of the Fannie Mae Foundation since March 2000, serving as Chairman since June 2005, interim Chairman from December 2004 to June 2005, and Vice Chairman from September 2003 to December 2004. Mr. Mudd serves as a director of Fortress Investment Group LLC. Mr. Mudd has been a Fannie Mae director since February 2000.

Kenneth J. Bacon, 53, has been Executive Vice President—Housing and Community Development since July 2005. He was interim head of Housing and Community Development from January 2005 to July 2005. He was Senior Vice President—Multifamily Lending and Investment from May 2000 to January 2005, and Senior Vice President—American Communities Fund from October 1999 to May 2000. From August 1998 to October 1999 he was Senior Vice President of the Community Development Capital Corporation. He was Senior Vice President of Fannie Mae’s Northeastern Regional Office in Philadelphia from May 1993 to August 1998. Mr. Bacon has served as a director of the Fannie Mae Foundation since January 1995 and as Vice Chairman since January 2005. Mr. Bacon is also a director of Comcast Corporation and the Corporation for Supportive Housing. He is a member of the Executive Leadership Council and the Real Estate Round Table.

Enrico Dallavecchia, 46, has been Executive Vice President and Chief Risk Officer since June 2006. Prior to joining Fannie Mae, Mr. Dallavecchia was with JP Morgan Chase, where he served as Head of Market Risk for Retail Financial Services, Chief Investment Office and Asset Wealth Management from April 2005 to May 2006 and as Market Risk Officer for Global Treasury, Retail Financial Services, Credit Cards and Proprietary Positioning Division and Co-head of Market Risk Technology from December 1998 to March 2005.

Linda K. Knight, 58, has been Executive Vice President—Enterprise Operations since April 2007. Prior to her present appointment, Ms. Knight served as Executive Vice President—Capital Markets from March 2006 to April 2007. Before that, Ms. Knight served as Senior Vice President and Treasurer from February 1993 to March 2006, and Vice President and Assistant Treasurer from November 1986 to February 1993. Ms. Knight held the position of Director, Treasurer’s Office from November 1984 to November 1986, and Assistant Director, Treasurer’s Office from February 1984 to November 1984. Ms. Knight joined Fannie Mae in August 1982 as a senior market analyst.

Robert J. Levin, 52, has been Executive Vice President and Chief Business Officer since November 2005. Mr. Levin was Fannie Mae’s interim Chief Financial Officer from December 2004 to January 2006. Prior to that position, Mr. Levin was the Executive Vice President of Housing and Community Development from June 1998 to December 2004. From June 1990 to June 1998, he was Executive Vice President—Marketing. Mr. Levin joined Fannie Mae in 1981. Mr. Levin has previously served as a director and as treasurer of the Fannie Mae Foundation.

Thomas A. Lund, 49, has been Executive Vice President—Single-Family Mortgage Business since July 2005. He was interim head of Single-Family Mortgage Business from January 2005 to July 2005 and Senior Vice President—Chief Acquisitions Office from January 2004 to January 2005. Mr. Lund served as Senior Vice President—Investor Channel from August 2000 to January 2004, Senior Vice President—Southwestern

Regional Office, Dallas, Texas from July 1996 to July 2000, and Vice President for marketing from January 1995 to July 1996.

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

Peter S. Niculescu, 48, has been Executive Vice President—Capital Markets (previously Mortgage Portfolio) since November 2002. Mr. Niculescu joined Fannie Mae in March 1999 as Senior Vice President—Portfolio Strategy and served in that position until November 2002.

William B. Senhauser, 45, has been Senior Vice President and Chief Compliance Officer since December 2005. Prior to his present appointment, Mr. Senhauser was Vice President for Regulatory Agreements and Restatement from October 2004 to December 2005, Vice President for Operating Initiatives from January 2003 to September 2004, and Vice President, Deputy General Counsel from November 2000 to January 2003. Mr. Senhauser joined Fannie Mae in 2000 as Vice President for Fair Lending.

Stephen M. Swad, 46, has been Executive Vice President and Chief Financial Officer since August 2007. Mr. Swad previously served as Executive Vice President and Chief Financial Officer Designate from May 2007 to August 2007. Prior to joining Fannie Mae, Mr. Swad was Executive Vice President and Chief Financial Officer at AOL, LLC, from February 2003 to February 2007. Before joining AOL, Mr. Swad served as Executive Vice President of Finance and Administration at Turner Broadcasting System Inc.’s Turner Entertainment Group, from April 2002 to February 2003. From 1998 through 2002, he was with Time Warner, where he served in various corporate finance roles. Mr. Swad also previously served as a partner in KPMG’s national office and as the Deputy Chief Accountant at the U.S. Securities and Exchange Commission.

Beth A. Wilkinson, 45, has been Executive Vice President—General Counsel and Corporate Secretary since February 2006. Prior to joining Fannie Mae, Ms. Wilkinson was a partner and Co-Chair, White Collar Practice Group at Latham & Watkins LLP, from 1998 to 2006. Before joining Latham, she served at the Department of Justice as a prosecutor and special counsel for U.S. v. McVeigh and Nichols from 1996 to 1998. During her tenure at the Department of Justice, Ms. Wilkinson was appointed principal deputy of the Terrorism & Violent Crime Section in 1995, and served as Special Counsel to the Deputy Attorney General from 1995 to 1996. Ms. Wilkinson also served as an Assistant U.S. Attorney in the Eastern District of New York from 1991 to 1995. Prior to that time, Ms. Wilkinson was a Captain in the U.S. Army serving as an assistant to the general counsel of the Army for Intelligence & Special Operations from 1987 to 1991. Ms. Wilkinson serves on the board of directors of Equal Justice Works.

Michael J. Williams, 50, has been Executive Vice President and Chief Operating Officer since November 2005. Mr. Williams was Fannie Mae’s Executive Vice President for Regulatory Agreements and Restatement from February 2005 to November 2005. Mr. Williams also served as President—Fannie Mae eBusiness from July 2000 to February 2005 and as Senior Vice President—e-commerce from July 1999 to July 2000. Prior to this, Mr. Williams served in various roles in the Single-Family and Corporate Information Systems divisions of the company. Mr. Williams joined Fannie Mae in 1991.

EMPLOYEES

As of December 31, 2007, we employed approximately 5,700 personnel, including full-time and part-time employees, term employees and employees on leave.

WHERE YOU CAN FIND ADDITIONAL INFORMATION

SEC Reports

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

Information about Certain Securities Issuances by Fannie Mae

Pursuant to SEC regulations, public companies are required to disclose certain information when they incur a material direct financial obligation or become directly or contingently liable for a material obligation under an off-balance sheet arrangement. The disclosure must be made on a current report on Form 8-K under Item 2.03 or, if the obligation is incurred in connection with certain types of securities offerings, in prospectuses for that offering that are filed with the SEC.

Fannie Mae’s securities offerings are exempted from SEC registration requirements. As a result, we are not required to and do not file registration statements or prospectuses with the SEC with respect to our securities offerings. To comply with the disclosure requirements of Form 8-K relating to the incurrence of material financial obligations, we report our incurrence of these types of material obligations either in offering circulars or prospectuses (or supplements thereto) that we post on our Web site or in a current report on Form 8-K, in accordance with a “no-action” letter we received from the SEC Staff. In cases where the information is disclosed in a prospectus or offering circular posted on our Web site, the document will be posted on our Web site within the same time period that a prospectus for a non-exempt securities offering would be required to be filed with the SEC.

The Web site address for disclosure about our debt securities is www.fanniemae.com/debtsearch. From this address, investors can access the offering circular and related supplements for debt securities offerings under Fannie Mae’s universal debt facility, including pricing supplements for individual issuances of debt securities.

Disclosure about our off-balance sheet obligations pursuant to some of the MBS we issue can be found at www.fanniemae.com/mbsdisclosure. From this address, investors can access information and documents about our MBS, including prospectuses and related prospectus supplements.

We are providing our Web site addresses and the Web site address of the SEC solely for your information. Information appearing on our Web site or on the SEC’s Web site is not incorporated into this annual report on Form 10-K.

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

Among the forward-looking statements in this report are statements relating to:

•	our expectations regarding the future of the housing and mortgage markets, including our expectation of continued housing market weakness in 2008 and our expectations relating to declines in home prices and slower growth in mortgage debt outstanding in 2008;

•	our expectations regarding our housing goals and subgoals performance;

•	our expectations that our single-family guaranty book of business will grow at a faster rate than the rate of overall growth in U.S. residential mortgage debt outstanding, and our guaranty fee income will continue to increase during 2008;

•	our expectation that the fair value of our net assets will decline in 2008 from the estimated fair value of $35.8 billion as of December 31, 2007;

•	our belief that we will collect all original contractual principal and interest payments on the substantial majority of our cured loans;

•	our belief that our change in practice to decrease the number of optional delinquent loan purchases from our single-family MBS trusts will not materially affect our reserve for guaranty losses;

•	our expectation that our credit-related expenses and credit losses will continue to increase in 2008;

•	our expectation that our actual future credit losses will be significantly less than the fair value of our guaranty obligations;

•	our expectation that the substantial majority of our MBS guaranty transactions will generate positive economic returns over the lives of the related MBS because, based on our experience, we expect our guaranty fees to exceed our incurred credit losses;

•	our expectation of continued volatility in our results of operations and financial condition;

•	our expectation that, based on the composition of our derivatives, we will experience derivatives losses and decreases in the aggregate estimated fair value of our derivatives when interest rates decline;

•	our expectation that changes in the fair value of our trading securities will generally move inversely to changes in the fair value of our derivatives;

•	our expectation that we may sell LIHTC investments in the future if we believe that the economic return from the sale will be greater than the benefit we would receive from continuing to hold these investments;

•	our expectation that we will use our remaining tax credits generated by our investments in housing tax credit partnerships to reduce our federal income tax liability in future years, and our expectation that our effective tax rate will continue to vary significantly from our 35% statutory rate;

•	our belief that our delinquencies and foreclosures will increase in 2008;

•	our belief that market conditions will offer us opportunities in 2008 to build a stronger competitive position within our market;

•	our belief that our sources of liquidity will remain adequate to meet both our short-term and long-term funding needs;

•	our estimated capital classification measures;

•	our belief that we will maintain a sufficient amount of core capital to continue to meet our statutory and OFHEO-directed minimum capital requirements through 2008;

•	our expectation that housing, mortgage and credit market conditions will continue to negatively affect our earnings and the amount of our core capital in 2008;

•	our expectation that we may take one or more of the following actions to meet our regulatory capital requirements if the current challenging market conditions are significantly worse than anticipated in 2008: reducing the size of our investment portfolio through liquidations or by selling assets; issuing preferred, convertible preferred or common stock; reducing or eliminating our common stock dividend; forgoing purchase and guaranty opportunities; and changing our current business practices to reduce our losses and expenses;

•	our belief that we would be able to issue preferred securities in the future if necessary;

•	our estimate of the effect of hypothetical declines in home prices on our credit losses; and

•	our estimate of the effect of hypothetical changes in interest rates on the fair value of our financial instruments.

Forward-looking statements reflect our management’s expectations or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this report, including those factors described in “Item 1A—Risk Factors” of this report.

Readers are cautioned to place forward-looking statements in this report or that we make from time to time into proper context by carefully considering the factors discussed in “Item 1A—Risk Factors” in evaluating these forward-looking statements. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise, except as required under the federal securities laws.

Item 1A.	Risk Factors

This section identifies specific risks that should be considered carefully in evaluating our business. The risks described in “Company Risks” are specific to us and our business, while those described in “Risks Relating to Our Industry” relate to the industry in which we operate. Any of these risks could adversely affect our business, earnings, cash flows or financial condition. We believe that these risks represent the material risks relevant to us, our business and our industry, but new material risks to our business may emerge that we are currently unable to predict. The risks discussed below could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Refer to “Part II—Item 7—MD&A—Risk Management” for a more detailed description of the primary risks to our business and how we seek to manage those risks.

COMPANY RISKS

Increased delinquencies and credit losses relating to the mortgage assets that we own or that back our guaranteed Fannie Mae MBS continue to adversely affect our earnings, financial condition and capital position.

We are exposed to credit risk relating to both the mortgage assets that we hold in our investment portfolio and the mortgage assets that back our guaranteed Fannie Mae MBS. Borrowers of mortgage loans that we own or that back our guaranteed Fannie Mae MBS may fail to make required payments of principal and interest on those loans, exposing us to the risk of credit losses.

We have experienced increased mortgage loan delinquencies and credit losses, which had a material adverse effect on our earnings, financial condition and capital position in 2007. Weak economic conditions in the Midwest and home price declines on a national basis, particularly in Florida, California, Nevada and Arizona, increased our single-family serious delinquency rate and contributed to higher default rates and loan loss severities in 2007. We are experiencing high serious delinquency rates and credit losses across our conventional single-family mortgage credit book of business, especially for loans to borrowers with low credit scores and loans with high loan-to-value (“LTV”) ratios. In addition, in 2007 we experienced particularly rapid increases in serious delinquency rates and credit losses in some higher risk loan categories, such as Alt-A loans, adjustable-rate loans, interest-only loans, negative amortization loans, loans made for the purchase of condominiums and loans with second liens. Many of these higher risk loans were originated in 2006 and the first half of 2007. Refer to “Part II—Item 7—MD&A—Risk Management—Credit Risk Management—Mortgage Credit Risk Management” for the percentage that each of these loan categories represents of our total conventional single-family mortgage credit book of business.

We expect these trends to continue and that we will experience increased delinquencies and credit losses in 2008 as compared with 2007. The amount by which delinquencies and credit losses will increase in 2008 will depend on a variety of factors, including the extent of national and regional declines in home prices, interest rates and employment rates. In particular, we expect that the onset of a recession, either in the United States as a whole or in specific regions of the country, would significantly increase the level of our delinquencies and credit losses. Increases in our credit-related expenses would reduce our earnings and adversely affect our capital position and financial condition.

We may experience further write-downs and losses relating to our investment securities due to volatile and illiquid market conditions, which could adversely affect our earnings, liquidity, capital position and financial condition.

During 2007, we experienced an increase in losses on trading securities and in unrealized losses on available-for-sale securities due to a significant widening of credit spreads. Our net losses on trading securities totaled $365 million in 2007. In addition, we recorded $814 million in other-than-temporary impairment on available-for-sale securities in 2007. Of this amount, $160 million related to other-than-temporary impairment on our investments in subprime private-label securities. We also recorded in accumulated other comprehensive income (“AOCI”) an additional $3.3 billion in unrealized losses on Alt-A and subprime private-label securities classified as available-for-sale. We have not recognized other-than-temporary impairment with respect to these securities because we believe it is probable we will collect all of the contractual amounts due and we currently have the intent and ability to hold these securities until they recover their value or until maturity. As market conditions continue to evolve, however, the fair value of these securities could decline further. The credit ratings of some of the subprime and Alt-A private-label securities held in our portfolio have been downgraded or placed under review for possible downgrade in recent months. Mortgage loan delinquencies and credit losses have also increased in recent months, particularly in the subprime and Alt-A sectors. If, in the future, we determine that additional subprime and Alt-A private-label securities classified as available-for-sale and in unrealized loss positions have become other-than-temporarily impaired, or if we change our investment intent with respect to these securities and no longer expect to hold the securities until they recover their value or until maturity, we would experience further significant losses or other-than-temporary impairment relating to these securities. See “Part II—Item 7—MD&A—Consolidated Balance Sheet Analysis—Investments in Alt-A and Subprime Mortgage-Related Securities” for more detailed information on our investments in private-label securities backed by subprime and Alt-A loans.

The significant widening of credit spreads that has occurred since July 2007 also could further reduce the fair value of our other investment securities, particularly those securities that are less liquid and more subject to volatility, such as commercial mortgage-backed securities and mortgage revenue bonds. As a result, we also could experience further significant losses or other-than-temporary impairment on other investment securities in our mortgage portfolio or our liquid investment portfolio.

In addition, market illiquidity has increased the amount of management judgment required to value certain of our securities. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the value of our investment securities in the future. If we decide to sell any of these securities, the price we ultimately realize will depend on the demand and liquidity in the market at that time and may be materially lower than their current fair value. Any of these factors could require us to take further write-downs in the value of our investment portfolio, which would have an adverse effect on our earnings, liquidity, capital position and financial condition in the future.

Continued declines in our earnings would have a negative effect on our regulatory capital position.

We are required to meet various capital standards, including a requirement that our core capital equal or exceed both our statutory minimum capital requirement and a higher OFHEO-directed minimum capital requirement. Our retained earnings are a component of our core capital. Accordingly, the level of our core capital can fluctuate significantly depending on our financial results. We recorded a net loss of $2.1 billion in 2007. We expect some or all of the market conditions that contributed to this loss to continue and therefore to continue to adversely affect our earnings and, as a result, the amount of our core capital. In order to continue to meet our statutory and OFHEO-directed minimum capital requirements, we may be required to take actions, or refrain from taking actions, to ensure that we maintain or increase our core capital. These actions have included, and in the future may include, reducing the size of our investment portfolio through liquidations or by selling assets at a time when we believe that it would be economically advantageous to continue to hold the assets, limiting or forgoing attractive opportunities to acquire or securitize assets, reducing or eliminating our common stock dividend, and issuing additional preferred equity securities, which in general is a more expensive method of funding our operations than issuing debt securities. We also may issue convertible preferred securities or additional shares of common stock to maintain or increase our core capital, which we expect would dilute the investment in the company of the existing holders of our common stock. These actions also may reduce our future earnings.

We depend on our institutional counterparties to provide services that are critical to our business. If one or more of our institutional counterparties defaults on its obligations to us or becomes insolvent, it could materially adversely affect our earnings, liquidity, capital position and financial condition.

We face the risk that one or more of our institutional counterparties may fail to fulfill their contractual obligations to us. Our primary exposures to institutional counterparty risk are with: mortgage servicers that service the loans we hold in our investment portfolio or that back our Fannie Mae MBS; third-party providers of credit enhancement on the mortgage assets that we hold in our investment portfolio or that back our Fannie Mae MBS, including mortgage insurers, lenders with risk sharing arrangements, and financial guarantors; custodial depository institutions that hold principal and interest payments for Fannie Mae MBS certificateholders; issuers of securities held in our liquid investment portfolio; and derivatives counterparties. Refer to “Part II—Item 7—MD&A—Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management” for a detailed description of the risk posed by each of these types of counterparties.

The challenging mortgage and credit market conditions have adversely affected, and will likely continue to adversely affect, the liquidity and financial condition of a number of our institutional counterparties, particularly those whose businesses are concentrated in the mortgage industry. One or more of these institutions may default in its obligations to us for a number of reasons, such as changes in financial condition that affect their credit ratings, a reduction in liquidity, operational failures or insolvency. Several of our institutional counterparties have experienced ratings downgrades and liquidity constraints, including Countrywide Financial Corporation and its affiliates, which is our largest lender customer and mortgage servicer. These and other key institutional counterparties may become subject to serious liquidity problems that, either temporarily or permanently, negatively affect the viability of their business plans or reduce their access to funding sources. The financial difficulties that a number of our institutional counterparties are currently experiencing may negatively affect the ability of these counterparties to meet their obligations to us and the amount or quality of the products or services they provide to us. A default by a counterparty with significant obligations to us could result in significant financial losses to us and could materially adversely affect our ability to conduct our operations, which would adversely affect our earnings, liquidity, capital position and financial condition.

Our business with many of our institutional counterparties is heavily concentrated, which increases the risk that we could experience significant losses if one or more of our institutional counterparties defaults in its obligations to us or becomes insolvent.

Our business with our lender customers, mortgage servicers, mortgage insurers, financial guarantors, custodial depository institutions and derivatives counterparties is heavily concentrated. For example, ten single-family mortgage servicers serviced 74% of our single-family mortgage credit book of business as of December 31, 2007. In addition, Countrywide Financial Corporation and its affiliates, our largest single-family mortgage servicer, serviced 23% of our single-family mortgage credit book of business as of December 31, 2007. Also, seven mortgage insurance companies provided over 99% of our total mortgage insurance coverage of $104.1 billion as of December 31, 2007, and our ten largest custodial depository institutions held 89% of our $32.5 billion in deposits for scheduled MBS payments in December 2007.

Moreover, many of our counterparties provide several types of services to us. For example, many of our lender customers or their affiliates also act as mortgage servicers, custodial depository institutions and document custodians for us. Accordingly, if one of these counterparties were to become insolvent or otherwise default on its obligations to us, it could harm our business and financial results in a variety of ways. A default by any counterparty with significant obligations to us could adversely affect our ability to conduct our operations efficiently and at cost-effective rates, which in turn could materially adversely affect our earnings, liquidity, capital position and financial condition. Refer to “Part II—Item 7—MD&A—Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management” for a detailed description of our business concentrations with each type of counterparty.

We have several key lender customers, and the loss of business volume from any one of these customers could adversely affect our business and result in a decrease in our market share and earnings.

Our ability to generate revenue from the purchase and securitization of mortgage loans depends on our ability to acquire a steady flow of mortgage loans from the originators of those loans. We acquire a significant portion of our mortgage loans from several large mortgage lenders. During 2007, our top five lender customers accounted for approximately 56% of our single-family business volume. Accordingly, maintaining our current business relationships and business volumes with our top lender customers is critical to our business. Some of our lender customers are experiencing, or may experience in the future, liquidity problems that would affect the volume of business they are able to generate. If any of our key lender customers significantly reduces the volume or quality of mortgage loans that the lender delivers to us or that we are willing to buy from them, we could lose significant business volume that we might be unable to replace, which could adversely affect our business and result in a decrease in our market share and earnings. In addition, a significant reduction in the volume of mortgage loans that we securitize could reduce the liquidity of Fannie Mae MBS, which in turn could have an adverse effect on their market value.

Our largest lender customer, Countrywide Financial Corporation and its affiliates, accounted for approximately 28% of our single-family business volume during 2007. In January 2008, Bank of America Corporation announced that it had reached an agreement to purchase Countrywide Financial Corporation. Together, Bank of America and Countrywide accounted for approximately 32% of our single-family business volume in 2007. We cannot predict at this time whether or when this merger will be completed and what effect the merger, if completed, will have on our relationship with Countrywide and Bank of America. Following the merger, we could lose significant business volume that we might be unable to replace, which could adversely affect our business and result in a decrease in our earnings and market share.

Changes in option-adjusted spreads or interest rates, or our inability to manage interest rate risk successfully, could have a material adverse effect on our earnings, liquidity, capital position and financial condition.

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

Option-adjusted spread risk is the risk that the option-adjusted spreads on our mortgage assets relative to those on our funding and hedging instruments (referred to as the “OAS of our net mortgage assets”) may increase or decrease. These increases or decreases may be a result of market supply and demand dynamics. A widening, or increase, of the OAS of our net mortgage assets typically causes a decline in the fair value of the company and a decrease in our earnings and capital. A narrowing, or decrease, of the OAS of our net mortgage assets reduces our opportunities to acquire mortgage assets and therefore could have a material adverse effect on our future earnings and financial condition. We do not attempt to actively manage or hedge the impact of changes in the OAS of our net mortgage assets after we purchase mortgage assets, other than through asset monitoring and disposition.

Changes in interest rates could have a material adverse effect on our earnings, liquidity, capital position and financial condition. Our ability to manage interest rate risk depends on our ability to issue debt instruments with a range of maturities and other features at attractive rates and to engage in derivative transactions. We must exercise judgment in selecting the amount, type and mix of debt and derivative instruments that will most effectively manage our interest rate risk. The amount, type and mix of financial instruments we select may not offset possible future changes in the spread between our borrowing costs and the interest we earn on our mortgage assets.

We rely on internal models to manage risk and to make business decisions. Our business could be adversely affected if those models fail to produce reliable results.

We make significant use of business and financial models to measure and monitor our risk exposures. The information provided by these models is also used in making business decisions relating to strategies, initiatives, transactions and products. Models are inherently imperfect predictors of actual results because they are based on data available to us and our assumptions about factors such as future loan demand, prepayment speeds, default rates, severity rates and other factors that may overstate or understate future experience. When market conditions change rapidly and dramatically, as they have since July of 2007, the assumptions that we use for our models may not keep pace with changing conditions. Incorrect data or assumptions in our models are likely to produce unreliable results. If our models fail to produce reliable results, we may not make appropriate risk management or business decisions, which could adversely affect our earnings, liquidity, capital position and financial condition.

In many cases, our accounting policies and methods, which are fundamental to how we report our financial condition and results of operations, require management to make judgments and estimates about matters that are inherently uncertain. Management also may rely on the use of models in making estimates about these matters.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in applying many of these accounting policies and methods so that these policies and methods comply with GAAP and reflect management’s judgment of the most appropriate manner to report our financial condition and results of operations. In some cases, management must select the appropriate accounting policy or method from two or more alternatives, any of which might be reasonable under the circumstances but might affect the amounts of assets, liabilities, revenues and expenses that we report. See “Notes to Consolidated Financial Statements—Note 1, Summary of Significant Accounting Policies” for a description of our significant accounting policies.

We have identified three accounting policies as critical to the presentation of our financial condition and results of operations. These accounting policies are described in “Part II—Item 7—MD&A—Critical Accounting Policies and Estimates.” We believe these policies are critical because they require management to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. Due to the complexity of these critical accounting policies, our accounting methods relating to these policies involve substantial use of models. Models are inherently imperfect predictors of actual results because they are based on assumptions, including assumptions about future events. Our models may not include assumptions that reflect very positive or very negative market conditions and, accordingly, our actual results could differ significantly from those generated by our models. As a result, the estimates that we use to prepare our financial statements, as well as our estimates of our future results of operations, may be inaccurate, potentially significantly.

Our ability to operate our business, meet our obligations and generate net interest income depends primarily on our ability to issue substantial amounts of debt frequently and at attractive rates.

The issuance of short-term and long-term debt securities in the domestic and international capital markets is our primary source of funding for our purchases of assets for our mortgage portfolio and for repaying or refinancing our existing debt. Moreover, a primary source of our revenue is the net interest income we earn from the difference, or spread, between the return that we receive on our mortgage assets and our borrowing costs. Our ability to obtain funds through the issuance of debt, and the cost at which we are able to obtain these funds, depends on many factors, including:

•	our corporate and regulatory structure, including our status as a GSE;

•	legislative or regulatory actions relating to our business, including any actions that would affect our GSE status or add additional requirements that would restrict or reduce our ability to issue debt;

•	our credit ratings, including rating agency actions relating to our credit ratings;

•	our financial results and changes in our financial condition;

•	significant events relating to our business or industry;

•	the public’s perception of the risks to and financial prospects of our business or industry;

•	the preferences of debt investors;

•	the breadth of our investor base;

•	prevailing conditions in the capital markets;

•	foreign exchange rates;

•	interest rate fluctuations;

•	the rate of inflation;

•	competition from other issuers of AAA-rated agency debt;

•	general economic conditions in the U.S. and abroad; and

•	broader trade and political considerations among the U.S. and other countries.

If we are unable to issue debt securities at attractive rates in amounts sufficient to operate our business and meet our obligations, it would have a material adverse effect on our liquidity, earnings and financial condition.

A decrease in our current credit ratings would have an adverse effect on our ability to issue debt on acceptable terms, which would reduce our earnings and materially adversely affect our ability to conduct our normal business operations and our liquidity and financial condition.

Our borrowing costs and our broad access to the debt capital markets depend in large part on our high credit ratings, particularly on our senior unsecured debt. Our ratings are subject to revision or withdrawal at any time by the rating agencies. Any reduction in our credit ratings could increase our borrowing costs, limit our access to the capital markets and trigger additional collateral requirements under our derivatives contracts and other borrowing arrangements. A substantial reduction in our credit ratings would reduce our earnings and materially adversely affect our liquidity, our ability to conduct our normal business operations and our financial condition. Our credit ratings and ratings outlook is included in “Part II—Item 7—MD&A—Liquidity and Capital Management—Liquidity—Credit Ratings and Risk Ratings.”

Our business is subject to laws and regulations that restrict our activities and operations, which may adversely affect our earnings, liquidity and financial condition.

As a federally chartered corporation, we are subject to the limitations imposed by the Charter Act, extensive regulation, supervision and examination by OFHEO and HUD, and regulation by other federal agencies, including the Department of the Treasury and the SEC. We are also subject to many laws and regulations that affect our business, including those regarding taxation and privacy. In addition, the policy, approach or regulatory philosophy of these agencies can materially affect our business.

Regulation by OFHEO could adversely affect our earnings and financial condition.  OFHEO has broad authority to regulate our operations and management in order to ensure our financial safety and soundness. For example, pursuant to our consent order with OFHEO, we currently may not increase our net mortgage portfolio assets above a specified amount that is adjusted on a quarterly basis, and we are required to maintain a 30% capital surplus over our statutory minimum capital requirement. These restrictions limit the amount of mortgage assets that we are able to purchase and securitize, which limits our ability to grow our mortgage credit book of business. As a result, these restrictions could negatively impact our earnings. Similarly, any new or additional regulations that OFHEO may adopt in the future could adversely affect our future earnings and financial condition. If we fail to comply with any of our agreements with OFHEO or with any OFHEO regulation, including those relating to our capital requirements, we may incur penalties and could be subject to further restrictions on our activities and operations, or to investigation and enforcement actions by OFHEO.

Regulation by HUD and Charter Act limitations could adversely affect our market share, earnings and financial condition.  HUD supervises our compliance with the Charter Act, which defines our permissible business activities. For example, we may not purchase single-family loans in excess of the conforming loan limits. In addition, under the Charter Act, our business is limited to the U.S. housing finance sector. As a result of these limitations on our ability to diversify our operations, our financial condition and earnings depend almost entirely on conditions in a single sector of the U.S. economy, specifically, the U.S. housing market. Our substantial reliance on conditions in the U.S. housing market may adversely affect the investment returns we are able to generate. In addition, the Secretary of HUD must approve any new Fannie Mae conventional mortgage program that is significantly different from those that we engaged in or that had been approved prior to the enactment of the 1992 Act. As a result, our ability to respond quickly to changes in market conditions by offering new programs designed to respond to these changes is subject to HUD’s prior approval process. These restrictions on our business operations may negatively affect our ability to compete successfully with other companies in the mortgage industry from time to time, which in turn may reduce our market share, our earnings and our financial condition.

HUD has established housing goals and subgoals for our business. HUD’s housing goals require that a specified portion of our mortgage purchases during each calendar year relate to the purchase or securitization of mortgage loans that finance housing for low- and moderate-income households, housing in underserved areas and qualified housing under the definition of special affordable housing. Most of these goals and subgoals have increased in 2008 over 2007 levels. These increases in goal levels and recent housing and mortgage market conditions, particularly the significant changes in the housing market that began in the third quarter of 2007, have made it increasingly challenging to meet our housing goals and subgoals. If we do not meet any housing goal or enforceable subgoal, we may become subject to increased HUD oversight for the following year or be subject to civil money penalties.

In addition, our efforts to meet the housing goals and subgoals established by HUD have reduced our profitability. In order to obtain business that contributes to our housing goals and subgoals, we made significant adjustments to our mortgage loan acquisition strategies during the past several years. These strategies included entering into some purchase and securitization transactions with lower expected economic returns than our typical transactions. We also relaxed some of our eligibility criteria to obtain goals-qualifying mortgage loans and increased our investments in higher risk mortgage loan products that were more likely to serve the borrowers targeted by HUD’s goals and subgoals. These efforts to meet our housing goals and subgoals often result in our acquisition of higher risk loans, and we typically incur proportionately more credit losses on these loans than on other types of loans. Accordingly, these efforts contributed to our higher credit losses in 2007 and may lead to further increases in our credit losses.

Regulation by the Department of the Treasury could adversely affect our liquidity, earnings and financial condition.  We are subject to regulation by the Department of the Treasury. In June 2006, the Department of the Treasury announced that it would undertake a review of its process for approving our issuances of debt, which could adversely impact our flexibility in issuing debt securities in the future, including our ability to issue securities that are responsive to the marketplace. Because our ability to operate our business, meet our obligations and generate net interest income depends primarily on our ability to issue substantial amounts of debt frequently, any limitations on our ability to issue debt could adversely affect our liquidity, earnings and financial condition. We cannot predict whether the outcome of this review will materially impact our current business activities.

Legislation that would change the regulation of our business could, if enacted, reduce our competitiveness and adversely affect our liquidity, earnings and financial condition.

The U.S. Congress continues to consider legislation that, if enacted, could materially restrict our operations and adversely affect our liquidity, earnings and financial condition. In May 2007, the House of Representatives approved a bill, H.R. 1427, that would establish a new, independent regulator for us and the other GSEs, with broad authority over both safety and soundness and mission. The bill, if enacted into law, would:

•	authorize the regulator to establish standards for measuring the composition and growth of our mortgage investment portfolio;

•	authorize the regulator to increase the level of our required capital, to the extent needed to ensure safety and soundness;

•	require prior regulatory approval and a 30-day public notice and comment period for all new products;

•	restructure the housing goals and change the method for enforcing compliance;

•	authorize, and in some instances require, the appointment of a receiver if we become critically undercapitalized; and

•	require us and Freddie Mac to contribute a percentage of our book of business—the sponsor of the bill has estimated a total contribution by us and Freddie Mac combined of $500 million to $600 million per year—to a fund to support affordable housing.

In addition, in October 2007, the House passed H.R. 2895, a bill to establish a National Affordable Housing Trust Fund to support housing that is affordable to low-income families. This Trust Fund would consist in part of amounts provided by us and Freddie Mac under the affordable housing fund provisions of H.R. 1427. H.R. 2895 does not seek to impose any new obligations on us that do not already exist under H.R. 1427 and is dependent upon passage of H.R. 1427 for funding.

As of the date of this filing, the only comprehensive GSE reform bill that has been introduced in the Senate is S. 1100. This bill is substantially similar to a bill that was approved by the Senate Committee on Banking, Housing, and Urban Affairs in July 2005, and differs from H.R. 1427 in a number of respects. It is expected that a version of GSE reform legislation more similar to H.R. 1427 could be introduced in the Senate, but the timing is uncertain. Further, we cannot predict the content of any Senate bill that may be introduced or its prospects for Committee approval or passage by the full Senate.

In addition, S. 2391, the “GSE Mission Improvement Act,” has been introduced in the Senate. This bill would establish an affordable housing program funded by us and Freddie Mac. The sponsor of the bill has estimated our combined payment under the bill to be $500 million to $900 million per year. The bill would also modify our affordable housing goals and create a new statutory duty to serve specified underserved markets.

Enactment of legislation similar to these bills could significantly increase the costs of our compliance with regulatory requirements and limit our ability to compete effectively in the market, resulting in a material adverse effect on our liquidity, earnings and financial condition. We cannot predict the prospects for the enactment, timing or content of any congressional legislation, or the impact that any enacted legislation could have on our liquidity, earnings or financial condition.

We must evaluate our ability to realize the tax benefits associated with our deferred tax assets quarterly. In the future, we may be required to record a material expense to establish a valuation allowance against our deferred tax assets, which likely would materially adversely affect our earnings, financial condition and capital position.

As of December 31, 2007, we had approximately $13.0 billion in net deferred tax assets on our consolidated balance sheet that we must evaluate for realization on a quarterly basis under Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”). Deferred tax assets refer to assets on our consolidated balance sheets that relate to amounts that may be used to reduce any subsequent period’s income tax expense. Consequently, our ability to use these deferred tax assets in future periods depends on our ability to generate sufficient taxable income in the future.

If, in a future period, negative evidence regarding our ability to realize our deferred tax assets (such as a reduction in our projected future taxable income) outweighed positive evidence, we could be required to record a material expense to establish a valuation allowance against our deferred tax assets at that time. Recording a material expense of this type would likely have a material adverse effect on our earnings, financial condition and capital position. Refer to “Notes to Consolidated Financial Statements—Note 11, Income Taxes” for a description of our deferred tax assets.

Our business faces significant operational risks and an operational failure could materially adversely affect our business and our operations.

Shortcomings or failures in our internal processes, people or systems could have a material adverse effect on our risk management, liquidity, financial condition and results of operations; disrupt our business; and result in legislative or regulatory intervention, damage to our reputation and liability to customers. For example, our business is dependent on our ability to manage and process, on a daily basis, a large number of transactions across numerous and diverse markets. These transactions are subject to various legal and regulatory standards. We rely on the ability of our employees and our internal financial, accounting, cash management, data processing and other operating systems, as well as technological systems operated by third parties, to process these transactions and to manage our business. Due to events that are wholly or partially beyond our control, these employees or third parties could engage in improper or unauthorized actions, or these systems could fail to operate properly, which could lead to financial losses, business disruptions, legal and regulatory sanctions, and reputational damage.

Mortgage fraud could result in significant financial losses and harm to our reputation.

Because we use a process of delegated underwriting in which lenders make specific representations and warranties about the characteristics of the single-family mortgage loans we purchase and securitize, we do not independently verify most borrower information that is provided to us. This exposes us to the risk that one or more of the parties involved in a transaction (the borrower, seller, broker, appraiser, title agent, lender or servicer) will engage in fraud by misrepresenting facts about a mortgage loan. We may experience significant financial losses and reputational damage as a result of mortgage fraud.

We maintain a large volume of private borrower information. If this information is inadvertently exposed, it could result in significant financial losses, legal and regulatory sanctions, and harm to our reputation.

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

Future material weaknesses in our internal control over financial reporting could result in errors in our reported results and could have a material adverse effect on our operations, investor confidence in our business and the trading prices of our securities.

During 2007, we remediated eight material weaknesses in our internal control over financial reporting that existed as of December 31, 2006, as described in “Part II—Item 9A—Controls and Procedures” and in our quarterly report on Form 10-Q for the quarter ended September 30, 2007. In order to remediate these material weaknesses, we implemented many new processes and reporting procedures in 2007. We may not effectively maintain these new controls. Remediated material weaknesses could recur, or we could identify new material weaknesses or significant deficiencies in our internal control over financial reporting that we have not identified to date. Any material weaknesses in our internal control over financial reporting could result in errors in our reported results and have a material adverse effect on our operations, investor confidence in our business and the trading prices of our securities.

Competition in the mortgage and financial services industries may adversely affect our earnings and financial condition.

We compete to acquire mortgage assets for our mortgage portfolio or to securitize mortgage assets into Fannie Mae MBS based on a number of factors, including our speed and reliability in closing transactions, our products and services, the liquidity of Fannie Mae MBS, our reputation and our pricing. We face competition in the secondary mortgage market from other GSEs and from commercial banks, savings and loan institutions, securities dealers, investment funds, insurance companies and other financial institutions. In addition, increased consolidation within the financial services industry has created larger financial institutions, increasing pricing pressure. This competition may adversely affect our earnings and financial condition.

If we are unable to develop, enhance and implement strategies to adapt to changing conditions in the mortgage industry and capital markets, our earnings and financial condition may be adversely affected.

The manner in which we compete and the products for which we compete are affected by changing conditions in the mortgage industry and capital markets. If we do not effectively respond to these changes, or if our strategies to respond to these changes are not as successful as our prior business strategies, our earnings and financial condition could be adversely affected. Additionally, we may not be able to execute any new or enhanced strategies that we adopt to address changing conditions and, even if fully implemented, these strategies may not increase our earnings due to factors beyond our control.

We are subject to pending civil litigation that, if decided against us, could require us to pay substantial judgments, settlements or other penalties.

We are a party to several lawsuits that, if decided against us, could require us to pay substantial judgments, settlements or other penalties, including: a consolidated shareholder class action lawsuit relating to our accounting restatement; a proposed consolidated class action lawsuit alleging violations of the Employee Retirement Income Security Act of 1974 (“ERISA”); a proposed class action lawsuit alleging violations of federal and state antitrust laws and state consumer protection laws in connection with the setting of our guaranty fees; and a proposed class action lawsuit alleging that we violated purported fiduciary duties with respect to certain escrow accounts for FHA-insured multifamily mortgage loans. We are unable at this time to estimate our potential liability in these matters, but may be required to pay substantial judgments, settlements or other penalties and incur significant expenses in connection with these lawsuits, which could have a material adverse effect on our earnings, liquidity and financial condition. More information regarding these lawsuits is included in “Item 3—Legal Proceedings” and “Notes to Consolidated Financial Statements—Note 20, Commitments and Contingencies.”

RISKS RELATING TO OUR INDUSTRY

A continuing, or broader, decline in U.S. home prices or in activity in the U.S. housing market could negatively impact our earnings, capital position and financial condition.

The continued deterioration of the U.S. housing market and national decline in home prices in 2007, along with the expected continued decline in 2008, are likely to result in increased delinquencies or defaults on the mortgage assets we own and that back our guaranteed Fannie Mae MBS. Further, the features of a significant portion of mortgage loans made in recent years, including loans with adjustable interest rates that may reset to higher payments either once or throughout their term, and loans that were made based on limited or no credit or income documentation, also increase the likelihood of future increases in delinquencies or defaults on mortgage loans. An increase in delinquencies or defaults will result in a higher level of credit losses and credit-related expenses, which in turn will reduce our earnings and adversely affect our capital position. Higher credit losses and credit-related expenses also could adversely affect our financial condition.

Our business volume is affected by the rate of growth in total U.S. residential mortgage debt outstanding and the size of the U.S. residential mortgage market. Recently, the rate of growth in total U.S. residential mortgage debt outstanding has slowed sharply in response to the reduced activity in the housing market and national declines in home prices. Total mortgage originations declined by an estimated 10% in 2007 from $2.8 trillion in 2006 to $2.5 trillion in 2007. A decline in the rate of growth in mortgage debt outstanding reduces the number of mortgage loans available for us to purchase or securitize, which in turn could lead to a reduction in our net interest income and guaranty fee income. If we do not continue to increase our share of the secondary mortgage market, this decline in mortgage originations could adversely affect our earnings and financial condition.

Changes in general market and economic conditions in the United States and abroad may adversely affect our earnings and financial condition.

Our earnings and financial condition may be adversely affected by changes in general market and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, the value of the U.S. dollar compared with the value of foreign currencies, the rate of inflation, fluctuations in both the debt and equity capital markets, employment growth and unemployment rates, and the strength of the U.S. national economy and local economies in the United States and economies of other countries with investors that hold our debt. These conditions are beyond our control and may change suddenly and dramatically.

Changes in market and economic conditions could adversely affect us in many ways, including the following:

•	fluctuations in the global debt and equity capital markets, including sudden and unexpected changes in short-term or long-term interest rates, could decrease the fair value of our mortgage assets, derivatives positions and other investments, negatively affect our ability to issue debt at attractive rates, and reduce our net interest income; and

•	a recession or other economic downturn, or rising unemployment, in the United States, either as a whole or in specific regions of the country, could decrease homeowner demand for mortgage loans and increase the number of homeowners who become delinquent or default on their mortgage loans. An increase in delinquencies or defaults would likely result in a higher level of credit losses and credit-related expenses, which would reduce our earnings. Also, decreased homeowner demand for mortgage loans could reduce our guaranty fee income, net interest income and the fair value of our mortgage assets. A recession or other economic downturn could also increase the risk that our counterparties will default on their obligations to us or become insolvent, resulting in a reduction in our earnings and thereby adversely affecting our capital position and financial condition.

Our business is subject to uncertainty as a result of the current disruption in the housing and mortgage markets.

We expect the current disruption in the housing and mortgage markets to continue and worsen in 2008. The disruption has adversely affected the U.S. economy in general and the housing and mortgage markets in particular and likely will continue to do so. In addition, a variety of legislative, regulatory and other proposals have been or may be introduced in an effort to address the disruption. Depending on the scope and nature of legislative, regulatory or other initiatives, if any, that are adopted to respond to this disruption, our earnings, liquidity, capital position and financial condition could be adversely affected.

Defaults by a large financial institution could adversely affect our business and financial markets generally.

We routinely enter into a high volume of transactions with counterparties in the financial services industry. The financial soundness of many financial institutions may be closely interrelated as a result of credit, trading or other relationships between the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity problems, losses or defaults by other institutions. This may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges, with which we interact on a daily basis, and therefore could adversely affect our business.

The occurrence of a major natural or other disaster in the United States could increase our delinquency rates and credit losses or disrupt our business operations and lead to financial losses.

The occurrence of a major natural disaster, terrorist attack or health epidemic in the United States could increase our delinquency rates and credit losses in the affected region or regions, which could have a material adverse effect on our earnings, liquidity and financial condition. For example, we experienced an increase in our delinquency rates and credit losses in 2005 as a result of Hurricane Katrina.

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

We own our principal office, which is located at 3900 Wisconsin Avenue, NW, Washington, DC, as well as additional Washington, DC facilities at 3939 Wisconsin Avenue, NW and 4250 Connecticut Avenue, NW. We also own two office facilities in Herndon, Virginia, as well as two additional facilities located in Reston, Virginia, and Urbana, Maryland. These owned facilities contain a total of approximately 1,459,000 square feet of space. We lease the land underlying the 4250 Connecticut Avenue building pursuant to a ground lease that automatically renews on July 1, 2029 for an additional 49 years unless we elect to terminate the lease by providing notice to the landlord of our decision to terminate at least one year prior to the automatic renewal date. In addition, we lease approximately 428,000 square feet of office space at 4000 Wisconsin Avenue, NW, which is adjacent to our principal office. The present lease term for 4000 Wisconsin Avenue expires in April 2013. We have one additional 5-year renewal option remaining under the original lease. We also lease an additional approximately 471,000 square feet of office space at seven locations in Washington, DC, suburban Virginia and Maryland. We maintain approximately 454,000 square feet of office space in leased premises in Pasadena, California; Atlanta, Georgia; Chicago, Illinois; Philadelphia, Pennsylvania; and Dallas, Texas.

Item 3.	Legal Proceedings

This item describes our material legal proceedings. In addition to the matters specifically described in this item, we are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that do not have a material impact on our business. Litigation claims and proceedings of all types are subject to many factors that generally cannot be predicted accurately.

We record reserves for claims and lawsuits when they are probable and reasonably estimable. We presently cannot determine the ultimate resolution of the matters described below. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, we have not recognized in our consolidated financial statements the potential liability that may result from these matters. If one or more of these matters is determined against us, it could have a material adverse effect on our earnings, liquidity and financial condition.

Securities Class Action Lawsuits

In re Fannie Mae Securities Litigation

Beginning on September 23, 2004, 13 separate complaints were filed by holders of our securities against us, as well as certain of our former officers, in three federal district courts. All of the cases were consolidated and/or transferred to the U.S. District Court for the District of Columbia. The court entered an order naming the Ohio

Public Employees Retirement System and State Teachers Retirement System of Ohio as lead plaintiffs. The lead plaintiffs filed a consolidated complaint on March 4, 2005 against us and certain of our former officers. That complaint was subsequently amended on April 17, 2006 and then again on August 14, 2006. The lead plaintiffs’ second amended complaint also added KPMG LLP and Goldman, Sachs & Co. as additional defendants. The lead plaintiffs allege that the defendants made materially false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5 promulgated thereunder, largely with respect to accounting statements that were inconsistent with the GAAP requirements relating to hedge accounting and the amortization of premiums and discounts. The lead plaintiffs contend that the alleged fraud resulted in artificially inflated prices for our common stock and seek unspecified compensatory damages, attorneys’ fees, and other fees and costs.

On January 7, 2008, the court issued an order that certified the action as a class action, and appointed the lead plaintiffs as class representatives and their counsel as lead counsel. The court defined the class as all purchasers of Fannie Mae common stock and call options and all sellers of publicly traded Fannie Mae put options during the period from April 17, 2001 through December 22, 2004.

On December 12, 2006, we filed suit against KPMG LLP, our former outside auditor and a co-defendant in the shareholder class action suit, in the Superior Court of the District of Columbia. The complaint alleges state law negligence and breach of contract claims related to certain audit and other services provided by KPMG. We filed an amended complaint on February 15, 2008, adding additional allegations. We are seeking compensatory damages in excess of $2 billion to recover costs related to our restatement and other damages. On December 12, 2006, KPMG removed the case to the U.S. District Court for the District of Columbia, and it has been consolidated for pretrial purposes with the shareholder class action suit.

On April 16, 2007, KPMG LLP filed cross-claims against us in this action for breach of contract, fraudulent misrepresentation, fraudulent inducement, negligent misrepresentation and contribution. KPMG amended these cross-claims on February 15, 2008. KPMG is seeking unspecified compensatory, consequential, restitutionary, rescissory and punitive damages, including purported damages related to legal costs, exposure to legal liability, costs and expenses of responding to investigations related to our accounting, lost fees, attorneys’ fees, costs and expenses. Our motion to dismiss certain of KPMG’s cross-claims was denied.

In addition, two individual securities cases were filed by institutional investor shareholders in the U.S. District Court for the District of Columbia. The first case was filed on January 17, 2006 by Evergreen Equity Trust, Evergreen Select Equity Trust, Evergreen Variable Annuity Trust and Evergreen International Trust against us and certain current and former officers and directors. The second individual securities case was filed on January 25, 2006 by 25 affiliates of Franklin Templeton Investments against us, KPMG LLP, and certain current and former officers and directors. On April 27, 2007, KPMG also filed cross-claims against us in this action that are essentially identical to those it alleges in the consolidated shareholder class action case. On June 29, 2006 and then again on August 14 and 15, 2006, the individual securities plaintiffs filed first amended complaints and then second amended complaints. The second amended complaints each added Radian Guaranty Inc. as a defendant.

The individual securities actions asserted various federal and state securities law and common law claims against us and certain of our current and former officers and directors based upon essentially the same alleged conduct as that at issue in the consolidated shareholder class action, and also assert insider trading claims against certain former officers. Both cases sought unspecified compensatory and punitive damages, attorneys’ fees, and other fees and costs. In addition, the Evergreen plaintiffs sought an award of treble damages under state law. The court consolidated these individual securities actions into the consolidated shareholder class action for pretrial purposes and possibly through final judgment.

On July 31, 2007, the court dismissed all of the individual securities plaintiffs’ claims against the current and former officer and director defendants, except for Franklin D. Raines and J. Timothy Howard. In addition, the court dismissed the individual securities plaintiffs’ state law claims and certain of their federal securities law claims against us, Franklin D. Raines, J. Timothy Howard and Leanne Spencer. It also limited the individual securities plaintiffs’ insider trading claims against Franklin D. Raines, J. Timothy Howard and Leanne Spencer. On February 12, 2008 and February 15, 2008, respectively, upon motions by the plaintiffs to dismiss their actions, the court dismissed the individual securities plaintiffs’ separate actions without prejudice to their rights to recover as class members in the consolidated securities class action.

We believe we have valid defenses to the claims in the remaining lawsuits described above and intend to defend these lawsuits vigorously.

Shareholder Derivative Lawsuits

In re Fannie Mae Shareholder Derivative Litigation

Beginning on September 28, 2004, ten plaintiffs filed twelve shareholder derivative actions (i.e., lawsuits filed by shareholder plaintiffs on our behalf) in three different federal district courts and the Superior Court of the District of Columbia against certain of our current and former officers and directors and against us as a nominal defendant. All of these shareholder derivative actions have been consolidated into the U.S. District Court for the District of Columbia and the court entered an order naming Pirelli Armstrong Tire Corporation Retiree Medical Benefits Trust and Wayne County Employees’ Retirement System as co-lead plaintiffs. A consolidated complaint was filed on September 26, 2005 against certain of our current and former officers and directors and against us as a nominal defendant. The consolidated complaint alleges that the defendants purposefully misapplied GAAP, maintained poor internal controls, issued a false and misleading proxy statement and falsified documents to cause our financial performance to appear smooth and stable, and that Fannie Mae was harmed as a result. The claims are for breaches of the duty of care, breach of fiduciary duty, waste, insider trading, fraud, gross mismanagement, violations of the Sarbanes-Oxley Act of 2002, and unjust enrichment. Plaintiffs seek unspecified compensatory damages, punitive damages, attorneys’ fees, and other fees and costs, as well as injunctive relief directing us to adopt certain proposed corporate governance policies and internal controls.

The lead plaintiffs filed an amended complaint on September 1, 2006, which added certain third parties as defendants. The amended complaint also added allegations concerning the nature of certain transactions between these entities and Fannie Mae, and added additional allegations from OFHEO’s May 2006 report on its special investigation of Fannie Mae and from a report by the law firm of Paul, Weiss, Rifkind & Garrison LLP on its investigation of Fannie Mae. On May 31, 2007, the court dismissed this consolidated lawsuit in its entirety against all defendants. On June 27, 2007, plaintiffs filed a Notice of Appeal, which is currently pending with the U.S. Court of Appeals for the District of Columbia.

On September 20, 2007, James Kellmer, a shareholder who had filed one of the derivative actions that was consolidated into the consolidated derivative case, filed a motion for clarification or, in the alternative, for relief of judgment from the Court’s May 31, 2007 Order dismissing the consolidated case. Mr. Kellmer’s motion seeks clarification that the Court’s May 31, 2007 dismissal order does not apply to his January 10, 2005 action, and that his case can now proceed. This motion is pending.

On June 29, 2007, Mr. Kellmer also filed a new derivative action in the U.S. District Court for the District of Columbia. Mr. Kellmer’s new complaint alleges that he made a demand on the Board of Directors on September 24, 2004, and that this new action should now be allowed to proceed. On December 18, 2007, Mr. Kellmer filed an amended complaint that narrowed the list of named defendants to certain of our current and former directors, Goldman Sachs Group, Inc. and us, as a nominal defendant. The factual allegations in Mr. Kellmer’s 2007 amended complaint are largely duplicative of those in the amended consolidated complaint and his amended complaint’s claims are based on theories of breach of fiduciary duty, indemnification, negligence, violations of the Sarbanes-Oxley Act of 2002 and unjust enrichment. His amended complaint seeks unspecified money damages, including legal fees and expenses, disgorgement and punitive damages, as well as injunctive relief.

In addition, on July 6, 2007, Arthur Middleton filed a derivative action in the U.S. District Court for the District of Columbia that is also based on Mr. Kellmer’s alleged September 24, 2004 demand. This complaint names as defendants certain of our current and former officers and directors, the Goldman Sachs Group, Inc., Goldman, Sachs & Co. and us, as a nominal defendant. The allegations in this new complaint are essentially identical to the allegations in the amended consolidated complaint referenced above, and this plaintiff seeks identical relief. On July 27, 2007, Mr. Kellmer filed a motion to consolidate these two new derivative cases and to be appointed lead counsel. We filed a motion to dismiss Mr. Middleton’s complaint for lack of standing on October 3, 2007, and a motion to dismiss Mr. Kellmer’s 2007 complaint for lack of subject matter jurisdiction on October 12, 2007. These motions remain pending.

Arthur Derivative Litigation

On November 26, 2007, Patricia Browne Arthur filed a derivative action in the U.S. District Court for the District of Columbia against certain of our current and former officers and directors and against us as a nominal defendant. The complaint alleges that the defendants wrongfully failed to disclose our exposure to the subprime mortgage crisis and that this failure artificially inflated our stock price and allowed certain of the defendants to profit by selling their shares based on material inside information; and that the Board improperly authorized the company to buy back $100 million in shares while the stock price was artificially inflated. The complaint alleges that the defendants’ actions violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder. It also alleges breaches of fiduciary duty (including duties of care, loyalty, reasonable inquiry, oversight, good faith and supervision); misappropriation of information and breach of fiduciary duties of loyalty and good faith (specifically in connection with stock sales); waste of corporate assets; and unjust enrichment. Plaintiff seeks damages; corporate governance changes; equitable relief in the form of attaching, impounding or imposing a constructive trust on the individual defendants’ assets; restitution; and attorneys’ fees and costs.

ERISA Action

In re Fannie Mae ERISA Litigation (formerly David Gwyer v. Fannie Mae)

On October 15, 2004, David Gwyer filed a proposed class action complaint in the U.S. District Court for the District of Columbia. Two additional proposed class action complaints were filed by other plaintiffs on May 6, 2005 and May 10, 2005. These cases are based on the Employee Retirement Income Security Act of 1974 (“ERISA”) and name us, our Board of Directors’ Compensation Committee and certain of our former and current officers and directors as defendants.

These cases were consolidated on May 24, 2005 in the U.S. District Court for the District of Columbia and a consolidated complaint was filed on June 15, 2005. The plaintiffs in this consolidated ERISA-based lawsuit purport to represent a class of participants in our Employee Stock Ownership Plan between January 1, 2001 and the present. Their claims are based on alleged breaches of fiduciary duty relating to accounting matters. Plaintiffs seek unspecified damages, attorneys’ fees, and other fees and costs, and other injunctive and equitable relief. On July 23, 2007, the Compensation Committee of our Board of Directors filed a motion to dismiss, which remains pending.

We believe we have valid defenses to the claims in this lawsuit and intend to defend this lawsuit vigorously.

Former CEO Arbitration

On September 19, 2005, Franklin D. Raines, our former Chairman and Chief Executive Officer, initiated arbitration proceedings against Fannie Mae before the American Arbitration Association concerning our obligations under his employment agreement. On April 24, 2006, the arbitrator issued a decision regarding the effective date of Mr. Raines’s retirement. As a result of this decision, on November 7, 2006, the parties entered into a consent award, which partially resolved the issue of amounts due Mr. Raines. In accordance with the consent award, we paid Mr. Raines $2.6 million on November 17, 2006 under his employment agreement. By agreement, final resolution of the unresolved issues was deferred until after our accounting restatement results were announced. On June 26, 2007, counsel for Mr. Raines notified the arbitrator that the parties have been unable to resolve the following issues: Mr. Raines’s entitlement to additional shares of common stock under our performance share plan for the three-year performance share cycle that ended in 2003; Mr. Raines’s entitlement to shares of common stock under our performance share plan for the three-year performance share cycles that ended in each of 2004, 2005 and 2006; and Mr. Raines’s entitlement to additional compensation of approximately $140,000.

Antitrust Lawsuits

In re G-Fees Antitrust Litigation

Since January 18, 2005, we have been served with 11 proposed class action complaints filed by single-family borrowers that allege that we and Freddie Mac violated federal and state antitrust and consumer protection statutes by agreeing to artificially fix, raise, maintain or stabilize the price of our and Freddie Mac’s guaranty fees. Two of these cases were filed in state courts. The remaining cases were filed in federal court. The two state court actions were voluntarily dismissed. The federal court actions were consolidated in the U.S. District Court for the District of Columbia. Plaintiffs filed a consolidated amended complaint on August 5, 2005. Plaintiffs in the consolidated action seek to represent a class of consumers whose loans allegedly “contain a guarantee fee set by” us or Freddie Mac between January 1, 2001 and the present. Plaintiffs seek unspecified damages, treble damages, punitive damages, and declaratory and injunctive relief, as well as attorneys’ fees and costs.

We and Freddie Mac filed a motion to dismiss on October 11, 2005, which remains pending.

We believe we have valid defenses to the claims in this lawsuit and intend to defend this lawsuit vigorously.

Escrow Litigation

Casa Orlando Apartments, Ltd., et al. v. Federal National Mortgage Association (formerly known as Medlock Southwest Management Corp., et al. v. Federal National Mortgage Association)

A complaint was filed against us in the U.S. District Court for the Eastern District of Texas (Texarkana Division) on June 2, 2004, in which plaintiffs purport to represent a class of multifamily borrowers whose mortgages are insured under Sections 221(d)(3), 236 and other sections of the National Housing Act and are held or serviced by us. The complaint identified as a proposed class low- and moderate-income apartment building developers who maintained uninvested escrow accounts with us or our servicer. Plaintiffs Casa Orlando Apartments, Ltd., Jasper Housing Development Company and the Porkolab Family Trust No. 1 allege that we violated fiduciary obligations that they contend we owed to borrowers with respect to certain escrow accounts and that we were unjustly enriched. In particular, plaintiffs contend that, starting in 1969, we misused these escrow funds and are therefore liable for any economic benefit we received from the use of these funds. Plaintiffs seek a return of any profits, with accrued interest, earned by us related to the escrow accounts at issue, as well as attorneys’ fees and costs. Our motions to dismiss and for summary judgment with respect to the statute of limitations were denied.

Plaintiffs filed an amended complaint on December 16, 2005. On January 3, 2006, plaintiffs filed a motion for class certification, which remains pending.

We believe we have valid defenses to the claims in this lawsuit and intend to defend this lawsuit vigorously.

Investigation by the New York Attorney General

On November 6, 2007, the New York Attorney General’s Office issued a letter to us discussing that Office’s investigation into appraisal practices in the mortgage industry. The letter also discussed a complaint filed by the Attorney General’s Office against First American Corporation and its subsidiary eAppraiseIT alleging inappropriate appraisal practices engaged in by First American and eAppraiseIT with respect to loans appraised for Washington Mutual, Inc. We are cooperating with the Attorney General and have agreed to appoint an independent examiner to review these matters. On November 7, 2007, the Attorney General’s Office issued a subpoena to us regarding appraisals and valuations as they may relate to our mortgage purchases and securitizations.

Item 4.	Submission of Matters to a Vote of Security Holders

Fannie Mae’s 2007 annual meeting of shareholders was held on December 14, 2007. At the meeting, shareholders voted on the following matters:

1. The election of 12 directors;

2.	The ratification of the selection of Deloitte & Touche LLP as independent registered public accounting firm for 2007;

3. The approval of an amendment to the Fannie Mae Stock Compensation Plan of 2003;

4. A shareholder proposal to require a shareholder advisory vote on executive compensation; and

5. A shareholder proposal to authorize cumulative voting for directors.

The following individuals were elected as directors for a term expiring at the next annual meeting of shareholders.

Director Nominee	Votes FOR	Votes AGAINST

Stephen B. Ashley	755,999,713	77,893,584
Dennis R. Beresford	818,711,560	15,181,737
Louis J. Freeh	819,298,885	14,594,412
Brenda J. Gaines	819,286,524	14,606,773
Karen N. Horn, Ph.D.	817,569,312	16,323,985
Bridget A. Macaskill	821,803,272	12,090,025
Daniel H. Mudd	784,814,206	49,079,091
Leslie Rahl	785,416,196	48,477,101
John C. Sites, Jr.	819,390,506	14,502,791
Greg C. Smith	786,758,170	47,135,127
H. Patrick Swygert	758,606,096	75,287,201
John K. Wulff	785,770,543	48,122,754

In addition to the directors elected by the shareholders, the President of the United States has the authority to appoint five members of Fannie Mae’s Board. The terms of office of the most recent Presidential appointees to Fannie Mae’s Board expired on May 25, 2004, and the President has not reappointed or replaced any of them. Pursuant to the Charter Act, those five board positions will remain open unless and until the President names new appointees.

The selection of Deloitte & Touche LLP as independent registered public accounting firm for 2007 was ratified as follows:

Votes FOR:	823,882,340
Votes AGAINST:	4,042,578
Abstentions:	5,968,379

There were no broker non-votes with respect to the ratification of the selection of Deloitte & Touche LLP.

The amendment to the Fannie Mae Stock Compensation Plan of 2003 was approved as follows:

Votes FOR:	664,953,967
Votes AGAINST:	52,058,653
Abstentions:	7,870,882
Broker non-votes:	109,009,795

A shareholder proposal to require a shareholder advisory vote on executive compensation was not approved as follows:

Votes FOR:	229,905,051
Votes AGAINST:	449,980,640
Abstentions:	44,997,811
Broker non-votes:	109,009,795

A shareholder proposal to authorize cumulative voting for directors was not approved as follows:

Votes FOR:	263,028,695
Votes AGAINST:	455,359,220
Abstentions:	6,495,587
Broker non-votes:	109,009,795

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Quarter	High	Low	Dividend

2006
First quarter	$58.60	$48.41	$0.26
Second quarter	54.53	46.17	0.26
Third quarter	56.31	46.30	0.26
Fourth quarter	62.37	54.40	0.40
2007
First quarter	$60.44	$51.88	$0.40
Second quarter	69.94	53.30	0.50
Third quarter	70.57	56.19	0.50
Fourth quarter	68.60	26.38	0.50

Dividends

The table set forth under “Common Stock Data” above presents the dividends we declared on our common stock from the first quarter of 2006 through and including the fourth quarter of 2007. In January 2008, the Board of Directors decreased the common stock dividend to $0.35 per share, beginning with the first quarter of 2008. Our Board of Directors will continue to assess dividend payments for each quarter based upon the facts and conditions existing at the time.

Our payment of dividends is subject to certain restrictions, including the submission of prior notification to OFHEO detailing the rationale and process for the proposed dividend and prior approval by the Director of OFHEO of any dividend payment that would cause our capital to fall below specified capital levels. See “Part I—Item 1—Business—Our Charter and Regulation of Our Activities—Regulation and Oversight of Our Activities—OFHEO Regulation—Capital Adequacy Requirements” for a description of these restrictions. Payment of dividends on our common stock is also subject to the prior payment of dividends on our 15 series of preferred stock, representing an aggregate of 466,375,000 shares outstanding as of December 31, 2007. Annual dividends declared on the shares of our preferred stock outstanding totaled $503 million for the year ended December 31, 2007. See “Notes to Consolidated Financial Statements—Note 17, Preferred Stock” for detailed information on our preferred stock dividends.

Holders

As of January 31, 2008, we had approximately 21,000 registered holders of record of our common stock, including holders of our restricted stock.

Recent Sales of Unregistered Securities

First Quarter 2007

Information about sales and issuances of our unregistered securities during the quarter ended March 31, 2007 was provided in a current report on Form 8-K filed with the SEC on May 9, 2007.

Second Quarter 2007

Information about sales and issuances of our unregistered securities during the quarter ended June 30, 2007 was provided in a current report on Form 8-K filed with the SEC on August 9, 2007.

Third Quarter 2007

Information about sales and issuances of our unregistered securities during the quarter ended September 30, 2007 was provided in our quarterly report on Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007.

Fourth Quarter 2007

Under the Fannie Mae Stock Compensation Plan of 1993 and the Fannie Mae Stock Compensation Plan of 2003 (the “Plans”), we regularly provide stock compensation to employees and members of the Board of Directors to attract, motivate and retain these individuals and promote an identity of interests with shareholders.

During the quarter ended December 31, 2007, we issued 299,556 shares of common stock upon the exercise of stock options for an aggregate exercise price of approximately $15.5 million, of which approximately $5.9 million was paid in cash and the remainder was paid by the delivery to us of 151,885 shares of common stock. Options granted under the Plans typically vest 25% per year beginning on the first anniversary of the date of grant and expire ten years after the grant. No options have been granted since May 2005.

On June 15, 2007, our Board of Directors determined that a portion of contingent shares under our Performance Share Program would be awarded. Accordingly, during the quarter ended December 31, 2007, we awarded 161,109 shares of common stock, as a result of which 94,019 shares of common stock were issued and 67,090 shares of common stock that otherwise would have been issued were withheld by us in lieu of requiring the recipients to pay us the withholding taxes due upon awarding.

In consideration of services rendered or to be rendered, we also issued 15,800 shares of restricted stock during the quarter ended December 31, 2007. In addition, 18,533 restricted stock units vested, as a result of which 12,676 shares of common stock were issued and 5,857 shares of common stock that otherwise would have been issued were withheld by us in lieu of requiring the recipients to pay us the withholding taxes due upon vesting. Shares of restricted stock and restricted stock units granted under the Plans typically vest in equal annual installments over three or four years beginning on the first anniversary of the date of grant. Each restricted stock unit represents the right to receive a share of common stock at the time of vesting. As a result, restricted stock units are generally similar to restricted stock, except that restricted stock units do not confer voting rights on their holders.

All options, shares of restricted stock and restricted stock units were granted to persons who were employees or members of the Board of Directors of Fannie Mae.

As reported in a current report on Form 8-K filed with the SEC on November 21, 2007, we issued 20 million shares of 7.625% Rate Non-Cumulative Preferred Stock, Series R, with an aggregate stated value of $500 million, on November 21, 2007. As reported in a current report on Form 8-K filed with the SEC on December 20, 2007, we issued an additional 1.2 million shares of Series R Preferred Stock, with an aggregate stated value of $30 million, on December 14, 2007.

As reported in a current report on Form 8-K filed with the SEC on December 11, 2007, we issued 280 million shares of Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series S, with an aggregate stated value of $7 billion, on December 11, 2007.

The securities we issue are “exempted securities” under laws administered by the SEC to the same extent as securities that are obligations of, or are guaranteed as to principal and interest by, the United States. As a result, we do not file registration statements with the SEC with respect to offerings of our securities.

Purchases of Equity Securities by the Issuer

The following table shows shares of our common stock we repurchased during the fourth quarter of 2007.

			Total Number of	Maximum Number of
	Total		Shares Purchased as	Shares that
	Number of	Average	Part of Publicly	May Yet be
	Shares	Price Paid	Announced	Purchased Under
	Purchased(1)	per Share	Program(2)	the Program(3)(4)
	(Shares in thousands)

2007
October 1-31	170	$64.09	—	58,960
November 1-30	28	53.64	—	56,490
December 1-31	20	36.81	—	56,254

Total	218	60.30	—	56,254

(1)	These shares consist of: (a) 51,573 shares of common stock reacquired from employees to pay an aggregate of approximately $2.6 million in withholding taxes due upon the vesting of restricted stock; (b) 13,618 shares of common stock reacquired from employees to pay an aggregate of approximately $0.9 million in withholding taxes due upon the exercise of stock options; (c) 151,885 shares of common stock repurchased from employees and members of our Board of Directors to pay an aggregate exercise price of approximately $9.6 million for stock options; and (d) 625 shares of common stock repurchased from employees in a limited number of instances relating to employees’ financial hardship.

(2)	On January 21, 2003, we publicly announced that the Board of Directors had approved a share repurchase program (the “General Repurchase Authority”) under which we could purchase in open market transactions the sum of (a) up to 5% of the shares of common stock outstanding as of December 31, 2002 (49.4 million shares) and (b) additional shares to offset stock issued or expected to be issued under our employee benefit plans. No shares were repurchased during the fourth quarter of 2007 pursuant to the General Repurchase Authority. The General Repurchase Authority has no specified expiration date.

(3)	Consists of the total number of shares that may yet be purchased under the General Repurchase Authority as of the end of the month, including the number of shares that may be repurchased to offset stock that may be issued pursuant to awards outstanding under the Plans. Repurchased shares are first offset against any issuances of stock under our employee benefit plans. To the extent that we repurchase more shares in a given month than have been issued under our plans, the excess number of shares is deducted from the 49.4 million shares approved for repurchase under the General Repurchase Authority. Because of new stock issuances and expected issuances pursuant to new grants under our employee benefit plans, the number of shares that may be purchased under the General Repurchase Authority fluctuates from month to month. See “Notes to Consolidated Financial Statements—Note 13, Stock-Based Compensation Plans,” for information about shares issued, shares expected to be issued, and shares remaining available for grant under our employee benefit plans. Shares that remain available for grant under our employee benefit plans are not included in the amount of shares that may yet be purchased reflected in the table above.

(4)	On May 9, 2006, we announced that the Board of Directors authorized a stock repurchase program (the “Employee Stock Repurchase Program”) under which we could repurchase up to $100 million shares of common stock from non-officer employees. The amount for October 1-31 in this column also includes the remaining 1,622,435 shares that could have been repurchased under the Employee Stock Repurchase Program at the end October, based on a common stock price of $57.14 per share, which is the average of the high and low stock prices of Fannie Mae common stock on October 31, 2007. The Employee Stock Repurchase Program was terminated in November 2007.

Item 6.	Selected Financial Data

The selected consolidated financial data presented below is summarized from our results of operations for the five-year period ended December 31, 2007, as well as selected consolidated balance sheet data as of the end of each year within this five-year period. The data presented below should be read in conjunction with the audited consolidated financial statements and related notes and with “Item 7—MD&A” included in this annual report on Form 10-K.

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in millions, except per share amounts)

Statement of Operations Data:
Net interest income(1)	$4,581	$6,752	$11,505	$18,081	$19,477
Guaranty fee income(2)	5,071	4,250	4,006	3,784	3,432
Losses on certain guaranty contracts	(1,424)	(439)	(146)	(111)	(95)
Trust management income(1)	588	111	—	—	—
Derivatives fair value losses, net	(4,113)	(1,522)	(4,196)	(12,256)	(6,289)
Other income (loss), net(2)(3)	(1,533)	(675)	(806)	(881)	(4,276)
Credit-related expenses(4)	5,012	783	428	363	353
Income before extraordinary gains (losses) and cumulative effect of change in accounting principle	(2,035)	4,047	6,294	4,975	7,852
Extraordinary gains (losses), net of tax effect	(15)	12	53	(8)	195
Cumulative effect of change in accounting principle, net of tax effect	—	—	—	—	34
Net income (loss)	(2,050)	4,059	6,347	4,967	8,081
Preferred stock dividends and issuance costs at redemption	(513)	(511)	(486)	(165)	(150)
Net income (loss) available to common stockholders	(2,563)	3,548	5,861	4,802	7,931

Per Common Share Data:
Earnings (loss) per share before extraordinary gains (losses) and cumulative effect of change in accounting principle:
Basic	$(2.62)	$3.64	$5.99	$4.96	$7.88
Diluted	(2.62)	3.64	5.96	4.94	7.85
Earnings (loss) per share after extraordinary gains (losses) and cumulative effect of change in accounting principle:
Basic	$(2.63)	$3.65	$6.04	$4.95	$8.12
Diluted	(2.63)	3.65	6.01	4.94	8.08
Weighted-average common shares outstanding:
Basic	973	971	970	970	977
Diluted	973	972	998	973	981
Cash dividends declared per share	$1.90	$1.18	$1.04	$2.08	$1.68

New Business Acquisition Data:
Fannie Mae MBS issues acquired by third parties(5)	$563,648	$417,471	$465,632	$462,542	$850,204
Mortgage portfolio purchases(6)	182,471	185,507	146,640	262,647	572,852

New business acquisitions	$746,119	$602,978	$612,272	$725,189	$1,423,056

	As of December 31,
	2007	2006	2005	2004	2003
	(Dollars in millions)

Balance Sheet Data:
Investments in securities:
Trading	$63,956	$11,514	$15,110	$35,287	$43,798
Available-for-sale	293,557	378,598	390,964	532,095	523,272
Mortgage loans:
Loans held for sale	7,008	4,868	5,064	11,721	13,596
Loans held for investment, net of allowance	396,516	378,687	362,479	389,651	385,465
Total assets	882,547	843,936	834,168	1,020,934	1,022,275
Short-term debt	234,160	165,810	173,186	320,280	343,662
Long-term debt	562,139	601,236	590,824	632,831	617,618
Total liabilities	838,429	802,294	794,745	981,956	990,002
Preferred stock	16,913	9,108	9,108	9,108	4,108
Total stockholders’ equity	44,011	41,506	39,302	38,902	32,268

Regulatory Capital Data:
Core capital(7)	$45,373	$41,950	$39,433	$34,514	$26,953
Total capital(8)	48,658	42,703	40,091	35,196	27,487

Mortgage Credit Book Of Business Data:
Mortgage portfolio(9)	$727,903	$728,932	$737,889	$917,209	$908,868
Fannie Mae MBS held by third parties(10)	2,118,909	1,777,550	1,598,918	1,408,047	1,300,520
Other guarantees(11)	41,588	19,747	19,152	14,825	13,168

Mortgage credit book of business	$2,888,400	$2,526,229	$2,355,959	$2,340,081	$2,222,556

Ratios:	2007		2006		2005		2004		2003

Return on assets ratio(12)*	(0.30)%		0.42%		0.63%		0.47%		0.82%
Return on equity ratio(13)*	(8.3)		11.3		19.5		16.6		27.6
Equity to assets ratio(14)*	4.8		4.8		4.2		3.5		3.3
Dividend payout ratio(15)	N/A		32.4		17.2		42.1		20.8
Average effective guaranty fee rate (in basis points)(16)*	23.7	bp	22.2	bp	22.3	bp	21.8	bp	21.9	bp
Credit loss ratio (in basis points)(17)*	5.3		2.2		1.1		1.0		1.0
Earnings to combined fixed charges and preferred stock dividends and issuance costs at redemption ratio(18)	0.89:1		1.12:1		1.23:1		1.22:1		1.36:1

(1)	Beginning in November 2006, compensation we received for our role as master servicer, issuer and trustee for Fannie Mae MBS, has been reported as “Trust management income.” Prior to November 2006, this income was reported as a component of “Interest income.”

(2)	Certain prior period amounts that previously were included as a component of “Fee and other income” have been reclassified to “Guaranty fee income” to conform to the current period presentation.

(3)	Consists of investment gains (losses), net; debt extinguishment gains (losses), net; losses from partnership investments; and fee and other income.

(4)	Consists of provision for credit losses and foreclosed property expense.

(5)	Unpaid principal balance of Fannie Mae MBS issued and guaranteed by us and acquired by third-party investors during the reporting period. Excludes securitizations of mortgage loans held in our portfolio and the purchase of Fannie Mae MBS for our investment portfolio.

(6)	Unpaid principal balance of mortgage loans and mortgage-related securities we purchased for our investment portfolio during the reporting period. Includes advances to lenders and mortgage-related securities acquired through the extinguishment of debt. Includes capitalized interest beginning in 2006.

(7)	The sum of (a) the stated value of outstanding common stock (common stock less treasury stock); (b) the stated value of outstanding non-cumulative perpetual preferred stock; (c) paid-in-capital; and (d) our retained earnings. Core capital excludes accumulated other comprehensive income (loss).

(8)	The sum of (a) core capital and (b) the total allowance for loan losses and reserve for guaranty losses, less (c) the specific loss allowance (that is, the allowance required on individually impaired loans).

(9)	Unpaid principal balance of mortgage loans and mortgage-related securities held in our portfolio.

(10)	Unpaid principal balance of Fannie Mae MBS held by third-party investors. The principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

(11)	Includes single-family and multifamily credit enhancements that we have provided and that are not otherwise reflected in the table.

(12)	Net income available to common stockholders divided by average total assets during the period.

(13)	Net income available to common stockholders divided by average outstanding common equity during the period.

(14)	Average stockholders’ equity divided by average total assets during the period.

(15)	Common dividends declared during the period divided by net income available to common stockholders for the period.

(16)	Guaranty fee income as a percentage of average outstanding Fannie Mae MBS and other guaranties during the period.

(17)	Charge-offs, net of recoveries and foreclosed property expense, as a percentage of the average guaranty book of business during the period. Effective January 1, 2007, we have excluded from our credit loss ratio any initial losses recorded pursuant to SOP 03-3 on loans purchased from trusts when the purchase price of seriously delinquent loans that we purchase from Fannie Mae MBS trusts exceeds the fair value of the loans at the time of purchase. Our credit loss ratio including the effect of these initial losses recorded pursuant to SOP 03-3 would have been 9.8 basis points, 2.8 basis points and 2.0 basis points for 2007, 2006 and 2005, respectively. We have revised our presentation of credit losses for 2006 and 2005 to conform to the current period presentation. Because SOP 03-3 was not in effect prior to 2005, the change in presentation had no impact on our credit losses for 2004 and 2003. Refer to “Item 7—MD&A—Consolidated Results of Operations—Credit-Related Expenses—Credit Loss Performance” for more information regarding this change in presentation. In addition, we previously calculated our credit loss ratio based on credit losses as a percentage of our mortgage credit book of business, which includes non-Fannie Mae mortgage-related securities held in our mortgage investment portfolio that we do not guarantee. Because losses related to non-Fannie Mae mortgage-related securities are not reflected in our credit losses, we revised the calculation of our credit loss ratio to reflect credit losses as a percentage of our guaranty book of business. Our credit loss ratio calculated based on our mortgage credit book of business would have been 5.0 bp, 2.1 bp, 1.0 bp, 1.0 bp and 0.9 bp for 2007, 2006, 2005, 2004 and 2003 respectively.

(18)	“Earnings” for purposes of calculating this ratio consists of reported income before extraordinary gains (losses), net of tax effect and cumulative effect of change in accounting principle, net of tax effect plus (a) provision for federal income taxes, minority interest in earnings (losses) of consolidated subsidiaries, losses from partnership investments, capitalized interest and total interest expense. “Combined fixed charges and preferred stock dividends and issuance costs at redemption” includes (a) fixed charges (b) preferred stock dividends and issuance costs on redemptions of preferred stock, defined as pretax earnings required to pay dividends on outstanding preferred stock using our effective income tax rate for the relevant periods. Fixed charges represent total interest expense and capitalized interest.

Note:

*	Average balances for purposes of ratio calculations are based on balances at the beginning of the year and at the end of each respective quarter for 2007. Average balances for purposes of ratio calculations for all other years are based on beginning and end of year balances.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our consolidated financial statements as of December 31, 2007 and related notes. Readers should also review carefully “Part I—Item 1—Business—Forward-Looking Statements” and “Part I—Item 1A—Risk Factors” for a description of the forward-looking statements in this report and a discussion of the factors that might cause our actual results to differ, perhaps materially, from these forward-looking statements. Please refer to “Glossary of Terms Used in This Report” for an explanation of key terms used throughout this discussion.

EXECUTIVE SUMMARY

Summary of Our Financial Results

Our financial results for 2007 were severely affected by the disruption in the mortgage and credit markets during the second half of 2007 and continued weakness in the housing markets. We recorded a net loss of $2.1 billion and a diluted loss per share of $2.63 in 2007, compared with net income and diluted earnings per share of $4.1 billion and $3.65 in 2006, and $6.3 billion and $6.01 in 2005.

Our financial results for the first half of 2007 differed markedly from our financial results for the second half of 2007. For the first half of 2007, we recorded net income of $2.9 billion and diluted earnings per share of $2.72. The second half of 2007, however, was marked by significant disruption and uncertainty in the housing, mortgage and credit markets. For the second half of 2007, we recorded a net loss of $5.0 billion, as market factors such as significant increases in serious delinquency rates and foreclosures, home price declines, widening credit spreads, shifts in interest rates and illiquidity in the capital markets had a material adverse effect on our results, more than offsetting the income we earned in the first half of the year.

The following factors had the most significant adverse effect on our 2007 financial results:

•	an increase of $2.8 billion in our provision for credit losses, excluding the component of our provision attributable to fair value losses recorded in connection with our purchase of seriously delinquent loans from MBS trusts pursuant to Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”), which are referred to in this report as “SOP 03-3 fair value losses”;

•	an increase of $5.1 billion in market-based valuation losses, including derivatives fair value losses, losses on certain guaranty contracts, SOP 03-3 fair value losses and losses on trading securities; and

•	a decrease of $2.2 billion in net interest income.

The effect of these adverse factors more than offset the favorable impact of an increase of $821 million in our guaranty fee income.

Impact of Market Conditions on Our Business

We are experiencing a significant disruption in the housing, mortgage and credit markets. The market downturn that began in 2006 continued throughout 2007, and is continuing in 2008, with significant declines in new and existing home sales, housing starts, mortgage originations and home prices, as well as significant increases in inventories of unsold homes, mortgage delinquencies and foreclosures. During the second half of 2007, the capital markets also were characterized by high levels of volatility, reduced levels of liquidity in the mortgage and broader credit markets, significantly wider credit spreads and rating agency downgrades on a growing number of mortgage-related securities. We discuss these and other market and economic factors that affect our business in more detail in “Part I—Item 1—Business—Residential Mortgage Market Overview—Market and Economic Factors Affecting Our Business.”

These challenging market conditions contributed to our net loss in 2007 and adversely affected our regulatory capital position. The adverse effects of market conditions on our 2007 financial results included:

•	A substantial increase in our credit-related expenses due to national home price declines and economic weakness in some regional markets.

•	A substantial increase in derivatives losses, reflecting the decline in swap interest rates during the second half of 2007.

•	A significant increase in our losses on certain guaranty contracts, which primarily reflects the effect that the deterioration in the housing market and reduced liquidity in the mortgage and credit markets has had on the amount of these losses. We are required to estimate our losses on certain guaranty contracts based on the price a market participant would require, after adding in a reasonable profit for the market participant, to assume our guaranty obligations. During the second half of 2007, the market’s expectation of future credit risk increased significantly. As a result, the estimated amount a market participant would require to assume our guaranty obligations increased significantly. Because of the manner in which we account for these contracts, we recognize an immediate loss in earnings at the time we issue a guaranteed Fannie Mae MBS if our guaranty obligation exceeds the fair value of our guaranty asset. We expect to recover that loss over time as the loans underlying the associated Fannie Mae MBS liquidate. In contrast, our credit losses over time will reflect our actual loss experience on these contracts.

•	A significant increase in fair value losses recorded in connection with our purchase of delinquent loans from MBS trusts. When we purchase a delinquent loan from an MBS trust, we record a loss to the extent the purchase price exceeds the fair value of the loan. We determine the fair value of the loan based on the price a third party would require to purchase that loan. Because of the significant disruption in the housing and mortgage markets during the second half of 2007, the indicative market prices we obtained from third parties in connection with our purchases of delinquent loans from our MBS trusts decreased significantly. We therefore reduced our estimates of the fair value of these loans. These reduced fair value estimates caused a substantial increase in the losses we recorded in connection with these purchases, which contributed to the substantial increase in our credit-related expenses.

•	An increase in net losses on trading securities and in unrealized losses on available-for-sale securities due to a significant widening of credit spreads, particularly during the second half of 2007.

•	A significant decrease in our net interest income and net interest yield due to the higher cost of debt.

•	A significant decline in the fair value of our net assets as a result of a significant widening of credit spreads and a higher market risk premium for mortgage assets.

The factors that negatively affected our financial results and regulatory capital position included losses primarily reflecting market–based valuations related to the adverse conditions in the housing, mortgage and credit markets during the second half of 2007. The table below shows the effect of these market-based valuations on our 2007 earnings.

Table 1:  Effect on Earnings of Significant Market-Based Valuation Adjustments

	For the Year Ended December 31,
	2007	2006	2005
	(Dollars in millions)

Derivatives fair value losses, net	$(4,113)	$(1,522)	$(4,196)
Losses on certain guaranty contracts	(1,424)	(439)	(146)
SOP 03-3 fair value losses(1)	(1,364)	(204)	(251)
Gains (losses) on trading securities, net	(365)	8	(442)

Total pre-tax effect on earnings	$(7,266)	$(2,157)	$(5,035)

(1)	SOP 03-3 fair value losses are reflected in our consolidated statements of operations as a component of the “Provision for credit losses” (which is a component of our “Credit-related expenses”).

We discuss how we account for and record various financial instruments in our financial statements in “Critical Accounting Policies and Estimates—Fair Value of Financial Instruments.” We provide a more detailed discussion of key factors affecting year-over-year changes in our results of operations in “Consolidated Results of Operations,” “Business Segment Results,” “Consolidated Balance Sheet Analysis” and “Supplemental Non-GAAP Information—Fair Value Balance Sheets.”

Response to Market Challenges and Opportunities

We expect continued weakness in the housing and mortgage markets will continue to adversely affect our financial results and regulatory capital position in 2008, while at the same time offering us the opportunity over the longer term to build a stronger competitive position within our market. Our principal strategy for responding to the current challenging market conditions is to prudently manage and preserve our capital, while building a solid mortgage credit book of business and continuing to fulfill our chartered mission of providing liquidity, stability and affordability to the secondary mortgage market. We identify below a number of the steps we have taken and are taking to achieve that strategy.

Managing and Preserving Capital

During the second half of 2007, our business activities were constrained by our need to maintain regulatory capital at required levels. We took steps to bolster our regulatory capital position during the second half of 2007 by:

•	issuing preferred stock totaling $8.9 billion;

•	announcing a 30% reduction in our common stock dividend effective for the first quarter of 2008;

•	managing the size of our investment portfolio; and

•	limiting or forgoing business opportunities that we otherwise would have pursued.

Building a Solid Mortgage Credit Book of Business by Managing and Mitigating Credit Exposure

We have implemented a variety of measures designed to help us manage and mitigate the credit exposure we face as a result of our investment and guarantee activities. These measures include:

•	establishing guidelines designed to limit our credit exposure, including tightening our eligibility standards for mortgage loans we acquire;

•	limiting losses associated with our guaranty contracts by increasing our guaranty fees and implementing an adverse market delivery charge to compensate us for the added risk we incur during this period of increased market uncertainty; and

•	working to mitigate realized credit losses, both by working closely with our servicers to enhance our ability to act promptly when borrowers fall behind on their loan payments and by offering an expanded array of loss mitigation alternatives.

Providing Liquidity, Stability and Affordability to the Secondary Mortgage Market

The mortgage and credit market disruption has created a need for additional credit and liquidity in the secondary mortgage market. To respond to this need and to fulfill our mission of providing liquidity, stability and affordability to the secondary mortgage market, we are continuing to increase our participation in the securitization of mortgage loans. These actions had the following positive effects on our business in 2007:

•	our guaranty fee income increased by $821 million to $5.1 billion during 2007, and we expect it will continue to increase during 2008;

•	both our single-family and multifamily guaranty books of business experienced rapid growth beginning in the second half of 2007, with our estimated market share of new single-family mortgage-related securities issuances increasing to approximately 48.5% for the fourth quarter of 2007, from approximately 24.6% for the fourth quarter of 2006; and

•	our total mortgage credit book of business increased by 14% during 2007, to $2.9 trillion as of December 31, 2007.

Outlook

We expect housing market weakness to continue in 2008, leading to increased delinquencies, defaults and foreclosures on mortgage loans, and slower growth in U.S. residential mortgage debt outstanding. Based on our current market outlook, we expect that our credit losses and credit-related expenses will continue to increase during 2008, as will our guaranty fee income. We also believe that our single-family guaranty book of business will grow at a faster rate than the rate of overall growth in U.S. residential mortgage debt outstanding. We have experienced an increased level of volatility and a significant decrease in the fair value of our net assets since the end of 2007, due to the continued widening of credit spreads since the end of the year and the ongoing disruption in the mortgage and credit markets. If current market conditions persist, we expect the fair value of our net assets will decline in 2008 from the estimated fair value of $35.8 billion as of December 31, 2007.

To date, our access to sources of liquidity has been adequate to meet both our capital and funding needs. If the current challenging market conditions continue or worsen, however, we may take further actions to meet our regulatory capital requirements, including reducing the size of our investment portfolio through liquidations or by selling assets, issuing preferred, convertible preferred or common stock, reducing or eliminating our common stock dividend, forgoing purchase and guaranty opportunities, and changing our current business practices to reduce our losses and expenses.

We provide additional detail on trends that may affect our result of operations, financial condition and regulatory capital position in future periods in “Consolidated Results of Operations” below.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, assumptions and estimates that affect our reported results of operations and financial condition. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in “Notes to Consolidated Financial Statements—Note 1, Summary of Significant Accounting Policies.”

We have identified three of our accounting policies as critical because they involve significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. These critical accounting policies and estimates are as follows:

•	Fair Value of Financial Instruments

•	Other-than-temporary Impairment of Investment Securities

•	Allowance for Loan Losses and Reserve for Guaranty Losses

We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. Management has discussed each of these significant accounting policies, including the related estimates and judgments, with the Audit Committee of the Board of Directors.

Fair Value of Financial Instruments

Fair value is defined as the amount at which a financial instrument could be exchanged in a current transaction between willing, unrelated parties, other than in a forced or liquidation sale. The use of fair value to measure our financial instruments is fundamental to our financial statements and is our most critical accounting estimate because a substantial portion of our assets and liabilities are recorded at estimated fair value and, in certain circumstances, our valuation techniques involve a high degree of management judgment. The principal assets and liabilities that we record at fair value, and the manner in which changes in fair value affect our earnings and stockholders’ equity, are summarized below.

•	Derivatives initiated for risk management purposes and mortgage commitments: Recorded in the consolidated balance sheets at fair value with changes in fair value recognized in earnings.

•	Guaranty assets and guaranty obligations: Recorded in the consolidated balance sheets at fair value at inception of the guaranty obligation. The guaranty obligation affects earnings over time through amortization into income as we collect guaranty fees and reduce the related guaranty asset receivable.

•	Loans purchased with evidence of credit deterioration: Recorded in the consolidated balance sheets at the lower of acquisition cost or fair value at the date of purchase with any difference between the acquisition cost and the fair value recognized in earnings.

•	Investments in trading or available-for-sale (“AFS”) securities: Recorded in the consolidated balance sheets at fair value. Unrealized gains and losses on trading securities are recognized in earnings; however, unrealized gains and losses on AFS securities are recorded in stockholders’ equity as a component of AOCI.

•	Held-for-sale (“HFS”) loans: Recorded in the consolidated balance sheets at the lower of cost or market with changes in the fair value (not to exceed the cost basis of these loans) recognized in earnings.

•	Retained interests in securitizations and guaranty fee buy-ups on Fannie Mae MBS: Recorded in the consolidated balance sheets at fair value. Unrealized gains and losses on interest-only securities and buy-ups accounted for like trading securities are recognized in earnings. Unrealized gains and losses on interest-only securities and buy-ups accounted for like AFS securities are recorded in stockholders’ equity as a component of AOCI.

We use one of the following three practices for estimating fair value, the selection of which is based on the availability and reliability of relevant market data: (i) actual, observable market prices or market prices obtained from multiple third parties when available; (ii) market data and model-based interpolations using standard models widely accepted within the industry if market prices are not available; or (iii) internally developed models that employ techniques such as a discounted cash flow approach and that include market-based assumptions, such as prepayment speeds and default and severity rates, derived from internally developed models. Price transparency tends to be limited in less liquid markets where quoted market prices or observable market data may not be available. We regularly refine and enhance our valuation methodologies to correlate more closely to observable market data. When observable market prices or data are not readily available or do not exist, the estimation of fair value may require significant management judgment and assumptions. See “Part I—Item 1A—Risk Factors” for a discussion of the risks and uncertainties related to our use of valuation models.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which establishes a framework for measuring fair value under GAAP. SFAS 157 provides a three-level fair value hierarchy for classifying the source of information used in fair value measures and requires increased disclosures about the sources and measurements of fair value. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits companies to make a one-time election to report certain financial instruments at fair value with the changes in fair value included in earnings. SFAS 157 and SFAS 159 are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We provide additional information in “Notes to Consolidated Financial Statements—Note 1, Summary of Significant Accounting Policies” on the impact to our consolidated financial statements from the January 1, 2008 adoption of each of these accounting pronouncements.

The downturn in the housing market, along with the mortgage and credit market disruption that began in the third quarter of 2007, resulted in a repricing of credit risk and a dislocation of historical pricing relationships between certain financial instruments. These conditions, which triggered greater market volatility, wider credit spreads and a lack of price transparency, have had widespread implications on how companies measure the fair value of certain financial instruments and a direct impact on the significant market-based valuation adjustments recorded in our earnings that are identified in “Executive Summary—Impact of Market Conditions on Our Business” and include: (1) Derivatives fair value losses, net; (2) Losses on certain guaranty contracts; and (3) SOP 03-3 fair value losses. We provide additional information below on our accounting for these items and discuss the effect of these market conditions on the valuation process, including the judgments and uncertainties surrounding our estimates, the extent to which we have adjusted our assumptions used to derive these estimates and the basis for these adjustments, and the impact that reasonably likely changes in either market conditions or our estimates and assumptions may have on our results.

Fair Value of Derivatives—Effect on Derivatives Fair Value Gains (Losses)

Changes in the fair value of our derivatives, which we recognize in our consolidated statements of operations in “Derivatives fair value gains (losses), net,” generally have produced the most significant volatility in our earnings. Table 2 summarizes the estimated fair value of derivative assets and liabilities recorded in our consolidated balance sheets as of December 31, 2007 and 2006. We present additional detail on the estimated fair value and the related outstanding notional amount of our derivatives by derivative instrument type in “Consolidated Balance Sheet Analysis—Derivative Instruments.”

Table 2:  Derivative Assets and Liabilities at Estimated Fair Value

	As of December 31,
	2007	2006
	(Dollars in millions)

Derivative assets at fair value	$2,797	$4,931
Derivative liabilities at fair value	(3,417)	(1,184)

Net derivative asset (liability) at fair value	$(620)	$3,747

Our derivatives consist primarily of over-the-counter (“OTC”) contracts and commitments to purchase and sell mortgage assets. While exchange-traded derivatives can generally be valued using observable market prices or market parameters, OTC derivatives are generally valued using industry-standard models or model-based interpolations that utilize market inputs obtained from widely accepted third-party sources. The valuation models that we use to derive the fair value of our OTC derivatives require inputs such as the contractual terms, market prices, yield curves, and measures of implied volatility. A substantial majority of our OTC derivatives trade in liquid markets, such as interest rate swaps and swaptions; in those cases, model selection and inputs generally do not involve significant judgments.

When internal pricing models are used to determine fair value, we use recently executed comparable transactions and other observable market data to validate the results of the model. Consistent with market practice, we have individually negotiated agreements with certain counterparties to exchange collateral based on the level of fair values of the derivative contracts they have executed. Through our derivatives collateral exchange process, one party or both parties to a derivative contract provides the other party with information about the fair value of the derivative contract to calculate the amount of collateral required. This sharing of fair value information provides additional support of the recorded fair value for relevant OTC derivative instruments. For more information regarding our derivative counterparty risk management practices, see “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Derivatives Counterparties.” In circumstances where we cannot verify the model with market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. As markets and products develop and the pricing for certain derivative products becomes more transparent, we continue to refine our valuation methodologies. We did not make any material changes to the quantitative models used to value our derivatives instruments for the years ended December 31, 2007, 2006 or 2005.

We disclose the sensitivity of the fair value of our derivative assets and liabilities to changes in interest rates, a key variable that affects the estimated fair value, in “Risk Management—Interest Rate Risk Management and Other Market Risks—Measuring Interest Rate Risk.”

Fair Value of Guaranty Assets and Guaranty Obligations—Effect on Losses on Certain Guaranty Contracts

When we issue Fannie Mae MBS, we record in our consolidated balance sheets a guaranty asset that represents the present value of cash flows expected to be received as compensation over the life of the guaranty. As guarantor of our Fannie Mae MBS issuances, we also recognize at inception of the guaranty the fair value of our obligation to stand ready to perform over the term of the guaranty. We record this amount in our consolidated balance sheets as a component of “Guaranty obligations.” The fair value of this obligation represents management’s estimate, at the time we enter into the guaranty contract, of the amount of compensation that we would expect a third party of similar credit standing to require to assume our guaranty obligation.

The fair value of our guaranty obligations consists of compensation to cover estimated default costs, including estimated unrecoverable principal and interest that will be incurred over the life of the underlying mortgage loans backing our Fannie Mae MBS, estimated foreclosure-related costs, estimated administrative and other costs related to our guaranty, and an estimated market rate of return, or profit, that a market participant would require to assume the obligation. As described in “Notes to Consolidated Financial Statements—Note 1, Summary of Significant Accounting Policies,” if the fair value at inception of the guaranty obligation exceeds the fair value of the guaranty asset and other consideration, we recognize a loss in “Losses on certain guaranty contracts” in our consolidated statements of operations. Subsequent to the inception of the guaranty, we establish a “Reserve for guaranty losses” through a recurring process by which the probable and estimable losses incurred on homogeneous pools of loans underlying our MBS trusts are recognized in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS No. 5”). Such future probable and estimable losses incurred on loans underlying our MBS may equal, exceed or be less than the expected losses estimated as a component of the fair value of our guaranty obligation at inception of the guaranty contract. We recognize incurred losses in our consolidated statements of operations as a part of our provision for credit losses and as foreclosed property expense.

If all other things are equal, the SFAS 5 reserve for guaranty losses is reduced at period end by virtue of the fact that the purchased loan is no longer included in the population for which the SFAS 5 reserve is determined. Therefore, if the charge-off (which represents the SOP 03-3 fair value loss) is greater than the decrease in the reserve caused by removing the loan from the population subject to SFAS 5, an incremental loss is recognized through the current period provision for credit losses.

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

Accounting Upon Initial Issuance of MBS:

•	We record a guaranty asset of $100, which represents the present value of the guaranty fees we expect to receive over time.

•	We record a guaranty obligation of $120, which represents the estimated amount that a market participant would require to assume this obligation.

•	We record the difference of $20, or the amount by which the guaranty obligation exceeds the guaranty asset, in our consolidated statements of operations as losses on certain guaranty contracts.

Accounting in Each of Years 1 to 5:

•	We collect $20 in guaranty fees per year, which represents one-fifth of the outstanding receivable amount, and record this amount as a reduction in the guaranty asset.

•	We reduce the guaranty obligation by a proportionate amount, or one-fifth, and record this amount, which totals $24, in our consolidated statements of operations as guaranty fee income.

	For the Years Ended						Cumulative
	0	1	2	3	4	5	Effect

Losses on certain guaranty contracts	$(20)	$—	$—	$—	$—	$—	$(20)
Guaranty fee income	—	24	24	24	24	24	120

Pre-tax income	$(20)	$24	$24	$24	$24	$24	$100

As illustrated in the example, the $20 loss recognized at inception of the guaranty contract will be accreted into earnings over time as a component of guaranty fee income. For additional information on our accounting for guaranty transactions, which is more complex than the example presented, refer to “Notes to Consolidated Financial Statements—Note 1, Summary of Significant Accounting Policies.”

When available, we base the fair value of the guaranty obligations that we record when we issue Fannie Mae MBS on market information obtained from spot transaction prices. In the absence of spot transaction data, which is the case for the substantial majority of our guaranties, we estimate the fair value using internal models that project the future credit performance of the loans underlying our guaranty obligations under a variety of economic scenarios. Key inputs and assumptions used in our models that affect the fair value of our guaranty obligations are home price growth rates and an estimated market rate of return.

The fair value of our guaranty obligations is highly sensitive to changes in interest rates and the market’s perception of future credit performance. When there is a market expectation of a decline in home prices, which currently exists, the level of perceived credit risk for a mortgage loan tends to increase because the market anticipates a likelihood of higher credit losses. Accordingly, the market requires a higher rate of return. Incorporating these assumptions into our internal models has resulted in significant increases in the estimated fair value of our guaranty obligations on new Fannie Mae MBS issuances and an increase in the losses recognized at inception on certain guaranty contracts. We review the reasonableness of the results of our models by comparing those results with available market information; however, it is possible that different assumptions and inputs could produce materially different estimates of the fair value of our guaranty obligations and losses on certain guaranty contracts, particularly in the current market environment.

Based on our experience, we expect our actual future credit losses to be significantly less than the fair value of our guaranty obligations, as the fair value of our guaranty obligations includes not only future expected credit losses but also an estimated market rate of return that a market participant would require to assume the obligation Our combined allowance for loan losses and reserve for guaranty losses reflects our estimate of the probable credit losses inherent in our guaranty book of business. We discuss our credit-related expenses and credit losses in “Consolidated Results of Operations—Credit-Related Expenses.”

Fair Value of Loans Purchased with Evidence of Credit Deterioration—Effect on Credit-Related Expenses

We have the option to purchase delinquent loans underlying our Fannie Mae MBS trusts under specified conditions, which we describe in “Item 1—Business—Business Segments—Single-Family Credit Guaranty Business—MBS Trusts—Optional and Required Purchases of Mortgage Loans from Single-Family MBS Trusts.” The acquisition cost for loans purchased from MBS trusts is the unpaid principal balance of the loan plus accrued interest. We generally are required to purchase the loan if it is delinquent 24 consecutive months or at the time of foreclosure, if it is still in the MBS trust at that time. As long as the loan or REO property remains in the MBS trust, we continue to pay principal and interest to the MBS trust.

As described in “Notes to Consolidated Financial Statements—Note 1, Summary of Significant Accounting Policies,” when we purchase loans that are within the scope of SOP 03-3, we record our net investment in these seriously delinquent loans at the lower of the acquisition cost of the loan or the estimated fair value at the date of purchase. To the extent the acquisition cost exceeds the estimated fair value, we record a SOP 03-3 fair value loss charge-off against the “Reserve for guaranty losses” at the time we acquire the loan. We reduce the “Guaranty obligation” (in proportion to the “Guaranty asset”) as payments on the loans underlying our MBS are received, including those resulting from the purchase of seriously delinquent loans from MBS trusts, and report the reduction as a component of “Guaranty fee income.” These prepayments may cause an impairment of the “Guaranty asset,” which results in a proportionate reduction in the corresponding “Guaranty obligation” and recognition of income. We place acquired loans that are three months or more past due on nonaccrual status. If the loan subsequently becomes less than three months past due, or we subsequently modify the loan and determine through a financial analysis that the borrower is able to make the modified payments, we return the loan to accrual status. While the loan is on nonaccrual status, we do not recognize income on the loan. We apply any cash receipts towards the recovery of the interest receivable at acquisition and to past due principal payments. We may, however, subsequently recover a portion or the full amount of these SOP 03-3 fair value losses as discussed below.

To the extent that we have previously recognized an SOP 03-3 fair value loss, our recorded investment in the loan is less than the acquisition cost. Under SOP 03-3, the excess of the contractual cash flows of the loan over the estimated cash flows we expect to collect represents a nonaccretable difference that is not recognized in our earnings. If the estimated cash flows we expect to collect exceed the initial recorded investment in the loan, we accrete this excess amount into our earnings as a component of interest income over the life of the loan. If a seriously delinquent loan we purchase pays off in full, we recover the SOP 03-3 fair value loss as a component of interest income on the date of the payoff. If the loan is returned to accrual status, we recover the SOP 03-3 fair value loss over the contractual life of the loan as a component of net interest income (via an adjustment of the effective yield of the loan). If we foreclose upon a loan purchased from an MBS trust, we record a charge-off at foreclosure based on the excess of our recorded investment in the loan over the fair value of the collateral less estimated selling costs. Any charge-off recorded at foreclosure for SOP 03-3 loans recorded at fair value at acquisition would be lower than it would have been if we had recorded the loan at its acquisition cost. In some cases, the proceeds from the sale of the collateral may exceed our recorded investment in the loan, resulting in a gain.

Following is an example of how SOP 03-3 fair value losses, credit-related expenses and credit losses related to loans underlying our guaranty contracts are recorded in our consolidated financial statements. This example shows the accounting and effect on our financial statements of the following events: (a) we purchase a seriously delinquent loan subject to SOP 03-3 from an MBS trust; (b) we subsequently foreclose on this mortgage loan; and (c) we sell the foreclosed property that served as collateral for the loan. This example is based on the following assumptions:

•	We purchase from an MBS trust a seriously delinquent loan that has an unpaid principal balance and accrued interest of $100 at a cost of $100. The estimated fair value at the date of purchase is $70.

•	We subsequently foreclose upon the mortgage loan and record the acquired REO property at the appraised fair value, net of estimated selling costs, which is $80.

•	We sell the REO property for $85.

	Accounting Impact of Assumptions
	Initial
	Purchase		Sale of	Cumulative
	of Loan	Subsequent	Foreclosed	Earnings
	from Trust(a)	Foreclosure(b)	Property(c)	Impact

Consolidated Balance Sheet:
Assets:
Mortgage loans	$70	$(70)	$—
Acquired property, net	—	80	(80)
Liabilities:
Reserve for guaranty losses—beginning balance(1)	$—	$—	$—
Plus: Provision for credit losses attributable to SOP 03-3 fair value losses	30
Less: Charge-offs related to initial purchase discount on SOP 03-3 loans	(30)	—	—
Plus: Recoveries	—	—	—

Reserve for guaranty losses—ending balance(1)	$—	$—	$—

Consolidated Statement of Operations:
Provision for credit losses attributable to SOP 03-3 fair value losses	$(30)	$—	$—	$(30)
Foreclosed property income (expense)	—	10	5	15

Net pre-tax income (loss) effect	$(30)	$10	$5	$(15)

(1)	The adjustment to the “Provision for credit losses” is presented for illustrative purposes only. We actually determine our “Reserve for guaranty losses” by aggregating homogeneous loans into pools based on similar underlying risk characteristics in accordance with SFAS No. 5. Accordingly, we do not have a specific reserve or provision attributable to each delinquent loan purchased from an MBS trust.

As indicated in the example above, we would record the loan at the estimated fair value of $70 and record an SOP 03-3 fair value loss of $30 as a charge-off to the reserve for guaranty losses when we acquire the delinquent loan from the MBS trust. We record a provision for credit losses each period to adjust the reserve for guaranty losses to reflect the probable credit losses incurred on loans remaining in MBS trusts. Therefore, if the charge-off for the SOP 03-3 fair value loss is greater than the decrease in the reserve caused by removing the loan from the population subject to SFAS 5, an incremental loss will be recognized through the provision for credit losses in the period the loan is purchased. We would record the REO property acquired through foreclosure at the appraised fair value, net of estimated selling costs, of $80. Although we recorded an initial SOP 03-3 fair value loss of $30, the actual credit-related expense we experience on this loan would be $15, which represents the difference between the amount we paid for the loan and the amount we received from the sale of the acquired REO property, net of selling costs.

As described above, if a loan subject to SOP 03-3 “cures,” which means it returns to accrual status, pays off or is resolved through modification, long-term forbearance or a repayment plan, the SOP 03-3 fair value loss would be recovered over the life of the loan as a component of net interest income through an adjustment of the effective yield or upon full pay off of the loan. Conversely, if a loan remains in an MBS trust, we would continue to provide for incurred losses in our “Reserve for guaranty losses.”

Our estimate of the fair value of delinquent loans purchased from MBS trusts is based upon an assessment of what a market participant would pay for the loan at the date of acquisition. Prior to July 2007, we estimated the initial fair value of these loans using internal prepayment, interest rate and credit risk models that incorporated market-based inputs of certain key factors, such as default rates, loss severity and prepayment speeds. Beginning in July 2007, the mortgage markets experienced a number of significant events, including a dramatic widening of credit spreads for mortgage securities backed by higher risk loans, a large number of credit downgrades of higher risk mortgage-related securities, and a severe reduction in market liquidity for certain mortgage-related transactions. As a result of this extreme disruption in the mortgage markets, we concluded that our model-based estimates of fair value for delinquent loans were no longer aligned with the market prices for these loans. Therefore, we began obtaining indicative market prices from large, experienced dealers and used an average of these market prices to estimate the initial fair value of delinquent loans purchased from MBS trusts. Because these prices reflected significant declines in value due to the disruption in the mortgage markets, we experienced a substantial increase in the SOP 03-3 fair value losses recorded upon the purchase of delinquent loans from MBS trusts.

Other-than-temporary Impairment of Investment Securities

Other-than-temporary impairment occurs when the fair value of an AFS security is below its amortized cost, and we determine that it is probable we will be unable to collect all of the contractual principal and interest payments of a security or we do not have the ability and intent to hold the security until it recovers to its amortized cost. We consider many factors that may involve significant judgment in assessing other-than-temporary impairment, including: the severity and duration of the impairment; recent events specific to the issuer and/or the industry to which the issuer belongs; and external credit ratings, as well as the probability that we will be able to collect all of the contractual amounts due and our ability and intent to hold the securities until recovery.

We generally view changes in the fair value of our AFS securities caused by movements in interest rates to be temporary. When we either decide to sell a security in an unrealized loss position or determine that a security in an unrealized loss position may be sold in future periods prior to recovery of the impairment, we identify the security as other-than-temporarily impaired in the period that we make the decision to sell or determine that the security may be sold. For all other securities in an unrealized loss position resulting primarily from movements in interest rates, we have the positive intent and ability to hold such securities until the earlier of recovery of the unrealized loss amounts or maturity. For securities in an unrealized loss position due to factors other than movements in interest rates, such as the widening of credit spreads, we consider whether it is probable that we will collect all of the contractual cash flows. If we believe it is probable that we will collect all of the contractual cash flows and we have the ability and intent to hold the security until recovery, we consider the impairment to be temporary. If we determine that it is not probable that we will collect all of the contractual cash flows or we do not have the ability and intent to hold the security until recovery, we consider the impairment to be other-than-temporary. We may subsequently recover other-than-temporary impairment amounts we record on securities if we collect all of the contractual principal and interest payments due or if we sell the security at an amount greater than its carrying value.

Allowance for Loan Losses and Reserve for Guaranty Losses

We maintain an allowance for loan losses for loans in our mortgage portfolio classified as held-for-investment. We maintain a reserve for guaranty losses for loans that back Fannie Mae MBS we guarantee and loans that we have guaranteed under long-term standby commitments. We report the allowance for loan losses and reserve for guaranty losses as separate line items in the consolidated balance sheets. These amounts, which we collectively refer to as our loan loss reserves, represent our estimate of probable credit losses inherent in our guaranty book of business. We employ a systematic and consistently applied methodology to determine our best estimate of incurred credit losses and use the same methodology to determine both our allowance for loan losses and reserve for guaranty losses, as the relevant factors affecting credit risk are the same.

To calculate the loan loss reserves for the single-family guaranty book of business, we aggregate homogeneous loans into pools based on common underlying characteristics or cohorts based on similar risk characteristics, such as origination year and seasoning, loan-to-value ratio and loan product type. We calculate our loan loss reserves using internally developed statistical loss curve models that estimate losses based on consideration of a variety of factors affecting loan collectability. To calculate loan loss reserves for the multifamily mortgage credit book of business, we use loss curve models, evaluate loans for impairment based on the risk profile and review repayment prospects and collateral values underlying individual loans. For a more detailed discussion of the methodology used in developing our loan loss reserves, see “Notes to Consolidated Financial Statements—Note 1, Summary of Significant Accounting Policies.”

Determining our loan loss reserves is complex and requires judgment by management about the effect of matters that are inherently uncertain. The key estimates and assumptions that affect our loan loss reserves include: loss severity trends; historical default experience; expected proceeds from credit enhancements, such as primary mortgage insurance; collateral valuation; and current economic trends and conditions. Although our loss models include extensive historical loan performance data, our loss reserve process is subject to risks and uncertainties, including reliance on historical loss information that may not represent current conditions. We regularly update our loss forecast models to incorporate current loan performance data, monitor the delinquency and default experience of our homogenous loan pools, and adjust our underlying estimates and assumptions as necessary to reflect our view of current economic and market conditions.

The Chief Risk Office, through a designated Allowance for Loan Losses Oversight Committee, reviews our loss reserve methodology on a quarterly basis and evaluates the adequacy of our loss reserves in the light of the factors described above. The “Provision for credit losses” line item in our consolidated statements of operations represents the amount necessary to adjust the loan loss reserves each period to a level that management believes reflects estimated incurred losses as of the balance sheet date. We record amounts that we deem uncollectible as a charge-off against the loss reserves and record certain recoveries of previously charged off-amounts as an increase to the reserves. Changes in one or more of the estimates or assumptions used to calculate the loan loss reserves could have a material impact on the loan loss reserves and provision for credit losses.

As the housing and mortgage markets deteriorated during 2007, we adjusted certain key assumptions used to calculate our loss reserves to reflect the rise in average loss severities, which more than doubled from 2006, and default rates. Prior to the fourth quarter of 2006, we derived loss severity factors using available historical loss data for the most recent two-year period. We derived our default rate factors based on loss curves developed from available historical loan performance data dating back to 1980. In the fourth quarter of 2006, we shortened our loss severity period assumption to reflect losses based on the previous year rather than a two-year period to reflect a trend of higher loss severities. Given the significant increase in loss severities during 2007 resulting from the decline in home prices, in the fourth quarter of 2007 we further reduced the loss severity period used in determining our loss reserves to reflect average loss severity based on the previous quarter. Additionally, for loans originated in 2006 and 2007, we transitioned to a one-year default curve and subsequently to a one-quarter default curve to reflect the increase in the incidence of early payment defaults on these loans. Statistically, the peak ages for mortgage loan defaults generally have been from two to six years after origination. However, our 2006 and 2007 loan vintages have exhibited a much earlier and higher incidence of default. We provide additional information on our loss reserves and the impact of adjustments to our loss reserves on our provision for credit losses in “Consolidated Results of Operations—Credit-Related Expenses.”

CONSOLIDATED RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations is based on our results for the years ended December 31, 2007, 2006 and 2005. Table 3 presents a condensed summary of our consolidated results of operations for these periods.

Table 3:  Condensed Consolidated Results of Operations

				Variance
	For the Year Ended December 31,			2007 vs. 2006		2006 vs. 2005
	2007	2006	2005	$	%	$	%
	(Dollars in millions, except per share amounts)

Net interest income	$4,581	$6,752	$11,505	$(2,171)	(32)%	$(4,753)	(41)%
Guaranty fee income(1)	5,071	4,250	4,006	821	19	244	6
Trust management income(2)	588	111	—	477	430	111	100
Fee and other income(1)	751	672	1,445	79	12	(773)	(53)

Net revenues	$10,991	$11,785	$16,956	$(794)	(7)%	$(5,171)	(30)%

Losses on certain guaranty contracts	(1,424)	(439)	(146)	(985)	(224)	(293)	(201)
Investment losses, net	(1,232)	(683)	(1,334)	(549)	(80)	651	49
Derivatives fair value losses, net	(4,113)	(1,522)	(4,196)	(2,591)	(170)	2,674	64
Losses from partnership investments	(1,005)	(865)	(849)	(140)	(16)	(16)	(2)
Administrative expenses	(2,669)	(3,076)	(2,115)	407	13	(961)	(45)
Credit-related expenses(3)	(5,012)	(783)	(428)	(4,229)	(540)	(355)	(83)
Other non-interest expenses(4)	(662)	(204)	(317)	(458)	(225)	113	36

Income (loss) before federal income taxes and extraordinary gains (losses)	(5,126)	4,213	7,571	(9,339)	(222)	(3,358)	(44)
Benefit (provision) for federal income taxes	3,091	(166)	(1,277)	3,257	1,962	1,111	87
Extraordinary gains (losses), net of tax effect	(15)	12	53	(27)	(225)	(41)	(77)

Net income (loss)	$(2,050)	$4,059	$6,347	$(6,109)	(151)%	$(2,288)	(36)%

Diluted earnings (loss) per common share	$(2.63)	$3.65	$6.01	$(6.28)	(172)%	$(2.36)	(39)%

(1)	Certain prior period amounts that previously were included as a component of “Fee and other income” have been reclassified to “Guaranty fee income” to conform to the current period presentation.

(2)	We began separately reporting the revenues from trust management fees in our consolidated statements of operations effective November 2006. We previously included these revenues as a component of interest income. We have not reclassified prior period amounts to conform to the current period presentation.

(3)	Consists of provision for credit losses and foreclosed property expense.

(4)	Consists of debt extinguishment gains (losses), net, minority interest in earnings (losses) of consolidated subsidiaries and other expenses.

We recorded a net loss and a diluted loss per share of $2.1 billion and $2.63, respectively, in 2007, compared with net income and diluted earnings per share of $4.1 billion and $3.65 in 2006, and $6.3 billion and $6.01 in 2005. We expect high levels of period-to-period volatility in our results of operations and financial condition as part of our normal business activities. This volatility is primarily due to changes in market conditions that result in periodic fluctuations in the estimated fair value of financial instruments that we mark-to-market through our earnings, including trading securities and derivatives. The estimated fair value of our trading securities and derivatives may fluctuate substantially from period to period because of changes in interest rates, credit spreads and expected interest rate volatility, as well as activity related to these financial instruments. Based on the current composition of our derivatives, we generally expect to report decreases in the aggregate fair value of our derivatives as interest rates decrease.

Our business generates revenues from four principal sources: net interest income, guaranty fee income, trust management income, and fee and other income. Other significant factors affecting our results of operations include losses on certain guaranty contracts, the timing and size of investment gains and losses, changes in the fair value of our derivatives, losses from partnership investments, credit-related expenses and administrative expenses. We provide a comparative discussion of the effect of our principal revenue sources and other listed items on our consolidated results of operations for the three-year period ended December 31, 2007 below. We also discuss other significant items presented in our consolidated statements of operations.

Net Interest Income

Net interest income, which is the difference between interest income and interest expense, is a primary source of our revenue. Interest income consists of interest on our interest-earning assets, plus income from the accretion of discounts for assets acquired at prices below the principal value, less expense from the amortization of premiums for assets acquired at prices above principal value. Interest expense consists of contractual interest on our interest-bearing liabilities and accretion and amortization of any cost basis adjustments, including premiums and discounts, which arise in conjunction with the issuance of our debt. The amount of interest income and interest expense recognized in the consolidated statements of operations is affected by our investment activity, debt activity, asset yields and our cost of debt. We expect net interest income to fluctuate based on changes in interest rates and changes in the amount and composition of our interest-earning assets and interest-bearing liabilities. Table 4 presents an analysis of our net interest income and net interest yield for 2007, 2006 and 2005.

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

Table 4:  Analysis of Net Interest Income and Yield

	For the Year Ended December 31,
	2007			2006			2005
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Rates	Average	Income/	Rates	Average	Income/	Rates
	Balance(1)	Expense	Earned/Paid	Balance(1)	Expense	Earned/Paid	Balance(1)	Expense	Earned/Paid
	(Dollars in millions)

Interest-earning assets:
Mortgage loans(2)	$393,827	$22,218	5.64%	$376,016	$20,804	5.53%	$384,869	$20,688	5.38%
Mortgage securities	328,769	18,052	5.49	356,872	19,313	5.41	443,270	22,163	5.00
Non-mortgage securities(3)	64,204	3,441	5.36	45,138	2,734	6.06	41,369	1,590	3.84
Federal funds sold and securities purchased under agreements to resell(4)	15,405	828	5.37	13,376	641	4.79	6,415	299	4.66
Advances to lenders	6,633	227	3.42	5,365	135	2.52	4,468	104	2.33

Total interest-earning assets	$808,838	$44,766	5.53%	$796,767	$43,627	5.48%	$880,391	$44,844	5.09%

Interest-bearing liabilities:
Short-term debt	$176,071	$8,992	5.11%	$164,566	$7,724	4.69%	$246,733	$6,535	2.65%
Long-term debt	605,498	31,186	5.15	604,555	29,139	4.82	611,827	26,777	4.38
Federal funds purchased and securities sold under agreements to repurchase	161	7	4.35	320	12	3.75	1,552	27	1.74

Total interest-bearing liabilities	$781,730	$40,185	5.14%	$769,441	$36,875	4.79%	$860,112	$33,339	3.88%

Impact of net non-interest bearing funding	$27,108		0.18%	$27,326		0.16%	$20,279		0.10%

Net interest income/net interest yield(5)		$4,581	0.57%		$6,752	0.85%		$11,505	1.31%

(1)	Average balances for 2007 were calculated based on the average of the amortized cost amounts at the beginning of the year and at the end of each month in the year for mortgage loans, advances to lenders, and short- and long-term debt. Average balances for 2007 for all other categories have been calculated based on a daily average. Average balances for 2006 were calculated based on the average of the amortized cost amounts at the beginning of the year and at the end of each quarter in the year. Average balances for 2005 were calculated based on the average of the amortized cost amounts at the beginning and end of the year.

(2)	Includes nonaccrual loans with an average balance totaling $6.5 billion, $6.7 billion and $7.4 billion for the years ended December 31, 2007, 2006 and 2005, respectively. Includes interest income related to SOP 03-3 loans of $496 million, $361 million and $123 million for 2007, 2006 and 2005, respectively, primarily from accretion related to loans returned to accrual status. Of these amounts recognized into interest income, $80 million, $43 million and $15 million for 2007, 2006 and 2005, respectively, related to the accretion of the fair value discount recorded upon purchase of SOP 03-3 loans.

(3)	Includes cash equivalents.

(4)	Includes a reverse repurchase agreement with Lehman Brothers with a carrying value and book value of $5.0 billion as of December 31, 2007, pursuant to an existing master repurchase agreement and associated custodial undertaking tri-party agreement, which exceeded 10% of our stockholders’ equity. The amount at risk under the transaction, which had a term of 33 days and matured in January 2008, was $5.0 billion.

(5)	We calculate our net interest yield by dividing our net interest income for the period by the average balance of our total interest-earning assets during the period.

Table 5 presents the total variance, or change, in our net interest income between periods and the extent to which that variance is attributable to: (1) changes in the volume of our interest-earning assets and interest-bearing liabilities or (2) changes in the interest rates of these assets and liabilities.

Table 5:  Rate/Volume Analysis of Net Interest Income

	2007 vs. 2006			2006 vs. 2005
	Total	Variance Due to:(1)		Total	Variance Due to:(1)
	Variance	Volume	Rate	Variance	Volume	Rate
			(Dollars in millions)

Interest income:
Mortgage loans(2)	$1,414	$999	$415	$116	$(482)	$598
Mortgage securities	(1,261)	(1,540)	279	(2,850)	(4,570)	1,720
Non-mortgage securities	707	1,050	(343)	1,144	156	988
Federal funds sold and securities purchased under agreements to resell	187	104	83	342	333	9
Advances to lenders	92	36	56	31	22	9

Total interest income	1,139	649	490	(1,217)	(4,541)	3,324
Interest expense:
Short-term debt	1,268	561	707	1,189	(2,683)	3,872
Long-term debt	2,047	46	2,001	2,362	(322)	2,684
Federal funds purchased and securities sold under agreements to repurchase	(5)	(7)	2	(15)	(32)	17

Total interest expense	3,310	600	2,710	3,536	(3,037)	6,573

Net interest income	$(2,171)	$49	$(2,220)	$(4,753)	$(1,504)	$(3,249)

(1)	Combined rate/volume variances are allocated to both rate and volume based on the relative size of each variance.

(2)	Includes interest income related to SOP 03-3 loans of $496 million, $361 million and $123 million for 2007, 2006 and 2005, respectively, primarily from accretion of loans returned to accrual status. Of these amounts recognized into interest income, $80 million, $43 million and $15 million for 2007, 2006 and 2005, respectively, related to the accretion of the fair value discount recorded upon purchase of SOP 03-3 loans.

Net interest income of $4.6 billion for 2007 decreased 32% from $6.8 billion in 2006, attributable to a 33% (28 basis points) decline in our net interest yield to 0.57%, which was partially offset by a 2% increase in our average interest-earning assets. We continued to experience compression in our net interest yield during 2007, largely attributable to the increase in our short-term and long-term debt costs as we continued to replace, at higher interest rates, maturing debt that we had issued at lower interest rates during the past few years. The overall increase in the average cost of our debt of 35 basis points more than offset a 5 basis point increase in the average yield on our interest-earning assets in 2007. In addition, as discussed below, in November 2006, we began separately reporting the fees we receive from the interest earned on cash flows between the date of remittance of mortgage and other payments to us by servicers and the date of distribution of these payments to MBS certificateholders, which we refer to as float income, as “Trust management income.” We previously reported these amounts as a component of “Interest income.” The reclassification of these fees contributed to the decrease in our net interest yield, resulting in a reduction of approximately 7 basis points in 2007.

Net interest income of $6.8 billion for 2006 decreased by 41% from $11.5 billion in 2005, attributable to a 9% decrease in our average interest-earning assets and a 35% (46 basis points) decline in our net interest yield to 0.85%. The decrease in our average interest-earning assets was due to a lower level of mortgage asset purchases relative to the level of sales and liquidations during 2006. Sales, liquidations and reduced purchases had the net effect of reducing our average interest-earning assets and resulted in a decrease of 1% in the balance of our net mortgage portfolio to $726.1 billion as of December 31, 2006. Lower portfolio balances have the effect of reducing the net interest income generated by our portfolio. We experienced compression in our net interest margin as the cost of our debt increased due to the interest rate environment. As the Federal Reserve raised the short-term Federal Funds target rate by 100 basis points to 5.25%, the highest level since 2001, the yield curve remained flat-to-inverted throughout 2006 and the cost of our short-term debt rose significantly. The overall increase in the average cost of our debt of 91 basis points more than offset a 39 basis point increase in the average yield on our interest-earning assets in 2006.

As discussed below in “Derivatives Fair Value Losses, Net,” we consider the net contractual interest accruals on our interest rate swaps to be part of the cost of funding our mortgage investments. However, we reflect these amounts in our consolidated statements of operations as a component of “Derivatives fair value losses, net.” Although we experienced an increase in the average cost of our debt during 2007, we recorded net contractual interest income on our interest rate swaps totaling $261 million. In comparison, we recorded net contractual interest expense of $111 million and $1.3 billion for 2006 and 2005, respectively. The economic effect of the interest accruals on our interest rate swaps, which is not reflected in the comparative net interest yields presented above, resulted in a reduction in our funding costs of approximately 3 basis points for 2007 and an increase in our funding costs of approximately 2 basis points and 15 basis points for 2006 and 2005, respectively.

Guaranty Fee Income

Guaranty fee income primarily consists of contractual guaranty fees related to Fannie Mae MBS held in our portfolio and held by third-party investors, adjusted for the amortization of upfront fees and impairment of guaranty assets, net of a proportionate reduction in the related guaranty obligation and deferred profit, and impairment of buy-ups.

Guaranty fee income is primarily affected by the amount of outstanding Fannie Mae MBS and our other guaranties and the compensation we receive for providing our guaranty on Fannie Mae MBS and for providing other guaranties. The amount of compensation we receive and the form of payment varies depending on factors such as the risk profile of the securitized loans, the level of credit risk we assume and the negotiated payment arrangement with the lender. Our payment arrangements may be in the form of an upfront payment, an ongoing payment stream from the cash flows of the MBS trusts, or a combination. We typically negotiate a contractual guaranty fee with the lender and collect the fee on a monthly basis based on the contractual fee rate multiplied by the unpaid principal balance of loans underlying a Fannie Mae MBS issuance. In lieu of charging a higher contractual fee rate for loans with greater credit risk, we may require that the lender pay an upfront fee to compensate us for assuming the additional credit risk. We refer to this payment as a risk-based pricing adjustment. We also may adjust the monthly contractual guaranty fee rate so that the pass-through coupon rates on Fannie Mae MBS are in more easily tradable increments of a whole or half percent by making an upfront payment to the lender (“buy-up”) or receiving an upfront payment from the lender (“buy-down”).

As we receive monthly contractual payments for our guaranty obligation, we recognize guaranty fee income. We defer upfront risk-based pricing adjustments and buy-down payments that we receive from lenders and recognize these amounts as a component of guaranty fee income over the expected life of the underlying assets of the related MBS trusts. We record buy-up payments we make to lenders as an asset and reduce the recorded asset as cash flows are received over the expected life of the underlying assets of the related MBS trusts. We assess buy-ups for other-than-temporary impairment and include any impairment recognized as a component of guaranty fee income. The extent to which we amortize deferred payments into income depends on the rate of expected prepayments, which is affected by interest rates. In general, as interest rates decrease, expected prepayment rates increase, resulting in accelerated accretion into income of deferred fee amounts, which increases our guaranty fee income. Prepayment rates also affect the estimated fair value of buy-ups. Faster than expected prepayment rates shorten the average expected life of the underlying assets of the related MBS trusts, which reduces the value of our buy-up assets and may trigger the recognition of other-than-temporary impairment.

The average effective guaranty fee rate reflects our average contractual guaranty fee rate adjusted for the impact of amortization of deferred amounts and buy-up impairment. Losses on certain guaranty contracts are excluded from the average effective guaranty fee rate; however, the accretion of these losses into income over time is included in guaranty fee income. Table 6 shows the components of our guaranty fee income, our average effective guaranty fee rate, and Fannie Mae MBS activity for 2007, 2006 and 2005. Our guaranty fee income includes $603 million, $329 million and $208 million in 2007, 2006 and 2005, respectively, of accretion of the guaranty obligation related to losses recognized at inception on certain guaranty contracts.

Table 6:  Analysis of Guaranty Fee Income and Average Effective Guaranty Fee Rate

	For the Year Ended December 31,									% Change
	2007			2006			2005			2007 vs.	2006 vs.
	Amount	Rate(1)		Amount	Rate(1)		Amount	Rate(1)		2006	2005
	(Dollars in millions)

Guaranty fee income/average effective guaranty fee rate, excluding certain fair value adjustments and buy-up impairment(2)	$5,063	23.7	bp	$4,288	22.4	bp	$4,055	22.6	bp	18%	6%
Net change in fair value of buy-ups and guaranty assets(3)	24	0.1		—	—		—	—		—	—
Buy-up impairment	(16)	(0.1)		(38)	(0.2)		(49)	(0.3)		(58)	(22)

Guaranty fee income/average effective guaranty fee rate(2)(4)	$5,071	23.7	bp	$4,250	22.2	bp	$4,006	22.3	bp	19%	6%

Average outstanding Fannie Mae MBS and other guaranties(5)	$2,139,481			$1,915,457			$1,797,547			12%	7%
Fannie Mae MBS issues(6)	629,607			481,704			510,138			31	(6)

(1)	Presented in basis points and calculated based on guaranty fee income components divided by average outstanding Fannie Mae MBS and other guaranties for each respective period.

(2)	Certain prior period amounts that previously were included as a component of “Fee and other income” have been reclassified to “Guaranty fee income” to conform to the current period presentation, which resulted in a change in the previously reported effective guaranty fee rates for 2006 and 2005.

(3)	Consists of the effect of the net change in fair value of buy-ups and guaranty assets from portfolio securitization transactions subsequent to January 1, 2007. We include the net change in fair value of buy-ups and guaranty assets from portfolio securitization transactions in guaranty fee income in our consolidated statements of operations pursuant to our adoption of SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS 133 and SFAS 140 (“SFAS 155”). We prospectively adopted SFAS 155 effective January 1, 2007. Accordingly, we did not record a fair value adjustment in earnings during 2006 or 2005.

(4)	Losses recognized at inception on certain guaranty contracts, which are excluded from guaranty fee income, are recorded as a component of our guaranty obligation. We accrete a portion of our guaranty obligation, which includes these losses, into income each period in proportion to the reduction in the guaranty asset for payments received. This accretion increases our guaranty fee income and reduces the related guaranty obligation. Our guaranty fee income includes $603 million, $329 million and $208 million in 2007, 2006 and 2005, respectively, of accretion of the guaranty obligation related to losses recognized at inception on certain guaranty contracts.

(5)	Other guaranties includes $41.6 billion, $19.7 billion and $19.2 billion as of December 31, 2007, 2006 and 2005, respectively, related to long-term standby commitments we have issued and credit enhancements we have provided.

(6)	Reflects unpaid principal balance of MBS issued and guaranteed by us, including mortgage loans held in our portfolio that we securitized during the period and MBS issued during the period that we acquired for our portfolio.

The 19% increase in guaranty fee income in 2007 from 2006 was driven by a 12% increase in average outstanding Fannie Mae MBS and other guaranties, and a 7% increase in the average effective guaranty fee rate to 23.7 basis points from 22.2 basis points. Although mortgage origination volumes fell during 2007, our market share of mortgage-related securities issuances increased due to the shift in the product mix of mortgage originations back to more traditional conforming products, such as 30-year fixed-rate loans, which historically have accounted for the majority of our new business volume, and reduced competition from private-label issuers of mortgage-related securities. We increased our guaranty fee pricing for some loan types during 2007 to reflect the higher risk premium resulting from the overall market increase in mortgage credit risk. The increase in our average effective guaranty fee rate was attributable to these targeted pricing increases on new business and an increase in the accretion of our guaranty obligation and deferred profit into income, due in part to accretion related to losses on certain guaranty contracts.

The 6% increase in guaranty fee income in 2006 from 2005 was driven by a 7% increase in average outstanding Fannie Mae MBS and other guaranties. While our MBS issuances decreased in 2006, our outstanding Fannie Mae MBS increased primarily due to a slower rate of liquidations. Our average effective guaranty fee rate decreased slightly to 22.2 basis points in 2006 from 22.3 basis points in 2005.

We expect to generate higher guaranty fee income for 2008 as a result of the market share gains we experienced in 2007, the targeted guaranty pricing increases and the adverse market delivery charge of 25 basis points for all loans delivered to us, which is effective March 1, 2008.

Trust Management Income

Trust management income consists of the fees we earn as master servicer, issuer and trustee for Fannie Mae MBS. We derive these fees from the interest earned on cash flows between the date of remittance of mortgage and other payments to us by servicers and the date of distribution of these payments to MBS certificateholders, which we refer to as float income. Prior to November 2006, funds received from servicers were maintained with our corporate assets and reported as a component of “Interest income” in our consolidated statements of operations. In November 2006, we made operational changes to segregate these funds from our corporate assets and began separately reporting this compensation as “Trust management income” in our consolidated statements of operations. Trust management income separately reported in our consolidated statements of operations totaled $588 million and $111 million for 2007 and 2006, respectively.

Fee and Other Income

Fee and other income consists of transaction fees, technology fees, multifamily fees and foreign currency exchange gains and losses. Transaction, technology and multifamily fees are largely driven by business volume, while foreign currency exchange gains and losses are driven by fluctuations in exchange rates on our foreign-denominated debt. Table 7 displays the components of fee and other income.

Table 7:  Fee and Other Income

	For the Year Ended December 31,
	2007	2006	2005
	(Dollars in millions)

Transaction fees	$117	$124	$136
Technology fees	265	216	223
Multifamily fees	307	292	432
Foreign currency exchange gains (losses)	(190)	(230)	625
Other	252	270	29

Fee and other income	$751	$672	$1,445

The $79 million increase in fee and other income in 2007 from 2006 was primarily due to a reduction in foreign currency exchange losses on our foreign-denominated debt and an increase in technology fees resulting from higher business volume. Our foreign currency exchange losses decreased to $190 million in 2007, from $230 million in 2006 largely due to a decrease in the average amount of our outstanding foreign-denominated debt. Our foreign currency exchange gains (losses) are offset by corresponding net (losses) gains on foreign currency swaps, which are recognized in our consolidated statements of operations as a component of “Derivatives fair value losses, net.” We seek to eliminate our exposure to fluctuations in foreign exchange rates by entering into foreign currency swaps that effectively convert debt denominated in a foreign currency to debt denominated in U.S. dollars. See “Consolidated Results of Operations—Derivatives Fair Value Losses, Net.”

The $773 million decrease in fee and other income in 2006 from 2005 was primarily due to a foreign currency exchange loss of $230 million in 2006, compared with a foreign currency exchange gain of $625 million in 2005. The $625 million foreign currency gain recorded in 2005 stemmed from a strengthening of the U.S. dollar relative to the Japanese yen. In addition, we experienced a $140 million decrease in multifamily fees due to a reduction in refinancing volumes, which were significantly higher in 2005 than in 2006. These decreases were partially offset by a $241 million increase in other fee income primarily attributable to the recognition of defeasance fees on consolidated multifamily loans.

Losses on Certain Guaranty Contracts

Losses on certain guaranty transactions totaled $1.4 billion, $439 million and $146 million in 2007, 2006 and 2005, respectively. As home price appreciation slowed in 2006 and home prices declined and credit conditions deteriorated in 2007, the market’s expectation of future credit risk increased. This change in market conditions increased the estimated risk premium or compensation that a market participant would require to assume our guaranty obligations. As a result, the estimated fair value of our guaranty obligations related to MBS issuances increased, contributing to a higher level of losses at inception on certain of our MBS issuances. Our losses on certain guaranty contracts also were affected by the following during 2007 and 2006:

•	Lender Flow Transaction Contracts: As the market risk premium increased during 2007 and 2006, we experienced an increase in the losses related to some of our lender flow transaction contracts because we had established our base guaranty fee pricing for a specified time period and could not increase our prices to reflect the increased market risk. To address this in part, we have expanded our use of standard risk-based pricing adjustments that apply to all deliveries of loans with certain risk characteristics.

•	Affordability Mission—Housing Goals: Our efforts to increase the amount of mortgage financing that we make available to target populations and geographic areas to support our housing goals and subgoals contributed to an increase in losses on certain guaranty contracts in 2007 and in 2006, due to the higher credit risk premium associated with these MBS issuances. In addition, certain contracts that support our affordability mission are priced at a discounted rate.

•	Contract-Level Pricing: We negotiate guaranty contracts with our customers based upon the overall economics of the transaction; however, the accounting for our guaranty-related assets and liabilities is not determined at the contract level for the substantial majority of our single-family guaranty transactions. Instead, it is determined separately for each individual MBS issuance within a contract. Although we determine losses at an individual MBS issuance level, we largely price our guaranty business on an overall contract basis and establish a single price for all loans included in the contract. Accordingly, a single guaranty transaction may result in some loan pools for which we recognize a loss immediately in earnings and other loan pools for which we record deferred profits that are recognized as a component of guaranty fee income over the life of the loans underlying the MBS issuance.

The losses recognized at inception of certain guaranty contracts will be accreted into earnings over time as a component of guaranty fee income, as described in “Critical Accounting Policies and Estimates—Fair Value of Financial Instruments—Fair Value of Guaranty Assets and Guaranty Obligations—Effect on Losses on Certain Guaranty Contracts.” Our guaranty fee income includes $603 million, $329 million and $208 million in 2007, 2006 and 2005, respectively, of accretion of the guaranty obligation related to losses recognized at inception on certain guaranty contracts.

Losses on certain guaranty contracts do not reflect our estimate of incurred credit losses in our guaranty book of business. Instead, our estimate of the probable credit losses incurred in our guaranty book of business is reflected in our combined allowance for loan losses and reserve for guaranty losses. Actual credit losses are recorded as charges against our loss reserves. See “Credit-Related Expenses” below for a discussion of our current year provision for credit losses and “Critical Accounting Policies and Estimates” for illustrations of how losses recorded at inception on certain guaranty contracts affect our earnings over time and how credit-related expenses and actual credit losses related to our guaranties are recorded in our consolidated financial statements. We expect that the substantial majority of our MBS guaranty transactions will generate positive economic returns over the lives of the related MBS because, based on our experience and modeled assessments, we expect our guaranty fees to exceed our incurred credit losses.

Investment Losses, Net

Investment losses, net includes other-than-temporary impairment on AFS securities, lower-of-cost-or-market adjustments on HFS loans, gains and losses recognized on the securitization of loans or securities from our portfolio and the sale of AFS securities, gains and losses on trading securities, and other investment losses. Investment gains and losses may fluctuate significantly from period to period depending upon our portfolio investment and securitization activities, changes in market conditions that may result in fluctuations in the fair value of trading securities, and other-than-temporary impairment. We recorded investment losses of $1.2 billion, $683 million and $1.3 billion in 2007, 2006 and 2005, respectively. Table 8 details the components of investment gains and losses for each year.

Table 8:  Investment Gains (Losses), Net

	For the Year Ended December 31,
	2007	2006	2005
	(Dollars in millions)

Other-than-temporary impairment on AFS securities(1)	$(814)	$(853)	$(1,246)
Lower-of-cost-or-market adjustments on held-for-sale loans	(103)	(47)	(114)
Gains (losses) on Fannie Mae portfolio securitizations, net	(403)	152	259
Gains on sales of AFS securities, net	703	106	252
Gains (losses) on trading securities, net	(365)	8	(442)
Other investment losses, net	(250)	(49)	(43)

Investment losses, net	$(1,232)	$(683)	$(1,334)

(1)	Excludes other-than-temporary impairment on guaranty assets and buy-ups as these amounts are recognized as a component of guaranty fee income.

The $549 million increase in investment losses in 2007 over 2006 was attributable to the following:

•	A decrease of $39 million in other-than-temporary impairment on AFS securities. We recognized other-than-temporary impairment of $814 million in 2007. Approximately $160 million of the other-than-temporary impairment recognized in 2007 related to certain subprime private-label securities where we concluded that it was no longer probable that we would collect all of the contractual principal and interest amounts due. In addition, we recorded $620 million in other-than-temporary impairment losses on certain investments in our mortgage portfolio and liquid investment portfolio that were impaired because we no longer had the intent to hold these securities until recovery of the impairment. We reclassified these investments as trading effective January 1, 2008 with our adoption of SFAS 159. In comparison, we recognized $853 million in other-than-temporary impairment in 2006 due to declines in the fair value of certain securities that we had designated for sale.

•	An increase of $42 million in net gains related to the sale of AFS securities and Fannie Mae portfolio securitizations. The increase in net gains was primarily attributable to the recovery in value of securities we sold that we had previously written down due to other-than-temporary impairment. We sold securities totaling $69.0 billion and $52.7 billion in 2007 and 2006, respectively. During the fourth quarter of 2007, we actively sought to sell securities in a gain position as part of our overall capital management efforts. In one transaction, we sold $1.9 billion of securities issued by an MBS trust in which we held 100% ownership interest. This sale triggered the derecognition of $17.3 billion of loans classified as held for investment from our consolidated balance sheets and the recognition of $15.4 billion of securities, which we designated as trading. Also, during the fourth quarter of 2007, we resecuritized $9.2 billion of subprime private-label securities, which resulted in a loss that was primarily attributable to the impact of the significant widening of credit spreads during the year on the guaranty obligation we recorded in conjunction with this resecuritization.

•	An increase of $373 million in losses on trading securities. This increase in net losses was largely due to the significant widening of credit spreads during 2007, which reduced the fair value of our trading securities. In addition, we began designating an increasingly large portion of the securities we purchase as trading securities, particularly in the fourth quarter of 2007. Our portfolio of trading securities increased to $64.0 billion as of December 31, 2007, from $11.5 billion as of December 31, 2006. This change in practice was partly driven by our adoption of SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS 133 and SFAS 140 (“SFAS 155”), which requires us to evaluate securities for embedded derivatives unless they are designated as trading securities. This change in practice is also intended to offset some of the volatility in our earnings that results from changes in the fair value of our derivatives. Because a significant portion of our derivatives consists of pay-fixed swaps, we expect the aggregate estimated fair value of our derivatives to decline and result in derivatives losses when interest rates decline.

Generally, we expect changes in the fair value of our trading securities to move inversely to changes in the fair value of our derivatives, resulting in an offset against a portion of our derivatives gains and losses. However, because the fair value of our derivatives and trading securities are affected not only by interest rates, but also by factors such as volatility and changes in credit spreads, changes in the fair value of our trading securities may not always move inversely to changes in the fair value of our derivatives. Consequently, the gains and losses on our trading securities may not offset the gains and losses on our derivatives. For example, the decline in interest rates during the second half of 2007 contributed to an increase in the fair value of our trading securities. This increase, however, was more than offset by a decrease in fair value resulting from the significant widening of credit spreads, particularly related to private-label mortgage-related securities backed by Alt-A and subprime loans.

•	An increase of $201 million in other investment losses, which was attributable to the $1.9 billion sale of securities that triggered the derecognition of $17.3 billion of loans classified as held for investment and the recognition of $15.4 billion of securities, as described above. In conjunction with the recognition of the $15.4 billion of securities on our consolidated balance sheets, we also were required to record at fair value a related guaranty asset and guaranty obligation, which resulted in a loss.

The $651 million decrease in investment losses, net in 2006 from 2005 was attributable to the following:

•	A decrease of $393 million in other-than-temporary impairment on AFS securities. We recognized other-than-temporary impairment of $853 million in 2006, compared with $1.2 billion in 2005. The other-than-temporary impairment of $853 million in 2006 resulted from continued interest rate increases in the first half of 2006, which caused the fair value of certain securities to decline below carrying value. Because we previously recognized significant other-than-temporary amounts on certain securities in 2005 that reduced the carrying value of these securities, the amount of other-than-temporary impairment recognized in 2006 declined relative to 2005.

•	A shift to a net gain of $8 million in 2006 on trading securities from a net loss of $442 million in 2005. The net gain in 2006 reflects an increase in the fair value of trading securities due to a decrease in implied volatility during the year. The vast majority of these gains, however, were offset by losses that resulted from the general increase in interest rates during the year. The net loss in 2005 resulted from general increases in interest rates during the year and a widening of option-adjusted spreads.

Derivatives Fair Value Losses, Net

Table 9 presents, by type of derivative instrument, the fair value gains and losses on our derivatives for 2007, 2006 and 2005. Table 9 also includes an analysis of the components of derivatives fair value gains and losses attributable to net contractual interest accruals on our interest rate swaps, the net change in the fair value of terminated derivative contracts through the date of termination and the net change in the fair value of outstanding derivative contracts. The five-year swap interest rate, which is shown below, is a key reference interest rate affecting the estimated fair value of our derivatives.

Table 9:  Derivatives Fair Value Gains (Losses), Net

	For the Year Ended December 31,
	2007	2006	2005
	(Dollars in millions)

Risk management derivatives:
Swaps:
Pay-fixed	$(12,065)	$2,181	$549
Receive-fixed	5,928	(390)	(1,118)
Basis	91	26	(2)
Foreign currency(1)	111	105	(673)
Swaptions:
Pay-fixed	(196)	(1,148)	(1,393)
Receive-fixed	1,956	(2,480)	(2,071)
Interest rate caps	5	100	283
Other(2)	12	6	8

Risk management derivatives fair value losses, net	(4,158)	(1,600)	(4,417)
Mortgage commitment derivatives fair value gains, net(3)	45	78	221

Total derivatives fair value losses, net	$(4,113)	$(1,522)	$(4,196)

Risk management derivatives fair value gains (losses) attributable to:
Net contractual interest income (expense) accruals on interest rate swaps	$261	$(111)	$(1,325)
Net change in fair value of terminated derivative contracts from end of prior year to date of termination	(264)	(176)	(1,434)
Net change in fair value of outstanding derivative contracts, including derivative contracts entered into during the period	(4,155)	(1,313)	(1,658)

Risk management derivatives fair value losses, net(4)	$(4,158)	$(1,600)	$(4,417)

	2007	2006	2005

5-year swap rate:
Quarter ended March 31	4.99%	5.31%	4.63%
Quarter ended June 30	5.50	5.65	4.15
Quarter ended September 30	4.87	5.08	4.66
Quarter ended December 31	4.19	5.10	4.88

(1)	Includes the effect of net contractual interest expense of approximately $59 million, $71 million and $46 million for 2007, 2006 and 2005, respectively. The change in fair value of foreign currency swaps excluding this item resulted in a net gain (loss) of $170 million, $176 million and $(627) million for 2007, 2006 and 2005, respectively.

(2)	Includes MBS options, forward starting debt, swap credit enhancements and mortgage insurance contracts.

(3)	The subsequent recognition in our consolidated statements of operations associated with cost basis adjustments that we record upon the settlement of mortgage commitments accounted for as derivatives resulted in income of approximately $228 million and $14 million for 2007 and 2006, respectively, and expense of $870 million for 2005. These amounts are reflected in our consolidated statements of operations as a component of either “Net interest income” or “Investment losses, net.”

(4)	Reflects net derivatives fair value losses recognized in the consolidated statements of operations, excluding mortgage commitments.

Our derivatives consist primarily of OTC contracts and commitments to purchase and sell mortgage assets that are valued using a variety of valuation models. Because our derivatives consist of net pay-fixed swaps, we expect the aggregate estimated fair value of our derivatives to decline and result in derivatives losses when interest rates decline because we are paying a higher fixed rate of interest relative to the current interest rate environment. Conversely, we expect the aggregate fair value to increase when interest rates rise. In addition, we have a significant amount of purchased options where the time value of the upfront premium we pay for these options decreases due to the passage of time relative to the expiration date of these options, which results in derivatives fair value losses.

As shown in Table 9 above, we recorded net contractual interest income on our interest rate swaps in 2007 and net contractual interest expense in 2006 and 2005. Although these amounts are included in the net derivatives fair value losses recognized in our consolidated statements of operations, we consider the interest accruals on our interest rate swaps to be part of the cost of funding our mortgage investments. If we had elected to fund our mortgage investments with long-term fixed-rate debt instead of a combination of short-term variable-rate debt and interest rate swaps, the income or expense related to our interest rate swap accruals would have been included as a component of interest expense instead of as a component of our derivatives fair value losses.

The primary factors affecting changes in the fair value of our derivatives include the following.

•	Changes in the level of interest rates: Because our derivatives portfolio as of December 31, 2007, 2006 and 2005 predominately consisted of pay-fixed swaps, we typically reported declines in fair value as swap interest rates decreased and increases in fair value as swap interest rates increased. As part of our economic hedging strategy, these derivatives, in combination with our debt issuances, are intended to offset changes in the fair value of our mortgage assets, which tend to increase in value when interest rates decrease and, conversely, decrease in value when interest rates rise.

•	Implied interest rate volatility: We purchase option-based derivatives to economically hedge the embedded prepayment option in our mortgage investments. A key variable in estimating the fair value of option-based derivatives is implied volatility, which reflects the market’s expectation about the future volatility of interest rates. Assuming all other factors are held equal, including interest rates, a decrease in implied volatility would reduce the fair value of our derivatives and an increase in implied volatility would increase the fair value.

•	Changes in our derivative activity: As interest rates change, we are likely to take actions to rebalance our portfolio to manage our interest rate exposure. As interest rates decrease, expected mortgage prepayments are likely to increase, which reduces the duration of our mortgage investments. In this scenario, we generally will rebalance our existing portfolio to manage this risk by terminating pay-fixed swaps or adding receive-fixed swaps, which shortens the duration of our liabilities. Conversely, when interest rates increase and the duration of our mortgage assets increases, we are likely to rebalance our existing portfolio by adding pay-fixed swaps that have the effect of extending the duration of our liabilities. We also add derivatives in various interest rate environments to hedge the risk of incremental mortgage purchases that we are not able to accomplish solely through our issuance of debt securities.

•	Time value of purchased options: Intrinsic value and time value are the two primary components of an option’s price. The intrinsic value is the amount that can be immediately realized by exercising the option—the amount by which the market rate exceeds or is below the strike rate, such that the option is in-the-money. The time value of an option is the amount by which the price of an option exceeds its intrinsic value. Time decay refers to the diminishing value of an option over time as less time remains to exercise the option. We generally have recorded aggregate net fair value losses on our derivatives due to the time decay of our purchased options.

Derivatives losses of $4.1 billion for 2007 increased from 2006 due to the significant decline in swap interest rates during the second half of the year, which resulted in fair value losses on our pay-fixed swaps that exceeded the fair value gains on our receive-fixed swaps. As shown in Table 9 above, the 5-year swap interest rate fell by 131 basis points to 4.19% as of December 31, 2007 from 5.50% as of June 30, 2007. We experienced partially offsetting fair value gains on our option-based derivatives due to an increase in implied volatility that more than offset the combined effect the time decay of these options and the decrease in swap rates during the second half of 2007.

Derivatives losses of $1.5 billion for 2006 decreased from 2005 due to the upward trend in swap interest rates during the year, which resulted in fair value gains on our pay-fixed swaps. These gains were offset by fair value losses on our receive-fixed swaps resulting from the increase in swap interest rates. We also experienced fair value losses on our option-based derivatives due to the combined effect of the time decay of these options and a decrease in implied volatility.

While changes in the estimated fair value of our derivatives resulted in net expense in each reported year, we incurred this expense as part of our overall interest rate risk management strategy to economically hedge the prepayment and duration risk of our mortgage investments. The derivatives fair value gains and losses recognized in our consolidated statements of operations should be examined in the context of our overall interest rate risk management objectives and strategy, including the economic objective of our use of various types of derivative instruments. We provide additional information on our use of derivatives to manage interest rate risk, including changes in our derivatives activity and the outstanding notional amounts, and the effect on our consolidated financial statements in “Consolidated Balance Sheet Analysis—Derivative Instruments” and “Risk Management—Interest Rate Risk Management and Other Market Risks—Interest Rate Risk Management Strategies.”

Losses from Partnership Investments

Our partnership investments, which primarily include investments in LIHTC partnerships as well as investments in other affordable rental and for-sale housing partnerships, totaled approximately $11.0 billion and $10.6 billion as of December 31, 2007 and 2006, respectively. We consider these investments to be a significant channel for advancing our affordable housing mission. We provide additional information about these investments in “Part I—Item 1—Business—Business Segments—Housing and Community Development Business.”

Losses from partnership investments, net totaled $1.0 billion, $865 million and $849 million in 2007, 2006 and 2005, respectively. In 2007, we experienced an increase in losses on our for-sale housing partnership investments due to the deterioration in the housing market. In addition, we increased our investment in affordable rental housing partnership investments, which resulted in an increase in the net operating losses related to these investments. These losses were partially offset by gains from the sale of two portfolios of investments in LIHTC partnerships totaling approximately $930 million in potential future tax credits. Together, these equity interests represented approximately 11% of our overall LIHTC portfolio. We expect that we may sell LIHTC investments in the future if we believe that the economic return from the sale will be greater than the benefit we would receive from continuing to hold these investments. In 2006, we experienced in increase in losses primarily due to increases in the amount we invested in LIHTC partnerships. For more information on tax credits associated with our LIHTC investments, refer to “Provision for Federal Income Taxes” below.

Administrative Expenses

Administrative expenses include ongoing operating costs, such as salaries and employee benefits, professional services, occupancy costs and technology expenses. Administrative expenses also include costs associated with our efforts to return to timely financial reporting, which occurred on November 9, 2007, with the filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007. Expenses included in our efforts to return to timely financial reporting include costs of restatement and other costs associated with the restatement, such as regulatory examinations and investigations, litigation related to the restatement and remediation costs. Table 10 details the components of these costs.

Table 10:  Administrative Expenses

				% Change
	For the Year Ended December 31,			2007	2006
	2007	2006	2005	vs. 2006	vs. 2005
	(Dollars in millions)

Ongoing operating costs	$2,029	$2,013	$1,546	1%	30%
Restatement and related regulatory expenses(1)	640	1,063	569	(40)	87

Total administrative expenses	$2,669	$3,076	$2,115	(13)%	45%

(1)	Includes costs of restatement and related regulatory examinations, investigations and litigation. Also includes remediation costs.

The decrease in administrative expenses in 2007 from 2006 was due to a significant reduction in restatement and related regulatory expenses. This reduction was partially offset by an increase in our ongoing operating costs, resulting from costs associated with an early retirement program and various involuntary severance initiatives implemented in 2007, as well as costs associated with the significant investment we have made to enhance our organizational structure and systems.

The increase in administrative expenses in 2006 from 2005 was primarily due to costs associated with our efforts to return to timely financial reporting. In addition, we experienced an increase in our ongoing operating costs during 2006 due to an increase in our hiring efforts and staffing levels, as we redesigned our organizational structure to enhance our risk governance framework and strengthen our internal controls.

Beginning in January 2007, we undertook a thorough review of our costs as part of a broad reengineering initiative to increase productivity and lower administrative costs. As a result of this effort, we estimate that we will maintain our ongoing operating costs at the $2.0 billion level we achieved in 2007 for 2008. Our ongoing operating costs, or “run rate,” excludes the costs associated with our efforts to return to current financial reporting and also excludes various costs, such as litigation and remediation costs, that we do not expect to incur on a regular basis. We therefore do not consider these expenses to be part of our run rate. Although we are current in our financial reporting, we continue to expect to incur some level of restatement and related regulatory expenses, such as costs related to regulatory examinations, investigations and litigation.

Credit-Related Expenses

This section discusses the credit-related expenses that are reflected in our consolidated statements of operations, how the loss reserves recorded in our consolidated balance sheets affect our credit-related expenses and the credit loss performance metrics we use to evaluate our historical credit loss performance.

The credit-related expenses included in our consolidated statements of operations consist of the provision for credit losses and foreclosed property expense (income). Our credit-related expenses totaled $5.0 billion, $783 million and $428 million in 2007, 2006 and 2005, respectively, reflecting an increase of $4.2 billion in 2007 and $355 million in 2006. Table 11 details the components of our credit-related expenses. We discuss each of these components below.

Table 11:  Credit-Related Expenses

	For the Year Ended December 31,
	2007	2006	2005
	(Dollars in millions)

Provision attributable to guaranty book of business	$3,200	$385	$190
Provision attributable to SOP 03-3 fair value losses	1,364	204	251

Total provision for credit losses	4,564	589	441
Foreclosed property expense (income)	448	194	(13)

Credit-related expenses	$5,012	$783	$428

The $4.2 billion increase in our credit-related expenses in 2007 was due to the substantial increase of $2.8 billion in our provision for credit losses attributable to our guaranty book of business and an increase of $1.2 billion in our provision for credit losses attributable to SOP 03-3 fair value losses. In addition, foreclosed property expense increased by $254 million, reflecting an increase in our inventory of foreclosed properties and rapidly declining sales prices on foreclosed properties, particularly in the Midwest, which accounted for the majority of the increase in our foreclosed properties in 2007 and 2006.

The $355 million increase in credit-related expenses in 2006 was attributable to an increase in our provision for credit losses due to a trend of increasing charge-offs resulting from the significant slowdown in home price appreciation and continued economic weakness in the Midwest. Foreclosed property expense also increased in 2006, reflecting an increase in the level of foreclosures, as well as losses on foreclosed properties, particularly in the Midwest.

Provision Attributable to Guaranty Book of Business

Our loss reserves provide for probable credit losses inherent in our guaranty book of business as of each balance sheet date. As discussed in “Critical Accounting Policies and Estimates—Allowance for Loan Losses and Reserve for Guaranty Losses,” we build our loss reserves through the provision for credit losses for losses that we believe have been incurred and will eventually be reflected over time in our charge-offs. When we determine that a loan is uncollectible, we record the charge-off against our loss reserves. We record recoveries of previously charged-off amounts as a credit to our loss reserves. Table 12, which summarizes changes in our loss reserves for the five-year period ended December 31, 2007, details the provision for credit losses recognized in our consolidated statements of operations each period and the charge-offs recorded against our loss reserves.

Table 12:  Allowance for Loan Losses and Reserve for Guaranty Losses

	As of December 31,
	2007	2006	2005	2004	2003
	(Dollars in millions)

Changes in loss reserves:
Allowance for loan losses:
Beginning balance	$340	$302	$349	$290	$216
Provision	658	174	124	174	187
Charge-offs(1)	(407)	(206)	(267)	(321)	(270)
Recoveries	107	70	96	131	72
Increase from the reserve for guaranty losses(2)	—	—	—	75	85

Ending balance(3)	$698	$340	$302	$349	$290

Reserve for guaranty losses:
Beginning balance	$519	$422	$396	$313	$223
Provision	3,906	415	317	178	178
Charge-offs(4)	(1,782)	(336)	(302)	(24)	(7)
Recoveries	50	18	11	4	4
Decrease to the allowance for loan losses(2)	—	—	—	(75)	(85)

Ending balance	$2,693	$519	$422	$396	$313

Combined loss reserves:
Beginning balance	$859	$724	$745	$603	$439
Provision	4,564	589	441	352	365
Charge-offs(1)(4)	(2,189)	(542)	(569)	(345)	(277)
Recoveries	157	88	107	135	76

Ending balance(3)	$3,391	$859	$724	$745	$603

Allocation of loss reserves:
Balance at end of each period attributable to:
Single-family	$3,318	$785	$647	$644	$516
Multifamily	73	74	77	101	87

Total	$3,391	$859	$724	$745	$603

Loss reserve ratios:
Percent of combined allowance and reserve for guaranty losses in each category to related guaranty book of business:(5)
Single-family	0.13%	0.03%	0.03%	0.03%	0.03%
Multifamily	0.05	0.06	0.06	0.09	0.08
Total	0.12	0.04	0.03	0.03	0.03

(1)	Includes accrued interest of $128 million, $39 million, $24 million, $29 million and $29 million for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, respectively.

(2)	Includes decrease in reserve for guaranty losses and increase in allowance for loan losses due to the purchase of delinquent loans from MBS trusts. Effective with our adoption of SOP 03-3 on January 1, 2005, we record seriously delinquent loans purchased from Fannie Mae MBS trusts at the lower of acquisition cost or fair value at the date of purchase. We no longer record an increase in the allowance for loan losses and reduction in the reserve for guaranty losses when we purchase these loans.

(3)	Includes $39 million, $28 million and $22 million as of December 31, 2007, 2006 and 2005, respectively, for acquired loans subject to the application of SOP 03-3.

(4)	Includes charges recorded at the date of acquisition of $1.4 billion, $204 million and $251 million in 2007, 2006 and 2005, respectively, for acquired loans subject to the application of SOP 03-3 where the acquisition cost exceeded the fair value of the acquired loan.

(5)	Represents ratio of combined allowance and reserve balance by loan type to the guaranty book of business by loan type.

The continued deterioration in the housing market, including weak economic conditions in the Midwest and home price declines on a national basis, particularly in Florida, California, Nevada and Arizona, has resulted in a significant increase in serious delinquency rates and contributed to higher default rates and loan loss severities. Our single-family serious delinquency rate increased to 0.98% as of December 31, 2007, from 0.65% as of December 31, 2006. The number of properties acquired through foreclosure increased by 34% in 2007 over 2006, and our loan loss severity more than doubled from 2006, resulting in a significant increase in charge-offs. Based on these conditions, we recorded a $3.2 billion provision for credit losses attributable to our guaranty book of business to increase our loss reserves to $3.4 billion, or 0.12% of our guaranty book of business, as of December 31, 2007.

In comparison, we recorded a $385 million provision for credit losses attributable to our guaranty book of business in 2006, and our loss reserves totaled $859 million, or 0.04% of our guaranty book of business, as of December 31, 2006.

Provision Attributable to SOP 03-3 Fair Value Losses

We experienced a substantial increase in the SOP 03-3 fair value losses recorded upon the purchase of seriously delinquent loans from MBS trusts in 2007 due to the significant disruption in the mortgage market and severe reduction in market liquidity for certain mortgage products, such as delinquent loans. As indicated in Table 11 above, SOP 03-3 fair value losses increased to $1.4 billion in 2007, from $204 million and $251 million in 2006 and 2005, respectively.

Table 13 provides a quarterly comparison of the average market price, as a percentage of the unpaid principal balance and accrued interest, of seriously delinquent loans purchased from MBS trusts for 2007 and 2006 and additional information related to these loans.

Table 13:  Statistics on Seriously Delinquent Loans Purchased from MBS Trusts Subject to SOP 03-3

	2007 Quarter Ended				2006 Quarter Ended
	Dec 31	Sept 30	June 30	March 31	Dec 31	Sept 30	June 30	March 31

Average market price(1)	70%	72%	93%	94%	95%	95%	95%	96%
Unpaid principal balance and accrued interest of loans purchased (dollars in millions)	$1,832	$2,349	$881	$1,057	$899	$714	$759	$2,022
Number of seriously delinquent loans purchased	11,997	15,924	6,396	8,009	7,637	6,344	6,953	17,039

(1)	The value of primary mortgage insurance is included as a component of the average market price.

Table 14 presents activity related to seriously delinquent loans subject to SOP 03-3 purchased from MBS trusts under our guaranty arrangements for the years ended December 31, 2007 and 2006.

Table 14:  Activity of Seriously Delinquent Loans Acquired from MBS Trusts Subject to SOP 03-3

			Allowance
	Contractual	Market	for Loan
	Amount(1)	Discount	Losses	Net Investment
		(Dollars in millions)

Balance as of December 31, 2005	$5,259	$(189)	$(22)	$5,048
Purchases of delinquent loans	4,394	(204)	—	4,190
Provision for credit losses	—	—	(58)	(58)
Principal repayments	(1,489)	40	6	(1,443)
Modifications and troubled debt restructurings	(915)	43	3	(869)
Foreclosures, transferred to REO	(1,300)	73	43	(1,184)

Balance as of December 31, 2006	$5,949	$(237)	$(28)	$5,684
Purchases of delinquent loans	6,119	(1,364)	—	4,755
Provision for credit losses	—	—	(76)	(76)
Principal repayments	(1,041)	71	16	(954)
Modifications and troubled debt restructurings	(1,386)	316	10	(1,060)
Foreclosures, transferred to REO	(1,545)	223	39	(1,283)

Balance as of December 31, 2007	$8,096	$(991)	$(39)	$7,066

(1)	Reflects contractually required principal and accrued interest payments that we believe are probable of collection.

Tables 15 and 16 provide information about the re-performance, or cure rates, of delinquent single-family loans we purchased from MBS trusts during each of the years 2003 to 2006 and during each of the quarters of 2007, as of both (1) December 31, 2007 and (2) the end of each respective period in which the loan was purchased. Table 15 includes all delinquent loans we purchased from our MBS trusts, while Table 16 includes only those delinquent loans that we purchased from our MBS trusts in order to modify the loan.

We believe there are inherent limitations in the re-performance statistics presented in Tables 15 and 16, both because of the significant lag between the time a loan is purchased from an MBS trust and the conclusion of the delinquent loan resolution process and because, in our experience, it generally takes at least 18 to 24 months to assess the ultimate re-performance of a delinquent loan. Accordingly, these re-performance statistics, particularly those for more recent loan purchases, are likely to change, perhaps materially. As a result, we believe the re-performance rates as of December 31, 2007 for delinquent loans purchased from MBS trusts during 2007, and, to a lesser extent, 2006 may not be indicative of the ultimate long-term performance of these loans. Moreover, as discussed in more detail following these tables, our cure rates may be affected by changes in our loss mitigation efforts and delinquent loan purchase practices. For example, beginning in November 2007, we decreased our optional purchases of delinquent loans and focused primarily on purchasing loans for the purpose of modification.

Table 15:  Re-performance Rates of Delinquent Single-Family Loans Purchased from MBS Trusts(1)

	Status as of December 31, 2007
	2007(2)
	Q4	Q3	Q2	Q1	2007(2)	2006(2)	2005	2004	2003

Cured without modification(3)	16%	20%	16%	22%	18%	35%	44%	43%	46%
Cured with modification(4)	25	19	38	32	26	30	16	15	13

Total cured	41	39	54	54	44	65	60	58	59
Defaults(5)	3	14	13	20	12	20	31	36	37
90 days or more delinquent	56	47	33	26	44	15	9	6	4

Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

	Status as of the End of Each Respective Period
	2007(2)
	Q4	Q3	Q2	Q1	2007(2)	2006(2)	2005	2004	2003

Cured without modification(3)	16%	15%	10%	17%	18%	31%	32%	33%	36%
Cured with modification(4)	25	11	32	26	26	30	12	12	9

Total cured	41	26	42	43	44	61	44	45	45
Defaults(5)	3	6	3	3	12	9	12	14	13
90 days or more delinquent	56	68	55	54	44	30	44	41	42

Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	Re-performance rates calculated based on number of loans.

(2)	In our experience, it generally takes at least 18 to 24 months to assess the ultimate performance of a delinquent loan. Accordingly, the disclosed statistics as of December 31, 2007 for delinquent loans purchased during 2007 and, to a lesser extent, 2006 are not necessarily indicative of the ultimate performance of these loans and are likely to change, perhaps materially, in future periods.

(3)	Loans classified as cured without modification consist of the following: (1) loans that are brought current without modification; (2) loans that are paid in full; (3) loans that are repurchased by lenders; (4) loans that have not been modified but are returned to accrual status because they are less than 90 days delinquent; (5) loans for which the default is resolved through long-term forbearance; and (6) loans for which the default is resolved through a repayment plan. We do not extend the maturity date, change the interest rate or otherwise modify any loan that we resolve through long-term forbearance or a repayment plan unless we first purchase the loan from the MBS trust.

(4)	Loans classified as cured with modification consist of loans that are brought current or are less than 90 days delinquent as a result of resolution of the default under the loan through the following: (1) a modification that does not result in a concession to the borrower; or (2) a modification that results in a concession to a borrower, which is referred to as a troubled debt restructuring. Concessions may include an extension of the time to repay the loan beyond its original maturity date or a temporary or permanent reduction in the loan’s interest rate.

(5)	Consists of foreclosures, preforeclosure sales, sales to third parties and deeds in lieu of foreclosure.

Table 16 below presents cure rates only for delinquent single-family loans that have been modified after their purchase from MBS trusts. The cure rates for these modified delinquent loans differ substantially from those shown in Table 15, which presents the information for all delinquent loans purchased from our MBS trusts. Loans that have not been modified tend to start with a lower cure rate than that of modified loans, and the cure rate tends to rise over time as loss mitigation strategies for those loans are developed and then implemented. In contrast, modified loans tend to start with a high cure rate, and the cure rate tends to decline over time. As shown in Table 16, the initial cure rate for modified loans as of the end of 2006 was higher than the cure rate as of the end of 2007. The proportion of delinquent loans purchased from MBS trusts for the purpose of modification varies from period to period, driven primarily by factors such as changes in our loss mitigation efforts, as well as changes in interest rates and other market factors.

Table 16:	Re-performance Rates of Delinquent Single-Family Loans Purchased from MBS Trusts and Modified(1)

	Status as of December 31, 2007
	2007(2)
	Q4	Q3	Q2	Q1	2007(2)	2006(2)	2005	2004	2003

Cured	99%	89%	75%	73%	84%	79%	76%	72%	74%
Defaults(3)	—	—	1	2	1	5	10	16	17
90 days or more delinquent	1	11	24	25	15	16	14	12	9

Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

	Status as of the End of Each Respective Period
	2007(2)
	Q4	Q3	Q2	Q1	2007(2)	2006(2)	2005	2004	2003

Cured	99%	98%	98%	98%	84%	90%	87%	88%	88%
Defaults(3)	—	—	—	—	1	1	1	—	1
90 days or more delinquent	1	2	2	2	15	9	12	12	11

Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	Re-performance rates calculated based on number of loans.

(2)	In our experience, it generally takes at least 18 to 24 months to assess the ultimate performance of a delinquent loan. Accordingly, the disclosed statistics as of December 31, 2007 for delinquent loans purchased during 2007 and, to a lesser extent, 2006 are not necessarily indicative of the ultimate performance of these loans and are likely to change, perhaps materially, in future periods.

(3)	Consists of foreclosures, preforeclosure sales, sales to third parties and deeds in lieu of foreclosure.

The substantial majority of the loans reported as cured in Table 16 above represent loans for which we believe it is probable that we will collect all of the original contractual principal and interest payments because one or more of the following has occurred: (1) the borrower has brought the loan current without servicer intervention; (2) the loan has paid off; (3) the lender has repurchased the loan; or (4) we have resolved the loan through modification, long-term forbearances or repayment plans. The variance in the cumulative cure rates as of December 31, 2007, compared with the cure rates as of the end of each period in which the loans were purchased from the MBS trust, as displayed in Tables 15 and 16, is primarily due to the amount of time that has elapsed since the loan was purchased to allow for the implementation of a workout solution if necessary.

Modifications include troubled debt restructurings, which result in concessions to borrowers, and other modifications to the contractual terms of the loan. A troubled debt restructuring is the only situation in which we do not expect to collect the full original contractual principal and interest amount due under the loan, although other resolutions and modifications may result in our receiving the full amount due under the loan over a period of time that is longer than the period of time originally provided for under the loan. Of the percentage of loans reported as cured for 2007, 2006, 2005, 2004 and 2003, approximately 41%,17%, 4%, 3% and 2%, respectively, represent troubled debt restructurings where we have provided a concession to the borrower. See “Notes to Consolidated Financial Statements—Note 3, Mortgage Loans” for additional information on impairment losses recognized on troubled debt restructurings.

For the quarters ended December 31, 2007 and September 30, 2007, the serious delinquency rate for single-family conventional loans in MBS trusts was 0.67% and 0.47%, respectively. We purchased from our MBS trusts approximately 13,200 and 17,800 single-family mortgage loans for the quarters ended December 31, 2007 and September 30, 2007, respectively, with an aggregate unpaid principal balance and accrued interest of $2.0 billion and $2.5 billion, respectively. Optional purchases represented 26% and 49% of the amounts purchased during the quarters ended December 31, 2007 and September 30, 2007, respectively, and required purchases represented 74% and 51% of the amounts. The information in this paragraph, which is not necessarily indicative of the number or amount of loans we will purchase from our MBS trusts in the future, is based on information that we obtained from the direct servicers of the loans in our MBS trusts.

Beginning in November 2007, we decreased the number of optional delinquent loan purchases from our single-family MBS trusts in order to preserve capital in compliance with our regulatory capital requirements. Although this change in practice may affect our cure rates, it has had no effect on our loss mitigation efforts and, based on current market conditions, is not expected to materially affect the “Reserve for guaranty losses.” We continue to purchase delinquent loans from MBS trusts primarily to modify these loans as part of our strategy to mitigate credit losses and in circumstances in which we are required to do so under our single-family MBS trust documents. Because we are continuing our loss mitigation efforts for delinquent loans, with a primary goal of permitting borrowers to avoid foreclosure, we do not intend to defer purchases of delinquent loans until we are required by our MBS trust documents to purchase the delinquent loans from our MBS trusts. Although we have decreased the number of our optional loan purchases, the total number of loans purchased from MBS trusts may increase in the future, which would result in an increase our SOP 03-3 fair value losses. The total number of loans we purchase from MBS trusts is dependent on a number of factors, including management decisions about appropriate loss mitigation efforts, the expected increase in loan delinquencies within our MBS trusts resulting from the current adverse conditions in the housing market and our need to preserve capital to meet our regulatory capital requirements. For example, we recently introduced a new HomeSaver Advancetm initiative, which is a loss mitigation tool that we began implementing in the first quarter of 2008. HomeSaver Advance provides qualified borrowers with an unsecured personal loan in an amount equal to all past due payments relating to their mortgage loan, allowing borrowers to cure their payment defaults under mortgage loans without requiring modification of their mortgage loans. By permitting qualified borrowers to cure their payment defaults without requiring that we purchase the loans from the MBS trusts in order to modify the loans, this loss mitigation tool may reduce the number of delinquent mortgage loans that we purchase from MBS trusts in the future and the fair value losses we record in connection with those purchases. The credit environment remains fluid, and the number of loans that we purchase from our MBS trusts will continue to be affected by events and conditions that occur nationally and in regional markets, as well as changes in our business practices to respond to the current adverse market conditions.

Credit Loss Performance Metrics

Our credit loss performance metrics include our historical credit losses and our credit loss ratio. Our credit loss performance metrics are not defined terms within GAAP, and the method we use to calculate these metrics may not be comparable to the method used to calculate similarly titled measures reported by other companies. Management, however, views our credit loss performance metrics as significant indicators of the effectiveness of our credit risk management strategies. Management uses these measures to evaluate our historical credit loss performance, assess the credit quality of our existing guaranty book of business, determine the level of our loss reserves and make determinations about our loss mitigation strategies.

Because management does not view changes in the fair value of our mortgage loans as credit losses, we revised the presentation of our credit loss performance metrics to exclude SOP 03-3 fair value losses that have not yet produced an economic loss, as described in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007. If a loan subject to SOP 03-3 does not cure and we subsequently foreclose on the loan, we include in our credit loss performance metrics the impact of any credit losses we experience on the loan as a result of foreclosure. Because losses related to non-Fannie Mae mortgage-related securities are not reflected in any of the components of our credit losses, we also revised the calculation of our credit loss ratio to reflect credit losses as a percentage of our guaranty book of business, which excludes these securities. We previously calculated our credit loss ratio based on our mortgage credit book of business, which includes non-Fannie Mae mortgage-related securities that we hold in our mortgage portfolio but do not guarantee. We have revised prior years to conform to the current period presentation.

Table 17 below details the components of our credit loss performance metrics for 2007, 2006 and 2005. Our credit loss ratio excluding the effect of SOP 03-3 fair value losses was 5.3 basis points, 2.2 basis points and 1.1 basis points for 2007, 2006 and 2005, respectively. Our credit loss ratio including the effect of SOP 03-3 fair value losses would have been 9.8 basis points, 2.8 basis points and 2.0 basis points for those respective years.

We believe that our credit loss performance metrics, calculated excluding the effect of SOP 03-3 fair value losses, are useful to investors because they reflect how our management evaluates our credit risk management strategies and credit performance. They also provide a consistent treatment of credit losses for on- and off-balance sheet loans. Therefore, we believe these measures provide a meaningful indication of our credit losses and the effectiveness of our credit risk management strategies and loss mitigation efforts. Moreover, by presenting credit losses with and without the effect of SOP 03-3 fair value losses, which were not significant until the disruption in the mortgage markets that began in July 2007, investors are able to evaluate our credit performance on a more consistent basis among periods.

Table 17:  Credit Loss Performance Metrics

	For the Year Ended December 31,
	2007			2006(1)			2005(1)
	Amount	Ratio(2)		Amount	Ratio(2)		Amount	Ratio(2)
				(Dollars in millions)

Charge-offs, net of recoveries	$2,032	8.0	bp	$454	2.0	bp	$462	2.1	bp
Foreclosed property expense (income)	448	1.8		194	0.8		(13)	(0.1)
Less: SOP 03-3 fair value losses(3)	(1,364)	(5.4)		(204)	(0.9)		(251)	(1.1)
Plus: Impact of SOP 03-3 on charge-offs and foreclosed property expense(4)	223	0.9		73	0.3		40	0.2

Credit losses(5)	$1,339	5.3	bp	$517	2.2	bp	$238	1.1	bp

(1)	We have revised the presentation of these measures for 2006 and 2005 to conform to the current period presentation.

(2)	Based on the amount for each line item presented divided by the average guaranty book of business during the period. We previously calculated our credit loss ratio based on credit losses as a percentage of our mortgage credit book of business, which includes non-Fannie Mae mortgage-related securities held in our mortgage investment portfolio that we do not guarantee. Because losses related to non-Fannie Mae mortgage-related securities are not reflected in our credit losses, we revised the calculation of our credit loss ratio to reflect credit losses as a percentage of our guaranty book of business. Our credit loss ratio calculated based on our mortgage credit book of business would have been 5.0 bp, 2.1 bp and 1.0 bp for 2007, 2006 and 2005, respectively. Our charge-off ratio calculated based on our mortgage credit book of business would have been 7.6 bp, 1.9 bp and 2.0 bp for 2007, 2006 and 2005, respectively.

(3)	Represents the amount recorded as a loss when the acquisition cost of a seriously delinquent loan purchased from an MBS trust exceeds the fair value of the loan at acquisition.

(4)	For seriously delinquent loans purchased from MBS trusts that are recorded at the lower of acquisition cost or fair value at acquisition, any loss recorded at foreclosure would be lower than it would have been if we had recorded the loan at its acquisition cost instead of at fair value. Accordingly, we have added back to our credit losses the amount of charge-offs and foreclosed property expense that we would have recorded if we had calculated these amounts based on the purchase price.

(5)	Interest forgone on nonperforming loans in our mortgage portfolio, which is presented in Table 44, reduces our net interest income but is not reflected in our credit losses total. In addition, other-than-temporary impairment losses resulting from deterioration in the credit quality of our mortgage-related securities and accretion of interest income on loans subject to SOP 03-3 are excluded from credit losses.

During 2007, the deterioration in the housing market and decline in home prices on a national basis, as well as continued economic weakness in the Midwest, contributed to higher default rates and loss severities, causing an increase in charge-offs and foreclosed property expense. As a result, our credit loss ratio, excluding the effect of SOP 03-3 fair value losses, increased from the relatively low levels of previous years to 5.3 basis points in 2007.

During 2006, our credit losses, excluding the effect of SOP 03-3 fair value losses, trended upward due to the significant slowdown in home price appreciation during the second half of 2006 and economic weakness in the Midwest, which fueled higher loan loss severities and default rates and contributed to an increase in charge-offs.

Credit Loss Sensitivity

We use internally developed models to assess our sensitivity to credit losses based on current data on home values, borrower payment patterns, non-mortgage consumer credit history and management’s economic outlook. We also review and compare publicly available credit loss analyses and predictions. We examine a range of potential economic scenarios to monitor the sensitivity of credit losses. Our models indicate that home price movements are an important predictor of credit performance. Due to the continued housing market downturn and our expectation that home prices will decline further in 2008, we expect a significant increase in our credit-related expenses and credit loss ratio.

Pursuant to our September 2005 agreement with OFHEO, we disclose on a quarterly basis the present value of the change in future expected credit losses from our existing single-family guaranty book of business from an immediate 5% decline in single-family home prices for the entire United States. For purposes of this calculation, we assume that, after the initial 5% shock, home price growth rates return to the average of the possible growth rate paths used in our internal credit pricing models. The present value change reflects the increase in future expected credit losses under this scenario, which we believe represents a reasonably high stress scenario because it assumes an instantaneous nationwide decline in home prices, over the future expected credit losses generated by our internal credit pricing models without this shock. Table 18 shows for first lien single-family whole loans we own or that back Fannie Mae MBS as of December 31, 2007 and 2006, the credit loss sensitivity results before and after consideration of projected credit risk sharing proceeds, such as private mortgage insurance claims and other credit enhancement. The significant increase of $2.5 billion in the net credit loss sensitivity to $4.5 billion as of December 31, 2007, from $2.0 billion as of December 31, 2006 was primarily attributable to the decline in home prices during 2007.

Table 18:  Single-Family Credit Loss Sensitivity(1)

	As of December 31,
	2007	2006
	(Dollars in millions)

Gross single-family credit loss sensitivity	$9,644	$3,887
Less: Projected credit risk sharing proceeds	(5,102)	(1,926)

Net single-family credit loss sensitivity	$4,542	$1,961

Outstanding single-family whole loans and Fannie Mae MBS	$2,523,440	$2,203,246
Single-family net credit loss sensitivity as a percentage of outstanding single-family whole loans and Fannie Mae MBS	0.18%	0.09%

(1)	Represents total economic credit losses, which consists of credit losses and forgone interest. Calculations are based on approximately 97% and 98% of our single-family guaranty book of business as of December 31, 2007 and 2006, respectively. The mortgage loans and mortgage-related securities that are included in these estimates consist of: (i) single-family Fannie Mae MBS (whether held in our mortgage portfolio or held by third parties), excluding certain whole loan REMICs and private-label wraps; (ii) single-family mortgage loans, excluding mortgages secured only by second liens, subprime mortgages, manufactured housing chattel loans and reverse mortgages; and (iii) long-term standby commitments. We expect the inclusion in our estimates of the excluded products may impact the estimated sensitivities set forth in this table.

We generated these sensitivities using the same models that we use to estimate fair value and impairment. Because these sensitivities represent hypothetical scenarios, they should be used with caution. They are limited in that they assume an instantaneous nationwide decline in home prices, which is not representative of the historical pattern of changes in home prices. Home prices generally vary on a regional, as well as local basis, and U.S. home prices have never declined instantaneously on a nationwide basis. In addition, these sensitivities are calculated independently without considering changes in other interrelated assumptions, such as unemployment rates or other economic factors, which are likely to have a significant impact on our credit losses.

We provide more detailed credit performance information, including our serious delinquency rates, statistics on nonperforming loans and foreclosed property activity, in “Risk Management—Credit Risk Management—Mortgage Credit Risk Management—Mortgage Credit Book of Business Performance.”

Other Non-Interest Expenses

Other expenses include credit enhancement expenses that relate to the amortization of the credit enhancement asset we record at inception of certain guaranty contracts, costs associated with the purchase of additional mortgage insurance to protect against credit losses, net gains and losses on the extinguishment of debt, regulatory penalties and other miscellaneous expenses. Other expenses totaled $662 million, $204 million and $317 million in 2007, 2006 and 2005, respectively. The increases in expenses in 2007 and 2006 were predominately due to higher credit enhancement expenses and a reduction in the amount of net gains recognized on the extinguishment of debt.

Provision for Federal Income Taxes

The provision for federal income taxes was a net benefit of $3.1 billion for 2007, reflecting a tax benefit from our pre-tax loss for the year. In comparison, we recorded a provision for federal income taxes of $166 million and $1.3 billion for 2006 and 2005, respectively. Our effective income tax rate, excluding the provision or benefit for taxes related to extraordinary amounts, was 60%, 4% and 17% for 2007, 2006 and 2005, respectively. The difference between our statutory income tax rate of 35% and our effective tax rate is primarily due to the tax benefits we receive from our investments in LIHTC partnerships that help to support our affordable housing mission. The variance in our effective income tax rate over the past three years is primarily due to the effect of fluctuations in our pre-tax earnings, which affects the relative tax benefit of tax-exempt income and tax credits. As disclosed in “Notes to Consolidated Financial Statements—Note 11, Income Taxes,” our effective tax rate would have been 40%, 29% and 30% for 2007, 2006 and 2005, respectively, if we had not received the tax benefits from our investments in LIHTC partnerships.

The extent to which we are able to use all of the tax credits generated by existing or future investments in housing tax credit partnerships will depend on the amount of our future federal income tax liability. In addition, our ability to use tax credits in any given year may be limited by the corporate alternative minimum tax rules, which ensure that corporations pay at least a minimum amount of federal income tax annually. Because of the net loss we recorded in 2007, there is an increased risk that we may not be able to fully utilize these tax credits. We were not able to use all of the tax credits we received for 2007 and 2006 in the years the credits were generated because our income tax liability, after applying all such credits, would have been reduced below the minimum tax amount. We expect our effective tax rate to continue to vary significantly from our 35% statutory rate, assuming we are able to use all of the tax credits generated. If we are limited in our use of the tax credits related to our investments in LIHTC partnerships and we conclude that the economic return from selling the investment is likely to be greater than the benefit we would receive from continuing to hold these investments, we may also sell certain LIHTC investments, as we did in 2007.

We recorded net deferred tax assets of $13.0 billion and $8.5 billion as of December 31, 2007 and 2006, respectively, arising to a large extent from differences in the timing of the recognition of derivatives fair value gains and losses for financial statement and income tax purposes. We currently have not recorded a valuation allowance against our net deferred tax assets as we anticipate it is more likely than not that the results of future operations will generate sufficient taxable income to allow us to realize the entire tax benefit. If we continue to experience losses or sustained significant decreases in our earnings, we may not be able to realize all of our deferred tax assets, which would require that we establish a valuation allowance that could materially adversely affect our earnings, financial condition and capital position.

BUSINESS SEGMENT RESULTS

We provide a more complete description of our business segments in “Part I—Item 1—Business—Business Segments.” Results of our three business segments are intended to reflect each segment as if it were a stand-alone business. We describe the management reporting and allocation process used to generate our segment results in “Notes to Consolidated Financial Statements—Note 15, Segment Reporting.” During 2007, we changed our methodology for the allocation of indirect administrative expenses, primarily the expenses related to our corporate overhead functions, to align these expenses more closely to the corporate activities provided for each segment. As a result of this change, our Single-Family segment is expected to absorb a higher amount of indirect administrative costs. We summarize our segment results for 2007, 2006 and 2005 in the tables below and provide a discussion of these results.

Single-Family Business

Our Single-Family business generated a net loss of $858 million in 2007, and net income of $2.0 billion and $2.6 billion in 2006 and 2005, respectively. The primary sources of revenue for our Single-Family business is guaranty fee income and trust management income. Other sources of revenue include technology and other fee income. Expenses primarily include losses on certain guaranty contracts, credit-related expenses and administrative expenses. Table 19 summarizes the financial results for our Single-Family business for the periods indicated.

Table 19:  Single-Family Business Results

				Variance
	For the Year Ended December 31,			2007 vs. 2006		2006 vs. 2005
	2007	2006	2005	$	%	$	%
	(Dollars in millions)

Income statement data:
Guaranty fee income	$5,816	$4,785	$4,497	$1,031	22%	$288	6%
Trust management income(1)	553	109	—	444	407	109	100
Other income(2)	606	1,276	1,257	(670)	(53)	19	2
Losses on certain guaranty contracts	(1,387)	(431)	(123)	(956)	(222)	(308)	(250)
Credit-related expenses(3)	(5,003)	(778)	(437)	(4,225)	(543)	(341)	(78)
Other expenses(4)	(1,905)	(1,828)	(1,167)	(77)	(4)	(661)	(57)

Income (loss) before federal income taxes	(1,320)	3,133	4,027	(4,453)	(142)	(894)	(22)
Benefit (provision) for federal income taxes	462	(1,089)	(1,404)	1,551	142	315	22

Net income (loss)	$(858)	$2,044	$2,623	$(2,902)	(142)%	$(579)	(22)%

Other key performance data:
Average single-family guaranty book of business(5)	$2,406,422	$2,178,478	$2,074,464	$227,944	10%	$104,014	5%

(1)	Effective November 2006, we began separately reporting our float income as “Trust management income.” Float income for 2005 is included in “Other income.”

(2)	Consists of net interest income, investment gains and losses, and fee and other income.

(3)	Consists of the provision for credit losses and foreclosed property expense.

(4)	Consists of administrative expenses and other expenses.

(5)	The single-family guaranty book of business consists of single-family mortgage loans held in our mortgage portfolio, single-family Fannie Mae MBS held in our mortgage portfolio, single-family Fannie Mae MBS held by third parties, and other credit enhancements that we provide on single-family mortgage assets. Excludes non-Fannie Mae mortgage-related securities held in our investment portfolio for which we do not provide a guaranty.

Key factors affecting the results of our Single-Family business for 2007 as compared with 2006 included the following.

•	Increased guaranty fee income in 2007, attributable to growth in the average single-family guaranty book of business, coupled with an increase in the average effective single-family guaranty fee rate.

•	The growth in our average single-family guaranty book of business was due to strong growth in single-family Fannie Mae MBS issuances, reflecting the shift in the product mix of mortgage originations in the primary mortgage market back to more traditional conforming products, such as 30-year fixed-rate loans, and a significant reduction in competition from private-label issuers of mortgage-related securities. The average single-family guaranty book of business increased to $2.4 trillion as of December 31, 2007, from $2.2 trillion as of December 31, 2006.

•	The growth in our average effective single-family guaranty fee rate resulted from targeted pricing increases on new business due to the increase in the market pricing of mortgage credit risk and an increase in the accretion of our guaranty obligation and deferred profit into income in 2007 as compared with 2006, due in part to accretion related to losses on certain guaranty contracts.

•	Significantly higher losses on certain guaranty contracts in 2007, primarily due to the deterioration in home prices and overall housing market conditions, which led to an increase in mortgage credit risk pricing that resulted in an increase in the estimated fair value of our guaranty obligations. As a result, we recorded increased losses on certain guaranty contracts associated with our MBS issuances during 2007.

•	A substantial increase in credit-related expenses in 2007, reflecting an increase in both the provision for credit losses and foreclosed property expenses resulting principally from the continued impact of weak economic conditions in the Midwest and the effect of the national decline in home prices. We also experienced a significant increase in market-based valuation adjustments on delinquent loans purchased from MBS trusts, which are presented as part of our provision for credit losses.

•	An effective tax rate of 35.0% for 2007, compared with an effective tax rate of 34.8% for 2006.

Key factors affecting the results of our Single-Family business for 2006 compared with 2005 included the following.

•	Increased guaranty fee income in 2006, attributable to growth in the average single-family guaranty book of business, coupled with an increase in the average effective single-family guaranty fee rate.

•	Increased losses on certain guaranty contracts in 2006, due to the slowdown in home price appreciation and our efforts to increase the amount of mortgage financing that we make available to target populations and geographic areas to support our housing goals.

•	An increase in credit-related expenses in 2006, reflecting an increase in both the provision for credit losses and foreclosed property expense resulting principally from weak economic conditions in the Midwest and the effect of some regional declines in home prices in the second half of 2006.

•	An effective tax rate of 34.8% for 2006 compared with an effective tax rate of 34.9% for 2005.

HCD Business

Our HCD business generated net income of $157 million, $338 million and $503 million in 2007, 2006 and 2005, respectively. Table 20 summarizes the financial results for our HCD business for the periods indicated. The primary sources of revenue for our HCD business are guaranty fee income and other income. Expenses primarily include administrative expenses, credit-related expenses and net operating losses associated with our partnership investments. The losses on our LIHTC partnership investments are offset by the tax benefits generated from these investments.

Table 20:  HCD Business Results

				Variance
	For the Year Ended December 31,			2007 vs. 2006		2006 vs. 2005
	2007	2006	2005	$	%	$	%
	(Dollars in millions)

Income statement data:
Guaranty fee income(1)	$470	$562	$572	$(92)	(16)%	$(10)	(2)%
Other income(1)(2)	358	279	266	79	28	13	5
Losses on partnership investments	(1,005)	(865)	(849)	(140)	(16)	(16)	(2)
Credit-related expenses(3)	(9)	(5)	9	(4)	(80)	(14)	(156)
Other expenses(4)	(1,166)	(1,076)	(749)	(90)	(8)	(327)	(44)

Loss before federal income taxes	(1,352)	(1,105)	(751)	(247)	(22)	(354)	(47)
Benefit for federal income taxes	1,509	1,443	1,254	66	5	189	15

Net income	$157	$338	$503	$(181)	(54)%	$(165)	(33)%

Other key performance data:
Average multifamily guaranty book of business(5)	$131,375	$118,537	$118,874	$12,838	11%	$(337)	0%

(1)	Certain prior period amounts that previously were included as a component of “Fee and other income” have been reclassified to “Guaranty fee income” to conform to the current period presentation.

(2)	Consists of trust management income and fee and other income.

(3)	Consists of the (provision) benefit for credit losses and foreclosed property (expense) income.

(4)	Consists of net interest expense, losses on certain guaranty contracts, administrative expenses, minority interest in earnings of consolidated subsidiaries and other expenses.

(5)	The multifamily guaranty book of business consists of multifamily mortgage loans held in our mortgage portfolio, multifamily Fannie Mae MBS held in our mortgage portfolio, multifamily Fannie Mae MBS held by third parties and other credit enhancements that we provide on multifamily mortgage assets. Excludes non-Fannie Mae mortgage-related securities held in our investment portfolio for which we do not provide a guaranty.

Key factors affecting the results of our HCD business for 2007 as compared with 2006 included the following.

•	Decreased guaranty fee income resulting from a decline in the average effective multifamily guaranty fee rate, which was partially offset by growth in the average multifamily guaranty book of business. The decline in our average effective multifamily guaranty fee rate was due in part to the recognition of deferred profits in 2006 related to a large multifamily transaction that was terminated in December 2006. Our HCD business continued to experience competitive fee pressure from private-label issuers of commercial mortgage-backed securities during the first six months of 2007. In the third quarter of 2007, this trend began to reverse as a result of the growing need for credit and liquidity in the multifamily mortgage market. These market factors contributed to a higher guaranty fee rate on new multifamily business and to faster growth in our multifamily guaranty book of business during the second half of 2007. The growth in the multifamily guaranty book of business was attributable to an increase in multifamily loan acquisitions by our Capital Markets group.

•	An increase in losses on partnership investments related to our for-sale housing partnership investments due to the deterioration in the housing market. In addition, we increased our investment in affordable rental housing partnership investments, which resulted in an increase in the net operating losses related to these investments. These losses more than offset gains on the sales of investments in LIHTC partnerships in 2007.

•	An increase in other income due to an increase in loan prepayment and yield maintenance fees resulting from higher liquidations.

•	An increase in other expenses primarily resulting from higher net interest expense associated with an increase in segment assets.

•	A tax benefit of $1.5 billion in 2007 driven primarily by tax credits of $1.0 billion, compared with a tax benefit of $1.4 billion in 2006 driven by tax credits of $1.1 billion.

Key factors affecting the results of our HCD business for 2006 as compared with 2005 included the following.

•	Relatively stable guaranty fee income.

•	A slight increase in losses on partnership investments as a result of an increase in these investments.

•	An increase in other expenses primarily resulting from an increase in administrative expenses due to costs associated with our restatement and related matters and higher credit enhancement expenses associated with a large multifamily transaction that was terminated in December 2006.

•	A tax benefit of $1.4 billion in 2006 driven primarily by tax credits of $1.1 billion, compared with a tax benefit of $1.3 billion in 2005 driven by tax credits of $1.0 billion.

Capital Markets Group

Our Capital Markets group generated a net loss of $1.3 billion in 2007, and net income of $1.7 billion and $3.2 billion in 2006 and 2005, respectively. Table 21 summarizes the financial results for our Capital Markets group for the periods indicated. The primary sources of revenue for our Capital Markets group are net interest income and fee and other income. Expenses primarily consist of administrative expenses. Derivatives fair value gains and losses, investment gains and losses, and debt extinguishment gains and losses also have a significant impact on the financial performance of our Capital Markets group.

Table 21:  Capital Markets Group Business Results

				Variance
	For the Year Ended December 31,			2007 vs. 2006		2006 vs. 2005
	2007	2006	2005	$	%	$	%
	(Dollars in millions)

Net interest income	$4,620	$6,157	$10,898	$(1,537)	(25)%	$(4,741)	(44)%
Investment losses, net	(1,168)	(780)	(1,503)	(388)	(50)	723	48
Derivatives fair value losses, net	(4,113)	(1,522)	(4,196)	(2,591)	(170)	2,674	64
Fee and other income	123	142	929	(19)	(13)	(787)	(85)
Other expenses(1)	(1,916)	(1,812)	(1,833)	(104)	(6)	21	1

Income (loss) before federal income taxes and extraordinary gains (losses), net of tax effect	(2,454)	2,185	4,295	(4,639)	(212)	(2,110)	(49)
Benefit (provision) for federal income taxes	1,120	(520)	(1,127)	1,640	315	607	54
Extraordinary gains (losses), net of tax effect	(15)	12	53	(27)	(225)	(41)	(77)

Net income (loss)	$(1,349)	$1,677	$3,221	$(3,026)	(180)%	$(1,544)	(48)%

(1)	Includes debt extinguishment gains (losses), guaranty fee expense, administrative expenses and other expenses.

Key factors affecting the results of our Capital Markets group for 2007 as compared with 2006 included the following.

•	A significant reduction in net interest income during 2007, due to continued compression in our net interest yield, largely attributable to the increase in our short-term and long-term debt costs as we continued to replace, at higher interest rates, maturing debt that we had issued at lower interest rates during the past few years.

•	An increase in investment losses primarily due to increased losses on trading securities in 2007, reflecting the decrease in the fair value of these securities due to wider credit spreads that more than offset the favorable impact of a decrease in interest rates during the fourth quarter of 2007.

•	An increase in derivatives fair value losses due to the significant decline in swap interest rates during the second half of 2007. The 5-year swap interest rate fell by 131 basis points to 4.19% as of December 31, 2007 from 5.50% as of June 30, 2007.

•	An effective tax rate of 45.6% for 2007, compared with an effective tax rate of 23.8% for 2006. The variance in the effective tax rate and statutory rate was primarily due to fluctuations in our pre-tax income and the relative benefit of tax-exempt income generated from our investments in mortgage revenue bonds.

Key factors affecting the results of our Capital Markets group for 2006 as compared with 2005 included the following.

•	A decrease in net interest income to a reduction in our average interest-earning assets and compression in our net interest yield from higher debt costs.

•	A reduction in investment losses due to a decrease in other-than-temporary impairment on investment securities and a decrease in losses on trading securities.

•	A decrease in derivatives fair value losses resulting from increases in swap interest rates.

•	An increase in other expenses primarily resulting from an increase in administrative expenses due to costs associated with our restatement and related matters.

•	An effective tax rate of 23.8% for 2006, compared with an effective tax rate of 26.2% for 2005.

CONSOLIDATED BALANCE SHEET ANALYSIS

We seek to structure the composition of our balance sheet and manage its size to ensure compliance with our regulatory and internal capital requirements, to provide adequate liquidity to meet our needs, to mitigate our interest rate and credit risk exposure, and to maximize long-term stockholder value. Total assets grew to $882.5 billion as of December 31, 2007, an increase of $38.6 billion, or 5%, from December 31, 2006. Total liabilities were $838.4 billion, an increase of $36.1 billion, or 5%, from December 31, 2006. Stockholders’ equity of $44.0 billion reflected a increase of $2.5 billion, or 6%, from December 31, 2006. The major asset components of our balance sheet include our mortgage-related assets and non-mortgage investments. We fund and manage the interest rate risk on these investments through the issuance of debt securities and the use of derivatives. Our debt securities and derivatives represent the major liability components of our consolidated balance sheet. Following is a discussion of the major components of our assets and liabilities.

Mortgage Investments

We selectively identify and purchase mortgage assets that meet our targeted return thresholds. Pursuant to the May 2006 consent order with OFHEO, we are currently subject to a limit on the size of our mortgage portfolio. For more information on the mortgage portfolio cap, including recent revisions to the calculation of the mortgage portfolio cap, see “Part I—Item 1—Business—Our Charter and Regulation of Our Activities— Regulation and Oversight of Our Activities—OFHEO Regulation.”

Table 22 summarizes our mortgage portfolio activity for 2007, 2006 and 2005.

Table 22:  Mortgage Portfolio Activity(1)

	Purchases(2)			Sales			Liquidations(3)
	2007	2006	2005	2007	2006	2005	2007	2006	2005
	(Dollars in millions)

Mortgage loans:
Fixed-rate:
Long-term	$62,738	$65,680	$60,267	$—	$—	$1	$30,656	$35,336	$55,427
Intermediate-term(4)	32,080	16,044	18,824	—	—	9	18,937	28,009	38,603

Total fixed-rate loans	94,818	81,724	79,091	—	—	10	49,593	63,345	94,030
Adjustable-rate loans	16,535	9,431	5,515	—	—	41	10,402	10,003	11,392

Total mortgage loans	111,353	91,155	84,606	—	—	51	59,995	73,348	105,422

Mortgage securities:
Fixed-rate:
Long-term	16,141	18,948	13,630	59,617	42,538	93,910	25,060	37,254	83,861
Intermediate-term(5)	14,429	6,945	832	4,012	4,977	12,117	4,258	4,354	6,670

Total fixed-rate securities	30,570	25,893	14,462	63,629	47,515	106,027	29,318	41,608	90,531
Adjustable-rate securities	38,686	64,718	46,359	5,349	5,160	7,562	28,273	38,442	51,165

Total mortgage securities	69,256	90,611	60,821	68,978	52,675	113,589	57,591	80,050	141,696

Total mortgage portfolio	$180,609	$181,766	$145,427	$68,978	$52,675	$113,640	$117,586	$153,398	$247,118

Annual liquidation rate							16.2%	21.0%	30.7%

(1)	Excludes unamortized premiums, discounts and other cost basis adjustments.

(2)	Excludes advances to lenders and mortgage-related securities acquired through the extinguishment of debt.

(3)	Includes scheduled repayments, prepayments and foreclosures.

(4)	Consists of mortgage loans with contractual maturities at purchase equal to or less than 15 years.

(5)	Consists of mortgage securities with maturities at issue date equal to or less than 15 years.

Our level of portfolio purchases decreased in 2007 as compared with 2006, due in part to lower market volumes resulting from the reduction in mortgage origination activity and a more limited availability of mortgage assets that met our targeted return thresholds during the first half of 2007. Beginning in the third quarter of 2007, there was a significant widening of mortgage-to-debt spreads and a reduction in liquidity. These market conditions presented more opportunities for us to purchase mortgage assets at attractive prices and spreads. However, our ability to capitalize on these opportunities was limited by the OFHEO-directed minimum capital requirement and mortgage portfolio cap. Our level of portfolio sales increased in 2007 as compared with 2006, primarily due to an increase in portfolio sales during the second half of 2007 to manage the size of our mortgage portfolio to comply with the mortgage portfolio cap and to enhance our capital position. The decrease in mortgage liquidations during 2007 was largely attributable to the decline in home prices, which reduced the level of refinancing activity relative to the prior year.

Our portfolio purchases increased in 2006 over 2005, reflecting a reduction in portfolio purchases in 2005 due in part to more narrow mortgage-to-debt spreads as well as our focus on managing the size of our balance sheet to achieve our capital plan objectives. We also experienced a considerable decline in the level of portfolio sales and liquidations for 2006 relative to 2005.

Table 23 shows the composition of our mortgage portfolio by product type and the carrying value, which reflects the net impact of our purchases, sales and liquidations, as of the end of each year of the five-year period ended December 31, 2007.

Table 23:  Mortgage Portfolio Composition(1)

	As of December 31,
	2007	2006	2005	2004	2003
	(Dollars in millions)

Mortgage loans:(2)
Single-family:
Government insured or guaranteed	$28,202	$20,106	$15,036	$10,112	$7,284
Conventional:
Long-term, fixed-rate	193,607	202,339	199,917	230,585	250,915
Intermediate-term, fixed-rate(3)	46,744	53,438	61,517	76,640	85,130
Adjustable-rate	43,278	46,820	38,331	38,350	19,155

Total conventional single-family	283,629	302,597	299,765	345,575	355,200

Total single-family	311,831	322,703	314,801	355,687	362,484

Multifamily:
Government insured or guaranteed	815	968	1,148	1,074	1,204
Conventional:
Long-term, fixed-rate	5,615	5,098	3,619	3,133	3,010
Intermediate-term, fixed-rate(3)	73,609	50,847	45,961	39,009	29,717
Adjustable-rate	11,707	3,429	1,151	1,254	1,218

Total conventional multifamily	90,931	59,374	50,731	43,396	33,945

Total multifamily	91,746	60,342	51,879	44,470	35,149

Total mortgage loans	403,577	383,045	366,680	400,157	397,633

Unamortized premiums and other cost basis adjustments, net	726	943	1,254	1,647	1,768
Lower of cost or market adjustments on loans held for sale	(81)	(93)	(89)	(83)	(50)
Allowance for loan losses for loans held for investment	(698)	(340)	(302)	(349)	(290)

Total mortgage loans, net	403,524	383,555	367,543	401,372	399,061

Mortgage-related securities:
Fannie Mae single-class MBS	102,258	124,383	160,322	272,665	337,463
Fannie Mae structured MBS	77,905	75,261	74,129	71,739	68,459
Non-Fannie Mae single-class mortgage securities	28,129	27,980	27,162	35,656	33,367
Non-Fannie Mae structured mortgage securities(4)	96,373	97,399	86,129	109,455	45,065
Mortgage revenue bonds	16,315	16,924	18,802	22,076	20,359
Other mortgage-related securities	3,346	3,940	4,665	5,461	6,522

Total mortgage-related securities	324,326	345,887	371,209	517,052	511,235

Market value adjustments(5)	(3,249)	(1,261)	(789)	6,680	7,973
Other-than-temporary impairments	(603)	(1,004)	(553)	(432)	(412)
Unamortized premiums (discounts) and other cost basis adjustments, net(6)	(1,076)	(1,083)	(909)	173	1,442

Total mortgage-related securities, net	319,398	342,539	368,958	523,473	520,238

Mortgage portfolio, net(7)	$722,922	$726,094	$736,501	$924,845	$919,299

(1)	Mortgage loans and mortgage-related securities are reported at unpaid principal balance.

(2)	Mortgage loans include unpaid principal balance totaling $81.8 billion, $105.5 billion, $113.3 billion, $152.7 billion, and $162.5 billion as of December 31, 2007, 2006, 2005, 2004 and 2003, related to mortgage-related securities that were consolidated under Financial Accounting Standards Board Interpretation (“FIN”) No. 46R (revised December

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

(3)	Intermediate-term, fixed-rate consists of mortgage loans with contractual maturities at purchase equal to or less than 15 years.

(4)	As of December 31, 2007, $64.5 billion of this amount consists of private-label mortgage-related securities backed by subprime or Alt-A mortgage loans. Refer to “Available-for-Sale and Trading Securities—Investments in Alt-A and Subprime Mortgage-Related Securities” for a description of our investments in subprime and Alt-A securities.

(5)	Includes unrealized gains and losses on mortgage-related securities and securities commitments classified as trading and available-for-sale.

(6)	Includes the impact of other-than-temporary impairments of cost basis adjustments.

(7)	Includes consolidated mortgage-related assets acquired through the assumption of debt. Also includes $538 million and $448 million as of December 31, 2007 and 2006, respectively, of mortgage loans and mortgage-related securities that we have pledged as collateral and for which counterparties have the right to sell or repledge.

We experienced a decrease of less than 1% in our net mortgage portfolio during 2007, reflecting management of the size of our portfolio during the first three quarters of 2007 to comply with the OFHEO mortgage portfolio cap and an increase in portfolio sales during the fourth quarter of 2007 to enhance our capital position. We have not exceeded the mortgage portfolio cap since its inception, and we will continue to manage the size of our mortgage portfolio to meet the OFHEO-directed mortgage portfolio cap. In addition to the mortgage portfolio cap, our investment activities may be constrained by our regulatory capital requirements, certain operational limitations, tax classifications and our intent to hold certain temporarily impaired securities until recovery in value, as well as risk parameters applied to the mortgage portfolio.

Liquid Investments

As discussed further in “Liquidity and Capital Management—Liquidity—Liquidity Risk Management—Liquidity Contingency Plan,” we also purchase liquid investments. Our liquid assets consist of cash and cash equivalents, funding agreements with our lenders, including advances to lenders and repurchase agreements, and non-mortgage investments. Our liquid assets, net of cash equivalents pledged as collateral, totaled approximately $102.0 billion and $69.4 billion as of December 31, 2007 and December 31, 2006, respectively.

Our non-mortgage investments primarily consist of high-quality securities that are readily marketable or have short-term maturities. Our non-mortgage investments, which are carried at fair value in our consolidated balance sheets, totaled $38.1 billion and $47.6 billion as of December 31, 2007 and December 31, 2006, respectively. We present in Table 24 below the detail of our non-mortgage investments as of December 31, 2007, 2006 and 2005.

Table 24:	Non-Mortgage Investments

	As of December 31,
	2007	2006	2005
	(Dollars in millions)

Non-mortgage-related securities:
Asset-backed securities	$15,511	$18,914	$19,190
Corporate debt securities	13,515	17,594	11,840
Commercial paper	—	10,010	5,139
Other	9,089	1,055	947

Total non-mortgage-related securities	$38,115	$47,573	$37,116

We recorded $419 million as other-than-temporary impairment loss during 2007 on certain investments in our liquid investment portfolio that were impaired because we no longer had the intent to hold these securities until recovery of the impairment. In conjunction with our January 1, 2008 adoption of SFAS 159, we elected to reclassify all of our non-mortgage investments from AFS to trading.

Available-for-Sale and Trading Securities

We designate our investment securities as either trading or AFS. We record both trading and AFS securities at fair value in our consolidated balance sheets. Gains and losses on trading securities are recognized in earnings, while unrealized gains and losses on AFS securities are recorded in stockholders’ equity as a component of AOCI. Table 25 details the amortized cost, fair value, maturity and average yield of our investments in mortgage and non-mortgage securities classified as AFS as of December 31, 2007.

Table 25:	Amortized Cost, Fair Value, Maturity and Average Yield of Investments in Available-for-Sale Securities

	As of December 31, 2007
					After One Year		After Five Years
	Total	Total	One Year or Less		Through Five Years		Through Ten Years		After Ten Years
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost(1)	Value	Cost(1)	Value	Cost(1)	Value	Cost(1)	Value	Cost(1)	Value
	(Dollars in millions)

Fannie Mae single-class MBS(2)	$73,560	$73,623	$27	$28	$417	$425	$4,451	$4,496	$68,665	$68,674
Fannie Mae structured MBS(2)	65,225	65,320	—	—	10	11	1,245	1,252	63,970	64,057
Non-Fannie Mae single-class mortgage securities(2)	26,699	26,939	1	1	89	89	362	364	26,247	26,485
Non-Fannie Mae structured mortgage-related securities(2)	73,984	70,950	—	—	514	509	14,014	14,255	59,456	56,186
Mortgage revenue bonds	15,564	15,431	69	69	312	315	868	882	14,315	14,165
Other mortgage-related securities	2,949	3,179	—	—	—	—	6	33	2,943	3,146
Asset-backed securities(2)	15,510	15,511	61	61	4,393	4,393	8,324	8,325	2,732	2,732
Corporate debt securities	13,506	13,515	489	489	13,017	13,026	—	—	—	—
Other non-mortgage-related securities	9,089	9,089	9,089	9,089	—	—	—	—	—	—

Total	$296,086	$293,557	$9,736	$9,737	$18,752	$18,768	$29,270	$29,607	$238,328	$235,445

Yield(3)	6.28%		12.38%		5.02%		5.75%		6.19%

(1)	Amortized cost includes unamortized premiums, discounts and other cost basis adjustments, as well as other-than-temporary impairment write downs.

(2)	Asset-backed securities, including mortgage-backed securities, are reported based on contractual maturities assuming no prepayments. The contractual maturity of asset-backed securities generally is not a reliable indicator of the expected life because borrowers typically have the right to repay these obligations at any time.

(3)	Yields are determined by dividing interest income (including the amortization and accretion of premiums, discounts and other cost basis adjustments) by amortized cost balances as of year-end.

As shown in the table above, as of December 31, 2007, the amortized cost and estimated fair value of our AFS securities totaled $296.1 billion and $293.6 billion, respectively, and we had gross unrealized gains of $2.3 billion and gross unrealized losses of $4.8 billion recorded in AOCI. In comparison, as of December 31, 2006, the amortized cost and estimated fair value of our AFS securities totaled $379.5 billion and $378.6 billion, respectively, and we had gross unrealized gains of $2.8 billion and gross unrealized losses of $3.7 billion recorded in AOCI. The increase in gross unrealized losses as of the end of 2007 was primarily due to the significant widening of credit spreads during 2007. We stratify, by security type, the duration of the gross unrealized losses of $4.8 billion as of December 31, 2007 related to our AFS securities in “Notes to Consolidated Financial Statements—Note 5, Investments in Securities.” Of the $4.8 billion in gross unrealized losses as of December 31, 2007, approximately $1.6 billion relates to securities in a loss position for less than

12 months and the remaining $3.2 billion relates to securities in a loss position for 12 consecutive months or longer.

We currently have the intent and ability to hold these securities until the earlier of recovery of the unrealized loss amounts or maturity and will do so as long as holding the securities continues to be consistent with our investment strategy. Further, we believe that it is probable that we will collect the full principal and interest due in accordance with the contractual terms of the securities, although we may experience future changes in value as a result of changes in interest rates or credit spreads. If our intent were to change or it was no longer probable that we would collect the full principal and interest due, we would recognize an other-than-temporary impairment in accordance with our accounting policy.

Investments in Alt-A and Subprime Mortgage-Related Securities

We have invested in private-label mortgage-related securities backed by Alt-A or subprime mortgage loans, which are reported in our mortgage portfolio as a component of non-Fannie Mae structured securities. Our mortgage portfolio also includes resecuritized Alt-A or subprime mortgage-related securities that we guarantee (“wraps”), which are reported as a component of Fannie Mae structured securities. To date, we generally have focused our purchases of private-label mortgage-related securities backed by subprime or Alt-A loans on the highest-rated tranches of these securities available at the time of acquisition. In 2007, we began to acquire a limited amount of subprime-backed private-label mortgage-related securities of investment grades below AAA. We do not have any exposure to collateralized debt obligations, or CDOs.

Table 26 presents information, by year of issuance, on our exposure as of December 31, 2007 to these investment securities. In reporting our Alt-A and subprime exposure, we have classified private-label mortgage-related securities as Alt-A or subprime if the securities were labeled as such when issued. All of our investments in Alt-A and subprime mortgage-related securities were rated investment grade or better (a credit rating from Standard & Poor’s of at least BBB- or its equivalent) as of December 31, 2007. Several of these securities have been downgraded since the end of 2007, which we discuss below.

Table 26:	Investments in Alt-A and Subprime Mortgage-Related Securities

	As of December 31, 2007
			Gross		Weighted
	Unpaid		Unrealized	Gross	Average	Credit Rating(4)
	Principal	Estimated	AOCI	Trading	Credit		% AA
	Balance	Fair Value	Losses(1)	Losses(2)	Enhancement(3)	% AAA	or below
				(Dollars in millions)

Investments in Alt-A securities:(5)
Alt-A securities:(6)
2007	$4,494	$4,129	$—	$(350)	57%	100%	—%
2006	8,625	8,271	(366)	—	23	100	—
2005	8,498	8,323	(214)	—	21	100	—
2004 and prior	10,858	10,599	(351)	—	12	100	—

Alt-A securities	32,475	31,322	(931)	(350)	23	100	—

Investments in subprime securities:(5)
Subprime securities:(6)
2007	5,417	4,861	(3)	(470)	36	87	13
2006	22,281	20,141	(2,066)	—	29	99	1
2005	999	931	—	—	59	100	—
2004 and prior	3,343	3,066	(269)	—	75	96	4

Subprime securities	32,040	28,999	(2,338)	(470)	36	97	3

Subprime wraps:(7)
2007	9,395	8,785	—	(556)	—	100	—
2006	—	—	—	—	—	—	—
2005	—	2	—	—	—	100	—
2004 and prior	—	—	—	—	—	—	—

Subprime wraps	9,395	8,787	—	(556)	—	100	—

Total subprime securities	41,435	37,786	(2,338)	(1,026)	—	98	2

Total Alt-A and subprime securities	$73,910	$69,108	$(3,269)	$(1,376)		99%	1%

(1)	Reflects gross unrealized losses recorded in AOCI as of December 31, 2007 on Alt-A and subprime securities classified as AFS.

(2)	Reflects losses on Alt-A and subprime securities classified as trading that were recorded in our consolidated statements of operations in 2007 as a component of “Investment losses, net.”

(3)	The credit enhancement percentage refers to the ratio of the current amount of the securities that will incur losses in a securitization structure before losses are allocated to the security we own. The weighted average credit enhancement is the quotient of the total unpaid principal balance of all subordinated tranches for a vintage divided by the total unpaid principal balance of all of the tranches we own in that vintage.

(4)	Reflects credit ratings as of December 31, 2007. A discussion of credit rating downgrades subsequent to December 31, 2007 is provided below.

(5)	As of December 31, 2007, the total guaranteed resecuritizations of private-label securities backed by Alt-A and subprime loans held in our mortgage portfolio or held by third parties was $14.9 billion.

(6)	Includes private-label securities backed by Alt-A or subprime mortgage loans that are reported in our mortgage portfolio as a component of non-Fannie Mae structured securities.

(7)	Includes Fannie Mae guaranteed resecuritizations of private-label securities backed by subprime loans, which we report in our mortgage portfolio as a component of Fannie Mae structured securities.

As indicated in Table 26, we recognized $1.4 billion in losses on Alt-A and subprime securities classified as trading in our consolidated statements of operations in 2007. In addition, we recorded $160 million of other-than-temporary impairment on $1.7 billion of unpaid principal balance of subprime private-label securities classified as AFS because we concluded that we did not have the intent to hold to recovery or it was no longer probable that we would collect all of the contractual principal and interest amounts due. The gross unrealized losses recorded in AOCI related to Alt-A and subprime securities classified as AFS totaled $3.3 billion as of December 31, 2007. Because we believe that it is probable that we will collect all of the contractual amounts due and we have the intent and ability to hold these securities to recovery, we currently view the impairment of these securities as temporary. However, we will continue to monitor these securities, including evaluating the impact of changes in credit ratings, to assess the collectability of principal and interest in accordance with our policy for determining whether an impairment is other-than-temporary. See “Part I—Item 1A—Risk Factors” for a discussion of the risks related to potential write-downs of our investment securities in the future.

As of February 22, 2008, all of our private-label mortgage-related securities backed by Alt-A mortgage loans were rated AAA and none had been downgraded. However, since the end of 2007 through February 22, 2008, approximately $1.3 billion, or 4%, of our Alt-A private label mortgage-related securities had been placed under review for possible credit downgrade or on negative watch.

As of February 22, 2008, the credit ratings of several subprime private-label mortgage-related securities held in our portfolio with an aggregate unpaid principal balance of $8.4 billion as of December 31, 2007 were downgraded below AAA. As a result of these downgrades, $63 million, or 0.2%, of our total subprime private-label mortgage-related securities had ratings below investment grade as of February 22, 2008. In addition, approximately $6.2 billion, or 19%, of our subprime private-label mortgage-related securities had been placed under review for possible credit downgrade or on negative watch as of February 22, 2008.

To date, these downgrades have not had a material effect on our earnings or financial condition. Although we consider recent external rating agency actions or changes in a security’s external credit rating as one criterion in our assessment of other-than-temporary impairment, a rating action alone is not necessarily indicative of other-than-temporary impairment. As discussed in “Critical Accounting Policies and Estimates—Other-than-temporary Impairment,” we also consider various other factors in assessing whether an impairment is other-than-temporary. We will continue to analyze the performance of these securities based on a variety of economic conditions, including extreme stress scenarios, to assess the collectability of principal and interest.

In December 2007, the Department of the Treasury, HUD, the American Securitization Forum and the Hope Now Alliance announced a plan to help subprime borrowers facing mortgage payment resets retain their homes. Among other things, this joint plan provides a framework for fast track modifications of subprime mortgage loans meeting specified criteria. Under the framework, subprime borrowers with mortgage loans meeting those criteria could have the interest rates on their loans frozen at the introductory rate for a period of five years. Based on information available to us, which in general does not include current borrower information necessary for a final determination of eligibility, we estimate that, as of December 31, 2007, loans with an unpaid principal balance of $803 million that back private-label mortgage-related securities we hold or Fannie Mae wraps of private-label mortgage-related securities would be eligible for fast track modification under the joint plan’s framework. None of the whole loans backing our Fannie Mae MBS or in our mortgage portfolio meet the criteria for the joint plan’s framework. The modification of the mortgage loans underlying these mortgage-related securities could reduce the return we receive on these securities and adversely affect the fair value of these securities, resulting in other-than-temporary impairment of the securities.

We provide information on our exposure to Alt-A and subprime loans included in our guaranty book of business in “Risk Management—Credit Risk Management—Mortgage Credit Risk Management—Portfolio Diversification and Monitoring.”

Debt Instruments

Changes in the amount of our debt issuances and redemptions between periods are influenced by our portfolio growth, investor demand for our debt, changes in interest rates, and the maturity of existing debt. Despite a lack of portfolio growth during 2007, we remained an active issuer of both short-and long-term debt for refunding and portfolio rebalancing purposes. Table 27 below provides a summary of our debt activity for the years ended December 31, 2007, 2006 and 2005.

Table 27:	Debt Activity

	For the Year Ended December 31,
	2007	2006	2005
	(Dollars in millions)

Issued during the year:(1)
Short-term:(2)
Amount(3)	$1,543,387	$2,107,737	$2,795,854
Weighted average interest rate	4.87%	4.85%	3.20%
Long-term:(4)
Amount(3)	$193,910	$181,427	$156,437
Weighted average interest rate	5.45%	5.49%	4.41%
Total issued:
Amount(3)	$1,737,297	$2,289,164	$2,952,291
Weighted average interest rate	4.93%	4.90%	3.26%
Repaid during the year(1)(5)
Short-term:(2)
Amount(3)	$1,473,283	$2,112,364	$2,944,027
Weighted average interest rate	4.96%	4.44%	3.03%
Long-term:(4)
Amount(3)	$233,393	$169,397	$196,957
Weighted average interest rate	4.79%	3.97%	3.51%
Total repaid:
Amount(3)	$1,706,676	$2,281,761	$3,140,984
Weighted average interest rate	4.94%	4.41%	3.06%

(1)	Excludes debt activity resulting from consolidations and intraday loans.

(2)	Short-term debt consists of borrowings with an original contractual maturity of one year or less. Includes Federal funds purchased and securities sold under agreements to repurchase.

(3)	Represents the face amount at issuance or redemption.

(4)	Long-term debt consists of borrowings with an original contractual maturity of greater than one year.

(5)	Represents all payments on debt, including regularly scheduled principal payments, payments at maturity, payments as the result of a call and payments for any other repurchases.

Table 28 shows the amount of our outstanding short-term borrowings and long-term debt as of December 31, 2007 and 2006.

Table 28:	Outstanding Debt(1)

	December 31, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Outstanding	Rate	Outstanding	Rate
	(Dollars in millions)

Federal funds purchased and securities sold under agreements to repurchase	$869	3.48%	$700	5.36%

Short-term debt:(2)
Fixed-rate	$234,160	4.45%	$164,686	5.16%
From consolidations	—	—	1,124	5.32

Total short-term debt	$234,160	4.45%	$165,810	5.16%

Long-term debt:(3)
Senior fixed-rate	$530,829	5.20%	$576,099	4.98%
Senior floating-rate	13,700	6.01	5,522	5.06
Subordinated fixed-rate	11,024	6.14	12,852	5.91
From consolidations	6,586	5.95	6,763	5.98

Total long-term debt(4)	$562,139	5.25%	$601,236	5.01%

Outstanding callable debt(5)	$215,639	5.35%	$201,482	5.08%

(1)	Outstanding debt amounts and weighted average interest rates reported in this table include the effect of unamortized discounts, premiums and other cost basis adjustments. The unpaid principal balance of outstanding debt, which excludes unamortized discounts, premiums and other cost basis adjustments, totaled $804.3 billion as December 31, 2007, compared with $773.4 billion as of December 31, 2006.

(2)	Short-term debt consists of borrowings with an original contractual maturity of one year or less.

(3)	Long-term debt consists of borrowings with an original contractual maturity of greater than one year.

(4)	Reported amounts include a net discount and cost basis adjustments of $11.6 billion and $11.9 billion as of December 31, 2007 and 2006, respectively.

(5)	Consists of both short-term and long-term callable debt that could be redeemed in whole or in part at our option at any time on or after a specified date.

Table 29 below presents additional information for each category of our short-term borrowings.

Table 29:	Outstanding Short-Term Borrowings

	2007
	As of December 31,		Average During the Year
		Weighted		Weighted
		Average		Average
		Interest		Interest	Maximum
	Outstanding	Rate(1)	Outstanding(2)	Rate(1)	Outstanding(3)
	(Dollars in millions)

Federal funds purchased and securities sold under agreements to repurchase	$869	3.48%	$932	5.09%	$3,840

Fixed-rate short-term debt:
Discount notes	$233,258	4.45%	$162,952	5.01%	$233,258
Foreign exchange discount notes	301	4.28	341	2.88	654
Other fixed-rate short-term debt	601	4.37	2,690	5.17	4,959
Debt from consolidations	—	—	826	5.34	1,176

Total short-term debt	$234,160	4.45%

	2006
	As of December 31,		Average During the Year
		Weighted		Weighted
		Average		Average
		Interest		Interest	Maximum
	Outstanding	Rate(1)	Outstanding(2)	Rate(1)	Outstanding(3)
	(Dollars in millions)

Federal funds purchased and securities sold under agreements to repurchase	$700	5.36%	$485	2.00%	$2,096

Fixed-rate short-term debt:
Discount notes	$158,785	5.16%	$155,548	4.86%	$170,268
Foreign exchange discount notes	194	4.09	959	3.50	2,009
Other fixed-rate short-term debt	5,707	5.24	1,236	4.57	5,704
Floating-rate short-term debt	—	—	220	1.95	645
Debt from consolidations	1,124	5.32	2,483	4.73	3,485

Total short-term debt	$165,810	5.16%

	2005
	As of December 31,		Average During the Year
		Weighted		Weighted
		Average		Average
		Interest		Interest	Maximum
	Outstanding	Rate(1)	Outstanding(2)	Rate(1)	Outstanding(3)
	(Dollars in millions)

Federal funds purchased and securities sold under agreements to repurchase	$705	3.90%	$2,202	2.88%	$6,143

Fixed-rate short-term debt:
Discount notes	$166,645	4.08%	$205,152	3.15%	$281,117
Foreign exchange discount notes	1,367	2.66	3,931	2.00	8,191
Other fixed-rate short-term debt	941	3.75	1,429	3.03	3,570
Floating-rate short-term debt	645	4.16	3,383	3.26	6,250
Debt from consolidations	3,588	4.25	4,394	3.25	4,891

Total short-term debt	$173,186	4.07%

(1)	Includes unamortized discounts, premiums and other cost basis adjustments.

(2)	Average amount outstanding during the year has been calculated using month-end balances.

(3)	Maximum outstanding represents the highest month-end outstanding balance during the year.

Derivative Instruments

While we use debt instruments as the primary means to fund our mortgage investments and manage our interest rate risk exposure, we supplement our issuance of debt with interest rate-related derivatives to manage the prepayment and duration risk inherent in our mortgage investments. As an example, by combining a pay-fixed swap with short-term variable-rate debt, we can achieve the economic effect of converting short-term variable-rate debt into long-term fixed-rate debt. By combining a pay-fixed swaption with short-term variable-rate debt, we can achieve the economic effect of converting short-term variable-rate debt into long-term callable debt. The cost of derivatives used in our management of interest rate risk is an inherent part of the cost of funding and hedging our mortgage investments and is economically similar to the interest expense that we recognize on the debt we issue to fund our mortgage investments. However, because we do not apply hedge accounting to our derivatives, the fair value gains or losses on our derivatives, including the periodic net contractual interest expense accruals on our swaps, are reported as “Derivatives fair value losses, net” in our consolidated statements of operations rather than as interest expense.

Table 30 presents, by derivative instrument type, the estimated fair value of derivatives recorded in our consolidated balance sheets and the related outstanding notional amounts as of December 31, 2007 and 2006.

Table 30:	Notional and Fair Value of Derivatives

	As of December 31,
	2007		2006
		Estimated		Estimated
	Notional	Fair	Notional	Fair
	Amount	Value(1)	Amount	Value(1)
	(Dollars in millions)

Risk management derivatives:
Swaps:
Pay-fixed	$377,738	$(14,357)	$268,068	$(1,447)
Receive-fixed	285,885	6,390	247,084	(615)
Basis	7,001	(21)	950	(2)
Foreign currency	2,559	353	4,551	371
Swaptions:
Pay-fixed	85,730	849	95,350	1,102
Receive-fixed	124,651	5,877	114,921	3,721
Interest rate caps	2,250	8	14,000	124
Other(2)	650	71	469	65

Risk management derivatives excluding accrued interest	886,464	(830)	745,393	3,319
Accrued interest receivable	—	221	—	406

Total risk management derivatives	$886,464	$(609)	$745,393	$3,725

Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	$1,895	$6	$1,741	$(6)
Forward contracts to purchase mortgage-related securities	25,728	91	16,556	(25)
Forward contracts to sell mortgage-related securities	27,743	(108)	21,631	53

Total mortgage commitment derivatives	$55,366	$(11)	$39,928	$22

(1)	Represents the net amount of “Derivative assets at fair value” and “Derivative liabilities at fair value” in the consolidated balance sheets.

(2)	Includes MBS options, swap credit enhancements and mortgage insurance contracts that are accounted for as derivatives. These mortgage insurance contracts have payment provisions that are not based on a notional amount.

Table 31 provides an analysis of changes in the estimated fair value of the net derivative asset (liability) amounts, excluding mortgage commitments, recorded in our consolidated balance sheets between 2007 and 2006. As indicated in Table 31, the net fair value of our risk management derivatives, excluding mortgage commitments, shifted to a net derivative liability of $609 million as of December 31, 2007, from a net derivative asset of $3.7 billion as of December 31, 2006.

Table 31:	Changes in Risk Management Derivative Assets (Liabilities) at Fair Value, Net(1)

	As of December 31,
	2007	2006

Beginning net derivative asset(2)	$3,725	$4,372
Effect of cash payments:
Fair value at inception of contracts entered into during the period(3)	185	(7)
Fair value at date of termination of contracts settled during the period(4)	86	(106)
Periodic net cash contractual interest payments (receipts)(5)	(447)	1,066

Total cash payments (receipts)	(176)	953

Income statement impact of recognized amounts:
Periodic net contractual interest income (expense) accruals on interest rate swaps	261	(111)
Net change in fair value of terminated derivative contracts from end of prior year to date of termination	(264)	(176)
Net change in fair value of outstanding derivative contracts, including derivative contracts entered into during the period	(4,155)	(1,313)

Derivatives fair value losses, net(6)	(4,158)	(1,600)

Ending net derivative asset (liability)(2)	$(609)	$3,725

(1)	Excludes mortgage commitments.

(2)	Reflects the net amount of “Derivative assets at fair value” and “Derivative liabilities at fair value” recorded in our consolidated balance sheets, excluding mortgage commitments.

(3)	Cash payments made to purchase derivative option contracts (purchased options premiums) increase the derivative asset recorded in the consolidated balance sheets. Primarily includes upfront premiums paid or received on option contracts. Our net upfront premium payments on option contracts were $198 million and less than $1 million in 2007 and 2006, respectively. Also includes upfront cash paid or received on other derivative contracts. Additional detail on option premium payments is provided below in Table 32.

(4)	Cash payments to terminate and/or sell derivative contracts reduce the derivative liability recorded in the consolidated balance sheets. Primarily represents cash paid (received) upon termination of derivative contracts. The original fair value at termination and related weighted average life in years at termination for those contracts with original scheduled maturities during or after 2007 and 2006 were $12.5 billion and 15.2 years and $13.9 billion and 9.7 years, respectively.

(5)	We accrue interest on our interest rate swap contracts based on the contractual terms and recognize the accrual as an increase to the net derivative liability recorded in the consolidated balance sheets. The corresponding offsetting amount is recorded as an expense and included as a component of derivatives fair value losses in the consolidated statements of operations. Periodic interest payments on our interest rate swap contracts reduce the derivative liability.

(6)	Reflects net derivatives fair value losses recognized in the consolidated statements of operations, excluding mortgage commitments.

The upfront premiums we pay to enter into option contracts primarily relate to swaption agreements, which give us the right to enter into a specific swap for a defined period of time at a specified rate. We can exercise the option up to the designated date. Table 32 provides information on our option activity during 2007, 2006 and 2005, and the amount of outstanding options as of the end of each year based on the original premiums paid.

Table 32:	Purchased Options Premiums

		Original
	Original	Weighted	Remaining
	Premium	Average Life	Weighted
	Payments	to Expiration	Average Life
	(Dollars in millions)

Outstanding options as of December 31, 2004	$13,230	5.6 years	4.0 years

Purchases	853
Exercises	(1,027)
Expirations	(1,398)

Outstanding options as of December 31, 2005	$11,658	6.5 years	4.3 years

Purchases(1)	—
Exercises	(1,811)
Terminations	(278)
Expirations	(800)

Outstanding options as of December 31, 2006	$8,769	9.2 years	5.7 years

Purchases(1)	198
Exercises	(487)
Terminations	(212)
Expirations	(425)

Outstanding options as of December 31, 2007	$7,843	8.4 years	4.6 years

(1)	Amount of purchases is included in Table 31 as a component of the line item “Fair value at inception of contracts entered into during the period.”

SUPPLEMENTAL NON-GAAP INFORMATION—FAIR VALUE BALANCE SHEETS

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

Each of the non-GAAP supplemental consolidated fair value balance sheets presented below in Table 33 reflects all of our assets and liabilities at estimated fair value. Estimated fair value is the amount at which an asset or liability could be exchanged between willing parties, other than in a forced or liquidation sale.

The non-GAAP estimated fair value of our net assets (net of tax effect) is derived from our non-GAAP fair value balance sheet. This measure is not a defined term within GAAP and may not be comparable to similarly titled measures reported by other companies. The estimated fair value of our net assets (net of tax effect) presented in the non-GAAP supplemental consolidated fair value balance sheets is not intended as a substitute for amounts reported in our consolidated financial statements prepared in accordance with GAAP. We believe, however, that the non-GAAP supplemental consolidated fair value balance sheets and the fair value of our net assets, when used in conjunction with our consolidated financial statements prepared in accordance with GAAP, can serve as valuable incremental tools for investors to assess changes in our overall value over time relative to changes in market conditions. In addition, we believe that the non-GAAP supplemental consolidated fair value balance sheets are useful to investors because they provide consistency in the measurement and reporting of all of our assets and liabilities. Management uses this information to gain a clearer picture of changes in our assets and liabilities from period to period, to understand how the overall value of the company is changing from period to period and to measure the performance of our investment activities.

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

Table 33:	Non-GAAP Supplemental Consolidated Fair Value Balance Sheets(1)

	As of December 31, 2007				As of December 31, 2006
	GAAP				GAAP
	Carrying	Fair Value	Estimated		Carrying	Fair Value	Estimated
	Value	Adjustment(1)	Fair Value		Value	Adjustment(1)	Fair Value
	(Dollars in millions)

Assets:
Cash and cash equivalents	$4,502	$—	$4,502	(2)	$3,972	$—	$3,972	(2)
Federal funds sold and securities purchased under agreements to resell	49,041	—	49,041	(2)	12,681	—	12,681	(2)
Trading securities	63,956	—	63,956	(2)	11,514	—	11,514	(2)
Available-for-sale securities	293,557	—	293,557	(2)	378,598	—	378,598	(2)
Mortgage loans:
Mortgage loans held for sale	7,008	75	7,083	(3)	4,868	9	4,877	(3)
Mortgage loans held for investment, net of allowance for loan losses	396,516	70	396,586	(3)	378,687	(2,918)	375,769	(3)
Guaranty assets of mortgage loans held in portfolio	—	3,983	3,983	(3)(4)	—	3,669	3,669	(3)(4)
Guaranty obligations of mortgage loans held in portfolio	—	(4,747)	(4,747	)(3)(4)	—	(2,831)	(2,831	)(3)(4)

Total mortgage loans	403,524	(619)	402,905	(2)(3)	383,555	(2,071)	381,484	(2)(3)
Advances to lenders	12,377	(328)	12,049	(2)	6,163	(152)	6,011	(2)
Derivative assets at fair value	2,797	—	2,797	(2)	4,931	—	4,931	(2)
Guaranty assets and buy-ups	10,610	3,648	14,258	(2)(4)	8,523	3,737	12,260	(2)(4)

Total financial assets	840,364	2,701	843,065	(2)	809,937	1,514	811,451	(2)
Master servicing assets and credit enhancements	1,783	2,844	4,627	(4)(5)	1,624	1,063	2,687	(4)(5)
Other assets	40,400	5,418	45,818	(5)(6)	32,375	(150)	32,225	(5)(6)

Total assets	$882,547	$10,963	$893,510		$843,936	$2,427	$846,363

Liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$869	$—	$869	(2)	$700	$—	$700	(2)
Short-term debt	234,160	208	234,368	(2)	165,810	(63)	165,747	(2)
Long-term debt	562,139	18,194	580,333	(2)	601,236	5,358	606,594	(2)
Derivative liabilities at fair value	3,417	—	3,417	(2)	1,184	—	1,184	(2)
Guaranty obligations	15,393	5,156	20,549	(2)	11,145	(2,960)	8,185	(2)

Total financial liabilities	815,978	23,558	839,536	(2)	780,075	2,335	782,410	(2)
Other liabilities	22,451	(4,383)	18,068	(7)	22,219	(2,101)	20,118	(7)

Total liabilities	838,429	19,175	857,604		802,294	234	802,528
Minority interests in consolidated subsidiaries	107	—	107		136	—	136
Stockholders’ Equity:
Preferred	16,913	(1,565)	15,348	(8)	9,108	(90)	9,018	(8)
Common	27,098	(6,647)	20,451	(9)	32,398	2,283	34,681	(9)

Total stockholders’ equity/non-GAAP fair value of net assets	$44,011	$(8,212)	$35,799		$41,506	$2,193	$43,699	(10)

Total liabilities and stockholders’ equity	$882,547	$10,963	$893,510		$843,936	$2,427	$846,363

Explanation and Reconciliation of Non-GAAP Measures to GAAP Measures

(1)	Each of the amounts listed as a “fair value adjustment” represents the difference between the carrying value included in our GAAP consolidated balance sheets and our best judgment of the estimated fair value of the listed item.

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

(3)	We have separately presented the estimated fair value of “Mortgage loans held for sale,” “Mortgage loans held for investment, net of allowance for loan losses,” “Guaranty assets of mortgage loans held in portfolio” and “Guaranty obligations of mortgage loans held in portfolio,” which, taken together, represent total mortgage loans reported in our GAAP consolidated balance sheets. In order to present the fair value of our guaranties in these non-GAAP consolidated fair value balance sheets, we have separated (i) the embedded fair value of the guaranty assets, based on the terms of our intra-company guaranty fee allocation arrangement, and the embedded fair value of the obligation from (ii) the fair value of the mortgage loans held for sale and the mortgage loans held for investment. We believe this presentation provides transparency into the components of the fair value of the mortgage loans associated with the activities of our guaranty businesses and the components of the activities of our capital markets business, which is consistent with the way we manage risks and allocate revenues and expenses for segment reporting purposes. While the carrying values and estimated fair values of the individual line items may differ from the amounts presented in Note 19 of the Consolidated Financial Statements, the combined amounts together equal the carrying value and estimated fair value amounts of total mortgage loans in Note 19 of the Consolidated Financial Statements.

(4)	In our GAAP consolidated balance sheets, we report the guaranty assets associated with our outstanding Fannie Mae MBS and other guaranties as a separate line item and include buy-ups, master servicing assets and credit enhancements associated with our guaranty assets in “Other assets.” The GAAP carrying value of our guaranty assets reflects only those guaranty arrangements entered into subsequent to our adoption of FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FIN No. 34) (“FIN 45”), on January 1, 2003. On a GAAP basis, our guaranty assets totaled $9.7 billion and $7.7 billion as of December 31, 2007 and 2006, respectively. The associated buy-ups totaled $944 million and $831 million as of December 31, 2007 and 2006, respectively. In our non-GAAP supplemental consolidated fair value balance sheets, we also disclose the estimated guaranty assets and obligations related to mortgage loans held in our portfolio. The aggregate estimated fair value of the guaranty asset-related components totaled $18.1 billion and $15.8 billion as of December 31, 2007 and 2006, respectively. These components represent the sum of the following line items in this table: (i) Guaranty assets of mortgage loans held in portfolio; (ii) Guaranty obligations of mortgage loans held in portfolio, (iii) Guaranty assets and buy-ups; and (iv) Master servicing assets and credit enhancements.

(5)	The line items “Master servicing assets and credit enhancements” and “Other assets” together consist of the assets presented on the following five line items in our GAAP consolidated balance sheets: (i) Accrued interest receivable; (ii) Acquired property, net; (iii) Deferred tax assets; (iv) Partnership investments; and (v) Other assets. The carrying value of these items in our GAAP consolidated balance sheets together totaled $43.1 billion and $34.8 billion as of December 31, 2007 and December 31, 2006, respectively. We deduct the carrying value of the buy-ups associated with our guaranty obligation, which totaled $944 million and $831 million as of December 31, 2007 and 2006, respectively, from “Other assets” reported in our GAAP consolidated balance sheets because buy-ups are a financial instrument that we combine with guaranty assets in our SFAS 107 disclosure in Note 19. We have estimated the fair value of master servicing assets and credit enhancements based on our fair value methodologies discussed in Note 19.

(6)	With the exception of partnership investments and deferred tax assets, the GAAP carrying values of other assets generally approximate fair value. While we have included partnership investments at their carrying value in each of the non-GAAP supplemental consolidated fair value balance sheets, the fair values of these items are generally different from their GAAP carrying values, potentially materially. Our LIHTC partnership investments included in partnership investments had a carrying value of $8.1 billion and $8.8 billion and an estimated fair value of $9.3 billion and $10.0 billion as of December 31, 2007 and December 31, 2006, respectively. We assume that certain other assets, consisting primarily of prepaid expenses, have no fair value. Our GAAP-basis deferred tax assets are described in “Notes to Consolidated Financial Statements—Note 11, Income Taxes.” We adjust the GAAP-basis deferred income taxes for purposes of each of our non-GAAP supplemental consolidated fair value balance sheets to include estimated income taxes on the difference between our non-GAAP supplemental consolidated fair value balance sheets net assets, including deferred taxes from the GAAP consolidated balance sheets, and our GAAP consolidated balance sheets stockholders’ equity. Because our adjusted deferred income taxes are a net asset in each year, the amounts are included in our non-GAAP fair value balance sheets as a component of other assets.

(7)	The line item “Other liabilities” consists of the liabilities presented on the following four line items in our GAAP consolidated balance sheets: (i) Accrued interest payable; (ii) Reserve for guaranty losses; (iii) Partnership liabilities; and (iv) Other liabilities. The carrying value of these items in our GAAP consolidated balance sheets together totaled $22.5 billion and $22.2 billion as of December 31, 2007 and 2006, respectively. The GAAP carrying values of these other liabilities generally approximate fair value. We assume that certain other liabilities, such as deferred revenues, have no fair value.

(8)	“Preferred stockholders’ equity” is reflected in our non-GAAP supplemental consolidated fair value balance sheets at the estimated fair value amount.

(9)	“Common stockholders’ equity” consists of the stockholders’ equity components presented on the following five line items in our GAAP consolidated balance sheets: (i) Common stock; (ii) Additional paid-in capital; (iii) Retained earnings; (iv) Accumulated other comprehensive loss; and (v) Treasury stock, at cost. “Common stockholders’ equity” is the residual of the excess of the estimated fair value of total assets over the estimated fair value of total liabilities, after taking into consideration preferred stockholders’ equity and minority interest in consolidated subsidiaries.

(10)	The previously reported fair value of our net assets was $42.9 billion as of December 31, 2006. This amount reflected our LIHTC partnership investments based on the carrying amount of these investments. We revised the previously reported fair value of our net assets as of December 31, 2006 to reflect the estimated fair value of these investments. This revision increased the fair value of our net assets by $798 million to $43.7 billion as of December 31, 2006.

Key Drivers of Changes in the Estimated Fair Value of Net Assets (Non-GAAP)

We expect periodic fluctuations in the estimated fair value of our net assets due to our business activities, as well as due to changes in market conditions, including changes in interest rates, changes in relative spreads between our mortgage assets and debt, and changes in implied volatility. Following is a discussion of the effects these market conditions generally have on the fair value of our net assets and the factors we consider to be the principal drivers of changes in the estimated fair value of our net assets. We also disclose the sensitivity of the estimated fair value of our net assets to changes in interest rates in “Risk Management—Interest Rate Risk Management and Other Market Risks—Measuring Interest Rate Risk—Fair Value Sensitivity of Net Assets.”

•	Capital Transactions, Net. Capital transactions include our issuances of common and preferred stock, our repurchases of stock and our payment of dividends. Cash we receive from the issuance of preferred and common stock results in an increase in the fair value of our net assets, while repurchases of stock and dividends we pay on our stock reduce the fair value of our net assets.

•	Estimated Net Interest Income from OAS. OAS income represents the estimated net interest income generated during the current period that is attributable to the market spread between the yields on our mortgage-related assets and the yields on our debt during the period, calculated on an option-adjusted basis.

•	Guaranty Fees, Net. Guaranty fees, net, represent the net cash receipts during the reported period related to our guaranty business and are generally calculated as the difference between the contractual guaranty fees we receive during the period and the expenses we incur during the period that are associated with our guaranty business. Changes in guaranty fees, net, result from changes in portfolio size and composition, changes in actual and expected credit performance, and changes in the market spreads for similar instruments.

•	Fee and Other Income and Other Expenses, Net. Fee and other income includes miscellaneous fees, such as resecuritization transaction fees and technology-related fees. Other expenses primarily include costs incurred during the period that are associated with the Capital Markets group.

•	Return on Risk Positions. Our investment activities expose us to market risks, including duration and convexity risks, yield curve risk, OAS risk and volatility risk. The return on risk positions represents the estimated net increase or decrease in the fair value of our net assets resulting from net exposures related to the market risks we actively manage. We actively manage, or hedge, interest rate risk related to our mortgage investments in order to maintain our interest rate risk exposure within prescribed limits. However, we do not actively manage certain other market risks. Specifically, we do not attempt to actively manage or hedge changes in mortgage-to-debt OAS after we purchase mortgage assets or the interest rate risk related to our guaranty business.

•	Mortgage-to-debt OAS. Funding mortgage investments with debt exposes us to mortgage-to-debt OAS risk, which represents basis risk. Basis risk is the risk that interest rates in different market sectors will

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

Our goal is to manage the initial OAS risk of the mortgage assets we purchase through our asset selection process. We use our proprietary models to evaluate mortgage assets on the basis of yield-to-maturity, option-adjusted yield spread, historical valuations and embedded options. Our models also take into account risk factors such as credit quality, price volatility and prepayment experience. We purchase mortgage assets that appear economically attractive to us in the context of current market conditions and that fall above our OAS thresholds. Although a widening of mortgage-to-debt OAS during a period generally results in lower fair values of the mortgage assets relative to the debt during that period, it can provide us with better investment opportunities to purchase mortgage assets because a wider OAS is indicative of higher expected returns. We generally purchase mortgage assets when mortgage-to-debt OAS is relatively wide and restrict our purchase activity or sell mortgage assets when mortgage-to-debt OAS is relatively narrow. We do not, however, attempt to actively manage or hedge the impact of changes in mortgage-to-debt OAS after we purchase mortgage assets, other than through asset monitoring and disposition.

•	Change in the Fair Value of Net Guaranty Assets. As described more fully in “Notes to Consolidated Financial Statements—Note 19, Fair Value of Financial Instruments,” we calculate the estimated fair value of our existing guaranty business based on the difference between the estimated fair value of the guaranty fees we expect to receive and the estimated fair value of the guaranty obligations we assume. The fair value of both our guaranty assets and our guaranty obligations is highly sensitive to changes in interest rates and the market’s perception of future credit performance. Changes in interest rates can result in significant periodic fluctuations in the fair value of our net assets. For example, as interest rates decline, the expected prepayment rate on fixed-rate mortgages increases, which lowers the fair value of our existing guaranty business. We do not believe, however, that periodic changes in fair value due to movements in interest rates are the best indication of the long-term value of our guaranty business because they do not take into account future guaranty business activity. Based on our historical experience, we expect that the guaranty fee income generated from future business activity will largely replace any guaranty fee income lost as a result of mortgage prepayments. To assess the value of our underlying guaranty business, we focus primarily on changes in the fair value of our net guaranty assets resulting from business growth, changes in the credit quality of existing guaranty arrangements and changes in anticipated future credit performance.

Market Drivers of Changes in Fair Value

Selected relevant market information is shown below in Table 34. Our goal is to minimize the risk associated with changes in interest rates for our investments in mortgage assets. Accordingly, we do not expect changes in interest rates to have a significant impact on the fair value of our net mortgage assets. The market conditions that we expect to have the most significant impact on the fair value of our net assets include changes in implied volatility and relative changes between mortgage OAS and debt OAS. A decrease in implied volatility generally increases the estimated fair value of our mortgage assets and decreases the estimated fair value of our option-based derivatives, while an increase in implied volatility generally has the opposite effect. A tighter, or lower, mortgage OAS generally increases the estimated fair value of our mortgage assets, and a tighter debt OAS generally increases the fair value of our liabilities. Changes in interest rates, however, may have a significant impact on our guaranty business because we do not actively manage or hedge expected changes in the fair value of our net guaranty assets related to changes in interest rates because we expect that the guaranty fee income generated from future business activity will largely replace any guaranty fee income lost as a result of mortgage prepayments.

Table 34:	Selected Market Information(1)

							Change
	As of December 31,						2007		2006
	2007		2006		2005		vs. 2006		vs. 2005

10-year U.S. Treasury note yield	4.03%		4.70%		4.39%		(0.67	)bp	0.31	bp
Implied volatility(2)	20.4		15.7		19.5		4.7		(3.8)
30-year Fannie Mae MBS par coupon rate	5.51		5.79		5.75		(0.28)		0.04
Lehman U.S. MBS Index OAS (in basis points) over LIBOR yield curve	26.2	bp	(2.7	)bp	4.2	bp	28.9		(6.9)
Lehman U.S. Agency Debt Index OAS (in basis points) over LIBOR yield curve	(20.2)		(13.8)		(11.0)		(6.4)		(2.8)

(1)	Information obtained from Lehman Live, Lehman POINT, Bloomberg and OFHEO.

(2)	Implied volatility for an interest rate swaption with a 3-year option on a 10-year final maturity.

Changes in Non-GAAP Estimated Fair Value of Net Assets

The effects of our investment strategy, including our interest rate risk management, which we discuss in “Risk Management—Interest Rate Risk Management and Other Market Risks,” are reflected in changes in the estimated fair value of our net assets over time. Table 35 summarizes the change in the fair value of our net assets for 2007 and 2006. The previously reported fair value of our net assets was $42.9 billion as of December 31, 2006. As indicated in footnote 10 to Table 33, this amount reflected our LIHTC partnership investments based on the carrying amount of these investments. We revised the previously reported fair value of our net assets as of December 31, 2006 to reflect the estimated fair value of these investments. This revision increased the fair value of our net assets by $798 million to $43.7 billion as of December 31, 2006.

Table 35:	Non-GAAP Estimated Fair Value of Net Assets (Net of Tax Effect)

	2007	2006

Balance as of January 1	$43,699	$42,199
Capital transactions:(1)
Common dividends, common stock repurchases and issuances, net	(1,740)	(1,030)
Preferred dividends, preferred stock redemptions and issuances, net	7,208	(511)

Capital transactions, net	5,468	(1,541)
Change in estimated fair value of net assets, excluding capital transactions	(13,368)	3,041

(Decrease) increase in estimated fair value of net assets, net	(7,900)	1,500

Balance as of December 31(2)	$35,799	$43,699

(1)	Represents net capital transactions, which are reflected in the consolidated statements of changes in stockholders’ equity.

(2)	Represents estimated fair value of net assets (net of tax effect) presented in Table 33: Non-GAAP Supplemental Consolidated Fair Value Balance Sheets.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The estimated fair value of our net assets decreased by $7.9 billion to $35.8 billion as of December 31, 2007, from $43.7 billion as of December 31, 2006. The $7.9 billion decrease included the effect of a net increase of $5.5 billion attributable to capital transactions, consisting of a reduction of $1.7 billion from net common stock transactions that was offset by an increase of $7.2 billion from net preferred stock transactions. The net common stock transactions were primarily attributable to the payment of $1.9 billion of dividends to holders of our common stock. The net preferred stock transactions consisted of proceeds of $8.8 billion from the issuance of preferred stock and payments of $1.1 billion for the redemption of preferred stock and $503 million for dividends to holders of preferred stock. Excluding the effect of capital transactions, we experienced a $13.4 billion decrease in the estimated fair value of our net assets during 2007. The primary factors driving the decline in the fair value of our net assets during 2007 were a decrease in the fair value of our net guaranty assets, reflecting the significant increase in the market’s required return to assume mortgage-related credit risk due to the decline in home prices and the mortgage and credit market disruption, and a decrease in the fair value of the net portfolio of our capital markets business, largely due to the significant widening of mortgage-to-debt OAS during the second half of 2007. These declines more than offset an increase in the estimated fair value of our net assets from the economic earnings of our business and changes in the estimated fair value of other assets and liabilities.

The fair value of our net guaranty assets, net of related tax assets, decreased by approximately $6.5 billion in 2007. This fair value decline, which excludes the impact of the economic earnings of the guaranty business during the period, was primarily due to a substantial increase in the estimated fair value of our guaranty obligations resulting from the higher market risk premium for mortgage assets. The increase in the fair value of our guaranty obligations more than offset an increase in the fair value of our guaranty assets that resulted from growth in our guaranty book.

We estimate that the significant widening of mortgage-to-debt spreads during 2007 caused a decline of approximately $9.4 billion in the fair value of our net portfolio. As indicated in Table 34 above, the Lehman U.S. MBS index, which primarily includes 30-year and 15-year mortgages, reflected a significant widening of OAS during 2007. The OAS on securities held by us that are not in the index, such as AAA-rated 10-year commercial mortgage-backed securities and AAA-rated private-label mortgage-related securities, widened even more dramatically, resulting in an overall decrease in the fair value of our mortgage assets. Debt OAS based on the Lehman U.S. Agency Debt Index to the London Interbank Offered Rate (“LIBOR”) tightened 6.4 basis points to minus 20.2 basis points as of December 31, 2007, resulting in an increase in the fair value of our debt.

We have experienced an increased level of volatility and a significant decrease in the fair value of our net assets since the end of 2007, due to the continued widening of credit spreads since the end of the year and the ongoing disruption in the mortgage and credit markets. If current market conditions persist, we expect the fair value of our net assets will decline in 2008 from the estimated fair value of $35.8 billion as of December 31, 2007.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

The estimated fair value of our net assets increased by $1.5 billion in 2006, which included the effect of a reduction of $1.5 billion attributable to capital transactions consisting primarily of the payment of $1.7 billion of dividends to holders of our common and preferred stock. Excluding the effect of capital transactions, we experienced a $3.0 billion increase in the estimated fair value of net assets during 2006.

The fair value of our net guaranty assets, net of related tax assets, decreased by approximately $911 million. This fair value decline, which excludes the impact of the economic earnings of the guaranty business during the period, was primarily due to an increase in the estimated fair value of our guaranty obligations, reflecting the increase in the market’s required return to assume mortgage-related credit risk due in part to the significant slowdown in home price appreciation that occurred during the second half of 2006. The increase in the fair value of our guaranty obligations more than offset an increase in the fair value of our guaranty assets that resulted from growth in our guaranty book.

We experienced an increase in the fair value of our net portfolio largely due to a decrease in implied volatility. This increase in fair value was substantially offset by a decline in fair value resulting from wider mortgage-to-debt spreads during the year. As indicated in Table 34 above, the Lehman U.S. MBS index reflected a decrease in OAS during 2006. However, during 2006, the OAS on securities held by us that are not in the index, such as hybrid ARMs and REMICs, widened and resulted in an overall widening of the OAS for mortgage assets held in our portfolio during 2006 and a decrease in the fair value of our mortgage assets. In addition, debt OAS based on the Lehman U.S. Agency Debt Index to LIBOR decreased by 2.8 basis points to minus 13.8 basis points as of year-end 2006, resulting in an increase in the fair value of our liabilities that further decreased the overall fair value of our net assets.

LIQUIDITY AND CAPITAL MANAGEMENT

We actively manage our liquidity and capital position with the objective of preserving stable, reliable and cost-effective sources of cash to meet all of our current and future operating financial commitments and regulatory capital requirements. We seek to maintain sufficient excess liquidity in the event that factors, whether internal or external to our business, temporarily prevent us from issuing debt securities in the capital markets.

Liquidity

Sources and Uses of Cash

We manage our cash position on a daily basis. Our primary source of cash is proceeds from our issuance of debt securities. Other significant sources of cash include principal and interest payments received on our mortgage assets and liquid investments, guaranty fees, proceeds from our issuance of preferred stock and proceeds from our sales of mortgage assets and liquid investments. Our primary uses of cash include the repayment of debt, interest payments on outstanding debt, purchases of mortgage assets and other investments, payment of dividends on common and preferred stock, payments made to fulfill our guaranty obligations, payments made to fulfill our obligations under derivatives contracts, administrative expenses and payment of federal income taxes.

Debt Funding

We regularly issue a variety of non-callable and callable debt securities in the domestic and international capital markets in a wide range of maturities to meet our large and ongoing funding needs. Despite an overall lack of portfolio growth during 2007, we remained an active issuer of short-term and long-term debt securities to meet our consistent need for funding and rebalancing our portfolio. During 2007, we issued $1.5 trillion in short-term debt and $194.0 billion in long-term debt. We also redeemed $101.5 billion of debt securities in 2007 prior to maturity. Our short-term and long-term funding needs in 2007 were relatively consistent with our needs in 2006. For most of the year, we issued fewer short-term debt securities, as we took advantage of attractive long-term debt funding opportunities to lengthen the average maturity of our debt securities from 45 months in 2006 to 48 months in 2007. However, we significantly increased our issuance of short-term debt securities in December 2007 in order to fund additional purchases of investment securities for our liquid investment portfolio. As a result, we had approximately 41% more outstanding short-term debt securities as of December 31, 2007, as compared with year-end 2006. For more information on our debt activity for the years ended December 31, 2007, 2006 and 2005, and our outstanding short-term and long-term debt as of December 31, 2007 and 2006, refer to “Consolidated Balance Sheet Analysis—Debt Instruments.”

We require regular access to the debt capital markets because we rely primarily on the issuance of debt securities to fund our operations. Our sources of liquidity have historically been adequate to meet both our short-term and long-term funding needs, and we anticipate that they will remain adequate. We have a diversified funding base of domestic and international investors. Purchasers of our debt securities include fund managers, commercial banks, pension funds, insurance companies, foreign central banks, state and local governments and retail investors. Purchasers of our debt securities are also geographically diversified, with a significant portion of our investors located in the United States, Europe and Asia. The diversity of our investor base enhances our financial flexibility and limits our dependence on any one source of funding. Our status as a GSE and our current “AAA” (or its equivalent) senior long-term unsecured debt credit ratings are critical to our ability to continuously access the debt capital markets to borrow at attractive rates. The U.S. government does not guarantee our debt, directly or indirectly, and our debt does not constitute a debt or obligation of the U.S. government or of any of its agencies or instrumentalities.

In June 2006, the Department of the Treasury announced that it would undertake a review of its process for approving our issuances of debt, which could adversely impact our flexibility in issuing debt securities in the future. We cannot predict whether the outcome of this review will materially impact our current debt issuance activities.

Other Sources of Funds

In addition to the issuance of debt securities, we also obtained funds in 2007 through the issuance of preferred stock. We had not previously issued preferred stock since December 2004. As described in “Capital Management—Capital Activity” below, we issued a total of $8.9 billion in preferred stock in the second half of 2007, after retiring $1.1 billion in preferred stock in the first half of the year, in order to maintain sufficient capital levels. These preferred stock issuances increased our core capital and resulted in a material change in the mix and relative cost of our capital resources. We believe we will be able to access this source of funds again if needed in the future; however, the cost of issuing additional preferred securities may be significantly higher than the cost of issuing debt securities.

We also maintain five intraday lines of credit with financial institutions. These lines of credit are uncommitted intraday loan facilities. As a result, while we expect to continue to use these facilities, we may not be able to draw on them if and when needed.

Future Funding Needs

Our short-term and long-term debt funding needs during 2008 are expected to be relatively consistent with our needs during 2007, and with the uses of cash described above under “Liquidity—Sources and Uses of Cash.” We expect that, over the long term, our funding needs and sources of liquidity will remain relatively consistent with current needs and sources. We may increase our issuance of debt in future years if we decide to increase our purchase of mortgage assets.

As described in “Capital Management—Capital Activity—Capital Management Actions” below, if market conditions in 2008 are significantly worse than anticipated, we may need to access sources of funding that enhance our regulatory capital position, such as issuing preferred, convertible preferred or common stock.

Credit Ratings and Risk Ratings

Our ability to borrow at attractive rates is highly dependent upon our credit ratings from the major ratings organizations. Our senior unsecured debt (both long-term and short-term), subordinated debt and preferred stock are rated and continuously monitored by Standard & Poor’s, a division of The McGraw Hill Companies (“Standard & Poor’s”), Moody’s Investors Service (“Moody’s”), and Fitch Ratings (“Fitch”), each of which is a nationally recognized statistical rating organization. Table 36 below sets forth the credit ratings issued by each of these rating agencies of our long-term and short-term senior unsecured debt, subordinated debt and preferred stock as of February 26, 2008. Table 36 also sets forth our “risk to the government” rating and our “Bank Financial Strength Rating” as of February 26, 2008.

Table 36:	Fannie Mae Credit Ratings and Risk Ratings

	Senior	Senior				Bank
	Long-Term	Short-Term		Preferred	Risk to the	Financial
	Unsecured Debt	Unsecured Debt	Subordinated Debt	Stock	Government(1)	Strength(1)

Standard & Poor’s(2)	AAA	A-1+	AA-	AA-	AA-	—
Moody’s(3)	Aaa	P-1	Aa2	Aa3	—	B+
Fitch(4)	AAA	F1+	AA-	AA-	—	—

(1)	Pursuant to our September 2005 agreement with OFHEO, we agreed to seek to obtain a rating, which will be continuously monitored by at least one nationally recognized statistical rating organization, that assesses, among other things, the independent financial strength or “risk to the government” of Fannie Mae operating under its authorizing legislation but without assuming a cash infusion or extraordinary support of the government in the event of a financial crisis.

(2)	In December 2007, Standard & Poor’s affirmed our senior debt ratings with a stable outlook, while affirming all other ratings with a negative outlook.

(3)	In December 2007, Moody’s affirmed our debt and preferred stock ratings with a stable outlook, and affirmed our Bank Financial Strength rating but revised the outlook to negative.

(4)	In December 2007, Fitch affirmed all of our ratings with a stable outlook.

We do not have any covenants in our existing debt agreements that would be violated by a downgrade in our credit ratings. To date, we have not experienced any limitations in our ability to access the capital markets due to a credit ratings downgrade. See “Part I—Item 1A—Risk Factors” for a discussion of the potential risks associated with a downgrade of our credit ratings.

Liquidity Risk Management

Liquidity risk is the risk to our earnings and capital that would arise from an inability to meet our cash obligations in a timely manner. Our liquidity position could be adversely affected by many causes, both internal and external to our business, including elimination of Fannie Mae’s GSE status, an unexpected systemic event leading to the withdrawal of liquidity from the market, a sudden catastrophic operational failure in the financial sector due to a terrorist attack or other event, an extreme market-wide widening of credit spreads, a downgrade of our credit ratings from the major ratings organizations, loss of demand for Fannie Mae debt from a major group of investors or a significant credit event involving one of our major institutional counterparties. See “Part I—Item 1A—Risk Factors” for a description of factors that could adversely affect our liquidity.

Liquidity Risk Policy

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

We conduct daily liquidity management activities to achieve the goals of our liquidity risk policy. The primary tools that we employ for liquidity management include the following:

•	daily forecasting of our ability to meet our liquidity needs over a 90-day period without relying upon the issuance of long-term or short-term unsecured debt securities;

•	daily monitoring of market and economic factors that may impact our liquidity;

•	routine testing of our ability to rely upon identified sources of liquidity.

Liquidity Contingency Plan

We maintain a liquidity contingency plan in the event that factors, whether internal or external to our business, temporarily compromise our ability to access capital through normal channels. Our contingency plan provides for alternative sources of liquidity that would allow us to meet all of our cash obligations for 90 days without relying upon the issuance of unsecured debt. In the event of a liquidity crisis in which our access to the unsecured debt funding market becomes impaired, our primary source of liquidity is the sale or pledge of mortgage assets in our unencumbered mortgage portfolio. Our unencumbered mortgage portfolio consists of unencumbered mortgage loans and mortgage-related securities that could be pledged as collateral for borrowing in the market for mortgage repurchase agreements or sold to generate additional funds. Substantially all of our mortgage portfolio was unencumbered as of December 31, 2007 and 2006.

Another source of liquidity in the event of a liquidity crisis is the sale of assets in our liquid investment portfolio. Our liquid investment portfolio consists primarily of highly rated non-mortgage investments that are readily marketable or have short-term maturities. We seek to maintain a liquid investment portfolio that is of sufficient size and liquidity to fulfill all of our net cash outflows for several days, which would allow us to maintain liquidity during a liquidity crisis without having to rely on the mortgage market. As described in “Consolidated Balance Sheet Analysis—Liquid Investments,” we had approximately $102.0 billion and $69.4 billion in liquid assets, net of cash equivalents pledged as collateral, as of December 31, 2007 and 2006, respectively.

OFHEO Supervision

Pursuant to its role as our safety and soundness regulator, OFHEO monitors our liquidity management practices and examines our liquidity position on a continuous basis. In September 2005, we entered into an agreement with OFHEO pursuant to which we agreed to certain commitments pertaining to management of our liquidity, including:

•	compliance with principles of sound liquidity management consistent with industry practices;

•	maintenance of a portfolio of highly liquid assets;

•	maintenance of a functional contingency plan providing for at least three months’ liquidity without relying upon the issuance of unsecured debt; and

•	periodic testing of our contingency plan.

Each of these commitments is addressed in our liquidity risk policy. We further agreed to provide periodic public disclosure regarding our compliance with the plan for maintaining three months’ liquidity and meeting the commitment for periodic testing. We believe we were in compliance with our commitment to maintain and test our liquidity contingency plan as of December 31, 2007.

Contractual Obligations

Table 37 summarizes our expectation as to the effect on our liquidity and cash flows in future periods of our minimum debt payments and other material noncancelable contractual obligations as of December 31, 2007.

Table 37:	Contractual Obligations

	Payments Due by Period as of December 31, 2007
		Less than	1 to < 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years
	(Dollars in millions)

Long-term debt obligations(1)	$555,553	$105,424	$144,711	$105,558	$199,860
Contractual interest on long-term debt obligations(2)	173,315	26,649	41,296	28,912	76,458
Operating lease obligations(3)	246	39	76	67	64
Purchase obligations:
Mortgage commitments(4)	32,445	32,301	144	—	—
Other purchase obligations(5)	682	15	667	—	—
Other long-term liabilities reflected in the consolidated balance sheet(6)	4,889	3,683	771	255	180

Total contractual obligations	$767,130	$168,111	$187,665	$134,792	$276,562

(1)	Represents the carrying amount of our long-term debt assuming payments are made in full at maturity. Amounts exclude approximately $6.6 billion in long-term debt from consolidations. Amounts include other cost basis adjustments of approximately $11.6 billion.

(2)	Excludes contractual interest on long-term debt from consolidations.

(3)	Includes certain premises and equipment leases.

(4)	Includes on- and off-balance sheet commitments to purchase loans and mortgage-related securities.

(5)	Includes only unconditional purchase obligations that are subject to a cancellation penalty for certain telecom services, software and computer services, and other agreements. Excludes arrangements that may be cancelled without penalty. Amounts also include off-balance sheet commitments for debt financing activities.

(6)	Excludes risk management derivative transactions that may require cash settlement in future periods and our obligations to stand ready to perform under our guaranties relating to Fannie Mae MBS and other financial guaranties, because the amount and timing of payments under these arrangements are generally contingent upon the occurrence of future events. For a description of the amount of our on- and off-balance sheet Fannie Mae MBS and other financial guaranties as of December 31, 2007, see “Off-Balance Sheet Arrangements and Variable Interest Entities.” Includes future cash payments due under our contractual obligations to fund LIHTC and other partnerships that are unconditional and legally binding and cash received as collateral from derivative counterparties, which are included in the consolidated balance sheets under “Partnership liabilities” and “Other liabilities,” respectively. Amounts also include our obligation to fund partnerships that have been consolidated.

Cash Flows

Year Ended December 31, 2007.  Our cash and cash equivalents of $3.9 billion as of December 31, 2007 increased by $702 million from December 31, 2006. We generated cash flows from operating activities of $42.9 billion, largely attributable to net cash provided from trading securities, and net cash flows from financing activities of $23.4 billion, as the proceeds received from the issuance of preferred stock and from the issuance of debt exceeded amounts paid to extinguish debt. These cash flows were largely offset by net cash flows used in investing activities of $65.6 billion, attributable to significant increases in advances to lenders and federal funds sold and securities purchased under agreements to resell.

Year Ended December 31, 2006.  Our cash and cash equivalents of $3.2 billion as of December 31, 2006 increased by $419 million from December 31, 2005. We generated cash flows from operating activities of $31.7 billion, largely attributable to net cash provided from trading securities. These cash flows were partially offset by net cash used in investing activities of $13.8 billion, as amounts paid to purchase AFS securities and loans exceeded proceeds from liquidations, and net cash used in financing activities of $17.5 billion, as amounts paid to extinguish debt exceeded the proceeds from the issuance of debt.

Year Ended December 31, 2005.  Our cash and cash equivalents of $2.8 billion as of December 31, 2005 increased by $165 billion from December 31, 2004. We generated cash flows from operating activities of $78.1 billion, largely attributable to net cash provided from trading securities, and net cash flows of $139.4 billion from investing activities, as proceeds from liquidations of AFS securities and HFI loans exceeded purchases. These cash flows were partially offset by net cash used in financing activities of $217.4 billion, as amounts paid to extinguish debt exceeded the proceeds from the issuance of debt.

Because our cash flows are complex and interrelated and bear little relationship to our net earnings and net assets, we do not rely on traditional cash flow analysis to evaluate our liquidity position. Instead, we rely on our liquidity risk policy described under “Liquidity Risk Management—Liquidity Risk Policy,” to ensure that we preserve stable, reliable and cost effective sources of cash to meet all obligations from normal operations and maintain sufficient excess liquidity to withstand both a severe and moderate liquidity stress environment.

Capital Management

Our objective in managing capital is to maximize long-term stockholder value through the pursuit of business opportunities that provide attractive returns while maintaining capital at levels sufficient to ensure compliance with both our regulatory and internal capital requirements.

Capital Management Framework

As part of its responsibilities under the 1992 Act, OFHEO has regulatory authority as to the capital requirements established by the 1992 Act, issuing regulations on capital adequacy and enforcing capital standards. A description of our regulatory capital requirements can be found in “Part I—Item 1—Business—Our Charter and Regulation of Our Activities—Regulation and Oversight of Our Activities—OFHEO Regulation—Capital Adequacy Requirements.”

Our internal economic capital measures are designed to represent management’s view of the capital required to support our risk profile. Our internal economic capital framework relies upon both stress test and value-at-risk analyses that measure capital solvency using long-term financial simulations and near-term market value shocks. Our internal corporate economic capital requirement is typically less than our regulatory capital requirements.

To ensure compliance with each of our regulatory capital requirements, we maintain different levels of excess capital for each capital requirement. The optimal surplus amount for each capital measure is directly tied to the volatility of the capital requirement and related capital base. Because it is explicitly tied to risk, the statutory risk-based capital requirement tends to be more volatile than the ratio-based statutory minimum capital requirement. Quarterly changes in economic conditions (such as interest rates, market spreads and home prices) can materially impact the risk-based capital requirement, as was the case in 2007. As a consequence, we generally seek to maintain a larger surplus over the risk-based capital requirement to ensure continued compliance.

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

Capital Classification Measures

Table 38 below shows our statutory and OFHEO-directed minimum capital classification measures and our statutory critical capital classification measure as of December 31, 2007 and 2006. For a description of our regulatory capital adequacy requirements, refer to “Part I—Item 1—Business—Our Charter and Our Activities—Regulation and Oversight of Our Activities—OFHEO Regulation—Capital Adequacy Requirements.”

Table 38:	Regulatory Capital Measures

	As of December 31,
	2007(1)	2006
	(Dollars in millions)

Core capital(2)	$45,373	$41,950
Statutory minimum capital(3)	31,927	29,359

Surplus of core capital over statutory minimum capital	$13,446	$12,591

Surplus of core capital percentage over statutory minimum capital	42.1%	42.9%
Core capital(2)	$45,373	$41,950
OFHEO-directed minimum capital(4)	41,505	38,166

Surplus of core capital over OFHEO-directed minimum capital	$3,868	$3,784

Surplus of core capital percentage over OFHEO-directed minimum capital	9.3%	9.9%
Core capital(2)	$45,373	$41,950
Statutory critical capital(5)	16,525	15,149

Surplus of core capital over statutory critical capital	$28,848	$26,801

Surplus of core capital percentage over statutory critical capital	174.6%	176.9%
Total capital(6)	$48,658	$42,703

(1)	Amounts as of December 31, 2007 represent estimates that will be submitted to OFHEO for its certification and are subject to its review and approval. Amounts as of December 31, 2006 represent OFHEO’s announced capital classification measures.

(2)	The sum of (a) the stated value of our outstanding common stock (common stock less treasury stock); (b) the stated value of our outstanding non-cumulative perpetual preferred stock; (c) our paid-in capital; and (d) our retained earnings. Core capital excludes accumulated other comprehensive income (loss).

(3)	Generally, the sum of (a) 2.50% of on-balance sheet assets; (b) 0.45% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties; and (c) up to 0.45% of other off-balance sheet obligations, which may be adjusted by the Director of OFHEO under certain circumstances (See 12 CFR 1750.4 for existing adjustments made by the Director of OFHEO).

(4)	Defined as a 30% surplus over the statutory minimum capital requirement. We are currently required to maintain this surplus under the OFHEO consent order until such time as the Director of OFHEO determines that the requirement should be modified or allowed to expire, taking into account certain specified factors.

(5)	Generally, the sum of (a) 1.25% of on-balance sheet assets; (b) 0.25% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties and (c) up to 0.25% of other off-balance sheet obligations, which may be adjusted by the Director of OFHEO under certain circumstances.

(6)	The sum of (a) core capital and (b) the total allowance for loan losses and reserve for guaranty losses, less (c) the specific loss allowance (that is, the allowance required on individually-impaired loans). The specific loss allowance totaled $106 million as of both December 31, 2007 and 2006.

In addition, our total capital was $48.7 billion as of December 31, 2007, a surplus of $24.0 billion, or 97%, over our estimated statutory-risk based capital requirement of $24.7 billion for the period. Our total capital was $42.7 billion as of December 31, 2006, a surplus of $15.8 billion, or 58.9%, over our statutory risk-based capital requirement of $26.9 billion for the period. Our statutory risk-based capital requirement is likely to increase following the implementation of OFHEO’s proposed change to certain formulas used in calculating the requirement. For a description of OFHEO’s proposed rule change, see “Part I—Item 1—Business—Our Charter and Regulation of Our Activities—Regulation of Our Activities—OFHEO Regulation—Capital Adequacy Requirements.”

All capital classification measures as of December 31, 2007 provided in this report represent estimates that will be submitted to OFHEO for its certification and are subject to its review and approval. They do not represent OFHEO’s announced capital classification measures.

For each quarter of 2006 and the first three quarters of 2007, we have been classified by OFHEO as adequately capitalized. Based on financial results that we provided to OFHEO, it announced on December 27, 2007 that we were classified as adequately capitalized as of September 30, 2007 (the most recent quarter for which OFHEO has published its capital classification).

Capital Activity

Capital Management Actions

As described in “Consolidated Results of Operations” above, we recorded a net loss in 2007. Because our retained earnings are a component of our core capital, this loss reduced the amount of our core capital. To maintain sufficient capital levels, we have taken several capital management actions, including: issuing a total of $8.9 billion in preferred stock in the second half of 2007 to increase the amount of our core capital; managing the size of our investment portfolio, including selling assets to reduce the amount of capital that we are required to hold and to realize investment gains; and reducing our common stock dividend beginning with the first quarter of 2008. We also have not taken advantage of some opportunities to purchase and guarantee mortgage assets at attractive prices and made other changes to our business practices to reduce our losses and expenses.

Our issuances of preferred stock in 2007 resulted in a material change in the mix and relative cost of our capital resources. The percentage of our core capital consisting of preferred stock increased from 22% as of December 31, 2006 to 37% as of December 31, 2007. Issuing preferred stock is a more expensive method of funding our operations than issuing debt securities. However, the reduction in our common stock dividend beginning in the first quarter of 2008 will partially offset the increase in our preferred stock dividends as a result of the additional preferred stock that we issued in 2007.

We expect the downturn in the housing market and the disruption in the mortgage and credit markets to continue to negatively affect our earnings in 2008, and therefore to continue to negatively affect the amount of our core capital. We believe we will maintain a sufficient amount of core capital to continue to meet our statutory and OFHEO-directed minimum capital requirements through 2008. Nevertheless, if market conditions are significantly worse than anticipated in 2008, we may be required to take actions, or refrain from taking actions, to maintain a sufficient amount of core capital to meet our statutory and OFHEO-directed minimum capital requirements. These actions could include reducing the size of our investment portfolio through liquidations or by selling assets, issuing preferred, convertible preferred or common stock, reducing or eliminating our common stock dividend, forgoing purchase and guaranty opportunities, and changing our current business practices to reduce our losses and expenses. Refer to “Part I—Item 1A—Risk Factors” for a more detailed discussion of how continued declines in our earnings could negatively impact our regulatory capital position.

Common Stock

Shares of common stock outstanding, net of shares held in treasury, totaled approximately 974 million and 972 million as of December 31, 2007 and 2006, respectively. We issued 2 million and 1.6 million shares of common stock from treasury for our employee benefit plans during 2007 and 2006, respectively. We did not issue any common stock during 2007 or 2006 other than in accordance with these plans.

From April 2005 to November 2007, we prohibited all of our employees from engaging in purchases or sales of our securities except in limited circumstances relating to financial hardship. In May 2006, we implemented a stock repurchase program that authorized the repurchase of up to $100 million of our shares from our non-officer employees, who are employees below the level of vice president. In November 2007, the prohibition on employee sales and purchases of our securities was lifted and the employee stock repurchase program was terminated. From the implementation of the program in May 2006 through its termination in November 2007, we purchased an aggregate of approximately 122,000 shares of common stock from our employees under the program.

For a description of the dividends we paid on our common stock for each quarter of 2006 and 2007, our current common stock dividend rate and the restrictions on our payment of common stock dividends, see “Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Preferred Stock

During 2007, we redeemed an aggregate of $1.1 billion in preferred stock and issued an aggregate of $8.9 billion in preferred stock, as set forth below:

•	On February 28, 2007, we redeemed all of the shares of our Variable Rate Non-Cumulative Preferred Stock, Series J, with an aggregate stated value of $700 million.

•	On April 2, 2007, we redeemed all of the shares of our Variable Rate Non-Cumulative Preferred Stock, Series K, with an aggregate stated value of $400 million.

•	On September 28, 2007, we issued 40 million shares of Variable Rate Non-Cumulative Preferred Stock, Series P, with an aggregate stated value of $1.0 billion. The Series P Preferred Stock has a variable dividend rate that will reset quarterly on each March 31, June 30, September 30 and December 31, beginning December 31, 2007, at a per annum rate equal to the greater of (i) 3-Month LIBOR plus 0.75% and (ii) 4.50%. The Series P Preferred Stock may be redeemed, at our option, on or after September 30, 2012.

•	On October 4, 2007, we issued 15 million shares of 6.75% Non-Cumulative Preferred Stock, Series Q, with an aggregate stated value of $375 million. The Series Q Preferred Stock may be redeemed, at our option, on or after September 30, 2010.

•	On November 21, 2007, we issued 20 million shares of 7.625% Non-Cumulative Preferred Stock, Series R, with an aggregate stated value of $500 million. We issued an additional 1.2 million shares of Series R Preferred Stock, with an aggregate stated value of $30 million, on December 14, 2007. The Series R Preferred Stock may be redeemed, at our option, on or after November 21, 2012.

•	On December 11, 2007, we issued 280 million shares of Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series S, with an aggregate stated value of $7 billion. The Series S Preferred Stock has a dividend rate of 8.25% per annum up to and excluding December 31, 2010. Beginning on December 31, 2010, the Series S Preferred Stock will have a variable dividend rate that will reset quarterly on each March 31, June 30, September 30 and December 31, at a per annum rate equal to the greater of (i) 7.75% and (ii) 3-Month LIBOR plus 4.23%. The Series S Preferred Stock may be redeemed, at our option, on December 31, 2010 and on each fifth anniversary thereafter.

Our Board of Directors has approved preferred stock dividends for all quarterly periods from the first quarter of 2006 through the first quarter of 2008. See “Notes to Consolidated Financial Statements—Note 17, Preferred Stock” for detailed information on our preferred stock dividends.

Subordinated Debt

In September 2005, we agreed with OFHEO to issue qualifying subordinated debt, rated by at least two nationally recognized statistical rating organizations, in a quantity such that the sum of our total capital plus the outstanding balance of our qualifying subordinated debt equals or exceeds the sum of (1) outstanding Fannie Mae MBS held by third parties times 0.45% and (2) total on-balance sheet assets times 4%, which we refer to as our “subordinated debt requirement.” We also agreed to take reasonable steps to maintain sufficient outstanding subordinated debt to promote liquidity and reliable market quotes on market values. In addition, we agreed to provide periodic public disclosure of our compliance with these commitments, including a comparison of the quantities of qualifying subordinated debt and total capital to the levels required by our agreement with OFHEO.

We are required to submit to OFHEO a subordinated debt management plan every six months that includes any issuance plans for the upcoming six months. Although it is not a component of core capital, qualifying subordinated debt supplements our equity capital. It is designed to provide a risk-absorbing layer to supplement core capital for the benefit of senior debt holders. In addition, the spread between the trading prices of our qualifying subordinated debt and our senior debt serves as a market indicator to investors of the relative credit risk of our debt. A narrow spread between the trading prices of our qualifying subordinated debt and senior debt implies that the market perceives the credit risk of our debt to be relatively low. A wider spread between these prices implies that the market perceives our debt to have a higher relative credit risk.

As of December 31, 2007 and 2006, we were in compliance with our subordinated debt requirement. The sum of our total capital plus the outstanding balance of our qualifying subordinated debt exceeded our subordinated debt requirement by an estimated $10.3 billion, or 23.0%, as of December 31, 2007, and by $8.6 billion, or 20.7%, as of December 31, 2006. Qualifying subordinated debt with a remaining maturity of less than five years receives only partial credit in this calculation. One-fifth of the outstanding amount is excluded from this calculation each year during the instrument’s last five years before maturity and, when the remaining maturity is less than one year, the instrument is entirely excluded.

Qualifying subordinated debt is defined as subordinated debt that contains an interest deferral feature that requires us to defer the payment of interest for up to five years if either:

•	our core capital is below 125% of our critical capital requirement; or

•	our core capital is below our statutory minimum capital requirement, and the U.S. Secretary of the Treasury, acting on our request, exercises his or her discretionary authority pursuant to Section 304(c) of the Charter Act to purchase our debt obligations.

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

OFF-BALANCE SHEET ARRANGEMENTS AND VARIABLE INTEREST ENTITIES

We enter into certain business arrangements to facilitate our statutory purpose of providing liquidity to the secondary mortgage market and to reduce our exposure to interest rate fluctuations. Some of these arrangements are not recorded in the consolidated balance sheets or may be recorded in amounts different from the full contract or notional amount of the transaction, depending on the nature or structure of, and accounting required to be applied to, the arrangement. These arrangements are commonly referred to as “off-balance sheet arrangements” and expose us to potential losses in excess of the amounts recorded in the consolidated balance sheets.

The most significant off-balance sheet arrangements that we engage in result from the mortgage loan securitization and resecuritization transactions that we routinely enter into as part of the normal course of our business operations. Our Single-Family business generates most of its revenues through the guaranty fees earned from these securitization transactions. In addition, our HCD business generates a significant amount of its revenues through the guaranty fees earned from these securitization transactions. We also enter into other guaranty transactions, liquidity support transactions and hold LIHTC partnership interests that may involve off-balance sheet arrangements.

Fannie Mae MBS Transactions and Other Financial Guaranties

While we hold some Fannie Mae MBS in our investment portfolio, the substantial majority of outstanding Fannie Mae MBS is held by third parties and therefore is generally not reflected in our consolidated balance sheets, except as described below. Of the $2.3 trillion and $2.0 trillion in total outstanding Fannie Mae MBS and other financial guaranties as of December 31, 2007 and 2006, respectively, we held $180.2 billion and $199.6 billion, respectively, in our portfolio. Fannie Mae MBS held in our investment portfolio is reflected in the consolidated balance sheets as “Investments in securities.” In addition, we consolidate certain Fannie Mae MBS trusts depending on the significance of our interest in those MBS trusts. Upon consolidation, we recognize the assets of the consolidated trust. As of December 31, 2007 and 2006, we recognized $80.9 billion and $105.6 billion, respectively, of assets from the consolidation of certain Fannie Mae MBS trusts. Accordingly, as of December 31, 2007 and 2006, there was approximately $2.2 trillion and $1.8 trillion, respectively, in outstanding and unconsolidated Fannie Mae MBS held by third parties and other financial guaranties that was not included in our consolidated balance sheets.

Although the unpaid principal balance of Fannie Mae MBS held by third parties is generally not reflected on our consolidated balance sheets, we record in our consolidated balance sheets a guaranty obligation based on an estimate of our non-contingent obligation to stand ready to perform in connection with Fannie Mae MBS and other guaranties issued after January 1, 2003, whether held in our portfolio or held by third parties. We also record in the consolidated balance sheets a reserve for guaranty losses based on an estimate of our incurred credit losses on all of our guaranties.

While our guaranties relating to Fannie Mae MBS represent the substantial majority of our guaranty activity, we also provide other financial guaranties. Our HCD business provides credit enhancements primarily for taxable and tax-exempt bonds issued by state and local governmental entities to finance multifamily housing for low- and moderate-income families. Under these credit enhancement arrangements, we guarantee to the trust that we will supplement proceeds as required to permit timely payment on the related bonds, which improves the bond ratings and thereby results in lower-cost financing for multifamily housing. We also provide liquidity support for variable-rate demand housing bonds as part of our credit enhancement arrangements. Our HCD business generates revenue from the fees earned on these transactions. These transactions also contribute to our housing goals and help us meet other mission-related objectives.

Our maximum potential exposure to credit losses relating to our outstanding and unconsolidated Fannie Mae MBS held by third parties and our other financial guaranties is significantly higher than the carrying amount of the guaranty obligations and reserve for guaranty losses that are reflected in the consolidated balance sheets. In the case of outstanding and unconsolidated Fannie Mae MBS held by third parties, our maximum potential exposure arising from these guaranties is primarily represented by the unpaid principal balance of the mortgage loans underlying these Fannie Mae MBS, which was $2.1 trillion and $1.8 trillion as of December 31, 2007 and 2006, respectively. In the case of the other financial guaranties that we provide, our maximum potential exposure arising from these guaranties is primarily represented by the unpaid principal balance of the underlying bonds and loans, which totaled $41.6 billion and $19.7 billion as of December 31, 2007 and 2006, respectively.

We do not believe that the maximum exposure on our Fannie Mae MBS and other credit-related guaranties is representative of our actual credit exposure relating to these guaranties. In the event that we were required to make payments under these guaranties, we would pursue recovery of these payments by exercising our rights to the collateral backing the underlying loans or through available credit enhancements (which includes all recourse with third parties and mortgage insurance). For information on the risks associated with credit losses on our mortgage assets, refer to “Part I—Item 1A—Risk Factors.”

For more information on our securitization transactions, including the interests we retain in these transactions, cash flows from these transactions, and our accounting for these transactions, see “Notes to Consolidated Financial Statements—Note 6, Portfolio Securitizations,” “Notes to Consolidated Financial Statements—Note 8, Financial Guaranties and Master Servicing” and “Notes to Consolidated Financial Statements—Note 18, Concentrations of Credit Risk.” For information on the revenues and expenses associated with our Single-Family and HCD businesses, refer to “Business Segment Results.” For information regarding the mortgage loans underlying both our on- and off-balance sheet Fannie Mae MBS, as well as whole mortgage loans that we own, refer to “Risk Management—Credit Risk Management—Mortgage Credit Risk Management.”

LIHTC Partnership Interests

In most instances, we are not the primary beneficiary of our LIHTC partnership investments, and therefore our consolidated balance sheets reflect only our investment in the LIHTC partnership, rather than the full amount of the LIHTC partnership’s assets and liabilities. In certain instances, we have been determined to be the primary beneficiary of the investments, and therefore all of the LIHTC partnership assets and liabilities have been recorded in the consolidated balance sheets, and the portion of these investments owned by third parties is recorded in the consolidated balance sheets as an offsetting minority interest. Our investments in LIHTC partnerships are recorded in the consolidated balance sheets as “Partnership investments.”

In cases where we are not the primary beneficiary of these investments, we account for our investments in LIHTC partnerships by using the equity method of accounting or the effective yield method of accounting, as appropriate. In each case, we record in the consolidated financial statements our share of the income and losses of the LIHTC partnerships, as well as our share of the tax credits and tax benefits of the partnerships. Our share of the operating losses generated by our LIHTC partnerships is recorded in the consolidated statements of operations under “Losses from partnership investments.” The tax credits and benefits associated with any operating losses incurred by these LIHTC partnerships are recorded in the consolidated statements of operations within the “Provision for federal income taxes.”

As of December 31, 2007, we had a recorded investment in these LIHTC partnerships of $8.1 billion. Our risk exposure relating to these LIHTC partnerships is limited to the amount of our investment and the possible recapture of the tax benefits we have received from the partnership. Neither creditors of, nor equity investors in, these LIHTC partnerships have any recourse to our general credit. To manage the risks associated with a LIHTC partnership, we track compliance with the LIHTC requirements, as well as the property condition and financial performance of the underlying investment throughout the life of the investment. In addition, we evaluate the strength of the LIHTC partnership’s sponsor through periodic financial and operating assessments. Further, in some of our LIHTC partnership investments, our exposure to loss is further mitigated by our having a guaranteed economic return from an investment grade counterparty.

Table 39 below provides information regarding our LIHTC partnership investments as of and for the years ended December 31, 2007 and 2006.

Table 39:  LIHTC Partnership Investments

	2007		2006
	Consolidated	Unconsolidated	Consolidated	Unconsolidated
		(Dollars in millions)

As of December 31:
Obligation to fund LIHTC partnerships	$1,001	$1,096	$1,101	$1,538
For the year ended December 31:
Tax credits from investments in LIHTC partnerships	$385	$606	$419	$531
Losses from investments in LIHTC partnerships	203	592	288	553
Tax benefits on credits and losses from investments in LIHTC partnerships	456	813	520	725
Contributions to LIHTC partnerships	685	781	690	1,053
Distributions from LIHTC partnerships	7	9	1	8

For more information on our off-balance sheet transactions, see “Notes to Consolidated Financial Statements—Note 18, Concentrations of Credit Risk.”

RISK MANAGEMENT

Our businesses expose us to the following four major categories of risks that often overlap:

•	Credit Risk. Credit risk is the risk of financial loss resulting from the failure of a borrower or institutional counterparty to honor its contractual obligations to us. Credit risk exists primarily in our mortgage credit book of business, derivatives portfolio and liquid investment portfolio.

•	Market Risk. Market risk represents the exposure to potential changes in the market value of our net assets from changes in prevailing market conditions. A significant market risk we face and actively manage is interest rate risk—the risk of changes in our long-term earnings or in the value of our net assets due to changes in interest rates.

•	Operational Risk. Operational risk relates to the risk of loss resulting from inadequate or failed internal processes, people or systems, or from external events.

•	Liquidity Risk. Liquidity risk is the risk to our earnings and capital arising from an inability to meet our cash obligations in a timely manner.

We also are subject to a number of other risks that could adversely impact our business, financial condition, earnings and cash flows, including legal and reputational risks that may arise due to a failure to comply with laws, regulations or ethical standards and codes of conduct applicable to our business activities and functions. See “Part I—Item 1A—Risk Factors.”

Effective management of risks is an integral part of our business and critical to our safety and soundness. In the following sections, we provide an overview of our risk governance framework and risk management processes, which are intended to identify, measure, monitor and control the principal risks we assume in conducting our business activities in accordance with defined policies and procedures. Following the risk governance overview, we provide additional information on how we manage each of our four major categories of risk.

Risk Governance Framework

Our risk governance framework, which is approved by our Board of Directors, is designed to balance strong corporate oversight with well-defined independent risk management functions within each business unit. The objective of our corporate risk framework is to ensure that people and processes are organized in a way that promotes a cross-functional approach to risk management and that controls are in place to better manage our risks and comply with legal and regulatory requirements.

Senior managers of each business unit are responsible and accountable for identifying, measuring and managing key risks within their business consistent with corporate policies. Management-level credit, market, liquidity and operational risk committees provide oversight of the business units and are responsible for establishing risk tolerance policies, monitoring performance against our risk management strategies and risk limits, and identifying and assessing potential issues. We also have a Chief Risk Office that is responsible for establishing our overall risk governance structure and providing independent evaluation and oversight of our risk management activities. Our Board of Directors, through the Risk Policy and Capital Committee, provides additional risk management oversight.

Our Internal Audit group provides an objective assessment of the design and execution of our internal control system, including our management systems, our risk governance, and our policies and procedures. Our Office of Compliance and Ethics is responsible for overseeing our compliance activities and coordinating our OFHEO and HUD regulatory reporting and examinations; and managing our data privacy and anti-fraud efforts.

Credit Risk Management

We are generally subject to two types of credit risk: mortgage credit risk and institutional counterparty credit risk. We discuss how we manage mortgage credit risk in the section below, and we discuss how we manage institutional counterparty risk beginning on page 136. We also discuss measures that we use to assess our credit risk exposure.

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

Recent Developments

We closely monitor housing and economic market conditions and loan performance to manage and evaluate our credit risks, adjusting our eligibility requirements and pricing as necessary to ensure that we are appropriately compensated for risk. We have taken several specific steps to address the impact of the significant home price depreciation experienced in some areas of the country, including the following:

•	Reinstituted our policy of limiting the maximum financing available on declining markets, which became effective in January 2008. This policy restricts the maximum LTV ratio for properties located within a declining market to five percentage points less than the maximum permitted for a particular mortgage loan. For example, if the highest LTV allowed for a particular mortgage loan is 100%, the maximum financing allowed would be only 95% if the property was located in a declining market.

•	Tightened our eligibility standards and limited acquisitions of high LTV mortgages for higher risk loan categories.

•	Increased our subprime mortgage loan acquisition limits as part of our efforts to respond to the current subprime mortgage crisis by providing liquidity to the market.

•	Introduced our HomeStaytm Initiative, which is aimed at helping subprime borrowers refinance into fixed-rate mortgages.

•	Introduced our HomeSaver Advancetm Initiative, a new loss mitigation tool that provides unsecured personal loans to enable qualified borrowers to cure their payment defaults under mortgage loans that we own or guarantee. A borrower meeting certain criteria, such as the ability to resume regular monthly payments on his or her mortgage loan, can qualify for a HomeSaver Advance loan, which can be used to repay past due amounts relating to the borrower’s mortgage loan. We believe that HomeSaver Advance will help more delinquent borrowers avoid foreclosure and will help us manage our credit risk.

In February 2008, the Bush Administration announced the creation of Project Lifeline, a program designed to offer a 30-day stay of foreclosure and counseling assistance to mortgage borrowers that are 90 days or more delinquent. We support the Project Lifeline program and its intent to help borrowers who are having financial difficulties. The Project Lifeline program is aligned with our current servicing policies, which allow servicers to temporarily suspend foreclosure proceedings in two week increments, up to a total of six weeks, while working with borrowers to initiate a loss mitigation plan.

Mortgage Credit Book of Business

Table 40 displays the composition of our entire mortgage credit book of business as of December 31, 2007, 2006 and 2005. Our single-family mortgage credit book of business accounted for approximately 94% of our entire mortgage credit book of business as of December 31, 2007, 2006 and 2005, respectively.

Table 40:	Composition of Mortgage Credit Book of Business

	As of December 31, 2007
	Single-Family(1)		Multifamily(2)		Total
	Conventional(3)	Government(4)	Conventional(3)	Government(4)	Conventional(3)	Government(4)
			(Dollars in millions)

Mortgage portfolio:(5)
Mortgage loans(6)	$283,629	$28,202	$90,931	$815	$374,560	$29,017
Fannie Mae MBS(6)	177,492	2,113	322	236	177,814	2,349
Agency mortgage-related securities(6)(7)	31,305	1,682	—	50	31,305	1,732
Mortgage revenue bonds	3,182	2,796	8,107	2,230	11,289	5,026
Other mortgage-related securities(8)	68,240	1,097	25,444	30	93,684	1,127

Total mortgage portfolio	563,848	35,890	124,804	3,361	688,652	39,251
Fannie Mae MBS held by third parties(9)	2,064,395	15,257	38,218	1,039	2,102,613	16,296
Other credit guaranties(10)	24,519	—	17,009	60	41,528	60

Mortgage credit book of business	$2,652,762	$51,147	$180,031	$4,460	$2,832,793	$55,607

Guaranty book of business	$2,550,035	$45,572	$146,480	$2,150	$2,696,515	$47,722

	As of December 31, 2006
	Single-Family(1)		Multifamily(2)		Total
	Conventional(3)	Government(4)	Conventional(3)	Government(4)	Conventional(3)	Government(4)
			(Dollars in millions)

Mortgage portfolio:(5)
Mortgage loans(6)	$302,597	$20,106	$59,374	$968	$361,971	$21,074
Fannie Mae MBS(6)	198,335	709	277	323	198,612	1,032
Agency mortgage-related securities(6)(7)	29,987	1,995	—	56	29,987	2,051
Mortgage revenue bonds	3,394	3,284	7,897	2,349	11,291	5,633
Other mortgage-related securities(8)	85,339	2,084	9,681	177	95,020	2,261

Total mortgage portfolio	619,652	28,178	77,229	3,873	696,881	32,051
Fannie Mae MBS held by third parties(9)	1,714,815	19,069	42,184	1,482	1,756,999	20,551
Other credit guaranties(10)	3,049	—	16,602	96	19,651	96

Mortgage credit book of business	$2,337,516	$47,247	$136,015	$5,451	$2,473,531	$52,698

Guaranty book of business	$2,218,796	$39,884	$118,437	$2,869	$2,337,233	$42,753

	As of December 31, 2005
	Single-Family(1)		Multifamily(2)		Total
	Conventional(3)	Government(4)	Conventional(3)	Government(4)	Conventional(3)	Government(4)
			(Dollars in millions)

Mortgage portfolio:(5)
Mortgage loans(6)	$299,765	$15,036	$50,731	$1,148	$350,496	$16,184
Fannie Mae MBS(6)	232,574	1,001	404	472	232,978	1,473
Agency mortgage-related securities(6)(7)	28,604	2,380	—	57	28,604	2,437
Mortgage revenue bonds	4,000	3,965	8,375	2,462	12,375	6,427
Other mortgage-related securities(8)	85,698	1,174	—	43	85,698	1,217

Total mortgage portfolio	650,641	23,556	59,510	4,182	710,151	27,738
Fannie Mae MBS held by third parties(9)	1,523,043	23,734	50,345	1,796	1,573,388	25,530
Other credit guaranties(10)	3,291	—	15,718	143	19,009	143

Mortgage credit book of business	$2,176,975	$47,290	$125,573	$6,121	$2,302,548	$53,411

Guaranty book of business	$2,058,673	$39,771	$117,198	$3,559	$2,175,871	$43,330

(1)	The amounts reported above reflect our total single-family mortgage credit book of business. Of these amounts, the portion of our single-family mortgage credit book of business for which we have access to detailed loan-level information represented approximately 95%, 95% and 94% of our total conventional single-family mortgage credit book of business as of December 31, 2007, 2006 and 2005, respectively. Unless otherwise noted, the credit statistics we provide in the “Credit Risk” discussion that follows relate only to this specific portion of our conventional single-family mortgage credit book of business. The remaining portion of our conventional single-family mortgage credit book of business consists of Freddie Mac securities, Ginnie Mae securities, private-label mortgage-related securities, Fannie Mae MBS backed by private-label mortgage-related securities, housing-related municipal revenue bonds, other single-family government related loans and securities, and credit enhancements that we provide on single-family mortgage assets. Our Capital Markets group prices and manages credit risk related to this specific portion of our conventional single-family mortgage credit book of business. We may not have access to detailed loan-level data on these particular mortgage-related assets and therefore may not manage the credit performance of individual loans. However, a substantial majority of these securities benefit from significant forms of credit enhancement, including guaranties from Ginnie Mae or Freddie Mac, insurance policies, structured subordination and similar sources of credit protection. All non-Fannie Mae agency securities held in our portfolio as of December 31, 2007 were rated AAA/Aaa by Standard & Poor’s and Moody’s. Over 90% of non-agency mortgage-related securities held in our portfolio as of December 31, 2007 and 2006 were rated AAA/Aaa by Standard & Poor’s and Moody’s. See “Consolidated Balance Sheet Analysis—Available-For-Sale and Trading Securities—Investments in Alt-A and Subprime Mortgage-Related Securities’’ for a discussion of credit rating actions subsequent to December 31, 2007.

(2)	The amounts reported above reflect our total multifamily mortgage credit book of business. Of these amounts, the portion of our multifamily mortgage credit book of business for which we have access to detailed loan-level information represented approximately 80%, 84% and 90% of our total multifamily mortgage credit book of business as of December 31, 2007, 2006 and 2005, respectively. Unless otherwise noted, the credit statistics we provide in the “Credit Risk” discussion that follows relate only to this specific portion of our multifamily mortgage credit book of business.

(3)	Refers to mortgage loans and mortgage-related securities that are not guaranteed or insured by the U.S. government or any of its agencies.

(4)	Refers to mortgage loans and mortgage-related securities guaranteed or insured by the U.S. government or one of its agencies.

(5)	Mortgage portfolio data is reported based on unpaid principal balance.

(6)	Includes unpaid principal balance totaling $81.8 billion, $105.5 billion and $113.3 billion as of December 31, 2007, 2006 and 2005, respectively, related to mortgage-related securities that were consolidated under FIN 46 and mortgage-related securities created from securitization transactions that did not meet the sales criteria under SFAS 140, which effectively resulted in these mortgage-related securities being accounted for as loans.

(7)	Includes mortgage-related securities issued by Freddie Mac and Ginnie Mae. As of December 31, 2007, we held mortgage-related securities issued by Freddie Mac with a carrying value and fair value of $31.2 billion, which exceeded 10% of our stockholders’ equity.

(8)	Includes mortgage-related securities issued by entities other than Fannie Mae, Freddie Mac or Ginnie Mae.

(9)	Includes Fannie Mae MBS held by third-party investors. The principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

(10)	Includes single-family and multifamily credit enhancements that we have provided and that are not otherwise reflected in the table.

Our strategy in managing mortgage credit risk, which we discuss below, consists of three primary components: (1) acquisition policy and standards, including the use of credit enhancement; (2) portfolio diversification and monitoring; and (3) credit loss management.

Acquisition Policy and Standards

Underwriting Standards:  We use proprietary models and analytical tools to price and measure credit risk at acquisition. Our loan underwriting and eligibility guidelines are intended to provide a comprehensive analysis of borrowers and mortgage loans based upon known risk characteristics. Lenders generally represent and warrant that they have complied with both our underwriting and asset acquisition requirements when they sell us mortgage loans, when they request securitization of their loans into Fannie Mae MBS or when they request that we provide credit enhancement in connection with an affordable housing bond transaction. We have policies and various quality assurance procedures that we use to review a sample of loans to assess compliance with our underwriting and eligibility criteria. If we identify underwriting or eligibility deficiencies, we may take a variety of actions, including increasing the lender credit loss sharing or requiring the lender to repurchase the loan, depending on the severity of the issues identified.

Single-Family

Our Single-Family business is responsible for pricing and managing credit risk relating to the portion of our single-family mortgage credit book of business consisting of single-family mortgage loans and Fannie Mae MBS backed by single-family mortgage loans (whether held in our portfolio or held by third parties). We use a proprietary automated underwriting system, Desktop Underwriter®, which, among other things, measures default risk by assessing the primary risk factors of a mortgage, to evaluate the majority of the loans we purchase or securitize. As part of our regular evaluation of Desktop Underwriter, we conduct periodic examinations of the underlying risk assessment models and attempt to improve Desktop Underwriter’s capacity to effectively analyze risk by recalibrating the models based on actual loan performance and market assumptions. Subject to review and approval, we may also purchase and securitize mortgage loans that have been underwritten using other automated underwriting systems, as well as mortgage loans underwritten to agreed-upon standards that differ from our standard underwriting and eligibility criteria.

Over the course of 2007, as a result of the significant deterioration in the housing market and the liquidity crisis, we made eligibility and pricing changes relating to some of our higher risk loan categories that become effective in 2008. In December 2007, we announced an adverse market delivery charge of 25 basis points for all loans delivered to us, which is effective on March 1, 2008.

Housing and Community Development

Our HCD business is responsible for pricing and managing the credit risk on multifamily mortgage loans we purchase and on Fannie Mae MBS backed by multifamily loans (whether held in our portfolio or held by third parties). Multifamily loans we purchase or that back Fannie Mae MBS are either underwritten by a Fannie Mae-approved lender or subject to our underwriting review prior to closing. Many of our agreements delegate the underwriting decisions to the lender, principally through our Delegated Underwriting and Servicing, or DUS®, program. Loans delivered to us by DUS lenders and their affiliates represented approximately 89%, 94% and 87% of our multifamily mortgage credit book of business as of December 31, 2007, 2006 and 2005, respectively.

Credit Enhancements:  The use of credit enhancements is an important part of our acquisition policy and standards, although it also exposes us to institutional counterparty risk. The amount of credit enhancement we obtain on any mortgage loan depends on our charter requirements and our assessment of risk. In addition to the credit enhancement required by our charter, we may obtain supplemental credit enhancement for some mortgage loans, typically those with higher credit risk.

Single-Family

Our charter requires that conventional single-family mortgage loans that we purchase or that back Fannie Mae MBS with LTV ratios above 80% at acquisition be covered by one or more of the following: (i) insurance or a guaranty by a qualified insurer; (ii) a seller’s agreement to repurchase or replace any mortgage loan in default (for such period and under such circumstances as we may require); or (iii) retention by the seller of at least a 10% participation interest in the mortgage loans.

Primary mortgage insurance is the most common type of credit enhancement in our single-family mortgage credit book of business and is typically provided on a loan-level basis. Primary mortgage insurance transfers varying portions of the credit risk associated with a mortgage loan to a third-party insurer. Mortgage insurers may also provide pool mortgage insurance, which is insurance that applies to a defined group of loans. Pool mortgage insurance benefits typically are based on actual loss incurred and are subject to an aggregate loss limit. Our use of discretionary credit enhancements depends on our view of the inherent credit risk, the price of the credit enhancement, and our risk versus return objective. For a description of our aggregate mortgage insurance coverage as of December 31, 2007 and 2006, refer to “Institutional Counterparty Credit Risk Management—Third-Party Providers of Credit Enhancement—Mortgage Insurers.”

In order for us to receive a payment in settlement of a claim under a primary mortgage insurance policy, the insured loan must be in default and the borrower’s interest in the property that secured the loan must have been extinguished, generally in a foreclosure action. Once title to the property has been transferred, we or a servicer on our behalf files a claim with the mortgage insurer. The mortgage insurer then has a prescribed period of time within which to make a determination as to whether the claim is payable. The claims process for primary mortgage insurance typically takes five to six months after title to the property has been transferred. With respect to a pool mortgage insurance policy, the triggers for payment under a policy are generally the same as for primary mortgage insurance, except that, in addition to the provisions relating to primary mortgage insurance described above, we generally must have received a claim payment from the primary mortgage insurer and the foreclosed property must have been sold to a third party so that we can quantify the net loss with respect to the insured loan and determine the claim payable under the pool policy. In addition, under some of our pool mortgage insurance policies, we are required to meet specified loss deductibles before we can recover under the policy. We typically collect claims under pool mortgage insurance five to six months after disposition of the property that secured the loan. We received proceeds of $1.2 billion, $900 million and $791 million in 2007, 2006 and 2005, respectively, under our primary and pool mortgage insurance policies and other forms of credit enhancement on our single-family loans.

Multifamily

We use various types of credit enhancement arrangements for our multifamily loans, including lender risk sharing, lender repurchase agreements, pool insurance, subordinated participations in mortgage loans or structured pools, cash and letter of credit collateral agreements, and cross-collateralization/cross-default provisions. The most prevalent form of credit enhancement on multifamily loans is lender risk sharing. Lenders in the DUS program typically share in loan-level credit losses in one of two ways: either (i) they bear losses up to the first 5% of unpaid principal balance of the loan and share in remaining losses up to a prescribed limit or (ii) they agree to share with us up to one-third of the credit losses on an equal basis.

Portfolio Diversification and Monitoring

Single-Family

Our single-family mortgage credit book of business is diversified based on several factors that influence credit quality, including the following:

•	LTV ratio. LTV ratio is a strong predictor of credit performance. The likelihood of default and the gross severity of a loss in the event of default are typically lower as the LTV ratio decreases.

•	Product type. Certain loan product types have features that may result in increased risk. Intermediate-term, fixed-rate mortgages generally exhibit the lowest default rates, followed by long-term, fixed-rate mortgages. ARMs and balloon/reset mortgages typically exhibit higher default rates than fixed-rate mortgages, partly because the borrower’s future payments may rise or fall, within limits, as interest rates change. Negative-amortizing and interest-only loans also default more often than traditional fixed-rate mortgage loans.

•	Number of units. Mortgages on one-unit properties tend to have lower credit risk than mortgages on multiple-unit properties.

•	Property type. Certain property types have a higher risk of default. For example, condominiums generally are considered to have higher credit risk than single-family detached properties.

•	Occupancy type. Mortgages on properties occupied by the borrower as a primary or secondary residence tend to have lower credit risk than mortgages on investment properties.

•	Credit score. Credit score is a measure often used by the financial services industry, including our company, to assess borrower credit quality and the likelihood that a borrower will repay future obligations as expected. A higher credit score typically indicates a lower degree of credit risk.

•	Loan purpose. Loan purpose indicates how the borrower intends to use the funds from a mortgage loan. Cash-out refinancings have a higher risk of default than either mortgage loans used for the purchase of a property or other refinancings that restrict the amount of cash back to the borrower.

•	Geographic concentration. Local economic conditions affect borrowers’ ability to repay loans and the value of collateral underlying loans. Geographic diversification reduces mortgage credit risk.

•	Loan age. We monitor year of origination and loan age, which is defined as the number of years since origination. Statistically, the peak ages for default are currently from two to six years after origination. However, we have seen higher early default rates for loans originated in 2006 and 2007, due to a higher number of loans originated during these years with risk layering, which refers to loans with several features that compound risk, such as loans with reduced documentation and higher risk loan product types.

Table 41 presents our conventional single-family business volumes, based on the key risk characteristics above, for 2007, 2006 and 2005 and our conventional single-family mortgage credit book of business as of the end of each respective year.

Table 41:	Risk Characteristics of Conventional Single-Family Business Volume and Mortgage Credit Book of Business(1)

	Percent of Conventional			Percent of Conventional
	Single-Family			Single-Family
	Business Volume(2)			Book of Business(3)
	For the Year Ended December 31,			As of December 31,
	2007	2006	2005	2007	2006	2005

Original LTV ratio:(4)
<= 60%	17%	18%	22%	23%	25%	26%
60.01% to 70%	13	15	16	16	17	17
70.01% to 80%	45	50	46	43	43	41
80.01% to 90%	9	7	7	8	7	8
90.01% to 100%	16	10	9	10	8	8
Greater than 100%	—	—	—	—	—	—

Total	100%	100%	100%	100%	100%	100%

Weighted average	75%	73%	72%	72%	70%	70%
Average loan amount	$195,427	$184,411	$171,761	$142,747	$135,379	$129,657
Estimated mark-to-market LTV ratio:(5)
<= 60%				46%	55%	60%
60.01% to 70%				15	17	17
70.01% to 80%				19	18	16
80.01% to 90%				12	7	5
90.01% to 100%				6	3	2
Greater than 100%				2	—	—

Total				100%	100%	100%

Weighted average				61%	55%	53%
Product type:
Fixed-rate:(6)
Long-term	76%	71%	69%	71%	68%	65%
Intermediate-term	5	6	9	15	18	21
Interest-only	9	6	1	3	1	—

Total fixed-rate	90	83	79	89	87	86

Adjustable-rate:
Interest-only	7	9	9	5	4	4
Negative-amortizing	—	3	3	1	2	2
Other ARMs	3	5	9	5	7	8

Total adjustable-rate	10	17	21	11	13	14

Total	100%	100%	100%	100%	100%	100%

Number of property units:
1 unit	96%	96%	96%	96%	96%	96%
2-4 units	4	4	4	4	4	4

Total	100%	100%	100%	100%	100%	100%

Property type:
Single-family homes	89%	89%	90%	91%	92%	92%
Condo/Co-op	11	11	10	9	8	8

Total	100%	100%	100%	100%	100%	100%

	Percent of Conventional			Percent of Conventional
	Single-Family			Single-Family
	Business Volume(2)			Book of Business(3)
	For the Year Ended December 31,			As of December 31,
	2007	2006	2005	2007	2006	2005

Occupancy type:
Primary residence	89%	87%	89%	90%	90%	91%
Second/vacation home	5	6	5	4	4	4
Investor	6	7	6	6	6	5

Total	100%	100%	100%	100%	100%	100%

FICO credit score:(7)
< 620	6%	6%	5%	5%	5%	5%
620 to < 660	12	11	11	10	10	10
660 to < 700	19	20	19	18	18	18
700 to < 740	23	23	23	23	23	23
>= 740	40	40	42	43	43	43
Not available	—	—	—	1	1	1

Total	100%	100%	100%	100%	100%	100%

Weighted average	716	716	719	721	721	721
Loan purpose:
Purchase	50%	52%	47%	41%	38%	34%
Cash-out refinance	32	34	35	32	32	31
Other refinance	18	14	18	27	30	35

Total	100%	100%	100%	100%	100%	100%

Geographic concentration:(8)
Midwest	15%	15%	16%	17%	17%	17%
Northeast	18	17	18	19	19	19
Southeast	26	27	25	25	24	23
Southwest	18	17	16	16	16	16
West	23	24	25	23	24	25

Total	100%	100%	100%	100%	100%	100%

Origination year:
<=1997				1%	2%	2%
1998				1	1	2
1999				1	1	1
2000				—	—	1
2001				2	3	4
2002				7	9	12
2003				22	29	36
2004				12	16	21
2005				16	20	21
2006				17	19	—
2007				21	—	—

Total				100%	100%	100%

(1)	We typically obtain the data for the statistics presented in this table from the sellers or servicers of the mortgage loans and receive representations and warranties from them as to the accuracy of the information. While we perform various quality assurance checks by sampling loans to assess compliance with our underwriting and eligibility criteria, we do not independently verify all reported information. We purchase primarily conventional single-family fixed-rate or adjustable-rate, first lien mortgage loans, or mortgage-related securities backed by these types of loans. Second lien mortgage loans constituted less than 0.5% of our conventional single-family business volume in each of 2007, 2006 and 2005, as well as less than 0.5% of our single-family mortgage credit book of business as of December 31, 2007, 2006 and 2005.

(2)	Percentages calculated based on unpaid principal balance of loans at time of acquisition.

(3)	Percentages calculated based on unpaid principal balance of loans as of the end of each period.

(4)	The original LTV ratio generally is based on the appraised property value reported to us at the time of acquisition of the loan and the original unpaid principal balance of the loan. Excludes loans for which this information is not readily available.

(5)	The aggregate estimated mark-to-market LTV ratio is based on the estimated current value of the property, calculated using an internal valuation model that estimates periodic changes in home value, and the unpaid principal balance of the loan as of the date of each reported period. Excludes loans for which this information is not readily available.

(6)	Long-term fixed-rate consists of mortgage loans with maturities greater than 15 years, while intermediate-term fixed-rate have maturities equal to or less than 15 years.

(7)	Reflects Fair Isaac Corporation credit score, referred to as FICO® score, which is a commonly used credit score that ranges from a low of 300 to a high of 850. We obtain borrower credit scores on the majority of single-family mortgage loans that we purchase or that back Fannie Mae MBS.

(8)	Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD and WI. Northeast includes CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT and VI. Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA and WV. Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX and UT. West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

Our conventional single-family mortgage credit book of business continues to consist mostly of traditional fixed-rate mortgage loans and loans secured by one-unit properties. Approximately 89% of our conventional single-family mortgage credit book of business consisted of fixed-rate loans, and approximately 96% consisted of loans secured by one-unit properties as of December 31, 2007. The weighted average credit score within our single-family mortgage credit book of business remained high at 721, and the estimated mark-to-market LTV ratio was 61% as of December 31, 2007.

Approximately 20% of our conventional single-family mortgage credit book of business had an estimated mark-to-market LTV ratio greater than 80% as of December 31, 2007. Of that 20% portion, over 62% of the loans were covered by credit enhancement. The remainder of these loans, which would have required credit enhancement at acquisition if the original LTV ratios had been above 80%, was not covered by credit enhancement as of December 31, 2007. While the LTV ratios of these loans were at or below 80% at the time of acquisition, they increased above 80% subsequent to acquisition due to declines in home prices over time. There was no metropolitan statistical area with more than 4% of these high LTV loans; the three largest metropolitan statistical area concentrations of these high LTV loans were in New York, Detroit and Washington, DC.

The most significant change in the risk characteristics of our conventional single-family business volume for 2007, relative to 2006 and 2005, was an increase in the percentage of fixed-rate mortgages acquired and a decrease in the percentage of adjustable rate mortgages acquired, driven in part by the shift in the primary mortgage market to a greater share of originations of fixed-rate loans. Fixed-rate mortgages represented 90% of our conventional single-family business volume in 2007, compared with 83% in 2006. Additionally, based on the higher risk nature of interest-only and negative amortizing ARMs, we significantly reduced our acquisition of these loans to less than 7% of our business volume in 2007, from 12% in each of 2006 and 2005. We anticipate relatively few negative amortizing ARM loan acquisitions in 2008.

The most significant change in the risk characteristics of our conventional single-family book of business as of the end of 2007, relative to the end of 2006, was an increase in the weighted average mark-to-market LTV to 61% as of December 31, 2007, from 55% as of the end of 2006. This increase was driven by a decline in home prices across the country, particularly in states such as California and Florida, which had previously experienced rapidly rising rates of home price appreciation and are now experiencing sharp declines in home prices.

In recent years there has been an increased percentage of borrowers obtaining second lien financing to purchase a home as a means of avoiding paying primary mortgage insurance. Although only 10% of our conventional single-family mortgage credit book of business had an original average LTV ratio greater than 90% as of December 31, 2007, we estimate that 15% of our conventional single-family mortgage credit book of business had an original combined average LTV ratio greater than 90%. The combined LTV ratio takes into account the combined amount of both the primary and second lien financing on the property. Second lien financing on a property increases the level of credit risk because it reduces the borrower’s equity in the property and may make it more difficult for a borrower to refinance. Our original combined average LTV ratio data is limited to second lien financing reported to us at the time of origination of the first mortgage loan. Second lien loans held by third parties are not reflected in the original LTV or mark-to-market LTV ratios in Table 41 above.

During the period 2004 to 2006, we acquired more mortgage loans with features that make it easier for borrowers to obtain a mortgage loan as we worked closely with our lender customers to provide liquidity for loans with these features. Examples of such loan categories and features include Alt-A and subprime loans. Our acquisition of these loans resulted in a notable change in the overall risk profile of our single-family mortgage credit book of business, as discussed below.

•	Alt-A Loans: An Alt-A mortgage loan generally refers to a loan that can be underwritten with reduced or alternative documentation but that may also include other alternative product features. For example, the lender may rely on the borrower’s stated income instead of verifying the borrower’s income, which is typically done for a full documentation loan. Alt-A mortgage loans generally have a higher risk of default than non-Alt-A mortgage loans. We usually acquire mortgage loans originated as Alt-A from our traditional lenders that generally specialize in originating prime mortgage loans. These lenders typically originate Alt-A loans as a complementary product offering and generally follow an origination path similar to that used for their prime origination process. In reporting our Alt-A exposure, we have classified mortgage loans as Alt-A if the lenders that deliver the mortgage loans to us have classified the loans as Alt-A based on documentation or other product features.

Alt-A mortgage loans, whether held in our portfolio or backing Fannie Mae MBS, represented approximately 16% of our single-family business volume in 2007, compared with approximately 22% and 16% in 2006 and 2005, respectively. During 2007, private-label securitization of Alt-A loans significantly decreased and Fannie Mae assumed a larger role in acquiring Alt-A mortgage loans; however, the actual amount of our acquisitions of Alt-A loans decreased in 2007 from 2006. In order to manage our credit risk in the shifting market environment, we lowered maximum allowable LTV ratios and increased minimum allowable credit scores for most Alt-A loan categories. We also limited our acquisition of some documentation types and made other types ineligible for delivery to us. Finally, we implemented pricing increases to reflect the higher credit risk posed by these mortgages. As a result of these eligibility restrictions and price increases, we believe that our volume of Alt-A mortgage loan acquisitions will decline in future periods.

We estimate that Alt-A mortgage loans held in our portfolio or Alt-A mortgage loans backing Fannie Mae MBS, excluding resecuritized private-label mortgage-related securities backed by Alt-A mortgage loans, represented approximately 12% of our total single-family mortgage credit book of business as of December 31, 2007, compared with approximately 11% and 8% as of December 31, 2006 and 2005, respectively. The majority of our Alt-A mortgage loans are fixed-rate, and the weighted average credit score of borrowers under our Alt-A mortgage loans is comparable to that of our overall single-family mortgage credit book of business.

•	Subprime Loans: A subprime mortgage loan generally refers to a mortgage loan made to a borrower with a weaker credit profile than that of a prime borrower. As a result of the weaker credit profile, subprime borrowers have a higher likelihood of default than prime borrowers. Subprime mortgage loans are typically originated by lenders specializing in these loans or by subprime divisions of large lenders, using processes unique to subprime loans. In reporting our subprime exposure, we have classified mortgage loans as subprime if the mortgage loans are originated by one of these specialty lenders or a subprime division of a large lender.

Subprime mortgage loans, whether held in our portfolio or backing Fannie Mae MBS, represented less than 1% of our single-family business volume in each of 2007, 2006 and 2005. Our acquisitions of subprime mortgage loans have a combination of credit enhancement and pricing that we believe adequately reflects the higher credit risk posed by these mortgages. We will determine the timing and level of our acquisition of subprime mortgage loans in the future based on our assessment of the availability and cost of credit enhancement with adequate levels of pricing to compensate for the risks.

We estimate that subprime mortgage loans held in our portfolio or subprime mortgage loans backing Fannie Mae MBS, excluding resecuritized private-label mortgage-related securities backed by subprime mortgage loans, represented approximately 0.3% of our total single-family mortgage credit book of business as of December 31, 2007, compared with 0.2% and 0.1% as of December 31, 2006 and 2005, respectively.

•	Investments in Alt-A and Subprime Securities: We have also invested in highly rated private-label mortgage-related securities that are backed by Alt-A or subprime mortgage loans. As of December 31, 2007, we held or guaranteed approximately $32.5 billion in private-label mortgage-related securities backed by Alt-A loans and approximately $41.4 billion in private-label mortgage-related securities backed by subprime loans. These amounts include resecuritized private-label mortgage-related securities backed by Alt-A and subprime mortgage loans. Refer to “Consolidated Balance Sheet Analysis—Available-for-Sale and Trading Securities—Investments in Alt-A and Subprime Mortgage-Related Securities” for more information regarding these investments.

Housing and Community Development

Diversification within our multifamily mortgage credit book of business and equity investments business by geographic concentration, term-to-maturity, interest rate structure, borrower concentration and credit enhancement arrangements is an important factor that influences credit quality and performance and helps reduce our credit risk.

As of December 31, 2007, the weighted average original LTV ratio for our multifamily mortgage credit book of business was 67%, compared with 69% as of both December 31, 2006 and 2005. The percentage of our multifamily mortgage credit book of business with an original LTV ratio greater than 80% was 6% as of each of December 31, 2007, 2006 and 2005.

We monitor the performance and risk concentrations of our multifamily loan and equity investments and the underlying properties on an ongoing basis throughout the life of the investment at the loan, equity investment, fund, property and portfolio level. We closely track the physical condition of the property, the historical performance of the investment, loan or property, the relevant local market and economic conditions that may signal changing risk or return profiles and other risk factors. For example, we closely monitor the rental payment trends and vacancy levels in local markets to identify loans or investments that merit closer attention or loss mitigation actions. We also monitor our LIHTC investments for program compliance.

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

Credit Loss Management

Single-Family

We manage problem loans to mitigate credit losses. In our experience, early intervention is critical to controlling credit losses. If a mortgage loan does not perform, we work in partnership with the servicers of our loans to minimize the frequency of foreclosure as well as the severity of loss. Our loan management strategy begins with payment collection and workout guidelines designed to minimize the number of borrowers who fall behind on their obligations and to help borrowers who are delinquent from falling further behind on their payments. We require our single-family servicers to pursue various resolutions of problem loans as an alternative to foreclosure, including:

•	loan modifications in which past due interest amounts are added to the loan principal amount and recovered over the remaining life of the loan or through an extension of the term, and other loan adjustments;

•	repayment plans in which borrowers repay past due principal and interest over a reasonable period of time through a temporarily higher monthly payment;

•	HomeSaver Advancetm, an unsecured personal loan that enables a qualified borrower to cure his or her payment defaults under a mortgage loan that we own or guarantee provided that the borrower is able to resume regular monthly payments on his or her mortgage;

•	forbearances in which the lender agrees to suspend or reduce borrower payments for a period of time;

•	preforeclosure sales in which the borrower, working with the servicer, sells the home and pays off all or part of the outstanding loan, accrued interest and other expenses from the sale proceeds; and

•	accepting deeds in lieu of foreclosure whereby the borrower signs over title to the property without the added expense of a foreclosure proceeding.

In addition, we are pursuing development of other types of foreclosure alternatives. In 2007, we also delegated more authority to our single-family loan servicers to pursue workout alternatives and increased the compensation to servicers for completing these plans. We streamlined the process for borrowers and servicers for loans in workout for the first time. We delegated authority to attorneys to negotiate repayment plans with borrowers to avoid foreclosure and are working to delegate authority for other foreclosure alternatives. We set targets and closely monitor individual servicers’ performance against workout-related metrics.

Table 42 below presents statistics on the resolution of conventional single-family problem loans for the years ended December 31, 2007, 2006 and 2005.

Table 42:	Statistics on Conventional Single-Family Problem Loan Workouts

	As of December 31,
	2007		2006		2005
	Unpaid		Unpaid		Unpaid
	Principal	Number	Principal	Number	Principal	Number
	Balance	of Loans	Balance	of Loans	Balance	of Loans
			(Dollars in millions)

Modifications(1)	$3,339	26,421	$3,173	27,607	$2,292	20,732
Repayment plans and forbearances completed	898	7,871	1,908	17,324	1,470	13,540
Preforeclosure sales	415	2,718	238	1,960	300	2,478
Deeds in lieu of foreclosure	97	663	52	496	38	384

Total problem loan workouts	$4,749	37,673	$5,371	47,387	$4,100	37,134

Percent of conventional single-family mortgage
credit book of business	0.2%	0.2%	0.2%	0.3%	0.2%	0.2%

(1)	Modifications include troubled debt restructurings, which result in concessions to borrowers, and other modifications to the contractual terms of the loan that do not result in concessions to the borrower.

Of the conventional single-family problem loans that are resolved through modification, long-term forbearance or repayment plans, our performance experience after 24 months following the inception of these types of plans, based on the period 2001 to 2005, has been that approximately 60% of these loans remain current or have been paid in full. Approximately 9% of these loans were terminated through foreclosure. The remaining loans continue in a delinquent status.

Housing and Community Development

When a multifamily loan does not perform, we work with our loan servicers to minimize the severity of loss by taking appropriate loss mitigation steps. We permit our multifamily servicers to pursue various options as an alternative to foreclosure, including modifying the terms of the loan, selling the loan, and preforeclosure sales. The unpaid principal balance of modified multifamily loans totaled $2 million, $84 million and $165 million for the years ended December 31, 2007, 2006, and 2005, respectively, which represented less than 0.15% of our total multifamily mortgage credit book of business as of the end of each respective period.

Our risk exposure related to our partnership investments is limited to the amount of our investment and, in the case of a LIHTC investment, the possible recapture of the tax benefits we have received from the investment. When a non-guaranteed LIHTC or other partnership investment does not perform, we work with our syndicator partner to develop a resolution strategy. The resolution depends on the local controlling entity’s ability to meet obligations; the value of the property; the ability to restructure the debt; the financial and workout capacity of the syndicator partner; and the strength of the market or submarket.

If a guaranteed LIHTC investment does not perform, the guarantor remits funds to us in an amount that provides us with the return provided for in the guaranty contract. Our risk in this situation is that the guarantor will not perform. Refer to “Institutional Counterparty Credit Risk Management” below for a discussion of how we manage the credit risk associated with our counterparties.

Mortgage Credit Book of Business Performance

Key statistical metrics that we use to measure credit risk in our mortgage credit book of business and evaluate credit performance include: (1) the serious delinquency rate; (2) nonperforming loans; and (3) foreclosure activity. We provide information below on these metrics. We provide information on our credit loss performance, another key metric we use to evaluate credit performance, in “Consolidated Results of Operations—Credit-Related Expenses—Credit Loss Performance.”

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

Table 43 below presents by geographic region the serious delinquency rates for all conventional single-family loans. We also provide a comparison of the serious delinquency rates, with credit enhancements and without credit enhancements, for all conventional single-family loans and for multifamily loans.

Table 43:	Serious Delinquency Rates

	As of December 31,
	2007		2006		2005
		Serious		Serious		Serious
	Book	Delinquency	Book	Delinquency	Book	Delinquency
	Outstanding(1)	Rate(2)	Outstanding(1)	Rate(2)	Outstanding(1)	Rate(2)

Conventional single-family delinquency rates by geographic region:(3)
Midwest	17%	1.35%	17%	1.01%	17%	0.99%
Northeast	19	0.94	19	0.67	19	0.62
Southeast	25	1.18	24	0.68	23	0.83
Southwest	16	0.86	16	0.69	16	1.32
West	23	0.50	24	0.20	25	0.19

Total conventional single-family loans	100%	0.98%	100%	0.65%	100%	0.79	%(4)

Conventional single-family loans:
Credit enhanced	21%	2.75%	19%	1.81%	18%	2.14%
Non-credit enhanced	79	0.53	81	0.37	82	0.47

Total conventional single-family loans	100%	0.98%	100%	0.65%	100%	0.79	%(4)

Multifamily loans:
Credit enhanced	88%	0.06%	96%	0.07%	95%	0.34%
Non-credit enhanced	12	0.22	4	0.35	5	0.02

Total multifamily loans	100%	0.08%	100%	0.08%	100%	0.32	%(4)

(1)	Reported based on unpaid principal balance of loans, where we have detailed loan-level information.

(2)	Calculated based on number of loans for single-family and unpaid principal balance for multifamily. We include all of the conventional single-family loans that we own and that back Fannie Mae MBS in the calculation of the single-family delinquency rate. We include the unpaid principal balance of all multifamily loans that we own or that back Fannie Mae MBS and any housing bonds for which we provide credit enhancement in the calculation of (2) the multifamily serious delinquency rate.

(3)	See footnote 8 to Table 41 for states included in each geographic region.

(4)	The aftermath of Hurricane Katrina during the fourth quarter of 2005 resulted in an increase in our single-family and multifamily serious delinquency rates. Our serious delinquency rate for single-family and multifamily, excluding the impact of loans affected by Hurricane Katrina, was 0.64% and 0.12%, respectively.

We experienced a significant increase in our single-family serious delinquency rate as of December 31, 2007 from our rate as of December 31, 2006, due to the continued housing market downturn and decline in home prices throughout much of the country, particularly in California, Florida, Nevada and Arizona, as well as due to continued economic weakness in the Midwest, particularly in Ohio, Michigan and Indiana. We are experiencing high serious delinquency rates across our conventional single-family mortgage credit book of business, especially for loans to borrowers with low credit scores and loans with high LTV ratios. In addition, in 2007 we experienced particularly rapid increases in serious delinquency rates in some higher risk loan categories, such as Alt-A loans, adjustable-rate loans, interest-only loans, negative amortization loans, loans made for the purchase of condominiums and loans with second liens. Many of these higher risk loans were originated in 2006 and the first half of 2007.

The conventional single-family serious delinquency rates for California and Florida, which represent the two largest states in our single-family mortgage credit book of business in terms of unpaid principal balance, climbed to 0.50% and 1.59%, respectively, as of December 31, 2007, from 0.15% and 0.43%, respectively, as of December 31, 2006. We expect the housing market to continue to deteriorate and home prices to continue to decline in these states and on a national basis. Accordingly, we expect our single-family serious delinquency rate to continue to increase in 2008.

The multifamily serious delinquency rate of 0.08% as of December 31, 2007 remained unchanged from the rate as of December 31, 2006.

Nonperforming Loans

We classify conventional single-family and multifamily loans held in our mortgage portfolio, including delinquent single-family loans purchased from MBS trusts, as nonperforming and place them on nonaccrual status at the earlier of when payment of principal and interest is three months or more past due according to the loan’s contractual terms (unless we have recourse against the seller of the loan in the event of default) or when, in our opinion, collectability of interest or principal on the loan is not reasonably assured. We continue to accrue interest on nonperforming loans that are federally insured or guaranteed by the U.S. government. Table 44 provides statistics on nonperforming single-family and multifamily loans as of the end of each year of the five-year period ending December 31, 2007.

Table 44:	Nonperforming Single-Family and Multifamily Loans

	As of December 31,
	2007	2006	2005	2004	2003
	(Dollars in millions)

Nonperforming loans:
Nonaccrual loans	$8,343	$5,961	$8,356	$7,987	$7,742
Troubled debt restructurings(1)	1,765	1,086	661	816	673

Total nonperforming loans	$10,108	$7,047	$9,017	$8,803	$8,415

Interest on nonperforming loans:
Interest income forgone(2)	$215	$163	$184	$188	$192
Interest income recognized during year(3)	328	295	405	381	376
Accruing loans past due 90 days or more(4)	$204	$147	$185	$187	$225

(1)	Troubled debt restructurings include loans whereby the contractual terms have been modified that result in concessions to borrowers experiencing financial difficulties.

(2)	Forgone interest income represents the amount of interest income that would have been recorded during the year on nonperforming loans as of December 31 had the loans performed according to their contractual terms.

(3)	Represents interest income recognized during the year on loans classified as nonperforming as of December 31.

(4)	Recorded investment of loans as of December 31 that are 90 days or more past due and continuing to accrue interest include loans insured or guaranteed by the U.S. government and loans where we have recourse against the seller of the loan in the event of a default.

Foreclosure and REO Activity

Foreclosure and REO activity affect the level of credit losses. Table 45 below provides information, by region, on our foreclosure activity for the years ended December 31, 2007, 2006 and 2005. Regional REO acquisition and charge-off trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.

Table 45:  Single-Family and Multifamily Foreclosed Properties

	For the Year Ended December 31,
	2007	2006	2005

Single-family foreclosed properties (number of properties):
Beginning of year inventory of single-family foreclosed properties (REO)(1)	25,125	20,943	18,361
Acquisitions by geographic area:(2)
Midwest	20,303	16,128	11,777
Northeast	3,811	2,638	2,405
Southeast	12,352	9,280	9,470
Southwest	9,942	7,958	8,099
West	2,713	576	809

Total properties acquired through foreclosure	49,121	36,580	32,560
Dispositions of REO	(40,517)	(32,398)	(29,978)

End of year inventory of single-family foreclosed properties (REO)(1)	33,729	25,125	20,943

Carrying value of single-family foreclosed properties (dollars in millions)(3)	$3,440	$1,999	$1,642

Single-family foreclosure rate(4)	0.3%	0.2%	0.2%

Multifamily foreclosed properties (number of properties):
Ending inventory of multifamily foreclosed properties (REO)	9	8	8

Carrying value of multifamily foreclosed properties (dollars in millions)(3)	$43	$49	$51

(1)	Includes deeds in lieu of foreclosure.

(2)	See footnote 8 to Table 41 for states included in each geographic region.

(3)	Excludes foreclosed property claims receivables, which are reported in our consolidated balance sheets as a component of “Acquired property, net.”

(4)	Estimated based on the total number of properties acquired through foreclosure as a percentage of the total number of loans in our conventional single-family mortgage credit book of business as of the end of each respective year.

The number of single-family properties acquired through foreclosure rose by 34% in 2007, compared with 12% in 2006. The increase in foreclosures in 2007 and 2006 was driven by the housing market downturn and the continued impact of weak economic conditions in the Midwest, particularly Ohio, Indiana and Michigan. The Midwest accounted for approximately 20% of the loans in our conventional single-family mortgage credit book of business during the three-year period ended December 31, 2007; however, this region accounted for approximately 41%, 44% and 36% of the single-family properties acquired through foreclosure in 2007, 2006 and 2005, respectively. During 2007, we also experienced a significant increase in the number of properties acquired through foreclosure in California, Florida, Nevada and Arizona, which are states that previously experienced rapid increases in home prices and are now experiencing sharp declines in home prices. Given the sharp rise in serious delinquency rates in these states, which is a leading indicator of potential future foreclosures, we expect continued increases in foreclosures in these states in 2008.

The continued weakness in regional economic conditions in the Midwest and the continued housing market downturn and decline in home prices on a national basis have resulted in a higher percentage of our mortgage loans that transition from delinquent to foreclosure status, as well as a faster transition from delinquent to foreclosure status, particularly for loans originated in 2006 and 2007. In addition, the combined effect of the disruption in the subprime market, the decline in home prices and near record levels of unsold properties have slowed the sale of, and reduced the sales prices of, our foreclosed single-family properties. We expect the level of foreclosures, as well as the average length of time required to dispose of these properties, to increase further in 2008 as compared with 2007.

Institutional Counterparty Credit Risk Management

Overview

We rely on our institutional counterparties to provide services and credit enhancements that are critical to our business. Institutional counterparty risk is the risk that these institutional counterparties may fail to fulfill their contractual obligations to us. We have exposure primarily to the following types of institutional counterparties:

•	mortgage servicers that service the loans we hold in our investment portfolio or that back our Fannie Mae MBS;

•	third-party providers of credit enhancement on the mortgage assets that we hold in our investment portfolio or that back our Fannie Mae MBS, including mortgage insurers, lenders with risk sharing arrangements, and financial guarantors;

•	custodial depository institutions that hold principal and interest payments for Fannie Mae MBS certificateholders;

•	issuers of securities held in our liquid investment portfolio; and

•	derivatives counterparties.

We also have exposure to document custodians, mortgage originators and investors, and dealers that distribute our debt securities or that commit to sell mortgage pools or loans. The risk posed by each of these types of counterparties is set forth below.

We routinely enter into a high volume of transactions with counterparties in the financial services industry, including brokers and dealers, mortgage lenders, commercial banks and investment banks, resulting in a significant credit concentration with respect to this industry. We also have significant concentrations of credit risk with particular counterparties. Many of our institutional counterparties provide several types of services for us. For example, many of our lender customers or their affiliates act as mortgage servicers, custodial depository institutions and document custodians on our behalf.

As part of our management of institutional counterparty risk, we initially evaluate a potential counterparty’s financial performance, access to the capital markets, management, operational expertise and industry or sector risks. Our assessment culminates in an internal risk grade and exposure limit. For all counterparties, we measure the amounts and type of risk with each counterparty and in the aggregate across counterparties and types of risk. On an on-going basis, we periodically assess the financial condition, performance, credit markets and operational risks of our counterparties and use these assessments to adjust our risk grades and exposure tolerance.

The challenging mortgage and credit market conditions have adversely affected, and will likely continue to adversely affect, the liquidity and financial condition of a number of our institutional counterparties, particularly those whose businesses are concentrated in the mortgage industry. As described in “Part I—Item 1A—Risk Factors,” the financial difficulties that a number of our institutional counterparties are currently experiencing may negatively affect their ability to meet their obligations to us and the amount or quality of the products or services they provide to us. In addition, in the event of a bankruptcy or receivership of one of our mortgage servicers, custodial depositary institutions or document custodians, we may be required to establish our ownership rights to the assets these counterparties hold on our behalf to the satisfaction of the bankruptcy court or receiver, which could result in a delay in accessing these assets or a decline in value of these assets. Accordingly, a default by a counterparty with significant obligations to us due to bankruptcy or receivership, lack of liquidity, operational failure or other reasons could result in significant financial losses to us and could materially adversely affect our ability to conduct our operations, which would adversely affect our earnings, liquidity, financial condition and capital position.

We have taken a number of steps in recent months to mitigate our potential loss exposure to these counterparties, including curtailing or suspending our business with certain counterparties, strengthening our contractual protections, requiring the posting of additional collateral to secure the obligations of some counterparties, implementing new limits on the amount of business we will enter into with some of our higher risk counterparties, and increasing the frequency and depth of our counterparty monitoring.

Mortgage Servicers

Mortgage servicers collect mortgage and escrow payments from borrowers, pay taxes and insurance costs from escrow accounts, monitor and report delinquencies, and perform other required activities on our behalf. Our business with our mortgage servicers is concentrated. Our ten largest single-family mortgage servicers serviced 74% and 73% of our single-family mortgage credit book of business as of December 31, 2007 and 2006, respectively. Countrywide Financial Corporation and its affiliates, our largest single-family mortgage servicer, serviced 23% and 22% of our single-family mortgage credit book of business as of December 31, 2007 and 2006, respectively. Our ten largest multifamily servicers serviced 72% and 73% of our multifamily mortgage credit book of business as of December 31, 2007 and 2006, respectively. The largest multifamily mortgage servicer serviced 18% and 14% of our multifamily mortgage credit book of business as of December 31, 2007 and 2006, respectively.

We have minimum standards and financial requirements for mortgage servicers. For example, we require servicers to maintain a sufficient level of servicing fees to reasonably compensate a replacement servicer in the event of a servicing contract breach. In addition, we perform periodic on-site and financial reviews of our servicers and monitor their financial and portfolio performance as compared to peers and internal benchmarks. We work with our largest servicers to establish performance goals and report performance against the goals, and our servicing consultants work with servicers to improve servicing results and compliance with our servicing guide.

Due to the challenging market conditions in recent months, several of our mortgage servicers have experienced ratings downgrades and liquidity constraints, including our largest mortgage servicer. In addition, the number of delinquent mortgage loans serviced by our counterparties has increased in recent months and will likely continue to increase due to the continued weakness in the housing and mortgage markets. Managing a substantially higher volume of non-performing loans could create operational difficulties for our servicers. The financial difficulties that a number of our mortgage servicers are currently experiencing, coupled with growth in the number of delinquent loans on their books of business, may negatively affect the ability of these counterparties to meet their obligations to us, including their ability to service mortgage loans adequately and their ability to meet their obligations to repurchase delinquent mortgages due to a breach of the representations and warranties they provided upon delivery of the mortgages to us.

If one of our principal mortgage servicers fails to meet its obligations to us, it could increase our credit-related expenses and credit losses, result in financial losses to us and have a material adverse effect on our earnings, liquidity and financial condition. Moreover, we may not be able to find a suitable replacement servicer. In addition, if a mortgage servicer were to become insolvent, we would not have the ability to immediately move the servicing to a replacement servicer of our choice if we determine the quality of servicing is deteriorating. In addition, the servicer could attempt to transfer servicing of our loans to a replacement servicer that is not a Fannie Mae-approved servicer and without requiring that selling representations and warranties be undertaken by the replacement servicer. In addition, we may not be able to obtain, or could be delayed in obtaining, all of the principal and interest payments being held by the servicer on our behalf.

Third-Party Providers of Credit Enhancement

We use several types of credit enhancement to manage our mortgage credit risk, including primary and pool mortgage insurance, risk sharing agreements with lenders, and financial guaranty contracts. Our maximum potential loss recovery under our primary and pool mortgage insurance on single-family mortgage loans, risk sharing agreements with lenders relating to both single-family and multifamily loans, and financial guaranty contracts was an estimated $190.8 billion as of December 31, 2007, compared with $185.5 billion as of December 31, 2006. As discussed in more detail below, if one of these mortgage insurers, lenders or financial guarantors fails to fulfill its obligations to us with respect to the mortgage loans or mortgage-related securities we hold in our mortgage portfolio or the mortgage assets underlying our guaranteed Fannie Mae MBS, it could increase our credit-related expenses and reduce the fair value of our mortgage-related securities, which could have a material adverse effect on our earnings, liquidity, financial condition and capital position.

Mortgage Insurers

We had mortgage insurance coverage on single-family mortgage loans in our portfolio or backing our Fannie Mae MBS totaling $104.1 billion and $75.5 billion as of December 31, 2007 and 2006, respectively. We had primary mortgage insurance coverage of $93.7 billion and $68.0 billion as of December 31, 2007 and 2006, respectively. Primary mortgage insurance is insurance that covers losses on an individual loan up to a specified loan-to-value ratio and is typically obtained by borrowers on mortgages with down payments of less than 20%. We had pool mortgage insurance coverage of $10.4 billion and $7.5 billion as of both December 31, 2007 and 2006, respectively. Pool mortgage insurance is insurance that covers up to a certain amount of losses from a pool of mortgage loans and is generally another layer of mortgage insurance in addition to primary mortgage insurance on the individual loans in the pool. Seven mortgage insurance companies provided over 99% of our mortgage insurance as of both December 31, 2007 and 2006.

Table 46 presents our primary and pool mortgage insurance coverage on single-family loans in our portfolio or backing our Fannie Mae MBS by mortgage insurer financial strength rating for our top seven mortgage insurance counterparties as of December 31, 2007 and 2006.

Table 46:  Mortgage Insurance Coverage

	As of December 31, 2007
	Mortgage Insurer Financial Strength Rating(1)
	AA or higher		AA−		Total
	(Dollars in millions)

Insurance coverage(2)	$60,036	58%	$44,005	42%	$104,041	100%
Number of counterparties	4		3		7

	As of December 31, 2006
	Mortgage Insurer Financial Strength Rating(1)
	AA or higher		AA−		Total
	(Dollars in millions)

Insurance coverage(2)	$75,426	100%	—	—	$75,426	100%
Number of counterparties	7		—		7

(1)	Categories are based on the lowest credit rating of the insurer as issued by Standard & Poor’s, Fitch and Moody’s. The credit rating reflects the equivalent Standard & Poor’s or Fitch’s rating for any ratings based on Moody’s scale.

(2)	Insurance coverage refers to the aggregate dollar amount of insurance coverage (i.e., “risk in force”) on single-family loans in our portfolio or backing our Fannie Mae MBS and represents our maximum potential loss recovery under the applicable mortgage insurance policies.

We manage our exposure to mortgage insurers by maintaining eligibility requirements that an insurer must meet to become a qualified mortgage insurer. We require a certification and supporting documentation annually from each mortgage insurer and perform periodic reviews of mortgage insurers to confirm compliance with eligibility requirements and to evaluate their management, control and underwriting practices. Our monitoring of the mortgage insurers includes in-depth financial reviews and stress analyses of the insurers’ portfolios and capital adequacy.

If a mortgage insurer fails to meet its obligations to reimburse us for claims under insurance policies, we would experience higher credit losses, which could have a material adverse effect on our earnings, liquidity, financial condition and capital position. In the second half of 2007 and thus far in 2008, four of our seven primary mortgage insurer counterparties had their external ratings for claims paying ability or insurer financial strength downgraded by one or more of the national rating agencies. Ratings downgrades imply an increased risk that these mortgage insurers will fail to fulfill their obligations to reimburse us for claims under insurance policies. A downgrade in the ratings of our mortgage insurer counterparties could result in an increase in our loss reserves and guaranty obligation if we determine it is probable that we would not collect all of our claims from the affected mortgage insurer, which could adversely affect our earnings, financial condition and capital position. We believe the mortgage insurer ratings downgrades that have occurred to date have not materially affected the fair value of the mortgage securities we hold in our mortgage portfolio or the mortgage assets underlying our guaranteed Fannie Mae MBS.

If a mortgage insurer no longer meets our eligibility requirements due to a ratings downgrade or for another reason, we would evaluate the insurer, the current market environment and our alternative sources of credit enhancement. Based on the outcome of our evaluation, we may take a variety of actions that include imposing additional terms and conditions of approval, restricting the insurer from conducting certain types of business with us, suspension or termination of the insurer’s status as an approved mortgage insurer under our eligibility requirements, or cancelling a certificate of insurance or policy with that insurer and replacing the insurance coverage with another provider. Restricting our business activity with one or more of the seven primary mortgage insurers would increase our concentration risk with the remaining insurers in the industry.

Lenders with Risk Sharing

We had full or partial recourse to lenders on single-family loans with an estimated unpaid principal balance of $43.7 billion and $53.7 billion as of December 31, 2007 and 2006, respectively. Investment grade counterparties, based on the lower of Standard & Poor’s, Moody’s and Fitch ratings, accounted for 45% and 53% of single-family lender recourse obligations as of December 31, 2007 and 2006, respectively. Only 2% of these lender counterparties were rated below investment grade by either Standard & Poor’s, Moody’s or Fitch as of both December 31, 2007 and 2006. The remaining 53% and 45% of these lender counterparties were not rated by rating agencies as of December 31, 2007 and 2006, respectively, but were rated internally. We also had full or partial recourse to lenders on multifamily loans with an estimated unpaid principal balance of $128.3 billion and $112.5 billion as of December 31, 2007 and 2006, respectively. Depending on the financial strength of the counterparty, we may require a lender to pledge collateral to secure its recourse obligations.

Financial Guarantors

As of December 31, 2007 and 2006, we were the beneficiary of financial guaranties of approximately $11.8 billion and $12.3 billion, respectively, on the securities held in our investment portfolio or on securities that have been resecuritized to include a Fannie Mae guaranty and sold to third parties. The securities covered by these guaranties consist primarily of private-label mortgage-related securities and municipal bonds. We obtained these guaranties from nine financial guaranty insurance companies. These financial guaranty contracts assure the collectability of timely interest and ultimate principal payments on the guaranteed securities if the cash flows generated by the underlying collateral are not sufficient to fully support these payments.

We manage our exposure to financial guarantors through in-depth analyses of their financial position and stress analyses of their financial guaranties and available capital. Based on the outcome of our reviews, we may, on a case-by-case basis, take a variety of actions that range from restricting the types of business we will do with a company to suspending the company as an acceptable counterparty.

In the second half of 2007 and thus far in 2008, three of our financial guarantor counterparties had their external ratings for claims paying ability or insurer financial strength downgraded by one or more of the national rating agencies. A downgrade in the ratings of one of our financial guarantor counterparties could result in a reduction in the fair value of the securities they guarantee, which could adversely affect our earnings, financial condition and capital position. These ratings downgrades also imply an increased risk that these financial guarantors will fail to fulfill their obligations to reimburse us for claims under their guaranty contracts. We have evaluated our securities for which we have obtained financial guaranties, and we believe the underlying collateral of these securities will generate cash flows that are adequate to repay our investments on a high percentage of these securities. We continue to monitor the effect these rating actions may have on the value of the securities in our investment portfolio.

Custodial Depository Institutions

A total of $32.5 billion and $34.5 billion in deposits for scheduled MBS payments were received and held by 324 and 347 custodial depository institutions in the months of December 2007 and 2006, respectively. Of these amounts, 95% and 96% were held by institutions rated as investment grade by Standard & Poor’s, Moody’s and Fitch as of December 31, 2007 and 2006, respectively. Our ten largest custodial depository counterparties held 89% and 88% of these deposits as of December 31, 2007 and 2006, respectively.

We mitigate our risk to custodial depository institutions by establishing qualifying standards for these counterparties, including minimum credit ratings, and limiting depositories to federally regulated or insured institutions that are classified as well capitalized by their regulator. In addition, we have the right to withdraw custodial funds at any time upon written demand or establish other controls, including requiring more frequent remittances or setting limits on aggregate deposits with a custodian.

Due to the challenging market conditions in recent months, several of our custodial depository counterparties have experienced ratings downgrades and liquidity constraints. In response, we have been reducing the aggregate amount of our funds permitted to be held with these counterparties and requiring more frequent remittances of funds. We have also begun the process of moving funds held with our largest counterparties from custodial accounts to trust accounts that would provide more protection to us in the event of the insolvency of a depository or servicer.

If a custodial depository institution were to fail while holding remittances of borrower payments of principal and interest due to us in our custodial account, we would be an unsecured creditor of the depository and may not be able to recover all of the principal and interest payments being held by the depository on our behalf, or there may be a substantial delay in receiving these amounts. If this were to occur, we would be required to replace these funds to make payments that are due to Fannie Mae MBS certificateholders. Accordingly, the insolvency of one of our principal custodial depository counterparties could result in significant financial losses to us and could therefore have a material adverse effect on our earnings, liquidity, financial condition and capital position.

Issuers of Securities in our Liquid Investment Portfolio

Our liquid investment portfolio consists of cash and cash equivalents, funding agreements with our lenders, including advances to lenders and repurchase agreements, asset-backed securities, corporate debt securities, commercial paper and other non-mortgage related securities. Our counterparty risk is primarily with the issuers of corporate debt and commercial paper, and financial institutions with short-term deposits.

As of December 31, 2007 and 2006, our liquid investment portfolio totaled $102.0 billion and $69.4 billion, respectively, of which $68.0 billion and $29.2 billion were unsecured positions with issuers of corporate debt securities or commercial paper, or short-term deposits with financial institutions. Of these amounts, approximately 89% and 75% as of December 31, 2007 and 2006, respectively, were with issuers who had a credit rating of AA (or its equivalent) or higher, based on the lowest of Standard & Poor’s, Moody’s or Fitch ratings.

We mitigate our risk by restricting our liquid investments to high credit quality short- and medium-term instruments, such as corporate floating rate notes, which are broadly traded in the financial markets. We require the ratings of our liquid investments to be A- or better at acquisition. In addition, we limit the amounts invested with issuers or financial institutions rated below A or its equivalent by Standard & Poor’s, Moody’s or Fitch.

We monitor the credit risk position of our liquid investment portfolio by duration and rating level. In addition, we monitor the financial position and any downgrades of these counterparties. The outcome of our monitoring could result in a range of events, including selling some of these investments. If one of our primary liquid investment portfolio counterparties fails to meet its obligations to us under the terms of the securities, it could result in financial losses to us and have a material adverse effect on our earnings, liquidity, financial condition and capital position.

Derivatives Counterparties

Our derivative credit exposure relates principally to interest rate and foreign currency swap contracts. We estimate our exposure to credit loss on derivative instruments by calculating the replacement cost, on a present value basis, to settle at current market prices all outstanding derivative contracts in a net gain position by counterparty where the right of legal offset exists, such as master netting agreements. Derivatives in a gain position are reported in the consolidated balance sheets as “Derivative assets at fair value.” Table 47 presents our assessment of our credit loss exposure by counterparty credit rating on outstanding risk management derivative contracts as of December 31, 2007 and 2006. We present the outstanding notional amount of our risk management derivatives in Table 30 in “Consolidated Balance Sheet Analysis—Derivative Instruments.”

Table 47:  Credit Loss Exposure of Risk Management Derivative Instruments

	As of December 31, 2007
	Credit Rating(1)
	AAA	AA+/AA/AA-	A+/A/A-	Subtotal	Other(2)	Total
	(Dollars in millions)

Credit loss exposure(3)	$4	$1,578	$1,004	$2,586	$74	$2,660
Less: Collateral held(4)	—	1,130	988	2,118	—	2,118

Exposure net of collateral	$4	$448	$16	$468	$74	$542

Additional information:
Notional amount	$1,050	$637,847	$246,860	$885,757	$707	$886,464
Number of counterparties	1	17	3	21

	As of December 31, 2006
	Credit Rating(1)
	AAA	AA+/AA/AA-	A+/A/A-	Subtotal	Other(2)	Total
	(Dollars in millions)

Credit loss exposure(3)	$—	$3,219	$1,552	$4,771	$65	$4,836
Less: Collateral held(4)	—	2,598	1,510	4,108	—	4,108

Exposure net of collateral	$—	$621	$42	$663	$65	$728

Additional information:
Notional amount	$750	$537,293	$206,881	$744,924	$469	$745,393
Number of counterparties	1	17	3	21

(1)	We manage collateral requirements based on the lower credit rating, as issued by Standard & Poor’s and Moody’s, of the legal entity. The credit rating reflects the equivalent Standard & Poor’s rating for any ratings based on Moody’s scale.

(2)	Includes MBS options, defined benefit mortgage insurance contracts, guaranteed guarantor trust swaps and swap credit enhancements accounted for as derivatives. We did not have guaranteed guarantor trust swaps in 2006.

(3)	Represents the exposure to credit loss on derivative instruments, which is estimated by calculating the cost, on a fair value basis, to replace all outstanding contracts in a gain position. Derivative gains and losses with the same counterparty are netted where a legal right of offset exists under an enforceable master netting agreement. This table excludes mortgage commitments accounted for as derivatives.

(4)	Represents the collateral held as of December 31, 2007 and 2006, adjusted for the collateral transferred subsequent to December 31, based on credit loss exposure limits on derivative instruments as of December 31, 2007 and 2006. The actual collateral settlement dates, which vary by counterparty, ranged from one to three business days following the December 31, 2007 and 2006 credit loss exposure valuation dates. The value of the collateral is reduced in accordance with counterparty agreements to help ensure recovery of any loss through the disposition of the collateral. We posted collateral of $1.2 billion and $303 million related to our counterparties’ credit exposure to us as of December 31, 2007 and 2006, respectively.

We expect our credit exposure on derivative contracts to fluctuate with changes in interest rates, implied volatility and the collateral thresholds of the counterparties. Typically, we manage this exposure by contracting with experienced counterparties that are rated A- (or its equivalent) or better. These counterparties consist of large banks, broker-dealers and other financial institutions that have a significant presence in the derivatives market, most of which are based in the United States. To date, we have not experienced a loss on a derivative transaction due to credit default by a counterparty.

We also manage our exposure to derivatives counterparties by requiring collateral in specified instances. We have a collateral management policy with provisions for requiring collateral on interest rate and foreign currency derivative contracts in net gain positions based upon the counterparty’s credit rating. The collateral includes cash, U.S. Treasury securities, agency debt and agency mortgage-related securities. Collateral posted to us is held and monitored daily by a third-party custodian. We analyze credit exposure on our derivative instruments daily and make collateral calls as appropriate based on the results of internal pricing models and dealer quotes.

To reduce our credit risk concentration, we diversify our derivative contracts among different counterparties. Of the 21 risk management derivatives counterparties that we had outstanding transactions with as of December 31, 2007, eight of these counterparties accounted for approximately 82% of the total outstanding notional amount, and each of these eight counterparties accounted for between approximately 5% and 16% of the total outstanding notional amount. Each of the remaining counterparties accounted for less than 4% of the total outstanding notional amount as of December 31, 2007.

Approximately 83% of our net derivatives exposure of $542 million as of December 31, 2007 was with 10 interest rate and foreign currency derivative counterparties rated AA- or better by Standard & Poor’s and Aa3 or better by Moody’s. The percentage of our net exposure with these counterparties ranged from approximately 0.2% to 16%, or approximately $1 million to $87 million, as of December 31, 2007. If a counterparty’s credit rating is downgraded below A-, we may cease entering into new arrangements with that counterparty, which would further increase the concentration of our business with our remaining derivatives counterparties.

If a derivative counterparty were to default on payments due under a derivative contract, we may be required to acquire a replacement derivative from a different counterparty at a higher cost or we may be unable to find a suitable replacement. As a result, we could experience financial losses that adversely affect our earnings, liquidity, financial condition and capital position.

Document Custodians

We use third-party document custodians to provide loan document certification and custody services for some of the loans that we purchase and securitize. In many cases, our lender customers or their affiliates also serve as document custodians for us. Our ownership rights to the mortgage loans that we own or that back our Fannie Mae MBS could be challenged if a lender intentionally or negligently pledges or sells the loans that we purchased or fails to obtain a release of prior liens on the loans that we purchased, which could result in financial losses to us. When a lender or one of its affiliates acts as a document custodian for us, the risk that our ownership interest in the loans may be adversely impacted is increased, particularly in the event the lender were to become insolvent. We mitigate these risks through legal and contractual arrangements with these custodians that identify our ownership interest, as well as by establishing qualifying standards for document custodians and requiring removal of the documents to our possession or to an independent third-party document custodian if we have concerns about the solvency or competency of the document custodian.

Mortgage Originators and Investors

We are routinely exposed to pre-settlement risk through the purchase or sale of mortgage loans and mortgage-related securities with mortgage originators and mortgage investors. The risk is the possibility that the counterparty will be unable or unwilling to either deliver mortgage assets or compensate us for the cost to cancel or replace the transaction. We manage this risk by determining position limits with these counterparties, based upon our assessment of their creditworthiness, and monitoring and managing these exposures. Based upon this assessment, we may, in some cases, require counterparties to post collateral.

Debt Security and Mortgage Dealers

The credit risk associated with dealers that commit to place our debt securities is that they will fail to honor their contracts to take delivery of the debt, which could result in delayed issuance of the debt through another dealer. The primary credit risk associated with dealers who make forward commitments to deliver mortgage pools to us is that they may fail to deliver the agreed-upon loans to us at the agreed-upon date, which could result in our having to replace the mortgage pools at higher cost to meet a forward commitment to sell the MBS. We manage these risks by establishing approval standards and limits on exposure and monitoring both our exposure positions and changes in the credit quality of dealers.

Interest Rate Risk Management and Other Market Risks

Our most significant market risks are interest rate risk and spread risk, which primarily arise from the prepayment uncertainty associated with investing in mortgage-related assets with prepayment options and from the changing supply and demand for mortgage assets. The majority of our mortgage investments are intermediate-term or long-term fixed-rate loans that borrowers have the option to pay at any time before the scheduled maturity date or continue paying until the stated maturity. An inverse relationship exists between changes in interest rates and the value of fixed-rate investments, including mortgages. As interest rates decline, the value or price of fixed-rate mortgages held in our portfolio will generally increase because mortgage assets originated at the prevailing interest rates are likely to have lower yields and prices than the assets we currently hold in our portfolio. Conversely, an increase in interest rates tends to result in a reduction in the value of our assets. As interest rates decline prepayment rates tend to increase because more favorable financing is available to the borrower, which shortens the duration of our mortgage assets. The opposite effect occurs as interest rates increase.

One way of reducing the interest rate risk associated with investing in long-term, fixed-rate mortgages is to fund these investments with long-term debt with similar offsetting characteristics. This strategy is complicated by the fact that most borrowers have the option of prepaying their mortgages at any time, a factor that is beyond our control and driven to a large extent by changes in interest rates. In addition, funding mortgage investments with debt results in mortgage-to-debt OAS risk, or basis risk, which is the risk that interest rates in different market sectors will not move in the same direction or amount at the same time. As discussed in “Supplemental Non-GAAP Information—Fair Value Balance Sheets,” we do not attempt to actively manage or hedge the impact of changes in mortgage-to-debt OAS after we purchase mortgage assets, other than through asset monitoring and disposition. We accept period-to-period volatility in our financial performance due to mortgage-to-debt OAS consistent with our corporate risk principles. The following discussion explains our interest rate risk management process, including the actions we take to manage interest rate risk and the measures we use to monitor interest rate risk.

Interest Rate Risk Management Strategies

Our net portfolio consists of our existing investments in mortgage assets, investments in non-mortgage securities, our outstanding debt used to fund those assets, and the derivatives used to supplement our debt instruments and manage interest rate risk. It also includes any priced asset, debt and derivatives commitments, but excludes our existing guaranty business. These assets and liabilities have a variety of risk profiles and sensitivities. Our Capital Markets group is responsible for managing the interest rate risk of our net portfolio subject to our strategic objectives and corporate risk policies and limits.

We employ an integrated interest rate risk management strategy that includes asset selection and structuring of our liabilities to match and offset the interest rate characteristics of our balance sheet assets and liabilities as much as possible. Our strategy consists of the following principal elements:

•	Debt Instruments. We issue a broad range of both callable and non-callable debt instruments to manage the duration and prepayment risk of expected cash flows of the mortgage assets we own.

•	Derivative Instruments. We supplement our issuance of debt with derivative instruments to further reduce duration and prepayment risks.

•	Monitoring and Active Portfolio Rebalancing. We continually monitor our risk positions and actively rebalance our portfolio of interest rate-sensitive financial instruments to maintain a close match between the duration of our assets and liabilities.

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

Derivative Instruments

Derivative instruments also are an integral part of our strategy in managing interest rate risk. Derivative instruments may be privately negotiated contracts, which are often referred to as OTC derivatives, or they may be listed and traded on an exchange. When deciding whether to use derivatives, we consider a number of factors, such as cost, efficiency, the effect on our liquidity and capital, and our overall interest rate risk management strategy. We choose to use derivatives when we believe they will provide greater relative value or more efficient execution of our strategy than debt securities. The derivatives we use for interest rate risk management purposes consist primarily of OTC contracts that fall into three broad categories:

•	Interest rate swap contracts. An interest rate swap is a transaction between two parties in which each agrees to exchange payments tied to different interest rates or indices for a specified period of time, generally based on a notional amount of principal. The types of interest rate swaps we use include pay-fixed swaps; receive-fixed swaps; and basis swaps.

•	Interest rate option contracts. These contracts primarily include pay-fixed swaptions, receive-fixed swaptions, cancelable swaps and interest rate caps.

•	Foreign currency swaps. These swaps convert debt that we issue in foreign-denominated currencies into U.S. dollars. We enter into foreign currency swaps only to the extent that we issue foreign currency debt.

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

Decisions regarding the repositioning of our derivatives portfolio are based upon current assessments of our interest rate risk profile and economic conditions, including the composition of our consolidated balance sheets and relative mix of our debt and derivative positions, the interest rate environment and expected trends. Table 48 presents, by derivative instrument type, our risk management derivative activity for the years ended December 31, 2007 and 2006, along with the stated maturities of derivatives outstanding as of December 31, 2007.

Table 48:  Activity and Maturity Data for Risk Management Derivatives(1)

	Interest Rate Swaps				Interest Rate Swaptions
		Receive-		Foreign		Receive-	Interest
	Pay-Fixed(2)	Fixed(3)	Basis(4)	Currency	Pay-Fixed	Fixed	Rate Caps	Other(5)	Total
	(Dollars in millions)

Notional balance as of December 31, 2005	$188,787	$123,907	$4,000	$5,645	$149,405	$138,595	$33,000	$776	$644,115
Additions	132,411	176,870	3,350	3,870	783	255	—	2,852	320,391
Terminations(6)	(53,130)	(53,693)	(6,400)	(4,964)	(54,838)	(23,929)	(19,000)	(3,159)	(219,113)

Notional balance as of December 31, 2006	$268,068	$247,084	$950	$4,551	$95,350	$114,921	$14,000	$469	$745,393
Additions	212,798	175,358	7,951	980	4,328	27,416	100	401	429,332
Terminations(6)	(103,128)	(136,557)	(1,900)	(2,972)	(13,948)	(17,686)	(11,850)	(220)	(288,261)

Notional balance as of December 31, 2007	$377,738	$285,885	$7,001	$2,559	$85,730	$124,651	$2,250	$650	$886,464

Future maturities of notional amounts:(7)
Less than 1 year	$14,005	$68,495	$—	$1,199	$7,750	$19,700	$1,500	$20	$112,669
1 year to 5 years	180,496	136,182	25	518	41,130	28,981	750	287	388,369
5 years to 10 years	152,895	70,543	6,050	—	32,350	64,620	—	343	326,801
Over 10 years	30,342	10,665	926	842	4,500	11,350	—	—	58,625

Total	$377,738	$285,885	$7,001	$2,559	$85,730	$124,651	$2,250	$650	$886,464

Weighted-average interest rate as of December 31, 2007:
Pay rate	5.10%	5.04%	4.92%	—	6.25%	—	—	—
Receive rate	5.03%	5.08%	6.84%	—	—	4.84%	—	—
Other	—	—	—	—	—	—	4.35%	—
Weighted-average interest rate as of December 31, 2006:
Pay rate	5.10%	5.35%	5.29%	—	6.18%	—	—	—
Receive rate	5.36%	5.01%	6.58%	—	—	4.92%	—	—
Other	—	—	—	—	—	—	3.55%	—

(1)	Excludes mortgage commitments accounted for as derivatives. Dollars represent notional amounts that indicate only the amount on which payments are being calculated and do not represent the amount at risk of loss.

(2)	Notional amounts include swaps callable by Fannie Mae of $8.2 billion, $10.8 billion and $14.3 billion as of December 31, 2007, 2006 and 2005, respectively.

(3)	Notional amounts include swaps callable by derivatives counterparties of $7.8 billion, $6.7 billion and $3.6 billion as of December 31, 2007, 2006 and 2005, respectively.

(4)	Notional amounts include swaps callable by derivatives counterparties of $6.6 billion and $600 million as of December 31, 2007 and 2006, respectively.

(5)	Includes MBS options, forward starting debt and swap credit enhancements.

(6)	Includes matured, called, exercised, assigned and terminated amounts. Also includes changes due to foreign exchange rate movements.

(7)	Based on contractual maturities.

The outstanding notional balance of our risk management derivatives increased by $141.1 billion during 2007, to $886.5 billion as of December 31, 2007. The increase reflected rebalancing activities we undertook, which included increasing both our pay-fixed and receive-fixed interest rate swaps, in response to the interest rate volatility during the year.

The outstanding notional balance of our risk management derivatives increased by $101.3 billion during 2006, to $745.4 billion as of December 31, 2006, reflecting an increase in both pay-fixed and receive-fixed swaps that was partially offset by a reduction in interest rate swaptions. In response to the general increase in interest rates during the first half of 2006, which lengthened the duration of our mortgage assets, we generally added to our net pay-fixed swap position to extend the duration of our liabilities to more closely match the expected duration of our assets. During the second half of the year, when interest rates generally declined and the duration of our mortgage assets shortened, we added to our net receive-fixed swap position to shorten the duration of our liabilities.

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

Measuring Interest Rate Risk

Our interest rate risk measurement framework is based on the fair value of our assets, liabilities and derivative instruments and the sensitivity of these fair values to changes in market factors. Because no single measure can reflect all aspects of the interest rate risk inherent in our mortgage portfolio, we utilize various risk metrics that together provide a more complete assessment of interest rate risk. We measure and monitor the fair value sensitivity to both small and large changes in the level of interest rates, changes in the slope and shape of the yield curve, and changes in interest rate volatility. We also calculate and monitor industry standard risk metrics that are based on fair value measures, such as duration and convexity, as well as value at-risk. In addition, we perform a range of stress test analyses that measure the sensitivity of the portfolio to severe hypothetical changes in market conditions. Below we discuss three measures that we use to quantify our interest rate risk: (i) duration gap; (ii) fair value sensitivity to changes in interest rate levels and slope of yield curve; and (iii) net asset fair value sensitivity.

Our duration gap and fair value sensitivity to interest rate level and slope shocks measures are calculated based on our net portfolio defined above. These measures exclude the interest rate sensitivity of our guaranty business because we expect that the guaranty fee income generated from future business activity will largely replace any guaranty fee income lost as a result of mortgage prepayments due to movements in interest rates.

Our net asset fair value sensitivity measure is calculated based on all of assets and liabilities, including our existing guaranty business. We discuss these measures further below.

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

Beginning with June 2007, and for months after June 2007, we changed the methodology we use to calculate our monthly effective duration gap. The revised monthly calculation reflects the difference between the proportional fair value weightings of our assets and liabilities, based on the daily average for the reported month. In prior months, the duration gap was not calculated on a weighted basis and was simply the daily average of the difference between the duration of our assets and the duration of our liabilities. Our revised methodology presents our effective duration gap on a basis that is consistent with the fair value sensitivity measures of changes in the level and slope of the yield curve discussed below. Under our revised methodology, a duration gap of zero implies that the change in the fair value of our assets from an interest rate move will be offset by an equal change in the fair value of our liabilities, resulting in no change in the fair value of our net assets. Our average effective duration gap did not exceed plus or minus one month during the period December 2006 to November 2007; however, our effective duration gap increased to two months in December 2007.

While we maintained our duration gap within a relatively narrow range during 2007, a large movement in interest rates or increased interest rate volatility could cause our duration gap to extend outside of the range we have experienced recently.

Fair Value Sensitivity to Changes in Level and Slope of Yield Curve

For the month of June 2007, we began disclosing on a monthly basis the estimated adverse impact on our financial condition of a 50 basis point shift in interest rates and a 25 basis point change in the slope of the yield curve. We believe these changes represent moderate movements in interest rates. We calculate these sensitivity measures based on the estimated amount of pre-tax losses for our net portfolio, or reduction in fair value, that would result from an immediate adverse 50 basis point parallel shift in the level of interest rates and an immediate adverse 25 basis point change in the slope of the yield curve, expressed as a percentage of the estimated after-tax fair value of our net assets. We track these measures daily and report the monthly measures based on the daily average for the month. We estimate that the adverse impact on the fair value of our net portfolio to a 50 basis point shift in the level of interest rates and a 25 basis point change in the slope of the yield curve for December 2007 was (2)% and (1)%, respectively.

Table 49 below is an extension of our monthly net sensitivity measures. It includes the identical population of assets and liabilities included in our monthly sensitivity measures; however, it is based on the sensitivities as of December 31, 2007, rather than the average for the month of December. Table 49 shows the estimated impact on our net portfolio of a 50 and 100 basis point increase and decrease in interest rates.

Table 49:  Interest Rate Sensitivity of Fair Value of Net Portfolio

	As of December 31, 2007
		Effect on Estimated Fair Value
	Estimated	Decrease in Rates		Increase in Rates
	Fair Value	−50	−100	+50	+100
	(Dollars in millions)

Trading financial instruments(1)	$63,956	$829	$1,595	$(877)	$(1,796)
Derivative assets and liabilities, net	(620)	(2,007)	(3,366)	2,667	5,854
Non-trading portfolio assets and debt, net(2)	(52,753)	791	53	(1,991)	(4,789)

Net portfolio of interest-rate sensitive assets and liabilities	$10,583	$(387)	$(1,718)	$(201)	$(731)

Percentage of net asset fair value(3)		(1.08)%	(4.80)%	(0.56)%	(2.04)%

(1)	Consists of securities classified in the consolidated balance sheets as trading and carried at estimated fair value.

(2)	“Non-trading portfolio assets and debt, net” includes the line item “Advances to lenders” reported in our consolidated balance sheets. In addition, certain amounts have been reclassified from securities to “Guaranty assets and guaranty obligations, net” to reflect how the risk of these securities is managed by the business.

(3)	Calculated based on the reported dollar amount sensitivity divided by the after-tax estimated fair value of our net assets of $35.8 billion as of December 31, 2007.

Fair Value Sensitivity of Net Assets

Table 50 discloses the estimated fair value of our net assets as of December 31, 2007 and 2006, and the impact on the estimated fair value from a hypothetical instantaneous shock in interest rates of a decrease of 50 basis points and an increase of 100 basis points. We believe these interest rate changes reflect reasonably possible near-term outcomes within a 12-month period. We discuss how we derive the estimated fair value of our net assets, which serves as the base case for our sensitivity analysis, in “Supplemental Non-GAAP Information—Fair Value Balance Sheets.”

Table 50:  Interest Rate Sensitivity of Fair Value of Net Assets

	As of December 31, 2007
		Effect on Estimated Fair Value
	Estimated	Change in Rates
	Fair Value	−50	+100
	(Dollars in millions)

Trading financial instruments(1)	$63,956	$829	$(1,796)
Derivative assets and liabilities, net	(620)	(2,007)	5,854
Non-trading portfolio assets and debt, net(2)	(52,753)	791	(4,789)

Net portfolio of interest-rate sensitive assets and liabilities	10,583	(387)	(731)
Guaranty assets and guaranty obligations, net(2)	(2,441)	(1,406)	(548)

Net market sensitive assets(3)	8,142	(1,793)	(1,279)
Other non-financial assets and liabilities, net(4)	27,657	719	270

Net assets	$35,799	$(1,074)	$(1,009)

Percentage of net asset fair value		(3.00)%	(2.82)%

	As of December 31, 2006(5)
		Effect on Estimated Fair Value
	Estimated	Change in Rates
	Fair Value	−50	+100
	(Dollars in millions)

Trading financial instruments(1)	$11,514	$210	$(499)
Derivative assets and liabilities, net	3,747	(1,866)	4,130
Non-trading portfolio assets and debt, net(2)	8,868	1,164	(5,694)

Net portfolio of interest-rate sensitive assets and liabilities	24,129	(492)	(2,063)
Guaranty assets and guaranty obligations, net(2)	7,593	(1,309)	1,664

Net market sensitive assets(3)	31,722	(1,801)	(399)
Other non-financial assets and liabilities, net(4)	11,977	636	146

Net assets(6)	$43,699	$(1,165)	$(253)

Percentage of net asset fair value		(2.67)%	(0.58)%

(1)	Consists of securities classified in the consolidated balance sheets as trading and carried at estimated fair value. On January 1, 2008, we adopted the fair value option under SFAS 159 for certain securities that were previously classified as available-for-sale within our mortgage-related and non-mortgage-related investment portfolio in the amount of $56.2 billion. We expect that the interest rate component of fair value for the securities adopted under SFAS 159 will offset a portion of the change in the fair value of our derivatives.

(2)	“Non-trading portfolio assets and debt, net” includes the line item “Advances to lenders” reported in our consolidated balance sheets. In addition, certain amounts have been reclassified from securities to “Guaranty assets and guaranty obligations, net” to reflect how the risk of these securities is managed by the business.

(3)	Includes net financial assets and financial liabilities reported in “Notes to Consolidated Financial Statements—Note 19, Fair Value of Financial Instruments” and additional market sensitive instruments that consist of master servicing assets, master servicing liabilities and credit enhancements.

(4)	The sensitivity changes related to other non-financial assets and liabilities represent the tax effect on net assets under these scenarios and do not include any interest rate sensitivity related to these items.

(5)	Certain prior period amounts have been reclassified to conform with the current year presentation, which resulted in changes in the reported sensitivities of selected categories of market-sensitive assets and liabilities but did not change the reported sensitivities of either our net market sensitive assets or net assets.

(6)	The previously reported fair value of our net assets was $42.9 billion as of December 31, 2006. This amount reflected our LIHTC partnership investments based on the carrying amount of these investments. We revised the previously reported fair value of our net assets as of December 31, 2006 to reflect the estimated fair value of these investments, which resulted in an increase in the fair value of our net assets by $798 million to $43.7 billion as of December 31, 2006. We did not recalculate the previously reported sensitivities as a result of this change.

The net portfolio of interest-rate sensitive assets and liabilities was (3.0)% for a -50 basis point shock and (2.8)% for a +100 basis point shock as of December 31, 2007, compared with (2.7)% for a -50 basis point shock and (0.6)% for a +100 basis point shock as of December 31, 2006. As discussed above, we structure our debt and derivatives to match and offset the interest rate risk of our mortgage investments as much as possible. We evaluate the sensitivity of the fair value of our net assets, excluding the sensitivity of our guaranty assets and guaranty obligations, because, as previously discussed, we expect that the guaranty fee income generated from future business activity will largely replace any guaranty fee income lost as a result of mortgage prepayments due to movements in interest rates. We believe the results of these sensitivity analyses are indicative of a relatively low level of interest rate risk.

Our interest rate risk measures are based on industry standard financial modeling techniques that depend on our internally developed proprietary mortgage prepayment models and interest rate models. Our prepayment models contain many assumptions, including those regarding borrower behavior in certain interest rate environments and borrower relocation rates. Other market inputs, such as interest rates, mortgage prices and interest rate volatility, are also critical components of our interest rate risk measures. We regularly evaluate, update and enhance these assumptions, models and analytical tools as appropriate to reflect our best assessment of the environment.

There are inherent limitations in any methodology used to estimate the exposure to changes in market interest rates. Our sensitivity analysis contemplate only certain movements in interest rates and are performed at a particular point in time based on the estimated fair value of our existing portfolio. These sensitivity analyses do not incorporate other factors that may have a significant effect, most notably the value from expected future business activities and strategic actions that management may take to manage interest rate risk. As such, these analyses are not intended to provide precise forecasts of the effect a change in market interest rates would have on the estimated fair value of our net assets.

Operational Risk Management

Operational risk can manifest itself in many ways, including accounting or operational errors, business disruptions, fraud, human errors, technological failures and other operational challenges resulting from failed or inadequate internal controls. These events may potentially result in financial losses and other damage to our business, including reputational harm. In 2006, we implemented a new operational risk management framework that includes policies and operational standards designed to identify, measure, monitor and manage operational risks across the company.

In addition to the corporate operational risk oversight function, we also maintain programs for the management of our exposure to other key operational risks, such as mortgage fraud, breaches in information security and external disruptions to business continuity. These risks are not unique to us and are inherent in the financial services industry.

Liquidity Risk Management

Liquidity risk is the risk to our earnings and capital that would arise from an inability to meet our cash obligations in a timely manner. For a description of how we manage liquidity risk, refer to “Liquidity and Capital Management—Liquidity—Liquidity Risk Management.”

IMPACT OF FUTURE ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

We identify and discuss the expected impact on our consolidated financial statements of recently issued accounting pronouncements in “Notes to Consolidated Financial Statements—Note 1, Summary of Significant Accounting Policies.”

GLOSSARY OF TERMS USED IN THIS REPORT

Terms used in this report have the following meanings, unless the context indicates otherwise.

“Agency issuers” refers to the government-sponsored enterprises Fannie Mae and Freddie Mac, as well as Ginnie Mae.

“Alt-A mortgage loan” generally refers to a mortgage loan that can be underwritten with reduced or alternative documentation than that required for a full documentation mortgage loan but may also include other alternative product features. As a result, Alt-A mortgage loans generally have a higher risk of default than non-Alt-A mortgage loans. In reporting our Alt-A exposure, we have classified mortgage loans as Alt-A if the lenders that deliver the mortgage loans to us have classified the loans as Alt-A based on documentation or other product features. We have classified private-label mortgage-related securities held in our investment portfolio as Alt-A if the securities were labeled as such when issued.

“ARM” or “adjustable-rate mortgage” refers to a mortgage loan with an interest rate that adjusts periodically over the life of the mortgage based on changes in a specified index.

“Business volume” or “new business acquisitions” refers to the sum in any given period of the unpaid principal balance of: (1) the mortgage loans and mortgage-related securities we purchase for our investment portfolio; and (2) the mortgage loans we securitize into Fannie Mae MBS that are acquired by third parties. It excludes mortgage loans we securitize from our portfolio and the purchase of Fannie Mae MBS for our investment portfolio.

“Charter Act” or “our charter” refers to the Federal National Mortgage Association Charter Act, 12 U.S.C. § 1716 et seq.

“Conforming mortgage” refers to a conventional single-family mortgage loan with an original principal balance that is equal to or less than the applicable conforming loan limit, which is the applicable maximum original principal balance for a mortgage loan that we are permitted by our charter to purchase or securitize. The conforming loan limit is established each year based on the national average price of a one-family residence. OFHEO has set the conforming loan limit for a one-family residence at $417,000 for 2007 and 2008. In February 2008, Congress passed legislation that temporarily increases the conforming loan limit in high-cost metropolitan areas for loans originated between July 1, 2007 and December 31, 2008. For a one-family residence, the loan limit increased to 125% of the area’s median house price, up to a maximum of $729,750. Higher original principal balance limits apply to mortgage loans secured by two- to four-family residences and also to loans in Alaska, Hawaii, Guam and the Virgin Islands.

“Conventional mortgage” refers to a mortgage loan that is not guaranteed or insured by the U.S. government or its agencies, such as the VA, FHA or RHS.

“Conventional single-family mortgage credit book of business” refers to the sum of the unpaid principal balance of: (1) conventional single-family mortgage loans held in our mortgage portfolio; (2) conventional single-family Fannie Mae MBS held in our mortgage portfolio; (3) conventional single-family non-Fannie Mae mortgage-related securities held in our investment portfolio; (4) conventional single-family Fannie Mae MBS held by third parties; and (5) other credit enhancements that we provide on conventional single-family mortgage assets.

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

“Fannie Mae mortgage-backed securities” or “Fannie Mae MBS” generally refer to those mortgage-related securities that we issue and with respect to which we guarantee to the related trusts that we will supplement amounts received by the MBS trust as required to permit timely payment of principal and interest on the related Fannie Mae MBS. We also issue some forms of mortgage-related securities for which we do not provide this guaranty. The term “Fannie Mae MBS” refers to all forms of mortgage-related securities that we issue, including single-class Fannie Mae MBS and structured Fannie Mae MBS.

“Fixed-rate mortgage” refers to a mortgage loan with an interest rate that does not change during the entire term of the loan.

“GAAP” refers to generally accepted accounting principles in the United States.

“GSEs” refers to government-sponsored enterprises such as Fannie Mae, Freddie Mac and the Federal Home Loan Banks.

“Guaranty book of business” refers to the sum of the unpaid principal balance of: (1) mortgage loans held in our mortgage portfolio; (2) Fannie Mae MBS held in our mortgage portfolio; (3) Fannie Mae MBS held by third parties; and (4) other credit enhancements that we provide on mortgage assets. It excludes non-Fannie Mae mortgage-related securities held in our investment portfolio for which we do not provide a guaranty.

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

“LIHTC partnerships” refer to low-income housing tax credit limited partnerships or limited liability companies. For a description of these partnerships, refer to “Business Segments—Housing and Community Development Business—Affordable Housing Investments” above.

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

“Mortgage assets,” when referring to our assets, refers to both mortgage loans and mortgage-related securities we hold in our investment portfolio.

“Mortgage credit book of business” refers to the sum of the unpaid principal balance of: (1) mortgage loans held in our mortgage portfolio; (2) Fannie Mae MBS held in our mortgage portfolio; (3) non-Fannie Mae mortgage-related securities held in our investment portfolio; (4) Fannie Mae MBS held by third parties; and (5) other credit enhancements that we provide on mortgage assets.

“Mortgage-related securities” or “mortgage-backed securities” refer generally to securities that represent beneficial interests in pools of mortgage loans or other mortgage-related securities. These securities may be issued by Fannie Mae or by others.

“Multi-class Fannie Mae MBS” refers to Fannie Mae MBS, including REMICs, where the cash flows on the underlying mortgage assets are divided creating several classes of securities, each of which represents a beneficial ownership interest in a separate portion of cash flows. By separating the cash flows, the resulting classes may consist of: (1) interest-only payments; (2) principal-only payments; (3) different portions of the principal and interest payments; or (4) combinations of each of these. Terms to maturity of some multi-class Fannie Mae MBS, particularly REMIC classes, may match or be shorter than the maturity of the underlying mortgage loans and/or mortgage-related securities. As a result, each of the classes in a multi-class Fannie Mae MBS may have a different coupon rate, average life, repayment sensitivity or final maturity.

“Multifamily guaranty book of business” refers to the sum of the unpaid principal balance of: (1) multifamily mortgage loans held in our mortgage portfolio; (2) multifamily Fannie Mae MBS held in our mortgage portfolio; (3) multifamily Fannie Mae MBS held by third parties; and (4) other credit enhancements that we provide on multifamily mortgage assets. Excludes non-Fannie Mae mortgage-related securities held in our investment portfolio for which we do not provide a guaranty.

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

“Multifamily mortgage credit book of business” refers to the sum of the unpaid principal balance of: (1) multifamily mortgage loans held in our mortgage portfolio; (2) multifamily Fannie Mae MBS held in our mortgage portfolio; (3) multifamily non-Fannie Mae mortgage-related securities held in our investment portfolio; (4) multifamily Fannie Mae MBS held by third parties; and (5) other credit enhancements that we provide on multifamily mortgage assets.

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

“OFHEO-directed minimum capital requirement” refers to a 30% capital surplus over our statutory minimum capital requirement.

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

“Pay-fixed swap” refers to an agreement under which we pay a predetermined fixed rate of interest based upon a set notional amount and receive a variable interest payment based upon a stated index, with the index resetting at regular intervals over a specified period of time. These contracts generally increase in value as interest rates rise.

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

“Receive-fixed swap” refers to an agreement under which we make a variable interest payment based upon a stated index, with the index resetting at regular intervals, and receive a predetermined fixed rate of interest based upon a set notional amount and over a specified period of time. These contracts generally increase in value as interest rates fall.

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

“Risk-based capital requirement” refers to the amount of capital necessary to absorb losses throughout a hypothetical ten-year period marked by severely adverse circumstances. Refer to “Part I—Item 1—Business—Our Charter and Regulation of Our Activities—OFHEO Regulation—Capital Adequacy Requirements—Statutory Risk-Based Capital Requirement” for a detailed definition of our statutory risk-based capital requirement.

“Single-class Fannie Mae MBS” refers to Fannie Mae MBS where the investors receives principal and interest payments in proportion to their percentage ownership of the MBS issue.

“Single-family business volume” refers to the sum in any given period of the unpaid principal balance of: (1) the single-family mortgage loans that we purchase for our investment portfolio; and (2) the single-family mortgage loans that we securitize into Fannie Mae MBS.

“Single-family guaranty book of business” refers to the sum of the unpaid principal balance of: (1) single-family mortgage loans held in our mortgage portfolio; (2) single-family Fannie Mae MBS held in our mortgage portfolio; (3) single-family Fannie Mae MBS held by third parties; and (4) other credit enhancements that we provide on single-family mortgage assets. Excludes non-Fannie Mae mortgage-related securities held in our investment portfolio for which we do not provide a guaranty.

“Single-family mortgage loan” refers to a mortgage loan secured by a property containing four or fewer residential dwelling units.

“Single-family mortgage credit book of business” refers to the sum of the unpaid principal balance of: (1) single-family mortgage loans held in our mortgage portfolio; (2) single-family Fannie Mae MBS held in our mortgage portfolio; (3) single-family non-Fannie Mae mortgage-related securities held in our investment portfolio; (4) single-family Fannie Mae MBS held by third parties; and (5) other credit enhancements that we provide on single-family mortgage assets.

“Structured Fannie Mae MBS” refers to multi-class Fannie Mae MBS and single-class Fannie Mae MBS that are resecuritizations of other single-class Fannie Mae MBS.

“Subprime mortgage loan” generally refers to a mortgage loan made to a borrower with a weaker credit profile than that of a prime borrower. As a result of the weaker credit profile, subprime borrowers have a higher likelihood of default than prime borrowers. Subprime mortgage loans are typically originated by lenders specializing in this type of business or by subprime divisions of large lenders, using processes unique to subprime loans. In reporting our subprime exposure, we have classified mortgage loans as subprime if the mortgage loans are originated by one of these specialty lenders or a subprime division of a large lender. We have classified private-label mortgage-related securities held in our investment portfolio as subprime if the securities were labeled as such when issued.

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

Quantitative and qualitative disclosure about market risk is set forth under the caption “Item 7—MD&A—Risk Management—Interest Rate Risk Management and Other Market Risks” of this report.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto are included elsewhere in this annual report on Form 10-K as described below in “Part IV—Item 15—Exhibits and Financial Statement Schedules.”

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, or the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures refer to controls and other procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures.

Our Chief Executive Officer and Chief Financial Officer have concluded, based on this evaluation, that as of December 31, 2007, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making its assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2007. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our internal control over financial reporting, expressing an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2007. This report is included on page 159 below.

REMEDIATION ACTIVITIES AND CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Overview

Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As described in our annual report on Form 10-K for the year ended December 31, 2006, management’s assessment of our internal control over financial reporting as of December 31, 2006 identified eight material weaknesses in our internal control over financial reporting as of that date. As described in our quarterly report on Form 10-Q for the quarter ended September 30, 2007, we had remediated five of these eight material weaknesses as of September 30, 2007. During the fourth quarter of 2007, we implemented and tested several changes in our internal control over financial reporting to remediate the three remaining material weaknesses in our internal control over financial reporting that existed as of September 30, 2007. Management believes that the measures that we implemented during the fourth quarter of 2007 to remediate these material weaknesses materially affected our internal control over financial reporting since September 30, 2007. Changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting are described below.

Description of Remediation Actions

The discussion below describes the actions that we took during the fourth quarter of 2007 to remediate the three material weaknesses in our internal control over financial reporting as of September 30, 2007. For a description of actions taken during the first three quarters of 2007 relating to these material weaknesses, refer to our quarterly report on Form 10-Q for the quarter ended September 30, 2007.

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

Description of Remediation Actions During the Fourth Quarter of 2007

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

Description of Remediation Actions During the Fourth Quarter of 2007

We completed remediation of this material weakness in the fourth quarter of 2007. In the fourth quarter of 2007, we completed the implementation of system and process changes relating to our financial statement preparation and reporting, including the integration of all financial data into a single general ledger for financial reporting purposes. We redesigned our controls to support a routine, repeatable monthly close process.

Financial Reporting Process—Disclosure Controls and Procedures

Description of Material Weakness as of December 31, 2006

We did not maintain effective disclosure controls and procedures. Specifically, we had not filed periodic reports on a timely basis as required by the rules of the SEC and the New York Stock Exchange.

Description of Remediation Actions During the Fourth Quarter of 2007

We completed remediation of this material weakness in the fourth quarter of 2007.

In the fourth quarter of 2007, we filed our quarterly report on Form 10-Q for the quarter ended September 30, 2007 with the SEC on a timely basis. In addition, as described above, we remediated our other remaining material weaknesses relating to our application of GAAP and our financial reporting process. These actions remediated this material weakness as of December 31, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Fannie Mae:

We have audited the internal control over financial reporting of Fannie Mae and consolidated entities (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated February 26, 2008 expressed an unqualified opinion on those financial statements.

/s/  Deloitte & Touche LLP

Washington, DC
February 26, 2008

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information relating to our executive officers is included in this report under the caption “Part I—Item 1—Executive Officers.”

Information relating to our directors, including our Audit Committee and Audit Committee financial experts, our executive officers, our corporate governance, our Section 16(a) compliance and our Code of Ethics is incorporated by reference to our definitive proxy statement for our 2008 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2007 (the “2008 Proxy Statement”) and to a current report on Form 8-K to be filed contemporaneously with our 2008 Proxy Statement.

Item 11.	Executive Compensation

Information relating to our executive officer and director compensation and our Compensation Committee will be in our 2008 Proxy Statement and in a current report on Form 8-K to be filed contemporaneously with our 2008 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to the security ownership of certain beneficial owners of our common stock and of our management and information relating to our equity compensation plans will be in our 2008 Proxy Statement and in a current report on Form 8-K to be filed contemporaneously with our 2008 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions, and director independence, will be in our 2008 Proxy Statement and in a current report on Form 8-K to be filed contemporaneously with our 2008 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding principal accountant fees and services will be in our 2008 Proxy Statement and in a current report on Form 8-K to be filed contemporaneously with our 2008 Proxy Statement and is incorporated herein by reference.

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

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen B. Ashley, Daniel H. Mudd and Stephen M. Swad, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with the Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Federal National Mortgage Association

/s/  Daniel H. Mudd

Daniel H. Mudd
President and Chief Executive Officer

Date: February 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen B. Ashley Stephen B. Ashley	Chairman of the Board of Directors	February 27, 2008

/s/ Daniel H. Mudd Daniel H. Mudd	President and Chief Executive Officer and Director	February 27, 2008

/s/ Stephen M. Swad Stephen M. Swad	Executive Vice President and Chief Financial Officer	February 27, 2008

/s/ David C. Hisey David C. Hisey	Senior Vice President and Controller	February 27, 2008

/s/ Dennis R. Beresford Dennis R. Beresford	Director	February 27, 2008

/s/ Louis J. Freeh Louis J. Freeh	Director	February 27, 2008

/s/ Brenda J. Gaines Brenda J. Gaines	Director	February 27, 2008

/s/ Karen N. Horn Karen N. Horn	Director	February 27, 2008

Signature	Title	Date

/s/ Bridget A. Macaskill Bridget A. Macaskill	Director	February 27, 2008

/s/ Leslie Rahl Leslie Rahl	Director	February 27, 2008

/s/ John C. Sites, Jr. John C. Sites, Jr.	Director	February 27, 2008

/s/ Greg C. Smith Greg C. Smith	Director	February 27, 2008

/s/ H. Patrick Swygert H. Patrick Swygert	Director	February 27, 2008

/s/ John K. Wulff John K. Wulff	Director	February 27, 2008

INDEX TO EXHIBITS

Item	Description

3.1	Fannie Mae Charter Act (12 U.S.C. § 1716 et seq.) (Incorporated by reference to Exhibit 3.1 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
3.2	Fannie Mae Bylaws, as amended through December 14, 2007 (Incorporated by reference to Exhibit 3.1 to Fannie Mae’s Current Report on Form 8-K, filed December 20, 2007.)
4.1	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series D (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.2	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series E (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.3	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series F (Incorporated by reference to Exhibit 4.3 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.4	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series G (Incorporated by reference to Exhibit 4.4 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.5	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series H (Incorporated by reference to Exhibit 4.5 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.6	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series I (Incorporated by reference to Exhibit 4.6 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.7	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series L (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.)
4.8	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series M (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)
4.9	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series N (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)
4.10	Certificate of Designation of Terms of Fannie Mae Non-Cumulative Convertible Preferred Stock, Series 2004-1 (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed January 4, 2005.)
4.11	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series O (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s Current Report on Form 8-K, filed January 4, 2005.)
4.12	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series P (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed September 28, 2007.)
4.13	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series Q (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed October 5, 2007.)
4.14	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series R (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed November 21, 2007.)
4.15	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series S (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed December 11, 2007.)
10.1	Letter Agreement between Fannie Mae and Daniel Mudd, dated March 10, 2005†(Incorporated by reference to Exhibit 10.2 to Fannie Mae’s Current Report on Form 8-K, filed March 11, 2005.)
10.2	Employment Agreement, dated November 15, 2005, between Fannie Mae and Daniel H. Mudd† (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Current Report on Form 8-K, filed November 15, 2005.)
10.3	Letter Agreement between Fannie Mae and Daniel Mudd, dated March 13, 2007† (Incorporated by reference to Exhibit 99.5 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2005, filed May 2, 2007.)
10.4	Letter Agreement between Fannie Mae and Robert J. Levin, dated June 19, 1990† (Incorporated by reference to Exhibit 10.5 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)

Item	Description

10.5	Description of compensation arrangements for Robert T. Blakely† (Incorporated by reference to information under the heading “Appointment of Robert T. Blakely as Chief Financial Officer” in Item 5.02 of Fannie Mae’s Current Report on Form 8-K, filed November 15, 2005.)
10.6	Description of compensation arrangements for Stephen M. Swad† (Incorporated by reference to “Employment Agreements and Other Arrangements with our Covered Executives—Compensation Arrangements for Stephen Swad, Executive Vice President and Chief Financial Officer Designate” in Item 11 of Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2005.)
10.7	Fannie Mae Elective Deferred Compensation Plan II†
10.8	Description of Fannie Mae’s compensatory arrangements with its non-employee directors for the year ended December 31, 2007† (Incorporated by reference to the following sections in Fannie Mae’s Proxy Statement on Schedule 14A filed on November 2, 2007. “Proposal 1: Election of Directors—Director Compensation” and “Proposal 3: Approval of Amendment to Fannie Mae Stock Compensation Plan of 2003—Description of Plan—Non Management Director Restricted Stock Awards,” “—Description of Plan—Deferred Compensation)
10.9	Form of Indemnification Agreement for Non-Management Directors and for Officers of Fannie Mae (Incorporated by reference to Exhibit 10.7 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
10.10	Federal National Mortgage Association Supplemental Pension Plan, as amended November 20, 2007†
10.11	Amendment to Fannie Mae Supplemental Pension Plan for Internal Revenue Code Section 409A, effective January 1, 2009†
10.12	Fannie Mae Supplemental Pension Plan of 2003, as amended November 20, 2007†
10.13	Amendment to Fannie Mae Supplemental Pension Plan of 2003 for Internal Revenue Code Section 409A, effective January 1, 2009†
10.14	Executive Pension Plan of the Federal National Mortgage Association as amended and restated† (Incorporated by reference to Exhibit 10.10 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
10.15	Amendment to the Executive Pension Plan of the Federal National Mortgage Association, as amended and restated, effective March 1, 2007† (Incorporated by reference to Exhibit 10.20 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2005, filed May 2, 2007.)
10.16	Amendment to Fannie Mae Executive Pension Plan, effective November 20, 2007†
10.17	Fannie Mae Annual Incentive Plan, as amended December 10, 2007†
10.18	Fannie Mae Stock Compensation Plan of 2003, as amended through December 14, 2007†
10.19	Fannie Mae Stock Compensation Plan of 1993† (Incorporated by reference to Exhibit 10.18 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2004, filed December 6, 2006.)
10.20	Fannie Mae Procedures for Deferral and Diversification of Awards, as amended effective January 1, 2008†
10.21	Fannie Mae’s Elective Deferred Compensation Plan, as amended effective November 15, 2004†
10.22	Fannie Mae Supplemental Retirement Savings Plan†
10.23	Director’s Charitable Award Program† (Incorporated by reference to Exhibit 10.17 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
10.24	Form of Nonqualified Stock Option Grant Award Document† (Incorporated by reference to Exhibit 10.3 to Fannie Mae’s Current Report on Form 8-K, filed December 9, 2004.)
10.25	Form of Restricted Stock Award Document† (Incorporated by reference to Exhibit 99.1 to Fannie Mae’s Current Report on Form 8-K, filed January 26, 2007.)
10.26	Form of Restricted Stock Units Award Document† (Incorporated by reference to Exhibit 99.2 to Fannie Mae’s Current Report on Form 8-K, filed January 26, 2007.)
10.27	Form of Restricted Stock Units Award Document adopted January 23, 2008†
10.28	Form of Non qualified Stock Option Grant Award Document for Non-Management Directors† (Incorporated by reference to Exhibit 10.7 to Fannie Mae’s Current Report on Form 8-K, filed December 9, 2004.)

Item	Description

10.29	Form of Restricted Stock Award Document under Fannie Mae Stock Compensation Plan of 2003 for Non-Management Directors† (Incorporated by reference to Exhibit 10.8 to Fannie Mae’s Current Report on Form 8-K, filed December 9, 2004.)
10.30	Letter Agreement between The Duberstein Group and Fannie Mae, dated as of March 28, 2001, with Modification #1, dated February 3, 2002; Modification #2, dated March 1, 2003; and Modification #3, dated April 27, 2005 (Incorporated by reference to Exhibit 10.25 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2004, filed December 6, 2006.)
10.31	Letter Agreement between The Duberstein Group and Fannie Mae, effective January 1, 2007, dated as of May 11, 2007 (Incorporated by reference to Exhibit 99.2 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2006, filed August 16, 2007.)
10.32	Letters, dated September 1, 2005, setting forth an agreement between Fannie Mae and OFHEO (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Current Report on Form 8-K, filed September 8, 2005.)
10.33	Stipulation and Consent to the Issuance of a Consent Order, dated May 23, 2006, between OFHEO and Fannie Mae, including Consent Order (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Current Report on Form 8-K, filed May 30, 2006.)
10.34	Consent of Defendant Fannie Mae with Securities and Exchange Commission (SEC), dated May 23, 2006 (Incorporated by reference to Exhibit 10.2 to Fannie Mae’s Current Report on Form 8-K, filed May 30, 2006.)
12.1	Statement re: computation of ratios of earnings to fixed charges
12.2	Statement re: computation of ratios of earnings to combined fixed charges and preferred stock dividends
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

†	This exhibit is a management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Fannie Mae:

We have audited the accompanying consolidated balance sheets of Fannie Mae and consolidated entities (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows, and changes in stockholders’ equity for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fannie Mae and consolidated entities as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Washington, DC
February 26, 2008

FANNIE MAE

Consolidated Balance Sheets
(Dollars in millions, except share amounts)

	As of December 31,
	2007	2006

ASSETS
Cash and cash equivalents (includes cash equivalents pledged as collateral that may be sold or repledged of $215 as of December 31, 2006)	$3,941	$3,239
Restricted cash	561	733
Federal funds sold and securities purchased under agreements to resell	49,041	12,681
Investments in securities:
Trading, at fair value (includes Fannie Mae MBS of $40,458 and $11,070 as of December 31, 2007 and 2006, respectively)	63,956	11,514
Available-for-sale, at fair value (includes Fannie Mae MBS of $138,943 and $185,608 as of December 31, 2007 and 2006, respectively)	293,557	378,598

Total investments in securities	357,513	390,112

Mortgage loans:
Loans held for sale, at lower of cost or market	7,008	4,868
Loans held for investment, at amortized cost	397,214	379,027
Allowance for loan losses	(698)	(340)

Total loans held for investment, net of allowance	396,516	378,687

Total mortgage loans	403,524	383,555
Advances to lenders	12,377	6,163
Accrued interest receivable	3,812	3,672
Acquired property, net	3,602	2,141
Derivative assets at fair value	2,797	4,931
Guaranty assets	9,666	7,692
Deferred tax assets	12,967	8,505
Partnership investments	11,000	10,571
Other assets	11,746	9,941

Total assets	$882,547	$843,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued interest payable	$7,512	$7,847
Federal funds purchased and securities sold under agreements to repurchase	869	700
Short-term debt	234,160	165,810
Long-term debt	562,139	601,236
Derivative liabilities at fair value	3,417	1,184
Reserve for guaranty losses (includes $211 and $46 as of December 31, 2007 and 2006, respectively, related to Fannie Mae MBS included in Investments in securities)	2,693	519
Guaranty obligations (includes $661 and $390 as of December 31, 2007 and 2006, respectively, related to Fannie Mae MBS included in Investments in securities)	15,393	11,145
Partnership liabilities	3,824	3,695
Other liabilities	8,422	10,158

Total liabilities	838,429	802,294

Minority interests in consolidated subsidiaries	107	136
Commitments and contingencies (see Note 20)	—	—
Stockholders’ Equity:
Preferred stock, 700,000,000 and 200,000,000 shares authorized as of December 31, 2007 and 2006, respectively; 466,375,000 and 132,175,000 shares issued and outstanding as of December 31, 2007 and 2006, respectively	16,913	9,108
Common stock, no par value, no maximum authorization—1,129,090,420 shares issued as of December 31, 2007 and 2006; 974,104,578 shares and 972,110,681 shares outstanding as of December 31, 2007 and 2006, respectively	593	593
Additional paid-in capital	1,831	1,942
Retained earnings	33,548	37,955
Accumulated other comprehensive loss	(1,362)	(445)
Treasury stock, at cost, 154,985,842 shares and 156,979,739 shares as of December 31, 2007 and 2006, respectively	(7,512)	(7,647)

Total stockholders’ equity	44,011	41,506

Total liabilities and stockholders’ equity	$882,547	$843,936

See Notes to Consolidated Financial Statements.

FANNIE MAE

Consolidated Statements of Operations
(Dollars and shares in millions, except per share amounts)

	For the Year Ended
	December 31,
	2007	2006	2005

Interest income:
Trading securities	$2,051	$688	$1,244
Available-for-sale securities	19,442	21,359	22,509
Mortgage loans	22,218	20,804	20,688
Other	1,055	776	403

Total interest income	44,766	43,627	44,844

Interest expense:
Short-term debt	8,999	7,736	6,562
Long-term debt	31,186	29,139	26,777

Total interest expense	40,185	36,875	33,339

Net interest income	4,581	6,752	11,505

Guaranty fee income (includes imputed interest of $1,278, $1,081 and $803 for 2007, 2006 and 2005, respectively)	5,071	4,250	4,006
Losses on certain guaranty contracts	(1,424)	(439)	(146)
Trust management income	588	111	—
Investment losses, net	(1,232)	(683)	(1,334)
Derivatives fair value losses, net	(4,113)	(1,522)	(4,196)
Debt extinguishment gains (losses), net	(47)	201	(68)
Losses from partnership investments	(1,005)	(865)	(849)
Fee and other income	751	672	1,445

Non-interest income (loss)	(1,411)	1,725	(1,142)

Administrative expenses:
Salaries and employee benefits	1,370	1,219	959
Professional services	851	1,393	792
Occupancy expenses	263	263	221
Other administrative expenses	185	201	143

Total administrative expenses	2,669	3,076	2,115
Minority interest in earnings (losses) of consolidated subsidiaries	(21)	10	(2)
Provision for credit losses	4,564	589	441
Foreclosed property expense (income)	448	194	(13)
Other expenses	636	395	251

Total expenses	8,296	4,264	2,792

Income (loss) before federal income taxes and extraordinary gains (losses)	(5,126)	4,213	7,571
Provision (benefit) for federal income taxes	(3,091)	166	1,277

Income (loss) before extraordinary gains (losses)	(2,035)	4,047	6,294
Extraordinary gains (losses), net of tax effect	(15)	12	53

Net income (loss)	$(2,050)	$4,059	$6,347

Preferred stock dividends and issuance costs at redemption	(513)	(511)	(486)

Net income (loss) available to common stockholders	$(2,563)	$3,548	$5,861

Basic earnings (loss) per share:
Earnings (losses) before extraordinary gains (losses)	$(2.62)	$3.64	$5.99
Extraordinary gains (losses), net of tax effect	(0.01)	0.01	0.05

Basic earnings (loss) per share	$(2.63)	$3.65	$6.04

Diluted earnings (loss) per share:
Earnings (losses) before extraordinary gains (losses)	$(2.62)	$3.64	$5.96
Extraordinary gains (losses), net of tax effect	(0.01)	0.01	0.05

Diluted earnings (loss) per share	$(2.63)	$3.65	$6.01

Cash dividends per common share	$1.90	$1.18	$1.04
Weighted-average common shares outstanding:
Basic	973	971	970
Diluted	973	972	998

See Notes to Consolidated Financial Statements.

FANNIE MAE

Consolidated Statements of Cash Flows
(Dollars in millions)

	For the Year Ended December 31,
	2007	2006	2005

Cash flows provided by operating activities:
Net income (loss)	$(2,050)	$4,059	$6,347
Reconciliation of net income (loss) to net cash provided by operating activities:
Amortization of investment cost basis adjustments	(391)	(324)	(56)
Amortization of debt cost basis adjustments	9,775	8,587	7,179
Provision for credit losses	4,564	589	441
Valuation losses	612	707	1,394
Debt extinguishment (gains) losses, net	47	(201)	68
Debt foreign currency transaction (gains) losses, net	190	230	(625)
Losses on certain guaranty contracts	1,424	439	146
Losses from partnership investments	1,005	865	849
Current and deferred federal income taxes	(3,465)	(609)	79
Extraordinary (gains) losses, net of tax effect	15	(12)	(53)
Derivatives fair value adjustments	4,289	561	826
Purchases of loans held for sale	(34,047)	(28,356)	(26,562)
Proceeds from repayments of loans held for sale	594	606	1,307
Proceeds from sales of loans held for sale	—	—	51
Net decrease in trading securities, excluding non-cash transfers	62,699	47,343	86,637
Net change in:
Guaranty assets	(5)	(278)	(1,143)
Guaranty obligations	(630)	(857)	(124)
Other, net	(1,677)	(1,680)	1,380

Net cash provided by operating activities	42,949	31,669	78,141
Cash flows (used in) provided by investing activities:
Purchases of available-for-sale securities	(126,200)	(218,620)	(117,826)
Proceeds from maturities of available-for-sale securities	123,462	163,863	169,734
Proceeds from sales of available-for-sale securities	76,055	84,348	117,713
Purchases of loans held for investment	(76,549)	(62,770)	(57,840)
Proceeds from repayments of loans held for investment	56,617	70,548	99,943
Advances to lenders	(79,186)	(47,957)	(69,505)
Net proceeds from disposition of acquired property	1,129	2,642	3,725
Contributions to partnership investments	(3,059)	(2,341)	(1,829)
Proceeds from partnership investments	1,043	295	329
Net change in federal funds sold and securities purchased under agreements to resell	(38,926)	(3,781)	(5,040)

Net cash (used in) provided by investing activities	(65,614)	(13,773)	139,404
Cash flows provided by (used in) financing activities:
Proceeds from issuance of short-term debt	1,743,852	2,196,078	2,578,152
Payments to redeem short-term debt	(1,687,570)	(2,221,719)	(2,750,912)
Proceeds from issuance of long-term debt	193,238	179,371	156,336
Payments to redeem long-term debt	(232,978)	(169,578)	(197,914)
Repurchase of common and preferred stock	(1,105)	(3)	—
Proceeds from issuance of common and preferred stock	8,846	22	29
Payment of cash dividends on common and preferred stock	(2,483)	(1,650)	(1,376)
Net change in federal funds purchased and securities sold under agreements to repurchase	1,561	(5)	(1,695)
Excess tax benefits from stock-based compensation	6	7	—

Net cash provided by (used in) financing activities	23,367	(17,477)	(217,380)
Net increase in cash and cash equivalents	702	419	165
Cash and cash equivalents at beginning of period	3,239	2,820	2,655

Cash and cash equivalents at end of period	$3,941	$3,239	$2,820

Cash paid during the period for:
Interest	$40,645	$34,488	$32,491
Income taxes	1,888	768	1,197
Non-cash activities:
Securitization-related transfers from mortgage loans held for sale to investments in securities	$27,707	$25,924	$23,769
Net transfers of loans held for sale to loans held for investment	4,271	1,961	3,208
Net deconsolidation transfers from mortgage loans held for sale to investments in securities	(260)	79	5,086
Transfers from advances to lenders to investments in securities	71,801	45,216	69,605
Net consolidation-related transfers from investments in securities to mortgage loans held for investment	(7,365)	12,747	(11,568)
Net mortgage loans acquired by assuming debt	2,756	9,810	18,790
Transfers from mortgage loans to acquired property, net	3,025	2,962	3,699

See Notes to Consolidated Financial Statements.

FANNIE MAE

Consolidated Statements of Changes in Stockholders’ Equity
(Dollars and shares in millions, except per share amounts)

							Accumulated
					Additional		Other		Total
	Shares Outstanding		Preferred	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Preferred	Common	Stock	Stock	Capital	Earnings	Income (Loss)(1)	Stock	Equity

Balance as of January 1, 2005	132	969	$9,108	$593	$1,982	$30,705	$4,387	$(7,873)	$38,902
Comprehensive income:
Net income	—	—	—	—	—	6,347	—	—	6,347
Other comprehensive income, net of tax effect:
Unrealized losses on available-for-sale securities (net of tax of $2,238)	—	—	—	—	—	—	(4,156)	—	(4,156)
Reclassification adjustment for gains included in net income (net of tax of $233)	—	—	—	—	—	—	(432)	—	(432)
Unrealized gains on guaranty assets and guaranty fee buy-ups (net of tax of $39)	—	—	—	—	—	—	72	—	72
Net cash flow hedging losses (net of tax of $2)	—	—	—	—	—	—	(4)	—	(4)
Minimum pension liability (net of tax of $1)	—	—	—	—	—	—	2	—	2

Total comprehensive income									1,829
Common stock dividends ($1.04 per share)	—	—	—	—	—	(1,011)	—	—	(1,011)
Preferred stock dividends	—	—	—	—	—	(486)	—	—	(486)
Treasury stock issued for stock options and benefit plans	—	2	—	—	(69)	—	—	137	68

Balance as of December 31, 2005	132	971	9,108	593	1,913	35,555	(131)	(7,736)	39,302
Comprehensive income:
Net income	—	—	—	—	—	4,059	—	—	4,059
Other comprehensive income, net of tax effect:
Unrealized losses on available-for-sale securities (net of tax of $73)	—	—	—	—	—	—	(135)	—	(135)
Reclassification adjustment for gains included in net income (net of tax of $77)	—	—	—	—	—	—	(143)	—	(143)
Unrealized gains on guaranty assets and guaranty fee buy-ups (net of tax of $23)	—	—	—	—	—	—	43	—	43
Net cash flow hedging losses (net of tax of $2)	—	—	—	—	—	—	(3)	—	(3)
Minimum pension liability (net of tax of $2)	—	—	—	—	—	—	4	—	4

Total comprehensive income									3,825
Adjustment to apply SFAS 158 (net of tax of $55)	—	—	—	—	—	—	(80)	—	(80)
Common stock dividends ($1.18 per share)	—	—	—	—	—	(1,148)	—	—	(1,148)
Preferred stock dividends	—	—	—	—	—	(511)	—	—	(511)
Treasury stock issued for stock options and benefit plans	—	1	—	—	29	—	—	89	118

Balance as of December 31, 2006	132	972	9,108	593	1,942	37,955	(445)	(7,647)	41,506
Cumulative effect from the adoption of FIN 48, net of tax	—	—	—	—	—	4	—	—	4

Balance as of January 1, 2007, adjusted	132	972	9,108	593	1,942	37,959	(445)	(7,647)	41,510
Comprehensive loss:
Net loss	—	—	—	—	—	(2,050)	—	—	(2,050)
Other comprehensive loss, net of tax effect:
Unrealized losses on available-for-sale securities (net of tax of $293)	—	—	—	—	—	—	(544)	—	(544)
Reclassification adjustment for gains included in net income (net of tax of $282)	—	—	—	—	—	—	(523)	—	(523)
Unrealized gains on guaranty assets and guaranty fee buy-ups (net of tax of $13)	—	—	—	—	—	—	25	—	25
Net cash flow hedging losses (net of tax of $2)	—	—	—	—	—	—	(3)	—	(3)
Prior service cost and actuarial gains, net of amortization for defined benefit plans (net of tax of $73)	—	—	—	—	—	—	128	—	128

Total comprehensive loss									(2,967)
Common stock dividends ($1.90 per share)	—	—	—	—	—	(1,858)	—	—	(1,858)
Preferred stock dividends	—	—	—	—	—	(503)	—	—	(503)
Preferred stock issued	356	—	8,905	—	(94)	—	—	—	8,811
Preferred stock redeemed	(22)	—	(1,100)	—	—	—	—	—	(1,100)
Treasury stock issued for stock options and benefit plans	—	2	—	—	(17)	—	—	135	118

Balance as of December 31, 2007	466	974	$16,913	$593	$1,831	$33,548	$(1,362)	$(7,512)	$44,011

(1)	Accumulated Other Comprehensive Income (Loss) is comprised of $1,644 million, $577 million and $300 million in net unrealized losses on available-for-sale securities, net of tax, and $282 million, $132 million and $169 million in net unrealized gains on all other components, net of tax, as of December 31, 2007, 2006 and 2005, respectively.

See Notes to Consolidated Financial Statements.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

We are a stockholder-owned corporation organized and existing under the Federal National Mortgage Association Charter Act, which we refer to as the “Charter Act” or our “charter” (the Federal National Mortgage Association Charter Act, 12 U.S.C. § 1716 et seq.). The U.S. government does not guarantee, directly or indirectly, our securities or other obligations. We are a government-sponsored enterprise, and we are subject to government oversight and regulation. Our regulators include the Office of Federal Housing Enterprise Oversight (“OFHEO”), the Department of Housing and Urban Development, the United States Securities and Exchange Commission (“SEC”) and the Department of Treasury.

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

Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the amounts of revenues and expenses during the reporting period. Management has made significant estimates in a variety of areas, including but not limited to, valuation of certain financial instruments and other assets and liabilities, the allowance for loan losses and the reserve for guaranty losses. Actual results could be different from these estimates.

Principles of Consolidation

The consolidated financial statements include our accounts as well as the accounts of other entities in which we have a controlling financial interest. All significant intercompany balances and transactions have been eliminated.

The typical condition for a controlling financial interest is ownership of a majority of the voting interests of an entity. A controlling financial interest may also exist in entities through arrangements that do not involve voting interests. Beginning in 2003, we began evaluating entities deemed to be variable interest entities (“VIEs”) under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46R (revised December 2003), Consolidation of Variable Interest Entities (an interpretation of ARB No. 51) (“FIN 46R”), to determine when we must consolidate the assets, liabilities and non-controlling interests of a VIE. A VIE is an entity (i) that has total equity at risk that is not sufficient to finance its activities without additional

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subordinated financial support from other entities, (ii) where the group of equity holders does not have the ability to make significant decisions about the entity’s activities, or the obligation to absorb the entity’s expected losses or the right to receive the entity’s expected residual returns, or both, or (iii) where the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected residual returns of the entity, or both, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights. The primary types of entities we evaluate under FIN 46R include those special purpose entities (“SPEs”) established to facilitate the securitization of mortgage assets in which we have the unilateral ability to liquidate the trust, those SPEs that do not meet the qualifying special purpose entity (“QSPE”) criteria, our low-income housing tax credit (“LIHTC”) partnerships, other partnerships that provide tax benefits and other entities that meet the VIE criteria.

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

We are required to evaluate whether to consolidate a VIE when we first become involved and upon subsequent reconsideration events (e.g., a purchase of additional beneficial interests). Generally, if we are the primary beneficiary of a VIE, then we initially record the assets and liabilities of the VIE in the consolidated financial statements at the current fair value. For entities that hold only financial assets, any difference between the current fair value and the previous carrying amount of our interests in the VIE is recorded as “Extraordinary gains (losses), net of tax effect” in the consolidated statements of operations, as required by FIN 46R. However, if we are the primary beneficiary upon creation of a VIE to which we transferred assets, the basis in our interests in the VIE (including the net recorded basis of the securities we own, the guaranty arrangement and the master servicing arrangement) becomes the basis in the consolidated assets and liabilities, and no gain or loss is recorded.

If a consolidated VIE subsequently should not be consolidated because we cease to be deemed the primary beneficiary or we qualify for one of the scope exceptions of FIN 46R (for example, the entity is a QSPE that we no longer have the unilateral ability to liquidate), we deconsolidate the VIE by carrying over our net basis in the consolidated assets and liabilities to our investment in the VIE.

Portfolio Securitizations

Portfolio securitizations involve the transfer of mortgage loans or mortgage-related securities from the consolidated balance sheets to a trust (an SPE) to create Fannie Mae MBS, real estate mortgage investment conduits (“REMICs”) or other types of beneficial interests. We account for portfolio securitizations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125) (“SFAS 140”), which requires that we evaluate a transfer of financial assets to determine if the transfer qualifies as a sale. Transfers of financial assets for which we surrender control and receive compensation other than beneficial interests in the transferred assets are recorded as sales. When a transfer that qualifies as a sale is completed, we derecognize all assets transferred. The previous carrying amount of the transferred assets is allocated between the assets sold and the retained interests, if any, in proportion to their relative fair values at the date of transfer. A gain or loss is recorded as a component of “Investment

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

losses, net” in the consolidated statements of operations, which represents the difference between the allocated carrying amount of the assets sold and the proceeds from the sale, net of any transaction costs and liabilities incurred, which may include a recourse obligation for our financial guaranty. Retained interests are primarily in the form of Fannie Mae MBS, REMIC certificates, guaranty assets and master servicing assets (“MSAs”). We separately described the subsequent accounting, as well as how we determine fair value, for these retained interests in the Investments in Securities, Guaranty Accounting, and Master Servicing sections of this note. If a portfolio securitization does not meet the criteria for sale treatment, the transferred assets remain on the consolidated balance sheets and we record a liability to the extent of any proceeds we received in connection with such transfer.

Cash and Cash Equivalents and Statements of Cash Flows

Short-term highly liquid instruments with a maturity at date of acquisition of three months or less that are readily convertible to known amounts of cash are considered cash and cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value. Additionally, we may pledge cash equivalent securities as collateral as discussed below. We record items that are specifically purchased for our liquid investment portfolio as “Investments in securities” in the consolidated balance sheets in accordance with SFAS No. 95, Statement of Cash Flows (“SFAS 95”).

We classify short-term U.S. Treasury Bills as “Cash and cash equivalents” in the consolidated balance sheets. The carrying value of these securities, which approximates fair value, was $215 million as of December 31, 2006.

The consolidated statements of cash flows are prepared in accordance with SFAS 95. In the presentation of the consolidated statements of cash flows, cash flows from derivatives that do not contain financing elements, mortgage loans held for sale, trading securities and guaranty fees, including buy-up and buy-down payments, are included as operating activities. Cash flows from federal funds sold and securities purchased under agreements to resell are presented as investing activities, while cash flows from federal funds purchased and securities sold under agreements to repurchase are presented as financing activities. Cash flows related to dollar roll repurchase transactions that do not meet the SFAS 140 requirements to be classified as secured borrowings are recorded as purchases and sales of securities in investing activities, whereas cash flows related to dollar roll repurchase transactions qualifying as secured borrowings pursuant to SFAS 140 are considered proceeds and repayments of short-term debt in financing activities.

Restricted Cash

When we collect and hold cash that is due to certain Fannie Mae MBS trusts in advance of our requirement to remit these amounts to the trust, we record the collected cash amount as “Restricted cash” in the consolidated balance sheets. Additionally, we record “Restricted cash” as a result of partnership restrictions related to certain consolidated partnership funds. As of December 31, 2007 and 2006, we had “Restricted cash” of $523 million and $612 million, respectively, related to such activities. We also have restricted cash related to certain collateral arrangements as described in the “Collateral” section of this note.

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

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments in Securities

Securities Classified as Available-for-Sale or Trading

We classify and account for our securities as either available-for-sale (“AFS”) or trading in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). Currently, we do not have any securities classified as held-to-maturity, although we may elect to do so in the future. AFS securities are measured at fair value in the consolidated balance sheets, with unrealized gains and losses included in “Accumulated other comprehensive income” (“AOCI”), net of applicable income taxes. Realized gains and losses on AFS securities are recognized when securities are sold; are calculated using the specific identification method; and are recorded in “Investment losses, net” in the consolidated statements of operations. Trading securities are measured at fair value in the consolidated balance sheets with unrealized and realized gains and losses included in “Investment losses, net” in the consolidated statements of operations. Interest and dividends on securities, including amortization of the premium and discount at acquisition, are included in the consolidated statements of operations. A description of our amortization policy is included in the “Amortization of Cost Basis and Guaranty Price Adjustments” section of this note. When we receive multiple deliveries of securities on the same day that are backed by the same pools of loans, we calculate the specific cost of each security as the average price of the trades that delivered those securities.

Fair value is determined using quoted market prices in active markets for identical assets or liabilities, when available. If quoted market prices in active markets for identical assets or liabilities are not available, we use quoted market prices for similar securities that we adjust for observable or corroborated (i.e., information purchased from third-party service providers) market information. In the absence of observable or corroborated market data, we use internally developed estimates, incorporating market-based assumptions when such information is available.

Interest Income and Impairment on Certain Beneficial Interests

We account for purchased and retained beneficial interests in securitizations in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to Be Held by a Transferor in Securitized Financial Assets (“EITF 99-20”) when such beneficial interests carry a significant premium or are not of high credit quality (i.e., they have a rating below AA) at inception. We recognize the excess of all cash flows attributable to our beneficial interests estimated at the acquisition date over the initial investment amount (i.e., the accretable yield) as interest income over the life of those beneficial interests using the prospective interest method. We continue to estimate the projected cash flows over the life of those beneficial interests for the purposes of both recognizing interest income and evaluating impairment. We recognize an other-than-temporary impairment in the period in which the fair value of those beneficial interests has declined below their respective previous carrying amounts and an adverse change in our estimated cash flows has occurred. To the extent that there is not an adverse change in expected cash flows related to our beneficial interests, but the fair value of such beneficial interests has declined below their respective previous carrying amounts, we qualitatively assess them for other-than-temporary impairment pursuant to SFAS 115.

Other-Than-Temporary Impairment

We evaluate our investments for other-than-temporary impairment quarterly in accordance with SFAS 115 and other related guidance, including SEC Staff Accounting Bulletin Topic 5M, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities. We consider an investment to be other-than-temporarily impaired if its estimated fair value is less than its amortized cost and we have determined that it is probable that we will be unable to collect all of the contractual principal and interest payments or we do not intend to hold such securities until they recover to their previous carrying amount. For equity investments that do not have contractual payments, we primarily consider whether their fair value has declined below their

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

carrying amount. For all other-than-temporary impairment assessments, we consider many factors, including the severity and duration of the impairment, recent events specific to the issuer and/or the industry to which the issuer belongs, external credit ratings and recent downgrades, as well as our ability and intent to hold such securities until recovery.

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

In 2004, we agreed with OFHEO to a revised method of assessing securities backed by manufactured housing loans and by aircraft leases for other-than-temporary impairment. Using this method, we recognize other-than-temporary impairment when: (i) our estimate of cash flows projects a loss of principal or interest; (ii) a security is rated BB or lower; (iii) a security is rated BBB or lower and trading below 90% of net carrying amount; or (iv) a security is rated A or better but trading below 80% of net carrying amount. This method has not resulted in any material incremental impairment to that determined pursuant to our overall SFAS 115 other-than-temporary impairment policy.

When we determine an investment is other-than-temporarily impaired, we write down the cost basis of the investment to its fair value and include the loss in “Investment losses, net” in the consolidated statements of operations. The fair value of the investment then becomes its new cost basis. We do not increase the investment’s cost basis for subsequent recoveries in fair value, which are recorded in AOCI.

In periods after we recognize an other-than-temporary impairment on debt securities, we use the prospective interest method to recognize interest income. Under the prospective interest method, we use the new cost basis and the expected cash flows from the security to calculate the effective yield.

Mortgage Loans

Upon acquisition, mortgage loans acquired that we intend to sell or securitize are classified as held for sale (“HFS”) while loans acquired that we have the ability and the intent to hold for the foreseeable future or until maturity are classified as held for investment (“HFI”) pursuant to SFAS No. 65, Accounting for Certain Mortgage Banking Activities (“SFAS 65”). We initially classify as HFS loans that have product types that we actively securitize from our portfolio, such as 30-year fixed rate mortgages, because we have the intent, at acquisition, to securitize the loans (either during the month in which the acquisition occurs or during the following month) and sell all or a portion of the resulting securities. At month-end, we reclassify loans acquired during the calendar month, from HFS to HFI, if we have not securitized or are not in the process of securitizing them because we have the intent to hold those loans for the foreseeable future or until maturity.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We initially classify as HFI loans that have product types that we do not currently securitize from our portfolio, such as reverse mortgages. We reclassify loans from HFI to HFS if our investment intent changes. Reclassification of loans from HFI to HFS are infrequent.

If the underlying assets of a consolidated VIE are mortgage loans, they are classified as HFS if we were initially the transferor of such loans and we can achieve deconsolidation via the sale of a portion of the entity’s beneficial interests; otherwise, such mortgage loans are classified as HFI.

Loans Held for Sale

Loans held for sale are reported at the lower of cost or market (“LOCOM”) and typically only include single-family loans, because we do not generally sell or securitize multifamily loans from our own portfolio. Any excess of an HFS loan’s cost over its fair value is recognized as a valuation allowance, with changes in the valuation allowance recognized as “Investment losses, net” in the consolidated statements of operations. Purchase premiums, discounts and/or other loan basis adjustments on HFS loans are deferred upon loan acquisition, included in the cost basis of the loan, and are not amortized. We determine any LOCOM adjustment on HFS loans on a pool basis by aggregating those loans based on similar risks and characteristics, such as product types and interest rates.

In the event that HFS loans are reclassified to HFI, the loans are recorded at LOCOM on the date of reclassification. Any LOCOM adjustment recognized upon reclassification is recognized as a basis adjustment to the HFI loan. If the change in fair value is due to a credit concern with respect to the loan, the initial fair value reduction is recorded as a decrease to our recorded investment in the loan and a charge to the allowance for loan losses.

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

Allowance for Loan Losses and Reserve for Guaranty Losses

The allowance for loan losses is a valuation allowance that reflects an estimate of incurred credit losses related to our recorded investment in HFI loans. The reserve for guaranty losses is a liability account in the consolidated balance sheets that reflects an estimate of incurred credit losses related to our guaranty to each Fannie Mae MBS trust that we will supplement amounts received by the Fannie Mae MBS trust as required to permit timely payment of principal and interest on the related Fannie Mae MBS. We recognize incurred losses by recording a charge to the provision for credit losses in the consolidated statements of operations.

Credit losses related to groups of similar single-family and multifamily loans held for investment that are not individually impaired, or those that are collateral for Fannie Mae MBS, are recognized when (i) available information as of each balance sheet date indicates that it is probable a loss has occurred and (ii) the amount of the loss can be reasonably estimated in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”). Single-family and multifamily loans that we evaluate for individual impairment are measured in accordance with the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan (an amendment of FASB Statement No. 5 and 15) (“SFAS 114”). We record charge-offs as a reduction to the allowance for loan losses and reserve for guaranty losses when losses are confirmed through the receipt of

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets such as cash in a pre-foreclosure sale or the underlying collateral in full satisfaction of the mortgage loan upon foreclosure.

Single-family Loans

We aggregate single-family loans (except for those that are deemed to be individually impaired pursuant to SFAS 114, which are described below), based on similar risk characteristics for purposes of estimating incurred credit losses. Those characteristics include but are not limited to: origination year; loan product type; and loan-to-value (“LTV”) ratio. Once loans are aggregated, there typically is not a single, distinct event that would result in an individual loan or pool of loans being impaired. Accordingly, to determine an estimate of incurred credit losses, we base our allowance and reserve methodology on the accumulation of a series of historical events and trends, such as loss severity, default rates and recoveries from mortgage insurance contracts that are contractually attached to a loan or other credit enhancements that were entered into contemporaneous with and in contemplation of a guaranty or loan purchase transaction. Our allowance calculation also incorporates a loss confirmation period (the anticipated time lag between a credit loss event and the confirmation of the credit loss resulting from that event) to ensure our allowance estimate captures credit losses that have been incurred as of the balance sheet date but have not been confirmed. In addition, management performs a review of the observable data used in its estimate to ensure it is representative of prevailing economic conditions and other events existing as of the balance sheet date. We consider certain factors when determining whether adjustments to the observable data used in our allowance methodology are necessary. These factors include, but are not limited to, levels of and trends in delinquencies; levels of and trends in charge-offs and recoveries; and terms of loans.

For both single-family and multifamily loans, the primary components of observable data used to support our allowance and reserve methodology include historical severity (the amount of charge-off loss recognized by us upon full satisfaction of a loan at foreclosure or upon receipt of cash in a pre-foreclosure sale) and historical loan default experience. The excess of our recorded investment in a loan, including recorded accrued interest, over the fair value of the assets received in full satisfaction of the loan is treated as a charge-off loss that is deducted from the allowance for loan losses or reserve for guaranty losses. Any excess of the fair value of the assets received in full satisfaction over our recorded investment in a loan at charge-off is applied first to recover any forgone, yet contractually past due, interest, then to “Foreclosed property expense (income)” in the consolidated statements of operations. We also apply estimated proceeds from primary mortgage insurance that is contractually attached to a loan and other credit enhancements entered into contemporaneous with and in contemplation of a guaranty or loan purchase transaction as a recovery of our recorded investment in a charged-off loan, up to the amount of loss recognized as a charge-off. Proceeds from credit enhancements in excess of our recorded investment in charged-off loans are recorded in “Foreclosed property expense (income)” in the consolidated statements of operations when received.

Multifamily Loans

Multifamily loans are identified for evaluation for impairment through a credit risk classification process and are individually assigned a risk rating. Based on this evaluation, we determine whether or not a loan is individually impaired. If we deem a multifamily loan to be individually impaired, we measure impairment on that loan based on the fair value of the underlying collateral less estimated costs to sell the property on a discounted basis, as such loans are considered to be collateral-dependent. If we determine that an individual loan that was specifically evaluated for impairment is not individually impaired, we include the loan as part of a pool of loans with similar characteristics that are evaluated collectively for incurred losses.

We stratify multifamily loans into different risk rating categories based on the credit risk inherent in each individual loan. Credit risk is categorized based on relevant observable data about a borrower’s ability to pay, including reviews of current borrower financial information, operating statements on the underlying collateral,

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Nonaccrual Loans

We discontinue accruing interest on single-family loans when it is probable that we will not collect principal or interest on a loan, which we have determined to be the earlier of either: (i) payment of principal and interest becomes three months or more past due according to the loan’s contractual terms or (ii) in management’s opinion, collectability of principal or interest is not reasonably assured, unless the loan is well secured and in the process of collection based upon an individual loan assessment. We place a multifamily loan on nonaccrual status using the same criteria; however, multifamily loans are assessed on an individual loan basis whereas single-family loans are assessed on an aggregate basis.

When a loan is placed on nonaccrual status, interest previously accrued but not collected becomes part of our recorded investment in the loan and is collectively reviewed for impairment. If cash is received while a loan is on nonaccrual status, it is applied first towards the recovery of accrued interest and related scheduled principal repayments. Once these amounts are recovered, interest income is recognized on a cash basis. If there is doubt regarding the ultimate collectability of the remaining recorded investment in a nonaccrual loan, any payment received is applied to reduce principal to the extent necessary to eliminate such doubt. We return a loan to accrual status when we determine that the collectability of principal and interest is reasonably assured, which is generally when a loan becomes less than three months past due, or when we subsequently modify the loan and determine through a financial analysis that the borrower is able to make the modified payments.

Restructured Loans

A modification to the contractual terms of a loan that results in a concession to a borrower experiencing financial difficulties is considered a troubled debt restructuring (“TDR”). A concession has been granted to a borrower when we determine that the effective yield based on the restructured loan term is less than the effective yield prior to the modification pursuant to EITF 02-4, Determining Whether a Debtor’s Modification or Exchange of Debt Instruments is within the Scope of FASB Statement No. 15. Impairment of a loan restructured in a TDR is based on the excess of the recorded investment in the loan over the present value of the expected future cash inflows discounted at the loan’s original effective interest rate.

A loan modification for reasons other than a borrower experiencing financial difficulties or that results in terms at least as favorable to us as the terms for comparable loans to other customers with similar collection risks who are not refinancing or restructuring a loan is not considered a TDR. We further evaluate such a loan modification to determine whether the modification is considered “more than minor” pursuant to SFAS No. 91, Accounting for Nonrefundable Fees and Cost Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (an amendment of FASB Statements No. 13, 60 and 65 and rescission of FASB Statement No. 17) (“SFAS 91”) and EITF 01-7, Creditor’s Accounting for a Modification or Exchange of Debt Instruments. If the modification is considered more than minor and the modified loan is not subject to the accounting requirements of the American Institute of Certified Public Accountants Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”), we treat the modification as an extinguishment of the previously recorded loan and recognition of a new loan, and any unamortized basis adjustments on the previously recorded loan are recognized in the consolidated statements

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of operations. Modifications to loans that are subject to the accounting requirements of SOP 03-3 are accounted for as a continuation of the previously recorded loan unless the modification is considered a TDR.

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

Individually impaired loans currently include those restructured in a TDR, loans subject to SOP 03-3, certain multifamily loans, and certain single-family and multifamily loans that were impacted by Hurricane Katrina in 2005. Our measurement of impairment on an individually impaired loan follows the method that is most consistent with our expectations of recovery of our recorded investment in the loan. When a loan has been restructured, we measure impairment using a cash flow analysis discounted at the loan’s original effective interest rate, as our expectation is that the loan will continue to perform under the restructured terms. When it is determined that the only source to recover our recorded investment in an individually impaired loan is through probable foreclosure of the underlying collateral, we measure impairment based on the fair value of the collateral, reduced by estimated disposal costs, on a discounted basis, and estimated proceeds from mortgage, flood, or hazard insurance or similar sources. Impairment recognized on individually impaired loans is part of our allowance for loan losses.

We use internal models to project cash flows used to assess impairment of loans on nonaccrual status, including loans subject to SOP 03-3. We generally update the market and loan characteristic inputs we use in these models monthly, using month-end data. Market inputs include information such as interest rates, volatility and spreads, while loan characteristic inputs include information such as mark-to-market loan-to-value ratio and delinquency status. The loan characteristic inputs are key factors that affect the predicted rate of default for loans evaluated for impairment through our internal cash flow models. We evaluate the reasonableness of our models by comparing the results with actual performance and our assessment of current market conditions. In addition, we review our models at least annually for reasonableness and predictiveness in accordance with our corporate model review policy. Accordingly, we believe the projected cash flows generated by our models that we use to assess impairment appropriately reflect the expected future performance of the loans.

Loans Purchased or Eligible to be Purchased from Trusts

For MBS trusts that include a Fannie Mae guaranty, we have the option to purchase loans from the MBS trust after four or more consecutive monthly payments due under the loan are delinquent in whole or in part. Our acquisition cost for these loans is the unpaid principal balance of the loan plus accrued interest. Fannie Mae, as guarantor, may also purchase mortgage loans when other predefined contingencies have been met, such as when there is a material breach of a representation and warranty.

When, for a loan that will be classified as HFI, there is evidence of credit deterioration subsequent to the loan’s origination and it is probable, at acquisition, that we will be unable to collect all contractually required payments receivable, ignoring insignificant delays in contractual payments, we record the loan at the lower of the acquisition cost or fair value. These loans are within the scope of SOP 03-3. Each acquired loan that does not meet these criteria is recorded at the loan’s acquisition cost.

For MBS trusts where we are considered the transferor, when the contingency on our options to purchase loans from the trust has been met and we regain effective control over the transferred loan, we recognize the loan on our consolidated balance sheets at fair value and record a corresponding liability to the MBS trust.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our estimate of the fair value of delinquent loans purchased from MBS trusts is based upon an assessment of what a market participant would pay for the loan at the date of acquisition. Prior to July 2007, we estimated the initial fair value of these loans using internal prepayment, interest rate and credit risk models that incorporated management’s best estimate of certain key assumptions, such as default rates, loss severity and prepayment speeds.

Beginning in July 2007, the mortgage markets experienced a number of significant events, including a dramatic widening of credit spreads for mortgage securities backed by higher risk loans, a large number of credit downgrades of higher risk mortgage-related securities, and a severe reduction in market liquidity for certain mortgage-related transactions. As a result of this extreme disruption in the mortgage markets, we concluded that our model-based estimates of fair value for delinquent loans were no longer aligned with the indicative market prices for these loans. Therefore, we began utilizing indicative market prices from large, experienced dealers and used an average of these market prices to estimate the initial fair value of delinquent loans purchased from MBS trusts.

We consider loans within the scope of SOP 03-3 as individually impaired at acquisition. However, in accordance with SOP 03-3, no valuation allowance is established or carried over at acquisition. We record the excess of the loan’s acquisition cost over its fair value as a charge-off against our “Reserve for guaranty losses” at acquisition. Any subsequent decreases in estimated future cash flows to be collected are recognized as impairment losses through the allowance for loan losses.

We place loans that we acquire from MBS trusts that are within the scope of SOP 03-3 on nonaccrual status at acquisition. If such a loan subsequently becomes less than three months past due, or we subsequently modify the loan and determine through a financial analysis that the borrower is able to make the modified payments, we return the loan to accrual status. We determine the initial accrual status of acquired loans that are not within the scope of SOP 03-3 in accordance with our nonaccrual policy. Accordingly, loans purchased under other contingent call options are placed on accrual status at acquisition if they are current or if there has been only an insignificant delay in payment, and there are no other facts and circumstances that would lead us to conclude that the collection of principal and interest is not probable.

When the loan is returned to accrual status, the portion of the expected cash flows, excluding prepayment estimates, that exceeds the recorded investment in the loan is accreted into interest income over the contractual life of the loan. We prospectively recognize increases in future cash flows expected to be collected as interest income over the remaining contractual life of the loan through a yield adjustment.

Advances to Lenders

Advances to lenders represent payments of cash in exchange for the receipt of mortgage loans from lenders in a transfer that is accounted for as a secured lending arrangement under SFAS 140. These transfers primarily occur when we provide early funding to lenders for loans that they will subsequently either sell to us or securitize into a Fannie Mae MBS that they will deliver to us. We individually negotiate early lender funding advances with our lender customers. Early lender funding advances have terms up to 60 days and earn a short-term market rate of interest. In other cases, the transfers are of loans that the lender has the unilateral ability to repurchase from us.

We report cash outflows from advances to lenders as an investing activity in the consolidated statement of cash flows. Settlements of the advances to lenders, other than through lender repurchases of loans, are not collected in cash, but rather in the receipt of either loans or Fannie Mae MBS. Accordingly, this activity is reflected as a non-cash transfer in the consolidated statement of cash flows. Currently, advances settled through receipt of securities are included in the line item of our consolidated statements of cash flows entitled “Transfers from advances to lenders and investments in securities.”

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advances settled through receipt of loans are not material, and therefore are not separately disclosed in the consolidated statements of cash flows.

Acquired Property, Net

“Acquired property, net” includes foreclosed property received in full satisfaction of a loan. We recognize foreclosed property upon the earlier of the loan foreclosure event or when we take physical possession of the property (i.e., through a deed in lieu of foreclosure transaction). Foreclosed property is initially measured at its fair value less its estimated costs to sell. We treat any excess of our recorded investment in the loan over the fair value less estimated costs to sell the property as a charge-off to the “Allowance for loan losses.” Any excess of the fair value less estimated costs to sell the property over our recorded investment in the loan is recognized first to recover any forgone, contractually due interest, then to “Foreclosed property expense (income)” in the consolidated statements of operations.

Properties that we do not intend to sell or that are not ready for immediate sale in their current condition, including certain single-family properties we made available for families impacted by Hurricane Katrina, are classified separately as held for use, are depreciated and are recorded in “Other assets” in the consolidated balance sheets. We report foreclosed properties that we intend to sell, are actively marketing and that are available for immediate sale in their current condition as held for sale. These properties are reported at the lower of their carrying amount or fair value less estimated selling costs, on a discounted basis if the sale is expected to occur beyond one year from the date of foreclosure, and are not depreciated. The fair value of our foreclosed properties is determined by third party appraisals, when available. When third party appraisals are not available, we estimate fair value based on factors such as prices for similar properties in similar geographical areas and/or assessment through observation of such properties. We recognize a loss for any subsequent write-down of the property to its fair value less its estimated costs to sell through a valuation allowance with an offsetting charge to “Foreclosed property expense (income)” in the consolidated statements of operations. A recovery is recognized for any subsequent increase in fair value less estimated costs to sell up to the cumulative loss previously recognized through the valuation allowance. Gains or losses on sales of foreclosed property are recognized through “Foreclosed property expense (income)” in the consolidated statements of operations.

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

Guaranties Issued in Connection with Lender Swap Transactions

The majority of our guaranty obligations arise from lender swap transactions. In a lender swap transaction, we receive a guaranty fee for our unconditional guaranty to the Fannie Mae MBS trust. We negotiate a contractual guaranty fee with the lender and collect the fee on a monthly basis based on the contractual rate multiplied by the unpaid principal balance of loans underlying a Fannie Mae MBS issuance. The guaranty fee we receive varies depending on factors such as the risk profile of the securitized loans and the level of credit risk we assume. In lieu of charging a higher guaranty fee for loans with greater credit risk, we may require that the

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

lender pay an upfront fee to compensate us for assuming additional credit risk. We refer to this payment as a risk-based pricing adjustment. Risk-based pricing adjustments do not affect the pass-through coupon remitted to Fannie Mae MBS certificateholders. In addition, we may charge a lower guaranty fee if the lender assumes a portion of the credit risk through recourse or other risk-sharing arrangements. We refer to these arrangements as credit enhancements. We also adjust the monthly guaranty fee so that the pass-through coupon rates on Fannie Mae MBS are in more easily tradable increments of a whole or half percent by making an upfront payment to the lender (“buy-up”) or receiving an upfront payment from the lender (“buy-down”).

FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34) (“FIN 45”), requires a guarantor, at inception of a guaranty to an unconsolidated entity, to recognize a non-contingent liability for the fair value of its obligation to stand ready to perform over the term of the guaranty in the event that specified triggering events or conditions occur. We record this amount on the consolidated balance sheets as a component of “Guaranty obligations.” We also record a guaranty asset that represents the present value of cash flows expected to be received as compensation over the life of the guaranty. If the fair value of the guaranty obligation is less than the present value of the consideration we expect to receive, including the fair value of the guaranty asset and any upfront assets exchanged, we defer the excess as deferred profit, which is recorded as an additional component of “Guaranty obligations.” If the fair value of the guaranty obligation exceeds the compensation received, we recognize a loss in “Losses on certain guaranty contracts” in the consolidated statements of operations at inception of the guaranty fee contract. We recognize a liability for estimable and probable losses for the credit risk we assume on loans underlying Fannie Mae MBS based on management’s estimate of probable losses incurred on those loans as of each balance sheet date. We record this contingent liability in the consolidated balance sheets as “Reserve for guaranty losses.”

We subsequently account for the guaranty asset at amortized cost. As we collect monthly guaranty fees, we reduce guaranty assets to reflect cash payments received and recognize imputed interest income on guaranty assets as a component of “Guaranty fee income” under the prospective interest method pursuant to EITF 99-20. We reduce the corresponding guaranty obligation, including the deferred profit, in proportion to the reduction in guaranty assets and recognize this reduction in the consolidated statements of operations as an additional component of “Guaranty fee income.” We assess guaranty assets for other-than-temporary impairment based on changes in our estimate of the cash flows to be received. When we determine a guaranty asset is other-than-temporarily impaired, we write down the cost basis of the guaranty asset to its fair value and include the amount written-down in “Guaranty fee income” in the consolidated statements of operations. Any other-than-temporary impairment recorded on guaranty assets results in a proportionate reduction in the corresponding guaranty obligations, including the deferred profit.

We record buy-ups in the consolidated balance sheets at fair value in “Other assets.” Buy-ups issued prior to our January 1, 2007 adoption of SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), are accounted for in the same manner as AFS securities with changes in fair value recorded in AOCI, net of tax. We assess these buy-ups for other-than-temporary impairment based on the provisions of SFAS 115 and EITF 99-20. Buy-ups issued on or after January 1, 2007 are accounted for in the same manner as trading securities, with unrealized gains and losses included in “Guaranty fee income” in the consolidated statements of operations. When we determine a buy-up is other-than-temporarily impaired, we write down the cost basis of the buy-up to its fair value and include the amount of the write-down in “Guaranty fee income” in the consolidated statements of operations. Upfront cash receipts for buy-downs and risk-based price adjustments on and after January 1, 2003 are a component of the compensation received for issuing the guaranty and are recorded upon issuing a guaranty as an additional component of “Guaranty obligations,” for contracts with deferred profit, or a reduction of the loss recorded as a component of “Losses on certain guaranty contracts,” for contracts where the compensation received is less than the guaranty obligation.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The initial recognition and measurement provisions of FIN 45 apply to our guaranties issued or modified on or after January 1, 2003. For lender swap transactions entered into prior to the effective date of FIN 45, we recognized guaranty fees in the consolidated statements of operations as “Guaranty fee income” on an accrual basis over the term of the unconsolidated Fannie Mae MBS. We recognized a contingent liability under SFAS 5 based on management’s estimate of probable losses incurred on those loans as of each balance sheet date. Prior to the effective date of FIN 45, upfront cash payments received in the form of risk-based pricing adjustments or buy-downs were deferred as a component of “Other liabilities” in the consolidated balance sheets and amortized into “Guaranty fee income” in the consolidated statements of operations over the life of the guaranty using the interest method prescribed in SFAS 91. The accounting for buy-ups was not changed when FIN 45 became effective.

Guaranties Issued in Connection with Portfolio Securitizations

In addition to retained interests in the form of Fannie Mae MBS, REMICs, and MSAs, we retain an interest in securitized loans in a portfolio securitization, which represents our right to future cash flows associated primarily with providing our guaranty. The retained guaranty interest in a portfolio securitization is recorded in the consolidated balance sheets as a component of “Guaranty assets.” Retained guaranty interests in a portfolio securitization entered into prior to our January 1, 2007 adoption of SFAS 155 are accounted for in the same manner as AFS securities. Retained guaranty interests in a portfolio securitization entered into on or after January 1, 2007 are accounted for in the same manner as trading securities. The fair value of the guaranty asset is determined in the same manner as the fair value of the guaranty asset in a lender swap transaction. We assume a recourse obligation in connection with our guaranty of the timely payment of principal and interest to the MBS trust that we measure and record in the consolidated balance sheets under “Guaranty obligations” based on the fair value of the recourse obligation at inception. Any difference between the guaranty asset and the guaranty obligation in a portfolio securitization is recognized as a component of the gain or loss on the sale of mortgage-related assets and is recorded as “Investment losses, net” in the consolidated statements of operations.

We evaluate the component of the “Guaranty assets” that represents the retained interest in securitized loans for other-than-temporary impairment under EITF 99-20. We amortize and account for the guaranty obligations subsequent to the initial recognition in the same manner that we account for the guaranty obligations that arise under lender swap transactions and record a “Reserve for guaranty losses” for estimable and probable losses incurred on the underlying loans as of each balance sheet date. When we recognize a guaranty obligation and do not receive an associated guaranty fee, we amortize the guaranty obligation using a systematic and rational method, dependent on the risk profile of our guaranty.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fannie Mae MBS included in “Investments in securities”

When we own Fannie Mae MBS, we do not derecognize any components of the guaranty assets, guaranty obligations, reserve for guaranty losses, or any other outstanding recorded amounts associated with the guaranty transaction because our contractual obligation to the unconsolidated MBS trust remains in force until the trust is liquidated, unless the trust is consolidated. We value Fannie Mae MBS based on their legal terms, which includes the Fannie Mae guaranty to the MBS trust, and continue to reflect the unamortized obligation to stand ready to perform over the term of our guaranty and any incurred credit losses in our “Guaranty obligations” and “Reserve for guaranty losses,” respectively. We disclose the aggregate amount of Fannie Mae MBS held as “Investments in securities” in the consolidated balance sheets as well as the amount of our “Reserve for guaranty losses” and “Guaranty obligations” that relates to Fannie Mae MBS held as “Investments in securities.”

Upon subsequent sale of a Fannie Mae MBS, we continue to account for any outstanding recorded amounts associated with the guaranty transaction on the same basis of accounting as prior to the sale of Fannie Mae MBS, as no new assets were retained and no new liabilities have been assumed upon the subsequent sale.

Credit Enhancements

Credit enhancements that are separately recognized as “Other assets” in our consolidated balance sheets are amortized in our consolidated statements of operations as “Other expense.” We amortize these assets over the related contract terms at the greater of amounts calculated by amortizing recognized credit enhancements (i) commensurate with the observed decline in the unpaid principal balance of covered mortgage loans or (ii) on a straight-line basis over a credit enhancement’s contract term. Recurring insurance premiums are recorded at the amount paid and amortized over their contractual life and, if provided quarterly, then the amortization period is three months.

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

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For risk-based pricing adjustments and buy-downs that arose on Fannie Mae MBS issued on or after January 1, 2003, we record the cash received and increase “Guaranty obligations” by a similar amount for contracts with deferred profit. Such amounts are amortized as part of the “Guaranty obligations” in proportion to the reduction in the guaranty asset. For contracts where the compensation received is less than the guaranty obligation, we record the cash received and increase “Losses on certain guaranty contracts” in the consolidated statements of operations by a similar amount.

Master Servicing

Upon a transfer of loans to us, either in connection with a portfolio purchase or a lender swap transaction, we enter into an agreement with the lender, or its designee, to have that entity continue to perform the day-to-day servicing of the mortgage loans, herein referred to as primary servicing. We assume an obligation to perform certain limited master servicing activities when these loans are securitized. These activities include assuming the ultimate obligation for the day-to-day servicing in the event of default by the primary servicer until a new primary servicer can be put in place and certain ongoing administrative functions associated with the securitization. As compensation for performing these master servicing activities, we receive the right to the interest earned on cash flows from the date of remittance by the servicer to us until the date of distribution of such cash flows to MBS certificateholders, which is recorded in our consolidated statements of operations as “Trust management income.”

We record an MSA as a component of “Other assets” in the consolidated balance sheets when the present value of the estimated compensation for master servicing activities exceeds adequate compensation for such servicing activities. Conversely, we record a master servicing liability (“MSL”) as a component of “Other liabilities” in the consolidated balance sheets when the present value of the estimated compensation for master servicing activities is less than adequate compensation. Adequate compensation is the amount of compensation that would be required by a substitute master servicer should one be required and is determined based on market information for such services.

An MSA is initially recognized at fair value and subsequently carried at LOCOM and amortized in proportion to net servicing income for each period. We record impairment of the MSA through a valuation allowance. When we determine an MSA is other-than-temporarily impaired, we write down the cost basis of the MSA to its fair value. We individually assess our MSA for impairment by reviewing changes in historical interest rates and the impact of those changes on the historical fair values of the MSA. We then determine our expectation of the likelihood of a range of interest rate changes over an appropriate recovery period using historical interest rate movements. We record an other-than-temporary impairment when we do not expect to recover the

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

valuation allowance based on our expectation of the interest rate changes and their impact on the fair value of the MSA during the recovery period. Amortization and impairment of the MSA are recorded as components of “Fee and other income” in the consolidated statements of operations.

An MSL is initially recognized at fair value and subsequently amortized in proportion to net servicing loss for each period. The carrying amount of the MSL is increased to fair value when the fair value exceeds the carrying amount. Amortization and valuation adjustments of the MSL are recorded as components of “Fee and other income” in the consolidated statements of operations.

When we receive an MSA in connection with a lender swap transaction, we record a corresponding amount of deferred profit as a component of “Other liabilities” in the consolidated balance sheets. This deferred profit is amortized in proportion to the amortization of the MSA. We also record a reduction or recovery of the recorded deferred profit amount based on any changes to the valuation allowance associated with the MSA. Changes in the deferred profit amount, including amortization and reductions or recoveries to the valuation allowance, are recorded as a component of “Fee and other income” in the consolidated statements of operations. When we incur an MSL in connection with a lender swap transaction, we record a corresponding loss as “Fee and other income” in the consolidated statements of operations.

MSAs and MSLs recorded in connection with portfolio securitizations are considered proceeds received and liabilities incurred in a securitization, respectively. Accordingly, these amounts are a component of the calculation of gain or loss on the sale of assets.

The fair values of the MSA and MSL are based on the present value of expected cash flows using management’s best estimates of certain key assumptions, which include prepayment speeds, forward yield curves, adequate compensation, and discount rates commensurate with the risks involved. The risks inherent in MSAs and MSLs are interest rate and prepayment risks. Changes in anticipated prepayment speeds, in particular, result in fluctuations in the estimated fair values of the MSA and MSL. If actual prepayment experience differs from the anticipated rates used in our model, this difference may result in a material change in the MSA and MSL fair values.

We adopted SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 156”) effective January 1, 2007. SFAS 156 modifies SFAS 140 by requiring that mortgage servicing rights (MSAs and MSLs) be initially recognized at fair value and provides two measurement options for each class of MSAs and MSLs subsequent to initial recognition: (i) carry at fair value with changes in fair value recognized in earnings or (ii) continue to recognize periodic amortization expense and assess MSAs and MSLs for impairment or increased obligation as was originally required by SFAS 140. We identify classes of MSAs and MSLs based on the availability of market inputs used in determining their fair value. The availability of such market inputs is consistent across our MSAs and MSLs; therefore we account for them as one class. SFAS 156 also changes the calculation of the gain from the sale of financial assets by requiring that the fair value of servicing rights be considered part of the proceeds received in exchange for the sale of the assets. The adoption of SFAS 156 did not materially impact the consolidated financial statements because we did not elect to measure MSAs and MSLs at fair value subsequent to their initial recognition.

Other Investments

Unconsolidated investments in limited partnerships are primarily accounted for under the equity method of accounting. These investments include our LIHTC and other partnership investments. Under the equity method, our investment is increased or decreased for our share of the limited partnership’s net income or loss reflected in “Losses from partnership investments” in the consolidated statements of operations, as well as increased for contributions made to the partnerships and reduced by distributions received from the partnerships.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We periodically review our investments to determine if a loss in value that is other than temporary has occurred. In these reviews, we consider all available information, including the recoverability of our investment, the earnings and near-term prospects of the entity, factors related to the industry, financial and operating conditions of the entity and our ability, if any, to influence the management of the entity.

Internally Developed Software

We incur costs to develop software for internal use. Certain direct development costs and software enhancements associated with internal-use software are capitalized, including external direct costs of materials and services, and internal labor costs directly devoted to these software projects under SOP 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. Such capitalized costs were $133 million, $130 million and $32 million for the years ended December 31, 2007, 2006 and 2005, respectively. We recognize an impairment charge on these capitalized costs when, during the development stage of the project, we determine that the project is no longer probable of completion. Capitalized costs are included as “Other assets” in the consolidated balance sheets. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred.

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

For those commitments that we account for as derivatives, we report them in the consolidated balance sheets at fair value in “Derivative assets at fair value” or “Derivative liabilities at fair value” and include changes in their fair value in “Derivatives fair value gains (losses), net” in the consolidated statements of operations. When derivative purchase commitments settle, we include their fair value on the settlement date in the cost basis of the security or loan that we purchase.

Regular-way securities trades provide for delivery of securities within the time generally established by regulations or conventions in the market in which the trade occurs and are exempt from SFAS 133. Commitments to purchase or sell securities that are accounted for on a trade-date basis are also exempt from the requirements of SFAS 133. We record the purchase and sale of an existing security on its trade date when the commitment to purchase or sell the existing security settles within the period of time that is customary in the market in which those trades take place.

Additionally, contracts for the forward purchase or sale of when-issued and to-be-announced (“TBA”) securities are exempt from SFAS 133 if there is no other way to purchase or sell that security, delivery of that security and settlement will occur within the shortest period possible for that type of security, and it is probable at inception and throughout the term of the individual contract that physical delivery of the security will occur. Since our commitments for the purchase of when-issued and TBA securities can be net settled and we do not document that physical settlement is probable, we account for all such commitments as derivatives.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Derivative Instruments

We account for our derivatives pursuant to SFAS 133, as amended and interpreted, and recognize all derivatives as either assets or liabilities in the consolidated balance sheets at their fair value on a trade date basis. Derivatives in a gain position are reported in “Derivative assets at fair value” and derivatives in a loss position are recorded in “Derivative liabilities at fair value” in the consolidated balance sheets. We do not apply hedge accounting pursuant to SFAS 133; therefore, all fair value gains and losses on derivatives, as well as interest accruals, are recorded in “Derivatives fair value gains (losses), net” in the consolidated statements of operations.

We offset the carrying amounts of derivatives (other than commitments) that are in gain positions and loss positions with the same counterparty in accordance with FIN No. 39, Offsetting of Amounts Related to Certain Contracts (an interpretation of APB Opinion No. 10 and FASB Statement No. 105) (“FIN 39”). We offset these amounts because the derivative contracts have determinable amounts, we have the legal right to offset amounts with each counterparty, that right is enforceable by law, and we intend to offset the amounts to settle the contracts.

Fair value is determined using quoted market prices in active markets, when available. If quoted market prices are not available for particular derivatives, we use quoted market prices for similar derivatives that we adjust for directly observable or corroborated (i.e., information purchased from third-party service providers) market information. In the absence of observable or corroborated market data, we use internally-developed estimates, incorporating market-based assumptions wherever such information is available. For derivatives (other than commitments), we use a mid-market price when there is spread between a bid and ask price.

We evaluate financial instruments that we purchase or issue and other financial and non-financial contracts for embedded derivatives. To identify embedded derivatives that we must account for separately, we determine if: (i) the economic characteristics of the embedded derivative are not clearly and closely related to the economic characteristics of the financial instrument or other contract; (ii) the financial instrument or other contract (i.e., the hybrid contract) itself is not already measured at fair value with changes in fair value included in earnings; and (iii) whether a separate instrument with the same terms as the embedded derivative would meet the definition of a derivative. If the embedded derivative meets all three of these conditions, we separate it from the financial instrument or other contracts and carry it at fair value with changes in fair value included in the consolidated statements of operations, unless we elect to carry the hybrid financial instrument in its entirety at fair value pursuant to SFAS 155.

We adopted SFAS 155 effective January 1, 2007 and elected fair value measurement for certain hybrid financial instruments containing embedded derivatives that otherwise require bifurcation. We also elected to classify some investment securities that may contain embedded derivatives as trading securities under SFAS 115, which includes buy-ups and guaranty assets arising from portfolio securitization transactions. SFAS 155 is a prospective standard and had no impact on the consolidated financial statements on the date of adoption.

Collateral

We enter into various transactions where we pledge and accept collateral, the most common of which are our derivative transactions. Required collateral levels vary depending on the credit rating and type of counterparty.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Cash Collateral

To the extent that we pledge cash collateral and give up control to a counterparty, we remove it from “Cash and cash equivalents” and reclassify it as a receivable, which is reported as part of “Other assets” or as part of “Federal funds sold and securities purchased under agreements to resell” in the consolidated balance sheets. We pledged $6.5 billion and $5.3 billion in cash collateral as of December 31, 2007 and 2006, respectively. Cash collateral accepted from a counterparty that we have the right to use is recorded as “Cash and cash equivalents” in the consolidated balance sheets. Cash collateral accepted from a counterparty that we do not have the right to use is recorded as “Restricted cash” in the consolidated balance sheets. We accepted cash collateral of $2.0 billion and $2.2 billion as of December 31, 2007 and 2006, respectively, of which $38 million and $121 million, respectively, was restricted.

Pledged Non-Cash Collateral

Securities pledged to counterparties are classified as either “Investments in securities” or “Cash and cash equivalents” in the consolidated balance sheets. Securities pledged to counterparties that have been consolidated under FIN 46R as loans are included as “Mortgage loans” in the consolidated balance sheets. As of December 31, 2007, we pledged $531 million of AFS securities, $5 million of trading securities and $2 million of loans held for investment, which the counterparty had the right to sell or repledge. As of December 31, 2006, we pledged $265 million of AFS securities, $34 million of trading securities, $149 million of loans held for investment and $215 million of cash equivalents, which the counterparty had the right to sell or repledge.

The fair value of non-cash collateral accepted that we were permitted to sell or repledge was $238 million and $1.8 billion as of December 31, 2007 and 2006, respectively, of which none was sold or repledged. The fair value of collateral accepted that we were not permitted to sell or repledge was $5.4 billion and $170 million as of December 31, 2007 and 2006, respectively.

Our liability to third-party holders of Fannie Mae MBS that arises as the result of a consolidation of a securitization trust is fully collateralized by underlying loans and/or mortgage-related securities.

When securities sold under agreements to repurchase meet all of the conditions of a secured financing, the collateral of the transferred securities are reported at the amounts at which the securities will be reacquired, including accrued interest.

Debt

Our outstanding debt is classified as either short-term or long-term based on the initial contractual maturity. Deferred items, including premiums, discounts and other cost basis adjustments, are reported as basis adjustments to “Short-term debt” or “Long-term debt” in the consolidated balance sheets. The carrying amount, accrued interest and basis adjustments of debt denominated in a foreign currency are re-measured into U.S. dollars using foreign exchange spot rates as of the balance sheet date and any associated gains or losses are reported in “Fee and other income” in the consolidated statements of operations. Foreign currency gains (losses) included in “Fee and other income” for the years ended December 31, 2007, 2006 and 2005, were $(190) million, $(230) million and $625 million, respectively.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The classification of interest expense as either short-term or long-term is based on the contractual maturity of the related debt. Premiums, discounts and other cost basis adjustments are amortized and reported through interest expense using the effective interest method over the contractual term of the debt. Amortization of premiums, discounts and other cost basis adjustments begins at the time of debt issuance. Interest expense for debt denominated in a foreign currency is re-measured into U.S. dollars using the monthly weighted average spot rate since the interest expense is incurred over the reporting period. The difference in rates arising from the month-end spot exchange rate used to calculate the interest accruals and the weighted-average exchange rate used to record the interest expense is a foreign currency transaction gain or loss for the period and is included as either “Short-term interest expense” or “Long-term interest expense” in the consolidated statements of operations.

Trust Management Income

As master servicer, issuer and trustee for Fannie Mae MBS, we earn a fee that represents interest earned on cash flows from the date of remittance of mortgage and other payments to us by servicers until the date of distribution of these payments to MBS certificateholders. Beginning in November 2006, we included such compensation as “Trust management income” in our consolidated statement of operations consistent with our change in practice to segregate the funds. Prior to November 2006, funds received from servicers were maintained with our corporate assets. As such, our compensation for these roles could not be segregated and, therefore, was previously included as a component of “Interest income” in our consolidated statements of operations.

Fees Received on the Structuring of Transactions

We offer certain re-securitization services to customers in exchange for fees. Such services include, but are not limited to, the issuance, guarantee and administration of Fannie Mae REMIC, stripped mortgage-backed securities (“SMBS”), grantor trust, and Fannie Mae Mega® securities (collectively, the “Structured Securities”). We receive a one-time conversion fee upon issuance of a Structured Security that varies based on the value of securities issued and the transaction structure. The conversion fee compensates us for all services we provide in connection with the Structured Security, including services provided at and prior to security issuance and over the life of the Structured Securities. Except for Structured Securities where the underlying collateral is whole loans or private-label securities, we generally do not receive a guaranty fee as compensation in connection with the issuance of a Structured Security, because the transferred mortgage-related securities have previously been guaranteed by us or another party.

We defer a portion of the fee received upon issuance of a Structured Security based on our estimate of the fair value of our future administration services in accordance with EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. The deferred revenue is amortized on a straight-line basis over the expected life of the Structured Security. The excess of the total fee over the fair value of the future services is recognized in the consolidated statements of operations upon issuance of a Structured Security. However, when we acquire a portion of a Structured Security contemporaneous with our structuring of the transaction, we defer and amortize a portion of this upfront fee as an adjustment to the yield of the purchased security pursuant to SFAS 91. Fees received and costs incurred related to our structuring of securities are presented in “Fee and other income” in the consolidated statements of operations.

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

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Prior to 2007, we accounted for income tax uncertainty in accordance with the guidance of SFAS 5. Effective January 1, 2007, we adopted FIN No. 48, Accounting for Uncertainty in Income Taxes, and related FASB Staff Positions (“FIN 48”) to account for income tax uncertainty.

FIN 48 uses a two-step approach in which income tax benefits are recognized if, based on the technical merits of a tax position, it is more likely than not (a probability of greater than 50%) that the tax position would be sustained upon examination by the taxing authority, which includes all related appeals and litigation process. The amount of tax benefit recognized is then measured at the largest amount of tax benefit that is greater than 50% likely to be realized upon settlement with the taxing authority, considering all information available at the reporting date.

Upon our adoption of FIN 48, we elected to recognize the accrued interest and penalties related to unrecognized tax benefits as “Other expenses” in our consolidated statements of operations. Previously, such amounts were recorded as a component of “Provision (benefit) for federal income taxes” in our consolidated statements of operations.

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

We recognize compensation cost over the period during which an employee is required to provide service in exchange for a stock-based award, which is generally the vesting period. For awards issued on or after January 1, 2006, we recognize compensation cost for retirement-eligible employees immediately, and for those employees who are nearing retirement, over the shorter of the vesting period or the period from the grant date to the date of retirement eligibility. For unmodified grants issued prior to the adoption of SFAS 123R, we will continue to recognize compensation costs for retirement-eligible employees over the stated vesting period.

We had previously adopted SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as of January 1, 2003, using the prospective transition method. Under this standard, we accounted for new and modified stock-based compensation awards at fair value on the grant date and recognized compensation cost over the vesting period. However, under the prospective transition method, we continued to account for unmodified stock-based awards that were outstanding as of December 31, 2002, using the intrinsic value method of accounting provided by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under the intrinsic value method, we did not recognize compensation expense on such stock-based awards, except for grants deemed to be variable awards.

In accordance with the transition provisions of SFAS 123R, we began to recognize compensation cost prospectively for the unvested stock options that had previously been accounted for under APB 25. We measure this compensation cost beginning in 2006 as if we had previously amortized the fair value of the unvested stock options at the grant date through December 31, 2005, and we record compensation cost only for the remaining unvested portion of each award after January 1, 2006. Additionally, we recognized as

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

“Salaries and employee benefits” expense in the 2006 consolidated statements of operations an immaterial cumulative effect of a change in accounting principle to estimate forfeitures at the grant date as required by SFAS 123R rather than recognizing them as incurred. The recognition of this change had no impact on 2006 earnings per share. SFAS 123R also requires us to classify cash flows resulting from the tax benefit of tax deductions in excess of their recorded share-based compensation expense as financing cash flows in the consolidated statements of cash flows rather than within operating cash flows.

Had compensation costs for all awards under our stock-based compensation plans prior to January 1, 2006, been determined using the provisions of SFAS 123, our net income available to common stockholders and earnings per share for the year ended December 31, 2005, would have been reduced to the pro forma amounts displayed in the table below. Following our adoption of SFAS 123R as of January 1, 2006, all awards are recorded at fair value, thus the following disclosure is not required for periods subsequent to 2005.

For the Year Ended
December 31, 2005
(Dollars in millions,
except per share
amounts)

Net income available to common stockholders, as reported	$5,861
Plus: Stock-based employee compensation expense included in reported net income, net of related tax effects	22
Less: Stock-based employee compensation expense determined under fair value based method, net of related tax effects	(35)

Pro forma net income available to common stockholders(1)	$5,848

Earnings per share:
Basic—as reported	$6.04
Basic—pro forma	6.03
Diluted—as reported	6.01
Diluted—pro forma	5.99

(1)	In the computation of pro forma diluted earnings per share for 2005, convertible preferred stock dividends of $135 million are added back to pro forma net income available to common stockholders, since the assumed conversion of the preferred shares is dilutive and assumed to be converted from the beginning of the period.

The fair value of options granted under our stock-based compensation plans for 2005 were estimated on the date of the grant using a Black-Scholes model with the following weighted average assumptions: a risk-free rate of 3.88%, volatility of 28.80%, a dividend of $1.70 and an average expected life of 6 years.

The risk-free interest rate within the contractual life of the option is based on the rate available on zero-coupon government issues in effect at the time of the grant. The expected term of options is derived from historical exercise behavior combined with possible option lives based on remaining contractual terms of unexercised and outstanding options. The range of expected life results from certain groups of employees exhibiting different behavior. Our stock-based compensation plans do not contain post-vesting restrictions. Expected volatilities are based on the historical volatility of our stock. Dividend yield is based on actual dividend payments during the respective periods shown.

Pensions and Other Postretirement Benefits

We provide pension and postretirement benefits and account for these benefit costs on an accrual basis. Pension and postretirement benefit amounts recognized in the consolidated financial statements are determined on an actuarial basis using several different assumptions. The two most significant assumptions used in the valuation are the discount rate and the long-term rate of return on assets. In determining our net periodic benefit cost, we apply a discount rate in the actuarial valuation of our pension and postretirement benefit

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

obligations. In determining the discount rate as of each balance sheet date, we consider the current yields on high-quality, corporate fixed-income debt instruments with maturities corresponding to the expected duration of our benefit obligations. Additionally, the net periodic benefit cost recognized in the consolidated financial statements for our qualified pension plan is impacted by the long-term rate of return on plan assets. We base our assumption of the long-term rate of return on the current investment portfolio mix, actual long-term historical return information and the estimated future long-term investment returns for each class of assets. We measure plan assets and obligations as of the date of the consolidated financial statements. Beginning December 31, 2006, with the adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”), we recognize the over-funded or under-funded status of our benefit plans as a prepaid benefit cost (an asset) or an accrued benefit cost (a liability), respectively. Actuarial gains and losses and prior service costs and credits are recognized when incurred as adjustments to the prepaid benefit cost or accrued benefit cost with a corresponding offset in other comprehensive income (loss).

Earnings (Loss) per Share

Earnings (loss) per share (“EPS”) are presented for both basic EPS and diluted EPS. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the year, plus the dilutive effect of common stock equivalents such as convertible securities, stock options and other performance awards. These common stock equivalents are excluded from the calculation of diluted EPS when the effect of inclusion, assessed individually, would be anti-dilutive.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) is the change in equity, net of tax, resulting from transactions that are recorded directly to stockholders’ equity. These transactions include: unrealized gains and losses on AFS securities and certain commitments whose underlying securities are classified as AFS; deferred hedging gains and losses from cash flow hedges entered into prior to our adoption of SFAS 133; and unrealized gains and losses on guaranty assets resulting from portfolio securitization transactions and buy-ups resulting from lender swap transactions that occurred before our adoption of SFAS 155 in 2007.

Additionally, prior to 2007, we recognized the change in minimum pension liability in other comprehensive income (loss). Beginning in 2007 with the adoption of SFAS 158, we discontinued the recognition of a minimum pension liability and now record the change in prior service costs and actuarial gains and losses associated with pension and postretirement benefits in other comprehensive income (loss).

Fair Value Measurements

We estimate fair value as the amount at which an asset could be bought or sold, or a liability could be incurred or settled, in a current transaction between willing unrelated parties, other than in a forced or liquidation sale. If a quoted market price is available, the fair value is the product of the number of trading units multiplied by that market price. If a quoted market price is not available, the estimate of fair value considers prices for similar assets or similar liabilities and the results of valuation techniques to the extent available. Valuation techniques incorporate assumptions that market participants would use in their estimates of fair value. Refer to “Note 19, Fair Value of Financial Instruments” for more information on fair value measurements.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications

Certain prior year amounts previously recorded as a component of “Fee and other income” in the consolidated statements of operations have been reclassified as “Guaranty fee income” and “Trust management income” to conform to the current year presentation.

Certain prior year amounts within non-cash activities in the consolidated statements of cash flows have been reclassified to conform to the current year presentation.

New Accounting Pronouncements

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

SFAS 157 is effective for consolidated financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted SFAS 157 as of January 1, 2008 and recorded a cumulative effect adjustment of $62 million, net of tax, as an increase to the 2008 beginning balance of retained earnings related to instruments where the transaction price did not represent the fair value at initial recognition.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits companies to make a one-time election to report certain financial instruments at fair value with the changes in fair value included in earnings. SFAS 159 is effective for consolidated financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted the provisions of SFAS 159 as of January 1, 2008.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays the impact of adopting SFAS 159 to beginning retained earnings as of January 1, 2008.

	Carrying Value as of		Fair Value as of
	January 1, 2008		January 1, 2008
	Prior to Adoption of	Transition	After Adoption of
	Fair Value Option	Gain (Loss)	Fair Value Option
	(Dollars in millions)

Investment in securities	$56,217	$143 (1)	$56,217
Long-term debt	9,809	(10)	9,819

Pre-tax cumulative effective of adoption		133
Increase in deferred taxes		(47)

Cumulative effect of adoption to beginning retained earnings		$86

(1)	We adopted the fair value option for certain securities classified within our mortgage-related and non-mortgage related investment portfolio previously classified as available-for-sale. These securities are presented in the consolidated balance sheet at fair value in accordance with SFAS 115 and the amount of transition gain was recognized in AOCI as of December 31, 2007 prior to adoption of SFAS 159.

FSP FIN 39-1, Amendment of FASB Interpretation No. 39

In April 2007, the FASB issued FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP FIN 39-1”). This FSP amends FIN 39 to allow an entity to offset cash collateral receivables and payables reported at fair value against derivative instruments (as defined by SFAS 133) for contracts executed with the same counterparty under master netting arrangements. The decision to offset cash collateral under this FSP must be applied consistently to all derivatives counterparties where the entity has master netting arrangements. If an entity nets derivative positions as permitted under FIN 39, this FSP requires the entity to also offset the cash collateral receivables and payables with the same counterparty under a master netting arrangement. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007. As we have elected to net derivative positions under FIN 39, we adopted FSP FIN 39-1 on January 1, 2008 without a material impact on our consolidated financial statements.

SFAS No. 141R, Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces SFAS No. 141, Business Combinations. SFAS 141R retained the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS 141R changed the method of applying the acquisition method in a number of significant aspects. SFAS 141R is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141R amends SFAS 109, such that the provisions of SFAS 141R would also apply to adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141R. Early adoption is prohibited. We are evaluating SFAS 141R and have not determined the impact, if any, on our consolidated financial statements of adopting this standard.

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 (“SFAS 160”). SFAS 160 amends ARB 51, Consolidated Financial

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statements (“ARB 51”), to establish new standards that will govern the accounting for and reporting of (i) noncontrolling interests in partially owned consolidated subsidiaries and (ii) the loss of control of subsidiaries. In addition, SFAS 160 also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS 141R, Business Combinations. SFAS 160 is effective on a prospective basis for all fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which will be applied retrospectively. Early adoption is prohibited. We are evaluating SFAS 160 and have not determined the impact, if any, on our consolidated financial statements of adopting this standard.

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

Types of VIEs

Securitization Trusts

Under our lender swap and portfolio securitization transactions, mortgage loans are transferred to a trust specifically for the purpose of issuing a single class of guaranteed securities that are collateralized by the underlying mortgage loans. The trust’s permitted activities include receiving the transferred assets, issuing beneficial interests, establishing the guaranty and servicing the underlying mortgage loans. In our capacity as issuer, master servicer, trustee and guarantor, we earn fees for our obligations to each trust. Additionally, we may retain or purchase a portion of the securities issued by each trust. However, the substantial majority of outstanding Fannie Mae MBS is held by third parties and therefore is generally not reflected in the consolidated balance sheets. We have securitized mortgage loans since 1981. Refer to “Note 6, Portfolio Securitizations” for additional information regarding the securitizations for which we are the transferor.

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

We also invest in mortgage-backed and asset-backed securities that have been issued via private-label trusts. These trusts are structured to provide the investor with a beneficial interest in a pool of receivables or other financial assets, typically mortgage loans, credit card receivables, auto loans or student loans. The trusts act as vehicles to allow loan originators to securitize assets. The originators of the financial assets or the underwriters of the transaction create the trusts and typically own the residual interest in the trusts’ assets. Our involvement in these entities is typically limited to our recorded investment in the beneficial interests that we have purchased. Securities are structured from the underlying pool of assets to provide for varying degrees of risk. We have made investments in these vehicles since 1987.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In 2007, we sold for cash two portfolios of investments in LIHTC partnerships reflecting approximately $930 million in future LIHTC tax credits and the release of future capital obligations relating to the investments.

We also invest in other limited partnerships designed to acquire, develop and hold for sale or lease single-family (includes townhomes and condominiums) and multifamily real estate, as well as, in some cases, generate a combination of historic restoration, new markets or low-income housing tax credits. We invest in these partnerships in order to increase the supply of affordable housing in the United States and to serve communities in need. We earn a return on these investments, which in certain cases is generated through reductions in our federal income tax liability as a result of the use of tax credits for which the partnerships qualify, as well as the deductibility of the partnerships’ net operating losses. In 2007, we recorded $120 million of impairment in these limited partnerships in “Losses from partnership investments” in our consolidated statements of operations.

As of December 31, 2007 and 2006, we had three and five investments, respectively, in limited partnerships relating to alternative energy sources. The purpose of these investments is to facilitate the development of alternative domestic energy sources and to achieve a satisfactory return on capital via a reduction in our federal income tax liability as a result of the use of the tax credits for which the partnerships qualify, as well as the deductibility of the partnerships’ net operating losses. In 2007, we sold two of these investments in limited partnerships for $16 million.

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

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subsidiaries” in the consolidated balance sheets. In general, the investors in the obligations of consolidated VIEs have recourse only to the assets of those VIEs and do not have recourse to us, except where we provide a guaranty to the VIE.

The following table displays the carrying amount and classification of consolidated assets of VIEs as of December 31, 2007 and 2006.

	As of December 31,
	2007	2006
	(Dollars in millions)

Assets:
MBS trusts:
Loans held for investment	$78,309	$102,293
Loans held for sale	703	797
Trading securities	82	—
AFS securities(1)	1,801	1,701

Total MBS trusts	80,895	104,791

Limited partnerships:
Partnership investments(2)	6,170	5,410
Cash, cash equivalents and restricted cash	164	166

Total limited partnership investments(2)	6,334	5,576

Total assets of consolidated VIEs	$87,229	$110,367

(1)	Includes assets consolidated from mortgage revenue bonds of $62 million and $76 million as of December 31, 2007 and 2006, respectively.

(2)	Includes LIHTC partnerships of $3.7 billion and $4.0 billion as of December 31, 2007 and 2006, respectively.

As of December 31, 2007 and 2006, we had $10.6 billion and $12.9 billion of AFS securities and $639 million and $723 million of trading securities, respectively, and $2.4 billion of loans held for sale as of both December 31, 2007 and 2006, that were transferred to VIEs as a result of securitization transactions that did not qualify as sales under SFAS 140.

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

We consolidated our investments in certain LIHTC funds that were structured as limited partnerships. The funds that were consolidated, in turn, own a majority of the limited partnership interests in other LIHTC operating partnerships, which did not require consolidation under FIN 46R and are therefore accounted for using the equity method. Such investments, which are generally funded through a combination of debt and equity, have a recorded investment of $3.5 billion and $3.7 billion as of December 31, 2007 and 2006, respectively. In addition, such unconsolidated operating partnerships had $232 million and $217 million in mortgage debt that we own or guarantee, as of December 31, 2007 and 2006, respectively.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays the total assets of unconsolidated VIEs where we have significant involvement, as well as our aggregate maximum exposure to loss as of December 31, 2007 and 2006.

	As of December 31,
	2007	2006
	(Dollars in millions)

Mortgage-backed trusts	$53,717	$53,719
Limited partnership investments	7,489	8,578
Asset-backed trusts(1)	5,455	3,999

Total assets of unconsolidated VIEs	$66,661	$66,296

Maximum exposure to loss(2)	$28,099	$29,522

(1)	Includes mortgage revenue bonds of $5.1 billion and $3.6 billion as of December 31, 2007 and 2006, respectively.

(2)	Represents the greater of our recorded investment in the entity or the unpaid principal balance of the assets that are covered by our guaranty.

3.	Mortgage Loans

We own both single-family mortgage loans, which are secured by four or fewer residential dwelling units, and multifamily mortgage loans, which are secured by five or more residential dwelling units. We classify these loans as either HFI or HFS. We report HFI loans at the unpaid principal amount outstanding, net of unamortized premiums and discounts, other cost basis adjustments, and an allowance for loan losses. We report HFS loans at the lower of cost or market determined on a pooled basis, and record valuation changes in the consolidated statements of operations.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below displays the product characteristics of both HFI and HFS loans in our mortgage portfolio as of December 31, 2007 and 2006, and does not include loans underlying securities that are not consolidated, since in those instances the mortgage loans are not included in the consolidated balance sheets. Refer to “Note 6, Portfolio Securitizations” for additional information on mortgage loans underlying our securities.

	As of December 31,
	2007	2006
	(Dollars in millions)

Single-family:(1)
Government insured or guaranteed	$28,202	$20,106
Conventional:
Long-term fixed-rate(2)	193,607	202,339
Intermediate-term fixed-rate(3)	46,744	53,438
Adjustable-rate	43,278	46,820

Total conventional single-family	283,629	302,597

Total single-family	311,831	322,703

Multifamily:(1)
Government insured or guaranteed	815	968
Conventional:
Long-term fixed-rate	5,615	5,098
Intermediate-term fixed-rate(3)	73,609	50,847
Adjustable-rate	11,707	3,429

Total conventional multifamily	90,931	59,374

Total multifamily	91,746	60,342

Unamortized premiums, discounts and other cost basis adjustments, net	726	943
Lower of cost or market adjustments on loans held for sale	(81)	(93)
Allowance for loan losses for loans held for investment	(698)	(340)

Total mortgage loans	$403,524	$383,555

(1)	Includes unpaid principal totaling $81.8 billion and $105.5 billion as of December 31, 2007 and 2006, respectively, related to mortgage-related securities that were consolidated under FIN 46R and mortgage-related securities created from securitization transactions that did not meet the sales criteria under SFAS 140, which effectively resulted in mortgage-related securities being accounted for as loans.

(2)	Includes construction to permanent loans with an unpaid principal balance of $149 million and $121 million as of December 31, 2007 and 2006, respectively.

(3)	Intermediate-term fixed-rate consists of mortgage loans with contractual maturities at purchase equal to or less than 15 years.

For the years ended December 31, 2007 and 2006, we redesignated $4.3 billion and $2.1 billion, respectively, of HFS loans to HFI. We did not redesignate any HFI loans to HFS during 2007. For the year ended December 31, 2006, we redesignated $106 million of HFI loans to HFS.

In the fourth quarter of 2007, we sold a portion of various MBS pools which resulted in the derecognition of $17.3 billion of loans that were consolidated on our balance sheet under FIN 46R. The sale resulted in a reduction in HFI loans and an increase in trading securities of $15.4 billion in our consolidated balance sheet as of December 31, 2007.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loans Acquired in a Transfer

If a loan underlying a Fannie Mae MBS is in default, we have the option to purchase the loan from the MBS trust, at the unpaid principal balance of that mortgage loan plus accrued interest, after four or more consecutive monthly payments due under the loan are delinquent in whole or in part. We purchased delinquent loans from MBS trusts with an unpaid principal balance plus accrued interest of $6.6 billion, $4.7 billion and $8.0 billion for the years ended December 31, 2007, 2006, and 2005, respectively. Under long-term standby commitments, we purchase loans from lenders when the loans subject to these commitments meet certain delinquency criteria. We also acquire loans upon consolidating MBS trusts when the underlying collateral of these trusts includes loans.

We account for such loans acquired on or after January 1, 2005 in accordance with SOP 03-3 if, at acquisition, (i) there has been evidence of deterioration in the loan’s credit quality subsequent to origination; and (ii) it is probable that we will be unable to collect all cash flows, in accordance with the terms of the contractual agreement, from the borrower, ignoring insignificant delays. As of December 31, 2007 and 2006, the outstanding balance of these loans was $8.2 billion and $6.0 billion, respectively, while the carrying amount of these loans was $7.1 billion and $5.7 billion, respectively. Of the carrying amount of these loans, $4.3 billion and $3.9 billion were on accrual status and $2.8 billion and $1.8 billion were nonaccrual status as of December 31, 2007 and 2006, respectively.

The following table provides details on acquired loans accounted for in accordance with SOP 03-3 at their respective acquisition dates for the years ended December 31, 2007, 2006 and 2005.

	For the Year Ended
	December 31,
	2007	2006	2005
	(Dollars in millions)

Contractually required principal and interest payments at acquisition(1)	$7,098	$5,312	$8,527
Nonaccretable difference	571	235	328

Cash flows expected to be collected at acquisition(1)	6,527	5,077	8,199
Accretable yield	1,772	887	1,242

Initial investment in acquired loans at acquisition	$4,755	$4,190	$6,957

(1)	Contractually required principal and interest payments at acquisition and cash flows expected to be collected at acquisition are adjusted for the estimated timing and amount of prepayments.

We estimate the cash flows expected to be collected at acquisition using internal prepayment, interest rate and credit risk models that incorporate management’s best estimate of certain key assumptions, such as default rates, loss severity and prepayment speeds. The following table provides activity for the accretable yield of these loans for the years ended December 31, 2007, 2006 and 2005.

	For the Year Ended
	December 31,
	2007	2006	2005
	(Dollars in millions)

Beginning balance as of January 1	$1,511	$1,112	$—
Additions	1,772	887	1,242
Accretion	(273)	(235)	(82)
Reductions(1)	(1,206)	(770)	(297)
Change in estimated cash flows(2)	797	626	334
Reclassifications to nonaccretable difference(3)	(349)	(109)	(85)

Ending balance as of December 31	$2,252	$1,511	$1,112

(1)	Reductions are the result of liquidations and loan modifications due to TDRs.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Represents changes in expected cash flows due to changes in prepayment assumptions for SOP 03-3 loans.

(3)	Represents changes in expected cash flows due to changes in credit quality or credit assumptions for SOP 03-3 loans.

The table above only includes accreted effective interest for those loans which are still being accounted for under SOP 03-3 and not SOP 03-3 loans that were modified as TDRs subsequent to their acquisition from MBS trusts. For the years ended December 31, 2007, 2006 and 2005, we recorded interest income of $496 million, $361 million and $123 million, respectively, related to interest income from SOP 03-3 loans that have been returned to accrual status, accretion of the fair value discount taken upon acquisition of SOP 03-3 loans and interest for loans originally acquired as an SOP 03-3 loan that were subsequently modified as TDRs. Of the amount recognized into interest income, $80 million, $43 million and $15 million in 2007, 2006 and 2005, respectively, related to the accretion of the fair value discount recorded upon acquisition of SOP 03-3 loans.

Subsequent to the acquisition of these loans, we recognized an increase in “Provision for credit losses” of $76 million, $58 million and $50 million in the consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005, respectively, resulting from subsequent decreases in expected cash flows for these acquired loans.

Nonaccrual Loans

We have single-family and multifamily loans in our mortgage portfolio, including those loans accounted for under SOP 03-3, that are subject to our nonaccrual policy. The following table displays information about nonaccrual loans in our portfolio as of December 31, 2007 and 2006.

	As of December 31,
	2007	2006
	(Dollars in millions)

Nonaccrual loans	$8,343	$5,961
Accrued interest recorded on nonaccrual loans(1)	234	145
Accruing loans past due 90 days or more	204	147
Nonaccrual loans in portfolio (number of loans)	70,810	57,392

(1)	Reflects accrued interest on nonaccrual loans that was recorded prior to their placement on nonaccrual status.

Forgone interest on nonaccrual loans, which represents the amount of income contractually due that we would have reported had the loans performed according to their contractual terms, was $200 million, $141 million and $169 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Impaired Loans

Impaired loans include single-family and multifamily TDRs, certain single-family and multifamily loans that are individually impaired as a result of Hurricane Katrina and SOP 03-3, and other multifamily loans.

SOP 03-3 Impaired Loans without a Loss Allowance

The total recorded investment of impaired loans acquired under SOP 03-3 for which we did not recognize a loss allowance subsequent to acquisition was $1.8 billion and $1.1 billion as of December 31, 2007 and 2006, respectively. The amount of interest income recognized on these impaired loans during the year was $8 million, $5 million and $2 million for the years ended December 31, 2007, 2006 and 2005, respectively. We do not recognize interest income when these loans are placed on nonaccrual status. Our average recorded investment in these loans was $1.4 billion for each of the years ended December 31, 2007 and 2006.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Impaired Loans

The following table displays the total recorded investment and the corresponding specific loss allowances as of December 31, 2007 and 2006 of all other impaired loans including impaired loans acquired under SOP 03-3 for which we recognized a loss allowance subsequent to acquisition.

	As of December 31,
	2007	2006
	(Dollars in millions)

Impaired loans with an allowance(1)	$2,746	$1,971
Impaired loans without an allowance(2)	436	313

Total other impaired loans(3)	$3,182	$2,284

Allowance for impaired loans(4)	$106	$106

(1)	Includes $989 million and $754 million of mortgage loans accounted for in accordance with SOP 03-3 for which a loss allowance was recorded subsequent to acquisition as of December 31, 2007 and 2006, respectively.

(2)	The discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, and as such, no allowance is required.

(3)	Includes single-family loans individually impaired and restructured in a TDR of $2.1 billion and $1.9 billion as of December 31, 2007 and 2006, respectively. Includes multifamily loans individually impaired and restructured in a TDR of $134 million and $324 million as of December 31, 2007 and 2006, respectively.

(4)	Amount is included in the “Allowance for loan losses.”

The amount of interest income recognized on other impaired loans was $92 million, $75 million and $59 million for the years ended December 31, 2007, 2006 and 2005, respectively. Our average recorded investment in other impaired loans was $2.6 billion, $2.1 billion and $1.7 billion for the years ended December 31, 2007, 2006 and 2005, respectively.

4.	Allowance for Loan Losses and Reserve for Guaranty Losses

We maintain an allowance for loan losses for loans in our mortgage portfolio and a reserve for guaranty losses related to loans backing Fannie Mae MBS. The allowance and reserve are calculated based on our estimate of incurred losses. Determining the adequacy of our allowance for loan losses and reserve for guaranty losses is complex and requires judgment about the effect of matters that are inherently uncertain. Although our loss models include extensive historical loan performance data, our loss reserve process is subject to risks and uncertainties. Refer to “Note 1, Summary of Significant Accounting Policies” for additional information regarding aggregation of loans by risk characteristics and our methodology used to estimate the allowance and the reserve.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays changes in the allowance for loan losses and reserve for guaranty losses for the years ended December 31, 2007, 2006 and 2005.

	For the Year Ended December 31,
	2007	2006	2005
	(Dollars in millions)

Allowance for loan losses:
Beginning balance	$340	$302	$349
Provision	658	174	124
Charge-offs(1)	(407)	(206)	(267)
Recoveries	107	70	96

Ending balance(2)	$698	$340	$302

Reserve for guaranty losses:
Beginning balance	$519	$422	$396
Provision	3,906	415	317
Charge-offs(3)	(1,782)	(336)	(302)
Recoveries	50	18	11

Ending balance	$2,693	$519	$422

(1)	Includes accrued interest of $128 million, $39 million and $24 million for the years ended December 31, 2007, 2006 and 2005, respectively.

(2)	Includes $39 million, $28 million and $22 million as of December 31, 2007, 2006 and 2005, respectively, associated with acquired loans subject to SOP 03-3.

(3)	Includes charge of $1.4 billion, $204 million and $251 million as of December 31, 2007, 2006 and 2005, respectively, for loans subject to SOP 03-3, where the acquisition price exceeded the fair value of the acquired loan on the date of acquisition.

The amount of the reserve for guaranty losses attributable to Fannie Mae MBS held in our mortgage portfolio was $211 million, $46 million and $71 million as of December 31, 2007, 2006 and 2005, respectively.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Investments in Securities

Our securities portfolio contains mortgage-related and non-mortgage-related securities. The following table displays our investments in securities, which are presented at fair value as of December 31, 2007 and 2006.

	As of December 31,
	2007	2006
	(Dollars in millions)

Mortgage-related securities:
Fannie Mae single-class MBS	$102,017	$121,994
Non-Fannie Mae structured	92,467	97,300
Fannie Mae structured MBS	77,384	74,684
Non-Fannie Mae single-class	28,138	27,590
Mortgage revenue bonds	16,213	17,221
Other	3,179	3,750

Total	319,398	342,539

Non-mortgage-related securities:
Asset-backed securities	15,511	18,914
Corporate debt securities	13,515	17,594
Commercial paper	—	10,010
Other	9,089	1,055

Total	38,115	47,573

Total investments in securities	$357,513	$390,112

Trading Securities

Trading securities are recorded at fair value with subsequent changes in fair value recorded as “Investment losses, net” in the consolidated statements of operations. The following table displays our investments in trading securities and the amount of net losses recognized from holding these securities as of December 31, 2007 and 2006.

	As of December 31,
	2007	2006
	(Dollars in millions)

Fannie Mae single-class MBS	$28,394	$11,070
Non-Fannie Mae structured mortgage-related securities	21,517	—
Fannie Mae structured MBS	12,064	—
Non-Fannie Mae single-class mortgage-related securities	1,199	444
Mortgage revenue bonds	782	—

Total	$63,956	$11,514

Losses in trading securities held in our portfolio, net	$633	$274

In connection with our adoption of SFAS 155 on January 1, 2007, we elected to classify some investment securities that may contain embedded derivatives as trading securities under SFAS 115, resulting in a significant increase in our trading portfolio as of December 31, 2007.

We record realized and unrealized gains and losses on trading securities in “Investment losses, net” in the consolidated statements of operations. For the years ended December 31, 2007, 2006 and 2005, we recorded net trading losses of $365 million, net trading gains of $8 million, and net trading losses of $442 million,

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respectively. The portion of these trading gains and losses that relates to trading securities still held at each year end were net trading losses of $536 million, $24 million and $407 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Available-for-Sale Securities

AFS securities are initially measured at fair value and subsequent unrealized gains and losses are recorded as a component of AOCI, net of deferred taxes, in “Stockholders’ equity.” The following table displays the gross realized gains, losses and proceeds on sales of AFS securities for the years ended December 31, 2007, 2006 and 2005.

	For the Year Ended
	December 31,
	2007	2006	2005
	(Dollars in millions)

Gross realized gains	$1,929	$316	$343
Gross realized losses	1,226	210	91
Total proceeds	71,960	51,966	63,012

The following tables display the amortized cost, estimated fair values corresponding to unrealized gains and losses, and additional information regarding unrealized losses by major security type for AFS securities held as of December 31, 2007 and 2006.

	As of December 31, 2007
					Less Than 12		12 Consecutive
					Consecutive Months		Months or Longer
	Total	Gross	Gross	Total	Gross		Gross
	Amortized	Unrealized	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Cost(1)	Gains	Losses	Value	Losses	Value	Losses	Value
	(Dollars in millions)

Fannie Mae single-class MBS	$73,560	$627	$(564)	$73,623	$(39)	$6,155	$(525)	$44,110
Non-Fannie Mae structured mortgage-related securities	73,984	317	(3,351)	70,950	(1,389)	22,925	(1,962)	30,145
Fannie Mae structured MBS	65,225	639	(544)	65,320	(32)	4,792	(512)	29,897
Non-Fannie Mae single-class mortgage-related securities	26,699	334	(94)	26,939	(12)	2,439	(82)	7,328
Mortgage revenue bonds	15,564	146	(279)	15,431	(130)	4,210	(149)	2,686
Other mortgage-related securities	2,949	233	(3)	3,179	(2)	114	(1)	67
Asset-backed securities	15,510	1	—	15,511	—	—	—	—
Corporate debt securities	13,506	9	—	13,515	—	—	—	—
Other non-mortgage-related securities	9,089	—	—	9,089	—	—	—	—

Total	$296,086	$2,306	$(4,835)	$293,557	$(1,604)	$40,635	$(3,231)	$114,233

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31, 2006
					Less Than 12		12 Consecutive
					Consecutive Months		Months or Longer
	Total	Gross	Gross	Total	Gross		Gross
	Amortized	Unrealized	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Cost(1)	Gains	Losses	Value	Losses	Value	Losses	Value
	(Dollars in millions)

Fannie Mae single-class MBS	$111,521	$1,136	$(1,733)	$110,924	$(35)	$2,747	$(1,698)	$62,250
Non-Fannie Mae structured mortgage-related securities	97,458	238	(396)	97,300	(49)	15,507	(347)	21,452
Fannie Mae structured MBS	75,333	514	(1,163)	74,684	(8)	2,987	(1,155)	52,135
Non-Fannie Mae single-class mortgage-related securities	27,239	187	(280)	27,146	(1)	400	(279)	16,403
Mortgage revenue bonds	16,956	371	(106)	17,221	(12)	604	(94)	3,266
Other mortgage-related securities	3,504	246	—	3,750	—	—	—	—
Asset-backed securities	18,906	12	(4)	18,914	(2)	3,190	(2)	1,753
Corporate debt securities	17,573	22	(1)	17,594	(1)	2,358	—	—
Commercial paper	10,010	—	—	10,010	—	—	—	—
Other non-mortgage-related securities	986	69	—	1,055	—	—	—	—

Total	$379,486	$2,795	$(3,683)	$378,598	$(108)	$27,793	$(3,575)	$157,259

(1)	Amortized cost includes unamortized premiums, discounts and other cost basis adjustments, as well as other-than-temporary impairment.

The fair value of securities varies from period to period due to changes in interest rates and changes in credit performance of the underlying issuer, among other factors. We recorded other-than-temporary impairment related to investments in securities of $814 million, $853 million and $1.2 billion for the years ended December 31, 2007, 2006 and 2005, respectively. Of the other-than-temporary impairment recognized in 2007, $160 million related to certain subprime private-label securities where we concluded that it was no longer probable that we would collect all of the contractual principal and interest amounts due. In addition, we determined that we did not intend to hold all of our non-mortgage related securities and a portion of our mortgage-related securities until recovery of the unrealized loss, which resulted in a $620 million other-than-temporary impairment loss recognized as “Investment losses, net” in our consolidated statements of operations.

Included in the $4.8 billion of gross unrealized losses on AFS securities as of December 31, 2007 was $3.2 billion of unrealized losses that have existed for a period of 12 consecutive months or longer. These securities are predominately rated AAA and the unrealized losses are due to the widening of credit spreads and credit deterioration in certain collateral underlying subprime and Alt-A securities. Securities with unrealized losses aged 12 or more months have a market value as of December 31, 2007 that is on average 97% of their amortized cost basis. Aged unrealized losses may be recovered within a reasonable period of time when market interest rates change and when we intend to hold the securities until the unrealized loss has been recovered. Based on our review for impairments of AFS securities, which includes an evaluation of the collectability of cash flows, we have concluded that the unrealized losses on AFS securities in our investment portfolio as displayed above do not represent other-than-temporary impairment as of December 31, 2007.

The following table displays the amortized cost and fair value of our AFS securities by investment classification and remaining maturity as of December 31, 2007. Contractual maturity of asset-backed securities

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

is not a reliable indicator of their expected life because borrowers generally have the right to repay their obligations at any time.

	As of December 31, 2007
					After One Year		After Five Years
	Total	Total	One Year or Less		Through Five Years		Through Ten Years		After Ten Years
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost(1)	Value	Cost(1)	Value	Cost(1)	Value	Cost(1)	Value	Cost(1)	Value
	(Dollars in millions)

Fannie Mae single-class MBS(2)	$73,560	$73,623	$27	$28	$417	$425	$4,451	$4,496	$68,665	$68,674
Non-Fannie Mae structured mortgage-related securities(2)	73,984	70,950	—	—	514	509	14,014	14,255	59,456	56,186
Fannie Mae structured MBS(2)	65,225	65,320	—	—	10	11	1,245	1,252	63,970	64,057
Non-Fannie Mae single-class mortgage-related securities(2)	26,699	26,939	1	1	89	89	362	364	26,247	26,485
Mortgage revenue bonds	15,564	15,431	69	69	312	315	868	882	14,315	14,165
Other mortgage-related securities	2,949	3,179	—	—	—	—	6	33	2,943	3,146
Asset-backed securities(2)	15,510	15,511	61	61	4,393	4,393	8,324	8,325	2,732	2,732
Corporate debt securities	13,506	13,515	489	489	13,017	13,026	—	—	—	—
Other non-mortgage-related securities	9,089	9,089	9,089	9,089	—	—	—	—	—	—

Total	$296,086	$293,557	$9,736	$9,737	$18,752	$18,768	$29,270	$29,607	$238,328	$235,445

(1)	Amortized cost includes unamortized premiums, discounts and other cost basis adjustments, as well as other-than-temporary impairment.

(2)	Asset-backed securities and mortgage-backed securities are reported based on contractual maturities assuming no prepayments.

6.	Portfolio Securitizations

We issue Fannie Mae MBS through securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or SPEs. We are considered to be the transferor when we transfer assets from our own portfolio in a portfolio securitization. For the years ended December 31, 2007 and 2006, portfolio securitizations were $54.4 billion and $42.1 billion, respectively.

For the transfers that were recorded as sales, we may retain an interest in the assets transferred to a trust. The following table displays our retained interests in the form of Fannie Mae MBS, guaranty asset and MSA as of December 31, 2007 and 2006.

	As of December 31,
	2007	2006
	(Dollars in millions)

Fannie Mae MBS	$44,018	$35,830
Guaranty asset	624	498
MSA	102	84

Our retained interests in portfolio securitizations, including Fannie Mae single-class MBS, Fannie Mae Megas, REMICs and SMBS, are exposed to minimal credit losses as they represent undivided interests in the highest-rated tranches of the rated securities. In addition, our exposure to credit losses on the loans underlying our Fannie Mae MBS resulting from our guaranty has been recorded in the consolidated balance sheets in “Guaranty obligations,” as it relates to our obligation to stand ready to perform on our guaranty, and “Reserve for guaranty losses,” as it relates to incurred losses.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Since the retained interests in the form of our guaranty asset and MSA do not trade in active financial markets, we estimate their fair value by using internally developed models and market inputs for securities with similar characteristics. The key assumptions are discount rate, or yield, derived using a projected interest rate path consistent with the observed yield curve at the valuation date (forward rates), and the prepayment speed based on our proprietary models that are consistent with the projected interest rate path and expressed as a 12-month constant prepayment rate (“CPR”).

Our retained interests in the form of Fannie Mae single-class MBS, Fannie Mae Megas, REMICs and SMBS are interests in securities with active markets. We primarily rely on third party prices to estimate the fair value of these retained interests. For the purpose of this disclosure, we aggregate similar securities in order to measure the key assumptions associated with the fair values of our retained interests, which are approximated by solving for the estimated discount rate, or yield, using a projected interest rate path consistent with the observed yield curve at the valuation date (forward rates), and the prepayment speed based on either our proprietary models that are consistent with the projected interest rate path, the pricing speed for newly issued REMICs, or lagging 12 month actual prepayment speed. All prepayment speeds are expressed as a 12 month CPR.

The following table displays the key assumptions used in measuring the fair value of our retained interests, excluding our retained interests in the form of MSA, which are not significant, at the time of portfolio securitization for the years ended December 31, 2007 and 2006.

	Fannie Mae
	Single-Class
	MBS & Fannie	REMICs &	Guaranty
	Mae Megas	SMBS	Assets

For the year ended December 31, 2007
Weighted-average life(1)	3.3 years	6.2 years	6.9 years
Average 12-month CPR(2)	27.17%	13.70%	10.55%
Average discount rate assumption(3)	5.23	6.00	8.86
For the year ended December 31, 2006
Weighted-average life(1)	5.0 years	6.3 years	6.6 years
Average 12-month CPR(2)	22.54%	13.21%	9.55%
Average discount rate assumption(3)	5.73	5.69	9.16

(1)	The average number of years for which each dollar of unpaid principal on a loan or mortgage-related security remains outstanding.

(2)	Represents the expected lifetime average payment rate, which is based on the constant annualized prepayment rate for mortgage loans.

(3)	The interest rate used in determining the present value of future cash flows.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays the key assumptions used in measuring the fair value of our retained interests, excluding our MSA, which is not material, related to portfolio securitization transactions as of December 31, 2007 and 2006, and a sensitivity analysis showing the impact of changes in both prepayment speed assumptions and discount rates.

	Fannie Mae
	Single-Class
	MBS & Fannie	REMICs &	Guaranty
	Mae Megas	SMBS	Assets
	(Dollars in millions)

As of December 31, 2007
Retained interest valuation at period end:
Fair value	$10,553	$33,465	$624
Weighted-average life(1)	3.0 years	5.8 years	6.3 years
Prepayment speed assumptions:
Average 12-month CPR prepayment speed assumption(2)	28.8%	11.4%	16.1%
Impact on value from a 10% adverse change	$(15)	$(30)	$(34)
Impact on value from a 20% adverse change	(27)	(60)	(61)
Discount rate assumptions:
Average discount rate assumption(3)	4.53%	5.51%	7.83%
Impact on value from a 10% adverse change	$(123)	$(828)	$(20)
Impact on value from a 20% adverse change	(244)	(1,615)	(39)
As of December 31, 2006
Retained interest valuation at period end:
Fair value	$8,743	$27,087	$498
Weighted-average life(1)	7.1 years	5.9 years	6.7 years
Prepayment speed assumptions:
Average 12-month CPR prepayment speed assumption(2)	12.7%	10.5%	10.8%
Impact on value from a 10% adverse change	$(9)	$(7)	$(20)
Impact on value from a 20% adverse change	(18)	(13)	(38)
Discount rate assumptions:
Average discount rate assumption(3)	5.49%	5.54%	9.30%
Impact on value from a 10% adverse change	$(247)	$(660)	$(18)
Impact on value from a 20% adverse change	(480)	(1,291)	(35)

(1)	The average number of years for which each dollar of unpaid principal on a loan or mortgage-related security remains outstanding.

(2)	Represents the expected lifetime average payment rate, which is based on the constant annualized prepayment rate for mortgage loans.

(3)	The interest rate used in determining the present value of future cash flows.

The preceding sensitivity analysis is hypothetical and may not be indicative of actual results. The effect of a variation in a particular assumption on the fair value of the retained interest is calculated independently of changes in any other assumption. Changes in one factor may result in changes in another, which might magnify or counteract the impact of the change. Further, changes in fair value based on a 10% or 20% variation in an assumption or parameter generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear.

The gain or loss on a portfolio securitization that qualifies as a sale depends, in part, on the carrying amount of the financial assets sold. The carrying amount of the financial assets sold is allocated between the assets sold and the retained interests, if any, based on their relative fair value at the date of sale. Further, our recourse obligations are recognized at their full fair value at the date of sale, which serves as a reduction of sale proceeds in the gain or loss calculation. We recorded a net loss on portfolio securitizations of $403 million for the year ended December 31, 2007, primarily as a result of resecuritizing $9.2 billion of subprime private-label securities in the fourth quarter of 2007. The loss recorded from this portfolio securitization was partially

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

offset by trading gains recognized on the portion of the new Fannie Mae guaranteed structured security that we retained and classified as trading. We recorded a net gain on portfolio securitizations of $152 million and $259 million for the years ended December 31, 2006 and 2005, respectively. These amounts are recognized as “Investment losses, net” in the consolidated statements of operations.

The following table displays cash flows on our securitization trusts related to portfolio securitizations accounted for as sales for the years ended December 31, 2007, 2006 and 2005.

	For the Year Ended December 31,
	2007	2006	2005
	(Dollars in millions)

Proceeds from new securitizations	$31,271	$32,078	$55,031
Guaranty fees	112	85	60
Principal and interest received on retained interests	6,859	6,186	2,889
Payment for purchases of delinquent or foreclosed assets	(292)	(55)	(37)

“Managed loans” are defined as on-balance sheet mortgage loans as well as mortgage loans that have been securitized in portfolio securitizations that have qualified as sales pursuant to SFAS 140. The following table displays the unpaid principal balances of managed loans as well as the unpaid principal balances of those managed loans that are delinquent as of December 31, 2007 and 2006.

	Unpaid Principal	Principal Amount of
	Balance	Delinquent Loans(1)
	(Dollars in millions)

As of December 31, 2007
Loans held for investment	$396,478	$8,949
Loans held for sale	7,099	10
Securitized loans	87,861	332

Total loans managed	$491,438	$9,291

As of December 31, 2006
Loans held for investment	$378,119	$5,986
Loans held for sale	4,926	1
Securitized loans	68,962	99

Total loans managed	$452,007	$6,086

(1)	Represents the unpaid principal balance of loans held for investment and loans held for sale for which interest is no longer being accrued. In general, we prospectively discontinue accruing interest when payment of principal and interest becomes three months or more past due. For securitized loans, the amount represents the unpaid principal balance of loans that are three months or more past due.

Net credit losses incurred during the years ended December 31, 2007, 2006 and 2005 related to loans held in our portfolio and loans underlying Fannie Mae MBS issued from our portfolio were $516 million, $262 million and $145 million, respectively.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Acquired Property, Net

Acquired property, net consists of foreclosed property received in full satisfaction of a loan net of a valuation allowance for subsequent declines in the fair value of foreclosed properties. The following table displays the activity in acquired property and the related valuation allowance for the years ended December 31, 2007, 2006 and 2005.

	Acquired	Valuation	Acquired
	Property	Allowance(1)	Property, Net
	(Dollars in millions)

Balance, January 1, 2005	$1,778	$(74)	$1,704
Additions	2,953	(118)	2,835
Disposals	(2,880)	117	(2,763)
Write-downs, net of recoveries	—	(5)	(5)

Balance, December 31, 2005	1,851	(80)	1,771
Additions	3,255	(159)	3,096
Disposals	(2,849)	140	(2,709)
Write-downs, net of recoveries	—	(17)	(17)

Balance, December 31, 2006	2,257	(116)	2,141
Additions	5,131	(18)	5,113
Disposals	(3,535)	291	(3,244)
Write-downs, net of recoveries	—	(408)	(408)

Balance, December 31, 2007	$3,853	$(251)	$3,602

(1)	Primarily relates to property impairments in our Single-family segment.

During 2005, we began providing some of our acquired properties in the Gulf Coast region for use by families impacted by Hurricane Katrina. As such, we reclassified these properties from held for sale to held for use. Upon vacancy, such property is reclassified to held for sale. The following table displays the carrying amount of acquired properties held for use as of December 31, 2007, 2006 and 2005.

	As of December 31,
	2007	2006	2005
	(Dollars in millions)

Beginning balance, January 1	$224	$118	$—
Transfers in from held for sale, net	4	193	163
Transfers to held for sale, net	(113)	(76)	(39)
Depreciation and asset write-downs	(8)	(11)	(6)

Ending balance, December 31	$107	$224	$118

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

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

housing for low- and moderate-income families. Additionally, we issue long-term standby commitments that require us to purchase loans from lenders if the loans meet certain delinquency criteria.

We record a guaranty obligation for (i) guaranties on lender swap transactions issued or modified on or after January 1, 2003, pursuant to FIN 45, (ii) guaranties on portfolio securitization transactions, (iii) credit enhancements on mortgage revenue bonds, and (iv) our obligation to absorb losses under long-term standby commitments. Our guaranty obligation represents our estimated obligation to stand ready to perform on these guaranties. Our guaranty obligation is recorded at fair value at inception. The carrying amount of the guaranty obligation, excluding deferred profit, was $11.1 billion and $6.5 billion as of December 31, 2007 and 2006, respectively. We also record an estimate of incurred credit losses on these guaranties in “Reserve for guaranty losses” in the consolidated balance sheets, as discussed further in “Note 4, Allowance for Loan Losses and Reserve for Guaranty Losses.”

These guaranties expose us to credit losses on the mortgage loans or, in the case of mortgage-related securities, the underlying mortgage loans of the related securities. The contractual terms of our guaranties range from 30 days to 30 years. However, the actual term of each guaranty may be significantly less than the contractual term based on the prepayment characteristics of the related mortgage loans. For those guaranties recorded in the consolidated balance sheets, our maximum potential exposure under these guaranties is primarily comprised of the unpaid principal balance of the underlying mortgage loans, which was $2.1 trillion and $1.7 trillion as of December 31, 2007 and 2006, respectively. In addition, we had exposure of $206.5 billion and $254.6 billion for other guaranties not recorded in the consolidated balance sheets as of December 31, 2007 and 2006, respectively. Refer to “Note 18, Concentrations of Credit Risk” for further details on these guaranties. The maximum number of interest payments we would make with respect to each delinquent mortgage loan pursuant to these guaranties is typically 24 because generally we are contractually required to purchase a loan from an MBS trust when the loan is 24 months past due. Further, we expect that the number of interest payments that we would be required to make would be less than 24 to the extent that loans are either purchased earlier than the mandatory purchase date or are foreclosed upon prior to 24 months of delinquency.

The maximum exposure from our guaranties is not representative of the actual loss we are likely to incur, based on our historical loss experience. In the event we were required to make payments under our guaranties, we would pursue recovery of these payments by exercising our rights to the collateral backing the underlying loans and through available credit enhancements, which includes all recourse with third parties and mortgage insurance. The maximum amount we could recover through available credit enhancements and recourse with third parties on guaranties recorded in the consolidated balance sheets was $118.5 billion and $99.4 billion as of December 31, 2007 and 2006, respectively. The maximum amount we could recover through available credit enhancements and recourse with all third parties on other guaranties not recorded in the consolidated balance sheets was $22.7 billion and $28.8 billion as of December 31, 2007 and 2006, respectively.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Guaranty Obligations

The following table displays changes in “Guaranty obligations” in our consolidated balance sheets for the years ended December 31, 2007, 2006 and 2005.

	For the Year Ended December 31,
	2007	2006	2005
	(Dollars in millions)

Beginning balance, January 1	$11,145	$10,016	$8,784
Additions to guaranty obligations(1)	8,460	4,707	4,982
Amortization of guaranty obligation into guaranty fee income	(3,560)	(3,217)	(3,287)
Impact of consolidation activity(2)	(652)	(361)	(463)

Ending balance, December 31	$15,393	$11,145	$10,016

(1)	Represents the fair value of the contractual obligation and deferred profit at issuance of new guaranties.

(2)	Upon consolidation of MBS trusts, we derecognize our guaranty obligation to the respective trust.

Deferred profit is a component of “Guaranty obligations” in the consolidated balance sheets and is included in the table above. We record deferred profit on guaranties issued or modified on or after the adoption date of FIN 45 if the consideration we expect to receive for our guaranty exceeds the estimated fair value of the guaranty obligation. Deferred profit had a carrying amount of $4.3 billion and $4.6 billion as of December 31, 2007 and 2006, respectively. We recognized deferred profit amortization of $986 million, $1.2 billion and $1.5 billion for the years ended December 31, 2007, 2006 and 2005, respectively.

Guaranty Assets

As guarantor, at inception of a guaranty to an unconsolidated entity, we recognize a non-contingent liability for the fair value of our obligation to stand ready to perform over the term of the guaranty in the event that specified triggering events or conditions occur. We also record a guaranty asset that represents the present value of cash flows expected to be received as compensation over the life of the guaranty.

The following table displays changes in “Guaranty assets” in our consolidated balance sheets for the years ended December 31, 2007 and 2006.

	For the Year Ended December 31,
	2007	2006
	(Dollars in millions)

Beginning balance, January 1	$7,692	$6,848
Fair value of expected cash flows at issuance for new guaranteed Fannie Mae MBS issuances	4,658	3,186
Net change in fair value of guaranty assets from portfolio securitizations	29	45
Impact of amortization on guaranty contracts	(1,898)	(1,476)
Other-than-temporary impairment	(425)	(629)
Impact of consolidation of MBS trusts(1)	(390)	(282)

Ending balance, December 31	$9,666	$7,692

(1)	When we consolidate Fannie Mae MBS trusts, we derecognize the guaranty asset and guaranty obligation associated with the respective trust.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fannie Mae MBS Included in Investments in Securities

For Fannie Mae MBS included in “Investments in securities” in our consolidated balance sheets, we do not eliminate or extinguish the guaranty arrangement because it is a contractual arrangement with the unconsolidated MBS trusts. The fair value of Fannie Mae MBS is determined based on observable market prices because most Fannie Mae MBS are actively traded. Fannie Mae MBS receive high credit quality ratings primarily because of our guaranty. Absent our guaranty, Fannie Mae MBS would be subject to the credit risk on the underlying loans. We continue to recognize a guaranty obligation and a reserve for guaranty losses associated with these securities because we carry these securities in the consolidated financial statements as guaranteed Fannie Mae MBS. The fair value of the guaranty obligation, net of deferred profit, associated with Fannie Mae MBS included in “Investments in securities” approximates the fair value of the credit risk that exists on these Fannie Mae MBS absent our guaranty. The fair value of the guaranty obligation, net of deferred profit, associated with the Fannie Mae MBS included in “Investments in securities” was $438 million and $95 million as of December 31, 2007 and 2006, respectively.

Master Servicing

We do not perform the day-to-day servicing of mortgage loans in a MBS trust in a Fannie Mae securitization transaction; however, we are compensated to carry out administrative functions for the trust and oversee the primary servicer’s performance of the day-to-day servicing of the trust’s mortgage assets. This arrangement gives rise to either a MSA or a MSL.

The following table displays the carrying value and fair value of our MSA for the years ended December 31, 2007, 2006 and 2005.

	For the Year Ended December 31,
	2007	2006	2005
	(Dollars in millions)

Cost basis:
Beginning balance	$1,017	$812	$599
Additions	459	371	350
Amortization	(267)	(127)	(111)
Other-than-temporary impairments	(4)	(12)	(2)
Reductions for MBS trusts paid-off and impact of consolidation activity	(34)	(27)	(24)

Ending balance	1,171	1,017	812

Valuation allowance:
Beginning balance	9	9	19
LOCOM adjustments	171	155	96
LOCOM recoveries	(170)	(155)	(106)

Ending balance	10	9	9

Carrying value	$1,161	$1,008	$803

Fair value, beginning of period	$1,690	$1,452	$808

Fair value, end of period	$1,808	$1,690	$1,452

The carrying value of our MSL, which approximates its fair value, was $16 million and $11 million as of December 31, 2007 and 2006, respectively.

We recognized servicing income, referred to as “Trust management income” in our consolidated statements of operations, of $588 million and $111 million for the years ended December 31, 2007 and 2006, respectively.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Refer to “Note 1, Summary of Significant Accounting Policies,” for information regarding our servicing income in the form of “Trust management income” beginning in November 2006.

9.	Short-term Borrowings and Long-term Debt

We obtain the funds to finance our mortgage purchases and other business activities primarily by selling debt securities in the domestic and international capital markets. We issue a variety of debt securities to fulfill our ongoing funding needs.

Short-term Borrowings

Our short-term borrowings, borrowings with an original contractual maturity of one year or less, consist of both “Federal funds purchased and securities sold under agreements to repurchase” and “Short-term debt” in the consolidated balance sheets. The following table displays our outstanding short-term borrowings and weighted average interest rates as of December 31, 2007 and 2006.

	As of December 31,
	2007		2006
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Outstanding	Rate(1)	Outstanding	Rate(1)
	(Dollars in millions)

Federal funds purchased and securities sold under agreements to repurchase	$869	3.48%	$700	5.36%

Fixed short-term debt:
Discount notes	$233,258	4.45%	$158,785	5.16%
Foreign exchange discount notes	301	4.28	194	4.09
Other short-term debt	601	4.37	5,707	5.24

Total fixed short-term debt	234,160	4.45	164,686	5.16
Debt from consolidations	—	—	1,124	5.32

Total short-term debt	$234,160	4.45%	$165,810	5.16%

(1)	Includes discounts, premiums and other cost basis adjustments.

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

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term Debt

Long-term debt represents borrowings with an original contractual maturity of greater than one year. The following table provides details of our outstanding long-term debt as of December 31, 2007 and 2006.

	As of December 31,
	2007			2006
			Weighted			Weighted
			Average			Average
			Interest			Interest
	Maturities	Outstanding	Rate(1)	Maturities	Outstanding	Rate(1)
	(Dollars in millions)

Senior fixed:
Benchmark notes and bonds	2008-2030	$256,538	5.12%	2007-2030	$277,453	4.98%
Medium-term notes	2008-2017	202,315	5.06	2007-2016	239,033	4.75
Foreign exchange notes and bonds	2008-2028	2,259	3.30	2007-2028	4,340	3.88
Other long-term debt	2008-2038	69,717	6.01	2007-2038	55,273	6.05

Total senior fixed		530,829	5.20		576,099	4.98
Senior floating:
Medium-term notes	2008-2017	12,676	5.87	2007-2016	5,522	5.06
Other long-term debt	2017-2037	1,024	7.76	—	—	—

Total senior floating		13,700	6.01		5,522	5.06
Subordinated fixed:
Medium-term notes	2008-2011	3,500	5.62	2007-2011	5,500	5.38
Other subordinated debt	2012-2019	7,524	6.39	2012-2019	7,352	6.30

Total subordinated fixed		11,024	6.14		12,852	5.91
Debt from consolidations	2008-2039	6,586	5.95	2007-2039	6,763	5.98

Total long-term debt		$562,139	5.25%		$601,236	5.01%

(1)	Includes discounts, premiums and other cost basis adjustments.

Our long-term debt includes a variety of debt types. We issue both fixed and floating medium-term notes, which range in maturity from more than one to ten years and are issued through dealer banks. We also offer both senior and subordinated benchmark notes and bonds in large, regularly-scheduled issuances that provide increased efficiency, liquidity and tradability to the market. Our outstanding subordinated benchmark debt, net of discounts, premiums and other cost basis adjustments, was $11.0 billion and $12.9 billion as of December 31, 2007 and 2006, respectively. Additionally, we have issued notes and bonds denominated in several foreign currencies and are prepared to issue debt in numerous other currencies. All foreign currency-denominated transactions are effectively converted into U.S. dollars through the use of foreign currency swaps for the purpose of funding our mortgage assets.

Our other long-term debt includes callable and non-callable securities, which include all long-term non-benchmark securities, such as zero-coupons, fixed and other long-term securities, and are generally negotiated underwritings with one or more dealers or dealer banks.

Debt from Consolidations

Debt from consolidations includes debt from both MBS trust consolidations and certain secured borrowings. Debt from MBS trust consolidations represents our liability to third-party beneficial interest holders when the assets of a corresponding trust have been included in the consolidated balance sheets and we do not own all of

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the beneficial interests in the trust. Long-term debt from these transactions in the consolidated balance sheets as of December 31, 2007 and 2006 was $5.3 billion and $5.4 billion, respectively.

Additionally, we record a secured borrowing, to the extent of proceeds received, upon the transfer of financial assets from the consolidated balance sheets that does not qualify as a sale. Long-term debt from these transactions in the consolidated balance sheets as of December 31, 2007 and 2006 was $1.3 billion and $1.4 billion, respectively.

Characteristics of Debt

As of December 31, 2007 and 2006, the face amount of our debt securities was $804.3 billion and $773.4 billion, respectively. As of December 31, 2007 and 2006, we had zero-coupon debt with a face amount of $257.5 billion and $182.5 billion, respectively, which had an effective interest rate of 4.6% and 5.3%, respectively.

We issue callable debt instruments to manage the duration and prepayment risk of expected cash flows of the mortgage assets we own. Our outstanding debt as of December 31, 2007 and 2006 included $215.6 billion and $201.5 billion, respectively, of callable debt that could be redeemed in whole or in part at our option any time on or after a specified date.

The table below displays the amount of our long-term debt as of December 31, 2007 by year of maturity for each of the years 2008-2012 and thereafter. The first column assumes that we pay off this debt at maturity, while the second column assumes that we redeem our callable debt at the next available call date.

		Assuming Callable Debt
	Long-Term Debt by	Redeemed at Next
	Year of Maturity	Available Call Date
	(Dollars in millions)

2008	$105,424	$269,869
2009	79,060	81,517
2010	65,652	53,966
2011	43,979	35,066
2012	61,579	27,414
Thereafter	199,859	87,721
Debt from consolidations(1)	6,586	6,586

Total(2)	$562,139	$562,139

(1)	Contractual maturity of debt from consolidations is not a reliable indicator of expected maturity because borrowers of the underlying loans generally have the right to prepay their obligations at any time.

(2)	Reported amount includes a net discount and other cost basis adjustments of $11.6 billion.

The table below displays the amount of our debt called and repurchased and the associated weighted average interest rates for the years ended December 31, 2007, 2006 and 2005.

	For the Year Ended December 31,
	2007	2006	2005
	(Dollars in millions)

Debt called	$86,321	$24,137	$27,958
Weighted average interest rate of debt called	5.6%	5.9%	5.1%

Debt repurchased	$15,217	$15,515	$22,876
Weighted average interest rate of debt repurchased	5.6%	4.7%	4.1%

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unused Lines of Credit

We periodically use secured and unsecured intraday funding lines of credit provided by several large financial institutions. We post collateral which, in some circumstances, the secured party has the right to repledge to third parties. As these lines of credit are uncommitted intraday loan facilities, we may not be able to draw on them if and when needed. As of December 31, 2007 and 2006, we had secured uncommitted lines of credit of $28.0 billion and $31.0 billion, respectively, and unsecured uncommitted lines of credit of $2.5 billion. No amounts were drawn on these lines of credit as of December 31, 2007 and 2006.

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

Although derivative instruments are critical to our interest rate risk management strategy, we did not apply hedge accounting to instruments entered into during the three-year period ended December 31, 2007. As such, all fair value changes and gains and losses on these derivatives, including accrued interest, were recognized as “Derivatives fair value losses, net” in the consolidated statements of operations.

Prior to our adoption of SFAS 133, on January 1, 2001, certain of our derivative instruments met the criteria for hedge accounting under the accounting standards at that time. Accordingly, effective with our adoption of SFAS 133, we deferred gains of approximately $230 million from fair value-type hedges as basis adjustments to the related debt and $75 million for cash flow-type hedges in AOCI. As of December 31, 2007, the remaining amount of this initial deferral in AOCI and long-term debt is a loss of $10 million and a gain of $29 million, respectively.

The following table displays the amount of amortization related to our fair value-type hedges and cash flow-type hedges for the years ended 2007, 2006 and 2005.

	For the Year Ended December 31,
	2007	2006	2005
	(Dollars in millions)

Amortization of fair value-type hedges	$13	$18	$22
Amortization of cash flow-type hedges	5	7	7

Risk Management Derivatives

We issue various types of debt to finance the acquisition of mortgages and mortgage-related securities. We use interest rate swaps and interest rate options, in combination with our debt issuances, to better match both the duration and prepayment risk of our mortgages and mortgage-related securities, which we would not be able to accomplish solely through the issuance of debt. These instruments primarily include interest rate swaps, swaptions and caps. Interest rate swaps provide for the exchange of fixed and variable interest payments based on contractual notional principal amounts. These may include callable swaps, which give counterparties or us the right to terminate interest rate swaps before their stated maturities. Swaptions provide us with an option to enter into interest rate swaps at a future date. Caps provide ceilings on the interest rates of our variable-rate debt. We also use basis swaps, which provide for the exchange of variable payments based on different interest rate indices, such as the Treasury Bill rate, the Prime rate or the London Inter-Bank Offered Rate. Although our foreign-denominated debt represents less than 1% of total debt outstanding as of both

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007 and 2006, we enter into foreign currency swaps to effectively convert our foreign-denominated debt into U.S. dollars.

The following table displays the outstanding notional balances and the estimated fair value of our risk management derivative instruments as of December 31, 2007 and 2006.

	As of December 31,
	2007		2006
	Notional	Estimated Fair	Notional	Estimated Fair
	Amount	Value	Amount	Value
	(Dollars in millions)

Swaps:
Pay-fixed	$377,738	$(14,357)	$268,068	$(1,447)
Receive-fixed	285,885	6,390	247,084	(615)
Basis	7,001	(21)	950	(2)
Foreign currency	2,559	353	4,551	371
Swaptions:
Receive-fixed	124,651	5,877	114,921	3,721
Pay-fixed	85,730	849	95,350	1,102
Interest rate caps	2,250	8	14,000	124
Other(1)	650	71	469	65

	886,464	(830)	745,393	3,319
Accrued interest receivable	—	221	—	406

Total	$886,464	$(609)	$745,393	$3,725

(1)	Includes MBS options, swap credit enhancements and mortgage insurance contracts that are accounted for as derivatives. These mortgage insurance contracts have payment provisions that are not based on a notional amount.

Mortgage Commitment Derivatives

We enter into forward purchase and sale commitments that lock in the future delivery of mortgage loans and mortgage-related securities at a fixed price or yield. Certain commitments to purchase mortgage loans and purchase or sell mortgage-related securities meet the criteria of a derivative and these commitments are recorded in the consolidated balance sheets at fair value as either “Derivative assets at fair value” or “Derivative liabilities at fair value.” The following table displays the outstanding notional balance and the estimated fair value of our mortgage commitment derivatives as of December 31, 2007 and 2006.

	As of December 31,
	2007		2006
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Dollars in millions)

Mortgage commitments to purchase whole loans	$1,895	$6	$1,741	$(6)
Forward contracts to purchase mortgage-related securities	25,728	91	16,556	(25)
Forward contracts to sell mortgage-related securities	27,743	(108)	21,631	53

Total	$55,366	$(11)	$39,928	$22

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Income Taxes

FIN No. 48, Accounting for Uncertainty in Income Taxes

On January 1, 2007, we adopted FIN 48 and recorded an increase to retained earnings of $4 million to record the cumulative effect adjustment related to uncertain tax positions. Upon adoption, we had unrecognized tax benefits of $163 million, of which $8 million, if resolved favorably, would reduce our effective tax rate in future periods. The remaining $155 million represents temporary differences.

The following table displays the changes in our unrecognized tax benefits for the year ended December 31, 2007.

For the Year Ended
December 31, 2007
(Dollars in millions)

Beginning balance as of January 1	$163
Additions based on tax positions related to current year	9
Reductions for tax positions of prior years	(48)

Ending balance as of December 31	$124

As of December 31, 2007, $8 million of the $124 million of unrecognized tax benefits, if resolved favorably, would reduce our effective tax rate in future periods. As of January 1, 2007 and December 31, 2007, we had accrued interest payable related to unrecognized tax benefits of $21 million and $28 million, respectively, and did not recognize any tax penalty payable. It is reasonably possible that changes in our gross balance of unrecognized tax benefits may occur within the next 12 months, including possible changes arising from an Internal Revenue Service (“IRS”) review of fair value losses we recognized on certain securities held in our portfolio. The potential increase in the unrecognized tax benefit related to these fair market value losses is in the range of $900 million to $1.4 billion. This increase in our unrecognized tax benefit would represent a temporary difference; therefore, it would not result in a change to our effective tax rate.

Provision (Benefit) for Income Taxes

We operate as a government-sponsored enterprise. We are subject to federal income tax, but we are exempt from state and local income taxes. The following table displays the components of our provision for federal income taxes for the years ended December 31, 2007, 2006 and 2005.

	For the Year Ended December 31,
	2007	2006	2005
	(Dollars in millions)

Current income tax expense	$757	$745	$874
Deferred income tax (benefit) expense	(3,809)	(579)	403
Other, non-current tax benefit	(39)	—	—

Provision (benefit) for federal income taxes	$(3,091)	$166	$1,277

The table above excludes the income tax effect of our unrealized gains and losses on AFS securities and on our guaranty assets and buy-ups, as well as the actuarial gains, prior service cost and transition obligation for our defined benefit plans, since the tax effect of these items is recognized directly in “Stockholders’ equity.” Stockholders’ equity increased by $491 million and $182 million for the years ended December 31, 2007 and 2006, respectively, as a result of these tax effects. Additionally, the table above does not reflect the tax impact of extraordinary gains (losses) as this amount is recorded in the consolidated statements of operations, net of tax effect. We recorded a tax benefit of $8 million related to extraordinary losses for the year ended

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007. We recorded tax expense of $7 million and $29 million related to extraordinary gains for the years ended December 31, 2006 and 2005, respectively.

The following table displays the difference between our effective tax rates and the statutory federal tax rates for the years ended December 31, 2007, 2006 and 2005 respectively.

	For the Year Ended December 31,
	2007	2006	2005

Statutory corporate tax rate	35.0%	35.0%	35.0%
Tax-exempt interest and dividends-received deductions	4.6	(6.0)	(4.0)
Equity investments in affordable housing projects	20.1	(25.0)	(13.1)
Other	0.6	(0.1)	(1.0)

Effective tax rate	60.3%	3.9%	16.9%

The effective tax rate is the provision for federal income taxes, excluding the tax effect of extraordinary items and cumulative effect of change in accounting principle, expressed as a percentage of income before federal income taxes. The effective tax rate for the years ended December 31, 2007, 2006 and 2005 is different from the federal statutory rate of 35% primarily due to the benefits of our investments in housing projects eligible for the low-income housing tax credit and other equity investments that provide tax credits, as well as our holdings of tax-exempt investments.

The following table displays our deferred tax assets and deferred tax liabilities as of December 31, 2007 and 2006.

	As of December 31,
	2007	2006(1)
	(Dollars in millions)

Deferred tax assets:
Debt and derivative instruments	$5,644	$4,796
Allowance for loan losses and basis in acquired property, net	2,070	556
Partnership credits	1,883	1,081
Net guaranty assets and obligations and related credits	1,752	1,391
Mortgage and mortgage-related assets	854	370
Cash fees and other upfront payments	669	196
Employee compensation and benefits	208	245

Total deferred tax assets	13,080	8,635

Deferred tax liabilities:
Partnership and equity investments	39	75
Other, net	74	55

Total deferred tax liabilities	113	130

Net deferred tax assets	$12,967	$8,505

(1)	Prior year amounts have been reclassified to conform to the current year presentation.

We have not established a valuation allowance against our net deferred tax assets as of December 31, 2007, as we believe that it is more likely than not that all of these assets will be realized. We evaluate the realizability of our deferred tax assets based on the weight of all positive and negative evidence pursuant to SFAS 109. After considering all available evidence, including estimates of future taxable income, we believe that our net deferred tax assets are realizable over the periods in which they are available. Should future events

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

significantly alter current forecasts of taxable income, a substantial valuation allowance for our net deferred tax assets may be required.

As of December 31, 2007, we had tax credit carry forwards of $1.9 billion that expire starting in 2026.

The IRS is currently examining our 2005 and 2006 federal income tax returns. The IRS Appeals Division is currently considering issues related to tax years 1999-2004.

12.	Earnings Per Share

The following table displays the computation of basic and diluted earnings per share of common stock.

	For the Year Ended December 31,
	2007	2006	2005
	(Dollars and shares in millions, except per share amounts)

Income (loss) before extraordinary gains (losses)	$(2,035)	$4,047	$6,294
Extraordinary gains (losses), net of tax effect	(15)	12	53

Net income (loss)	(2,050)	4,059	6,347
Preferred stock dividends and issuance costs at redemption	(513)	(511)	(486)

Net income (loss) available to common stockholders—basic	(2,563)	3,548	5,861
Convertible preferred stock dividends(1)	—	—	135

Net income (loss) available to common stockholders—diluted	$(2,563)	$3,548	$5,996

Weighted-average common shares outstanding—basic	973	971	970
Dilutive potential common shares:
Stock-based awards(2)	—	1	1
Convertible preferred stock(3)	—	—	27

Weighted-average common shares outstanding—diluted	973	972	998

Basic earnings (loss) per share:
Earnings (loss) before extraordinary gains (losses)(4)	$(2.62)	$3.64	$5.99
Extraordinary gains (losses), net of tax effect	(0.01)	0.01	0.05

Basic earnings (loss) per share	$(2.63)	$3.65	$6.04

Diluted earnings (loss) per share:
Earnings (loss) before extraordinary gains (losses)(4)	$(2.62)	$3.64	$5.96
Extraordinary gains (losses), net of tax effect	(0.01)	0.01	0.05

Diluted earnings (loss) per share	$(2.63)	$3.65	$6.01

(1)	In the computation of diluted EPS, convertible preferred stock dividends are added back to net income available to common stockholders when the assumed conversion of the preferred shares is dilutive and is assumed to be converted from the beginning of the period.

(2)	Represents incremental shares from in-the-money nonqualified stock options and other performance awards. Weighted-average options and performance awards to purchase approximately 23 million, 20 million and 22 million shares of common stock for the years ended December 31, 2007, 2006 and 2005, respectively, were outstanding in each period, but were excluded from the computation of diluted EPS since they would have been anti-dilutive.

(3)	Represents incremental shares from the assumed conversion of outstanding convertible preferred stock when the assumed conversion of the preferred shares is dilutive and is assumed to be converted from the beginning of the year.

(4)	Amount is net of preferred stock dividends and issuance costs at redemption.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Stock-Based Compensation Plans

We have two stock-based compensation plans, the 1985 Employee Stock Purchase Plan and the Stock Compensation Plan of 2003. Under these plans, we offer various stock-based compensation programs where we provide employees an opportunity to purchase Fannie Mae common stock or we periodically make stock awards to certain employees in the form of nonqualified stock options, performance share awards, restricted stock awards, restricted stock units or stock bonus awards. In connection with our stock-based compensation plans, we recorded compensation expense of $118 million, $116 million and $33 million for the years ended December 31, 2007, 2006 and 2005, respectively. The compensation expense amount for 2005 included a $64 million benefit related to the reversal of amounts previously recorded under our Performance Share Program as discussed below. In both 2007 and 2006, we recognized $2 million of compensation cost related to stock awards granted prior to the adoption of SFAS 123R to employees eligible for retirement.

Stock-Based Compensation Plans

The 1985 Employee Stock Purchase Plan (the “1985 Purchase Plan”) provides employees an opportunity to purchase shares of Fannie Mae common stock at a discount to the fair market value of the stock during specified purchase periods. Our Board of Directors sets the terms and conditions of offerings under the 1985 Purchase Plan, including the number of available shares and the size of the discount. The aggregate maximum number of shares of common stock available for employee purchase is 50 million. Since inception, we have made available 38,039,742 shares under the 1985 Purchase Plan. In any purchase period, the maximum number of shares available for purchase by an eligible employee is the largest number of whole shares having an aggregate fair market value on the first day of the purchase period that does not exceed $25,000. The shares offered under the 1985 Purchase Plan are authorized and unissued shares of common stock or treasury shares.

The Stock Compensation Plan of 2003 (the “2003 Plan”) is the successor to the Stock Compensation Plan of 1993 (the “1993 Plan”). The 2003 Plan enables us to make stock awards in various forms and combinations. Under the 2003 Plan, these include stock options, stock appreciation rights, restricted stock, restricted stock units, performance share awards and stock bonus awards. The aggregate maximum number of shares of common stock available for award to employees and non-management directors under the 2003 Plan is 40 million. Including the effects of cancellations, we have awarded 9,854,414 shares under this plan since inception. The shares awarded under the 2003 Plan may be authorized and unissued shares, treasury shares or shares purchased on the open market.

Stock-Based Compensation Programs

Nonqualified Stock Options

Under the 2003 Plan, we may grant stock options to eligible employees and non-management members of the Board of Directors. Generally, employees and non-management directors cannot exercise their options until at least one year subsequent to the grant date, and they expire ten years from the date of grant. Typically, options vest 25% per year beginning on the first anniversary of the date of grant. The exercise price of each option is equal to the fair market value of our common stock on the date we grant the option.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We recorded compensation expense for these nonqualified stock options of $9 million, $21 million, and $23 million for the years ended December 31, 2007, 2006, and 2005, respectively. The following table displays nonqualified stock option information for the years ended December 31, 2007, 2006 and 2005.

	2007	2006
	(Dollars in millions)

For the Year Ended December 31:
Cash proceeds from exercise of options	$35	$22
As of December 31:
Unrecognized compensation cost related to unvested options	$—	$9
Expected weighed average life of unvested options	0.1 years	0.7 years

The following table displays nonqualified stock option activity for the years ended December 31, 2007, 2006 and 2005.

	For the Year Ended December 31,
	2007			2006			2005
			Weighted-			Weighted-			Weighted-
		Weighted-	Average		Weighted-	Average		Weighted-	Average
		Average	Fair		Average	Fair Value		Average	Fair Value
		Exercise	Value at		Exercise	at Grant		Exercise	at Grant
	Options	Price	Grant Date	Options	Price	Date	Options	Price	Date
	(Shares in thousands)

Beginning balance, January 1	19,749	$70.44	$22.97	21,964	$68.93	$22.39	24,849	$67.10	$21.65
Granted	—	—	—	—	—	—	16	65.03	16.97
Exercised	(999)	51.17	15.95	(1,172)	39.71	11.68	(1,356)	30.24	7.98
Forfeited and/or expired	(1,719)	67.27	21.79	(1,043)	73.10	23.58	(1,545)	73.19	22.99

Ending balance, December 31	17,031	$71.90	$23.49	19,749	$70.44	$22.97	21,964	$68.93	$22.39

Options exercisable, December 31	16,726	$71.79	$23.54	18,305	$70.18	$23.19	18,858	$68.19	$22.75

Options vested or expected to vest as of December 31(1)	17,030	$71.90	$23.50	19,720	$70.44	$22.98

(1)	Includes vested shares and nonvested shares after an estimated forfeiture rate is applied.

The following table displays the values and terms for nonqualified stock options exercised, outstanding and exercisable as of December 31, 2007 and 2006.

	2007	2006
	(Dollars in millions)

For the Year Ended December 31:
Intrinsic value for options exercised	$13	$21
Total fair value of options vested	19	30
As of December 31:
Intrinsic value of in-the-money options outstanding	$—	$16
Weighted-average remaining contractual term on options outstanding	2.9 years	3.8 years
Weighted-average remaining contractual term on options exercisable	2.9 years	3.6 years

Performance-Based Stock Bonus Award

In 2006 and 2005, the Compensation Committee of our Board of Directors approved the grant of a Performance-Based Stock Bonus Award. Under this program, eligible employees were awarded up to 46 and 42 shares, respectively, of Fannie Mae common stock. Receipt of shares was contingent on our achievement of

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

certain corporate objectives for 2006 and 2005. Employees eligible for the 2006 and 2005 Performance-Based Stock Bonus Awards included certain regular and term employees scheduled to work more than 20 hours per week, who were employed by us on or before March 1, 2006 and 2005, and who remained employed in an eligible status through December 29, 2006 and December 30, 2005, respectively. We recorded compensation expense of $13 million and $12 million for the years ended December 31, 2006 and 2005, respectively, for this program. The weighted-average grant date fair value for shares granted during 2006 and 2005 were $53.18 and $58.26, respectively. There was no Performance-Based Stock Bonus Award offering for the year ended December 31, 2007.

Performance Share Program

Under the 1993 and 2003 Plans, certain eligible employees may be awarded performance shares. This program has been made available only to Senior Vice Presidents and above. Under the plans, the terms and conditions of the awards are established by the Compensation Committee for the 2003 Plan and by the non-management members of the Board of Directors for the 1993 Plan. Performance shares become actual awards of common stock if the goals set for the multi-year performance cycle are attained. At the end of the performance period, we typically distribute common stock in two or three installments over a period not longer than three years as long as the participant remains employed by Fannie Mae. Generally, dividend equivalents are earned on unpaid installments of completed cycles and are paid at the same time the shares are delivered to participants. The aggregate market value of performance shares awarded is capped at three times the stock price on the date of grant. The Board authorized and granted 517,373 shares for the three-year performance period beginning in January of 2004. Performance shares had a weighted-average grant date fair value of $71.83 in 2004. There were no Performance Share Program shares awarded in the three-year period ended December 31, 2007.

On February 15, 2007, our Board of Directors determined that the remaining unpaid portion of the 2001-2003 performance period, totaling 286,549 shares, and the entire unpaid amount of the 2002-2004 performance period, totaling 585,341 shares, would not be paid. As a result, previously recorded compensation expense of $44 million was reversed in 2005 resulting in a benefit of $44 million recorded as “Salaries and employee benefits expense” in the 2005 consolidated statement of operations. Performance shares for the 2003-2005 and 2004-2006 performance periods were not issued as of December 31, 2005, because the Compensation Committee had not yet determined if we achieved our goals for each of those performance periods; however, the contingent share amounts were reduced to reflect our then current estimate of payment, reducing previously recorded compensation expense by an additional $20 million resulting in a total benefit of $64 million recorded as “Salaries and employee benefits expense” in the 2005 consolidated statement of operations. Outstanding contingent grants of common stock under the Performance Share Program as of December 31, 2005, totaled 171,937 and 181,804 for the 2004-2006 and 2003-2005 performance periods, respectively.

On June 15, 2007, our Board of Directors determined that a portion of contingent shares for the 2003-2005 and 2004-2006 performance periods would be paid based on a review of both quantitative and qualitative measures. As such, outstanding contingent grants of common stock under the Performance Share Program as of December 31, 2006, totaled 141,247 shares and 145,443 shares to be issued for the 2004-2006 and 2003-2005 performance periods, respectively, which was lower than our estimated payout amount as of December 31, 2005. In 2006, we reduced our 2005 estimated accrual to the amount approved by our Board of Directors. This reduction, combined with 2006 expense for the shares approved to be paid, resulted in no expense being recorded in the 2006 consolidated statement of operations. During the year ended December 31, 2007, 58,956 shares and 102,153 shares were issued for the 2004-2006 and 2003-2005 performance periods, respectively. The balance of outstanding contingent grants of common stock under the Performance Share Program as of December 31, 2007 to be issued for the 2004-2006 and 2003-2005 performance periods totaled 82,295 shares and 43,292 shares, respectively.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Program

Under the 1993 and 2003 Plans, employees may be awarded grants as restricted stock awards (“RSA”) and, under the 2003 Plan, also as restricted stock units (“RSU”), depending on years of service and age at the time of grant. Each RSU represents the right to receive a share of common stock at the time of vesting. As a result, RSUs are generally similar to restricted stock, except that RSUs do not confer voting rights on their holders. By contrast, the RSAs do have voting rights. Vesting of the grants is based on continued employment. In general, grants vest in equal annual installments over three or four years beginning on the first anniversary of the date of grant. Based on the share’s fair value at grant date for each grant, the fair value of restricted stock vested in 2007 and 2006 was $91 million and $68 million, respectively. The compensation expense related to restricted stock is based on the grant date fair value of our common stock.

The following table displays restricted stock activity for the years ended December 31, 2007, 2006 and 2005.

	For the Year Ended December 31,
	2007		2006		2005
		Weighted		Weighted		Weighted
		Average Fair	Number	Average Fair		Average Fair
	Number of	Value at	of	Value at	Number	Value at
	Shares	Grant Date	Shares	Grant Date	of Shares	Grant Date
	(Shares in thousands)

Nonvested as of January 1	3,399	$60.15	3,025	$66.35	1,523	$75.32
Granted(1)	2,886	56.95	1,694	53.57	2,240	61.89
Vested	(1,457)	62.25	(1,030)	65.81	(453)	73.65
Forfeited	(453)	57.84	(290)	66.36	(285)	67.47

Nonvested as of December 31	4,375	$57.67	3,399	$60.15	3,025	$66.35

(1)	For the year ended December 31, 2007, no shares were granted under the 1993 plan. For the years ended December 31, (1) 2006 and 2005, total number of shares includes 15 shares and 291 shares, respectively, under the 1993 plan.

We recorded compensation expense for these restricted stock grants of $108 million, $82 million and $61 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The following table displays information related to unvested restricted stock as of December 31, 2007 and 2006.

	As of December 31,
	2007	2006
	(Dollars in millions)

Unrecognized compensation cost	$148	$122
Expected weighted-average life of unvested restricted stock	2.4 years	2.3 years

Stock Appreciation Rights

Under the 2003 Plan, we are permitted to grant to employees Stock Appreciation Rights (“SARs”), an award of common stock or an amount of cash, or a combination of shares of common stock and cash, the aggregate amount or value of which is determined by reference to a change in the fair value of the common stock. No SARs were granted in the three-year period ended December 31, 2007.

Shares Available for Future Issuance

The 1985 Purchase Plan and the 2003 Plan allow us to issue up to 90 million shares of common stock to eligible employees for all programs. As of December 31, 2007, 11,960,258 shares and 30,145,586 shares remained available for grant under the 1985 Purchase Plan and the 2003 Plan, respectively.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Employee Retirement Benefits

We sponsor both defined benefit plans and defined contribution plans for our employees, as well as a healthcare plan that provides certain health benefits for retired employees and their dependents.

Defined Benefit Pension Plans and Postretirement Health Care Plan

Our defined benefit pension plans include qualified and nonqualified noncontributory plans. Pension plan benefits are based on years of credited service and a percentage of eligible compensation. All regular full-time employees and regular part-time employees regularly scheduled to work at least 1,000 hours per year are eligible to participate in the qualified defined benefit pension plan. We fund our qualified pension plan through employer contributions to a qualified irrevocable trust that is maintained for the sole benefit of plan participants and their beneficiaries. Contributions to our qualified pension plan are subject to a minimum funding requirement and a maximum funding limit under the Employee Retirement Income Security Act of 1974 (“ERISA”) and IRS regulations. Although we were not required to make any contributions to the qualified plan in 2007, 2006 or 2005, we did elect to make discretionary contributions in 2006 and 2005. Participation in this plan was changed in the fourth quarter of 2007. Refer to “Changes to Benefit Plans” below.

Our nonqualified pension plans include an Executive Pension Plan, Supplemental Pension Plan and the 2003 Supplemental Pension Plan, which is a bonus-based plan. These plans cover certain employees and supplement the benefits payable under the qualified pension plan. The Compensation Committee of the Board of Directors selects those who can participate in the Executive Pension Plan. The Board of Directors approves the pension goals under the Executive Pension Plan for participants who are at the level of Executive Vice President and above and payments are reduced by any amounts payable under the qualified plan. Participants typically vest in their benefits under the Executive Pension Plan after ten years of service as a participant, with partial vesting usually beginning after five years. Benefits under the Executive Pension Plan are paid through a rabbi trust. Participation in this plan was changed in the fourth quarter of 2007. Refer to “Changes to Benefit Plans” below.

The Supplemental Pension Plan provides retirement benefits to employees who do not receive a benefit from the Executive Pension Plan and whose salary exceeds the statutory compensation cap applicable to the qualified plan or whose benefit is limited by the statutory benefit cap. Similarly, the 2003 Supplemental Pension Plan provides additional benefits to our officers based on the annual cash bonus received by an officer, but the amount of bonus considered is limited to 50% of the officer’s salary. We pay benefits for our unfunded Supplemental Pension Plans from our cash and cash equivalents. Participation in these plans was changed in the fourth quarter of 2007. Refer to “Changes to Benefit Plans” below.

We also sponsor a contributory postretirement Health Care Plan that covers substantially all regular full-time employees who meet the applicable age and service requirements. We accrue and pay the benefits for our unfunded postretirement Health Care Plan from our cash and cash equivalents. Net periodic benefit costs are determined on an actuarial basis and are included in “Salaries and employee benefits expense” in the consolidated statements of operations. Participation and benefits in this plan were changed in the fourth quarter of 2007. Refer to “Changes to Benefit Plans” below.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays components of our net periodic benefit costs for our qualified and nonqualified pension plans and our postretirement Health Care Plan for the years ended December 31, 2007, 2006 and 2005.

	For the Year Ended December 31,
	2007			2006			2005
	Pension Plans		Other Post-	Pension Plans		Other Post-	Pension Plans		Other Post-
		Non-	Retirement		Non-	Retirement		Non-	Retirement
	Qualified	Qualified	Plan	Qualified	Qualified	Plan	Qualified	Qualified	Plan
	(Dollars in millions)

Service cost	$58	$11	$14	$53	$10	$12	$47	$10	$11
Interest cost	48	10	11	44	9	10	37	9	9
Expected return on plan assets	(57)	—	—	(44)	—	—	(40)	—	—
Curtailment (gain) loss	5	(3)	9	—	—	—	—	—	—
Amortization of initial transition obligation	—	—	2	—	—	2	—	—	2
Amortization of prior service cost (credit)	1	2	(1)	—	3	(1)	—	2	(1)
Amortization of net loss	—	2	1	7	3	2	5	3	1

Net periodic benefit cost	$55	$22	$36	$60	$25	$25	$49	$24	$22

Prior service costs, which are changes in benefit obligations due to plan amendments, are amortized over the average remaining service period for active employees for our pension plans and prior to the full eligibility date for the other postretirement Health Care Plan. Amortization of prior service costs and unrecognized gains or losses are included in the net periodic benefit costs in “Salaries and employee benefits expense” in the consolidated statements of operations.

The following table displays amounts recorded in AOCI that have not been recognized as components of net periodic benefit cost for the years ended December 31, 2007 and 2006.

	For the Years Ended December 31,
	2007			2006
	Pension Plans		Other Post-	Pension Plans		Other Post-
		Non-	Retirement		Non-	Retirement
	Qualified	Qualified	Plan	Qualified	Qualified	Plan
	(Dollars in millions)

Net actuarial (gain) loss	$(38)	$(5)	$28	$59	$25	$32
Net prior service cost (credit)	7	7	(71)	10	7	(7)
Net transition obligation	—	—	9	—	—	12

Pre-tax amount recorded in AOCI	$(31)	$2	$(34)	$69	$32	$37

After-tax amount recorded in AOCI	$(21)	$1	$(28)	$45	$20	$16

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays the changes in the pre-tax amounts in AOCI for the year ended December 31, 2007.

	For the Year Ended December 31, 2007
			Other Post-
	Pension Plans		Retirement
	Qualified	Non-Qualified	Plan
	(Dollars in millions)

Actuarial (Gain) Loss
Beginning balance, January 1	$59	$25	$32
Current year actuarial gain	(53)	(21)	(3)
Actuarial gain due to curtailments	(44)	(7)	—
Amortization	—	(2)	(1)

Ending balance, December 31	$(38)	$(5)	$28

Prior Service Cost (Credit)
Beginning balance, January 1	$10	$7	$(7)
Current year prior service cost (credit)	2	—	(66)
Prior service cost (credit) due to curtailments	(4)	2	1
Amortization	(1)	(2)	1

Ending balance, December 31	$7	$7	$(71)

Transition Obligation
Beginning balance, January 1	$—	$—	$12
Adjustment recognized due to curtailments	—	—	(1)
Amortization	—	—	(2)

Ending balance, December 31	$—	$—	$9

The following table displays pre-tax amounts in AOCI as of December 31, 2007 expected to be recognized as components of net periodic benefit cost in 2008.

	As of December 31, 2007
			Other Post-
	Pension Plans		Retirement
	Qualified	Non-Qualified	Plan
	(Dollars in millions)

Net actuarial (gain) loss	$—	$(1)	$1
Net prior service cost (credit)	1	2	(5)
Net transition obligation	—	—	2

Total	$1	$1	$(2)

There were no plan assets returned to us as of February 26, 2008 and we do not expect any plan assets to be returned to us during the remainder of 2008.

Contributions to the qualified pension plan increase the plan assets while contributions to the unfunded plans are made to fund current period benefit payments or to fulfill annual funding requirements. We were not required to make minimum contributions to our qualified pension plan for each of the years in the three-year period ended December 31, 2007 since we met the minimum funding requirements as prescribed by ERISA. However, we made discretionary contributions to our qualified pension plan of $80 million and $37 million for the years ended December 31, 2006 and 2005, respectively. We did not make a discretionary contribution to our qualified pension plan during 2007 and we do not expect to make a contribution to this plan in 2008. For our nonqualified pension plans and our postretirement benefit plan, we contributed $5 million and

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$4 million, respectively, for the year ended December 31, 2007. During 2008, we expect to contribute $5 million to our nonqualified pension plans and $7 million to our postretirement benefit plan.

The following table displays the status of our pension and postretirement plans as of December 31, 2007 and 2006.

	As of December 31,
	2007			2006
	Pension Plans		Other Post-	Pension Plans		Other Post-
		Non-	Retirement		Non-	Retirement
	Qualified	Qualified	Plan	Qualified	Qualified	Plan
	(Dollars in millions)

Change in Benefit Obligation
Benefit obligation at beginning of year	$770	$161	$174	$708	$164	$163
Service cost	58	11	14	53	10	12
Interest cost	48	10	11	44	9	10
Plan participants’ contributions	—	—	1	—	—	1
Plan amendments	—	—	(66)	9	(9)	—
Net actuarial gain	(76)	(21)	(3)	(34)	(9)	(8)
Curtailments	(44)	(8)	2	—	—	—
Special termination benefits	—	—	6	—	—	—
Benefits paid	(12)	(5)	(5)	(10)	(4)	(4)

Benefit obligation at end of year	$744	$148	$134	$770	$161	$174

Change in Plan Assets
Fair value of plan assets at beginning of year	$769	$—	$—	$602	$—	$—
Actual return on plan assets	31	—	—	97	—	—
Employer contributions	—	5	4	80	4	3
Plan participants’ contributions	—	—	1	—	—	1
Benefits paid	(12)	(5)	(5)	(10)	(4)	(4)

Fair value of plan assets at end of year	$788	$—	$—	$769	$—	$—

Amounts Recognized in the Consolidated Balance Sheets
Deferred tax assets	$(11)	$1	$(6)	$23	$11	$21
Prepaid benefit cost	44	—	—	—	—	—
Accrued benefit cost	—	(148)	(134)	(1)	(161)	(174)
Accumulated other comprehensive (income) loss	(21)	1	(28)	45	20	16

Net amount recognized	$12	$(146)	$(168)	$67	$(130)	$(137)

Actuarial gains or losses reflect annual changes in the amount of either the benefit obligation or the fair value of plan assets that result from the difference between actual experience and projected amounts or from changes in assumptions.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays information pertaining to the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for our pension plans as of December 31, 2007 and 2006.

	As of December 31,
	2007		2006
	Pension Plans		Pension Plans
		Non-		Non-
	Qualified	Qualified	Qualified	Qualified
	(Dollars in millions)

Projected benefit obligation	$744	$148	$770	$161
Accumulated benefit obligation	604	127	564	121
Fair value of plan assets	788	—	769	—

Our current funding policy for the qualified pension plan is to contribute an amount at least equal to the minimum required contribution under ERISA as well as to maintain a 105% current liability funded status as of January 1 of every year. The plan assets of our funded qualified pension plan were greater than our accumulated benefit obligation by $184 million and $205 million as of December 31, 2007 and 2006, respectively.

The pension and postretirement benefit amounts recognized in the consolidated financial statements are determined on an actuarial basis using several different assumptions that are measured as of December 31, 2007, 2006 and 2005. The following table displays the actuarial assumptions for our principal plans used in determining the net periodic benefit cost for the years ended December 31, 2007, 2006 and 2005 and the projected and accumulated benefit obligations as of December 31, 2007, 2006 and 2005.

	As of December 31,
	Pension Benefits				Postretirement Benefits
	2007		2006	2005	2007		2006	2005

Weighted average assumptions used to determine net periodic benefit costs:
Discount rate	6.20	%(1)	5.75%	5.75%	6.20	%(1)	5.75%	5.75%
Average rate of increase in future compensation	5.75		5.75	5.75
Expected long-term weighted average rate of return on plan assets	7.50		7.50	7.50
Weighted average assumptions used to determine benefit obligation at year-end:
Discount rate	6.40%		6.00%	5.75%	6.40%		6.00%	5.75%
Average rate of increase in future compensation	5.00		5.75	5.75
Health care cost trend rate assumed for next year:
Pre-65					8.00%		9.00%	10.00%
Post-65					8.00		9.00	10.00
Rate that cost trend rate gradually declines to and remains at					5.00		5.00	5.00
Year that rate reaches the ultimate trend rate					2014		2011	2011

(1)	The pension and postretirement benefit plans were remeasured as of August 31, 2007 and November 30, 2007. As a result, a discount rate of 6.00% was used for the period January 1 through August 31, a discount rate of 6.35% was used for the period September 1 through November 30, and a discount of 6.20% was used for the period December 1 through December 31.

As of December 31, 2007, the effect of a 1% increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation by $3 million and the net periodic postretirement benefit cost by $1 million. The effect of a 1% decrease in this rate would decrease the accumulated postretirement benefit obligation by $4 million and the net periodic postretirement benefit cost by $1 million.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of our reduction in workforce from involuntary severance and our voluntary retirement window program offered during the third quarter of 2007, our pension and postretirement assets and liabilities were remeasured as of August 31, 2007. In addition, as a result of changes to our qualified and nonqualified pension plans and to our postretirement benefit plan, our pension and postretirement assets and liabilities were remeasured as of November 30, 2007. Refer to “Changes to Benefit Plans” below. These remeasurements resulted in curtailment charges that increased “Salaries and employee benefits expense” in the consolidated statement of operations by $11 million for the year ended December 31, 2007, which included $6 million for the cost of providing special termination benefits under our postretirement benefit plan resulting from our voluntary retirement window program. There were no additional cash contributions as a result of these curtailments, and we recorded a $44 million prepaid asset in our consolidated balance sheet as of December 31, 2007 to reflect the overfunded status of our qualified pension plan. As a result of these remeasurements, the discount rate used to calculate net periodic benefit cost increased to 6.35% beginning September 1, 2007, and then decreased to 6.20% beginning December 1, 2007.

We review our pension and postretirement benefit plan assumptions on an annual basis. We calculate the net periodic benefit cost each year based on assumptions established at the end of the previous calendar year, unless we remeasure as a result of a curtailment. In determining our net periodic benefit costs, we assess the discount rate to be used in the annual actuarial valuation of our pension and postretirement benefit obligations at year-end. We consider the current yields on high-quality, corporate fixed-income debt instruments with maturities corresponding to the expected duration of our benefit obligations and supported by cash flow matching analysis based on expected cash flows specific to the characteristics of our plan participants, such as age and gender. As of December 31, 2007, the discount rate used to determine our obligation increased by 40 basis points, reflecting a corresponding rate increase in corporate-fixed income debt instruments during 2007. We also assess the long-term rate of return on plan assets for our qualified pension plan. The return on asset assumption reflects our expectations for plan-level returns over a term of approximately seven to ten years. Given the longer-term nature of the assumption and a stable investment policy, it may or may not change from year to year. However, if longer-term market cycles or other economic developments impact the global investment environment, or asset allocation changes are made, we may adjust our assumption accordingly. The expected long-term rate of return on plan assets for 2007 remained unchanged from the 2006 rate of 7.5%. Changes in assumptions used in determining pension and postretirement benefit plan expense resulted in a decrease in expense of $10 million in the consolidated statement of operations for the year ended December 31, 2007. There was no material effect on the consolidated statements of operations as a result of changes in assumptions for the years ended December 31, 2006 or 2005.

The allocation of our qualified pension plan assets based on fair value as of December 31, 2007 and 2006, and the target allocation, by asset category, are displayed below.

		Asset
		Allocation
		as of
	Target	December 31,
Investment Type	Allocation	2007	2006

Equity securities	75-85%	84%	84%
Fixed income securities	12-20%	14	15
Other	0-2%	2	1

Total		100%	100%

Our investment strategy is to diversify our plan assets across a number of investments to reduce our concentration risk and maintain an asset allocation that allows us to meet current and future benefit obligations. The assets of the qualified pension plan consist primarily of exchange-listed stocks, the majority of which are held in a passively managed index fund. We also invest in actively managed equity portfolios,

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which are restricted from investing in shares of our common or preferred stock, and in an indexed intermediate duration fixed income account. In addition, the plan holds liquid short-term investments that provide for monthly pension payments, plan expenses and, from time to time, may represent uninvested contributions or reallocation of plan assets. Our asset allocation policy provides for a larger equity weighting than many companies because our active employee base is relatively young, and we have a relatively small number of retirees currently receiving benefits, both of which suggest a longer investment horizon and consequently a higher risk tolerance level. Management periodically assesses our asset allocation to assure it is consistent with our plan objectives.

The following table displays the benefits we expect to pay in each of the next five years and in the aggregate for the subsequent five years for our pension plans and postretirement plan and are based on the same assumptions used to measure our benefit obligation as of December 31, 2007.

	Expected Retirement Plan Benefit Payments
			Other Post Retirement Benefits
	Pension Benefits		Before Medicare	Medicare
	Qualified	Nonqualified	Part D Subsidy	Part D Subsidy
	(Dollars in millions)

2008	$19	$6	$8	$—
2009	20	6	8	—
2010	22	6	9	1
2011	23	7	9	1
2012	26	7	10	1
2013—2017	184	55	60	6

Defined Contribution Plans

Retirement Savings Plan

The Retirement Savings Plan is a defined contribution plan that includes a 401(k) before-tax feature, a regular after-tax feature and, as of 2006, a Roth after-tax feature. Under the plan, eligible employees may allocate investment balances to a variety of investment options. We match employee contributions up to 3% of base salary in cash (maximum of $6,750 for 2007, $6,600 for 2006 and $6,300 for 2005). For the years ended December 31, 2007, 2006 and 2005, the maximum employee contribution as established by the IRS was $15,500, $15,000 and $14,000, respectively, with additional “catch-up” contributions permitted for participants aged 50 and older of $5,000, $5,000 and $4,000, respectively. As of December 31, 2007, participants vested in our contributions beginning at two years of service and became fully vested after five years of service. There was no option to invest directly in our common stock for the years ended December 31, 2007, 2006 and 2005. We recorded expense of $18 million, $15 million and $14 million for the years ended December 31, 2007, 2006 and 2005, respectively, as “Salaries and employee benefits expense” in the consolidated statements of operations. Participation and benefits in this plan were changed in the fourth quarter of 2007. Refer to “Changes to Benefit Plans” below.

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

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensation cost is measured as the fair value of the shares or cash contributed to, or to be contributed to, the ESOP. We record these contributions as “Salaries and employee benefits expense” in the consolidated statements of operations. Expense recorded in connection with the ESOP was $12 million, $11 million and $10 million for the years ended December 31, 2007, 2006 and 2005, respectively, based on actual contributions of 2% of salary for each of the reported years. The fair value of unearned ESOP shares, which represents the fair value of common shares issued or treasury shares sold to the ESOP, was $1 million and $2 million as of December 31, 2007 and 2006, respectively.

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

Participants are immediately vested in all dividends paid on the shares of Fannie Mae common stock allocated to their account. Unless employees elect to receive the dividend in cash, ESOP dividends are automatically reinvested in Fannie Mae common stock within the ESOP. If the employee does elect to receive the dividend in cash, the dividends are accrued upon declaration and are distributed in February for the four previous quarters pursuant to the employee’s election. Shares held but not allocated to participants who forfeited their shares prior to vesting are used to reduce our future contributions. ESOP shares are a component of our basic weighted-average shares outstanding for purposes of our EPS calculations, except unallocated shares, which are not treated as outstanding until they are committed to be released for allocation to employee accounts. All cash contributions are held in a trust managed by the plan trustee and are invested in Fannie Mae common stock. Participation in this plan was frozen effective December 31, 2007. Refer to “Changes to Benefit Plans” below.

The following table displays our ESOP activity for the years ended December 31, 2007 and 2006.

	For the Year Ended
	December 31,
	2007	2006

Common shares allocated to employees	1,839,532	1,760,570
Common shares committed to be released to employees	348,757	199,923
Unallocated common shares	10,925	1,029

Changes to Benefit Plans

In the fourth quarter of 2007, a series of changes to our defined benefit pension plans, postretirement Health Care Plan, Retirement Savings Plan and Employee Stock Ownership Plan were approved. These changes are effective as described below:

•	Defined Benefit Pension Plans—The defined benefit pension plans were amended to cease benefits accruals for employees that did not meet certain criteria to be grandfathered under the plans. All non-grandfathered employees and new hires after December 31, 2007 will receive benefits under the amended Retirement Savings Plan.

•	Retirement Savings Plan—While eligible employees will continue to allocate investment balances to a variety of investment options, our matching contributions were increased from 3% of base salary to 6% of base, bonus and overtime for non-grandfathered employees and new hires. Grandfathered employees will continue to receive benefits under the current matching program. Effective January 1, 2008, all employees, with the exception of those participating in the Executive Pension Plan, will receive an additional 2% contribution from the company regardless of employee contributions to this plan. There will continue to be no option to invest directly in our common stock.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Employee Stock Ownership Plan—The plan was amended to freeze participation in the Plan as of December 31, 2007 and to provide that no contributions subsequent to the 2008 contribution for 2007 will be made to this plan.

•	Postretirement Health Care Plan—We will continue to subsidize premium costs for medical coverage for employees who meet the age and service requirements and who retire after December 31, 2007, but the subsidy amount will be frozen at the 2008 dollar amount with no subsequent increases in our contribution. This change in plan does not apply to employees who retire after December 31, 2007 under the voluntary retirement window program. Employees hired after December 31, 2007 will receive access to our retiree medical plan, when eligible, but they will not qualify for the subsidy.

15.	Segment Reporting

Our three reportable segments are: Single-Family, HCD and Capital Markets. We use these three segments to generate revenue and manage business risk, and each segment is based on the type of business activities it performs. These activities are discussed below.

Description of Business Segments

Single-Family.  Our Single-Family segment works with our lender customers to securitize single-family mortgage loans into Fannie Mae MBS and to facilitate the purchase of single-family mortgage loans for our mortgage portfolio. Our Single-Family segment has responsibility for managing our credit risk exposure relating to the single-family Fannie Mae MBS held by third parties (such as lenders, depositories and global investors), as well as the single-family mortgage loans and single-family Fannie Mae MBS held in our mortgage portfolio. Our Single-Family segment also has responsibility for pricing the credit risk of the single-family mortgage loans we purchase for our mortgage portfolio. Revenues in the segment are derived primarily from (i) the guaranty fees the segment receives as compensation for assuming the credit risk on the mortgage loans underlying single-family Fannie Mae MBS and on the single-family mortgage loans held in our portfolio and (ii) trust management income, which is a fee we earn derived from interest earned on cash flows between the date of remittance of mortgage payments to us from servicers and the date of distribution of these payments to MBS certificateholders, commonly referred to as float income. The primary source of profit for the Single-Family segment is the difference between the guaranty fees earned and the costs of providing this service, including credit-related losses.

Housing and Community Development.  Our HCD segment helps to expand the supply of affordable and market-rate rental housing in the United States primarily by: (i) working with our lender customers to securitize multifamily mortgage loans into Fannie Mae MBS and to facilitate the purchase of multifamily mortgage loans for our mortgage portfolio; and (ii) making investments in rental and for-sale housing projects, including investments in rental housing that is eligible for federal low-income housing tax credits. Our HCD segment has responsibility for managing our credit risk exposure relating to the multifamily Fannie Mae MBS held by third parties, as well as the multifamily mortgage loans and multifamily Fannie Mae MBS held in our mortgage portfolio. Revenues in the segment are derived from a variety of sources, including the guaranty fees the segment receives as compensation for assuming the credit risk on the mortgage loans underlying multifamily Fannie Mae MBS and on the multifamily mortgage loans held in our portfolio, transaction fees associated with the multifamily business and bond credit enhancement fees. In addition, HCD’s investments in housing projects eligible for the low-income housing tax credit and other investments generate both tax credits and net operating losses that reduce our federal income tax liability. Other investments in rental and for-sale housing generate revenue and losses from operations and the eventual sale of the assets. While the HCD guaranty business is similar to our Single-Family business, neither the economic return nor the nature of the credit risk is similar to that of Single-Family.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capital Markets.  Our Capital Markets segment manages our investment activity in mortgage loans, mortgage-related securities and other investments, our debt financing activity, and our liquidity and capital positions. We fund our investments primarily by issuing debt in the global capital markets. The Capital Markets segment also has responsibility for managing our interest rate risk. The Capital Markets segment generates income primarily from the difference, or spread, between the yield on the mortgage assets we own and the cost of the debt we issue to fund these assets.

Segment Allocations and Results

Our segment financial results include directly attributable revenues and expenses. Additionally, we allocate to each of our segments: (i) capital using OFHEO minimum capital requirements adjusted for over- or under-capitalization; (ii) indirect administrative costs; and (iii) a provision for federal income taxes. We also allocate intercompany guaranty fee income as a charge to Capital Markets from both the Single-Family and HCD segments for managing the credit risk on mortgage loans held by the Capital Markets segment.

The following table displays our segment results for the years ended December 31, 2007, 2006 and 2005.

	For the Year Ended December 31, 2007
			Capital
	Single-Family	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$365	$(404)	$4,620	$4,581
Guaranty fee income (expense)(2)	5,816	470	(1,215)	5,071
Losses on certain guaranty contracts	(1,387)	(37)	—	(1,424)
Trust management income	553	35	—	588
Investment losses, net	(64)	—	(1,168)	(1,232)
Derivatives fair value losses, net	—	—	(4,113)	(4,113)
Debt extinguishment losses, net	—	—	(47)	(47)
Losses from partnership investments	—	(1,005)	—	(1,005)
Fee and other income	305	323	123	751
Administrative expenses	(1,478)	(548)	(643)	(2,669)
Provision for credit losses	(4,559)	(5)	—	(4,564)
Other expenses	(871)	(181)	(11)	(1,063)

Loss before federal income taxes and extraordinary losses	(1,320)	(1,352)	(2,454)	(5,126)
Benefit for federal income taxes	(462)	(1,509)	(1,120)	(3,091)

Income (loss) before extraordinary losses	(858)	157	(1,334)	(2,035)
Extraordinary losses, net of tax effect	—	—	(15)	(15)

Net income (loss)	$(858)	$157	$(1,349)	$(2,050)

(1)	Includes cost of capital charge.

(2)	Includes intercompany guaranty fee income (expense) allocated to Single-Family and HCD from Capital Markets for absorbing the credit risk on mortgage loans held in our portfolio.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Year Ended December 31, 2006
			Capital
	Single-Family	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$926	$(331)	$6,157	$6,752
Guaranty fee income (expense)(2)(3)	4,785	562	(1,097)	4,250
Losses on certain guaranty contracts	(431)	(8)	—	(439)
Trust management income(3)	109	2	—	111
Investment gains (losses), net	97	—	(780)	(683)
Derivatives fair value losses, net	—	—	(1,522)	(1,522)
Debt extinguishment gains, net	—	—	201	201
Losses from partnership investments	—	(865)	—	(865)
Fee and other income(3)	253	277	142	672
Administrative expenses	(1,566)	(596)	(914)	(3,076)
Provision for credit losses	(577)	(12)	—	(589)
Other expenses	(463)	(134)	(2)	(599)

Income (loss) before federal income taxes and extraordinary gains	3,133	(1,105)	2,185	4,213
Provision (benefit) for federal income taxes	1,089	(1,443)	520	166

Income before extraordinary gains	2,044	338	1,665	4,047
Extraordinary gains, net of tax effect	—	—	12	12

Net income	$2,044	$338	$1,677	$4,059

(1)	Includes cost of capital charge.

(2)	Includes intercompany guaranty fee income (expense) allocated to Single-Family and HCD from Capital Markets for absorbing the credit risk on mortgage loans held in our portfolio.

(3)	Certain prior year amounts previously recorded as a component of “Fee and other income” in the consolidated statements of operations have been reclassified to conform to the current period presentation.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Year Ended December 31, 2005
			Capital
	Single-Family	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$838	$(231)	$10,898	$11,505
Guaranty fee income (expense)(2)(3)	4,497	572	(1,063)	4,006
Losses on certain guaranty contracts	(123)	(23)	—	(146)
Investment gains (losses), net	169	—	(1,503)	(1,334)
Derivatives fair value losses, net	—	—	(4,196)	(4,196)
Debt extinguishment losses, net	—	—	(68)	(68)
Losses from partnership investments	—	(849)	—	(849)
Fee and other income(3)	250	266	929	1,445
Administrative expenses	(1,011)	(409)	(695)	(2,115)
(Provision) benefit for credit losses	(454)	13	—	(441)
Other expenses	(139)	(90)	(7)	(236)

Income (loss) before federal income taxes and extraordinary losses	4,027	(751)	4,295	7,571
Provision (benefit) for federal income taxes	1,404	(1,254)	1,127	1,277

Income before extraordinary gains	2,623	503	3,168	6,294
Extraordinary gains, net of tax effect	—	—	53	53

Net income	$2,623	$503	$3,221	$6,347

(1)	Includes cost of capital charge.

(2)	Includes intercompany guaranty fee income (expense) allocated to Single-Family and HCD from Capital Markets for absorbing the credit risk on mortgage loans held in our portfolio.

(3)	Certain prior year amounts previously recorded as a component of “Fee and other income” in the consolidated statements of operations have been reclassified as “Guaranty fee income” to conform to the current period presentation.

The following table displays total assets by segment as of December 31, 2007 and 2006.

	As of December 31,
	2007	2006
	(Dollars in millions)

Single-Family	$23,356	$15,777
HCD	15,094	14,100
Capital Markets	844,097	814,059

Total assets	$882,547	$843,936

We operate our business solely in the United States, and accordingly, we do not generate any revenue from or have assets in geographic locations other than the United States.

16.	Regulatory Capital Requirements

The Federal Housing Enterprises Financial Safety and Soundness Act of 1992 (the “1992 Act”) established minimum capital, critical capital and risk-based capital requirements for Fannie Mae. Based upon these requirements, OFHEO classifies us on a quarterly basis as either adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized. We are required by federal statute to meet the minimum, critical and risk-based capital requirements to be classified as adequately capitalized.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our minimum capital and critical capital requirements are met with core capital holdings. Defined in the statute, core capital is equal to the sum of the stated value of outstanding common stock (common stock less treasury stock), the stated value of outstanding non-cumulative perpetual preferred stock, paid-in capital and retained earnings, as determined in accordance with GAAP. The statutory minimum capital requirement is generally equal to the sum of: (i) 2.50% of on-balance sheet assets; (ii) 0.45% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties; and (iii) up to 0.45% of other off- balance sheet obligations, which may be adjusted by the Director of OFHEO under certain circumstances (see 12 CFR 1750.4 for existing adjustments made by the Director of OFHEO). The critical capital requirement is generally equal to the sum of: (i) 1.25% of on-balance sheet assets; (ii) 0.25% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties; and (iii) up to 0.25% of other off-balance sheet obligations, which may be adjusted by the Director of OFHEO under certain circumstances.

OFHEO’s risk-based capital requirement ties our capital requirements to the risk in our mortgage credit book of business, as measured by a stress test model. The stress test simulates our financial performance over a ten-year period of severe economic conditions characterized by both extreme interest rate movements and high mortgage default rates. Simulation results indicate the amount of capital required to survive this prolonged period of economic stress without new business or active risk management action. In addition to this model-based amount, the risk-based capital requirement includes a 30% surcharge to cover unspecified management and operations risks.

Each quarter, OFHEO runs a detailed profile of our mortgage credit book of business through the stress test simulation model. The model generates cash flows and financial statements to evaluate our risk and measure our capital adequacy during the ten-year stress horizon. As part of its quarterly capital classification announcement, OFHEO makes these stress test results publicly available.

The following table displays our statutory and OFHEO—directed minimum capital classification measures and our statutory critical capital classification measures as of December 31, 2007 and 2006.

	As of December 31,
	2007(1)	2006
	(Dollars in millions)

Core capital(2)	$45,373	$41,950
Statutory minimum capital(3)	31,927	29,359

Surplus of core capital over statutory minimum capital	$13,446	$12,591

Surplus of core capital percentage over statutory minimum capital	42.1%	42.9%
Core capital(2)	$45,373	$41,950
OFHEO-directed minimum capital(4)	41,505	38,166

Surplus of core capital over OFHEO-directed minimum capital	$3,868	$3,784

Surplus of core capital percentage over OFHEO-directed minimum capital	9.3%	9.9%
Core capital(2)	$45,373	$41,950
Statutory critical capital(5)	16,525	15,149

Surplus of core capital over statutory critical capital	$28,848	$26,801

Surplus of core capital percentage over statutory critical capital	174.6%	176.9%
Total capital(6)	$48,658	$42,703

(1)	Amounts as of December 31, 2007 represent estimates that will be submitted to OFHEO for its certification and are subject to its review and approval. Amounts as of December 31, 2006 represent OFHEO’s announced capital classification measures.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	The sum of (a) the stated value of our outstanding common stock (common stock less treasury stock); (b) the stated value of our outstanding non-cumulative perpetual preferred stock; (c) our paid-in capital; and (d) our retained earnings. Core capital excludes accumulated other comprehensive income (loss).

(3)	Generally, the sum of (a) 2.50% of on-balance sheet assets; (b) 0.45% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties; and (c) up to 0.45% of other off-balance sheet obligations, which may be adjusted by the Director of OFHEO under certain circumstances (See 12 CFR 1750.4 for existing adjustments made by the Director of OFHEO).

(4)	Defined as a 30% surplus over the statutory minimum capital requirement. We are currently required to maintain this surplus under the OFHEO Consent Order until such time as the Director of OFHEO determines that the requirement should be modified or allowed to expire, taking into account certain specified factors.

(5)	Generally, the sum of (a) 1.25% of on-balance sheet assets; (b) 0.25% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties and (c) up to 0.25% of other off-balance sheet obligations, which may be adjusted by the Director of OFHEO under certain circumstances.

(6)	The sum of (a) core capital and (b) the total allowance for loan losses and reserve for guaranty losses, less (c) the specific loss allowance (that is, the allowance required on individually-impaired loans). The specific loss allowance totaled $106 million as of both December 31, 2007 and 2006.

In addition, our total capital was $48.7 billion as of December 31, 2007, a surplus of $24.0 billion, or 97.0%, over our estimated statutory-risk based capital requirement of $24.7 billion for the period. Our total capital was $42.7 billion as of December 31, 2006, a surplus of $15.8 billion, or 58.9%, over our statutory risk-based capital requirement of $26.9 billion for the period. All capital classification measures as of December 31, 2007 provided in this report represent estimates that will be submitted to OFHEO for its certification and are subject to its review and approval. They do not represent OFHEO’s announced capital classification measures.

Capital Classification

The 1992 Act requires the Director of OFHEO to determine our capital level and classification at least quarterly. If OFHEO finds that we fail to meet these regulatory capital requirements, we become subject to certain restrictions and requirements. For each quarter of 2006 and the first three quarters of 2007, we have been classified by OFHEO as adequately capitalized. OFHEO has not yet announced our capital classification for the fourth quarter of 2007. Based on financial results that we provided to OFHEO, OFHEO announced on December 27, 2007 that we were classified as adequately capitalized as of September 30, 2007 (the most recent date for which OFHEO has published its capital classification).

Dividend Restrictions

Approval by the Director of OFHEO is required for any dividend payment that would cause either our core capital or total capital to fall below the minimum capital or risk-based capital requirements, respectively. During the period September 27, 2004 to May 22, 2006, in accordance with an agreement entered into with OFHEO on September 27, 2004, which has since been terminated, we were subject to additional dividend restrictions as set forth in the agreement. Specifically, as long as we remained below the 30% capital surplus target, we were required to obtain prior written approval from the Director of OFHEO before making payment of preferred stock dividends above stated contractual rates or common stock dividends in excess of the prior quarter’s dividends.

Pursuant to the OFHEO Consent Order (defined below), we are currently subject to the following additional restrictions relating to our dividends or other capital distributions: (1) we must seek the approval of the Director of OFHEO before engaging in any transaction that could have the effect of reducing our capital surplus below an amount equal to 30% more than our statutory minimum capital requirement; and (2) we must submit a written report to OFHEO detailing the rationale and process for any proposed capital distribution before making the distribution.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During any period in which we defer payment of interest on qualifying subordinated debt, we may not declare or pay dividends on, or redeem, purchase or acquire, our common stock or preferred stock. Our qualifying subordinated debt requires us to defer the payment of interest for up to five years if either: (i) our core capital is below 125% of our critical capital requirement; or (ii) our core capital is below our statutory minimum capital requirement, and the U.S. Secretary of the Treasury, acting on our request, exercises his or her discretionary authority pursuant to Section 304(c) of the Charter Act to purchase our debt obligations. To date, no triggering events have occurred that would require us to defer interest payments on our qualifying subordinated debt.

Compliance with Agreements

In September 2005, we entered into an agreement with OFHEO under which it regulates certain financial risk management and disclosure commitments designed to enhance market discipline, liquidity and capital adequacy. Pursuant to this agreement with OFHEO, we agreed to issue qualifying subordinated debt, rated by at least two nationally recognized statistical rating organizations, in a quantity such that the sum of our total capital plus the outstanding balance of our qualifying subordinated debt equals or exceeds the sum of: (i) outstanding Fannie Mae MBS held by third parties times 0.45%; and (ii) total on-balance sheet assets times 4%. We must also take reasonable steps to maintain sufficient outstanding subordinated debt to promote liquidity and reliable market quotes on market values. Every six months, commencing January 1, 2006, we are required to submit, and have submitted, to OFHEO a subordinated debt management plan that includes any issuance plans for the upcoming six months, which is subject to OFHEO’s approval and is required to comply with our commitment regarding qualifying subordinated debt issuance requirements. In addition, we are required to provide periodic public disclosures on our risks and risk management practices and will inform OFHEO of the disclosures. These disclosures include: subordinated debt disclosures, liquidity management disclosures, interest rate risk disclosures, credit risk disclosures and risk rating disclosures.

In May 2006, we agreed to the issuance of a consent order by OFHEO (the “OFHEO Consent Order”), which resolved open matters relating to their investigation of us. According to the OFHEO Consent Order, we agreed to the following restrictions relating to our capital activity, in addition to the restrictions set forth in the Charter Act:

•	We must maintain a 30% capital surplus over our statutory minimum capital requirement until such time as the Director of OFHEO determines that the requirement should be modified or allowed to expire, considering factors such as the resolution of accounting and internal control issues.

•	We must seek the approval of the Director of OFHEO before engaging in any transaction that could have the effect of reducing our capital surplus below an amount equal to 30% more than our statutory minimum capital requirement.

•	We must submit a written report to OFHEO detailing the rationale and process for any proposed capital distribution before making the distribution.

•	We are not permitted to increase the amount of our mortgage portfolio assets above a specified amount, except in limited circumstances at the discretion of OFHEO.

For the first two quarters of 2007, we were restricted from increasing our net mortgage portfolio assets above the amount shown in the minimum capital report to OFHEO as of December 31, 2005 ($727.75 billion), except under limited circumstances at the discretion of OFHEO. Net mortgage portfolio assets that were reported to OFHEO for purposes of computing the portfolio limit through June 30, 2007 were defined as the unpaid principal balance of our mortgage loans and mortgage-related securities, net of market valuation adjustments, allowance for loan losses, impairments and unamortized premiums and discounts, excluding consolidated mortgage-related assets acquired through the assumption of debt.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2007, OFHEO issued an interpretation of the OFHEO Consent Order revising the mortgage portfolio cap so that it is no longer based on the amount of our net mortgage portfolio assets. The mortgage portfolio cap is now based on our “average monthly mortgage portfolio balance.” Our “average monthly mortgage portfolio balance” is the cumulative average of the month-end unpaid principal balances of our mortgage portfolio for the previous 12-month period; provided that, through June 2008, such period will be limited to the previous numbers of months since and including July 2007. This measure is a statistical measure rather than an amount computed in accordance with GAAP, and excludes both consolidated mortgage-related assets acquired through the assumption of debt and the impact on the unpaid principal balances recorded on our purchases of delinquent loans from MBS trusts pursuant to SOP 03-3. For purposes of this calculation, OFHEO’s interpretation sets the July 2007 month-end portfolio balance at $725 billion. In addition, any net increase in delinquent loan balances in our portfolio after September 30, 2007 will be excluded from the month-end portfolio balance.

The mortgage portfolio cap was set at $735 billion for the third quarter of 2007 and $742.35 billion for the fourth quarter of 2007. For each subsequent quarter, the portfolio cap increases by 0.5%, not to exceed 2% per year. Our compliance with the portfolio cap is determined on a quarterly basis.

We are in compliance with the above restrictions as of February 26, 2008.

17.	Preferred Stock

The following table displays preferred stock outstanding as of December 31, 2007 and 2006.

							Annual
							Dividend Rate
		Issued and Outstanding as of December 31,				Stated	as of
	Issue	2007		2006		Value	December 31,		Redeemable on
Title	Date	Shares	Amount	Shares	Amount	per Share	2007		or After

Series D	September 30, 1998	3,000,000	$150,000,000	3,000,000	$150,000,000	$50	5.250%		September 30, 1999
Series E	April 15, 1999	3,000,000	150,000,000	3,000,000	150,000,000	50	5.100		April 15, 2004
Series F	March 20, 2000	13,800,000	690,000,000	13,800,000	690,000,000	50	4.560	(1)	March 31, 2002(6)
Series G	August 8, 2000	5,750,000	287,500,000	5,750,000	287,500,000	50	4.590	(2)	September 30, 2002(6)
Series H	April 6, 2001	8,000,000	400,000,000	8,000,000	400,000,000	50	5.810		April 6, 2006
Series I	October 28, 2002	6,000,000	300,000,000	6,000,000	300,000,000	50	5.375		October 28, 2007
Series J	November 26, 2002	—	—	14,000,000	700,000,000	50	—		—
Series K	March 18, 2003	—	—	8,000,000	400,000,000	50	—		—
Series L	April 29, 2003	6,900,000	345,000,000	6,900,000	345,000,000	50	5.125		April 29, 2008
Series M	June 10, 2003	9,200,000	460,000,000	9,200,000	460,000,000	50	4.750		June 10, 2008
Series N	September 25, 2003	4,500,000	225,000,000	4,500,000	225,000,000	50	5.500		September 25, 2008
Series O	December 30, 2004	50,000,000	2,500,000,000	50,000,000	2,500,000,000	50	7.000	(3)	December 31, 2007
Convertible Series
2004-1	December 30, 2004	25,000	2,500,000,000	25,000	2,500,000,000	100,000	5.375		January 5, 2008
Series P	September 28, 2007	40,000,000	1,000,000,000	—	—	25	5.580	(4)	September 30, 2012
Series Q	October 4, 2007	15,000,000	375,000,000	—	—	25	6.750		September 30, 2010
Series R(8)	November 21, 2007	21,200,000	530,000,000	—	—	25	7.625		November 21, 2012
Series S	December 11, 2007	280,000,000	7,000,000,000	—	—	25	8.250	(5)	December 31, 2010(7)

Total		466,375,000	$16,912,500,000	132,175,000	$9,107,500,000

(1)	Rate effective March 31, 2006. Variable dividend rate resets every two years at a per annum rate equal to the two-year Constant Maturity U.S. Treasury Rate (“CMT”) minus 0.16% with a cap of 11% per year. As of December 31, 2006, the annual dividend rate was 4.56%.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Rate effective September 30, 2006. Variable dividend rate resets every two years at a per annum rate equal to the two-year CMT rate minus 0.18% with a cap of 11% per year. As of December 31, 2006, the annual dividend rate was 4.59%.

(3)	Rate effective December 31, 2007. Variable dividend rate resets quarterly thereafter at a per annum rate equal to the greater of 7.00% and 10-year CMT rate plus 2.375%. As of December 31, 2006, the annual dividend rate was 7.00%.

(4)	Rate effective December 31, 2007. Variable dividend rate resets quarterly thereafter at a per annum rate equal to the greater of 4.50% and 3-Month LIBOR plus 0.75%.

(5)	Rate effective December 11, 2007 to but excluding December 31, 2010. Variable dividend rate resets quarterly thereafter at a per annum rate equal to at the greater of 7.75% and 3-Month LIBOR plus 4.23%.

(6)	Represents initial call date. Redeemable every two years thereafter.

(7)	Represents initial call date. Redeemable every five years thereafter.

(8)	On November 21, 2007, we issued 20 million shares of preferred stock in the amount of $500 million. Subsequent to the initial issuance, we issued an additional 1.2 million shares in the amount of $30 million on December 14, 2007 under the same terms as the initial issuance.

On October 16, 2007, the Board of Directors increased our authorized shares of preferred stock to 700 million shares from 200 million shares, in one or more series. Each series of our preferred stock has no par value, is non-participating, is non-voting and has a liquidation preference equal to the stated value per share. None of our preferred stock is convertible into or exchangeable for any of our other stock or obligations, with the exception of the Convertible Series 2004-1 issued in December 2004.

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

Holders of preferred stock are entitled to receive non-cumulative, quarterly dividends when, and if, declared by our Board of Directors, but have no right to require redemption of any shares of preferred stock. Payment of dividends on preferred stock is not mandatory, but has priority over payment of dividends on common stock, which are also declared by the Board of Directors. If dividends on the preferred stock are not paid or set aside for payment for a given dividend period, dividends may not be paid on our common stock for that period. For the years ended December 31, 2007, 2006 and 2005, dividends declared on preferred stock were $503 million, $511 million and $486 million, respectively.

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

All of our preferred stock, except those of Series D, E, O, P, Q and the Convertible Series 2004-1, is listed on the New York Stock Exchange.

Issuances

On September 28, 2007, we issued 40 million shares of Variable Rate Non-Cumulative Preferred Stock, Series P. On October 4, 2007, we issued 15 million shares of 6.75% Non-Cumulative Preferred Stock, Series Q. On November 21, 2007, we issued 20 million shares of 7.625% Non-Cumulative Preferred Stock, Series R. On

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 14, 2007, we issued an additional 1.2 million shares of Series R Preferred Stock. On December 11, 2007, we issued 280 million shares of Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series S.

Redemptions

On February 28, 2007, and April 2, 2007, we redeemed all of the shares of our Variable Rate Non-Cumulative Preferred Stock, Series J, with an aggregate stated value of $700 million, and our Variable Rate Non-Cumulative Preferred Stock Series K, with an aggregate stated value of $400 million, respectively. For the year ended December 31, 2007, we recorded $10 million of issuance costs as a reduction of net income attributable to common stockholders as “Preferred stock dividends and issuance costs at redemption” in our consolidated statement of operations.

18.	Concentrations of Credit Risk

Concentrations of credit risk arise when a number of customers and counterparties engage in similar activities or have similar economic characteristics that make them susceptible to similar changes in industry conditions, which could affect their ability to meet their contractual obligations. Based on our assessment of business conditions that could impact our financial results, including those conditions arising through February 26, 2008, we have determined that concentrations of credit risk exist among single-family and multifamily borrowers (including geographic concentrations and loans with certain non-traditional features), mortgage insurers, mortgage servicers, derivative counterparties and parties associated with our off-balance sheet transactions. Concentrations for each of these groups are discussed below.

Single-Family Loan Borrowers.  Regional economic conditions affect a borrower’s ability to repay his or her mortgage loan and the property value underlying the loan. Geographic concentrations increase the exposure of our portfolio to changes in credit risk. Single-family borrowers are primarily affected by home prices and interest rates. The geographic dispersion of our Single-Family business has been consistently diversified over the two years ended December 31, 2007, with our largest exposures in the Southeast region of the United States, which represented 25% of our single-family conventional mortgage credit book of business as of December 31, 2007. Except for California, where 15% and 16% of the gross unpaid principal balance of our conventional single-family mortgage loans held or securitized in Fannie Mae MBS as of December 31, 2007 and 2006, respectively, were located, no other significant concentrations existed in any state.

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

Multifamily Loan Borrowers.  Numerous factors affect a multifamily borrower’s ability to repay his or her loan and the property value underlying the loan. The most significant factor affecting credit risk is rental vacancy rates for the mortgaged property. Vacancy rates vary among geographic regions of the United States. The average mortgage values for multifamily loans are significantly larger than those for single-family borrowers and therefore individual defaults for multifamily borrowers can be more significant to us. However, these loans, while individually large, represent a small percentage of our total loan portfolio. Our multifamily geographic concentrations have been consistently diversified over the three years ended December 31, 2007, with our largest exposure in the Western region of the United States, which represented 35% of our multifamily mortgage credit book of business. Except for California, where 28% and 26%, and New York, where 16% and 14%, of the gross unpaid principal balance of our multifamily mortgage loans held or securitized in Fannie Mae MBS as of December 31, 2007 and 2006, respectively, were located, no other significant concentrations existed in any state.

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

The following table displays the regional geographic concentration of single-family and multifamily loans in our mortgage portfolio and those loans held or securitized in Fannie Mae MBS as of December 31, 2007 and 2006.

	Geographic Concentration(1)
	Single-family
	Conventional Mortgage		Multifamily Mortgage
	Credit Book(2)		Credit Book(3)
	As of December 31,		As of December 31,
	2007	2006	2007	2006

Midwest	17%	17%	9%	9%
Northeast	19	19	24	22
Southeast	25	24	18	24
Southwest	16	16	14	13
West	23	24	35	32

Total	100%	100%	100%	100%

(1)	Midwest includes IL, IN, IA, MI, MN, NE, ND, OH, SD and WI. Northeast includes CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT and VI. Southeast includes AL, DC, FL, GA, KY, MD, NC, MS, SC, TN, VA and WV. Southwest includes AZ, AR, CO, KS, LA, MO, NM, OK, TX and UT. West includes AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

(2)	Includes the portion of our conventional single-family mortgage credit book for which we have more detailed loan-level information, which constituted approximately 95% of our total conventional single-family mortgage credit book of business as of both December 31, 2007 and 2006. Excludes non-Fannie Mae mortgage-related securities backed by single-family mortgage loans and credit enhancements that we provide on single-family mortgage assets.

(3)	Includes mortgage loans in our portfolio, credit enhancements and outstanding Fannie Mae MBS (excluding Fannie Mae MBS backed by non-Fannie Mae mortgage-related securities) where we have more detailed loan-level information, which constituted approximately 80% and 84% of our total multifamily mortgage credit book of business as of December 31, 2007 and 2006, respectively.

Non-traditional Loans; Alt-A and Subprime Loans and Securities

We own and guarantee loans with non-traditional features, such as interest-only loans and negative-amortizing loans. We also own and guarantee Alt-A and subprime mortgage loans and mortgage-related securities. An Alt-A mortgage loan generally refers to a mortgage loan that can be underwritten with lower or alternative documentation than a full documentation mortgage loan but may also include other alternative product features. A subprime mortgage loan generally refers to a mortgage loan made to a borrower with a weaker credit profile than that of a prime borrower. We reduce our risk associated with these loans through credit enhancements, as described below under “Mortgage Insurers.”

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays the percentage of our single-family mortgage credit book of business that consists of interest-only loans, negative-amortizing ARMs and loans with an estimated mark-to-market value LTV ratio of greater than 80% as of December 31, 2007 and 2006.

	Percentage of
	Conventional Single-
	Family Mortgage
	Credit Book of
	Business
	As of December 31,
	2007	2006

Interest-only loans	8%	5%
Negative-amortizing ARMs	1	2
80%+ LTV loans	20	10

The following table displays information regarding the Alt-A and subprime mortgage loans and mortgage-related securities in our mortgage credit book of business as of December 31, 2007 and 2006.

	As of December 31,
	2007		2006
	Unpaid	Percent of	Unpaid	Percent of
	Principal	Book of	Principal	Book of
	Balance	Business(1)	Balance	Business(1)
		(Dollars in millions)

Loans and Fannie Mae MBS:
Alt-A(2)	$318,121	12%	$256,910	11%
Subprime(3)	22,126	1	8,054	—

Total	$340,247	13%	$264,964	11%

Private-label securities:
Alt-A(4)	$32,475	1%	$35,122	1%
Subprime(5)	32,040	1	45,318	2

Total	$64,515	2%	$80,440	3%

(1)	Calculated based on total single-family mortgage credit book of business.

(2)	Represents Alt-A mortgage loans held in our portfolio and Fannie Mae MBS backed by Alt-A mortgage loans.

(3)	Represents subprime mortgage loans held in our portfolio and Fannie Mae MBS backed by subprime mortgage loans.

(4)	Represents private-label mortgage-related securities backed by Alt-A mortgage loans.

(5)	Represents private-label mortgage-related securities backed by subprime mortgage loans.

Mortgage Servicers.  Mortgage servicers collect mortgage and escrow payments from borrowers, pay taxes and insurance costs from escrow accounts, monitor and report delinquencies, and perform other required activities on our behalf. Our business with our mortgage servicers is concentrated. Our ten largest single-family mortgage servicers serviced 74% and 73% of our single-family mortgage credit book of business as of December 31, 2007 and 2006, respectively. Our ten largest multifamily mortgage servicers serviced 72% and 73% of our multifamily mortgage credit book of business as of December 31, 2007 and 2006, respectively. In January 2008, our largest mortgage servicer announced that it had reached an agreement to be acquired. Reduction in the number of mortgage servicers would result in an increase in our concentration risk with the remaining servicers in the industry.

If one of our principal mortgage servicers fails to meet its obligations to us, it could increase our credit-related expenses and credit losses, result in financial losses to us and have a material adverse effect on our earnings, liquidity and financial condition.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mortgage Insurers.  We had primary and pool mortgage insurance coverage on single-family mortgage loans in our portfolio or backing our Fannie Mae MBS totaling $93.7 billion and $10.4 billion, respectively, as of December 31, 2007, compared with $68.0 billion and $7.5 billion, respectively, as of December 31, 2006. Seven mortgage insurance companies provided over 99% of our mortgage insurance as of both December 31, 2007 and 2006. In 2007, four of our seven primary mortgage insurer counterparties had their external ratings for claims paying ability or insurer financial strength downgraded by one or more of the national rating agencies.

If a mortgage insurer fails to meet its obligations to reimburse us for claims under insurance policies, we would experience higher credit losses, which could have a material adverse effect on our earnings, liquidity, financial condition and capital position.

Financial Guarantors.  We were the beneficiary of financial guaranties of approximately $11.8 billion and $12.3 billion on the securities held in our investment portfolio as of December 31, 2007 and 2006, respectively. The securities covered by these guaranties consist primarily of private-label mortgage-related securities and municipal bonds. We obtained these guaranties from nine financial guaranty insurance companies. These financial guaranty contracts assure the collectability of timely interest and ultimate principal payments on the guaranteed securities if the cash flows generated by the underlying collateral are not sufficient to fully support these payments.

During 2007, three of our financial guarantor counterparties had their external ratings for claims paying ability or insurer financial strength downgraded by one or more of the national rating agencies. If a financial guarantor fails to meet its obligations to us with respect to the securities for which we have obtained financial guaranties, it could reduce the fair value of our mortgage-related securities and result in financial losses to us, which could have a material adverse effect on our earnings, liquidity, financial condition and capital position.

Derivatives Counterparties.  The risk associated with a derivative transaction is that a counterparty will default on payments due, which could result in our having to acquire a replacement derivative from a different counterparty at a higher cost or our being unable to find a suitable replacement. Our derivative credit exposure relates principally to interest rate and foreign currency derivative contracts. Typically, we manage these exposures by contracting with experienced counterparties that are rated A (or its equivalent) or better. These counterparties consist of large banks, broker-dealers and other financial institutions that have a significant presence in the derivatives market, most of which are based in the United States. To date, we have not experienced a loss on a derivative transaction due to credit default by a counterparty.

We also manage our exposure to derivatives counterparties by requiring collateral to limit our counterparty credit risk exposure. We have a collateral management policy with provisions for requiring collateral on interest rate and foreign currency derivative contracts in net gain positions based upon the counterparty’s credit rating. The collateral includes cash, U.S. Treasury securities, agency debt and agency mortgage-related securities. Collateral posted to us is held and monitored daily by a third-party custodian. We analyze credit exposure on our derivative instruments daily and make collateral calls as appropriate based on the results of internal pricing models and dealer quotes.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below displays the credit exposure on outstanding risk management derivative instruments by counterparty credit ratings, as well as the notional amount outstanding and the number of counterparties, as of December 31, 2007 and 2006.

	As of December 31, 2007
	Credit Rating(1)
	AAA	AA+/AA/AA-	A+/A/A-	Subtotal	Other(2)	Total
			(Dollars in millions)

Credit loss exposure(3)	$4	$1,578	$1,004	$2,586	$74	$2,660
Less: Collateral held(4)	—	1,130	988	2,118	—	2,118

Exposure net of collateral	$4	$448	$16	$468	$74	$542

Additional information:
Notional amount	$1,050	$637,847	$246,860	$885,757	$707	$886,464
Number of counterparties	1	17	3	21

	As of December 31, 2006
	Credit Rating(1)
	AAA	AA+/AA/AA-	A+/A/A-	Subtotal	Other(2)	Total
			(Dollars in millions)

Credit loss exposure(3)	$—	$3,219	$1,552	$4,771	$65	$4,836
Less: Collateral held(4)	—	2,598	1,510	4,108	—	4,108

Exposure net of collateral	$—	$621	$42	$663	$65	$728

Additional information:
Notional amount	$750	$537,293	$206,881	$744,924	$469	$745,393
Number of counterparties	1	17	3	21

(1)	We manage collateral requirements based on the lower credit rating, as issued by Standard & Poor’s and Moody’s, of the legal entity. The credit rating reflects the equivalent Standard & Poor’s rating for any ratings based on Moody’s scale.

(2)	Includes MBS options, defined benefit mortgage insurance contracts, guaranteed guarantor trust swaps and swap credit enhancements accounted for as derivatives. We did not have guaranteed guarantor trust swaps in 2006.

(3)	Represents the exposure to credit loss on derivative instruments, which is estimated by calculating the cost, on a fair value basis, to replace all outstanding contracts in a gain position. Derivative gains and losses with the same counterparty are netted where a legal right of offset exists under an enforceable master netting agreement. This table excludes mortgage commitments accounted for as derivatives.

(4)	Represents the collateral held as of December 31, 2007 and 2006, adjusted for the collateral transferred subsequent to December 31, based on credit loss exposure limits on derivative instruments as of December 31, 2007 and 2006. The actual collateral settlement dates, which vary by counterparty, ranged from one to three business days following the December 31, 2007 and 2006 credit loss exposure valuation dates. The value of the collateral is reduced in accordance with counterparty agreements to help ensure recovery of any loss through the disposition of the collateral. We posted collateral of $1.2 billion and $303 million related to our counterparties’ credit exposure to us as of December 31, 2007 and 2006, respectively.

As of December 31, 2007, all of our interest rate and foreign currency derivative transactions, consisting of $468 million net collateral exposure and $886.5 billion notional amount, were with counterparties rated A or better by Standard & Poor’s and Moody’s. To reduce our credit risk concentration, our interest rate and foreign currency derivative instruments were diversified among 21 counterparties with which we had outstanding transactions as of December 31, 2007. Of the $74 million in other derivatives as of December 31, 2007, approximately 96% of the net exposure consisted of mortgage insurance contracts, all of which were with counterparties rated AA- or better by any of Standard & Poor’s, Moody’s or Fitch. As of December 31, 2007,

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the largest net exposure to a single interest rate and foreign currency counterparty was with a counterparty rated AA-, which represented approximately $87 million, or 16%, of our total net exposure of $542 million.

As of December 31, 2006, all of our interest rate and foreign currency derivative transactions, consisting of $663 million net collateral exposure and $744.9 billion notional amount, were with counterparties rated A or better by Standard & Poor’s and Moody’s. To reduce our credit risk concentration, our interest rate and foreign currency derivative instruments were diversified among 21 counterparties with which we had outstanding transactions as of December 31, 2006. Of the $65 million in other derivatives as of December 31, 2006, approximately 97% of the net exposure consisted of mortgage insurance contracts, all of which were with counterparties rated better than A by any of Standard & Poor’s, Moody’s or Fitch. As of December 31, 2006, the largest net exposure to a single interest rate and foreign currency counterparty was with a counterparty rated AA, which represented approximately $74 million, or 10%, of our total net exposure of $728 million.

Parties Associated with our Off-Balance Sheet Transactions.  We enter into financial instrument transactions that create off-balance sheet credit risk in the normal course of our business. These transactions are designed to meet the financial needs of our customers, and manage our credit, market or liquidity risks.

We have entered into guaranties for which a guaranty obligation has not been recognized in the consolidated balance sheets relating to periods prior to our adoption of FIN 45. Our maximum potential exposure under these guaranties is $206.5 billion and $254.6 billion as of December 31, 2007 and 2006, respectively. If we were required to make payments under these guaranties, we would pursue recovery through our right to the collateral backing the underlying loans, available credit enhancements and recourse with third parties that provide a maximum coverage of $22.7 billion and $28.8 billion as of December 31, 2007 and 2006, respectively.

The following table displays the contractual amount of off-balance sheet financial instruments as of December 31, 2007 and 2006. Contractual or notional amounts do not necessarily represent the credit risk of the positions.

	As of December 31,
	2007	2006
	(Dollars in millions)

Fannie Mae MBS and other guaranties(1)	$206,519	$254,566
Loan purchase commitments	4,998	3,502

(1)	Represents maximum exposure on guaranties not reflected in the consolidated balance sheets. Refer to “Note 8, Financial Guaranties and Master Servicing” for maximum exposure associated with guaranties reflected in the consolidated balance sheets.

We do not require collateral from our counterparties to secure their obligations to us for loan purchase commitments.

19.	Fair Value of Financial Instruments

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

When observable market prices are not readily available, we estimate the fair value using market data and model-based interpolation using standard models that are widely accepted within the industry. Market data includes prices of financial instruments with similar maturities and characteristics, duration, interest rate yield

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

curves, measures of volatility and prepayment rates. If market data needed to estimate fair value is not available, we estimate fair value using internally-developed models that employ a discounted cash flow approach.

These estimates are based on pertinent information available to us at the time of the applicable reporting periods. In certain cases, fair values are not subject to precise quantification or verification and may fluctuate as economic and market factors vary, and our evaluation of those factors changes. Although we use our best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique. In these cases, any minor change in an assumption could result in a significant change in our estimate of fair value, thereby increasing or decreasing consolidated assets, liabilities, stockholders’ equity and net income or loss.

The disclosure included herein excludes certain financial instruments, such as plan obligations for pension and other postretirement benefits, employee stock option and stock purchase plans, and also excludes all non-financial instruments. The disclosure includes commitments to purchase multifamily mortgage loans, which are off-balance sheet financial instruments that are not recorded in the consolidated balance sheets. The fair value of these commitments is included as “Mortgage loans held for investment, net of allowance for loan losses.” As a result, the fair value of our financial assets and liabilities does not represent the underlying fair value of the total consolidated assets or liabilities.

Subsequent to the issuance of our 2006 consolidated financial statements, we identified that in our 2006 presentation of the fair value of financial instruments, we incorrectly included $97 million of fair value related to HFS loans with the fair value of HFI loans. We have, therefore, reclassified $97 million of HFS loans fair value from HFI loans to HFS loans in the 2006 presentation.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays the carrying value and estimated fair value of our financial instruments as of December 31, 2007 and 2006.

	As of December 31,
	2007		2006
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
		(Dollars in millions)

Assets:
Cash and cash equivalents(1)	$4,502	$4,502	$3,972	$3,972
Federal funds sold and securities purchased under agreements to resell	49,041	49,041	12,681	12,681
Trading securities	63,956	63,956	11,514	11,514
Available-for-sale securities	293,557	293,557	378,598	378,598
Mortgage loans held for sale	7,008	7,083	4,868	4,893
Mortgage loans held for investment, net of allowance for loan losses	396,516	395,822	378,687	376,591
Advances to lenders	12,377	12,049	6,163	6,011
Derivative assets	2,797	2,797	4,931	4,931
Guaranty assets and buy-ups	10,610	14,258	8,523	12,260

Total financial assets	$840,364	$843,065	$809,937	$811,451

Liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$869	$869	$700	$700
Short-term debt	234,160	234,368	165,810	165,747
Long-term debt	562,139	580,333	601,236	606,594
Derivative liabilities	3,417	3,417	1,184	1,184
Guaranty obligations	15,393	20,549	11,145	8,185

Total financial liabilities	$815,978	$839,536	$780,075	$782,410

(1)	Includes restricted cash of $561 million and $733 million as of December 31, 2007 and 2006, respectively.

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

Trading Securities and Available-for-Sale Securities—Our investments in securities are recognized at fair value in the consolidated financial statements. Fair values of securities are primarily based on observable market prices or prices obtained from third parties. Details of these estimated fair values by type are displayed in “Note 5, Investments in Securities.”

Mortgage Loans Held for Sale—HFS loans are reported at LOCOM in the consolidated balance sheets. We determine the fair value of our mortgage loans based on comparisons to Fannie Mae MBS with similar

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Short-Term Debt and Long-Term Debt—As of December 31, 2007, we estimate the fair value of our non-callable debt using an average of vendor bid prices and then applying an adjustment to convert the average vendor bid prices to ask level prices. As of December 31, 2006, and when vendor pricing is not available, we estimate the fair value of our non-callable debt using the discounted cash flow approach based on the Fannie Mae yield curve with an adjustment to reflect fair values at the offer side of the market. We estimate the fair value of our callable bonds using an option adjusted spread (“OAS”) approach using the Fannie Mae yield curve and market-calibrated volatility. The OAS applied to callable bonds approximates market levels where we have executed secondary market transactions. We continue to use third party prices for subordinated debt.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We are party to various types of legal proceedings that are subject to many uncertain factors that are not recorded in the consolidated financial statements. Each of these is described below.

Legal Contingencies

Litigation claims and proceedings of all types are subject to many uncertain factors that generally cannot be predicted with assurance. The following describes our material legal proceedings, examinations and other matters. An unfavorable outcome in certain of these legal proceedings could have a material adverse effect on our business, financial condition, results of operations and cash flows. In view of the inherent difficulty of predicting the outcome of these proceedings, we cannot state with confidence what the eventual outcome of the pending matters will be. Because we concluded that a loss with respect to any pending matter discussed below was not both probable and estimable as of February 26, 2008, we have not recorded a reserve for any of those matters. We believe we have valid defenses to the claims in these lawsuits and intend to defend these lawsuits vigorously.

In addition to the matters specifically described herein, we are also involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that we do not expect will have a material impact on our business.

During 2007, we advanced fees and expenses of certain current and former officers and directors in connection with various legal proceedings pursuant to indemnification agreements. None of these amounts were material.

Securities Class Action Lawsuits

In re Fannie Mae Securities Litigation

Beginning on September 23, 2004, 13 separate complaints were filed by holders of our securities against us, as well as certain of our former officers, in three federal district courts. All of the cases were consolidated and/or transferred to the U.S. District Court for the District of Columbia. The court entered an order naming the Ohio Public Employees Retirement System and State Teachers Retirement System of Ohio as lead plaintiffs. The lead plaintiffs filed a consolidated complaint on March 4, 2005 against us and certain of our former officers. That complaint was subsequently amended on April 17, 2006 and then again on August 14, 2006. The lead plaintiffs’ second amended complaint also added KPMG LLP and Goldman, Sachs & Co. as additional defendants. The lead plaintiffs allege that the defendants made materially false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5 promulgated thereunder, largely with respect to accounting statements that were inconsistent with the GAAP requirements relating to hedge accounting and the amortization of premiums and discounts. The lead plaintiffs contend that the alleged fraud resulted in artificially inflated prices for our common stock and seek unspecified compensatory damages, attorneys’ fees, and other fees and costs.

On January 7, 2008, the court issued an order that certified the action as a class action, and appointed the lead plaintiffs as class representatives and their counsel as lead counsel. The court defined the class as all

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchasers of Fannie Mae common stock and call options and all sellers of publicly traded Fannie Mae put options during the period from April 17, 2001 through December 22, 2004.

On April 16, 2007, KPMG LLP, our former outside auditor and a co-defendant in the shareholder class action suit, filed cross-claims against us in this action for breach of contract, fraudulent misrepresentation, fraudulent inducement, negligent misrepresentation and contribution. KPMG amended these cross-claims on February 15, 2008. KPMG is seeking unspecified compensatory, consequential, restitutionary, rescissory and punitive damages, including purported damages related to legal costs, exposure to legal liability, costs and expenses of responding to investigations related to our accounting, lost fees, attorneys’ fees, costs and expenses. Our motion to dismiss certain of KPMG’s cross-claims was denied.

In addition, two individual securities cases were filed by institutional investor shareholders in the U.S. District Court for the District of Columbia. The first case was filed on January 17, 2006 by Evergreen Equity Trust, Evergreen Select Equity Trust, Evergreen Variable Annuity Trust and Evergreen International Trust against us and certain current and former officers and directors. The second individual securities case was filed on January 25, 2006 by 25 affiliates of Franklin Templeton Investments against us, KPMG LLP, and certain current and former officers and directors. On April 27, 2007, KPMG also filed cross-claims against us in this action that are essentially identical to those it alleges in the consolidated shareholder class action case. On June 29, 2006 and then again on August 14 and 15, 2006, the individual securities plaintiffs filed first amended complaints and then second amended complaints. The second amended complaints each added Radian Guaranty Inc. as a defendant.

The individual securities actions asserted various federal and state securities law and common law claims against us and certain of our current and former officers and directors based upon essentially the same alleged conduct as that at issue in the consolidated shareholder class action, and also assert insider trading claims against certain former officers. Both cases sought unspecified compensatory and punitive damages, attorneys’ fees, and other fees and costs. In addition, the Evergreen plaintiffs sought an award of treble damages under state law. The court consolidated these individual securities actions into the consolidated shareholder class action for pretrial purposes and possibly through final judgment.

On July 31, 2007, the court dismissed all of the individual securities plaintiffs’ claims against the current and former officer and director defendants, except for Franklin D. Raines and J. Timothy Howard. In addition, the court dismissed the individual securities plaintiffs’ state law claims and certain of their federal securities law claims against us, Franklin D. Raines, J. Timothy Howard and Leanne Spencer. It also limited the individual securities plaintiffs’ insider trading claims against Franklin D. Raines, J. Timothy Howard and Leanne Spencer. On February 12, 2008 and February 15, 2008, respectively, upon motions by the plaintiffs to dismiss their actions, the court dismissed the individual securities plaintiffs’ separate actions without prejudice to their rights to recover as class members in the consolidated securities class action.

Shareholder Derivative Lawsuits

In re Fannie Mae Shareholder Derivative Litigation

Beginning on September 28, 2004, ten plaintiffs filed twelve shareholder derivative actions (i.e., lawsuits filed by shareholder plaintiffs on our behalf) in three different federal district courts and the Superior Court of the District of Columbia against certain of our current and former officers and directors and against us as a nominal defendant. All of these shareholder derivative actions have been consolidated into the U.S. District Court for the District of Columbia and the court entered an order naming Pirelli Armstrong Tire Corporation Retiree Medical Benefits Trust and Wayne County Employees’ Retirement System as co-lead plaintiffs. A consolidated complaint was filed on September 26, 2005 against certain of our current and former officers and directors and against us as a nominal defendant. The consolidated complaint alleges that the defendants purposefully misapplied GAAP, maintained poor internal controls, issued a false and misleading proxy

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statement and falsified documents to cause our financial performance to appear smooth and stable, and that Fannie Mae was harmed as a result. The claims are for breaches of the duty of care, breach of fiduciary duty, waste, insider trading, fraud, gross mismanagement, violations of the Sarbanes-Oxley Act of 2002, and unjust enrichment. Plaintiffs seek unspecified compensatory damages, punitive damages, attorneys’ fees, and other fees and costs, as well as injunctive relief directing us to adopt certain proposed corporate governance policies and internal controls.

The lead plaintiffs filed an amended complaint on September 1, 2006, which added certain third parties as defendants. The amended complaint also added allegations concerning the nature of certain transactions between these entities and Fannie Mae, and added additional allegations from OFHEO’s May 2006 report on its special investigation of Fannie Mae and from a report by the law firm of Paul, Weiss, Rifkind & Garrison LLP on its investigation of Fannie Mae. On May 31, 2007, the court dismissed this consolidated lawsuit in its entirety against all defendants. On June 27, 2007, plaintiffs filed a Notice of Appeal, which is currently pending with the U.S. Court of Appeals for the District of Columbia.

On September 20, 2007, James Kellmer, a shareholder who had filed one of the derivative actions that was consolidated into the consolidated derivative case, filed a motion for clarification or, in the alternative, for relief of judgment from the Court’s May 31, 2007 Order dismissing the consolidated case. Mr. Kellmer’s motion seeks clarification that the Court’s May 31, 2007 dismissal order does not apply to his January 10, 2005 action, and that his case can now proceed. This motion is pending.

On June 29, 2007, Mr. Kellmer also filed a new derivative action in the U.S. District Court for the District of Columbia. Mr. Kellmer’s new complaint alleges that he made a demand on the Board of Directors on September 24, 2004, and that this new action should now be allowed to proceed. On December 18, 2007, Mr. Kellmer filed an amended complaint that narrowed the list of named defendants to certain of our current and former directors, Goldman Sachs Group, Inc. and us, as a nominal defendant. The factual allegations in Mr. Kellmer’s 2007 amended complaint are largely duplicative of those in the amended consolidated complaint and his amended complaint’s claims are based on theories of breach of fiduciary duty, indemnification, negligence, violations of the Sarbanes-Oxley Act of 2002 and unjust enrichment. His amended complaint seeks unspecified money damages, including legal fees and expenses, disgorgement and punitive damages, as well as injunctive relief.

In addition, on July 6, 2007, Arthur Middleton filed a derivative action in the U.S. District Court for the District of Columbia that is also based on Mr. Kellmer’s alleged September 24, 2004 demand. This complaint names as defendants certain of our current and former officers and directors, the Goldman Sachs Group, Inc., Goldman, Sachs & Co. and us, as a nominal defendant. The allegations in this new complaint are essentially identical to the allegations in the amended consolidated complaint referenced above, and this plaintiff seeks identical relief.

On July 27, 2007, Mr. Kellmer filed a motion to consolidate these two new derivative cases and to be appointed lead counsel. We filed a motion to dismiss Mr. Middleton’s complaint for lack of standing on October 3, 2007, and a motion to dismiss Mr. Kellmer’s 2007 complaint for lack of subject matter jurisdiction on October 12, 2007. These motions remain pending.

Arthur Derivative Litigation

On November 26, 2007, Patricia Browne Arthur filed a derivative action in the U.S. District Court for the District of Columbia against certain of our current and former officers and directors and against us as a nominal defendant. The complaint alleges that the defendants wrongfully failed to disclose our exposure to the subprime mortgage crisis and that this failure artificially inflated our stock price and allowed certain of the defendants to profit by selling their shares based on material inside information; and that the Board improperly authorized the company to buy back $100 million in shares while the stock price was artificially inflated. The

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

complaint alleges that the defendants’ actions violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder. It also alleges breaches of fiduciary duty (including duties of care, loyalty, reasonable inquiry, oversight, good faith and supervision); misappropriation of information and breach of fiduciary duties of loyalty and good faith (specifically in connection with stock sales); waste of corporate assets; and unjust enrichment. Plaintiff seeks damages; corporate governance changes; equitable relief in the form of attaching, impounding or imposing a constructive trust on the individual defendants’ assets; restitution; and attorneys’ fees and costs.

ERISA Action

In re Fannie Mae ERISA Litigation (formerly David Gwyer v. Fannie Mae)

On October 15, 2004, David Gwyer filed a proposed class action complaint in the U.S. District Court for the District of Columbia. Two additional proposed class action complaints were filed by other plaintiffs on May 6, 2005 and May 10, 2005. These cases are based on the Employee Retirement Income Security Act of 1974 (“ERISA”) and name us, our Board of Directors’ Compensation Committee and certain of our former and current officers and directors as defendants.

These cases were consolidated on May 24, 2005 in the U.S. District Court for the District of Columbia and a consolidated complaint was filed on June 15, 2005. The plaintiffs in this consolidated ERISA-based lawsuit purport to represent a class of participants in our Employee Stock Ownership Plan between January 1, 2001 and the present. Their claims are based on alleged breaches of fiduciary duty relating to accounting matters. Plaintiffs seek unspecified damages, attorneys’ fees, and other fees and costs, and other injunctive and equitable relief. On July 23, 2007, the Compensation Committee of our Board of Directors filed a motion to dismiss, which remains pending.

Former CEO Arbitration

On September 19, 2005, Franklin D. Raines, our former Chairman and Chief Executive Officer, initiated arbitration proceedings against Fannie Mae before the American Arbitration Association concerning our obligations under his employment agreement. On April 24, 2006, the arbitrator issued a decision regarding the effective date of Mr. Raines’s retirement. As a result of this decision, on November 7, 2006, the parties entered into a consent award, which partially resolved the issue of amounts due Mr. Raines. In accordance with the consent award, we paid Mr. Raines $2.6 million on November 17, 2006 under his employment agreement. By agreement, final resolution of the unresolved issues was deferred until after our accounting restatement results were announced. On June 26, 2007, counsel for Mr. Raines notified the arbitrator that the parties have been unable to resolve the following issues: Mr. Raines’s entitlement to additional shares of common stock under our performance share plan for the three-year performance share cycle that ended in 2003; Mr. Raines’s entitlement to shares of common stock under our performance share plan for the three-year performance share cycles that ended in each of 2004, 2005 and 2006; and Mr. Raines’s entitlement to additional compensation of approximately $140,000.

Antitrust Lawsuits

In re G-Fees Antitrust Litigation

Since January 18, 2005, we have been served with 11 proposed class action complaints filed by single-family borrowers that allege that we and Freddie Mac violated federal and state antitrust and consumer protection statutes by agreeing to artificially fix, raise, maintain or stabilize the price of our and Freddie Mac’s guaranty fees. Two of these cases were filed in state courts. The remaining cases were filed in federal court. The two state court actions were voluntarily dismissed. The federal court actions were consolidated in the U.S. District Court for the District of Columbia. Plaintiffs filed a consolidated amended complaint on August 5, 2005.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plaintiffs in the consolidated action seek to represent a class of consumers whose loans allegedly “contain a guarantee fee set by” us or Freddie Mac between January 1, 2001 and the present. Plaintiffs seek unspecified damages, treble damages, punitive damages, and declaratory and injunctive relief, as well as attorneys’ fees and costs.

We and Freddie Mac filed a motion to dismiss on October 11, 2005, which remains pending.

Escrow Litigation

Casa Orlando Apartments, Ltd., et al. v. Federal National Mortgage Association (formerly known as Medlock Southwest Management Corp., et al. v. Federal National Mortgage Association)

A complaint was filed against us in the U.S. District Court for the Eastern District of Texas (Texarkana Division) on June 2, 2004, in which plaintiffs purport to represent a class of multifamily borrowers whose mortgages are insured under Sections 221(d)(3), 236 and other sections of the National Housing Act and are held or serviced by us. The complaint identified as a proposed class low- and moderate-income apartment building developers who maintained uninvested escrow accounts with us or our servicer. Plaintiffs Casa Orlando Apartments, Ltd., Jasper Housing Development Company and the Porkolab Family Trust No. 1 allege that we violated fiduciary obligations that they contend we owed to borrowers with respect to certain escrow accounts and that we were unjustly enriched. In particular, plaintiffs contend that, starting in 1969, we misused these escrow funds and are therefore liable for any economic benefit we received from the use of these funds. Plaintiffs seek a return of any profits, with accrued interest, earned by us related to the escrow accounts at issue, as well as attorneys’ fees and costs. Our motions to dismiss and for summary judgment with respect to the statute of limitations were denied.

Plaintiffs filed an amended complaint on December 16, 2005. On January 3, 2006, plaintiffs filed a motion for class certification, which remains pending.

Investigation by the New York Attorney General

On November 6, 2007, the New York Attorney General’s Office issued a letter to us discussing that Office’s investigation into appraisal practices in the mortgage industry. The letter also discussed a complaint filed by the Attorney General’s Office against First American Corporation and its subsidiary eAppraiseIT alleging inappropriate appraisal practices engaged in by First American and eAppraiseIT with respect to loans appraised for Washington Mutual, Inc. We are cooperating with the Attorney General and have agreed to appoint an independent examiner to review these matters. On November 7, 2007, the Attorney General’s Office issued a subpoena to us regarding appraisals and valuations as they may relate to our mortgage purchases and securitizations.

Lease Commitments and Other Obligations

Certain premises and equipment are leased under agreements that expire at various dates through 2029, none of which are capital leases. Some of these leases provide for payment by the lessee of property taxes, insurance premiums, cost of maintenance and other costs. Rental expenses for operating leases were $55 million, $42 million and $41 million for the years ended December 31, 2007, 2006 and 2005, respectively.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays the future minimum rental commitments as of December 31, 2007 for all non-cancelable operating leases.

As of December 31,
2007
(Dollars in millions)

2008	$39
2009	39
2010	37
2011	37
2012	30
Thereafter	64

Total	$246

As of December 31, 2007, we had commitments for the purchase of various services and for debt financing activities in the aggregate amount of $682 million.

21.	Selected Quarterly Financial Information (Unaudited)

The condensed consolidated statements of operations for the quarterly periods in 2007 and 2006 are unaudited and in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of our statements of operations. The operating results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods.

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the 2007 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars and shares in millions,
	except per share amounts)

Interest income:
Investments in securities	$5,621	$5,641	$5,900	$5,386
Mortgage loans	5,385	5,625	5,572	5,636

Total interest income	11,006	11,266	11,472	11,022

Interest expense:
Short-term debt	2,216	2,194	2,401	2,188
Long-term debt	7,596	7,879	8,013	7,698

Total interest expense	9,812	10,073	10,414	9,886

Net interest income	1,194	1,193	1,058	1,136

Guaranty fee income	1,098	1,120	1,232	1,621
Losses on certain guaranty contracts	(283)	(461)	(294)	(386)
Trust management income	164	150	146	128
Investment gains (losses), net	356	(594)	136	(1,130)
Derivatives fair value gains (losses), net	(563)	1,916	(2,244)	(3,222)
Debt extinguishment gains (losses), net	(7)	48	31	(119)
Losses from partnership investments	(165)	(215)	(147)	(478)
Fee and other income	208	262	76	205

Non-interest income (loss)	808	2,226	(1,064)	(3,381)

Administrative expenses:
Salaries and employee benefits	356	349	362	303
Professional services	246	216	192	197
Occupancy expenses	59	57	64	83
Other administrative expenses	37	38	42	68

Total administrative expenses	698	660	660	651
Minority interest in earnings (losses) of consolidated subsidiaries	1	—	(4)	(18)
Provision for credit losses	249	434	1,087	2,794
Foreclosed property expense	72	84	113	179
Other expenses	91	104	122	319

Total expenses	1,111	1,282	1,978	3,925

Income (loss) before federal income taxes and extraordinary gains (losses)	891	2,137	(1,984)	(6,170)
Provision (benefit) for federal income tax	(73)	187	(582)	(2,623)

Income (loss) before extraordinary gains (losses)	964	1,950	(1,402)	(3,547)
Extraordinary gains (losses), net of tax effect	(3)	(3)	3	(12)

Net income (loss)	$961	$1,947	$(1,399)	$(3,559)

Preferred stock dividends and issuance costs at redemption	(135)	(118)	(119)	(141)

Net income (loss) available to common stockholders	$826	$1,829	$(1,518)	$(3,700)

Basic earnings (loss) per share:
Earnings (losses) before extraordinary gains (losses)	$0.85	$1.88	$(1.56)	$(3.79)
Extraordinary gains (losses), net of tax effect	—	—	—	(0.01)

Basic earnings (loss) per share	$0.85	$1.88	$(1.56)	$(3.80)

Diluted earnings (loss) per share:
Earnings (losses) before extraordinary gains (losses)	$0.85	$1.86	$(1.56)	$(3.79)
Extraordinary gains (losses), net of tax effect	—	—	—	(0.01)

Diluted earnings (loss) per share	$0.85	$1.86	$(1.56)	$(3.80)

Cash dividends per common share	0.40	0.50	0.50	0.50
Weighted-average common shares outstanding:
Basic	973	973	974	974
Diluted	974	1,001	974	974

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the 2006 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars and shares in millions,
	except per share amounts)

Interest income:
Investments in securities	$5,422	$5,791	$5,976	$5,634
Mortgage loans	5,082	5,204	5,209	5,309

Total interest income	10,504	10,995	11,185	10,943

Interest expense:
Short-term debt	1,650	1,907	2,124	2,055
Long-term debt	6,842	7,221	7,533	7,543

Total interest expense	8,492	9,128	9,657	9,598

Net interest income	2,012	1,867	1,528	1,345

Guaranty fee income	947	937	1,084	1,282
Losses on certain guaranty contracts	(27)	(51)	(103)	(258)
Trust management income	—	—	—	111
Investment gains (losses), net	(675)	(633)	550	75
Derivatives fair value gains (losses), net	906	1,621	(3,381)	(668)
Debt extinguishment gains, net	17	69	72	43
Losses from partnership investments	(194)	(188)	(197)	(286)
Fee and other income	291	42	234	105

Non-interest income (loss)	1,265	1,797	(1,741)	404

Administrative expenses:
Salaries and employee benefits	265	311	307	336
Professional services	347	362	333	351
Occupancy expenses	61	67	64	71
Other administrative expenses	35	40	57	69

Total administrative expenses	708	780	761	827
Minority interest in earnings of consolidated subsidiaries	2	3	2	3
Provision for credit losses	79	144	145	221
Foreclosed property expense	23	14	52	105
Other expenses	31	61	99	204

Total expenses	843	1,002	1,059	1,360

Income (loss) before federal income taxes and extraordinary gains	2,434	2,662	(1,272)	389
Provision (benefit) for federal income tax	409	610	(639)	(214)

Income (loss) before extraordinary gains	2,025	2,052	(633)	603
Extraordinary gains, net of tax effect	1	6	4	1

Net income (loss)	$2,026	$2,058	$(629)	$604

Preferred stock dividends	(122)	(127)	(131)	(131)

Net income (loss) available to common stockholders	$1,904	$1,931	$(760)	$473

Basic earnings (loss) per share:
Earnings (losses) before extraordinary gains	$1.96	$1.98	$(0.79)	$0.49
Extraordinary gains, net of tax effect	—	0.01	—	—

Basic earnings (loss) per share	$1.96	$1.99	$(0.79)	$0.49

Diluted earnings (loss) per share:
Earnings (losses) before extraordinary gains	$1.94	$1.96	$(0.79)	$0.49
Extraordinary gains, net of tax effect	—	0.01	—	—

Diluted earnings (loss) per share	$1.94	$1.97	$(0.79)	$0.49

Cash dividends per common share	0.26	0.26	0.26	0.40
Weighted-average common shares outstanding:
Basic	971	971	972	972
Diluted	998	999	972	974

FANNIE MAE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22.	Subsequent Events

Decrease in Common Stock Dividend

On January 18, 2008, the Board of Directors decreased the common stock dividend from $0.50 per share in the fourth quarter of 2007 to $0.35 per share beginning in the first quarter of 2008.

LE045