Form 10-Q
period 2008-03-31
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2008-05-06
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No.: 0-50231

Federal National Mortgage Association
(Exact name of registrant as specified in its charter)

Fannie Mae

Federally chartered corporation (State or other jurisdiction of incorporation or organization) 3900 Wisconsin Avenue, NW Washington, DC (Address of principal executive offices)	52-0883107 (I.R.S. Employer Identification No.) 20016 (Zip Code)

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

As of March 31, 2008, there were 982,319,990 shares of common stock outstanding.

i

MD&A TABLE REFERENCE

PART I—FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in conjunction with our unaudited condensed consolidated financial statements and related notes, and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”). The results of operations presented in our interim financial statements and discussed in MD&A are not necessarily indicative of the results that may be expected for the full year. Please refer to “Glossary of Terms Used in This Report” in our 2007 Form 10-K for an explanation of key terms used throughout this discussion.

INTRODUCTION

Fannie Mae is a government-sponsored enterprise (“GSE”), owned by private shareholders (NYSE: FNM) and chartered by Congress to support liquidity and stability in the secondary mortgage market. Our business includes three integrated business segments—Single-Family Credit Guaranty, Housing and Community Development, and Capital Markets—that work together to provide services, products and solutions to our lender customers and a broad range of housing partners. Together, our business segments contribute to our chartered mission objectives, helping to increase the total amount of funds available to finance housing in the United States and to make homeownership more available and affordable for low-, moderate- and middle-income Americans. We also work with our customers and partners to increase the availability and affordability of rental housing. Although we are a corporation chartered by the U.S. Congress, the U.S. government does not guarantee, directly or indirectly, our securities or other obligations. Our business is self-sustaining and funded exclusively with private capital.

Our Single-Family Credit Guaranty (“Single-Family”) business works with our lender customers to securitize single-family mortgage loans into Fannie Mae mortgage-backed securities (“Fannie Mae MBS”) and to facilitate the purchase of single-family mortgage loans for our mortgage portfolio. Revenues in the segment are derived primarily from: (i) the guaranty fees received on the mortgage loans underlying single-family Fannie Mae MBS and on the single-family mortgage loans held in our portfolio; and (ii) trust management income, which is a fee we earn derived from interest earned on cash flows between the date of remittance of mortgage and other payments to us by servicers and the date of distribution of these payments to MBS certificateholders.

Our Housing and Community Development (“HCD”) business works with our lender customers to securitize multifamily mortgage loans into Fannie Mae MBS and to facilitate the purchase of multifamily mortgage loans for our mortgage portfolio. Our HCD business also makes debt and equity investments to increase the supply of affordable housing. Revenues in the segment are derived from a variety of sources, including the guaranty fees received on the mortgage loans underlying multifamily Fannie Mae MBS and on the multifamily mortgage loans held in our portfolio, transaction fees associated with the multifamily business, and bond credit enhancement fees. In addition, HCD’s investments in rental housing projects eligible for the federal low-income housing tax credit and other investments generate both tax credits and net operating losses that reduce our federal income tax liability. Other investments in rental and for-sale housing generate revenue and losses from operations and the eventual sale of the assets.

Our Capital Markets group manages our investment activity in mortgage loans, mortgage-related securities and other investments, our debt financing activity, and our liquidity and capital positions. We fund our investments primarily through proceeds from our issuance of debt securities in the domestic and international capital markets. Our Capital Markets group generates most of its revenue from the difference, or spread, between the interest we earn on our mortgage assets and the interest we pay on the debt we issue to fund these assets. We refer to this spread as our net interest yield. Changes in the fair value of the derivative instruments and trading securities we hold impact the net income or loss reported by the Capital Markets group.

SELECTED FINANCIAL DATA

The selected financial data presented below is summarized from our condensed consolidated results of operations for the three months ended March 31, 2008 and 2007, as well as from selected condensed consolidated balance sheet data as of March 31, 2008 and December 31, 2007. This data should be read in conjunction with this MD&A, as well as with the unaudited condensed consolidated financial statements and related notes included in this report and with our audited consolidated financial statements and related notes included in our 2007 Form 10-K.

	For the
	Three Months Ended
	March 31,
	2008	2007(1)
	(Dollars and shares in
	millions, except per share amounts)

Statement of Operations Data:
Net interest income	$1,690	$1,194
Guaranty fee income	1,752	1,098
Losses on certain guaranty contracts	—	(283)
Trust management income	107	164
Fair value losses, net(2)	(4,377)	(566)
Other income (expenses), net(3)	(170)	400
Credit-related expenses(4)	(3,243)	(321)
Net income (loss)	(2,186)	961
Preferred stock dividends and issuance costs at redemption	(322)	(135)
Net income (loss) available to common stockholders	(2,508)	826
Per Common Share Data:
Earnings (loss) per share:
Basic	$(2.57)	$0.85
Diluted	(2.57)	0.85
Weighted-average common shares outstanding:
Basic	975	973
Diluted	975	974
Cash dividends declared per common share	$0.35	$0.40
New Business Acquisition Data:
Fannie Mae MBS issues acquired by third parties(5)	$155,702	$125,202
Mortgage portfolio purchases(6)	36,323	36,157

New business acquisitions	$192,025	$161,359

	As of
	March 31,	December 31,
	2008	2007(1)
	(Dollars in millions)

Balance Sheet Data:
Investments in securities:
Trading	$110,573	$63,956
Available-for-sale	228,228	293,557
Mortgage loans:
Loans held for sale	8,486	7,008
Loans held for investment, net of allowance	402,449	396,516
Total assets	843,227	879,389
Short-term debt	215,916	234,160
Long-term debt	544,424	562,139
Total liabilities	804,233	835,271
Preferred stock	16,913	16,913
Total stockholders’ equity	38,836	44,011
Regulatory Capital Data:
Core capital(7)	$42,676	$45,373
Total capital(8)	47,666	48,658
Book of Business Data:
Mortgage portfolio(9)	$726,705	$727,903
Fannie Mae MBS held by third parties(10)	2,200,958	2,118,909
Other guarantees(11)	40,817	41,588

Mortgage credit book of business	$2,968,480	$2,888,400

Guaranty book of business(12)	$2,827,370	$2,744,237

	For the
	Three Months Ended
	March 31,
	2008		2007

Ratios:
Return on assets ratio(13)*	(1.16)%		0.39%
Return on equity ratio(14)*	(40.9)		10.1
Equity to assets ratio(15)*	4.8		4.9
Dividend payout ratio(16)	N/A		47.2
Average effective guaranty fee rate (in basis points)(17)*	29.5	bp	21.8	bp
Credit loss ratio (in basis points)(18)*	12.6	bp	3.4	bp

(1)	Certain prior period amounts have been reclassified to conform to the current period presentation.

(2)	Consists of the following: (a) derivatives fair value losses, net; (b) gains (losses) on trading securities, net; (c) debt fair value gains, net; and (d) debt foreign exchange gains (losses), net. Certain prior period amounts have been reclassified to conform with the current period presentation in our condensed consolidated statements of operations.

(3)	Consists of the following: (a) investment gains (losses), net; (b) debt extinguishment losses, net; (c) losses from partnership investments; and (d) fee and other income. Certain prior period amounts have been reclassified to conform with the current period presentation in our condensed consolidated statements of operations.

(4)	Consists of provision for credit losses and foreclosed property expense.

(5)	Unpaid principal balance of Fannie Mae MBS issued and guaranteed by us and acquired by third-party investors during the reporting period. Excludes securitizations of mortgage loans held in our portfolio and the purchase of Fannie Mae MBS for our investment portfolio.

(6)	Unpaid principal balance of mortgage loans and mortgage-related securities we purchased for our investment portfolio during the reporting period. Includes advances to lenders, mortgage-related securities acquired through the extinguishment of debt and capitalized interest.

(7)	The sum of (a) the stated value of outstanding common stock (common stock less treasury stock); (b) the stated value of outstanding non-cumulative perpetual preferred stock; (c) paid-in capital; and (d) our retained earnings. Core capital excludes accumulated other comprehensive income (loss).

(8)	The sum of (a) core capital and (b) the total allowance for loan losses and reserve for guaranty losses, less (c) the specific loss allowance (that is, the allowance required on individually impaired loans).

(9)	Unpaid principal balance of mortgage loans and mortgage-related securities held in our portfolio.

(10)	Unpaid principal balance of Fannie Mae MBS held by third-party investors. The principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

(11)	Includes single-family and multifamily credit enhancements that we have provided and that are not otherwise reflected in the table.

(12)	Unpaid principal balance of: mortgage loans held in our mortgage portfolio; Fannie Mae MBS (whether held in our mortgage portfolio or held by third parties); and other credit enhancements that we provide on mortgage assets. Excludes non-Fannie Mae mortgage-related securities held in our investment portfolio for which we do not provide a guaranty. The principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

(13)	Annualized net income (loss) available to common stockholders divided by average total assets during the period.

(14)	Annualized net income (loss) available to common stockholders divided by average outstanding common equity during the period.

(15)	Average stockholders’ equity divided by average total assets during the period.

(16)	Common dividends declared during the period divided by net income (loss) available to common stockholders for the period.

(17)	Annualized guaranty fee income as a percentage of average outstanding Fannie Mae MBS and other guarantees during the period.

(18)	Annualized (a) charge-offs, net of recoveries and (b) foreclosed property expense, as a percentage of the average guaranty book of business during the period. We exclude from our credit loss ratio any initial losses recorded on delinquent loans purchased from MBS trusts pursuant to Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”), when the purchase price of seriously delinquent loans that we purchase from Fannie Mae MBS trusts exceeds the fair value of the loans at the time of purchase. Our credit loss ratio including the effect of these initial losses recorded pursuant to SOP 03-3 would have been 20.7 basis points and 4.2 basis points for the three months ended March 31, 2008 and 2007, respectively. We previously calculated our credit loss ratio based on credit losses as a percentage of our mortgage credit book of business, which includes non-Fannie Mae mortgage-related securities held in our mortgage investment portfolio that we do not guarantee. Because losses related to non-Fannie Mae mortgage-related securities are not reflected in our credit losses, we revised the calculation of our credit loss ratio to reflect credit losses as a percentage of our guaranty book of business. Our credit loss ratio calculated based on our mortgage credit book of business would have been 12.0 basis points and 3.2 basis points for the three months ended March 31, 2008 and 2007, respectively.

Note:

* Average balances for purposes of the ratio calculations are based on beginning and end of period balances.

EXECUTIVE SUMMARY

Summary of Our Financial Results

We recorded a net loss of $2.2 billion and a diluted loss per share of $2.57 for the first quarter of 2008, compared with a net loss of $3.6 billion and a diluted loss per share of $3.80 for the fourth quarter of 2007. We recorded net income of $961 million and diluted earnings per share of $0.85 for the first quarter of 2007.

Our results for this quarter reflect the ongoing disruption in the housing, mortgage and credit markets, which continued to deteriorate throughout the quarter. Specific trends that affected our financial results during the quarter included: increases in mortgage delinquencies, defaults and foreclosures; home price declines; lower interest rates; significantly wider credit spreads on securities; and reduced levels of liquidity in the mortgage and credit markets. As we continued to respond to the market’s need for liquidity and stability, we also saw continued growth in our single-family and multifamily books of business, market share and guaranty fee revenues, as well as an increase in our net interest income and net interest yield.

Our net loss for the first quarter was driven principally by credit-related expenses and fair value losses on our derivatives and trading securities, which more than offset our net interest income and guaranty fee income for the quarter.

•	Net interest income and net interest yield increased compared with both the fourth quarter and the first quarter of 2007, due to a reduction in the cost of our short-term debt and our redemption of step-rate debt securities during the quarter.

•	Guaranty fee income increased compared with both the fourth quarter and the first quarter of 2007, due to an increase in the average guaranty book of business and an increase in our average effective guaranty fee rate. The increase in our average effective guaranty fee rate was primarily attributable to accelerated accretion of the guaranty obligation and deferred profit into guaranty fee income caused by declining mortgage interest rates during the quarter, which caused an increase in expected prepayment rates. Our guaranty fee pricing increases also contributed to the increase in our average effective guaranty fee rate for the quarter.

•	Credit-related expenses increased compared with both the fourth quarter and the first quarter of 2007. The increase in credit-related expenses compared with the fourth quarter of 2007 was due primarily to an increase in charge-offs. This reflects higher defaults and average loan loss severities, driven by national home price declines and weak economic conditions in the Midwest.

•	Net fair value losses increased compared with both the fourth quarter and the first quarter of 2007. The primary driver of our net fair value losses for the quarter was our derivatives fair value losses, which were primarily due to the decline in interest rates during the quarter. Also contributing to our net fair value losses for the quarter was an increase in fair value losses on our trading securities, primarily due to the negative impact of a significant widening of credit spreads during the first quarter of 2008, which more than offset the positive impact of the decline in interest rates during the quarter on the fair value of these securities.

•	As a result of our implementation of a new accounting standard (as discussed in greater detail below), we did not incur any losses at inception of certain guaranty contracts during the first quarter of 2008, which positively impacted our results of operations for the quarter. In comparison, we recorded losses on certain guaranty contracts of $386 million for the fourth quarter of 2007 and $283 million for the first quarter of 2007. In addition, implementation of this new accounting standard contributed to a reduction in the non-GAAP estimated fair value of our net assets as of March 31, 2008, as discussed further in “Supplemental Non-GAAP Information—Fair Value Balance Sheets.”

We provide a more detailed discussion of key factors affecting changes in our results of operations and financial condition in “Consolidated Results of Operations,” “Business Segment Results,” “Consolidated Balance Sheet Analysis” and “Supplemental Non-GAAP Information—Fair Value Balance Sheets.”

Impact of Market-Based Valuation Adjustments on our Financial Results

The factors that negatively affected our financial results during the first quarter of 2008 included $5.1 billion of losses reflecting market-based valuations related to the adverse conditions in the housing, mortgage and credit markets during the quarter. Table 1 below shows the effect for the three months ended March 31, 2008, December 31, 2007 and March 31, 2007 of the most significant market-based valuation adjustments included in our results of operations.

Table 1:  Effect on Results of Operations of Significant Market-Based Valuation Adjustments

	For the Three Months Ended
	March 31, 2008	December 31, 2007	March 31, 2007
	(Dollars in millions)

Derivatives fair value losses, net	$(3,003)	$(3,222)	$(563)
Gains (losses) on trading securities, net	(1,227)	(215)	61
Debt fair value gains, net	10	—	—
Debt foreign exchange losses, net	(157)	(2)	(64)

Fair value losses, net	(4,377)	(3,439)	(566)
Losses on certain guaranty contracts	—	(386)	(283)
SOP 03-3 fair value losses(1)	(728)	(559)	(69)

Total pre-tax effect on earnings	$(5,105)	$(4,384)	$(918)

(1)	“SOP 03-3 fair value losses” refers to fair value losses we record in connection with our purchase of seriously delinquent loans from MBS trusts pursuant to SOP 03-3. SOP 03-3 fair value losses are reflected in our condensed consolidated statements of operations as a component of the “Provision for credit losses” (which is a component of our “Credit-related expenses”). For more information regarding our accounting for seriously delinquent loans purchased from MBS trusts, refer to “Item 7—MD&A—Critical Accounting Policies and Estimates—Fair Value of Financial Instruments—Fair Value of Loans Purchased with Evidence of Credit Deterioration—Effect on Credit-Related Expenses” in our 2007 Form 10-K.

We provide a more detailed discussion of the effect of these market-based valuation adjustments on our financial results in “Consolidated Results of Operations.”

Impact of Credit-Related Expenses on our Financial Results

Our first quarter 2008 results continued to reflect significantly elevated credit-related expenses compared with recent years. Our credit-related expenses for the first quarter of 2008 were 9% higher than for the fourth quarter of 2007, and more than ten times higher than our credit-related expenses for the first quarter of 2007. The key drivers of the increase in credit-related expenses for the quarter were the following:

•	The provision for credit losses attributable to our guaranty book of business increased to $2.3 billion for the first quarter of 2008, compared with $2.2 billion for the fourth quarter of 2007 and $180 million for the first quarter of 2007. The increase in our provision for the quarter reflects the impact of the severe deterioration in the housing market, including significant increases in default rates and average loan loss severities.

•	The provision for credit losses attributable to fair value losses recorded in connection with our purchase of seriously delinquent loans from MBS trusts pursuant to AICPA Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”), which we refer to as “SOP 03-3 fair value losses,” increased to $728 million for the first quarter of 2008, compared with $559 million for the fourth quarter of 2007 and $69 million for the first quarter of 2007. The increase in SOP 03-3 fair value losses compared with the fourth quarter was driven by a reduction in the market price of the delinquent loans we acquired from trusts during the quarter, as a result of the significant disruption in the housing market, which has severely reduced market liquidity for delinquent mortgage loans.

•	Our foreclosed property expenses were $170 million for the first quarter of 2008, slightly less than our foreclosed property expenses of $179 million for the fourth quarter of 2007, but significantly higher than our foreclosed property expenses of $72 million for the first quarter of 2007.

We substantially increased our loss reserves to reflect credit losses that we believe have been incurred and will be recognized over time in our charge-offs. Our combined loss reserves were $5.2 billion as of March 31, 2008, compared with $3.4 billion as of December 31, 2007 and $930 million as of March 31, 2007.

Our credit loss ratio (which excludes the impact of SOP 03-3 fair value losses) increased to 12.6 basis points for the first quarter of 2008, compared with 8.1 basis points for the fourth quarter of 2007 and 3.4 basis points for the first quarter of 2007. Our credit loss ratio including the effect of SOP 03-3 fair value losses would have been 20.7 basis points, 14.8 basis points and 4.2 basis points for those respective periods. Our credit losses for the quarter were concentrated primarily in our Alt-A and other higher risk loan categories, in loans originated in 2005 through 2007, and in areas of the country experiencing steep declines in home prices (such as Florida, California, Nevada and Arizona) or prolonged economic weakness (such as Ohio, Indiana and Michigan).

We provide a more detailed discussion of our credit-related expenses and credit loss performance metrics in “Consolidated Results of Operations—Credit-Related Expenses.” We also provide detailed credit performance information, including serious delinquency rates by geographic region, statistics on nonperforming loans and foreclosed property activity, in “Risk Management—Credit Risk Management—Mortgage Credit Risk Management—Mortgage Credit Book of Business Performance.”

Impact of Recent Changes in Fair Value Accounting on our Financial Results

Our financial results for the first quarter of 2008 were affected by our adoption of the following new accounting standards relating to the valuation of the financial instruments we hold.

•	Fair Value Option. In connection with our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), effective January 1, 2008, we elected to report a larger portion of our financial instruments at fair value, with changes in the fair value of these instruments included in our results of operations. The financial instruments that we will now record at fair value through our results of operations include our non-mortgage-related securities, certain agency mortgage-related securities and certain structured debt instruments. Because changes in the fair value of mortgage-related securities resulting from changes in interest rates tend to offset the impact of interest rate changes on the fair value of our derivatives, we expect this election to reduce some of the volatility in our financial results. In connection with our election to report additional financial instruments at fair value, we now report all changes in the fair value of our trading securities, debt and derivatives collectively in the “Fair value losses, net” line item of our condensed consolidated statement of operations.

•	Fair Value Measurements. In connection with our adoption of SFAS No. 157, Fair Value Measurements (“SFAS 157”), on January 1, 2008, we implemented a prospective change in our method of measuring the fair value of the guaranty obligations we incur when we enter into guaranty contracts. This change results in the recognition of our guaranty obligations at the amount of the compensation we receive on our guaranty contracts. Accordingly, we no longer recognize losses or record deferred profit in our financial statements at inception of our guaranty contracts issued after December 31, 2007. This change had a favorable impact on our results of operations for the quarter. We believe this method of measuring the fair value of our guaranty obligations provides a more meaningful presentation of our guaranty obligations by better aligning the revenue we recognize for providing our guarantees with the total compensation we receive and by reflecting the pricing of actual market transactions. Although we will no longer recognize losses at the inception of our guaranty contracts, we will continue to accrete previously recognized losses into our guaranty fee income over time until these losses have been fully amortized. This change in our method of measuring the fair value of our guaranty obligations contributed to a reduction in the non-GAAP estimated fair value of our net assets as of March 31, 2008.

For more information on the effect of these changes on our results of operations and the estimated fair value of our net assets, refer to “Critical Accounting Policies and Estimates—Change in Measuring the Fair Value of Guaranty Obligations” and “Supplemental Non-GAAP Information—Fair Value Balance Sheets.”

In addition to the changes described above, beginning in mid-April 2008, we implemented fair value hedge accounting with respect to a portion of our derivatives to hedge, for accounting purposes, changes in the fair value of some of our mortgage assets attributable to changes in interest rates. As a result of our election to report a larger portion of our financial instruments at fair value pursuant to SFAS 159 and our implementation of hedge accounting, we expect a reduction in the level of volatility in our financial results that is attributable to changes in interest rates. However, our implementation of SFAS 159 and hedge accounting will not affect our exposure to spread risk or the volatility in our financial results that is attributable to changes in credit spreads.

Recent Legislative and Regulatory Developments

Recent OFHEO Actions

The Office of Federal Housing Enterprise Oversight (“OFHEO”), our safety and soundness regulator, has recently taken the following actions:

•	Effective March 1, 2008, OFHEO removed the limitation on the size of our mortgage portfolio.

•	On March 19, 2008, OFHEO reduced the capital surplus requirement set forth in our May 2006 consent order with OFHEO from 30% to 20%. OFHEO also announced that we were in full compliance with the May 2006 consent order.

•	OFHEO has informed us that it has lifted the May 2006 consent order effective May 6, 2008, and will reduce the current OFHEO-directed capital surplus requirement from 20% to 15% upon the successful completion of our capital-raising plan described below. OFHEO also indicated its intention to reduce the capital surplus requirement by an additional 5 percentage points to a 10% surplus requirement in September 2008, based upon our continued maintenance of excess capital well above OFHEO’s regulatory requirement and no material adverse change to our ongoing regulatory compliance.

Determination by HUD Regarding 2007 Home Purchase Subgoals

As described in our 2007 Form 10-K, we believe that we did not meet our “low- and moderate-income housing” and “special affordable housing” home purchase subgoals for 2007 established by the Department of Housing and Urban Development (“HUD”). In April 2008, HUD notified us of its determination that achievement of these subgoals was not feasible, primarily due to reduced housing affordability and turmoil in the mortgage market, which reduced the share of the conventional conforming primary home purchase market that would qualify for these subgoals. As a result, we will not be required to submit a housing plan for failure to meet the special affordable housing home purchase subgoal. Under the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, the low- and moderate-income housing home purchase subgoal is not enforceable.

Legislation Relating to Our Regulatory Framework

As described in our 2007 Form 10-K, there is legislation pending before the U.S. Congress that would change the regulatory framework under which we, the Federal Home Loan Mortgage Corporation (referred to as Freddie Mac) and the Federal Home Loan Banks operate. The House of Representatives approved a GSE reform bill in May 2007. Another GSE reform bill is expected to be introduced in the Senate in May 2008. We cannot predict the content of any Senate bill that may be introduced or its prospects for passage by the Congress. For a description of how changes in the regulation of our business and other legislative proposals could materially adversely affect our business and earnings, see “Item 1A—Risk Factors” of our 2007 Form 10-K.

Response to Market Challenges and Opportunities

Although our financial performance for the first quarter of 2008 continued to be negatively affected by the continuing weakness in the housing markets and disruption in the mortgage and credit markets, these challenging conditions also provided opportunities for us to both fulfill our mission and build a stronger competitive position for the longer term. Our principal strategy for responding to the current challenging market conditions is to prudently preserve and build our capital, while building a solid mortgage credit book of business and continuing to fulfill our chartered mission of providing liquidity, stability and affordability to the secondary mortgage market. We identify below a number of the steps we have taken and are taking to achieve that strategy.

Preserving and Building Capital

We intend to continue to take aggressive management actions to preserve and further build our capital. OFHEO’s reduction of the capital surplus requirement will facilitate our capital management efforts and enhance our ability to provide additional liquidity and stability to the secondary mortgage market.

We are also planning to raise $6 billion in new capital through public offerings of common stock, non-cumulative mandatory convertible preferred stock and non-cumulative, non-convertible preferred stock. We believe that this additional capital will enable us to pursue growth and investment opportunities while also maintaining a prudent capital cushion in a volatile and challenging market. As part of our plan to raise capital, our Board of Directors indicated it intends to reduce our quarterly common stock dividend beginning with the third quarter of 2008 to $0.25 per share, which will make available approximately $390 million of capital annually. For more information regarding our planned capital raise, refer to “Liquidity and Capital Management—Capital Management—Capital Activity—Capital Management Actions.”

Prior to OFHEO’s reduction of the capital surplus requirement on March 19, our need to maintain capital at levels sufficient to ensure we would meet our regulatory capital requirements continued to constrain our business activities during the first quarter. We therefore continued to take steps during the first quarter to bolster our capital position, including managing the size of our investment portfolio and limiting or forgoing business opportunities that we otherwise would have pursued.

Building a Solid Mortgage Credit Book of Business by Managing and Mitigating Credit Exposure

We have continued during the first quarter of 2008 to implement a variety of measures designed to help us manage and mitigate the credit exposure we face as a result of our investment and guaranty activities, including the following measures.

Tightening Our Underwriting and Eligibility Guidelines

We implemented several changes in our underwriting and eligibility criteria during the first quarter of 2008 to reduce our credit risk, including requiring larger down payments, higher credit scores and increased pricing for some of the loans we acquire. We have also limited or eliminated our acquisitions of certain higher risk loan products. We believe our new underwriting and eligibility criteria will promote stable financing and sustainable homeownership, particularly in the current market environment in which home prices are declining in many areas.

In March 2008, we announced the release of Desktop Underwriter® Version 7.0 (“DU 7.0”), which will become effective in June 2008. With the release of DU 7.0, we will implement a comprehensive update to DU’s credit risk assessment, as well as pricing requirements that align with this update. In connection with the release of DU 7.0, we will also update the pricing and eligibility requirements for our manually underwritten loans to more closely align with our requirements for loans underwritten through DU, which will allow us to more consistently manage our credit risk for the loans we acquire.

We believe these efforts to reduce our credit risk, particularly in the current market environment, are essential to our ability to sustain our business over the long term. By prudently managing our credit risk during this difficult market cycle, we help to ensure that we have the financial strength to continue to provide liquidity to the mortgage market, help stabilize that market and support continued, affordable homeownership.

Increasing Our Guaranty Fees

We have taken steps during the first quarter of 2008 to increase our guaranty fees in light of the increased credit risk and volatility in the current market environment. In March 2008, we increased our guaranty fees and implemented an adverse market delivery charge of 25 basis points on all loans delivered to us to compensate us for the added risk we incur during this period of increased market uncertainty. We also have announced further increases in our guaranty fees for some loan types beginning in June 2008 and August 2008.

Loss Mitigation Activities

We have also taken steps to reduce credit losses and help borrowers stay in their homes, including the following:

•	We have increased our credit operations staff dedicated to on-site oversight at the offices of our largest loan servicers to help guide loss mitigation decisions and ensure adherence to our policies.

•	We have implemented our HomeSaver Advancetm initiative, a loss mitigation tool that permits qualified borrowers who are behind on their mortgage loans to catch up on their payments without the need to modify the mortgage loans.

•	We have extended our maximum collection forbearance period for delinquent loans from four to six months.

•	We have increased our fees to those involved in the foreclosure process, including loan servicers and attorneys, to provide a workout solution for a delinquent mortgage loan, rather than proceeding with a foreclosure action.

We are continuing to explore additional loss mitigation actions. For a further description of loss mitigation initiatives we have recently implemented, refer to “Risk Management—Credit Risk Management—Mortgage Credit Risk Management—Recent Developments.”

Providing Liquidity, Stability and Affordability to the Secondary Mortgage Market

The mortgage and credit market disruption has created a need for additional credit and liquidity in the secondary mortgage market. In 2008, we have taken the following actions to provide liquidity, stability and affordability to the housing finance system:

•	We continued to increase our participation in the securitization of mortgage loans, with our estimated market share of new single-family mortgage-related securities issuances increasing to approximately 50.1% for the first quarter of 2008, from approximately 48.5% for the fourth quarter of 2007 and approximately 25.1% for the first quarter of 2007.

•	We increased our total mortgage credit book of business by 3% to $3.0 trillion as of March 31, 2008, from $2.9 trillion as of December 31, 2007.

•	We began acquiring jumbo conforming loans in April 2008 in response to the Economic Stimulus Act of 2008, which temporarily increased our maximum loan limit in specified high-cost metropolitan areas to $729,750.

In addition, we plan to pursue a series of initiatives designed to help stabilize the housing market and increase home affordability in the United States.

Outlook for 2008

We expect severe weakness in the housing market to continue in 2008. We expect home prices to decline 7 to 9% on a national basis in 2008, with significant regional differences in the rate of home price decline, including steeper declines in certain areas such as Florida, California, Nevada and Arizona. We believe this housing market weakness will lead to increased delinquencies, defaults and foreclosures on mortgage loans, and slower growth in U.S. residential mortgage debt outstanding in 2008. Based on our market outlook, we currently have the following expectations about our future financial performance.

•	We expect the downturn in the housing market and the disruption in the mortgage and credit markets to continue to adversely affect our financial results in 2008.

•	We expect a significant increase in our credit-related expenses and credit loss ratio in 2008 relative to 2007.

•	We also believe that our credit losses will increase in 2009 relative to 2008.

•	We believe that our single-family guaranty book of business will continue to grow at a faster rate than the rate of overall growth in U.S. residential mortgage debt outstanding, and that our guaranty fee income will also grow in 2008 compared to 2007. Our single-family business volume has benefited in recent months from a significant reduction in competition from private issuers of mortgage-related securities and reduced demand for mortgage assets from other market participants. We expect to experience increased competition in 2008 from the Federal Housing Administration (“FHA”) due to the recent increase in the maximum loan limit for an FHA-insured loan in specified high-cost metropolitan areas to $729,750, from a previous limit of $362,790, pursuant to the Economic Stimulus Act of 2008. This increase in competition from the FHA may negatively affect our single-family business volume in 2008. Our single-family business volume may also be negatively affected by the eligibility changes and additional price increases that we are implementing this year.

•	If current market conditions continue, we expect our taxable-equivalent net interest yield (excluding the benefit we received from the redemption of step-rate debt securities during the first quarter of 2008) to continue to increase for the remainder of 2008.

We provide additional detail on trends that may affect our result of operations, financial condition, liquidity and regulatory capital position in future periods in “Consolidated Results of Operations” below.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. In our 2007 Form 10-K, we identified the following as our most critical accounting polices and estimates:

•	Fair Value of Financial Instruments

•	Other-than-temporary Impairment of Investment Securities

•	Allowance for Loan Losses and Reserve for Guaranty Losses

During the first quarter of 2008, we added the assessment of the need for a deferred tax asset valuation allowance as a critical accounting policy. We describe below the basis for including this accounting estimate as a critical accounting policy. We also describe any significant changes in the judgments and assumptions we made during the first quarter of 2008 in applying our critical accounting policies. Also see “Part II—Item 7—MD&A—Critical Accounting Policies and Estimates” and “Notes to Consolidated Financial Statements—Note 1, Summary of Significant Accounting Policies” of our 2007 Form 10-K for additional information.

Fair Value of Financial Instruments

We adopted SFAS 157, which defines fair value, establishes a framework for measuring fair value and outlines a fair value hierarchy based on the inputs to valuation techniques used to measure fair value, effective January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as an exit price). SFAS 157 categorizes fair value measurements into a three-level hierarchy based on the extent to which the measurement relies on observable market inputs in measuring fair value. Level 1, which is the highest priority in the fair value hierarchy, is based on unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 is based on observable market-based inputs, other than quoted prices, in active markets for identical assets or liabilities. Level 3, which is the lowest priority in the fair value hierarchy, is based on unobservable inputs. Assets and liabilities are classified within this hierarchy in their entirety based on the lowest level of any input that is significant to the fair value measurement.

The use of fair value to measure our financial instruments is fundamental to our financial statements and is a critical accounting estimate because a substantial portion of our assets and liabilities are recorded at estimated fair value. The majority of our financial instruments carried at fair value fall within the level 2 category and are valued primarily utilizing inputs and assumptions that are observable in the marketplace, can be derived from observable market data or corroborated by observable levels at which transactions are executed in the marketplace. Because items classified as level 3 are generally based on unobservable inputs, the process to determine fair value is generally more subjective and involves a high degree of management judgment and assumptions. These assumptions may have a significant effect on our estimates of fair value, and the use of different assumptions as well as changes in market conditions could have a material effect on our results of operations or financial condition. We provide additional information regarding our level 3 assets below.

Fair Value Hierarchy—Level 3 Assets

Level 3 is primarily comprised of financial instruments whose fair value is estimated based on valuation methodologies utilizing significant inputs and assumptions that are generally less readily observable because of limited market activity or little or no price transparency. We typically classify financial instruments as level 3 if the valuation is based on inputs from a single source, such as a dealer quotation, where we are not able to corroborate the inputs and assumptions with other available, relevant market information. Our level 3 financial instruments include certain mortgage- and asset-backed securities and residual interests, certain performing residential mortgage loans, non-performing mortgage-related assets, our guaranty assets and buy-ups, our master servicing assets and certain highly structured, complex derivative instruments.

Some of our financial instruments, such as our trading and available-for-sale (“AFS”) securities and our derivatives, are measured at fair value on a recurring basis in periods subsequent to initial recognition. We measure some of our other financial instruments at fair value on a nonrecurring basis in periods subsequent to initial recognition, such as assets subject to other-than-temporary impairment. Table 2 presents, by balance sheet category, the amount of financial assets carried in our condensed consolidated balance sheets at fair value on a recurring basis and classified as level 3 as of March 31, 2008. We also identify the types of financial instruments within each asset category that are based on level 3 measurements and describe the valuation techniques used for determining the fair value of these financial instruments. The availability of observable market inputs to measure fair value varies based on changes in market conditions, such as liquidity. As a result, we expect the financial instruments carried at fair value on a recurring basis and classified as level 3 to vary each period.

Table 2:  Level 3 Recurring Assets at Fair Value

	As of March 31, 2008
	Estimated
Balance Sheet Category	Fair Value	Description and Valuation Technique
(Dollars in millions)

Trading securities	$17,972	Primarily consists of mortgage-related securities backed by Alt-A loans and subprime loans. We generally have estimated the fair value based on the use of average prices obtained from multiple pricing services. In the absence of such information or if we are not able to corroborate these prices by other available, relevant market information, we estimate the fair value based on broker or dealer quotations or using internal calculations that incorporate inputs that are implied by market prices for similar securities and structure types. These inputs may be adjusted for various factors, such as prepayment speeds and credit spreads.

	As of March 31, 2008
	Estimated
Balance Sheet Category	Fair Value	Description and Valuation Technique
(Dollars in millions)

AFS securities	36,183	Primarily consists of mortgage-related securities backed by Alt-A loans and subprime loans and mortgage revenue bonds. The valuation techniques are the same as above.
Derivatives assets	341	Primarily consists of a limited population of certain highly structured, complex interest rate management derivatives. Examples include certain swaps with embedded caps and floors or reference to non-standard indexes. We determine the fair value of these derivative instruments using indicative market prices obtained from large, experienced dealers. Indicative market prices from a single source that cannot be corroborated are classified as level 3.
Guaranty assets and buy-ups	1,628	Represents the present value of the estimated compensation we expect to receive for providing our guaranty related to retained interests in portfolio securitization transactions. We generally have estimated the fair value based on internal models that calculate the present value of expected cash flows. Key model inputs and assumptions include prepayment speeds, forward yield curves and discount rates that are commensurate with the level of estimated risk.

Level 3 recurring assets	$56,124

Total assets	$843,227
Total recurring assets measured at fair value	$341,461
Total recurring assets measured at fair value as percentage of total assets	40%
Level 3 recurring assets as percentage of total assets	7%
Level 3 recurring assets as a percentage of total recurring assets measured at fair value	16%

Level 3 recurring assets totaled $56.1 billion as of March 31, 2008, which represented a significant increase from our level 3 recurring assets as of January 1, 2008. The increase during the first quarter of 2008 primarily reflected the ongoing effects of the significant disruption in the mortgage market and severe reduction in market liquidity for certain mortgage products, such as delinquent loans and private-label mortgage-related securities backed by Alt-A loans and subprime loans. Because of the reduction in recently executed transactions and market price quotations for these instruments, the market inputs for these instruments became less observable.

Financial assets measured at fair value on a non-recurring basis and classified as level 3, which are not presented in the table above, include held-for-sale (“HFS”) loans that are measured at lower of cost or market and that were written down to fair value as of the end of the period. The fair value of these loans totaled $596 million as of March 31, 2008. In addition, certain financial assets measured at cost that have been written down to fair value during the period due to impairment are classified as non-recurring. The fair value of these level 3 non-recurring financial assets, which primarily consisted of certain guaranty assets and buy-ups, totaled $6.2 billion as of March 31, 2008. Financial liabilities measured at fair value on a recurring basis and classified as level 3 as of March 31, 2008 consisted of $3.4 billion of long-term debt and $89 million of derivatives liabilities. See “Notes to Condensed Consolidated Financial Statements—Note 16, Fair Value of Financial Instruments” for further information regarding SFAS 157, including the classification within the three-level hierarchy of all of our assets and liabilities carried in our condensed consolidated balance sheets at fair value as of March 31, 2008.

Fair Value Control Processes

We employ control processes to validate the fair value of our financial instruments. These control processes are designed to ensure that the values used for financial reporting are based on observable inputs wherever possible. In the event that observable market-based inputs are not available, the control processes are designed to assure that the valuation approach used is appropriate and consistently applied and that the assumptions are reasonable. Our control processes provide for segregation of duties and oversight of our fair value methodologies and valuations by our Valuation Oversight Committee. Valuations are performed by personnel independent of our business units. A price verification group reviews selected valuations and compares the valuations to alternative external market data (e.g., quoted market prices, broker or dealer quotations, pricing services, recent trading activity and comparative analyses to similar instruments) for reasonableness. The price verification group also performs independent reviews of the assumptions used in determining the fair value of products with material estimation risk for which observable market-based inputs do not exist. Valuation models are regularly reviewed and approved for use for specific products by the Chief Risk Office, which also is independent from our business units. Any changes to the valuation methodology or pricing are reviewed by the Valuation Oversight Committee to confirm the changes are appropriate.

We continue to refine our valuation methodologies as markets and products develop and the pricing for certain products becomes more or less transparent. While we believe our valuation methods are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a materially different estimate of fair value as of the reporting date.

Change in Measuring the Fair Value of Guaranty Obligations

Beginning January 1, 2008, as part of the implementation of SFAS 157, we changed our approach to measuring the fair value of our guaranty obligation. Specifically, we adopted a measurement approach that is based upon an estimate of the compensation that we would require to issue the same guaranty in a standalone arm’s-length transaction with an unrelated party. When we initially recognize a guaranty issued in a lender swap transaction after December 31, 2007, we measure the fair value of the guaranty obligation based on the fair value of the total compensation we receive, which primarily consists of the guaranty fee, credit enhancements, buy-downs, risk-based price adjustments and our right to receive interest income during the float period in excess of the amount required to compensate us for master servicing. Because the fair value of those guaranty obligations now equals the fair value of the total compensation we receive, we do not recognize losses or record deferred profit in our financial statements at inception of those guaranty contracts issued after December 31, 2007.

We also changed the way we measure the fair value of our existing guaranty obligations, as disclosed in “Supplemental Non-GAAP Information—Fair Value Balance Sheets” and in “Notes to Condensed Consolidated Financial Statements,” to be consistent with our new approach for measuring guaranty obligations at initial recognition. The fair value of all guaranty obligations measured subsequent to their initial recognition, is our estimate of a hypothetical transaction price we would receive if we were to issue our guarantees to an unrelated party in a standalone arm’s-length transaction at the measurement date. To measure this fair value, we will continue to use the models and inputs that we used prior to our adoption of SFAS 157 and calibrate those models to our current market pricing.

Prior to January 1, 2008, we measured the fair value of the guaranty obligations that we recorded when we issued Fannie Mae MBS based on market information obtained from spot transaction prices. In the absence of spot transaction data, which was the case for the substantial majority of our guarantees, we used internal models to estimate the fair value of our guaranty obligations. We reviewed the reasonableness of the results of our models by comparing those results with available market information. Key inputs and assumptions used in our models included the amount of compensation required to cover estimated default costs, including estimated unrecoverable principal and interest that we expected to incur over the life of the underlying mortgage loans backing our Fannie Mae MBS, estimated foreclosure-related costs, estimated administrative and other costs related to our guaranty, and an estimated market risk premium, or profit, that a market participant of similar credit standing would require to assume the obligation. If our modeled estimate of the fair value of the guaranty obligation was more or less than the fair value of the total compensation received, we recognized a loss or recorded deferred profit, respectively, at inception of the guaranty contract. See “Part II—Item 7—MD&A—Critical Accounting Policies and Estimates—Fair Value of Guaranty Assets and Guaranty Obligations—Effect on Losses on Certain Guaranty Contracts” of our 2007 Form 10-K for additional information.

The accounting for our guarantees in our condensed consolidated financial statements is unchanged with our adoption of SFAS 157. Accordingly, the guaranty obligation amounts recorded in our condensed consolidated balance sheets attributable to guarantees issued prior to January 1, 2008 will continue to be amortized in accordance with our established accounting policy. This change, however, affects the fair value of all our existing guaranty obligations as of each measurement date, which we disclose in “Notes to Condensed Consolidated Financial Statements” and “Supplemental Non-GAAP Information—Fair Value Balance Sheets.” As a result of this change, the fair value of our guaranty obligations as of December 31, 2007 decreased by $2.3 billion, to an estimated $18.2 billion, from the previously reported amount of $20.5 billion, effective upon our January 1, 2008 adoption of SFAS 157.

Deferred Tax Assets

We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits. Our net deferred tax assets totaled $17.8 billion and $13.0 billion as of March 31, 2008 and December 31, 2007, respectively. We evaluate our deferred tax assets for recoverability based on available evidence, including assumptions about future profitability. We are required to establish a valuation allowance for deferred tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved business plans and ongoing tax planning strategies. We did not record a valuation allowance against our net deferred tax assets as of March 31, 2008 or December 31, 2007 because we anticipate that it is more likely than not that our results of future operations will generate sufficient taxable income to allow us to realize our deferred tax assets.

If we were to determine that we would not be able to realize all or a portion of our deferred tax assets in the future, we would reduce the deferred tax asset through a charge to income in the period in which that determination is made. This charge could have a material adverse affect on our results of operations and financial condition. In addition, the assumptions in making this determination are subject to change from period to period based on changes in tax laws or variances between our future projected operating performance and our actual results. As a result, significant management judgment is required in assessing the possible need for a deferred tax asset valuation allowance. For these reasons and because changes in these assumptions and estimates can materially affect our results of operations and financial condition, we have included the assessment of a deferred tax asset valuation allowance as a critical accounting policy.

Our analysis of the need for a valuation allowance recognizes that we are in a cumulative loss position as of the three-year period ended March 31, 2008, which is considered significant negative evidence that is objective and verifiable and therefore, difficult to overcome. However, we believe we will generate sufficient taxable income in future periods to realize deferred tax assets.

We are able to rely on our forecasts of future taxable income and overcome the uncertainty created by the cumulative loss position. While current market conditions create volatility in our pre-tax income, we have sufficient taxable income currently and in our forecasts because of the stability of our core business model and the nature of our book to tax differences. Our forecasts of future taxable income include assumptions about the depth and severity of housing price depreciation and credit losses; if future actual results adversely deviate in a material way, or if unforeseen events preclude our ability to maintain our funding spreads or manage our guaranty fees, we may not generate sufficient taxable income to realize our deferred tax assets, and a significant valuation allowance may be necessary. We will continue to assess the need for a valuation allowance.

We provide additional detail on the components of our deferred tax assets and deferred tax liabilities as of December 31, 2007 in our 2007 Form 10-K in “Notes to Consolidated Financial Statements—Note 11, Income Taxes” and we provide information on the increase in our deferred tax assets since December 31, 2007 in “Notes to Condensed Consolidated Financial Statements—Note 10, Income Taxes” of this report.

CONSOLIDATED RESULTS OF OPERATIONS

The following discussion of our condensed consolidated results of operations is based on a comparison of our results for the first quarter of 2008 and the first quarter of 2007. Table 3 presents a summary of our unaudited condensed consolidated results of operations for each of these periods.

Table 3:  Summary of Condensed Consolidated Results of Operations

	For the
	Three Months
	Ended
	March 31,		Variance
	2008	2007	$	%
	(Dollars in millions, except
	per share amounts)

Net interest income	$1,690	$1,194	$496	42%
Guaranty fee income	1,752	1,098	654	60
Trust management income	107	164	(57)	(35)
Fee and other income(1)	227	277	(50)	(18)

Net revenues	3,776	2,733	1,043	38

Losses on certain guaranty contracts	—	(283)	283	100
Investment gains (losses), net(1)	(111)	295	(406)	(138)
Fair value losses, net(1)	(4,377)	(566)	(3,811)	(673)
Losses from partnership investments	(141)	(165)	24	15
Administrative expenses	(512)	(698)	186	27
Credit-related expenses(2)	(3,243)	(321)	(2,922)	(910)
Other non-interest expenses(1)(3)	(505)	(104)	(401)	(386)

Income (loss) before federal income taxes and extraordinary losses	(5,113)	891	(6,004)	(674)
Benefit for federal income taxes	2,928	73	2,855	3,911
Extraordinary losses, net of tax effect	(1)	(3)	2	67

Net income (loss)	$(2,186)	$961	$(3,147)	(327)%

Diluted earnings (loss) per common share	$(2.57)	$0.85	$(3.42)	(402)%

(1)	Certain prior period amounts have been reclassified to conform with the current period presentation in our condensed consolidated statements of operations.

(2)	Consists of provision for credit losses and foreclosed property expense.

(3)	Consists of debt extinguishment gains (losses), net, minority interest in earnings of consolidated subsidiaries and other expenses.

Our business generates revenues from four principal sources: net interest income, guaranty fee income, trust management income, and fee and other income. Other significant factors affecting our results of operations include: changes in the fair value of our derivatives, trading securities and debt; the timing and size of investment gains and losses; credit-related expenses; losses from partnership investments; and administrative expenses. We provide a comparative discussion of the effect of our principal revenue sources and other listed items on our condensed consolidated results of operations for the three months ended March 31, 2008 and

2007 below. We also discuss other significant items presented in our unaudited condensed consolidated statements of operations.

Net Interest Income

Table 4 presents an analysis of our net interest income and net interest yield for the three months ended March 31, 2008 and 2007.

Table 4:  Analysis of Net Interest Income and Yield

	For the Three Months Ended March 31,
	2008			2007
		Interest	Average		Interest	Average
	Average	Income/	Rates	Average	Income/	Rates
	Balance(1)	Expense	Earned/Paid	Balance(1)	Expense	Earned/Paid
	(Dollars in millions)

Interest-earning assets:
Mortgage loans(2)	$410,318	$5,662	5.52%	$385,810	$5,385	5.58%
Mortgage securities	315,795	4,144	5.25	331,229	4,567	5.52
Non-mortgage securities(3)	66,630	678	4.03	62,195	836	5.37
Federal funds sold and securities purchased under agreements to resell	36,233	393	4.29	13,666	182	5.32
Advances to lenders	4,229	65	6.08	4,674	36	3.11

Total interest-earning assets	$833,205	$10,942	5.25%	$797,574	$11,006	5.52%

Interest-bearing liabilities:
Short-term debt	$257,445	$2,558	3.93%	$161,575	$2,213	5.48%
Long-term debt	545,549	6,691	4.91	602,804	7,596	5.04
Federal funds purchased and securities sold under agreements to repurchase	448	3	2.65	210	3	5.33

Total interest-bearing liabilities	$803,442	$9,252	4.59%	$764,589	$9,812	5.13%

Impact of net non-interest bearing funding	$29,763		0.16%	$32,985		0.21%

Net interest income/net interest yield(4)		$1,690	0.82%		$1,194	0.60%
Taxable-equivalent adjustment on tax-exempt investments(5)		83	0.04%		92	0.04%

Taxable-equivalent net interest income/taxable-equivalent net interest yield(6)		$1,773	0.86%		$1,286	0.64%

(1)	For mortgage loans, average balances have been calculated based on the average of the amortized cost amounts at the beginning of the year and at the end of each month in the period. For all other categories, average balances have been calculated based on a daily average. The average balance for the three months ended March 31, 2008 for advances to lenders also has been calculated based on a daily average.

(2)	Average balance amounts include nonaccrual loans with an average balance totaling $8.2 billion and $6.5 billion as of March 31, 2008 and December 31, 2007, respectively, and $5.9 billion and $6.7 billion as of March 31, 2007 and December 31, 2006, respectively. Interest income amounts include interest income related to SOP 03-3 loans, including accretion on loans returned to accrual status, of $145 million and $104 million for the three months ended March 31, 2008 and 2007, respectively. Of these amounts recognized into interest income, $35 million and $7 million for the three months ended March 31, 2008 and 2007, respectively, related to the accretion of the fair value loss recorded upon purchase of SOP 03-3 loans.

(3)	Includes cash equivalents.

(4)	Net interest yield computed by dividing annualized net interest income for the period by the average balance of total interest-earning assets during the period.

(5)	Represents adjustment to permit comparison of yields on tax-exempt and taxable assets calculated using a 35% marginal tax rate for each of the periods presented.

(6)	Taxable-equivalent net interest yield is computed by dividing annualized taxable-equivalent net interest income for the period by the average balance of total interest-earning assets during the period.

Table 5 presents the total variance, or change, in our taxable-equivalent net interest income between the three months ended March 31, 2008 and 2007, and the extent to which that variance is attributable to (1) changes in the volume of our interest-earning assets and interest-bearing liabilities or (2) changes in the interest rates of these assets and liabilities.

Table 5:  Rate/Volume Analysis of Net Interest Income

	For the Three Months
	Ended March 31,
	2008 vs. 2007
	Total	Variance Due to:(1)
	Variance	Volume	Rate
	(Dollars in millions)

Interest income:
Mortgage loans(2)	$277	$339	$(62)
Mortgage securities	(423)	(208)	(215)
Non-mortgage securities	(158)	56	(214)
Federal funds sold and securities purchased under agreements to resell	211	250	(39)
Advances to lenders	29	(4)	33

Total interest income	(64)	433	(497)

Interest expense:
Short-term debt	345	1,067	(722)
Long-term debt	(905)	(706)	(199)
Federal funds purchased and securities sold under agreements to repurchase	—	2	(2)

Total interest expense	(560)	363	(923)

Net interest income	496	70	426
Taxable-equivalent adjustment on tax-exempt investments(3)	(9)

Taxable-equivalent net interest income	$487

(1)	Combined rate/volume variances are allocated to both rate and volume based on the relative size of each variance.

(2)	Includes interest income related to SOP 03-3 loans, including accretion on loans returned to accrual status, of $145 million and $104 million for the three months ended March 31, 2008 and 2007, respectively. Of these amounts recognized into interest income, approximately $35 million and $7 million for the three months ended March 31, 2008 and 2007, respectively, related to the accretion of the fair value discount recorded upon purchase of SOP 03-3 loans.

(3)	Represents adjustment to permit comparison of yields on tax-exempt and taxable assets calculated using a 35% marginal tax rate for each of the periods presented.

Taxable-equivalent net interest income of $1.8 billion for the first quarter of 2008 increased by 38% from the first quarter of 2007, driven by a 34% (22 basis points) increase in our taxable-equivalent net interest yield to 0.86%, and a 4% increase in our average interest-earning assets. During the first quarter of 2008, the U.S. Treasury yield curve assumed its steepest slope since mid-2004 as short-term interest rates fell and long-term rates remained relatively stable. Our net interest yield reflected the benefits from this steeper yield curve, as we shifted our funding mix to a higher proportion of lower-rate, short-term debt and redeemed $12.5 billion of step-rate debt securities during the quarter, which together reduced the average cost of our debt by 54 basis points, to 4.59%. Instead of having a fixed coupon for the life of the security, step-rate debt securities allow for the interest rate to increase at predetermined rates according to a specified schedule, resulting in increased interest payments. However, the interest expense on step-rate debt securities is recognized at a constant effective rate over the term of the security. Because we redeemed these securities prior to maturity, we reversed a portion of the interest expense that we had previously accrued, which provided a benefit to our net interest yield of approximately 17 basis points on an annualized basis. The decrease in the average cost of our debt was partially offset by a decrease in the average yield on our interest-earning assets of 27 basis points to

5.25%, which was due in part to the accelerated amortization of net deferred premium amounts reflecting faster than expected prepayment speeds in response to the decline in interest rates during the quarter.

The periodic net contractual interest accruals on our interest rate swaps are not reflected in our taxable-equivalent net interest income, although we consider these amounts to be part of the cost of funding our mortgage investments. Instead, the net contractual interest accruals on our interest rate swaps are reflected in our condensed consolidated statements of operations as a component of “Fair value losses, net.” As indicated in Table 9 below, we recorded net contractual interest expense of $26 million for the three months ended March 31, 2008. In comparison, we recorded net contractual interest income on our interest rate swaps totaling $34 million for the three months ended March 31, 2007. The economic effect of the interest accruals on our interest rate swaps, which is not reflected in the comparative net interest yields presented above, resulted in an increase in our funding costs of approximately 1 basis point for the three months ended March 31, 2008 and a reduction in our funding costs of approximately 1 basis point for the three months ended March 31, 2007.

If current market conditions continue, we expect our taxable-equivalent net interest yield (excluding the benefit we received from the redemption of step-rate debt securities during the first quarter of 2008) to continue to increase for the remainder of 2008.

Guaranty Fee Income

Table 6 shows the components of our guaranty fee income, our average effective guaranty fee rate, and Fannie Mae MBS activity for the three months ended March 31, 2008 and 2007. As discussed above, the change in measuring the fair value of our guaranty obligations affects not only the losses recognized at inception of our guaranty contract, but also our guaranty fee income. Although we will no longer recognize losses at the inception of our guaranty contracts, we will continue to accrete previously recognized losses into our guaranty fee income over the remaining life of the mortgage loans underlying the MBS.

Table 6:  Guaranty Fee Income and Average Effective Guaranty Fee Rate(1)

	For the Three Months Ended March 31,
	2008			2007			Amount
	Amount	Rate(2)		Amount	Rate(2)		Variance
	(Dollars in millions)

Guaranty fee income/average effective guaranty fee rate, excluding certain fair value adjustments and buy-up impairment	$1,719	29.0	bp	$1,100	21.8	bp	56%
Net change in fair value of buy-ups and guaranty assets	62	1.0		2	—		3,000
Buy-up impairment	(29)	(0.5)		(4)	—		625

Guaranty fee income/average effective guaranty fee rate(3)	$1,752	29.5	bp	$1,098	21.8	bp	60%

Average outstanding Fannie Mae MBS and other guarantees(4)	$2,374,033			$2,017,471			18%
Fannie Mae MBS issues(5)	168,592			132,423			27

(1)	Guaranty fee income primarily consists of contractual guaranty fees related to Fannie Mae MBS held in our portfolio and held by third-party investors, adjusted for (1) the amortization of upfront fees and impairment of guaranty assets, net of a proportionate reduction in the related guaranty obligation and deferred profit, and (2) impairment of buy-ups. The average effective guaranty fee rate reflects our average contractual guaranty fee rate adjusted for the impact of amortization of deferred amounts and buy-up impairment. Losses recognized at inception on certain guaranty contracts are excluded from guaranty fee income and the average effective guaranty fee rate; however, as described in footnote 3 below, the accretion of these losses into income over time is included in our guaranty fee income and average effective guaranty fee rate.

(2)	Presented in basis points and calculated based on annualized amounts of our guaranty fee income components divided by average outstanding Fannie Mae MBS and other guarantees for each respective period.

(3)	Losses recognized at inception on certain guaranty contracts, which are excluded from guaranty fee income, are recorded as a component of our guaranty obligation. We accrete a portion of our guaranty obligation, which includes these losses, into income each period in proportion to the reduction in the guaranty asset for payments received. This accretion increases our guaranty fee income and reduces the related guaranty obligation.

(4)	Other guarantees includes $40.8 billion and $41.6 billion as of March 31, 2008 and December 31, 2007, respectively, and $20.6 billion and $19.7 billion as of March 31, 2007 and December 31, 2006, respectively, related to long-term standby commitments we have issued and credit enhancements we have provided.

(5)	Reflects unpaid principal balance of Fannie Mae MBS issued and guaranteed by us, including mortgage loans held in our portfolio that we securitized during the period and Fannie Mae MBS issued during the period that we acquired for our portfolio.

The 60% increase in guaranty fee income from the first quarter of 2007 was driven by an 18% increase in average outstanding Fannie Mae MBS and other guarantees, and a 35% increase in the average effective guaranty fee rate to 29.5 basis points from 21.8 basis points. The increase in average outstanding Fannie Mae MBS and other guarantees reflected the significant growth in our market share of mortgage-related securities issuances since the first quarter of 2007, due in large part to the disruption in the credit and mortgage markets and dramatic shift in market dynamics, including a significant reduction in the issuances of private-label mortgage-related securities.

The increase in our average effective guaranty fee rate was due in part to accretion of our guaranty obligation and deferred profit amounts into income, reflecting the impact of accelerated amortization due to faster expected prepayment speeds stemming from the decrease in interest rates during the quarter. The accretion of the guaranty obligation related to losses previously recognized at inception on certain guaranty contracts totaled an estimated $297 million and $92 million for the three months ended March 31, 2008 and 2007, respectively.

We implemented targeted guaranty fee pricing increases and an adverse market delivery charge of 25 basis points for all loans delivered to us effective March 1, 2008. As a result of these price increases, our average guaranty charge fee on acquisitions increased to 27.9 basis points for the month of March 2008, from 26.5 basis points for December 2007 and 25.6 basis points for March 2007. The impact of our targeted pricing increases during the first quarter of 2008 was partially offset by a reduction in the acquisition of higher-risk loan products, for which we typically charge a higher guaranty fee.

We announced a comprehensive update to our risk assessment, eligibility criteria and pricing that is effective June 1, 2008. The changes in our risk assessment and eligibility criteria are likely to result in changes in the risk profile of our new business, which may contribute to a reduction in our guaranty business volume for the year relative to our business volume for 2007. However, we expect overall growth in our guaranty book of business for the year and an increase in our guaranty fee income for 2008 relative to 2007.

Trust Management Income

Trust management income decreased to $107 million for the first quarter of 2008, from $164 million for the first quarter of 2007. The decrease was attributable to the reduction in short-term interest rates during the first quarter of 2008, which reduced the amount of float income derived from the cash flows between the date of remittance of mortgage and other payments to us by servicers and the date of distribution of these payments to MBS certificateholders.

Fee and Other Income

Fee and other income decreased to $227 million for the first quarter of 2008, from $277 million for the first quarter of 2007. The decrease was due to a reduction in multifamily fees that reflected lower liquidations during the first quarter of 2008.

Losses on Certain Guaranty Contracts

Beginning on January 1, 2008 with our adoption of SFAS 157, we changed how we measure the fair value of our guaranty obligation related to new MBS issuances. As a result of this change, we did not record any losses on certain guaranty contracts for the first quarter of 2008. We will no longer recognize losses or record deferred profit in our consolidated financial statements at inception of our guaranty contracts for MBS issued subsequent to

December 31, 2007 because the estimated fair value of the guaranty obligation at inception will now equal the estimated fair value of the total compensation received. For further discussion of this change, see “Critical Accounting Policies and Estimates—Fair Value of Financial Instruments—Change in Measuring the Fair Value of Guaranty Obligations” and “Notes to Condensed Consolidated Financial Statements—Note 1, Summary of Significant Accounting Policies.”

We recorded losses on certain guaranty contracts totaling $283 million for the first quarter of 2007. These losses reflected the increase in the estimated market risk premium that a market participant would require to assume our guaranty obligations due to the decline in home prices and deterioration in credit conditions. As of March 31, 2008, unamortized losses on certain guaranty contracts in our condensed consolidated balance sheet were $2.2 billion. The unamortized losses represent the net guaranty asset and guaranty obligation in our condensed consolidated balance sheet that will be accreted into income over the remaining life of the mortgage loans underlying our Fannie Mae MBS as a component of guaranty fee income. The accretion to be recognized in future periods will be more than the original losses on certain guaranty contracts as a result of upfront cash fees and credit enhancements received at the inception of the guaranty arrangement that reduced the original recorded loss.

Investment Gains (Losses), Net

We summarize the components of investment gains (losses), for the three months ended March 31, 2008 and 2007 below in Table 7 and discuss significant changes in these components between periods.

Table 7:  Investment Gains (Losses), Net

	For the
	Three Months
	Ended
	March 31,
	2008	2007
	(Dollars in millions)

Other-than-temporary impairment on AFS securities(1)	$(55)	$(3)
Lower-of-cost-or-market (“LOCOM”) adjustments on held-for-sale loans	(71)	(3)
Gains on Fannie Mae portfolio securitizations, net	42	49
Gains on sale of AFS securities, net	33	271
Other investment losses, net	(60)	(19)

Investment gains (losses), net	$(111)	$295

(1)	Excludes other-than-temporary impairment on guaranty assets and buy-ups as these amounts are recognized as a component of guaranty fee income. Refer to Table 6: Guaranty Fee Income and Average Effective Guaranty Fee Rate.

The $406 million unfavorable variance in investment gains (losses), net, for the first quarter of 2008 compared with the first quarter of 2007 was primarily attributable to the following:

•	An increase of $52 million in other-than-temporary impairment on AFS securities. We recognized other-than-temporary impairment on our AFS securities totaling $55 million for the first quarter of 2008, attributable to declines in the creditworthiness of certain securities, principally related to subprime private-label securities. In contrast, we recognized other-than-temporary impairment of $3 million for the first quarter of 2007.

•	A $68 million increase in losses resulting from lower-of-cost-or-market adjustments on HFS loans, due to the significant widening of credit spreads during the quarter.

•	A decrease of $238 million in gains on the sale of AFS securities, net. We recorded net gains of $33 million and $271 million for the first quarters of 2008 and 2007, respectively, related to the sale of securities totaling $13.5 billion and $17.0 billion, respectively. The investment gains recorded during the first quarter of 2007 were attributable to the recovery in value of securities we sold that we had previously written down due to other-than-temporary impairment.

Fair Value Losses, Net

Fair value losses, net consists of derivatives fair value gains and losses, gains and losses on trading securities, debt foreign exchange gains and losses, and debt fair value gains and losses. Generally, we expect changes in the fair value of our trading securities to move inversely to changes in the fair value of our derivatives, resulting in an offset against a portion of our derivatives gains and losses. Because the fair value of our derivatives and trading securities are affected not only by interest rates, but also by other factors such as volatility and, for trading securities, changes in credit spreads, changes in the fair value of our trading securities may not always move inversely to changes in the fair value of our derivatives. Consequently, the gains and losses on our trading securities may not result in partially offsetting losses and gains on our derivatives. In addition, our foreign currency exchange gains and losses on our foreign-denominated debt are offset in part by corresponding losses and gains on foreign currency swaps. We seek to eliminate our exposure to fluctuations in foreign exchange rates by entering into foreign currency swaps that effectively convert debt denominated in a foreign currency to debt denominated in U.S. dollars. By presenting these items together in our condensed consolidated results of operations, we are able to show the net impact of mark-to-market adjustments that generally result in offsetting gains and losses due to changes in interest rates. Table 8 summarizes the components of fair value losses, net for the three months ended March 31, 2008 and 2007.

Table 8:  Fair Value Losses, Net

	For the
	Three Months
	Ended
	March 31,
	2008	2007
	(Dollars in millions)

Derivatives fair value losses, net	$(3,003)	$(563)
Gains (losses) on trading securities, net	(1,227)	61

Derivatives and trading securities fair value losses, net	(4,230)	(502)
Debt foreign exchange losses, net	(157)	(64)
Debt fair value gains, net	10	—

Fair value losses, net	$(4,377)	$(566)

We recorded fair value losses, net of $4.4 billion for the first quarter of 2008, compared with fair value losses of $566 million for the first quarter of 2007. As a result of the decrease in swap interest rates during the first quarter of 2008, we experienced a significant increase in fair value losses on our derivatives. We also experienced fair value losses on our trading securities due to the significant widening of credit spreads during the quarter, which more than offset an increase in value attributable to the decline in interest rates during the period.

Beginning in mid-April 2008, we implemented fair value hedge accounting with respect to a portion of our derivatives to hedge, for accounting purposes, the interest rate risk related to some of our mortgage assets. Hedge accounting allows us to offset the fair value gains or losses on some of our derivative instruments against the corresponding fair value losses or gains attributable to changes in interest rates on the specific hedged mortgage assets. As a result, we expect a reduction in the level of volatility in our financial results that is attributable to changes in interest rates. However, our implementation of hedge accounting will not affect our exposure to spread risk or the volatility in our financial results that is attributable to changes in credit spreads. Because changes in the fair value of our trading securities and derivatives are affected by market fluctuations that cannot be predicted, we cannot estimate the impact of changes in these items for the full year. We disclose the sensitivity of changes in the fair value of our trading securities and derivatives to changes in interest rates in “Risk Management—Interest Rate Risk Management and Other Market Risks—Measuring Interest Rate Risk.” Below we provide additional information on the most significant components of our fair value losses, net.

Derivatives Fair Value Losses, Net

Table 9 presents, by type of derivative instrument, the fair value gains and losses on our derivatives for the three months ended March 31, 2008 and 2007. Table 9 also includes an analysis of the components of derivatives fair value gains and losses attributable to net contractual interest accruals on our interest rate swaps, the net change in the fair value of terminated derivative contracts through the date of termination and the net change in the fair value of outstanding derivative contracts. We consider the net contractual interest accruals on our interest rate swaps to be part of the cost of funding our mortgage investments.

Table 9:  Derivatives Fair Value Losses, Net

	For the
	Three Months
	Ended
	March 31,
	2008	2007
	(Dollars in millions)

Risk management derivatives:
Swaps:
Pay-fixed	$(15,895)	$(486)
Receive-fixed	12,792	363
Basis	5	(14)
Foreign currency(1)	146	20
Swaptions:
Pay-fixed	(189)	(123)
Receive-fixed	273	(303)
Interest rate caps	(1)	1
Other(2)	64	(1)

Risk management derivatives fair value losses, net	(2,805)	(543)
Mortgage commitment derivatives fair value losses, net	(198)	(20)

Total derivatives fair value losses, net	$(3,003)	$(563)

Risk management derivatives fair value gains (losses) attributable to:
Net contractual interest income (expense) accruals on interest rate swaps	$(26)	$34
Net change in fair value of terminated derivative contracts from end of prior year to date of termination	204	(82)
Net change in fair value of outstanding derivative contracts, including derivative contracts entered into during the period	(2,983)	(495)

Risk management derivatives fair value losses, net(3)	$(2,805)	$(543)

	2008	2007

5-year swap interest rate:
As of January 1	4.19%	5.10%
As of March 31	3.31	4.99

(1)	Includes the effect of net contractual interest expense accruals of approximately $3 million and $18 million for the three months ended March 31, 2008 and 2007, respectively. The change in fair value of foreign currency swaps excluding this item resulted in a net gain of $149 million and $38 million for the three months ended March 31, 2008 and 2007, respectively.

(2)	Includes MBS options, forward starting debt, swap credit enhancements and mortgage insurance contracts.

(3)	Reflects net derivatives fair value losses, excluding mortgage commitments, recognized in the condensed consolidated statements of operations.

The derivatives fair value losses of $3.0 billion for the first quarter of 2008 were primarily driven by the decline in interest rates during the quarter. The 5-year swap interest rate, which is presented in Table 9, fell by

88 basis points to 3.31% as of March 31, 2008 from 4.19% as of December 31, 2007. This decline resulted in fair value losses on our pay-fixed swaps that exceeded the fair value gains on our receive-fixed swaps. We experienced partially offsetting fair value gains on our option-based derivatives due to an increase in implied volatility that more than offset the combined effect of the time decay of these options and the decrease in swap interest rates during the first quarter of 2008.

The derivatives fair value losses of $563 million for the first quarter of 2007 also were primarily a result of a decline in interest rates during the quarter, as the 5-year swap interest rate fell by 11 basis points to 4.99% as of March 31, 2007 from 5.10% as of December 31, 2006. This decline contributed to a reduction in the fair value of our pay-fixed interest rate swaps, resulting in a reduction in the aggregate net fair value of our interest rate swaps. We also experienced a decrease in the aggregate fair value of our option-based derivatives due to the combined effect of the time decay of these options and a decrease in implied volatility during the quarter.

See “Consolidated Balance Sheet Analysis—Derivative Instruments” for additional information on the effect of our derivatives on our consolidated financial statements and “Risk Management—Interest Rate Risk Management and Other Market Risks—Derivatives Activity” for information on changes in our derivatives activity and the outstanding notional amounts of our derivatives.

Gains (Losses) on Trading Securities, Net

We recorded losses on trading securities of $1.2 billion during the first quarter of 2008. These losses were primarily related to a decline in value of our Alt-A, subprime and commercial real estate private-label mortgage-related securities due to the significant widening of credit spreads during the period, which more than offset an increase in value attributable to the decline in interest rates during the period. In contrast, we recorded gains on trading securities of $61 million during the first quarter of 2007, due to a decrease in interest rates and implied volatility during the quarter.

In the fourth quarter of 2007, we began designating an increasingly large portion of the agency mortgage-related securities that we purchased as trading securities to allow a better offset of the changes in the fair value of these securities and the derivative instruments. In addition, in conjunction with our January 1, 2008 adoption of SFAS 159, we elected to reclassify all of our non-mortgage investment securities to trading from AFS. Our portfolio of trading securities increased to $110.6 billion as of March 31, 2008, from $64.0 billion as of December 31, 2007. The decline in interest rates during the first quarter of 2008 contributed to an increase in the fair value of our trading securities. This increase, however, was more than offset by a decrease in the fair value of these securities due to the significant widening of credit spreads, particularly related to private-label mortgage-related securities backed by Alt-A and subprime loans and commercial mortgage-backed securities (“CMBS”) backed by multifamily mortgage loans.

We provide additional information on our trading and AFS securities in “Consolidated Balance Sheet Analysis—Trading and Available-for-Sale Investment Securities” and disclose the sensitivity of changes in the fair value of our securities to changes in interest rates in “Risk Management—Interest Rate Risk Management and Other Market Risks—Measuring Interest Rate Risk.”

Debt Foreign Exchange Losses, Net

We recorded a foreign currency exchange loss of $157 million on our foreign-denominated debt for the first quarter of 2008, primarily due to the continued weakening of the U.S. dollar. In comparison, we recorded a foreign currency exchange loss of $64 million for the first quarter of 2007. These amounts are offset in part by gains on our foreign currency swaps, which are included in derivatives fair value losses, net and presented in Table 9 above.

Losses from Partnership Investments

Losses from partnership investments decreased to $141 million for the first quarter of 2008, from $165 million for the first quarter of 2007, primarily due to a reduction in net operating losses attributable to a decrease in our LIHTC and other tax-advantaged partnership investments. These reduced losses were partially offset by an increase in net operating losses related to our continued investment in other non-LIHTC affordable rental housing partnerships. For additional information on tax credits associated with our LIHTC investments, refer to “Federal Income Taxes” below.

Administrative Expenses

Administrative expenses decreased to $512 million for the first quarter of 2008, from $698 million for the first quarter of 2007, reflecting significant reductions in restatement and related regulatory expenses and a reduction in our ongoing operating costs due to efforts we undertook in 2007 to increase productivity and lower our administrative costs. We are actively managing our administrative expenses with the intent to maintain our ongoing operating costs for 2008, which exclude costs associated with our restatement, such as regulatory examinations and litigation related to the restatement, near the $2.0 billion level we achieved in 2007.

Credit-Related Expenses

The credit-related expenses included in our condensed consolidated statements of operations consist of the provision for credit losses and foreclosed property expense. Our credit-related expenses increased to $3.2 billion for the first quarter of 2008, from $321 million for the first quarter of 2007. Table 10 details the components of our credit-related expenses. We discuss each of these components below.

Table 10:  Credit-Related Expenses

	For the
	Three Months Ended March 31,
	2008	2007
	(Dollars in millions)

Provision attributable to guaranty book of business	$2,345	$180
Provision attributable to SOP 03-3 fair value losses	728	69

Total provision for credit losses(1)	3,073	249
Foreclosed property expense	170	72

Credit-related expenses	$3,243	$321

(1)	Reflects total provision for credit losses reported in Table 11 below under “Combined loss reserves.”

The $2.9 billion increase in our credit-related expenses for the first quarter of 2008 was principally due to the substantial increase of $2.2 billion in our provision for credit losses attributable to our guaranty book of business, reflecting the impact of the severe deterioration in the housing market, which has resulted in a significant increase in default rates and average loss severities, particularly related to loans in certain states, certain higher risk loan categories and loans originated in 2005 to 2007. We also experienced an increase of $659 million in our provision for credit losses attributable to SOP 03-3 fair value losses. Foreclosed property expense rose by $98 million due to an increase in our inventory of foreclosed properties, reflecting a sharp rise in the rate of foreclosures and a significant increase in the amount of time required to dispose of foreclosed properties, as well as reduced prices from the sale of foreclosed properties.

Provision Attributable to Guaranty Book of Business

Our allowance for loan losses and reserve for guaranty losses, which we collectively refer to as our combined loss reserves, provide for probable credit losses inherent in our guaranty book of business as of each balance sheet date. We build our loss reserves, through the provision for credit losses, for losses that we believe have been incurred and will eventually be recorded over time as charge-offs. When we determine that a loan is uncollectible, we record the charge-off against our loss reserves. We record recoveries of previously charged-off amounts as a credit to our loss reserves. Table 11, which summarizes changes in our combined loss reserves for the three months ended March 31, 2008 and 2007, details the provision for credit losses recognized in our condensed consolidated statements of operations each period and the charge-offs recorded against our loss reserves.

Table 11:  Allowance for Loan Losses and Reserve for Guaranty Losses

	For the
	Three Months
	Ended
	March 31,
	2008	2007
	(Dollars in millions)

Changes in loss reserves:
Allowance for loan losses:
Beginning balance	$698	$340
Provision	544	17
Charge-offs(1)	(279)	(62)
Recoveries	30	17

Ending balance(2)	$993	$312

Reserve for guaranty losses:
Beginning balance	$2,693	$519
Provision	2,529	232
Charge-offs(3)	(1,037)	(153)
Recoveries	17	20

Ending balance	$4,202	$618

Combined loss reserves:
Beginning balance	$3,391	$859
Provision	3,073	249
Charge-offs(1)(3)	(1,316)	(215)
Recoveries	47	37

Ending balance(2)	$5,195	$930

Allocation of loss reserves:
Balance at end of each period attributable to:
Single-family	$5,140	$862
Multifamily	55	68

Total	$5,195	$930

Loss reserve ratios:
Percent of combined allowance and reserve for guaranty losses in each category to related guaranty book of business:(4)
Single-family	0.19%	0.04%
Multifamily	0.04	0.06
Total	0.18	0.04

(1)	Includes accrued interest of $78 million and $25 million for the three months ended March 31, 2008 and 2007, respectively.

(2)	Includes $50 million and $42 million as of March 31, 2008 and 2007, respectively, for acquired loans subject to the application of SOP 03-3.

(3)	Includes charges recorded at the date of acquisition of $728 million and $69 million for the three months ended March 31, 2008 and 2007, respectively, for acquired loans subject to the application of SOP 03-3 where the acquisition cost exceeded the fair value of the acquired loan.

(4)	Represents ratio of combined allowance and reserve balance by loan type to the guaranty book of business by loan type.

The continued weakness in the housing market, including the national decline in home prices, the decrease in home sales and the substantial increase in the number of months supply of housing inventory, has contributed to significantly higher default rates and loan loss severities, which are the primary factors in determining the level of our loss reserves. The number of properties we acquired through foreclosure in the first quarter of 2008 increased by 88% from the first quarter of 2007 to 20,108 properties, and our average loan loss severity more than doubled. In response to these conditions as well as our view of current economic and market trends, we substantially increased our loss reserves in the first quarter of 2008 by recording a provision for credit losses attributable to our guaranty book of business of $2.3 billion, compared with $180 million for the first quarter of 2007. The $2.3 billion was comprised of $541 million related to actual charge-offs that occurred during the first quarter of 2008 and an incremental provision of $1.8 billion to further build our loss reserves. As a result of the increase in our provision for credit losses, our loss reserves totaled $5.2 billion, or 0.18% of our guaranty book of business, as of March 31, 2008, compared with $3.4 billion, or 0.12% of our guaranty book of business, as of December 31, 2007. If the current negative trend in the housing market continues, we expect a further increase in our loss reserves during 2008 due to higher delinquencies, defaults and loan loss severities.

Provision Attributable to SOP 03-3 Fair Value Losses

We experienced a substantial increase in the SOP 03-3 fair value losses recorded upon the purchase of seriously delinquent loans from MBS trusts for the first quarter of 2008 relative to the first quarter of 2007, due to the significant disruption in the mortgage market and severe reduction in market liquidity for certain mortgage products, such as delinquent loans, that has persisted since the beginning of July 2007. As indicated in Table 10 above, SOP 03-3 fair value losses increased to $728 million for the first quarter of 2008, compared with $69 million for the first quarter of 2007. We describe how we account for SOP 03-3 fair value losses and the process we use to value loans subject to SOP 03-3 in “Part II—Item 7—MD&A—Critical Accounting Policies and Estimates— Fair Value of Loans Purchased with Evidence of Credit Deterioration—Effect on Credit-Related Expenses” of our 2007 Form 10-K.

Table 12 provides a quarterly comparison of the average market price, as a percentage of the unpaid principal balance and accrued interest, of seriously delinquent loans purchased from MBS trusts and additional information related to these loans. The decrease in the average price to 62% during the first quarter of 2008 reflected the impact of a substantial decline in prices during the month of March 2008, to 59% from 66% for the month of January 2008.

Table 12:  Statistics on Seriously Delinquent Loans Purchased from MBS Trusts Subject to SOP 03-3

	2008	2007				2006
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Average market price(1)	62%	70%	72%	93%	94%	95%	95%	95%	96%
Unpaid principal balance and accrued interest of loans purchased (dollars in millions)	$1,704	$1,832	$2,349	$881	$1,057	$899	$714	$759	$2,022
Number of seriously delinquent loans purchased	10,586	11,997	15,924	6,396	8,009	7,637	6,344	6,953	17,039

(1)	The value of primary mortgage insurance is included as a component of the average market price.

Table 13 presents activity related to seriously delinquent loans subject to SOP 03-3 purchased from MBS trusts under our guaranty arrangements for the three months ended March 31, 2008.

Table 13:  Activity of Seriously Delinquent Loans Purchased from MBS Trusts Subject to SOP 03-3

			Allowance
	Contractual	Market	for Loan	Net
	Amount(1)	Discount	Losses	Investment
		(Dollars in millions)

Balance as of December 31, 2007	$8,096	$(991)	$(39)	$7,066
Purchases of delinquent loans	1,704	(728)	—	976
Provision for credit losses	—	—	(35)	(35)
Principal repayments	(180)	46	1	(133)
Modifications and troubled debt restructurings	(915)	331	5	(579)
Foreclosures, transferred to REO	(619)	169	18	(432)

Balance as of March 31, 2008	$8,086	$(1,173)	$(50)	$6,863

(1)	Reflects contractually required principal and accrued interest payments that we believe are probable of collection.

Tables 14 and 15 provide information about the re-performance, or cure rates, of seriously delinquent single-family loans we purchased from MBS trusts during the first quarter of 2008, each of the quarters for 2007 and each of the years 2004 to 2006, as of both (1) March 31, 2008 and (2) the end of each respective period in which the loans were purchased. Table 14 includes all seriously delinquent loans we purchased from our MBS trusts, while Table 15 includes only those seriously delinquent loans that we purchased from our MBS trusts because we intended to modify the loan.

We believe there are inherent limitations in the re-performance statistics presented in Tables 14 and 15, both because of the significant lag between the time a loan is purchased from an MBS trust and the conclusion of the delinquent loan resolution process and because, in our experience, it generally takes at least 18 to 24 months to assess the ultimate re-performance of a delinquent loan. Accordingly, these re-performance statistics, particularly those for more recent loan purchases, are likely to change, perhaps materially. As a result, we believe the re-performance rates as of March 31, 2008 for delinquent loans purchased from MBS trusts during 2008 and 2007, and, to a lesser extent, the latter half of 2006, may not be indicative of the ultimate long-term performance of these loans. Moreover, as discussed in more detail following these tables, our cure rates may be affected by changes in our loss mitigation efforts and delinquent loan purchase practices.

Table 14:  Re-performance Rates of Seriously Delinquent Single-Family Loans Purchased from MBS Trusts(1)

	Status as of March 31, 2008
	2008	2007
	Q1	Q4	Q3	Q2	Q1	2007	2006	2005	2004

Cured without modification(2)	7%	14%	18%	18%	25%	18%	37%	44%	43%
Cured with modification(3)	37	35	19	34	29	28	28	16	15

Total cured	44	49	37	52	54	46	65	60	58
Defaults(4)	2	11	25	18	23	19	22	32	37
90 days or more delinquent	54	40	38	30	23	35	13	8	5

Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

	Status as of the End of Each Respective Period
	2008	2007
	Q1	Q4	Q3	Q2	Q1	2007	2006	2005	2004

Cured without modification(2)	7%	11%	10%	11%	17%	16%	32%	31%	33%
Cured with modification(3)	37	26	12	31	26	26	29	12	12

Total cured	44	37	22	42	43	42	61	43	45
Defaults(4)	2	4	6	3	3	13	9	12	14
90 days or more delinquent	54	59	72	55	54	45	30	45	41

Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	Re-performance rates calculated based on number of loans.

(2)	Loans classified as cured without modification consist of the following: (1) loans that are brought current without modification; (2) loans that are paid in full; (3) loans that are repurchased by lenders; (4) loans that have not been modified but are returned to accrual status because they are less than 90 days delinquent; (5) loans for which the default is resolved through long-term forbearance; and (6) loans for which the default is resolved through a repayment plan. We do not extend the maturity date, change the interest rate or otherwise modify the principal amount of any loan that we resolve through long-term forbearance or a repayment plan unless we first purchase the loan from the MBS trust.

(3)	Loans classified as cured with modification consist of loans that are brought current or are less than 90 days delinquent as a result of resolution of the default under the loan through the following: (1) a modification that does not result in a concession to the borrower; or (2) a modification that results in a concession to a borrower, which is referred to as a troubled debt restructuring. Concessions may include an extension of the time to repay the loan beyond its original maturity date or a temporary or permanent reduction in the loan’s interest rate.

(4)	Consists of foreclosures, preforeclosure sales, sales to third parties and deeds in lieu of foreclosure.

Table 15 below presents cure rates only for seriously delinquent single-family loans that have been modified after their purchase from MBS trusts. The cure rates for these modified seriously delinquent loans differ substantially from those shown in Table 14, which presents the information for all seriously delinquent loans purchased from our MBS trusts. Loans that have not been modified tend to start with a lower cure rate than those of modified loans, and the cure rate tends to rise over time as loss mitigation strategies for those loans are developed and then implemented. In contrast, modified loans tend to start with a high cure rate, and the cure rate tends to decline over time. As shown in Table 15, the initial cure rate for modified loans as of the end of 2006 was higher than the cure rate as of March 31, 2008.

Table 15:	Re-performance Rates of Seriously Delinquent Single-Family Loans Purchased from MBS Trusts and Modified(1)

	Status as of March 31, 2008
	2008	2007
	Q1	Q4	Q3	Q2	Q1	2007	2006	2005	2004

Cured	99%	88%	78%	70%	71%	78%	79%	76%	73%
Defaults(2)	—	—	1	3	4	2	6	11	16
90 days or more delinquent	1	12	21	27	25	20	15	13	11

Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

	Status as of the End of Each Respective Period
	2008	2007
	Q1	Q4	Q3	Q2	Q1	2007	2006	2005	2004

Cured	99%	100%	100%	99%	99%	85%	91%	87%	88%
Defaults(2)	—	—	—	—	—	1	1	1	1
90 days or more delinquent	1	—	—	1	1	14	8	12	11

Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	Re-performance rates calculated based on number of loans.

(2)	Consists of foreclosures, preforeclosure sales, sales to third parties and deeds in lieu of foreclosure.

The substantial majority of the loans reported as cured in Tables 14 and 15 above represent loans for which we believe it is probable that we will collect all of the original contractual principal and interest payments because one or more of the following has occurred: (1) the borrower has brought the loan current without servicer intervention; (2) the loan has paid off; (3) the lender has repurchased the loan; or (4) we have resolved the loan through modification, long-term forbearances or repayment plans. The variance in the cumulative cure rates as of March 31, 2008, compared with the cure rates as of the end of each period in which the loans were purchased from the MBS trust, as displayed in Tables 14 and 15, is primarily due to the amount of time that has elapsed since the loan was purchased to allow for the implementation of a workout solution if necessary.

A troubled debt restructuring is the only form of modification in which we do not expect to collect the full original contractual principal and interest amount due under the loan, although other resolutions and modifications may result in our receiving the full amount due, or certain installments due, under the loan over a period of time that is longer than the period of time originally provided for under the loan. Of the percentage of loans reported as cured as of March 31, 2008 for the first quarter of 2008 and for the years 2007, 2006, 2005 and 2004, approximately 79%, 41%, 15%, 4% and 2%, respectively, represent troubled debt restructurings where we have provided a concession to the borrower.

For the quarters ended March 31, 2008 and December 31, 2007, the serious delinquency rate for single-family conventional loans in MBS trusts was 0.85% and 0.67%, respectively. We purchased from our MBS trusts approximately 11,400 single-family mortgage loans for the quarter ended March 31, 2008 with an aggregate unpaid principal balance and accrued interest of $1.8 billion. In comparison, we purchased approximately 13,200 loans for the quarter ended December 31, 2007 with an aggregate unpaid principal balance and accrued interest of $2.0 billion. Optional purchases represented 3% and 26% of the amounts purchased during the quarters ended March 31, 2008 and December 31, 2007, respectively, and required purchases, including purchases of loans we plan to modify, represented 97% and 74% of the amounts. The information in this paragraph, which is not necessarily indicative of the number or amount of loans we will purchase from our MBS trusts in the future, is based on information that we obtained from the direct servicers of the loans in our MBS trusts.

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

Beginning in November 2007, we decreased the number of optional delinquent loan purchases from our single-family MBS trusts in order to preserve capital in compliance with our regulatory capital requirements. Although we have decreased the number of our optional loan purchases, the total number of loans purchased from MBS trusts may increase in the future, which would result in an increase in our SOP 03-3 fair value losses. The total number of loans we purchase from MBS trusts is dependent on a number of factors, including management decisions about appropriate loss mitigation efforts, the expected increase in loan delinquencies within our MBS trusts resulting from the current adverse conditions in the housing market and our need to preserve capital to meet our regulatory capital requirements. In the first quarter of 2008, we began implementing HomeSaver Advancetm, which is a loss mitigation tool that provides qualified borrowers with an unsecured personal loan in an amount equal to all past due payments relating to their mortgage loan, allowing borrowers to cure their payment defaults under mortgage loans without requiring modification of their mortgage loans. By permitting qualified borrowers to cure their payment defaults without requiring that we purchase the loans from the MBS trusts in order to modify the loans, this loss mitigation tool may reduce the number of delinquent mortgage loans that we purchase from MBS trusts in the future and the fair value losses we record in connection with those purchases. However, we expect that our SOP 03-3 fair value losses for 2008 will be higher than the losses recorded for 2007.

Credit Loss Performance Metrics

Our credit loss performance metrics include our historical credit losses and our credit loss ratio. These metrics are not defined terms within GAAP, and the method we use to calculate these metrics may not be comparable to the method used to calculate similarly titled measures reported by other companies. Management, however, views our credit loss performance metrics as significant indicators of the effectiveness of our credit risk management strategies. Management uses these measures to evaluate our historical credit loss performance, assess the credit quality of our existing guaranty book of business, determine the level of our loss reserves and make determinations about our loss mitigation strategies.

Because management does not view changes in the fair value of our mortgage loans as credit losses, we exclude SOP 03-3 fair value losses that have not yet produced an economic loss from our credit loss performance metrics. If a loan subject to SOP 03-3 does not cure and we subsequently foreclose on the loan, we include in our credit loss performance metrics the impact of any credit losses we experience on the loan as a result of foreclosure.

Table 16 below details the components of our credit loss performance metrics for the three months ended March 31, 2008 and 2007. Our credit loss ratio excluding the effect of SOP 03-3 fair value losses was 12.6 basis points and 3.4 basis points for the three months ended March 31, 2008 and 2007, respectively. Our credit loss ratio including the effect of SOP 03-3 fair value losses would have been 20.7 basis points and 4.2 basis points for those respective periods.

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

Table 16:  Credit Loss Performance Metrics

	For the Three Months Ended March 31,
	2008			2007
	Amount	Ratio(1)		Amount	Ratio(1)
	(Dollars in millions)

Charge-offs, net of recoveries	$1,269	18.2	bp	$178	3.0	bp
Foreclosed property expense	170	2.5		72	1.2
Less: SOP 03-3 fair value losses(2)	(728)	(10.5)		(69)	(1.2)
Plus: Impact of SOP 03-3 on charge-offs and foreclosed property expense(3)	169	2.4		25	0.4

Credit losses(4)	$880	12.6	bp	$206	3.4	bp

(1)	Based on the annualized amount for each line item presented divided by the average guaranty book of business during the period. We previously calculated our credit loss ratio based on annualized credit losses as a percentage of our mortgage credit book of business, which includes non-Fannie Mae mortgage-related securities held in our mortgage investment portfolio that we do not guarantee. Because losses related to non-Fannie Mae mortgage-related securities are not reflected in our credit losses, we revised the calculation of our credit loss ratio to reflect credit losses as a percentage of our guaranty book of business. Our credit loss ratio calculated based on our mortgage credit book of business would have been 12.0 basis points and 3.2 basis points for the three months ended March 31, 2008 and 2007, respectively. Our charge-off ratio calculated based on our mortgage credit book of business would have been 17.3 basis points and 2.8 basis points for the three months ended March 31, 2008 and 2007, respectively.

(2)	Represents the amount recorded as a loss when the acquisition cost of a seriously delinquent loan purchased from an MBS trust exceeds the fair value of the loan at acquisition.

(3)	For seriously delinquent loans purchased from MBS trusts that are recorded at a fair value amount at acquisition that is lower than the acquisition cost, any loss recorded at foreclosure would be less than it would have been if we had recorded the loan at its acquisition cost instead of at fair value. Accordingly, we have added back to our credit losses the amount of charge-offs and foreclosed property expense that we would have recorded if we had calculated these amounts based on the purchase price.

(4)	Interest forgone on nonperforming loans in our mortgage portfolio, which is presented in Table 40, reduces our net interest income but is not reflected in our credit losses total. In addition, other-than-temporary impairment losses resulting from deterioration in the credit quality of our mortgage-related securities and accretion of interest income on loans subject to SOP 03-3 are excluded from credit losses.

Our credit losses for the first quarter of 2008 increased sharply over the first quarter of 2007, reflecting the impact of further deterioration in the housing market. The national decline in home prices and the continued economic weakness in the Midwest have contributed to higher default rates and loss severities, particularly within certain states that have had the greatest home price depreciation and for certain higher risk loan categories. The states of Arizona, California, Florida and Nevada, which represented approximately 27% of our single-family conventional mortgage credit book of business as of March 31, 2008, accounted for 33% of our credit losses for the first quarter of 2008, compared with 3% for the first quarter of 2007. Certain higher risk loan categories, such as Alt-A loans, subprime loans, loans to borrowers with low credit scores and loans with high LTV ratios, represented approximately 25% of our single-family conventional mortgage credit book of business as of March 31, 2008, but accounted for approximately 66% of our credit losses for the first quarter of 2008, compared with 51% for the first quarter of 2007. Many of these higher risk loans were originated in 2006 and 2007.

Due to the continued housing market downturn and our expectation that home prices will decline further in 2008, we expect a significant increase in our credit-related expenses and credit loss ratio in 2008 relative to 2007.

We provide more detailed credit performance information, including serious delinquency rates by geographic region, statistics on nonperforming loans and foreclosed property activity, in “Risk Management—Credit Risk Management—Mortgage Credit Risk Management—Mortgage Credit Book of Business.”

Credit Loss Sensitivity

Pursuant to our September 2005 agreement with OFHEO, we disclose on a quarterly basis the present value of the change in future expected credit losses from our existing single-family guaranty book of business from an immediate 5% decline in single-family home prices for the entire United States. Table 17 shows for first lien single-family whole loans we own or that back Fannie Mae MBS as of March 31, 2008 and December 31, 2007, the credit loss sensitivity results before and after consideration of projected credit risk sharing proceeds, such as private mortgage insurance claims and other credit enhancement. The increase of $625 million in the net credit loss sensitivity to $5.2 billion as of March 31, 2008, from $4.5 billion as of December 31, 2007 was primarily attributable to the continued decline in home prices during the first quarter of 2008.

Table 17:  Single-Family Credit Loss Sensitivity(1)

	As of
	March 31,	December 31,
	2008	2007
	(Dollars in millions)

Gross single-family credit loss sensitivity(2)	$10,473	$9,644
Less: Projected credit risk sharing proceeds	(5,306)	(5,102)

Net single-family credit loss sensitivity(2)	$5,167	$4,542

Outstanding single-family whole loans and Fannie Mae MBS	$2,598,625	$2,523,440
Single-family net credit loss sensitivity as a percentage of outstanding single-family whole loans and Fannie Mae MBS	0.20%	0.18%

(1)	For purposes of this calculation, we assume that, after the initial 5% shock, home price growth rates return to the average of the possible growth rate paths used in our internal credit pricing models. The present value change reflects the increase in future expected credit losses under this scenario, which we believe represents a reasonably high stress scenario because it assumes an instantaneous nationwide decline in home prices, over the future expected credit losses generated by our internal credit pricing models without this shock.

(2)	Represents total economic credit losses, which consists of credit losses and forgone interest. Calculations are based on approximately 97% of our total single-family guaranty book of business as of both March 31, 2008 and December 31, 2007. The mortgage loans and mortgage-related securities that are included in these estimates consist of: (i) single-family Fannie Mae MBS (whether held in our mortgage portfolio or held by third parties), excluding certain whole loan real estate mortgage investment conduits (“REMICs”) and private-label wraps; (ii) single-family mortgage loans, excluding mortgages secured only by second liens, subprime mortgages, manufactured housing chattel loans and reverse mortgages; and (iii) long-term standby commitments. We expect the inclusion in our estimates of the excluded products may impact the estimated sensitivities set forth in this table.

We generated these sensitivities using the same models that we use to estimate fair value. Because these sensitivities represent hypothetical scenarios, they should be used with caution. They are limited in that they assume an instantaneous uniform nationwide decline in home prices, which is not representative of the historical pattern of changes in home prices. Home prices generally vary on a local basis. In addition, these sensitivities are calculated independently without considering changes in other interrelated assumptions, such as unemployment rates or other economic factors, which are likely to have a significant impact on our credit losses.

Other Non-Interest Expenses

Other non-interest expenses increased to $505 million for the first quarter of 2008, from $104 million for the first quarter of 2007. The increase is predominately due to higher credit enhancement expenses and a reduction in the amount of net gains recognized on the extinguishment of debt.

Federal Income Taxes

We recorded a net tax benefit of $2.9 billion for the first quarter of 2008, due in part to the pre-tax loss for the period as well as the tax credits generated from our LIHTC partnership investments. Although we generated pre-tax income for the first quarter of 2007, we recorded a tax benefit of $73 million attributable to our tax credits. Our effective income tax rate, excluding the provision or benefit for taxes related to extraordinary amounts, was 57% and 8% for the three months ended March 31, 2008 and 2007, respectively.

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

BUSINESS SEGMENT RESULTS

The presentation of the results of each of our three business segments is intended to reflect each segment as if it were a stand-alone business. We describe the management reporting and allocation process that we use to generate our segment results in our 2007 Form 10-K in “Notes to Consolidated Financial Statements—Note 15, Segment Reporting.” We summarize our segment results for the first quarters of 2008 and 2007 in the tables below and provide a discussion of these results. We include more detail on our segment results in “Notes to Condensed Consolidated Financial Statements—Note 13, Segment Reporting.”

Single-Family Business

Our Single-Family business recorded a net loss of $1.0 billion for the first quarter of 2008, compared with net income of $355 million for the first quarter of 2007. Table 18 summarizes the financial results for our Single-Family business for the periods indicated.

Table 18:  Single-Family Business Results

	For the
	Three Months Ended
	March 31,		Variance
	2008	2007	$	%
		(Dollars in millions)

Statement of operations data:
Guaranty fee income	$1,942	$1,287	$655	51%
Trust management income	105	154	(49)	(32)
Other income(1)(2)	188	176	12	7
Losses on certain guaranty contracts	—	(280)	280	100
Credit-related expenses(3)	(3,254)	(326)	(2,928)	(898)
Other expenses(1)(4)	(533)	(468)	(65)	(14)

Income (loss) before federal income taxes	(1,552)	543	(2,095)	(386)
Benefit (provision) for federal income taxes	544	(188)	732	389

Net income (loss)	$(1,008)	$355	$(1,363)	(384)%

Other key performance data:
Average single-family guaranty book of business(5)	$2,634,526	$2,285,347	$349,179	15%

(1)	Certain prior period amounts have been reclassified to conform with the current period presentation in our condensed consolidated statements of operations.

(2)	Consists of net interest income, investment gains and losses, and fee and other income.

(3)	Consists of the provision for credit losses and foreclosed property expense.

(4)	Consists of administrative expenses and other expenses.

(5)	The single-family guaranty book of business consists of single-family mortgage loans held in our mortgage portfolio, single-family Fannie Mae MBS held in our mortgage portfolio, single-family Fannie Mae MBS held by third parties, and other credit enhancements that we provide on single-family mortgage assets. Excludes non-Fannie Mae mortgage-related securities held in our investment portfolio for which we do not provide a guaranty.

Key factors affecting the results of our Single-Family business for the first quarter of 2008 compared with the first quarter of 2007 included the following.

•	Increased guaranty fee income, attributable to growth in the average single-family guaranty book of business, coupled with an increase in the average effective single-family guaranty fee rate.

—	Our average single-family guaranty book of business for the first quarter of 2008 increased 15% over the average for the first quarter of 2007, reflecting the significant increase in our market share since the end of the first quarter of 2007. The average single-family guaranty book of business increased to $2.6 trillion as of March 31, 2008, from $2.3 trillion as of March 31, 2007. Our estimated market share of new single-family mortgage-related securities issuances increased to approximately 50.1% for the first quarter of 2008, from 25.1% for the first quarter of 2007. These market share estimates are based on publicly available data and exclude previously securitized mortgages.

—	The growth in our average effective single-family guaranty fee rate reflects increased income from the accretion of our guaranty obligation and deferred profit amounts into income, including losses recognized at inception on certain guaranty contracts in previous periods, and the impact of targeted pricing increases on new business for some loan types. We experienced accelerated amortization of deferred amounts during the first quarter of 2008 due to faster expected prepayment speeds stemming from the decrease in interest rates during the quarter.

•	A decrease in losses on certain guaranty contracts, attributable to the change in measuring the fair value of our guaranty obligation upon adoption of SFAS 157.

•	A substantial increase in credit-related expenses, primarily due to an increase in the provision for credit losses to reflect higher charge-offs from the significant increase in default rates and average loss severities, particularly in certain states and higher risk loan categories. We also experienced an increase in SOP 03-3 fair value losses, which are recorded as a component of our provision for credit losses.

•	A relatively stable effective income tax rate of approximately 35%, which represents our statutory tax rate.

HCD Business

Net income for our HCD business decreased by $13 million, or 8%, to $150 million for the first quarter of 2008, from $163 million for the first quarter of 2007. Table 19 summarizes the financial results for our HCD business for the periods indicated.

Table 19:  HCD Business Results

	For the
	Three Months Ended
	March 31,		Variance
	2008	2007	$	%
		(Dollars in millions)

Statement of operations data:
Guaranty fee income	$148	$101	$47	47%
Other income(1)	64	94	(30)	(32)
Losses on partnership investments	(141)	(165)	24	15
Credit-related income(2)	11	5	6	120
Other expenses(3)	(254)	(247)	(7)	(3)

Loss before federal income taxes	(172)	(212)	40	19
Benefit for federal income taxes	322	375	(53)	(14)

Net income	$150	$163	$(13)	(8)%

Other key performance data:
Average multifamily guaranty book of business(4)	$151,278	$122,480	$28,798	24%

(1)	Consists of trust management income and fee and other income.

(2)	Consists of benefit for credit losses and foreclosed property income.

(3)	Consists of net interest expense, losses on certain guaranty contracts, administrative expenses, minority interest in earnings of consolidated subsidiaries and other expenses.

(4)	The multifamily guaranty book of business consists of multifamily mortgage loans held in our mortgage portfolio, multifamily Fannie Mae MBS held in our mortgage portfolio, multifamily Fannie Mae MBS held by third parties and other credit enhancements that we provide on multifamily mortgage assets. Excludes non-Fannie Mae mortgage-related securities held in our investment portfolio for which we do not provide a guaranty.

Key factors affecting the results of our HCD business for the first quarter of 2008 compared with the first quarter of 2007 included the following.

•	Increased guaranty fee income, attributable to growth in the average multifamily guaranty book of business and an increase in the average effective multifamily guaranty fee rate. These increases reflect the increased investment and liquidity that we are providing to the multifamily mortgage market.

•	A decrease in other income due to a reduction in loan prepayment and yield maintenance fees as liquidations slowed during the quarter.

•	A decrease in losses on partnership investments, primarily due to a reduction in net operating losses attributable to a decrease in our LIHTC and other tax-advantaged partnership investments. These reduced losses were partially offset by an increase in net operating losses related to our continued investment in other non-LIHTC affordable rental housing partnerships.

•	A tax benefit of $322 million for the first quarter of 2008 driven primarily by tax credits of $261 million, compared with a tax benefit of $375 million for the first quarter of 2007 driven by tax credits of $300 million.

Capital Markets Group

Our Capital Markets group generated a net loss of $1.3 billion for the first quarter of 2008, compared with net income of $443 million for the first quarter of 2007. Table 20 summarizes the financial results for our Capital Markets group for the periods indicated.

Table 20:  Capital Markets Group Results

	For the
	Three Months Ended
	March 31,		Variance
	2008	2007	$	%
		(Dollars in millions)

Net interest income	$1,659	$1,209	$450	37%
Investment gains (losses), net(1)	(63)	287	(350)	(122)
Fair value losses, net(1)	(4,377)	(566)	(3,811)	(673)
Fee and other income(1)	63	104	(41)	(39)
Other expenses(2)	(671)	(474)	(197)	(42)

Income (loss) before federal income taxes and extraordinary losses, net of tax effect	(3,389)	560	(3,949)	(705)
Benefit (provision) for federal income taxes	2,062	(114)	2,176	1,909
Extraordinary losses, net of tax effect	(1)	(3)	2	67

Net income (loss)	$(1,328)	$443	$(1,771)	(400)%

(1)	Certain prior period amounts have been reclassified to conform with the current period presentation in our condensed consolidated statements of operations.

(2)	Includes debt extinguishment losses, allocated guaranty fee expense, administrative expenses and other expenses.

Key factors affecting the results of our Capital Markets group for the first quarter of 2008 compared with the first quarter of 2007 included the following.

•	An increase in net interest income, reflecting the benefit to our net interest yield due to the reduction in the average cost of our debt as short-term interest rates fell during the first quarter of 2008 and the reversal of accrued interest expense on step-rate debt that we redeemed during the quarter.

•	A shift to net investment losses for the first quarter of 2008, from net investment gains for the first quarter of 2007, primarily due to an increase in other-than-temporary impairment on AFS investment securities and an increase in losses from LOCOM adjustments on HFS loans. The increase in other-than-temporary impairment on investment was attributable to a deterioration in the credit quality of certain securities during the first quarter of 2008, principally related to subprime private-label securities. We recorded higher LOCOM losses on HFS loans due to the significant widening of credit spreads during the quarter.

•	An increase in fair value losses, reflecting the combined effect of greater losses on our derivatives in the first quarter of 2008 due to the significant decline in swap interest rates and losses on our trading securities. Although we experienced an increase in the fair value of our trading securities due to the decrease in interest rates during the first quarter of 2008, this increase was more than offset by a decrease in value resulting from the significant widening of credit spreads during the quarter.

•	An effective tax rate of 61% for the first quarter of 2008, compared with an effective tax rate of 20% for the first quarter of 2007. The variance in the effective tax rate and statutory rate was primarily due to fluctuations in our pre-tax earnings and the relative benefit of tax-exempt income generated from our investments in mortgage revenue bonds.

CONSOLIDATED BALANCE SHEET ANALYSIS

Total assets of $843.2 billion as of March 31, 2008 decreased by $36.2 billion, or 4%, from December 31, 2007. Total liabilities of $804.2 billion decreased by $31.0 billion, or 4%, from December 31, 2007. Stockholders’ equity of $38.8 billion reflected a decrease of $5.2 billion, or 12%, from December 31, 2007. Following is a discussion of material changes in the major components of our assets and liabilities since December 31, 2007.

Mortgage Investments

Table 21 summarizes our mortgage portfolio activity for the three months ended March 31, 2008 and 2007.

Table 21:  Mortgage Portfolio Activity(1)

	For the
	Three Months
	Ended
	March 31,		Variance
	2008	2007	$	%
		(Dollars in millions)

Purchases(2)	$35,500	$35,717	$(217)	(1)%
Sales	13,529	16,991	(3,462)	(20)
Liquidations(3)	23,571	32,237	(8,666)	(27)

(1)	Excludes unamortized premiums, discounts and other cost basis adjustments.

(2)	Excludes advances to lenders and mortgage-related securities acquired through the extinguishment of debt.

(3)	Includes scheduled repayments, prepayments and foreclosures.

For the first two months of 2008, we were subject to an OFHEO-directed limitation on the size of our mortgage portfolio. OFHEO’s mortgage portfolio cap requirement, which is described in our 2007 Form 10-K, was eliminated by OFHEO effective March 1, 2008. Although mortgage-to-debt spreads were significantly wider during the first quarter of 2008, which presented more opportunities for us to purchase mortgage assets at attractive prices and spreads, our portfolio purchases during the first quarter of 2008 were comparable to the first quarter of 2007, as we continued to manage the size of our mortgage portfolio to meet our capital surplus requirements. Our portfolio sales decreased in the first quarter of 2008 compared with the first quarter of 2007, due in part to the wider mortgage-to-debt spreads during the first quarter of 2008. We experienced a decrease in mortgage liquidations during the first quarter of 2008 relative to the first quarter of 2007, reflecting the impact of the weaker housing market and tightening of credit availability in the primary mortgage markets.

Table 22 shows the composition of our net mortgage portfolio by product type and the carrying value as of March 31, 2008 and December 31, 2007. Our net mortgage portfolio totaled $716.5 billion as of March 31, 2008, reflecting a decrease of less than 1% from December 31, 2007. Our investment activities may be constrained by our regulatory capital requirements, specific operational limitations, tax classifications and our intent to hold identified temporarily impaired securities until recovery in value, as well as risk parameters applied to the mortgage portfolio.

Table 22:  Mortgage Portfolio Composition(1)

	As of
	March 31,	December 31,
	2008	2007
	(Dollars in millions)

Mortgage loans:(2)
Single-family:
Government insured or guaranteed	$32,051	$28,202
Conventional:
Long-term, fixed-rate	193,703	193,607
Intermediate-term, fixed-rate(3)	45,560	46,744
Adjustable-rate	42,144	43,278

Total conventional single-family	281,407	283,629

Total single-family	313,458	311,831

Multifamily:
Government insured or guaranteed	781	815
Conventional:
Long-term, fixed-rate	5,515	5,615
Intermediate-term, fixed-rate(3)	78,845	73,609
Adjustable-rate	13,239	11,707

Total conventional multifamily	97,599	90,931

Total multifamily	98,380	91,746

Total mortgage loans	411,838	403,577

Unamortized premiums and other cost basis adjustments, net	216	726
Lower of cost or market adjustments on loans held for sale	(126)	(81)
Allowance for loan losses for loans held for investment	(993)	(698)

Total mortgage loans, net	410,935	403,524

Mortgage-related securities:
Fannie Mae single-class MBS	98,076	102,258
Fannie Mae structured MBS	75,681	77,905
Non-Fannie Mae single-class mortgage securities	27,967	28,129
Non-Fannie Mae structured mortgage securities(4)	93,804	96,373
Mortgage revenue bonds	16,118	16,315
Other mortgage-related securities	3,221	3,346

Total mortgage-related securities	314,867	324,326

Market value adjustments(5)	(7,448)	(3,249)
Other-than-temporary impairments	(719)	(603)
Unamortized discounts and other cost basis adjustments, net(6)	(1,099)	(1,076)

Total mortgage-related securities, net	305,601	319,398

Mortgage portfolio, net(7)	$716,536	$722,922

(1)	Mortgage loans and mortgage-related securities are reported at unpaid principal balance.

(2)	Mortgage loans include unpaid principal balance totaling $80.0 billion and $81.8 billion as of March 31, 2008 and December 31, 2007, respectively, related to mortgage-related securities that were consolidated under Financial Accounting Standards Board Interpretation (“FIN”) No. 46R (revised December 2003), Consolidation of Variable Interest Entities (an interpretation of ARB No. 51) (“FIN 46R”), and mortgage-related securities created from securitization transactions that did not meet the sales criteria under SFAS No. 140, Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125) (“SFAS 140”), which effectively resulted in mortgage-related securities being accounted for as loans.

(3)	Intermediate-term, fixed-rate consists of mortgage loans with contractual maturities at purchase equal to or less than 15 years.

(4)	Includes private-label mortgage-related securities backed by Alt-A or subprime mortgage loans totaling $60.9 billion and $64.5 billion as of March 31, 2008 and December 31, 2007, respectively. Refer to “Trading and Available-for-Sale Investment Securities—Investments in Private-Label Mortgage-Related Securities” for a description of our investments in Alt-A and subprime securities.

(5)	Includes unrealized gains and losses on mortgage-related securities and securities commitments classified as trading and available-for-sale.

(6)	Includes the impact of other-than-temporary impairments of cost basis adjustments.

(7)	Includes consolidated mortgage-related assets acquired through the assumption of debt. Also includes $921 million and $538 million as of March 31, 2008 and December 31, 2007, respectively, of mortgage loans and mortgage-related securities that we have pledged as collateral and which counterparties have the right to sell or repledge.

Liquid Investments

Our liquid assets consist of cash and cash equivalents, funding agreements with our lenders, including advances to lenders and repurchase agreements, and non-mortgage investment securities. Our liquid assets, net of cash equivalents pledged as collateral, decreased to $65.8 billion as of March 31, 2008 from $102.0 billion as of December 31, 2007, as we used funds to redeem a significant amount of higher cost long-term debt.

Our non-mortgage investments primarily consist of high-quality securities that are readily marketable or have short-term maturities. Our non-mortgage investment securities, which are carried at fair value in our condensed consolidated balance sheets, totaled $33.2 billion and $38.1 billion as of March 31, 2008 and December 31, 2007, respectively. In conjunction with our January 1, 2008 adoption of SFAS 159, we elected to reclassify all of our non-mortgage investment securities from AFS to trading. We provide additional detail on our non-mortgage investment securities in “Notes to Condensed Consolidated Financial Statements—Note 5, Investments in Securities.”

Trading and Available-for-Sale Investment Securities

Our mortgage investment securities are classified in our condensed consolidated balance sheets as either trading or AFS and reported at fair value. All of our non-mortgage investment securities are classified in our condensed consolidated balance sheets as trading and reported at fair value. Table 23 shows the composition of our trading and AFS securities at amortized cost and fair value as of March 31, 2008, which totaled $346.8 billion and $338.8 billion, respectively. We also disclose the gross unrealized gains and gross unrealized losses related to our AFS securities as of March 31, 2008, and a stratification of these losses based on securities that have been in a continuous unrealized loss position for less than 12 months and for 12 months or longer.

Table 23:  Trading and AFS Investment Securities

	As of March 31, 2008
					Less Than 12		12 Consecutive
					Consecutive Months		Months or Longer
	Total	Gross	Gross	Total	Gross	Total	Gross	Total
	Amortized	Unrealized	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Cost(1)	Gains	Losses	Value	Losses	Value	Losses	Value
	(Dollars in millions)

Trading:
Fannie Mae single-class MBS	$44,107	$—	$—	$45,217	$—	$—	$—	$—
Fannie Mae structured MBS	11,304	—	—	10,885	—	—	—	—
Non-Fannie Mae single-class mortgage-related securities	1,171	—	—	1,190	—	—	—	—
Non-Fannie Mae structured mortgage-related securities	21,153	—	—	19,302	—	—	—	—
Mortgage revenue bonds	801	—	—	779	—	—	—	—
Other mortgage-related securities	—	—	—	—	—	—	—	—
Asset-backed securities	14,380	—	—	14,110	—	—	—	—
Corporate debt securities	13,050	—	—	12,772	—	—	—	—
Other non-mortgage-related securities	6,314	—	—	6,318	—	—	—	—

Total trading	$112,280	$—	$—	$110,573	$—	$—	$—	$—

Available for sale:
Fannie Mae single-class MBS	$53,189	$776	$(143)	$53,822	$(30)	$6,358	$(113)	$7,238
Fannie Mae structured MBS	64,239	1,199	(196)	65,242	(74)	6,518	(122)	7,732
Non-Fannie Mae single-class mortgage-related securities	26,570	523	(21)	27,072	(10)	2,639	(11)	1,385
Non-Fannie Mae structured mortgage-related securities	72,353	205	(8,195)	64,363	(3,448)	25,184	(4,747)	27,366
Mortgage revenue bonds	15,328	92	(706)	14,714	(282)	6,046	(424)	4,028
Other mortgage-related securities	2,834	203	(22)	3,015	(16)	486	(6)	60

Total available for sale	$234,513	$2,998	$(9,283)	$228,228	$(3,860)	$47,231	$(5,423)	$47,809

Total investments in securities	$346,793	$2,998	$(9,283)	$338,801	$(3,860)	$47,231	$(5,423)	$47,809

(1)	Amortized cost includes unamortized premiums, discounts and other cost basis adjustments, as well as other-than-temporary impairment write downs.

Gains and losses on our trading securities are recognized in our consolidated results of operations as a component of “Fair value gains (losses), net,” while unrealized gains and losses on AFS securities are recorded in stockholders’ equity as a component of AOCI. As of March 31, 2008, the amortized cost and estimated fair value of our AFS securities totaled $234.5 billion and $228.2 billion, respectively, and the gross unrealized gains and gross unrealized losses totaled $3.0 billion and $9.3 billion, respectively. In comparison, as of December 31, 2007, the amortized cost and estimated fair value of our AFS securities totaled $296.1 billion and $293.6 billion, respectively, and the gross unrealized gains and gross unrealized losses totaled $2.3 billion and $4.8 billion, respectively. The increase in gross unrealized losses during the first quarter of 2008 was primarily due to the continued widening of credit spreads during the quarter, which reduced the fair value of substantially all of our mortgage-related securities, particularly our private-label mortgage-related securities backed by Alt-A, subprime, and commercial loans.

Investments in Private-Label Mortgage-Related Securities

The non-Fannie Mae mortgage-related security categories presented in Table 23 above include AAA-rated agency mortgage-related securities issued or guaranteed by Freddie Mac and Ginnie Mae and private-label mortgage-related securities backed by Alt-A, subprime, commercial, manufactured housing and other mortgage loans. We do not have any exposure to collateralized debt obligations, or CDOs. We classify private-label securities as Alt-A, subprime, commercial or manufactured housing if the securities were labeled as such when issued. We also have invested in private-label Alt-A and subprime mortgage-related securities that we have resecuritized to include our guaranty (“wraps”), which we report in Table 23 above as a component of Fannie Mae structured MBS. We generally have focused our purchases of these securities on the highest-rated tranches available at the time of acquisition. Higher-rated tranches typically are supported by credit enhancements to reduce the exposure to losses. The credit enhancements on our private-label security investments generally are in the form of initial subordination provided by lower level tranches of these securities, excess interest payments within the trust, prepayment proceeds within the trust and guarantees from monoline financial guarantors based on specific performance triggers.

We owned $108.3 billion of private-label mortgage-related securities backed by Alt-A, subprime, commercial, manufactured housing and other mortgage loans as of March 31, 2008, down from $111.1 billion as of December 31, 2007, reflecting a reduction of $2.8 billion due to principal payments. Table 24 summarizes, by loan type, the composition of our investments in private-label securities and mortgage revenue bonds as of March 31, 2008 and the average credit enhancement. The average credit enhancement generally reflects the level of cumulative losses that must be incurred before we experience a loss on the tranche of securities that we own. Table 24 also provides information on the credit ratings of our private-label securities as of April 30, 2008. The credit rating reflects the lowest rating as reported by Standard & Poor’s (“Standard & Poor’s”), Moody’s Investors Service (“Moody’s”), Fitch Ratings (“Fitch”) or DBRS, Limited, each of which is a nationally recognized statistical rating organization.

Table 24:  Investments in Private-Label Mortgage-Related Securities and Mortgage Revenue Bonds

	As of March 31, 2008		As of April 30, 2008
	Unpaid	Average			% Below
	Principal	Credit		% AA	Investment	Current %
	Balance	Enhancement(1)	% AAA(2)	to BBB-(2)	Grade(2)	Watchlist(3)
			(Dollars in millions)

Private-label mortgage-related securities backed by:
Alt-A mortgage loans	$30,563	23%	100%	—%	—%	15%
Subprime mortgage loans	30,383	37	42	48	10	21
Commercial multifamily mortgage loans	25,617	30	100	—	—	—
Manufactured housing mortgage loans	3,193	37	20	26	54	1
Other mortgage loans(4)	2,473	6	98	—	2	—

Total private-label mortgage-related securities	92,229
Mortgage revenue bonds(5)	16,118	36	55	43	2	4

Total	$108,347

(1)	Average credit enhancement percentage reflects both subordination and financial guarantees. Reflects the ratio of the current amount of the securities that will incur losses in a securitization structure before any losses are allocated to securities that we own. Percentage calculated based on the quotient of the total unpaid principal balance of all credit enhancement in the form of subordination or financial guaranty of the security divided by the total unpaid principal balance of all of the tranches of collateral pools from which credit support is drawn for the security that we own.

(2)	Reflects credit ratings as of April 30, 2008, calculated based on unpaid principal balance as of March 31, 2008. Investment securities with a credit rating below BBB- or its equivalent are classified as below investment grade.

(3)	Reflects percentage of investment securities, calculated based on unpaid principal balance as of March 31, 2008, that have been placed under review by either Standard & Poor’s, Moody’s, Fitch or DBRS, Limited.

(4)	The average credit enhancement for private-label mortgage-related securities backed by other mortgage loans excludes unpaid principal balance of approximately $1.2 billion. Approximately $27 million of this amount is excluded from the credit ratings and current watchlist percentages.

(5)	The average credit enhancement for private-label mortgage revenue bonds excludes unpaid principal balance of approximately $54 million. This amount is also excluded from the credit ratings and current watchlist percentages.

Since the end of 2007 through April 30, 2008, there have been multiple credit rating downgrades of various classes of Alt-A and subprime private-label mortgage-related securities. However, all of our Alt-A private-label mortgage securities continued to be rated AAA as of April 30, 2008. Approximately $4.5 billion, or 15%, of our Alt-A private-label mortgage-related securities had been placed under review for possible credit downgrade or on negative watch as of April 30, 2008.

The percentages of our subprime private-label mortgage-related securities rated AAA and rated AA to BBB- were 42% and 48%, respectively, as of April 30, 2008, compared with 97% and 3%, respectively, as of December 31, 2007. The percentage of our subprime private-label mortgage-related securities rated below investment grade was 10% as of April 30, 2008. None of these securities were rated below investment grade as of December 31, 2007. Approximately $6.4 billion, or 21%, of our subprime private-label mortgage-related securities had been placed under review for possible credit downgrade or on negative watch as of April 30, 2008.

We discuss our process for assessing other-than-temporary impairment on our Alt-A and subprime private-label mortgage-related securities under “Other-than-temporary Impairment Assessment” below.

Investments in Alt-A and Subprime Private-Label Mortgage-Related Securities

Tables 25 and 26 present additional information as of March 31, 2008 for our investments in Alt-A and subprime private-label mortgage-related securities, stratified by year of issuance (vintage) and by credit enhancement quartile for securities issued in 2005, 2006 and 2007. The 2006 and 2007 vintages of loans underlying these securities have experienced significantly higher delinquency and default rates. Accordingly, the year of issuance or origination of the collateral underlying these securities is a significant factor in evaluating our potential loss exposure.

The ABX indices, which are widely used by market participants as a barometer for evaluating the broader subprime market, have reflected significant increases in expected default rates and a dramatic reduction in asset prices of subprime securities, due in part to the significant illiquidity in this market. The bonds that underlie the ABX indices at each ratings level generally are those with the longest-duration and the highest credit risk relative to other bonds within the same respective ratings category. All AAA-rated asset-backed security tranches, including those referenced by the ABX index, typically benefit from similar forms of credit enhancement. However, the risk profile of the securities we hold is significantly different from the risk profile of the subprime securities referenced in the ABX index because of the structure and duration of our securities, which affect the timing of the cash flows. Because the substantial majority of our subprime securities represent the highest class within each issuance, we have an earlier call on the cash flows from the principal payments on the loans underlying these securities such that we typically receive a larger portion of our cash flows in the first several years of the average life of our securities. As a result, we are exposed to losses for a shorter duration and the prices on our securities are generally higher and less volatile than those reflected in the ABX index. In contrast, the securities referenced by the ABX index are exposed to higher losses because they are generally lower rated tranches that have a later call on the cash flows from the principal pay downs on the loans underlying a particular mortgage-related security issuance.

We perform hypothetical scenarios, including Monte Carlo simulations, on our Alt-A and subprime securities to assess changes in expected performance of the securities based on changes in economic conditions and related changes in assumptions and the collectability of our outstanding principal and interest. Two key factors that drive projected losses on the securities are default rates and average loss severity. We disclose projected losses under three scenarios that assume certain cumulative constant default and loss severity rates against the outstanding underlying collateral of the securities. The stress test scenarios for our Alt-A securities are as follows: (1) 20% cumulative default rate and 40% average loss severity; (2) 20% cumulative default rate and 50% average loss severity; and (3) 30% cumulative default rate and 40% average loss severity. The stress test scenarios for our subprime securities are as follows: (1) 50% cumulative default rate and 50% average loss severity; (2) 50% cumulative default rate and 60% average loss severity; and (3) 60% cumulative default rate and 50% average loss severity. These stress test scenarios, which we consider to be highly stressful, are designed to stress the weaker components of our securities. Accordingly, we do not believe the estimates are indicative of the likely overall credit performance of our securities.

Table 25:  Investments in Alt-A Private-Label Mortgage-Related Securities, Excluding Wraps*

	As of March 31, 2008
	Unpaid Principal Balance				Credit Enhancement Statistics				Stress Test Scenarios(6)
								Monoline
								Financial
Vintage and	Trading	AFS	Average	Fair	Average		Minimum	Guaranteed	20d/40s	20d/50s	30d/40s
CE Quartile(1)	Securities(2)	Securities(3)	Price	Value	Current(4)	Original(4)	Current(4)	Amount(5)	NPV	NPV	NPV
	(Dollars in millions)

Investments in Alt-A securities:(7)
Option ARM Alt-A securities:
2004 and prior	$—	$769	$81.05	$623	22%	9%	16%	$—	$—	$—	$—

2005-1(1)	—	109	78.83	86	18	7	17	—	—	—	—
2005-1(2)	—	180	78.67	142	19	8	19	—	—	—	—
2005-1(3)	—	167	78.22	131	24	13	20	—	—	—	—
2005-1(4)	—	176	77.44	136	55	39	33	—	—	—	—

2005-1 subtotal	—	632	78.23	495	30	18	17	—	—	—	—

2005-2(1)	—	278	78.36	218	30	21	24	—	—	—	—
2005-2(2)	—	126	78.19	99	35	28	35	—	—	—	—
2005-2(3)	—	505	78.58	396	45	39	39	—	—	—	—
2005-2(4)	—	351	82.86	291	100	100	100	351	—	—	—

2005-2 subtotal	—	1,260	79.68	1,004	56	51	24	351	—	—	—

2006-1(1)	—	136	75.84	103	21	19	11	—	—	—	—
2006-1(2)	—	429	76.66	329	41	38	40	—	—	—	—
2006-1(3)	—	403	76.54	308	45	42	45	—	—	—
2006-1(4)	—	444	75.74	337	89	88	49	345	—	—	—

2006-1 subtotal	—	1,412	76.26	1,077	55	53	11	345	—	—

2006-2(1)	—	—	—	—	—	—	—	—	—	—	—
2006-2(2)	—	219	76.66	168	37	35	37	—	—	—	—
2006-2(3)	—	101	76.79	78	41	40	41	—	—	—	—
2006-2(4)	—	228	80.67	183	69	68	47	94	—	—	—

2006-2 subtotal	—	548	78.35	429	51	50	37	94	—	—	—

2007-1(1)	216	—	71.33	154	24	24	24	—	—	—	—
2007-1(2)	379	—	75.83	288	46	45	45	—	—	—	—
2007-1(3)	271	—	75.81	205	48	47	48	—	—	—	—
2007-1(4)	544	—	75.98	413	100	100	100	544	—	—	—

2007-1 subtotal	1,410	—	75.19	1,060	64	64	24	544	—	—	—

2007-2(1)	302	—	75.98	229	33	32	25	—	—	—	—
2007-2(2)	219	—	76.78	168	47	47	47	—	—	—	—
2007-2(3)	317	—	77.35	245	48	47	48	—	—	—	—
2007-2(4)	429	—	73.58	316	100	100	100	429	—	—	—

2007-2 subtotal	1,267	—	75.65	958	62	62	25	429	—	—	—

Total	2,677	4,621	77.37	5,646	52	48	11	1,763	—	—	—

	As of March 31, 2008
	Unpaid Principal Balance				Credit Enhancement Statistics				Stress Test Scenarios(6)
								Monoline
								Financial
Vintage and	Trading	AFS	Average	Fair	Average		Minimum	Guaranteed	20d/40s	20d/50s	30d/40s
CE Quartile(1)	Securities(2)	Securities(3)	Price	Value	Current(4)	Original(4)	Current(4)	Amount(5)	NPV	NPV	NPV
	(Dollars in millions)

Other Alt-A securities:
2004 and prior	—	9,611	88.85	8,539	11	6	4	31	27	90	196

2005-1(1)	—	411	87.44	359	9	5	6	—	2	4	11
2005-1(2)	—	454	88.26	401	12	7	11	—	—	1	3
2005-1(3)	—	458	90.33	414	14	10	13	—	—	2	6
2005-1(4)	—	537	87.32	469	17	10	15	—	—	1	4

2005-1 subtotal	—	1,860	88.32	1,643	13	9	6	—	2	8	24

2005-2(1)	—	1,057	89.71	948	6	5	4	—	18	38	58
2005-2(2)	—	1,038	89.17	926	10	8	8	—	—	12	15
2005-2(3)	—	1,134	82.18	932	16	14	14	—	—	—	3
2005-2(4)	—	1,086	84.44	917	22	17	19	—	—	—	—

2005-2 subtotal	—	4,315	86.27	3,723	14	11	4	—	18	50	76

2006-1(1)	35	1,246	90.60	1,160	5	4	4	—	32	56	81
2006-1(2)	—	1,057	91.57	968	9	8	9	—	6	17	30
2006-1(3)	53	1,376	87.59	1,251	15	12	12	—	—	—	2
2006-1(4)	—	1,432	78.88	1,130	22	17	19	—	—	—	—

2006-1 subtotal	88	5,111	86.74	4,509	13	11	4	—	38	73	113

2006-2(1)	—	—	—	—	—	—	—	—	—	—	—
2006-2(2)	—	537	76.64	411	11	10	6	—	—	—	2
2006-2(3)	—	—	—	—	—	—	—	—	—	—	—
2006-2(4)	—	640	75.12	481	17	16	17	—	—	—	—

2006-2 subtotal	—	1,177	75.82	892	14	13	6	—	—	—	2

2007-1(1)	79	—	76.41	60	6	5	6	—	—	—	—
2007-1(2)	194	—	78.48	152	8	7	7	—	2	3	4
2007-1(3)	115	—	75.32	87	11	11	8	—	—	—	—
2007-1(4)	240	—	76.54	184	17	16	16	—	—	—	—

2007-1 subtotal	628	—	76.89	483	12	11	6	—	2	3	4

2007-2(1)	—	—	—	—	—	—	—	—	—	—	—
2007-2(2)	—	—	—	—	—	—	—	—	—	—	—
2007-2(3)	—	—	—	—	—	—	—	—	—	—	—
2007-2(4)	475	—	86.03	409	100	100	100	475	—	—	—

2007-2 subtotal	475	—	86.03	409	100	100	100	475	—	—	—

Total	1,191	22,074	86.82	20,198	14	10	4	506	87	224	415

Total Alt-A securities	$3,868	$26,695	$84.56	$25,844	23%	19%	4%	$2,269	$87	$224	$415

*	The footnotes to this table are presented following Table 26.

Table 26:  Investments in Subprime Private-Label Mortgage-Related Securities, Excluding Wraps

	As of March 31, 2008
	Unpaid Principal Balance				Credit Enhancement Statistics				Stress Test Scenarios(6)
								Monoline
								Financial
Vintage and	Trading	AFS	Average	Fair	Average		Minimum	Guaranteed	50d/50s	50d/60s	60d/50s
CE Quartile(1)	Securities(2)	Securities(3)	Price	Value	Current(4)	Original(4)	Current(4)	Amount(5)	NPV	NPV	NPV
	(Dollars in millions)

Investments in subprime securities:(8)
2004 and prior	$—	$3,271	$87.57	$2,864	75%	55%	13%	$1,514	$2	$5	$6

2005-1(1)	—	—	—	—	—	—	—	—	—	—	—
2005-1(2)	—	31	89.16	27	66	36	66	—	—	—	—
2005-1(3)	—	—	—	—	—	—	—	—	—	—	—
2005-1(4)	—	44	87.08	39	79	29	79	—	—	—	—

2005-1 subtotal	—	75	87.93	66	74	32	66	—	—	—	—

2005-2(1)	—	107	94.96	101	41	23	37	—	—	—	—
2005-2(2)	—	107	91.61	98	52	32	52	—	—	—	—
2005-2(3)	—	253	92.06	234	58	32	55	—	—	—	—
2005-2(4)	—	185	90.22	167	77	60	63	69	—	—	—

2005-2 subtotal	—	652	91.94	600	59	39	37	69	—	—	—

2006-1(1)	—	1,440	83.52	1,202	26	19	25	—	—	—	—
2006-1(2)	—	2,281	86.16	1,965	29	20	28	—	—	—	—
2006-1(3)	—	1,834	87.67	1,608	35	22	32	—	—	—	—
2006-1(4)	—	1,928	87.95	1,696	47	31	38	52	—	—	—

2006-1 subtotal	—	7,483	86.48	6,471	34	23	25	52	—	—	—

2006-2(1)	—	3,080	81.35	2,506	21	18	19	—	—	—	7
2006-2(2)	—	3,423	79.58	2,724	25	19	24	—	—	—	—
2006-2(3)	—	3,336	78.75	2,626	29	23	27	—	—	—	—
2006-2(4)	—	3,284	81.62	2,681	35	28	30	—	—	—	—

2006-2 subtotal	—	13,123	80.29	10,537	28	22	19	—	—	—	7

2007-1(1)	719	—	59.31	427	18	17	9	—	76	176	224
2007-1(2)	667	—	84.22	562	26	23	24	—	—	—	—
2007-1(3)	771	—	78.70	606	28	24	27	—	—	—	—
2007-1(4)	786	—	82.69	650	51	48	29	237	—	—	—

2007-1 subtotal	2,943	—	76.28	2,245	31	29	9	237	76	176	224

2007-2(1)	707	—	76.81	543	25	24	13	—	8	40	64
2007-2(2)	214	411	87.46	547	30	28	29	—	—	—	—
2007-2(3)	—	539	89.03	480	34	33	33	—	—	—	—
2007-2(4)	965	—	88.42	853	62	61	41	350	—	—	—

2007-2 subtotal	1,886	950	85.43	2,423	41	39	13	350	8	40	64

Total subprime securities	$4,829	$25,554	$82.96	$25,206	37%	28%	9%	$2,222	$86	$221	$301

(1)	Reported based on half-year vintages for 2005, 2006 and 2007, with each half-year vintage stratified based on credit enhancement quartiles.

(2)	Net fair value losses recognized in our condensed consolidated statements of operations for the first quarter of 2008 on our investments in Alt-A private-label securities, subprime private-label securities and subprime wraps classified as trading totaled $570 million, $458 million and $70 million, respectively.

(3)	Gross unrealized losses as of March 31, 2008 related to our investments in Alt-A private-label securities, subprime private-label securities and subprime wraps classified as AFS totaled $4.0 billion, $4.0 billion and $7 million, respectively.

(4)	Average current, original and minimum credit enhancement percentages reflect both subordination and financial guarantees. Reflects the ratio of the current amount of the securities that will incur losses in a securitization structure before any losses are allocated to securities that we own. Percentage calculated based on the quotient of the total unpaid principal balance of all credit enhancement in the form of subordination or financial guaranty of the security divided by the total unpaid principal balance of all of the tranches of collateral pools from which credit support is drawn for the security that we own.

(5)	Reflects amount of unpaid principal balance supported by financial guarantees from monoline financial guarantors.

(6)	Reflects the present value of projected losses based on the disclosed hypothetical cumulative default and loss severity rates against the outstanding collateral balance.

(7)	Consists of private-label securities backed by Alt-A mortgage loans that are reported in our mortgage portfolio as a component of non-Fannie Mae structured securities.

(8)	Consists of private-label securities backed by subprime loans that are reported in our mortgage portfolio as a component of non-Fannie Mae structured securities. Excludes guaranteed resecuritizations of private-label securities backed by subprime loans held in our mortgage portfolio totaling $8.3 billion as of March 31, 2008, which are presented in Table 27.

The aggregate net losses recognized in our condensed consolidated statements of operations on our investments in Alt-A and subprime private-label securities, including wraps, classified as trading totaled $1.1 billion for the first quarter of 2008. These losses are included in our condensed consolidated results of operations as a component of “Fair value losses, net.” Gross unrealized losses related to Alt-A and subprime securities classified as AFS totaled $8.0 billion as of March 31, 2008, compared with $3.3 billion as of December 31, 2007.

As shown in Table 25, the projected present value of losses as of March 31, 2008 on our $30.6 billion of investments in Alt-A private-label securities was approximately $415 million, based on a 30% default rate and 40% severity, which we believe is an extremely stressful scenario. As shown in Table 26, the projected present value of losses as of March 31, 2008 on our $30.4 billion of investments in subprime private-label securities was approximately $301 million, based on a 60% default rate and a 50% severity, which we also consider to be an extremely stressful scenario.

Other-than-temporary Impairment Assessment

To date, the credit downgrades of our Alt-A and subprime securities classified as AFS have not resulted in our recognizing significant other-than-temporary writedowns on these securities. As of March 31, 2008, we had recognized cumulative other-than-temporary impairment totaling $222 million on our investments in Alt-A and subprime securities, of which $52 million was recognized in the first quarter of 2008. Although we consider recent external rating agency actions or changes in a security’s external credit rating as one criterion in our assessment of other-than-temporary impairment, a rating action alone is not necessarily indicative of other-than-temporary impairment. As discussed in our 2007 Form 10-K in “Item 7—MD&A—Critical Accounting Policies and Estimates—Other-than-temporary Impairment of Investment Securities,” we also consider various other factors in assessing whether an impairment is other-than-temporary.

We record other-than-temporary impairment on our securities if we conclude that it is no longer probable that we will collect the full principal and interest due or we do not have the intent or ability to hold the security to recovery. In assessing whether we believe that it is probable that we will collect full principal and interest due, we conduct Monte Carlo simulations, run stress scenarios or observe credit ratings and other credit metrics. We currently have the intent and ability to hold our Alt-A and subprime private-label mortgage-related securities until the earlier of recovery of the unrealized loss amounts or maturity and will do so as long as holding the securities continues to be consistent with our investment strategy. Based on our current other-than-temporary impairment assessment, we believe that it is probable that we will collect the full principal and interest due on the securities for which we have not recognized other-than-temporary impairment in accordance with the contractual terms of the securities, although we may experience future changes in value as a result of changes in interest rates or credit spreads. If our intent were to change or we determined that it was no longer probable that we would collect the full principal and interest due, we would recognize an other-than-temporary impairment loss.

We will continue to monitor and analyze the performance of these securities, including evaluating the impact of changes in credit ratings and conducting extreme stress test scenarios under a variety of economic conditions, to assess the collectability of principal and interest in accordance with our policy for determining whether an impairment is other-than-temporary. See “Part I—Item 1A—Risk Factors” of our 2007 Form 10-K for a discussion of the risks related to potential future write-downs of our investment securities.

Alt-A and Subprime Private-Label Wraps

In addition to Alt-A and subprime private-label mortgage-related securities included in our mortgage portfolio, we also have exposure to private-label Alt-A and subprime mortgage-related securities that have been resecuritized (or wrapped) to include our guaranty. The unpaid principal balance of these Fannie Mae guaranteed securities held by third parties is included in outstanding and unconsolidated Fannie Mae MBS held by third parties, which we discuss in “Off-Balance Sheet Arrangements and Variable Interest Entities.” Table 27 presents the unpaid principal balance of our Alt-A and subprime private-label wraps as of March 31, 2008 and additional information to evaluate our potential loss exposure. We held $8.3 billion of these securities in our mortgage portfolio as of March 31, 2008.

Table 27:  Alt-A and Subprime Private-Label Wraps

	As of March 31, 2008
		Credit Enhancement Statistics				Stress Test Scenarios(4)
					Monoline
	Unpaid				Financial
Vintage and	Principal	Average		Minimum	Guaranteed	20d/40s	20d/50s	30d/40s
CE Quartile(1)	Balance	Current(2)	Original(2)	Current(2)	Amount(3)	NPV	NPV	NPV
	(Dollars in millions)

Alt-A wraps:
2005-1(1)	$—	—%	—%	—%	$—	$—	$—	$—
2005-1(2)	—	—	—	—	—	—	—	—
2005-1(3)	—	—	—	—	—	—	—	—
2005-1(4)	254	6	4	6	—	—	—	—

2005-1 subtotal	254	6	4	6	—	—	—	—

2007-1(1)	—	—	—	—	—	—	—	—
2007-1(2)	—	—	—	—	—	—	—	—
2007-1(3)	—	—	—	—	—	—	—	—
2007-1(4)	335	10	8	10	—	—	—	—

2007-1 subtotal	335	10	8	10	—	—	—	—

Total Alt-A	589	8	7	6	—	—	—	—

	As of March 31, 2008
		Credit Enhancement Statistics				Stress Test Scenarios(4)
					Monoline
	Unpaid				Financial
Vintage and	Principal	Average		Minimum	Guaranteed	50d/50s	50d/60s	60d/50s
CE Quartile(1)	Balance	Current(2)	Original(2)	Current(2)	Amount(3)	NPV	NPV	NPV
	(Dollars in millions)

Subprime wraps:
2004 and prior	$929	42%	16%	20%	$25	$—	$—	$—

2005-1(1)	86	55	24	55	—	—	—	—
2005-1(2)	225	57	20	57	—	—	—	—
2005-1(3)	195	64	19	59	—	—	—	—
2005-1(4)	173	82	31	77	—	—	—	—

2005-1 subtotal	679	65	23	55	—	—	—	—

2005-2(1)	487	38	25	26	—	—	—	2
2005-2(2)	709	45	32	45	—	—	—	—
2005-2(3)	651	48	26	45	—	—	—	—
2005-2(4)	737	71	52	52	214	—	—	—

2005-2 subtotal	2,584	52	35	26	214	—	—	2

2007-1(1)	1,603	18	17	18	—	—	5	47
2007-1(2)	1,894	22	20	21	—	—	—	3
2007-1(3)	1,972	25	22	23	—	—	—	—
2007-1(4)	1,889	29	27	28	—	—	—	5

2007-1 subtotal	7,358	24	21	18	—	—	5	55

2007-2(1)	306	27	24	24	—	—	—	—
2007-2(2)	—	—	—	—	—	—	—	—
2007-2(3)	460	31	30	31	—	—	—	—
2007-2(4)	522	32	30	32	—	—	—	—

2007-2 subtotal	1,288	30	29	24	—	—	—	—

Total subprime	12,838	33	25	18	239	—	5	57

Total Alt-A and subprime wraps	$13,427	32%	24%	6%	$239	$—	$5	$57

(1)	Reported based on half-year vintages for 2005, 2006 and 2007, with each half-year vintage stratified based on credit enhancement quartiles.

(2)	Average current, original and minimum credit enhancement percentages reflect both subordination and financial guarantees. Reflects the ratio of the current amount of the securities that will incur losses in a securitization structure before any losses are allocated to securities that we own. Percentage calculated based on the quotient of the total unpaid principal balance of all credit enhancement in the form of subordination or financial guaranty of the security divided by the total unpaid principal balance of all of the tranches of collateral pools from which credit support is drawn for the security that we own.

(3)	Reflects amount of unpaid principal balance supported by financial guarantees from monoline financial guarantors.

(4)	Reflects the present value of projected losses based on the disclosed hypothetical cumulative default and loss severity rates against the outstanding collateral balance.

Debt Instruments

We issue debt instruments as the primary means to fund our mortgage investments and manage our interest rate risk exposure. Table 28 below provides a summary of our debt activity for the three months ended March 31, 2008 and 2007.

Table 28:  Debt Activity

	For the Three Months Ended
	March 31,
	2008	2007
	(Dollars in millions)

Issued during the period:(1)
Short-term:(2)
Amount:(3)	$436,453	$436,694
Weighted average interest rate:	2.90%	5.16%
Long-term:(4)
Amount:(3)	$88,278	$59,131
Weighted average interest rate:	4.03%	5.56%
Total issued:
Amount:(3)	$524,731	$495,825
Weighted average interest rate:	3.09%	5.20%
Repaid during the period:(1)(5)
Short-term:(2)
Amount:(3)	$455,630	$443,348
Weighted average interest rate:	3.47%	5.13%
Long-term:(4)
Amount:(3)	$106,139	$53,672
Weighted average interest rate:	5.06%	4.36%
Total redeemed:
Amount:(3)	$561,769	$497,020
Weighted average interest rate:	3.77%	5.04%

(1)	Excludes debt activity resulting from consolidations and intraday loans.

(2)	Short-term debt consists of borrowings with an original contractual maturity of one year or less. Includes Federal funds purchased and securities sold under agreements to repurchase.

(3)	Represents the face amount at issuance or redemption.

(4)	Long-term debt consists of borrowings with an original contractual maturity of greater than one year.

(5)	Represents all payments on debt, including regularly scheduled principal payments, payments at maturity, payments as the result of a call and payments for any other repurchases.

Despite the significant volatility in the financial markets during the first quarter of 2008, including a dramatic widening of credit spreads in early March followed by a subsequent tightening, we remained an active issuer of short-term and long-term debt securities to meet our consistent need for funding and rebalancing our portfolio. We redeemed a significantly higher amount of debt during the first quarter of 2008 relative to the first quarter of 2007, as we continued to rebalance our portfolio.

Table 29 summarizes our outstanding short-term borrowings and long-term debt as of March 31, 2008 and December 31, 2007. We provide additional detail on our outstanding short-term and long-term debt in “Notes to Condensed Consolidated Financial Statements—Note 8, Short-term Borrowings and Long-term Debt.”

Table 29:  Outstanding Debt(1)

	March 31, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Outstanding	Rate	Outstanding	Rate
	(Dollars in millions)

Federal funds purchased and securities sold under agreements to repurchase	$711	1.49%	$869	3.48%
Short-term debt(2)	215,916	3.37	234,160	4.45
Long-term debt(3)	544,424	5.05	562,139	5.25

(1)	Outstanding debt amounts and weighted average interest rates reported in this table include the effect of unamortized discounts, premiums and other cost basis adjustments. Reported amounts as of March 31, 2008 include fair value gains and losses associated with debt that we elected to carry at fair value pursuant to our January 1, 2008 adoption of FAS 159. The unpaid principal balance of outstanding debt, which excludes unamortized discounts, premiums and other cost basis adjustments, totaled $767.1 billion and $804.3 billion as March 31, 2008 and December 31, 2007, respectively.

(2)	Short-term debt consists of borrowings with an original contractual maturity of one year or less.

(3)	Long-term debt consists of borrowings with an original contractual maturity of greater than one year. Reported amounts include a net discount and cost basis adjustments of $11.6 billion as of both March 31, 2008 and December 31, 2007. The unpaid principal balance of long-term debt, which excludes unamortized discounts, premiums and other cost basis adjustments, totaled $549.5 billion and $567.2 billion as March 31, 2008 and December 31, 2007, respectively.

Our short-term and long-term debt includes callable debt that can be redeemed in whole or in part at our option at any time on or after a specified date. The amount of our outstanding debt that was callable totaled $192.2 billion and had an average interest rate of 5.27% as of March 31, 2008, compared with $215.6 billion and an average interest rate of 5.35% as of December 31, 2007.

Derivative Instruments

We supplement our issuance of debt with interest rate-related derivatives to manage the prepayment and duration risk inherent in our mortgage investments. We present, by derivative instrument type, the estimated fair value of derivatives recorded in our condensed consolidated balance sheets and the related outstanding notional amount as of March 31, 2008 and December 31, 2007 in “Notes to Condensed Consolidated Financial Statements—Note 9, Derivative Instruments.”

Table 30 provides an analysis of changes in the estimated fair value of the net derivative asset (liability) amounts, excluding mortgage commitments, recorded in our consolidated balance sheets between December 31, 2007 and March 31, 2008.

Table 30:  Changes in Risk Management Derivative Assets (Liabilities) at Fair Value, Net(1)

For the
Three Months
Ended
March 31,
2008
(Dollars in
millions)

Net derivative liability as of December 31, 2007(2)	$(1,321)
Effect of cash payments:
Fair value at inception of contracts entered into during the period(3)	173
Fair value at date of termination of contracts settled during the period(4)	(426)
Net collateral posted	2,461
Periodic net cash contractual interest payments (receipts)(5)	(1,148)

Total cash payments (receipts)	1,060

Income statement impact of recognized amounts:
Periodic net contractual interest income (expense) accruals on interest rate swaps	(26)
Net change in fair value of terminated derivative contracts from end of prior year to date of termination	204
Net change in fair value of outstanding derivative contracts, including derivative contracts entered into during the period	(2,983)

Derivatives fair value losses, net(6)	(2,805)

Net derivative liability as of March 31, 2008(2)	$(3,066)

(1)	Excludes mortgage commitments.

(2)	Reflects the net amount of “Derivative assets at fair value” and “Derivative liabilities at fair value” recorded in our condensed consolidated balance sheets, excluding mortgage commitments and reflects our adoption of FASB Staff Position No. 39-1, Amendment of FASB Interpretation No. 39.

(3)	Cash payments made to purchase derivative option contracts (purchased options premiums) increase the derivative asset recorded in the condensed consolidated balance sheets. Primarily includes upfront premiums paid or received on option contracts. Also includes upfront cash paid or received on other derivative contracts.

(4)	Cash payments to terminate and/or sell derivative contracts reduce the derivative liability recorded in the consolidated balance sheets. Primarily represents cash paid (received) upon termination of derivative contracts.

(5)	We accrue interest on our interest rate swap contracts based on the contractual terms and recognize the accrual as an increase to the net derivative liability recorded in the consolidated balance sheets. The corresponding offsetting amount is recorded as an expense and included as a component of derivatives fair value losses in the condensed consolidated statements of operations. Periodic interest payments on our interest rate swap contracts reduce the derivative liability.

(6)	Reflects net derivatives fair value losses recognized in the condensed consolidated statements of operations, excluding mortgage commitments.

The $1.7 billion increase in the fair value of the net derivative liability was primarily attributable to the decrease in the aggregate net fair value of our interest rate swaps due to the decrease in swap interest rates between December 31, 2007 and March 31, 2008, and the decrease in the aggregate fair value of our option-based derivatives due to the combined effect of the time decay of these options and a decrease in implied volatility during the quarter. We present, by derivative instrument type, our risk management derivative activity for the quarter ended March 31, 2008, along with the stated maturities of our derivatives outstanding as of March 31, 2008, in Table 43 in “Risk Management—Interest Rate Risk Management and Other Market Risks.”

Table 31 provides information on our option activity for the first quarter of 2008 and the amount of outstanding options as of March 31, 2008 based on the original premiums paid.

Table 31:  Purchased Options Premiums

		Original
	Original	Weighted	Remaining
	Premium	Average Life	Weighted
	Payments	to Expiration	Average Life
	(Dollars in millions)

Outstanding options as of December 31, 2007	$7,843	8.4 years	4.6 years
Purchases(1)	180
Exercises	(1,388)
Terminations	(23)
Expirations	(70)

Outstanding options as of March 31, 2008	$6,542	6.7 years	3.6 years

(1)	Amount of purchases is included in Table 30 as a component of the line item “Fair value at inception of contracts entered into during the period.”

SUPPLEMENTAL NON-GAAP INFORMATION — FAIR VALUE BALANCE SHEETS

Each of the non-GAAP supplemental consolidated fair value balance sheets presented below in Table 32 reflects all of our assets and liabilities at estimated fair value. The non-GAAP estimated fair value of our net assets (net of tax effect) is derived from our non-GAAP fair value balance sheet. This measure is not a defined term within GAAP and may not be comparable to similarly titled measures reported by other companies. The estimated fair value of our net assets (net of tax effect) presented in the non-GAAP supplemental consolidated fair value balance sheets is not intended as a substitute for amounts reported in our consolidated financial statements prepared in accordance with GAAP. We believe, however, that the non-GAAP supplemental consolidated fair value balance sheets and the fair value of our net assets, when used in conjunction with our consolidated financial statements prepared in accordance with GAAP, can serve as valuable incremental tools for investors to assess changes in our overall value over time relative to changes in market conditions. In addition, we believe that the non-GAAP supplemental consolidated fair value balance sheets are useful to investors because they provide consistency in the measurement and reporting of all of our assets and liabilities. Management uses this information to gain a clearer picture of changes in our assets and liabilities from period to period, to understand how the overall value of the company is changing from period to period and to measure the performance of our investment activities.

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

As discussed in “Critical Accounting Policies and Estimates—Fair Value of Financial Instruments,” when quoted market prices or observable market data are not available to estimate fair value, we rely on level 3 inputs to estimate fair value. Because assets and liabilities classified as level 3 are generally based on unobservable inputs, the process to determine fair value is generally more subjective and involves a high degree of management judgment and assumptions. These assumptions may have a significant effect on our estimates of fair value, and the use of different assumptions as well as changes in market conditions could have a material effect on our results of operations or financial condition.

Table 32:  Supplemental Non-GAAP Consolidated Fair Value Balance Sheets(1)

	As of March 31, 2008					As of December 31, 2007
	GAAP					GAAP
	Carrying		Fair Value	Estimated		Carrying	Fair Value	Estimated
	Value		Adjustment(1)	Fair Value		Value(2)	Adjustment(1)	Fair Value(2)
				(Dollars in millions)

Assets:
Cash and cash equivalents	$2,304		$—	$2,304	(3)	$4,502	$—	$4,502	(3)
Federal funds sold and securities purchased under agreements to resell	20,484		15	20,499	(3)	49,041	—	49,041	(3)
Trading securities	110,573		—	110,573	(3)	63,956	—	63,956	(3)
Available-for-sale securities	228,228		—	228,228	(3)	293,557	—	293,557	(3)
Mortgage loans:
Mortgage loans held for sale	8,486		147	8,633	(4)	7,008	75	7,083	(4)
Mortgage loans held for investment, net of allowance for loan losses	402,449		4,118	406,567	(4)	396,516	70	396,586	(4)
Guaranty assets of mortgage loans held in portfolio	—		3,711	3,711	(4)(5)	—	3,983	3,983	(4)(5)
Guaranty obligations of mortgage loans held in portfolio	—		(7,915)	(7,915	)(4)(5)	—	(4,747)	(4,747	)(4)(5)

Total mortgage loans	410,935		61	410,996	(3)(4)	403,524	(619)	402,905	(3)(4)
Advances to lenders	11,732		(265)	11,467	(3)	12,377	(328)	12,049	(3)
Derivative assets at fair value	1,037		—	1,037	(3)	885	—	885	(3)
Guaranty assets and buy-ups, net	10,808		3,481	14,289	(3)(5)	10,610	3,648	14,258	(3)(5)

Total financial assets	796,101		3,292	799,393	(3)	838,452	2,701	841,153	(3)
Master servicing assets and credit enhancements	1,592		5,011	6,603	(5)(6)	1,783	2,844	4,627	(5)(6)
Other assets	45,534		15,195	60,729	(6)(7)	39,154	5,418	44,572	(6)(7)

Total assets	$843,227		$23,498	$866,725		$879,389	$10,963	$890,352

Liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$711		$—	$711	(3)	$869	$—	$869	(3)
Short-term debt	215,916	(8)	526	216,442	(3)	234,160	208	234,368	(3)
Long-term debt	544,424	(8)	25,616	570,040	(3)	562,139	18,194	580,333	(3)
Derivative liabilities at fair value	4,123		—	4,123	(3)	2,217	—	2,217	(3)
Guaranty obligations	15,521		29,578	45,099	(3)	15,393	5,156	20,549	(3)

Total financial liabilities	780,695		55,720	836,415	(3)	814,778	23,558	838,336	(3)
Other liabilities	23,538		(5,596)	17,942	(9)	20,493	(4,383)	16,110	(9)

Total liabilities	804,233		50,124	854,357		835,271	19,175	854,446
Minority interests in consolidated subsidiaries	158		—	158		107	—	107
Stockholders’ Equity (Deficit):
Preferred	16,913		(2,633)	14,280	(10)	16,913	(1,565)	15,348	(10)
Common	21,923		(23,993)	(2,070	)(11)	27,098	(6,647)	20,451	(11)

Total stockholders’ equity/non-GAAP fair value of net assets	$38,836		$(26,626)	$12,210		$44,011	$(8,212)	$35,799

Total liabilities and stockholders’ equity	$843,227		$23,498	$866,725		$879,389	$10,963	$890,352

Explanation and Reconciliation of Non-GAAP Measures to GAAP Measures

(1)	Each of the amounts listed as a “fair value adjustment” represents the difference between the carrying value included in our GAAP condensed consolidated balance sheets and our best judgment of the estimated fair value of the listed item.

(2)	Certain prior period amounts have been reclassified to conform to the current period presentation.

(3)	We determined the estimated fair value of these financial instruments in accordance with the fair value guidelines outlined in SFAS No. 157, as described in “Notes to Condensed Consolidated Financial Statements—Note 16, Fair Value of Financial Instruments.” In Note 16, we also disclose the carrying value and estimated fair value of our total financial assets and total financial liabilities as well as discuss the methodologies and assumptions we use in estimating the fair value of our financial instruments.

(4)	We have separately presented the estimated fair value of “Mortgage loans held for sale,” “Mortgage loans held for investment, net of allowance for loan losses,” “Guaranty assets of mortgage loans held in portfolio” and “Guaranty obligations of mortgage loans held in portfolio,” which, taken together, represent total mortgage loans reported in our GAAP condensed consolidated balance sheets. In order to present the fair value of our guarantees in these non-GAAP consolidated fair value balance sheets, we have separated (i) the embedded fair value of the guaranty assets, based on the terms of our intra-company guaranty fee allocation arrangement, and the embedded fair value of the obligation from (ii) the fair value of the mortgage loans held for sale and the mortgage loans held for investment. We believe this presentation provides transparency into the components of the fair value of the mortgage loans associated with the activities of our guaranty businesses and the components of the activities of our capital markets business, which is consistent with the way we manage risks and allocate revenues and expenses for segment reporting purposes. While the carrying values and estimated fair values of the individual line items may differ from the amounts presented in Note 16 of the condensed consolidated financial statements, the combined amounts together equal the carrying value and estimated fair value amounts of total mortgage loans in Note 16.

(5)	In our GAAP condensed consolidated balance sheets, we report the guaranty assets associated with our outstanding Fannie Mae MBS and other guarantees as a separate line item and include buy-ups, master servicing assets and credit enhancements associated with our guaranty assets in “Other assets.” The GAAP carrying value of our guaranty assets reflects only those guaranty arrangements entered into subsequent to our adoption of FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FIN No. 34) (“FIN 45”), on January 1, 2003. On a GAAP basis, our guaranty assets totaled $9.8 billion and $9.7 billion as of March 31, 2008 and December 31, 2007, respectively. The associated buy-ups totaled $985 million and $944 million as of March 31, 2008 and December 31, 2007, respectively. In our non-GAAP supplemental consolidated fair value balance sheets, we also disclose the estimated guaranty assets and obligations related to mortgage loans held in our portfolio. The aggregate estimated fair value of the guaranty asset-related components totaled $16.7 billion and $18.1 billion as of March 31, 2008 and December 31, 2007, respectively. These components represent the sum of the following line items in this table: (i) Guaranty assets of mortgage loans held in portfolio; (ii) Guaranty obligations of mortgage loans held in portfolio, (iii) Guaranty assets and buy-ups; and (iv) Master servicing assets and credit enhancements. See “Critical Accounting Policies and Estimates—Change in Measuring the Fair Value of Guaranty Obligations”

(6)	The line items “Master servicing assets and credit enhancements” and “Other assets” together consist of the assets presented on the following five line items in our GAAP condensed consolidated balance sheets: (i) Accrued interest receivable; (ii) Acquired property, net; (iii) Deferred tax assets; (iv) Partnership investments; and (v) Other assets. The carrying value of these items in our GAAP condensed consolidated balance sheets together totaled $48.1 billion and $41.9 billion as of March 31, 2008 and December 31, 2007, respectively. We deduct the carrying value of the buy-ups associated with our guaranty obligation, which totaled $985 million and $944 million as of March 31, 2008 and December 31, 2007, respectively, from “Other assets” reported in our GAAP condensed consolidated balance sheets because buy-ups are a financial instrument that we combine with guaranty assets in our SFAS 107 disclosure in Note 16. We have estimated the fair value of master servicing assets and credit enhancements based on our fair value methodologies discussed in Note 16.

(7)	With the exception of partnership investments and deferred tax assets, the GAAP carrying values of other assets generally approximate fair value. While we have included partnership investments at their carrying value in each of the non-GAAP supplemental consolidated fair value balance sheets, the fair values of these items are generally different from their GAAP carrying values, potentially materially. Our LIHTC partnership investments included in partnership investments had a carrying value of $7.7 billion and $8.1 billion and an estimated fair value of $8.7 billion and $9.3 billion as of March 31, 2008 and December 31, 2007, respectively. We assume that certain other assets, consisting primarily of prepaid expenses, have no fair value. Our GAAP-basis deferred tax assets are described in “Notes to Condensed Consolidated Financial Statements—Note 10, Income Taxes.” We adjust the GAAP-basis deferred income taxes for purposes of each of our non-GAAP supplemental consolidated fair value balance sheets to include estimated income taxes on the difference between our non-GAAP supplemental consolidated fair value balance sheets net assets, including deferred taxes from the GAAP condensed consolidated balance sheets, and our GAAP condensed consolidated balance sheets stockholders’ equity. Because our adjusted deferred income taxes are a net asset in each year, the amounts are included in our non-GAAP fair value balance sheets as a component of other assets.

(8)	Includes short-term debt and long-term debt at fair value totaling $4.5 billion and $15.1 billion, respectively, as of March 31, 2008.

(9)	The line item “Other liabilities” consists of the liabilities presented on the following four line items in our GAAP condensed consolidated balance sheets: (i) Accrued interest payable; (ii) Reserve for guaranty losses; (iii) Partnership liabilities; and (iv) Other liabilities. The carrying value of these items in our GAAP condensed consolidated balance sheets together totaled $23.5 billion and $20.5 billion as of March 31, 2008 and December 31, 2007, respectively. The GAAP carrying values of these other liabilities generally approximate fair value. We assume that certain other liabilities, such as deferred revenues, have no fair value.

(10)	“Preferred stockholders’ equity” is reflected in our non-GAAP supplemental condensed consolidated fair value balance sheets at the estimated fair value amount.

(11)	“Common stockholders’ equity” consists of the stockholders’ equity components presented on the following five line items in our GAAP consolidated balance sheets: (i) Common stock; (ii) Additional paid-in capital; (iii) Retained earnings; (iv) Accumulated other comprehensive loss; and (v) Treasury stock, at cost. “Common stockholders’ equity” is the residual of the excess of the estimated fair value of total assets over the estimated fair value of total liabilities, after taking into consideration preferred stockholders’ equity and minority interest in consolidated subsidiaries.

Changes in Non-GAAP Estimated Fair Value of Net Assets

We expect periodic fluctuations in the estimated fair value of our net assets due to our business activities, as well as due to changes in market conditions, including changes in interest rates, changes in relative spreads between our mortgage assets and debt, and changes in implied volatility. As discussed in “Critical Accounting Policies and Estimates—Fair Value of Financial Instruments—Change in Measuring the Fair Value of Guaranty Obligations,” beginning January 1, 2008, as part of the implementation of SFAS 157, we changed our approach to measuring the fair value of our guaranty obligations. We believe that this change provides a more meaningful presentation of the guaranty obligations by better aligning the revenue we recognize for providing our guaranty with the compensation we receive. Table 33 summarizes the changes in the fair value of our net assets for the first quarter of 2008.

Table 33:  Non-GAAP Estimated Fair Value of Net Assets (Net of Tax Effect)

For the
Three Months
Ended
March 31,
2008
(Dollars in
millions)

Balance as of December 31, 2007 (as reported)	$35,799
Effect of change in measuring the fair value of guaranty obligations(1)	(1,558)

Balance as of December 31, 2007 (including change in measurement)	34,241
Capital transactions:(2)
Common dividends, common stock repurchases and issuances, net	(336)
Preferred dividends	(322)

Capital transactions, net	(658)
Change in estimated fair value of net assets, excluding effect of capital transactions	(21,373)

Decrease in estimated fair value of net assets, net	(22,031)

Balance as of March 31, 2008(3)	$12,210

(1)	Represents the estimated after-tax impact of the change in our approach to measuring the fair value of our guaranty obligations as part of our January 1, 2008 implementation of SFAS 157. Amount reflects the difference of $2.3 billion ($1.6 billion after-tax) between the estimated fair value of our guaranty obligations based on our current valuation approach of $18.2 billion as of December 31, 2007, and the previously reported fair value of our guaranty obligations of $20.5 billion as of December 31, 2007.

(2)	Represents net capital transactions, which are reflected in the condensed consolidated statements of changes in stockholders’ equity.

(3)	Represents estimated fair value of net assets (net of tax effect) presented in Table 32: Supplemental Non-GAAP Consolidated Fair Value Balance Sheets.

Table 34 presents selected market information that impacts changes in the fair value of our net assets.

Table 34: Selected Market Information(1)

	As of
	March 31,		December 31,
	2008		2007		Change

10-year U.S. Treasury note yield	3.41%		4.03%		(0.62)%
Implied volatility(2)	23.5		20.4		3.1
30-year Fannie Mae MBS par coupon rate	5.25		5.51		(0.26)
Lehman U.S. MBS Index OAS (in basis points) over LIBOR yield curve	68.7	bp	26.2	bp	42.5	bp
Lehman U.S. Agency Debt Index OAS (in basis points) over LIBOR yield curve	(2.4)		(20.2)		17.8

(1)	Information obtained from Lehman Live, Lehman POINT and Bloomberg.

(2)	Implied volatility for an interest rate swaption with a 3-year option on a 10-year final maturity.

The estimated fair value of our net assets decreased by $23.6 billion during the first quarter of 2008, to $12.2 billion as of March 31, 2008, from $35.8 billion as of December 31, 2007. As indicated in Table 33, this decrease includes $658 million attributable to capital transactions related to the payment of common and preferred dividends. Excluding the effect of the capital transactions and the change in measuring the fair value of our guaranty obligations, we experienced a $21.4 billion decrease in the estimated fair value of our net assets during the first quarter of 2008. The primary factors driving the $21.4 billion decline in the fair value of our net assets were (1) a decrease of approximately $16.9 billion in the fair value of our net guaranty assets (obligations), attributable to an increase in the fair value of our guaranty obligations, as discussed in more detail below, and (2) a decrease of approximately $8.4 billion in the fair value of the net portfolio for our capital markets business, largely due to the continued widening of mortgage-to-debt OAS during the first quarter of 2008. These declines more than offset an increase in the estimated fair value of our net assets from the economic earnings of our business and changes in the estimated fair value of other assets and liabilities.

The decline in the fair value of our net guaranty assets (obligations), net of related tax assets, was approximately $16.9 billion during the first quarter of 2008. This fair value decline was primarily due to a substantial increase in the estimated fair value of our guaranty obligations (approximately $16.0 billion), which we now measure based on the compensation we currently require to provide our guaranty and assume the credit risk associated with the mortgage loans underlying the guaranteed Fannie Mae MBS, or “mortgage credit risk.” This increase in the fair value of our guaranty obligations resulted both from (1) an increase in the underlying risk in our credit guaranty book of business, as delinquencies increased and declining home prices continued to adversely affect mark-to-market LTVs, and (2) because we now measure our guaranty obligations differently, from an increase in our estimate of the risk premium required to take mortgage credit risk in the current market, as indicated by the pricing of our new guaranty business. Although we continue to measure the estimated fair value of our guaranty obligations using the models and inputs we used prior to January 1, 2008, since January 1, 2008, we calibrate those models to our current compensation, which includes our March 2008 guaranty fee price increases. As a result, the March 2008 estimated fair value of our guaranty obligations takes into account the guaranty fees we currently charge, regardless of the date on which we actually issued any of our guarantees. Because we measure the fair value of our guaranty obligations based on our pricing on the fair value measurement date, the fair value of these obligations generally will increase, resulting in a reduction in the fair value of our net assets, when our guaranty fees increase, as was the case in March of this year. Similarly, the fair value of the guaranty obligations generally will decrease, resulting in an increase in the fair value of our net assets, when our guaranty fees decrease. For more information about how we measure the fair value of our guaranty obligations, refer to “Critical Accounting Policies and Estimates—Fair Value of Financial Instruments—Change in Measuring the Fair Value of Guaranty Obligations.”

In addition, the continued widening of mortgage-to-debt spreads during the first quarter of 2008 contributed significantly (approximately $8.4 billion) to the decline in the fair value of our net portfolio. As indicated in Table 34 above, the Lehman U.S. MBS index, which primarily includes 30-year and 15-year mortgages, reflected a further widening of OAS during the first quarter of 2008. The OAS on securities held by us that are not in the index, such as AAA-rated 10-year CMBS and AAA-rated private-label mortgage-related securities, widened even more dramatically, resulting in an overall decrease in the fair value of our mortgage assets. Debt OAS based on the Lehman U.S. Agency Debt Index to the London Interbank Offered Rate (“LIBOR”) fell by 17.8 basis points to minus 2.4 basis points as of March 31, 2008, resulting in a decrease in the fair value of our debt.

LIQUIDITY AND CAPITAL MANAGEMENT

Liquidity

Debt Funding

Our primary source of cash is proceeds from the issuance of our debt securities. As a result, we depend on our ability to issue debt securities in the capital markets on an ongoing basis to meet our cash requirements. Our short-term and long-term funding needs in the first quarter of 2008 were relatively consistent with our needs in the first quarter of 2007; however, we shifted our funding mix to a higher proportion of lower-rate, short-term debt during the first quarter of 2008 to benefit from the steeper yield curve during the quarter. For information about our debt activity for the quarters ended March 31, 2008 and 2007, and our outstanding short-term and long-term debt as of March 31, 2008 and December 31, 2007, refer to “Consolidated Balance Sheet Analysis—Debt Instruments” and “Notes to Condensed Consolidated Financial Statements—Note 8, Short-term Borrowings and Long-term Debt.” Our sources of liquidity remained adequate to meet both our short-term and long-term funding needs during the first quarter of 2008, and we anticipate that they will remain adequate.

Credit Ratings and Risk Ratings

Our ability to borrow at attractive rates is highly dependent upon our credit ratings from the major ratings organizations. Our senior unsecured debt (both long-term and short-term), benchmark subordinated debt and preferred stock are rated and continuously monitored by Standard & Poor’s, Moody’s and Fitch. Table 35 below sets forth the credit ratings issued by each of these rating agencies of our long-term and short-term senior unsecured debt, subordinated debt and preferred stock as of May 2, 2008. Table 35 also sets forth our “risk to the government” rating and our “Bank Financial Strength Rating” as of May 2, 2008.

Table 35: Fannie Mae Credit Ratings and Risk Ratings

	Senior	Senior				Bank
	Long-Term	Short-Term	Subordinated	Preferred	Risk to the	Financial
	Unsecured Debt	Unsecured Debt	Debt	Stock	Government(1)	Strength(1)

Standard & Poor’s(2)	AAA	A-1+	AA-	AA-	AA-	—
Moody’s(3)	Aaa	P-1	Aa2	Aa3	—	B+
Fitch(4)	AAA	F1+	AA-	AA-	—	—

(1)	Pursuant to our September 2005 agreement with OFHEO, we agreed to seek to obtain a rating, which will be continuously monitored by at least one nationally recognized statistical rating organization, that assesses, among other things, the independent financial strength or “risk to the government” of Fannie Mae operating under its authorizing legislation but without assuming a cash infusion or extraordinary support of the government in the event of a financial crisis.

(2)	In February 2008, Standard & Poor’s affirmed our senior debt ratings with a stable outlook, while affirming all other ratings with a negative outlook.

(3)	In February 2008, Moody’s affirmed our debt and preferred stock ratings with a stable outlook and placed our bank financial strength rating under review for possible downgrade.

(4)	In December 2007, Fitch affirmed all of our ratings with a stable outlook.

Liquidity Contingency Plan

We maintain a liquidity contingency plan in the event that factors, whether internal or external to our business, temporarily compromise our ability to access capital through normal channels. Our contingency plan provides for alternative sources of liquidity that we believe would allow us to meet all of our cash obligations for 90 days without relying upon the issuance of unsecured debt. In the event of a liquidity crisis in which our access to the unsecured debt funding market becomes impaired, our primary source of liquidity is the sale or pledge of mortgage assets in our unencumbered mortgage portfolio. Our ability to raise funds through the sale or pledge of mortgage assets in the event that we cannot access capital through normal channels could be limited if the markets for the sale and repurchase of mortgage-related assets experience significant disruption or reduced levels of liquidity. Another source of liquidity in the event of a liquidity crisis is the sale of assets in our liquid investment portfolio. Our ability to sell assets from our liquid investment portfolio could also be limited in the event of a significant market disruption. As described in “Consolidated Balance Sheet Analysis—Liquid Investments,” we had approximately $65.8 billion and $102.0 billion in liquid assets, net of cash equivalents pledged as collateral, as of March 31, 2008 and December 31, 2007, respectively.

Pursuant to our September 2005 agreement with OFHEO, we periodically test our liquidity contingency plan. We believe we were in compliance with our agreement with OFHEO to maintain and test our liquidity contingency plan as of March 31, 2008.

Cash Flows

Three Months Ended March 31, 2008.  Cash and cash equivalents of $2.0 billion as of March 31, 2008 decreased by $1.9 billion from December 31, 2007. Net cash used in financing activities totaled $39.8 billion, primarily attributable to the redemption of a significant amount of long-term debt as interest rates fell during the quarter. These net cash outflows were partially offset by net cash inflows generated from operating activities of $30.1 billion, primarily resulting from the significant increase in trading securities during the quarter, and cash flows generated from investing activities of $7.7 billion, reflecting the significant reduction in our investment in federal funds sold and securities purchased under agreements to resell and the excess of the proceeds from the sale and liquidation of mortgage assets over the amount of our mortgage asset purchases.

Three Months Ended March 31, 2007.  Cash and cash equivalents of $3.7 billion as of March 31, 2007 increased by $469 million from December 31, 2006. We generated cash flows from investing activities of $10.9 billion, attributable to a reduction in mortgage asset purchases relative to the level of liquidations and sales. These cash flows were partially offset by net cash used in financing activities of $6.7 billion, as payments made to extinguish debt exceeded the proceeds from the issuance of debt, and net cash used in operating activities of $3.7 billion resulting primarily from an increase in trading securities.

Capital Management

Capital Classification Measures

On March 11, 2008, OFHEO announced that we were classified as adequately capitalized as of December 31, 2007 (the most recent date for which results have been published by OFHEO).

On March 19, 2008, OFHEO reduced from 30% to 20% the amount of capital we are required to hold in excess of our statutory minimum capital requirement. Accordingly, the capital classification measures as of March 31, 2008 provided in the table below reflect a 20% capital surplus requirement and the capital classification measures provided as of December 31, 2007 provided in the table below reflect a 30% capital surplus requirement.

Table 36 displays our regulatory capital classification measures as of March 31, 2008 and December 31, 2007. All capital classification measures as of March 31, 2008 provided in this report represent estimates that will be submitted to OFHEO for its certification and are subject to its review and approval. They do not represent OFHEO’s announced capital classification measures.

Table 36:  Regulatory Capital Measures

	As of
	March 31,	December 31,
	2008(1)	2007
	(Dollars in millions)

Core capital(2)	$42,676	$45,373
Statutory minimum capital(3)	31,335	31,927

Surplus of core capital over statutory minimum capital	$11,341	$13,446

Surplus of core capital percentage over statutory minimum capital	36.2%	42.1%
Core capital(2)	$42,676	$45,373
OFHEO-directed minimum capital(4)	37,602	41,505

Surplus of core capital over OFHEO-directed minimum capital	$5,074	$3,868

Surplus of core capital percentage over OFHEO-directed minimum capital	13.5%	9.3%
Total capital(5)	$47,666	$48,658
Statutory risk-based capital(6)	N/A	24,700

Surplus of total capital over statutory risk-based capital	N/A	$23,958

Surplus of total capital percentage over statutory risk-based capital	N/A	97.0%
Core capital(2)	$42,676	$45,373
Statutory critical capital(7)	16,251	16,525

Surplus of core capital over statutory critical capital	$26,425	$28,848

Surplus of core capital percentage over statutory critical capital	162.6%	174.6%

(1)	Amounts as of March 31, 2008 represent estimates that will be submitted to OFHEO for its certification and are subject to its review and approval. Amounts as of December 31, 2007 represent OFHEO’s announced capital classification measures.

(2)	The sum of (a) the stated value of our outstanding common stock (common stock less treasury stock); (b) the stated value of our outstanding non-cumulative perpetual preferred stock; (c) our paid-in capital; and (d) our retained earnings. Core capital excludes accumulated other comprehensive income (loss).

(3)	Generally, the sum of (a) 2.50% of on-balance sheet assets; (b) 0.45% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties; and (c) up to 0.45% of other off-balance sheet obligations, which may be adjusted by the Director of OFHEO under certain circumstances (See 12 CFR 1750.4 for existing adjustments made by the Director of OFHEO).

(4)	Effective March 19, 2008, defined as a 20% surplus over the statutory minimum capital requirement. Prior to March 19, 2008, defined as a 30% surplus over the statutory minimum capital requirement.

(5)	The sum of (a) core capital and (b) the total allowance for loan losses and reserve for guaranty losses, less (c) the specific loss allowance (that is, the allowance required on individually-impaired loans). The specific loss allowance totaled $206 million as of March 31, 2008 and $106 million as of December 31, 2007.

(6)	Defined as the amount of total capital required to be held to absorb projected losses flowing from future adverse interest rate and credit risk conditions specified by statute (see 12 CFR 1750.13 for conditions), plus 30% mandated by statute to cover management and operations risk. Statutory risk-based capital measures as of March 31, 2008 were not available as of the date of this filing.

(7)	Generally, the sum of (a) 1.25% of on-balance sheet assets; (b) 0.25% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties and (c) up to 0.25% of other off-balance sheet obligations, which may be adjusted by the Director of OFHEO under certain circumstances.

Capital Activity

Capital Management Actions

As described in “Consolidated Results of Operations” above, we recorded a net loss of $2.2 billion in the first quarter of 2008. Because our retained earnings are a component of our core capital, this loss reduced the amount of our core capital. Our losses in the first quarter are due to continuing market challenges that have adversely affected our results of operations. We expect the downturn in the housing market and the disruption in the mortgage and credit markets to continue to negatively affect our results of operations in 2008, and therefore to continue to negatively affect the amount of our core capital.

We were required by our May 2006 consent order with OFHEO to maintain a 30% surplus over our statutory minimum capital requirement for most of the quarter, until OFHEO reduced this capital surplus requirement to 20% on March 19, 2008. We took several capital management actions to ensure compliance with our regulatory capital requirements during the first quarter of 2008, including: managing the size of our investment portfolio; selling assets to reduce the amount of capital that we were required to hold and to realize investment gains; and reducing our common stock dividend. We also elected not to take advantage of some opportunities to purchase mortgage assets at attractive prices and made other changes to our business practices to reduce our losses and expenses during the first quarter of 2008. OFHEO has informed us that it will further reduce the capital surplus requirement to 15% upon the successful completion of our capital-raising plan, and of its intention to reduce the capital surplus requirement by an additional 5 percentage points to a 10% surplus requirement in September 2008, based upon our continued maintenance of excess capital well above OFHEO’s regulatory requirement and no material adverse change to our ongoing regulatory compliance. OFHEO’s reduction of the capital surplus requirement will facilitate our capital management efforts.

In light of current market conditions, we intend to continue to take aggressive management actions to preserve and further build our capital. We are planning to raise $6 billion in new capital through underwritten public offerings of new securities. On May 6, 2008, we commenced two offerings totaling $4 billion of common stock and non-cumulative mandatory convertible preferred stock. This offering will be followed in the very near future by an offering of non-cumulative, non-convertible preferred stock. We believe that this additional capital will enable us to pursue growth and investment opportunities while also maintaining a prudent capital cushion in a volatile and challenging market through 2008 and 2009. Although future credit conditions are difficult to predict, the company plans capital using stress scenarios that, among other things, assume credit losses that are significantly higher than our current estimates, including default rate assumptions developed from our experience with the economic conditions in California in the 1990s, extrapolated for most of the nation. We believe that credit losses will increase in 2009 relative to 2008. Depending on the price and terms of these securities, the sale of these securities could result in a lower trading price for our common stock. As part of our plan to raise capital, our Board of Directors indicated it intends to reduce our quarterly common stock dividend beginning with the third quarter of 2008 to $0.25 per share, which will make available approximately $390 million of capital annually.

We continue to carefully monitor the current volatile market conditions to determine the impact of these conditions on the amount of our available capital and our capital management goals. We may take a variety of actions in addition to those described above to further preserve and build our capital, including: issuing additional preferred, convertible preferred or common stock; further reducing or eliminating our common stock dividend; forgoing purchase and guaranty opportunities; reducing the size of our investment portfolio through liquidations or by selling assets; changing our current business practices to reduce our losses and expenses; and reclassifying a portion of our investment securities from held for trading to available for sale. Refer to “Part I—Item 1A—Risk Factors” of our 2007 Form 10-K for a more detailed discussion of how continued declines in our earnings could negatively impact our regulatory capital position.

Common Stock

Shares of common stock outstanding, net of shares held in treasury, totaled approximately 975 million and 974 million as of March 31, 2008 and December 31, 2007, respectively. We issued 1.0 million shares of common stock from treasury for our employee benefit plans during the quarter ended March 31, 2008. We did not issue any common stock during the first quarter of 2008 other than in accordance with these benefit plans.

We paid common stock dividends of $0.35 per share for the first quarter of 2008. On April 18, 2008, our Board of Directors declared common stock dividends of $0.35 per share for the second quarter of 2008, payable on May 26, 2008. As described above, our Board of Directors indicated it intends to reduce the common stock dividend to $0.25 per share, beginning with the third quarter of 2008. Our Board of Directors will continue to assess dividend payments for each quarter based upon the facts and conditions existing at the time.

Preferred Stock

We paid an aggregate of $322 million in preferred stock dividends in the first quarter of 2008 on our 15 outstanding series of preferred stock. On April 18, 2008, our Board of Directors declared total preferred stock dividends of $282 million for the second quarter of 2008, payable on June 30, 2008.

On March 31, 2008, the dividend rate for our Series F Preferred Stock was reset to 1.36% per year and the dividend rate for our Series P Preferred Stock was reset to 4.50% per year. The new dividend rate for the Series F Preferred Stock will be in effect from and including March 31, 2008 to but excluding March 31, 2010. The new dividend rate for the Series P Preferred Stock will be in effect from and including March 31, 2008 to but excluding June 30, 2008.

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

As of March 31, 2008, we were in compliance with our subordinated debt requirement. The sum of our total capital plus the outstanding balance of our qualifying subordinated debt exceeded our subordinated debt requirement by an estimated $10.0 billion, or 23%, as of March 31, 2008, compared with an estimated $10.3 billion, or 23%, as of December 31, 2007. As of March 31, 2008, we had $9.0 billion in outstanding qualifying subordinated debt.

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

Fannie Mae MBS Transactions and Other Financial Guarantees

As described in our 2007 Form 10-K, our maximum potential exposure to credit losses relating to our outstanding and unconsolidated Fannie Mae MBS held by third parties and our other financial guarantees is significantly higher than the carrying amount of the guaranty obligations and reserve for guaranty losses that are reflected in the consolidated balance sheets. In the case of outstanding and unconsolidated Fannie Mae MBS held by third parties, our maximum potential exposure arising from these guaranty obligations is primarily represented by the unpaid principal balance of the mortgage loans underlying these Fannie Mae MBS, which was $2.2 trillion and $2.1 trillion as of March 31, 2008 and December 31, 2007, respectively. In the case of the other financial guarantees that we provide, our maximum potential exposure arising from these guarantees is primarily represented by the unpaid principal balance of the underlying bonds and loans, which totaled $40.8 billion and $41.6 billion as of March 31, 2008 and December 31, 2007, respectively.

LIHTC Partnership Interests

As of March 31, 2008, we had a recorded investment in LIHTC partnerships of $7.7 billion, compared with $8.1 billion as of December 31, 2007. For additional information regarding our holdings in off-balance sheet limited partnerships, refer to “Notes to Condensed Consolidated Financial Statements—Note 2, Consolidations.”

RISK MANAGEMENT

This section updates the information set forth in our 2007 Form 10-K relating to our management of risk. For further discussion of the primary risks to our business and how we seek to manage those risks, refer to “Part I—Item 1A—Risk Factors” and “Part II—Item 7—MD&A—Risk Management” of our 2007 Form 10-K.

Credit Risk Management

Mortgage Credit Risk Management

Recent Developments

In order to manage our credit risk in the shifting market environment, we have taken several steps to ensure that our pricing and our eligibility and underwriting criteria more accurately reflect the current risks in the housing market and to enhance our loss mitigation strategy in order to minimize the frequency of foreclosure. As part of this effort, we have implemented new mortgage eligibility and pricing updates for both loans underwritten through Desktop Underwriter® and for loans that are manually underwritten. These changes include a comprehensive update to Desktop Underwriter’s credit risk assessment and changes in eligibility requirements for manually underwritten loans that more closely align with loans underwritten through Desktop Underwriter, allowing us to more consistently manage credit risk for the loans we acquire. In addition, we revised our servicing guidelines to extend the maximum time period allowed for forbearance on delinquent loans from four to six months.

Mortgage Credit Book of Business

Table 37 displays the composition of our entire mortgage credit book of business, which consists of both on- and off-balance sheet arrangements, as of March 31, 2008 and December 31, 2007. Our single-family mortgage credit book of business accounted for approximately 94% of our entire mortgage credit book of business as of both March 31, 2008 and December 31, 2007.

Table 37:  Composition of Mortgage Credit Book of Business

	As of March 31, 2008
	Single-Family(1)		Multifamily(2)		Total
	Conventional(3)	Government(4)	Conventional(3)	Government(4)	Conventional(3)	Government(4)
	(Dollars in millions)

Mortgage portfolio:(5)
Mortgage loans(6)	$281,407	$32,051	$97,599	$781	$379,006	$32,832
Fannie Mae MBS(6)	171,273	2,044	312	128	171,585	2,172
Agency mortgage-related securities(6)(7)	31,098	1,615	—	50	31,098	1,665
Mortgage revenue bonds	3,126	2,723	8,090	2,179	11,216	4,902
Other mortgage-related securities(8)	64,530	2,055	25,617	27	90,147	2,082

Total mortgage portfolio	551,434	40,488	131,618	3,165	683,052	43,653
Fannie Mae MBS held by third parties(9)	2,148,164	14,692	37,128	974	2,185,292	15,666
Other credit guarantees(10)	23,813	—	16,951	53	40,764	53

Mortgage credit book of business	$2,723,411	$55,180	$185,697	$4,192	$2,909,108	$59,372

Guaranty book of business	$2,624,657	$48,787	$151,990	$1,936	$2,776,647	$50,723

	As of December 31, 2007
	Single-Family(1)		Multifamily(2)		Total
	Conventional(3)	Government(4)	Conventional(3)	Government(4)	Conventional(3)	Government(4)
	(Dollars in millions)

Mortgage portfolio:(5)
Mortgage loans(6)	$283,629	$28,202	$90,931	$815	$374,560	$29,017
Fannie Mae MBS(6)	177,492	2,113	322	236	177,814	2,349
Agency mortgage-related securities(6)(7)	31,305	1,682	—	50	31,305	1,732
Mortgage revenue bonds	3,182	2,796	8,107	2,230	11,289	5,026
Other mortgage-related securities(8)	68,240	1,097	25,444	30	93,684	1,127

Total mortgage portfolio	563,848	35,890	124,804	3,361	688,652	39,251
Fannie Mae MBS held by third parties(9)	2,064,395	15,257	38,218	1,039	2,102,613	16,296
Other credit guarantees(10)	24,519	—	17,009	60	41,528	60

Mortgage credit book of business	$2,652,762	$51,147	$180,031	$4,460	$2,832,793	$55,607

Guaranty book of business	$2,550,035	$45,572	$146,480	$2,150	$2,696,515	$47,722

(1)	The amounts reported above reflect our total single-family mortgage credit book of business. Of these amounts, the portion of our single-family mortgage credit book of business for which we have access to detailed loan-level information represented approximately 98% and 95% of our total conventional single-family mortgage credit book of business as of March 31, 2008 and December 31, 2007, respectively. Unless otherwise noted, the credit statistics we provide in the “Credit Risk” discussion that follows relate only to this specific portion of our conventional single-family mortgage credit book of business. The remaining portion of our conventional single-family mortgage credit book of business consists of Freddie Mac securities, Ginnie Mae securities, private-label mortgage-related securities, Fannie Mae MBS backed by private-label mortgage-related securities, housing-related municipal revenue bonds, other single-family government related loans and securities, and credit enhancements that we provide on single-family mortgage assets. Our Capital Markets group prices and manages credit risk related to this specific portion of our conventional single-family mortgage credit book of business. We may not have access to detailed loan-level data on these particular mortgage-related assets and therefore may not manage the credit performance of individual loans. However, a substantial majority of these securities benefit from significant forms of credit enhancement, including guarantees from Ginnie Mae or Freddie Mac, insurance policies, structured subordination and similar sources of credit protection. All non-Fannie Mae agency securities held in our portfolio as of March 31, 2008 were rated AAA/Aaa by Standard & Poor’s and Moody’s. Over 79% of non-agency mortgage-related securities held in our portfolio as of March 31, 2008 were rated AAA/Aaa by Standard & Poor’s and Moody’s. See “Consolidated Balance Sheet Analysis—Trading and Available-For-Sale Investment Securities—Investments in Private-Label Mortgage-Related Securities” for additional information on these securities.

(2)	The amounts reported above reflect our total multifamily mortgage credit book of business. Of these amounts, the portion of our multifamily mortgage credit book of business for which we have access to detailed loan-level information represented approximately 80% of our total multifamily mortgage credit book of business as of both March 31, 2008 and December 31, 2007. Unless otherwise noted, the credit statistics we provide in the “Credit Risk” discussion that follows relate only to this specific portion of our multifamily mortgage credit book of business.

(3)	Refers to mortgage loans and mortgage-related securities that are not guaranteed or insured by the U.S. government or any of its agencies.

(4)	Refers to mortgage loans and mortgage-related securities guaranteed or insured by the U.S. government or one of its agencies.

(5)	Mortgage portfolio data is reported based on unpaid principal balance.

(6)	Includes unpaid principal balance totaling $80.0 billion and $81.8 billion as of March 31, 2008 and December 31, 2007, respectively, related to mortgage-related securities that were consolidated under FIN 46 and mortgage-related securities created from securitization transactions that did not meet the sales criteria under SFAS 140, which effectively resulted in these mortgage-related securities being accounted for as loans.

(7)	Includes mortgage-related securities issued by Freddie Mac and Ginnie Mae. We held mortgage-related securities issued by Freddie Mac with both a carrying value and fair value of $31.4 billion and $31.2 billion as of March 31, 2008 and December 31, 2007, respectively, which exceeded 10% of our stockholders’ equity as of each respective date.

(8)	Includes mortgage-related securities issued by entities other than Fannie Mae, Freddie Mac or Ginnie Mae.

(9)	Includes Fannie Mae MBS held by third-party investors. The principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

(10)	Includes single-family and multifamily credit enhancements that we have provided and that are not otherwise reflected in the table.

Single-Family

Table 38 provides information on the product distribution of our conventional single-family business volumes for the three months ended March 31, 2008 and 2007, and our conventional single-family mortgage credit book of business as of March 31, 2008 and December 31, 2007. We also disclose certain other risk characteristics of our conventional single-family mortgage credit book of business.

Table 38:	Product Distribution and Selected Risk Characteristics of Conventional Single-Family Business Volume and Mortgage Credit Book of Business(1)

	Business Volume(2)		Book
	For the		of Business(3)
	Three Months Ended		As of
	March 31,		March 31,	December 31,
	2008	2007	2008	2007

Fixed-rate:(4)
Long-term	79%	72%	72%	71%
Intermediate-term	11	6	14	15
Interest-only	3	9	3	3

Total fixed-rate	93	87	89	89
Adjustable-rate:
Interest-only	5	9	5	5
Negative-amortizing	—	—	1	1
Other ARMs	2	4	5	5

Total adjustable-rate	7	13	11	11

Total	100%	100%	100%	100%

Weighted average FICO credit score			721	721
Estimated mark-to-market LTV ratio			62%	61%
Percentage of conventional single-family mortgage credit book of business with estimated mark-to-market greater than 80%			21%	20%

(1)	As noted in Table 37 above, we generally have access to detailed loan-level statistics only on conventional single-family mortgage loans held in our portfolio and backing Fannie Mae MBS (whether held in our portfolio or held by third parties).

(2)	Percentages calculated based on unpaid principal balance of loans at time of acquisition. Single-family business volume refers to both single-family mortgage loans we purchase for our mortgage portfolio and single-family mortgage loans we securitize into Fannie Mae MBS.

(3)	Percentages calculated based on unpaid principal balance of loans as of the end of each period.

(4)	Long-term fixed-rate consists of mortgage loans with maturities greater than 15 years, while intermediate-term fixed-rate have maturities equal to or less than 15 years.

Credit risk profile summary.  As indicated in Table 38, our conventional single-family mortgage credit book of business continues to consist mostly of traditional fixed-rate mortgage loans. In addition, our volume of single-family adjustable-rate mortgages and interest-only fixed-rate mortgages decreased significantly in the first quarter of 2008 compared with the first quarter of 2007, in part due to the shift to more traditional fixed-rate mortgage originations in the primary mortgage market.

Alt-A and Subprime Loans.  Although Alt-A and subprime mortgage loans do not represent a significant portion of our conventional single-family mortgage credit book of business, these loans have recently accounted for a significant portion of our credit losses. See “Consolidated Results of Operations—Credit-Related Expenses—Credit Loss Performance Metrics” for information on the proportion of our credit losses attributable to Alt-A and subprime loans.

•	Alt-A Loans: Alt-A mortgage loans, whether held in our portfolio or backing Fannie Mae MBS, represented approximately 4% of our single-family business volume for the first quarter of 2008, compared with approximately 23% for the first quarter of 2007. The significant decline in Alt-A volume is due in part to the overall decline in the Alt-A market, as well as to our recent and continued tightening of eligibility standards and price increases. As a result of these recent eligibility restrictions and price increases, we believe that our volume of Alt-A mortgage loan acquisitions will continue to decline in future periods. Alt-A mortgage loans held in our portfolio or Alt-A mortgage loans backing Fannie Mae MBS, excluding resecuritized private-label mortgage-related securities backed by Alt-A mortgage loans, represented approximately 11% of our total single-family mortgage credit book of business as of March 31, 2008, compared with approximately 12% as of December 31, 2007.

•	Subprime Loans: Subprime mortgage loans, whether held in our portfolio or backing Fannie Mae MBS, represented less than 1% of our single-family business volume for the first quarter of 2008 and 2007. We estimate that subprime mortgage loans held in our portfolio or subprime mortgage loans backing Fannie Mae MBS, excluding resecuritized private-label mortgage-related securities backed by subprime mortgage loans, represented approximately 0.3% of our total single-family mortgage credit book of business as of both March 31, 2008 and December 31, 2007.

See “Consolidated Balance Sheet Analysis—Trading and Available-for-Sale Investment Securities—Investments in Private-Label Mortgage Related Securities” for information on our investments in Alt-A and subprime private-label mortgage-related securities, including resecuritized private-label mortgage-related securities backed by Alt-A and subprime mortgage loans.

Multifamily

The weighted average original LTV ratio for our multifamily mortgage credit book of business was 67% as of both March 31, 2008 and December 31, 2007. The percentage of our multifamily mortgage credit book of business with an original LTV ratio greater than 80% was 5% as of March 31, 2008, compared with 6% as of December 31, 2007.

Mortgage Credit Book of Business Performance

Key statistical metrics that we use to measure credit risk in our mortgage credit book of business and evaluate credit performance include: (1) the serious delinquency rate; (2) nonperforming loans; and (3) foreclosure activity. We provide information below on these metrics. We provide information on our credit loss performance, another key metric we use to evaluate credit performance, in “Consolidated Results of Operations—Credit-Related Expenses—Credit Loss Performance Metrics.”

Serious Delinquency

Table 39 below compares the serious delinquency rates, by geographic region, for all conventional single-family loans and multifamily loans with credit enhancement and without credit enhancement as of March 31, 2008, December 31, 2007 and March 31, 2007.

Table 39:  Serious Delinquency Rates

	March 31, 2008		December 31, 2007		March 31, 2007
		Serious		Serious		Serious
	Book	Delinquency	Book	Delinquency	Book	Delinquency
	Outstanding(1)	Rate(2)	Outstanding(1)	Rate(2)	Outstanding(1)	Rate(2)

Conventional single-family delinquency rates by geographic region:(3)
Midwest	17%	1.44%	17%	1.35%	17%	0.96%
Northeast	18	1.05	19	0.94	19	0.67
Southeast	25	1.44	25	1.18	24	0.63
Southwest	16	0.94	16	0.86	16	0.62
West	24	0.72	23	0.50	24	0.21

Total conventional single-family loans	100%	1.15%	100%	0.98%	100%	0.62%

Conventional single-family loans:
Credit enhanced	21%	3.15%	21%	2.75%	19%	1.74%
Non-credit enhanced	79	0.62	79	0.53	81	0.35

Total conventional single-family loans	100%	1.15%	100%	0.98%	100%	0.62%

Multifamily loans:
Credit enhanced	88%	0.07%	88%	0.06%	91%	0.08%
Non-credit enhanced	12	0.23	12	0.22	9	0.19

Total multifamily loans	100%	0.09%	100%	0.08%	100%	0.09%

(1)	Reported based on unpaid principal balance of loans, where we have detailed loan-level information.

(2)	Calculated based on number of loans for single-family and unpaid principal balance for multifamily. We include all of the conventional single-family loans that we own and that back Fannie Mae MBS in the calculation of the single-family delinquency rate. We include the unpaid principal balance of all multifamily loans that we own or that back Fannie Mae MBS and any housing bonds for which we provide credit enhancement in the calculation of the multifamily serious delinquency rate.

(3)	Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD and WI. Northeast includes CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT and VI. Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA and WV. Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX and UT. West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

In the first quarter of 2008, our serious delinquency rates, which are a leading indicator of potential foreclosures, increased across our entire conventional single-family mortgage credit book of business to 1.15% as of March 31, 2008, from 0.98% as of December 31, 2007 and 0.62% as of March 31, 2007. We experienced the most notable increase in serious delinquency rates in states such as Arizona, California, Florida, and Nevada, which previously experienced rapid increases in home prices and are now experiencing sharp declines in home prices. In addition, we continued to experience significant increases in the serious delinquency rates in some higher risk loan categories: Alt-A loans, adjustable-rate loans, interest-only loans, negative amortization loans, loans made for the purchase of condominiums and loans with second liens. Many of these higher risk loans were originated in 2006 and 2007. However, as a result of tightening our eligibility standards, we expect that the loans we are now acquiring will have a lower credit risk relative to the loans we acquired in 2006 and 2007.

The conventional single-family serious delinquency rates for California and Florida, which represent the two largest states in our conventional single-family mortgage credit book of business in terms of unpaid principal balance, climbed to 0.76% and 2.32%, respectively, as of March 31, 2008, from 0.50% and 1.59%, respectively, as of December 31, 2007 and 0.17% and 0.49% as of March 31, 2007. The serious delinquency rates for Alt-A and subprime loans was 2.96% and 7.42%, respectively, as of March 31, 2008, compared with 2.15% and 5.76%, respectively, as of December 31, 2007 and 0.94% and 4.62% as of March 31, 2007. We expect the housing market to continue to deteriorate and home prices to continue to decline in these states and on a national basis. Accordingly, we expect our single-family serious delinquency rate to continue to increase in 2008.

The multifamily serious delinquency rate was 0.09% as of March 31, 2008, compared with 0.08% as of December 31, 2007 and 0.09% as of March 31, 2007.

Nonperforming Loans

Table 40 provides statistics on nonperforming single-family and multifamily loans as of March 31, 2008 and December 31, 2007.

Table 40:  Nonperforming Single-Family and Multifamily Loans

	As of
	March 31,	December 31,
	2008	2007
	(Dollars in millions)

Nonperforming loans:
Nonaccrual loans	$8,723	$8,343
Troubled debt restructurings(1)	2,211	1,765

Total nonperforming loans	$10,934	$10,108

Interest on nonperforming loans:
Interest income forgone(2)	$114	$215
Interest income recognized during year(3)	109	328
Accruing loans past due 90 days or more(4)	$197	$204

(1)	Troubled debt restructurings include loans whereby the contractual terms have been modified that result in concessions to borrowers experiencing financial difficulties.

(2)	Forgone interest income represents the amount of interest income that would have been recorded during the period on nonperforming loans as of the end of each period had the loans performed according to their contractual terms.

(3)	Represents interest income recognized during the period on loans classified as nonperforming as of the end of each period.

(4)	Recorded investment of loans as of the end of each period that are 90 days or more past due and continuing to accrue interest include loans insured or guaranteed by the U.S. government and loans where we have recourse against the seller of the loan in the event of a default.

Foreclosure and REO Activity

Table 41 below provides information, by region, on our foreclosure activity for the three months ended March 31, 2008 and 2007.

Table 41:  Single-Family and Multifamily Foreclosed Properties

	For the
	Three Months
	Ended
	March 31,
	2008	2007

Single-family foreclosed properties (number of properties):
Beginning of period inventory of single-family foreclosed properties (REO)(1)	33,729	25,125
Acquisitions by geographic area:(2)
Midwest	7,310	4,733
Northeast	1,361	835
Southeast	5,377	2,564
Southwest	3,879	2,294
West	2,181	287

Total properties acquired through foreclosure	20,108	10,713
Dispositions of REO	(10,670)	(9,544)

End of period inventory of single-family foreclosed properties (REO)(1)	43,167	26,294

Carrying value of single-family foreclosed properties (dollars in millions)(3)	$4,530	$2,241

Single-family foreclosure rate(4)	0.1%	0.1%

Multifamily foreclosed properties (number of properties):
Ending inventory of multifamily foreclosed properties (REO)	15	9

Carrying value of multifamily foreclosed properties (dollars in millions)(3)	$60	$52

(1)	Includes deeds in lieu of foreclosure.

(2)	See footnote 3 to Table 39 for states included in each geographic region.

(3)	Excludes foreclosed property claims receivables, which are reported in our condensed consolidated balance sheets as a component of “Acquired property, net.”

(4)	Estimated based on the total number of properties acquired through foreclosure as a percentage of the total number of loans in our conventional single-family mortgage credit book of business as of the end of each respective period.

The Mortgage Bankers Association’s National Delinquency Survey released in March 2008 reported that the rate of foreclosure starts and percent of loans in the process of foreclosure reached record levels during the fourth quarter of 2007. The number of single-family properties we acquired through foreclosure in the first quarter of 2008 increased by 88% from the first quarter of 2007, reflecting the impact of the continued housing market downturn and decline in home prices throughout much of the country, particularly in the states of Arizona, California, Florida, Nevada, and continued weak economic conditions in the Midwest. As discussed in “Consolidated Results of Operations—Credit-Related Expenses—Credit Loss Performance Metrics,” we have experienced a significant increase in default rates, particularly within certain states that have had significant home price depreciation, for certain higher risk loan categories, such as Alt-A, and for loans originated in 2006 and 2007.

The states of Arizona, California, Florida and Nevada accounted for 17% of single-family properties acquired through foreclosure for the first quarter of 2008, compared with 4% for the first quarter of 2007, reflecting the sharp declines in home prices that these states are now experiencing. The Midwest accounted for approximately 36% and 44% of the single-family properties acquired through foreclosure for the first quarter of 2008 and 2007, respectively, reflecting the continued impact of weak economic conditions in this region.

Alt-A mortgage loans accounted for 29% of single-family properties acquired through foreclosure for the first quarter of 2008, compared with 17% for the first quarter of 2007.

The continued housing market downturn and decline in home prices on a national basis have resulted in a higher percentage of our mortgage loans that transition from delinquent to foreclosure status. In addition, the combined effect of the disruption in the subprime market, the decline in home prices and near record levels of unsold properties have slowed the sale of, and reduced the sales prices of, our foreclosed single-family properties. Based on these factors as well as the sharp rise in our serious delinquency rates during the first quarter of 2008, we expect the level of foreclosures, as well as the average length of time required to dispose of our foreclosed properties, to increase further in 2008 compared with 2007.

Institutional Counterparty Credit Risk Management

Mortgage Insurers

As of March 31, 2008, we had total mortgage insurance coverage of $111.5 billion on the single-family mortgage loans in our guaranty book of business, of which $101.3 billion was primary mortgage insurance and $10.2 billion was pool mortgage insurance. As of December 31, 2007, we had total mortgage insurance coverage of $104.1 billion on the single-family mortgage loans in our guaranty book of business, of which $93.7 billion was primary mortgage insurance and $10.4 billion was pool mortgage insurance.

Eight mortgage insurance companies provided over 99% of our mortgage insurance as of both March 31, 2008 and December 31, 2007. We received proceeds of $475 million and $290 million for the three months ended March 31, 2008 and 2007, respectively, from our primary and pool mortgage insurance policies, lender repurchases and other forms of credit enhancement on our single-family loans. We had outstanding receivables from mortgage insurers of $451 million and $293 million as of March 31, 2008 and December 31, 2007, respectively, related to amounts claimed on foreclosed properties.

Table 42 presents the primary and pool mortgage insurance coverage on single-family loans in our guaranty book of business by mortgage insurer for our top eight mortgage insurer counterparties as of March 31, 2008, as well as the insurer financial strength ratings of each of these counterparties as of May 2, 2008.

Table 42:  Mortgage Insurance Coverage

	As of May 2, 2008			As of March 31, 2008
	Insurer Financial Strength			Maximum Coverage(2)
	Ratings			(Dollars in millions)
Counterparty Name(1)	Moody’s	S&P	Fitch	Primary	Pool	Total

Mortgage Guaranty Insurance Corporation	Aa2	A	AA	$23,835	$2,804	$26,639
PMI Mortgage Insurance Co.	Aa2	A+	AA	14,392	2,524	16,916
Genworth Mortgage Insurance Corporation	Aa2	AA	AA	16,045	442	16,487
United Guaranty Residential Insurance Company	Aa2	AA+	AA+	15,396	334	15,730
Radian Guaranty, Inc.	Aa3	A	N/R	13,970	923	14,893
Republic Mortgage Insurance Company	Aa3	AA-	AA	11,226	1,720	12,946
Triad Guaranty Insurance Corporation	Baa3	BBB	BB	4,387	1,487	5,874
CMG Mortgage Insurance Company(3)	N/R	AA-	AA	1,901	—	1,901

(1)	Insurance coverage amounts provided for each counterparty may include coverage provided by consolidated subsidiaries of the counterparty.

(2)	Maximum coverage refers to the aggregate dollar amount of insurance coverage (i.e., “risk in force”) on single-family loans in our guaranty book of business and represents our maximum potential loss recovery under the applicable mortgage insurance policies.

(3)	CMG Mortgage Insurance Company is a joint venture owned by PMI Mortgage Insurance Co. and CUNA Mutual Investment Corporation.

Recent increases in mortgage insurance claims due to higher credit losses in recent periods have adversely affected the financial results and condition of many mortgage insurers. In April 2008, Standard & Poor’s downgraded the insurer financial strength ratings of five of our eight primary mortgage insurer counterparties. As of March 31, 2008, these five mortgage insurers provided $77.3 billion, or 69%, of our total mortgage insurance coverage on single-family loans in our guaranty book of business. The insurer financial strength rating of one of these mortgage insurers, Triad Guaranty Insurance Corporation, was also downgraded several notches by Moody’s and Fitch. In its annual report on Form 10-K for the year ended December 31, 2007, Triad announced that it is considering a plan in which it would no longer write new business and would run off its existing business.

In addition, as a result of the downgrades that occurred in April 2008, four of our primary mortgage insurer counterparties’ current insurer financial strength ratings are below the “AA-” level that we require under our qualified mortgage insurer approval requirements to be considered qualified as a “Type 1” mortgage insurer. As of May 2, 2008, these counterparties remain qualified under our requirements to conduct business with us. We are continuing to evaluate these counterparties on a case-by-case basis to determine whether or under what conditions they will remain eligible to insure new mortgages sold to us. Factors that we are considering in our evaluations include the risk profile of the insurers’ existing portfolios, the insurers’ liquidity and capital adequacy to pay expected claims, the insurers’ plans to raise additional capital, as well as the current market environment and our alternative sources of credit enhancement. Based on the outcome of our evaluations, we may take a variety of actions, including imposing additional terms and conditions of approval, restricting the insurer from conducting certain types of business, suspension or termination of the insurer’s qualification status under our requirements, or cancelling a certificate of insurance or policy with that insurer and replacing the insurance coverage with another provider.

Should we determine that we are no longer willing or able to conduct business with one or more of our primary mortgage insurer counterparties, it is likely we would further increase our concentration risk with the remaining mortgage insurers in the industry. In addition, we are generally required pursuant to our charter to obtain credit enhancement on conventional single-family mortgage loans that we purchase or securitize with LTV ratios over 80% at the time of purchase. Accordingly, if we are no longer willing or able to conduct business with some of our primary mortgage insurer counterparties and we do not find suitable alternative methods of obtaining credit enhancement for these loans, we may be restricted in our ability to purchase loans with high LTV ratios. This restriction could negatively impact our competitive position and our earnings. Approximately 26% of our conventional single-family business volume for the first quarter of 2008 consisted of loans with an original LTV ratio higher than 80%.

The current weakened financial condition of many of our mortgage insurer counterparties creates an increased risk that these counterparties will fail to fulfill their obligations to reimburse us for claims under insurance policies. If the financial condition of one or more of these mortgage insurer counterparties deteriorates further, it could result in a material increase in our loss reserves and the fair value of our guaranty obligations if we determine it is probable that we would not collect all of our claims from the affected mortgage insurer, which could adversely affect our earnings, liquidity, financial condition and capital position. In addition, if a mortgage insurer implements a run-off plan in which the insurer no longer enters into new business, the quality and speed of their claims processing could deteriorate. The insurer financial strength rating downgrades of our mortgage insurer counterparties that have occurred to date have not affected our loss reserves, nor have they materially affected the fair value of our guaranty obligations.

We continue to monitor and manage our risk exposure to mortgage insurers. Our monitoring of these insurers includes frequent discussions with the insurers’ management, the rating agencies and insurance regulators, and in-depth financial reviews and stress analyses of the insurers’ portfolios and capital adequacy.

Financial Guarantors

As of March 31, 2008 and December 31, 2007, we were the beneficiary of financial guarantees of approximately $11.1 billion and $11.8 billion, respectively, on the securities held in our investment portfolio or on securities that have been resecuritized to include a Fannie Mae guaranty and sold to third parties. The securities covered by these guarantees consist primarily of private-label mortgage-related securities and municipal bonds.

Five of our top nine financial guarantor counterparties have had their insurer financial strength ratings downgraded by one or more of the nationally recognized statistical rating organizations since December 31, 2007. A downgrade in the ratings of one of our financial guarantor counterparties could result in a reduction in the fair value of the securities they guarantee, which could adversely affect our earnings, financial condition and capital position. These rating downgrades also imply an increased risk that these financial guarantors will fail to fulfill their obligations to reimburse us for claims under their guaranty contracts. These rating downgrades have resulted in reduced liquidity and prices for our securities for which we have obtained financial guarantees; however, we have evaluated these guaranteed securities and we believe the underlying collateral of these securities will generate cash flows that are adequate to repay our investments on a high percentage of these securities. We continue to monitor the effect these rating actions may have on the value of the securities in our investment portfolio. Refer to “Consolidated Balance Sheet Analysis—Trading and Available-for-Sale Investment Securities—Investments in Private-Label Mortgage-Related Securities” for more information on our investments in private-label mortgage-related securities and municipal bonds.

Custodial Depository Institutions

A total of $51.0 billion and $32.5 billion in deposits for scheduled single-family MBS payments were received and held by 316 and 324 custodial depository institutions in the months of March 2008 and December 2007, respectively. Of these amounts, 97% and 95% were held by institutions rated as investment grade by Standard & Poor’s, Moody’s and Fitch as of March 31, 2008 and December 31, 2007, respectively.

Derivatives Counterparties

The notional amount of our risk management derivative instruments increased to $1.0 trillion as of March 31, 2008, from $886.5 billion as of December 31, 2007. However, our credit exposure on our risk management derivatives, net of collateral we held, decreased to $500 million as of March 31, 2008, from $542 million as of December 31, 2007.

Interest Rate Risk Management and Other Market Risks

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

Derivatives Activity

The primary tool we use to manage the interest rate risk implicit in our mortgage assets is the variety of debt instruments we issue. We supplement our issuance of debt with derivative instruments, which are an integral part of our strategy in managing interest rate risk. Table 43 presents, by derivative instrument type, our risk management derivative activity for the three months ended March 31, 2008, along with the stated maturities of derivatives outstanding as of March 31, 2008.

Table 43:  Activity and Maturity Data for Risk Management Derivatives(1)

	Interest Rate Swaps				Interest Rate Swaptions
	Pay-	Receive-		Foreign	Pay-	Receive-	Interest
	Fixed(2)	Fixed(3)	Basis(4)	Currency	Fixed	Fixed	Rate Caps	Other(5)	Total
	(Dollars in millions)

Notional balance as of December 31, 2007	$377,738	$285,885	$7,001	$2,559	$85,730	$124,651	$2,250	$650	$886,464
Additions	72,608	130,364	16,175	175	653	11,228	—	154	231,357
Terminations(6)	(6,501)	(7,591)	(5,150)	(1,024)	(1,028)	(51,954)	(1,500)	(60)	(74,808)

Notional balance as of March 31, 2008	$443,845	$408,658	$18,026	$1,710	$85,355	$83,925	$750	$744	$1,043,013

Future maturities of notional amounts:(7)
Less than 1 year	$21,005	$69,870	$4,500	$773	$7,350	$20,050	$—	$30	$123,578
1 year to 5 years	221,395	205,632	11,025	94	41,705	16,705	750	445	497,751
5 years to 10 years	173,185	117,851	1,250	—	31,800	37,120	—	269	361,475
Over 10 years	28,260	15,305	1,251	843	4,500	10,050	—	—	60,209

Total	$443,845	$408,658	$18,026	$1,710	$85,355	$83,925	$750	$744	$1,043,013

Weighted-average interest rate as of March 31, 2008:
Pay rate	4.84%	3.29%	3.24%	—	6.25%	—	—	—
Receive rate	3.27%	4.77%	3.04%	—	—	4.80%	—	—
Other	—	—	—	—	—	—	6.19%	—
Weighted-average interest rate as of December 31, 2007:
Pay rate	5.10%	5.04%	4.92%	—	6.25%	—	—	—
Receive rate	5.03%	5.08%	6.84%	—	—	4.84%	—	—
Other	—	—	—	—	—	—	4.35%	—

(1)	Excludes mortgage commitments accounted for as derivatives. Dollars represent notional amounts that indicate only the amount on which payments are being calculated and do not represent the amount at risk of loss.

(2)	Notional amounts include swaps callable by Fannie Mae of $3.3 billion and $8.2 billion as of March 31, 2008 and December 31, 2007, respectively.

(3)	Notional amounts include swaps callable by derivatives counterparties of $15.3 billion and $7.8 billion as of March 31, 2008 and December 31, 2007, respectively.

(4)	Notional amounts include swaps callable by derivatives counterparties of $1.8 billion and $6.6 billion as of March 31, 2008 and December 31, 2007, respectively.

(5)	Includes MBS options, forward starting debt, swap credit enhancements and mortgage insurance contracts.

(6)	Includes matured, called, exercised, assigned and terminated amounts. Also includes changes due to foreign exchange rate movements.

(7)	Based on contractual maturities.

The outstanding notional balance of our risk management derivatives increased by $156.5 billion during the first quarter of 2008, to $1.0 trillion as of March 31, 2008. The increase reflected rebalancing activities we undertook, which included increasing both our pay-fixed and receive-fixed interest rate swaps, in response to the interest rate volatility during the period.

Measuring Interest Rate Risk

Because no single measure can reflect all aspects of the interest rate risk inherent in our mortgage portfolio, we utilize various risk metrics that together provide a more complete assessment of interest rate risk. Below we present three measures that we use to quantify our interest rate risk: (i) fair value sensitivity to changes in interest rate levels and slope of yield curve; (ii) net asset fair value sensitivity; and (iii) duration gap. As discussed below, each of these measures reflected an increase in our exposure to interest rates between December 31, 2007 and March 31, 2008. This increased exposure was largely driven by wider mortgage spreads during the period, which resulted in lower prices as of the end of the period and higher dollar sensitivities to changes in interest rates. A lower fair value of net assets between December and March also increased the risk metrics that we express as a percentage of the fair value of net assets.

Fair Value Sensitivity to Changes in Level and Slope of Yield Curve

We disclose on a monthly basis the estimated adverse impact on our financial condition of a 50 basis point shift in interest rates and a 25 basis point change in the slope of the yield curve. We believe these changes represent moderate movements in interest rates over a one-month period. Based on the current position and estimated fair value of our net portfolio, we calculate on a daily basis the estimated amount of pre-tax losses for our net portfolio, or reduction in fair value, expressed as a percentage of the estimated after-tax fair value of our net assets, that would result from an immediate adverse 50 basis point parallel shift in the level of interest rates and an immediate adverse 25 basis point change in the slope of the yield curve, calculated as described below.

Table 44 below is an extension of our monthly net sensitivity measures. There are four primary differences between the monthly and quarterly market risk disclosures we make: (1) our monthly disclosure is based on the daily average reported during the month while the quarterly disclosure is based on the position and the market environment on the last day of the month; (2) the quarterly disclosure includes the results of larger rate shocks of up and down 100 basis points in addition to the up and down 50 basis points; (3) the prices used for the monthly disclosure are based on internal daily estimates used during the month while the quarterly disclosure uses final fair values determined for the last day of the month as part of our closing process; and (4) the fair value of net assets used in the monthly disclosure is one from a prior period while the quarterly disclosure uses the fair value of net assets at quarter end. In addition, our monthly disclosure includes LIHTC assets and preferred stock, which are excluded from Table 44, but separately included in the footnotes of the table.

Table 44:  Interest Rate Sensitivity of Fair Value of Net Portfolio

	As of March 31, 2008
		Effect on Estimated
		Fair Value
	Estimated	Decrease in Rates		Increase in Rates
	Fair Value	-50	-100	+50	+100
	(Dollars in millions)

Trading financial instruments(1)	$110,573	$1,145	$2,147	$(1,289)	$(2,680)
Derivative assets and liabilities, net	(3,086)	(720)	(958)	1,293	3,121
Non-trading portfolio assets and debt(3)	(109,496)	877	185	(2,200)	(5,083)

Net portfolio of interest-rate sensitive assets and liabilities(4)	$(2,009)	$1,302	$1,374	$(2,196)	$(4,642)

	As of December 31, 2007
		Effect on Estimated
		Fair Value
	Estimated	Decrease in Rates		Increase in Rates
	Fair Value	-50	-100	+50	+100
	(Dollars in millions)

Trading financial instruments(1)	$63,956	$829	$1,595	$(877)	$(1,796)
Derivative assets and liabilities, net(2)	(1,332)	(2,007)	(3,366)	2,667	5,854
Non-trading portfolio assets and debt(3)	(52,753)	791	53	(1,991)	(4,789)

Net portfolio of interest-rate sensitive assets and liabilities	$9,871	$(387)	$(1,718)	$(201)	$(731)

(1)	Consists of securities classified in the condensed consolidated balance sheets as trading and carried at estimated fair value.

(2)	Certain prior period amounts have been reclassified to conform to the current period presentation.

(3)	“Non-trading portfolio assets and debt, net” includes the line item “Advances to lenders” reported in our condensed consolidated balance sheets. In addition, certain amounts have been reclassified from securities to “Guaranty assets and guaranty obligations, net” to reflect how the risk of these securities is managed by the business.

(4)	Effective January 1, 2008, the interest rate sensitivities reported in our Monthly Summary Report included preferred stock and our LIHTC investments. These amounts have been excluded from the table. The sensitivity of the combined amounts for a decrease in rates of -50 basis points and -100 basis points were ($188) million and ($373) million, respectively, and an increase in rates of +50 basis points and +100 basis points were $192 million and $386 million, respectively, as of March 31, 2008.

The losses for the +50 basis point and +100 basis point shocks increased over the quarter. The increase in sensitivity was primarily driven by wider spreads on less liquid assets, and in particular by sharply wider spreads reported at quarter end on some of the least liquid assets, such as Alt-A securities. These wider spreads were indicative of the low liquidity in the overall mortgage market at that time.

Fair Value Sensitivity of Net Assets

Table 45 discloses the estimated fair value of our net assets as of March 31, 2008 and December 31, 2007, and the impact on the estimated fair value from a hypothetical instantaneous shock in interest rates of a decrease of 50 basis points and an increase of 100 basis points. We believe these interest rate changes reflect reasonably possible near-term outcomes within a 12-month period. We discuss how we derive the estimated fair value of our net assets, which serves as the base case for our sensitivity analysis, in “Supplemental Non-GAAP Information—Fair Value Balance Sheets.”

Table 45: Interest Rate Sensitivity of Fair Value of Net Assets

	As of March 31, 2008
		Effect on Estimated
		Fair Value
	Estimated	Change in Rates
	Fair Value	-50	+100
	(Dollars in millions)

Trading financial instruments(1)	$110,573	$1,145	$(2,680)
Derivative assets and liabilities, net	(3,086)	(720)	3,121
Non-trading portfolio assets and debt, net(3)	(109,496)	877	(5,083)

Net portfolio of interest-rate sensitive assets and liabilities	(2,009)	1,302	(4,642)
Guaranty assets and guaranty obligations, net(3)	(28,425)	3,104	(1,173)

Net market sensitive assets(4)	(30,434)	4,406	(5,815)
Other non-financial assets and liabilities, net(5)	42,644	(1,460)	1,880

Net assets	$12,210	$2,946	$(3,935)

Percentage of net asset fair value		24.13%	(32.23)%

	As of December 31, 2007
		Effect on Estimated
		Fair Value
	Estimated	Change in Rates
	Fair Value	-50	+100
	(Dollars in millions)

Trading financial instruments(1)	$63,956	$829	$(1,796)
Derivative assets and liabilities, net(2)	(1,332)	(2,007)	5,854
Non-trading portfolio assets and debt, net(3)	(52,753)	791	(4,789)

Net portfolio of interest-rate sensitive assets and liabilities	9,871	(387)	(731)
Guaranty assets and guaranty obligations, net(3)	(2,441)	(1,406)	(548)

Net market sensitive assets(4)	7,430	(1,793)	(1,279)
Other non-financial assets and liabilities, net(2)(5)	28,369	719	270

Net assets	$35,799	$(1,074)	$(1,009)

Percentage of net asset fair value		(3.00)%	(2.82)%

(1)	Consists of securities classified in the condensed consolidated balance sheets as trading and carried at estimated fair value. On January 1, 2008, we adopted the fair value option under SFAS 159 for certain securities that were previously classified as available-for-sale within our mortgage-related and non-mortgage-related investment portfolio in the amount of $56.2 billion. We expect that the interest rate component of fair value for the securities adopted under SFAS 159 will offset a portion of the change in the fair value of our derivatives.

(2)	Certain prior period amounts have been reclassified to conform to the current period presentation.

(3)	“Non-trading portfolio assets and debt, net” includes the line item “Advances to lenders” reported in our condensed consolidated balance sheets. In addition, certain amounts have been reclassified from securities to “Guaranty assets and guaranty obligations, net” to reflect how the risk of these securities is managed by the business.

(4)	Includes net financial assets and financial liabilities reported in “Notes to Condensed Consolidated Financial Statements—Note 16, Fair Value of Financial Instruments” and additional market sensitive instruments that consist of master servicing assets, master servicing liabilities and credit enhancements.

(5)	The sensitivity changes related to other non-financial assets and liabilities represent the tax effect on net assets under these scenarios and do not include any interest rate sensitivity related to these items.

The net portfolio of interest-rate sensitive assets and liabilities was 24.13% for a -50 basis point shock and (32.23)% for a +100 basis point shock as of March 31, 2008, compared with a (3.00)% for a -50 basis point shock and (2.82)% for a +100 basis point shock as of December 31, 2007. We evaluate the sensitivity of the fair value of our net assets, excluding the sensitivity of our guaranty assets and guaranty obligations, because, as previously discussed, we expect that the guaranty fee income generated from future business activity will largely replace any guaranty fee income lost as a result of mortgage prepayments due to movements in interest rates. Our guaranty assets and our guaranty obligations generally increase in fair value when interest rates increase and decrease in fair value when interest rates decline. The guaranty obligation has become less sensitive on a percentage basis to increases in interest rates than it was last quarter; however, its larger size has increased the dollar sensitivity. This impacts the dollar sensitivity of the net guaranty asset.

Duration Gap

Duration measures the price sensitivity of our assets and liabilities to changes in interest rates by quantifying the difference between the estimated durations of our assets and liabilities. Duration gap summarizes the extent to which estimated cash flows for assets and liabilities are matched, on average, over time and across interest rate scenarios. A positive duration gap signals a greater exposure to rising interest rates because it indicates that the duration of our assets exceeds the duration of our liabilities. The table below presents our monthly effective duration gap for December 2007 and for the first three months of 2008.

Effective
Month	Duration Gap

December 2007	2
January 2008	1
February 2008	2
March 2008	3

When interest rates are volatile, we often need to lengthen or shorten the average duration of our liabilities to keep them closely matched with our mortgage durations, which change as expected mortgage prepayments change. A large movement in interest rates or increased interest rate volatility could cause our duration gap to extend outside of the range we have experienced recently. The increase in our duration gap during the first three months of 2008 was largely due to the impact of wider spreads on our mortgage assets. Wider spreads, which are indicative of lower liquidity, increase the discount rate and generally increase the duration of mortgage assets. However, fluctuations in spreads generally do not affect the timing of expected cash flows from our mortgage assets or their average lives.

There are inherent limitations in any methodology used to estimate the exposure to changes in market interest rates. Our sensitivity analyses contemplate only certain movements in interest rates and are performed at a particular point in time based on the estimated fair value of our existing portfolio. These sensitivity analyses do not incorporate other factors that may have a significant effect, most notably the value from expected future business activities and strategic actions that management may take to manage interest rate risk. As such, these analyses are not intended to provide precise forecasts of the effect a change in market interest rates would have on the estimated fair value of our net assets.

IMPACT OF FUTURE ADOPTION OF ACCOUNTING PRONOUNCEMENTS

A change in a significant accounting pronouncement may have a significant effect on our results of operations, our financial condition, our capital position or our business operations. We identify and discuss the expected impact on our consolidated financial statements of recently issued or proposed accounting pronouncements in “Notes to Condensed Consolidated Financial Statements—Note 1, Summary of Significant Accounting Policies.”

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

Among the forward-looking statements in this report are statements relating to:

•	our expectations regarding the future of the housing and mortgage markets, including our expectation of continued housing market weakness in 2008 and our expectations relating to declines in home prices, increases in mortgage delinquencies, defaults and foreclosures, and slower growth in U.S. residential mortgage debt outstanding in 2008;

•	our expectation that our credit-related expenses and credit loss ratio will significantly increase in 2008 relative to 2007, and our belief that our credit losses will increase in 2009 relative to 2008;

•	our belief that our delinquencies, defaults and loan loss severities will increase in 2008, and that we will further increase our loss reserves during 2008;

•	our belief that our single-family guaranty book of business will continue to grow at a faster rate than the rate of overall growth in U.S. residential mortgage debt outstanding, and that our guaranty fee income will grow in 2008 compared to 2007;

•	our expectation that we will experience increased competition from the FHA in 2008;

•	our expectation that, if current market conditions continue, our taxable-equivalent net interest yield (excluding the benefit we received from the redemption of step-rate debt securities during the first quarter of 2008) will continue to increase for the remainder of 2008;

•	our expectation that our results of future operations will generate sufficient taxable income to allow us to realize our deferred tax assets;

•	our expectation that our election to report a larger portion of our financial instruments at fair value pursuant to SFAS 159 and our implementation of hedge accounting will reduce the level of volatility in our financial results that is attributable to changes in interest rates;

•	our belief that we will collect all original contractual principal and interest payments on the substantial majority of our cured loans;

•	our expectation that changes in the fair value of our trading securities will generally move inversely to changes in the fair value of our derivatives;

•	our expectation that we will classify a significant majority of securities we purchase in the future as available-for-sale;

•	our belief that we will collect the full principal and interest due in accordance with the contractual terms of the securities with respect to our Alt-A and subprime private-label mortgage-related securities classified as available-for-sale for which we have not recognized other-than-temporary impairment;

•	our belief that our sources of liquidity will remain adequate to meet both our short-term and long-term funding needs;

•	our belief that our volume of Alt-A mortgage loan acquisitions will continue to decline in future periods;

•	our expectation that a GSE reform bill will be introduced in the Senate in May 2008;

•	our expectation that housing, mortgage and credit market conditions will continue to negatively affect our results of operations and the amount of our core capital in 2008;

•	our belief that the $6 billion in additional capital that we are planning to raise will enable us to pursue growth and investment opportunities while also maintaining a prudent capital cushion in a volatile and challenging market through 2008 and 2009;

•	our expectation that we may take any of the following actions to further preserve and build our capital, including: issuing additional preferred, convertible preferred or common stock; further reducing or eliminating our common stock dividend; forgoing purchase and guaranty opportunities; reducing the size of our investment portfolio through liquidations or by selling assets; changing our current business practices to reduce our losses and expenses; and reclassifying a portion of our investment securities from held for trading to available for sale;

•	our estimate of the effect of hypothetical declines in home prices on our credit losses;

•	our estimate of the effect of hypothetical stress test scenarios on the value of our Alt-A and subprime private-label securities and wraps; and

•	our estimate of the effect of hypothetical changes in interest rates on the fair value of our financial instruments.

Forward-looking statements reflect our management’s expectations or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this report, including those factors described in “Part I—Item 1A—Risk Factors” of our 2007 Form 10-K, filed with the SEC on February 27, 2008, as updated by “Part II—Item 1A—Risk Factors” of this report.

Readers are cautioned to place forward-looking statements in this report or that we make from time to time into proper context by carefully considering the factors discussed in “Part I—Item 1A—Risk Factors” of our 2007 Form 10-K and in “Part II—Item 1A—Risk Factors” of this report. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise, except as required under the federal securities laws.

Item 1.	Financial Statements

FANNIE MAE

Condensed Consolidated Balance Sheets
(Dollars in millions, except share amounts)
(Unaudited)

	As of
	March 31,	December 31,
	2008	2007

ASSETS
Cash and cash equivalents	$1,997	$3,941
Restricted cash	307	561
Federal funds sold and securities purchased under agreements to resell	20,484	49,041
Investments in securities:
Trading, at fair value (includes Fannie Mae MBS of $56,102 and $40,458 as of March 31, 2008 and December 31, 2007, respectively)	110,573	63,956
Available-for-sale, at fair value (includes Fannie Mae MBS of $119,064 and $138,943 as of March 31, 2008 and December 31, 2007, respectively)	228,228	293,557

Total investments in securities	338,801	357,513

Mortgage loans:
Loans held for sale, at lower of cost or market	8,486	7,008
Loans held for investment, at amortized cost	403,442	397,214
Allowance for loan losses	(993)	(698)

Total loans held for investment, net of allowance	402,449	396,516

Total mortgage loans	410,935	403,524
Advances to lenders	11,732	12,377
Accrued interest receivable	3,676	3,812
Acquired property, net	4,721	3,602
Derivative assets at fair value	1,037	885
Guaranty assets	9,823	9,666
Deferred tax assets	17,806	12,967
Partnership investments	10,579	11,000
Other assets	11,329	10,500

Total assets	$843,227	$879,389

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued interest payable	$6,622	$7,512
Federal funds purchased and securities sold under agreements to repurchase	711	869
Short-term debt (includes debt at fair value of $4,501 as of March 31, 2008)	215,916	234,160
Long-term debt (includes debt at fair value of $15,132 as of March 31, 2008)	544,424	562,139
Derivative liabilities at fair value	4,123	2,217
Reserve for guaranty losses (includes $315 and $211 as of March 31, 2008 and December 31, 2007, respectively, related to Fannie Mae MBS included in Investments in securities)	4,202	2,693
Guaranty obligations (includes $612 and $661 as of March 31, 2008 and December 31, 2007, respectively, related to Fannie Mae MBS included in Investments in securities)	15,521	15,393
Partnership liabilities	3,757	3,824
Other liabilities	8,957	6,464

Total liabilities	804,233	835,271

Minority interests in consolidated subsidiaries	158	107
Commitments and contingencies (Note 17)	—	—
Stockholders’ Equity:
Preferred stock, 700,000,000 shares authorized — 466,375,000 shares issued and outstanding as of March 31, 2008 and December 31, 2007	16,913	16,913
Common stock, no par value, no maximum authorization — 1,129,090,420 shares issued as of March 31, 2008 and December 31, 2007; 975,406,899 shares and 974,104,578 shares outstanding as of March 31, 2008 and December 31, 2007, respectively	593	593
Additional paid-in capital	1,622	1,831
Retained earnings	30,844	33,548
Accumulated other comprehensive loss	(3,841)	(1,362)
Treasury stock, at cost, 153,683,521 shares and 154,985,842 shares as of March 31, 2008 and December 31, 2007, respectively	(7,295)	(7,512)

Total stockholders’ equity	38,836	44,011

Total liabilities and stockholders’ equity	$843,227	$879,389

See Notes to Condensed Consolidated Financial Statements.

FANNIE MAE

Condensed Consolidated Statements of Operations
(Dollars and shares in millions, except per share amounts)
(Unaudited)

	For the
	Three Months Ended
	March 31,
	2008	2007

Interest income:
Trading securities	$1,737	$191
Available-for-sale securities	3,085	5,212
Mortgage loans	5,662	5,385
Other	458	218

Total interest income	10,942	11,006

Interest expense:
Short-term debt	2,561	2,216
Long-term debt	6,691	7,596

Total interest expense	9,252	9,812

Net interest income	1,690	1,194

Guaranty fee income (includes imputed interest of $235 and $279 for the three months ended March 31, 2008 and 2007, respectively)	1,752	1,098
Losses on certain guaranty contracts	—	(283)
Trust management income	107	164
Investment gains (losses), net	(111)	295
Fair value losses, net	(4,377)	(566)
Debt extinguishment losses, net	(145)	(7)
Losses from partnership investments	(141)	(165)
Fee and other income	227	277

Non-interest income (loss)	(2,688)	813

Administrative expenses:
Salaries and employee benefits	286	356
Professional services	136	246
Occupancy expenses	54	59
Other administrative expenses	36	37

Total administrative expenses	512	698
Minority interest in earnings of consolidated subsidiaries	—	1
Provision for credit losses	3,073	249
Foreclosed property expense	170	72
Other expenses	360	96

Total expenses	4,115	1,116

Income (loss) before federal income taxes and extraordinary losses	(5,113)	891
Benefit for federal income taxes	(2,928)	(73)

Income (loss) before extraordinary losses	(2,185)	964
Extraordinary losses, net of tax effect	(1)	(3)

Net income (loss)	$(2,186)	$961

Preferred stock dividends and issuance costs at redemption	(322)	(135)

Net income (loss) available to common stockholders	$(2,508)	$826

Basic earnings (loss) per share:
Earnings (loss) before extraordinary losses	$(2.57)	$0.85
Extraordinary losses, net of tax effect	—	—

Basic earnings (loss) per share	$(2.57)	$0.85

Diluted earnings (loss) per share:
Earnings (loss) before extraordinary losses	$(2.57)	$0.85
Extraordinary losses, net of tax effect	—	—

Diluted earnings (loss) per share	$(2.57)	$0.85

Cash dividends per common share	$0.35	$0.40
Weighted-average common shares outstanding:
Basic	975	973
Diluted	975	974

See Notes to Condensed Consolidated Financial Statements.

FANNIE MAE

Condensed Consolidated Statements of Cash Flows
(Dollars in millions)
(Unaudited)

	For the
	Three Months
	Ended
	March 31,
	2008	2007

Cash flows provided by (used in) operating activities:
Net income (loss)	$(2,186)	$961
Amortization of debt cost basis adjustments	2,731	2,374
Derivatives fair value adjustments	1,971	1,508
Purchases of loans held for sale	(15,103)	(5,968)
Proceeds from repayments of loans held for sale	132	129
Net change in trading securities	42,483	(2,025)
Other, net	90	(708)

Net cash provided by (used in) operating activities	30,118	(3,729)
Cash flows provided by investing activities:
Purchases of trading securities held for investment	(389)	—
Proceeds from maturities of trading securities held for investment	2,461	—
Proceeds from sales of trading securities held for investment	2,443	—
Purchases of available-for-sale securities	(5,318)	(49,207)
Proceeds from maturities of available-for-sale securities	8,291	39,104
Proceeds from sales of available-for-sale securities	3,055	30,673
Purchases of loans held for investment	(14,712)	(14,029)
Proceeds from repayments of loans held for investment	12,655	14,849
Advances to lenders	(29,778)	(8,632)
Net proceeds from disposition of acquired property	(327)	482
Net change in federal funds sold and securities purchased under agreements to resell	29,194	(2,451)
Other, net	162	126

Net cash provided by investing activities	7,737	10,915
Cash flows used in financing activities:
Proceeds from issuance of short-term debt	505,103	474,440
Payments to redeem short-term debt	(525,882)	(485,098)
Proceeds from issuance of long-term debt	87,972	58,756
Payments to redeem long-term debt	(106,179)	(53,756)
Net change in federal funds purchased and securities sold under agreements to repurchase	(149)	167
Other, net	(664)	(1,226)

Net cash used in financing activities	(39,799)	(6,717)
Net increase (decrease) in cash and cash equivalents	(1,944)	469
Cash and cash equivalents at beginning of period	3,941	3,239

Cash and cash equivalents at end of period	$1,997	$3,708

Cash paid during the period for:
Interest	$10,187	$9,965
Income taxes	220	1,088
Non-cash activities:
Securitization-related transfers from mortgage loans held for sale to investments in securities	$10,445	$4,425
Net transfers of loans held for sale to loans held for investment	3,275	498
Net deconsolidation transfers from mortgage loans held for sale to investments in securities	(83)	162
Transfers from advances to lenders to trading securities	28,333	7,741
Net consolidation-related transfers from investments in securities to mortgage loans held for investment	655	1,762
Transfers to trading securities from the effect of adopting SFAS 159	56,217	—

See Notes to Condensed Consolidated Financial Statements.

FANNIE MAE

Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Dollars and shares in millions, except per share amounts)
(Unaudited)

							Accumulated
					Additional		Other		Total
	Shares Outstanding		Preferred	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Preferred	Common	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Equity

Balance as of December 31, 2006	132	972	$9,108	$593	$1,942	$37,955	$(445)	$(7,647)	$41,506
Cumulative effect from the adoption of FIN 48, net of tax	—	—	—	—	—	4	—	—	4

Balance as of January 1, 2007, adjusted	132	972	9,108	593	1,942	37,959	(445)	(7,647)	41,510
Comprehensive income:
Net income	—	—	—	—	—	961	—	—	961
Other comprehensive income, net of tax effect:
Unrealized gains on available-for-sale securities (net of tax of $185)	—	—	—	—	—	—	343	—	343
Reclassification adjustment for gains included in net income (net of tax of $81)	—	—	—	—	—	—	(150)	—	(150)
Unrealized losses on guaranty assets and guaranty fee buy-ups (net of tax of $15)	—	—	—	—	—	—	(27)	—	(27)
Net cash flow hedging losses (net of tax of $1)	—	—	—	—	—	—	(1)	—	(1)
Prior service cost and actuarial gains, net of amortization for defined benefit plans (net of tax of $1)	—	—	—	—	—	—	1	—	1

Total comprehensive income									1,127
Common stock dividends ($0.40 per share)	—	—	—	—	—	(390)	—	—	(390)
Preferred stock dividends	—	—	—	—	—	(129)	—	—	(129)
Preferred stock redeemed	(14)	—	(700)	—	—	—	—	—	(700)
Treasury stock issued for stock options and benefit plans	—	1	—	—	(108)	—	—	121	13

Balance as of March 31, 2007	118	973	$8,408	$593	$1,834	$38,401	$(279)	$(7,526)	$41,431

Balance as of December 31, 2007	466	974	$16,913	$593	$1,831	$33,548	$(1,362)	$(7,512)	$44,011
Cumulative effect from the adoption of SFAS 157 and SFAS 159, net of tax	—	—	—	—	—	148	(93)	—	55

Balance as of January 1, 2008, adjusted	466	974	16,913	593	1,831	33,696	(1,455)	(7,512)	44,066
Comprehensive loss:
Net loss	—	—	—	—	—	(2,186)	—	—	(2,186)
Other comprehensive loss, net of tax effect:
Unrealized losses on available-for-sale securities (net of tax of $1,260)	—	—	—	—	—	—	(2,339)	—	(2,339)
Reclassification adjustment for gains included in net loss (net of tax of $5)	—	—	—	—	—	—	(9)	—	(9)
Unrealized losses on guaranty assets and guaranty fee buy-ups (net of tax of $20)	—	—	—	—	—	—	(38)	—	(38)

Total comprehensive loss									(4,572)
Common stock dividends ($0.35 per share)	—	—	—	—	—	(344)	—	—	(344)
Preferred stock dividends	—	—	—	—	—	(322)	—	—	(322)
Treasury stock issued for stock options and benefit plans	—	1	—	—	(209)	—	—	217	8

Balance as of March 31, 2008	466	975	$16,913	$593	$1,622	$30,844	$(3,841)	$(7,295)	$38,836

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

We operate under three business segments: Single-Family Credit Guaranty (“Single-Family”), Housing and Community Development (“HCD”) and Capital Markets. Our Single-Family segment generates revenue primarily from the guaranty fees on the mortgage loans underlying guaranteed single-family Fannie Mae mortgage-backed securities (“Fannie Mae MBS”). Our HCD segment generates revenue from a variety of sources, including guaranty fees on the mortgage loans underlying multifamily Fannie Mae MBS and on the multifamily mortgage loans held in our portfolio, transaction fees associated with the multifamily business and bond credit enhancement fees. In addition, HCD investments in housing projects eligible for the low-income housing tax credit (“LIHTC”) and other investments generate both tax credits and net operating losses that reduce our federal income tax liability. Other investments in affordable rental and for-sale housing generate revenue and losses from operations and the eventual sale of the assets. Our Capital Markets segment invests in mortgage loans, mortgage-related securities and liquid investments, and generates income primarily from the difference, or spread, between the yield on the mortgage assets we own and the cost of the debt we issue in the global capital markets to fund these assets.

Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the amounts of revenues and expenses during the reporting period. Management has made significant estimates in a variety of areas, including but not limited to, valuation of certain financial instruments and other assets and liabilities, the allowance for loan losses and reserve for guaranty losses and our assessment of realizing our deferred tax assets. Actual results could be different from these estimates.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the SEC’s instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Results for the three months ended March 31, 2008 may not necessarily be indicative of the results for the year ending December 31, 2008. The unaudited interim condensed consolidated financial statements as of March 31, 2008 and the condensed consolidated financial statements as of December 31, 2007 should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 27, 2008.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The accompanying unaudited condensed consolidated financial statements include our accounts as well as the accounts of other entities in which we have a controlling financial interest. All significant intercompany balances and transactions have been eliminated.

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

Cash and Cash Equivalents and Statements of Cash Flows

Short-term highly liquid instruments with a maturity at date of acquisition of three months or less that are readily convertible to known amounts of cash are considered cash and cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value. Additionally, we may pledge cash equivalent securities as collateral as discussed below. We record items that are specifically purchased for our liquid investment portfolio as “Investments in securities” in the condensed consolidated balance sheets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 95, Statement of Cash Flows (“SFAS 95”).

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), amended SFAS 95 to classify cash flows of trading securities based on their nature and purpose. Prior to the adoption of SFAS 159, we classified cash flows of all trading securities as operating activities. Subsequent to the adoption of SFAS 159, we classify cash flows from trading securities that we intend to hold for investment as investing activities and cash flows from trading securities that we do not intend to hold for investment or that are part of our liquid investment portfolio as operating activities. The creation of Fannie Mae MBS though either securitization of loans held-for-sale or advances to lenders is reflected as a non-cash activity in the condensed consolidated statements of cash flows in the line items, “Securitization-related transfers from mortgage loans held for sale to investments in securities” or “Transfers from advances to lenders to trading securities,” respectively. Cash inflows associated with a sale contemporaneous with a created Fannie Mae MBS are reflected in the operating activities section of the condensed consolidated statement of cash flows in the line item “Net change in trading securities.”

The condensed consolidated statements of cash flows are prepared in accordance with SFAS 95. In the presentation of the condensed consolidated statements of cash flows, cash flows from derivatives that do not contain financing elements, mortgage loans held for sale, trading securities and guaranty fees, including buy-up and buy-down payments, are included as operating activities. Cash flows from federal funds sold and securities purchased under agreements to resell are presented as investing activities, while cash flows from federal funds purchased and securities sold under agreements to repurchase are presented as financing activities. Cash flows related to dollar roll repurchase transactions that do not meet the requirements of SFAS No. 140, Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125) (“SFAS 140”) to be classified as secured borrowings are recorded as purchases and sales of securities in investing activities, whereas cash flows related to dollar roll repurchase transactions qualifying as secured borrowings pursuant to SFAS 140 are considered proceeds and repayments of short-term debt in financing activities.

Guaranty Accounting

As guarantor of our Fannie Mae MBS issuances, we recognize a non-contingent liability for the fair value of our obligation to stand ready to perform over the term of the guaranty as a component of “Guaranty obligations” in our condensed consolidated balance sheets. Prior to January 1, 2008, we measured the fair

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

value of the guaranty obligations that we recorded when we issued Fannie Mae MBS based on market information obtained from spot transaction prices. In the absence of spot transaction data, which continues to be the case for the substantial majority of our guarantees, we used internal models to estimate the fair value of our guaranty obligations. We reviewed the reasonableness of the results of our models by comparing those results with available market information. Key inputs and assumptions used in our models included the amount of compensation required to cover estimated default costs, including estimated unrecoverable principal and interest that we expected to incur over the life of the underlying mortgage loans backing our Fannie Mae MBS, estimated foreclosure-related costs, estimated administrative and other costs related to our guaranty, and an estimated market risk premium, or profit, that a market participant of similar credit standing would require to assume the obligation. If our modeled estimate of the fair value of the guaranty obligation was more or less than the fair value of the total compensation received, we recognized a loss or recorded deferred profit, respectively, at inception of the guaranty contract.

SFAS No. 157, Fair Value Measurements (“SFAS 157”) amended FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), to permit the use of a transaction price, as a practical expedient, to measure the fair value of a guaranty obligation upon initial recognition. Beginning January 1, 2008, as part of the implementation of SFAS 157, we changed our approach to measuring the fair value of our guaranty obligation. Specifically, we adopted a measurement approach that is based upon an estimate of the compensation that we would require to issue the same guaranty in a standalone arm’s-length transaction with an unrelated party. When we initially recognize a guaranty issued in a lender swap transaction after December 31, 2007, we measure the fair value of the guaranty obligation based on the fair value of the total compensation we receive, which primarily consists of the guaranty fee, credit enhancements, buy-downs, risk-based price adjustments and our right to receive interest income during the float period in excess of the amount required to compensate us for master servicing. Because the fair value of those guaranty obligations now equals the fair value of the total compensation we receive, we do not recognize losses or record deferred profit in our condensed consolidated financial statements at inception of those guaranty contracts issued after December 31, 2007.

We also changed the way we measure the fair value of our existing guaranty obligations to be consistent with our new approach for measuring guaranty obligations at initial recognition. The fair value of all guaranty obligations measured subsequent to their initial recognition, is our estimate of a hypothetical transaction price we would receive if we were to issue our guarantees to an unrelated party in a standalone arm’s-length transaction at the measurement date. To measure this fair value, we will continue to use the models and inputs that we used prior to our adoption of SFAS 157 and calibrate those models to our current market pricing.

The accounting for our guarantees in our condensed consolidated financial statements is unchanged with our adoption of SFAS 157. Accordingly, the guaranty obligation amounts recorded in our condensed consolidated balance sheets attributable to guarantees issued prior to January 1, 2008 will continue to be amortized in accordance with our established accounting policy.

Pledged Non-Cash Collateral

As of March 31, 2008, we pledged a total of $921 million, comprised of $916 million of available-for-sale (“AFS”) securities, $3 million of trading securities, and $2 million of loans held for investment, which the counterparties had the right to sell or repledge. As of December 31, 2007, we pledged a total of $538 million, comprised of $531 million of AFS securities, $5 million of trading securities, and $2 million of loans held for investment, which the counterparties had the right to sell or repledge.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Fair Value Losses, Net

Fair value losses, net consists of derivatives fair value gains and losses, gains and losses on trading securities, debt foreign exchange gains and losses, and debt fair value gains and losses. Prior to January 1, 2008, these amounts were included within different captions of the condensed consolidated statement of operations and, as such, prior period amounts were reclassified to conform to the current period presentation.

The table below displays the composition, including the reclassification of prior period amounts, of “Fair value losses, net” for the three months ended March 31, 2008 and 2007.

	For the
	Three Months Ended
	March 31,
	2008	2007
	(Dollars in millions)

Derivatives fair value losses, net	$(3,003)	$(563)
Gains (losses) on trading securities, net	(1,227)	61
Debt fair value gains, net	10	—
Debt foreign exchange losses, net	(157)	(64)

Total fair value losses, net	$(4,377)	$(566)

Reclassifications

In addition to the reclassification of prior period amounts to “Fair value losses, net,” prior period amounts previously recorded as a component of “Fee and other income” in the condensed consolidated statements of operations related to our master servicing assets and liabilities have been reclassified as “Other expenses” to conform to the current period presentation.

Pursuant to our adoption of FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP FIN 39”), to offset derivative positions with the same counterparty under a master netting arrangement, we reclassified amounts in our condensed consolidated balance sheet as of December 31, 2007, related to cash collateral receivables and payables. We reclassified $1.2 billion from “Other assets” to “Derivative liabilities at fair value” and $1.9 billion from “Other liabilities” to “Derivative assets at fair value” related to cash collateral receivables and cash collateral payables, respectively.

New Accounting Pronouncements

SFAS No. 141R, Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces SFAS No. 141, Business Combinations. SFAS 141R retained the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS 141R changed the method of applying the acquisition method in a number of significant aspects. SFAS 141R is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141R amends SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), such that the provisions of SFAS 141R would also apply to adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141R. Early adoption is prohibited. The adoption of SFAS 141R is not expected to have a material impact on the consolidated financial statements on the date of adoption.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 (“SFAS 160”). SFAS 160 requires noncontrolling interests initially to be measured at fair value and classified as a separate component of equity. Under SFAS 160, gains or losses are not recognized from transactions with noncontrolling interests that do not result in a change in control, instead sales of noncontrolling interests are accounted for as equity transactions. Upon deconsolidation of consolidated entities, a gain or loss is recognized for the difference between the proceeds of that sale and the carrying amount of the interest sold. Additionally, a new fair value is established for any remaining ownership interest in the entity. SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008; earlier application is prohibited. SFAS 160 is required to be adopted prospectively, with the exception of presentation and disclosure requirements (e.g., reclassifying noncontrolling interests to appear in equity), which are required to be adopted retrospectively. The adoption of SFAS 160 is not expected to have a material impact on the consolidated financial statements on the date of adoption.

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement 133

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement 133 (“SFAS 161”). SFAS 161 amends and expands the disclosure provisions in SFAS 133 for derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about how and why derivative instruments are used and the related impact on the financial statements. Quantitative disclosures including the fair value of derivative instruments and their gains and losses are required in a tabular format. SFAS 161’s provisions apply to all derivative instruments including bifurcated derivative instruments and any related hedged items. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Since SFAS 161 only requires additional disclosures, it will not have a financial impact on our consolidated financial statements.

SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and FIN No. 46R, Consolidation of Variable Interest Entities

The FASB voted to eliminate Qualifying Special Purpose Entities (“QSPEs”) from the guidance in SFAS 140 in April 2008, and is considering changes to the consolidation model prescribed by FIN 46R. While revised standards have not been finalized and the FASB’s proposals will be subject to a public comment period, these changes may result in our consolidating more assets and liabilities onto our consolidated balance sheet in connection with trusts that currently meet the QSPE criteria.

2.	Consolidations

We have interests in various entities that are considered to be VIEs, as defined by FIN 46R. These interests include investments in securities issued by VIEs, such as Fannie Mae MBS created pursuant to our securitization transactions, mortgage- and asset-backed trusts that were not created by us, limited partnership interests in LIHTC partnerships that are established to finance the construction or development of low-income affordable multifamily housing and other non-LIHTC limited partnership investments in affordable rental and for-sale housing. These interests may also include our guaranty to the entity.

As of March 31, 2008 and December 31, 2007, we had $10.6 billion and $11.0 billion of partnership investments, respectively. Of our total partnership investments, LIHTC investments represent $7.7 billion and $8.1 billion as of March 31, 2008 and December 31, 2007, respectively. We consolidated our investments in certain LIHTC funds. The consolidated funds, in turn, own a majority of the limited partnership interests in

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

other LIHTC operating partnerships, which did not require consolidation under FIN 46R and are therefore accounted for using the equity method. Such investments, which are generally funded through a combination of debt and equity, have a recorded investment of $3.6 billion and $3.5 billion as of March 31, 2008 and December 31, 2007, respectively.

In March 2008, we sold for cash a portfolio of investments in LIHTC partnerships reflecting approximately $392 million in future LIHTC tax credits and the release of future capital obligations relating to the investments. The portfolio for which these credits were applicable consisted of investments in 7 funds. In March 2007, we sold for cash a portfolio of investments in LIHTC partnerships reflecting approximately $676 million in future LIHTC tax credits and the release of future capital obligations relating to the investments. The portfolio for which these credits were applicable consisted of investments in 12 funds.

3.	Mortgage Loans

The following table displays the held-for-sale and held-for-investment loans in our mortgage portfolio as of March 31, 2008 and December 31, 2007, and does not include loans underlying securities that are not consolidated, since in those instances the mortgage loans are not included in the condensed consolidated balance sheets.

	As of
	March 31,	December 31,
	2008	2007
	(Dollars in millions)

Single-family	$313,458	$311,831
Multifamily	98,380	91,746

Total unpaid principal balance of mortgage loans(1)(2)	411,838	403,577
Unamortized premiums, discounts and other cost basis adjustments, net	216	726
Lower of cost or market adjustments on loans held for sale	(126)	(81)
Allowance for loan losses for loans held for investment	(993)	(698)

Total mortgage loans	$410,935	$403,524

(1)	Includes construction to permanent loans with an unpaid principal balance of $135 million and $149 million as of March 31, 2008 and December 31, 2007, respectively.

(2)	Includes unpaid principal balance totaling $80.0 billion and $81.8 billion as of March 31, 2008 and December 31, 2007, respectively, related to mortgage-related securities that were consolidated under FIN 46R and mortgage-related securities created from securitization transactions that did not meet the sales criteria under SFAS 140, which effectively resulted in mortgage-related securities being accounted for as loans.

Loans Acquired in a Transfer

If a loan underlying a Fannie Mae MBS is in default, we have the option to purchase the loan from the MBS trust, at the unpaid principal balance of that mortgage loan plus accrued interest, after four or more consecutive monthly payments due under the loan are delinquent in whole or in part. We purchased delinquent loans from MBS trusts with an unpaid principal balance plus accrued interest of $1.7 billion and $1.1 billion for the three months ended March 31, 2008 and 2007, respectively. Under long-term standby commitments, we purchase loans from lenders when the loans subject to these commitments meet certain delinquency criteria. We also acquire loans upon consolidating MBS trusts when the underlying collateral of these trusts includes loans.

We account for such loans acquired in accordance with AICPA Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”), if, at acquisition, (i) there has been

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

evidence of deterioration in the loan’s credit quality subsequent to origination; and (ii) it is probable that we will be unable to collect all cash flows, in accordance with the terms of the contractual agreement, from the borrower, ignoring insignificant delays. As of both March 31, 2008 and December 31, 2007, the outstanding balance of these loans was $8.2 billion, while the carrying amount of these loans was $6.9 billion and $7.1 billion, respectively.

Of the carrying amount of these loans, $4.2 billion and $4.3 billion were on accrual status and $2.7 billion and $2.8 billion were on nonaccrual status as of March 31, 2008 and December 31, 2007, respectively.

The following table provides details on acquired loans accounted for in accordance with SOP 03-3 at their respective acquisition dates for the three months ended March 31, 2008 and 2007.

	For the
	Three Months Ended
	March 31,
	2008	2007
	(Dollars in millions)

Contractually required principal and interest payments at acquisition(1)	$1,894	$1,256
Nonaccretable difference	179	86

Cash flows expected to be collected at acquisition(1)	1,715	1,170
Accretable yield	739	182

Initial investment in acquired loans at acquisition	$976	$988

(1)	Contractually required principal and interest payments at acquisition and cash flows expected to be collected at acquisition are adjusted for the estimated timing and amount of prepayments.

We estimate the cash flows expected to be collected at acquisition using internal prepayment, interest rate and credit risk models that incorporate management’s best estimate of certain key assumptions, such as default rates, loss severity and prepayment speeds. The following table provides activity for the accretable yield of these loans for the three month period ended March 31, 2008 and 2007.

	For the
	Three Months Ended
	March 31,
	2008	2007
	(Dollars in millions)

Beginning balance	$2,252	$1,511
Additions	739	182
Accretion	(72)	(64)
Reductions(1)	(590)	(172)
Change in estimated cash flows(2)	3	342
Reclassifications to nonaccretable difference(3)	(87)	(179)

Ending balance	$2,245	$1,620

(1)	Reductions are the result of liquidations and loan modifications due to troubled debt restructuring (“TDRs”).

(2)	Represents changes in expected cash flows due to changes in prepayment assumptions for SOP 03-3 loans.

(3)	Represents changes in expected cash flows due to changes in credit quality or credit assumptions for SOP 03-3 loans.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The table above only includes accreted effective interest for those loans which are still being accounted for under SOP 03-3 and does not include SOP 03-3 loans that were modified as TDRs subsequent to their acquisition from MBS trusts. For the three months ended March 31, 2008 and 2007, we recorded interest income of $145 million and $104 million, respectively, related to interest income from SOP 03-3 loans that have been returned to accrual status, accretion of the fair value discount taken upon acquisition of SOP 03-3 loans and interest for loans originally acquired as an SOP 03-3 loan that were subsequently modified as TDRs. Of the amount recognized into interest income, $35 million and $7 million in the three months ended March 31, 2008 and 2007, respectively, related to the accretion of the fair value discount recorded upon acquisition of SOP 03-3 loans.

Subsequent to the acquisition of these loans, we recognized an increase in “Provision for credit losses” of $35 million and $29 million in the condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007, respectively, resulting from subsequent decreases in expected cash flows for these acquired loans.

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

The following table displays changes in the allowance for loan losses and reserve for guaranty losses for the three months ended March 31, 2008 and 2007.

	For the
	Three
	Months Ended
	March 31,
	2008	2007
	(Dollars in millions)

Allowance for loan losses:
Beginning balance	$698	$340
Provision	544	17
Charge-offs(1)	(279)	(62)
Recoveries	30	17

Ending balance(3)	$993	$312

Reserve for guaranty losses:
Beginning balance	$2,693	$519
Provision	2,529	232
Charge-offs(2)	(1,037)	(153)
Recoveries	17	20

Ending balance	$4,202	$618

(1)	Includes accrued interest of $78 million and $25 million for the three months ended March 31, 2008 and 2007, respectively.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(2)	Includes charge of $728 million and $69 million for the three months ended March 31, 2008 and 2007, respectively, for loans subject to SOP 03-3, where the acquisition cost exceeded the fair value of the acquired loan on the date of acquisition.

(3)	Includes $50 million and $42 million as of March 31, 2008 and 2007, respectively, associated with acquired loans subject to SOP 03-3.

5.	Investments in Securities

Our securities portfolio contains mortgage-related and non-mortgage-related securities. The following table displays our investments in securities, which are presented at fair value as of March 31, 2008 and December 31, 2007.

	As of
	March 31,	December 31,
	2008	2007
	(Dollars in millions)

Mortgage-related securities:
Fannie Mae single-class MBS	$99,039	$102,017
Non-Fannie Mae structured	83,665	92,467
Fannie Mae structured MBS	76,127	77,384
Non-Fannie Mae single-class	28,262	28,138
Mortgage revenue bonds	15,493	16,213
Other	3,015	3,179

Total	305,601	319,398

Non-mortgage-related securities:
Asset-backed securities	14,110	15,511
Corporate debt securities	12,772	13,515
Other	6,318	9,089

Total	33,200	38,115

Total investments in securities	$338,801	$357,513

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Trading Securities

Trading securities are recorded at fair value with subsequent changes in fair value recorded as “Fair value losses, net” in the condensed consolidated statements of operations. The following table displays our investments in trading securities and the amount of net losses recognized from holding these securities as of March 31, 2008 and December 31, 2007.

	As of
	March 31,	December 31,
	2008	2007
	(Dollars in millions)

Mortgage-related securities:
Fannie Mae single-class MBS	$45,217	$28,394
Fannie Mae structured MBS	10,885	12,064
Non-Fannie Mae structured mortgage-related securities	19,302	21,517
Non-Fannie Mae single-class mortgage-related securities	1,190	1,199
Mortgage revenue bonds	779	782

Total	$77,373	$63,956

Non-mortgage-related securities:(1)
Asset-backed securities	$14,110	$—
Corporate debt securities	12,772	—
Other	6,318	—

Total	$33,200	$—

Losses in trading securities held in our portfolio, net	$1,706	$633

(1)	Reflects the election of non-mortgage securities as Trading securities effective January 1, 2008 with the adoption of SFAS 159.

We record gains and losses on trading securities in “Fair value losses, net” in the condensed consolidated statements of operations. For the three months ended March 31, 2008 and 2007, we recorded net trading losses of $1.2 billion and net trading gains of $61 million, respectively. The portion of these trading gains and losses that relates to trading securities still held at each period end was net trading losses of $682 million and net trading gains of $33 million for the three months ended March 31, 2008 and 2007, respectively.

Available-for-Sale Securities

AFS securities are initially measured at fair value and subsequent unrealized gains and losses are recorded as a component of AOCI, net of deferred taxes, in “Stockholders’ equity.” Gains and losses from the sale of AFS securities are recorded to “Investment gains (losses), net” in the condensed consolidated statements of operations. The following table displays the gross realized gains, losses and proceeds on sales of AFS securities for the three months ended March 31, 2008 and 2007.

	For the
	Three Months
	Ended March 31,
	2008	2007
	(Dollars in millions)

Gross realized gains	$75	$397
Gross realized losses	42	126
Total proceeds	3,055	26,706

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following tables display the amortized cost, estimated fair values corresponding to unrealized gains and losses, and additional information regarding unrealized losses by major security type for AFS securities held as of March 31, 2008 and December 31, 2007.

	As of March 31, 2008
					Less Than 12		12 Consecutive
					Consecutive Months		Months or Longer
	Total	Gross	Gross		Gross	Total	Gross	Total
	Amortized	Unrealized	Unrealized	Total	Unrealized	Fair	Unrealized	Fair
	Cost(1)	Gains	Losses	Fair Value	Losses	Value	Losses	Value
	(Dollars in millions)

Fannie Mae single-class MBS	$53,189	$776	$(143)	$53,822	$(30)	$6,358	$(113)	$7,238
Fannie Mae structured MBS	64,239	1,199	(196)	65,242	(74)	6,518	(122)	7,732
Non-Fannie Mae single-class mortgage-related securities	26,570	523	(21)	27,072	(10)	2,639	(11)	1,385
Non-Fannie Mae structured mortgage-related securities	72,353	205	(8,195)	64,363	(3,448)	25,184	(4,747)	27,366
Mortgage revenue bonds	15,328	92	(706)	14,714	(282)	6,046	(424)	4,028
Other mortgage-related securities	2,834	203	(22)	3,015	(16)	486	(6)	60

Total	$234,513	$2,998	$(9,283)	$228,228	$(3,860)	$47,231	$(5,423)	$47,809

	As of December 31, 2007
					Less Than 12		12 Consecutive
					Consecutive Months		Months or Longer
	Total	Gross	Gross		Gross	Total	Gross	Total
	Amortized	Unrealized	Unrealized	Total	Unrealized	Fair	Unrealized	Fair
	Cost(1)	Gains	Losses	Fair Value	Losses	Value	Losses	Value
	(Dollars in millions)

Fannie Mae single-class MBS	$73,560	$627	$(564)	$73,623	$(39)	$6,155	$(525)	$44,110
Fannie Mae structured MBS	65,225	639	(544)	65,320	(32)	4,792	(512)	29,897
Non-Fannie Mae single-class mortgage-related securities	26,699	334	(94)	26,939	(12)	2,439	(82)	7,328
Non-Fannie Mae structured mortgage-related securities	73,984	317	(3,351)	70,950	(1,389)	22,925	(1,962)	30,145
Mortgage revenue bonds	15,564	146	(279)	15,431	(130)	4,210	(149)	2,686
Other mortgage-related securities	2,949	233	(3)	3,179	(2)	114	(1)	67
Asset-backed securities	15,510	1	—	15,511	—	—	—	—
Corporate debt securities	13,506	9	—	13,515	—	—	—	—
Other non-mortgage-related securities	9,089	—	—	9,089	—	—	—	—

Total	$296,086	$2,306	$(4,835)	$293,557	$(1,604)	$40,635	$(3,231)	$114,233

(1)	Amortized cost includes unamortized premiums, discounts and other cost basis adjustments, as well as other-than-temporary impairment.

The fair value of securities varies from period to period due to changes in interest rates and changes in credit performance of the underlying issuer, among other factors. We recorded other-than-temporary impairment related to investments in securities of $55 million and $3 million for the three months ended March 31, 2008 and 2007, respectively. Of the other-than-temporary impairment recognized in the three month period ended March 31, 2008, $52 million related to certain subprime private-label securities where we concluded that it was no longer probable that we would collect all of the contractual principal and interest amounts due or, we determined that we did not intend to hold the security until recovery of the unrealized loss. Other-than-temporary impairment loss recognized as “Investment gains (losses), net” in our condensed consolidated statements of operations.

Included in the $9.3 billion of gross unrealized losses on AFS securities as of March 31, 2008 was $5.4 billion of unrealized losses that have existed for a period of 12 consecutive months or longer. These securities are

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

predominately rated AAA and the unrealized losses are due to the widening of credit spreads and credit deterioration in certain collateral underlying subprime and Alt-A securities. Securities with unrealized losses aged 12 or more months had a market value as of March 31, 2008 that was on average 90% of their amortized cost basis. Aged unrealized losses may be recovered within a reasonable period of time when market interest rates change and when we intend to hold the securities until the unrealized loss has been recovered. Based on our review for impairments of AFS securities, which includes an evaluation of the collectability of cash flows, we have concluded that the unrealized losses on AFS securities in our investment portfolio as displayed above do not represent other-than-temporary impairment as of March 31, 2008.

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

We record a guaranty obligation for (i) guaranties on lender swap transactions issued or modified on or after January 1, 2003, pursuant to FIN 45, (ii) guaranties on portfolio securitization transactions, (iii) credit enhancements on mortgage revenue bonds, and (iv) our obligation to absorb losses under long-term standby commitments. Our guaranty obligation represents our estimated obligation to stand ready to perform on these guaranties. Our guaranty obligation is recorded at fair value at inception. The carrying amount of the guaranty obligation, excluding deferred profit, was $11.7 billion and $11.1 billion as of March 31, 2008 and December 31, 2007, respectively. We also record an estimate of incurred credit losses on these guaranties in “Reserve for guaranty losses” in the condensed consolidated balance sheets.

These guaranties expose us to credit losses on the mortgage loans or, in the case of mortgage-related securities, the underlying mortgage loans of the related securities. The contractual terms of our guaranties range from 30 days to 30 years. However, the actual term of each guaranty may be significantly less than the contractual term based on the prepayment characteristics of the related mortgage loans. For those guaranties recorded in the condensed consolidated balance sheets, our maximum potential exposure under these guaranties is primarily comprised of the unpaid principal balance of the underlying mortgage loans, which totaled $2.2 trillion and $2.1 trillion as of March 31, 2008 and December 31, 2007, respectively. In addition, we had exposure of $209.3 billion and $206.5 billion for other guaranties not recorded in the condensed consolidated balance sheets as of March 31, 2008 and December 31, 2007, respectively. The maximum number of interest payments we would make with respect to each delinquent mortgage loan pursuant to these guaranties is typically 24 because generally we are contractually required to purchase a loan from an MBS trust when the loan is 24 months past due. Further, we expect that the number of interest payments that we would be required to make would be less than 24 to the extent that loans are either purchased earlier than the mandatory purchase date or are foreclosed upon prior to 24 months of delinquency.

The maximum exposure from our guaranties is not representative of the actual loss we are likely to incur, based on our historical loss experience. In the event we were required to make payments under our guaranties, we would pursue recovery of these payments by exercising our rights to the collateral backing the underlying loans and through available credit enhancements, which includes all recourse with third parties and mortgage insurance. The maximum amount we could recover through available credit enhancements and recourse with third parties on guaranties recorded in the condensed consolidated balance sheets was $118.8 billion and

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

$118.5 billion as of March 31, 2008 and December 31, 2007, respectively. The maximum amount we could recover through available credit enhancements and recourse with all third parties on other guaranties not recorded in the condensed consolidated balance sheets was $20.3 billion and $22.7 billion as of March 31, 2008 and December 31, 2007, respectively.

The following table displays changes in our “Guaranty obligations” for the three months ended March 31, 2008 and 2007.

	For the
	Three Months Ended
	March 31,
	2008	2007
	(Dollars in millions)

Balance as of beginning of period	$15,393	$11,145
Additions to guaranty obligations(1)	2,123	1,388
Amortization of guaranty obligations into guaranty fee income	(1,839)	(759)
Impact of consolidation activity(2)	(156)	(85)

Balance as of end of period	$15,521	$11,689

(1)	Represents the fair value of the contractual obligation and deferred profit at issuance of new guaranties.

(2)	Upon consolidation of MBS trusts, we derecognize our guaranty obligation to the respective trust.

Deferred profit is a component of “Guaranty obligations” in the condensed consolidated balance sheets and is included in the table above. We recorded deferred profit on guaranties issued or modified on or after the adoption date of FIN 45 and before the adoption of SFAS 157 on January 1, 2008, if the consideration we expected to receive for our guaranty exceeded the estimated fair value of the guaranty obligation.

Upon the adoption of SFAS 157, the fair value of the guaranty obligation at inception will equal the fair value of the total compensation received and there will be no losses or deferred profit on guaranty contracts issued on or after January 1, 2008. Deferred profit had a carrying amount of $3.8 billion and $4.3 billion as of March 31, 2008 and December 31, 2007, respectively. For the three months ended March 31, 2008 and 2007, we recognized deferred profit amortization of $314 million and $260 million, respectively.

The fair value of the guaranty obligation, net of deferred profit, associated with the Fannie Mae MBS included in “Investments in securities” was $975 million and $438 million as of March 31, 2008 and December 31, 2007, respectively.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

7.	Acquired Property, Net

Acquired property, net consists of foreclosed property received in full satisfaction of a loan net of a valuation allowance for subsequent declines in the fair value of foreclosed properties. The following table displays the activity in acquired property and the related valuation allowance for the three months ended March 31, 2008 and 2007.

	For the Three Months Ended
	March 31, 2008
	Acquired	Valuation	Acquired
	Property	Allowance(1)	Property, Net
	(Dollars in millions)

Balance as of beginning of period	$3,853	$(251)	$3,602
Additions	2,270	(8)	2,262
Disposals	(1,054)	102	(952)
Write-downs, net of recoveries	—	(191)	(191)

Balance as of end of period	$5,069	$(348)	$4,721

	For the Three Months Ended
	March 31, 2007
	Acquired	Valuation	Acquired
	Property	Allowance(1)	Property, Net
	(Dollars in millions)

Balance as of beginning of period	$2,257	$(116)	$2,141
Additions	1,024	(3)	1,021
Disposals	(769)	63	(706)
Write-downs, net of recoveries	—	(61)	(61)

Balance as of end of period	$2,512	$(117)	$2,395

(1)	Primarily relates to property impairments in our single-family segment.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

8.	Short-term Borrowings and Long-term Debt

Short-term Borrowings

Our short-term borrowings (borrowings with an original contractual maturity of one year or less) consist of both “Federal funds purchased and securities sold under agreements to repurchase” and “Short-term debt” in the condensed consolidated balance sheets. The following table displays our outstanding short-term borrowings as of March 31, 2008 and December 31, 2007.

	As of
	March 31, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Outstanding	Rate(1)	Outstanding	Rate(1)
	(Dollars in millions)

Federal funds purchased and securities sold under agreements to repurchase	$711	1.49%	$869	3.48%

Fixed short-term debt:
Discount notes	$209,751	3.39%	$233,258	4.45%
Foreign exchange discount notes	320	4.05	301	4.28
Other short-term debt	1,344	3.16	601	4.37

Total fixed short-term debt	211,415	3.39	234,160	4.45
Floating-rate short-term debt	4,501	2.33	—	—

Total short-term debt	$215,916	3.37%	$234,160	4.45%

(1)	Includes discounts, premiums and other cost basis adjustments.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Long-term Debt

Long-term debt represents borrowings with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt as of March 31, 2008 and December 31, 2007.

	As of
	March 31, 2008			December 31, 2007
			Weighted			Weighted
			Average			Average
			Interest			Interest
	Maturities	Outstanding	Rate(1)	Maturities	Outstanding	Rate(1)
	(Dollars in millions)

Senior fixed:
Benchmark notes and bonds	2008-2030	$258,657	5.04%	2008-2030	$256,538	5.12%
Medium-term notes	2008-2018	166,747	4.84	2008-2017	202,315	5.06
Foreign exchange notes and bonds	2009-2028	1,392	4.21	2008-2028	2,259	3.30
Other long-term debt(2)	2008-2038	74,396	5.97	2008-2038	69,717	6.01

Total senior fixed		501,192	5.11		530,829	5.20
Senior floating:
Medium-term notes(2)	2008-2018	24,660	3.29	2008-2017	12,676	5.87
Other long-term debt(2)	2017-2037	992	6.58	2017-2037	1,024	7.76

Total senior floating		25,652	3.42		13,700	6.01
Subordinated fixed:
Medium-term notes	2008-2011	3,500	5.62	2008-2011	3,500	5.62
Other subordinated debt	2012-2019	7,570	6.41	2012-2019	7,524	6.39

Total subordinated fixed		11,070	6.16		11,024	6.14
Debt from consolidations	2008-2039	6,510	5.97	2008-2039	6,586	5.95

Total long-term debt(3)		$544,424	5.05%		$562,139	5.25%

(1)	Includes discounts, premiums and other cost basis adjustments.

(2)	Includes a portion of structured debt instruments at fair value.

(3)	Reported amounts include a net discount and other cost basis adjustments of $11.6 billion as of both March 31, 2008 and December 31, 2007, respectively.

Lines of Credit

We periodically use secured and unsecured intraday funding lines of credit provided by several large financial institutions. We post collateral which, in some circumstances, the secured party has the right to repledge to third parties. As these lines of credit are uncommitted intraday loan facilities, we may not be able to draw on them if and when needed. As of both March 31, 2008 and December 31, 2007, we had secured uncommitted lines of credit of $28.0 billion and unsecured uncommitted lines of credit of $2.5 billion. No amounts were drawn on these lines of credit as of March 31, 2008 or December 31, 2007.

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

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

settle the notional amount of our derivative instruments. Notional amounts, therefore, simply provide the basis for calculating actual payments or settlement amounts.

Although derivative instruments are critical to our interest rate risk management strategy, we did not apply hedge accounting to instruments entered into during any period presented. As such, all fair value changes and gains and losses on these derivatives, including accrued interest, were recognized in “Fair value losses, net” in the condensed consolidated statements of operations.

The following table displays the outstanding notional balances and the estimated fair value of our derivative instruments as of March 31, 2008 and December 31, 2007.

	As of
	March 31, 2008		December 31, 2007
		Estimated		Estimated
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
	(Dollars in millions)

Risk management derivatives:
Swaps:
Pay-fixed	$443,845	$(29,600)	$377,738	$(14,357)
Receive-fixed	408,658	18,585	285,885	6,390
Basis	18,026	(30)	7,001	(21)
Foreign currency	1,710	268	2,559	353
Swaptions:
Pay-fixed	85,355	662	85,730	849
Receive-fixed	83,925	6,134	124,651	5,877
Interest rate caps	750	2	2,250	8
Other(1)	744	117	650	71
Net collateral receivable (payable)	—	1,744	—	(712)
Accrued interest receivable (payable)	—	(948)	—	221

Total risk management derivatives	$1,043,013	$(3,066)	$886,464	$(1,321)

Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	$3,529	$9	$1,895	$6
Forward contracts to purchase mortgage-related securities	33,552	129	25,728	91
Forward contracts to sell mortgage-related securities	38,642	(158)	27,743	(108)

Total mortgage commitment derivatives	$75,723	$(20)	$55,366	$(11)

(1)	Includes MBS options, swap credit enhancements and mortgage insurance contracts that are accounted for as derivatives and certain forward starting debt. The mortgage insurance contracts have payment provisions that are not based on a notional amount.

10.	Income Taxes

As of March 31, 2008, we had $605 million of unrecognized tax benefits, $8 million of the $605 million, if resolved favorably, would reduce our effective tax rate in future periods. As of March 31, 2008 and December 31, 2007, we had accrued interest payable related to unrecognized tax benefits of $195 million and $28 million, respectively, and did not recognize any tax penalty payable. It is reasonably possible that changes in our gross balance of unrecognized tax benefits may occur within the next 12 months, including possible

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

changes in connection with an Internal Revenue Service (“IRS”) review of fair market value losses we recognized on certain securities held in our portfolio. The increase in our unrecognized tax benefit during the three month period ended March 31, 2008 is due to our current assessment of deductions taken in our prior year income tax returns related to these fair market value losses. The potential increase in the unrecognized tax benefit related to these fair market value losses is in the range of $750 million to $1.5 billion. This increase in our unrecognized tax benefit would represent a temporary difference; therefore, it would not result in a change to our effective tax rate.

The following table displays the changes in our unrecognized tax benefits for the three months ended March 31, 2008.

For the Three Months
Ended
March 31, 2008
(Dollars in millions)

Beginning balance as of January 1	$124
Additions based on tax positions related to prior years	583
Reductions for tax positions of prior years	(102)

Ending balance as of March 31	$605

Our effective tax rate is the provision (benefit) for federal income taxes, excluding the tax effect of extraordinary items and cumulative effect of change in accounting principle, expressed as a percentage of income or loss before federal income taxes. The effective tax rate for the three month periods ended March 31, 2008 and 2007 was 57% and 8%, respectively, and is different from the federal statutory rate of 35% primarily due to the benefits of our investments in housing projects eligible for the low-income housing tax credit and other equity investments that provide tax credits, as well as our holdings of tax-exempt investments.

As of March 31, 2008 and December 31, 2007, we had deferred tax assets of $17.8 billion and $13.0 billion, respectively. The increase in our deferred tax assets during the three month period ended March 31, 2008 primarily relates to book to tax differences related to fair market value losses and our provision for loan losses. We have not established a valuation allowance against our net deferred tax assets as of March 31, 2008, as we believe that it is more likely than not that all of these assets will be realized. The need to establish a valuation allowance against deferred tax assets is assessed periodically based on this standard as provided by SFAS 109. In this assessment, consideration is given to both positive and negative evidence, including among other items, the nature, regularity and severity of current and cumulative losses, forecasts of future profitability, and tax planning alternatives.

Our analysis of the need for a valuation allowance recognizes that we are in a cumulative loss position as of the three year period ended March 31, 2008, which is considered significant negative evidence that is objective and verifiable and therefore, difficult to overcome. However, we believe we will generate sufficient taxable income in future periods to realize deferred tax assets.

We are able to rely on our forecasts of future taxable income and overcome the uncertainty created by the cumulative loss position. While current market conditions create volatility in our pre-tax income, we have sufficient taxable income currently and in our forecasts because of the stability of our core business model and the nature of our book to tax differences. Our forecasts of future taxable income include assumptions about the depth and severity of housing price depreciation and credit losses; if future actual results adversely deviate in a material way, or if unforeseen events preclude our ability to maintain our funding spreads or manage our guaranty fees, we may not generate sufficient taxable income to realize our deferred tax assets, and a significant valuation allowance may be necessary. We will continue to assess the need for a valuation allowance.

The IRS is currently examining our 2005 and 2006 federal income tax returns. The IRS Appeals Division is currently considering issues related to tax years 1999-2004.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

11.	Earnings (Loss) Per Share

The following table displays the computation of basic and diluted earnings (loss) per share of common stock for the three months ended March 31, 2008 and 2007.

	For the
	Three Months Ended
	March 31,
	2008	2007
	(Dollars and shares in millions, except per share amounts)

Income (loss) before extraordinary gains (losses)	$(2,185)	$964
Extraordinary losses, net of tax effect	(1)	(3)

Net income (loss)	(2,186)	961
Preferred stock dividends and issuance costs at redemption	(322)	(135)

Net income (loss) available to common stockholders—basic	(2,508)	826
Convertible preferred stock dividends(1)	—	—

Net income (loss) available to common stockholders—diluted	$(2,508)	$826

Weighted-average common shares outstanding—basic	975	973
Dilutive potential common shares:
Stock-based awards(2)	—	1
Convertible preferred stock(3)	—	—

Weighted-average common shares outstanding—diluted	975	974

Basic earnings (loss) per share:
Earnings (loss) before extraordinary losses(4)	$(2.57)	$0.85
Extraordinary losses, net of tax effect	—	—

Basic earnings (loss) per share	$(2.57)	$0.85

Diluted earnings (loss) per share:
Earnings (loss) before extraordinary losses(4)	$(2.57)	$0.85
Extraordinary losses, net of tax effect	—	—

Diluted earnings (loss) per share	$(2.57)	$0.85

(1)	In the computation of diluted EPS, convertible preferred stock dividends are added back to net income (loss) available to common stockholders when the assumed conversion of the preferred shares is dilutive and is assumed to be converted from the beginning of the period. For the three months ended March 31, 2008 and 2007, the assumed conversion of the preferred shares had an anti-dilutive effect.

(2)	Represents incremental shares from in-the-money nonqualified stock options and other performance awards. Weighted-average options and performance awards to purchase approximately 23 million and 19 million shares of common stock for the three months ended March 31, 2008 and 2007, respectively, were outstanding in each period, but were excluded from the computation of diluted EPS since they would have been anti-dilutive.

(3)	Represents incremental shares from the assumed conversion of outstanding convertible preferred stock when the assumed conversion of the preferred shares is dilutive and is assumed to be converted from the beginning of the period.

(4)	Amount is net of preferred stock dividends and issuance costs at redemption.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

12.	Employee Retirement Benefits

The following table displays components of our net periodic benefit cost for our qualified and nonqualified pension plans and other postretirement plan for the three months ended March 31, 2008 and 2007. The net periodic benefit cost for each period is calculated based on assumptions at the end of the prior year.

	For the Three Months Ended March 31,
	2008			2007
	Pension Plans		Other Post-	Pension Plans		Other Post-
		Non-	Retirement		Non-	Retirement
	Qualified	Qualified	Plan	Qualified	Qualified	Plan
	(Dollars in millions)

Service cost	$11	$2	$1	$14	$3	$3
Interest cost	13	2	2	12	3	3
Expected return on plan assets	(15)	—	—	(14)	—	—
Amortization of net loss	—	—	—	1	—	—
Amortization of prior service cost	—	1	(1)	—	1	—
Amortization of initial transition asset	—	—	1	—	—	1

Net periodic benefit cost	$9	$5	$3	$13	$7	$7

During 2008, we anticipate contributing $5 million to our nonqualified pension plans and $6 million to our postretirement benefit plan. As of March 31, 2008, a contribution of $1 million has been made to the nonqualified pension plans and a contribution of $1 million has been made to our postretirement benefit plan.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

13.	Segment Reporting

We manage our business using three operating segments: Single-Family; HCD; and Capital Markets. The following table displays our segment results for the three months ended March 31, 2008 and 2007.

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

	For the Three Months Ended March 31, 2008
			Capital
	Single-Family	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$134	$(103)	$1,659	$1,690
Guaranty fee income (expense)(2)	1,942	148	(338)	1,752
Trust management income	105	2	—	107
Investment losses, net	(48)	—	(63)	(111)
Fair value losses, net	—	—	(4,377)	(4,377)
Debt extinguishment losses, net	—	—	(145)	(145)
Losses from partnership investments	—	(141)	—	(141)
Fee and other income	102	62	63	227
Administrative expenses	(286)	(108)	(118)	(512)
(Provision) benefit for credit losses	(3,081)	8	—	(3,073)
Other expenses	(420)	(40)	(70)	(530)

Loss before federal income taxes and extraordinary losses	(1,552)	(172)	(3,389)	(5,113)
Benefit for federal income taxes	(544)	(322)	(2,062)	(2,928)

Income (loss) before extraordinary losses	(1,008)	150	(1,327)	(2,185)
Extraordinary losses, net of tax effect	—	—	(1)	(1)

Net income (loss)	$(1,008)	$150	$(1,328)	$(2,186)

(1)	Includes cost of capital charge.

(2)	Includes intercompany guaranty fee income (expense) allocated to Single-Family and HCD from Capital Markets for absorbing the credit risk on mortgage loans held in our portfolio.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	For the Three Months Ended March 31, 2007
			Capital
	Single-Family	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$79	$(94)	$1,209	$1,194
Guaranty fee income (expense)(2)	1,287	101	(290)	1,098
Losses on certain guaranty contracts	(280)	(3)	—	(283)
Trust management income	154	10	—	164
Investment gains, net(3)	8	—	287	295
Fair value losses, net(3)	—	—	(566)	(566)
Debt extinguishment losses, net	—	—	(7)	(7)
Losses from partnership investments	—	(165)	—	(165)
Fee and other income(3)	89	84	104	277
Administrative expenses	(382)	(143)	(173)	(698)
(Provision) benefit for credit losses	(253)	4	—	(249)
Other expenses(3)	(159)	(6)	(4)	(169)

Income (loss) before federal income taxes and extraordinary losses	543	(212)	560	891
Provision (benefit) for federal income taxes	188	(375)	114	(73)

Income before extraordinary losses	355	163	446	964
Extraordinary losses, net of tax effect	—	—	(3)	(3)

Net income	$355	$163	$443	$961

(1)	Includes cost of capital charge.

(2)	Includes intercompany guaranty fee income (expense) allocated to Single-Family and HCD from Capital Markets for absorbing the credit risk on mortgage loans held in our portfolio.

(3)	Certain prior period amounts have been reclassified to conform with the current period presentation in our condensed consolidated statements of operations.

14.	Regulatory Capital Requirements

As of December 31, 2007, we were required by our consent order with OFHEO to maintain a 30% surplus over our statutory minimum capital requirement. On March 19, 2008, OFHEO reduced this capital surplus requirement to 20%. In addition, through February 29, 2008, we were subject to an OFHEO-directed limitation on the size of our mortgage portfolio. This limitation was eliminated by OFHEO effective March 1, 2008.

As of March 31, 2008, our core capital of $42.7 billion exceeded our statutory minimum capital requirement by $11.3 billion, or 36.2%, and exceeded our OFHEO-directed minimum capital requirement by $5.1 billion, or 13.5%. These amounts represent estimates that will be submitted to OFHEO for its certification and are subject to its review and approval. As of December 31, 2007, our core capital of $45.4 billion exceeded our statutory minimum capital requirement by $13.4 billion, or 42.1%, and exceeded our OFHEO-directed minimum capital requirement by $3.9 billion, or 9.3%.

Prior to OFHEO’s March 19, 2008 announcement, our need to maintain capital at levels sufficient to ensure we would meet our regulatory capital requirements continued to constrain our business activities. We therefore continued to take steps during the first quarter of 2008 to bolster our capital position, including managing the

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

size of our investment portfolio and limiting or forgoing business opportunities that we otherwise would have pursued.

15.	Concentrations of Credit Risk

Non-traditional Loans; Alt-A and Subprime Loans and Securities

We own and guarantee loans with non-traditional features, such as interest-only loans and negative-amortizing loans. We also own and guarantee Alt-A and subprime mortgage loans and mortgage-related securities. An Alt-A mortgage loan generally refers to a mortgage loan that can be underwritten with reduced or alternative documentation than that required for a full documentation mortgage loan but may also include other alternative product features. As a result, Alt-A mortgage loans generally have a higher risk of default than non-Alt-A mortgage loans. In reporting our Alt-A exposure, we have classified mortgage loans as Alt-A if the lenders that deliver the mortgage loans to us have classified the loans as Alt-A based on documentation or other product features. We have classified private-label mortgage-related securities held in our investment portfolio as Alt-A if the securities were labeled as such when issued. A subprime mortgage loan generally refers to a mortgage loan made to a borrower with a weaker credit profile than that of a prime borrower. As a result of the weaker credit profile, subprime borrowers have a higher likelihood of default than prime borrowers. Subprime mortgage loans are typically originated by lenders specializing in this type of business or by subprime divisions of large lenders, using processes unique to subprime loans. In reporting our subprime exposure, we have classified mortgage loans as subprime if the mortgage loans are originated by one of these specialty lenders or a subprime division of a large lender. We have classified private-label mortgage-related securities held in our investment portfolio as subprime if the securities were labeled as such when issued. We reduce our risk associated with these loans through credit enhancements, as described below under “Mortgage Insurers.”

The following table displays the percentage of our conventional single-family mortgage credit book of business that consists of interest-only loans, negative-amortizing adjustable rate mortgages (“ARMs”) and loans with an estimated mark-to-market value loan to value (“LTV”) ratio of greater than 80% as of March 31, 2008 and December 31, 2007.

	Percentage of Conventional
	Single-Family Mortgage Credit
	Book of Business
	As of
	March 31, 2008	December 31, 2007

Interest-only loans	8%	8%
Negative-amortizing ARMs	1	1
80%+ LTV loans	21	20

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays information regarding the Alt-A and subprime mortgage loans and mortgage-related securities in our mortgage credit book of business as of March 31, 2008 and December 31, 2007.

	As of
	March 31,		December 31,
	2008		2007
	Unpaid	Percent of	Unpaid	Percent of
	Principal	Book of	Principal	Book of
	Balance	Business(1)	Balance	Business(1)
	(Dollars in millions)

Loans and Fannie Mae MBS:
Alt-A(2)	$314,019	11%	$318,121	12%
Subprime(3)	20,815	1	22,126	1

Total	$334,834	12%	$340,247	13%

Private-label securities:
Alt-A(4)	$30,563	1%	$32,475	1%
Subprime(5)	30,383	1	32,040	1

Total	$60,946	2%	$64,515	2%

(1)	Calculated based on total unpaid principal balance of the total single-family mortgage credit book of business.

(2)	Represents Alt-A mortgage loans held in our portfolio and Fannie Mae MBS backed by Alt-A mortgage loans.

(3)	Represents subprime mortgage loans held in our portfolio and Fannie Mae MBS backed by subprime mortgage loans.

(4)	Represents private-label mortgage-related securities backed by Alt-A mortgage loans.

(5)	Represents private-label mortgage-related securities backed by subprime mortgage loans.

Other concentrations

Mortgage Servicers.  Mortgage servicers collect mortgage and escrow payments from borrowers, pay taxes and insurance costs from escrow accounts, monitor and report delinquencies, and perform other required activities on our behalf. Our business with our mortgage servicers is concentrated. Our ten largest single-family mortgage servicers serviced 78% and 74% of our single-family mortgage credit book of business as of March 31, 2008 and December 31, 2007, respectively. Our ten largest multifamily mortgage servicers serviced 69% and 72% of our multifamily mortgage credit book of business as of March 31, 2008 and December 31, 2007, respectively. In January 2008, our largest mortgage servicer announced that it had reached an agreement to be acquired. Reduction in the number of mortgage servicers would result in an increase in our concentration risk with the remaining servicers in the industry.

If one of our principal mortgage servicers fails to meet its obligations to us, it could increase our credit-related expenses and credit losses, result in financial losses to us and have a material adverse effect on our earnings, liquidity, financial condition and capital position.

Mortgage Insurers.  We had primary and pool mortgage insurance coverage on single-family mortgage loans in our guaranty book of business of $101.3 billion and $10.2 billion, respectively, as of March 31, 2008, compared with $93.7 billion and $10.4 billion, respectively, as of December 31, 2007. Eight mortgage insurance companies provided over 99% of our mortgage insurance as of March 31, 2008 and December 31, 2007.

If a mortgage insurer fails to meet its obligations to reimburse us for claims under insurance policies, we would experience higher credit losses, which could have a material adverse effect on our earnings, liquidity, financial condition and capital position.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Financial Guarantors.  We were the beneficiary of financial guaranties of approximately $11.1 billion and $11.8 billion on the securities held in our investment portfolio as of March 31, 2008 and December 31, 2007, respectively. The securities covered by these guaranties consist primarily of private-label mortgage-related securities and municipal bonds. We obtained these guaranties from nine financial guaranty insurance companies. These financial guaranty contracts assure the collectability of timely interest and ultimate principal payments on the guaranteed securities if the cash flows generated by the underlying collateral are not sufficient to fully support these payments.

If a financial guarantor fails to meet its obligations to us with respect to the securities for which we have obtained financial guaranties, it could reduce the fair value of our mortgage-related securities and result in financial losses to us, which could have a material adverse effect on our earnings, liquidity, financial condition and capital position.

16.	Fair Value of Financial Instruments

We carry financial instruments at fair value, amortized cost or lower of cost or market. As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as an exit price). When available, the fair value of our financial instruments is based on quoted market prices, valuation techniques that use observable market-based inputs or unobservable inputs that are corroborated by market data. Pricing information we obtain from third parties is internally validated for reasonableness prior to use in the consolidated financial statements.

When observable market prices are not readily available, we generally estimate the fair value using market data alternate techniques or internally developed models using significant inputs that are generally less readily observable from objective sources. Market data includes prices of financial instruments with similar maturities and characteristics, duration, interest rate yield curves, measures of volatility and prepayment rates. If market data needed to estimate fair value is not available, we estimate fair value using internally-developed models that employ a discounted cash flow approach.

These estimates are based on pertinent information available to us at the time of the applicable reporting periods. In certain cases, fair values are not subject to precise quantification or verification and may fluctuate as economic and market factors vary, and our evaluation of those factors changes. Although we use our best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique. In these cases, a minor change in an assumption could result in a significant change in our estimate of fair value, thereby increasing or decreasing consolidated assets, liabilities, stockholders’ equity and net income or loss.

The fair value of financial instruments disclosure required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments, includes commitments to purchase multifamily mortgage loans, which are off-balance sheet financial instruments that are not recorded in the condensed consolidated balance sheets. The fair value of these commitments are included as “Mortgage loans held for investment, net of allowance for loan losses.” The disclosure excludes certain financial instruments, such as plan obligations for pension and other postretirement benefits, employee stock option and stock purchase plans, and also excludes all non-financial instruments. As a result, the fair value of our financial assets and liabilities does not represent the underlying fair value of our total consolidated assets and liabilities.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays the carrying value and estimated fair value of our financial instruments as of March 31, 2008 and December 31, 2007.

	As of
	March 31, 2008		December 31, 2007
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value(1)	Fair Value(1)
	(Dollars in millions)

Assets:
Cash and cash equivalents(2)	$2,304	$2,304	$4,502	$4,502
Federal funds sold and securities purchased under agreements to resell	20,484	20,499	49,041	49,041
Trading securities	110,573	110,573	63,956	63,956
Available-for-sale securities	228,228	228,228	293,557	293,557
Mortgage loans held for sale	8,486	8,606	7,008	7,083
Mortgage loans held for investment, net of allowance for loan losses	402,449	402,390	396,516	395,822
Advances to lenders	11,732	11,467	12,377	12,049
Derivative assets	1,037	1,037	885	885
Guaranty assets and buy-ups	10,808	14,289	10,610	14,258

Total financial assets	$796,101	$799,393	$838,452	$841,153

Liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$711	$711	$869	$869
Short-term debt	215,916	216,442	234,160	234,368
Long-term debt	544,424	570,040	562,139	580,333
Derivative liabilities	4,123	4,123	2,217	2,217
Guaranty obligations	15,521	45,099	15,393	20,549

Total financial liabilities	$780,695	$836,415	$814,778	$838,336

(1)	Pursuant to our adoption of FSP FIN 39-1, we have reduced “Derivative assets at fair value” and “Derivative liabilities at fair value” in our condensed consolidated balance sheet as of December 31, 2007.

(2)	Includes restricted cash of $307 million and $561 million as of March 31, 2008 and December 31, 2007.

Notes to Fair Value of Financial Instruments

Assets

Cash and Cash Equivalents—The carrying value of cash and cash equivalents is a reasonable estimate of their approximate fair value.

Federal Funds Sold and Securities Purchased Under Agreements to Resell—The carrying value of our federal funds sold and securities purchased under agreements to resell approximates the fair value of these instruments due to their short-term nature, exclusive of dollar roll repurchase transactions. The fair value of our dollar roll repurchase transactions reflects prices for similar securities in the market.

Trading Securities and Available- for-Sale Securities—Our investments in securities are recognized at fair value in the condensed consolidated financial statements. Fair values of securities are primarily based on observable market prices or prices obtained from third parties. Details of these estimated fair values by type are displayed in “Note 5, Investments in Securities.”

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Mortgage Loans Held for Sale—Held for sale (“HFS”) loans are reported at the lower of cost or market (“LOCOM”) in the condensed consolidated balance sheets. We determine the fair value of our mortgage loans based on comparisons to Fannie Mae MBS with similar characteristics. Specifically, we use the observable market value of our Fannie Mae MBS as a base value, from which we subtract or add the fair value of the associated guaranty asset, guaranty obligation and master servicing arrangements.

Mortgage Loans Held for Investment—Held for investment (“HFI”) loans are recorded in the condensed consolidated balance sheets at the principal amount outstanding, net of unamortized premiums and discounts, cost basis adjustments and an allowance for loan losses. We determine the fair value of our mortgage loans based on comparisons to Fannie Mae MBS with similar characteristics. Specifically, we use the observable market value of our Fannie Mae MBS as a base value, from which we subtract or add the fair value of the associated guaranty asset, guaranty obligation and master servicing arrangements. Certain loans that do not qualify for MBS securitization are valued using market based data for similar loans or through a model approach that simulates a loan sale via a synthetic structure.

Advances to Lenders—The carrying value of the majority of our advances to lenders approximates the fair value of these instruments due to their short-term nature. Advances to lenders for which the carrying value does not approximate fair value are valued based on comparisons to Fannie Mae MBS with similar characteristics, and applying the same pricing methodology as used for HFI loans as described above.

Derivatives Assets and Liabilities (collectively, “Derivatives”)—Our risk management derivatives and mortgage commitment derivatives are recognized in the condensed consolidated balance sheets at fair value, taking into consideration the effects of any legally enforceable master netting agreements that allow us to settle derivative asset and liability positions with the same counterparty on a net basis, as well as cash collateral. We use observable market prices or market prices obtained from third parties for derivatives, when available. For derivative instruments where market prices are not readily available, we estimate fair value using model-based interpolation based on direct market inputs. Direct market inputs include prices of instruments with similar maturities and characteristics, interest rate yield curves and measures of interest rate volatility. Details of these estimated fair values by type are displayed in “Note 9, Derivative Instruments.”

Guaranty Assets and Buy-ups—We estimate the fair value of guaranty assets based on the present value of expected future cash flows of the underlying mortgage assets using management’s best estimate of certain key assumptions, which include prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved. These cash flows are projected using proprietary prepayment, interest rate and credit risk models. Because guaranty assets are like an interest-only income stream, the projected cash flows from our guaranty assets are discounted using interest rate spreads from a representative sample of interest-only trust securities. We reduce the spreads on interest-only trusts to adjust for the less liquid nature of the guaranty asset. The fair value of the guaranty assets as presented in the table above and the recurring fair value measurement table below include the fair value of any associated buy-ups, which is estimated in the same manner as guaranty assets but are recorded separately as a component of “Other assets” in the condensed consolidated balance sheets. While the fair value of the guaranty assets reflect all guaranty arrangements, the carrying value primarily reflects only those arrangements entered into subsequent to our adoption of FIN 45.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase—The carrying value of our federal funds purchased and securities sold under agreements to repurchase approximate the fair value of these instruments due to the short-term nature of these liabilities, exclusive of dollar roll repurchase transactions.

Short-Term Debt and Long-Term Debt—We value the majority of our short-term and long-term debt using pricing services. Where third party pricing is not available on non-callable debt, we use a discounted cash flow approach based on the Fannie Mae yield curve with an adjustment to reflect fair values at the offer side of the market. When third party pricing is not available for callable bonds, we use internally-developed models

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

calibrated to market to price these bonds. To estimate the fair value of structured notes, cash flows are evaluated taking into consideration any derivatives through which we have swapped out of the structured features of the notes. We continue to use third party prices for subordinated debt.

Guaranty Obligations— We measure the fair value of the guaranty obligation based on the fair value of the total compensation received, which is primarily comprised of the guaranty fee, credit enhancements, buy downs, risk-based price adjustments and our right to receive interest income during the float period in excess of the amount required to compensate us for master servicing. While the fair value of the guaranty obligation reflects all guaranty arrangements, the carrying value primarily reflects only those arrangements entered into subsequent to our adoption of FIN 45. See “Summary of Significant Accounting Policies” for information regarding the change in approach in measuring the fair value of our guaranty obligation.

Fair Value Measurement

Effective January 1, 2008, we adopted SFAS 157, which provides a framework for measuring fair value under GAAP, as well as expanded information about assets and liabilities measured at fair value, including the effect of fair value measurements on earnings. The impact of adopting SFAS 157 reduced the beginning balance of retained earnings as of January 1, 2008 by $62 million, net of tax.

As described above, the inputs used to determine fair value can be readily observable, market corroborated or unobservable. We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

Valuation Hierarchy

The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. We perform a detailed analysis of the assets and liabilities that are subject to SFAS 157 to determine the appropriate level based on the observability of the inputs used in the valuation techniques. Assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories based on the lowest level input that is significant to the fair value measurement in its entirety:

Level 1:	Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:	Observable market-based inputs other than quoted prices in active markets for identical assets or liabilities.

Level 3:	Unobservable inputs.

Level 1 consists of instruments whose value is based on quoted market prices in active markets, such as U.S. Treasuries.

Level 2 includes instruments that are primarily valued using valuation techniques that use observable market-based inputs or unobservable inputs that are corroborated by market data. These inputs consider various assumptions, including time value, yield curve, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable market data or are supported by observable levels at which transactions are executed in the marketplace. This category also includes instruments whose values are based on quoted market prices provided by a single dealer that is corroborated by a recent transaction. Instruments in this category include mortgage and non-mortgage-related securities, mortgage loans held for sale, and debt and derivatives.

Level 3 is comprised of instruments whose fair value is estimated based on a market approach using alternate techniques or internally developed models using significant inputs that are generally less readily observable

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

because of limited market activity or little or no price transparency. We include instruments whose value is based on a single source such as a dealer, broker or pricing service and cannot be corroborated by recent market transactions. Included in this category are guaranty assets and buy-ups, master servicing assets and liabilities, mortgage loans, mortgage and non-mortgage-related securities, long-term debt, derivatives, and acquired property.

Recurring Change in Fair Value

The following table displays our assets and liabilities measured on our condensed consolidated balance sheet at fair value on a recurring basis subsequent to initial recognition, including instruments for which we have elected the fair value option. Specifically, as disclosed under SFAS 157 requirements, total assets measured at fair value on a recurring basis and classified as level 3 were $56.1 billion, or 6.7% of “Total assets” in the condensed consolidated balance sheet as of March 31, 2008.

	Fair Value Measurements as of March 31, 2008
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Netting	Estimated
	(Level 1)	(Level 2)	(Level 3)	Adjustment(1)	Fair Value
	(Dollars in millions)

Assets:
Trading securities	$6	$92,595	$17,972	$—	$110,573
Available-for-sale securities	—	192,045	36,183	—	228,228
Derivative assets(2)	—	32,147	341	(31,456)	1,032
Guaranty assets and buy-ups	—	—	1,628	—	1,628

Total assets at fair value	$6	$316,787	$56,124	$(31,456)	$341,461

Liabilities:
Short-term debt	$—	$4,501	$—	$—	$4,501
Long-term debt	—	11,733	3,399	—	15,132
Derivative liabilities(2)	—	37,234	89	(33,206)	4,117
Other liabilities	—	989	—	—	989

Total liabilities at fair value	$—	$54,457	$3,488	$(33,206)	$24,739

(1)	Derivative contracts are reported on a gross basis by level. The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting agreements to settle with the same counterparty on a net basis, as well as cash collateral.

(2)	Excludes accrued fees related to the termination of derivative contracts.

The following table displays a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the three months ended March 31, 2008. The table also displays gains and losses due to changes in fair value, including both realized and unrealized gains and

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

losses, recorded in our condensed consolidated statement of operations for level 3 assets and liabilities for the three months ended March 31, 2008.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended March 31, 2008
				Guaranty
				Assets
	Trading	Available-for-sale	Net	and	Long-Term
	Securities	Securities	Derivatives	Buy-ups	Debt
	(Dollars in millions)

Beginning balance as of January 1, 2008	$18,508	$20,920	$161	$1,568	$(7,888)
Total gains (losses) (realized/unrealized)
Included in net loss	(800)	13	52	20	16
Included in other comprehensive loss	—	(896)	—	(59)	—
Purchases, sales, issuances, and settlements, net	(814)	(695)	(64)	99	4,275
Transfers in (out) of Level 3, net(1)	1,078	16,841	103	—	198

Ending balance as of March 31, 2008	$17,972	$36,183	$252	$1,628	$(3,399)

The amount of total gains (losses) for the period included in net loss attributable to the change in unrealized gains (losses) relating to the assets and liabilities still held as of March 31, 2008(2)	$(518)	$—	$55	$59	$54

(1)	When pricing service quotes are not available or incomparable to additional market information, we may use alternate techniques which can result in level 3 prices. During the three months ended March 31, 2008, there was additional lack of market transparency resulting in increased level 3 classifications. Transfers into level 3 consisted primarily of private-label mortgage-related securities backed by Alt-A and Subprime mortgage loans.

(2)	Amount represents temporary changes in fair value. Amortization, accretion and other-than-temporary impairments are not considered unrealized and not included in this amount.

The following table displays gains and losses (realized and unrealized) included in our condensed consolidated statement of operations for the three months ended March 31, 2008 for our Level 3 assets and liabilities measured in our condensed consolidated balance sheet at fair value on a recurring basis.

	For the Three Months Ended March 31, 2008
	Interest			Fair
	Income	Guaranty		Value
	Investment in	Fee	Investment	Losses,
	Securities	Income	Gains (Losses), net	net	Total
	(Dollars in millions)

Total gains (losses) (realized/ unrealized) included in net loss as of March 31, 2008	$(4)	$(70)	$99	$(724)	$(699)
Change in unrealized gains (losses) relating to the assets and liabilities still held as of March 31, 2008	$—	$59	$—	$(409)	$(350)

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Non-recurring Change in Fair Value

The following table displays assets and liabilities measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate for impairment), and the gains or losses recognized during the quarter ended March 31, 2008, as a result of fair value measurement are summarized below.

					For the
					Three Months
					Ended
	Fair Value Measurements as of March 31, 2008				March 31, 2008
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Estimated	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value	Losses
	(Dollars in millions)

Assets:
Mortgage loans held for sale, at lower of cost or market	$—	$4,273	$596	$4,869	$(75)
Mortgage loans held for investment, at amortized cost	—	—	201	201	(14)
Acquired property, net	—	—	2,388	2,388	(208)
Guaranty assets	—	—	3,062	3,062	(269)
Master servicing assets	—	—	596	596	(174)

Total assets at fair value	$—	$4,273	$6,843	$11,116	$(740)

Liabilities:
Master servicing liabilities	$—	$—	$9	$9	$(2)

Total liabilities at fair value	$—	$—	$9	$9	$(2)

Valuation Classification

The following is a description of the instruments measured at fair value under SFAS 157 as well as the general classification of such instruments pursuant to the valuation hierarchy described above under SFAS 157.

Assets

Trading Securities and Available- for-Sale Securities—Fair value is determined using quoted market prices in active markets for identical assets, when available. Securities, such as U.S. Treasuries, whose value is based on quoted market prices in active markets for identical assets are classified as level 1. If quoted market prices in active markets for identical assets are not available, we use quoted market prices in active markets for similar securities that we adjust for observable or corroborated pricing services market information. A significant amount of the population is valued using prices provided by pricing services for identical assets. In the absence of observable or corroborated market data, we use internally developed estimates, incorporating market-based assumptions wherever such information is available. The fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Such instruments may generally be classified within level 2 of the valuation hierarchy. Where there is limited activity or less transparency around inputs to the valuation, securities are classified as level 3.

Mortgage Loans Held for Sale—Includes loans where fair value is determined on a pool level, loan level or product and interest rate basis. Level 2 inputs include MBS values. Level 3 inputs include MBS values where

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

price is influenced significantly by extrapolation from observable market data, products in inactive markets or unobservable inputs.

Mortgage Loans Held for Investment—Represents individually impaired loans, classified as level 3, where fair value is less than carrying value. Includes modified and delinquent loans acquired from MBS trusts under SOP 03-3. Valuations are based on regional prices and level 3 inputs include the collateral value used to value the loan.

Acquired Property, Net—Includes foreclosed property received in full satisfaction of a loan. The fair value of our foreclosed properties is determined by third-party appraisals, when available. When third-party appraisals are not available, we estimate fair value based on factors such as prices for similar properties in similar geographical areas and/or assessment through observation of such properties. Our acquired property is classified within level 3 of the valuation hierarchy because significant inputs are unobservable.

Derivatives Assets and Liabilities (collectively, “Derivatives”)— The valuation of risk management derivatives uses observable market data provided by third-party sources where available, resulting in level 2 classification. Certain highly complex derivatives use only a single source of price information due to lack of transparency in the market and may be modeled using significant assumptions, resulting in level 3 classification. Mortgage commitment derivatives use observable market data, quotes and actual transaction levels adjusted for market movement and are typically classified as level 2. Adjustments for market movement that require internal model results and cannot be corroborated by observable market data are classified as level 3.

Guaranty Assets and Buy-ups— Guaranty assets from our retained interests in portfolio securitization are measured at fair value on a recurring basis and are classified within level 3 of the valuation hierarchy. Guaranty assets in a lender swap transaction that are impaired under Emerging Issues Task Force Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to Be Held by a Transferor in Securitized Financial Assets, are measured at fair value on a non-recurring basis and are classified within level 3 of the fair value hierarchy. As described above, level 3 inputs include management’s best estimate of certain key assumptions.

Master Servicing Assets and Liabilities—We value our master servicing assets and liabilities based on the present value of expected cash flows of the underlying mortgage assets using management’s best estimates of certain key assumptions, which include prepayment speeds, forward yield curves, adequate compensation, and discount rates commensurate with the risks involved. Changes in anticipated prepayment speeds, in particular, result in fluctuations in the estimated fair values of our master servicing assets and liabilities. If actual prepayment experience differs from the anticipated rates used in our model, this difference may result in a material change in the fair value. Our master servicing assets and liabilities are classified within level 3 of the valuation hierarchy.

Liabilities

Short-Term Debt and Long-Term Debt—The majority of our debt instruments are priced using pricing services. Where third party pricing is not available on non-callable debt, we use a discounted cash flow approach based on the Fannie Mae yield curve with an adjustment to reflect fair values at the offer side of the market. When third party pricing is not available for callable bonds, we use internally-developed models calibrated to market to price these bonds. Included within Short-Term Debt and Long-Term Debt are structured notes for which we elected the fair value option under SFAS 159. To estimate the fair value of structured notes, cash flows are evaluated taking into consideration any derivatives through which we have swapped out of the structured features of the notes. Where the inputs into the valuation are primarily based upon observable market data, our debt is classified within level 2 of the valuation hierarchy. Where significant inputs are unobservable or valued with a quote from a single source, our debt is classified within level 3 of the valuation hierarchy.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Other Liabilities—Represents dollar roll repurchase transactions that reflect prices for similar securities in the market. Valuations are based on observable market-based inputs, quoted market prices and actual transaction levels adjusted for market movement and are typically classified as level 2. Adjustments for market movement that require internal model results that cannot be corroborated by observable market data are classified as level 3.

Fair Value Option

On January 1, 2008, we adopted SFAS 159. SFAS 159 allows companies the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities, and requires that the difference between the carrying value before election of the fair value option and the fair value of these instruments be recorded as an adjustment to beginning retained earnings in the period of adoption on a contract-by-contract basis.

The following table displays the impact of adopting SFAS 159 to beginning retained earnings as of January 1, 2008.

	Carrying Value		Fair Value as of
	as of January 1, 2008		January 1, 2008
	Prior to Adoption of	Transition	After Adoption of
	Fair Value Option	Gain (Loss)	Fair Value Option
	(Dollars in millions)

Investments in securities	$56,217	$143 (1)	$56,217
Long-term debt	9,809	(10)	9,819

Pre-tax cumulative effective of adoption		133
Increase in deferred taxes		(47)

Cumulative effect of adoption to beginning retained earnings		$86

(1)	We adopted the fair value option for certain securities classified within our mortgage-related and non-mortgage-related investment portfolio previously classified as available-for-sale. These securities are presented in the condensed consolidated balance sheet at fair value in accordance with SFAS 115 and the amount of transition gain was recognized in AOCI as of December 31, 2007 prior to adoption of SFAS 159.

Elections

The following is a discussion of the primary financial instruments for which we made fair value elections and the basis for those elections.

Non-mortgage-related securities

We elected the fair value option for all non-mortgage-related securities, excluding those non-mortgage-related securities that are classified as cash equivalents, as these securities are held primarily for liquidity purposes and fair value reflects the most transparent basis for reporting. As of March 31, 2008, these instruments had an aggregate fair value of $33.2 billion.

Prior to the adoption of SFAS 159, these available-for-sale securities were recorded at fair value in accordance with SFAS 115, with changes recorded in AOCI. Following the election of the fair value option, these securities were reclassified to “Trading securities” in our condensed consolidated balance sheet and are now recorded at fair value with subsequent changes in fair value recorded as “Fair value losses, net” in the condensed consolidated statements of operations.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Mortgage-related securities

We elected the fair value option for certain 15-year and 30-year agency mortgage-related securities that were previously classified as available-for-sale securities in our mortgage portfolio. These securities were selected for the fair value option primarily in order to reduce the volatility in earnings that results from accounting asymmetry between our derivatives that are accounted for at fair value through earnings and our available-for-sale securities that are accounted for at fair value through AOCI. As of March 31, 2008, these instruments had an aggregate fair value of $17.5 billion.

Prior to the adoption of SFAS 159, these securities were recorded at fair value in accordance with SFAS 115. Following the election of the fair value option, these securities were reclassified to “Trading securities” in our condensed consolidated balance sheet and are now recorded at fair value with subsequent changes in fair value recorded as “Fair value losses, net” in the condensed consolidated statements of operation.

Structured debt instruments

We elected the fair value option for short-term and long-term structured debt instruments that are issued in response to specific investor demand and have interest rates that are based on a calculated index or formula and that are economically hedged with derivatives at the time of issuance. By electing the fair value option for these instruments, we are able to eliminate the volatility in our results of operations that would otherwise result from accounting asymmetry created by the accounting for these structured debt instruments at cost and the economic hedges at fair value. As of March 31, 2008, these instruments had an aggregate fair value and unpaid principal balance of $4.5 billion, and an aggregate fair value and unpaid principal balance of $15.1 billion, recorded in “Short-term debt” and “Long-term debt,” respectively, in our condensed consolidated balance sheet.

Following the election of the fair value option, these debt instruments are recorded at fair value with subsequent changes in fair value recorded in “Fair value losses, net.” These structured debt instruments continue to be classified as either “Short-term debt” or “Long-term debt” in the condensed consolidated balance sheets based on their original maturities. Interest accrued on these short-term and long-term debt instruments continues to be recorded in “Interest expense” in our condensed consolidated statements of operations.

Changes in Fair Value under the Fair Value Option Election

The following table displays debt fair value gains (losses), net including changes attributable to instrument-specific credit risk. Amounts are recorded as a component of “Fair value losses, net” in the condensed consolidated statement of operations for the three months ended March 31, 2008, for which the fair value election was made.

	For the Three Months Ended
	March 31, 2008
	Short-Term	Long-Term	Total Gains
	Debt	Debt	(Losses)
	(Dollars in millions)

Changes in instrument-specific risk	$8	$92	$100
Other changes in fair value	(10)	(80)	(90)

Debt fair value gains (losses), net	$(2)	$12	$10

In determining specific risk, the changes in Fannie Mae debt spreads to LIBOR that occurred during the period were taken into consideration with the overall change in the fair value of the debt for which we elected the fair value option under SFAS 159. Specifically, cash flows are evaluated taking into consideration any

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

derivatives through which Fannie Mae has swapped out of the structured features of the notes and thus created a floating rate LIBOR-based debt instrument. The change in value of these LIBOR-based cash flows based on the Fannie Mae yield curve at the beginning and end of the period represents the instrument specific risk.

17.	Commitments and Contingencies

We are party to various types of legal proceedings that are subject to many uncertain factors that are not recorded in the condensed consolidated financial statements. Each of these is described below.

Litigation claims and proceedings of all types are subject to many uncertain factors that generally cannot be predicted with assurance. The following describes our material legal proceedings, examinations and other matters. An unfavorable outcome in certain of these legal proceedings could have a material adverse effect on our business, financial condition, results of operations and cash flows. In view of the inherent difficulty of predicting the outcome of these proceedings, we cannot state with confidence what the eventual outcome of the pending matters will be. Because we concluded that a loss with respect to any pending matter discussed below was not both probable and reasonably estimable as of May 5, 2008, we have not recorded a reserve for any of those matters. With respect to the lawsuits described below, we believe we have valid defenses to the claims in these lawsuits and intend to defend these lawsuits vigorously.

In addition to the matters specifically described herein, we are also involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that we do not expect will have a material impact on our business.

During 2007 and 2008, we advanced fees and expenses of certain current and former officers and directors in connection with various legal proceedings pursuant to indemnification agreements. None of these amounts were material.

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

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

In addition, two individual securities cases were filed by institutional investor shareholders in the U.S. District Court for the District of Columbia. The first case was filed on January 17, 2006 by Evergreen Equity Trust, Evergreen Select Equity Trust, Evergreen Variable Annuity Trust and Evergreen International Trust against us and certain current and former officers and directors. The second individual securities case was filed on January 25, 2006 by 25 affiliates of Franklin Templeton Investments against us, KPMG LLP, and certain current and former officers and directors. On April 27, 2007, KPMG also filed cross-claims against us in this action that are essentially identical to those it alleges in the consolidated shareholder class action. On February 12, 2008 and February 15, 2008, respectively, upon motions by the plaintiffs to dismiss their actions, the court dismissed the individual securities plaintiffs’ separate actions without prejudice to their rights to recover as class members in the consolidated securities class action. KPMG’s cross-claims in the Franklin Templeton case were also voluntarily dismissed without prejudice.

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

The lead plaintiffs filed an amended complaint on September 1, 2006, which added certain third parties as defendants. The amended complaint also added allegations concerning the nature of certain transactions between these entities and Fannie Mae, and added additional allegations from OFHEO’s May 2006 report on its special investigation of Fannie Mae and from a report by the law firm of Paul, Weiss, Rifkind & Garrison LLP on its investigation of Fannie Mae. On May 31, 2007, the court dismissed this consolidated lawsuit in its entirety against all defendants. On June 27, 2007, plaintiffs filed a Notice of Appeal, which is currently pending with the U.S. Court of Appeals for the District of Columbia. On April 16, 2008, the Court of Appeals granted lead plaintiffs’ motion to file a second amended complaint.

On September 20, 2007, James Kellmer, a shareholder who had filed one of the derivative actions that was consolidated into the consolidated derivative case, filed a motion for clarification or, in the alternative, for relief of judgment from the Court’s May 31, 2007 Order dismissing the consolidated case. Mr. Kellmer’s

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

Arthur Derivative Litigation

On November 26, 2007, Patricia Browne Arthur filed a derivative action in the U.S. District Court for the District of Columbia against certain of our current and former officers and directors and against us as a nominal defendant. The complaint alleges that the defendants wrongfully failed to disclose our exposure to the subprime mortgage crisis and that this failure artificially inflated our stock price and allowed certain of the defendants to profit by selling their shares based on material inside information; and that the Board improperly authorized the company to buy back $100 million in shares while the stock price was artificially inflated. The complaint alleges that the defendants violated Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934. It also alleges breaches of fiduciary duties; misappropriation of information; waste of corporate assets; and unjust enrichment. Plaintiff seeks damages on behalf of the company; corporate governance changes; equitable relief in the form of attaching, impounding or imposing a constructive trust on the individual defendants’ assets; restitution; and attorneys’ fees and costs.

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

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

Former CEO Arbitration

On September 19, 2005, Franklin D. Raines, our former Chairman and Chief Executive Officer, initiated arbitration proceedings against Fannie Mae before the American Arbitration Association concerning our obligations under his employment agreement. On April 24, 2006, the arbitrator issued a decision regarding the effective date of Mr. Raines’s retirement. As a result of this decision, on November 17, 2006, the parties entered into a consent award, which partially resolved the issue of amounts due Mr. Raines. In accordance with the consent award, we paid Mr. Raines $2.6 million on November 17, 2006 under his employment agreement. By agreement, final resolution of the unresolved issues was deferred until after our accounting restatement results were announced. On June 26, 2007, counsel for Mr. Raines notified the arbitrator that the parties were unable to resolve the following issues: Mr. Raines’s entitlement to additional shares of common stock under our performance share plan for the three-year performance share cycle that ended in 2003; Mr. Raines’s entitlement to shares of common stock under our performance share plan for the three-year performance share cycles that ended in each of 2004, 2005 and 2006; and Mr. Raines’s entitlement to additional compensation of approximately $140,000.

On April 1, 2008, the parties signed a final stipulation and consent award resolving the issues raised in Mr. Raines’s arbitration without any additional payment by Fannie Mae. Under the final stipulation and consent award, Mr. Raines has agreed not to sue Fannie Mae on the compensation issues reserved in the June 26, 2007 notice to the arbitrator, as well as on any other claims relating to stock options and other forms of incentive compensation. The agreement permits Mr. Raines to pursue such claims only in the event that Fannie Mae directly sues Mr. Raines. In addition, the final stipulation and consent award allows Mr. Raines to share proportionally to the extent Fannie Mae pays to other eligible recipients any additional shares of common stock under the performance share plan for the three-year performance share cycle that ended in 2003, or any shares of stock under the performance share plan for the three-year performance share cycle that ended in 2004.

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

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

Investigation by the New York Attorney General

On November 6, 2007, the New York Attorney General’s Office issued a letter to us discussing that Office’s investigation into appraisal practices in the mortgage industry. The letter also discussed a complaint filed by the Attorney General’s Office against First American Corporation and its subsidiary eAppraiseIT alleging inappropriate appraisal practices engaged in by First American and eAppraiseIT with respect to loans appraised for Washington Mutual, Inc. On March 3, 2008, Fannie Mae, OFHEO and the New York Attorney General entered into an agreement to take certain steps designed to enhance the accuracy and transparency of appraisals conducted on loans delivered to Fannie Mae. Pursuant to the agreement, we agreed to adopt a Home Valuation Protection Code, which establishes requirements governing appraisal selection, solicitation, compensation, conflicts of interest and corporate independence. We will require that lenders represent and warrant that appraisals conducted in connection with conventional single-family loans originated on or after January 1, 2009 that are delivered to us conform to this Code. We also agreed to provide $12 million in funding over a period of five years to establish an Independent Valuation Protection Institute to monitor and study the home valuation process. In connection with this agreement, the New York Attorney General’s Office terminated its investigation of Fannie Mae.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosure about market risk is set forth in “Part I—Item 2—MD&A—Risk Management—Interest Rate Risk Management and Other Market Risks.”

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2008. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures.

Our Chief Executive Officer and Chief Financial Officer have concluded, based on this evaluation, that as of March 31, 2008, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, management has concluded that no such changes have occurred.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements and amends our discussion set forth under “Part I—Item 3—Legal Proceedings” in our 2007 Form 10-K. In addition to the matters specifically described in this item, we are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that do not have a material impact on our business.

We record reserves for claims and lawsuits when they are both probable and reasonably estimable. We presently cannot determine the ultimate resolution of the matters described below and in our 2007 Form 10-K. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, we have not recognized in our consolidated financial statements the potential liability that may result from these matters. If one or more of these matters is determined against us, it could have a material adverse effect on our earnings, liquidity and financial condition.

Securities Class Action Lawsuits

In re Fannie Mae Securities Litigation/KPMG Litigation

In the consolidated class action lawsuit against us and certain of our former officers by holders of our securities, the court issued an order on January 7, 2008 that certified the action as a class action, and appointed the lead plaintiffs as class representatives and their counsel as lead counsel. The court defined the class as all purchasers of Fannie Mae common stock and call options and all sellers of publicly traded Fannie Mae put options during the period from April 17, 2001 through December 22, 2004.

On February 12, 2008 and February 15, 2008, respectively, upon motions by the plaintiffs to dismiss their actions, the court dismissed the two individual securities plaintiffs’ separate actions against us and certain of our current and former officers and directors without prejudice to their rights to recover as class members in the consolidated securities class action. KPMG’s cross-claims in the Franklin Templeton case, one of the individual securities plaintiffs’ actions, were also voluntarily dismissed without prejudice.

In our accounting malpractice suit against KPMG LLP, our former outside auditor, which has been consolidated with the consolidated securities class action lawsuit for pretrial purposes, we filed an amended complaint on February 15, 2008, adding additional allegations. We are seeking compensatory damages in excess of $2 billion to recover costs related to our restatement and other damages. On February 15, 2008, KPMG LLP amended cross-claims it has filed against us in the securities action. KPMG is seeking unspecified compensatory, consequential, restitutionary, rescissory and punitive damages, including purported damages related to legal costs, exposure to legal liability, costs and expenses of responding to investigations related to our accounting, lost fees, attorneys’ fees, costs and expenses.

Shareholder Derivative Lawsuits

In re Fannie Mae Shareholder Derivative Litigation

In the consolidated shareholder derivative lawsuit against certain of our current and former officers and directors and against us as a nominal defendant, on April 16, 2008, the U.S. Court of Appeals for the District of Columbia granted lead plaintiffs’ motion to file a second amended complaint.

Investigation by the New York Attorney General

On March 3, 2008, Fannie Mae, OFHEO and the New York Attorney General entered into an agreement to take certain steps designed to enhance the accuracy and transparency of appraisals conducted on loans delivered to Fannie Mae. Pursuant to the agreement, we agreed to adopt a Home Valuation Protection Code, which establishes requirements governing appraisal selection, solicitation, compensation, conflicts of interest and corporate independence. We will require that lenders represent and warrant that appraisals conducted in connection with conventional single-family loans originated on or after January 1, 2009 that are delivered to us conform to this Code. We also agreed to provide $12 million in funding over a period of five years to establish an Independent Valuation Protection Institute to monitor and study the home valuation process. In connection with this agreement, the New York Attorney General’s Office terminated its investigation of Fannie Mae.

Former CEO Arbitration

In the arbitration proceeding with Franklin D. Raines, our former Chairman and Chief Executive Officer, on April 1, 2008, the parties signed a final stipulation and consent award resolving the issues raised in Mr. Raines’s arbitration without any additional payment by Fannie Mae. Under the final stipulation and consent award, Mr. Raines has agreed not to sue Fannie Mae on the compensation issues reserved in the June 26, 2007 notice to the arbitrator, as well as on any other claims relating to stock options and other forms of incentive compensation. The agreement permits Mr. Raines to pursue such claims only in the event that Fannie Mae directly sues Mr. Raines. In addition, the final stipulation and consent award allows Mr. Raines to share proportionally to the extent Fannie Mae pays to other eligible recipients any additional shares of common stock under the performance share plan for the three-year performance share cycle that ended in

2003, or any shares of stock under the performance share plan for the three-year performance share cycle that ended in 2004.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Part I—Item 1A—Risk Factors” in our 2007 Form 10-K, as supplemented and updated by the discussion below. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. The risks described in our 2007 Form 10-K and in this report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

The discussion below supplements and updates the discussion of risk factors in our 2007 Form 10-K. Also refer to the discussion in “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for additional information that may supplement or update the discussion of risk factors in our 2007 Form 10-K.

We depend on our mortgage insurer counterparties to provide services that are critical to our business. If one or more of these counterparties defaults on its obligations to us or becomes insolvent, it could materially adversely affect our earnings, liquidity, financial condition and capital position.

Recent increases in mortgage insurance claims due to higher credit losses in recent periods have adversely affected the financial results and condition of many mortgage insurers. The weakened financial condition of many of our mortgage insurer counterparties creates an increased risk that these counterparties will fail to fulfill their obligations to reimburse us for claims under insurance policies. If the financial condition of one or more of these mortgage insurer counterparties deteriorates further, it could result in a material increase in our loss reserves and the fair value of our guaranty obligations if we determine it is probable that we would not collect all of our claims from the affected mortgage insurer, which could adversely affect our earnings, liquidity, financial condition and capital position. In addition, if a mortgage insurer implements a run-off plan in which the insurer no longer enters into new business, the quality and speed of their claims processing could deteriorate.

If one or more of our primary mortgage insurer counterparties were to become insolvent or no longer enter into new business, or if we were no longer willing to conduct business with one or more of these counterparties, it is likely we would further increase our concentration risk with the remaining mortgage insurers in the industry. In addition, we are generally required pursuant to our charter to obtain credit enhancement on conventional single-family mortgage loans that we purchase or securitize with loan-to-value ratios over 80% at the time of purchase. Accordingly, if we are no longer able or willing to conduct business with some of our primary mortgage insurer counterparties and we do not find suitable alternative methods of obtaining credit enhancement for these loans, we may be restricted in our ability to purchase loans with high loan-to-value ratios. This restriction could negatively impact our competitive position and our earnings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

Recent Sales of Unregistered Securities

Under the Fannie Mae Stock Compensation Plan of 1993 and the Fannie Mae Stock Compensation Plan of 2003 (the “Plans”), we regularly provide stock compensation to employees and members of the Board of Directors to attract, motivate and retain these individuals and promote an identity of interests with shareholders.

In consideration of services rendered or to be rendered, we issued 4.2 million shares of restricted stock during the quarter ended March 31, 2008. These share issuances were primarily annual awards made to employees as part of our normal compensation cycle, as well as issuances made in connection with hirings and promotions. For more information about our 2003 Stock Compensation Plan, refer to “Proposal 3: Approval of Amendment to Fannie Mae Stock Compensation Plan of 2003—Summary Description of the Plan” in our proxy statement for our 2007 Annual Meeting of Shareholders, filed with the SEC on November 2, 2007. In addition, 197,918 restricted stock units vested, as a result of which 129,112 shares of common stock were issued and 68,806 shares of common stock that otherwise would have been issued were withheld by us in lieu of requiring the recipients to pay us the withholding taxes due upon vesting. Shares of restricted stock and restricted stock units granted under the Plans typically vest in equal annual installments over three or four years beginning on the first anniversary of the date of grant. Each restricted stock unit represents the right to receive a share of common stock at the time of vesting. As a result, restricted stock units are generally similar to restricted stock, except that restricted stock units do not confer voting rights on their holders.

All shares of restricted stock and restricted stock units were granted to persons who were employees or members of the Board of Directors of Fannie Mae.

Non-management members of our Board of Directors may elect to convert their cash retainer payments into shares of deferred common stock beginning in 2008. On March 31, 2008, we issued 4,766 shares of deferred common stock to directors in lieu of $125,000 in cash retainer payments for the first quarter of 2008. Deferred shares receive dividend equivalents which are reinvested in additional deferred shares. Each deferred share represents the right to receive a share of common stock upon distribution, which is approximately six months after the director has left the Board.

On June 15, 2007, our Board of Directors determined that a portion of contingent awards of our common stock under our Performance Share Program would be paid out. Accordingly, on January 4, 2008, we paid out 58,943 shares of common stock to current and former employees, as a result of which 36,051 shares of common stock were issued and 22,892 shares of common stock that otherwise would have been issued were withheld by us in lieu of requiring the recipients to pay us the withholding taxes due upon the payment of these awards.

In addition, on January 28, 2008, we made a final contribution of 348,757 shares to the Fannie Mae Employee Stock Ownership Plan (“ESOP”). As part of the changes to our retirement program, participation in the ESOP was frozen and the accounts of our current employees in the ESOP have been fully vested.

The securities we issue are “exempted securities” under laws administered by the SEC to the same extent as securities that are obligations of, or are guaranteed as to principal and interest by, the United States. As a result, we do not file registration statements with the SEC with respect to offerings of our securities.

Information about Certain Securities Issuances by Fannie Mae

Pursuant to SEC regulations, public companies are required to disclose certain information when they incur a material direct financial obligation or become directly or contingently liable for a material obligation under an off-balance sheet arrangement. The disclosure must be made in a current report on Form 8-K under Item 2.03 or, if the obligation is incurred in connection with certain types of securities offerings, in prospectuses for that offering that are filed with the SEC.

Fannie Mae’s securities offerings are exempted from SEC registration requirements. As a result, we are not required to and do not file registration statements or prospectuses with the SEC with respect to our securities offerings. To comply with the disclosure requirements of Form 8-K relating to the incurrence of material financial obligations, we report our incurrence of these types of obligations either in offering circulars or prospectuses (or supplements thereto) that we post on our Web site or in a current report on Form 8-K, in accordance with a “no-action” letter we received from the SEC Staff. In cases where the information is disclosed in a prospectus or offering circular posted on our Web site, the document will be posted on our Web site within the same time period that a prospectus for a non-exempt securities offering would be required to be filed with the SEC.

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

We are providing our Web site addresses and the Web site address of the SEC solely for your information. Information appearing on our Web site or on the SEC’s Web site is not incorporated into this quarterly report on Form 10-Q.

(b) None.

(c) Share Repurchases

Issuer Purchases of Equity Securities

The following table shows shares of our common stock we repurchased during the first quarter of 2008.

				Maximum Number
			Total Number of	of Shares that
	Total Number	Average	Shares Purchased	May Yet be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
	Purchased(1)	per Share	Announced Program(2)	the Program(3)(4)
	(Shares in thousands)

2008
January 1-31	361,038	$33.43	—	55,065
February 1-29	82,730	29.03	—	58,741
March 1-31	46,650	21.27	—	58,542
Total	490,418

(1)	Consists of shares of common stock reacquired from employees to pay an aggregate of approximately $15.5 million in withholding taxes due upon the vesting of restricted stock.

(2)	On January 21, 2003, we publicly announced that the Board of Directors had approved a share repurchase program (the “General Repurchase Authority”) under which we could purchase in open market transactions the sum of (a) up to 5% of the shares of common stock outstanding as of December 31, 2002 (49.4 million shares) and (b) additional shares to offset stock issued or expected to be issued under our employee benefit plans. No shares were repurchased during the first quarter of 2008 pursuant to the General Repurchase Authority. The General Repurchase Authority has no specified expiration date.

(3)	Consists of the total number of shares that may yet be purchased under the General Repurchase Authority as of the end of the month, including the number of shares that may be repurchased to offset stock that may be issued pursuant to awards outstanding under our employee benefit plans. Repurchased shares are first offset against any issuances of stock under our employee benefit plans. To the extent that we repurchase more shares in a given month than have been issued under our plans, the excess number of shares is deducted from the 49.4 million shares approved for repurchase under the General Repurchase Authority. Because of new stock issuances and expected issuances pursuant to new grants under our employee benefit plans, the number of shares that may be purchased under the General Repurchase Authority fluctuates from month to month. See “Notes to Consolidated Financial Statements—Note 13, Stock-Based Compensation Plans” in our 2007 Form 10-K, filed with the SEC on February 27, 2008, for information about shares issued, shares expected to be issued, and shares remaining available for grant under our employee benefit plans. Shares that remain available for grant under our employee benefit plans are not included in the amount of shares that may yet be purchased reflected in the table above.

(4)	Does not reflect the surrender of 758,601 stock options by certain former executive officers pursuant to consent orders entered into between OFHEO and these former executive officers in April 2008.

Dividend Restrictions

Our payment of dividends is subject to certain restrictions. Under the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, OFHEO has authority to prohibit capital distributions, including payment of dividends, if we fail to meet our capital requirements. If OFHEO classifies us as significantly undercapitalized, approval of the Director of OFHEO is required for any dividend payment. In addition, during any period in which we defer payment of interest on qualifying subordinated debt, we may not declare or pay dividends on, or redeem, purchase or acquire, our common stock or preferred stock. Our qualifying subordinated debt requires us to defer the payment of interest for up to five years if either: (i) our core capital is below 125% of our critical capital requirement; or (ii) our core capital is below our statutory minimum capital requirement, and the U.S. Secretary of the Treasury, acting on our request, exercises his or her discretionary authority pursuant to Section 304(c) of the Charter Act to purchase our debt obligations. To date, no triggering events have occurred that would require us to defer interest payments on our qualifying subordinated debt.

Payment of dividends on our common stock is also subject to the prior payment of dividends on our 15 series of preferred stock, representing an aggregate of 466,375,000 shares outstanding as of March 31, 2008. Quarterly dividends declared on the shares of our preferred stock outstanding totaled $322 million for the quarter ended March 31, 2008.

For a description of our capital requirements, refer to “Part I—Item 1—Business—Our Charter and Regulation of Our Activities—Regulation and Oversight of Our Activities—OFHEO Regulation” in our 2007 Form 10-K.

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

Date: May 6, 2008

By:	/s/ Stephen M. Swad
Stephen M. Swad
Executive Vice President and
Chief Financial Officer

Date: May 6, 2008

INDEX TO EXHIBITS

Item	Description

3.1	Fannie Mae Charter Act (12 U.S.C. § 1716 et seq.) (Incorporated by reference to Exhibit 3.1 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
3.2	Fannie Mae Bylaws, as amended through February 29, 2008
4.1	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series D (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.2	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series E (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.3	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series F (Incorporated by reference to Exhibit 4.3 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.4	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series G (Incorporated by reference to Exhibit 4.4 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.5	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series H (Incorporated by reference to Exhibit 4.5 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.6	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series I (Incorporated by reference to Exhibit 4.6 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.7	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series L (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.)
4.8	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series M (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)
4.9	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series N (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)
4.10	Certificate of Designation of Terms of Fannie Mae Non-Cumulative Convertible Preferred Stock, Series 2004-1 (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed January 4, 2005.)
4.11	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series O (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s Current Report on Form 8-K, filed January 4, 2005.)
4.12	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series P (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed September 28, 2007.)
4.13	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series Q (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed October 5, 2007.)
4.14	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series R (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed November 21, 2007.)
4.15	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series S (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed December 11, 2007.)
10.1	Fannie Mae Elective Deferred Compensation Plan II (Incorporated by reference to Exhibit 10.7 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2007.)
10.2	Federal National Mortgage Association Supplemental Pension Plan, as amended November 20, 2007 (Incorporated by reference to Exhibit 10.10 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2007.)
10.3	Fannie Mae Supplemental Pension Plan of 2003, as amended November 20, 2007 (Incorporated by reference to Exhibit 10.12 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2007.)
10.4	Fannie Mae Procedures for Deferral and Diversification of Awards, as amended effective January 1, 2008 (Incorporated by reference to Exhibit 10.20 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2007.)
10.5	Fannie Mae Supplemental Retirement Savings Plan (Incorporated by reference to Exhibit 10.22 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2007.)
10.6	Form of Restricted Stock Units Award Document adopted January 23, 2008 (Incorporated by reference to Exhibit 10.27 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2007.)

E-1

Item	Description

10.7	Fannie Mae Annual Incentive Plan, as amended and restated January 1, 2007, as amended effective January 1, 2008 (Incorporated by reference to Exhibit 10.17 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2007.)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

E-2

LE047