Form 10-Q
period 2008-06-30
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2008-08-08
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
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

As of June 30, 2008, there were 1,076,594,797 shares of common stock outstanding.

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

INTRODUCTION

Fannie Mae is a government-sponsored enterprise (“GSE”), owned by private shareholders (NYSE: FNM) and chartered by Congress to support liquidity and stability in the secondary mortgage market. Our business includes three integrated business segments—Single-Family Credit Guaranty (“Single-Family”), Housing and Community Development (“HCD”), and Capital Markets—that work together to provide services, products and solutions to our lender customers and a broad range of housing partners. Together, our business segments contribute to our chartered mission objectives, helping to increase the total amount of funds available to finance housing in the United States and to make homeownership more available and affordable for low-, moderate- and middle-income Americans. We also work with our customers and partners to increase the availability and affordability of rental housing. Although we are a corporation chartered by the U.S. Congress, the U.S. government does not guarantee, directly or indirectly, our securities or other obligations. Our business is self-sustaining and funded exclusively with private capital.

Our Single-Family business works with our lender customers to securitize single-family mortgage loans into Fannie Mae mortgage-backed securities (“Fannie Mae MBS”) and to facilitate the purchase of single-family mortgage loans for our mortgage portfolio. Our HCD business works with our lender customers to securitize multifamily mortgage loans into Fannie Mae MBS and to facilitate the purchase of multifamily mortgage loans for our mortgage portfolio. Our HCD business also makes debt and equity investments to increase the supply of affordable housing. Our Capital Markets group manages our investment activity in mortgage loans, mortgage-related securities and other investments, our debt financing activity, and our liquidity and capital positions. We fund our investments primarily through proceeds from our issuance of debt securities in the domestic and international capital markets.

SELECTED FINANCIAL DATA

The selected financial data presented below is summarized from our condensed consolidated results of operations for the three and six months ended June 30, 2008 and 2007, as well as from selected condensed consolidated balance sheet data as of June 30, 2008 and December 31, 2007. This data should be read in conjunction with this MD&A, as well as with the unaudited condensed consolidated financial statements and related notes included in this report and with our audited consolidated financial statements and related notes included in our 2007 Form 10-K.

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007(1)	2008	2007(1)
	(In millions, except per share amounts)

Statement of operations data:
Net interest income	$2,057	$1,193	$3,747	$2,387
Guaranty fee income	1,608	1,120	3,360	2,218
Losses on certain guaranty contracts	—	(461)	—	(744)
Trust management income	75	150	182	314
Fair value gains (losses), net(2)	517	1,424	(3,860)	858
Other income (expenses), net(3)	(889)	(3)	(1,059)	397
Credit-related expenses(4)	(5,349)	(518)	(8,592)	(839)
Net income (loss)	(2,300)	1,947	(4,486)	2,908
Preferred stock dividends and issuance costs at redemption	(303)	(118)	(625)	(253)
Net income (loss) available to common stockholders	(2,603)	1,829	(5,111)	2,655

Per common share data:
Earnings (loss) per share:
Basic	$(2.54)	$1.88	$(5.11)	$2.73
Diluted	(2.54)	1.86	(5.11)	2.72
Weighted-average common shares outstanding:
Basic	1,025	973	1,000	973
Diluted	1,025	1,001	1,000	1,001
Cash dividends declared per common share	$0.35	$0.50	$0.70	$0.90

New business acquisition data:
Fannie Mae MBS issues acquired by third parties(5)	$137,731	$134,440	$293,433	$259,642
Mortgage portfolio purchases(6)	61,347	48,676	97,670	84,833

New business acquisitions	$199,078	$183,116	$391,103	$344,475

	As of
	June 30,	December 31,
	2008	2007(1)
	(Dollars in millions)

Balance sheet data:
Investments in securities:
Trading	$99,562	$63,956
Available-for-sale	245,226	293,557
Mortgage loans:
Loans held for sale	6,931	7,008
Loans held for investment, net of allowance	411,300	396,516
Total assets	885,918	879,389
Short-term debt	240,223	234,160
Long-term debt	559,279	562,139
Total liabilities	844,528	835,271
Preferred stock	21,725	16,913
Total stockholders’ equity	41,226	44,011

Regulatory capital data:
Core capital(7)	$46,964	$45,373
Total capital(8)	55,568	48,658

Book of business data:
Mortgage portfolio(9)	$754,116	$727,903
Fannie Mae MBS held by third parties(10)	2,252,282	2,118,909
Other guarantees(11)	31,812	41,588

Mortgage credit book of business	$3,038,210	$2,888,400

Guaranty book of business(12)	$2,898,207	$2,744,237

	For the				For the
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2008		2007(1)		2008		2007(1)

Ratios:
Return on assets ratio(13)*	(1.20)%		0.86%		(1.16)%		0.62%
Return on equity ratio(14)*	(50.3)		22.6		(43.9)		16.6
Equity to assets ratio(15)*	4.6		4.8		4.8		4.8
Dividend payout ratio(16)	N/A		26.8		N/A		33.1
Average effective guaranty fee rate (in basis points)(17)	26.3	bp	21.5	bp	27.9	bp	21.6	bp
Credit loss ratio (in basis points)(18)	17.5	bp	4.0	bp	15.1	bp	3.7	bp

(1)	Certain prior period amounts have been reclassified to conform to the current period presentation.

(2)	Consists of the following: (a) derivatives fair value gains (losses), net; (b) trading securities gains (losses), net; (c) hedged mortgage assets gains (losses), net; (d) debt foreign exchange gains (losses), net; and (e) debt fair value gains (losses), net.

(3)	Consists of the following: (a) investment gains (losses), net; (b) debt extinguishment gains (losses), net; (c) losses from partnership investments; and (d) fee and other income.

(4)	Consists of provision for credit losses and foreclosed property expense.

(5)	Unpaid principal balance of Fannie Mae MBS issued and guaranteed by us during the reporting period less: (a) securitizations of mortgage loans held in our portfolio during the reporting period and (b) Fannie Mae MBS purchased for our investment portfolio during the reporting period.

(6)	Unpaid principal balance of mortgage loans and mortgage-related securities we purchased for our investment portfolio during the reporting period. Includes mortgage-related securities acquired through the extinguishment of debt and capitalized interest.

(7)	The sum of (a) the stated value of outstanding common stock (common stock less treasury stock); (b) the stated value of outstanding non-cumulative perpetual preferred stock; (c) paid-in capital; and (d) our retained earnings. Core capital excludes accumulated other comprehensive income (loss).

(8)	The sum of (a) core capital and (b) the total allowance for loan losses and reserve for guaranty losses, less (c) the specific loss allowance (that is, the allowance required on individually impaired loans).

(9)	Unpaid principal balance of mortgage loans and mortgage-related securities held in our portfolio.

(10)	Unpaid principal balance of Fannie Mae MBS held by third-party investors. The principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

(11)	Includes single-family and multifamily credit enhancements that we have provided and that are not otherwise reflected in the table.

(12)	Unpaid principal balance of: mortgage loans held in our mortgage portfolio; Fannie Mae MBS (whether held in our mortgage portfolio or held by third parties); and other credit enhancements that we provide on mortgage assets. Excludes non-Fannie Mae mortgage-related securities held in our investment portfolio for which we do not provide a guaranty. The principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

(13)	Annualized net income (loss) available to common stockholders divided by average total assets during the period.

(14)	Annualized net income (loss) available to common stockholders divided by average outstanding common equity during the period.

(15)	Average stockholders’ equity divided by average total assets during the period.

(16)	Common dividends declared during the period divided by net income (loss) available to common stockholders for the period.

(17)	Annualized guaranty fee income as a percentage of average outstanding Fannie Mae MBS and other guarantees during the period.

(18)	Annualized (a) charge-offs, net of recoveries and (b) foreclosed property expense, as a percentage of the average guaranty book of business during the period. We exclude from our credit loss ratio any initial losses recorded on delinquent loans purchased from MBS trusts pursuant to Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”), when the purchase price of seriously delinquent loans that we purchase from Fannie Mae MBS trusts exceeds the fair value of the loans at the time of purchase. Also excludes the difference between the unpaid principal balance of HomeSaver Advancetm loans at origination and the estimated fair value of these loans. Our credit loss ratio including the effect of these initial losses recorded pursuant to SOP 03-3 and related to HomeSaver Advance loans was 22.6 basis points and 4.7 basis points for the three months ended June 30, 2008 and 2007, respectively, and 21.7 basis points and 4.4 basis points for the six months ended June 30, 2008 and 2007, respectively. We previously calculated our credit loss ratio based on credit losses as a percentage of our mortgage credit book of business, which includes non-Fannie Mae mortgage-related securities held in our mortgage investment portfolio that we do not guarantee. Because losses related to non-Fannie Mae mortgage-related securities are not reflected in our credit losses, we revised the calculation of our credit loss ratio to reflect credit losses as a percentage of our guaranty book of business. Our credit loss ratio calculated based on our mortgage credit book of business would have been 16.7 basis points and 3.8 basis points for the three months ended June 30, 2008 and 2007, respectively, and 14.3 basis points and 3.5 basis points for the six months ended June 30, 2008 and 2007, respectively.

Note:

* Average balances for purposes of the ratio calculations are based on beginning and end of period balances.

EXECUTIVE SUMMARY

Our “Executive Summary” presents a high-level overview of the most significant factors focused on by our management in currently evaluating our business and financial position and prospects.

Conditions in the Housing and Mortgage Markets

The housing and mortgage markets have experienced unprecedented challenges during 2008 and those challenges have driven our financial results. The housing market downturn that began in 2006 continued through 2007 and has further deteriorated in 2008. The market continues to experience declines in new and existing home sales, mortgage originations and home prices, as well as increases in inventories of unsold homes, mortgage delinquencies, defaults and foreclosures. Growth in U.S. residential mortgage debt outstanding slowed to an estimated annual rate of 2.9% based on the first three months of 2008, compared with an estimated annual rate of 8.0% based on the first three months of 2007. We estimate that home prices declined by 0.6% on a national basis during the second quarter of 2008, which translates to an 8% total national decline since the beginning of the downturn in the second quarter of 2006. We have seen more severe declines in certain states, such as California, Florida, Nevada and Arizona, which have experienced home price declines of 24% or more since their 2006 peaks. While we continue to expect home price declines in 2008 to be within our estimated 7% to 9% range, and peak-to-trough home price declines to be within our estimated 15% to 19% range, we see the trend moving toward the high end of those ranges, driven in particular by higher home price declines in certain regions.

Summary of Our Financial Results for the Second Quarter of 2008

The challenges experienced in the housing and mortgage markets during 2008 have impacted our financial results. For the second quarter of 2008, we recorded a net loss of $2.3 billion and a diluted loss per share of $2.54, compared with a net loss of $2.2 billion and a diluted loss per share of $2.57 for the first quarter of 2008. We recorded net income of $1.9 billion and diluted earnings per share of $1.86 for the second quarter of 2007. The $114 million increase in our net loss for the second quarter of 2008 compared with the first quarter of 2008 was driven principally by credit-related expenses. During the quarter, net deferred tax assets increased by $2.8 billion from $17.8 billion at March 31, 2008 to $20.6 billion at June 30, 2008, due primarily to the increase in our combined loan loss reserves. As we have continued to serve the market, we have seen growth in our book of business and market share since December 31, 2007. Our mortgage credit book of business increased to $3.0 trillion as of June 30, 2008, up from $2.9 trillion as of December 31, 2007. Our estimated market share of new single-family mortgage-related securities issuances remains high at approximately 45.4% for the second quarter of 2008, compared with an estimated 50.1% in the first quarter, and an estimated 27.9% for the second quarter of 2007.

We provide a more detailed discussion of key factors affecting changes in our results of operations and financial condition in “Consolidated Results of Operations,” “Business Segment Results,” “Consolidated Balance Sheet Analysis,” “Supplemental Non-GAAP Information—Fair Value Balance Sheets,” and “Risk Management—Credit Risk Management—Mortgage Credit Risk Management—Mortgage Credit Book of Business.”

Market Events of July 2008

In mid-July, following the close of the second quarter, liquidity and trading levels in the capital markets became extremely volatile, and the functioning of the markets was disrupted. The market value of our common stock dropped rapidly, to its lowest level since October 1990, and we experienced reduced demand for our unsecured debt and MBS products. This market disruption caused a significant increase in our cost of funding and a substantial increase in mark-to-market losses on our trading securities arising from a significant widening of credit spreads. In addition, during July, credit performance continued to deteriorate, and we recorded charge-offs and foreclosed property expenses that were higher than we had experienced in any month during the second quarter and higher than we expected, driven by higher defaults and higher loan loss severities in markets most affected by the steep home price declines. Greater credit losses in July not only reduce our July net income through our actual realized losses, but also affect us as we expect that we will need to make further increases to our combined loss reserves in the second half of 2008 to incorporate our experience in July.

Credit

As noted above, the housing and mortgage market downturn negatively impacted us in the second quarter. Our quarterly default rate increased from 12 basis points in the first quarter of 2008 to 14 basis points in the second quarter of 2008, with particular acceleration in defaults from states, such as California, Arizona, Nevada and Florida, and certain vintages (2006 and 2007) that carry a higher than average unpaid principal balance. Average initial charge-off severity has also increased, with our average initial charge-off severity rate increasing from 19% in the first quarter of 2008 to 23% in the second quarter of 2008. Increases in our default and initial charge-off severity rates are both driven primarily by losses on our Alt-A loans in markets most affected by the steep home price declines. The deterioration in the credit performance of our higher risk loans is especially pronounced in our Alt-A mortgage book, with particular pressure on loans with layered risk, such as loans with subordinate financing and interest-only payment terms. As of June 30, 2008, our Alt-A mortgage loans represented approximately 11% of our total single-family mortgage credit book of business, and accounted for 49% of our credit losses for the second quarter of 2008.

Because we use our most recent actual experience to make projections, we are incorporating the July events described above into our current forecasts. In light of our experience during the second quarter and our credit performance in July, we are increasing our forecast for our credit loss ratio (which excludes SOP 03-3 and HomeSaver Advancetm fair value losses) to 23 to 26 basis points for 2008, as compared with our previous guidance of 13 to 17 basis points. We continue to anticipate that our credit loss ratio will increase further in 2009 compared with 2008. We also expect significant additions to our combined loss reserves through the remainder of 2008. Finally, while we expect that 2008 will be our peak year for credit-related expenses as we build our combined loss reserves in anticipation of charge-offs we expect to incur in 2009 and 2010, the total amount of credit-related expenses will be significant in 2009.

One significant offset to credit-related expenses is the revenue we earn. We have two main sources of revenue: the guaranty fee income we generate over time from our existing guaranty book of business and from new guaranty business, and the net interest income we earn on the assets we hold in our portfolio. We generated $7.7 billion of revenue in the first half of 2008 and expect to generate revenues in the second half of the year similar to those generated in the first half of the year.

In light of continued deterioration in credit performance, we have been, and are continuing, to take steps designed to mitigate our credit losses. During the second quarter, we took a variety of steps to address credit losses using a variety of tools.

•	Underwriting Changes. We have continued to review and revise our underwriting standards through eligibility changes, including those implemented through our most recent release of DesktopUnderwriter®, which tightens existing standards. These revisions have resulted in a significant reduction in the volume of the types of loans that currently represent a majority of our credit losses. Effective January 1, 2009, we are discontinuing the purchase of newly originated lender-channel Alt-A loans. In addition, we will continue to review our underwriting standards and may in the future make additional changes as necessary to reflect future changes in the market.

•	Workout Rates of Delinquent Loans. We have increased our workout rate from approximately 50% of problem loans in 2007 to 56% in the first half of the year. We are targeting a workout ratio goal of 60% by the end of the year, reflecting a substantial expansion of our loss mitigation activities, personnel and initiatives.

•	Review of Defaulted Loans. We have increased efforts to pursue recoveries from lenders, focusing especially on our Alt-A book, by expanding loan reviews in cases where we incurred a loss or could incur a loss due to fraud or improper lending practices. We expect this effort is likely to increase our recoveries in 2008 and 2009.

•	REO Inventory Management. As our foreclosure rates have increased, our inventory of REO properties has increased. We are enhancing our REO inventory management capabilities by opening offices in the hardest hit regions, such as California and Florida, and increasing our local resources devoted to property management and sales efforts. We have expanded our network of firms to assist in property disposition to ensure we have adequate capacity to sell the additional properties we expect to acquire through foreclosure. Finally, we are evaluating various proposals we have received from third parties involving the sale of properties in bulk transactions.

In addition to these specific activities, we are continuing to develop strategies designed to mitigate the increase in our credit losses. We have formed a multi-disciplinary team in credit risk, operations and financial management devoted to supporting loss mitigation and foreclosure prevention and have significantly increased the level of internal management and staff resources engaged in that effort.

For a further description of our credit risk management, refer to “Consolidated Results of Operations—Credit-Related Expenses” and “Risk Management—Credit Risk Management—Mortgage Credit Risk Management.”

Capital

As noted above, the market conditions that we experienced during the second quarter were more negative than we anticipated, and that trend accelerated in July. Our core capital as of June 30, 2008 was $47.0 billion, $14.3 billion above our statutory minimum capital requirement and $9.4 billion above our regulator-directed 15% surplus requirement. We currently expect that we will remain above our regulatory capital requirement for the remainder of 2008. (Our “regulatory capital requirement” is equal to our statutory minimum capital requirement plus any additional surplus above that statutory minimum that we expect our regulator will require us to hold.) Due to the volatile market conditions, we now have less visibility into our capital position in 2009. We currently have internally prepared scenarios, derived from our own statistical models and management’s judgment, that indicate that we will remain above our regulatory capital requirement through 2009, and others that show that we may not. There are a variety of current uncertainties that make estimates for 2009 challenging, including:

•	the credit performance of the loans in our mortgage credit book of business;

•	the pace at which we realize credit losses;

•	the impact of the recently passed housing legislation, and the timing of that impact;

•	the amount and pace of home price declines;

•	the impact of other factors, such as unemployment rates and energy prices, on overall economic conditions and borrower behavior;

•	the amount of impairments we are required to take on our securities;

•	the impact of credit spreads on mark-to-market values;

•	changes in state laws and judicial actions with respect to foreclosure;

•	the cost of our funding;

•	the amount of mortgage insurance claims that are paid;

•	the ability to recover our deferred tax asset;

•	the amount of revenue we generate; and

•	the inter-relationship among and between these factors in the current mortgage market.

For more information regarding risks to our business that may impact performance and capital levels, refer to “Part II—Item 1A—Risk Factors.”

Our capital position, and whether we are classified as “adequately capitalized” for regulatory purposes, also depends on the level of capital we are required to hold by our regulator. In May 2008, the Office of Federal Housing Enterprise Oversight (“OFHEO”) indicated its intention to reduce our capital surplus requirement by five percentage points to a 10% surplus requirement in September 2008, based upon our continued maintenance of excess capital well above OFHEO’s regulatory requirement and no material adverse change to our ongoing regulatory compliance. Under the recently enacted Federal Housing Finance Regulatory Reform Act of 2008 (the “Regulatory Reform Act”), our new regulator, the Federal Housing Finance Authority (“FHFA”), has new authority to increase our regulatory capital requirement pursuant to a formal rulemaking process and consultation with the Chairman of the Board of Governors of the Federal Reserve System, but we do not yet know what those capital levels will be. In addition, OFHEO has recently finalized rules modifying our regulatory risk-based capital stress test which will be applied beginning with the third quarter of 2008. The uncertainties that make 2009 estimates challenging also impact the calculation of this requirement, adding additional uncertainty to the regulatory requirements for capital. We are in ongoing dialogue with our regulator regarding our capital position. For more information regarding our regulatory capital requirements, including the newly finalized risk-based capital requirements, refer to “Liquidity and Capital Management—Capital Management—Regulatory Capital Requirements.”

In light of volatile market conditions, it is critical that we manage our capital levels to maintain a capital cushion well in excess of our regulatory capital requirement. To that end, we use strategies designed to preserve and protect our capital. In addition, we may, from time to time, raise capital opportunistically. Management continues to carefully monitor our capital and dividend positions and the trends impacting those positions and, if necessary, intends to take actions designed to help mitigate the impacts of a worsening environment on those positions. In this environment, conditions that negatively impact capital can develop rapidly and are based on a variety of factors. Therefore, we may need to take action quickly to respond.

We have already begun to take some of those actions. Today, the Board of Directors announced that the company is decreasing the dividend on our common stock to five cents per share. On August 4, 2008, we announced an increase in our guaranty fee pricing on new acquisitions commensurate with the risks in the current market. We are also prudently managing the size of our balance sheet. Finally, we are evaluating our costs and expenses and expect to reduce ongoing operating costs by 10% by year end 2009. Additional steps we could take include: reducing or eliminating our dividends; slowing growth; decreasing the size of the balance sheet; further raising guaranty fees; and raising additional capital (which could be dilutive). Some of these actions could have negative consequences, including decreased revenue due to growth limitations, or increased mark-to-market charges associated with the decreased liquidity for mortgage assets that could arise from a reduction in our market activity. If our capital fails to meet standards set by our regulator, our regulator could require us to enter into a capital restoration plan or take other actions. As discussed below, the U.S. Treasury is authorized to buy Fannie Mae’s debt, equity and other securities, subject to our agreement.

For more information regarding our capital management, including our recent capital raises, refer to “Liquidity and Capital Management—Capital Management—Capital Activity—Capital Management Actions.” For more information regarding our capital measures, refer to “Notes to the Condensed Consolidated Financial Statements—Note 15, Regulatory Capital Requirements.”

Legislative and Regulatory Actions

On July 30, 2008, President Bush signed into law the Housing and Economic Recovery Act of 2008 that included GSE regulatory reform legislation. The legislation, which is described in more detail in “Legislation Relating to Our Regulatory Framework,” establishes FHFA as our new safety, soundness and mission regulator, replacing OFHEO and the U.S. Department of Housing and Urban Development (“HUD”) for this purpose.

In general, the legislation strengthens the existing safety and soundness oversight of the GSEs, providing FHFA with safety and soundness authority that is comparable to and in some respects broader than that of the federal bank regulatory agencies. For example, FHFA will have enhanced powers to raise capital levels above statutory minimum levels, to regulate the size and content of our portfolio, and to approve new mortgage products. The legislation also increases the financial and administrative cost of our affordable housing mission.

In addition, the legislation includes provisions that were initially proposed by Treasury Secretary Henry Paulson, Jr. on July 13, 2008. These provisions:

•	Authorize U.S. Treasury to buy Fannie Mae’s debt, equity and other securities, subject to our agreement; and

•	Give the Chairman of the Board of Governors of the Federal Reserve System a consultative role in our regulator’s process for setting capital requirements and other safety and soundness standards.

Both provisions lapse at the end of 2009.

For a further description of the new legislation, including a discussion of its potential impact on us, refer to “Legislation Relating To Our Regulatory Framework” and “Part II—Item 1A—Risk Factors.”

LEGISLATION RELATING TO OUR REGULATORY FRAMEWORK

The Regulatory Reform Act was signed into law by President Bush on July 30, 2008, and became effective immediately. The legislation establishes FHFA as an independent agency with general supervisory and regulatory authority over Fannie Mae, Freddie Mac, and the 12 Federal Home Loan Banks. FHFA assumes the duties of our former regulators, OFHEO and HUD, with respect to safety, soundness and mission oversight of Fannie Mae and Freddie Mac. We expect that our new regulator will implement the various provisions of the legislation over the next several months, generally though rulemaking. In general, we remain subject to existing regulations, orders and determinations until new ones are issued or made. Refer to “Item 1. Business—Our Charter and Regulation of Our Activities” in our 2007 Form 10-K for a description of our regulation prior to enactment of this legislation.

Safety and Soundness Provisions

Capital.  The legislation provides significant new authority to FHFA with respect to our risk-based and minimum capital requirements. FHFA has broad authority to establish risk-based capital standards for us and Freddie Mac to ensure that we operate in a safe and sound manner and maintain sufficient capital and reserves. FHFA also has broad authority to increase the level of our required minimum capital and to establish capital or reserve requirements for specific products and activities, so as to ensure that we operate in a safe and sound manner.

Portfolio.  The legislation requires FHFA to establish standards governing our portfolio holdings, to ensure that they are backed by sufficient capital and consistent with our mission and safe and sound operations. The legislation further requires FHFA to monitor our portfolio and, in some circumstances, authorizes FHFA to require us to dispose of or acquire assets.

Prudential Standards.  The legislation requires FHFA to establish prudential management and operations standards, including standards for internal controls, risk management, and investments and acquisitions.

Prompt Corrective Action.  The legislation strengthens FHFA’s prompt corrective action authority, including its discretionary authority to change our capital classification under certain circumstances and to restrict our growth and activities if we are not adequately capitalized.

Conservatorship and Receivership.  The legislation provides FHFA new authority to place us into receivership, and enhanced authority to place us into conservatorship, based on certain specified grounds. Further, FHFA must place us into receivership if it determines that our debts have exceeded our assets for 60 days, or we have not been paying our debts as they become due for 60 days.

Enforcement Powers.  The legislation provides FHFA with enhanced enforcement powers, including greater cease-and-desist authority and increased civil monetary penalties, and new authority to suspend or remove directors and management.

Mission Provisions

Products and Activities.  The legislation requires us, with some exceptions, to obtain the approval of FHFA before we initially offer a product. The process for obtaining FHFA’s approval includes a 30-day public notice and comment period relating to the product. A product may be approved only if it is authorized by our charter, in the public interest, and consistent with the safety and soundness of the enterprise and the mortgage finance system. We must provide written notice to FHFA before commencing any new activity.

Affordable Housing Allocations.  The legislation requires us and Freddie Mac to make annual allocations to fund government affordable housing programs, based on the dollar amount of our total new business purchases, at the rate of 4.2 basis points per dollar. If this requirement had been in effect in 2007, our contribution for that year would have been approximately $300 million. For the first three years, a diminishing portion (100%, 50%, 25%) of our allocation will be used to pay for the Federal Housing Administration’s (“FHA”) HOPE for Homeowners Program. The legislation requires FHFA to temporarily suspend our allocation upon finding that it: is contributing or would contribute to our financial instability; is causing or would cause us to be classified as undercapitalized; or is preventing or would prevent us from successfully completing a capital restoration plan. FHFA must issue regulations prohibiting us from redirecting the cost of our allocations, through increased charges or fees, or decreased premiums, or in any other manner, to the originators of mortgages that we purchase or securitize.

Affordable Housing Goals and Duty to Serve.  The legislation restructures our affordable housing goals and creates a new duty for us and Freddie Mac to serve three underserved markets—manufactured housing, affordable housing preservation, and rural housing. With respect to these markets, we are required to “provide leadership to the market in developing loan products and flexible underwriting guidelines to facilitate a secondary market for mortgages for very low-, low-, and moderate-income families.” Both the restructured goals and the new duty to serve take effect in 2010. The legislation provides that the housing goals established by HUD for 2008 will remain in effect for 2009, except that by April 2009, FHFA must review the 2009 goals to determine their feasibility given the market conditions current at such time and, after seeking public comment for up to 30 days, FHFA may make appropriate adjustments to the 2009 goals consistent with such market conditions.

Temporary Provisions

Enhanced Authority of U.S. Treasury to Purchase GSE Securities.  The Secretary of the Treasury has long had authority to purchase up to $2.25 billion in our obligations. The legislation provides the Secretary of the Treasury with additional temporary authority to purchase our obligations and other securities on terms that the Secretary may determine, subject to our agreement. This expanded authority expires on December 31, 2009. To exercise this authority, the Secretary must determine that such a purchase is necessary to provide stability to the financial markets, prevent disruptions in the availability of mortgage finance, and protect taxpayers. In connection with exercising this authority, the Secretary must consider: the need for preferences or priorities regarding payments to the government; limits on maturity or disposition of obligations or securities to be purchased; the company’s plan for orderly resumption of private market funding or capital market access; the probability of our fulfilling the terms of the obligations or other securities, including repayment; the need to maintain our status as a private shareholder-owned company; and restrictions on the use of our resources, including limitations on the payment of dividends and executive compensation.

Consultation with the Federal Reserve.  Until December 31, 2009, our regulator must consult with the Chairman of the Board of Governors of the Federal Reserve on risks posed by the GSEs to the financial system before taking certain regulatory actions such as issuance of regulations regarding capital or portfolio, or appointment of a conservator or receiver.

Other Provisions

Conforming Loan Limits.  The legislation permanently increases our conforming loan limit in high cost areas, to the lower of 115% of the median home price for comparable properties in the area, or 150% of the otherwise applicable loan limit (currently $625,500). This provision takes effect on January 1, 2009, upon expiration of the loan limit provisions contained in the Economic Stimulus Act of 2008.

SEC Registration.  The legislation provides that no class of equity securities of Fannie Mae or Freddie Mac shall be treated as exempted securities for purposes of section 12, 13, 14, or 16 of the Securities Exchange Act of 1934. (Fannie Mae voluntarily registered its common stock with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2003. We registered our preferred stock on July 29, 2008, in accordance with the legislation.)

Executive Compensation.  FHFA may at any time review the reasonableness of executive compensation, and may prohibit payment to the officer during such review. In addition, FHFA is authorized to prohibit or limit certain golden parachute and indemnification payments to directors, officers, and certain other parties. Until December 31, 2009, FHFA shall have the power to approve, disapprove or modify executive compensation.

Board of Directors.  The legislation eliminates the five presidential appointees from our board of directors, and provides that our board shall consist of 13 persons elected by the shareholders, or such other number as the Director of FHFA determines appropriate. The legislation leaves in place the requirement that our board shall at all times have as members at least one person from the homebuilding, mortgage lending, and real estate industries, and at least one person from an organization representing consumer or community interests or one person who has demonstrated a career commitment to the provision of housing for low-income households.

For a description of how this GSE regulatory reform legislation could materially adversely affect our business and earnings, see “Part II—Item 1A—Risk Factors” of this report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles (“GAAP”) requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We have identified the following as our most critical accounting policies and estimates:

•	Fair Value of Financial Instruments

•	Other-than-temporary Impairment of Investment Securities

•	Allowance for Loan Losses and Reserve for Guaranty Losses

•	Deferred Tax Assets

We describe below significant changes in the judgments and assumptions we made during the first six months of 2008 in applying our critical accounting policies and estimates. Also see “Part II—Item 7—MD&A—Critical Accounting Policies and Estimates” of our 2007 Form 10-K for additional information about our critical accounting policies and estimates.

Fair Value of Financial Instruments

We adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and outlines a fair value hierarchy based on the inputs to valuation techniques used to measure fair value, effective January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as an exit price). SFAS 157 categorizes fair value measurements into a three-level hierarchy based on the extent to which the measurement relies on observable market inputs in measuring fair value. Level 1, which is the highest priority in the fair value hierarchy, is based on unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 is based on observable market-based inputs, other than quoted prices, in active markets for identical assets or liabilities. Level 3, which is the lowest priority in the fair value hierarchy, is based on unobservable inputs. Assets and liabilities are classified within this hierarchy in their entirety based on the lowest level of any input that is significant to the fair value measurement.

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

Fair Value Hierarchy—Level 3 Assets

Level 3 is primarily comprised of financial instruments whose fair value is estimated based on valuation methodologies utilizing significant inputs and assumptions that are generally less observable because of limited market activity or little or no price transparency. We typically classify financial instruments as level 3 if the valuation is based on inputs from a single source, such as a dealer quotation, where we are not able to corroborate the inputs and assumptions with other available, relevant market information. Our level 3 financial instruments include certain mortgage- and asset-backed securities and residual interests, certain performing residential mortgage loans, non-performing mortgage-related assets, our guaranty assets and buy-ups, our master servicing assets and certain highly structured, complex derivative instruments.

Some of our financial instruments, such as our trading and available-for-sale (“AFS”) securities and our derivatives, are measured at fair value on a recurring basis in periods subsequent to initial recognition. We measure some of our other financial instruments at fair value on a non-recurring basis in periods subsequent to initial recognition, such as held-for-sale mortgage loans. Table 1 presents, by balance sheet category, the amount of financial assets carried in our condensed consolidated balance sheets at fair value on a recurring basis and classified as level 3 as of June 30, 2008. We also identify the types of financial instruments within each asset category that are based on level 3 measurements and describe the valuation techniques used for determining the fair value of these financial instruments. The availability of observable market inputs to measure fair value varies based on changes in market conditions, such as liquidity. As a result, we expect the financial instruments carried at fair value on a recurring basis and classified as level 3 to vary each period.

Table 1:  Level 3 Recurring Assets at Fair Value

	As of June 30, 2008
	Estimated
Balance Sheet Category	Fair Value	Description and Valuation Technique
(Dollars in millions)

Trading securities	$14,325	Primarily consists of mortgage-related securities backed by Alt-A loans and subprime loans. We generally have estimated the fair value based on the use of average prices obtained from multiple pricing services. In the absence of such information or if we are not able to corroborate these prices by other available, relevant market information, we estimate the fair value based on broker or dealer quotations or using internal calculations that incorporate inputs that are implied by market prices for similar securities and structure types. These inputs may be adjusted for various factors, such as prepayment speeds and credit spreads.
AFS securities	40,033	Primarily consists of mortgage-related securities backed by Alt-A loans and subprime loans and mortgage revenue bonds. The valuation techniques are the same as those noted above for trading securities.
Derivatives assets	270	Primarily consists of a limited population of certain highly structured, complex interest rate risk management derivatives. Examples include certain swaps with embedded caps and floors that reference non-standard indexes. We determine the fair value of these derivative instruments using indicative market prices obtained from large, experienced dealers. Indicative market prices from a single source that cannot be corroborated are classified as level 3.
Guaranty assets and buy-ups	1,947	Represents the present value of the estimated compensation we expect to receive for providing our guaranty related to portfolio securitization transactions. We generally estimate the fair value based on internal models that calculate the present value of expected cash flows. Key model inputs and assumptions include prepayment speeds, forward yield curves and discount rates that are commensurate with the level of estimated risk.

Level 3 recurring assets	$56,575

Total assets	$885,918
Total recurring assets measured at fair value	$347,748
Level 3 recurring assets as a percentage of total assets	6%
Level 3 recurring assets as a percentage of total recurring assets measured at fair value	16%
Total recurring assets measured at fair value as a percentage of total assets	39%

Level 3 recurring assets totaled $56.6 billion, or 6% of our total assets, as of June 30, 2008, compared with 7% of our total assets as of March 31, 2008. The balance of level 3 recurring assets increased by $451 million and $15.3 billion for the second quarter and first six months of 2008, respectively. These level 3 balance increases were principally driven by an increase in the portion of mortgage assets for which there is a lack of market liquidity and limited availability of external pricing data, resulting in transfers of these assets from level 2 to level 3. These transfers reflect the ongoing effects of the significant disruption in the mortgage market and severe reduction in market liquidity for certain mortgage products, such as private-label mortgage-related securities backed by Alt-A loans or subprime loans. Because of the reduction in recently executed transactions and market price quotations for these instruments, the market inputs for these instruments are less observable.

Financial assets measured at fair value on a non-recurring basis and classified as level 3, which are not presented in the table above, include held-for-sale (“HFS”) loans that are measured at lower of cost or market and that were written down to fair value as of the end of the period. The fair value of these loans totaled $812 million as of June 30, 2008. In addition, certain financial assets measured at cost that have been written down to fair value during the period due to impairment are classified as non-recurring. The fair value of these level 3 non-recurring financial assets, which primarily consisted of certain guaranty assets and acquired property, totaled $8.2 billion as of June 30, 2008. Financial liabilities measured at fair value on a recurring basis and classified as level 3 as of June 30, 2008 consisted of long-term debt with a fair value of $3.3 billion and derivatives liabilities with a fair value of $107 million. See “Notes to Condensed Consolidated Financial Statements—Note 17, Fair Value of Financial Instruments” for further information regarding SFAS 157, including the classification within the three-level hierarchy of all of our assets and liabilities carried in our condensed consolidated balance sheet at fair value as of June 30, 2008.

Fair Value Control Processes

We employ control processes to validate the fair value of our financial instruments. These control processes are designed to ensure that the values used for financial reporting are based on observable inputs wherever possible. If observable market-based inputs are not available, the control processes are designed to ensure that the valuation approach used is appropriate and consistently applied and that the assumptions are reasonable. Our control processes provide for segregation of duties and oversight of our fair value methodologies and valuations by our Valuation Oversight Committee. Valuations are performed by personnel independent of our business units. A price verification group reviews selected valuations and compares the valuations to alternative external market data (e.g., quoted market prices, broker or dealer quotations, pricing services, recent trading activity and comparative analyses to similar instruments) for reasonableness. The price verification group also performs independent reviews of the assumptions used in determining the fair value of products with material estimation risk for which observable market-based inputs do not exist. Valuation models are regularly reviewed and approved for use for specific products by the Chief Risk Office, which also is independent from our business units. Any changes to the valuation methodology or pricing are reviewed by the Valuation Oversight Committee to confirm the changes are appropriate.

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

We also changed how we measure the fair value of our existing guaranty obligations, as disclosed in “Supplemental Non-GAAP Information—Fair Value Balance Sheets” and in “Notes to Condensed Consolidated Financial Statements,” to be consistent with our new approach for measuring guaranty obligations at initial recognition. The fair value of all guaranty obligations measured after their initial recognition represents our estimate of a hypothetical transaction price we would receive if we were to issue our guarantees to an unrelated party in a standalone arm’s-length transaction at the measurement date. To measure this fair value, we continue to use the models and inputs that we used prior to our adoption of SFAS 157 and calibrate those models to our current market pricing.

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

The accounting for our guarantees in our condensed consolidated financial statements is unchanged with our adoption of SFAS 157. Accordingly, the guaranty obligation amounts recorded in our condensed consolidated balance sheets attributable to guarantees issued prior to January 1, 2008 will continue to be amortized in accordance with our established accounting policy. This change, however, affects how we determine the fair value of our existing guaranty obligations as of each balance sheet date. See “Supplemental Non-GAAP Information—Fair Value Balance Sheets” and “Notes to Condensed Consolidated Financial Statements” for additional information regarding the impact of this change.

Deferred Tax Assets

We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits. Our net deferred tax assets totaled $20.6 billion and $13.0 billion as of June 30, 2008 and December 31, 2007, respectively. We evaluate our deferred tax assets for recoverability based on available evidence, including assumptions about future profitability. We are required to establish a valuation allowance for deferred tax assets and record a charge to income if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Such a charge likely would have a material adverse effect on our results of operations, financial condition and capital position. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved business plans and ongoing tax planning strategies. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between our future projected operating performance and our actual results. Accordingly, we have included the assessment of a deferred tax asset valuation allowance as a critical accounting policy.

We are in a cumulative book taxable loss position as of the three-year period ended June 30, 2008. The realization of our deferred tax assets is dependent upon the generation of sufficient future taxable income. For purposes of establishing a deferred tax valuation allowance, this cumulative book taxable loss position is considered significant, objective evidence that we may not be able to realize some portion of our deferred tax assets in the future. In assessing the nature of our cumulative book taxable loss position, we evaluated the factors contributing to these losses and analyzed whether these factors were temporary or indicative of a permanent decline in our earnings. We determined that our current cumulative book taxable loss position was caused primarily by an increase in our credit losses due to the current housing and credit market conditions. Prior to 2007, we had generated pre-tax book income for over 20 consecutive years. Based on our forecasts of future taxable income, which include assumptions about the depth and severity of home price depreciation and credit losses, we anticipate that it is more likely than not that our results of future operations will generate sufficient taxable income to allow us to realize our deferred tax assets. Therefore, we did not record a valuation allowance against our net deferred tax assets as of June 30, 2008 or December 31, 2007.

Although current market conditions have created significant volatility in our pre-tax book income, our current forecasts of future taxable income reflect sufficient taxable income in future periods to realize our deferred tax assets based on the nature of our book-to-tax differences and the stability of our core business model. Included in our forecasts are credit assumptions regarding our estimate of future expected credit losses, which we believe is the most variable component of our current forecasts of future taxable income. If future events differ from our current forecasts, a valuation allowance may need to be established, which likely would have a material adverse effect on our results of operations, financial condition and capital position. We will continue to update our assumptions and forecasts of future taxable income and assess the need for a valuation allowance.

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

CONSOLIDATED RESULTS OF OPERATIONS

The following discussion of our condensed consolidated results of operations is based on a comparison of our results between the three and six months ended June 30, 2008 and the three and six months ended June 30, 2007. Table 2 presents a summary of our unaudited condensed consolidated results of operations for each of these periods.

Table 2:  Summary of Condensed Consolidated Results of Operations

	For the		For the
	Three Months Ended		Six Months Ended		Quarterly		Year-to-Date
	June 30,		June 30,		Variance		Variance
	2008	2007	2008	2007	$	%	$	%
	(Dollars in millions, except per share amounts)

Net interest income	$2,057	$1,193	$3,747	$2,387	$864	72%	$1,360	57%
Guaranty fee income	1,608	1,120	3,360	2,218	488	44	1,142	51
Trust management income	75	150	182	314	(75)	(50)	(132)	(42)
Fee and other income(1)	225	257	452	534	(32)	(12)	(82)	(15)

Net revenues	3,965	2,720	7,741	5,453	1,245	46	2,288	42
Losses on certain guaranty contracts	—	(461)	—	(744)	461	100	744	100
Investment gains (losses), net(1)	(883)	(93)	(994)	202	(790)	(849)	(1,196)	(592)
Fair value gains (losses), net(1)	517	1,424	(3,860)	858	(907)	(64)	(4,718)	(550)
Losses from partnership investments	(195)	(215)	(336)	(380)	20	9	44	12
Administrative expenses	(512)	(660)	(1,024)	(1,358)	148	22	334	25
Credit-related expenses(2)	(5,349)	(518)	(8,592)	(839)	(4,831)	(933)	(7,753)	(924)
Other non-interest expenses(1)(3)	(286)	(60)	(791)	(164)	(226)	(377)	(627)	(382)

Income (loss) before federal income taxes and extraordinary losses	(2,743)	2,137	(7,856)	3,028	(4,880)	(228)	(10,884)	(359)
Benefit (provision) for federal income taxes	476	(187)	3,404	(114)	663	355	3,518	3,086
Extraordinary losses, net of tax effect	(33)	(3)	(34)	(6)	(30)	(1,000)	(28)	(467)

Net income (loss)	$(2,300)	$1,947	$(4,486)	$2,908	$(4,247)	(218)%	$(7,394)	(254)%

Diluted earnings (loss) per common share	$(2.54)	$1.86	$(5.11)	$2.72	$(4.40)	(237)%	$(7.83)	(288)%

(1)	Certain prior period amounts have been reclassified to conform with the current period presentation in our condensed consolidated statements of operations.

(2)	Consists of provision for credit losses and foreclosed property expense.

(3)	Consists of debt extinguishment gains (losses), net, minority interest in earnings of consolidated subsidiaries and other expenses.

Our business generates revenues from four principal sources: net interest income, guaranty fee income, trust management income, and fee and other income. Other significant factors affecting our results of operations include: fair value gains and losses; the timing and size of investment gains and losses; credit-related expenses; losses from partnership investments; administrative expenses and our effective tax rate. We provide a comparative discussion of the effect of our principal revenue sources and other significant items on our condensed consolidated results of operations for the three and six months ended June 30, 2008 and 2007 below.

Net Interest Income

Table 3 presents an analysis of our net interest income and net interest yield for the three and six months ended June 30, 2008 and 2007.

Table 3:  Analysis of Net Interest Income and Yield

	For the Three Months Ended June 30,
	2008			2007
		Interest	Average		Interest	Average
	Average	Income/	Rates	Average	Income/	Rates
	Balance(1)	Expense	Earned/Paid	Balance(1)	Expense	Earned/Paid
	(Dollars in millions)

Interest-earning assets:
Mortgage loans(2)	$418,504	$5,769	5.51%	$390,034	$5,625	5.77%
Mortgage securities	318,396	4,063	5.10	325,303	4,460	5.48
Non-mortgage securities(3)	57,504	400	2.75	68,515	928	5.36
Federal funds sold and securities purchased under agreements to resell	26,869	186	2.74	15,301	205	5.31
Advances to lenders	3,332	46	5.46	6,056	48	3.12

Total interest-earning assets	$824,605	$10,464	5.07%	$805,209	$11,266	5.59%

Interest-bearing liabilities:
Short-term debt	$242,453	$1,685	2.75%	$159,817	$2,193	5.43%
Long-term debt	550,940	6,720	4.88	611,777	7,879	5.15
Federal funds purchased and securities sold under agreements to repurchase	303	2	2.61	37	1	4.58

Total interest-bearing liabilities	$793,696	$8,407	4.23%	$771,631	$10,073	5.21%

Impact of net non-interest bearing funding	$30,909		0.16%	$33,578		0.22%

Net interest income/net interest yield(4)		$2,057	1.00%		$1,193	0.60%
Taxable-equivalent adjustment on tax-exempt investments(5)		82	0.04%		90	0.04%

Taxable-equivalent net interest income/taxable-equivalent net interest yield(6)		$2,139	1.04%		$1,283	0.64%

	For the Six Months Ended June 30,
	2008			2007
		Interest	Average		Interest	Average
	Average	Income/	Rates	Average	Income/	Rates
	Balance(1)	Expense	Earned/Paid	Balance(1)	Expense	Earned/Paid
	(Dollars in millions)

Interest-earning assets:
Mortgage loans(2)	$414,163	$11,431	5.52%	$388,095	$11,010	5.67%
Mortgage securities	317,107	8,207	5.18	328,288	9,027	5.50
Non-mortgage securities(3)	62,067	1,078	3.44	65,355	1,764	5.37
Federal funds sold and securities purchased under agreements to resell	31,551	579	3.63	14,484	387	5.31
Advances to lenders	3,780	111	5.81	5,159	84	3.24

Total interest-earning assets	$828,668	$21,406	5.16%	$801,381	$22,272	5.56%

Interest-bearing liabilities:
Short-term debt	$249,949	$4,243	3.36%	$161,022	$4,406	5.44%
Long-term debt	548,244	13,411	4.89	607,399	15,475	5.10
Federal funds purchased and securities sold under agreements to repurchase	371	5	2.67	123	4	5.22

Total interest-bearing liabilities	$798,564	$17,659	4.41%	$768,544	$19,885	5.17%

Impact of net non-interest bearing funding	$30,104		0.16%	$32,837		0.21%

Net interest income/net interest yield(4)		$3,747	0.91%		$2,387	0.60%
Taxable-equivalent adjustment on tax-exempt investments(5)		165	0.04%		182	0.04%

Taxable-equivalent net interest income/taxable-equivalent net interest yield(6)		$3,912	0.95%		$2,569	0.64%

(1)	For mortgage loans, average balances have been calculated based on the average of the amortized cost amounts at the beginning of the year and at the end of each month in the period. For all other categories, average balances have been calculated based on a daily average. The average balance for the three and six months ended June 30, 2008 for advances to lenders also has been calculated based on a daily average.

(2)	Average balance amounts include nonaccrual loans with an average balance totaling $8.4 billion and $5.7 billion for the three months ended June 30, 2008 and 2007, respectively, and $8.3 billion and $5.9 billion for the six months ended June 30, 2008 and 2007, respectively. Interest income amounts include interest income related to SOP 03-3 loans returned to accrual status of $168 million and $115 million for the three months ended June 30, 2008 and 2007, respectively, and of $313 million and $219 million for the six months ended June 30, 2008 and 2007, respectively. Of these amounts recognized into interest income, $53 million and $15 million for the three months ended June 30, 2008 and 2007, respectively, and $88 million and $22 million for the six months ended June 30, 2008 and 2007, respectively, related to the accretion of the fair value loss recorded upon purchase of SOP 03-3 loans.

(3)	Includes cash equivalents.

(4)	Net interest yield computed by dividing annualized net interest income for the period by the average balance of total interest-earning assets during the period.

(5)	Represents adjustment to permit comparison of yields on tax-exempt and taxable assets calculated using a 35% marginal tax rate for each of the periods presented.

(6)	Taxable-equivalent net interest yield is computed by dividing annualized taxable-equivalent net interest income for the period by the average balance of total interest-earning assets during the period.

Table 4 presents the total variance, or change, in our taxable-equivalent net interest income between the three and six months ended June 30, 2008 and 2007, and the extent to which that variance is attributable to (1) changes in the volume of our interest-earning assets and interest-bearing liabilities or (2) changes in the interest rates of these assets and liabilities.

Table 4:  Rate/Volume Analysis of Net Interest Income

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
	2008 vs. 2007			2008 vs. 2007
	Total	Variance Due to:(1)		Total	Variance Due to:(1)
	Variance	Volume	Rate	Variance	Volume	Rate
	(Dollars in millions)

Interest income:
Mortgage loans(2)	$144	$399	$(255)	$421	$725	$(304)
Mortgage securities	(397)	(93)	(304)	(820)	(301)	(519)
Non-mortgage securities(3)	(528)	(131)	(397)	(686)	(85)	(601)
Federal funds sold and securities purchased under agreements to resell	(19)	109	(128)	192	343	(151)
Advances to lenders	(2)	(28)	26	27	(27)	54

Total interest income	(802)	256	(1,058)	(866)	655	(1,521)

Interest expense:
Short-term debt	(508)	848	(1,356)	(163)	1,886	(2,049)
Long-term debt	(1,159)	(756)	(403)	(2,064)	(1,464)	(600)
Federal funds purchased and securities sold under agreements to repurchase	1	1	—	1	4	(3)

Total interest expense	(1,666)	93	(1,759)	(2,226)	426	(2,652)

Net interest income	864	$163	$701	1,360	$229	$1,131

Taxable-equivalent adjustment on tax-exempt investments(3)	(8)			(17)

Taxable-equivalent net interest income	$856			$1,343

(1)	Combined rate/volume variances are allocated to both rate and volume based on the relative size of each variance.

(2)	Refer to footnote 2 in Table 3.

(3)	Represents adjustment to permit comparison of yields on tax-exempt and taxable assets calculated using a 35% marginal tax rate for each of the periods presented.

Taxable-equivalent net interest income of $2.1 billion for the second quarter of 2008 increased by 67% from the second quarter of 2007, driven by a 63% (40 basis points) expansion of our taxable-equivalent net interest yield to 1.04% and a 2% increase in our average interest-earning assets. Taxable-equivalent net interest income of $3.9 billion for the first six months of 2008 increased by 52% from the first six months of 2007, driven by a 48% (31 basis points) expansion of our taxable-equivalent net interest yield to 0.95% and a 3% increase in our average interest-earning assets.

The increase in our taxable-equivalent net interest income and net interest yield for the second quarter and first six months of 2008 was mainly driven by the reduction in short-term borrowing rates, which reduced the average cost of our debt, and wider mortgage-to-debt spreads on acquisitions. Also contributing to the lower cost of funds was the redemption of step-rate debt securities, which provided an annualized benefit to our net interest yield of approximately 4 basis points and 11 basis points for the second quarter and first six months of 2008, respectively. Instead of having a fixed coupon for the life of the security, step-rate debt securities allow for the interest rate to increase at predetermined rates according to a specified schedule, resulting in increased interest payments. However, the interest expense on step-rate debt securities is recognized at a constant effective rate over the term of the security. Because we redeemed these securities prior to maturity, we reversed a portion of the interest expense that we had previously accrued.

The increase in our average interest-earning assets for the second quarter and first six months of 2008 was attributable to an increase in our portfolio purchases during the first six months of 2008, particularly in the second quarter of 2008, as mortgage-to-debt spreads reached historic highs. OFHEO’s reduction in our capital surplus requirement provided us with more flexibility to take advantage of opportunities to purchase mortgage assets at attractive prices and spreads.

Although we consider the periodic net contractual interest accruals on our interest rate swaps to be part of the cost of funding our mortgage investments, these amounts are not reflected in our taxable-equivalent net interest income and net interest yield. Instead, the net contractual interest accruals on our interest rate swaps are reflected in our condensed consolidated statements of operations as a component of “Fair value gains (losses), net.” As indicated in Table 8 below, we recorded net contractual interest expense on our interest rate swaps totaling $304 million and $330 million for the three and six months ended June 30, 2008, respectively, which had the economic effect of increasing our funding costs by approximately 15 basis points and 8 basis points for the three and six months ended June 30, 2008, respectively. We recorded net contractual interest income on our interest rate swaps of $64 million and $98 million for the three and six months ended June 30, 2007, respectively, which had the economic effect of reducing our funding costs by approximately 3 basis points for each period.

During July 2008, our cost of short-term funding as compared with the London Interbank Offered Rate (“LIBOR”) was less favorable than it was during the second quarter of 2008, which could result in a taxable equivalent net interest yield that is flat or lower for the remainder of 2008 depending on future market conditions. Our taxable-equivalent net interest yield may be offset, as it was during the second quarter of 2008, by accrual of higher payments on our net pay-fixed swap positions due to low short-term LIBOR rates.

Guaranty Fee Income

Table 5 shows the components of our guaranty fee income, our average effective guaranty fee rate, and Fannie Mae MBS activity for the three and six months ended June 30, 2008 and 2007.

Table 5:  Guaranty Fee Income and Average Effective Guaranty Fee Rate(1)

	For the Three Months Ended June 30,
	2008			2007			Amount
	Amount	Rate(2)		Amount	Rate(2)		Variance
	(Dollars in millions)

Guaranty fee income/average effective guaranty fee rate, excluding certain fair value adjustments and buy-up impairment	$1,458	23.8	bp	$1,104	21.2	bp	32%
Net change in fair value of buy-ups and guaranty assets	152	2.5		17	0.3		794
Buy-up impairment	(2)	—		(1)	—		100

Guaranty fee income/average effective guaranty fee rate(3)	$1,608	26.3	bp	$1,120	21.5	bp	44%

Average outstanding Fannie Mae MBS and other guarantees(4)	$2,442,886			$2,080,676			17%
Fannie Mae MBS issues(5)	177,763			149,879			19

	For the Six Months Ended June 30,
	2008			2007			Amount
	Amount	Rate(2)		Amount	Rate(2)		Variance
	(Dollars in millions)

Guaranty fee income/average effective guaranty fee rate, excluding certain fair value adjustments and buy-up impairment	$3,177	26.4	bp	$2,204	21.5	bp	44%
Net change in fair value of buy-ups and guaranty assets	214	1.8		19	0.1		1,026
Buy-up impairment	(31)	(0.3)		(5)	—		520

Guaranty fee income/average effective guaranty fee rate(3)	$3,360	27.9	bp	$2,218	21.6	bp	51%

Average outstanding Fannie Mae MBS and other guarantees(4)	$2,407,296			$2,050,797			17%
Fannie Mae MBS issues(5)	346,355			282,302			23

(1)	Guaranty fee income primarily consists of contractual guaranty fees related to Fannie Mae MBS held in our portfolio and held by third-party investors, adjusted for (1) the amortization of upfront fees and impairment of guaranty assets, net of a proportionate reduction in the related guaranty obligation and deferred profit, and (2) impairment of buy-ups. The average effective guaranty fee rate reflects our average contractual guaranty fee rate adjusted for the impact of amortization of deferred amounts and buy-up impairment. Losses recognized at inception on certain guaranty contracts for periods prior to January 1, 2008 are excluded from guaranty fee income and the average effective guaranty fee rate; however, as described in footnote 3 below, the accretion of these losses into income over time is included in our guaranty fee income and average effective guaranty fee rate.

(2)	Presented in basis points and calculated based on annualized amounts of our guaranty fee income components divided by average outstanding Fannie Mae MBS and other guarantees for each respective period.

(3)	Losses recognized at inception on certain guaranty contracts for periods prior to January 1, 2008, which are excluded from guaranty fee income, are recorded as a component of our guaranty obligation. We accrete a portion of our guaranty obligation, which includes these losses, into income each period in proportion to the reduction in the guaranty asset for payments received. This accretion increases our guaranty fee income and reduces the related guaranty obligation. Effective January 1, 2008, we no longer recognize losses at inception of our guaranty contracts due to a change in our method for measuring the fair value of our guaranty obligations. Although we will no longer recognize losses at inception of our guaranty contracts, we will continue to accrete previously recognized losses into our guaranty fee income over the remaining life of the mortgage loans underlying the Fannie Mae MBS.

(4)	Other guarantees includes $31.8 billion and $41.6 billion as of June 30, 2008 and December 31, 2007, respectively, and $35.3 billion and $19.7 billion as of June 30, 2007 and December 31, 2006, respectively, related to long-term standby commitments we have issued and credit enhancements we have provided.

(5)	Reflects unpaid principal balance of Fannie Mae MBS issued and guaranteed by us, including mortgage loans held in our portfolio that we securitized during the period and Fannie Mae MBS issued during the period that we acquired for our portfolio.

The 44% increase in guaranty fee income for the second quarter of 2008 over the second quarter of 2007 resulted from a 17% increase in average outstanding Fannie Mae MBS and other guarantees, and a 22% increase in the average effective guaranty fee rate to 26.3 basis points from 21.5 basis points. The 51% increase in guaranty fee income for the first six months of 2008 over the first six months of 2007 resulted from a 17% increase in average outstanding Fannie Mae MBS and other guarantees, and a 29% increase in the average effective guaranty fee rate to 27.9 basis points from 21.6 basis points.

The increase in average outstanding Fannie Mae MBS and other guarantees for the second quarter and first six months of 2008 reflected the significant growth in our market share of mortgage-related securities issuances, due in large part to the disruption in the credit and mortgage markets and dramatic shift in market dynamics, including a significant reduction in the issuances of private-label mortgage-related securities.

The increase in our average effective guaranty fee rate in the second quarter and first six months of 2008 was driven primarily by the accelerated recognition of deferred amounts into income as interest rates were lower in the second quarter and first six months of 2008, relative to the level of interest rates during the comparable prior year periods. Our guaranty fee income also includes accretion of deferred amounts on guaranty contracts where we recognized losses at the inception of the contract, which totaled an estimated $127 million and $424 million for the three and six months ended June 30, 2008, compared with $91 million and $183 million for the three and six months ended June 30, 2007. See “Part II—Item 7—MD&A—Critical Accounting Policies and Estimates” of our 2007 Form 10-K for additional information on our accounting for these losses and the impact on our financial statements.

The increase in our average effective guaranty fee rate was also affected by guaranty fee pricing changes that we believe enable us to more accurately price for the current risks in the housing market. These pricing changes include an adverse market delivery charge of 25 basis points for all loans delivered to us, which became effective March 1, 2008. The impact of our guaranty fee pricing changes was partially offset by a shift in the composition of our guaranty book of business to a greater proportion of higher-quality, lower risk and lower guaranty fee mortgages, as we reduced our acquisitions of higher risk, higher fee product categories, such as Alt-A loans. Our average charged guaranty fee on new single-family business was 28.0 basis points and 26.9 basis points for the second quarter and first six months of 2008, respectively, compared with 28.2 basis points and 27.1 basis points for the second quarter and first six months of 2007, respectively. The average charged guaranty fee on our new single-family business represents the average contractual fee rate for our single-family guaranty arrangements and the recognition of any upfront cash payments ratably over an estimated life of four years.

We expect the changes in our risk assessment and eligibility criteria to continue to enhance the risk profile of our new business. We also believe that our single-family guaranty book of business will continue to grow in 2008 and 2009 at a faster rate than the overall growth in U.S. single-family mortgage debt outstanding. We recently announced new pricing changes for loans delivered to us effective October 1, 2008. The new pricing changes increase our adverse market delivery charge to 50 basis points from 25 basis points and update our standard pricing adjustments for mortgage loans with certain risk characteristics. We believe that our guaranty fee income will grow in 2008 compared with 2007 due to an increase in our guaranty business volumes and prices in 2008 compared with 2007.

Trust Management Income

Trust management income decreased to $75 million and $182 million for the second quarter and first six months of 2008, respectively, from $150 million and $314 million for the second quarter and first six months of 2007, respectively. The decrease during each period was attributable to significantly lower short-term interest rates during the first six months of 2008 relative to the first six months of 2007, which reduced the amount of float income derived from the cash flows between the date of remittance of mortgage and other payments to us by servicers and the date of distribution of these payments to MBS certificateholders.

Fee and Other Income

Fee and other income decreased to $225 million and $452 million for the second quarter and first six months of 2008, respectively, from $257 million and $534 million for the second quarter and first six months of 2007, respectively. The decrease during each period was primarily attributable to lower multifamily fees due to a reduction in multifamily loan liquidations for the first six months of 2008.

Losses on Certain Guaranty Contracts

Effective January 1, 2008 with our adoption of SFAS 157, we no longer recognize losses or record deferred profit in our consolidated financial statements at inception of our guaranty contracts for MBS issued subsequent to December 31, 2007 because the estimated fair value of the guaranty obligation at inception now equals the estimated fair value of the total compensation received. For further discussion of this change, see “Critical Accounting Policies and Estimates—Fair Value of Financial Instruments—Change in Measuring the Fair Value of Guaranty Obligations” and “Notes to Condensed Consolidated Financial Statements—Note 1, Summary of Significant Accounting Policies.” We recorded losses on certain guaranty contracts totaling $461 million and $744 million for the three and six months ended June 30, 2007, respectively. These losses reflected the increase in the estimated market risk premium that a market participant would require to assume our guaranty obligations due to the decline in home prices and deterioration in credit conditions.

Investment Gains (Losses), Net

We summarize the components of investment gains (losses), net for the three and six months ended June 30, 2008 and 2007 below in Table 6 and discuss significant changes in these components between periods.

Table 6:  Investment Gains (Losses), Net

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in millions)

Other-than-temporary impairment on AFS securities(1)	$(507)	$—	$(562)	$(3)
Lower-of-cost-or-market adjustments on HFS loans	(240)	(115)	(311)	(118)
Gains (losses) on Fannie Mae portfolio securitizations, net	(67)	(11)	(25)	38
Gains (losses) on sale of AFS securities, net	(20)	55	13	326
Other investment losses, net	(49)	(22)	(109)	(41)

Investment gains (losses), net	$(883)	$(93)	$(994)	$202

(1)	Excludes other-than-temporary impairment on guaranty assets and buy-ups as these amounts are recognized as a component of guaranty fee income. Refer to Table 5: Guaranty Fee Income and Average Effective Guaranty Fee Rate.

The increase in investment losses for the second quarter and first six months of 2008 over the second quarter and first six months of 2007 was primarily attributable to the following:

•	A significant increase in other-than-temporary impairment on AFS securities, principally for Alt-A and subprime private-label securities, reflecting a reduction in expected cash flows due to higher expected defaults and loss severties on the underlying mortgages, which resulted in the recognition of other-than-temporary impairment on these securities totaling $492 million in the second quarter of 2008.

•	An increase in losses resulting from lower-of-cost-or-market adjustments on HFS loans primarily, attributable to higher interest rates during the second quarter of 2008.

•	A decrease in gains on the sale of AFS securities, net. The investment gains recorded during the first six months of 2007 were attributable to the recovery in value of securities we sold that we had previously written down due to other-than-temporary impairment.

Fair Value Gains (Losses), Net

Beginning in mid-April 2008, we implemented fair value hedge accounting with respect to a portion of our derivatives to hedge, for accounting purposes, the interest rate risk related to some of our mortgage assets. Under fair value hedge accounting, we offset the fair value gains or losses on some of our derivative instruments against the corresponding fair value losses or gains attributable to changes in interest rates on the specific hedged mortgage assets. Although our implementation of hedge accounting does not affect our exposure to volatility in our financial results that is attributable to changes in spreads on the fair value of securities designated as trading, we believe this hedging strategy will reduce the level of volatility in our earnings, attributable to changes in interest rates, for our interest rate risk management derivatives. In addition, we generally expect that gains and losses on our trading securities, to the extent they are attributable to changes in interest rates, will offset a portion of the losses and gains on our derivatives because changes in the fair value of our trading securities typically move inversely to changes in the fair value of our derivatives. We also seek to eliminate our exposure to fluctuations in foreign exchange rates by entering into foreign currency swaps that effectively convert debt denominated in a foreign currency to debt denominated in U.S. dollars. The foreign currency exchange gains and losses on our foreign-denominated debt are offset in part by corresponding losses and gains on foreign currency swaps.

Table 7 summarizes the components of fair value gains (losses), net for the three and six months ended June 30, 2008 and 2007. Fair value gains and losses, net consists of (1) derivatives fair value gains and losses, including gains and losses on derivatives designated as accounting hedges; (2) trading securities gains and losses; (3) fair value adjustments to the carrying value of mortgage assets designated for hedge accounting that are attributable to changes in interest rates; (4) foreign exchange gains and losses on our foreign-denominated debt and (5) fair value gains and losses on certain debt securities carried at fair value. By presenting these items together in our condensed consolidated results of operations, we are able to show the net impact of mark-to-market adjustments that generally result in offsetting gains and losses attributable to changes in interest rates. We provide additional information below on the most significant components of the fair value gains (losses), net line item.

Table 7:  Fair Value Gains (Losses), Net

			For the
	For the		Six Months
	Three Months Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in millions)

Derivatives fair value gains (losses), net	$2,293	$1,916	$(710)	$1,353
Trading securities losses, net	(965)	(501)	(2,192)	(440)
Hedged mortgage assets losses, net(1)	(803)	—	(803)	—

Fair value gains (losses) on derivatives, trading securities and hedged mortgage assets, net	525	1,415	(3,705)	913
Debt foreign exchange gains (losses), net	(12)	9	(169)	(55)
Debt fair value gains, net	4	—	14	—

Fair value gains (losses), net	$517	$1,424	$(3,860)	$858

(1)	Represents adjustments to the carrying value of mortgage assets designated for hedge accounting that are attributable to changes in interest rates.

We recorded net fair value gains of $517 million for the second quarter of 2008, attributable to an increase in swap interest rates and a tightening of spreads. The increase in swap interest rates resulted in fair value gains on our derivatives and losses on our trading securities and hedged mortgage assets. The decrease in value of our trading securities from the increase in interest rates was partially offset by gains that resulted from the tightening of spreads during the quarter. The net fair value gains of $1.4 billion for the second quarter of 2007 were attributable to an increase in swap interest rates during the second quarter of 2007, which resulted in fair value gains on our derivatives.

We recorded net fair value losses of $3.9 billion for the first six months of 2008. The net losses for the first six months reflected the impact of the decrease in swap interest rates during the first quarter of 2008, which resulted in net fair value losses on our derivatives that more than offset net fair value gains on our derivatives during the second quarter of 2008 that resulted from the increase in swap interest rates. We also experienced fair value losses on our trading securities that were attributable to the significant widening of spreads during the first quarter of 2008 and the increase in interest rates during the second quarter of 2008. In addition, we recorded losses on hedged mortgage assets during the second quarter of 2008 in connection with our implementation of fair value hedge accounting. In contrast, we recorded fair value gains of $858 million for the first six months of 2007, due to an increase in swap interest rates during the period, which resulted in net fair value gains on our derivatives. We did not apply hedge accounting during this period.

The fair value of our trading securities may not always move inversely to changes in the fair value of our derivatives because the fair values of these financial instruments are affected not only by interest rates, but also by other factors such as spreads and changes in implied volatility. Consequently, the gains and losses on our trading securities may not result in partially offsetting losses and gains on our derivatives.

Derivatives Fair Value Gains (Losses), Net

Table 8 presents, by type of derivative instrument, the fair value gains and losses on our derivatives for the three and six months ended June 30, 2008 and 2007. Table 8 also includes an analysis of the components of derivatives fair value gains and losses attributable to net contractual interest accruals on our interest rate swaps, the net change in the fair value of terminated derivative contracts through the date of termination and the net change in the fair value of outstanding derivative contracts.

Table 8:  Derivatives Fair Value Gains (Losses), Net

	For the		For the
	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(Dollars in millions)

Risk management derivatives:
Swaps:
Pay-fixed	$15,782	$6,206	$(113)	$5,720
Receive-fixed	(11,092)	(3,241)	1,700	(2,878)
Basis	(73)	(111)	(68)	(125)
Foreign currency(1)	(20)	(63)	126	(43)
Swaptions:
Pay-fixed	270	392	81	269
Receive-fixed	(2,499)	(1,356)	(2,226)	(1,659)
Interest rate caps	4	7	3	8
Other(2)	(13)	2	51	1

Total risk management derivatives fair value gains (losses), net	2,359	1,836	(446)	1,293
Mortgage commitment derivatives fair value gains (losses), net	(66)	80	(264)	60

Total derivatives fair value gains (losses), net	$2,293	$1,916	$(710)	$1,353

Risk management derivatives fair value gains (losses) attributable to:
Net contractual interest income (expense) on interest rate swaps	$(304)	$64	$(330)	$98
Net change in fair value of terminated derivative contracts from end of prior period to date of termination	(108)	(29)	174	(93)
Net change in fair value of outstanding derivative contracts, including derivative contracts entered into during the period	2,771	1,801	(290)	1,288

Risk management derivatives fair value gains, net(3)	$2,359	$1,836	$(446)	$1,293

	2008	2007

5-year swap rate:
As of January 1	4.19%	5.10%
As of March 31	3.31	4.99
As of June 30	4.26	5.50

(1)	Includes the effect of net contractual interest income of approximately $6 million and interest expense of $16 million for the three months ended June 30, 2008 and 2007, respectively, and interest income of $3 million and interest expense of $34 million for the six months ended June 30, 2008 and 2007, respectively. The change in fair value of foreign currency swaps excluding this item resulted in a net loss of $26 million and a net loss of $47 million for the three months ended June 30, 2008 and 2007, respectively, and a net gain of $123 million and a net loss of $9 million for the six months ended June 30, 2008 and 2007, respectively.

(2)	Includes MBS options, swap credit enhancements and mortgage insurance contracts.

(3)	Reflects net derivatives fair value losses, excluding mortgage commitments, recognized in the condensed consolidated statements of operations.

The derivatives fair value gains of $2.3 billion for the second quarter of 2008, which includes $754 million of gains on pay-fixed swaps designated as fair value hedges, reflected the impact of an increase in swap interest rates during the quarter. The 5-year swap interest rate, which is presented in Table 8, rose by 95 basis points to 4.26% as of June 30, 2008 from 3.31% as of March 31, 2008. This increase in swap interest rates resulted in fair value gains on our pay-fixed swaps that exceeded the fair value losses on our receive-fixed swaps. The derivatives fair value gains of $1.9 billion for the second quarter of 2007 also was attributable to an increase in swap interest rates during the quarter, which resulted in fair value gains on our pay-fixed swaps.

The derivatives fair value losses of $710 million for the first six months of 2008 was largely attributable to losses resulting from a combination of the time decay of our purchased options and rebalancing activities. These losses were partially offset by net fair value gains on our swaps. The derivatives fair value gains of $1.4 billion for the first six months of 2007 was attributable to an increase in swap interest rates during the period, which resulted in fair value gains on our pay-fixed swaps.

For additional discussion of the effect of our derivatives on our consolidated financial statements, see “Consolidated Balance Sheet Analysis—Derivative Instruments.” For information on changes in our derivatives activity and the outstanding notional amounts of our derivatives, see “Risk Management—Interest Rate Risk Management and Other Market Risks—Derivatives Activity.”

Trading Securities Gains (Losses), Net

Our portfolio of trading securities increased to $99.6 billion as of June 30, 2008, from $64.0 billion as of December 31, 2007. We recorded net losses on trading securities of $965 million and $2.2 billion for the second quarter and first six months of 2008, respectively. The losses for the second quarter of 2008 were primarily due to an increase in long-term interest rates during the quarter, partially offset by gains resulting from the tightening of spreads during the quarter relative to the first quarter of 2008. The losses for the first six months of 2008 were attributable to the significant widening of spreads during the first quarter of 2008, particularly related to private-label mortgage-related securities backed by Alt-A and subprime loans and commercial mortgage-backed securities (“CMBS”) backed by multifamily mortgage loans, and the increase in interest rates during the second quarter of 2008. In comparison, we recorded losses of $501 million and $440 million for the second quarter and first six months of 2007, respectively, which were attributable to the combined effect of an increase in long-term interest rates and widening of spreads during the second quarter of 2007.

We provide additional information on our trading and AFS securities in “Consolidated Balance Sheet Analysis—Trading and Available-for-Sale Investment Securities” and disclose the sensitivity of changes in the fair value of our trading securities to changes in interest rates in “Risk Management—Interest Rate Risk Management and Other Market Risks—Measuring Interest Rate Risk.”

Hedged Mortgage Assets Losses, Net

Our hedge accounting relationships during the second quarter of 2008 consisted of pay-fixed interest rate swaps designated as fair value hedges of changes in the fair value, attributable to changes in the LIBOR benchmark interest rate, of specified mortgage assets. As of June 30, 2008, we had a notional amount of $68.6 billion of pay-fixed swaps designated as fair value hedges of specified mortgage assets. We include changes in fair value of hedged mortgage assets attributable to changes in the benchmark interest rate in our assessment of hedge effectiveness. These fair value accounting hedges resulted in losses on the hedged mortgage assets for the three and six months ended June 30, 2008 of $803 million, which were partially offset by gains of $789 million on the pay-fixed swaps designated as hedging instruments. The gains on these pay-fixed swaps are included as a component of derivatives fair value gains (losses), net. We also record as a component of derivatives fair value gains (losses), net the ineffectiveness, or the portion of the change in the fair value of our derivatives that was not effective in offsetting the change in the fair value of the designated hedged mortgage assets. Included in our derivatives fair value gains (losses), net was a loss of $14 million for the second quarter and first six months of 2008 representing the ineffectiveness of our fair value hedges. We provide additional information on our application of hedge accounting in “Notes to Condensed Consolidated Financial Statements, Note 1—Summary of Significant Accounting Policies” and “Note 9—Derivative Instruments and Hedging Activities.”

Losses from Partnership Investments

Losses from partnership investments decreased to $195 million and $336 million for the second quarter and first six months of 2008, respectively, from $215 million and $380 million for the second quarter and first six months of 2007. The decrease in losses during each period was due to a reduction in net operating losses attributable to a decrease in our tax-advantaged partnership investments and gains from the sale of some of our low income housing tax credit (“LIHTC”) investments, which was partially offset by increases in losses from our non-tax-advantaged investments.

Administrative Expenses

Administrative expenses decreased to $512 million and $1.0 billion for the second quarter and first six months of 2008, respectively, from $660 million and $1.4 billion for the second quarter and first six months of 2007, respectively, reflecting significant reductions in restatement and related regulatory expenses and a reduction in our ongoing operating costs due to efforts we undertook in 2007 to increase productivity and lower our administrative costs. We are actively managing our administrative expenses with the intent to maintain our ongoing operating costs for 2008, which exclude costs associated with our restatement, such as regulatory examinations and litigation related to the restatement, near the $2.0 billion level that we achieved in 2007.

Credit-Related Expenses

Credit-related expenses included in our condensed consolidated statements of operations consist of the provision for credit losses and foreclosed property expense. We detail the components of our credit-related expenses in Table 9. The significant increase in credit-related expenses for the second quarter and first six months of 2008 compared with the second quarter and first six months of 2007 was driven by a substantial increase in our provision for credit losses due to higher charge-offs and to build our loss reserves and an increase in foreclosed property expense.

Table 9:  Credit-Related Expenses

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in millions)

Provision attributable to guaranty book of business	$4,591	$368	$6,927	$548
Provision attributable to SOP 03-3 and HomeSaver Advance fair value losses	494	66	1,231	135

Total provision for credit losses(1)	5,085	434	8,158	683
Foreclosed property expense	264	84	434	156

Credit-related expenses	$5,349	$518	$8,592	$839

(1)	Reflects total provision for credit losses reported in Table 10 below under “Combined loss reserves.”

Provision Attributable to Guaranty Book of Business

Our allowance for loan losses and reserve for guaranty losses, which we collectively refer to as our combined loss reserves, provide for probable credit losses inherent in our guaranty book of business as of each balance sheet date. The change in our combined loss reserves each period is driven by the provision for credit losses recognized in our condensed consolidated statements of operations and the net charge-offs recorded against our loss reserves. Table 10 below summarizes changes in our combined loss reserves for the three and six months ended June 30, 2008 and 2007.

Table 10:  Allowance for Loan Losses and Reserve for Guaranty Losses

			For the
	For the		Six Months
	Three Months Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in millions)

Changes in loss reserves:
Allowance for loan losses:
Beginning balance	$993	$312	$698	$340
Provision	880	73	1,424	90
Charge-offs(1)	(495)	(64)	(774)	(126)
Recoveries	98	16	128	33

Ending balance(2)	$1,476	$337	$1,476	$337

Reserve for guaranty losses:
Beginning balance	$4,202	$618	$2,693	$519
Provision	4,205	361	6,734	593
Charge-offs(3)	(989)	(168)	(2,026)	(321)
Recoveries	32	10	49	30

Ending balance	$7,450	$821	$7,450	$821

Combined loss reserves:
Beginning balance	$5,195	$930	$3,391	$859
Provision	5,085	434	8,158	683
Charge-offs(1)(3)	(1,484)	(232)	(2,800)	(447)
Recoveries	130	26	177	63

Ending balance(2)	$8,926	$1,158	$8,926	$1,158

	As of
	June 30,	December 31,
	2008	2007

Allocation of combined loss reserves:
Balance at end of each period attributable to:
Single-family	$8,866	$3,318
Multifamily	60	73

Total	$8,926	$3,391

Single-family and multifamily loss reserve ratios:(4)
Single-family loss reserves as % of single-family guaranty book of business	0.32%	0.13%
Multifamily loss reserves as % of multifamily guaranty book of business	0.04	0.05
Combined loss reserves as a percentage of:
Total guaranty book of business	0.31	0.12
Total nonperforming loans(5)	19.4	9.5

(1)	Includes accrued interest of $161 million and $27 million for the three months ended June 30, 2008 and 2007, respectively, and $239 million and $52 million for the six months ended June 30, 2008 and 2007, respectively.

(2)	Includes $114 million and $28 million as of June 30, 2008 and 2007, respectively, for acquired loans subject to the application of SOP 03-3.

(3)	Includes charges recorded at the date of acquisition of $380 million and $66 million for the three months ended June 30, 2008 and 2007, respectively, and $1.1 billion and $135 million for the six months ended June 30, 2008 and 2007, respectively, for acquired loans subject to the application of SOP 03-3 where the acquisition cost exceeded the fair value of the acquired loan. Also includes charges recorded for our HomeSaver Advance initiative of $114 million and $123 million for the three and six months ended June 30, 2008, respectively.

(4)	Represents loss reserves amount attributable to each loan type as a percentage of the guaranty book of business for each loan type.

(5)	Loans are classified as nonperforming at the earlier of when payment of principal and interest is three months or more past due according to the loan’s contractual terms (unless we have recourse against the seller of the loan in the event of default) or when, in our opinion, collectability of interest or principal on the loan is not reasonably assured. See Table 39: Nonperforming Single-Family and Multifamily Loans for detail on nonperforming loans as of June 30, 2008 and December 31, 2007.

We have continued to build our combined loss reserves through provisions that have been well in excess of our charge-offs. The provision for credit losses attributable to our guaranty book of business totaled $4.6 billion and $6.9 billion for the second quarter and first six months of 2008, respectively. These amounts consisted of charge-offs, net of recoveries, totaling $860 million and $1.4 billion for the second quarter and first six months of 2008, respectively, and an incremental provision of $3.7 billion and $5.5 billion, respectively, to build our combined loss reserves. In comparison, we recorded a provision for credit losses attributable to our guaranty book of business of $368 million and $548 million for the second quarter and first six months of 2007. As a result of our higher loss provisioning levels, we have substantially increased our combined loss reserves both in absolute terms and as a percentage of our guaranty book of business, to $8.9 billion, or 0.31% of our guaranty book of business, as of June 30, 2008, from $3.4 billion, or 0.12% of our guaranty book of business, as of December 31, 2007.

The increase in our loss provisioning levels and combined loss reserves reflects our current estimate of inherent losses in our guaranty book of business as of June 30, 2008. The increased estimate of inherent losses is due to the continued decline in home prices, which worsened during the second quarter of 2008 and resulted in higher delinquencies and defaults and an increase in the average loan loss severity or charge-off per default. Our conventional single-family serious delinquency rate has doubled over the past year, increasing to 1.36% as of June 30, 2008, from 0.98% as of December 31, 2007 and 0.64% as of June 30, 2007. The average default rate and loan loss charge-off severity, excluding fair value losses related to SOP 03-3 loans, was 0.13% and 23%, respectively, for the second quarter of 2008, compared with 0.07% and 9% for the second quarter of 2007. These worsening credit performance trends have been most notable in certain states, certain higher risk loan categories and our 2006 and 2007 loan vintages. The Midwest, which has experienced prolonged economic weakness, and California, Florida, Arizona and Nevada, which previously experienced rapid home price increases and are now experiencing steep home price declines, have accounted for a disproportionately large share of our seriously delinquent loans and charge-offs. Our Alt-A book, particularly the 2006 and 2007 loan vintages, has exhibited early stage payment defaults and represented a disproportionate share of our seriously delinquent loans and charge-offs for the first six months of 2008.

We expect our credit-related expenses to peak during 2008. In addition, we expect that the majority of the credit-related expenses that we will realize from our 2006 and 2007 vintages will be recognized by the end of 2008 through a combination of charge-offs, foreclosed property expense and increases to our combined loss reserves, although we expect that the total amount of our credit-related expenses will be significant in 2009. We also expect that a significant portion of the anticipated charge-offs from the 2006 and 2007 vintages will be provided for in our combined loss reserves by the end of 2008.

Provision Attributable to SOP 03-3 and HomeSaver Advance Fair Value Losses

We experienced a substantial increase in the SOP 03-3 fair value losses recorded upon the purchase of seriously delinquent loans from MBS trusts for the second quarter and first six months of 2008 relative to the second quarter and the first six months of 2007, due to the significant disruption in the mortgage market and severe reduction in market liquidity for certain mortgage products, such as delinquent loans, that has persisted since July 2007. As indicated in Table 9 above, SOP 03-3 and HomeSaver Advance fair value losses increased to $494 million and $1.2 billion for the second quarter and first six months of 2008, respectively, from $66 million and $135 million for the second quarter and first six months of 2007, respectively. We describe how we account for SOP 03-3 fair value losses and the process we use to value loans subject to SOP 03-3 in “Part II—Item 7—MD&A—Critical Accounting Policies and Estimates—Fair Value of Financial Instruments—Fair Value of Loans Purchased with Evidence of Credit Deterioration—Effect on Credit-Related Expenses” of our 2007 Form 10-K.

Seriously Delinquent Loans Purchased from MBS Trusts

Table 11 provides a quarterly comparison of the average market price, as a percentage of the unpaid principal balance and accrued interest, of seriously delinquent loans subject to SOP 03-3 purchased from MBS trusts and additional information related to these loans. Beginning in November 2007, we decreased the number of optional delinquent loan purchases from our single-family MBS trusts in order to preserve capital in compliance with our regulatory capital requirements. HomeSaver Advance, which is a loss mitigation tool discussed below that we implemented in the first quarter of 2008, has affected our optional delinquent loan purchases. The significant reduction in liquidity in the mortgage markets, along with the increase in mortgage credit risk, that was observed in the second half of 2007 has persisted and continued to exert downward pressure on the valuations of these loans.

Table 11:  Statistics on Seriously Delinquent Loans Purchased from MBS Trusts Subject to SOP 03-3

	2008		2007
	Q2	Q1	Q4	Q3	Q2	Q1

Average market price(1)	53%	60%	70%	72%	93%	94%
Unpaid principal balance and accrued interest of loans purchased (dollars in millions)	$807	$1,704	$1,832	$2,349	$881	$1,057
Number of seriously delinquent loans purchased	4,618	10,586	11,997	15,924	6,396	8,009

(1)	The value of primary mortgage insurance is included as a component of the average market price.

Table 12 presents activity related to seriously delinquent loans subject to SOP 03-3 purchased from MBS trusts under our guaranty arrangements for the three months ended March 31, 2008 and June 30, 2008.

Table 12:  Activity of Seriously Delinquent Loans Purchased from MBS Trusts Subject to SOP 03-3

			Allowance
	Contractual	Market	for Loan	Net
	Amount(1)	Discount	Losses	Investment
	(Dollars in millions)

Balance as of December 31, 2007	$8,096	$(991)	$(39)	$7,066
Purchases of delinquent loans	1,704	(728)	—	976
Provision for credit losses	—	—	(35)	(35)
Principal repayments	(180)	46	1	(133)
Modifications and troubled debt restructurings	(915)	331	5	(579)
Foreclosures, transferred to REO	(619)	169	18	(432)

Balance as of March 31, 2008	$8,086	$(1,173)	$(50)	$6,863
Purchases of delinquent loans	807	(380)	—	427
Provision for credit losses	—	—	(86)	(86)
Principal repayments	(192)	28	2	(162)
Modifications and troubled debt restructurings	(582)	240	5	(337)
Foreclosures, transferred to REO	(471)	129	15	(327)

Balance as of June 30, 2008	$7,648	$(1,156)	$(114)	$6,378

(1)	Reflects contractually required principal and accrued interest payments that we believe are probable of collection.

Tables 13 and 14 provide information about the re-performance, or cure rates, of seriously delinquent single-family loans we purchased from MBS trusts during the first and second quarters of 2008, each of the quarters for 2007 and each of the years 2004 to 2007, as of both (1) June 30, 2008 and (2) the end of each respective period in which the loans were purchased. Table 13 includes all seriously delinquent loans we purchased from our MBS trusts, while Table 14 includes only those seriously delinquent loans that we purchased from our MBS trusts because we intended to modify the loan.

We believe there are inherent limitations in the re-performance statistics presented in Tables 13 and 14, both because of the significant lag between the time a loan is purchased from an MBS trust and the conclusion of the delinquent loan resolution process and because, in our experience, it generally takes at least 18 to 24 months to assess the ultimate re-performance of a delinquent loan. Accordingly, these re-performance statistics, particularly those for more recent loan purchases, are likely to change, perhaps materially. As a result, we believe the re-performance rates as of June 30, 2008 for delinquent loans purchased from MBS trusts during 2008 and 2007, and, to a lesser extent, the latter half of 2006, may not be indicative of the ultimate long-term performance of these loans. In addition, our cure rates may be affected by changes in our loss mitigation efforts and delinquent loan purchase practices.

Table 13:  Re-performance Rates of Seriously Delinquent Single-Family Loans Purchased from MBS Trusts(1)

	Status as of June 30, 2008
	2008		2007
	Q2	Q1	Q4	Q3	Q2	Q1	2007	2006	2005	2004

Cured without modification(2)	10%	15%	16%	19%	18%	25%	20%	37%	45%	43%
Cured with modification(3)	35	45	32	18	34	29	26	29	16	15

Total cured	45	60	48	37	52	54	46	66	61	58
Defaults(4)	2	5	16	31	21	26	24	23	32	37
90 days or more delinquent	53	35	36	32	27	20	30	11	7	5

Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

	Status as of the End of Each Respective Period
	2008		2007
	Q2	Q1	Q4	Q3	Q2	Q1	2007	2006	2005	2004

Cured without modification(2)	10%	7%	11%	10%	11%	17%	16%	32%	31%	33%
Cured with modification(3)	35	37	26	12	31	26	26	29	12	12

Total cured	45	44	37	22	42	43	42	61	43	45
Defaults(4)	2	2	4	6	3	3	13	9	12	14
90 days or more delinquent	53	54	59	72	55	54	45	30	45	41

Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	Re-performance rates calculated based on number of loans.

(2)	Loans classified as cured without modification consist of the following: (1) loans that are brought current without modification; (2) loans that are paid in full; (3) loans that are repurchased by lenders; (4) loans that have not been modified but are returned to accrual status because they are less than 90 days delinquent; (5) loans for which the default is resolved through long-term forbearance; and (6) loans for which the default is resolved through a repayment plan. We do not extend the maturity date, change the interest rate or otherwise modify the principal amount of any loan that we resolve through long-term forbearance or a repayment plan unless we first purchase the loan from the MBS trust.

(3)	Loans classified as cured with modification consist of loans that are brought current or are less than 90 days delinquent as a result of resolution of the default under the loan through the following: (1) a modification that does not result in a concession to the borrower; or (2) a modification that results in a concession to a borrower, which is referred to as a troubled debt restructuring. Concessions may include an extension of the time to repay the loan beyond its original maturity date or a temporary or permanent reduction in the loan’s interest rate.

(4)	Consists of foreclosures, preforeclosure sales, sales to third parties and deeds in lieu of foreclosure.

Table 14 below presents cure rates only for seriously delinquent single-family loans that have been modified after their purchase from MBS trusts. The cure rates for these modified seriously delinquent loans differ substantially from those shown in Table 13, which presents the information for all seriously delinquent loans purchased from our MBS trusts. Loans that have not been modified tend to start with a lower cure rate than those of modified loans, and the cure rate tends to rise over time as loss mitigation strategies for those loans are developed and then implemented. In contrast, modified loans tend to start with a high cure rate, and the cure rate tends to decline over time. For example, as shown below in Table 14, the initial cure rate for modified loans as of the end of 2007 was 85%, compared with 72% as of June 30, 2008.

Table 14:	Re-performance Rates of Seriously Delinquent Single-Family Loans Purchased from MBS Trusts and Modified(1)

	Status as of June 30, 2008
	2008		2007
	Q2	Q1	Q4	Q3	Q2	Q1	2007	2006	2005	2004

Cured	99%	90%	77%	70%	68%	70%	72%	79%	76%	73%
Defaults(2)	—	—	1	3	5	6	3	8	12	17
90 days or more delinquent	1	10	22	27	27	24	25	13	12	10

Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

	Status as of the End of Each Respective Period
	2008		2007
	Q2	Q1	Q4	Q3	Q2	Q1	2007	2006	2005	2004

Cured	99%	99%	100%	100%	99%	99%	85%	91%	87%	88%
Defaults(2)	—	—	—	—	—	—	1	1	1	1
90 days or more delinquent	1	1	—	—	1	1	14	8	12	11

Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	Re-performance rates calculated based on number of loans.

(2)	Consists of foreclosures, preforeclosure sales, sales to third parties and deeds in lieu of foreclosure.

The substantial majority of the loans reported as cured in Tables 13 and 14 above represent loans for which we believe it is probable that we will collect all of the original contractual principal and interest payments because one or more of the following has occurred: (1) the borrower has brought the loan current without servicer intervention; (2) the loan has paid off; (3) the lender has repurchased the loan; or (4) we have resolved the loan through modification, long-term forbearances or repayment plans. The variance in the cumulative cure rates as of June 30, 2008, compared with the cure rates as of the end of each period in which the loans were purchased from the MBS trust, as displayed in Tables 13 and 14, is primarily due to the amount of time that has elapsed since the loan was purchased to allow for the implementation of a workout solution if necessary.

A troubled debt restructuring is the only form of modification in which we do not expect to collect the full original contractual principal and interest amount due under the loan, although other resolutions and modifications may result in our receiving the full amount due, or certain installments due, under the loan over a period of time that is longer than the period of time originally provided for under the loan. Of the percentage of loans reported as cured as of June 30, 2008 for the second and first quarters of 2008 and for the years 2007, 2006, 2005 and 2004, approximately 74%, 67%, 39%, 15%, 4% and 2%, respectively, represented troubled debt restructurings where we have provided a concession to the borrower.

Required and Optional Purchases of Single Family Loans from MBS Trusts

Table 15 presents information on our required and optional purchases of single-family loans from MBS trusts.

Table 15:  Required and Optional Purchases of Single-Family Loans from MBS Trusts

		Approximate	Aggregate
	Serious	Number of	Unpaid
	Delinquency	Loans	Principal	Required	Optional
	Rate(1)	Purchased	Balance(2)	Purchases(3)	Purchases(4)
	(Dollars in billions)

For the quarter ended:
December 31, 2007	0.67%	13,200	$2.0	74%	26%
March 31, 2008	0.85	11,400	1.8	97	3
June 30, 2008	1.10	5,000	0.9	91	9

(1)	Represents serious delinquency rates for conventional single-family loans in Fannie Mae MBS trusts.

(2)	Represents unpaid principal balance and accrued interest for single-family loans purchased from MBS trusts during the quarter.

(3)	Calculated based on the number of loans purchased that we were required to purchase, including purchases of loans we plan to modify, divided by the total number of loans we purchased from MBS trusts during the quarter.

(4)	Calculated based on the number of loans purchased on an optional basis divided by the total number of loans we purchased from MBS trusts during the quarter.

The proportion of delinquent loans purchased from MBS trusts for the purpose of modification varies from period to period, driven primarily by factors such as changes in our loss mitigation efforts, as well as changes in interest rates and other market factors. HomeSaver Advance, which serves as a loss mitigation tool earlier in the delinquency cycle than a modification can be offered due to our MBS trust constraints, allows borrowers to cure their payment defaults without requiring modification of their mortgage loans. HomeSaver Advance allows servicers to provide qualified borrowers with a 15-year unsecured personal loan in an amount equal to all past due payments relating to their mortgage loan, up to the lesser of $15,000 or 15% of the unpaid principal balance of the delinquent first lien loan. Because HomeSaver Advance does not require modification of the first lien loan, we are not required to purchase the delinquent loans from the MBS trusts. We purchased 17,901 unsecured, outstanding HomeSaver Advances with an unpaid principal balance of $127 million as of June 30, 2008. The average advance made was approximately $7,100. We record these loans, which we report in our condensed consolidated balance sheets as a component of “Other assets,” at their estimated fair value at the date of purchase and assess for impairment subsequent to the date of purchase. The carrying value of our HomeSaver Advances was $4 million as of June 30, 2008. The fair value of these loans is less than the outstanding unpaid principal balance for several reasons, including the lack of underlying collateral to secure the loans, the large discount that market participants have placed on mortgage-related financial assets, and the uncertainty about how these loans will perform given the current housing market and insufficient amount of time to adequately assess their performance. Although several months of payment history is generally required to fully assess loan performance, approximately 59% of the first lien mortgage loans associated with the HomeSaver Advances made through the end of May 2008 were current as of June 30, 2008.

We expect HomeSaver Advance to continue to reduce the number of delinquent loans that we otherwise would have purchased from our MBS trusts for the remainder of 2008. Although our optional loan purchases have decreased since the end of 2007, we expect that our SOP 03-3 fair value losses for 2008 will be higher than the losses recorded for 2007, based on the number of required and optional loans we purchased from MBS trusts during the first six months of 2008 and the continued weakness in the housing market, which has reduced the price of these loans.

Credit Loss Performance Metrics

Management views our credit loss performance metrics, which include our historical credit losses and our credit loss ratio, as significant indicators of the effectiveness of our credit risk management strategies. Management uses these metrics together with other credit risk measures to assess the credit quality of our existing guaranty book of business, make determinations about our loss mitigation strategies, evaluate our historical credit loss performance and determine the level of our loss reserves. These metrics, however, are not defined terms within GAAP and may not be calculated in the same manner as similarly titled measures reported by other companies. Because management does not view changes in the fair value of our mortgage loans as credit losses, we exclude SOP 03-3 and HomeSaver Advance fair value losses that have not yet produced an economic loss from our credit loss performance metrics. However, we include in our credit loss performance metrics the impact of any credit losses we experience on loans subject to SOP 03-3 or first lien loans associated with HomeSaver Advance loans that result in foreclosure.

We believe that our credit loss performance metrics are useful to investors because they reflect how management evaluates our credit performance and the effectiveness of our credit risk management strategies and loss mitigation efforts. They also provide a consistent treatment of credit losses for on- and off-balance sheet loans. Moreover, by presenting credit losses with and without the effect of SOP 03-3 and HomeSaver Advance fair value losses, investors are able to evaluate our credit performance on a more consistent basis among periods.

Table 16 below details the components of our credit loss performance metrics, which exclude the effect of SOP 03-3 and HomeSaver Advance fair value losses, for the three and six months ended June 30, 2008 and 2007.

Table 16:  Credit Loss Performance Metrics

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2008			2007			2008			2007
	Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)
	(Dollars in millions)

Charge-offs, net of recoveries	$1,354	18.9	bp	$206	3.3	bp	$2,623	18.6	bp	$384	3.1	bp
Foreclosed property expense	264	3.7		84	1.4		434	3.1		156	1.3
Less: SOP 03-3 and HomeSaver Advance fair value losses(2)	(494)	(6.9)		(66)	(1.1)		(1,231)	(8.7)		(135)	(1.1)
Plus: Impact of SOP 03-3 on charge-offs and foreclosed property expense(3)	129	1.8		26	0.4		298	2.1		51	0.4

Credit losses(4)	$1,253	17.5	bp	$250	4.0	bp	$2,124	15.1	bp	$456	3.7	bp

(1)	Based on the annualized amount for each line item presented divided by the average guaranty book of business during the period. We previously calculated our credit loss ratio based on annualized credit losses as a percentage of our mortgage credit book of business, which includes non-Fannie Mae mortgage-related securities held in our mortgage investment portfolio that we do not guarantee. Because losses related to non-Fannie Mae mortgage-related securities are not reflected in our credit losses, we revised the calculation of our credit loss ratio to reflect credit losses as a percentage of our guaranty book of business. Our credit loss ratio calculated based on our mortgage credit book of business would have been 16.7 basis points and 3.8 basis points for the three months ended June 30, 2008 and 2007, respectively. Our charge-off ratio calculated based on our mortgage credit book of business would have been 18.0 basis points and 3.1 basis points for the three months ended June 30, 2008 and 2007, respectively. Our credit loss ratio calculated based on our mortgage credit book of business would have been 14.3 basis points and 3.5 basis points for the six months ended June 30, 2008 and 2007, respectively. Our charge-off ratio calculated based on our mortgage credit book of business would have been 17.7 basis points and 3.0 basis points for the six months ended June 30, 2008 and 2007, respectively.

(2)	Represents the amount recorded as a loss when the acquisition cost of a seriously delinquent loan purchased from an MBS trust exceeds the fair value of the loan at acquisition. Also includes the difference between the unpaid principal balance of HomeSaver Advance loans at origination and the estimated fair value of these loans that we record in our condensed consolidated balance sheets.

(3)	For seriously delinquent loans purchased from MBS trusts that are recorded at a fair value amount at acquisition that is lower than the acquisition cost, any loss recorded at foreclosure would be less than it would have been if we had recorded the loan at its acquisition cost instead of at fair value. Accordingly, we have added back to our credit losses the amount of charge-offs and foreclosed property expense that we would have recorded if we had calculated these amounts based on the purchase price.

(4)	Interest forgone on nonperforming loans in our mortgage portfolio, which is presented in Table 39, reduces our net interest income but is not reflected in our credit losses total. In addition, other-than-temporary impairment losses resulting from deterioration in the credit quality of our mortgage-related securities and accretion of interest income on loans subject to SOP 03-3 are excluded from credit losses.

Our credit loss ratio increased to 17.5 basis points and 15.1 basis points for the second quarter and first six months of 2008, respectively, from 4.0 basis points and 3.7 basis points for the second quarter and first six months of 2007, respectively. The substantial increase in our credit losses reflected the impact of a further deterioration of conditions in the housing and credit markets. The decline in national home prices and the economic weakness in the Midwest have continued to contribute to higher default rates and loan loss severities, particularly for certain higher risk loan categories, loan vintages and loans within certain states that have had the greatest home price depreciation from their recent peaks. Our credit loss ratio including the effect of SOP 03-3 and HomeSaver Advance fair value losses was 22.6 basis points and 21.7 basis points for the second quarter and first six months of 2008, respectively, and 4.7 basis points and 4.4 basis points for the second quarter and first six months of 2007, respectively.

Certain higher risk loan types, such as Alt-A loans, interest-only loans, loans to borrowers with low credit scores and loans with high loan-to-value (“LTV”) ratios, many of which were originated in 2006 and 2007, represented approximately 29% of our single-family conventional mortgage credit book of business as of June 30, 2008, but accounted for approximately 72% and 70% of our credit losses for the second quarter and first six months of 2008, respectively, compared with 52% and 51% for the second quarter and first six months of 2007, respectively.

The states of California, Florida, Arizona and Nevada, which represented approximately 27% of our single-family conventional mortgage credit book of business as of June 30, 2008, accounted for 48% and 42% of our credit losses for the second quarter and first six months of 2008, respectively, compared with 8% and 5% for the second quarter and first six months of 2007, respectively. Michigan and Ohio, two key states driving credit losses in the Midwest, represented approximately 6% of our single-family conventional mortgage credit book of business as of June 30, 2008, but accounted for 18% and 23% of our credit losses for the second quarter and first six months of 2008, respectively, compared with 46% and 44% for the second quarter and first six months of 2007, respectively.

In light of our experience during the second quarter and our credit performance in July, we are increasing our forecast for our credit loss ratio (which excludes SOP 03-3 and HomeSaver Advance fair value losses) of 23 to 26 basis points for 2008, as compared with our previous guidance of 13 to 17 basis points. We continue to anticipate that our credit loss ratio will increase further in 2009 compared with 2008.

We provide more detailed credit performance information, including serious delinquency rates by geographic region, statistics on nonperforming loans and foreclosed property activity, in “Risk Management—Credit Risk Management—Mortgage Credit Risk Management—Mortgage Credit Book of Business.”

Credit Loss Sensitivity

Pursuant to our September 2005 agreement with OFHEO, we disclose on a quarterly basis the present value of the change in future expected credit losses from our existing single-family guaranty book of business from an immediate 5% decline in single-family home prices for the entire United States. Table 17 shows the credit loss sensitivity before and after consideration of projected credit risk sharing proceeds, such as private mortgage insurance claims and other credit enhancement, as of June 30, 2008 and December 31, 2007 for first lien single-family whole loans we own or that back Fannie Mae MBS. The sensitivity results represent the difference between our base case scenario of the present value of expected credit losses and credit risk sharing proceeds, derived from our internal home price path forecast, and a scenario that assumes an instantaneous nationwide 5% decline in home prices. The increase in the credit loss sensitivities since December 31, 2007 reflects the decline in home prices during the first half of 2008 and the current negative near-term outlook for the housing and credit markets. These higher sensitivities also reflect the impact of updates to our underlying credit loss estimation models to capture the credit risk associated with the rapidly changing and worsening of conditions in the housing market. An environment of continuing lower home prices affects the frequency and timing of defaults and increases the level of credit losses, resulting in greater loss sensitivities. Although the anticipated credit risk sharing proceeds have increased as home prices have declined, the expected amount of proceeds resulting from a 5% home price shock are lower. As home prices decline, the number of loans without mortgage insurance that are projected to default increases and the losses on loans with mortgage insurance that default are more likely to increase to a level that exceeds the level of mortgage insurance.

Table 17:  Single-Family Credit Loss Sensitivity(1)

	As of
	June 30,	December 31,
	2008	2007
	(Dollars in millions)

Gross single-family credit loss sensitivity(2)	$11,300	$9,644
Less: Projected credit risk sharing proceeds	(3,933)	(5,102)

Net single-family credit loss sensitivity(2)	$7,367	$4,542

Outstanding single-family whole loans and Fannie Mae MBS	$2,660,098	$2,523,440
Single-family net credit loss sensitivity as a percentage of outstanding single-family whole loans and Fannie Mae MBS	0.28%	0.18%

(1)	For purposes of this calculation, we assume that, after the initial 5% shock, home price growth rates return to the average of the possible growth rate paths used in our internal credit pricing models. The present value change reflects the increase in future expected credit losses under this shock scenario.

(2)	Represents total economic credit losses, which consists of credit losses and forgone interest. Calculations are based on approximately 97% of our total single-family guaranty book of business as of both June 30, 2008 and December 31, 2007. The mortgage loans and mortgage-related securities that are included in these estimates consist of: (i) single-family Fannie Mae MBS (whether held in our mortgage portfolio or held by third parties), excluding certain whole loan real estate mortgage investment conduits (“REMICs”) and private-label wraps; (ii) single-family mortgage loans, excluding mortgages secured only by second liens, subprime mortgages, manufactured housing chattel loans and reverse mortgages; and (iii) long-term standby commitments. We expect the inclusion in our estimates of the excluded products may impact the estimated sensitivities set forth in this table.

We generated these sensitivities using the same models that we use to estimate fair value. Because these sensitivities represent hypothetical scenarios, they should be used with caution. They are limited in that they assume an instantaneous uniform nationwide decline in home prices, which is not representative of the historical pattern of changes in home prices. Changes in home prices generally vary on a regional basis. In addition, these sensitivities are calculated independently without considering changes in other interrelated assumptions, such as unemployment rates or other economic factors, which would likely have a significant impact on our credit losses.

Other Non-Interest Expenses

Other non-interest expenses increased to $286 million and $791 million for the second quarter and first six months of 2008, respectively, from $60 million and $164 million for the second quarter and first six months of 2007, respectively. The increase in expenses for each period was predominately due to a reduction in the amount of net gains recognized on the extinguishment of debt and interest expense related to an increase in our unrecognized tax benefit.

Federal Income Taxes

We recorded a tax benefit of $476 million and $3.4 billion for the second quarter and first six months of 2008, respectively, which resulted in an effective tax rate, excluding the provision or benefit related to extraordinary amounts of 17% and 43%, respectively. The tax benefit for each period was due in part to the pre-tax loss for the period as well as the tax credits generated from our LIHTC partnership investments. The reduction of our tax benefit as a percentage of pre-tax loss in the three months ended June 30, 2008 as compared with the three months ended March 31, 2008, was due in part to an increase in our projected credit losses for 2008 which is used in computing our annual effective tax rate. In comparison, we recorded a tax provision of $187 million and $114 million for the second quarter and first six months of 2007, respectively, and our effective tax rate was 9% and 4%, respectively.

In calculating our interim provision for income taxes, we use an estimate of our annual effective tax rate, which we update each quarter based on actual historical information and forward-looking estimates. The estimated annual effective tax rate may fluctuate each period based upon changes in facts and circumstances, if any, as compared with those forecasted at the beginning of the year and each interim period thereafter.

BUSINESS SEGMENT RESULTS

The presentation of the results of each of our three business segments is intended to reflect each segment as if it were a stand-alone business. We describe the management reporting and allocation process that we use to generate our segment results in our 2007 Form 10-K in “Notes to Consolidated Financial Statements—Note 15, Segment Reporting.” We summarize our segment results for the three and six months ended June 30, 2008 and 2007 in the tables below and provide a discussion of these results. We include more detail on our segment results in “Notes to Condensed Consolidated Financial Statements—Note 13, Segment Reporting.”

Single-Family Business

Our Single-Family business recorded a net loss of $2.4 billion and $3.4 billion for the second quarter and first six months of 2008, respectively, compared with net income of $136 million and $491 million for the second quarter and first six months of 2007, respectively. Table 18 summarizes the financial results for our Single-Family business for the periods indicated.

Table 18:  Single-Family Business Results

	For the		For the
	Three Months Ended		Six Months Ended		Quarterly		Year-to-Date
	June 30,		June 30,		Variance		Variance
	2008	2007	2008	2007	$	%	$	%
	(Dollars in millions)

Statement of operations data:
Guaranty fee income	$1,819	$1,304	$3,761	$2,591	$515	39%	$1,170	45%
Trust management income	74	141	179	295	(67)	(48)	(116)	(39)
Other income(1)(2)	197	184	385	360	13	7	25	7
Losses on certain guaranty contracts	—	(451)	—	(731)	451	100	731	100
Credit-related expenses(3)	(5,339)	(519)	(8,593)	(845)	(4,820)	(929)	(7,748)	(917)
Other expenses(1)(4)	(461)	(454)	(994)	(922)	(7)	(2)	(72)	(8)

Income (loss) before federal income taxes	(3,710)	205	(5,262)	748	(3,915)	(1,910)	(6,010)	(803)
Benefit (provision) for federal income taxes	1,304	(69)	1,848	(257)	1,373	1,990	2,105	819

Net income (loss)	$(2,406)	$136	$(3,414)	$491	$(2,542)	(1,869)%	$(3,905)	(795)%

Other key performance data:
Average single-family guaranty book of business(5)	$2,704,345	$2,349,006	$2,668,099	$2,318,897	$355,339	15%	$349,202	15%

(1)	Certain prior period amounts have been reclassified to conform with the current period presentation in our condensed consolidated statements of operations.

(2)	Consists of net interest income, investment gains and losses, and fee and other income.

(3)	Consists of the provision for credit losses and foreclosed property expense.

(4)	Consists of administrative expenses and other expenses.

(5)	The single-family guaranty book of business consists of single-family mortgage loans held in our mortgage portfolio, single-family Fannie Mae MBS held in our mortgage portfolio, single-family Fannie Mae MBS held by third parties, and other credit enhancements that we provide on single-family mortgage assets. Excludes non-Fannie Mae mortgage-related securities held in our investment portfolio for which we do not provide a guaranty.

Key factors affecting the results of our Single-Family business for the second quarter and first six months of 2008 compared with the second quarter and first six months of 2007 included the following.

•	Increased guaranty fee income, attributable to growth in the average single-family guaranty book of business, coupled with an increase in the average effective single-family guaranty fee rate.

—	We experienced an increase of 15% in our average single-family guaranty book of business for the second quarter and first six months of 2008 over the second quarter and first six months of 2007, reflecting the significant increase in our market share since the end of the second quarter of 2007. Our single-family guaranty book of business increased to $2.7 trillion as of June 30, 2008, from $2.4 trillion as of June 30, 2007. Our estimated market share of new single-family mortgage-related securities issuances, which is based on publicly available data and excludes previously securitized mortgages, increased to approximately 45.4% and 47.6% for the second quarter and first six months of 2008, respectively, from 27.9% and 26.5% for the second quarter and first six months of 2007, respectively.

—	Our average effective single-family guaranty fee rate increased to 26.9 basis points and 28.2 basis points for the second quarter and first six months of 2008, respectively, from 22.2 basis points and 22.3 basis points for the second quarter and first six months of 2007, respectively. The growth in our average effective single-family guaranty fee rate for the second quarter and first six months of 2008 over the comparable periods in 2007 reflects the accelerated recognition of deferred amounts into income as interest rates were lower in the second quarter and first six months of 2008, relative to the level of interest rates during the comparable prior year periods. Our average effective single-family guaranty fee rate for the second quarter and first six months of 2008 also reflects the impact of guaranty fee pricing changes and a shift in the composition of our guaranty book of business to a greater proportion of higher-quality, lower risk and lower guaranty fee mortgages, as we reduced our acquisitions of higher risk, higher fee product categories, such as Alt-A loans.

•	The elimination of losses on certain guaranty contracts due to the change in measuring the fair value of our guaranty obligation upon adoption of SFAS 157 on January 1, 2008.

•	A substantial increase in credit-related expenses, primarily due to an increase in the provision for credit losses due to higher charge-offs, as well as a higher incremental provision to build our loss reserves, reflecting worsening credit performance trends, including significant increases in delinquencies, default rates and average loan loss severities, particularly in certain states and higher risk loan categories. We also experienced an increase in SOP 03-3 fair value losses, which are recorded as a component of our provision for credit losses.

•	A relatively stable effective income tax rate of approximately 35%, which represents our statutory tax rate.

HCD Business

Our HCD business recorded net income of $72 million and $222 million for the second quarter and first six months of 2008, respectively, compared with net income of $110 million and $273 million for the second quarter and first six months of 2007, respectively. Table 19 summarizes the financial results for our HCD business for the periods indicated.

Table 19:  HCD Business Results

	For the		For the
	Three Months Ended		Six Months Ended		Quarterly		Year-to-Date
	June 30,		June 30,		Variance		Variance
	2008	2007	2008	2007	$	%	$	%
	(Dollars in millions)

Statement of operations data:
Guaranty fee income	$134	$110	$282	$211	$24	22%	$71	34%
Other income(1)	52	106	116	200	(54)	(51)	(84)	(42)
Losses on partnership investments	(195)	(215)	(336)	(380)	20	9	44	12
Credit-related income (expenses)(2)	(10)	1	1	6	(11)	(1,100)	(5)	(83)
Other expenses(3)	(225)	(263)	(479)	(510)	38	14	31	6

Loss before federal income taxes	(244)	(261)	(416)	(473)	17	7	57	12
Benefit for federal income taxes	316	371	638	746	(55)	(15)	(108)	(14)

Net income	$72	$110	$222	$273	$(38)	(35)%	$(51)	(19)%

Other key performance data:
Average multifamily guaranty book of business(4)	$158,444	$126,575	$155,173	$124,818	$31,869	25%	$30,355	24%

(1)	Consists of trust management income and fee and other income (expense).

(2)	Consists of provision for credit losses and foreclosed property income (expense).

(3)	Consists of net interest expense, losses on certain guaranty contracts, administrative expenses, minority interest in earnings of consolidated subsidiaries and other expenses.

(4)	The multifamily guaranty book of business consists of multifamily mortgage loans held in our mortgage portfolio, multifamily Fannie Mae MBS held in our mortgage portfolio, multifamily Fannie Mae MBS held by third parties and other credit enhancements that we provide on multifamily mortgage assets. Excludes non-Fannie Mae mortgage-related securities held in our investment portfolio for which we do not provide a guaranty.

Key factors affecting the results of our HCD business for the second quarter and first six months of 2008 compared with the second quarter and first six months of 2007 included the following.

•	Increased guaranty fee income, attributable to growth in the average multifamily guaranty book of business and an increase in the average effective multifamily guaranty fee rate. These increases reflect the increased investment and liquidity that we are providing to the multifamily mortgage market.

•	A decrease in other income, attributable to lower multifamily fees due to a reduction in multifamily loan liquidations for the first six months of 2008.

•	A decrease in losses on partnership investments, primarily due to a decline in tax-advantaged investments and gains on the sales of some of our LIHTC investments, partially offset by increases in our non-tax advantaged investments.

•	A tax benefit of $316 million and $638 million for the second quarter and first six months of 2008, respectively, driven primarily by tax credits of $229 million and $490 million, respectively. In comparison, we recorded a tax benefit of $371 million and $746 million for the second quarter and first six months of 2007, respectively, driven by tax credits of $277 million and $577 million, respectively.

Capital Markets Group

Our Capital Markets group recorded net income of $34 million and a net loss of $1.3 billion for the second quarter and first six months of 2008, respectively, compared with net income of $1.7 billion and $2.1 billion for the second quarter and first six months of 2007, respectively. Table 20 summarizes the financial results for our Capital Markets group for the periods indicated.

Table 20:  Capital Markets Group Results

	For the		For the
	Three Months Ended		Six Months Ended		Quarterly		Year-to-Date
	June 30,		June 30,		Variance		Variance
	2008	2007	2008	2007	$	%	$	%
	(Dollars in millions)

Statement of operations data:
Net interest income	$2,003	$1,182	$3,662	$2,391	$821	69%	$1,271	53%
Investment losses, net(1)	(846)	(86)	(909)	201	(760)	(884)	(1,110)	(552)
Fair value gains (losses), net(1)	517	1,424	(3,860)	858	(907)	(64)	(4,718)	(550)
Fee and other income(1)	82	83	145	187	(1)	(1)	(42)	(22)
Other expenses(2)	(545)	(410)	(1,216)	(884)	(135)	(33)	(332)	(38)

Income (loss) before federal income taxes and extraordinary losses, net of tax effect	1,211	2,193	(2,178)	2,753	(982)	(45)	(4,931)	(179)
Benefit (provision) for federal income taxes	(1,144)	(489)	918	(603)	(655)	(134)	1,521	252
Extraordinary losses, net of tax effect	(33)	(3)	(34)	(6)	(30)	(1,000)	(28)	(467)

Net income (loss)	$34	$1,701	$(1,294)	$2,144	$(1,667)	(98)%	$(3,438)	(160)%

(1)	Certain prior period amounts have been reclassified to conform with the current period presentation in our condensed consolidated statements of operations.

(2)	Includes debt extinguishment losses, allocated guaranty fee expense, administrative expenses and other expenses.

Key factors affecting the results of our Capital Markets group for the second quarter and first six months of 2008 compared with the second quarter and first six months of 2007 included the following.

•	An increase in net interest income, primarily attributable to an expansion of our taxable-equivalent net interest yield driven by the reduction in short-term interest rates, which reduced the average cost of our debt, and wider mortgage-to-debt spreads on acquisitions. The reversal of accrued interest expense on step-rate debt that we redeemed during the first quarter of 2008 also reduced the average cost of our debt.

•	A decrease in fair value gains for the second quarter of 2008 compared with the second quarter of 2007, largely due to adjustments on hedged mortgage assets attributable to the increase in interest rates during the quarter. The fair value losses recorded for the first six months of 2008 were primarily attributable to losses on our trading securities resulting from the significant widening of spreads during the first quarter of 2008 and the decrease in interest rates during the first quarter of 2008.

•	A significant increase in investment losses due to other-than-temporary impairment on AFS securities, principally for Alt-A and subprime private-label securities, reflecting a reduction in expected cash flows due to higher expected defaults and loss severities on the underlying mortgages.

•	An effective tax rate of 94% and 42% for the second quarter and first six months of 2008, respectively, compared with an effective tax rate of 22% for both the second quarter and first six months of 2007. Fluctuations in our effective tax rate and variances between the effective tax rate and statutory rate reflect fluctuations in our pre-tax earnings and the relative benefit of tax-exempt income generated from our investments in mortgage revenue bonds. In addition, the effective tax rate for the second quarter of 2008 reflected an adjustment during the quarter to our estimated annual 2008 corporate effective tax rate, which was due in part to the increase in our projected credit losses for 2008.

CONSOLIDATED BALANCE SHEET ANALYSIS

Total assets of $885.9 billion as of June 30, 2008 increased by $6.5 billion, or 1%, from December 31, 2007. Total liabilities of $844.5 billion increased by $9.3 billion, or 1%, from December 31, 2007. Stockholders’ equity of $41.2 billion reflected a decrease of $2.8 billion, or 6%, from December 31, 2007. Following is a discussion of material changes in the major components of our assets and liabilities since December 31, 2007.

Mortgage Investments

Table 21 summarizes our mortgage portfolio activity for the three and six months ended June 30, 2008 and 2007.

Table 21:  Mortgage Portfolio Activity(1)

	For the				For the
	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
	2008	2007	$	%	2008	2007	$	%
	(Dollars in millions)

Purchases(2)	$60,315	$48,287	$12,028	25%	$95,815	$84,004	$11,811	14%
Sales	9,051	8,048	1,003	12	22,580	25,039	(2,459)	(10)
Liquidations(3)	25,020	32,671	(7,651)	(23)	48,591	64,908	(16,317)	(25)

(1)	Excludes unamortized premiums, discounts and other cost basis adjustments.

(2)	Excludes advances to lenders and mortgage-related securities acquired through the extinguishment of debt.

(3)	Includes scheduled repayments, prepayments and foreclosures.

For the first two months of 2008, we were subject to an OFHEO-directed limitation on the size of our mortgage portfolio. OFHEO’s mortgage portfolio cap requirement, which is described in our 2007 Form 10-K, was eliminated by OFHEO effective March 1, 2008. OFHEO’s reduction in our capital surplus requirement provided us with more flexibility to take advantage of purchase opportunities. As a result, we were able to increase our portfolio purchases during the first six months of 2008, particularly in the second quarter of 2008, as mortgage-to-debt spreads reached historic highs, which presented more opportunities for us to purchase mortgage assets at attractive prices and spreads. We experienced a decrease in mortgage liquidations during the second quarter and first six months of 2008 relative to the second quarter and first six months of 2007, reflecting a decline in refinancing activity due to the continuing deterioration in the housing market and tightening of credit standards in the primary mortgage market, as well as higher mortgage interest rates.

Table 22 shows the composition of our net mortgage portfolio by product type and the carrying value as of June 30, 2008 and December 31, 2007. Our net mortgage portfolio totaled $737.5 billion as of June 30, 2008, reflecting an increase of 2% from December 31, 2007.

Table 22:  Mortgage Portfolio Composition(1)

	As of
	June 30,	December 31,
	2008	2007
	(Dollars in millions)

Mortgage loans:(2)
Single-family:
Government insured or guaranteed	$36,009	$28,202
Conventional:
Long-term, fixed-rate	191,351	193,607
Intermediate-term, fixed-rate(3)	44,124	46,744
Adjustable-rate	43,758	43,278

Total conventional single-family	279,233	283,629

Total single-family	315,242	311,831

Multifamily:
Government insured or guaranteed	753	815
Conventional:
Long-term, fixed-rate	5,537	5,615
Intermediate-term, fixed-rate(3)	83,296	73,609
Adjustable-rate	16,164	11,707

Total conventional multifamily	104,997	90,931

Total multifamily	105,750	91,746

Total mortgage loans	420,992	403,577

Unamortized premiums (discounts) and other cost basis adjustments, net	(1,050)	726
Lower of cost or market adjustments on loans held for sale	(235)	(81)
Allowance for loan losses for loans held for investment	(1,476)	(698)

Total mortgage loans, net	418,231	403,524

Mortgage-related securities:
Fannie Mae single-class MBS	118,069	102,258
Fannie Mae structured MBS	75,052	77,905
Non-Fannie Mae single-class mortgage securities	28,599	28,129
Non-Fannie Mae structured mortgage securities(4)	92,524	96,373
Mortgage revenue bonds	15,788	16,315
Other mortgage-related securities	3,092	3,346

Total mortgage-related securities	333,124	324,326

Market value adjustments(5)	(11,531)	(3,249)
Other-than-temporary impairments	(1,189)	(603)
Unamortized discounts and other cost basis adjustments, net(6)	(1,147)	(1,076)

Total mortgage-related securities, net	319,257	319,398

Mortgage portfolio, net(7)	$737,488	$722,922

(1)	Mortgage loans and mortgage-related securities are reported at unpaid principal balance.

(2)	Mortgage loans include unpaid principal balance totaling $82.4 billion and $81.8 billion as of June 30, 2008 and December 31, 2007, respectively, related to mortgage-related securities that were consolidated under Financial Accounting Standards Board Interpretation (“FIN”) No. 46R (revised December 2003), Consolidation of Variable Interest Entities (an interpretation of ARB No. 51) (“FIN 46R”), and mortgage-related securities created from securitization transactions that did not meet the sales criteria under SFAS No. 140, Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125) (“SFAS 140”), which effectively resulted in mortgage-related securities being accounted for as loans.

(3)	Intermediate-term, fixed-rate consists of mortgage loans with contractual maturities at purchase equal to or less than 15 years.

(4)	Includes private-label mortgage-related securities backed by Alt-A or subprime mortgage loans totaling $57.8 billion and $64.5 billion as of June 30, 2008 and December 31, 2007, respectively. Refer to “Trading and Available-for-Sale Investment Securities—Investments in Private-Label Mortgage-Related Securities” for a description of our investments in Alt-A and subprime securities.

(5)	Includes unrealized gains and losses on mortgage-related securities and securities commitments classified as trading and available-for-sale.

(6)	Includes the impact of other-than-temporary impairments of cost basis adjustments.

(7)	Includes consolidated mortgage-related assets acquired through the assumption of debt. Also includes $736 million and $538 million as of June 30, 2008 and December 31, 2007, respectively, of mortgage loans and mortgage-related securities that we have pledged as collateral and which counterparties have the right to sell or repledge.

Liquid Investments

Our liquid assets consist of cash and cash equivalents, funding agreements with our lenders, including advances to lenders and repurchase agreements, and non-mortgage investment securities. Our liquid assets, net of cash equivalents pledged as collateral, decreased to $82.7 billion as of June 30, 2008 from $102.0 billion as of December 31, 2007, as we used funds to redeem a significant amount of higher cost long-term debt.

Trading and Available-for-Sale Investment Securities

Our mortgage investment securities are classified in our condensed consolidated balance sheets as either trading or AFS and reported at fair value. In conjunction with our January 1, 2008 adoption of SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), we elected to reclassify all of our non-mortgage investment securities from AFS to trading. Table 23 shows the composition of our trading and AFS securities at amortized cost and fair value as of June 30, 2008, which totaled $356.7 billion and $344.8 billion, respectively. We also disclose the gross unrealized gains and gross unrealized losses related to our AFS securities as of June 30, 2008, and a stratification of these losses based on securities that have been in a continuous unrealized loss position for less than 12 months and for 12 months or longer.

Table 23:  Trading and AFS Investment Securities

	As of June 30, 2008
					Less Than 12		12 Consecutive
					Consecutive Months		Months or Longer
		Gross	Gross	Total	Gross	Total	Gross	Total
	Amortized	Unrealized	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Cost(1)	Gains	Losses	Value	Losses	Value	Losses	Value
	(Dollars in millions)

Trading:
Fannie Mae single-class MBS	$42,604	$—	$—	$42,908	$—	$—	$—	$—
Fannie Mae structured MBS	10,992	—	—	10,945	—	—	—	—
Non-Fannie Mae single-class mortgage-related securities	1,122	—	—	1,123	—	—	—	—
Non-Fannie Mae structured mortgage-related securities	20,772	—	—	18,338	—	—	—	—
Mortgage revenue bonds	799	—	—	717	—	—	—	—
Asset-backed securities	13,077	—	—	12,843	—	—	—	—
Corporate debt securities	10,193	—	—	10,049	—	—	—	—
Other non-mortgage-related securities	2,638	—	—	2,639	—	—	—	—

Total trading	$102,197	$—	$—	$99,562	$—	$—	$—	$—

Available for sale:
Fannie Mae single-class MBS	$74,659	$572	$(1,100)	$74,131	$(795)	$42,373	$(305)	$7,143
Fannie Mae structured MBS	63,828	670	(700)	63,798	(397)	26,331	(303)	7,568
Non-Fannie Mae single-class mortgage-related securities	27,267	371	(153)	27,485	(126)	7,806	(27)	1,172
Non-Fannie Mae structured mortgage-related securities	71,045	102	(8,380)	62,767	(2,359)	24,757	(6,021)	32,812
Mortgage revenue bonds	14,989	64	(736)	14,317	(258)	6,237	(478)	3,900
Other mortgage-related securities	2,711	110	(93)	2,728	(78)	1,025	(15)	93

Total available for sale	$254,499	$1,889	$(11,162)	$245,226	$(4,013)	$108,529	$(7,149)	$52,688

Total investments in securities	$356,696	$1,889	$(11,162)	$344,788	$(4,013)	$108,529	$(7,149)	$52,688

(1)	Amortized cost includes unamortized premiums, discounts and other cost basis adjustments, as well as other-than-temporary impairment write downs.

The estimated fair value of our AFS securities decreased to $245.2 billion as of June 30, 2008 from $293.6 billion as of December 31, 2007. Gross unrealized losses related to these securities totaled $11.2 billion as of June 30, 2008, compared with $4.8 billion as of December 31, 2007. The increase in gross unrealized losses during the first six months of 2008 was primarily due to significantly wider spreads during the period, which reduced the fair value of substantially all of our mortgage-related securities, particularly our private-label mortgage-related securities backed by Alt-A, subprime, and commercial multifamily loans. We discuss our process for assessing our AFS investment securities for other-than-temporary impairment below.

Investments in Private-Label Mortgage-Related Securities

The non-Fannie Mae mortgage-related security categories presented in Table 23 above include agency mortgage-related securities issued or guaranteed by Freddie Mac or Ginnie Mae and private-label mortgage-related securities backed by Alt-A, subprime, multifamily, manufactured housing or other mortgage loans. We do not have any exposure to collateralized debt obligations, or CDOs. We classify private-label securities as Alt-A, subprime, multifamily or manufactured housing if the securities were labeled as such when issued. We also have invested in private-label Alt-A and subprime mortgage-related securities that we have resecuritized to include our guaranty (“wraps”), which we report in Table 23 above as a component of Fannie Mae structured MBS. We generally have focused our purchases of these securities on the highest-rated tranches available at the time of acquisition. Higher-rated tranches typically are supported by credit enhancements to reduce the exposure to losses. The credit enhancements on our private-label security investments generally are in the form of initial subordination provided by lower level tranches of these securities, prepayment proceeds within the trust and secondary guarantees from monoline financial guarantors based on specific performance triggers. The characteristics of the subprime securities that we hold are different than the securities underlying the ABX indices. For example, the pass-through securities in our portfolio reflect the entirety of the underlying AAA cash flows, while only a portion of the underlying AAA cash flows backs the securities in the ABX indices.

We owned $104.9 billion of private-label mortgage-related securities backed by Alt-A, subprime, multifamily, manufactured housing and other mortgage loans and mortgage revenue bonds as of June 30, 2008, down from $111.1 billion as of December 31, 2007, reflecting a reduction of $6.2 billion due to principal payments. Table 24 summarizes, by loan type, the composition of our investments in private-label securities and mortgage revenue bonds as of June 30, 2008 and the average credit enhancement. The average credit enhancement generally reflects the level of cumulative losses that must be incurred before we experience a loss of principal on the tranche of securities that we own. Table 24 also provides information on the credit ratings of our private-label securities as of July 31, 2008. The credit rating reflects the lowest rating as reported by Standard & Poor’s (“Standard & Poor’s”), Moody’s Investors Service (“Moody’s”), Fitch Ratings (“Fitch”) or Dominion Bond Rating Service Limited (“DBRS, Limited”), each of which is a nationally recognized statistical rating organization.

Table 24:  Investments in Private-Label Mortgage-Related Securities and Mortgage Revenue Bonds

	As of June 30, 2008		As of July 31, 2008
	Unpaid	Average			% Below
	Principal	Credit		% AA	Investment	Current %
	Balance	Enhancement(1)	% AAA(2)	to BBB-(2)	Grade(2)	Watchlist(3)
	(Dollars in millions)

Private-label mortgage-related securities backed by:
Alt-A mortgage loans	$29,507	24%	96%	4%	—%	14%
Subprime mortgage loans	28,276	37	42	48	10	22
Multifamily mortgage loans	25,880	30	100	—	—	—
Manufactured housing mortgage loans	3,065	37	6	39	55	1
Other mortgage loans	2,411	6	96	1	3	—

Total private-label mortgage-related securities	89,139
Mortgage revenue bonds(4)	15,788	35	48	50	2	27

Total	$104,927

(1)	Average credit enhancement percentage reflects both subordination and financial guarantees. Reflects the ratio of the current amount of the securities that will incur losses in a securitization structure before any losses are allocated to securities that we own. Percentage calculated based on the quotient of the total unpaid principal balance of all credit enhancement in the form of subordination or financial guarantee of the security divided by the total unpaid principal balance of all of the tranches of collateral pools from which credit support is drawn for the security that we own.

(2)	Reflects credit ratings as of July 31, 2008, calculated based on unpaid principal balance as of June 30, 2008. Investment securities that have a credit rating below BBB- or its equivalent or that have not been rated are classified as below investment grade.

(3)	Reflects percentage of investment securities, calculated based on unpaid principal balance as of June 30, 2008, that have been placed under review by either Standard & Poor’s, Moody’s, Fitch or DBRS, Limited.

(4)	Reflects that 35% of the outstanding unpaid principal balance of our mortgage revenue bonds are guaranteed by third parties.

Investments in Alt-A and Subprime Private-Label Mortgage-Related Securities

As indicated in Table 24, the unpaid principal balance of our investments in private-label mortgage-related securities backed by Alt-A and subprime loans totaled $57.8 billion as of June 30, 2008. For our investments in Alt-A and subprime private-label securities, including wraps, classified as trading, we recognized fair value gains of $316 million for the second quarter of 2008 and fair value losses of $763 million for the first six months of 2008. These amounts are included in our condensed consolidated results of operations as a component of “Fair value gains (losses), net.” The gross unrealized losses on our Alt-A and subprime securities, including wraps, classified as AFS were $7.6 billion as of June 30, 2008, compared with $3.3 billion as of December 31, 2007.

The substantial majority of our Alt-A private-label mortgage securities, or 96%, continued to be rated AAA as of July 31, 2008, and the remaining 4% were rated AA to BBB- as of July 31, 2008. Approximately $4.1 billion, or 14%, of our Alt-A private-label mortgage-related securities had been placed under review for possible credit downgrade or on negative watch as of July 31, 2008.

The percentages of our subprime private-label mortgage-related securities rated AAA and rated AA to BBB- were 42% and 48%, respectively, as of July 31, 2008, compared with 97% and 3%, respectively, as of December 31, 2007. The percentage of our subprime private-label mortgage-related securities rated below investment grade was 10% as of July 31, 2008. None of these securities were rated below investment grade as of December 31, 2007. Approximately $6.2 billion, or 22%, of our subprime private-label mortgage-related securities had been placed under review for possible credit downgrade or on negative watch as of July 31, 2008.

Other-than-temporary Impairment Assessment

Our policy for determining whether an impairment is other-than-temporary is based on an analysis of our AFS securities in an unrealized loss position as of the end of each quarter. As discussed in our 2007 Form 10-K in “Item 7—MD&A—Critical Accounting Policies and Estimates—Other-than-temporary Impairment of Investment Securities,” the determination that a security has suffered an other-than-temporary decline in value requires management judgment and consideration of various factors, including, but not limited to, the severity and duration of the impairment, recent events specific to the issuer and/or the industry to which the issuer belongs, and external credit ratings, as well as the probability that we will not collect all of the contractual amounts due and our ability and intent to hold the security until recovery. Although external rating agency actions or changes in a security’s external credit rating is one criterion in our assessment of other-than-temporary impairment, a rating action alone is not necessarily indicative of other-than-temporary impairment.

We employ models to assess the expected performance of our Alt-A and subprime private-label securities under hypothetical scenarios. These models incorporate particular attributes of the loans underlying our securities and assumptions about changes in the economic environment, such as home prices and interest rates, to predict borrower behavior and the impact on default frequency, loss severity and remaining credit enhancement. We use these models to estimate the expected cash flows (“recoverable amount”) from our securities as part of our process in assessing whether it is probable that we will not collect all of the contractual amounts due. If the recoverable amount is less than the contractual principal and interest due, we may determine, based on this factor in combination with our assessment of other relevant factors, that the security is other-than-temporarily impaired. If we make that determination, the amount of other-than-temporary impairment is determined by reference to the security’s current fair value, rather than the expected cash flows of the security. We write down any other-than-temporarily impaired AFS security to its current fair value, record the difference between the cost basis and the fair value as an other-than-temporary loss in our consolidated statements of operations and establish a new cost basis for the security based on the current fair value. The fair value measurement we use to determine the amount of other- than-temporary impairment to record may be less than the actual amount we expect to realize by holding the security to maturity.

The performance of the loans underlying our Alt-A and subprime private-label securities has been adversely impacted by the significant deterioration of conditions in the mortgage and credit markets during the second quarter of 2008, including the rapid acceleration and deepening of home price declines. These conditions have contributed to a sharp rise in expected defaults and loss severities and slower voluntary prepayment rates, particularly for the 2006 and 2007 loan vintages. Following is a comparison, based on data provided by Intex, where available, of the 60-plus days or more delinquency rates as of June 30, 2008 for Alt-A and subprime loans backing securities owned or guaranteed by Fannie Mae.

60+ Day Delinquencies(1)
Loan Categories	As of June 30, 2008

Option ARM Alt-A loans:
2004 and prior	15.95%
2005	17.35
2006	21.44
2007	10.79
Other Alt-A loans:
2004 and prior	3.36
2005	8.78
2006	15.40
2007	17.55
Subprime loans:
2004 and prior	21.51
2005	36.51
2006	36.13
2007	23.87

(1)	For purposes of consistency, where appropriate, we have adjusted the delinquency data obtained from Intex to include in the delinquency rates all bankruptcies, foreclosures and real estate owned.

Our other-than-temporary impairment assessment as of the end of the second quarter of 2008, including an evaluation of the individual performance of the securities and the potential for continued adverse developments, indicated an increased level of uncertainty as to whether we would collect all principal and interest amounts due in accordance with the contractual terms. As a result, we determined that we did not have sufficient persuasive evidence to conclude that the impairment of certain AFS securities was temporary. For these securities, we recognized other-than-temporary impairment totaling $492 million in the second quarter of 2008, of which $116 million related to Alt-A securities with an unpaid principal balance of $449 million as of June 30, 2008, and $376 million related to subprime securities with an unpaid principal balance of $2.4 billion as of June 30, 2008. As of June 30, 2008, we had recognized cumulative other-than-temporary impairment totaling $714 million on our investments in Alt-A and subprime securities classified as AFS, including the $492 million that was recognized in the second quarter of 2008.

The current market pricing of Alt-A and subprime securities, which reflects a significant discount to cost, has been adversely affected by a significant reduction in the liquidity of these securities and market perceptions that defaults on the mortgages underlying these securities will increase significantly. As a result, the current fair value of some of these is substantially less than what we believe is indicated by the performance of the collateral underlying the securities and our calculation of the expected cash flows of the securities. Accordingly, although we have recognized other-than-temporary impairment equal to the difference between the cost basis and the fair value of the security, we anticipate at this time, based on the expected cash flows of the securities, that we will recover some of these impairment amounts. For the AFS Alt-A securities for which we recognized other-than-temporary impairment during the second quarter of 2008, the average credit enhancement was approximately 16% and the expected average collateral loss was approximately 17%, resulting in projected expected credit losses of $51 million. For the AFS subprime securities for which we recognized other-than-temporary impairment during the second quarter of 2008, the average credit enhancement was approximately 24% and the expected average collateral loss was approximately 37%, resulting in projected expected credit losses of $172 million. However, the other-than-temporary impairment we recorded on our Alt-A and subprime securities totaled $116 million and $376 million, respectively. We will accrete into interest income the portion of the amounts we expect to recover that exceeds the cost basis of these securities over the remaining life of the securities. The amount accreted into earnings on our Alt-A and subprime securities for which we have recognized other-than-temporary impairment totaled $26 million and $48 million for the three and six months ended June 30, 2008, respectively.

We will continue to monitor and analyze the performance of these securities to assess the collectability of principal and interest as of each balance sheet date. If there is further deterioration in the housing and mortgage markets and the decline in home prices exceeds our current expectations, we may recognize significant other-than-temporary impairment amounts in the future. See “Part II—Item 1A—Risk Factors” of this report for a discussion of the risks related to potential future write-downs of our investment securities.

Hypothetical Performance Scenarios

Tables 25, 26 and 27 present additional information as of June 30, 2008 for our investments in Alt-A and subprime private-label mortgage-related securities, stratified by year of issuance (vintage) and by credit enhancement quartile for securities issued in 2005, 2006 and 2007. The 2006 and 2007 vintages of loans underlying these securities have experienced significantly higher delinquency rates than other vintages. Accordingly, the year of issuance or origination of the collateral underlying these securities is a significant factor in projecting expected cash flow performance and evaluating the ongoing credit performance. The credit enhancement quartiles presented range from the lowest level of credit enhancement to the highest. A higher level of credit enhancement generally reduces the exposure to loss.

We have disclosed for information purposes the net present value of projected losses (“NPV”) of our securities under four hypothetical scenarios, which assume specific cumulative constant default and loss severity rates against the loans underlying our Alt-A and subprime private-label securities. The projected loss results under these scenarios, which are considered stressful based on historical mortgage loan performance, are calculated based on the projected cash flows from each security and include the following additional key assumptions: (i) discount rate, (ii) expected constant prepayment rates (“CPR”) and (iii) average life of the securities. These scenarios assume a discount rate based on LIBOR and constant default and loss severity rates experienced over a six-year period. We assume CPRs of 15% for our Alt-A securities and 10% to 15% for our subprime securities, which vary in each scenario based on the loan age. We experienced a decrease in the NPV loss amounts as of June 30, 2008 from the NPV loss amounts previously disclosed as of March 31, 2008, which was attributable to the reduction in the outstanding principal balance of our securities from principal payments and better than expected performance of the loans underlying the securities.

Table 25:  Investments in Alt-A Private-Label Mortgage-Related Securities, Excluding Wraps*

	As of June 30, 2008
	Unpaid Principal
	Balance				Credit Enhancement Statistics				Hypothetical Scenarios(6)
								Monoline
								Financial
Vintage and	Trading	AFS	Average	Fair	Average		Minimum	Guaranteed	20d/40s	20d/50s	30d/40s	50d/50s
CE Quartile(1)	Securities(2)	Securities(3)	Price	Value	Current(4)	Original(4)	Current(4)	Amount(5)	NPV	NPV	NPV	NPV
	(Dollars in millions)

Investments in Alt-A securities:(7)
Option ARM Alt-A securities:
2004 and prior	$—	$704	$82.09	$578	22%	9%	16%	$—	$—	$—	$—	$31

2005-1(1)	—	105	78.65	83	19	7	19	—	—	—	—	4
2005-1(2)	—	109	78.43	85	20	7	20	—	—	—	—	4
2005-1(3)	—	198	80.00	158	24	12	20	—	—	—	—	6
2005-1(4)	—	165	78.09	129	42	33	33	—	—	—	—	—

2005-1 subtotal	—	577	78.91	455	27	16	19	—	—	—	—	14

2005-2(1)	—	255	78.84	201	34	24	33	—	—	—	—	5
2005-2(2)	—	256	79.10	203	39	32	39	—	—	—	—	3
2005-2(3)	—	375	79.64	298	48	36	45	—	—	—	—	1
2005-2(4)	—	337	84.76	286	100	100	100	337	—	—	—	—

2005-2 subtotal	—	1,223	80.77	988	58	51	33	337	—	—	—	9

2006-1(1)	—	135	66.57	90	21	19	11	—	—	—	—	30
2006-1(2)	—	419	75.43	316	41	38	40	—	—	—	—	3
2006-1(3)	—	389	75.14	292	45	42	45	—	—	—	—	—
2006-1(4)	—	434	75.61	328	88	88	49	335	—	—	—	—

2006-1 subtotal	—	1,377	74.54	1,026	55	53	11	335	—	—	—	33

2006-2(1)	—	—	—	—	—	—	—	—	—	—	—	—
2006-2(2)	—	215	76.70	165	37	35	37	—	—	—	—	—
2006-2(3)	—	100	76.43	77	42	40	42	—	—	—	—	—
2006-2(4)	—	224	82.22	184	69	68	47	92	—	—	—	—

2006-2 subtotal	—	539	78.95	426	51	50	37	92	—	—	—	—

2007-1(1)	209	—	76.06	159	25	24	24	—	—	—	—	10
2007-1(2)	371	—	75.54	280	46	45	45	—	—	—	—	—
2007-1(3)	264	—	72.75	192	48	47	48	—	—	—	—	—
2007-1(4)	529	—	71.02	376	100	100	100	530	—	—	—	—

2007-1 subtotal	1,373	—	73.34	1,007	64	64	24	530	—	—	—	10

2007-2(1)	296	—	77.40	229	33	32	25	—	—	—	—	10
2007-2(2)	216	—	77.60	167	47	47	47	—	—	—	—	—
2007-2(3)	311	—	78.04	243	48	47	48	—	—	—	—	—
2007-2(4)	422	—	76.74	324	100	100	100	422	—	—	—	—

2007-2 subtotal	1,245	—	77.37	963	62	62	25	422	—	—	—	10

2008-1(1)	—	—	—	—	—	—	—	—	—	—	—	—
2008-1(2)	—	—	—	—	—	—	—	—	—	—	—	—
2008-1(3)	—	—	—	—	—	—	—	—	—	—	—	—
2008-1(4)	—	—	—	—	—	—	—	—	—	—	—	—

2008-1 subtotal	—	—	—	—	—	—	—	—	—	—	—	—

Total Option Arm Alt-A Securities	$2,618	$4,420	$77.34	$5,443	53%	49%	11%	$1,716	$—	$—	$—	$107

Trading securities with hypothetical NPV losses:(9)
Fair Value									$—	$—	$—	$307
UPB									—	—	—	399

Difference									$—	$—	$—	$(92)

AFS securities with hypothetical NPV losses:(9)
Fair Value									$—	$—	$46	1,735
UPB									—	—	66	2,213

Difference									$—	$—	$(20)	(478)

	As of June 30, 2008
	Unpaid Principal
	Balance				Credit Enhancement Statistics				Hypothetical Scenarios(6)
								Monoline
								Financial
Vintage and	Trading	AFS	Average	Fair	Average		Minimum	Guaranteed	20d/40s	20d/50s	30d/40s	30d/50s
CE Quartile(1)	Securities(2)	Securities(3)	Price	Value	Current(4)	Original(4)	Current(4)	Amount(5)	NPV	NPV	NPV	NPV
	(Dollars in millions)

Investments in Alt-A securities:(7)
Other Alt-A securities:
2004 and prior	$—	$9,195	$87.97	$8,089	12%	6%	4%	$29	$22	$75	$170	$429

2005-1(1)	—	387	87.28	338	9	5	6	—	1	4	9	20
2005-1(2)	—	471	87.19	410	13	7	12	—	—	1	3	10
2005-1(3)	—	363	91.27	331	14	11	14	—	—	1	5	11
2005-1(4)	—	523	87.35	457	17	12	15	—	—	—	3	8

2005-1 subtotal	—	1,744	88.11	1,536	14	9	6	—	1	6	20	49

2005-2(1)	—	1,022	87.82	898	6	5	4	—	17	35	54	83
2005-2(2)	—	1,023	85.51	875	11	8	8	—	—	6	20	46
2005-2(3)	—	933	82.74	772	16	14	14	—	—	—	2	13
2005-2(4)	—	1,194	81.45	972	21	17	18	—	—	—	—	4

2005-2 subtotal	—	4,172	84.29	3,517	14	11	4	—	17	41	76	146

2006-1(1)	34	1,110	91.85	1,051	5	4	5	—	28	49	71	103
2006-1(2)	—	1,103	86.97	959	10	8	9	—	5	16	30	51
2006-1(3)	51	1,324	85.93	1,182	15	12	12	—	—	—	2	18
2006-1(4)	—	1,351	76.54	1,034	22	17	19	—	—	—	—	3

2006-1 subtotal	85	4,888	84.97	4,226	13	11	5	—	33	65	103	175

2006-2(1)	—	—	—	—	—	—	—	—	—	—	—	—
2006-2(2)	—	518	77.89	404	11	10	6	—	—	—	3	11
2006-2(3)	—	284	74.16	210	17	16	17	—	—	—	—	—
2006-2(4)	—	343	77.67	266	18	16	18	—	—	—	—	—

2006-2 subtotal	—	1,145	76.90	880	15	13	6	—	—	—	3	11

2007-1(1)	76	—	77.12	59	7	5	7	—	—	—	—	2
2007-1(2)	189	—	76.55	145	8	7	7	—	1	3	4	6
2007-1(3)	109	—	79.08	86	12	11	8	—	—	—	—	—
2007-1(4)	236	—	77.84	183	17	16	16	—	—	—	—	—

2007-1 subtotal	610	—	77.57	473	12	11	7	—	1	3	4	8

2007-2(1)	—	—	—	—	—	—	—	—	—	—	—	—
2007-2(2)	—	—	—	—	—	—	—	—	—	—	—	—
2007-2(3)	—	—	—	—	—	—	—	—	—	—	—	—
2007-2(4)	457	—	83.26	381	100	100	100	457	—	—	—	—

2007-2 subtotal	457	—	83.26	381	100	100	100	457	—	—	—	—

2008-1(1)	—	—	—	—	—	—	—	—	—	—	—	—
2008-1(2)	—	—	—	—	—	—	—	—	—	—	—	—
2008-1(3)	—	—	—	—	—	—	—	—	—	—	—	—
2008-1(4)	—	173	93.02	161	20	20	20	—	—	—	—	—

2008-1 subtotal(10)	—	173	93.02	161	20	20	20	—	—	—	—	—

Total Other Alt-A Securities	$1,152	$21,317	$85.73	$19,263	15%	11%	4%	$486	$74	$190	$376	$818

Trading securities with hypothetical NPV losses:(9)
Fair value									$98	$98	$157	$349
UPB									113	113	189	435

Difference									$(15)	$(15)	$(32)	$(86)

AFS securities with hypothetical NPV losses:(9)
Fair value									$5,254	$8,150	$11,496	$13,869
UPB									5,832	9,135	13,016	15,762

Difference									$(578)	$(985)	$(1,520)	$(1,893)

*	The footnotes to this table are presented following Table 26.

Table 26:  Investments in Subprime Private-Label Mortgage-Related Securities, Excluding Wraps

	As of June 30, 2008
	Unpaid Principal Balance				Credit Enhancement Statistics				Hypothetical Scenarios(6)
								Monoline
								Financial
Vintage and	Trading	AFS	Average	Fair	Average		Minimum	Guaranteed	50d/50s	50d/60s	60d/50s	60d/60s
CE Quartile(1)	Securities(2)	Securities(3)	Price	Value	Current(4)	Original(4)	Current(4)	Amount(5)	NPV	NPV	NPV	NPV
	(Dollars in millions)

Investments in subprime securities:(8)
2004 and prior	$—	$3,109	$86.75	$2,697	74%	54%	13%	$1,398	$2	$4	$6	$23

2005-1(1)	—	—	—	—	—	—	—	—	—	—	—	—
2005-1(2)	—	26	94.68	25	69	36	69	—	—	—	—	—
2005-1(3)	—	—	—	—	—	—	—	—	—	—	—	—
2005-1(4)	—	44	83.37	37	78	29	78	—	—	—	—	—

2005-1 subtotal	—	70	87.55	62	75	31	69	—	—	—	—	—

2005-2(1)	—	95	95.44	91	41	23	37	—	—	—	—	—
2005-2(2)	—	96	90.00	86	54	32	54	—	—	—	—	—
2005-2(3)	—	225	91.23	205	60	32	57	—	—	—	—	—
2005-2(4)	—	166	91.86	153	80	63	65	69	—	—	—	—

2005-2 subtotal	—	582	91.90	535	62	39	37	69	—	—	—	—

2006-1(1)	—	1,428	81.35	1,162	26	19	24	—	—	—	—	3
2006-1(2)	—	1,770	82.67	1,463	29	20	28	—	—	—	—	—
2006-1(3)	—	1,794	85.33	1,531	36	22	33	—	—	—	—	—
2006-1(4)	—	1,692	82.81	1,401	49	32	40	52	—	—	—	—

2006-1 subtotal	—	6,684	83.14	5,557	35	23	24	52	—	—	—	3

2006-2(1)	—	2,810	79.69	2,240	22	18	19	—	—	—	2	105
2006-2(2)	—	3,060	80.27	2,456	25	19	24	—	—	—	—	42
2006-2(3)	—	3,273	79.20	2,592	29	23	27	—	—	—	—	—
2006-2(4)	—	3,167	81.25	2,573	35	28	31	—	—	—	—	—

2006-2 subtotal	—	12,310	80.10	9,861	28	22	19	—	—	—	2	147

2007-1(1)	613	—	48.17	295	17	16	9	—	66	162	208	282
2007-1(2)	741	—	81.23	602	27	24	25	—	—	—	—	2
2007-1(3)	629	—	81.06	510	28	24	28	—	—	—	—	—
2007-1(4)	840	—	78.71	661	50	45	30	228	—	—	—	—

2007-1 subtotal	2,823	—	73.27	2,068	32	29	9	228	66	162	208	284

2007-2(1)	485	—	64.67	314	25	23	14	—	8	37	56	122
2007-2(2)	399	394	84.72	671	30	28	28	—	—	—	—	5
2007-2(3)	—	516	86.76	448	35	33	34	—	—	—	—	2
2007-2(4)	904	—	85.95	777	62	60	42	317	—	—	—	—

2007-2 subtotal	1,788	910	81.92	2,210	41	39	14	317	8	37	56	129

2008-1(1)	—	—	—	—	—	—	—	—	—	—	—	—
2008-1(2)	—	—	—	—	—	—	—	—	—	—	—	—
2008-1(3)	—	—	—	—	—	—	—	—	—	—	—	—
2008-1(4)	—	—	—	—	—	—	—	—	—	—	—	—

2008-1 subtotal	—	—	—	—	—	—	—	—	—	—	—	—

Total subprime securities	$4,611	$23,665	$81.30	$22,990	37%	28%	9%	$2,064	$76	$203	$272	$586

Trading securities with hypothetical NPV losses:(9)
Fair Value									$33	$66	$207	$929
UPB									223	371	558	1,493

Difference									$(190)	$(305)	$(351)	$(564)

AFS securities with hypothetical NPV losses:(9)
Fair Value									$36	$298	$834	$4,679
UPB									39	335	1,002	5,823

Difference									$(3)	$(37)	$(168)	$(1,144)

(1)	Reported based on half-year vintages for 2005, 2006 and 2007, with each half-year vintage stratified based on credit enhancement quartiles.

(2)	For the second quarter 2008, we recognized net fair value gains on our investments in private-label Alt-A securities classified as trading of $5 million and net fair value losses on our private-label subprime securities classified as trading of $118 million. For the first six months of 2008, we recognized net fair value losses on our investments in private-label Alt-A securities and subprime classified as trading of $565 million and $575 million, respectively.

(3)	Gross unrealized losses as of June 30, 2008 related to our investments in Alt-A private-label securities and subprime private-label securities classified as AFS totaled $3.9 billion and $3.6 billion, respectively.

(4)	Average current, original and minimum credit enhancement percentages reflect both subordination and financial guarantees. Reflects the ratio of the current amount of the securities that will incur losses in a securitization structure before any losses are allocated to securities that we own. Percentage calculated based on the quotient of the total unpaid principal balance of all credit enhancement in the form of subordination or financial guaranty of the security divided by the total unpaid principal balance of all of the tranches of collateral pools from which credit support is drawn for the security that we own.

(5)	Reflects amount of unpaid principal balance supported by financial guarantees from monoline financial guarantors.

(6)	Reflects the present value of projected losses based on the disclosed hypothetical cumulative default and loss severity rates against the outstanding collateral balance.

(7)	Consists of private-label securities backed by Alt-A mortgage loans that are reported in our mortgage portfolio as a component of non-Fannie Mae structured securities.

(8)	Consists of private-label securities backed by subprime loans that are reported in our mortgage portfolio as a component of non-Fannie Mae structured securities. Excludes guaranteed resecuritizations of private-label securities backed by subprime loans held in our mortgage portfolio totaling $8.0 billion as of June 30, 2008, which are presented in Table 27—Alt-A and Subprime Private Label Wraps.

(9)	Reflects the unpaid principal balance and fair value amounts of all securities for which the expected cash flows of the security under the specified hypothetical scenario were less than the unpaid principal balance of the security as of June 30, 2008.

(10)	The 2008-1 vintage for other Alt-A securities consists entirely of a security from a resecuritized REMIC transaction whose underlying bonds represent senior bonds from 2007 residential mortgage-backed securities (“RMBS”) transactions backed by Alt-A loans. These bonds have a weighted average credit enhancement of 5.03% as of June 30, 2008 and an original weighted average credit enhancement of 4.68%.

The projected loss results for the scenarios presented above are for indicative purposes only and should not be construed as a prediction of our future results, market conditions or actual performance of these securities. These scenarios, which are based on numerous assumptions, including specific constant default and severity rates, are not the only way to analyze the performance of these securities. For example, as discussed above, we consider various factors in our assessment of other-than-temporary impairment, the most critical of which is whether it is probable that we will not collect all of the contractual amounts due. This assessment is not based on specific constant default and severity rates, but instead involves assumptions including, but not limited to the following: actual default, prepayment or loss severity rates; the effectiveness of subordination and credit enhancement; the level of interest rates; changes in loan characteristics; the level of losses covered by monoline financial guarantors; the financial condition of other transaction participants; and changes in applicable legislation and regulation that may impact performance.

Alt-A and Subprime Private-Label Wraps

In addition to Alt-A and subprime private-label mortgage-related securities included in our mortgage portfolio, we also have exposure to private-label Alt-A and subprime mortgage-related securities that have been resecuritized (or wrapped) to include our guaranty. The unpaid principal balance of these Fannie Mae guaranteed securities held by third parties is included in outstanding and unconsolidated Fannie Mae MBS held by third parties, which we discuss in “Off-Balance Sheet Arrangements and Variable Interest Entities.” Table 27 presents the unpaid principal balance of our Alt-A and subprime private-label wraps as of June 30, 2008 and additional information to evaluate our potential loss exposure. We held $8.0 billion of these securities in our mortgage portfolio as of June 30, 2008.

Table 27:  Alt-A and Subprime Private-Label Wraps

As of June 30, 2008
		Credit Enhancement Statistics				Hypothetical Scenarios(5)
Monoline
	Unpaid				Financial
Vintage and	Principal	Average		Minimum	Guaranteed	20d/40s	20d/50s	30d/40s	30d/50s
CE Quartile(1)	Balance(2)	Current(3)	Original(3)	Current(3)	Amount(4)	NPV	NPV	NPV	NPV
(Dollars in millions)

Alt-A wraps:
2005-1(1)	$—	—%	—%	—%	$—	$—	$—	$—	$—
2005-1(2)	—	—	—	—	—	—	—	—	—
2005-1(3)	—	—	—	—	—	—	—	—	—
2005-1(4)	240	6	4	6	—	—	—	—	—

2005-1 subtotal	240	6	4	6	—	—	—	—	—

2007-1(1)	—	—	—	—	—	—	—	—	—
2007-1(2)	—	—	—	—	—	—	—	—	—
2007-1(3)	—	—	—	—	—	—	—	—	—
2007-1(4)	319	9	7	9	—	—	—	—	—

2007-1 subtotal	319	9	7	9	—	—	—	—	—

2008-1(1)	—	—	—	—	—	—	—	—	—
2008-1(2)	—	—	—	—	—	—	—	—	—
2008-1(3)	—	—	—	—	—	—	—	—	—
2008-1(4)	—	—	—	—	—	—	—	—	—

2008-1 subtotal	—	—	—	—	—	—	—	—	—

Total Alt-A wraps	$559	8%	6%	6%	$—	$—	$—	$—	$—

	As of June 30, 2008
		Credit Enhancement Statistics				Hypothetical Scenarios(5)
					Monoline
	Unpaid				Financial
Vintage and	Principal	Average		Minimum	Guaranteed	50d/50s	50d/60s	60d/50s	60d/60s
CE Quartile(1)	Balance(2)	Current(3)	Original(3)	Current(3)	Amount(4)	NPV	NPV	NPV	NPV
	(Dollars in millions)

Subprime wraps:
2004 and prior	$885	37%	14%	14%	$15	$—	$—	$—	$—

2005-1(1)	89	58	22	58	—	—	—	—	—
2005-1(2)	—	—	—	—	—	—	—	—	—
2005-1(3)	319	61	18	59	—	—	—	—	—
2005-1(4)	141	84	31	73	—	—	—	—	—

2005-1 subtotal	549	66	22	58	—	—	—	—	—

2005-2(1)	438	39	25	26	—	—	—	1	7
2005-2(2)	709	46	32	46	—	—	—	—	—
2005-2(3)	595	50	26	46	—	—	—	—	—
2005-2(4)	611	79	56	55	203	—	—	—	—

2005-2 subtotal	2,353	54	35	26	203	—	—	1	7

2007-1(1)	1,531	19	17	19	—	—	1	30	139
2007-1(2)	1,797	23	20	22	—	—	—	1	70
2007-1(3)	1,705	25	22	24	—	—	—	—	29
2007-1(4)	1,943	32	26	28	—	—	—	1	33

2007-1 subtotal	6,976	25	21	19	—	—	1	32	271

2007-2(1)	289	27	24	24	—	—	—	—	10
2007-2(2)	—	—	—	—	—	—	—	—	—
2007-2(3)	439	32	30	32	—	—	—	—	11
2007-2(4)	497	33	30	33	—	—	—	—	—

2007-2 subtotal	1,225	31	29	24	—	—	—	—	21

2008-1(1)	—	—	—	—	—	—	—	—	—
2008-1(2)	—	—	—	—	—	—	—	—	—
2008-1(3)	—	—	—	—	—	—	—	—	—
2008-1(4)	—	—	—	—	—	—	—	—	—

2008-1 subtotal	—	—	—	—	—	—	—	—	—

Total subprime wraps	$11,988	34%	24%	14%	$218	$—	$1	$33	$299

Total Alt-A and subprime wraps	$12,547	33%	24%	6%	$218	$—	$1	$33	$299

(1)	Reported based on half-year vintages for 2005, 2006 and 2007, with each half-year vintage stratified based on credit enhancement quartiles.

(2)	For the second quarter and first six months of 2008, we recognized net fair value gains on our investments in subprime private-label wraps classified as trading of $428 million and $377 million, respectively. We did not recognize any fair value gains or losses on our investments in Alt-A private-label wraps during this period. Gross unrealized losses related to our investments in subprime private-label wraps classified as AFS totaled $14 million as of June 30, 2008. We did not have any gross unrealized gains or losses on our investments in Alt-A private-label wraps as of June 30, 2008.

(3)	Average current, original and minimum credit enhancement percentages reflect both subordination and financial guarantees. Reflects the ratio of the current amount of the securities that will incur losses in a securitization structure before any losses are allocated to securities that we own. Percentage calculated based on the quotient of the total unpaid principal balance of all credit enhancement in the form of subordination or financial guaranty of the security divided by the total unpaid principal balance of all of the tranches of collateral pools from which credit support is drawn for the security that we own.

(4)	Reflects amount of unpaid principal balance supported by financial guarantees from monoline financial guarantors.

(5)	Reflects the present value of projected losses based on the disclosed hypothetical cumulative default and loss severity rates against the outstanding collateral balance.

Debt Instruments

We issue debt instruments as the primary means to fund our mortgage investments and manage our interest rate risk exposure. Table 28 below provides a summary of our debt activity for the three and six months ended June 30, 2008 and 2007.

Table 28:  Debt Activity

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(Dollars in millions)

Issued during the period:(1)
Short-term:(2)
Amount:(3)	$404,431	$346,473	$840,884	$783,167
Weighted average interest rate	2.07%	5.11%	2.50%	5.13%
Long-term:(4)
Amount:(3)	$83,589	$54,160	$171,867	$113,291
Weighted average interest rate	3.71%	5.58%	3.88%	5.57%
Total issued:
Amount:(3)	$488,020	$400,633	$1,012,751	$896,458
Weighted average interest rate	2.35%	5.17%	2.73%	5.19%
Redeemed during the period:(1)(5)
Short-term:(2)
Amount:(3)	$380,417	$340,874	$836,047	$784,222
Weighted average interest rate	2.58%	5.12%	3.07%	5.12%
Long-term:(4)
Amount:(3)	$65,730	$43,576	$171,869	$97,248
Weighted average interest rate:	4.90%	4.75%	5.00%	4.54%
Total redeemed:
Amount:(3)	$446,147	$384,450	$1,007,916	$881,470
Weighted average interest rate	2.92%	5.08%	3.40%	5.06%

(1)	Excludes debt activity resulting from consolidations and intraday loans.

(2)	Short-term debt consists of borrowings with an original contractual maturity of one year or less. Includes Federal funds purchased and securities sold under agreements to repurchase.

(3)	Represents the face amount at issuance or redemption.

(4)	Long-term debt consists of borrowings with an original contractual maturity of greater than one year.

(5)	Represents all payments on debt, including regularly scheduled principal payments, payments at maturity, payments as the result of a call and payments for any other repurchases.

Despite the significant volatility in the financial markets during the first six months of 2008, including historically high credit spreads, we remained an active issuer of short-term and long-term debt securities to meet our consistent need for funding and rebalancing our portfolio. We issued and redeemed a higher amount of debt during the first six months of 2008 relative to the first six months of 2007, as we continued to rebalance our portfolio.

Table 29 summarizes our outstanding short-term borrowings and long-term debt as of June 30, 2008 and December 31, 2007. We provide additional detail on our outstanding short-term and long-term debt in “Notes to Condensed Consolidated Financial Statements—Note 8, Short-term Borrowings and Long-term Debt.”

Table 29:  Outstanding Debt(1)

	June 30, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Outstanding	Rate	Outstanding	Rate
	(Dollars in millions)

Federal funds purchased and securities sold under agreements to repurchase	$443	1.84%	$869	3.48%
Short-term debt(2)	240,223	2.43	234,160	4.45
Long-term debt(3)	559,279	4.86	562,139	5.25

(1)	Outstanding debt amounts and weighted average interest rates reported in this table include the effect of unamortized discounts, premiums and other cost basis adjustments. Reported amounts as of June 30, 2008 include fair value gains and losses associated with debt that we elected to carry at fair value pursuant to our January 1, 2008 adoption of SFAS 159. The unpaid principal balance of outstanding debt, which excludes unamortized discounts, premiums and other cost basis adjustments and amounts related to debt from consolidation, totaled $809.4 billion and $804.3 billion as June 30, 2008 and December 31, 2007, respectively.

(2)	Short-term debt consists of borrowings with an original contractual maturity of one year or less.

(3)	Long-term debt consists of borrowings with an original contractual maturity of greater than one year. Reported amounts include net discount and cost basis adjustments of $14.6 billion and $11.6 billion as of June 30, 2008 and December 31, 2007, respectively. The unpaid principal balance of long-term debt, which excludes unamortized discounts, premiums and other cost basis adjustments and amounts related to debt from consolidation, totaled $567.4 billion and $567.2 billion as June 30, 2008 and December 31, 2007, respectively.

Our short-term and long-term debt includes callable debt that can be redeemed in whole or in part at our option at any time on or after a specified date. The amount of our outstanding debt that was callable totaled $212.8 billion and had an average interest rate of 4.93% as of June 30, 2008, compared with $215.6 billion and an average interest rate of 5.35% as of December 31, 2007.

Derivative Instruments

We supplement our issuance of debt with interest rate-related derivatives to manage the prepayment and duration risk inherent in our mortgage investments. We present, by derivative instrument type, the estimated fair value of derivatives recorded in our condensed consolidated balance sheets and the related outstanding notional amount as of June 30, 2008 and December 31, 2007 in “Notes to Condensed Consolidated Financial Statements—Note 9, Derivative Instruments and Hedging Activities.”

Table 30 provides an analysis of changes in the estimated fair value of the net derivative asset (liability) amounts, excluding mortgage commitments, recorded in our condensed consolidated balance sheets between December 31, 2007 and June 30, 2008.

Table 30:  Changes in Risk Management Derivative Assets (Liabilities) at Fair Value, Net(1)

For the
Six Months
Ended
June 30,
2008
(Dollars in
millions)

Net derivative liability as of December 31, 2007(2)	$(1,321)
Effect of cash payments:
Fair value at inception of contracts entered into during the period(3)	713
Fair value at date of termination of contracts settled during the period(4)	(573)
Net collateral posted	794
Periodic net cash contractual interest payments (receipts)(5)	204

Total cash payments (receipts)	1,138

Income statement impact of recognized amounts:
Periodic net contractual interest income (expense) accruals on interest rate swaps	(330)
Net change in fair value of terminated derivative contracts from end of prior year to date of termination	174
Net change in fair value of outstanding derivative contracts, including derivative contracts entered into during the period	(290)

Derivatives fair value losses, net(6)	(446)

Net derivative liability as of June 30, 2008(2)	$(629)

(1)	Excludes mortgage commitments.

(2)	Reflects the net amount of “Derivative assets at fair value” and “Derivative liabilities at fair value” recorded in our condensed consolidated balance sheets, excluding mortgage commitments, and reflects our adoption of FASB Staff Position No. 39-1, Amendment of FASB Interpretation No. 39.

(3)	Cash payments made to purchase derivative option contracts (purchased options premiums) increase the derivative asset recorded in the condensed consolidated balance sheets. Primarily includes upfront premiums paid or received on option contracts. Also includes upfront cash paid or received on other derivative contracts.

(4)	Cash payments to terminate and/or sell derivative contracts reduce the derivative liability recorded in the condensed consolidated balance sheets. Primarily represents cash paid (received) upon termination of derivative contracts.

(5)	We accrue interest on our interest rate swap contracts based on the contractual terms and recognize the accrual as an increase to the net derivative liability recorded in the condensed consolidated balance sheets. The corresponding offsetting amount is recorded as an expense and included as a component of derivatives fair value losses in the condensed consolidated statements of operations. Periodic interest payments on our interest rate swap contracts reduce the derivative liability.

(6)	Reflects net derivatives fair value losses recognized in the condensed consolidated statements of operations, excluding mortgage commitments.

The decrease in the net derivative liability to $629 million as of June 30, 2008, from $1.3 billion as of December 31, 2007 was primarily attributable to an increase in the aggregate net fair value of our interest rate swaps due to the increase in swap interest rates during the first six months of 2008. We present, by derivative instrument type, our risk management derivative activity for the six months ended June 30, 2008, along with the stated maturities of our derivatives outstanding as of June 30, 2008, in Table 43 in “Risk Management—Interest Rate Risk Management and Other Market Risks.”

Table 31 provides information on our option activity for the first six months of 2008 and the amount of outstanding options as of June 30, 2008 based on the original premiums paid.

Table 31:  Purchased Options Premiums

		Original
	Original	Weighted	Remaining
	Premium	Average Life	Weighted
	Payments	to Expiration	Average Life
	(Dollars in millions)

Outstanding options as of December 31, 2007	$7,843	8.4 years	4.6 years
Purchases(1)	723
Exercises	(1,601)
Terminations	(54)
Expirations	(219)

Outstanding options as of June 30, 2008	$6,692	7.6 years	4.3 years

(1)	Amount of purchases is included in Table 30 as a component of the line item “Fair value at inception of contracts entered into during the period.”

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

Table 32:  Supplemental Non-GAAP Consolidated Fair Value Balance Sheets

	As of June 30, 2008					As of December 31, 2007
	GAAP					GAAP
	Carrying		Fair Value	Estimated		Carrying	Fair Value	Estimated
	Value		Adjustment(1)	Fair Value		Value	Adjustment(1)	Fair Value(2)
	(Dollars in millions)

Assets:
Cash and cash equivalents	$13,681		$—	$13,681	(3)	$4,502	$—	$4,502	(3)
Federal funds sold and securities purchased under agreements to resell	35,694		—	35,694	(3)	49,041	—	49,041	(3)
Trading securities	99,562		—	99,562	(3)	63,956	—	63,956	(3)
Available-for-sale securities	245,226		—	245,226	(3)	293,557	—	293,557	(3)
Mortgage loans:
Mortgage loans held for sale	6,931		79	7,010	(4)	7,008	75	7,083	(4)
Mortgage loans held for investment, net of allowance for loan losses	411,300		(2,526)	408,774	(4)	396,516	70	396,586	(4)
Guaranty assets of mortgage loans held in portfolio	—		3,925	3,925	(4)(5)	—	3,983	3,983	(4)(5)
Guaranty obligations of mortgage loans held in portfolio	—		(9,074)	(9,074	)(4)(5)	—	(4,747)	(4,747	)(4)(5)

Total mortgage loans	418,231		(7,596)	410,635	(3)(4)	403,524	(619)	402,905	(3)(4)
Advances to lenders	9,459		(223)	9,236	(3)	12,377	(328)	12,049	(3)
Derivative assets at fair value	1,013		—	1,013	(3)	885	—	885	(3)
Guaranty assets and buy-ups, net	11,402		5,167	16,569	(3)(5)	10,610	3,648	14,258	(3)(5)

Total financial assets	834,268		(2,652)	831,616	(3)	838,452	2,701	841,153	(3)
Master servicing assets and credit enhancements	1,561		5,607	7,168	(5)(6)	1,783	2,844	4,627	(5)(6)
Other assets	50,089		16,121	66,210	(6)(7)	39,154	5,418	44,572	(6)(7)

Total assets	$885,918		$19,076	$904,994		$879,389	$10,963	$890,352

Liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$443		$(5)	$438	(3)	$869	$—	$869	(3)
Short-term debt	240,223	(8)	33	240,256	(3)	234,160	208	234,368	(3)
Long-term debt	559,279	(8)	13,267	572,546	(3)	562,139	18,194	580,333	(3)
Derivative liabilities at fair value	1,712		—	1,712	(3)	2,217	—	2,217	(3)
Guaranty obligations	16,441		43,336	59,777	(3)	15,393	5,156	20,549	(3)

Total financial liabilities	818,098		56,631	874,729	(3)	814,778	23,558	838,336	(3)
Other liabilities	26,430		(8,781)	17,649	(9)	20,493	(4,383)	16,110	(9)

Total liabilities	844,528		47,850	892,378		835,271	19,175	854,446
Minority interests in consolidated subsidiaries	164		—	164		107	—	107
Stockholders’ Equity (Deficit):
Preferred	21,725		(3,883)	17,842	(10)	16,913	(1,565)	15,348	(10)
Common	19,501		(24,891)	(5,390	)(11)	27,098	(6,647)	20,451	(11)

Total stockholders’ equity/non-GAAP fair value of net assets	$41,226		$(28,774)	$12,452		$44,011	$(8,212)	$35,799

Total liabilities and stockholders’ equity	$885,918		$19,076	$904,994		$879,389	$10,963	$890,352

Explanation and Reconciliation of Non-GAAP Measures to GAAP Measures

(1)	Each of the amounts listed as a “fair value adjustment” represents the difference between the carrying value included in our GAAP condensed consolidated balance sheets and our best judgment of the estimated fair value of the listed item.

(2)	Certain prior period amounts have been reclassified to conform to the current period presentation.

(3)	We determined the estimated fair value of these financial instruments in accordance with the fair value guidelines outlined in SFAS No. 157, as described in “Notes to Condensed Consolidated Financial Statements—Note 17, Fair Value of Financial Instruments.” In Note 17, we also disclose the carrying value and estimated fair value of our total financial assets and total financial liabilities as well as discuss the methodologies and assumptions we use in estimating the fair value of our financial instruments.

(4)	We have separately presented the estimated fair value of “Mortgage loans held for sale,” “Mortgage loans held for investment, net of allowance for loan losses,” “Guaranty assets of mortgage loans held in portfolio” and “Guaranty obligations of mortgage loans held in portfolio,” which, taken together, represent total mortgage loans reported in our GAAP condensed consolidated balance sheets. In order to present the fair value of our guarantees in these non-GAAP consolidated fair value balance sheets, we have separated (i) the embedded fair value of the guaranty assets, based on the terms of our intra-company guaranty fee allocation arrangement, and the embedded fair value of the obligation from (ii) the fair value of the mortgage loans held for sale and the mortgage loans held for investment. We believe this presentation provides transparency into the components of the fair value of the mortgage loans associated with the activities of our guaranty businesses and the components of the activities of our capital markets business, which is consistent with the way we manage risks and allocate revenues and expenses for segment reporting purposes. While the carrying values and estimated fair values of the individual line items may differ from the amounts presented in Note 17 of the condensed consolidated financial statements, the combined amounts together equal the carrying value and estimated fair value amounts of total mortgage loans in Note 17.

(5)	In our GAAP condensed consolidated balance sheets, we report the guaranty assets associated with our outstanding Fannie Mae MBS and other guarantees as a separate line item and include buy-ups, master servicing assets and credit enhancements associated with our guaranty assets in “Other assets.” The GAAP carrying value of our guaranty assets reflects only those guaranty arrangements entered into subsequent to our adoption of FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FIN No. 34) (“FIN 45”), on January 1, 2003. On a GAAP basis, our guaranty assets totaled $10.3 billion and $9.7 billion as of June 30, 2008 and December 31, 2007, respectively. The associated buy-ups totaled $1.1 billion and $944 million as of June 30, 2008 and December 31, 2007, respectively. In our non-GAAP supplemental consolidated fair value balance sheets, we also disclose the estimated guaranty assets and obligations related to mortgage loans held in our portfolio. The aggregate estimated fair value of the guaranty asset-related components totaled $18.6 billion and $18.1 billion as of June 30, 2008 and December 31, 2007, respectively. These components represent the sum of the following line items in this table: (i) Guaranty assets of mortgage loans held in portfolio; (ii) Guaranty obligations of mortgage loans held in portfolio, (iii) Guaranty assets and buy-ups; and (iv) Master servicing assets and credit enhancements. See “Critical Accounting Policies and Estimates—Change in Measuring the Fair Value of Guaranty Obligations.”

(6)	The line items “Master servicing assets and credit enhancements” and “Other assets” together consist of the assets presented on the following five line items in our GAAP condensed consolidated balance sheets: (i) Accrued interest receivable; (ii) Acquired property, net; (iii) Deferred tax assets; (iv) Partnership investments; and (v) Other assets. The carrying value of these items in our GAAP condensed consolidated balance sheets together totaled $52.8 billion and $41.9 billion as of June 30, 2008 and December 31, 2007, respectively. We deduct the carrying value of the buy-ups associated with our guaranty obligation, which totaled $1.1 billion and $944 million as of June 30, 2008 and December 31, 2007, respectively, from “Other assets” reported in our GAAP condensed consolidated balance sheets because buy-ups are a financial instrument that we combine with guaranty assets in our SFAS 107 disclosure in Note 17. We have estimated the fair value of master servicing assets and credit enhancements based on our fair value methodologies discussed in Note 17.

(7)	With the exception of partnership investments and deferred tax assets, the GAAP carrying values of other assets generally approximate fair value. While we have included partnership investments at their carrying value in each of the non-GAAP supplemental consolidated fair value balance sheets, the fair values of these items are generally different from their GAAP carrying values, potentially materially. Our LIHTC partnership investments had a carrying value of $7.0 billion and $8.1 billion and an estimated fair value of $7.9 billion and $9.3 billion as of June 30, 2008 and December 31, 2007, respectively. We assume that certain other assets, consisting primarily of prepaid expenses, have no fair value. Our GAAP-basis deferred tax assets are described in “Notes to Condensed Consolidated Financial Statements—Note 10, Income Taxes.” In addition to the GAAP-basis deferred income tax amounts included in “Other assets,” we include in our non-GAAP supplemental consolidated fair value balance sheets the estimated income tax effect related to the fair value adjustments made to derive the fair value of our net assets. Because our adjusted deferred income taxes are a net asset in each year, the amounts are included in our non-GAAP fair value balance sheets as a component of other assets.

(8)	Includes certain short-term debt and long-term debt instruments reported in our GAAP condensed consolidated balance sheet at fair value as of June 30, 2008 of $4.5 billion and $22.5 billion, respectively.

(9)	The line item “Other liabilities” consists of the liabilities presented on the following four line items in our GAAP condensed consolidated balance sheets: (i) Accrued interest payable; (ii) Reserve for guaranty losses; (iii) Partnership liabilities; and (iv) Other liabilities. The carrying value of these items in our GAAP condensed consolidated balance sheets together totaled $26.4 billion and $20.5 billion as of June 30, 2008 and December 31, 2007, respectively. The GAAP carrying values of these other liabilities generally approximate fair value. We assume that certain other liabilities, such as deferred revenues, have no fair value. Although we report the “Reserve for guaranty losses” as a separate line item on our condensed consolidated balance sheets, it is incorporated into and reported as part of the fair value of our guaranty obligations in our non-GAAP supplemental condensed consolidated fair value balance sheets.

(10)	“Preferred stockholders’ equity” is reflected in our non-GAAP supplemental condensed consolidated fair value balance sheets at the estimated fair value amount.

(11)	“Common stockholders’ equity” consists of the stockholders’ equity components presented on the following five line items in our GAAP consolidated balance sheets: (i) Common stock; (ii) Additional paid-in capital; (iii) Retained earnings; (iv) Accumulated other comprehensive loss; and (v) Treasury stock, at cost. “Common stockholders’ equity” is the residual of the excess (deficit) of the estimated fair value of total assets over the estimated fair value of total liabilities, after taking into consideration preferred stockholders’ equity and minority interest in consolidated subsidiaries.

Changes in Non-GAAP Estimated Fair Value of Net Assets

We expect periodic fluctuations in the estimated fair value of our net assets due to our business activities, as well as due to changes in market conditions, including changes in interest rates, changes in relative spreads between our mortgage assets and debt, and changes in implied volatility. As discussed in “Critical Accounting Policies and Estimates—Fair Value of Financial Instruments—Change in Measuring the Fair Value of Guaranty Obligations,” beginning January 1, 2008, as part of the implementation of SFAS 157, we changed our approach to measuring the fair value of our guaranty obligations. We believe that this change, which increased the previously reported fair value of our net assets as of December 31, 2007 by $1.6 billion to $37.4 billion, provides a more meaningful presentation of the guaranty obligations by better aligning the revenue we recognize for providing our guaranty with the compensation we receive. Table 33 summarizes the changes in the fair value of our net assets for the first six months of 2008.

Table 33:  Non-GAAP Estimated Fair Value of Net Assets (Net of Tax Effect)

For the
Six Months
Ended
June 30,
2008
(Dollars in
millions)

Balance as of December 31, 2007, as reported	$35,799
Effect of change in measuring fair value of guaranty obligations(1)	1,558

Balance as of December 31, 2007, as adjusted to include effect of change in measuring fair value of guaranty obligations	37,357
Capital transactions:(2)
Common dividends, common stock repurchases and issuances, net	1,869
Preferred dividends and issuances, net	4,060

Capital transactions, net	5,929
Change in estimated fair value of net assets, excluding effect of capital transactions	(30,834)

Decrease in estimated fair value of net assets, net	(24,905)

Balance as of June 30, 2008(3)	$12,452

(1)	Represents the estimated after-tax impact of the change in our approach to measuring the fair value of our guaranty obligations as part of our January 1, 2008 implementation of SFAS 157. Amount reflects the difference of $2.3 billion ($1.6 billion after-tax) between the estimated fair value of our guaranty obligations based on our current valuation approach of $18.2 billion as of December 31, 2007, and the previously reported fair value of our guaranty obligations of $20.5 billion as of December 31, 2007.

(2)	Represents net capital transactions, which are reflected in the condensed consolidated statements of changes in stockholders’ equity.

(3)	Represents estimated fair value of net assets (net of tax effect) presented in Table 32: Supplemental Non-GAAP Consolidated Fair Value Balance Sheets.

Table 34 presents selected market information that impacts changes in the fair value of our net assets.

Table 34:  Selected Market Information(1)

	As of
	June 30,		December 31,
	2008		2007		Change

10-year U.S. Treasury note yield	3.97%		4.03%		(0.06)%
Implied volatility(2)	21.9		20.4		1.5
30-year Fannie Mae MBS par coupon rate	5.84		5.51		0.33
Lehman U.S. MBS Index OAS (in basis points) over LIBOR yield curve	59.2	bp	26.2	bp	33.0	bp
Lehman U.S. Agency Debt Index OAS (in basis points) over LIBOR yield curve	(12.3)		(20.2)		7.9

(1)	Information obtained from Lehman Live, Lehman POINT and Bloomberg.

(2)	Implied volatility for an interest rate swaption with a 3-year option on a 10-year final maturity.

The estimated fair value of our net assets, excluding capital transactions, decreased by $30.8 billion during the first six months of 2008. This decrease was offset by net proceeds of $5.9 billion from capital transactions, resulting in a net decrease in the estimated fair value of our net assets of $24.9 billion to $12.5 billion as of June 30, 2008, from an adjusted $37.4 billion as of December 31, 2007. The primary factors driving the $30.8 billion decline were: (i) a decrease of approximately $25.2 billion in the fair value of our net guaranty assets, net of tax, reflecting the significant increase in the fair value of our guaranty obligations attributable to an increase in expected credit losses as well as an increase in risk premium due to our current guaranty fee pricing and (ii) a decrease in the fair value of the net portfolio for our capital markets business, largely attributable to the significant widening of mortgage-to-debt OAS during the first six months of 2008, which had an estimated effect of approximately $5.9 billion.

The $25.2 billion decline in the fair value of our net guaranty assets, net of tax, was driven by the substantial increase in the estimated fair value of our guaranty obligations (approximately $25.5 billion net of tax), which we now measure based on the compensation we currently require to provide our guaranty and assume the credit risk associated with the mortgage loans underlying the guaranteed Fannie Mae MBS, or “mortgage credit risk.” This increase in the fair value of our guaranty obligations resulted from both an increase in the underlying risk in our guaranty book of business, as delinquencies increased and declining home prices continued to adversely affect mark-to-market LTV ratios, and an increase in the estimated mortgage credit risk premium required to take mortgage credit risk in the current market, as indicated by the pricing of our new guaranty business. Although we continue to measure the estimated fair value of our guaranty obligations using the models and inputs we used prior to January 1, 2008, since January 1, 2008, we have calibrated these models to our current guaranty fee compensation, which includes our March 2008 and June 2008 guaranty fee price increases. As a result, the estimated fair value of our guaranty obligations as of June 30, 2008 takes into account the guaranty fees we currently charge, regardless of the date on which we actually issued any of our guarantees. Because we measure the fair value of our guaranty obligations based on our pricing as of the fair value measurement date, the fair value of these obligations generally will increase when our risk-adjusted guaranty fees increase, resulting in a reduction in the fair value of our net assets. Similarly, the fair value of the guaranty obligations generally will decrease when our risk-adjusted guaranty fees decrease, resulting in an increase in the fair value of our net assets. The total fair value of our guaranty obligations presented in our non-GAAP supplemental consolidated fair value balance sheets is not reflective of our expected credit losses because it consists of not only future expected credit losses but also an estimated market risk premium that is based on our current risk pricing. For more information about how we measure the fair value of our guaranty obligations, refer to “Critical Accounting Policies and Estimates—Fair Value of Financial Instruments—Change in Measuring the Fair Value of Guaranty Obligations.”

The widening of mortgage-to-debt spreads during the first six months of 2008 contributed to approximately $5.9 billion of the decline in the fair value of our net assets. As indicated in Table 34 above, the Lehman U.S. MBS index, which primarily includes 30-year and 15-year mortgages, reflected a further widening of

OAS during the first six months of 2008. The OAS on securities held by us that are not in the index, such as AAA-rated 10-year CMBS and AAA-rated private-label mortgage-related securities, widened even more dramatically, resulting in an overall decrease in the fair value of our mortgage assets. Debt OAS based on the Lehman U.S. Agency Debt Index to LIBOR fell by 7.9 basis points during the first six months of 2008 to minus 12.3 basis points as of June 30, 2008, which resulted in a decrease in the fair value of our debt from December 31, 2007.

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

Liquidity

Sources and Uses of Cash

Our sources of cash include:

•	proceeds from the issuance of our debt;

•	principal and interest payments received on our mortgage portfolio assets;

•	principal and interest payments received on our liquid investments;

•	borrowings under secured and unsecured intraday funding lines of credit we have established with several large financial institutions;

•	sales of mortgage loans, mortgage-related securities and liquid assets;

•	borrowings against mortgage-related securities and other investment securities we hold pursuant to repurchase agreements and loan agreements;

•	guaranty fees earned on Fannie Mae MBS;

•	mortgage insurance counterparty payments; and

•	net receipts on derivative instruments.

Our uses of cash include:

•	the repayment of matured, redeemed and repurchased debt;

•	the purchase of mortgage loans, mortgage-related securities and other investments;

•	interest payments on outstanding debt;

•	net payments on derivative counterparty agreements;

•	the pledging of collateral under derivative instruments;

•	administrative expenses;

•	the payment of federal income taxes;

•	losses incurred in connection with our Fannie Mae MBS guaranty obligations; and

•	the payment of dividends on our common and preferred stock.

Funding

Because our primary source of cash is proceeds from the issuance of our debt securities, we depend on our ability to issue debt securities in the capital markets on an ongoing basis to meet our cash requirements. During the first six months of 2008, we issued $840.9 billion in short-term debt and $171.9 billion in long-term debt. We also redeemed $1.0 trillion of debt securities during the first six months of 2008. As of June 30, 2008, we had $240.2 billion in outstanding short-term debt and $559.3 billion in outstanding long-term debt, compared with $234.2 billion in outstanding short-term debt and $562.1 billion in outstanding long-term debt as of December 31, 2007. For information about our debt activity for the three and six months ended June 30, 2008 and 2007, and our outstanding short-term and long-term debt as of June 30, 2008 and December 31, 2007, refer to “Consolidated Balance Sheet Analysis—Debt Instruments” and “Notes to Condensed Consolidated Financial Statements—Note 8, Short-term Borrowings and Long-term Debt.”

Our sources of liquidity remain adequate to meet our short-term and long-term needs for funding. During the first six months of 2008, we did not experience limitations on our ability to borrow funds through the issuance of debt securities at attractive rates in the capital markets, and we remained an active issuer of short-term and long-term debt securities to meet our continual need for funding and rebalancing our portfolio.

From July 2007 though June 2008, the company was able to raise short-term funds at unusually attractive yields relative to market benchmarks, such as LIBOR. In the first three weeks of July 2008 the secondary market yields of our outstanding short term debt increased in response to market concerns about the U.S. housing market and its impact on the company’s capital position and future profitability. As an example, our auction of three-month debt on July 2, 2008 resulted in a spread-to-LIBOR of -44 basis points whereas the auction on July 23, 2008 resulted in a spread of -16 basis points. On July 13, 2008 the U.S. Department of Treasury and the Board of Governors of the Federal Reserve announced actions designed to support our continued operation, including making proposals for legislative authority that would permit the government to support our financial position by lending funds to us or taking an equity position in the company. Those proposed legislative provisions were enacted into law on July 30, 2008. These announcements and actions have helped to reduce market concerns and strengthen our access to the debt markets and have had a positive impact on the cost of our debt. Our auction of three-month debt on July 30, 2008 resulted in a spread-to-LIBOR of -37 basis points, an improvement of 21 basis points from the prior week.

The company historically has issued most of its long-term debt in the form of fixed-rate callable medium term notes. The notes are distributed through broker-dealers who negotiate the terms of this debt with the company via a process known as “reverse inquiry”. In July, we noted a significant decrease in demand for such issuances, as has happened in past periods of market stress. Heightened market concerns about housing market conditions and their potential impact on the GSEs characterized this most recent period.

Throughout the second quarter and July, the company maintained its access to liquidity. During July, we increased our net issuance of short-term debt which resulted in an increase of our outstanding short-term debt by an estimated $31 billion. The incremental proceeds were invested primarily in federal funds and short-term bank deposits. In addition, during July, our new issuance of long-term debt exceeded the total of redemptions, maturities, and repurchases of previously issued long-term debt, resulting in an increase in our outstanding long-term debt by an estimated $3 billion. We have not needed to trigger any of the contingency plans, as described below in “Liquidity Risk Management” to generate liquidity through other means.

The U.S. Treasury and Federal Reserve announcements have had some positive impacts on the market for our debt. We continue to believe that the short-term debt markets provide superior pricing and liquidity than the long-term debt markets. To the extent that the liquidity and pricing in the long-term debt market does not improve, we could have increased reliance on short-term debt funding versus our historical issuance pattern. If at some point in the future, our outstanding short-term debt increases significantly from its current level, it could result in an increase of the cost of issuing that debt and the risk associated with rolling over short-term debt on a frequent basis. In extreme cases, limited investor demand for our short-term debt securities at reasonable yields could require us to use contingent sources of liquidity, such as using our mortgage assets as collateral for financing. To date, investor demand has been sufficient to meet our liquidity requirements. We continue to carefully monitor the current volatile market conditions to determine the impact of these conditions on our funding and liquidity. Further disruptions and continued turmoil in the financial markets could result in changes in the amount, mix and cost of funds we obtain and could have a material adverse impact on our financial condition.

See “Part I—Item 1A—Risk Factors” of our 2007 Form 10-K and “Part II—Item 1A—Risk Factors” of this report for a discussion of the risks related to our ability to obtain funds through the issuance of debt securities, and the cost at which we are able to obtain these funds. The U.S. government does not guarantee our debt and our debt does not constitute a debt or obligation of the U.S. government or of any of its agencies or instrumentalities.

We also obtained funds in the second quarter of 2008 through the issuance of common and preferred stock. We had not previously issued common stock in a public offering since February 1987. As described in “Capital Management—Capital Activity” below, we issued a total of $7.4 billion in common stock, non-cumulative mandatory convertible preferred stock, and non-cumulative, non-convertible preferred stock in the second quarter of 2008, in order to preserve and further build our capital. These stock issuances increased our core capital and resulted in a material change in the mix of our capital resources and increased the relative cost of those resources. We cannot be certain whether, or at what terms, we will have access to this kind of funding in the future. To the extent we were able to access this form of funding, any new issuance could be dilutive to existing shareholders and/or may result in further downgrades from the ratings agencies.

Under the Regulatory Reform Act, the Secretary of the U.S. Treasury has additional temporary authority to purchase our obligations and other securities on terms that Treasury may determine, subject to our agreement. As of August 7, 2008, Fannie Mae has not entered into any specific agreement with Treasury to obtain such funds nor have terms been defined as to the cost and conditions of any such investment. Any investment by Treasury could materially adversely affect our business and our ability to access the private capital markets in the future. See “Part II—Item 1A—Risk Factors” of this report for information on how any use of this facility could materially adversely affect our business and liquidity.

Liquidity Risk Management

We define liquidity risk as the risk that would arise from an inability to meet our cash obligations in a timely manner. We have met, and continue to meet, our cash obligations in a timely manner. Our liquidity position could be adversely affected by many causes, both internal and external to our business, including elimination of Fannie Mae’s GSE status, a sustained period of negative coverage of Fannie Mae in the media, an unexpected systemic event leading to the withdrawal of liquidity from the market, a sudden catastrophic operational failure in the financial sector due to a terrorist attack or other event, an extreme market-wide widening of credit spreads, a downgrade of our credit ratings from the major ratings organizations, loss of demand for Fannie Mae debt from a major group of investors or a significant credit event involving one of our major institutional counterparties. See “Part II—Item 1A—Risk Factors” of this report for a description of factors that could adversely affect our liquidity.

Liquidity Risk Policy

Our liquidity risk policy governs our management of liquidity risk and outlines our methods for measuring and monitoring liquidity risk.

We conduct daily liquidity management activities to achieve the goals of our liquidity risk policy. The primary tools that we employ for liquidity management include the following:

•	daily monitoring and reporting of our liquidity position;

•	daily monitoring of market and economic factors that may impact our liquidity;

•	daily forecasting of our ability to meet our liquidity needs over a 90-day period without relying upon the issuance of long-term or short-term unsecured debt securities;

•	daily forecasting and statistical analysis of our daily cash needs over a 28 business day period;

•	maintaining an investment portfolio of liquid non-mortgage assets that are readily marketable or have short-term maturities so that we can quickly and easily convert these assets into cash;

•	routine testing of our ability to rely upon identified sources of liquidity, such as mortgage repurchase agreements;

•	periodic reporting to management and the Board of Directors regarding our liquidity position;

•	periodic review and testing of our liquidity management controls by our Internal Audit department; and

•	maintaining of a portfolio of unencumbered mortgage assets that can be sold or can be pledged as collateral for secured borrowings.

Liquidity Contingency Plan

We maintain a liquidity contingency plan in the event that factors, whether internal or external to our business, temporarily compromise our ability to access funds in the unsecured agency debt market. Our contingency plan provides for alternative sources of liquidity that we believe would allow us to meet all of our cash obligations for 90 days without relying upon the issuance of unsecured debt.

In the event of a liquidity crisis in which our access to the unsecured debt funding market becomes impaired, our primary source of potential liquidity is the unencumbered mortgage portfolio. These assets could be used to raise cash through outright sale or as collateral for secured borrowing. In the event of such a liquidity crisis, haircuts for secured borrowing may be in excess of historical levels, and any sale of assets could be made at valuation levels below historical norms. Our ability to raise funds through the sale or pledge of mortgage assets in the event that we cannot access unsecured funding could be limited if the markets for the sale and financing of mortgage-related assets experience significant disruption or reduced levels of liquidity.

Pursuant to our September 2005 agreement with OFHEO, we periodically test our liquidity contingency plan. We believe we were in compliance with our agreement with OFHEO to maintain and test our liquidity contingency plan as of June 30, 2008.

Liquid Investment Portfolio

Another source of liquidity in the event of a liquidity crisis is the sale or maturation of assets in our liquid investment portfolio (“LIP”). Our LIP is designed to provide a pool of funds that, if drawn upon, should provide sufficient time for us to implement fully a large scale secured financing program with the mortgage assets in our portfolio. Our LIP contains cash, bank deposits, and other highly-rated non-mortgage securities that are readily marketable or have short-term maturities. Our ability to sell assets from our liquid investment portfolio could be limited in the event of a significant market disruption. As described in “Consolidated Balance Sheet Analysis—Liquid Investments,” we had approximately $82.7 billion and $102.0 billion in liquid assets, net of cash equivalents pledged as collateral, as of June 30, 2008 and December 31, 2007, respectively.

Credit Ratings

Our ability to borrow at attractive rates is highly dependent upon our credit ratings from the major nationally recognized statistical ratings organizations. Our senior unsecured debt (both long-term and short-term), benchmark subordinated debt and preferred stock are rated and continuously monitored by Standard & Poor’s, Moody’s and Fitch.

In May 2008, for example, Standard & Poor’s lowered our risk-to-the-government rating to “A+” from “AA-” with a negative outlook and subsequently, in July 2008, placed it on CreditWatch Negative. In addition, during July 2008, all three rating agencies affirmed or updated our ratings, as follows.

•	Long-Term and Short-Term Senior Unsecured Debt Ratings. Standard & Poor’s, Moody’s and Fitch each affirmed their ratings on our long-term and short-term senior unsecured debt, with Standard & Poor’s at “AAA”/“A-1+” with a stable outlook; Moody’s at “Aaa”/“P-1” with a stable outlook; and Fitch at “AAA” / “F1+”.

•	Long Term Issuer Default Rating. Fitch affirmed our long-term Issuer Default Rating of “AAA” with a stable outlook.

•	Subordinated Debt Ratings. Both Moody’s and Fitch affirmed our subordinated debt ratings, with: Moody’s at “Aa2” with a stable outlook; and Fitch at “AA-”, while Standard & Poor’s placed our “AA-” subordinated debt rating on CreditWatch Negative.

•	Preferred Stock Ratings. Moody’s downgraded our preferred stock rating to “A1” from “Aa3” and placed it on review for possible downgrade; Fitch downgraded it to “A+” from “AA-” and maintained it on Rating Watch Negative; and Standard & Poor’s placed our “AA-” rating on CreditWatch Negative.

•	Bank Financial Strength Rating. Moody’s lowered our bank financial strength rating to “B−” from “B” and placed it on review for possible downgrade in July 2008; Moody’s had previously downgraded this rating in May 2008 to “B” from “B+” with a negative outlook.

Table 35 below sets forth the credit ratings issued by each of these rating agencies of our long-term and short-term senior unsecured debt, subordinated debt and preferred stock as of August 7, 2008. Table 35 also sets forth our “risk to the government” rating and our “Bank Financial Strength Rating” as of August 7, 2008.

Table 35:  Fannie Mae Credit Ratings

	Senior	Senior				Bank
	Long-Term	Short-Term	Subordinated	Preferred	Risk to the	Financial
	Unsecured Debt	Unsecured Debt	Debt	Stock	Government(1)	Strength(1)

Standard & Poor’s(2)	AAA	A-1+	AA−	AA−	A+	—
Moody’s(3)	Aaa	P-1	Aa2	A1	—	B−
Fitch(4)	AAA	F1+	AA−	A+	—	—

(1)	Pursuant to our September 2005 agreement with OFHEO, we agreed to seek to obtain a rating that assesses the independent financial strength or “risk to the government” of Fannie Mae operating under its authorizing legislation but without assuming a cash infusion or extraordinary support of the government in the event of a financial crisis.

(2)	In July 2008, Standard & Poor’s affirmed our senior debt ratings with stable outlooks and placed on CreditWatch Negative our subordinated debt, preferred stock and risk to the government ratings. In May 2008, they lowered our risk-to-the-government rating to “A+” from “AA−”.

(3)	In July 2008, Moody’s affirmed our senior debt and subordinated debt ratings with stable outlooks. They downgraded our preferred stock rating to “A1” from “Aa3” and our bank financial strength rating to “B−” from “B” (which was downgraded from “B+” to “B” in May 2008); they placed both ratings on review for possible downgrade.

(4)	In July 2008, Fitch affirmed our debt ratings and downgraded our preferred stock rating to “A+” from “AA−”; they maintained our preferred stock on Rating Watch Negative. Fitch affirmed our long term Issuer Default Rating at “AAA” with a stable outlook.

Cash Flows

Six Months Ended June 30, 2008.  Cash and cash equivalents of $13.5 billion as of June 30, 2008 increased by $9.6 billion from December 31, 2007. Net cash generated from operating activities totaled $29.9 billion, resulting primarily from the proceeds from maturities or sales of our short-term, liquid investments, which are classified as trading securities. We also generated net cash from financing activities of $3.7 billion, reflecting the proceeds from the issuance of common and preferred stock, which was partially offset by the redemption of a significant amount of long-term debt as interest rates fell during the period. Net cash used in investing activities was $24.1 billion, attributable to our purchases of AFS securities and loans held for investment.

Six Months Ended June 30, 2007.  Cash and cash equivalents of $5.8 billion as of June 30, 2007 increased by $2.6 billion from December 31, 2006, primarily due to net cash provided by financing activities of $4.2 billion generated from the issuance of debt and net cash of $1.5 billion from investing activities, attributable to net mortgage asset liquidations. These increases were partially offset by net cash used in operating activities of $3.1 billion attributable to an increase in the purchase of HFS mortgage loans.

Capital Management

Regulatory Capital Requirements

On March 19, 2008, OFHEO reduced from 30% to 20% the amount of capital we are required to hold in excess of our statutory minimum capital requirement. On June 9, 2008, OFHEO announced that we were classified as adequately capitalized as of March 31, 2008 (the most recent date for which results have been published by OFHEO). With the completion of our capital raise in May 2008, OFHEO further reduced the amount of capital we are required to hold in excess of our statutory minimum capital requirement to 15%. OFHEO had also indicated its intention to reduce our excess capital requirement to 10% in September 2008, based upon our continued maintenance of excess capital well above OFHEO’s regulatory requirement and no material adverse change to our ongoing regulatory compliance. As our new safety, soundness and mission regulator under the Regulatory Reform Act, FHFA will have responsibility for making this determination in September. Under the Regulatory Reform Act, FHFA has the authority to increase our minimum capital levels and to establish additional capital and reserve requirements with respect to any product or activity. FHFA also has the authority to increase our minimum capital levels temporarily if the Director of FHFA determines it necessary and the authority to adjust our capital classification at any time.

On June 10, 2008, OFHEO announced a final rule that changes the mortgage loan loss severity formulas used in our regulatory risk-based capital stress test. This new risk-based capital stress test will be formally applied beginning with the third quarter 2008 capital classification and is expected to increase the risk-based capital requirement. We estimate that our statutory risk-based capital requirement of $23.1 billion as of March 31, 2008, would have instead been $30.4 billion using the new stress test loss severity formulas and assuming no other change. With total capital holdings of $47.7 billion as of March 31, 2008, our estimated $24.6 billion surplus would have instead totaled $17.3 billion or 57% higher than the risk-based capital requirement estimated under the new standard. Under the Regulatory Reform Act, the Director of FHFA has responsibility for establishing our risk-based capital requirements.

For information about our regulatory capital classification measures as of June 30, 2008, refer to “Notes to Condensed Consolidated Financial Statements—Note 15, Regulatory Capital Requirements.” For more information on the authority of our new regulator, refer to “Legislation Relating to Our Regulatory Framework.”

Amendments being considered by the FASB to SFAS 140 and FIN 46R could affect the amount of capital we would be required to maintain, but would be effective no earlier than January 2010. For a description of these amendments being considered by the FASB, refer to “Off-Balance Sheet Arrangements and Variable Interest Entities.”

Capital Activity

Capital Management Actions

As described in “Consolidated Results of Operations” above, we recorded a net loss of $4.5 billion for the first six months of 2008. Because our retained earnings are a component of our core capital, this loss reduced the amount of our core capital. Our losses for the first six months of 2008 were due to continuing market challenges that have adversely affected our results of operations. During the period, we have taken aggressive management actions to preserve and further build our capital, including:

•	issuing equity securities. In May and June 2008, we completed public offerings totaling $7.4 billion in common stock, non-cumulative mandatory convertible preferred stock, and non-cumulative, non-convertible preferred stock. For more information on these issuances, refer to “Notes to Condensed Consolidated Financial Statements—Note 14, Stockholders’ Equity;”

•	managing the size of our investment portfolio;

•	selling assets to reduce the amount of capital that we were required to hold and to realize investment gains;

•	reducing our common stock dividend;

•	electing not to purchase mortgage assets at attractive prices;

•	slowing growth of our guaranty business; and

•	applying other changes to our business practices to reduce our losses and expenses during the period.

Management continues to carefully monitor our capital and dividend positions and the trends impacting those positions and, if necessary, intends to take actions designed to help mitigate the impacts of a worsening environment on those positions. We have already taken some actions, such as:

•	further reducing our common stock dividend;

•	further increasing our guaranty fee pricing on new acquisitions; and

•	evaluating our costs and expenses with the expectation to reduce administrative costs.

Additional steps we could take include: reducing or eliminating our dividends; slowing growth; decreasing the size of our balance sheet; further raising guaranty fees; and raising additional capital (which could be dilutive). Some of these actions could have negative consequences, including decreased revenue due to growth limitations, or increased mark-to-market charges associated with the decreased liquidity for mortgage assets that could arise from a reduction in our market activity. If our capital fails to meet standards set by FHFA, FHFA could require us to enter into a capital restoration plan or take other actions. Refer to “Part II—Item 1A—Risk Factors” of this report for a more detailed discussion of how continued declines in our earnings could negatively impact our regulatory capital position.

Dividends

We paid common stock dividends of $0.35 per share, which totaled $343 million, for the second quarter of 2008. Our Board of Directors previously announced its intent to reduce our quarterly common stock dividend, and on August 7, 2008, our Board of Directors declared common stock dividends of $0.05 per share for the third quarter of 2008, payable on August 29, 2008. Our Board of Directors will continue to assess dividend payments for each quarter based upon the facts and conditions existing at the time.

We paid an aggregate of $303 million in preferred stock dividends in the second quarter of 2008 on 16 of our 17 outstanding series of preferred stock. The first dividend on the Mandatory Convertible Preferred Stock Series 2008-1 that was issued on May 14, 2008 will be paid on September 30, 2008. On August 7, 2008, our Board of Directors declared total preferred stock dividends in aggregate of $413 million for the third quarter of 2008, payable on September 30, 2008.

On June 27, 2008, the dividend rate for our Series P Preferred Stock was reset to 4.50% per year. The new dividend rate for the Series P Preferred Stock will be in effect from and including June 30, 2008 to but excluding September 30, 2008.

Subordinated Debt

In September 2005, we agreed with OFHEO to issue and maintain a specified amount of qualifying subordinated debt. As of June 30, 2008, we were in compliance with our OFHEO subordinated debt requirement. The sum of our total capital plus the outstanding balance of our qualifying subordinated debt exceeded our subordinated debt requirement by an estimated $15.7 billion, or 34%, as of June 30, 2008, compared with an estimated $10.3 billion, or 23%, as of December 31, 2007. As of June 30, 2008, we had $9.0 billion in outstanding qualifying subordinated debt.

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

The Financial Accounting Standards Board (“FASB”) is considering amendments to SFAS No. 140, Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125) (“SFAS 140”) to eliminate qualifying special purpose entities (“QSPEs”). Additionally, the FASB is considering amendments to FIN 46R (revised December 2003), Consolidation of

Variable Interest Entities (an interpretation of ARB No. 51) (“FIN 46R”) that would replace the current consolidation model with a qualitative evaluation that requires consolidation of an entity when the reporting enterprise both (a) has the power to direct matters which significantly impact the activities and success of the entity, and (b) has exposure to benefits and/or losses that could potentially be significant to the entity. If an enterprise is not able to reach a conclusion through the qualitative analysis, it would then proceed to a quantitative evaluation. As of August 7, 2008, the FASB had not formally issued proposed amendments to SFAS 140 or FIN 46R.

Our most significant off-balance sheet arrangements result from the mortgage loan securitization and resecuritization transactions that we routinely enter into as part of the normal course of our guaranty business operations. Currently, most trusts used in our guaranteed securitizations are not consolidated by the company for financial reporting purposes because the trusts are QSPEs under SFAS 140. Because the trusts are not consolidated, the assets and liabilities of the trusts are not reported on our balance sheet, and the amount of capital that we must hold for the guaranties that we provide to these QSPEs is significantly lower than the capital we must hold for assets reported on our balance sheet.

As of June 30, 2008, we had over $2 trillion of assets held in QSPEs. If we are required to consolidate incremental assets and liabilities of these trusts, the amount of capital we would be required to maintain could increase. Under certain circumstances, these changes could have a material adverse impact on our earnings, financial condition and capital position. Since the amendments to SFAS 140 and FIN 46R are not final and the FASB’s proposals will be subject to a public comment period, we are unable to predict the impact that the amendments may have on our consolidated financial statements or capital position.

We also enter into other guaranty transactions, liquidity support transactions and hold partnership interests that may involve off-balance sheet arrangements.

Fannie Mae MBS Transactions and Other Financial Guarantees

As described in our 2007 Form 10-K, our maximum potential exposure to credit losses relating to our outstanding and unconsolidated Fannie Mae MBS held by third parties and our other financial guarantees is significantly higher than the carrying amount of the guaranty obligations and reserve for guaranty losses that are reflected in the consolidated balance sheets. In the case of outstanding and unconsolidated Fannie Mae MBS held by third parties, our maximum potential exposure arising from these guaranty obligations is primarily represented by the unpaid principal balance of the mortgage loans underlying these Fannie Mae MBS, which was $2.3 trillion and $2.1 trillion as of June 30, 2008 and December 31, 2007, respectively. In the case of the other financial guarantees that we provide, our maximum potential exposure arising from these guarantees is primarily represented by the unpaid principal balance of the underlying bonds and loans, which totaled $31.8 billion and $41.6 billion as of June 30, 2008 and December 31, 2007, respectively.

Partnership Interests

We had a recorded investment in LIHTC partnerships of $7.0 billion as of June 30, 2008, compared with $8.1 billion as of December 31, 2007. For additional information regarding our holdings in off-balance sheet limited partnerships, refer to “Notes to Condensed Consolidated Financial Statements—Note 2, Consolidations.”

RISK MANAGEMENT

This section updates the information set forth in our 2007 Form 10-K and our 2008 Q1 Form 10-Q relating to our management of risk. For further discussion of the primary risks to our business and how we seek to manage those risks, refer to “Part I—Item 1A—Risk Factors” and “Part II—Item 7—MD&A—Risk Management” of our 2007 Form 10-K, “Part I—Item 2—MD&A—Risk Management” of our 2008 Q1 Form 10-Q and “Part II—Item 1A—Risk Factors” of this report.

Credit Risk Management

We are generally subject to two types of credit risk: mortgage credit risk and institutional counterparty credit risk. The deterioration in the mortgage and credit markets, including the national decline in home prices, rating agency downgrades of mortgage-related securities and counterparties, increased level of institutional insolvencies and higher levels of delinquencies and foreclosures, has increased our exposure to both mortgage credit and institutional counterparty credit risks.

Mortgage Credit Risk Management

In order to manage our mortgage credit risk in the shifting market environment, we have significantly reduced our participation in riskier loan product categories and taken steps to ensure that our pricing and our eligibility and underwriting criteria more accurately reflect the current risks in the housing market. Effective June 1, 2008, we implemented Desktop Underwriter 7.0®, a more comprehensive risk assessment model. We believe our new model will significantly improve the credit profile of our single-family acquisitions, particularly for higher risk product segments that have been large drivers of our credit losses. We recently took additional steps that we believe further our ability to manage our mortgage credit risk. These steps include discontinuing the purchase of newly originated Alt-A loans effective January 1, 2009, increasing the adverse market delivery charge announced earlier in the year to 50 basis points from 25 basis points and updating our standard pricing adjustments for mortgage loans with certain risk characteristics. These pricing changes are effective October 1, 2008. In addition, we are continuing to enhance our loss mitigation strategy to minimize the frequency of foreclosure, including increasing our focus on problem loan workouts and developing and implementing new loss mitigation tools such as our HomeSaver Advance initiative.

Mortgage Credit Book of Business

Table 36 displays the composition of our entire mortgage credit book of business, which consists of both on- and off-balance sheet arrangements, as of June 30, 2008 and December 31, 2007. Our single-family mortgage credit book of business accounted for approximately 93% of our entire mortgage credit book of business as of June 30, 2008 and 94% as of December 31, 2007.

Table 36:  Composition of Mortgage Credit Book of Business

	As of June 30, 2008
	Single-Family(1)		Multifamily(2)		Total
	Conventional(3)	Government(4)	Conventional(3)	Government(4)	Conventional(3)	Government(4)
	(Dollars in millions)

Mortgage portfolio:(5)
Mortgage loans(6)	$279,233	$36,009	$104,997	$753	$384,230	$36,762
Fannie Mae MBS(6)	190,695	1,969	353	104	191,048	2,073
Agency mortgage-related securities(6)(7)	33,506	1,542	—	28	33,506	1,570
Mortgage revenue bonds	3,079	2,651	7,898	2,160	10,977	4,811
Other mortgage-related securities(8)	61,222	2,011	25,880	26	87,102	2,037

Total mortgage portfolio	567,735	44,182	139,128	3,071	706,863	47,253
Fannie Mae MBS held by third parties(9)	2,198,519	14,068	38,762	933	2,237,281	15,001
Other credit guarantees(10)	14,752	—	17,014	46	31,766	46

Mortgage credit book of business	$2,781,006	$58,250	$194,904	$4,050	$2,975,910	$62,300

Guaranty book of business	$2,683,199	$52,046	$161,126	$1,836	$2,844,325	$53,882

	As of December 31, 2007
	Single-Family(1)		Multifamily(2)		Total
	Conventional(3)	Government(4)	Conventional(3)	Government(4)	Conventional(3)	Government(4)
	(Dollars in millions)

Mortgage portfolio:(5)
Mortgage loans(6)	$283,629	$28,202	$90,931	$815	$374,560	$29,017
Fannie Mae MBS(6)	177,492	2,113	322	236	177,814	2,349
Agency mortgage-related securities(6)(7)	31,305	1,682	—	50	31,305	1,732
Mortgage revenue bonds	3,182	2,796	8,107	2,230	11,289	5,026
Other mortgage-related securities(8)	68,240	1,097	25,444	30	93,684	1,127

Total mortgage portfolio	563,848	35,890	124,804	3,361	688,652	39,251
Fannie Mae MBS held by third parties(9)	2,064,395	15,257	38,218	1,039	2,102,613	16,296
Other credit guarantees(10)	24,519	—	17,009	60	41,528	60

Mortgage credit book of business	$2,652,762	$51,147	$180,031	$4,460	$2,832,793	$55,607

Guaranty book of business	$2,550,035	$45,572	$146,480	$2,150	$2,696,515	$47,722

(1)	The amounts reported above reflect our total single-family mortgage credit book of business. Of these amounts, the portion of our single-family mortgage credit book of business for which we have access to detailed loan-level information represented approximately 96% and 95% of our total conventional single-family mortgage credit book of business as of June 30, 2008 and December 31, 2007, respectively. Unless otherwise noted, the credit statistics we provide in the discussion that follows relate only to this specific portion of our conventional single-family mortgage credit book of business. The remaining portion of our conventional single-family mortgage credit book of business consists of Freddie Mac securities, Ginnie Mae securities, private-label mortgage-related securities, Fannie Mae MBS backed by private-label mortgage-related securities, housing-related municipal revenue bonds, other single-family government related loans and securities, and credit enhancements that we provide on single-family mortgage assets. See “Consolidated Balance Sheet Analysis—Trading and Available-For-Sale Investment Securities—Investments in Private-Label Mortgage-Related Securities” for additional information on our private-label mortgage securities.

(2)	The amounts reported above reflect our total multifamily mortgage credit book of business. Of these amounts, the portion of our multifamily mortgage credit book of business for which we have access to detailed loan-level information represented approximately 81% and 80% of our total multifamily mortgage credit book of business as of June 30, 2008 and December 31, 2007, respectively. Unless otherwise noted, the credit statistics we provide in the discussion that follows relate only to this specific portion of our multifamily mortgage credit book of business.

(3)	Refers to mortgage loans and mortgage-related securities that are not guaranteed or insured by the U.S. government or any of its agencies.

(4)	Refers to mortgage loans and mortgage-related securities guaranteed or insured by the U.S. government or one of its agencies.

(5)	Mortgage portfolio data is reported based on unpaid principal balance.

(6)	Includes unpaid principal balance totaling $82.4 billion and $81.8 billion as of June 30, 2008 and December 31, 2007, respectively, related to mortgage-related securities that were consolidated under FIN 46 and mortgage-related securities created from securitization transactions that did not meet the sales criteria under SFAS 140, which effectively resulted in these mortgage-related securities being accounted for as loans.

(7)	Includes mortgage-related securities issued by Freddie Mac and Ginnie Mae. We held mortgage-related securities issued by Freddie Mac with both a carrying value and fair value of $33.4 billion and $31.2 billion as of June 30, 2008 and December 31, 2007, respectively, which exceeded 10% of our stockholders’ equity as of each respective date.

(8)	Includes mortgage-related securities issued by entities other than Fannie Mae, Freddie Mac or Ginnie Mae.

(9)	Includes Fannie Mae MBS held by third-party investors. The principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

(10)	Includes single-family and multifamily credit enhancements that we have provided and that are not otherwise reflected in the table.

Single-Family

Table 37 presents our conventional single-family business volumes for the six months ended June 30, 2008 and 2007 and our conventional single-family mortgage credit book of business as of June 30, 2008 and December 31, 2007 based on certain key risk characteristics that we use to evaluate the risk profile and credit quality of our loans.

Table 37:	Risk Characteristics of Conventional Single-Family Business Volume and Mortgage Credit Book of Business(1)

	Percent of Conventional
	Single-Family Business Volume(2)
			For the
			Six Months		Percent of Conventional Single-Family Book of Business(3)
			Ended		As of
	Q2	Q1	June 30,		June 30,	December 31,
	2008	2008	2008	2007	2008	2007

Original LTV ratio:(4)
<= 60%	24%	21%	22%	18%	23%	23%
60.01% to 70%	17	16	17	14	16	16
70.01% to 80%	38	37	38	48	43	43
80.01% to 90%	11	12	11	7	8	8
90.01% to 100%	10	14	12	13	10	10
Greater than 100%	—	—	—	—	—	—

Total	100%	100%	100%	100%	100%	100%

Weighted average	71%	73%	72%	74%	72%	72%
Average loan amount	$206,205	$209,086	$207,593	$194,252	$146,503	$142,747
Estimated mark-to-market LTV ratio:(5)
<= 60%					41%	46%
60.01% to 70%					15	15
70.01% to 80%					18	19
80.01% to 90%					12	12
90.01% to 100%					8	6
Greater than 100%					6	2

Total					100%	100%

Weighted average					65%	61%
Product type:
Fixed-rate:(6)
Long-term	72%	79%	75%	74%	72%	71%
Intermediate-term	15	11	13	6	14	15
Interest-only	1	3	2	10	3	3

Total fixed-rate	88	93	90	90	89	89

Adjustable-rate:
Interest-only	5	5	5	7	5	5
Negative-amortizing	—	—	—	—	1	1
Other ARMs	7	2	5	3	5	5

Total adjustable-rate	12	7	10	10	11	11

Total	100%	100%	100%	100%	100%	100%

	Percent of Conventional
	Single-Family Business Volume(2)
			For the
			Six Months		Percent of Conventional Single-Family Book of Business(3)
			Ended		As of
	Q2	Q1	June 30,		June 30,	December 31,
	2008	2008	2008	2007	2008	2007

Number of property units:
1 unit	97%	97%	97%	96%	96%	96%
2-4 units	3	3	3	4	4	4

Total	100%	100%	100%	100%	100%	100%

Property type:
Single-family homes	90%	90%	90%	89%	91%	91%
Condo/Co-op	10	10	10	11	9	9

Total	100%	100%	100%	100%	100%	100%

Occupancy type:
Primary residence	90%	90%	90%	88%	90%	90%
Second/vacation home	5	4	5	5	5	4
Investor	5	6	5	7	5	6

Total	100%	100%	100%	100%	100%	100%

FICO credit score:
< 620	3%	5%	3%	6%	5%	5%
620 to < 660	5	8	7	11	10	10
660 to < 700	15	17	16	20	18	18
700 to < 740	22	22	22	23	23	23
>= 740	55	48	52	40	44	43
Not available	—	—	—	—	—	1

Total	100%	100%	100%	100%	100%	100%

Weighted average	738	728	733	717	722	721
Loan purpose:
Purchase	34%	34%	34%	47%	40%	41%
Cash-out refinance	34	33	34	34	32	32
Other refinance	32	33	32	19	28	27

Total	100%	100%	100%	100%	100%	100%

Geographic concentration:(7)
Midwest	16%	16%	16%	15%	16%	17%
Northeast	18	17	18	18	19	19
Southeast	23	25	24	26	25	25
Southwest	16	16	16	18	16	16
West	27	26	26	23	24	23

Total	100%	100%	100%	100%	100%	100%

	Percent of Conventional
	Single-Family Business Volume(2)
			For the
			Six Months		Percent of Conventional Single-Family Book of Business(3)
			Ended		As of
	Q2	Q1	June 30,		June 30,	December 31,
	2008	2008	2008	2007	2008	2007

Origination year:
<=1998					2%	2%
1999					—	1
2000					—	—
2001					2	2
2002					6	7
2003					20	22
2004					11	12
2005					14	16
2006					15	17
2007					21	21
2008					9	—

Total					100%	100%

(1)	As noted in Table 36 above, we generally have access to detailed loan-level statistics only on conventional single-family mortgage loans held in our portfolio and backing Fannie Mae MBS (whether held in our portfolio or held by third parties).

(2)	Percentages calculated based on unpaid principal balance of loans at time of acquisition. Single-family business volume refers to both single-family mortgage loans we purchase for our mortgage portfolio and single-family mortgage loans we securitize into Fannie Mae MBS.

(3)	Percentages calculated based on unpaid principal balance of loans as of the end of each period.

(4)	The original LTV ratio generally is based on the appraised property value reported to us at the time of acquisition of the loan and the original unpaid principal balance of the loan. Excludes loans for which this information is not readily available.

(5)	The aggregate estimated mark-to-market LTV ratio is based on the estimated current value of the property, calculated using an internal valuation model that estimates periodic changes in home value, and the unpaid principal balance of the loan as of the date of each reported period. Excludes loans for which this information is not readily available.

(6)	Long-term fixed-rate consists of mortgage loans with maturities greater than 15 years, while intermediate-term fixed-rate have maturities equal to or less than 15 years.

(7)	Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD and WI. Northeast includes CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT and VI. Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA and WV. Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX and UT. West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

Credit risk profile summary.  Our conventional single-family mortgage credit book of business continues to consist mostly of traditional fixed-rate mortgage loans. As a result of changes we made in our underwriting and eligibility criteria to reduce our credit risk, we experienced a shift in the risk profile of our new business for the first six months of 2008 relative to the first six months of 2007. We believe the change in the composition of our new business, including a significant increase in the weighted average FICO credit score and a reduction in the proportion of higher risk, interest-only loans to more traditional, fully amortizing fixed-rate mortgage loans, reflects an improvement in the overall credit quality of our new business. The increase in the estimated weighted average mark-to-market LTV ratio of our conventional single-family mortgage credit book of business to 65% as of June 30, 2008, from 61% as of December 31, 2007 was largely due to the national decline in home prices.

•	Alt-A and Subprime Loans. We provide information below on our exposure to Alt-A and subprime mortgage loans. Our Alt-A loans have recently accounted for a significant portion of our credit losses.

Alt-A Loans:  Alt-A mortgage loans, whether held in our portfolio or backing Fannie Mae MBS, represented approximately 4% of our single-family business volume for the first six months of 2008, compared with approximately 22% for the first six months of 2007. The significant decline in Alt-A volume is due in part to our recent and continued tightening of eligibility standards and price increases, as well as the overall decline in the Alt-A market. As a result of these recent eligibility restrictions and price increases, we expect our Alt-A mortgage loan acquisitions to be significantly limited in future periods. In addition, we are discontinuing the purchase of newly originated Alt-A loans effective January 1, 2009. Alt-A mortgage loans held in our portfolio or Alt-A mortgage loans backing Fannie Mae MBS, excluding resecuritized private-label mortgage-related securities backed by Alt-A mortgage loans, represented approximately 11% of our total single-family mortgage credit book of business as of June 30, 2008, compared with approximately 12% as of December 31, 2007.

Subprime Loans:  Subprime mortgage loans, whether held in our portfolio or backing Fannie Mae MBS, represented less than 1% of our single-family business volume for the first six months of 2008 and 2007. We estimate that subprime mortgage loans held in our portfolio or subprime mortgage loans backing Fannie Mae MBS, excluding resecuritized private-label mortgage-related securities backed by subprime mortgage loans, represented approximately 0.3% of our total single-family mortgage credit book of business as of both June 30, 2008 and December 31, 2007.

See “Consolidated Results of Operations—Credit-Related Expenses—Credit Loss Performance Metrics” for information on the portion of our credit losses attributable to Alt-A and subprime loans. See “Consolidated Balance Sheet Analysis—Trading and Available-for-Sale Investment Securities—Investments in Private-Label Mortgage-Related Securities” for information on our investments in Alt-A and subprime private-label mortgage-related securities, including other-than-temporary impairment losses recognized on these investments.

•	Jumbo-Conforming Loans. We began acquiring jumbo-conforming loans in April 2008 in response to the Economic Stimulus Act of 2008. We believe we have priced these loans to compensate us for the related risk. As of June 30, 2008, we had 1,619 outstanding jumbo-conforming loans with an unpaid principal balance of $947 million.

Multifamily

The weighted average original LTV ratio for our multifamily mortgage credit book of business was 67% as of both June 30, 2008 and December 31, 2007. The percentage of our multifamily mortgage credit book of business with an original LTV ratio greater than 80% was 5% as of June 30, 2008, compared with 6% as of December 31, 2007.

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

Serious Delinquency

Table 38 below compares the serious delinquency rates, by geographic region, for all conventional single-family loans and multifamily loans with credit enhancement and without credit enhancement as of June 30, 2008, December 31, 2007 and June 30, 2007.

Table 38:  Serious Delinquency Rates

	June 30, 2008		December 31, 2007		June 30, 2007
		Serious		Serious		Serious
	Book	Delinquency	Book	Delinquency	Book	Delinquency
	Outstanding(1)	Rate(2)	Outstanding(1)	Rate(2)	Outstanding(1)	Rate(2)

Conventional single-family delinquency rates by geographic region:(3)
Midwest	16%	1.57%	17%	1.35%	17%	0.98%
Northeast	19	1.21	19	0.94	19	0.68
Southeast	25	1.80	25	1.18	24	0.68
Southwest	16	1.08	16	0.86	16	0.60
West	24	0.97	23	0.50	24	0.23

Total conventional single-family loans	100%	1.36%	100%	0.98%	100%	0.64%

Conventional single-family loans:
Credit enhanced	21%	3.74%	21%	2.75%	20%	1.81%
Non-credit enhanced	79	0.74	79	0.53	80	0.35

Total conventional single-family loans	100%	1.36%	100%	0.98%	100%	0.64%

Multifamily loans:
Credit enhanced	87%	0.09%	88%	0.06%	90%	0.09%
Non-credit enhanced	13	0.22	12	0.22	10	0.04

Total multifamily loans	100%	0.11%	100%	0.08%	100%	0.09%

(1)	Reported based on unpaid principal balance of loans, where we have detailed loan-level information.

(2)	Calculated based on number of loans for single-family and unpaid principal balance for multifamily. We include all of the conventional single-family loans that we own and that back Fannie Mae MBS in the calculation of the single-family delinquency rate. We include the unpaid principal balance of all multifamily loans that we own or that back Fannie Mae MBS and any housing bonds for which we provide credit enhancement in the calculation of the multifamily serious delinquency rate.

(3)	See footnote 7 to Table 37 for states included in each geographic region.

In the first six months of 2008, our serious delinquency rates, which are a leading indicator of potential foreclosures, increased across our entire conventional single-family mortgage credit book of business to 1.36% as of June 30, 2008, from 0.98% as of December 31, 2007 and 0.64% as of June 30, 2007. We experienced the most notable increases in serious delinquency rates in California, Florida, Arizona and Nevada, which previously experienced rapid increases in home prices and are now experiencing sharp declines in home prices. In addition, we continued to experience significant increases in the serious delinquency rates in some higher risk loan categories: Alt-A loans, adjustable-rate loans, interest-only loans, negative amortization loans, loans made for the purchase of condominiums and loans with second liens. Many of these higher risk loans were originated in 2006 and 2007. As a result of tightening our eligibility standards and underwriting criteria, we expect that the loans we are now acquiring will have a lower credit risk relative to the loans we acquired in 2006 and 2007.

The conventional single-family serious delinquency rates for California and Florida, which represent the two largest states in our conventional single-family mortgage credit book of business in terms of unpaid principal balance, climbed to 1.05% and 3.21%, respectively, as of June 30, 2008, from 0.50% and 1.59%, respectively, as of December 31, 2007, and 0.20% and 0.65% as of June 30, 2007. The serious delinquency rates for Alt-A and subprime loans was 3.79% and 9.08%, respectively, as of June 30, 2008, compared with 2.15% and 5.76%, respectively, as of December 31, 2007 and 1.05% and 4.80% as of June 30, 2007. The multifamily serious delinquency rate was 0.11% as of June 30, 2008, compared with 0.08% as of December 31, 2007 and 0.09% as of June 30, 2007.

We expect the housing market to continue to deteriorate and home prices to continue to decline in these states and on a national basis. Accordingly, we expect our single-family serious delinquency rate to continue to increase during 2008 and 2009.

Nonperforming Loans

Table 39 provides statistics on nonperforming single-family and multifamily loans as of June 30, 2008 and December 31, 2007. The increase in the nonperforming loans during the first six months of 2008 reflects the increase in our serious delinquency rates.

Table 39:  Nonperforming Single-Family and Multifamily Loans

	As of
	June 30,	December 31,
	2008	2007
	(Dollars in millions)

On-balance sheet nonperforming loans:
Nonaccrual loans	$8,273	$8,343
Troubled debt restructurings(1)	2,422	1,765
HomeSaver Advance first-lien loans(2)	646	—

Total on-balance sheet nonperforming loans	11,341	10,108

Off-balance sheet nonperforming loans:(3)
Other off-balance sheet nonperforming loans, excluding HomeSaver Advance first lien loans(4)	32,856	25,700
HomeSaver Advance first-lien loans(2)	1,931	—

Total off-balance sheet nonperforming loans	34,787	25,700

Total nonperforming loans	$46,128	$35,808

Accruing on-balance sheet loans past due 90 days or more(5)	$205	$204

Interest related to on-balance sheet nonperforming loans:(6)
Interest income forgone(7)	$192	$215
Interest income recognized for the period(8)	223	328

(1)	Troubled debt restructurings include loans whereby the contractual terms have been modified that result in concessions to borrowers experiencing financial difficulties.

(2)	Represents total unpaid principal balance of first-lien loans associated with unsecured HomeSaver Advance loans, including first-lien loans that are not seriously delinquent.

(3)	Represents unpaid principal balance of nonperforming loans in our outstanding and unconsolidated Fannie Mae MBS held by third parties.

(4)	Represents total unpaid principal balance of loans that are seriously delinquent as of June 30, 2008.

(5)	Recorded investment of loans as of the end of each period that are 90 days or more past due and continuing to accrue interest include loans insured or guaranteed by the U.S. government and loans where we have recourse against the seller of the loan in the event of a default.

(6)	Amounts reported for June 30, 2008 relate to the six months ending June 30, 2008. Amounts reported for December 31, 2007 relate to the twelve months ended December 31, 2007.

(7)	Forgone interest income represents the amount of interest income that would have been recorded during the period for on-balance sheet nonperforming loans as of the end of each period had the loans performed according to their contractual terms.

(8)	Represents interest income recognized during the period for on-balance sheet loans classified as nonperforming as of the end of each period.

Foreclosure and REO Activity

Table 40 below provides information, by region, on our foreclosure activity for the six months ended June 30, 2008 and 2007.

Table 40:  Single-Family and Multifamily Foreclosed Properties

	For the
	Six Months
	Ended
	June 30,
	2008	2007

Single-family foreclosed properties (number of properties):
Beginning of period inventory of single-family foreclosed properties (REO)(1)	33,729	25,125
Acquisitions by geographic area:(2)
Midwest	15,265	9,532
Northeast	2,916	1,798
Southeast	11,347	5,436
Southwest	8,377	4,675
West	6,166	804

Total properties acquired through foreclosure	44,071	22,245
Dispositions of REO	(23,627)	(20,226)

End of period inventory of single-family foreclosed properties (REO)(1)	54,173	27,144

Carrying value of single-family foreclosed properties (dollars in millions)(3)	$5,808	$2,484

Single-family foreclosure rate(4)	0.24%	0.13%

Multifamily foreclosed properties (number of properties):
Ending inventory of multifamily foreclosed properties (REO)	20	13

Carrying value of multifamily foreclosed properties (dollars in millions)(3)	$85	$78

(1)	Includes deeds in lieu of foreclosure.

(2)	See footnote 7 to Table 37 for states included in each geographic region.

(3)	Excludes foreclosed property claims receivables, which are reported in our condensed consolidated balance sheets as a component of “Acquired property, net.”

(4)	Estimated based on the total number of properties acquired through foreclosure as a percentage of the total number of loans in our conventional single-family mortgage credit book of business as of the end of each respective period.

Our single-family foreclosure rate increased to 0.24% for the first six months of 2008, from 0.13% for the first six months of 2007, reflecting the near doubling of the number of single-family properties we acquired through foreclosure during the first six months of 2008 relative to the first six months of 2007. This increase was attributable to the impact of the housing market downturn and continued decline in home prices throughout much of the country, particularly in California, Florida, Arizona and Nevada, and continued weak economic conditions in the Midwest, particularly in Michigan and Ohio. We also experienced an increase in the number of multifamily properties acquired during the first six months of 2008 due primarily to the economic weakness in the Midwest. As discussed in “Consolidated Results of Operations—Credit-Related Expenses—Credit Loss Performance Metrics,” we have experienced a significant increase in our single-family default rates, particularly within certain states that have had significant home price depreciation, for certain higher risk loan categories, such as Alt-A, and for loans originated in 2006 and 2007.

The states of California, Florida, Arizona and Nevada, which represented approximately 27% of the loans in our conventional single-family mortgage credit book of business as of June 30, 2008, accounted for 22% of single-family properties acquired through foreclosure for the first six months of 2008, reflecting the sharp declines in home prices that these states are now experiencing. The Midwest, which represented approximately 20% of the loans in our conventional single-family mortgage credit book of business as of June 30, 2008, accounted for approximately 35% of the single-family properties acquired through foreclosure for the first six months of 2008, reflecting the continued impact of weak economic conditions in this region. Alt-A mortgage loans backing Fannie Mae MBS, excluding resecuritized private-label mortgage-related securities backed by Alt-A mortgage loans, represented approximately 11% of our total single-family mortgage credit book of business as of June 30, 2008, but accounted for 30% of single-family properties acquired through foreclosure for the first six months of 2008.

The severe housing market downturn and decline in home prices on a national basis have resulted in a higher percentage of our mortgage loans that transition from delinquent to foreclosure status and a significant reduction in the sales prices of our foreclosed single-family properties. Based on these factors as well as the sharp rise in our serious delinquency rates during the first six months of 2008, we expect the level of foreclosures to increase further in 2008 compared with both 2007 and the first six months of 2008.

Institutional Counterparty Credit Risk Management

Mortgage Servicers

Our ten largest single-family mortgage servicers serviced 73% and 74% of our single-family mortgage credit book of business as of June 30, 2008 and December 31, 2007, respectively. On July 1, 2008, Bank of America Corporation announced the completion of its purchase of Countrywide Financial Corporation, our largest single-family mortgage servicer through June 30, 2008, making Bank of America our largest single-family mortgage servicer. Countrywide and its affiliates serviced approximately 23% of our single-family mortgage credit book of business as of June 30, 2008 and December 31, 2007. Together, Bank of America, Countrywide, and their respective affiliates serviced approximately 28% of our single-family mortgage credit book of business as of December 31, 2007 and June 30, 2008. As a result of the merger, we will experience an increase in our concentration of mortgage servicers.

Many of our mortgage servicers are experiencing weak financial conditions and performance. Due to the challenging market conditions, several of these servicers have experienced ratings downgrades and liquidity constraints, including IndyMac, Federal Bank F.S.B., formerly IndyMac Bank, F.S.B,, which was closed by the Office of Thrift Supervision in July 2008, with the Federal Deposit Insurance Corporation named as conservator. The financial difficulties that a number of our mortgage servicers are currently experiencing, coupled with growth in the number of delinquent loans on their books of business, may negatively affect the ability of these counterparties to meet their obligations to us, including their ability to service mortgage loans adequately and their ability to meet their obligations to repurchase delinquent mortgages due to a breach of the representations and warranties they provided upon delivery of the mortgages to us. We have taken steps to mitigate our risk with servicers with whom we have material counterparty exposure. Our risk management strategies have included collateral posting by servicers, guaranty of obligations by a higher-rated entity, reduction or elimination of exposures, reduction or elimination of certain business activities, transfer of exposures to third parties and suspension or termination of the servicing relationship.

Mortgage Insurers

We had total mortgage insurance coverage of $116.0 billion on the single-family mortgage loans in our guaranty book of business as of June 30, 2008, of which $106.1 billion represented primary mortgage insurance and $9.9 billion was pool mortgage insurance. We had total mortgage insurance coverage of $104.1 billion on the single-family mortgage loans in our guaranty book of business as of December 31, 2007, of which $93.7 billion represented primary mortgage insurance and $10.4 billion was pool mortgage insurance.

Eight mortgage insurance companies provided over 99% of our mortgage insurance as of both June 30, 2008 and December 31, 2007. We received proceeds of $830 million and $547 million for the six months ended June 30, 2008 and 2007, respectively, from our primary and pool mortgage insurance policies on our single-family loans for those respective periods. We had outstanding receivables from mortgage insurers of $625 million and $293 million as of June 30, 2008 and December 31, 2007, respectively, related to amounts claimed on foreclosed properties.

Table 41 presents our maximum potential loss recovery for the primary and pool mortgage insurance coverage on single-family loans in our guaranty book of business by mortgage insurer for our top eight mortgage insurer counterparties as of June 30, 2008, as well as the insurer financial strength ratings of each of these counterparties as of August 1, 2008.

Table 41:  Mortgage Insurance Coverage

				As of June 30, 2008
	As of August 1, 2008			Maximum Coverage(2)
	Insurer Financial Strength Ratings			(Dollars in millions)
Counterparty:(1)	Moody’s	S&P	Fitch	Primary	Pool	Total

Mortgage Guaranty Insurance Corporation	A1	A	A+	$25,057	$2,629	$27,686
Genworth Mortgage Insurance Corporation	Aa3	AA	AA	17,387	439	17,826
PMI Mortgage Insurance Co.	A3	A+	A+	14,373	2,515	16,888
United Guaranty Residential Insurance Company	Aa3	AA+	AA+	16,140	295	16,435
Radian Guaranty, Inc.	A2	A	N/R	15,062	919	15,981
Republic Mortgage Insurance Company	A1	AA-	AA-	11,676	1,706	13,382
Triad Guaranty Insurance Corporation	B1	N/R	BB	4,379	1,433	5,812
CMG Mortgage Insurance Company(3)	N/R	AA-	AA	1,948	—	1,948

(1)	Insurance coverage amounts provided for each counterparty may include coverage provided by consolidated subsidiaries of the counterparty.

(2)	Maximum coverage refers to the aggregate dollar amount of insurance coverage (i.e., “risk in force”) on single-family loans in our guaranty book of business and represents our maximum potential loss recovery under the applicable mortgage insurance policies.

(3)	CMG Mortgage Insurance Company is a joint venture owned by PMI Mortgage Insurance Co. and CUNA Mutual Investment Corporation.

Recent increases in mortgage insurance claims due to higher credit losses in recent periods have adversely affected the financial results and condition of many mortgage insurers. In various actions since December 31, 2007, Standard & Poor’s, Fitch and Moody’s downgraded the insurer financial strength ratings of seven of our top eight primary mortgage insurer counterparties. As of June 30, 2008, these seven mortgage insurers provided $114.0 billion, or 98%, of our total mortgage insurance coverage on single-family loans in our guaranty book of business.

In addition, as a result of the downgrades, five of our primary mortgage insurer counterparties’ current insurer financial strength ratings are below the “AA-” level that we require under our qualified mortgage insurer approval requirements to be considered qualified as a “Type 1” mortgage insurer. Except for Triad Guaranty Insurance Corporation, as of August 7, 2008, these counterparties remain qualified under our requirements to conduct business with us. In June 2008, Triad announced that it would cease issuing commitments for mortgage insurance, effective July 15, 2008 and would run-off its existing business. We immediately suspended Triad as one of our qualified mortgage insurers for loans not closed prior to July 15, 2008. As a result, we will likely experience a modest increase in our concentration risk with our remaining mortgage insurer counterparties.

Should we determine that we are no longer willing or able to conduct business with one or more of our primary mortgage insurer counterparties, it is likely we would further increase our concentration risk with the remaining mortgage insurers in the industry. In addition, we are required pursuant to our charter to obtain credit enhancement on conventional single-family mortgage loans that we purchase or securitize with LTV ratios over 80% at the time of purchase. Accordingly, if we are no longer willing or able to conduct business with some of our primary mortgage insurer counterparties and we do not find suitable alternative methods of obtaining credit enhancement for these loans, we may be restricted in our ability to purchase loans with LTV ratios over 80% at the time of purchase. Approximately 23% of our conventional single-family business volume for the first six months of 2008 consisted of loans with an LTV ratio higher than 80% at the time of purchase.

The current weakened financial condition of many of our mortgage insurer counterparties creates an increased risk that our mortgage insurer counterparties will fail to fulfill their obligations to reimburse us for claims under insurance policies. If we determine that it is probable that we will not collect all of our claims from one or more of these mortgage insurer counterparties, it could result in an increase in our loss reserves and the fair value of our guaranty obligations, which could adversely affect our earnings, liquidity, financial condition and capital position. In addition, if a mortgage insurer implements a run-off plan in which the insurer no longer enters into new business, the quality and speed of its claims processing could deteriorate. As of June 30, 2008, we have not included any provision for losses resulting from the inability of our mortgage insurers to fully pay claims.

We continue to manage and monitor our risk exposure to mortgage insurers, which includes frequent discussions with the insurers’ management, the rating agencies and insurance regulators, and in-depth financial reviews and stress analyses of the insurers’ portfolios and capital adequacy. We continue to evaluate these counterparties on a case-by-case basis to determine whether or under what conditions they will remain eligible to insure new mortgages sold to us. Factors that we are considering in our evaluations include the risk profile of the insurers’ existing portfolios, the insurers’ liquidity and capital adequacy to pay expected claims, the insurers’ plans to maintain capital levels we require within the insured entity, the insurers’ success in controlling capital outflows to their holding companies and affiliates as well as the current market environment and our alternative sources of credit enhancement. Based on the outcome of our evaluations, we may take a variety of actions, including imposing additional terms and conditions of approval, restricting the insurer from conducting certain types of business, suspension or termination of the insurer’s qualification status under our requirements, or cancelling a certificate of insurance or policy with that insurer and replacing the insurance coverage with another provider.

Financial Guarantors

As of June 30, 2008 and December 31, 2007, we were the beneficiary of financial guarantees of approximately $11.1 billion and $11.8 billion, respectively, on the securities held in our investment portfolio or on securities that have been resecuritized to include a Fannie Mae guaranty and sold to third parties. The securities covered by these guarantees consist primarily of private-label mortgage-related securities and municipal bonds.

Six of our nine financial guarantor counterparties have had their insurer financial strength ratings downgraded by one or more of the nationally recognized statistical rating organizations since December 31, 2007. A downgrade in the ratings of one of our financial guarantor counterparties could result in a reduction in the fair value of the securities they guarantee, which could adversely affect our earnings, financial condition and capital position. These rating downgrades also imply an increased risk that these financial guarantors will fail to fulfill their obligations to reimburse us for claims under their guaranty contracts. These rating downgrades have resulted in reduced liquidity and prices for our securities for which we have obtained financial guarantees; however, we have evaluated these guaranteed securities and we believe the underlying collateral of these securities will generate cash flows that are adequate to repay our investments on a high percentage of these securities. We continue to monitor the effect these rating actions may have on the value of the securities in our investment portfolio. Refer to “Consolidated Balance Sheet Analysis—Trading and Available-for-Sale Investment Securities—Investments in Private-Label Mortgage-Related Securities” for more information on our investments in private-label mortgage-related securities and municipal bonds.

Custodial Depository Institutions

A total of $40.0 billion and $32.5 billion in deposits for scheduled single-family MBS payments were received and held by 311 and 324 institutions in the months of June 2008 and December 2007, respectively. Of the total deposits, 97% and 95% were held by institutions rated as investment grade by Standard & Poor’s, Moody’s and Fitch as of June 30, 2008 and December 31, 2007, respectively.

Derivatives Counterparties

Table 42 presents our assessment of our credit loss exposure by counterparty credit rating on outstanding risk management derivative contracts as of June 30, 2008 and December 31, 2007. We present the outstanding notional amount of our derivative contracts as of June 30, 2008 and December 31, 2007 in “Notes to Condensed Consolidated Financial Statements—Note 9, Derivative Instruments and Hedging Activities.”

Table 42:  Credit Loss Exposure of Risk Management Derivative Instruments

	As of June 30, 2008
	Credit Rating(1)
	AAA	AA+/AA/AA-	A+/A/A-	BBB+	Subtotal	Other(2)	Total
	(Dollars in millions)

Credit loss exposure(3)	$—	$1,480	$1,132	$—	$2,612	$90	$2,702
Less: Collateral held(4)	—	1,098	1,132	—	2,230	—	2,230

Exposure net of collateral	$—	$382	$—	$—	$382	$90	$472

Additional information:
Notional amount	$275	$705,937	$415,212	$19,660	$1,141,084	$800	$1,141,884
Number of counterparties	1	16	3	1	21

	As of December 31, 2007
	Credit Rating(1)
	AAA	AA+/AA/AA-	A+/A/A-	BBB+	Subtotal	Other(2)	Total
	(Dollars in millions)

Credit loss exposure(3)	$4	$1,578	$1,004	$—	$2,586	$74	$2,660
Less: Collateral held(4)	—	1,130	988	—	2,118	—	2,118

Exposure net of collateral	$4	$448	$16	$—	$468	$74	$542

Additional information:
Notional amount	$1,050	$637,847	$246,860	$—	$885,757	$707	$886,464
Number of counterparties	1	17	3	—	21

(1)	We manage collateral requirements based on the lower credit rating, as issued by Standard & Poor’s and Moody’s, of the legal entity. The credit rating reflects the equivalent Standard & Poor’s rating for any ratings based on Moody’s scale.

(2)	Includes MBS options, defined benefit mortgage insurance contracts, guaranteed guarantor trust swaps and swap credit enhancements accounted for as derivatives.

(3)	Represents the exposure to credit loss on derivative instruments, which is estimated by calculating the cost, on a fair value basis, to replace all outstanding contracts in a gain position. Derivative gains and losses with the same counterparty are netted where a legal right of offset exists under an enforceable master netting agreement. This table excludes mortgage commitments accounted for as derivatives.

(4)	Represents the collateral held as of June 30, 2008 and December 31, 2007, adjusted for the collateral transferred subsequent to these dates, based on credit loss exposure limits on derivative instruments as of June 30, 2008 and December 31, 2007. The actual collateral settlement dates, which vary by counterparty, ranged from one to three business days following the June 30, 2008 and December 31, 2007 credit loss exposure valuation dates. The value of the collateral is reduced in accordance with counterparty agreements to help ensure recovery of any loss through the disposition of the collateral. We posted collateral of $2.1 and $1.2 billion related to our counterparties’ credit exposure to us as of June 30, 2008 and December 31, 2007, respectively.

Approximately 81% of our net derivatives exposure of $472 million as of June 30, 2008 was with eight interest-rate and foreign currency derivative counterparties rated AA- or better by Standard & Poor’s and Aa3 or better by Moody’s. The percentage of our net exposure with these counterparties ranged from approximately 5% to 16%, or approximately $25 million to $75 million, as of June 30, 2008. If a counterparty’s credit rating is downgraded below A-, we may cease from entering into arrangements with that counterparty, which would further increase the concentration of our business with our remaining counterparties. As of August 1, 2008, all of our interest rate and foreign currency derivative counterparties were rated A or better by Standard & Poor’s and A2 or better by Moody’s.

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

Derivatives Activity

The primary tool we use to manage the interest rate risk implicit in our mortgage assets is the variety of debt instruments we issue. We supplement our issuance of debt with derivative instruments, which are an integral part of our strategy in managing interest rate risk. Table 43 presents, by derivative instrument type, our risk management derivative activity for the six months ended June 30, 2008, along with the stated maturities of derivatives outstanding as of June 30, 2008.

Table 43:  Activity and Maturity Data for Risk Management Derivatives(1)

	Interest Rate Swaps				Interest Rate Swaptions
		Receive-		Foreign	Pay-	Receive-	Interest
	Pay-Fixed(2)	Fixed(3)	Basis(4)	Currency	Fixed	Fixed	Rate Caps	Other(5)	Total
	(Dollars in millions)

Notional balance as of December 31, 2007	$377,738	$285,885	$7,001	$2,559	$85,730	$124,651	$2,250	$650	$886,464
Additions	173,318	166,729	24,000	861	11,883	26,173	200	179	403,343
Terminations(6)	(25,028)	(43,433)	(5,375)	(1,272)	(5,701)	(65,334)	(1,700)	(80)	(147,923)

Notional balance as of June 30, 2008	$526,028	$409,181	$25,626	$2,148	$91,912	$85,490	$750	$749	$1,141,884

Future maturities of notional amounts:(7)
Less than 1 year	$38,776	$55,920	$4,500	$733	$9,425	$20,713	$—	$10	$130,077
1 year to 5 years	251,419	217,986	18,700	89	48,737	15,112	750	545	553,338
5 years to 10 years	205,702	121,015	1,050	479	29,250	35,515	—	194	393,205
Over 10 years	30,131	14,260	1,376	847	4,500	14,150	—	—	65,264

Total	$526,028	$409,181	$25,626	$2,148	$91,912	$85,490	$750	$749	$1,141,884

Weighted-average interest rate as of June 30, 2008:
Pay rate	4.73%	2.74%	2.57%	—	6.15%	—	—	—
Receive rate	2.80%	4.67%	2.76%	—	—	4.85%	—	—
Other	—	—	—	—	—	—	6.19%	—
Weighted-average interest rate as of December 31, 2007:
Pay rate	5.10%	5.04%	4.92%	—	6.25%	—	—	—
Receive rate	5.03%	5.08%	6.84%	—	—	4.84%	—	—
Other	—	—	—	—	—	—	4.35%	—

(1)	Excludes mortgage commitments accounted for as derivatives. Dollars represent notional amounts that indicate only the amount on which payments are being calculated and do not represent the amount at risk of loss.

(2)	Notional amounts include swaps callable by Fannie Mae of $3.3 billion and $8.2 billion as of June 30, 2008 and December 31, 2007, respectively.

(3)	Notional amounts include swaps callable by derivatives counterparties of $19.0 billion and $7.8 billion as of June 30, 2008 and December 31, 2007, respectively.

(4)	Notional amounts include swaps callable by derivatives counterparties of $1.6 billion and $6.6 billion as of June 30, 2008 and December 31, 2007, respectively.

(5)	Includes MBS options, swap credit enhancements and mortgage insurance contracts.

(6)	Includes matured, called, exercised, assigned and terminated amounts. Also includes changes due to foreign exchange rate movements.

(7)	Based on contractual maturities.

The outstanding notional balance of our risk management derivatives increased by $255.4 billion during the first six months of 2008, to $1.1 trillion as of June 30, 2008. This increase reflected both rebalancing activities we undertook, which included increasing our pay-fixed and receive-fixed interest rate swaps in response to the interest rate volatility during the period, and the hedging of incremental fixed-rate mortgage asset purchases.

Measuring Interest Rate Risk

Because no single measure can reflect all aspects of the interest rate risk inherent in our mortgage portfolio, we utilize various risk metrics that together provide a more complete assessment of interest rate risk. We present below two metrics that we use to measure our interest rate exposure: (i) fair value sensitivity to changes in interest rate levels and slope of yield curve and (ii) duration gap. We also provide additional information that may be useful in evaluating our interest rate risk and discuss the limitations of these various measures.

As discussed below, the changes in our risk measures during the period were primarily attributable to changes in spreads rather than changes in interest rates. Although there was significant volatility in interest rates during the first six months of 2008, with the 10-year swap rate falling to a low during the period of 3.94% in mid-March and then rising to a high of 4.98% in mid-June, the interest rates on maturities greater than two years as of June 30, 2008 were all within 10 basis points of the interest rates as of December 31, 2007.

Fair Value Sensitivity of Net Portfolio to Changes in Level and Slope of Yield Curve

We disclose on a monthly basis the estimated adverse impact on the fair value of our net portfolio that would result from a hypothetical 50 basis point shift in interest rates and from a hypothetical 25 basis point change in the slope of the yield curve. Our net portfolio consists of our existing investments in mortgage assets, investments in non-mortgage securities, our outstanding debt used to fund those assets and the derivatives used to supplement our debt instruments and manage interest rate risk. It also includes any priced asset, debt and derivatives commitments, our LIHTC partnership investment assets and preferred stock. It excludes our existing guaranty business. We calculate on a daily basis the estimated adverse impact on our net portfolio that would result from an instantaneous 50 basis point parallel shift in the level of interest rates and from an instantaneous 25 basis point change in the slope of the yield curve, calculated as described below. In measuring the estimated impact of changes in the level of interest rates, we assume a parallel shift in all maturities of the U.S. LIBOR interest rate swap curve. In measuring the estimated impact of changes in the slope of the yield curve, we assume a constant 7-year rate and a shift in the 1-year and 30-year rates of 16.7 basis points and 8.3 basis points, respectively. We believe the selected interest rate shocks for our monthly disclosures represent moderate movements in interest rates over a one-month period.

Prior to April 2008, we expressed the net portfolio sensitivity measures as a percentage of the latest available after-tax fair value of our net assets, adjusted for capital transactions. The fair value of our net assets, which fluctuates based on changes in market conditions as well as changes in our business activities, has declined significantly over the past year due to wider spreads. We believe that expressing these sensitivity measures based on dollars-at-risk, rather than as a percentage of the fair value of our net assets, provides more relevant information and better represents our overall level and low-exposure to adverse interest-rate movements given the substantial reduction in the fair value of our net assets that has occurred over the last year. The daily average adverse impact from a 50 basis point change in interest rates and a 25 basis point change in the slope of the yield curve was $(0.6) billion and $(0.0) billion, respectively, for June 2008, compared with $(0.9) billion and $(0.2) billion, respectively, for December 2007. The daily average adverse impact of these sensitivities for the first six months of 2008 was $(0.9) billion for a 50 basis point change in interest rates and $(0.1) billion for a 25 basis point change in the slope of the yield curve.

The sensitivity measures presented in Table 44 below, which we disclose on a quarterly basis, are an extension of our monthly sensitivity measures. There are three primary differences between our monthly sensitivity disclosure and the quarterly sensitivity disclosure presented below: (1) the quarterly disclosure is expanded to include the sensitivity results for larger rate level shocks of plus or minus 100 basis points; (2) the monthly disclosure reflects the estimated pre-tax impact on the fair value of our net portfolio calculated based on a daily average, while the quarterly disclosure reflects the estimated pre-tax impact calculated based on the estimated financial position of our net portfolio and the market environment as of the last business day of the quarter based on values used for financial reporting; and (3) the monthly disclosure shows the most adverse pre-tax impact on the fair value of our net portfolio from the hypothetical interest rate shocks, while the quarterly disclosure includes the estimated pre-tax impact of both up and down rate interest rate shocks.

Table 44:  Fair Value Sensitivity of Net Portfolio to Changes in Level and Slope of Yield Curve(1)

	June 30,	December 31,
	2008	2007(2)
	(Dollars in billions)

Rate level shock:
−100 basis points	$(0.1)	$(2.5)
−50 basis points	0.3	(0.7)
+50 basis points	(0.5)	0.0
+100 basis points	(1.0)	(0.3)
Rate slope shock:
−25 basis points	0.1	(0.3)
+25 basis points	0.1	0.3

(1)	Computed based on changes in 10-year swap interest rates.

(2)	Amounts have been revised from the previously reported sensitivities as of December 31, 2007 to include the sensitivities of our LIHTC partnership investment assets and preferred stock.

The 10-year swap rate was 4.67% as of June 30, 2008, the same as the rate as of December 31, 2007. However, the yield on the 30-year par coupon mortgage increased by 33 basis points to 5.84% as of June 30, 2008, from 5.51% as of the end of 2007. This increase reduced expected mortgage prepayments, which resulted in an increase in the duration of our mortgage assets. Changes in our sensitivity measures were also driven by wider spreads on less liquid assets, and in particular by sharply wider spreads on some of the least liquid assets, such as Alt-A securities, which extended the calculated durations of these assets. Because of these two factors, we have experienced an increase in exposure to higher interest rates since the end of 2007, as reflected in the sensitivity measures presented in Table 44.

Duration Gap

Duration measures the price sensitivity of our assets and liabilities to changes in interest rates by quantifying the difference between the estimated durations of our assets and liabilities. Duration gap summarizes the extent to which estimated cash flows for assets and liabilities are matched, on average, over time and across interest rate scenarios. A positive duration gap signals a greater exposure to rising interest rates because it indicates that the duration of our assets exceeds the duration of our liabilities. The table below presents our monthly effective duration gap for December 2007 and for each of the first six months of 2008.

Effective
Month	Duration Gap

December 2007	2
January 2008	1
February 2008	2
March 2008	3
April 2008	2
May 2008	1
June 2008	2

When interest rates are volatile, we often need to lengthen or shorten the average duration of our liabilities to keep them closely matched with our mortgage durations, which change as expected mortgage prepayments change. A large movement in interest rates or increased interest rate volatility could cause our duration gap to extend outside of the range we have experienced recently. The increase in our duration gap in March 2008 was largely due to a significant widening of spreads on our mortgage assets, above historic levels, during the month. Wider spreads, which are indicative of lower liquidity, increase the discount rate and generally increase the duration of mortgage assets. However, fluctuations in spreads generally do not affect the timing of expected cash flows from our mortgage assets or their average lives.

Other Market Risk Information

The above interest rate risk measures exclude the impact of changes in the fair value of our net guaranty assets resulting from changes in interest rates. We exclude our guaranty business from these sensitivity measures because we expect that the guaranty fee income generated from future business activity will largely replace guaranty fee income lost due to mortgage prepayments that result from changes in interest rates. Table 45 below presents separately the potential impact on the fair value of our trading assets, net guaranty assets and other financial instruments from a hypothetical instantaneous 50 basis points decrease in the level of interest rates and from a 100 basis points increase in the level of interest rates as of June 30, 2008 and December 31, 2007. This table excludes some instruments that we believe have interest rate risk such as LIHTC partnership assets and preferred stock; however, the interest rate risk represented by these instruments is included in both the duration and fair value sensitivities presented above. We also assume a parallel shift in all maturities along the interest rate swap curve in calculating these sensitivities. We believe these interest rate changes reflect reasonably possible near-term outcomes within a 12-month period.

Table 45:  Interest Rate Sensitivity of Financial Instruments

	As of June 30, 2008
		Pre-Tax Effect on Estimated Fair Value
	Estimated	Change in Rates
	Fair Value	−50	+100
	(Dollars in millions)

Trading financial instruments	$99,562	$1,223	$(2,684)
Guaranty assets and guaranty obligations, net(1)	(48,357)	1,312	454
Other financial instruments(2)	(94,318)	(455)	634

	As of December 31, 2007
		Pre-Tax Effect on
		Estimated Fair Value
	Estimated	Change in Rates
	Fair Value	−50	+100
	(Dollars in millions)

Trading financial instruments	$63,956	$829	$(1,796)
Guaranty assets and guaranty obligations, net(1)	(7,055)	(1,290)	(1,135)
Other financial instruments, net(2)	(54,084)	(1,216)	1,065

(1)	Consists of the net of “Guaranty assets” and Guaranty obligations” reported in our condensed consolidated balance sheets. In addition, includes certain amounts that have been reclassified from “Mortgage loans” reported in our condensed consolidated balance sheets to reflect how the risk of the interest rate and credit risk components of these loans is managed by our business segments.

(2)	Consists of the net of all other financial instruments reported in “Notes to Condensed Consolidated Financial Statements—Note 17, Fair Value of Financial Instruments.”

The interest rate sensitivity of our trading financial instruments increased, due in part to the reclassification of $18.1 billion of mortgage assets as trading in conjunction with our adoption of SFAS 159 as of January 1, 2008. Both our guaranty assets and our guaranty obligations generally increase in fair value when interest rates increase and decrease in fair value when interest rates decline. Changes in the sensitivity of the guaranty asset and obligation over this period were largely driven by the significant reduction in the fair value of our net guaranty assets and guaranty obligations. In addition, the change in sensitivities since December 31, 2007 reflect the impact of updates to our underlying models.

Limitations of Market Risk Measures

There are inherent limitations in any methodology used to estimate the exposure to changes in market interest rates. Our sensitivity analyses contemplate only certain movements in interest rates and are performed at a particular point in time based on the estimated fair value of our existing portfolio. These sensitivity analyses do not incorporate other factors that may have a significant effect, most notably the value from expected future business activities and strategic actions that management may take to manage interest rate risk. In addition, when market conditions change rapidly and dramatically, as they have since July 2007, the assumptions that we use in our models for our sensitivity analyses may not keep pace with changing conditions. As such, these analyses are not intended to provide precise forecasts of the effect a change in market interest rates would have on the estimated fair value of our net assets.

IMPACT OF FUTURE ADOPTION OF ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements or changes in existing accounting pronouncements may have a significant effect on our results of operations, our financial condition, our capital position or our business operations. We identify and discuss the expected impact on our consolidated financial statements of recently issued or proposed accounting pronouncements in “Notes to Condensed Consolidated Financial Statements—Note 1, Summary of Significant Accounting Policies.”

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, which are statements about matters that are not historical facts. In addition, our senior management may from time to time make forward-looking statements orally to analysts, investors, the news media and others. Forward-looking statements often include words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “forecast,” “project,” “would,” “should,” “could,” “may,” or similar words.

Among the forward-looking statements in this report are statements relating to:

•	Our belief that our guaranty fee income will grow in 2008 compared with 2007 due to increases in our guaranty business volumes and prices in 2008 compared with 2007.

•	Our expectation that the guaranty fee income generated from future business activity will largely replace guaranty fee income lost due to mortgage prepayments that result from changes in interest rates.

•	Our estimate of home price declines in 2008 and peak-to-trough home price declines.

•	Our expectation that our credit-related expenses will peak during 2008.

•	Our expectation that the majority of the credit-related expenses that we will realize from our 2006 and 2007 vintages will be recognized by the end of 2008 through a combination of charge-offs, foreclosed property expense and increases to our combined loss reserves.

•	Our expectation that the total amount of our credit-related expenses will be significant in 2009.

•	Our expectation that a significant portion of the anticipated charge-offs from the 2006 and 2007 vintages will be provided for in our combined loss reserves by the end of 2008.

•	Our forecast for our credit loss ratio for 2008, and our expectation that our credit loss ratio will increase further in 2009 compared with 2008.

•	Our belief that our new risk assessment model will significantly improve the credit profile of our single-family acquisitions.

•	Our expectation that HomeSaver Advance will continue to reduce the number of delinquent loans that we otherwise would have purchased from our MBS trusts for the remainder of 2008.

•	Our expectation that our SOP 03-3 fair value losses for 2008 will be higher than the losses recorded for 2007.

•	Our belief that we have priced jumbo-conforming loans to compensate us for the related risk.

•	Our expectation that our efforts to pursue recoveries from lenders are likely to increase our recoveries in 2008 and 2009.

•	Our expectation that our Alt-A acquisitions will be significantly limited in future periods.

•	Our expectation that our serious delinquency rate will continue to increase during 2008 and 2009.

•	Our expectation that the level of foreclosures will increase further in 2008 compared with both 2007 and the first six months of 2008.

•	Our expectation that we will recover some of the amounts for which we have recognized other-than-temporary impairment.

•	Our belief that the short-term debt markets provide superior pricing and liquidity than the long-term debt markets.

•	Our belief that it is more likely than not that our results of future operations will generate sufficient taxable income to allow us to realize our deferred tax assets.

•	Our current expectation that we will remain above our regulatory capital requirement for the remainder of 2008.

•	Our expectation that we will need to make further increases to our combined loss reserves in the second half of 2008 to incorporate our experience in July.

•	Our expectation for periodic fluctuations in the estimated fair value of our net assets due to our business activities, as well as due to changes in market conditions, including changes in interest rates, changes in relative spreads between our mortgage assets and debt, and changes in implied volatility.

•	Our belief that, for our interest rate risk management derivatives, our hedging strategy will reduce the level of volatility in our earnings, attributable to changes in interest rates.

•	Our belief that our contingency plan provides for alternative sources of liquidity that would allow us to meet all of our cash obligations for 90 days without relying upon the issuance of unsecured debt.

•	Our belief that the change in the composition of our new business reflects an improvement in the overall credit quality of our new business.

•	Our belief that the underlying collateral of securities for which we have obtained financial guarantees will generate cash flows that are adequate to repay our investments on a high percentage of those securities.

Forward-looking statements reflect our management’s expectations or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this report, including, but not limited to, recent disruptions in the housing, credit and stock markets, the level and volatility of interest rates and credit spreads, our hedging strategies and hedge effectiveness, the adequacy of credit reserves, pending or future legislation, accounting pronouncements, regulatory action or litigation, the accuracy of subjective estimates used in critical accounting policies and those factors described in this report and in “Part I—Item 1A—Risk Factors” of our 2007 Form 10-K.

Readers are cautioned to place forward-looking statements in this report or that we make from time to time into proper context by carefully considering the factors discussed in this report and in “Part I—Item 1A—Risk Factors” of our 2007 Form 10-K. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise, except as required under the federal securities laws.

Item 1.	Financial Statements

FANNIE MAE

Condensed Consolidated Balance Sheets
(Dollars in millions, except share amounts)
(Unaudited)

	As of
	June 30,	December 31,
	2008	2007

ASSETS
Cash and cash equivalents	$13,493	$3,941
Restricted cash	188	561
Federal funds sold and securities purchased under agreements to resell	35,694	49,041
Investments in securities:
Trading, at fair value (includes Fannie Mae MBS of $53,853 and $40,458 as of June 30, 2008 and December 31, 2007, respectively)	99,562	63,956
Available-for-sale, at fair value (includes Fannie Mae MBS of $137,929 and $138,943 as of June 30, 2008 and December 31, 2007, respectively)	245,226	293,557

Total investments in securities	344,788	357,513

Mortgage loans:
Loans held for sale, at lower of cost or market	6,931	7,008
Loans held for investment, at amortized cost	412,776	397,214
Allowance for loan losses	(1,476)	(698)

Total loans held for investment, net of allowance	411,300	396,516

Total mortgage loans	418,231	403,524
Advances to lenders	9,459	12,377
Accrued interest receivable	3,651	3,812
Acquired property, net	5,995	3,602
Derivative assets at fair value	1,013	885
Guaranty assets	10,258	9,666
Deferred tax assets	20,604	12,967
Partnership investments	10,113	11,000
Other assets	12,431	10,500

Total assets	$885,918	$879,389

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued interest payable	$6,309	$7,512
Federal funds purchased and securities sold under agreements to repurchase	443	869
Short-term debt (includes debt at fair value of $4,501 as of June 30, 2008)	240,223	234,160
Long-term debt (includes debt at fair value of $22,528 as of June 30, 2008)	559,279	562,139
Derivative liabilities at fair value	1,712	2,217
Reserve for guaranty losses (includes $613 and $211 as of June 30, 2008 and December 31, 2007, respectively, related to Fannie Mae MBS included in Investments in securities)	7,450	2,693
Guaranty obligations (includes $731 and $661 as of June 30, 2008 and December 31, 2007, respectively, related to Fannie Mae MBS included in Investments in securities)	16,441	15,393
Partnership liabilities	3,507	3,824
Other liabilities	9,164	6,464

Total liabilities	844,528	835,271

Minority interests in consolidated subsidiaries	164	107
Commitments and contingencies (Note 18)	—	—
Stockholders’ Equity:
Preferred stock, 700,000,000 shares authorized—607,125,000 and 466,375,000 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	21,725	16,913
Common stock, no par value, no maximum authorization—1,223,390,420 and 1,129,090,420 shares issued as of June 30, 2008 and December 31, 2007, respectively; 1,069,815,676 shares and 974,104,578 shares outstanding as of June 30, 2008 and December 31, 2007, respectively	642	593
Additional paid-in capital	3,994	1,831
Retained earnings	27,898	33,548
Accumulated other comprehensive loss	(5,738)	(1,362)
Treasury stock, at cost, 153,574,744 shares and 154,985,842 shares as of June 30, 2008 and December 31, 2007, respectively	(7,295)	(7,512)

Total stockholders’ equity	41,226	44,011

Total liabilities and stockholders’ equity	$885,918	$879,389

See Notes to Condensed Consolidated Financial Statements.

FANNIE MAE

Condensed Consolidated Statements of Operations
(Dollars and shares in millions, except per share amounts)
(Unaudited)

			For the
	For the		Six Months
	Three Months Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

Interest income:
Trading securities	$1,376	$387	$3,113	$578
Available-for-sale securities	3,087	5,001	6,172	10,213
Mortgage loans	5,769	5,625	11,431	11,010
Other	232	253	690	471

Total interest income	10,464	11,266	21,406	22,272

Interest expense:
Short-term debt	1,687	2,194	4,248	4,410
Long-term debt	6,720	7,879	13,411	15,475

Total interest expense	8,407	10,073	17,659	19,885

Net interest income	2,057	1,193	3,747	2,387

Guaranty fee income (includes imputed interest of $319 and $304 for the three months ended June 30, 2008 and 2007, respectively and $554 and $583 for the six months ended June 30, 2008 and 2007, respectively)	1,608	1,120	3,360	2,218
Losses on certain guaranty contracts	—	(461)	—	(744)
Trust management income	75	150	182	314
Investment gains (losses), net	(883)	(93)	(994)	202
Fair value gains (losses), net	517	1,424	(3,860)	858
Debt extinguishment gains (losses), net	(36)	48	(181)	41
Losses from partnership investments	(195)	(215)	(336)	(380)
Fee and other income	225	257	452	534

Non-interest income (loss)	1,311	2,230	(1,377)	3,043

Administrative expenses:
Salaries and employee benefits	304	349	590	705
Professional services	114	216	250	462
Occupancy expenses	55	57	109	116
Other administrative expenses	39	38	75	75

Total administrative expenses	512	660	1,024	1,358
Minority interest in earnings of consolidated subsidiaries	3	—	3	1
Provision for credit losses	5,085	434	8,158	683
Foreclosed property expense	264	84	434	156
Other expenses	247	108	607	204

Total expenses	6,111	1,286	10,226	2,402

Income (loss) before federal income taxes and extraordinary losses	(2,743)	2,137	(7,856)	3,028
Provision (benefit) for federal income taxes	(476)	187	(3,404)	114

Income (loss) before extraordinary losses	(2,267)	1,950	(4,452)	2,914
Extraordinary losses, net of tax effect	(33)	(3)	(34)	(6)

Net income (loss)	$(2,300)	$1,947	$(4,486)	$2,908

Preferred stock dividends and issuance costs at redemption	(303)	(118)	(625)	(253)

Net income (loss) available to common stockholders	$(2,603)	$1,829	$(5,111)	$2,655

Basic earnings (loss) per share:
Earnings (loss) before extraordinary losses	$(2.51)	$1.88	$(5.08)	$2.74
Extraordinary losses, net of tax effect	(0.03)	—	(0.03)	(0.01)

Basic earnings (loss) per share	$(2.54)	$1.88	$(5.11)	$2.73

Diluted earnings (loss) per share:
Earnings (loss) before extraordinary losses	$(2.51)	$1.86	$(5.08)	$2.73
Extraordinary losses, net of tax effect	(0.03)	—	(0.03)	(0.01)

Diluted earnings (loss) per share	$(2.54)	$1.86	$(5.11)	$2.72

Cash dividends per common share	$0.35	$0.50	$0.70	$0.90
Weighted-average common shares outstanding:
Basic	1,025	973	1,000	973
Diluted	1,025	1,001	1,000	1,001

See Notes to Condensed Consolidated Financial Statements.

FANNIE MAE

Condensed Consolidated Statements of Cash Flows
(Dollars in millions)
(Unaudited)

	For the
	Six Months
	Ended
	June 30,
	2008	2007

Cash flows provided by (used in) operating activities:
Net income (loss)	$(4,486)	$2,908
Amortization of debt cost basis adjustments	4,609	4,763
Provision for credit losses	8,158	683
Derivatives fair value adjustments	399	(1,587)
Purchases of loans held for sale	(27,426)	(15,157)
Proceeds from repayments of loans held for sale	288	307
Net change in trading securities	50,952	3,193
Other, net	(2,561)	1,810

Net cash provided by (used in) operating activities	29,933	(3,080)
Cash flows (used in) provided by investing activities:
Purchases of trading securities held for investment	(833)	—
Proceeds from maturities of trading securities held for investment	5,069	—
Proceeds from sales of trading securities held for investment	2,481	—
Purchases of available-for-sale securities	(79,331)	(86,254)
Proceeds from maturities of available-for-sale securities	17,689	81,292
Proceeds from sales of available-for-sale securities	76,937	34,085
Purchases of loans held for investment	(37,645)	(30,779)
Proceeds from repayments of loans held for investment	30,997	30,901
Advances to lenders	(51,573)	(24,337)
Net proceeds from disposition of acquired property	(1,397)	801
Net change in federal funds sold and securities purchased under agreements to resell	13,315	(3,781)
Other, net	222	(433)

Net cash (used in) provided by investing activities	(24,069)	1,495
Cash flows provided by financing activities:
Proceeds from issuance of short-term debt	1,009,691	865,950
Payments to redeem short-term debt	(1,007,819)	(874,401)
Proceeds from issuance of long-term debt	168,545	112,296
Payments to redeem long-term debt	(172,191)	(97,327)
Proceeds from issuance of common and preferred stock	7,211	—
Net change in federal funds purchased and securities sold under agreements to repurchase	(442)	(102)
Other, net	(1,307)	(2,222)

Net cash provided by financing activities	3,688	4,194
Net increase in cash and cash equivalents	9,552	2,609
Cash and cash equivalents at beginning of period	3,941	3,239

Cash and cash equivalents at end of period	$13,493	$5,848

Cash paid during the period for:
Interest	$19,371	$19,336
Income taxes	845	1,888
Non-cash activities:
Securitization-related transfers from mortgage loans held for sale to investments in securities	$23,551	$12,391
Net transfers of loans held for sale to loans held for investment	4,441	967
Net deconsolidation transfers from mortgage loans held for sale to investments in securities	(671)	139
Transfers from advances to lenders to investments in securities (including transfers to trading securities of $28,877 and $20,364 for the six months ended June 30, 2008 and 2007, respectively)	52,114	20,379
Net consolidation-related transfers from investments in securities to mortgage loans held for investment	5,628	5,018
Transfers to trading securities from the effect of adopting SFAS 159	56,217	—

See Notes to Condensed Consolidated Financial Statements.

FANNIE MAE

Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Dollars and shares in millions, except per share amounts)
(Unaudited)

							Accumulated
					Additional		Other		Total
	Shares Outstanding		Preferred	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Preferred	Common	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Equity

Balance as of December 31, 2006	132	972	$9,108	$593	$1,942	$37,955	$(445)	$(7,647)	$41,506
Cumulative effect from the adoption of FIN 48, net of tax	—	—	—	—	—	4	—	—	4

Balance as of January 1, 2007, adjusted	132	972	9,108	593	1,942	37,959	(445)	(7,647)	41,510
Comprehensive income:
Net income	—	—	—	—	—	2,908	—	—	2,908
Other comprehensive income, net of tax effect:
Unrealized losses on available-for-sale securities (net of tax of $1,283)	—	—	—	—	—	—	(2,382)	—	(2,382)
Reclassification adjustment for gains included in net income (net of tax of $147)	—	—	—	—	—	—	(273)	—	(273)
Unrealized gains on guaranty assets and guaranty fee buy-ups (net of tax of $43)	—	—	—	—	—	—	79	—	79
Net cash flow hedging losses (net of tax of $1)	—	—	—	—	—	—	(2)	—	(2)
Prior service cost and actuarial gains, net of amortization for defined benefit plans (net of tax of $1)	—	—	—	—	—	—	2	—	2

Total comprehensive income									332
Common stock dividends ($0.90 per share)	—	—	—	—	—	(880)	—	—	(880)
Preferred stock dividends	—	—	—	—	—	(243)	—	—	(243)
Preferred stock redeemed	(22)	—	(1,100)	—	—	—	—	—	(1,100)
Treasury stock issued for stock options and benefit plans	—	1	—	—	(79)	—	—	130	51

Balance as of June 30, 2007	110	973	$8,008	$593	$1,863	$39,744	$(3,021)	$(7,517)	$39,670

Balance as of December 31, 2007	466	974	$16,913	$593	$1,831	$33,548	$(1,362)	$(7,512)	$44,011
Cumulative effect from the adoption of SFAS 157 and SFAS 159, net of tax	—	—	—	—	—	148	(93)	—	55

Balance as of January 1, 2008, adjusted	466	974	16,913	593	1,831	33,696	(1,455)	(7,512)	44,066
Comprehensive loss:
Net loss	—	—	—	—	—	(4,486)	—	—	(4,486)
Other comprehensive loss, net of tax effect:
Unrealized losses on available-for-sale securities (net of tax of $2,299)	—	—	—	—	—	—	(4,270)	—	(4,270)
Reclassification adjustment for gains included in net loss (net of tax of $11)	—	—	—	—	—	—	(21)	—	(21)
Unrealized gains on guaranty assets and guaranty fee buy-ups (net of tax of $4)	—	—	—	—	—	—	7	—	7
Net cash flow hedging gains (net of tax of $1)	—	—	—	—	—	—	1	—	1

Total comprehensive loss									(8,769)
Common stock dividends ($0.70 per share)	—	—	—	—	—	(687)	—	—	(687)
Common stock issued	—	94	—	49	2,477	—	—	—	2,526
Preferred stock dividends	—	—	—	—	—	(625)	—	—	(625)
Preferred stock issued	141	—	4,812	—	(127)	—	—	—	4,685
Treasury stock issued for stock options and benefit plans	—	2	—	—	(187)	—	—	217	30

Balance as of June 30, 2008	607	1,070	$21,725	$642	$3,994	$27,898	$(5,738)	$(7,295)	$41,226

See Notes to Condensed Consolidated Financial Statements.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Summary of Significant Accounting Policies

We are a stockholder-owned corporation organized and existing under the Federal National Mortgage Association Charter Act, which we refer to as the “Charter Act” or our “charter” (the Federal National Mortgage Association Charter Act, 12 U.S.C. § 1716 et seq.). The U.S. government does not guarantee, directly or indirectly, our securities or other obligations. We are a government-sponsored enterprise, and we are subject to government oversight and regulation. Our regulators include the Department of Housing and Urban Development, the United States Securities and Exchange Commission (“SEC”) and the Department of Treasury. In addition, through July 29, 2008, we were regulated by the Office of Federal Housing Enterprise Oversight (“OFHEO”), which was replaced on July 30, 2008 with the Federal Housing Finance Agency (“FHFA”) upon the enactment of The Federal Housing Finance Regulatory Reform Act of 2008.

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the SEC’s instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Results for the three and six months ended June 30, 2008 may not necessarily be indicative of the results for the year ending December 31,

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

2008. The unaudited interim condensed consolidated financial statements as of June 30, 2008 and our condensed consolidated financial statements as of December 31, 2007 should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 27, 2008.

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

Cash and Cash Equivalents and Statements of Cash Flows

Short-term highly liquid instruments with a maturity at date of acquisition of three months or less that are readily convertible to known amounts of cash are considered cash and cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value. Additionally, we may pledge cash equivalent securities as collateral as discussed below. We record items that are specifically purchased for our liquid investment portfolio as “Investments in securities” in our condensed consolidated balance sheets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 95, Statement of Cash Flows (“SFAS 95”).

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), amended SFAS 95 to classify cash flows of trading securities based on their nature and purpose. Prior to the adoption of SFAS 159, we classified cash flows of all trading securities as operating activities. Subsequent to the adoption of SFAS 159, we classify cash flows from trading securities that we intend to hold for investment as investing activities and cash flows from trading securities that we do not intend to hold for investment or that are part of our liquid investment portfolio as operating activities. The creation of Fannie Mae MBS through either securitization of loans held-for-sale or advances to lenders is reflected as a non-cash activity in our condensed consolidated statements of cash flows in the line items, “Securitization-related transfers from mortgage loans held for sale to investments in securities” or “Transfers from advances to lenders to investments in securities,” respectively. Cash inflows associated with a sale contemporaneous with a created Fannie Mae MBS are reflected in the operating activities section of our condensed consolidated statement of cash flows in the line item “Net change in trading securities.”

The condensed consolidated statements of cash flows are prepared in accordance with SFAS 95. In the presentation of the condensed consolidated statements of cash flows, cash flows from derivatives that do not contain financing elements, mortgage loans held for sale, and guaranty fees, including buy-up and buy-down payments, are included as operating activities. Cash flows from federal funds sold and securities purchased under agreements to resell are presented as investing activities, while cash flows from federal funds purchased and securities sold under agreements to repurchase are presented as financing activities. Cash flows related to dollar roll repurchase transactions that do not meet the requirements of SFAS No. 140, Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125) (“SFAS 140”), to be classified as secured borrowings are recorded as purchases and sales of securities in investing activities, whereas cash flows related to dollar roll repurchase transactions qualifying as secured borrowings pursuant to SFAS 140 are considered proceeds and repayments of short-term debt in financing activities.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Guaranty Accounting

As guarantor of our Fannie Mae MBS issuances, we recognize at inception a non-contingent liability for the fair value of our obligation to stand ready to perform over the term of the guaranty as a component of “Guaranty obligations” in our condensed consolidated balance sheets. Prior to January 1, 2008, we measured the fair value of the guaranty obligations that we recorded when we issued Fannie Mae MBS based on market information obtained from spot transaction prices. In the absence of spot transaction data, which continues to be the case for the substantial majority of our guarantees, we used internal models to estimate the fair value of our guaranty obligations. We reviewed the reasonableness of the results of our models by comparing those results with available market information. Key inputs and assumptions used in our models included the amount of compensation required to cover estimated default costs, including estimated unrecoverable principal and interest that we expected to incur over the life of the underlying mortgage loans backing our Fannie Mae MBS, estimated foreclosure-related costs, estimated administrative and other costs related to our guaranty, and an estimated market risk premium, or profit, that a market participant of similar credit standing would require to assume the obligation. If our modeled estimate of the fair value of the guaranty obligation was more or less than the fair value of the total compensation received, we recognized a loss or recorded deferred profit, respectively, at inception of the guaranty contract.

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

Pledged Non-Cash Collateral

As of June 30, 2008, we pledged a total of $736 million of available-for-sale (“AFS”) securities, which the counterparties had the right to sell or repledge. As of December 31, 2007, we pledged a total of $538 million, comprised of $531 million of AFS securities, $5 million of trading securities, and $2 million of loans held for investment, which the counterparties had the right to sell or repledge.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Hedge Accounting

In April 2008, we implemented fair value hedge accounting with respect to a portion of our derivatives to hedge, for accounting purposes, changes in the fair value of some of our mortgage assets attributable to changes in interest rates. Specifically, we designate certain of our interest rate swaps as hedges of the change in fair value attributable to the change in the London Interbank Offered Rate (“LIBOR”) for certain multifamily loans classified as held-for-investment and commercial mortgage-backed securities classified as available-for-sale.

We formally document at the inception of each hedging relationship the hedging instrument, the hedged item, the risk management objective and strategy for undertaking each hedging relationship, and the method used to assess hedge effectiveness. We use regression analysis to assess whether the derivative instrument has been and is expected to be highly effective in offsetting changes in fair value of the hedged item attributable to the change in the LIBOR.

When hedging relationships are highly effective, we record changes in the fair value of the hedged item attributable to changes in the benchmark interest rate as an adjustment to the carrying amount of the hedged item and include a corresponding amount in current period earnings. For commercial mortgage-backed securities classified as available-for-sale, we record all other changes in fair value as part of accumulated other comprehensive income (loss) (“AOCI”) and not in earnings. If a hedging relationship is not highly effective, we do not record an adjustment to earnings. We amortize adjustments to the carrying amount of hedged items that result from hedge accounting in the same manner as other components of the carrying amount of that asset through net interest income.

We discontinue hedge accounting prospectively when (1) the hedging derivative is no longer effective in offsetting changes in fair value of the hedged item attributable to the hedged risk, (2) the derivative or the hedged item is terminated or sold, or (3) we voluntarily elect to remove the hedge accounting designation because we do not believe that the designation of the hedging relationship is appropriate.

Fair Value Gains (Losses), Net

Fair value gains (losses), net consists of fair value gains and losses on derivatives, trading securities, debt carried at fair value and foreign currency debt and adjustments to the carrying amount of hedged mortgage assets. Prior to January 1, 2008, these amounts were included within different captions of our condensed consolidated statements of operations and, as such, prior period amounts were reclassified to conform to the current period presentation.

The table below displays the composition, including the reclassification of prior period amounts, of “Fair value gains (losses), net” for the three and six months ended June 30, 2008 and 2007.

			For the
	For the		Six Months
	Three Months Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in millions)

Derivatives fair value gains (losses), net	$2,293	$1,916	$(710)	$1,353
Trading securities losses, net	(965)	(501)	(2,192)	(440)
Hedged mortgage assets losses, net(1)	(803)	—	(803)	—
Debt foreign exchange gains (losses) net	(12)	9	(169)	(55)
Debt fair value gains, net	4	—	14	—

Fair value gains (losses), net	$517	$1,424	$(3,860)	$858

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(1)	Represents fair value losses, net on mortgage assets designated for hedge accounting that are attributable to changes in interest rates and will be accreted through interest income over the life of the hedged assets.

Reclassifications

In addition to the reclassification of prior period amounts to “Fair value gains (losses), net,” prior period amounts previously recorded as a component of “Fee and other income” in our condensed consolidated statements of operations related to our master servicing assets and liabilities have been reclassified as “Other expenses” to conform to the current period presentation.

Pursuant to our adoption of FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP FIN 39”), to offset derivative positions with the same counterparty under a master netting arrangement, we reclassified amounts in our condensed consolidated balance sheet as of December 31, 2007 related to cash collateral receivables and payables. We reclassified $1.2 billion from “Other assets” to “Derivative liabilities at fair value” and $1.9 billion from “Other liabilities” to “Derivative assets at fair value” related to cash collateral receivables and cash collateral payables, respectively.

New Accounting Pronouncements

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 (“SFAS 160”). SFAS 160 requires noncontrolling interests initially to be measured at fair value and classified as a separate component of equity. Under SFAS 160, gains or losses are not recognized from transactions with noncontrolling interests that do not result in a change in control, instead purchases or sales of noncontrolling interests are accounted for as equity transactions. Upon deconsolidation of consolidated entities, a gain or loss is recognized for the difference between the proceeds of that sale and the carrying amount of the interest sold. Additionally, a new fair value is established for any remaining ownership interest in the entity. SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008; earlier application is prohibited. SFAS 160 is required to be adopted prospectively, with the exception of presentation and disclosure requirements (e.g., reclassifying noncontrolling interests to appear in equity), which are required to be adopted retrospectively. Our adoption of SFAS 160 is not expected to have a material impact on our consolidated financial statements on the date of adoption.

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

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and FIN No. 46R, Consolidation of Variable Interest Entities

The FASB is considering amendments to SFAS 140 to eliminate qualifying special purpose entities (“QSPEs”). Additionally, the FASB is considering amendments to FIN 46R that would replace the current consolidation model with a qualitative evaluation that requires consolidation of an entity when the reporting enterprise both (a) has the power to direct matters which significantly impact the activities and success of the entity, and (b) has exposure to benefits and/or losses that could potentially be significant to the entity. If an enterprise is not able to reach a conclusion through the qualitative analysis, it would then proceed to a quantitative evaluation. As of August 7, 2008, the FASB had not formally issued proposed amendments to SFAS 140 or FIN 46R.

If we are required to consolidate incremental assets and liabilities, the amount of capital we would be required to maintain could increase. Under certain circumstances, these changes could have a material adverse impact on our earnings, financial condition and capital position. Since the amendments to SFAS 140 and FIN 46R are not final and the FASB’s proposals will be subject to a public comment period, we are unable to predict the impact that the amendments may have on our consolidated financial statements.

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities

In June 2008, the FASB issued an exposure draft of a proposed statement of financial accounting standards, Accounting for Hedging Activities—an amendment of FASB Statement No. 133. This proposed statement is intended to simplify accounting for hedging activities by changing the requirements for hedge accounting. The proposed statement affects the hedge accounting requirements of SFAS 133 for assessing effectiveness, voluntarily de-designating hedging relationships, and designating the hedged risk. The proposed statement would be effective for all hedging relationships after December 31, 2009. Under the proposed guidance, we would no longer be permitted to hedge the change in fair value of mortgage assets solely attributable to changes in a designated benchmark interest rate. We are monitoring the development of the proposed statement and further evaluating the impact on our hedging activities and consolidated financial statements.

2.	Consolidations

We have various investments in entities considered to be VIEs, including limited partnership interests in LIHTC partnerships, which are established to finance the construction and development of low-income affordable multifamily housing. As of June 30, 2008 and December 31, 2007, we recorded $7.0 billion and $8.1 billion, respectively, of LIHTC partnership investments.

During the three and six months ended June 30, 2008, we sold for cash a portfolio of investments in LIHTC partnerships reflecting approximately $466 million and $858 million, respectively, in future LIHTC tax credits and the release of future capital obligations relating to the investments. During the six months ended June 30, 2007, we sold for cash a portfolio of investments in LIHTC partnerships reflecting approximately $676 million in future LIHTC tax credits and the release of future capital obligations relating to the investments.

3.	Mortgage Loans

The following table displays the held-for-sale and held-for-investment loans in our mortgage portfolio as of June 30, 2008 and December 31, 2007, and does not include loans underlying securities that are not

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

consolidated, since in those instances the mortgage loans are not included in our condensed consolidated balance sheets.

	As of
	June 30,	December 31,
	2008	2007
	(Dollars in millions)

Single-family	$315,242	$311,831
Multifamily	105,750	91,746

Total unpaid principal balance of mortgage loans(1)(2)	420,992	403,577
Unamortized premiums, discounts and other cost basis adjustments, net(3)	(1,050)	726
Lower of cost or market adjustments on loans held for sale	(235)	(81)
Allowance for loan losses for loans held for investment	(1,476)	(698)

Total mortgage loans	$418,231	$403,524

(1)	Includes construction to permanent loans with an unpaid principal balance of $127 million and $149 million as of June 30, 2008 and December 31, 2007, respectively.

(2)	Includes unpaid principal balance totaling $82.4 billion and $81.8 billion as of June 30, 2008 and December 31, 2007, respectively, related to mortgage-related securities that were consolidated under FIN 46R and mortgage-related securities created from securitization transactions that did not meet the sales criteria under SFAS 140, which effectively resulted in mortgage-related securities being accounted for as loans.

(3)	Includes a net discount on hedged mortgage assets that will be accreted through interest income over the life of the hedge assets.

Loans Acquired in a Transfer

If a loan underlying a Fannie Mae MBS is in default, we have the option to purchase the loan from the MBS trust, at the unpaid principal balance of that mortgage loan plus accrued interest, after four or more consecutive monthly payments due under the loan are delinquent in whole or in part. We purchased delinquent loans from MBS trusts with an unpaid principal balance plus accrued interest of $807 million and $881 million for the three months ended June 30, 2008 and 2007, respectively, and $2.5 billion and $1.9 billion for the six months ended June 30, 2008 and 2007, respectively. Under long-term standby commitments, we purchase loans from lenders when the loans subject to these commitments meet certain delinquency criteria. We also acquire loans upon consolidating MBS trusts when the underlying collateral of these trusts includes loans.

We account for such loans acquired in accordance with American Institute of Certified Public Accountants Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”), if, at acquisition, (i) there has been evidence of deterioration in the loan’s credit quality subsequent to origination; and (ii) it is probable that we will be unable to collect all cash flows, in accordance with the terms of the contractual agreement, from the borrower, ignoring insignificant delays.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays the outstanding balance and carrying amount of acquired loans accounted for in accordance with SOP 03-3 as of June 30, 2008 and December 31, 2007.

	As of
	June 30,	December 31,
	2008	2007
	(Dollars in millions)

Outstanding balance	$7,809	$8,223
Carrying amount:
Loans on accrual status	4,216	4,287
Loans on nonaccrual status	2,162	2,779

Total carrying amount of loans	$6,378	$7,066

The following table displays details on acquired loans accounted for in accordance with SOP 03-3 at their respective acquisition dates for the three and six months ended June 30, 2008 and 2007.

			For the
	For the		Six Months
	Three Months Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in millions)

Contractually required principal and interest payments at acquisition(1)	$892	$1,049	$2,786	$2,305
Nonaccretable difference	97	67	276	153

Cash flows expected to be collected at acquisition(1)	795	982	2,510	2,152
Accretable yield	368	168	1,107	350

Initial investment in acquired loans at acquisition	$427	$814	$1,403	$1,802

(1)	Contractually required principal and interest payments at acquisition and cash flows expected to be collected at acquisition are adjusted for the estimated timing and amount of prepayments.

We estimate the cash flows expected to be collected at acquisition using internal prepayment, interest rate and credit risk models that incorporate management’s best estimate of certain key assumptions, such as default rates, loss severity and prepayment speeds. The following table displays activity for the accretable yield of these loans for the three and six months ended June 30, 2008 and 2007.

			For the
	For the		Six Months
	Three Months Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in millions)

Beginning balance	$2,245	$1,620	$2,252	$1,511
Additions	368	168	1,107	350
Accretion	(73)	(69)	(145)	(133)
Reductions(1)	(569)	(287)	(1,159)	(459)
Change in estimated cash flows(2)	508	439	511	781
Reclassifications to nonaccretable difference(3)	(154)	(110)	(241)	(289)

Ending balance	$2,325	$1,761	$2,325	$1,761

(1)	Reductions are the result of liquidations and loan modifications due to troubled debt restructuring (“TDRs”).

(2)	Represents changes in expected cash flows due to changes in prepayment assumptions for SOP 03-3 loans.

(3)	Represents changes in expected cash flows due to changes in credit quality or credit assumptions for SOP 03-3 loans.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The table above only includes accreted effective interest for those loans that are still being accounted for under SOP 03-3 and does not include SOP 03-3 loans that were modified as TDRs subsequent to their acquisition from MBS trusts.

The following table displays interest income recognized and the increase in the “Provision for credit losses” related to SOP 03-3 loans for the three and six months ended June 30, 2008 and 2007.

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in millions)

Accretion of SOP 03-3 fair value losses(1)	$53	$15	$88	$22
Interest income on SOP 03-3 loans returned to accrual status or subsequently modified as TDRs	115	100	225	197

Total SOP 03-3 interest income	$168	$115	$313	$219

Increase in “Provision for credit losses” subsequent to the acquisition of SOP 03-3 loans	$86	$3	$121	$32

(1)	Related to the accretion of the fair value discount recorded upon acquisition of SOP 03-3 loans.

Other Loans

In the first quarter of 2008, we implemented a program, HomeSaver Advance (“HSA”), to provide qualified borrowers with a 15-year unsecured personal loan in an amount equal to all past due payments relating to their first mortgage loan, up to a maximum of $15,000, or 15% of the unpaid principal balance of the delinquent first lien loan, which allows borrowers to cure their payment defaults without requiring modification of their first mortgage loans. As of June 30, 2008, the unpaid principal balance of these loans was $127 million with a carrying value of $4 million. The difference between the unpaid principal balance and fair value at acquisition is recorded as a charge-off to the “Reserve for guaranty losses” and the fair value of these loans is included in our condensed consolidated balance sheet as a component of “Other assets.” The discount on such loans will accrete into income based on the contractual term of the loan.

4.	Allowance for Loan Losses and Reserve for Guaranty Losses

We maintain an allowance for loan losses for loans in our mortgage portfolio and a reserve for guaranty losses related to loans backing Fannie Mae MBS. The allowance and reserve are calculated based on our estimate of incurred losses. Determining the adequacy of our allowance for loan losses and reserve for guaranty losses is complex and requires judgment about the effect of matters that are inherently uncertain. Although our loss models include extensive historical loan performance data, our loss reserve process is subject to risks and uncertainties particularly in the rapidly changing credit environment.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays changes in the allowance for loan losses and reserve for guaranty losses for the three and six months ended June 30, 2008 and 2007.

			For the
	For the		Six Months
	Three Months Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in millions)

Allowance for loan losses:
Beginning balance	$993	$312	$698	$340
Provision	880	73	1,424	90
Charge-offs(1)	(495)	(64)	(774)	(126)
Recoveries	98	16	128	33

Ending balance(2)	$1,476	$337	$1,476	$337

Reserve for guaranty losses:
Beginning balance	$4,202	$618	$2,693	$519
Provision	4,205	361	6,734	593
Charge-offs(3)	(989)	(168)	(2,026)	(321)
Recoveries	32	10	49	30

Ending balance	$7,450	$821	$7,450	$821

(1)	Includes accrued interest of $161 million and $27 million for the three months ended June 30, 2008 and 2007, respectively, and $239 million and $52 million for the six months ended June 30, 2008 and 2007, respectively.

(2)	Includes $114 million and $28 million as of June 30, 2008 and 2007, respectively, associated with acquired loans subject to SOP 03-3.

(3)	Includes a charge of $380 million and $66 million for the three months ended June 30, 2008 and 2007, respectively, and $1.1 billion and $135 million for the six months ended June 30, 2008 and 2007, respectively, for loans subject to SOP 03-3, where the acquisition cost exceeded the fair value of the acquired loan on the date of acquisition. Also includes a charge of $114 million and $123 million for the three and six months ended June 30, 2008, respectively, for our HSA program.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

5.	Investments in Securities

Our securities portfolio contains mortgage-related and non-mortgage-related securities. The following table displays our investments in securities, which are presented at fair value as of June 30, 2008 and December 31, 2007.

	As of
	June 30,	December 31,
	2008	2007
	(Dollars in millions)

Mortgage-related securities:
Fannie Mae single-class MBS	$117,039	$102,017
Non-Fannie Mae structured	81,105	92,467
Fannie Mae structured MBS	74,743	77,384
Non-Fannie Mae single-class	28,608	28,138
Mortgage revenue bonds	15,034	16,213
Other	2,728	3,179

Total	319,257	319,398

Non-mortgage-related securities:
Asset-backed securities	12,843	15,511
Corporate debt securities	10,049	13,515
Other	2,639	9,089

Total	25,531	38,115

Total investments in securities	$344,788	$357,513

Trading Securities

The following table displays our investments in trading securities and the amount of net losses recognized from holding these securities as of June 30, 2008 and December 31, 2007.

	As of
	June 30,	December 31,
	2008	2007
	(Dollars in millions)

Mortgage-related securities:
Fannie Mae single-class MBS	$42,908	$28,394
Fannie Mae structured MBS	10,945	12,064
Non-Fannie Mae structured mortgage-related securities	18,338	21,517
Non-Fannie Mae single-class mortgage-related securities	1,123	1,199
Mortgage revenue bonds	717	782

Total	$74,031	$63,956

Non-mortgage-related securities:(1)
Asset-backed securities	$12,843	$—
Corporate debt securities	10,049	—
Other	2,639	—

Total	$25,531	$—

Losses in trading securities held in our portfolio, net	$2,635	$633

(1)	Reflects the election of non-mortgage securities as Trading securities effective January 1, 2008 with the adoption of SFAS 159.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

We record gains and losses from both the sale of trading securities and from changes in fair value from holding trading securities in our investment portfolio in “Fair value gains (losses), net” in our condensed consolidated statements of operations. The following table displays information about our net trading losses for the three and six months ended June 30, 2008 and 2007.

	For the		For the
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(Dollars in millions)

Net trading losses	$(965)	$(501)	$(2,192)	$(440)
Net trading losses recorded in the period related to securities still held at period end	$(937)	$(475)	$(2,290)	$(447)

Available-for-Sale Securities

AFS securities are initially measured at fair value and subsequent unrealized gains and losses are recorded as a component of AOCI, net of deferred taxes, in “Stockholders’ equity.” Gains and losses from the sale of AFS securities are recorded in “Investment gains (losses), net” in our condensed consolidated statements of operations. The following table displays the gross realized gains, losses and proceeds on sales of AFS securities for the three and six months ended June 30, 2008 and 2007.

	For the		For the
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(Dollars in millions)

Gross realized gains	$1,398	$86	$1,473	$483
Gross realized losses	1,418	31	1,460	157
Total proceeds	66,545	3,310	69,600	30,016

The following tables display the amortized cost, estimated fair values corresponding to unrealized gains and losses, and additional information regarding unrealized losses by major security type for AFS securities held as of June 30, 2008 and December 31, 2007.

	As of June 30, 2008
					Less Than 12		12 Consecutive
					Consecutive Months		Months or Longer
	Total	Gross	Gross	Total	Gross	Total	Gross	Total
	Amortized	Unrealized	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Cost(1)	Gains	Losses	Value	Losses	Value	Losses	Value
	(Dollars in millions)

Fannie Mae single-class MBS	$74,659	$572	$(1,100)	$74,131	$(795)	$42,373	$(305)	$7,143
Fannie Mae structured MBS	63,828	670	(700)	63,798	(397)	26,331	(303)	7,568
Non-Fannie Mae single-class mortgage-related securities	27,267	371	(153)	27,485	(126)	7,806	(27)	1,172
Non-Fannie Mae structured mortgage-related securities	71,045	102	(8,380)	62,767	(2,359)	24,757	(6,021)	32,812
Mortgage revenue bonds	14,989	64	(736)	14,317	(258)	6,237	(478)	3,900
Other mortgage-related securities	2,711	110	(93)	2,728	(78)	1,025	(15)	93

Total	$254,499	$1,889	$(11,162)	$245,226	$(4,013)	$108,529	$(7,149)	$52,688

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

The fair value of securities varies from period to period due to changes in interest rates and changes in credit performance of the underlying issuer, among other factors. For these securities, we recognized other-than-temporary impairment totaling $507 million in the second quarter of 2008 of this amount, $492 million related to other-than-temporary impairments related to private-label securities which consisted of $116 million in Alt-A securities and $376 million in subprime securities where we concluded that it was probable that we would not collect all of the contractual principal and interest amounts due or we determined that we did not intend to hold the security until recovery of the unrealized loss. Other-than-temporary impairment loss is recognized as “Investment gains (losses), net” in our condensed consolidated statements of operations.

Included in the $11.2 billion of gross unrealized losses on AFS securities as of June 30, 2008 was $7.1 billion of unrealized losses that have existed for a period of 12 consecutive months or longer. The unrealized losses on these securities are due to the widening of credit spreads. Securities with unrealized losses for 12 consecutive months or longer had a market value as of June 30, 2008 that was on average 88% of their amortized cost basis. Unrealized losses on these securities may be recovered within a reasonable period of time when market interest rates change and when we intend to hold the securities until the unrealized loss has been recovered. Based on our review for impairments of AFS securities, which includes an evaluation of the collectability of cash flows, we have concluded that the unrealized losses on AFS securities in our investment portfolio as displayed above do not represent other-than-temporary impairment as of June 30, 2008.

6.	Financial Guarantees

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

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

housing for low- and moderate-income families. Additionally, we issue long-term standby commitments that require us to purchase loans from lenders if the loans meet certain delinquency criteria.

We record a guaranty obligation for (i) guarantees on lender swap transactions issued or modified on or after January 1, 2003, pursuant to FIN 45, (ii) guarantees on portfolio securitization transactions, (iii) credit enhancements on mortgage revenue bonds, and (iv) our obligation to absorb losses under long-term standby commitments. Our guaranty obligation represents our estimated obligation to stand ready to perform on these guarantees. Our guaranty obligation is recorded at fair value at inception. The carrying amount of the guaranty obligation, excluding deferred profit, was $12.7 billion and $11.1 billion as of June 30, 2008 and December 31, 2007, respectively. We also record an estimate of incurred credit losses on these guarantees in “Reserve for guaranty losses” in our condensed consolidated balance sheets.

These guarantees expose us to credit losses on the mortgage loans or, in the case of mortgage-related securities, the underlying mortgage loans of the related securities. The contractual terms of our guarantees range from 30 days to 40 years. However, the actual term of each guaranty may be significantly less than the contractual term based on the prepayment characteristics of the related mortgage loans. For those guarantees recorded in our condensed consolidated balance sheets, our maximum potential exposure under these guarantees is primarily comprised of the unpaid principal balance of the underlying mortgage loans, which totaled $2.3 trillion and $2.1 trillion as of June 30, 2008 and December 31, 2007, respectively. In addition, we had exposure of $180.5 billion and $206.5 billion for other guarantees not recorded in our condensed consolidated balance sheets as of June 30, 2008 and December 31, 2007, respectively. The maximum number of interest payments we would make with respect to each delinquent mortgage loan pursuant to these guarantees is typically 24 because generally we are contractually required to purchase a loan from an MBS trust when the loan is 24 months past due. Further, we expect that the number of interest payments that we would be required to make would be less than 24 to the extent that loans are either purchased earlier than the mandatory purchase date or are foreclosed upon prior to 24 months of delinquency.

The maximum exposure from our guarantees is not representative of the actual loss we are likely to incur, based on our historical loss experience. In the event we were required to make payments under our guarantees, we would pursue recovery of these payments by exercising our rights to the collateral backing the underlying loans and through available credit enhancements, which includes all recourse with third parties and mortgage insurance. The maximum amount we could recover through available credit enhancements and recourse with third parties on guarantees recorded in our condensed consolidated balance sheets was $122.7 billion and $118.5 billion as of June 30, 2008 and December 31, 2007, respectively. The maximum amount we could recover through available credit enhancements and recourse with all third parties on other guarantees not recorded in our condensed consolidated balance sheets was $19.3 billion and $22.7 billion as of June 30, 2008 and December 31, 2007, respectively. Recoverability of such credit enhancements and recourse is subject to, but not limited to, our mortgage insurers and financial guarantors ability to meet their obligations. Refer to Note 16 “Concentrations of Credit Risk” for additional information.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays changes in our “Guaranty obligations” for the three and six months ended June 30, 2008 and 2007.

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in millions)

Balance as of beginning of period	$15,521	$11,689	$15,393	$11,145
Additions to guaranty obligations(1)	2,347	2,086	4,470	3,474
Amortization of guaranty obligations into guaranty fee income	(1,140)	(712)	(2,979)	(1,471)
Impact of consolidation activity(2)	(287)	(109)	(443)	(194)

Balance as of end of period	$16,441	$12,954	$16,441	$12,954

(1)	Represents the fair value of the contractual obligation and deferred profit at issuance of new guarantees.

(2)	Upon consolidation of MBS trusts, we derecognize our guaranty obligation to the respective trust.

Deferred profit is a component of “Guaranty obligations” in our condensed consolidated balance sheets and is included in the table above. We recorded deferred profit on guarantees issued or modified on or after the adoption date of FIN 45 and before the adoption of SFAS 157 on January 1, 2008, if the consideration we expected to receive for our guaranty exceeded the estimated fair value of the guaranty obligation at issuance.

Upon the adoption of SFAS 157, the fair value of the guaranty obligation at inception equals the fair value of the total compensation received and there are no losses or deferred profit on guaranty contracts issued on or after January 1, 2008. Deferred profit had a carrying amount of $3.7 billion and $4.3 billion as of June 30, 2008 and December 31, 2007, respectively. For the three months ended June 30, 2008 and 2007, we recognized deferred profit amortization of $417 million and $233 million, respectively. For the six months ended June 30, 2008 and 2007, we recognized deferred profit amortization of $731 million and $493 million, respectively.

The fair value of the guaranty obligation, net of deferred profit, associated with the Fannie Mae MBS included in “Investments in securities” was $2.1 billion and $438 million as of June 30, 2008 and December 31, 2007, respectively.

7.	Acquired Property, Net

Acquired property, net consists of foreclosed property received in full satisfaction of a loan net of a valuation allowance for declines in the fair value of foreclosed properties after initial acquisition. The following table displays the activity in acquired property and the related valuation allowance for the three and six months ended June 30, 2008 and 2007.

	For the Three Months Ended			For the Six Months Ended
	June 30, 2008			June 30, 2008
	Acquired	Valuation	Acquired	Acquired	Valuation	Acquired
	Property	Allowance(1)	Property, Net	Property	Allowance(1)	Property, Net
	(Dollars in millions)

Balance as of beginning of period	$5,069	$(348)	$4,721	$3,853	$(251)	$3,602
Additions	2,756	(8)	2,748	5,026	(16)	5,010
Disposals	(1,372)	129	(1,243)	(2,426)	231	(2,195)
Write-downs, net of recoveries	—	(231)	(231)	—	(422)	(422)

Balance as of end of period	$6,453	$(458)	$5,995	$6,453	$(458)	$5,995

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	For the Three Months Ended			For the Six Months Ended
	June 30, 2007			June 30, 2007
	Acquired	Valuation	Acquired	Acquired	Valuation	Acquired
	Property	Allowance(1)	Property, Net	Property	Allowance(1)	Property, Net
	(Dollars in millions)

Balance as of beginning of period	$2,512	$(117)	$2,395	$2,257	$(116)	$2,141
Additions	1,321	(7)	1,314	2,345	(10)	2,335
Disposals	(1,023)	78	(945)	(1,792)	141	(1,651)
Write-downs, net of recoveries	—	(89)	(89)	—	(150)	(150)

Balance as of end of period	$2,810	$(135)	$2,675	$2,810	$(135)	$2,675

(1)	Primarily relates to property impairments in our Single-family segment.

8.	Short-term Borrowings and Long-term Debt

Short-term Borrowings

Our short-term borrowings (borrowings with an original contractual maturity of one year or less) consist of both “Federal funds purchased and securities sold under agreements to repurchase” and “Short-term debt” in our condensed consolidated balance sheets. The following table displays our outstanding short-term borrowings as of June 30, 2008 and December 31, 2007.

	As of
	June 30, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Outstanding	Rate(1)	Outstanding	Rate(1)
	(Dollars in millions)

Federal funds purchased and securities sold under agreements to repurchase	$443	1.84%	$869	3.48%

Fixed short-term debt:
Discount notes	$234,618	2.44%	$233,258	4.45%
Foreign exchange discount notes	275	4.16	301	4.28
Other short-term debt	829	2.19	601	4.37

Total fixed short-term debt	235,722	2.44	234,160	4.45
Floating-rate short-term debt	4,501	2.08	—	—

Total short-term debt	$240,223	2.43%	$234,160	4.45%

(1)	Includes discounts, premiums and other cost basis adjustments.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Long-term Debt

Long-term debt represents borrowings with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt as of June 30, 2008 and December 31, 2007.

	As of
	June 30, 2008			December 31, 2007
			Weighted			Weighted
			Average			Average
			Interest			Interest
	Maturities	Outstanding	Rate(1)	Maturities	Outstanding	Rate(1)
	(Dollars in millions)

Senior fixed:
Benchmark notes and bonds	2008-2030	$255,661	4.96%	2008-2030	$256,538	5.12%
Medium-term notes	2008-2018	175,570	4.51	2008-2017	202,315	5.06
Foreign exchange notes and bonds	2009-2028	1,875	4.92	2008-2028	2,259	3.30
Other long-term debt(2)	2008-2038	75,536	5.97	2008-2038	69,717	6.01

Total senior fixed		508,642	4.95		530,829	5.20
Senior floating:
Medium-term notes(2)	2008-2018	31,971	2.64	2008-2017	12,676	5.87
Other long-term debt(2)	2017-2037	1,093	7.54	2017-2037	1,024	7.76

Total senior floating		33,064	2.81		13,700	6.01
Subordinated fixed:
Medium-term notes	2008-2011	3,500	5.62	2008-2011	3,500	5.62
Other subordinated debt	2012-2019	7,617	6.43	2012-2019	7,524	6.39

Total subordinated fixed		11,117	6.17		11,024	6.14
Debt from consolidations	2008-2039	6,456	5.81	2008-2039	6,586	5.95

Total long-term debt(3)		$559,279	4.86%		$562,139	5.25%

(1)	Includes discounts, premiums and other cost basis adjustments.

(2)	Includes a portion of structured debt instruments at fair value.

(3)	Reported amounts include a net discount and other cost basis adjustments of $14.6 billion and $11.6 billion as of June 30, 2008 and December 31, 2007, respectively.

Lines of Credit

We periodically use secured and unsecured intraday funding lines of credit provided by several large financial institutions. We post collateral which, in some circumstances, the secured party has the right to repledge to third parties. As these lines of credit are uncommitted intraday loan facilities, we may not be able to draw on them if and when needed. As of June 30, 2008 and December 31, 2007, we had secured uncommitted lines of credit of $20.0 billion and $28.0 billion, respectively, and unsecured uncommitted lines of credit of $500 million and $2.5 billion, respectively. No amounts were drawn on these lines of credit as of June 30, 2008 or December 31, 2007. On July 2, 2008, we entered into an agreement which provided us with an additional secured uncommitted line of credit of $10.0 billion.

9.	Derivative Instruments and Hedging Activities

Derivative instruments are an integral part of our strategy in managing interest rate risk. Derivative instruments may be privately negotiated contracts, which are often referred to as over-the-counter (“OTC”) derivatives, or they may be listed and traded on an exchange. When deciding whether to use derivatives, we consider a number of factors, such as cost, efficiency, the effect on our liquidity and capital, and our overall interest rate risk management strategy. We choose to use derivatives when we believe they will provide greater relative

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

value or more efficient execution of our strategy than debt securities. Derivatives in a gain position are reported in “Derivative assets at fair value” and derivatives in a loss position are recorded in “Derivative liabilities at fair value” in our condensed consolidated balance sheets. The derivatives we use for interest rate risk management purposes consist primarily of OTC contracts that fall into three broad categories:

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

We enter into forward purchase and sale commitments that lock in the future delivery of mortgage loans and mortgage-related securities at a fixed price or yield. Certain commitments to purchase mortgage loans and purchase or sell mortgage-related securities meet the definition of a derivative and these commitments are recorded in our condensed consolidated balance sheets at fair value as either “Derivative assets at fair value” or “Derivative liabilities at fair value.” Typically, we settle the notional amount of our mortgage commitments; however, we do not settle the notional amount of our derivative instruments. Notional amounts, therefore, simply provide the basis for calculating actual payments or settlement amounts.

The following table displays the outstanding notional balances and the estimated fair value of our derivative instruments as of June 30, 2008 and December 31, 2007.

	As of
	June 30, 2008		December 31, 2007
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Dollars in millions)

Risk management derivatives:
Swaps:
Pay-fixed	$526,028	$(11,461)	$377,738	$(14,357)
Receive-fixed	409,181	5,429	285,885	6,390
Basis	25,626	(110)	7,001	(21)
Foreign currency	2,148	222	2,559	353
Swaptions:
Pay-fixed	91,912	978	85,730	849
Receive-fixed	85,490	4,041	124,651	5,877
Interest rate caps	750	4	2,250	8
Other(1)	749	90	650	71
Net collateral receivable (payable)	—	78	—	(712)
Accrued interest receivable	—	100	—	221

Total risk management derivatives	$1,141,884	$(629)	$886,464	$(1,321)

Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	$1,832	$1	$1,895	$6
Forward contracts to purchase mortgage-related securities	43,637	(66)	25,728	91
Forward contracts to sell mortgage-related securities	31,550	(5)	27,743	(108)

Total mortgage commitment derivatives	$77,019	$(70)	$55,366	$(11)

(1)	Includes MBS options, swap credit enhancements and mortgage insurance contracts that are accounted for as derivatives. The mortgage insurance contracts have payment provisions that are not based on a notional amount.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Beginning in April 2008, we began to employ fair value hedge accounting for some of our interest rate risk management activities by designating hedging relationships between certain of our interest rate derivatives and mortgage assets. We achieve hedge accounting by designating all or a fixed percentage of a pay-fixed receive-variable interest rate swap as a hedge of the changes in the fair value attributable to the changes in the benchmark interest rate (“LIBOR”) for a specific mortgage asset. As of June 30, 2008, we had a notional amount of $68.6 billion of derivatives in hedging relationships with a fair value loss of $1.3 billion.

We formally document all relationships between hedging instruments and the hedged items at the inception of each hedging relationship, including the risk management objective for undertaking each hedge transaction. We formally link derivatives that qualify for fair value hedge accounting to specifically-identified eligible hedged items on the balance sheet. We formally assess, both at the inception of the hedging relationship and on an ongoing basis, whether the derivatives that we use in hedging relationships are highly effective in offsetting changes in the fair values of the hedged items attributable to the specifically-identified hedged risk. We use regression analysis to assess the effectiveness of each hedging relationship.

When we determine that a hedging relationship is highly effective, changes in the fair value of the hedged item attributable to changes in the benchmark interest rate are recorded as an adjustment to the carrying value of the hedged item. These adjustments are amortized into earnings over the remaining life of the hedged item in accordance with our policies for amortization of carrying value adjustments. For the three and six months ended June 30, 2008, we recorded $803 million of decreases in the carrying value of the hedged assets before related amortization due to hedge accounting. This loss on the hedged asset was partially offset by fair value gains of $789 million on the pay-fixed swaps designated as hedging instruments for the three and six months ended June 30, 2008. During the three and six months ended June 30, 2008, we recorded a loss for the ineffective portion of our hedges of $14 million. Our assessment of hedge effectiveness excluded a loss of $35 million, which was not related to changes in the benchmark interest rate for the three and six months ended June 30, 2008. All derivative gains and losses are recorded in the “Fair value gains (losses), net” caption in our condensed consolidated statements of operations.

We discontinue hedge accounting prospectively when (1) a derivative instrument expires or is sold or terminated; (2) a derivative instrument is de-designated as a hedged instrument; or (3) we determine the designation of a derivative instrument as a hedge is no longer appropriate. When hedge accounting is discontinued, the derivative instrument continues to be carried on the balance sheet at its fair value with changes in fair value recognized in current period earnings. However, the carrying value of the hedged item is no longer adjusted for changes in fair value attributable to the hedged risk.

10.	Income Taxes

Our effective tax rate is the provision (benefit) for federal income taxes, excluding the tax effect of extraordinary items, expressed as a percentage of income or loss before federal income taxes. The effective tax rate for the three months ended June 30, 2008 and 2007 was 17% and 9%, respectively, and 43% and 4% for the six month periods ended June 30, 2008 and 2007, respectively. Our effective tax rate is different from the federal statutory rate of 35% primarily due to the benefits of our investments in housing projects eligible for the low-income housing tax credit and other equity investments that provide tax credits, as well as our holdings of tax-exempt investments.

We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits. Our net deferred tax assets totaled $20.6 billion and $13.0 billion as of June 30, 2008 and December 31, 2007, respectively. We evaluate our deferred tax assets for recoverability based on available evidence, including assumptions about future profitability. We are required to establish a valuation

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

allowance for deferred tax assets and record a charge to income if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Such a charge likely would have a material adverse effect on our results of operations, financial condition and capital position. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved business plans and ongoing tax planning strategies. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between our future projected operating performance and our actual results.

We are in a cumulative book taxable loss position as of the three-year period ended June 30, 2008. The realization of our deferred tax assets is dependent upon the generation of sufficient future taxable income. For purposes of establishing a deferred tax valuation allowance, this cumulative book taxable loss position is considered significant, objective evidence that we may not be able to realize some portion of our deferred tax assets in the future. In assessing the nature of our cumulative book taxable loss position, we evaluated the factors contributing to these losses and analyzed whether these factors were temporary or indicative of a permanent decline in our earnings. We determined that our current cumulative book taxable loss position was caused primarily by an increase in our credit losses due to the current housing and credit market conditions.

Based on our forecasts of future taxable income, which include assumptions about the depth and severity of home price depreciation and credit losses, we anticipate that it is more likely than not that our results of future operations will generate sufficient taxable income to allow us to realize our deferred tax assets. Therefore, we did not record a valuation allowance against our net deferred tax assets as of June 30, 2008 or December 31, 2007.

Although current market conditions have created significant volatility in our pre-tax book income, our current forecasts of future taxable income reflect sufficient taxable income in future periods to realize our deferred tax assets based on the nature of our book-to-tax differences and the stability of our core business model. Included in our forecasts are credit assumptions regarding our estimate of future expected credit losses, which we believe is the most variable component of our current forecasts of future taxable income. If future events differ from our current forecasts, a valuation allowance may need to be established which likely would have a material adverse effect on our results of operations, financial condition and capital position. We will continue to update our assumptions and forecasts of future taxable income and assess the need for a valuation allowance.

The Internal Revenue Service (“IRS”) is currently examining our 2005 and 2006 federal income tax returns. The IRS Appeals Division is currently considering issues related to tax years 1999-2004.

We had $1.4 billion and $124 million of unrecognized tax benefits at June 30, 2008 and December 31, 2007, respectively. Of these amounts, we had $8 million at both June 30, 2008 and December 31, 2007, which, if resolved favorably, would reduce our effective tax rate in future periods. As of June 30, 2008 and December 31, 2007, we had accrued interest payable related to unrecognized tax benefits of $275 million and $28 million, respectively, and did not recognize any tax penalty payable. It is reasonably possible that changes in our gross balance of unrecognized tax benefits may occur within the next 12 months, including possible changes in connection with an IRS review of fair market value losses we recognized on certain securities held in our portfolio. The increase in our unrecognized tax benefit during the six months ended June 30, 2008 is due to our current assessment of deductions taken in our prior year income tax returns related to these fair market value losses. The potential decrease in the unrecognized tax benefit related to these fair market value losses and other smaller issues is in the range of $1.2 billion to $1.4 billion. This decrease in our unrecognized tax benefit would represent a temporary difference; therefore, it would not result in a change to our effective tax rate.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays the changes in our unrecognized tax benefits for the three and six months ended June 30, 2008 and 2007.

	For the Three Months		For the Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in millions)

Beginning balance	$605	$163	$124	$163
Additions based on tax positions related to prior years(1)	823	—	1,304	—

Ending balance as of June 30	$1,428	$163	$1,428	$163

(1)	Net of related tax credit utilization.

11.	Earnings (Loss) Per Share

The following table displays the computation of basic and diluted earnings (loss) per share of common stock for the three and six months ended June 30, 2008 and 2007.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(Dollars and shares in millions, except per share amounts)

Income (loss) before extraordinary losses	$(2,267)	$1,950	$(4,452)	$2,914
Extraordinary losses, net of tax effect	(33)	(3)	(34)	(6)

Net income (loss)	(2,300)	1,947	(4,486)	2,908
Preferred stock dividends and issuance costs at redemption	(303)	(118)	(625)	(253)

Net income (loss) available to common stockholders—basic	(2,603)	1,829	(5,111)	2,655
Convertible preferred stock dividends(1)	—	33	—	67

Net income (loss) available to common stockholders—diluted	$(2,603)	$1,862	$(5,111)	$2,722

Weighted-average common shares outstanding—basic	1,025	973	1,000	973
Dilutive potential common shares:
Stock-based awards(2)	—	1	—	1
Convertible preferred stock(3)	—	27	—	27

Weighted-average common shares outstanding—diluted	1,025	1,001	1,000	1,001

Basic earnings (loss) per share:
Earnings (loss) before extraordinary losses(4)	$(2.51)	$1.88	$(5.08)	$2.74
Extraordinary losses, net of tax effect	(0.03)	—	(0.03)	(0.01)

Basic earnings (loss) per share	$(2.54)	$1.88	$(5.11)	$2.73

Diluted earnings (loss) per share:
Earnings (loss) before extraordinary losses(4)	$(2.51)	$1.86	$(5.08)	$2.73
Extraordinary losses, net of tax effect	(0.03)	—	(0.03)	(0.01)

Diluted earnings (loss) per share	$(2.54)	$1.86	$(5.11)	$2.72

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(1)	In the computation of diluted EPS, convertible preferred stock dividends are added back to net income (loss) available to common stockholders when the assumed conversion of the preferred shares is dilutive and is assumed to be converted from the beginning of the period. For the three and six months ended June 30, 2008, the assumed conversion of the preferred shares had an anti-dilutive effect.

(2)	Represents incremental shares from in-the-money nonqualified stock options and other performance awards. Weighted-average options and performance awards to purchase approximately 23 million and 17 million shares of common stock for the three months ended June 30, 2008 and 2007, respectively, and 23 million and 19 million shares of common stock for the six months ended June 30, 2008 and 2007, respectively, were outstanding in each period, but were excluded from the computation of diluted EPS since they would have been anti-dilutive.

(3)	Represents incremental shares from the assumed conversion of outstanding convertible preferred stock when the assumed conversion of the preferred shares is dilutive and is assumed to be converted from the beginning of the period.

(4)	Amount is net of preferred stock dividends and issuance costs at redemption.

12.	Employee Retirement Benefits

The following table displays components of our net periodic benefit cost for our qualified and nonqualified pension plans and other postretirement plan for the three and six months ended June 30, 2008 and 2007. The net periodic benefit cost for each period is calculated based on assumptions at the end of the prior year.

	For the Three Months Ended June 30,
	2008			2007
	Pension Plans		Other Post-	Pension Plans		Other Post-
		Non-	Retirement		Non-	Retirement
	Qualified	Qualified	Plan	Qualified	Qualified	Plan
	(Dollars in millions)

Service cost	$11	$2	$2	$14	$3	$3
Interest cost	12	3	2	12	2	2
Expected return on plan assets	(14)	—	—	(14)	—	—
Amortization of net actuarial loss	—	—	1	—	1	1
Amortization of net prior service cost (credit)	—	—	(2)	—	1	—
Special termination benefit charge	—	—	3	—	—	—

Net periodic benefit cost	$9	$5	$6	$12	$7	$6

	For the Six Months Ended June 30,
	2008			2007
	Pension Plans		Other Post-	Pension Plans		Other Post-
		Non-	Retirement		Non-	Retirement
	Qualified	Qualified	Plan	Qualified	Qualified	Plan
	(Dollars in millions)

Service cost	$22	$4	$3	$28	$6	$6
Interest cost	25	5	4	24	5	5
Expected return on plan assets	(29)	—	—	(28)	—	—
Amortization of net actuarial loss	—	—	1	1	1	1
Amortization of net prior service cost (credit)	—	1	(3)	—	2	—
Amortization of initial transition obligation	—	—	1	—	—	1
Special termination benefit charge	—	—	3	—	—	—

Net periodic benefit cost	$18	$10	$9	$25	$14	$13

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

As of June 30, 2008, contributions of $3 million have been made to the nonqualified pension plans and a contribution of $3 million has been made to our postretirement benefit plan. We anticipate contributing an additional $2 million to our nonqualified pension plans during 2008 for a total of $5 million. Also, we anticipate contributing an additional $4 million during 2008 to fund our postretirement benefit plan for a total of $7 million.

13.	Segment Reporting

We manage our business using three operating segments: Single-Family; HCD; and Capital Markets. The following table displays our segment results for the three and six months ended June 30, 2008 and 2007.

Our segment financial results include directly attributable revenues and expenses. Additionally, we allocate to each of our segments: (i) capital using OFHEO minimum capital requirements adjusted for over- or under-capitalization; (ii) indirect administrative costs; and (iii) a provision (benefit) for federal income taxes. In addition, we allocate intercompany guaranty fee income as a charge to Capital Markets from the Single-Family and HCD segments for managing the credit risk on mortgage loans held by the Capital Markets segment.

	For the Three Months Ended June 30, 2008
			Capital
	Single-Family	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$142	$(88)	$2,003	$2,057
Guaranty fee income (expense)(2)	1,819	134	(345)	1,608
Trust management income	74	1	—	75
Investment losses, net	(37)	—	(846)	(883)
Fair value gains, net	—	—	517	517
Debt extinguishment losses, net	—	—	(36)	(36)
Losses from partnership investments	—	(195)	—	(195)
Fee and other income	92	51	82	225
Administrative expenses	(288)	(104)	(120)	(512)
Provision for credit losses	(5,077)	(8)	—	(5,085)
Other expenses	(435)	(35)	(44)	(514)

Income (loss) before federal income taxes and extraordinary losses	(3,710)	(244)	1,211	(2,743)
Provision (benefit) for federal income taxes	(1,304)	(316)	1,144	(476)

Income (loss) before extraordinary losses	(2,406)	72	67	(2,267)
Extraordinary losses, net of tax effect	—	—	(33)	(33)

Net income (loss)	$(2,406)	$72	$34	$(2,300)

(1)	Includes cost of capital charge.

(2)	Includes intercompany guaranty fee income (expense) allocated to Single-Family and HCD from Capital Markets for absorbing the credit risk on mortgage loans held in our portfolio.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	For the Three Months Ended June 30, 2007
			Capital
	Single-Family	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$114	$(103)	$1,182	$1,193
Guaranty fee income (expense)(2)	1,304	110	(294)	1,120
Losses on certain guaranty contracts	(451)	(10)	—	(461)
Trust management income	141	9	—	150
Investment losses, net(3)	(7)	—	(86)	(93)
Fair value gains, net(3)	—	—	1,424	1,424
Debt extinguishment gains, net	—	—	48	48
Losses from partnership investments	—	(215)	—	(215)
Fee and other income(3)	77	97	83	257
Administrative expenses	(356)	(143)	(161)	(660)
Provision for credit losses	(434)	—	—	(434)
Other expenses(3)	(183)	(6)	(3)	(192)

Income (loss) before federal income taxes and extraordinary losses	205	(261)	2,193	2,137
Provision (benefit) for federal income taxes	69	(371)	489	187

Income before extraordinary losses	136	110	1,704	1,950
Extraordinary losses, net of tax effect	—	—	(3)	(3)

Net income	$136	$110	$1,701	$1,947

(1)	Includes cost of capital charge.

(2)	Includes intercompany guaranty fee income (expense) allocated to Single-Family and HCD from Capital Markets for absorbing the credit risk on mortgage loans held in our portfolio.

(3)	Certain prior period amounts have been reclassified to conform with the current period presentation in our condensed consolidated statements of operations.

	For the Six Months Ended June 30, 2008
			Capital
	Single-Family	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$276	$(191)	$3,662	$3,747
Guaranty fee income (expense)(2)	3,761	282	(683)	3,360
Trust management income	179	3	—	182
Investment losses, net	(85)	—	(909)	(994)
Fair value losses, net	—	—	(3,860)	(3,860)
Debt extinguishment losses, net	—	—	(181)	(181)
Losses from partnership investments	—	(336)	—	(336)
Fee and other income	194	113	145	452
Administrative expenses	(574)	(212)	(238)	(1,024)
Provision for credit losses	(8,158)	—	—	(8,158)
Other expenses	(855)	(75)	(114)	(1,044)

Loss before federal income taxes and extraordinary losses	(5,262)	(416)	(2,178)	(7,856)
Benefit for federal income taxes	(1,848)	(638)	(918)	(3,404)

Income (loss) before extraordinary losses	(3,414)	222	(1,260)	(4,452)
Extraordinary losses, net of tax effect	—	—	(34)	(34)

Net income (loss)	$(3,414)	$222	$(1,294)	$(4,486)

(1)	Includes cost of capital charge.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(2)	Includes intercompany guaranty fee income (expense) allocated to Single-Family and HCD from Capital Markets for absorbing the credit risk on mortgage loans held in our portfolio.

	For the Six Months Ended June 30, 2007
			Capital
	Single-Family	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$193	$(197)	$2,391	$2,387
Guaranty fee income (expense)(2)	2,591	211	(584)	2,218
Losses on certain guaranty contracts	(731)	(13)	—	(744)
Trust management income	295	19	—	314
Investment gains, net(3)	1	—	201	202
Fair value gains, net(3)	—	—	858	858
Debt extinguishment gains, net	—	—	41	41
Losses from partnership investments	—	(380)	—	(380)
Fee and other income(3)	166	181	187	534
Administrative expenses	(738)	(286)	(334)	(1,358)
Benefit (provision) for credit losses	(687)	4	—	(683)
Other expenses(3)	(342)	(12)	(7)	(361)

Income (loss) before federal income taxes and extraordinary losses	748	(473)	2,753	3,028
Provision (benefit) for federal income taxes	257	(746)	603	114

Income before extraordinary losses	491	273	2,150	2,914
Extraordinary losses, net of tax effect	—	—	(6)	(6)

Net income	$491	$273	$2,144	$2,908

(1)	Includes cost of capital charge.

(2)	Includes intercompany guaranty fee income (expense) allocated to Single-Family and HCD from Capital Markets for absorbing the credit risk on mortgage loans held in our portfolio.

(3)	Certain prior period amounts have been reclassified to conform with the current period presentation in our condensed consolidated statements of operations.

14.	Stockholders’ Equity

Common Stock

Shares of common stock outstanding, net of shares held in treasury, totaled 1,070 million and 974 million as of June 30, 2008 and December 31, 2007, respectively. During the three and six months ended June 30, 2008 we issued 1 million and 2 million shares of common stock from treasury for our employee benefit plans, respectively. On May 14, 2008, we received gross proceeds of $2.6 billion from the issuance of 94 million new shares of no par value common stock with a stated value of $0.5250 per share.

Preferred Stock

As of June 30, 2008 and December 31, 2007, we had preferred stock outstanding of $21.7 billion and $16.9 billion, respectively. During the three and six months ended June 30, 2008, we issued an aggregate of $4.8 billion in preferred stock, as set forth below:

•	On May 14, 2008, we received gross proceeds of $2.6 billion from the issuance of 52 million shares of 8.75% Non-Cumulative Mandatory Convertible Preferred Stock, Series 2008-1, with a stated value of $50

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

per share. Each share has a liquidation preference equal to its stated value of $50 per share plus an amount equal to the dividend for the then-current quarterly dividend period. The Mandatory Convertible Series 2008-1 Preferred Stock is not redeemable by us. On May 13, 2011, the mandatory conversion date, each share of the Preferred Stock will automatically convert into between 1.5408 and 1.8182 shares of our common stock, subject to anti-dilution adjustments, depending on the average of the closing prices per share of our common stock for each of the 20 consecutive trading days ending on the third trading day prior to such date. At any time prior to the mandatory conversion date, holders may elect to convert each share of our Preferred Stock into a minimum of 1.5408 shares of common stock, subject to anti-dilution adjustments. The Mandatory Convertible Series 2008-1 shares are considered participating securities for purposes of calculating earnings per share.

•	On May 19, 2008, we received gross proceeds of $2.0 billion from the issuance of 80 million shares of 8.25% Non-Cumulative Preferred Stock, Series T, with a stated value of $25 per share. Subsequent to the initial issuance, we received gross proceeds of $200 million from an additional issuance of 8 million shares on May 22, 2008 and $25 million on June 4, 2008, from the additional issuance of 1 million shares. Each share has a liquidation preference equal to its stated value of $25 per share plus accrued dividends for the then-current quarterly dividend period. The Series T Preferred Stock may be redeemed, at our option, on or after May 20, 2013.

15.	Regulatory Capital Requirements

As of December 31, 2007, we were required by our consent order with OFHEO to maintain a 30% surplus over our statutory minimum capital requirement. On March 19, 2008, OFHEO reduced this capital surplus requirement to 20% and further to 15% in May 2008.

The following table displays our regulatory capital classification measures as of June 30, 2008 and December 31, 2007. The capital classification measures as of June 30, 2008 reflect a 15% capital surplus requirement and the capital classification measures as of December 31, 2007 reflect a 30% capital surplus requirement.

	As of
	June 30,	December 31,
	2008(1)	2007
	(Dollars in millions)

Core capital(2)	$46,964	$45,373
Statutory minimum capital(3)	32,631	31,927

Surplus of core capital over statutory minimum capital	$14,334	$13,446

Surplus of core capital percentage over statutory minimum capital	43.9%	42.1%
Core capital(2)	$46,964	$45,373
OFHEO-directed minimum capital(4)	37,525	41,505

Surplus of core capital over OFHEO-directed minimum capital	$9,439	$3,868

Surplus of core capital percentage over OFHEO-directed minimum capital	25.2%	9.3%
Total capital(5)	$55,568	$48,658
Statutory risk-based capital(6)	N/A	24,700

Surplus of total capital over statutory risk-based capital	N/A	$23,958

Surplus of total capital percentage over statutory risk-based capital	N/A	97.0%
Core capital(2)	$46,964	$45,373
Statutory critical capital(7)	16,912	16,525

Surplus of core capital over statutory critical capital	$30,053	$28,848

Surplus of core capital percentage over statutory critical capital	177.7%	174.6%

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(1)	Amounts as of June 30, 2008 represent estimates that will be submitted to OFHEO for its certification and are subject to its review and approval. Amounts as of December 31, 2007 represent OFHEO’s announced capital classification measures.

(2)	The sum of (a) the stated value of our outstanding common stock (common stock less treasury stock); (b) the stated value of our outstanding non-cumulative perpetual preferred stock; (c) our paid-in capital; and (d) our retained earnings. Core capital excludes accumulated other comprehensive income (loss).

(3)	Generally, the sum of (a) 2.50% of on-balance sheet assets; (b) 0.45% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties; and (c) up to 0.45% of other off-balance sheet obligations, which may be adjusted by the Director of OFHEO under certain circumstances (See 12 CFR 1750.4 for existing adjustments made by the Director of OFHEO).

(4)	As of June 30, 2008, defined as a 15% surplus over the statutory minimum capital requirement. As of December 31, 2007, defined as a 30% surplus over the statutory minimum capital requirement.

(5)	The sum of (a) core capital and (b) the total allowance for loan losses and reserve for guaranty losses, less (c) the specific loss allowance (that is, the allowance required on individually-impaired loans). The specific loss allowance totaled $323 million as of June 30, 2008 and $106 million as of December 31, 2007.

(6)	Defined as the amount of total capital required to be held to absorb projected losses flowing from future adverse interest rate and credit risk conditions specified by statute (see 12 CFR 1750.13 for conditions), plus 30% mandated by statute to cover management and operations risk. Statutory risk-based capital measures as of June 30, 2008 were not available as of the date of this filing. As of March 31, 2008, our total capital was $47.7 billion, and our statutory risk-based capital requirement was $23.1 billion. The surplus of total capital over our statutory risk-based capital requirement was $24.6 billion, or 106.4%.

(7)	Generally, the sum of (a) 1.25% of on-balance sheet assets; (b) 0.25% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties and (c) up to 0.25% of other off-balance sheet obligations, which may be adjusted by the Director of OFHEO under certain circumstances.

We currently expect that we will remain above our regulatory capital requirement for the remainder of 2008. (Our “regulatory capital requirement” is equal to our statutory minimum requirement plus any additional surplus above that statutory minimum that we expect our regulator will require us to hold.) Due to the volatile market conditions, we now have less visibility into our capital position in 2009. We currently have internally prepared scenarios, derived from our own statistical models and management’s judgment, that indicate that we will remain above our regulatory capital requirement through 2009, and others that show that we may not.

Our capital position, and whether we are classified as “adequately capitalized” for regulatory purposes, also depends on the level of capital we are required to hold by our regulator. In May 2008, OFHEO indicated its intention to reduce our capital surplus requirement by five percentage points to a 10% surplus requirement in September 2008, based upon our continued maintenance of excess capital well above OFHEO’s regulatory requirement and no material adverse change to our ongoing regulatory compliance. Under the recently enacted Housing and Economic Recovery Act of 2008, our new regulator, FHFA, has new authority to increase our regulatory capital requirement pursuant to a formal rulemaking process and consultation with the Chairman of the Board of Governors of the Federal Reserve System.

In light of volatile market conditions, it is critical that we manage our capital levels to maintain a capital cushion well in excess of our regulatory capital requirement. To that end, we use strategies designed to preserve and protect our capital. In addition, we may, from time to time, raise capital opportunistically. Management continues to carefully monitor our capital and dividend positions and the trends impacting those positions and, if necessary, intends to take actions designed to help mitigate the impacts of a worsening environment on those positions. In this environment, conditions that negatively impact capital can develop rapidly and are based on a variety of factors. Therefore, we may need to take action quickly to respond.

We have already begun to take some of those actions. Our Board of Directors has decreased our dividend on our common stock to five cents per share. We announced an increase in our guaranty fee pricing on new acquisitions commensurate with the risks in the current market. Finally, we are evaluating our costs and

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

expenses and expect to reduce costs. Additional steps we could take include: reducing or eliminating our dividends; slowing growth; decreasing the size of the balance sheet; further raising guaranty fees; and raising additional capital (which could be dilutive). Some of these actions could have negative consequences, including decreased revenue due to growth limitations, or increased mark-to-market charges associated with the decreased liquidity for mortgage assets that could arise from a reduction in our market activity. If our capital fails to meet standards set by our regulator, our regulator could require us to enter into a capital restoration plan or take other actions. In addition, the U.S. Treasury is authorized to buy Fannie Mae’s debt, equity and other securities, subject to our agreement.

16.	Concentrations of Credit Risk

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

The following table displays the percentage of our conventional single-family mortgage credit book of business that consists of interest-only loans, negative-amortizing adjustable rate mortgages (“ARMs”) and loans with an estimated mark-to-market value loan to value (“LTV”) ratio of greater than 80% as of June 30, 2008 and December 31, 2007.

	Percentage of Conventional
	Single-Family Mortgage Credit
	Book of Business
	As of
	June 30, 2008	December 31, 2007

Interest-only loans	8%	8%
Negative-amortizing ARMs	1	1
80%+ LTV loans	26	20

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays information regarding the Alt-A and subprime mortgage loans and mortgage-related securities in our mortgage credit book of business as of June 30, 2008 and December 31, 2007.

	As of
	June 30,		December 31,
	2008		2007
	Unpaid	Percent of	Unpaid	Percent of
	Principal	Book of	Principal	Book of
	Balance	Business(1)	Balance	Business(1)
	(Dollars in millions)

Loans and Fannie Mae MBS:
Alt-A(2)	$310,463	11%	$318,121	12%
Subprime(3)	20,014	1	22,126	1

Total	$330,477	12%	$340,247	13%

Private-label securities:
Alt-A(4)	$29,507	1%	$32,475	1%
Subprime(5)	28,276	1	32,040	1

Total	$57,783	2%	$64,515	2%

(1)	Calculated based on total unpaid principal balance of the total single-family mortgage credit book of business.

(2)	Represents Alt-A mortgage loans held in our portfolio and Fannie Mae MBS backed by Alt-A mortgage loans.

(3)	Represents subprime mortgage loans held in our portfolio and Fannie Mae MBS backed by subprime mortgage loans.

(4)	Represents private-label mortgage-related securities backed by Alt-A mortgage loans.

(5)	Represents private-label mortgage-related securities backed by subprime mortgage loans.

Other concentrations

Mortgage Servicers.  Mortgage servicers collect mortgage and escrow payments from borrowers, pay taxes and insurance costs from escrow accounts, monitor and report delinquencies, and perform other required activities on our behalf. Our business with our mortgage servicers is concentrated. Our ten largest single-family mortgage servicers serviced 73% and 74% of our single-family mortgage credit book of business as of June 30, 2008 and December 31, 2007, respectively. Our ten largest multifamily mortgage servicers serviced 69% and 72% of our multifamily mortgage credit book of business as of June 30, 2008 and December 31, 2007, respectively. In July 2008, our largest mortgage servicer was acquired. Reduction in the number of mortgage servicers would result in an increase in our concentration risk with the remaining servicers in the industry.

If one of our principal mortgage servicers fails to meet its obligations to us, it could increase our credit-related expenses and credit losses, result in financial losses to us and have a material adverse effect on our earnings, liquidity, financial condition and capital position.

Mortgage Insurers.  We had primary and pool mortgage insurance coverage on single-family mortgage loans in our guaranty book of business of $106.1 billion and $9.9 billion, respectively, as of June 30, 2008, compared with $93.7 billion and $10.4 billion, respectively, as of December 31, 2007. Eight mortgage insurance companies provided 99% of our mortgage insurance as of both June 30, 2008 and December 31, 2007.

Recent increases in mortgage insurance claims due to higher credit losses in recent periods have adversely affected the financial results and condition of many mortgage insurers. In various actions since December 31, 2007, Standard & Poor’s, Fitch and Moody’s downgraded the insurer financial strength ratings of seven of our

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

top eight primary mortgage insurer counterparties. As of June 30, 2008, these seven mortgage insurers provided $114.0 billion, or 98%, of our total mortgage insurance coverage on single-family loans in our guaranty book of business. The current weakened financial condition of many of our mortgage insurer counterparties creates an increased risk that our mortgage insurer counterparties will fail to fulfill their obligations to reimburse us for claims under insurance policies. If we determine that it is probable that we will not collect all of our claims from one or more of these mortgage insurer counterparties, it could result in an increase in our loss reserves, which could adversely affect our earnings, liquidity, financial condition and capital position. As of June 30, 2008, we have not included any provision for losses resulting from the inability of our mortgage insurers to fully pay claims.

Financial Guarantors.  We were the beneficiary of financial guarantees of approximately $11.1 billion and $11.8 billion on the securities held in our investment portfolio or on securities that have been resecuritized to include a Fannie Mae guaranty and sold to third parties as of June 30, 2008 and December 31, 2007, respectively. The securities covered by these guarantees consist primarily of private-label mortgage-related securities and municipal bonds. We obtained these guarantees from nine financial guaranty insurance companies. These financial guaranty contracts assure the collectability of timely interest and ultimate principal payments on the guaranteed securities if the cash flows generated by the underlying collateral are not sufficient to fully support these payments.

If a financial guarantor fails to meet its obligations to us with respect to the securities for which we have obtained financial guarantees, it could reduce the fair value of our mortgage-related securities and result in financial losses to us, which could have a material adverse effect on our earnings, liquidity, financial condition and capital position.

17.	Fair Value of Financial Instruments

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

These estimates are based on pertinent information available to us at the time of the applicable reporting periods. In certain cases, fair values are not subject to precise quantification or verification and may fluctuate as economic and market factors vary, and our evaluation of those factors changes. Although we use our best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique. In these cases, a minor change in an assumption could result in a significant change in our estimate of fair value, thereby increasing or decreasing the amounts of our consolidated assets, liabilities, stockholders’ equity net income or loss.

The fair value of financial instruments disclosure required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments, includes commitments to purchase multifamily mortgage loans and single family

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

reverse mortgage loans, which are off-balance sheet financial instruments that are not recorded in our condensed consolidated balance sheets. The fair value of these commitments are included as “Mortgage loans held for investment, net of allowance for loan losses.” The disclosure excludes certain financial instruments, such as plan obligations for pension and other postretirement benefits, employee stock option and stock purchase plans, and also excludes all non-financial instruments. As a result, the fair value of our financial assets and liabilities does not represent the underlying fair value of our total consolidated assets and liabilities.

The following table displays the carrying value and estimated fair value of our financial instruments as of June 30, 2008 and December 31, 2007.

	As of
			December 31, 2007
	June 30, 2008			Estimated
	Carrying	Estimated	Carrying	Fair
	Value	Fair Value	Value(1)	Value(1)
	(Dollars in millions)

Assets:
Cash and cash equivalents(2)	$13,681	$13,681	$4,502	$4,502
Federal funds sold and securities purchased under agreements to resell	35,694	35,694	49,041	49,041
Trading securities	99,562	99,562	63,956	63,956
Available-for-sale securities	245,226	245,226	293,557	293,557
Mortgage loans held for sale	6,931	6,971	7,008	7,083
Mortgage loans held for investment, net of allowance for loan losses	411,300	403,664	396,516	395,822
Advances to lenders	9,459	9,236	12,377	12,049
Derivative assets	1,013	1,013	885	885
Guaranty assets and buy-ups	11,402	16,569	10,610	14,258

Total financial assets	$834,268	$831,616	$838,452	$841,153

Liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$443	$438	$869	$869
Short-term debt	240,223	240,256	234,160	234,368
Long-term debt	559,279	572,546	562,139	580,333
Derivative liabilities	1,712	1,712	2,217	2,217
Guaranty obligations	16,441	59,777	15,393	20,549

Total financial liabilities	$818,098	$874,729	$814,778	$838,336

(1)	Pursuant to our adoption of FSP FIN 39-1, we have reduced “Derivative assets at fair value” and “Derivative liabilities at fair value” in our condensed consolidated balance sheet as of December 31, 2007.

(2)	Includes restricted cash of $188 million and $561 million as of June 30, 2008 and December 31, 2007.

Notes to Fair Value of Financial Instruments

Cash and Cash Equivalents—The carrying value of cash and cash equivalents is a reasonable estimate of their approximate fair value.

Federal Funds Sold and Securities Purchased Under Agreements to Resell—The carrying value of our federal funds sold and securities purchased under agreements to resell approximates the fair value of these instruments

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

due to their short-term nature, exclusive of dollar roll repurchase transactions. The fair value of our dollar roll repurchase transactions reflects prices for similar securities in the market.

Trading Securities and Available- for-Sale Securities—Our investments in securities are recognized at fair value in our condensed consolidated financial statements. Fair values of securities are primarily based on observable market prices or prices obtained from third parties. Details of these estimated fair values by type are displayed in “Note 5, Investments in Securities.”

Mortgage Loans Held for Sale—Held for sale (“HFS”) loans are reported at the lower of cost or market (“LOCOM”) in our condensed consolidated balance sheets. We determine the fair value of our mortgage loans based on comparisons to Fannie Mae MBS with similar characteristics. Specifically, we use the observable market value of our Fannie Mae MBS as a base value, from which we subtract or add the fair value of the associated guaranty asset, guaranty obligation and master servicing arrangements.

Mortgage Loans Held for Investment—Held for investment (“HFI”) loans are recorded in our condensed consolidated balance sheets at the principal amount outstanding, net of unamortized premiums and discounts, cost basis adjustments and an allowance for loan losses. We determine the fair value of our mortgage loans based on comparisons to Fannie Mae MBS with similar characteristics. Specifically, we use the observable market value of our Fannie Mae MBS as a base value, from which we subtract or add the fair value of the associated guaranty asset, guaranty obligation and master servicing arrangements. Certain loans that do not qualify for MBS securitization are valued using market based data for similar loans or through a model approach that simulates a loan sale via a synthetic structure.

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

Derivatives Assets and Liabilities (collectively, “Derivatives”)—Our risk management derivatives and mortgage commitment derivatives are recognized in our condensed consolidated balance sheets at fair value, taking into consideration the effects of any legally enforceable master netting agreements that allow us to settle derivative asset and liability positions with the same counterparty on a net basis, as well as cash collateral. We use observable market prices or market prices obtained from third parties for derivatives, when available. For derivative instruments where market prices are not readily available, we estimate fair value using model-based interpolation based on direct market inputs. Direct market inputs include prices of instruments with similar maturities and characteristics, interest rate yield curves and measures of interest rate volatility. Details of these estimated fair values by type are displayed in “Note 9, Derivative Instruments and Hedging Activities.”

Guaranty Assets and Buy-ups—We estimate the fair value of guaranty assets based on the present value of expected future cash flows of the underlying mortgage assets using management’s best estimate of certain key assumptions, which include prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved. These cash flows are projected using proprietary prepayment, interest rate and credit risk models. Because guaranty assets are like an interest-only income stream, the projected cash flows from our guaranty assets are discounted using interest rate spreads from a representative sample of interest-only trust securities. We reduce the spreads on interest-only trusts to adjust for the less liquid nature of the guaranty asset. The fair value of the guaranty assets as presented in the table above and the recurring fair value measurement table below include the fair value of any associated buy-ups, which is estimated in the same manner as guaranty assets but are recorded separately as a component of “Other assets” in our condensed consolidated balance sheets. While the fair value of the guaranty assets reflect all guaranty arrangements, the carrying value primarily reflects only those arrangements entered into subsequent to our adoption of FIN 45.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase—The carrying value of our federal funds purchased and securities sold under agreements to repurchase approximate the fair value of these instruments due to the short-term nature of these liabilities, exclusive of dollar roll repurchase transactions.

Short-Term Debt and Long-Term Debt—We value the majority of our short-term and long-term debt using pricing services. Where third party pricing is not available on non-callable debt, we use a discounted cash flow approach based on the Fannie Mae yield curve with an adjustment to reflect fair values at the offer side of the market. When third party pricing is not available for callable bonds, we use internally-developed models calibrated to market to price these bonds. To estimate the fair value of structured notes, cash flows are evaluated taking into consideration any derivatives through which we have swapped out of the structured features of the notes. We continue to use third party prices to value our subordinated debt.

Guaranty Obligations—We measure the fair value of the guaranty obligation based on the fair value of the total compensation received in current market transactions. While the fair value of the guaranty obligation reflects all guaranty arrangements, the carrying value primarily reflects only those arrangements entered into subsequent to our adoption of FIN 45. See “Summary of Significant Accounting Policies” for information regarding the change in approach in measuring the fair value of our guaranty obligation.

Fair Value Measurement

Effective January 1, 2008, we adopted SFAS 157, which provides a framework for measuring fair value under GAAP, as well as expanded information about assets and liabilities measured at fair value, including the effect of fair value measurements on earnings. The impact of adopting SFAS 157 increased the beginning balance of retained earnings as of January 1, 2008 by $62 million, net of tax.

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

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

in the marketplace. This category also includes instruments whose values are based on quoted market prices provided by a single dealer that is corroborated by a recent transaction. Instruments in this category include mortgage and non-mortgage-related securities, mortgage loans held for sale, and debt and derivatives.

Level 3 is comprised of instruments whose fair value is estimated based on a market approach using alternate techniques or internally developed models using significant inputs that are generally less readily observable because of limited market activity or little or no price transparency. We include instruments whose value is based on a single source such as a dealer, broker or pricing service which cannot be corroborated by recent market transactions. Included in this category are guaranty assets and buy-ups, master servicing assets and liabilities, mortgage loans, mortgage and non-mortgage-related securities, long-term debt, derivatives, and acquired property.

Recurring Change in Fair Value

The following table displays our assets and liabilities measured on our condensed consolidated balance sheet at fair value on a recurring basis subsequent to initial recognition, including instruments for which we have elected the fair value option. Specifically, as disclosed under SFAS 157 requirements, total assets measured at fair value on a recurring basis and classified as level 3 were $56.6 billion, or 6% of “Total assets” in our condensed consolidated balance sheet as of June 30, 2008.

	Fair Value Measurements as of June 30, 2008
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Netting	Estimated
	(Level 1)	(Level 2)	(Level 3)	Adjustment(1)	Fair Value
	(Dollars in millions)

Assets:
Trading securities	$6	$85,231	$14,325	$—	$99,562
Available-for-sale securities	—	205,193	40,033	—	245,226
Derivative assets(2)	—	23,115	270	(22,372)	1,013
Guaranty assets and buy-ups	—	—	1,947	—	1,947

Total assets at fair value	$6	$313,539	$56,575	$(22,372)	$347,748

Liabilities:
Short-term debt	$—	$4,501	$—	$—	$4,501
Long-term debt	—	19,219	3,309	—	22,528
Derivative liabilities(2)	—	24,057	107	(22,452)	1,712
Other liabilities	—	276	—	—	276

Total liabilities at fair value	$—	$48,053	$3,416	$(22,452)	$29,017

(1)	Derivative contracts are reported on a gross basis by level. The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting agreements to settle with the same counterparty on a net basis, as well as cash collateral.

(2)	Excludes accrued fees related to the termination of derivative contracts.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the three and six months ended June 30, 2008. The table also displays gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in our condensed consolidated statements of operations for level 3 assets and liabilities for the three and six months ended June 30, 2008.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended June 30, 2008
				Guaranty
				Assets
	Trading	Available-for-sale	Net	and	Long-Term
	Securities	Securities	Derivatives	Buy-ups	Debt
	(Dollars in millions)

Beginning balance as of April 1, 2008	$17,972	$36,183	$252	$1,628	$(3,399)
Realized/unrealized gains (losses) included in net loss	357	(110)	(60)	181	(10)
Unrealized gains (losses) included in other comprehensive loss	—	(185)	—	69	—
Purchases, sales, issuances, and settlements, net	(1,586)	(1,134)	(28)	69	100
Transfers in/out of Level 3, net(1)	(2,418)	5,279	(1)	—	—

Ending balance as of June 30, 2008	$14,325	$40,033	$163	$1,947	$(3,309)

Net unrealized gains (losses) included in net loss related to assets and liabilities still held at period end(2)	$394	$—	$(100)	$149	$(5)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Six Months Ended June 30, 2008
				Guaranty
				Assets
	Trading	Available-for-sale	Net	and	Long-Term
	Securities	Securities	Derivatives	Buy-ups	Debt
	(Dollars in millions)

Beginning balance as of January 1, 2008	$18,508	$20,920	$161	$1,568	$(7,888)
Realized/unrealized gains (losses) included in net loss	(443)	(97)	(8)	201	6
Unrealized gains (losses) included in other comprehensive loss	—	(1,081)	—	10	—
Purchases, sales, issuances, and settlements, net	(2,400)	(1,829)	(92)	168	4,375
Transfers in/out of Level 3, net(1)	(1,340)	22,120	102	—	198

Ending balance as of June 30, 2008	$14,325	$40,033	$163	$1,947	$(3,309)

Net unrealized gains (losses) included in net loss related to assets and liabilities still held at period end(2)	$(168)	$—	$(45)	$208	$48

(1)	When pricing service quotes are not available or incomparable to additional market information, we may use alternate techniques which can result in level 3 prices. During the three and six months ended June 30, 2008, there was additional lack of market transparency resulting in increased level 3 classifications of AFS securities. Transfers into level 3 consisted primarily of private-label mortgage-related securities backed by Alt-A and subprime mortgage loans. For the three and six months ended June 30, 2008, we transferred from level 3 to level 2 some of our non-mortgage securities for which we received higher quality pricing service quotes and used less alternative valuation techniques.

(2)	Amount represents temporary changes in fair value. Amortization, accretion and other-than-temporary impairments are not considered unrealized and not included in this amount.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays gains and losses (realized and unrealized) included in our condensed consolidated statements of operations for the three and six months ended June 30, 2008 for our level 3 assets and liabilities measured in our condensed consolidated balance sheet at fair value on a recurring basis.

	For the Three Months Ended June 30, 2008
				Fair
	Interest			Value
	Income	Guaranty		Gains
	Investment in	Fee	Investment	(Losses),
	Securities	Income	Gains (Losses), net	net	Total
	(Dollars in millions)

Total realized/unrealized gains (losses) included in net loss as of June 30, 2008	$(1)	$82	$(11)	$288	$358
Net unrealized gains (losses) related to the assets and liabilities still held as of June 30, 2008	$—	$149	$—	$289	$438

	For the Six Months Ended June 30, 2008
				Fair
	Interest			Value
	Income	Guaranty		Gains
	Investment in	Fee	Investment	(Losses),
	Securities	Income	Gains (Losses), net	net	Total
	(Dollars in millions)

Total realized/unrealized gains (losses) included in net loss as of June 30, 2008	$(5)	$12	$88	$(436)	$(341)
Net unrealized gains (losses) related to the assets and liabilities still held as of June 30, 2008	$—	$208	$—	$(165)	$43

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Non-recurring Change in Fair Value

The following table displays assets and liabilities measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate for impairment), and the gains or losses recognized for the three and six months ended June 30, 2008, as a result of fair value measurement are summarized below.

					For the	For the
					Three Months	Six Months
	Fair Value Measurements				Ended	Ended
	For the Six Months Ended of June 30, 2008				June 30, 2008	June 30, 2008
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Estimated	Total	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value	Gains (Losses)	Gains (Losses)
	(Dollars in millions)

Assets:
Mortgage loans held for sale, at lower of cost or market	$—	$13,524	$812	$14,336	$(240)	$(315)
Mortgage loans held for investment, at amortized cost	—	—	257	257	(21)	(35)
Acquired property, net	—	—	3,832	3,832	(271)	(479)
Guaranty assets	—	—	3,480	3,480	(31)	(300)
Master servicing assets	—	—	615	615	(88)	(262)

Total assets at fair value	$—	$13,524	$8,996	$22,520	$(651)	$(1,391)

Liabilities:
Master servicing liabilities	$—	$—	$10	$10	$2	$—

Total liabilities at fair value	$—	$—	$10	$10	$2	$—

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

Guaranty Assets and Buy-ups— Guaranty assets related to our portfolio securitizations are measured at fair value on a recurring basis and are classified within level 3 of the valuation hierarchy. Guaranty assets in a lender swap transaction that are impaired under Emerging Issues Task Force Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to Be Held by a Transferor in Securitized Financial Assets, are measured at fair value on a non-recurring basis and are classified within level 3 of the fair value hierarchy. As described above, level 3 inputs include management’s best estimate of certain key assumptions.

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

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

The following table displays the impact of adopting SFAS 159 to beginning retained earnings as of January 1, 2008.

	Carrying Value		Fair Value as of
	as of January 1, 2008		January 1, 2008
	Prior to Adoption of	Transition	After Adoption of
	Fair Value Option	Gain (Loss)	Fair Value Option
	(Dollars in millions)

Investments in securities	$56,217	$143 (1)	$56,217
Long-term debt	9,809	(10)	9,819

Pre-tax cumulative effective of adoption		133
Increase in deferred taxes		(47)

Cumulative effect of adoption to beginning retained earnings		$86

(1)	We adopted the fair value option for certain securities classified within our mortgage-related and non-mortgage-related investment portfolio previously classified as available-for-sale. These securities are presented in our condensed consolidated balance sheet at fair value in accordance with SFAS 115 and the amount of transition gain was recognized in AOCI as of December 31, 2007 prior to adoption of SFAS 159.

Elections

The following is a discussion of the primary financial instruments for which we made fair value elections and the basis for those elections.

Non-mortgage-related securities

We elected the fair value option for all non-mortgage-related securities, excluding those non-mortgage-related securities that are classified as cash equivalents, as these securities are held primarily for liquidity purposes and fair value reflects the most transparent basis for reporting. As of June 30, 2008, these instruments had an aggregate fair value of $22.6 billion.

Prior to the adoption of SFAS 159, these available-for-sale securities were recorded at fair value in accordance with SFAS 115, with changes recorded in AOCI. Following the election of the fair value option, these securities were reclassified to “Trading securities” in our condensed consolidated balance sheet and are now recorded at fair value with subsequent changes in fair value recorded in “Fair value gains (losses), net” in our condensed consolidated statements of operations.

Mortgage-related securities

We elected the fair value option for certain 15-year and 30-year agency mortgage-related securities that were previously classified as available-for-sale securities in our mortgage portfolio. These securities were selected

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

for the fair value option primarily in order to reduce the volatility in earnings that results from accounting asymmetry between our derivatives that are accounted for at fair value through earnings and our available-for-sale securities that are accounted for at fair value through AOCI. As of June 30, 2008, these instruments had an aggregate fair value of $16.5 billion.

Prior to the adoption of SFAS 159, these securities were recorded at fair value in accordance with SFAS 115. Following the election of the fair value option, these securities were reclassified to “Trading securities” in our condensed consolidated balance sheet and are now recorded at fair value with subsequent changes in fair value recorded in “Fair value gains (losses), net” in our condensed consolidated statements of operations.

Structured debt instruments

We elected the fair value option for short-term and long-term structured debt instruments that are issued in response to specific investor demand and have interest rates that are based on a calculated index or formula and that are economically hedged with derivatives at the time of issuance. By electing the fair value option for these instruments, we are able to eliminate the volatility in our results of operations that would otherwise result from the accounting asymmetry created by the accounting for these structured debt instruments at cost while accounting for the related and the economic hedges at fair value. As of June 30, 2008, these instruments had an aggregate fair value and unpaid principal balance of $4.5 billion, and an aggregate fair value and unpaid principal balance of $22.5 billion, recorded in “Short-term debt” and “Long-term debt,” respectively, in our condensed consolidated balance sheet.

Following the election of the fair value option, these debt instruments are recorded at fair value with subsequent changes in fair value recorded in “Fair value gains (losses), net.” These structured debt instruments continue to be classified as either “Short-term debt” or “Long-term debt” in our condensed consolidated balance sheets based on their original maturities. Interest accrued on these short-term and long-term debt instruments continues to be recorded in “Interest expense” in our condensed consolidated statements of operations.

Changes in Fair Value under the Fair Value Option Election

The following table displays debt fair value gains (losses), net, including changes attributable to instrument-specific credit risk. Amounts are recorded as a component of “Fair value gains (losses), net” in our condensed consolidated statements of operations for the three and six months ended June 30, 2008, for which the fair value election was made.

	For the Three Months Ended			For the Six Months Ended
	June 30, 2008			June 30, 2008
	Short-Term	Long-Term	Total Gains	Short-Term	Long-Term	Total Gains
	Debt	Debt	(Losses)	Debt	Debt	(Losses)
			(Dollars in millions)

Changes in instrument-specific risk	$(3)	$(29)	$(32)	$5	$63	$68
Other changes in fair value	4	32	36	(6)	(48)	(54)

Debt fair value gains (losses), net	$1	$3	$4	$(1)	$15	$14

In determining specific risk, the changes in Fannie Mae debt spreads to LIBOR that occurred during the period were taken into consideration with the overall change in the fair value of the debt for which we elected the fair value option under SFAS 159. Specifically, cash flows are evaluated taking into consideration any derivatives through which Fannie Mae has swapped out of the structured features of the notes and thus created a floating rate LIBOR-based debt instrument. The change in value of these LIBOR-based cash flows based on the Fannie Mae yield curve at the beginning and end of the period represents the instrument specific risk.

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

18.	Commitments and Contingencies

We are party to various types of legal proceedings that are subject to many uncertain factors that are not recorded in our condensed consolidated financial statements. Each of these is described below.

Litigation claims and proceedings of all types are subject to many uncertain factors that generally cannot be predicted with assurance. The following describes our material legal proceedings, examinations and other matters. An unfavorable outcome in certain of these legal proceedings could have a material adverse effect on our business, financial condition, results of operations and cash flows. In view of the inherent difficulty of predicting the outcome of these proceedings, we cannot state with confidence what the eventual outcome of the pending matters will be. Because we concluded that a loss with respect to any pending matter discussed below was not both probable and reasonably estimable as of August 7, 2008, we have not recorded a reserve for any of those matters. With respect to the lawsuits described below, we believe we have valid defenses to the claims in these lawsuits and intend to defend these lawsuits vigorously.

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

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

The lead plaintiffs filed an amended complaint on September 1, 2006, which added certain third parties as defendants. The amended complaint also added allegations concerning the nature of certain transactions between these entities and Fannie Mae, and added additional allegations from OFHEO’s May 2006 report on its special investigation of Fannie Mae and from a report by the law firm of Paul, Weiss, Rifkind & Garrison LLP on its investigation of Fannie Mae. On May 31, 2007, the court dismissed this consolidated lawsuit in its entirety against all defendants. On June 27, 2007, plaintiffs filed a Notice of Appeal, which is currently pending with the U.S. Court of Appeals for the District of Columbia. On April 16, 2008, the Court of Appeals granted lead plaintiffs’ motion to file a second amended complaint, which added only additional jurisdictional allegations.

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

Arthur Derivative Litigation

On November 26, 2007, Patricia Browne Arthur filed a shareholder derivative action in the U.S. District Court for the District of Columbia against certain of our current and former officers and directors and against us as a nominal defendant. The complaint alleges that the defendants wrongfully failed to disclose our exposure to the subprime mortgage crisis and that this failure artificially inflated our stock price and allowed certain of the defendants to profit by selling their shares based on material inside information; and that the Board improperly authorized the company to buy back $100 million in shares while the stock price was artificially inflated. The complaint alleges that the defendants violated Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934. It also alleges breaches of fiduciary duties; misappropriation of information; waste of corporate assets; and unjust enrichment. Plaintiff seeks damages on behalf of the company; corporate governance changes; equitable relief in the form of attaching, impounding or imposing a constructive trust on the individual defendants’ assets; restitution; and attorneys’ fees and costs.

Agnes Derivative Litigation

On June 25, 2008, L. Jay Agnes filed a shareholder derivative complaint in the United States District Court for the District of Columbia against certain of our current and former directors and officers, Fannie Mae as a nominal defendant, Washington Mutual, Inc., Kerry K. Killinger; Countrywide Financial Corporation and its subsidiaries and/or affiliates, Countrywide Home Loans, Inc., Countrywide Home Equity Loan Trust, and Countrywide Bank, FSB, LandSafe, Inc., Angelo R. Mozilo; First American Corporation, First American eAppraiseIt, Anthony R. Merlo, Jr., and Goldman Sachs Group, Inc.

The complaint alleges two general categories of derivative claims purportedly on our behalf against the current and former Fannie Mae officer and director defendants. First, it alleges illegal accounting manipulations occurring from approximately 1998 through 2004 (“pre-2005 claims”), which is based on the May 2006 OFHEO Report and is largely duplicative of the allegation contained in the existing derivative actions. Second, it makes allegations similar to those in the Arthur Derivative Litigation that was filed in November 2007 and described above. Specifically the complaint contends that the current and former Fannie Mae officer and director defendants irresponsibly engaged in “highly speculative real estate transactions” and concealed the extent of the Company’s exposure to the subprime mortgage crisis, while wasting Company assets by causing it to repurchase its own shares at inflated prices at the same time that certain defendants sold their personally held shares. Based upon these allegations, the complaint asserts causes of action against the current and former Fannie Mae officer and director defendants for breach of fiduciary duty, indemnification, negligence, unjust enrichment, and violations of Section 304 of the Sarbanes-Oxley Act of 2002.

In addition, Mr. Agnes asserts a direct claim on his own behalf under Section 14(a) of the Securities Exchange Act of 1934 and SEC Rule 14a-9 based upon allegations that the Company’s 2008 Proxy Statement was

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

intentionally false and misleading and concealed material facts in order that members of the Board could remain in control of the company.

The complaint seeks a declaration that the current and former officer and director defendants breached their fiduciary duties; a declaration that the election of directors pursuant to the 2008 Proxy Statement is null and void, a new election of directors; an accounting for losses and damages to us as a result of the alleged misconduct, disgorgement; unspecified compensatory damages; punitive damages; attorneys’ fees, and other fees and costs; as well as injunctive relief directing us to reform our corporate governance and internal control procedures.

ERISA Action

In re Fannie Mae ERISA Litigation (formerly David Gwyer v. Fannie Mae)

On October 14, 2004, David Gwyer filed a proposed class action complaint in the U.S. District Court for the District of Columbia. Two additional proposed class action complaints were filed by other plaintiffs on May 5, 2005 and May 10, 2005. These cases are based on the Employee Retirement Income Security Act of 1974 (“ERISA”) and name us, our Board of Directors’ Compensation Committee and certain of our former and current officers and directors as defendants.

These cases were consolidated on May 24, 2005 in the U.S. District Court for the District of Columbia and a consolidated complaint was filed on June 16, 2005. The plaintiffs in this consolidated ERISA-based lawsuit purport to represent a class of participants in our Employee Stock Ownership Plan between January 1, 2001 and the present. Their claims are based on alleged breaches of fiduciary duty relating to accounting matters. Plaintiffs seek unspecified damages, attorneys’ fees, and other fees and costs, and other injunctive and equitable relief. On July 23, 2007, the Compensation Committee of our Board of Directors filed a motion to dismiss, which the Court denied on July 17, 2008.

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

FANNIE MAE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

19.	Subsequent Events

The Federal Housing Finance Regulatory Reform Act of 2008

On July 30, 2008, President Bush signed into law a housing recovery package that included government sponsored entity regulatory reform legislation which became effective immediately. The legislation establishes the FHFA, which replaces OFHEO and HUD as our new safety, soundness and mission regulator. In addition to other requirements, the legislation includes the following provisions:

Capital.  FHFA will have broad authority to establish capital requirements and capital or reserve requirements for specific products and activities.

Portfolio.  The legislation requires FHFA to establish standards governing our portfolio holdings to ensure that they are backed by sufficient capital. The legislation further requires FHFA to monitor our portfolio and, in certain circumstances, authorizes FHFA to require us to dispose of or acquire assets. The circumstances under which the authority would be exercised are subject to rulemaking, and therefore, any potential impact on our condensed consolidated financial statements is uncertain.

Affordable Housing Allocations.  The legislation requires us to make annual allocations to fund government affordable housing programs, based on the dollar amount of our total new business purchases, at the rate of 4.2 basis points per dollar.

Enhanced Authority of U.S. Treasury to Purchase GSE Securities.  Until December 31, 2009, the U.S. Treasury is authorized to buy our obligations and other securities, on such terms and in such amounts as Treasury may determine, subject to our agreement. As of August 7, 2008, the U.S. Treasury has not acquired our obligations or other securities. The U.S. Treasury’s acquisition of our obligations or securities could materially adversely affect our business, competitiveness, ability to pay dividends, and our ability to access the private capital markets in the future.

Decrease in Common Stock Dividend

On August 7, 2008, our Board of Directors decreased our common stock dividend from $0.35 per share to $0.05 per share effective for the third quarter of 2008, payable on August 29, 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosure about market risk is set forth in “Part I—Item 2—MD&A—Risk Management—Interest Rate Risk Management and Other Market Risks.”

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2008. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures.

Our Chief Executive Officer and Chief Financial Officer have concluded, based on this evaluation, that as of June 30, 2008, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

The following information supplements and amends our discussion set forth under “Part I—Item 3—Legal Proceedings” in our 2007 Form 10-K and “Part II—Item 1—Legal Proceedings” in our 2008 Q1 Form 10-Q. In addition to the matters specifically described in this item, we are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that do not have a material impact on our business.

We record reserves for claims and lawsuits when they are both probable and reasonably estimable. We presently cannot determine the ultimate resolution of the matters described below and in our 2007 Form 10-K and 2008 Q1 Form 10-Q. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, we have not recognized in our condensed consolidated financial statements the potential liability that may result from these matters. If one or more of these matters is determined against us, it could have a material adverse effect on our earnings, liquidity and financial condition.

Shareholder Derivative Lawsuits

In re Fannie Mae Shareholder Derivative Litigation

In the consolidated shareholder derivative lawsuit against certain of our current and former officers and directors and against us as a nominal defendant, on April 16, 2008, the U.S. Court of Appeals for the District of Columbia granted lead plaintiffs’ motion to file a second amended complaint, which added only additional jurisdictional allegations.

Agnes Derivative Litigation

On June 25, 2008, L. Jay Agnes filed a shareholder derivative complaint in the United States District Court for the District of Columbia against certain of our current and former directors and officers, us as a nominal defendant, Washington Mutual, Inc., Kerry K. Killinger; Countrywide Financial Corporation and its subsidiaries and/or affiliates, Countrywide Home Loans, Inc., Countrywide Home Equity Loan Trust, and Countrywide Bank, FSB, LandSafe, Inc., Angelo R. Mozilo; First American Corporation, First American eAppraiseIt, Anthony R. Merlo, Jr., and Goldman Sachs Group, Inc.

The complaint alleges two general categories of derivative claims purportedly on our behalf against the current and former Fannie Mae officer and director defendants. First, it alleges illegal accounting manipulations occurring from approximately 1998 through 2004. These claims are based on the May 2006 OFHEO Report and are largely duplicative of the allegations contained in the existing derivative actions. Second, it makes allegations similar to those in the Arthur Derivative Litigation that was filed in November 2007 and described in our 2007 Form 10-K. Specifically, the complaint contends that the current and former Fannie Mae officer and director defendants irresponsibly engaged in “highly speculative real estate transactions” and concealed the extent of our exposure to the subprime mortgage crisis, while wasting our assets by causing us to repurchase our own shares at inflated prices at the same time that certain defendants sold their personally held shares. Based upon these allegations, the complaint asserts causes of action against the current and former Fannie Mae officer and director defendants for breach of fiduciary duty, indemnification, negligence, unjust enrichment, and violations of Section 304 of the Sarbanes-Oxley Act of 2002.

In addition, Mr. Agnes asserts a direct claim on his own behalf under Section 14(a) of the Securities Exchange Act of 1934 and SEC Rule 14a-9 based upon allegations that our 2008 Proxy Statement was intentionally false and misleading and concealed material facts in order that members of the Board could remain in control of the company.

The complaint seeks a declaration that the current and former officer and director defendants breached their fiduciary duties; a declaration that the election of directors pursuant to the 2008 Proxy Statement is null and void; a new election of directors; an accounting for losses and damages to us as a result of the alleged misconduct; disgorgement; unspecified compensatory damages; punitive damages; attorneys’ fees, and other fees and costs; as well as injunctive relief directing us to reform our corporate governance and internal control procedures.

ERISA Action

In re Fannie Mae ERISA Litigation (formerly David Gwyer v. Fannie Mae)

In the consolidated ERISA-based lawsuit against us, the Compensation Committee of our Board of Directors and certain of our former and current officers and directors, on July 17, 2008, the U.S. District Court for the District of Columbia denied the motion to dismiss filed by the Compensation Committee of our Board of Directors.

Former Management Arbitration

Former CEO Arbitration

In the arbitration proceeding with Franklin D. Raines, our former Chairman and Chief Executive Officer, on April 1, 2008, the parties signed a final stipulation and consent award resolving the issues raised in

Mr. Raines’s arbitration without any additional payment by Fannie Mae. Under the final stipulation and consent award, Mr. Raines agreed not to sue Fannie Mae on the compensation issues reserved in the June 26, 2007 notice to the arbitrator, as well as on any other claims relating to stock options and other forms of incentive compensation. The agreement permits Mr. Raines to pursue such claims only in the event that Fannie Mae directly sues Mr. Raines. In addition, the final stipulation and consent award allows Mr. Raines to share proportionally to the extent Fannie Mae pays to other eligible recipients any additional shares of common stock under the performance share program for the three-year performance share cycle that ended in 2003, or any shares of stock under the performance share program for the three-year performance share cycle that ended in 2004. On June 30, 2008, the arbitrator entered an order terminating the arbitration pursuant to the terms of the final stipulation and consent award.

Former CFO Arbitration

On July 8, 2008, our former Chief Financial Officer and Vice Chairman, J. Timothy Howard, initiated an arbitration proceeding against Fannie Mae before a Federal Arbitration, Inc. panelist. Mr. Howard claims that he is entitled to salary continuation under his employment agreement because, in December 2004, he allegedly terminated his employment with Fannie Mae for “Good Reason,” as defined in his employment agreement, effective January 31, 2005. We believe the claim is without merit, and that Mr. Howard did not resign his employment for Good Reason. The parties have stipulated that should Mr. Howard prevail on his salary continuation claim, the damages awarded on that claim would be approximately $1.7 million plus any interest deemed appropriate by the arbitrator under applicable law. We have also reserved the discretion, in this arbitration, to pursue counterclaims against Mr. Howard growing out of Mr. Howard’s service as Chief Financial Officer and Vice Chairman of the company’s Board of Directors. Pursuant to Mr. Howard’s employment agreement, we will advance legal fees and expenses Mr. Howard reasonably incurs as a result of the arbitration. Those fees and expenses must be repaid to Fannie Mae should Mr. Howard not prevail in the arbitration.

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

Risks Relating to Our Business

We are subject to mortgage credit risk. We expect increases in borrower delinquencies and defaults on mortgage assets that we own or that back our guaranteed Fannie Mae MBS to continue to adversely affect our earnings, financial condition and capital position.

We are exposed to mortgage credit risk relating to both the mortgage assets that we hold in our investment portfolio and the mortgage assets that back our guaranteed Fannie Mae MBS. Borrowers may fail to make required payments of principal and interest on mortgage loans that we own or that back our guaranteed Fannie Mae MBS, exposing us to the risk of credit losses and credit-related expenses.

Conditions in the housing market have worsened in 2008. Home prices have continued to decline in most regions of the country and on a national basis. California, Florida, Arizona and Nevada, which previously experienced rapid home price increases, are now experiencing steep home price declines. The Midwest has continued to experience economic weakness and there has been an overall slowdown in the U.S. economy. The recent contraction in the availability of mortgage credit and declines in home prices have limited borrowers’ ability to refinance their mortgage loans or sell their homes to avoid falling behind in their payments or defaulting on their mortgage loans. These conditions have contributed to a deterioration in the credit performance of our book of business, including higher serious delinquency rates, default rates and average loan loss severities on the mortgage loans we hold or that back our guaranteed Fannie Mae MBS. As a result, we have experienced credit-related expenses and credit losses during the first six months of 2008 that substantially exceeded our credit-related expenses and credit losses for the comparable period in 2007, which has adversely affected our earnings, financial condition and capital position.

These worsening credit performance trends have been most notable in certain higher risk loan categories, states and vintages. Higher risk loans (such as Alt-A loans, interest-only loans, loans to borrowers with low credit scores and loans with high LTV ratios), loans originated in states that have experienced rapid home price declines (such as California, Florida, Nevada and Arizona) or economic weakness (such as Michigan and Ohio), and loans originated in 2006 and 2007 have represented a disproportionately large share of our seriously delinquent loans and charge-offs for the first six months of 2008. We present more detailed information about the risk characteristics of our conventional single-family mortgage credit book of business in “Part I—Item 2—MD&A—Risk Management—Credit Risk Management—Mortgage Credit Risk Management” and we present more detailed information on our credit-related expenses, credit losses and results of operations for the first six months of 2008 in “Part I—Item 2—MD&A—Consolidated Results of Operations.”

We expect that these adverse credit performance trends will continue and that we will experience increased delinquencies, defaults, credit-related expenses and credit losses for the remainder of 2008. We have already observed additional deterioration in credit performance trends in July. The amount by which delinquencies, defaults, credit-related expenses and credit losses will increase will depend on a variety of factors, including the extent of national and regional declines in home prices, the level of interest rates and employment rates. In particular, we expect that the onset of a recession, either in the United States as a whole or in specific regions of the country, would significantly increase the level of our delinquencies, defaults, credit-related expenses and credit losses. Increases in our credit-related expenses would reduce our earnings and adversely affect our financial condition, liquidity and capital position.

We may experience further write-downs and losses relating to our investment securities, which could adversely affect our earnings, liquidity, capital position and financial condition.

We have experienced a significant increase in losses and write-downs on our investment securities for the first six months of 2008, as compared with the same period in 2007. A substantial portion of these losses and write-downs relate to our investments in private-label mortgage-related securities backed by Alt-A and subprime mortgage loans. The fair value of these investments may be further adversely affected by additional ratings downgrades or other events.

A substantial portion of our investment securities are classified as AFS, with changes in the fair value of those securities recorded in accumulated other comprehensive income (loss) (“AOCI”), rather than in earnings, until we dispose of the securities. The amount of these gross unrealized losses on our AFS investment securities has significantly increased, from $4.8 billion as of December 31, 2007 to $11.2 billion as of June 30, 2008. If there is further deterioration in the housing and mortgage markets and the decline in home prices exceeds our current expectations, we may recognize significant other-than-temporary impairment amounts in the future. See “Part I—Item 2—MD&A—Consolidated Balance Sheet Analysis—Investments in Private-Label Mortgage-Related Securities” for more detailed information on our investments in private-label securities backed by Alt-A and subprime loans.

Changes in market conditions could further reduce the fair value of our other investment securities, particularly those securities that are less liquid and more subject to volatility, such as commercial mortgage-backed securities and mortgage revenue bonds. In addition, in recent months, there have been multiple credit rating downgrades of various classes of the subprime and Alt-A private-label securities held in our portfolio, and other classes have been placed under review for possible downgrade. Mortgage loan delinquencies, defaults and credit losses have also increased in recent months, particularly in the subprime and Alt-A sectors. As a result, we also could experience further significant losses or other-than-temporary impairment on other investment securities in our mortgage portfolio or our liquid investment portfolio.

Market illiquidity also has increased the amount of management judgment required to value certain of our securities. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the value of our investment securities in the future. If we decide to sell any of these securities, the price we ultimately realize will depend on the demand and liquidity in the market at that time and may be materially lower than their current fair value. Any of these factors could require us to take further write-downs in the value of our investment portfolio, which would have an adverse effect on our earnings, liquidity, capital position and financial condition in the future.

Our ability to meet our regulatory capital requirements may be adversely affected by market conditions, and actions that we may take to maintain or increase our regulatory capital could adversely affect our stockholders.

Our ability to meet our regulatory capital requirements may be adversely affected by market conditions and volatility. We expect some or all of the market conditions that contributed to our net losses in the second half of 2007 and first half of 2008 to continue, and therefore to continue to adversely affect the amount of our capital. Factors that could adversely affect the adequacy of our capital for future periods include: additional net losses; continued declines in home prices; increases in our credit and interest rate risk profiles; adverse changes in interest rates or implied volatility; the ineffectiveness of hedge accounting; adverse OAS changes; impairments of private-label mortgage-related securities; the establishment of a valuation allowance against our deferred tax assets; counterparty downgrades; downgrades of private-label mortgage-related securities (with respect to risk-based capital); legislative or regulatory actions that increase our capital requirements; and changes in GAAP or generally accepted accounting practices.

We may take a variety of actions to maintain or increase our capital in order to continue to meet our regulatory capital requirements, including: issuing additional common or preferred stock; further reducing or eliminating our common stock dividend; forgoing opportunities to acquire or securitize assets; reducing the size of our investment portfolio through liquidations or by selling assets; slowing growth of our guaranty business; increasing our guaranty fees and changing our current business practices to reduce our losses and expenses. Our ability to execute any of these actions or their effectiveness may be limited and could reduce our earnings. For example, our ability to issue additional preferred or common stock would depend, in part, on market conditions, and we may not be able to raise additional capital in the amounts and at the time needed, on favorable terms or at all. Issuances of new common or preferred stock are likely to be dilutive to existing stockholders and may carry other terms and conditions that could adversely affect the value of the common or preferred stock held by existing stockholders. Issuances of new preferred stock also may be costly and may result in downgrades in our credit ratings. To the extent we raised capital by selling our securities to the U.S. Treasury, the terms and conditions related to any such transaction could be materially adverse to us and or our shareholders.

If we fail to meet our regulatory capital requirements, we would become subject to significant restrictions on our business and use of capital.

If we become undercapitalized (that is, we fail to meet our risk-based capital requirement but continue to meet our minimum capital requirement), we would be required to submit and implement a capital restoration plan to FHFA and would become subject to significant restrictions on our business and use of capital. We would not be permitted to make any capital distribution that would cause us to be reclassified as significantly or critically undercapitalized. In addition, we would not be permitted to increase the size of our mortgage portfolio or to engage in any new activity without the approval of the Director of FHFA. The Director of FHFA would also have the discretionary authority to take a number of additional actions relating to our business, including requiring that we sell assets, reduce our off-balance sheet obligations, acquire new capital, terminate certain business activities, replace our management or any other action the Director deems appropriate. If we become significantly undercapitalized (that is, under existing regulations, we fail to meet our minimum capital requirement, but continue to meet our critical capital requirement), we would become subject to significant additional restrictions beyond those described above. If we become critically undercapitalized (that is, we fail to meet both our risk-based and critical capital requirements), the Director of FHFA may place us into conservatorship or receivership under specified conditions, which would transfer control of the corporation to the U.S. government. Moreover, the Director of FHFA is required to appoint a receiver if he determines that, for the preceding 60 days, our debts have exceeded our assets or we have not been paying our debts as they become due.

The Director of FHFA also has the discretionary authority to downgrade our capital classification if the Director determines that we are engaging in conduct that could result in rapid depletion of our capital, the value of the property subject to mortgages we hold or have securitized has decreased significantly or we are operating in an unsafe or unsound condition, or for other reasons. In addition, the Director of FHFA has the right, by order, to temporarily increase our capital requirements to ensure our safe and sound operations.

We depend on our mortgage insurer counterparties to provide services that are critical to our business. If one or more of these counterparties defaults on its obligations to us or becomes insolvent, it could materially adversely affect our earnings, liquidity, financial condition and capital position.

Increases in mortgage insurance claims due to higher credit losses in recent periods have adversely affected the financial results and condition of many mortgage insurers. The insurer financial strength ratings of several of our major mortgage insurer counterparties have been downgraded in recent months to reflect their weakened financial condition. This condition creates an increased risk that these counterparties will fail to fulfill their obligations to reimburse us for claims under insurance policies.

If the financial condition of one or more of these mortgage insurer counterparties deteriorates further, it could result in an increase in our loss reserves and the fair value of our guaranty obligations if we determine it is probable that we would not collect all of our claims from the affected mortgage insurer, which could adversely affect our earnings, liquidity, financial condition and capital position. In addition, if a mortgage insurer implements a run-off plan in which the insurer no longer enters into new business, which was the substance of Triad Guaranty Insurance Corporation’s announcement in June 2008, the quality and speed of their claims processing could deteriorate. Following Triad’s announced run-off, we suspended Triad as a qualified provider of mortgage insurance effective July 15, 2008, the date as of which it announced it would cease entering into new business. As a result, we could experience an increase in our concentration risk with the remaining mortgage insurer counterparties.

If another of our mortgage insurer counterparties stopped entering into new business or became insolvent, or if we were no longer willing to conduct business with more of our existing mortgage insurer counterparties, it is likely we would further increase our concentration risk with the remaining mortgage insurers in the industry.

In addition, we are required pursuant to our charter to obtain credit enhancement on conventional single-family mortgage loans that we purchase or securitize with LTV ratios over 80% at the time of purchase. Accordingly, if we are no longer able or willing to conduct business with some of our primary mortgage insurer counterparties and we do not find suitable alternative methods of obtaining credit enhancement for these loans, we may be restricted in our ability to purchase loans with LTV ratios over 80% at the time of purchase. This restriction could negatively impact our competitive position and our earnings.

We rely on internal models to manage risk and to make business decisions. Our business could be adversely affected if those models fail to produce reliable results.

We make significant use of business and financial models to measure and monitor our risk exposures and to manage our business. For example, we use models to measure and monitor our exposures to interest rate and other market risks and credit risk. The information provided by these models is used in making business decisions relating to strategies, initiatives, transactions and products.

Models are inherently imperfect predictors of actual results because they are based on data available to us and our assumptions about factors such as future loan demand, prepayment speeds, default rates, severity rates and other factors that may overstate or understate future experience. Our models could produce unreliable results for a number of reasons, including invalid or incorrect assumptions underlying the models, the need for manual adjustments to respond to rapid changes in economic conditions, incorrect coding of the models, incorrect data being used by the models or because actual results do not conform to the historical trends and experience used to build the models.

The turmoil in the housing and credit markets, including the decrease in availability of corporate credit and liquidity within the mortgage industry, creates additional risk regarding the reliability of our models, particularly since we may make adjustments to our models in response to rapid changes in economic conditions. This may increase the risk that our models could produce unreliable results. When market conditions change rapidly and dramatically, as they have several times in recent periods, the assumptions that we use for our models may not keep pace with changing conditions. If our models fail to produce reliable results, we may not make appropriate risk management or business decisions, including decisions affecting loan purchases, management and guaranty fee pricing, asset and liability management and capital management, and any of those decisions could adversely affect our earnings, liquidity, capital position and financial condition. Furthermore, any strategies we employ to attempt to manage the risks associated with our use of models may not be effective.

An inability to access the debt capital markets would have a material adverse effect on our liquidity, earnings, financial condition and capital position.

Our ability to operate our business, meet our obligations and generate net interest income depends primarily on our ability to issue substantial amounts of debt frequently and at attractive rates. The issuance of short-term and long-term debt securities in the domestic and international capital markets is our primary source of funding for our purchases of assets for our mortgage portfolio and for repaying or refinancing our existing debt. Moreover, a primary source of our revenue is the net interest income we earn from the difference, or spread, between the return that we receive on our mortgage assets and our borrowing costs. In addition, if we issue greater amounts of short-term debt than long-term debt, we may have periods where we have more debt maturing than we are able to replace. Our ability to obtain funds through the issuance of debt, and the cost at which we are able to obtain these funds, depends on many factors, including:

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

Foreign investors, particularly in Asia, hold a significant portion of our debt securities and are an important source of funding for our business. The willingness of foreign investors to purchase and hold our debt securities can be influenced by many factors, including changes in the world economies, changes in foreign-currency exchange rates, regulatory and political factors, as well as the availability of and preferences for other investments. If foreign investors divest any significant portion of their holdings or reduce their purchases of our debt securities, our funding costs may increase. The willingness of foreign investors to purchase or hold our debt securities, and any changes to such willingness, may materially affect our liquidity, earnings, financial condition and capital position. Foreign investors are also significant purchasers of mortgage-related securities and changes in the strength and stability of foreign demand for mortgage-related securities could affect the overall market for those securities and the returns available to us on our portfolio investments.

If we are unable to issue debt securities at attractive rates in amounts sufficient to operate our business and meet our obligations, it would have a material adverse effect on our liquidity, earnings, financial condition and capital position.

Our liquidity contingency plan may not provide sufficient liquidity to operate our business and meet our obligations in the event that we cannot access the debt capital markets.

In the event that we are unable to access the debt capital markets, we maintain a liquidity contingency plan that is intended to allow us to meet all of our cash obligations for 90 days without relying upon the issuance of unsecured debt. This plan is described in “Part I—Item 2—MD&A—Liquidity and Capital Management—Liquidity—Liquidity Contingency Plan.” To the extent that a liquidity event lasts for more than 90 days, or our expectations concerning the market conditions that exist during a liquidity event, or our access to funds, prove to be inaccurate (including, for example, if our expectations of the level of secured financing “haircuts” (the difference between the market and pledge value of the assets) that would be required to fund our obligations in a stressed market event environment is greater than expected), our ability to repay maturing indebtedness and fund our operations could be significantly impaired. Even within the 90-day time frame contemplated by our liquidity contingency plan, we depend on continuous access to secured financing in the repurchase and securities lending markets to continue our operations, and that access could be impaired by factors that are not specific to Fannie Mae, such as a severe disruption of the financial markets. Our ability to sell mortgage assets and other assets may also be impaired, or be subject to a greater “haircut,” if other market participants are seeking to sell similar assets at the same time.

A decrease in our current credit ratings would have an adverse effect on our ability to issue debt on acceptable terms, which would reduce our earnings and materially adversely affect our ability to conduct our normal business operations and our liquidity and financial condition.

Our borrowing costs and our broad access to the debt capital markets depend in large part on our high credit ratings, particularly on our senior unsecured debt. Our ratings are subject to revision or withdrawal at any time by the rating agencies. Factors such as the amount of our net losses, deterioration in our capital levels, actions by governmental entities or others, and sustained declines in our long-term profitability could adversely affect our credit ratings. A reduction in our credit ratings could increase our borrowing costs, limit our access to the capital markets and trigger additional collateral requirements under our derivatives contracts and other borrowing arrangements. A substantial reduction in our credit ratings would reduce our earnings and materially adversely affect our liquidity, our ability to conduct our normal business operations and our financial condition. Our credit ratings and ratings outlook is included in “Part I—Item 2—MD&A—Liquidity and Capital Management—Liquidity—Credit Ratings.”

New legislation may have a material adverse effect on our business, competitiveness, results of operations and financial condition.

The Regulatory Reform Act, enacted on July 30, 2008, will have a significant effect on us in a variety of ways. We expect that our new regulator will implement the various provisions of the legislation over the next several months, generally through the administrative rulemaking process. We cannot predict the content of any regulations, orders and determinations that may result. In general, we remain subject to existing regulations, guidelines and orders until new ones are issued or made.

The legislation imposes an annual levy of 4.2 basis points on our total new business purchases which, absent a temporary suspension by FHFA, we are required to pay regardless of our earnings or the level of capital we hold at the time the levy is due. This levy could have a material adverse effect on our earnings and profitability. If the legislation had been in effect in 2007, we would have been required to pay approximately $300 million based on our 2007 purchases.

The legislation also contains numerous provisions that may significantly change how we are regulated and how we operate and may, under certain circumstances, have a material adverse effect on our overall financial condition and performance, on our ability to increase or maintain our market share and to compete successfully in our industry and on our ability to attract and retain senior executives. Regulations interpreting these new provisions have not yet been adopted, and may make the impact of such legislation more or less adverse for us. Examples of aspects of the legislation that may significantly affect us include the following:

•	Capital. FHFA will have broad authority to establish risk-based capital standards, increase the level of our required minimum capital, and establish capital or reserve requirements for specific programs or activities. Increasing our capital requirements may have a material adverse effect on our ability to grow our business and compete with other non-GSE market participants.

•	Portfolio. Under the new legislation, FHFA is required to establish standards governing our portfolio holdings, and is authorized, in some circumstances, to require us to dispose of or acquire assets selected by FHFA. If FHFA were to limit the size or composition of our portfolio assets, this would have a material adverse effect on our earnings and future profitability.

•	Product Approval. The legislation requires us to obtain FHFA’s approval, subject to limited exceptions, before we offer a new product. The product approval process may require us to comply with an extensive application process, including public notice of the proposed new product, coupled with a 30-day comment period, for a broad range of new products. Depending on the manner in which this provision is implemented, we may be significantly constrained in our ability to respond quickly to a changing marketplace by offering competitive products and services.

•	Affordable Housing Goals. The legislation provides FHFA with substantial discretion to set targets and other requirements that need not be balanced with our ability to engage in business that we believe is likely to produce reasonable economic returns.

•	Conservatorship and Receivership. FHFA has enhanced authority to place us into conservatorship or receivership, which would transfer control of the corporation to the U.S. government. In addition, FHFA has broad authority to restrict our growth and activities if it determines that we are not adequately capitalized.

•	Expanded Treasury Investment Authority. The Secretary of the Treasury has longstanding authority to purchase up to $2.25 billion of our obligations. The legislation provides the Secretary of the Treasury with additional temporary authority to purchase our obligations and other securities on terms that the

Secretary may determine, subject to our agreement. This expanded authority expires on December 31, 2009. In connection with exercising this authority, the Secretary must consider certain specified factors, including the need for preferences or priorities regarding payments to the government, and restrictions on the use of our resources, including limitations on the payment of dividends and executive compensation. As of August 7, 2008, Treasury has not made any investment in our obligations or securities. Any investment by Treasury could materially adversely affect our business, competitiveness, and ability to pay dividends, as well as our ability to access the private capital markets in the future. In addition, any investment by Treasury would likely result in increased dilution to holders of our common stock and could result in dilution or reduction or elimination of the dividend on our common stock or any series of our preferred stock.

We may be required to establish a valuation allowance against our deferred tax assets, which likely would materially adversely affect our results of operations, financial condition and capital position.

As of June 30, 2008, we had approximately $20.6 billion in net deferred tax assets on our consolidated balance sheet. Deferred tax assets refer to assets on our consolidated balance sheets that are attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and to tax credits. The realization of our deferred tax assets is dependent upon the generation of sufficient future taxable income.

We are in a cumulative book taxable loss position as of the three-year period ended June 30, 2008. For purposes of establishing a deferred tax valuation allowance, this cumulative book taxable loss position is considered significant, objective evidence that we may not be able to realize some portion of our deferred tax assets in the future. Based on our forecasts of future taxable income, we anticipate that it is more likely than not that our results of future operations will generate sufficient taxable income to allow us to realize our deferred tax assets, and, therefore, we did not record a valuation allowance against our net deferred tax assets as of June 30, 2008. If future events differ from our current forecasts, a valuation allowance may need to be established, which likely would have a material adverse effect on our results of operations, financial condition and capital position.

We have several key lender customers, and the loss of business volume from any one of these customers could adversely affect our business and result in a decrease in our market share and earnings.

Our ability to generate revenue from the purchase and securitization of mortgage loans depends on our ability to acquire a steady flow of mortgage loans from the originators of those loans. We acquire a significant portion of our mortgage loans from several large mortgage lenders. During the first six months of 2008, our top ten lender customers accounted for approximately 77% of our single-family business volume, and three of our customers each accounted for greater than 10% of our single-family business volume. Accordingly, maintaining our current business relationships and business volumes with our top lender customers is critical to our business.

We enter into mortgage purchase volume commitments with many of our customers that are renewed annually and provide for a minimum level of mortgage volume that these customers will deliver to us. In July 2008, Bank of America Corporation completed its acquisition of Countrywide Financial Corporation. Together, these companies accounted for approximately 28% of our single-family business volume in the first six months of 2008. Because the transaction has only recently been completed, it is uncertain how the transaction will affect our future business volume. The mortgage industry has been consolidating and a decreasing number of large lenders originate most single-family mortgages. The loss of business from any one of our major lenders could adversely affect our market share, our revenues and the liquidity of Fannie Mae MBS, which in turn could have an adverse effect on their market value.

In addition, some of our lender customers are experiencing, or may experience in the future, liquidity problems that would affect the volume of business they are able to generate. If any of our key lender customers significantly reduces the volume or quality of mortgage loans that the lender delivers to us or that we are willing to buy from them, we could lose significant business volume that we might be unable to replace, which could adversely affect our business and result in a decrease in our market share and earnings. In addition, a significant reduction in the volume of mortgage loans that we securitize could reduce the liquidity of Fannie Mae MBS, which in turn could have an adverse effect on their market value.

Negative publicity causing damage to our reputation could adversely affect our business prospects, liquidity, earnings, financial condition and capital position.

Reputation risk, or the risk to our business from negative public opinion, is inherent in our business. Negative public opinion could adversely affect our ability to keep and attract customers or otherwise impair our customer relationships, adversely affect our ability to obtain financing, impede our ability to hire and retain qualified personnel, hinder our business prospects or adversely impact the trading price of our securities. Perceptions regarding the practices of our competitors or our industry as a whole may also adversely impact our reputation. The effect of a poor reputation on third parties with whom we have important relationships may impair market confidence or investor confidence in our business operations as well. In addition, negative publicity could expose us to adverse legal and regulatory consequences, including greater regulatory scrutiny or adverse regulatory or legislative changes. These adverse consequences could result from our actual or alleged action or failure to act in any number of activities, including corporate governance, regulatory compliance, financial reporting and disclosure, maintenance of financial condition, purchases of products perceived to be predatory, safeguarding or using nonpublic personal information, or from actions taken by government regulators and community organizations in response to our actual or alleged conduct.

Risks Relating to Our Industry

A continuing, or broader, decline in U.S. home prices or in activity in the U.S. housing market will negatively impact our earnings, financial condition and capital position.

The continued deterioration of the U.S. housing market and national decline in home prices in the first half of 2008, along with the expected continued decline for the remainder of 2008 and 2009, are likely to result in increased delinquencies and defaults on the mortgage assets we own and that back our guaranteed Fannie Mae MBS, as well as increase the severity of our losses on defaulted mortgage loans. Increases in loan delinquencies, defaults and loss severities will result in a higher level of credit losses and credit-related expenses, which in turn will reduce our earnings and adversely affect our financial condition and capital position.

Our business volume is affected by the rate of growth in total U.S. residential mortgage debt outstanding and the size of the U.S. residential mortgage market. The rate of growth in total U.S. residential mortgage debt outstanding slowed sharply in 2007 and during the first half of 2008 in response to the reduced activity in the housing market and national declines in home prices. We believe the rate of growth in U.S. residential mortgage debt outstanding will slow even further in the second half of 2008 and in 2009. A decline in the rate of growth in mortgage debt outstanding reduces the number of mortgage loans available for us to purchase or securitize, which in turn could lead to a reduction in our net interest income and guaranty fee income. If we do not continue to increase our share of the secondary mortgage market, this decline in mortgage originations could adversely affect our earnings, financial condition and capital position.

Market uncertainty and volatility may adversely affect our business, profitability and results of operations.

The mortgage credit markets experienced difficult conditions and volatility during 2007 which continued in the first half of 2008. These deteriorating conditions in the mortgage market resulted in a decrease in availability of corporate credit and liquidity within the mortgage industry and have caused disruptions to normal operations of major mortgage originators, including some of our largest customers. These conditions resulted in less liquidity, greater volatility, widening of credit spreads and a lack of price transparency. We operate in these markets and are subject to potential adverse effects on our results of operations and financial condition due to our activities involving securities, mortgages, derivatives and other mortgage commitments with our customers.

Changes in general market and economic conditions in the United States and abroad may adversely affect our earnings, liquidity, financial condition and capital position.

Our earnings, liquidity, financial condition and capital position may be adversely affected by changes in general market and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, the value of the U.S. dollar compared with the value of foreign currencies, the rate of inflation, fluctuations in both the debt and equity capital markets, employment growth and unemployment rates, and the strength of the U.S. national economy and local economies in the United States and economies of other countries with investors that hold our debt. These conditions are beyond our control and may change suddenly and dramatically.

Changes in market and economic conditions could adversely affect us in many ways, including the following:

•	fluctuations in the global debt and equity capital markets, including sudden and unexpected changes in short-term or long-term interest rates, could decrease the fair value of our mortgage assets, derivatives positions and other investments, negatively affect our ability to issue debt at attractive rates, and reduce our net interest income; and

•	a recession or other economic downturn, or rising unemployment, in the United States, either as a whole or in specific regions of the country, could decrease homeowner demand for mortgage loans and increase the number of homeowners who become delinquent or default on their mortgage loans. An increase in delinquencies or defaults would likely result in a higher level of credit losses and credit-related expenses, which would reduce our earnings. Also, decreased homeowner demand for mortgage loans could reduce our guaranty fee income, net interest income and the fair value of our mortgage assets. A recession or other economic downturn could also increase the risk that our counterparties will default on their obligations to us or become insolvent, resulting in a reduction in our earnings and thereby adversely affecting our financial condition and capital position.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

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

In consideration of services rendered or to be rendered, we issued 34,737 shares of restricted stock during the quarter ended June 30, 2008. These share issuances were primarily made in connection with hirings and promotions. In addition, 4,308 restricted stock units vested, as a result of which 2,882 shares of common stock were issued and 1,426 shares of common stock that otherwise would have been issued were withheld by us in lieu of requiring the recipients to pay us the withholding taxes due upon vesting. Shares of restricted stock and restricted stock units granted under the Plans typically vest in equal annual installments over three or four years beginning on the first anniversary of the date of grant. Each restricted stock unit represents the right to receive a share of common stock at the time of vesting. As a result, restricted stock units are generally similar to restricted stock, except that restricted stock units do not confer voting rights on their holders.

All shares of restricted stock and restricted stock units were granted to persons who were employees or members of the Board of Directors of Fannie Mae.

Consistent with our Board of Directors’ determination in June 2007 that a portion of contingent awards of our common stock under our Performance Share Award Program would be paid out, on April 21, 2008, we paid out a total of 66,644 shares of common stock to Franklin D. Raines, our former Chief Executive Officer, and Timothy Howard, our former Chief Financial Officer, as a result of which 37,236 shares of common stock was issued and 29,408 shares of common stock that otherwise would have been issued were withheld by us in lieu of requiring the recipients to pay us the withholding taxes due upon the payment of these awards.

On June 30, 2008, we issued 5,112 shares of deferred common stock to non-management members of our Board of Directors in lieu of $102,500 in cash retainer payments for the second quarter of 2008. Deferred shares receive dividend equivalents which are reinvested in additional deferred shares. Each deferred share represents the right to receive a share of common stock upon distribution, which is approximately six months after the director has left the Board.

As reported in a current report on Form 8-K filed with SEC on May 14, 2008, we issued 94,300,000 shares of common stock and 51,750,000 shares of 8.75% Non-Cumulative Mandatory Convertible Preferred Stock, Series 2008-1 (the “Series 2008-1 Preferred Stock”) in two separate offerings that closed on May 14, 2008. As reported in a current report on Form 8-K filed with the SEC on May 19, 2008, in an offering that closed on that date we issued 80,000,000 shares of 8.25% Non-Cumulative Preferred Stock, Series T (the “Series T Preferred Stock”), plus an option to purchase up to an additional 12,000,000 shares of Series T Preferred Stock to cover over-allotments that was exercisable until June 12, 2008. The Series T Preferred Stock was sold through a syndicate of underwriters led by Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Morgan Stanley & Co. Incorporated, UBS Securities LLC and Wachovia Capital Markets, LLC. As a result of exercises of the over-allotment option, we issued and sold an aggregate of 9,000,000 shares of Series T Preferred Stock on May 22, 2008 and June 4, 2008. These over-allotment option shares had an aggregate initial offering price of $225,000,000 and an aggregate underwriting discount of $7,087,500, with total proceeds to Fannie Mae (exclusive of the offering expenses and any advisory fees) of $217,912,500.

The securities we issue are “exempted securities” under laws administered by the SEC to the same extent as securities that are obligations of, or are guaranteed as to principal and interest by, the United States, except that, under the Regulatory Reform Act, our equity securities are not treated as exempted securities for purposes of Section 12, 13, 14 or 16 of the Securities Exchange Act of 1934. As a result, we do not file registration statements with the SEC with respect to offerings of certain securities.

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

Fannie Mae’s securities offerings are exempted from SEC registration requirements, except that, under the Regulatory Reform Act, our equity securities are not treated as exempted securities for purposes of Section 12, 13, 14 or 16 of the Securities Exchange Act of 1934. As a result, we are not required to and do not file registration statements or prospectuses with the SEC with respect to certain securities offerings. To comply with the disclosure requirements of Form 8-K relating to the incurrence of material financial obligations, we report our incurrence of these types of obligations either in offering circulars or prospectuses (or supplements thereto) that we post on our Web site or in a current report on Form 8-K, in accordance with a “no-action” letter we received from the SEC Staff. In cases where the information is disclosed in a prospectus or offering circular posted on our Web site, the document will be posted on our Web site within the same time period that a prospectus for a non-exempt securities offering would be required to be filed with the SEC.

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

(b) None.

(c) Share Repurchases

Issuer Purchases of Equity Securities

The following table shows shares of our common stock we repurchased during the second quarter of 2008.

				Maximum Number
			Total Number of	of Shares that
	Total Number	Average	Shares Purchased	May Yet be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
	Purchased(1)	per Share	Announced Program(2)	the Program(3)
	(Shares in thousands)

2008
April 1-30	12,135	$28.51	—	58,313
May 1-31	18,248	29.53	—	57,140
June 1-30	10,179	26.06	—	56,995
Total	40,562

(1)	Consists of shares of common stock reacquired from employees to pay an aggregate of approximately $1.2 million in withholding taxes due upon the vesting of restricted stock.

(2)	On January 21, 2003, we publicly announced that the Board of Directors had approved a share repurchase program (the “General Repurchase Authority”) under which we could purchase in open market transactions the sum of (a) up to 5% of the shares of common stock outstanding as of December 31, 2002 (49.4 million shares) and (b) additional shares to offset stock issued or expected to be issued under our employee benefit plans. No shares were repurchased during the second quarter of 2008 pursuant to the General Repurchase Authority. The General Repurchase Authority has no specified expiration date.

(3)	Consists of the total number of shares that may yet be purchased under the General Repurchase Authority as of the end of the month, including the number of shares that may be repurchased to offset stock that may be issued pursuant to awards outstanding under our employee benefit plans. Repurchased shares are first offset against any issuances of stock under our employee benefit plans. To the extent that we repurchase more shares in a given month than have been issued under our plans, the excess number of shares is deducted from the 49.4 million shares approved for repurchase under the General Repurchase Authority. Because of new stock issuances and expected issuances pursuant to new grants under our employee benefit plans, the number of shares that may be purchased under the General Repurchase Authority fluctuates from month to month. See “Notes to Consolidated Financial Statements—Note 13, Stock-Based Compensation Plans” in our 2007 Form 10-K, for information about shares issued, shares expected to be issued, and shares remaining available for grant under our employee benefit plans. Shares that remain available for grant under our employee benefit plans are not included in the amount of shares that may yet be purchased reflected in the table above.

Dividend Restrictions

Our payment of dividends is subject to certain restrictions. Under the Regulatory Reform Act, FHFA has authority to prohibit capital distributions, including payment of dividends, if we fail to meet our capital requirements. If FHFA classifies us as significantly undercapitalized, approval of the Director of FHFA is required for any dividend payment. Under the Regulatory Reform Act, we are not permitted to make a capital distribution if, after making the distribution, we would be undercapitalized, except the Director of FHFA may permit us to repurchase shares if the repurchase is made in connection with the issuance of additional shares or obligations in at least an equivalent amount and will reduce our financial obligations or otherwise improve our financial condition.

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

Payment of dividends on our common stock is also subject to the prior payment of dividends on our 17 series of preferred stock, representing an aggregate of 607,125,000 shares outstanding as of June 30, 2008. Quarterly dividends declared on the shares of our preferred stock outstanding totaled $303 million for the quarter ended June 30, 2008.

For a description of our capital requirements, refer to “Notes to Condensed Consolidated Financial Statements—Note 15, Regulatory Capital Requirements.”

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Fannie Mae’s annual meeting of shareholders was held on May 20, 2008. At the meeting, shareholders voted on the following matters:

1. The election of 12 directors;

2. The ratification of the selection of Deloitte & Touche LLP as independent registered public accounting firm for 2008; and

3. A shareholder proposal to authorize cumulative voting in the election of directors.

The following individuals were elected as directors for a term expiring at the next annual meeting of the shareholders.

Director Nominee	Votes For	Votes Against

Stephen B. Ashley	861,925,071	22,514,949
Dennis R. Beresford	867,217,338	17,222,682
Louis J. Freeh	866,047,858	18,392,162
Brenda J. Gaines	867,008,320	17,431,700
Karen N. Horn, Ph.D.	855,375,542	29,064,478
Bridget A. Macaskill	866,199,847	18,240,173
Daniel H. Mudd	867,085,065	17,354,955
Leslie Rahl	864,428,317	20,011,703
John C. Sites, Jr.	867,350,249	17,089,771
Greg C. Smith	867,094,029	17,345,991
H. Patrick Swygert	865,830,917	18,609,103
John K. Wulff	865,591,897	18,848,123

The Regulatory Reform Act eliminated the provision from our charter that provided for the appointment of five members to our Board of Directors by the President of the United States.

The selection of Deloitte & Touche LLP as independent registered public accounting firm for 2008 was ratified as follows:

Votes FOR:	875,342,754
Votes AGAINST:	1,042,549
Abstentions:	8,054,717

There were no broker non-votes with respect to the ratification of the selection of Deloitte & Touche LLP.

A shareholder proposal to authorize cumulative voting in the election of directors was not approved as follows:

Votes FOR:	354,219,156
Votes AGAINST:	428,354,484
Abstentions:	8,145,440
Broker non-votes:	93,720,940

Item 5.	Other Information

None.

Item 6.	Exhibits

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

Date: August 8, 2008

By:	/s/ Stephen M. Swad
Stephen M. Swad
Executive Vice President and
Chief Financial Officer

Date: August 8, 2008

INDEX TO EXHIBITS

Item	Description

3.1	Fannie Mae Charter Act (12 U.S.C. § 1716 et seq.) as amended through July 30, 2008
3.2	Fannie Mae Bylaws, as amended through February 29, 2008 (Incorporated by reference to Exhibit 3.1 to Fannie Mae’s Quarterly Report on Form 10-Q, filed March 6, 2008.)
4.1	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series D (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.2	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series E (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.3	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series F (Incorporated by reference to Exhibit 4.3 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.4	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series G (Incorporated by reference to Exhibit 4.4 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.5	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series H (Incorporated by reference to Exhibit 4.5 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.6	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series I (Incorporated by reference to Exhibit 4.6 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.7	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series L
4.8	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series M
4.9	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series N
4.10	Certificate of Designation of Terms of Fannie Mae Non-Cumulative Convertible Preferred Stock, Series 2004-1 (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed January 4, 2005.)
4.11	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series O (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s Current Report on Form 8-K, filed January 4, 2005.)
4.12	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series P (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed September 28, 2007.)
4.13	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series Q (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed October 5, 2007.)
4.14	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series R (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed November 21, 2007.)
4.15	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series S (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed December 11, 2007.)
4.16	Certificate of Designation of Terms of Fannie Mae Non-Cumulative Mandatory Convertible Preferred Stock, Series 2008-1 (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed May 14, 2008.)
4.17	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series T (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed May 19, 2008.)
10.1	Amendment to Fannie Mae Elective Deferred Compensation Plan II, effective April 29, 2008†
10.2	Fannie Mae Supplemental Retirement Savings Plan, as amended through April 29, 2008†
10.3	Fannie Mae Executive Life Insurance Program, as amended April 9, 2008†
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

†	This exhibit is a management contract or compensatory plan or arrangement.

E-1

LE048