Form 10-Q
period 2008-09-30
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2008-11-10
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
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

As of September 30, 2008, there were 1,076,207,174 shares of common stock outstanding.

i

MD&A TABLE REFERENCE

PART I—FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, in conjunction with our unaudited condensed consolidated financial statements and related notes, and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”). The results of operations presented in our unaudited condensed consolidated financial statements and discussed in MD&A do not necessarily indicate the results that may be expected for the full year.

The Director of the Federal Housing Finance Agency, or FHFA, our safety, soundness and mission regulator, appointed FHFA as conservator of Fannie Mae on September 6, 2008. As conservator, FHFA succeeded to all rights, titles, powers and privileges of the company, and of any stockholder, officer or director of the company with respect to the company and our assets. Following the conservator’s taking control of the company, a variety of factors that affect our business, results of operations, financial condition, liquidity position, net worth, corporate structure, management, business strategies and objectives, and controls and procedures changed materially prior to the end of the third quarter of 2008.

Please refer to “Description of our Business” below for a description of our business and to “Executive Summary” and “Conservatorship and Treasury Agreements” below for more information on the conservatorship and its impact on our business. Refer to “Glossary of Terms Used in this Report” in our 2007 10-K for an explanation of key terms used throughout this discussion.

INTRODUCTION

Fannie Mae is a government-sponsored enterprise, or GSE, that was chartered by Congress to support liquidity and stability in the secondary mortgage market, where existing mortgage loans are purchased and sold. We do not make mortgage loans to borrowers or conduct any other operations in the primary mortgage market, which is where mortgage loans are originated.

We securitize mortgage loans originated by lenders in the primary mortgage market into mortgage-backed securities that we refer to as Fannie Mae MBS. We describe the securitization process under “Description of Our Business.” We also participate in the secondary mortgage market by purchasing mortgage loans (often referred to as “whole loans”) and mortgage-related securities, including our own Fannie Mae MBS, for our mortgage portfolio.

The Federal Housing Finance Regulatory Reform Act of 2008, referred to as the Regulatory Reform Act, was signed into law by President Bush on July 30, 2008 and became effective immediately. The Regulatory Reform Act established FHFA as an independent agency with general supervisory and regulatory authority over Fannie Mae, Freddie Mac and the 12 Federal Home Loan Banks. FHFA assumed the duties of our former regulators, the Office of Federal Housing Enterprise Oversight, or OFHEO, and the Department of Housing and Urban Development, or HUD, with respect to safety, soundness and mission oversight of Fannie Mae and Freddie Mac. HUD remains our regulator with respect to fair lending matters. We reference OFHEO in this report with respect to actions taken by our safety and soundness regulator prior to the creation of FHFA on July 30, 2008.

EXECUTIVE SUMMARY

Our “Executive Summary” presents a high-level overview of the most significant factors that our management has focused on in currently evaluating our business and financial position and prospects, in addition to highlighting changes in business operations and strategies, structure, and controls since we were placed into conservatorship that we believe are significant.

Entry Into Conservatorship and Treasury Agreements

On September 7, 2008, Henry M. Paulson, Jr., Secretary of the U.S. Department of the Treasury, or Treasury, and James B. Lockhart III, Director of FHFA announced several actions taken by Treasury and FHFA regarding Fannie Mae. Mr. Lockhart stated that they took these actions “to help restore confidence in Fannie Mae and Freddie Mac, enhance their capacity to fulfill their mission, and mitigate the systemic risk that has contributed directly to the instability in the current market.” These actions included the following:

•	placing us in conservatorship;

•	the execution of a senior preferred stock purchase agreement by our conservator, on our behalf, and Treasury, pursuant to which we issued to Treasury both senior preferred stock and a warrant to purchase common stock; and

•	the agreement to establish a temporary secured lending credit facility that is available to us.

Entry into Conservatorship

On September 6, 2008, at the request of the Secretary of the Treasury, the Chairman of the Board of Governors of the Federal Reserve and the Director of FHFA, our Board of Directors adopted a resolution consenting to putting the company into conservatorship. After obtaining this consent, the Director of FHFA appointed FHFA as our conservator on September 6, 2008, in accordance with the Regulatory Reform Act and the Federal Housing Enterprises Financial Safety and Soundness Act of 1992.

Upon its appointment, the conservator immediately succeeded to all rights, titles, powers and privileges of Fannie Mae, and of any stockholder, officer or director of Fannie Mae with respect to Fannie Mae and its assets, and succeeded to the title to all books, records and assets of Fannie Mae held by any other legal custodian or third party. The conservator has the power to take over our assets and operate our business with all the powers of our stockholders, directors and officers, and to conduct all business of the company. The conservator announced at that time that it would eliminate the payment of dividends on common and preferred stock during the conservatorship.

On September 7, 2008, the Director of FHFA issued a statement that he had determined that we could not continue to operate safely and soundly and fulfill our critical public mission without significant action to address FHFA’s concerns, which were principally: safety and soundness concerns as they existed at that time, including our capitalization; market conditions; our financial performance and condition; our inability to obtain funding according to normal practices and prices; and our critical importance in supporting the U.S. residential mortgage market. We describe the terms of the conservatorship and the powers of our conservator in detail below under “Conservatorship and Treasury Agreements—Conservatorship.”

Overview of Treasury Agreements

Senior Preferred Stock Purchase Agreement

The conservator, acting on our behalf, entered into a senior preferred stock purchase agreement with Treasury on September 7, 2008. This agreement was amended and restated on September 26, 2008. We refer to this agreement as the “senior preferred stock purchase agreement.” Under that agreement, Treasury provided us with its commitment to provide up to $100 billion in funding under specified conditions. The agreement requires Treasury, upon the request of the conservator, to provide funds to us after any quarter in which we have a negative net worth (that is, our total liabilities exceed our total assets, as reflected on our GAAP balance sheet). In addition, the agreement requires Treasury, upon the request of the conservator, to provide funds to us if the conservator determines, at any time, that it will be mandated by law to appoint a receiver for us unless we receive funds from Treasury under the commitment. In exchange for Treasury’s funding commitment, we issued to Treasury, as an initial commitment fee, (1) one million shares of Variable Liquidation Preference Senior Preferred Stock, Series 2008-2, which we refer to as the “senior preferred stock,” and (2) a warrant to purchase, for a nominal price, shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis at the time the warrant is exercised, which we refer to as the “warrant.” We did not receive any cash proceeds from Treasury as a result of issuing the senior preferred stock or the warrant.

Under the terms of the senior preferred stock, Treasury is entitled to a quarterly dividend of 10% per year (which increases to 12% per year if not paid timely and in cash) on the aggregate liquidation preference of the senior preferred stock. To the extent we are required to draw on Treasury’s funding commitment, the liquidation preference of the senior preferred stock will be increased by the amount of any funds we receive. The amounts payable for the senior preferred stock dividend could be substantial and have an adverse impact on our financial position and net worth. The senior preferred stock is senior in liquidation preference to our common stock and all other series of preferred stock. In addition, beginning on March 31, 2010, we are required to pay a quarterly commitment fee to Treasury, which fee will accrue from January 1, 2010. We are required to pay this fee each quarter for as long as the senior preferred stock purchase agreement is in effect, even if we do not request funds from Treasury under the agreement. The amount of this fee has not yet been determined.

The senior preferred stock purchase agreement includes significant restrictions on our ability to manage our business, including limiting the amount of indebtedness we can incur to 110% of our aggregate indebtedness as of June 30, 2008 and capping the size of our mortgage portfolio at $850 billion as of December 31, 2009. In addition, beginning in 2010, we must decrease the size of our mortgage portfolio at the rate of 10% per year until it reaches $250 billion. Depending on the pace of future mortgage liquidations, we may need to reduce or eliminate our purchases of mortgage assets or sell mortgage assets to achieve this reduction. In addition, while the senior preferred stock is outstanding, we are prohibited from paying dividends (other than on the senior preferred stock) or issuing equity securities without Treasury’s consent. The terms of the senior preferred stock purchase agreement and warrant make it unlikely that we will be able to obtain equity from private sources.

The senior preferred stock purchase agreement has an indefinite term and can terminate only in very limited circumstances, which do not include the end of the conservatorship. The agreement therefore could continue after the conservatorship ends. Treasury has the right to exercise the warrant, in whole or in part, at any time on or before September 7, 2028. As of November 7, 2008, we have not drawn any funds from Treasury pursuant to the senior preferred stock purchase agreement. We provide more detail about the provisions of the senior preferred stock purchase agreement, the senior preferred stock and the warrant, the limited circumstances under which those agreements terminate, and the limitations they place on our ability to manage our business under “Conservatorship and Treasury Agreements—Treasury Agreements” below. See “Part II—Item 1A—Risk Factors” for a discussion of how the restrictions under the senior preferred stock purchase agreement may have a material adverse effect on our business.

Treasury Credit Facility

On September 19, 2008, we entered into a lending agreement with Treasury pursuant to which Treasury established a new secured lending credit facility that is available to us until December 31, 2009 as a liquidity back-stop. We refer to this as the “Treasury credit facility.” In order to borrow pursuant to the Treasury credit facility, we are required to post collateral in the form of Fannie Mae MBS or Freddie Mac mortgage-backed securities to secure all borrowings under the facility. The terms of any borrowings under the credit facility, including the interest rate payable on the loan and the amount of collateral we will need to provide as security for the loan, will be determined by Treasury. Treasury is not obligated under the credit facility to make any loan to us.

Treasury does not have authority to extend the term of this credit facility beyond December 31, 2009, which is when Treasury’s temporary authority to purchase our obligations and other securities, granted by the Regulatory Reform Act, expires. After December 31, 2009, Treasury may purchase up to $2.25 billion of our obligations under its permanent authority, as set forth in the Charter Act.

As of November 7, 2008, we have not borrowed any amounts under the Treasury credit facility. The terms of the Treasury credit facility are described in more detail in “Conservatorship and Treasury Agreements—Treasury Agreements.”

Changes in Company Management and our Board of Directors

Since our entry into conservatorship on September 6, 2008, ten members of our Board of Directors have resigned, including Stephen B. Ashley, our former Chairman of the Board. On September 16, 2008, the conservator appointed Philip A. Laskawy as the new non-executive Chairman of our Board of Directors. We currently have four members of our Board of Directors and nine vacancies.

As noted above, as our conservator, FHFA has assumed the powers of our Board of Directors. Accordingly, the current Board of Directors acts with neither the power nor the duty to manage, direct or oversee our business and affairs. The conservator has indicated that it intends to appoint a full Board of Directors to which it will delegate specified roles and responsibilities.

On September 7, 2008, the conservator appointed Herbert M. Allison, Jr. as our President and Chief Executive Officer, effective immediately.

Supervision of our Business under the Regulatory Reform Act and During Conservatorship

During the third quarter of 2008, we experienced a number of significant changes in our regulatory supervisory environment. First, on July 30, 2008, President Bush signed into law the Regulatory Reform Act, which placed us under the regulation of a new regulator, FHFA. That legislation strengthened the existing safety and soundness oversight of the GSEs and provided FHFA with new safety and soundness authority that is comparable to and in some respects broader than that of the federal bank agencies. That legislation gave FHFA enhanced powers that, even if we had not been placed into conservatorship, gave FHFA the authority to raise capital levels above statutory minimum levels, regulate the size and content of our portfolio, and approve new mortgage products. That legislation also gave FHFA the authority to place the GSEs into conservatorship or receivership under conditions set forth in the statute. Refer to “Legislation Relating to Our Regulatory Framework” in our Form 10-Q for the period ended June 30, 2008 for additional detail regarding the provisions of the Regulatory Reform Act and “Part II—Item 1A—Risk Factors” of this report for additional risks and information regarding this regulation, including the receivership provisions.

Second, we experienced a change in control when we were placed into conservatorship on September 6, 2008. Under conservatorship, we have additional heightened supervision and direction from our regulator, FHFA, which is also acting as our conservator.

The table below presents a summary comparison of various features of our business before and after we were placed into conservatorship. Following this table, we provide additional information about a number of aspects of our business now that we are in conservatorship under “Managing Our Business During Conservatorship.”

Topic	Before Conservatorship	During Conservatorship
Authority of Board of Directors, management and stockholders
•  Board of Directors with right to determine the general policies governing the operations of the corporation and exercise all power and authority of the company, except as vested in stockholders or as the Board chooses to delegate to management

•  Board of Directors delegated significant authority to management

•  Stockholders with specified voting rights

•  FHFA, as conservator, has all of the power and authority of the Board of Directors, management and the shareholders

•  The conservator has delegated authority to management to conduct day-to-day operations so that the company can continue to operate in the ordinary course of business. The conservator retains overall management authority, including the authority to withdraw its delegations to management at any time.

•  Stockholders have no voting rights

Regulatory Supervision	• Regulated by FHFA, our new regulator created by the Regulatory Reform Act • Regulatory Reform Act gave regulator significant additional safety and soundness supervisory powers	• Regulated by FHFA, with powers as provided by Regulatory Reform Act • Additional management authority by FHFA, which is serving as our conservator

Structure of Board of Directors
•  13 directors: 12 independent plus President and Chief Executive Officer; independent, non-executive Chairman of the Board

•  Eight separate Board committees, including Audit Committee in which four of the five independent members were “audit committee financial experts”

•  Currently four directors, consisting of a non-executive Chairman of the Board and three independent directors (who were also directors of Fannie Mae immediately prior to conservatorship), with neither the power nor the duty to manage, direct or oversee our business and affairs

•  No Board committees have members or authority to act

•  Conservator has indicated its intent to appoint a full Board of Directors to which it will delegate specified roles and responsibilities

Management	• Daniel H. Mudd served as President and Chief Executive Officer from June 2005 to September 6, 2008	• Herbert M. Allison, Jr. began serving as President and Chief Executive Officer on September 7, 2008

Capital	• Statutory and regulatory capital requirements • Capital classifications as to adequacy of capital issued by FHFA on quarterly basis	• Capital requirements not binding • Quarterly capital classifications by FHFA suspended

Topic	Before Conservatorship	During Conservatorship
Net Worth[1]	• Receivership mandatory if we have negative net worth for 60 days
•  Conservator has directed management to focus on maintaining positive stockholders’ equity[1] in order to avoid both the need to request funds under the senior preferred stock purchase agreement and our mandatory receivership

•  Receivership mandatory if we have negative net worth for 60 days[2]

Managing for the Benefit of Shareholders	• Maximize shareholder value over the long term • Fulfill our mission of providing liquidity, stability and affordability to the mortgage market
•  No longer managed with a strategy to maximize common shareholder returns

•  Maintain positive net worth and fulfill our mission of providing liquidity, stability and affordability to the mortgage market

•  Focus on returning to long-term profitability if it does not adversely affect our ability to maintain positive net worth or fulfill our mission

[1]	Our “net worth” refers to our assets less our liabilities, as reflected on our GAAP balance sheet. If we have a negative net worth, then, if requested by the conservator (or by our Chief Financial Officer if we are not under conservatorship), Treasury is required to provide funds to us pursuant to the senior preferred stock purchase agreement. In addition, if we have a negative net worth for a period of 60 days, the Director of FHFA is required by the Regulatory Reform Act to place us in receivership. “Net worth” is substantially the same as “stockholders equity;” however, “net worth” also includes the minority interests that third parties own in our consolidated subsidiaries (which was $159 million as of September 30, 2008), which is excluded from stockholders’ equity.

[2]	Treasury’s funding commitment under the senior preferred stock purchase agreement is expected to enable us to maintain a positive net worth as long as Treasury has not yet invested the full $100 billion provided for in that agreement.

The conservatorship has no specified termination date. There can be no assurance as to when or how the conservatorship will be terminated, whether we will continue to exist following conservatorship, or what our business structure will be during or following our conservatorship. In a statement issued on September 7, 2008, the Secretary of the Treasury indicated that 2008 and 2009 should be viewed as a “time out” where we and Freddie Mac are stabilized while policymakers decide our future role and structure. He also stated that there is a consensus that we and Freddie Mac pose a systemic risk and that we cannot continue in our current form. For more information on the risks to our business relating to the conservatorship and uncertainties regarding the future of our business, see “Part II—Item 1A—Risk Factors.”

Managing Our Business During Conservatorship

Our Management

FHFA, in its role as conservator, has overall management authority over our business. During the conservatorship, the conservator has delegated authority to management to conduct day-to-day operations so that the company can continue to operate in the ordinary course of business. We can, and have continued to, enter into and enforce contracts with third parties. The conservator retains the authority to withdraw its delegations to us at any time. The conservator is working actively with management to address and determine the strategic direction for the enterprise, and in general has retained final decision-making authority in areas regarding: significant impacts on operational, market, reputational or credit risk; major accounting determinations, including policy changes; the creation of subsidiaries or affiliates and transacting with them; significant litigation; setting executive compensation; retention of external auditors; significant mergers and acquisitions; and any other matters the conservator believes are strategic or critical to the enterprise in order for the conservator to fulfill its obligations during conservatorship. See “Conservatorship and Treasury Agreements—Conservatorship—General Powers of the Conservator Under the Regulatory Reform Act” for more information.

Our Objectives

Based on the Federal National Mortgage Association Charter Act, or Charter Act, public statements from Treasury officials and guidance from our conservator, we have a variety of different, and potentially conflicting, objectives, including:

•	providing liquidity, stability and affordability in the mortgage market;

•	immediately providing additional assistance to the struggling housing and mortgage markets;

•	maintaining a positive net worth and avoiding the need to draw funds from Treasury pursuant to the senior preferred stock purchase agreement;

•	returning to long-term profitability; and

•	protecting the interests of the taxpayers.

These objectives create conflicts in strategic and day-to-day decision making that will likely lead to less than optimal outcomes for one or more, or possibly all, of these objectives. For example, maintaining a positive net worth could require us to constrain some of our business activities, including activities that provide liquidity, stability and affordability to the mortgage market. Conversely, to the extent we increase or undertake new activities to assist the mortgage market, our financial results are likely to suffer, and we may be less able to maintain a positive net worth. We regularly consult with and receive direction from our conservator on how to balance these objectives. To the extent that we are unable to maintain a positive net worth, we will be required to obtain funding from Treasury under the senior preferred stock purchase agreement, which will increase our ongoing expenses and, therefore, extend the period of time until we might be able to return to profitability. These objectives also create risks that we discuss in “Part II—Item 1A—Risk Factors.”

Changes in Strategies to Meet New Objectives

Since September 6, 2008, we have made a number of changes in the strategies we use to manage our business in support of our new objectives outlined above. These include the changes we describe below.

Eliminating Planned Increase in Adverse Market Delivery Charge

As part of our efforts to increase liquidity in the mortgage market and make mortgage loans more affordable, we announced on October 2, 2008 that we were eliminating our previously announced 25 basis point increase in our adverse market delivery charge that was scheduled to take effect on November 1, 2008. The elimination of this charge will reduce our net income. We intend for our lenders to pass this savings on to borrowers in the form of lower mortgage costs. Whether this action will actually result in lower mortgage costs for borrowers, however, will depend on a variety of issues beyond our control, including whether or not lenders pass these savings on to borrowers, the overall level of credit that lenders are willing to extend to borrowers, the assessed riskiness of a particular borrower in the current market environment and other factors.

Increasing the Size of Our Mortgage Portfolio

Consistent with our ability under the senior preferred stock purchase agreement to increase the size of our mortgage portfolio through the end of 2009, FHFA has directed us to acquire and hold increased amounts of mortgage loans and mortgage-related securities in our mortgage portfolio to provide additional liquidity to the mortgage market. Our calculation of the mortgage portfolio, which has not been confirmed by Treasury, is our gross mortgage portfolio (defined as the unpaid principal balance of our mortgage loans and mortgage-related securities, excluding the effect of market valuation, premiums, discounts and impact of consolidations). As of September 30, 2008, our gross mortgage portfolio was $761.4 million. Our extremely limited ability to issue callable or long-term debt at this time (which is discussed in greater detail below) makes it difficult to increase the size of our mortgage portfolio. In addition, the covenant in the senior preferred stock purchase agreement prohibiting us from issuing debt in excess of 110% of our aggregate indebtedness as of June 30, 2008 likely will prohibit us from increasing the size of our mortgage portfolio to $850 billion, unless Treasury elects to amend or waive this limitation. Our calculation of our aggregate indebtedness as of June 30, 2008, which has not been confirmed by Treasury, set this debt limit at $892 billion. We calculate aggregate indebtedness as the unpaid principal balance of our debt outstanding, or in the case of long-term zero coupon bonds, at maturity and exclude basis adjustments and debt from consolidations. As of October 31, 2008, we estimate that our aggregate indebtedness totaled $880 billion. For a discussion of the limitations we are currently experiencing on our ability to issue debt securities, see “Liquidity,” “Liquidity and Capital Management—Liquidity” and “Part II—Item 1A—Risk Factors.”

Housing and Economic Conditions

The housing, mortgage and credit markets, as well as the general economy, have experienced significant challenges, which have driven our financial results. The housing market downturn that began in the third quarter of 2006, and continued through 2007, has significantly worsened in 2008. The market continues to experience declines in home sales, housing starts, mortgage originations and home prices, as well as increases in mortgage loan delinquencies, defaults and foreclosures. Growth in U.S. residential mortgage debt outstanding slowed to an estimated annual rate of 2.0% based on the first six months of 2008, compared with an estimated annual rate of 8.3% based on the first six months of 2007, and is expected to continue to decline to a growth rate of about 0% in 2009. We continue to expect that home prices will decline 7% to 9% on a national basis in 2008, and that home prices nationally will decline 15% to 19% from their peak in 2006 before they stabilize. Through September 30, 2008, home prices nationally have declined 10% from their peak in 2006. (Our estimates compare to approximately 12% to 16% for 2008, and 27% to 32% peak-to-trough, using the Case-Schiller index.) We currently expect home price declines at the top end of our estimated ranges. We also expect significant regional variation in these national home price decline percentages, with steeper declines in certain areas such as Florida, California, Nevada and Arizona. The deteriorating economic conditions and related government actions that occurred in the third quarter of 2008 have increased the uncertainty of future economic conditions, including home price movements. Therefore, while our peak-to-trough home price forecast is at the top end of the 15% to 19% range, there is increasing uncertainty about the actual amount of decline that will occur.

The continuing downturn in the housing and mortgage markets has been affected by, and has had an effect on, challenging conditions that existed across the global financial markets. This adverse market environment intensified towards the end of the quarter, particularly in September, and into October, and was characterized by increased illiquidity in the credit markets, wider credit spreads, lower business and consumer confidence, and concerns about corporate earnings and the solvency of many financial institutions. Conditions in the financial services industry were particularly difficult. In September 2008, we and Freddie Mac were placed into conservatorship, Lehman Brothers Holdings Inc. (referred to as Lehman Brothers) filed for bankruptcy, and a number of major U.S. financial institutions consolidated or received financial assistance from the U.S. government.

Real gross domestic product, or GDP, growth was − 0.3% in the third quarter of 2008. The unemployment rate at the end of the third quarter of 2008 increased to 6.1% from 5.0% at the end of 2007, the highest level since 2003. In the equity markets, the Dow Jones Industrial Average, the S&P 500 Index and the NASDAQ Composite Index decreased on average by 9%, 9% and 6%, respectively, during the third quarter of 2008. In October 2008, the Dow Jones Industrial Average, the S&P 500 and the NASDAQ Composite Index decreased on average by 14%, 17% and 18%, respectively.

In September 2008, Treasury proposed a plan to buy mortgage-related, illiquid and other troubled assets from U.S. financial institutions. Also in September 2008, the Federal Reserve announced enhancements to its programs to provide additional liquidity to the asset-backed commercial paper and money markets, including plans to purchase from primary dealers short-term debt obligations issued by us, Freddie Mac and the Federal Home Loan Banks. As an additional response to the still worsening credit conditions, the U.S. government and other world governments took a number of actions. In early October 2008, the Emergency Economic Stabilization Act of 2008 was enacted, and the Federal Reserve announced that it would establish a commercial paper funding facility in order to provide additional liquidity to the short-term debt markets. Also, in October 2008, the Federal Reserve and other central banks lowered interest rates in a coordinated action.

On October 14, 2008, the U.S. government announced a series of initiatives to strengthen market stability, improve the strength of financial institutions, and enhance market liquidity. Treasury announced a capital purchase program in which eligible financial institutions would sell preferred shares to the U.S. government. Under the program, Treasury will purchase up to $250 billion of senior preferred shares on standardized terms. As of November 1, 2008, Treasury had invested $125 billion in nine large financial institutions under this program. In addition, the Federal Deposit Insurance Corporation, or FDIC, announced a temporary liquidity guarantee program pursuant to which it will guarantee, until June 30, 2012, the senior debt issued on or before June 30, 2009 by all FDIC-insured institutions and their holding companies, as well as deposits in non-interest-bearing accounts held in FDIC-insured institutions. Also, the Federal Reserve announced that its commercial paper funding facility program will fund purchases of commercial paper of three-month maturity from high-quality issuers in an effort to provide additional liquidity to the short-term debt markets.

Summary of Our Financial Results for the Third Quarter of 2008

The challenges experienced in the housing, mortgage and financial markets throughout 2008 continued to increase significantly during the third quarter of 2008. We experienced a change in control when we were placed into conservatorship on September 6, 2008.

Both prior to and after initiation of the conservatorship in the third quarter of 2008, our results continued to be adversely affected by conditions in the housing market. In addition, we recorded a significant non-cash charge of $21.4 billion during the third quarter of 2008 to establish a deferred tax asset valuation allowance, which contributed to a net loss of $29.0 billion and a diluted loss per share of $13.00 for the third quarter of 2008, compared with a net loss of $2.3 billion and a diluted loss per share of $2.54 for the second quarter of 2008. We recorded a net loss of $1.4 billion and diluted loss per share of $1.56 for the third quarter of 2007. The $26.7 billion increase in our net loss for the third quarter of 2008 compared with the second quarter of 2008 was driven principally by our establishment of a deferred tax asset valuation allowance, as well as an increase in fair value losses, credit-related expenses, and investment losses from other-than-temporary impairment. We have recorded a net loss in each of the first three quarters of 2008, for a total net loss of $33.5 billion and a diluted loss per share of $24.24 for the nine months ended September 30, 2008, compared with net income of $1.5 billion and diluted earnings per share of $1.17 for the nine months ended September 30, 2007.

We determined it was necessary to establish a valuation allowance against our deferred tax assets due to the rapid deterioration of market conditions discussed above, the uncertainty of future market conditions on our results of operations and the uncertainty surrounding our future business model as a result of our placement into conservatorship by FHFA on September 6, 2008. This charge reduced our net deferred tax assets to $4.6 billion as of September 30, 2008, from $20.6 billion as of June 30, 2008.

Our mortgage credit book of business increased to $3.1 trillion as of September 30, 2008 from $2.9 trillion as of December 31, 2007, as we have continued to perform our chartered mission of helping provide liquidity to the mortgage markets. Our estimated market share of new single-family mortgage-related securities issuances was an estimated 42.2% for the third quarter of 2008, compared with an estimated 45.4% for the second quarter of 2008 and 50.1% for the first quarter of 2008. Our estimated market share of new single-family mortgage-related securities issuances decreased from levels during the first and second quarters of 2008 primarily due to changes in our pricing and eligibility standards, which reduced our acquisition of higher risk loans, as well as changes in the eligibility standards of the mortgage insurance companies, which further reduced our acquisition of loans with high loan-to-value ratios. The cumulative effect of these changes reduced our acquisitions in the period.

We provide more detailed discussions of key factors affecting changes in our results of operations and financial condition in “Consolidated Results of Operations,” “Business Segment Results,” “Consolidated Balance Sheet Analysis,” “Supplemental Non-GAAP Information—Fair Value Balance Sheets,” and “Risk

Management—Credit Risk Management—Mortgage Credit Risk Management—Mortgage Credit Book of Business.”

Net Worth

As a result of our net loss for the nine months ended September 30, 2008, our net worth (defined as the amount by which our total assets exceeded our total liabilities, as reflected on our GAAP balance sheet) has decreased to $9.4 billion as of September 30, 2008 from $44.1 billion as of December 31, 2007. Moreover, $4.6 billion of our net worth as of September 30, 2008 consisted of our remaining deferred tax assets, which could be subject to an additional valuation allowance in the future. In addition, the widening of spreads that occurred in October 2008 resulted in mark-to-market losses on our investment securities that have decreased our net worth since September 30, 2008.

Under the Regulatory Reform Act, FHFA must place us into receivership if our assets are less than our obligations for a period of 60 days. If current trends in the housing and financial markets continue or worsen, and we have a significant net loss in the fourth quarter of 2008, we may have a negative net worth as of December 31, 2008. If this were to occur, we would be required to obtain funding from Treasury pursuant to its commitment under the senior preferred stock purchase agreement in order to avoid a mandatory trigger of receivership under the Regulatory Reform Act.

Liquidity

We fund our purchases of mortgage loans primarily from the proceeds from sales of our debt securities. In September 2008, Treasury made available to us two additional sources of funding: the Treasury credit facility and the senior preferred stock purchase agreement, as described below under “Conservatorship and Treasury Agreements—Treasury Agreements.”

Since early July 2008, we have experienced significant deterioration in our access to the unsecured debt markets, particularly for long-term debt, and in the yields on our debt as compared to relevant market benchmarks. Although we experienced a slight stabilization in our access to the short-term debt markets immediately following our entry into conservatorship in early September, we experienced renewed deterioration in our access to the short-term debt markets following the initial improvement. Beginning in October, consistent demand for our debt securities has decreased even further, particularly for our long-term debt and callable debt, and the interest rates we must pay on our new issuances of short-term debt securities have increased. Although we experienced a reduction in LIBOR rates in late October and early November, and as a result we have begun to see some improvement in our short-term debt yields, the recent improvement may not continue or may reverse. We have experienced reduced demand for our debt obligations from some of our historical sources of that demand, particularly in international markets.

There are several factors contributing to the reduced demand for our debt securities, including continued severe market disruptions, market concerns about our capital position and the future of our business (including its future profitability, future structure, regulatory actions and agency status) and the extent of U.S. government support for our business. In addition, on October 14, 2008, the Secretary of the Treasury, the Chairman of the Federal Reserve Board and the Chairman of the FDIC announced that the FDIC will guarantee until June 30, 2012 new senior unsecured debt issued on or before June 30, 2009 by all FDIC-insured institutions and their holding companies. The U.S. government does not guarantee, directly or indirectly, our securities or other obligations. It should be noted that, as described above, pursuant to the Housing and Economic Recovery Act of 2008, Congress authorized Treasury to purchase our debt, equity and other securities, which authority Treasury used to make its commitment under the senior preferred stock purchase agreement to provide up to $100 billion in funds as needed to help us maintain a positive net worth (which means that our total assets exceed our total liabilities, as reflected on our GAAP balance sheet) and made available to us the Treasury credit facility. In addition, the U.S. government guarantee of competing obligations means that those obligations receive a more favorable risk weighting than our securities under bank and thrift risk-based capital rules, and therefore may make them more attractive investments than our debt securities. Moreover, to the extent the market for our debt securities has improved due to the availability of the Treasury credit facility, our “roll over” risk may increase in anticipation of the expiration of the credit facility on December 31, 2009.

As noted above, we currently have limited ability to issue debt securities with maturities greater than one year. Although we typically sell one or more fixed-rate issues of our Benchmark® Notes with a minimum issue size of $3.0 billion each month, we announced on October 20, 2008 that we would not issue Benchmark® Notes in October. We have, therefore, relied increasingly on short-term debt to fund our purchases of mortgage loans, which are by nature long-term assets. As a result, we are required to refinance, or “roll over,” our debt on a more frequent basis, exposing us to an increased risk of insufficient demand, increasing interest rates and adverse credit market conditions. See “Liquidity and Capital Management—Liquidity—Funding—Debt Funding Activity” for more information on our debt funding activities and risks posed by our current market challenges and “Part II—Item 1A—Risk Factors” for a discussion of the risks to our business posed by our reliance on the issuance of debt to fund our operations. In addition, our increasing reliance on short-term debt and limited ability to issue callable debt, combined with limitations on the availability of a sufficient volume of reasonably priced derivative instruments to hedge our short-term debt position, has had an adverse impact on our duration and interest rate risk management activities. See “Risk Management—Interest Rate Risk Management and Other Market Risks” for more information regarding our interest rate risk management activities.

The Treasury credit facility and the senior preferred stock purchase agreement may provide additional sources of funding in the event that we cannot adequately access the unsecured debt markets. Our access to the Treasury credit facility is subject to Treasury’s agreement to make funds available pursuant to that facility, and amounts available to us under the facility are limited by the amount of collateral we are able to supply to secure the loan. As of September 30, 2008, we had approximately $190 billion in unpaid principal balance of Fannie Mae MBS and Freddie Mac mortgage-backed securities available as collateral to secure loans under the Treasury credit facility. We believe the fair market value of these Fannie Mae MBS and Freddie Mac mortgage-backed securities is less than the current unpaid principal balance of these securities. The Federal Reserve Bank of New York (referred to as FRBNY), as collateral valuation agent for Treasury, has discretion to value these securities as it considers appropriate, and we believe would apply a “haircut” reducing the value it assigns to these securities from their current unpaid principal balance in order to reflect its determination of the current fair market value of the collateral. Accordingly, the amount that we could borrow under the credit facility using those securities as collateral would be less than $190 billion. We also hold whole loans in our mortgage portfolio, and a portion of these whole loans could potentially be securitized into Fannie Mae MBS and then pledged as collateral under the credit facility; however, as described in “Liquidity and Capital Management—Liquidity—Liquidity Risk Management—Liquidity Contingency Plan,” we currently face technological and operational limitations on our ability to securitize these loans. There can be no assurance as to the value that FRBNY would assign to the collateral we provide under the credit facility, or that our collateral would continue to maintain that value at the time of any actual use of the credit facility. If we were to pledge the collateral under the Treasury credit facility, we would be restricted in our ability to pledge collateral for other secured lending transactions. Further, unless amended or waived by Treasury, the amount we may borrow under the credit facility is limited by the restriction under the senior preferred stock purchase agreement on incurring debt in excess of 110% of our aggregate indebtedness as of June 30, 2008.

An additional source of funds is the senior preferred stock purchase agreement, but Treasury has committed to provide funds to us under the agreement only to the extent that we have a negative net worth (specifically, if our total liabilities exceed our total assets, as reflected on our GAAP balance sheet). As a result of these terms and structures of the arrangements with Treasury, the amounts that we may draw under the Treasury credit facility and the senior preferred stock purchase agreement together may prove insufficient to allow us either to roll over our existing debt at the time we need to do so or to continue to fulfill our mission of providing liquidity to the mortgage market at appropriate levels. See “Liquidity and Capital Management—Liquidity” and “Part II—Item 1A—Risk Factors” for additional information regarding our liquidity position and the risks to our business relating to our liquidity position.

To the extent that we are unable to access the debt markets, we may be able to rely on alternative sources of liquidity in the marketplace as outlined in our liquidity contingency plan. In the current market environment, however, we have significant uncertainty regarding our ability to execute on our liquidity contingency plan. See “Liquidity and Capital Management—Liquidity—Liquidity Risk Management—Liquidity Contingency Plan” for a description of our liquidity contingency plan and the current uncertainties regarding that plan.

Managing Problem Mortgage Loans and Preventing Foreclosures

We expect economic conditions and falling home prices to continue to negatively affect our credit performance in 2008 and 2009, which will cause our credit losses to increase. Further, if economic conditions continue to decline and the unemployment rate continues to rise, more borrowers will be unable to make their monthly mortgage payments, which would lead to higher defaults, foreclosures, sharper declines in home prices and higher credit losses.

Approximately 92% of our guaranty book of business is made up of single-family conventional mortgage loans that we own or that back Fannie Mae MBS. Therefore, most of our credit loss reduction and foreclosure prevention efforts are focused on our single-family conventional loans, both those we hold in our mortgage portfolio and those we guarantee.

As of September 30, 2008, our total nonperforming loans were $63.6 billion, or 2.2% of our total guaranty book of business, compared with $46.1 billion, or 1.6%, as of June 30, 2008, and $35.8 billion, or 1.3%, as of December 31, 2007. Our total nonperforming assets, which consist of nonperforming loans together with our inventory of foreclosed properties, were $71.0 billion, or 2.4% of our total guaranty book of business and foreclosed properties, compared with nonperforming assets of $52.0 billion, or 1.8%, as of June 30, 2008, and $39.3 billion, or 1.4%, as of December 31, 2007. While it is expected that our nonperforming assets will increase in 2008 and 2009, our credit management actions are designed to prevent the number of our nonperforming assets from being higher than they otherwise would be and to reduce the number of our nonperforming assets over time.

Other key measures of how well we manage our credit losses are our single-family foreclosure rate and our inventory of single-family foreclosed properties. Our single-family foreclosure rate was 0.16% in the third quarter of 2008, compared with 0.13% in the second quarter of 2008, and 0.07% in the third quarter of 2007. Our inventory of single-family foreclosed properties was 67,519 as of September 30, 2008, compared with 54,173 as of June 30, 2008 and 33,729 as of December 31, 2007.

In light of the continued deterioration in our credit performance, we have been, and are continuing, to take steps designed to control, and ultimately reduce, the number of our foreclosures and our credit losses. During the third quarter of 2008, we initiated or enhanced a number of the tools that we use to manage our credit losses.

•	Workouts of Delinquent Loans. We increased our foreclosure prevention workouts from an average of approximately 7,000 per month during the period from January through May 2008, to an average of approximately 14,000 per month during the period from June to September 2008. We are using a variety of tools to address the need for more workouts as the number of our delinquent loans rises. During the period from January 2007 through September 2008, we helped nearly 300,000 homeowners avoid foreclosure through workouts and refinancing. We helped approximately 131,000 of these homeowners avoid foreclosure through workouts by, among other means, creating repayment plans, providing HomeSaver Advance bridge loans, reducing interest rates, extending loan terms or other workouts to assist struggling borrowers. Information about our refinancing assistance is discussed below under “Supporting Borrowers and Mortgage Market Liquidity.”

—	HomeSaver Advancetm. One of the workout tools we implemented in 2008 is HomeSaver Advance, an unsecured, personal loan designed to help a borrower after a temporary financial difficulty to bring a delinquent mortgage loan current. We began purchasing HomeSaver Advance loans in the first quarter of 2008 and have since purchased more than 45,000 of these loans.

—	Outreach to Delinquent Borrowers. We have expanded our use of techniques to contact borrowers who have missed payments, even as early as after one missed payment. These techniques include targeted mass mailings to borrowers with loans considered high risk and the use of specialty servicers with experience in contacting and working with high-risk borrowers.

—	Review of Foreclosure Referrals. We recently began an initiative in which we review loans headed on a path to foreclosure in an effort to keep borrowers in their homes and to help us avoid the increased credit losses associated with foreclosures. Our objective is to provide this review, which we call a “Second Look,” to every owner-occupied property prior to foreclosure.

•	Servicer Management. We have made changes to how we oversee mortgage servicers to streamline the workout process and provide additional incentives for workout performance. We delegate many loss mitigation decisions to our servicers so that they are able to react more quickly to the needs of delinquent borrowers, and we have implemented a number of operational changes requested by servicers to help them work more effectively with borrowers. We have increased the incentive fees we pay to servicers to conduct workouts, and expanded the deployment of our personnel and contractors inside the offices of our largest mortgage servicers to make sure our workout guidelines are followed. We continue working with our servicers to find ways to enhance our workout protocols and our servicers’ work flow processes.

•	Review of Defaulted Loans. In 2008, we continued performing loan reviews in cases where we believe we have incurred a loss or could incur a loss due to fraud or improper lending practices and we have increased our efforts to pursue recoveries from mortgage lenders related to these loans, including demanding that lenders repurchase the loans from us pursuant to their contractual obligations.

•	REO Inventory Management. As our foreclosure rates have increased and home sales have declined, our inventory of foreclosed properties we own has increased. We refer to these properties as real estate owned, or REO, properties. We have expanded both our internal REO inventory management capabilities and the network of firms that assist us with property dispositions.

•	Underwriting Changes. We have continued to review and revise our underwriting and eligibility standards, including changes implemented through our most recent release of DesktopUnderwriter® , our proprietary underwriting system, to reduce our exposure to the current risks in the housing market. The revisions we have implemented have resulted in a significant reduction in our acquisition of loan types that currently represent a majority of our credit losses, especially Alt-A loans. Additional revisions become effective in December 2008 and January 2009. Effective January 1, 2009, we are discontinuing the purchase of newly originated Alt-A loans; we are currently purchasing only a very small number of these loans in order to allow our lenders to deliver loans already in the pipeline when we announced our decision to terminate Alt-A purchases. We may continue to purchase Alt-A loans that are not newly originated and that meet acceptable eligibility and underwriting guidelines. We and the conservator continue to review our underwriting and eligibility standards and may in the future make additional changes as necessary to reflect future changes in the market and to fulfill our mission to expand the availability and affordability of mortgage credit.

For a further description of our management of mortgage credit risk, refer to “Consolidated Results of Operations—Credit-Related Expenses” and “Risk Management—Credit Risk Management—Mortgage Credit Risk Management.” Actions that we are taking to manage problem loans and prevent foreclosures may increase our expenses and may not be effective in reducing our credit losses, as described in “Part II—Item 1A—Risk Factors.”

Supporting Borrowers and Mortgage Market Liquidity

We are continually working to fulfill our mission of providing liquidity, stability and affordability to the housing and mortgage markets. Recent economic conditions and the mortgage market downturn have made it more important than ever that we fulfill our mission by supporting borrowers struggling to pay their mortgages, helping new borrowers obtain mortgage loans, and providing liquidity, stability and affordability to the housing and mortgage markets for the long term.

Supporting Borrowers

To support struggling borrowers and help new borrowers obtain mortgage loans, in addition to the measures discussed above, we use a variety of additional strategies, which include:

•	Refinancing Assistance. Since 2007, we have been focusing on helping homeowners refinance into loans designed to help them keep their homes in the long term, such as loans with fixed rates and loans with lower monthly payments due to lower interest rates and/or longer terms. Part of this effort includes helping borrowers with subprime loans refinance with fixed-rate prime mortgages. Since January 2007, we have refinanced nearly 169,000 subprime loans.

•	Support for Borrower Counseling Efforts. We contribute to programs, such as the Hope Hotline, that offer counseling to borrowers to help them develop a plan that will enable them to remain in their homes. During the period from January 2007 through September 2008, we committed nearly $12 million in grants to support borrower counseling efforts, including mailings, telethons, foreclosure prevention workshops and housing fairs.

•	Cancellation of Planned Delivery Fee Increase. As discussed above, in October 2008, we canceled a planned 25 basis point increase in our adverse market delivery charge on mortgage loans.

•	Increased financing of jumbo-conforming loans. We increased our financing of jumbo-conforming loans by nearly 40%, from $2.3 billion to $3.2 billion, between August and September 2008. These are loans for homes in high-cost metropolitan areas, and they have higher principal balances than we would be permitted to purchase or guarantee if the homes were not in those areas.

We are working with the conservator to develop and deliver further solutions to help borrowers avoid foreclosure.

Providing Mortgage Market Liquidity

In addition to our borrower support efforts, our work to support lenders and provide mortgage market liquidity includes the following.

•	Ongoing provision of liquidity to the mortgage markets. In September, we purchased or guaranteed an estimated $44.1 billion in new business, measured by unpaid principal balance, consisting primarily of single-family mortgages, compared with $40.5 billion in August. We helped to finance 200,000 single-family homes in September. During the first nine months of 2008, we purchased approximately $28.6 billion of new and existing multifamily loans, helping to finance 480,000 units of rental housing.

•	Partnership with Federal Home Loan Bank of Chicago. On October 7, 2008, we announced that we had entered into an agreement with the Federal Home Loan Bank of Chicago under which we have committed to purchase 15-year and 30-year fixed-rate mortgage loans that the bank has acquired from its member institutions through its Mortgage Partnership Finance® (MPF®) program, which helps make affordable mortgages available to working families across the country. This arrangement is designed to allow us to expand our service to a broader market and provide additional liquidity to the mortgage market while prudently managing risk.

•	Reduced fees for our real estate mortgage investment conduits, or REMICs. In September 2008, we reduced the fees for our real estate mortgage investment conduits, or REMICs, by 15%.

•	Multifamily rate lock commitment. In the last six months, we introduced a streamlined rate lock commitment for multifamily lenders that allows them to lock in the rate that they will charge a borrower for a loan at any point during the underwriting process.

•	Relaxing restrictions on institutions holding principal and interest payments on our behalf in response to FDIC rule change. In October 2008, the FDIC announced a rule change that lowered our risk of suffering losses if a party holding principal and interest payments on our behalf in custodial depository accounts failed. In response to this rule change, we have reviewed and curtailed or reversed certain actions we had taken in recent months to reduce our risk, including reducing the amount of our funds permitted to be held with mortgage servicers, requiring more frequent remittances of funds and moving funds held with our largest counterparties from custodial accounts to trust accounts.

Outlook

The expansion of the mortgage turmoil into the credit crisis that began in 2007 has continued and worsened through October 2008 and, combined with the commencement of the conservatorship and entry into the Treasury agreements in September 2008, have materially impacted our outlook for the remainder of 2008 and 2009. We expect that the current crisis in the U.S. and global financial markets will continue to adversely affect our financial results through the remainder of 2008 and 2009. Given our increasing uncertainty about the future, we are no longer able to have expectations with respect to certain matters.

Overall Market Conditions:  We expect that the current crisis in the U.S. and global financial markets will continue. We expect the unemployment rate to continue to increase as the economic slowdown continues. We expect to continue to experience home price declines and rising default and severity rates, all of which may worsen as unemployment rates continue to increase and if the U.S. experiences a broad-based recession. We expect growth in mortgage debt outstanding to continue to decline to a growth rate of about 0% in 2009. We continue to expect the level of foreclosures and single-family delinquency rates to continue to increase further through the end of 2008, and still further in 2009.

Home Price Declines:  We continue to expect that home prices will decline 7% to 9% on a national basis in 2008, and that we will experience a peak-to-trough home price decline of 15% to 19%. Through September 30, 2008, home prices nationally have declined 10% from their peak in 2006. (Our estimates compare to approximately 12% to 16% for 2008, and 27% to 32% peak-to-trough, using the Case-Schiller index.) We currently expect home price declines at the top end of our estimated ranges. We also expect significant regional variation in these national home price decline percentages, with steeper declines in certain areas such as Florida, California, Nevada and Arizona. The deteriorating economic conditions and related government actions that occurred in the third quarter have increased the uncertainty of future economic conditions, including home price movements. Therefore, while our peak-to-trough home price forecast is at the top end of the 15% to 19% range, there is increasing uncertainty about the actual amount of decline that will occur.

Credit Losses and Loss Reserves:  We continue to expect our credit loss ratio (which excludes SOP 03-3 and HomeSaver Advance fair value losses) to be between 23 and 26 basis points in 2008, partially due to a shift in credit losses from 2008 into 2009 as a result of certain foreclosure delays occurring in particular regions of the country and deployment of loss mitigation strategies that have the effect of lengthening the foreclosure pipeline. We continue to expect our credit loss ratio will increase further in 2009 compared with 2008. We expect significant continued increase in our combined loss reserves through the remainder of 2008 and further increases to continue in 2009.

Liquidity:  In the absence of action by Treasury to increase the level of support Treasury provides for our debt, we expect continued significant pressure on our access to the short-term debt markets and extremely limited access to the long-term debt markets at economically reasonable rates, both of which will significantly increase our borrowing costs, increase our “roll over” risk, limit our ability to grow, limit our ability to effectively manage our market and liquidity risk and increase the likelihood that we may need to borrow under the Treasury credit facility.

Uncertainty Regarding our Future Status and Profitability:  We expect that we will continue to face pressure, and are likely to experience adverse economic effects, from the strategic and day-to-day conflicts among our competing objectives. We are also likely to experience adverse economic effects from activities we may undertake to support the mortgage market and help borrowers. We expect that we will continue to face substantial uncertainty as to our future business strategy, business purpose and fundamental business structure.

Because of the current state of the market and the fact that we are in conservatorship, we no longer are able to provide guidance with respect to the growth of our guaranty book of business, growth in our guaranty fee income, the net interest yield we expect to achieve, or the portion of our credit-related expenses we expect to recognize by the end of 2008.

SELECTED FINANCIAL DATA

The selected financial data presented below is summarized from our condensed consolidated results of operations for the three and nine months ended September 30, 2008 and 2007, as well as from our condensed consolidated balance sheets as of September 30, 2008 and December 31, 2007. This data should be read in conjunction with this MD&A, as well as with the unaudited condensed consolidated financial statements and related notes included in this report and with our audited consolidated financial statements and related notes included in our 2007 Form 10-K.

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007(1)	2008	2007(1)
	(In millions, except per share amounts)

Statement of operations data:
Net interest income	$2,355	$1,058	$6,102	$3,445
Guaranty fee income	1,475	1,232	4,835	3,450
Losses on certain guaranty contracts	—	(294)	—	(1,038)
Trust management income	65	146	247	460
Fair value losses, net(2)	(3,947)	(2,082)	(7,807)	(1,224)
Other income (expenses), net(3)	(2,024)	(58)	(3,083)	339
Credit-related expenses(4)	(9,241)	(1,200)	(17,833)	(2,039)
(Provision) benefit for federal income taxes	(17,011)	582	(13,607)	468
Net income (loss)	(28,994)	(1,399)	(33,480)	1,509
Preferred stock dividends and issuance costs at redemption(5)	(419)	(119)	(1,044)	(372)
Net income (loss) available to common stockholders(5)	(29,413)	(1,518)	(34,524)	1,137

Per common share data:
Earnings (loss) per share:
Basic	$(13.00)	$(1.56)	$(24.24)	$1.17
Diluted	(13.00)	(1.56)	(24.24)	1.17
Weighted-average common shares outstanding:
Basic(6)	2,262	974	1,424	973
Diluted	2,262	974	1,424	975
Cash dividends declared per common share	$0.05	$0.50	$0.75	$1.40

New business acquisition data:
Fannie Mae MBS issues acquired by third parties(7)	$80,547	$148,320	$373,980	$407,962
Mortgage portfolio purchases(8)	46,400	49,574	144,070	134,407

New business acquisitions	$126,947	$197,894	$518,050	$542,369

	As of
	September 30,	December 31,
	2008	2007(1)
	(Dollars in millions)

Balance sheet data:
Investments in securities:
Trading	$98,671	$63,956
Available-for-sale	262,054	293,557
Mortgage loans:
Loans held for sale	7,908	7,008
Loans held for investment, net of allowance	397,834	396,516
Total assets	896,615	879,389
Short-term debt	280,382	234,160
Long-term debt	550,928	562,139
Total liabilities	887,180	835,271
Senior preferred stock	1,000	—
Preferred stock	21,725	16,913
Total stockholders’ equity	9,276	44,011

Regulatory data:
Net worth(9)	9,435	44,118

Book of business data:
Mortgage portfolio(10)	$767,166	$727,903
Fannie Mae MBS held by third parties(11)	2,278,170	2,118,909
Other guarantees(12)	32,190	41,588

Mortgage credit book of business(13)	$3,077,526	$2,888,400

Guaranty book of business(14)	$2,941,116	$2,744,237

Credit quality:
Nonperforming loans	$63,648	$35,808
Combined loss reserves	15,605	3,391
Combined loss reserves as a percentage of total guaranty book of business	0.53%	0.12%
Combined loss reserves as a percentage of total nonperforming loans	24.52	9.47

	For the				For the
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2008		2007(1)		2008		2007(1)

Performance ratios:
Net interest yield(16)	1.10%		0.52%		0.98%		0.57%
Average effective guaranty fee rate (in basis points)(17)	23	.6 bp	22	.8 bp	26	.4 bp	22	.0 bp
Credit loss ratio (in basis points)(18)	29	.7 bp	5	.3 bp	20	.1 bp	4	.3 bp
Return on assets(15)(19)	(13	.20)%	(0	.72)%	(5	.18)%	0.18%
Return on equity(15)(20)		N/A	(1	9.4)		N/A	4.8
Equity to assets(15)(21)	2.8		4.7		3.0		4.8

(1)	Certain prior period amounts have been reclassified to conform to the current period presentation.

(2)	Consists of the following: (a) derivatives fair value gains (losses), net; (b) trading securities gains (losses), net; (c) hedged mortgage assets gains (losses), net; (d) debt foreign exchange gains (losses), net; and (e) debt fair value gains (losses), net.

(3)	Consists of the following: (a) investment gains (losses), net; (b) debt extinguishment gains (losses), net; (c) losses from partnership investments; and (d) fee and other income.

(4)	Consists of provision for credit losses and foreclosed property expense.

(5)	Amounts for the three and nine months ended September 30, 2008 include approximately $6 million of dividends accumulated, but undeclared, for the reporting period on our outstanding cumulative senior preferred stock.

(6)	Amounts for the three and nine months ended September 30, 2008 include the weighted-average shares of common stock that would be issuable upon the full exercise of the warrant issued to Treasury from the date of conservatorship through the end of the reporting period. Because the warrant’s exercise price of $0.00001 per share is considered non-substantive (compared to the market price of our common stock), the warrant was evaluated based on its substance over form. It was determined to have characteristics of non-voting common stock, and thus included in the computation of basic earnings (loss) per share.

(7)	Unpaid principal balance of Fannie Mae MBS issued and guaranteed by us during the reporting period less: (a) securitizations of mortgage loans held in our portfolio during the reporting period and (b) Fannie Mae MBS purchased for our investment portfolio during the reporting period.

(8)	Unpaid principal balance of mortgage loans and mortgage-related securities we purchased for our investment portfolio during the reporting period. Includes acquisition of mortgage-related securities accounted for as the extinguishment of debt because the entity underlying the mortgage-related securities has been consolidated in our condensed consolidated balance sheet and includes capitalized interest.

(9)	Total assets less total liabilities.

(10)	Unpaid principal balance of mortgage loans and mortgage-related securities (including Fannie Mae MBS) held in our portfolio.

(11)	Unpaid principal balance of Fannie Mae MBS held by third-party investors. The principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

(12)	Includes primarily long-term standby commitments we have issued and single-family and multifamily credit enhancements that we have provided and that are not otherwise reflected in the table.

(13)	Unpaid principal balance of: (1) mortgage loans held in our mortgage portfolio; (2) Fannie Mae MBS held in our mortgage portfolio; (3) non-Fannie Mae mortgage-related securities held in our investment portfolio; (4) Fannie Mae MBS held by third parties; and (5) other credit enhancements that we provide on mortgage assets. The principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

(14)	Unpaid principal balance of: (1) mortgage loans held in our mortgage portfolio; (2) Fannie Mae MBS held in our mortgage portfolio; (3) Fannie Mae MBS held by third parties; and (4) other credit enhancements that we provide on mortgage assets. Excludes non-Fannie Mae mortgage-related securities held in our investment portfolio for which we do not provide a guaranty. The principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

(15)	Average balances for purposes of the ratio calculations are based on beginning and end of period balances.

(16)	Annualized net interest income for the period divided by the average balance of total interest-earning assets during the period.

(17)	Annualized guaranty fee income as a percentage of average outstanding Fannie Mae MBS and other guarantees during the period.

(18)	Annualized (a) charge-offs, net of recoveries and (b) foreclosed property expense, as a percentage of the average guaranty book of business during the period. We exclude from our credit loss ratio any initial losses recorded on delinquent loans purchased from MBS trusts pursuant to Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”), when the purchase price of seriously delinquent loans that we purchase from Fannie Mae MBS trusts exceeds the fair value of the loans at the time of purchase. Also excludes the difference between the unpaid principal balance of HomeSaver Advance loans at origination and the estimated fair value of these loans. Our credit loss ratio including the effect of these initial losses recorded pursuant to SOP 03-3 and related to HomeSaver Advance loans was 35.1 basis points and 14.9 basis points for the three months ended months September 30, 2008 and 2007, respectively, and 26.3 basis points and 8.0 basis points for the nine months ended September 30, 2008 and 2007, respectively. We previously calculated our credit loss ratio based on credit losses as a percentage of our mortgage credit book of business, which includes non-Fannie Mae mortgage-related securities held in our mortgage investment portfolio that we do not guarantee. Because losses related to non-Fannie Mae mortgage-related securities are not reflected in our credit losses, we revised the calculation of our credit loss ratio to reflect credit losses as a percentage of our guaranty book of business. Our credit loss ratio calculated based on our mortgage credit book of business would have been 28.4 basis points and 5.0 basis points for the three months ended September 30, 2008 and 2007, respectively, and 19.1 basis points and 4.0 basis points for the nine months ended September 30, 2008 and 2007, respectively.

(19)	Annualized net income (loss) available to common stockholders divided by average total assets during the period, expressed as a percentage. This ratio, which is considered a profitability measure, is a measure of how effectively we deploy our assets.

(20)	Annualized net income (loss) available to common stockholders divided by average outstanding common equity during the period, expressed as a percentage. This ratio, which is considered a profitability measure, is a measure of our efficiency in generating profit from our equity.

(21)	Average stockholders’ equity divided by average total assets during the period, expressed as a percentage. This ratio, which is considered a longer term solvency measure, is a measure of the extent to which we are using long-term funding to finance our assets.

DESCRIPTION OF OUR BUSINESS

Our Role in the Secondary Mortgage Market

Fannie Mae is a government-sponsored enterprise chartered by Congress to support liquidity and stability in the secondary mortgage market, where existing mortgage loans are purchased and sold. We do not make mortgage loans to borrowers or conduct any other operations in the primary mortgage market, which is where mortgage loans are originated.

The Federal National Mortgage Association Charter Act sets forth the activities that we are permitted to conduct and states that our purpose is to:

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

We securitize mortgage loans originated by lenders in the primary mortgage market into Fannie Mae MBS, which can then be readily bought and sold in the secondary mortgage market. We describe the securitization process below under “Business Segments—Single-Family Credit Guaranty Business—Mortgage Securitizations.” We also participate in the secondary mortgage market by purchasing mortgage loans and mortgage-related securities, including our own Fannie Mae MBS, for our mortgage portfolio. By selling loans and mortgage-related securities to us, lenders replenish their funds and, consequently, are able to make additional loans.

Although we are a corporation chartered by the U.S. Congress, the U.S. government does not guarantee, directly or indirectly, our securities or other obligations. It should be noted that, as described in “Executive Summary” above, pursuant to the Housing and Economic Recovery Act of 2008, Congress authorized Treasury to purchase our debt, equity and other securities, which authority Treasury used to make its commitment under the senior preferred stock purchase agreement to provide up to $100 billion in funds as needed to help us maintain a positive net worth (which means that our total assets exceed our total liabilities, as reflected on our GAAP balance sheet). In addition, we may request loans from Treasury under the Treasury credit facility.

Our Customers

Our principal customers are lenders that operate within the primary mortgage market, where mortgage loans are originated and funds are loaned to borrowers. Our customers also include mortgage banking companies, savings and loan associations, savings banks, commercial banks, credit unions, community banks, insurance companies, and state and local housing finance agencies.

Lenders originating mortgages in the primary mortgage market often sell them in the secondary mortgage market in the form of whole loans or in the form of mortgage-related securities.

During the third quarter of 2008, our top five lender customers, in the aggregate, accounted for approximately 60% of our single-family business volume, compared with 56% for the third quarter of 2007. Three lender customers each accounted for 10% or more of our single-family business volume for the third quarter of 2008: Bank of America Corporation and its affiliates, JPMorgan Chase and its affiliates and Wells Fargo & Company and its affiliates.

Our top lender customer is Bank of America Corporation, which acquired Countrywide Financial Corporation on July 1, 2008. Because the transaction has only recently been completed, it is uncertain how the transaction will affect our future business volume. Our single-family business volume from the two companies has decreased compared to the third quarter of last year. Bank of America Corporation and its affiliates, following the acquisition of Countrywide Financial Corporation, accounted for approximately 20% of our single-family business volume for the third quarter of 2008. For the third quarter of 2007, Countrywide Financial Corporation and its affiliates accounted for approximately 25% of our single-family business volume and Bank of America Corporation accounted for approximately 5% of our single-family business volume.

Due to increasing consolidation within the mortgage industry, as well as a number of mortgage lenders having gone out of business since late 2006, we, as well as our competitors, seek business from a decreasing number of large mortgage lenders. As we become more reliant on a smaller number of lender customers, our negotiating leverage with these customers decreases, which could diminish our ability to price our products and services profitably. We discuss these and other risks that this customer concentration poses to our business in “Part II—Item 1A—Risk Factors.”

Business Segments

We are organized in three complementary business segments: Single-Family Credit Guaranty, Housing and Community Development, and Capital Markets.

Single-Family Credit Guaranty Business

Our Single-Family Credit Guaranty business (which we also refer to as our Single-Family business), works with our lender customers to securitize single-family mortgage loans into Fannie Mae MBS and to facilitate the purchase of single-family mortgage loans for our mortgage portfolio. Single-family mortgage loans relate to properties with four or fewer residential units. Revenues in the segment are derived primarily from guaranty fees received as compensation for assuming the credit risk on the mortgage loans underlying single-family Fannie Mae MBS and on the single-family mortgage loans held in our portfolio.

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

We issue both single-class and multi-class Fannie Mae MBS. Single-class Fannie Mae MBS refers to Fannie Mae MBS where the investors receive principal and interest payments in proportion to their percentage ownership of the MBS issue. Multi-class Fannie Mae MBS refers to Fannie Mae MBS, including real estate mortgage investment conduits, or REMICs, where the cash flows on the underlying mortgage assets are divided, creating several classes of securities, each of which represents a beneficial ownership interest in a separate portion of cash flows. By separating the cash flows, the resulting classes may consist of: (1) interest-only payments; (2) principal-only payments; (3) different portions of the principal and interest payments; or (4) combinations of each of these. Terms to maturity of some multi-class Fannie Mae MBS, particularly REMIC classes, may match or be shorter than the maturity of the underlying mortgage loans and/or mortgage-related securities. As a result, each of the classes in a multi-class Fannie Mae MBS may have a different interest rate, average life, repayment sensitivity or final maturity. We also issue structured Fannie Mae MBS, which are either multi-class Fannie Mae MBS or resecuritized single-class Fannie Mae MBS.

MBS Trusts

Each of our single-family MBS trusts formed on or after June 1, 2007 is governed by the terms of our single-family master trust agreement. Each of our single-family MBS trusts formed prior to June 1, 2007 is governed either by our fixed-rate or adjustable-rate trust indenture. In addition, each MBS trust, regardless of the date of its formation, is governed by an issue supplement documenting the formation of that MBS trust and the issuance of the Fannie Mae MBS by that trust. The master trust agreement or the trust indenture, together with the issue supplement and any amendments, are the “trust documents” that govern an individual MBS trust. In accordance with the terms of our single-family MBS trust documents, we have the option or, in some instances, the obligation to purchase specified mortgage loans from an MBS trust. Refer to “Part I—Item 1—Business—Business Segments—Single-Family Credit Guaranty Business—MBS Trusts” of our 2007 Form 10-K for a description of the circumstances under which we have the option or the obligation to purchase loans from single-family MBS trusts. We amend our single-family trust documents from time to time. As a result, the circumstances under which we have the option or are required to purchase loans from single-family MBS trusts may change.

Mortgage Acquisitions

We acquire single-family mortgage loans for securitization or for our investment portfolio through either our flow or bulk transaction channels. In our flow business, we enter into agreements that generally set agreed-upon guaranty fee prices for a lender’s future delivery of individual loans to us over a specified time period. Because these agreements can establish base guaranty fee prices for a specified period of time, we may be limited in our ability to renegotiate the pricing on our flow transactions with individual lenders to reflect changes in market conditions and the credit risk of mortgage loans that meet our eligibility standards. These agreements permit us, however, to charge risk-based price adjustments that can be altered depending on market conditions and that apply to all loans delivered to us with certain risk characteristics. Flow business represents the majority of our mortgage acquisition volumes.

Our bulk business generally consists of transactions in which a defined set of loans are to be delivered to us in bulk, and we have the opportunity to review the loans for eligibility and pricing prior to delivery in accordance with the terms of the applicable contracts. Guaranty fees and other contract terms for our bulk mortgage acquisitions are typically negotiated on an individual transaction basis. As a result, we generally have a greater ability to adjust our pricing more rapidly than in our flow transaction channel to reflect changes in market conditions and the credit risk of the specific transactions.

Mortgage Servicing

The servicing of the mortgage loans that are held in our mortgage portfolio or that back our Fannie Mae MBS is performed by mortgage servicers on behalf of Fannie Mae. Typically, lenders who sell single-family mortgage loans to us initially service the mortgage loans they sell to us. There is an active market in which single-family lenders sell servicing rights and obligations to other servicers. Our agreement with lenders requires our approval for all servicing transfers. If a mortgage servicer defaults, we have ultimate responsibility for servicing the loans we purchase or guarantee until a new servicer can be put in place. At times, we may engage a servicing entity to service loans on our behalf due to termination of a servicer’s servicing relationship or for other reasons. Since we delegate the servicing of our mortgage loans to mortgage servicers and do not have our own servicing function, it may limit our ability to actively manage troubled loans that we own or guarantee.

Mortgage servicers typically collect and deliver principal and interest payments, administer escrow accounts, monitor and report delinquencies, evaluate transfers of ownership interests, respond to requests for partial releases of security, and handle proceeds from casualty and condemnation losses. For problem loans, servicing includes negotiating workouts, engaging in loss mitigation and, if necessary, inspecting and preserving properties and processing foreclosures and bankruptcies. We have the right to remove servicing responsibilities from any servicer under criteria established in our contractual arrangements with servicers. We compensate servicers primarily by permitting them to retain a specified portion of each interest payment on a serviced mortgage loan, called a “servicing fee.” Servicers also generally retain prepayment premiums, assumption fees, late payment charges and other similar charges, to the extent they are collected from borrowers, as additional servicing compensation. We also compensate servicers for negotiating workouts on problem loans.

Refer to “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management” and “Part II—Item 1A—Risk Factors” for more information about our mortgage servicers and for discussions of the risks associated with a default by a mortgage servicer and how we seek to manage those risks.

Housing and Community Development Business

Our Housing and Community Development business (also referred to as our HCD business) works with our lender customers to securitize multifamily mortgage loans into Fannie Mae MBS and to facilitate the purchase of multifamily mortgage loans for our mortgage portfolio. Our HCD business also makes debt and equity investments to increase the supply of affordable housing. Revenues in the segment are derived from a variety of sources, including the guaranty fees received as compensation for assuming the credit risk on the mortgage loans underlying multifamily Fannie Mae MBS and on the multifamily mortgage loans held in our portfolio, transaction fees associated with the multifamily business and bond credit enhancement fees. In addition,

HCD’s investments in rental housing projects eligible for the federal low-income housing tax credit and other investments generate both tax credits and net operating losses. As described in “Critical Accounting Policies and Estimates—Deferred Tax Assets,” we determined that it is more likely than not that we will not realize a portion of our deferred tax assets in the future. As a result, we are not currently recognizing tax benefits associated with these tax credits and net operating losses in our financial statements. Other investments in rental and for-sale housing generate revenue and losses from operations and the eventual sale of the assets.

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

MBS Trusts

Each of our multifamily MBS trusts formed on or after September 1, 2007 is governed by the terms of our multifamily master trust agreement. Each of our multifamily MBS trusts formed prior to September 1, 2007 is governed either by our fixed-rate or adjustable-rate trust indenture. In addition, each MBS trust, regardless of the date of its formation, is governed by an issue supplement documenting the formation of that MBS trust and the issuance of the Fannie Mae MBS by that trust. In accordance with the terms of our multifamily MBS trust documents, we have the option or, in some instances, the obligation to purchase specified mortgage loans from an MBS trust. Refer to “Part I—Item 1—Business—Business Segments—Housing and Community Development Business—MBS Trusts” of our 2007 Form 10-K for a description of the circumstances under which we have the option or the obligation to purchase loans from multifamily MBS trusts. We amend our multifamily trust documents from time to time. As a result, the circumstances under which we have the option or are required to purchase loans from multifamily MBS trusts may change.

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

Mortgage Servicing

As with the servicing of single-family mortgages, described under “Single-Family Credit Guaranty Business—Mortgage Servicing,” multifamily mortgage servicing is typically performed by the lenders who sell the mortgages to us. Many of those lenders have agreed, as part of the multifamily delegated underwriting and servicing relationship we have with these lenders, to accept “loss sharing” under certain defined circumstances with respect to mortgages that they have sold to us and are servicing. Thus, multifamily loss sharing obligations are an integral part of our selling and servicing relationships with multifamily lenders. Consequently, transfers of multifamily servicing rights are infrequent and are carefully monitored by us to enforce our right to approve all servicing transfers. As a seller-servicer, the lender is also responsible for evaluating the financial condition of owners, administering various types of agreements (including agreements regarding replacement reserves, completion or repair, and operations and maintenance), as well as conducting routine property inspections.

Affordable Housing Investments

Our HCD business helps to expand the supply of affordable housing by investing in rental and for-sale housing projects. Most of these investments are in rental housing that is eligible for federal low-income housing tax credits, and the remainder are in conventional rental and primarily entry-level, for-sale housing. Refer to “Part I—Item 1—Business—Business Segments—Housing and Community Development Business—Affordable Housing Investments” of our 2007 Form 10-K for additional information relating to our affordable housing investments.

Capital Markets Group

Our Capital Markets group manages our investment activity in mortgage loans, mortgage-related securities and other investments, our debt financing activity, and our liquidity and capital positions. We fund our investments primarily through proceeds from our issuance of debt securities in the domestic and international capital markets.

Our Capital Markets group generates most of its revenue from the difference, or spread, between the interest we earn on our mortgage assets and the interest we pay on the debt we issue to fund these assets. We refer to this spread as our net interest yield. Changes in the fair value of the derivative instruments and trading securities we hold impact the net income or loss reported by the Capital Markets group business segment. The net income or loss reported by the Capital Markets group is also affected by the impairment of available-for-sale securities.

Mortgage Investments

Our mortgage investments include both mortgage-related securities and mortgage loans. We purchase primarily conventional (that is, loans that are not federally insured or guaranteed) single-family fixed-rate or adjustable-rate, first lien mortgage loans, or mortgage-related securities backed by these types of loans. In addition, we purchase loans insured by the Federal Housing Administration, loans guaranteed by the Department of Veterans Affairs or through the Rural Development Housing and Community Facilities Program of the Department of Agriculture, manufactured housing loans, multifamily mortgage loans, subordinate lien mortgage loans (for example, loans secured by second liens) and other mortgage-related securities. Most of these loans are prepayable at the option of the borrower. Our investments in mortgage-related securities include structured mortgage-related securities such as REMICs. For information on our mortgage investments, including the composition of our mortgage investment portfolio by product type, refer to “Consolidated Balance Sheet Analysis.”

Debt Financing Activities

Our Capital Markets group funds its investments primarily through the issuance of debt securities in the domestic and international capital markets. For information on our debt financing activities, refer to “Liquidity and Capital Management—Liquidity—Funding.”

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

Customer Services

Our Capital Markets group provides our lender customers and their affiliates with services that include offering to purchase a wide variety of mortgage assets, including non-standard mortgage loan products; segregating customer portfolios to obtain optimal pricing for their mortgage loans; and assisting customers with the hedging of their mortgage business. These activities provide a significant flow of assets for our mortgage portfolio, help to create a broader market for our customers and enhance liquidity in the secondary mortgage market.

CONSERVATORSHIP AND TREASURY AGREEMENTS

Conservatorship

On September 6, 2008, FHFA, our safety, soundness and mission regulator, was appointed as our conservator when the Director of FHFA placed us into conservatorship. The conservatorship is a statutory process designed to preserve and conserve our assets and property, and put the company in a sound and solvent condition. As conservator, FHFA has assumed the powers of our Board of Directors and management, as well as the powers of our stockholders. The powers of the conservator under the Regulatory Reform Act are summarized below.

The conservatorship has no specified termination date. In a Fact Sheet issued by FHFA on September 7, 2008, FHFA indicated that the Director of FHFA will issue an order terminating the conservatorship upon the Director’s determination that the conservator’s plan to restore the company to a safe and solvent condition has been completed successfully. FHFA’s September 7 Fact Sheet also indicated that, at present, there is no time frame that can be given as to when the conservatorship may end.

General Powers of the Conservator Under the Regulatory Reform Act

Upon its appointment, the conservator immediately succeeded to all rights, titles, powers and privileges of Fannie Mae, and of any stockholder, officer or director of Fannie Mae with respect to Fannie Mae and its assets, and succeeded to the title to all books, records and assets of Fannie Mae held by any other legal custodian or third party. The conservator has the power to take over our assets and operate our business with all the powers of our stockholders, directors and officers, and to conduct all business of the company.

The conservator may take any actions it determines are necessary and appropriate to carry on our business and preserve and conserve our assets and property. The conservator’s powers include the ability to transfer or sell any of our assets or liabilities (subject to limitations and post-transfer notice provisions for transfers of qualified financial contracts (as defined below under “Special Powers of the Conservator Under the Regulatory Reform Act—Security Interests Protected; Exercise of Rights Under Qualified Financial Contracts”)) without any approval, assignment of rights or consent. The Regulatory Reform Act, however, provides that mortgage loans and mortgage-related assets that have been transferred to a Fannie Mae MBS trust must be held for the beneficial owners of the Fannie Mae MBS and cannot be used to satisfy our general creditors.

In connection with any sale or disposition of our assets, the conservator must conduct its operations to maximize the net present value return from the sale or disposition, to minimize the amount of any loss realized, and to ensure adequate competition and fair and consistent treatment of offerors. The conservator is required to pay all of our valid obligations that were due and payable on September 6, 2008 (the date we were placed into conservatorship), but only to the extent that the proceeds realized from the performance of contracts or sale of our assets are sufficient to satisfy those obligations. In addition, the conservator is required to maintain a full accounting of the conservatorship and make its reports available upon request to stockholders and members of the public.

We remain liable for all of our obligations relating to our outstanding debt securities and Fannie Mae MBS. In a Fact Sheet dated September 7, 2008, FHFA indicated that our obligations will be paid in the normal course of business during the conservatorship.

Special Powers of the Conservator Under the Regulatory Reform Act

Disaffirmance and Repudiation of Contracts

The conservator may disaffirm or repudiate contracts (subject to certain limitations for qualified financial contracts) that we entered into prior to its appointment as conservator if it determines, in its sole discretion, that performance of the contract is burdensome and that disaffirmation or repudiation of the contract promotes the orderly administration of our affairs. The Regulatory Reform Act requires FHFA to exercise its right to disaffirm or repudiate most contracts within a reasonable period of time after its appointment as conservator. As of November 7, 2008, the conservator had not determined whether or not a reasonable period of time had passed for purposes of the applicable provisions of the Regulatory Reform Act and, therefore, the conservator may still possess this right. As of November 7, 2008, the conservator has advised us that it has not disaffirmed or repudiated any contracts we entered into prior to its appointment as conservator.

We can, and have continued to, enter into and enforce contracts with third parties. The conservator has advised us that it has no intention of repudiating any guaranty obligation relating to Fannie Mae MBS because it views repudiation as incompatible with the goals of the conservatorship. In addition, as noted above, the conservator cannot use mortgage loans or mortgage-related assets that have been transferred to a Fannie Mae MBS trust to satisfy the general creditors of the company. The conservator must hold these assets for the beneficial owners of the related Fannie Mae MBS.

In general, the liability of the conservator for the disaffirmance or repudiation of any contract is limited to actual direct compensatory damages determined as of September 6, 2008, which is the date we were placed into conservatorship. The liability of the conservator for the disaffirmance or repudiation of a qualified financial contract is limited to actual direct compensatory damages determined as of the date of the disaffirmance or repudiation. If the conservator disaffirms or repudiates any lease to or from us, or any contract for the sale of real property, the Regulatory Reform Act specifies the liability of the conservator.

Limitations on Enforcement of Contractual Rights by Counterparties

The Regulatory Reform Act provides that the conservator may enforce most contracts entered into by us, notwithstanding any provision of the contract that provides for termination, default, acceleration, or exercise of rights upon the appointment of, or the exercise of rights or powers by, a conservator.

Security Interests Protected; Exercise of Rights Under Qualified Financial Contracts

Notwithstanding the conservator’s powers described above, the conservator must recognize legally enforceable or perfected security interests, except where such an interest is taken in contemplation of our insolvency or with the intent to hinder, delay or defraud us or our creditors. In addition, the Regulatory Reform Act provides that no person will be stayed or prohibited from exercising specified rights in connection with qualified financial contracts, including termination or acceleration (other than solely by reason of, or incidental to, the appointment of the conservator), rights of offset, and rights under any security agreement or arrangement or other credit enhancement relating to such contract. The term “qualified financial contract” means any securities contract, commodity contract, forward contract, repurchase agreement, swap agreement and any similar agreement, as determined by FHFA.

Avoidance of Fraudulent Transfers

The conservator may avoid, or refuse to recognize, a transfer of any property interest of Fannie Mae or of any of our debtors, and also may avoid any obligation incurred by Fannie Mae or by any debtor of Fannie Mae, if the transfer or obligation was made (1) within five years of September 6, 2008, and (2) with the intent to hinder, delay, or defraud Fannie Mae, FHFA, the conservator or, in the case of a transfer in connection with a qualified financial contract, our creditors. To the extent a transfer is avoided, the conservator may recover, for our benefit, the property or, by court order, the value of that property from the initial or subsequent transferee, unless the transfer was made for value and in good faith. These rights are superior to any rights of a trust or any other party, other than a federal agency, under the U.S. bankruptcy code.

Modification of Statutes of Limitations

Under the Regulatory Reform Act, notwithstanding any provision of any contract, the statute of limitations with regard to any action brought by the conservator is (1) for claims relating to a contract, the longer of six years or the applicable period under state law, and (2) for tort claims, the longer of three years or the applicable period under state law, in each case, from the later of September 6, 2008 or the date on which the cause of action accrues. In addition, notwithstanding the state law statute of limitation for tort claims, the conservator may bring an action for any tort claim that arises from fraud, intentional misconduct resulting in unjust enrichment, or intentional misconduct resulting in substantial loss to us, if the state’s statute of limitations expired not more than five years before September 6, 2008.

Suspension of Legal Actions

In any judicial action or proceeding to which we are or become a party, the conservator may request, and the applicable court must grant, a stay for a period not to exceed 45 days.

Treatment of Breach of Contract Claims

Any final and unappealable judgment for monetary damages against the conservator for breach of an agreement executed or approved in writing by the conservator will be paid as an administrative expense of the conservator.

Attachment of Assets and Other Injunctive Relief

The conservator may seek to attach assets or obtain other injunctive relief without being required to show that any injury, loss or damage is irreparable and immediate.

Subpoena Power

The Regulatory Reform Act provides the conservator, with the approval of the Director of FHFA, with subpoena power for purposes of carrying out any power, authority or duty with respect to Fannie Mae.

Current Management of the Company Under Conservatorship

As noted above, as our conservator, FHFA has assumed the powers of our Board of Directors. Accordingly, the current Board of Directors acts with neither the power nor the duty to manage, direct or oversee our business and affairs. The conservator has indicated that it intends to appoint a full Board of Directors to which it will delegate specified roles and responsibilities. Until FHFA has made these delegations, our Board of Directors has no power to determine the general policies that govern our operations, to create committees and elect the members of those committees, to select our officers, to manage, direct or oversee our business and affairs, or to exercise any of the other powers of the Board of Directors that are set forth in our Charter and bylaws.

FHFA, in its role as conservator, has overall management authority over our business. During the conservatorship, the conservator has delegated authority to management to conduct day-to-day operations so that the company can continue to operate in the ordinary course of business. The conservator retains the authority to withdraw its delegations to management at any time. The conservator is working actively with management to address and determine the strategic direction for the enterprise, and in general has retained final decision-making authority in areas regarding: significant impacts on operational, market, reputational or credit risk; major accounting determinations, including policy changes; the creation of subsidiaries or affiliates and transacting with them; significant litigation; setting executive compensation; retention of external auditors;

significant mergers and acquisitions; and any other matters the conservator believes are strategic or critical to the enterprise in order for the conservator to fulfill its obligations during conservatorship.

Treasury Agreements

The Regulatory Reform Act granted Treasury temporary authority (through December 31, 2009) to purchase any obligations and other securities issued by Fannie Mae on such terms and conditions and in such amounts as Treasury may determine, upon mutual agreement between Treasury and Fannie Mae. As of November 7, 2008, Treasury had used this authority as follows.

Senior Preferred Stock Purchase Agreement and Related Issuance of Senior Preferred Stock and Common Stock Warrant

Senior Preferred Stock Purchase Agreement

On September 7, 2008, we, through FHFA, in its capacity as conservator, and Treasury entered into a senior preferred stock purchase agreement. The senior preferred stock purchase agreement was subsequently amended and restated on September 26, 2008. Pursuant to the agreement, we agreed to issue to Treasury one million shares of senior preferred stock with an initial liquidation preference equal to $1,000 per share (for an aggregate liquidation preference of $1.0 billion), and a warrant for the purchase of our common stock. The terms of the senior preferred stock and warrant are summarized in separate sections below. We did not receive any cash proceeds from Treasury as a result of issuing the senior preferred stock or the warrant.

The senior preferred stock and warrant were issued to Treasury as an initial commitment fee in consideration of the commitment from Treasury to provide up to $100 billion in funds to us under the terms and conditions set forth in the senior preferred stock purchase agreement. In addition to the issuance of the senior preferred stock and warrant, beginning on March 31, 2010, we are required to pay a quarterly commitment fee to Treasury. This quarterly commitment fee will accrue from January 1, 2010. The fee, in an amount to be mutually agreed upon by us and Treasury and to be determined with reference to the market value of Treasury’s funding commitment as then in effect, will be determined on or before December 31, 2009, and will be reset every five years. Treasury may waive the quarterly commitment fee for up to one year at a time, in its sole discretion, based on adverse conditions in the U.S. mortgage market. We may elect to pay the quarterly commitment fee in cash or add the amount of the fee to the liquidation preference of the senior preferred stock.

The senior preferred stock purchase agreement provides that, on a quarterly basis, we generally may draw funds up to the amount, if any, by which our total liabilities exceed our total assets, as reflected on our GAAP balance sheet for the applicable fiscal quarter (referred to as the “deficiency amount”), provided that the aggregate amount funded under the agreement may not exceed $100 billion. The senior preferred stock purchase agreement provides that the deficiency amount will be calculated differently if we become subject to receivership or other liquidation process. The deficiency amount may be increased above the otherwise applicable amount upon our mutual written agreement with Treasury. In addition, if the Director of FHFA determines that the Director will be mandated by law to appoint a receiver for us unless our capital is increased by receiving funds under the commitment in an amount up to the deficiency amount (subject to the $100 billion maximum amount that may be funded under the agreement), then FHFA, in its capacity as our conservator, may request that Treasury provide funds to us in such amount. The senior preferred stock purchase agreement also provides that, if we have a deficiency amount as of the date of completion of the liquidation of our assets, we may request funds from Treasury in an amount up to the deficiency amount (subject to the $100 billion maximum amount that may be funded under the agreement). Any amounts that we draw under the senior preferred stock purchase agreement will be added to the liquidation preference of the senior preferred stock. No additional shares of senior preferred stock are required to be issued under the senior preferred stock purchase agreement.

The senior preferred stock purchase agreement provides that the Treasury’s funding commitment will terminate under any the following circumstances: (1) the completion of our liquidation and fulfillment of Treasury’s obligations under its funding commitment at that time, (2) the payment in full of, or reasonable provision for, all of our liabilities (whether or not contingent, including mortgage guaranty obligations), or (3) the funding by Treasury of $100 billion under the agreement. In addition, Treasury may terminate its funding commitment and declare the senior preferred stock purchase agreement null and void if a court vacates, modifies, amends, conditions, enjoins, stays or otherwise affects the appointment of the conservator or otherwise curtails the conservator’s powers. Treasury may not terminate its funding commitment under the agreement solely by reason of our being in conservatorship, receivership or other insolvency proceeding, or due to our financial condition or any adverse change in our financial condition.

The senior preferred stock purchase agreement provides that most provisions of the agreement may be waived or amended by mutual written agreement of the parties; however, no waiver or amendment of the agreement is permitted that would decrease Treasury’s aggregate funding commitment or add conditions to Treasury’s funding commitment if the waiver or amendment would adversely affect in any material respect the holders of our debt securities or guaranteed Fannie Mae MBS.

In the event of our default on payments with respect to our debt securities or guaranteed Fannie Mae MBS, if Treasury fails to perform its obligations under its funding commitment and if we and/or the conservator are not diligently pursuing remedies in respect of that failure, the holders of our debt securities or Fannie Mae MBS may file a claim in the United States Court of Federal Claims for relief requiring Treasury to fund to us the lesser of (1) the amount necessary to cure the payment defaults on our debt and Fannie Mae MBS and (2) the lesser of (a) the deficiency amount and (b) $100 billion less the aggregate amount of funding previously provided under the commitment. Any payment that Treasury makes under those circumstances will be treated for all purposes as a draw under the senior preferred stock purchase agreement that will increase the liquidation preference of the senior preferred stock.

The senior preferred stock purchase agreement includes several covenants that significantly restrict our business activities, which are described below under “Covenants Under Treasury Agreements—Senior Preferred Stock Purchase Agreement Covenants.”

As of November 7, 2008, we have not drawn any amounts under the senior preferred stock purchase agreement. The amended and restated senior preferred stock purchase agreement is filed as an exhibit to this report.

Issuance of Senior Preferred Stock

Pursuant to the senior preferred stock purchase agreement described above, we issued one million shares of senior preferred stock to Treasury on September 8, 2008. The senior preferred stock was issued to Treasury in partial consideration of Treasury’s commitment to provide up to $100 billion in funds to us under the terms set forth in the senior preferred stock purchase agreement.

Shares of the senior preferred stock have no par value, and have a stated value and initial liquidation preference equal to $1,000 per share. The liquidation preference of the senior preferred stock is subject to adjustment. Dividends that are not paid in cash for any dividend period will accrue and be added to the liquidation preference of the senior preferred stock. In addition, any amounts Treasury pays to us pursuant to its funding commitment under the senior preferred stock purchase agreement and any quarterly commitment fees that are not paid in cash to Treasury or waived by Treasury will be added to the liquidation preference of the senior preferred stock. As described below, we may make payments to reduce the liquidation preference of the senior preferred stock.

Holders of the senior preferred stock are entitled to receive, when, as and if declared by our Board of Directors, cumulative quarterly cash dividends at the annual rate of 10% per year on the then-current liquidation preference of the senior preferred stock. The initial dividend, if declared, will be payable on December 31, 2008 and will be for the period from but not including September 8, 2008 through and including December 31, 2008. If at any time we fail to pay cash dividends in a timely manner, then immediately following such failure and for all dividend periods thereafter until the dividend period following the date on which we have paid in cash full cumulative dividends (including any unpaid dividends added to the liquidation preference), the dividend rate will be 12% per year.

The senior preferred stock ranks ahead of our common stock and all other outstanding series of our preferred stock, as well as any capital stock we issue in the future, as to both dividends and rights upon liquidation. The senior preferred stock provides that we may not, at any time, declare or pay dividends on, make distributions with respect to, or redeem, purchase or acquire, or make a liquidation payment with respect to, any common stock or other securities ranking junior to the senior preferred stock unless (1) full cumulative dividends on the outstanding senior preferred stock (including any unpaid dividends added to the liquidation preference) have been declared and paid in cash, and (2) all amounts required to be paid with the net proceeds of any issuance of capital stock for cash (as described in the following paragraph) have been paid in cash. Shares of the senior preferred stock are not convertible. Shares of the senior preferred stock have no general or special voting rights, other than those set forth in the certificate of designation for the senior preferred stock or otherwise required by law. The consent of holders of at least two-thirds of all outstanding shares of senior preferred stock is generally required to amend the terms of the senior preferred stock or to create any class or series of stock that ranks prior to or on parity with the senior preferred stock.

We are not permitted to redeem the senior preferred stock prior to the termination of Treasury’s funding commitment set forth in the senior preferred stock purchase agreement; however, we are permitted to pay down the liquidation preference of the outstanding shares of senior preferred stock to the extent of (1) accrued and unpaid dividends previously added to the liquidation preference and not previously paid down; and (2) quarterly commitment fees previously added to the liquidation preference and not previously paid down. In addition, if we issue any shares of capital stock for cash while the senior preferred stock is outstanding, the net proceeds of the issuance must be used to pay down the liquidation preference of the senior preferred stock; however, the liquidation preference of each share of senior preferred stock may not be paid down below $1,000 per share prior to the termination of Treasury’s funding commitment. Following the termination of Treasury’s funding commitment, we may pay down the liquidation preference of all outstanding shares of senior preferred stock at any time, in whole or in part. If, after termination of Treasury’s funding commitment, we pay down the liquidation preference of each outstanding share of senior preferred stock in full, the shares will be deemed to have been redeemed as of the payment date.

The certificate of designation for the senior preferred stock is filed as an exhibit to this report.

Issuance of Common Stock Warrant

Pursuant to the senior preferred stock purchase agreement described above, on September 7, 2008, we, through FHFA, in its capacity as conservator, issued a warrant to purchase common stock to Treasury. The warrant was issued to Treasury in partial consideration of Treasury’s commitment to provide up to $100 billion in funds to us under the terms set forth in the senior preferred stock purchase agreement.

The warrant gives Treasury the right to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis on the date of exercise. The warrant may be exercised in whole or in part at any time on or before September 7, 2028, by delivery to us of: (a) a notice of exercise; (b) payment of the exercise price of $0.00001 per share; and (c) the warrant. If the market price of one share of our common stock is greater than the exercise price, then, instead of paying the exercise price, Treasury may elect to receive shares equal to the value of the warrant (or portion thereof being canceled) pursuant to the formula specified in the warrant. Upon exercise of the warrant, Treasury may assign the right to receive the shares of common stock issuable upon exercise to any other person. The warrant contains several covenants, which are described under “Covenants Under Treasury Agreements—Warrant Covenants.”

As of November 7, 2008, Treasury has not exercised the warrant. The warrant is filed as an exhibit to this report.

Treasury Credit Facility

On September 19, 2008, we entered into a lending agreement with Treasury under which we may request loans until December 31, 2009. Loans under the Treasury credit facility require approval from Treasury at the time of request. Treasury is not obligated under the credit facility to make, increase, renew or extend any loan to us. The credit facility does not specify a maximum amount that may be borrowed under the credit facility, but any loans made to us by Treasury pursuant to the credit facility must be collateralized by Fannie Mae MBS or Freddie Mac mortgage-backed securities. Refer to “Liquidity and Capital Management—Liquidity—Liquidity Risk Management—Liquidity Contingency Plan—Treasury Credit Facility” for a discussion of the collateral that we could pledge under the Treasury credit facility. Further, unless amended or waived by Treasury, the amount we may borrow under the credit facility is limited by the restriction under the senior preferred stock purchase agreement on incurring debt in excess of 110% of our aggregate indebtedness as of June 30, 2008.

The credit facility does not specify the maturities or interest rate of loans that may be made by Treasury under the credit facility. In a Fact Sheet regarding the credit facility published by Treasury on September 7, 2008, Treasury indicated that loans made pursuant to the credit facility will be for short-term durations and would in general be expected to be for less than one month but no shorter than one week. The Fact Sheet further indicated that the interest rate on loans made pursuant to the credit facility ordinarily will be based on the daily London Inter-bank Offer Rate, or LIBOR, for a similar term of the loan plus 50 basis points. Given that the interest rate we are likely to be charged under the credit facility will be significantly higher than the rates we have historically achieved through the sale of unsecured debt, use of the facility, particularly in significant amounts, is likely to have a material adverse impact on our financial results.

As of November 7, 2008, we have not requested any loans or borrowed any amounts under the Treasury credit facility. For a description of the covenants contained in the credit facility, refer to “Covenants under Treasury Agreements—Treasury Credit Facility Covenants” below. A copy of the lending agreement for the Treasury credit facility is filed as an exhibit to this report.

Covenants under Treasury Agreements

The senior preferred stock purchase agreement, warrant and Treasury credit facility contain covenants that significantly restrict our business activities. These covenants, which are summarized below, include a prohibition on our issuance of additional equity securities (except in limited instances), a prohibition on the payment of dividends or other distributions on our equity securities (other than the senior preferred stock or warrant), a prohibition on our issuance of subordinated debt and a limitation on the total amount of debt securities we may issue. As a result, we can no longer obtain additional equity financing (other than pursuant to the senior preferred stock purchase agreement) and we are limited in the amount and type of debt financing we may obtain.

Senior Preferred Stock Purchase Agreement Covenants

The senior preferred stock purchase agreement provides that, until the senior preferred stock is repaid or redeemed in full, we may not, without the prior written consent of Treasury:

•	Declare or pay any dividend (preferred or otherwise) or make any other distribution with respect to any Fannie Mae equity securities (other than with respect to the senior preferred stock or warrant);

•	Redeem, purchase, retire or otherwise acquire any Fannie Mae equity securities (other than the senior preferred stock or warrant);

•	Sell or issue any Fannie Mae equity securities (other than the senior preferred stock, the warrant and the common stock issuable upon exercise of the warrant and other than as required by the terms of any binding agreement in effect on the date of the senior preferred stock purchase agreement);

•	Terminate the conservatorship (other than in connection with a receivership);

•	Sell, transfer, lease or otherwise dispose of any assets, other than dispositions for fair market value: (a) to a limited life regulated entity (in the context of a receivership); (b) of assets and properties in the ordinary course of business, consistent with past practice; (c) in connection with our liquidation by a receiver; (d) of cash or cash equivalents for cash or cash equivalents; or (e) to the extent necessary to comply with the covenant described below relating to the reduction of our mortgage assets beginning in 2010;

•	Incur indebtedness that would result in our aggregate indebtedness exceeding 110% of our aggregate indebtedness as of June 30, 2008;

•	Issue any subordinated debt;

•	Enter into a corporate reorganization, recapitalization, merger, acquisition or similar event; or

•	Engage in transactions with affiliates unless the transaction is (a) pursuant to the senior preferred stock purchase agreement, the senior preferred stock or the warrant, (b) upon arm’s length terms or (c) a transaction undertaken in the ordinary course or pursuant to a contractual obligation or customary employment arrangement in existence on the date of the senior preferred stock purchase agreement.

The senior preferred stock purchase agreement also provides that we may not own mortgage assets in excess of (a) $850 billion on December 31, 2009, or (b) on December 31 of each year thereafter, 90% of the aggregate amount of our mortgage assets as of December 31 of the immediately preceding calendar year, provided that we are not required to own less than $250 billion in mortgage assets. The covenant in the agreement prohibiting us from issuing debt in excess of 110% of our aggregate indebtedness as of June 30, 2008 likely will prohibit us from increasing the size of our mortgage portfolio to $850 billion, unless Treasury elects to amend or waive this limitation.

In addition, the senior preferred stock purchase agreement provides that we may not enter into any new compensation arrangements or increase amounts or benefits payable under existing compensation arrangements of any named executive officer (as defined by SEC rules) without the consent of the Director of FHFA, in consultation with the Secretary of the Treasury.

We are required under the senior preferred stock purchase agreement to provide annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K to Treasury in accordance with the time periods specified in the SEC’s rules. In addition, our designated representative (which, during the conservatorship, is the conservator) is required to provide quarterly certifications to Treasury certifying compliance with the covenants contained in the senior preferred stock purchase agreement and the accuracy of the representations made pursuant to agreement. We also are obligated to provide prompt notice to Treasury of the occurrence of specified events, such as the filing of a lawsuit that would reasonably be expected to have a material adverse effect.

As of November 7, 2008, we believe we were in compliance with the material covenants under the senior preferred stock purchase agreement. For a summary of the terms of the senior preferred stock purchase agreement, see “Senior Preferred Stock Purchase Agreement and Related Issuance of Senior Preferred Stock and Common Stock Warrant—Senior Preferred Stock Purchase Agreement” above. For the complete terms of the covenants, see the senior preferred stock purchase agreement filed as an exhibit to this report.

Warrant Covenants

The warrant we issued to Treasury includes, among others, the following covenants:

•	Our SEC filings under the Exchange Act will comply in all material respects as to form with the Exchange Act and the rules and regulations thereunder;

•	We may not permit any of our significant subsidiaries to issue capital stock or equity securities, or securities convertible into or exchangeable for such securities, or any stock appreciation rights or other profit participation rights;

•	We may not take any action that will result in an increase in the par value of our common stock;

•	We may not take any action to avoid the observance or performance of the terms of the warrant and we must take all actions necessary or appropriate to protect Treasury’s rights against impairment or dilution; and

•	We must provide Treasury with prior notice of specified actions relating to our common stock, including setting a record date for a dividend payment, granting subscription or purchase rights, authorizing a recapitalization, reclassification, merger or similar transaction, commencing a liquidation of the company or any other action that would trigger an adjustment in the exercise price or number or amount of shares subject to the warrant.

The warrant remains outstanding through September 7, 2028.

As of November 7, 2008, we believe we were in compliance with the material covenants under the warrant. For a summary of the terms of the warrant, see “Senior Preferred Stock Purchase Agreement and Related Issuance of Senior Preferred Stock and Common Stock Warrant—Issuance of Common Stock Warrant” above. For the complete terms of the covenants contained in the warrant, a copy of the warrant is filed as an exhibit to this report.

Treasury Credit Facility Covenants

The Treasury credit facility includes covenants requiring us, among other things:

•	to maintain Treasury’s security interest in the collateral, including the priority of the security interest, and take actions to defend against adverse claims;

•	not to sell or otherwise dispose of, pledge or mortgage the collateral (other than Treasury’s security interest);

•	not to act in any way to impair, or to fail to act in a way to prevent the impairment of, Treasury’s rights or interests in the collateral;

•	promptly to notify Treasury of any failure or impending failure to meet our regulatory capital requirements;

•	to provide for periodic audits of collateral held under borrower-in-custody arrangements, and to comply with certain notice and certification requirements;

•	promptly to notify Treasury of the occurrence or impending occurrence of an event of default under the terms of the lending agreement; and

•	to notify Treasury of any change in applicable law or regulations, or in our charter or bylaws, or certain other events, that may materially affect our ability to perform our obligations under the lending agreement.

The Treasury credit facility expires on December 31, 2009.

As of November 7, 2008, we believe we were in compliance with the material covenants under the Treasury credit facility. For a summary of the terms of the Treasury credit facility, see “Treasury Credit Facility” above. For the complete terms of the covenants contained in the Treasury credit facility, a copy of the agreement is filed as an exhibit to this report.

Effect of Conservatorship and Treasury Agreements on Stockholders

The conservatorship and senior preferred stock purchase agreement have materially limited the rights of our common and preferred stockholders (other than Treasury as holder of the senior preferred stock). The conservatorship has had the following adverse effects on our common and preferred stockholders:

•	the powers of the stockholders are suspended during the conservatorship. Accordingly, our common stockholders do not have the ability to elect directors or to vote on other matters during the conservatorship unless the conservator delegates this authority to them;

•	the conservator has eliminated common and preferred stock dividends (other than dividends on the senior preferred stock) during the conservatorship; and

•	according to a statement made by the Treasury Secretary on September 7, 2008, because we are in conservatorship, we “will no longer be managed with a strategy to maximize common shareholder returns.”

The senior preferred stock purchase agreement and the senior preferred stock and warrant issued to Treasury pursuant to the agreement have had the following adverse effects on our common and preferred stockholders:

•	the senior preferred stock ranks senior to the common stock and all other series of preferred stock as to both dividends and distributions upon dissolution, liquidation or winding up of the company;

•	the senior preferred stock purchase agreement prohibits the payment of dividends on common or preferred stock (other than the senior preferred stock) without the prior written consent of Treasury; and

•	the warrant provides Treasury with the right to purchase shares of our common stock equal to up to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis on the date of exercise for a nominal price, thereby substantially diluting the ownership in Fannie Mae of our common stockholders at the time of exercise. Until Treasury exercises its rights under the warrant or its right to exercise the warrant expires on September 7, 2028 without having been exercised, the holders of our common stock continue to have the risk that, as a group, they will own no more than 20.1% of the total voting power of the company. Under our Charter, bylaws and applicable law, 20.1% is insufficient to control the outcome of any vote that is presented to the common shareholders. Accordingly, existing common shareholders have no assurance that, as a group, they will be able to control the election of our directors or the outcome of any other vote after the time, if any, that the conservatorship ends.

As described above, the conservatorship and Treasury agreements also impact our business in ways that indirectly affect our common and preferred stockholders. By their terms, the senior preferred stock purchase agreement, senior preferred stock and warrant will continue to exist even if we are released from the conservatorship. For a description of the risks to our business relating to the conservatorship and Treasury agreements, see “Part II—Item 1A—Risk Factors.”

New York Stock Exchange Matters

As of November 7, 2008, our common stock continues to trade on the New York Stock Exchange, or NYSE. We have been in discussions with the staff of the NYSE regarding the effect of the conservatorship on our ongoing compliance with the rules of the NYSE and the continued listing of our stock on the NYSE in light of the unique circumstances of the conservatorship. To date, we have not been informed of any non-compliance by the NYSE.

Other Regulatory Matters

FHFA is responsible for implementing the various provisions of the Regulatory Reform Act. In a statement published on September 7, 2008, the Director of FHFA indicated that FHFA will continue to work expeditiously on the many regulations needed to implement the new legislation, and that some of the key regulations will address minimum capital standards, prudential safety and soundness standards and portfolio limits. In general, we remain subject to existing regulations, orders and determinations until new ones are issued or made.

Since we entered into conservatorship on September 6, 2008, FHFA has taken the following actions relating to the implementation of provisions of the Regulatory Reform Act.

Adoption by FHFA of Regulation Relating to Golden Parachute Payments

FHFA issued interim final regulations pursuant to the Regulatory Reform Act relating to “golden parachute payments” in September 2008. Under these regulations, FHFA may limit golden parachute payments as defined. In September 2008, the Director of FHFA notified us that severance and other payments contemplated in the employment contract of Daniel H. Mudd, our former President and Chief Executive Officer, are golden parachute payments within the meaning of the Regulatory Reform Act and that these payments should not be paid, effective immediately.

Suspension of Regulatory Capital Requirements During Conservatorship

As described in “Liquidity and Capital Management—Capital Management—Regulatory Capital Requirements,” FHFA announced in October 2008 that our existing statutory and FHFA-directed regulatory capital requirements will not be binding during the conservatorship.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles, or GAAP, requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We have identified the following as our most critical accounting policies and estimates:

•	Fair Value of Financial Instruments

•	Other-than-temporary Impairment of Investment Securities

•	Allowance for Loan Losses and Reserve for Guaranty Losses

•	Deferred Tax Assets

We describe below significant changes in the judgments and assumptions we made during the first nine months of 2008 in applying our critical accounting policies and estimates. Also see “Part II—Item 7—MD&A—Critical Accounting Policies and Estimates” of our 2007 Form 10-K for additional information about our critical accounting policies and estimates. We rely on a number of valuation and risk models as the basis for some of the amounts recorded in our financial statements. Many of these models involve significant assumptions and have certain limitations. See “Part II—Item 1A—Risk Factors” for a discussion of the risks associated with the use of models.

Fair Value of Financial Instruments

The use of fair value to measure our financial instruments is fundamental to our financial statements and is a critical accounting estimate because we account for and record a substantial portion of our assets and liabilities at fair value. As we discuss more fully in “Notes to Condensed Consolidated Financial Statements—Note 18, Fair Value of Financial Instruments,” we adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) effective January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and outlines a fair value hierarchy based on the inputs to valuation techniques used to measure fair value. Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as an exit price). In determining fair value, we use various valuation techniques. We disclose the carrying value and fair value of our financial assets and liabilities and describe the specific valuation techniques used to determine the fair value of these financial instruments in Note 18 to the condensed consolidated financial statements.

In September 2008, the SEC and FASB issued joint guidance providing clarification of issues surrounding the determination of fair value measurements under the provisions of SFAS 157 in the current market environment. In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, which amended SFAS 157 to provide an illustrative example of how to determine the fair value of a financial asset when the market for that financial asset is not active. The SEC and FASB guidance did not have an impact on our application of SFAS 157.

We generally consider a market to be inactive if the following conditions exist: (1) there are few transactions for the financial instruments; (2) the prices in the market are not current; (3) the price quotes we receive vary significantly either over time or among independent pricing services or dealers; and (4) there is a limited availability of public market information.

SFAS 157 establishes a three-level fair value hierarchy for classifying financial instruments that is based on whether the inputs to the valuation techniques used to measure fair value are observable or unobservable. The three levels of the SFAS 157 fair value hierarchy are described below:

Level 1:  Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:	Observable market-based inputs, other than quoted prices in active markets for identical assets or liabilities.

Level 3:  Unobservable inputs.

Each asset or liability is assigned to a level based on the lowest level of any input that is significant to the fair value measurement.

The majority of our financial instruments carried at fair value fall within the level 2 category and are valued primarily utilizing inputs and assumptions that are observable in the marketplace, that can be derived from observable market data or that can be corroborated by recent trading activity of similar instruments with similar characteristics. Because items classified as level 3 are valued using significant unobservable inputs, the process for determining the fair value of these items is generally more subjective and involves a high degree of management judgment and assumptions. These assumptions may have a significant effect on our estimates of fair value, and the use of different assumptions as well as changes in market conditions could have a material effect on our results of operations or financial condition.

Fair Value Hierarchy—Level 3 Assets and Liabilities

Our level 3 assets and liabilities consist primarily of financial instruments for which the fair value is estimated using valuation techniques that involve significant unobservable inputs because there is limited market activity and therefore little or no price transparency. We typically classify financial instruments as level 3 if the valuation is based on inputs from a single source, such as a dealer quotation, and we are not able to corroborate the inputs and assumptions with other available, observable market information. Our level 3 financial instruments include certain mortgage- and asset-backed securities and residual interests, certain performing residential mortgage loans, non-performing mortgage-related assets, our guaranty assets and buy-ups, our master servicing assets and certain highly structured, complex derivative instruments. As described in “Consolidated Results of Operations—Guaranty Fee Income,” we use the term “buy-ups” to refer to upfront payments that we make to lenders to adjust the monthly contractual guaranty fee rate so that the pass-through coupon rates on Fannie Mae MBS are in more easily tradable increments of a whole or half percent.

The following discussion identifies the types of financial assets we hold within each balance sheet category that are based on level 3 inputs and the valuation techniques we use to determine their fair values, including key inputs and assumptions.

•	Trading and Available-for-Sale Investment Securities. Our financial instruments within these asset categories that are classified as level 3 primarily consist of mortgage-related securities backed by Alt-A and subprime loans and mortgage revenue bonds. We generally have estimated the fair value of these securities at an individual security level, using non-binding prices obtained from at least four independent pricing services. Our fair value estimate is based on the average of these prices, which we regard as level 2. In the absence of such information or if we are not able to corroborate these prices by other available, relevant market information, we estimate their fair values based on single source quotations from brokers or dealers or by using internal calculations or discounted cash flow techniques that incorporate inputs, such as prepayment rates, discount rates and delinquency, default and cumulative loss expectations, that are implied by market prices for similar securities and collateral structure types. Because this valuation technique involves some level 3 inputs, we classify securities that are valued in this manner as level 3.

•	Derivatives. Our derivative financial instruments that are classified as level 3 primarily consist of a limited population of certain highly structured, complex interest rate risk management derivatives.

Examples include certain swaps with embedded caps and floors that reference non-standard indices. We determine the fair value of these derivative instruments using indicative market prices obtained from independent third parties. If we obtain a price from a single source and we are not able to corroborate that price, the fair value measurement is classified as level 3.

•	Guaranty Assets and Buy-ups. We determine the fair value of our guaranty assets and buy-ups based on the present value of the estimated compensation we expect to receive for providing our guaranty. We generally estimate the fair value using proprietary internal models that calculate the present value of expected cash flows. Key model inputs and assumptions include prepayment speeds, forward yield curves and discount rates that are commensurate with the level of estimated risk.

Fair value measurements related to financial instruments that are reported at fair value in our consolidated financial statements each period, such as our trading and available-for-sale securities and derivatives, are referred to as recurring fair value measurements. Fair value measurements related to financial instruments that are not reported at fair value each period, such as held-for-sale mortgage loans, are referred to non-recurring fair value measurement.

Table 1 presents, by balance sheet category, the amount of financial assets carried in our condensed consolidated balance sheets at fair value on a recurring basis and classified as level 3 as of September 30, 2008 and June 30, 2008. The availability of observable market inputs to measure fair value varies based on changes in market conditions, such as liquidity. As a result, we expect the financial instruments carried at fair value on a recurring basis and classified as level 3 to vary each period.

Table 1:  Level 3 Recurring Financial Assets at Fair Value

	As of
	September 30,	June 30,
Balance Sheet Category	2008	2008
	(Dollars in millions)

Trading securities	$14,173	$14,325
Available-for-sale securities	53,323	40,033
Derivatives assets	280	270
Guaranty assets and buy-ups	1,866	1,947

Level 3 recurring assets	$69,642	$56,575

Total assets	$896,615	$885,918
Total recurring assets measured at fair value	$363,689	$347,748
Level 3 recurring assets as a percentage of total assets	8%	6%
Level 3 recurring assets as a percentage of total recurring assets measured at fair value	19%	16%
Total recurring assets measured at fair value as a percentage of total assets	41%	39%

Level 3 recurring assets totaled $69.6 billion, or 8% of our total assets, as of September 30, 2008, compared with 6% of our total assets as of June 30, 2008. The balance of level 3 recurring assets increased by $13.1 billion and $28.4 billion during the third quarter of 2008 and first nine months of 2008, respectively. The increase in level 3 balances during the third quarter of 2008 resulted from the transfer of approximately $21.0 billion in assets to level 3 from level 2, which was partially offset by liquidations during the period. These assets primarily consisted of private-label mortgage-related securities backed by Alt-A loans or subprime loans. The transfers to level 3 from level 2 reflect the ongoing effects of the extreme disruption in the mortgage market and severe reduction in market liquidity for certain mortgage products, such as private-label mortgage-related securities backed by Alt-A loans or subprime loans. Because of the reduction in recently executed transactions and market price quotations for these instruments, the market inputs for these instruments are less observable.

Financial assets measured at fair value on a non-recurring basis and classified as level 3, which are not presented in the table above, include held-for-sale loans that are measured at lower of cost or market and that were written down to fair value during the period. Held-for-sale loans that were reported at fair value, rather than amortized cost, totaled $1.1 billion as of September 30, 2008. In addition, certain other financial assets carried at amortized cost that have been written down to fair value during the period due to impairment are classified as non-recurring. The fair value of these level 3 non-recurring financial assets, which primarily consisted of certain guaranty assets and acquired property, totaled $12.0 billion as of September 30, 2008. Financial liabilities measured at fair value on a recurring basis and classified as level 3 as of September 30, 2008 consisted of long-term debt with a fair value of $2.5 billion and derivatives liabilities with a fair value of $209 million.

Fair Value Control Processes

We have control processes that are designed to ensure that our fair value measurements are appropriate and reliable, that they are based on observable inputs wherever possible and that our valuation approaches are consistently applied and the assumptions used are reasonable. Our control processes consist of a framework that provides for a segregation of duties and oversight of our fair value methodologies and valuations and validation procedures.

Our Valuation Oversight Committee, which includes senior representation from business areas, our risk oversight office and finance, is responsible for reviewing and approving the valuation methodologies and pricing models used in our fair value measurements and any significant valuation adjustments, judgments, controls and results. Actual valuations are performed by personnel independent of our business units. Our Price Verification Group, which is an independent control group separate from the group that is responsible for obtaining the prices, also is responsible for performing monthly independent price verification. The Price Verification Group also performs independent reviews of the assumptions used in determining the fair value of products we hold that have material estimation risk because observable market-based inputs do not exist.

Our validation procedures are intended to ensure that the individual prices we receive are consistent with our observations of the marketplace and prices that are provided to us by pricing services or other dealers. We verify selected prices using a variety of methods, including comparing the prices to secondary pricing services, corroborating the prices by reference to other independent market data, such as non-binding broker or dealer quotations, relevant benchmark indices, and prices of similar instruments, checking prices for reasonableness based on variations from prices provided in previous periods, comparing prices to internally calculated expected prices and conducting relative value comparisons based on specific characteristics of securities. In addition, we compare our derivatives valuations to counterparty valuations as part of the collateral exchange process. We have formal discussions with the pricing services as part of our due diligence process in order to maintain a current understanding of the models and related assumptions and inputs that these vendors use in developing prices. The prices provided to us by independent pricing services reflect the existence of credit enhancements, including monoline insurance coverage, and the current lack of liquidity in the marketplace. If we determine that a price provided to us is outside established parameters, we will further examine the price, including having follow-up discussions with the specific pricing service or dealer. If we conclude that a price is not valid, we will adjust the price for various factors, such as liquidity, bid-ask spreads and credit considerations. These adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. All of these processes are executed before we use the prices in the financial statement process.

We continually refine our valuation methodologies as markets and products develop and the pricing for certain products becomes more or less transparent. While we believe our valuation methods are appropriate and consistent with those of other market participants, using different methodologies or assumptions to determine fair value could result in a materially different estimate of the fair value of some of our financial instruments.

Change in Measuring the Fair Value of Guaranty Obligations

Beginning January 1, 2008, as part of our implementation of SFAS 157, we changed our approach to measuring the fair value of our guaranty obligations. Specifically, we adopted a measurement approach that is based upon an estimate of the compensation that we would require to issue the same guaranty in a standalone arm’s-length transaction with an unrelated party. For a guaranty issued in a lender swap transaction after December 31, 2007, we measure the fair value of the guaranty obligation upon initial recognition based on the fair value of the total compensation we receive, which primarily consists of the guaranty fee, credit enhancements, buy-downs, risk-based price adjustments and our right to receive interest income during the float period in excess of the amount required to compensate us for master servicing. See “Consolidated Results of Operations—Guaranty Fee Income” for a description of buy-downs and risk-based price adjustments. As the fair value at inception of these guaranty obligations is now measured as equal to the fair value of the total compensation we expect to receive, we do not recognize losses or record deferred profit in our financial statements at the inception of guaranty contracts issued after December 31, 2007.

We also changed how we measure the fair value of our existing guaranty obligations, as discussed in “Supplemental Non-GAAP Information—Fair Value Balance Sheets” and in “Notes to Condensed Consolidated Financial Statements,” to be consistent with our approach for measuring guaranty obligations at initial recognition. The fair value of any guaranty obligation measured after its initial recognition represents our estimate of a hypothetical transaction price we would receive if we were to issue our guaranty to an unrelated party in a standalone arm’s-length transaction at the measurement date. To measure this fair value, we continue to use the models and inputs that we used prior to our adoption of SFAS 157 and calibrate those models to our current market pricing.

Prior to January 1, 2008, we measured the fair value of the guaranty obligations that we recorded when we issued Fannie Mae MBS based on market information obtained from spot transaction prices. In the absence of spot transaction data, which was the case for the substantial majority of our guarantees, we used internal models to estimate the fair value of our guaranty obligations. We reviewed the reasonableness of the results of our models by comparing those results with available market information. Key inputs and assumptions used in our models included the amount of compensation required to cover estimated default costs, including estimated unrecoverable principal and interest that we expected to incur over the life of the underlying mortgage loans backing our Fannie Mae MBS, estimated foreclosure-related costs, estimated administrative and other costs related to our guaranty, and an estimated market risk premium, or profit, that a market participant of similar credit standing would require to assume the obligation. If our modeled estimate of the fair value of the guaranty obligation was more or less than the fair value of the total compensation received, we recognized a loss or recorded deferred profit, respectively, at inception of the guaranty contract. See “Part II—Item 7—MD&A—Critical Accounting Policies and Estimates—Fair Value of Financial Instruments—Fair Value of Guaranty Assets and Guaranty Obligations—Effect on Losses on Certain Guaranty Contracts” of our 2007 Form 10-K for additional information.

The accounting for guarantees issued prior to January 1, 2008 is unchanged with our adoption of SFAS 157. Accordingly, the guaranty obligation amounts recorded in our condensed consolidated balance sheets attributable to these guarantees will continue to be amortized in accordance with our established accounting policy. This change, however, affects how we determine the fair value of our existing guaranty obligations as of each balance sheet date. See “Supplemental Non-GAAP Information—Fair Value Balance Sheets” and “Notes to Condensed Consolidated Financial Statements” for additional information regarding the impact of this change.

Other-than-temporary Impairment of Investment Securities

We determine whether our available-for-sale securities in an unrealized loss position are other-than-temporarily impaired as of the end of each quarter. We evaluate the probability that we will not collect all of the contractual amounts due and our ability and intent to hold the security until recovery in determining whether a security has suffered an other-than-temporary decline in value in accordance with the guidance provided in FASB Staff Position Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP 115-1 and FSP 124-1”). As more fully discussed in our 2007 Form 10-K in “Part II—Item 7—MD&A—Critical Accounting Policies and Estimates—Other-than-temporary Impairment of Investment Securities,” our evaluation requires management judgment and a consideration of various factors, including, but not limited to, the severity and duration of the impairment; recent events specific to the issuer and/or the industry to which the issuer belongs; and external credit ratings. Although an external rating agency action or a change in a security’s external credit rating is one criterion in our assessment of other-than-temporary impairment, a rating action alone is not necessarily indicative of other-than-temporary impairment.

We employ models to assess the expected performance of our securities under hypothetical scenarios. These models consider particular attributes of the loans underlying our securities and assumptions about changes in the economic environment, such as home prices and interest rates, to predict borrower behavior and the impact on default frequency, loss severity and remaining credit enhancement. We use these models to estimate the expected cash flows (“recoverable amount”) from our securities in assessing whether it is probable that we will not collect all of the contractual amounts due. If the recoverable amount is less than the contractual principal and interest due, we may determine, based on this factor in combination with our assessment of other relevant factors, that the security is other-than-temporarily impaired. If we make that determination, the amount of other-than-temporary impairment is determined by reference to the security’s current fair value, rather than the expected cash flows of the security. We write down any other-than-temporarily impaired AFS security to its current fair value, record the difference between the amortized cost basis and the fair value as an other-than-temporary loss in our consolidated statements of operations and establish a new cost basis for the security based on the current fair value. The fair value measurement we use to determine the amount of other-than-temporary impairment to record may be less than the actual amount we expect to realize by holding the security to maturity.

Allowance for Loan Losses and Reserve for Guaranty Losses

We employ a systematic and consistently applied methodology to determine our best estimate of incurred credit losses in our guaranty book of business as of each balance sheet date. We use the same methodology to determine both our allowance for loan losses and reserve for guaranty losses, which we collectively refer to as our “combined loss reserves.” We update and refine the assumptions used in determining our loss reserves as necessary in response to new loan performance data and to reflect the current economic environment and market conditions.

Our models and our methods of employing assumptions in estimating the combined loss reserves have remained consistent with prior periods. As a result of the rapidly changing housing and credit market conditions during the third quarter of 2008, we have observed a more significant impact on our allowance caused by: (1) more severe estimates of the probability of default (“default rates”), our unpaid principal balance loan exposure at default and the average loss given a default (“loss severity”) relating to Alt-A loans; (2) increasing default rates on our 2005 vintage Alt-A loans; and (3) a shorter estimated period of time between the identification of a loss triggering event, such as a borrower’s loss of employment, and the actual realization of the loss, which is referred to as the loss emergence period, for higher risk loan categories, including Alt-A loans.

See “Consolidated Results of Operations—Credit-Related Expenses” and “Notes to Condensed Financial Statements—Note 5, Allowance for Loan Losses and Reserve for Guaranty Losses” for additional information on our loss reserves.

Deferred Tax Assets

We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits. In the third quarter of 2008, we recorded a non-cash charge of $21.4 billion to establish a partial deferred tax asset valuation allowance, which reduced our net deferred tax assets to $4.6 billion as of September 30, 2008. Our net deferred tax assets totaled $13.0 billion as of December 31, 2007. We evaluate our deferred tax assets for recoverability using a consistent approach that considers the relative impact of negative and positive evidence, including our historical profitability and projections of future taxable income. We are required to establish a valuation allowance for deferred tax assets and record a charge to income or stockholders’ equity if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management-approved business plans and ongoing tax planning strategies. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between our projected operating performance, our actual results and other factors. Accordingly, we have included the assessment of a deferred tax asset valuation allowance as a critical accounting policy.

As of September 30, 2008, we were in a cumulative book taxable loss position for more than a twelve-quarter period. For purposes of establishing a deferred tax valuation allowance, this cumulative book taxable loss position is considered significant, objective evidence that we may not be able to realize some portion of our deferred tax assets in the future. Our cumulative book taxable loss position was caused by the negative impact on our results from the weak housing and credit market conditions over the past year. These conditions deteriorated dramatically during the third quarter of 2008, causing a significant increase in our pre-tax loss for the third quarter of 2008, due in part to much higher credit losses, and downward revisions to our projections of future results. Because of the volatile economic conditions during the third quarter of 2008, our projections of future credit losses have become more uncertain.

As of September 30, 2008, we concluded that it was more likely than not that we would not generate sufficient taxable income in the foreseeable future to realize all of our deferred tax assets. Our conclusion was based on our consideration of the relative weight of the available evidence, including the rapid deterioration of market conditions discussed above, the uncertainty of future market conditions on our results of operations and significant uncertainty surrounding our future business model as a result of the placement of the company into conservatorship by FHFA on September 6, 2008. This negative evidence was the basis for the establishment of the partial deferred tax valuation allowance of $21.4 billion during the third quarter. We did not, however, establish a valuation allowance for the deferred tax asset related to unrealized losses recorded in AOCI on our available-for-sale securities. We believe this deferred tax amount, which totaled $4.6 billion as of September 30, 2008, is recoverable because we have the intent and ability to hold these securities until recovery of the unrealized loss amounts.

As discussed in “Liquidity and Capital Management—Capital Management—Capital Activity—Capital Management Actions,” the non-cash charge we recorded during the third quarter to establish the deferred tax valuation allowance was a primary driver of the reduction in our stockholders’ equity to $9.3 billion as of September 30, 2008. Our remaining deferred tax asset of $4.6 billion represented a significant portion of our stockholders’ equity as of September 30, 2008. The amount of deferred tax assets considered realizable is subject to adjustment in future periods. We will continue to monitor all available evidence related to our ability to utilize our remaining deferred tax assets. If we determine that recovery is not likely because we no longer have the intent or ability to hold our available-for-sale securities until recovery of the unrealized loss amounts, we will record an additional valuation allowance against the deferred tax assets that we estimate may not be recoverable, which would further reduce our stockholders’ equity. In addition, our income tax expense in future periods will be increased or reduced to the extent of offsetting increases or decreases to our valuation allowance.

See “Notes to Condensed Consolidated Financial Statements—Note 11, Income Taxes” of this report for additional information. Also, see our 2007 Form 10-K in “Notes to Consolidated Financial Statements—Note 11, Income Taxes” for detail on the components of our deferred tax assets and deferred tax liabilities as of December 31, 2007.

CONSOLIDATED RESULTS OF OPERATIONS

The following discussion of our condensed consolidated results of operations is based on a comparison of our results between the three and nine months ended September 30, 2008 and the three and nine months ended September 30, 2007. You should read this section together with “Executive Summary—Outlook,” where we discuss trends and other factors that we expect will affect our future results of operations.

Table 2 presents a summary of our unaudited condensed consolidated results of operations for each of these periods.

Table 2:  Summary of Condensed Consolidated Results of Operations

	For the		For the
	Three Months Ended		Nine Months Ended		Quarterly		Year-to-Date
	September 30,		September 30,		Variance		Variance
	2008	2007	2008	2007	$	%	$	%
	(Dollars in millions, except per share amounts)

Net interest income	$2,355	$1,058	$6,102	$3,445	$1,297	123%	$2,657	77%
Guaranty fee income	1,475	1,232	4,835	3,450	243	20	1,385	40
Trust management income	65	146	247	460	(81)	(55)	(213)	(46)
Fee and other income(1)	164	217	616	751	(53)	(24)	(135)	(18)

Net revenues	4,059	2,653	11,800	8,106	1,406	53	3,694	46
Losses on certain guaranty contracts	—	(294)	—	(1,038)	294	100	1,038	100
Investment gains (losses), net(1)	(1,624)	(159)	(2,618)	43	(1,465)	(921)	(2,661)	(6,188)
Fair value losses, net(1)	(3,947)	(2,082)	(7,807)	(1,224)	(1,865)	(90)	(6,583)	(538)
Losses from partnership investments	(587)	(147)	(923)	(527)	(440)	(299)	(396)	(75)
Administrative expenses	(401)	(660)	(1,425)	(2,018)	259	39	593	29
Credit-related expenses(2)	(9,241)	(1,200)	(17,833)	(2,039)	(8,041)	(670)	(15,794)	(775)
Other non-interest expenses(1)(3)	(147)	(95)	(938)	(259)	(52)	(55)	(679)	(262)

Income (loss) before federal income taxes and extraordinary losses	(11,888)	(1,984)	(19,744)	1,044	(9,904)	(499)	(20,788)	(1,991)
Benefit (provision) for federal income taxes	(17,011)	582	(13,607)	468	(17,593)	(3,023)	(14,075)	(3,007)
Extraordinary gains (losses), net of tax effect	(95)	3	(129)	(3)	(98)	(3,267)	(126)	(4,200)

Net income (loss)	$(28,994)	$(1,399)	$(33,480)	$1,509	$(27,595)	(1,972)%	$(34,989)	(2,319)%

Diluted earnings (loss) per common share	$(13.00)	$(1.56)	$(24.24)	$1.17	$(11.44)	(733)%	$(25.41)	(2,172)%

(1)	Certain prior period amounts have been reclassified to conform with the current period presentation in our condensed consolidated statements of operations.

(2)	Consists of provision for credit losses and foreclosed property expense.

(3)	Consists of debt extinguishment gains (losses), net, minority interest in (earnings) losses of consolidated subsidiaries and other expenses.

Our business generates revenues from four principal sources: net interest income; guaranty fee income; trust management income; and fee and other income. Other significant factors affecting our results of operations include: fair value gains and losses; the timing and size of investment gains and losses; credit-related expenses; losses from partnership investments; administrative expenses and our effective tax rate. We provide a comparative discussion of the effect of our principal revenue sources and other significant items on our condensed consolidated results of operations for the three and nine months ended September 30, 2008 and 2007 below.

Net Interest Income

Net interest income, which is the amount by which interest income exceeds interest expense, is a primary source of our revenue. Interest income consists of interest on our interest-earning assets, plus income from the accretion of discounts for assets acquired at prices below the principal value, less expense from the amortization of premiums for assets acquired at prices above principal value. Interest expense consists of contractual interest on our interest-bearing liabilities and accretion and amortization of any cost basis adjustments, including premiums and discounts, which arise in conjunction with the issuance of our debt. The amount of interest income and interest expense we recognize in the consolidated statements of operations is affected by our investment activity, our debt activity, asset yields and the cost of our debt. We expect net interest income to fluctuate based on changes in interest rates and changes in the amount and composition of our interest-earning assets and interest-bearing liabilities. Table 3 presents an analysis of our net interest income and net interest yield for the three and nine months ended September 30, 2008 and 2007.

As described below in “Fair Value Gains (Losses), Net,” we supplement our issuance of debt with interest rate-related derivatives to manage the prepayment and duration risk inherent in our mortgage investments. The effect of these derivatives, in particular the periodic net interest expense accruals on interest rate swaps, is not reflected in net interest income. See “Fair Value Gains (Losses), Net” for additional information.

Table 3:  Analysis of Net Interest Income and Yield

	For the Three Months Ended September 30,
	2008			2007
		Interest	Average		Interest	Average
	Average	Income/	Rates	Average	Income/	Rates
	Balance(1)	Expense	Earned/Paid	Balance(1)	Expense	Earned/Paid
	(Dollars in millions)

Interest-earning assets:
Mortgage loans(2)	$424,609	$5,742	5.41%	$397,349	$5,572	5.61%
Mortgage securities	335,739	4,330	5.16	330,872	4,579	5.54
Non-mortgage securities(3)	58,208	381	2.56	72,075	999	5.43
Federal funds sold and securities purchased under agreements to resell	42,037	274	2.55	17,994	246	5.35
Advances to lenders	3,226	36	4.37	8,561	76	3.45

Total interest-earning assets	$863,819	$10,763	4.98%	$826,851	$11,472	5.54%

Interest-bearing liabilities:
Short-term debt	$271,007	$1,677	2.42%	$166,832	$2,400	5.63%
Long-term debt	560,540	6,728	4.80	613,801	8,013	5.22
Federal funds purchased and securities sold under agreements to repurchase	526	3	2.23	161	1	4.46

Total interest-bearing liabilities	$832,073	$8,408	4.02%	$780,794	$10,414	5.31%

Impact of net non-interest bearing funding	$31,746		0.14%	$46,057		0.29%

Net interest income/net interest yield(4)		$2,355	1.10%		$1,058	0.52%

	For the Nine Months Ended September 30,
	2008			2007
		Interest	Average		Interest	Average
	Average	Income/	Rates	Average	Income/	Rates
	Balance(1)	Expense	Earned/Paid	Balance(1)	Expense	Earned/Paid
	(Dollars in millions)

Interest-earning assets:
Mortgage loans(2)	$417,764	$17,173	5.48%	$391,318	$16,582	5.65%
Mortgage securities	323,334	12,537	5.17	329,126	13,606	5.51
Non-mortgage securities(3)	60,771	1,459	3.15	67,595	2,763	5.39
Federal funds sold and securities purchased under agreements to resell	35,072	853	3.20	15,654	633	5.33
Advances to lenders	3,594	147	5.37	6,097	160	3.45

Total interest-earning assets	$840,535	$32,169	5.10%	$809,790	$33,744	5.55%

Interest-bearing liabilities:
Short-term debt	$257,020	$5,920	3.03%	$163,062	$6,806	5.50%
Long-term debt	552,343	20,139	4.86	609,018	23,488	5.14
Federal funds purchased and securities sold under agreements to repurchase	422	8	2.49	136	5	4.91

Total interest-bearing liabilities	$809,785	$26,067	4.28%	$772,216	$30,299	5.22%

Impact of net non-interest bearing funding	$30,750		0.16%	$37,574		0.24%

Net interest income/net interest yield(4)		$6,102	0.98%		$3,445	0.57%

(1)	For mortgage loans, average balances have been calculated based on the average of the amortized cost amounts at the beginning of the year and at the end of each month in the period. For all other categories, average balances have been calculated based on a daily average. The average balance for the three and nine months ended September 30, 2008 for advances to lenders also has been calculated based on a daily average.

(2)	Average balance amounts include nonaccrual loans with an average balance totaling $9.2 billion and $6.2 billion for the three months ended September 30, 2008 and 2007, respectively, and $8.7 billion and $6.0 billion for the nine months ended September 30, 2008 and 2007, respectively. Interest income includes interest income on delinquent SOP 03-3 loans purchased from MBS trusts, which totaled $166 million and $127 million for the three months ended September 30, 2008 and 2007, respectively, and $479 million and $346 million for the nine months ended September 30, 2008 and 2007, respectively. These interest income amounts include the accretion of the fair value loss recorded upon purchase of SOP 03-3 loans, which totaled $37 million and $20 million for the three months ended September 30, 2008 and 2007, respectively, and $125 million and $42 million for the nine months ended September 30, 2008 and 2007.

(3)	Includes cash equivalents.

(4)	We compute net interest yield by dividing annualized net interest income for the period by the average balance of total interest-earning assets during the period.

Net interest income of $2.4 billion for the third quarter of 2008 represented an increase of 123% over net interest income of $1.1 billion for the third quarter of 2007, driven by a 112% (58 basis points) expansion of our net interest yield to 1.10% and a 4% increase in our average interest-earning assets. Net interest income of $6.1 billion for the first nine months of 2008 represented an increase of 77% over net interest income of $3.4 billion for the first nine months of 2007, driven by a 72% (41 basis points) expansion of our net interest yield to 0.98% and a 4% increase in our average interest-earning assets.

Table 4 presents the total variance, or change, in our net interest income between the three and nine months ended September 30, 2008 and 2007, and the extent to which that variance is attributable to (1) changes in the volume of our interest-earning assets and interest-bearing liabilities or (2) changes in the interest rates of these assets and liabilities.

Table 4:  Rate/Volume Analysis of Net Interest Income

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
	2008 vs. 2007			2008 vs. 2007
	Total	Variance Due to:(1)		Total	Variance Due to:(1)
	Variance	Volume	Rate	Variance	Volume	Rate
	(Dollars in millions)

Interest income:
Mortgage loans(2)	$170	$373	$(203)	$591	$1,097	$(506)
Mortgage securities	(249)	67	(316)	(1,069)	(236)	(833)
Non-mortgage securities(3)	(618)	(165)	(453)	(1,304)	(256)	(1,048)
Federal funds sold and securities purchased under agreements to resell	28	205	(177)	220	548	(328)
Advances to lenders	(40)	(56)	16	(13)	(81)	68

Total interest income	(709)	424	(1,133)	(1,575)	1,072	(2,647)

Interest expense:
Short-term debt	(723)	1,052	(1,775)	(886)	2,933	(3,819)
Long-term debt	(1,285)	(666)	(619)	(3,349)	(2,111)	(1,238)
Federal funds purchased and securities sold under agreements to repurchase	2	2	—	3	6	(3)

Total interest expense	(2,006)	388	(2,394)	(4,232)	828	(5,060)

Net interest income	$1,297	$36	$1,261	$2,657	$244	$2,413

(1)	Combined rate/volume variances are allocated to both rate and volume based on the relative size of each variance.

(2)	Please see footnote 2 in Table 3.

(3)	Includes cash equivalents.

The increase in our net interest income and net interest yield for the third quarter and first nine months of 2008 was mainly driven by the reduction in short-term borrowing rates, which reduced the average cost of our debt, and a shift in our funding mix to more short-term debt. Also contributing to the lower cost of funds was our redemption of step-rate debt securities, which provided an annualized benefit to our net interest yield of approximately seven basis points for the first nine months of 2008. Instead of having a fixed rate of interest for the life of the security, step-rate debt securities provide for the interest rate to increase at predetermined rates according to a specified schedule, resulting in increased interest payments. However, the interest expense on step-rate debt securities is recognized at a constant effective rate over the term of the security. Because we paid off these securities prior to maturity, we reversed a portion of the interest expense that we had previously accrued.

The increase in our average interest-earning assets for the third quarter and first nine months of 2008 was attributable to an increase in our portfolio purchases during the first nine months of 2008, particularly in the second quarter of 2008, as mortgage-to-debt spreads reached historic highs. OFHEO’s reduction in our capital surplus requirement on March 1, 2008 provided us with more flexibility to take advantage of opportunities to purchase mortgage assets at attractive prices and spreads. However, since July 2008, we have experienced significant limitations on our ability to issue callable or long-term debt. Because of these limitations, we increased our portfolio at a slower rate in the third quarter of 2008 than in the second quarter and we may not be able to further increase the size of our mortgage portfolio. For a discussion of these limitations, see “Liquidity and Capital Management—Liquidity—Funding—Debt Funding Activity.”

Although we consider the periodic net contractual interest accruals on our interest rate swaps to be part of the cost of funding our mortgage investments, these amounts are not reflected in our net interest income and net interest yield. Instead, the net contractual interest accruals on our interest rate swaps are reflected in our condensed consolidated statements of operations as a component of “Fair value gains (losses), net.” As indicated in Table 8, we recorded net contractual interest expense on our interest rate swaps totaling $681 million and $1.0 billion for the three and nine months ended September 30, 2008, respectively, which had the economic effect of increasing our funding costs by approximately 33 basis points and 17 basis points for the three and nine months ended September 30, 2008, respectively. We recorded net contractual interest income on our interest rate swaps of $95 million and $193 million for the three and nine months ended September 30, 2007, respectively, which had the economic effect of reducing our funding costs by approximately 5 and 3 basis points for the respective periods.

Guaranty Fee Income

Guaranty fee income primarily consists of contractual guaranty fees related to Fannie Mae MBS held in our portfolio and held by third-party investors, adjusted for the amortization of upfront fees over the estimated life of the loans underlying the MBS and impairment of guaranty assets, net of a proportionate reduction in the related guaranty obligation and deferred profit, and impairment of buy-ups. The average effective guaranty fee rate reflects our average contractual guaranty fee rate adjusted for the impact of amortization of upfront fees and buy-up impairment. See our 2007 Form 10-K, “Notes to Consolidated Financial Statements—Note 1, Summary of Significant Accounting Policies” for a detailed description of our guaranty fee accounting.

Guaranty fee income is primarily affected by the amount of outstanding Fannie Mae MBS and our other guarantees and the compensation we receive for providing our guaranty on Fannie Mae MBS and for providing other guarantees. The amount of compensation we receive and the form of payment varies depending on factors such as the risk profile of the securitized loans, the level of credit risk we assume and the negotiated payment arrangement with the lender. Our payment arrangements may be in the form of an upfront payment, an ongoing payment stream from the cash flows of the MBS trusts, or a combination. We typically negotiate a contractual guaranty fee with the lender and collect the fee on a monthly basis based on the contractual fee rate multiplied by the unpaid principal balance of loans underlying a Fannie Mae MBS. In lieu of charging a higher contractual fee rate for loans with greater credit risk, we may require that the lender pay an upfront fee to compensate us for assuming the additional credit risk. We refer to this payment as a risk-based pricing adjustment. We also may adjust the monthly contractual guaranty fee rate so that the pass-through coupon rates on Fannie Mae MBS are in more easily tradable increments of a whole or half percent by making an upfront payment to the lender (“buy-up”) or receiving an upfront payment from the lender (“buy-down”).

As we receive monthly contractual payments for our guaranty obligation, we recognize guaranty fee income. We defer upfront risk-based pricing adjustments and buy-down payments that we receive from lenders and recognize these amounts as a component of guaranty fee income over the expected life of the underlying assets of the related MBS trusts. We record buy-up payments we make to lenders as an asset and then reduce the recorded asset over time as cash flows are received over the expected life of the underlying assets of the related MBS trusts. We assess buy-ups for other-than-temporary impairment and include any impairment recognized as a component of guaranty fee income. The extent to which we amortize upfront payments and other deferred amounts into income depends on the rate of expected prepayments, which is affected by interest rates. In general, as interest rates decrease, expected prepayment rates increase, resulting in accelerated accretion into income of deferred amounts, which increases our guaranty fee income. Conversely, as interest rates increase, expected prepayments rates decrease, resulting in slower amortization of deferred amounts. Prepayment rates also affect the estimated fair value of buy-ups. Faster than expected prepayment rates shorten the average expected life of the underlying assets of the related MBS trusts, which reduces the value of our buy-up assets and may trigger the recognition of other-than-temporary impairment.

Table 5 shows the components of our guaranty fee income, our average effective guaranty fee rate, and Fannie Mae MBS activity for the three and nine months ended September 30, 2008 and 2007.

Table 5:  Guaranty Fee Income and Average Effective Guaranty Fee Rate(1)

	For the Three Months Ended September 30,
	2008			2007			Amount
	Amount	Rate(2)		Amount	Rate(2)		Variance
	(Dollars in millions)

Guaranty fee income/average effective guaranty fee rate, excluding certain fair value adjustments and buy-up impairment	$1,546	24.7	bp	$1,235	22.8	bp	25%
Net change in fair value of buy-ups and guaranty assets	(63)	(1.0)		—	—		100
Buy-up impairment	(8)	(0.1)		(3)	—		167

Guaranty fee income/average effective guaranty fee rate(3)	$1,475	23.6	bp	$1,232	22.8	bp	20%

Average outstanding Fannie Mae MBS and other guarantees(4)	$2,502,254			$2,163,173			16%
Fannie Mae MBS issues(5)	106,991			171,204			(38)

	For the Nine Months Ended September 30,
	2008			2007			Amount
	Amount	Rate(2)		Amount	Rate(2)		Variance
	(Dollars in millions)

Guaranty fee income/average effective guaranty fee rate, excluding certain fair value adjustments and buy-up impairment	$4,723	25.8	bp	$3,439	21.9	bp	37%
Net change in fair value of buy-ups and guaranty assets	151	0.8		19	0.1		695
Buy-up impairment	(39)	(0.2)		(8)	—		388

Guaranty fee income/average effective guaranty fee rate(3)	$4,835	26.4	bp	$3,450	22.0	bp	40%

Average outstanding Fannie Mae MBS and other guarantees(4)	$2,438,143			$2,090,322			17%
Fannie Mae MBS issues(5)	453,346			453,506			—

(1)	Losses recognized at inception on certain guaranty contracts for periods prior to January 1, 2008 are excluded from guaranty fee income and the average effective guaranty fee rate; however, as described in footnote 3 below, the accretion of these losses into income over time is included in our guaranty fee income and average effective guaranty fee rate.

(2)	Presented in basis points and calculated based on annualized amounts of our guaranty fee income components divided by average outstanding Fannie Mae MBS and other guarantees for each respective period.

(3)	Losses recognized at inception on certain guaranty contracts for periods prior to January 1, 2008, which are excluded from guaranty fee income, are recorded as a component of our guaranty obligation. We accrete a portion of our guaranty obligation, which includes these losses, into income each period in proportion to the reduction in the guaranty asset for payments received. This accretion increases our guaranty fee income and reduces the related guaranty obligation. Effective January 1, 2008, we no longer recognize losses at inception of our guaranty contracts due to a change in our method for measuring the fair value of our guaranty obligations. Although we will no longer recognize losses at inception of our guaranty contracts, we will continue to accrete previously recognized losses into our guaranty fee income over the remaining life of the mortgage loans underlying the Fannie Mae MBS.

(4)	Other guarantees includes $32.2 billion and $41.6 billion as of September 30, 2008 and December 31, 2007, respectively, and $35.5 billion and $19.7 billion as of September 30, 2007 and December 31, 2006, respectively, related to long-term standby commitments we have issued and credit enhancements we have provided.

(5)	Reflects unpaid principal balance of Fannie Mae MBS issued and guaranteed by us, including mortgage loans held in our portfolio that we securitized during the period and Fannie Mae MBS issued during the period that we acquired for our portfolio.

The 20% increase in guaranty fee income for the third quarter of 2008 over the third quarter of 2007 resulted from a 16% increase in average outstanding Fannie Mae MBS and other guarantees, and a 4% increase in the average effective guaranty fee rate to 23.6 basis points from 22.8 basis points. The 40% increase in guaranty fee income for the first nine months of 2008 over the first nine months of 2007 resulted from a 17% increase in average outstanding Fannie Mae MBS and other guarantees, and a 20% increase in the average effective guaranty fee rate to 26.4 basis points from 22.0 basis points.

The increase in average outstanding Fannie Mae MBS and other guarantees reflected our higher market share of mortgage-related securities issuances during the first nine months of 2008, as compared to the first nine months of 2007. We experienced this market share increase in large part due to the near-elimination of competition from issuers of private-label mortgage-related securities.

The increase in our average effective guaranty fee rate was affected by guaranty fee pricing changes designed to price for the current risks in the housing market. These pricing changes include an adverse market delivery charge of 25 basis points for all loans delivered to us, which became effective March 1, 2008. The impact of our guaranty fee pricing changes was partially offset by a shift in the composition of our guaranty book of business to a greater proportion of higher-quality, lower risk and lower guaranty fee mortgages, as we reduced our acquisitions of higher risk, higher fee product categories, such as Alt-A loans. Our average charged guaranty fee on new single-family business was 31.9 basis points and 28.1 basis points for the third quarter and first nine months of 2008, respectively, compared with 31.4 basis points and 28.7 basis points for the third quarter and first nine months of 2007, respectively. The average charged guaranty fee on our new single-family business represents the average contractual fee rate for our single-family guaranty arrangements plus the recognition of any upfront cash payments ratably over an estimated life of four years.

The increase in our average effective guaranty fee rate for the first nine months of 2008 was also driven by the accelerated recognition of deferred amounts into income as interest rates were generally lower in the first nine months of 2008 than the first nine months of 2007. Our guaranty fee income also includes accretion of deferred amounts on guaranty contracts where we recognized losses at the inception of the contract, which totaled an estimated $131 million and $555 million for the three and nine months ended September 30, 2008, compared with $144 million and $327 million for the three and nine months ended September 30, 2007. See “Part II—Item 7—MD&A—Critical Accounting Policies and Estimates” of our 2007 Form 10-K for additional information on our accounting for these losses and the impact on our financial statements.

Trust Management Income

Trust management income consists of the fees we earn as master servicer, issuer and trustee for Fannie Mae MBS. We derive these fees from the interest earned on cash flows between the date of remittance of mortgage and other payments to us by servicers and the date of distribution of these payments to MBS certificateholders, which we refer to as float income. Trust management income decreased to $65 million and $247 million for the third quarter and first nine months of 2008, respectively, from $146 million and $460 million for the third quarter and first nine months of 2007, respectively. The decrease during each period was attributable to significantly lower short-term interest rates during the first nine months of 2008 relative to the first nine months of 2007, which reduced the amount of float income we earned.

Fee and Other Income

Fee and other income consists of transaction fees, technology fees and multifamily fees. Fee and other income decreased to $164 million and $616 million for the third quarter and first nine months of 2008, respectively, from $217 million and $751 million for the third quarter and first nine months of 2007, respectively. The decrease during each period was primarily attributable to lower multifamily fees due to a reduction in multifamily loan liquidations for the first nine months of 2008.

Losses on Certain Guaranty Contracts

Effective January 1, 2008 with our adoption of SFAS 157, we no longer recognize losses or record deferred profit in our consolidated financial statements at inception of our guaranty contracts for MBS issued subsequent to December 31, 2007 because the estimated fair value of the guaranty obligation at inception now equals the estimated fair value of the total compensation received. For further discussion of this change, see “Critical Accounting Policies and Estimates—Fair Value of Financial Instruments—Change in Measuring the Fair Value of Guaranty Obligations” and “Notes to Condensed Consolidated Financial Statements—Note 2, Summary of Significant Accounting Policies.”

We recorded losses at inception on certain guaranty contracts totaling $294 million and $1.0 billion for the three and nine months ended September 30, 2007, respectively. These losses reflected the increase in the estimated market risk premium that a market participant would require to assume our guaranty obligations due to the decline in home prices and deterioration in credit conditions. We will continue to accrete these losses into income over time as part of the accretion of the related guaranty obligation on contracts where we recognized losses at inception of the contract. See “Notes to Condensed Consolidated Financial Statements—Note 7, Financial Guarantees” for additional information.

Investment Gains (Losses), Net

Investment losses, net includes other-than-temporary impairment on available-for-sale securities, lower-of-cost-or-market adjustments on held for sale loans, gains and losses recognized on the securitization of loans or securities from our portfolio and the sale of available-for-sale securities and other investment losses. Investment gains and losses may fluctuate significantly from period to period depending upon our portfolio investment and securitization activities and changes in market and credit conditions that may result in other-than-temporary impairment. We summarize the components of investment gains (losses), net for the three and nine months ended September 30, 2008 and 2007 below in Table 6 and discuss significant changes in these components between periods.

Table 6:  Investment Gains (Losses), Net

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in millions)

Other-than-temporary impairment on available-for-sale securities(1)	$(1,843)	$(75)	$(2,405)	$(78)
Lower-of-cost-or-market adjustments on held for sale loans	5	3	(306)	(115)
Gains (losses) on Fannie Mae portfolio securitizations, net	17	(65)	(8)	(27)
Gains on sale of available-for-sale securities, net	293	47	306	373
Other investment losses, net	(96)	(69)	(205)	(110)

Investment gains (losses), net	$(1,624)	$(159)	$(2,618)	$43

(1)	Excludes other-than-temporary impairment on guaranty assets and buy-ups as these amounts are recognized as a component of guaranty fee income. Refer to Table 5: Guaranty Fee Income and Average Effective Guaranty Fee Rate.

The increase in investment losses for the third quarter and first nine months of 2008 over the third quarter and first nine months of 2007 was primarily attributable to the significant increase in other-than-temporary impairment on available-for-sale securities, principally for Alt-A and subprime private-label securities. We recognized other-than-temporary impairment on these securities of $1.8 billion and $2.4 billion in the third quarter and first nine months of 2008, respectively, reflecting a reduction in expected cash flows due to an increase in expected defaults and loss severities on the mortgage loans underlying these securities. See “Critical Accounting Policies and Estimates—Other-than-temporary Impairment of Investment Securities” and “Consolidated Balance Sheet Analysis—Trading and Available-for-Sale Investment Securities—Investments in Private-Label Mortgage Related Securities” for additional information on impairment of our investment securities.

Fair Value Gains (Losses), Net

Fair value gains and losses, net consists of (1) derivatives fair value gains and losses, including gains and losses on derivatives designated as accounting hedges; (2) trading securities gains and losses; (3) fair value adjustments to the carrying value of mortgage assets designated for hedge accounting that are attributable to changes in interest rates; (4) foreign exchange gains and losses on our foreign-denominated debt; and (5) fair value gains and losses on certain debt securities carried at fair value. By presenting these items together in our condensed consolidated results of operations, we are able to show the net impact of mark-to-market adjustments that generally result in offsetting gains and losses attributable to changes in interest rates.

Beginning in mid-April 2008, we implemented fair value hedge accounting with respect to a portion of our derivatives to hedge, for accounting purposes, the interest rate risk related to some of our mortgage assets, including mortgage loans classified as held for investment. Fair value hedge accounting allows us to offset the fair value gains or losses on some of our derivative instruments against the corresponding fair value losses or gains attributable to changes in interest rates on the specific hedged mortgage assets. We implemented this hedging strategy to reduce the level of volatility in our earnings attributable to changes in interest rates for our interest rate risk management derivatives. However, our application of hedge accounting does not affect volatility in our financial results that is attributable to changes in credit spreads.

The provisions of the conservatorship and Treasury agreements caused us to change our focus from reducing the volatility in our earnings attributable to changes in interest rates to maintaining a positive net worth. As a result of this change, we modified our hedge accounting strategy during the third quarter of 2008 to discontinue the application of hedge accounting for multifamily mortgage loans. Applying hedge accounting to these loans requires that we record in earnings changes in fair value attributable to changes in interest rates. These fair value changes offset some of the volatility in our earnings caused by fluctuations in the fair value of our derivatives. However, recording fair value adjustments on these loans introduces an additional element of volatility in our net worth. By discontinuing hedge accounting for these loans, we will account for these loans at amortized cost and no longer record changes in the fair value in earnings. We believe this change eliminates one factor that causes volatility in our net worth.

We generally expect that gains and losses on our trading securities, to the extent they are attributable to changes in interest rates, will offset a portion of the losses and gains on our derivatives because changes in the fair value of our trading securities typically move inversely to changes in the fair value of our derivatives. The fair value of our trading securities, however, may not always move inversely to changes in the fair value of our derivatives because the fair values of these financial instruments are affected not only by interest rates, but also by other factors such as spreads. Consequently, the gains and losses on our trading securities may not fully offset losses and gains on our derivatives.

We seek to eliminate our exposure to fluctuations in foreign exchange rates by entering into foreign currency swaps that effectively convert debt denominated in a foreign currency to debt denominated in U.S. dollars. The foreign currency exchange gains and losses on our foreign-denominated debt are offset in part by corresponding losses and gains on foreign currency swaps.

Table 7 summarizes the components of fair value gains (losses), net for the three and nine months ended September 30, 2008 and 2007. We experienced a significant increase in fair value losses for the third quarter and first nine months of 2008, compared with the same prior year periods. The increased losses were driven by: (1) a decline in interest rates, which resulted in losses on our derivatives and gains on our hedged mortgage assets; (2) the significant widening of spreads, which resulted in losses on our trading securities; and (3) the distressed condition of several financial institutions, which resulted in significant write-downs of some of our non-mortgage investments. We provide additional information below on the most significant components of the fair value gains (losses), net line item.

Table 7:  Fair Value Gains (Losses), Net

	For the		For the
	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in millions)

Derivatives fair value losses, net(1)	$(3,302)	$(2,244)	$(4,012)	$(891)
Trading securities gains (losses) net(2)	(2,934)	295	(5,126)	(145)
Hedged mortgage assets gains, net(3)	2,028	—	1,225	—

Fair value losses on derivatives, trading securities and hedged mortgage assets, net	(4,208)	(1,949)	(7,913)	(1,036)
Debt foreign exchange gains (losses), net	227	(133)	58	(188)
Debt fair value gains, net	34	—	48	—

Fair value losses, net	$(3,947)	$(2,082)	$(7,807)	$(1,224)

(1)	Includes losses of approximately $104 million for the three and nine months ended September 30, 2008, which resulted from the termination of our derivative contracts with a subsidiary of Lehman Brothers.

(2)	Includes trading losses of $559 million recorded during the third quarter of 2008, which resulted from the write-down to fair value of our investment in corporate debt securities issued by Lehman Brothers.

(3)	Represents adjustments to the carrying value of mortgage assets designated for hedge accounting that are attributable to changes in interest rates.

Derivatives Fair Value Gains (Losses), Net

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

We consider the cost of derivatives used in our management of interest rate risk to be an inherent part of the cost of funding and hedging our mortgage investments and to be economically similar to the interest expense that we recognize on the debt we issue to fund our mortgage investments. For example, by combining a pay-fixed interest rate swap with short-term floating-rate debt, we can achieve the economic effect of converting short-term floating-rate debt into long-term fixed-rate debt. However, because we do not apply hedge accounting, the net contractual interest accrual on the pay-fixed swap would be reflected in “Derivatives fair value gains (losses), net” instead of as a component of interest expense. If we instead issued long-term fixed rate debt to achieve the same economic effect, the interest on the debt would be reflected as a component of interest expense. We provide a more detailed discussion of our use of derivatives in “Risk Management—Interest Rate Risk Management and Other Market Risks—Interest Rate Risk Management Strategies—Derivatives Activity.”

Table 8 presents, by type of derivative instrument, the fair value gains and losses on our derivatives for the three and nine months ended September 30, 2008 and 2007. Table 8 also includes an analysis of the components of derivatives fair value gains and losses attributable to net contractual interest accruals on our interest rate swaps, the net change in the fair value of terminated derivative contracts through the date of termination and the net change in the fair value of outstanding derivative contracts. The 5-year swap interest rate, which is shown below in Table 8, is a key reference interest rate that affects the fair value of our derivatives.

Table 8:  Derivatives Fair Value Gains (Losses), Net

	For the		For the
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(Dollars in millions)

Risk management derivatives:
Swaps:
Pay-fixed	$(9,492)	$(7,500)	$(9,605)	$(1,780)
Receive-fixed	5,417	3,834	7,117	956
Basis	(145)	90	(213)	(35)
Foreign currency(1)	(145)	140	(19)	97
Swaptions:
Pay-fixed	(159)	(237)	(78)	32
Receive-fixed	1,218	1,460	(1,008)	(199)
Interest rate caps	(1)	(3)	2	5
Other(2)(3)	(61)	3	(10)	4

Total risk management derivatives fair value losses, net	(3,368)	(2,213)	(3,814)	(920)
Mortgage commitment derivatives fair value gains (losses), net	66	(31)	(198)	29

Total derivatives fair value losses, net	$(3,302)	$(2,244)	$(4,012)	$(891)

Risk management derivatives fair value gains (losses) attributable to:
Net contractual interest income (expense) on interest rate swaps	$(681)	$95	$(1,011)	$193
Net change in fair value of terminated derivative contracts from end of prior period to date of termination(3)	(310)	(50)	(275)	(187)
Net change in fair value of outstanding derivative contracts, including derivative contracts entered into during the period	(2,377)	(2,258)	(2,528)	(926)

Risk management derivatives fair value losses, net(4)	$(3,368)	$(2,213)	$(3,814)	$(920)

	2008	2007

5-year swap interest rate:
As of January 1	4.19%	5.10%
As of March 31	3.31	4.99
As of June 30	4.26	5.50
As of September 30	4.11	4.87

(1)	Includes the effect of net contractual interest income of approximately $6 million and interest expense of $16 million for the three months ended September 30, 2008 and 2007, respectively, and interest income of $9 million and interest expense of $50 million for the nine months ended September 30, 2008 and 2007, respectively. The change in fair value of foreign currency swaps excluding this item resulted in a net loss of $151 million and a net gain of $156 million for the three months ended September 30, 2008 and 2007, respectively, and a net loss of $28 million and a net gain of $147 million for the nine months ended September 30, 2008 and 2007, respectively.

(2)	Includes MBS options, swap credit enhancements and mortgage insurance contracts.

(3)	Includes losses of approximately $104 million for the three and nine months ended September 30, 2008, which resulted from the termination of our derivative contracts with a subsidiary of Lehman Brothers.

(4)	Reflects net derivatives fair value losses, excluding mortgage commitments, recognized in the condensed consolidated statements of operations.

The derivatives fair value losses of $3.3 billion for the third quarter of 2008, which includes $2.2 billion of losses on pay-fixed swaps designated as fair value hedges, reflected the combined impact of a decrease in swap interest rates during the quarter and time decay associated with our purchased options, which was partially offset by an increase in value due to an increase in implied volatility during the quarter. The 5-year swap interest rate fell by 15 basis points to 4.11% as of September 30, 2008 from 4.26% as of June 30, 2008. This decrease in swap interest rates resulted in fair value losses on our pay-fixed swaps that exceeded the fair value gains on our receive-fixed swaps. The derivatives fair value losses of $2.2 billion for the third quarter of 2007 were attributable to a decrease in swap interest rates during the quarter, which resulted in fair value losses on our pay-fixed swaps that more than offset the fair value gains on our receive-fixed swaps.

The derivatives fair value losses of $4.0 billion for the first nine months of 2008 were largely attributable to losses resulting from the decrease in interest rates, the time decay of our purchased options and rebalancing activity. The derivatives fair value losses of $891 million for the first nine months of 2007 were largely attributable to a decrease in swap interest rates during the third quarter of 2007, which resulted in fair value losses on our interest rate swaps that were partially offset by fair value gains on our option-based derivatives.

Although we recorded fair value losses on our derivatives for the third quarter and first nine months of 2008, these losses were partially offset by gains on mortgage assets designated for hedge accounting as shown in Table 7. Because derivatives are an important part of our interest rate risk management, it is important to evaluate the impact of our derivatives in the context of our overall interest rate risk profile and in conjunction with the other offsetting mark-to-market gains and losses presented in Table 7. For additional information on our interest rate risk management strategy and our use of derivatives, see “Risk Management—Interest Rate Risk Management and Other Market Risks—Interest Rate Risk Management Strategies.” Also see “Consolidated Balance Sheet Analysis—Derivative Instruments” for a discussion of the effect of derivatives on our condensed consolidated balance sheets.

Trading Securities Gains (Losses), Net

Our portfolio of trading securities increased to $98.7 billion as of September 30, 2008, from $64.0 billion as of December 31, 2007. We recorded net losses on trading securities of $2.9 billion and $5.1 billion for the third quarter and first nine months of 2008, respectively. These losses were due in part to the significant widening of spreads, particularly related to private-label mortgage-related securities backed by Alt-A and subprime loans and commercial mortgage-backed securities (“CMBS”) backed by multifamily mortgage loans. These losses were also due to significant declines in the market value of the non-mortgage securities in our cash and other investments portfolio during the third quarter of 2008 resulting from the financial market crisis. Of the $1.5 billion in net trading losses on the non-mortgage securities in our cash and other investments portfolio, approximately $892 million related to investments in corporate debt securities issued by Lehman Brothers, Wachovia Corporation, Morgan Stanley and American International Group, Inc. (referred to as AIG). Our exposure to Lehman Brothers accounted for $559 million of the $892 million in losses.

In comparison, we recorded net gains on trading securities of $295 million for the third quarter of 2007, attributable to a decline in interest rates during the quarter, and net losses of $145 million for the first nine months of 2007, reflecting the combined effect of an increase in our portfolio of trading securities and a decrease in the fair value of these securities due to a widening of credit spreads during the period.

We provide additional information on our trading and available-for-sale securities in “Consolidated Balance Sheet Analysis—Trading and Available-for-Sale Investment Securities” and disclose the sensitivity of changes in the fair value of our trading securities to changes in interest rates in “Risk Management—Interest Rate Risk Management and Other Market Risks—Interest Rate Risk Metrics.”

Hedged Mortgage Assets Gains (Losses), Net

Our hedge accounting relationships during the third quarter of 2008 consisted of pay-fixed interest rate swaps designated as fair value hedges of changes in the fair value, attributable to changes in the LIBOR benchmark interest rate, of specified mortgage assets. As of September 30, 2008, we had a notional amount of $15.5 billion of pay-fixed swaps designated as fair value hedges of specified mortgage assets. We include changes in fair value of hedged mortgage assets attributable to changes in the benchmark interest rate in our assessment of hedge effectiveness. These fair value accounting hedges resulted in gains on the hedged mortgage assets of $2.0 billion and $1.2 billion for the three and nine months ended September 30, 2008, respectively, which were offset by losses of $2.1 billion and $1.3 billion, respectively, on the pay-fixed swaps designated as hedging instruments excluding valuation changes due to the passage of time. The losses on these pay-fixed swaps are included as a component of derivatives fair value gains (losses), net. We also record as a component of derivatives fair value gains (losses) the ineffectiveness, or the portion of the change in the fair value of our derivatives that was not effective in offsetting the change in the fair value of the designated hedged mortgage assets. We had losses of $101 million and $115 million for the third quarter and first nine months of 2008, respectively, attributable to ineffectiveness of our fair value hedges. We provide additional information on our application of hedge accounting in “Notes to Condensed Consolidated Financial Statements, Note 2—Summary of Significant Accounting Policies” and “Note 10—Derivative Instruments and Hedging Activities.”

Losses from Partnership Investments

Losses from partnership investments increased to $587 million and $923 million for the third quarter and first nine months of 2008, respectively, from $147 million and $527 million for the third quarter and first nine months of 2007. The increase in losses was primarily due to an impairment charge of $245 million on our low income housing tax credit, or LIHTC, partnership investments that we recorded during the third quarter of 2008. Our decision in the third quarter of 2008 to establish a deferred tax asset valuation allowance was indicative of our potential inability to realize the future tax benefits by our LIHTC partnership investments. As a result, we determined that the potential loss on the carrying value of these investments was other than temporary. Accordingly, we recorded other-than-temporary impairment in the third quarter of 2008 on our LIHTC partnership investments that had a carrying value that exceeded the fair value. In addition, we experienced an increase in losses on our investments in rental and for-sale affordable housing.

Administrative Expenses

Administrative expenses include ongoing operating costs, such as salaries and employee benefits, professional services, occupancy costs and technology expenses. Administrative expenses decreased to $401 million and $1.4 billion for the third quarter and first nine months of 2008, respectively, from $660 million and $2.0 billion for the third quarter and first nine months of 2007, respectively, reflecting significant reductions in restatement and related regulatory expenses and a reduction in our ongoing operating costs due to efforts we undertook in 2007 to increase productivity and lower our administrative costs. In addition, because our corporate goals for 2008 were not met, in the third quarter of 2008 we reversed amounts that we had previously accrued for 2008 bonuses, which reduced our administrative expenses for the quarter and for the first nine months of 2008.

Pension and other postretirement benefit expenses included in our administrative expenses totaled $10 million and $47 million for the third quarter and first nine months of 2008, respectively, compared with $39 million and $91 million for the third quarter and first nine months of 2007, respectively. We made contributions of $9 million to fund our nonqualified pension plans and other postretirement benefit plans for the first nine months of 2008, and we anticipate contributing an additional $4 million in the fourth quarter of 2008 to fund these plans. For our qualified pension plan, the plan assets exceeded the projected benefit obligation as of December 31, 2007, reflecting a funding surplus of $44 million. The current funding policy for our qualified pension plan is to contribute an amount equal to the required minimum contribution under the Employee Retirement Income Security Act of 1974 (“ERISA”) and to maintain a funded status of 105% of the current liability as of January 1 of each year. Because the criteria of our funding policy were met as of December 31, 2007, our most recent measurement date, we did not expect to make a contribution during 2008 and as such, had not made a contribution to our qualified pension plan during the nine month period ended September 30, 2008. However, in light of the extreme market volatility and recent dramatic decline in the global equity markets, we determined in October 2008 that a review of the value of our qualified pension plan assets and the funded status should be completed prior to our next annual valuation. During our review, we determined that plan assets would likely be below our funding target as of our next measurement date. Accordingly, in November 2008, consistent with our funding policy, we elected to make a voluntary contribution of $80 million to our qualified pension plan for 2008 to offset some of the recent investment losses. We will re-

evaluate the funded status at year-end to determine if additional contributions are needed under our funding policy.

We disclose the key actuarial assumptions for our principal employee retirement benefit plans in our 2007 Form 10-K in “Notes to Consolidated Financial Statements—Note 14, Employee Retirement Benefits.” Also see “Notes to Condensed Consolidated Financial Statements, Note 13—Employee Retirement Benefits” for additional information on our retirement benefit plans. As disclosed in note 14 of our 2007 Form 10-K, we made some changes to our employee benefit plans in the fourth quarter of 2007, including freezing the benefits under our defined benefit pension plans for active employees who did not meet certain grandfather provisions as of December 31, 2007 and terminating plan coverage for employees hired on or after December 31, 2007. We continue to accrue benefits under these plans for employees who met the grandfather provisions as of December 31, 2007.

Credit-Related Expenses

Credit-related expenses included in our condensed consolidated statements of operations consist of the provision for credit losses and foreclosed property expense. We detail the components of our credit-related expenses in Table 9. The substantial increase in our credit-related expenses for the third quarter and first nine months of 2008, compared with the third quarter and first nine months of 2007, was attributable to significant increases in our provision for credit losses and foreclosed property expense, reflecting continued building of our loss reserves and increases in the level of net charge-offs due to the severe deterioration in the housing market and worsening economic conditions.

Table 9:  Credit-Related Expenses

			For the
	For the		Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in millions)

Provision for credit losses attributable to guaranty book of business	$8,244	$417	$15,171	$965
Provision for credit losses attributable to SOP 03-3 and HomeSaver Advance fair value losses	519	670	1,750	805

Total provision for credit losses(1)	8,763	1,087	16,921	1,770
Foreclosed property expense	478	113	912	269

Credit-related expenses	$9,241	$1,200	$17,833	$2,039

(1)	Reflects total provision for credit losses reported in Table 10 below under “Combined loss reserves.”

Provision Attributable to Guaranty Book of Business

Our allowance for loan losses and reserve for guaranty losses, which we collectively refer to as our combined loss reserves, provide for probable credit losses inherent in our guaranty book of business as of each balance sheet date. The change in our combined loss reserves each period is driven by the provision for credit losses recognized in our condensed consolidated statements of operations and the net charge-offs recorded against our loss reserves. Table 10 below summarizes changes in our combined loss reserves for the three and nine months ended September 30, 2008 and 2007.

Table 10:  Allowance for Loan Losses and Reserve for Guaranty Losses (Combined Loss Reserves)

	For the		For the
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(Dollars in millions)

Changes in loss reserves:
Allowance for loan losses:
Beginning balance	$1,476	$337	$698	$340
Provision for credit losses	1,120	148	2,544	238
Charge-offs(1)(2)	(829)	(115)	(1,603)	(241)
Recoveries	36	25	164	58

Ending balance(3)	$1,803	$395	$1,803	$395

Reserve for guaranty losses:
Beginning balance	$7,450	$821	$2,693	$519
Provision for credit losses	7,643	939	14,377	1,532
Charge-offs(2)(4)	(1,369)	(757)	(3,395)	(1,078)
Recoveries	78	9	127	39

Ending balance	$13,802	$1,012	$13,802	$1,012

Combined loss reserves:
Beginning balance	$8,926	$1,158	$3,391	$859
Provision for credit losses	8,763	1,087	16,921	1,770
Charge-offs(1)(2)(4)	(2,198)	(872)	(4,998)	(1,319)
Recoveries	114	34	291	97

Ending balance(3)	$15,605	$1,407	$15,605	$1,407

	As of
	September 30,	December 31,
	2008	2007

Allocation of combined loss reserves:
Balance at end of each period attributable to:
Single-family	$15,528	$3,318
Multifamily	77	73

Total	$15,605	$3,391

Single-family and multifamily loss reserve ratios:(5)
Single-family loss reserves as % of single-family guaranty book of business	0.56%	0.13%
Multifamily loss reserves as % of multifamily guaranty book of business	0.05	0.05

Combined loss reserves as a percentage of:
Total guaranty book of business	0.53	0.12
Total nonperforming loans(6)	24.52	9.47

(1)	Includes accrued interest of $229 million and $32 million for the three months ended September 30, 2008 and 2007, respectively, and $468 million and $84 million for the nine months ended September 30, 2008 and 2007, respectively.

(2)	Includes charges recorded for our HomeSaver Advance initiative of $171 million and $294 million for the three and nine months ended September 30, 2008, respectively.

(3)	Includes $108 million and $35 million as of September 30, 2008 and 2007, respectively, for acquired loans subject to the application of SOP 03-3.

(4)	Includes charges recorded at the date of acquisition of $348 million and $670 million for the three months ended September 30, 2008 and 2007, respectively, and $1.5 billion and $805 million for the nine months ended

September 30, 2008 and 2007, respectively, for acquired loans subject to the application of SOP 03-3 where the acquisition cost exceeded the fair value of the acquired loan.

(5)	Represents loss reserves amount attributable to each loan type as a percentage of the guaranty book of business for each loan type.

(6)	Loans are classified as nonperforming at the earlier of when payment of principal and interest is three months or more past due according to the loan’s contractual terms (unless we have recourse against the seller of the loan in the event of default) or when, in our opinion, collectability of interest or principal on the loan is not reasonably assured. See Table 44: Nonperforming Single-Family and Multifamily Loans for detail on nonperforming loans as of September 30, 2008 and December 31, 2007.

We have continued to build our combined loss reserves through provisions that have been well in excess of our charge-offs. The provision for credit losses attributable to our guaranty book of business of $8.3 billion and $15.2 billion for the third quarter and first nine months of 2008, respectively, exceeded net charge-offs of $1.6 billion and $3.0 billion, respectively, reflecting an incremental build in our combined loss reserves of $6.7 billion for the third quarter of 2008 and $12.2 billion for the first nine months of 2008. In comparison, we recorded a provision for credit losses attributable to our guaranty book of business of $417 million and $965 million for the third quarter and first nine months of 2007, respectively. As a result of our higher loss provisioning levels, we have substantially increased our combined loss reserves both in absolute terms and as a percentage of our guaranty book of business, to $15.6 billion, or 0.53% of our guaranty book of business, as of September 30, 2008, from $3.4 billion, or 0.12% of our guaranty book of business, as of December 31, 2007.

The increase in our loss provisioning levels and combined loss reserves reflects our current estimate of inherent losses in our guaranty book of business as of September 30, 2008. The continued decline in home prices has resulted in higher delinquencies and defaults and an increase in the average loan loss severity or charge-off per default. As a result of the rapidly changing housing and credit market conditions during the third quarter of 2008, we have observed a more significant impact on our allowance caused by: (1) more severe estimates of default rates, our unpaid principal balance loan exposure at default and loss severity relating to Alt-A loans; (2) increasing default rates on our 2005 vintage Alt-A loans; and (3) a shorter estimated period of time between the identification of a loss triggering event, such as a borrower’s loss of employment, and the actual realization of the loss, which is referred to as the loss emergence period, for higher risk loan categories, including Alt-A loans.

Our conventional single-family serious delinquency rate has increased to 1.72% as of September 30, 2008, from 0.98% as of December 31, 2007 and 0.78% as of September 30, 2007. The average default rate and loan loss charge-off severity, excluding fair value losses related to SOP 03-3 loans, was 0.19% and 28%, respectively, for the third quarter of 2008, compared with 0.09% and 10% for the third quarter of 2007. These worsening credit performance trends have been most notable in certain states, certain higher risk loan categories and our 2006 and 2007 loan vintages. The Midwest, which has experienced prolonged economic weakness, and California, Florida, Arizona and Nevada, which previously experienced rapid home price increases and are now experiencing steep home price declines, have accounted for a disproportionately large share of our seriously delinquent loans and charge-offs. Our Alt-A book, particularly the 2006 and 2007 loan vintages, has exhibited early stage payment defaults and represented a disproportionate share of our seriously delinquent loans and charge-offs for the first nine months of 2008.

Provision Attributable to SOP 03-3 and HomeSaver Advance Fair Value Losses

“SOP 03-3” refers to the American Institute of Certified Public Accountants Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 is an accounting rule requiring that, when we purchase delinquent loans from MBS trusts that are within its scope, we record our net investment in these loans at the lower of the acquisition cost of the loan or the estimated fair value at the date of purchase. To the extent the acquisition cost exceeds the estimated fair value, we record a SOP 03-3 fair value loss charge-off against the “Reserve for guaranty losses” at the time we acquire the loan.

We introduced HomeSaver Advance in the first quarter of 2008. HomeSaver Advance, which serves as a loss mitigation tool earlier in the delinquency cycle than a modification can be offered due to our MBS trust constraints, allows borrowers to cure their payment defaults without requiring modification of their mortgage loans. HomeSaver Advance allows servicers to provide qualified borrowers with a 15-year unsecured personal loan in an amount equal to all past due payments relating to their mortgage loan, up to the lesser of $15,000 or 15% of the unpaid principal balance of the delinquent first lien loan. Because HomeSaver Advance does not require modification of the first lien loan, we are not required to purchase the delinquent loans from the MBS trusts. We record HomeSaver Advance loans at their estimated fair value at the date of purchase of these loans from servicers, and, to the extent the acquisition cost exceeds the estimated fair value, we record a HomeSaver fair value loss charge-off against the “Reserve for guaranty losses” at the time we acquire the loan.

We experienced a substantial increase in the SOP 03-3 fair value losses recorded upon the purchase of delinquent loans from MBS trusts for the first nine months of 2008 relative to the first nine months of 2007, due to the significant disruption in the mortgage market and severe reduction in market liquidity for certain mortgage products, such as delinquent loans, that has persisted since July 2007. As indicated in Table 9 above, SOP 03-3 and HomeSaver Advance fair value losses totaled $519 million and $1.8 billion for the third quarter and first nine months of 2008, respectively, compared to $670 million and $805 million for the third quarter and first nine months of 2007, respectively. The decrease in losses during the third quarter of 2008 reflected the impact of our loss mitigation strategies, including the implementation of HomeSaver Advance to reduce the number of delinquent loans purchased from MBS trusts. We describe how we account for SOP 03-3 fair value losses and the process we use to value loans subject to SOP 03-3 in “Part II—Item 7—MD&A—Critical Accounting Policies and Estimates—Fair Value of Financial Instruments—Fair Value of Loans Purchased with Evidence of Credit Deterioration—Effect on Credit-Related Expenses” of our 2007 Form 10-K.

Seriously Delinquent Loans Purchased from MBS Trusts

We purchase loans or REO property from MBS trusts for a variety of reasons. Under our trust documents, we are required to purchase loans or REO property from MBS trusts in a number of specified circumstances, including when a mortgage loan becomes and remains delinquent for 24 consecutive months (excluding months during which the borrower is complying with a loss mitigation remedy) and when a mortgage insurer or mortgage guarantor requires the trust to transfer a mortgage loan or related REO property in connection with an insurance or guaranty payment. Our trust documents also provide us with the option to purchase loans from MBS trusts in specified circumstances, such as when four or more consecutive monthly payments due under the loan are delinquent in whole or in part or when the mortgaged property is acquired by the trust as REO property. In general, we do not exercise our contractual option to purchase a delinquent mortgage loan from an MBS trust. If a loan becomes delinquent, we generally attempt to assist the borrower in curing the default and bringing the loan current through our HomeSaver Advance loss mitigation tool. In some circumstances, we may consider purchasing delinquent loans from MBS under our contractual option. Our decision about whether and when to purchase a loan from an MBS trust is based on variety of factors. In general, these factors include: our loss mitigation strategies and the exposure to credit losses we face under our guaranty; our cost of funds and ability to maintain a positive net worth; relevant market yields; the administrative costs associated with purchasing and holding the loan; mission and policy considerations; counterparty exposure to lenders that have agreed to cover losses associated with delinquent loans; general market conditions; our statutory obligations under the Charter Act; and other legal obligations such as those established by consumer finance laws. Our current practices relating to exercising our contractual option to purchase a delinquent mortgage loan from an MBS trust are subject to change, including at the direction of the conservator.

Table 11 provides a quarterly comparison of the average market price, as a percentage of the unpaid principal balance and accrued interest, of seriously delinquent loans subject to SOP 03-3 purchased from MBS trusts and additional information related to these loans. Beginning in November 2007, we decreased the number of optional delinquent loan purchases from our single-family MBS trusts in order to preserve capital in compliance with our regulatory capital requirements. HomeSaver Advance, which we implemented in the first quarter of 2008, has reduced the level of our optional delinquent loan purchases. The decline in national home prices and significant reduction in liquidity in the mortgage markets, along with the increase in mortgage credit risk, that was observed in the second half of 2007 has persisted and become severe, resulting in continued downward pressure on the value of the collateral underlying these loans.

Table 11:  Statistics on Delinquent Loans Purchased from MBS Trusts Subject to SOP 03-3

	2008			2007
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Average market price(1)	49%	53%	60%	70%	72%	93%	94%
Unpaid principal balance and accrued interest of loans purchased (dollars in millions)	$744	$807	$1,704	$1,832	$2,349	$881	$1,057
Number of delinquent loans purchased	3,678	4,618	10,586	11,997	15,924	6,396	8,009

(1)	The value of primary mortgage insurance is included as a component of the average market price.

Table 12 presents activity related to delinquent loans subject to SOP 03-3 purchased from MBS trusts under our guaranty arrangements for the three months ended September 30, 2008, June 30, 2008 and March 31, 2008.

Table 12:  Activity of Delinquent Loans Purchased from MBS Trusts Subject to SOP 03-3

			Allowance
	Contractual	Market	for Loan	Net
	Amount(1)	Discount	Losses	Investment
	(Dollars in millions)

Balance as of December 31, 2007	$8,096	$(991)	$(39)	$7,066
Purchases of delinquent loans	1,704	(728)	—	976
Provision for credit losses	—	—	(35)	(35)
Principal repayments	(180)	46	1	(133)
Modifications and troubled debt restructurings	(915)	331	5	(579)
Foreclosures, transferred to REO	(619)	169	18	(432)

Balance as of March 31, 2008	$8,086	$(1,173)	$(50)	$6,863
Purchases of delinquent loans	807	(380)	—	427
Provision for credit losses	—	—	(86)	(86)
Principal repayments	(192)	28	2	(162)
Modifications and troubled debt restructurings	(582)	240	5	(337)
Foreclosures, transferred to REO	(471)	129	15	(327)

Balance as of June 30, 2008	$7,648	$(1,156)	$(114)	$6,378
Purchases of delinquent loans	744	(348)	—	396
Provision for credit losses	—	—	12	12
Principal repayments	(148)	23	2	(123)
Modifications and troubled debt restructurings	(472)	198	9	(265)
Foreclosures, transferred to REO	(406)	128	(17)	(295)

Balance as of September 30, 2008	$7,366	$(1,155)	$(108)	$6,103

(1)	Reflects contractually required principal and accrued interest payments that we believe are probable of collection.

Tables 13 and 14 provide information about the re-performance, or cure rates, of seriously delinquent single-family loans we purchased from MBS trusts during the first three quarters of 2008, each of the quarters for 2007 and each of the years 2004 to 2007, as of both (1) September 30, 2008 and (2) the end of each respective period in which the loans were purchased. Table 13 includes all seriously delinquent loans we purchased from our MBS trusts, while Table 14 includes only those seriously delinquent loans that we purchased from our MBS trusts because we intended to modify the loan.

We believe there are inherent limitations in the re-performance statistics presented in Tables 13 and 14, both because of the significant lag between the time a loan is purchased from an MBS trust and the conclusion of the delinquent loan resolution process and because, in our experience, it generally takes at least 18 to 24 months to assess the ultimate re-performance of a delinquent loan. Accordingly, these re-performance statistics, particularly those for more recent loan purchases, are likely to change, perhaps materially. As a result, we believe the re-performance rates as of September 30, 2008 for delinquent loans purchased from MBS trusts during 2008 and 2007 may not be indicative of the ultimate long-term performance of these loans. In addition, our cure rates may be affected by changes in our loss mitigation efforts and delinquent loan purchase practices.

Table 13:	Re-performance Rates of Seriously Delinquent Single-Family Loans Purchased from MBS Trusts(1)

	Status as of September 30, 2008
	2008			2007
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	2007	2006	2005	2004

Cured without modification(2)	6%	15%	15%	16%	19%	18%	25%	19%	37%	44%	43%
Cured with modification(3)	32	41	39	27	16	32	28	24	28	16	15

Total cured	38	56	54	43	35	50	53	43	65	60	58
Defaults(4)	4	6	9	21	36	24	27	28	24	33	37
90 days or more delinquent	58	38	37	36	29	26	20	29	11	7	5

Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

	Status as of the End of Each Respective Period
	2008			2007
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	2007	2006	2005	2004

Cured without modification(2)	6%	10%	7%	11%	10%	11%	17%	16%	32%	31%	33%
Cured with modification(3)	32	35	37	26	12	31	26	26	29	12	12

Total cured	38	45	44	37	22	42	43	42	61	43	45
Defaults(4)	4	2	2	4	6	3	3	13	9	12	14
90 days or more delinquent	58	53	54	59	72	55	54	45	30	45	41

Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	Re-performance rates calculated based on number of loans.

(2)	Loans classified as cured without modification consist of the following: (1) loans that are brought current without modification; (2) loans that are paid in full; (3) loans that are repurchased by lenders; (4) loans that have not been modified but are returned to accrual status because they are less than 90 days delinquent; (5) loans for which the default is resolved through long-term forbearance; and (6) loans for which the default is resolved through a repayment plan. We do not extend the maturity date, change the interest rate or otherwise modify the principal amount of any loan that we resolve through long-term forbearance or a repayment plan unless we first purchase the loan from the MBS trust.

(3)	Loans classified as cured with modification consist of loans that are brought current or are less than 90 days delinquent as a result of resolution of the default under the loan through the following: (1) a modification that does not result in a concession to the borrower; or (2) a modification that results in a concession to a borrower, which is referred to as a troubled debt restructuring. Concessions may include an extension of the time to repay the loan beyond its original maturity date or a temporary or permanent reduction in the loan’s interest rate.

(4)	Consists of foreclosures, preforeclosure sales, sales to third parties and deeds in lieu of foreclosure.

Table 14 below presents cure rates for only those seriously delinquent single-family loans that have been modified after their purchase from MBS trusts. The cure rates for these modified seriously delinquent loans differ substantially from those shown in Table 13, which presents the information for all seriously delinquent loans purchased from our MBS trusts. Loans that have not been modified tend to start with a lower cure rate than those of modified loans, and the cure rate tends to rise over time as loss mitigation strategies for those loans are developed and then implemented. In contrast, modified loans tend to start with a high cure rate, and the cure rate tends to decline over time. For example, as shown below in Table 14, the initial cure rate for modified loans as of the end of 2007 was 85%, compared with 64% as of September 30, 2008.

Table 14:	Re-performance Rates of Seriously Delinquent Single-Family Loans Purchased from MBS Trusts and Modified(1)

	Status as of September 30, 2008
	2008			2007
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	2007	2006	2005	2004

Cured	98%	85%	74%	65%	61%	64%	68%	64%	77%	74%	71%
Defaults(2)	—	—	1	2	5	7	8	5	9	13	18
90 days or more delinquent	2	15	25	33	34	29	24	31	14	13	11

Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

	Status as of the End of Each Respective Period
	2008			2007
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	2007	2006	2005	2004

Cured	98%	99%	99%	100%	100%	99%	99%	85%	91%	87%	88%
Defaults(2)	—	—	—	—	—	—	—	1	1	1	1
90 days or more delinquent	2	1	1	—	—	1	1	14	8	12	11

Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	Re-performance rates calculated based on number of loans.

(2)	Consists of foreclosures, preforeclosure sales, sales to third parties and deeds in lieu of foreclosure.

The substantial majority of the loans reported as cured in Tables 13 and 14 above represent loans for which we believe it is probable that we will collect all of the original contractual principal and interest payments because one or more of the following has occurred: (1) the borrower has brought the loan current without servicer intervention; (2) the loan has paid off; (3) the lender has repurchased the loan; or (4) we have resolved the loan through modification, long-term forbearances or repayment plans. The variance in the cumulative cure rates as of September 30, 2008, compared with the cure rates as of the end of each period in which the loans were purchased from the MBS trust, as displayed in Tables 13 and 14, is primarily due to the amount of time that has elapsed since the loan was purchased to allow for the implementation of a workout solution if necessary.

A troubled debt restructuring is the only form of modification in which we do not expect to collect the full original contractual principal and interest amount due under the loan, although other resolutions and modifications may result in our receiving the full amount due, or certain installments due, under the loan over a period of time that is longer than the period of time originally provided for under the loan. Of the percentage of loans in Table 14 reported as cured as of September 30, 2008 for the first three quarters of 2008 and for the years 2007, 2006, 2005 and 2004, approximately 80%, 69%, 63%, 37%, 16% , 4% and 2%, respectively, represented troubled debt restructurings where we have provided a concession to the borrower.

Required and Optional Purchases of Single Family Loans from MBS Trusts

Table 15 presents information on our required and optional purchases of single-family loans from MBS trusts. In this table, we include under “required purchases” our purchases of loans we plan to modify, which typically are considered optional purchases under the trust agreements governing the MBS trusts, because we are not permitted to modify a loan under those trust agreements as long as the loan remains in the MBS trust. Accordingly, we effectively are required to purchase any loans that we plan to modify from the MBS trust.

Table 15:	Required and Optional Purchases of Single-Family Loans from MBS Trusts

		Approximate	Aggregate
	Serious	Number of	Unpaid
	Delinquency	Loans	Principal	Required	Optional
	Rate(1)	Purchased	Balance(2)	Purchases(3)(4)	Purchases(4)(5)
	(Dollars in billions)

For the quarter ended:
December 31, 2007	0.67%	13,200	$2.0	74%	26%
March 31, 2008	0.85	11,400	1.8	97	3
June 30, 2008	1.10	5,000	0.9	91	9
September 30, 2008	1.46	3,900	0.7	76	24

(1)	Represents serious delinquency rates for conventional single-family loans in Fannie Mae MBS trusts.

(2)	Represents unpaid principal balance and accrued interest for single-family loans purchased from MBS trusts during the quarter.

(3)	Calculated based on the number of loans purchased that we have classified as “required purchases,” divided by the total number of loans we purchased from MBS trusts, during the quarter. Under the applicable trust agreements governing the MBS trusts, we are required to purchase loans from MBS trusts in specific circumstances and have the option to purchase loans from MBS trusts under other conditions.

(4)	Beginning with the quarter ended September 30, 2008, we re-examined and enhanced our system for classifying purchases from MBS trusts as required or optional. If we had we applied the same classifications in prior quarters, our required purchases for the quarters ended December 31, 2007, March 31, 2008, and June 30, 2008, would have been 47%, 80% and 91%, respectively, and our optional purchases for each of those quarters would have been 53%, 20%, and 9%, respectively.

(5)	Calculated based on the number of loans purchased on an optional basis divided by the total number of loans we purchased from MBS trusts during the quarter.

The proportion of delinquent loans purchased from MBS trusts for the purpose of modification varies from period to period, driven primarily by factors such as changes in our loss mitigation efforts, as well as changes in interest rates and other market factors. The implementation of HomeSaver Advance has contributed to a reduction in the number of delinquent loans we purchase from MBS trusts. We purchased approximately 45,000 unsecured, outstanding HomeSaver Advance loans with an unpaid principal balance of $301 million as of September 30, 2008. The average advance made was approximately $6,700. These loans, which we report in our condensed consolidated balance sheets as a component of “Other assets,” are recorded at their estimated fair value at the date of purchase and assessed for impairment subsequent to the date of purchase. The carrying value of our HomeSaver Advances was $7 million as of September 30, 2008. The fair value of these loans is substantially less than the outstanding unpaid principal balance for several reasons, including the lack of underlying collateral to secure the loans, the large discount that market participants have placed on mortgage-related financial assets, and the uncertainty about how these loans will perform given the current housing market and insufficient amount of time to adequately assess their performance. Several months of payment history is generally required to assess the status of loans that have been resolved through workout alternatives, such as HomeSaver Advance. Because HomeSaver Advance was introduced in 2008, we do not have sufficient history to fully assess the performance of the first lien loans associated with HomeSaver Advance loans.

We expect HomeSaver Advance to continue to reduce the number of delinquent loans that we otherwise would have purchased from our MBS trusts for the remainder of 2008. Although our loan purchases have decreased since the end of 2007, we expect that our SOP 03-3 fair value losses for 2008 will be higher than the losses recorded for 2007, based on the number of required and optional loans we purchased from MBS trusts during the first nine months of 2008 and the continued weakness in the housing market, which has reduced the underlying value of these loans.

Credit Loss Performance Metrics

Management views our credit loss performance metrics, which include our historical credit losses and our credit loss ratio, as significant indicators of the effectiveness of our credit risk management strategies. Management uses these metrics together with other credit risk measures to assess the credit quality of our existing guaranty book of business, make determinations about our loss mitigation strategies, evaluate our historical credit loss performance and determine the level of our loss reserves. These metrics, however, are not defined terms within GAAP and may not be calculated in the same manner as similarly titled measures reported by other companies. Because management does not view changes in the fair value of our mortgage loans as credit losses, we exclude SOP 03-3 and HomeSaver Advance fair value losses from our credit loss performance metrics. However, we include in our credit loss performance metrics the impact of any credit losses we experience on loans subject to SOP 03-3 or first lien loans associated with HomeSaver Advance loans that ultimately result in foreclosure.

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

Table 16 below details the components of our credit loss performance metrics, which exclude the effect of SOP 03-3 and HomeSaver Advance fair value losses, for the three and nine months ended September 30, 2008 and 2007.

Table 16:	Credit Loss Performance Metrics

	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2008			2007			2008			2007
	Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)
	(Dollars in millions)

Charge-offs, net of recoveries	$2,084	28.6	bp	$838	13.1	bp	$4,707	22.0	bp	$1,222	6.6	bp
Foreclosed property expense	478	6.5		113	1.8		912	4.3		269	1.4
Less: SOP 03-3 and HomeSaver Advance fair value losses(2)	(519)	(7.2)		(670)	(10.6)		(1,750)	(8.2)		(805)	(4.3)
Plus: Impact of SOP 03-3 on charge-offs and foreclosed property expense(3)	128	1.8		62	1.0		426	2.0		113	0.6

Credit losses(4)	$2,171	29.7	bp	$343	5.3	bp	$4,295	20.1	bp	$799	4.3	bp

(1)	Based on the annualized amount for each line item presented divided by the average guaranty book of business during the period. We previously calculated our credit loss ratio based on annualized credit losses as a percentage of our mortgage credit book of business, which includes non-Fannie Mae mortgage-related securities held in our mortgage investment portfolio that we do not guarantee. Because losses related to non-Fannie Mae mortgage-related securities are not reflected in our credit losses, we revised the calculation of our credit loss ratio to reflect credit losses as a percentage of our guaranty book of business. Our credit loss ratio calculated based on our mortgage credit book of business would have been 28.4 basis points and 5.0 basis points for the three months ended September 30, 2008 and 2007, respectively. Our charge-off ratio calculated based on our mortgage credit book of business would have been 27.3 basis points and 12.3 basis points for the three months ended September 30, 2008 and 2007, respectively. Our credit loss ratio calculated based on our mortgage credit book of business would have been 19.1 basis points and 4.0 basis points for the nine months ended September 30, 2008 and 2007, respectively. Our charge-off ratio calculated based on our mortgage credit book of business would have been 21.0 basis points and 6.2 basis points for the nine months ended September 30, 2008 and 2007, respectively.

(2)	Represents the amount recorded as a loss when the acquisition cost of a delinquent loan purchased from an MBS trust that is subject to SOP 03-3 exceeds the fair value of the loan at acquisition. Also includes the difference between the unpaid principal balance of HomeSaver Advance loans at origination and the estimated fair value of these loans that we record in our condensed consolidated balance sheets.

(3)	For seriously delinquent loans purchased from MBS trusts that are recorded at a fair value amount at acquisition that is lower than the acquisition cost, any loss recorded at foreclosure would be less than it would have been if we had recorded the loan at its acquisition cost instead of at fair value. Accordingly, we have added back to our credit losses the amount of charge-offs and foreclosed property expense that we would have recorded if we had calculated these amounts based on the purchase price.

(4)	Interest forgone on nonperforming loans in our mortgage portfolio, which is presented in Table 44, reduces our net interest income but is not reflected in our credit losses total. In addition, other-than-temporary impairment losses resulting from deterioration in the credit quality of our mortgage-related securities and accretion of interest income on loans subject to SOP 03-3 are excluded from credit losses.

Our credit loss ratio increased to 29.7 basis points and 20.1 basis points for the third quarter and first nine months of 2008, respectively, from 5.3 basis points and 4.3 basis points for the third quarter and first nine months of 2007, respectively. The substantial increase in our credit losses reflected the impact of a further deterioration of conditions in the housing and credit markets. The national decline in home prices and the general economic weakness affecting many states, including those in the Midwest, have continued to contribute to higher default rates and loan loss severities, particularly for certain higher risk loan categories, loan vintages and loans within certain states that have had the greatest home price depreciation from their recent peaks. Our credit loss ratio including the effect of SOP 03-3 and HomeSaver Advance fair value losses was 35.1 basis points and 26.3 basis points for the third quarter and first nine months of 2008, respectively, and 14.9 basis points and 8.0 basis points for the third quarter and first nine months of 2007, respectively.

Certain higher risk loan types, such as Alt-A loans, interest-only loans, loans to borrowers with low credit scores and loans with high loan-to-value ratios, many of which were originated in 2006 and 2007, represented approximately 28% of our single-family conventional mortgage credit book of business as of September 30, 2008, but accounted for approximately 72% and 71% of our single-family credit losses for the third quarter and first nine months of 2008, respectively, compared with 56% and 53% for the third quarter and first nine months of 2007, respectively.

The states of California, Florida, Arizona and Nevada, which represented approximately 27% of our single-family conventional mortgage credit book of business as of September 30, 2008, accounted for 55% and 48% of our single-family credit losses for the third quarter and first nine months of 2008, respectively, compared with 17% and 10% for the third quarter and first nine months of 2007, respectively. Michigan and Ohio, two key states driving credit losses in the Midwest, represented approximately 6% of our single-family conventional mortgage credit book of business as of September 30, 2008, but accounted for 14% and 18% of our single-family credit losses for the third quarter and first nine months of 2008, respectively, compared with 39% and 41% for the third quarter and first nine months of 2007, respectively.

We provide more detailed credit performance information, including serious delinquency rates by geographic region, statistics on nonperforming loans and foreclosed property activity, in “Risk Management—Credit Risk Management—Mortgage Credit Risk Management—Mortgage Credit Book of Business.”

Regulatory Hypothetical Stress Test Scenario

Pursuant to a September 2005 agreement with OFHEO, we disclose on a quarterly basis the present value of the change in future expected credit losses from our existing single-family guaranty book of business from an immediate 5% decline in single-family home prices for the entire United States. Table 17 shows the credit loss sensitivity before and after consideration of projected credit risk sharing proceeds, such as private mortgage insurance claims and other credit enhancement, as of September 30, 2008 and December 31, 2007 for first lien single-family whole loans we own or that back Fannie Mae MBS. The sensitivity results represent the difference between our base case scenario of the present value of expected credit losses and credit risk sharing proceeds, derived from our internal home price path forecast, and a scenario that assumes an instantaneous nationwide 5% decline in home prices.

Table 17:	Single-Family Credit Loss Sensitivity(1)

	As of
	September 30,	December 31,
	2008	2007
	(Dollars in millions)

Gross single-family credit loss sensitivity(2)	$12,766	$9,644
Less: Projected credit risk sharing proceeds	(3,898)	(5,102)

Net single-family credit loss sensitivity(2)	$8,868	$4,542

Outstanding single-family whole loans and Fannie Mae MBS	$2,693,735	$2,523,440
Single-family net credit loss sensitivity as a percentage of outstanding single-family whole loans and Fannie Mae MBS	0.33%	0.18%

(1)	For purposes of this calculation, we assume that, after the initial 5% shock, home price growth rates return to the average of the possible growth rate paths used in our internal credit pricing models. The present value change reflects the increase in future expected credit losses under this shock scenario.

(2)	Represents total economic credit losses, which consist of credit losses and forgone interest. Calculations are based on approximately 97% of our total single-family guaranty book of business as of both September 30, 2008 and December 31, 2007. The mortgage loans and mortgage-related securities that are included in these estimates consist of: (i) single-family Fannie Mae MBS (whether held in our mortgage portfolio or held by third parties), excluding certain whole loan REMICs and private-label wraps; (ii) single-family mortgage loans, excluding mortgages secured only by second liens, subprime mortgages, manufactured housing chattel loans and reverse mortgages; and (iii) long-term standby commitments. We expect the inclusion in our estimates of the excluded products may impact the estimated sensitivities set forth in this table.

The increase in the credit loss sensitivities since December 31, 2007 reflects the decline in home prices during the first nine months of 2008 and the current negative near-term outlook for the housing and credit markets. These higher sensitivities also reflect the impact of updates to our underlying credit loss estimation models to capture the credit risk associated with the rapidly deteriorating conditions in the housing market. An environment of continuing lower home prices affects the frequency and timing of defaults and increases the level of credit losses, resulting in greater loss sensitivities. Although the anticipated credit risk sharing proceeds have increased as home prices have declined, the expected amount of proceeds resulting from a 5% home price shock are lower. As home prices decline, the number of loans without mortgage insurance that are projected to default increases and the losses on loans with mortgage insurance that default are more likely to increase to a level that exceeds the level of mortgage insurance.

Our regulatory stress test scenario assumes an instantaneous uniform 5% nationwide decline in home prices, which is not representative of the historical pattern of changes in home prices. Changes in home prices generally vary on a regional basis. In addition, the stress test scenario is calculated independently without considering changes in other interrelated assumptions, such as unemployment rates or other economic factors, would likely have a significant impact on our future expected credit losses.

Other Non-Interest Expenses

Other non-interest expenses consists of credit enhancement expenses, which reflect the amortization of the credit enhancement asset we record at the inception of guaranty contracts, costs associated with the purchase of additional mortgage insurance to protect against credit losses, net gains and losses on the extinguishment of debt, the accrual of the costs of our possible contribution to the affordable housing trust fund, regulatory penalties and other miscellaneous expenses. Other non-interest expenses increased to $147 million and $938 million for the third quarter and first nine months of 2008, respectively, from $95 million and $259 million for the third quarter and first nine months of 2007, respectively. The increase in expenses for the third quarter of 2008 was predominately due to the accrual of the costs of our possible contribution to the affordable housing trust fund. Although we are accruing amounts for payment to the affordable housing trust fund, the amount of our first contribution has not yet been determined. The Director of FHFA has the authority to temporarily suspend this requirement if payment would contribute to our financial instability, cause us to be classified as undercapitalized or prevent us from successfully completing a capital restoration plan. The increase in expenses for the first nine months of 2008 was predominately due to a reduction in the amount of net gains recognized on the extinguishment of debt and interest expense related to an increase in our unrecognized tax benefit.

Federal Income Taxes

Although we incurred pre-tax losses for the third quarter and first nine months of 2008, we did not record a tax benefit for these losses. Instead, we recorded a provision for federal income taxes of $17.0 billion and $13.6 billion for the third quarter and first nine months of 2008, respectively. These amounts reflect the impact of a non-cash charge of $21.4 billion recorded in the third quarter of 2008 to establish a partial deferred tax asset valuation allowance against our net deferred tax assets as of September 30, 2008. As a result of the partial valuation allowance, we did not record tax benefits for the majority of the losses we incurred during the third quarter and first nine months of 2008. We discuss the factors that led us to record a partial valuation allowance against our net deferred tax assets in “Critical Accounting Policies and Estimates—Deferred Tax Assets” and “Notes to Condensed Consolidated Financial Statements—Note 11, Income Taxes.”

The amount of deferred tax assets considered realizable is subject to adjustment in future periods. We will continue to monitor all available evidence related to our ability to utilize our remaining deferred tax assets. If we determine that recovery is not likely, we will record an additional valuation allowance against the deferred tax assets that we estimate may not be recoverable. Our income tax expense in future periods will be reduced or increased to the extent of offsetting decreases or increases to our valuation allowance.

We recorded a tax benefit of $582 million and $468 million for the third quarter and first nine months of 2007, respectively, which resulted from the combined effect of a pre-tax loss for the third quarter of 2007 and tax credits generated from our LIHTC partnership investments.

BUSINESS SEGMENT RESULTS

The presentation of the results of each of our three business segments is intended to reflect each segment as if it were a stand-alone business. We describe the management reporting and allocation process that we use to generate our segment results in our 2007 Form 10-K in “Notes to Consolidated Financial Statements—Note 15, Segment Reporting.” We summarize our segment results for the three and nine months ended September 30, 2008 and 2007 in the tables below and provide a discussion of these results. We include more detail on our segment results in “Notes to Condensed Consolidated Financial Statements—Note 14, Segment Reporting.”

Single-Family Business

Our Single-Family business recorded a net loss of $14.2 billion and $17.6 billion for the third quarter and first nine months of 2008, respectively, compared with a net loss of $186 million for the third quarter of 2007 and net income of $305 million for the first nine months of 2007. Table 18 summarizes the financial results for our Single-Family business for the periods indicated.

Table 18:	Single-Family Business Results

	For the		For the
	Three Months Ended		Nine Months Ended		Quarterly		Year-to-Date
	September 30,		September 30,		Variance		Variance
	2008	2007	2008	2007	$	%	$	%
	(Dollars in millions)

Statement of operations data:
Guaranty fee income	$1,674	$1,424	$5,435	$4,015	$250	18%	$1,420	35%
Trust management income	63	138	242	433	(75)	(54)	(191)	(44)
Other income(1)(2)	184	133	569	493	51	38	76	15
Losses on certain guaranty contracts	—	(292)	—	(1,023)	292	100	1,023	100
Credit-related expenses(3)	(9,215)	(1,195)	(17,808)	(2,040)	(8,020)	(671)	(15,768)	(773)
Other expenses(1)(4)	(383)	(492)	(1,377)	(1,414)	109	22	37	3

Income (loss) before federal income taxes	(7,677)	(284)	(12,939)	464	(7,393)	(2,603)	(13,403)	(2,889)
Benefit (provision) for federal income taxes	(6,550)	98	(4,702)	(159)	(6,648)	(6,784)	(4,543)	(2,857)

Net income (loss)	$(14,227)	$(186)	$(17,641)	$305	$(14,041)	(7,549)%	$(17,946)	(5,884)%

Other key performance data:
Average single-family guaranty book of business(5)	$2,753,293	$2,432,904	$2,693,909	$2,359,126	$320,389	13%	$334,783	14%

(1)	Certain prior period amounts have been reclassified to conform with the current period presentation in our condensed consolidated statements of operations.

(2)	Consists of net interest income, investment gains and losses, and fee and other income.

(3)	Consists of the provision for credit losses and foreclosed property expense.

(4)	Consists of administrative expenses and other expenses.

(5)	The single-family guaranty book of business consists of single-family mortgage loans held in our mortgage portfolio, single-family Fannie Mae MBS held in our mortgage portfolio, single-family Fannie Mae MBS held by third parties, and other credit enhancements that we provide on single-family mortgage assets. Excludes non-Fannie Mae mortgage-related securities held in our investment portfolio for which we do not provide a guaranty.

Key factors affecting the results of our Single-Family business for the third quarter and first nine months of 2008 compared with the third quarter and first nine months of 2007 included the following.

•	Increased guaranty fee income, attributable to growth in the average single-family guaranty book of business, coupled with an increase in the average effective single-family guaranty fee rate.

—	We experienced an increase of 13% and 14% in our average single-family guaranty book of business for the third quarter and first nine months of 2008 over the third quarter and first nine months of 2007, respectively, reflecting the significant increase in our market share since the end of the second quarter of 2007. Our single-family guaranty book of business increased to $2.8 trillion as of September 30, 2008, from, $2.4 trillion as of June 30, 2007. Our estimated market share of new single-family mortgage-related securities issuances, which is based on publicly available data and excludes previously securitized mortgages, increased to approximately 46% for the first nine months of 2008, from approximately 31% for the first nine months of 2007.

—	Our average effective single-family guaranty fee rate increased to 24.3 basis points and 26.9 basis points for the third quarter and first nine months of 2008, respectively, from 23.4 basis points and 22.7 basis points for the third quarter and first nine months of 2007, respectively. The growth in our average effective single-family guaranty fee rate for the third quarter and first nine months of 2008 reflected the impact of guaranty fee pricing changes and a shift in the composition of our guaranty book of business to a greater proportion of higher-quality, lower risk and lower guaranty fee mortgages, as we reduced our acquisitions of higher risk, higher fee product categories, such as Alt-A loans. Our average effective single-family guaranty fee rate for the first nine months of 2008 also reflected the accelerated recognition of deferred amounts into income as interest rates were generally lower in the first nine months of 2008 than in the first nine months of 2007.

•	A substantial increase in credit-related expenses, primarily due to an increase in the provision for credit losses due to higher charge-offs, as well as a higher incremental provision to build our loss reserves, reflecting worsening credit performance trends, including significant increases in delinquencies, default rates and average loan loss severities, particularly in certain states and higher risk loan categories. We also experienced an increase in SOP 03-3 fair value losses for the first nine months of 2008.

•	A non-cash charge during the third quarter of 2008 to establish a partial deferred tax asset valuation allowance against our net deferred tax assets as of September 30, 2008. As a result of the partial deferred tax valuation allowance, we did not record tax benefits for the majority of the losses we incurred during the third quarter and first nine months of 2008. The allocation of this charge, which totaled $21.4 billion, to our Single-Family business resulted in a provision for federal income taxes of $6.6 billion and $4.7 billion for the third quarter and first nine months of 2008, respectively.

To assess the value of our underlying guaranty business, we focus primarily on changes in the fair value of our net guaranty business resulting from business growth, changes in the credit quality of existing guaranty arrangements and changes in anticipated future credit performance. As discussed in “Risk Management—Interest Rate Risk Management and Other Market Risks,” we do not actively manage the change in the fair value of our guaranty business that is attributable to changes in interest rates.

HCD Business

Our HCD business recorded net loss of $2.6 billion and $2.4 billion for the third quarter and first nine months of 2008, respectively, compared with net income of $97 million and $370 million for the third quarter and first nine months of 2007, respectively. Table 19 summarizes the financial results for our HCD business for the periods indicated.

Table 19:	HCD Business Results

	For the		For the
	Three Months Ended		Nine Months Ended		Quarterly		Year-to-Date
	September 30,		September 30,		Variance		Variance
	2008	2007	2008	2007	$	%	$	%
	(Dollars in millions)

Statement of operations data:
Guaranty fee income	$161	$115	$443	$326	$46	40%	$117	36%
Other income(1)	45	78	161	278	(33)	(42)	(117)	(42)
Losses on partnership investments	(587)	(147)	(923)	(527)	(440)	(299)	(396)	(75)
Credit-related income (expenses)(2)	(26)	(5)	(25)	1	(21)	(420)	(26)	(2,600)
Other expenses(3)	(167)	(245)	(646)	(755)	78	32	109	14

Loss before federal income taxes	(574)	(204)	(990)	(677)	(370)	(181)	(313)	(46)
Benefit (provision) for federal income taxes	(2,025)	301	(1,387)	1,047	(2,326)	(773)	(2,434)	(232)

Net income (loss)	$(2,599)	$97	$(2,377)	$370	$(2,696)	(2,779)%	$(2,747)	(742)%

Other key performance data:
Average multifamily guaranty book of business(4)	$166,369	$131,643	$158,824	$127,061	$34,726	26%	$31,763	25%

(1)	Consists of trust management income and fee and other income (expense).

(2)	Consists of provision for credit losses and foreclosed property income (expense).

(3)	Consists of net interest expense, losses on certain guaranty contracts, administrative expenses, minority interest in (earnings) losses of consolidated subsidiaries and other expenses.

(4)	The multifamily guaranty book of business consists of multifamily mortgage loans held in our mortgage portfolio, multifamily Fannie Mae MBS held in our mortgage portfolio, multifamily Fannie Mae MBS held by third parties and other credit enhancements that we provide on multifamily mortgage assets. Excludes non-Fannie Mae mortgage-related securities held in our investment portfolio for which we do not provide a guaranty.

Key factors affecting the results of our HCD business for the third quarter and first nine months of 2008 compared with the third quarter and first nine months of 2007 included the following.

•	Increased guaranty fee income, attributable to growth in the average multifamily guaranty book of business and an increase in the average effective multifamily guaranty fee rate. These increases reflect the increased investment and liquidity that we are providing to the multifamily mortgage market.

•	A decrease in other income, attributable to lower multifamily fees due to a reduction in multifamily loan liquidations for the first nine months of 2008.

•	An increase in losses on partnership investments, primarily due to other-than-temporary impairment of $245 million that we recorded in the third quarter of 2008 on our LIHTC partnership investments due to our potential inability to realize the future tax benefits generated by these investments. In addition, we experienced an increase in losses on our investments in rental and for-sale affordable housing

•	A non-cash charge during the third quarter of 2008 to establish a partial deferred tax asset valuation allowance against our net deferred tax assets as of September 30, 2008. As a result of the partial deferred tax valuation allowance, we did not record tax benefits for the majority of the losses we incurred during the third quarter and first nine months of 2008. The allocation of this charge, which totaled $21.4 billion, to our HCD business resulted in a provision for federal income taxes of $2.0 and $1.4 billion for the third quarter and first nine months of 2008, respectively. In comparison, we recorded a tax benefit of $301 million and $1.0 billion for the third quarter and first nine months of 2007, respectively, driven by tax credits of $231 million and $735 million, respectively.

Capital Markets Group

Our Capital Markets group recorded a net loss of $12.2 billion and $13.5 billion for the third quarter and first nine months of 2008, respectively, compared with a net loss of $1.3 billion for the third quarter of 2007 and net income of $834 million for the first nine months of 2007. Table 20 summarizes the financial results for our Capital Markets group for the periods indicated.

Table 20:	Capital Markets Group Results

			For the
	For the		Nine Months
	Three Months Ended		Ended		Quarterly		Year-to-Date
	September 30,		September 30,		Variance		Variance
	2008	2007	2008	2007	$	%	$	%
	(Dollars in millions)

Statement of operations data:
Net interest income	$2,308	$1,064	$5,970	$3,455	$1,244	117%	$2,515	73%
Investment losses, net(1)	(1,607)	(112)	(2,516)	89	(1,495)	(1,335)	(2,605)	(2,927)
Fair value gains (losses), net(1)	(3,947)	(2,082)	(7,807)	(1,224)	(1,865)	(90)	(6,583)	(538)
Fee and other income(1)	53	67	198	254	(14)	(21)	(56)	(22)
Other expenses(2)	(444)	(433)	(1,660)	(1,317)	(11)	(3)	(343)	(26)

Income (loss) before federal income taxes and extraordinary losses, net of tax effect	(3,637)	(1,496)	(5,815)	1,257	(2,141)	(143)	(7,072)	(563)
Benefit (provision) for federal income taxes	(8,436)	183	(7,518)	(420)	(8,619)	(4,710)	(7,098)	(1,690)
Extraordinary gains (losses), net of tax effect	(95)	3	(129)	(3)	(98)	(3,267)	(126)	(4,200)

Net income (loss)	$(12,168)	$(1,310)	$(13,462)	$834	$(10,858)	(829)%	$(14,296)	(1,714)%

(1)	Certain prior period amounts have been reclassified to conform with the current period presentation in our condensed consolidated statements of operations.

(2)	Includes debt extinguishment losses, allocated guaranty fee expense, administrative expenses and other expenses.

Key factors affecting the results of our Capital Markets group for the third quarter and first nine months of 2008 compared with the third quarter and first nine months of 2007 included the following.

•	An increase in net interest income, primarily attributable to an expansion of our net interest yield driven by the reduction in short-term interest rates, which reduced the average cost of our debt, and a shift in our funding mix to more short-term debt. The reversal of accrued interest expense on step-rate debt that we paid off during the first quarter of 2008 also reduced the average cost of our debt. The increase in our net interest income does not reflect the impact of a significant increase in the net contractual interest expense on our interest rate swaps.

•	An increase in fair value losses, primarily attributable to losses on our trading securities and derivatives. The losses on our trading securities resulted from the significant widening of spreads, particularly on Alt-A and CMBS private-label securities and losses on some of our non-mortgage investments in corporate debt securities due to the default or distressed financial condition of the issuers of these securities. The losses on our derivatives resulted from a decrease in swap interest rates, which caused a significant increase in the net contractual interest expense on our interest rate swaps, and time decay associated with our purchased options, which was partially offset by an increase in value due to an increase in implied volatility during the quarter.

•	A significant increase in investment losses due to other-than-temporary impairment on available-for-sale securities, principally for Alt-A and subprime private-label securities, reflecting a reduction in expected cash flows due to higher expected defaults and loss severities on the underlying mortgages.

•	A non-cash charge during the third quarter of 2008 to establish a partial deferred tax asset valuation allowance against our net deferred tax assets as of September 30, 2008. As a result of the partial deferred tax valuation allowance, we did not record tax benefits for the majority of the losses we incurred during the third quarter and first nine months of 2008. The allocation of this charge, which totaled $21.4 billion, to our Capital Markets group resulted in a provision for federal income taxes of $8.4 and $7.5 billion for the third quarter and first nine months of 2008, respectively.

CONSOLIDATED BALANCE SHEET ANALYSIS

Total assets of $896.6 billion as of September 30, 2008 increased by $17.2 billion, or 2%, from December 31, 2007. Total liabilities of $887.2 billion increased by $51.9 billion, or 6%, from December 31, 2007. Stockholders’ equity of $9.3 billion decreased by $34.7 billion, or 79%, from December 31, 2007, primarily due to the non-cash charge of $21.4 billion that we recorded in the third quarter of 2008 to establish a partial deferred tax asset valuation allowance as well as pre-tax losses recognized during the periods. Following is a discussion of material changes in the major components of our assets and liabilities since December 31, 2007. See “Liquidity and Capital Management—Capital Management—Capital Activity,” for additional discussion of changes in our stockholders’ equity.

Mortgage Investments

Table 21 summarizes our mortgage portfolio activity for the three and nine months ended September 30, 2008 and 2007.

Table 21:	Mortgage Portfolio Activity(1)

	For the				For the
	Three Months Ended				Nine Months Ended
	September 30,		Variance		September 30,		Variance
	2008	2007	$	%	2008	2007	$	%
	(Dollars in millions)

Purchases(2)	$45,391	$48,901	$(3,510)	(7)%	$141,206	$132,905	$8,301	6%
Sales	13,038	20,190	(7,152)	(35)	35,618	45,229	(9,611)	(21)
Liquidations(3)	21,174	28,869	(7,695)	(27)	69,765	93,777	(24,012)	(26)

(1)	Excludes unamortized premiums, discounts and other cost basis adjustments.

(2)	Excludes advances to lenders and mortgage-related securities acquired through the extinguishment of debt.

(3)	Includes scheduled repayments, prepayments and foreclosures.

Our mortgage portfolio activity for the first nine months of 2008 was affected by market conditions, as well as certain regulatory actions and requirements, including the following:

•	For the first two months of 2008, we were subject to an OFHEO-directed limitation on the size of our mortgage portfolio, which is described in our 2007 Form 10-K. Effective March 1, 2008, OFHEO removed the limitation on the size of our mortgage portfolio.

•	On March 19, 2006, OFHEO reduced the 30% capital surplus requirement, which was part of our May 2006 consent order with OFHEO, to 20%. In May 2008, OFHEO further reduced our capital surplus requirement to 15%.

•	As discussed in “Executive Summary—Managing Our Business During Conservatorship,” the senior preferred stock purchase agreement requires us to decrease our mortgage portfolio by 10% per year beginning in 2010; however, we are permitted under that agreement to increase our mortgage portfolio temporarily to up to $850 billion and to maintain our mortgage portfolio at that level through December 31, 2009. In addition, FHFA has directed us to acquire and hold increased amounts of mortgage loans and mortgage-related securities in our mortgage portfolio to provide additional liquidity to the mortgage market.

Although the significant widening of mortgage-to-debt spreads during the first nine months presented more opportunities for us to purchase mortgage assets at attractive prices and spreads, we limited our mortgage portfolio purchases in the earlier part of the year to preserve capital. We were able to expand our mortgage portfolio purchases during the second quarter of 2008 as a result of OFHEO’s reduction in our capital surplus and the additional capital raised from the issuance of equity securities in May and June 2008. Since July 2008, we have experienced significant limitations on our ability to issue callable or long-term debt. Because of these limitations, we increased our portfolio at a slower rate in the third quarter of 2008 than in the second quarter and we may not be able to further increase the size of our mortgage portfolio. For a discussion of these limitations, see “Liquidity and Capital Management—Liquidity—Funding—Debt Funding Activity.”

We experienced a decrease in mortgage sales during the third quarter and first nine months of 2008 relative to the third quarter and first nine months of 2007, due in part to the significant widening of spreads and less favorable market conditions for the sale of mortgage assets. We experienced a decrease in mortgage liquidations during the third quarter and first nine months of 2008 relative to the third quarter and first nine months of 2007, reflecting a decline in refinancing activity due to the continuing deterioration in the housing market and tightening of credit standards in the primary mortgage market, as well as higher mortgage interest rates.

Table 22 shows the composition of our net mortgage portfolio by product type and the carrying value as of September 30, 2008 and December 31, 2007. Our net mortgage portfolio totaled $744.7 billion as of September 30, 2008, reflecting an increase of 3% from December 31, 2007.

Table 22:	Mortgage Portfolio Composition(1)

	As of
	September 30,	December 31,
	2008	2007
	(Dollars in millions)

Mortgage loans:(2)
Single-family:
Government insured or guaranteed(3)	$40,082	$28,202
Conventional:
Long-term, fixed-rate	170,870	193,607
Intermediate-term, fixed-rate(4)	39,022	46,744
Adjustable-rate	44,873	43,278

Total conventional single-family	254,765	283,629

Total single-family	294,847	311,831

Multifamily:
Government insured or guaranteed(3)	731	815
Conventional:
Long-term, fixed-rate	5,589	5,615
Intermediate-term, fixed-rate(4)	87,886	73,609
Adjustable-rate	18,618	11,707

Total conventional multifamily	112,093	90,931

Total multifamily	112,824	91,746

Total mortgage loans	407,671	403,577

Unamortized premiums and other cost basis adjustments, net	82	726
Lower of cost or market adjustments on loans held for sale	(208)	(81)
Allowance for loan losses for loans held for investment	(1,803)	(698)

Total mortgage loans, net	405,742	403,524

Mortgage-related securities:
Fannie Mae single-class MBS	152,255	102,258
Fannie Mae structured MBS	70,830	77,905
Non-Fannie Mae single-class mortgage securities	27,907	28,129
Non-Fannie Mae structured mortgage securities(5)	89,907	96,373
Mortgage revenue bonds	15,623	16,315
Other mortgage-related securities	2,973	3,346

Total mortgage-related securities	359,495	324,326

Market value adjustments(6)	(16,820)	(3,249)
Other-than-temporary impairments	(2,952)	(603)
Unamortized discounts and other cost basis adjustments, net(7)	(772)	(1,076)

Total mortgage-related securities, net	338,951	319,398

Mortgage portfolio, net(8)	$744,693	$722,922

(1)	Mortgage loans and mortgage-related securities are reported at unpaid principal balance.

(2)	Mortgage loans include unpaid principal balance totaling $59.0 billion and $81.8 billion as of September 30, 2008 and December 31, 2007, respectively, related to mortgage-related securities that were consolidated under Financial Accounting Standards Board Interpretation (“FIN”) No. 46R (revised December 2003), Consolidation of Variable Interest Entities (an interpretation of ARB No. 51) (“FIN 46R”), and mortgage-related securities created from securitization transactions that did not meet the sales criteria under SFAS No. 140, Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125) (“SFAS 140”), which effectively resulted in mortgage-related securities being accounted for as loans.

(3)	Refers to mortgage loans that are guaranteed or insured by the U.S. government or its agencies, such as the Department of Veterans Affairs, Federal Housing Administration or the Rural Development Housing and Community Facilities Program of the Department of Agriculture.

(4)	Intermediate-term, fixed-rate consists of mortgage loans with contractual maturities at purchase equal to or less than 15 years.

(5)	Includes private-label mortgage-related securities backed by Alt-A or subprime mortgage loans totaling $54.6 billion and $64.5 billion as of September 30, 2008 and December 31, 2007, respectively. Refer to “Trading and Available-for-Sale Investment Securities—Investments in Private-Label Mortgage-Related Securities” for a description of our investments in Alt-A and subprime securities.

(6)	Includes unrealized gains and losses on mortgage-related securities and securities commitments classified as trading and available-for-sale.

(7)	Includes the impact of other-than-temporary impairments of cost basis adjustments.

(8)	Includes consolidated mortgage-related assets acquired through the assumption of debt. Also includes $1.1 billion and $538 million as of September 30, 2008 and December 31, 2007, respectively, of mortgage loans and mortgage-related securities that we have pledged as collateral and which counterparties have the right to sell or repledge.

Cash and Other Investments Portfolio

Our cash and other investments portfolio consists of cash and cash equivalents, federal funds sold and securities purchased under agreements to resell and non-mortgage investment securities. Our cash and other investments portfolio totaled $91.5 billion and $91.1 billion as of September 30, 2008 and December 31, 2007, respectively. Under our current liquidity policy, our initial source of liquidity in the event of a liquidity crisis that restricts our access to the unsecured debt market is the sale or maturation of assets in our cash and other investments portfolio. We significantly increased our cash and cash equivalents during the third quarter of 2008 to $36.3 billion as of September 30, 2008. In comparison, our cash and cash equivalents totaled $3.9 billion as of December 31, 2007. See “Liquidity and Capital Management—Liquidity—Liquidity Risk Management—Liquidity Contingency Plan—Cash and Other Investments Portfolio” for more information on our cash and other investments portfolio.

Trading and Available-for-Sale Investment Securities

Our mortgage investment securities are classified in our condensed consolidated balance sheets as either trading or available for sale and reported at fair value. In conjunction with our January 1, 2008 adoption of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), we elected to reclassify all of our non-mortgage investment securities from available for sale to trading. Table 23 shows the composition of our trading and available-for-sale securities at amortized cost and fair value as of September 30, 2008, which totaled $379.4 billion and $360.7 billion, respectively. We also disclose the gross unrealized gains and gross unrealized losses related to our available-for-sale securities as of September 30, 2008, and a stratification of these losses based on securities that have been in a continuous unrealized loss position for less than 12 months and for 12 months or longer.

Table 23:	Trading and Available-for-Sale Investment Securities

	As of September 30, 2008
					Less Than 12		12 Consecutive
					Consecutive Months		Months or Longer
		Gross	Gross	Total	Gross	Total	Gross	Total
	Amortized	Unrealized	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Cost(1)	Gains	Losses	Value	Losses	Value	Losses	Value
	(Dollars in millions)

Trading:
Fannie Mae single-class MBS	$48,031	$—	$—	$48,576	$—	$—	$—	$—
Fannie Mae structured MBS	10,579	—	—	10,471	—	—	—	—
Non-Fannie Mae single-class mortgage-related securities	1,080	—	—	1,084	—	—	—	—
Non-Fannie Mae structured mortgage-related securities	20,080	—	—	16,106	—	—	—	—
Mortgage revenue bonds	799	—	—	660	—	—	—	—
Asset-backed securities	12,494	—	—	11,929	—	—	—	—
Corporate debt securities	8,916	—	—	7,657	—	—	—	—
Other non-mortgage-related securities	2,188	—	—	2,188	—	—	—	—

Total trading	$104,167	$—	$—	$98,671	$—	$—	$—	$—

Available for sale:
Fannie Mae single-class MBS	$103,669	$665	$(1,183)	$103,151	$(974)	$60,991	$(209)	$6,949
Fannie Mae structured MBS	59,989	489	(773)	59,705	(447)	27,410	(326)	7,532
Non-Fannie Mae single-class mortgage-related securities	26,634	261	(127)	26,768	(104)	10,427	(23)	1,132
Non-Fannie Mae structured mortgage-related securities	67,493	70	(10,903)	56,660	(3,267)	20,817	(7,636)	27,823
Mortgage revenue bonds	14,817	28	(1,682)	13,163	(800)	7,554	(882)	3,900
Other mortgage-related securities	2,600	114	(107)	2,607	(85)	1,102	(22)	132

Total available for sale	$275,202	$1,627	$(14,775)	$262,054	$(5,677)	$128,301	$(9,098)	$47,468

Total investments in securities	$379,369	$1,627	$(14,775)	$360,725	$(5,677)	$128,301	$(9,098)	$47,468

(1)	Amortized cost includes unamortized premiums, discounts and other cost basis adjustments, as well as other-than-temporary impairment write downs.

The estimated fair value of our available-for-sale securities decreased to $262.1 billion as of September 30, 2008 from $293.6 billion as of December 31, 2007. Gross unrealized losses related to these securities totaled $14.8 billion as of September 30, 2008, compared with $4.8 billion as of December 31, 2007. The increase in gross unrealized losses during the first nine months of 2008 was primarily due to significantly wider spreads during the period, which reduced the fair value of substantially all of our mortgage-related securities, particularly our private-label mortgage-related securities backed by Alt-A, subprime, and commercial multifamily loans. We discuss our process for assessing our available-for-sale investment securities for other-than-temporary impairment below.

Investments in Private-Label Mortgage-Related Securities

The non-Fannie Mae mortgage-related security categories presented in Table 23 above include agency mortgage-related securities issued or guaranteed by Freddie Mac or Ginnie Mae and private-label mortgage-related securities backed by Alt-A, subprime, multifamily, manufactured housing or other mortgage loans. We do not have any exposure to collateralized debt obligations, or CDOs. We classify private-label securities as Alt-A, subprime, multifamily or manufactured housing if the securities were labeled as such when issued. We also have invested in private-label Alt-A and subprime mortgage-related securities that we have resecuritized to include our guaranty (“wraps”), which we report in Table 23 above as a component of Fannie Mae structured MBS. We generally have focused our purchases of these securities on the highest-rated tranches available at the time of acquisition. Higher-rated tranches typically are supported by credit enhancements to reduce the exposure to losses. The credit enhancements on our private-label security investments generally are in the form of initial subordination provided by lower level tranches of these securities and prepayment proceeds within the trust. In addition, monoline financial guarantors have provided secondary guarantees that are based on specific performance triggers. The characteristics of the subprime securities that we hold are different than the securities underlying the ABX indices, which is a widely used performance-tracking index for the U.S. structured finance market. For example, the pass-through securities in our portfolio reflect the entirety of the underlying AAA cash flows, while only a portion of the underlying AAA cash flows backs the securities in the ABX indices.

We owned $101.4 billion of private-label mortgage-related securities backed by Alt-A, subprime, multifamily, manufactured housing and other mortgage loans and mortgage revenue bonds as of September 30, 2008, down from $111.1 billion as of December 31, 2007, reflecting a reduction of $9.7 billion due to principal payments. Table 24 summarizes, by loan type, the composition of our investments in private-label securities and mortgage revenue bonds as of September 30, 2008 and the average credit enhancement. The average credit enhancement generally reflects the level of cumulative losses that must be incurred before we experience a loss of principal on the tranche of securities that we own. Table 24 also provides information on the credit ratings of our private-label securities as of October 31, 2008. The credit rating reflects the lowest rating as reported by Standard & Poor’s (“Standard & Poor’s”), Moody’s Investors Service (“Moody’s”), Fitch Ratings (“Fitch”) or Dominion Bond Rating Service Limited (“DBRS, Limited”), each of which is a nationally recognized statistical rating organization.

Table 24:	Investments in Private-Label Mortgage-Related Securities and Mortgage Revenue Bonds

	As of September 30, 2008		As of October 31, 2008
	Unpaid	Average			% Below
	Principal	Credit		% AA	Investment	Current %
	Balance	Enhancement(1)	% AAA(2)	to BBB-(2)	Grade(2)	Watchlist(3)
	(Dollars in millions)

Private-label mortgage-related securities backed by:
Alt-A mortgage loans:
Option ARM Alt-A mortgage loans	$6,858	53%	89%	10%	1%	16%
Other Alt-A mortgage loans	21,749	14	66	28	6	11

Total Alt-A mortgage loans	28,607	24	71	24	5	12
Subprime mortgage loans	25,959	37	30	38	32	13
Multifamily mortgage loans (CMBS)	25,851	30	100	—	—	—
Manufactured housing loans	2,947	37	4	33	63	13
Other mortgage loans	2,368	6	96	1	3	1

Total private-label mortgage-related securities	85,732
Mortgage revenue bonds(4)	15,623	35	46	52	2	24

Total	$101,355

(1)	Average credit enhancement percentage reflects both subordination and financial guarantees. Reflects the ratio of the current amount of the securities that will incur losses in a securitization structure before any losses are allocated to securities that we own. Percentage calculated based on the quotient of the total unpaid principal balance of all credit enhancement in the form of subordination or financial guarantee of the security divided by the total unpaid principal balance of all of the tranches of collateral pools from which credit support is drawn for the security that we own.

(2)	Reflects credit ratings as of October 31, 2008, calculated based on unpaid principal balance as of September 30, 2008. Investment securities that have a credit rating below BBB- or its equivalent or that have not been rated are classified as below investment grade.

(3)	Reflects percentage of investment securities, calculated based on unpaid principal balance as of September 30, 2008, that have been placed under review by either Standard & Poor’s, Moody’s, Fitch or DBRS, Limited.

(4)	Reflects that 35% of the outstanding unpaid principal balance of our mortgage revenue bonds are guaranteed by third parties.

Investments in Alt-A and Subprime Private-Label Mortgage-Related Securities

As indicated in Table 24, the unpaid principal balance of our investments in private-label mortgage-related securities backed by Alt-A and subprime loans totaled $54.6 billion as of September 30, 2008. For our investments in Alt-A and subprime private-label securities, including wraps, classified as trading, we recognized fair value losses of $731 million for the third quarter of 2008 and fair value losses of $1.4 billion for the first nine months of 2008. These amounts are included in our condensed consolidated results of operations as a component of “Fair value gains (losses), net.” The gross unrealized losses on our Alt-A and subprime private-label securities, including wraps, classified as available for sale were $8.8 billion as of September 30, 2008, compared with $3.3 billion as of December 31, 2007.

The substantial majority of our Alt-A private-label mortgage-related securities, or 71%, continued to be rated AAA as of October 31, 2008, and 24% were rated AA to BBB- as of October 31, 2008. Approximately $3.5 billion, or 12%, of our Alt-A private-label mortgage-related securities had been placed under review for possible credit downgrade or on negative watch as of October 31, 2008.

The percentages of our subprime private-label mortgage-related securities rated AAA and rated AA to BBB- were 30% and 38%, respectively, as of October 31, 2008, compared with 97% and 3%, respectively, as of December 31, 2007. The percentage of our subprime private-label mortgage-related securities rated below investment grade was 32% as of October 31, 2008. None of these securities were rated below investment grade as of December 31, 2007. Approximately $3.3 billion, or 13%, of our subprime private-label mortgage-related securities had been placed under review for possible credit downgrade or on negative watch as of October 31, 2008.

Although our portfolio of Alt-A and subprime private-label mortgage-related securities primarily consists of senior level tranches, we believe we are likely to incur losses on some securities that are currently rated AAA as a result of the significant and continued deterioration in home prices and increasing delinquency, foreclosure and REO levels, particularly with regard to 2005 to 2007 loan vintages, which were originated in an environment of significant increases in home prices and relaxed underwriting and eligibility standards. These conditions, which have had an adverse effect on the performance of the loans underlying our Alt-A and subprime private-label securities, have contributed to a sharp rise in expected defaults and loss severities and slower voluntary prepayment rates, particularly for the 2006 and 2007 loan vintages. Table 25 presents a comparison, based on data provided by Intex Solutions, Inc. (“Intex”), where available, of the 60-plus days or more delinquency rates as of September 30, 2008 and June 30, 2008 for Alt-A and subprime loans backing private-label securities that we own or guarantee.

Table 25:	Delinquency Status of Loans Underlying Alt-A and Subprime Private-Label Securities

	> 60 Days Delinquent(1)
	September 30,	June 30,
Loan Categories:	2008	2008

Option ARM Alt-A loans:
2004 and prior	18.88%	15.95%
2005	21.65	17.35
2006	27.97	21.44
2007	17.17	10.79
Other Alt-A loans:
2004 and prior	3.87	3.36
2005	10.27	8.78
2006	16.99	15.40
2007	21.55	17.55
Subprime loans:
2004 and prior	20.71	21.51
2005	38.58	36.51
2006	40.19	36.13
2007	29.62	23.87

(1)	Delinquency data provided by Intex for Alt-A and subprime loans backing private-label securities that we own or guarantee. However, we have adjusted the Intex delinquency data for consistency purposes, where appropriate, to include in the delinquency rates all bankruptcies, foreclosures and real estate owned.

Other-than-temporary Impairment Assessment on Alt-A and Subprime Private-Label Securities

Our other-than-temporary impairment assessment as of the end of the third quarter of 2008, including an evaluation of the individual performance of the securities and the potential for continued adverse developments, indicated an increased level of uncertainty as to whether we would collect all principal and interest amounts due in accordance with the contractual terms. As a result, we determined that we did not have sufficient persuasive evidence to conclude that the impairment of certain available-for-sale securities was temporary. For these securities, we recognized other-than-temporary impairment totaling $1.8 billion in the third quarter of 2008, of which $1.3 billion related to Alt-A securities with an unpaid principal balance of $4.1 billion as of September 30, 2008, and $537 million related to subprime securities with an unpaid principal balance of $3.1 billion as of September 30, 2008. As of September 30, 2008, we had recognized cumulative other-than-temporary impairment totaling $2.5 billion on our investments in Alt-A and subprime securities classified as available for sale, including the $1.8 billion that was recognized in the third quarter of 2008.

The current market pricing of Alt-A and subprime securities, which reflects a significant discount to cost, has been adversely affected by a significant reduction in the liquidity of these securities and market perceptions that defaults on the mortgages underlying these securities will increase significantly. As a result, the current fair value of some of these is substantially less than what we believe is indicated by the performance of the collateral underlying the securities and our calculation of the expected cash flows of the securities. Although we have recognized other-than-temporary impairment equal to the difference between the cost basis and the fair value of the security, we anticipate at this time, based on the expected cash flows of the securities, that we will recover some of these impairment amounts. For the Alt-A securities classified as available for sale for which we recognized other-than-temporary impairment during the third quarter of 2008, the average credit enhancement was not sufficient to cover projected expected credit losses. The average credit enhancement as of September 30, 2008 was approximately 16% and the expected average collateral loss was approximately 22%, resulting in projected expected credit losses of $617 million. For the available-for-sale subprime securities for which we recognized other-than-temporary impairment during the third quarter of 2008, the average credit enhancement was approximately 28% and the expected average collateral loss was approximately 39%, resulting in projected expected credit losses of $320 million. However, the other-than-

temporary impairment we recorded on our Alt-A and subprime securities totaled $1.3 billion and $537 million, respectively, for the third quarter of 2008. We will accrete into interest income the portion of the amounts we expect to recover that exceeds the cost basis of these securities over the remaining life of the securities. The amount accreted into earnings on our Alt-A and subprime securities for which we have recognized other-than-temporary impairment totaled $45 million and $93 million for the three and nine months ended September 30, 2008, respectively.

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

Hypothetical Performance Scenarios

Tables 26, 27 and 28 present additional information as of September 30, 2008 for our investments in Alt-A and subprime private-label mortgage-related securities, stratified by year of issuance (vintage) and by credit enhancement quartile for securities issued in 2005, 2006 and 2007. The 2006 and 2007 vintages of loans underlying these securities have experienced significantly higher delinquency rates than other vintages. Accordingly, the year of issuance or origination of the collateral underlying these securities is a significant factor in projecting expected cash flow performance and evaluating the ongoing credit performance. The credit enhancement quartiles presented range from the lowest level of credit enhancement to the highest. A higher level of credit enhancement generally reduces the exposure to loss.

We have disclosed for information purposes the net present value of projected losses (“NPV”) of our securities under four hypothetical scenarios, which assume specific cumulative constant default and loss severity rates against the loans underlying our Alt-A and subprime private-label securities. The projected loss results under these scenarios, which are considered stressful based on historical mortgage loan performance, are calculated based on the projected cash flows from each security and include the following additional key assumptions: (i) discount rate, (ii) expected constant prepayment rates (“CPR”) and (iii) average life of the securities. These scenarios assume a discount rate based on LIBOR and constant default and loss severity rates experienced over a six-year period. We assume CPRs of 15% for our Alt-A securities and 10% to 15% for our subprime securities, which vary in each scenario based on the loan age. A CPR of 15% indicates that for each period, 15% of the remaining unpaid principal balance of the loans underlying the security will be paid off. We experienced an increase in the NPV loss amounts as of September 30, 2008 from the NPV loss amounts previously disclosed as of June 30, 2008, which reflected a significant deterioration in credit performance and decline in the prices of these securities during the third quarter of 2008.

Table 26:	Investments in Alt-A Private-Label Mortgage-Related Securities, Excluding Wraps*

	As of September 30, 2008
	Unpaid Principal
	Balance				Credit Enhancement Statistics				Hypothetical Scenarios(6)
								Monoline
		Available-						Financial
Vintage and	Trading	for-Sale	Average	Fair	Average		Minimum	Guaranteed	20d/50s	30d/40s	50d/50s	60d/60s
CE Quartile(1)	Securities(2)	Securities(3)	Price	Value	Current(4)	Original(4)	Current(4)	Amount(5)	NPV	NPV	NPV	NPV
	(Dollars in millions)

Investments in Alt-A securities:(7)
Option ARM Alt-A securities:
2004 and prior	$—	$669	$64.80	$433	22%	9%	15%	$—	$—	$—	$27	$102

2005-1(1)	—	136	64.22	87	20	7	19	—	—	—	4	18
2005-1(2)	—	70	59.70	42	23	12	23	—	—	—	3	10
2005-1(3)	—	191	61.36	118	26	15	24	—	—	—	5	25
2005-1(4)	—	156	64.84	101	43	33	34	—	—	—	—	12

2005-1 subtotal	—	553	62.83	348	29	18	19	—	—	—	12	65

2005-2(1)	—	242	65.41	158	34	28	34	—	—	—	4	28
2005-2(2)	—	243	59.54	145	38	33	38	—	—	—	4	25
2005-2(3)	—	361	63.32	228	48	42	45	—	—	—	1	21
2005-2(4)	—	328	62.98	207	100	100	100	329	—	—	—	—

2005-2 subtotal	—	1,174	62.87	738	58	53	34	329	—	—	9	74

2006-1(1)	—	134	60.32	81	21	19	11	—	—	—	32	61
2006-1(2)	—	411	63.07	259	41	38	40	—	—	—	3	34
2006-1(3)	—	377	62.43	235	45	42	45	—	—	—	—	18
2006-1(4)	—	423	61.67	261	88	88	49	327	—	—	—	6

2006-1 subtotal	—	1,345	62.18	836	55	53	11	327	—	—	35	119

2006-2(1)	—	—	—	—	—	—	—	—	—	—	—	—
2006-2(2)	—	210	64.20	136	37	35	37	—	—	—	—	17
2006-2(3)	—	98	62.56	61	41	40	41	—	—	—	—	5
2006-2(4)	—	221	63.88	141	69	68	47	90	—	—	—	7

2006-2 subtotal	—	529	63.76	338	51	50	37	90	—	—	—	29

2007-1(1)	204	—	62.11	127	25	24	24	—	—	—	10	34
2007-1(2)	368	—	60.90	224	46	45	45	—	—	—	—	19
2007-1(3)	262	—	59.12	155	48	47	48	—	—	—	—	17
2007-1(4)	524	—	55.83	292	100	100	100	524	—	—	—	—

2007-1 subtotal	1,358	—	58.78	798	64	64	24	524	—	—	10	70

2007-2(1)	293	—	63.16	185	33	32	25	—	—	—	9	38
2007-2(2)	214	—	60.19	129	47	47	47	—	—	—	—	16
2007-2(3)	306	—	61.54	188	48	47	48	—	—	—	—	22
2007-2(4)	417	—	60.67	253	100	100	100	417	—	—	—	—

2007-2 subtotal	1,230	—	61.39	755	62	62	25	417	—	—	9	76

2008-1(1)	—	—	—	—	—	—	—	—	—	—	—	—
2008-1(2)	—	—	—	—	—	—	—	—	—	—	—	—
2008-1(3)	—	—	—	—	—	—	—	—	—	—	—	—
2008-1(4)	—	—	—	—	—	—	—	—	—	—	—	—

2008-1 subtotal	—	—	—	—	—	—	—	—	—	—	—	—

Total option ARM Alt-A securities	$2,588	$4,270	$61.91	$4,246	53%	49%	11%	$1,687	$—	$—	$102	$535

Trading securities with hypothetical NPV losses:(9)
Fair value									$—	$—	$244	$1,008
UPB									—	—	392	1,647

Difference									$—	$—	$(148)	$(639)

Available-for-sale securities with hypothetical NPV losses:(9)
Fair value									$—	$—	$1,295	$2,230
UPB									—	—	2,074	3,524

Difference									$—	$—	$(779)	$(1,294)

	As of September 30, 2008
	Unpaid Principal
	Balance				Credit Enhancement Statistics				Hypothetical Scenarios(6)
								Monoline
		Available-						Financial
Vintage and	Trading	for-Sale	Average	Fair	Average		Minimum	Guaranteed	20d/50s	30d/40s	30d/50s	50d/50s
CE Quartile(1)	Securities(2)	Securities(3)	Price	Value	Current(4)	Original(4)	Current(4)	Amount(5)	NPV	NPV	NPV	NPV
	(Dollars in millions)

Investments in Alt-A securities:(7)
Other Alt-A securities:
2004 and prior	$—	$8,896	$78.75	$7,005	12%	6%	5%	$27	$75	$120	$412	$2,253

2005-1(1)	—	374	75.40	282	9	5	6	—	3	6	20	100
2005-1(2)	—	454	76.48	347	13	7	12	—	1	2	9	113
2005-1(3)	—	387	82.94	321	15	11	14	—	1	3	10	90
2005-1(4)	—	453	76.15	345	18	12	15	—	—	1	7	95

2005-1 subtotal	—	1,668	77.64	1,295	14	9	6	—	5	12	46	398

2005-2(1)	—	1,000	74.60	746	6	5	5	—	35	45	81	289
2005-2(2)	—	992	71.98	714	10	8	8	—	8	15	49	261
2005-2(3)	—	1,025	69.52	712	17	14	14	—	—	1	16	220
2005-2(4)	—	1,035	71.54	741	21	17	18	—	—	—	5	183

2005-2 subtotal	—	4,052	71.89	2,913	14	11	5	—	43	61	151	953

2006-1(1)	34	1,088	76.52	858	5	4	5	—	48	60	101	334
2006-1(2)	—	1,069	71.50	765	10	8	9	—	16	23	50	279
2006-1(3)	—	1,285	74.17	953	14	12	11	—	—	—	21	353
2006-1(4)	49	1,295	69.99	941	20	17	18	—	—	—	6	217

2006-1 subtotal	83	4,737	72.96	3,517	13	11	5	—	64	83	178	1,183

2006-2(1)	—	—	—	—	—	—	—	—	—	—	—	—
2006-2(2)	—	502	66.00	331	11	10	6	—	—	—	9	115
2006-2(3)	—	276	67.34	186	17	16	17	—	—	—	—	53
2006-2(4)	—	333	53.40	178	17	16	17	—	—	—	—	48

2006-2 subtotal	—	1,111	62.56	695	14	13	6	—	—	—	9	216

2007-1(1)	132	—	60.77	80	7	6	7	—	—	—	1	32
2007-1(2)	76	—	72.24	55	7	7	7	—	3	3	6	22
2007-1(3)	158	—	58.19	92	10	9	8	—	—	—	—	37
2007-1(4)	231	—	61.10	141	17	16	16	—	—	—	—	44

2007-1 subtotal	597	—	61.67	368	12	11	7	—	3	3	7	135

2007-2(1)	—	—	—	—	—	—	—	—	—	—	—	—
2007-2(2)	—	—	—	—	—	—	—	—	—	—	—	—
2007-2(3)	—	—	—	—	—	—	—	—	—	—	—	—
2007-2(4)	436	—	67.80	296	100	100	100	436	—	—	—	—

2007-2 subtotal	436	—	67.80	296	100	100	100	436	—	—	—

2008-1(1)	—	—	—	—	—	—	—	—	—	—	—	—
2008-1(2)	—	—	—	—	—	—	—	—	—	—	—	—
2008-1(3)	—	—	—	—	—	—	—	—	—	—	—	—
2008-1(4)	—	169	85.50	145	21	20	21	—	—	—	—	—

2008-1 subtotal(10)	—	169	85.50	145	21	20	21	—	—	—	—	—

Total other Alt-A securities	$1,116	$20,633	$74.64	$16,234	14%	11%	5%	$463	$190	$279	$803	$5,138

Trading securities with hypothetical NPV losses:(9)
Fair value									$80	$80	$185	$425
UPB									110	110	284	680

Difference									$(30)	$(30)	$(99)	$(255)

Available-for-sale securities with hypothetical NPV losses:(9)
Fair value									$7,088	$8,725	$12,200	$15,317
UPB									9,066	11,266	15,945	20,396

Difference									$(1,978)	$(2,541)	$(3,745)	$(5,079)

*	The footnotes to this table are presented following Table 27.

Table 27:	Investments in Subprime Private-Label Mortgage-Related Securities, Excluding Wraps

	As of September 30, 2008
	Unpaid Principal
	Balance				Credit Enhancement Statistics				Hypothetical Scenarios(6)
								Monoline
								Financial
Vintage and	Trading	AFS	Average	Fair	Average		Minimum	Guaranteed	50d/60s	60d/50s	60d/60s	70d/70s
CE Quartile(1)	Securities(2)	Securities(3)	Price	Value	Current(4)	Original(4)	Current(4)	Amount(5)	NPV	NPV	NPV	NPV
	(Dollars in millions)

Investments in subprime securities:(8)
2004 and prior	$—	$3,006	$84.42	$2,538	73%	53%	13%	$1,332	$4	$6	$23	$118

2005-1(1)	—	—	—	—	—	—	—	—	—	—	—	—
2005-1(2)	—	23	96.17	22	71	36	71	—	—	—	—	—
2005-1(3)	—	—	—	—	—	—	—	—	—	—	—	—
2005-1(4)	—	38	90.21	34	81	29	81	—	—	—	—	—

2005-1 subtotal	—	61	92.48	56	77	31	71	—	—	—	—	—

2005-2(1)	—	87	94.00	82	41	23	38	—	—	—	—	1
2005-2(2)	—	36	94.83	34	55	38	55	—	—	—	—	—
2005-2(3)	—	111	89.34	99	59	30	59	—	—	—	—	—
2005-2(4)	—	126	87.12	109	86	73	68	69	—	—	—	—

2005-2 subtotal	—	360	90.25	324	64	44	38	69	—	—	—	1

2006-1(1)	—	1,330	78.19	1,040	26	19	24	—	—	—	7	231
2006-1(2)	—	1,730	82.22	1,422	30	20	28	—	—	—	—	223
2006-1(3)	—	1,514	84.88	1,285	37	24	34	—	—	—	—	56
2006-1(4)	—	1,610	84.45	1,360	49	33	41	52	—	—	—	21

2006-1 subtotal	—	6,184	82.58	5,107	36	24	24	52	—	—	7	531

2006-2(1)	—	2,789	73.79	2,058	22	18	17	—	—	2	97	664
2006-2(2)	—	2,767	78.04	2,160	26	19	24	—	—	—	21	514
2006-2(3)	—	2,779	75.77	2,105	29	23	28	—	—	—	—	395
2006-2(4)	—	3,088	80.67	2,491	36	28	31	—	—	—	—	254

2006-2 subtotal	—	11,423	77.16	8,814	28	22	17	—	—	2	118	1,827

2007-1(1)	600	—	35.62	214	17	16	9	—	155	203	283	365
2007-1(2)	498	—	80.73	402	27	24	25	—	—	—	2	89
2007-1(3)	812	—	81.24	660	28	24	28	—	—	—	—	131
2007-1(4)	727	—	77.09	560	53	50	30	222	—	—	—	98

2007-1 subtotal	2,637	—	69.62	1,836	32	29	9	222	155	203	285	683

2007-2(1)	465	—	58.41	272	26	23	14	—	32	50	114	225
2007-2(2)	385	189	81.79	469	32	29	29	—	—	—	4	110
2007-2(3)	—	505	82.11	415	35	32	34	—	—	—	—	26
2007-2(4)	563	181	82.84	616	42	38	38	—	—	—	—	13

2007-2 subtotal	1,413	875	77.45	1,772	34	31	14	—	32	50	118	374

2008-1(1)	—	—	—	—	—	—	—	—	—	—	—	—
2008-1(2)	—	—	—	—	—	—	—	—	—	—	—	—
2008-1(3)	—	—	—	—	—	—	—	—	—	—	—	—
2008-1(4)	—	—	—	—	—	—	—	—	—	—	—	—

2008-1 subtotal	—	—	—	—	—	—	—	—	—	—	—	—

Total subprime securities	$4,050	$21,909	$78.77	$20,447	37%	28%	9%	$1,675	$191	$261	$551	$3,534

Trading securities with hypothetical NPV losses:(9)
Fair value									$124	$128	$604	$2,247
UPB									520	541	1,167	3,264

Difference									$(396)	$(413)	$(563)	$(1,017)

Available-for-sale securities with hypothetical NPV losses:(9)
Fair value									$280	$844	$4,566	$14,034
UPB									324	1,106	5,939	17,779

Difference									$(44)	$(262)	$(1,373)	$(3,745)

(1)	Reported based on half-year vintages for 2005, 2006, 2007 and 2008, with each half-year vintage stratified based on credit enhancement quartiles.

(2)	For the third quarter 2008, we recognized net fair value losses on our investments in private-label Alt-A securities and subprime securities classified as trading of $555 million and $116 million, respectively. For the first nine months of 2008, we recognized net fair value losses on our investments in private-label Alt-A securities and subprime securities classified as trading of $1.1 billion and $630 million, respectively.

(3)	Gross unrealized losses as of September 30, 2008 related to our investments in private-label Alt-A securities and subprime securities classified as AFS totaled $5.4 billion and $3.3 billion, respectively.

(4)	Reflects the ratio of the current amount of the securities that will incur losses in the securitization structure before any losses are allocated to securities that we own, taking into consideration subordination and financial guarantees. Percentage calculated based on the quotient of the total unpaid principal balance of all credit enhancement in the form of subordination or financial guaranty of the security divided by the total unpaid principal balance of all of the tranches of collateral pools from which credit support is drawn for the security that we own.

(5)	Reflects amount of unpaid principal balance supported by financial guarantees from monoline financial guarantors.

(6)	Reflects the present value of projected losses based on the disclosed hypothetical cumulative default and loss severity rates against the outstanding collateral balance.

(7)	Consists of private-label securities backed by Alt-A mortgage loans that are reported in our mortgage portfolio as a component of non-Fannie Mae structured securities.

(8)	Consists of private-label securities backed by subprime loans that are reported in our mortgage portfolio as a component of non-Fannie Mae structured securities. Excludes guaranteed resecuritizations of private-label securities backed by subprime loans held in our mortgage portfolio totaling $7.7 billion as of September 30, 2008, which are presented in Table 28—Alt-A and Subprime Private-Label Wraps.

(9)	Reflects the unpaid principal balance and fair value amounts of all securities for which the expected cash flows of the security under the specified hypothetical scenario were less than the unpaid principal balance of the security as of September 30, 2008.

(10)	The 2008-1 vintage for other Alt-A securities consists entirely of a security from a resecuritized REMIC transaction whose underlying bonds represent senior bonds from 2007 residential mortgage-backed securities transactions backed by Alt-A loans. These bonds have a weighted average credit enhancement of 5.06% as of September 30, 2008 and an original weighted average credit enhancement of 4.67%.

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

Alt-A and Subprime Private-Label Wraps

In addition to Alt-A and subprime private-label mortgage-related securities included in our mortgage portfolio, we also have exposure to private-label Alt-A and subprime mortgage-related securities that have been resecuritized (or wrapped) to include our guaranty. The unpaid principal balance of these Fannie Mae guaranteed securities held by third parties is included in outstanding and unconsolidated Fannie Mae MBS held by third parties, which we discuss in “Off-Balance Sheet Arrangements and Variable Interest Entities.” Table 28 presents the unpaid principal balance of our Alt-A and subprime private-label wraps as of September 30, 2008 and additional information to evaluate our potential loss exposure. We held $7.7 billion of these securities in our mortgage portfolio as of September 30, 2008.

Table 28:  Alt-A and Subprime Private-Label Wraps

As of September 30, 2008
		Credit Enhancement Statistics				Hypothetical Scenarios(5)
Monoline
	Unpaid				Financial
Vintage and	Principal	Average		Minimum	Guaranteed	20d/50s	30d/40s	30d/50s	50d/50s
CE Quartile(1)	Balance(2)	Current(3)	Original(3)	Current(3)	Amount(4)	NPV	NPV	NPV	NPV
(Dollars in millions)

Alt-A wraps:
2005-1(1)	$—	—%	—%	—%	$—	$—	$—	$—	$—
2005-1(2)	—	—	—	—	—	—	—	—	—
2005-1(3)	—	—	—	—	—	—	—	—	—
2005-1(4)	230	6	4	6	—	—	—	—	—

2005-1 subtotal	230	6	4	6	—	—	—	—	—

2007-1(1)	—	—	—	—	—	—	—	—	—
2007-1(2)	—	—	—	—	—	—	—	—	—
2007-1(3)	—	—	—	—	—	—	—	—	—
2007-1(4)	301	9	7	9	—	—	—	—	—

2007-1 subtotal	301	9	7	9	—	—	—	—	—

2008-1(1)	—	—	—	—	—	—	—	—	—
2008-1(2)	—	—	—	—	—	—	—	—	—
2008-1(3)	—	—	—	—	—	—	—	—	—
2008-1(4)	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—

2008-1 subtotal	—	—	—	—	—	—	—	—	—

Total Alt-A wraps	$531	8%	6%	6%	$—	$—	$—	$—	$—

	As of September 30, 2008
		Credit Enhancement Statistics				Hypothetical Scenarios(5)
					Monoline
	Unpaid				Financial
Vintage and	Principal	Average		Minimum	Guaranteed	50d/60s	60d/50s	60d/60s	70d/70s
CE Quartile(1)	Balance(2)	Current(3)	Original(3)	Current(3)	Amount(4)	NPV	NPV	NPV	NPV
	(Dollars in millions)

Subprime wraps:
2004 and prior	$796	32%	13%	11%	$5	$—	$—	$—	$—

2005-1(1)	107	10	3	—	—	—	—	—	—
2005-1(2)	24	60	13	60	—	—	—	—	—
2005-1(3)	240	61	20	61	—	—	—	—	—
2005-1(4)	145	74	22	66	—	—	—	—	—

2005-1 subtotal	516	54	17	—	—	—	—	—	—

2005-2(1)	246	36	25	24	—	1	3	8	26
2005-2(2)	800	46	31	46	—	—	—	—	—
2005-2(3)	554	52	26	47	—	—	—	—	—
2005-2(4)	553	81	58	56	195	—	—	—	—

2005-2 subtotal	2,153	55	36	24	195	1	3	8	26

2007-1(1)	1,465	19	17	19	—	—	25	130	406
2007-1(2)	1,702	23	20	22	—	—	—	54	376
2007-1(3)	1,772	26	22	24	—	—	—	14	343
2007-1(4)	1,723	33	29	28	—	—	—	29	274

2007-1 subtotal	6,662	25	22	19	—	—	25	227	1,399

2007-2(1)	277	28	24	25	—	—	—	8	60
2007-2(2)	—	—	—	—	—	—	—	—	—
2007-2(3)	419	33	30	33	—	—	—	10	75
2007-2(4)	469	34	30	34	—	—	—	—	50

2007-2 subtotal	1,165	32	29	25	—	—	—	18	185

2008-1(1)	—	—	—	—	—	—	—	—	—
2008-1(2)	—	—	—	—	—	—	—	—	—
2008-1(3)	—	—	—	—	—	—	—	—	—
2008-1(4)	—	—	—	—	—	—	—	—	—

2008-1 subtotal	—	—	—	—	—	—	—	—	—

Total subprime wraps	$11,292	34%	25%	—%	$200	$1	$28	$253	$1,610

Total Alt-A and subprime wraps	$11,823	32%	24%	—%	$200	$1	$28	$253	$1,610

(1)	Reported based on half-year vintages for 2005, 2006, 2007 and 2008, with each half-year vintage stratified based on credit enhancement quartiles.

(2)	For the third quarter and first nine months of 2008, we recognized net fair value losses of $60 million and net fair value gains of $316 million, respectively, on our investments in subprime private-label wraps classified as trading. We did not recognize any fair value gains or losses on our investments in Alt-A private-label wraps for the third quarter and first nine months of 2008. Gross unrealized losses related to our investments in subprime private-label wraps classified as AFS totaled $10 million as of September 30, 2008. We did not have any gross unrealized gains or losses on our investments in Alt-A private-label wraps as of September 30, 2008.

(3)	Reflects the percentage of the current amount of the securities that will incur losses in the securitization structure before any losses are allocated to securities that we own, taking into consideration subordination and financial guarantees. Percentage calculated based on the quotient of the total unpaid principal balance of all credit enhancement in the form of subordination or financial guaranty of the security divided by the total unpaid principal balance of all of the tranches of collateral pools from which credit support is drawn for the security that we own.

(4)	Reflects amount of unpaid principal balance supported by financial guarantees from monoline financial guarantors.

(5)	Reflects the present value of projected losses based on the disclosed hypothetical cumulative default and loss severity rates against the outstanding collateral balance.

Debt Instruments

We issue debt instruments as the primary means to fund our mortgage investments and manage our interest rate risk exposure. Our total outstanding debt, which includes federal funds purchased and securities sold under agreements to repurchase, short-term debt and long-term debt increased to $832.7 billion as of September 30, 2008 from $797.2 billion as of December 31, 2007. We provide a summary of our debt activity for the three and nine months ended September 30, 2008 and 2007 and a comparison of the mix between our outstanding short-term and long-term debt as of September 30, 2008 and December 31, 2007 in “Liquidity and Capital Management—Liquidity—Funding—Debt Funding Activity.” Also see “Notes to Condensed Consolidated Financial Statements—Note 9, Short-Term Borrowings and Long-Term Debt” for additional detail on our outstanding debt.

Derivative Instruments

We supplement our issuance of debt with interest rate-related derivatives to manage the prepayment and duration risk inherent in our mortgage investments. We report derivatives at fair value as either assets or liabilities, net for each counterparty inclusive of cash collateral paid or received in our condensed consolidated balance sheets. We present, by derivative instrument type, the estimated fair value of derivatives recorded in our condensed consolidated balance sheets and the related outstanding notional amount as of September 30, 2008 and December 31, 2007 in “Notes to Condensed Consolidated Financial Statements—Note 10, Derivative Instruments and Hedging Activities.”

We refer to the difference between the derivative assets and derivative liabilities recorded on our condensed consolidated balance sheets as our net derivative asset or liability. Table 29 provides an analysis of the change in the estimated fair value of our net derivative liability, excluding mortgage commitments, recorded in our condensed consolidated balance sheets between December 31, 2007 and September 30, 2008.

Table 29:  Changes in Risk Management Derivative Assets (Liabilities) at Fair Value, Net(1)

For the
Nine Months
Ended
September 30,
2008
(Dollars in millions)

Net derivative liability as of December 31, 2007(2)	$(1,321)
Effect of cash payments:
Fair value at inception of contracts entered into during the period(3)	1,824
Fair value at date of termination of contracts settled during the period(4)	(1,246)
Net collateral posted	5,271
Periodic net cash contractual interest payments (receipts)(5)	(1,138)

Total cash payments (receipts)	4,711

Income statement impact of recognized amounts:
Periodic net contractual interest income (expense) accruals on interest rate swaps	(1,011)
Net change in fair value of terminated derivative contracts from end of prior year to date of termination(6)	(275)
Net change in fair value of outstanding derivative contracts, including derivative contracts entered into during the period	(2,528)

Derivatives fair value losses, net(7)	(3,814)

Net derivative liability as of September 30, 2008(2)	$(424)

(1)	Excludes mortgage commitments.

(2)	Reflects the net amount of “Derivative assets at fair value” and “Derivative liabilities at fair value” recorded in our condensed consolidated balance sheets, excluding mortgage commitments, and reflects our adoption of FASB Staff Position No. 39-1, Amendment of FASB Interpretation No. 39.

(3)	Cash payments made to purchase derivative option contracts (purchased options premiums) increase the derivative asset recorded in the condensed consolidated balance sheets. Primarily includes upfront premiums paid or received on option contracts. Also includes upfront cash paid or received on other derivative contracts.

(4)	Cash payments to terminate and/or sell derivative contracts reduce the derivative liability recorded in the condensed consolidated balance sheets. Primarily represents cash paid (received) upon termination of derivative contracts.

(5)	We accrue interest on our interest rate swap contracts based on the contractual terms and recognize the accrual as an increase to the net derivative liability recorded in the condensed consolidated balance sheets. The corresponding offsetting amount is recorded as an expense and included as a component of derivatives fair value losses in the condensed consolidated statements of operations. Periodic interest payments on our interest rate swap contracts reduce the derivative liability.

(6)	Includes a loss of approximately $104 million related to the termination of outstanding derivatives contracts with Lehman Brothers Special Financing Inc., as a result of the bankruptcy of its parent-guarantor, Lehman Brothers Holdings Inc.

(7)	Reflects net derivatives fair value losses recognized in the condensed consolidated statements of operations, excluding mortgage commitments.

The decrease in the net derivative liability to $424 million as of September 30, 2008, from $1.3 billion as of December 31, 2007 was primarily attributable to an increase in purchased swaption activity and additional cash posted as collateral. We also had a decrease in the aggregate net fair value of our interest rate swaps, which was due to the decrease in swap interest rates during the first nine months of 2008 and the time decay of our purchased options. We present, by derivative instrument type, our risk management derivative activity for the nine months ended September 30, 2008, along with the stated maturities of our derivatives outstanding as of September 30, 2008, in Table 48 in “Risk Management—Interest Rate Risk Management and Other Market Risks.”

SUPPLEMENTAL NON-GAAP INFORMATION—FAIR VALUE BALANCE SHEETS

The balance sheets presented in our condensed consolidated financial statements reflect some financial assets measured and reported at fair value while other financial assets, along with most of our financial liabilities, are measured and reported at amortized cost. We present the fair value of all of our financial assets and financial liabilities and describe our process for determining fair value of these financial instruments in “Notes to Condensed Consolidated Financial Statements—Note 18, Fair Value of Financial Instruments.” In addition, as part of our disclosure commitments with FHFA, we disclose on a quarterly basis a supplemental non-GAAP consolidated fair value balance sheet, which reflects all of our assets and liabilities at estimated fair value. Table 30 presents our supplemental non-GAAP fair value balance sheets as of September 30, 2008 and December 31, 2007. Table 30 also presents the non-GAAP estimated fair value of our net assets, which is derived from our non-GAAP fair value balance sheets. The estimated fair value of our net assets is not a measure defined within GAAP and may not be comparable to similarly titled measures reported by other companies. Moreover, the estimated fair value of our net assets is not intended as a substitute for the stockholders’ equity amounts reported in our consolidated financial statements.

Because our assets and liabilities consist predominately of financial instruments, we routinely use fair value measures to make investment decisions and to measure, monitor and manage our risk. We believe that the non-GAAP supplemental consolidated fair value balance sheets are useful to investors because they provide consistency in the measurement and reporting of all of our assets and liabilities. In addition, we believe that the non-GAAP supplemental consolidated fair value balance sheets and the fair value of our net assets, when used in conjunction with our consolidated financial statements, can serve as valuable incremental tools for investors to assess the current replacement value, at current prices, of our portfolio holdings and guaranty book of business, and changes in this value over time relative to changes in market conditions.

Cautionary Language Relating to Supplemental Non-GAAP Financial Measures

In reviewing our non-GAAP supplemental consolidated fair value balance sheets, there are a number of important factors and limitations to consider. The estimated fair value of our net assets is calculated as of a particular point in time based on our existing assets and liabilities and does not incorporate other factors that may have a significant impact on fair value. These factors include any value from future business activities in which we expect to engage. As a result, the estimated fair value of our net assets presented in our non-GAAP supplemental consolidated fair value balance sheets does not represent an estimate of our net realizable value, liquidation value or our market value as a whole. Amounts we ultimately realize from the disposition of assets or settlement of liabilities may vary significantly from the estimated fair values presented in our non-GAAP supplemental consolidated fair value balance sheets. Because temporary changes in market conditions can substantially affect the fair value of our net assets, we do not believe that short-term fluctuations in the fair value of our net assets attributable to mortgage-to-debt option-adjusted spread (“OAS”) or changes in the fair value of our net guaranty assets are necessarily representative of the effectiveness of our investment strategy or the long-term underlying value of our business. We believe the long-term value of our business depends primarily on our ability to acquire new assets and funding at attractive prices and to effectively manage the risks of these assets and liabilities over time. However, we believe that focusing on the factors that affect near-term changes in the estimated fair value of our net assets helps us evaluate our long-term value and assess whether temporary market factors have caused our net assets to become overvalued or undervalued relative to the level of risk and expected long-term fundamentals of our business. In addition, as discussed in “Critical Accounting Policies and Estimates—Fair Value of Financial Instruments,” the process to determine fair value for some of our financial instruments may be more subjective and involve a high degree of management judgment and assumptions. These assumptions may have a significant effect on our estimates of fair value, and the use of different assumptions as well as changes in market conditions could have a material effect on our results of operations, financial condition or net worth.

Table 30:  Supplemental Non-GAAP Consolidated Fair Value Balance Sheets

	As of September 30, 2008					As of December 31, 2007
	GAAP					GAAP
	Carrying		Fair Value	Estimated		Carrying	Fair Value	Estimated
	Value		Adjustment(1)	Fair Value		Value	Adjustment(1)	Fair Value(2)
	(Dollars in millions)

Assets:
Cash and cash equivalents	$36,489		$—	$36,489	(3)	$4,502	$—	$4,502	(3)
Federal funds sold and securities purchased under agreements to resell	33,420		(31)	33,389	(3)	49,041	—	49,041	(3)
Trading securities	98,671		—	98,671	(3)	63,956	—	63,956	(3)
Available-for-sale securities	262,054		—	262,054	(3)	293,557	—	293,557	(3)
Mortgage loans:
Mortgage loans held for sale	7,908		116	8,024	(4)	7,008	75	7,083	(4)
Mortgage loans held for investment, net of allowance for loan losses	397,834		(4,151)	393,683	(4)	396,516	70	396,586	(4)
Guaranty assets of mortgage loans held in portfolio	—		3,487	3,487	(4)(5)	—	3,983	3,983	(4)(5)
Guaranty obligations of mortgage loans held in portfolio	—		(10,001)	(10,001	)(4)(5)	—	(4,747)	(4,747	)(4)(5)

Total mortgage loans	405,742		(10,549)	395,193	(3)(4)	403,524	(619)	402,905	(3)(4)
Advances to lenders	9,605		(184)	9,421	(3)	12,377	(328)	12,049	(3)
Derivative assets at fair value	1,099		—	1,099	(3)	885	—	885	(3)
Guaranty assets and buy-ups, net	11,318		3,843	15,161	(3)(5)	10,610	3,648	14,258	(3)(5)

Total financial assets	858,398		(6,921)	851,477	(3)	838,452	2,701	841,153	(3)
Master servicing assets and credit enhancements	1,582		5,957	7,539	(5)(6)	1,783	2,844	4,627	(5)(6)
Other assets	36,635		82	36,717	(6)(7)	39,154	5,418	44,572	(6)(7)

Total assets	$896,615		$(882)	$895,733		$879,389	$10,963	$890,352

Liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$1,357		$20	$1,377	(3)	$869	$—	$869	(3)
Short-term debt	280,382	(8)	31	280,413	(3)	234,160	208	234,368	(3)
Long-term debt	550,928	(8)	11,701	562,629	(3)	562,139	18,194	580,333	(3)
Derivative liabilities at fair value	1,305		—	1,305	(3)	2,217	—	2,217	(3)
Guaranty obligations	16,816		58,097	74,913	(3)	15,393	5,156	20,549	(3)

Total financial liabilities	850,788		69,849	920,637	(3)	814,778	23,558	838,336	(3)
Other liabilities	36,392		(15,033)	21,359	(9)	20,493	(4,383)	16,110	(9)

Total liabilities	887,180		54,816	941,996		835,271	19,175	854,446
Minority interests in consolidated subsidiaries	159		—	159		107	—	107
Stockholders’ Equity (Deficit):
Senior preferred	1,000		—	1,000	(10)	—	—	—
Preferred	21,725		(20,255)	1,470	(11)	16,913	(1,565)	15,348	(11)
Common	(13,449)		(35,443)	(48,892	)(12)	27,098	(6,647)	20,451	(12)

Total stockholders’ equity (deficit)/non-GAAP fair value of net assets	$9,276		$(55,698)	$(46,422)		$44,011	$(8,212)	$35,799

Total liabilities and stockholders’ equity	$896,615		$(882)	$895,733		$879,389	$10,963	$890,352

Explanation and Reconciliation of Non-GAAP Measures to GAAP Measures

(1)	Each of the amounts listed as a “fair value adjustment” represents the difference between the carrying value included in our GAAP condensed consolidated balance sheets and our best judgment of the estimated fair value of the listed item.

(2)	Certain prior period amounts have been reclassified to conform to the current period presentation.

(3)	We determined the estimated fair value of these financial instruments in accordance with the fair value guidelines outlined in SFAS 157, as described in “Notes to Condensed Consolidated Financial Statements—Note 18, Fair Value of Financial Instruments.” In Note 18, we also disclose the carrying value and estimated fair value of our total financial assets and total financial liabilities as well as discuss the methodologies and assumptions we use in estimating the fair value of our financial instruments.

(4)	For business segment reporting purposes, we allocate intra-company guaranty fee income to our Single-Family and HCD businesses for managing the credit risk on mortgage loans held in portfolio by our Capital Markets group and charge a corresponding fee to our Capital Markets group. In computing this intra-company allocation, we disaggregate the total mortgage loans reported in our GAAP condensed consolidated balance sheets, which consists of “Mortgage loans held for sale” and “Mortgage loans held for investment, net of allowance for loan losses” into components that separately reflect the value associated with credit risk, which is managed by our guaranty businesses, and the interest rate risk, which is managed by our capital markets business. We report the estimated fair value of the credit risk components separately in our supplemental non-GAAP consolidated fair value balance sheets as “Guaranty assets of mortgage loans held in portfolio” and “Guaranty obligations of mortgage loans held in portfolio.” We report the estimated fair value of the interest rate risk components in our supplemental non-GAAP consolidated fair value balance sheets as “Mortgage loans held for sale” and “Mortgage loans held for investment, net of allowance for loan losses.” Taken together, these four components represent the estimated fair value of the total mortgage loans reported in our GAAP condensed consolidated balance sheets. We believe this presentation provides transparency into the components of the fair value of the mortgage loans associated with the activities of our guaranty businesses and the components of the activities of our capital markets business, which is consistent with the way we manage risks and allocate revenues and expenses for segment reporting purposes. While the carrying values and estimated fair values of the individual line items may differ from the amounts presented in Note 18 of the condensed consolidated financial statements, the combined amounts together equal the carrying value and estimated fair value amounts of total mortgage loans in Note 18.

(5)	In our GAAP condensed consolidated balance sheets, we report the guaranty assets associated with our outstanding Fannie Mae MBS and other guarantees as a separate line item and include buy-ups, master servicing assets and credit enhancements associated with our guaranty assets in “Other assets.” The GAAP carrying value of our guaranty assets reflects only those guaranty arrangements entered into subsequent to our adoption of FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FIN No. 34) (“FIN 45”), on January 1, 2003. On a GAAP basis, our guaranty assets totaled $10.2 billion and $9.7 billion as of September 30, 2008 and December 31, 2007, respectively. The associated buy-ups totaled $1.1 billion and $944 million as of September 30, 2008 and December 31, 2007, respectively. In our non-GAAP supplemental consolidated fair value balance sheets, we also disclose the estimated guaranty assets and obligations related to mortgage loans held in our portfolio. The aggregate estimated fair value of the guaranty asset-related components totaled $16.2 billion and $18.1 billion as of September 30, 2008 and December 31, 2007, respectively. These components represent the sum of the following line items in this table: (i) Guaranty assets of mortgage loans held in portfolio; (ii) Guaranty obligations of mortgage loans held in portfolio, (iii) Guaranty assets and buy-ups; and (iv) Master servicing assets and credit enhancements. See “Critical Accounting Policies and Estimates—Fair Value of Financial Instruments—Change in Measuring the Fair Value of Guaranty Obligations.”

(6)	The line items “Master servicing assets and credit enhancements” and “Other assets” together consist of the assets presented on the following five line items in our GAAP condensed consolidated balance sheets: (i) Accrued interest receivable; (ii) Acquired property, net; (iii) Deferred tax assets, net of a valuation allowance; (iv) Partnership investments; and (v) Other assets. The carrying value of these items in our GAAP condensed consolidated balance sheets together totaled $39.3 billion and $41.9 billion as of September 30, 2008 and December 31, 2007, respectively. We deduct the carrying value of the buy-ups associated with our guaranty obligation, which totaled $1.1 billion and $944 million as of September 30, 2008 and December 31, 2007, respectively, from “Other assets” reported in our GAAP condensed consolidated balance sheets because buy-ups are a financial instrument that we combine with guaranty assets in our disclosure in Note 18. We have estimated the fair value of master servicing assets and credit enhancements based on our fair value methodologies discussed in Note 18.

(7)	With the exception of partnership investments and deferred tax assets, the GAAP carrying values of other assets generally approximate fair value. While we have included partnership investments at their carrying value in each of the non-GAAP supplemental consolidated fair value balance sheets, the fair values of these items are generally different from their GAAP carrying values, potentially materially. Our LIHTC partnership investments had a carrying value of $6.7 billion and $8.1 billion and an estimated fair value of $7.2 billion and $9.3 billion as of September 30, 2008 and December 31, 2007, respectively. We assume that certain other assets, consisting primarily of prepaid expenses, have no fair value. Our GAAP-basis deferred tax assets are described in “Notes to Condensed Consolidated Financial Statements—Note 11, Income Taxes.” In addition to the GAAP-basis deferred income tax amounts, net of a valuation allowance, included in “Other assets,” we previously included in our non-GAAP supplemental consolidated fair value balance sheets the estimated income tax effect related to the fair value adjustments made to derive the fair value of our net assets. Because our adjusted deferred income taxes are a net asset in each year, the amounts are included in our non-GAAP fair value balance sheets as a component of other assets. As discussed in Note 11, we established a deferred tax asset valuation allowance of $21.4 billion in the third quarter of 2008. Therefore, in calculating the fair value of our net assets as of September 30, 2008, we eliminated the tax effect of deferred tax benefits we would have otherwise recorded had we not concluded that it was necessary to establish a valuation allowance. Any remaining deferred tax assets relate to amounts not subject to the deferred tax asset valuation allowance.

(8)	Includes certain short-term debt and long-term debt instruments reported in our GAAP condensed consolidated balance sheet at fair value as of September 30, 2008 of $4.5 billion and $21.7 billion, respectively.

(9)	The line item “Other liabilities” consists of the liabilities presented on the following four line items in our GAAP condensed consolidated balance sheets: (i) Accrued interest payable; (ii) Reserve for guaranty losses; (iii) Partnership liabilities; and (iv) Other liabilities. The carrying value of these items in our GAAP condensed consolidated balance sheets together totaled $36.4 billion and $20.5 billion as of September 30, 2008 and December 31, 2007, respectively. The GAAP carrying values of these other liabilities generally approximate fair value. We assume that certain other liabilities, such as deferred revenues, have no fair value. Although we report the “Reserve for guaranty losses” as a separate line item on our condensed consolidated balance sheets, it is incorporated into and reported as part of the fair value of our guaranty obligations in our non-GAAP supplemental condensed consolidated fair value balance sheets.

(10)	“Senior preferred stockholders’ equity” is reflected in our non-GAAP supplemental condensed consolidated fair value balance sheets at its aggregate liquidation preference, which is the estimated fair value.

(11)	“Preferred stockholders’ equity” is reflected in our non-GAAP supplemental condensed consolidated fair value balance sheets at the estimated fair value.

(12)	“Common stockholders’ equity (deficit)” consists of the stockholders’ equity components presented on the following five line items in our GAAP condensed consolidated balance sheets: (i) Common stock; (ii) Additional paid-in capital; (iii) Retained earnings; (iv) Accumulated other comprehensive loss; and (v) Treasury stock, at cost. “Common stockholders’ equity (deficit)” represents the residual of the excess (deficit) of the estimated fair value of total assets over the estimated fair value of total liabilities, after taking into consideration senior preferred and preferred stockholders’ equity and minority interest in consolidated subsidiaries.

Changes in Non-GAAP Estimated Fair Value of Net Assets

We expect periodic fluctuations in the estimated fair value of our net assets due to our business activities, as well as due to changes in market conditions, including changes in interest rates, changes in relative spreads between our mortgage assets and debt, changes in implied volatility and changes in home prices. As discussed in “Critical Accounting Policies and Estimates—Fair Value of Financial Instruments—Change in Measuring the Fair Value of Guaranty Obligations,” beginning January 1, 2008, as part of the implementation of SFAS 157, we changed our approach to measuring the fair value of our guaranty obligations. We believe that this change, which increased the previously reported fair value of our net assets as of December 31, 2007 by $1.6 billion to $37.4 billion, provides a more meaningful presentation of the guaranty obligations by better aligning the revenue we recognize for providing our guaranty with the compensation we receive.

The estimated fair value of our net assets decreased by $83.8 billion during the first nine months of 2008 to negative $46.4 billion as of September 30, 2008, from an adjusted $37.4 billion as of December 31, 2007. Table 31 summarizes the changes in the fair value of our net assets for the first nine months of 2008. A significant driver of the decrease in the fair value of our net assets was the non-cash charge of $21.4 billion that we recorded in the third quarter of 2008 to establish a deferred tax asset valuation allowance, which we discuss in “Critical Accounting Policies and Estimates—Deferred Tax Assets.” As a result of establishing this valuation allowance, we eliminated the effect of deferred tax benefits in calculating the fair value of our net assets as of September 30, 2008.

Table 31:  Non-GAAP Estimated Fair Value of Net Assets (Net of Tax Effect)

For the
Nine Months
Ended
September 30,
2008
(Dollars in millions)

Balance as of December 31, 2007, as reported	$35,799
Effect of change in measuring fair value of guaranty obligations(1)	1,558

Balance as of December 31, 2007, as adjusted to include effect of change in measuring fair value of guaranty obligations	37,357
Capital transactions:(2)
Common dividends, common stock repurchases and issuances, net	1,957
Preferred dividends and issuances, net	3,647

Capital transactions, net	5,604
Change in estimated fair value of net assets, excluding effect of capital transactions	(89,383)

Decrease in estimated fair value of net assets, net	(83,779)

Balance as of September 30, 2008(3)	$(46,422)

(1)	Represents the estimated after-tax impact of the change in our approach to measuring the fair value of our guaranty obligations as part of our January 1, 2008 implementation of SFAS 157. Amount reflects the difference of $2.3 billion ($1.6 billion after-tax) between the estimated fair value of our guaranty obligations based on our current valuation approach of $18.2 billion as of December 31, 2007, and the previously reported fair value of our guaranty obligations of $20.5 billion as of December 31, 2007.

(2)	Represents net capital transactions, which are reflected in the condensed consolidated statements of changes in stockholders’ equity. The issuance of senior preferred stock and warrant to purchase common stock to Treasury did not have an impact to stockholders’ equity as displayed in our condensed consolidated statement of changes in stockholders’ equity.

(3)	Represents estimated fair value of net assets (net of tax effect) presented in Table 30: Supplemental Non-GAAP Consolidated Fair Value Balance Sheets.

Excluding capital transactions, which increased the fair value of our net assets by $5.6 billion, we experienced a decrease in the fair value of our net assets of $89.4 billion during the first nine months of 2008. As indicated in our condensed consolidated statements of changes in stockholders’ equity, the issuance of the senior preferred stock and warrant to Treasury had no effect on our net stockholders’ equity as of September 30, 2008. The primary factors driving the $89.4 billion decline in the fair value of our net assets were: (i) a decrease due to the non-cash charge of $21.4 billion recorded during the third quarter of 2008 in our condensed consolidated results of operations to establish a partial deferred tax asset valuation allowance and an additional decrease of approximately $19.5 billion related to the deferred taxes associated with the fair value adjustments on our assets and liabilities, excluding our available-for-sale mortgage securities; (ii) decrease of approximately $36.6 billion, net of related tax, in the fair value of our net guaranty assets, reflecting the significant increase in the fair value of our guaranty obligations attributable to an increase in expected credit losses as well as an increase in risk premium due to our current guaranty fee pricing and (iii) a decrease in the fair value of the net portfolio for our capital markets business, largely attributable to the significant widening of mortgage-to-debt OAS during the first nine months of 2008, which had an estimated after-tax effect of approximately $11.5 billion.

The $56.3 billion pre-tax decline in the fair value of our net guaranty assets, or $36.6 billion, net of related tax, was driven by the substantial increase in the estimated fair value of our guaranty obligations (approximately $54.4 billion), which we now measure based on the compensation we currently require to provide our guaranty and assume the credit risk associated with the mortgage loans underlying the guaranteed Fannie Mae MBS, or “mortgage credit risk.” This increase in the fair value of our guaranty obligations resulted from both an increase in the underlying risk in our guaranty book of business, as delinquencies increased and declining home prices continued to adversely affect mark-to-market loan-to-value ratios, and an increase in the estimated mortgage credit risk premium required to take mortgage credit risk in the current market, as indicated by the pricing of our new guaranty business. Although we continue to measure the estimated fair value of our guaranty obligations using the models and inputs we used prior to January 1, 2008, since January 1, 2008, we have calibrated these models to our current guaranty fee compensation, which includes our March 2008 guaranty fee price increase. As a result, the estimated fair value of our guaranty obligations as of September 30, 2008 takes into account the guaranty fees we currently charge, regardless of the date on which we actually issued any of our guarantees. Because we measure the fair value of our guaranty obligations based on our pricing as of the fair value measurement date, the fair value of these obligations generally will increase when our risk-adjusted guaranty fees increase, resulting in a reduction in the fair value of our net assets. Conversely, the fair value of the guaranty obligations generally will decrease when our risk-adjusted guaranty fees decrease, resulting in an increase in the fair value of our net assets. The total fair value of our guaranty obligations presented in our non-GAAP supplemental consolidated fair value balance sheets is not reflective of our expected credit losses because it consists of not only future expected credit losses but also an estimated market risk premium that is based on our current risk pricing. For more information about how we measure the fair value of our guaranty obligations, refer to “Critical Accounting Policies and Estimates—Fair Value of Financial Instruments—Change in Measuring the Fair Value of Guaranty Obligations.” See “Risk Management—Interest Rate Risk Management and Other Market Risks—Interest Rate Risk Metrics” for sensitivities of our guaranty business to changes in interest rates.

Table 32 presents selected market information that impacts changes in the fair value of our net assets.

Table 32:  Selected Market Information(1)

	As of
	September 30,		December 31,
	2008		2007		Change

10-year U.S. Treasury note yield	3.83%		4.03%		(0.20)%
Implied volatility(2)	24.7%		20.4%		4.3%
30-year Fannie Mae MBS par coupon rate	5.65%		5.51%		0.14%
Barclays Capital U.S. MBS Index OAS (in basis points) over LIBOR yield curve(3)	53.2	bp	26.2	bp	27.0	bp
Barclays Capital U.S. Agency Debt Index OAS (in basis points) over LIBOR yield curve(3)	(5.2)		(20.2)		15.0

(1)	Information obtained from Barclays Capital and Bloomberg.

(2)	Implied volatility for an interest rate swaption with a 3-year option on a 10-year final maturity.

(3)	Data previously obtained from Lehman Brothers indices, which were incorporated into the Barclays Capital indices effective October 31, 2008.

As indicated in Table 32 above, the Barclays Capital U.S. MBS index (formerly the Lehman U.S. MBS Index), which primarily includes 30-year and 15-year mortgages, reflected a further widening of OAS during the first nine months of 2008. The OAS on securities held by us that are not in the index, such as AAA-rated 10-year CMBS and AAA-rated private-label mortgage-related securities, widened even more dramatically. This widening of mortgage-to-debt spreads during the first nine months of 2008 resulted in an overall decrease in the fair value of our mortgage assets and accounted for approximately $17.6 billion pre-tax (or $11.5 billion after-tax) of the decline in the fair value of our net assets. Debt OAS based on the Barclays Capital U.S. Agency Debt Index to LIBOR increased by 15.0 basis points during the first nine months of 2008 to minus 5.2 basis points as of September 30, 2008, which resulted in an overall increase in the fair value of our debt from December 31, 2007.

LIQUIDITY AND CAPITAL MANAGEMENT

Liquidity

Overview

Our liquidity depends on our ability to issue unsecured debt in the capital markets, and our status as a GSE is critical to maintaining our access to the unsecured debt market. Our debt obligations are treated as U.S. agency securities in the marketplace, which historically had been treated just below U.S. Treasury securities and above AAA-rated corporate debt.

Since early July 2008, we have experienced significant deterioration in our access to the unsecured debt markets, particularly for long-term debt, and a significant increase in the yields on our debt as compared to relevant market benchmarks. These conditions have had, and are continuing to have, significant adverse impacts on us. See “Funding—Debt Funding Activity” below for a discussion of the current significant limitations on our ability to issue unsecured debt.

Sources and Uses of Cash

Our primary source of funds is proceeds from the issuance of short-term and long-term debt. Other sources of cash include:

•	principal and interest payments received on mortgage loans, mortgage-related securities and non-mortgage securities we own;

•	borrowings under secured and unsecured intraday funding lines of credit we have established with several large financial institutions;

•	sales of mortgage loans, mortgage-related securities and non-mortgage assets;

•	borrowings against mortgage-related securities and other investment securities we hold pursuant to repurchase agreements and loan agreements;

•	guaranty fees earned on Fannie Mae MBS;

•	mortgage insurance counterparty payments; and

•	net receipts on derivative instruments.

In addition to these sources of cash, we may request loans from Treasury pursuant to the Treasury credit facility described under “Liquidity Risk Management—Liquidity Contingency Plan—Treasury Credit Facility” below. In specified limited circumstances, we may also request funds from Treasury under the senior preferred stock purchase agreement described under “Conservatorship and Treasury Agreements—Treasury Agreements—Senior Preferred Stock Purchase Agreement and Related Issuance of Senior Preferred Stock and Common Stock Warrant—Senior Preferred Stock Purchase Agreement.”

Our business activities require that we maintain adequate liquidity to fund our operations. Our current uses of cash include:

•	the repayment of matured, paid off and repurchased debt;

•	the purchase of mortgage loans, mortgage-related securities and other investments;

•	interest payments on outstanding debt;

•	net payments on derivative instruments;

•	the pledging of collateral under derivative instruments;

•	administrative expenses;

•	the payment of federal income taxes; and

•	losses incurred in connection with our Fannie Mae MBS guaranty obligations.

In addition to the cash needs described above, under the Regulatory Reform Act that became effective July 30, 2008, in each fiscal year we are required to set aside an amount equal to 4.2 basis points for each dollar of the unpaid principal balance of our total new business purchases for an affordable housing trust fund. The amount of our first contribution has not yet been determined. The Director of FHFA has the authority to temporarily suspend this requirement if payment would contribute to our financial instability, cause us to be classified as undercapitalized or prevent us from successfully completing a capital restoration plan. In testimony before the Senate Committee on Banking, Housing and Urban Affairs on September 23, 2008, the Director of FHFA stated that he intends to make a determination regarding whether to suspend this requirement after a careful and thorough review of existing conditions.

Also, under the terms of the senior preferred stock issued to Treasury, we are required to make quarterly dividend payments to Treasury, which are described in greater detail in “Conservatorship and Treasury Agreements—Treasury Agreements—Senior Preferred Stock Purchase Agreement and Related Issuance of Senior Preferred Stock and Common Stock Warrant.” Beginning in March 31, 2010, we will also become obligated to pay a quarterly commitment fee under the senior preferred stock purchase agreement with Treasury. The amount of this fee has not yet been determined. Treasury has the authority to waive this quarterly commitment fee for up to one year at a time based on adverse conditions in the U.S. mortgage market.

Funding

We fund our business primarily through the issuance of short-term and long-term debt securities in the domestic and international capital markets. Historically, we have regularly issued a variety of non-callable and callable debt securities in the domestic and international capital markets in a wide range of maturities to meet our large and ongoing funding needs. We are currently experiencing significant limitations on our ability to issue unsecured debt. See “Debt Funding Activity” below for a more detailed discussion of these limitations.

Debt Funding Programs

The most significant of the debt funding programs that we conduct are the following:

•	Benchmark Securities® . Through our Benchmark Securities program, we sell large, regularly scheduled issues of unsecured debt. The Benchmark Securities program includes:

—	Benchmark Bills which have maturities of up to one year. On a weekly basis, we auction three-month and six-month Benchmark Bills with a minimum issue size of $1.0 billion. On a monthly basis, we auction one-year Benchmark Bills with a minimum issue size of $1.0 billion.

—	Benchmark Notes which have maturities ranging between two and ten years. We typically sell one or more new, fixed-rate issues of Benchmark Notes each month through dealer syndicates. Each issue has a minimum size of $3.0 billion.

•	Discount Notes. We issue short-term debt securities called Discount Notes with maturities ranging from overnight to 360 days from the date of issuance. Investors purchase these notes at a discount to the principal amount and receive the principal amount when the notes mature.

•	Medium-Term Notes. We issue medium-term notes (“MTNs”) with a wide range of maturities, interest rates and call features. The specific terms of our MTN issuances are determined through individually-negotiated transactions with broker-dealers. Our MTNs are often callable prior to maturity. We issue both fixed-rate and floating-rate securities, as well as various types of structured notes that combine features of traditional debt with features of other capital market instruments.

•	Subordinated Debt. Pursuant to agreements with OFHEO, from time to time we have issued subordinated debt. Information relating to our subordinated debt is provided under “Capital Management—Capital Activity—Subordinated Debt.” Pursuant to the senior preferred stock purchase agreement, we are prohibited from issuing additional subordinated debt without the consent of Treasury.

Debt Investor Base

We have traditionally had a diversified funding base of domestic and international investors. Purchasers of our debt securities include fund managers, commercial banks, pension funds, insurance companies, foreign central banks, state and local governments and retail investors. Purchasers of our debt securities are also geographically diversified, with a significant portion of our investors historically located in the United States, Europe and Asia. In recent months, we have seen a reduction in the purchase of our debt by international investors, foreign central banks and commercial banks.

Outstanding Debt

Table 33 provides information on our outstanding short-term and long-term debt as of September 30, 2008 and December 31, 2007. As of September 30, 2008, short-term debt represented 33.7% of our total debt outstanding, compared to 29.4% of our total debt outstanding as of December 31, 2007. Short-term debt including the current portion of long-term debt totaled $363.2 billion, or an estimated 44% of our total debt outstanding, as of September 30, 2008. Pursuant to the terms of the senior preferred stock purchase agreement, we are prohibited from issuing debt in an amount greater than 110% of our aggregate indebtedness as of June 30, 2008. Our calculation of our aggregate indebtedness as of June 30, 2008, which has not been confirmed by Treasury, set this debt limit at $892 billion. We calculate aggregate indebtedness as the unpaid principal balance of our debt outstanding, or in the case of long-term zero coupon bonds, at maturity and exclude basis adjustments and debt from consolidations. As of October 31, 2008, we estimate that our aggregate indebtedness totaled $880 billion, significantly limiting our ability to issue additional debt.

Table 33:  Outstanding Short-Term Borrowings and Long-Term Debt(1)

	September 30, 2008			December 31, 2007
			Weighted			Weighted
			Average			Average
			Interest			Interest
	Maturities	Outstanding	Rate	Maturities	Outstanding	Rate
	(Dollars in millions)

Federal funds purchased and securities sold under agreements to repurchase	—	$1,357	2.04%	—	$869	3.48%

Short-term debt:(2)
Fixed rate short-term debt:
Discount notes	—	$275,351	2.48%	—	$233,258	4.45%
Foreign exchange discount notes	—	304	4.20	—	301	4.28
Other short-term debt	—	232	2.74	—	601	4.37

Total fixed rate short-term debt		275,887	2.48		234,160	4.45
Floating-rate short-term debt(4)	—	4,495	2.08	—	—	—

Total short-term debt		$280,382	2.48%		$234,160	4.45%

Long-term debt:(3)
Senior fixed rate long-term debt:
Benchmark notes and bonds	2008-2030	$254,620	4.92%	2008-2030	$256,538	5.12%
Medium-term notes	2008-2018	159,334	4.34	2008-2017	202,315	5.06
Foreign exchange notes and bonds	2009-2028	1,678	4.83	2008-2028	2,259	3.30
Other long-term debt(4)	2008-2038	72,146	5.97	2008-2038	69,717	6.01

Total senior fixed rate debt		487,778	4.89		530,829	5.20
Senior floating rate long-term debt:
Medium-term notes(4)	2008-2017	45,997	2.43	2008-2017	12,676	5.87
Other long-term debt(4)	2017-2037	1,090	6.50	2017-2037	1,024	7.76

Total senior floating rate debt		47,087	2.53		13,700	6.01
Subordinated fixed rate long-term debt:
Medium-term notes	2011	2,500	6.24	2008-2011	3,500	5.62
Other subordinated debt	2012-2019	7,067	6.56	2012-2019	7,524	6.39

Total subordinated fixed rate long-term debt		9,567	6.48		11,024	6.14
Debt from consolidations	2008-2039	6,496	5.81	2008-2039	6,586	5.95

Total long-term debt		$550,928	4.72%		$562,139	5.25%

Outstanding callable debt(5)		$198,828	4.81%		$215,639	5.35%

(1)	Outstanding debt amounts and weighted average interest rates reported in this table include the effect of unamortized discounts, premiums and other cost basis adjustments. Reported amounts as of September 30, 2008 include fair value gains and losses associated with debt that we elected to carry at fair value pursuant to our January 1, 2008 adoption of SFAS 159. The unpaid principal balance of outstanding debt, which excludes unamortized discounts, premiums and other cost basis adjustments and amounts related to debt from consolidation, totaled $841.7 billion and $804.3 billion as September 30, 2008 and December 31, 2007, respectively.

(2)	Short-term debt consists of borrowings with an original contractual maturity of one year or less.

(3)	Long-term debt consists of borrowings with an original contractual maturity of greater than one year. Included is the current portion of long-term debt (that is, the portion of our long-term debt that is due within one year), which totaled $82.8 billion as of September 30, 2008. Reported amounts include net discount and other cost basis adjustments of $14.6 billion and $11.6 billion as of September 30, 2008 and December 31, 2007, respectively. The unpaid principal balance of long-term debt, which excludes unamortized discounts, premiums and other cost basis adjustments and amounts related to debt from consolidation, totaled $559.1 billion and $567.2 billion as September 30, 2008 and December 31, 2007, respectively.

(4)	Includes a portion of structured debt instruments that are reported at fair value.

(5)	Consists of both short-term and long-term callable debt that can be paid off in whole or in part at our option at any time on or after a specified date.

Maturity Profile of Outstanding Debt

Historically, we have issued debt in a variety of maturities to achieve cost efficient funding and an appropriate maturity profile. We are currently experiencing significant limitations on our ability to issue unsecured debt securities with maturities greater than one year. See “Debt Funding Activity” below for a more detailed discussion of these limitations.

As of September 30, 2008, the weighted average maturity of our short-term debt was 78 days based on the remaining contractual term. Table 34 presents the maturity profile of our short-term debt (on a monthly basis) as of September 30, 2008 based on contractual maturity dates. The current portion of our long-term debt (that is, the total amount of our long-term debt that must be paid within the next year) is not included in Table 34, but it is included in Table 35 below.

Table 34:  Maturity Profile of Outstanding Short-Term Debt(1)

(1) Includes discounts, premiums and other cost basis adjustments of $1.5 billion as of September 30, 2008. Excludes Federal funds purchased and securities sold under agreements to repurchase.

As of September 30, 2008, the weighted average maturity of our long-term debt was approximately 66 months based on the remaining contractual term. Table 35 presents the maturity profile of our long-term debt as of September 30, 2008 (quarterly for two years and annually thereafter) based on contractual maturity dates.

Table 35:  Maturity Profile of Outstanding Long-Term Debt(1)

(1) Includes discounts, premiums and other cost basis adjustments of $14.6 billion as of September 30, 2008. Excludes $6.5 billion in debt from consolidations.

We intend to pay off our short-term and long-term debt obligations as they become due primarily through proceeds from the issuance of additional short-term and, to the extent they become available to us at economically reasonable rates, long-term debt securities. See “Debt Funding Activity” below for a discussion of the current significant limitations on our ability to issue debt. See “Sources and Uses of Cash” above for a description of the sources of cash available to us to pay off our debt and fund our operations.

Debt Funding Activity

Table 36 below provides a summary of our debt activity for the three and nine months ended September 30, 2008 and 2007.

Table 36:  Debt Activity

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in millions)

Issued during the period:(1)
Short-term:(2)
Amount:(3)	$382,460	$341,033	$1,223,344	$1,124,200
Weighted average interest rate	2.25%	4.91%	2.42%	5.07%
Long-term:(4)
Amount:(3)	$49,744	$37,462	$221,611	$150,753
Weighted average interest rate	3.51%	5.58%	3.79%	5.57%
Total issued:
Amount:(3)	$432,204	$378,495	$1,444,955	$1,274,953
Weighted average interest rate	2.40%	4.98%	2.63%	5.13%
Paid off during the period:(1)(5)
Short-term:(2)
Amount:(3)	$341,151	$351,130	$1,177,198	$1,135,352
Weighted average interest rate	2.19%	4.97%	2.81%	5.07%
Long-term:(4)
Amount:(3)	$57,911	$45,725	$229,780	$142,973
Weighted average interest rate	4.88%	4.68%	4.97%	4.58%
Total paid off:
Amount:(3)	$399,062	$396,855	$1,406,978	$1,278,325
Weighted average interest rate	2.58%	4.93%	3.16%	5.02%

(1)	Excludes debt activity resulting from consolidations and intraday loans.

(2)	Short-term debt consists of borrowings with an original contractual maturity of one year or less. Includes Federal funds purchased and securities sold under agreements to repurchase.

(3)	Represents the face amount at issuance or redemption.

(4)	Long-term debt consists of borrowings with an original contractual maturity of greater than one year.

(5)	Represents all payments on debt, including regularly scheduled principal payments, payments at maturity, payments as the result of a call and payments for any other repurchases.

Our short-term and long-term funding needs for the first nine months of 2008 remained relatively consistent with our needs during the first nine months of 2007. We remained an active issuer of short-term and, to a lesser extent, long-term debt securities during the first nine months of 2008 to meet our consistent need for funding and rebalancing our portfolio.

However, since early July 2008, we have experienced significant deterioration in our access to the unsecured debt markets, particularly for long-term debt, and a significant increase in the yields on our debt as compared to relevant market benchmarks. Although we experienced a slight stabilization in our access to the short-term debt markets immediately following the entry into conservatorship in early September, we saw renewed deterioration in our access to the short-term debt markets following the initial improvement. Beginning in October, consistent demand for our debt securities has decreased even further, particularly for our long-term and callable debt, and the interest rates we must pay on our new issuances of short-term debt securities have increased. Although we experienced a reduction in LIBOR rates in late October and early November, and as a result we have begun to see some improvement in our short-term debt yields, the recent improvement may not continue or may reverse. We have experienced reduced demand for our debt obligations from some of our historical sources of that demand, particularly in international markets.

There are several factors contributing to the reduced demand for our debt securities, including continued severe market disruptions, market concerns about our capital position and the future of our business (including its future profitability, future structure, regulatory actions and agency status) and the extent of U.S. government support for our business. In addition, on October 14, 2008, the Secretary of the Treasury, the Chairman of the Federal Reserve Board and the Chairman of the FDIC announced that the FDIC will guarantee until June 30, 2012 new senior unsecured debt issued on or before June 30, 2009 by all FDIC-insured institutions and their domestic parent companies. The U.S. government does not guarantee, directly or indirectly, our securities or other obligations. It should be noted that, pursuant to the Housing and Economic Recovery Act of 2008, Congress authorized Treasury to purchase our debt, equity and other securities, which authority Treasury used to make its commitment under the senior preferred stock purchase agreement to provide up to $100 billion in funds as needed to help us maintain a positive net worth (which means that our total assets exceed our total liabilities, as reflected on our GAAP balance sheet) and made available to us the Treasury credit facility. In addition, the U.S. government guarantee of competing obligations means that those obligations receive a more favorable risk weighting than our securities under bank and thrift risk-based capital rules. Moreover, to the extent the market for our debt securities has improved due to the availability of the Treasury credit facility, this refinancing risk may increase in anticipation of the termination of the credit facility on December 31, 2009.

As noted above, we currently have limited ability to issue debt securities with maturities greater than one year. Although we typically sell one or more fixed-rate issues of our Benchmark® Notes with a minimum issue size of $3.0 billion each month, we announced on October 20, 2008 that we would not issue Benchmark® Notes in October. In addition, the company historically has issued most of its long-term debt in the form of fixed-rate callable MTNs. The MTNs are distributed through broker-dealers who negotiate the terms of this debt with us via a process known as “reverse inquiry.” Since early July 2008, there has been a substantial decrease in this “reverse inquiry” demand for these securities. Due in part to this reduced demand, we issued substantially less in fixed-rate callable MTNs during the third quarter of 2008 than we issued in either the first or second quarter of 2008.

Due to the limitations on our ability to issue long-term debt, we have relied increasingly on short-term debt to pay off our maturing debt and to fund our ongoing business activities, and we issued a higher amount of short-term debt than long-term debt during the third quarter of 2008, as compared to the third quarter of 2007. In addition, during September, we significantly increased our portfolio of cash and cash equivalents, which, given our lack of access to the long-term debt markets, has been achieved exclusively through the issuance of additional short-term debt. Finally, during September and into early October, we increased our purchases of mortgage assets to provide additional liquidity to the mortgage market. This activity has also been achieved exclusively through the issuance of additional short-term debt. As a result, our outstanding short-term debt increased from 29.4% of our total debt as of December 31, 2007 to 33.7% as of September 30, 2008. Our short-term debt including the current portion of long-term debt was an estimated 44% of our outstanding debt as of September 30, 2008. The weighted-average maturity of our short-term and long-term debt decreased to 46 months for the third quarter of 2008 from 52 months for the third quarter of 2007.

As a result of this increased reliance on short-term debt, we will be required to refinance our debt on a more frequent basis. However, given our significantly limited ability to issue long-term debt, we are likely to continue to need to fulfill these refinancing requirements with short-term debt, increasingly exposing us to the risk of increasing interest rates, adverse credit market conditions and insufficient demand for our debt to meet our refinancing needs. Due to current financial market conditions and current market concerns about our business, we currently expect this trend toward dependence on short-term debt and increased roll over risk to continue. This increases the likelihood that we will need to either rely on our liquidity contingency plan, obtain funds from the Treasury credit facility, or face the possibility that we may not be able to repay our debt obligations as they become due. See “Part II—Item 1A—Risk Factors” for a discussion of the risks to our business posed by our reliance on the issuance of debt to fund our operations. In addition, our increasing reliance on short-term debt and limited ability to issue callable debt, combined with limitations on the availability of a sufficient volume of reasonably priced derivative instruments to hedge our short-term debt position, may have an adverse impact on our duration and interest rate risk management activities. See “Risk Management—Interest Rate Risk Management and Other Market Risks” for more information regarding our interest rate risk management activities. Finally, in the current market environment, we have uncertainty regarding our ability to execute on our liquidity contingency plan. See “Liquidity Risk Management” below for a description of our liquidity contingency plan and the uncertainties regarding that plan.

Our recent challenges in accessing the debt markets have also adversely impacted the price we must pay for that debt. During July 2008, the spread between the yields on our short-term debt relative to market benchmarks, such as LIBOR, deteriorated significantly from previous periods. The enactment of the Regulatory Reform Act on July 30, 2008 initially improved our access to the debt markets and had a positive impact on the yield of our short-term debt relative to the relevant market benchmarks; however, in August, the yield on our short-term debt in comparison to market benchmarks worsened again. Following our entry into conservatorship on September 6, 2008 and the announcement of the Treasury credit facility and senior preferred stock purchase agreement on September 7, 2008, our access to the debt markets initially strengthened and the yield of our short-term debt relative to the market benchmarks initially decreased. However, the current financial market crisis has reduced available funding in the credit markets, which has negatively affected the cost of our short-term debt securities as compared to our market benchmarks. Moreover, the FDIC guarantee of senior unsecured debt issued by U.S. banks announced on October 14, 2008 has had an adverse effect on the spreads between the yield on our short-term debt relative to market benchmarks. Although the yield of our short-term debt relative to LIBOR improved in September and October in comparison to our historical experience, LIBOR itself has increased significantly in recent months due to the financial market crisis. Further, the yield of our short-term debt relative to comparable Treasury securities has increased significantly during this time period. A primary source of our revenue is the net interest income we earn from the difference, or spread, between the return that we receive on our mortgage assets and our borrowing costs.

Despite adverse market conditions, as of November 7, 2008, we have continued to pay our obligations as they become due, and we have maintained sufficient access to the unsecured debt markets, primarily the short-term debt markets, during the third quarter of 2008 to avoid triggering our liquidity contingency plan as described in “Liquidity Risk Management” below. We continue to monitor the current volatile market conditions to determine the impact of these conditions on our funding and liquidity. Further disruptions and continued turmoil in the financial markets could result in even further adverse changes in the amount, mix and cost of funds we obtain and could have a material adverse impact on our liquidity, financial condition and results of operations. See “Part II—Item 1A—Risk Factors” below for a discussion of the risks related to our ability to obtain funds through the issuance of debt securities and the relative cost at which we are able to obtain these funds and our liquidity contingency plans.

Equity Funding Activity

During the first six months of 2008, we obtained funds through the issuance of common and preferred stock in the equity capital markets. As a result of the covenants under the senior preferred stock purchase agreement, which generally prohibit us from issuing equity securities or paying dividends on our common or preferred stock (other than the senior preferred stock) without Treasury’s consent, we no longer have access to equity funding. For a description of the covenants under the senior preferred stock purchase agreement, see “Conservatorship and Treasury Agreements—Treasury Agreements—Covenants Under Treasury Agreements—Senior Preferred Stock Purchase Agreement Covenants.”

Credit Ratings

Our ability to access the capital markets and other sources of funding, as well as our cost of funds, is highly dependent on our credit ratings from the major ratings organizations. In addition, our credit ratings are important when we seek to engage in certain long-term transactions, such as derivative transactions. Factors that influence our credit ratings include our status as a GSE, Treasury’s funding commitment under the senior preferred stock purchase agreement, the rating agencies’ assessment of the general operating and regulatory environment, our relative position in the market, our financial condition, our reputation, our liquidity position, the level and volatility of our earnings, our corporate governance and risk management policies, and our capital management practices. Management maintains an active dialogue with the major ratings organizations.

Our senior unsecured debt (both long-term and short-term), benchmark subordinated debt and preferred stock are rated and continuously monitored by Standard & Poor’s, Moody’s and Fitch. Following the announcement of our second quarter financial results on August 8, 2008 and prior to our entry into conservatorship on September 6, 2008, all three rating agencies updated our ratings, as follows.

•	Standard & Poor’s. On August 26, 2008, Standard & Poor’s affirmed our senior debt ratings with stable outlooks. On August 11, 2008, Standard & Poor’s lowered our subordinated debt and preferred stock ratings from “AA-” to “A-”, and subsequently lowered these ratings to “BBB+” and “BBB-”, respectively, on August 26, 2008. On August 11, 2008, Standard & Poor’s lowered our risk to the government rating from “A+” to “A”, and subsequently lowered this rating to “A-” on August 26, 2008. All the ratings lowered on August 26 were also placed on CreditWatch Negative.

•	Moody’s. On August 22, 2008, Moody’s affirmed our senior debt ratings with stable outlooks; downgraded our preferred stock rating from “A1” to “Baa3”; affirmed our subordinated debt rating but changed the outlook from stable to negative; and downgraded our bank financial strength rating from “B− ” to “D+”. Both the preferred stock rating and bank financial strength rating remained on review for further downgrade.

•	Fitch. On September 2, 2008, Fitch downgraded our preferred stock rating from “A+” to “BBB-” and the rating remained on Rating Watch Negative. All other ratings were affirmed.

Following the public announcement on September 7, 2008 of our entry into conservatorship and the agreements entered into with Treasury, all three rating agencies updated our ratings, as follows.

•	Standard & Poor’s. On September 7, 2008, Standard & Poor’s affirmed our senior debt ratings with stable outlooks; lowered our preferred stock rating from “BBB-” to “C” and removed it from CreditWatch Negative; and revised the “BBB+” subordinated debt rating from CreditWatch Negative to CreditWatch Positive. On September 7, 2008, Standard & Poor’s also lowered our risk to the government rating from “A− ” to “R” and then withdrew the rating. On November 5, 2008, Standard & Poor’s raised our subordinated debt rating from “BBB+” to “A” with a stable outlook and removed the rating from Credit Watch Positive.

•	Moody’s. On September 7, 2008, Moody’s affirmed our senior debt and subordinated debt ratings with stable outlooks; lowered the preferred stock rating from “Baa3” to “Ca” with stable outlook; and lowered the bank financial strength rating from “D+” to “E+” with stable outlook.

•	Fitch. On September 7, 2008, Fitch affirmed our senior debt ratings; affirmed our long term Issuer Default Rating at “AAA” with a stable outlook; and downgraded our preferred stock rating from “BBB-” to “C/RR6” while removing it from Rating Watch Negative. Fitch initially placed our subordinated debt on Rating Watch Evolving, and on September 12, 2008 they affirmed the “AA-” rating and removed it from that designation.

Table 37 below sets forth the credit ratings issued by each of these rating agencies as of November 7, 2008.

Table 37:  Fannie Mae Credit Ratings

	Senior	Senior	Benchmark		Bank
	Long-Term	Short-Term	Subordinated	Preferred	Financial
	Unsecured Debt	Unsecured Debt	Debt	Stock	Strength(1)

Standard & Poor’s	AAA	A-1+	A	C	—
Moody’s	Aaa	P-1	Aa2	Ca	E+
Fitch	AAA	F1+	AA-	C/RR6	—

(1)	Pursuant to our September 2005 agreement with OFHEO, we agreed to seek to obtain a rating that assesses the independent financial strength or “risk to the government” of Fannie Mae operating under its authorizing legislation but without assuming a cash infusion or extraordinary support of the government in the event of a financial crisis. In September 2008, Standard & Poor’s withdrew our risk to the government rating and Moody’s downgraded our bank financial strength rating from “D+” to “E+”.

We do not have any covenants in our existing debt agreements that would be violated by a downgrade in our credit ratings. However, in connection with certain derivatives counterparties, we could be required to provide additional collateral to or terminate transactions with certain counterparties in the event that our senior unsecured debt ratings are downgraded. The amount of additional collateral required depends on the contract and is usually a fixed incremental amount and/or the market value of the exposure.

Liquidity Risk Management

We define liquidity risk as the risk that would arise from an inability to meet our cash obligations in a timely manner. Our liquidity position could be, and in some cases has been, adversely affected by many causes, both internal and external to our business, including elimination of our GSE status, actions taken by the conservator, Treasury or other government agencies, an unexpected systemic event leading to the withdrawal of liquidity from the market, a sudden catastrophic operational failure in the financial sector due to a terrorist attack or other event, an extreme market-wide widening of credit spreads, a downgrade of our credit ratings from the major ratings organizations, a significant decline in our net worth, loss of demand for our debt from a major group of investors or a significant credit event involving one of our major institutional counterparties. See “Part II—Item 1A—Risk Factors” below for a description of factors that could adversely affect our liquidity.

We have adopted a liquidity risk policy that governs our management of liquidity risk and outlines our methods for measuring and monitoring liquidity risk. In addition, our liquidity risk policy also requires us to have a liquidity contingency plan in the event our access to the debt markets becomes limited. As discussed in greater detail below, we believe that current market conditions may have had an adverse impact on our ability to execute on our liquidity contingency plan, and are currently considering what modifications to our liquidity risk policy are necessary or possible to address current market conditions, the conservatorship and Treasury arrangements and the more fundamental changes in the longer-term credit market environment. We believe that effective liquidity contingency plans may be difficult or impossible to develop under current market conditions for a company of our size.

Liquidity Risk Governance

Our current liquidity risk policy requires us to conduct daily liquidity governance and monitoring activities to achieve the goals of our liquidity risk policy, including:

•	daily monitoring and reporting of our liquidity position;

•	daily monitoring of market and economic factors that may impact our liquidity;

•	daily forecasting of our ability to meet our liquidity needs over a 90-day period without relying upon the issuance of long-term or short-term unsecured debt securities;

•	daily forecasting and statistical analysis of our daily cash needs over a 21 business day period;

•	routine operational testing of our ability to rely upon identified sources of liquidity, such as mortgage repurchase agreements;

•	periodic reporting to management and the conservator regarding our liquidity position; and

•	periodic review and testing of our liquidity management controls by our Internal Audit department.

During the third quarter of 2008, we continued to comply with the required monitoring and testing activities under our liquidity risk policy. We conducted an operational test of our mortgage repurchase agreement, which involves entering into a small repurchase agreement (approximately $1 billion) with a counterparty in order to confirm that we have the operational and systems capability to enter into repurchase arrangements. We do not, however, have committed repurchase arrangements with specific counterparties as we have not historically relied on this form of funding. Although we regularly test our operational ability to enter into repurchase arrangements with counterparties, our history of infrequent use of such facilities may impair our ability to enter into them in significant dollar amounts, particularly in the currently challenged credit market environment.

Second, we run daily 90-day liquidity simulations, whereby we consider all sources of cash inflows (including debt sold but not settled, mortgage loan principal and interest, MBS principal and interest, net derivatives receipts, sale or maturity of assets, and repurchase arrangements), and all sources of cash outflows (including maturing debt, principal and interest due on debt, principal and interest due on MBS, net derivative payments, dividends, mortgage commitments, administrative costs and taxes) during the next 90 day period to determine whether there are sufficient inflows to cover the outflows. As discussed in greater detail below, our ability to execute on the daily 90-day liquidity simulations we run may be significantly challenged in the current market environment. FHFA regularly reviews our monitoring and testing requirements under our liquidity policy.

Liquidity Contingency Plan

Pursuant to our current liquidity policy, we maintain a liquidity contingency plan in the event that factors, whether internal or external to our business, temporarily compromise our ability to access funds in the unsecured agency debt market. Our contingency plan is designed to provide alternative sources of liquidity to allow us to meet our cash obligations for 90 days without relying upon the issuance of unsecured debt; however, as a result of current financial market conditions, we believe our contingency plan is unlikely to be sufficient to provide us with alternative sources of liquidity for 90 days. In addition, to the extent we were able to execute on our liquidity contingency plan, it is likely to require the pledge or sale of assets at uneconomic prices, resulting in a material adverse impact on our financial results.

In the event of a liquidity crisis in which our access to the unsecured debt market becomes impaired, our liquidity contingency plan provides for the following alternative sources of liquidity:

•	Our cash and other investments portfolio; and

•	Our unencumbered mortgage portfolio.

Since September 2008, in the event of a liquidity crisis we could also seek funding from Treasury pursuant to the Treasury credit facility or the senior preferred stock purchase agreement, provided we were able to satisfy the terms and conditions of those agreements, as described below under “Treasury Credit Facility” and “Conservatorship and Treasury Agreements—Treasury Agreements—Senior Preferred Stock Purchase Agreement and Related Issuance of Senior Preferred Stock and Common Stock Warrant—Senior Preferred Stock Purchase Agreement.”

Cash and Other Investments Portfolio

Under our current liquidity policy, our initial source of liquidity in the event of a liquidity crisis that restricts our access to the unsecured debt market is the sale or maturation of assets in our cash and other investments portfolio. Table 38 below provides information on the assets in our cash and other investments portfolio as of September 30, 2008.

The current financial market crisis has had a significant adverse effect on the market value and the liquidity of the assets (other than cash and cash equivalents) in the portfolio. Our ability to sell assets from our cash and other investments portfolio in the event we experience a liquidity crisis or in the event of a significant market disruption, such as the one we are currently experiencing, could be limited or impossible. In the current environment and particularly in the event of further market deterioration, there can be no assurance that we could liquidate these assets at the point in time that we needed access to liquidity.

Table 38:  Cash and Other Investments Portfolio

	As of
	September 30,	December 31,
	2008	2007
	(Dollars in millions)

Cash and cash equivalents	$36,301	$3,941
Federal funds sold and securities purchased under agreements to resell	33,420	49,041
Non-mortgage-related securities:
Asset-backed securities	11,929	15,511
Corporate debt securities	7,657	13,515
Other	2,188	9,089

Total	$91,495	$91,097

As described in “Consolidated Results of Operations—Fair Value Gains (Losses), Net,” we incurred $1.5 billion in net trading losses during the third quarter of 2008 relating to non-mortgage securities in our cash and other investments portfolio due to the substantial decline in market value of these securities, particularly corporate debt securities issued by Lehman Brothers, Wachovia Corporation, Morgan Stanley and AIG. These assets may further decline in value. See “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Issuers of Securities in our Cash and Other Investments Portfolio” for additional information on the risk associated with the assets in our cash and other investments portfolio.

During the third quarter of 2008, we significantly increased the amount of cash and cash equivalents in our cash and other investments portfolio to improve our liquidity position in light of current market conditions.

Unencumbered Mortgage Portfolio

In the event of a liquidity crisis in which our access to the unsecured debt funding market becomes impaired, our current liquidity contingency plan provides that our largest source of potential liquidity is the unencumbered mortgage assets in our mortgage portfolio, both through outright sale of our mortgage assets or by using these assets as collateral for secured borrowing.

We believe that the amount of mortgage-related securities that we could successfully sell or borrow against in the event of a liquidity crisis or significant market disruption, such as the one we are currently experiencing, is substantially lower than the amount of mortgage-related securities we hold. Due to the large size of our portfolio of mortgage-related securities and current market conditions, it is unlikely that there would be sufficient market demand for all of these securities at one time. In addition, the price at which we can sell these mortgage-related securities may be significantly lower than we anticipate based on the current value of these securities. To the extent that we obtain funding by pledging mortgage-related securities as collateral, we anticipate that a “haircut” would be applied that would reduce the value assigned to those securities. Depending on market conditions at the time, this “haircut” may be significantly higher than we anticipate based on the current value of these assets, which would reduce the amount of financing we can obtain. Our unencumbered mortgage portfolio also includes whole loans that we could attempt to securitize to create Fannie Mae MBS, which can then be sold, used as collateral in repurchase or other lending arrangements, or, as described in greater detail below, potentially used as collateral for loans under our Treasury credit facility. Currently, however, we face technological and operational limitations on our ability to securitize these loans, particularly in significant amounts. We expect the necessary technology and operational capabilities to support the securitization of a portion of our whole loans will be in place by the end of the first quarter of 2009. Because of these limitations, current testing of our 90-day liquidity contingency plan assumes that we are unable to rely on these whole loans to meet our funding needs.

Treasury Credit Facility

On September 19, 2008, we entered into a lending agreement with Treasury under which we may request loans until December 31, 2009. The Treasury credit facility provides another source of liquidity in the event we experience a liquidity crisis in which we cannot adequately access the unsecured debt markets. As of September 30, 2008, we had approximately $190 billion in unpaid principal balance of Fannie Mae MBS and Freddie Mac mortgage-backed securities available as collateral to secure loans under the Treasury credit facility. We believe the fair market value of these Fannie Mae MBS and Freddie Mac mortgage-backed securities is less than the current unpaid principal balance of these securities. FRBNY, as collateral valuation agent for Treasury, has discretion to value these securities as it considers appropriate, and we believe would apply a “haircut” reducing the value it assigns to these securities from their current unpaid principal balance in order to reflect its determination of the current fair market value of the collateral. Accordingly, the amount that we could borrow under the credit facility using those securities as collateral would be less than $190 billion. We also hold whole loans in our mortgage portfolio, and a portion of these whole loans could potentially be securitized into Fannie Mae MBS and then pledged as collateral under the credit facility; however, as noted above, we currently face technological and operational limitations on our ability to securitize these loans. Further, unless amended or waived by Treasury, the amount we may borrow under the credit facility is limited by the restriction under the senior preferred stock purchase agreement on incurring debt in excess of 110% of our aggregate indebtedness as of June 30, 2008. The terms of the Treasury credit facility are described under “Conservatorship and Treasury Agreements—Treasury Agreements—Treasury Credit Facility.” As of November 7, 2008, we have not requested any loans or borrowed any amounts under the Treasury credit facility.

Treasury does not have authority to extend the term of this credit facility beyond December 31, 2009, which is when Treasury’s temporary authority to purchase our obligations and other securities, granted by the Regulatory Reform Act, expires. After December 31, 2009, Treasury may purchase up to $2.25 billion of our obligations under its permanent authority, as set forth in the Charter Act.

Senior Preferred Stock Purchase Agreement

In specified limited circumstances, we may also request funds from Treasury under the senior preferred stock purchase agreement described under “Conservatorship and Treasury Agreements—Treasury Agreements—Senior Preferred Stock Purchase Agreement and Related Issuance of Senior Preferred Stock and Common Stock Warrant—Senior Preferred Stock Purchase Agreement.” As of November 7, 2008, we have not requested any funds under this agreement.

Cash Flows

Nine Months Ended September 30, 2008.  Cash and cash equivalents of $36.3 billion as of September 30, 2008 increased by $32.4 billion from December 31, 2007. This increase was due in large part to our efforts during the third quarter of 2008 to increase our cash and cash equivalent balances in light of current market conditions. Net cash generated from operating activities totaled $40.1 billion, resulting primarily from the proceeds from maturities or sales of our short-term, liquid investments, which are classified as trading securities. We also generated net cash from financing activities of $34.2 billion, reflecting the proceeds from the issuance of common and preferred stock, which was partially offset by the redemption of a significant amount of long-term debt as interest rates fell during the period. Net cash used in investing activities was $42.0 billion, attributable to our purchases of AFS securities, loans held for investment and advances to lenders.

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

Capital Management

Current Capital Classification

On October 9, 2008, FHFA announced that it will not issue quarterly capital classifications during the conservatorship. FHFA also announced that we were classified as “undercapitalized” as of June 30, 2008 (the most recent date for which results have been published by FHFA). FHFA determined that, as of June 30, 2008, our core capital exceeded our statutory minimum capital requirement by $14.3 billion, or 43.9%, and our total capital exceeded our statutory risk-based capital requirement by $19.3 billion, or 53.1%. Under the Regulatory Reform Act, however, FHFA has the authority to make a discretionary downgrade of our capital adequacy classification should certain safety and soundness conditions arise that could impact future capital adequacy. Accordingly, although the amount of capital we held as of June 30, 2008 was sufficient to meet our statutory and regulatory capital requirements, FHFA downgraded our capital classification to “undercapitalized” based on its discretionary authority provided in the Regulatory Reform Act and events that occurred subsequent to June 30, 2008. FHFA cited the following factors as supporting its decision:

•	Accelerating safety and soundness weaknesses, especially with regard to credit risk, earnings outlook and capitalization;

•	Continued and substantial deterioration in equity, debt and MBS market conditions;

•	Our current and projected financial performance and condition, as reflected in our second quarter financial report and our ongoing examination by FHFA;

•	Our inability to raise capital or to issue debt according to normal practices and prices;

•	Our critical importance in supporting the country’s residential mortgage market; and

•	Concerns that a growing proportion of our statutory core capital consisted of intangible assets.

Under the Regulatory Reform Act, a capital classification of “undercapitalized” requires us to submit a capital restoration plan and imposes certain restrictions on our asset growth and ability to make capital distributions. FHFA may also take various discretionary actions with respect to an enterprise that is classified as undercapitalized, including requiring the enterprise to acquire new capital. FHFA has advised us that, because we are under conservatorship, we will not be subject to these corrective action requirements.

Regulatory Capital Requirements

On October 9, 2008, FHFA announced that our existing statutory and FHFA-directed regulatory capital requirements will not be binding during the conservatorship. FHFA has directed us, during the time we are under conservatorship, to focus on managing to a positive stockholders’ equity while returning to long-term profitability.

As noted above, FHFA also announced on October 9, 2008 that it will not issue quarterly capital classifications during the conservatorship. We will continue to submit capital reports to FHFA during the conservatorship and FHFA will continue to closely monitor our capital levels. Our minimum capital requirement, core capital and GAAP net worth will continue to be reported in our periodic reports on Form 10-Q and Form 10-K, as well as on FHFA’s website. FHFA has stated that it does not intend to report our critical capital, risk-based capital or subordinated debt levels during the conservatorship.

Pursuant to its new authority under the Regulatory Reform Act, FHFA has announced that it will be revising our minimum capital and risk-based capital requirements.

Table 39 displays our regulatory capital classification measures as of September 30, 2008 and December 31, 2007.

Table 39:  Regulatory Capital Measures

	As of
	September 30,	December 31,
	2008(1)	2007
	(Dollars in millions)

Core capital(2)	$16,645	$45,373
Statutory minimum capital(3)	33,024	31,927

Surplus (deficit) of core capital over statutory minimum capital	$(16,379)	$13,446

Surplus (deficit) of core capital percentage over statutory minimum capital	(49.6)%	42.1%

(1)	Amounts as of September 30, 2008 represent estimates that have not been submitted to FHFA. Amounts as of December 31, 2007 represent FHFA’s announced capital classification measures.

(2)	The sum of (a) the stated value of our outstanding common stock (common stock less treasury stock); (b) the stated value of our outstanding non-cumulative perpetual preferred stock; (c) our paid-in capital; and (d) our retained earnings. Core capital excludes accumulated other comprehensive income (loss).

(3)	Generally, the sum of (a) 2.50% of on-balance sheet assets; (b) 0.45% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties; and (c) up to 0.45% of other off-balance sheet obligations, which may be adjusted by the Director of FHFA under certain circumstances (See 12 CFR 1750.4 for existing adjustments made by the Director).

As of September 30, 2008, our core capital was $16.4 billion below our statutory minimum capital requirement; however, as described above, our capital requirements are suspended during the conservatorship. The reduction in our core capital compared to the previous quarter was primarily due to the non-cash charge of $21.4 billion during the third quarter of 2008 relating to our establishment of a valuation allowance with respect to a portion of our deferred tax assets.

Capital Activity

Capital Management Actions

Prior to our entry into conservatorship on September 6, 2008, we took a number of management actions during 2008 to preserve and further build our capital, including:

•	issuing $7.4 billion in equity securities;

•	managing the size of our investment portfolio;

•	selling assets to reduce the amount of capital that we were required to hold and to realize investment gains;

•	reducing our common stock dividend;

•	electing not to purchase mortgage assets;

•	slowing the growth of our guaranty business;

•	increasing our guaranty fee pricing on new acquisitions;

•	evaluating our costs and expenses with the expectation to reduce administrative costs; and

•	applying other changes to our business practices to reduce our losses and expenses during the period.

As described above, following our entry into conservatorship, FHFA has advised us to focus our capital management efforts on maintaining a positive stockholders’ equity while returning to long-term profitability. As a result of this change in the focus of our capital management efforts and an increased focus on serving our mission since our entry into conservatorship, we have discontinued or reversed most of the capital management strategies described above.

As of September 30, 2008, we had stockholders’ equity of $9.3 billion, compared to $44.0 billion as of December 31, 2007. Our stockholders’ equity has decreased substantially since December 31, 2007 primarily due to our net loss of $33.5 billion for the nine months ended September 30, 2008. The primary driver of our net loss for the period was a non-cash charge of $21.4 billion in the third quarter of 2008 relating to our establishment of a valuation allowance with respect to a portion of our deferred tax assets. This charge and the other drivers of our net loss for the first nine months of 2008 are described in “Consolidated Results of Operations.” Approximately 50% of our stockholders’ equity as of September 30, 2008 consisted of our remaining deferred tax assets, which could be subject to a further valuation allowance in the future. In addition, the widening of spreads that occurred in October 2008 resulted in mark-to-market losses on our investment securities that have decreased our stockholders’ equity since September 30, 2008.

Our ability to manage our stockholders’ equity is very limited. In order to help maintain a positive stockholders’ equity, we have modified our hedging strategy, as described in “Consolidated Results of Operations.” We are effectively unable to raise equity capital from private sources at this time. Accordingly, if we cannot maintain a positive stockholders’ equity, we may need to draw on Treasury’s funding commitment under the senior preferred stock purchase agreement in order to avoid a mandatory trigger of receivership under the Regulatory Reform Act.

Issuance of Senior Preferred Stock and Common Stock Warrant

On September 7, 2008, we, through FHFA, in its capacity as conservator, and Treasury entered into a senior preferred stock purchase agreement. Pursuant to the agreement, we issued to Treasury: (1) on September 8,

2008, one million shares of senior preferred stock with an initial liquidation preference equal to $1,000 per share (for an aggregate liquidation preference of $1 billion); and (2) on September 7, 2008, a warrant for the purchase of up to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis on the date of exercise, which is exercisable until September 7, 2028. We did not receive any cash proceeds from our issuance of the senior preferred stock or the warrant. The senior preferred stock purchase agreement, senior preferred stock and warrant are described under “Conservatorship and Treasury Agreements—Treasury Agreements—Senior Preferred Stock Purchase Agreement and Related Issuance of Senior Preferred Stock and Common Stock Warrant.”

Pursuant to the Charter Act, the shares of senior preferred stock and the warrant are “exempted securities” within the meaning of the Securities Act of 1933, as amended (referred to as the “Securities Act”) and other laws administered by the SEC to the same extent as securities that are obligations of, or are guaranteed as to principal and interest by, the United States, except that, under the Regulatory Reform Act, our equity securities are not treated as exempted securities for purposes of Section 12, 13, 14 or 16 of the Securities Exchange Act of 1934 (referred to as the “Exchange Act”).

Covenants under Senior Preferred Stock Purchase Agreement

The senior preferred stock purchase agreement contains covenants that significantly restrict our business activities. These covenants, which are summarized under “Conservatorship and Treasury Agreements—Treasury Agreements—Covenants under Treasury Agreements—Senior Preferred Stock Purchase Agreement Covenants,” include a prohibition on our issuance of additional equity securities (except in limited instances), a prohibition on the payment of dividends or other distributions on our equity securities (other than the senior preferred stock or warrant), a prohibition on our issuance of subordinated debt and a limitation on the total amount of debt securities we may issue. As a result, we can no longer obtain additional equity financing (other than pursuant to the senior preferred stock purchase agreement ) and we are limited in the amount and type of debt financing we may obtain.

Dividends

We paid common stock dividends of $0.05 per share, which totaled $54 million, for the third quarter of 2008. We paid an aggregate of $413 million in preferred stock dividends in the third quarter of 2008 on 17 series of preferred stock.

The conservator announced on September 7, 2008 that we would not pay any dividends on the common stock or on any series of outstanding preferred stock. In addition, the senior preferred stock purchase agreement prohibits us from declaring or paying any dividends on Fannie Mae equity securities (other than the senior preferred stock) without the prior written consent of Treasury. We received the consent of Treasury and FHFA to pay the declared but unpaid dividends on all of our outstanding series of preferred stock on September 30, 2008 as scheduled. Dividends on our outstanding preferred stock (other than the senior preferred stock) are non-cumulative; therefore, holders of this preferred stock are not entitled to receive any forgone dividends in the future.

Subordinated Debt

As of September 30, 2008, we had $7.4 billion in outstanding qualifying subordinated debt. Under the senior preferred stock purchase agreement, we are prohibited from issuing additional subordinated debt without the written consent of Treasury.

In September 2005, we agreed with OFHEO to issue and maintain a specified amount of qualifying subordinated debt. FHFA has advised us that this subordinated debt requirement is suspended during the conservatorship and thereafter until we are directed to return to the provisions of the September 2005 agreement. As described above, on October 9, 2008, FHFA announced that it will no longer report on our subordinated debt levels.

The terms of our qualifying subordinated debt provide for the deferral of interest payments on this debt for up to five years if either: (1) our core capital is below 125% of our critical capital requirement; or (2) our core capital is below our statutory minimum capital requirement, and the U.S. Secretary of the Treasury, acting on our request, exercises his or her discretionary authority pursuant to Section 304(c) of the Charter Act to purchase our debt obligations. As of September 30, 2008, our core capital was below 125% of our critical capital requirement; however, we have been directed by FHFA to continue paying principal and interest on our outstanding subordinated debt during the conservatorship and thereafter until directed otherwise, regardless of our existing capital levels.

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

Our most significant off-balance sheet arrangements result from the mortgage loan securitization and resecuritization transactions that we routinely enter into as part of the normal course of our guaranty business operations. We also enter into other guaranty transactions, liquidity support transactions and hold partnership interests that may involve off-balance sheet arrangements. Currently, most trusts used in our guaranteed securitizations are not consolidated by the company for financial reporting purposes because the trusts are qualified special purpose entities (“QSPEs”) under SFAS No. 140, Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125) (“SFAS 140”).

Fannie Mae MBS Transactions and Other Financial Guarantees

While we hold some Fannie Mae MBS in our mortgage portfolio, most outstanding Fannie Mae MBS are held by third parties and therefore not reflected in our consolidated balance sheets. Table 40 summarizes the amounts of both our on- and off-balance sheet Fannie Mae MBS and other guaranty obligations as of September 30, 2008 and December 31, 2007.

Table 40:  On- and Off-Balance Sheet MBS and Other Guaranty Arrangements

	As of
	September 30,	December 31,
	2008	2007
	(Dollars in millions)

Fannie Mae MBS and other guarantees outstanding(1)	$2,533,445	$2,340,660
Less: Fannie Mae MBS held in portfolio(2)	(223,085)	(180,163)

Fannie Mae MBS held by third parties and other guarantees	$2,310,360	$2,160,497

(1)	Includes $32.2 billion and $41.6 billion in unpaid principal balance of other guarantees as of September 30, 2008 and December 31, 2007, respectively. Excludes $58.3 billion and $80.9 billion in unpaid principal balance of consolidated Fannie Mae MBS as of September 30, 2008 and December 31, 2007, respectively.

(2)	Amounts represent unpaid principal balance and are recorded in “Investments in Securities” in the consolidated balance sheets.

As described in our 2007 Form 10-K, our maximum potential exposure to credit losses relating to our outstanding and unconsolidated Fannie Mae MBS held by third parties and our other financial guarantees is significantly higher than the carrying amount of the guaranty obligations and reserve for guaranty losses that are reflected in the consolidated balance sheets. In the case of outstanding and unconsolidated Fannie Mae MBS held by third parties, our maximum potential exposure arising from these guarantees is primarily represented by the unpaid principal balance of the mortgage loans underlying these Fannie Mae MBS, which was $2.3 trillion and $2.1 trillion as of September 30, 2008 and December 31, 2007, respectively. In the case of the other financial guarantees that we provide, our maximum potential exposure arising from these guarantees is primarily represented by the unpaid principal balance of the underlying bonds and loans, which totaled $32.2 billion and $41.6 billion as of September 30, 2008 and December 31, 2007, respectively.

Potential Elimination of QSPEs and Changes in the FIN 46R Consolidation Model

On September 15, 2008, the FASB issued an exposure draft of a proposed statement of financial accounting standards, Amendments to FASB Interpretation No. 46(R), and an exposure draft of a proposed statement of financial accounting standards, Accounting for Transfer of Financial Assets-an amendment of FASB Statement No. 140. The proposed amendments to SFAS 140 would eliminate QSPEs. Additionally, the amendments to FIN 46R would replace the current consolidation model with a qualitative evaluation that requires consolidation of an entity when the reporting enterprise both (a) has the power to direct matters which significantly impact the activities and success of the entity, and (b) has exposure to benefits and/or losses that could potentially be significant to the entity. If an enterprise is not able to reach a conclusion through the qualitative analysis, it would then proceed to a quantitative evaluation. The proposed statements would be effective for new transfers of financial assets and to all variable interest entities on or after January 1, 2010.

Since the amendments to SFAS 140 and FIN 46R are not final and the FASB’s proposals are subject to a public comment period, we are unable to predict the impact that the amendments may have on our consolidated financial statements. If the FASB’s proposals are adopted in their current form, the amendments could have a material adverse impact on our earnings, financial condition and net worth. For example, as shown in Table 40 above, we had over $2 trillion of assets held in QSPEs as of September 30, 2008. If we are required to consolidate the incremental assets and liabilities of these QSPEs, these assets and liabilities would initially be reported at estimated fair value under the FASB’s proposed rules. If the fair value of the consolidated assets is substantially less than the fair value of the consolidated liabilities, we could experience a material reduction in our stockholders’ equity.

On September 15, 2008, the FASB also issued Proposed FASB Staff Position No. FAS 140-e and FIN 46(R)-e, Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities, which is intended to enhance disclosures about transfers of financial assets and interests in variable interest entities. The proposed disclosures are similar to those in the exposure drafts to amend SFAS 140 and FIN 46R, but would be effective sooner. We would be required to provide the proposed additional disclosures beginning with our December 31, 2008 financial statements; however, this proposal would not impact the amounts reported in our consolidated financial statements.

Partnership Investment Interests

We had a recorded investment in LIHTC partnerships of $6.7 billion as of September 30, 2008, compared with $8.1 billion as of December 31, 2007. For additional information regarding our holdings in off-balance sheet limited partnerships, refer to “Notes to Condensed Consolidated Financial Statements—Note 3, Consolidations.”

RISK MANAGEMENT

This section updates the information set forth in our 2007 Form 10-K and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008 relating to our management of risk. For further discussion of the primary risks to our business and how we seek to manage those risks, refer to “Part I—Item 1A—Risk Factors” and “Part II—Item 7—MD&A—Risk Management” of our 2007 Form 10-K, “Part I—Item 2—MD&A—Risk Management” of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008 and “Part II—Item 1A—Risk Factors” of this report.

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

Mortgage Credit Risk Management

In order to manage our mortgage credit risk in the shifting market environment, we have significantly reduced our participation in riskier loan product categories and taken steps to ensure that our pricing and our eligibility and underwriting criteria more accurately reflect the current risks in the housing market. Effective June 1, 2008, we implemented Desktop Underwriter 7.0® , a more comprehensive risk assessment model. In October 2008, we introduced a comprehensive risk assessment worksheet, which will be effective January 1, 2009, to assist lenders in the manual underwriting of loans. We believe these new measures will significantly improve the credit profile of our single-family acquisitions that are underwritten manually or processed through Desktop Underwriter. We have taken additional steps that we believe further our ability to manage our mortgage credit risk, including discontinuing the purchase of newly originated Alt-A loans effective January 1, 2009 and updating our standard pricing adjustments for mortgage loans with certain risk characteristics. The January 1, 2009 date was selected for discontinuing the purchase of newly originated Alt-A loans in order to provide reasonable notice to lenders and allow them time to deliver to us loans that are already in their pipeline. We may continue to selectively acquire seasoned Alt-A loans that meet acceptable eligibility and underwriting criteria; however, we expect our acquisitions of Alt-A mortgage loans to be minimal in future periods.

In August 2008, we announced an increase in the adverse market delivery charge from 25 basis points to 50 basis points, which was scheduled to go into effect for loans purchased on or after November 1, 2008. In October 2008, however, we canceled this planned increase. We are evaluating all of our risk-management, underwriting guidelines, pricing and costs in light of the changing conditions in the markets. In addition, we are continuing to enhance our loss mitigation efforts to minimize the frequency of foreclosure. For a description of actions we are taking to manage problem loans and prevent foreclosures, see “Executive Summary—Managing Problem Mortgage Loans and Preventing Foreclosures.” As described in “Part II—Item 1A—Risk Factors,” these actions may increase our expenses and may not be effective in reducing our credit losses.

Mortgage Credit Book of Business

Table 41 displays the composition of our entire mortgage credit book of business, which consists of both on- and off-balance sheet arrangements, as of September 30, 2008 and December 31, 2007. Our single-family mortgage credit book of business accounted for approximately 93% of our entire mortgage credit book of business as of September 30, 2008 and 94% as of December 31, 2007.

Table 41:  Composition of Mortgage Credit Book of Business

	As of September 30, 2008
	Single-Family(1)		Multifamily(2)		Total
	Conventional(3)	Government(4)	Conventional(3)	Government(4)	Conventional(3)	Government(4)
	(Dollars in millions)

Mortgage portfolio:(5)
Mortgage loans(6)	$254,765	$40,082	$112,093	$731	$366,858	$40,813
Fannie Mae MBS(6)	220,725	1,909	371	80	221,096	1,989
Agency mortgage-related securities(6)(7)	33,419	1,608	—	28	33,419	1,636
Mortgage revenue bonds	2,983	2,538	7,964	2,138	10,947	4,676
Other mortgage-related securities(8)	57,872	1,984	25,851	25	83,723	2,009

Total mortgage portfolio	569,764	48,121	146,279	3,002	716,043	51,123
Fannie Mae MBS held by third parties(9)	2,225,223	13,570	38,524	853	2,263,747	14,423
Other credit guarantees(10)	15,067	—	17,077	46	32,144	46

Mortgage credit book of business	$2,810,054	$61,691	$201,880	$3,901	$3,011,934	$65,592

Guaranty book of business	$2,715,780	$55,561	$168,065	$1,710	$2,883,845	$57,271

	As of December 31, 2007
	Single-Family(1)		Multifamily(2)		Total
	Conventional(3)	Government(4)	Conventional(3)	Government(4)	Conventional(3)	Government(4)
	(Dollars in millions)

Mortgage portfolio:(5)
Mortgage loans(6)	$283,629	$28,202	$90,931	$815	$374,560	$29,017
Fannie Mae MBS(6)	177,492	2,113	322	236	177,814	2,349
Agency mortgage-related securities(6)(7)	31,305	1,682	—	50	31,305	1,732
Mortgage revenue bonds	3,182	2,796	8,107	2,230	11,289	5,026
Other mortgage-related securities(8)	68,240	1,097	25,444	30	93,684	1,127

Total mortgage portfolio	563,848	35,890	124,804	3,361	688,652	39,251
Fannie Mae MBS held by third parties(9)	2,064,395	15,257	38,218	1,039	2,102,613	16,296
Other credit guarantees(10)	24,519	—	17,009	60	41,528	60

Mortgage credit book of business	$2,652,762	$51,147	$180,031	$4,460	$2,832,793	$55,607

Guaranty book of business	$2,550,035	$45,572	$146,480	$2,150	$2,696,515	$47,722

(1)	The amounts reported above reflect our total single-family mortgage credit book of business. Of these amounts, the portion of our single-family mortgage credit book of business for which we have access to detailed loan-level information represented approximately 96% and 95% of our total conventional single-family mortgage credit book of business as of September 30, 2008 and December 31, 2007, respectively. Unless otherwise noted, the credit statistics we provide in the discussion that follows relate only to this specific portion of our conventional single-family mortgage credit book of business. The remaining portion of our conventional single-family mortgage credit book of business consists of Freddie Mac securities, Ginnie Mae securities, private-label mortgage-related securities, Fannie Mae MBS backed by private-label mortgage-related securities, housing-related municipal revenue bonds, other single-family government related loans and securities, and credit enhancements that we provide on single-family mortgage assets. See “Consolidated Balance Sheet Analysis—Trading and Available-For-Sale Investment Securities—Investments in Private-Label Mortgage-Related Securities” for additional information on our private-label mortgage securities.

(2)	The amounts reported above reflect our total multifamily mortgage credit book of business. Of these amounts, the portion of our multifamily mortgage credit book of business for which we have access to detailed loan-level information represented approximately 82% and 80% of our total multifamily mortgage credit book of business as of September 30, 2008 and December 31, 2007, respectively. Unless otherwise noted, the credit statistics we provide in the discussion that follows relate only to this specific portion of our multifamily mortgage credit book of business.

(3)	Refers to mortgage loans and mortgage-related securities that are not guaranteed or insured by the U.S. government or any of its agencies.

(4)	Refers to mortgage loans and mortgage-related securities guaranteed or insured by the U.S. government or one of its agencies.

(5)	Mortgage portfolio data is reported based on unpaid principal balance.

(6)	Includes unpaid principal balance totaling $59.0 billion and $81.8 billion as of September 30, 2008 and December 31, 2007, respectively, related to mortgage-related securities that were consolidated under FIN 46 and mortgage-related securities created from securitization transactions that did not meet the sales criteria under SFAS 140, which effectively resulted in these mortgage-related securities being accounted for as loans.

(7)	Includes mortgage-related securities issued by Freddie Mac and Ginnie Mae. We held mortgage-related securities issued by Freddie Mac with both a carrying value and fair value of $32.8 billion and $31.2 billion as of September 30, 2008 and December 31, 2007, respectively.

(8)	Includes mortgage-related securities issued by entities other than Fannie Mae, Freddie Mac or Ginnie Mae.

(9)	Includes Fannie Mae MBS held by third-party investors. The principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

(10)	Includes single-family and multifamily credit enhancements that we have provided and that are not otherwise reflected in the table.

Single-Family

Table 42 presents our conventional single-family business volumes for the nine months ended September 30, 2008 and 2007 and our conventional single-family mortgage credit book of business as of September 30, 2008 and December 31, 2007 based on certain key risk characteristics that we use to evaluate the risk profile and credit quality of our loans.

Table 42:  Risk Characteristics of Conventional Single-Family Business Volume and Mortgage Credit Book of Business(1)

	Percent of Conventional Single-Family Business Volume(2)					Percent of Conventional
				For the		Single-Family Book of Business(3) As of
	Q3	Q2	Q1	Nine Months Ended September 30,		September 30,	December 31,
	2008	2008	2008	2008	2007	2008	2007

Original loan-to-value ratio:(4)
< = 60%	21%	24%	21%	22%	17%	23%	23%
60.01% to 70%	14	17	16	16	13	16	16
70.01% to 80%	43	38	37	39	47	43	43
80.01% to 90%(5)	13	11	12	12	8	8	8
90.01% to 100%(5)	9	10	14	11	15	10	10
Greater than 100%(5)	—	—	—	—	—	—	—

Total	100%	100%	100%	100%	100%	100%	100%

Weighted average	73%	71%	73%	72%	75%	72%	72%
Average loan amount	$205,795	$206,205	$209,086	$207,437	$194,257	$147,739	$142,747
Estimated mark-to-market loan-to-value ratio:(6)
< = 60%						38%	46%
60.01% to 70%						14	15
70.01% to 80%						17	19
80.01% to 90%						13	12
90.01% to 100%						9	6
Greater than 100%						9	2

Total						100%	100%

Weighted average						68%	61%
Product type:
Fixed-rate:(7)
Long-term	79%	72%	79%	76%	74%	73%	71%
Intermediate-term	10	15	11	12	6	14	15
Interest-only	1	1	3	2	9	3	3

Total fixed-rate	90	88	93	90	89	90	89

Adjustable-rate:
Interest-only	4	5	5	5	7	5	5
Negative-amortizing	—	—	—	—	1	1	1
Other ARMs	6	7	2	5	3	4	5

Total adjustable-rate	10	12	7	10	11	10	11

Total	100%	100%	100%	100%	100%	100%	100%

Number of property units:
1 unit	97%	97%	97%	97%	96%	96%	96%
2-4 units	3	3	3	3	4	4	4

Total	100%	100%	100%	100%	100%	100%	100%

Property type:
Single-family homes	88%	90%	90%	89%	89%	91%	91%
Condo/Co-op	12	10	10	11	11	9	9

Total	100%	100%	100%	100%	100%	100%	100%

	Percent of Conventional Single-Family Business Volume(2)					Percent of Conventional
				For the		Single-Family Book of Business(3) As of
	Q3	Q2	Q1	Nine Months Ended September 30,		September 30,	December 31,
	2008	2008	2008	2008	2007	2008	2007

Occupancy type:
Primary residence	88%	90%	90%	89%	88%	90%	90%
Second/vacation home	6	5	4	5	5	4	4
Investor	6	5	6	6	7	6	6

Total	100%	100%	100%	100%	100%	100%	100%

FICO credit score:
< 620	2%	3%	5%	3%	6%	5%	5%
620 to < 660	5	5	8	6	12	10	10
660 to < 700	13	15	17	15	19	18	18
700 to < 740	21	22	22	22	23	23	23
> = 740	59	55	48	54	39	44	43
Not available	—	—	—	—	1	—	1

Total	100%	100%	100%	100%	100%	100%	100%

Weighted average	742	738	728	736	716	723	721
Loan purpose:
Purchase	55%	34%	34%	39%	50%	41%	41%
Cash-out refinance	27	34	33	32	32	32	32
Other refinance	18	32	33	29	18	27	27

Total	100%	100%	100%	100%	100%	100%	100%

Geographic concentration:(8)
Midwest	14%	16%	16%	15%	15%	16%	17%
Northeast	19	18	17	18	18	19	19
Southeast	23	23	25	24	26	25	25
Southwest	17	16	16	16	18	16	16
West	27	27	26	27	23	24	23

Total	100%	100%	100%	100%	100%	100%	100%

Origination year:
< =1998						2%	2%
1999						1	1
2000						—	—
2001						2	2
2002						6	7
2003						19	22
2004						10	12
2005						13	16
2006						14	17
2007						20	21
2008						13	—

Total						100%	100%

(1)	As noted in Table 41 above, we generally have access to detailed loan-level statistics only on conventional single-family mortgage loans held in our portfolio and backing Fannie Mae MBS (whether held in our portfolio or held by third parties).

(2)	Percentages calculated based on unpaid principal balance of loans at time of acquisition. Single-family business volume refers to both single-family mortgage loans we purchase for our mortgage portfolio and single-family mortgage loans we securitize into Fannie Mae MBS.

(3)	Percentages calculated based on unpaid principal balance of loans as of the end of each period.

(4)	The original loan-to-value ratio generally is based on the appraised property value reported to us at the time of acquisition of the loan and the original unpaid principal balance of the loan. Excludes loans for which this information is not readily available.

(5)	We continue to purchase loans with original loan-to-value ratios above 80% to fulfill our mission to serve the primary mortgage market and provide liquidity to the housing system. In accordance with our charter requirements, any loan purchased that has a loan-to-value ratio over 80% must have mortgage insurance or other credit enhancement.

(6)	The aggregate estimated mark-to-market loan-to-value ratio is based on the estimated current value of the property, calculated using an internal valuation model that estimates periodic changes in home value, and the unpaid principal balance of the loan as of the date of each reported period. Excludes loans for which this information is not readily available.

(7)	Long-term fixed-rate consists of mortgage loans with maturities greater than 15 years, while intermediate-term fixed-rate have maturities equal to or less than 15 years.

(8)	Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD and WI. Northeast includes CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT and VI. Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA and WV. Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX and UT. West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

Credit risk profile summary.  Our conventional single-family mortgage credit book of business continues to consist mostly of traditional, longer-term fixed-rate mortgage loans. As a result of changes we made in our underwriting and eligibility criteria to manage our credit risk, we are experiencing a shift in the risk profile of our new business for the first nine months of 2008 relative to the first nine months of 2007. We believe the change in the composition of our new business, including the decline in Alt-A loan volumes, the increase in the weighted average FICO credit score as well as a decrease in the percent of loans with higher loan-to-value ratios and a reduction in the proportion of higher risk, interest-only loans to more traditional, fully amortizing fixed-rate mortgage loans, reflects an improvement in the overall credit quality of our new business. The increase in the estimated weighted average mark-to-market loan-to-value ratio of our conventional single-family mortgage credit book of business to 68% as of September 30, 2008, from 61% as of December 31, 2007 was largely the result of the decline in national home prices. Despite improvements in the credit risk quality of our new business, we expect that we will continue to experience credit losses that are significantly higher than historical levels due to the extreme pressures on the overall housing market and the worsening economic conditions.

•	Alt-A and Subprime Loans. We provide information below on our exposure to Alt-A and subprime mortgage loans. We have classified mortgage loans as Alt-A if the lender that delivers the mortgage loan to us has classified the loan as Alt-A based on documentation or other features. We have classified mortgage loans as subprime if the mortgage loan is originated by a lender specializing in subprime business or by subprime divisions of large lenders. We apply these classification criteria in order to determine our Alt-A and subprime loan exposures; however, we have other loans with some features that are similar to Alt-A and subprime loans that we have not classified as Alt-A or subprime because they do not meet our classification criteria.

Alt-A Loans:  Alt-A mortgage loans, whether held in our portfolio or backing Fannie Mae MBS, represented approximately 4% of our single-family business volume for the first nine months of 2008, compared with approximately 20% for the first nine months of 2007. The significant decline in Alt-A mortgage loan volume is due in part to our continued tightening of eligibility standards and price increases, as well as the overall decline in the Alt-A market. As a result of these changes and the decision to discontinue the purchase of newly originated Alt-A loans effective January 1, 2009, we expect our acquisitions of Alt-A mortgage loans to be minimal in future periods.

Alt-A mortgage loans held in our portfolio or Alt-A mortgage loans backing Fannie Mae MBS, excluding resecuritized private-label mortgage-related securities backed by Alt-A mortgage loans, represented approximately 10% of our total single-family mortgage credit book of business as of September 30, 2008, compared with approximately 12% as of December 31, 2007. Our Alt-A loans have recently accounted for a disproportionate amount of our credit losses, representing 48% and 47% of our single-family credit losses for the third quarter and first nine months of 2008, respectively.

Subprime Loans:  Subprime mortgage loans held in our portfolio or backing Fannie Mae MBS represented less than 1% of our single-family business volume for the first nine months of 2008 and 2007. We estimate that subprime mortgage loans held in our portfolio or subprime mortgage loans backing Fannie Mae MBS, excluding resecuritized private-label mortgage-related securities backed by subprime mortgage loans, represented approximately 0.3% of our total single-family mortgage credit book of business as of both September 30, 2008 and December 31, 2007. We currently are not purchasing mortgages that are classified as subprime.

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

•	Jumbo-Conforming Loans. The Economic Stimulus Act of 2008 temporarily increased our conforming loan limit in high-cost areas for loans originated between July 1, 2007 and December 31, 2008 (“jumbo-conforming loans”). In response to the Act, we launched our jumbo-conforming mortgage product and began acquiring these jumbo-conforming loans in April 2008. We believe we have priced these loans to compensate us for the related risk. As of September 30, 2008, we had 14,487 outstanding jumbo-conforming loans with an unpaid principal balance of $8.4 billion.

In July 2008, the Housing and Economic Recovery Act of 2008, or HERA, was signed into law. This legislation provides a permanent authority for the GSEs to use higher loan limits in high-cost areas effective January 1, 2009. These limits will be set annually by FHFA. We will continue to support the existing jumbo-conforming product until further notice. We also have announced our approach to implement the permanent ability to purchase high-balance loans, as authorized in HERA, effective January 1, 2009. These high-balance loans generally will meet our eligibility requirements with several restrictions related to loan-to-value ratios, refinances and FICO credit scores.

On November 7, 2008, FHFA announced that the conforming loan limit for a one-unit property will remain $417,000 for 2009 for most areas in the United States, but specified higher limits in certain cities and counties. Loan limits for two-, three-, and four-unit properties in 2009 will also remain at 2008 levels. Following the provisions of HERA, FHFA has set loan limits for high-cost areas in 2009. These limits are set equal to 115% of local median house prices and cannot exceed 150% of the standard limit, which is $625,500 for one-unit homes in the continental United States. The 2009 maximum conforming limits remain higher in Alaska, Hawaii, Guam, and the U.S. Virgin Islands than in the contiguous United States.

The Securities Industry and Financial Markets Association, or SIFMA, recently announced that high-balance mortgage loans will qualify for incorporation into To-Be-Announced, or TBA, eligible mortgage-backed securities. SIFMA has indicated that high-balance mortgage loans will be limited to no more than 10% of the issue date principal balance of a mortgage pool eligible for TBA delivery in order to preserve the homogeneity and minimize liquidity disruption in the TBA market. As of November 7, 2008, SIFMA has not yet updated its standard requirements for delivery on settlements of Fannie Mae, Freddie Mac and Ginnie Mae securities to reflect this decision.

Multifamily

The weighted average original loan-to-value ratio for our multifamily mortgage credit book of business was 67% as of both September 30, 2008 and December 31, 2007. The percentage of our multifamily mortgage credit book of business with an original loan-to-value ratio greater than 80% was 5% as of September 30, 2008, compared with 6% as of December 31, 2007.

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

Serious Delinquency

Table 43 below compares the serious delinquency rates, by geographic region, for all conventional single-family loans and multifamily loans with credit enhancement and without credit enhancement as of September 30, 2008, December 31, 2007 and September 30, 2007.

Table 43:  Serious Delinquency Rates

	September 30, 2008		December 31, 2007		September 30, 2007
		Serious		Serious		Serious
	Book	Delinquency	Book	Delinquency	Book	Delinquency
	Outstanding(1)	Rate(2)	Outstanding(1)	Rate(2)	Outstanding(1)	Rate(2)

Conventional single-family delinquency rates by geographic region:(3)
Midwest	16%	1.86%	17%	1.35%	17%	1.14%
Northeast	19	1.47	19	0.94	19	0.79
Southeast	25	2.34	25	1.18	25	0.88
Southwest	16	1.35	16	0.86	16	0.69
West	24	1.33	23	0.50	23	0.33

Total conventional single-family loans	100%	1.72%	100%	0.98%	100%	0.78%

Conventional single-family loans:
Credit enhanced	21%	4.68%	21%	2.75%	20%	2.18%
Non-credit enhanced	79	0.96	79	0.53	80	0.43

Total conventional single-family loans	100%	1.72%	100%	0.98%	100%	0.78%

Multifamily loans:
Credit enhanced	87%	0.11%	88%	0.06%	89%	0.08%
Non-credit enhanced	13	0.50	12	0.22	11	0.11

Total multifamily loans	100%	0.16%	100%	0.08%	100%	0.08%

(1)	Reported based on unpaid principal balance of loans, where we have detailed loan-level information.

(2)	Calculated based on number of loans for single-family and unpaid principal balance for multifamily. We include all of the conventional single-family loans that we own and that back Fannie Mae MBS in the calculation of the single-family delinquency rate. We include the unpaid principal balance of all multifamily loans that we own or that back Fannie Mae MBS and any housing bonds for which we provide credit enhancement in the calculation of the multifamily serious delinquency rate.

(3)	See footnote 8 to Table 42 for states included in each geographic region.

In the first nine months of 2008, our serious delinquency rates, which are a leading indicator of potential foreclosures, increased across our entire conventional single-family mortgage credit book of business to 1.72% as of September 30, 2008, from 0.98% as of December 31, 2007 and 0.78% as of September 30, 2007. We experienced the most notable increases in serious delinquency rates in California, Florida, Arizona and Nevada, which previously experienced rapid increases in home prices and are now experiencing sharp declines in home prices. In addition, from September 30, 2007 to September 30, 2008, we continued to experience significant increases in the serious delinquency rates for some higher risk loan categories: Alt-A loans, adjustable-rate loans, interest-only loans, negative amortization loans, loans made for the purchase of condominiums and loans with subordinate financing. Many of these higher risk loans were originated in 2006 and 2007. As a result of tightening our eligibility standards and underwriting criteria, we expect that the loans we are now acquiring will have a lower credit risk relative to the loans we acquired in 2006, 2007 and early 2008.

The conventional single-family serious delinquency rates for California and Florida, which represent the two largest states in our conventional single-family mortgage credit book of business in terms of unpaid principal balance, climbed to 1.44% and 4.37%, respectively, as of September 30, 2008, from 0.50% and 1.59%, respectively, as of December 31, 2007, and 0.30% and 0.99% as of September 30, 2007. There has been a lengthening of the foreclosure process in many states over the past year; however, Florida’s foreclosure process has lengthened considerably more than any of the other states noted above, which has contributed to its much higher serious delinquency rate.

The serious delinquency rates for Alt-A and subprime loans were 4.92% and 10.46%, respectively, as of September 30, 2008, compared with 2.15% and 5.76%, respectively, as of December 31, 2007 and 1.41% and 4.78% as of September 30, 2007. The multifamily serious delinquency rate was 0.16% as of September 30, 2008, compared with 0.08% as of December 31, 2007 and 0.08% as of September 30, 2007. The increase in our multifamily serious delinquency rates during the first nine months was primarily attributable to the continued economic weakness in the Midwest.

Nonperforming Loans

Table 44 presents the balance of our nonperforming single-family and multifamily loans as of September 30, 2008 and December 31, 2007 and other information related to our nonperforming loans. Our total nonperforming assets consist of nonperforming loans and foreclosed properties, which together were $71.0 billion as of September 30, 2008, compared to $39.3 billion as of December 31, 2007. The increase in the amount of our nonperforming loans during the first nine months of 2008 reflects the increase in our serious delinquency rates.

Table 44:  Nonperforming Single-Family and Multifamily Loans

	As of
	September 30,	December 31,
	2008	2007
	(Dollars in millions)

On-balance sheet nonperforming loans:
Nonaccrual loans	$10,393	$8,343
Troubled debt restructurings(1)	2,530	1,765
HomeSaver Advance first-lien loans(2)	1,338	—

Total on-balance sheet nonperforming loans	14,261	10,108

Off-balance sheet nonperforming loans:(3)
Off-balance sheet nonperforming loans, excluding HomeSaver Advance first-lien loans(4)	43,865	25,700
HomeSaver Advance first-lien loans(2)	5,522	—

Total off-balance sheet nonperforming loans	49,387	25,700

Total nonperforming loans	$63,648	$35,808

Accruing on-balance sheet loans past due 90 days or more(5)	$224	$204

Interest related to on-balance sheet nonperforming loans:(6)
Interest income forgone(7)	$264	$215
Interest income recognized for the period(8)	418	328

(1)	Troubled debt restructurings include loans whereby the contractual terms have been modified that result in concessions to borrowers experiencing financial difficulties.

(2)	Represents total unpaid principal balance of first-lien loans associated with unsecured HomeSaver Advance loans, including first-lien loans that are not seriously delinquent.

(3)	Represents unpaid principal balance of nonperforming loans in our outstanding and unconsolidated Fannie Mae MBS held by third parties.

(4)	Represents total unpaid principal balance of loans that are seriously delinquent as of September 30, 2008.

(5)	Recorded investment of loans as of the end of each period that are 90 days or more past due and continuing to accrue interest, including loans insured or guaranteed by the U.S. government and loans where we have recourse against the seller of the loan in the event of a default.

(6)	Amounts reported for September 30, 2008 relate to the nine months ending September 30, 2008. Amounts reported for December 31, 2007 relate to the twelve months ended December 31, 2007.

(7)	Forgone interest income represents the amount of interest income that would have been recorded during the period for on-balance sheet nonperforming loans as of the end of each period had the loans performed according to their contractual terms.

(8)	Represents interest income recognized during the period for on-balance sheet loans classified as nonperforming as of the end of each period.

Foreclosure and REO Activity

Table 45 below provides information, by region, on our foreclosure activity for the nine months ended September 30, 2008 and 2007.

Table 45:  Single-Family and Multifamily Foreclosed Properties

	For the
	Nine Months Ended
	September 30,
	2008	2007

Single-family foreclosed properties (number of properties):
Beginning of period inventory of single-family foreclosed properties (REO)(1)	33,729	25,125
Acquisitions by geographic area:(2)
Midwest	23,831	14,754
Northeast	4,673	2,826
Southeast	18,922	8,559
Southwest	14,064	7,230
West	12,164	1,586

Total properties acquired through foreclosure	73,654	34,955
Dispositions of REO	(39,864)	(30,456)

End of period inventory of single-family foreclosed properties (REO)(1)	67,519	29,624

Carrying value of single-family foreclosed properties (dollars in millions)(3)	$7,237	$2,913

Single-family foreclosure rate(4)	0.40%	0.20%

Multifamily foreclosed properties (number of properties):
Ending inventory of multifamily foreclosed properties (REO)	25	12

Carrying value of multifamily foreclosed properties (dollars in millions)(3)	$90	$63

(1)	Includes deeds in lieu of foreclosure.

(2)	See footnote 8 to Table 42 for states included in each geographic region.

(3)	Excludes foreclosed property claims receivables, which are reported in our condensed consolidated balance sheets as a component of “Acquired property, net.”

(4)	Estimated based on the total number of properties acquired through foreclosure as a percentage of the total number of loans in our conventional single-family mortgage credit book of business as of the end of each respective period.

Our single-family foreclosure rate increased to 0.40% for the first nine months of 2008, from 0.20% for the first nine months of 2007, reflecting the more than doubling of the number of single-family properties we acquired through foreclosure during the first nine months of 2008 relative to the first nine months of 2007. This increase was attributable to the impact of the housing market downturn and continued decline in home prices throughout much of the country, particularly in California, Florida, Arizona and Nevada, and continued weak economic conditions in the Midwest, particularly in Michigan and Ohio. We also experienced an increase in the number of multifamily properties acquired during the first nine months of 2008 due primarily to the economic weakness in the Midwest. As discussed in “Consolidated Results of Operations—Credit-Related Expenses—Credit Loss Performance Metrics,” we have experienced a significant increase in our single-family default rates, particularly within certain states that have had significant home price depreciation, for certain higher risk loan categories, such as Alt-A, and for loans originated in 2006, 2007 and early 2008.

The states of California, Florida, Arizona and Nevada, which represented approximately 23% of the loans in our conventional single-family mortgage credit book of business as of September 30, 2008, accounted for 26% of single-family properties acquired through foreclosure for the first nine months of 2008, reflecting the sharp declines in home prices that these states are experiencing. The Midwest, which represented approximately 19% of the loans in our conventional single-family mortgage credit book of business as of September 30, 2008, accounted for approximately 32% of the single-family properties acquired through foreclosure for the first nine months of 2008, reflecting the continued impact of weak economic conditions in this region. Alt-A mortgage loans backing Fannie Mae MBS, excluding resecuritized private-label mortgage-related securities backed by Alt-A mortgage loans, represented approximately 10% of our total single-family mortgage credit book of business as of September 30, 2008, but accounted for 32% of single-family properties acquired through foreclosure for the first nine months of 2008.

The severe housing market downturn and decline in home prices on a national basis have resulted in a higher percentage of our mortgage loans that transition from delinquent to foreclosure status and a significant reduction in the sales prices of our foreclosed single-family properties. Based on these factors as well as the sharp rise in our serious delinquency rates during the first nine months of 2008, we expect the level of foreclosures to increase further in the remainder of 2008.

Institutional Counterparty Credit Risk Management

We rely on our institutional counterparties to provide services and credit enhancements that are critical to our business. Institutional counterparty risk is the risk that these institutional counterparties may fail to fulfill their contractual obligations to us. We have exposure primarily to the following types of institutional counterparties:

•	mortgage servicers that service the loans we hold in our investment portfolio or that back our Fannie Mae MBS;

•	third-party providers of credit enhancement on the mortgage assets that we hold in our investment portfolio or that back our Fannie Mae MBS, including mortgage insurers, lenders with risk sharing arrangements, and financial guarantors;

•	issuers of securities held in our cash and other investments portfolio; and

•	derivatives counterparties.

We also have exposure to custodial depository institutions that hold principal and interest payments for Fannie Mae MBS certificateholders, document custodians, mortgage originators and investors, and dealers that distribute our debt securities or that commit to sell mortgage pools or loans.

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

The current financial market crisis has significantly increased the risk to our business of defaults by institutional counterparties. The market crisis has adversely affected, and is expected to continue to adversely affect, the liquidity and financial condition of many of our institutional counterparties. Although we believe that recent government actions to provide liquidity and other support to specified financial market participants will help to improve the financial condition and liquidity position of a number of our institutional counterparties, there can be no assurance that these actions will be effective. As described in “Part II—Item 1A—Risk Factors,” the financial difficulties that our institutional counterparties are currently experiencing may negatively affect their ability to meet their obligations to us and the amount or quality of the products or services they provide to us.

We incurred total losses of approximately $811 million during the third quarter of 2008 relating to our exposure to Lehman Brothers, which filed for bankruptcy in September 2008. We had several types of counterparty exposures to Lehman Brothers and its subsidiaries, including as a derivatives counterparty, an issuer of securities in our cash and other investments portfolio, an issuer of private-label securities we own and an obligor of mortgage loan reimbursement obligations. The losses we experienced in the third quarter of 2008 from our exposure to Lehman Brothers primarily related to losses incurred in connection with the termination of our outstanding derivatives contracts with a subsidiary of Lehman Brothers, trading losses on Lehman Brothers corporate securities held in our cash and other investments portfolio and an increase to our allowance for loan losses relating to Lehman Brothers’ outstanding mortgage loan reimbursement obligations to us that we do not expect to recover.

We also have incurred trading losses of approximately $123 million during the third quarter of 2008 relating to corporate debt securities we hold issued by AIG. We also have previously obtained insurance from and entered into a derivatives contract with AIG or its subsidiaries, which exposes us to additional counterparty risk.

Further defaults by a counterparty with significant obligations to us due to bankruptcy or receivership, lack of liquidity, operational failure or other reasons could result in significant financial losses to us, which would adversely affect our business, results of operations, financial condition, liquidity position and net worth. In the event of a bankruptcy or receivership of one of our mortgage servicers, custodial depository institutions or document custodians, we may be required to establish our ownership rights to the assets these counterparties hold on our behalf to the satisfaction of the bankruptcy court or receiver, which could result in a delay in accessing these assets or a decline in value of these assets. Due to the current environment, we may be unable to recover on outstanding loan repurchase and reimbursement obligations from breaches of seller representations and warranties. We could experience further losses relating to the securities in our cash and other investments portfolio. In addition, if we are unable to replace a defaulting counterparty that performs services that are critical to our business with another counterparty, it could materially adversely affect our ability to conduct our operations, which could also adversely affect our business, results of operations, financial condition, liquidity position and net worth.

The financial market crisis has also resulted in several mergers or announced mergers of a number of our most significant institutional counterparties. We believe these mergers, if completed, will improve the financial condition of these institutional counterparties and help to reduce our counterparty risk. However, we cannot predict at this time the outcome of these mergers or planned mergers on our relationships with these counterparties. Moreover, the increasing consolidation of the financial services industry will increase our concentration risk to counterparties in this industry, and we will become more reliant on a smaller number of institutional counterparties, which both increases our risk exposure to any individual counterparty and decreases our negotiating leverage with these counterparties.

We have taken a number of steps in recent months to mitigate our potential loss exposure to our institutional counterparties, including curtailing or suspending our business with certain counterparties, strengthening our contractual protections, requiring the posting of additional collateral to secure the obligations of some counterparties, implementing new limits on the amount of business we will enter into with some of our higher risk counterparties, and increasing the frequency and depth of our counterparty monitoring. In addition, as described below under “Mortgage Servicers,” we recently announced several changes to the standards that lenders must meet to become or remain an eligible Fannie Mae lender, including an increase in the minimum net worth requirement that is effective December 31, 2008.

Mortgage Servicers

Mortgage servicers collect mortgage and escrow payments from borrowers, pay taxes and insurance costs from escrow accounts, monitor and report delinquencies, and perform other required activities on our behalf. Our business with our mortgage servicers is concentrated. Our ten largest single-family mortgage servicers serviced 73% and 74% of our single-family mortgage credit book of business as of September 30, 2008 and December 31, 2007, respectively. Our largest mortgage servicer is Bank of America Corporation, which acquired Countrywide Financial Corporation on July 1, 2008. Bank of America Corporation and its affiliates serviced approximately 28% of our single-family mortgage credit book of business as of September 30, 2008. In addition, two other mortgage servicers serviced 10% or more of our single-family mortgage credit book of business as of September 30, 2008: JPMorgan Chase and its affiliates and Citigroup Inc. and its affiliates.

Due to the current challenging market conditions, the financial condition and performance of many of our mortgage servicers has deteriorated, with several experiencing ratings downgrades and liquidity constraints. In July 2008, IndyMac Bank, FSB, one of our single-family mortgage servicers, was closed by the Office of Thrift Supervision, with the FDIC named as receiver. The FDIC then chartered IndyMac Federal Bank FSB and transferred most of the assets and liabilities of IndyMac Bank FSB to the new entity. The FDIC is currently operating IndyMac Federal Bank FSB as a conservatorship. In that capacity, IndyMac is continuing to perform most of its servicing duties. As of September 30, 2008, IndyMac Federal Bank FSB serviced approximately 2% of our single-family mortgage credit book of business.

In September 2008, another significant mortgage servicer counterparty, Washington Mutual Bank, was seized by the FDIC and all of its deposits, assets and certain liabilities of its banking operations were acquired by JPMorgan Chase Bank, National Association. As of November 7, 2008, JPMorgan Chase was temporarily servicing the mortgage loans previously serviced by Washington Mutual Bank, which constituted approximately 6% of our single-family mortgage credit book of business as of September 30, 2008, under the terms of Washington Mutual Bank’s selling and servicing contract with us. In addition, JPMorgan Chase serviced another 12% of our single-family mortgage credit book of business pursuant to its selling and servicing contract with us. To the best of our knowledge, JPMorgan Chase has not yet indicated to the FDIC whether or not it will permanently assume Washington Mutual Bank’s selling and servicing contract with us.

Our mortgage servicer counterparties provide many services that are critical to our business, including collecting payments from borrowers under the mortgage loans that we own or that are part of the collateral pools supporting our Fannie Mae MBS, paying taxes and insurance on the properties secured by the mortgage loans, monitoring and reporting loan delinquencies, processing foreclosures and workout arrangements, and repurchasing any loans that are subsequently found to have not met our underwriting criteria. If the mortgage servicing obligations of IndyMac Federal Bank FSB, Washington Mutual Bank, or any other significant mortgage servicer counterparty that is placed into conservatorship or taken over by the FDIC in the future are not transferred to a company with the ability and intent to fulfill all of these obligations, we could incur credit losses associated with loan delinquencies or penalties for late payment of taxes and insurance on the properties that secure the mortgage loans serviced by that mortgage servicer. We could also be required to absorb the losses on the defaulted loans that the failed servicers are obligated to repurchase from us if we determine there was an underwriting or eligibility breach. In addition, we likely would be forced to incur the costs, expenses and potential increases in servicing fees necessary to replace the defaulting mortgage servicer. These events would adversely affect our results of operations, financial condition and net worth. In addition, because we delegate the servicing of our mortgage loans to mortgage servicers and do not have our own servicing function, the loss of business from a significant mortgage servicer counterparty could pose significant risks to our ability to conduct our business effectively.

To date, our primary mortgage servicer counterparties generally have continued to meet their obligations to us; however, the financial difficulties that several of our mortgage servicers are currently experiencing, coupled with growth in the number of delinquent loans on their books of business, may negatively affect the ability of these counterparties to continue to meet their obligations to us, including their ability to service mortgage loans adequately and their ability to meet their obligations to repurchase delinquent mortgages due to a breach of the representations and warranties they provided upon delivery of the mortgages to us.

Our mortgage servicers are generally obligated to repurchase delinquent mortgage loans from us or reimburse us for losses we incurred, at our request, if there was a breach of the representations and warranties provided upon delivery of the mortgage loans to us. In recent months, there has been an increase in the amount of loan repurchase and reimbursement requests that we have made to our mortgage servicers that remain outstanding and have not yet been fulfilled by the servicer. Our backlog of unfulfilled loan repurchase and reimbursement requests is increasing because we have significantly increased the number of repurchase and reimbursement requests we have made due to the higher default rate on our mortgage loans, which increases the number of reviews we conduct for compliance with our delivery representations and warranties. In addition, we believe that many servicers have been slower to comply with our requests due to financial difficulties and liquidity constraints they are experiencing.

We have also taken other actions in recent months to mitigate our counterparty exposure to mortgage servicers. In September 2008, we announced several important changes to the standards single-family lenders must meet to become or remain an eligible Fannie Mae lender. These changes include:

•	an increase in the minimum net worth requirement for approved lenders, effective December 31, 2008;

•	the establishment of several new requirements, including:

•	a broader provision regarding a material adverse change in the lender’s financial or business condition or its operations;

•	provisions relating to a significant decline in the lender’s net worth;

•	minimum profitability standards, minimum capital requirements and a cap on the maximum amount of outstanding mortgage loan repurchase obligations;

•	cross-default provisions with other obligations;

•	a minimum servicer rating; and

•	tighter restrictions on lenders that are eligible to deliver recourse loans;

•	a greater emphasis on the unified and interrelated nature of the lender’s selling and servicing obligations, specifically providing that when servicing is sold to another lender, both the transferee lender and the transferor servicer are obligated for all representations and warranties and recourse obligations, including loan repurchases; and

•	additional and more flexible remedies for lenders that cannot comply with some of our standards.

Other risk management steps we have taken to mitigate our risk to servicers with whom we have material counterparty exposure include guaranty of obligations by a higher-rated entity, reduction or elimination of exposures, reduction or elimination of certain business activities, transfer of exposures to third parties and suspension or termination of the servicing relationship.

Mortgage Insurers

We use several types of credit enhancement to manage our mortgage credit risk, including primary and pool mortgage insurance coverage, risk sharing agreements with lenders and financial guaranty contracts. Primary mortgage insurance is insurance that covers losses on an individual loan up to a specified loan-to-value ratio and is typically obtained by borrowers on mortgages with down payments of less than 20%. Pool mortgage insurance is insurance that covers up to a certain amount of losses from a pool of mortgage loans and is generally another layer of mortgage insurance in addition to primary mortgage insurance on the individual loans in the pool.

We had total mortgage insurance coverage (i.e., “risk in force”) of $117.9 billion on the single-family mortgage loans in our guaranty book of business as of September 30, 2008, of which $108.2 billion represented primary mortgage insurance and $9.7 billion was pool mortgage insurance. We had total mortgage insurance coverage of $104.1 billion on the single-family mortgage loans in our guaranty book of business as of December 31, 2007, of which $93.7 billion represented primary mortgage insurance and $10.4 billion was pool mortgage insurance. Mortgage insurance risk in force represents our maximum potential loss recovery under the applicable mortgage insurance policies. Over 99% of our mortgage insurance was provided by eight mortgage insurance companies as of both September 30, 2008 and December 31, 2007.

We received proceeds of $1.3 billion and $859 million for the nine months ended September 30, 2008 and 2007, respectively, from our primary and pool mortgage insurance policies on our single-family loans for those respective periods. We had outstanding receivables from mortgage insurers of $945 million and $293 million as of September 30, 2008 and December 31, 2007, respectively, related to amounts claimed on foreclosed properties that we have not yet received.

Table 46 presents our maximum potential loss recovery for the primary and pool mortgage insurance coverage on single-family loans in our guaranty book of business by mortgage insurer for our top eight mortgage insurer counterparties as of September 30, 2008, as well as the insurer financial strength ratings of each of these counterparties as of October 31, 2008.

Table 46:  Mortgage Insurance Coverage

	As of October 31, 2008			As of September 30, 2008
	Insurer Financial Strength Ratings			Maximum Coverage(2)
Counterparty:(1)	Moody’s	S&P	Fitch	Primary	Pool	Total
				(Dollars in millions)

Mortgage Guaranty Insurance Corporation	A1	A	A-	$25,707	$2,545	$28,252
Genworth Mortgage Insurance Corporation	Aa3	AA-	A+	17,769	435	18,204
PMI Mortgage Insurance Co.	A3	A-	BBB+	14,616	2,506	17,122
Radian Guaranty, Inc.	A2	BBB+	NR	15,744	893	16,637
United Guaranty Residential Insurance Company	Aa3	A-	AA-	16,109	287	16,396
Republic Mortgage Insurance Company	A1	A+	A+	11,893	1,649	13,542
Triad Guaranty Insurance Corporation(3)	NR	NR	NR	4,291	1,386	5,677
CMG Mortgage Insurance Company(4)	NR	AA-	AA	1,975	—	1,975

(1)	Insurance coverage amounts provided for each counterparty may include coverage provided by consolidated subsidiaries of the counterparty.

(2)	Maximum coverage refers to the aggregate dollar amount of insurance coverage (i.e., “risk in force”) on single-family loans in our guaranty book of business and represents our maximum potential loss recovery under the applicable mortgage insurance policies.

(3)	In June 2008, we suspended Triad Guaranty Insurance Corporation as a qualified Fannie Mae mortgage insurer for loans not closed prior to July 15, 2008.

(4)	CMG Mortgage Insurance Company is a joint venture owned by PMI Mortgage Insurance Co. and CUNA Mutual Investment Corporation.

Recent increases in mortgage insurance claims due to higher credit losses in recent periods have adversely affected the financial results and condition of many mortgage insurers. In various actions since December 31, 2007, Standard & Poor’s, Fitch and Moody’s downgraded the insurer financial strength ratings of seven of our top eight primary mortgage insurer counterparties. As of September 30, 2008, these seven mortgage insurers provided $115.8 billion, or 98%, of our total mortgage insurance coverage on single-family loans in our guaranty book of business.

In addition, as a result of the downgrades, six of our primary mortgage insurer counterparties’ current insurer financial strength ratings are below the “AA-” level that we require under our qualified mortgage insurer approval requirements to be considered qualified as a “Type 1” mortgage insurer. Except for Triad Guaranty Insurance Corporation, as of November 7, 2008, these counterparties remain qualified to conduct business with us. In June 2008, Triad announced that it would cease issuing commitments for mortgage insurance, effective July 15, 2008 and would run-off its existing business. We immediately suspended Triad as one of our qualified mortgage insurers for loans not closed prior to July 15, 2008. As a result, we have experienced an increase in our concentration risk with our remaining mortgage insurer counterparties. As of November 7, 2008, Triad has continued to pay claims owed to us; however, given their current financial condition there can be no assurance that they will continue to do so.

The current weakened financial condition of our mortgage insurer counterparties creates an increased risk that these counterparties will fail to fulfill their obligations to reimburse us for claims under insurance policies. To date, our mortgage insurer counterparties have continued to pay claims owed to us. Based on our analysis of their financial condition in accordance with GAAP requirements, we have not included a reserve for potential losses from our mortgage insurer counterparties in our loss reserves. We factor our internal credit ratings of our mortgage insurer counterparties into the models that determine the amount of our guaranty obligations. We reduce the amount of our expected benefits from primary mortgage insurance by an amount that is based on the mortgage insurer counterparties’ credit ratings. As the credit ratings of these counterparties decrease, we further reduce the amount of expected benefits from the primary mortgage insurance they provide, which increases the amount of our guaranty obligations. If our assessment of one or more of our mortgage insurer counterparty’s ability to fulfill its obligations to us worsens or its credit rating is significantly downgraded, it could result in an increase in our loss reserves and a substantial increase in the fair value of our guaranty obligations, which could adversely affect our business, results of operations, liquidity, financial condition and net worth. In addition, if a mortgage insurer implements a run-off plan in which the insurer no longer enters into new business or is placed into receivership by its regulator, the quality and speed of its claims processing could deteriorate.

We continue to manage and monitor our risk exposure to mortgage insurers, which includes frequent discussions with the insurers’ management, the rating agencies and insurance regulators, and in-depth financial reviews and stress analyses of the insurers’ portfolios and capital adequacy. We continue to evaluate these counterparties on a case-by-case basis to determine whether or under what conditions they will remain eligible to insure new mortgages sold to us. Factors that we are considering in our evaluations include the risk profile of the insurers’ existing portfolios, the insurers’ liquidity and capital adequacy to pay expected claims, the insurers’ plans to maintain capital levels we require within the insured entity, the insurers’ success in controlling capital outflows to their holding companies and affiliates as well as the current market environment and our alternative sources of credit enhancement. Based on the outcome of our evaluations, we may take a variety of actions, including imposing additional terms and conditions of approval, restricting the insurer from conducting certain types of business, suspension or termination of the insurer’s qualification status under our requirements, or cancelling a certificate of insurance or policy with that insurer and seeking to replace the insurance coverage with another provider.

We are required pursuant to our charter to obtain credit enhancement on conventional single-family mortgage loans that we purchase or securitize with loan-to-value ratios over 80% at the time of purchase. If we are no longer willing or able to obtain mortgage insurance from our primary mortgage insurer counterparties, or these counterparties restrict their eligibility requirements for high loan-to-value ratio loans, and we are not able to find suitable alternative methods of obtaining credit enhancement for these loans, we may be restricted in our ability to purchase loans with loan-to-value ratios over 80% at the time of purchase. Approximately 23% of our conventional single-family business volume for the first nine months of 2008 consisted of loans with a loan-to-value ratio higher than 80% at the time of purchase. Moreover, if we are no longer willing or able to conduct business with one or more of our primary mortgage insurer counterparties, it is likely we would further increase our concentration risk with the remaining mortgage insurers in the industry.

Lenders with Risk Sharing

We enter into risk sharing agreements with lenders pursuant to which the lenders agree to bear all or some portion of the credit losses on the covered loans. We had full or partial recourse to lenders on single-family loans with an estimated unpaid principal balance of $38.3 billion and $43.7 billion as of September 30, 2008 and December 31, 2007, respectively. We also had full or partial recourse to lenders on multifamily loans with an estimated unpaid principal balance of $144.5 billion and $128.3 billion as of September 30, 2008 and December 31, 2007, respectively.

The current financial market crisis has adversely affected, and is expected to continue to adversely affect, the liquidity and financial condition of our lender counterparties. As a result, the percentage of lenders with single-family lender recourse obligations to us with investment grade credit ratings (based on the lower of Standard & Poor’s, Moody’s and Fitch ratings) decreased to 35% as of October 31, 2008 from 45% as of December 31, 2007, respectively. The percentage of these lender counterparties rated below investment grade increased to 11% as of October 31, 2008, from 2% as of December 31, 2007. The remaining 54% and 53% of these lender counterparties were not rated by rating agencies as of October 31, 2008 and December 31, 2007, respectively.

Depending on the financial strength of the counterparty, we may require a lender to pledge collateral to secure its recourse obligations. In addition, effective September 2008, we are requiring that single-family lenders taking on recourse obligations to us have a minimum credit rating of AA- (based on the lower of Standard & Poor’s, Moody’s and Fitch ratings) or provide us with equivalent credit enhancement.

Financial Guarantors

As of September 30, 2008 and December 31, 2007, we were the beneficiary of financial guarantees of approximately $10.4 billion and $11.8 billion, respectively, on the securities held in our investment portfolio or on securities that have been resecuritized to include a Fannie Mae guaranty and sold to third parties. The securities covered by these guarantees consist primarily of private-label mortgage-related securities and mortgage revenue bonds. We obtained these guarantees from nine financial guaranty insurance companies. These financial guaranty contracts assure the collectability of timely interest and ultimate principal payments on the guaranteed securities if the cash flows generated by the underlying collateral are not sufficient to fully support these payments.

As of October 31, 2008, six of our nine financial guarantor counterparties have had their insurer financial strength ratings downgraded by one or more of the nationally recognized statistical rating organizations since December 31, 2007. These rating downgrades have resulted in reduced liquidity and prices for our securities for which we have obtained financial guarantees. These rating downgrades also imply an increased risk that these financial guarantors will fail to fulfill their obligations to reimburse us for claims under their guaranty contracts. To date, none of our financial guarantor counterparties has failed to repay us for claims under guaranty contracts; however, based on the current stressed financial condition of some of our financial guarantor counterparties, we do not believe that we can rely on all of our counterparties to repay us in full in the future. In assessing other-than-temporary impairment of our guaranteed securities, we follow the same procedures that we follow for our non-guaranteed securities, as described above under “Critical Accounting Policies and Estimates—Other-than-temporary Impairment of Investment Securities.” Specifically, we evaluate the probability that we will not collect all of the contractual amounts due and our ability and intent to hold the security until recovery in determining whether the security has suffered an other-than-temporary decline in value. In addition, as part of assessing a security for other-than-temporary impairment, we only consider the credit support provided by a financial guarantor that we believe will repay us in full for any projected losses on a guaranteed security. For the quarter ended September 30, 2008, we have taken $164 million of impairments related to our securities for which we have obtained financial guarantees. Further downgrades in the ratings of our financial guarantor counterparties could result in a reduction in the fair value of the securities they guarantee, which could adversely affect our earnings, liquidity, financial condition and net worth.

We continue to monitor the effect that these rating actions and the financial condition of our financial guarantor counterparties may have on the value of the securities in our investment portfolio.

Refer to “Consolidated Balance Sheet Analysis—Trading and Available-for-Sale Investment Securities—Investments in Private-Label Mortgage-Related Securities” for more information on our investments in private-label mortgage-related securities and municipal bonds.

Custodial Depository Institutions

A total of $31.7 billion and $32.5 billion in deposits for scheduled single-family payments were received and held by 305 and 324 institutions in the months of September 2008 and December 2007, respectively. Of the total deposits, 97% and 95% were held by institutions rated as investment grade by Standard & Poor’s, Moody’s and Fitch as of September 30, 2008 and December 31, 2007, respectively. Our ten largest custodial depository institutions held 93% and 89% of these deposits as of September 30, 2008 and December 31, 2007, respectively.

In October 2008, the FDIC published an interim final rule announcing changes to its deposit insurance rules that govern how funds in accounts maintained by a custodial depository, consisting of principal and interest payments made by a borrower, are insured. The FDIC increased the amount of deposit insurance available to

$250,000 per borrower making payments into the custodial depository’s account, whereas previously this insurance was provided on a per account basis. The FDIC also clarified that, for purposes of determining deposit insurance on a borrower’s accounts at the servicing bank, the principal and interest payments would not be aggregated with any other accounts owned by the borrower. Accordingly, this FDIC rule change has substantially increased the amount of deposit insurance protection available to us for recovery of principal and interest payments held on our behalf in custodial depository accounts in the event of the bankruptcy or insolvency of a custodial depository. The interim rule provides that the FDIC’s increase in standard deposit insurance to $250,000 is temporary and will expire after December 31, 2009; however, the change in the method by which the deposit insurance is calculated will not expire. The interim rule, which became effective in October 2008, remains subject to a 60 day comment period and therefore may be revised.

On October 22, 2008, the National Credit Union Administration, or NCUA, also published an interim final rule adopting changes to its deposit insurance rules. While the NCUA already calculated deposit insurance on principal and interest accounts based on the interest of the borrower, the NCUA aggregated the amount in the principal and interest account with the borrower’s other accounts to determine the full amount of deposit insurance coverage. The NCUA’s new rule follows the FDIC’s rule and no longer aggregates the principal and interest account with the borrower’s other accounts. The NCUA also temporarily increased the standard deposit insurance amount from $100,000 to $250,000. This increase will expire after December 31, 2009.

The FDIC and NCUA rule changes have substantially lowered our counterparty exposure relating to principal and interest payments held on our behalf in custodial depository accounts. Although we cannot predict the exact application of these rules and we believe that some amounts (such as those in excess of the $250,000 minimum) may not be covered, we are now taking into account this favorable change in insurance coverage when determining whether institutions will be allowed to hold deposits of principal and interest payments on our behalf. In addition, we have reviewed and curtailed or reversed certain actions we had taken in recent months to reduce our exposure to funds held on our behalf in custodial accounts, such as reducing the amount of our funds permitted to be held with mortgage servicers, requiring more frequent remittances of funds and moving funds held with our largest counterparties from custodial accounts to trust accounts.

Issuers of Securities in our Cash and Other Investments Portfolio

Our cash and other investments portfolio consists of cash and cash equivalents, federal funds sold and securities purchased under agreements to resell, asset-backed securities, corporate debt securities, commercial paper and other non-mortgage related securities. See “Liquidity and Capital Management—Liquidity—Liquidity Risk Management—Liquidity Contingency Plan” for more detailed information on our cash and other investments portfolio. Our counterparty risk is primarily with the issuers of corporate debt and commercial paper, and financial institutions with short-term deposits.

Our cash and other investments portfolio, which totaled $91.5 billion and $91.1 billion as of September 30, 2008 and December 31, 2007, respectively, included $64.1 billion and $68.0 billion, respectively, of unsecured positions with issuers of corporate debt securities or commercial paper, or short-term deposits with financial institutions. Of these unsecured amounts, approximately 93% and 89% as of September 30, 2008 and December 31, 2007, respectively, were with issuers who had a credit rating of AA (or its equivalent) or higher, based on the lowest of Standard & Poor’s, Moody’s or Fitch ratings.

We seek to mitigate the counterparty risk associated with our cash and other investments portfolio by purchasing only what we believe are high credit quality short- and medium-term investments that are broadly traded in the financial markets. Due to the current financial market crisis, however, substantially all of the issuers of non-mortgage related securities in our cash and other investments portfolio have experienced financial difficulties, ratings downgrades and/or liquidity constraints, which have significantly reduced the market value and liquidity of these investments.

As noted above, one significant counterparty, Lehman Brothers, has entered into bankruptcy proceedings. We recorded a loss on trading securities of $559 million during the third quarter of 2008 related to our investment in corporate debt securities issued by Lehman Brothers, which substantially declined in value as a result of its bankruptcy. We also recorded a loss on trading securities of approximately $123 million during the third quarter of 2008 relating to corporate debt securities issued by AIG, which substantially declined in value as a result of its distressed liquidity position and financial condition. We have also experienced declines in the market value of the other non-mortgage-related securities in our cash and other investments portfolio, and could experience further declines in market value in the event of a default by other issuers of securities in this portfolio.

We monitor the credit risk position of our cash and other investments portfolio by duration and rating level. In addition, we monitor the financial position and any downgrades of these counterparties. The outcome of our monitoring could result in a range of events, including selling some of these investments. In recent months we have reduced the number of counterparties in our cash and other investments portfolio. If one of our primary cash and other investments portfolio counterparties fails to meet its obligations to us under the terms of the securities, it could result in financial losses to us and have a material adverse effect on our earnings, liquidity, financial condition and net worth.

Derivatives Counterparties

Our derivative credit exposure relates principally to interest rate and foreign currency derivatives contracts. We estimate our exposure to credit loss on derivative instruments by calculating the replacement cost, on a present value basis, to settle at current market prices all outstanding derivative contracts in a net gain position by counterparty where the right of legal offset exists, such as master netting agreements. Derivatives in a gain position are reported in the consolidated balance sheets as “Derivative assets at fair value.”

Table 47 presents our assessment of our credit loss exposure by counterparty credit rating on outstanding risk management derivative contracts as of September 30, 2008 and December 31, 2007. We present the outstanding notional amount of our derivative contracts as of September 30, 2008 and December 31, 2007 in “Notes to Condensed Consolidated Financial Statements—Note 10, Derivative Instruments and Hedging Activities.”

Table 47:  Credit Loss Exposure of Risk Management Derivative Instruments

	As of September 30, 2008
	Credit Rating(1)
	AAA	AA+/AA/AA-	A+/A/A-	Subtotal	Other(2)	Total
	(Dollars in millions)

Credit loss exposure(3)	$—	$1,536	$45	$1,581	$109	$1,690
Less: Collateral held(4)	—	1,085	45	1,130	—	1,130

Exposure net of collateral	$—	$451	$—	$451	$109	$560

Additional information:
Notional amount	$275	$828,599	$258,821	$1,087,695	$826	$1,088,521
Number of counterparties	1	15	3	19

	As of December 31, 2007
	Credit Rating(1)
	AAA	AA+/AA/AA-	A+/A/A-	Subtotal	Other(2)	Total
	(Dollars in millions)

Credit loss exposure(3)	$4	$1,578	$1,004	$2,586	$74	$2,660
Less: Collateral held(5)	—	1,130	988	2,118	—	2,118

Exposure net of collateral	$4	$448	$16	$468	$74	$542

Additional information:
Notional amount	$1,050	$637,847	$246,860	$885,757	$707	$886,464
Number of counterparties	1	17	3	21

(1)	We manage collateral requirements based on the lower credit rating, as issued by Standard & Poor’s and Moody’s, of the legal entity. The credit rating reflects the equivalent Standard & Poor’s rating for any ratings based on Moody’s scale.

(2)	Includes MBS options, defined benefit mortgage insurance contracts, guaranteed guarantor trust swaps and swap credit enhancements accounted for as derivatives.

(3)	Represents the exposure to credit loss on derivative instruments, which is estimated by calculating the cost, on a present value basis, to replace all outstanding contracts in a gain position. Derivative gains and losses with the same counterparty are netted where a legal right of offset exists under an enforceable master netting agreement. This table excludes mortgage commitments accounted for as derivatives.

(4)	Represents both cash and non-cash collateral posted by our counterparties to us. The value of the non-cash collateral is reduced in accordance with the counterparty agreements to help ensure recovery of any loss through the disposition of the collateral. We posted cash collateral of $5.7 billion related to our counterparties’ credit exposure to us as of September 30, 2008.

(5)	Represents both cash and non-cash collateral posted by our counterparties to us. This amount is adjusted for the collateral transferred subsequent to month-end based on credit loss exposure limits on derivative instruments as of December 31, 2007. Settlement dates vary by counterparty and range from one to three business days following the credit loss exposure valuation date of December 31, 2007. The value of the non-cash collateral is reduced in accordance with counterparty agreements to help ensure recovery of any loss through the disposition of the collateral. We posted cash collateral of $1.2 billion related to our counterparties’ credit exposure to us as of December 31, 2007.

We expect our credit exposure on derivative contracts to fluctuate with changes in interest rates, implied volatility and the collateral thresholds of the counterparties. Typically, we seek to manage this exposure by contracting with experienced counterparties that are rated A- (or its equivalent) or better. These counterparties consist of large banks, broker-dealers and other financial institutions that have a significant presence in the derivatives market, most of which are based in the United States.

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

Our net credit exposure on derivatives contracts increased to $560 million as of September 30, 2008, from $542 million as of December 31, 2007. To reduce our credit risk concentration, we seek to diversify our derivative contracts among different counterparties. Approximately 80% of our net derivatives exposure as of September 30, 2008 was with four interest rate and foreign currency derivative counterparties rated AA- or better by Standard & Poor’s and Aa3 or better by Moody’s. The percentage of our net exposure with these counterparties ranged from approximately 12% to 30% of our total net exposure, or approximately $67 million to $170 million, as of September 30, 2008. Of the $109 million in other derivatives as of September 30, 2008, approximately 96% of the net exposure consisted of mortgage insurance contracts, all of which were with counterparties rated A- or better by Standards & Poor’s, A3 or better by Moody’s or A+ or better by Fitch. Each of the remaining counterparties accounted for less than 1% of our net derivatives exposure as of September 30, 2008. As of November 7, 2008, all of our interest rate and foreign currency derivative counterparties were rated A- or better by Standard & Poor’s and A3 or better by Moody’s.

During the third quarter of 2008, one of our primary derivatives counterparties, Lehman Brothers Special Financing Inc., or LBSF, and its parent-guarantor, Lehman Brothers, entered into bankruptcy proceedings, which resulted in LBSF’s default under, and the termination of, all of our outstanding derivatives contracts with LBSF. We experienced a loss of approximately $104 million during the third quarter of 2008 relating to LBSF’s default on its derivatives contracts with us.

As a result of the termination of our derivatives contracts with LBSF in September 2008 and the assumption by JPMorgan Chase Bank, N.A. of the derivatives contracts we had with Bear Stearns Capital Markets Inc. in September 2008, the number of our interest rate and foreign currency derivatives counterparties with which we had outstanding transactions has been reduced to 19 as of September 30, 2008 from 21 as of December 31,

2007. Due to planned mergers among several of our primary derivatives counterparties, we expect the concentration of our derivatives counterparties to increase further. The current financial market crisis also may result in further ratings downgrades of our derivatives counterparties that may cause us to cease entering into new arrangements with those counterparties or may result in more limited interest from derivatives counterparties in entering into new transactions with us, either of which would further increase the concentration of our business with our remaining derivatives counterparties. See “Part II—Item 1A—Risk Factors” for a discussion of the risks to our business as a result of the increasing concentration of our derivatives counterparties.

As a result of the current financial market crisis, we may experience further losses relating to our derivative contracts that could adversely affect our earnings, liquidity, financial condition and net worth. In addition, if a derivative counterparty were to default on payments due under a derivative contract, we may be required to acquire a replacement derivative from a different counterparty at a higher cost or we may be unable to find a suitable replacement, which could adversely affect our ability to manage our interest rate risk. The financial market crisis may also reduce the number of derivatives counterparties willing to enter into transactions with us, which also could adversely affect our ability to manage our interest rate risk. See “Interest Rate Risk Management and Other Market Risks” for a discussion of how we use derivatives to manage our interest rate risk and “Part II—Item 1A—Risk Factors” for a discussion of the risks to our business posed by interest rate risk.

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

Interest Rate Risk Management and Other Market Risks

Market risk is the risk of loss or fluctuations in the value of our financial instruments due to changes in market prices. Our most significant market risks are interest rate risk and spread risk. Interest rate risk is attributable to movements in interest rates and arises principally from our mortgage asset investments. Spread risk is the risk that interest rates in different market sectors will not move in tandem.

Our Capital Markets group, which has primary responsibility for managing our interest rate risk, employs an integrated risk management strategy that allows for informed risk taking within corporate risk limits. We historically have actively managed the interest rate risk of our “net portfolio,” which is defined below, through asset selection and structuring (that is, by identifying or structuring mortgage assets with attractive prepayment and other risk characteristics), by issuing a broad range of both callable and non-callable debt instruments and by using swap-based interest-rate derivatives. After we purchase mortgage assets, we historically have not actively managed or hedged spread risk, or the impact of changes in the spread between our mortgage assets and debt, referred to as mortgage-to-debt spreads, other than through asset monitoring and disposition. Because we intend to hold the majority of our mortgage assets to maturity to realize the contractual cash flows, we accept period-to-period volatility in our financial performance resulting from changes in mortgage-to-debt spreads that occur after our purchase of mortgage assets. For more information on the impact that changes in spreads have on the value of the fair value of our net assets, see “Supplemental Non-GAAP Information—Fair Value Balance Sheets—Changes in Non-GAAP Estimated Fair Value of Net Assets.”

Decisions regarding our strategy in managing interest rate risk are based upon our corporate interest rate risk policies and limits, which are subject to periodic review. We monitor current market conditions, including the interest rate environment, to assess the impact of these conditions on individual positions and our overall interest rate risk profile. In addition to qualitative factors, we use various quantitative risk metrics in determining the appropriate composition of our consolidated balance sheet and relative mix of debt and derivatives positions in order to remain within pre-defined risk tolerance levels that we consider acceptable. FHFA is currently reviewing our interest rate risk policies and limits, and, therefore these policies and limits, are subject to change.

The volatility and disruption in the credit markets during the past 12 months, which reached unprecedented levels during the third quarter of 2008 and in October 2008, have created a number of challenges for us in managing our market related risks. Our ability to issue callable debt or long-term debt has been severely limited since July 2008. As a result, we have relied primarily on a combination of short-term debt, interest rate swaps and swaptions to fund mortgage purchases and to manage our interest rate risk. The extreme levels of market volatility have resulted in a higher level of volatility in the interest rate risk profile of our net portfolio and led us to take more frequent rebalancing actions. At the same time, we have experienced an increase in the cost to enter into new derivative transactions due to a reduction in the liquidity of derivatives, an increase during the third quarter of 2008 in the bid-ask spreads on derivatives and a much higher cost of option-based derivative contracts. In addition, to maintain our interest rate risk profile within acceptable limits, we had to replace the derivatives contracts with Lehman Brothers that we terminated during the third quarter of 2008. Although we have been able to replace substantially all of these contracts, our interest rate exposure as of September 30, 2008 was somewhat higher than it otherwise would have been because we had not replaced all of the option-based derivative contracts that we had with Lehman Brothers as of that date.

Our overall interest rate exposure, as reflected in the two interest rate risk metrics that we regularly disclose, (i) fair value sensitivity to changes in interest rate levels and the slope of the yield curve and (ii) duration gap, was within acceptable, pre-defined corporate limits as of September 30, 2008. However, we have seen significant changes in the spreads between our mortgage assets and the instruments we use to manage the interest rate risk associated with those assets, including longer-term debt and swap-based interest-rate derivatives throughout 2008, and particularly since August 2008. Because of the large dislocation in historical pricing relationships between various financial instruments, we cannot be certain that some the hedging instruments that we historically have used in managing our interest rate risk will perform in the same manner as the past and be as effective in the future. Accordingly, there is an increased risk that we many not be able to manage our interest rate risk within acceptable corporate limits on an ongoing basis.

We provide additional detail on our interest risk and our strategies for managing this risk in this section, including: (1) the primary sources of our interest rate risk; (2) our current interest rate risk management strategies; and (3) interest rate risk metrics.

Sources of Interest Rate Risk

Our net portfolio consists of our existing investments in mortgage assets, investments in non-mortgage securities, our outstanding debt used to fund those assets and the derivatives used to supplement our debt instruments and manage interest rate risk, and any fixed-price asset, liability or derivative commitments. It also includes our LIHTC partnership investment assets and preferred stock, but excludes our existing guaranty business.

Our mortgage assets consist mainly of fixed-rate mortgage loans that give borrowers the option to prepay at any time before the scheduled maturity date or continue paying until the stated maturity. Given this prepayment option held by the borrower, we are exposed to uncertainty as to when or at what rate prepayments will occur, which affects the length of time our mortgage assets will remain outstanding and the timing of the cash flows related to these assets. This prepayment uncertainty results in a potential mismatch between the timing of receipt of cash flows related to our assets and the timing of payment of cash flows related to our liabilities.

Duration is a measure of a financial instrument’s price sensitivity to changes in interest rates. Convexity is a measure of the degree to which the duration and price of a bond changes as interest rates change and is depicted by the curvature in the relationship between bond prices and bond yields. Changes in interest rates, as well as other factors, influence mortgage prepayment rates and duration and also affect the value of our mortgage assets. When interest rates decrease, prepayment rates on fixed-rate mortgages generally accelerate because borrowers usually can pay off their existing mortgages and refinance at lower rates. Accelerated prepayment rates have the effect of shortening the duration and average life of the fixed-rate mortgage assets we hold in our portfolio. In a declining interest rate environment, existing mortgage assets held in our portfolio tend to increase in value or price because these mortgages are likely to have higher interest rates than new mortgages, which are being originated at the then-current lower interest rates. Conversely, when interest rates increase, prepayment rates generally slow, which extends the duration and average life of our mortgage assets and results in a decrease in value. Mortgage assets typically exhibit negative convexity, which refers to the fact that the price or value of mortgages tends to fall steeply when interest rates rise, but to increase more gradually when interest rates decline because borrowers have the option to refinance and prepay their mortgages without penalty. Negative convexity also indicates that the duration of our mortgage assets shortens as interest rates decline and lengthen as interest rates increase.

Interest Rate Risk Management Strategies

Our ability to measure and manage the impact of prepayment risk is critical in managing interest rate risk. We use prepayment models to determine the estimated duration and convexity of our mortgage assets and various metrics to measure our interest rate exposure. The primary tool we use to manage the interest rate risk inherent in our mortgage assets is the variety of debt instruments we issue. Derivative instruments also are an integral part of our interest rate risk management strategy. We supplement our issuance of debt with derivative instruments to further reduce duration and prepayment risks.

Although the fair value of our guaranty assets and our guaranty obligations is highly sensitive to changes in interest rates and the market’s perception of future credit performance, we do not actively manage the change in the fair value of our guaranty business that is attributable to changes in interest rates. We do not believe that periodic changes in fair value due to movements in interest rates are the best indication of the long-term value of our guaranty business because these changes do not take into account future guaranty business activity. Based on our experience, we expect that the guaranty fee income generated from future business activity will largely replace any guaranty fee income lost as a result of mortgage prepayments. To assess the value of our underlying guaranty business, we focus primarily on changes in the fair value of our net guaranty assets resulting from business growth, changes in the credit quality of existing guaranty arrangements and changes in anticipated future credit performance. See “Critical Accounting Policies and Estimates—Fair Value of Financial Instruments” and “Critical Accounting Policies and Estimates—Fair Value of Financial Instruments—Change in Measuring the Fair Value of Guaranty Obligations” for information on how we determine the fair value of our guaranty assets and guaranty obligations. Also see “Notes to Condensed Consolidated Financial Statements—Note 18, Fair Value of Financial Instruments.”

Derivatives Activity

Derivative instruments may be privately negotiated contracts, which are often referred to as over-the-counter derivatives, or they may be listed and traded on an exchange. When deciding whether to use derivatives, we consider a number of factors, such as cost, efficiency, the effect on our liquidity and net worth, and our overall interest rate risk management strategy. Since July 2008, we have relied increasingly on the use of derivatives to hedge our incremental mortgage asset purchases, as there has been limited demand for our callable debt or long-term debt securities. See “Liquidity and Capital Management—Liquidity—Funding” for additional discussion.

The derivatives we use for interest rate risk management purposes consist primarily of over-the-counter contracts that fall into three broad categories:

•	Interest rate swap contracts. An interest rate swap is a transaction between two parties in which each agrees to exchange, or swap, interest payments. The interest payment amounts are tied to different interest rates or indices for a specified period of time and are generally based on a notional amount of principal. The types of interest rate swaps we use include pay-fixed swaps; receive-fixed swaps; and basis swaps.

•	Interest rate option contracts. These contracts primarily include pay-fixed swaptions, receive-fixed swaptions, cancelable swaps and interest rate caps. A swaption is an option contract that allows us to enter into a pay-fixed or receive-fixed swap at some point in the future.

•	Foreign currency swaps. These swaps have the effect of converting debt that we issue in foreign-denominated currencies into U.S. dollars. We enter into foreign currency swaps only to the extent that we issue foreign currency debt.

We use interest rate swaps and interest rate options, in combination with our issuance of debt securities, to better match the prepayment risk and duration of our assets with the duration of our liabilities. We are generally an end user of derivatives and our principal purpose in using derivatives is to manage our aggregate interest rate risk profile within prescribed risk parameters. We generally only use derivatives that are highly liquid and relatively straightforward to value. We use derivatives for four primary purposes:

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

As an example, we can use the derivative markets to purchase swaptions to add characteristics not obtainable in the debt markets. Some of the characteristics of the option embedded in a callable bond are dependent on the market environment at issuance and the par issuance price of the bond. Thus, in a callable bond we may choose not to specify certain characteristics, such as specifying an “out-of-the-money” option, which could allow us to more closely match the interest rate risk being hedged. We use option-based derivatives, such as swaptions, because they provide the added flexibility to fully specify the terms of the option, thereby allowing us to more closely match the interest rate risk being hedged.

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

(4) To hedge foreign currency exposure.

We occasionally issue debt in a foreign currency. Our foreign-denominated debt represents less than 0.3% of our total debt outstanding. Because all of our assets are denominated in U.S. dollars, we enter into currency swaps to effectively convert the foreign-denominated debt into U.S. dollar-denominated debt. We are able to minimize our exposure to currency risk by swapping out of foreign currencies completely at the time of the debt issue.

Table 48 presents, by derivative instrument type, the notional amount of our risk management derivative activity for the nine months ended September 30, 2008, along with the stated maturities of derivatives outstanding as of September 30, 2008. The outstanding notional balance of our risk management derivatives increased by $202.1 billion during the first nine months of 2008, to $1.1 trillion as of September 30, 2008. This increase reflected both rebalancing activities we undertook, which included increasing our pay-fixed and receive-fixed interest rate swaps in response to the interest rate volatility during the period and the hedging of incremental fixed-rate mortgage asset purchases, the impact of which was partially offset by the termination of our derivatives contracts with Lehman Brothers. See “Risk Management—Credit Risk Management—

Institutional Counterparty Credit Risk Management—Derivatives Counterparties” for a discussion of our derivatives credit loss exposure.

Table 48:  Activity and Maturity Data for Risk Management Derivatives(1)

					Interest Rate
	Interest Rate Swaps				Swaptions
	Pay-	Receive-		Foreign	Pay-	Receive-	Interest
	Fixed(2)	Fixed(3)	Basis(4)	Currency	Fixed	Fixed	Rate Caps	Other(5)	Total
	(Dollars in millions)

Notional balance as of December 31, 2007	$377,738	$285,885	$7,001	$2,559	$85,730	$124,651	$2,250	$650	$886,464
Additions	242,321	229,511	24,335	1,064	12,622	75,531	200	219	585,803
Terminations(6)	(104,206)	(142,841)	(6,575)	(1,643)	(26,742)	(99,697)	(1,950)	(92)	(383,746)

Notional balance as of September 30, 2008	$515,853	$372,555	$24,761	$1,980	$71,610	$100,485	$500	$777	$1,088,521

Future maturities of notional amounts:(7)
Less than 1 year	$43,226	$29,920	$15,500	$741	$7,110	$22,080	$—	$92	$118,669
1 year to 5 years	245,215	216,985	7,750	88	39,100	40,260	500	466	550,364
5 years to 10 years	190,594	115,826	135	396	21,150	25,595	—	219	353,915
Over 10 years	36,818	9,824	1,376	755	4,250	12,550	—	—	65,573

Total	$515,853	$372,555	$24,761	$1,980	$71,610	$100,485	$500	$777	$1,088,521

Weighted-average interest rate as of September 30, 2008:
Pay rate	4.71%	2.83%	2.81%	—	6.18%	—	—	—
Receive rate	2.94%	4.46%	1.77%	—	—	4.55%	—	—
Other	—	—	—	—	—	—	5.84%	—
Weighted-average interest rate as of December 31, 2007:
Pay rate	5.10%	5.04%	4.92%	—	6.25%	—	—	—
Receive rate	5.03%	5.08%	6.84%	—	—	4.84%	—	—
Other	—	—	—	—	—	—	4.35%	—

(1)	Excludes mortgage commitments accounted for as derivatives. Dollars represent notional amounts that indicate only the amount on which payments are being calculated and do not represent the amount at risk of loss.

(2)	Notional amounts include swaps callable by Fannie Mae of $2.8 billion and $8.2 billion as of September 30, 2008 and December 31, 2007, respectively.

(3)	Notional amounts include swaps callable by derivatives counterparties of $16.9 billion and $7.8 billion as of September 30, 2008 and December 31, 2007, respectively.

(4)	Notional amounts include swaps callable by derivatives counterparties of $675 million and $6.6 billion as of September 30, 2008 and December 31, 2007, respectively.

(5)	Includes MBS options, swap credit enhancements and mortgage insurance contracts.

(6)	Includes matured, called, exercised, assigned and terminated amounts. Also includes changes due to foreign exchange rate movements.

(7)	Based on contractual maturities.

Interest Rate Risk Metrics

Because no single measure can reflect all aspects of the interest rate risk inherent in our mortgage portfolio, we utilize various risk metrics that together provide a more complete assessment of our aggregate interest rate risk profile. We present below two metrics that we use to measure our interest rate exposure: (i) fair value sensitivity of net portfolio to changes in interest rate levels and slope of yield curve and (ii) duration gap. We also provide additional information that may be useful in evaluating our interest rate risk and discuss the limitations of these various measures.

There was significant volatility in interest rates during the first nine months of 2008, with the 10-year swap rate falling to a low during the period of 3.94% in mid-March and then rising to a high of 4.98% in mid-June. However, as discussed below, the changes in our interest rate risk measures during the third quarter and first nine months of 2008 were primarily attributable to changes in spreads rather than to changes in interest rates.

Fair Value Sensitivity of Net Portfolio to Changes in Level and Slope of Yield Curve

As part of our disclosure commitments with FHFA, we disclose on a monthly basis the estimated adverse impact on the fair value of our net portfolio that would result from a hypothetical 50 basis point shift in interest rates and from a hypothetical 25 basis point change in the slope of the yield curve. We calculate on a daily basis the estimated adverse impact on our net portfolio that would result from an instantaneous 50 basis point parallel shift in the level of interest rates and from an instantaneous 25 basis point change in the slope of the yield curve, calculated as described below. In measuring the estimated impact of changes in the level of interest rates, we assume a parallel shift in all maturities of the U.S. LIBOR interest rate swap curve. In measuring the estimated impact of changes in the slope of the yield curve, we assume a constant 7-year rate and a shift in the 1-year and 30-year rates of 16.7 basis points and 8.3 basis points, respectively. We believe the selected interest rate shocks for our monthly disclosures represent moderate movements in interest rates over a one-month period.

Prior to April 2008, we expressed the net portfolio sensitivity measures as a percentage of the latest available after-tax fair value of our net assets, adjusted for capital transactions. The fair value of our net assets, which fluctuates based on changes in market conditions as well as changes in our business activities, has declined significantly over the past year, partially due to wider spreads. We believe that expressing these sensitivity measures based on dollars-at-risk, rather than as a percentage of the fair value of our net assets, provides more relevant information and better represents our overall level and low-exposure to adverse interest-rate movements given the substantial reduction in the fair value of our net assets that has occurred over the last year. The daily average adverse impact from a 50 basis point change in interest rates and a 25 basis point change in the slope of the yield curve was $(0.8) billion and $(0.1) billion, respectively, for September 2008, compared with $(0.9) billion and $(0.2) billion, respectively, for December 2007. The daily average adverse impact of these sensitivities for the first nine months of 2008 was $(0.8) billion for a 50 basis point change in interest rates and $(0.1) billion for a 25 basis point change in the slope of the yield curve.

The sensitivity measures presented in Table 49 below, which we disclose on a quarterly basis as part of our disclosure commitments with FHFA, are an extension of our monthly sensitivity measures. There are three primary differences between our monthly sensitivity disclosure and the quarterly sensitivity disclosure presented below: (1) the quarterly disclosure is expanded to include the sensitivity results for larger rate level shocks of plus or minus 100 basis points; (2) the monthly disclosure reflects the estimated pre-tax impact on the fair value of our net portfolio calculated based on a daily average, while the quarterly disclosure reflects the estimated pre-tax impact calculated based on the estimated financial position of our net portfolio and the market environment as of the last business day of the quarter based on values used for financial reporting; and (3) the monthly disclosure shows the most adverse pre-tax impact on the fair value of our net portfolio from the hypothetical interest rate shocks, while the quarterly disclosure includes the estimated pre-tax impact of both up and down interest rate shocks.

Table 49:  Fair Value Sensitivity of Net Portfolio to Changes in Level and Slope of Yield Curve(1)

	September 30,	December 31,
	2008	2007(2)
	(Dollars in billions)

Rate level shock:
− 100 basis points	$(0.3)	$(2.5)
− 50 basis points	0.6	(0.7)
+50 basis points	(0.9)	0.0
+100 basis points	(2.3)	(0.3)
Rate slope shock:
− 25 basis points	(0.2)	(0.3)
+25 basis points	0.1	0.3

(1)	Computed based on changes in 10-year swap interest rates.

(2)	Amounts have been revised from the previously reported sensitivities as of December 31, 2007 to include the sensitivities of our LIHTC partnership investment assets and preferred stock (excluding senior preferred stock).

The 10-year swap rate, which is a key reference interest rate affecting the fair value of our net portfolio, decreased to 4.49% as of September 30, 2008, from 4.67% as of December 31, 2007. However, the yield on the 30-year par coupon mortgage actually increased by 6 basis points to 5.57% as of September 30, 2008, from 5.51% as of the end of 2007. This increase in mortgage interest rates reduced expected prepayments, which resulted in an increase in the duration of our mortgage assets. Changes in our sensitivity measures were also driven by wider spreads, and in particular by sharply wider spreads on some of the least liquid assets, such as Alt-A securities, which extended the calculated durations of these assets. Because of these two factors, we have experienced an increase in exposure to higher interest rates since the end of 2007, as reflected in the sensitivity measures presented in Table 51.

Duration Gap

Duration measures the price sensitivity of our assets and liabilities to changes in interest rates by quantifying the difference between the estimated durations of our assets and liabilities. Our duration gap summarizes the extent to which the estimated cash flows for our assets and liabilities are matched, on average, over time and across interest rate scenarios. A positive duration gap signals a greater exposure to rising interest rates because it indicates that the duration of our assets exceeds the duration of our liabilities. Table 50 below presents our monthly effective duration gap for December 2007 and for each of the first nine months of 2008. We also disclose our duration gap for October 2008. For comparative purposes, we also present the historical average daily duration for the 30-year Fannie Mae MBS component of the Barclays Capital Mortgage Index, formerly the Lehman Brothers Mortgage Index, for the same months. As indicated in Table 50 below, the duration of the mortgage index as calculated by Barclays Capital is both higher and more volatile than our duration gap, which is attributable to several factors, including the following:

(1)	We use duration hedges, including longer term debt and interest rate swaps, to reduce the duration of our net portfolio.

(2)	We use option-based hedges, including callable debt and interest rate swaptions, to reduce the convexity or the duration changes of our net portfolio as interest rates move.

(3)	We take rebalancing actions to adjust our net portfolio position in response to movements in interest rates.

(4)	Our mortgage portfolio includes not only 30-year fixed rate mortgage assets, but also other mortgage assets that typically have a shorter duration, such as adjustable-rate mortgage loans, and mortgage assets that generally have a somewhat longer duration, such as multifamily loans and CMBS.

(5)	The models used by Barclays Capital and Fannie Mae to estimate durations are different.

Table 50:  Duration Gap

		Barclays Capital
		30-Year Fannie Mae
	Fannie Mae	Mortgage Index
	Effective	Option Adjusted
Month	Duration Gap	Duration(1)
	(In months)

December 2007	2	43
January 2008	1	31
February 2008	2	41
March 2008	3	42
April 2008	2	41
May 2008	1	42
June 2008	2	51
July 2008	1	54
August 2008	2	55
September 2008	1	40
October 2008	2	48

(1)	Reflects option adjusted duration based on Barclays Capital (formerly Lehman Brothers) 30-Year Fannie Mae Mortgage Index obtained from LehmanLive and Lehman POINT.

In the current environment, there is increased uncertainty about borrower prepayment patterns in different interest rate environments. For example, we are observing duration differences for 30-year fixed-rate MBS or mortgage-backed securities that are greater than one year based on survey data we regularly obtain from third parties, primarily large, experienced dealers. When interest rates are volatile, as has been the case over the last nine months, we often need to take more frequent rebalancing actions to lengthen or shorten the average duration of our liabilities to keep them closely matched with our mortgage durations, which change as expected mortgage prepayment rates change. A large movement in interest rates or a continuation of the extreme interest rate volatility that we have recently experienced increases the risk that our duration gap could extend outside of the range we have experienced recently. Wider spreads on mortgage assets, which typically indicate reduced liquidity, increase the discount rate and generally increase the duration of mortgage assets. However, fluctuations in spreads generally do not affect the timing of expected cash flows from our mortgage assets or their average lives.

Other Interest Rate Risk Information

The above interest rate risk measures exclude the impact of changes in the fair value of our net guaranty assets resulting from changes in interest rates. We exclude our guaranty business from these sensitivity measures because we expect that the guaranty fee income generated from future business activity will largely replace guaranty fee income lost due to mortgage prepayments that result from changes in interest rates. In Table 51 below, we present additional interest rate sensitivities to illustrate the fair value sensitivity of all of our financial instruments and of separate components of our financial instruments. Table 51 also discloses the potential impact on the fair value of our trading assets, our net guaranty assets and obligations, and our other financial instruments as of September 30, 2008 and December 31, 2007, from the same hypothetical changes in the level of interest rates as presented above in Table 49. This table excludes some instruments that we believe have interest rate risk such as LIHTC partnership assets and preferred stock; however, the interest rate risk represented by these instruments is included in both the duration and fair value sensitivities presented above. We also assume a parallel shift in all maturities along the interest rate swap curve in calculating these sensitivities. We believe these interest rate changes represent reasonably possible near-term changes in interest rates over the next twelve months.

Table 51:  Interest Rate Sensitivity of Financial Instruments

	As of September 30, 2008
		Pre-tax Effect on Estimated Fair Value
	Estimated	Change in Rates
	Fair Value	− 100	− 50	+50	+100
	(Dollars in millions)

Trading financial instruments	$98,671	$2,252	$1,247	$(1,372)	$(2,853)
Guaranty assets and guaranty obligations, net(1)	(66,266)	1,301	361	505	807
Other financial instruments, net(2)	(101,565)	(2,712)	(750)	590	855

	As of December 31, 2007
		Pre-tax Effect on Estimated Fair Value
	Estimated	Change in Rates
	Fair Value	− 100	− 50	+50	+100
	(Dollars in millions)

Trading financial instruments	$63,956	$1,595	$829	(877)	$(1,796)
Guaranty assets and guaranty obligations, net(1)	(7,055)	(1,514)	(1,290)	(2,111)	(1,135)
Other financial instruments, net(2)	(54,084)	(3,313)	(1,216)	676	1,065

(1)	Consists of the net of “Guaranty assets” and Guaranty obligations” reported in our condensed consolidated balance sheets. In addition, includes certain amounts that have been reclassified from “Mortgage loans” reported in our condensed consolidated balance sheets to reflect how the risk of the interest rate and credit risk components of these loans is managed by our business segments.

(2)	Consists of the net of all other financial instruments reported in “Notes to Condensed Consolidated Financial Statements—Note 18, Fair Value of Financial Instruments.”

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

Limitations of Market Risk Measures

We rely heavily on models to estimate our interest rate risk exposure. There are inherent limitations in any methodology used to estimate the exposure to changes in market interest rates. Our sensitivity analyses contemplate only certain movements in interest rates and are performed at a particular point in time based on the estimated fair value of our existing portfolio. These sensitivity analyses do not incorporate other factors that may have a significant effect, most notably the value from expected future business activities and strategic actions that management may take to manage interest rate risk. The capital and credit markets have been experiencing volatility and disruption for more than 12 months. In recent weeks, the volatility and disruption has reached unprecedented levels. This market turmoil and tightening of credit have led to an increased level of concern about the stability of the financial markets generally. When market conditions change rapidly and dramatically, as they have since July 2007, the assumptions that we use in our models for our sensitivity analyses may not keep pace with changing conditions. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. Accordingly, these analyses are not intended and should not be used as a precise forecast of the effect that a given change in market interest rates would have on the estimated fair value of our net assets. See “Part II—Item 1A—Risk Factors” for a discussion of the risks associated with the use of models.

Operational Risk Management

Operational risk can manifest itself in many ways, including accounting or operational errors, business disruptions, fraud, human errors, technological failures and other operational challenges resulting from failed or inadequate internal controls. These events may potentially result in financial losses and other damage to our business, including reputational harm. Our operational risk management framework includes policies and operational standards designed to identify, measure, monitor and manage operational risks across the company. We rely on our employees and our internal financial, accounting, cash management, data processing and other operating systems, as well as technological systems operated by third parties, to manage our business. In the face of the current challenging market environment and changes that the company is experiencing, we have increased support for our training programs and employee communications in the furtherance of operational risk management.

In addition to the corporate operational risk oversight function, we also maintain programs for the management of our exposure to other key operational risks, such as mortgage fraud, breaches in information security and external disruptions to business continuity. These risks are not unique to us and are inherent in the financial services industry.

We are currently in the second year of a three-year program to implement a new operational risk management framework, which is expected to be completed in November 2009. This new operational risk management framework is based on the Basel Committee guidance on sound practices for the management of operational risk broadly adopted by U.S. commercial banks comparable in size to Fannie Mae. We have completed the requirements for tracking operational incidents and having an assessment process. We are currently in the process of developing key risk metrics and scenario analysis for economic capital.

IMPACT OF FUTURE ADOPTION OF ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements or changes in existing accounting pronouncements may have a significant effect on our results of operations, our financial condition, our net worth or our business operations. We identify and discuss the expected impact on our consolidated financial statements of recently issued or proposed accounting pronouncements in “Notes to Condensed Consolidated Financial Statements—Note 2, Summary of Significant Accounting Policies.”

FORWARD-LOOKING STATEMENTS

This report includes statements that constitute forward-looking statements within the meaning of Section 21E of the Exchange Act. In addition, our senior management may from time to time make forward-looking statements orally to analysts, investors, the news media and others. Forward-looking statements often include words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “forecast,” “project,” “would,” “should,” “could,” “may,” or similar words.

Among the forward-looking statements in this report are statements relating to:

•	Our expectation that the current crisis in the U.S. and global financial markets will continue to adversely affect our financial results through the remainder of 2008 and 2009;

•	Our expectation that we will continue to experience home price declines and rising default and severity rates, all of which may worsen if unemployment rates continue to increase or the U.S. experiences a broad-based recession;

•	Our expectation that the level of foreclosures and single-family delinquency rates will continue to increase further through the end of 2008, and still further in 2009;

•	Our expectation that home prices will decline at the top end of our estimated range of 7% to 9% on a national basis in 2008, and that there will be a peak-to-trough decline in home prices at the top end of our estimated range of 15% to 19% on a national basis;

•	Our expectation that there will be significant regional variation in these national home price decline percentages, with steeper declines in certain areas such as Florida, California, Nevada and Arizona;

•	Our expectation that our credit loss ratio will be between 23 and 26 basis points in 2008 and increase further in 2009 compared to 2008;

•	Our expectation for significant continued increase in our combined loss reserves through the remainder of 2008 and additional increases in 2009;

•	Our expectation that growth in mortgage debt outstanding will decline to a growth rate of 0% in 2009;

•	Our expectation that the unemployment rate will continue to increase as the economic slowdown continues;

•	Our expectation that we will continue to experience increased delinquencies, defaults, credit-related expenses and credit losses for the remainder of 2008 and 2009;

•	Our expectation that our nonperforming assets will increase in 2008 and 2009;

•	Our expectation that we will continue to face pressure, and experience adverse economic effects, from the strategic and day-to-day conflicts among our competing objectives under conservatorship, and from the activities we may take to help the mortgage market;

•	Our expectation for continued significant pressure on our access to the short-term debt markets and an extremely limited ability to access the long-term debt markets at economically reasonable rates, in the absence of action by Treasury to increase the level of support Treasury provides for our debt;

•	Our expectation that the trend toward dependence on short-term debt and increased roll over risk will continue;

•	Our belief that our liquidity contingency plan is unlikely to be sufficient to provide us with alternative sources of liquidity for 90 days;

•	Our expectation that we will have the necessary technology and operational capabilities in place to support the securitization of a portion of our whole loans by the end of the first quarter of 2009;

•	Our expectation that Treasury’s funding commitment under the senior preferred stock purchase agreement will enable us to maintain a positive net worth as long as Treasury has not yet invested the full $100 billion provided for in that agreement;

•	Our expectation that HomeSaver Advance will continue to reduce the number of delinquent loans that we otherwise would have purchased from our MBS trusts for the remainder of 2008;

•	Our expectation that our SOP 03-3 fair value losses for 2008 will be higher than the losses recorded for 2007;

•	Our expectation that our acquisitions of Alt-A mortgage loans will be minimal in future periods;

•	Our expectation that the loans we are now acquiring will have a lower credit risk relative to the loans we acquired in 2006, 2007 and early 2008;

•	Our belief that the market crisis will continue to adversely affect the liquidity and financial condition of our institutional counterparties and our lender counterparties;

•	Our belief that recent government actions to provide liquidity and other support to specified financial market participants and recently announced mergers will help to improve the financial condition and liquidity position of a number of our institutional counterparties;

•	Our expectation that the guaranty fee income generated from future business activity will largely replace any guaranty fee income lost as a result of mortgage prepayments;

•	Our expectation that we will contribute additional amounts to our nonqualified pension plans and other postretirement benefit plans in the fourth quarter of 2008 to fund these plans;

•	Our belief that we will recover some of the other-than-temporary impairment amounts on our Alt-A and subprime securities;

•	Our belief that we are likely to incur losses on some Alt-A and subprime private-label mortgage-related securities that are currently rated AAA;

•	Our belief that measures we have taken will significantly improve the credit profile of our single-family acquisitions that are underwritten manually or processed through Desktop Underwriter;

•	Our belief that we have priced jumbo-conforming loans to compensate us for the related risk;

•	Our belief that the selected interest rate shocks presented in our monthly disclosures represent moderate movements in interest rates over a one-month period and that the interest rate sensitivities presented represent reasonably possible near-term changes in interest rates over the next twelve months;

•	Our belief that we will complete the remediation of our disclosure controls and procedures by the end of the first quarter of 2009;

•	Our expectation that we will continue to face substantial uncertainty as to our future business strategy, business purpose and fundamental business structure;

•	Our belief that our deferred tax assets related to unrealized losses recorded in AOCI on our available-for-sale securities are recoverable; and

•	Our expectation that we will complete the implementation of our new operational risk management framework in November 2009.

Forward-looking statements reflect our management’s expectations or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this report, including, but not limited to, the conservatorship and its effect on our business (including our business strategies and practices), the investment by Treasury and its effect on our business, adverse economic effects from activities we undertake to support the mortgage market and help borrowers, changes in the structure and regulation of the financial services industry, our ability to access the debt capital markets, changes in management, further disruptions in the housing, credit and stock markets, our ability to maintain a positive net worth, the level and volatility of interest rates and credit spreads, the adequacy of credit reserves, future amendments and guidance by the FASB, pending government investigations and litigation, the accuracy of subjective estimates used in critical accounting policies and those factors described in this report and in “Part I—Item 1A—Risk Factors” of our 2007 Form 10-K.

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

FANNIE MAE
(In conservatorship)

Condensed Consolidated Balance Sheets
(Dollars in millions, except share amounts)
(Unaudited)

	As of
	September 30,	December 31,
	2008	2007

ASSETS
Cash and cash equivalents	$36,301	$3,941
Restricted cash	188	561
Federal funds sold and securities purchased under agreements to resell	33,420	49,041
Investments in securities:
Trading, at fair value (includes Fannie Mae MBS of $59,047 and $40,458 as of September 30, 2008 and December 31, 2007, respectively)	98,671	63,956
Available-for-sale, at fair value (includes Fannie Mae MBS of $162,856 and $138,943 as of September 30, 2008 and December 31, 2007, respectively)	262,054	293,557

Total investments in securities	360,725	357,513

Mortgage loans:
Loans held for sale, at lower of cost or market	7,908	7,008
Loans held for investment, at amortized cost	399,637	397,214
Allowance for loan losses	(1,803)	(698)

Total loans held for investment, net of allowance	397,834	396,516

Total mortgage loans	405,742	403,524
Advances to lenders	9,605	12,377
Accrued interest receivable	3,711	3,812
Acquired property, net	7,493	3,602
Derivative assets at fair value	1,099	885
Guaranty assets	10,240	9,666
Deferred tax assets	4,600	12,967
Partnership investments	9,825	11,000
Other assets	13,666	10,500

Total assets	$896,615	$879,389

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued interest payable	$6,264	$7,512
Federal funds purchased and securities sold under agreements to repurchase	1,357	869
Short-term debt (includes debt at fair value of $4,495 as of September 30, 2008)	280,382	234,160
Long-term debt (includes debt at fair value of $21,711 as of September 30, 2008)	550,928	562,139
Derivative liabilities at fair value	1,305	2,217
Reserve for guaranty losses (includes $1,275 and $211 as of September 30, 2008 and December 31, 2007, respectively, related to Fannie Mae MBS included in Investments in securities)	13,802	2,693
Guaranty obligations (includes $1,006 and $661 as of September 30, 2008 and December 31, 2007, respectively, related to Fannie Mae MBS included in Investments in securities)	16,816	15,393
Partnership liabilities	3,442	3,824
Other liabilities	12,884	6,464

Total liabilities	887,180	835,271

Minority interests in consolidated subsidiaries	159	107
Commitments and contingencies (Note 19)	—	—
Stockholders’ Equity:
Senior preferred stock, 1,000,000 shares issued and outstanding as of September 30, 2008	1,000	—
Preferred stock, 700,000,000 shares are authorized—607,125,000 and 466,375,000 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	21,725	16,913
Common stock, no par value, no maximum authorization—1,223,390,420 and 1,129,090,420 shares issued as of September 30, 2008 and December 31, 2007, respectively; 1,069,859,674 shares and 974,104,578 shares outstanding as of September 30, 2008 and December 31, 2007, respectively	642	593
Additional paid-in capital	3,153	1,831
Retained earnings (accumulated deficit)	(1,563)	33,548
Accumulated other comprehensive loss	(8,369)	(1,362)
Treasury stock, at cost, 153,530,746 shares and 154,985,842 shares as of September 30, 2008 and December 31, 2007, respectively	(7,312)	(7,512)

Total stockholders’ equity	9,276	44,011

Total liabilities and stockholders’ equity	$896,615	$879,389

See Notes to Condensed Consolidated Financial Statements.

FANNIE MAE
(In conservatorship)

Condensed Consolidated Statements of Operations
(Dollars and shares in millions, except per share amounts)
(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Interest income:
Trading securities	$1,416	$649	$4,529	$1,227
Available-for-sale securities	3,295	4,929	9,467	15,142
Mortgage loans	5,742	5,572	17,173	16,582
Other	310	322	1,000	793

Total interest income	10,763	11,472	32,169	33,744

Interest expense:
Short-term debt	1,680	2,401	5,928	6,811
Long-term debt	6,728	8,013	20,139	23,488

Total interest expense	8,408	10,414	26,067	30,299

Net interest income	2,355	1,058	6,102	3,445

Guaranty fee income (includes imputed interest of $481 and $380 for the three months ended September 30, 2008 and 2007, respectively and $1,035 and $963 for the nine months ended September 30, 2008 and 2007, respectively)	1,475	1,232	4,835	3,450
Losses on certain guaranty contracts	—	(294)	—	(1,038)
Trust management income	65	146	247	460
Investment gains (losses), net	(1,624)	(159)	(2,618)	43
Fair value losses, net	(3,947)	(2,082)	(7,807)	(1,224)
Debt extinguishment gains (losses), net	23	31	(158)	72
Losses from partnership investments	(587)	(147)	(923)	(527)
Fee and other income	164	217	616	751

Non-interest income (loss)	(4,431)	(1,056)	(5,808)	1,987

Administrative expenses:
Salaries and employee benefits	167	362	757	1,067
Professional services	139	192	389	654
Occupancy expenses	52	64	161	180
Other administrative expenses	43	42	118	117

Total administrative expenses	401	660	1,425	2,018
Minority interest in losses of consolidated subsidiaries	(25)	(4)	(22)	(3)
Provision for credit losses	8,763	1,087	16,921	1,770
Foreclosed property expense	478	113	912	269
Other expenses	195	130	802	334

Total expenses	9,812	1,986	20,038	4,388

Income (loss) before federal income taxes and extraordinary losses	(11,888)	(1,984)	(19,744)	1,044
Provision (benefit) for federal income taxes	17,011	(582)	13,607	(468)

Income (loss) before extraordinary losses	(28,899)	(1,402)	(33,351)	1,512
Extraordinary gains (losses), net of tax effect	(95)	3	(129)	(3)

Net income (loss)	$(28,994)	$(1,399)	$(33,480)	$1,509

Preferred stock dividends and issuance costs at redemption	(419)	(119)	(1,044)	(372)

Net income (loss) available to common stockholders	$(29,413)	$(1,518)	$(34,524)	$1,137

Basic earnings (loss) per share:
Earnings (loss) before extraordinary losses	$(12.96)	$(1.56)	$(24.15)	$1.17
Extraordinary losses, net of tax effect	(0.04)	—	(0.09)	—

Basic earnings (loss) per share	$(13.00)	$(1.56)	$(24.24)	$1.17

Diluted earnings (loss) per share:
Earnings (loss) before extraordinary losses	$(12.96)	$(1.56)	$(24.15)	$1.17
Extraordinary losses, net of tax effect	(0.04)	—	(0.09)	—

Diluted earnings (loss) per share	$(13.00)	$(1.56)	$(24.24)	$1.17

Cash dividends per common share	$0.05	$0.50	$0.75	$1.40
Weighted-average common shares outstanding:
Basic	2,262	974	1,424	973
Diluted	2,262	974	1,424	975

See Notes to Condensed Consolidated Financial Statements.

FANNIE MAE
(In conservatorship)

Condensed Consolidated Statements of Cash Flows
(Dollars in millions)
(Unaudited)

	For the
	Nine Months
	Ended
	September 30,
	2008	2007

Cash flows provided by operating activities:
Net income (loss)	$(33,480)	$1,509
Amortization of debt cost basis adjustments	6,497	7,372
Provision for credit losses	16,921	1,770
Valuation losses	7,303	96
Derivatives fair value adjustments	(1,952)	1,884
Current and deferred federal income taxes	12,762	(1,407)
Purchases of loans held for sale	(38,351)	(23,326)
Proceeds from repayments of loans held for sale	443	455
Net change in trading securities	71,193	27,206
Other, net	(1,206)	1,387

Net cash provided by operating activities	40,130	16,946
Cash flows (used in) provided by investing activities:
Purchases of trading securities held for investment	(7,625)	—
Proceeds from maturities of trading securities held for investment	7,318	—
Proceeds from sales of trading securities held for investment	2,824	—
Purchases of available-for-sale securities	(102,761)	(110,472)
Proceeds from maturities of available-for-sale securities	25,799	112,299
Proceeds from sales of available-for-sale securities	102,044	49,108
Purchases of loans held for investment	(48,874)	(48,448)
Proceeds from repayments of loans held for investment	37,169	45,202
Advances to lenders	(69,541)	(50,067)
Net proceeds from disposition of acquired property	(3,376)	1,049
Net change in federal funds sold and securities purchased under agreements to resell	15,135	2,767
Other, net	(107)	(692)

Net cash (used in) provided by investing activities	(41,995)	746
Cash flows provided by (used in) financing activities:
Proceeds from issuance of short-term debt	1,439,170	1,284,191
Payments to redeem short-term debt	(1,398,756)	(1,306,772)
Proceeds from issuance of long-term debt	218,052	149,577
Payments to redeem long-term debt	(230,081)	(143,149)
Proceeds from issuance of common and preferred stock	7,211	1,019
Net change in federal funds purchased and securities sold under agreements to repurchase	403	1,525
Other, net	(1,774)	(2,842)

Net cash provided by (used in) financing activities	34,225	(16,451)
Net increase in cash and cash equivalents	32,360	1,241
Cash and cash equivalents at beginning of period	3,941	3,239

Cash and cash equivalents at end of period	$36,301	$4,480

Cash paid during the period for:
Interest	$27,464	$29,269
Income taxes	845	1,888
Non-cash activities:
Securitization-related transfers from mortgage loans held for sale to investments in securities	$32,609	$20,479
Net transfers of loans held for sale to loans held for investment	5,819	2,180
Net deconsolidation transfers from mortgage loans held for sale to investments in securities	(850)	(82)
Net transfers from available-for-sale securities to mortgage loans held for sale	1,073	12
Transfers from advances to lenders to investments in securities (including transfers to trading securities of $40,660 and $42,331 for the nine months ended September 30, 2008 and 2007, respectively)	68,909	43,520
Net consolidation-related transfers from investments in securities to mortgage loans held for investment	(16,210)	7,471
Transfers to trading securities from the effect of adopting SFAS 159	56,217	—

See Notes to Condensed Consolidated Financial Statements.

FANNIE MAE
(In conservatorship)

Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Dollars and shares in millions, except per share amounts)
(Unaudited)

								Retained	Accumulated
	Shares Outstanding						Additional	Earnings	Other		Total
	Senior			Senior	Preferred	Common	Paid-In	(Accumulated	Comprehensive	Treasury	Stockholders’
	Preferred	Preferred	Common	Preferred	Stock	Stock	Capital	Deficit)	Income (Loss)	Stock	Equity

Balance as of December 31, 2006	—	132	972	$—	$9,108	$593	$1,942	$37,955	$(445)	$(7,647)	$41,506
Cumulative effect from the adoption of FIN 48, net of tax	—	—	—	—	—	—	—	4	—	—	4

Balance as of January 1, 2007, adjusted	—	132	972	—	9,108	593	1,942	37,959	(445)	(7,647)	41,510
Comprehensive income:
Net income	—	—	—	—	—	—	—	1,509	—	—	1,509
Other comprehensive income, net of tax effect:
Unrealized losses on available-for-sale securities (net of tax of $634)	—	—	—	—	—	—	—	—	(1,177)	—	(1,177)
Reclassification adjustment for gains included in net income (net of tax of $154)	—	—	—	—	—	—	—	—	(286)	—	(286)
Unrealized gains on guaranty assets and guaranty fee buy-ups (net of tax of $40)	—	—	—	—	—	—	—	—	74	—	74
Net cash flow hedging losses (net of tax of $2)	—	—	—	—	—	—	—	—	(3)	—	(3)
Prior service cost and actuarial gains, net of amortization for defined benefit plans (net of tax of $25)	—	—	—	—	—	—	—	—	46	—	46

Total comprehensive income											163
Common stock dividends ($1.40 per share)	—	—	—	—	—	—	—	(1,369)	—	—	(1,369)
Preferred stock dividends	—	—	—	—	—	—	—	(362)	—	—	(362)
Preferred stock issued	—	40	—	—	1,000	—	(10)	—	—	—	990
Preferred stock redeemed	—	(22)	—	—	(1,100)	—	—	—	—	—	(1,100)
Treasury stock issued for stock options and benefit plans	—	—	2	—	—	—	(44)	—	—	134	90

Balance as of September 30, 2007	—	150	974	—	$9,008	$593	$1,888	$37,737	$(1,791)	$(7,513)	$39,922

Balance as of December 31, 2007	—	466	974	$—	$16,913	$593	$1,831	$33,548	$(1,362)	$(7,512)	$44,011
Cumulative effect from the adoption of SFAS 157 and SFAS 159, net of tax	—	—	—	—	—	—	—	148	(93)	—	55

Balance as of January 1, 2008, adjusted	—	466	974	—	16,913	593	1,831	33,696	(1,455)	(7,512)	44,066
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(33,480)	—	—	(33,480)
Other comprehensive loss, net of tax effect:
Unrealized losses on available-for-sale securities (net of tax of $3,629)	—	—	—	—	—	—	—	—	(6,740)	—	(6,740)
Reclassification adjustment for gains included in net loss (net of tax of $35)	—	—	—	—	—	—	—	—	(65)	—	(65)
Unrealized losses on guaranty assets and guaranty fee buy-ups	—	—	—	—	—	—	—	—	(113)	—	(113)
Net cash flow hedging losses	—	—	—	—	—	—	—	—	(5)	—	(5)
Prior service cost and actuarial gains, net of amortization for defined benefit plans	—	—	—	—	—	—	—	—	9	—	9

Total comprehensive loss											(40,394)
Common stock dividends ($0.75 per share)	—	—	—	—	—	—	—	(741)	—	—	(741)
Preferred stock dividends declared	—	—	—	—	—	—	—	(1,038)	—	—	(1,038)
Senior preferred stock issued	1	—	—	1,000	—	—	—	—	—	—	1,000
Preferred stock issued	—	141	—	—	4,812	—	(127)	—	—	—	4,685
Common stock issued	—	—	94	—	—	49	2,477	—	—	—	2,526
Common stock warrant issued	—	—	—	—	—	—	3,518	—	—	—	3,518
Treasury commitment	—	—	—	—	—	—	(4,518)	—	—	—	(4,518)
Treasury stock issued for stock options and benefit plans	—	—	2	—	—	—	(28)	—	—	200	172

Balance as of September 30, 2008	1	607	1,070	$1,000	$21,725	$642	$3,153	$(1,563)	$(8,369)	$(7,312)	$9,276

See Notes to Condensed Consolidated Financial Statements.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Organization and Conservatorship

We are a stockholder-owned corporation organized and existing under the Federal National Mortgage Association Charter Act, (“The Charter Act” or our “charter”). We are a government-sponsored enterprise (“GSE”), and we are subject to government oversight and regulation. Our regulators include the Federal Housing Finance Agency (“FHFA”), the U.S. Department of Housing and Urban Development (“HUD”), the U.S. Securities and Exchange Commission (“SEC”), and the U.S. Department of Treasury (“Treasury”). Through July 29, 2008, we were regulated by the Office of Federal Housing Enterprise Oversight (“OFHEO”), which was replaced on July 30, 2008 with FHFA upon the enactment of the Federal Housing Finance Regulatory Reform Act of 2008 (“Regulatory Reform Act”). On September 6, 2008, we were placed into conservatorship by the Director of FHFA. See “Conservatorship” below in this note. The U.S. government does not guarantee, directly or indirectly, our securities or other obligations.

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

We operate under three business segments: Single-Family Credit Guaranty (“Single-Family”), Housing and Community Development (“HCD”) and Capital Markets. Our Single-Family segment generates revenue primarily from the guaranty fees on the mortgage loans underlying guaranteed single-family Fannie Mae mortgage-backed securities (“Fannie Mae MBS”). Our HCD segment generates revenue from a variety of sources, including guaranty fees on the mortgage loans underlying multifamily Fannie Mae MBS and on the multifamily mortgage loans held in our portfolio, transaction fees associated with the multifamily business and bond credit enhancement fees. In addition, HCD investments in rental housing projects eligible for the federal low-income housing tax credit (“LIHTC”) and other investments generate both tax credits and net operating losses. As described in “Note 11, Income Taxes,” we determined that it is more likely than not that we will not realize a portion of our deferred tax assets in the future. As a result, we are not currently recognizing tax benefits associated with these tax credits and net operating losses in our condensed consolidated financial statements. Other investments in affordable rental and for-sale housing generate revenue and losses from operations and the eventual sale of the assets. Our Capital Markets segment invests in mortgage loans, mortgage-related securities and other investments, and generates income primarily from the difference, or spread, between the yield on the mortgage assets we own and the interest we pay on the debt we issue in the global capital markets to fund the purchases of these mortgage assets.

Conservatorship

On September 7, 2008, the Secretary of the Treasury and the Director of FHFA announced several actions taken by Treasury and FHFA regarding Fannie Mae, which included: (1) placing us in conservatorship; (2) the execution of a senior preferred stock purchase agreement by our conservator, on our behalf, and Treasury, pursuant to which we issued to Treasury both senior preferred stock and a warrant to purchase common stock; and (3) Treasury’s agreement to establish a temporary secured lending credit facility that is available to us and the other GSEs regulated by FHFA under identical terms. We entered into a lending agreement with Treasury pursuant to which Treasury established this secured lending credit facility on September 19, 2008.

On September 6, 2008, at the request of the Secretary of the Treasury, the Chairman of the Board of Governors of the Federal Reserve and the Director of FHFA, our Board of Directors adopted a resolution consenting to putting the company into conservatorship. After obtaining this consent, the Director of FHFA

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

appointed FHFA as our conservator on September 6, 2008, in accordance with the Regulatory Reform Act and the Federal Housing Enterprises Financial Safety and Soundness Act of 1992.

Upon its appointment, the conservator immediately succeeded to all rights, titles, powers and privileges of Fannie Mae, and of any stockholder, officer or director of Fannie Mae with respect to Fannie Mae and its assets, and succeeded to the title to all books, records and assets of Fannie Mae held by any other legal custodian or third party. The conservator has the power to take over our assets and operate our business with all the powers of our stockholders, directors and officers, and to conduct all business of the company.

FHFA, in its role as conservator, has overall management authority over our business. During the conservatorship, the conservator has delegated authority to management to conduct day-to-day operations so that the company can continue to operate in the ordinary course of business. We can, and have continued to, enter into and enforce contracts with third parties. The conservator retains the authority to withdraw its delegations to management at any time. The conservator is working actively with management to address and determine the strategic direction for the enterprise, and in general has retained final decision-making authority in areas regarding: significant impacts on operational, market, reputational or credit risk; major accounting determinations, including policy changes; the creation of subsidiaries or affiliates and transacting with them; significant litigation; setting executive compensation; retention of external auditors; significant mergers and acquisitions; and any other matters the conservator believes are strategic or critical to the enterprise in order for the conservator to fulfill its obligations during conservatorship. The conservator has indicated that it intends to appoint a full Board of Directors to which it will delegate specified roles and responsibilities.

Under the Regulatory Reform Act, the conservator has the power (subject to certain limitations for qualified financial contracts) to disaffirm or repudiate contracts entered into by us prior to the appointment of FHFA as conservator if FHFA determines, in its sole discretion, that performance of the contract is burdensome and that disaffirmance or repudiation of the contract promotes the orderly administration of Fannie Mae’s affairs. As of November 9, 2008, the conservator has advised us that it has not disaffirmed or repudiated any contracts we entered into prior to its appointment as conservator. The Regulatory Reform Act requires FHFA to exercise its right to disaffirm or repudiate most contracts within a reasonable period of time after its appointment as conservator. As of November 9, 2008, the conservator had not determined whether or not a reasonable period of time had passed for purposes of the applicable provisions of the Regulatory Reform Act and, therefore, the conservator may still possess this right.

The conservator also has the power to transfer or sell any asset or liability of Fannie Mae (subject to limitations and post-transfer notice provisions for transfers of qualified financial contracts) without any approval, assignment of rights or consent. The Regulatory Reform Act, however, provides that mortgage loans and mortgage-related assets that have been transferred to a Fannie Mae MBS trust must be held by the conservator for the beneficial owners of the Fannie Mae MBS and cannot be used to satisfy the general creditors of the company. As of November 9, 2008, FHFA has not exercised this power.

Neither the conservatorship nor the terms of our agreements with Treasury changes our obligation to make required payments on our debt securities or perform under our mortgage guaranty obligations.

As described in “Note 15, Stockholders’ Equity,” the senior preferred stock purchase agreement includes a number of significant restrictions which prohibit us from engaging in a number of activities without prior written approval from Treasury. The senior preferred stock purchase agreement also caps the size of our mortgage portfolio at $850.0 billion through December 31, 2009, and then requires that we reduce the size of our mortgage portfolio by 10% per year (based on the size of the portfolio on December 31 of the prior year) until it reaches $250.0 billion.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The conservatorship has no specified termination date. FHFA has indicated that upon the Director of FHFA’s determination that the conservator’s plan to restore us to a safe and solvent condition has been completed successfully, the Director of FHFA will issue an order terminating the conservatorship. There can be no assurance as to when or how the conservatorship will be terminated, whether we will continue to exist following the conservatorship or what our business structure will be following the conservatorship.

Financial Terms and Financial Statement Impact of Senior Preferred Stock Purchase Agreement

Pursuant to the senior preferred stock purchase agreement, Treasury made a commitment to provide up to $100.0 billion in funding as needed to help us maintain a positive net worth. As consideration for Treasury’s funding commitment, we issued one million shares of senior preferred stock and a warrant to Treasury. Treasury’s funding commitment is intended to avoid a mandatory trigger of receivership under the Regulatory Reform Act. As of September 30, 2008, our net worth (defined as the amount by which our total assets exceeded our total liabilities, as reflected on our condensed consolidated balance sheet) was $9.4 billion. Accordingly, we did not have the right, as of that date, to obtain funds from Treasury pursuant to the senior preferred stock purchase agreement.

The senior preferred stock is senior in liquidation preference to our common stock and all other series of preferred stock. Beginning on March 31, 2010, we are obligated to pay Treasury a quarterly commitment fee, which will begin accruing on January 1, 2010, even if we do not request funds from Treasury under the senior preferred stock purchase agreement. The initial amount of the fee will be determined by December 31, 2009, with resets at five-year intervals thereafter. In lieu of paying Treasury this fee, we may elect to add the amount of the fee to the liquidation preference of the senior preferred stock.

On September 7, 2008, we issued a warrant to Treasury giving it the right to purchase, at a nominal price, shares of our common stock equal to 79.9% of the total common stock outstanding on a fully diluted basis on the date Treasury exercises the warrant. Treasury has the right to exercise the warrant, in whole or in part, at any time on or before September 7, 2028. We recorded the aggregate fair value of the warrant of $3.5 billion as a component of additional paid-in-capital. If the warrant is exercised, the stated value of the common stock issued will be reclassified as “Common Stock” in our condensed consolidated balance sheet. Because the warrant’s exercise price of $0.00001 per share is considered non-substantive (compared to the market price of our common stock), the warrant was evaluated based on its substance over form. The warrant was determined to have characteristics of non-voting common stock, and thus included in the computation of basic and diluted earnings (loss) per share. The weighted average shares of common stock outstanding for the three and nine months ended September 30, 2008 included shares of common stock that would be issuable upon full exercise of the warrant issued to Treasury from the date of the issuance of the warrant through September 30, 2008.

On September 8, 2008, we issued one million shares of senior preferred stock to Treasury. We did not receive any cash proceeds in consideration of issuing the senior preferred stock. Under the terms of the senior preferred stock, we are required to pay Treasury a quarterly dividend of 10% per year on the aggregate liquidation preference of the senior preferred stock, but if we fail to pay timely dividends in cash on the senior preferred stock, the dividend rate will increase to 12% per year until all accrued dividends are paid in cash. Dividends will be accrued and recorded as a reduction in retained earnings when declared. Currently, the aggregate liquidation preference of the senior preferred stock is $1.0 billion. The consideration exchanged for Treasury’s commitment has been recorded as a reduction to additional paid-in-capital on the date of issuance.

2.	Summary of Significant Accounting Policies

Basis of Presentation

We are operating as a going concern and in accordance with our delegation of authority. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the SEC’s instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Results for the three and nine months ended September 30, 2008 may not necessarily be indicative of the results for the year ending December 31, 2008. The unaudited interim condensed consolidated financial statements as of September 30, 2008 and our condensed consolidated financial statements as of December 31, 2007 should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 27, 2008.

The accompanying unaudited interim condensed consolidated financial statements include our accounts as well as the accounts of other entities in which we have a controlling financial interest. All significant intercompany balances and transactions have been eliminated. As a result of our issuance to Treasury of a warrant to purchase shares of Fannie Mae common stock equal to 79.9% of the total number of shares of Fannie Mae common stock, on a fully diluted basis, that is exercisable at any time through September 7, 2028, we and the U.S. government are deemed related parties. Except for the transactions with Treasury discussed in “Note 1, Organization and Conservatorship,” “Note 9, Short-term Borrowings and Long-term Debt” and “Note 15, Stockholders’ Equity,” no transactions outside of normal business activities have occurred between us and the U.S. government during the three and nine months ended September 30, 2008.

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

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the amounts of revenues and expenses during the reporting period. Management has made significant estimates in a variety of areas, including but not limited to, valuation of certain financial instruments and other assets and liabilities, the allowance for loan losses and reserve for guaranty losses, other-than-temporary impairment of investment securities and our assessment of realizing our deferred tax assets. Actual results could be different from these estimates.

Cash and Cash Equivalents and Statements of Cash Flows

Short-term instruments with a maturity, at the date of acquisition, of three months or less and are readily convertible to known amounts of cash are considered cash and cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value. Additionally, we may pledge cash equivalent securities as collateral as discussed below. We have elected to classify some of these investments as “Investments in securities” in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 95, Statement of Cash Flows (“SFAS 95”).

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), amended SFAS 95 to classify cash flows of trading securities based on their nature and purpose. Prior to the adoption of SFAS 159, we classified cash flows of all trading securities as operating activities. Subsequent to the adoption

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

of SFAS 159, we classify cash flows from trading securities that we intend to hold for investment as investing activities and cash flows from trading securities that we do not intend to hold for investment as operating activities. The creation of Fannie Mae MBS through either securitization of loans held-for-sale or advances to lenders is reflected as a non-cash activity in our condensed consolidated statements of cash flows in the line items, “Securitization-related transfers from mortgage loans held for sale to investments in securities” or “Transfers from advances to lenders to investments in securities,” respectively. Cash inflows associated with a sale contemporaneous with a created Fannie Mae MBS are reflected in the operating activities section of our condensed consolidated statement of cash flows in the line item “Net change in trading securities.”

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

Guaranty Accounting

As guarantor of our Fannie Mae MBS issuances, we recognize at inception a non-contingent liability for the fair value of our obligation to stand ready to perform over the term of the guaranty as a component of “Guaranty obligations” in our condensed consolidated balance sheets. Prior to January 1, 2008, we measured the fair value of the guaranty obligations that we recorded when we issued Fannie Mae MBS based on market information obtained from spot transaction prices. In the absence of spot transaction prices, which was the case for the substantial majority of our guarantees, we used internal models to estimate the fair value of our guaranty obligations. We reviewed the reasonableness of the results of our models by comparing those results with available market information. Key inputs and assumptions used in our models included the amount of compensation required to cover estimated default costs, including estimated unrecoverable principal and interest that we expected to incur over the life of the underlying mortgage loans backing our Fannie Mae MBS, estimated foreclosure-related costs, estimated administrative and other costs related to our guaranty, and an estimated market risk premium, or profit, that a market participant of similar credit standing would require to assume the obligation. If our modeled estimate of the fair value of the guaranty obligation was more or less than the fair value of the total compensation received, we recognized a loss or recorded deferred profit, respectively, at inception of the guaranty contract.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

We also changed the way we measure the fair value of our existing guaranty obligations to be consistent with our new approach for measuring guaranty obligations at initial recognition. The fair value of all guaranty obligations measured subsequent to their initial recognition, is our estimate of a hypothetical transaction price we would receive if we were to issue our guaranty to an unrelated party in a standalone arm’s-length transaction at the measurement date. To measure this fair value, we will continue to use the models and inputs that we used prior to our adoption of SFAS 157 and calibrate those models to our current market pricing.

Other than the measurement of fair value of our guaranty obligations as described above, the accounting for our guarantees in our condensed consolidated financial statements is unchanged with our adoption of SFAS 157. Accordingly, the guaranty obligation amounts recorded in our condensed consolidated balance sheets attributable to guarantees issued prior to January 1, 2008 as well as those issued on or after January 1, 2008 are amortized in accordance with our established accounting policy.

Pledged Non-Cash Collateral

As of September 30, 2008, we pledged a total of $1.1 billion, comprised of $686 million of available-for-sale (“AFS”) securities and $439 million of trading securities, which the counterparties had the right to sell or repledge. As of December 31, 2007, we pledged a total of $538 million, comprised of $531 million of AFS securities, $5 million of trading securities, and $2 million of loans held for investment, which the counterparties had the right to sell or repledge.

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

We discontinue hedge accounting prospectively when (1) the hedging derivative is no longer effective in offsetting changes in fair value of the hedged item attributable to the hedged risk, (2) the derivative or the hedged item is terminated or sold, or (3) we voluntarily elect to remove the hedge accounting designation.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

When hedge accounting is discontinued, the derivative instrument continues to be carried on the balance sheet at its fair value with changes in fair value recognized in current period earnings. However, the carrying value of the hedged item is no longer adjusted for changes in fair value attributable to the hedged risk.

Fair Value Losses, Net

Fair value losses, net, consists of fair value gains and losses on derivatives, trading securities, debt carried at fair value, and foreign currency debt and adjustments to the carrying amount of hedged mortgage assets. Prior to January 1, 2008, these amounts were included within different captions of our condensed consolidated statements of operations and, as such, prior period amounts were reclassified to conform to the current period presentation.

The table below displays the composition, including the reclassification of prior period amounts, of “Fair value losses, net” for the three and nine months ended September 30, 2008 and 2007.

	For the		For the
	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(Dollars in millions)

Derivatives fair value losses, net	$(3,302)	$(2,244)	$(4,012)	$(891)
Trading securities gains (losses), net	(2,934)	295	(5,126)	(145)
Hedged mortgage assets gains, net(1)	2,028	—	1,225	—
Debt foreign exchange gains (losses) net	227	(133)	58	(188)
Debt fair value gains, net	34	—	48	—

Fair value losses, net	$(3,947)	$(2,082)	$(7,807)	$(1,224)

(1)	Represents fair value gains, net on mortgage assets designated for hedge accounting that are attributable to changes in interest rates and will be accreted through interest income over the remaining life of the hedged assets.

Fair value losses, net in the three and nine months ended September 30, 2008 primarily related to wider credit spreads on our trading securities as well as a loss on non-mortgage securities resulting from the bankruptcy of one issuer.

Reclassifications

In addition to the reclassification of prior period amounts to “Fair value losses, net,” prior period amounts previously recorded as a component of “Fee and other income” in our condensed consolidated statements of operations related to our master servicing assets and liabilities have been reclassified as “Other expenses” to conform to the current period presentation.

Pursuant to our adoption of FASB Staff Position (“FSP”) No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP FIN 39”), to offset derivative positions with the same counterparty under a master netting arrangement, we reclassified amounts in our condensed consolidated balance sheet as of December 31, 2007 related to cash collateral receivables and payables. We reclassified $1.2 billion from “Other assets” to “Derivative liabilities at fair value” and $1.9 billion from “Other liabilities” to “Derivative assets at fair value” related to cash collateral receivables and cash collateral payables, respectively.

New Accounting Pronouncements

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 (“SFAS 160”). SFAS 160 requires noncontrolling interests initially to be

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement 133

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement 133 (“SFAS 161”). SFAS 161 amends and expands the disclosure provisions in SFAS 133 for derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about how and why derivative instruments are used and the related impact on the financial statements. Quantitative disclosures including the fair value of derivative instruments and their gains and losses are required in a tabular format. SFAS 161’s provisions apply to all derivative instruments including bifurcated derivative instruments and any related hedged items. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. As SFAS 161 only requires additional footnote disclosures, it will impact the notes to our condensed consolidated financial statements, but have no impact to the condensed consolidated financial statements themselves.

SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and FIN No. 46R, Consolidation of Variable Interest Entities

On September 15, 2008, the FASB issued an exposure draft of a proposed statement of financial accounting standards, Amendments to FASB Interpretation No. 46(R) and an exposure draft of a proposed statement of financial accounting standards, Accounting for Transfer of Financial Assets-an amendment of SFAS Statement No. 140. The proposed amendments to SFAS 140 eliminate qualifying special purpose entities (“QSPEs”). Additionally, the amendments to FIN 46R would replace the current consolidation model with a qualitative evaluation that requires consolidation of an entity when the reporting enterprise both (a) has the power to direct matters which significantly impact the activities and success of the entity, and (b) has exposure to benefits and/or losses that could potentially be significant to the entity. If an enterprise is not able to reach a conclusion through the qualitative analysis, it would then proceed to a quantitative evaluation. The proposed statements would be effective for new transfers of financial assets and to all variable interest entities on or after January 1, 2010.

If we are required to consolidate incremental assets and liabilities and the fair value of those assets is less than the fair value of the corresponding liabilities, the amount of our stockholders’ equity would decrease. In addition, the amount of capital we would be required to maintain could increase if we consolidate incremental assets and liabilities. Under certain circumstances, these changes could have a material adverse impact on our earnings, financial condition and net worth. Since the amendments to SFAS 140 and FIN 46R are not final and the FASB’s proposals are subject to a public comment period, we are unable to predict the impact that the amendments may have on our consolidated financial statements.

On September 15, 2008, the FASB also issued proposed FSP No. FAS 140-e and FIN 46(R)-e, Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities. The proposed FSP is intended to

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

enhance disclosures about transfers of financial assets and interests in variable interest entities. The disclosures are similar to those in the exposure drafts to amend SFAS 140 and FIN 46R, but would be effective sooner. As proposed, we would be required to provide the disclosures included in this FSP beginning with our December 31, 2008 financial statements. The proposed FSP only requires additional disclosures and, therefore, will not have an impact on our consolidated financial statements.

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

FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active

In September 2008, the SEC and FASB issued joint guidance providing clarification of issues surrounding the application of fair value measurements under the provisions of SFAS 157 in the current market environment. In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, which amended SFAS 157 to provide an illustrative example of how to determine the fair value of a financial asset when the market for that financial asset is not active. The SEC and FASB’s guidance had no impact on our application of SFAS 157.

3.	Consolidations

We have various investments in entities considered to be variable interest entities including limited partnership interests in LIHTC partnerships, which are established to finance the construction and development of low-income affordable multifamily housing. As of September 30, 2008 and December 31, 2007, we had LIHTC partnership investments of $6.7 billion and $8.1 billion, respectively.

During the nine months ended September 30, 2008, we sold for cash a portfolio of investments in LIHTC partnerships reflecting approximately $858 million in future LIHTC tax credits and the release of future capital obligations relating to these investments. During the three and nine months ended September 30, 2007, we sold for cash a portfolio of investments in LIHTC partnerships reflecting approximately $254 million and $930 million, respectively, in future LIHTC tax credits and the release of future capital obligations relating to the investments.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

4.	Mortgage Loans

The following table displays the loans in our mortgage portfolio as of September 30, 2008 and December 31, 2007, and does not include loans underlying securities that are not consolidated, since in those instances the mortgage loans are not included in our condensed consolidated balance sheets.

	As of
	September 30,	December 31,
	2008	2007
	(Dollars in millions)

Single-family	$294,847	$311,831
Multifamily	112,824	91,746

Total unpaid principal balance of mortgage loans(1)(2)	407,671	403,577
Unamortized premiums, discounts and other cost basis adjustments, net(3)	82	726
Lower of cost or market adjustments on loans held for sale	(208)	(81)
Allowance for loan losses for loans held for investment	(1,803)	(698)

Total mortgage loans	$405,742	$403,524

(1)	Includes construction to permanent loans with an unpaid principal balance of $122 million and $149 million as of September 30, 2008 and December 31, 2007, respectively.

(2)	Includes unpaid principal balance totaling $59.0 billion and $81.8 billion as of September 30, 2008 and December 31, 2007, respectively, related to mortgage-related securities that were consolidated under FIN 46R and mortgage-related securities created from securitization transactions that did not meet the sales criteria under SFAS 140, which effectively resulted in mortgage-related securities being accounted for as loans.

(3)	Includes a net premium of $950 million as of September 30, 2008 for hedged mortgage assets that will be amortized through interest income over the life of the loans.

Loans Acquired in a Transfer

If a loan underlying a Fannie Mae MBS is in default, we have the option to purchase the loan from the MBS trust, at the unpaid principal balance of that mortgage loan plus accrued interest, after four or more consecutive monthly payments due under the loan are delinquent in whole or in part. We purchased delinquent loans from MBS trusts with an unpaid principal balance plus accrued interest of $744 million and $2.3 billion for the three months ended September 30, 2008 and 2007, respectively, and $3.3 billion and $4.3 billion for the nine months ended September 30, 2008 and 2007, respectively. Under long-term standby commitments, we purchase loans from lenders when the loans subject to these commitments meet certain delinquency criteria. We also acquire loans upon consolidating MBS trusts when the underlying collateral of these trusts includes loans.

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
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays the outstanding balance and carrying amount of acquired loans accounted for in accordance with SOP 03-3 as of September 30, 2008 and December 31, 2007.

	As of
	September 30,	December 31,
	2008	2007
	(Dollars in millions)

Outstanding contractual balance	$7,531	$8,223
Carrying amount:
Loans on accrual status	4,074	4,287
Loans on nonaccrual status	2,029	2,779

Total carrying amount of loans	$6,103	$7,066

The following table displays details on acquired loans accounted for in accordance with SOP 03-3 at their respective acquisition dates for the three and nine months ended September 30, 2008 and 2007.

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in millions)

Contractually required principal and interest payments at acquisition(1)	$871	$2,719	$3,657	$5,024
Nonaccretable difference	219	173	495	326

Cash flows expected to be collected at acquisition(1)	652	2,546	3,162	4,698
Accretable yield	256	895	1,363	1,245

Initial investment in acquired loans at acquisition	$396	$1,651	$1,799	$3,453

(1)	Contractually required principal and interest payments at acquisition and cash flows expected to be collected at acquisition are adjusted for the estimated timing and amount of prepayments.

We estimate the cash flows expected to be collected at acquisition using internal prepayment, interest rate and credit risk models that incorporate management’s best estimate of certain key assumptions, such as default rates, loss severity and prepayment speeds. The following table displays activity for the accretable yield of all outstanding loans accounted for under SOP 03-3 as of and for the three and nine months ended September 30, 2008 and 2007.

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in millions)

Beginning balance	$2,325	$1,761	$2,252	$1,511
Additions	256	895	1,363	1,245
Accretion	(73)	(69)	(218)	(202)
Reductions(1)	(505)	(393)	(1,664)	(852)
Change in estimated cash flows(2)	213	120	724	901
Reclassifications to nonaccretable difference(3)	(44)	37	(285)	(252)

Ending balance	$2,172	$2,351	$2,172	$2,351

(1)	Reductions are the result of liquidations and loan modifications due to troubled debt restructurings (“TDRs”).

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(2)	Represents changes in expected cash flows due to changes in prepayment assumptions.

(3)	Represents changes in expected cash flows due to changes in credit quality or credit assumptions.

The table above only includes accreted effective interest for those loans that are still being accounted for under SOP 03-3 and does not include SOP 03-3 loans that were modified subsequent to their acquisition from MBS trusts.

The following table displays interest income recognized and the increase in the “Provision for credit losses” related to SOP 03-3 loans for the three and nine months ended September 30, 2008 and 2007.

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in millions)

Accretion of SOP 03-3 fair value losses(1)	$37	$20	$125	$42
Interest income on SOP 03-3 loans returned to accrual status or subsequently modified as TDRs	129	107	354	304

Total SOP 03-3 interest income recognized	$166	$127	$479	$346

Increase in “Provision for credit losses” subsequent to the acquisition of SOP 03-3 loans	$12	$20	$133	$52

(1)	Represents accretion of the fair value discount that was recorded upon acquisition of SOP 03-3 loans.

Other Loans

In the first quarter of 2008, we implemented a program, HomeSaver Advance (“HSA”), to provide qualified borrowers with a 15-year unsecured personal loan in an amount equal to all past due payments on their first mortgage loan. Each loan is limited to a maximum amount up to the lesser of $15,000, or 15% of the unpaid principal balance of the delinquent first mortgage loan. This program allows borrowers to cure their payment defaults without requiring modification of their first mortgage loans. As of September 30, 2008, the aggregate unpaid principal balance of these loans was $301 million with a carrying value of $7 million. The difference between the unpaid principal balance and fair value at acquisition is recorded as a charge-off to either the “Reserve for guaranty losses” or the “Allowance for loan losses,” based on the original loan. The fair value of these loans is included in our condensed consolidated balance sheet as a component of “Other assets.” We recorded a fair value loss of $171 million and $294 million for the three and nine months ended September 30, 2008, respectively, for these loans. The fair value discount on these loans will accrete into income based on the contractual term of the loan.

5.	Allowance for Loan Losses and Reserve for Guaranty Losses

We maintain an allowance for loan losses for loans held for investment in our mortgage portfolio and a reserve for guaranty losses related to loans backing Fannie Mae MBS. The allowance and reserve are calculated based on our estimate of incurred losses. Determining the adequacy of our allowance for loan losses and reserve for guaranty losses is complex and requires judgment about the effect of matters that are inherently uncertain. Although our loss models include extensive historical loan performance data, our loss reserve process is subject to risks and uncertainties particularly in the rapidly changing credit environment. We have experienced higher defaults and severity in the three and nine months ended September 30, 2008, which has increased our estimates of incurred loss resulting in a significant increase to our allowance for loan losses and reserve for guaranty losses as of September 30, 2008.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays changes in the allowance for loan losses and reserve for guaranty losses for the three and nine months ended September 30, 2008 and 2007.

			For the
	For the		Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(Dollars in millions)

Allowance for loan losses:
Beginning balance	$1,476	$337	$698	$340
Provision	1,120	148	2,544	238
Charge-offs(1)(4)	(829)	(115)	(1,603)	(241)
Recoveries	36	25	164	58

Ending balance(2)	$1,803	$395	$1,803	$395

Reserve for guaranty losses:
Beginning balance	$7,450	$821	$2,693	$519
Provision	7,643	939	14,377	1,532
Charge-offs(3)(4)	(1,369)	(757)	(3,395)	(1,078)
Recoveries	78	9	127	39

Ending balance	$13,802	$1,012	$13,802	$1,012

(1)	Includes accrued interest of $229 million and $32 million for the three months ended September 30, 2008 and 2007, respectively, and $468 million and $84 million for the nine months ended September 30, 2008 and 2007, respectively.

(2)	Includes $108 million and $35 million as of September 30, 2008 and 2007, respectively, associated with acquired loans subject to SOP 03-3.

(3)	Includes charges recorded at the date of acquisition of $348 million and $670 million for the three months ended September 30, 2008 and 2007, respectively, and $1.5 billion and $805 million for the nine months ended September 30, 2008 and 2007, respectively, for acquired loans subject to SOP 03-3 where the acquisition cost exceeded the fair value of the acquired loan.

(4)	Also includes charges recorded for our HomeSaver Advance initiative of $171 million and $294 million for the three and nine months ended September 30, 2008, respectively.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

6.	Investments in Securities

Our securities portfolio contains mortgage-related and non-mortgage-related securities. The following table displays our investments in trading and available-for-sale securities, which are presented at fair value as of September 30, 2008 and December 31, 2007.

	As of
	September 30,	December 31,
	2008	2007
	(Dollars in millions)

Mortgage-related securities:
Fannie Mae single-class MBS	$151,727	$102,017
Fannie Mae structured MBS	70,176	77,384
Non-Fannie Mae structured	72,766	92,467
Non-Fannie Mae single-class	27,852	28,138
Mortgage revenue bonds	13,823	16,213
Other	2,607	3,179

Total	338,951	319,398

Non-mortgage-related securities:
Asset-backed securities	11,929	15,511
Corporate debt securities	7,657	13,515
Other	2,188	9,089

Total	21,774	38,115

Total investments in securities	$360,725	$357,513

Trading Securities

The following table displays our investments in trading securities and the amount of net losses recognized from holding these securities as of September 30, 2008 and December 31, 2007.

	As of
	September 30,	December 31,
	2008	2007
	(Dollars in millions)

Mortgage-related securities:
Fannie Mae single-class MBS	$48,576	$28,394
Fannie Mae structured MBS	10,471	12,064
Non-Fannie Mae structured mortgage-related securities	16,106	21,517
Non-Fannie Mae single-class mortgage-related securities	1,084	1,199
Mortgage revenue bonds	660	782

Total	$76,897	$63,956

Non-mortgage-related securities:(1)
Asset-backed securities	$11,929	$—
Corporate debt securities	7,657	—
Other	2,188	—

Total	$21,774	$—

Losses in trading securities held in our portfolio, net	$5,496	$633

(1)	Reflects the election of all of our non-mortgage securities as trading securities effective January 1, 2008 with the adoption of SFAS 159.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

We record gains and losses on trading securities in “Fair value losses, net” in our condensed consolidated statements of operations. The following table displays information about our net trading gains and losses for the three and nine months ended September 30, 2008 and 2007.

	For the		For the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in millions)

Net trading gains (losses)	$(2,934)	$295	$(5,126)	$(145)
Net trading gains (losses) recorded in the period related to securities still held at period end	$(2,950)	$52	$(5,173)	$(287)

Included in the table above, during the three and nine months ended September 30, 2008, we recorded trading losses on our non-mortgage securities of $1.5 billion and $1.9 billion, respectively, as a result of lower prices on these securities. The losses in the three and nine months ended September 30, 2008 also included $559 million related to non-mortgage investments for which the issuer declared bankruptcy. These investments had an unpaid principal balance of $663 million as of September 30, 2008.

Available-for-Sale Securities

AFS securities are initially measured at fair value and subsequent unrealized gains and losses are recorded as a component of AOCI, net of deferred taxes, in “Stockholders’ equity.” Gains and losses from the sale of AFS securities are recorded in “Investment gains (losses), net” in our condensed consolidated statements of operations.

The following table displays the gross realized gains, losses and proceeds on sales of AFS securities for the three and nine months ended September 30, 2008 and 2007.

	For the		For the
	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in millions)

Gross realized gains	$1,081	$74	$2,554	$557
Gross realized losses	(788)	(27)	(2,248)	(184)
Total proceeds	22,462	16,209	92,062	46,225

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following tables display the amortized cost, estimated fair values corresponding to unrealized gains and losses, and additional information regarding unrealized losses by major security type for AFS securities held as of September 30, 2008 and December 31, 2007.

	As of September 30, 2008
					Less Than 12		12 Consecutive
					Consecutive Months		Months or Longer
	Total	Gross	Gross	Total	Gross	Total	Gross	Total
	Amortized	Unrealized	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Cost(1)	Gains	Losses	Value	Losses	Value	Losses	Value
	(Dollars in millions)

Fannie Mae single-class MBS	$103,669	$665	$(1,183)	$103,151	$(974)	$60,991	$(209)	$6,949
Fannie Mae structured MBS	59,989	489	(773)	59,705	(447)	27,410	(326)	7,532
Non-Fannie Mae single-class mortgage-related securities	26,634	261	(127)	26,768	(104)	10,427	(23)	1,132
Non-Fannie Mae structured mortgage-related securities	67,493	70	(10,903)	56,660	(3,267)	20,817	(7,636)	27,823
Mortgage revenue bonds	14,817	28	(1,682)	13,163	(800)	7,554	(882)	3,900
Other mortgage-related securities	2,600	114	(107)	2,607	(85)	1,102	(22)	132

Total	$275,202	$1,627	$(14,775)	$262,054	$(5,677)	$128,301	$(9,098)	$47,468

	As of December 31, 2007
					Less Than 12		12 Consecutive
					Consecutive Months		Months or Longer
	Total	Gross	Gross	Total	Gross	Total	Gross	Total
	Amortized	Unrealized	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Cost(1)	Gains	Losses	Value	Losses	Value	Losses	Value
	(Dollars in millions)

Fannie Mae single-class MBS	$73,560	$627	$(564)	$73,623	$(39)	$6,155	$(525)	$44,110
Fannie Mae structured MBS	65,225	639	(544)	65,320	(32)	4,792	(512)	29,897
Non-Fannie Mae single-class mortgage-related securities	26,699	334	(94)	26,939	(12)	2,439	(82)	7,328
Non-Fannie Mae structured mortgage-related securities	73,984	317	(3,351)	70,950	(1,389)	22,925	(1,962)	30,145
Mortgage revenue bonds	15,564	146	(279)	15,431	(130)	4,210	(149)	2,686
Other mortgage-related securities	2,949	233	(3)	3,179	(2)	114	(1)	67
Asset-backed securities	15,510	1	—	15,511	—	—	—	—
Corporate debt securities	13,506	9	—	13,515	—	—	—	—
Other non-mortgage-related securities	9,089	—	—	9,089	—	—	—	—

Total	$296,086	$2,306	$(4,835)	$293,557	$(1,604)	$40,635	$(3,231)	$114,233

(1)	Amortized cost includes unamortized premiums, discounts and other cost basis adjustments, as well as other-than-temporary impairment.

The fair value of securities varies from period to period due to changes in interest rates and changes in credit performance of the underlying issuer, among other factors. For the three and nine months ended September 30, 2008, we recognized $1.8 billion and $2.4 billion in other-than-temporary impairment, primarily related to private-label securities where we concluded that it was probable that we would not collect all of the contractual principal and interest amounts due or we determined that we did not intend to hold the security until recovery of the unrealized loss. These other-than-temporary impairments consisted of $1.3 billion and $1.4 billion, respectively, in Alt-A securities and $537 million and $965 million, respectively,

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

in subprime securities for the three and nine months ended September 30, 2008. Other-than-temporary impairment loss is recognized as a component of “Investment gains (losses), net” in our condensed consolidated statements of operations.

Included in the $14.8 billion of gross unrealized losses on AFS securities as of September 30, 2008 was $9.1 billion of unrealized losses that have existed for a period of 12 consecutive months or longer. The unrealized losses on these securities are due to the widening of credit spreads. Securities with unrealized losses for 12 consecutive months or longer had a market value as of September 30, 2008 that was on average 84% of their amortized cost basis. Unrealized losses on these securities will be recovered when market interest rates change or at maturity. Based on our review for impairments of AFS securities, which includes an evaluation of the collectibility of cash flows, we have concluded that the unrealized losses on AFS securities in our investment portfolio as displayed above do not represent other-than-temporary impairment as of September 30, 2008.

For the three and nine months ended September 30, 2007, we recognized other-than-temporary impairment totaling $75 million and $78 million, respectively, of which $55 million for both the three and nine months ended September 30, 2007 were due to credit ratings downgrades and other credit-related events relating to certain non-mortgage investments that we had designated as available-for-sale. These events caused the fair value of these securities to decline below their carrying value.

7.	Financial Guarantees

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

We record a guaranty obligation for (i) guarantees on lender swap transactions issued or modified on or after January 1, 2003, pursuant to FIN 45, (ii) guarantees on portfolio securitization transactions, (iii) credit enhancements on mortgage revenue bonds, and (iv) our obligation to absorb losses under long-term standby commitments. Our guaranty obligation represents our estimated obligation to stand ready to perform on these guarantees. Our guaranty obligation is recorded at fair value at inception. The carrying amount of the guaranty obligation, excluding deferred profit, was $13.3 billion and $11.1 billion as of September 30, 2008 and December 31, 2007, respectively. We also record an estimate of incurred credit losses on these guarantees in “Reserve for guaranty losses” in our condensed consolidated balance sheets.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

We have a portion of our guarantees reflected in our condensed consolidated balance sheets. For those guarantees recorded in our condensed consolidated balance sheets, our maximum potential exposure under these guarantees is primarily comprised of the unpaid principal balance of the underlying mortgage loans, which totaled $2.4 trillion and $2.1 trillion as of September 30, 2008 and December 31, 2007, respectively. In addition, we had exposure of $179.1 billion and $206.5 billion for other guarantees not recorded in our condensed consolidated balance sheets as of September 30, 2008 and December 31, 2007, respectively, which primarily represents the unpaid principal balance of loans underlying guarantees issued prior to the effective date of FIN 45.

The maximum exposure from our guarantees is not representative of the actual loss we are likely to incur, based on our historical loss experience. In the event we were required to make payments under our guarantees, we would pursue recovery of these payments by exercising our rights to the collateral backing the underlying loans and through available credit enhancements, which includes all recourse with third parties and mortgage insurance. The maximum amount we could recover through available credit enhancements and recourse with third parties on guarantees recorded in our condensed consolidated balance sheets was $124.2 billion and $118.5 billion as of September 30, 2008 and December 31, 2007, respectively. The maximum amount we could recover through available credit enhancements and recourse with all third parties on other guarantees not recorded in our condensed consolidated balance sheets was $18.4 billion and $22.7 billion as of September 30, 2008 and December 31, 2007, respectively. Recoverability of such credit enhancements and recourse is subject to, but not limited to, our mortgage insurers’ and financial guarantors’ ability to meet their obligations. Refer to Note 17 “Concentrations of Credit Risk” for additional information.

The following table displays changes in our “Guaranty obligations” for the three and nine months ended September 30, 2008 and 2007.

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in millions)

Balance as of beginning of period	$16,441	$12,954	$15,393	$11,145
Additions to guaranty obligations(1)	1,769	2,383	6,239	5,857
Amortization of guaranty obligations into guaranty fee income	(1,155)	(777)	(4,134)	(2,248)
Impact of consolidation activity(2)	(239)	(238)	(682)	(432)

Balance as of end of period	$16,816	$14,322	$16,816	$14,322

(1)	Represents the fair value of the contractual obligation and deferred profit at issuance of new guarantees.

(2)	Upon consolidation of MBS trusts, we derecognize our guaranty obligation to the respective trust.

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

Upon the adoption of SFAS 157, the fair value of the guaranty obligation at inception equals the fair value of the total compensation received and there are no losses or deferred profit on guaranty contracts issued on or after January 1, 2008. Deferred profit had a carrying amount of $3.5 billion and $4.3 billion as of September 30, 2008 and December 31, 2007, respectively. For the three months ended September 30, 2008 and 2007, we recognized deferred profit amortization of $210 million and $221 million, respectively. For the

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

nine months ended September 30, 2008 and 2007, we recognized deferred profit amortization of $941 million and $714 million, respectively.

The fair value of the guaranty obligation, net of deferred profit, associated with the Fannie Mae MBS included in “Investments in securities” was $2.4 billion and $438 million as of September 30, 2008 and December 31, 2007, respectively.

8.	Acquired Property, Net

Acquired property, net consists of foreclosed property received in full satisfaction of a loan net of a valuation allowance for declines in the fair value of foreclosed properties after initial acquisition. The following table displays the activity in acquired property and the related valuation allowance for the three and nine months ended September 30, 2008 and 2007.

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2008			September 30, 2008
	Acquired	Valuation	Acquired	Acquired	Valuation	Acquired
	Property	Allowance(1)	Property, Net	Property	Allowance(1)	Property, Net
	(Dollars in millions)

Balance as of beginning of period	$6,453	$(458)	$5,995	$3,853	$(251)	$3,602
Additions	3,468	(22)	3,446	8,494	(38)	8,456
Disposals	(1,765)	164	(1,601)	(4,191)	395	(3,796)
Write-downs, net of recoveries	—	(347)	(347)	—	(769)	(769)

Balance as of end of period	$8,156	$(663)	$7,493	$8,156	$(663)	$7,493

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2007			September 30, 2007
	Acquired	Valuation	Acquired	Acquired	Valuation	Acquired
	Property	Allowance(1)	Property, Net	Property	Allowance(1)	Property, Net
	(Dollars in millions)

Balance as of beginning of period	$2,810	$(135)	$2,675	$2,257	$(116)	$2,141
Additions	1,449	(78)	1,371	3,794	(88)	3,706
Disposals	(986)	83	(903)	(2,778)	224	(2,554)
Write-downs, net of recoveries	—	(36)	(36)	—	(186)	(186)

Balance as of end of period	$3,273	$(166)	$3,107	$3,273	$(166)	$3,107

(1)	Reflects activities in the valuation allowance for acquired properties held primarily by our Single-Family segment.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

9.	Short-term Borrowings and Long-term Debt

Short-term Borrowings

Our short-term borrowings (borrowings with an original contractual maturity of one year or less) consist of both “Federal funds purchased and securities sold under agreements to repurchase” and “Short-term debt” in our condensed consolidated balance sheets. The following table displays our outstanding short-term borrowings as of September 30, 2008 and December 31, 2007.

	As of
	September 30, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Outstanding	Rate(1)	Outstanding	Rate(1)
	(Dollars in millions)

Federal funds purchased and securities sold under agreements to repurchase	$1,357	2.04%	$869	3.48%

Fixed short-term debt:
Discount notes	$275,351	2.48%	$233,258	4.45%
Foreign exchange discount notes	304	4.20	301	4.28
Other short-term debt	232	2.74	601	4.37

Total fixed short-term debt	275,887	2.48	234,160	4.45
Floating-rate short-term debt	4,495	2.08	—	—

Total short-term debt	$280,382	2.48%	$234,160	4.45%

(1)	Includes discounts, premiums and other cost basis adjustments.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Long-term Debt

Long-term debt represents borrowings with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt as of September 30, 2008 and December 31, 2007.

	As of
	September 30, 2008			December 31, 2007
			Weighted			Weighted
			Average			Average
			Interest			Interest
	Maturities	Outstanding	Rate(1)	Maturities	Outstanding	Rate(1)
	(Dollars in millions)

Senior fixed:
Benchmark notes and bonds	2008-2030	$254,620	4.92%	2008-2030	$256,538	5.12%
Medium-term notes	2008-2018	159,334	4.34	2008-2017	202,315	5.06
Foreign exchange notes and bonds	2009-2028	1,678	4.83	2008-2028	2,259	3.30
Other long-term debt(2)	2008-2038	72,146	5.97	2008-2038	69,717	6.01

Total senior fixed		487,778	4.89		530,829	5.20
Senior floating:
Medium-term notes(2)	2008-2017	45,997	2.43	2008-2017	12,676	5.87
Other long-term debt(2)	2017-2037	1,090	6.50	2017-2037	1,024	7.76

Total senior floating		47,087	2.53		13,700	6.01
Subordinated fixed:
Medium-term notes	2011	2,500	6.24	2008-2011	3,500	5.62
Other subordinated debt	2012-2019	7,067	6.56	2012-2019	7,524	6.39

Total subordinated fixed		9,567	6.48		11,024	6.14
Debt from consolidations	2008-2039	6,496	5.81	2008-2039	6,586	5.95

Total long-term debt(3)		$550,928	4.72%		$562,139	5.25%

(1)	Includes discounts, premiums and other cost basis adjustments.

(2)	Includes a portion of structured debt instruments at fair value.

(3)	Reported amounts include a net discount and other cost basis adjustments of $14.6 billion and $11.6 billion as of September 30, 2008 and December 31, 2007, respectively.

Intraday Lines of Credit

We periodically use secured and unsecured intraday funding lines of credit provided by several large financial institutions. We post collateral which, in some circumstances, the secured party has the right to repledge to third parties. As these lines of credit are uncommitted intraday loan facilities, we may not be able to draw on them if and when needed. As of September 30, 2008 and December 31, 2007, we had secured uncommitted lines of credit of $30.0 billion and $28.0 billion, respectively, and unsecured uncommitted lines of credit of $500 million and $2.5 billion, respectively. No amounts were drawn on these lines of credit as of September 30, 2008 or December 31, 2007.

Credit Facility with Treasury

On September 19, 2008, we entered into a lending agreement with Treasury under which we may request loans until December 31, 2009. Loans under the Treasury credit facility require approval from Treasury at the

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

time of request. Treasury is not obligated under the credit facility to make, increase, renew or extend any loan to us. The credit facility does not specify a maximum amount that may be borrowed under the credit facility, but any loans made to us by Treasury pursuant to the credit facility must be collateralized by Fannie Mae MBS or Freddie Mac mortgage-backed securities.

The credit facility does not specify the maturities or interest rate of loans that may be made by Treasury under the credit facility. In a Fact Sheet regarding the credit facility published by Treasury on September 7, 2008, Treasury indicated that loans made pursuant to the credit facility will be for short-term durations and would in general be expected to be for less than one month but no shorter than one week. The Fact Sheet further indicated that the interest rate on loans made pursuant to the credit facility ordinarily will be based on the daily LIBOR rate for a similar term of the loan plus 50 basis points. As of November 9, 2008, we have not drawn on this credit facility. If we borrow under this credit facility, we will account for the draws as secured borrowings.

10.	Derivative Instruments and Hedging Activities

Derivative instruments are an integral part of our strategy in managing interest rate risk. Derivative instruments may be privately negotiated contracts, which are often referred to as over-the-counter (“OTC”) derivatives, or they may be listed and traded on an exchange. When deciding whether to use derivatives, we consider a number of factors, such as cost, efficiency, the effect on our liquidity and capital, and our overall interest rate risk management strategy. We choose to use derivatives when we believe they will provide greater relative value or more efficient execution of our strategy than debt securities. We report derivatives at fair value as either assets or liabilities, net for each counterparty inclusive of cash collateral paid or received, in our condensed consolidated balance sheets. The derivatives we use for interest rate risk management purposes consist primarily of OTC contracts that fall into three broad categories:

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

We enter into forward purchase and sale commitments that lock in the future delivery of mortgage loans and mortgage-related securities at a fixed price or yield. Certain commitments to purchase mortgage loans and purchase or sell mortgage-related securities meet the definition of a derivative and these commitments are recorded in our condensed consolidated balance sheets at fair value as either “Derivative assets at fair value” or “Derivative liabilities at fair value.” Typically, we settle the notional amount of our mortgage commitments; however, we generally do not settle the notional amount of our other derivative instruments. Notional amounts, therefore, simply provide the basis for calculating actual payments or settlement amounts.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays the outstanding notional balances and the estimated fair value of our derivative instruments as of September 30, 2008 and December 31, 2007.

	As of
	September 30, 2008		December 31, 2007
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Dollars in millions)

Risk management derivatives:
Swaps:
Pay-fixed	$515,853	$(15,044)	$377,738	$(14,357)
Receive-fixed	372,555	6,176	285,885	6,390
Basis	24,761	(257)	7,001	(21)
Foreign currency	1,980	72	2,559	353
Swaptions:
Pay-fixed	71,610	660	85,730	849
Receive-fixed	100,485	4,998	124,651	5,877
Interest rate caps	500	3	2,250	8
Other(1)	777	109	650	71
Net collateral payable	—	4,554	—	(712)
Accrued interest receivable (payable), net	—	(1,695)	—	221

Total risk management derivatives	$1,088,521	$(424)	$886,464	$(1,321)

Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	$2,274	$(14)	$1,895	$6
Forward contracts to purchase mortgage-related securities	45,590	148	25,728	91
Forward contracts to sell mortgage-related securities	35,243	84	27,743	(108)

Total mortgage commitment derivatives	$83,107	$218	$55,366	$(11)

(1)	Includes MBS options, swap credit enhancements and mortgage insurance contracts that are accounted for as derivatives. The mortgage insurance contracts have payment provisions that are not based on a notional amount.

Beginning in April 2008, we began to employ fair value hedge accounting for some of our interest rate risk management activities by designating hedging relationships between certain of our interest rate derivatives and mortgage assets. We achieve hedge accounting by designating all or a fixed percentage of a pay-fixed receive-variable interest rate swap as a hedge of the changes in the fair value attributable to the changes in LIBOR for a specific mortgage asset. As of September 30, 2008, we had a notional amount of $15.5 billion of derivatives in hedging relationships with a fair value loss of $272 million.

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

When we determine that a hedging relationship is highly effective, changes in the fair value of the hedged item attributable to changes in the benchmark interest rate are recorded as an adjustment to the carrying value of the hedged item. These adjustments are amortized into earnings over the remaining life of the hedged item in accordance with our policies for amortization of carrying value adjustments. For the three and nine months ended September 30, 2008, we recorded $2.0 billion and $1.2 billion, respectively, of increases in the carrying value of the hedged assets before related amortization due to hedge accounting. This gain on the hedged asset

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

was offset by fair value losses of $2.1 billion and $1.3 billion, excluding valuation changes due to the passage of time, on the pay-fixed swaps designated as hedging instruments for the three and nine months ended September 30, 2008, respectively. During the three and nine months ended September 30, 2008, we recorded a loss for the ineffective portion of our hedges of $101 million and $115 million, respectively. Our assessment of hedge effectiveness excluded a loss of $39 million and $74 million, respectively, which was not related to changes in the benchmark interest rate for the three and nine months ended September 30, 2008. All derivative gains and losses are recorded as a component of “Fair value losses, net” in our condensed consolidated statements of operations.

11.	Income Taxes

Our effective tax rate is the provision (benefit) for federal income taxes, excluding the tax effect of extraordinary items, expressed as a percentage of income or loss before federal income taxes. The effective tax rate for the three months ended September 30, 2008 and 2007 was 143% and 29%, respectively, and 69% and 45% for the nine months ended September 30, 2008 and 2007, respectively. Our effective tax rate is different from the federal statutory rate of 35% primarily due to the benefits of our investments in housing projects eligible for the low-income housing tax credit and other equity investments that provide tax credits, the establishment of a valuation allowance of $21.4 billion in the three month period ended September 30, 2008 and our holdings of tax-exempt investments.

We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits. Our deferred tax assets, net of valuation allowances, totaled $4.6 billion and $13.0 billion as of September 30, 2008 and December 31, 2007, respectively. We evaluate our deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including our historical profitability and projections of future taxable income. We are required to establish a valuation allowance for deferred tax assets and record a charge to income or stockholders’ equity if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved business plans and ongoing tax planning strategies. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between our projected operating performance, our actual results and other factors.

As of September 30, 2008, we were in a cumulative book taxable loss position for more than a twelve-quarter period. For purposes of establishing a deferred tax valuation allowance, this cumulative book taxable loss position is considered significant, objective evidence that we may not be able to realize some portion of our deferred tax assets in the future. Our cumulative book taxable loss position was caused by the negative impact on our results from the weak housing and credit market conditions over the past year. These conditions deteriorated dramatically during the three month period ended September 30, 2008, causing a significant increase in our pre-tax loss for the three month period ended September 30, 2008, due in part to much higher credit losses, and downward revisions to our projections of future results. Because of the volatile economic conditions during the three month period ended September 30, 2008, our projections of future credit losses have become more uncertain.

As of September 30, 2008, we concluded that it was more likely than not that we would not generate sufficient future taxable income to realize all of our deferred tax assets. Our conclusion was based on our consideration of the relative weight of the available evidence, including the rapid deterioration of market conditions discussed above, the uncertainty of future market conditions on our results of operations and

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

significant uncertainty surrounding our future business model as a result of the placement of the company into conservatorship by FHFA on September 6, 2008. As a result, we recorded a non-cash charge of $21.4 billion in our condensed consolidated statement of operations in the three month period ended September 30, 2008 related to the establishment of a valuation allowance for our deferred tax asset for the portion of the future tax benefit that more likely than not will not be utilized in the future. We did not establish a valuation allowance for the deferred tax asset amount of $4.6 billion as of September 30, 2008 that is related to unrealized losses recorded through AOCI on our available-for-sale securities. We believe this deferred tax amount is recoverable because we have the intent and ability to hold these securities until recovery of the unrealized loss amounts.

Section 382 of the Internal Revenue Code limits a corporation’s ability to use certain tax benefits when more than 50 percent of its stock has been acquired (determined under specific rules and assumptions) resulting in a change in ownership. The IRS has provided that we will not have an ownership change on or after September 7, 2008, the date that Treasury acquired the senior preferred stock and the warrant as described in “Note 1, Organization and Conservatorship.”

The Internal Revenue Service (“IRS”) is currently examining our 2005 and 2006 federal income tax returns. The IRS Appeals Division is currently considering issues related to tax years 1999-2004.

Unrecognized Tax Benefits

We had $1.3 billion and $124 million of unrecognized tax benefits at September 30, 2008 and December 31, 2007, respectively. Of these amounts, we had $8 million at both September 30, 2008 and December 31, 2007, which, if resolved favorably, would reduce our effective tax rate in future periods. As of September 30, 2008 and December 31, 2007, we had accrued interest payable related to unrecognized tax benefits of $237 million and $28 million, respectively, and did not recognize any tax penalty payable. It is reasonably possible that changes in our gross balance of unrecognized tax benefits may occur within the next 12 months, including possible changes in connection with an IRS review of fair market value losses we recognized on certain securities held in our portfolio. The increase in our unrecognized tax benefit during the nine months ended September 30, 2008, is primarily due to an increase in our reserve related to fair market value losses taken on our income tax returns for 2005 and 2006 and our view of the potential for a settlement with the IRS of this issue. The potential decrease in the unrecognized tax benefit related to these fair market value losses and other smaller issues is approximately $1.1 billion. This decrease in our unrecognized tax benefit would represent a temporary difference; therefore, it would not result in a change to our effective tax rate.

The following table displays the changes in our unrecognized tax benefits for the three and nine months ended September 30, 2008 and 2007.

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in millions)

Beginning balance	$1,428	$163	$124	$163
Additions (reductions) based on tax positions related to prior years, net of related tax credits	(104)	—	1,200	—

Ending balance as of September 30	$1,324	$163	$1,324	$163

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

12.	Earnings (Loss) Per Share

The following table displays the computation of basic and diluted earnings (loss) per share of common stock for the three and nine months ended September 30, 2008 and 2007.

	For the Three Months
	Ended
	September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars and shares in millions, except per share amounts)

Income (loss) before extraordinary losses	$(28,899)	$(1,402)	$(33,351)	$1,512
Extraordinary gains (losses), net of tax effect	(95)	3	(129)	(3)

Net income (loss)	(28,994)	(1,399)	(33,480)	1,509
Preferred stock dividends and issuance costs at redemption(1)	(419)	(119)	(1,044)	(372)

Net income (loss) available to common stockholders—basic	(29,413)	(1,518)	(34,524)	1,137
Convertible preferred stock dividends(2)	—	—	—	—

Net income (loss) available to common stockholders—diluted	$(29,413)	$(1,518)	$(34,524)	$1,137

Weighted-average common shares outstanding—basic(3)	2,262	974	1,424	973
Dilutive potential common shares:
Stock-based awards(4)	—	—	—	2
Convertible preferred stock(5)	—	—	—	—

Weighted-average common shares outstanding—diluted	2,262	974	1,424	975

Basic earnings (loss) per share:
Earnings (loss) before extraordinary losses(6)	$(12.96)	$(1.56)	$(24.15)	$1.17
Extraordinary losses, net of tax effect	(0.04)	—	(0.09)	—

Basic earnings (loss) per share	$(13.00)	$(1.56)	$(24.24)	$1.17

Diluted earnings (loss) per share:
Earnings (loss) before extraordinary losses(6)	$(12.96)	$(1.56)	$(24.15)	$1.17
Extraordinary losses, net of tax effect	(0.04)	—	(0.09)	—

Diluted earnings (loss) per share	$(13.00)	$(1.56)	$(24.24)	$1.17

(1)	Amounts for the three and nine months ended September 30, 2008 include approximately $6 million of dividends accumulated, but undeclared, for the reporting period on our outstanding cumulative senior preferred stock.

(2)	In the computation of diluted EPS, convertible preferred stock dividends are added back to net income (loss) available to common stockholders when the assumed conversion of the preferred shares is dilutive and is assumed to be converted from the beginning of the period. For the three and nine months ended September 30, 2008 and 2007, the assumed conversion of the preferred shares had an anti-dilutive effect.

(3)	Amounts for the three and nine months ended September 30, 2008 include 1.2 billion and 400 million weighted-average shares of common stock, respectively, that would be issuable upon the full exercise of the warrant issued to Treasury from the date the warrant was issued through September 30, 2008.

(4)	Represents incremental shares from in-the-money nonqualified stock options and other performance awards. Weighted-average options and performance awards to purchase approximately 22 million and 14 million shares of common stock for the three months ended September 30, 2008 and 2007, respectively, and 23 million and 17 million shares of common stock for the nine months ended September 30, 2008 and 2007, respectively, were outstanding in each period, but were excluded from the computation of diluted EPS since they would have been anti-dilutive.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(5)	Represents incremental shares from the assumed conversion of outstanding convertible preferred stock when the assumed conversion of the preferred shares is dilutive and is assumed to be converted from the beginning of the period.

(6)	Amount is net of preferred stock dividends and issuance costs at redemption.

13.	Employee Retirement Benefits

The following table displays components of our net periodic benefit cost for our qualified and nonqualified pension plans and other postretirement plan for the three and nine months ended September 30, 2008 and 2007. The net periodic benefit cost for each period is calculated based on assumptions at the end of the prior year.

	For the Three Months Ended September 30,
	2008			2007
	Pension Plans		Other Post-	Pension Plans		Other Post-
		Non-	Retirement		Non-	Retirement
	Qualified	Qualified	Plan	Qualified	Qualified	Plan
	(Dollars in millions)

Service cost	$7	$2	$1	$17	$3	$5
Interest cost	12	3	3	12	2	4
Expected return on plan assets	(15)	—	—	(14)	—	—
Amortization of net actuarial (gain) loss	—	(1)	—	(1)	1	—
Amortization of net prior service cost (credit)	—	—	(1)	1	(1)	(1)
Amortization of initial transition obligation	—	—	—	—	—	1
Curtailment (gain) loss	—	(1)	—	1	—	9

Net periodic benefit cost	$4	$3	$3	$16	$5	$18

	For the Nine Months Ended September 30,
	2008			2007
	Pension Plans		Other Post-	Pension Plans		Other Post-
		Non-	Retirement		Non-	Retirement
	Qualified	Qualified	Plan	Qualified	Qualified	Plan
	(Dollars in millions)

Service cost	$29	$6	$4	$45	$9	$11
Interest cost	37	8	7	36	7	9
Expected return on plan assets	(44)	—	—	(42)	—	—
Amortization of net actuarial (gain) loss	—	(1)	1	—	2	1
Amortization of net prior service cost (credit)	—	1	(4)	1	1	(1)
Amortization of initial transition obligation	—	—	1	—	—	2
Curtailment (gain) loss	—	(1)	—	1	—	9
Special termination benefit charge	—	—	3	—	—	—

Net periodic benefit cost	$22	$13	$12	$41	$19	$31

As of September 30, 2008, contributions of $4 million have been made to the nonqualified pension plans and contributions of $5 million have been made to our postretirement benefit plan. We anticipate contributing an additional $2 million to our nonqualified pension plans during 2008 for a total of $6 million. Also, we anticipate contributing an additional $2 million during 2008 to fund our postretirement benefit plan for a total of $7 million.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Because the criteria of our funding policy were met as of December 31, 2007, our most recent measurement date, we did not expect to make a contribution during 2008 and as such, had not made a contribution to our qualified pension plan during the nine month period ended September 30, 2008. However, in light of the extreme market volatility and recent dramatic decline in the global equity markets, we determined in October 2008 that a review of the value of our qualified pension plan assets and the funded status should be completed prior to our next annual valuation. During our review, we determined that plan assets would likely be below our funding target as of our next measurement date. Accordingly, in November 2008, consistent with our funding policy, we elected to make a voluntary contribution of $80 million to our qualified pension plan for 2008 to offset some of the recent investment losses. We will re-evaluate the funded status at year-end to determine if additional contributions are needed under our funding policy. There was no impact to our condensed consolidated financial statements as of September 30, 2008 related to this contribution.

14.	Segment Reporting

We manage our business using three operating segments: Single-Family; HCD; and Capital Markets. During the three months ended September 30, 2008, our chief executive officer was replaced. Our new chief executive officer has been delegated the authority by FHFA to conduct day-to-day management activities, and as such, our chief executive officer continues to be the chief operating decision maker who makes decisions about resources to be allocated to each segment and assesses segment performance.

Our segment financial results include directly attributable revenues and expenses. Additionally, we allocate to each of our segments: (i) capital using FHFA minimum capital requirements adjusted for over- or under-capitalization; (ii) indirect administrative costs; and (iii) a provision (benefit) for federal income taxes. In addition, we allocate intercompany guaranty fee income as a charge to Capital Markets from the Single-Family and HCD segments for managing the credit risk on mortgage loans held by the Capital Markets segment.

The following table displays our segment results for the three and nine months ended September 30, 2008 and 2007.

	For the Three Months Ended September 30, 2008
			Capital
	Single-Family	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$133	$(86)	$2,308	$2,355
Guaranty fee income (expense)(2)	1,674	161	(360)	1,475
Trust management income	63	2	—	65
Investment losses, net	(17)	—	(1,607)	(1,624)
Fair value losses, net	—	—	(3,947)	(3,947)
Debt extinguishment gains, net	—	—	23	23
Losses from partnership investments	—	(587)	—	(587)
Fee and other income	68	43	53	164
Administrative expenses	(235)	(77)	(89)	(401)
Provision for credit losses	(8,740)	(23)	—	(8,763)
Other expenses	(623)	(7)	(18)	(648)

Loss before federal income taxes and extraordinary losses	(7,677)	(574)	(3,637)	(11,888)
Provision for federal income taxes	6,550	2,025	8,436	17,011

Loss before extraordinary losses	(14,227)	(2,599)	(12,073)	(28,899)
Extraordinary losses	—	—	(95)	(95)

Net loss	$(14,227)	$(2,599)	$(12,168)	$(28,994)

(1)	Includes cost of capital charge.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(2)	Includes intercompany guaranty fee income (expense) allocated to Single-Family and HCD from Capital Markets for absorbing the credit risk on mortgage loans held in our portfolio.

	For the Three Months Ended September 30, 2007
			Capital
	Single-Family	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$100	$(106)	$1,064	$1,058
Guaranty fee income (expense)(2)	1,424	115	(307)	1,232
Losses on certain guaranty contracts	(292)	(2)	—	(294)
Trust management income	138	8	—	146
Investment losses, net(3)	(47)	—	(112)	(159)
Fair value losses, net(3)	—	—	(2,082)	(2,082)
Debt extinguishment gains, net	—	—	31	31
Losses from partnership investments	—	(147)	—	(147)
Fee and other income(3)	80	70	67	217
Administrative expenses	(370)	(134)	(156)	(660)
Provision for credit losses	(1,084)	(3)	—	(1,087)
Other expenses(3)	(233)	(5)	(1)	(239)

Loss before federal income taxes and extraordinary losses	(284)	(204)	(1,496)	(1,984)
Benefit for federal income taxes	(98)	(301)	(183)	(582)

Income (loss) before extraordinary losses	(186)	97	(1,313)	(1,402)
Extraordinary gains, net of tax effect	—	—	3	3

Net income (loss)	$(186)	$97	$(1,310)	$(1,399)

(1)	Includes cost of capital charge.

(2)	Includes intercompany guaranty fee income (expense) allocated to Single-Family and HCD from Capital Markets for absorbing the credit risk on mortgage loans held in our portfolio.

(3)	Certain prior period amounts have been reclassified to conform with the current period presentation in our condensed consolidated statements of operations.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	For the Nine Months Ended September 30, 2008
			Capital
	Single-Family	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$409	$(277)	$5,970	$6,102
Guaranty fee income (expense)(2)	5,435	443	(1,043)	4,835
Trust management income	242	5	—	247
Investment losses, net	(102)	—	(2,516)	(2,618)
Fair value losses, net	—	—	(7,807)	(7,807)
Debt extinguishment losses, net	—	—	(158)	(158)
Losses from partnership investments	—	(923)	—	(923)
Fee and other income	262	156	198	616
Administrative expenses	(809)	(289)	(327)	(1,425)
Provision for credit losses	(16,898)	(23)	—	(16,921)
Other expenses	(1,478)	(82)	(132)	(1,692)

Loss before federal income taxes and extraordinary losses	(12,939)	(990)	(5,815)	(19,744)
Provision for federal income taxes	4,702	1,387	7,518	13,607

Loss before extraordinary losses	(17,641)	(2,377)	(13,333)	(33,351)
Extraordinary losses	—	—	(129)	(129)

Net loss	$(17,641)	$(2,377)	$(13,462)	$(33,480)

(1)	Includes cost of capital charge.

(2)	Includes intercompany guaranty fee income (expense) allocated to Single-Family and HCD from Capital Markets for absorbing the credit risk on mortgage loans held in our portfolio.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	For the Nine Months Ended September 30, 2007
			Capital
	Single-Family	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$293	$(303)	$3,455	$3,445
Guaranty fee income (expense)(2)	4,015	326	(891)	3,450
Losses on certain guaranty contracts	(1,023)	(15)	—	(1,038)
Trust management income	433	27	—	460
Investment gains (losses), net(3)	(46)	—	89	43
Fair value losses, net(3)	—	—	(1,224)	(1,224)
Debt extinguishment gains, net	—	—	72	72
Losses from partnership investments	—	(527)	—	(527)
Fee and other income(3)	246	251	254	751
Administrative expenses	(1,108)	(420)	(490)	(2,018)
Benefit (provision) for credit losses	(1,771)	1	—	(1,770)
Other expenses(3)	(575)	(17)	(8)	(600)

Income (loss) before federal income taxes and extraordinary losses	464	(677)	1,257	1,044
Provision (benefit) for federal income taxes	159	(1,047)	420	(468)

Income before extraordinary losses	305	370	837	1,512
Extraordinary losses, net of tax effect	—	—	(3)	(3)

Net income	$305	$370	$834	$1,509

(1)	Includes cost of capital charge.

(2)	Includes intercompany guaranty fee income (expense) allocated to Single-Family and HCD from Capital Markets for absorbing the credit risk on mortgage loans held in our portfolio.

(3)	Certain prior period amounts have been reclassified to conform with the current period presentation in our condensed consolidated statements of operations.

15.	Stockholders’ Equity

Common Stock

Shares of common stock outstanding, net of shares held as treasury stock, totaled 1,070 million and 974 million as of September 30, 2008 and December 31, 2007, respectively. On May 14, 2008, we received gross proceeds of $2.6 billion from the issuance of 94 million new shares of no par value common stock with a stated value of $0.5250 per share.

During the conservatorship, the powers of the stockholders are suspended. Accordingly, our common stockholders do not have the ability to elect directors or to vote on other matters during the conservatorship unless FHFA elects to delegate this authority to them. The senior preferred stock purchase agreement with Treasury prohibits the payment of dividends on common stock without the prior written consent of Treasury. The conservator also has eliminated common stock dividends. In addition, we issued a warrant to Treasury that provides Treasury with the right to purchase shares of our common stock equal to 79.9% of the total number of shares of common stock outstanding on a fully diluted basis on the date of exercise for a nominal price, which would substantially dilute the ownership in Fannie Mae of our common stockholders at the time

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

of exercise. Refer to the “Issuance of Senior Preferred Stock and Common Stock Warrant to Treasury” section below for further description of the warrant.

Preferred Stock

As of September 30, 2008 and December 31, 2007, we had preferred stock outstanding (other than the senior preferred stock) of $21.7 billion and $16.9 billion, respectively. During the conservatorship, the powers of the preferred stockholders are suspended. The senior preferred stock purchase agreement with Treasury prohibits the payment of dividends on the preferred stock (other than the senior preferred stock) without the prior written consent of Treasury. The conservator also has eliminated preferred stock dividends. In addition, as described under “Issuance of Senior Preferred Stock and Common Stock Warrant to Treasury” below, on September 8, 2008, we issued senior preferred stock that ranks senior to all other series of preferred stock as to both dividends and distributions upon dissolution, liquidation or winding up of the company.

During the nine months ended September 30, 2008, we issued an aggregate of $4.8 billion in preferred stock (other than the senior preferred stock), as set forth below:

On May 14, 2008, we received gross proceeds of $2.6 billion from the issuance of 52 million shares of 8.75% Non-Cumulative Mandatory Convertible Preferred Stock, Series 2008-1, with a stated value of $50 per share. Each share has a liquidation preference equal to its stated value of $50 per share plus an amount equal to the dividend for the then-current quarterly dividend period. The Mandatory Convertible Series 2008-1 Preferred Stock is not redeemable by us. On May 13, 2011, the mandatory conversion date, each share of the Preferred Stock will automatically convert into between 1.5408 and 1.8182 shares of our common stock, subject to anti-dilution adjustments, depending on the average of the closing prices per share of our common stock for each of the 20 consecutive trading days ending on the third trading day prior to such date. At any time prior to the mandatory conversion date, holders may elect to convert each share of our Preferred Stock into a minimum of 1.5408 shares of common stock, subject to anti-dilution adjustments. The Mandatory Convertible Series 2008-1 shares are considered participating securities for purposes of calculating earnings per share.

On May 19, 2008, we received gross proceeds of $2.0 billion from the issuance of 80 million shares of 8.25% Non-Cumulative Preferred Stock, Series T, with a stated value of $25 per share. Subsequent to the initial issuance, we received gross proceeds of $200 million from an additional issuance of 8 million shares on May 22, 2008 and $25 million on June 4, 2008, from the additional issuance of 1 million shares. Each share has a liquidation preference equal to its stated value of $25 per share plus accrued dividends for the then-current quarterly dividend period. The Series T Preferred Stock may be redeemed, at our option, on or after May 20, 2013. Pursuant to the covenants set forth in the senior preferred stock purchase agreement described below, we must obtain the prior written consent of Treasury in order to exercise our option to redeem the Series T Preferred Stock.

Issuance of Senior Preferred Stock and Common Stock Warrant to Treasury

On September 8, 2008, we issued one million shares of Variable Liquidation Preference Senior Preferred Stock, Series 2008-2 (“senior preferred stock”), with an aggregate stated value and initial liquidation preference of $1.0 billion. On September 7, 2008, we issued a warrant to purchase common stock to Treasury. The senior preferred stock and the warrant were issued in consideration for the commitment from Treasury to provide up to $100.0 billion in cash to us under the terms set forth in the senior preferred stock purchase agreement described below. We did not receive any cash proceeds as a result of issuing these shares or the warrant. We have assigned a value of $4.5 billion to Treasury’s commitment, which has been recorded as a reduction to additional paid-in-capital and was partially offset by the aggregate fair value of the warrant. There

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

was no impact to the total balance of stockholders’ equity as a result of the issuance as displayed in our condensed consolidated statement of changes in stockholders’ equity.

Variable Liquidation Preference Senior Preferred Stock, Series 2008-2

Shares of the senior preferred stock have no par value and have a stated value and initial liquidation preference equal to $1,000 per share. The liquidation preference of the senior preferred stock is subject to adjustment. To the extent dividends are not paid in cash for any dividend period, the dividends will accrue and be added to the liquidation preference of the senior preferred stock. In addition, any amounts paid by Treasury to us pursuant to Treasury’s funding commitment provided in the senior preferred stock purchase agreement and any quarterly commitment fee payable under the senior preferred stock purchase agreement that are not paid in cash to or waived by Treasury will be added to the liquidation preference of the senior preferred stock. We may not make payments to reduce the liquidation preference of the senior preferred stock below an aggregate of $1.0 billion, unless Treasury is also terminating its funding commitment. As of November 9, 2008, there have been no changes to the liquidation preference of the senior preferred stock since the initial issuance.

Holders of the senior preferred stock are entitled to receive, if declared by our Board of Directors, cumulative quarterly cash dividends at an annual rate of 10% per year based on the then-current liquidation preference of the senior preferred stock. The initial dividend, if declared, will be payable on December 31, 2008 and will be for the period from but not including September 8, 2008 through and including December 31, 2008. If at any time we fail to pay cash dividends in a timely manner, then immediately following such failure and for all dividend periods thereafter until the dividend period following the date on which we have paid in cash full cumulative dividends (including any unpaid dividends added to the liquidation preference), the dividend rate will be 12% per year. As of November 9, 2008, our Board has not declared the initial dividend on the senior preferred stock.

The senior preferred stock ranks prior to our common stock and all other outstanding series of our preferred stock as to both dividends and rights upon liquidation. We may not declare or pay dividends on, make distributions with respect to, or redeem, purchase or acquire, or make a liquidation payment with respect to, any common stock or other securities ranking junior to the senior preferred stock without the prior written consent of Treasury. Shares of the senior preferred stock are not convertible. Shares of the senior preferred stock have no general or special voting rights, other than those set forth in the certificate of designation for the senior preferred stock or otherwise required by law. The consent of holders of at least two-thirds of all outstanding shares of senior preferred stock is generally required to amend the terms of the senior preferred stock or to create any class or series of stock that ranks prior to or on parity with the senior preferred stock.

We are not permitted to redeem the senior preferred stock prior to the termination of Treasury’s funding commitment under the senior preferred stock purchase agreement, however, we are permitted to pay down the liquidation preference of the outstanding shares of senior preferred stock to the extent of (i) accrued and unpaid dividends previously added to the liquidation preference and not previously paid down; and (ii) quarterly commitment fees previously added to the liquidation preference and not previously paid down. In addition, to the extent we issue any shares of capital stock for cash at any time the senior preferred stock is outstanding, we are required to use the net proceeds of the issuance to pay down the liquidation preference of the senior preferred stock; however, the liquidation preference of each share of senior preferred stock may not be paid down below $1,000 per share prior to the termination of Treasury’s funding commitment. Following the termination of Treasury’s funding commitment, we may pay down the liquidation preference of all outstanding shares of senior preferred stock at any time, in whole or in part. If after termination of Treasury’s

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

funding commitment, we pay down the liquidation preference of each outstanding share of senior preferred stock in full, the shares will be deemed to have been redeemed as of the payment date.

Common Stock Warrant

The warrant gives Treasury the right to purchase shares of our common stock equal to 79.9% of the total number of shares of common stock outstanding on a fully diluted basis on the date of exercise. The warrant may be exercised in whole or in part at any time on or before September 7, 2028, by delivery to Fannie Mae of: (a) a notice of exercise; (b) payment of the exercise price of $0.00001 per share; and (c) the warrant. If the market price of one share of common stock is greater than the exercise price, in lieu of exercising the warrant by payment of the exercise price, Treasury may elect to receive shares equal to the value of the warrant (or portion thereof being canceled) pursuant to the formula specified in the warrant. Upon exercise of the warrant, Treasury may assign the right to receive the shares of common stock issuable upon exercise to any other person. We recorded the aggregate fair value of the warrant of $3.5 billion as a component of additional paid-in-capital upon issuance of the warrant. If the warrant is exercised, the stated value of the common stock issued will be reclassified as “Common Stock” in our condensed consolidated balance sheet. As of November 9, 2008, Treasury has not exercised the warrant.

Senior Preferred Stock Purchase Agreement with Treasury

On September 7, 2008, we, through FHFA, in its capacity as conservator, entered into a senior preferred stock purchase agreement with Treasury. The agreement was amended and restated on September 26, 2008. Pursuant to the agreement, in exchange for Treasury’s commitment to provide up to $100.0 billion in funding to us and in addition to our issuance of the senior preferred stock and the common stock warrant described above, beginning on March 31, 2010, we will pay a periodic commitment fee to Treasury on a quarterly basis, which will accrue from January 1, 2010. The fee, to be mutually agreed upon by us and Treasury and to be determined with reference to the market value of Treasury’s commitment as then in effect, will be determined by or before December 31, 2009, and will be reset every five years. Treasury may waive the periodic commitment fee for up to one year at a time, in its sole discretion, based on adverse conditions in the U.S. mortgage market. We may elect to pay the periodic commitment fee in cash or add the amount of the fee to the liquidation preference of the senior preferred stock.

Treasury’s funding commitment under the senior preferred stock purchase agreement is intended to ensure that we maintain a positive net worth. The senior preferred stock purchase agreement provides that, on a quarterly basis, we generally may draw funds up to the amount, if any, by which our total liabilities exceed our total assets, as reflected on our consolidated balance sheet for the applicable fiscal quarter (referred to as the “deficiency amount”), provided that the aggregate amount funded under the agreement may not exceed $100.0 billion. The senior preferred stock purchase agreement provides that the deficiency amount will be calculated differently if we become subject to receivership or other liquidation process. The deficiency amount may be increased above the otherwise applicable amount upon our mutual written agreement with Treasury. In addition, if the Director of FHFA determines that the Director will be mandated by law to appoint a receiver for us unless our capital is increased by receiving funds under the commitment in an amount up to the deficiency amount (subject to the $100.0 billion maximum amount that may be funded under the agreement), then FHFA, in its capacity as our conservator, may request that Treasury provide funds to us in such amount. The senior preferred stock purchase agreement also provides that, if we have a deficiency amount as of the date of completion of the liquidation of our assets, we may request funds from Treasury in an amount up to the deficiency amount (subject to the $100.0 billion maximum amount that may be funded under the agreement). Any amounts that we draw under the senior preferred stock purchase agreement will be added to the liquidation preference of the senior preferred stock. No additional shares of senior preferred stock are

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

required to be issued under the senior preferred stock purchase agreement. As of November 9, 2008, we have not drawn any amounts under the commitment.

Covenants

The senior preferred stock purchase agreement provides that until the senior preferred stock is repaid or redeemed in full, we may not, without the prior written consent of Treasury:

•	Declare or pay any dividend (preferred or otherwise) or make any other distribution with respect to any Fannie Mae equity securities (other than with respect to the senior preferred stock or warrant);

•	Redeem, purchase, retire or otherwise acquire any Fannie Mae equity securities (other than the senior preferred stock or warrant);

•	Sell or issue any Fannie Mae equity securities (other than the senior preferred stock, the warrant and the common stock issuable upon exercise of the warrant and other than as required by the terms of any binding agreement in effect on the date of the senior preferred stock purchase agreement);

•	Terminate the conservatorship (other than in connection with a receivership);

•	Sell, transfer, lease or otherwise dispose of any assets, other than dispositions for fair market value: (a) to a limited life regulated entity (in the context of receivership); (b) of assets and properties in the ordinary course of business, consistent with past practice; (c) in connection with a liquidation of Fannie Mae by a receiver; (d) of cash or cash equivalents for cash or cash equivalents; or (e) to the extent necessary to comply with the covenant described below relating to the reduction of our mortgage assets beginning in 2010;

•	Incur indebtedness that would result in our aggregate indebtedness exceeding 110% of our aggregate indebtedness as of June 30, 2008;

•	Issue any subordinated debt;

•	Enter into a corporate reorganization, recapitalization, merger, acquisition or similar event; or

•	Engage in transactions with affiliates unless the transaction is (a) pursuant to the senior preferred stock purchase agreement, the senior preferred stock or the warrant, (b) upon arm’s length terms or (c) a transaction undertaken in the ordinary course or pursuant to a contractual obligation or customary employment arrangement in existence on the date of the senior preferred stock purchase agreement.

The agreement also provides that we may not own mortgage assets in excess of (a) $850.0 billion on December 31, 2009, or (b) on December 31 of each year thereafter, 90% of the aggregate amount of our mortgage assets as of December 31 of the immediately preceding calendar year, provided that we are not required to own less than $250.0 billion in mortgage assets.

In addition, the agreement provides that we may not enter into any new compensation arrangements or increase amounts or benefits payable under existing compensation arrangements with our named executive officers (as defined by SEC rules) without the consent of the Director of FHFA, in consultation with the Secretary of the Treasury.

Termination Provisions

The senior preferred stock purchase agreement provides that Treasury’s funding commitment will terminate under any the following circumstances: (i) the completion of our liquidation and fulfillment of Treasury’s obligations under its funding commitment at that time, (ii) the payment in full of, or reasonable provision for,

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

all of our liabilities (whether or not contingent, including mortgage guaranty obligations), or (iii) the funding by Treasury of $100.0 billion under the agreement. In addition, Treasury may terminate its funding commitment and declare the senior preferred stock purchase agreement null and void if a court vacates, modifies, amends, conditions, enjoins, stays or otherwise affects the appointment of the conservator or otherwise curtails the conservator’s powers. Treasury may not terminate its funding commitment solely by reason of our being in conservatorship, receivership or other insolvency proceeding, or due to our financial condition or any adverse change in our financial condition.

Waivers and Amendments

The senior preferred stock purchase agreement provides that most provisions of the agreement may be waived or amended by mutual written agreement of the parties; however, no waiver or amendment of the agreement is permitted that would decrease Treasury’s aggregate funding commitment or add conditions to Treasury’s funding commitment if the waiver or amendment would adversely affect in any material respect the holders of our debt securities or guaranteed Fannie Mae MBS.

Third-party Enforcement Rights

In the event of our default on payments with respect to our debt securities or guaranteed Fannie Mae MBS, if Treasury fails to perform its obligations under its funding commitment and if we and/or the conservator are not diligently pursuing remedies in respect of that failure, the holders of these debt securities or Fannie Mae MBS may file a claim in the United States Court of Federal Claims for relief requiring Treasury to fund to us the lesser of (1) the amount necessary to cure the payment defaults on our debt and Fannie Mae MBS and (2) the lesser of (a) the deficiency amount and (b) $100.0 billion less the aggregate amount of funding previously provided under the commitment. Any payment that Treasury makes under those circumstances will be treated for all purposes as a draw under the senior preferred stock purchase agreement that will increase the liquidation preference of the senior preferred stock.

16.	Regulatory Capital Requirements

On September 12, 2008, FHFA advised us that it will continue to monitor on a quarterly basis the core and total capital measures related to the associated minimum capital requirements previously established. However, during the period of the conservatorship, our risk-based and critical capital requirements are not binding and our quarterly capital classifications by FHFA have been suspended. As of September 30, 2008, we had a minimum capital deficiency of $16.4 billion.

On October 9, 2008, FHFA announced that we were classified as “undercapitalized” as of June 30, 2008 (the most recent date for which results have been published by FHFA). FHFA determined that, as of June 30, 2008, our core capital exceeded both the FHFA-directed and statutory minimum capital requirement and that our total capital exceeded our required risk-based capital. Under the Regulatory Reform Act, however, FHFA has the authority to make a discretionary downgrade of our capital adequacy classification should certain safety and soundness conditions arise that could impact future capital adequacy. Accordingly, although the amount of capital we held as of June 30, 2008 was sufficient to meet our statutory and regulatory capital requirements, FHFA downgraded our capital classification to “undercapitalized” based on its discretionary authority provided in the Regulatory Reform Act and events that occurred subsequent to June 30, 2008.

FHFA has directed us, during the time we are under conservatorship, to focus on managing to a positive stockholders’ equity while returning to long-term profitability. As of September 30, 2008, we had stockholders’ equity of $9.3 billion.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Pursuant to the Regulatory Reform Act, if our assets are less than our obligations (negative net worth) for a period of 60 days, FHFA will be mandated by law to appoint a receiver for Fannie Mae. Treasury’s funding commitment under the senior preferred stock purchase agreement is intended to ensure that we maintain a positive net worth, in order to avoid this mandatory trigger of receivership under the Regulatory Reform Act. In order to maintain a positive net worth, we may draw up to $100.0 billion in funds from Treasury under the senior preferred stock purchase agreement. As of November 9, 2008, we have not drawn on Treasury’s funding commitment under the senior preferred stock purchase agreement.

In addition, as described in Note 15, “Stockholders’ Equity,” under the senior preferred stock purchase agreement, we are restricted from engaging in certain capital transactions, such as the declaration of dividends, without the prior written consent of Treasury, until the senior preferred stock is repaid or redeemed in full.

17.	Concentrations of Credit Risk

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

The following table displays the percentage of our conventional single-family mortgage credit book of business that consists of interest-only loans, negative-amortizing adjustable rate mortgages (“ARMs”) and loans with an estimated mark-to-market loan to value (“LTV”) ratio of greater than 80% as of September 30, 2008 and December 31, 2007.

	Percentage of Conventional
	Single-Family Mortgage Credit
	Book of Business
	As of
	September 30, 2008	December 31, 2007

Interest-only loans	8%	8%
Negative-amortizing ARMs	1	1
80%+ LTV loans	31	20

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays information regarding the Alt-A and subprime mortgage loans and mortgage-related securities in our mortgage credit book of business as of September 30, 2008 and December 31, 2007.

	As of
	September 30,		December 31,
	2008		2007
	Unpaid	Percent of	Unpaid	Percent of
	Principal	Book of	Principal	Book of
	Balance	Business(1)	Balance	Business(1)
	(Dollars in millions)

Loans and Fannie Mae MBS:
Alt-A(2)	$302,183	10%	$318,121	12%
Subprime(3)	20,020	1	22,126	1

Total	$322,203	11%	$340,247	13%

Private-label securities:
Alt-A(4)	$28,607	1%	$32,475	1%
Subprime(5)	25,959	1	32,040	1

Total	$54,566	2%	$64,515	2%

(1)	Calculated based on total unpaid principal balance of the total single-family mortgage credit book of business.

(2)	Represents Alt-A mortgage loans held in our portfolio and Fannie Mae MBS backed by Alt-A mortgage loans.

(3)	Represents subprime mortgage loans held in our portfolio and Fannie Mae MBS backed by subprime mortgage loans.

(4)	Represents private-label mortgage-related securities backed by Alt-A mortgage loans.

(5)	Represents private-label mortgage-related securities backed by subprime mortgage loans.

Derivatives Counterparties.  The risk associated with a derivative transaction is that a counterparty will default on payments due to us. If there is a default we may have to acquire a replacement derivative from a different counterparty at a higher cost or may be unable to find a suitable replacement. Our derivative credit exposure relates principally to interest rate and foreign currency derivative contracts. Typically, we seek to manage these exposures by contracting with experienced counterparties that are rated A- (or its equivalent) or better. These counterparties consist of large banks, broker-dealers and other financial institutions that have a significant presence in the derivatives market, most of which are based in the United States.

For the three and nine months ended September 30, 2008, we recognized a loss of $104 million in our condensed consolidated statements of operations as a component of “Fair value losses, net” resulting from the bankruptcy of one of our counterparties.

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

The table below displays the credit exposure on outstanding risk management derivative instruments by counterparty credit ratings, as well as the notional amount outstanding and the number of counterparties, as of September 30, 2008 and December 31, 2007.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	As of September 30, 2008
	Credit Rating(1)
	AAA	AA+/AA/AA-	A+/A/A-	Subtotal	Other(2)	Total
	(Dollars in millions)

Credit loss exposure(3)	$—	$1,536	$45	$1,581	$109	$1,690
Less: Collateral held(4)	—	1,085	45	1,130	—	1,130

Exposure net of collateral	$—	$451	$—	$451	$109	$560

Additional information:
Notional amount	$275	$828,599	$258,821	$1,087,695	$826	$1,088,521
Number of counterparties	1	15	3	19

	As of December 31, 2007
	Credit Rating(1)
	AAA	AA+/AA/AA-	A+/A/A-	Subtotal	Other(2)	Total
	(Dollars in millions)

Credit loss exposure(3)	$4	$1,578	$1,004	$2,586	$74	$2,660
Less: Collateral held(5)	—	1,130	988	2,118	—	2,118

Exposure net of collateral	$4	$448	$16	$468	$74	$542

Additional information:
Notional amount	$1,050	$637,847	$246,860	$885,757	$707	$886,464
Number of counterparties	1	17	3	21

(1)	We manage collateral requirements based on the lower credit rating, as issued by Standard & Poor’s and Moody’s, of the legal entity. The credit rating reflects the equivalent Standard & Poor’s rating for any ratings based on Moody’s scale.

(2)	Includes MBS options, defined benefit mortgage insurance contracts, guaranteed guarantor trust swaps and swap credit enhancements accounted for as derivatives.

(3)	Represents the exposure to credit loss on derivative instruments, which is estimated by calculating the cost, on a present value basis, to replace all outstanding contracts in a gain position. Derivative gains and losses with the same counterparty are netted where a legal right of offset exists under an enforceable master netting agreement. This table excludes mortgage commitments accounted for as derivatives.

(4)	Represents both cash and noncash collateral posted by our counterparties to us. The value of the non-cash collateral is reduced in accordance with the counterparty agreements to help ensure recovery of any loss through the disposition of the collateral. We posted cash collateral of $5.7 billion related to our counterparties’ credit exposure to us as of September 30, 2008.

(5)	Represents both cash and noncash collateral posted by our counterparties to us, adjusted for the collateral transferred subsequent to month-end, based on credit loss exposure limits on derivative instruments as of December 31, 2007. Settlement dates which vary by counterparty and ranged from one to three business days following the credit loss exposure valuation dates of December 31, 2007. The value of the non-cash collateral is reduced in accordance with counterparty agreements to help ensure recovery of any loss through the disposition of the collateral. We posted cash collateral of $1.2 billion related to our counterparties’ credit exposure to us as of December 31, 2007.

Other concentrations

Mortgage Servicers.  Mortgage servicers collect mortgage and escrow payments from borrowers, pay taxes and insurance costs from escrow accounts, monitor and report delinquencies, and perform other required activities on our behalf. Our business with our mortgage servicers is concentrated. Our ten largest single-family mortgage servicers serviced 73% and 74% of our single-family mortgage credit book of business as of September 30, 2008 and December 31, 2007, respectively. Our ten largest multifamily mortgage servicers

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

serviced 71% and 72% of our multifamily mortgage credit book of business as of September 30, 2008 and December 31, 2007, respectively. In July 2008, our largest single-family mortgage servicer was acquired. Reduction in the number of mortgage servicers would result in an increase in our concentration risk with the remaining servicers in the industry.

If one of our principal mortgage servicers fails to meet its obligations to us, it could increase our credit-related expenses and credit losses, result in financial losses to us and have a material adverse effect on our earnings, liquidity, financial condition and net worth.

Mortgage Insurers.  We had primary and pool mortgage insurance coverage on single-family mortgage loans in our guaranty book of business of $108.2 billion and $9.7 billion, respectively, as of September 30, 2008, compared with $93.7 billion and $10.4 billion, respectively, as of December 31, 2007. Over 99% of our mortgage insurance was provided by eight mortgage insurance companies as of both September 30, 2008 and December 31, 2007.

Recent increases in mortgage insurance claims due to higher credit losses in recent periods have adversely affected the financial results and condition of many mortgage insurers. In various actions since December 31, 2007, Standard & Poor’s, Fitch and Moody’s downgraded the insurer financial strength ratings of seven of our top eight primary mortgage insurer counterparties. As of September 30, 2008, these seven mortgage insurers provided $115.8 billion, or 98%, of our total mortgage insurance coverage on single-family loans in our guaranty book of business. The current weakened financial condition of many of our mortgage insurer counterparties creates an increased risk that our mortgage insurer counterparties will fail to fulfill their obligations to reimburse us for claims under insurance policies. If we determine that it is probable that we will not collect all of our claims from one or more of these mortgage insurer counterparties, it could result in an increase in our loss reserves, which could adversely affect our earnings, liquidity, financial condition and net worth. As of September 30, 2008, we have not included any provision for losses resulting from the inability of our mortgage insurers to fully pay claims.

Financial Guarantors.  We were the beneficiary of financial guarantees of approximately $10.4 billion and $11.8 billion on the securities held in our investment portfolio or on securities that have been resecuritized to include a Fannie Mae guaranty and sold to third parties as of September 30, 2008 and December 31, 2007, respectively. The securities covered by these guarantees consist primarily of private-label mortgage-related securities and municipal bonds. We obtained these guarantees from nine financial guaranty insurance companies. These financial guaranty contracts assure the collectability of timely interest and ultimate principal payments on the guaranteed securities if the cash flows generated by the underlying collateral are not sufficient to fully support these payments.

If a financial guarantor fails to meet its obligations to us with respect to the securities for which we have obtained financial guarantees, it could reduce the fair value of our mortgage-related securities and result in financial losses to us, which could have a material adverse effect on our earnings, liquidity, financial condition and net worth.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

The fair value of financial instruments disclosure required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments, includes commitments to purchase multifamily mortgage loans and single family reverse mortgage loans, which are off-balance sheet financial instruments that are not recorded in our condensed consolidated balance sheets. The fair value of these commitments are included as “Mortgage loans held for investment, net of allowance for loan losses.” The disclosure excludes certain financial instruments, such as plan obligations for pension and other postretirement benefits, employee stock option and stock purchase plans, and also excludes all non-financial instruments. As a result, the fair value of our financial assets and liabilities does not represent the underlying fair value of our total consolidated assets and liabilities.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays the carrying value and estimated fair value of our financial instruments as of September 30, 2008 and December 31, 2007.

	As of
			December 31, 2007
	September 30, 2008			Estimated
	Carrying	Estimated	Carrying	Fair
	Value	Fair Value	Value(1)	Value(1)
	(Dollars in millions)

Financial assets:
Cash and cash equivalents(2)	$36,489	$36,489	$4,502	$4,502
Federal funds sold and securities purchased under agreements to resell	33,420	33,389	49,041	49,041
Trading securities	98,671	98,671	63,956	63,956
Available-for-sale securities	262,054	262,054	293,557	293,557
Mortgage loans held for sale	7,908	7,938	7,008	7,083
Mortgage loans held for investment, net of allowance for loan losses	397,834	387,255	396,516	395,822
Advances to lenders	9,605	9,421	12,377	12,049
Derivative assets	1,099	1,099	885	885
Guaranty assets and buy-ups	11,318	15,161	10,610	14,258

Total financial assets	$858,398	$851,477	$838,452	$841,153

Financial liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$1,357	$1,377	$869	$869
Short-term debt	280,382	280,413	234,160	234,368
Long-term debt	550,928	562,629	562,139	580,333
Derivative liabilities	1,305	1,305	2,217	2,217
Guaranty obligations	16,816	74,913	15,393	20,549

Total financial liabilities	$850,788	$920,637	$814,778	$838,336

(1)	Pursuant to our adoption of FSP FIN 39-1, we have reduced “Derivative assets at fair value” and “Derivative liabilities at fair value” in our condensed consolidated balance sheet as of December 31, 2007.

(2)	Includes restricted cash of $188 million and $561 million as of September 30, 2008 and December 31, 2007.

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

FANNIE MAE
(In conservatorship)

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

Derivatives Assets and Liabilities (collectively, “Derivatives”)—Our risk management derivatives and mortgage commitment derivatives are recognized in our condensed consolidated balance sheets at fair value, taking into consideration the effects of any legally enforceable master netting agreements that allow us to settle derivative asset and liability positions with the same counterparty on a net basis, as well as cash collateral. We use observable market prices or market prices obtained from third parties for derivatives, when available. For derivative instruments where market prices are not readily available, we estimate fair value using model-based interpolation based on direct market inputs. Direct market inputs include prices of instruments with similar maturities and characteristics, interest rate yield curves and measures of interest rate volatility. Details of these estimated fair values by type are displayed in “Note 10, Derivative Instruments and Hedging Activities.”

Guaranty Assets and Buy-ups—We estimate the fair value of guaranty assets based on the present value of expected future cash flows of the underlying mortgage assets using management’s best estimate of certain key assumptions, which include prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved. These cash flows are projected using proprietary prepayment, interest rate and credit risk models. Because guaranty assets are like an interest-only income stream, the projected cash flows from our guaranty assets are discounted using one month LIBOR plus the option-adjusted spread (“OAS”) for interest only trust securities. The interest only OAS is calibrated using prices of a representative sample of interest only trust securities. We believe the remitted fee income is less liquid than trust interest only securities and more like excess servicing strip. We take a further haircut of the present value for liquidity considerations. The haircut is based on market quotes from dealers. The fair value of the guaranty assets as presented in the table above and the recurring fair value measurement table below include the fair value of any associated buy-ups, which is estimated in the same manner as guaranty assets but are recorded separately as a component of “Other assets” in our condensed consolidated balance sheets. While the fair value of the guaranty assets reflect all guaranty arrangements, the carrying value primarily reflects only those arrangements entered into subsequent to our adoption of FIN 45.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase—The carrying value of our federal funds purchased and securities sold under agreements to repurchase approximate the fair value of these instruments due to the short-term nature of these liabilities, exclusive of dollar roll repurchase transactions.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

Guaranty Obligations—The fair value of all guaranty obligations measured subsequent to their initial recognition, is our estimate of a hypothetical transaction price we would receive if we were to issue our guaranty to an unrelated party in a standalone arm’s-length transaction at the measurement date. While the fair value of the guaranty obligation reflects all guaranty arrangements, the carrying value primarily reflects only those arrangements entered into subsequent to our adoption of FIN 45. See Note 2, “Summary of Significant Accounting Policies” for information regarding the change in approach in measuring the fair value of our guaranty obligation.

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

Level 2 includes instruments that are primarily valued using valuation techniques that use observable market-based inputs or unobservable inputs that are corroborated by market data. These inputs consider various assumptions, including time value, yield curve, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable market data or are supported by observable levels at which transactions are executed in the marketplace. This category also includes instruments whose values are based on quoted market prices

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

provided by a single dealer that is corroborated by a recent transaction. Instruments in this category include mortgage and non-mortgage-related securities, mortgage loans held for sale, debt and derivatives.

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

Recurring Change in Fair Value

The following table displays our assets and liabilities measured on our condensed consolidated balance sheet at fair value on a recurring basis subsequent to initial recognition, including instruments for which we have elected the fair value option. Specifically, as disclosed under SFAS 157 requirements, total assets measured at fair value on a recurring basis and classified as level 3 were $69.6 billion, or 8% of “Total assets” in our condensed consolidated balance sheet as of September 30, 2008.

	Fair Value Measurements as of September 30, 2008
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Netting	Estimated
	(Level 1)	(Level 2)	(Level 3)	Adjustment(1)	Fair Value
	(Dollars in millions)

Assets:
Trading securities	$6	$84,492	$14,173	$—	$98,671
Available-for-sale securities	—	208,731	53,323	—	262,054
Derivative assets(2)	—	20,808	280	(19,990)	1,098
Guaranty assets and buy-ups	—	—	1,866	—	1,866

Total assets at fair value	$6	$314,031	$69,642	$(19,990)	$363,689

Liabilities:
Short-term debt	$—	$4,495	$—	$—	$4,495
Long-term debt	—	19,200	2,511	—	21,711
Derivative liabilities(2)	—	25,648	209	(24,553)	1,304
Other liabilities	—	1,923	—	—	1,923

Total liabilities at fair value	$—	$51,266	$2,720	$(24,553)	$29,433

(1)	Derivative contracts are reported on a gross basis by level. The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting agreements to settle with the same counterparty on a net basis, as well as cash collateral.

(2)	Excludes accrued fees related to the termination of derivative contracts.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the three and nine months ended September 30, 2008. The table also displays gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in our condensed consolidated statements of operations for level 3 assets and liabilities for the three and nine months ended September 30, 2008.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended September 30, 2008
				Guaranty
				Assets
	Trading	Available-for-sale	Net	and	Long-Term
	Securities	Securities	Derivatives	Buy-ups	Debt
	(Dollars in millions)

Beginning balance as of July 1, 2008	$14,325	$40,033	$163	$1,947	$(3,309)
Realized/unrealized gains (losses) included in net loss	(631)	(890)	49	(44)	23
Unrealized losses included in other comprehensive loss	—	(1,574)	—	(123)	—
Purchases, sales, issuances, and settlements, net	(948)	2,440	(57)	86	775
Transfers in/out of Level 3, net(1)	1,427	13,314	(84)	—	—

Ending balance as of September 30, 2008	$14,173	$53,323	$71	$1,866	$(2,511)

Net unrealized losses included in net loss related to assets and liabilities still held at period end(2)	$(513)	$—	$(4)	$(63)	$31

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Nine Months Ended September 30, 2008
				Guaranty
				Assets
	Trading	Available-for-sale	Net	and	Long-Term
	Securities	Securities	Derivatives	Buy-ups	Debt
	(Dollars in millions)

Beginning balance as of January 1, 2008	$18,508	$20,920	$161	$1,568	$(7,888)
Realized/unrealized gains (losses) included in net loss	(1,074)	(987)	41	157	29
Unrealized losses included in other comprehensive loss	—	(2,655)	—	(113)	—
Purchases, sales, issuances, and settlements, net	(3,348)	611	(149)	254	5,150
Transfers in/out of Level 3, net(1)	87	35,434	18	—	198

Ending balance as of September 30, 2008	$14,173	$53,323	$71	$1,866	$(2,511)

Net unrealized gains (losses) included in net loss related to assets and liabilities still held at period end(2)	$(460)	$—	$(49)	$145	$76

(1)	When pricing service quotes are not available or differ from additional market information, we may use alternate techniques based upon multiple data sources which can result in level 3 prices. The increase in level 3 balances during the three months ended September 30, 2008 resulted from the transfer from level 2 to level 3 of primarily private-label mortgage-related securities backed by Alt-A loans or subprime loans, partially offset by liquidations. This transfer reflects the ongoing effects of the extreme disruption in the mortgage market and severe reduction in market liquidity for certain mortgage products, such as private-label mortgage-related securities backed by Alt-A loans or subprime

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

loans. Due to the reduction in recently executed transactions and market price quotations for these instruments, the market inputs for these instruments are less observable.

(2)	Amount represents temporary changes in fair value. Amortization, accretion and other-than-temporary impairments are not considered unrealized and not included in this amount.

The following table displays gains and losses (realized and unrealized) recorded in our condensed consolidated statements of operations for the three and nine months ended September 30, 2008 for assets and liabilities transferred into level 3 measured in our condensed consolidated balance sheet at fair value on a recurring basis.

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	For the Three Months Ended
	September 30, 2008
	Trading	Available-for-sale	Net
	Securities	Securities	Derivatives
	(Dollars in millions)

Realized/unrealized losses included in net loss	$(203)	$(442)	$(84)
Unrealized losses included in other comprehensive loss	—	(78)	—

Total losses	$(203)	$(520)	$(84)

Amount of Level 3 Transfers in	$2,807	$18,295	$(84)

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	For the Nine Months Ended
	September 30, 2008
	Trading	Available-for-sale	Net
	Securities	Securities	Derivatives
	(Dollars in millions)

Realized/unrealized gains (losses) included in net loss	$(382)	$(662)	$18
Unrealized losses included in other comprehensive loss	—	(2,326)	—

Total gains (losses)	$(382)	$(2,988)	$18

Amount of Level 3 Transfers in	$8,467	$48,346	$18

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays gains and losses (realized and unrealized) included in our condensed consolidated statements of operations for the three and nine months ended September 30, 2008 for our level 3 assets and liabilities measured in our condensed consolidated balance sheet at fair value on a recurring basis.

	For the Three Months Ended September 30, 2008
				Fair
	Interest			Value
	Income	Guaranty		Gains
	Investment in	Fee	Investment	(Losses),
	Securities	Income	Gains (Losses), net	net	Total
	(Dollars in millions)

Total realized/unrealized gains (losses) included in net loss as of September 30, 2008	$10	$(149)	$(807)	$(547)	$(1,493)
Net unrealized gains (losses) related to the assets and liabilities still held as of September 30, 2008	$—	$(63)	$—	$(486)	$(549)

	For the Nine Months Ended September 30, 2008
				Fair
	Interest			Value
	Income	Guaranty		Gains
	Investment in	Fee	Investment	(Losses),
	Securities	Income	Gains (Losses), net	net	Total
	(Dollars in millions)

Total realized/unrealized gains (losses) included in net loss as of September 30, 2008	$5	$(137)	$(719)	$(983)	$(1,834)
Net unrealized gains (losses) related to the assets and liabilities still held as of September 30, 2008	$—	$145	$—	$(433)	$(288)

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Non-recurring Change in Fair Value

The following table displays assets and liabilities measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate for impairment), and the gains or losses recognized for the three and nine months ended September 30, 2008, as a result of fair value measurement are summarized below.

						For the	For the
						Three Months	Nine Months
	Fair Value Measurements					Ended	Ended
	For the Nine Months Ended of September 30, 2008					September 30, 2008	September 30, 2008
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Estimated		Total	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value		Gains (Losses)	Gains (Losses)
	(Dollars in millions)

Assets:
Mortgage loans held for sale, at lower of cost or market	$—	$19,032	$1,130	$20,162	(1)	$5	$(310)
Mortgage loans held for investment, at amortized cost	—	—	1,180	1,180	(2)	(26)	(61)
Acquired property, net	—	—	5,989	5,989	(3)	(349)	(828)
Guaranty assets	—	—	4,191	4,191	(4)	(145)	(445)
Master servicing assets	—	—	620	620		20	(242)

Total assets at fair value	$—	$19,032	$13,110	$32,142		$(495)	$(1,886)

Liabilities:
Master servicing liabilities	$—	$—	$9	$9		$(1)	$(1)

Total liabilities at fair value	$—	$—	$9	$9		$(1)	$(1)

(1)	Includes $13.6 billion of mortgage loans held for sale that were sold, retained as a mortgage-related security or redesignated to mortgage loans held for investment as of September 30, 2008.

(2)	Includes $99 million of mortgage loans held for investment liquidated or transferred to foreclosed properties as of September 30, 2008.

(3)	Includes $2.5 billion of foreclosed properties that were sold as of September 30, 2008.

(4)	Includes $19 million of guaranty assets extinguished as of September 30, 2008.

Valuation Classification

The following is a description of the instruments measured at fair value under SFAS 157 as well as the general classification of such instruments pursuant to the valuation hierarchy described above under SFAS 157.

Trading Securities and Available- for-Sale Securities—Fair value is determined using quoted market prices in active markets for identical assets, when available. Securities, such as U.S. Treasuries, whose value is based on quoted market prices in active markets for identical assets are classified as level 1. If quoted market prices in active markets for identical assets are not available, we use quoted market prices in active markets for similar securities that we adjust for observable or corroborated pricing services market information. A significant amount of the population is valued using prices provided by four pricing services for identical assets. In the

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

absence of observable or corroborated market data, we use internally developed estimates, incorporating market-based assumptions wherever such information is available. The fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Such instruments may generally be classified within level 2 of the valuation hierarchy. Where there is limited activity or less transparency around inputs to the valuation, securities are classified as level 3.

Mortgage Loans Held for Sale—Includes loans where fair value is determined on a pool level, loan level or product and interest rate basis. Level 2 inputs include MBS values. Level 3 inputs include MBS values where price is influenced significantly by extrapolation from observable market data, products in inactive markets or unobservable inputs.

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

Derivatives Assets and Liabilities (collectively, “Derivatives”)—The valuation of risk management derivatives uses observable market data provided by third-party sources where available, resulting in level 2 classification. Certain highly complex derivatives use only a single source of price information due to lack of transparency in the market and may be modeled using significant assumptions, resulting in level 3 classification. Mortgage commitment derivatives use observable market data, quotes and actual transaction levels adjusted for market movement and are typically classified as level 2. Adjustments for market movement that require internal model results and cannot be corroborated by observable market data are classified as level 3.

Guaranty Assets and Buy-ups—Guaranty assets related to our portfolio securitizations are measured at fair value on a recurring basis and are classified within level 3 of the valuation hierarchy. Guaranty assets in a lender swap transaction that are impaired under Emerging Issues Task Force Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to Be Held by a Transferor in Securitized Financial Assets, are measured at fair value on a non-recurring basis and are classified within level 3 of the fair value hierarchy. As described above, level 3 inputs include management’s best estimate of certain key assumptions.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

Non-mortgage-related securities

We elected the fair value option for all non-mortgage-related securities, excluding those non-mortgage-related securities that are classified as cash equivalents, as these securities are held primarily for liquidity purposes and fair value reflects the most transparent basis for reporting. As of September 30, 2008, these instruments had an aggregate fair value of $19.4 billion.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Prior to the adoption of SFAS 159, these available-for-sale securities were recorded at fair value in accordance with SFAS 115, with changes in fair value recorded in AOCI. Following the election of the fair value option, these securities were reclassified to “Trading securities” in our condensed consolidated balance sheet and are now recorded at fair value with subsequent changes in fair value recorded in “Fair value losses, net” in our condensed consolidated statements of operations.

Mortgage-related securities

We elected the fair value option for certain 15-year and 30-year agency mortgage-related securities that were previously classified as available-for-sale securities in our mortgage portfolio. These securities were selected for the fair value option primarily in order to reduce the volatility in earnings that results from accounting asymmetry between our derivatives that are accounted for at fair value through earnings and our available-for-sale securities that are accounted for at fair value through AOCI. As of September 30, 2008, these instruments had an aggregate fair value of $16.1 billion.

Prior to the adoption of SFAS 159, these securities were recorded at fair value in accordance with SFAS 115 with changes recorded in AOCI. Following the election of the fair value option, these securities were reclassified to “Trading securities” in our condensed consolidated balance sheet and are now recorded at fair value with subsequent changes in fair value recorded in “Fair value losses, net” in our condensed consolidated statements of operations.

Structured debt instruments

We elected the fair value option for short-term and long-term structured debt instruments that are issued in response to specific investor demand and have interest rates that are based on a calculated index or formula and that are economically hedged with derivatives at the time of issuance. By electing the fair value option for these instruments, we are able to eliminate the volatility in our results of operations that would otherwise result from the accounting asymmetry created by the accounting for these structured debt instruments at cost while accounting for the related derivatives at fair value. As of September 30, 2008, these instruments had an aggregate fair value and unpaid principal balance of $4.5 billion, and an aggregate fair value and unpaid principal balance of $21.7 billion, recorded in “Short-term debt” and “Long-term debt,” respectively, in our condensed consolidated balance sheet.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Changes in Fair Value under the Fair Value Option Election

The following table displays debt fair value gains (losses), net, including changes attributable to instrument-specific credit risk. Amounts are recorded as a component of “Fair value losses, net” in our condensed consolidated statements of operations for the three and nine months ended September 30, 2008, for which the fair value election was made.

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2008			September 30, 2008
	Short-Term	Long-Term	Total Gains	Short-Term	Long-Term	Total Gains
	Debt	Debt	(Losses)	Debt	Debt	(Losses)
			(Dollars in millions)

Changes in instrument-specific risk	$(10)	$(113)	$(123)	$(5)	$(50)	$(55)
Other changes in fair value	16	141	157	10	93	103

Debt fair value gains, net	$6	$28	$34	$5	$43	$48

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

We are party to various types of legal proceedings that are subject to many uncertain factors that are not recorded in our condensed consolidated financial statements. Litigation claims and proceedings of all types are subject to many uncertain factors that generally cannot be predicted with assurance. The following describes our material legal proceedings, examinations and other matters. An unfavorable outcome in certain of these legal proceedings could have a material adverse effect on our business, financial condition, results of operations and cash flows. In view of the inherent difficulty of predicting the outcome of these proceedings, we cannot state with confidence what the eventual outcome of the pending matters will be. Because we concluded that a loss with respect to any pending matter discussed below was not both probable and reasonably estimable as of November 9, 2008, we have not recorded a reserve for any of those matters. With respect to the lawsuits described below, we believe we have valid defenses to the claims in these lawsuits and intend to defend these lawsuits vigorously.

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

Securities Class Action Lawsuits

In re Fannie Mae Securities Litigation

Beginning on September 23, 2004, 13 separate complaints were filed by holders of certain of our securities against us, as well as certain of our former officers, in three federal district courts. All of the cases were consolidated and/or transferred to the U.S. District Court for the District of Columbia. The court entered an

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

order naming the Ohio Public Employees Retirement System and State Teachers Retirement System of Ohio as lead plaintiffs. The lead plaintiffs filed a consolidated complaint on March 4, 2005 against us and certain of our former officers. That complaint was subsequently amended on April 17, 2006 and then again on August 14, 2006. The lead plaintiffs’ second amended complaint also added KPMG LLP and Goldman, Sachs & Co. as additional defendants. The lead plaintiffs allege that the defendants made materially false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5 promulgated thereunder, largely with respect to accounting statements that were inconsistent with the GAAP requirements relating to hedge accounting and the amortization of premiums and discounts. The lead plaintiffs contend that the alleged fraud resulted in artificially inflated prices for our common stock and seek unspecified compensatory damages, attorneys’ fees, and other fees and costs.

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

On July 18, 2008, in the consolidated shareholder class action lawsuit against us and certain of our former officers, the Court granted the stipulated dismissal of the Evergreen individual securities case filed by certain institutional investors.

On October 17, 2008, FHFA intervened in the consolidated shareholder class action (as well as in the consolidated ERISA litigation and the shareholder derivative lawsuits pending in the United States District Court for the District of Columbia) and filed a motion to stay those cases. On October 20, 2008, the Court issued an order staying the cases until January 6, 2009.

Securities Class Action Lawsuits Pursuant to the Securities Act of 1933

Beginning on August 7, 2008, a series of shareholder lawsuits were filed under the Securities Act against underwriters of issuances of certain Fannie Mae common and preferred stock. Two of these lawsuits were also filed against us and one of those two was also filed against certain former Fannie Mae officers and directors. While the factual allegations in these cases vary to some degree, these plaintiffs generally allege that defendants misled investors by understating the company’s need for capital, causing putative class members to purchase shares at artificially inflated prices. Their complaints allege similar violations of Section 12(a)(2) of the Securities Act, and seek rescission, damages, interest, costs, attorneys’ and experts’ fees, and other equitable and injunctive relief. Each individual case is described more fully below. We believe we have valid defenses to the claims in these lawsuits and intend to defend against these lawsuits vigorously.

Krausz v. Fannie Mae, et al.

On September 11, 2008, Malka Krausz filed a complaint in New York Supreme Court against Fannie Mae, former officers Daniel H. Mudd and Stephen M. Swad, and underwriters Lehman Brothers, Inc., Merrill Lynch, Pierce, Fenner & Smith Inc., Goldman Sachs & Co., and J.P. Morgan Securities, Inc. The complaint

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

was filed on behalf of purchasers of Fannie Mae’s Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series S (referred to as the “Series S Preferred Stock”) pursuant to an offering that closed on December 11, 2007. The complaint alleges that defendants misled investors by understating our need for capital, causing putative class members to purchase shares at artificially inflated prices. The complaint contends further that the defendants violated Sections 12(a)(2) and 15 of the Securities Act. The complaint also asserts claims for common law fraud and negligent misrepresentation. Plaintiff seeks rescission of the purchases, damages, costs, including attorneys’, accountants’, and experts’ fees, and other unspecified relief. On October 6, 2008, this case was removed to the United States District Court for the Southern District of New York, where it is currently pending. On October 14, 2008, we, along with certain of the defendants, filed a motion to dismiss this case. Our motion remains pending.

Kramer v. Fannie Mae, et al.

On September 26, 2008, Daniel Kramer filed a securities class action complaint in the Superior Court of New Jersey, Law Division, Bergen County, against Fannie Mae, Merrill Lynch, Pierce, Fenner & Smith Inc., Citigroup Global Markets Inc., Morgan Stanley & Co. Inc., UBS Securities LLC, Wachovia Capital Markets LLC, Moody’s Investors Services, Inc., The McGraw-Hill Companies, Inc., Standard & Poor’s Ratings Services, and Fitch Ratings, Inc. The complaint was filed on behalf of purchasers of Fannie Mae’s Series S Preferred Stock and/or Fannie Mae’s 8.25% Non-cumulative Preferred Stock, Series T (referred to as the “Series T Preferred Stock”) issued pursuant to an offering that closed on May 13, 2008. The complaint alleges that the defendants violated Section 12(a)(2) of the Securities Act. Plaintiff seeks rescission of the purchases, damages, costs, including attorneys’, accountants’, and experts’ fees, and other unspecified relief. On October 27, 2008, this lawsuit was removed to the United States District Court for the District of New Jersey, where it is currently pending.

Securities Class Action Lawsuits Pursuant to the Securities Exchange Act of 1934

On September 8, 2008, the first of several shareholder lawsuits was filed under the Exchange Act against certain current and former Fannie Mae officers and directors, underwriters of issuances of certain Fannie Mae common and preferred stock, and, in one case, Fannie Mae. While the factual allegations in these cases vary to some degree, the plaintiffs generally allege that defendants misled investors by understating the company’s need for capital, causing putative class members to purchase shares at artificially inflated prices. The plaintiffs generally allege similar violations of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act, and seek damages, interest, costs, attorneys’ and experts’ fees, and injunctive and other unspecified equitable relief. Each individual case is described more fully below. We believe we have valid defenses to the claims in these lawsuits and intend to defend against these lawsuits vigorously.

Genovese v. Ashley, et al.

On September 8, 2008, John A. Genovese filed a securities class action complaint in the U.S. District Court for the Southern District of New York against former officers and directors Stephen B. Ashley, Robert J. Levin, Daniel H. Mudd, and Stephen Swad. Fannie Mae was not named as a defendant. The complaint was filed on behalf of all persons who purchased or otherwise acquired the publicly traded securities of Fannie Mae between November 16, 2007 and September 5, 2008. The complaint alleges that the defendants violated Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. Plaintiff seeks damages, interest, costs, attorneys’ fees, and injunctive and other unspecified equitable relief.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Gordon v. Ashley, et al.

On September 11, 2008, Hilda Gordon filed a securities class action complaint in the U.S. District Court for the Southern District of Florida against current and former officers and directors Stephen B. Ashley, Dennis Beresford, Louis J. Freeh, Brenda J. Gaines, Frederick Harvey, III, Karen N. Horn, Robert J. Levin, Thomas Lund, Bridget A. Macaskill, Daniel H. Mudd, Leslie Rahl, John C. Sites, Jr., Greg C. Smith, Stephen Swad, H. Patrick Swygert, and John K. Wulff. Fannie Mae was not named as a defendant. The complaint was filed on behalf of all persons who purchased or otherwise acquired the publicly traded securities of Fannie Mae between November 16, 2007 and September 11, 2008. In addition to alleging that the defendants violated Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act, the complaint also alleges that they violated the Florida Deceptive and Unfair Trade Practices Act. Plaintiff seeks damages, interest, costs, attorneys’ fees, and injunctive and other unspecified equitable relief.

Crisafi v. Merrill Lynch, et al.

On September 16, 2008, Nicholas Crisafi and Stella Crisafi, Trustees FBO the Crisafi Inter Vivos Trust, filed a securities class action complaint in the U.S. District Court for the Southern District of New York against former officers and directors Stephen B. Ashley, Robert J. Levin, Daniel H. Mudd, and Stephen Swad as well as underwriters Citigroup Global Markets, Inc., Merrill Lynch, Pierce, Fenner & Smith Inc., Morgan Stanley & Co., Inc., UBS Securities LLC, and Wachovia Capital Markets LLC. Fannie Mae was not named as a defendant. The complaint was filed on behalf of purchasers of Fannie Mae’s Series T Preferred Stock, from May 13, 2008 to September 6, 2008. The complaint alleges that the defendants violated Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The plaintiffs seek compensatory damages, including interest, and costs and expenses, including attorneys’ and experts’ fees.

Fogel Capital Mgmt. v. Fannie Mae, et al.

On September 18, 2008, Fogel Capital Management, Inc. filed a securities class action complaint in the U.S. District Court for the Southern District of New York against Fannie Mae and current and former officers and directors Stephen B. Ashley, Dennis Beresford, Louis J. Freeh, Brenda J. Gaines, Frederick Harvey, III, David Hisey, Karen N. Horn, Robert J. Levin, Bridget A. Macaskill, Daniel H. Mudd, Peter Niculescu, Leslie Rahl, John C. Sites, Jr., Greg C. Smith, Stephen Swad, H. Patrick Swygert, and John K. Wulff. The complaint’s factual allegations and claims for relief are based on purchases of Fannie Mae’s Series S Preferred Stock, but the plaintiff purports to bring the suit on behalf of purchasers of all Fannie Mae securities from November 9, 2007 through September 5, 2008. The complaint alleges that the defendants violated Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The plaintiffs seek compensatory damages, including interest, costs and expenses, including attorneys’ and experts’ fees, and injunctive and other unspecified equitable relief.

Jesteadt v. Ashley, et al.

On September 24, 2008, Leonard and Grace Jesteadt filed a securities class action complaint in the U.S. District Court for the Western District of Pennsylvania against current and former officers and directors Stephen B. Ashley, Dennis R. Beresford, Louis J. Freeh, Brenda J. Gaines, Frederick B. Harvey, III, Karen N. Horn, Robert J. Levin, Thomas Lund, Bridget A. Macaskill, Daniel H. Mudd, Leslie Rahl, John C. Sites, Jr., Greg C. Smith, Stephen Swad, H. Patrick Swygert, and John K. Wulff. Fannie Mae was not named as a defendant. The complaint was filed on behalf of all persons who purchased or otherwise acquired the publicly traded securities of Fannie Mae between November 16, 2007 and September 24, 2008. The complaint alleges that the defendants violated Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Exchange Act. The plaintiffs seek permanent injunctive relief, compensatory damages, including interest, costs and expenses, including attorneys’ and experts’ fees.

Sandman v. J.P. Morgan Securities, Inc., et al.

On September 29, 2008, Dennis Sandman filed a securities class action complaint in the U.S. District Court for the Southern District of New York against former officers and directors Stephen B. Ashley, Robert J. Levin, Daniel H. Mudd, and Stephen Swad, and underwriters Banc of America Securities LLC, Goldman Sachs & Co., J.P. Morgan Securities, Inc., Lehman Brothers, Inc., and Merrill Lynch, Pierce, Fenner & Smith, Inc. Fannie Mae was not named as a defendant. The complaint was filed on behalf of purchasers of Fannie Mae’s 8.75% Non-Culumative Mandatory Convertible Preferred Stock Series 2008-1 from May 14, 2008 to September 5, 2008. The complaint alleges that the defendants violated Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. Plaintiff seeks compensatory damages, including interest, and costs and expenses, including attorneys’ and experts’ fees.

Frankfurt v. Lehman Bros., Inc., et al.

On October 7, 2008, plaintiffs David L. Frankfurt, the Frankfurt Family Ltd., The David Frankfurt 2000 Family Trust, and the David Frankfurt 2002 Family Trust filed a securities class action complaint in the U.S. District Court for the Southern District of New York against former officers and directors Stephen Ashley, Daniel Mudd, Stephen Swad, and Robert Levin, and underwriters Lehman Brothers, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., J.P. Morgan Securities, Inc., and Goldman Sachs & Co. Fannie Mae was not named as a defendant. The complaint was filed on behalf of purchasers of Fannie Mae’s Series S Preferred Stock from December 11, 2007 to September 5, 2008. The complaint alleges that the defendants violated Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The plaintiffs seek compensatory damages, including interest, and reasonable costs and expenses, including attorneys’ and experts’ fees.

Schweitzer v. Merrill Lynch, et al.

On October 8, 2008, plaintiffs Stephen H. Schweitzer and Linda P. Schweitzer filed a securities class action complaint in the U.S. District Court for the Southern District of New York against former officers and directors Stephen B. Ashley, Daniel H. Mudd, Stephen M. Swad, and Robert J. Levin, and underwriters Merrill Lynch, Pierce, Fenner & Smith, Inc., Goldman Sachs & Co., J.P. Morgan Securities, Inc., Banc of America Securities LLC, Bear, Stearns & Co., Citigroup Global Markets, Inc., Deutsche Bank Securities, Inc., Morgan Stanley & Co., Inc., and UBS Securities LLC. Fannie Mae was not named as a defendant. The complaint was filed on behalf of purchasers of Fannie Mae’s Series S Preferred Stock in or traceable to the offering of Series S Preferred Stock that closed December 11, 2007, through September 5, 2008. The complaint alleges that the defendants violated Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The plaintiffs seek compensatory damages, including interest, and reasonable costs and expenses, including attorneys’ and experts’ fees.

Williams v. Ashley, et al.

On October 10, 2008, plaintiffs Lynn Williams and SteveAnn Williams filed a securities class action complaint in the U.S. District Court for the Southern District of New York against current and former officers and directors Stephen B. Ashley, Stephen M. Swad, Robert J. Levin, Dennis R. Beresford, Louis J. Freeh, Brenda J. Gaines, Karen N. Horn, Bridget A. Macaskill, Leslie Rahl, John C. Sites, Greg C. Smith, H. Patrick Swygert, and John K. Wulff. Fannie Mae was not named as a defendant. The complaint was filed on behalf of

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

purchasers of Fannie Mae’s Series S Preferred Stock, from December 6, 2007 through September 5, 2008. The complaint alleges that defendants violated Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The plaintiffs seek compensatory damages, including interest, and reasonable costs and expenses, including attorneys’ and experts’ fees.

Securities Class Action Lawsuit Pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934

Jarmain v. Merrill Lynch, et al.

On October 3, 2008, Brian Jarmain filed a securities class action complaint in the U.S. District Court for the Southern District of New York against former officers and directors Stephen B. Ashley, Robert J. Levin, Daniel H. Mudd, and Stephen M. Swad, and underwriters Citigroup Global Markets, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., Morgan Stanley & Co., Inc., UBS Securities LLC, and Wachovia Capital Markets LLC. Fannie Mae was not named as a defendant. The complaint was filed on behalf of purchasers of Fannie Mae’s Series T Preferred Stock from May 13, 2008 to September 6, 2008. The complaint alleges violations of both Section 12(a)(2) of the Securities Act and Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. Plaintiff seeks compensatory damages, including interest, fees and expenses, including attorneys’ and experts’ fees, and injunctive and other unspecified equitable and relief.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

On August 8, 2008, the U.S. Court of Appeals for the D.C. Circuit upheld the District Court’s dismissal of the consolidated derivative action. On September 4, 2008, the plaintiffs filed a motion for rehearing en banc. On September 10, 2008, the Court of Appeals issued an order calling for a response to the petition to be filed by September 25, 2008. On September 24, 2008, we filed a motion to invoke the 45-day stay available under 12 U.S.C. § 4617(b)(1) due to the conservatorship. On September 29, 2008, the Court granted our motion and held the case in abeyance pending further order of the Court; and further directed the parties to file motions to govern on November 10, 2008.

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

On October 17, 2008, FHFA intervened in the shareholder derivative lawsuits pending in the United States District Court for the District of Columbia, including, the June 9, 2007 case filed by Mr. Kellmer, the July 6, 2007 case filed by Mr. Middleton and the Arthur and Agnes Derivative Litigation described below (as well as in the consolidated shareholder class action and the consolidated ERISA litigation), and filed a motion to stay those cases. On October 20, 2008, the Court issued an order staying these cases until January 6, 2009.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

In addition, Mr. Agnes asserts a direct claim on his own behalf under Section 14(a) of the Securities Exchange Act of 1934 and SEC Rule 14a-9 based upon allegations that the Company’s 2008 Proxy Statement was intentionally false and misleading and concealed material facts in order that members of the Board could remain in control of the company.

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

ERISA Actions

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

On October 17, 2008, FHFA intervened in the consolidated case (as well as in the consolidated shareholder class action and the shareholder derivative lawsuits pending in the United States District Court for the District of Columbia) and filed a motion to stay those cases. On October 20, 2008, the Court issued an order staying the cases until January 6, 2009.

Moore v. Fannie Mae, et al.

On October 23, 2008, Mary P. Moore filed a proposed class action complaint in the U.S. District Court for the District of Columbia against our Board of Directors’ Compensation Committee, our Benefits Plans Committee, and current and former Fannie Mae officers and directors Daniel H. Mudd, Stephen B. Ashley, Louis J. Freeh, Brenda J. Gaines, Bridget A. Macaskill, Gregory C. Smith, and David C. Hisey. This case is based on the Employee Retirement Income Security Act of 1974 (“ERISA”). Plaintiff alleges that defendants, as fiduciaries of Fannie Mae’s Employee Stock Ownership Plan (“ESOP,”) breached their duties to ESOP participants and beneficiaries with regards to the ESOP’s investment in Fannie Mae common stock when it was no longer prudent to continue to do so. Plaintiff purports to represent a class of participants and beneficiaries or the ESOP whose accounts invested in Fannie Mae common stock beginning April 17, 2007. The complaint alleges that the defendants breached purported fiduciary duties with respect to the ESOP. Plaintiff seeks unspecified damages, attorneys’ fees, and other fees and costs and injunctive and other equitable relief.

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

We and Freddie Mac filed a motion to dismiss on October 11, 2005. On October 29, 2008, the court denied our motion to dismiss in part and granted it in part.

Escrow Litigation

Casa Orlando Apartments, Ltd., et al. v. Federal National Mortgage Association (formerly known as Medlock Southwest Management Corp., et al. v. Federal National Mortgage Association)

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

Former Management Arbitration

Former CFO Arbitration

In the arbitration matter with our former Chief Financial Officer and Vice Chairman, J. Timothy Howard, discovery has commenced. The arbitrator has been selected and the arbitration is scheduled to commence November 18, 2008.

Investigation by the Securities and Exchange Commission

On September 26, 2008, we received notice of an ongoing inquiry into Fannie Mae by the SEC regarding certain accounting and disclosure matters. We also received a request for preservation of documents related to the inquiry from the staff of the SEC. We subsequently received a request for documents from the staff of the SEC. We are cooperating fully with this inquiry.

Investigation by the Department of Justice

On September 26, 2008, we received notice of an ongoing federal investigation by the United States Attorney for the Southern District of New York into certain accounting, disclosure and corporate governance matters. In connection with that investigation, Fannie Mae received a Grand Jury subpoena for documents. That subpoena was subsequently withdrawn. However, we have been informed that the Department of Justice is continuing an investigation. We are cooperating fully with this investigation.

Committee on Oversight and Government Reform Hearing

On October 20, 2008, we received a letter from Henry A. Waxman, Chairman of the Committee on Oversight and Government Reform of the House of Representatives of the Congress of the United States that the Committee had scheduled a hearing for November 20, 2008, related to the financial conditions at Fannie Mae and Freddie Mac, the conservatorships and the GSEs’ roles in the ongoing financial crisis. The letter requests documents and information concerning, among other things, risk and risk assessments, losses, subprime and other loans, capital, and accounting issues. We are cooperating fully with these requests.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosure about market risk is set forth in “Part I—Item 2—MD&A—Risk Management—Interest Rate Risk Management and Other Market Risks.”

Item 4.	Controls and Procedures

Overview

We are required under applicable laws and regulations to maintain controls and procedures, which include disclosure controls and procedures as well as internal control over financial reporting, as further described below.

Disclosure Controls and Procedures

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as in effect as of September 30, 2008. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2008 or as of the date of filing this report. Our Board of Directors and its Audit Committee lack oversight authority with respect to our disclosure controls and procedures and we have not yet updated the design of our disclosure controls and procedures to account for the conservatorship. As a result, we have not been able to rely upon the disclosure controls and procedures that were in place as of September 30, 2008 or as of the date of this filing. However, we and the conservator are designing and implementing policies and procedures and have undertaken numerous steps and activities, as identified below under “Mitigating Actions During Conservatorship,” intended to permit accumulation and communication to management of information needed to meet our disclosure obligations under the federal securities laws, including disclosure affecting our financial statements. We have identified two material weaknesses in our internal control over financial reporting, which management considers an integral part of our disclosure controls and procedures.

We are continuing to work with the conservator to remediate our disclosure controls and procedures and, together with the conservator, believe that we will complete the remediation by the end of the first quarter of 2009. As of the date of this report, however, the deficiency in our disclosure controls and procedures has not been remediated.

Material Weaknesses in Internal Control Over Financial Reporting

The Public Company Accounting Oversight Board’s Auditing Standard No. 5 defines a material weakness as a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. As with our disclosure controls and procedures, despite the activities described below under “Mitigating Actions During Conservatorship,” we were unable to design, implement, test, train and operate policies and procedures that remediated the following two material weaknesses in our internal control over financial reporting as of September 30, 2008 and as of the date of filing this report:

•	Board of Directors and Audit Committee. Upon the appointment of FHFA as the conservator on September 6, 2008, the Board of Directors and its committees, including the Audit Committee, ceased to have any authority. The Audit Committee, in accordance with its charter, is responsible for reviewing and discussing with management and others the adequacy and effectiveness of our disclosure controls and procedures and management reports thereon, as well as the annual audited and quarterly unaudited financial statements and certain disclosures required to be contained in our periodic reports. In addition, the Audit Committee previously consulted with management to address disclosure and accounting issues and reviewed drafts of periodic reports before we filed such reports with the SEC. As of September 30, 2008 and the date of this filing, neither a Board of Directors nor an Audit Committee has been reconstituted. As a result, we lacked the appropriate governance structure to provide oversight of our financial and accounting matters.

•	Policy Updates. We have not yet updated the design of our disclosure controls and procedures to account for the conservatorship. As a result, we have not been able to implement, test or operate newly designed policies and procedures, nor have we been able to provide appropriate communications and training regarding such newly designed policies and procedures. Therefore, our disclosure controls and procedures have not provided adequate mechanisms for information to be communicated. Accordingly, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP.

Since September 30, 2008, we have made the following progress in remediating these material weaknesses in internal control over financial reporting and in improving the effectiveness of our disclosure controls and procedures:

•	Board of Directors and Board Committees. The conservator has indicated that it intends to appoint a full Board of Directors to which it will delegate specified roles and responsibilities. It is expected that many of the activities we describe below under “Mitigating Actions During Conservatorship” will no longer be necessary once a Board of Directors and committees with powers similar to those possessed by the Board of Directors and its committees prior to conservatorship are reconstituted.

•	Updated Policies. We are working with our conservator to design, implement, test, and operate updated policies and procedures intended to ensure that adequate communication will occur under these unique circumstances, and to provide communication and training regarding those policies and procedures.

We are continuing to work with the conservator to remediate our disclosure controls and procedures and, together with the conservator, believe that we will complete the remediation by the end of the first quarter of 2009.

Mitigating Actions During Conservatorship

Together with our conservator, management has engaged in activities, and employed procedures and practices, intended to permit accumulation and communication to management of information needed to meet our disclosure obligations under the federal securities laws, including disclosure affecting our financial statements. These include the following.

•	Beginning on September 8, 2008, FHFA examiners established a presence on site at our headquarters and at locations of other key operations, in part to enhance good communication with management and employees.

•	Each department, as well as each executive officer of the company who remained after the conservatorship, was assigned a designated FHFA liaison who monitored activities within that department,

provided direction and advice, and made themselves available to answer questions for that officer or department and raise issues with others at FHFA for prompt resolution.

•	FHFA representatives established weekly meetings with various groups within the company to enhance the flow of information and to provide oversight on a variety of matters, including accounting, capital markets management, fulfillment of mission, external communications and legal matters.

•	The Director of FHFA is in frequent communication with our President and Chief Executive Officer.

•	Various officials within FHFA, including a number of senior officials, have participated in review of our various SEC filings and have engaged in discussions regarding issues associated with the information contained in those filings.

•	Senior officials within FHFA’s accounting group have met weekly with our senior financial executives regarding our accounting policies, practices and procedures.

•	As part of the process for filing this Quarterly Report on Form 10-Q, senior members of management met with representatives of the conservator. At that meeting, the representatives of the conservator in attendance discussed and reviewed with various members of senior management: the final draft of this report; management’s representation letter to our independent registered public accounting firm; and significant accounting decisions. In addition, during that meeting, the representatives of the conservator asked questions and discussed issues in a manner similar to that previously employed by our Audit Committee.

Changes in Internal Control over Financial Reporting

Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, management has concluded that the following changes in our internal control over financial reporting that occurred during the third quarter of 2008 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	Conservatorship. On September 6, 2008, FHFA was appointed conservator of Fannie Mae. By operation of law, the conservator succeeded to the powers of our shareholders, management and Board of Directors. As a result, we ceased to have functioning committees of the Board of Directors, including the Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee.

•	Changes in Management. During the third quarter of 2008, we appointed a new Chief Executive Officer and announced several management changes, including the appointment of a new Chief Financial Officer, Chief Risk Officer, head of Capital Markets & Treasury, and interim General Counsel. We also announced the resignations of our Chief Business Officer and Chief Information Officer.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements and amends our discussion set forth under “Part I—Item 3—Legal Proceedings” in our 2007 Form 10-K and “Part II—Item 1—Legal Proceedings” in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2008 and March 31, 2008. In addition to the matters specifically described in this item, we are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that do not have a material impact on our business.

We record reserves for claims and lawsuits when they are both probable and reasonably estimable. We presently cannot determine the ultimate resolution of the matters described below and in our 2007 Form 10-K and Quarterly Reports on Form 10-Q for the quarters ended June 30, 2008 and March 31, 2008. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, we have not recognized in our condensed consolidated financial statements the potential liability that may result from these matters. If one or more of these matters is determined against us, it could have a material adverse effect on our earnings, liquidity and financial condition.

Securities Class Action Lawsuits

In re Fannie Mae Securities Litigation

In the consolidated shareholder class action lawsuit filed against us and certain of our former officers, on July 18, 2008, the Court granted the stipulated dismissal of the Evergreen individual securities case filed by certain institutional investors.

On October 17, 2008, FHFA intervened in the consolidated shareholder class action (as well as in the consolidated ERISA litigation and the shareholder derivative lawsuits pending in the United States District Court for the District of Columbia) and filed a motion to stay those cases. On October 20, 2008, the Court issued an order staying these cases until January 6, 2009.

Securities Class Action Lawsuits Pursuant to the Securities Act of 1933

Beginning on August 7, 2008, a series of shareholder lawsuits were filed under the Securities Act against underwriters of offerings of certain Fannie Mae common and preferred stock. Two of these lawsuits were also filed against us, and one of those two was also filed against certain former Fannie Mae officers and directors. While the factual allegations in these cases vary to some degree, these plaintiffs generally allege that defendants misled investors by understating the company’s need for capital, causing putative class members to purchase shares at artificially inflated prices. Their complaints allege similar violations of Section 12(a)(2) of the Securities Act, and seek rescission, damages, interest, costs, attorneys’ and experts’ fees, and other equitable and injunctive relief. Each individual case is described more fully below. We believe we have valid defenses to the claims in these lawsuits and intend to defend against these lawsuits vigorously.

Krausz v. Fannie Mae, et al.

On September 11, 2008, Malka Krausz filed a complaint in New York Supreme Court against Fannie Mae, former officers Daniel H. Mudd and Stephen M. Swad, and underwriters Lehman Brothers, Inc., Merrill Lynch, Pierce, Fenner & Smith Inc., Goldman Sachs & Co., and J.P. Morgan Securities, Inc. The complaint was filed on behalf of purchasers of Fannie Mae’s Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series S (referred to as the “Series S Preferred Stock”) pursuant to an offering that closed on December 11, 2007. The complaint alleges that defendants misled investors by understating our need for capital, causing putative class members to purchase shares at artificially inflated prices. The complaint contends further that the defendants violated Sections 12(a)(2) and 15 of the Securities Act. The complaint also asserts claims for common law fraud and negligent misrepresentation. Plaintiff seeks rescission of the purchases, damages, costs, including attorneys’, accountants’, and experts’ fees, and other unspecified relief. On October 6, 2008, this case was removed to the United States District Court for the Southern District of New York, where it is currently pending. On October 14, 2008, we, along with certain of the defendants, filed a motion to dismiss this case. Our motion remains pending.

Kramer v. Fannie Mae, et al.

On September 26, 2008, Daniel Kramer filed a securities class action complaint in the Superior Court of New Jersey, Law Division, Bergen County, against Fannie Mae, Merrill Lynch, Pierce, Fenner & Smith Inc., Citigroup Global Markets Inc., Morgan Stanley & Co. Inc., UBS Securities LLC, Wachovia Capital Markets LLC, Moody’s Investors Services, Inc., The McGraw-Hill Companies, Inc., Standard & Poor’s Ratings Services, and Fitch Ratings, Inc. The complaint was filed on behalf of purchasers of Fannie Mae’s Series S Preferred Stock and/or Fannie Mae’s 8.25% Non-cumulative Preferred Stock, Series T (referred to as the “Series T Preferred Stock”) issued pursuant to an offering that closed on May 13, 2008. The complaint alleges that the defendants violated Section 12(a)(2) of the Securities Act. Plaintiff seeks rescission of the purchases, damages, costs, including attorneys’, accountants’, and experts’ fees, and other unspecified relief. On

October 27, 2008, this lawsuit was removed to the United States District Court for the District of New Jersey, where it is currently pending.

Securities Class Action Lawsuits Pursuant to the Securities Exchange Act of 1934

On September 8, 2008, the first of several shareholder lawsuits was filed under the Exchange Act against certain current and former Fannie Mae officers and directors, underwriters of issuances of certain Fannie Mae common and preferred stock, and, in one case, Fannie Mae. While the factual allegations in these cases vary to some degree, the plaintiffs generally allege that defendants misled investors by understating the company’s need for capital, causing putative class members to purchase shares at artificially inflated prices. The plaintiffs generally allege similar violations of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act, and seek damages, interest, costs, attorneys’ and experts’ fees, and injunctive and other unspecified equitable relief. Each individual case is described more fully below. We believe we have valid defenses to the claims in these lawsuits and intend to defend against these lawsuits vigorously.

Genovese v. Ashley, et al.

On September 8, 2008, John A. Genovese filed a securities class action complaint in the U.S. District Court for the Southern District of New York against former officers and directors Stephen B. Ashley, Robert J. Levin, Daniel H. Mudd, and Stephen Swad. Fannie Mae was not named as a defendant. The complaint was filed on behalf of all persons who purchased or otherwise acquired the publicly traded securities of Fannie Mae between November 16, 2007 and September 5, 2008. The complaint alleges that the defendants violated Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. Plaintiff seeks damages, interest, costs, attorneys’ fees, and injunctive and other unspecified equitable relief.

Gordon v. Ashley, et al.

On September 11, 2008, Hilda Gordon filed a securities class action complaint in the U.S. District Court for the Southern District of Florida against current and former officers and directors Stephen B. Ashley, Dennis Beresford, Louis J. Freeh, Brenda J. Gaines, Frederick Harvey, III, Karen N. Horn, Robert J. Levin, Thomas Lund, Bridget A. Macaskill, Daniel H. Mudd, Leslie Rahl, John C. Sites, Jr., Greg C. Smith, Stephen Swad, H. Patrick Swygert and John K. Wulff. Fannie Mae was not named as a defendant. The complaint was filed on behalf of all persons who purchased or otherwise acquired the publicly traded securities of Fannie Mae between November 16, 2007 and September 11, 2008. In addition to alleging that the defendants violated Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act, the complaint also alleges that they violated the Florida Deceptive and Unfair Trade Practices Act. Plaintiff seeks damages, interest, costs, attorneys’ fees, and injunctive and other unspecified equitable relief.

Crisafi v. Merrill Lynch, et al.

On September 16, 2008, Nicholas Crisafi and Stella Crisafi, Trustees FBO the Crisafi Inter Vivos Trust, filed a securities class action complaint in the U.S. District Court for the Southern District of New York against former officers and directors Stephen B. Ashley, Robert J. Levin, Daniel H. Mudd, and Stephen Swad as well as underwriters Citigroup Global Markets, Inc., Merrill Lynch, Pierce, Fenner & Smith Inc., Morgan Stanley & Co., Inc., UBS Securities LLC, and Wachovia Capital Markets LLC. Fannie Mae was not named as a defendant. The complaint was filed on behalf of purchasers of Fannie Mae’s Series T Preferred Stock from May 13, 2008 to September 6, 2008. The complaint alleges that the defendants violated Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The plaintiffs seek compensatory damages, including interest, and costs and expenses, including attorneys’ and experts’ fees.

Fogel Capital Mgmt. v. Fannie Mae, et al.

On September 18, 2008, Fogel Capital Management, Inc. filed a securities class action complaint in the U.S. District Court for the Southern District of New York against Fannie Mae and current and former officers and directors Stephen B. Ashley, Dennis Beresford, Louis J. Freeh, Brenda J. Gaines, Frederick Harvey, III,

David Hisey, Karen N. Horn, Robert J. Levin, Bridget A. Macaskill, Daniel H. Mudd, Peter Niculescu, Leslie Rahl, John C. Sites, Jr., Greg C. Smith, Stephen Swad, H. Patrick Swygert, and John K. Wulff. The complaint’s factual allegations and claims for relief are based on purchases of Fannie Mae’s Series S Preferred Stock, but the plaintiff purports to bring the suit on behalf of purchasers of all Fannie Mae securities from November 9, 2007 through September 5, 2008. The complaint alleges that the defendants violated Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The plaintiffs seek compensatory damages, including interest, costs and expenses, including attorneys’ and experts’ fees, and injunctive and other unspecified equitable relief.

Jesteadt v. Ashley, et al.

On September 24, 2008, Leonard and Grace Jesteadt filed a securities class action complaint in the U.S. District Court for the Western District of Pennsylvania against current and former officers and directors Stephen B. Ashley, Dennis R. Beresford, Louis J. Freeh, Brenda J. Gaines, Frederick B. Harvey, III, Karen N. Horn, Robert J. Levin, Thomas Lund, Bridget A. Macaskill, Daniel H. Mudd, Leslie Rahl, John C. Sites, Jr., Greg C. Smith, Stephen Swad, H. Patrick Swygert, and John K. Wulff. Fannie Mae was not named as a defendant. The complaint was filed on behalf of all persons who purchased or otherwise acquired the publicly traded securities of Fannie Mae between November 16, 2007 and September 24, 2008. The complaint alleges that the defendants violated Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The plaintiffs seek permanent injunctive relief, compensatory damages, including interest, costs and expenses, including attorneys’ and experts’ fees.

Sandman v. J.P. Morgan Securities, Inc., et al.

On September 29, 2008, Dennis Sandman filed a securities class action complaint in the U.S. District Court for the Southern District of New York against former officers and directors Stephen B. Ashley, Robert J. Levin, Daniel H. Mudd, and Stephen Swad, and underwriters Banc of America Securities LLC, Goldman Sachs & Co., J.P. Morgan Securities, Inc., Lehman Brothers, Inc., and Merrill Lynch, Pierce, Fenner & Smith, Inc. Fannie Mae was not named as a defendant. The complaint was filed on behalf of purchasers of Fannie Mae’s 8.75% Non-Culumative Mandatory Convertible Preferred Stock Series 2008-1 from May 14, 2008 to September 5, 2008. The complaint alleges that the defendants violated Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. Plaintiff seeks compensatory damages, including interest, and costs and expenses, including attorneys’ and experts’ fees.

Frankfurt v. Lehman Bros., Inc., et al.

On October 7, 2008, plaintiffs David L. Frankfurt, the Frankfurt Family Ltd., The David Frankfurt 2000 Family Trust, and the David Frankfurt 2002 Family Trust filed a securities class action complaint in the U.S. District Court for the Southern District of New York against former officers and directors Stephen Ashley, Daniel Mudd, Stephen Swad, and Robert Levin, and underwriters Lehman Brothers, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., J.P. Morgan Securities, Inc., and Goldman Sachs & Co. Fannie Mae was not named as a defendant. The complaint was filed on behalf of purchasers of Fannie Mae’s Series S Preferred Stock from December 11, 2007 to September 5, 2008. The complaint alleges that the defendants violated Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The plaintiffs seek compensatory damages, including interest, and reasonable costs and expenses, including attorneys’ and experts’ fees.

Schweitzer v. Merrill Lynch, et al.

On October 8, 2008, plaintiffs Stephen H. Schweitzer and Linda P. Schweitzer filed a securities class action complaint in the U.S. District Court for the Southern District of New York against former officers and directors Stephen B. Ashley, Daniel H. Mudd, Stephen M. Swad, and Robert J. Levin, and underwriters Merrill Lynch, Pierce, Fenner & Smith, Inc., Goldman Sachs & Co., J.P. Morgan Securities, Inc., Banc of America Securities LLC, Bear, Stearns & Co., Citigroup Global Markets, Inc., Deutsche Bank Securities, Inc., Morgan Stanley & Co., Inc., and UBS Securities LLC. Fannie Mae was not named as a defendant. The complaint was filed on behalf of purchasers of Fannie Mae’s Series S Preferred Stock in or traceable to the offering of Series S Preferred Stock that closed December 11, 2007, through September 5, 2008. The complaint alleges that the defendants violated Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The plaintiffs seek compensatory damages, including interest, and reasonable costs and expenses, including attorneys’ and experts’ fees.

Williams v. Ashley, et al.

On October 10, 2008, plaintiffs Lynn Williams and SteveAnn Williams filed a securities class action complaint in the U.S. District Court for the Southern District of New York against current and former officers and directors Stephen B. Ashley, Stephen M. Swad, Robert J. Levin, Dennis R. Beresford, Louis J. Freeh, Brenda J. Gaines, Karen N. Horn, Bridget A. Macaskill, Leslie Rahl, John C. Sites, Greg C. Smith, H. Patrick Swygert, and John K. Wulff. Fannie Mae was not named as a defendant. The complaint was filed on behalf of purchasers of Fannie Mae’s Series S Preferred Stock from December 6, 2007 through September 5, 2008. The complaint alleges that defendants violated Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The plaintiffs seek compensatory damages, including interest, and reasonable costs and expenses, including attorneys’ and experts’ fees.

Securities Class Action Lawsuit Pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934

Jarmain v. Merrill Lynch, et al.

On October 3, 2008, Brian Jarmain filed a securities class action complaint in the U.S. District Court for the Southern District of New York against former officers and directors Stephen B. Ashley, Robert J. Levin, Daniel H. Mudd, and Stephen M. Swad, and underwriters Citigroup Global Markets, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., Morgan Stanley & Co., Inc., UBS Securities LLC, and Wachovia Capital Markets LLC. Fannie Mae was not named as a defendant. The complaint was filed on behalf of purchasers of Fannie Mae’s Series T Preferred Stock from May 13, 2008 to September 6, 2008. The complaint alleges violations of both Section 12(a)(2) of the Securities Act and Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. Plaintiff seeks compensatory damages, including interest, fees and expenses, including attorneys’ and experts’ fees, and injunctive and other unspecified equitable and relief.

Shareholder Derivative Lawsuits

In re Fannie Mae Shareholder Derivative Litigation

On August 8, 2008, the U.S. Court of Appeals for the D.C. Circuit upheld the District Court’s dismissal of the consolidated shareholder derivative lawsuit against certain of our current and former officers and directors and against us as a nominal defendant. On September 4, 2008, the plaintiffs filed a motion for rehearing en banc. On September 10, 2008, the Court of Appeals issued an order calling for a response to the petition to be filed by September 25, 2008. On September 24, 2008, we filed a motion to invoke the 45- day stay available under 12 U.S.C. § 4617(b)(1) due to the conservatorship. On September 29, 2008, the Court granted our motion and held the case in abeyance pending further order of the Court and further directed the parties to file motions to govern on November 10, 2008.

ERISA Lawsuit

Moore v. Fannie Mae, et al.

On October 23, 2008, Mary P. Moore filed a proposed class action complaint in the U.S. District Court for the District of Columbia against our Board of Directors’ Compensation Committee, our Benefits Plans Committee, and current and former Fannie Mae officers and directors Daniel H. Mudd, Stephen B. Ashley, Louis J. Freeh, Brenda J. Gaines, Bridget A. Macaskill, Gregory C. Smith, and David C. Hisey. This case is based on the Employee Retirement Income Security Act of 1974 (“ERISA”). The complaint alleges that defendants, as fiduciaries of Fannie Mae’s Employee Stock Ownership Plan (“ESOP,”) breached their duties to ESOP participants and beneficiaries with regards to the ESOP’s investment in Fannie Mae common stock when it was no longer prudent to continue to do so. Plaintiff purports to represent a class of participants in and beneficiaries of the ESOP whose accounts were invested in Fannie Mae common stock beginning April 17, 2007. The complaint alleges that the defendants breached purported fiduciary duties with respect to the ESOP. Plaintiff seeks unspecified damages, attorneys’ fees, and other fees and costs and injunctive and other equitable relief.

Antitrust Lawsuits

In re G-Fees Antitrust Litigation

In the consolidated class action relating to our guaranty fees, on October 29, 2008, the Court denied our motion to dismiss in part and granted it in part.

Former Management Arbitration

Former CFO Arbitration

In the arbitration matter with our former Chief Financial Officer and Vice Chairman, J. Timothy Howard, discovery has commenced, and the arbitrator has been selected. The arbitration is scheduled to commence November 18, 2008.

Investigation by the Securities and Exchange Commission

On September 26, 2008, we received notice of an ongoing inquiry into Fannie Mae by the SEC regarding certain accounting and disclosure matters. We also received a request for preservation of documents related to the inquiry from the staff of the SEC. We subsequently received a request for documents from the staff of the SEC. We are cooperating fully with this inquiry.

Investigation by the Department of Justice

On September 26, 2008, we received notice of an ongoing federal investigation by the United States Attorney for the Southern District of New York into certain accounting, disclosure and corporate governance matters. In connection with that investigation, Fannie Mae received a Grand Jury subpoena for documents. That subpoena was subsequently withdrawn. However, we have been informed that the Department of Justice is continuing an investigation. We are cooperating fully with this investigation.

Committee on Oversight and Government Reform Hearing

On October 20, 2008, we received a letter from Henry A. Waxman, Chairman of the Committee on Oversight and Government Reform of the House of Representatives of the Congress of the United States, indicating that the Committee had scheduled a hearing for November 20, 2008 related to the financial conditions at Fannie Mae and Freddie Mac, the conservatorships and the GSEs’ roles in the ongoing financial crisis. The letter requests documents and information concerning, among other things, risk and risk assessments, losses, subprime and other loans, capital and accounting issues. We are cooperating with these requests.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Part I—Item 1A—Risk Factors” in our 2007 Form 10-K, as supplemented and updated by the discussion in “Part I—Item 2—MD&A” in this report and the discussion below. The risks described in “Risks Relating to Our Business” are specific to us and our business, while those described in “Risks Relating to Our Industry” relate to the industry in which we operate. These factors could materially adversely affect our business, financial condition, results of operations, liquidity and net worth, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

The risks described in our 2007 Form 10-K, our quarterly reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008, and in this report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations, liquidity and net worth.

Risks Relating to Our Business

We are currently under the control of the conservator. The impact of the conservatorship on the management of our business may materially and adversely affect our business, financial condition, results of operations, liquidity and net worth.

When FHFA was appointed as our conservator, it immediately succeeded to: (1) all of our rights, titles, powers and privileges, and that of any stockholder, officer or director of Fannie Mae with respect to us and our assets; and (2) title to all of our books, records and assets held by any other legal custodian or third party. As a result, we are currently under the control of our conservator. The conservatorship has no specified termination date; we do not know when or how it will be terminated.

The Secretary of the Treasury and the Director of FHFA stated that the conservatorship was implemented “to help restore confidence in Fannie Mae and Freddie Mac, enhance their capacity to fulfill their mission, and mitigate the systemic risk that has contributed directly to the instability in the current market.” We do not know whether the objectives will change, what actions FHFA and Treasury may take or cause us to take in pursuit of their objectives, and whether the actions taken will achieve those objectives. Under the Regulatory Reform Act, as conservator, FHFA may take “such action as may be necessary to put the regulated entity in a sound and solvent condition.” We have no control over FHFA’s actions, or the actions it may direct us to take.

FHFA is also conservator of Freddie Mac, our primary competitor. We do not know the impact on our business of FHFA serving as conservator of Freddie Mac. In addition, under the Regulatory Reform Act, FHFA may take any action authorized by the statute which FHFA determines is in its best interests or our best interests, in its sole discretion. Other agencies of the U.S. government, as well as Congress, also may have an interest in the conduct of our business. As with FHFA, we do not know what actions they will direct us to take.

Under the Regulatory Reform Act, FHFA can direct us to enter into contracts or enter into contracts on our behalf. FHFA also has the authority to repudiate contracts entered into by us prior to the appointment of FHFA as conservator, although it must exercise this authority within a reasonable period of time following its appointment. Further, FHFA, as conservator, generally has the power to transfer or sell any of our assets or liabilities and may do so without any approval, assignment or consent. We describe the powers of the conservator in “Part I—Item 2—MD&A—Conservatorship and Treasury Agreements—Conservatorship,” the terms of the senior preferred stock purchase agreement in “Part I—Item 2—MD&A—Conservatorship and Treasury Agreements—Treasury Agreements—Senior Preferred Stock Purchase Agreement and Related Issuance of Senior Preferred Stock and Common Stock Warrant” and the covenants contained in the senior preferred stock purchase agreement in “Part I—Item 2—MD&A—Conservatorship and Treasury Agreements—Treasury Agreements—Covenants Under Treasury Agreements—Senior Preferred Stock Purchase Agreement Covenants.” Our lack of control over our business may adversely affect our business, financial condition, results of operations, liquidity and net worth.

The conservatorship has no specified termination date and the future structure of our business following termination of the conservatorship is uncertain.

We do not know when or how the conservatorship will be terminated or what our business structure will be during or following the termination of the conservatorship. We do not know whether we will exist in the same or a similar form or continue to conduct our business as we did before the conservatorship, or whether the conservatorship will end in receivership. We can give no assurance that we will remain a stockholder-owned company. The Secretary of the Treasury has stated that 2008 and 2009 should be viewed as a “time out” where we and Freddie Mac are stabilized while policymakers decide our future role and structure. He also indicated that there is a consensus that we and Freddie Mac pose a systemic risk and that we cannot continue in our current form.

Under the Regulatory Reform Act, the appointment of FHFA as the receiver of Fannie Mae would immediately terminate the conservatorship. The consequences of our being placed into receivership are described in the following risk factor. If we are not placed into receivership and the conservatorship is terminated, our business will remain subject to the restrictions of the senior preferred stock purchase agreement for the foreseeable future, unless it is amended by mutual agreement of us and Treasury. The restrictions on our business under the senior preferred stock purchase agreement are described in “Part I—Item 2—MD&A—Conservatorship and Treasury Agreements—Treasury Agreements—Covenants under Treasury Agreements—Senior Preferred Stock Purchase Agreement Covenants.”

Our regulator is authorized or required to place us into receivership under specified conditions, which would result in the liquidation of our assets and could have a material adverse effect on holders of our common stock, preferred stock, debt securities and Fannie Mae MBS.

Under the Regulatory Reform Act, FHFA must place us into receivership if our assets are less than our obligations or if we have not been paying our debts, in either case, for a period of 60 days. In addition, we could be put in receivership at the discretion of the Director of FHFA at any time for other reasons, including conditions that FHFA has already asserted existed at the time the Director of FHFA placed us into conservatorship. These include: a substantial dissipation of assets or earnings due to unsafe or unsound practices; the existence of an unsafe or unsound condition to transact business; an inability to meet our obligations in the ordinary course of business; a weakening of our condition due to unsafe or unsound practices or conditions; critical undercapitalization; the likelihood of losses that will deplete substantially all of our capital; or by consent. A receivership would terminate the conservatorship. In addition to the powers FHFA has as conservator, the appointment of FHFA as our receiver would terminate all rights and claims that our shareholders and creditors may have against our assets or under our Charter arising as a result of their status as shareholders or creditors, except for their right to payment, resolution or other satisfaction of their claims as permitted under the Regulatory Reform Act. Unlike a conservatorship, the purpose of which is to conserve our assets and return us to a sound and solvent condition, the purpose of a receivership is to liquidate our assets and resolve claims against us.

In the event of a liquidation of our assets, only after paying the secured and unsecured claims against the company (including repaying all outstanding debt obligations), the administrative expenses of the receiver and the liquidation preference of the senior preferred stock would any liquidation proceeds be available to repay the liquidation preference on any other series of preferred stock. Finally, only after the liquidation preference on all series of preferred stock is repaid would any liquidation proceeds be available for distribution to the holders of our common stock. There can be no assurance that there would be sufficient proceeds to repay the liquidation preference of any series of our preferred stock or to make any distribution to the holders of our common stock. To the extent we are placed in receivership and do not or cannot fulfill our guaranty to the holders of our Fannie Mae MBS, they could become unsecured creditors of ours with respect to claims made under our guaranty.

The investment by Treasury significantly restricts our business activities and requires that we pay substantial dividends and fees, which could adversely affect our business, financial condition, results of operations, liquidity and net worth. By its terms, Treasury’s investment in our business is indefinite and may be permanent.

Restrictions Relating to Covenants.  The senior preferred stock purchase agreement we entered into with Treasury includes a number of covenants that significantly restrict our business activities. We cannot, without the prior written consent of Treasury: pay dividends; sell, issue, purchase or redeem Fannie Mae equity securities; sell, transfer, lease or otherwise dispose of assets other than for fair market value in specified situations; engage in transactions with affiliates other than on arms’-length terms or in the ordinary course of business; issue subordinated debt; or incur indebtedness that would result in our aggregate indebtedness exceeding 110% of our aggregate indebtedness as of June 30, 2008. We provide a detailed description of these covenants in “Part I—Item 2—MD&A—Conservatorship and Treasury Agreements—Treasury Agreements—Covenants under Treasury Agreements—Senior Preferred Stock Purchase Agreement Covenants.” The restrictions imposed by these covenants could adversely affect our business, financial condition, results of operations, liquidity and net worth.

Mortgage Portfolio Cap.  Pursuant to the senior preferred stock purchase agreement, we are not permitted to increase the size of our mortgage portfolio to more than $850 billion through the end of 2009, and beginning in 2010 we are required to reduce the size of our mortgage portfolio by 10% per year (based on the size of the portfolio on December 31 of the prior year) until it reaches $250 billion. This mortgage portfolio cap may force us to sell mortgage assets at unattractive prices and may prevent us from purchasing mortgage assets at attractive prices. Moreover, the interest income we generate from the mortgage assets we hold in our portfolio is a primary source of our revenue, which we expect will be reduced as the size of our portfolio is reduced. As a result, this mortgage portfolio cap could have a material adverse effect on our business, financial condition, results of operations, liquidity and net worth.

Cost of Treasury Investment.  Beginning in 2010, we are obligated to pay a quarterly commitment fee to Treasury in exchange for its continued funding commitment under the senior preferred stock purchase agreement. This fee has not yet been established and could be substantial. We are also required to pay dividends on the senior preferred stock at a rate of 10% per year (or 12% in specified circumstances) based on the liquidation preference of the stock, which is currently $1 billion. The amount of the liquidation preference may increase as follows: by the amount of each draw if we draw on Treasury’s funding commitment; by the amount of each unpaid dividend if we fail to pay any required dividend; and by the amount of each unpaid quarterly commitment fee if we fail to pay any required commitment fee. Because dividends on the senior preferred stock are paid based on the then-current liquidation preference of the stock, any increases in the liquidation preference will increase the amount of the dividends payable, and the increase may be substantial. If the increase in dividends payable is substantial, it could have a material adverse effect on our business, results of operations, financial condition, liquidity and net worth. Moreover, increases in the liquidation preference of the senior preferred stock will make it more difficult for us to achieve self-sustaining profitability in the future.

Indefinite Nature of Treasury Investment.  We have issued to Treasury one million shares of senior preferred stock and a warrant to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis on the date of exercise. The senior preferred stock will remain outstanding until Treasury’s funding commitment is terminated and the liquidation preference on the senior preferred stock is fully repaid. Treasury’s funding commitment will terminate under any of the following circumstances: (1) the completion of our liquidation and fulfillment of Treasury’s obligations under its funding commitment at that time, (2) the payment in full of, or the reasonable provision for, all of our liabilities (whether or not contingent, including mortgage guaranty obligations), or (3) the funding by Treasury of $100 billion under the commitment. The warrant will remain exercisable through September 7, 2028. Accordingly, even if the conservatorship is terminated, the U.S. government will have an equity ownership stake in our company so long as the senior preferred stock is outstanding, the warrant is exercisable or the U.S. government holds shares of our common stock issued upon exercise of the warrant. These terms of Treasury’s investment effectively eliminate our ability to raise equity capital from private sources. Moreover, drawing under the Treasury’s funding commitment could permanently impair our ability to build independent sources of capital and will make it more difficult for us to achieve self-sustaining profitability in the future.

Treasury’s funding commitment may not be sufficient to keep us in a solvent condition.

Under the senior preferred stock purchase agreement, Treasury has made a commitment to provide up to $100 billion in funding as needed to help us maintain a positive net worth. To the extent we draw under the funding commitment in the future, the amount of Treasury’s funding commitment will be reduced by that amount. If we continue to experience substantial losses in future periods or to the extent that we experience a liquidity crisis that prevents us from accessing the unsecured debt markets, this commitment may not be sufficient to keep us in solvent condition or from being placed into receivership.

We may not be able to rely on the Treasury credit facility in the event of a liquidity crisis.

Treasury is not obligated by the terms of the Treasury credit facility to make any loans to us. In addition, we must provide collateral securing any loan that Treasury makes to us under the Treasury credit facility in the form of Fannie Mae MBS or Freddie Mac mortgage-backed securities. Treasury may reduce the value assigned to the collateral by whatever amount Treasury determines, and may request additional collateral. In addition, Treasury may require that we immediately repay, on demand, any one or more of the loans outstanding under the credit facility, regardless of the originally scheduled maturity date of the loan. Loans also become immediately due and payable upon the occurrence of specified events of default, which includes our receivership. Upon the occurrence of any event of default, Treasury may pursue specified remedies, including sale of the collateral we provided. If Treasury requires us to immediately repay loans made to us pursuant to the credit facility, there can be no assurance that we will be able to make those payments or borrow sufficient funds from alternative sources to make those payments. In addition, the forced sale of our collateral could adversely affect our business, financial condition, results of operations, liquidity and net worth.

The conservatorship and investment by Treasury have had, and will continue to have, a material adverse effect on our common and preferred shareholders.

No voting rights during conservatorship.  The rights and powers of our shareholders are suspended during the conservatorship. The conservatorship has no specified termination date. During the conservatorship, our common shareholders do not have the ability to elect directors or to vote on other matters unless the conservator delegates this authority to them.

Dividends have been eliminated.  The conservator has eliminated common and preferred stock dividends (other than dividends on the senior preferred stock) during the conservatorship. In addition, under the terms of the senior preferred stock purchase agreement, dividends may not be paid to common or preferred shareholders (other than the senior preferred stock) without the consent of Treasury, regardless of whether or not we are in conservatorship.

No longer managed to maximize shareholder returns.  According to a statement made by the Secretary of the Treasury on September 7, 2008, because we are in conservatorship, we “will no longer be managed with a strategy to maximize shareholder returns.”

Liquidation preference of senior preferred stock.  The senior preferred stock ranks prior to our common stock and all other series of our preferred stock, as well as any capital stock we issue in the future, as to both dividends and distributions upon liquidation. Accordingly, if we are liquidated, the senior preferred stock is entitled to its then-current liquidation preference, plus any accrued but unpaid dividends, before any distribution is made to the holders of our common stock or other preferred stock. As of November 7, 2008, the liquidation preference on the senior preferred stock was $1 billion; however, the liquidation preference could increase substantially if we draw on Treasury’s funding commitment under the senior preferred stock purchase agreement, if we do not pay dividends owed on the senior preferred stock or if we do not pay the quarterly commitment fee under the senior preferred stock purchase agreement. If we are liquidated, there may not be sufficient funds remaining after payment of amounts to our creditors and to Treasury as holder of the senior preferred stock to make any distribution to holders of our common stock and other preferred stock.

Warrant may substantially dilute investment of current shareholders.  If Treasury exercises its warrant to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis, the ownership interest in the company of our then existing common shareholders will be substantially diluted. It is possible that private shareholders will not own more than 20.1% of our total common equity for the duration of our existence.

Market price and liquidity of our common and preferred stock has substantially declined and may decline further.  After our entry into conservatorship, the market price for our common stock declined substantially (to a low of less than $1 per share at times) and the investments of our common and preferred shareholders have lost substantial value. Our common and preferred stock may never recover their value and we do not know if or when we will pay dividends in the future.

We do not know when or how the conservatorship will be terminated, and if or when the rights and powers of our shareholders, including the voting powers of our common shareholders, will be restored. Moreover, even if the conservatorship is terminated, by their terms, we remain subject to the senior preferred stock purchase agreement, senior preferred stock and warrant. For a description of additional restrictions on and risks to our shareholders, see “Part I—Item 2—MD&A—Conservatorship and Treasury Agreements—Effect of Conservatorship and Treasury Agreements on Stockholders.”

Following our entry into conservatorship, our business objectives have been modified and our business practices may be modified, which could adversely affect our business, results of operations, financial condition, liquidity and net worth.

Prior to the conservatorship, our business was managed with a strategy to maximize shareholder returns. However, according to a statement made by the Secretary of the Treasury on September 7, 2008, because we are in conservatorship, we “will no longer be managed with a strategy to maximize common shareholder returns.” Based on our Charter, public statements from Treasury officials and guidance from the conservator, we currently have a variety of different objectives that create conflicts in our strategic and day-to-day decision making. These conflicts are likely to lead to less than optimal outcomes as to any particular individual objective, and possibly as to all of them. Moreover, some of these objectives may adversely affect our economic returns, in both the short term and long term. These competing objectives also create risks to our business. For example, we anticipate that we may be asked or directed to undertake activities to support the mortgage market and to help borrowers; these activities are likely to have an adverse effect on our business, results of operations, financial condition, liquidity and net worth.

Business practices that we implemented in order to increase our revenues, decrease our costs and manage the risks to our business prior to the conservatorship may be modified or reversed under the direction of the conservator in order to support mission-related objectives. For example, we recently announced the cancellation of a planned increase in our adverse market delivery charge in order to lower mortgage costs and support the mortgage market. We are currently evaluating all of our risk management, underwriting guidelines, pricing and costs and could make further changes in order to support our mission and other objectives. These changes could have an adverse effect on our business, results of operations, financial condition, liquidity and net worth.

Our efforts to meet our mission-related goals may adversely affect our business, results of operations, financial condition, liquidity and net worth.

Our efforts to fulfill the housing goals and subgoals previously established by HUD have reduced our profitability because these efforts often resulted in our acquisition of higher risk loans, on which we typically incur proportionately more credit losses than on other types of loans. Accordingly, these efforts have contributed to our higher credit losses and may lead to further increases in our credit losses.

In addition, in support of our mission to provide liquidity, stability and affordability in the mortgage market and to provide assistance to struggling homeowners, we may take, or be directed by the conservator to take, a variety of actions that could adversely affect our economic returns, possibly significantly, such as: increasing our purchase of loans that pose a higher credit risk; reducing our guaranty fees; refraining from foreclosing on seriously delinquent loans; increasing our purchases of loans out of MBS trusts in order to modify them; and modifying loans to extend the maturity, lower the interest rate or reduce the amount of principal owed by the borrower. Actions we take or are directed to take in support of our mission could adversely affect our business, results of operations, financial condition, liquidity and net worth.

Our limited ability to access the debt capital markets, particularly the long-term debt markets, has had, and may continue to have, a material adverse effect on our ability to fund our operations and on our costs, liquidity, business, results of operations, financial condition and net worth.

Our ability to operate our business, meet our obligations and generate net interest income depends primarily on our ability to issue substantial amounts of debt frequently, with a variety of maturities and call features and at attractive rates. Since early July 2008, market concerns about our capital position and the future of our business (including future profitability, future structure, regulatory actions and agency status) and the extent of U.S. government support for our business has severely negatively impacted our access to the unsecured debt markets, particularly for long-term or callable debt, and has increased the yields on our debt as compared to relevant market benchmarks. In October, we experienced even further deterioration in our access to the long-term debt market and a significant increase in the yields on our short-term debt as compared to relevant market benchmarks. This is due to both the continuing severe market disruptions and market concerns about us as well as recent actions by the Secretary of the Treasury, the Chairman of the Federal Reserve Board and the Chairman of the FDIC to guarantee until June 30, 2012 new senior unsecured debt issued on or before June 30, 2009 by all FDIC-insured institutions and the companies that own these institutions. This guarantee has caused some purchasers to prefer the guaranteed senior debt over our debt obligations, which are not, directly or indirectly, guaranteed by the U.S. government.

Given our significantly limited ability to issue long-term debt, we are likely to continue to need to meet these refinancing requirements by issuing short-term debt, increasingly exposing us to the risk of increasing interest rates, adverse credit market conditions and insufficient demand for our debt to meet our refinancing needs. Due to current financial market conditions and current market concerns about our business, we currently expect this trend toward dependence on short-term debt and increased roll over risk to continue. This increases the likelihood that we will need to either rely on our liquidity contingency plan, obtain funds from the Treasury credit facility, or face the possibility that we may not be able to repay our debt obligations as they become due. In the current market environment, we have significant uncertainty regarding our ability to carry out our liquidity contingency plans.

A primary source of our revenue is the net interest income we earn from the difference, or spread, between the return that we receive on our mortgage assets and our borrowing costs. The issuance of short-term and long-term debt securities in the domestic and international capital markets is our primary source of funding for our purchases of assets for our mortgage portfolio and for repaying or refinancing our existing debt. Our ability to obtain funds through the issuance of debt, and the cost at which we are able to obtain these funds, depends on many factors, including:

•	our corporate and regulatory structure, including our status as a GSE under conservatorship;

•	the commitment of Treasury to provide funding to us;

•	legislative or regulatory actions relating to our business, including any actions that would affect our GSE status or add additional requirements that would restrict or reduce our ability to issue debt;

•	other actions by the U.S. Government, such as the FDIC’s guarantee of corporate debt instruments;

•	our credit ratings, including rating agency actions relating to our credit ratings;

•	our financial results and changes in our financial condition;

•	significant events relating to our business or industry;

•	the public’s perception of the risks to and financial prospects of our business, industry or the markets in general;

•	the preferences of debt investors;

•	the breadth of our investor base;

•	prevailing conditions in the capital markets;

•	foreign exchange rates;

•	interest rate fluctuations;

•	the rate of inflation;

•	competition from other issuers of agency debt;

•	general economic conditions in the U.S. and abroad; and

•	broader trade and political considerations among the U.S. and other countries.

Foreign investors hold a significant portion of our debt securities and are an important source of funding for our business. The willingness of foreign investors to purchase and hold our debt securities may be influenced by many factors, including changes in the world economy, changes in foreign-currency exchange rates, regulatory and political factors, as well as the availability of and preferences for other investments. Foreign investors are also significant purchasers of mortgage-related securities, and changes in the strength and stability of foreign demand for mortgage-related securities could affect the overall market for those securities and the returns available to us on our portfolio investments. If foreign investors divest a significant portion of their holdings, our funding costs may increase. We have experienced reduced demand for our debt obligations from some of our historical sources of that demand, particularly in international markets. The willingness of foreign investors to purchase or hold our debt securities, as well as our mortgage-related securities, and any changes to such willingness, may materially affect our liquidity, earnings, financial condition and net worth.

In addition, our increasing reliance on short-term debt, combined with limitations on the availability of a sufficient volume of reasonably priced derivative instruments to hedge that short-term debt position, may have an adverse impact on our duration and interest rate risk management positions.

See “Risk Management—Interest Rate Risk Management and Other Market Risks” for more information regarding our interest rate risk management activities.

Pursuant to our senior preferred stock purchase agreement with Treasury, we may not incur indebtedness that would result in our aggregate indebtedness exceeding 110% of our aggregate indebtedness as of June 30, 2008 and we may not incur any subordinated indebtedness. Our calculation of our aggregate indebtedness as of June 30, 2008, which has not been confirmed by Treasury, set this debt limit at $892 billion. We calculate aggregate indebtedness as the unpaid principal balance of our debt outstanding, or in the case of long-term zero coupon bonds, at maturity and exclude basis adjustments and debt from consolidations. As of October 31, 2008, we estimate that our aggregate indebtedness totaled $880 billion, significantly limiting our ability to issue additional debt.

If we are unable to issue both short- and long-term debt securities at attractive rates and in amounts sufficient to operate our business and meet our obligations, it would have a continuing material adverse effect on our liquidity, earnings, financial condition and net worth.

Our liquidity contingency plan may not provide sufficient liquidity to operate our business and meet our obligations in the event that we cannot access the debt capital markets.

We maintain a liquidity policy, which includes a liquidity contingency plan that is intended to allow us to meet all of our cash obligations for 90 days without relying upon the issuance of unsecured debt. This plan is described in “Part I—Item 2—MD&A—Liquidity and Capital Management—Liquidity—Liquidity Risk Management—Liquidity Contingency Plan.” In adverse market conditions, such as the ones we are currently experiencing, our ability to meet that 90-day plan is likely to be significantly impaired and our ability to repay maturing indebtedness and fund our operations could be significantly impaired. Within the 90-day time frame contemplated by our liquidity contingency plan, we depend on continuous access to secured financing in the repurchase and securities lending markets to continue our operations. That access could be impaired by numerous factors that are specific to Fannie Mae, such as the conservatorship, our historical lack of reliance on repurchase arrangements, and operational risks, and factors that are not specific to Fannie Mae, such as the rapidly declining market values for assets and the severe disruption of the financial markets that has been ongoing. Our ability to sell mortgage assets and other assets may also be impaired, or be subject to a greater reduction in value if other market participants are seeking to sell similar assets at the same time.

A decrease in our credit ratings would have an adverse effect on our ability to issue debt on reasonable terms, which could reduce our earnings and materially adversely affect our ability to conduct our normal business operations and our liquidity and financial condition.

Our borrowing costs and our broad access to the debt capital markets depend in large part on our high credit ratings, particularly on our senior unsecured debt. Our ratings are subject to revision or withdrawal at any time by the rating agencies. Factors such as the amount of our net losses, deterioration in our financial condition, actions by governmental entities or others, and sustained declines in our long-term profitability could adversely affect our credit ratings. The reduction in our credit ratings could increase our borrowing costs, limit our access to the capital markets and trigger additional collateral requirements under our derivatives contracts and other borrowing arrangements. It may also reduce our earnings and materially adversely affect our liquidity, our ability to conduct our normal business operations, our financial condition and results of operations. Our credit ratings and ratings outlook is included in “Part I—Item 2—MD&A—Liquidity and Capital Management—Liquidity—Credit Ratings.”

We are subject to mortgage credit risk. We expect increases in borrower delinquencies and defaults on mortgage loans that we own or that back our guaranteed Fannie Mae MBS to continue to materially and adversely affect our business, results of operations, financial condition and net worth.

We are exposed to mortgage credit risk relating to both the mortgage loans that we hold in our investment portfolio and the mortgage loans that back our guaranteed Fannie Mae MBS because borrowers may fail to make required payments of principal and interest on the mortgage loans, exposing us to the risk of credit losses and credit-related expenses.

Conditions in the housing and financial markets have worsened dramatically during 2008, contributing to a deterioration in the credit performance of our book of business, including higher serious delinquency rates, default rates and average loan loss severities on the mortgage loans we hold or that back our guaranteed Fannie Mae MBS, as well as a substantial increase in our inventory of foreclosed properties. In addition, deteriorating economic conditions have also negatively affected the credit performance of our book of business. These worsening credit performance trends have been most notable in certain higher risk loan categories, states and vintages. We present detailed information about the risk characteristics of our conventional single-family mortgage credit book of business in “Part I—Item 2—MD&A—Risk Management—Credit Risk Management—Mortgage Credit Risk Management” and we present detailed information on our credit-related expenses, credit losses and results of operations for the first nine months of 2008 in “Part I—Item 2—MD&A—Consolidated Results of Operations.”

We expect that these adverse credit performance trends will continue and may accelerate. As a result, we expect to continue to experience increased delinquencies, defaults, credit-related expenses and credit losses for the remainder of 2008 and 2009. We believe these increased delinquencies, defaults, credit-related expenses and credit losses will continue to materially and adversely affect our business, results of operations, financial condition and net worth. The amount by which delinquencies, defaults, credit-related expenses and credit losses will increase will depend on a variety of factors, including the extent of national and regional declines in home prices, the level of interest rates and employment rates. In particular, we expect that a recession (which most economists believe we are experiencing) in the United States, specific regions of the country or in other countries that are significant trading partners with the United States would increase unemployment in the United States and significantly increase the level of our delinquencies, defaults, credit-related expenses and credit losses.

As a result of the conservatorship, we have experienced significant management changes and we may lose a significant number of valuable employees, which could have a material adverse effect on our ability to do business and our results of operations.

Since the establishment of the conservatorship, several of our senior executive officers have left the company, including our President and Chief Executive Officer, General Counsel, Chief Business Officer and Chief Technology Officer. FHFA appointed Herbert Allison as our new President and Chief Executive Officer at the commencement of the conservatorship, and there have been several internal management changes to fill key positions. It may take time for the new management team to be retained and to become sufficiently familiar with our business and each other to effectively develop and implement our business strategies. This turnover in key management positions could harm our financial performance and results of operations. Management attention may be diverted from regular business concerns by reorganizations and the need to operate under this new framework.

In addition, the success of our business strategy depends on the continuing service of our employees. The conservatorship and the actions taken by Treasury and the conservator to date, or that may be taken by them or other government agencies in the future, may have an adverse effect on the retention and recruitment of employees and others in management. For example, pursuant to the senior preferred stock purchase agreement, we may not enter into any new compensation arrangements or increase amounts or benefits payable under existing compensation arrangements of any named executive officer (as defined by SEC rules) without the consent of the Director of FHFA, in consultation with the Secretary of the Treasury. If we lose a significant number of employees and are not able to quickly recruit and train new employees, it could negatively affect customer relationships and goodwill, and could have a material adverse effect on our ability to do business and our results of operations.

We are subject to pending government investigations and civil litigation. If it is determined that we engaged in wrongdoing, or if any material litigation is decided against us, we could be required to pay substantial judgments, settlements or other penalties.

We are subject to investigations and inquiries by the Department of Justice and the SEC, and are a party to a number of lawsuits. We are unable at this time to estimate our potential liability in these matters, but may be required to pay substantial judgments, settlements or other penalties and incur significant expenses in connection with these investigations and lawsuits, which could have a material adverse effect on our business, results of operations, financial condition, liquidity position and net worth. In addition, responding to requests for information in these investigations and lawsuits may divert significant internal resources away from managing our business. More information regarding these investigations and lawsuits is included in “Item 1—Legal Proceedings” and “Notes to Consolidated Financial Statements—Note 19, Commitments and Contingencies.”

As a result of the conservatorship, our Board of Directors has no power or duty to manage, direct or oversee our business, which has adversely affected our governance, disclosure controls and procedures, and internal control over financial reporting.

Upon the appointment of FHFA as conservator, FHFA succeeded to all rights, titles, powers and privileges of our Board of Directors. As a result, our Board of Directors no longer has the power or duty to manage, direct or oversee our business and affairs, unless FHFA chooses to delegate some or all of these powers. Moreover, ten of our directors who were on our Board immediately prior to the conservatorship have resigned. Of the 13 directorships authorized by our charter, we have 9 vacancies. We currently have no functioning Board committees, including the Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee. In addition, we have not updated the design of our policies and procedures to account for the conservatorship and provide appropriate mechanisms for communication of information. Due to these circumstances, our Chief Executive Officer and Chief Financial Officer have determined that, as of September 30, 2008, we had ineffective disclosure controls and procedures, as well as material weaknesses in our internal control over financial reporting. This could result in errors in our reported results and have a material adverse effect on our business, operations, investor confidence in our business and the trading prices of our securities.

Noncompliance with the rules of the NYSE could result in the delisting of our common and preferred stock from the NYSE.

We have been in discussions with the staff of the NYSE regarding the effect of the conservatorship on our on-going compliance with the rules of the NYSE and the continued listing of our common and preferred stock on the NYSE in light of the unique circumstances of the conservatorship. While we have not been informed of any non-compliance by the NYSE, the matter has not been resolved.

If the NYSE were to delist our common and preferred stock, it likely would result in a significant decline in the trading price, trading volume and liquidity of our common stock and on the classes of our preferred stock listed on the NYSE. We also expect that the suspension and delisting of our common stock would lead to decreases in analyst coverage and market-making activity relating to our common stock, as well as reduced information about trading prices and volume. As a result, it could become significantly more difficult for our shareholders to sell their shares at prices comparable to those in effect prior to delisting or at all.

We may experience further write-downs and losses relating to our investment securities, which could materially adversely affect our business, results of operations, financial condition, liquidity and net worth.

We have experienced a significant increase in losses and write-downs relating to our investment securities for the first nine months of 2008, as well as credit rating downgrades relating to these securities. A substantial portion of these losses and write-downs relate to our investments in private-label mortgage-related securities backed by Alt-A and subprime mortgage loans. Due to the continued deterioration in home prices and continued increases in mortgage loan delinquencies, default and credit losses in the subprime and Alt-A sectors, we expect to incur further losses on our investments in private-label mortgage-related securities, including on those that continue to be AAA-rated. See “Part I—Item 2—MD&A—Consolidated Balance Sheet Analysis—Trading and Available-for-Sale Investment Securities—Investments in Private-Label Mortgage-Related Securities” for detailed information on our investments in private-label securities backed by Alt-A and subprime loans.

We also incurred significant losses during the third quarter of 2008 relating to the non-mortgage investment securities in our cash and other investments portfolio, primarily as a result of a substantial decline in the market value of these assets due to the financial market crisis. The fair value of the investment securities we hold may be further adversely affected by continued deterioration in the housing and financial markets, additional ratings downgrades or other events. Further losses and write-downs relating to our investment securities could materially adversely affect our business, results of operations, financial condition, liquidity position and net worth.

Market illiquidity also has increased the amount of management judgment required to value certain of our securities. If we were to sell any of these securities, the price we ultimately realize will depend on the demand and liquidity in the market at that time and may be materially lower than the value at which we carry these securities on our balance sheet. Any of these factors could require us to take further write-downs in the value of our investment portfolio and incur material impairment of assets, which would have an adverse effect on our business, results of operations, financial condition, liquidity and net worth.

Our business with many of our institutional counterparties is critical and heavily concentrated. If one or more of our institutional counterparties defaults on its obligations to us or becomes insolvent, we could experience substantial losses and it could materially adversely affect our business, results of operations, financial condition, liquidity and net worth.

We face the risk that one or more of our institutional counterparties may fail to fulfill their contractual obligations to us. That risk has escalated significantly during 2008 as a result of the current financial market crisis. Our primary exposures to institutional counterparty risk are with: mortgage servicers that service the loans we hold in our mortgage portfolio or that back our Fannie Mae MBS; third-party providers of credit enhancement on the mortgage assets that we hold in our mortgage portfolio or that back our Fannie Mae MBS, including mortgage insurers, lenders with risk sharing arrangements, and financial guarantors; issuers of securities held in our cash and other investments portfolio; and derivatives counterparties.

The challenging mortgage and credit market conditions have adversely affected, and will likely continue to adversely affect, the liquidity and financial condition of our institutional counterparties. One or more of these institutions may default in its obligations to us for a number of reasons, such as changes in financial condition that affect their credit ratings, a reduction in liquidity, operational failures or insolvency. The financial difficulties that a number of our institutional counterparties are currently experiencing may negatively affect the ability of these counterparties to meet their obligations to us and the amount or quality of the products or services they provide to us. A default by a counterparty with significant obligations to us could result in significant financial losses to us and could materially adversely affect our ability to conduct our operations, which would adversely affect our business, results of operations, financial condition, liquidity and net worth. For example, we incurred significant losses during the third quarter of 2008 in connection with Lehman Brothers entry into bankruptcy. For a description of these losses, refer to “Part I—Item 2—MD&A—Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management.”

In addition, we routinely execute a high volume of transactions with counterparties in the financial services industry. Many of these transactions expose us to credit risk relating to the possibility of a default by our counterparties. In addition, to the extent these transactions are secured, our credit risk may be exacerbated to the extent that the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to it. We have exposure to these financial institutions in the form of unsecured debt instruments, derivative transactions and equity investments. As a result, we could incur losses relating to defaults under these instruments or relating to impairments to the carrying value of our assets represented by these instruments. These losses could materially and adversely affect our business, results of operations, financial condition, liquidity and net worth.

Moreover, many of our counterparties provide several types of services to us. Many of our lender customers or their affiliates also act as mortgage servicers, custodial depository institutions and document custodians for us. Accordingly, if one of these counterparties were to become insolvent or otherwise default on its obligations to us, it could harm our business and financial results in a variety of ways. Refer to “Part I—Item 2—MD&A—Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management” and “Part II—Item 7—MD&A—Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management” of our 2007 Form 10-K for a detailed description of the business concentration and risk posed by each type of counterparty.

We depend on our mortgage insurer counterparties to provide services that are critical to our business. If one or more of these counterparties defaults on its obligations to us or becomes insolvent, it could materially adversely affect our business, results of operations, financial condition, liquidity and net worth.

Increases in mortgage insurance claims due to higher credit losses in recent periods have adversely affected the financial results and condition of many mortgage insurers. The insurer financial strength ratings of almost all of our major mortgage insurer counterparties have been downgraded to reflect their weakened financial condition. This condition creates an increased risk that these counterparties will fail to fulfill their obligations to reimburse us for claims under insurance policies.

If the financial condition of one or more of these mortgage insurer counterparties deteriorates further, it could result in an increase in our loss reserves and the fair value of our guaranty obligations if we determine it is probable that we would not collect all of our claims from the affected mortgage insurer, which could adversely affect our business, results of operations, financial condition, liquidity position and net worth. In addition, if a mortgage insurer implements a run-off plan in which the insurer no longer enters into new business or is placed into receivership by its regulator, the quality and speed of their claims processing could deteriorate. Following Triad Guaranty Insurance Corporation’s announced run-off of its business, we suspended Triad as a qualified provider of mortgage insurance. As a result, we experienced an additional increase in our concentration risk with our remaining mortgage insurer counterparties.

If another of our mortgage insurer counterparties stopped entering into new business with us or became insolvent, or if we were no longer willing to conduct business with one or more of our existing mortgage insurer counterparties, it is likely we would further increase our concentration risk with the remaining mortgage insurers in the industry.

In addition, we are required pursuant to our charter to obtain credit enhancement on conventional single-family mortgage loans that we purchase or securitize with loan-to-value ratios over 80% at the time of purchase. Accordingly, if we are no longer able or willing to conduct business with some of our primary mortgage insurer counterparties, or these counterparties restrict their eligibility requirements for high loan-to-value ratio loans, and we do not find suitable alternative methods of obtaining credit enhancement for these loans, we may be restricted in our ability to purchase loans with loan-to-value ratios over 80% at the time of purchase. This restriction could negatively impact our ability to pursue new business opportunities relating to high loan-to-value ratio loans and therefore harm our competitive position and our earnings.

We have several key lender customers, and the loss of business volume from any one of these customers could adversely affect our business and result in a decrease in our market share and earnings.

Our ability to generate revenue from the purchase and securitization of mortgage loans depends on our ability to acquire a steady flow of mortgage loans from the originators of those loans. We acquire a significant portion of our mortgage loans from several large mortgage lenders. During the third quarter of 2008, our top five lender customers accounted for approximately 60% of our single-family business volume, and three of our customers each accounted for greater than 10% of our single-family business volume. Accordingly, maintaining our current business relationships and business volumes with our top lender customers is critical to our business.

We enter into mortgage purchase volume commitments with many of our lender customers that are negotiated annually to provide for a minimum level of mortgage volume that these customers will deliver to us. In July 2008, Bank of America Corporation completed its acquisition of Countrywide Financial Corporation. As a result, Bank of America Corporation and its affiliates accounted for approximately 20% of our single-family business volume in third quarter of 2008. Because the transaction has only recently been completed, it is uncertain how the transaction will affect our future business volume.

The mortgage industry has been consolidating and a decreasing number of large lenders originate most single-family mortgages. The loss of business from any one of our major lender customers could adversely affect our market share, our revenues and the liquidity of Fannie Mae MBS, which in turn could have an adverse effect on their market value. In addition, as we become more reliant on a smaller number of lender customers, our negotiating leverage with these customers decreases, which could diminish our ability to price our products profitably.

In addition, many of our lender customers are experiencing, or may experience in the future, financial and liquidity problems that may affect the volume of business they are able to generate. If any of our key lender customers significantly reduces the volume or quality of mortgage loans that the lender delivers to us or that we are willing to buy from them, we could lose significant business volume that we might be unable to replace, which could adversely affect our business and result in a decrease in our market share and revenues. In addition, a significant reduction in the volume of mortgage loans that we securitize could reduce the liquidity of Fannie Mae MBS, which in turn could have an adverse effect on their market value.

We rely on internal models to manage risk and to make business decisions. Our business could be adversely affected if those models fail to produce reliable results.

We make significant use of business and financial models to measure and monitor our risk exposures and to manage our business. For example, we use models to measure and monitor our exposures to interest rate, credit and other market risks, and to forecast credit losses. The information provided by these models is used in making business decisions relating to strategies, initiatives, transactions, pricing and products.

Models are inherently imperfect predictors of actual results because they are based on historical data available to us and our assumptions about factors such as future loan demand, prepayment speeds, default rates, severity rates, home price trends and other factors that may overstate or understate future experience. Our models could produce unreliable results for a number of reasons, including invalid or incorrect assumptions underlying the models, the need for manual adjustments in response to rapid changes in economic conditions, incorrect coding of the models, incorrect data being used by the models or inappropriate application of a model to products or events outside of the model’s intended use. In particular, models are less dependable when the economic environment is outside of historical experience, as has been the case in recent months.

The dramatic changes in the housing, credit and capital markets have required frequent adjustments to our models and the application of greater management judgment in the interpretation and adjustment of the results produced by our models. This application of greater management judgment reflects the need to take into account updated information while continuing to maintain controlled processes for model updates, including model development, testing, independent validation, and implementation. As a result of the time and resources, including technical and human resources, that are required to perform these processes effectively, it may not be possible to replace existing models quickly enough to ensure that they will always properly account for the impacts of recent information and actions.

If our models fail to produce reliable results on an ongoing basis, we may not make appropriate risk management or business decisions, including decisions affecting loan purchases, management of credit losses and risk, guaranty fee pricing, asset and liability management and the management of our stockholders’ equity, and any of those decisions could adversely affect our earnings, liquidity, stockholders’ equity and financial condition. Furthermore, any strategies we employ to attempt to manage the risks associated with our use of models may not be effective. Finally, FHFA may direct us to make changes to our models or to the assumptions used in the models, which may result in similar adverse effects.

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

We have identified four accounting policies as critical to the presentation of our financial condition and results of operations. These accounting policies are described in “Part I—Item 2—MD&A—Critical Accounting Policies and Estimates.” We believe these policies are critical because they require management to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. Due to the complexity of these critical accounting policies, our accounting methods relating to these policies involve substantial use of models. Models are inherently imperfect predictors of actual results because they are based on assumptions, including assumptions about future events. Our models may not include assumptions that reflect very positive or very negative market conditions and, accordingly, our actual results could differ significantly from those generated by our models. As a result, the estimates that we use to prepare our financial statements, as well as our estimates of our future results of operations, may be inaccurate, potentially significantly.

Future amendments and guidance from the FASB regarding the treatment of QSPEs may impact our accounting treatment, which could materially adversely affect our business, results of operations, financial condition, liquidity position and net worth.

On September 15, 2008, the FASB issued an exposure draft of a proposed statement of financial accounting standards, Amendments to FASB Interpretation No. 46(R), and an exposure draft of a proposed statement of financial accounting standards, Accounting for Transfer of Financial Assets-an amendment of FASB Statement No. 140. The proposed amendments to SFAS 140 would eliminate the QSPE concept. Additionally, the amendments to FIN 46R would replace the current consolidation model with a different model. The FASB’s proposed amendments are not final and are subject to public comment period and may be revised before final rules are issued. The proposed amendments would be effective for new transfers of financial assets and to all variable interest entities on or after January 1, 2010.

If the QSPE concept is eliminated from SFAS 140, all of our securitization structures that are currently QSPEs will have to be evaluated under FIN 46R for consolidation. Currently, we evaluate the MBS trusts used in our securitizations to determine whether they are QSPEs. If they are QSPEs, we do not consolidate them if we do not have the unilateral ability to dissolve them. In addition to potentially requiring consolidation of the loans and debt of our MBS trusts onto our balance sheet, FASB’s proposal would also require that we initially recognize these consolidated assets and liabilities at fair value.

As of September 30, 2008, we had issued over $2 trillion of Fannie Mae MBS. Although we cannot at this time predict the content of the final amendments, we may be required to consolidate the assets and liabilities of some or all of these MBS trusts. If we are required to consolidate a significant portion of the assets and liabilities of our MBS trusts, and if the fair value of those assets is substantially less than the fair value of the corresponding liabilities, the amount of our stockholders’ equity would be materially reduced and Treasury’s $100 billion funding commitment may not be sufficient to prevent our mandatory receivership.

In addition, under our existing regulatory capital standards, which are currently suspended while we are in conservatorship, the amount of capital that we are required to hold for obligations reported on our balance sheet is significantly higher than the amount of capital that we are required to hold for the guarantees that we provide to the MBS trusts. Accordingly, if we are required to consolidate the assets and liabilities of our MBS trusts, we would be required to increase capital to satisfy regulatory capital requirements unless legislation is passed or FHFA adopts new capital standards that alters this requirement. If we do not have enough capital to meet these higher regulatory capital requirements, we could incur penalties and also could be subject to further restrictions on our activities and operations, or to investigation and enforcement actions by the FHFA. Under the Regulatory Reform Act, the FHFA may place us into receivership if it classifies us as critically undercapitalized. Moreover, changes to the accounting treatment for securitizations may impact the market for securitizations, which could weaken demand for, and reduce the liquidity of, our Fannie Mae MBS.

We cannot predict what the final amendments to SFAS 140 and FIN 46R will be, nor can we predict whether we will be required to consolidate all, some or none of the assets and liabilities of our MBS trusts, or the effect of a consolidation of those assets and liabilities on our securitization activities, results of operations or stockholders’ equity. Further, we cannot predict the impact that these or other amendments or guidance of the FASB that may be adopted in the future may have on our accounting policies and methods, which are fundamental to how we report our financial condition and results of operations.

Our ability to maintain a positive net worth may be adversely affected by market conditions and other factors.

Under the Regulatory Reform Act, FHFA must place us into receivership if we have a negative net worth (which means that our assets are less than our obligations) for a period of 60 days. Our ability to maintain a positive net worth may be adversely affected by market conditions and volatility. We expect the market conditions that contributed to our net loss for first nine months of 2008 to continue and possibly worsen, and therefore to continue to adversely affect our net worth. Factors that could adversely affect our net worth for future periods include: additional net losses; continued declines in home prices; increases in our credit and interest rate risk profiles; adverse changes in interest rates or implied volatility; the ineffectiveness of hedge accounting; adverse changes in option-adjusted spreads; impairments of private-label mortgage-related securities; counterparty downgrades; downgrades of private-label mortgage-related securities; changes in GAAP; actions we may take to help homeowners, such as increasing our purchases of loans out of MBS trusts in order to modify them and modifying loans to lower the interest rate or to reduce the amount of principal owed by the borrower; and actions taken by FHFA, Treasury or Congress relating to our business, the mortgage industry or the financial services industry. In addition, approximately 50% of our net worth as of September 30, 2008 consisted of our remaining deferred tax assets, which could be subject to a further valuation allowance in the future.

If current trends in the housing and financial markets continue or worsen, and we have a significant net loss in the fourth quarter of 2008, we may have a negative net worth as of December 31, 2008. If this were to occur, we would be required to obtain funding from Treasury pursuant to its commitment under the senior preferred stock purchase agreement in order to avoid a mandatory trigger of receivership under the Regulatory Reform Act.

We may be required to establish an additional valuation allowance against our deferred tax assets, which could materially adversely affect our results of operations, financial condition and net worth.

As of September 30, 2008, we had approximately $4.6 billion in net deferred tax assets on our consolidated balance sheet. Deferred tax assets refer to assets on our consolidated balance sheets that are attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and to tax credits. The realization of our deferred tax assets is dependent upon the generation of sufficient future taxable income.

We are in a cumulative book taxable loss position as of the three-year period ended September 30, 2008. For purposes of establishing a deferred tax valuation allowance, this cumulative book taxable loss position is considered significant, objective evidence that we may not be able to realize some portion of our deferred tax assets in the future. As described in “Part I—MD&A—Critical Accounting Policies and Estimates—Deferred Tax Assets,” we established a partial deferred tax valuation allowance of $21.4 billion during the third quarter based on our consideration of the available evidence. We did not establish a valuation allowance with respect to $4.6 billion in deferred tax assets related to unrealized losses recorded through AOCI on our available-for-sale securities; we currently believe these deferred tax assets are recoverable because we have the intent and ability to hold these securities until recovery of the carrying value.

We will continue to monitor all available evidence related to our ability to utilize our remaining deferred tax assets. If in a future period we determine that we no longer have the intent or the ability to hold our available-for-sale securities until recovery of the carrying value, we would record an additional valuation allowance against these deferred tax assets, which could have a material adverse effect on our results of operations, financial condition and net worth.

Changes in option-adjusted spreads or interest rates, or our inability to manage interest rate risk successfully, could have a material adverse effect on our business, results of operations, financial condition, liquidity position and net worth.

We fund our operations primarily through the issuance of debt and invest our funds primarily in mortgage-related assets that permit the mortgage borrowers to prepay the mortgages at any time. These business activities expose us to market risk, which is the risk of loss from adverse changes in market conditions. Our most significant market risks are interest rate risk and option-adjusted spread risk. We describe these risks in more detail in “Part I—Item 2—MD&A—Risk Management—Interest Rate Risk Management and Other Market Risks.” Changes in interest rates affect both the value of our mortgage assets and prepayment rates on our mortgage loans.

Changes in interest rates could have a material adverse effect on our business, results of operations, financial condition, liquidity position and net worth. Our ability to manage interest rate risk depends on our ability to issue debt instruments with a range of maturities and other features, including call features, at attractive rates and to engage in derivative transactions. We must exercise judgment in selecting the amount, type and mix of debt and derivative instruments that will most effectively manage our interest rate risk. In addition, as described in a risk factor above, our ability to issue debt instruments with a range of maturities and call features has been impaired. In recent months, our ability to issue callable debt has been substantially reduced, and we therefore have been required to increase our use of derivatives to manage interest rate risk. The amount, type and mix of financial instruments that are available to us may not offset possible future changes in the spread between our borrowing costs and the interest we earn on our mortgage assets.

As described in “Part I—Item 2—MD&A—Risk Management—Interest Rate Risk Management and Other Market Risks,” the volatility and disruption in the credit markets during the past year, which reached unprecedented levels during the third quarter of 2008 and in October 2008, have created a number of challenges for us in managing our market-related risks. As a result of our extremely limited ability to issue callable debt or long-term debt in recent months, we have relied primarily on a combination of short-term debt, interest rate swaps and swaptions to fund mortgage purchases and to manage our interest rate risk. The extreme levels of market volatility have resulted in a higher level of volatility in the interest rate risk profile of our net portfolio and led us to take more frequent rebalancing actions. At the same time, we have experienced an increase in the cost to enter into new derivative transactions due to a reduction in the liquidity of derivatives, an increase during the third quarter of 2008 in the bid-ask spreads on derivatives and a much higher cost of option-based derivative contracts.

Our business is subject to laws and regulations that restrict our activities and operations, which may adversely affect our business, results of operations, financial condition, liquidity and net worth.

As a federally chartered corporation, we are subject to the limitations imposed by the Charter Act, extensive regulation, supervision and examination by FHFA, and regulation by other federal agencies, including Treasury, HUD and the SEC. We are also subject to many laws and regulations that affect our business, including those regarding taxation and privacy. In addition, the policy, approach or regulatory philosophy of these agencies can materially affect our business.

Additionally, the Charter Act defines our permissible business activities. For example, we may not purchase single-family loans in excess of the conforming loan limits. In addition, under the Charter Act, our business is limited to the U.S. housing finance sector. As a result of these limitations on our ability to diversify our operations, our financial condition and earnings depend almost entirely on conditions in a single sector of the U.S. economy, specifically, the U.S. housing market. Our substantial reliance on conditions in the U.S. housing market may adversely affect the investment returns we are able to generate.

The current housing goals and subgoals for our business require that a specified portion of our mortgage purchases during each calendar year relate to the purchase or securitization of mortgage loans that finance housing for low- and moderate-income households, housing in underserved areas and qualified housing under the definition of special affordable housing. Many of these goals and subgoals have increased in 2008 over 2007 levels. These increases in goal levels and recent housing and mortgage market conditions, particularly the significant changes in the housing market that began in the third quarter of 2007, have made it increasingly challenging to meet our housing goals and subgoals.

Our business faces significant operational risks and an operational failure could materially adversely affect our business, results of operations, financial condition, liquidity and net worth.

Shortcomings or failures in our internal processes, people or systems could have a material adverse effect on our risk management, liquidity, financial condition and results of operations; disrupt our business; and result in legislative or regulatory intervention, damage to our reputation and liability to customers. For example, our business is dependent on our ability to manage and process, on a daily basis, a large number of transactions across numerous and diverse markets. These transactions are subject to various legal and regulatory standards. We rely on the ability of our employees and our internal financial, accounting, cash management, data processing and other operating systems, as well as technological systems operated by third parties, to process these transactions and to manage our business. The steps we have taken and are taking to enhance our technology and operational controls and organizational structure may not be effective to manage these risks and may create additional operational risk as we execute these enhancements.

Due to events relating to the conservatorship, including changes in management, employees and business practices, our operational risk may increase and could result in business interruptions and financial losses. In addition, due to events that are wholly or partially beyond our control, these employees or third parties could engage in improper or unauthorized actions, or these systems could fail to operate properly, which could lead to financial losses, business disruptions, legal and regulatory sanctions, and reputational damage.

If we are unable to develop, enhance and implement strategies to adapt to changing conditions in the mortgage industry and capital markets, our business, results of operations, financial condition, liquidity and net worth will be adversely affected.

The manner in which we compete and the products for which we compete are affected by changing conditions in the mortgage industry and capital markets. If we do not effectively respond to these changes, or if our strategies to respond to these changes are not as successful as our prior business strategies, our business, results of operations, financial condition, liquidity and net worth will be adversely affected. Additionally, we may not be able to develop or execute any new or enhanced strategies that we adopt to address changing conditions and, even if fully implemented, these strategies may not increase our earnings due to factors beyond our control.

Mortgage fraud could result in significant financial losses and harm to our reputation.

Because we use a process of delegated underwriting in which lenders make specific representations and warranties about the characteristics of the single-family mortgage loans we purchase and securitize, we do not independently verify most borrower information that is provided to us. This exposes us to the risk that one or more of the parties involved in a transaction (the borrower, seller, broker, appraiser, title agent, lender or servicer) will engage in fraud by misrepresenting facts about a mortgage loan. We have experienced financial losses resulting from mortgage fraud. In the future, we may experience significant financial losses and reputational damage as a result of mortgage fraud.

Risks Relating to Our Industry

A continuing, or broader, decline in U.S. home prices or activity in the U.S. housing market could negatively impact our business, results of operations, financial condition, liquidity and net worth.

The continued deterioration of the U.S. housing market and national decline in home prices in 2008 has resulted in increased delinquencies or defaults on the mortgage assets we own and that back our guaranteed Fannie Mae MBS. Further, the features of a significant portion of mortgage loans made in recent years, including loans with adjustable interest rates that may reset to higher payments either once or throughout their term, and loans that were made based on limited or no credit or income documentation, also increase the likelihood of future increases in delinquencies or defaults on mortgage loans. An increase in delinquencies or defaults will result in a higher level of credit losses and credit-related expenses, which in turn will reduce our earnings and adversely affect our net worth. Higher credit losses and credit-related expenses also could adversely affect our financial condition.

Our business volume is affected by the rate of growth in total U.S. residential mortgage debt outstanding and the size of the U.S. residential mortgage market. The rate of growth in total U.S. residential mortgage debt outstanding has declined substantially in response to the reduced activity in the housing market and national declines in home prices, and we expect that it will continue to decline to a growth rate of about 0% in 2009. A decline in the rate of growth in mortgage debt outstanding reduces the number of mortgage loans available for us to purchase or securitize, which in turn could lead to a reduction in our net interest income and guaranty fee income. Even if we are able to increase our share of the secondary mortgage market, it may not be sufficient to make up for the decline in the rate of growth in mortgage originations, which could adversely affect our results of operations and financial condition.

Changes in general market and economic conditions in the United States and abroad have materially adversely affected, and may continue to materially adversely affect, our business, results of operations, financial condition, liquidity and net worth.

Our earnings and financial condition may continue to be materially adversely affected by unfavorable market and economic conditions in the United States and abroad. These conditions include the disruption of the international credit markets, weakness in the U.S. financial markets and national economy and local economies in the United States and economies of other countries with investors that hold our debt, short-term and long-term interest rates, the value of the U.S. dollar compared with the value of foreign currencies, the rate of inflation, fluctuations in both the debt and equity capital markets, high unemployment rates and the lack of economic recovery from the credit crisis. These conditions are beyond our control and may change suddenly and dramatically.

Changes in market and economic conditions could continue to adversely affect us in many ways, including the following:

•	slow or negative economic growth and rising unemployment in the United States, either as a whole or in specific regions of the country, has decreased homeowner demand for mortgage loans and increased the number of homeowners who become delinquent or default on their mortgage loans. The increase in delinquencies or defaults has resulted in a higher level of credit losses and credit-related expenses and reduced our earnings. In addition, the credit crisis has reduced the amount of mortgage loans being originated. Decreased homeowner demand for mortgage loans and reduced mortgage originations could reduce our guaranty fee income, net interest income and the fair value of our mortgage assets;

•	the credit crisis has increased the risk that our counterparties will default on their obligations to us or become insolvent, resulting in a reduction in our earnings and thereby adversely affecting our net worth and financial condition;

•	the credit crisis has reduced international demand for debt securities issued by U.S. financial institutions; and

•	fluctuations in the global debt and equity capital markets, including sudden changes in short-term or long-term interest rates, could decrease the fair value of our mortgage assets, derivatives positions and other investments, negatively affect our ability to issue debt at reasonable rates, and reduce our net interest income.

Our business is subject to uncertainty as a result of the current disruption in the housing and mortgage markets.

The mortgage credit markets continue to experience difficult conditions and volatility. The disruption has adversely affected the U.S. economy in general and the housing and mortgage markets in particular and likely will continue to do so. These deteriorating conditions in the mortgage market resulted in a decrease in availability of corporate credit and liquidity within the mortgage industry and have caused disruptions to normal operations of major mortgage originators, including some of our largest customers. These conditions resulted in less liquidity, greater volatility, widening of credit spreads and a lack of price transparency. We operate in these markets and are subject to potential adverse effects on our results of operations and financial condition due to our activities involving securities, mortgages, derivatives and other mortgage commitments with our customers. In addition, a variety of legislative, regulatory and other proposals have been introduced or adopted in an effort to address the disruption, which could adversely affect our business, results of operations, financial condition, liquidity position and net worth. Further, the actions taken by the U.S. government to address the disruption may not effectively bring about the intended economic recovery.

Defaults by large financial institutions and insurance companies under agreements or instruments with other financial institutions and insurance companies could materially and adversely affect our business, results of operations, financial condition, liquidity and net worth.

The financial soundness of many large financial institutions, including insurance companies, is interrelated with the credit, trading or other relationships among and between these financial institutions. As a result, concerns about, or a default or threatened default by, one financial institution could lead to significant market-wide liquidity problems, losses or defaults by other financial institutions. During the third quarter of 2008 and continuing through October, investor confidence in financial institutions fell dramatically. In September and October 2008, we and Freddie Mac were placed into conservatorship, Lehman Brothers declared bankruptcy, and other major U.S. financial institutions were acquired or required assistance from the U.S. government. There can be no assurance that the actions being taken by the U.S. government to improve the financial markets will improve the liquidity in the credit markets or result in lower credit spreads, and the current illiquidity and wide credit spreads may worsen. Continued turbulence in the U.S. and international markets and economy may adversely affect our liquidity and financial condition and the willingness of certain counterparties and customers to do business with us or each other. If these or similar conditions continue or worsen, financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges, with which we interact on a daily basis, may be adversely affected, which could have a material adverse effect our business, results of operations, financial condition, liquidity and net worth.

The financial services industry is undergoing significant structural changes, and is subject to significant and changing regulation. We do not know how these changes will affect our business.

The financial services industry is undergoing significant structural changes. From March through September 2008, all of the major independent investment banks were either acquired, declared bankruptcy, or changed their status to bank holding companies. In September 2008, we and Freddie Mac were placed into conservatorship, which effectively placed us under the control of the U.S. government. On October 14, 2008, Treasury announced a capital purchase program in which eligible financial institutions would sell preferred shares to the U.S. government. As of November 1, 2008, Treasury had invested $125 billion in nine large financial institutions under this program. Also on October 14, 2008, the FDIC announced a temporary liquidity guarantee program pursuant to which it will temporarily guarantee the senior debt of all FDIC-insured institutions and their holding companies.

In light of current conditions in the U.S. financial markets and economy, regulators and legislatures have increased their focus on the regulation of the financial services industry. Proposals for legislation regulating the financial services industry are continually being introduced in Congress and in state legislatures and may increase.

We are unable to predict whether any of these proposals will be implemented or in what form, or whether any additional or similar changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. The actions of Treasury, the FDIC, the Federal Reserve and international central banking authorities directly impact financial institutions’ cost of funds for lending, capital raising and investment activities, which could increase our borrowing costs or make borrowing more difficult for us. For example, as described in a risk factor above, the FDIC’s temporary liquidity guarantee program has reduced demand for our debt securities. Changes in monetary policy are beyond our control and difficult to predict.

The financial market crisis has also resulted in several mergers or announced mergers of a number of our most significant institutional counterparties. The increasing consolidation of the financial services industry will increase our concentration risk to counterparties in this industry, and we will become more reliant on a smaller number of institutional counterparties, which both increases our risk exposure to any individual counterparty and decreases our negotiating leverage with these counterparties.

The structural changes in the financial services industry and any legislative or regulatory changes could affect us in substantial and unforeseeable ways and could have a material adverse effect on our business, results of operations, financial condition, liquidity and net worth. In particular, these changes could affect our ability to issue debt, may reduce our customer base, and could result in increased competition for our business.

The occurrence of a major natural or other disaster in the United States could increase our delinquency rates and credit losses or disrupt our business operations and lead to financial losses.

The occurrence of a major natural disaster, terrorist attack or health epidemic in the United States could increase our delinquency rates and credit losses in the affected region or regions, which could have a material adverse effect on our business, results of operations, financial condition, liquidity position and net worth.

The contingency plans and facilities that we have in place may be insufficient to prevent a disruption in the infrastructure that supports our business and the communities in which we are located from having an adverse effect on our ability to conduct business. Substantially all of our senior management and investment personnel work out of our offices in the Washington, DC metropolitan area. If a disruption occurs and our senior management or other employees are unable to occupy our offices, communicate with other personnel or travel to other locations, our ability to interact with each other and with our customers may suffer, and we may not be successful in implementing contingency plans that depend on communication or travel.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

Recent Sales of Unregistered Securities

Under the Fannie Mae Stock Compensation Plan of 1993 and the Fannie Mae Stock Compensation Plan of 2003 (the “Plans”), we have provided stock compensation to employees and members of the Board of Directors to attract, motivate and retain these individuals and promote an identity of interests with shareholders.

During the quarter ended September 30, 2008, we did not issue restricted stock in consideration of services rendered or to be rendered. Under the terms of the senior preferred stock purchase agreement we entered into with Treasury on September 7, 2008, we are prohibited from selling or issuing our equity interests other than as required by (and pursuant to) the terms of a binding agreement in effect on September 7, 2008 without the prior written consent of Treasury. During the quarter ended September 30, 2008, 14,126 restricted stock units vested, as a result of which 9,582 shares of common stock were issued and 4,544 shares of common stock that otherwise would have been issued were withheld by us in lieu of requiring the recipients to pay us the withholding taxes due upon vesting. All of these restricted stock units were granted prior to September 7, 2008. Restricted stock units granted under the Plans typically vest in equal annual installments over three or four years beginning on the first anniversary of the date of grant. Each restricted stock unit represents the right to receive a share of common stock at the time of vesting. As a result, restricted stock units are generally similar to restricted stock, except that restricted stock units do not confer voting rights on their holders. All restricted stock units were granted to persons who were employees of Fannie Mae.

As reported in a current report on Form 8-K filed with SEC on September 11, 2008, Fannie Mae, through FHFA, in its capacity as conservator, issued to Treasury: (1) on September 8, 2008, one million shares of senior preferred stock with an initial liquidation preference equal to $1,000 per share; and (2) on September 7, 2008, a warrant to purchase shares of Fannie Mae common stock equal to 79.9% of the total number of shares of Fannie Mae common stock outstanding on a fully diluted basis on the date of exercise. The senior preferred stock and warrant were issued to Treasury as an initial commitment fee in consideration of the commitment from Treasury to provide funds to Fannie Mae under the terms and conditions set forth in the senior preferred stock purchase agreement. Accordingly, we did not receive any cash proceeds as a result of issuing the senior preferred stock or the warrant. See “Part I—Item 2—MD&A− Conservatorship and Treasury Agreements—Treasury Agreements—Senior Preferred Stock Purchase Agreement and Related Issuance of Senior Preferred Stock and Common Stock Warrant” for a description of the terms of the senior preferred stock and warrant.

The securities we issue are “exempted securities” under laws administered by the SEC to the same extent as securities that are obligations of, or are guaranteed as to principal and interest by, the United States, except that, under the Regulatory Reform Act, our equity securities are not treated as exempted securities for purposes of Section 12, 13, 14 or 16 of the Exchange Act. As a result, we do not file registration statements or prospectuses with the SEC under the Securities Act with respect to certain securities offerings.

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

Fannie Mae’s securities offerings are exempted from SEC registration requirements, except that, under the Regulatory Reform Act, our equity securities are not treated as exempted securities for purposes of Section 12, 13, 14 or 16 of the Exchange Act. As a result, we are not required to and do not file registration statements or prospectuses with the SEC under the Securities Act with respect to certain securities offerings. To comply with the disclosure requirements of Form 8-K relating to the incurrence of material financial obligations, we report our incurrence of these types of obligations either in offering circulars or prospectuses (or supplements thereto) that we post on our Web site or in a current report on Form 8-K, in accordance with a “no-action” letter we received from the SEC staff. In cases where the information is disclosed in a prospectus or offering circular posted on our Web site, the document will be posted on our Web site within the same time period that a prospectus for a non-exempt securities offering would be required to be filed with the SEC.

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

We are providing our Web site address solely for your information. Information appearing on our Web site is not incorporated into this quarterly report on Form 10-Q.

(b) None.

(c) Share Repurchases

Issuer Purchases of Equity Securities

The following table shows shares of our common stock we repurchased during the third quarter of 2008.

				Maximum Number
			Total Number of	of Shares that
	Total Number	Average	Shares Purchased	May Yet be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased(1)	per Share	Announced Program(2)	the Program(3)
	(Shares in thousands)

2008
July 1-31	2,738	$12.11	—	56,807
August 1-31	10,662	8.11	—	56,717
September 1-30	9,023	2.64	—	56,027
Total	22,423

(1)	Consists of shares of common stock reacquired from employees to pay an aggregate of approximately $0.1 million in withholding taxes due upon the vesting of previously issued restricted stock.

(2)	On January 21, 2003, we publicly announced that the Board of Directors had approved a share repurchase program (the “General Repurchase Authority”) under which we could purchase in open market transactions the sum of (a) up to 5% of the shares of common stock outstanding as of December 31, 2002 (49.4 million shares) and (b) additional shares to offset stock issued or expected to be issued under our employee benefit plans. No shares were repurchased during the third quarter of 2008 pursuant to the General

Repurchase Authority. The General Repurchase Authority has no specified expiration date. Under the terms of the senior preferred stock purchase agreement we entered into with Treasury on September 7, 2008, we are prohibited from purchasing Fannie Mae common stock without the prior written consent of Treasury. As a result of this prohibition, we do not intend to make further purchases under the General Repurchase Authority at this time.

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

Dividend Restrictions

Our payment of dividends is subject to the following restrictions:

Restrictions Relating to Conservatorship.  As described above in “Part I—Item 2—MD&A—Conservatorship and Treasury Agreements,” we are currently under conservatorship. As conservator, FHFA announced on September 7, 2008 that we would not pay any dividends on the common stock or on any series of preferred stock (other than the senior preferred stock).

Restrictions Under Senior Preferred Stock Purchase Agreement.  The senior preferred stock purchase agreement prohibits us from declaring or paying any dividends on Fannie Mae equity securities without the prior written consent of Treasury.

Restrictions Under Regulatory Reform Act.  Under the Regulatory Reform Act, FHFA has authority to prohibit capital distributions, including payment of dividends, if we fail to meet our capital requirements. If FHFA classifies us as significantly undercapitalized, approval of the Director of FHFA is required for any dividend payment. Under the Regulatory Reform Act, we are not permitted to make a capital distribution if, after making the distribution, we would be undercapitalized, except the Director of FHFA may permit us to repurchase shares if the repurchase is made in connection with the issuance of additional shares or obligations in at least an equivalent amount and will reduce our financial obligations or otherwise improve our financial condition.

Restrictions Relating to Subordinated Debt.  During any period in which we defer payment of interest on qualifying subordinated debt, we may not declare or pay dividends on, or redeem, purchase or acquire, our common stock or preferred stock. Our qualifying subordinated debt provides for the deferral of the payment of interest for up to five years if either: (i) our core capital is below 125% of our critical capital requirement; or (ii) our core capital is below our statutory minimum capital requirement, and the U.S. Secretary of the Treasury, acting on our request, exercises his or her discretionary authority pursuant to Section 304(c) of the Charter Act to purchase our debt obligations. As of September 30, 2008, our core capital was below 125% of our critical capital requirement; however, we have been directed by FHFA to continue paying principal and interest on our outstanding subordinated debt during the conservatorship and thereafter until directed otherwise, regardless of our existing capital levels.

Restrictions Relating to Preferred Stock.  Payment of dividends on our common stock is also subject to the prior payment of dividends on our 17 series of preferred stock and one series of senior preferred stock, representing an aggregate of 607,125,000 shares and 1,000,000 shares, respectively, outstanding as of September 30, 2008. Payment of dividends on all outstanding preferred stock, other than the senior preferred stock, is also subject to the prior payment of dividends on the senior preferred stock. Quarterly dividends declared on the shares of our preferred stock outstanding totaled $413 million for the quarter ended September 30, 2008.

For a description of our capital requirements, refer to “Notes to Condensed Consolidated Financial Statements—Note 16, Regulatory Capital Requirements.”

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

(a) Items Not Reported Under Form 8-K

Not applicable.

(b) Changes to Procedures for Recommending Nominees to Board of Directors

On September 6, 2008, the Director of FHFA appointed FHFA as conservator of Fannie Mae in accordance with the Regulatory Reform Act and the Federal Housing Enterprises Financial Safety and Soundness Act of 1992. During the conservatorship, the conservator has all powers of the shareholders and Board of Directors of Fannie Mae. As a result, Fannie Mae’s common shareholders no longer have the ability to nominate or elect the directors of Fannie Mae pursuant to the procedures outlined in our bylaws. For more information on the conservatorship, refer to “Part I—Item 2—MD&A—Conservatorship and Treasury Agreements—Conservatorship.”

Item 6.	Exhibits

An index to exhibits has been filed as part of this report beginning on page E-1 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal National Mortgage Association

By:	/s/ Herbert M. Allison, Jr.
Herbert M. Allison, Jr.
President and Chief Executive Officer

Date: November 10, 2008

By:	/s/ David C. Hisey
David C. Hisey
Executive Vice President and
Chief Financial Officer

Date: November 10, 2008

INDEX TO EXHIBITS

Item	Description

3.1	Fannie Mae Charter Act (12 U.S.C. § 1716 et seq.) as amended through July 30, 2008 (Incorporated by reference to Exhibit 3.1 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 8, 2008.)
3.2	Fannie Mae Bylaws, as amended through February 29, 2008 (Incorporated by reference to Exhibit 3.1 to Fannie Mae’s Quarterly Report on Form 10-Q, filed March 6, 2008.)
4.1	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series D (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.2	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series E (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.3	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series F (Incorporated by reference to Exhibit 4.3 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.4	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series G (Incorporated by reference to Exhibit 4.4 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.5	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series H (Incorporated by reference to Exhibit 4.5 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.6	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series I (Incorporated by reference to Exhibit 4.6 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.7	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series L (Incorporated by reference to Exhibit 4.7 to Fannie Mae’s Quarterly Report on Form 10-Q dated August 8, 2008.)
4.8	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series M (Incorporated by reference to Exhibit 4.8 to Fannie Mae’s Quarterly Report on Form 10-Q dated August 8, 2008.)
4.9	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series N (Incorporated by reference to Exhibit 4.9 to Fannie Mae’s Quarterly Report on Form 10-Q dated August 8, 2008.)
4.10	Certificate of Designation of Terms of Fannie Mae Non-Cumulative Convertible Preferred Stock, Series 2004-1 (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed January 4, 2005.)
4.11	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series O (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s Current Report on Form 8-K, filed January 4, 2005.)
4.12	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series P (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed September 28, 2007.)
4.13	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series Q (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed October 5, 2007.)
4.14	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series R (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed November 21, 2007.)
4.15	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series S (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed December 11, 2007.)
4.16	Certificate of Designation of Terms of Fannie Mae Non-Cumulative Mandatory Convertible Preferred Stock, Series 2008-1 (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed May 14, 2008.)
4.17	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series T (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed May 19, 2008.)
4.18	Certificate of Designation of Terms of Variable Liquidation Preference Senior Preferred Stock, Series 2008-2 (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s Current Report on Form 8-K, filed September 11, 2008.)
4.19	Warrant to Purchase Common Stock, dated September 7, 2008 conservator (Incorporated by reference to Exhibit 4.3 to Fannie Mae’s Current Report on Form 8-K, filed September 11, 2008.)
4.20	Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of September 26, 2008, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed October 2, 2008.)

E-1

Item	Description

10.1	Senior Preferred Stock Purchase Agreement, dated as of September 7, 2008, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed September 11, 2008. This agreement was amended and restated on September 26, 2008 and, as so amended and restated, is filed as Exhibit 4.20 to this Quarterly Report on Form 10-Q.)
10.2	Description of amendment to the employment agreement of Daniel H. Mudd (Incorporated by reference to information under the heading “Conservator’s Amendment of Employment Agreement of Former President and Chief Executive Officer” in Item 5.02 of Fannie Mae’s Current Report on Form 8-K, filed September 18, 2008.)†
10.3	Description of retention plan and 2009 annual compensation plan (Incorporated by reference to “Conservator’s Determination Relating to Retention Plan and 2009 Annual Compensation Plan” in Item 5.02 of Fannie Mae’s Current Report on Form 8-K, filed September 19, 2008.)†
10.4	Lending Agreement, dated September 19, 2008, between the U.S. Treasury and Fannie Mae
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

†	This exhibit is a management contract or compensatory plan or arrangement.

E-2

LE049