Form 10-K
period 2008-12-31
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2009-02-26
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission File No.: 0-50231

Federal National Mortgage Association
(Exact name of registrant as specified in its charter)

Fannie Mae

Federally chartered corporation	52-0883107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3900 Wisconsin Avenue, NW Washington, DC (Address of principal executive offices)	20016 (Zip Code)

Registrant’s telephone number, including area code:
(202) 752-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, without par value	New York Stock Exchange Chicago Stock Exchange
8.25% Non-Cumulative Preferred Stock, Series T, stated value $25 per share	New York Stock Exchange
8.75% Non-Cumulative Mandatory Convertible Preferred Stock, Series 2008-1, stated value $50 per share	New York Stock Exchange
Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series S, stated value $25 per share	New York Stock Exchange
7.625% Non-Cumulative Preferred Stock, Series R, stated value $25 per share	New York Stock Exchange
6.75% Non-Cumulative Preferred Stock, Series Q, stated value $25 per share	New York Stock Exchange
Variable Rate Non-Cumulative Preferred Stock, Series P, stated value $25 per share	New York Stock Exchange
5.50% Non-Cumulative Preferred Stock, Series N, stated value $50 per share	New York Stock Exchange
4.75% Non-Cumulative Preferred Stock, Series M, stated value $50 per share	New York Stock Exchange
5.125% Non-Cumulative Preferred Stock, Series L, stated value $50 per share	New York Stock Exchange
5.375% Non-Cumulative Preferred Stock, Series I, stated value $50 per share	New York Stock Exchange
5.81% Non-Cumulative Preferred Stock, Series H, stated value $50 per share	New York Stock Exchange
Variable Rate Non-Cumulative Preferred Stock, Series G, stated value $50 per share	New York Stock Exchange
Variable Rate Non-Cumulative Preferred Stock, Series F, stated value $50 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Variable Rate Non-Cumulative Preferred Stock, Series O, stated value $50 per share
(Title of class)
5.375% Non-Cumulative Convertible Series 2004-1 Preferred Stock, stated value $100,000 per share
(Title of class)
5.10% Non-Cumulative Preferred Stock, Series E, stated value $50 per share
(Title of class)
5.25% Non-Cumulative Preferred Stock, Series D, stated value $50 per share
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold on June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $20,932 million.

As of January 31, 2009, there were 1,091,230,272 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

i

MD&A TABLE REFERENCE

PART I

We have been under conservatorship since September 6, 2008. As conservator, the Federal Housing Finance Agency (“FHFA”) succeeded to all rights, titles, powers and privileges of the company, and of any shareholder, officer or director of the company with respect to the company and its assets. We describe the conservatorship and its impact on our business under “Item 1—Business—Conservatorship, Treasury Agreements, Our Charter and Regulation of Our Activities” below.

Because of the complexity of our business and the industry in which we operate, we have included in this annual report on Form 10-K a glossary under “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)—Glossary of Terms Used in This Report.”

Item 1.	Business

OVERVIEW

Fannie Mae is a government-sponsored enterprise (“GSE”) that was chartered by Congress in 1938 to support liquidity and stability in the secondary mortgage market, where existing mortgage loans are purchased and sold. We securitize mortgage loans originated by lenders in the primary mortgage market into mortgage-backed securities that we refer to as Fannie Mae MBS, which can then be bought and sold in the secondary mortgage market. We describe the securitization process under “Business Segments—Single-Family Credit Guaranty Business—Mortgage Securitizations” below. We also participate in the secondary mortgage market by purchasing mortgage loans (often referred to as “whole loans”) and mortgage-related securities, including our own Fannie Mae MBS, for our mortgage portfolio. We also make other investments that increase the supply of affordable housing. Under our charter, we may not lend money directly to consumers in the primary mortgage market.

We are subject to government oversight and regulation. Our regulators include FHFA, the Department of Housing and Urban Development (“HUD”), the Securities and Exchange Commission (“SEC”), and the Department of the Treasury (“Treasury”). We reference the Office of Federal Housing Enterprise Oversight (“OFHEO”), FHFA’s predecessor, in this report with respect to actions taken by our safety and soundness regulator prior to the creation of FHFA on July 30, 2008.

Although we are a corporation chartered by the U.S. Congress, and although our conservator is a U.S. government agency and Treasury owns our senior preferred stock and a warrant to purchase our common stock, the U.S. government does not guarantee, directly or indirectly, our securities or other obligations. Our common stock is listed on the New York Stock Exchange (“NYSE”) and traded under the symbol “FNM.” We describe the impact of our failure to satisfy one of the NYSE’s standards for continued listing of our common stock under “Conservatorship, Treasury Agreements, Our Charter and Regulation of Our Activities—New York Stock Exchange Listing” below. Our debt securities are actively traded in the over-the-counter market.

MARKET OVERVIEW

Mortgage and housing market conditions worsened progressively and dramatically through 2008 and credit concerns and the liquidity crisis affected the general capital markets. The housing market downturn that began in the second half of 2006 and progressed through 2007 significantly worsened in 2008. During 2008, the nation experienced significant declines in new and existing home sales, housing starts and mortgage originations. Overall housing demand decreased over the past year due to an economic recession that began in December 2007 and a significant reduction in the availability of credit. Continued high housing supply due to the slowdown in demand, low availability of credit, and increase in mortgage foreclosures put downward pressure on home prices. Home prices declined approximately 9% in 2008, as measured from the fourth quarter of 2007 to the fourth quarter of 2008 based on our home price index, which is the greatest decline since our home price index’s inception in 1975. As a result of declining home values, many home values fell below the amount of the mortgage owed on the home, leaving many borrowers unable to sell their homes or refinance their mortgage loans. These challenging market and economic conditions caused a significant increase in mortgage delinquencies, defaults and foreclosures during 2008. Moreover, high housing supply and increased job losses have started to put pressure on the rental housing market.

Our business operates within the U.S. residential mortgage market, and therefore, we consider the amount of U.S. residential mortgage debt outstanding to be the best measure of the size of our overall market. As of September 30, 2008, the latest date for which information was available, the amount of U.S. residential mortgage debt outstanding was estimated by the Federal Reserve to be approximately $12.1 trillion (including $11.2 trillion of single-family mortgages). Our mortgage credit book of business, which includes mortgage assets we hold in our investment portfolio, our Fannie Mae MBS held by third parties and credit enhancements that we provide on mortgage assets, was $3.1 trillion as of September 30, 2008, or approximately 26% of total U.S. residential mortgage debt outstanding.

With weak housing activity and national home price declines, growth in total U.S. residential mortgage debt outstanding slowed to an estimated annual rate of 0.5% in the first nine months of 2008 (the most recent available data), compared with 7.7% over the first nine months of 2007, and 12.7% over the first nine months of 2006. We expect residential mortgage debt outstanding to shrink by approximately 0.2% in 2009. See “Item 1A—Risk Factors” for a description of the risks associated with the housing market downturn and continued home price declines.

The continuing downturn in the housing and mortgage markets has been affected by, and has had an effect on, challenging conditions that exist across the global financial markets. This adverse market environment intensified in the second half of 2008 and was characterized by increased illiquidity in the credit markets, wider credit spreads, lower business and consumer confidence, and concerns about corporate earnings and the solvency of many financial institutions. Conditions in the financial services industry were particularly difficult. In the second half of 2008, we and Freddie Mac were placed into conservatorship, Lehman Brothers Holdings Inc. (“Lehman Brothers”) filed for bankruptcy, and a number of major U.S. financial institutions consolidated or received financial assistance from the U.S. government. During 2008, the FDIC was appointed receiver for 25 U.S. banks. Real gross domestic product, or GDP, growth slowed to 1.3% in 2008 with a decline of 3.8% in the fourth quarter. The unemployment rate increased from 4.9% at the end of 2007 to 7.2% at the end of 2008.

Since the second half of 2008, the U.S. government took a number of actions intended to strengthen market stability, improve the strength of financial institutions, and enhance market liquidity. These actions included the following:

•	On July 30, 2008, Congress passed the Housing and Economic Recovery Act of 2008 (“HERA”) which, among other things, authorized the Secretary of the Treasury to purchase GSE debt, equity and other securities.

•	On September 7, 2008, the Treasury Secretary announced a program to purchase GSE mortgage-backed securities in the open market pursuant to its authority under HERA. Treasury began purchasing Fannie Mae MBS under this program in September 2008. This authority expires on December 31, 2009.

•	On September 19, 2008, the Federal Reserve Board announced enhancements to its existing liquidity facilities, including plans to purchase from primary dealers short-term debt obligations issued by us, Freddie Mac and the 12 Federal Home Loan Banks (“FHLBs”).

•	On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008, or Stabilization Act, which authorized the Secretary of the Treasury to establish a Troubled Assets Relief Program, or TARP, to purchase up to $700 billion in troubled assets (including mortgage loans and mortgage-backed securities) from financial institutions. As of February 13, 2009, Treasury had committed a total of $305.8 billion under TARP, including $276.0 billion in capital investments in U.S. financial institutions.

•	On October 7, 2008, the Federal Reserve Board announced the creation of a commercial paper funding facility that would fund purchases of commercial paper of three-month maturity from eligible issuers in an effort to provide additional liquidity to the short-term debt markets.

•	On October 14, 2008, the Federal Deposit Insurance Corporation (“FDIC”) announced a temporary liquidity guarantee program pursuant to which it would guarantee, until June 30, 2012, the senior debt issued on or before June 30, 2009 by all FDIC-insured institutions and their holding companies, as well as deposits in non-interest-bearing accounts held in FDIC-insured institutions.

•	On November 25, 2008, the Federal Reserve announced a new program to purchase up to $100 billion in direct obligations of us, Freddie Mac, and the FHLBs, along with up to $500 billion in mortgage-backed securities guaranteed by us, Freddie Mac and the Government National Mortgage Association (“Ginnie Mae”). The Federal Reserve began purchasing our debt and MBS under this program in January 2009.

•	On February 17, 2009, President Barack Obama signed into law the American Recovery and Reinvestment Act of 2009 (“2009 Stimulus Act”), a $787 billion economic stimulus package aimed at lifting the economy out of recession.

•	On February 18, 2009, the Obama Administration announced the Homeowner Affordability and Stability Plan (“HASP”) as part of the administration’s strategy to get the economy back on track. The Administration announced that key components of the plan are (1) providing access to low-cost refinancing for responsible homeowners suffering from falling home prices, (2) creating a $75 billion homeowner stability initiative to reach up to three to four million at-risk homeowners and (3) supporting low mortgage rates by strengthening confidence in Fannie Mae and Freddie Mac.

EXECUTIVE SUMMARY

We have been in conservatorship, with FHFA acting as our conservator, since September 6, 2008. As conservator, FHFA succeeded to all rights, titles, powers and privileges of the company, and of any shareholder, officer or director of the company with respect to the company and its assets. Following FHFA placing us into conservatorship, a variety of factors that affect our business, results of operations, financial condition, liquidity, net worth, corporate structure, management, business strategies and objectives, and controls and procedures changed materially. We discuss the rights and powers of the conservator and the provisions of our agreements with Treasury in more detail below under “Conservatorship, Treasury Agreements, Our Charter and Regulation of Our Activities.”

Our “Executive Summary” presents the most significant factors on which management and the conservator are focused in operating and evaluating our business and financial position and prospects, including recent significant changes in our business operations and strategies. More specifically, we discuss:

•	our business objectives and strategy, including the decision to make providing liquidity, stability and affordability in the mortgage market the highest priority and, in particular, our focused efforts on foreclosure prevention and helping homeowners;

•	our 2008 results of operations, including our $58.7 billion loss for 2008 and our net worth deficit of approximately $15.2 billion at year-end, resulting in a request from our conservator to Treasury for an investment of this amount under the senior preferred stock purchase agreement;

•	the recently announced Homeowner Affordability and Stability Plan, our role in that plan, and its anticipated impact on us;

•	the continuing deterioration of the performance of our mortgage credit book of business and the potential additional pressure placed on that performance by our foreclosure prevention efforts;

•	the funding challenges we experienced in 2008, the impact of debt market events on our debt maturity profile and the resulting increase in our refinancing risk; and

•	the likelihood that, in the future, we will need Treasury to make additional investments in the company under the senior preferred stock purchase agreement.

For an explanation of terms we use in this executive summary without definition, please see our glossary of terms included in “Part II—Item 7—MD&A—Glossary of Terms Used in This Report.”

Management of Our Business

Business Objectives and Strategy

FHFA, in its role as conservator, has overall management authority over our business but has delegated specified oversight authorities to our Board of Directors. The conservator also has delegated authority to our management to conduct our day-to-day operations. The Board of Directors and management are in consultation with the conservator in establishing the strategic direction for the company, and the conservator has approved the company’s current business objectives and strategy.

We face a variety of different, and potentially conflicting, objectives, including:

•	providing liquidity, stability and affordability in the mortgage market;

•	immediately providing additional assistance to this market and to the struggling housing market;

•	limiting the amount of the investment Treasury must make under the senior preferred stock purchase agreement in order to eliminate a net worth deficit;

•	returning to long-term profitability; and

•	protecting the interests of the taxpayers.

These objectives create conflicts in strategic and day-to-day decision-making that could lead to less than optimal outcomes for one or more, or possibly all, of these objectives. For example, limiting the amount of funds Treasury must invest in us pursuant to the senior preferred stock purchase agreement in order to eliminate a net worth deficit could require us to constrain some of our business activities, including activities that provide liquidity, stability and affordability to the mortgage market. Conversely, to the extent we increase our efforts, or undertake new activities, to assist the mortgage market, our financial results are likely to suffer, and we may be less effective in limiting Treasury’s future investments in us under the senior preferred stock purchase agreement. We regularly consult with and receive direction from our conservator on how to balance these objectives.

Currently, we are primarily focusing on:

•	providing liquidity, stability and affordability in the mortgage market; and

•	immediately providing additional assistance to this market and to the struggling housing market.

More specifically, in pursuit of these objectives, we have concentrated our efforts on keeping people in their homes and preventing foreclosures. In addition, we have remained active in the secondary mortgage market through our guaranty business. The essence of this strategy is to build liquidity and affordability in the mortgage market, while efficiently creating and implementing successful foreclosure prevention approaches. Currently, one of the principal ways in which we are focusing on these objectives is through our participation in HASP, which we describe in more detail below. Focusing on these objectives is likely to contribute to further deterioration in both our results of operations and our net worth, which in turn would both increase the amount that Treasury will be required to invest in us under the senior preferred stock purchase agreement and inhibit our ability to return to long-term profitability. We therefore consult regularly with our conservator on how to balance these objectives against potentially competing considerations, such as limiting the amount of Treasury’s investment in us and returning to long-term profitability.

Homeowner Affordability and Stability Plan

On February 18, 2009, the Obama Administration announced the Homeowner Affordability and Stability Plan. HASP includes several different elements that impact and involve us:

•	Loan Modification Program. Under HASP, we will offer to financially struggling homeowners loan modifications that reduce their monthly principal and interest payments on their mortgages. This program will be conducted in accordance with HASP requirements for borrower eligibility. The program seeks to provide a uniform, consistent regime that servicers would use in modifying loans to prevent foreclosures.

Under the program, servicers that service loans held in Fannie Mae MBS trusts or in our portfolio will be incented to reduce at-risk borrowers’ monthly mortgage payments to as little as 31% of monthly income, which may be achieved through a variety of methods, including interest rate reductions, principal forbearance and term extensions. Although HASP contemplates that some servicers will also make use of principal reduction to achieve reduced payments for borrowers, we do not currently anticipate that principal reduction will be used in modifying our loans. We will bear the full cost of these modifications and will not receive a reimbursement from Treasury. Servicers will be paid incentive fees both when they originally modify a loan, and over time, if the modified loan remains current. Borrowers whose loans are modified through this program will also accrue monthly incentive payments that will be applied to reduce their principal as they successfully make timely payments over a period of five years. Fannie Mae, rather than Treasury, will bear the costs of these servicer and borrower incentive fees. As the details of this program continue to develop, there may be additional incentive fees and other costs that we will bear.

•	Program Administrator. We will play a role in administering HASP on behalf of Treasury. This will include implementing the guidelines and policies within which the loan modification program will operate, both for our own servicers and for servicers of non-agency loans that participate in the program. We will also maintain records and track the performance of modified loans, both for our own loans, as well as for loans of non-agency issuers that will participate in this program. Lastly, we will calculate and remit the subsidies and incentive payments to non-agency borrowers, servicers and investors who participate in the program. Treasury will reimburse us for the expenses we incur in connection with providing these services.

•	Streamlined Refinancing Initiative. Under HASP, we will help borrowers who have mortgages with current loan-to-value ratios up to 105% to refinance their mortgages without obtaining new mortgage insurance in excess of what was already in place. We have worked with our conservator and regulator, FHFA, to provide us the flexibility to implement this element of HASP. Through the initiative, we will offer this refinancing option only for qualifying mortgage loans we hold in our portfolio or that we guarantee. We will continue to hold the portion of the credit risk not covered by mortgage insurance for refinanced loans under this initiative. By March 4, 2009 we expect to release guidelines describing the details of this initiative and we expect to implement this initiative in the second quarter of 2009 which will bring efficiencies to the refinance process for lenders and borrowers.

Treasury has announced that it expects to issue guidelines for the national loan modification program, including our loan modification program described above, by March 4, 2009. Given that the nature of both the loan modification and streamlined refinance programs is unprecedented and the details of these programs are still under development at this time, it is difficult for us to predict the full extent of our activities under the programs and how those will impact us, the response rates we will experience, or the costs that we will incur. However, to the extent that our servicers and borrowers participate in these programs in large numbers, it is likely that the costs we incur associated with modifications of loans held in our portfolio or in Fannie Mae MBS trusts as well as the borrower and servicer incentive fees associated with them, will be substantial, and these programs would therefore likely have a material adverse effect on our business, results of operations, financial condition and net worth.

We expect that our efforts under HASP will replace the previously announced Streamlined Modification Program.

Other Programs to Provide Stability and Affordability Through Our Homeowner Assistance and Foreclosure Prevention Initiatives

In addition to our expected efforts under HASP, and in light of our objectives and strategy, during 2008 and 2009 (and prior to the announcement of HASP), we adopted or expanded a variety of initiatives designed to provide assistance to homeowners and prevent foreclosures, including the initiatives listed in the following table.

Initiative	Description	Objective
Suspension of Foreclosures (effective 11/26/08—1/31/09, 2/17/09—3/6/09) and Suspension of Evictions (effective 11/26/08—3/6/09)	Suspension of foreclosure sales and of evictions of occupants (renters or owners) of single-family homes we own	To aid borrowers facing foreclosure (or tenants of properties subject to foreclosure). During the suspension period, we engaged in a concentrated effort to implement foreclosure prevention measures. We have now extended these periods through March 6, 2009 to allow us to implement the recently announced HASP

New and Amended Single-Family Trust Documents (announced 12/8/08)	Trust documents govern how and when a loan can be purchased out of an MBS trust. New and revised trust documents provide greater flexibility to help borrowers with loans securitized into our MBS trusts by extending permitted forbearance and repayment plan periods for loans in most trusts and permitting earlier removal of delinquent loans from trusts created on or after January 1, 2009
To provide servicers with added flexibility in designing workouts, and to help delinquent borrowers stay in homes
HomeSaver Advance (announced 6/16/08)	Provides an unsecured loan to qualified borrowers to cure the payment defaults on a first mortgage loan. Originally available only to borrowers who had missed three or more payments; now available for any qualified borrower regardless of number of payments missed
To help delinquent borrowers bring mortgages current (without requiring the purchase of a loan out of an MBS trust). Removing the requirement for three missed payments permits servicers to assist qualified borrowers earlier in the process
National REO Rental Program (announced 1/13/09)	Permits existing, qualified renters to lease the property at market rate while the property is marketed for sale or provides financial assistance for the tenant’s transition to new housing should they choose to vacate the property
To provide continued housing opportunity for qualified renters in Fannie Mae-owned foreclosed properties to stay in their homes, while the property is marketed, and to promote neighborhood stabilization
“Second Look” Program (initiated 10/08)	Review of seriously delinquent loans by our personnel to confirm that the borrower has been contacted and that workout options have been offered before a foreclosure sale is completed	To confirm that all workout options are explored for seriously delinquent borrowers and limit foreclosures
Reminder to servicers of availability of pre-foreclosure sales and deeds-in-lieu of foreclosure as a foreclosure alternative (preexisting)	Permits the sale (pre-foreclosure or “short” sale) or transfer (deed-in-lieu) of the home without completing a foreclosure sale	To permit earlier sales of the home in order to avoid potential adverse impact of further declines in home value and terminate further mortgage costs

The principal purposes of these initiatives are: to help stabilize the mortgage market; to limit foreclosures and keep people in their homes; and to help stabilize communities.

The actions we are taking and the initiatives we have introduced to assist homeowners and limit foreclosures are significantly different from our historical approach to delinquencies, defaults and problem loans. In addition, many of these efforts are relatively new and are being applied more broadly and in ways that we have not previously applied them. As a result, it will take time for us to assess and provide statistical information both on the relative success of these efforts and their effect on our results of operations and financial condition. Our early experience indicates that a number of our programs may not be achieving results either as rapidly as we had expected or in the ways that we had expected, and we are working with our conservator to reassess these programs in order to both help us best fulfill our objective of helping homeowners and the mortgage market, and to determine their effectiveness and priority with respect to the recently announced HASP. As we assess these programs, we may expand, eliminate or modify these programs in the future. We have included data relating to our borrower loss mitigation activities for 2008 and prior periods in “Part II—Item 7—Risk Management—Credit Risk Management—Mortgage Credit Risk Management.”

Because approximately 92% of our guaranty book of business is made up of single-family conventional mortgage loans that we own or that are in guaranteed Fannie Mae MBS and because the number of seriously delinquent loans is significantly higher for our single-family mortgage credit guaranty book, we have focused our credit loss reduction and foreclosure prevention efforts primarily on these single-family conventional loans. The recently announced HASP is consistent with that focus. We have developed a variety of options for providing assistance, rather than relying on a “one size fits all” approach, in recognition that no single solution will resolve the varied problems facing homeowners who currently need assistance or who may need assistance in the future. As we implement these new initiatives, however, we face a variety of challenges that have limited the early success of our initiatives.

One challenge we face is the current unpredictability of consumer behavior. As a result, in introducing new programs, we have little historical data that we can use either as a basis for predicting consumer impact, response and acceptance rates, or to identify consumer behavior that is not consistent with historical patterns. To address this challenge, we monitor and assess on a regular basis both our workout initiatives and our understanding of borrowers’ needs in the current market environment so that we will be in a position to offer solutions designed to have the highest possible success rate.

A second challenge we face is the stress that the current market environment has placed on servicer resources. Because we implement all of our homeowner assistance programs through servicers and depend on them to implement our initiatives effectively, limitations on servicer capacity and capabilities can significantly limit both the success of our initiatives and the amount of flexibility that can be offered within and among various initiatives. We therefore are focusing our efforts on accommodating servicers’ resource constraints by creating and offering streamlined solutions for borrowers that are relatively easy both to explain and to implement. We also have increased the number of our own personnel that we place onsite in the offices of our largest servicers in order to enhance the servicers’ capacity in the face of their increasingly heavy workload.

Third, we are experiencing challenges in creating initiatives that will permit homeowners who face debt pressure from a variety of sources in addition to mortgage loan payments to manage all of their debt payments successfully. Other types of consumer debt and obligations arise from a variety of sources, including second mortgages, credit card debt, loans to purchase an automobile, property insurance, and real estate taxes. Because we generally only have the ability to affect a homeowner’s obligations relating to his or her first lien mortgage loan, we expect that, in many cases, we may not be able to offer sufficient assistance to permit the homeowner to continue to meet all existing obligations.

Finally, we believe that, during the current crisis, one of the key elements for successfully assisting homeowners and preventing foreclosures is to reach troubled and potentially troubled borrowers earlier in the delinquency process. We are working to develop effective ways to achieve this earlier intervention, which we believe is necessary to accelerate positive change in the current mortgage market.

Before the modification of a loan that is held in an MBS trust becomes effective, we generally purchase the loan from the trust. When we do, we are required by generally accepted accounting principles (“GAAP”) to record the loan on our consolidated balance sheet at its current market value, rather than the loan amount, and recognize a loss for any difference between the loan amount and the market value of the loan. As we work aggressively to assist homeowners and implement the loan modification provisions of HASP, we expect that the number of loans we modify will increase substantially during 2009 and beyond. Some portion of the loans that we permanently modify will not thereafter perform successfully but instead will again default, resulting in a foreclosure or requiring further modification at a later time.

For a discussion of various factors that may adversely affect the success of our homeowner assistance and foreclosure prevention programs, as well as our financial condition and results of operations, refer to “Item 1A—Risk Factors.”

Providing Mortgage Market Liquidity

In addition to our borrower support efforts, our work to support lenders and provide mortgage market liquidity includes the following:

•	Ongoing provision of liquidity to the mortgage markets. During the fourth quarter of 2008, we purchased or guaranteed an estimated $113.3 billion in new business, measured by unpaid principal balance, consisting primarily of single-family mortgages and provided financing for approximately 468,000 conventional single-family loans. Our purchase of approximately $35.0 billion of new and existing multifamily loans during 2008 helped to finance approximately 577,000 multifamily units.

•	Cancellation of planned delivery fee increase. In October 2008, we canceled a planned 25 basis point increase in our adverse market delivery charge on mortgage loans.

•	Partnership with Federal Home Loan Bank of Chicago. On October 7, 2008, we announced that we had entered into an agreement with the Federal Home Loan Bank of Chicago under which we have committed to purchase 15-year and 30-year fixed-rate mortgage loans that the Bank has acquired from its member institutions through its Mortgage Partnership Finance® (MPF®) program, which helps make affordable mortgages available to working families across the country. This arrangement is designed to allow us to expand our efforts to a broader market and provide additional liquidity to the mortgage market while prudently managing risk.

•	Reduced fees for our real estate mortgage investment conduits (“REMICs”). In September 2008, we reduced the fees for our REMICs by 15%.

•	Relaxing restrictions on institutions holding principal and interest payments on our behalf in response to an FDIC rule change. In October 2008, the FDIC announced a rule change that lowered our risk of loss if a party holding principal and interest payments on our behalf in custodial depository accounts failed. In response to this rule change, we curtailed or reversed actions we had been taking for several months prior to October to reduce our risk. These prior actions included reducing the amount of our funds permitted to be held with mortgage servicers, requiring more frequent remittances of funds and moving funds held with our largest counterparties from custodial accounts to trust accounts.

Summary of Our Financial Results for 2008

We recorded a net loss of $58.7 billion and a diluted loss per share of $24.04 for 2008. Our results for 2008 were driven primarily by escalating credit-related expenses, consisting primarily of additions to our combined loss reserves; significant fair value losses; investment losses from other-than-temporary impairment; and a non-cash charge of $21.4 billion in the third quarter of 2008 to establish a partial deferred tax asset valuation allowance. These results reflect the substantial challenges in the housing, mortgage and capital markets during 2008 and particularly during the second half of 2008, as well as the deepening economic recession and extremely challenging financial environment, both of which significantly intensified during the fourth quarter of 2008.

For the fourth quarter of 2008, we recorded a net loss of $25.2 billion and a diluted loss per share of $4.47, compared with a net loss of $29.0 billion and a diluted loss per share of $13.00 for the third quarter of 2008. The $3.8 billion decrease in our net loss for the fourth quarter of 2008 compared with the third quarter of 2008 was driven principally by our establishment during the third quarter of a deferred tax asset valuation allowance of $21.4 billion, more than offsetting the increase in fair value losses in our Capital Markets group to $12.3 billion during the fourth quarter of 2008, compared with $3.9 billion during the third quarter of 2008.

Our mortgage credit book of business increased to $3.1 trillion as of December 31, 2008 from $2.9 trillion as of December 31, 2007, as we have continued to perform our chartered mission of helping provide liquidity to the mortgage markets. Our estimated market share of new single-family mortgage-related securities issuances was 41.7% for the fourth quarter of 2008, compared with 42.2% for the third quarter of 2008 and an average estimated market share of 45.4% for the year. Our estimated market share of new single-family mortgage-related securities issuances decreased during the second half of 2008 from the levels we achieved during the first half of 2008 primarily due to changes in our pricing and eligibility standards, which reduced our acquisition of higher risk loans, as well as changes in the eligibility standards of the mortgage insurance companies, which further reduced our acquisition of loans with high loan-to-value ratios and other high-risk features. In addition, the estimated market share of new single-family mortgage-related securities issuances that were guaranteed by Ginnie Mae (which primarily guarantees securities backed by FHA insured loans) increased significantly during 2008. The cumulative effect of these changes contributed to a reduction in our mortgage acquisitions during the second half of 2008, compared with the first half of the year.

We provide more detailed discussions of key factors affecting changes in our results of operations and financial condition in “Part II—Item 7—MD&A—Consolidated Results of Operations,” “Part II—Item 7—MD&A—Business Segment Results,” “Part II—Item 7—MD&A—Consolidated Balance Sheet Analysis,” “Part II—Item 7—MD&A—Supplemental Non-GAAP Information—Fair Value Balance Sheets,” and “Part II—Item 7—MD&A—Risk Management—Credit Risk Management—Mortgage Credit Risk Management—Mortgage Credit Book of Business.”

Credit Overview

We expect economic conditions and falling home prices to continue to negatively affect our credit performance in 2009, which will cause our credit losses to increase. Further, if economic conditions continue to decline, more borrowers will be unable to make their monthly mortgage payments, resulting in increased delinquencies and defaults, sharper declines in home prices and higher credit losses.

The credit statistics presented in Table 1 illustrate the deterioration in the credit performance of mortgage loans in our single-family guaranty book of business in 2007, and on a quarterly basis in 2008.

Table 1:  Credit Statistics, Single-Family Guaranty Book of Business(1)

	2008					2007
	Q4	Q3	Q2	Q1	Total	Total
	(Dollars in millions)

As of the end of each period:
Serious delinquency rate(2)	2.42%	1.72%	1.36%	1.15%	2.42%	0.98%
On-balance sheet nonperforming loans(3)	$20,484	$14,148	$11,275	$10,947	$20,484	$10,067
Off-balance sheet nonperforming loans(4)	$98,428	$49,318	$34,765	$23,983	$98,428	$17,041
Foreclosed property inventory (number of properties)(5)(6)	63,538	67,519	54,173	43,167	63,538	33,729
During the period:
Loan modifications (number of properties)(7)	6,276	5,262	10,190	11,521	33,249	26,421
HomeSaver Advance problem loan workouts (number of properties)(8)	25,783	27,267	16,742	1,151	70,943	—
Foreclosed property acquisitions (number of properties)(6)	20,998	29,583	23,963	20,108	94,652	49,121
Single-family credit-related expenses(9)	$11,917	$9,215	$5,339	$3,254	$29,725	$5,003
Single-family credit losses(10)	$2,197	$2,164	$1,249	$857	$6,467	$1,331

(1)	The single-family guaranty book of business consists of single-family mortgage loans held in our mortgage portfolio, single-family Fannie Mae MBS held in our mortgage portfolio, single-family Fannie Mae MBS held by third parties, and other credit enhancements that we provide on single-family mortgage assets. Excludes non-Fannie Mae mortgage-related securities held in our investment portfolio for which we do not provide a guarantee.

(2)	Calculated based on number of loans. We include all of the conventional single-family loans that we own and that back Fannie Mae MBS in the calculation of the single-family delinquency rate.

(3)	Represents the total amount of nonaccrual loans, troubled debt restructurings, and first-lien loans associated with unsecured HomeSaver Advance loans inclusive of troubled debt restructurings and HomeSaver Advance first-lien loans on accrual status. A troubled debt restructuring is a modification to the contractual terms of a loan that results in a concession to a borrower experiencing financial difficulty.

(4)	Represents unpaid principal balance of nonperforming loans in our outstanding and unconsolidated Fannie Mae MBS held by third parties, including first-lien loans associated with unsecured HomeSaver Advance loans that are not seriously delinquent.

(5)	Reflects the number of single-family foreclosed properties we held in inventory as of the end of each period.

(6)	Includes deeds in lieu of foreclosure.

(7)	Modifications include troubled debt restructurings and other modifications to the contractual terms of the loan that do not result in concessions to the borrower. A troubled debt restructuring involves some economic concession to the borrower, and is the only form of modification in which we do not expect to collect the full original contractual principal and interest amount due under the loan, although other resolutions and modifications may result in our receiving the full amount due, or certain installments due, under the loan over a period of time that is longer than the period of time originally provided for under the loans.

(8)	Represents number of first-lien loans associated with unsecured HomeSaver Advance loans.

(9)	Consists of the provision for credit losses and foreclosed property expense.

(10)	Consists of (a) charge-offs, net of recoveries and (b) foreclosed property expense for the reporting period. Interest forgone on single-family nonperforming loans in our mortgage portfolio is not reflected in our credit losses total. In addition, other-than-temporary impairment losses resulting from deterioration in the credit quality of our mortgage-related securities and accretion of interest income on single-family loans subject to SOP 03-3 are excluded from credit losses.

Through December 31, 2008, our Alt-A loans, as well as certain other higher risk loans, loans on properties in particular states, and loans originated in 2006 and 2007, contributed disproportionately to our worsening credit statistics. At this time, however, we are observing higher delinquency rates across our broader guaranty book of business as well.

Net Worth and Fair Value Deficit

Net Worth and Fair Value Deficit Amounts

Under our senior preferred stock purchase agreement with Treasury, Treasury generally has committed to provide us funds of up to $100 billion, on a quarterly basis, in the amount, if any, by which our total liabilities exceed our total assets, as reflected on our consolidated balance sheet, prepared in accordance with GAAP, for the applicable fiscal quarter. On February 18, 2009, in connection with the announcement of HASP, Treasury announced that it is amending the senior preferred stock purchase agreement with us to (1) increase its funding commitment from $100 billion to $200 billion, and (2) increase the size of our mortgage portfolio allowed under the agreement by $50 billion to $900 billion, with a corresponding increase in the allowable debt outstanding. In connection with announcing Treasury’s planned amendments to the senior preferred stock purchase agreement, Secretary Geithner stated that “Fannie Mae and Freddie Mac are critical to the functioning of the housing finance system in this country and play a key role in making mortgage rates affordable and maintaining the stability and liquidity of our mortgage market” and that “[t]he increased funding will provide forward-looking confidence in the mortgage market and enable Fannie Mae and Freddie Mac to carry out ambitious efforts to ensure mortgage affordability for responsible homeowners.” Because an amended agreement has not been executed as of the date of this report, the following discussion of the senior preferred stock purchase agreement, as well as references to that agreement throughout this report, refer to the terms of the existing agreement, without reflecting these changes. We describe the terms of the senior preferred stock purchase agreement in more detail in “Conservatorship, Treasury Agreements, Our Charter and Regulation of Our Activities—Treasury Agreements.”

As a result of our net loss for the year ended December 31, 2008, our net worth (defined as the amount by which our total assets exceed our total liabilities, as reflected on our consolidated balance sheet prepared in accordance with GAAP), had a deficit of $15.2 billion as of December 31, 2008, a decrease of $59.3 billion from our net worth of $44.1 billion as of December 31, 2007. As of December 31, 2008, our fair value deficit (which represents a negative fair value of our net assets), as reflected in our consolidated non-GAAP fair value balance sheet, was $105.2 billion, a decrease of $142.5 billion from the fair value of our net assets as of December 31, 2007. The amount that Treasury will invest in us under the senior preferred stock purchase agreement is determined based on our GAAP balance sheet, rather than our non-GAAP fair value balance sheet. There are significant differences between our GAAP balance sheet and our non-GAAP fair value balance sheet, which we describe in greater detail in “Part II—Item 7—MD&A—Supplemental Non-GAAP Information—Fair Value Balance Sheets.”

If current trends in the housing and financial markets continue or worsen, we expect that we also will have a net worth deficit in future periods, and therefore will be required to obtain additional funding from Treasury pursuant to the senior preferred stock purchase agreement.

Request for Treasury Investment

Under the Regulatory Reform Act, FHFA must place us into receivership if the Director of FHFA makes a written determination that our assets are, and during the preceding 60 days have been, less than our obligations. FHFA has notified us that the measurement period for such a determination begins no earlier than the date of the SEC filing deadline for our quarterly and annual financial statements and continues for a period of 60 days after that date. FHFA also has advised us that, if we receive an investment from Treasury during that 60-day period in order to eliminate our net worth deficit as of the prior period end in accordance with the senior preferred stock purchase agreement, the Director of FHFA will not make a mandatory receivership determination. The Director of FHFA submitted a request on February 25, 2009 to Treasury for $15.2 billion on our behalf under the terms of the senior preferred stock purchase agreement in order to eliminate our net worth deficit as of December 31, 2008. FHFA requested that Treasury provide the funds on or prior to March 31, 2009.

Significance of Net Worth Deficit, Fair Value Deficit and Combined Loss Reserves

Our net worth deficit, which is derived from our consolidated GAAP balance sheet, includes the combined loss reserves of $24.8 billion that we recorded in our consolidated balance sheet as of December 31, 2008. Our non-GAAP fair value balance sheet presents all of our assets and liabilities at fair value as of the balance sheet date, based on assumptions and management judgment, as described in more detail in “Part II—Item 7—MD&A—Supplemental Non-GAAP Information—Fair Value Balance Sheets” and “Part II—Item 7—MD&A—Critical Accounting Policies and Estimates.” “Fair value” represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This is also sometimes referred to as the “exit price.” In determining fair value, we use a variety of valuation techniques and processes, which are described in more detail in “Part II—Item 7—MD&A—Critical Accounting Policies and Estimates—Fair Value of Financial Instruments.” In general, fair value incorporates the market’s current view of the future, and that view is reflected in the current price of the asset or liability. However, future market conditions may be different from what the market has currently estimated and priced into these fair value measures.

Neither our combined loss reserves, as reflected on our consolidated GAAP balance sheet, nor our estimate of the fair value of our guaranty obligations, which we disclose in our consolidated non-GAAP fair value balance sheet, reflects our estimate of the future credit losses inherent in our existing guaranty book of business. Rather, our combined loss reserves reflect only probable losses that we believe we have already incurred as of the balance sheet date, while the fair value of our guaranty obligation is based not only on future expected credit losses over the life of the loans underlying our guarantees as of December 31, 2008, but also on the estimated profit that a market participant would require to assume that guaranty obligation. Because of the severe deterioration in the mortgage and credit markets, there is significant uncertainty regarding the full extent of future credit losses in the mortgage industry as a whole, as well as to any participant in the industry. Therefore, we are not currently providing guidance or other estimates of the credit losses that we will experience in the future.

Liquidity

We fund our purchases of mortgage loans primarily from the proceeds from sales of our debt securities. In September 2008, Treasury made available to us two additional sources of funding: the Treasury credit facility and the senior preferred stock purchase agreement, as described below in “Conservatorship, Treasury Agreements, Our Charter and Regulation of Our Activities—Treasury Agreements.”

During the second half of 2008, we began to experience significant deterioration in our access to the unsecured debt markets, particularly for long-term and callable debt, and in the yields on our debt as compared with relevant market benchmarks. These conditions, which became especially pronounced in October and November 2008, have had, and are continuing to have, adverse effects on our business and results of operations. Several factors contributed to the reduced demand for our debt securities, including continued severe market disruptions, market concerns about our capital position and the future of our business (including its future profitability, future structure, regulatory actions and agency status) and the extent of U.S. government support for our business.

On November 25, 2008, the Federal Reserve announced that it would purchase up to $100 billion in direct obligations of us, Freddie Mac and the FHLBs, and up to $500 billion in MBS guaranteed by us, Freddie Mac and Ginnie Mae. Since that time, the Federal Reserve has been supporting the liquidity of our debt as an active and significant purchaser of our long-term debt in the secondary market, and we have experienced noticeable improvement in spreads and in our access to the debt markets in January and February 2009. However, this recent improvement may not continue or may reverse. In addition, while distribution of recent issuances to international investors has been consistent with our distribution trends prior to mid-2007, we continue to experience reduced demand from international investors, particularly foreign central banks, compared with the historically high levels of demand we experienced from these investors between mid-2007 and mid-2008.

Because consistent demand for both our debt securities with maturities greater than one year and our callable debt was low between July and November 2008, we were forced to rely increasingly on short-term debt to fund our purchases of mortgage loans, which are by nature long-term assets. As a result, we will be required to refinance, or “roll over,” our debt on a more frequent basis, exposing us to an increased risk, particularly when market conditions are volatile, that demand will be insufficient to permit us to refinance our debt securities as necessary and to risks associated with refinancing under adverse credit market conditions. Further, we expect that our “roll over,” or refinancing, risk is likely to increase substantially as we approach year-end 2009 and the expiration of the Treasury credit facility. See “Part II—Item 7—MD&A—Liquidity and Capital Management—Liquidity Management—Debt Funding—Debt Funding Activity” for more information on our debt funding activities and risks posed by our current market challenges, and “Item 1A—Risk Factors” for a discussion of the risks to our business posed by our reliance on the issuance of debt to fund our operations.

The Treasury credit facility and the senior preferred stock purchase agreement may provide additional sources of funding in the event that we cannot adequately access the unsecured debt markets. On February 25, 2009, the Director of FHFA submitted a request to Treasury on our behalf for $15.2 billion in funding under the terms of the senior preferred stock purchase agreement in order to eliminate our net worth deficit as of December 31, 2008. There are limitations on our ability to use either of these sources of funding, however, and we describe these limitations in “Part II—Item 7—MD&A—Liquidity and Capital Management—Liquidity Management—Liquidity Contingency Plan.”

In addition, although our liquidity contingency plan anticipates that we would use specified alternative sources of liquidity to the extent that we are unable to access the unsecured debt markets, we have uncertainty regarding our ability to execute on our liquidity contingency plan in the current market environment. See “Part II—Item 7—MD&A—Liquidity and Capital Management—Liquidity Management—Liquidity Contingency Plan” for a description of our liquidity contingency plan and the current uncertainties regarding that plan.

Outlook

During the fourth quarter of 2008, our outlook for 2009 worsened.

Overall Market Conditions:  We expect that the current crisis in the U.S. and global financial markets will continue, which will continue to adversely affect our financial results throughout 2009. We expect the unemployment rate to continue to increase as the economic recession continues. We expect to continue to experience home price declines and rising default and severity rates, all of which may worsen as unemployment rates continue to increase and if the U.S. continues to experience a broad-based recession. We expect mortgage debt outstanding to shrink by approximately 0.2% in 2009. We continue to expect the level of foreclosures and single-family delinquency rates to increase further in 2009.

Home Price Declines:  Following a decline of approximately 9% in 2008, we expect that home prices will decline another 7% to 12% on a national basis in 2009. We now expect that we will experience a peak-to-trough home price decline of 20% to 30%, rather than the 15% to 19% decline we predicted last year. These estimates contain significant inherent uncertainty in the current market environment, due to historically unprecedented levels of uncertainty regarding a variety of critical assumptions we make when formulating these estimates, including: the effect of actions the federal government may take with respect to national economic recovery; the impact of those actions on home prices, unemployment, and the general economic environment; and the rate of unemployment and/or wage decline. Because of these uncertainties, the actual home price decline we experience may differ significantly from these estimates. We also expect significant regional variation in home price decline percentages, with steeper declines in certain areas such as Florida, California, Nevada and Arizona.

Our estimate of a 7% to 12% home price decline for 2009 compares with a home price decline of approximately 12% to 18% using the S&P/Case-Schiller index method, and our 20% to 30% peak-to-trough home price decline estimate compares with an approximately 33% to 46% peak-to-trough decline using the S&P/Case-Schiller index method. Our estimates differ from the S&P/Case-Schiller index in two principal ways: (1) our estimates weight expectations for each individual property by number of properties, whereas the S&P/Case-Schiller index weights expectations of home price declines based on property value, such that declines in home prices on higher priced homes will have a greater effect on the overall result; and (2) our estimates do not include sales of foreclosed homes because we believe that differing maintenance practices and the forced nature of the sales make them less representative of market values, whereas the S&P/Case-Schiller index includes foreclosed property sales. The S&P/Case-Schiller comparison numbers shown above are calculated using our models and assumptions, but modified to use these two factors (weighting of expectations based on property value and the inclusion of foreclosed property sales). In addition to these differences, our estimates are based on our own internally available data combined with publicly available data, and are therefore based on data collected nationwide, whereas the S&P/Case-Schiller index is based only on publicly available data, which may be limited in certain geographies. Our comparative calculations to the S&P/Case-Schiller index provided above are not modified to account for this data pool difference.

Credit Losses and Loss Reserves:  We continue to expect our credit loss ratio (which excludes SOP 03-3 fair value losses and HomeSaver Advance fair value losses) in 2009 will exceed our credit loss ratio in 2008. We also expect a significant increase in our SOP 03-3 fair value losses as we increase the number of loans we repurchase from MBS trusts in order to modify them. In addition, we expect significant continued increases in our combined loss reserves through 2009.

Liquidity:  Although our access to the debt markets has improved noticeably since late November 2008, we expect continued pressure on our access to the debt markets throughout 2009 at economically attractive rates. Further, we expect the pressure will become increasingly great as we approach the expiration of the Treasury credit facility at the end of 2009. Pressure on our ability to access the debt markets at attractive rates, particularly our ability to issue long-term debt at attractive rates, increases our borrowing costs as well as our “roll over” risk, limits our ability to grow and to manage our market and liquidity risk effectively, and increases the likelihood that we may need to borrow under the Treasury credit facility.

Uncertainty Regarding our Future Status and Profitability:  We expect that we will experience adverse financial effects because of our strategy of concentrating our efforts on keeping people in their homes and preventing foreclosures, including our efforts under HASP, while remaining active in the secondary mortgage market. In addition, future activities that our regulators, other U.S. government agencies or Congress may request or require us to take to support the mortgage market and help borrowers may contribute to further deterioration in our results of operations and financial condition. In a statement issued on September 7, 2008, the then-Secretary of the Treasury stated that there is a consensus that we and Freddie Mac pose a systemic risk and that we could not continue in our then-current form.

BUSINESS SEGMENTS

We are organized in three complementary business segments: Single-Family Credit Guaranty, Housing and Community Development, and Capital Markets. The table below displays net revenues, net income (loss) and total assets for each of our business segments for the years ended December 31, 2008, 2007 and 2006.

Business Segment Summary Financial Information

	For the Year Ended December 31,
	2008	2007	2006
	(Dollars in millions)

Net revenues:(1)
Single-Family Credit Guaranty	$9,434	$7,062	$6,079
Housing and Community Development	476	425	510
Capital Markets	7,526	3,718	5,432

Total	$17,436	$11,205	$12,021

Net income (loss):
Single-Family Credit Guaranty	$(27,101)	$(858)	$2,044
Housing and Community Development	(2,189)	157	338
Capital Markets	(29,417)	(1,349)	1,677

Total	$(58,707)	$(2,050)	$4,059

	As of December 31,
	2008	2007	2006
	(Dollars in millions)

Total assets:
Single-Family Credit Guaranty	$24,115	$23,356	$15,777
Housing and Community Development	10,994	15,094	14,100
Capital Markets	877,295	840,939	814,059

Total	$912,404	$879,389	$843,936

(1)	Includes net interest income, guaranty fee income, trust management income, and fee and other income.

For information on the results of operations of our business segments, see “Part II—Item 7—MD&A—Business Segment Results.”

Single-Family Credit Guaranty Business

Our Single-Family Credit Guaranty, or Single-Family, business works with our lender customers to securitize single-family mortgage loans into Fannie Mae MBS and to facilitate the purchase of single-family mortgage loans for our mortgage portfolio. Single-family mortgage loans relate to properties with four or fewer residential units. Revenues in the segment are derived primarily from guaranty fees received as compensation for assuming the credit risk on the mortgage loans underlying single-family Fannie Mae MBS and on the single-family mortgage loans held in our portfolio.

The aggregate amount of single-family guaranty fees we receive in any period depends on the amount of Fannie Mae MBS outstanding during that period and the applicable guaranty fee rates. The amount of Fannie Mae MBS outstanding at any time is primarily determined by the rate at which we issue new Fannie Mae MBS and by the repayment rate for the loans underlying our outstanding Fannie Mae MBS. Other factors affecting the amount of Fannie Mae MBS outstanding are the extent to which we purchase loans from our MBS trusts because of borrower defaults (with the amount of these purchases affected by rates of borrower defaults on the loans and the extent of loan modification programs in which we engage) and the extent to which servicers repurchase loans from us at our request because there was a breach in the representations and warranties provided upon delivery of the loans.

Mortgage Securitizations

Our most common type of securitization transaction is referred to as a “lender swap transaction.” Mortgage lenders that operate in the primary mortgage market generally deliver pools of mortgage loans to us in exchange for Fannie Mae MBS backed by these loans. After receiving the loans in a lender swap transaction, we place them in a trust that is established for the sole purpose of holding the loans separate and apart from our assets. We serve as trustee for the trust. We deliver to the lender (or its designee) Fannie Mae MBS that are backed by the pool of mortgage loans in the trust and that represent an undivided beneficial ownership interest in each of the loans. We guarantee to each MBS trust that we will supplement amounts received by the MBS trust as required to permit timely payment of principal and interest on the related Fannie Mae MBS. We retain a portion of the interest payment as the fee for providing our guaranty. Then, on behalf of the trust, we make monthly distributions to the Fannie Mae MBS certificateholders from the principal and interest payments and other collections on the underlying mortgage loans. For more information on our MBS trusts, see “Part II—Item 7—MD&A—Off-Balance Sheet Arrangements and Variable Interest Entities.”

We issue both single-class and multi-class Fannie Mae MBS. Single-class Fannie Mae MBS refers to Fannie Mae MBS where the investors receive principal and interest payments in proportion to their percentage ownership of the MBS issuance. Multi-class Fannie Mae MBS refers to Fannie Mae MBS, including REMICs, where the cash flows on the underlying mortgage assets are divided, creating several classes of securities, each of which represents a beneficial ownership interest in a separate portion of cash flows. Terms to maturity of some multi-class Fannie Mae MBS, particularly REMIC classes, may match or be shorter than the maturity of the underlying mortgage loans and/or mortgage-related securities. As a result, each of the classes in a multi-class Fannie Mae MBS may have a different coupon rate, average life, repayment sensitivity or final maturity. We also issue structured Fannie Mae MBS, which are multi-class Fannie Mae MBS or single-class Fannie Mae MBS that are resecuritizations of other single-class Fannie Mae MBS.

MBS Trusts

Each of our single-family MBS trusts operates in accordance with a trust agreement or an indenture. In most instances, a single-family MBS trust is also governed by an issue supplement documenting the formation of that MBS trust and the issuance of the Fannie Mae MBS by that trust. In December 2008, we established a new single-family master trust agreement that governs our single-family MBS trusts formed on or after January 1, 2009 and amended and restated our previous 2007 master trust agreement in order to provide greater flexibility to help borrowers with loans securitized in our MBS trusts. The trust agreements or the trust indenture, together with the issue supplement and any amendments, are the “trust documents” that govern an individual MBS trust.

In accordance with the terms of our single-family MBS trust documents, we have the option or, in some instances, the obligation, to purchase specified mortgage loans from an MBS trust. Our acquisition cost for these loans is the unpaid principal balance of the loan plus accrued interest. We generally purchase from the MBS trust any loan that we intend to modify prior to the time that the modification becomes effective. After we purchase the loan, we generally work with the borrower to modify the loan. Because we have established and are implementing a variety of strategies designed to permit modification of both whole loans that we own and loans in our MBS trusts, we expect that the number of loans we purchase from our MBS trusts will increase significantly. In the current market environment, an increase in the loans we purchase from our MBS trusts also will increase our losses because we are required by GAAP to record these loans on our balance sheet at their market value, rather than at the loan amount, and recognize a loss for the difference between the loan amount and the market value of the loan.

In deciding whether and when to purchase a loan from an MBS trust, we consider a variety of factors, including our legal ability or obligation to purchase loans under the terms of the trust documents; our mission and public policy; our loss mitigation strategies and the exposure to credit losses we face under our guaranty; our cost of funds; relevant market yields; the administrative costs associated with purchasing and holding the loan; counterparty exposure to lenders that have agreed to cover losses associated with delinquent loans; general market conditions; our statutory obligations under our Charter Act; and other legal obligations such as those established by consumer finance laws. The weight we give to these factors may change in the future depending on market circumstances and other factors. Refer to “Part II—Item 7—MD&A—Critical Accounting Policies and Estimates—Fair Value of Financial Instruments—Fair Value of Loans Purchased with Evidence of Credit Deterioration” and “Part II—Item 7—MD&A—Consolidated Results of Operations—Credit-Related Expenses—Provision Attributable to SOP 03-3 and HomeSaver Advance Fair Value Losses” for a description of our accounting for delinquent loans purchased from MBS trusts and the effect of these purchases on our 2008 financial results.

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

Mortgage Servicing

The servicing of the mortgage loans that are held in our mortgage portfolio or that back our Fannie Mae MBS is performed by mortgage servicers on our behalf. Typically, lenders who sell single-family mortgage loans to us service these loans for us. We require lenders to obtain our approval before selling servicing rights and obligations to other servicers.

Our mortgage servicers typically collect and deliver principal and interest payments, administer escrow accounts, monitor and report delinquencies, perform default prevention activities, evaluate transfers of ownership interests, respond to requests for partial releases of security, and handle proceeds from casualty and condemnation losses. Our mortgage servicers are the primary point of contact for borrowers and perform a key role in the effective implementation of our homeownership assistance initiatives, negotiation of workouts of troubled loans, and loss mitigation activities. If necessary, mortgage servicers inspect and preserve properties and process foreclosures and bankruptcies. Because we delegate the servicing of our mortgage loans to mortgage servicers and do not have our own servicing function, our ability to actively manage troubled loans that we own or guarantee may be limited. For more information on our homeownership assistance initiatives and a discussion of the risks associated with them, refer to “Item 1A—Risk Factors” and “Part II—Item 7—MD&A—Risk Management—Credit Risk Management—Mortgage Credit Risk Management—Problem Loan Management and Foreclosure Prevention.”

We compensate servicers primarily by permitting them to retain a specified portion of each interest payment on a serviced mortgage loan as a servicing fee. Servicers also generally retain prepayment premiums, assumption fees, late payment charges and other similar charges, to the extent they are collected from borrowers, as additional servicing compensation. We also compensate servicers for negotiating workouts on problem loans.

Refer to “Item 1A—Risk Factors” and “Part II—Item 7—MD&A—Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management” for a discussion of the risks associated with a default by a mortgage servicer and how we seek to manage those risks.

Housing and Community Development Business

Our Housing and Community Development, or HCD, business works with our lender customers to securitize multifamily mortgage loans into Fannie Mae MBS and to facilitate the purchase of multifamily mortgage loans for our mortgage portfolio. Multifamily mortgage loans relate to properties with five or more residential units, which may be apartment communities, cooperative properties or manufactured housing communities. Our HCD business also makes federal low-income housing tax credit (“LIHTC”) partnership, debt and equity investments to increase the supply of affordable housing. Revenues in the segment are derived from a variety of sources, including the (1) guaranty fees received as compensation for assuming the credit risk on the mortgage loans underlying multifamily Fannie Mae MBS and on the multifamily mortgage loans held in our portfolio, (2) transaction fees associated with the multifamily business and (3) bond credit enhancement fees. HCD’s investments in rental housing projects eligible for LIHTC and other investments generate both tax credits and net operating losses that may reduce our federal income tax liability. Other investments in rental and for-sale housing generate revenue and losses from operations and the eventual sale of the assets. As described in “Part II—Item 7—MD&A—Critical Accounting Policies and Estimates—Deferred Tax Assets,” we concluded that it is more likely than not that we would not generate sufficient taxable income in the foreseeable future to realize all of our deferred tax assets. As a result, we are not currently making new LIHTC investments other than pursuant to commitments existing prior to 2008.

Mortgage Securitizations

Our HCD business generally creates multifamily Fannie Mae MBS in the same manner as our Single-Family business creates single-family Fannie Mae MBS. See “Single-Family Credit Guaranty Business—Mortgage Securitizations” for a description of a typical lender swap securitization transaction.

MBS Trusts

Each of our multifamily MBS trusts operates in accordance with a trust agreement or an indenture. In most instances, a multifamily MBS trust is also governed by an issue supplement documenting the formation of that MBS trust and the issuance of the Fannie Mae MBS by that trust. In January 2009, we established a new multifamily master trust agreement that governs our multifamily MBS trusts formed on or after February 1, 2009 and amended and restated our previous 2007 master trust agreement to (i) establish specific criteria for the segregation and maintenance by our loan servicers of collateral reserve accounts, (ii) provide greater flexibility in dealing with defaulted loans held in a MBS trust, and (iii) make changes to our multifamily MBS trusts to conform with our single-family MBS trusts.

In accordance with the terms of our multifamily MBS trust documents, we have the option or, in some instances, the obligation, to purchase specified mortgage loans from an MBS trust. Our acquisition cost for these loans is the unpaid principal balance of the loan plus accrued interest. We generally purchase from the MBS trust any loan that we intend to modify prior to the time that the modification becomes effective. We typically exercise our option to purchase a loan from a multifamily MBS trust if the loan is delinquent, in whole or in part, as to four or more consecutive monthly payments. After we purchase the loan, we generally work with the borrower to modify the loan.

Mortgage Acquisitions

Our HCD business acquires multifamily mortgage loans for securitization or for our investment portfolio through either our flow or bulk transaction channels, in substantially the same manner as described under “Single-Family Credit Guaranty Business—Mortgage Acquisitions.”

Mortgage Servicing

As with the servicing of single-family mortgages, described under “Single-Family Credit Guaranty Business—Mortgage Servicing,” multifamily mortgage servicing is typically performed by the lenders who sell the mortgages to us. In contrast to our single-family mortgage servicers, however, many of those lenders have agreed, as part of the multifamily delegated underwriting and servicing relationship we have with these lenders, to accept loss sharing under certain defined circumstances with respect to mortgages that they have sold to us and are servicing. Thus, multifamily loss sharing obligations are an integral part of our selling and servicing relationships with multifamily lenders. Consequently, transfers of multifamily servicing rights are infrequent and are carefully monitored by us to enforce our right to approve all servicing transfers. As a seller-servicer, the lender is also responsible for evaluating the financial condition of property owners, administering various types of agreements (including agreements regarding replacement reserves, completion or repair, and operations and maintenance), as well as conducting routine property inspections.

Affordable Housing Investments

Our HCD business helps to expand the supply of affordable housing by investing in rental and for-sale housing projects. Most of these are LIHTC investments. Our HCD business also makes equity investments in rental and for-sale housing, and participates in specialized debt financing. These investments are consistent with our focus on serving communities and improving access to affordable housing. As described in “Part II—Item 7—MD&A—Critical Accounting Policies and Estimates—Deferred Tax Assets,” we concluded that it is more likely than not that we would not generate sufficient taxable income in the foreseeable future to realize all of our deferred tax assets. As a result, we are currently recognizing only a small amount of tax benefits associated with tax credits and net operating losses in our financial statements. As a result of our tax position, we did not make any new LIHTC investments in 2008 other than pursuant to commitments existing prior to 2008. As we are limited in our use of the tax benefits related to our LIHTC investments, we will consider selling LIHTC investments, as we did in 2007 and 2008, if we conclude that the economic return from selling these investments is greater than the benefits we would receive from continuing to hold these investments. In addition, we have limited our new equity and specialized debt investments in 2008 as a result of unfavorable real estate market conditions.

For additional information regarding our investments in LIHTC partnerships and their impact on our financial results, refer to “Part II—Item 7—MD&A—Consolidated Results of Operations—Losses from Partnership Investments” and “Part II—Item 7—MD&A—Off-Balance Sheet Arrangements and Variable Interest Entities.”

Capital Markets Group

Our Capital Markets group manages our investment activity in mortgage loans, mortgage-related securities and other investments, our debt financing activity, and our liquidity and capital positions. We fund our investments primarily through proceeds we receive from our issuance of debt securities in the domestic and international capital markets.

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

Mortgage Investments

Our mortgage investments include both mortgage-related securities and mortgage loans. We purchase primarily conventional (that is, loans that are not federally insured or guaranteed) single-family fixed-rate or adjustable-rate, first lien mortgage loans, or mortgage-related securities backed by these types of loans. In addition, we purchase loans insured by the Federal Housing Administration (“FHA”), loans guaranteed by the Department of Veterans Affairs (“VA”), or loans guaranteed by the Rural Development Housing and Community Facilities

Program of the Department of Agriculture, manufactured housing loans, reverse mortgage loans, multifamily mortgage loans, subordinate lien mortgage loans (for example, loans secured by second liens) and other mortgage-related securities. Most of these loans are prepayable at the option of the borrower. Our investments in mortgage-related securities include structured mortgage-related securities such as REMICs. For information on our mortgage investments, including the composition of our mortgage investment portfolio by product type, refer to “Part II—Item 7—MD&A—Consolidated Balance Sheet Analysis.”

Investment Activities

Our Capital Markets group seeks to increase the liquidity of the mortgage market by maintaining a presence as an active investor in mortgage assets and, in particular, supports the liquidity and value of Fannie Mae MBS in a variety of market conditions.

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

Our investment activities during 2008 have been affected by turmoil in the capital markets. They were also affected by our applicable capital requirements and other regulatory constraints, as described below under “Conservatorship, Treasury Agreements, Our Charter and Regulation of Our Activities—Regulation and Oversight of Our Activities.” Since September 2008, our investment activities have been affected by both the conservatorship and the limit on our debt under our agreement with Treasury. Our investment activities will also be affected by the limit on our portfolio as of December 31, 2009 under the senior preferred stock purchase agreement with Treasury, described below under “Conservatorship, Treasury Agreements, Our Charter and Regulation of Our Activities—Treasury Agreements—Covenants Under Treasury Agreements,” which includes a requirement that we reduce our mortgage portfolio by 10% per year beginning in 2010.

Debt Financing Activities

Our Capital Markets group funds its investments primarily through the issuance of debt securities in the domestic and international capital markets. In 2008, our debt financing activities were affected by weakness in the capital markets, regulatory constraints and other factors, including government activities in the financial services sector, as described in “Part II—Item 7—MD&A—Liquidity and Capital Management—Liquidity Management.”

Securitization Activities

Our Capital Markets group engages in two principal types of securitization activities:

•	creating and issuing Fannie Mae MBS from our mortgage portfolio assets, either for sale into the secondary market or to retain in our portfolio; and

•	issuing structured Fannie Mae MBS for customers in exchange for a transaction fee.

Our Capital Markets group creates Fannie Mae MBS using mortgage loans and mortgage-related securities that we hold in our investment portfolio, referred to as “portfolio securitizations.” We currently securitize a majority of the single-family mortgage loans we purchase. Our Capital Markets group may sell these Fannie Mae MBS into the secondary market or may retain the Fannie Mae MBS in our investment portfolio. In addition, the Capital Markets group issues structured Fannie Mae MBS, which are generally created through swap transactions, typically with our lender customers or securities dealer customers. In these transactions, the customer “swaps” a mortgage asset it owns for a structured Fannie Mae MBS we issue. Our Capital Markets group earns transaction fees for issuing structured Fannie Mae MBS for third parties.

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

CONSERVATORSHIP, TREASURY AGREEMENTS, OUR CHARTER AND REGULATION OF OUR ACTIVITIES

Conservatorship

On September 6, 2008, at the request of the Secretary of the Treasury, the Chairman of the Federal Reserve Board and the Director of FHFA, our Board of Directors adopted a resolution consenting to putting the company into conservatorship. After obtaining this consent, the Director of FHFA appointed FHFA as our conservator in accordance with the Federal Housing Finance Regulatory Reform Act (“Regulatory Reform Act”) and the Federal Housing Enterprises Financial Safety and Soundness Act of 1992 (the “1992 Act”). The conservatorship is a statutory process designed to preserve and conserve our assets and property, and put the company in a sound and solvent condition. The powers of the conservator under the Regulatory Reform Act are summarized below.

The conservatorship has no specified termination date. There can be no assurance as to when or how the conservatorship will be terminated, whether we will continue to exist following conservatorship, or what changes to our business structure will be made during or following the conservatorship. In a statement issued on September 7, 2008, the then Secretary of the Treasury stated that there is a consensus that we and Freddie Mac pose a systemic risk and that we could not continue in our then current form. For more information on the risks to our business relating to the conservatorship and uncertainties regarding the future of our business, see “Item 1A—Risk Factors.”

The table below presents a summary comparison of various features of our business immediately before we were placed into conservatorship and as of February 26, 2009.

Topic	Before Conservatorship	As of February 26, 2009
Authority of Board of Directors, management and shareholders
•  Board of Directors with right to determine the general policies governing the operations of the corporation and exercise all power and authority of the company, except as vested in shareholders or as the Board chooses to delegate to management

•  Directors with duties to shareholders

•  Board of Directors delegated significant authority to management

•  Shareholders with specified voting rights

•  FHFA, as conservator, succeeded to all of the power and authority of the Board of Directors, management and the shareholders

•  The conservator has delegated authority to a newly constituted Board of Directors. The Board is required to consult with and obtain the consent of the conservator before taking action in specified areas. The conservator may modify or rescind this delegation at any time

•  Directors do not have any duties to any person or entity except to the conservator.

•  The conservator has delegated authority to management to conduct day-to-day operations so that the company can continue to operate in the ordinary course of business. The conservator retains overall management authority, including the authority to withdraw its delegations to management at any time

•  Shareholders have no voting rights

Structure of Board of Directors
•  13 directors: 12 independent plus President and Chief Executive Officer; independent, non-executive Chairman of the Board

•  Seven standing Board committees, including Audit Committee of which four of the five independent members were “audit committee financial experts”

•  10 directors: 9 independent plus President and Chief Executive Officer; independent, non-executive Chairman of the Board. Up to three additional Board members may be added by the Board subject to approval of the conservator

•  Four standing Board committees, including Audit Committee of which three of the four independent members are “audit committee financial experts”

Capital	• Statutory and regulatory capital requirements • Capital classifications as to adequacy of capital issued by FHFA on quarterly basis	• Capital requirements not binding • Quarterly capital classifications by FHFA suspended

Net Worth(1)	• Receivership mandatory under Regulatory Reform Act if FHFA makes a written determination that we have net worth deficit for 60 days
•  Conservator has directed management to focus, to the extent it does not conflict with our mission, on maintaining positive net worth

•  Receivership mandatory if FHFA makes a written determination that we have net worth deficit for 60 days(2)

Management Strategy	• Maximize shareholder value over the long-term • Fulfill our mission of providing liquidity, stability and affordability to the mortgage market
•  Directed to provide liquidity, stability and affordability in the mortgage market and immediately provide additional assistance to this market and the struggling housing market, and to the extent not in conflict with our mission, to maintain positive net worth

•  No longer managed with a strategy to maximize common shareholder returns

•  Focus on foreclosure prevention

(1)	Our “net worth” refers to the amount by which our total assets exceed our total liabilities, as reflected on our consolidated balance sheet. “Net worth” is substantially the same as “stockholders’ equity;” however, “net worth” also includes the minority interests that third parties own in our consolidated subsidiaries (which was $157 million as of December 31, 2008), which is excluded from stockholders’ equity.

(2)	If FHFA makes a written determination that we have a net worth deficit, then, if requested by FHFA (or by our Chief Financial Officer if we are not under conservatorship), Treasury is required to provide funds to us pursuant to the senior preferred stock purchase agreement. Treasury’s funding commitment under that agreement is expected to enable us to maintain a positive net worth as long as Treasury has not yet invested the full amount provided for in that agreement. The Director of FHFA submitted a request on February 25, 2009 to Treasury for funds to eliminate our net worth deficit as of December 31, 2008. See “Treasury Agreements—Senior Preferred Stock Purchase Agreement and Related Issuance of Senior Preferred Stock and Common Stock Warrant” below.

General Powers of the Conservator Under the Regulatory Reform Act

Upon its appointment, the conservator immediately succeeded to all rights, titles, powers and privileges of Fannie Mae, and of any shareholder, officer or director of Fannie Mae with respect to Fannie Mae and its assets, and succeeded to the title to the books, records and assets of any other legal custodian of Fannie Mae. The conservator has the power to take over our assets and operate our business with all the powers of our shareholders, directors and officers, and to conduct all business of the company.

The conservator may take any actions it determines are necessary and appropriate to carry on our business and preserve and conserve our assets and property. The conservator’s powers include the ability to transfer or sell any of our assets or liabilities (subject to limitations and post-transfer notice provisions for transfers of qualified financial contracts (as defined below under “Special Powers of the Conservator Under the Regulatory Reform Act—Security Interests Protected; Exercise of Rights Under Qualified Financial Contracts”)) without any approval, assignment of rights or consent of any party. The Regulatory Reform Act, however, provides that mortgage loans and mortgage-related assets that have been transferred to a Fannie Mae MBS trust must be held for the beneficial owners of the Fannie Mae MBS and cannot be used to satisfy our general creditors.

In connection with any sale or disposition of our assets, the conservator must conduct its operations to maximize the net present value return from the sale or disposition, to minimize the amount of any loss realized, and to ensure adequate competition and fair and consistent treatment of offerors. In addition, the conservator is required to maintain a full accounting of the conservatorship and make its reports available upon request to shareholders and members of the public.

We remain liable for all of our obligations relating to our outstanding debt securities and Fannie Mae MBS. In a Fact Sheet dated September 7, 2008, FHFA indicated that our obligations will be paid in the normal course of business during the conservatorship.

Special Powers of the Conservator Under the Regulatory Reform Act

Disaffirmance and Repudiation of Contracts

The conservator may disaffirm or repudiate contracts (subject to certain limitations for qualified financial contracts) that we entered into prior to its appointment as conservator if it determines, in its sole discretion, that performance of the contract is burdensome and that disaffirmation or repudiation of the contract promotes the orderly administration of our affairs. The Regulatory Reform Act requires FHFA to exercise its right to disaffirm or repudiate most contracts within a reasonable period of time after its appointment as conservator. As of February 26, 2009, the conservator had not determined whether or not a reasonable period of time had passed for purposes of the applicable provisions of the Regulatory Reform Act and, therefore, the conservator may still possess this right. As of February 26, 2009, the conservator has advised us that it has not disaffirmed or repudiated any contracts we entered into prior to its appointment as conservator.

We can, and have continued to, enter into and enforce contracts with third parties. The conservator has advised us that it has no intention of repudiating any guaranty obligation relating to Fannie Mae MBS because it views repudiation as incompatible with the goals of the conservatorship.

In general, the liability of the conservator for the disaffirmance or repudiation of any contract is limited to actual direct compensatory damages determined as of September 6, 2008, which is the date we were placed into conservatorship. The liability of the conservator for the disaffirmance or repudiation of a qualified financial contract is limited to actual direct compensatory damages (which include normal and reasonable costs of cover or other reasonable measures of damages utilized in the industries for such contract and agreement claims) determined as of the date of the disaffirmance or repudiation. If the conservator disaffirms or repudiates any lease to or from us, or any contract for the sale of real property, the Regulatory Reform Act specifies the liability of the conservator.

Security Interests Protected; Exercise of Rights Under Qualified Financial Contracts

Notwithstanding the conservator’s powers described above, the conservator must recognize legally enforceable or perfected security interests, except where such an interest is taken in contemplation of our insolvency or with the intent to hinder, delay or defraud us or our creditors. In addition, the Regulatory Reform Act provides that no person will be stayed or prohibited from exercising specified rights in connection with qualified financial contracts, including termination or acceleration (other than solely by reason of, or incidental to, the appointment of the conservator), rights of offset, and rights under any security agreement or arrangement or other credit enhancement relating to such contract. The term “qualified financial contract” means any securities contract, commodity contract, forward contract, repurchase agreement, swap agreement and any similar agreement that FHFA determines by regulation, resolution or order to be a qualified financial contract.

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

Subpoena Power

The Regulatory Reform Act provides the conservator with subpoena power for purposes of carrying out any power, authority or duty with respect to Fannie Mae.

Management of the Company Under Conservatorship

Upon our entry into conservatorship on September 6, 2008, FHFA, as conservator, succeeded to the powers of our officers and directors. Accordingly, at that time, the Board of Directors had neither the power nor the duty to manage, direct or oversee our business and affairs. Thereafter, the conservator authorized the officers of Fannie Mae to continue to function in their applicable designated duties and delegated authorities, subject to the direction and control of the conservator. On September 7, 2008, the conservator appointed Herbert M. Allison, Jr. as our President and Chief Executive Officer, effective immediately. On September 16, 2008, FHFA appointed Philip A. Laskawy as the new non-executive Chairman of our Board of Directors. On November 24, 2008, FHFA reconstituted our Board of Directors and directed us regarding the function and authorities of the Board of Directors. FHFA’s delegation of authority to the Board became effective on December 19, 2008 when nine Board members, in addition to the non-executive Chairman, were appointed by FHFA. The conservator retains the authority to withdraw its delegations to the Board and to management at any time.

Our directors serve on behalf of the conservator and exercise their authority as directed by and with the approval, where required, of the conservator. Our directors do not have any duties to any person or entity except to the conservator. Accordingly, our directors are not obligated to consider the interests of the company, the holders of our equity or debt securities or the holders of Fannie Mae MBS unless specifically directed to do so by the conservator.

The delegation of authority to the Board will remain in effect until modified or rescinded by the conservator. In addition, the conservator directed the Board to consult with and obtain the approval of the conservator before taking action in specified areas, as described in “Part III—Item 10—Directors, Executive Officers and Corporate Governance—Corporate Governance—Conservatorship and Delegation of Authority to Board of Directors.”

Effect of Conservatorship on Shareholders

The conservatorship has had the following adverse effects on our common and preferred shareholders:

•	the rights of the shareholders are suspended during the conservatorship. Accordingly, our common shareholders do not have the ability to elect directors or to vote on other matters during the conservatorship unless the conservator delegates this authority to them;

•	the conservator has eliminated common and preferred stock dividends (other than dividends on the senior preferred stock issued to Treasury) during the conservatorship; and

•	according to a statement made by the then Treasury Secretary on September 7, 2008, because we are in conservatorship, we “will no longer be managed with a strategy to maximize common shareholder returns.”

Treasury Agreements

The Regulatory Reform Act granted Treasury temporary authority (through December 31, 2009) to purchase any obligations and other securities issued by Fannie Mae on such terms and conditions and in such amounts as Treasury may determine, upon mutual agreement between Treasury and Fannie Mae. As of February 26, 2009, Treasury had used this authority as described below. By their terms, the senior preferred stock purchase agreement, senior preferred stock and warrant will continue to exist even if we are released from the conservatorship. For a description of the risks to our business relating to the Treasury agreements, refer to “Item 1A—Risk Factors.”

Senior Preferred Stock Purchase Agreement and Related Issuance of Senior Preferred Stock and Common Stock Warrant

Senior Preferred Stock Purchase Agreement

On September 7, 2008, we, through FHFA, in its capacity as conservator, and Treasury entered into a senior preferred stock purchase agreement, which was subsequently amended and restated on September 26, 2008. We refer to this agreement as the “senior preferred stock purchase agreement.” Pursuant to the agreement, we agreed to issue to Treasury (1) one million shares of Variable Liquidation Preference Senior Preferred Stock, Series 2008-2, which we refer to as the “senior preferred stock,” with an initial liquidation preference equal to $1,000 per share (for an aggregate liquidation preference of $1.0 billion), and (2) a warrant to purchase, for a nominal price, shares of common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis at the time the warrant is exercised, which we refer to as the “warrant.” The terms of the senior preferred stock and warrant are summarized in separate sections below. We did not receive any cash proceeds from Treasury at the time the senior preferred stock or the warrant was issued.

The senior preferred stock and warrant were issued to Treasury as an initial commitment fee in consideration of the commitment from Treasury to provide up to $100.0 billion in funds to us under the terms and conditions set forth in the senior preferred stock purchase agreement. The senior preferred stock purchase agreement provides that, on a quarterly basis, we generally may draw funds up to the amount, if any, by which our total liabilities exceed our total assets, as reflected on our consolidated balance sheet, prepared in accordance with GAAP, for the applicable fiscal quarter (referred to as the “deficiency amount”), provided that the aggregate amount funded under the agreement may not exceed $100.0 billion.

On February 18, 2009, Treasury announced that it is amending the senior preferred stock purchase agreement to increase its commitment from $100.0 billion to $200.0 billion and revise some of the covenants under the senior preferred stock purchase agreement. Because an amended agreement has not been executed as of the date of this report, the description of the senior preferred stock purchase agreement in this section is of the terms of the existing agreement.

The senior preferred stock purchase agreement provides that the deficiency amount will be calculated differently if we become subject to receivership or other liquidation process. The deficiency amount may be increased above the otherwise applicable amount upon our mutual written agreement with Treasury. In addition, if the Director of FHFA determines that the Director will be mandated by law to appoint a receiver for us unless our capital is increased by receiving funds under the commitment in an amount up to the deficiency amount (subject to the maximum amount that may be funded under the agreement), then FHFA, in its capacity as our conservator, may request that Treasury provide funds to us in such amount. The senior preferred stock purchase agreement also provides that, if we have a deficiency amount as of the date of completion of the liquidation of our assets, FHFA (or our Chief Financial Officer if we are not under conservatorship), may request funds from Treasury in an amount up to the deficiency amount (subject to the maximum amount that may be funded under the agreement).

At December 31, 2008, our total liabilities exceeded our total assets, as reflected on our consolidated balance sheet, by $15.2 billion. The Director of FHFA submitted a request on February 25, 2009 for funds from Treasury on our behalf under the terms of the senior preferred stock purchase agreement to eliminate our net worth deficit as of December 31, 2008. FHFA requested that Treasury provide the funds on or prior to March 31, 2009. The amounts we draw under the senior preferred stock purchase agreement will be added to the liquidation preference of the senior preferred stock, and no additional shares of senior preferred stock will be issued under the senior preferred stock purchase agreement.

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

The senior preferred stock purchase agreement provides that the Treasury’s funding commitment will terminate under any of the following circumstances: (1) the completion of our liquidation and fulfillment of Treasury’s obligations under its funding commitment at that time, (2) the payment in full of, or reasonable provision for, all of our liabilities (whether or not contingent, including mortgage guaranty obligations), or (3) the funding by Treasury of the maximum amount that may be funded under the agreement. In addition, Treasury may terminate its funding commitment and declare the senior preferred stock purchase agreement null and void if a court vacates, modifies, amends, conditions, enjoins, stays or otherwise affects the appointment of the conservator or otherwise curtails the conservator’s powers. Treasury may not terminate its funding commitment under the agreement solely by reason of our being in conservatorship, receivership or other insolvency proceeding, or due to our financial condition or any adverse change in our financial condition.

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

In the event of our default on payments with respect to our debt securities or guaranteed Fannie Mae MBS, if Treasury fails to perform its obligations under its funding commitment and if we and/or the conservator are not diligently pursuing remedies in respect of that failure, the holders of our debt securities or Fannie Mae MBS may file a claim in the United States Court of Federal Claims for relief requiring Treasury to fund to us the lesser of (1) the amount necessary to cure the payment defaults on our debt and Fannie Mae MBS and (2) the lesser of (a) the deficiency amount and (b) the maximum amount that may be funded under the agreement less the aggregate amount of funding previously provided under the commitment. Any payment that Treasury makes under those circumstances will be treated for all purposes as a draw under the senior preferred stock purchase agreement that will increase the liquidation preference of the senior preferred stock.

The senior preferred stock purchase agreement includes several covenants that significantly restrict our business activities, which are described below under “Covenants Under Treasury Agreements—Senior Preferred Stock Purchase Agreement Covenants.”

Issuance of Senior Preferred Stock

Pursuant to the senior preferred stock purchase agreement, we issued one million shares of senior preferred stock to Treasury on September 8, 2008. The senior preferred stock was issued to Treasury in partial consideration of Treasury’s commitment to provide up to $100.0 billion in funds to us under the terms set forth in the senior preferred stock purchase agreement.

Shares of the senior preferred stock have no par value, and had a stated value and initial liquidation preference equal to $1,000 per share for an aggregate liquidation preference of $1.0 billion. The liquidation preference of the senior preferred stock is subject to adjustment. Dividends that are not paid in cash for any dividend period will accrue and be added to the liquidation preference of the senior preferred stock. In addition, any amounts Treasury pays to us pursuant to its funding commitment under the senior preferred stock purchase agreement and any quarterly commitment fees that are not paid in cash to Treasury or waived by Treasury will be added to the liquidation preference of the senior preferred stock. Accordingly, the amount of the aggregate liquidation preference of the senior preferred stock will increase to $16.2 billion as a result of our expected draw, and will further increase by the amount of each additional draw on Treasury’s funding commitment.

Treasury, as holder of the senior preferred stock, is entitled to receive, when, as and if declared by our Board of Directors, out of legally available funds, cumulative quarterly cash dividends at the annual rate of 10% per year on the then-current liquidation preference of the senior preferred stock. As conservator and under our charter, FHFA also has authority to declare and approve dividends on the senior preferred stock. The initial dividend of approximately $31 million was declared by the conservator and paid in cash on December 31, 2008 for the period from but not including September 8, 2008 through and including December 31, 2008. As a result of the expected draw, our annualized aggregate dividend payment to Treasury, at the 10% dividend rate, will increase to $1.6 billion. If at any time we fail to pay cash dividends in a timely manner, then immediately following such failure and for all dividend periods thereafter until the dividend period following the date on which we have paid in cash full cumulative dividends (including any unpaid dividends added to the liquidation preference), the dividend rate will be 12% per year.

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

We are not permitted to redeem the senior preferred stock prior to the termination of Treasury’s funding commitment set forth in the senior preferred stock purchase agreement. Moreover, we are not permitted to pay down the liquidation preference of the outstanding shares of senior preferred stock except to the extent of (1) accrued and unpaid dividends previously added to the liquidation preference and not previously paid down; and (2) quarterly commitment fees previously added to the liquidation preference and not previously paid down. In addition, if we issue any shares of capital stock for cash while the senior preferred stock is outstanding, the net proceeds of the issuance must be used to pay down the liquidation preference of the senior preferred stock; however, the liquidation preference of each share of senior preferred stock may not be paid down below $1,000 per share prior to the termination of Treasury’s funding commitment. Following the termination of Treasury’s funding commitment, we may pay down the liquidation preference of all outstanding shares of senior preferred stock at any time, in whole or in part. If, after termination of Treasury’s funding commitment, we pay down the liquidation preference of each outstanding share of senior preferred stock in full, the shares will be deemed to have been redeemed as of the payment date.

Issuance of Common Stock Warrant

Pursuant to the senior preferred stock purchase agreement, on September 7, 2008, we, through FHFA, in its capacity as conservator, issued a warrant to purchase common stock to Treasury. The warrant was issued to Treasury in partial consideration of Treasury’s commitment to provide up to $100.0 billion in funds to us under the terms set forth in the senior preferred stock purchase agreement.

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

As of February 26, 2009, Treasury has not exercised the warrant in whole or in part.

Treasury Credit Facility

On September 19, 2008, we entered into a lending agreement with Treasury under which we may request loans until December 31, 2009, which we refer to as the “Treasury credit facility.” Loans under the Treasury credit facility require approval from Treasury at the time of request. Treasury is not obligated under the credit facility to make, increase, renew or extend any loan to us. The credit facility does not specify a maximum amount that may be borrowed under the credit facility, but any loans made to us by Treasury pursuant to the credit facility must be collateralized by Fannie Mae MBS or Freddie Mac mortgage-backed securities. Refer to “Part II—Item 7—MD&A—Liquidity and Capital Management—Liquidity Management—Liquidity Contingency Plan—Treasury Credit Facility” for a discussion of the collateral that we could pledge under the Treasury credit facility. Further, unless amended or waived by Treasury, the amount we may borrow under the credit facility is limited by the restriction under the senior preferred stock purchase agreement on incurring debt in excess of 110% of our aggregate indebtedness as of June 30, 2008. Our calculation of our aggregate indebtedness as of June 30, 2008, which has not been confirmed by Treasury, set this debt limit at $892.0 billion. As of January 31, 2009, we estimate that our aggregate indebtedness totaled $885.0 billion, significantly limiting our ability to issue additional debt.

The credit facility does not specify the maturities or interest rate of loans that may be made by Treasury under the credit facility. In a Fact Sheet regarding the credit facility published by Treasury on September 7, 2008, Treasury indicated that loans made pursuant to the credit facility will be for short-term durations and would in general be expected to be for less than one month but no shorter than one week. The Fact Sheet further indicated that the interest rate on loans made pursuant to the credit facility ordinarily will be based on the daily London Inter-bank Offer Rate, or LIBOR, for a similar term of the loan plus 50 basis points. Given that the interest rate we are likely to be charged under the credit facility will be significantly higher than the rates we have historically achieved through the sale of unsecured debt, use of the facility, particularly in significant amounts, would likely have a material adverse impact on our financial results.

As of February 26, 2009, we have not requested any loans or borrowed any amounts under the Treasury credit facility. For a description of the covenants contained in the credit facility, refer to “Covenants Under Treasury Agreements—Treasury Credit Facility Covenants” below.

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

Senior Preferred Stock Purchase Agreement Covenants

The senior preferred stock purchase agreement provides that, until the senior preferred stock is repaid or redeemed in full, we may not, without the prior written consent of Treasury:

•	Declare or pay any dividend (preferred or otherwise) or make any other distribution with respect to any Fannie Mae equity securities (other than with respect to the senior preferred stock or warrant);

•	Redeem, purchase, retire or otherwise acquire any Fannie Mae equity securities (other than the senior preferred stock or warrant);

•	Sell or issue any Fannie Mae equity securities (other than the senior preferred stock, the warrant and the common stock issuable upon exercise of the warrant and other than as required by the terms of any binding agreement in effect on the date of the senior preferred stock purchase agreement);

•	Terminate the conservatorship (other than in connection with a receivership);

•	Sell, transfer, lease or otherwise dispose of any assets, other than dispositions for fair market value: (a) to a limited life regulated entity (in the context of a receivership); (b) of assets and properties in the ordinary course of business, consistent with past practice; (c) in connection with our liquidation by a receiver; (d) of cash or cash equivalents for cash or cash equivalents; or (e) to the extent necessary to comply with the covenant described below relating to the reduction of our mortgage assets beginning in 2010;

•	Incur indebtedness that would result in our aggregate indebtedness exceeding 110% of our aggregate indebtedness as of June 30, 2008;

•	Issue any subordinated debt;

•	Enter into a corporate reorganization, recapitalization, merger, acquisition or similar event; or

•	Engage in transactions with affiliates unless the transaction is (a) pursuant to the senior preferred stock purchase agreement, the senior preferred stock or the warrant, (b) upon arm’s-length terms or (c) a transaction undertaken in the ordinary course or pursuant to a contractual obligation or customary employment arrangement in existence on the date of the senior preferred stock purchase agreement.

The senior preferred stock purchase agreement also provides that we may not own mortgage assets in excess of (a) $850.0 billion on December 31, 2009, or (b) on December 31 of each year thereafter, 90% of the aggregate amount of our mortgage assets as of December 31 of the immediately preceding calendar year, provided that we are not required to own less than $250.0 billion in mortgage assets. The covenant in the agreement prohibiting us from issuing debt in excess of 110% of our aggregate indebtedness as of June 30, 2008 likely will prohibit us from increasing the size of our mortgage portfolio to $850.0 billion, unless Treasury elects to amend or waive this limitation.

On February 18, 2009, Treasury announced that it is amending the senior preferred stock purchase agreement to increase the size of the mortgage portfolio allowed under the agreement by $50.0 billion to $900.0 billion, with a corresponding increase in the allowable debt outstanding. Because an amended agreement has not been executed as of the date of this report, this description of the covenants in the senior preferred stock purchase agreement is of the terms of the existing agreement, without these changes.

In addition, the senior preferred stock purchase agreement provides that we may not enter into any new compensation arrangements or increase amounts or benefits payable under existing compensation arrangements of any named executive officer (as defined by SEC rules) without the consent of the Director of FHFA, in consultation with the Secretary of the Treasury.

We are required under the senior preferred stock purchase agreement to provide annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K to Treasury in accordance with the time periods specified in the SEC’s rules. In addition, our designated representative (which, during the conservatorship, is the conservator) is required to provide quarterly certifications to Treasury certifying compliance with the covenants contained in the senior preferred stock purchase agreement and the accuracy of the representations made pursuant to the agreement. We also are obligated to provide prompt notice to Treasury of the occurrence of specified events, such as the filing of a lawsuit that would reasonably be expected to have a material adverse effect.

As of February 26, 2009, we believe we were in compliance with the material covenants under the senior preferred stock purchase agreement.

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

The warrant remains outstanding through September 7, 2028. As of February 26, 2009, we believe we were in compliance with the material covenants under the warrant.

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

The Treasury credit facility expires on December 31, 2009. As of February 26, 2009, we believe we were in compliance with the material covenants under the Treasury credit facility.

Effect of Treasury Agreements on Shareholders

The agreements with Treasury have materially limited the rights of our common and preferred shareholders (other than Treasury as holder of the senior preferred stock). The senior preferred stock purchase agreement and the senior preferred stock and warrant issued to Treasury pursuant to the agreement have had the following adverse effects on our common and preferred shareholders:

•	the senior preferred stock ranks senior to the common stock and all other series of preferred stock as to both dividends and distributions upon dissolution, liquidation or winding up of the company;

•	the senior preferred stock purchase agreement prohibits the payment of dividends on common or preferred stock (other than the senior preferred stock) without the prior written consent of Treasury; and

•	the warrant provides Treasury with the right to purchase shares of our common stock equal to up to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis on the date of exercise for a nominal price, thereby substantially diluting the ownership in Fannie Mae of our common shareholders at the time of exercise. Until Treasury exercises its rights under the warrant or its right to exercise the warrant expires on September 7, 2028 without having been exercised, the holders of our common stock continue to have the risk that, as a group, they will own no more than 20.1% of the total voting power of the company. Under our charter, bylaws and applicable law, 20.1% is insufficient to control the outcome of any vote that is presented to the common shareholders. Accordingly, existing common shareholders have no assurance that, as a group, they will be able to control the election of our directors or the outcome of any other vote after the conservatorship ends.

As described above and in “Item 1A—Risk Factors,” the Treasury agreements also impact our business in ways that indirectly affect our common and preferred shareholders.

New York Stock Exchange Listing

As of February 26, 2009, our common stock continues to trade on the NYSE. We received a notice from the NYSE on November 12, 2008 that we had failed to satisfy one of the NYSE’s standards for continued listing of our common stock because the average closing price of our common stock during the 30 consecutive trading days ended November 12, 2008 had been less than $1.00 per share.

On November 26, 2008, we advised the NYSE of our intent to cure this deficiency by May 11, 2009. At that time, we also advised the NYSE that, if necessary to cure the deficiency by that date, and subject to the approval of Treasury, we might undertake a reverse stock split, in which we would combine some specified number of shares of our common stock into a single share of our common stock. We are working internally and with the conservator to determine the specific action or actions that we will take.

If our share price and our average share price for the 30 consecutive trading days preceding May 11, 2009 is not at or above $1.00 as of May 11, 2009, the NYSE rules provide that the NYSE will initiate suspension and delisting procedures for our common stock. At that time, we expect that the NYSE also would delist all classes of our preferred stock. For a description of the risks to our business if the NYSE were to delist our common and preferred stock, refer to “Item 1A—Risk Factors.”

Charter Act

We are a shareholder-owned corporation, originally established in 1938, organized and existing under the Federal National Mortgage Association Charter Act, as amended, which we refer to as the Charter Act or our charter. The Charter Act sets forth the activities that we are permitted to conduct, authorizes us to issue debt and equity securities, and describes our general corporate powers. The Charter Act states that our purpose is to:

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

Loan Standards

Mortgage loans we purchase or securitize must meet the following standards required by the Charter Act.

•	Principal Balance Limitations. Our charter permits us to purchase and securitize conventional mortgage loans secured by either a single-family or multifamily property. Single-family conventional mortgage loans are generally subject to maximum original principal balance limits. The principal balance limits are often referred to as “conforming loan limits” and are established each year based on the national average price of a one-family residence. The conforming loan limit for a one-family residence was $417,000 for 2008.

The Economic Stimulus Act of 2008 temporarily increased our conforming loan limits in high-cost areas for loans originated between July 1, 2007 and December 31, 2008, which we refer to as jumbo-conforming loans. For a one-family residence, the loan limit increased to 125% of the area’s median house price, up to a maximum of $729,750. Higher original principal balance limits apply to mortgage loans secured by two- to four-family residences and also to loans in Alaska, Hawaii, Guam and the Virgin Islands. In July 2008, HERA was signed into law. This legislation provided permanent authority for the GSEs to use higher loan limits in high-cost areas effective January 1, 2009. These limits will be set annually by FHFA.

In November 2008, FHFA announced that the conforming loan limit for a one-unit property would remain $417,000 for 2009 for most areas in the United States, but specified higher limits in certain cities and counties. Loan limits for two-, three-, and four-unit properties in 2009 also remain at 2008 levels. Following the provisions of HERA, FHFA has set loan limits for high-cost areas in 2009. These limits are set equal to 115% of local median house prices and cannot exceed 150% of the standard limit, which is $625,500 for one-unit homes in the contiguous United States. The 2009 maximum conforming limits remain higher in Alaska, Hawaii, Guam, and the U.S. Virgin Islands. No statutory limits apply to the maximum original principal balance of multifamily mortgage loans that we purchase or securitize. In addition, the Charter Act imposes no maximum original principal balance limits on loans we purchase or securitize that are insured by the FHA or guaranteed by the VA, home improvement loans, and loans secured by manufactured housing.

On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009, which included a provision that returns the conforming loan limits for loans originated in 2009 to those limits established in the Economic Stimulus Act of 2008 (except in a limited number of areas where the limits established by HERA were greater).

•	Loan-to-Value and Credit Enhancement Requirements. The Charter Act generally requires credit enhancement on any conventional single-family mortgage loan that we purchase or securitize if it has a loan-to-value ratio over 80% at the time of purchase. We also do not purchase or securitize second lien single-family mortgage loans when the combined loan-to-value ratio exceeds 80%, unless the second lien mortgage loan has credit enhancement in accordance with the requirements of the Charter Act. The credit enhancement required by our charter may take the form of one or more of the following: (i) insurance or a guaranty by a qualified insurer; (ii) a seller’s agreement to repurchase or replace any mortgage loan in default (for such period and under such circumstances as we may require); or (iii) retention by the seller of at least a 10% participation interest in the mortgage loans. We do not adjust the loan-to-value ratio of loans bearing credit enhancement to reflect that credit enhancement. On February 19, 2009, in conjunction with the announcement of HASP, FHFA determined that, until June 10, 2010, we may refinance borrowers with mortgages that we hold or guarantee into new mortgages, without the need for these borrowers to obtain additional credit enhancement (such as private mortgage insurance) on their refinanced loans in excess of what was already in place. The credit enhancement requirement under the Charter Act may hinder our ability to refinance mortgage loans that we do not already own or guarantee where mortgage insurance or other credit enhancement is not available. Regardless of loan-to-value ratio, the Charter Act does not require us to obtain credit enhancement to purchase or securitize loans insured by the FHA or guaranteed by the VA, home improvement loans or loans secured by manufactured housing.

Other Charter Act Provisions

The Charter Act has the following additional provisions.

•	Issuances of Our Securities. The Charter Act authorizes us, upon approval of the Secretary of the Treasury, to issue debt obligations and mortgage-related securities. Neither the U.S. government nor any of its agencies guarantees, directly or indirectly, our debt or mortgage-related securities. At the discretion of the Secretary of Treasury, Treasury may purchase our obligations up to a maximum of $2.25 billion outstanding at any one time. In addition, the Charter Act, as amended by the Regulatory Reform Act, provides Treasury with expanded temporary authority to purchase our obligations and securities in unlimited amounts (up to the national debt limit) until December 31, 2009. We describe Treasury’s investment in our securities pursuant to this authority above under “Treasury Agreements.”

•	Exemptions for Our Securities. Securities we issue are exempted securities under laws administered by the SEC, except that as a result of the Regulatory Reform Act, our equity securities are not treated as exempted securities for purposes of Sections 12, 13, 14 or 16 of the Securities Exchange Act of 1934, or the Exchange Act. Consequently, we are required to file periodic and current reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. However, we are not required to file registration statements with the SEC with respect to offerings of our securities pursuant to this exemption.

•	Exemption from Specified Taxes. Pursuant to the Charter Act, we are exempt from taxation by states, counties, municipalities or local taxing authorities, except for taxation by those authorities on our real property. However, we are not exempt from the payment of federal corporate income taxes.

•	Other Limitations and Requirements. Under the Charter Act, we may not originate mortgage loans or advance funds to a mortgage seller on an interim basis, using mortgage loans as collateral, pending the sale of the mortgages in the secondary market. In addition, we may only purchase or securitize mortgages on properties located in the United States, including the District of Columbia, the Commonwealth of Puerto Rico, and the territories and possessions of the United States.

Regulation and Oversight of Our Activities

As a federally chartered corporation, we are subject to Congressional legislation and oversight. As a company under conservatorship, our primary regulator has management authority over us in its role as our conservator. The Regulatory Reform Act established FHFA as an independent agency with general supervisory and regulatory authority over Fannie Mae, Freddie Mac and the 12 FHLBs. FHFA assumed the duties of our former regulators, OFHEO and HUD, with respect to safety and soundness and mission oversight of Fannie Mae and Freddie Mac. HUD remains our regulator with respect to fair lending matters. We reference OFHEO in this report with respect to actions taken by our safety and soundness regulator prior to the creation of FHFA on July 30, 2008. As applicable, we reference HUD in this section with respect to actions taken by our mission regulator prior to the creation of FHFA on July 30, 2008. Our regulators also include the SEC and Treasury.

Regulatory Reform Act

The Regulatory Reform Act was signed into law on July 30, 2008, and became effective immediately. This legislation provided FHFA with safety and soundness authority that is stronger than the authority that was available to OFHEO, and that is comparable to and in some respects broader than that of the federal banking agencies. The legislation gave FHFA the authority, even if we had not been placed into conservatorship, to raise capital levels above statutory minimum levels, regulate the size and content of our portfolio, and approve new mortgage products. The legislation also gave FHFA the authority to place the GSEs into conservatorship or receivership under conditions set forth in the statute. We expect that FHFA will continue to implement the various provisions of the legislation over the next several months. In general, we remain subject to regulations, orders and determinations that existed prior to the enactment of the Regulatory Reform Act until new ones are issued or made. Below are some key provisions of the Regulatory Reform Act.

Safety and Soundness Provisions

Conservatorship and Receivership.  The legislation gave FHFA enhanced authority to place us into conservatorship, based on certain specified grounds. Pursuant to this authority, FHFA placed us into conservatorship on September 6, 2008. The legislation also gave FHFA new authority to place us into receivership at the discretion of the Director of FHFA, based on certain specified grounds, at any time, including directly from conservatorship. Further, FHFA must place us into receivership if it determines that our liabilities have exceeded our assets for 60 days, or we have not been paying our debts as they become due for 60 days.

Capital.  FHFA has broad authority to establish risk-based capital standards to ensure that we operate in a safe and sound manner and maintain sufficient capital and reserves. FHFA also has broad authority to increase the level of our required minimum capital and to establish capital or reserve requirements for specific products and activities, so as to ensure that we operate in a safe and sound manner. On October 9, 2008, FHFA announced that our capital requirements will not be binding during the conservatorship. We describe our capital requirements below under “Capital Adequacy Requirements.” Pursuant to its new authority under the Regulatory Reform Act, FHFA has announced that it will be revising our minimum capital and risk-based capital requirements.

Portfolio.  FHFA is required to establish standards governing our portfolio holdings, to ensure that they are backed by sufficient capital and consistent with our mission and safe and sound operations. FHFA is also required to monitor our portfolio and, in some circumstances, may require us to dispose of or acquire assets. On January 30, 2009, FHFA published an interim final rule adopting, as the standard for our portfolio holdings, the portfolio cap established by the senior preferred stock purchase agreement described under “Treasury Agreements—Covenants under Treasury Agreements,” as it may be amended from time to time. The interim final rule is effective for as long as we remain subject to the terms and obligations of the senior preferred stock purchase agreement.

Prompt Corrective Action.  FHFA has prompt corrective action authority, including the discretionary authority to change our capital classification under certain circumstances and to restrict our growth and activities if we are not adequately capitalized.

Enforcement Powers.  FHFA has enforcement powers, including cease-and-desist authority, authority to impose civil monetary penalties, and authority to suspend or remove directors and management.

Mission Provisions

Products and Activities.  We are required, with some exceptions, to obtain the approval of FHFA before we initially offer a product. The process for obtaining FHFA’s approval includes a 30-day public notice and comment period relating to the product. A product may be approved only if it is authorized by our charter, in the public interest, and consistent with the safety and soundness of the enterprise and the mortgage finance system. We must provide written notice to FHFA before commencing any new activity.

Affordable Housing Allocations.  The legislation requires us to make annual allocations to fund government affordable housing programs, based on the dollar amount of our total new business purchases, at the rate of 4.2 basis points per dollar. FHFA must issue regulations prohibiting us from redirecting the cost of our allocations, through increased charges or fees, or decreased premiums, or in any other manner, to the originators of mortgages that we purchase or securitize. The legislation requires FHFA to temporarily suspend our allocation upon finding that it is contributing or would contribute to our financial instability; is causing or would cause us to be classified as undercapitalized; or is preventing or would prevent us from successfully completing a capital restoration plan. On November 13, 2008, we received notice from FHFA that it was suspending our allocation until further notice.

Affordable Housing Goals and Duty to Serve.  The legislation restructured our affordable housing goals. We discuss our affordable housing goals below under “Housing Goals and Subgoals.”

Temporary Provisions

Enhanced Authority of U.S. Treasury to Purchase GSE Securities.  The Secretary of the Treasury has long had authority to purchase up to $2.25 billion of our obligations. The legislation provides the Secretary of the Treasury with additional temporary authority to purchase our obligations and other securities in unlimited amounts (up to the national debt limit) and on terms that the Secretary may determine, subject to our agreement. This expanded authority expires on December 31, 2009. We describe Treasury’s investment in our securities pursuant to this authority above under “Treasury Agreements.”

Consultation with the Federal Reserve Board Chairman.  Until December 31, 2009, FHFA must consult with the Chairman of the Federal Reserve Board on risks posed by the GSEs to the financial system before taking certain regulatory actions such as issuance of regulations regarding capital or portfolio, or appointment of a conservator or receiver.

Other Provisions

Conforming Loan Limits.  The legislation permanently increased our conforming loan limit in high cost areas, to the lower of 115% of the median home price for comparable properties in the area, or 150% of the otherwise applicable loan limit (currently $625,500). This provision became effective on January 1, 2009. The 2009 Stimulus Act further increased our loan limits in high cost areas for loans originated in 2009 as described under “Charter Act—Loan Standards—Principal Balance Limitations.”

Executive Compensation.  The legislation directs FHFA to prohibit us from providing unreasonable or non-comparable compensation to our executive officers. FHFA may at any time review the reasonableness and comparability of an executive officer’s compensation and may require us to withhold any payment to the officer during such review. In addition, under the Regulatory Reform Act, FHFA, as our regulator, has the power to approve, disapprove or modify executive compensation until December 31, 2009. However, during the conservatorship, FHFA, as conservator, has succeeded to all the powers of the Board and management. FHFA has delegated to the Board the authority to approve compensation for most officers and employees, and has retained approval rights for compensation for certain senior officers.

Under the Regulatory Reform Act, FHFA is also authorized to prohibit or limit certain golden parachute and indemnification payments to directors, officers, and certain other parties. In September 2008, the Director of FHFA notified us that severance and certain other payments contemplated in the employment contract of Daniel H. Mudd, our former President and Chief Executive Officer, are golden parachute payments within the meaning of the Regulatory Reform Act and should not be paid, effective immediately. In January 2009, FHFA issued final regulations relating to golden parachute payments, under which FHFA may limit golden parachute payments as defined, and that set forth factors to be considered by the Director of FHFA in acting upon his authority to limit these payments.

Board of Directors.  The legislation provides that our Board shall consist of 13 persons elected by the shareholders, or such other number as the Director of FHFA determines appropriate. Our Board shall at all times have as members at least one person from the homebuilding, mortgage lending, and real estate industries, and at least one person from an organization representing consumer or community interests or one person who has demonstrated a career commitment to the provision of housing for low-income households. Upon our entry into conservatorship, FHFA succeeded to all the rights and powers of our Board of Directors. FHFA reconstituted our Board on November 24, 2008 and appointed a Board of Directors with specific delegated authorities that became effective on December 19, 2008, as described above “Conservatorship—Management of the Company Under Conservatorship.”

Exam Authority and Expenses.  FHFA, in its role as our regulator, has agency examination authority, and we are required to submit to FHFA annual and quarterly reports on our financial condition and results of operations. FHFA is authorized to levy annual assessments on us, Freddie Mac and the FHLBs, to the extent authorized by Congress, to cover FHFA’s reasonable expenses.

Housing Goals and Subgoals

Since 1993, we have been subject to housing goals, which have been set as a percentage of the total number of dwelling units underlying our total mortgage purchases, and have been intended to expand housing opportunities (1) for low- and moderate-income families, (2) in HUD-defined underserved areas, including central cities and rural areas, and (3) for low-income families in low-income areas and for very low-income families, which is referred to as “special affordable housing.” In addition, in 2004, HUD established three home purchase subgoals that have been expressed as percentages of the total number of mortgages we purchase that finance the purchase of single-family, owner-occupied properties located in metropolitan areas. Since 1995, we have also been required to meet a subgoal for multifamily special affordable housing that is expressed as a dollar amount. The Regulatory Reform Act changed the structure of the housing goals beginning in 2010, and gave FHFA the authority to set and enforce the housing goals.

We report our progress toward achieving our housing goals to FHFA on a quarterly basis, and we are required to submit a report to FHFA and Congress on our performance in meeting our housing goals on an annual basis.

The following table compares our performance against the housing goals and subgoals for 2008, 2007 and 2006. The 2006 and 2007 performance results are final results that were validated by HUD and FHFA, respectively. The 2008 performance results are preliminary results that we have not finalized and that also have not yet been validated by FHFA.

Housing Goals and Subgoals Performance

	2008		2007		2006
	Result(1)	Goal	Result(1)	Goal	Result(1)	Goal

Housing goals:(2)
Low- and moderate-income housing	53.6%	56.0%	55.5%	55.0%	56.9%	53.0%
Underserved areas	39.4	39.0	43.4	38.0	43.6	38.0
Special affordable housing	26.0	27.0	26.8	25.0	27.8	23.0
Housing subgoals:
Home purchase subgoals:(3)
Low- and moderate-income housing	38.9%	47.0%	42.1%	47.0%	46.9%	46.0%
Underserved areas	30.4	34.0	33.4	33.0	34.5	33.0
Special affordable housing	13.6	18.0	15.5	18.0	18.0	17.0
Multifamily special affordable housing subgoal ($ in billions)(4)	$13.42	$5.49	$19.84	$5.49	$13.31	$5.49

(1)	Results presented for 2008 are preliminary and reflect our best estimates as of the date of this report. These results may differ from the results we report in our Annual Housing Activities Report for 2008. Some results differ from the results we reported in our Annual Housing Activities Reports for 2007 and 2006.

(2)	Goals are expressed as a percentage of the total number of dwelling units financed by eligible mortgage loan purchases during the period.

(3)	Home purchase subgoals measure our performance by the number of loans (not dwelling units) providing purchase money for owner-occupied single-family housing in metropolitan areas.

(4)	The multifamily subgoal is measured by loan amount and expressed as a dollar amount.

As shown by the table above, we met all of our housing goals and subgoals in 2006. In 2007, we met each of our three housing goals and two of the four subgoals. However, we did not meet our “low- and moderate-income housing” and “special affordable housing” home purchase subgoals in 2007. In April 2008, HUD notified us of its determination that achievement of these subgoals was not feasible, primarily due to reduced housing affordability and turmoil in the mortgage market, which reduced the share of the conventional conforming primary home purchase market that would qualify for these subgoals. As a result, we were not required to submit a housing plan.

Declining market conditions and the increased goal levels in 2008 made meeting our housing goals and subgoals even more challenging than in 2007 or in previous years. Based on preliminary calculations, we believe we did not meet the low- and moderate-income and special affordable housing goals, or any of the home purchase subgoals. We are in close contact with FHFA regarding our performance. The housing goals are subject to enforcement by the Director of FHFA. If FHFA finds that the goals were feasible, we may become subject to a housing plan that could require us to take additional steps that could have an adverse effect on our profitability. The housing plan must describe the actions we will take to meet the goal in the next calendar year and be approved by FHFA. The potential penalties for failure to comply with housing plan requirements are a cease-and-desist order and civil money penalties.

The Regulatory Reform Act restructured our affordable housing goals and created a new duty for us and Freddie Mac to serve three underserved markets—manufactured housing, affordable housing preservation, and rural housing. With respect to these markets, we are required to “provide leadership to the market in developing loan products and flexible underwriting guidelines to facilitate a secondary market for mortgages for very low-, low-, and moderate-income families.” Both the restructured goals and the new duty to serve take effect in 2010. The Regulatory Reform Act provides that the housing goals established for 2008 will remain in effect for 2009, except that by April 2009, FHFA must review the 2009 goals to determine their feasibility given the market conditions current at such time and, after seeking public comment for up to 30 days, FHFA may make appropriate adjustments to the 2009 goals consistent with such market conditions.

See “Item 1A—Risk Factors” for a description of how changes we have made to our business strategies in order to meet our housing goals and subgoals have increased our credit losses and may reduce our profitability.

OFHEO Consent Order

During 2008, we were subject to a consent order that we entered into with OFHEO in May 2006. Concurrently with OFHEO’s release of its final report of a special examination of our accounting policies and practices, internal controls, financial reporting, corporate governance, and other matters, we agreed to OFHEO’s issuance of a consent order that resolved open matters relating to their investigation of us. Under the consent order, we neither admitted nor denied any wrongdoing. Effective March 1, 2008, OFHEO removed the limitation on the size of our portfolio under the consent order. In March 2008, OFHEO announced that we were in full compliance with the consent order, and OFHEO lifted the consent order effective May 6, 2008. Before we were placed into conservatorship in September 2008, we remained subject to the requirement that we maintain a capital surplus over our statutory minimum capital requirement. The capital surplus requirement was reduced from 30% to 20% in March 2008, and reduced further to 15% upon the completion of our capital raise in May 2008. On October 9, 2008, FHFA announced that our existing capital requirements will not be binding during the conservatorship.

Capital Adequacy Requirements

The 1992 Act establishes capital adequacy requirements. The statutory capital framework incorporates two different quantitative assessments of capital—a minimum capital requirement and a risk-based capital requirement. The minimum capital requirement is ratio-based, while the risk-based capital requirement is based on simulated stress test performance. The 1992 Act requires us to maintain sufficient capital to meet both of these requirements in order to be classified as “adequately capitalized.”

Under the Regulatory Reform Act, FHFA has the authority to make a discretionary downgrade of our capital adequacy classification should certain safety and soundness conditions arise that could impact future capital adequacy. On October 9, 2008, FHFA announced that it was exercising its discretionary authority to classify us as “undercapitalized” as of June 30, 2008. Although we met the statutory capital requirements to be classified as “adequately capitalized” as of June 30, 2008, FHFA made its decision based on the factors described in “Liquidity and Capital Management—Capital Management—Regulatory Capital.” However, at the same time, FHFA announced that our existing statutory and FHFA-directed regulatory capital requirements will not be binding during the conservatorship. FHFA has directed us, during the time we are under conservatorship, to focus on managing to a positive net worth, provided that it is not inconsistent with our mission objectives. Pursuant to its authority under the Regulatory Reform Act, FHFA has announced that it will be revising our minimum capital and risk-based capital requirements.

Under the Regulatory Reform Act, a capital classification of “undercapitalized” requires us to submit a capital restoration plan and imposes certain restrictions on our asset growth and ability to make capital distributions. FHFA may also take various discretionary actions with respect to us if we are classified as undercapitalized, including requiring us to acquire new capital. FHFA has advised us that, because we are under conservatorship, we will not be subject to these corrective action requirements.

Statutory Minimum Capital Requirement.  The existing ratio-based minimum capital standard ties our capital requirements to the size of our book of business. For purposes of the statutory minimum capital requirement, we are in compliance if our core capital equals or exceeds our statutory minimum capital requirement. Core capital is defined by statute as the sum of the stated value of outstanding common stock (common stock less treasury stock), the stated value of outstanding non-cumulative perpetual preferred stock, paid-in capital and retained earnings, as determined in accordance with GAAP. Our statutory minimum capital requirement is generally equal to the sum of:

•	2.50% of on-balance sheet assets;

•	0.45% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties; and

•	up to 0.45% of other off-balance sheet obligations, which may be adjusted by the Director of FHFA under certain circumstances.

For information on the amounts of our core capital and our statutory minimum capital requirement as of December 31, 2008 and 2007, see “Part II—Item 7—MD&A—Liquidity and Capital Management—Capital Management—Regulatory Capital.”

Statutory Risk-Based Capital Requirement.  The existing risk-based capital requirement ties our capital requirements to the risk in our book of business, as measured by a stress test model. The stress test simulates our financial performance over a ten-year period of severe economic conditions characterized by both extreme interest rate movements and high mortgage default rates. Simulation results indicate the amount of capital required to survive this prolonged period of economic stress without new business or active risk management action. In addition to this model-based amount, the risk-based capital requirement includes a 30% surcharge to cover unspecified management and operations risks.

Our total capital base is used to meet our risk-based capital requirement. Total capital is defined by statute as the sum of our core capital plus the total allowance for loan losses and reserve for guaranty losses in connection with Fannie Mae MBS, less the specific loss allowance (that is, the allowance required on individually-impaired loans). Each quarter, our regulator runs a detailed profile of our book of business through the stress test simulation model. The model generates cash flows and financial statements to evaluate our risk and measure our capital adequacy during the ten-year stress horizon. FHFA has stated that it does not intend to report our risk-based capital level during the conservatorship.

Statutory Critical Capital Requirement.  Our critical capital requirement is the amount of core capital below which we would be classified as critically undercapitalized and generally would be required to be placed in conservatorship. Our critical capital requirement is generally equal to the sum of:

•	1.25% of on-balance sheet assets;

•	0.25% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties; and

•	up to 0.25% of other off-balance sheet obligations, which may be adjusted by the Director of FHFA under certain circumstances.

FHFA has stated that it does not intend to report our critical capital level during the conservatorship.

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

During 2008, approximately 1,000 lenders delivered mortgage loans to us, either for securitization or for purchase. We purchase a significant portion of our single-family mortgage loans from several large mortgage lenders. During 2008, our top five lender customers, in the aggregate, accounted for approximately 66% of our single-family business volume, compared with 56% in 2007. Three lender customers each accounted for 10% or more of our single-family business volume for 2008: Bank of America Corporation, Citigroup and Wells Fargo & Company, including each of their respective affiliates.

Our top lender customer is Bank of America Corporation, which acquired Countrywide Financial Corporation on July 1, 2008. Our single-family business volume from the two companies has decreased compared to 2007. Bank of America Corporation and its affiliates, following the acquisition of Countrywide Financial Corporation, accounted for approximately 19% of our single-family business volume in the second half of 2008. For 2007, Countrywide Financial Corporation and its affiliates accounted for approximately 28% of our single-family business volume and Bank of America Corporation accounted for approximately 4% of our single-family business volume.

Due to increasing consolidation within the mortgage industry, as well as a number of mortgage lenders having gone out of business since late 2006, we, as well as our competitors, seek business from a decreasing number of large mortgage lenders. As we become more reliant on a smaller number of lender customers, our negotiating leverage with these customers decreases, which could diminish our ability to price our products and services optimally. In addition, many of our lender customers are experiencing financial and liquidity problems that may affect the volume of business they are able to generate. We discuss these and other risks that this customer concentration poses to our business in “Item 1A—Risk Factors.”

COMPETITION

Historically, our competitors have included Freddie Mac, Ginnie Mae (which primarily guarantees securities backed by FHA-insured loans), the FHLBs, FHA, financial institutions, securities dealers, insurance companies, pension funds, investment funds and other investors. During 2008, almost all of our competitors, other than Freddie Mae, Ginnie Mae and the FHLBs, have ceased their activities in the residential mortgage finance business.

We compete to purchase mortgage assets in the secondary market both for our investment portfolio and for securitization into Fannie Mae MBS. Competition for the acquisition of mortgage assets is affected by many factors, including the supply of residential mortgage loans offered for sale in the secondary market by loan originators and other market participants, the current demand for mortgage assets from mortgage investors, and the credit risk and prices associated with available mortgage investments.

We also compete for the issuance of mortgage-related securities to investors. Before the current market downturn, there was a significant increase in the issuance of mortgage-related securities by non-agency issuers, which caused a decrease in our share of the market for new issuances of single-family mortgage-related securities from 2003 to 2006. Non-agency issuers, also referred to as private-label issuers, are those issuers of mortgage-related securities other than agency issuers Fannie Mae, Freddie Mac and Ginnie Mae. The mortgage and credit market disruption led many investors to curtail their purchases of private-label mortgage-related securities in favor of mortgage-related securities backed by GSE guarantees or government guarantees (through Ginnie Mae). During 2008, we also experienced increased competition from Ginnie Mae (which primarily guarantees mortgage-related securities backed by FHA-insured loans), as issuance of single-family mortgage-related securities was predominately isolated to securities guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. As a result of these changes in investor demand, our estimated market share of new single-family mortgage-related securities issuance increased from approximately 24.6% for the fourth quarter of 2006 to approximately 48.5% for the fourth quarter of 2007, but then decreased to approximately 41.7% for the fourth quarter of 2008. In comparison, Ginnie Mae’s market share of new single-family mortgage-related securities issuance was approximately 3.6%, 9.0% and 37.8% for the fourth quarter of 2006, 2007 and 2008, respectively. Our estimates of market share are based on publicly available data and exclude previously securitized mortgages.

We also compete for low-cost debt funding with institutions that hold mortgage portfolios, including Freddie Mac and the FHLBs. In recent months, the Federal Reserve has been supporting the liquidity of our debt as an active and significant purchaser of our long-term debt in the secondary market. See “Part II—Item 7—MD&A—Liquidity and Capital Management—Liquidity Management—Debt Funding” for a discussion of our debt funding.

EMPLOYEES

As of December 31, 2008, we employed approximately 5,800 personnel, including full-time and part-time employees, term employees and employees on leave.

WHERE YOU CAN FIND ADDITIONAL INFORMATION

We file reports, proxy statements and other information with the SEC. We make available free of charge through our Web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all other SEC reports and amendments to those reports as soon as reasonably practicable after we electronically file the material with, or furnish it to, the SEC. Our Web site address is www.fanniemae.com. Materials that we file with the SEC are also available from the SEC’s Web site, www.sec.gov. In addition, these materials may be inspected, without charge, and copies may be obtained at prescribed rates, at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You may also request copies of any filing from us, at no cost, by calling the Fannie Mae Fixed-Income Securities Helpline at (800) 237-8627 or (202) 752-7115 or by writing to Fannie Mae, Attention: Fixed-Income Securities, 3900 Wisconsin Avenue, NW, Area 2H-3S, Washington, DC 20016.

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

Among the forward-looking statements in this report are statements relating to:

•	Our expectation that the current crisis in the U.S. and global financial markets will continue, which will continue to adversely affect our financial results throughout 2009;

•	Our expectation that the unemployment rate will continue to increase;

•	Our expectation of the continued deterioration of the U.S. housing market, continued home price declines and rising delinquency, default and severity rates;

•	Our expectation that mortgage debt outstanding will shrink by approximately 0.2% in 2009;

•	Our expectation that the level of foreclosures and single-family delinquency rates will continue to increase in 2009;

•	Our expectation that home prices will decline 7% to 12% on a national basis in 2009, and that there will be a peak-to-trough decline in home prices of 20% to 30%;

•	Our expectation that there will be significant regional variation in national home price decline percentages, with steeper declines in certain areas such as Florida, California, Nevada and Arizona;

•	Our expectation that economic conditions and falling home prices will continue to negatively affect our credit performance in 2009, which will cause our credit losses to increase;

•	Our expectation that our credit loss ratio in 2009 will exceed our credit loss ratio in 2008;

•	Our expectation of a significant increase in our SOP 03-3 fair value losses as we increase the number of loans we repurchase from MBS trusts in order to modify them;

•	Our expectation of significant continued increases in our combined loss reserves through 2009;

•	Our expectation of continued pressure on our access to the debt markets throughout 2009 at economically attractive rates, which we believe will become increasingly great as we approach the expiration of the Treasury credit facility at the end of 2009;

•	Our expectation that the “roll over,” or refinancing, risk on our unsecured debt is likely to increase substantially as we approach year-end 2009 and the expiration of the Treasury credit facility;

•	Our expectation that we will continue to experience adverse financial effects because of our strategy of concentrating our efforts on keeping people in their homes and preventing foreclosures, including our efforts under HASP, while remaining active in the secondary mortgage market;

•	Our expectation that future activities that our regulators, other U.S. government agencies or Congress may request or require us to take to support the mortgage market and help borrowers may contribute to further deterioration in our results of operations and financial condition;

•	Our expectation that the Federal Reserve will continue to purchase our long-term debt and MBS in the secondary market;

•	Our expectations with respect to our role in HASP, the elements of the HASP programs, the timing of our implementation of HASP programs, and the impact of these programs on our business, results of operations, financial condition and net worth;

•	Our expectation that we also will have a net worth deficit in future periods, and therefore will be required to obtain additional funding from Treasury pursuant to the senior preferred stock purchase agreement;

•	Our intention to use the funds we receive from Treasury under the senior preferred stock purchase agreement to repay our debt obligations;

•	Our belief that we will not be required to make a minimum contribution to our qualified pension plan in 2009;

•	Our belief that measures we have taken in 2008 and 2009 will significantly improve the credit profile of our single-family acquisitions;

•	Our belief that our problem loan management strategies may help in reducing our long-term credit losses;

•	Our expectation that our acquisitions of Alt-A mortgage loans will continue to be minimal in future periods;

•	Our expectation that we will substantially increase our loan workout activity in 2009 relative to 2008;

•	Our plan to continue to increase staffing levels in divisions of the company that focus on our foreclosure prevention efforts;

•	Our belief that the early re-performance statistics related to loans modified during 2008 are likely to change, perhaps materially;

•	Our belief that our liquidity contingency plan is unlikely to be sufficient to provide us with alternative sources of liquidity for 90 days;

•	Our belief that the requirement under the senior preferred stock purchase agreement that we reduce our mortgage portfolio by 10% per year beginning in 2010 may have an adverse impact on our future net interest income;

•	Our expectation that we will have the necessary technology and operational capabilities in place to support the securitization of a portion of our whole loans during the second quarter of 2009;

•	Our expectation that Treasury’s funding commitment under the senior preferred stock purchase agreement will enable us to maintain a positive net worth as long as Treasury has not yet invested the full amount provided for in that agreement;

•	Our expectation that the loans we are now acquiring will generally have a lower credit risk, notwithstanding economic conditions, relative to the loans we acquired in 2006, 2007 and early 2008;

•	Our belief that the market crisis will continue to adversely affect the liquidity and financial condition of our institutional counterparties and our lender counterparties;

•	Our belief that recent government actions to provide liquidity and other support to specified financial market participants may help to improve the financial condition and liquidity position of a number of our institutional counterparties;

•	Our belief that announced mergers of a number of our institutional counterparties, if completed, will improve the financial condition of these institutional counterparties and help to reduce our counterparty risk;

•	Our belief that we are likely to incur further losses on our investments in Alt-A and subprime private-label mortgage-related securities, including on those that are currently rated AAA;

•	Our intention to continue to sell non-mortgage-related securities in our cash and other investments portfolio from time to time as market conditions permit;

•	Our intention to hold the majority of our mortgage assets to maturity to realize the contractual cash flows;

•	Our intention to complete the remediation of the weakness in our internal control over financial reporting relating to our other-than-temporary-impairment assessment process for private-label mortgage-related securities by September 30, 2009;

•	Our belief that it is likely we will not remediate the material weakness in our disclosure controls and procedures while we are under conservatorship; and

•	Our belief that our deferred tax assets related to unrealized losses recorded in AOCI on our available-for-sale securities are recoverable.

Forward-looking statements reflect our management’s expectations or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this report, including, but not limited to our ability to maintain a positive net worth; adverse effects from activities we undertake to support the mortgage market and help borrowers; the investment by Treasury and its effect on our business; future amendments and guidance by the Financial Accounting Standards Board (“FASB”); changes in the structure and regulation of the financial services industry, including government efforts to bring about an economic recovery; our ability to access the debt capital markets; the conservatorship and its effect on our business (including our business strategies and practices); further disruptions in the housing, credit and stock markets; the level and volatility of interest rates and credit spreads; the adequacy of credit reserves; pending government investigations and litigation; changes in management; the accuracy of subjective estimates used in critical accounting policies; and those factors described in this report, including those factors described in “Item 1A—Risk Factors” of this report.

Readers are cautioned to place forward-looking statements in this report or that we make from time to time into proper context by carefully considering the factors discussed in “Item 1A—Risk Factors.” These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise, except as required under the federal securities laws.

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

Any of these factors could materially adversely affect our business, financial condition, results of operations, liquidity and net worth, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. However, these are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations, liquidity and net worth.

RISKS RELATING TO OUR BUSINESS

We may not be able to achieve or maintain a positive net worth, which would result in requests for additional investment by Treasury.

Under the Regulatory Reform Act, FHFA must place us into receivership if the Director of FHFA makes a written determination that we have a net worth deficit (which means that our assets are less than our obligations) for a period of 60 days. Our ability to maintain a positive net worth has been adversely affected by market conditions and volatility. At December 31, 2008, our total liabilities exceeded our total assets by $15.2 billion, as reflected on our consolidated balance sheet. As a result, we will have to draw on Treasury’s commitment under the senior preferred stock purchase agreement. We expect the market conditions that contributed to our net loss for each quarter of 2008 to continue and possibly worsen in 2009, and therefore to continue to adversely affect our net worth resulting in additional draws on Treasury’s commitment. Factors that could adversely affect our net worth for future periods include factors that we can affect as well as factors that we have no control over, such as: additional net losses; continued declines in home prices; increases in our credit and interest rate risk profiles; adverse changes in interest rates or implied volatility; adverse changes in option-adjusted spreads; impairments of private-label mortgage-related securities; counterparty downgrades; downgrades of private-label mortgage-related securities; changes in GAAP; and actions taken by FHFA, Treasury or Congress relating to our business, the mortgage industry or the financial services industry. In addition, actions we take to help homeowners, such as increasing our purchases of loans out of MBS trusts and modifying loans are likely to adversely affect our net worth in future periods.

We are subject to mortgage credit risk. We expect increases in borrower delinquencies and defaults on mortgage loans that we own or that back our guaranteed Fannie Mae MBS to continue to materially and adversely affect our business, results of operations, financial condition, liquidity and net worth.

We are exposed to mortgage credit risk relating to both the mortgage loans that we hold in our investment portfolio and the mortgage loans that back our guaranteed Fannie Mae MBS because borrowers may fail to make required payments of principal and interest on their mortgage loans, exposing us to the risk of credit losses and credit-related expenses.

Conditions in the housing and financial markets worsened dramatically during 2008 and have continued to worsen during the first quarter of 2009, contributing to a deterioration in the credit performance of our book of business, including higher serious delinquency rates, default rates and average loan loss severities on the mortgage loans we hold or that back our guaranteed Fannie Mae MBS, as well as a substantial increase in our inventory of foreclosed properties. Increases in delinquencies, default rates and severities cause us to experience higher credit-related expenses. In addition, deteriorating economic conditions have negatively affected the credit performance of our book of business. These worsening credit performance trends have been most notable in certain of our higher risk loan categories, states and vintages, although the recession has also begun to affect the credit performance of our broader book of business. We present detailed information about the risk characteristics of our conventional single-family mortgage credit book of business in “Part II—Item 7—MD&A—Risk Management—Credit Risk Management—Mortgage Credit Risk Management” and we present detailed information on our credit-related expenses, credit losses and results of operations for 2008 in “Part II—Item 7—MD&A—Consolidated Results of Operations.”

We expect that these adverse credit performance trends will continue and may accelerate, particularly if we continue to experience national and regional declines in home prices, a recessionary economic environment and rising unemployment in the United States.

The credit losses we experience in future periods as a result of the housing and economic crisis are likely to be larger, perhaps substantially larger, than our current combined loss reserves and will adversely affect our business, results of operations, financial condition, liquidity and net worth.

Our combined loss reserves, as reflected on our consolidated balance sheet, do not reflect our estimate of the future credit losses inherent in our existing guaranty book of business. Rather, pursuant to GAAP, they reflect only the probable losses that we believe we have already incurred as of the balance sheet date. Accordingly, although we believe that our credit losses will increase in the future due to the worsening housing and economic crisis, higher unemployment and other negative trends, we are not permitted under GAAP to reflect these future trends in our loss reserve calculations. Because of the housing and economic crisis, there is significant uncertainty regarding the full extent of our future credit losses. The credit losses we experience in future periods will adversely affect our business, results of operations, financial condition, liquidity and net worth.

We are in conservatorship and the impact of the conservatorship on the management of our business may materially and adversely affect our business, financial condition, results of operations, liquidity and net worth.

When FHFA was appointed as our conservator, it immediately succeeded to: (1) all of our rights, titles, powers and privileges, and that of any shareholder, officer or director of Fannie Mae with respect to us and our assets; and (2) title to the books, records and assets of any other legal custodian of Fannie Mae. As a result, we are currently under the control of our conservator. The conservatorship has no specified termination date; we do not know when or how it will be terminated. In addition, our directors do not have any duties to any person or entity except to the conservator. Accordingly, our directors are not obligated to consider the interests of the company, the holders of our equity or debt securities or the holders of Fannie Mae MBS unless specifically directed to do so by the conservator.

The then Secretary of the Treasury and the Director of FHFA stated that the conservatorship was implemented “to help restore confidence in Fannie Mae and Freddie Mac, enhance their capacity to fulfill their mission, and mitigate the systemic risk that has contributed directly to the instability in the current market.” We do not know whether the objectives will change, what actions FHFA and Treasury may take or cause us to take in pursuit of their objectives, and whether the actions taken will achieve those objectives. Under the Regulatory Reform Act, as conservator, FHFA may take “such action as may be necessary to put the regulated entity in a sound and solvent condition.” We have no control over FHFA’s actions, or the actions it may direct us to take.

FHFA is also conservator of Freddie Mac, our primary competitor. We do not know the impact on our business of FHFA’s serving as conservator of Freddie Mac. In addition, under the Regulatory Reform Act, FHFA may take any action authorized by the statute which FHFA determines is in its best interests or our best interests, in its sole discretion.

Under the Regulatory Reform Act, FHFA can direct us to enter into contracts or enter into contracts on our behalf. Further, FHFA, as conservator, generally has the power to transfer or sell any of our assets or liabilities and may do so without the approval, assignment or consent of any party. We describe the powers of the conservator in “Item 1—Business—Conservatorship, Treasury Agreements, Our Charter and Regulation of Our Activities—Conservatorship,” the terms of the senior preferred stock purchase agreement in “Item 1—Business—Conservatorship, Treasury Agreements, Our Charter and Regulation of Our Activities—Treasury Agreements—Senior Preferred Stock Purchase Agreement and Related Issuance of Senior Preferred Stock and Common Stock Warrant” and the covenants contained in the senior preferred stock purchase agreement in “Item 1—Business—Conservatorship, Treasury Agreements, Our Charter and Regulation of Our Activities—Treasury Agreements—Covenants Under Treasury Agreements—Senior Preferred Stock Purchase Agreement Covenants.” Our lack of overall control over our business may adversely affect our business, financial condition, results of operations, liquidity and net worth.

Our multiple roles in the recently announced Homeowner Affordability and Stability Plan is likely to increase our costs and place burdens on our resources.

On February 18, 2009, the Obama Administration announced HASP. Under HASP, we will work with our servicers to offer at-risk borrowers loan modifications that reduce their monthly principal and interest payments on their mortgages, and we will act as the program administrator. In addition, under HASP, we will launch a streamlined refinancing initiative that will allow borrowers who have mortgages with current loan-to-value ratios up to 105% to refinance their loans to a lower rate without obtaining new mortgage insurance in excess of what was already in place. Given that the nature of both the loan modification and streamlined refinance programs is unprecedented and the details of these programs are still under development at this time, it is difficult for us to predict the full extent of our activities under the programs and how those activities will impact us, the response rates we will experience, or the costs that we will incur. However, to the extent that borrowers and our servicers participate in these programs in large numbers, it is likely that the costs we incur associated with the modifications of loans in our guaranty book of business, as well as the borrower and servicer incentive fees associated with them, will be substantial, and these programs would therefore likely have a material adverse effect on our business, results of operations, financial condition and net worth. In addition, our role as program administrator for the modification program is expected to be substantial, requiring significant levels of internal resources and management attention, which may therefore be shifted away from current corporate initiatives. This shift could have a material adverse effect on our business, results of operations, financial condition and net worth.

Our efforts to pursue our mission and meet our mission-related goals may adversely affect our business, results of operations, financial condition, liquidity and net worth.

Prior to the conservatorship, our business was managed with a strategy to maximize shareholder returns. However, our conservator has directed us to focus primarily on fulfilling our mission of providing, liquidity, stability and affordability to the mortgage market and to provide assistance to struggling homeowners. In support of this focus on our mission, we may take, or be directed by the conservator to take, a variety of actions that could adversely affect our economic returns, possibly significantly, such as: increasing our purchase of loans that pose a higher credit risk; reducing our guaranty fees; refraining from foreclosing on seriously delinquent loans; increasing our purchases of loans out of MBS trusts in order to modify them; and modifying loans to extend the maturity, lower the interest rate or reduce the amount of principal owed by the borrower. For example, since November 2008 we suspended foreclosure sales and the eviction of occupants from our foreclosed properties in an effort to provide assistance to struggling homeowners. These activities may adversely affect our economic returns, in both the short term and long term. These activities also create risks to our business and are likely to have an adverse effect on our business, results of operations, financial condition, liquidity and net worth.

In addition to FHFA, other government agencies or Congress may also ask us to undertake significant efforts in pursuit of our mission. For example, on February 18, 2009, the Obama Administration announced HASP. Under HASP, we will work with our servicers to offer at-risk borrowers loan modifications that reduce their monthly principal and interest payments on their mortgages, and we will act as the program administrator. In addition, under HASP, we will launch a streamlined refinancing initiative that will allow borrowers who have mortgage loans with current loan-to-value ratios up to 105% to refinance their loans to a lower rate without obtaining new mortgage insurance in excess of what was already in place. To the extent that borrowers and our servicers participate in these programs in large numbers, it is likely that the costs we incur associated with the modifications of loans in our guaranty book of business, as well as the borrower and servicer incentive fees associated with them, will be substantial, and these programs would therefore likely have a material adverse effect on our business, results of operations, financial condition and net worth. We do not know what additional actions FHFA, other agencies of the U.S. government, or Congress may direct us to take in the future.

In addition, our efforts to fulfill our housing goals and subgoals have contributed to our losses because these efforts often resulted in our purchase of higher risk loans, on which we typically incur proportionately more credit losses than on other types of loans. Accordingly, these efforts have contributed to our higher credit losses and may lead to further increases in our credit losses.

The conservatorship has no specified termination date, and the future structure of our business following termination of the conservatorship is uncertain.

We do not know when or how the conservatorship will be terminated or what changes to our business structure will be made during or following the termination of the conservatorship. We do not know whether we will exist in the same or a similar form or continue to conduct our business as we did before the conservatorship, or whether the conservatorship will end in receivership. We can give no assurance that we will remain a shareholder-owned company. At the time we were placed into conservatorship, the then

Secretary of the Treasury indicated that there is a consensus that we and Freddie Mac pose a systemic risk and that we cannot continue in our current form.

Under the Regulatory Reform Act, the appointment of FHFA as the receiver of Fannie Mae would immediately terminate the conservatorship. The consequences of our being placed into receivership are described in the following risk factor. If we are not placed into receivership and the conservatorship is terminated, our business will remain subject to the restrictions of the senior preferred stock purchase agreement, unless it is amended by mutual agreement of us and Treasury. The restrictions on our business under the senior preferred stock purchase agreement are described in “Item 1—Business—Conservatorship, Treasury Agreements, Our Charter and Regulation of Our Activities—Treasury Agreements—Covenants Under Treasury Agreements—Senior Preferred Stock Purchase Agreement Covenants.”

Our regulator is authorized or required to place us into receivership under specified conditions, which would result in the liquidation of our assets and could have a material adverse effect on holders of our common stock, preferred stock, debt securities and Fannie Mae MBS.

Under the Regulatory Reform Act, FHFA must place us into receivership if the Director of FHFA makes a written determination that our assets are less than our obligations or if we have not been paying our debts, in either case, for a period of 60 days. Because of our net worth deficit as of December 31, 2008, and continuing trends in the housing and financial markets, we will need funding from Treasury in order to avoid a trigger of mandatory receivership. In addition, we could be put in receivership at the discretion of the Director of FHFA at any time for other reasons, including conditions that FHFA has already asserted existed at the time the Director of FHFA placed us into conservatorship. These include: a substantial dissipation of assets or earnings due to unsafe or unsound practices; the existence of an unsafe or unsound condition to transact business; an inability to meet our obligations in the ordinary course of business; a weakening of our condition due to unsafe or unsound practices or conditions; critical undercapitalization; the likelihood of losses that will deplete substantially all of our capital; or by consent. A receivership would terminate the conservatorship. In addition to the powers FHFA has as conservator, the appointment of FHFA as our receiver would terminate all rights and claims that our shareholders and creditors may have against our assets or under our charter arising as a result of their status as shareholders or creditors, except for their right to payment, resolution or other satisfaction of their claims as permitted under the Regulatory Reform Act. Unlike a conservatorship, the purpose of which is to conserve our assets and return us to a sound and solvent condition, the purpose of a receivership is to liquidate our assets and resolve claims against us.

In the event of a liquidation of our assets, only after paying the secured and unsecured claims against the company (including repaying all outstanding debt obligations), the administrative expenses of the receiver and the liquidation preference of the senior preferred stock, would any liquidation proceeds be available to repay the liquidation preference on any other series of preferred stock. Finally, only after the liquidation preference on all series of preferred stock is repaid would any liquidation proceeds be available for distribution to the holders of our common stock. There can be no assurance that there would be sufficient proceeds to repay the liquidation preference of any series of our preferred stock or to make any distribution to the holders of our common stock. To the extent we are placed in receivership and do not or cannot fulfill our guaranty to the holders of our Fannie Mae MBS, they could become unsecured creditors of ours with respect to claims made under our guaranty.

The investment by Treasury significantly restricts our business activities and requires that we pay substantial dividends and fees, which could adversely affect our business, financial condition, results of operations, liquidity and net worth. By its terms, Treasury’s investment in our business is indefinite and may be permanent.

Under our senior preferred stock purchase agreement with Treasury, Treasury generally has committed to provide us funds, on a quarterly basis, of up to $100 billion, in the amount, if any, by which our total liabilities exceed our total assets, as reflected on our consolidated balance sheet, prepared in accordance with GAAP, for the applicable fiscal quarter. On February 18, 2009, Treasury announced that it is amending the senior preferred stock purchase agreement to (1) increase its funding commitment from $100 billion to

$200 billion and (2) increase the size of the mortgage portfolio allowed under the agreement by $50 billion to $900 billion, with a corresponding increase in the allowable debt outstanding. Because an amended agreement has not been executed as of the date of this report, the following discussion of the senior preferred stock purchase agreement refers to the terms of that existing agreement, without these changes.

Cost of Treasury Investment.  Beginning in 2010, we are obligated to pay a quarterly commitment fee to Treasury in exchange for its continued funding commitment under the senior preferred stock purchase agreement. This fee has not yet been established and could be substantial. We are also required to pay dividends on the senior preferred stock at a rate of 10% per year (or 12% in specified circumstances) based on the liquidation preference of the stock. As a result of our expected draw on Treasury’s funding commitment, our annualized aggregate dividend payment to Treasury, at the 10% dividend rate, will increase to $1.6 billion. The amount of the aggregate liquidation preference will increase to $16.2 billion as a result of our expected draw. The aggregate liquidation preference of the senior preferred stock will increase further by the amount of each additional draw on Treasury’s funding commitment. The liquidation preference may also increase by the amount of each unpaid dividend if we fail to pay any required dividend and by the amount of each unpaid quarterly commitment fee if we fail to pay any required commitment fee. Because dividends on the senior preferred stock are paid based on the then-current liquidation preference of the stock, any further increases in the liquidation preference will increase the amount of the dividends payable, and the increase may be substantial. If the dividends payable are substantial, it could have a material adverse effect on our business, results of operations, financial condition, liquidity and net worth. Moreover, increases in the liquidation preference of the senior preferred stock will make it more difficult for us to achieve self-sustaining profitability in the future.

Restrictions Relating to Covenants.  The senior preferred stock purchase agreement we entered into with Treasury includes a number of covenants that significantly restrict our business activities. We cannot, without the prior written consent of Treasury: pay dividends; sell, issue, purchase or redeem Fannie Mae equity securities; sell, transfer, lease or otherwise dispose of assets other than for fair market value in specified situations; engage in transactions with affiliates other than on arm’s-length terms or in the ordinary course of business; issue subordinated debt; or incur indebtedness that would result in our aggregate indebtedness exceeding 110% of our aggregate indebtedness as of June 30, 2008. We provide a detailed description of these covenants in “Item 1—Business—Conservatorship, Treasury Agreements, Our Charter and Regulation of Our Activities—Treasury Agreements—Covenants Under Treasury Agreements—Senior Preferred Stock Purchase Agreement Covenants.” The restrictions imposed by these covenants could adversely affect our business, financial condition, results of operations, liquidity and net worth.

Mortgage Portfolio Cap.  Pursuant to the senior preferred stock purchase agreement, we are not permitted to increase the size of our mortgage portfolio to more than $850.0 billion through the end of 2009, and beginning in 2010 we are required to reduce the size of our mortgage portfolio by 10% per year (based on the size of the portfolio on December 31 of the prior year) until it reaches $250.0 billion. This mortgage portfolio cap may force us to sell mortgage assets at unattractive prices and may prevent us from purchasing mortgage assets at attractive prices. Moreover, the interest income we generate from the mortgage assets we hold in our portfolio is a primary source of our revenue, which we expect will be reduced as the size of our portfolio is reduced. As a result, this mortgage portfolio cap could have a material adverse effect on our business, financial condition, results of operations, liquidity and net worth.

Indefinite Nature of Treasury Investment.  We have issued to Treasury one million shares of senior preferred stock and a warrant to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis on the date of exercise. The senior preferred stock will remain outstanding until Treasury’s funding commitment is terminated and the liquidation preference on the senior preferred stock is fully repaid. Treasury’s funding commitment will terminate under any of the following circumstances: (1) the completion of our liquidation and fulfillment of Treasury’s obligations under its funding commitment at that time, (2) the payment in full of, or the reasonable provision for, all of our liabilities (whether or not contingent, including mortgage guaranty obligations), or (3) the funding by Treasury of $100.0 billion under the commitment. The warrant will remain exercisable through September 7, 2028. Accordingly, even if the conservatorship is terminated, the U.S. government will have an equity ownership stake in our company so long as the senior preferred stock is outstanding, the warrant is exercisable or the

U.S. government holds shares of our common stock issued upon exercise of the warrant. These terms of Treasury’s investment effectively eliminate our ability to raise equity capital from private sources. Moreover, our draw under Treasury’s funding commitment, and the required dividend payment thereon could permanently impair our ability to build independent sources of capital and will make it more difficult for us to achieve self-sustaining profitability in the future.

Treasury’s funding commitment may not be sufficient to keep us in a solvent condition.

Under the senior preferred stock purchase agreement, Treasury has made a commitment to provide up to $100 billion in funding as needed to help us maintain a positive net worth, and on February 18, 2009, Treasury announced that it is amending the agreement to increase its commitment from $100 billion to $200 billion. The amended agreement has not been executed as of the date of this report. On February 25, 2009, the Director of FHFA submitted a request for $15.2 billion under the funding commitment due to our net worth deficit as of December 31, 2008. The amount of Treasury’s funding commitment will continue to be reduced by any amounts we receive under the commitment for future periods, as well as by any dividends or quarterly commitment fee that we do not pay in cash. If we continue to experience substantial losses in future periods or to the extent that we experience a liquidity crisis that prevents us from accessing the unsecured debt markets, this commitment may not be sufficient to keep us in solvent condition or from being placed into receivership. The announced amendment to increase the commitment of $200 billion reduces, but does not eliminate, this risk.

We may not be able to rely on the Treasury credit facility in the event of a liquidity crisis.

Treasury is not obligated by the terms of the Treasury credit facility to make any loans to us. In addition, we must provide collateral securing any loan that Treasury makes to us under the Treasury credit facility in the form of Fannie Mae MBS or Freddie Mac mortgage-backed securities. Treasury may reduce the value assigned to the collateral by whatever amount Treasury determines, and may request additional collateral. In addition, Treasury may require that we immediately repay, on demand, any one or more of the loans outstanding under the Treasury credit facility, regardless of the originally scheduled maturity date of the loan. Loans also become immediately due and payable upon the occurrence of specified events of default, which includes our receivership. Upon the occurrence of any event of default, Treasury may pursue specified remedies, including sale of the collateral we provided. If Treasury requires us to repay immediately loans made to us pursuant to the Treasury credit facility, there can be no assurance that we will be able to make those payments or borrow sufficient funds from alternative sources to make those payments. In addition, the forced sale of our collateral could adversely affect our business, financial condition, results of operations, liquidity and net worth.

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

Dividends to common and preferred shareholders, other than Treasury, have been eliminated.  The conservator has eliminated common and preferred stock dividends (other than dividends on the senior preferred stock) during the conservatorship. In addition, under the terms of the senior preferred stock purchase agreement, dividends may not be paid to common or preferred shareholders (other than the senior preferred stock) without the consent of Treasury, regardless of whether we are in conservatorship.

Liquidation preference of senior preferred stock will increase, potentially substantially.  The senior preferred stock ranks prior to our common stock and all other series of our preferred stock, as well as any capital stock we issue in the future, as to both dividends and distributions upon liquidation. Accordingly, if we are liquidated, the senior preferred stock is entitled to its then-current liquidation preference, plus any accrued but unpaid dividends, before any distribution is made to the holders of our common stock or other preferred stock. As of February 26, 2009, the liquidation preference on the senior preferred stock was $1.0 billion; however, it will increase to $16.2 billion as a result of our expected draw on Treasury’s funding commitment. The liquidation preference could increase substantially as we draw on Treasury’s funding commitment, if we do not pay dividends owed on the senior preferred stock or if we do not pay the quarterly commitment fee under the senior preferred stock purchase agreement. If we are liquidated, there may not be sufficient funds remaining after payment of amounts to our creditors and to Treasury as holder of the senior preferred stock to make any distribution to holders of our common stock and other preferred stock.

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

Market price and liquidity of our common and preferred stock has substantially declined and may not recover.  After our entry into conservatorship, the market price for our common stock declined substantially (from approximately $7 per share immediately before the conservatorship to less than $1 per share after the conservatorship) and the investments of our common and preferred shareholders have lost substantial value. Our common and preferred stock may never recover their value and could be delisted from the NYSE as described below under “Noncompliance with NYSE rules could result in the delisting of our common and preferred stock from the NYSE.” In addition, we do not know if or when we will pay dividends on those shares in the future.

No longer managed for the benefit of shareholders.  According to a statement made by the then Secretary of the Treasury on September 7, 2008, because we are in conservatorship, we “will no longer be managed with a strategy to maximize shareholder returns.”

We do not know when or how the conservatorship will be terminated, and if or when the rights and powers of our shareholders, including the voting powers of our common shareholders, will be restored. Moreover, even if the conservatorship is terminated, by their terms, we remain subject to the senior preferred stock purchase agreement, senior preferred stock and warrant, which can only be cancelled or modified by mutual consent of Treasury and the conservator. For a description of additional restrictions on and risks to our shareholders, see “Item 1—Business—Conservatorship, Treasury Agreements, Our Charter and Regulation of Our Activities—Conservatorship—Effect of Conservatorship on Shareholders” and “Item 1—Business—Conservatorship, Treasury Agreements, Our Charter and Regulation of Our Activities—Treasury Agreements—Effect of Treasury Agreements on Shareholders.”

During the second half of 2008, our ability to access the debt capital markets, particularly the long-term or callable debt markets, was limited. Similar limitations in future periods could have a material adverse effect on our ability to fund our operations and on our costs, liquidity, business, results of operations, financial condition and net worth.

Our ability to operate our business, meet our obligations and generate net interest income depends primarily on our ability to issue substantial amounts of debt frequently, with a variety of maturities and call features and at attractive rates. In July 2008, market concerns about our capital position, the future of our business (including future profitability, future structure, regulatory actions and agency status) and the extent of U.S. government support for our business began to severely negatively affect our access to the unsecured debt markets, particularly for long-term or callable debt, and increase the yields on our debt as compared to relevant market benchmarks. In October and November 2008, we experienced further deterioration in our access to the long-term debt market and a significant increase in the yields on our debt as compared to relevant market benchmarks. In addition, in recent months we have relied on the Federal Reserve as an active and significant purchaser of our long-term debt in the secondary market. There can be no assurance that the recent improvement in our access to funding will continue. We describe our access to the debt markets in “Part II—Item 7—MD&A—Liquidity and Capital Management—Liquidity Management—Debt Funding.”

If our ability to access the debt capital markets is limited in future periods, we would likely need to meet our funding needs by issuing short-term debt, increasingly exposing us to the risk of increasing interest rates, adverse credit market conditions and insufficient demand for our debt to meet our refinancing needs. This would increase the likelihood that we would need to rely on our liquidity contingency plan, obtain funds under the Treasury credit facility, or possibly be unable to repay our debt obligations as they become due. In the current market environment, we have significant uncertainty regarding our ability to carry out our liquidity contingency plans.

A primary source of our revenue is the net interest income we earn from the difference, or spread, between the return that we receive on our mortgage assets and our borrowing costs. The issuance of short-term and long-term debt securities in the domestic and international capital markets is our primary source of funding for our purchases of assets for our mortgage portfolio and for repaying or refinancing our existing debt. Our ability to obtain funds through the issuance of debt, and the cost at which we are able to obtain these funds, depends on many factors, including:

•	the public’s perception of the risks to and financial prospects of our business, industry or the markets in general;

•	our corporate and regulatory structure, including our status as a GSE under conservatorship;

•	the commitment of Treasury to provide funding to us;

•	legislative or regulatory actions relating to our business, including any actions that would affect our GSE status or add additional requirements that would restrict or reduce our ability to issue debt;

•	other actions by the U.S. Government, such as the FDIC’s guarantee of corporate debt instruments and the Federal Reserve’s program to purchase GSE debt and MBS;

•	our credit ratings, including rating agency actions relating to our credit ratings;

•	our financial results and changes in our financial condition;

•	significant events relating to our business or industry;

•	the preferences of debt investors;

•	the breadth of our investor base;

•	prevailing conditions in the capital markets;

•	foreign exchange rates;

•	interest rate fluctuations;

•	the rate of inflation;

•	competition from other debt issuers;

•	general economic conditions in the U.S. and abroad; and

•	broader trade and political considerations among the U.S. and other countries.

Foreign investors hold a significant portion of our debt securities and are an important source of funding for our business. The willingness of foreign investors to purchase and hold our debt securities may be influenced by many factors, including changes in the world economy, changes in foreign-currency exchange rates, regulatory and political factors, as well as the availability of and preferences for other investments. Foreign investors are also significant purchasers of mortgage-related securities, and changes in the strength and stability of foreign demand for mortgage-related securities could affect the overall market for those securities and the returns available to us on our portfolio investments. If foreign investors divest a significant portion of their holdings, our funding costs may increase. We have experienced reduced demand from international investors, particularly foreign central banks, compared with the historically high levels of demand we experienced from these investors between mid-2007 and mid-2008. The willingness of foreign investors to purchase or hold our debt securities, as well as our mortgage-related securities, and any changes to such willingness, may materially affect our liquidity, earnings, financial condition and net worth.

In addition, our increased reliance on short-term debt, combined with limitations on the availability of a sufficient volume of reasonably priced derivative instruments to hedge that short-term debt position, may have an adverse impact on our duration and interest rate risk management positions. See “Part II—Item 7—MD&A—Risk Management—Interest Rate Risk Management and Other Market Risks” for more information regarding our interest rate risk management activities. Due to current financial market conditions and concerns about our business, we expect this trend toward dependence on short-term debt and increased roll over risk to continue. See “Part II—Item 7—Liquidity and Capital Management—Liquidity Management—Debt Funding—Outstanding Debt” for information on the maturity profile of our debt. To the extent the market for our debt securities has improved due to the Treasury credit facility being made available to us, we believe that the actual and perceived risk that we will be unable to refinance our debt as it becomes due remains and is likely to increase substantially as we progress toward December 31, 2009, which is the date on which the Treasury credit facility terminates.

Pursuant to our senior preferred stock purchase agreement with Treasury, we may not incur indebtedness that would result in our aggregate indebtedness exceeding 110% of our aggregate indebtedness as of June 30, 2008 and we may not incur any subordinated indebtedness. Our calculation of our aggregate indebtedness as of June 30, 2008, which has not been confirmed by Treasury, set this debt limit at $892.0 billion. We calculate aggregate indebtedness as the unpaid principal balance of our debt outstanding, or in the case of zero coupon bonds, at maturity and exclude basis adjustments and debt from consolidations. As of January 31, 2009, we estimate that our aggregate indebtedness totaled $885.0 billion, significantly limiting our ability to issue additional debt.

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

We maintain a liquidity policy, which includes a liquidity contingency plan that is intended to allow us to meet all of our cash obligations for 90 days without relying upon the issuance of unsecured debt. This plan is described in “Part II—Item 7—MD&A—Liquidity and Capital Management—Liquidity Management—Liquidity Contingency Plan.” In adverse market conditions, such as the ones we are currently experiencing, our ability to meet that 90-day plan is likely to be significantly impaired and our ability to repay maturing indebtedness and fund our operations could be significantly impaired. Within the 90-day time frame contemplated by our liquidity contingency plan, we depend on continuous access to secured financing in the repurchase and securities lending markets to continue our operations. That access could be impaired by numerous factors that are specific to Fannie Mae, such as the conservatorship, our historical lack of reliance on repurchase arrangements, and operational risks, and factors that are not specific to Fannie Mae, such as the rapidly declining market values for assets and the severe disruption of the financial markets that has been ongoing. Our ability to sell mortgage assets and other assets may also be impaired, or be subject to a greater reduction in value if other market participants are seeking to sell similar assets at the same time.

Future amendments and guidance from the FASB are expected to impact our accounting treatment, which could materially adversely affect our business, results of operations, financial condition, liquidity and net worth.

On September 15, 2008, the FASB issued an exposure draft of a proposed statement of financial accounting standards, Amendments to FASB Interpretation No. 46(R), and an exposure draft of a proposed statement of financial accounting standards, Accounting for Transfer of Financial Assets-an amendment of FASB Statement No. 140. The proposed amendments to SFAS 140 would eliminate the concept of qualified special purpose entities (“QSPEs”). Additionally, the amendments to FIN 46R would replace the current consolidation model with a different model. Refer to “Part II—Item 7—MD&A—Off-Balance Sheet Arrangements and Variable Interest Entities” for a description of our MBS trusts as QSPEs. The FASB’s proposed amendments are not final and may be revised before final rules are issued. The proposed amendments would be effective for new transfers of financial assets and to all variable interest entities on or after January 1, 2010.

If the QSPE concept is eliminated from SFAS 140, all of our securitization structures that are currently QSPEs will have to be evaluated under FIN 46R for consolidation. Currently, we evaluate the MBS trusts used in our securitizations to determine whether they are QSPEs. If they are QSPEs, we do not consolidate them if we do not have the unilateral ability to dissolve them. FASB’s proposal would potentially require consolidation of the loans and debt of our MBS trusts onto our balance sheet.

As of December 31, 2008, we had issued over $2.5 trillion of Fannie Mae MBS. Although we cannot at this time predict the content of the final amendments, we may be required to consolidate the assets and liabilities of some or all of these MBS trusts. If we are required to consolidate the assets and liabilities of some or all of these MBS trusts, these assets and liabilities would initially be reported at fair value under the FASB’s currently proposed rules. If the fair value of those assets is substantially less than the fair value of the corresponding liabilities (which would be the case under current market conditions), our net worth would be severely impacted and Treasury’s funding commitment may not be sufficient to prevent our mandatory receivership. However, at the FASB’s January 28, 2009 meeting, a tentative decision was reached that the incremental assets and liabilities to be consolidated upon adoption should be recognized at their carrying values, and the FASB indicated that fair value would only be permitted if determining the carrying value is not practicable. As a result of this tentative decision, we could also experience a reduction in our net worth.

In addition, under our existing regulatory capital standards, which are currently suspended while we are in conservatorship, the amount of capital that we are required to hold for obligations reported on our balance sheet is significantly higher than the amount of capital that we are required to hold for the guarantees that we provide to the MBS trusts. Accordingly, if we are required to consolidate the assets and liabilities of our MBS trusts, we would be required to increase capital to satisfy regulatory capital requirements unless legislation is passed or FHFA adopts new capital standards that alter this requirement. If we do not have enough capital to meet these higher regulatory capital requirements, we could incur penalties and also could be subject to further restrictions on our activities and operations, or to investigation and enforcement actions by the FHFA. Under the Regulatory Reform Act, the FHFA may place us into receivership if it classifies us as critically undercapitalized. Moreover, changes to the accounting treatment for securitizations may impact the market for securitizations, which could weaken demand for, and reduce the liquidity of, our Fannie Mae MBS.

Finally, implementation of these proposed changes would fundamentally alter our financial reporting model, requiring significant operational and systems changes. Depending on the implementation date ultimately required by FASB, it may be difficult or impossible for us to make all such changes in a controlled manner by the effective date. Failure to make such changes by the effective date could have a material adverse impact on us, including our ability to prepare timely financial reports. In addition, making such changes in a compressed time frame would divert resources from other ongoing corporate initiatives, which could have a material adverse impact on us. We cannot predict what the final amendments to SFAS 140 and FIN 46R will be, nor can we predict whether we will be required to consolidate all, some or none of the assets and liabilities of our MBS trusts, or the effect of a consolidation of those assets and liabilities on our securitization activities, results of operations or net worth. Further, we cannot predict the impact that these or other amendments or guidance of the FASB that may be adopted in the future may have on our accounting policies and methods, which are fundamental to how we report our financial condition and results of operations.

A decrease in our credit ratings would have an adverse effect on our ability to issue debt on reasonable terms, which could reduce our earnings and materially adversely affect our ability to conduct our normal business operations and our liquidity, financial condition and results of operations.

Our borrowing costs and our access to the debt capital markets depend in large part on the high credit ratings on our senior unsecured debt. Our ratings are subject to revision or withdrawal at any time by the rating agencies. Factors such as the amount of our net losses, deterioration in our financial condition, actions by governmental entities or others, and sustained declines in our long-term profitability could adversely affect our credit ratings. The reduction in our credit ratings could increase our borrowing costs, limit our access to the capital markets and trigger additional collateral requirements under our derivatives contracts and other borrowing arrangements. It may also reduce our earnings and materially adversely affect our liquidity, our ability to conduct our normal business operations, our financial condition and results of operations. Our credit ratings and ratings outlook are included in “Part II—Item 7—MD&A—Liquidity and Capital Management—Liquidity Management—Credit Ratings.”

We have experienced significant management changes and we may lose a significant number of valuable employees, which could have a material adverse effect on our ability to do business and our results of operations.

Since late August 2008, several of our senior executive officers have left the company or their positions, including our former President and Chief Executive Officer, Executive Vice President and Chief Financial Officer, General Counsel, Chief Business Officer, Chief Risk Officer and Chief Technology Officer. FHFA appointed our new President and Chief Executive Officer at the commencement of the conservatorship, and we hired a new Chief Financial Officer on November 24, 2008. There have also been several internal management changes to fill key positions and the company continues to recruit members of its senior management team. It may take time for the new management team to be hired or retained and to become sufficiently familiar with our business and each other to effectively develop and implement our business strategies. This turnover in key management positions could harm our financial performance and results of operations. Management attention may be diverted from regular business concerns by reorganizations and the need to operate under this new framework.

In addition, the success of our business strategy depends on the continuing service of our employees. The conservatorship and the actions taken by Treasury and the conservator to date, or that may be taken by them or other government agencies in the future, may have an adverse effect on the retention and recruitment of employees and others in management. For example, pursuant to the senior preferred stock purchase agreement, we may not enter into any new compensation arrangements or increase amounts or benefits payable under existing compensation arrangements of any named executive officer (as defined by SEC rules) without the consent of the Director of FHFA, in consultation with the Secretary of the Treasury. Limitations on executive compensation may adversely affect our ability to recruit and retain well-qualified employees. If we lose a significant number of employees and are not able to quickly recruit and train new employees, it could negatively affect customer relationships and goodwill, and could have a material adverse effect on our ability to do business and our results of operations.

We are subject to pending government investigations and civil litigation. If it is determined that we engaged in wrongdoing, or if any material litigation is decided against us, we could be required to pay substantial judgments, settlements or other penalties.

We are subject to investigations by the Department of Justice and the SEC, and are a party to a number of lawsuits. We are unable at this time to estimate our potential liability in these matters, but may be required to pay substantial judgments, settlements or other penalties and incur significant expenses in connection with these investigations and lawsuits, which could have a material adverse effect on our business, results of operations, financial condition, liquidity and net worth. In addition, responding to requests for information in these investigations and lawsuits may divert significant internal resources away from managing our business. More information regarding these investigations and lawsuits is included in “Item 3—Legal Proceedings” and “Notes to Consolidated Financial Statements—Note 21, Commitments and Contingencies.”

The material weaknesses in our internal control over financial reporting could result in errors in our reported results or disclosures that are not complete or accurate, which could have a material adverse effect on our business and operations.

As described in “Part II—Item 9A—Controls and Procedures,” management has determined that, as of the date of this filing, we have ineffective disclosure controls and procedures and two material weaknesses in our internal control over financial reporting. These weaknesses could result in errors in our reported results or disclosures that are not complete or accurate, which could have a material adverse effect on our business and operations.

One of these material weaknesses relates specifically to the impact of the conservatorship on our disclosure controls and procedures. Because we are under the control of FHFA, some of the information that we may need to meet our disclosure obligations may be solely within the knowledge of FHFA. As our conservator, FHFA has the power to take actions without our knowledge that could be material to our shareholders and other stakeholders, and could significantly affect our financial performance or our continued existence as an ongoing business. Because FHFA currently functions as both our regulator and our conservator, there are inherent structural limitations on our ability to design, implement, test or operate effective disclosure controls and procedures relating to information within FHFA’s knowledge. As a result, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our financial statements. Given the structural nature of this material weakness, it is likely that we will not remediate this weakness while we are under conservatorship.

Noncompliance with NYSE rules could result in the delisting of our common and preferred stock from the NYSE.

We received notice from the NYSE on November 12, 2008 that we failed to satisfy one of the NYSE’s standards for continued listing of our common stock because the average closing price of our common stock during the 30 consecutive trading days ended November 12, 2008 had been less than $1.00 per share. Under applicable NYSE rules, we now have until May 11, 2009, subject to supervision by the NYSE, to bring our share price as of May 11, 2009 and our average share price for the 30 consecutive trading days preceding May 11, 2009, above $1.00. If we fail to do so, the NYSE rules provide that the NYSE will initiate suspension and delisting procedures. We have advised the NYSE that we intend to cure this deficiency by May 11, 2009, and that, subject to the approval of Treasury, we might undertake a reverse stock split. However, a reverse stock split, or other action, may not be sufficient to cure this deficiency.

If the NYSE were to delist our common and preferred stock, it likely would result in a significant decline in the trading volume and liquidity of our common stock and of the classes of our preferred stock listed on the NYSE. We also expect that the suspension and delisting of our common stock would lead to decreases in analyst coverage and market-making activity relating to our common stock, as well as reduced information about trading prices and volume. As a result, it could become significantly more difficult for our shareholders to sell their shares at prices comparable to those in effect prior to delisting or at all.

We may experience further losses and write-downs relating to our investment securities, which could materially adversely affect our business, results of operations, financial condition, liquidity and net worth.

We experienced a significant increase in losses and write-downs relating to our investment securities in 2008, as well as credit rating downgrades relating to these securities. A substantial portion of these losses and write-downs related to our investments in private-label mortgage-related securities backed by Alt-A and subprime mortgage loans and CMBS. Due to the continued deterioration in home prices and continued increases in mortgage loan delinquencies, defaults and credit losses in the subprime and Alt-A sectors, we expect to incur further losses on our investments in private-label mortgage-related securities, including on those that continue to be AAA-rated. See “Part II—Item 7—MD&A—Consolidated Balance Sheet Analysis—Trading and Available-for-Sale Investment Securities—Investments in Private-Label Mortgage-Related Securities” for detailed information on our investments in private-label securities backed by Alt-A and subprime loans.

We also incurred significant losses during the second half of 2008 relating to the non-mortgage investment securities in our cash and other investments portfolio, primarily as a result of a substantial decline in the market value of these assets due to the financial market crisis. The fair value of the investment securities we hold may be further adversely affected by continued deterioration in the housing and financial markets, additional ratings downgrades or other events. Further losses and write-downs relating to our investment securities could materially adversely affect our business, results of operations, financial condition, liquidity and net worth.

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

We face the risk that one or more of our institutional counterparties may fail to fulfill their contractual obligations to us. That risk has escalated significantly as a result of the current financial market crisis. Our primary exposures to institutional counterparty risk are with: mortgage servicers that service the loans we hold in our mortgage portfolio or that back our Fannie Mae MBS; third-party providers of credit enhancement on the mortgage assets that we hold in our mortgage portfolio or that back our Fannie Mae MBS, including mortgage insurers, lenders with risk sharing arrangements, and financial guarantors; issuers of securities held in our cash and other investments portfolio; and derivatives counterparties.

The challenging mortgage and credit market conditions have adversely affected, and will likely continue to adversely affect, the liquidity and financial condition of our institutional counterparties. One or more of these institutions may default in its obligations to us for a number of reasons, such as changes in financial condition that affect their credit ratings, a reduction in liquidity, operational failures or insolvency. The financial difficulties that a number of our institutional counterparties are currently experiencing may negatively affect the ability of these counterparties to meet their obligations to us and the amount or quality of the products or services they provide to us. A default by a counterparty with significant obligations to us could result in significant financial losses to us and could materially adversely affect our ability to conduct our operations, which would adversely affect our business, results of operations, financial condition, liquidity and net worth. For example, we incurred significant losses during the third quarter of 2008 in connection with Lehman Brothers’ entry into bankruptcy. For a description of these losses, refer to “Part II—Item 7—MD&A—Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management.”

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

Moreover, many of our counterparties provide several types of services to us. Many of our lender customers or their affiliates also act as mortgage servicers, custodial depository institutions and document custodians for us. Accordingly, if one of these counterparties were to become insolvent or otherwise default on its obligations to us, it could harm our business and financial results in a variety of ways. Refer to “Part II—Item 7—MD&A—Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management” for a detailed description of the business concentration and risk posed by each type of counterparty.

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

If other mortgage insurer counterparties stopped entering into new business with us or became insolvent, or if we were no longer willing to conduct business with one or more of our existing mortgage insurer counterparties, it is likely we would further increase our concentration risk with the remaining mortgage insurers in the industry.

As the volume of loan defaults has increased, the volume of mortgage insurer investigations for fraud and misrepresentation has also increased. In turn, the volume of cases where the mortgage insurer has rescinded coverage for servicer violation of policy terms has increased. In these cases, we generally require that the servicer repurchase the loan or indemnify us against loss resulting from the rescission of coverage, but as the volume of these repurchases and indemnifications increase, so does the risk that affected servicers will not be able to meet these obligations.

We are generally required pursuant to our charter to obtain credit enhancement on conventional single-family mortgage loans that we purchase or securitize with loan-to-value ratios over 80% at the time of purchase. Accordingly, if we are no longer able or willing to conduct business with some of our primary mortgage insurer counterparties, or these counterparties restrict their eligibility requirements for high loan-to-value ratio loans, and we do not find suitable alternative methods of obtaining credit enhancement for these loans, we may be restricted in our ability to purchase loans with loan-to-value ratios over 80% at the time of purchase. For example, where mortgage insurance or other credit enhancement is not available, we may be hindered in our ability to refinance borrowers whose loans we do not own or guarantee into more affordable loans. In addition, in the current environment, many mortgage insurers have stopped insuring new mortgages with loan-to-value ratios over 95%. The unavailability of suitable credit enhancement could negatively impact our ability to pursue new business opportunities relating to high loan-to-value ratio loans and therefore harm our competitive position and our earnings, and our ability to meet our housing goals.

The success of our efforts to keep people in homes, as well as the re-performance rate of loans we modify, may be limited by our reliance on third parties to service our mortgage loans.

We enter into servicing agreements with mortgage servicers, pursuant to which we delegate the servicing of our mortgage loans. These mortgage servicers, or their agents and contractors, typically are the primary point of contact for borrowers, and we rely on these mortgage servicers to identify and contact troubled borrowers as early as possible, to assess the situation and offer appropriate options for resolving the problem and to successfully implement a solution for the borrower. The demands placed on experienced mortgage loan servicers to service defaulted loans have increased significantly across the industry, straining servicer capacity. The recently announced HASP will also impact servicer resources. To the extent that mortgage servicers are hampered by limited resources or other factors, they may be unable to conduct their servicing activities in a manner that fully accomplishes our objectives within the timeframe we desire. As a practical matter, however, our ability to augment our servicers’ efforts is limited; we do not have any significant internal ability to assist servicers and, at this time, we have been unable to identify additional external servicing capacity. For these reasons, our ability to actively manage the troubled loans that we own or guarantee, and to implement our homeownership assistance and foreclosure prevention efforts quickly and effectively may be limited by our reliance on our mortgage servicers.

We have several key lender customers, and the loss of business volume from any one of these customers could adversely affect our business and result in a decrease in our market share and earnings.

Our ability to generate revenue from the purchase and securitization of mortgage loans depends on our ability to acquire a steady flow of mortgage loans from the originators of those loans. We acquire a significant portion of our mortgage loans from several large mortgage lenders. During 2008, our top five lender customers accounted for approximately 66% of our single-family business volume, and three of our customers each accounted for greater than 10% of our single-family business volume. Accordingly, maintaining our current business relationships and business volumes with our top lender customers is critical to our business.

We enter into mortgage purchase volume commitments with many of our lender customers that are negotiated annually to provide for a minimum level of mortgage volume that these customers will deliver to us. In July 2008, Bank of America Corporation completed its acquisition of Countrywide Financial Corporation. As a result, Bank of America Corporation and its affiliates accounted for approximately 19% of our single-family business volume in the second half of 2008.

The mortgage industry has been consolidating and a decreasing number of large lenders originate most single-family mortgages. The loss of business from any one of our major lender customers could adversely affect our market share, our revenues and the liquidity of Fannie Mae MBS, which in turn could have an adverse effect on their market value. In addition, as we become more reliant on a smaller number of lender customers, our negotiating leverage with these customers decreases, which could diminish our ability to price our products optimally.

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

The dramatic changes in the housing, credit and capital markets have required frequent adjustments to our models and the application of greater management judgment in the interpretation and adjustment of the results produced by our models. This application of greater management judgment reflects the need to take into account updated information while continuing to maintain controlled processes for model updates, including model development, testing, independent validation, and implementation. As a result of the time and resources, including technical and staffing resources, that are required to perform these processes effectively, it may not be possible to replace existing models quickly enough to ensure that they will always properly account for the impacts of recent information and actions.

If our models fail to produce reliable results on an ongoing basis, we may not make appropriate risk management or business decisions, including decisions affecting loan purchases, management of credit losses and risk, guaranty fee pricing, asset and liability management and the management of our net worth, and any of those decisions could adversely affect our earnings, liquidity, net worth and financial condition. Furthermore, any strategies we employ to attempt to manage the risks associated with our use of models may not be effective.

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

As of December 31, 2008, we had approximately $3.9 billion in net deferred tax assets on our consolidated balance sheet related to unrealized losses recorded through accumulated other comprehensive income (loss) (“AOCI”) on our available-for-sale securities as of December 31, 2008. Deferred tax assets refer to assets on our consolidated balance sheet that are attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and to tax credits. The realization of our deferred tax assets is dependent upon the generation of sufficient future taxable income.

As described in “Part II—Item 7—MD&A—Critical Accounting Policies and Estimates—Deferred Tax Assets,” during the third quarter of 2008, we concluded it was more likely than not that we would not generate sufficient taxable income in the foreseeable future to realize all of our deferred tax assets, so we established a partial deferred tax valuation allowance. We currently believe that our remaining deferred tax assets are recoverable because we have the intent and ability to hold these securities until recovery of the carrying value.

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

We fund our operations primarily through the issuance of debt and invest our funds primarily in mortgage-related assets that permit the mortgage borrowers to prepay the mortgages at any time. These business activities expose us to market risk, which is the risk of loss from adverse changes in market conditions. Our most significant market risks are interest rate risk and option-adjusted spread risk. We describe these risks in more detail in “Part II—Item 7—MD&A—Risk Management—Interest Rate Risk Management and Other Market Risks.” Changes in interest rates affect both the value of our mortgage assets and prepayment rates on our mortgage loans.

Changes in interest rates could have a material adverse effect on our business, results of operations, financial condition, liquidity and net worth. Our ability to manage interest rate risk depends on our ability to issue debt instruments with a range of maturities and other features, including call features, at attractive rates and to engage in derivative transactions. We must exercise judgment in selecting the amount, type and mix of debt and derivative instruments that will most effectively manage our interest rate risk. In the second half of 2008, and particularly in October and November 2008, our ability to issue callable debt deteriorated, and we therefore have been required to increase our use of derivatives to manage interest rate risk. The amount, type and mix of financial instruments that are available to us may not offset possible future changes in the spread between our borrowing costs and the interest we earn on our mortgage assets.

As described in “Part II—Item 7—MD&A—Risk Management—Interest Rate Risk Management and Other Market Risks,” the volatility and disruption in the credit markets during the past year, which reached unprecedented levels during the second half of 2008, have created a number of challenges for us in managing our market-related risks. As a result of our extremely limited ability to issue callable debt or long-term debt in October and November 2008, we relied primarily on a combination of short-term debt, interest rate swaps and swaptions to fund mortgage purchases and to manage our interest rate risk. Although there has been improvement in our ability to issue debt since 2008 year end, there can be no assurance that this improvement will continue. The extreme levels of market volatility have resulted in a higher level of volatility in the interest rate risk profile of our net portfolio and led us to take more frequent rebalancing actions.

Our business is subject to laws and regulations that restrict our activities and operations, which may adversely affect our business, results of operations, financial condition, liquidity and net worth.

As a federally chartered corporation, we are subject to the limitations imposed by the Charter Act, extensive regulation, supervision and examination by FHFA, and regulation by other federal agencies, including Treasury, HUD and the SEC. As a company under conservatorship, our primary regulator has management authority over us in its role as our conservator. We are also subject to many laws and regulations that affect our business, including those regarding taxation and privacy. In addition, the policy, approach or regulatory philosophy of these agencies can materially affect our business.

FHFA, other government agencies, or Congress may ask us to undertake significant efforts in pursuit of our mission. For example, on February 18, 2009, the Obama Administration announced HASP. As described above, our efforts under HASP will be substantial. To the extent that Fannie Mae servicers and borrowers participate in these programs in large numbers, it is likely that the costs we incur associated with the modifications of loans in our guaranty book of business, as well as the borrower and servicer incentive fees associated with them, will be substantial, and these programs would therefore likely have a material adverse effect on our business, results of operations, financial condition and net worth. We do not know what other actions other agencies of the U.S. government, as well as Congress may direct us to take in the future.

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

The current housing goals and subgoals for our business require that a specified portion of our mortgage purchases during each calendar year relate to the purchase or securitization of mortgage loans that finance housing for low- and moderate-income households, housing in underserved areas and qualified housing under the definition of special affordable housing. Many of these goals and subgoals increased in 2008 over 2007 levels. These increases in goal levels and recent housing and mortgage market conditions, particularly the significant changes in the housing market that began in the third quarter of 2007, have made it increasingly challenging and expensive to meet our housing goals and subgoals. Based on preliminary calculations, we believe we did not meet several of our housing goals or any of the home purchase subgoals for 2008. If our efforts to meet the housing goals and special affordable housing subgoals prove to be insufficient and FHFA finds that the goals were feasible, we may become subject to a housing plan that could require us to take additional steps that could have an adverse effect on our profitability. The potential penalties for failure to comply with housing plan requirements are a cease-and-desist order and civil money penalties. The Regulatory Reform Act set the goals for 2009 at 2008 levels, but directed FHFA to determine whether these levels are feasible for 2009. We will not know what the final goal levels will be until FHFA announces them.

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

On February 18, 2009, the Obama Administration announced HASP. We will act as the program administrator for the loan modification program under HASP. Our role is expected to be substantial, requiring significant levels of internal resources and management attention, which may therefore be shifted away from current corporate initiatives. This shift could have a material adverse effect on our business, results of operations, financial condition and net worth.

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

RISKS RELATING TO OUR INDUSTRY

A continuing, or broader, decline in U.S. home prices or activity in the U.S. housing market would negatively impact our business, results of operations, financial condition, liquidity and net worth.

We expect the continued deterioration of the U.S. housing market and national decline in home prices in 2009 to result in increased delinquencies and defaults on the mortgage assets we own and that back our guaranteed Fannie Mae MBS. Further, the features of a significant portion of mortgage loans made in recent years, including loans with adjustable interest rates that may reset to higher payments either once or throughout their term, and loans that were made based on limited or no credit or income documentation, also increase the likelihood of future increases in delinquencies or defaults on mortgage loans. An increase in delinquencies or defaults will result in a higher level of credit losses and credit-related expenses, which in turn will reduce our earnings and adversely affect our net worth and financial condition.

Our business volume is affected by the rate of growth in total U.S. residential mortgage debt outstanding and the size of the U.S. residential mortgage market. The rate of growth in total U.S. residential mortgage debt outstanding has declined substantially in response to the reduced activity in the housing market and declines in home prices, and we expect mortgage debt outstanding to decrease by 0.2% in 2009. A decline in the rate of growth in mortgage debt outstanding reduces the unpaid principal balance of mortgage loans available for us to purchase or securitize, which in turn could reduce our net interest income and guaranty fee income. Even if we are able to increase our share of the secondary mortgage market, it may not be sufficient to make up for the decline in the rate of growth in mortgage originations, which could adversely affect our results of operations and financial condition.

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

Changes in market and economic conditions could continue to adversely affect us in many ways, including the following:

•	the economic recession and rising unemployment in the United States, either as a whole or in specific regions of the country, has decreased homeowner demand for mortgage loans and increased the number of homeowners who become delinquent or default on their mortgage loans. The increase in delinquencies and defaults has resulted in a higher level of credit losses and credit-related expenses and reduced our earnings. In addition, the credit crisis has reduced the amount of mortgage loans being originated.

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

Our business is subject to economic, legislative and regulatory uncertainty as a result of the current disruption in the housing and mortgage markets.

The mortgage credit markets continue to experience difficult conditions and volatility. The disruption has adversely affected the U.S. economy in general and the housing and mortgage markets in particular and likely will continue to do so. These deteriorating conditions in the mortgage market resulted in a decrease in availability of corporate credit and liquidity within the mortgage industry and have caused disruptions to normal operations of major mortgage originators, including some of our largest customers. These conditions resulted in less liquidity, greater volatility, widening of credit spreads and a lack of price transparency. We operate in these markets and are subject to potential adverse effects on our results of operations and financial condition due to our activities involving securities, mortgages, derivatives and mortgage commitments with our customers.

In addition, a variety of legislative, regulatory and other proposals have been introduced or adopted in an effort to address the disruption, which could adversely affect our business, results of operations, financial condition, liquidity and net worth. For example, on February 18, 2009, the Obama Administration announced HASP. Our efforts under HASP will be substantial, and are likely to have a material adverse effect on our business, results of operations, financial condition and net worth. In addition, President Obama supported congressional efforts to allow bankruptcy judges to reduce or “cram down” the difference between what a borrower owes on a mortgage and the home’s current value. The Committee on the Judiciary of the U.S. House of Representatives approved such legislation on January 27, 2009. If this proposal becomes law, it could substantially increase our credit losses and investment losses. Further, these and other actions that may be taken by the U.S. government to address the disruption may not effectively bring about the intended economic recovery.

Defaults by large financial institutions and insurance companies under agreements or instruments with other financial institutions and insurance companies could materially and adversely affect the general market and our business, results of operations, financial condition, liquidity and net worth.

The financial soundness of many large financial institutions, including insurance companies, is interrelated with the credit, trading or other relationships among and between these financial institutions. As a result, concerns about, or a default or threatened default by, one financial institution could lead to significant market-wide liquidity problems, losses or defaults by other financial institutions. During the second half of 2008, investor confidence in financial institutions fell dramatically. In September and October 2008, we and Freddie Mac were placed into conservatorship, Lehman Brothers declared bankruptcy, and other major U.S. financial institutions were acquired or required assistance from the U.S. government. If the financial condition of large financial institutions continues to deteriorate or additional institutions fail, investor confidence will continue to fall, which may adversely impact investor confidence in us (including in our debt and MBS issuances). We may be particularly impacted by concerns related to Freddie Mac. There can be no assurance that the actions being taken by the U.S. government to improve the financial markets will improve the liquidity in the credit markets or result in lower credit spreads, and the current illiquidity and wide credit spreads may worsen.

Continued turbulence in the U.S. and international markets and economy may adversely affect our liquidity and financial condition and the willingness of certain counterparties and customers to do business with us or each other. If these or similar conditions continue or worsen, financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges, with which we interact on a daily basis, may be adversely affected, which could have a material adverse effect on our business, results of operations, financial condition, liquidity and net worth.

The financial services industry is undergoing significant structural changes, and is subject to significant and changing regulation. We do not know how these changes will affect our business.

The financial services industry is undergoing significant structural changes. In 2008, all of the major independent investment banks were either acquired, declared bankruptcy, or changed their status to bank holding companies. In September 2008, we and Freddie Mac were placed into conservatorship, which effectively placed us under the control of the U.S. government. In light of current conditions in the U.S. financial markets and economy, regulators and legislatures have increased their focus on the regulation of the financial services industry. A number of proposals for legislation regulating the financial services industry are being introduced in Congress and in state legislatures and the number may increase.

We are unable to predict whether any of these proposals will be implemented or in what form, or whether any additional or similar changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Actions by regulators of the financial services industry, including actions related to limits on executive compensation, impact the retention and recruitment of management. In addition, the actions of Treasury, the FDIC, the Federal Reserve and international central banking authorities directly impact financial institutions’ cost of funds for lending, capital raising and investment activities, which could increase our borrowing costs or make borrowing more difficult for us. Changes in monetary policy are beyond our control and difficult to anticipate.

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

The structural changes in the financial services industry and any legislative or regulatory changes could affect us in substantial and unforeseeable ways and could have a material adverse effect on our business, results of operations, financial condition, liquidity and net worth. In particular, these changes could affect our ability to issue debt and may reduce our customer base.

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

We own our principal office, which is located at 3900 Wisconsin Avenue, NW, Washington, DC, as well as additional Washington, DC facilities at 3939 Wisconsin Avenue, NW and 4250 Connecticut Avenue, NW. We also own two office facilities in Herndon, Virginia, as well as two additional facilities located in Reston, Virginia, and Urbana, Maryland. These owned facilities contain a total of approximately 1,459,000 square feet of space. We lease the land underlying the 4250 Connecticut Avenue building pursuant to a ground lease that automatically renews on July 1, 2029 for an additional 49 years unless we elect to terminate the lease by providing notice to the landlord of our decision to terminate at least one year prior to the automatic renewal date. In addition, we lease approximately 429,000 square feet of office space, including a conference center, at 4000 Wisconsin Avenue, NW, which is adjacent to our principal office. The present lease term for the office space at 4000 Wisconsin Avenue expires in April 2013 and we have one additional 5-year renewal option remaining under the original lease. The lease term for the conference center at 4000 Wisconsin Avenue expires in April 2018. We also lease an additional approximately 392,000 square feet of office space at four locations in Washington, DC, Virginia and Maryland. We maintain approximately 508,000 square feet of office space in leased premises in Pasadena, California; Atlanta, Georgia; Chicago, Illinois; Philadelphia, Pennsylvania; and two facilities in Dallas, Texas.

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

Securities Class Action Lawsuits

In re Fannie Mae Securities Litigation

Beginning on September 23, 2004, 13 separate complaints were filed by holders of certain of our securities against us, as well as certain of our former officers, in three federal district courts. All of the cases were consolidated and/or transferred to the U.S. District Court for the District of Columbia. The court entered an order naming the Ohio Public Employees Retirement System and State Teachers Retirement System of Ohio as lead plaintiffs. The lead plaintiffs filed a consolidated complaint on March 4, 2005 against us and certain of our former officers, which complaint was subsequently amended on April 17, 2006 and on August 14, 2006. The lead plaintiffs’ second amended complaint added KPMG LLP and Goldman, Sachs & Co. as additional defendants. The lead plaintiffs allege that the defendants made materially false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5 promulgated thereunder, largely with respect to accounting statements that were inconsistent with the GAAP requirements relating to hedge accounting and the amortization of premiums and discounts. The lead plaintiffs contend that the alleged fraud resulted in artificially inflated prices for our common stock and seek unspecified compensatory damages, attorneys’ fees, and other fees and costs.

On January 7, 2008, the court issued an order that certified the action as a class action, and appointed the lead plaintiffs as class representatives and their counsel as lead counsel. The court defined the class as all purchasers of Fannie Mae common stock and call options and all sellers of publicly traded Fannie Mae put options during the period from April 17, 2001 through December 22, 2004.

On April 16, 2007, KPMG LLP, our former outside auditor and a co-defendant in the shareholder class action suit, filed cross-claims against us in this action for breach of contract, fraudulent misrepresentation, fraudulent inducement, negligent misrepresentation and contribution. KPMG amended these cross-claims on February 25, 2008. KPMG is seeking unspecified compensatory, consequential, restitutionary, rescissory and punitive damages, including purported damages related to legal costs, exposure to legal liability, costs and expenses of responding to investigations related to our accounting, lost fees, attorneys’ fees, costs and expenses.

We believe we have valid defenses to the claims in these lawsuits and intend to defend against these lawsuits vigorously.

On October 17, 2008, FHFA, as conservator for Fannie Mae, intervened in the consolidated shareholder class action (as well as in the consolidated ERISA litigation and the shareholder derivative lawsuits pending in the U.S. District Court for the District of Columbia) and filed a motion to stay those cases. On October 20, 2008, the Court issued an order staying the cases until January 6, 2009. Upon expiration of the stay, discovery in those cases resumed.

Securities Class Action Lawsuits Pursuant to the Securities Act of 1933

Beginning on August 7, 2008, a series of shareholder lawsuits were filed under the Securities Act against underwriters of issuances of certain Fannie Mae common and preferred stock. Two of these lawsuits were also filed against us and one of those two was also filed against certain former Fannie Mae officers and directors. While the factual allegations in these cases vary to some degree, these plaintiffs generally allege that defendants misled investors by understating the company’s need for capital, causing putative class members to purchase shares at artificially inflated prices. Their complaints allege similar violations of Section 12(a)(2) of the Securities Act, and seek rescission, damages, interest, costs, attorneys’ and experts’ fees, and other equitable and injunctive relief. On November 12, 2008, we filed a motion with the Judicial Panel on Multidistrict Litigation to transfer and coordinate each of these actions with the other recently filed section 10(b), section 12(a)(2) and ERISA actions. The Panel granted our motion on February 11, 2009, and all of these cases are now pending before in the U.S. District Court for the Southern District of New York for coordinated or consolidated pretrial proceedings. On February 13, 2009, the district court entered an order appointing Tennessee Consolidated Retirement System as lead plaintiff on behalf of purchasers of preferred stock, and appointing the Massachusetts Pension Reserves Investment Management Board and the Boston Retirement Board as lead plaintiffs on behalf of common stockholders. Each individual case is described more fully below. We believe we have valid defenses to the claims in these lawsuits and intend to defend against these lawsuits vigorously.

Krausz v. Fannie Mae, et al.

On September 11, 2008, Malka Krausz filed a complaint in New York Supreme Court against Fannie Mae, former officers Daniel H. Mudd and Stephen M. Swad, and underwriters Lehman Brothers, Inc., Merrill Lynch, Pierce, Fenner & Smith Inc., Goldman Sachs & Co. and J.P. Morgan Securities, Inc. The complaint was filed on behalf of purchasers of Fannie Mae’s Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series S (referred to as the “Series S Preferred Stock”) pursuant to an offering that closed on December 11, 2007. The complaint alleges that defendants misled investors by understating our need for capital, causing putative class members to purchase shares at artificially inflated prices. The complaint contends further that the defendants violated Sections 12(a)(2) and 15 of the Securities Act. The complaint also asserts claims for common law fraud and negligent misrepresentation. The plaintiff seeks rescission of the purchases, damages, costs, including attorneys’, accountants’ and experts’ fees, and other unspecified relief. On October 6, 2008, this case was removed to the U.S. District Court for the Southern District of New York, where it is currently pending. On October 14, 2008, we, along with certain of the other defendants, filed a motion to dismiss this case. That motion is fully briefed and remains pending.

Kramer v. Fannie Mae, et al.

On September 26, 2008, Daniel Kramer filed a securities class action complaint in the Superior Court of New Jersey, Law Division, Bergen County, against Fannie Mae, Merrill Lynch, Pierce, Fenner & Smith Inc., Citigroup Global Markets Inc., Morgan Stanley & Co. Inc., UBS Securities LLC, Wachovia Capital Markets LLC, Moody’s Investors Services, Inc., The McGraw-Hill Companies, Inc., Standard & Poor’s Ratings Services and Fitch Ratings, Inc. The complaint was filed on behalf of purchasers of Fannie Mae’s Series S Preferred Stock and/or Fannie Mae’s 8.25% Non-cumulative Preferred Stock, Series T (referred to as the “Series T Preferred Stock”) issued pursuant to an offering that closed on May 13, 2008. The complaint alleges that the defendants violated Section 12(a)(2) of the Securities Act. The plaintiff seeks rescission of the purchases, damages, costs, including attorneys’, accountants’ and experts’ fees, and other unspecified relief. On October 27, 2008, this lawsuit was removed to the U.S. District Court for the District of New Jersey. Plaintiff filed a motion to remand back to state court on November 17, 2008, which is now fully briefed and remains pending. FHFA, as conservator for Fannie Mae, filed a motion to intervene and for a stay on November 21, 2008, which has been fully briefed and remains pending. On February 11, 2009, the Judicial Panel on Multidistrict Litigation transferred this case to the U.S. District Court for the Southern District of New York.

Securities Class Action Lawsuits Pursuant to the Securities Exchange Act of 1934

On September 8, 2008, the first of several shareholder lawsuits was filed under the Exchange Act against certain current and former Fannie Mae officers and directors, underwriters of issuances of certain Fannie Mae common and preferred stock, and, in one case, Fannie Mae. While the factual allegations in these cases vary to some degree, the plaintiffs generally allege that defendants misled investors by understating the company’s need for capital, causing putative class members to purchase shares at artificially inflated prices. The plaintiffs generally allege similar violations of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act, and seek damages, interest, costs, attorneys’ and experts’ fees, and injunctive and other unspecified equitable relief. On November 12, 2008, we filed a motion with the Judicial Panel on Multidistrict Litigation to transfer and coordinate each of these actions with all of the other recently filed section 10(b), section 12(a)(2) and ERISA suits. The Panel granted our motion on February 11, 2009, and all of these cases are now pending in the U.S. District Court for the Southern District of New York for coordinated or consolidated pretrial proceedings. On February 13, 2009, the district court entered an order appointing the Tennessee Consolidated Retirement System as lead plaintiff on behalf of purchasers of our preferred stock, and appointing the Massachusetts Pension Reserves Investment Management Board and the Boston Retirement Board as lead plaintiffs on behalf of our common stockholders. Each individual case is described more fully below. We believe we have valid defenses to the claims in these lawsuits and intend to defend against these lawsuits vigorously.

Genovese v. Ashley, et al.

On September 8, 2008, John A. Genovese filed a securities class action complaint in the U.S. District Court for the Southern District of New York against former officers and directors Stephen B. Ashley, Robert J. Levin, Daniel H. Mudd and Stephen Swad. Fannie Mae was not named as a defendant. The complaint was filed on behalf of all persons who purchased or otherwise acquired the publicly traded securities of Fannie Mae between November 16, 2007 and September 5, 2008. The complaint alleges that the defendants violated Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The plaintiff seeks damages, interest, costs, attorneys’ fees, and injunctive and other unspecified equitable relief.

Gordon v. Ashley, et al.

On September 11, 2008, Hilda Gordon filed a securities class action complaint in the U.S. District Court for the Southern District of Florida against certain current and former officers and directors. Fannie Mae was not named as a defendant. The complaint was filed on behalf of all persons who purchased or otherwise acquired the publicly traded securities of Fannie Mae between November 16, 2007 and September 11, 2008. In addition to alleging that the defendants violated Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act, the complaint also alleges that they violated the Florida Deceptive and Unfair Trade Practices Act. The plaintiff seeks damages, interest, costs, attorneys’ fees, and injunctive and other unspecified equitable relief. On February 11, 2009, the Judicial Panel on Multidistrict Litigation transferred this case to the U.S. District Court for the Southern District of New York.

Crisafi v. Merrill Lynch, et al.

On September 16, 2008, Nicholas Crisafi and Stella Crisafi, Trustees FBO the Crisafi Inter Vivos Trust, filed a securities class action complaint in the U.S. District Court for the Southern District of New York against former officers and directors Stephen B. Ashley, Robert J. Levin, Daniel H. Mudd and Stephen Swad, as well as underwriters Citigroup Global Markets, Inc., Merrill Lynch, Pierce, Fenner & Smith Inc., Morgan Stanley & Co., Inc., UBS Securities LLC and Wachovia Capital Markets LLC. Fannie Mae was not named as a defendant. The complaint was filed on behalf of purchasers of Fannie Mae’s Series T Preferred Stock, from May 13, 2008 to September 6, 2008. The complaint alleges that the defendants violated Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The plaintiffs seek compensatory damages, including interest, and costs and expenses, including attorneys’ and experts’ fees.

Fogel Capital Mgmt. v. Fannie Mae, et al.

On September 18, 2008, Fogel Capital Management, Inc. filed a securities class action complaint in the U.S. District Court for the Southern District of New York against Fannie Mae and certain current and former officers and directors. The complaint’s factual allegations and claims for relief are based on purchases of Fannie Mae’s Series S Preferred Stock, but the plaintiff purports to bring the suit on behalf of purchasers of all Fannie Mae securities from November 9, 2007 through September 5, 2008. The complaint alleges that the defendants violated Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The plaintiff seeks compensatory damages, including interest, costs and expenses, including attorneys’ and experts’ fees, and injunctive and other unspecified equitable relief.

Jesteadt v. Ashley, et al.

On September 24, 2008, Leonard and Grace Jesteadt filed a securities class action complaint in the U.S. District Court for the Western District of Pennsylvania against certain current and former officers and directors. Fannie Mae was not named as a defendant. The complaint was filed on behalf of all persons who purchased or otherwise acquired the publicly traded securities of Fannie Mae between November 16, 2007 and September 24, 2008. The complaint alleges that the defendants violated Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The plaintiffs seek permanent injunctive relief, compensatory damages, including interest, costs and expenses, including attorneys’ and experts’ fees. On February 11, 2009, the Judicial Panel on Multidistrict Litigation transferred this case to the U.S. District Court for the Southern District of New York.

Sandman v. J.P. Morgan Securities, Inc., et al.

On September 29, 2008, Dennis Sandman filed a securities class action complaint in the U.S. District Court for the Southern District of New York against former officers and directors Stephen B. Ashley, Robert J. Levin, Daniel H. Mudd and Stephen Swad, and underwriters Banc of America Securities LLC, Goldman Sachs & Co., J.P. Morgan Securities, Inc., Lehman Brothers, Inc. and Merrill Lynch, Pierce, Fenner & Smith, Inc. Fannie Mae was not named as a defendant. The complaint was filed on behalf of purchasers of Fannie Mae’s 8.75% Non-Cumulative Mandatory Convertible Preferred Stock Series 2008-1 from May 14, 2008 to September 5, 2008. The complaint alleges that the defendants violated Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The plaintiff seeks compensatory damages, including interest, and costs and expenses, including attorneys’ and experts’ fees.

Frankfurt v. Lehman Bros., Inc., et al.

On October 7, 2008, plaintiffs David L. Frankfurt, the Frankfurt Family Ltd., The David Frankfurt 2000 Family Trust and the David Frankfurt 2002 Family Trust filed a securities class action complaint in the U.S. District Court for the Southern District of New York against former officers and directors Stephen Ashley, Daniel Mudd, Stephen Swad and Robert Levin, and underwriters Lehman Brothers, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., J.P. Morgan Securities, Inc. and Goldman Sachs & Co. Fannie Mae was not named as a defendant. The complaint was filed on behalf of purchasers of Fannie Mae’s Series S Preferred Stock from December 11, 2007 to September 5, 2008. The complaint alleges that the defendants violated Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The plaintiffs seek compensatory damages, including interest, and reasonable costs and expenses, including attorneys’ and experts’ fees.

Schweitzer v. Merrill Lynch, et al.

On October 8, 2008, plaintiffs Stephen H. Schweitzer and Linda P. Schweitzer filed a securities class action complaint in the U.S. District Court for the Southern District of New York against former officers and directors Stephen B. Ashley, Daniel H. Mudd, Stephen M. Swad and Robert J. Levin, and underwriters Merrill Lynch, Pierce, Fenner & Smith, Inc., Goldman Sachs & Co., J.P. Morgan Securities, Inc., Banc of America Securities LLC, Bear, Stearns & Co., Citigroup Global Markets, Inc., Deutsche Bank Securities, Inc., Morgan Stanley & Co., Inc. and UBS Securities LLC. Fannie Mae was not named as a defendant. The complaint was filed on behalf of purchasers of Fannie Mae’s Series S Preferred Stock in or traceable to the offering of Series S Preferred Stock that closed December 11, 2007, through September 5, 2008. The complaint alleges that the defendants violated Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The plaintiffs seek compensatory damages, including interest, and reasonable costs and expenses, including attorneys’ and experts’ fees.

Williams v. Ashley, et al.

On October 10, 2008, plaintiffs Lynn Williams and SteveAnn Williams filed a securities class action complaint in the U.S. District Court for the Southern District of New York against certain current and former officers and directors. Fannie Mae was not named as a defendant. The complaint was filed on behalf of purchasers of Fannie Mae’s Series S Preferred Stock, from December 6, 2007 through September 5, 2008. The complaint alleges that defendants violated Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The plaintiffs seek compensatory damages, including interest, and reasonable costs and expenses, including attorneys’ and experts’ fees.

Securities Class Action Lawsuit Pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934

Jarmain v. Merrill Lynch, et al.

On October 3, 2008, Brian Jarmain filed a securities class action complaint in the U.S. District Court for the Southern District of New York against former officers and directors Stephen B. Ashley, Robert J. Levin, Daniel H. Mudd and Stephen M. Swad, and underwriters Citigroup Global Markets, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., Morgan Stanley & Co., Inc., UBS Securities LLC and Wachovia Capital Markets LLC. Fannie Mae was not named as a defendant. The complaint was filed on behalf of purchasers of Fannie Mae’s Series T Preferred Stock from May 13, 2008 to September 6, 2008. The complaint alleges violations of both Section 12(a)(2) of the Securities Act and Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The plaintiff seeks compensatory damages, including interest, fees and expenses, including attorneys’ and experts’ fees, and injunctive and other unspecified equitable and relief. On November 12, 2008, we filed a motion with the Judicial Panel on Multidistrict Litigation to transfer and coordinate this action with all of the other recently filed section 10(b), section 12(a)(2) and ERISA suits. The Panel granted our motion on February 11, 2009, and this case is now pending in the U.S. District Court for the Southern District of New York for coordinated or consolidated pretrial proceedings. On February 13, 2009, the district court entered an order appointing Tennessee Consolidated Retirement System as lead plaintiff on behalf of purchasers of preferred stock, and appointing the Massachusetts Pension Reserves Investment Management Board and the Boston Retirement Board as lead plaintiffs on behalf of common stockholders.

Shareholder Derivative Lawsuits

In re Fannie Mae Shareholder Derivative Litigation

Beginning on September 28, 2004, ten plaintiffs filed twelve shareholder derivative actions in three different federal district courts and the Superior Court of the District of Columbia against certain of our current and former officers and directors and against us as a nominal defendant. All of these shareholder derivative actions have been consolidated into the U.S. District Court for the District of Columbia and the court entered an order naming Pirelli Armstrong Tire Corporation Retiree Medical Benefits Trust and Wayne County Employees’ Retirement System as co-lead plaintiffs. A consolidated complaint was filed on September 26, 2005 against certain of our current and former officers and directors and against us as a nominal defendant. The consolidated complaint alleges that the defendants purposefully misapplied GAAP, maintained poor internal controls, issued a false and misleading proxy statement and falsified documents to cause our financial performance to appear smooth and stable, and that Fannie Mae was harmed as a result. The claims are for breaches of the duty of care, breach of fiduciary duty, waste, insider trading, fraud, gross mismanagement, violations of the Sarbanes-Oxley Act of 2002 and unjust enrichment. The plaintiffs seek unspecified compensatory damages, punitive damages, attorneys’ fees, and other fees and costs, as well as injunctive relief directing us to adopt certain proposed corporate governance policies and internal controls.

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

On August 8, 2008, the U.S. Court of Appeals for the D.C. Circuit upheld the District Court’s dismissal of the consolidated derivative action. On September 4, 2008, the plaintiffs filed a motion for rehearing en banc. On September 10, 2008, the Court of Appeals issued an order calling for a response to the petition to be filed by September 25, 2008. On September 24, 2008, we filed a motion to invoke the 45-day stay available under 12 U.S.C. § 4617(b)(1) due to the conservatorship. On September 29, 2008, the Court granted our motion and held the case in abeyance pending further order of the Court; and further directed the parties to file motions to govern on November 10, 2008. On November 10, 2008, FHFA filed a motion to govern further proceedings, to substitute itself, as conservator, for the appellants and to dismiss the petition for rehearing. Defendants also filed a motion to continue to hold the briefing on Plaintiffs’ petition for rehearing en banc in abeyance, pending the resolution of FHFA’s Motion to Substitute the Conservator in Place of the Shareholder Plaintiffs-Appellants and to Withdraw the Petition for Panel Rehearing or Rehearing En Banc. On December 24, 2008, the Court granted FHFA’s motion, and denied plaintiff’s motion. On February 9, 2009, the Court of Appeals entered its mandate affirming the District Court’s dismissal.

On September 20, 2007, James Kellmer, a shareholder who had filed one of the derivative actions that was consolidated into the consolidated derivative case, filed a motion in the U.S. District Court for District of Columbia for clarification or, in the alternative, for relief of judgment from the Court’s May 31, 2007 Order dismissing the consolidated case. Mr. Kellmer’s motion seeks clarification that the Court’s May 31, 2007 dismissal order does not apply to his January 10, 2005 action, and that his case can now proceed. This motion is pending.

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

On July 27, 2007, Mr. Kellmer filed a motion to consolidate these two new derivative cases and to be appointed lead counsel. We filed a motion to dismiss Mr. Middleton’s complaint for lack of standing on October 3, 2007, and a motion to dismiss Mr. Kellmer’s 2007 complaint for lack of subject matter jurisdiction on October 12, 2007. These motions are fully briefed and remain pending. In addition, on October 17, 2008, FHFA, as conservator for Fannie Mae, intervened in the Kellmer and Middleton actions and filed a motion to stay each. On October 20, 2008, the Court issued an order staying these cases until January 6, 2009. On February 2, 2009, FHFA filed motions to substitute itself for plaintiffs Messrs. Kellmer and Middleton. On February 13, 2009, Mr. Kellmer filed an opposition to FHFA’s motion to substitute.

Arthur Derivative Litigation

On November 26, 2007, Patricia Browne Arthur filed a shareholder derivative action in the U.S. District Court for the District of Columbia against certain of our current and former officers and directors and against us as a nominal defendant. The complaint alleges that the defendants wrongfully failed to disclose our exposure to the subprime mortgage crisis and that this failure artificially inflated our stock price and allowed certain of the defendants to profit by selling their shares based on material inside information; and that the Board improperly authorized the company to buy back $100 million in shares while the stock price was artificially inflated. The complaint alleges that the defendants violated Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934. It also alleges breaches of fiduciary duties; misappropriation of information; waste of corporate assets; and unjust enrichment. The plaintiff seeks damages on behalf of the company; corporate governance changes; equitable relief in the form of attaching, impounding or imposing a constructive trust on the individual defendants’ assets; restitution; and attorneys’ fees and costs. On October 17, 2008, FHFA, as conservator for Fannie Mae, intervened in this action and filed a motion to stay. On October 20, 2008, the Court issued an order staying this case until January 6, 2009. On February 2, 2009, FHFA filed a motion to substitute itself for plaintiff Ms. Arthur. On February 13, 2009, Ms. Arthur filed an opposition to FHFA’s motion to substitute.

Agnes Derivative Litigation

On June 25, 2008, L. Jay Agnes filed a shareholder derivative complaint in the U.S. District Court for the District of Columbia against certain of our current and former directors and officers, Fannie Mae as a nominal defendant, Washington Mutual, Inc., Kerry K. Killinger; Countrywide Financial Corporation and its subsidiaries and/or affiliates, Countrywide Home Loans, Inc., Countrywide Home Equity Loan Trust, and Countrywide Bank, FSB, LandSafe, Inc., Angelo R. Mozilo; First American Corporation, First American eAppraiseIt, Anthony R. Merlo, Jr. and Goldman Sachs Group, Inc.

The complaint alleges two general categories of derivative claims purportedly on our behalf against the current and former Fannie Mae officer and director defendants. First, it alleges illegal accounting manipulations occurring from approximately 1998 through 2004, or pre-2005 claims, which is based on the May 2006 OFHEO Report and is largely duplicative of the allegation contained in the existing derivative actions. Second, it makes allegations similar to those in the Arthur Derivative Litigation that was filed in November 2007 and described above. Specifically the complaint contends that the current and former Fannie Mae officer and director defendants irresponsibly engaged in “highly speculative real estate transactions” and concealed the extent of the Company’s exposure to the subprime mortgage crisis, while wasting Company assets by causing it to repurchase its own shares at inflated prices at the same time that certain defendants sold their personally held shares. Based upon these allegations, the complaint asserts causes of action against the current and former Fannie Mae officer and director defendants for breach of fiduciary duty, indemnification, negligence, unjust enrichment and violations of Section 304 of the Sarbanes-Oxley Act of 2002.

In addition, Mr. Agnes asserts a direct claim on his own behalf under Section 14(a) of the Securities Exchange Act of 1934 and SEC Rule 14a-9 based upon allegations that the Company’s 2008 Proxy Statement was intentionally false and misleading and concealed material facts in order that members of the Board could remain in control of the company.

The complaint seeks a declaration that the current and former officer and director defendants breached their fiduciary duties; a declaration that the election of directors pursuant to the 2008 Proxy Statement is null and void; a new election of directors; an accounting for losses and damages to us as a result of the alleged misconduct; disgorgement; unspecified compensatory damages; punitive damages; attorneys’ fees, and other fees and costs; as well as injunctive relief directing us to reform our corporate governance and internal control procedures. On October 17, 2008, FHFA, as conservator for Fannie Mae, intervened in this action and filed a motion to stay. On October 20, 2008, the Court issued an order staying this case until January 6, 2009. On January 18, 2009, the Court entered an order extending the time for all defendants, except Washington Mutual, Inc., to respond to the complaint through May 5, 2009. On February 2, 2009, FHFA filed a motion to substitute itself for Mr. Agnes with respect to Mr. Agnes’ derivative claims, and to consolidate Mr. Agnes’ direct claim with those in In re Fannie Mae Securities Litigation described above. On February 13, 2009, Mr. Agnes filed an opposition to FHFA’s motion to substitute.

ERISA Actions

In re Fannie Mae ERISA Litigation (formerly David Gwyer v. Fannie Mae)

On October 14, 2004, David Gwyer filed a proposed class action complaint in the U.S. District Court for the District of Columbia. Two additional proposed class action complaints were filed by other plaintiffs on May 5, 2005 and May 10, 2005. These cases are based on the Employee Retirement Income Security Act of 1974 (“ERISA”) and name us, our Board of Directors’ Compensation Committee and certain of our former and current officers and directors as defendants. These cases were consolidated on May 24, 2005 in the U.S. District Court for the District of Columbia and a consolidated complaint was filed on June 16, 2005. The plaintiffs in this consolidated ERISA-based lawsuit purport to represent a class of participants in our Employee Stock Ownership Plan (“ESOP”) between January 1, 2001 and the present. Their claims are based on alleged breaches of fiduciary duty relating to accounting matters. The plaintiffs seek unspecified damages, attorneys’ fees, and other fees and costs, and other injunctive and equitable relief. On June 29, 2005, defendants filed a motion to dismiss, which the Court denied on May 8, 2007. On July 23, 2007, the Compensation Committee of our Board of Directors filed a motion to dismiss, which the Court denied on July 17, 2008.

On October 17, 2008, FHFA intervened in the consolidated case (as well as in the consolidated shareholder class action and the shareholder derivative lawsuits pending in the U.S. District Court for the District of Columbia) and filed a motion to stay those cases. On October 20, 2008, the Court issued an order staying the cases until January 6, 2009. Upon expiration of the stay, discovery in those cases resumed.

Moore v. Fannie Mae, et al.

On October 23, 2008, Mary P. Moore filed a proposed class action complaint in the U.S. District Court for the District of Columbia against our Board of Directors’ Compensation Committee, our Benefits Plans Committee, and certain current and former Fannie Mae officers and directors. This case is based on ERISA. Plaintiff alleges that defendants, as fiduciaries of Fannie Mae’s ESOP, breached their duties to ESOP participants and beneficiaries with regards to the ESOP’s investment in Fannie Mae common stock when it was no longer prudent to continue to do so. Plaintiff purports to represent a class of participants and beneficiaries of the ESOP whose accounts invested in Fannie Mae common stock beginning April 17, 2007. The complaint alleges that the defendants breached purported fiduciary duties with respect to the ESOP. The plaintiff seeks unspecified damages, attorneys’ fees, and other fees and costs and injunctive and other equitable relief. On November 12, 2008, we filed a motion with the Judicial Panel of Multidistrict Litigation to transfer and coordinate this action with all of the other recently filed section 10(b), section 12(a)(2) and ERISA suits. The Panel granted our motion on February 11, 2009, and this case is now pending in the U.S. District Court for the Southern District of New York for coordinated or consolidated pretrial proceedings. On February 13, 2009, the district court entered an order appointing Tennessee Consolidated Retirement System as lead plaintiff on behalf of purchasers of preferred stock, and appointing the Massachusetts Pension Reserves Investment Management Board and the Boston Retirement Board as lead plaintiffs on behalf of common stockholders. On January 8, 2009, Moore filed a joint motion with David Gwyer in the U.S. District Court for the District of Columbia to, among other things, consolidate this action with Gwyer II and for the appointment on an interim basis of co-lead counsel. The defendants filed a response on January 27, 2009 arguing that their motion was premature. On February 9, 2009, the U.S. District Court for the District of Columbia entered an order extending the time for defendants to respond to Ms. Moore’s complaint until April 14, 2009.

Gwyer v. Fannie Mae Compensation Committee, et al. (Gwyer II)

On November 25, 2008, David Gwyer filed a proposed class action complaint in the U.S. District Court for the District of Columbia against our Board of Directors’ Compensation Committee, our Benefits Plans Committee, and certain current and former Fannie Mae officers and directors. This case is based on ERISA. Plaintiff alleges that defendants, as fiduciaries of Fannie Mae’s ESOP, breached their duties to ESOP participants and beneficiaries with regards to the ESOP’s investment in Fannie Mae common stock when it was no longer prudent to continue to do so. Plaintiff purports to represent a class of participants and beneficiaries of the ESOP whose accounts invested in Fannie Mae common stock beginning April 17, 2007. The complaint alleges that the defendants breached purported fiduciary duties with respect to the ESOP. The plaintiff seeks unspecified damages, attorneys’ fees, and other fees and costs and injunctive and other equitable relief. On December 12, 2008, we filed notice of a potential tag-along action with the Judicial Panel on Multidistrict Litigation to transfer and coordinate this action with all of the other recently filed section 10(b), section 12(a)(2) and ERISA suits. On February 11, 2009, the Panel ruled on the underlying motion to transfer and consolidate, and on February 20, 2009, the Panel issued a conditional transfer order transferring this case to the U.S. District Court for the Southern District of New York and allowing the plaintiff until March 9, 2009 to file an opposition to the transfer. On January 8, 2009, Gwyer filed a joint motion with Mary P. Moore to, among other things, consolidate this action with Moore v. Fannie Mae, et al. and for the appointment on an interim basis of co-lead counsel. The defendants filed a response on January 27, 2009 arguing that their motion was premature. On February 9, 2009, the U.S. District Court for the District of Columbia entered an order extending the time for defendants to respond to Mr. Gwyer’s complaint until April 14, 2009.

Weber v. Mudd, et al.

On December 3, 2008, Kristen Weber filed a proposed class action complaint in the U.S. District Court for the Southern District of New York against certain current and former Fannie Mae officers and directors. This case is based on ERISA. Plaintiff alleges that the defendants, as fiduciaries of Fannie Mae’s ESOP, breached their duties to ESOP participants and beneficiaries with regards to the ESOP’s investment in Fannie Mae common stock when it was no longer prudent to continue to do so. Plaintiff purports to represent a class of participants and beneficiaries of the ESOP whose accounts invested in Fannie Mae common stock beginning November 9, 2007. The complaint alleges that the defendants breached purported fiduciary duties with respect to the ESOP. The plaintiff seeks unspecified damages, attorneys’ fees, and other fees and costs and injunctive and other equitable relief. On December 9, 2008, plaintiff voluntarily dismissed this action.

Antitrust Lawsuits

In re G-Fees Antitrust Litigation

Since January 18, 2005, we have been served with 11 proposed class action complaints filed by single-family borrowers that allege that we and Freddie Mac violated federal and state antitrust and consumer protection statutes by agreeing to artificially fix, raise, maintain or stabilize the price of our and Freddie Mac’s guaranty fees. The actions were consolidated in the U.S. District Court for the District of Columbia. Plaintiffs filed a consolidated amended complaint on August 5, 2005. Plaintiffs in the consolidated action seek to represent a class of consumers whose loans allegedly “contain a guarantee fee set by” us or Freddie Mac between January 1, 2001 and the present. The plaintiffs seek unspecified damages, treble damages, punitive damages, and declaratory and injunctive relief, as well as attorneys’ fees and costs.

We and Freddie Mac filed a motion to dismiss on October 11, 2005. On October 29, 2008, the court denied our motion to dismiss in part and granted it in part. On November 13, 2008, FHFA as conservator for both us and Freddie Mac, filed a motion to intervene and stay the case. On that day the Court entered an order granting FHFA’s motion to intervene and stayed the case until April 1, 2009.

Escrow Litigation

Casa Orlando Apartments, Ltd., et al. v. Federal National Mortgage Association (formerly known as Medlock Southwest Management Corp., et al. v. Federal National Mortgage Association)

A complaint was filed against us in the U.S. District Court for the Eastern District of Texas (Texarkana Division) on June 2, 2004, in which plaintiffs purport to represent a class of multifamily borrowers whose mortgages are insured under Sections 221(d)(3), 236 and other sections of the National Housing Act and are held or serviced by us. The complaint identified as a proposed class low- and moderate-income apartment building developers who maintained uninvested escrow accounts with us or our servicer. Plaintiffs Casa Orlando Apartments, Ltd., Jasper Housing Development Company and the Porkolab Family Trust No. 1 allege that we violated fiduciary obligations that they contend we owed to borrowers with respect to certain escrow accounts and that we were unjustly enriched. In particular, plaintiffs contend that, starting in 1969, we misused these escrow funds and are therefore liable for any economic benefit we received from the use of these funds. The plaintiffs seek a return of any profits, with accrued interest, earned by us related to the escrow accounts at issue, as well as attorneys’ fees and costs. Our motions to dismiss and for summary judgment with respect to the statute of limitations were denied.

Plaintiffs filed an amended complaint on December 16, 2005. On January 3, 2006, plaintiffs filed a motion for class certification, which is fully briefed and remains pending.

Fees Litigation

Okrem v. Fannie Mae, et al.

A complaint was filed on January 2, 2009 against us, Washington Mutual, FSB, the law firm of Zucker, Goldberg & Ackerman and other unnamed parties in the U.S. District Court for the District of New Jersey, in which plaintiffs purport to represent a class of borrowers who had home loans that were foreclosed upon and were either held or serviced by Fannie Mae or Washington Mutual and were charged attorneys’ fees and other costs, which they contend were in excess of amounts actually incurred and/or in excess of the amount permitted by law. An amended complaint was filed on February 1, 2009, which made some technical amendments and substituted Washington Mutual Bank for Washington Mutual, FSB. Plaintiffs contend that the defendants were engaged in a scheme to overcharge defaulting borrowers of residential mortgages. The amended complaint contains claims under theories of breach of contract, negligence, breach of duty of good faith and fair dealing, unjust enrichment, unfair and deceptive acts or practices, violations of the New Jersey Consumer Fraud Act, violations of New Jersey state court rules, and violations of the New Jersey Truth-In-Consumer Contract, Warranty and Notice Act. The plaintiffs seek $15 million in damages as well as punitive, exemplary, enhanced and treble damages, restitution, disgorgement, certain equitable relief and their fees and costs.

Former Management Arbitration

Former CFO Arbitration

On July 8, 2008, our former Chief Financial Officer and Vice Chairman, J. Timothy Howard, initiated an arbitration proceeding against Fannie Mae before a Federal Arbitration, Inc. panelist. Mr. Howard claimed that he was entitled to salary continuation under his employment agreement because, in December 2004, he allegedly terminated his employment with Fannie Mae for “Good Reason,” as defined in his employment agreement, effective January 31, 2005. The parties stipulated that should Mr. Howard prevail on his salary continuation claim, the damages awarded on that claim would be approximately $1.7 million plus any interest deemed appropriate by the arbitrator under applicable law. We also reserved the discretion, in this arbitration, to pursue counterclaims against Mr. Howard growing out of Mr. Howard’s service as Chief Financial Officer and Vice Chairman of the company’s Board of Directors. Pursuant to Mr. Howard’s employment agreement, we advanced his reasonably incurred legal fees and expenses that resulted from the arbitration.

Discovery took place and, on November 18, 2008, an arbitration hearing was held. On December 11, 2008, the arbitrator ruled in favor of Mr. Howard, and awarded him the stipulated amount with interest from the date of the award. On January 23, 2009, Fannie Mae filed a counterclaim seeking recovery of Mr. Howard’s 2003 annual incentive plan bonus of approximately $1.2 million plus prejudgment interest. On February 5, 2009, the arbitrator issued an order granting Mr. Howard prejudgment interest on the award.

Investigation by the Securities and Exchange Commission

On September 26, 2008, we received notice of an ongoing investigation into Fannie Mae by the SEC regarding certain accounting and disclosure matters. We are cooperating fully with this investigation. On January 8, 2009, the SEC issued a formal order of investigation.

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

Committee on Oversight and Government Reform Hearing

On October 20, 2008, we received a letter from Henry A. Waxman, Chairman of the Committee on Oversight and Government Reform of the House of Representatives of the Congress of the United States that the Committee had scheduled a hearing related to the financial conditions at Fannie Mae and Freddie Mac, the conservatorships and the GSEs’ roles in the ongoing financial crisis. The letter requested documents and information concerning, among other things, risk and risk assessments, losses, subprime and other loans, capital, and accounting issues. The Committee held its hearing on December 9, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is publicly traded on the New York and Chicago stock exchanges and is identified by the ticker symbol “FNM.” The transfer agent and registrar for our common stock is Computershare, P.O. Box 43078, Providence, Rhode Island 02940.

Common Stock Data

The following table shows, for the periods indicated, the high and low sales prices per share of our common stock in the consolidated transaction reporting system as reported in the Bloomberg Financial Markets service, as well as the dividends per share declared in each period.

Quarter	High	Low	Dividend

2007
First quarter	$60.44	$51.88	$0.40
Second quarter	69.94	53.30	0.50
Third quarter	70.57	56.19	0.50
Fourth quarter	68.60	26.38	0.50
2008
First quarter	$40.20	$18.25	$0.35
Second quarter	32.31	19.23	0.35
Third quarter	19.96	0.35	0.05
Fourth quarter	1.83	0.30	—

Dividends

The table above under “Common Stock Data” presents the dividends we declared on our common stock from the first quarter of 2007 through and including the fourth quarter of 2008. In January 2008, the Board of Directors reduced the common stock dividend to $0.35 per share, beginning with the first quarter of 2008. In August 2008, the Board of Directors further reduced the common stock dividend to $0.05 per share for the third quarter of 2008.

The conservator announced on September 7, 2008 that we would not pay any dividends on the common stock or on any series of outstanding preferred stock. In addition, the senior preferred stock purchase agreement prohibits us from declaring or paying any dividends on Fannie Mae equity securities (other than the senior preferred stock) without the prior written consent of Treasury. We were permitted to pay previously declared but unpaid dividends on our outstanding preferred stock for the third quarter.

An initial cash dividend of approximately $31 million was declared by the conservator and paid on December 31, 2008 to Treasury as holder of the senior preferred stock, for the period from but not including September 8, 2008 through and including December 31, 2008. If at any time we fail to pay cash dividends in a timely manner, then immediately following such failure and for all dividend periods thereafter until the dividend period following the date on which we have paid in cash full cumulative dividends (including any unpaid dividends added to the liquidation preference), the dividend rate will increase from the annual rate of 10% per year on the then-current liquidation preference of the senior preferred stock to 12% per year. Dividends on the senior preferred stock that are not paid in cash for any dividend period will accrue and be added to the liquidation preference of the senior preferred stock. See “Part I—Item 1—Business—Conservatorship, Treasury Agreements, Our Charter and Regulation of Our Activities—Treasury Agreements,” “Item 7—MD&A—Liquidity and Capital Management—Capital Management—Capital Activity,” and “Notes to Consolidated Financial Statements—Note 17, Stockholders’ Equity (Deficit)” for information on restrictions on our ability to pay dividends.

Prior to the conservatorship, annual dividends declared on the shares of our preferred stock outstanding totaled $1.0 billion for the three quarters ended September 30, 2008. See “Notes to Consolidated Financial Statements—Note 17, Stockholders’ Equity (Deficit)” for detailed information on our preferred stock dividends.

Holders

As of January 31, 2009, we had approximately 20,000 registered holders of record of our common stock, including holders of our restricted stock. In addition, as of January 31, 2009, Treasury held a warrant giving it the right to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis on the date of exercise.

Recent Sales of Unregistered Securities

First Quarter 2008

Information about sales and issuances of our unregistered securities during the quarter ended March 31, 2008 was provided in our quarterly report on Form 10-Q for the quarter ended March 31, 2008, filed with the SEC on May 6, 2008.

Second Quarter 2008

Information about sales and issuances of our unregistered securities during the quarter ended June 30, 2008 was provided in our quarterly report on Form 10-Q for the quarter ended June 30, 2008, filed with the SEC on August 8, 2008.

Third Quarter 2008

Information about sales and issuances of our unregistered securities during the quarter ended September 30, 2008 was provided in our quarterly report on Form 10-Q for the quarter ended September 30, 2008, filed with the SEC on November 10, 2008.

Fourth Quarter 2008

We previously provided stock compensation to employees and members of the Board of Directors under the Fannie Mae Stock Compensation Plan of 1993 and the Fannie Mae Stock Compensation Plan of 2003 (the “Plans”).

During the quarter ended December 31, 2008, we did not issue restricted stock in consideration of services rendered or to be rendered. Under the terms of the senior preferred stock purchase agreement, we are prohibited from selling or issuing our equity interests other than as required by (and pursuant to) the terms of a binding agreement in effect on September 7, 2008 without the prior written consent of Treasury. During the quarter ended December 31, 2008, 7,549 restricted stock units vested, as a result of which 5,083 shares of common stock were issued and 2,466 shares of common stock that otherwise would have been issued were withheld by us in lieu of requiring the recipients to pay us the withholding taxes due upon vesting. All of these restricted stock units were granted prior to September 7, 2008. Restricted stock units granted under the Plans typically vest in equal annual installments over three or four years beginning on the first anniversary of the date of grant. Each restricted stock unit represents the right to receive a share of common stock at the time of vesting. As a result, restricted stock units are generally similar to restricted stock, except that restricted stock units do not confer voting rights on their holders. All restricted stock units were granted to persons who were employees or members of the Board of Directors of Fannie Mae.

In addition, during the quarter ended December 31, 2008, 15,490,568 shares of common stock were issued upon conversion of 10,053,599 shares of 8.75% Non-Cumulative Mandatory Convertible Preferred Stock,

Series 2008-1, at the option of the holders pursuant to the terms of the preferred stock. All series of preferred stock, other than the senior preferred stock, were issued prior to September 7, 2008.

The securities we issue are “exempted securities” under laws administered by the SEC to the same extent as securities that are obligations of, or are guaranteed as to principal and interest by, the United States, except that, under the Regulatory Reform Act, our equity securities are not treated as exempted securities for purposes of Section 12, 13, 14 or 16 of the Exchange Act. As a result, we do not file registration statements or prospectuses with the SEC under the Securities Act with respect to our securities offerings.

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

Fannie Mae’s securities offerings are exempted from SEC registration requirements, except that, under the Regulatory Reform Act, our equity securities are not treated as exempted securities for purposes of Section 12, 13, 14 or 16 of the Exchange Act. As a result, we are not required to and do not file registration statements or prospectuses with the SEC under the Securities Act with respect to our securities offerings. To comply with the disclosure requirements of Form 8-K relating to the incurrence of material financial obligations, we report our incurrence of these types of obligations either in offering circulars or prospectuses (or supplements thereto) that we post on our Web site or in a current report on Form 8-K, in accordance with a “no-action” letter we received from the SEC staff. In cases where the information is disclosed in a prospectus or offering circular posted on our Web site, the document will be posted on our Web site within the same time period that a prospectus for a non-exempt securities offering would be required to be filed with the SEC.

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

We are providing our Web site address solely for your information. Information appearing on our Web site is not incorporated into this annual report on Form 10-K.

Purchases of Equity Securities by the Issuer

The following table shows shares of our common stock we repurchased during the fourth quarter of 2008.

			Total Number of	Maximum Number of
	Total		Shares Purchased as	Shares that
	Number of	Average	Part of Publicly	May Yet be
	Shares	Price Paid	Announced	Purchased Under
	Purchased(1)	per Share	Program(2)	the Program(3)
	(Shares in thousands)

2008
October 1-31	12	$1.43	—	55,785
November 1-30	8	0.62	—	54,117
December 1-31	12	0.70	—	52,949

Total	32	—	—	—

(1)	Consists of shares of common stock reacquired from employees to pay an aggregate of approximately $30,000 in withholding taxes due upon the vesting of previously issued restricted stock. Does not include 10,053,599 shares of Mandatory Convertible Preferred Stock, Series 2008-1 received from holders upon conversion of the preferred shares.

(2)	On January 21, 2003, we publicly announced that the Board of Directors had approved a share repurchase program (the “General Repurchase Authority”) under which we could purchase in open market transactions the sum of (a) up to 5% of the shares of common stock outstanding as of December 31, 2002 (49.4 million shares) and (b) additional shares to offset stock issued or expected to be issued under our employee benefit plans. No shares were repurchased during the fourth quarter of 2008 pursuant to the General Repurchase Authority. The General Repurchase Authority has no specified expiration date. Under the terms of the senior preferred stock purchase agreement, we are prohibited from purchasing Fannie Mae common stock without the prior written consent of Treasury. As a result of this prohibition, we do not intend to make further purchases under the General Repurchase Authority at this time.

(3)	Consists of the total number of shares that may yet be purchased under the General Repurchase Authority as of the end of the month, including the number of shares that may be repurchased to offset stock that may be issued pursuant to awards outstanding under our employee benefit plans. Repurchased shares are first offset against any issuances of stock under our employee benefit plans. To the extent that we repurchase more shares in a given month than have been issued under our plans, the excess number of shares is deducted from the 49.4 million shares approved for repurchase under the General Repurchase Authority. See “Notes to Consolidated Financial Statements—Note 14, Stock-Based Compensation Plans,” for information about shares issued, shares expected to be issued, and shares remaining available for grant under our employee benefit plans. Shares that remain available for grant under our employee benefit plans are not included in the amount of shares that may yet be purchased reflected in the table above.

Item 6.	Selected Financial Data

The selected consolidated financial data presented below is summarized from our results of operations for the five-year period ended December 31, 2008, as well as selected consolidated balance sheet data as of the end of each year within this five-year period. Certain prior period amounts have been reclassified to conform to the current period presentation. This data should be reviewed in conjunction with the audited consolidated financial statements and related notes and with “Item 7—MD&A” included in this annual report on Form 10-K.

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in millions, except per share amounts)

Statement of operations data:(1)
Net interest income	$8,782	$4,581	$6,752	$11,505	$18,081
Guaranty fee income	7,621	5,071	4,250	4,006	3,715
Losses on certain guaranty contracts	—	(1,424)	(439)	(146)	(111)
Investment losses, net	(7,220)	(867)	(691)	(892)	(390)
Trust management income(2)	261	588	111	—	—
Fair value losses, net(3)	(20,129)	(4,668)	(1,744)	(4,013)	(12,532)
Administrative expenses	(1,979)	(2,669)	(3,076)	(2,115)	(1,656)
Credit-related expenses(4)	(29,809)	(5,012)	(783)	(428)	(363)
Other income (expenses), net(5)	(1,004)	(87)	244	(98)	(157)
(Provision) benefit for federal income taxes	(13,749)	3,091	(166)	(1,277)	(1,024)
Net (loss) income	(58,707)	(2,050)	4,059	6,347	4,967
Preferred stock dividends and issuance costs at redemption	(1,069)	(513)	(511)	(486)	(165)
Net (loss) income available to common stockholders	(59,776)	(2,563)	3,548	5,861	4,802

Per common share data:
Earnings (loss) per share:
Basic	$(24.04)	$(2.63)	$3.65	$6.04	$4.95
Diluted	(24.04)	(2.63)	3.65	6.01	4.94
Weighted-average common shares outstanding:
Basic(6)	2,487	973	971	970	970
Diluted	2,487	973	972	998	973
Cash dividends declared per share	$0.75	$1.90	$1.18	$1.04	$2.08

New business acquisition data:
Fannie Mae MBS issues acquired by third parties(7)	$434,711	$563,648	$417,471	$465,632	$462,542
Mortgage portfolio purchases(8)	196,645	182,471	185,507	146,640	262,647

New business acquisitions	$631,356	$746,119	$602,978	$612,272	$725,189

	As of December 31,
	2008	2007	2006	2005	2004
	(Dollars in millions)

Balance sheet data:
Investments in securities:
Trading	$90,806	$63,956	$11,514	$15,110	$35,287
Available-for-sale	266,488	293,557	378,598	390,964	532,095
Mortgage loans:
Loans held for sale	13,270	7,008	4,868	5,064	11,721
Loans held for investment, net of allowance	412,142	396,516	378,687	362,479	389,651
Total assets	912,404	879,389	841,469	831,686	1,018,188
Short-term debt	330,991	234,160	165,810	173,186	320,280
Long-term debt	539,402	562,139	601,236	590,824	632,831
Total liabilities	927,561	835,271	799,827	792,263	979,210
Senior preferred stock	1,000	—	—	—	—
Preferred stock	21,222	16,913	9,108	9,108	9,108
Total stockholders’ equity (deficit)	(15,314)	44,011	41,506	39,302	38,902

Regulatory capital data:
Net worth surplus (deficit)(9)	$(15,157)	$44,118	$41,642	$39,423	$38,978

Book of business data:
Mortgage portfolio(10)	$792,196	$727,903	$728,932	$737,889	$917,209
Fannie Mae MBS held by third parties(11)	2,289,459	2,118,909	1,777,550	1,598,918	1,408,047
Other guarantees(12)	27,809	41,588	19,747	19,152	14,825

Mortgage credit book of business(13)	$3,109,464	$2,888,400	$2,526,229	$2,355,959	$2,340,081

Guaranty book of business(14)	$2,975,710	$2,744,237	$2,379,986	$2,219,201	$2,167,433

Credit quality:
Nonperforming loans(15)	$119,232	$27,156	$13,846	$14,194	$11,734
Combined loss reserves	24,753	3,391	859	724	745
Combined loss reserves as a percentage of total guaranty book of business	0.83%	0.12%	0.04%	0.03%	0.03%
Combined loss reserves as a percentage of total nonperforming loans	20.76	12.49	6.20	5.10	6.35

	For the Year Ended December 31,
	2008		2007		2006		2005		2004

Performance ratios:
Net interest yield(16)	1.03%		0.57%		0.85%		1.31%		1.86%
Average effective guaranty fee rate (in basis points)(17)	31.0	bp	23.7	bp	22.2	bp	22.3	bp	21.8	bp
Credit loss ratio (in basis points)(18)	22.7	bp	5.3	bp	2.2	bp	1.1	bp	1.0	bp
Return on assets(19)*	(6.77)%		(0.30)		0.42%		0.63%		0.47%
Return on equity(20)*	(1,704.3)		(8.3)		11.3		19.5		16.6
Equity to assets(21)*	2.7		4.9		4.8		4.2		3.5
Dividend payout(22)	N/A		N/A		32.4		17.2		42.1
Earnings to combined fixed charges and preferred stock dividends and issuance costs at redemption	N/A		0.89:1		1.12:1		1.23:1		1.22:1

(1)	Certain prior periods amounts have been reclassified to conform to current period presentation.

(2)	We began separately reporting the revenues from trust management fees in our consolidated statements of operations effective November 2006. We previously included these revenues as a component of interest income. We have not reclassified prior period amounts to conform to the current period presentation.

(3)	Consists of the following: (a) derivatives fair value gains (losses), net; (b) trading securities gains (losses), net; (c) hedged mortgage assets gains (losses), net; (d) debt foreign exchange gains (losses), net; and (e) debt fair value gains (losses), net.

(4)	Consists of provision for credit losses and foreclosed property expense.

(5)	Consists of the following: (a) debt extinguishment gains (losses), net; (b) losses from partnership investments; and (c) fee and other income.

(6)	Includes for 2008 the weighted-average shares of common stock that would be issuable upon the full exercise of the warrant issued to Treasury from the date of conservatorship through the end of the year. Because the warrant’s exercise price of $0.00001 per share is considered non-substantive (compared to the market price of our common stock), the warrant was evaluated based on its substance over form. It was determined to have characteristics of non-voting common stock, and thus included in the computation of basic earnings (loss) per share.

(7)	Reflects unpaid principal balance of Fannie Mae MBS issued and guaranteed by us during the reporting period less: (a) securitizations of mortgage loans held in our mortgage portfolio during the reporting period and (b) Fannie Mae MBS purchased for our mortgage portfolio during the reporting period.

(8)	Reflects unpaid principal balance of mortgage loans and mortgage-related securities we purchased for our investment portfolio during the reporting period. Includes acquisition of mortgage-related securities accounted for as the extinguishment of debt because the entity underlying the mortgage-related securities has been consolidated in our consolidated balance sheet. Includes capitalized interest beginning in 2006.

(9)	Total assets less total liabilities.

(10)	Unpaid principal balance of mortgage loans and mortgage-related securities (including Fannie Mae MBS) held in our portfolio.

(11)	Reflects unpaid principal balance of Fannie Mae MBS held by third-party investors. The principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

(12)	Primarily includes long-term standby commitments we have issued and single-family and multifamily credit enhancements we have provided and that are not otherwise reflected in the table.

(13)	Reflects unpaid principal balance of the following: (a) mortgage loans held in our mortgage portfolio; (b) Fannie Mae MBS held in our mortgage portfolio; (c) non-Fannie Mae mortgage-related securities held in our investment portfolio; (d) Fannie Mae MBS held by third parties; and (e) other credit enhancements that we provide on mortgage assets. The principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

(14)	Reflects unpaid principal balance of the following: (a) mortgage loans held in our mortgage portfolio; (b) Fannie Mae MBS held in our mortgage portfolio; (c) Fannie Mae MBS held by third parties; and (d) other credit enhancements that we provide on mortgage assets. Excludes non-Fannie Mae mortgage-related securities held in our investment portfolio for which we do not provide a guaranty. The principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

(15)	Consists of on-balance sheet nonperforming loans held in our mortgage portfolio and off-balance sheet nonperforming loans in Fannie Mae MBS held by third parties. Prior to 2008, the nonperforming loans that we reported consisted of on-balance sheet nonperforming loans and did not include off-balance nonperforming loans in Fannie Mae MBS held by third parties. We have revised previously reported amounts to reflect the current period presentation.

(16)	Calculated based on net interest income for the reporting period divided by the average balance of total interest-earning assets during the period, expressed as a percentage.

(17)	Calculated based on guaranty fee income for the reporting period divided by average outstanding Fannie Mae MBS and other guarantees during the period, expressed in basis points.

(18)	Consists of (a) charge-offs, net of recoveries and (b) foreclosed property expense for the reporting period divided by the average guaranty book of business during the period, expressed in basis points. Refer to “Item 7—MD&A—Consolidated Results of Operations—Credit-Related Expenses—Credit Loss Performance Metrics” for information on the change we made in calculating our credit loss ratio effective January 1, 2007. Our credit loss ratios for periods prior to 2007 have been revised to reflect this change.

(19)	Calculated based on net income (loss) available to common stockholders for the reporting period divided by average total assets during the period, expressed as a percentage. This ratio is a measure that is generally used to evaluate how effectively a company deploys assets.

(20)	Calculated based on net income (loss) available to common stockholders for the reporting period divided by average outstanding common equity during the period, expressed as a percentage. This ratio is a measure that is generally used to evaluate a company’s efficiency in generating profit from equity.

(21)	Calculated based on average stockholders’ equity divided by average total assets during the reporting period, expressed as a percentage. This ratio is a measure that is generally used to evaluate the extent to which a company is using long-term funding to finance its assets and its longer term solvency.

(22)	Calculated based on common dividends declared during the reporting period divided by net income available to common stockholders for the reporting period, expressed as a percentage.

Note:

*	Average balances for purposes of ratio calculations are based on balances at the beginning of the year and at the end of each respective quarter for 2008 and 2007. Average balances for purposes of ratio calculations for all other years are based on beginning and end of year balances.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our consolidated financial statements as of December 31, 2008 and related notes. Readers should also review carefully “Part I—Item 1—Business—Executive Summary” for the most significant factors on which management and the conservator are focusing in operating and evaluating our business and financial position and prospects, including recent significant changes in our business operations and strategies. In addition, readers should review carefully “Part I—Item 1—Business—Forward-Looking Statements” and “Part I—Item 1A—Risk Factors” for a description of the forward-looking statements in this report and a discussion of the factors that might cause our actual results to differ, perhaps materially, from these forward-looking statements. Please refer to “Glossary of Terms Used in This Report” for an explanation of key terms used throughout this discussion.

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

We have identified four of our accounting policies as critical because they involve significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. These critical accounting policies and estimates are as follows:

•	Fair Value of Financial Instruments

•	Other-than-temporary Impairment of Investment Securities

•	Allowance for Loan Losses and Reserve for Guaranty Losses

•	Deferred Tax Assets

We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. Management has discussed each of these significant accounting policies, including the related estimates and judgments, with the Audit Committee of the Board of Directors. We rely on a number of valuation and risk models as the basis for some of the amounts recorded in our financial statements. Many of these models involve significant assumptions and have certain limitations. See “Part I—Item 1A—Risk Factors” for a discussion of the risks associated with the use of models.

Fair Value of Financial Instruments

The use of fair value to measure our financial instruments is fundamental to our financial statements and is a critical accounting estimate because we account for and record a substantial portion of our assets and liabilities at fair value. As we discuss more fully in “Notes to Consolidated Financial Statements—Note 20, Fair Value of Financial Instruments,” we adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) effective January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and outlines a fair value hierarchy based on the inputs to valuation techniques used to measure fair value. Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as an exit price). In determining fair value, we use various valuation techniques. We disclose the carrying value and fair value of our financial assets and liabilities and describe the specific valuation techniques used to determine the fair value of these financial instruments in “Notes to Consolidated Financial Statements—Note 20, Fair Value of Financial Instruments.”

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

The majority of our financial instruments carried at fair value fall within the level 2 category and are valued primarily utilizing inputs and assumptions that are observable in the marketplace, that can be derived from observable market data or that can be corroborated by recent trading activity of similar instruments with similar characteristics. For example, we generally request non-binding prices from at least four independent pricing services to estimate the fair value of our trading and available-for-sale investment securities at an individual security level. We use the average of these prices to determine the fair value. In the absence of such information or if we are not able to corroborate these prices by other available, relevant market information, we estimate their fair values based on single source quotations from brokers or dealers or by using internal calculations or discounted cash flow techniques that incorporate inputs, such as prepayment rates, discount rates and delinquency, default and cumulative loss expectations, that are implied by market prices for similar securities and collateral structure types. Because items classified as level 3 are valued using significant unobservable inputs, the process for determining the fair value of these items is generally more subjective and involves a high degree of management judgment and assumptions. These assumptions may have a significant effect on our estimates of fair value, and the use of different assumptions as well as changes in market conditions could have a material effect on our results of operations or financial condition.

Fair Value Hierarchy—Level 3 Assets and Liabilities

Our level 3 assets and liabilities consist primarily of financial instruments for which the fair value is estimated using valuation techniques that involve significant unobservable inputs because there is limited market activity and therefore little or no price transparency. Our level 3 financial instruments include certain mortgage- and asset-backed securities and residual interests, certain performing residential mortgage loans, nonperforming mortgage-related assets, our guaranty assets and buy-ups, our master servicing assets and certain highly structured, complex derivative instruments. As described in “Consolidated Results of Operations—Guaranty Fee Income,” we use the term “buy-ups” to refer to upfront payments that we make to lenders to adjust the monthly contractual guaranty fee rate so that the pass-through coupon rates on Fannie Mae MBS are in more easily tradable increments of a whole or half percent.

The following discussion identifies the types of financial assets we hold within each balance sheet category that are based on level 3 inputs and the valuation techniques we use to determine their fair values, including key inputs and assumptions.

•	Trading and Available-for-Sale Investment Securities. Our financial instruments within these asset categories that are classified as level 3 primarily consist of mortgage-related securities backed by Alt-A loans, subprime loans and manufactured housing loans and mortgage revenue bonds. We have relied on external pricing services to estimate the fair value of these securities and validated those results with our internally-derived prices, which may incorporate spread, yield, or vintage and product matrices, and standard cash flow discounting techniques. The inputs we use in estimating these values are based on multiple factors, including market observations, relative value to other securities, and non-binding dealer quotations. When we are not able to corroborate vendor-based prices, we rely on management’s best estimate of fair value.

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

Fair value measurements related to financial instruments that are reported at fair value in our consolidated financial statements each period, such as our trading and available-for-sale securities and derivatives, are referred to as recurring fair value measurements. Fair value measurements related to financial instruments that are not reported at fair value each period, such as held-for-sale mortgage loans, are referred to non-recurring fair value measurements.

Table 2 presents a comparison, by balance sheet category, of the amount of financial assets carried in our consolidated balance sheets at fair value on a recurring basis and classified as level 3 as of December 31, 2008 and September 30, 2008. The availability of observable market inputs to measure fair value varies based on changes in market conditions, such as liquidity. As a result, we expect the amount of financial instruments carried at fair value on a recurring basis and classified as level 3 to vary each period.

Table 2:  Level 3 Recurring Financial Assets at Fair Value

	As of
	December 31,	September 30,
Balance Sheet Category	2008	2008
	(Dollars in millions)

Trading securities	$12,765	$14,173
Available-for-sale securities	47,837	53,323
Derivatives assets	362	280
Guaranty assets and buy-ups	1,083	1,866

Level 3 recurring assets	$62,047	$69,642

Total assets	$912,404	$896,615
Total recurring assets measured at fair value	$359,246	$363,689
Level 3 recurring assets as a percentage of total assets	7%	8%
Level 3 recurring assets as a percentage of total recurring assets measured at fair value	17%	19%
Total recurring assets measured at fair value as a percentage of total assets	39%	41%

Level 3 recurring assets totaled $62.0 billion, or 7% of our total assets, as of December 31, 2008, compared with $69.6 billion, or 8% of our total assets, as of September 30, 2008, and $41.3 billion, or 5% of our total assets, as of the beginning of 2008. The increase in assets classified as level 3 during 2008 resulted from the net transfer of approximately $38.4 billion in assets to level 3 from level 2, which was partially offset by liquidations during the period. These assets primarily consisted of private-label mortgage-related securities backed by Alt-A or subprime loans. The net transfers to level 3 from level 2 reflected the ongoing effects of the extreme disruption in the mortgage market and severe reduction in market liquidity for certain mortgage products, such as private-label mortgage-related securities backed by Alt-A or subprime loans. Because of the reduction in recently executed transactions and market price quotations for these instruments, the market inputs for these instruments are less observable.

Financial assets measured at fair value on a non-recurring basis and classified as level 3, which are not presented in the table above, include held-for-sale loans that are measured at lower of cost or fair value and that were written down to fair value during the period. Held-for-sale loans that were reported at fair value, rather than amortized cost, totaled $1.3 billion as of December 31, 2008. In addition, certain other financial assets carried at amortized cost that have been written down to fair value during the period due to impairment are classified as non-recurring. The fair value of these level 3 non-recurring financial assets, which primarily consisted of certain guaranty assets, LIHTC partnership investments and acquired property, totaled $22.4 billion as of December 31, 2008. Our LIHTC investments trade in a market with limited observable transactions. We determine the fair value of our LIHTC investments using internal models that estimate the present value of the expected future tax benefits (tax credits and tax deductions for net operating losses) expected to be generated from the properties underlying these investments. Our estimates are based on assumptions that other market participants would use in valuing these investments. The key assumptions used in our models, which require significant management judgment, include discount rates and projections related to the amount and timing of tax benefits. We compare the model results to the limited number of observed market transactions and make adjustments to reflect differences between the risk profile of the observed market transactions and our LITHC investments.

Financial liabilities measured at fair value on a recurring basis and classified as level 3 as of December 31, 2008 consisted of long-term debt with a fair value of $2.9 billion and derivatives liabilities with a fair value of $52 million.

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

Our Valuation Oversight Committee, which includes senior representation from business areas, our Enterprise Risk Office and our Finance Division, is responsible for reviewing and approving the valuation methodologies and pricing models used in our fair value measurements and any significant valuation adjustments, judgments, controls and results. Actual valuations are performed by personnel independent of our business units. Our Price Verification Group, which is an independent control group separate from the group that is responsible for obtaining the prices, also is responsible for performing monthly independent price verification. The Price Verification Group also performs independent reviews of the assumptions used in determining the fair value of products we hold that have material estimation risk because observable market-based inputs do not exist.

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

The dislocation of historical pricing relationships between certain financial instruments persisted during 2008 due to the ongoing and deepening housing and financial market crisis. These conditions, which have resulted in greater market volatility, wider credit spreads and a lack of price transparency, have made the measurement of fair value more difficult and complex for some financial instruments, particularly for financial instruments for which there is no active market, such as our guaranty contracts and loans purchased with evidence of credit deterioration. Because of the significant judgment involved in measuring the fair value of these specific financial instruments and the complexity of the accounting for these items, we provide more detailed information below on our fair value measurement process and accounting.

Fair Value of Guaranty Obligations

When we issue Fannie Mae MBS, we record in our consolidated balance sheets a guaranty asset that represents the present value of cash flows expected to be received as compensation over the life of the guaranty. As guarantor of our Fannie Mae MBS issuances, we also recognize at inception of the guaranty the fair value of our obligation to stand ready to perform over the term of the guaranty. As described in “Notes to Consolidated Financial Statements—Note 2, Summary of Significant Accounting Policies,” we record this amount in our consolidated balance sheets as a component of “Guaranty obligations.” The fair value of our guaranty obligations consists of the following: (1) compensation to cover estimated default costs, including estimated unrecoverable principal and interest that will be incurred over the life of the underlying mortgage loans backing our Fannie Mae MBS; (2) estimated foreclosure-related costs; (3) estimated administrative and other costs related to our guaranty; and (4) an estimated market risk premium, or profit, that a market participant would require to assume the obligation.

Fair Value Measurement and Accounting Effective January 1, 2008

Effective January 1, 2008, as part of our implementation of SFAS 157, we changed our approach to measuring the fair value of our guaranty obligations. Specifically, we adopted a measurement approach that is based upon an estimate of the compensation that we would require to issue the same guaranty in a standalone arm’s-length transaction with an unrelated party. For a guarantee issued in a lender swap transaction after December 31, 2007, we measure the fair value of the guaranty obligation at inception based on the fair value of the total compensation we expect to receive, which primarily consists of the guaranty fee, credit enhancements, buy-downs, risk-based price adjustments and our right to receive interest income during the float period in excess of the amount required to compensate us for master servicing. See “Consolidated Results of Operations—Guaranty Fee Income” for a description of buy-downs and risk-based price adjustments. Because the fair value of the guaranty obligation at inception, for guaranty contracts issued after December 31, 2007, is equal to the fair value of the total compensation we expect to receive, we no longer recognize losses or record deferred profit at inception of our lender swap transactions, which represent the bulk of our guaranty transactions.

We also changed how we measure the fair value of our existing guaranty obligations to be consistent with our approach for measuring guaranty obligations at initial recognition. This change, which affects the fair value amounts disclosed in “Supplemental Non-GAAP Information—Fair Value Balance Sheets” and in “Notes to Consolidated Financial Statements—Note 20, Fair Value of Financial Instruments,” does not affect the amounts recorded in our results of operations or consolidated balance sheets. The fair value of any guaranty obligation measured after its initial recognition represents our estimate of a hypothetical transaction price we would receive if we were to issue our guaranty to an unrelated party in a standalone arm’s-length transaction at the measurement date. We continue to use the models and inputs that we used prior to our adoption of SFAS 157 to estimate this fair value, which we calibrate to our current market pricing. The estimated fair value of our guaranty obligations as of each balance sheet date will always be greater than our estimate of future expected credit losses in our existing guaranty book of business as of that date because the fair value of our guaranty obligations includes an estimated market risk premium, or profit, that a market participant would require to assume our existing obligations.

Fair Value Measurement and Accounting Prior to January 1, 2008

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

The accounting for guarantees issued prior to January 1, 2008 is unchanged with our adoption of SFAS 157. Accordingly, the guaranty obligation amounts recorded in our consolidated balance sheets attributable to these guarantees will continue to be amortized in accordance with our established accounting policy. This change, however, affects how we determine the fair value of our existing guaranty obligations as of each balance sheet date. See “Supplemental Non-GAAP Information—Fair Value Balance Sheets” and “Notes to Consolidated Financial Statements—Note 20, Fair Value of Financial Instruments” for additional information regarding the impact of this change.

Following is an example to illustrate how losses recorded at inception on certain guaranty contracts issued prior to January 1, 2008 affect our earnings over time. Assume that within one of our guaranty contracts, we have an individual Fannie Mae MBS issuance for which the present value of the guaranty fees we expect to receive over time based on both a five-year contractual period and expected life of the fixed-rate loans underlying the MBS totals $100. Based on market expectations, we estimate that a market participant would require $120 to assume the risk associated with our guaranty of the principal and interest due to investors in the MBS trust. To simplify the accounting in our example, we assume that the expected life of the underlying loans remains the same over the five-year contractual period and the annual scheduled principal and interest loan payments are equal over the five-year period.

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

As illustrated in the example, the $20 loss recognized at inception of the guaranty contract will be accreted into earnings over time as a component of guaranty fee income. For additional information on our accounting for guaranty transactions, which is more complex than the example presented, refer to “Notes to Consolidated Financial Statements—Note 2, Summary of Significant Accounting Policies.”

Prior to January 1, 2008, we based the fair value of the guaranty obligations that we recorded when we issued Fannie Mae MBS on market information obtained from spot transaction prices, when available. In the absence of spot transaction data, which was the case for the substantial majority of our guarantees, we estimated the fair value using internal models that project the future credit performance of the loans underlying our guaranty obligations under a variety of economic scenarios. Key inputs and assumptions used in these models that affected the fair value of our guaranty obligations were home price growth rates and an estimated market rate of return.

Effect on Credit-Related Expenses

As described in “Notes to Consolidated Financial Statements—Note 2, Summary of Significant Accounting Policies,” subsequent to the inception of our guaranty obligations, we establish a “Reserve for guaranty losses” through a recurring process by which the probable and estimable losses incurred on homogeneous pools of loans underlying our MBS trusts are recognized as of each balance sheet date in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”). We recognize incurred losses in our consolidated statements of operations as a part of our “Provision for credit losses” and as “Foreclosed property expense.” See “Allowance for Loan Losses and Reserve for Guaranty Losses” below for additional information on our loss reserve process. See “Consolidated Results of Operations—Credit-Related Expenses” for a discussion of our credit-related expenses and credit losses.

Our loss reserves reflect only probable losses that we believe have been incurred as of the balance sheet date. They do not represent an estimate of future expected credit losses. In contrast, the estimated fair value of our guaranty obligations incorporates future expected credit losses plus an estimated profit. Because of the severe deterioration in the mortgage and credit markets, coupled with the current economic crisis, there is significant uncertainty regarding the full extent of future credit losses in the mortgage sector.

Fair Value of Loans Purchased with Evidence of Credit Deterioration

We have the option to purchase delinquent loans underlying our Fannie Mae MBS trusts under specified conditions, which we describe in “Item 1—Business—Business Segments—Single-Family Credit Guaranty Business—MBS Trusts.” The acquisition cost for loans purchased from MBS trusts is the unpaid principal balance of the loan plus accrued interest. We generally are required to purchase the loan if it is delinquent 24 consecutive months and is still in the MBS trust at that time. As long as the loan or REO property remains in the MBS trust, we continue to pay principal and interest to the MBS trust under the terms of our guaranty arrangement.

As described in “Notes to Consolidated Financial Statements—Note 2, Summary of Significant Accounting Policies,” when we purchase loans that are within the scope of SOP 03-3, we record our net investment in these seriously delinquent loans at the lower of the acquisition cost of the loan or the estimated fair value at the date of purchase. To the extent the acquisition cost exceeds the estimated fair value, we record a SOP 03-3 fair value loss charge-off against the “Reserve for guaranty losses” at the time we acquire the loan. We reduce the “Guaranty obligation” (in proportion to the “Guaranty asset”) as payments on the loans underlying our MBS are received, including those resulting from the purchase of seriously delinquent loans from MBS trusts, and report the reduction as a component of “Guaranty fee income.” These prepayments may cause an impairment of the “Guaranty asset,” which results in a proportionate reduction in the corresponding “Guaranty obligation” and recognition of income. We place acquired loans on nonaccrual status and classify them as nonperforming when we believe collectability of interest or principal on the loan is not reasonably assured. If we subsequently determine that the collectability of principal and interest is reasonably assured, we return the loan to accrual status. While the loan is on nonaccrual status, we do not recognize income on the loan. We apply any cash receipts towards the recovery of the interest receivable at acquisition and to past due principal payments. We may, however, subsequently recover a portion or the full amount of these SOP 03-3 fair value losses as discussed below.

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

Following is an example of how SOP 03-3 fair value losses, credit-related expenses and credit losses related to loans underlying our guaranty contracts are recorded in our consolidated financial statements. This example shows the accounting and effect on our financial statements of the following events: (a) we purchase a seriously delinquent loan subject to SOP 03-3 from an MBS trust; (b) we foreclose on this mortgage loan; and (c) we sell the foreclosed property that served as collateral for the loan. This example is based on the following assumptions:

•	We purchase from an MBS trust a seriously delinquent loan that has an unpaid principal balance and accrued interest of $100 at a cost of $100. The estimated fair value at the date of purchase is $70.

•	We foreclose upon the mortgage loan and record the acquired REO property at the appraised fair value, net of estimated selling costs, which is $80.

•	We sell the REO property for $85.

	Accounting Impact of Assumptions
	Initial
	Purchase		Sale of	Cumulative
	of Loan	Subsequent	Foreclosed	Earnings
	from Trust(a)	Foreclosure(b)	Property(c)	Impact

Consolidated Balance Sheet:
Assets:
Mortgage loans	$70	$(70)	$—
Acquired property, net	—	80	(80)
Liabilities:
Reserve for guaranty losses—beginning balance(1)	$—	$—	$—
Plus: Provision for credit losses attributable to SOP 03-3 fair value losses	30
Less: Charge-offs related to initial purchase discount on SOP 03-3 loans	(30)	—	—
Plus: Recoveries	—	—	—

Reserve for guaranty losses—ending balance(1)	$—	$—	$—

Consolidated Statement of Operations:
Provision for credit losses attributable to SOP 03-3 fair value losses	$(30)	$—	$—	$(30)
Foreclosed property income (expense)	—	10	5	15

Net pre-tax income (loss) effect	$(30)	$10	$5	$(15)

(1)	The adjustment to the “Provision for credit losses” is presented for illustrative purposes only. We actually determine our “Reserve for guaranty losses” by aggregating homogeneous loans into pools based on similar underlying risk characteristics in accordance with SFAS 5. Accordingly, we do not have a specific reserve or provision attributable to each delinquent loan purchased from an MBS trust.

As indicated in the example above, we would record the loan at the estimated fair value of $70 and record an SOP 03-3 fair value loss of $30 as a charge-off to the reserve for guaranty losses when we acquire the delinquent loan from the MBS trust. We record a provision for credit losses each period to adjust the reserve for guaranty losses to reflect the probable credit losses incurred on loans remaining in MBS trusts. Assuming all other things were equal, the SFAS 5 reserve for guaranty losses is reduced at period end because the purchased loan is no longer included in the population for which the SFAS 5 reserve is determined. Therefore, if the charge-off for the SOP 03-3 fair value loss is greater than the decrease in the reserve caused by removing the loan from the population subject to SFAS 5, an incremental loss will be recognized through the provision for credit losses in the period the loan is purchased. We would record the REO property acquired through foreclosure at the appraised fair value, net of estimated selling costs, of $80. Although we recorded an initial SOP 03-3 fair value loss of $30, the actual credit-related expense we experience on this loan would be $15, which represents the difference between the amount we paid for the loan and the amount we received from the sale of the acquired REO property, net of selling costs.

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

Our estimate of the fair value of delinquent loans purchased from MBS trusts is based upon an assessment of what a market participant would pay for the loan at the date of acquisition. Prior to July 2007, we estimated the initial fair value of these loans using internal prepayment, interest rate and credit risk models that incorporated market-based inputs of certain key factors, such as default rates, loss severity and prepayment speeds. Beginning in July 2007, the mortgage markets experienced a number of significant events, including a dramatic widening of credit spreads for mortgage securities backed by higher risk loans, a large number of credit downgrades of higher risk mortgage-related securities, and a severe reduction in market liquidity for certain mortgage-related transactions. As a result of this extreme disruption in the mortgage markets, we concluded that our model-based estimates of fair value for delinquent loans were no longer aligned with the market prices for these loans. Therefore, we began obtaining indicative market prices from large, experienced dealers and used an average of these market prices to estimate the initial fair value of delinquent loans purchased from MBS trusts. These prices, which reflect the significant decline in the value of mortgage assets due to the deterioration in the housing and credit markets, have resulted in a substantial increase in the SOP 03-3 fair value loss we record when we purchase a delinquent loan from an MBS trust.

See “Consolidated Results of Operations—Credit-Related Expenses” for a discussion of our SOP 03-3 fair value losses.

Other-than-temporary Impairment of Investment Securities

We evaluate available-for-sale securities in an unrealized loss position as of the end of each quarter for other-than-temporary impairment. This evaluation is based on an assessment of whether it is probable that we will not collect all of the contractual amounts due and our ability and intent to hold the securities in an unrealized loss position until they recover in value. Our evaluation requires management judgment and a consideration of many factors, including, but not limited to, the severity and duration of the impairment; recent events specific to the issuer and/or the industry to which the issuer belongs; and external credit ratings. Although an external rating agency action or a change in a security’s external credit rating is one criterion in our assessment of other-than-temporary impairment, a rating action alone is not necessarily indicative of other-than-temporary impairment.

We employ models to assess the expected performance of our securities under hypothetical scenarios. These models consider particular attributes of the loans underlying our securities and assumptions about changes in the economic environment, such as home prices and interest rates, to predict borrower behavior and the impact on default frequency, loss severity and remaining credit enhancement. We use these models to estimate the expected cash flows (“recoverable amount”) from our securities in assessing whether it is probable that we will not collect all of the contractual amounts due. If the recoverable amount is less than the contractual principal and interest due, we may determine, based on this factor in combination with our assessment of other relevant factors, that the security is other-than-temporarily impaired. If we make that determination, the amount of other-than-temporary impairment is determined by reference to the security’s current fair value, rather than the expected cash flows of the security. We write down any other-than-temporarily impaired available-for-sale security to its current fair value, record the difference between the amortized cost basis and the fair value as an other-than-temporary loss in our consolidated statements of operations and establish a new cost basis for the security based on the current fair value. The fair value measurement we use to determine the amount of other-than-temporary impairment to record may be less than the actual amount we expect to realize by holding the security to maturity. Accordingly, we may subsequently recover some other-than-temporary impairment amounts if we collect all of the contractual principal and interest payments due on the security or if we sell the security at an amount greater than its carrying value.

The guidelines we generally follow in determining whether a security is other-than-temporarily impaired are outlined below.

•	We generally view changes in the fair value of our available-for-sale securities caused by movements in interest rates to be temporary and do not recognize other-than-temporary impairment on these securities.

•	If we either decide to sell a security in an unrealized loss position or determine that a security in an unrealized loss position may be sold in future periods prior to recovery of the impairment, we identify the security as other-than-temporarily impaired in the period that we make the decision to sell or determine that the security may be sold.

•	For securities in an unrealized loss position resulting primarily from movements in interest rates, we generally do not recognize other-than-temporary impairment if we have the intent and ability to hold such securities until the earlier of recovery of the unrealized loss amounts or maturity.

•	For securities in an unrealized loss position due to factors other than movements in interest rates, such as the widening of credit spreads, we consider whether it is probable that we will not collect all of the contractual cash flows. If we determine that it is probable that we will not collect all of the contractual cash flows or we do not have the ability or the intent to hold the security until recovery, we consider the impairment to be other-than-temporary. For all other securities in an unrealized loss position, we have the ability and positive intent to hold the securities until the earlier of full recovery or maturity.

See “Consolidated Balance Sheet Analysis—Mortgage Investments—Trading and Available-for-Sale Investment Securities—Investments in Private-Label Mortgage-Related Securities” for a discussion of other-than-temporary impairment recognized on our investments in Alt-A and subprime private-label securities.

Allowance for Loan Losses and Reserve for Guaranty Losses

We maintain an allowance for loan losses for loans in our mortgage portfolio classified as held-for-investment. We maintain a reserve for guaranty losses for loans that back Fannie Mae MBS we guarantee and loans that we have guaranteed under long-term standby commitments. We report the allowance for loan losses and reserve for guaranty losses as separate line items in the consolidated balance sheets. These amounts, which we collectively refer to as our combined loss reserves, represent our best estimate of credit losses incurred in our guaranty book of business as of the balance sheet date. We calculate our loss reserves using internally developed statistical loss curve models, and we use the same methodology to determine both our allowance for loan losses and reserve for guaranty losses, as the relevant factors affecting credit risk are the same.

To calculate the loss reserves for our single-family guaranty book of business, we aggregate homogeneous loans into pools based on common underlying risk characteristics, such as origination year and seasoning, original loan-to-value (“LTV”) ratio and loan product type. Based on the historical performance of the loans in our guaranty book of business, we develop loss curve models that reflect loan pools with similar risk attributes. We use these loss curve models to estimate how many loans will default (“default rate”). We then assess recent performance of these loan pools to estimate how much of the loans’ balances will be lost in the event of default (“loss severity”). If necessary, we may make adjustments to our historically developed assumptions to reflect our assessment of the current impact of economic factors not yet reflected in the historical data underlying our loss estimates, such as local and national economic trends, including rising unemployment rates; changes in underwriting standards or loss mitigation practices; and changes in the regulatory environment.

To calculate the loss reserves for our multifamily guaranty book of business, we individually evaluate loans that we believe may be at risk of impairment by assessing the risk profile, repayment prospects and the collateral values underlying the loan. We calculate a loss reserve for all other multifamily loans based on the historical loss experience of loans with similar risk characteristics.

Determining our combined loss reserves is complex and requires judgment by management about the effect of matters that are inherently uncertain. The key inputs and assumptions that drive our loss reserves include:

•	loss severity trends;

•	default experience;

•	expected proceeds from credit enhancements, such as primary mortgage insurance;

•	collateral valuation; and

•	identification and assessment of the impact of current economic factors.

Changes in one or more of the key inputs or assumptions used in calculating our loss reserves could have a material impact on our loss reserves and provision for credit losses. We regularly update our loss forecast models to incorporate current loan performance data, monitor the delinquency and default experience of our homogenous loan pools, and adjust our underlying estimates and assumptions as necessary to reflect our view of current economic and market conditions. Although our loss reserve process benefits from extensive historical loan performance data, this process is subject to risks and uncertainties, including a reliance on historical loss information that may not be representative of current conditions. When market conditions change rapidly and dramatically, as they did during 2008, the historical loan performance underlying our models and loss estimates may not keep pace with changing market conditions. We address this risk by monitoring the delinquency and default experience of our homogenous loan pools and by considering the impact of current economic and market conditions. Our senior management is actively involved in the review and approval of our loss reserves. Our Enterprise Risk Office, through a designated Allowance for Loan

Losses Oversight Committee, reviews our loss reserve methodology on a quarterly basis and evaluates the adequacy of our loss reserves in the light of the factors described above.

As a result of the rapidly changing and deteriorating housing and credit market conditions during 2008 and 2007, and the sharp economic downturn during 2008, we have made recent changes in some of the key assumptions used in calculating our loss reserves. During 2007, we transitioned to a shorter historical time period of one-quarter to develop our average loss severity estimates. We previously had transitioned from using a two-year historical loss severity period to using a one-year historical loss severity period in late 2006. In addition, although our default rates generally are based on loss curves developed from available historical loan performance data dating back to 1980, we use a one-quarter look-back period to generate our default loss curve for loans originated in 2006 and 2007, and for Alt-A loans originated in 2005. We believe this shorter, more near-term loss curve better reflects the significantly higher default rates for these loans relative to the default rates for other loan product types.

In the fourth quarter of 2008, we made loan aggregation changes in our models to allow us to more directly capture the increased severity associated with loans originated in 2006 and 2007, and Alt-A loans originated in 2005. We also made adjustments to our model results to capture incremental losses not fully reflected in our models related to geographically concentrated areas that are experiencing severe stress as a result of significant home price declines and economic conditions. These changes, which had a significant adverse impact on our loss reserves, stemmed from: (1) higher severities and higher unpaid principal balance loan exposure at default relating to loans originated in 2006 and 2007, and Alt-A loans originated in 2005; (2) the sharp rise in unemployment rates in the second half of 2008 that is not yet fully reflected in our loan allowance model; and (3) the significant adverse impact of geographically concentrated stress, particularly in California, Florida, Nevada, Arizona and the Midwest. These changes accounted for approximately $3.9 billion of our combined loss reserves of $24.8 billion as of December 31, 2008.

The “Provision for credit losses” line item in our consolidated statements of operations represents the amount necessary to adjust the loss reserves each period to a level that management believes reflects estimated incurred losses as of the balance sheet date. We charge-off loans against our loss reserves when management determines that the loan is uncollectible, typically upon foreclosure of the loan, and record certain recoveries of previously charged off-amounts as an increase to the reserves. We provide additional information on our loss reserves and the impact of adjustments to our loss reserves on our consolidated financial statements in “Consolidated Results of Operations—Credit-Related Expenses” and “Notes to Consolidated Financial Statements—Note 5, Allowance for Loan Losses and Reserve for Guaranty Losses.”

Deferred Tax Assets

We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits. In the third quarter of 2008, we recorded a non-cash charge of $21.4 billion to establish a partial deferred tax asset valuation allowance. In the fourth quarter of 2008, we recorded an additional deferred tax asset valuation allowance of $9.4 billion, which represented the reserve for the tax benefit associated with the pre-tax loss we incurred in the fourth quarter of 2008. The additional $9.4 billion valuation allowance increased our total deferred tax asset valuation allowance to $30.8 billion as of December 31, 2008, resulting in a reduction in our net deferred tax assets to $3.9 billion as of December 31, 2008, compared with $13.0 billion as of December 31, 2007.

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

As of September 30, 2008, we were in a cumulative book taxable loss position for more than a twelve-quarter period. For purposes of establishing a deferred tax valuation allowance, this cumulative book taxable loss position is considered significant, objective evidence that we may not be able to realize some portion of our deferred tax assets in the future. Our cumulative book taxable loss position was caused by the negative impact on our results from the weak housing and credit market conditions over the past year. These conditions deteriorated dramatically during the third quarter of 2008, causing a significant increase in our pre-tax loss for the third quarter of 2008, due in part to much higher credit losses, and downward revisions to our projections of future results. As a result of the current housing and financial market crisis, our projections of future credit losses have become more uncertain.

As of September 30, 2008, we concluded that it was more likely than not that we would not generate sufficient taxable income in the foreseeable future to realize all of our deferred tax assets. Our conclusion was based on our consideration of the relative weight of the available evidence, including the rapid deterioration of market conditions discussed above, the uncertainty of future market conditions on our results of operations and significant uncertainty surrounding our future business model as a result of the placement of the company into conservatorship by FHFA on September 6, 2008. This negative evidence was the basis for the establishment of the partial deferred tax valuation allowance during 2008. We did not, however, establish a valuation allowance for the deferred tax asset related to unrealized losses recorded in AOCI on our available-for-sale securities. We believe this deferred tax amount, which totaled $3.9 billion as of December 31, 2008, is recoverable because we have the intent and ability to hold these securities until recovery of the unrealized loss amounts.

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

See “Notes to Consolidated Financial Statements—Note 12, Income Taxes” of this report for additional information, including a detail on the components of our deferred tax assets and deferred tax liabilities as of December 31, 2008 and 2007.

CONSOLIDATED RESULTS OF OPERATIONS

Our business generates revenues from four principal sources: net interest income; guaranty fee income; trust management income; and fee and other income. Other significant factors affecting our results of operations include: fair value gains and losses; the timing and size of investment gains and losses; credit-related expenses; losses from partnership investments; administrative expenses and our effective tax rate. We expect high levels of period-to-period volatility in our results of operations and financial condition, principally due to changes in market conditions that result in periodic fluctuations in the estimated fair value of financial instruments that we mark-to-market through our earnings. These instruments include trading securities and derivatives not designated for hedge accounting. The estimated fair value of our trading securities and derivatives may fluctuate substantially from period to period because of changes in interest rates, credit spreads and expected interest rate volatility, as well as activity related to these financial instruments.

The section below provides a comparative discussion of our consolidated results of operations for the three-year period ended December 31, 2008. Following this section, we provide a discussion of our business segment results. Table 3 presents a condensed summary of our consolidated results of operations for 2008, 2007 and 2006 and selected market data that we believe are useful in evaluating changes in our results between periods.

Table 3:  Condensed Consolidated Results of Operations and Selected Market Data(1)

				Variance
	For the Year Ended December 31,			2008 vs. 2007		2007 vs. 2006
	2008	2007	2006	$	%	$	%
	(Dollars in millions, except per share amounts)

Net interest income	$8,782	$4,581	$6,752	$4,201	92%	$(2,171)	(32)%
Guaranty fee income	7,621	5,071	4,250	2,550	50	821	19
Trust management income(2)	261	588	111	(327)	(56)	477	430
Fee and other income	772	965	908	(193)	(20)	57	6

Net revenues	$17,436	$11,205	$12,021	$6,231	56%	$(816)	(7)%

Losses on certain guaranty contracts	—	(1,424)	(439)	1,424	100	(985)	(224)
Investment losses, net	(7,220)	(867)	(691)	(6,353)	(733)	(176)	(25)
Fair value losses, net(3)	(20,129)	(4,668)	(1,744)	(15,461)	(331)	(2,924)	(168)
Losses from partnership investments	(1,554)	(1,005)	(865)	(549)	(55)	(140)	(16)
Administrative expenses	(1,979)	(2,669)	(3,076)	690	26	407	13
Credit-related expenses(4)	(29,809)	(5,012)	(783)	(24,797)	(495)	(4,229)	(540)
Other non-interest expenses(5)	(1,294)	(686)	(210)	(608)	(89)	(476)	(227)

Income (loss) before federal income taxes and extraordinary gains (losses)	(44,549)	(5,126)	4,213	(39,423)	(769)	(9,339)	(222)
(Provision) benefit for federal income taxes	(13,749)	3,091	(166)	(16,840)	(545)	3,257	1,962
Extraordinary (losses) gains, net of tax effect	(409)	(15)	12	(394)	(2,627)	(27)	(225)

Net (loss) income	$(58,707)	$(2,050)	$4,059	$(56,657)	(2,764)%	$(6,109)	(151)%

Diluted earnings (loss) per common share	$(24.04)	$(2.63)	$3.65	$(21.41)	(814)%	$(6.28)	(172)%

(1)	Certain prior period amounts have been reclassified to conform with the current period presentation in our consolidated statements of operations.

(2)	We began separately reporting the revenues from trust management fees in our consolidated statements of operations effective November 2006. We previously included these revenues as a component of interest income.

(3)	Consists of the following: (a) derivatives fair value gains (losses), net; (b) trading securities gains (losses), net; (c) hedged mortgage assets gains (losses), net; (d) debt foreign exchange gains (losses), net; and (e) debt fair value gains (losses), net.

(4)	Consists of provision for credit losses and foreclosed property expense.

(5)	Consists of the following: (a) debt extinguishment gains (losses), net; (b) minority interest in earnings (losses) of consolidated subsidiaries and (c) other expenses.

Net Interest Income

Net interest income represents the difference between interest income and interest expense and is a primary source of our revenue. Interest income consists of interest on our interest-earning assets, plus income from the accretion of discounts for assets acquired at prices below the principal value, less expense from the amortization of premiums for assets acquired at prices above the principal value. Interest expense consists of contractual interest on our interest-bearing liabilities and accretion and amortization of any cost basis adjustments, including premiums and discounts, which arise in conjunction with the issuance of our debt. Our net interest yield represents the difference between the yield on our interest-earning assets and the cost of our debt.

The amount of interest income and interest expense we recognize in the consolidated statements of operations is affected by our investment activity, our debt activity, asset yields and the cost of our debt. The size and composition of our investment portfolio and outstanding debt depends on investment strategies implemented by management as well regulatory requirements, the availability of investment capital and overall market conditions, including the availability of attractively priced investments and suitable financing to appropriately leverage our investment capital and manage our interest rate risk. Market conditions are influenced by, among other things, current levels of, and expectations for future levels of, interest rates, mortgage prepayments and market liquidity.

We expect net interest income and our net interest yield to fluctuate based on changes in interest rates and changes in the amount and composition of our interest-earning assets and interest-bearing liabilities. We supplement our issuance of debt with interest rate-related derivatives to manage the prepayment and duration risk inherent in our mortgage investments. The effect of these derivatives, in particular the periodic net interest expense accruals on interest rate swaps, is not reflected in net interest income. See “Fair Value Gains (Losses), Net” for additional information. Table 4 presents an analysis of our net interest income and net interest yield for 2008, 2007 and 2006.

Table 4:  Analysis of Net Interest Income and Yield

	For the Year Ended December 31,
	2008			2007			2006
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Rates	Average	Income/	Rates	Average	Income/	Rates
	Balance(1)	Expense	Earned/Paid	Balance(1)	Expense	Earned/Paid	Balance(1)	Expense	Earned/Paid
	(Dollars in millions)

Interest-earning assets:
Mortgage loans(2)	$416,616	$22,692	5.45%	$393,827	$22,218	5.64%	$376,016	$20,804	5.53%
Mortgage securities	332,442	17,344	5.22	328,769	18,052	5.49	356,872	19,313	5.41
Non-mortgage securities(3)	60,230	1,748	2.90	64,204	3,441	5.36	45,138	2,734	6.06
Federal funds sold and securities purchased under agreements to resell	41,991	1,158	2.76	15,405	828	5.37	13,376	641	4.79
Advances to lenders	3,521	181	5.14	6,633	227	3.42	5,365	135	2.52

Total interest-earning assets	$854,800	$43,123	5.04%	$808,838	$44,766	5.53%	$796,767	$43,627	5.48%

Interest-bearing liabilities:
Short-term debt	$277,503	$7,806	2.81%	$176,071	$8,992	5.11%	$164,566	$7,724	4.69%
Long-term debt	549,833	26,526	4.82	605,498	31,186	5.15	604,555	29,139	4.82
Federal funds purchased and securities sold under agreements to repurchase	428	9	2.10	161	7	4.35	320	12	3.75

Total interest-bearing liabilities	$827,764	$34,341	4.15%	$781,730	$40,185	5.14%	$769,441	$36,875	4.79%

Impact of net non-interest bearing funding	$27,036		0.14%	$27,108		0.18%	$27,326		0.16%

Net interest income/net interest yield(4)		$8,782	1.03%		$4,581	0.57%		$6,752	0.85%

Selected benchmark interest rates at end of year:(5)
3-month LIBOR			1.43%			4.70%			5.36%
2-year swap interest rate			1.47			3.82			5.17
5-year swap interest rate			2.13			4.19			5.10
30-year Fannie Mae MBS par coupon rate			3.89			5.51			5.79

(1)	Average balances were calculated based on the average of the amortized cost amounts at the beginning of the year and at the end of each month in the year for mortgage loans, advances to lenders, and short- and long-term debt for 2008 and 2007. Average balances for all other categories have been calculated based on a daily average for 2008 and 2007. Average balances were calculated based on the average of the amortized cost amounts at the beginning of the year and at the end of each quarter in the year for 2006.

(2)	Average balance amounts include nonaccrual loans with an average balance totaling $10.3 billion, $6.5 billion and $6.7 billion for the years ended December 31, 2008, 2007 and 2006, respectively. Interest income includes interest income on loans purchased from MBS trusts subject to SOP 03-3, which totaled $634 million, $496 million and $361 million for 2008, 2007 and 2006, respectively. These interest income amounts included accretion of $158 million, $80 million and $43 million for 2008, 2007 and 2006 relating to a portion of the fair value losses recorded upon the purchase of SOP 03-3 loans.

(3)	Includes cash equivalents.

(4)	We compute net interest yield by dividing net interest income for the period by the average balance of our total interest-earning assets during the period.

(5)	Data obtained from British Bankers’ Association, Thomson Reuters Indices and Bloomberg.

Net interest income of $8.8 billion for 2008 reflected an increase of 92% over net interest income of $4.6 billion for 2007, driven by an 81% (46 basis points) expansion of our net interest yield to 1.03% and a 6% increase in our average interest-earning assets. Net interest income of $4.6 billion for 2007 reflected a decrease of 32% from net interest income of $6.8 billion in 2006, driven by a 33% (28 basis points) decline in our net interest yield to 0.57%, which was partially offset by a 2% increase in our average interest-earning assets.

Table 5 presents the change in our net interest income between periods and the extent to which that variance is attributable to: (1) changes in the volume of our interest-earning assets and interest-bearing liabilities or (2) changes in the interest rates of these assets and liabilities.

Table 5:  Rate/Volume Analysis of Net Interest Income

	2008 vs. 2007			2007 vs. 2006
	Total	Variance Due to:(1)		Total	Variance Due to:(1)
	Variance	Volume	Rate	Variance	Volume	Rate
	(Dollars in millions)

Interest income:
Mortgage loans(2)	$474	$1,258	$(784)	$1,414	$999	$415
Mortgage securities	(708)	200	(908)	(1,261)	(1,540)	279
Non-mortgage securities(3)	(1,693)	(201)	(1,492)	707	1,050	(343)
Federal funds sold and securities purchased under agreements to resell	330	886	(556)	187	104	83
Advances to lenders	(46)	(132)	86	92	36	56

Total interest income	(1,643)	2,011	(3,654)	1,139	649	490
Interest expense:
Short-term debt	(1,186)	3,873	(5,059)	1,268	561	707
Long-term debt	(4,660)	(2,760)	(1,900)	2,047	46	2,001
Federal funds purchased and securities sold under agreements to repurchase	2	7	(5)	(5)	(7)	2

Total interest expense	(5,844)	1,120	(6,964)	3,310	600	2,710

Net interest income	$4,201	$891	$3,310	$(2,171)	$49	$(2,220)

(1)	Combined rate/volume variances are allocated to both rate and volume based on the relative size of each variance.

(2)	Refer to footnote 2 in Table 4.

(3)	Includes cash equivalents.

The 46 basis point increase in our net interest yield during 2008 was mainly driven by a 99 basis point reduction in the average cost of our debt to 4.15%, which more than offset the 49 basis point decline in the average yield on our interest-earning assets to 5.04%. The reduction in our borrowing costs was attributable to the general decline during 2008 in short-term borrowing rates, which fell to record lows of near zero at the end of 2008, and a shift in our funding mix to more short-term debt. In addition, we redeemed step-rate debt securities during the first half of 2008, which reduced our borrowing costs. Instead of having a fixed rate of interest for the life of the security, step-rate debt securities provide for the interest rate to increase at predetermined rates according to a specified schedule, resulting in increased interest payments. However, the interest expense on step-rate debt securities is recognized at a constant effective rate over the term of the security. Because we paid off these securities prior to maturity, we reversed a portion of the interest expense that we had previously accrued.

The 6% increase in our average interest-earning assets during 2008 was attributable to an increase in portfolio purchases during the year, particularly in the second quarter of 2008, as mortgage-to-debt spreads reached historic highs. OFHEO’s reduction in our capital surplus requirement on March 1, 2008 provided us with more flexibility to take advantage of opportunities to purchase mortgage assets at attractive prices and spreads. However, the demand for our callable or longer-term debt was significantly reduced during the second half of 2008, which limited our ability to issue these debt securities at attractive rates. Because of these market conditions, as well as the limit on the amount of debt we are permitted to issue under the senior preferred stock purchase agreement, we increased our portfolio at a slower rate in the second half of 2008. The demand for our debt has improved since late November 2008, which allowed us to issue callable and longer-term debt in early 2009. However, there can be no assurance that this recent improvement will continue. In addition, under the senior preferred stock purchase agreement, we are subject to a mortgage portfolio cap of $850 billion through December 31, 2009. We are then required to reduce our mortgage portfolio by 10% per year beginning in 2010. These portfolio requirements may have an adverse impact on our future net interest income. For additional information on our portfolio investment and funding activity, see “Consolidated Balance Sheet Analysis—Mortgage Investments” and “Liquidity and Capital Management—Liquidity Management—Debt Funding.” For a description of the Treasury agreements and terms, see “Part I—Item 1—Business “Conservatorship, Treasury Agreements, Our Charter and Regulation of Our Activities—Treasury Agreements.”

The reduction in our net interest income and compression of our net interest yield in 2007 was largely attributable to an increase in our short-term and long-term debt costs as we continued to replace, at higher interest rates, maturing debt that we had issued at lower interest rates during the preceding years. In addition, as discussed below, in November 2006, we began separately reporting as “Trust management income” the fees we receive from the interest earned on cash flows between the date of remittance of mortgage and other payments to us by servicers and the date of distribution of these payments to MBS certificateholders, which we refer to as float income. We previously reported these amounts as a component of “Interest income.” The reclassification of these fees reduced our net interest yield by approximately seven basis points in 2007.

Although we consider the periodic net contractual interest accruals on our interest rate swaps to be part of the cost of funding our mortgage investments, these amounts are not reflected in our net interest income and net interest yield. Instead, these amounts are included in our derivatives gains (losses) and reflected in our consolidated statements of operations as a component of “Fair value losses, net.” While we experienced a decrease in the average cost of our debt during 2008, we recorded net contractual interest expense on our interest rate swaps totaling $1.6 billion for 2008, as shown in Table 9 below. In comparison, we recorded net contractual interest income of $261 million for 2007 and interest expense of $111 million for 2006. The economic effect of the interest accruals on our interest rate swaps resulted in an increase in our funding costs of approximately 18 basis points for 2008, a reduction in our funding costs of approximately 3 basis points for 2007 and an increase in our funding costs of approximately 2 basis points for 2006.

Guaranty Fee Income

Guaranty fee income primarily consists of contractual guaranty fees related to both Fannie Mae MBS held in our portfolio and held by third-party investors, adjusted for the amortization of upfront fees over the estimated life of the loans underlying the MBS and impairment of guaranty assets, net of a proportionate reduction in the related guaranty obligation and deferred profit, and impairment of buy-ups (as defined below). The average effective guaranty fee rate reflects our average contractual guaranty fee rate adjusted for the impact of amortization of upfront fees and buy-up impairment.

Guaranty fee income is primarily affected by the amount of outstanding Fannie Mae MBS and our other guarantees and the amount of compensation we receive for providing our guaranty on Fannie Mae MBS and for other guarantees. The amount of compensation we receive and the form of payment varies depending on factors such as the risk profile of the securitized loans, the level of credit risk we assume and the negotiated payment arrangement with the lender. We typically negotiate a contractual guaranty fee with the lender and collect the fee on a monthly basis based on the contractual fee rate multiplied by the unpaid principal balance of loans underlying a Fannie Mae MBS. In lieu of charging a higher contractual fee rate for loans with greater credit risk, we may require that the lender pay an upfront fee to compensate us for assuming the additional credit risk. We refer to this payment as a risk-based pricing adjustment. We also may adjust the monthly contractual guaranty fee rate so that the pass-through coupon rates on Fannie Mae MBS are in more easily tradable increments of a whole or half percent by making an upfront payment to the lender (“buy-up”) or receiving an upfront payment from the lender (“buy-down”).

As we receive monthly contractual payments for our guaranty, we recognize guaranty fee income. We recognize upfront risk-based pricing adjustments and buy-down payments over the expected life of the underlying assets of the related MBS trusts as a component of guaranty fee income. We record buy-up payments as an asset and reduce the recorded asset as cash flows are received over the expected life of the underlying assets of the related MBS trusts. We assess buy-ups for other-than-temporary impairment and include any impairment recognized as a component of guaranty fee income. The extent to which we amortize upfront payments and other deferred amounts into income depends on the rate of expected prepayments, which is affected by interest rates. In general, as interest rates decrease, expected prepayment rates increase, resulting in accelerated accretion into income of deferred amounts, which increases our guaranty fee income. Conversely, as interest rates increase, expected prepayments rates decrease, resulting in slower amortization of deferred amounts. Prepayment rates also affect the estimated fair value of buy-ups. Faster than expected prepayment rates shorten the average expected life of the underlying assets of the related MBS trusts, which reduces the value of our buy-up assets. This reduction in value may trigger the recognition of other-than-temporary impairment, which reduces our guaranty fee income.

Table 6 shows the components of our guaranty fee income, our average effective guaranty fee rate and Fannie Mae MBS activity for 2008, 2007 and 2006.

Table 6:  Analysis of Guaranty Fee Income and Average Effective Guaranty Fee Rate(1)

	For the Year Ended December 31,									% Change
	2008			2007			2006			2008 vs.	2007 vs.
	Amount	Rate(2)		Amount	Rate(2)		2006	Rate(2)		2007	2006
					(Dollars in millions)

Guaranty fee income/average effective guaranty fee rate, excluding certain fair value adjustments and buy-up impairment(3)	$7,913	32.2	bp	$5,063	23.7	bp	$4,288	22.4	bp	56%	18%
Net change in fair value of buy-ups and guaranty assets(4)	(18)	(0.1)		24	0.1		—	—		(175)	—
Buy-up impairment	(274)	(1.1)		(16)	(0.1)		(38)	(0.2)		1,613	(58)

Guaranty fee income/average effective guaranty fee rate(5)	$7,621	31.0	bp	$5,071	23.7	bp	$4,250	22.2	bp	50%	19%

Average outstanding Fannie Mae MBS and other guarantees(6)	$2,459,383			$2,139,481			$1,915,457			15%	12%
Fannie Mae MBS issues(7)	542,813			629,607			481,704			(14)	31

(1)	Losses recognized at inception on certain guaranty contracts for periods prior to January 1, 2008 are excluded from guaranty fee income and the average effective guaranty fee rate; however, as described in footnote 5 below, the accretion of these losses into income over time is included in our guaranty fee income and average effective guaranty fee rate.

(2)	Presented in basis points and calculated based on guaranty fee income components divided by average outstanding Fannie Mae MBS and other guarantees for each respective period.

(3)	Certain prior period amounts that previously were included as a component of “Fee and other income” have been reclassified to “Guaranty fee income” to conform to the current period presentation, which resulted in a change in the previously reported effective guaranty fee rates for 2006.

(4)	Consists of the effect of the net change in fair value of buy-ups and guaranty assets from portfolio securitization transactions subsequent to January 1, 2007. We include the net change in fair value of buy-ups and guaranty assets from portfolio securitization transactions in “Guaranty fee income” in our consolidated statements of operations pursuant to our adoption of SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS 133 and SFAS 140 (“SFAS 155”). We prospectively adopted SFAS 155 effective January 1, 2007. Accordingly, we did not record a fair value adjustment in earnings during 2006.

(5)	Losses recognized at inception on certain guaranty contracts for periods prior to January 1, 2008, which are excluded from guaranty fee income, are recorded as a component of our guaranty obligation. We accrete a portion of our guaranty obligation, which includes these losses, into income each period in proportion to the reduction in the guaranty asset for payments received. This accretion increases our guaranty fee income and reduces the related guaranty obligation. Effective January 1, 2008, we no longer recognize losses at inception of our guaranty contracts due to a change in our method for measuring the fair value of our guaranty obligations. Although we no longer recognize losses at inception of our guaranty contracts, we continue to accrete previously recognized losses into our guaranty fee income over the remaining life of the mortgage loans underlying the Fannie Mae MBS.

(6)	Other guarantees includes $27.8 billion, $41.6 billion and $19.7 billion as of December 31, 2008, 2007 and 2006, respectively, related to long-term standby commitments we have issued and credit enhancements we have provided.

(7)	Reflects unpaid principal balance of Fannie Mae MBS issued and guaranteed by us, including mortgage loans held in our portfolio that we securitized during the period and Fannie Mae MBS issued during the period that we acquired for our portfolio.

The 50% increase in guaranty fee income for 2008 resulted from a 15% increase in average outstanding Fannie Mae MBS and other guarantees, and a 31% increase in the average effective guaranty fee rate to 31.0 basis points from 23.7 basis points in 2007. The increase in average outstanding Fannie Mae MBS and other guarantees reflected our higher market share of mortgage-related securities issuances during 2008, as compared with 2007. We experienced this market share increase due in large part to the lack of competition from issuers of private-label mortgage-related securities as a result of the housing market crisis.

The increase in our average effective guaranty fee rate for 2008 was primarily due to the accelerated recognition of deferred amounts into income, as interest rates were generally lower in 2008 than in 2007, and the accretion of deferred amounts on guaranty contracts where we recognized losses at the inception of the contract, which totaled an estimated $1.1 billion for 2008, compared with $603 million for 2007. See “Critical Accounting Policies and Estimates—Fair Value of Financial Instruments” for information on our accounting for these losses and the impact on our financial statements.

Our average effective guaranty fee rate for 2008 also was affected by guaranty fee pricing changes we implemented to address the current risks in the housing market. These pricing changes included an adverse market delivery charge of 25 basis points for all loans delivered to us, which became effective March 1, 2008. However, the average charged guaranty fee on new single-family business decreased to 28.0 basis points in 2008, from 28.6 basis points in 2007. The average charged guaranty fee represents the average contractual fee rate for our single-family guaranty arrangements plus the recognition of any upfront cash payments ratably over an estimated life of four years. The reduction in the average charged guaranty fee in 2008 reflected the shift in the composition of our guaranty book of business to a greater proportion of higher-quality, lower risk and lower guaranty fee mortgages, as we reduced our acquisitions of higher risk, higher fee product categories, such as Alt-A loans.

The 19% increase in guaranty fee income in 2007 from 2006 was driven by a 12% increase in average outstanding Fannie Mae MBS and other guarantees, and a 7% increase in the average effective guaranty fee rate to 23.7 basis points from 22.2 basis points. Although mortgage origination volumes fell during 2007, our market share of mortgage-related securities issuances increased due to the shift in the product mix of mortgage originations back to more traditional conforming products, which historically have accounted for the majority of our new business volume, and reduced competition from private-label issuers of mortgage-related securities. We increased our guaranty fee pricing for some loan types during 2007 to reflect the overall market increase in mortgage credit risk. These targeted pricing increases on new business contributed to the increase in our average effective guaranty fee rate for 2007.

Trust Management Income

Trust management income consists of the fees we earn as master servicer, issuer and trustee for Fannie Mae MBS. We derive these fees from the interest earned on cash flows between the date of remittance of mortgage and other payments to us by servicers and the date of distribution of these payments to MBS certificateholders, which we refer to as float income. Prior to November 2006, funds received from servicers were maintained with our corporate assets and reported as a component of “Interest income” in our consolidated statements of operations. In November 2006, we made operational changes to segregate these funds from our corporate assets and began separately reporting this compensation as “Trust management income” in our consolidated statements of operations. Trust management income totaled $261 million, $588 million and $111 million for 2008, 2007 and 2006, respectively. The decrease in trust management income in 2008 was primarily attributable to the decline in short-term interest rates. The increase in trust management income in 2007 reflected the reclassification of these amounts from interest income.

Fee and Other Income

Fee and other income consists of transaction fees, technology fees and multifamily fees. These fees are largely driven by our business volume. Fee and other income totaled $772 million, $965 million and $908 million for 2008, 2007 and 2006, respectively.

The $193 million decrease in fee and other income in 2008 from 2007 was primarily attributable to lower multifamily fees due to lower multifamily loan prepayments in 2008. The $57 million increase in fee and other income in 2007 from 2006 was attributable to an increase in technology fees resulting from higher business volume.

Losses on Certain Guaranty Contracts

Effective January 1, 2008 with our adoption of SFAS 157, we no longer recognize losses or record deferred profit in our consolidated financial statements at inception of our guaranty contracts for MBS issued subsequent to December 31, 2007 because the estimated fair value of the guaranty obligation at inception now equals the estimated fair value of the total compensation received. For further discussion of this change, see “Critical Accounting Policies and Estimates—Fair Value of Financial Instruments—Fair Value of Guaranty Obligations” and “Notes to Consolidated Financial Statements—Note 2, Summary of Significant Accounting Policies.”

We recorded losses at inception on certain guaranty contracts totaling $1.4 billion and $439 million in 2007 and 2006, respectively. These losses reflected the increase in the estimated market risk premium that a market participant would require to assume our guaranty obligations due to the decline in home prices and deterioration in credit conditions. We will continue to accrete these losses into income over time as part of the accretion of the related guaranty obligation. This accretion is included as a component of our guaranty fee income. See “Notes to Consolidated Financial Statements—Note 8, Financial Guarantees and Master Servicing” for additional information.

Investment Gains (Losses), Net

Investment gains and losses, net includes other-than-temporary impairment on available-for-sale securities; lower of cost or fair value adjustments on held-for-sale loans; gains and losses recognized on the securitization of loans or securities from our portfolio and from the sale of available-for-sale securities; and other investment losses. Investment gains and losses may fluctuate significantly from period to period depending upon our portfolio investment and securitization activities and changes in market and credit conditions that may result in other-than-temporary impairment. Table 7 details the components of investment gains and losses for 2008, 2007 and 2006.

Table 7:  Investment Gains (Losses), Net

	For the Year Ended December 31,
	2008	2007	2006
	(Dollars in millions)

Other-than-temporary impairment on available-for-sale securities(1)	$(6,974)	$(814)	$(853)
Lower of cost or fair value adjustments on held for sale loans	(430)	(103)	(47)
Gains (losses) on Fannie Mae portfolio securitizations, net	49	(403)	152
Gains on sale of available-for-sale securities, net	387	703	106
Other investment losses, net	(252)	(250)	(49)

Investment losses, net	$(7,220)	$(867)	$(691)

(1)	Excludes other-than-temporary impairment on guaranty assets and buy-ups as these amounts are recognized as a component of guaranty fee income. Refer to Table 6: Analysis of Guaranty Fee Income and Average Effective Guaranty Fee Rate.

The $6.4 billion increase in investment losses in 2008 over 2007 was primarily attributable to an increase in other-than-temporary impairment on available-for-sale securities. The other-than-temporary impairment was principally related to Alt-A and subprime private-label securities, reflecting a reduction in expected cash flows due to an increase in expected defaults and loss severities on the mortgage loans underlying these securities. See “Critical Accounting Policies and Estimates—Other-than-temporary Impairment of Investment Securities” and “Consolidated Balance Sheet Analysis—Trading and Available-for-Sale Investment Securities—Investments in Private-Label Mortgage Related Securities” for additional information on impairment of our investment securities.

The $176 million increase in investment losses in 2007 over 2006 was primarily attributable to an increase in other investment losses, reflecting the sale of $1.9 billion of securities that triggered the derecognition of $17.3 billion of loans classified as held for investment and the recognition of $15.4 billion of securities. In conjunction with the recognition of the $15.4 billion of securities on our consolidated balance sheet, we also were required to record at fair value a related guaranty asset and guaranty obligation, which resulted in a loss that we reported as a component of other investment losses.

Fair Value Gains (Losses), Net

Fair value gains and losses, net consists of (1) derivatives fair value gains and losses, including gains and losses on derivatives designated as accounting hedges; (2) trading securities gains and losses; (3) fair value adjustments to the carrying value of mortgage assets designated for hedge accounting that are attributable to changes in interest rates; (4) foreign exchange gains and losses on our foreign-denominated debt; and (5) fair value gains and losses on certain debt securities carried at fair value. By presenting these items together in our consolidated results of operations, we are able to show the net impact of mark-to-market adjustments that generally result in offsetting gains and losses attributable to changes in interest rates.

Beginning in mid-April 2008, we implemented fair value hedge accounting with respect to a portion of our derivatives to hedge, for accounting purposes, the interest rate risk related to some of our mortgage assets, including mortgage loans classified as held for investment. Fair value hedge accounting allowed us to offset the fair value gains or losses on some of our derivative instruments against the corresponding fair value losses or gains attributable to changes in interest rates on the hedged mortgage assets. We implemented this hedging strategy to reduce the level of volatility in our earnings attributable to changes in interest rates for our interest rate risk management derivatives. However, our application of hedge accounting did not affect volatility in our financial results attributable to changes in credit spreads.

Following entry into conservatorship and the Treasury agreements, we changed our focus from reducing the volatility in our earnings attributable to changes in interest rates to maintaining a positive net worth. As a result of this change, we modified our hedge accounting strategy during the third quarter of 2008 to discontinue the application of hedge accounting for mortgage loans. Applying hedge accounting for these loans required that we record in earnings changes in the fair value of the loans attributable to changes in interest rates. These fair value changes offset some of the volatility in our earnings caused by fluctuations in the fair value of our derivatives. However, recording fair value adjustments on these loans introduced an additional element of volatility in our net worth. By discontinuing hedge accounting for these loans, we began accounting for the loans at amortized cost. We believe this change eliminated one factor that caused volatility in our net worth. During the fourth quarter of 2008, we discontinued all remaining hedge accounting.

Historically, we generally have expected that gains and losses on our trading securities, to the extent they are attributable to changes in interest rates, would offset a portion of the losses and gains on our derivatives because changes in the fair value of our trading securities typically moved inversely to changes in the fair value of our derivatives.

We seek to eliminate our exposure to fluctuations in foreign exchange rates by entering into foreign currency swaps that effectively convert debt denominated in a foreign currency to debt denominated in U.S. dollars. The foreign currency exchange gains and losses on our foreign-denominated debt are offset in part by corresponding losses and gains on foreign currency swaps.

Table 8 summarizes the components of fair value gains (losses), net for 2008, 2007 and 2006. We experienced significantly higher fair value losses in 2008, reflecting the widespread disruption in the mortgage and global financial markets. The increase in losses in 2008 over 2007 was driven by: (1) a decline in interest rates, which resulted in losses on our derivatives and gains on our hedged mortgage assets; (2) the significant widening of spreads, which resulted in losses on our trading securities; and (3) the distressed condition of several financial institutions, which resulted in significant write-downs of some of our non-mortgage investments. The increase in losses in 2007 over 2006 also reflected the impact of a decline in interest rates in 2007, which contributed to higher losses on our derivatives.

Table 8:  Fair Value Gains (Losses), Net

	For the Year Ended December 31,
	2008	2007	2006
	(Dollars in millions)

Derivatives fair value losses, net(1)	$(15,416)	$(4,113)	$(1,522)
Trading securities gains (losses) net(2)	(7,040)	(365)	8
Hedged mortgage assets gains, net(3)	2,154	—	—

Fair value losses on derivatives, trading securities and hedged mortgage assets, net	(20,302)	(4,478)	(1,514)
Debt foreign exchange gains (losses), net	230	(190)	(230)
Debt fair value losses, net	(57)	—	—

Fair value losses, net	$(20,129)	$(4,668)	$(1,744)

(1)	Includes losses of approximately $104 million in 2008 that resulted from the termination of our derivative contracts with a subsidiary of Lehman Brothers.

(2)	Includes trading losses of $608 million in 2008 that resulted from the write-down to fair value of our investment in corporate debt securities issued by Lehman Brothers.

(3)	Represents adjustments to the carrying value of mortgage assets designated for hedge accounting that are attributable to changes in interest rates.

Derivatives Fair Value Losses, Net

Derivative instruments are an integral part of our management of interest rate risk. We supplement our issuance of debt with derivative instruments to further reduce duration and prepayment risks. We generally are an end user of derivatives and our principal purpose in using derivatives is to manage our aggregate interest rate risk profile within prescribed risk parameters. We generally only use derivatives that are relatively liquid and straightforward to value. We consider the cost of derivatives used in our management of interest rate risk to be an inherent part of the cost of funding and hedging our mortgage investments and to be economically similar to the interest expense that we recognize on the debt we issue to fund our mortgage investments. We provide a more detailed discussion of our use of derivatives in “Risk Management—Interest Rate Risk Management and Other Market Risks—Interest Rate Risk Management Strategies—Derivative Instruments.”

Table 9 presents, by type of derivative instrument, the fair value gains and losses on our derivatives for 2008, 2007 and 2006. Table 9 also includes an analysis of the components of derivatives fair value gains and losses attributable to net contractual interest accruals on our interest rate swaps, the net change in the fair value of terminated derivative contracts through the date of termination and the net change in the fair value of outstanding derivative contracts. The 5-year swap interest rate, which is shown below in Table 9, is a key reference interest rate that affects the fair value of our derivatives.

Table 9:  Derivatives Fair Value Gains (Losses), Net

	For the Year Ended December 31,
	2008	2007	2006
	(Dollars in millions)

Risk management derivatives:
Swaps:
Pay-fixed	$(64,764)	$(12,065)	$2,181
Receive-fixed	44,553	5,928	(390)
Basis	(102)	91	26
Foreign currency(1)	(130)	111	105
Swaptions:
Pay-fixed	(666)	(196)	(1,148)
Receive-fixed	6,153	1,956	(2,480)
Interest rate caps	(1)	5	100
Other(2)(3)	(6)	12	6

Total risk management derivatives fair value losses, net	(14,963)	(4,158)	(1,600)
Mortgage commitment derivatives fair value gains (losses), net	(453)	45	78

Total derivatives fair value losses, net	$(15,416)	$(4,113)	$(1,522)

Risk management derivatives fair value gains (losses) attributable to:
Net contractual interest income (expense) on interest rate swaps	$(1,576)	$261	$(111)
Net change in fair value of terminated derivative contracts from end of prior period to date of termination(3)	(309)	(264)	(176)
Net change in fair value of outstanding derivative contracts, including derivative contracts entered into during the period	(13,078)	(4,155)	(1,313)

Total risk management derivatives fair value losses, net(4)	$(14,963)	$(4,158)	$(1,600)

	2008	2007	2006

5-year swap rate:
Quarter ended March 31	3.31%	4.99%	5.31%
Quarter ended June 30	4.26	5.50	5.65
Quarter ended September 30	4.11	4.87	5.08
Quarter ended December 31	2.13	4.19	5.10

(1)	Includes the effect of net contractual interest income of approximately $9 million for 2008, and net contractual interest expense of approximately $59 million and $71 million for 2007 and 2006, respectively. The change in fair value of foreign currency swaps excluding this item resulted in a net loss of $139 million for 2008 and a net gain of $170 million and $176 million for 2007 and 2006, respectively.

(2)	Includes MBS options, swap credit enhancements and mortgage insurance contracts.

(3)	Includes losses of approximately $104 million for 2008, which resulted from the termination of our derivative contracts with a subsidiary of Lehman Brothers.

(4)	Reflects net derivatives fair value losses, excluding mortgage commitments, recognized in the consolidated statements of operations.

The primary factors affecting the fair value of our derivatives include the following:

•	Changes in interest rates: Our derivatives, in combination with our debt issuances, are intended to offset changes in the fair value of our mortgage assets, which tend to increase in value when interest rates decrease and, conversely, decrease in value when interest rates rise. Because our derivatives portfolio predominately consists of pay-fixed swaps, we typically report declines in fair value as swap interest rates decrease and increases in fair value as swap interest rates increase.

•	Implied interest rate volatility: Our derivatives portfolio includes option-based derivatives, which we use to economically hedge the embedded prepayment option in our mortgage investments. A key variable in estimating the fair value of option-based derivatives is implied volatility, which reflects the market’s expectation about the future volatility of interest rates. Assuming all other factors are held equal, including interest rates, a decrease in implied volatility would reduce the fair value of our derivatives and an increase in implied volatility would increase the fair value.

•	Changes in our derivative activity: As interest rates change, we are likely to take actions to rebalance our portfolio to manage our interest rate exposure. As interest rates decrease, expected mortgage prepayments are likely to increase, which reduces the duration of our mortgage investments. In this scenario, we generally will rebalance our existing portfolio to manage this risk by terminating pay-fixed swaps or adding receive-fixed swaps, which shortens the duration of our liabilities. Conversely, when interest rates increase and the duration of our mortgage assets increases, we are likely to rebalance our existing portfolio by adding pay-fixed swaps that have the effect of extending the duration of our liabilities. We also add derivatives in various interest rate environments to hedge the risk of incremental mortgage purchases that we are not able to accomplish solely through our issuance of debt securities.

•	Time value of purchased options: Intrinsic value and time value are the two primary components of an option’s price. The intrinsic value is the amount that can be immediately realized by exercising the option—the amount by which the market rate exceeds or is below the exercise, or strike rate, such that the option is in-the-money. The time value of an option is the amount by which the price of an option exceeds its intrinsic value. Time decay refers to the diminishing value of an option over time as less time remains to exercise the option. We have a significant amount of purchased options where the time value of the upfront premium we pay for these options decreases due to the passage of time relative to the expiration date of these options.

The increase in derivatives fair value losses to $15.4 billion in 2008 from $4.1 billion in 2007 was primarily attributable to the dramatic decline in swap interest rates, which decreased by 213 basis points during the second half of 2008, to 2.13% as of December 31, 2008. As indicated in Table 9, the decrease in swap interest rates resulted in substantial fair value losses on our pay-fixed swaps that exceeded the fair value gains on our receive-fixed swaps.

The increase in derivatives fair value losses to $4.1 billion in 2007 from $1.5 billion in 2006 reflected the impact of a decline in swap interest rates of 131 basis points during the second half of 2007, which resulted in fair value losses on our pay-fixed swaps that exceeded the fair value gains on our receive-fixed swaps. We experienced partially offsetting fair value gains on our option-based derivatives due to an increase in implied volatility during 2007.

Because derivatives are an important part of our interest rate risk management strategy, it is important to evaluate the impact of our derivatives in the context of our overall interest rate risk profile and in conjunction with the other offsetting mark-to-market gains and losses presented above in Table 8. For additional information on our use of derivatives to manage interest rate risk, including the economic objective of our use of various types of derivative instruments, changes in our derivatives activity and the outstanding notional amounts, see “Risk Management—Interest Rate Risk Management and Other Market Risks—Interest Rate Risk Management Strategies.” See “Consolidated Balance Sheet Analysis—Derivative Instruments” for a discussion of the effect of derivatives on our consolidated balance sheets.

Trading Securities Gains (Losses), Net

We recorded net losses on trading securities of $7.0 billion in 2008, net losses of $365 million in 2007 and net gains of $8 million in 2006. The variances between periods were partially due to an increase in securities classified as trading. Our portfolio of trading securities totaled $90.8 billion as of December 31, 2008, compared with $64.0 billion and $11.5 billion as of December 31, 2007 and 2006, respectively.

The primary driver of the increase in losses on trading securities in 2008 compared with 2007 was a continued and significant widening of spreads, particularly on private-label mortgage-related securities backed by Alt-A and subprime loans and commercial mortgage-backed securities (“CMBS”) backed by multifamily mortgage loans. In addition, we experienced losses on non-mortgage securities in our cash and other investments portfolio totaling $2.7 billion due to significant declines in the market value of these securities, particularly during the third quarter of 2008, due to the widespread financial market crisis. Approximately $809 million of these non-mortgage security losses related to investments in corporate debt securities issued by Lehman Brothers, Wachovia Corporation, Morgan Stanley and American International Group, Inc. (referred to as AIG). Our exposure to Lehman Brothers accounted for $608 million of the $809 million in losses.

The increase in losses on trading securities in 2007 compared with 2006 resulted from the widening of spreads, particularly related to private-label mortgage-related securities backed by Alt-A and subprime loans, that began in the second half of 2007.

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

Hedged Mortgage Assets Gains (Losses), Net

Our hedge accounting relationships during 2008 consisted of pay-fixed interest rate swaps designated as fair value hedges of changes in the fair value, attributable to changes in the LIBOR benchmark interest rate, of specified mortgage assets. For these relationships, we included changes in the fair value of hedged mortgage assets attributable to changes in the benchmark interest rate in our assessment of hedge effectiveness. These fair value accounting hedges resulted in gains on the hedged mortgage assets of $2.2 billion for 2008, which were offset by losses of $2.2 billion on the pay-fixed swaps designated as hedging instruments. The losses on these pay-fixed swaps are included as a component of derivatives fair value gains (losses), net. We also recorded as a component of derivatives fair value gains (losses) the ineffectiveness, or the portion of the change in the fair value of our derivatives that was not effective in offsetting the change in the fair value of the designated hedged mortgage assets. We recorded losses of $94 million for 2008 attributable to ineffectiveness of our fair value hedges.

Because we discontinued hedge accounting during the fourth quarter of 2008, we did not have any derivatives designated as hedges as of December 31, 2008. We provide additional information on our application of hedge accounting during 2008 in “Notes to Consolidated Financial Statements, Note 2—Summary of Significant Accounting Policies” and “Note 11—Derivative Instruments and Hedging Activities.”

Losses from Partnership Investments

Our partnership investments, which primarily include investments in LIHTC partnerships as well as investments in other affordable rental and for-sale housing partnerships, totaled approximately $9.3 billion and $11.0 billion as of December 31, 2008 and 2007, respectively. These investments historically have played a significant role in advancing our affordable housing mission. We provide additional information about these investments in “Part I—Item 1—Business—Business Segments—Housing and Community Development Business.”

Losses from partnership investments totaled $1.6 billion, $1.0 billion and $865 million in 2008, 2007 and 2006, respectively. The increase in losses in 2008 was primarily due to impairment charges of $510 million on our LIHTC partnership investments that we recorded during the second half of 2008. Our decision in the third quarter of 2008 to establish a deferred tax asset valuation allowance indicated that we may be unable to realize the future tax benefits generated by our LIHTC partnership investments. As a result, we determined that the potential loss on the carrying value of these investments was other than temporary. Accordingly, we recorded other-than-temporary impairment for LIHTC partnership investments that had a carrying value that exceeded the fair value in 2008. The losses on our LIHTC partnership investments in 2008 were partially offset by gains from the sale of two portfolios of investments in LIHTC partnerships. We also experienced an increase in operating losses and recorded other-than-temporary impairment on our investments in rental and for-sale affordable housing, attributable to the deepening economic downturn.

The increase in losses in 2007 related primarily to higher losses on our for-sale housing investments due to the deterioration in the housing market and higher net operating losses on our affordable rental housing partnership investments due to an increase in investments. These losses were partially offset by gains from the sale of two portfolios of investments in LIHTC partnerships.

Administrative Expenses

Administrative expenses include ongoing operating costs, such as salaries and employee benefits, professional services, occupancy costs and technology expenses. Administrative expenses totaled $2.0 billion, $2.7 billion and $3.1 billion for 2008, 2007 and 2006, respectively.

The $690 million decrease in administrative expenses in 2008 from 2007 reflected significant reductions in restatement and related regulatory expenses and a reduction in our ongoing operating costs due to efforts we undertook in 2007 to increase productivity and lower our administrative costs. In addition, we reversed amounts that we had previously accrued for 2008 bonuses in the third quarter of 2008. We have taken recent steps to realign our organization, personnel and resources to focus on our most critical priorities, which include providing liquidity to the mortgage market and preventing foreclosures. As part of this realignment, we reduced staffing levels in some areas of the company during early 2009; however, we plan to continue to increase staffing levels in other areas, particularly those divisions of the company that focus on our foreclosure-prevention efforts.

The $407 million decrease in administrative expenses in 2007 from 2006 also was due to a significant reduction in restatement and related regulatory expenses. This reduction was partially offset by an increase in our ongoing operating costs, resulting from costs associated with an early retirement program and various involuntary severance initiatives implemented in 2007, as well as costs associated with the significant investment we have made to enhance our organizational structure and systems.

Pension and other postretirement benefit expenses included in our administrative expenses totaled $95 million, $143 million and $137 million for 2008, 2007 and 2006, respectively. We disclose the key actuarial assumptions for our principal employee retirement benefit plans in “Notes to Consolidated Financial Statements—Note 15, Employee Retirement Benefits.” We made contributions of $12 million to fund our nonqualified pension plans and other postretirement benefit plans during 2008. The funding status of our qualified pension plan shifted to a funding deficit of $222 million as of December 31, 2008, from a funding surplus of $44 million as of December 31, 2007. Based on the provisions of ERISA, we were not required to make a contribution to our qualified pension plan in 2008. We elected, however, to make a voluntary contribution to our qualified pension plan of $80 million in 2008 because of the significant reduction in the value of our plan assets during the year due to the dramatic decline in the global equity markets. Prior to enactment of the Pension Protection Act of 2006, the funding policy for our qualified pension plan was to contribute an amount equal to the required minimum contribution under ERISA and to maintain a funded status of 105% of the current liability as of January 1 of each year. We currently evaluate our funding policy in light of the Pension Protection Act requirements and the amendments to our plan that our Board of Directors approved in 2007, which were effective beginning with the 2008 plan year. We currently do not believe that we will be required to make a minimum contribution to our qualified pension plan in 2009; however, we will continue to monitor market conditions to determine whether we will make a voluntary contribution to our plan in 2009.

Credit-Related Expenses

Credit-related expenses included in our consolidated statements of operations consist of the provision for credit losses and foreclosed property expense. We detail the components of our credit-related expenses below in Table 10. The substantial increase in our credit-related expenses in 2008 and 2007 was attributable to significant increases in our provision for credit losses and foreclosed property expense, reflecting continued building of our loss reserves and increases in the level of net charge-offs due to the severe downturn in the housing market, coupled with broader economic weakness.

Table 10:  Credit-Related Expenses

	For the Year Ended December 31,
	2008	2007	2006
	(Dollars in millions)

Provision for credit losses attributable to guaranty book of business	$25,522	$3,200	$385
Provision for credit losses attributable to SOP 03-3 and HomeSaver Advance fair value losses	2,429	1,364	204

Total provision for credit losses(1)	27,951	4,564	589
Foreclosed property expense	1,858	448	194

Credit-related expenses	$29,809	$5,012	$783

(1)	Reflects total provision for credit losses reported in our consolidated statements of operations and in Table 11 below.

Provision Attributable to Guaranty Book of Business

Our allowance for loan losses and reserve for guaranty losses, which we collectively refer to as our combined loss reserves, provide for probable credit losses inherent in our guaranty book of business as of each balance sheet date. We build our loss reserves through the provision for credit losses for losses that we believe have been incurred and will eventually be reflected over time in our charge-offs. When we determine that a loan is uncollectible, we record the charge-off against our loss reserves. We record recoveries of previously charged-off amounts as a credit to our loss reserves. Table 11, which summarizes changes in our loss reserves for the five-year period ended December 31, 2008, details the provision for credit losses recognized in our consolidated statements of operations each period and the charge-offs recorded against our combined loss reserves.

Table 11:  Allowance for Loan Losses and Reserve for Guaranty Losses

	As of December 31,
	2008	2007	2006	2005	2004
	(Dollars in millions)

Changes in combined loss reserves:
Allowance for loan losses:
Beginning balance	$698	$340	$302	$349	$290
Provision for credit losses(1)	4,022	658	174	124	174
Charge-offs(2)	(1,987)	(407)	(206)	(267)	(321)
Recoveries	190	107	70	96	131
Increase from the reserve for guaranty losses(4)	—	—	—	—	75

Ending balance(5)	$2,923	$698	$340	$302	$349

Reserve for guaranty losses:
Beginning balance	$2,693	$519	$422	$396	$313
Provision for credit losses	23,929	3,906	415	317	178
Charge-offs(3)(6)	(4,986)	(1,782)	(336)	(302)	(24)
Recoveries	194	50	18	11	4
Decrease to the allowance for loan losses(4)	—	—	—	—	(75)

Ending balance	$21,830	$2,693	$519	$422	$396

Combined loss reserves:
Beginning balance	$3,391	$859	$724	$745	$603
Total provision for credit losses(1)	27,951	4,564	589	441	352
Charge-offs(2)(3)(6)	(6,973)	(2,189)	(542)	(569)	(345)
Recoveries	384	157	88	107	135

Ending balance(5)	$24,753	$3,391	$859	$724	$745

Allocation of combined loss reserves:
Balance at end of each period attributable to:
Single-family	$24,649	$3,318	$785	$647	$644
Multifamily	104	73	74	77	101

Total	$24,753	$3,391	$859	$724	$745

Single-family and multifamily loss reserve ratios:(7)
Single-family loss reserves as a percentage of single-family guaranty book of business	0.88%	0.13%	0.03%	0.03%	0.03%
Multifamily loss reserves as a percentage of multifamily guaranty book of business	0.06	0.05	0.06	0.06	0.09
Combined loss reserves as a percentage of:
Total guaranty book of business	0.83	0.12	0.04	0.03	0.03
Total nonperforming loans(8)	20.76	12.49	6.20	5.10	6.35

(1)	Includes an increase in the allowance for loan losses for first-lien loans associated with unsecured HomeSaver Advance loans that are held in MBS trusts that are consolidated on our balance sheets.

(2)	Includes accrued interest of $642 million, $128 million, $39 million, $24 million and $29 million for 2008, 2007, 2006, 2005, and 2004, respectively.

(3)	Includes charges of $333 million in 2008 related to unsecured HomeSaver Advance loans.

(4)	Includes decrease in reserve for guaranty losses and increase in allowance for loan losses due to the purchase of delinquent loans from MBS trusts. Effective with our adoption of SOP 03-3 on January 1, 2005, we record seriously delinquent loans purchased from Fannie Mae MBS trusts at the lower of acquisition cost or fair value at the date of purchase. We no longer record an increase in the allowance for loan losses and reduction in the reserve for guaranty losses when we purchase these loans.

(5)	Includes $150 million, $39 million, $28 million and $22 million as of December 31, 2008, 2007, 2006 and 2005, respectively, for acquired loans subject to the application of SOP 03-3.

(6)	Includes charges recorded at the date of acquisition of $2.1 billion, $1.4 billion, $204 million and $251 million in 2008, 2007, 2006 and 2005, respectively, for acquired loans subject to the application of SOP 03-3 where the acquisition cost exceeded the fair value of the acquired loan. Excludes delinquent loans totaling $56 million that are subject to SOP 03-3 but are held in MBS trusts consolidated on our balance sheets.

(7)	Represents loss reserves amount attributable to each loan type as a percentage of the guaranty book of business for each loan type.

(8)	Loans are classified as nonperforming when we believe collectability of interest or principal on the loan is not reasonably assured. Additionally, troubled debt restructurings and HomeSaver Advance first-lien loans are classified as nonperforming loans. See Table 48: Nonperforming Single-Family and Multifamily Loans for detail on nonperforming loans.

We continued to build our combined loss reserves in 2008 and 2007 through provisions that have been well in excess of our charge-offs. The provision for credit losses attributable to our guaranty book of business of $25.5 billion for 2008 exceeded net charge-offs of $4.2 billion, reflecting an incremental build of $21.3 billion in our combined loss reserves for 2008. In comparison, we recorded a provision for credit losses attributable to our guaranty book of business of $3.2 billion and $385 million for 2007 and 2006, respectively.

As a result of our higher loss provisioning levels, we have substantially increased our combined loss reserves both in absolute terms and as a percentage of our guaranty book of business, to $24.8 billion, or 0.83% of our guaranty book of business, as of December 31, 2008, from $3.4 billion, or 0.12% of our guaranty book of business, as of December 31, 2007. This increase reflected the impact of the continued and dramatic national decline in home prices and the deepening economic downturn, which have resulted in higher delinquencies and defaults and an increase in the average loss severity, or initial charge-off per default. Our conventional single-family serious delinquency rate increased to 2.42% as of December 31, 2008, from 0.98% as of December 31, 2007. The average default rate and loss severity, excluding fair value losses related to SOP 03-3 and HomeSaver Advance loans, was 0.59% and 26%, respectively, for 2008, compared with 0.32% and 11% for 2007, and 0.26% and 4% for 2006.

These worsening mortgage performance trends have been most notable in certain states, certain higher risk loan categories and our 2006 and 2007 loan vintages. The Midwest, which has experienced prolonged economic weakness, and California, Florida, Arizona and Nevada, which previously experienced rapid home price increases and are now experiencing steep home price declines, have accounted for a disproportionately large share of our seriously delinquent loans and charge-offs. Our Alt-A book, particularly the 2006 and 2007 loan vintages, has exhibited early stage payment defaults and represented a disproportionate share of our seriously delinquent loans and charge-offs for 2008. In addition, the deepening economic downturn and increase in unemployment rates have adversely affected the performance of our more traditional loans, which recently have exhibited higher delinquency rates.

The rapidly changing and deteriorating housing and credit market conditions had a more prounounced impact on our loss reserves during the third and fourth quarters of 2008, as we made changes to our loss reserve models and adjustments to reflect: (1) higher severities and higher unpaid principal balance loan balance exposure at default relating to loans originated in 2006 and 2007, and Alt-A loans originated in 2005; (2) the sharp rise in unemployment rates in the second half of 2008 that is not yet fully reflected in our internal models; and (3) the significant adverse impact of geographically concentrated stress, particularly in California, Florida, Nevada, Arizona and the Midwest.

Although the suspension of foreclosure sales on occupied single-family properties scheduled to occur between the periods November 26, 2008 through January 31, 2009 and February 17, 2009 through March 6, 2009 affects the timing of when we incur a credit loss, it does not necessarily affect the credit-related expenses recognized in our consolidated statements of operations because we estimate probable losses inherent in our guaranty book of business as of each balance date in determining our loss reserves. See “Critical Accounting Policies and Estimates — Allowance for Loan Losses and Reserve for Guaranty Losses” for additional information on the process for estimating our loss reserves.

Provision Attributable to SOP 03-3 and HomeSaver Advance Fair Value Losses

“SOP 03-3” refers to the accounting guidance issued by the American Institute of Certified Public Accountants Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. When we purchase delinquent loans from MBS trusts that are within the scope of SOP 03-3, we record our net investment in these loans at the lower of the acquisition cost of the loan or the estimated fair value at the date of purchase. To the extent the acquisition cost exceeds the estimated fair value, we record a SOP 03-3 fair value loss charge-off against the “Reserve for guaranty losses” at the time we acquire the loan. See “Part I—Item 1—Business—Business Segments—Single-Family Credit Guaranty Business—MBS Trusts” for information on the provisions in our MBS trusts agreements that govern the purchase of delinquent loans and the factors that we consider in determining whether to purchase these loans.

We introduced HomeSaver Advance in the first quarter of 2008. HomeSaver Advance serves as a foreclosure prevention tool early in the delinquency cycle and does not conflict with our MBS trust requirements because it allows borrowers to cure their payment defaults without modifying their mortgage loan. HomeSaver Advance allows servicers to provide qualified borrowers with a 15-year unsecured personal loan in an amount equal to all past due payments relating to their mortgage loan, generally up to the lesser of $15,000 or 15% of the unpaid principal balance of the delinquent first lien loan. We record HomeSaver Advance loans at their estimated fair value at the date of purchase of these loans from servicers, and, to the extent the acquisition cost exceeds the estimated fair value, we record a HomeSaver fair value loss charge-off against the “Reserve for guaranty losses” at the time we acquire the loan.

As indicated in Table 10 above, SOP 03-3 and HomeSaver Advance fair value losses increased to $2.4 billion in 2008, from $1.4 billion and $204 million in 2007 and 2006, respectively. As a result of our loss mitigation strategies, including the implementation of HomeSaver Advance, we reduced the number of delinquent loans purchased from MBS trusts to approximately 25,000 loans in 2008, from approximately 42,300 loans in 2007. Despite the significant reduction in the number of delinquent loans purchased from MBS trusts, we experienced an increase in SOP 03-3 fair value losses due to the significant decline in the price of mortgage assets during 2008 as a result of the ongoing deterioration in the housing and credit markets and widespread illiquidity in the financial markets. We describe how we account for SOP 03-3 fair value losses and the process we use to value loans subject to SOP 03-3 in “Critical Accounting Policies and Estimates — Fair Value of Financial Instruments — Fair Value of Loans Purchased with Evidence of Credit Deterioration.”

Table 12 provides a quarterly comparison of the average market price, as a percentage of the unpaid principal balance and accrued interest, of delinquent loans subject to SOP 03-3 purchased from MBS trusts and additional information related to these loans. The decline in national home prices and significant reduction in liquidity in the mortgage markets, along with the increase in mortgage credit risk, that was observed in the second half of 2007 has persisted and become more severe, resulting in continued downward pressure on the value of the collateral underlying these loans.

Table 12:  Statistics on Delinquent Loans Purchased from MBS Trusts Subject to SOP 03-3(1)

	2008				2007
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Average market price(2)	44%	49%	53%	60%	70%	72%	93%	94%
Unpaid principal balance and accrued interest of loans purchased (dollars in millions)	$1,286	$744	$807	$1,704	$1,832	$2,349	$881	$1,057
Number of delinquent loans purchased	6,124	3,678	4,618	10,586	11,997	15,924	6,396	8,009

(1)	Excludes delinquent loans held in MBS trusts that have been consolidated on our balance sheet and first lien loans associated with HomeSaver Advance loans.

(2)	The value of primary mortgage insurance is included as a component of the average market price.

Table 13 presents activity related to delinquent loans subject to SOP 03-3 purchased from MBS trusts under our guaranty arrangements for 2008 and 2007.

Table 13:  Activity of Delinquent Loans Acquired from MBS Trusts Subject to SOP 03-3

			Allowance
	Contractual	Market	for Loan	Net
	Amount(1)	Discount	Losses	Investment
	(Dollars in millions)

Balance as of December 31, 2006	$5,949	$(237)	$(28)	$5,684
Purchases of delinquent loans	6,119	(1,364)	—	4,755
Provision for credit losses	—	—	(76)	(76)
Principal repayments	(1,041)	71	16	(954)
Modifications and troubled debt restructurings	(1,386)	316	10	(1,060)
Foreclosures, transferred to REO	(1,545)	223	39	(1,283)

Balance as of December 31, 2007	$8,096	$(991)	$(39)	$7,066
Purchases of delinquent loans	4,542	(2,096)	—	2,446
Provision for credit losses	—	—	(184)	(184)
Principal repayments	(648)	114	5	(529)
Modifications and troubled debt restructurings	(3,255)	1,247	37	(1,971)
Foreclosures, transferred to REO	(1,710)	460	32	(1,218)

Balance as of December 31, 2008	$7,025	$(1,266)	$(149)	$5,610

(1)	Reflects contractually required principal and accrued interest payments that we believe are probable of collection.

The proportion of delinquent loans purchased from MBS trusts for the purpose of modification varies from period to period, driven primarily by factors such as changes in our loss mitigation efforts, as well as changes in interest rates and other market factors. Beginning in November 2007, we decreased the number of optional delinquent loan purchases from our single-family MBS trusts in order to preserve capital in compliance with our regulatory capital requirements. We also reduced our optional delinquent loan purchases and the number of delinquent loans we purchased from MBS trusts as a result of the implementation of HomeSaver Advance in the first quarter of 2008. During the fourth quarter of 2008, we began increasing the number of delinquent loans we purchased from MBS trusts in response to our efforts to take a more proactive approach to prevent foreclosures by addressing potential problem loans earlier and offering additional, more flexible workout alternatives. We provide additional information on these workout alternatives, including workout activity during 2008 and re-performance data on problem loan workouts, in “Risk Management—Credit Risk Management—Mortgage Credit Risk Management—Problem Loan Management and Foreclosure Prevention.”

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

Table 14 below details the components of our credit loss performance metrics, which exclude the effect of SOP 03-3 and HomeSaver Advance fair value losses, for 2008, 2007 and 2006.

Table 14:  Credit Loss Performance Metrics

	For the Year Ended December 31,
	2008			2007			2006
	Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)
	(Dollars in millions)

Charge-offs, net of recoveries	$6,589	22.9	bp	$2,032	8.0	bp	$454	2.0	bp
Foreclosed property expense	1,858	6.5		448	1.8		194	0.8
Less: SOP 03-3 and HomeSaver Advance fair value losses(2)	(2,429)	(8.4)		(1,364)	(5.4)		(204)	(0.9)
Plus: Impact of SOP 03-3 on charge-offs and foreclosed property expense(3)	501	1.7		223	0.9		73	0.3

Credit losses(4)	$6,519	22.7	bp	$1,339	5.3	bp	$517	2.2	bp

(1)	Based on the annualized amount for each line item presented divided by the average guaranty book of business during the period. We previously calculated our credit loss ratio based on annualized credit losses as a percentage of our mortgage credit book of business, which includes non-Fannie Mae mortgage-related securities held in our mortgage investment portfolio that we do not guarantee. In 2007, we revised the calculation of our credit loss ratio to reflect credit losses as a percentage of our guaranty book of business. We made this revision because losses related to non-Fannie Mae mortgage-related securities are not reflected in our credit losses. We revised the presentation of our credit loss ratio for 2006 to conform to our current presentation.

(2)	Represents the amount recorded as a loss when the acquisition cost of a delinquent loan purchased from an MBS trust that is subject to SOP 03-3 exceeds the fair value of the loan at acquisition. Also includes the difference between the unpaid principal balance of unsecured HomeSaver Advance loans at origination and the estimated fair value of these loans that we record in our consolidated balance sheets.

(3)	For seriously delinquent loans purchased from MBS trusts that are recorded at a fair value amount at acquisition that is lower than the acquisition cost, any loss recorded at foreclosure would be less than it would have been if we had recorded the loan at its acquisition cost instead of at fair value. Accordingly, we have added back to our credit losses the amount of charge-offs and foreclosed property expense that we would have recorded if we had calculated these amounts based on the purchase price.

(4)	Interest forgone on nonperforming loans in our mortgage portfolio, which is presented in Table 48, reduces our net interest income but is not reflected in our credit losses total. In addition, other-than-temporary impairment losses resulting from deterioration in the credit quality of our mortgage-related securities and accretion of interest income on loans subject to SOP 03-3 are excluded from credit losses.

Our credit loss ratio increased to 22.7 basis points in 2008, from 5.3 basis points in 2007 and 2.2 basis points in 2006. Our credit loss ratio including the effect of SOP 03-3 and HomeSaver Advance fair value losses would have been 29.4 basis points, 9.8 basis points and 2.8 basis points for 2008, 2007 and 2006, respectively. The substantial increase in our credit losses in 2008 and 2007 also reflected the impact of the continued and dramatic national decline in home prices, as well as the deepening economic downturn. These conditions have resulted in higher default rates and loss severities, particularly for certain higher risk loan categories, loan vintages and loans within certain states that have had the greatest home price depreciation from their recent peaks. The suspension of foreclosure sales on occupied single-family properties scheduled to occur between November 26, 2008 through January 31, 2009 reduced our foreclosure activity in the fourth quarter of 2008, which resulted in a reduction in our credit losses during the quarter. If we are unable to modify a loan during the foreclosure suspension period and the property goes to foreclosure, we will record a charge-off upon foreclosure.

Specific credit loss statistics related to certain higher risk loan categories and loan vintages; loans within certain states that have had the greatest home price depreciation from their recent peaks; and loans within states in the Midwest, which has experienced prolonged economic weakness, include the following:

•	Certain higher risk loan types, including Alt-A loans, interest-only loans, loans to borrowers with low credit scores and loans with high loan-to-value ratios, many of which were originated in 2006 and 2007, represented approximately 28% and 29% of our single-family conventional mortgage credit book of business as of December 31, 2008 and 2007, respectively, but accounted for approximately 71% and 56% of our single-family credit losses for 2008 and 2007, respectively, compared with 46% for 2006.

•	California, Florida, Arizona and Nevada, which represented approximately 28% and 27% of our single-family conventional mortgage credit book of business as of December 31, 2008 and 2007, respectively, accounted for 49% and 15% of our single-family credit losses for 2008 and 2007, respectively, compared with 0% for 2006.

•	Michigan and Ohio, two key states driving credit losses in the Midwest, represented approximately 6% of our single-family conventional mortgage credit book of business as of December 31, 2008 and 2007, but accounted for 16% and 39% of our single-family credit losses for 2008 and 2007, respectively, compared with 50% for 2006.

We provide more detailed credit performance information, including serious delinquency rates by geographic region, statistics on nonperforming loans and foreclosed property activity, in “Risk Management — Credit Risk Management — Mortgage Credit Risk Management.”

Regulatory Hypothetical Stress Test Scenario

Pursuant to a September 2005 agreement with OFHEO, we disclose on a quarterly basis the present value of the change in future expected credit losses from our existing single-family guaranty book of business from an immediate 5% decline in single-family home prices for the entire United States. For purposes of this calculation, we assume that, after the initial 5% shock, home price growth rates return to the average of the possible growth rate paths used in our internal credit pricing models. The sensitivity results represent the difference between future expected credit losses under our base case scenario, which is derived from our internal home price path forecast, and a scenario that assumes an instantaneous nationwide 5% decline in home prices. Table 15 shows the credit loss sensitivities before and after consideration of projected credit risk sharing proceeds, such as private mortgage insurance claims and other credit enhancement, as of December 31, 2008 and 2007 for first lien single-family whole loans we own or that back Fannie Mae MBS.

Table 15:  Single-Family Credit Loss Sensitivity(1)

	As of December 31,
	2008	2007
	(Dollars in millions)

Gross single-family credit loss sensitivity	$13,232	$9,644
Less: Projected credit risk sharing proceeds	(3,478)	(5,102)

Net single-family credit loss sensitivity	$9,754	$4,542

Outstanding single-family whole loans and Fannie Mae MBS	$2,724,253	$2,523,440
Single-family net credit loss sensitivity as a percentage of outstanding single-family whole loans and Fannie Mae MBS	0.36%	0.18%

(1)	Represents total economic credit losses, which consist of credit losses and forgone interest. Calculations are based on approximately 97% of our total single-family guaranty book of business as of both December 31, 2008 and 2007. The mortgage loans and mortgage-related securities that are included in these estimates consist of: (i) single-family Fannie Mae MBS (whether held in our mortgage portfolio or held by third parties), excluding certain whole loan REMICs and private-label wraps; (ii) single-family mortgage loans, excluding mortgages secured only by second liens, subprime mortgages, manufactured housing chattel loans and reverse mortgages; and (iii) long-term standby commitments. We expect the inclusion in our estimates of the excluded products may impact the estimated sensitivities set forth in this table.

The increase in the projected credit loss sensitivities during 2008 reflected the significant decline in home prices during the year and the current negative near-term outlook for the housing and credit markets. These higher sensitivities also reflect the impact of updates to our underlying credit loss estimation models to capture the credit risk associated with the rapidly deteriorating conditions in the housing and credit markets. An environment of continuing lower home prices affects the frequency and timing of defaults and increases the level of credit losses, resulting in greater loss sensitivities.

We generated these sensitivities using the same models that we use to estimate fair value and impairment. Because these sensitivities represent hypothetical scenarios, they should be used with caution. Our regulatory stress test scenario is limited in that it assumes an instantaneous uniform 5% nationwide decline in home prices, which is not representative of the historical pattern of changes in home prices. Changes in home prices generally vary on a regional, as well as a local, basis. In addition, these stress test scenarios are calculated independently without considering changes in other interrelated assumptions, such as unemployment rates or other economic factors, which are likely to have a significant impact on our future expected credit losses.

Other Non-Interest Expenses

Other non-interest expenses consists of credit enhancement expenses, which represent the amortization of the credit enhancement asset we record at the inception of guaranty contracts, costs associated with the purchase of additional mortgage insurance to protect against credit losses, net gains and losses on the extinguishment of debt, the amortization of master servicing assets and other miscellaneous expenses. Other non-interest expenses totaled $1.3 billion, $686 million and $210 million in 2008, 2007 and 2006, respectively. The increase in expenses for 2008 was attributable to interest expense associated with the increase in our unrecognized tax benefit, an increase in amortization expense related to our master servicing assets and an increase in the net losses recorded on the extinguishment of debt. The increase in expenses for 2007 was attributable to higher credit enhancement expenses and a reduction in the amount of net gains recognized on the extinguishment of debt.

Federal Income Taxes

Although we incurred pre-tax losses for 2008, we did not record a tax benefit for the majority of the losses we incurred in 2008. Instead, we recorded a provision for federal income taxes of $13.7 billion, which reflects our conclusion as of September 30, 2008 that it was more likely than not that we would not generate sufficient taxable income in the foreseeable future to realize all of our deferred tax assets. Based on this determination, we recorded a non-cash charge of $21.4 billion in the third quarter of 2008 to establish a partial deferred tax asset valuation allowance against our net deferred tax assets. In the fourth quarter of 2008, we recorded an additional deferred tax asset valuation allowance of $9.4 billion, which represented the reserve for the tax benefit associated with the pre-tax loss we incurred in the fourth quarter of 2008. Our deferred tax asset valuation allowance totaled $30.8 billion as of December 31, 2008, resulting in a reduction in our net deferred tax assets to $3.9 billion as of December 31, 2008, compared with $13.0 billion as of December 31, 2007.

We discuss the factors that led us to record a partial valuation allowance against our net deferred tax assets in “Critical Accounting Policies and Estimates — Deferred Tax Assets” and “Notes to Consolidated Financial Statements — Note 12, Income Taxes.” The amount of deferred tax assets considered realizable is subject to adjustment in future periods. We will continue to monitor all available evidence related to our ability to utilize our remaining deferred tax assets. If we determine that recovery is not likely, we will record an additional valuation allowance against the deferred tax assets that we estimate may not be recoverable. Our income tax expense in future periods will be reduced or increased to the extent of offsetting decreases or increases to our valuation allowance.

We recorded a tax benefit of $3.1 billion for 2007, which resulted in an effective income tax rate of 60%. The tax benefit amount reflected the combined effect of a pre-tax loss in 2007 and tax credits generated from our LIHTC partnership investments. We recorded a tax provision of $166 million in 2006, which resulted in an effective income tax rate of 4%. The variance in our effective income tax rate between periods and the difference between our statutory income tax rate of 35% and our effective tax rate is primarily due to the effect of fluctuations in our pre-tax earnings, which affects the relative tax benefit of tax-exempt income and tax credits. As disclosed in “Notes to Consolidated Financial Statements—Note 12, Income Taxes,” our effective tax rate would have been 40% and 29% for 2007 and 2006, respectively, if we had not received the tax benefits from our investments in LIHTC partnerships.

BUSINESS SEGMENT RESULTS

We provide a more complete description of our business segments in “Part I—Item 1—Business—Business Segments.” Results of our three business segments are intended to reflect each segment as if it were a stand-alone business. We describe the management reporting and allocation process used to generate our segment results in “Notes to Consolidated Financial Statements—Note 16, Segment Reporting.” We summarize our segment results for 2008, 2007 and 2006 in the tables below and provide a discussion of these results.

Single-Family Business

Our Single-Family business recorded a net loss of $27.1 billion in 2008, compared with a net loss of $858 million in 2007, and net income of $2.0 billion in 2006. The primary source of revenue for our Single-Family business is guaranty fee income. Other sources of revenue trust management income and other fee income, primarily related to transaction and technology fees. Expenses primarily include credit-related expenses and administrative expenses. Table 16 summarizes the financial results for our Single-Family business for the periods indicated.

Table 16:  Single-Family Business Results

				Variance
	For the Year Ended December 31,			2008 vs. 2007		2007 vs. 2006
	2008	2007	2006	$	%	$	%
	(Dollars in millions)

Statement of operations data:(1)
Guaranty fee income	$8,390	$5,816	$4,785	$2,574	44%	$1,031	22%
Trust management income(2)	256	553	109	(297)	(54)	444	407
Other income(3)	716	629	1,282	87	14	(653)	(51)
Losses on certain guaranty contracts	—	(1,387)	(431)	1,387	100	(956)	(222)
Credit-related expenses(4)	(29,725)	(5,003)	(778)	(24,722)	(494)	(4,225)	(543)
Other expenses(5)	(1,950)	(1,928)	(1,834)	(22)	(1)	(94)	(5)

Income (loss) before federal income taxes	(22,313)	(1,320)	3,133	(20,993)	(1,590)	(4,453)	(142)
(Provision) benefit provision for federal income taxes	(4,788)	462	(1,089)	(5,250)	(1,136)	1,551	142

Net (loss) income	$(27,101)	$(858)	$2,044	$(26,243)	(3,059)%	$(2,902)	(142)%

Other key performance data:
Average single-family guaranty book of business(6)	$2,715,606	$2,406,422	$2,178,478	$309,184	13%	$227,944	10%

(1)	Certain prior period amounts have been reclassified to conform with the current period presentation in our consolidated statements of operations.

(2)	We began separately reporting the revenues from trust management fees in our consolidated statements of operations effective November 2006. We previously included these revenues as a component of interest income. We have not reclassified prior period amounts to conform to the current period presentation.

(3)	Consists of net interest income, investment gains and losses, and fee and other income.

(4)	Consists of the provision for credit losses and foreclosed property expense.

(5)	Consists of administrative expenses and other expenses.

(6)	The single-family guaranty book of business consists of single-family mortgage loans held in our mortgage portfolio, single-family Fannie Mae MBS held in our mortgage portfolio, single-family Fannie Mae MBS held by third parties, and other credit enhancements that we provide on single-family mortgage assets. Excludes non-Fannie Mae mortgage-related securities held in our investment portfolio for which we do not provide a guarantee.

Key factors affecting the results of our Single-Family business for 2008 compared with 2007 included the following.

•	Increased guaranty fee income, primarily attributable to an increase in the average effective single-family guaranty fee rate, coupled with growth in the average single-family guaranty book of business.

•	The average effective single-family guaranty fee rate increased by 28% to 30.9 basis points in 2008, from 24.2 basis points in 2007. The growth in our average effective single-family guaranty fee rate during 2008 was primarily driven by the accelerated recognition of deferred amounts into income, as interest rates fell significantly during 2008, resulting in higher expected prepayment rates. Our average effective guaranty fee rate for 2008 also reflected the impact of guaranty fee pricing changes we implemented to address the current risks in the housing market and a shift in the composition of our new business to a greater proportion of higher-quality, lower risk and lower guaranty fee mortgages. The combined effect of these changes resulted in a reduction in the average charged guaranty fee on new single-family business to 28.0 basis points in 2008, from 28.6 basis points for 2007.

•	Our average single-family guaranty book of business increased by 13% to $2.7 trillion in 2008, from $2.4 trillion in 2007, reflecting the significant increase in our market share since the end of the second quarter of 2007. Our estimated market share of new single-family mortgage-related securities issuances, which is based on publicly available data and excludes previously securitized mortgages, increased to approximately 45.4% for 2008, from approximately 33.9% for 2007. However, we began to experience a decrease in market share during the second half of 2008.

•	A substantial increase in credit-related expenses, reflecting a significantly higher incremental provision for credit losses as well as higher charge-offs due to worsening credit performance trends, including significant increases in delinquencies, defaults and loss severities, particularly in certain higher risk loan categories and vintages and certain states. We also experienced an increase in SOP 03-3 fair value losses in 2008.

•	A non-cash charge during the third quarter of 2008 to establish a partial deferred tax asset valuation allowance against our net deferred tax assets. As a result of the partial deferred tax valuation allowance, we did not record tax benefits for the majority of the losses we incurred during 2008. The allocation of this charge, which totaled $21.4 billion, to our Single-Family business resulted in a provision for federal income taxes of $4.8 billion for 2008, compared with a tax benefit of $462 million for 2007.

Key factors affecting the results of our Single-Family business for 2007 compared with 2006 included the following.

•	Increased guaranty fee income in 2007, attributable to growth in the average single-family guaranty book of business, coupled with an increase in the average effective single-family guaranty fee rate.

•	Our average single-family guaranty book of business increased by 10% to $2.4 trillion in 2007, from $2.2 trillion in 2006, due to strong growth in single-family Fannie Mae MBS issuances. This growth reflected the shift in the product mix of mortgage originations in the primary mortgage market back to more traditional conforming products, such as 30-year fixed-rate loans, and a significant reduction in competition from private-label issuers of mortgage-related securities.

•	The growth in our average effective single-family guaranty fee rate resulted from targeted pricing increases on new business due to the increase in the market pricing of mortgage credit risk and an increase in the accretion of our guaranty obligation and deferred profit into income in 2007 as compared with 2006, due in part to accretion related to losses on certain guaranty contracts.

•	Significantly higher losses on certain guaranty contracts in 2007, primarily due to the deterioration in home prices and overall housing market conditions, which led to an increase in mortgage credit risk pricing that resulted in an increase in the estimated fair value of our guaranty obligations. As a result, we recorded increased losses on certain guaranty contracts associated with our MBS issuances during 2007.

•	A substantial increase in credit-related expenses in 2007, reflecting an increase in both the provision for credit losses and foreclosed property expenses resulting principally from the continued impact of weak economic conditions in the Midwest and the effect of the national decline in home prices. We also experienced a significant increase in market-based valuation adjustments on delinquent loans purchased from MBS trusts, which are presented as part of our provision for credit losses.

•	A relatively stable effective tax rate of 35.0% for 2007, compared with 34.8% for 2006.

HCD Business

Our HCD business recorded a net loss of $2.2 billion in 2008, compared with net income of $157 million and $338 million in 2007 and 2006, respectively. Table 17 summarizes the financial results for our HCD business for the periods indicated. The primary sources of revenue for our HCD business are guaranty fee income and other income, consisting of transaction fees associated with our multifamily business and bond credit enhancement fees. Expenses primarily include administrative expenses, credit-related expenses and net operating losses associated with our partnership investments, which generate tax benefits that may reduce our federal income tax liability. However, we determined in the third quarter of 2008 that we may be unable to realize the future tax benefits generated by these investments.

Table 17:  HCD Business Results

				Variance
	For the Year Ended December 31,			2008 vs. 2007		2007 vs. 2006
	2008	2007	2006	$	%	$	%
	(Dollars in millions)

Statement of operations data:
Guaranty fee income	$633	$470	$562	$163	35%	$(92)	(16)%
Other income(1)(2)	186	359	279	(173)	(48)	80	29
Losses on partnership investments	(1,554)	(1,005)	(865)	(549)	(55)	(140)	(16)
Credit-related expenses(3)	(84)	(9)	(5)	(75)	(833)	(4)	(80)
Other expenses(1)(4)	(859)	(1,167)	(1,076)	308	26	(91)	(8)

Income (loss) before federal income taxes	(1,678)	(1,352)	(1,105)	(326)	(24)	(247)	(22)
(Provision) benefit for federal income taxes	(511)	1,509	1,443	(2,020)	(134)	66	5

Net (loss) income	$(2,189)	$157	$338	$(2,346)	(1,494)%	$(181)	(54)%

Other key performance data:
Average multifamily guaranty book of business(5)	$161,722	$131,375	$118,537	$30,347	23%	$12,838	11%

(1)	Certain prior period amounts have been reclassified to conform to the current period presentation.

(2)	Consists of trust management income and fee and other income.

(3)	Consists of the provision for credit losses and foreclosed property (expense) income.

(4)	Consists of net interest expense, losses on certain guaranty contracts, administrative expenses, minority interest in earnings of consolidated subsidiaries and other expenses.

(5)	The multifamily guaranty book of business consists of multifamily mortgage loans held in our mortgage portfolio, multifamily Fannie Mae MBS held in our mortgage portfolio, multifamily Fannie Mae MBS held by third parties and other credit enhancements that we provide on multifamily mortgage assets. Excludes non-Fannie Mae mortgage-related securities held in our investment portfolio for which we do not provide a guarantee.

Key factors affecting the results of our HCD business for 2008 compared with 2007 included the following.

•	Increased guaranty fee income, attributable to growth in the average multifamily guaranty book of business, an increase in the average effective multifamily guaranty fee rate and the accelerated amortization of our deferred guaranty obligation due to the decline in interest rates. The increases in our book of business and guaranty fee rate reflected the increased investment and liquidity that we provided to the multifamily mortgage market in 2008.

•	A decrease in other income, primarily attributable to lower multifamily fees due to a reduction in multifamily loan prepayments during 2008.

•	An increase in losses on partnership investments, primarily due to other-than-temporary impairment of $531 million recorded on our LIHTC partnership investments in 2008 because we may be unable to realize the future tax benefits generated by these investments. In addition, we experienced an increase in net operating losses and recorded other-than-temporary impairment on our investments in rental and for-sale affordable housing, attributable to the deepening economic downturn.

•	A non-cash charge during the third quarter of 2008 to establish a partial deferred tax asset valuation allowance against our net deferred tax assets. As a result of the partial deferred tax valuation allowance, we did not record tax benefits for the majority of the losses we incurred during 2008. The allocation of this charge to our HCD business largely resulted in a provision for federal income taxes of $511 million for 2008. In comparison, we recorded a tax benefit of $1.5 billion for 2007, driven by tax credits of $1.0 billion.

Key factors affecting the results of our HCD business for 2007 compared with 2006 included the following.

•	Decreased guaranty fee income resulting from a decline in the average effective multifamily guaranty fee rate, which was partially offset by growth in the average multifamily guaranty book of business. The decline in our average effective multifamily guaranty fee rate was due in part to the recognition of deferred profits in 2006 related to a large multifamily transaction that was terminated in December 2006. Our HCD business continued to experience competitive fee pressure from private-label issuers of commercial mortgage-backed securities during the first six months of 2007. In the third quarter of 2007, this trend began to reverse as a result of the growing need for credit and liquidity in the multifamily mortgage market. These market factors contributed to a higher guaranty fee rate on new multifamily business and to faster growth in our multifamily guaranty book of business during the second half of 2007. The growth in the multifamily guaranty book of business was largely attributable to an increase in multifamily loan acquisitions by our Capital Markets group.

•	An increase in losses on partnership investments related to our for-sale housing partnership investments due to the deterioration in the housing market. In addition, we increased our investment in affordable rental housing partnership investments, which resulted in an increase in the net operating losses related to these investments. These losses more than offset gains on the sales of investments in LIHTC partnerships in 2007.

•	An increase in other income due to an increase in loan prepayment and yield maintenance fees resulting from higher multifamily loan prepayments during 2007.

•	An increase in other expenses primarily resulting from higher net interest expense associated with an increase in segment assets.

•	A tax benefit of $1.5 billion in 2007 driven primarily by tax credits of $1.0 billion, compared with a tax benefit of $1.4 billion in 2006 driven by tax credits of $1.1 billion.

Capital Markets Group

Our Capital Markets group recorded a net loss of $29.4 billion in 2008, compared with a net loss of $1.3 billion in 2007, and net income of $1.7 billion in 2006. Table 18 summarizes the financial results for our Capital Markets group for the periods indicated. The primary source of revenue for our Capital Markets group is net interest income. Expenses primarily consist of administrative expenses. Fair value gains and losses, investment gains and losses, and debt extinguishment gains and losses also have a significant impact on the financial performance of our Capital Markets group.

Table 18:  Capital Markets Group Business Results

				Variance
	For the Year Ended December 31,			2008 vs. 2007		2007 vs. 2006
	2008	2007	2006	$	%	$	%
	(Dollars in millions)

Statement of operations data:
Net interest income	$8,664	$4,620	$6,157	$4,044	88%	$(1,537)	(25)%
Investment losses, net(1)	(7,148)	(803)	(788)	(6,345)	(790)	(15)	(2)
Fair value gains (losses), net(1)	(20,129)	(4,668)	(1,744)	(15,461)	(331)	(2,924)	(168)
Fee and other income(1)	264	313	372	(49)	(16)	(59)	(16)
Other expenses(1)(2)	(2,209)	(1,916)	(1,812)	(293)	(15)	(104)	(6)

Income (loss) before federal income taxes	(20,558)	(2,454)	2,185	(18,104)	(738)	(4,639)	(212)
(Provision) benefit for federal income taxes	(8,450)	1,120	(520)	(9,570)	(854)	1,640	315
Extraordinary gains (losses), net of tax effect	(409)	(15)	12	(394)	(2,627)	(27)	(225)

Net (loss) income	$(29,417)	$(1,349)	$1,677	$(28,068)	(2,081)%	$(3,026)	(180)%

(1)	Certain prior period amounts have been reclassified to conform with the current period presentation in our consolidated statements of operations.

(2)	Consists of debt extinguishment losses, allocated guaranty fee expense, administrative expenses and other expenses.

Key factors affecting the results of our Capital Markets group for 2008 compared with 2007 included the following.

•	An increase in net interest income, primarily attributable to an expansion of our net interest yield driven by a reduction in the average cost of our debt that more than offset a decline in the average yield on our interest-earning assets. The decrease in the average cost of our debt was due to the decline in short-term interest rates during 2008 and a shift in our funding mix to more short-term debt. The reversal of accrued interest expense on step-rate debt that we paid off during the first quarter of 2008 also reduced the average cost of our debt. The increase in our net interest income does not reflect the impact of a significant increase in the net contractual interest expense on our interest rate swaps.

•	A substantial increase in fair value losses, primarily attributable to significantly higher fair value losses on our derivatives as a result of the considerable decline in swap interest rates during 2008. We also experienced significant losses on our trading securities, primarily due to the continued widening of spreads during the year, particularly on private-label mortgage-related securities backed by Alt-A and subprime loans and CMBS. In addition, we recorded losses on some of the investments in corporate debt securities in our cash and other investments portfolio due to the default or distressed financial condition of the issuers of these securities.

•	A significant increase in investment losses, attributable to other-than-temporary impairment on available-for-sale securities totaling $7.0 billion in 2008, compared with $814 million in 2007. The impairment losses were primarily associated with our investments in Alt-A and subprime private-label securities, which have experienced extreme price declines and a significant reduction in the expected cash flows due to markedly higher expected defaults and loss severities on the underlying mortgages.

•	A non-cash charge during the third quarter of 2008 to establish a partial deferred tax asset valuation allowance against our net deferred tax assets. As a result of the partial deferred tax valuation allowance, we did not record tax benefits for the majority of the losses we incurred during 2008. The allocation of this charge, which totaled $21.4 billion, to our Capital Markets group resulted in a provision for federal income taxes of $8.5 billion for 2008, compared with a tax benefit of $1.1 billion for 2007.

Key factors affecting the results of our Capital Markets group for 2007 compared with 2006 included the following.

•	A significant reduction in net interest income during 2007, due to continued compression in our net interest yield, largely attributable to the increase in our short-term and long-term debt costs as we continued to replace, at higher interest rates, maturing debt that we had issued at lower interest rates during the past few years.

•	An increase in investment losses primarily due to increased losses on trading securities in 2007, reflecting the decrease in the fair value of these securities due to wider credit spreads that more than offset the favorable impact of a decrease in interest rates during the fourth quarter of 2007.

•	An increase in derivatives fair value losses due to the significant decline in swap interest rates during the second half of 2007. The 5-year swap interest rate fell by 131 basis points to 4.19% as of December 31, 2007 from 5.50% as of June 30, 2007.

•	An effective tax rate of 45.6% for 2007, compared with an effective tax rate of 23.8% for 2006. The variance in the effective tax rate and statutory rate was primarily due to fluctuations in our pre-tax income and the relative benefit of tax-exempt income generated from our investments in mortgage revenue bonds.

CONSOLIDATED BALANCE SHEET ANALYSIS

We seek to structure the composition of our balance sheet and manage its size to ensure compliance with our regulatory requirements, to provide adequate liquidity to meet our needs, to mitigate our interest rate and credit risk exposure, and to maintain a positive net worth. The major asset components of our balance sheet include our mortgage investments and our cash and other investments portfolio. We fund and manage the interest rate risk on these investments through the issuance of debt securities and the use of derivatives. Our debt securities and derivatives represent the major liability components of our consolidated balance sheet.

Total assets of $912.4 billion as of December 31, 2008 increased by $33.0 billion, or 3.8%, from December 31, 2007. Total liabilities of $927.6 billion increased by $92.3 billion, or 11.0%, from December 31, 2007. Stockholders’ equity decreased by $59.3 billion during 2008, to a deficit of $15.3 billion as of December 31, 2008, from a surplus of $44.0 billion as of December 31, 2007. The decrease in stockholders’ equity was attributable to the pre-tax loss in 2008, the non-cash charge of $21.4 billion that we recorded in the third quarter of 2008 to establish a partial deferred tax asset valuation allowance, and a significant increase in unrealized losses on available-for-sale securities. Following is a discussion of material changes in the major components of our assets and liabilities since December 31, 2007. See “Liquidity and Capital Management—Capital Management—Capital Activity,” for additional discussion of changes in our stockholders’ equity (deficit).

Mortgage Investments

Our mortgage investment activities may be constrained by our regulatory requirements, certain operational limitations, tax classifications and our intent to hold certain temporarily impaired securities until recovery in value, as well as risk parameters applied to the mortgage portfolio. Our mortgage portfolio activity for 2008 was affected by market conditions, as well as certain regulatory actions and requirements, including the following:

•	For the first two months of 2008, we were subject to an OFHEO-directed limitation on the size of our mortgage portfolio, which is described in our 2007 Form 10-K. Effective March 1, 2008, OFHEO removed the limitation on the size of our mortgage portfolio.

•	On March 19, 2008, OFHEO reduced the 30% capital surplus requirement, which was part of our May 2006 consent order with OFHEO, to 20%. In May 2008, OFHEO further reduced our capital surplus requirement to 15%. In October 2008, FHFA announced that our capital requirements would not be binding during the conservatorship.

•	The senior preferred stock purchase agreement with Treasury permits us to increase our mortgage portfolio temporarily up to a cap of $850 billion through December 31, 2009. We then, however, are required to reduce our mortgage portfolio by 10% per year beginning in 2010. We also are required to limit the amount of indebtedness we can incur to 110% of our aggregate indebtedness as of June 30, 2008.

•	FHFA has encouraged us to acquire and hold increased amounts of mortgage loans and mortgage-related securities in our mortgage portfolio to provide additional liquidity to the mortgage market.

Table 19 summarizes our mortgage portfolio activity for 2008, 2007 and 2006.

Table 19:  Mortgage Portfolio Activity(1)

	Purchases(2)			Sales			Liquidations(3)
	2008	2007	2006	2008	2007	2006	2008	2007	2006
	(Dollars in millions)

Mortgage loans:
Fixed-rate:
Long-term	$72,956	$62,738	$65,680	$—	$—	$—	$22,913	$30,656	$35,336
Intermediate-term(4)	30,004	32,080	16,044	—	—	—	10,797	18,937	28,009

Total fixed-rate loans	102,960	94,818	81,724	—	—	—	33,710	49,593	63,345
Adjustable-rate loans	14,313	16,535	9,431	—	—	—	9,447	10,402	10,003

Total mortgage loans	117,273	111,353	91,155	—	—	—	43,157	59,995	73,348

Mortgage securities:
Fixed-rate:
Long-term	50,509	16,141	18,948	33,595	59,617	42,538	21,137	25,060	37,254
Intermediate-term(5)	11,970	14,429	6,945	6,734	4,012	4,977	4,716	4,258	4,354

Total fixed-rate securities	62,479	30,570	25,893	40,329	63,629	47,515	25,853	29,318	41,608
Adjustable-rate securities	14,794	38,686	64,718	2,711	5,349	5,160	17,091	28,273	38,442

Total mortgage securities	77,273	69,256	90,611	43,040	68,978	52,675	42,944	57,591	80,050

Total mortgage portfolio	$194,546	$180,609	$181,766	$43,040	$68,978	$52,675	$86,101	$117,586	$153,398

Annual liquidation rate							11.5%	16.2%	21.0%

(1)	Excludes unamortized premiums, discounts and other cost basis adjustments.

(2)	Excludes advances to lenders and mortgage-related securities acquired through the extinguishment of debt.

(3)	Includes scheduled repayments, prepayments, foreclosures and lender repurchases.

(4)	Consists of mortgage loans with contractual maturities at purchase equal to or less than 15 years.

(5)	Consists of mortgage securities with maturities at issue date equal to or less than 15 years.

Although the significant widening of mortgage-to-debt spreads during 2008 presented more opportunities for us to purchase mortgage assets at attractive prices and spreads, we limited our mortgage portfolio purchases in the earlier part of the year to preserve capital. We were able to expand our mortgage portfolio purchases during the second quarter of 2008 as a result of OFHEO’s reduction in our capital surplus requirement and the additional capital raised from the issuance of equity securities in May and June 2008. However, the demand for our callable or longer-term debt was significantly reduced during the second half of 2008, which limited our ability to issue these debt securities at attractive rates. Because of these market conditions, as well as the limit on the amount of debt we are permitted to issue under the senior preferred stock purchase agreement, we increased our portfolio at a slower rate in the second half of 2008. The demand for our debt has improved since late November 2008, which allowed us to issue callable and longer-term debt in early 2009. However, there can be no assurance that this recent improvement will continue. For additional information on our funding activity, see “Liquidity and Capital Management—Liquidity Management—Debt Funding.” For a description of the Treasury agreements and terms, see “Part I—Item 1—Business “Conservatorship, Treasury Agreements, Our Charter and Regulation of Our Activities—Treasury Agreements.”

Our level of portfolio purchases decreased in 2007 from 2006, due in part to lower market volumes resulting from the reduction in mortgage origination activity and a more limited availability of mortgage assets that met our targeted return thresholds during the first half of 2007.

We experienced a decrease in the level of sales from our mortgage portfolio during 2008, due in part to the significant widening of spreads and less favorable market conditions for the sale of mortgage assets. Our mortgage portfolio sales increased in 2007 from 2006, primarily due to an increase in portfolio sales during the second half of 2007 to manage the size of our mortgage portfolio to comply with our regulatory mortgage portfolio cap and to enhance our capital position. The substantial decrease in the rate of mortgage liquidations during 2008 reflected the reduction in refinancing activity due to the continued deterioration in the housing market and tightening of credit standards in the primary mortgage market. Our mortgage liquidation rate also decreased in 2007 from 2006, largely due to a reduction in refinancings.

Table 20 shows the composition of our mortgage portfolio by product type and the carrying value, which reflects the net impact of our purchases, sales and liquidations, as of the end of each year of the five-year period ended December 31, 2008. Our net mortgage portfolio totaled $765.1 billion as of December 31, 2008, reflecting an increase of 6% from December 31, 2007.

Table 20:  Mortgage Portfolio Composition(1)

	As of December 31,
	2008	2007	2006	2005	2004
	(Dollars in millions)

Mortgage loans:(2)
Single-family:
Government insured or guaranteed(3)	$43,799	$28,202	$20,106	$15,036	$10,112
Conventional:
Long-term, fixed-rate	186,550	193,607	202,339	199,917	230,585
Intermediate-term, fixed-rate(4)	37,546	46,744	53,438	61,517	76,640
Adjustable-rate	44,157	43,278	46,820	38,331	38,350

Total conventional single-family	268,253	283,629	302,597	299,765	345,575

Total single-family	312,052	311,831	322,703	314,801	355,687

Multifamily:
Government insured or guaranteed(3)	699	815	968	1,148	1,074
Conventional:
Long-term, fixed-rate	5,636	5,615	5,098	3,619	3,133
Intermediate-term, fixed-rate(4)	90,837	73,609	50,847	45,961	39,009
Adjustable-rate	20,269	11,707	3,429	1,151	1,254

Total conventional multifamily	116,742	90,931	59,374	50,731	43,396

Total multifamily	117,441	91,746	60,342	51,879	44,470

Total mortgage loans	429,493	403,577	383,045	366,680	400,157

Unamortized premiums (discounts) and other cost basis adjustments, net	(894)	726	943	1,254	1,647
Lower of cost or fair value adjustments on loans held for sale	(264)	(81)	(93)	(89)	(83)
Allowance for loan losses for loans held for investment	(2,923)	(698)	(340)	(302)	(349)

Total mortgage loans, net	425,412	403,524	383,555	367,543	401,372

Mortgage-related securities:
Fannie Mae single-class MBS	159,712	102,258	124,383	160,322	272,665
Fannie Mae structured MBS	69,238	77,905	75,261	74,129	71,739
Non-Fannie Mae single-class mortgage securities	26,976	28,129	27,980	27,162	35,656
Non-Fannie Mae structured mortgage securities(5)	88,467	96,373	97,399	86,129	109,455
Mortgage revenue bonds	15,447	16,315	16,924	18,802	22,076
Other mortgage-related securities	2,863	3,346	3,940	4,665	5,461

Total mortgage-related securities	362,703	324,326	345,887	371,209	517,052

Market value adjustments(6)	(15,996)	(3,249)	(1,261)	(789)	6,680
Other-than-temporary impairments	(7,349)	(603)	(1,004)	(553)	(432)
Unamortized premiums (discounts) and other cost basis adjustments, net(7)	296	(1,076)	(1,083)	(909)	173

Total mortgage-related securities, net	339,654	319,398	342,539	368,958	523,473

Mortgage portfolio, net(8)	$765,066	$722,922	$726,094	$736,501	$924,845

(1)	Mortgage loans and mortgage-related securities are reported at unpaid principal balance.

(2)	Mortgage loans include unpaid principal balances totaling $65.8 billion, $81.8 billion, $105.5 billion, $113.3 billion and $152.7 billion as of December 31, 2008, 2007, 2006, 2005 and 2004 , respectively, related to mortgage-related securities that were consolidated under FASB Interpretation (“FIN”) No. 46R (revised December 2003), Consolidation of Variable Interest Entities (an interpretation of ARB No. 51) (“FIN 46R”), and mortgage-related securities created from securitization transactions that did not meet the sales criteria under SFAS No. 140, Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125) (“SFAS 140”), which effectively resulted in mortgage-related securities being accounted for as loans.

(3)	Refers to mortgage loans that are guaranteed or insured by the U.S. government or its agencies, such as the Department of Veterans Affairs, Federal Housing Administration or the Rural Development Housing and Community Facilities Program of the Department of Agriculture.

(4)	Intermediate-term, fixed-rate consists of mortgage loans with contractual maturities at purchase equal to or less than 15 years.

(5)	Includes private-label mortgage-related securities backed by subprime or Alt-A mortgage loans totaling $52.4 billion as of December 31, 2008. Refer to “Available-for-Sale and Trading Securities—Investments in Alt-A and Subprime Mortgage-Related Securities” for a description of our investments in subprime and Alt-A securities.

(6)	Includes unrealized gains and losses on mortgage-related securities and securities commitments classified as trading and available for sale.

(7)	Includes the impact of other-than-temporary impairments of cost basis adjustments.

(8)	Includes consolidated mortgage-related assets acquired through the assumption of debt. Also includes $720 million and $538 million as of December 31, 2008 and 2007, respectively, of mortgage loans and mortgage-related securities that we have pledged as collateral and that counterparties have the right to sell or repledge.

Cash and Other Investments Portfolio

Our cash and other investments portfolio consists of cash and cash equivalents, federal funds sold and securities purchased under agreements to resell and non-mortgage investment securities. Our cash and other investments portfolio totaled $93.0 billion and $91.1 billion as of December 31, 2008 and December 31, 2007, respectively. Under our current liquidity policy, our initial source of liquidity in the event of a liquidity crisis that restricts our access to the unsecured debt market is the sale or maturation of assets in our cash and other investments portfolio. Because of the reduced liquidity of some of the assets in our cash and other investments portfolio, we significantly increased the cash and cash equivalents portion of this portfolio during the second half of 2008 to $17.9 billion as of December 31, 2008. In comparison, our cash and cash equivalents totaled $3.9 billion as of December 31, 2007. See “Liquidity and Capital Management—Liquidity Management—Liquidity Contingency Plan—Cash and Other Investments Portfolio” for more information on our cash and other investments portfolio.

Trading and Available-for-Sale Investment Securities

Our mortgage investment securities are classified in our consolidated balance sheets as either trading or available for sale and reported at fair value. In conjunction with our January 1, 2008 adoption of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), we elected to reclassify all of our non-mortgage investment securities from available for sale to trading. Table 21 details the amortized cost, fair value, maturity and average yield of our investment securities classified as available for sale as of December 31, 2008.

Table 21:  Amortized Cost, Fair Value, Maturity and Average Yield of Investments in Available-for-Sale Securities

	As of December 31, 2008
					After One Year		After Five Years
	Total	Total	One Year or Less		Through Five Years		Through Ten Years		After Ten Years
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost(1)	Value	Cost(1)	Value	Cost(1)	Value	Cost(1)	Value	Cost(1)	Value
	(Dollars in millions)

Fannie Mae single-class MBS(2)	$112,943	$116,107	$3	$3	$705	$723	$19,783	$20,356	$92,452	$95,025
Fannie Mae structured MBS(2)	59,002	60,137	—	—	4	4	6,456	6,578	52,542	53,555
Non-Fannie Mae structured mortgage-related securities(2)	63,008	49,406	202	134	395	332	16,591	12,243	45,820	36,697
Non-Fannie Mae single-class mortgage securities(2)	25,798	26,436	—	—	121	123	945	976	24,732	25,337
Mortgage revenue bonds	14,636	12,488	20	20	314	312	825	809	13,477	11,347
Other mortgage-related securities	2,319	1,914	—	—	—	—	—	26	2,319	1,888

Total	$277,706	$266,488	$225	$157	$1,539	$1,494	$44,600	$40,988	$231,342	$223,849

Yield(3)	4.76%		3.38%		4.72%		3.47%		5.01%

(1)	Amortized cost includes unamortized premiums, discounts and other cost basis adjustments, as well as other-than-temporary impairment write downs.

(2)	Maturities are based on contractual maturities assuming no prepayments. The contractual maturity of mortgage-backed securities generally is not a reliable indicator of the expected life because borrowers typically have the right to repay these obligations at any time.

(3)	Yields are determined by dividing interest income (including the amortization and accretion of premiums, discounts and other cost basis adjustments) by amortized cost balances as of year-end.

Table 22 shows the composition of our trading and available-for-sale securities at amortized cost and fair value as of December 31, 2008, which totaled $375.7 billion and $357.3 billion, respectively. We also disclose the gross unrealized gains and gross unrealized losses related to our available-for-sale securities as of December 31, 2008, and a stratification of these losses based on securities that have been in a continuous unrealized loss position for less than 12 months and for 12 months or longer.

Table 22:  Trading and Available-for-Sale Investment Securities

	As of December 31, 2008
					Less Than 12		12 Consecutive
					Consecutive Months		Months or Longer
		Gross	Gross	Total	Gross	Total	Gross	Total
	Amortized	Unrealized	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Cost(1)	Gains	Losses	Value	Losses	Value	Losses	Value
	(Dollars in millions)

Trading:
Fannie Mae single-class MBS	$46,309	$—	$—	$48,134	$—	$—	$—	$—
Fannie Mae structured MBS	10,011	—	—	9,872	—	—	—	—
Non-Fannie Mae single-class mortgage-related securities	1,030	—	—	1,061	—	—	—	—
Non-Fannie Mae structured mortgage-related securities	19,799	—	—	13,404	—	—	—	—
Mortgage revenue bonds	796	—	—	695	—	—	—	—
Asset-backed securities	11,959	—	—	10,598	—	—	—	—
Corporate debt securities	7,092	—	—	6,037	—	—	—	—
Other non-mortgage-related securities	1,005	—	—	1,005	—	—	—	—

Total trading	$98,001	$—	$—	$90,806	$—	$—	$—	$—

Available for sale:
Fannie Mae single-class MBS	$112,943	$3,231	$(67)	$116,107	$(64)	$4,842	$(3)	$330
Fannie Mae structured MBS	59,002	1,333	(198)	60,137	(105)	2,471	(93)	2,514
Non-Fannie Mae single-class mortgage-related securities	25,798	665	(27)	26,436	(23)	1,775	(4)	643
Non-Fannie Mae structured mortgage-related securities	63,008	195	(13,797)	49,406	(3,792)	11,388	(10,005)	22,836
Mortgage revenue bonds	14,636	29	(2,177)	12,488	(854)	6,230	(1,323)	4,890
Other mortgage-related securities	2,319	29	(434)	1,914	(388)	1,313	(46)	77

Total available for sale	$277,706	$5,482	$(16,700)	$266,488	$(5,226)	$28,019	$(11,474)	$31,290

Total investments in securities	$375,707	$5,482	$(16,700)	$357,294	$(5,226)	$28,019	$(11,474)	$31,290

(1)	Amortized cost includes unamortized premiums, discounts and other cost basis adjustments, as well as other-than-temporary impairment write downs.

The estimated fair value of our available-for-sale securities decreased to $266.5 billion as of December 31, 2008 from $293.6 billion as of December 31, 2007. Gross unrealized losses related to these securities totaled $16.7 billion as of December 31, 2008, compared with $4.8 billion as of December 31, 2007. The increase in gross unrealized losses during 2008 was primarily due to significantly wider spreads during the period, which reduced the fair value of substantially all of our mortgage-related securities, particularly our private-label mortgage-related securities backed by Alt-A and subprime loans and CMBS. We discuss our process for assessing our available-for-sale investment securities for other-than-temporary impairment below.

Investments in Private-Label Mortgage-Related Securities

The non-Fannie Mae mortgage-related security categories presented in Table 22 above include agency mortgage-related securities issued or guaranteed by Freddie Mac or Ginnie Mae and private-label mortgage-related securities backed by Alt-A, subprime, multifamily, manufactured housing or other mortgage loans. We do not have any exposure to collateralized debt obligations, or CDOs. We classify private-label securities as Alt-A, subprime, multifamily or manufactured housing if the securities were labeled as such when issued. We also have invested in private-label Alt-A and subprime mortgage-related securities that we have resecuritized to include our guaranty (“wraps”), which we report in Table 22 above as a component of Fannie Mae structured MBS. We generally have focused our purchases of these securities on the highest-rated tranches available at the time of acquisition. Higher-rated tranches typically are supported by credit enhancements to reduce the exposure to losses. The credit enhancements on our private-label security investments generally are in the form of initial subordination provided by lower level tranches of these securities and prepayment proceeds within the trust. In addition, monoline financial guarantors have provided secondary guarantees that are based on specific performance triggers. The characteristics of the subprime securities that we hold are different than the securities underlying the ABX indices, which is a widely used performance-tracking index for the U.S. structured finance market. For example, the pass-through securities in our portfolio reflect the entirety of the underlying AAA cash flows, while only a portion of the underlying AAA cash flows backs the securities in the ABX indices.

The unpaid principal balance of private-label mortgage-related securities backed by Alt-A, subprime, multifamily, manufactured housing and other mortgage loans and mortgage revenue bonds held in our mortgage portfolio was $98.9 billion as of December 31, 2008, down from $111.1 billion as of December 31, 2007, reflecting a reduction of $12.2 billion primarily due to principal payments, as well as the sale of some of these securities. Table 23 summarizes, by loan type, the composition of our investments in private-label securities and mortgage revenue bonds as of December 31, 2008 and the average credit enhancement. The average credit enhancement generally reflects the level of cumulative losses that must be incurred before we experience a loss of principal on the tranche of securities that we own. Table 23 also provides information on the credit ratings of our private-label securities as of February 20, 2009. The credit rating reflects the lowest rating as reported by Standard & Poor’s (“Standard & Poor’s”), Moody’s Investors Service (“Moody’s”), Fitch Ratings (“Fitch”) or Dominion Bond Rating Service Limited (“DBRS, Limited”), each of which is a nationally recognized statistical rating organization.

Table 23:  Investments in Private-Label Mortgage-Related Securities and Mortgage Revenue Bonds

	As of December 31, 2008		As of February 20, 2009
	Unpaid	Average			% Below
	Principal	Credit		% AA	Investment	Current%
	Balance	Enhancement(1)	% AAA(2)	to BBB-(2)	Grade(2)	Watchlist(3)
	(Dollars in millions)

Private-label mortgage-related securities backed by:
Alt-A mortgage loans:
Option ARM Alt-A mortgage loans	$6,711	53%	5%	25%	70%	—%
Other Alt-A mortgage loans	21,147	14	42	16	42	1

Total Alt-A mortgage loans	27,858	23	33	18	49	1
Subprime mortgage loans	24,551	36	26	23	51	3
Multifamily mortgage loans (CMBS)	25,825	30	100	—	—	—
Manufactured housing loans	2,840	36	3	33	64	1
Other mortgage loans	2,332	6	93	4	3	—

Total private-label mortgage-related securities	83,406
Mortgage revenue bonds(4)	15,447	35	39	59	2	17

Total	$98,853

(1)	Average credit enhancement percentage reflects both subordination and financial guarantees. Reflects the ratio of the current amount of the securities that will incur losses in a securitization structure before any losses are allocated to securities that we own. Percentage calculated based on the quotient of the total unpaid principal balance of all credit enhancement in the form of subordination or financial guarantee of the security divided by the total unpaid principal balance of all of the tranches of collateral pools from which credit support is drawn for the security that we own.

(2)	Reflects credit ratings as of February 20, 2009, calculated based on unpaid principal balance as of December 31, 2008. Investment securities that have a credit rating below BBB- or its equivalent or that have not been rated are classified as below investment grade.

(3)	Reflects percentage of investment securities, calculated based on unpaid principal balance as of December 31, 2008, that have been placed under review by either Standard & Poor’s, Moody’s, Fitch or DBRS, Limited.

(4)	Reflects that 35% of the outstanding unpaid principal balance of our mortgage revenue bonds are guaranteed by third parties.

Investments in Alt-A and Subprime Private-Label Mortgage-Related Securities

As indicated in Table 23, the unpaid principal balance of our investments in private-label mortgage-related securities backed by Alt-A and subprime loans totaled $52.4 billion as of December 31, 2008. We recognized net fair value losses of $2.7 billion in 2008 on our investments in private-label Alt-A securities and subprime securities, including wraps, that were classified as trading during 2008 and that we continued to hold in our mortgage portfolio as of December 31, 2008. These amounts are included in our consolidated results of operations as a component of “Fair value losses, net.” The gross unrealized losses on our Alt-A and subprime private-label securities, including wraps, classified as available for sale were $8.8 billion as of December 31, 2008, compared with $3.3 billion as of December 31, 2007.

A substantial portion of our Alt-A and subprime private-label mortgage-related securities were downgraded during 2008. Approximately 33% of our Alt-A private-label mortgage-related securities were rated AAA as of February 20, 2009, and 18% were rated AA to BBB-. Approximately $205 million, or 1%, of our Alt-A private-label mortgage-related securities had been placed under review for possible credit downgrade or on negative watch as of February 20, 2009. In comparison, all of our Alt-A private-label securities were rated AAA as of December 31, 2007.

The percentages of our subprime private-label mortgage-related securities rated AAA and rated AA to BBB- were 26% and 23%, respectively, as of February 20, 2009, compared with 97% and 3%, respectively, as of December 31, 2007. The percentage of our subprime private-label mortgage-related securities rated below investment grade was 51% as of February 20, 2009. Approximately $656 million, or 3%, of our subprime private-label mortgage-related securities had been placed under review for possible credit downgrade or on negative watch as of February 20, 2009. None of these securities were rated below investment grade as of December 31, 2007.

Although our portfolio of Alt-A and subprime private-label mortgage-related securities primarily consists of senior level tranches, we believe we are likely to incur losses on some securities that are currently rated AAA as a result of the significant and continued deterioration in home prices and increasing delinquency, foreclosure and REO levels, particularly with regard to 2006 to 2007 loan vintages, which were originated in an environment of significant increases in home prices and relaxed underwriting and eligibility standards. These conditions, which have had an adverse effect on the performance of the loans underlying our Alt-A and subprime private-label securities, have contributed to a sharp rise in expected defaults and loss severities and slower voluntary prepayment rates, particularly for the 2006 and 2007 loan vintages. Table 24 presents a comparison, based on data provided by Intex Solutions, Inc. (“Intex”), where available, of the 60 days or more delinquency rates as of December 31, 2008, September 30, 2008 and June 30, 2008 for Alt-A and subprime loans backing private-label securities that we own or guarantee.

Table 24:  Delinquency Status of Loans Underlying Alt-A and Subprime Private-Label Securities

	≥ 60 Days Delinquent(1)
	December 31,	September 30,	June 30,
Loan Categories:	2008	2008	2008

Option ARM Alt-A loans:
2004 and prior	22.97%	18.88%	15.95%
2005	26.48	21.65	17.35
2006	32.84	27.97	21.44
2007	24.16	17.17	10.79
Other Alt-A loans:
2004 and prior	4.75	3.87	3.36
2005	12.18	10.27	8.78
2006	19.70	16.99	15.40
2007	26.05	21.55	17.55
Subprime loans:
2004 and prior	21.09	20.71	21.51
2005	39.86	38.58	36.51
2006	44.60	40.19	36.13
2007	35.37	29.62	23.87

(1)	Delinquency data provided by Intex for Alt-A and subprime loans backing private-label securities that we own or guarantee. However, we have adjusted the Intex delinquency data for consistency purposes, where appropriate, to include in the delinquency rates all bankruptcies, foreclosures and real estate owned.

Other-than-temporary Impairment Assessment on Alt-A and Subprime Private-Label Securities

Our other-than-temporary impairment assessment as of December 31, 2008, which included an evaluation of the individual performance of the securities and the potential for continued adverse developments, indicated a continued increase in the level of uncertainty as to whether we would collect all principal and interest amounts due in accordance with the contractual terms. As a result, we determined that we did not have sufficient persuasive evidence to conclude that the impairment of certain available-for-sale securities was temporary. For these securities, we recognized other-than-temporary impairment totaling $4.6 billion in the fourth quarter of 2008, of which $3.4 billion related to Alt-A securities with an unpaid principal balance of $10.1 billion as of December 31, 2008, and $967 million related to subprime securities with an unpaid principal balance of $4.0 billion as of December 31, 2008. Table 25 presents the other-than-temporary impairment losses recorded on our investments in Alt-A and subprime private-label securities in 2008, including the fourth quarter of 2008, 2007 and the cumulative other-than-temporary impairment losses that we have recognized on these investments as of December 31, 2008.

Table 25:  Other-than-temporary Impairment Losses on Alt-A and Subprime Private-Label Securities

				As of December 31,
	Q4	For the Year Ended December 31,		2008
	2008	2008	2007	Cumulative
	(Dollars in millions)

Other-than-temporary impairment on private-label mortgage-related securities backed by:
Alt-A mortgage loans	$3,406	$4,820	$—	$4,820
Subprime mortgage loans	967	1,932	160	2,092

Total	$4,373	$6,752	$160	$6,912

The current market pricing of Alt-A and subprime securities, which reflects a significant discount to cost, has been adversely affected by a significant reduction in the liquidity of these securities and market perceptions that defaults on the mortgages underlying these securities will increase significantly. As a result, the current fair value of some of these securities is substantially less than what we believe is indicated by the performance of the collateral underlying the securities and our calculation of the expected cash flows of the securities. Although we have recognized other-than-temporary impairment equal to the difference between the cost basis and the fair value of the security, we anticipate at this time, based on the expected cash flows of the securities, that we will recover some of these impairment amounts. For the Alt-A securities classified as available for sale for which we recognized other-than-temporary impairment during 2008, the average credit enhancement was not sufficient to cover projected expected credit losses. The average credit enhancement as of December 31, 2008 was approximately 16% and the expected average collateral loss was approximately 27%, resulting in projected expected credit losses of $2.6 billion. For the available-for-sale subprime securities for which we recognized other-than-temporary impairment during 2008, the average credit enhancement was approximately 26% and the expected average collateral loss was approximately 40%, resulting in projected expected credit losses of $1.2 billion. However, the other-than- temporary impairment we recorded on our Alt-A and subprime securities totaled $4.8 billion and $1.9 billion, respectively, for 2008. We will accrete into interest income the portion of the amounts we expect to recover that exceeds the cost basis of these securities over the remaining life of the securities. The amount accreted into earnings on our Alt-A and subprime securities for which we have recognized other-than-temporary impairment totaled $233 million in 2008.

We will continue to monitor and analyze the performance of these securities to assess the collectability of principal and interest as of each balance sheet date. If there is further deterioration in the housing and mortgage markets and the decline in home prices exceeds our current expectations, we may recognize significant other-than-temporary impairment amounts in the future. See “Part I — Item 1A — Risk Factors” for a discussion of the risks related to potential future write-downs of our investment securities.

Hypothetical Performance Scenarios

Tables 26, 27 and 28 present additional information as of December 31, 2008 for our investments in Alt-A and subprime private-label mortgage-related securities, reported based on half-year vintages for securities we hold that were issued during the years 2005 to 2008. The securities within each reported half-year vintage are stratified by credit enhancement quartile. The 2006 and 2007 vintages of loans underlying these securities have experienced significantly higher delinquency rates than other vintages. Accordingly, the year of issuance or origination of the collateral underlying these securities is a significant factor in projecting expected cash flow performance and evaluating the ongoing credit performance. The credit enhancement quartiles presented range from the lowest level of credit enhancement to the highest. A higher level of credit enhancement generally reduces the exposure to loss.

We have disclosed for information purposes the net present value of projected losses (“NPV”) of our securities under four hypothetical scenarios, which assume specific cumulative constant default and loss severity rates against the loans underlying our Alt-A and subprime private-label securities. The projected loss results under these scenarios are calculated based on the projected cash flows from each security and include the following additional key assumptions: (i) discount rate, (ii) expected constant prepayment rates (“CPR”) and (iii) average life of the securities. These scenarios assume a discount rate based on LIBOR and constant default and loss severity rates experienced over a six-year period. We assume CPRs of 15% for our Alt-A securities and 10% to 15% for our subprime securities, which vary in each scenario based on the loan age. A CPR of 15% indicates that for each period, 15% of the remaining unpaid principal balance of the loans underlying the security will be paid off.

Table 26:  Investments in Alt-A Private-Label Mortgage-Related Securities, Excluding Wraps*

	As of December 31, 2008
					Credit Enhancement Statistics
	Unpaid Principal Balance							Monoline
		Available-						Financial	Hypothetical Scenarios(6)
	Trading	for-Sale	Average	Fair	Average		Minimum	Guaranteed	40d/60s	50d/50s	70d/60s	70d/70s
Vintage and CE Quartile(1)	Securities(2)	Securities(3)	Price	Value	Current(4)	Original(4)	Current(4)	Amount(5)	NPV	NPV	NPV	NPV
	(Dollars in millions)

Investments in Alt-A securities:(7)
Option ARM Alt-A securities:
2004 and prior	$—	$650	$46.56	$302	23%	10%	15%	$—	$21	$27	$148	$201

2005-1(1)	—	101	45.59	46	20	7	20	—	2	3	22	31
2005-1(2)	—	155	43.19	67	23	12	23	—	3	5	32	44
2005-1(3)	—	131	42.50	56	27	16	24	—	2	4	27	38
2005-1(4)	—	151	43.29	65	43	33	34	—	—	—	22	33

2005-1 subtotal	—	538	43.50	234	29	18	20	—	7	12	103	146

2005-2(1)	—	233	45.26	106	34	28	33	—	2	4	45	64
2005-2(2)	—	233	42.96	100	37	32	37	—	4	6	46	65
2005-2(3)	—	352	47.14	166	48	42	44	—	—	1	44	70
2005-2(4)	—	321	42.40	136	100	100	100	321	—	—	—	—

2005-2 subtotal	—	1,139	44.56	508	57	53	33	321	6	11	135	199

2006-1(1)	—	131	20.62	27	21	19	10	—	26	30	72	83
2006-1(2)	—	402	44.91	181	40	38	39	—	—	4	65	95
2006-1(3)	—	363	41.28	150	44	43	44	—	—	—	45	71
2006-1(4)	—	411	28.04	115	88	88	48	317	—	—	13	20

2006-1 subtotal	—	1,307	36.16	473	54	53	10	317	26	34	195	269

2006-2(1)	—	—	—	—	—	—	—	—	—	—	—	—
2006-2(2)	—	208	44.26	92	37	35	37	—	—	—	33	48
2006-2(3)	—	95	42.07	40	41	40	41	—	—	—	13	20
2006-2(4)	—	219	35.79	78	68	68	47	89	—	—	17	27

2006-2 subtotal	—	522	40.31	210	51	50	37	89	—	—	63	95

2007-1(1)	200	—	43.29	86	25	24	24	—	2	8	53	69
2007-1(2)	362	—	44.12	160	46	45	45	—	—	—	46	72
2007-1(3)	258	—	40.34	104	48	47	48	—	—	—	37	57
2007-1(4)	516	—	19.88	103	100	100	100	516	—	—	—	—

2007-1 subtotal	1,336	—	33.91	453	64	64	24	516	2	8	136	198

2007-2(1)	290	—	42.54	123	33	32	25	—	4	9	63	85
2007-2(2)	213	—	45.33	97	47	47	47	—	—	—	33	51
2007-2(3)	303	—	48.47	147	48	47	48	—	—	—	44	67
2007-2(4)	413	—	20.72	86	100	100	100	413	—	—	—	—

2007-2 subtotal	1,219	—	37.10	453	62	62	25	413	4	9	140	203

2008-1(1)	—	—	—	—	—	—	—	—	—	—	—	—
2008-1(2)	—	—	—	—	—	—	—	—	—	—	—	—
2008-1(3)	—	—	—	—	—	—	—	—	—	—	—	—
2008-1(4)	—	—	—	—	—	—	—	—	—	—	—	—

2008-1 subtotal	—	—	—	—	—	—	—	—	—	—	—	—

Total option ARM Alt-A securities	$2,555	$4,156	$39.23	$2,633	53%	50%	10%	$1.656	$66	$101	$920	$1,311

Trading securities with hypothetical NPV losses:(9)
Fair value									$308	$308	$717	$717
UPB									740	740	1,626	1,626

Difference									$(432)	$(432)	$(909)	$(909)

Available-for-sale securities with hypothetical NPV losses:(9)
Fair value									$831	$901	$1,499	$1,499
UPB									1,913	2,062	3,429	3,429

Difference									$(1,082)	$(1,161)	$(1,930)	$(1,930)

	As of December 31, 2008
					Credit Enhancement Statistics
	Unpaid Principal Balance							Monoline
		Available-						Financial	Hypothetical Scenarios(6)
Vintage and	Trading	for-Sale	Average	Fair	Average		Minimum	Guaranteed	40d/40s	50d/50s	50d/60s	70d/60s
CE Quartile(1)	Securities(2)	Securities(3)	Price	Value	Current(4)	Original(4)	Current(4)	Amount(5)	NPV	NPV	NPV	NPV
	(Dollars in millions)

Investments in Alt-A securities:(7)
Other Alt-A securities:
2004 and prior	$—	$8,633	$73.73	$6,366	12%	6%	5%	$25	$501	$1,261	$1,702	$2,848

2005-1(1)	—	362	67.28	244	9	5	6	—	24	58	77	125
2005-1(2)	—	441	69.40	306	13	7	12	—	15	62	88	157
2005-1(3)	—	372	72.83	271	15	11	14	—	14	47	66	116
2005-1(4)	—	435	66.13	287	18	12	15	—	11	46	67	126

2005-1 subtotal	—	1,610	68.83	1,108	14	9	6	—	64	213	298	524

2005-2(1)	—	955	72.26	690	6	5	4	—	96	183	231	351
2005-2(2)	—	999	67.91	678	10	8	8	—	69	162	214	345
2005-2(3)	—	1,002	58.78	589	16	14	14	—	27	106	156	299
2005-2(4)	—	1,005	64.36	647	20	17	18	—	16	74	118	264

2005-2 subtotal	—	3,961	65.75	2,604	13	11	4	—	208	525	719	1,259

2006-1(1)	33	1,069	67.78	747	5	4	5	—	117	216	271	410
2006-1(2)	—	1,062	61.41	652	9	8	9	—	61	161	218	368
2006-1(3)	—	1,312	65.27	856	14	12	11	—	57	228	322	562
2006-1(4)	48	1,170	51.19	624	19	17	17		8	52	102	301

2006-1 subtotal	81	4,613	61.33	2,879	12	11	5	—	243	657	913	1,641

2006-2(1)	—	—	—	—	—	—	—	—	—	—	—	—
2006-2(2)	—	487	47.11	229	10	10	7	—	10	54	77	152
2006-2(3)	—	269	51.23	138	16	16	16	—	—	20	33	76
2006-2(4)	—	323	48.68	158	16	16	16	—	—	14	26	79

2006-2 subtotal	—	1,079	48.61	525	13	13	7	—	10	88	136	307

2007-1(1)	129	—	48.39	62	6	6	6	—	—	14	21	41
2007-1(2)	106	—	46.79	50	7	7	7	—	—	12	18	36
2007-1(3)	75	—	54.93	41	7	7	7	—	7	14	18	27
2007-1(4)	274	—	49.28	135	16	16	15	—	—	15	28	74

2007-1 subtotal	584	—	49.36	288	11	11	6	—	7	55	85	178

2007-2(1)	—	—	—	—	—	—	—	—	—	—	—	—
2007-2(2)	—	—	—	—	—	—	—	—	—	—	—	—
2007-2(3)	—	—	—	—	—	—	—	—	—	—	—	—
2007-2(4)	420	—	55.47	233	100	100	100	420	—	—	—	—

2007-2 subtotal	420	—	55.47	233	100	100	100	420	—	—	—	—

2008-1(1)	—	—	—	—	—	—	—	—	—	—	—	—
2008-1(2)	—	—	—	—	—	—	—	—	—	—	—	—
2008-1(3)	—	—	—	—	—	—	—	—	—	—	—	—
2008-1(4)	—	166	70.27	116	21	20	21	—	—	—	—	—

2008-1 subtotal(9)	—	166	70.27	116	21	20	21	—	—	—	—	—

Total other Alt-A securities	$1,085	$20,062	$66.77	$14,119	14%	11%	4%	$445	$1,033	$2,799	$3,853	$6,757

Trading securities with hypothetical NPV losses:(10)
Fair value									$151	$338	$338	$338
UPB									280	665	665	665

Difference									$(129)	$(327)	$(327)	$(327)

Available-for-sale securities with hypothetical NPV losses:(10)
Fair value									$11,173	$13,116	$13,247	$13,398
UPB									16,088	19,401	19,593	19,842

Difference									$(4,915)	$(6,285)	$(6,346)	$(6,444)

(1)	The footnotes to this table are presented following Table 27.

Table 27:  Investments in Subprime Private-Label Mortgage-Related Securities, Excluding Wraps

	As of December 31, 2008
					Credit Enhancement Statistics
	Unpaid Principal Balance							Monoline
		Available-						Financial	Hypothetical Scenarios(6)
Vintage and	Trading	for-Sale	Average	Fair	Average		Minimum	Guaranteed	60d/70s	70d/60s	70d/70s	80d/70s
CE Quartile(1)	Securities(2)	Securities(3)	Price	Value	Current(4)	Original(4)	Current(4)	Amount(5)	NPV	NPV	NPV	NPV
	(Dollars in millions)

Investments in subprime securities:(8)
2004 and prior	$—	$2,938	$79,63	$2,340	72%	53%	13%	$1,295	$49	$60	$116	$269

2005-1(1)	—	—	—	—	—	—	—	—	—	—	—	—
2005-1(2)	—	21	88.39	19	73	36	73	—	—	—	—	—
2005-1(3)	—	—	—	—	—	—	—	—	—	—	—	—
2005-1(4)	—	31	81.09	25	83	29	83	—	—	—	—	—

2005-1 subtotal	—	52	84.11	44	79	32	73	—	—	—	—	—

2005-2(1)	—	77	85.01	65	41	23	38	—	—	—	—	3
2005-2(2)	—	32	85.58	28	56	38	56	—	—	—	—	—
2005-2(3)	—	98	85.39	84	61	30	61	—	—	—	—	—
2005-2(4)	—	118	83.25	98	88	75	70	69	—	—	—	—

2005-2 subtotal	—	325	84.54	275	65	45	38	69	—	—	—	3

2006-1(1)	—	1,195	61.59	736	23	19	20	—	94	133	240	397
2006-1(2)	—	1,617	67.38	1,089	29	22	26	—	30	75	225	458
2006-1(3)	—	1,519	69.18	1,051	35	24	32	—	3	9	64	277
2006-1(4)	—	1,473	73.43	1,082	49	31	40	52	—	—	11	116

2006-1 subtotal	—	5,804	68.19	3,958	34	24	20	52	127	217	540	1,248

2006-2(1)	—	2,560	61.98	1,586	21	19	14	—	236	337	591	956
2006-2(2)	—	2,512	66.56	1,672	25	21	24	—	123	210	452	808
2006-2(3)	—	2,748	69.47	1,909	28	21	27	—	67	137	400	802
2006-2(4)	—	2,887	66.92	1,932	36	28	31	—	3	23	207	610

2006-2 subtotal	—	10,707	66.31	7,099	28	22	14	—	429	707	1,650	3,176

2007-1(1)	586	—	31.70	186	15	16	8	—	331	346	372	413
2007-1(2)	478	—	68.66	328	26	24	26	—	24	42	89	158
2007-1(3)	702	—	66.94	470	28	24	27	—	20	38	106	210
2007-1(4)	779	—	66.70	519	51	47	29	215	14	35	107	208

2007-1 subtotal	2,545	—	59.07	1,503	32	29	8	215	389	461	674	989

2007-2(1)	518	—	47.52	246	27	24	14	—	175	203	241	285
2007-2(2)	302	183	70.31	341	33	29	30	—	14	28	88	168
2007-2(3)	—	482	71.74	346	36	32	35	—	—	—	21	68
2007-2(4)	522	173	69.52	483	43	38	38	—	—	—	11	102

2007-2 subtotal	1,342	838	64.95	1,416	35	31	14	—	189	231	361	623

2008-1(1)	—	—	—	—	—	—	—	—	—	—	—	—
2008-1(2)	—	—	—	—	—	—	—	—	—	—	—	—
2008-1(3)	—	—	—	—	—	—	—	—	—	—	—	—
2008-1(4)	—	—	—	—	—	—	—	—	—	—	—	—

2008-1 subtotal	—	—	—	—	—	—	—	—	—	—	—	—

Total subprime securities	$3,887	$20,664	$67.76	$16,635	36%	28%	8%	$1.631	$1,183	$1,676	$3,341	$6,308

Trading securities with hypothetical NPV losses:(10)
Fair value									$1,569	$1,784	$1,784	$2,156
UPB									2,813	3,134	3,134	3,671

Difference									$(1,244)	$(1,350)	$(1,350)	$(1,515)

Available-for-sale securities with hypothetical NPV losses:(10)
Fair value									$6,524	$8,615	$10,853	$12,213
UPB									9,926	12,931	16,114	17,978

Difference									$(3,402)	$(4,316)	$(5,261)	$(5,765)

(1)	Reported based on half-year vintages for 2005, 2006, 2007 and 2008, with securities that we hold within each half-year vintage stratified based on credit enhancement quartiles. We did not have any exposure to investments in Alt-A or subprime private-label securities issued in the second half of 2008.

(2)	We recognized net fair value losses of $2.9 billion and $895 million in 2008 and 2007, respectively, on our investments in private-label Alt-A securities and subprime securities classified as trading.

(3)	Gross unrealized losses as of December 31, 2008 related to our investments in private-label Alt-A securities and subprime securities classified as available for sale totaled $4.3 billion and $4.4 billion, respectively. Gross unrealized losses as of December 31, 2007 related to our investments in private-label Alt-A securities and subprime securities classified as available for sale totaled $931 million and $2.3 billion, respectively.

(4)	Reflects the ratio of the current amount of the securities that will incur losses in the securitization structure before any losses are allocated to securities that we own, taking into consideration subordination and financial guarantees. Percentage calculated based on the quotient of the total unpaid principal balance of all credit enhancement in the form of subordination or financial guaranty of the security divided by the total unpaid principal balance of all of the tranches of collateral pools from which credit support is drawn for the security that we own.

(5)	Reflects amount of unpaid principal balance supported by financial guarantees from monoline financial guarantors.

(6)	Reflects the present value of projected losses based on the disclosed hypothetical cumulative default and loss severity rates against the outstanding collateral balance.

(7)	Consists of private-label securities backed by Alt-A mortgage loans that are reported in our mortgage portfolio as a component of non-Fannie Mae structured securities.

(8)	Consists of private-label securities backed by subprime loans that are reported in our mortgage portfolio as a component of non-Fannie Mae structured securities. Excludes guaranteed resecuritizations of private-label securities backed by subprime loans held in our mortgage portfolio totaling $7.3 billion as of December 31, 2008, which are presented in Table 28 — Alt-A and Subprime Private-Label Wraps.

(9)	The 2008-1 vintage for other Alt-A securities consists entirely of a security from a resecuritized REMIC transaction whose underlying bonds represent senior bonds from 2007 residential mortgage-backed securities transactions backed by Alt-A loans. These bonds have a weighted average credit enhancement of 5.02% as of December 31, 2008 and an original weighted average credit enhancement of 4.67%.

(10)	Reflects the unpaid principal balance and fair value amounts of all securities for which the expected cash flows of the security under the specified hypothetical scenario were less than the unpaid principal balance of the security as of December 31, 2008.

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

Alt-A and Subprime Private-Label Wraps

In addition to Alt-A and subprime private-label mortgage-related securities included in our mortgage portfolio, we also have exposure to private-label Alt-A and subprime mortgage-related securities that have been resecuritized (or wrapped) to include our guarantee. We held $7.3 billion of these securities in our mortgage portfolio as of December 31, 2008. The unpaid principal balance of these Fannie Mae guaranteed securities held by third parties is included in outstanding and unconsolidated Fannie Mae MBS held by third parties, which we discuss in “Off-Balance Sheet Arrangements and Variable Interest Entities.”

Table 28 presents the unpaid principal balance of our Alt-A and subprime private-label wraps as of December 31, 2008, reported based on half-year vintages for securities we hold that were issued during the years 2005 to 2008. The securities within each reported half-year vintage are stratified by credit enhancement quartile. We also have disclosed for information purposes the net present value of projected losses (“NPV”) of our securities under four hypothetical scenarios.

Table 28:  Alt-A and Subprime Private-Label Wraps

As of December 31, 2008
Credit Enhancement Statistics
Monoline
	Unpaid				Financial	Hypothetical Scenarios(5)
	Principal	Average		Minimum	Guaranteed	20d/50s	30d/40s	30d/50s	50d/50s
Vintage and CE Quartile(1)	Balance(2)	Current(3)	Original(3)	Current(3)	Amount(4)	NPV	NPV	NPV	NPV
(Dollars in millions)

Alt-A wraps:
2005-1(1)	$—	—%	—%	—%	$—	$—	$—	$—	$—
2005-1(2)	—	—	—	—	—	—	—	—	—
2005-1(3)	—	—	—	—	—	—	—	—	—
2005-1(4)	223	6	4	6	—	—	—	—	—

2005-1 subtotal	223	6	4	6	—	—	—	—	—

2007-1(1)	—	—	—	—	—	—	—	—	—
2007-1(2)	—	—	—	—	—	—	—	—	—
2007-1(3)	—	—	—	—	—	—	—	—	—
2007-1(4)	289	8	8	8	—	—	—	—	—

2007-1 subtotal	289	8	8	8	—	—	—	—	—

2008-1(1)	—	—	—	—	—	—	—	—	—
2008-1(2)	—	—	—	—	—	—	—	—	—
2008-1(3)	—	—	—	—	—	—	—	—	—
2008-1(4)	—	—	—	—	—	—	—	—	—

2008-1 subtotal	—	—	—	—	—	—	—	—	—

Total Alt-A wraps	$512	7%	7%	6%	$—	$—	$—	$—	$—

	As of December 31, 2008
	Credit Enhancement Statistics
					Monoline
	Unpaid				Financial	Hypothetical Scenarios(5)
	Principal	Average		Minimum	Guaranteed	50d/60s	60d/50s	60d/60s	70d/70s
Vintage and CE Quartile(1)	Balance(2)	Current(3)	Original(3)	Current(3)	Amount(4)	NPV	NPV	NPV	NPV
	(Dollars in millions)

Subprime wraps:
2004 and prior	$761	35%	14%	19%	$	$—	$—	$—	$—

2005-1(1)	86	12	3	—	—	—	—	—	—
2005-1(2)	—	—	—	—	—	—	—	—	—
2005-1(3)	239	62	20	61	—	—	—	—	—
2005-1(4)	123	74	21	68	—	—	—	—	—

2005-1 subtotal	448	56	17	—	—	—	—	—	—

2005-2(1)	232	36	25	23	—	14	17	25	54
2005-2(2)	744	46	31	45	—	—	—	—	59
2005-2(3)	440	53	25	48	—	—	—	—	8
2005-2(4)	558	79	56	57	186	—	—	—	—

2005-2 subtotal	1,974	55	36	23	186	14	17	25	121

2007-1(1)	1,354	18	17	17	—	215	263	381	557
2007-1(2)	1,552	23	20	22	—	159	223	366	577
2007-1(3)	1,815	26	22	24	—	113	190	362	619
2007-1(4)	1,648	33	29	28	—	84	126	262	463

2007-1 subtotal	6,369	25	22	17	—	571	802	1,371	2,216

2007-2(1)	269	29	24	26	—	14	24	53	92
2007-2(2)	—	—	—	—	—	—	—	—	—
2007-2(3)	404	33	30	33	—	26	40	73	123
2007-2(4)	446	34	30	34	—	—	—	38	114

2007-2 subtotal	1,119	33	29	26	—	40	64	164	329

2008-1(1)	—	—	—	—	—	—	—	—	—
2008-1(2)	—	—	—	—	—	—	—	—	—
2008-1(3)	—	—	—	—	—	—	—	—	—
2008-1(4)	—	—	—	—	—	—	—	—	—

2008-1 subtotal	—	—	—	—	—	—	—	—	—

Total subprime wraps	$10,671	34%	25%	—%	$186	$625	$883	$1,560	$2,666

Total Alt-A and subprime wraps	$11,183	32%	24%	—%	$186	$625	$883	$1,560	$2,666

(1)	Reported based on half-year vintages for 2005, 2006, 2007 and 2008, with each half-year vintage stratified based on credit enhancement quartiles. We did not have any exposure as of December 31, 2008 to Alt-A private-label wraps issued in the second half of 2005, in 2006 or in the second half of 2008. We did not have any exposure as of December 31, 2008 to subprime private wraps issued in 2006 or in the second half of 2008.

(2)	We recognized net fair value gains of $234 million in 2008 and net fair value losses of $570 million in 2007 on our investments in subprime private-label wraps that were classified as trading and held in our portfolio as of the end of each respective year. We recognized net fair value gains of $257 million in 2008 and net fair value losses of $570 million in 2007 on our investments in subprime private-label wraps that were classified as trading during each year. We did not recognize any fair value gains or losses on our investments in Alt-A private-label wraps that were classified as trading during 2008 or during 2007. Gross unrealized losses as of December 31, 2008 related to our investments in subprime private-label wraps classified as available for sale totaled $18 million. We did not have any gross unrealized losses as of December 31, 2008 or December 31, 2007 on our investments in Alt-A private-label wraps classified as available for sale.

(3)	Reflects the percentage of the current amount of the securities that will incur losses in the securitization structure before any losses are allocated to securities that we own, taking into consideration subordination and financial guarantees. Percentage calculated based on the quotient of the total unpaid principal balance of all credit enhancement in the form of subordination or financial guaranty of the security divided by the total unpaid principal balance of all of the tranches of collateral pools from which credit support is drawn for the security that we own.

(4)	Reflects amount of unpaid principal balance supported by financial guarantees from monoline financial guarantors.

(5)	Reflects the present value of projected losses based on the disclosed hypothetical cumulative default and loss severity rates against the outstanding collateral balance.

Debt Instruments

We issue debt instruments as the primary means to fund our mortgage investments and manage our interest rate risk exposure. Our total outstanding debt, which includes federal funds purchased and securities sold under agreements to repurchase, short-term debt and long-term debt increased to $870.5 billion as of December 31, 2008, from $797.2 billion as of December 31, 2007. We provide a summary of our debt activity for 2008, 2007 and 2006 and a comparison of the mix between our outstanding short-term and long-term debt as of December 31, 2008 and 2007 in “Liquidity and Capital Management—Liquidity Management—Debt Funding—Debt Funding Activity.” Also see “Notes to Consolidated Financial Statements—Note 10, Short-Term Borrowings and Long-Term Debt” for additional detail on our outstanding debt.

Derivative Instruments

We supplement our issuance of debt with interest rate-related derivatives to manage the prepayment and duration risk inherent in our mortgage investments. We report derivatives at fair value as either assets or liabilities, net for each counterparty inclusive of cash collateral paid or received in our consolidated balance sheets. Table 29 presents, by derivative instrument type, the estimated fair value of derivatives recorded in our consolidated balance sheets and the related outstanding notional amount as of December 31, 2008 and 2007.

Table 29:  Notional and Fair Value of Derivatives

	As of December 31,
	December 31, 2008		December 31, 2007
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Dollars in millions)

Risk management derivatives:
Swaps:
Pay-fixed	$546,916	$(68,379)	$377,738	$(14,357)
Receive-fixed	451,081	42,246	285,885	6,390
Basis	24,560	(57)	7,001	(21)
Foreign currency	1,652	(12)	2,559	353
Swaptions:
Pay-fixed	79,500	506	85,730	849
Receive-fixed	93,560	13,039	124,651	5,877
Interest rate caps	500	1	2,250	8
Other(1)	827	100	650	71
Net collateral payable	—	11,286	—	(712)
Accrued interest receivable (payable), net	—	(491)	—	221

Total risk management derivatives	$1,198,596	$(1,761)	$886,464	$(1,321)

Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	$9,256	$27	$1,895	$6
Forward contracts to purchase mortgage-related securities	25,748	239	25,728	91
Forward contracts to sell mortgage-related securities	36,232	(351)	27,743	(108)

Total mortgage commitment derivatives	$71,236	$(85)	$55,366	$(11)

(1)	Includes MBS options, swap credit enhancements and mortgage insurance contracts that are accounted for as derivatives. The mortgage insurance contracts have payment provisions that are not based on a notional amount.

We refer to the difference between the derivative assets and derivative liabilities recorded on our consolidated balance sheets as our net derivative asset or liability. Table 30 provides an analysis of the change in the estimated fair value of our net derivative liability, excluding mortgage commitments, recorded in our consolidated balance sheets between December 31, 2007 and December 31, 2008.

As indicated in Table 30, the net fair value of our risk management derivatives, excluding mortgage commitments, resulted in a net derivative liability of $1.8 billion as of December 31, 2008, compared with a net derivative liability of $1.3 billion as of December 31, 2007.

Table 30:  Changes in Risk Management Derivative Assets (Liabilities) at Fair Value, Net(1)

2008
(Dollars in
millions)

Net derivative liability as of December 31, 2007(2)	$(1,321)
Effect of cash payments:
Fair value at inception of contracts entered into during the period(3)	3,137
Fair value at date of termination of contracts settled during the period(4)	(1,248)
Net collateral posted	12,002
Periodic net cash contractual interest payments (receipts)(5)	632

Total cash payments (receipts)	14,523

Income statement impact of recognized amounts:
Periodic net contractual interest income (expense) accruals on interest rate swaps	(1,576)
Net change in fair value of terminated derivative contracts from end of prior year to date of termination(6)	(309)
Net change in fair value of outstanding derivative contracts, including derivative contracts entered into during the period	(13,078)

Derivatives fair value losses, net(7)	(14,963)

Net derivative liability as of December 31, 2008(2)	$(1,761)

(1)	Excludes mortgage commitments.

(2)	Reflects the net amount of “Derivative assets at fair value” and “Derivative liabilities at fair value” recorded in our consolidated balance sheets, excluding mortgage commitments, and reflects our adoption of FASB Staff Position No. 39-1, Amendment of FASB Interpretation No. 39.

(3)	Cash payments made to purchase derivative option contracts (purchased options premiums) increase the derivative asset recorded in the consolidated balance sheets. Primarily includes upfront premiums paid or received on option contracts. Also includes upfront cash paid or received on other derivative contracts.

(4)	Cash payments to terminate and/or sell derivative contracts reduce the derivative liability recorded in the consolidated balance sheets. Primarily represents cash paid (received) upon termination of derivative contracts.

(5)	We accrue interest on our interest rate swap contracts based on the contractual terms and recognize the accrual as an increase to the net derivative liability recorded in the consolidated balance sheets. The corresponding offsetting amount is recorded as an expense and included as a component of derivatives fair value losses in the consolidated statements of operations. Periodic interest payments on our interest rate swap contracts reduce the derivative liability.

(6)	Includes a loss of approximately $104 million related to the termination of outstanding derivatives contracts with Lehman Brothers Special Financing Inc., as a result of the bankruptcy of its parent-guarantor, Lehman Brothers Holdings Inc.

(7)	Reflects net derivatives fair value losses recognized in the consolidated statements of operations, excluding mortgage commitments.

For additional information on our derivative instruments, see “Consolidated Results of Operations—Fair Value Gains (Losses), Net” “Risk Management—Interest Rate Risk Management and Other Market Risks” and “Notes to Consolidated Financial Statements—Note 11, Derivative Instruments and Hedging Activities.”

SUPPLEMENTAL NON-GAAP INFORMATION—FAIR VALUE BALANCE SHEETS

As part of our disclosure requirements with FHFA, we disclose on a quarterly basis a supplemental non-GAAP fair value balance sheet, which reflects our assets and liabilities at estimated fair value. Table 32, which we provide at the end of this section, presents our non-GAAP fair value balance sheets as of December 31, 2008 and 2007, and the non-GAAP estimated fair value of our net assets. The estimated fair value of our net assets, which is derived from our non-GAAP fair value balance sheets, is calculated based on the difference between the fair value of our assets and the fair value of our liabilities. We present a summary of the changes in the fair value of our net assets for 2008 and 2007 in Table 33 at the end of this section. The fair value of our net assets is not a measure defined within GAAP and may not be comparable to similarly titled measures reported by other companies. It is not intended as a substitute for stockholders’ equity reported in our GAAP consolidated financial statements.

Our net worth, which is based on our GAAP consolidated financial statements, is the measure that is used to determine whether it is necessary to request additional funds from Treasury under the senior preferred stock purchase agreement. We provide the estimated fair value of our net assets as a supplemental measure. Our fair value net asset deficit of $105.2 billion as of December 31, 2008 reflects a point in time estimate of the fair value of our existing assets and liabilities. The ultimate amount of realized credit losses and realized values we receive from holding our assets and liabilities, however, may differ materially from the current estimated fair values, which reflect significant liquidity and risk premiums.

Table 31 below compares selected measures from our GAAP consolidated balance sheets and our non-GAAP fair value balance sheets as of December 31, 2008 and 2007.

Table 31:  Comparative Measures—GAAP Consolidated Balance Sheets and Non-GAAP Fair Value Balance Sheets

	2008	2007
	(Dollars in millions)

GAAP consolidated balance sheets:
Stockholders’ equity as of January 1	$44,011	$41,510
(Decrease) increase in stockholders’ equity	(59,325)	2,501

Stockholders’ (deficit) equity as of December 31	$(15,314)	$44,011

Non-GAAP fair value balance sheets:
Estimated fair value of net assets as of January 1, as reported	$35,799	$43,699
Effect of change in measuring fair value of guaranty obligations(1)	1,558	—

Estimated fair value of net assets as of January 1, as adjusted to include effect of change in measuring fair value of guaranty obligations	37,357	43,699
Decrease in estimated fair value of net assets	(142,507)	(7,900)

Estimated fair value of net assets as of December 31	$(105,150)	$35,799

(1)	Represents the estimated after-tax impact of the change in our approach to measuring the fair value of our guaranty obligations as part of our January 1, 2008 implementation of SFAS 157. Amount reflects the difference of $2.3 billion ($1.6 billion after-tax) between the estimated fair value of our guaranty obligations based on our current valuation approach of $18.2 billion as of December 31, 2007, and the previously reported fair value of our guaranty obligations of $20.5 billion as of December 31, 2007. See “Critical Accounting Policies and Estimates—Fair Value of Financial Instruments—Fair Value of Guaranty Obligations” for additional information.

While we experienced a significant decrease of $59.3 billion in our stockholders’ equity during 2008, we experienced a more dramatic decline of $142.5 billion in the fair value of our net assets, which resulted in a fair value net asset deficit of $105.2 billion as of December 31, 2008. This fair value net asset deficit of $105.2 billion was approximately $89.8 billion greater than the stockholders’ equity deficit of $15.3 billion reported in our GAAP consolidated balance sheets as of December 31, 2008. The substantial decline in the fair value of our net assets during 2008 reflected the adverse impact on our net guaranty assets and net portfolio from the ongoing deterioration in the housing and credit markets and dislocation in the financial markets.

Below we provide additional information that we believe may be useful in understanding our fair value balance sheets, including: (1) an explanation of how fair value is defined and measured; (2) the primary factors driving the decline in the fair value of net assets in 2008; and (3) the limitations of our non-GAAP fair value balance sheet and related measures.

Fair Value Measurement

As discussed more fully in “Critical Accounting Policies and Estimates—Fair Value of Financial Instruments,” we use various valuation techniques to estimate fair value, some of which incorporate internal assumptions that are subjective and involve a high degree of management judgment. We describe the specific valuation techniques used to determine the fair value of our financial instruments and disclose the carrying value and fair value of our financial assets and liabilities in “Notes to Consolidated Financial Statements—Note 20, Fair Value of Financial Instruments.”

Fair value as defined under SFAS 157 represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as an exit price). Fair value is intended to convey the current value of an asset or liability as of the measurement date, not the potential value of the asset or liability that may be realized from future cash flows associated with the asset or liability. For example, the dramatic decline in the fair value of our mortgage investments during 2008 was due in part to the significant widening of spreads during the year, which does not affect the cash flows received over the life of the mortgage investments. Also, in general, fair value incorporates the market’s current view of the future, which is reflected in the current price of the asset or liability. However, future market conditions may be more severe than what the market has currently estimated and priced into these fair value measures. Finally, the fair value balance sheet reflects only the value of the assets and liabilities of the enterprise as of a point in time (the balance sheet date) and does not reflect the value of new assets or liabilities the company may generate in the future. Because our intent generally has been to hold our mortgage investments, the amounts we ultimately realize from the maturity, settlement or disposition of these assets may vary significantly from the estimated fair values of these assets as of December 31, 2008.

Our GAAP consolidated balance sheets include a combination of amortized historical cost, fair value and the lower of cost or fair value as the basis for accounting and for reporting our assets and liabilities. The principal items that we carry at fair value in our GAAP consolidated balance sheets include our trading and available-for-sale securities and derivative instruments. The substantial majority of our mortgage loans and liabilities, however, are carried at historical cost. Another significant difference between our GAAP consolidated balance sheets and our non-GAAP fair value balance sheets is the manner in which credit losses are reflected. A summary of the key measurement differences follows:

•	Credit Losses under GAAP: In our GAAP financial statements, we are required to recognize only those credit losses that we believe have been incurred as of the date of the financial statements. That is, GAAP requires losses be recognized when the event that caused the loss has already happened, while losses that may arise in future periods, such as may result from further declines in home prices, are only to be recognized when the event triggering that loss has occurred. See “Critical Accounting Policies and Estimates—Allowance for Loan Losses and Reserve for Guaranty Losses,” “Consolidated Results of Operations—Credit-Related Expenses” and “Notes to Consolidated Financial Statements—Note 2, Summary of Significant Accounting Policies” for additional information.

•	Credit Losses in Fair Value Balance Sheet: The credit losses incorporated into the estimated fair values in our fair value balance sheet reflect future expected credit losses plus a current market-based risk premium, or profit amount.

These differences in measurement methods result in significant differences between our GAAP balance sheets and our non-GAAP fair value balance sheets.

Primary Factors Driving Changes in Non-GAAP Fair Value of Net Assets

We expect periodic fluctuations in the fair value of our net assets due to our business activities, as well as changes in market conditions, such as home prices, unemployment rates, interest rates, spreads, and implied volatility. The housing and credit markets continued to deteriorate throughout 2008, but at a much sharper pace in the fourth quarter of 2008. In addition, the economic downturn broadened and intensified during the last few months of 2008. Including the effect of the change in the fair value measurement of guaranty obligations as of January 1, 2008, the key factors driving the $142.5 billion decline in the fair value of net assets during 2008, which were attributable to these market conditions, included the following:

•	A decrease of approximately $80.3 billion, or $60.6 billion net of related tax, in the fair value of our net guaranty assets, driven by a substantial increase in the estimated fair value of our guaranty obligations, largely attributable to an increase in expected credit losses as a result of the significant worsening of housing, credit and economic conditions.

•	A substantial decrease in the fair value of the net portfolio for our Capital Markets group, largely attributable to a decline of approximately $52.3 billion, or $41.0 billion net of related tax, attributable to wider spreads on our mortgage investments, particularly for our private-label securities backed by Alt-A and subprime loans and CMBS. These wider spreads and the associated decrease in fair value largely reflect the market expectation of higher future expected credit losses on these securities.

•	A decrease due to the non-cash charge of $21.4 billion recorded during the third quarter of 2008 in our consolidated results of operations to establish a partial deferred tax asset valuation allowance and an additional decrease of approximately $19.5 billion related to the reversal of net deferred tax assets associated with the fair value adjustments on our net assets, excluding our available-for sale securities.

The substantial increase in the fair value of our guaranty obligations during 2008 reflected the rapid deterioration in mortgage performance, which has increased the underlying risk in our guaranty book of business and resulted in both higher expected credit losses and a higher premium to assume this risk, as indicated by the market prices of new guaranty business. Because of the severe deterioration in the mortgage and credit markets, there is significant uncertainty regarding the full extent of future credit losses in the mortgage sector. However, the fair value of our guaranty obligations as of each balance sheet date will always be greater than our estimate of future expected credit losses in our existing guaranty book of business as of that date because the fair value of our guaranty obligations includes an estimated market risk premium. We provide additional information on the components of our guaranty obligations and how we estimate the fair value of these obligations in “Critical Accounting Policies and Estimates—Fair Value of Financial Instruments—Fair Value of Guaranty Obligations.”

The substantial decline in the fair value of our net portfolio during 2008 reflected the impact of continued dislocation in the financial markets, which has resulted in illiquidity in major portions of the mortgage-related securities market and extraordinarily wide mortgage asset spreads relative to historical averages, particularly for Alt-A and subprime private-label securities and CMBS. These conditions intensified during the fourth quarter of 2008, resulting in significant downward pressure on the fair value of many mortgage-related securities. We provide additional information on the composition and estimated fair value of our mortgage investments in “Consolidated Balance Sheet Analysis—Mortgage Investments.”

Cautionary Language Relating to Supplemental Non-GAAP Financial Measures

In reviewing our non-GAAP fair value balance sheets, there are a number of important factors and limitations to consider. The estimated fair value of our net assets is calculated as of a particular point in time based on our existing assets and liabilities. It does not incorporate other factors that may have a significant impact on our long-term fair value, including revenues generated from future business activities in which we expect to engage, the value from our foreclosure and loss mitigation efforts or the impact that potential regulatory actions may have on us. As a result, the estimated fair value of our net assets presented in our non-GAAP fair value balance sheets does not represent an estimate of our net realizable value, liquidation value or our market value as a whole. Amounts we ultimately realize from the disposition of assets or settlement of liabilities may vary significantly from the estimated fair values presented in our non-GAAP supplemental consolidated fair value balance sheets.

Supplemental Non-GAAP Fair Value Balance Sheet Reports

We present our non-GAAP fair value balance sheet reports in Tables 32 and 33 below.

Table 32:  Supplemental Non-GAAP Consolidated Fair Value Balance Sheets

	As of December 31, 2008					As of December 31, 2007
	GAAP					GAAP
	Carrying		Fair Value	Estimated		Carrying	Fair Value	Estimated
	Value		Adjustment(1)	Fair Value		Value	Adjustment(1)	Fair Value
	(Dollars in millions)

Assets:
Cash and cash equivalents	$18,462		$—	$18,462	(2)	$4,502	$—	$4,502	(2)
Federal funds sold and securities purchased under agreements to resell	57,418		2	57,420	(2)	49,041	—	49,041	(2)
Trading securities	90,806		—	90,806	(2)	63,956	—	63,956	(2)
Available-for-sale securities	266,488		—	266,488	(2)	293,557	—	293,557	(2)
Mortgage loans:
Mortgage loans held for sale	13,270		351	13,621	(3)	7,008	75	7,083	(3)
Mortgage loans held for investment, net of allowance for loan losses	412,142		3,069	415,211	(3)	396,516	70	396,586	(3)
Guaranty assets of mortgage loans held in portfolio	—		2,255	2,255	(3)(4)	—	3,983	3,983	(3)(4)
Guaranty obligations of mortgage loans held in portfolio	—		(11,396)	(11,396	)(3)(4)	—	(4,747)	(4,747	)(3)(4)

Total mortgage loans	425,412		(5,721)	419,691	(2)(3)	403,524	(619)	402,905	(2)(3)
Advances to lenders	5,766		(354)	5,412	(2)	12,377	(328)	12,049	(2)
Derivative assets at fair value	869		—	869	(2)	885	—	885	(2)
Guaranty assets and buy-ups, net	7,688		1,336	9,024	(2)(4)	10,610	3,648	14,258	(2)(4)

Total financial assets	872,909		(4,737)	868,172	(2)	838,452	2,701	841,153	(2)
Master servicing assets and credit enhancements	1,232		7,035	8,267	(4)(5)	1,783	2,844	4,627	(4)(5)
Other assets	38,263		(2)	38,261	(5)(6)	39,154	5,418	44,572	(5)(6)

Total assets	$912,404		$2,296	$914,700		$879,389	$10,963	$890,352

Liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$77		$—	$77	(2)	$869	$—	$869	(2)
Short-term debt	330,991	(8)	1,299	332,290	(2)	234,160	208	234,368	(2)
Long-term debt	539,402	(8)	34,879	574,281	(2)	562,139	18,194	580,333	(2)
Derivative liabilities at fair value	2,715		—	2,715	(2)	2,217	—	2,217	(2)
Guaranty obligations	12,147		78,728	90,875	(2)	15,393	5,156	20,549	(2)

Total financial liabilities	885,332		114,906	1,000,238	(2)	814,778	23,558	838,336	(2)
Other liabilities	42,229		(22,774)	19,455	(8)	20,493	(4,383)	16,110	(8)

Total liabilities	927,561		92,132	1,019,693		835,271	19,175	854,446
Minority interests in consolidated subsidiaries	157		—	157		107	—	107
Stockholders’ Equity (Deficit):
Senior preferred	1,000		—	1,000		—	—	—
Preferred	21,222		(20,674)	548		16,913	(1,565)	15,348
Common	(37,536)		(69,162)	(106,698)		27,098	(6,647)	20,451

Total stockholders’ equity (deficit)/non-GAAP fair value of net assets	$(15,314)		$(89,836)	$(105,150)		$44,011	$(8,212)	$35,799

Total liabilities and stockholders’ equity	$912,404		$2,296	$914,700		$879,389	$10,963	$890,352

Explanation and Reconciliation of Non-GAAP Measures to GAAP Measures

(1)	Each of the amounts listed as a “fair value adjustment” represents the difference between the carrying value included in our GAAP consolidated balance sheets and our best judgment of the estimated fair value of the listed item.

(2)	We determined the estimated fair value of these financial instruments in accordance with the fair value guidelines outlined in SFAS 157, as described in “Notes to Consolidated Financial Statements—Note 20, Fair Value of Financial Instruments.”

(3)	For business segment reporting purposes, we allocate intra-company guaranty fee income to our Single-Family and HCD businesses for managing the credit risk on mortgage loans held in portfolio by our Capital Markets group and charge a corresponding fee to our Capital Markets group. In computing this intra-company allocation, we disaggregate the total mortgage loans reported in our GAAP consolidated balance sheets, which consists of “Mortgage loans held for sale” and “Mortgage loans held for investment, net of allowance for loan losses” into components that separately reflect the value associated with credit risk, which is managed by our guaranty businesses, and the interest rate risk, which is managed by our Capital Markets group. We report the estimated fair value of the credit risk components separately in our supplemental non-GAAP consolidated fair value balance sheets as “Guaranty assets of mortgage loans held in portfolio” and “Guaranty obligations of mortgage loans held in portfolio.” We report the estimated fair value of the interest rate risk components in our supplemental non-GAAP consolidated fair value balance sheets as “Mortgage loans held for sale” and “Mortgage loans held for investment, net of allowance for loan losses.” Taken together, these four components represent the estimated fair value of the total mortgage loans reported in our GAAP consolidated balance sheets. We believe this presentation provides transparency into the components of the fair value of the mortgage loans associated with the activities of our guaranty businesses and the components of the activities of our Capital Markets group, which is consistent with the way we manage risks and allocate revenues and expenses for segment reporting purposes. While the carrying values and estimated fair values of the individual line items may differ from the amounts presented in Note 20 of the consolidated financial statements, the combined amounts together equal the carrying value and estimated fair value amounts of total mortgage loans in Note 20.

(4)	In our GAAP consolidated balance sheets, we report the guaranty assets associated with our outstanding Fannie Mae MBS and other guarantees as a separate line item and include buy-ups, master servicing assets and credit enhancements associated with our guaranty assets in “Other assets.” The GAAP carrying value of our guaranty assets reflects only those guaranty arrangements entered into subsequent to our adoption of FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FIN No. 34) (“FIN 45”), on January 1, 2003. On a GAAP basis, our guaranty assets totaled $7.0 billion and $9.7 billion as of December 31, 2008 and 2007, respectively. The associated buy-ups totaled $645 million and $944 million as of December 31, 2008 and 2007, respectively. In our non-GAAP fair value balance sheets, we also disclose the estimated guaranty assets and obligations related to mortgage loans held in our portfolio. The aggregate estimated fair value of the guaranty asset-related components totaled $8.2 billion and $18.1 billion as of December 31, 2008 and 2007, respectively. These components represent the sum of the following line items in this table: (i) Guaranty assets of mortgage loans held in portfolio; (ii) Guaranty obligations of mortgage loans held in portfolio, (iii) Guaranty assets and buy-ups; and (iv) Master servicing assets and credit enhancements. See “Critical Accounting Policies and Estimates—Fair Value of Financial Instruments—Fair Value of Guaranty Obligations.”

(5)	The line items “Master servicing assets and credit enhancements” and “Other assets” together consist of the assets presented on the following five line items in our GAAP consolidated balance sheets: (i) Accrued interest receivable; (ii) Acquired property, net; (iii) Deferred tax assets; (iv) Partnership investments; and (v) Other assets. The carrying value of these items in our GAAP consolidated balance sheets together totaled $40.1 billion and $41.9 billion as of December 31, 2008 and 2007, respectively. We deduct the carrying value of the buy-ups associated with our guaranty obligation, which totaled $645 million and $944 million as of December 31, 2008 and 2007, respectively, from “Other assets” reported in our GAAP consolidated balance sheets because buy-ups are a financial instrument that we combine with guaranty assets in our disclosure in Note 20. We have estimated the fair value of master servicing assets and credit enhancements based on our fair value methodologies discussed in Note 20.

(6)	With the exception of LIHTC partnership investments and deferred tax assets, the GAAP carrying values of other assets generally approximate fair value. While we have included partnership investments at their carrying value in each of the non-GAAP fair value balance sheets, the fair values of these items are generally different from their GAAP carrying values, potentially materially. Our LIHTC partnership investments had a carrying value of $6.3 billion and $8.1 billion and an estimated fair value of $6.5 billion and $9.3 billion as of December 31, 2008 and 2007, respectively. We assume that certain other assets, consisting primarily of prepaid expenses, have no fair value. Our GAAP-basis deferred tax assets are described in “Notes to Consolidated Financial Statements—Note 12, Income Taxes.” In addition to the GAAP-basis deferred income tax amounts included in “Other assets,” we include in our non-GAAP fair value balance sheets the estimated income tax effect related to the fair value adjustments made to derive the fair value of our net assets. Because our adjusted deferred income taxes are a net asset in each year, the amounts are included in our non-GAAP fair value balance sheets as a component of other assets. As discussed in Note 12, we recorded a non-cash charge of $21.4 billion in the third quarter of 2008 to establish a partial deferred tax asset valuation allowance. We recorded an additional valuation allowance of $9.4 billion in the fourth quarter of 2008, resulting in a total deferred asset valuation allowance of $30.8 billion as of December 31, 2008. As a result, in calculating the fair value of our net assets as of December 31, 2008, we eliminated the tax effect of deferred tax benefits we would have otherwise recorded had we not concluded that it was necessary to establish a valuation allowance.

(7)	Includes certain short-term debt and long-term debt instruments reported in our GAAP consolidated balance sheet at fair value as of December 31, 2008 of $4.5 billion and $21.6 billion, respectively.

(8)	The line item “Other liabilities” consists of the liabilities presented on the following four line items in our GAAP consolidated balance sheets: (i) Accrued interest payable; (ii) Reserve for guaranty losses; (iii) Partnership liabilities; and (iv) Other liabilities. The carrying value of these items in our GAAP consolidated balance sheets together totaled $42.2 billion and $20.5 billion as of December 31, 2008 and 2007, respectively. The GAAP carrying values of these other liabilities generally approximate fair value. We assume that certain other liabilities, such as deferred revenues, have no fair value. Although we report the “Reserve for guaranty losses” as a separate line item on our consolidated balance sheets, it is incorporated into and reported as part of the fair value of our guaranty obligations in our non-GAAP supplemental consolidated fair value balance sheets.

Table 33:  Change in Fair Value of Net Assets (Net of Tax Effect)

	2008	2007
	(Dollars in millions)

Balance as of January 1, as reported	$35,799	$43,699
Effect of change in measuring fair value of guaranty obligations(1)	1,558	—

Balance as of January 1, as adjusted to include effect of change in measuring fair value of guaranty obligations	37,357	43,699
Capital transactions:(2)
Common dividends, common stock repurchases and issuances, net	1,929	(1,740)
Preferred dividends and issuances, net	3,616	7,208

Capital transactions, net	5,545	5,468
Change in estimated fair value of net assets, excluding effect of capital transactions	(148,052)	(13,368)

Decrease in estimated fair value of net assets, net	(142,507)	(7,900)

Balance as of December 31(3)	$(105,150)	$35,799

(1)	Represents the estimated after-tax impact of the change in our approach to measuring the fair value of our guaranty obligations as part of our January 1, 2008 implementation of SFAS 157. Amount reflects the difference of $2.3 billion ($1.6 billion after-tax) between the estimated fair value of our guaranty obligations based on our current valuation approach of $18.2 billion as of December 31, 2007, and the previously reported fair value of our guaranty obligations of $20.5 billion as of December 31, 2007. See “Critical Accounting Policies and Estimates—Fair Value of Financial Instruments—Fair Value of Guaranty Obligations” for additional information.

(2)	Represents net capital transactions, which are reflected in the consolidated statements of changes in stockholders’ equity. The issuance of senior preferred stock and warrant to purchase common stock to Treasury in 2008 did not have an impact to stockholders’ equity as displayed in our consolidated statement of changes in stockholders’ equity.

(3)	Represents estimated fair value of net assets (net of tax effect) presented in Table 32: Supplemental Non-GAAP Consolidated Fair Value Balance Sheets.

LIQUIDITY AND CAPITAL MANAGEMENT

Our business activities require that we maintain adequate liquidity to fund our operations. We have a liquidity and capital risk management framework and policies that are intended to ensure appropriate liquidity during normal and stress periods. Our senior management establishes our overall liquidity and capital policies through various risk and control committees.

Under the Regulatory Reform Act, FHFA must place us into receivership if the Director of FHFA makes a written determination that our assets are, and during the preceding 60 days have been, less than our obligations. FHFA has notified us that the measurement period for this determination begins no earlier than the date of the SEC filing deadline for our quarterly and annual financial statements. As a result of our net loss for 2008, our net worth (defined as the amount by which our total assets exceed our total liabilities, as reflected on our consolidated balance sheets, prepared in accordance with GAAP) was negative $15.2 billion as of December 31, 2008. The Director of FHFA submitted a request on February 25, 2009 for $15.2 billion in funds from Treasury on our behalf under the terms of the senior preferred stock purchase agreement to eliminate our net worth deficit as of December 31, 2008, in order to avoid a trigger of mandatory receivership under the Regulatory Reform Act. FHFA requested that Treasury provide the funds on or prior to March 31, 2009. If current trends in the housing and financial markets continue or worsen, we expect that we also will have a net worth deficit in future periods, and therefore will be requesting additional funds from Treasury.

On October 9, 2008, FHFA announced that our existing statutory and FHFA-directed regulatory capital requirements will not be binding during the conservatorship, and that FHFA will not issue quarterly capital classifications during the conservatorship. FHFA has directed us, during the time we are under conservatorship, to focus on managing to a positive net worth, provided that it is not inconsistent with our mission objectives. Pursuant to its new authority under the Regulatory Reform Act, FHFA has also announced that it will be revising our minimum capital and risk-based capital requirements.

Liquidity Management

Liquidity risk is the risk that we will not be able to meet our funding obligations in a timely manner. Liquidity management involves forecasting funding requirements and maintaining sufficient capacity to meet these needs while accommodating fluctuations in asset and liability levels due to changes in our business operations or unanticipated events. Our Capital Markets group is responsible for formulating our liquidity and contingency planning strategies and for measuring, monitoring and reporting our liquidity risk profile.

Primary Sources and Uses of Funds

Our primary source of funds is proceeds from the issuance of short-term and long-term debt securities. Because our liquidity depends largely on our ability to issue unsecured debt in the capital markets, our status as a GSE continues to be critical to maintaining our access to the unsecured debt market. Our senior unsecured debt obligations are rated AAA by the major rating agencies. As discussed below under “Debt Funding,” during the second half of 2008, we began to experience significant limitations on our ability to access the debt capital markets on attractive terms. Although we have experienced improvement in our access to the debt markets since late November 2008, there can be no assurance that the recent improvement will continue.

In addition to funding we obtain from the issuance of debt securities, other sources of our cash include:

•	principal and interest payments received on mortgage loans, mortgage-related securities and non-mortgage securities we own;

•	borrowings under secured and unsecured intraday funding lines of credit we have established with several large financial institutions;

•	proceeds from the sale of mortgage loans, mortgage-related securities and non-mortgage assets;

•	borrowings against mortgage-related securities and other investment securities we hold pursuant to repurchase agreements and loan agreements;

•	guaranty fees received on Fannie Mae MBS;

•	payments received from mortgage insurance counterparties; and

•	net receipts on derivative instruments;

We also may request loans from Treasury pursuant to the Treasury credit facility described below under “Liquidity Contingency Plan—Treasury Credit Facility.” In addition, under limited specified circumstances, FHFA may request funds on our behalf from Treasury under the senior preferred stock purchase agreement described under “Part I—Item 1—Business—Conservatorship, Treasury Agreements, Our Charter and Regulation of Our Activities—Treasury Agreements—Senior Preferred Stock Purchase Agreement and Related Issuance of Senior Preferred Stock and Common Stock Warrant—Senior Preferred Stock Purchase Agreement.”

Our primary funding needs include:

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

In addition, under the terms of the senior preferred stock, we are required to make quarterly dividend payments to Treasury, which are described in greater detail in “Part I—Item 1—Business—Conservatorship, Treasury Agreements, Our Charter and Regulation of Our Activities—Treasury Agreements—Senior Preferred Stock Purchase Agreement and Related Issuance of Senior Preferred Stock and Common Stock Warrant.” The initial cash dividend of approximately $31 million was declared by the conservator and paid in cash on December 31, 2008. Beginning on March 31, 2010, we also will become obligated to pay a quarterly commitment fee under the senior preferred stock purchase agreement with Treasury. The amount of this fee has not yet been determined. Treasury has the authority to waive this quarterly commitment fee for up to one year at a time based on adverse conditions in the U.S. mortgage market.

In addition to the funding needs described above, the Regulatory Reform Act requires us, in each fiscal year beginning in 2008, to set aside an amount equal to 4.2 basis points for each dollar of the unpaid principal balance of our total new business purchases for an affordable housing trust fund. The Director of FHFA has the authority to temporarily suspend this requirement if payment would contribute to our financial instability, cause us to be classified as undercapitalized or prevent us from successfully completing a capital restoration plan. On November 13, 2008, FHFA notified us that it was suspending allocations under this section until further notice.

Debt Funding

We fund our business primarily through the issuance of short-term and long-term debt securities in the domestic and international capital markets. We have traditionally had a diversified funding base of domestic and international investors. Purchasers of our debt securities include fund managers, commercial banks, pension funds, insurance companies, foreign central banks, state and local governments and retail investors. In recent months, the Federal Reserve has been supporting the liquidity of our debt as an active and significant purchaser of our long-term debt in the secondary market. Purchasers of our debt securities are also geographically diversified, with a significant portion of our investors historically located in the United States, Europe and Asia. In order to meet our large and ongoing funding needs, we historically have regularly issued a variety of non-callable and callable debt security instruments in a wide range of maturities to achieve cost efficient funding and an appropriate debt maturity profile.

From July 2007 through June 2008, we were able to raise short-term funds at unusually attractive yields relative to the market benchmarks, such as LIBOR. In early July 2008, we began to experience significant deterioration in our access to the unsecured debt markets, particularly for long-term and callable debt, and in the yields on our debt as compared with relevant market benchmarks. These conditions became especially pronounced in October and November 2008, when yields on our debt compared with relevant benchmarks peaked and purchases of our debt by international investors fell. The dynamics of our funding program have improved noticeably since late November 2008 and recent issuances in January and February 2009, including long-term and callable debt, have seen renewed favorable demand across a wide range of domestic and international investors. However, there can be no assurance that the recent improvement will continue. In addition, while distribution of recent issuances to international investors has been consistent with distribution trends prior to mid-2007, we have experienced reduced demand from international investors, particularly foreign central banks, compared with the historically high levels of demand we experienced from these investors between mid-2007 and mid-2008. Further, we are currently prohibited under the senior preferred stock purchase agreement from incurring debt in excess of 110% of our aggregate indebtedness as of June 30, 2008, therefore we are significantly restricted in the amount of debt we can issue to fund our operations in the near term, as described under “Outstanding Debt” below.

Debt Funding Programs

The most significant of the debt funding programs that we conduct are the following:

•	Benchmark Securities®. Through our Benchmark Securities program, we sell large, regularly scheduled issues of unsecured debt. The Benchmark Securities program includes:

•	Benchmark Bills which have maturities of up to one year. On a weekly basis, we auction three-month and six-month Benchmark Bills with a minimum issue size of $1.0 billion. On a monthly basis, we auction one-year Benchmark Bills with a minimum issue size of $1.0 billion.

•	Benchmark Notes which have maturities ranging between two and ten years. We typically sell one or more new, fixed-rate issues of Benchmark Notes each month through dealer syndicates.

•	Discount Notes. We issue short-term debt securities called Discount Notes with maturities ranging from overnight to 360 days from the date of issuance. Investors purchase these notes at a discount to the principal amount and receive the principal amount when the notes mature.

•	Medium-Term Notes. We issue medium-term notes, or MTNs, with a wide range of maturities, interest rates and call features. The specific terms of our MTN issuances are determined through individually-negotiated transactions with broker-dealers. Our MTNs are often callable prior to maturity. We issue both fixed-rate and floating-rate securities, as well as various types of structured notes that combine features of traditional debt with features of other capital market instruments.

•	Subordinated Debt. Pursuant to voluntary initiatives with Treasury in October 2000, which were subsequently replaced by the September 2005 agreement with OFHEO that we discuss in more detail below, we have issued subordinated debt. Information relating to our subordinated debt is provided under “Capital Management—Capital Activity—Subordinated Debt.” Pursuant to the senior preferred stock purchase agreement, we are prohibited from issuing additional subordinated debt without the consent of Treasury. In addition, FHFA has directed us not to issue subordinated debt during the conservatorship and thereafter until directed otherwise.

Debt Funding Activity

Table 34 below provides a summary of our debt activity for 2008, 2007 and 2006.

Table 34:  Debt Activity

	For the Year Ended December 31,
	2008	2007	2006
	(Dollars in millions)

Issued during the year:(1)
Short-term:(2)
Amount(3)	$1,624,868	$1,543,387	$2,107,737
Weighted average interest rate	2.11%	4.87%	4.85%
Long-term:(4)
Amount(3)	$248,168	$193,910	$181,427
Weighted average interest rate	3.76%	5.45%	5.49%
Total issued:
Amount(3)	$1,873,036	$1,737,297	$2,289,164
Weighted average interest rate	2.33%	4.93%	4.90%
Paid off during the year(1)(5)
Short-term:(2)
Amount(3)	$1,529,368	$1,473,283	$2,112,364
Weighted average interest rate	2.54%	4.96%	4.44%
Long-term:(4)
Amount(3)	$266,764	$233,393	$169,397
Weighted average interest rate	4.89%	4.79%	3.97%
Total paid off:
Amount(3)	$1,796,132	$1,706,676	$2,281,761
Weighted average interest rate	2.89%	4.94%	4.41%

(1)	Excludes debt activity resulting from consolidations and intraday loans.

(2)	Short-term debt consists of borrowings with an original contractual maturity of one year or less. Includes Federal funds purchased and securities sold under agreements to repurchase.

(3)	Represents the face amount at issuance or redemption.

(4)	Long-term debt consists of borrowings with an original contractual maturity of greater than one year.

(5)	Represents all payments on debt, including regularly scheduled principal payments, payments at maturity, payments as the result of a call and payments for any other repurchases.

Our short-term and long-term funding needs for 2008 remained relatively consistent with our needs for 2007. We remained an active issuer of short-term and, to a significantly lesser extent, long-term debt securities during 2008 to meet our consistent need for funding and rebalancing our portfolio. However, beginning in early July 2008, we experienced significant deterioration in our access to the unsecured debt markets, particularly for long-term and callable debt, and a significant increase in the yields on our debt as compared to relevant market benchmarks. These limitations on our funding capabilities became most pronounced in November 2008. Although the dynamics of our funding program have improved noticeably since that time, there can be no assurance that this improvement will continue.

There have been several factors contributing to the more general reduced demand for our debt securities, including continued severe market disruptions, market concerns about our capital position and the future of our business (including its future profitability, future structure, regulatory actions and agency status) and the extent of U.S. government support for our business. Demand for our debt was also adversely affected by the FDIC’s announcement in October 2008 that it would guarantee new senior unsecured debt issued on or before June 30, 2009 by all FDIC-insured institutions and their domestic parent companies until June 30, 2012. This guarantee may make those obligations more attractive investments than our debt securities because the U.S. government does not guarantee, directly or indirectly, our securities or other obligations. To the extent the market for our debt securities has improved due to the Treasury credit facility being made available to us, we believe that the actual and perceived risk that we will be unable to refinance our debt as it becomes due remains and is likely to increase substantially as we progress toward December 31, 2009, which is the date on which the Treasury credit facility terminates.

In November 2008, the Federal Reserve announced a program under which it will purchase: (1) up to $100 billion in direct obligations of Fannie Mae, Freddie Mac and the FHLBs through a series of competitive auctions conducted with the Federal Reserve’s primary dealers; and (2) up to $500 billion in mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. As of February 18, 2009, the Federal Reserve had purchased $33.6 billion in federal agency debt securities and $65.3 billion in mortgage-backed securities guaranteed by Fannie Mae, Freddie Mae or Ginnie Mae. According to the Federal Reserve, purchases of both the direct obligations and the mortgage-backed securities are expected to take place over several quarters, with purchases of $500 billion of agency mortgage-backed securities expected to be completed by the end of the second quarter of 2009.

We believe that this program, in addition to changes in the market’s assessment of U.S. government support for our business, contributed to improvements in our access to the short- and long-term debt markets since November 2008. In December 2008 and early January 2009, spreads or rates on our debt compared with rates on Treasury instruments tightened, or decreased, significantly. In addition, the interest rates we pay on our new issuances of short-term debt securities have decreased since November 2008, and as a result we have seen improvement in our short-term debt yields. Additionally, demand for our long-term debt and callable structures has increased noticeably since November 2008. Weekly callable issuance volume increased from an average of $310 million in November 2008 to $3.2 billion for the months of December 2008 and January 2009. In January 2009, we issued $6.0 billion of three-year Benchmark Notes. In February 2009, we issued $7.0 billion of five-year Benchmark Notes, which at that time was the largest single issuance of this maturity in our history.

Due to the limitations on our ability to issue long-term debt, during the period from July through November 2008, we relied increasingly on the issuance of short-term debt to pay off our maturing debt and to fund our ongoing business activities. We issued a higher amount of short-term debt than long-term debt during the last two quarters of 2008, as compared with the last two quarters of 2007. In September and October 2008, we increased our purchases of mortgage assets to provide additional liquidity to the mortgage market, and, given our reduced access to the long-term debt markets, we funded these purchases primarily through the issuance of additional short-term debt. In addition, beginning in September and continuing through the fourth quarter of 2008, we significantly increased our portfolio of cash and cash equivalents and funded these purchases exclusively through the issuance of additional short-term debt. As a result of these activities and the limitations on our ability to issue long-term debt, our outstanding short-term debt increased as a percentage of our total outstanding debt and the aggregate weighted-average maturity of our debt decreased to 42 months as of December 31, 2008, from 48 months as of December 31, 2007.

Because consistent demand for both our debt securities with maturities greater than one year and our callable debt was low between July and November 2008, we were forced to rely increasingly on short-term debt to fund our purchases of mortgage loans, which are by nature long-term assets. As a result, we will be required to refinance, or “roll-over,” our debt on a more frequent basis, exposing us to an increased risk, particularly when market conditions are volatile, that demand will be insufficient to permit us to refinance our debt securities as necessary and to risks associated with refinancing under adverse credit market conditions. Further, we expect that our “roll-over,” or refinancing, risk is likely to increase substantially as we approach year-end 2009 and the expiration of the Treasury credit facility.

As of February 26, 2009, we have continued to pay our obligations as they become due, and we have maintained sufficient access to the unsecured debt markets to avoid triggering our liquidity contingency plan. We continue to monitor the current volatile market conditions to determine the impact of these conditions on our funding and liquidity. Future disruptions in the financial markets could result in adverse changes in the amount, mix and cost of funds we obtain and could have a material adverse impact on our liquidity, financial condition and results of operations. See “Part I—Item 1A—Risk Factors” for a discussion of the risks to our business related to our ability to obtain funds for our operations through the issuance of debt securities, the relative cost at which we are able to obtain these funds and our liquidity contingency plans.

Outstanding Debt

Table 35 provides information on our outstanding short-term and long-term debt as of December 31, 2008 and 2007. Short-term debt represented 38% of our total debt outstanding as of December 31, 2008, compared with 29% of our total debt outstanding as of December 31, 2007. Short-term debt plus the current portion of long-term debt, totaled $417.6 billion, or approximately 48% of our total debt outstanding, as of December 31, 2008. Pursuant to the terms of the senior preferred stock purchase agreement, we are prohibited from issuing debt in an amount greater than 110% of our aggregate indebtedness as of June 30, 2008. Based on our calculation of our aggregate indebtedness as of June 30, 2008, which has not been confirmed by Treasury, this debt limit is $892.0 billion. Our calculation of aggregate indebtedness reflects the unpaid principal balance of our debt outstanding as of June 30, 2008, or in the case of long-term zero coupon bonds, the unpaid principal balance at maturity. Our calculation excludes basis adjustments and debt from consolidations. As of January 31, 2009, we estimate that our aggregate indebtedness totaled $885.0 billion, or $7.0 billion below our estimated debt limit, therefore we may be significantly restricted in the amount of debt we issue to fund our operations in the near term.

On February 18, 2009, Treasury announced that it is amending the senior preferred stock purchase agreement to (1) increase its funding commitment from $100.0 billion to $200.0 billion and (2) increase the size of our mortgage portfolio allowed under the agreement by $50.0 billion to $900.0 billion, with a corresponding increase in the allowable debt outstanding. An amended agreement has not been executed as of the date of this report.

Table 35:  Outstanding Short-Term Borrowings and Long-Term Debt(1)

	December 31, 2008			December 31, 2007
			Weighted			Weighted
			Average			Average
			Interest			Interest
	Maturities	Outstanding	Rate	Maturities	Outstanding	Rate
	(Dollars in millions)

Federal funds purchased and securities sold under agreements to repurchase	—	$77	0.01%	—	$869	3.48%

Short-term debt:(2)
Fixed rate short-term debt:
Discount notes	—	$322,932	1.75%	—	$233,258	4.45%
Foreign exchange discount notes	—	141	2.50	—	301	4.28
Other short-term debt	—	333	2.80	—	601	4.37

Total fixed rate short-term debt		323,406	1.75		234,160	4.45
Floating-rate short-term debt(4)	—	7,585	1.66	—	—	—

Total short-term debt		$330,991	1.75%		$234,160	4.45%

Long-term debt:(3)
Senior fixed rate long-term debt:
Benchmark notes and bonds	2009-2030	$251,063	4.92%	2008-2030	$256,538	5.12%
Medium-term notes	2009-2018	151,277	4.20	2008-2017	202,315	5.06
Foreign exchange notes and bonds	2009-2028	1,513	4.70	2008-2028	2,259	3.30
Other long-term debt(4)	2009-2038	73,061	5.95	2008-2038	69,717	6.01

Total senior fixed rate debt		476,914	4.85		530,829	5.20
Senior floating rate long-term debt:
Medium-term notes	2009-2017	45,737	2.21	2008-2017	12,676	5.87
Other long-term debt(4)	2020-2037	874	7.22	2017-2037	1,024	7.76

Total senior floating rate debt		46,611	2.30		13,700	6.01
Subordinated fixed rate long-term debt:
Medium-term notes	2011-2011	2,500	6.24	2008-2011	3,500	5.62
Other subordinated debt	2012-2019	7,116	6.58	2012-2019	7,524	6.39

Total subordinated fixed rate long-term debt		9,616	6.50		11,024	6.14
Debt from consolidations	2009-2039	6,261	5.87	2008-2039	6,586	5.95

Total long-term debt		$539,402	4.67%		$562,139	5.25%

Outstanding callable debt(5)		$192,480	4.71%		$215,639	5.35%

(1)	Outstanding debt amounts and weighted average interest rates reported in this table include the effect of unamortized discounts, premiums and other cost basis adjustments. Reported amounts as of December 31, 2008 include fair value gains and losses associated with debt that we elected to carry at fair value pursuant to our January 1, 2008 adoption of SFAS 159. The unpaid principal balance of outstanding debt, which excludes unamortized discounts, premiums and other cost basis adjustments and amounts related to debt from consolidation, totaled $881.2 billion and $804.3 billion as December 31, 2008 and 2007, respectively.

(2)	Short-term debt consists of borrowings with an original contractual maturity of one year or less, therefore it does not include the current portion of long-term debt.

(3)	Long-term debt consists of borrowings with an original contractual maturity of greater than one year. Included is the current portion of long-term debt that is due within one year, which totaled $86.5 billion and $99.5 billion as of December 31, 2008 and 2007, respectively. Reported amounts include net discount and other cost basis adjustments of $15.5 billion and $11.6 billion as of December 31, 2008 and 2007, respectively. The unpaid principal balance of long-term debt, which excludes unamortized discounts, premiums and other cost basis adjustments and amounts related to debt from consolidation, totaled $548.6 billion and $567.2 billion as December 31, 2008 and 2007, respectively.

(4)	Includes a portion of structured debt instruments that are reported at fair value.

(5)	Consists of both short-term and long-term callable debt that can be paid off in whole or in part at our option at any time on or after a specified date.

Table 36 below presents additional information for each category of our short-term borrowings.

Table 36:  Outstanding Short-Term Borrowings(1)

	2008
	As of December 31,		Average During the Year
		Weighted		Weighted
		Average		Average
		Interest		Interest	Maximum
	Outstanding	Rate	Outstanding(2)	Rate	Outstanding(3)
	(Dollars in millions)

Federal funds purchased and securities sold under agreements to repurchase	$77	0.01%	$294	1.93%	$725

Fixed-rate short-term debt:
Discount notes	$322,932	1.75%	$257,845	2.51%	$326,374
Foreign exchange discount notes	141	2.50	276	3.73	363
Other fixed-rate short-term debt	333	2.80	714	2.83	1,886
Floating rate short-term debt(4)	7,585	1.66	4,858	2.26	7,586

Total short-term debt	$330,991	1.75%

	2007
	As of December 31,		Average During the Year
		Weighted		Weighted
		Average		Average
		Interest		Interest	Maximum
	Outstanding	Rate	Outstanding(2)	Rate	Outstanding(3)
	(Dollars in millions)

Federal funds purchased and securities sold under agreements to repurchase	$869	3.48%	$932	5.09%	$3,840

Fixed-rate short-term debt:
Discount notes	$233,258	4.45%	$162,952	5.01%	$233,258
Foreign exchange discount notes	301	4.28	341	2.88	654
Other fixed-rate short-term debt	601	4.37	2,690	5.17	4,959
Debt from consolidations	—	—	826	5.34	1,176

Total short-term debt	$234,160	4.45%

	2006
	As of December 31,		Average During the Year
		Weighted		Weighted
		Average		Average
		Interest		Interest	Maximum
	Outstanding	Rate	Outstanding(2)	Rate	Outstanding(3)
	(Dollars in millions)

Federal funds purchased and securities sold under agreements to repurchase	$700	5.36%	$485	2.00%	$2,096

Fixed-rate short-term debt:
Discount notes	$158,785	5.16%	$155,548	4.86%	$170,268
Foreign exchange discount notes	194	4.09	959	3.50	2,009
Other fixed-rate short-term debt	5,707	5.24	1,236	4.57	5,704
Floating-rate short-term debt	—	—	220	1.95	645
Debt from consolidations	1,124	5.32	2,483	4.73	3,485

Total short-term debt	$165,810	5.16%

(1)	Includes unamortized discounts, premiums and other cost basis adjustments.

(2)	Average amount outstanding during the year has been calculated using month-end balances.

(3)	Maximum outstanding represents the highest month-end outstanding balance during the year.

(4)	Includes a portion of structured debt instruments that are reported at fair value.

Maturity Profile of Outstanding Debt

Table 37 presents the maturity profile, on a monthly basis, of our outstanding short-term debt as of December 31, 2008 based on the contractual maturity dates of our short-term debt securities. The current portion of our long-term debt (that is, the total amount of our long-term debt that must be paid within the next year) is not included in Table 37, but it is included in Table 38 below. The weighted average maturity of our outstanding short-term debt, based on the remaining contractual term, was 102 days as of December 31, 2008, compared with 74 days as of December 31, 2007.

Table 37:  Maturity Profile of Outstanding Short-Term Debt(1)

(Dollars in billions)

(1)	Includes unamortized discounts, premiums and other cost basis adjustments of $1.6 billion as of December 31, 2008. Excludes Federal funds purchased and securities sold under agreements to repurchase.

Table 38 presents the maturity profile, on a quarterly basis for two years and on an annual basis thereafter, of our long-term debt as of December 31, 2008 based on the contractual maturity dates of our long-term debt securities. The weighted average maturity of our outstanding long-term debt, based on the remaining contractual term, was approximately 66 months as of December 31, 2008, compared with approximately 68 months as of December 31, 2007.

Table 38:  Maturity Profile of Outstanding Long-Term Debt(1)

(Dollars in billions)

(1)	Includes unamortized discounts, premiums and other cost basis adjustments of $15.5 billion as of December 31, 2008. Excludes debt from consolidations of $6.3 billion as of December 31, 2008.

We intend to repay our short-term and long-term debt obligations as they become due primarily through proceeds from the issuance of additional short-term and, to the extent they remain available to us at economically reasonable rates, long-term debt securities. We also intend to use funds we receive from Treasury under the senior preferred stock purchase agreement to repay our debt obligations.

Contractual Obligations

Table 39 summarizes, by remaining maturity, our future cash obligations related to our long-term debt, operating leases, purchase obligations and other material noncancelable contractual obligations as of December 31, 2008.

Table 39:  Contractual Obligations

	Payments Due by Period as of December 31, 2008
		Less than	1 to < 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years
	(Dollars in millions)

Long-term debt obligations(1)	$533,141	$91,880	$185,253	$89,857	$166,151
Contractual interest on long-term debt obligations(2)	145,846	22,679	33,160	22,396	67,611
Operating lease obligations(3)	213	40	74	52	47
Purchase obligations:
Mortgage commitments(4)	39,955	39,820	135	—	—
Other purchase obligations(5)	953	385	568	—	—
Other long-term liabilities reflected in the consolidated balance sheet(6)	6,361	5,822	361	178	—

Total contractual obligations	$726,469	$160,626	$219,551	$112,483	$233,809

(1)	Represents the carrying amount of our long-term debt assuming payments are made in full at maturity. Amounts exclude approximately $6.3 billion in long-term debt from consolidations. Amounts include an unamortized net discount and other cost basis adjustments of approximately $15.5 billion.

(2)	Excludes contractual interest on long-term debt from consolidations.

(3)	Includes certain premises and equipment leases.

(4)	Includes on- and off-balance sheet commitments to purchase loans and mortgage-related securities.

(5)	Includes only unconditional purchase obligations that are subject to a cancellation penalty for certain telecom services, software and computer services, and other agreements. Excludes arrangements that may be cancelled without penalty. Amounts also include off-balance sheet commitments for debt financing activities.

(6)	Excludes risk management derivative transactions that may require cash settlement in future periods and our obligations to stand ready to perform under our guarantees relating to Fannie Mae MBS and other financial guarantees, because the amount and timing of payments under these arrangements are generally contingent upon the occurrence of future events. For a description of the amount of our on- and off-balance sheet Fannie Mae MBS and other financial guarantees as of December 31, 2008, see “Off-Balance Sheet Arrangements and Variable Interest Entities.” Includes future cash payments due under our contractual obligations to fund LIHTC and other partnerships that are unconditional and legally binding and cash received as collateral from derivative counterparties, which are included in the consolidated balance sheets under “Partnership liabilities” and “Other liabilities,” respectively. Amounts also include our obligation to fund partnerships that have been consolidated.

Equity Funding

During the first six months of 2008, we obtained funds through the issuance of common and preferred stock in the equity capital markets. As a result of the covenants under the senior preferred stock purchase agreement, which generally prohibit us from issuing equity securities or paying dividends on our common or preferred stock (other than the senior preferred stock) without Treasury’s consent, and Treasury’s ownership of the warrant to purchase, for a nominal price, shares of common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis at the time the warrant is exercised, we no longer have access to equity funding except through draws under the senior preferred stock purchase agreement. On February 25, 2009, the Director of FHFA submitted a request to Treasury to provide us with $15.2 billion under the senior preferred stock purchase agreement in order to eliminate our net worth deficit as of December 31, 2008. For a description of the covenants under the senior preferred stock purchase agreement, see “Part I—Item 1—Business—Conservatorship, Treasury Agreements, Our Charter and

Regulation of Our Activities—Treasury Agreements—Covenants Under Treasury Agreements—Senior Preferred Stock Purchase Agreement Covenants.”

Liquidity Management Policies

Our liquidity position could be, and has been, adversely affected by many causes, both internal and external to our business, including: actions taken by the conservator, Treasury or other government agencies; an unexpected systemic event leading to the withdrawal of liquidity from the market; an extreme market-wide widening of credit spreads; a downgrade of our credit ratings from the major ratings organizations; a significant decline in our net worth; loss of demand for our debt, or certain types of our debt, from a major group of investors; a significant credit event involving one of our major institutional counterparties; a sudden catastrophic operational failure in the financial sector due to a terrorist attack or other event; or elimination of our GSE status. See “Part I—Item 1A—Risk Factors” for a description of factors that could adversely affect our liquidity.

We have adopted a liquidity risk policy that governs our management of liquidity risk and outlines our methods for measuring and monitoring liquidity risk. In addition, under this policy we maintain a liquidity contingency plan in the event our access to the unsecured debt markets becomes limited temporarily. As discussed in greater detail below, we believe that current market conditions have had an adverse impact on our liquidity contingency plan, and we are currently modifying our liquidity risk policy as necessary in an attempt to address current market conditions, the conservatorship and Treasury arrangements and the more fundamental changes in the longer-term credit market environment. We believe, however, that effective liquidity contingency plans may be difficult or impossible to develop under current market conditions for a company of our size.

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

Throughout 2008, we continued to comply with the required monitoring and testing activities under our liquidity risk policy. We periodically conduct operational tests of our ability to enter into mortgage repurchase arrangements with counterparties. One method we use to conduct these tests involves entering into a small mortgage repurchase agreement (approximately $100 million) with a counterparty in order to confirm that we have the operational and systems capability to enter into repurchase arrangements. We do not, however, have committed repurchase arrangements with specific counterparties, as historically we have not relied on this form of funding. As a result, our infrequent use of such facilities may impair our ability to enter into them in significant dollar amounts, particularly in the currently challenged credit market environment.

In addition, we run daily 90-day liquidity simulations in which we consider all sources of cash inflows (including debt sold but not settled, mortgage loan principal and interest, MBS principal and interest, net derivatives receipts, sale or maturity of assets, and repurchase arrangements), and all sources of cash outflows (including maturing debt, principal and interest due on debt, principal and interest due on MBS, net derivative payments, dividends, mortgage commitments, administrative costs and taxes) during the following 90 days to determine whether there are sufficient inflows to cover the outflows. As discussed in greater detail below, our ability to execute on the daily 90-day liquidity simulations we run may be significantly challenged in the current market environment. FHFA regularly reviews our monitoring and testing requirements under our liquidity policy.

Liquidity Contingency Plan

Pursuant to our current liquidity policy, our contingency plan is designed to provide alternative sources of liquidity to allow us to meet our cash obligations for 90 days without relying upon the issuance of unsecured debt; however, as a result of current financial market conditions, we believe our contingency plan is unlikely to be sufficient to provide us with alternative sources of liquidity for a 90-day period. In addition, we believe that, to the extent we were able to execute on our liquidity contingency plan, it likely would require us to pledge or sell assets at uneconomic prices, resulting in a material adverse impact on our financial results.

In the event of a liquidity crisis in which our access to the unsecured debt market becomes impaired, our liquidity contingency plan provides for the following alternative sources of liquidity:

•	our cash and other investments portfolio; and

•	our unencumbered mortgage portfolio.

Since September 2008, in the event of a liquidity crisis we could also seek funding from Treasury pursuant to the Treasury credit facility or the senior preferred stock purchase agreement, provided we were able to satisfy the terms and conditions of those agreements, as described under “Part I—Item 1—Business—Conservatorship, Treasury Agreements, Our Charter and Regulation of Our Activities—Treasury Agreements.”

Cash and Other Investments Portfolio

Under our current liquidity policy, our initial source of liquidity in the event of a liquidity crisis that restricts our access to the unsecured debt market is the sale or maturation of assets in our cash and other investments portfolio. Table 40 below provides information on the composition of our cash and other investments portfolio as of December 31, 2008, compared with December 31, 2007.

During the second half of 2008, we significantly increased the amount of cash and cash equivalents in our cash and other investments portfolio to enhance our liquidity position in light of current market conditions, concentrating our investments on federal funds and short-term bank deposits. These investments have low yields that are currently below our cost of funds.

Table 40:  Cash and Other Investments Portfolio

	As of December 31,
	2008	2007	2006
	(Dollars in millions)

Cash and cash equivalents	$17,933	$3,941	$3,239
Federal funds sold and securities purchased under agreements to resell	57,418	49,041	12,681
Non-mortgage-related securities:
Asset-backed securities	10,598	15,511	18,914
Corporate debt securities	6,037	13,515	17,594
Commercial paper	—	—	10,010
Other	1,005	9,089	1,055

Total	$92,991	$91,097	$63,493

As described in “Consolidated Results of Operations—Fair Value Gains (Losses), Net,” we incurred net trading losses of $2.7 billion in 2008 on the non-mortgage-related securities in our cash and other investments portfolio due to the substantial decline in market value of these securities, particularly corporate debt securities issued by Lehman Brothers, Wachovia Corporation, Morgan Stanley and AIG. We intend to continue to sell these non-mortgage-related securities from time to time as market conditions permit. During the fourth quarter, we sold $252 million in unpaid principal balance of these securities. See “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Issuers of Securities Held in our Cash and Other Investments Portfolio” for additional information on the risks associated with the assets in our cash and other investments portfolio.

The current financial market crisis has had a significant adverse effect on the market value and the liquidity of the assets (other than cash and cash equivalents) in the portfolio, and our ability to sell assets from our cash and other investments portfolio could be limited or impossible. In the current environment and particularly in the event of further market deterioration, there can be no assurance that we could liquidate these assets if and when we need access to liquidity.

Unencumbered Mortgage Portfolio

Our current liquidity contingency plan provides that our largest source of potential liquidity is the unencumbered mortgage assets in our mortgage portfolio, both through the sale of our mortgage assets or by using these assets as collateral for secured borrowing.

We believe that the amount of mortgage-related securities that we could successfully sell or borrow against in the event of a liquidity crisis or significant market disruption, such as the one we are currently experiencing, is substantially lower than the amount of mortgage-related securities we hold. Due to the large size of our portfolio of mortgage-related securities and current market conditions, it is unlikely that there would be sufficient market demand for large amounts of these securities over a prolonged period of time. In addition, the price at which we would be able to sell these mortgage-related securities may be significantly lower than the current market value of these securities. To the extent that we obtain funding by pledging mortgage-related securities as collateral, we anticipate that a “haircut” would be applied that would reduce the value assigned to those securities. Depending on market conditions at the time, this “haircut” would result in proceeds significantly lower than the current market value of these assets and would thereby reduce the amount of financing we can obtain. Our unencumbered mortgage portfolio also includes whole loans that we could potentially securitize to create Fannie Mae MBS, which could then be sold, used as collateral in repurchase or other lending arrangements, or, as described below, potentially used as collateral for loans under our Treasury credit facility. Currently, however, we face technological and operational limitations on our ability to securitize these whole loans, particularly in significant amounts. We expect the necessary technology and operational capabilities to support the securitization of a portion of our whole loans will be in place during the second quarter of 2009. Because of these limitations, the current testing of our 90-day liquidity contingency plan assumes that we are unable to rely on these whole loans to meet our funding needs.

Treasury Credit Facility

On September 19, 2008, we entered into a lending agreement with Treasury under which we may request loans until December 31, 2009. The Treasury credit facility provides another source of liquidity in the event we experience a liquidity crisis in which we cannot adequately access the unsecured debt markets. As of December 31, 2008, we had approximately $208.6 billion in unpaid principal balance of Fannie Mae MBS and Freddie Mac mortgage-backed securities available as collateral to secure loans under the Treasury credit facility. Treasury has discretion to determine the securities that constitute acceptable collateral. In addition, the Federal Reserve Bank of New York, as collateral valuation agent for Treasury, has discretion to value these securities as it considers appropriate, and they could apply a “haircut” reducing the value it assigns to these securities from their unpaid principal balance. Accordingly, the amount that we could borrow under the Treasury credit facility using those securities as collateral could be less than their unpaid principal balance. We also hold whole loans in our mortgage portfolio, and a portion of these whole loans could potentially be securitized into Fannie Mae MBS and then pledged as collateral under the Treasury credit facility. As noted above, we currently face technological and operational limitations on our ability to securitize these loans, although we expect to resolve these limitations as to the portion of the loans that could be securitized during the second quarter of 2009. Further, unless amended or waived by Treasury, the amount we may borrow under the Treasury credit facility is subject to the restriction under the senior preferred stock purchase agreement on incurring debt in excess of 110% of our aggregate indebtedness as of June 30, 2008. The terms of the Treasury credit facility are described under “Part I—Item 1—Business—Conservatorship, Treasury Agreements, Our Charter and Regulation of Our Activities—Treasury Agreements—Treasury Credit Facility.” As of February 26, 2009, we have not requested any loans or borrowed any amounts under the Treasury credit facility.

It would require action from Congress to extend the term of this credit facility beyond December 31, 2009, the date on which Treasury’s temporary authority to purchase our obligations and other securities, granted by the Regulatory Reform Act, expires. After December 31, 2009, Treasury may purchase up to $2.25 billion of our obligations under its permanent authority, as originally set forth in the Charter Act.

Senior Preferred Stock Purchase Agreement

In specified limited circumstances, FHFA may request funds on our behalf from Treasury under the senior preferred stock purchase agreement described under “Part I—Item 1—Business—Conservatorship, Treasury Agreements, Our Charter and Regulation of Our Activities—Treasury Agreements—Senior Preferred Stock Purchase Agreement and Related Issuance of Senior Preferred Stock and Common Stock Warrant—Senior Preferred Stock Purchase Agreement.” On February 25, 2009, the Director of FHFA submitted a request for Treasury to provide us with $15.2 billion under the senior preferred stock purchase agreement in order to eliminate our net worth deficit as of December 31, 2008.

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

Our senior unsecured debt (both long-term and short-term), benchmark subordinated debt and preferred stock are rated and continuously monitored by Standard & Poor’s, Moody’s and Fitch. During 2008, the rating of our senior unsecured debt remained constant, but the ratings of our subordinated debt and preferred stock, as well our bank financial strength rating, deteriorated significantly. Table 41 below presents the credit ratings issued by each of these rating agencies as of February 19, 2009 and as of December 31, 2007.

Table 41:  Fannie Mae Credit Ratings

	As of February 19, 2009			As of December 31, 2007
	Standard &			Standard &
	Poor’s	Moody’s	Fitch	Poor’s	Moody’s	Fitch

Long-term senior debt	AAA	Aaa	AAA	AAA	Aaa	AAA
Short-term senior debt	A-1+	P-1	F1+	A-1+	P-1	F1+
Subordinated debt	A	Aa2	AA-	AA-	Aa2	AA-
Preferred stock	C	Ca	C/RR6	AA-	Aa3	AA-
Bank financial strength rating(1)	—	E+	—	—	B+	—

(1)	Pursuant to our September 2005 agreement with OFHEO, we agreed to seek to obtain a rating that assesses the independent financial strength or “risk to the government” of Fannie Mae operating under its authorizing legislation but without assuming a cash infusion or extraordinary support of the government in the event of a financial crisis. In September 2008, Standard & Poor’s withdrew our risk to the government rating and Moody’s downgraded our bank financial strength rating from “D+” to “E+.”

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

Cash Flows

Year Ended December 31, 2008.  Cash and cash equivalents of $17.9 billion as of December 31, 2008 increased by $14.0 billion from December 31, 2007. This increase was due in large part to our efforts during the second half of 2008 to increase our cash and cash equivalent balances in light of current market conditions. Net cash generated from operating activities totaled $15.9 billion, resulting primarily from the proceeds from maturities or sales of our short-term, liquid investments, which are classified as trading securities. We also generated net cash from financing activities of $70.6 billion, reflecting the proceeds from the issuance of common and preferred stock, which was partially offset by the redemption of a significant amount of long-term debt as interest rates fell during the period. Net cash used in investing activities was $72.5 billion, attributable to our purchases of available-for-sale securities, loans held for investment and advances to lenders.

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

Capital Management

Regulatory Capital

On October 9, 2008, FHFA announced that our existing statutory and FHFA-directed regulatory capital requirements will not be binding during the conservatorship, and that FHFA will not issue quarterly capital classifications during the conservatorship. FHFA has directed us, during the time we are under conservatorship, to focus on managing to a positive net worth, provided that it is not inconsistent with our mission objectives.

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

Table 42 displays our core capital and our statutory minimum capital requirement as of December 31, 2008 and 2007. The amounts for 2008 are our estimates as submitted to FHFA.

Table 42:  Regulatory Capital Measures

	As of December 31,
	2008(1)	2007(1)
	(Dollars in millions)

Core capital(2)	$(8,641)	$45,373
Statutory minimum capital requirement(3)	33,552	31,927

Surplus (deficit) of core capital over statutory minimum capital requirement	$(42,193)	$13,446

Surplus (deficit) of core capital percentage over statutory minimum capital requirement	(125.8)%	42.1%

(1)	Amounts as of December 31, 2008 represent estimates that have not been submitted to FHFA. Amounts as of December 31, 2007 represent FHFA’s announced capital classification measures.

(2)	The sum of (a) the stated value of our outstanding common stock (common stock less treasury stock); (b) the stated value of our outstanding non-cumulative perpetual preferred stock; (c) our paid-in capital; and (d) our retained earnings (accumulated deficit). Core capital excludes accumulated other comprehensive income (loss).

(3)	Generally, the sum of (a) 2.50% of on-balance sheet assets; (b) 0.45% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties; and (c) up to 0.45% of other off-balance sheet obligations, which may be adjusted by the Director of FHFA under certain circumstances (See 12 CFR 1750.4 for existing adjustments made by the Director).

The reduction in our core capital during 2008 was attributable to the net loss we incurred during the year, including the non-cash charge recorded during 2008 to establish a valuation allowance for a portion of our deferred tax assets.

Under the Regulatory Reform Act, a capital classification of “undercapitalized” requires us to submit a capital restoration plan and imposes certain restrictions on our asset growth and ability to make capital distributions. FHFA may also take various discretionary actions with respect to us if we are classified as undercapitalized, including requiring us to acquire new capital. FHFA has advised us that, because we are under conservatorship, we will not be subject to these corrective action requirements.

Under the Regulatory Reform Act, FHFA has the discretionary authority to downgrade our capital adequacy classification if certain safety and soundness conditions arise that could impact future capital adequacy. Pursuant to this discretionary authority, FHFA announced that we were classified as “undercapitalized” as of June 30, 2008 (the last date for which results were issued by FHFA). Although the amount of capital we held as of June 30, 2008 was sufficient to meet our statutory and regulatory capital requirements, FHFA downgraded our capital classification to “undercapitalized” based on events that occurred after June 30, 2008. FHFA cited the following factors as supporting its decision:

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

Capital Activity

Capital Management Actions

Prior to our entry into conservatorship in September 2008, we took a number of management actions during 2008 to preserve and further build our capital, including:

•	issuing $7.4 billion in equity securities;

•	managing the size of our investment portfolio;

•	selling assets to reduce the amount of capital that we were required to hold and to realize investment gains;

•	reducing our common stock dividend;

•	electing to purchase fewer mortgage assets;

•	slowing the growth of our guaranty business;

•	increasing our guaranty fee pricing on new acquisitions;

•	reducing our administrative costs; and

•	applying other changes to our business practices to reduce our losses and expenses during the period.

As described above, following our entry into conservatorship, FHFA has advised us to focus our capital management efforts on maintaining a positive net worth while returning to long-term profitability. As a result of this change in the focus of our capital management efforts and an increased focus on serving our mission since our entry into conservatorship, we have discontinued or reversed most of the capital management strategies described above.

Our stockholders’ equity decreased by $59.3 billion during 2008, to a deficit of $15.3 billion as of December 31, 2008, from a surplus of $44.0 billion as of December 31, 2007. The decrease in stockholders’ equity was attributable to the pre-tax loss in 2008, the non-cash charge of $21.4 billion that we recorded in the third quarter of 2008 to establish a partial deferred tax asset valuation allowance, and a significant increase in unrealized losses on available-for-sale securities. See “Consolidated Results of Operations” for other factors that affected our results of operations for 2008.

Our ability to manage our net worth is very limited. We are effectively unable to raise equity capital from private sources at this time. On February 25, 2009, the Director of FHFA submitted a request for Treasury to provide us with funding under the senior preferred stock purchase agreement as described below.

Issuance of Senior Preferred Stock and Common Stock Warrant

On September 7, 2008, we, through FHFA, in its capacity as conservator, and Treasury entered into a senior preferred stock purchase agreement. Pursuant to the agreement, we issued to Treasury: (1) on September 8, 2008, one million shares of senior preferred stock with an initial liquidation preference equal to $1,000 per share (for an aggregate liquidation preference of $1 billion); and (2) on September 7, 2008, a warrant for the purchase of up to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis on the date of exercise, which is exercisable until September 7, 2028. We did not receive any cash proceeds from our issuance of the senior preferred stock or the warrant, but we expect to receive $15.2 billion under the senior preferred stock purchase agreement to eliminate our net worth deficit as of December 31, 2008. Drawing on Treasury’s funding commitment under the senior preferred stock purchase agreement allows us to avoid a trigger of mandatory receivership under the Regulatory Reform Act. The senior preferred stock purchase agreement, senior preferred stock and warrant are described under “Part I—Item 1—Business—Conservatorship, Treasury Agreements, Our Charter and Regulation of Our Activities—Treasury Agreements—Senior Preferred Stock Purchase Agreement and Related Issuance of Senior Preferred Stock and Common Stock Warrant.”

Covenants Under Senior Preferred Stock Purchase Agreement

The senior preferred stock purchase agreement contains covenants that significantly restrict our business activities. These covenants, which are summarized under “Part I—Item 1—Business—Conservatorship, Treasury Agreements, Our Charter and Regulation of Our Activities—Treasury Agreements—Covenants Under Treasury Agreements—Senior Preferred Stock Purchase Agreement Covenants,” include a prohibition on our issuance of additional equity securities (except in limited instances), a prohibition on the payment of dividends or other distributions on our equity securities (other than the senior preferred stock or warrant), a prohibition on our issuance of subordinated debt and a limitation on the total amount of debt securities we may issue. As a result, we can no longer obtain additional equity financing (other than pursuant to the senior preferred stock purchase agreement) and we are limited in the amount and type of debt financing we may obtain.

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

Holders of the senior preferred stock are entitled to receive, when, as and if declared by our Board of Directors, out of legally available funds, cumulative quarterly cash dividends at the annual rate of 10% per year on the then-current liquidation preference of the senior preferred stock. As conservator and under our charter, FHFA also has authority to declare and approve dividends on the senior preferred stock. The initial dividend was declared by the conservator and paid on December 31, 2008, for the period from but not including September 8, 2008 through and including December 31, 2008. If at any time we fail to pay cash dividends in a timely manner, then immediately following such failure and for all dividend periods thereafter until the dividend period following the date on which we have paid in cash full cumulative dividends (including any unpaid dividends added to the liquidation preference), the dividend rate will be 12% per year. Dividends on the senior preferred stock that are not paid in cash for any dividend period will accrue and be added to the liquidation preference of the senior preferred stock.

For a description of the dividends we paid on our common stock for each quarter of 2007 and 2008 and additional restrictions on our payment of common stock dividends, see “Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Subordinated Debt

We had $7.4 billion in outstanding qualifying subordinated debt as of December 31, 2008. As described above, on October 9, 2008, FHFA announced that it will no longer report on our subordinated debt levels.

In September 2005, we agreed with OFHEO to issue and maintain qualifying subordinated debt in a quantity such that the sum of our total capital plus the outstanding balance of our qualifying subordinated debt equals or exceeds the sum of (1) outstanding Fannie Mae MBS held by third parties times 0.45% and (2) total on-balance sheet assets times 4%, which we refer to as our “subordinated debt requirement.” We also agreed to certain maintenance, reporting and disclosure requirements relating to our qualifying subordinated debt. On November 8, 2008, FHFA advised us that, during the conservatorship and thereafter until we are directed to return to the provisions of the September 2005 agreement, it was suspending the requirements of that agreement with respect to the issuance, maintenance, and reporting and disclosure of our qualifying subordinated debt. FHFA further advised us that, during conservatorship, we must continue to submit to FHFA quarterly calculations of our subordinated debt and total capital.

Under the senior preferred stock purchase agreement, we are prohibited from issuing additional subordinated debt without the written consent of Treasury.

The terms of our qualifying subordinated debt provide for the deferral of interest payments on this debt for up to five years if either: (1) our core capital is below 125% of our critical capital requirement; or (2) our core capital is below our statutory minimum capital requirement, and the U.S. Secretary of the Treasury, acting on our request, exercises his or her discretionary authority pursuant to Section 304(c) of the Charter Act to purchase our debt obligations. Under the September 2005 agreement, during any period in which we defer payment of interest on qualified subordinated debt, we may not declare or pay dividends on, or redeem, purchase or acquire, our common stock or preferred stock. As of December 31, 2008, our core capital was below 125% of our critical capital requirement; however, FHFA has directed us to continue paying principal and interest on our outstanding subordinated debt during the conservatorship and thereafter until directed otherwise, regardless of our existing capital levels.

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

Our most significant off-balance sheet arrangements result from the mortgage loan securitization and resecuritization transactions that we routinely enter into as part of the normal course of our guaranty business operations. Our Single-Family business generates most of its revenues from the guaranty fees earned on these securitization transactions. Our HCD business also generates a significant portion of its revenues from the guaranty fees earned on these securitization transactions. We also enter into other guaranty transactions, liquidity support transactions and hold LIHTC and other partnership interests that may involve off-balance sheet arrangements. Currently, most trusts created as part of our guaranteed securitizations are not consolidated by the company for financial reporting purposes because the trusts are considered qualified special purpose entities (“QSPEs”) under SFAS No. 140, Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125) (“SFAS 140”).

Fannie Mae MBS Transactions and Other Financial Guarantees

While we hold some Fannie Mae MBS in our mortgage portfolio, most outstanding Fannie Mae MBS are held by third parties and therefore not reflected in our consolidated balance sheets. Table 43 summarizes the amounts of both our on- and off-balance sheet Fannie Mae MBS and other guaranty obligations as of December 31, 2008 and 2007.

Table 43:  On- and Off-Balance Sheet MBS and Other Guaranty Arrangements

	As of December 31,
	2008	2007
	(Dollars in millions)

Fannie Mae MBS and other guarantees outstanding(1)	$2,546,217	$2,340,660
Less: Fannie Mae MBS held in portfolio(2)	(228,949)	(180,163)

Fannie Mae MBS held by third parties and other guarantees	$2,317,268	$2,160,497

(1)	Includes $27.8 billion and $41.6 billion in unpaid principal balance of other guarantees as of December 31, 2008 and 2007, respectively. Excludes $65.3 billion and $80.9 billion in unpaid principal balance of consolidated Fannie Mae MBS as of December 31, 2008 and 2007, respectively.

(2)	Amounts represent unpaid principal balance and are recorded in “Investments in Securities” in the consolidated balance sheets.

Although the unpaid principal balance of Fannie Mae MBS held by third parties is generally not reflected on our consolidated balance sheets, we record in our consolidated balance sheets a guaranty obligation based on an estimate of our non-contingent obligation to stand ready to perform in connection with Fannie Mae MBS and other guarantees issued after January 1, 2003, whether held in our portfolio or held by third parties. We also record in the consolidated balance sheets a reserve for guaranty losses based on an estimate of our incurred credit losses on all of our guarantees.

While our guarantees relating to Fannie Mae MBS represent the substantial majority of our guaranty activity, we also provide other financial guarantees. Our HCD business provides credit enhancements primarily for taxable and tax-exempt bonds issued by state and local governmental entities to finance multifamily housing for low- and moderate-income families. Under these credit enhancement arrangements, we guarantee to the trust that we will supplement proceeds as required to permit timely payment on the related bonds, which improves the bond ratings and thereby results in lower-cost financing for multifamily housing. We also provide liquidity support for variable-rate demand housing bonds as part of our credit enhancement arrangements. Our HCD business generates revenue from the fees earned on these transactions. These transactions also contribute to our housing goals and help us meet other mission-related objectives.

Our maximum potential exposure to credit losses relating to our outstanding and unconsolidated Fannie Mae MBS held by third parties and our other financial guarantees is significantly higher than the carrying amount of the guaranty obligations and reserve for guaranty losses that are reflected in the consolidated balance sheets. In the case of outstanding and unconsolidated Fannie Mae MBS held by third parties, our maximum potential exposure arising from these guarantees is primarily represented by the unpaid principal balance of the mortgage loans underlying these Fannie Mae MBS, which was $2.3 trillion and $2.1 trillion as of December 31, 2008 and 2007, respectively. In the case of the other financial guarantees that we provide, our maximum potential exposure arising from these guarantees is primarily represented by the unpaid principal balance of the underlying bonds and loans, which totaled $27.8 billion and $41.6 billion as of December 31, 2008 and 2007, respectively.

For more information on our securitization transactions, including the interests we retain in these transactions, cash flows from these transactions, and our accounting for these transactions, see “Notes to Consolidated Financial Statements—Note 7, Portfolio Securitizations,” “Notes to Consolidated Financial Statements—Note 8, Financial Guarantees and Master Servicing” and “Notes to Consolidated Financial Statements—Note 19, Concentrations of Credit Risk.” For information on the revenues and expenses associated with our Single-Family and HCD businesses, see “Business Segment Results.” For information regarding the mortgage loans underlying both our on- and off-balance sheet Fannie Mae MBS, as well as whole mortgage loans that we own, see “Risk Management—Credit Risk Management—Mortgage Credit Risk Management.”

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

Under the FASB’s currently proposed rules, if we were required to consolidate the incremental assets and liabilities, we would initially record these assets and liabilities at fair value. If the fair value of the consolidated assets were substantially less than the fair value of the consolidated liabilities (which would be the case under current market conditions), the amount of our stockholders’ deficit could increase significantly. In January 2009, however, the FASB reached a tentative decision that the incremental assets and liabilities to be consolidated upon adoption of the proposed statements should be recognized at their carrying values, as if they had been consolidated at the inception of the entity or a subsequent reconsideration date. The FASB also indicated that fair value would only be permitted if determining the carrying value is not practicable. This tentative decision also could result in an increase in our stockholders’ deficit. In addition, the amount of capital we are required to maintain could increase if we are required to consolidate incremental assets and liabilities. Under certain circumstances, these changes could have a material adverse impact on our earnings, financial condition and net worth, as we had over $2.4 trillion of assets held in QSPEs as of December 31, 2008. Since the proposed amendments to SFAS 140 and FIN 46R are not final, we are unable to predict the specific impact that the amendments will have on our consolidated financial statements. See “Part 1—Item 1A—Risk Factors” for a discussion of risks relating to changes in accounting pronouncements.

LIHTC Partnership Interests

In most instances, we are not the primary beneficiary of our LIHTC partnership investments, and therefore our consolidated balance sheets reflect only our investment in the LIHTC partnership, rather than the full amount of the LIHTC partnership’s assets and liabilities. For partnership investments where we have determined that we are the primary beneficiary, we have consolidated these investments and recorded all of the LIHTC partnership assets and liabilities in our consolidated balance sheets. The portion of these investments owned by third parties is recorded in the consolidated balance sheets as an offsetting minority interest. Our investments in LIHTC partnerships are included in our consolidated balance sheets in “Partnership investments.”

In cases where we are not the primary beneficiary of these investments, we account for our investments in LIHTC partnerships by using the equity method of accounting or the effective yield method of accounting, as appropriate. In each case, we record in the consolidated financial statements our share of the income and losses of the LIHTC partnerships, as well as our share of the tax credits and tax benefits of the partnerships. Our share of the operating losses generated by our LIHTC partnerships is recorded in the consolidated statements of operations under “Losses from partnership investments.” Any tax credits or benefits associated with the operating losses from our LIHTC partnerships are recognized in “Provision (benefit) for federal income taxes” in our consolidated statements of operations. Because of our decision to establish a partial deferred tax asset valuation allowance against our net deferred tax assets during 2008, we currently are not making any new LIHTC investments, other than pursuant to commitments existing prior to 2008, and are recognizing in our consolidated statements of operations only a small amount of tax benefits associated with the tax credits and net operating losses generated from these investments. See “Critical Accounting Policies and Estimates—Deferred Tax Assets” for additional information.

Our LIHTC partnership investments totaled $6.3 billion as of December 31, 2008, compared with $8.1 billion as of December 31, 2007. For additional information regarding our holdings in off-balance sheet limited partnerships, refer to “Notes to Consolidated Financial Statements—Note 3, Consolidations.” Our risk exposure relating to these LIHTC partnerships is limited to the amount of our investment and the possible recapture of the tax benefits we have received from the partnership. Neither creditors of, nor equity investors in, these LIHTC partnerships have any recourse to our general credit. To manage the risks associated with a LIHTC partnership, we track compliance with the LIHTC requirements, as well as the property condition and financial performance of the underlying investment throughout the life of the investment. In addition, we evaluate the strength of the LIHTC partnership’s sponsor through periodic financial and operating assessments.

Further, in some of our LIHTC partnership investments, our exposure to loss is further mitigated by our having a guaranteed economic return from an investment grade counterparty.

Table 44 below provides information regarding our LIHTC partnership investments as of and for the years ended December 31, 2008 and 2007.

Table 44:  LIHTC Partnership Investments

	2008		2007
	Consolidated	Unconsolidated	Consolidated	Unconsolidated
	(Dollars in millions)

As of December 31:
Obligation to fund LIHTC partnerships	$612	$545	$1,001	$1,096
For the year ended December 31:
Tax credits from investments in LIHTC partnerships	$423	$546	$385	$606
Losses from investments in LIHTC partnerships	554	597	203	592
Tax benefits on credits and losses from investments in LIHTC partnerships	616	755	456	813
Contributions to LIHTC partnerships	656	602	685	781
Distributions from LIHTC partnerships	13	15	7	9

For more information on our off-balance sheet transactions, see “Notes to Consolidated Financial Statements—Note 19, Concentrations of Credit Risk.”

RISK MANAGEMENT

Our businesses expose us to the following four major categories of risks that often overlap:

•	Credit Risk. Credit risk is the risk of financial loss resulting from the failure of a borrower or institutional counterparty to honor its contractual obligations to us. Credit risk exists primarily in our mortgage credit book of business, derivatives portfolio and cash and other investments portfolio.

•	Market Risk. Market risk is the risk that a change in one or more market prices, interest rates, spreads, or other market factors will result in adverse changes in the fair value of our net assets or our long-term earnings. We actively manage the market risk associated with changes in interest rates.

•	Operational Risk. Operational risk relates to the risk of loss resulting from inadequate or failed internal processes, people or systems, or from external events.

•	Liquidity Risk. Liquidity risk is the risk to our earnings and capital arising from an inability to meet our cash obligations in a timely manner.

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

Risk Governance Framework

Our risk governance framework is designed to balance strong corporate oversight with well-defined independent risk management functions associated with each business unit. The objective of our corporate risk framework is to ensure that people and processes are organized in a way that promotes a cross-functional approach to risk management and that controls are in place to better manage our risks and comply with legal and regulatory requirements.

Senior managers of each business unit are responsible and accountable for identifying, measuring and managing key risks within their business consistent with corporate policies. Management-level credit, market and operational risk committees provide oversight of the business units and are responsible for establishing risk tolerance policies, monitoring performance against our risk management strategies and risk limits, and identifying and assessing potential issues.

In the fourth quarter of 2008, we established a new Enterprise Risk Office, headed by an Enterprise Risk Officer, which aligns all of the risk functions associated with each business unit under one leadership team. The senior risk managers in the Enterprise Risk Office work closely with senior business managers. We believe this framework allows us to more effectively manage business risk and provide oversight. The Enterprise Risk Office is responsible for establishing our overall risk governance structure and providing independent evaluation and oversight of our risk management activities. Our Board of Directors, through the Risk Policy and Capital Committee, provides additional risk management oversight.

Our Internal Audit group provides an independent and objective assessment of the design and execution of our internal control system, including our management systems, our risk governance, and our policies and procedures. Our Office of Compliance and Ethics is responsible for overseeing our compliance and ethics activities, including complaint hotlines, conflicts of interest, internal investigations, anti-fraud and privacy programs, as well as coordinating our interactions with FHFA and HUD.

Credit Risk Management

We are generally subject to two types of credit risk: mortgage credit risk and institutional counterparty credit risk. We discuss how we manage these risks below. We also discuss measures that we use to assess our credit risk exposure.

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

Factors affecting credit risk on loans in our single-family mortgage credit book of business include the borrower’s financial strength and credit profile; the type of mortgage; the value and characteristics of the property securing the mortgage; and economic conditions, such as changes in unemployment rates and home prices. Factors that affect credit risk on a multifamily loan include the structure of the financing; the type and location of the property; the condition and value of the property; the financial strength of the borrower and lender; market and sub-market trends and growth; and the current and anticipated cash flows from the property. These and other factors affect both the amount of expected credit loss on a given loan and the sensitivity of that loss to changes in the economic environment.

Recent Developments

We closely monitor housing and economic market conditions and loan performance to manage and evaluate our credit risks. In light of the deteriorating housing and credit market conditions, we have been evaluating all of our risk-management policies and processes, including our eligibility and underwriting guidelines, pricing, and problem loan workout solutions to foster sustainable homeownership and to keep people in their homes. As part of our mission, we recently announced several strategies to help in the housing recovery that involve efforts to promote liquidity and housing affordability, to expand our foreclosure prevention efforts and to set market standards.

We initiated many pricing, eligibility, and underwriting changes relating to some of our higher risk conventional loan categories that were announced or became effective in 2008 and 2009. These changes, which are intended to more accurately reflect the current risk in the housing market and to significantly reduce our participation in riskier loan product categories, included the following:

•	Established a national down payment policy;

•	Established a minimum credit score and maximum debt-to-income ratio for all loans;

•	Limited or eliminated certain loan products;

•	Implemented a more comprehensive risk assessment model in Desktop Underwriter 7.0®, and a comprehensive risk assessment worksheet that will assist lenders in the manual underwriting of loans;

•	Implemented an adverse market delivery fee of 25 basis points for all loans delivered to us; and

•	Discontinued the purchase of newly originated Alt-A loans (we may continue to selectively acquire seasoned Alt-A loans that meet acceptable eligibility and underwriting criteria; however, we expect our acquisitions of Alt-A mortgage loans to continue to be minimal in future periods).

In addition, we have made significant policy changes and clarifications to our appraisal standards, including requirements to supplement the Uniform Standards of Professional Appraisal Practice that provide guidance on the proper completion of appraisal reports. This guidance will assist underwriters in making sound underwriting decisions related to assessing the value of the property securing the mortgage. We introduced a Market Conditions Addendum to the Appraisal Report, which captures additional information to enhance the transparency of the market trends and condition conclusions reached by the appraiser. In March 2008, we entered into an agreement with OFHEO and the New York Attorney General to adopt the Home Valuation Code of Conduct to help reinforce the independence of the appraiser. Fannie Mae, FHFA and the New York Attorney General agreed that we would implement this code beginning May 1, 2009.

We also have made extensive updates to our condominium project standards policies and initiated a new Project Eligibility Review Service, or PERS. PERS will be voluntary for all states except Florida, where new condominium projects must be reviewed by us. Florida has substantially higher inventories of unsold properties and higher concentrations of delinquent owners of units in projects compared to other geographic locations. We believe the new measures described above will significantly improve the credit profile of our single-family acquisitions.

To promote liquidity in the mortgage markets, we also expanded our policy related to multiple mortgages to the same borrower by increasing the number of financed properties an investor or second home borrower can have from four to ten financed properties if they meet certain eligibility and underwriting requirements.

In our efforts to take a more proactive approach to preventing foreclosures, we introduced a series of initiatives in 2008 and early 2009, designed to help borrowers and loan servicers address potential mortgage problems and prevent unnecessary home foreclosures among the more than 18 million single-family loans owned or guaranteed by Fannie Mae. These initiatives include the following:

•	HomeSaver Advance, an unsecured, personal loan designed to help a borrower bring a delinquent mortgage loan current without having to modify the loan;

•	A significant increase in our REO sales and servicing staff;

•	A suspension of foreclosures for single-family properties between the periods November 26, 2008 through January 31, 2009 and February 17, 2009 through March 6, 2009, and a suspension of evictions between November 26, 2008 through March 6, 2009; and

•	The National REO Rental Policy, which allows qualified renters in Fannie Mae-owned foreclosed properties to stay in their homes on a month-to-month lease at market rates.

We provide additional detail on the performance of our foreclosure prevention efforts below in “Foreclosure Prevention Strategies.” As described in “Part I—Item 1A—Risk Factors,” our foreclosure prevention efforts may increase our expenses and may not be effective in reducing our credit-related expenses or credit losses in the near term.

On February 18, 2009, the Obama Administration announced HASP. HASP includes several different elements that impact and involve Fannie Mae:

•	Loan Modification Program. Under HASP, we will offer to financially struggling homeowners loan modifications that reduce their monthly principal and interest payments on their mortgages. This program will be conducted in accordance with HASP requirements for borrower eligibility. The program seeks to provide a uniform, consistent regime that servicers would use in modifying loans to prevent foreclosures. Under the program, servicers that service loans held in Fannie Mae MBS trusts or in our portfolio will be incented to reduce at-risk borrowers’ monthly mortgage payments to as little as 31% of monthly income, which may be achieved through a variety of methods, including interest rate reductions, principal forbearance and term extensions. Although HASP contemplates that some servicers will also make use of principal reduction to achieve reduced payments for borrowers, we do not currently anticipate that principal reduction will be used in modifying Fannie Mae loans. We will bear the full cost of these modifications and will not receive a reimbursement from Treasury. Servicers will be paid incentive fees both when they originally modify a loan, and over time, if the modified loan remains current. Borrowers whose loans are modified through this program will also accrue monthly incentive payments that will be applied to reduce their principal as they successfully make timely payments over a period of five years. Fannie Mae, rather than Treasury, will bear the costs of these servicer and borrower incentive fees. As the details of this program continue to develop, there may be additional incentive fees and other costs that we will bear.

•	Program Administrator. We will play a role in administering HASP on behalf of Treasury. This will include implementing the guidelines and policies within which the loan modification program will operate, both for our own servicers and for servicers of non-agency loans that participate in the program. We will also maintain records and track the performance of modified loans both for our own loans, as well as for loans of non-agency issuers that will participate in this program. Lastly, we will calculate and remit the subsidies and incentive payments to non-agency borrowers, servicers and investors who participate in the program. Treasury will reimburse us for the expenses we incur in connection with providing these services.

•	Streamlined Refinancing Initiative. Under HASP, we will help borrowers who have mortgages with current LTV ratios up to 105% to refinance their mortgages without obtaining new mortgage insurance in excess of what was already in place. We have worked with our conservator and regulator, FHFA, to provide us the flexibility to implement this element of HASP. Through the initiative, we will offer this refinancing option only for qualifying mortgage loans we hold in our portfolio or that we guarantee. We will continue to hold the portion of the credit risk not covered by mortgage insurance for refinanced loans under this initiative. We expect to implement this streamlined refinancing initiative in two phases which will bring efficiencies to the refinance process for lenders and borrowers. By March 4, 2009, we expect to release guidelines describing the details of this initiative and we expect to implement this initiative in the second quarter of 2009.

Treasury has announced that it expects to issue guidelines for the national loan modification program, including the Fannie Mae loan modification program described above, by March 4, 2009. Both the loan modification and streamlined refinance programs are in pre-launch and the details of these programs are still under development at this time. Given that the nature of these programs is unprecedented, it is difficult for us to predict the full extent of our activities under the program and how those will impact us, including the response rates we will experience or the costs that we will incur. However, to the extent that our servicers and borrowers participate in these programs in large numbers, it is likely that the costs we incur associated with the modifications of loans in our guaranty book of business, as well as the borrower and servicer incentive fees associated with them, will be substantial. Accordingly, it is likely that these programs will have a material adverse effect on our business, results of operations, financial condition and net worth.

We expect that our efforts under HASP will replace the previously announced Streamlined Modification Program.

Mortgage Credit Book of Business

Table 45 displays the composition of our entire mortgage credit book of business as of December 31, 2008, 2007 and 2006. Our single-family mortgage credit book of business accounted for approximately 93%, 94% and 94% of our entire mortgage credit book of business as of December 31, 2008, 2007 and 2006, respectively.

Table 45:  Composition of Mortgage Credit Book of Business

	As of December 31, 2008
	Single-Family(1)		Multifamily(2)		Total
	Conventional(3)	Government(4)	Conventional(3)	Government(4)	Conventional(3)	Government(4)
	(Dollars in millions)

Mortgage portfolio:(5)
Mortgage loans(6)	$268,253	$43,799	$116,742	$699	$384,995	$44,498
Fannie Mae MBS(6)	226,654	1,850	376	69	227,030	1,919
Agency mortgage-related securities(6)(7)	33,320	1,559	—	22	33,320	1,581
Mortgage revenue bonds	2,951	2,480	7,938	2,078	10,889	4,558
Other mortgage-related securities(8)	55,597	1,960	25,825	24	81,422	1,984

Total mortgage portfolio	586,775	51,648	150,881	2,892	737,656	54,540
Fannie Mae MBS held by third parties(9)	2,238,257	13,117	37,298	787	2,275,555	13,904
Other credit guarantees(10)	10,464	—	17,311	34	27,775	34

Mortgage credit book of business	$2,835,496	$64,765	$205,490	$3,713	$3,040,986	$68,478

Guaranty book of business	$2,743,628	$58,766	$171,727	$1,589	$2,915,355	$60,355

	As of December 31, 2007
	Single-Family(1)		Multifamily(2)		Total
	Conventional(3)	Government(4)	Conventional(3)	Government(4)	Conventional(3)	Government(4)
	(Dollars in millions)

Mortgage portfolio:(5)
Mortgage loans(6)	$283,629	$28,202	$90,931	$815	$374,560	$29,017
Fannie Mae MBS(6)	177,492	2,113	322	236	177,814	2,349
Agency mortgage-related securities(6)(7)	31,305	1,682	—	50	31,305	1,732
Mortgage revenue bonds	3,182	2,796	8,107	2,230	11,289	5,026
Other mortgage-related securities(8)	68,240	1,097	25,444	30	93,684	1,127

Total mortgage portfolio	563,848	35,890	124,804	3,361	688,652	39,251
Fannie Mae MBS held by third parties(9)	2,064,395	15,257	38,218	1,039	2,102,613	16,296
Other credit guarantees(10)	24,519	—	17,009	60	41,528	60

Mortgage credit book of business	$2,652,762	$51,147	$180,031	$4,460	$2,832,793	$55,607

Guaranty book of business	$2,550,035	$45,572	$146,480	$2,150	$2,696,515	$47,722

	As of December 31, 2006
	Single-Family(1)		Multifamily(2)		Total
	Conventional(3)	Government(4)	Conventional(3)	Government(4)	Conventional(3)	Government(4)
	(Dollars in millions)

Mortgage portfolio:(5)
Mortgage loans(6)	$302,597	$20,106	$59,374	$968	$361,971	$21,074
Fannie Mae MBS(6)	198,335	709	277	323	198,612	1,032
Agency mortgage-related securities(6)(7)	29,987	1,995	—	56	29,987	2,051
Mortgage revenue bonds	3,394	3,284	7,897	2,349	11,291	5,633
Other mortgage-related securities(8)	85,339	2,084	9,681	177	95,020	2,261

Total mortgage portfolio	619,652	28,178	77,229	3,873	696,881	32,051
Fannie Mae MBS held by third parties(9)	1,714,815	19,069	42,184	1,482	1,756,999	20,551
Other credit guarantees(10)	3,049	—	16,602	96	19,651	96

Mortgage credit book of business	$2,337,516	$47,247	$136,015	$5,451	$2,473,531	$52,698

Guaranty book of business	$2,218,796	$39,884	$118,437	$2,869	$2,337,233	$42,753

(1)	The amounts reported above reflect our total single-family mortgage credit book of business. Of these amounts, the portion of our single-family mortgage credit book of business for which we have access to detailed loan-level information represented approximately 96%, 95% and 95% of our total conventional single-family mortgage credit book of business as of December 31, 2008, 2007, and 2006, respectively. Unless otherwise noted, the credit statistics we provide in the discussion that follows relate only to this specific portion of our conventional single-family mortgage credit book of business. The remaining portion of our conventional single-family mortgage credit book of business consists of Freddie Mac securities, Ginnie Mae securities, private-label mortgage-related securities, Fannie Mae MBS backed by private-label mortgage-related securities, housing-related municipal revenue bonds, other single-family government related loans and securities, and credit enhancements that we provide on single-family mortgage assets. See “Consolidated Balance Sheet Analysis—Trading and Available-For-Sale Investment Securities—Investments in Private-Label Mortgage-Related Securities” for additional information on our private-label mortgage securities.

(2)	The amounts reported above reflect our total multifamily mortgage credit book of business. Of these amounts, the portion of our multifamily mortgage credit book of business for which we have access to detailed loan-level information represented approximately 82%, 80% and 84% of our total multifamily mortgage credit book of business as of December 31, 2008, 2007 and 2006, respectively. Unless otherwise noted, the credit statistics we provide in the discussion that follows relate only to this specific portion of our multifamily mortgage credit book of business.

(3)	Refers to mortgage loans and mortgage-related securities that are not guaranteed or insured by the U.S. government or any of its agencies.

(4)	Refers to mortgage loans and mortgage-related securities guaranteed or insured by the U.S. government or one of its agencies.

(5)	Mortgage portfolio data is reported based on unpaid principal balance.

(6)	Includes unpaid principal balance totaling $65.8 billion, $81.8 billion and $105.5 billion as of December 31, 2008, 2007 and 2006, respectively, related to mortgage-related securities that were consolidated under FIN 46 and mortgage-related securities created from securitization transactions that did not meet the sales criteria under SFAS 140, which effectively resulted in these mortgage-related securities being accounted for as loans.

(7)	Includes mortgage-related securities issued by Freddie Mac and Ginnie Mae. As of December 31, 2008, we held mortgage-related securities issued by Freddie Mac with both a carrying value and fair value of $33.9 billion, which exceeded 10% of our stockholders’ equity as of December 31, 2008.

(8)	Includes mortgage-related securities issued by entities other than Fannie Mae, Freddie Mac or Ginnie Mae.

(9)	Includes Fannie Mae MBS held by third-party investors. The principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

(10)	Includes single-family and multifamily credit enhancements that we have provided and that are not otherwise reflected in the table.

Our strategy in managing mortgage credit risk, which we discuss below, consists of four primary components: (1) acquisition policy and standards, including the use of credit enhancement; (2) portfolio diversification and monitoring; (3) management of problem loans and foreclosure prevention; and (4) REO loss management. These strategies may increase our expenses and may not be effective in reducing our credit-related expenses or credit losses in the near term. We provide information on our credit-related expenses and credit loss performance in “Consolidated Results of Operations—Credit-Related Expenses.”

Acquisition Policy and Standards

Underwriting Standards:  We use proprietary models and analytical tools to price and measure credit risk at acquisition. Our loan underwriting and eligibility guidelines are intended to provide a framework for a comprehensive analysis of a borrower’s ability to pay and of a mortgage loan based on known risk characteristics. Lenders generally represent and warrant that they have complied with both our underwriting and asset acquisition requirements when they sell us mortgage loans, when they request securitization of their loans into Fannie Mae MBS, or when they request that we provide bond credit enhancement. We have policies in place and various quality assurance procedures that we use to review a sample of loans to assess compliance with our underwriting and eligibility criteria.

• Single-Family

Our Single-Family business, in conjunction with our Enterprise Risk Office, is responsible for pricing and managing credit risk relating to the portion of our single-family mortgage credit book of business consisting of single-family mortgage loans and Fannie Mae MBS backed by single-family mortgage loans (whether held in our portfolio or held by third parties). Desktop Underwriter, a proprietary automated underwriting system, which among other things, measures default risk by assessing the primary risk factors of a mortgage, is used to evaluate the majority of the loans we purchase or securitize. As part of our regular evaluation of Desktop Underwriter, we conduct periodic examinations of the underlying risk assessment models and attempt to improve Desktop Underwriter’s capacity to effectively analyze risk by recalibrating the models based on actual loan performance and market assumptions. Subject to our approval, we also may purchase and securitize mortgage loans that have been underwritten using other automated underwriting systems, as well as mortgage loans underwritten to agreed-upon standards that differ from our standard underwriting and eligibility criteria.

• Housing and Community Development

Our HCD business, in conjunction with our Enterprise Risk Office, is responsible for pricing and managing the credit risk on multifamily mortgage loans we purchase and on Fannie Mae MBS backed by multifamily loans (whether held in our portfolio or held by third parties). Multifamily loans that we purchase or that back Fannie Mae MBS are either underwritten by a Fannie Mae-approved lender or subject to our underwriting review prior to closing. Many of our agreements delegate the underwriting decisions to the lender, principally through our Delegated Underwriting and Servicing, or DUS®, program. Loans delivered to us by DUS lenders and their affiliates represented approximately 87%, 86% and 94% of our multifamily mortgage credit book of business as of December 31, 2008, 2007 and 2006, respectively.

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

• Single-Family

Our charter requires that conventional single-family mortgage loans that we purchase or that back Fannie Mae MBS with LTV ratios above 80% at acquisition generally be covered by one or more of the following: (i) insurance or a guaranty by a qualified insurer; (ii) a seller’s agreement to repurchase or replace any mortgage loan in default (for such period and under such circumstances as we may require); or (iii) retention by the seller of at least a 10% participation interest in the mortgage loans. Under HASP, however, we will help borrowers who have mortgage loans with current LTV ratios up to 105% refinance their mortgages without obtaining new mortgage insurance in excess of what was already in place. We have worked with FHFA to provide us the flexibility to implement this element of HASP.

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

Mortgage insurers may also provide pool mortgage insurance, which is insurance that applies to a defined group of loans. Pool mortgage insurance benefits typically are based on actual loss incurred and are subject to an aggregate loss limit. The triggers for payment under a pool mortgage insurance policy are generally the same as for primary mortgage insurance, except that, we generally must have received a claim payment from the primary mortgage insurer and the foreclosed property must have been sold to a third party so that we can quantify the net loss with respect to the insured loan and determine the claim payable under the pool policy. In addition, under some of our pool mortgage insurance policies, we are required to meet specified loss deductibles before we can recover under the policy. We typically collect claims under pool mortgage insurance five to six months after disposition of the property that secured the loan.

For a description of our aggregate mortgage insurance coverage as of December 31, 2008 and 2007, refer to “Institutional Counterparty Credit Risk Management—Mortgage Insurers.”

• Housing and Community Development

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

Portfolio Diversification and Monitoring

• Single-Family

Our single-family mortgage credit book of business is diversified based on several factors that influence credit quality, including the following:

—	LTV ratio. LTV ratio is a strong predictor of credit performance. The likelihood of default and the gross severity of a loss in the event of default are typically lower as the LTV ratio decreases.

—	Product type. Certain loan product types have features that may result in increased risk. Intermediate-term, fixed-rate mortgages generally exhibit the lowest default rates, followed by long-term, fixed-rate mortgages. ARMs and balloon/reset mortgages typically exhibit higher default rates than fixed-rate mortgages, partly because the borrower’s future payments may rise, within limits, as interest rates change. Negative-amortizing and interest-only loans also default more often than traditional fixed-rate mortgage loans.

—	Number of units. Mortgages on one-unit properties tend to have lower credit risk than mortgages on multiple-unit properties.

—	Property type. Certain property types have a higher risk of default. For example, condominiums generally are considered to have higher credit risk than single-family detached properties.

—	Occupancy type. Mortgages on properties occupied by the borrower as a primary or secondary residence tend to have lower credit risk than mortgages on investment properties.

—	Credit score. Credit score is a measure often used by the financial services industry, including our company, to assess borrower credit quality and the likelihood that a borrower will repay future obligations as expected. A higher credit score typically indicates a lower degree of credit risk.

—	Loan purpose. Loan purpose indicates how the borrower intends to use the funds from a mortgage loan. Cash-out refinancings have a higher risk of default than either mortgage loans used for the purchase of a property or other refinancings that restrict the amount of cash back to the borrower.

—	Geographic concentration. Local economic conditions affect borrowers’ ability to repay loans and the value of collateral underlying loans. Geographic diversification reduces mortgage credit risk.

—	Loan age. We monitor year of origination and loan age, which is defined as the number of years since origination. Statistically, the peak ages for default are currently from two to six years after origination. However, we have seen higher early default rates for loans originated in 2006 and 2007, due to a higher number of loans originated during these years with risk layering, which refers to loans with several features that compound risk, such as loans with reduced documentation and higher risk loan product types.

Table 46 shows the composition, based on the risk characteristics listed above, of our conventional single-family business volumes for 2008, 2007 and 2006 and our conventional single-family mortgage credit book of business as of the end of each respective year.

Table 46:	Risk Characteristics of Conventional Single-Family Business Volume and Mortgage Credit Book of Business(1)

	Percent of Conventional			Percent of Conventional
	Single-Family			Single-Family
	Business Volume(2)			Book of Business(3)
	For the Year Ended December 31,			As of December 31,
	2008	2007	2006	2008	2007	2006

Original loan-to-value ratio:(4)
<= 60%	23%	17%	18%	22%	23%	25%
60.01% to 70%	16	13	15	16	16	17
70.01% to 80%	39	45	50	43	43	43
80.01% to 90%(5)	12	9	7	9	8	7
90.01% to 100%(5)	10	16	10	10	10	8
Greater than 100%(5)	—	—	—	—	—	—

Total	100%	100%	100%	100%	100%	100%

Weighted average	72%	75%	73%	72%	72%	70%
Average loan amount	$208,652	$195,427	$184,411	$148,824	$142,747	$135,379
Estimated mark-to-market loan-to-value ratio:(6)
<= 60%				36%	46%	55%
60.01% to 70%				13	15	17
70.01% to 80%				17	19	18
80.01% to 90%				14	12	7
90.01% to 100%				8	6	3
Greater than 100%				12	2	—

Total				100%	100%	100%

Weighted average				70%	61%	55%
Product type:(7)
Fixed-rate:(8)
Long-term	78%	76%	71%	74%	71%	68%
Intermediate-term	12	5	6	13	15	18
Interest-only	2	9	6	3	3	1

Total fixed-rate	92	90	83	90	89	87

Adjustable-rate:
Interest-only	4	7	9	5	5	4
Negative-amortizing	—	—	3	1	1	2
Other ARMs	4	3	5	4	5	7

Total adjustable-rate	8	10	17	10	11	13

Total	100%	100%	100%	100%	100%	100%

Number of property units:
1 unit	97%	96%	96%	96%	96%	96%
2-4 units	3	4	4	4	4	4

Total	100%	100%	100%	100%	100%	100%

Property type:
Single-family homes	89%	89%	89%	91%	91%	92%
Condo/Co-op	11	11	11	9	9	8

Total	100%	100%	100%	100%	100%	100%

	Percent of Conventional			Percent of Conventional
	Single-Family			Single-Family
	Business Volume(2)			Book of Business(3)
	For the Year Ended December 31,			As of December 31,
	2008	2007	2006	2008	2007	2006

Occupancy type:
Primary residence	89%	89%	87%	90%	90%	90%
Second/vacation home	5	5	6	4	4	4
Investor	6	6	7	6	6	6

Total	100%	100%	100%	100%	100%	100%

FICO credit score:
< 620	3%	6%	6%	5%	5%	5%
620 to < 660	6	12	11	9	10	10
660 to < 700	14	19	20	17	18	18
700 to < 740	22	23	23	23	23	23
>= 740	55	40	40	45	43	43
Not available	—	—	—	1	1	1

Total	100%	100%	100%	100%	100%	100%

Weighted average	738	716	716	724	721	721

Loan purpose:
Purchase	41%	50%	52%	41%	41%	38%
Cash-out refinance	31	32	34	32	32	32
Other refinance	28	18	14	27	27	30

Total	100%	100%	100%	100%	100%	100%

Geographic concentration:(9)
Midwest	15%	15%	15%	16%	17%	17%
Northeast	18	18	17	19	19	19
Southeast	23	26	27	25	25	24
Southwest	16	18	17	16	16	16
West	28	23	24	24	23	24

Total	100%	100%	100%	100%	100%	100%

Origination year:
<=1998				2%	2%	3%
1999				—	1	1
2000				—	—	—
2001				2	2	3
2002				5	7	9
2003				18	22	29
2004				10	12	16
2005				13	16	20
2006				14	17	19
2007				20	21	—
2008				16	—	—

Total				100%	100%	100%

(1)	As noted in Table 45 above, we generally have access to detailed loan-level statistics only on conventional single-family mortgage loans held in our portfolio and backing Fannie Mae MBS (whether held in our portfolio or held by third parties). We typically obtain the data for the statistics presented in this table from the sellers or servicers of the mortgage loans and receive representations and warranties from them as to the accuracy of the information. While we perform various quality assurance checks by sampling loans to assess compliance with our underwriting and eligibility criteria, we do not independently verify all reported information. Second lien loans are included in the original LTV ratio calculation when we own both the first and second mortgage liens or we only own the second mortgage lien. Second lien mortgage loans represented less than 0.5% of our conventional single-family business volume in each of 2008, 2007 and 2006, and less than 0.5% of our single-family mortgage credit book of business as of December 31,

2008, 2007 and 2006. Second lien loans held by third parties are not reflected in the original LTV or mark-to-market LTV ratios in Table 46.

(2)	Percentages calculated based on unpaid principal balance of loans at time of acquisition. Single-family business volume refers to both single-family mortgage loans we purchase for our mortgage portfolio and single-family mortgage loans we securitize into Fannie Mae MBS.

(3)	Percentages calculated based on unpaid principal balance of loans as of the end of each period.

(4)	The original loan-to-value ratio generally is based on the appraised property value reported to us at the time of acquisition of the loan and the original unpaid principal balance of the loan. Excludes loans for which this information is not readily available.

(5)	We continue to purchase loans with original loan-to-value ratios above 80% to fulfill our mission to serve the primary mortgage market and provide liquidity to the housing system. In accordance with our charter requirements, any loan purchased that has a loan-to-value ratio over 80% must have primary mortgage insurance or other credit enhancement.

(6)	The aggregate estimated mark-to-market loan-to-value ratio is based on the estimated current value of the property, calculated using an internal valuation model that estimates periodic changes in home value, and the unpaid principal balance of the loan as of the date of each reported period. Excludes loans for which this information is not readily available.

(7)	Our single-family acquisitions consist primarily of conventional single-family fixed-rate or adjustable-rate, first lien mortgage loans, or mortgage-related securities backed by these types of loans.

(8)	Long-term fixed-rate consists of mortgage loans with maturities greater than 15 years, while intermediate-term fixed-rate have maturities equal to or less than 15 years.

(9)	Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD and WI. Northeast includes CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT and VI. Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA and WV. Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX and UT. West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

Credit risk profile summary.  Our conventional single-family mortgage credit book of business continues to consist mostly of traditional, longer-term fixed-rate mortgage loans. As a result of the national decline in home prices, we experienced an increase in the overall estimated weighted average mark-to-market loan-to-value ratio of our conventional single-family mortgage credit book of business to 70% as of December 31, 2008, from 61% as of December 31, 2007. The portion of our conventional single-family mortgage credit book of business with an estimated mark-to-market LTV ratio greater than 100% increased to 12% at the end of 2008, from 2% at the end of 2007; and the portion of our single-family mortgage credit book of business with an estimated mark-to-market LTV ratio greater than 80% increased to 34% at the end of 2008, from 20% at the end of 2007. Of this 34% portion of loans, approximately 46% had some form of credit enhancement. The remaining portion of these loans not covered by credit enhancement would have required credit enhancement at acquisition if the original LTV ratios had been above 80%. Although the LTV ratios of these loans were at or below 80% at the time of acquisition, they increased above 80% after acquisition due to declines in home prices over time. The three largest metropolitan statistical area concentrations of these higher LTV loans were in New York, Los Angeles and Washington, DC. We did not have any metropolitan statistical areas where more than 4% of the loans increased above a LTV ratio of 80% subsequent to acquisition. Under HASP, we will help borrowers who have mortgage loans with current LTV ratios up to 105% refinance their mortgages without obtaining new mortgage insurance in excess of what was already in place. We have worked with FHFA to provide us the flexibility to implement this element of HASP.

As a result of the recent changes we have made in our underwriting and eligibility criteria to improve the credit risk quality of our acquisitions, we experienced a shift in the risk profile of our new business for 2008 relative to 2007. We believe the change in the composition of our new business, including the significant decline in Alt-A loan volumes, the increase in the weighted average FICO credit score as well as a decrease in the percent of loans with higher LTV ratios and a reduction in the proportion of higher risk, interest-only loans to more traditional, fully amortizing fixed-rate mortgage loans, reflects an improvement in the overall credit quality of our new business. Despite improvements in the credit risk quality of our new business, we expect that we will continue to experience credit losses that are significantly higher than historical levels prior to 2007 due to the extreme pressures on the housing market and the deepening economic downturn.

We provide information below on our exposure to Alt-A and subprime loans. We have classified mortgage loans as Alt-A if the lender that delivers the mortgage loan to us has classified the loan as Alt-A based on documentation or other features. We have classified mortgage loans as subprime if the mortgage loan is originated by a lender specializing in subprime business or by subprime divisions of large lenders. We apply these classification criteria in order to determine our Alt-A and subprime loan exposures; however, we have other loans with some features that are similar to Alt-A and subprime loans that we have not classified as Alt-A or subprime because they do not meet our classification criteria. We also provide information on our jumbo-conforming mortgage product, which we announced in March 2008, high-balance loans announced in October 2008 and reverse mortgages.

—	Alt-A Loans: Alt-A mortgage loans, whether held in our portfolio or backing Fannie Mae MBS, declined significantly to approximately 3% of our single-family business volume in 2008, compared with approximately 16% in 2007. This decline in Alt-A mortgage loan volume was due to our tightening of eligibility standards and price increases, as well as the overall decline in the Alt-A market. As a result of these changes and the decision to discontinue the purchase of newly originated Alt-A loans effective January 1, 2009, we expect our acquisitions of Alt-A mortgage loans to continue to be minimal in future periods.

Alt-A mortgage loans held in our portfolio or Alt-A mortgage loans backing Fannie Mae MBS, excluding resecuritized private-label mortgage-related securities backed by Alt-A mortgage loans, represented approximately 10% of our total single-family mortgage credit book of business as of December 31, 2008, compared with approximately 12% as of December 31, 2007. Our Alt-A loans have recently accounted for a disproportionate share of our credit losses relative to the share of these loans as percentage of our single-family guaranty book of business, representing approximately 46% and 29% of our single-family credit losses in 2008 and 2007, respectively.

—	Subprime Loans: Subprime mortgage loans held in our portfolio or backing Fannie Mae MBS represented less than 1% of our single-family business volume in 2008 and in 2007. We estimate that subprime mortgage loans held in our portfolio or subprime mortgage loans backing Fannie Mae MBS, excluding resecuritized private-label mortgage-related securities backed by subprime mortgage loans, represented approximately 0.3% of our total single-family mortgage credit book of business as of both December 31, 2008 and 2007. We currently are not purchasing mortgages that are classified as subprime.

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

—	Jumbo-conforming Loans: The Economic Stimulus Act of 2008 temporarily increased our conforming loan limit in high-cost areas for loans originated between July 1, 2007 and December 31, 2008 (“jumbo-conforming loans”). However, the 2009 Stimulus Act extended the origination date to December 31, 2009. In response to the 2008 legislation, we announced our jumbo-conforming mortgage product and began acquiring these jumbo-conforming loans in April 2008. We had approximately 34,300 outstanding jumbo-conforming loans with an unpaid principal balance of $19.9 billion as of December 31, 2008.

—	High-balance Loans: HERA, which was signed into law in July 2008, provides a permanent authority for the GSEs to use higher loan limits in high-cost areas, effective January 1, 2009. These limits will be set annually by FHFA. Accordingly, we announced our approach to implement the permanent ability to purchase high-balance loans, as authorized in HERA, effective January 1, 2009. These high-balance loans generally will meet our eligibility requirements with several restrictions related to LTV ratios, refinances and FICO credit scores.

On November 7, 2008, FHFA announced that the conforming loan limit for a one-unit property will remain $417,000 for 2009 for most areas in the United States, but specified higher limits in certain cities and counties. See “Part I—Item 1—Business—Conservatorship, Treasury Agreements, Our Charter and

Regulation of Our Activities—Charter Act” for additional information on changes to our loan limits for 2009.

In August 2008, the American Securitization Forum, or ASF (formerly the Securities Industry and Financial Markets Association) announced that high-balance mortgage loans will qualify for incorporation into To-Be-Announced, or TBA, eligible mortgage-backed securities. ASF has indicated that high-balance mortgage loans will be limited to no more than 10% of the issue date principal balance of a mortgage pool eligible for TBA delivery in order to preserve the homogeneity and minimize liquidity disruption in the TBA market. In February 2009, ASF clarified that GSE loans originated in 2009 in amounts between $625,500 and $729,750, pursuant to the increases in loan limits enacted by the new stimulus package, will be eligible for delivery into the TBA market subject to the same de-minimis limits for high-balance mortgage loans.

—	Reverse Mortgages: Our mortgage portfolio included approximately $41.6 billion of outstanding unpaid principal related to reverse mortgages as of December 31, 2008. The majority of reverse mortgages that we hold are Home Equity Conversion Mortgages (“HECM”), which is a reverse mortgage product that has been in existence since 1989 and accounts for approximately 90% of the total market share of reverse mortgages. Our market share was approximately 90% of the total market of reverse mortgages as of December 31, 2008. Because HECMs are insured by the federal government through FHA, we have limited exposure to losses on these loans.

The amount that a borrower is eligible to receive depends upon the borrower’s age (minimum 62), appraised home value and current interest rates. The reverse mortgage loan is negative-amortizing and becomes due when the borrower moves, dies or defaults on tax or insurance payments. The amount that the borrower is allowed to draw is referred to as principal limit. This amount is calculated by multiplying the principal limit factor, which is determined by HUD and varies by interest rate and borrower age and contains embedded assumptions for mortality, mobility and changes in home prices, by the lesser of the appraised value or the HUD loan limit. Once a borrower reaches the principal limit, no additional cash can be advanced.

• Housing and Community Development

Diversification within our multifamily mortgage credit book of business and equity investments business by geographic concentration, term-to-maturity, interest rate structure, borrower concentration and credit enhancement arrangements is an important factor that influences credit quality and performance and helps reduce our credit risk.

The weighted average original LTV ratio for our multifamily mortgage credit book of business was 67% as of December 31, 2008 and 2007, compared with 69% as of December 31, 2006. The percentage of our multifamily mortgage credit book of business with an original LTV ratio greater than 80% was 5% as of December 31, 2008, compared with 6% as of both December 31, 2007 and 2006.

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

Problem Loan Management and Foreclosure Prevention

Our problem loan management strategies are intended to minimize foreclosures and keep borrowers in their homes, which we believe may help in reducing our long-term credit losses. We identify problem loans as those loans that are at imminent risk of payment default; early stage delinquent loans that are either 30 days or 60 days past due; and seriously delinquent loans, which generally are loans that are three or more consecutive monthly payments past due. We classify loans as nonperforming and place them on nonaccrual status when we believe collectability of interest or principal on the loan is not reasonably assured.

In the following section, we present statistics on our problem loans, describe specific efforts undertaken to manage these loans and prevent foreclosures and provide metrics that are useful in evaluating the performance of our loan workout activities.

Problem Loan Statistics

• Early Stage Delinquency

The continued downturn in the housing market and the general deteriorating economic conditions, including the rise in unemployment rates, has caused an increase in the number of delinquencies that are less than three consecutive monthly payments past due and a potential increase in the number of loans at imminent risk of payment default. The percentage of loans in our single-family guaranty book of business that were 30 days and 60 days delinquent was 2.52% and 1.00%, respectively, as of the December 31, 2008, compared with 2.11% and 0.58%, respectively as of December 31, 2007.

• Serious Delinquency

We classify single-family loans as seriously delinquent when a borrower is three or more consecutive monthly payments past due. A loan referred to foreclosure but not yet foreclosed is also considered seriously delinquent. We classify multifamily loans as seriously delinquent when payment is 60 days or more past due.

The serious delinquency rate is an indicator of potential future foreclosures, although not all loans that become seriously delinquent result in foreclosure. Changes in market conditions can have a significant impact on delinquency rates and the progression of a loan from seriously delinquent to foreclosure. Declines in home prices tend to increase the risk of default and the severity of loss because a borrower who is delinquent may not have sufficient equity in the home to sell the property and recover enough proceeds to pay off the loan to avoid foreclosure. In addition, actions we have taken to address potential problem loans may have a significant impact on our serious delinquency rates. For example, while we expect the foreclosure moratorium that we initiated for the periods November 26, 2008 through January 31, 2009 and February 17, 2009 through March 6, 2009 to reduce our foreclosures during these periods, we expect that the foreclosure suspension will increase our serious delinquency rates during these periods.

Table 47 below compares serious delinquency rates, by geographic region, for all conventional single-family loans and multifamily loans with credit enhancement and without credit enhancement as of December 31, 2008, 2007 and 2006.

Table 47:  Serious Delinquency Rates

	As of December 31,
	2008		2007		2006
		Serious		Serious		Serious
	Book	Delinquency	Book	Delinquency	Book	Delinquency
	Outstanding(1)	Rate(2)	Outstanding(1)	Rate(2)	Outstanding(1)	Rate(2)

Conventional single-family delinquency rates by geographic region:(3)
Midwest	16%	2.44%	17%	1.35%	17%	1.01%
Northeast	19	1.97	19	0.94	19	0.67
Southeast	25	3.27	25	1.18	24	0.68
Southwest	16	1.98	16	0.86	16	0.69
West	24	2.10	23	0.50	24	0.20

Total conventional single-family loans	100%	2.42%	100%	0.98%	100%	0.65%

Conventional single-family loans:
Credit enhanced	21%	6.42%	21%	2.75%	19%	1.81%
Non-credit enhanced	79	1.40	79	0.53	81	0.37

Total conventional single-family loans	100%	2.42%	100%	0.98%	100%	0.65%

Multifamily loans:
Credit enhanced	86%	0.26%	88%	0.06%	96%	0.07%
Non-credit enhanced	14	0.54	12	0.22	4	0.35

Total multifamily loans	100%	0.30%	100%	0.08%	100%	0.08%

(1)	Reported based on unpaid principal balance of loans, where we have detailed loan-level information.

(2)	Calculated based on number of loans for single-family and unpaid principal balance for multifamily. We include all of the conventional single-family loans that we own and that back Fannie Mae MBS in the calculation of the single-family delinquency rate. We include the unpaid principal balance of all multifamily loans that we own or that back Fannie Mae MBS and any housing bonds for which we provide credit enhancement in the calculation of the multifamily serious delinquency rate.

(3)	See footnote 9 to Table 46 for states included in each geographic region.

The serious delinquency rate for our entire conventional single-family mortgage credit book of business rose to 2.42% as of December 31, 2008, from 0.98% as of December 31, 2007 and 0.65% as of December 31, 2006. We experienced the most notable increases in serious delinquency rates in California, Florida, Arizona and Nevada, which previously experienced rapid increases in home prices and are now experiencing sharp declines in home prices. In addition, we continued to experience significant increases in the serious delinquency rates for some higher risk loan categories: Alt-A loans; adjustable-rate loans; interest-only loans; negative-amortizing loans; loans made for the purchase of condominiums; and loans with subordinate financing. Many of these higher risk loans were originated in 2006 and 2007. As a result of tightening our eligibility and underwriting standards, we expect that the loans we are now acquiring will generally have a lower credit risk, notwithstanding economic conditions, relative to the loans we acquired in 2006, 2007 and early 2008.

•	The conventional single-family serious delinquency rates for California and Florida, which represent the two largest states in our conventional single-family mortgage credit book of business in terms of unpaid principal balance, climbed to 2.30% and 6.14%, respectively, as of December 31, 2008, from 0.50% and 1.59%, respectively, as of December 31, 2007, and 0.15% and 0.43% as of December 31, 2006. There has been a lengthening of the foreclosure process in many states over the past year; however, Florida’s foreclosure process has lengthened considerably more than any of the other states noted above, which has contributed to its much higher serious delinquency rate.

•	The serious delinquency rates for Alt-A and subprime loans were 7.03% and 14.29%, respectively, as of December 31, 2008, compared with 2.15% and 5.76%, respectively, as of December 31, 2007 and 0.92% and 4.72% as of December 31, 2006.

We expect our serious delinquency rates to continue to be adversely affected by the continued downturn in the housing markets and the general deterioration in economic conditions, including the rise in unemployment rates. As a result, we expect these rates to continue to increase in 2009.

See “Notes to Consolidated Financial Statements—Note 8, Financial Guarantees and Master Servicing” for additional information on our serious delinquency rates by certain risk characteristics, such as LTV ratio, FICO score and loan vintage.

The multifamily serious delinquency rate rose to 0.30% as of December 31, 2008, from 0.08% as of December 31, 2007 and 2006, reflecting the impact of the deepening economic downturn. The primary states contributing to the increase in our multifamily serious delinquency rate in 2008 were Florida, Arizona, Georgia, Texas and New York. These states have experienced higher rental vacancy rates and rent pressure due to increased unemployment rates and a large supply of conversions of condominiums to rental properties.

• Nonperforming Loans

We classify conventional single-family and multifamily loans held in our mortgage portfolio, including delinquent single-family loans purchased from MBS trusts, as nonperforming and place them on nonaccrual status when we believe collectability of principal or interest on the loan is not reasonably assured. In applying this policy prior to the fourth quarter of 2008, we generally determined that collectability was not reasonably assured when the payment of principal or interest on the loan was three months or more past due. During the fourth quarter of 2008, in light of the significant worsening of conditions in the housing and mortgage markets and the sharp economic downturn that occurred during the quarter, we concluded that the collection of principal or interest on single-family loans was not reasonably assured at an earlier stage in the delinquency cycle, generally when a loan is two payments or more past due. We continue to accrue interest on nonperforming loans that are federally insured or guaranteed by the U.S. government.

Table 48 presents the amount of nonperforming single-family and multifamily loans as of the end of each year of the five-year period ended December 31, 2008 and other information related to our nonperforming loans. Troubled debt restructurings and HomeSaver Advance first-lien loans are classified as nonperforming loans throughout the life of the loan regardless of whether the restructured or first-lien loan returns to a performing status after the loan has been modified. The increase in the amount of nonperforming loans during 2008 reflected the significant increase in our single-family serious delinquency rates during the year due to the continued and dramatic deterioration of conditions in the housing and credit markets, as well as the economic downturn.

Table 48:  Nonperforming Single-Family and Multifamily Loans(1)

	As of December 31,
	2008	2007	2006	2005	2004
	(Dollars in millions)

On-balance sheet nonperforming loans:
Nonaccrual loans(2)	$17,634	$8,343	$5,961	$8,356	$7,987
Troubled debt restructurings(3)	1,931	1,765	1,086	661	816
HomeSaver Advance first-lien loans(4)	1,121	—	—	—	—

Total on-balance sheet nonperforming loans	20,686	10,108	7,047	9,017	8,803

Off-balance sheet nonperforming loans:(5)
Off-balance sheet nonperforming loans, excluding HomeSaver Advance first-lien loans(6)	89,617	17,048	6,799	5,177	2,931
HomeSaver Advance first-lien loans(7)	8,929	—	—	—	—

Total off-balance sheet nonperforming loans	98,546	17,048	6,799	5,177	2,931

Total nonperforming loans	$119,232	$27,156	$13,846	$14,194	$11,734

Accruing on-balance sheet loans past due 90 days or more(8)	$317	$204	$147	$185	$187

Interest related to on-balance sheet nonperforming loans:
Interest income forgone(9)	$401	$215	$163	$184	$188
Interest income recognized for the period(10)	771	328	295	405	381

(1)	Prior to 2008, the nonperforming loans that we reported consisted of on-balance sheet nonperforming loans held in our mortgage portfolio and did not include off-balance nonperforming loans in Fannie Mae MBS held by third parties. We have revised previously reported amounts to reflect the current period presentation.

(2)	Includes all nonaccrual loans inclusive of troubled debt restructurings and on-balance sheet HomeSaver Advance first-lien loans on nonaccrual status.

(3)	A troubled debt restructuring is a modification to the contractual terms of a loan that results in a concession to a borrower experiencing financing difficulty. The reported amounts represent troubled debt restructurings that are on accrual status.

(4)	Represents the amount of on-balance sheet HomeSaver Advance first-lien loans on accrual status.

(5)	Represents unpaid principal balance of nonperforming loans in our outstanding and unconsolidated Fannie Mae MBS trusts held by third parties.

(6)	Represents loans that would meet our criteria for nonaccrual status if the loans had been on-balance sheet.

(7)	Represents all off-balance sheet first-lien loans associated with unsecured HomeSaver Advance loans, including first-lien loans that are not seriously delinquent.

(8)	Recorded investment of loans as of the end of each period that are 90 days or more past due and continuing to accrue interest, including loans insured or guaranteed by the U.S. government and loans where we have recourse against the seller of the loan in the event of a default.

(9)	Forgone interest income represents the amount of interest income that would have been recorded during the period for on-balance sheet nonperforming loans as of the end of each period had the loans performed according to their contractual terms.

(10)	Represents interest income recognized during the period for on-balance sheet loans classified as nonperforming as of the end of each period.

Management of Problem Loans

In our experience, early intervention for a potential or existing problem is critical to helping borrowers avoid foreclosure. If a borrower does not make the required payments, we work in partnership with the servicers of our loans to offer workout solutions to minimize the likelihood of foreclosure as well as the severity of loss. Our loan management strategy includes payment collection and workout guidelines designed to minimize the number of borrowers who fall behind on their obligations and to help borrowers who are delinquent from falling further behind on their payments.

The efforts of our mortgage servicers are critical in keeping people in their homes, preventing foreclosures and providing homeowner assistance. We require our single-family servicers to pursue various resolutions of problem loans as an alternative to foreclosure, and we continue to work with our servicers to implement our recently announced initiatives effectively and to find ways to enhance our workout protocols and their workflow processes. We have substantially increased the number of personnel designated to work with our servicers. In addition, we have employees working on-site with our largest servicers.

Three key areas where our servicers play a critical role in implementing our foreclosure prevention initiatives include: (1) establishing contact with the borrower; (2) considering the borrower’s financial profile in identifying potential home retention strategies to reduce the likelihood that the borrower will re-default; and (3) in the event that there is not a suitable home retention strategy available, offering a viable foreclosure alternative to the borrower. In addition to the foreclosure alternatives that we introduced in 2008, we announced clarifications and changes to our servicing policies that give servicers additional flexibility in the foreclosure prevention process. These changes include allowing servicers, if appropriate, to extend the forbearance period, increase the length of repayment plan terms, and begin earlier intervention of foreclosure prevention efforts. We also made changes in 2008 to the documents that govern our single-family trusts. These changes, which are intended to facilitate the workout process on loans included in trusts governed by these trust documents, became effective January 1, 2009.

We refer to actions taken by servicers with a borrower to resolve the problem of delinquent loan payments as “workouts.” A workout can include a repayment plan, a HomeSaver Advance loan, a loan modification or forbearance. Our home retention strategies are intended to help borrowers to stay in their homes. Our foreclosure alternatives are designed to avoid the costs associated with foreclosure, where possible, for both Fannie Mae and the borrower. Our home retention strategies and foreclosure alternatives are outlined below.

Home Retention Strategies:

•	repayment plans in which borrowers repay past due principal and interest over a reasonable period of time through a temporarily higher monthly payment;

•	HomeSaver Advance, which is an unsecured personal loan provided to qualified borrowers to cure a payment default on a mortgage loan that we own or guarantee. Borrowers must demonstrate the ability to resume regular monthly payments on their mortgage;

•	loan modifications, which involve changes to the original mortgage terms that may include a change in the product type, interest rate, amortization term, maturity date, and/or unpaid principal balance; and

•	forbearances, whereby the lender agrees to suspend or reduce borrower payments for a period of time.

Foreclosure Alternatives:

•	preforeclosure sales in which borrowers, working with servicers, sell their homes prior to foreclosure and pay off all or part of the outstanding loan, accrued interest and other expenses from the sale proceeds; and

•	acceptance of deeds in lieu of foreclosure, whereby borrowers voluntarily sign over title of their property to servicers to satisfy the first lien mortgage obligation and avoid foreclosure.

Problem Loan Workout Metrics

Table 49 presents statistics on conventional single-family problem loan workouts, by type, for 2008, 2007 and 2006.

Table 49:  Statistics on Conventional Single-Family Problem Loan Workouts

	For the Year Ended December 31,
	2008		2007		2006
	Unpaid		Unpaid		Unpaid
	Principal	Number	Principal	Number	Principal	Number
	Balance	of Loans	Balance	of Loans	Balance	of Loans
	(Dollars in millions)

Home retention strategies:
Modifications(1)	$5,108	33,249	$3,339	26,421	$3,173	27,607
Repayment plans and forbearances completed(2)	947	7,875	898	7,871	1,908	17,324
HomeSaver Advance first-lien loans(3)	11,194	70,943	—	—	—	—

	$17,249	112,067	$4,237	34,292	$5,081	44,931

Foreclosure alternatives:
Preforeclosure sales	2,210	10,349	415	2,718	238	1,960
Deeds in lieu of foreclosure	251	1,333	97	663	52	496

	$2,461	11,682	$512	3,381	$290	2,456

Total problem loan workouts	$19,710	123,749	$4,749	37,673	$5,371	47,387

Problem loan workouts as a percent of single-family guaranty book of business(4)	0.72%	0.67%	0.19%	0.21%	0.24%	0.29%

(1)	Modifications include troubled debt restructurings and other modifications to the contractual terms of the loan that do not result in concessions to the borrower. A troubled debt restructuring involves some economic concession to the borrower, and is the only form of modification in which we do not expect to collect the full original contractual principal and interest due under the loan. Other resolutions and modifications may result in our receiving the full amount due, or certain installments due, under the loan over a period of time that is longer than the period of time originally provided for under the loan.

(2)	Repayment plans reflect only those plans associated with loans that were 90 days or more delinquent. Repayment plans related to loans less than 90 days delinquent are not presented in this table.

(3)	Reflects unpaid principal balance and the number of first-lien loans associated with unsecured HomeSaver Advance loans.

(4)	Represents total problem loan workouts during the period as a percent of our conventional single-family guaranty book of business as of the end of each year.

As shown in Table 49, we significantly increased the number of problem loan workouts in 2008 to 0.67% of our single-family guaranty book of business, from 0.21% of our single-family guaranty book of business in 2007. In addition, we initiated a significant number of repayment plans in 2008 that are scheduled to be completed in 2009. These repayment plans are not reflected in Table 49 above. It is difficult to predict how many of the repayment plans initiated in 2008 will be completed.

Although HomeSaver Advances were the predominant form of problem loan workouts during 2008, modifications continue to represent a significant portion of our workouts. Prior to 2008, the majority of our loan modifications did not result in economic concessions to the borrower. Accordingly, we generally expected to collect the contractual principal and interest specified in the original loan, although in some cases our modifications resulted in our receiving these payments over a longer period of time than the original specified contractual time period. During 2008, we experienced a significant shift in loan modification types. The majority of the modifications we made in 2008 were designed to help distressed borrowers by reducing the monthly mortgage payments either by extending the term of the mortgage loan or reducing the interest rate. The proportion of modifications pertaining to term extensions or rate reductions increased to 90% in the fourth quarter of 2008, from 58% in the first quarter of 2008, and 53% during 2007. Moreover, because of the substantial decline in home prices, approximately 22% of the modifications that we made in 2008 related to loans that had a mark-to-market LTV ratio greater than 100%, compared with 8% in 2007. Because these modifications generally resulted in economic concessions to the borrower, we expect to collect less than the contractual principal and interest specified in the original loan. We refer to modifications where we provide an economic concession to a borrower experiencing financial difficulty as a troubled debt restructuring. Troubled debt restructurings represented approximately 60%, 43% and 22% of our modifications during the years 2008, 2007 and 2006, respectively.

As discussed above, we have provided foreclosure prevention assistance to distressed borrowers through our HomeSaver Advance initiative that we introduced in 2008. We purchased approximately 71,000 unsecured HomeSaver Advance loans during 2008. The average advance made was approximately $6,500. We record these loans at their estimated fair value at the date of purchase and assess for impairment subsequent to the date of purchase. The aggregate unpaid principal balance and carrying value of our HomeSaver Advances was $461 million and $8 million, respectively, as of December 31, 2008. The fair value of these loans is substantially less than the outstanding unpaid principal balance for several reasons, including the lack of underlying collateral to secure the loans, the large discount that market participants have placed on mortgage-related financial assets, and the uncertainty about how these loans will perform given the current economic crisis.

Our experience indicates that it generally takes at least 18 to 24 months to assess the re-performance of a problem loan that has been resolved through workout alternatives. Because HomeSaver Advance was introduced in 2008, we do not believe that we have sufficient history to fully assess the performance of the first lien loans associated with HomeSaver Advance loans. However, based on early re-performance statistics, which may not be indicative of the ultimate long-term re-performance rates of these loans, approximately 41% of the first lien mortgage loans associated with HomeSaver Advances made during the first half of 2008 were less than 60 days past due or had paid off as of six months following the funding date of the unsecured HomeSaver Advance loan.

Table 50 below shows the re-performance rates and delinquency status as of December 31, 2008 of loan modifications made during the period 2004 to 2008.

Table 50:  Re-performance Rates of Modified Conventional Single-Family Loans(1)

	Status as of December 31, 2008
	2008	2007	2006	2005	2004

Current to < 60 days delinquent	57%	41%	46%	32%	22%
61 to < 90 days delinquent	11	9	6	5	3
90 days or more delinquent	29	36	16	11	7
Foreclosure	1	9	12	18	21
Payoffs	2	5	20	34	47

Total	100%	100%	100%	100%	100%

(1)	Excludes first-lien loans associated with unsecured HomeSaver Advance loans.

Of the loans modified in 2008, approximately 59% were current, less than 60 days delinquent or had paid off as of December 31, 2008. In comparison, approximately 46%, 66%, 66% and 69% of the loans modified in 2007, 2006, 2005 and 2004, respectively, were current, less than 60 days delinquent or had paid off as of December 31, 2008. We believe that the early re-performance statistics related to loans modified during 2008 are likely to change, perhaps materially. There is significant uncertainty regarding the ultimate long-term success of our current modification efforts because of the severe deterioration in the housing and financial markets during 2008, and the current economic crisis, which has resulted in a significant rise in unemployment rates. Therefore, the past longer-term re- performance rates for modified loans may not be indicative of the ultimate re-performance rates of recently modified loans.

Our foreclosure avoidance strategies also include preforeclosure sales or acceptance of deeds-in-lieu of foreclosure. These foreclosure alternatives may be more appropriate if the borrower has experienced a significant adverse change in financial condition due to events such as unemployment, divorce, job change, or medical issues and is therefore no longer able to make the required mortgage payments. We have increasingly relied on these foreclosure alternatives as a growing number of borrowers have been adversely affected by severe economic downturn. As indicated in Table 49 above, preforeclosure sales and deeds-in-lieu of foreclosure increased to over 11,500 in 2008, compared with approximately 3,300 and 2,500 in 2007 and 2006, respectively.

Given the continued increase in the number of loans at risk of foreclosure, our increased focus on workout efforts supported by the new initiatives described above and the increase in personnel designated to work with our servicers to implement workout solutions, we expect to substantially increase loan workout activity in 2009 relative to 2008 as part of our goal of preventing foreclosures and helping borrowers stay in their homes. We also expect that our efforts under HASP, described above, will result in a further increase in our loan workout activity in 2009. We believe that the performance of workouts in 2009 will be highly dependent on economic factors, such as unemployment rates and home prices. Because of the uncertainties associated with the HASP programs, it is difficult to predict the full extent of our activities under these programs and how they will impact us, the response rates we will experience, or the costs we will incur. However, to the extent that our servicers and borrowers participate in these programs in large numbers, it is likely that the costs we incur associated with modifications of loans in our guaranty book of business, as well as the borrower and servicer incentive fees associated with them, will be substantial and these programs would therefore likely have a material adverse effect on our business, results of operations, financial condition and net worth.

REO Management

Foreclosure and REO activity affects the level of credit losses. Table 51 below provides information, by region, on our foreclosure activity for the years ended December 31, 2008, 2007 and 2006. Regional REO acquisition and charge-off trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.

Table 51:  Single-Family and Multifamily Foreclosed Properties

	For the Year Ended December 31,
	2008	2007	2006

Single-family foreclosed properties (number of properties):
Beginning of year inventory of single-family foreclosed properties (REO)(1)	33,729	25,125	20,943
Acquisitions by geographic area:(2)
Midwest	30,026	20,303	16,128
Northeast	5,984	3,811	2,638
Southeast	24,925	12,352	9,280
Southwest	18,340	9,942	7,958
West	15,377	2,713	576

Total properties acquired through foreclosure	94,652	49,121	36,580
Dispositions of REO	(64,843)	(40,517)	(32,398)

End of year inventory of single-family foreclosed properties (REO)(1)	63,538	33,729	25,125

Carrying value of single-family foreclosed properties (dollars in millions)(3)	$6,531	$3,440	$1,999

Single-family foreclosure rate(4)	0.52%	0.28%	0.20%

Multifamily foreclosed properties (number of properties):
Ending inventory of multifamily foreclosed properties (REO)	29	9	8

Carrying value of multifamily foreclosed properties (dollars in millions)(3)	$105	$43	$49

(1)	Includes deeds in lieu of foreclosure.

(2)	See footnote 9 to Table 46 for states included in each geographic region.

(3)	Excludes foreclosed property claims receivables, which are reported in our consolidated balance sheets as a component of “Acquired property, net.”

(4)	Estimated based on the total number of properties acquired through foreclosure as a percentage of the total number of loans in our conventional single-family mortgage credit book of business as of the end of each respective period.

The severe housing market downturn and decline in home prices on a national basis have resulted in a higher percentage of our mortgage loans that transition from delinquent to foreclosure status and a significant reduction in the values of our foreclosed single-family properties. Our single-family foreclosure rate increased to 0.52% during 2008, from 0.28% in 2007, reflecting a near doubling of the number of single-family properties we acquired through foreclosure in 2008 relative to 2007. This substantial increase was attributable to the impact of the housing and credit market crisis, including the continued decline in home prices throughout much of the country, particularly in California, Florida, Arizona and Nevada, continued weak economic conditions in the Midwest, particularly in Michigan and Ohio, and the overall economic downturn during 2008. Our foreclosure activity was reduced in the fourth quarter of 2008 due in part to the suspension of foreclosure acquisitions on occupied single-family properties scheduled to occur between November 26, 2008 and January 31, 2009.

We also experienced an increase in the number of multifamily properties acquired during 2008, reflecting the impact of the deepening economic downturn.

As discussed in “Consolidated Results of Operations—Credit-Related Expenses,” we have experienced a significant increase in our single-family default rates, particularly within certain states that have had significant home price depreciation, for certain higher risk loan categories, such as Alt-A loans, and loans originated in 2006 and 2007.

•	California, Florida, Arizona and Nevada, which represented approximately 23% of the loans in our conventional single-family mortgage credit book of business as of December 31, 2008, accounted for 27% of single-family properties acquired through foreclosure in 2008, reflecting the sharp declines in home prices that these states have experienced.

•	The Midwest, which represented approximately 19% of the loans in our conventional single-family mortgage credit book of business as of December 31, 2008, accounted for approximately 32% of the single-family properties acquired through foreclosure in 2008, reflecting the continued impact of weak economic conditions in this region.

•	Alt-A mortgage loans held in our portfolio or backing Fannie Mae MBS, excluding resecuritized private-label mortgage-related securities backed by Alt-A mortgage loans, represented approximately 10% of our total single-family mortgage credit book of business as of December 31, 2008, but accounted for 31% of single-family properties acquired through foreclosure in 2008.

During 2008, we significantly increased our REO sales staff as part of our efforts to sell our inventory of foreclosed properties and the costs associated with these properties. We had an inventory of approximately 34,000 single-family properties at the beginning of 2008 and acquired approximately 95,000 properties during the year. We disposed of approximately 65,000 properties in 2008.

Institutional Counterparty Credit Risk Management

We rely on our institutional counterparties to provide services and credit enhancements that are critical to our business. Institutional counterparty risk is the risk that these institutional counterparties may fail to fulfill their contractual obligations to us. We have exposure primarily to the following types of institutional counterparties:

•	mortgage servicers that service the loans we hold in our investment portfolio or that back our Fannie Mae MBS;

•	third-party providers of credit enhancement on the mortgage assets that we hold in our investment portfolio or that back our Fannie Mae MBS, including mortgage insurers, lenders with risk sharing arrangements, and financial guarantors;

•	custodial depository institutions that hold principal and interest payments for Fannie Mae portfolio loans and MBS certificateholders;

•	issuers of securities held in our cash and other investments portfolio;

•	derivatives counterparties;

•	mortgage originators and investors;

•	debt security and mortgage dealers; and

•	document custodians.

We routinely enter into a high volume of transactions with counterparties in the financial services industry, including brokers and dealers, mortgage lenders and commercial banks, resulting in a significant credit concentration with respect to this industry. We also have significant concentrations of credit risk with particular counterparties. Many of our institutional counterparties provide several types of services for us. For example, many of our lender customers or their affiliates act as mortgage servicers, custodial depository institutions and document custodians on our behalf.

The current financial market crisis has significantly increased the risk to our business of defaults by institutional counterparties. The market crisis has adversely affected, and is expected to continue to adversely affect, the liquidity and financial condition of many of our institutional counterparties. Although we believe that recent government actions to provide liquidity and other support to specified financial market participants may help to improve the financial condition and liquidity position of a number of our institutional counterparties, there can be no assurance that these actions will be effective. As described in “Part I—Item 1A—Risk Factors,” the financial difficulties that our institutional counterparties are currently experiencing may negatively affect their ability to meet their obligations to us and the amount or quality of the products or services they provide to us.

We incurred losses totaling approximately $712 million during 2008 relating to our exposure to Lehman Brothers, which filed for bankruptcy in September 2008. We had several types of counterparty exposures to Lehman Brothers and its subsidiaries, including as a derivatives counterparty, an issuer of securities in our cash and other investments portfolio, an issuer of private-label securities we own and an obligor of mortgage loan reimbursement obligations. The losses we experienced from our exposure to Lehman Brothers primarily related to losses incurred in connection with the termination of our outstanding derivatives contracts with a subsidiary of Lehman Brothers, trading losses on Lehman Brothers corporate securities held in our cash and other investments portfolio and an increase to our allowance for loan losses relating to Lehman Brothers’ outstanding mortgage loan reimbursement obligations to us that we do not expect to recover.

We also incurred trading losses of approximately $114 million during 2008 relating to our investment in corporate debt securities issued by AIG. In addition, we have previously obtained insurance from and entered into a derivatives contract with AIG or its subsidiaries. Further defaults due to bankruptcy or receivership, lack of liquidity, operational failure or other reasons by a counterparty with significant obligations to us could result in significant financial losses to us, which would adversely affect our business, results of operations, financial condition, liquidity position and net worth.

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

We took a number of steps in 2008 to mitigate our potential loss exposure to our institutional counterparties, including curtailing or suspending our business with certain counterparties, strengthening our contractual protections, requiring the posting of additional collateral to secure the obligations of some counterparties, increasing the eligibility standards for lender counterparties, increasing the standards for lenders with recourse obligations, implementing new limits on the amount of business we will enter into with some of our higher risk counterparties, and increasing the frequency and depth of our counterparty monitoring.

Mortgage Servicers

Mortgage servicers collect mortgage and escrow payments from borrowers, pay taxes and insurance costs from escrow accounts, monitor and report delinquencies, and perform other required activities on our behalf. Our business with our mortgage servicers is concentrated. Our ten largest single-family mortgage servicers serviced 75% and 74% of our single-family mortgage credit book of business as of December 31, 2008 and 2007, respectively. Our largest mortgage servicer is Bank of America Corporation, which acquired Countrywide Financial Corporation in July 2008. Bank of America Corporation and its affiliates serviced approximately 27% of our single-family mortgage credit book of business as of December 31, 2008. In addition, we had two other mortgage servicers, Wells Fargo Bank and its affiliates and CitiMortgage and its affiliates, that together serviced approximately 21% of our single-family mortgage credit book of business as of December 31, 2008.

We have minimum standards and financial requirements for mortgage servicers. For example, we require servicers to collect and retain a sufficient level of servicing fees to reasonably compensate a replacement servicer in the event of a servicing contract breach. In addition, we perform periodic on-site and financial reviews of our servicers and monitor their financial and portfolio performance as compared to peers and internal benchmarks. We work with our largest servicers to establish performance goals and report performance against the goals, and our servicing consultants work with servicers to improve servicing results and compliance with our servicing guide.

Due to the current challenging market conditions, the financial condition and performance of many of our mortgage servicers has deteriorated, with several experiencing ratings downgrades and liquidity constraints. In July 2008, IndyMac Bank, FSB (“IndyMac”), one of our single-family mortgage servicers, was closed by the Office of Thrift Supervision, with the FDIC as conservator. The FDIC then chartered IndyMac Federal Bank FSB (“New IndyMac”) and transferred most of the assets and liabilities of IndyMac to New IndyMac. While under conservatorship, New IndyMac is continuing to perform most of its servicing duties. The FDIC is in the process of selling the assets and liabilities of New IndyMac, which includes our servicing portfolio, and the transaction is expected to close in the first quarter of 2009. New IndyMac serviced approximately 2% of our single-family mortgage credit book of business as of December 31, 2008.

In September 2008, another significant mortgage servicer counterparty, Washington Mutual Bank, was seized by the FDIC and all of its deposits, assets and certain liabilities of its banking operations were acquired by JPMorgan Chase Bank, National Association. On December 23, 2008, we entered into an agreement with JPMorgan Chase in which we consented to the transfer of Washington Mutual Bank’s selling and servicing contracts to JPMorgan Chase Bank, National Association. The loans covered by these contracts represented approximately 5% of our single-family mortgage credit book of business as of December 31, 2008. In addition, JPMorgan Chase serviced another 12% of our single-family mortgage credit book of business as of December 31, 2008, pursuant to its selling and servicing contract with us.

Our mortgage servicer counterparties provide many services that are critical to our business, including collecting payments from borrowers under the mortgage loans that we own or that are part of the collateral pools supporting our Fannie Mae MBS, paying taxes and insurance on the properties secured by the mortgage loans, monitoring and reporting loan delinquencies, processing foreclosures and workout arrangements, and repurchasing any loans that are subsequently found to have not met our underwriting criteria. If the mortgage servicing obligations of New IndyMac or any other significant mortgage servicer counterparty that is placed into conservatorship or taken over by the FDIC in the future are not transferred to a company with the ability and intent to fulfill all of these obligations, we could incur credit losses associated with loan delinquencies or penalties for late payment of taxes and insurance on the properties that secure the mortgage loans serviced by that mortgage servicer. We could also be required to absorb the losses on the defaulted loans that the failed servicers are obligated to repurchase from us if we determine there was an underwriting or eligibility breach. In addition, we likely would be forced to incur the costs, expenses and potential increases in servicing fees necessary to replace the defaulting mortgage servicer. These events would adversely affect our results of operations, financial condition and net worth. In addition, because we delegate the servicing of our mortgage loans to mortgage servicers and do not have our own servicing function, the loss of business from a significant mortgage servicer counterparty could pose significant risks to our ability to conduct our business effectively. Moreover, our mortgage servicers may be limited in their capacity to help with the effective implementation of our homeownership assistance initiatives.

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

Our mortgage servicers are generally obligated to repurchase delinquent mortgage loans from us or reimburse us for losses we incurred, at our request, if there was a breach of the representations and warranties provided upon delivery of the mortgage loans to us. Beginning in 2008, there has been an increase in the amount of loan repurchase and reimbursement requests that we have made to our mortgage servicers that remain outstanding and have not yet been fulfilled by the servicer. Our backlog of unfulfilled loan repurchase and reimbursement requests is increasing because we have significantly increased the number of repurchase and reimbursement requests we have made due to the higher default rate on our mortgage loans, which increases the number of reviews we conduct for compliance with our delivery representations and warranties. In addition, in cases in which the mortgage insurer has rescinded coverage for servicer violation of policy terms, we generally require that the servicer repurchase the loan or indemnify us against loss resulting from the rescission of mortgage insurance coverage. As the volume of servicer repurchases and indemnifications increases, so does our risk that affected servicers will not be able to meet the terms of their repurchase and indemnification obligations.

In September 2008, to mitigate our counterparty exposure to mortgage servicers, we announced several important changes to the standards single-family lenders must meet to become or remain an eligible Fannie Mae lender. These changes include:

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

Other risk management steps we have taken to mitigate our risk to servicers with whom we have material counterparty exposure include guaranty of obligations by a higher-rated entity, reduction or elimination of exposures, reduction or elimination of certain business activities, transfer of exposures to third parties, receipt of additional collateral and suspension or termination of the servicing relationship.

Mortgage Insurers

As discussed above in “Mortgage Credit Risk Management,” we use several types of credit enhancement to manage our mortgage credit risk, including primary and pool mortgage insurance coverage, risk sharing agreements with lenders and financial guaranty contracts. Mortgage insurance “risk in force” represents our maximum potential loss recovery under the applicable mortgage insurance policies. We had total mortgage insurance coverage risk in force of $118.7 billion on the single-family mortgage loans in our guaranty book of business as of December 31, 2008, which represented approximately 4% of our single-family guaranty book of business as of December 31, 2008. Primary mortgage insurance represented $109.0 billion of this total, and pool mortgage insurance was $9.7 billion. We had total mortgage insurance risk in force coverage of $104.1 billion on the single-family mortgage loans in our guaranty book of business as of December 31, 2007, which represented approximately 4% of our single-family guaranty book of business as of that date. Primary mortgage insurance represented $93.7 billion of the total, and pool mortgage insurance was $10.4 billion. Over 99% of our mortgage insurance was provided by eight mortgage insurance companies as of both December 31, 2008 and 2007.

We received proceeds under our primary and pool mortgage insurance policies for single-family loans of $1.8 billion and $1.2 billion for 2008 and 2007, respectively. We had outstanding receivables from mortgage insurers of $1.1 billion and $293 million as of December 31, 2008 and 2007, respectively, related to amounts claimed on insured, defaulted loans that we have not yet received.

Table 52 presents our maximum potential loss recovery for the primary and pool mortgage insurance coverage on single-family loans in our guaranty book of business by mortgage insurer for our top eight mortgage insurer counterparties as of December 31, 2008, as well as the insurer financial strength ratings of each of these counterparties as of February 19, 2009.

Table 52:  Mortgage Insurance Coverage

	As of December 31, 2008			As of February 19, 2009
	Maximum Coverage(2)			Internal Financial Strength Ratings
Counterparty:(1)	Primary	Pool	Total	Moody’s	S&P	Fitch
	(Dollars in millions)

Mortgage Guaranty Insurance Corporation	$25,874	$2,510	$28,384	Ba2	A-	A-
Genworth Mortgage Insurance Corporation	17,784	430	18,214	Baa2	A+	NR
PMI Mortgage Insurance Co.	15,074	2,509	17,583	Ba3	A-	BBB+
Radian Guaranty, Inc.	16,158	894	17,052	Ba3	BBB+	NR
United Guaranty Residential Insurance Company	15,832	286	16,118	A3	A-	AA-
Republic Mortgage Insurance Company	11,969	1,662	13,631	Baa2	A	A+
Triad Guaranty Insurance Corporation(3)	4,191	1,391	5,582	NR	NR	NR
CMG Mortgage Insurance Company(4)	2,016	—	2,016	NR	AA-	AA

(1)	Insurance coverage amounts provided for each counterparty may include coverage provided by consolidated subsidiaries of the counterparty.

(2)	Maximum coverage refers to the aggregate dollar amount of insurance coverage (i.e., “risk in force”) on single-family loans in our guaranty book of business and represents our maximum potential loss recovery under the applicable mortgage insurance policies.

(3)	In June 2008, we suspended Triad Guaranty Insurance Corporation as a qualified Fannie Mae mortgage insurer for loans not closed prior to July 15, 2008.

(4)	CMG Mortgage Insurance Company is a joint venture owned by PMI Mortgage Insurance Co. and CUNA Mutual Investment Corporation.

Increases in mortgage insurance claims due to higher credit losses in recent periods have adversely affected the financial results and condition of many mortgage insurers. In various actions since December 31, 2007, Standard & Poor’s, Fitch and Moody’s downgraded the insurer financial strength ratings of seven of our top eight primary mortgage insurer counterparties. As of December 31, 2008, these seven mortgage insurers provided $116.6 billion, or 98%, of our total mortgage insurance coverage on single-family loans in our guaranty book of business.

In addition, as a result of the downgrades, seven of our primary mortgage insurer counterparties’ current insurer financial strength ratings are below the “AA-” level that we require under our qualified mortgage insurer approval requirements to be considered qualified as a “Type 1” mortgage insurer. Except for Triad Guaranty Insurance Corporation, which ceased issuing commitments for mortgage insurance in July 2008, as of February 26, 2009, these counterparties remain qualified to conduct business with us.

The current weakened financial condition of our mortgage insurer counterparties creates an increased risk that these counterparties will fail to fulfill their obligations to reimburse us for claims under insurance policies. To date, our mortgage insurer counterparties have continued to pay claims owed to us. Based on our analysis of their financial condition in accordance with GAAP requirements, we have not included a reserve for potential losses from our mortgage insurer counterparties in our loss reserves. We factor our internal credit ratings of our mortgage insurer counterparties into the models that determine the amount of our guaranty obligations. We reduce the amount of our expected benefits from primary mortgage insurance by an amount that is based on our internal mortgage insurer credit ratings. As the credit ratings of these counterparties decrease, we further reduce the amount of expected benefits from the primary mortgage insurance they provide, which increases the amount of our guaranty obligations. If our assessment of one or more of our mortgage insurer counterparty’s ability to fulfill its obligations to us worsens or its credit rating is significantly downgraded, it could result in an increase in our loss reserves and a substantial increase in the fair value of our guaranty obligations, which could adversely affect our business, results of operations, liquidity, financial condition and net worth. In addition, if a mortgage insurer implements a run-off plan in which the insurer no longer enters into new business or is placed into receivership by its regulator, the quality and speed of its claims processing could deteriorate.

As the volume of loan defaults has increased, the volume of mortgage insurer investigations for fraud and misrepresentation has also increased. In turn, the volume of cases where the mortgage insurer has rescinded coverage for servicer violation of policy terms has increased. In such cases, we generally require that the servicer repurchase the loan or indemnify us against loss resulting from the rescission of mortgage insurance coverage.

We continue to manage and monitor our risk exposure to mortgage insurers, which includes frequent discussions with the insurers’ management, the rating agencies and insurance regulators, and in-depth financial reviews and stress analyses of the insurers’ portfolios, cash flow solvency and capital adequacy. We continue to evaluate these counterparties on a case-by-case basis to determine whether or under what conditions they will remain eligible to insure new mortgages sold to us. Factors that we are considering in our evaluations include the risk profile of the insurers’ existing portfolios, the insurers’ liquidity and capital adequacy to pay expected claims, the insurers’ plans to maintain capital within the insured entity, the insurers’ success in controlling capital outflows to their holding companies and affiliates as well as the current market environment and our alternative sources of credit enhancement. Based on the outcome of our evaluations, we may take a variety of actions, including imposing additional terms and conditions of approval, restricting the insurer from conducting certain types of business, suspension or termination of the insurer’s qualification status under our requirements, or cancelling a certificate of insurance or policy with that insurer and seeking to replace the insurance coverage with another provider.

We generally are required pursuant to our charter to obtain credit enhancement on conventional single-family mortgage loans that we purchase or securitize with loan-to-value ratios over 80% at the time of purchase. If we are no longer willing or able to obtain mortgage insurance from our primary mortgage insurer counterparties, or these counterparties restrict their eligibility requirements for high loan-to-value ratio loans, and we are not able to find suitable alternative methods of obtaining credit enhancement for these loans, we may be restricted in our ability to purchase loans with loan-to-value ratios over 80% at the time of purchase. In the current environment, many mortgage insurers have stopped insuring new mortgages with loan-to-value ratios over 95%. Approximately 22% of our conventional single-family business volume for 2008 consisted of loans with a loan-to-value ratio higher than 80% at the time of purchase, and approximately 4% consisted of loans with a loan-to-value ratio higher than 95% at the time of purchase. Moreover, if we are no longer willing or able to conduct business with one or more of our primary mortgage insurer counterparties, it is likely we would further increase our concentration risk with the remaining mortgage insurers in the industry.

Lenders with Risk Sharing

We enter into risk sharing agreements with lenders pursuant to which the lenders agree to bear all or some portion of the credit losses on the covered loans. Our maximum potential loss recovery from lenders under these risk sharing agreements on single-family loans was $24.2 billion and $31.8 billion as of December 31, 2008 and 2007, respectively. Our maximum potential loss recovery from lenders under these risk sharing agreements on multifamily loans was $27.2 billion and $25.0 billion as of December 31, 2008 and 2007, respectively.

The current financial market crisis has adversely affected, and is expected to continue to adversely affect, the liquidity and financial condition of our lender counterparties. As a result, the percentage of single-family recourse obligations to lenders with investment grade credit ratings (based on the lower of Standard & Poor’s, Moody’s and Fitch ratings) decreased to 50% as of December 31, 2008 from 56% as of December 31, 2007. The percentage of these recourse obligations to lender counterparties rated below investment grade increased to 13% as of December 31, 2008, from 3% as of December 31, 2007. The remaining 36% and 41% of these recourse obligations were to lender counterparties that were not rated by rating agencies as of December 31, 2008 and December 31, 2007, respectively.

Depending on the financial strength of the counterparty, we may require a lender to pledge collateral to secure its recourse obligations. In addition, effective September 2008, we require that single-family lenders taking on recourse obligations to us have a minimum credit rating of AA- (based on the lower of Standard & Poor’s, Moody’s and Fitch ratings) or provide us with equivalent credit enhancement.

Financial Guarantors

We were the beneficiary of financial guarantees totaling approximately $10.2 billion and $11.8 billion as of December 31, 2008 and 2007, respectively, on securities held in our investment portfolio or on securities that have been resecuritized to include a Fannie Mae guaranty and sold to third parties. The securities covered by these guarantees consist primarily of private-label mortgage-related securities and mortgage revenue bonds. We obtained these guarantees from nine financial guaranty insurance companies. In addition, we are the beneficiary of financial guarantees totaling approximately $43.5 billion and $41.9 billion as of December 31, 2008 and 2007, respectively, obtained from Freddie Mac, the Federal government and its agencies. These financial guaranty contracts assure the collectability of timely interest and ultimate principal payments on the guaranteed securities if the cash flows generated by the underlying collateral are not sufficient to fully support these payments.

We manage our exposure to financial guarantors through in-depth analyses of their financial position and stress analyses of their financial guarantees and available capital. Based on the outcome of our reviews, we may, on a case-by-case basis, take a variety of actions that range from restricting the types of business we will do with a company to suspending the company as an acceptable counterparty.

Eight of our nine financial guarantor counterparties had their insurer financial strength ratings downgraded by one or more of the nationally recognized statistical rating organizations in 2008. These rating downgrades have resulted in reduced liquidity and prices for our securities for which we have obtained financial guarantees. These rating downgrades also imply an increased risk that these financial guarantors will fail to fulfill their obligations to reimburse us for claims under their guaranty contracts. To date, none of our financial guarantor counterparties has failed to repay us for claims under guaranty contracts; however, based on the current stressed financial condition of some of our financial guarantor counterparties, we do not believe that we can rely on all of our counterparties to repay us in full in the future. As described above under “Critical Accounting Policies and Estimates—Other-than-temporary Impairment of Investment Securities,” we have considered the financial strength of our financial guarantors in assessing a security for other-than-temporary impairment. For the quarter and year ended December 31, 2008, we recognized other-than-temporary impairments of $313 million and $533 million, respectively, related to our securities for which we had obtained financial guarantees. We continue to monitor the effect that these rating actions and the financial condition of our financial guarantor counterparties may have on the value of the securities in our investment portfolio. Further downgrades in the ratings of our financial guarantor counterparties could result in a reduction in the fair value of the securities they guarantee, which could adversely affect our results of operations, liquidity, financial condition and net worth.

See “Consolidated Balance Sheet Analysis—Trading and Available-for-Sale Investment Securities—Investments in Private-Label Mortgage-Related Securities” for more information on our investments in private-label mortgage-related securities and municipal bonds.

Custodial Depository Institutions

A total of $28.8 billion and $32.5 billion in deposits for scheduled single-family payments were received and held by 298 and 324 institutions in the months of December 2008 and December 2007, respectively. Of these total deposits, 96% and 95% were held by institutions rated as investment grade by Standard & Poor’s, Moody’s and Fitch as of December 31, 2008 and 2007, respectively. Our ten largest custodial depository institutions held 93% and 89% of these deposits as of December 31, 2008 and 2007, respectively.

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

If a custodial depository institution were to fail while holding remittances of borrower payments of principal and interest due to us in our custodial account, we would be an unsecured creditor of the depository for balances in excess of the deposit insurance protection and may not be able to recover all of the principal and interest payments being held by the depository on our behalf, or there may be a substantial delay in receiving these amounts. If this were to occur, we would be required to replace these funds to make payments that are due to Fannie Mae MBS certificateholders. Accordingly, the insolvency of one of our principal custodial depository counterparties could result in significant financial losses to us and could therefore have a material adverse effect on our earnings, liquidity, financial condition and capital position.

Due to the challenging market conditions, several of our custodial depository counterparties experienced ratings downgrades and liquidity constraints. In response, we had begun reducing the aggregate amount of our funds permitted to be held with these counterparties, requiring more frequent remittances of funds, and moving funds held with our largest counterparties from custodial accounts to trust accounts that would provide more protection to us in the event of the insolvency of a depository or servicer.

In October 2008, the FDIC published an interim rule announcing changes to its deposit insurance rules that govern how funds in accounts maintained by a custodial depository, consisting of principal and interest payments made by a borrower, are insured. Pursuant to the Emergency Economic Stabilization Act of 2008 (the “Stabilization Act”), the FDIC temporarily increased the amount of deposit insurance available from $100,000 per account to $250,000 per depositor. In October 2008, the National Credit Union Administration, or NCUA, also published an interim rule which temporarily increased its standard deposit insurance amount to conform to the Stabilization Act. Under the FDIC and NCUA rules, the principal and interest payments are not aggregated with any other accounts owned by the borrower for the purpose of determining the full amount of deposit insurance coverage. In addition, the increase in insurance coverage by both rules expire after December 31, 2009.

The FDIC and NCUA rule changes have substantially lowered our counterparty exposure relating to principal and interest payments held on our behalf in custodial depository accounts. Although we cannot predict the exact application of these rules and we believe that some amounts (such as those in excess of the $250,000 minimum) may not be covered, we are now taking into account this favorable change in insurance coverage when determining whether institutions will be allowed to hold deposits of principal and interest payments on our behalf. In addition, we have reviewed and curtailed or reversed certain actions we had taken in recent months to reduce our exposure on funds held on our behalf in custodial accounts. If the increase in insurance coverage is not extended beyond its December 31, 2009 expiration date, we may take additional actions to again reduce our exposure on funds held on our behalf in custodial accounts.

Issuers of Securities Held in our Cash and Other Investments Portfolio

Our cash and other investments portfolio consists of cash and cash equivalents, federal funds sold and securities purchased under agreements to resell, asset-backed securities, corporate debt securities, commercial paper and other non-mortgage related securities. See “Liquidity and Capital Management—Liquidity Management—Liquidity Contingency Plan” for more detailed information on our cash and other investments portfolio. Our counterparty risk is primarily with the issuers of corporate debt and commercial paper, and financial institutions with short-term deposits.

Our cash and other investments portfolio, which totaled $93.0 billion and $91.1 billion as of December 31, 2008 and 2007, respectively, included $56.7 billion and $68.0 billion, respectively, of unsecured positions with issuers of corporate debt securities or commercial paper, or short-term deposits with financial institutions. Of these unsecured amounts, approximately 93% and 89% as of December 31, 2008 and 2007, respectively, were with issuers who had a credit rating of AA (or its equivalent) or higher, based on the lowest of Standard & Poor’s, Moody’s and Fitch ratings.

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

As noted above, one significant counterparty, Lehman Brothers, has entered into bankruptcy proceedings. The bankruptcy resulted in a significant decline in the value of corporate debt securities issued by Lehman. We recorded a trading loss of $608 million in 2008 on our investment in Lehman debt securities. In addition, we recorded a trading loss of $114 million in 2008 relating to our investment in corporate debt securities issued by AIG due to the significant decline in value of these securities as a result of AIG’s distressed liquidity position and financial condition. We also have experienced declines in the market value of other non-mortgage-related securities in our cash and other investments portfolio, and could experience further declines in market value in the event of a default by other issuers of securities held in this portfolio.

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

Derivatives Counterparties

Our derivative credit exposure relates principally to interest rate and foreign currency derivatives contracts. We estimate our exposure to credit loss on derivative instruments by calculating the replacement cost, on a present value basis, to settle at current market prices all outstanding derivative contracts in a net gain position by counterparty where the right of legal offset exists, such as master netting agreements and by transaction where the right of legal offset does not exist. Derivatives in a gain position are reported in the consolidated balance sheets as “Derivative assets at fair value.”

Table 53 presents our assessment of our credit loss exposure by counterparty credit rating on outstanding risk management derivative contracts as of December 31, 2008 and 2007. We present additional details on our derivative contracts as of December 31, 2008 and 2007 in “Interest Rate Risk Management and Other Market Risks.”

Table 53:  Credit Loss Exposure of Risk Management Derivative Instruments

	As of December 31, 2008
	Credit Rating(1)
	AAA	AA+/AA/AA-	A+/A/A-	Subtotal	Other(2)	Total
	(Dollars in millions)

Credit loss exposure(3)	$—	$3,044	$686	$3,730	$101	$3,831
Less: Collateral held(4)	—	2,951	673	3,624	—	3,624

Exposure net of collateral	$—	$93	$13	$106	$101	$207

Additional information:
Notional amount(6)	$250	$533,317	$664,155	$1,197,722	$874	$1,198,596
Number of counterparties(6)	1	8	10	19

	As of December 31, 2007
	Credit Rating(1)
	AAA	AA+/AA/AA-	A+/A/A-	Subtotal	Other(2)	Total
	(Dollars in millions)

Credit loss exposure(3)	$4	$1,578	$1,004	$2,586	$74	$2,660
Less: Collateral held(5)	—	1,130	988	2,118	—	2,118

Exposure net of collateral	$4	$448	$16	$468	$74	$542

Additional information:
Notional amount(6)	$1,050	$637,847	$246,860	$885,757	$707	$886,464
Number of counterparties(6)	1	17	3	21

(1)	We manage collateral requirements based on the lower credit rating, as issued by Standard & Poor’s and Moody’s, of the legal entity. The credit rating reflects the equivalent Standard & Poor’s rating for any ratings based on Moody’s scale.

(2)	Includes MBS options, defined benefit mortgage insurance contracts, guaranteed guarantor trust swaps and swap credit enhancements accounted for as derivatives where the right of legal offset does not exist.

(3)	Represents the exposure to credit loss on derivative instruments, which is estimated by calculating the cost, on a present value basis, to replace all outstanding contracts in a gain position. Derivative gains and losses with the same counterparty are netted where a legal right of offset exists under an enforceable master netting agreement. This table excludes mortgage commitments accounted for as derivatives.

(4)	Represents both cash and non-cash collateral posted by our counterparties to us. The value of the non-cash collateral is reduced in accordance with the counterparty agreements to help ensure recovery of any loss through the disposition of the collateral. We posted cash collateral of $15.0 billion related to our counterparties’ credit exposure to us as of December 31, 2008.

(5)	Represents both cash and non-cash collateral posted by our counterparties to us. This amount is adjusted for the collateral transferred subsequent to month-end based on credit loss exposure limits on derivative instruments as of December 31, 2007. Settlement dates vary by counterparty and range from one to three business days following the credit loss exposure valuation date of December 31, 2007. The value of the non-cash collateral is reduced in accordance with counterparty agreements to help ensure recovery of any loss through the disposition of the collateral. We posted cash collateral of $1.2 billion related to our counterparties’ credit exposure to us as of December 31, 2007.

(6)	Interest rate and foreign currency derivatives in a net gain position had a total notional amount of $103.1 billion and $525.7 billion as of December 31, 2008 and December 31, 2007 respectively. Total number of interest rate and foreign currency counterparties in a net gain position was 2 and 11 as of December 31, 2008 and December 31, 2007 respectively.

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

Our net credit exposure on derivatives contracts decreased to $207 million as of December 31, 2008, from $542 million as of December 31, 2007. To reduce our credit risk concentration, we seek to diversify our derivative contracts among different counterparties. Since the majority of our derivative transactions netted by counterparty are in a net loss position, our risk exposure is small and more concentrated than in recent years. Approximately $93 million, or 45%, of our net derivatives exposure as of December 31, 2008 was with one interest-rate and foreign currency derivative counterparty rated AA+ or better by Standard & Poor’s and Aa1 or better by Moody’s. The remaining interest-rate and foreign currency derivative counterparty accounted for $13 million, or 6%, of our net derivatives exposure as of December 31, 2008. Of the $101 million of net exposure in other derivatives as of December 31, 2008, approximately 95% consisted of mortgage insurance contracts, all of which were with counterparties rated A- or better by Standard & Poor’s, A3 or better by Moody’s and BBB+ or better by Fitch. Each of the remaining counterparties accounted for less than 2% of our net derivatives exposure as of December 31, 2008. As of February 19, 2009, all of our interest rate and foreign currency derivative counterparties were rated A- or better by Standard & Poor’s and A3 or better by Moody’s.

The concentration of our derivatives exposure among our primary derivatives counterparties increased in 2008, and we expect the concentration to increase further due to planned mergers. The current financial market crisis also may result in further ratings downgrades of our derivatives counterparties that may cause us to cease entering into new arrangements with those counterparties or may result in more limited interest from derivatives counterparties in entering into new transactions with us, either of which would further increase the concentration of our business with our remaining derivatives counterparties. See “Part I—Item 1A—Risk Factors” for a discussion of the risks to our business as a result of the increasing concentration of our derivatives counterparties.

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

As a result of the termination of our derivatives contracts with LBSF in September 2008 and the assumption by JPMorgan Chase Bank, N.A. of the derivatives contracts we had with Bear Stearns Capital Markets Inc. in September 2008, the number of our interest rate and foreign currency derivatives counterparties with which we had outstanding transactions has been reduced to 19 as of December 31, 2008 from 21 as of December 31, 2007.

As a result of the current financial market crisis, we may experience further losses relating to our derivative contracts that could adversely affect our results of operations, liquidity, financial condition and net worth. In addition, if a derivative counterparty were to default on payments due under a derivative contract, we may be required to acquire a replacement derivative from a different counterparty at a higher cost or we may be unable to find a suitable replacement, which could adversely affect our ability to manage our interest rate risk. The financial market crisis may also reduce the number of derivatives counterparties willing to enter into transactions with us, which also could adversely affect our ability to manage our interest rate risk. See “Interest Rate Risk Management and Other Market Risks” for a discussion of how we use derivatives to manage our interest rate risk and “Part I—Item 1A—Risk Factors” for a discussion of the risks to our business posed by interest rate risk.

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

Debt Security and Mortgage Dealers

The credit risk associated with dealers that commit to place our debt securities is that they will fail to honor their contracts to take delivery of the debt, which could result in delayed issuance of the debt through another dealer. The primary credit risk associated with dealers who make forward commitments to deliver mortgage pools to us is that they may fail to deliver the agreed-upon loans to us on the agreed-upon date, which could result in our having to replace the mortgage pools at higher cost to meet a forward commitment to sell the MBS. We manage these risks by establishing approval standards and limits on exposure and monitoring both our exposure positions and changes in the credit quality of dealers.

Document Custodians

We use third-party document custodians to provide loan document certification and custody services for some of the loans that we purchase and securitize. In many cases, our lender customers or their affiliates also serve as document custodians for us. Our ownership rights to the mortgage loans that we own or that back our Fannie Mae MBS could be challenged if a lender intentionally or negligently pledges or sells the loans that we purchased or fails to obtain a release of prior liens on the loans that we purchased, which could result in financial losses to us. When a lender or one of its affiliates acts as a document custodian for us, the risk that our ownership interest in the loans may be adversely affected is increased, particularly in the event the lender were to become insolvent. We mitigate these risks through legal and contractual arrangements with these custodians that identify our ownership interest, as well as by establishing qualifying standards for document custodians and requiring removal of the documents to our possession or to an independent third-party document custodian if we have concerns about the solvency or competency of the document custodian.

Interest Rate Risk Management and Other Market Risks

Our most significant market risks are interest rate risk and spread risk, which primarily arise from our mortgage asset investments. Our exposure to interest rate risk relates to the cash flow and/or market price variability of our assets and liabilities attributable to movements in market interest rates. Our exposure to spread risk relates to the possibility that interest rates in different market sectors, such as the mortgage and debt markets, will not move in tandem.

Our overall goal is to manage interest rate risk by maintaining a close match between the duration of our assets and liabilities. We employ an integrated interest rate risk management strategy that allows for informed risk taking within pre-defined corporate risk limits. Decisions regarding our strategy in managing interest rate risk are based upon our corporate interest rate risk policies and limits that are set by independent risk and control groups and subject to periodic review. Our Enterprise Risk Office, in conjunction with our Capital Markets group, has primary responsibility for executing our interest rate risk management strategy, measuring and closely monitoring our interest rate exposure and ensuring compliance with established limits. FHFA currently is reviewing our interest rate risk policies and limits; therefore, our existing policies and limits are subject to change.

We historically have actively managed the interest rate risk of our “net portfolio,” which is defined below, through the following techniques: (i) through asset selection and structuring (that is, by identifying or structuring mortgage assets with attractive prepayment and other risk characteristics), (ii) by issuing a broad range of both callable and non-callable debt instruments and (iii) by using LIBOR-based interest-rate derivatives. We historically, however, have not actively managed or hedged our spread risk, or the impact of changes in the spread between our mortgage assets and debt (referred to as mortgage-to-debt spreads) after we purchase mortgage assets, other than through asset monitoring and disposition. Because we intend to hold the majority of our mortgage assets to maturity to realize the contractual cash flows, we accept period-to-period volatility in our financial performance attributable to changes in mortgage-to-debt spreads that occur after our purchase of mortgage assets. For more information on the impact that changes in spreads have on the value of the fair value of our net assets, see “Supplemental Non-GAAP Information—Fair Value Balance Sheets—Primary Factors Driving Changes in Non-GAAP Fair Value of Net Assets.”

We monitor current market conditions, including the interest rate environment, to assess the impact of these conditions on individual positions and our overall interest rate risk profile. In addition to qualitative factors, we use various quantitative risk metrics in determining the appropriate composition of our consolidated balance sheet and relative mix of debt and derivatives positions in order to remain within pre-defined risk tolerance levels that we consider acceptable. We regularly disclose two interest rate risk metrics that estimate our overall interest rate exposure: (i) fair value sensitivity to changes in interest rate levels and the slope of the yield curve and (ii) duration gap. The metrics used to measure our interest rate exposure are generated using internal models that require numerous assumptions, the reliability of which depends on the availability and quality of historical performance data.

There are inherent limitations in any methodology used to estimate the exposure to changes in market interest rates. The capital and credit markets experienced significant volatility and disruption during 2008, which reached unprecedented levels during the second half of the year. This market turmoil and tightening of credit have led to an increased level of concern about the stability of the financial markets generally. When market conditions change rapidly and dramatically, as they did during 2008, the assumptions that we use in our models to measure our interest rate exposure may not keep pace with changing conditions. For example, the existing prepayment models used to generate our interest rate risk disclosures for December 2008 reflected a higher level of responsiveness to changes in mortgage rates for our Alt-A and subprime private-label mortgage-related securities than we believe is reasonable given current market conditions. As a result, we began supplementing our existing interest rate risk metrics with risk metrics adjusted to exclude the sensitivity associated with our Alt-A and subprime private-label mortgage-related securities.

Our overall interest rate exposure, as reflected in the fair value sensitivity to changes in interest rate levels and the slope of the yield curve and duration gap, was within acceptable, pre-defined corporate limits as of December 31, 2008. The volatility and disruption in the credit markets, however, have created a number of challenges for us in managing our market-related risks. The extreme levels of market volatility have resulted in a higher level of volatility in the interest rate risk profile of our net portfolio and led us to take more frequent rebalancing actions. In addition, our ability to issue callable debt or long-term debt was severely limited during the second half of 2008. As a result, we relied increasingly on a combination of short-term debt, interest rate swaps and swaptions to fund mortgage purchases and to manage our interest rate risk. Our access to the debt markets has recently improved, allowing us to issue callable and longer-term debt in early 2009; however, there can be no assurance that this recent improvement will continue. There also have been significant changes in the spreads between our mortgage assets and the instruments we use to manage the interest rate risk associated with those assets, including longer-term debt and swap-based interest-rate derivatives throughout 2008, and particularly since August 2008. Because of the large dislocation in historical pricing relationships between various financial instruments, we cannot be certain that some of the hedging instruments that we historically have used in managing our interest rate risk will perform in the same manner as the past and be as effective in the future. Accordingly, there is an increased risk that our debt and derivative instruments will be less effective in reducing our overall interest rate risk.

We provide additional detail on our interest rate risk and our strategies for managing this risk in this section, including: (1) the primary sources of our interest rate risk; (2) our current interest rate risk management strategies; and (3) our interest rate risk metrics.

Sources of Interest Rate Risk

The primary source of our interest rate risk is our net portfolio. Our net portfolio consists of our existing investments in mortgage assets, investments in non-mortgage securities, our outstanding debt used to fund those assets and the derivatives used to supplement our debt instruments and manage interest rate risk, and any fixed-price asset, liability or derivative commitments. It also includes our LIHTC partnership investment assets and preferred stock, but excludes our existing guaranty business.

Our mortgage assets consist mainly of single-family fixed-rate mortgage loans that give borrowers the option to prepay at any time before the scheduled maturity date or continue paying until the stated maturity. Given this prepayment option held by the borrower, we are exposed to uncertainty as to when or at what rate prepayments will occur, which affects the length of time our mortgage assets will remain outstanding and the timing of the cash flows related to these assets. This prepayment uncertainty results in a potential mismatch between the timing of receipt of cash flows related to our assets and the timing of payment of cash flows related to our liabilities.

Duration is a measure of a financial instrument’s price sensitivity to changes in interest rates. Convexity is a measure of the degree to which the duration of a bond changes as interest rates move. Changes in interest rates, as well as other factors, influence mortgage prepayment rates and duration and also affect the value of our mortgage assets. When interest rates decrease, prepayment rates on fixed-rate mortgages generally accelerate because borrowers usually can pay off their existing mortgages and refinance at lower rates. Accelerated prepayment rates have the effect of shortening the duration and average life of the fixed-rate mortgage assets we hold in our portfolio. In a declining interest rate environment, existing mortgage assets held in our portfolio tend to increase in value or price because these mortgages are likely to have higher interest rates than new mortgages, which are being originated at the then-current lower interest rates. Conversely, when interest rates increase, prepayment rates generally slow, which extends the duration and average life of our mortgage assets and results in a decrease in value. Mortgage assets typically exhibit negative convexity, which refers to the fact that the price or value of mortgages tends to fall steeply when interest rates rise, but to increase more gradually when interest rates decline because borrowers have the option to refinance and prepay their mortgages without penalty. Negative convexity also indicates that the duration of our mortgage assets shortens as interest rates decline and lengthens as interest rates increase.

Interest Rate Risk Management Strategies

Our strategy for managing the interest rate risk of our net portfolio involves asset selection and structuring of our liabilities to match and offset the interest rate characteristics of our balance sheet assets and liabilities as much as possible. Our strategy consists of the following principal elements:

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

Although the fair value of our guaranty assets and our guaranty obligations is highly sensitive to changes in interest rates and the market’s perception of future credit performance, we do not actively manage the change in the fair value of our guaranty business that is attributable to changes in interest rates. We do not believe that periodic changes in fair value due to movements in interest rates are the best indication of the long-term value of our guaranty business because these changes do not take into account future guaranty business activity. To assess the value of our underlying guaranty business, we focus primarily on changes in the fair value of our net guaranty assets resulting from business growth, changes in the credit quality of existing guaranty arrangements and changes in anticipated future credit performance. Based on our historical experience, we expect that the guaranty fee income generated from future business activity would largely replace any guaranty fee income lost as a result of mortgage prepayments that result from changes in interest rates. We are in the process of re-evaluating whether this expectation is appropriate given the current mortgage market environment and the uncertainties related to recent government policy actions. See “Critical Accounting Policies and Estimates—Fair Value of Financial Instruments” for information on how we determine the fair value of our guaranty assets and guaranty obligations. Also see “Notes to Consolidated Financial Statements—Note 20, Fair Value of Financial Instruments.”

Debt Instruments

Historically, the primary tool we have used to fund the purchase of mortgage assets and manage the interest rate risk implicit in our mortgage assets is the variety of debt instruments we issue. The debt we issue is a mix that typically consists of short- and long-term, non-callable debt and callable debt. The varied maturities and flexibility of these debt combinations help us in reducing the mismatch of cash flows between assets and liabilities in order to manage the duration risk associated with an investment in long-term fixed-rate assets. Callable debt helps us manage the prepayment risk associated with fixed-rate mortgage assets because the duration of callable debt changes when interest rates change in a manner similar to changes in the duration of mortgage assets. See “Liquidity and Capital Management—Liquidity Management—Debt Funding” for additional information on our debt activity.

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

The derivatives we use for interest rate risk management purposes consist primarily of over-the-counter contracts that fall into three broad categories:

•	Interest rate swap contracts. An interest rate swap is a transaction between two parties in which each agrees to exchange, or swap, interest payments. The interest payment amounts are tied to different interest rates or indices for a specified period of time and are generally based on a notional amount of principal. The types of interest rate swaps we use include pay-fixed swaps, receive-fixed swaps and basis swaps.

•	Interest rate option contracts. These contracts primarily include pay-fixed swaptions, receive-fixed swaptions, cancelable swaps and interest rate caps. A swaption is an option contract that allows us to enter into a pay-fixed or receive-fixed swap at some point in the future.

•	Foreign currency swaps. These swaps have the effect of converting debt that we issue in foreign-denominated currencies into U.S. dollars. We enter into foreign currency swaps only to the extent that we issue foreign currency debt.

We use interest rate swaps and interest rate options, in combination with our issuance of debt securities, to better match the prepayment risk and duration of our assets with the duration of our liabilities. We are generally an end user of derivatives and our principal purpose in using derivatives is to manage our aggregate interest rate risk profile within prescribed risk parameters. We generally only use derivatives that are relatively liquid and straightforward to value. We use derivatives for four primary purposes:

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

While we have a number of rebalancing tools available to us, it is often most efficient for us to rebalance our portfolio by adding new derivatives or by terminating existing derivative positions. For example, when interest rates fall and mortgage durations shorten, we can shorten the duration of our liabilities by entering into receive-fixed interest rate swaps that convert longer-duration, fixed-term debt into shorter-duration, floating-rate debt or by terminating existing pay-fixed interest rate swaps. This use of derivatives helps increase our funding flexibility while helping us maintain our interest rate risk within policy limits. The types of derivative instruments we use most often to rebalance our portfolio include pay-fixed and receive-fixed interest rate swaps.

(4)  To hedge foreign currency exposure.

We occasionally issue debt in a foreign currency. Our foreign-denominated 4 debt represents less than 1% of our total debt outstanding as of December 31, 2008. Because all of our assets are denominated in U.S. dollars, we enter into currency swaps to effectively hedge the foreign- denominated debt into U.S. dollar-denominated debt. We are able to minimize our exposure to currency risk by swapping out of foreign currencies completely at the time of the debt issue.

Decisions regarding the repositioning of our derivatives portfolio are based upon current assessments of our interest rate risk profile and economic conditions, including the composition of our consolidated balance sheets and relative mix of our debt and derivative positions, the interest rate environment and expected trends.

Table 54 presents, by derivative instrument type, our risk management derivative activity for the years ended December 31, 2008 and 2007, along with the stated maturities of derivatives outstanding as of December 31, 2008.

Table 54:  Activity and Maturity Data for Risk Management Derivatives(1)

					Interest Rate
	Interest Rate Swaps				Swaptions
		Receive-		Foreign		Receive-	Interest
	Pay-Fixed(2)	Fixed(3)	Basis(4)	Currency	Pay-Fixed	Fixed	Rate Caps	Other(5)	Total
	(Dollars in millions)

Notional balance as of December 31, 2006	$268,068	$247,084	$950	$4,551	$95,350	$114,921	$14,000	$469	$745,393
Additions	212,798	175,358	7,951	980	4,328	27,416	100	401	429,332
Terminations(6)	(103,128)	(136,557)	(1,900)	(2,972)	(13,948)	(17,686)	(11,850)	(220)	(288,261)

Notional balance as of December 31, 2007	$377,738	$285,885	$7,001	$2,559	$85,730	$124,651	$2,250	$650	$886,464
Additions	277,735	318,698	24,335	1,141	21,272	98,061	200	269	741,711
Terminations(6)	(108,557)	(153,502)	(6,776)	(2,048)	(27,502)	(129,152)	(1,950)	(92)	(429,579)

Notional balance as of December 31, 2008	$546,916	$451,081	$24,560	$1,652	$79,500	$93,560	$500	$827	$1,198,596

Future maturities of notional amounts:(7) Less than 1 year	$46,276	$31,490	$23,200	$576	$12,950	$33,030	$—	$92	$147,614
1 year to 5 years	261,180	249,457	85	104	41,150	36,435	500	466	589,377
5 years to 10 years	203,594	157,869	100	352	21,900	13,345	—	269	397,429
Over 10 years	35,866	12,265	1,175	620	3,500	10,750	—	—	64,176

Total	$546,916	$451,081	$24,560	$1,652	$79,500	$93,560	$500	$827	$1,198,596

Weighted-average interest rate as of December 31, 2008:
Pay rate	4.66%	2.54%	2.68%	—	5.88%	—	—	—
Receive rate	2.79%	4.24%	0.77%	—	—	4.38%	—	—
Other	—	—	—	—	—	—	5.84%	—
Weighted-average interest rate as of December 31, 2007:
Pay rate	5.10%	5.04%	4.92%	—	6.25%	—	—	—
Receive rate	5.03%	5.08%	6.84%	—	—	4.84%	—	—
Other	—	—	—	—	—	—	4.35%	—

(1)	Excludes mortgage commitments accounted for as derivatives. Dollars represent notional amounts that indicate only the amount on which payments are being calculated and do not represent the amount at risk of loss.

(2)	Notional amounts include swaps callable by Fannie Mae of $1.7 billion, $8.2 billion and $10.8 billion as of December 31, 2008, 2007 and 2006, respectively.

(3)	Notional amounts include swaps callable by derivatives counterparties of $10.4 billion, $7.8 billion and $6.7 billion as of December 31, 2008, 2007 and 2006, respectively.

(4)	Notional amounts include swaps callable by derivatives counterparties of $925 million, $6.6 billion and $600 million as of December 31, 2008, 2007 and 2006, respectively.

(5)	Includes MBS options and swap credit enhancements.

(6)	Includes matured, called, exercised, assigned and terminated amounts. Also includes changes due to foreign exchange rate movements.

(7)	Based on contractual maturities.

The outstanding notional balance of our risk management derivatives increased by $312.1 billion during 2008, to $1.2 trillion as of December 31 2008. This increase reflected both rebalancing activities we undertook, which included increasing our pay-fixed and receive-fixed interest rate swaps in response to the interest rate volatility during the period, and the increased reliance during the second half of 2008 on short-term debt and derivatives to hedge incremental fixed-rate mortgage asset purchases. The outstanding notional balance of our risk management derivatives increased by $141.1 billion during 2007, to $886.5 billion as of December 31, 2007. The increase reflected rebalancing activities we undertook, which included increasing both our pay-fixed and receive-fixed interest rate swaps, in response to the interest rate volatility during the year.

See “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Derivatives Counterparties” for a discussion of credit loss exposure related to our derivatives instruments.

Monitoring and Active Portfolio Rebalancing

By investing in mortgage assets, we assume prepayment risk. As described above, we attempt to offset this prepayment risk either by issuing callable debt that we can redeem at our option or by purchasing option-based derivatives that we can exercise at our option. We also manage the prepayment risk of our assets relative to our funding through active portfolio rebalancing. We develop rebalancing actions based on a number of factors, including an assessment of current market conditions and various interest rate risk measures, which we describe below.

Interest Rate Risk Metrics

Our interest rate risk measurement framework is based on the fair value of our assets, liabilities and derivative instruments and the sensitivity of these fair values to changes in market factors. Estimating the impact of prepayment risk is critical in managing interest rate risk. We use prepayment models to determine the estimated duration and convexity of our mortgage assets and various metrics to measure our interest rate exposure. Because no single measure can reflect all aspects of the interest rate risk inherent in our mortgage portfolio, we utilize various risk metrics that together provide a more complete assessment of our aggregate interest rate risk profile. We measure and monitor the fair value sensitivity to both small and large changes in the level of interest rates, changes in the slope and shape of the yield curve, and changes in interest rate volatility. In addition, we perform a range of stress test analyses that measure the sensitivity of the portfolio to severe hypothetical changes in market conditions.

Below we present two metrics that provide useful estimates of our interest rate exposure: (i) fair value sensitivity of net portfolio to changes in interest rate levels and slope of yield curve and (ii) duration gap. We also provide additional information that may be useful in evaluating our interest rate exposure. Our fair value sensitivity and duration gap metrics are based on our net portfolio defined above and are calculated using internal models that require numerous assumptions, such as interest rates and future prepayments of principal over the remaining life of our securities. These assumptions are derived based on the characteristics of the underlying structure of the securities and historical prepayment rates experienced at specified interest rate levels, taking into account current market conditions, the current mortgage rates of our existing outstanding loans, loan age and other factors.

As discussed above, the reliability of our interest rate risk metrics depends on the availability and quality of historical data for each of the types of securities in our net portfolio. Our internal models evolve over time in response to changes in the composition of our portfolio, improvements in modeling techniques and systems capabilities and changes in market conditions. Our models may require additional modeling assumptions for products that do not have extensive historical price data, or for illiquid positions for which accurate daily prices are not consistently available. Because historical data that forms the basis of our prepayment assumptions may fail to accurately predict future prepayments and our interest rate risk metrics may not fully capture the effects of market illiquidity, there are inherent limitations in these metrics. Accordingly, they should not be viewed as precise measures of our interest rate risk. Due to the limitations noted above, we historically have complemented our quantitative interest rate risk measures with qualitative information that reflects information more current than that available in our models or that cannot be fully captured in our models to assess whether, and to what extent, we may need to adjust our interest rate risk models or risk limits. Management regularly compares our internal model results to market consensus prepayment speeds, if available, reviews actual and anticipated future prepayment experience, and evaluates historical prepayment speeds in light of current market conditions to validate the reasonableness of our model results. Based on management experience and judgment, we may periodically make adjustments to the methodologies used to calculate our interest-rate risk sensitivity disclosures on a prospective basis to address the limitations inherent in our models and reflect enhancements in the underlying estimation processes.

The interest rate metrics reported for December 2008 reflect the results generated from our existing models, which assume that the values for our Alt-A and subprime securities are sensitive to changes in interest rates. In December 2008, we concluded that the price sensitivities to interest rates for our Alt-A and subprime private-label securities were not driven by changes in secondary mortgage rates as assumed by our risk measurement. Changes in value currently are primarily driven by other factors, such as liquidity concerns and changes in the fundamental behavior of borrowers and investors. As a result, we currently are using the adjusted supplemental metrics that we disclose under the “without PLS” column, to manage our interest rate risk exposure. This approach was originally recommended by our Capital Markets group, through our Asset and Liability Committee, to our Enterprise Risk Office Model Risk Oversight Group. The Committee and the Enterprise Risk Office worked together to develop a final conclusion regarding our approach, leading to approval by our Enterprise Risk Office of the exclusion of these securities for the risk measures of interest rate sensitivity. In light of the extreme impact of the market dislocation on the performance of Alt-A and subprime mortgage-related securities, we currently are reviewing the assumptions and methodologies used in calculating our interest rate metrics. Once we complete this review process and develop an approach that our Enterprise Risk Office approves, we expect to discontinue reporting adjusted metrics. See “Part I—Item 1A—Risk Factors” for a discussion of the risks associated with our use of models.

Fair Value Sensitivity to Changes in Level and Slope of Yield Curve

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

Prior to April 2008, we expressed the net portfolio sensitivity measures as a percentage of the latest available after-tax fair value of our net assets, adjusted for capital transactions. The fair value of our net assets, which fluctuates based on changes in market conditions as well as changes in our business activities, has declined significantly over the past year, partially due to wider spreads. We believe that expressing these sensitivity measures based on dollars-at-risk, rather than as a percentage of the fair value of our net assets, provides more relevant information and better represents our overall exposure to adverse interest-rate movements given the substantial reduction in the fair value of our net assets that has occurred over the last year. The daily average adverse impact from a 50 basis point change in interest rates and from a 25 basis point change in the slope of the yield curve was $(1.0) billion and $(0.2) billion, respectively, for December 2008, compared with $(0.9) billion and $(0.2) billion, respectively, for December 2007. These risk metrics for December 2008, adjusted to exclude the sensitivity of our Alt-A and subprime private-label securities, were $(1.1) billion for a 50 basis point change in interest rates and $(0.3) billion for a 25 basis point change in the slope of the yield curve.

The sensitivity measures presented in Table 55 below, which we disclose on a quarterly basis as part of our disclosure commitments with FHFA, are an extension of our monthly sensitivity measures. There are three primary differences between our monthly sensitivity disclosure and the quarterly sensitivity disclosure presented below: (1) the quarterly disclosure is expanded to include the sensitivity results for larger rate level shocks of plus or minus 100 basis points; (2) the monthly disclosure reflects the estimated pre-tax impact on the fair value of our net portfolio calculated based on a daily average, while the quarterly disclosure reflects the estimated pre-tax impact calculated based on the estimated financial position of our net portfolio and the market environment as of the last business day of the quarter based on values used for financial reporting; and (3) the monthly disclosure shows the most adverse pre-tax impact on the fair value of our net portfolio from the hypothetical interest rate shocks, while the quarterly disclosure includes the estimated pre-tax impact of both up and down interest rate shocks.

Table 55:  Fair Value Sensitivity of Net Portfolio to Changes in Level and Slope of Yield Curve(1)

	As of December 31,
	2008
	Without PLS(2)	With PLS(3)	2007(3)(4)
	(Dollars in billions)

Rate level shock:
-100 basis points	$(2.8)	$(0.4)	$(2.5)
- 50 basis points	(1.0)	0.1	(0.7)
+50 basis points	(0.7)	(1.6)	0.0
+100 basis points	(1.6)	(3.3)	(0.3)
Rate slope shock:
-25 basis points	(0.5)	(0.4)	(0.3)
+25 basis points	0.4	0.3	0.3

(1)	Computed based on changes in 10-year swap interest rates.

(2)	Calculated excluding the sensitivities of our Alt-A and subprime private-label mortgage-related investment securities to changes in interest rates.

(3)	Calculated including the interest rate sensitivities for our Alt-A and subprime private-label mortgage-related investment securities generated by our existing internal models.

(4)	Amounts have been revised from the previously reported sensitivities as of December 31, 2007 to include the sensitivities of our LIHTC partnership investment assets and preferred stock, excluding senior preferred stock.

Duration Gap

Duration measures the price sensitivity of our assets and liabilities to changes in interest rates by quantifying the difference between the estimated durations of our assets and liabilities. Our duration gap reflects the extent to which the estimated maturity and repricing cash flows for our assets are matched, on average, over time and across interest rate scenarios, to the estimated cash flows of our liabilities. A positive duration indicates that the duration of our assets exceeds the duration of our liabilities. Table 55 below presents our monthly effective duration gap for December 2007 and for each of month of 2008. We also disclose our duration gap for January 2009. For comparative purposes, we present the historical average daily duration for the 30-year Fannie Mae MBS component of the Barclays Capital Mortgage Index, formerly the Lehman Brothers Mortgage Index, for the same months. As indicated in Table 56 below, the duration of the mortgage index as calculated by Barclays Capital is both higher and more volatile than our duration gap, which is attributable to several factors, including the following:

(1)	We use duration hedges, including longer term debt and interest rate swaps, to reduce the duration of our net portfolio.

(2)	We use option-based hedges, including callable debt and interest rate swaptions, to reduce the convexity or the duration changes of our net portfolio as interest rates move.

(3)	We take rebalancing actions to adjust our net portfolio position in response to movements in interest rates.

(4)	Our mortgage portfolio includes not only 30-year fixed rate mortgage assets, but also other mortgage assets that typically have a shorter duration, such as adjustable-rate mortgage loans, and mortgage assets that generally have a somewhat longer duration, such as multifamily loans and CMBS.

(5)	The models used by Barclays Capital and Fannie Mae to estimate durations are different.

Table 56:  Duration Gap

			Barclays Capital
	Fannie Mae		30-Year Fannie Mae
	Effective	Fannie Mae	Mortgage Index
	Duration Gap	Effective	Option-Adjusted
Month	without PLS(1)	Duration Gap	Duration(2)
	(In months)

December 2007	—	2	43
January 2008	—	1	31
February 2008	—	2	41
March 2008	—	3	42
April 2008	—	2	41
May 2008	—	1	42
June 2008	—	2	51
July 2008	—	1	54
August 2008	—	2	55
September 2008	—	1	40
October 2008	—	2	48
November 2008	—	0	44
December 2008	(1)	1	21
January 2009	0	2	13

(1)	Calculated excluding the sensitivities of our Alt-A and subprime private-label mortgage-related investment securities to changes in interest rates.

(2)	Reflects option adjusted duration based on Barclays Capital (formerly Lehman Brothers) 30-Year Fannie Mae Mortgage Index obtained from LehmanLive and Lehman POINT.

In the current environment, there is increased uncertainty about borrower prepayment patterns in different interest rate environments. For example, we are observing duration differences for 30-year fixed-rate MBS or mortgage-backed securities that are in excess of two years based on survey data we regularly obtain from third parties, primarily large, experienced dealers. When interest rates are volatile, as has been the case over the year, we often need to take more frequent rebalancing actions to lengthen or shorten the average duration of our liabilities to keep them closely matched with our mortgage durations, which change as expected mortgage prepayment rates change. A large movement in interest rates or a continuation of the extreme interest rate volatility that we have recently experienced increases the risk that our duration gap could extend outside of the range we have experienced recently. Wider spreads on mortgage assets, which typically indicate reduced liquidity, increase the discount rate and generally increase the duration of mortgage assets. However, fluctuations in spreads generally do not affect the timing of expected cash flows from our mortgage assets or their average lives.

Other Interest Rate Risk Information

The above interest rate risk measures exclude the impact of changes in the fair value of our net guaranty assets resulting from changes in interest rates. It is important to note that we exclude our guaranty business from these sensitivity measures based on our current assumption that the guaranty fee income generated from future business activity will largely replace guaranty fee income lost due to mortgage prepayments that result from changes in interest rates. We are in the process, however, of re-evaluating whether this expectation is appropriate given the mortgage market environment and the uncertainties related to recent government policy actions. We provide additional interest rate sensitivities below in Table 57, including separate disclosure of the potential impact on the fair value of our trading assets, our net guaranty assets and obligations, and our other financial instruments as of December 31, 2008 and 2007, from the same hypothetical changes in the level of interest rates as presented above in Table 55. We also assume a parallel shift in all maturities along the interest rate swap curve in calculating these sensitivities. We believe these interest rate changes represent reasonably possible near-term changes in interest rates over the next twelve months.

Table 57:  Interest Rate Sensitivity of Financial Instruments(1)

	As of December 31, 2008
		Pre-tax Effect on Estimated Fair Value
	Estimated	Change in Rates
	Fair Value	-100	-50	+50	+100
	(Dollars in millions)

Trading financial instruments	$90,806	$1,425	$758	$(962)	$(1,983)
Guaranty assets and guaranty obligations, net(2)	(90,992)	11,934	5,620	(6,739)	(7,603)
Other financial instruments, net(3)	(131,881)	(1,589)	(445)	(893)	(1,829)

	As of December 31, 2007
		Pre-tax Effect on Estimated Fair Value
	Estimated	Change in Rates
	Fair Value	-100	-50	+50	+100
	(Dollars in millions)

Trading financial instruments	$63,956	$1,595	$829	$(877)	$(1,796)
Guaranty assets and guaranty obligations, net(2)	(7,055)	(1,514)	(1,290)	(2,111)	(1,135)
Other financial instruments, net(3)	(54,084)	(3,313)	(1,216)	676	1,065

(1)	Excludes some instruments that we believe have interest rate risk exposure, such as LIHTC partnership assets and preferred stock; however, we include the interest rate sensitivities of these instruments in both the duration and fair value sensitivities presented above.

(2)	Consists of the net of “Guaranty assets” and “Guaranty obligations” reported in our consolidated balance sheets. In addition, includes certain amounts that have been reclassified from “Mortgage loans” reported in our consolidated balance sheets to reflect how the risk of the interest rate and credit risk components of these loans is managed by our business segments.

(3)	Consists of the net of all other financial instruments reported in “Notes to Consolidated Financial Statements—Note 20, Fair Value of Financial Instruments.”

The interest rate sensitivity of our trading financial instruments generally increased as of December 31, 2008 from December 31, 2007, due in part to the reclassification of $18.1 billion of mortgage assets as trading in conjunction with our adoption of SFAS 159 as of January 1, 2008. Both our guaranty assets and our guaranty obligations generally increase in fair value when interest rates increase and decrease in fair value when interest rates decline. Changes in the combined sensitivity of the guaranty asset and obligation over this period were largely driven by the significant increase in the fair value of the guaranty obligation.

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

We continue to enhance our operational risk management framework. This operational risk management framework is based on the Basel Committee guidance on sound practices for the management of operational risk broadly adopted by U.S. commercial banks comparable in size to Fannie Mae. We are tracking operational incidents and are in the process of developing a sustainable self-assessment process and key operational risk metrics. We also have begun to perform scenario analyses for economic capital.

In addition, we also are working on enhancing the governance processes relating to our models because of their importance as decision aids in a number aspects of our business. We make significant use of business and financial models to measure and monitor our risk exposures and to manage our business. For example, we use models to measure and monitor our exposures to interest rate, credit and other market risks. The information provided by these models is also used to make business decisions relating to asset acquisition, debt management, credit guaranty pricing, strategies, initiatives, transactions, and products. In addition, we use information derived from many of the models to determine our financial results and produce our financial statements.

Our models rely on multiple assumptions that vary depending on the nature of a particular model, but all of our models rely on historical information as a starting point. Because the appropriate approach to use of historical data requires judgment, we also apply management judgment in developing models, validating models, and in our use of the results produced by the models. In addition, it is important to note that our models are interdependent, with the results produced by one model regularly used as key inputs into another model, and our modeling applications rely upon multiple models to produce results. Those results are as dependent on the interactions of the various models as they are on the stand-alone performance of the individual models.

Because of the importance of models as decision aids in our business, we have established a corporate governance framework, including corporate policies and procedures, to provide oversight of model development, implementation, and ongoing effectiveness. Our Model Risk Oversight Group, which is part of our independent Enterprise Risk Office, owns and implements our corporate model policy. The models used for financial reporting and risk management decision-making are subject to our corporate model policy. The corporate model policy applies both to models developed by us and to any models we license from third-party vendors. The Risk Policy and Capital Committee of the Board of Directors, which was reconstituted on December 24, 2008, also provides oversight pursuant to its charter and the corporate model policy.

In accordance with the corporate model policy, the Model Risk Oversight Group conducts a model review process that consists of three stages: evaluation, validation and assessment. This model review process is designed to ensure that models covered by the corporate model policy are independently reviewed and approved prior to implementation and production use; are reviewed once in production on a specified periodic basis, based on the model’s severity risk ranking; and continue to be reasonable for their intended use in accordance with the requirements set forth in the policy.

Although we continue to work to improve our process for model validation and review, we recognize that models are inherently imperfect predictors of actual results because they are based on data available to us and our assumptions about factors such as future loan demand, prepayment speeds, default rates, severity rates and other factors that may overstate or understate future experience. Further, the turmoil in the housing and credit markets creates additional risk regarding the reliability of our models because models are less dependable when the economic environment is outside of historical experience, as has been the case in recent months. See “Part I—Item 1A—Risk Factors.”

Liquidity Risk Management

Liquidity risk is the risk to our earnings and capital that would arise from an inability to meet our cash obligations in a timely manner. For a description of how we manage liquidity risk, refer to “Liquidity and Capital Management—Liquidity Management.”

IMPACT OF FUTURE ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

We identify and discuss the expected impact on our consolidated financial statements of recently issued accounting pronouncements in “Notes to Consolidated Financial Statements—Note 2, Summary of Significant Accounting Policies.”

GLOSSARY OF TERMS USED IN THIS REPORT

Terms used in this report have the following meanings, unless the context indicates otherwise.

“Alt-A mortgage loan” or “Alt-A loan” generally refers to a mortgage loan that can be underwritten with reduced or alternative documentation than that required for a full documentation mortgage loan but may also include other alternative product features. As a result, Alt-A mortgage loans generally have a higher risk of default than non-Alt-A mortgage loans. In reporting our Alt-A exposure, we have classified mortgage loans as Alt-A if the lenders that deliver the mortgage loans to us have classified the loans as Alt-A based on documentation or other product features. We have classified private-label mortgage-related securities held in our investment portfolio as Alt-A if the securities were labeled as such when issued.

“ARM” or “adjustable-rate mortgage” refers to a mortgage loan with an interest rate that adjusts periodically over the life of the mortgage based on changes in a specified index.

“Available-for-sale securities” or “AFS securities” refers to investment securities we own that we have designated as “available-for-sale” for accounting purposes, rather than as “held-to-maturity” or “trading.” Unrealized gains and losses on AFS securities are recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss); these gains and losses are not recognized in our earnings until they are realized.

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

“Buy-ups” refer to upfront payments we make to lenders to adjust the monthly contractual guaranty fee rate on a Fannie Mae MBS so that the pass-through coupon rate on the MBS is in a more easily tradable increment of a whole or half percent.

“Buy-downs” refer to upfront payments we receive from lenders to adjust the monthly contractual guaranty fee rate on a Fannie Mae MBS so that the pass-through coupon rate on the MBS is in a more easily tradable increment of a whole or half percent.

“Charge-off” refers to loan amounts written off as uncollectible bad debts. When repayment is considered unlikely, these loan amounts are removed from our consolidated balance sheet and charged against our loss reserves.

“Charter Act” or “our charter” refers to the Federal National Mortgage Association Charter Act, 12 U.S.C. § 1716 et seq.

“Conservator” refers to the Federal Housing Finance Agency, acting in its capacity as conservator of Fannie Mae, to oversee Fannie Mae’s affairs in accordance with the Federal Housing Finance Regulatory Reform Act of 2008 and the Federal Housing Enterprises Financial Safety and Soundness Act of 1992. The powers of the conservator are described in “Part I—Item 1—Business—Conservatorship, Treasury Agreements, Our Charter and Regulation of Our Activities—Conservatorship.”

“Conventional mortgage” refers to a mortgage loan that is not guaranteed or insured by the U.S. government or its agencies, such as the Department of Veterans Affairs, the Federal Housing Administration or the Rural Development Housing and Community Facilities Program of the Department of Agriculture.

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

“Credit enhancement” refers to an agreement used to reduce credit risk by requiring collateral, letters of credit, mortgage insurance, corporate guaranties, or other agreements to provide an entity with some assurance that it will be compensated to some degree in the event of a financial loss.

“Default rate” refers to the percentage of mortgage loans in our mortgage credit book of business that have been extinguished during a specified period of time through foreclosure, preforeclosure sales and deeds in lieu of foreclosure.

“Delinquency” refers to an instance in which a principal or interest payment on a mortgage loan has not been made in full by the due date.

“Derivative” refers to a financial instrument that derives its value based on changes in an underlying factor, such as security or commodity prices, interest rates, currency rates or other financial indices. Examples of derivatives include futures, options and swaps.

“Duration” refers to the sensitivity of the value of a security to changes in interest rates. The duration of a financial instrument is the expected percentage change in its value in the event of a change in interest rates of 100 basis points.

“Duration gap” describes the extent to which estimated cash flows for assets and liabilities are matched, on average, over time and across interest rate scenarios. We typically measure duration gap in months. A positive duration gap signals a greater exposure to rising interest rates because it indicates that the duration of our assets exceeds the duration of our liabilities.

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

“FHFA” refers to the Federal Housing Finance Agency. Following the enactment of the Federal Housing Finance Regulatory Reform Act of 2008 on July 30, 2008, FHFA assumed the duties of our former regulators, the Office of Federal Housing Enterprise Oversight and the Department of Housing and Urban Development, with respect to safety, soundness and mission oversight of Fannie Mae and Freddie Mac.

“Fixed-rate mortgage” refers to a mortgage loan with an interest rate that does not change during the entire term of the loan.

“GAAP” refers to accounting principles generally accepted in the United States of America.

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

“HASP” refers to the Homeowner Affordability and Stability Plan announced by the Obama Administration on February 18, 2009, which is described in “Part I — Item 1 — Business — Executive Summary.”

“HomeSaver Advance” is a foreclosure prevention tool that Fannie Mae introduced in the first quarter of 2008. A HomeSaver Advance loan is a 15-year unsecured personal loan in an amount equal to all past due payments relating to a borrower’s first lien mortgage loan, generally up to the lesser of $15,000 or 15% of the unpaid principal balance of the delinquent first lien loan. The advance is used to bring the first lien mortgage loan current.

“HomeSaver Advance fair value losses” refer to losses recorded at the time we make a HomeSaver Advance loan to a borrower, which result from our recording HomeSaver Advance loans at their estimated fair value at the date of purchase from the servicers.

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

“Modification” refers to a change to the original mortgage terms, which may include a change to the product type (ARM or fixed-rate), interest rate, amortization term, maturity date and/or unpaid principal balance.

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

“Net worth” refers to the amount by which our total assets exceed our total liabilities, as reflected on our consolidated balance sheet prepared in accordance with generally accepted accounting principles.

“Notional amount” refers to the hypothetical dollar amount in an interest rate swap transaction on which exchanged payments are based. The notional amount in an interest rate swap transaction generally is not paid or received by either party to the transaction and is typically significantly greater than the potential market or credit loss that could result from such transaction.

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

“Pay-fixed swap” refers to an agreement under which we pay a predetermined fixed rate of interest based upon a set notional principal amount and receive a variable interest payment based upon a stated index, with the index resetting at regular intervals over a specified period of time. These contracts generally increase in value as interest rates rise and decrease in value as interest rates fall.

“Private-label securities” refers to mortgage-related securities issued by entities other than agency issuers Fannie Mae, Freddie Mac or Ginnie Mae.

“Receive-fixed swap” refers to an agreement under which we make a variable interest payment based upon a stated index, with the index resetting at regular intervals, and receive a predetermined fixed rate of interest based upon a set notional amount and over a specified period of time. These contracts generally increase in value as interest rates fall and decrease in value as interest rates rise.

“Regulatory Reform Act” refers to the Federal Housing Finance Regulatory Reform Act of 2008 (Public Law 110-289), which was enacted on July 30, 2008, as Division A of the Housing and Economic Recovery Act of 2008 (Public Law 110-289).

“REMIC” or “Real Estate Mortgage Investment Conduit” refers to a type of mortgage-related security in which interest and principal payments from mortgages or mortgage-related securities are structured into separately traded securities.

“REO” refers to real-estate owned by Fannie Mae because we have foreclosed on the property or obtained the property through a deed in lieu of foreclosure.

“Senior preferred stock” refers to the one million shares of Variable Liquidation Preference Senior Preferred Stock, Series 2008-2 that we issued to the U.S. Department of the Treasury on September 8, 2008.

“Senior preferred stock purchase agreement” refers to the senior preferred stock purchase agreement, dated as of September 7, 2008 and as amended and restated as of September 26, 2008, between Fannie Mae and the U.S. Department of the Treasury. On February 18, 2009, Treasury announced that is amending specified provisions of the agreement, as described in “Part I—Item 1—Business—Executive Summary.”

“Severity rate” or “loss severity rate” refers to percentage of the unpaid principal balance of a loan that we believe will not be recovered in the event of default.

“Single-class Fannie Mae MBS” refers to Fannie Mae MBS where the investors receive principal and interest payments in proportion to their percentage ownership of the MBS issue.

“Single-family business volume” refers to the sum in any given period of the unpaid principal balance of: (1) the single-family mortgage loans that we purchase for our investment portfolio; and (2) the single-family mortgage loans that we securitize into Fannie Mae MBS. Excludes single-family mortgage loans we securitize from our portfolio and the purchase of single-family Fannie Mae MBS for our investment portfolio.

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

“SOP 03-3” refers to the American Institute of Certified Public Accountants’ Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 is an accounting rule requiring that, when we purchase loans which both have evidence of credit deterioration since origination and for which it is probable we will not be able to collect all of the contractually due cash flows, we record our net investment in these loans at the lower of the acquisition cost of the loan or the estimated fair value at the date of acquisition. Typically, loans we acquire from our MBS trusts pursuant to our option to purchase upon default are accounted for under SOP 03-3. Because we acquire these loans from trusts at par value plus accrued interest, to the extent the par value of a loan exceeds the estimated fair value at the time we acquire the loan, we record the related SOP 03-3 fair value loss as a charge against the “Reserve for guaranty losses.”

“SOP 03-3 loan” refers to a loan we have acquired and accounted for in accordance with the American Institute of Certified Public Accountants’ Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, by recording our net investment in the loan at the lower of the acquisition cost of the loan or its estimated fair value at the date of acquisition. See the definition of “SOP 03-3” above for more information.

“SOP 03-3 fair value losses” refers to losses realized when we acquire a loan subject to the scope of SOP 03-3 and are required to mark the loan to its estimated fair value at the date of acquisition (to the extent that this estimated fair value is less than the acquisition cost of the loan) in accordance with the American Institute of Certified Public Accountants’ Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. See the definition of “SOP 03-3” above for more information.

“Stockholders’ equity” refers to the portion of our consolidated balance sheet that reflects the company’s book value, or the difference between our assets and our liabilities and minority interests in consolidated subsidiaries.

“Structured Fannie Mae MBS” refers to Fannie Mae MBS that are resecuritizations of other Fannie Mae MBS.

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

“Swaptions” refers to options on interest rate swaps in the form of contracts granting an option to one party and creating a corresponding commitment from the counterparty to enter into specified interest rate swaps in the future. Swaptions are traded in the over-the-counter market and not through an exchange.

“Trading securities” refers to investment securities we own that we have designated as “trading” for accounting purposes, rather than as “held-to-maturity” or “available-for-sale.” Gains and losses on trading securities are recognized in earnings.

“Treasury” refers to the U.S. Department of the Treasury.

“Treasury credit facility” refers to the lending agreement we entered into with the U.S. Department of the Treasury on September 19, 2008, pursuant to which we may request loans until December 31, 2009. The Treasury credit facility is described in “Part I—Item 1—Business—Conservatorship, Treasury Agreements, Our Charter and Regulation of Our Activities—Treasury Agreements—Treasury Credit Facility.”

“Warrant” refers to the warrant that we issued to the U.S. Department of the Treasury on September 7, 2008 to purchase shares of Fannie Mae common stock equal to 79.9% of the total number of shares of Fannie Mae common stock outstanding on a fully diluted basis on the date of exercise.

“Workout” refers to an action taken by a servicer with a borrower to resolve the problem of delinquent loan payments. Actions can include forbearance, a repayment plan, a loan modification or a HomeSaver Advance loan.

“Yield curve” refers to a graph showing the relationship between the yields on bonds of the same credit quality with different maturities. For example, a “normal” or positive sloping yield curve exists when long-term bonds have higher yields than short-term bonds. A “flat” yield curve exists when yields are relatively the same for short-term and long-term bonds. A “steep” yield curve exists when yields on long-term bonds are significantly higher than on short-term bonds. An “inverted” yield curve exists when yields on long-term bonds are lower than yields on short-term bonds.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk are set forth under the caption “Item 7—MD&A—Risk Management—Interest Rate Risk Management and Other Market Risks” of this report.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as in effect as of December 31, 2008, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2008 or as of the date of filing this report.

Our disclosure controls and procedures were not effective as of December 31, 2008 for three reasons:

•	our Board of Directors and its Audit Committee lacked oversight authority with respect to our disclosure controls and procedures;

•	our disclosure controls and procedures did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws; and

•	we had a material weakness in our internal control over financial reporting relating to the design of our controls over certain inputs to models used in measuring expected cash flows for the other-than-temporary impairment assessment process for private-label mortgage-related securities.

As described below, as of the date of this filing, we have remediated the weakness in our disclosure controls and procedures relating to our lack of a Board of Directors and Audit Committee with oversight authority over our disclosure controls and procedures; however, we have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from FHFA to Fannie Mae management in a manner that allows for timely decisions regarding our required disclosure, nor have we remediated the material weakness in our internal control over financial reporting relating to our other-than-temporary impairment assessment process for private-label mortgage-related securities. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of December 31, 2008 or as of the date of this filing, and we continue to have two material weaknesses in our internal control over financial reporting. These material weaknesses are described below under “Management’s Report on Internal Control Over Financial Reporting—Description of Material Weaknesses.”

We intend to design, implement and test new controls to remediate the material weakness in the design of our controls relating to the other-than-temporary impairment assessment process for private-label mortgage-related securities by September 30, 2009. However, given the nature of the weakness in our disclosure controls and procedures relating to information known by FHFA, it is likely that we will not remediate the weakness in our disclosure controls and procedures while we are under conservatorship.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making its assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment of our internal control over financial reporting as of December 31, 2008 identified three material weaknesses, which are described below. Because of these material weaknesses, management has concluded that our internal control over financial reporting was not effective as of December 31, 2008. Management also has concluded that our internal control over financial reporting also was not effective as of the date of filing this report.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our internal control over financial reporting, expressing an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2008. This report is included on page 222 below.

Description of Material Weaknesses

The Public Company Accounting Oversight Board’s Auditing Standard No. 5 defines a material weakness as a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that we had the following material weaknesses as of December 31, 2008:

•	Board of Directors and Audit Committee. Upon the appointment of FHFA as the conservator on September 6, 2008, the Board of Directors and its committees, including the Audit Committee, ceased to have any authority. The Audit Committee, in accordance with its charter, is responsible for reviewing and discussing with management and others the adequacy and effectiveness of our disclosure controls and procedures and management reports thereon, as well as the annual audited and quarterly unaudited financial statements and certain disclosures required to be contained in our periodic reports. In addition, our Audit Committee, as it existed prior to conservatorship, consulted with management to address disclosure and accounting issues and reviewed drafts of periodic reports before we filed these reports with the SEC.

•	Disclosure Controls and Procedures. We have been under the conservatorship of FHFA since September 6, 2008. Under the Regulatory Reform Act, FHFA is an independent agency that currently functions as both our conservator and our regulator with respect to our safety, soundness and mission. Because we are under the control of FHFA, some of the information that we may need to meet our disclosure obligations may be solely within the knowledge of FHFA. As our conservator, FHFA has the power to take actions without our knowledge that could be material to our shareholders and other stakeholders, and could significantly affect our financial performance or our continued existence as an ongoing business. Although we and FHFA attempted to design and implement disclosure policies and procedures that would account for the conservatorship and accomplish the same objectives as a disclosure controls and procedures policy of a typical reporting company, there are inherent structural limitations on our ability to design, implement, test or operate effective disclosure controls and procedures. As both our regulator and our conservator under the Regulatory Reform Act, FHFA is limited in its ability to design and implement a complete set of disclosure controls and procedures relating to Fannie Mae, particularly with respect to current reporting pursuant to Form 8-K. Similarly, as a regulated entity, we are limited in our ability to design, implement, operate and test the controls and procedures for which FHFA is responsible.

Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of December 31, 2008 or as of the date of filing this report. Given the structural nature of this weakness, it is likely that we will not remediate this material weakness while we are under conservatorship.

•	Model Inputs for Assessment of Other-than-temporary-Impairment for Private-label Mortgage-related Securities. We employ models to assess the expected performance of our securities under hypothetical scenarios. These models consider particular attributes of the loans underlying our securities and assumptions about changes in the economic environment, such as home prices and interest rates, to predict borrower behavior and the impact on default frequency, loss severity and remaining credit enhancement. These models were primarily implemented in the fourth quarter of 2007. We use these models in combination with our assessment of other relevant factors, including subordination level, security price, empirical severity and default, and external credit ratings, among others, to determine if a security is other-than-temporarily impaired. The models we use for assessing other-than-temporary impairment are not used by us for determining the fair value of private-label mortgage-related securities.

We did not maintain effective internal control over financial reporting with respect to the design of our controls over certain inputs to models used in measuring expected cash flows for the other-than-temporary-impairment assessment process for private-label mortgage-related securities. Specifically, the design of the controls over these model inputs did not require full testing or proper validation for accuracy of modifications prior to use in our other-than-temporary impairment assessment. As a result, an incorrect modification to a model input was made in the fourth quarter of 2008 and initially used in our other-than-temporary impairment assessment.

REMEDIATION ACTIVITIES AND CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Overview

Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Changes in our internal control over financial reporting since September 30, 2008 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting are described below.

Remediation Actions Relating to Board of Directors and Audit Committee

FHFA and Fannie Mae management took several actions during the fourth quarter of 2008 and first quarter of 2009 that remediated the material weakness in internal control over financial reporting relating to the lack of authority of our Board of Directors and Audit Committee over our disclosure controls and procedures. As a result of these actions, this material weakness was remediated as of the date of filing this report.

The remediation actions taken by FHFA and Fannie Mae management during the fourth quarter of 2008 and first quarter of 2009 included:

•	On November 24, 2008, FHFA, as conservator, reconstituted Fannie Mae’s Board of Directors and directed Fannie Mae regarding the function and authorities of the Board of Directors. FHFA’s delegation of authority to the Board became effective on December 19, 2008 when nine Board members were appointed by FHFA, in addition to the Board Chair who was appointed by FHFA on September 16, 2008. FHFA specified that Fannie Mae’s directors serve on behalf of the conservator and exercise their authority as directed by the conservator. In addition, FHFA instructed the Board to consult with and obtain the approval of the conservator before taking action in specified areas. For more information on FHFA’s delegation of authority to the Board, including the limitations of this delegation, and the current composition of the Board, refer to “Part III—Item 10—Directors, Executive Officers and Corporate Governance.”

•	On November 24, 2008, FHFA reconstituted four standing Board Committees, including the Audit Committee. Subject to consultation with and the approval of the conservator in specified areas (such as actions involving the retention and termination of external auditors and material changes in accounting policy), the Audit Committee has authority similar to its authority prior to conservatorship.

•	On December 19, 2008, FHFA issued an order appointing nine Board members (three of whom were Board members prior to the conservatorship). The Board Chair had previously been appointed by FHFA on September 16, 2008. For more information regarding these Board members, refer to “Part III—Item 10—Directors, Executive Officers and Corporate Governance—Directors.”

•	On December 24, 2008, the Board of Directors, by unanimous written consent and in consultation with FHFA, appointed four members of the Board to the Audit Committee and selected a chair of the Committee. For more information regarding the Audit Committee’s membership, refer to “Part III—Item 10—Directors, Executive Officers and Corporate Governance—Corporate Governance—Audit Committee Membership.”

•	On January 30, 2009, the Board held its first meeting, at which it approved and amended various governing documents to reflect the conservatorship, including our Bylaws, our Corporate Governance Guidelines and charters for the Audit, Compensation, Nominating and Corporate Governance, and Risk Policy and Capital Committees.

As a result of these actions, Fannie Mae has a Board of Directors and Audit Committee with delegated authority and responsibility for reviewing and discussing with management and others the adequacy and effectiveness of our disclosure controls and procedures and management reports thereon, as well as the annual audited and quarterly unaudited financial statements and certain disclosures required to be contained in our periodic reports. In addition, the newly reconstituted Audit Committee has resumed its role of consulting with

Fannie Mae management in addressing disclosure and accounting issues, and reviewing drafts of periodic reports before we file these reports with the SEC. For example:

•	During February 2009, members of the Board and the Audit Committee reviewed and discussed with management the disclosures contained in our annual report on Form 10-K for the year ended December 31, 2008, including the audited financial statements contained therein.

•	The Audit Committee reviewed and oversaw the process by which Fannie Mae’s Chief Executive Officer and Chief Financial Officer certified the annual report on Form 10-K for the year ended December 31, 2008. Pursuant to this process, management reported to the Audit Committee in February 2009 on our material weaknesses in internal control over financial reporting as of December 31, 2008.

•	All members of the Board of Directors approved and signed the 2008 Form 10-K prior to filing.

Accordingly, Fannie Mae management believes it now has in place the appropriate governance structure to provide oversight of our financial and accounting matters.

Changes in Management

During the fourth quarter of 2008, we appointed David M. Johnson as our new Chief Financial Officer and David C. Hisey as our Deputy Chief Financial Officer. For more information regarding these officers, refer to “Part III—Item 10—Directors, Executive Officers and Corporate Governance—Executive Officers.”

Identification of Material Weakness

During the first quarter of 2009, management identified an additional material weakness in our internal control over financial reporting as of December 31, 2008 relating to the design of our controls over certain inputs to models used in measuring expected cash flows for the other-than-temporary-impairment assessment process for private-label mortgage-related securities. This material weakness is described above under “Management’s Report on Internal Control Over Financial Reporting—Description of Material Weaknesses.” We are currently taking steps to remediate this material weakness, which we intend to complete by September 30, 2009.

MITIGATING ACTIONS RELATING TO MATERIAL WEAKNESSES

Disclosure Controls and Procedures

As described above under “Management’s Report On Internal Control Over Financial Reporting—Description of Material Weaknesses,” we have not remediated the material weakness in our internal control over financial reporting relating to our disclosure controls and procedures as of December 31, 2008 or as of the date of filing this report. However, during the fourth quarter of 2008 and the first two months of 2009, we and FHFA have engaged in the following practices intended to permit accumulation and communication to management of information needed to meet our disclosure obligations under the federal securities laws:

•	FHFA has established the Office of Conservator Affairs, which is intended to facilitate operation of the company with the oversight of the conservator.

•	We have provided drafts of our SEC filings to FHFA personnel for their review and comment prior to filing. We also have provided drafts of external press releases, statements and speeches to FHFA personnel for their review and comment prior to release.

•	FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including our 2008 Form 10-K, and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our 2008 Form 10-K, FHFA provided Fannie Mae management with a written acknowledgement that it had reviewed the 2008 Form 10-K, was not aware of any material misstatements or omissions in the 2008 Form 10-K, and had no objection to our filing the 2008 Form 10-K.

•	The Director of FHFA and our Chief Executive Officer have been in frequent communication, typically meeting (in person or by phone) on a weekly basis.

•	FHFA representatives have held frequent meetings, typically weekly, with various groups within the company to enhance the flow of information and to provide oversight on a variety of matters, including accounting, capital markets management, external communications and legal matters.

•	Senior officials within FHFA’s accounting group have met frequently, typically weekly, with our senior financial executives regarding our accounting policies, practices and procedures.

Model Inputs for Assessment of Other-than-temporary Impairment for Private-label Mortgage-related Securities

As described above under “Management’s Report on Internal Control Over Financial Reporting — Description of Material Weaknesses,” we have a material weakness in our internal control over financial reporting relating to the design of our controls over certain inputs to models used in measuring expected cash flows for the other-than-temporary-impairment assessment process for private-label mortgage-related securities. Specifically, the design of the controls over these model inputs does not require full testing or proper validation for accuracy of modifications prior to use in our other-than-temporary impairment assessment. As a result, an incorrect modification to a model input was made in the fourth quarter of 2008 and initially used in our other-than-temporary impairment assessment.

Once management identified this weakness, it reviewed and corrected the applicable model inputs, and re-performed the other-than-temporary impairment assessment using the correct model inputs. As a result, although we have not yet remediated the design of the controls over model inputs that constitute this material weakness, because of the additional procedures management conducted during the first quarter of 2009, we have recorded the correct amount of other-than-temporary impairment on our private-label mortgage-related securities in our financial statements for the year ended December 31, 2008 that are included in this report. We are currently taking steps to remediate this material weakness, which we intend to complete by September 30, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Fannie Mae:

We have audited Fannie Mae and consolidated entities’ (In conservatorship) (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

•	Board of Directors and Audit Committee—The Company’s Board of Directors and its Audit Committee lacked oversight authority with respect to disclosure controls and procedures.

•	Disclosure Controls and Procedures—The Company’s disclosure controls and procedures did not adequately ensure the accumulation and communication to management of information known to the Federal Housing Finance Agency that is needed to meet the Company’s disclosure obligations under the federal securities laws.

•	Model Inputs for Assessment of Other-than-temporary-Impairment for Private-label Mortgage-related Securities—The Company did not maintain effective internal control over financial reporting with respect to the design of its controls over certain inputs to models used in measuring expected cash flows for the other-than-temporary-impairment assessment process for private-label mortgage-related securities.

Specifically, the design of the controls over these model inputs did not require full testing or proper validation for accuracy of modifications prior to use in the Company’s other-than-temporary impairment assessment. As a result, an incorrect modification to a model input was made in the fourth quarter of 2008 and initially used in the Company’s other-than-temporary impairment assessment.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated February 26, 2009 expressed an unqualified opinion on those financial statements and included explanatory paragraphs describing the Company’s adoption of new accounting standards and the Company’s dependence upon the continued support of the United States Government, various United States Government agencies and the Company’s conservator and regulator, the Federal Housing Finance Agency.

/s/  Deloitte & Touche LLP

Washington, DC
February 26, 2009

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

DIRECTORS

Our current directors are listed below. They have provided the following information about their principal occupation, business experience and other matters. Upon FHFA’s appointment as our conservator on September 6, 2008, FHFA succeeded to all rights, titles, powers and privileges of any director of Fannie Mae with respect to Fannie Mae and its assets. As a result, although four of our directors initially were appointed to our Board prior to December 19, 2008, during the period from September 6, 2008 until December 19, 2008, our directors had no power or duty to manage, direct or oversee the business and affairs of Fannie Mae. More information about FHFA’s September 6, 2008 appointment as our conservator and its subsequent reconstitution of our Board and direction regarding the Board’s function and authorities can be found below in “Corporate Governance—Conservatorship and Delegation of Authority to Board of Directors.”

Herbert M. Allison, Jr., 65, has been President and Chief Executive Officer of Fannie Mae since September 2008. Prior to joining Fannie Mae, Mr. Allison served as Chairman, President and Chief Executive Officer of Teachers Insurance and Annuity Association—College Retirement Equities Fund (TIAA-CREF) from November 2002 to April 2008, and President and Chief Executive Officer of Alliance for Lifelong Learning, a nonprofit distance-education company, from 2000 to 2002. Prior to that, Mr. Allison held several positions during his employment from 1971 to 1999 at Merrill Lynch & Co., including President and Chief Operating Officer from 1997 to 1999. Mr. Allison is a director of Time Warner Inc. He also serves on the Advisory Board of the Yale School of Management and the Advisory Council of Stanford Business School. Mr. Allison has been a Fannie Mae director since December 2008.

Dennis R. Beresford, 70, has served as Ernst & Young Executive Professor of Accounting at the J.M. Tull School of Accounting, Terry College of Business, University of Georgia since 1997. From 1987 to 1997, Mr. Beresford served as Chairman of the Financial Accounting Standards Board, or FASB, the designated organization in the private sector for establishing standards of financial accounting and reporting in the U.S. From 1961 to 1986, Mr. Beresford was with Ernst & Young LLP, including ten years as a Senior Partner and National Director of Accounting. In addition, Mr. Beresford served on the SEC Advisory Committee on Improvements to Financial Reporting. Mr. Beresford is a member of the Board of Directors and Chairman of the Audit Committee of Kimberly-Clark Corporation and Legg Mason, Inc. He is a certified public accountant. Mr. Beresford initially became a Fannie Mae director in May 2006, before we were put into conservatorship, and FHFA appointed Mr. Beresford to Fannie Mae’s Board in December 2008.

William Thomas Forrester, 60, served as Chief Financial Officer of The Progressive Corporation from 1999 until his retirement in March 2007, and served in a variety of senior financial and operating positions with Progressive prior to that time. Mr. Forrester serves as a director of The Navigators Group, Inc. Mr. Forrester has been a Fannie Mae director since December 2008.

Brenda J. Gaines, 59, served as President and Chief Executive Officer of Diners Club North America, a subsidiary of Citigroup, from October 2002 until her retirement in April 2004. She served as President, Diners Club North America, from February 1999 to September 2002. From 1988 until her appointment as President, she held various positions within Diners Club North America, Citigroup and Citigroup’s predecessor corporations. She also served as Deputy Chief of Staff for the Mayor of the City of Chicago from 1985 to 1987 and as Chicago Commissioner of Housing from 1983 to 1985. In addition, Ms. Gaines serves as a director of Office Depot, NICOR, Inc. and Tenet Healthcare Corporation. Ms. Gaines initially became a Fannie Mae director in September 2006, before we were put into conservatorship, and FHFA appointed Ms. Gaines to Fannie Mae’s Board in December 2008.

Charlynn Goins, 66, served as Chairman of the Board of Directors of New York City Health and Hospitals Corporation from June 2004 to October 2008. She also served on the Board of Trustees of The Mainstay

Funds, New York Life Insurance Company’s retail family of funds, from June 2001 through July 2006 and on the Board of Directors of The Community’s Bank from February 2001 through June 2004. Ms. Goins serves as the Vice Chairman of the New York Community Trust and as a trustee of the Brooklyn Museum of Art. She also serves as a director of AXA Financial Inc. and its subsidiaries AXA Equitable and MONY Life. Ms. Goins has been a Fannie Mae director since December 2008.

Frederick B. “Bart” Harvey III, 59, retired in March 2008 from his role as chairman of the Board of Trustees of Enterprise Community Partners, a provider of development capital and technical expertise to create affordable housing and rebuild communities. Mr. Harvey was Enterprise’s chief executive officer from 1993 to 2007. He joined Enterprise in 1984, and a year later became vice chairman. Before joining Enterprise, Mr. Harvey served in various domestic and international positions with Dean Witter Reynolds, leaving as Managing Director of Corporate Finance. Mr. Harvey initially became a Fannie Mae director in August 2008, before we were put into conservatorship, and FHFA appointed Mr. Harvey to Fannie Mae’s Board in December 2008.

Philip A. Laskawy, 67, retired from Ernst & Young in September 2001, after having held several positions during his employment there from 1961 to 2001, including serving as Chairman and Chief Executive Officer from 1994 until his retirement in September 2001. Mr. Laskawy currently serves on the Boards of Directors of General Motors Corporation, Henry Schein, Inc., Lazard Ltd. and Loews Corporation. Mr. Laskawy initially became a director and Chairman of Fannie Mae’s Board in September 2008.

Egbert L. J. Perry, 53, is the Chairman and Chief Executive Officer of the Integral Group LLC. Founded in 1993 by Mr. Perry, Integral is a real estate advisory, investment management and development company based in Atlanta. Mr. Perry has over 29 years experience as a real estate professional, including work in urban development, developing and investing in mixed-income, mixed-use communities, affordable/work force housing and commercial real estate projects in markets across the country. Mr. Perry served from 2002 through 2008 as a director of the Federal Reserve Bank of Atlanta. He also serves as a director of Atlanta Life Financial Group and the Advisory Board of the Penn Institute for Urban Research and as a trustee of the University of Pennsylvania and Children’s Healthcare of Atlanta. Mr. Perry has been a Fannie Mae director since December 2008.

David H. Sidwell, 55, served as Chief Financial Officer of Morgan Stanley from March 2004 to October 2007 and as an Executive Vice President from March 2004 to May 2007. From 1984 to March 2004, Mr. Sidwell worked for JPMorgan Chase & Co. in a variety of financial and operating positions, most recently as Chief Financial Officer of JPMorgan Chase’s investment bank from January 2000 to March 2004. Mr. Sidwell serves as a Trustee of the International Accounting Standards Committee Foundation. Mr. Sidwell also serves as a director of UBS AG. Mr. Sidwell has been a Fannie Mae director since December 2008.

Diana L. Taylor, 54, has been a Managing Director for Wolfensohn & Company, a strategic consulting and investment firm, since March 2007. She served as the Superintendent of Banks for the state of New York from 2003 to 2007. Ms. Taylor serves as a trustee of Dartmouth College and as a director of Allianz Global Investors, Brookfield Properties Corporation and Sotheby’s. Ms. Taylor has been a Fannie Mae director since December 2008.

CORPORATE GOVERNANCE

Conservatorship and Delegation of Authority to Board of Directors

On September 6, 2008, the Director of FHFA appointed FHFA as conservator of Fannie Mae in accordance with the Regulatory Reform Act and the 1992 Act.

Upon its appointment, the conservator immediately succeeded to all rights, titles, powers and privileges of Fannie Mae, and of any stockholder, officer or director of Fannie Mae with respect to Fannie Mae and its assets, and succeeded to the title to the books, records and assets of any other legal custodian of Fannie Mae. As a result, Fannie Mae’s Board of Directors no longer had the power or duty to manage, direct or oversee the business and affairs of Fannie Mae.

On November 24, 2008, FHFA, as conservator, reconstituted our Board of Directors and directed us regarding the function and authorities of the Board of Directors. FHFA’s delegation of authority to the Board became effective on December 19, 2008 when FHFA appointed nine Board members to serve in addition to the Board Chairman, who was appointed by FHFA on September 16, 2008. The delegation of authority will remain in effect until modified or rescinded by the conservator. The conservatorship has no specified termination date. The directors serve on behalf of the conservator and exercise their authority as directed by and with the approval, where required, of the conservator. Our directors do not have any duties to any person or entity except to the conservator. Accordingly, our directors are not obligated to consider the interests of the company, the holders of our equity or debt securities or the holders of Fannie Mae MBS unless specifically directed to do so by the conservator.

The conservator instructed that in taking actions the Board should ensure that appropriate regulatory approvals have been received. In addition, the conservator directed the Board to consult with and obtain the approval of the conservator before taking action in the following areas:

(1)	actions involving capital stock, dividends, the senior preferred stock purchase agreement, increases in risk limits, material changes in accounting policy and reasonably foreseeable material increases in operational risk;

(2)	the creation of any subsidiary or affiliate or any substantial non-ordinary course transactions with any subsidiary or affiliate;

(3)	matters that relate to conservatorship;

(4)	actions involving hiring, compensation and termination benefits of directors and officers at the executive vice president level and above and other specified executives;

(5)	actions involving retention and termination of external auditors and law firms serving as consultants to the Board;

(6)	settlements of litigation, claims, regulatory proceedings or tax-related matters in excess of a specified threshold;

(7)	any merger with or acquisition of a business for consideration in excess of $50 million; and

(8)	any action that in the reasonable business judgment of the Board at the time that the action is taken is likely to cause significant reputational risk.

For more information on the conservatorship, refer to “Part I—Item 1—Business—Conservatorship, Treasury Agreements, Our Charter and Regulation of Our Activities—Conservatorship.”

Composition of Board of Directors

On November 24, 2008, FHFA directed that Fannie Mae’s Board will have a minimum of nine and not more than thirteen directors. There will be a non-executive Chairman of the Board, and Fannie Mae’s Chief Executive Officer will be the only corporate officer serving as a director. The initial directors were appointed by the conservator, with Mr. Laskawy appointed as Chairman on September 16, 2008, and the remaining directors appointed, in consultation with the Chairman, upon the Board’s reconstitution on December 19, 2008. Subsequent vacancies may be filled by the Board, subject to review by the conservator. Each director will serve on the Board until the earlier of (1) resignation or removal by the conservator or (2) the election of a successor director at an annual meeting of shareholders.

As directed by FHFA, Fannie Mae’s Board has four standing committees: the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee and the Risk Policy and Capital Committee. The Board and the standing Board committees function in accordance with the applicable designated duties and with the authorities as set forth in federal statutes, regulations and FHFA examination and policy guidance, Delaware law (for corporate governance purposes) and in Fannie Mae’s bylaws and applicable charters of Fannie Mae’s Board committees. Such duties or authorities may be modified by the conservator at any time. The Board also has an Executive Committee, as provided in Fannie Mae’s bylaws.

Under the Charter Act, our Board shall at all times have as members at least one person from the homebuilding, mortgage lending and real estate industries, and at least one person from an organization representing consumer or community interests or one person who has demonstrated a career commitment to the provision of housing for low-income households. It is the policy of the Board that a substantial majority of Fannie Mae’s directors will be independent, in accordance with the standards adopted by the Board. In addition, the Board, as a group, must be knowledgeable in business, finance, capital markets, accounting, risk management, public policy, mortgage lending, real estate, low-income housing, homebuilding, regulation of financial institutions and any other areas that may be relevant to the safe and sound operation of Fannie Mae.

Fannie Mae’s bylaws provide that each director holds office for the term to which he or she was elected or appointed and until his or her successor is chosen and qualified or until he or she dies, resigns, retires or is removed from office in accordance with the law, whichever occurs first. Under the Charter Act, each director is elected or appointed for a term ending on the date of our next stockholders’ meeting. As noted above, however, the conservator has appointed the current directors, delegated to the Board the authority to appoint directors to subsequent vacancies with conservator approval, and defined the term of service of directors during conservatorship.

Corporate Governance Information, Committee Charters and Codes of Conduct

Our Corporate Governance Guidelines, as well as the charters for standing Board committees, including our Board’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, are posted on our Web site, www.fanniemae.com, under “Corporate Governance.”

We have a Code of Conduct that is applicable to all officers and employees and a Code of Conduct and Conflicts of Interest Policy for Members of the Board of Directors. Our Code of Conduct also serves as the code of ethics for our Chief Executive Officer and senior financial officers required by the Sarbanes-Oxley Act of 2002 and implementing regulations of the SEC. These codes have been posted on our Web site, www.fanniemae.com, under “Corporate Governance.” We will make disclosures by posting on our Web site changes to or waivers from these codes for any of our executive officers or directors.

Copies of these documents also are available in print to any stockholder who requests them.

Audit Committee Membership

Our Board has a standing Audit Committee consisting of Mr. Beresford, who is the Chair, Mr. Forrester, Ms. Gaines and Ms. Goins, all of whom are independent under the NYSE listing standards, Fannie Mae’s Corporate Governance Guidelines and other SEC rules and regulations applicable to audit committees. The Board has determined that Mr. Beresford, Mr. Forrester and Ms. Gaines each have the requisite experience to qualify as an “audit committee financial expert” under the rules and regulations of the SEC and has designated each of them as such.

NYSE Matters; Sarbanes-Oxley Act Certification

We received a notice from the NYSE on November 12, 2008 that we had failed to satisfy one of the NYSE’s standards for continued listing of Fannie Mae’s common stock because the average closing price of the common stock during the 30 consecutive trading days ended November 12, 2008 had been less than $1.00 per share. As a result, the NYSE informed us that we were not in compliance with the NYSE’s continued listing criteria under Section 802.01C of the NYSE Listed Company Manual.

On November 26, 2008, we advised the NYSE that we intend to cure this deficiency by May 11, 2009. Although we are currently working with FHFA, as our conservator, to determine the specific action or actions that we will take to cure the deficiency, we have advised the NYSE that, if necessary to bring our common stock’s share price and its average share price for 30 consecutive trading days above $1.00, and subject to the approval of Treasury, we might undertake a reverse stock split in order to cure the deficiency prior to May 11, 2009.

Under applicable NYSE rules, we now have until May 11, 2009, subject to supervision by the NYSE, to bring our common stock’s share price and its average share price for the 30 consecutive trading days preceding May 11, 2009, above $1.00. If our common stock’s share price and average share price fail to meet this standard, the NYSE rules provide that the NYSE will initiate suspension and delisting procedures.

Our common stock and the series of our preferred stock listed for trading on the NYSE currently remain listed and continue to trade on the NYSE under the symbol or prefix “FNM,” but each has been assigned a “.BC” indicator by the NYSE to signify that we are not currently in compliance with the NYSE’s quantitative continued listing standards.

The NYSE listing standards require each listed company’s chief executive officer to certify annually that he or she is not aware of any violation by the company of the NYSE’s corporate governance listing standards, qualifying the certification to the extent necessary. In June 2008, we submitted to the NYSE our Chief Executive Officer’s certificate without qualification. We have been in discussions with the staff of the NYSE regarding the effect of the conservatorship on our ongoing compliance with the rules of the NYSE and the continued listing of our stock on the NYSE in light of the unique circumstances of the conservatorship. To date, we have not been informed of any related non-compliance by the NYSE.

As of February 26, 2009, our common stock continues to trade on the NYSE.

With the filing of this 2008 Form 10-K, we are filing our annual consolidated financial statements for 2008 and related certifications by our Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act of 2002.

Executive Sessions

Prior to our being placed in conservatorship, our non-management directors met regularly in executive session without management present. Time for an executive session was reserved at every regularly scheduled Board meeting. During that period, the then non-executive Chairman of the Board, Stephen B. Ashley, typically presided over these sessions. Since the Board was reconstituted by FHFA in December 2008, our non-management directors have resumed meeting regularly in executive sessions without management present. As before, time for executive sessions is reserved at every regularly scheduled Board meeting. The non-executive Chairman of the Board, Mr. Laskawy, presides over these sessions.

Communications with Directors

Interested parties wishing to communicate any concerns or questions about Fannie Mae to the non-executive Chairman of the Board or to our non-management directors as a group may do so by electronic mail addressed to “board@fanniemae.com,” or by U.S. mail addressed to Fannie Mae Directors, c/o Office of the Corporate Secretary, Fannie Mae, Mail Stop 1H-2S/05, 3900 Wisconsin Avenue NW, Washington, DC 20016-2892. Communications may be addressed to a specific director or directors, including Mr. Laskawy, the Chairman of the Board, or to groups of directors, such as the independent or non-management directors.

The Office of the Corporate Secretary is responsible for processing all communications to a director or directors. Communications that are deemed by the Office of the Corporate Secretary to be commercial solicitations, ordinary course customer inquiries, incoherent or obscene are not forwarded to directors.

Director Nominations; Shareholder Proposals

During the conservatorship, FHFA, as conservator, has all powers of the shareholders and Board of Directors of Fannie Mae. As a result, under the Regulatory Reform Act Fannie Mae’s common shareholders no longer have the ability to recommend director nominees or elect the directors of Fannie Mae or bring business before any meeting of shareholders pursuant to the procedures in our bylaws. In consultation with the conservator, we currently have no plans to hold an annual meeting of shareholders in 2009. For more information on the conservatorship, refer to “Part I—Item 1—Business—Conservatorship, Treasury Agreements, Our Charter and Regulation of Our Activities—Conservatorship.”

EXECUTIVE OFFICERS

Our current executive officers who are not also members of the Board of Directors are listed below. They have provided the following information about their principal occupation, business experience and other matters.

Kenneth J. Bacon, 54, has been Executive Vice President—Housing and Community Development since July 2005. He was interim head of Housing and Community Development from January 2005 to July 2005. He was Senior Vice President—Multifamily Lending and Investment from May 2000 to January 2005, and Senior Vice President—American Communities Fund from October 1999 to May 2000. From August 1998 to October 1999 he was Senior Vice President of the Community Development Capital Corporation. He was Senior Vice President of Fannie Mae’s Northeastern Regional Office in Philadelphia from May 1993 to August 1998. Mr. Bacon became a director of the Fannie Mae Foundation in January 1995 and a Vice Chairman of the Fannie Mae Foundation in January 2005. Mr. Bacon is also a director of Comcast Corporation and the Corporation for Supportive Housing. He is a member of the Executive Leadership Council and the Real Estate Round Table.

David C. Benson, 49, has been Executive Vice President—Capital Markets and Treasury since late August 2008. Prior to that time, Mr. Benson served as Fannie Mae’s Senior Vice President and Treasurer, from March 2006 to August 2008, and as Fannie Mae’s Vice President and Assistant Treasurer, from June 2002 to February 2006. Prior to joining Fannie Mae, Mr. Benson was Managing Director in the fixed income division of Merrill Lynch & Co. From 1988 through 2002, he served in several capacities in the areas of risk management, trading, debt syndication and e-commerce based in New York and London.

David C. Hisey, 48, has been Executive Vice President and Deputy Chief Financial Officer since November 2008. Mr. Hisey previously served as Executive Vice President and Chief Financial Officer from August to November 2008, as Senior Vice President and Controller from February 2005 to August 2008 and as Senior Vice President, Financial Controls and Operations from January to February 2005. Prior to joining Fannie Mae, Mr. Hisey was Corporate Vice President of Financial Services Consulting, Managing Director and practice leader of the Lending and Leasing Group of BearingPoint, Inc., a management consulting and systems integration company. Prior to joining BearingPoint in 2000, Mr. Hisey was a partner with KPMG, LLP. Mr. Hisey serves as our principal accounting officer and is a certified public accountant.

David M. Johnson, 48, has been Executive Vice President and Chief Financial Officer since November 2008. Prior to joining Fannie Mae, Mr. Johnson held the position of Executive Vice President and Chief Financial Officer of The Hartford Financial Services Group, Inc., a diversified insurance/financial services company, from 2001 until April 2008. Mr. Johnson had previously served as Senior Executive Vice President and Chief Financial Officer of Cendant Corporation from November 1998 through January 2001. Prior to joining Cendant Corporation, Mr. Johnson served as a Managing Director in the Investment Banking Division at Merrill Lynch, Pierce, Fenner and Smith, Inc., where he started in 1986.

Linda K. Knight, 59, has served as Executive Vice President—Enterprise Operations & Securities since November 2008. Ms. Knight has been responsible for enterprise operations since April 2007, except for a period from August 2008 to September 2008. She has been responsible for Securities since August 2008. Ms. Knight served under the title Executive Vice President—Securities from August to November 2008 and as Executive Vice President—Enterprise Operations from April 2007 until August 2008. Previously, Ms. Knight served as Executive Vice President—Capital Markets from March 2006 to April 2007. Before that, she served as Senior Vice President and Treasurer from February 1993 to March 2006, and Vice President and Assistant Treasurer from November 1986 to February 1993. Ms. Knight held the position of Director, Treasurer’s Office from November 1984 to November 1986. Ms. Knight joined Fannie Mae in August 1982 as a senior market analyst.

Thomas A. Lund, 50, has been Executive Vice President—Single-Family Mortgage Business since July 2005. He was interim head of Single-Family Mortgage Business from January 2005 to July 2005 and Senior Vice President—Chief Acquisitions Office from January 2004 to January 2005. Mr. Lund served as Senior Vice President—Investor Channel from August 2000 to January 2004; Senior Vice President—Southwestern Regional Office, Dallas, Texas from July 1996 to July 2000; and Vice President for marketing from January 1995 to July 1996.

William B. Senhauser, 46, has been Senior Vice President and Chief Compliance Officer since December 2005. Mr. Senhauser previously served as Vice President for Regulatory Agreements and Restatement from October 2004 to December 2005 and Vice President for Operating Initiatives from January 2003 to September 2004. Mr. Senhauser joined Fannie Mae in 2000 as Vice President for Fair Lending.

Michael A. Shaw, 61, has been Executive Vice President and Enterprise Risk Officer since November 2008 and served as Executive Vice President and Chief Risk Officer from August 2008 to November 2008. Mr. Shaw previously served as Senior Vice President—Credit Risk Oversight beginning in April 2006, when he joined Fannie Mae. Prior to that time, Mr. Shaw was employed at JPMorgan Chase & Co., where he served as Senior Credit Executive from 2004 to 2006, as Senior Risk Executive, Policy, Reporting, Analytics and Finance during 2004 and as Senior Credit Executive—Consumer, Chase Financial Services from 2003 to 2004.

Michael J. Williams, 51, has been Executive Vice President and Chief Operating Officer since November 2005. Mr. Williams previously served as Fannie Mae’s Executive Vice President for Regulatory Agreements and Restatement from February to November 2005. Mr. Williams also served as President—Fannie Mae eBusiness from July 2000 to February 2005 and as Senior Vice President—e-commerce from July 1999 to July 2000. Prior to this, Mr. Williams served in various roles in the Single-Family and Corporate Information Systems divisions of Fannie Mae. Mr. Williams joined Fannie Mae in 1991.

Under our bylaws, each executive officer holds office until his or her successor is chosen and qualified or until he or she resigns, retires or is removed from office.

Section 16(a) Beneficial Ownership Reporting Compliance

Our directors and officers file with the SEC reports on their ownership of our stock and on changes in their stock ownership. Based on a review of forms filed during 2008 or with respect to 2008 and on written representations from our directors and officers, we believe that all of our directors and officers timely filed all required reports and reported all transactions reportable during 2008.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Our Named Executives for 2008

In accordance with SEC rules, this section discusses compensation decisions relating to our Chief Executive Officer and Chief Financial Officer, each person who served in one of those roles during 2008, our next three most highly compensated executive officers during 2008 who continued to serve as executive officers at the end of 2008, and two former officers who were among our most highly compensated executive officers during 2008. We refer to these individuals as our named executives. Because our 2008 executive compensation arrangements for our named executives vary depending on whether the executives joined Fannie Mae in 2008, served as executive officers throughout 2008, or ceased serving as executive officers during 2008, we identify our named executives below according to these three groups.

Our named executives for 2008 are:

Executives who joined Fannie Mae in 2008:

•	Herbert M. Allison, Jr., President and Chief Executive Officer

•	David M. Johnson, Executive Vice President and Chief Financial Officer

Executives who joined Fannie Mae prior to 2008 and who continue to serve as executive officers:

•	Kenneth J. Bacon, Executive Vice President—Housing and Community Development

•	David C. Hisey, Executive Vice President and Deputy Chief Financial Officer (served as Chief Financial Officer from August 2008 to November 2008 and as Controller from January 2005 to August 2008)

•	Thomas A. Lund, Executive Vice President—Single-Family Mortgage Business

•	Michael J. Williams, Executive Vice President and Chief Operating Officer

Executives who ceased serving as executive officers in 2008:

•	Daniel H. Mudd, former President and Chief Executive Officer

•	Stephen M. Swad, former Executive Vice President and Chief Financial Officer

•	Enrico Dallavecchia, former Executive Vice President and Chief Risk Officer

•	Robert J. Levin, former Executive Vice President and Chief Business Officer

Impact of the Conservatorship on Executive Compensation

As discussed above under “Part I—Item 1—Business—Conservatorship, Treasury Agreements, Our Charter and Regulation of Our Activities,” the Director of FHFA appointed FHFA as conservator of Fannie Mae on September 6, 2008. This event and the conditions that led to it had a significant impact on our executives, their compensation and the process by which executive compensation for 2008 was determined.

2008 Executive Compensation Decisions Have Been Made or Approved by Our Conservator

Upon its appointment as our conservator in September 2008, FHFA immediately succeeded to all rights, titles, powers and privileges of Fannie Mae, and of any shareholder, officer or director of Fannie Mae with respect to Fannie Mae and its assets. As a result, our then-existing Board of Directors no longer had the power or duty to manage, direct or oversee the business and affairs of Fannie Mae, and the Board and its committees, including the Compensation Committee, ceased functioning from the date of conservatorship until late December 2008. Of the compensation determinations for 2008 discussed below, only the salary levels for our executive officers who served prior to conservatorship were determined by the Compensation Committee of the prior Board. The rest of the executive compensation decisions discussed below were determined by or approved by FHFA, in consultation with the Secretary of the Treasury. In particular, the determinations that incentive compensation would not be paid for 2008 and decisions regarding the structure of the 2008 Retention Program were made by FHFA. The amount of the retention awards and the amount of Mr. Johnson’s salary were approved by FHFA after considering management’s recommendations. Mr. Allison, our Chief Executive Officer, reviewed management’s recommendations before they were provided to FHFA. FHFA has provided the information below regarding the factors it considered in reaching these executive compensation determinations.

After September 2008, FHFA reconstituted our Board of Directors, directed us regarding the function and authorities of the Board, and appointed six new and three returning directors to our Board to serve in addition to our Board Chairman, who was appointed by FHFA in September 2008. The reconstituted Compensation Committee first met in late January 2009.

Conservator’s determination relating to 2008 Incentive Compensation and Establishment of 2008 Retention Program

Conservator’s determination relating to 2008 Annual Incentive Plan Bonus Payments and Stock-Based Long-Term Incentive Awards.  Our compensation of executive officers for 2008 was originally structured to include three principal cash and stock components: (1) salary, (2) the opportunity to receive cash bonuses under our Annual Incentive Plan, which measured both corporate and individual performance during the year against goals established by the Board of Directors at the beginning of the year and (3) the opportunity to receive long-term incentive awards, generally in the form of restricted stock, which were to be awarded based on the achievement of corporate goals.

On September 15, 2008, given our overall performance relative to the goals established by the Board in early 2008, the conservator determined that no executive officer would be entitled to receive a cash bonus under our Annual Incentive Plan. In addition, the conservator determined that long-term incentive awards would not be made to any executive officer for 2008 performance.

Conservator’s Establishment of 2008 Retention Program.  On September 15, 2008, the conservator established a broad-based employee retention program, which we refer to as the 2008 Retention Program, under which some of our named executives received cash retention awards. Thirty-three percent of each of these awards is “performance-based” and may become payable, in whole or in part, in February 2010 if the named executive continues to be employed by us at that time or is involuntarily terminated for reasons other than unsatisfactory performance. The amount of the payment will be determined based on our performance against goals that we expect will be established in the next few months by the Board and that must be approved by the conservator. The balance of each cash retention award is “service-based,” payable in three installments as follows: 20% was paid in December 2008, 20% will become payable in April 2009 and 27% will become payable in November 2009. The April 2009 and November 2009 payments will become payable only if the named executive remains employed by us on the payment date or is involuntarily terminated for reasons other than unsatisfactory performance.

Our 2009 Compensation Program

In September 2008, the conservator initially determined that our executive compensation for 2009 would consist of: (1) salary, (2) the opportunity to receive cash bonuses under the Annual Incentive Plan and (3) the opportunity to receive long-term incentive deferred cash awards. However, standards regarding executive compensation levels and components, particularly in the financial services industry, are changing significantly. For example, the American Recovery and Reinvestment Act of 2009, signed into law on February 17, 2009, provides limitations on executive compensation for entities receiving financial assistance under the TARP. We have not received assistance under TARP. Additionally, on February 4, 2009, Treasury announced new restrictions on executive compensation that will apply prospectively to certain financial institutions receiving government assistance. We do not know how these new standards or other market developments might affect our executive compensation program for 2009.

The Compensation Committee and our conservator intend to develop an executive compensation program for 2009 that reflects evolving standards regarding executive compensation and enables us to recruit and retain well-qualified executives. The Compensation Committee expects to meet with our senior risk officer to discuss and review the relationship between our risk management policies and practices and the incentive compensation arrangements of our senior executive officers, to ensure that the senior executive officer incentive compensation arrangements do not encourage the senior executive officers to take unnecessary and excessive risks. The Compensation Committee and our conservator have not yet made any decisions regarding our 2009 compensation program.

What were the conservator’s goals in establishing the 2008 Retention Program?

In establishing the 2008 Retention Program, which was established prior to Treasury’s recent announcement of compensation restrictions at certain U.S. financial institutions, the conservator sought to provide meaningful financial incentives for employees to remain at Fannie Mae. Retaining critical employees was essential to ensure our viability through 2010, which would allow Congress, the administration and other parties involved time to determine what the form and function of the company will be in future years.

How does the 2008 Retention Program address the conservator’s goals?

The design of the 2008 Retention Program. By structuring awards to provide for service-based cash payouts over a two-year period, the 2008 Retention Program was designed to provide incentives for employees to remain at Fannie Mae. Structuring executive retention awards so that payment of a portion is subject to corporate performance supports the goal of ensuring individual compensation is partly based on corporate performance.

As discussed below in “How did FHFA or Fannie Mae determine the amount of each element of 2008 direct compensation?—Retention Award Determinations,” the size of the retention awards was based on the criticality to the company of the position that each executive holds, the expertise of the individual and future potential of the individual. The overall pool for retention awards was smaller than the potential 2008 pool for awards under our Annual Incentive Plan; however, a specific individual’s award could be significantly less than or greater than the individual’s target Annual Incentive Plan bonus. The awards were structured this way in recognition of Fannie Mae’s unsatisfactory performance in 2008, coupled with our urgent need to retain people in the most critical positions.

What compensation arrangements do we have with Mr. Allison, our Chief Executive Officer?

At his request, Mr. Allison, who became our Chief Executive Officer on September 7, 2008, did not receive any salary or bonus for his 2008 service to Fannie Mae. In 2008, Mr. Allison reimbursed us our incremental cost for his use of a company car and driver for commuting and certain other personal travel and for meals from our corporate dining service. In light of the fact that Mr. Allison did not receive a salary for 2008, FHFA authorized reimbursement of certain expenses Mr. Allison incurred. Pursuant to FHFA’s approval, we paid (1) travel and relocation costs Mr. Allison incurred during the first five weeks he worked at Fannie Mae, including his use of a company car and driver for commuting during that time, and (2) an amount to cover the withholding tax that resulted from our payment of these costs and Mr. Allison’s personal use of a company car and driver. At this time, 2009 compensation arrangements for Mr. Allison have not been determined.

What were the primary elements of compensation for our other named executives for 2008?

Compensation provided to our named executives for 2008, other than Mr. Allison, consisted primarily of salaries, the service-based portion of 2008 retention awards for our continuing executives, employee benefits, perquisites and, for certain of our departing named executives, severance benefits. Salaries paid to our named executives were determined at the beginning of 2008 or in connection with a new hire. Retention awards and severance benefits paid to our named executives were determined after we entered conservatorship in September 2008. In addition, in February 2008, one named executive, Mr. Hisey, earned the payment of a cash bonus he was initially awarded in 2007 upon the timely filing in February 2008 of our 2007 Annual Report on Form 10-K with the SEC.

Salaries and the Service-Based Portion of Retention Awards.  Salary is the base component of our compensation program and is intended to reflect each named executive’s level of responsibility and individual performance over time. The service-based portion of retention awards is described above in “Impact of the Conservatorship on Executive Compensation—Conservator’s determination relating to 2008 Incentive Compensation and Establishment of 2008 Retention Program.”

Employee Benefits.  Our employee benefits are a fundamental part of our compensation program and are an important tool in recruiting and retaining executives.

•	Retirement Benefits. We redesigned our retirement benefits program in late 2007. Changes made to the program included freezing participation in our tax-qualified defined benefit retirement plan, our Executive Pension Plan and our supplemental pension plans. As a result of these changes, our named executives are eligible to participate in one of two retirement benefit programs depending on their date of hire. More detail on our pension plans and retirement benefits is provided below under “Compensation Tables—Pension Benefits” and “Compensation Tables—Nonqualified Deferred Compensation.”

•	Named executives other than Mr. Hisey who were hired prior to January 1, 2008 participate in our tax-qualified defined benefit pension plan, Executive Pension Plan and supplemental pension plans. Mr. Hisey, who was promoted to executive vice president after participation in the Executive Pension Plan was frozen in November 2007, participates in our supplemental pension plans and our tax-qualified defined benefit retirement plan, but not our Executive Pension Plan.

•	Named executives who were hired on or after January 1, 2008 participate in our Supplemental Retirement Savings Plan, an unfunded, non-tax-qualified defined contribution plan. Because these executives are not eligible for our tax-qualified defined benefit retirement plan, these executives also receive an enhanced matching contribution under our 401(k) plan.

•	Other Employee Benefits and Plans. In general, named executives are eligible for employee benefits available to our employee population as a whole, including our medical insurance plans, 401(k) plan and matching gifts program. Named executives also are eligible to participate in programs we make available only to management employees at varying levels. These programs include our supplemental long-term disability insurance plan, our executive life insurance plan and, until recently, the opportunity to elect to defer compensation into our deferred compensation plan.

Perquisites.  In 2008, we provided our named executives limited perquisites not available to our general employee population, to the extent we believed they were appropriate for retaining and attracting named executives or based on the business needs of the named executives in the performance of their job responsibilities. In 2008, we agreed to provide Mr. Johnson relocation benefits, including moving, temporary living, and home selling and buying assistance.

Severance Benefits.  None of our named executives who currently serves as an executive officer has entered into an agreement with us entitling him to severance benefits. Information on benefits an executive might receive under our compensation programs in the event the executive’s employment is terminated is provided below in “Compensation Tables—Potential Payments upon Termination or Change-in-Control.” Compensation arrangements for Mr. Mudd are discussed in more detail below in “What compensation arrangements do we have with Mr. Mudd, our Former Chief Executive Officer?” and information on severance benefits for our other named executives who no longer serve as executive officers is provided below in “How did FHFA or Fannie Mae determine the amount of each element of 2008 direct compensation?—Separation Benefit Determinations.”

How did FHFA or Fannie Mae determine the amount of each element of 2008 direct compensation?

We describe below how each element of our named executives’ 2008 direct compensation was determined.

Salary Determinations.

Mr. Allison did not receive a salary in 2008. As discussed above, 2009 compensation arrangements for Mr. Allison have not been determined.

FHFA approved the salary for Mr. Johnson, who became our Chief Financial Officer in November 2008, in connection with his hire, along with potential amounts for the size of his 2009 cash bonus target and his 2009 long-term incentive award grant. Mr. Johnson’s annual salary is $625,000. In establishing his compensation, FHFA considered the recommendations of management, the substantial reduction Mr. Johnson’s target compensation represented in comparison to compensation for Mr. Swad, our former Chief Financial Officer, and pay by comparable institutions for executives in comparable positions, as reported earlier in 2008 to FHFA by FHFA’s compensation consultant, HayGroup. In recommending compensation for Mr. Johnson, management relied on guidance and data from its outside executive compensation consultant, Johnson Associates, Inc. (which is not related to Mr. Johnson), regarding changing trends in chief financial officer compensation. The recommended compensation level was intended to target the market median of total direct compensation paid at companies in a comparator group of diversified financial services companies that we compete with for executive talent. For this purpose, we looked to the same comparator group that we used for 2007 compensation decisions. The members of this group are listed in the proxy statement on Schedule 14A we filed with the SEC on April 4, 2008. The compensation recommendation was also designed to balance our goal of seeking to recruit Mr. Johnson with the need to limit compensation to an appropriate level given our current circumstances.

In accordance with our compensation philosophy, which considered, as a guideline, the market median of total direct compensation paid at companies in our comparator group, in early 2008 our Board increased Mr. Bacon’s salary to $530,400 and Mr. Lund’s salary to $543,920. For similar reasons, and taking into account individual performance and role criticality, in early 2008 our Board increased Mr. Hisey’s salary to $385,017. No other named executive received a salary increase for 2008.

No decisions have been made yet regarding 2009 salaries for our continuing named executives, and they are currently being paid at a rate equal to their 2008 salary levels.

Retention Award Determinations.

Retention awards were granted to each of our named executives who served as an officer through the entire year of 2008, in the amounts indicated in the Direct Compensation Paid or Granted to our Continuing Named Executives in 2008 table below and in footnote 4 to that table.

When it established the 2008 Retention Program, FHFA directed that the pool from which retention awards could be paid to our employees would be funded at an amount no greater than 75% of the aggregate 2008 annual bonus target amounts that previously had been established for employees. FHFA established this amount based on advice from its compensation consultant, HayGroup, regarding the appropriate structure and size of a retention program, based on its experience and familiarity with programs at other firms in related circumstances. In reaching this amount FHFA sought to balance the goal of retaining critical executives with the need to limit compensation to an appropriate level given our current circumstances.

The size of individual retention awards was based on the criticality to the company of the position that each officer holds, the expertise of the individual and future potential of the individual. Individual awards for named executives under the 2008 Retention Program were permitted to range from 0% to 150% of the target Annual Incentive Plan bonus for the executive’s position, based on the criticality, expertise and future potential factors mentioned above. Based on these factors, the retention awards granted to Mr. Hisey, Mr. Bacon, Mr. Lund and Mr. Williams represented approximately 81%, 102%, 99% and 87%, respectively, of target Annual Incentive Plan bonuses for their positions.

The size of named executives’ individual retention awards was approved by FHFA in October 2008. In approving these awards, FHFA considered the recommendations of management, which followed guidelines provided by FHFA regarding appropriate ranges for awards as a percentage of target Annual Incentive Plan bonuses. FHFA also considered the consistency of the awards with the overall retention program FHFA had established in consultation with HayGroup.

Direct Compensation Paid or Granted to our Continuing Named Executives in 2008.

The following table illustrates the direct compensation paid or granted to our continuing named executives in 2008. No amounts are shown in this table for stock awards because, as discussed above and unlike in previous years, our named executives received no stock-based awards for 2008 performance. This table is not intended to replace the summary compensation table, required under applicable SEC rules, which is included below under “Compensation Tables—Summary Compensation Table.”

Direct Compensation Paid or Granted to our Continuing Named Executives in 2008(1)

			Portion of Cash	Portion of Cash
			Retention	Retention
	Base Salary as of		Award Granted in	Award Granted in
Continuing	December 31,		2008 and Paid in	2008 and Payable
Named Executive	2008(2)	Cash Bonus(3)	2008(4)	in 2009(4)

Herbert Allison	—	—	—	—
David Johnson	$625,000	—	—	—
Kenneth Bacon	530,400	—	$200,000	$470,000
David Hisey	385,017	$160,000	220,000	517,000
Thomas Lund	543,920	—	200,000	470,000
Michael Williams	676,000	—	260,000	611,000

(1)	This table includes only some of the components of 2008 compensation that are reported in the Summary Compensation Table, below. Specifically, the following components of compensation reported in that table are not included in this table: amounts we recognized for financial statement reporting purposes during 2008 for the fair value of stock and option awards held by our named executives, changes in our executives’ pension values, the value of perquisites, company contributions to 401(k) plans, life insurance premiums, tax gross-ups, and charitable award program amounts. More information on these amounts appears in the summary compensation table below and its accompanying footnotes.

(2)	This amount represents annual base salary as of December 31, 2008, not amounts actually received by the named executives. Actual salary amounts received during 2008 are presented in our summary compensation table below under “Compensation Tables—Summary Compensation Table.”

(3)	No named executive received a cash bonus for 2008 under our Annual Incentive Plan. In 2008, Mr. Hisey received a cash bonus he was awarded in 2007 payable upon our timely filing in February 2008 of our 2007 Annual Report on Form 10-K with the SEC.

(4)	As discussed above in “Impact of the Conservatorship on Executive Compensation—Conservator’s determination relating to 2008 Incentive Compensation and Establishment of 2008 Retention Program,” 20% of the retention awards made to our named executives under our 2008 Retention Program was paid to the executives in 2008. This portion of the retention awards is shown above in the “Portion of Cash Retention Award Granted in 2008 and Paid in 2008” column. Forty-seven percent of the awards, which is shown above in the “Portion of Cash Retention Award Granted in 2008 and Payable in 2009” column, is payable as follows: 20% in April 2009 and 27% in November 2009. The final 33% of each award, or $330,000 for Mr. Bacon, $363,000 for Mr. Hisey, $330,000 for Mr. Lund, and $429,000 for Mr. Williams, is “performance-based” and is payable, in whole or in part, in February 2010. The amount of the

February 2010 payment will be determined based on our performance against goals. Each future payment of these awards will become payable only if the named executive remains employed by us on the payment date or is involuntarily terminated for reasons other than unsatisfactory performance.

Messrs. Allison and Johnson joined Fannie Mae in 2008 and therefore did not receive retention awards.

Separation Benefit Determinations.

In February 2009, we entered into a separation agreement with each of Mr. Swad and Mr. Dallavecchia pursuant to which each will receive one year of his base salary at the rate in effect on August 27, 2008, minus any amounts previously received for periods on or after August 27, 2008, as well as the ability to participate in our health insurance plans for a one-year period beginning August 27, 2008 at employee rates and to receive up to $18,000 in outplacement services. The terms of the separation agreements were determined by FHFA after consultation with management. In determining the separation terms, FHFA considered the employee-specific recommendations of management and the recommendations of FHFA’s compensation consultant, HayGroup, regarding current severance practices of other large financial firms and adjustments appropriate to Fannie Mae’s circumstances.

In August 2008, Mr. Levin stepped down as our Chief Business Officer following the announcement of his intention to retire in early 2009. Mr. Levin has remained employed by Fannie Mae in a non-executive capacity and expects to retire February 28, 2009. Mr. Levin will not receive any separation or severance payments as a result of his planned retirement.

What compensation arrangements do we have with Mr. Mudd, our former Chief Executive Officer?

During 2008, Mr. Mudd, who ceased serving as our Chief Executive Officer in September 2008, received compensation in the form of salary, employee benefits and perquisites referred to above. Mr. Mudd was also entitled to severance benefits under his employment agreement with us dated November 15, 2005. On September 14, 2008, the Director of FHFA notified us that severance and other payments contemplated in Mr. Mudd’s employment contract were golden parachute payments which, as our regulator, FHFA has the authority to prohibit or limit under the Housing and Economic Recovery Act, and that these payments should not be paid. Specifically, FHFA directed us not to pay Mr. Mudd any salary beyond the date on which his employment terminated and not to pay him any annual bonus for 2008. Under this authority, FHFA also determined and directed that no stock grants previously made to Mr. Mudd should vest by reason of his termination. Finally, FHFA advised and directed that, if Mr. Mudd elected to remain with Fannie Mae for a transition period of up to 90 days, we would pay Mr. Mudd his current salary during that transition period. Mr. Mudd remained with us for a 90-day transition period and we paid his salary during that time.

Under the terms of Mr. Mudd’s employment agreement, he will receive continued medical and dental coverage for himself and his spouse and eligible dependents, without premium payments by Mr. Mudd, for two years or until, if earlier, the date he obtains comparable coverage through another employer. FHFA has approved our provision of this continuing coverage. Mr. Mudd’s agreement also provides that we pay his legal expenses incurred in connection with negotiation, amendment or discussion of the agreement, or in connection with a contest or arbitration regarding the agreement if Mr. Mudd prevails in such contest or arbitration. Mr. Mudd has requested $34,906 in legal expenses incurred as a result of his termination of employment.

During 2008, Mr. Mudd also participated, in his capacity as a director, in our Director’s Charitable Award Program along with other members of our pre-conservatorship Board. The program benefits will not be provided for service after we entered conservatorship, and no determination has been made yet regarding whether benefits under the program for prior service will be provided, amended or terminated.

What role will our Board’s Compensation Committee have in setting compensation in 2009?

As described above in “Impact of the Conservatorship on Executive Compensation—2008 Executive Compensation Decisions Have Been Made or Approved by Our Conservator,” FHFA has reconstituted our Board and, in late December 2008, the Board appointed a Compensation Committee. Although the

Compensation Committee will take the lead role in considering and recommending executive compensation, the following circumstances will impact the committee’s authority:

•	Our directors serve on behalf of FHFA and exercise their authority as directed by FHFA. More information about the role of our directors is described above in “Item 10—Directors, Executive Officers and Corporate Governance—Corporate Governance—Conservatorship and Delegation of Authority to Board of Directors.”

•	FHFA, as our conservator, has directed that our Board consult with and obtain FHFA’s consent before taking any action involving compensation or termination benefits of any officer at the executive vice president level and above and including, regardless of title, executives who hold positions with the functions of the chief operating officer, chief financial officer, general counsel, chief business officer, chief investment officer, treasurer, chief compliance officer, chief risk officer and chief/general/internal auditor.

•	Under the terms of the senior preferred stock purchase agreement, we may not enter into any new compensation arrangements or increase amounts or benefits payable under existing compensation arrangements of any named executive without the consent of the Director of FHFA, in consultation with the Secretary of the Treasury.

•	Under the terms of the senior preferred stock purchase agreement, we may not sell or issue any equity securities without the prior written consent of Treasury, other than as required by the terms of any binding agreement in effect on the date of the senior preferred stock purchase agreement. This restricts our ability to offer equity-based compensation.

•	While we are in conservatorship, FHFA, as our conservator, retains the authority not only to approve both the terms and amount of any compensation to any of our executive officers, but also to modify any such arrangements.

•	FHFA, as our regulator, must approve any termination benefits we offer to our named executives and certain other officers identified by FHFA.

•	Under the Housing and Economic Recovery Act and related regulations issued by FHFA in September 2008 and finalized in January 2009, the Director of FHFA has the authority to prohibit or limit us from making any “golden parachute payment” to specified categories of persons, including its named executive officers, by regulation or order using the factors in the regulations. A “golden parachute payment” is defined to include any payment that: (1) either is contingent on, or by its terms is payable on or after, the termination of a person’s primary employment or affiliation with us and (2) is received on or after the date on which a conservator was appointed for us. Under the regulations, the term “golden parachute payment” does not include certain payments including: (1) a payment made pursuant to a tax-qualified pension or retirement plan, (2) a payment pursuant to a bona fide deferred compensation plan or arrangement that the Director of FHFA determines, by regulation or order, to be permissible or (3) a payment made by reason of death or by reason of termination caused by disability.

•	Under the Housing and Economic Recovery Act, FHFA has the power to approve, disapprove or modify executive compensation until December 31, 2009 as our regulator, in addition to its authority as conservator.

What are our stock ownership and hedging policies?

In January 2009, our Board eliminated our stock ownership requirements because of the difficulty of meeting the requirements at current market prices and because we had ceased paying our executives stock-based compensation.

All employees, including our named executives, are prohibited from purchasing and selling derivative securities related to our equity securities, including warrants, puts and calls, or from dealing in any derivative securities other than pursuant to our stock-based benefit plans.

What is our compensation recoupment policy?

In May 2006 we agreed with OFHEO that any future employment contracts with named executives will include an escrow of certain payments if OFHEO or any other agency has communicated allegations of misconduct concerning the named executive’s official duties at Fannie Mae, and OFHEO directed us to escrow such funds. In addition, we agreed to include appropriate provisions in future employment agreements to address terminations for cause and recovery of compensation paid to executives where there are proven allegations of misconduct. Any future employment agreements with named executives will contain these provisions.

Did Section 162(m) of the Internal Revenue Code limit the tax deductibility of compensation paid to Fannie Mae’s named executives during 2008?

Subject to certain exceptions, under Section 162(m) of the Internal Revenue Code, income tax deductions of publicly-held corporations may be limited to the extent total compensation for certain named executives exceeds $1 million in any one year. We became a “publicly-held” corporation within the meaning of Section 162(m) during 2008 as a result of the passage of the Housing and Economic Recovery Act in July 2008. We do not expect Section 162(m) to limit the deduction for compensation paid to any of our named executives during 2008.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included in this Form 10-K with management and, based on the review and discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

Compensation Committee:

Brenda J. Gaines, Chair
Dennis R. Beresford
David H. Sidwell
Diana L. Taylor

COMPENSATION TABLES

Summary Compensation Table for 2008, 2007 and 2006

The following table shows summary compensation information for 2008, 2007 and 2006 for the named executives. The amounts shown in the “Stock Awards” and “Option Awards” columns do not represent the value of stock or option awards received by the named executives for performance during the compensation year indicated. Instead, as required by SEC rules, we report below the dollar amounts we recognized for financial statement reporting purposes during each year indicated for the fair value of stock and option awards we granted during that year or in prior years. These fair values were calculated based on the prices at which our stock was trading when the awards were granted, which were significantly higher than $0.76, the closing price of our common stock on December 31, 2008.(1)

							Change in
							Pension
							Value and
						Non-Equity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)(2)	($)(1)(3)	($)(4)	($)(5)	($)(6)	($)(10)	($)(1)

Herbert Allison(7)	2008	—	—	—	—	—	—	58,260	58,260
President and Chief Executive Officer
David Johnson(8)	2008	48,077	—	—	—	—	—	962	49,039
Executive Vice President and Chief Financial Officer
Kenneth Bacon	2008	527,262	670,000	1,383,400	9,099	—	271,981	58,800	2,920,542
Executive Vice President—Housing and Community Development
David Hisey(8)	2008	382,904	737,000	856,753	45,851	160,000	62,450	43,209	2,288,167
Executive Vice President and Deputy Chief Financial Officer and Former Chief Financial Officer
Thomas Lund	2008	540,702	670,000	1,481,530	7,350	—	212,398	35,412	2,947,392
Executive Vice President—Single-Family Mortgage Business
Michael Williams	2008	676,000	871,000	3,387,047	24,336	—	724,874	43,034	5,726,291
Executive Vice President	2007	697,164	—	2,916,660	404,434	1,189,760	359,279	55,418	5,622,715
and Chief Operating Officer	2006	650,000	—	1,808,182	701,446	1,630,200	371,753	69,482	5,231,063
Daniel Mudd(9)	2008	951,923	—	1,549,444	34,835	—	1,807,016	211,454	4,554,672
Former President and Chief	2007	986,923	—	6,840,214	576,492	2,227,500	863,749	154,251	11,649,129
Executive Officer	2006	950,000	—	4,799,057	962,112	3,500,000	932,958	136,072	11,280,199
Stephen Swad(9)	2008	442,500	—	2,120,057	—	—	171,643	683,441	3,417,641
Former Executive Vice President and Chief Financial Officer	2007	420,000	500,000	920,741	—	955,500	190,915	37,747	3,024,903
Enrico Dallavecchia(9)	2008	389,400	—	1,906,014	—	—	194,961	612,272	3,102,647
Former Executive Vice President and Chief Risk Officer
Robert Levin(9)	2008	788,000	—	4,356,268	33,143	—	439,147	43,099	5,659,657
Former Executive Vice President	2007	785,077	—	3,884,783	546,654	1,477,500	203,174	70,545	6,967,733
and Chief Business Officer	2006	750,000	—	2,477,097	883,442	2,087,250	307,078	70,710	6,575,577

(1)	Because the amounts shown in the “Stock Awards” column are primarily based on the trading price of our common stock on the date of grant, the values shown are significantly higher than the value of these awards to our named executives, especially for 2008. The table below shows what the “Stock Awards” and “Total” compensation amounts for 2008 would be if (1) for the awards that remained unvested as of December 31, 2008, we recalculate these amounts using $0.76, the closing price of our common stock on December 31, 2008, and (2) for the awards that vested during 2008, we continue to calculate the amounts using the grant date fair value. If an executive had no unvested stock on December 31, 2008, the amount shown in the “Stock Awards, Adjusted” column is the same as the amount in the Summary Compensation Table above.

2008 stock award and total compensation amounts using $0.76 per share to value awards unvested at December 31, 2008

	Stock Awards,			Stock Awards,
Executive	Adjusted ($)	Total ($)	Executive	Adjusted ($)	Total ($)

Herbert Allison	—	58,260	Michael Williams	337,214	2,676,458
David Johnson	—	49,039	Daniel Mudd	1,549,444	4,554,672
Kenneth Bacon	130,845	1,667,987	Stephen Swad	488,199	1,785,783
David Hisey	148,434	1,579,848	Enrico Dallavecchia	354,964	1,551,597
Thomas Lund	139,010	1,604,872	Robert Levin	454,169	1,757,558

(2)	For 2008, amounts shown under the “Bonus” column reflect the entire service-based portion of awards made under our 2008 Retention Program, including amounts that will not be paid until April 2009 and November 2009 and that will become payable only if the named executive remains employed by us on the payment date or is involuntarily terminated prior to the payment date for reasons other than unsatisfactory performance. Of the amounts included in the table, only 30% was actually paid to the named executives in 2008. More information about the retention awards made to our named executives is presented in “Compensation Discussion and Analysis—Impact of the Conservatorship on Executive Compensation—Conservator’s determination relating to 2008 Incentive Compensation and Establishment of 2008 Retention Program” and “—How did FHFA or Fannie Mae determine the amount of each element of 2008 direct compensation?—Retention Award Determinations.”

For 2007, the amount shown in the “Bonus” column for Mr. Swad represents a sign-on bonus he received in connection with his joining us in 2007.

(3)	Amounts in the “Stock Awards” column represent the dollar amounts we recognized for financial statement reporting purposes in the year for the fair value of restricted stock, restricted stock units and performance shares granted during that year and in prior years in accordance with SFAS 123R. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The amount shown for Mr. Mudd for 2008 is less than it would have otherwise been as a result of his forfeiture of 485,517 shares of restricted stock upon his departure from Fannie Mae in December 2008. The amount shown also reflects $801,762 in costs we recognized in accordance with SFAS 123R for dividends we paid Mr. Mudd on those forfeited shares in 2008 and prior years.

In January 2009, we reversed costs we recognized in prior years as a result of Mr. Swad’s forfeiture of 156,168 shares and Mr. Dallavecchia’s forfeiture of 139,437 shares. This reversal is not reflected in the amounts shown because it occurred in 2009, but it would have reduced the amounts shown in the “Stock Awards” column for 2008 if those reversals had taken place in 2008. Payouts under a performance share program in 2007 were at 40% for the 2003-2005 performance cycle and 47.5% for the 2004-2006 performance cycle. Thus, in 2007 we reversed expenses for 2006 that we previously recorded in our financial statements based on our estimate that awards would be paid out at 50%. To the extent expenses were recorded prior to 2006, the amounts above do not reflect the reversal of these expenses.

The SFAS 123R grant date fair value of restricted stock and restricted stock units is calculated as the average of the high and low trading price of our common stock on the date of grant. Because performance shares do not participate in dividends during the three-year performance cycle and include a cap on the market value to be paid equal to three times the grant date market value, the SFAS 123R grant date fair value of performance shares is calculated as the market value on date of grant, less the present value of expected dividends over the three-year performance period discounted at the risk-free rate, less the value of the three-times cap based on a Black-Scholes option pricing model. As described above, the amounts shown for stock awards in 2008 represent costs we recognized in 2008 for awards of restricted stock or restricted stock units granted in 2008 and in prior years. These costs, which are calculated based on the trading price of the common stock on the grant date times the number of shares granted, are recognized ratably over the period from the grant date through the vesting date.

(4)	The amounts reported in the “Option Awards” column represent the dollar amounts we recognized for financial statement reporting purposes in each year in accordance with SFAS 123R for the fair value of stock option awards, which were granted in January 2005 and in prior years. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For the assumptions used in calculating the value of these awards, see “Notes to Consolidated Financial Statements—Note 1, Summary of Significant Accounting Policies—Stock-Based Compensation,” of our Annual Report on Form 10-K for the year ended December 31, 2005 for awards granted in 2005, 2004 and 2003, and see “Notes to Consolidated Financial Statements—Note 2, Summary of Significant Accounting Policies—Stock-Based Compensation,” of our Annual Report on Form 10-K for the year ended December 31, 2004 for awards granted in 2002. No named executive, other than Mr. Hisey, has received a stock option award since January 2004. Mr. Hisey received a stock option award in January 2005 in connection with his joining us and prior to his becoming an executive officer.

(5)	The amount shown for Mr. Hisey for 2008 under the “Non-Equity Incentive Plan Compensation” column reflects a bonus Mr. Hisey earned in 2008 upon our timely filing with the SEC of our Annual Report on Form 10-K for the year ended December 31, 2007. The award was initially granted in 2007. No amounts are shown in the “Non-Equity Incentive Plan Compensation” for the performance-based portion of cash retention awards under our 2008 Retention Program because the amounts that will be paid for these awards will be based on our performance solely in periods after 2008.

Amounts shown for 2006 and 2007 in the “Non-Equity Incentive Plan Compensation” column represent amounts earned under our Annual Incentive Plan. Mr. Swad deferred $100,000 of his 2007 bonus under our Annual Incentive Plan to later years. Except for this deferred amount, amounts shown as earned under our Annual Incentive Plan were paid to our named executives in the fiscal year following the fiscal year in which they were earned.

(6)	The reported amounts represent change in pension value. These amounts, which have been calculated using the same assumptions we use for financial reporting under GAAP, were significantly impacted by our use of a discount rate of 6.15% at December 31, 2008, compared to the discount rate of 6.4% we used at December 31, 2007. None of our named executives received above-market or preferential earnings on nonqualified deferred compensation.

(7)	At his request, Mr. Allison, who became our President and Chief Executive Officer on September 7, 2008, did not receive any salary or bonus for his 2008 service to Fannie Mae.

(8)	Mr. Johnson joined us in November 2008. Mr. Hisey began serving as an executive officer during 2008.

(9)	Mr. Mudd ceased serving as an executive officer of Fannie Mae in September 2008. Mr. Mudd’s 2008 salary includes salary we paid him during a 90-day transition period from September 2008 until December 2008. Messrs. Swad,

Dallavecchia and Levin ceased serving as executive officers of Fannie Mae in late August 2008. Mr. Levin’s 2008 salary includes amounts received for his service as a senior advisor subsequent to that time.

(10)	The table below shows more information about the amounts reported for 2008 in the “All Other Compensation” column. In accordance with SEC rules, amounts shown under “All Other Compensation” do not include perquisites or personal benefits for a named executive that, in the aggregate, amount to less than $10,000. In addition to the perquisites discussed below, our executives may have used company drivers and vehicles for personal purposes, in which case they reimbursed us our incremental cost. Until early September 2008, our executives also used tickets for sporting events and concerts for personal use, for which they reimbursed us our incremental cost.

In 2008, Mr. Allison used a company car and driver for commuting and certain other personal travel, and used our corporate dining services, for both of which he reimbursed us our incremental cost. Because he reimbursed our incremental costs, no amounts are shown in the “Perquisites” column for these items. Mr. Allison’s perquisites consist of $27,976 in travel and relocation costs Mr. Allison incurred during the first five weeks he worked at Fannie Mae for hotel costs and incidentals such as meals, laundry/valet service, telephone calls and internet access, our incremental cost of $1,517 for Mr. Allison’s use of a company car and driver for commuting during that time, and water and soda. Amounts shown in the “Tax Gross-Ups” column below for Mr. Allison reflect amounts we paid to cover the withholding tax that resulted from our payment of Mr. Allison’s travel and relocation costs and Mr. Allison’s personal use of a company car and driver.

Mr. Mudd’s perquisites for 2008 consist of $34,906 he has requested under the terms of his employment agreement for legal advice in connection with the agreement, costs for executive dining services, and $590 in costs associated with his spouse accompanying him to our 2008 annual meeting in New Orleans such as meals, entertainment, gifts and our incremental cost of her air travel using our fractional aircraft interest, which we sold in early 2009. Mr. Mudd’s “Charitable Award Program” amounts reflect our incremental cost relating to his participation in our charitable award program for directors. We describe how we calculate this amount in footnote 6 to the 2008 Non-Employee Director Compensation Table that appears below in “Director Compensation.”

Amounts shown in the “Tax Gross-Ups” column below for Mr. Bacon reflect amounts we paid to cover the withholding taxes that resulted from providing Mr. Bacon a corporate parking benefit. The “Charitable Award Program” amounts for named executives other than Mr. Mudd reflect (1) gifts we made under our matching gifts program, under which gifts made by our employees and directors to Section 501(c)(3) charities are matched, up to an aggregate total of $10,000 in any calendar year; and (2) a matching contribution program under which an employee who contributes at certain levels to the Fannie Mae Political Action Committee may direct that an equal amount, up to $5,000, be donated by us to charities chosen by the employee in the employee’s name.

The amounts shown in the “Separation Benefits” column represent one year of the executive’s base salary at the rate in effect on August 27, 2008. More information on these benefits is provided in “Compensation Discussion and Analysis—How did FHFA or Fannie Mae determine the amount of each element of 2008 direct compensation?—Separation Benefit Determinations.”

Components of “All Other Compensation” for 2008

The table below shows more information about the amounts reported for 2008 in the “All Other Compensation” column of the Summary Compensation Table above. Please see footnote 10 to the Summary Compensation Table for additional information about these amounts.

	Perquisites		Universal Life
	and Other	Company	Insurance		Charitable
	Personal	Contributions to	Coverage	Tax	Award	Separation
Named Executive	Benefits	401(k) Plan	Premiums	Gross-Ups	Programs	Benefits

Herbert Allison	$29,576	—	—	$28,684	—	—
David Johnson	—	$962	—	—	—	—
Kenneth Bacon	—	6,900	$49,646	295	$1,959	—
David Hisey	—	11,500	29,750	—	1,959	—
Thomas Lund	—	6,900	26,553	—	1,959	—
Michael Williams	—	6,900	23,304	—	12,830	—
Daniel Mudd	36,143	6,900	58,650	—	109,761	—
Stephen Swad	—	5,000	21,482	—	6,959	$650,000
Enrico Dallavecchia	—	6,900	23,372	—	10,000	572,000
Robert Levin	—	6,900	31,715	—	4,484	—

Grants of Plan-Based Awards in 2008

The following table shows grants of awards made to the named executives during 2008 under our Annual Incentive Plan, our 2008 Retention Program to the extent payment of the award is based on satisfaction of performance goals, and our Stock Compensation Plan of 2003.

						All Other
						Stock
						Awards:	Grant Date
						Number of	Fair Value of
			Estimated Future Payouts Under			Shares of	Stock and
		Grant Date	Non-Equity Incentive Plan Awards(3)			Stock or	Option
	Award	for Equity	Threshold	Target	Maximum	Units	Awards
Named Executive	Type(1)	Awards(2)	($)	($)	($)	(#)(4)	($)(5)

Herbert Allison	AIP			—
	Retention		—		—
	RS					—	—
David Johnson	AIP			—
	Retention		—		—
	RS					—	—
Kenneth Bacon	AIP			981,240
	Retention		—		330,000
	RS	01/28/2008				62,189	1,999,998
David Hisey	AIP			577,526
	Retention		—		363,000
	RS	01/28/2008				29,244	940,487
Thomas Lund	AIP			1,006,252
	Retention		—		330,000
	RS	01/28/2008				65,298	2,099,984
Michael Williams	AIP			1,487,200
	Retention		—		429,000
	RS	01/28/2008				148,756	4,783,993
Daniel Mudd	AIP			2,970,000
	Retention		—		—
	RS	01/28/2008				279,850	8,999,976
Stephen Swad	AIP			1,365,000
	Retention		—		—
	RS	01/28/2008				99,502	3,199,984
Enrico Dallavecchia	AIP			1,086,800
	Retention		—		—
	RS	01/28/2008				78,358	2,519,993
Robert Levin	AIP			1,970,000
	Retention		—		—
	RS	01/28/2008				192,786	6,199,998

(1)	AIP indicates an award under our Annual Incentive Plan. Retention indicates the portion of the total awards under our 2008 Retention Program that may become payable, in whole or in part depending on our performance against goals, in February 2010. RS indicates restricted stock awards granted under our Stock Compensation Plan of 2003.

(2)	The “Grant Date for Equity Awards” column shows the grant date for equity awards determined for financial statement reporting purposes pursuant to SFAS 123R and reflects the date our Board approved the equity award.

(3)	For awards under our Annual Incentive Plan, the amounts shown are the target amounts established by our Board in February 2008 for 2008 performance. The amount to be paid to a named executive was to be based on our 2008 performance against pre-established corporate performance goals. Our Board and Compensation Committee also retained discretion to pay bonuses in amounts below or above the amount derived from measuring performance against corporate performance goals. Although it was expected that performance against corporate performance goals in 2008 would be in the range of 50% to 150% of target, the determination of corporate performance, and the potential size of awards, was not restricted to this range. As discussed above in “Compensation Discussion and Analysis — Impact of the Conservatorship on Executive Compensation — Conservator’s determination relating to 2008 Incentive

Compensation and Establishment of 2008 Retention Program,” no bonuses were paid to our named executives under our Annual Incentive Plan for 2008 performance.

For awards under our 2008 Retention Program, the maximum amounts shown represent the portion of the total awards approved by the conservator in October 2008 that may become payable, in whole or in part, in February 2010. The amount of the payment will be determined based on our performance against goals that we expect will be established in the next few months and that must be approved by the conservator. The actual amounts paid will be based on our future performance. These maximum amounts represent 33% of the total retention awards each named executive received under the 2008 Retention Program. Information about the balance of the awards, which are service-based, is provided above in “Compensation Discussion and Analysis — Impact of the Conservatorship on Executive Compensation — Conservator’s determination relating to 2008 Incentive Compensation and Establishment of 2008 Retention Program.”

(4)	Consists of restricted stock awarded in 2008 under the 2003 Plan. The awards vest in four equal annual installments beginning in January 2009. As the holder of restricted stock, the named executive has the rights and privileges of a shareholder as to the restricted stock, other than the ability to sell or otherwise transfer it, including the right to receive any dividends declared with respect to the stock and the right to provide instructions on how to vote. As discussed in “Part I — Item 1 — Business — Conservatorship, Treasury Agreements, Our Charter and Regulation of Our Activities — Conservatorship,” and in “Part II — Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Dividends,” our conservator has assumed all the powers of our stockholders, including power to vote the shares, and our conservator announced we would not pay any dividends on our common stock.

(5)	The grant date fair value of restricted stock awards is calculated under SFAS 123R as the average of the high and low trading price of our common stock on the date of grant, or $32.16 per share. The closing price of our common stock on December 31, 2008 was $0.76.

Outstanding Equity Awards at 2008 Fiscal Year-End

The following table shows outstanding stock option awards and unvested restricted stock held by the named executives as of December 31, 2008. The market value of stock awards shown in the table below is based on a per share price of $0.76, which was the closing market price of our common stock on December 31, 2008.

			Option Awards(2)				Stock Awards(2)
			Number of	Number of			Number of	Market Value of
			Securities	Securities			Shares or	Shares or
			Underlying	Underlying			Units of	Units of
			Unexercised	Unexercised	Option	Option	Stock That	Stock That
	Award	Grant	Options (#)	Options (#)	Exercise	Expiration	Have Not	Have Not
Name	Type(1)	Date	Exercisable	Unexercisable	Price ($)	Date	Vested (#)	Vested ($)

Herbert Allison	N/A
David Johnson	N/A
Kenneth Bacon	O	11/16/1999	9,220		71.50	11/16/2009
	O	1/18/2000	16,536 (3)		62.50	1/18/2010
	O	11/21/2000	11,410		77.10	11/21/2010
	O	11/20/2001	13,080		80.95	11/20/2011
	O	1/21/2003	25,478		69.43	1/21/2013
	O	1/23/2004	27,622		78.32	1/23/2014
	RS	3/22/2006					12,380 (4)	9,409
	RS	1/25/2007					28,462	21,631
	RS	1/28/2008					62,189	47,264

			Option Awards(2)				Stock Awards(2)
			Number of	Number of			Number of		Market Value of
			Securities	Securities			Shares or		Shares or
			Underlying	Underlying			Units of		Units of
			Unexercised	Unexercised	Option	Option	Stock That		Stock That
	Award	Grant	Options (#)	Options (#)	Exercise	Expiration	Have Not		Have Not
Name	Type(1)	Date	Exercisable	Unexercisable	Price ($)	Date	Vested (#)		Vested ($)

David Hisey	O	1/3/2005	7,500	2,500	71.31	1/3/2015
	RS	3/22/2006					3,825	(4)	2,907
	RS	1/25/2007					12,066		9,170
	RS	4/13/2007					10,000	(5)	7,600
	RS	1/28/2008					29,244		22,225
Thomas Lund	O	11/16/1999	8,190		71.50	11/16/2009
	O	1/18/2000	14,331 (3)		62.50	1/18/2010
	O	11/21/2000	10,340		77.10	11/21/2010
	O	11/20/2001	11,170		80.95	11/20/2011
	O	1/21/2003	18,217		69.43	1/21/2013
	O	1/23/2004	22,310		78.32	1/23/2014
	RS	3/22/2006					13,000	(4)	9,880
	RS	1/25/2007					31,459		23,909
	RS	1/28/2008					65,298		49,626
Michael Williams	O	11/16/1999	12,290		71.50	11/16/2009
	O	1/18/2000	20,027 (3)		62.50	1/18/2010
	O	11/21/2000	35,610		77.10	11/21/2010
	O	1/16/2001	13,087 (3)		78.56	1/18/2010
	O	11/20/2001	44,735		80.95	11/20/2011
	O	1/21/2003	63,836		69.43	1/21/2013
	O	1/23/2004	73,880		78.32	1/23/2014
	RS	3/22/2006					30,806	(4)	23,413
	RS	1/25/2007					69,466		52,794
	RS	1/28/2008					148,756		113,055
Daniel Mudd	O	2/23/2000	114,855		52.78	3/5/2009
	O	2/23/2000	116,710 (3)		52.78	3/5/2009
	O	11/21/2000	89,730		77.10	3/5/2009
	O	11/20/2001	87,194		80.95	3/5/2009
	O	1/21/2003	82,918		69.43	3/5/2009
	O	1/23/2004	105,749		78.32	3/5/2009
Stephen Swad	RS	5/2/2007					26,666	(5)(6)	20,266	(6)
	RS	5/2/2007					30,000	(6)	22,800	(6)
	RS	1/28/2008					99,502	(6)	75,622	(6)
Enrico Dallavecchia	RS	6/5/2006					26,000	(6)	19,760	(6)
	RS	1/25/2007					35,079	(6)	26,660	(6)
	RS	1/28/2008					78,358	(6)	59,552	(6)
Robert Levin	O	11/16/1999	47,300		71.50	11/16/2009
	O	1/18/2000	56,572 (3)		62.50	1/18/2010
	O	11/21/2000	43,430		77.10	11/21/2010
	O	11/20/2001	44,735		80.95	11/20/2011
	O	1/21/2003	72,445		69.43	1/21/2013
	O	1/23/2004	100,613		78.32	1/23/2014
	RS	3/22/2006					39,129	(4)	29,738
	RS	1/25/2007					88,260		67,078
	RS	1/28/2008					192,786		146,517

(1)	O indicates stock options and RS indicates restricted stock.

(2)	Except as otherwise indicated, all awards of options and restricted stock listed in this table vest in four equal annual installments beginning on the first anniversary of the date of grant. Amounts reported in this table for restricted stock represent only the unvested portion of awards. Amounts reported in this table for options represent only the unexercised portions of awards.

(3)	The stock options vested 100% on January 23, 2004.

(4)	The initial award amount vests in four equal annual installments beginning on January 24, 2007. In connection with the stock awards with a grant date of March 22, 2006, some of our named executives also received a cash award payable in four equal annual installments beginning on January 24, 2007. As of December 31, 2008, the unpaid portions of these cash awards were as follows: Mr. Bacon, $332,805; Mr. Hisey, $208,750; Mr. Lund, $349,470; Mr. Williams, $828,135; and Mr. Levin, $1,051,875.

(5)	The initial award amount was scheduled to vest in three equal annual installments beginning on the first anniversary of the date of grant.

(6)	After December 31, 2008, these shares were forfeited.

Option Exercises and Stock Vested in 2008

The following table shows information regarding vesting of restricted stock and restricted stock units held by the named executives during 2008 and for the payout of performance shares in January 2008 under a performance share program. The value realized on vesting has been calculated by multiplying the number of shares of stock by the fair market value of our common stock on the vesting date. No information is provided regarding stock option exercises because no stock options were exercised by named executives during 2008.

	Stock Awards
	Number of Shares	Value Realized on
Name	Acquired on Vesting (#)	Vesting ($)

Herbert Allison	—	—
David Johnson	—	—
Kenneth Bacon	22,315	693,190
David Hisey	16,766	490,468
Thomas Lund	23,573	734,526
Michael Williams	56,804	1,750,609
Daniel Mudd	131,242	3,868,694
Stephen Swad	23,334	705,037
Enrico Dallavecchia	24,693	738,485
Robert Levin	75,355	2,304,931

Pension Benefits

Changes to our Retirement Program

In 2007, we made revisions to our retirement program. The primary changes were to limit ongoing participation in our defined benefit pension plans, including our Retirement Plan, Executive Pension Plan, Supplemental Pension Plan and Supplemental Pension Plan of 2003, which are described below, to employees who were hired prior to January 1, 2008 and who also satisfied a Rule of 45 as of July 1, 2008 (that is, the sum of their age and years of service was 45 or greater). Benefits in these plans for employees who did not meet the Rule of 45 were frozen as of June 30, 2008 and no officers are allowed to become participants in the Executive Pension Plan after November 20, 2007. Employees hired after December 31, 2007 and employees hired before January 1, 2008 who did not satisfy the Rule of 45 participate in an enhanced version of our Retirement Savings Plan (our 401(k) plan) and may be eligible to participate in our Supplemental Retirement Savings Plan, rather than our defined benefit pension plans. During 2008, Messrs. Hisey, Bacon, Lund, Williams, Mudd, Swad, Dallavecchia and Levin each participated in our defined benefit pension plans described below. Messrs. Allison and Johnson, who were hired after January 1, 2008, did not participate in our defined benefit pension plans, but are eligible to participate in our enhanced Retirement Savings Plan and our Supplemental Retirement Savings Plan, which are discussed below in “Nonqualified Deferred Compensation.”

Defined benefit pension plans

Retirement Plan.  The Federal National Mortgage Association Retirement Plan for Employees Not Covered Under Civil Service Retirement Law, which we refer to as the Retirement Plan, provides benefits for eligible employees, including Messrs. Hisey, Bacon, Lund, Williams, Mudd, Swad, Dallavecchia and Levin. Normal retirement benefits are computed on a single life basis using a formula based on final average annual earnings and years of credited service. Participants are fully vested when they complete five years of credited service. Since 1989, provisions of the Internal Revenue Code of 1986, as amended, have limited the amount of annual compensation that may be used for calculating pension benefits and the annual benefit that may be paid. For 2008, the statutory compensation and benefit caps were $230,000 and $185,000, respectively. Before 1989, some employees accrued benefits based on higher income levels. For employees who retire before age 65, benefits are reduced by stated percentages for each year that they are younger than 65.

Executive Pension Plan.  The Executive Pension Plan supplements the benefits payable to key officers under the Retirement Plan. Participation in the Executive Pension Plan was frozen in November 2007. Each of our named executives other than Messrs. Allison, Johnson and Hisey participates in the Executive Pension Plan, except that Messrs. Swad and Dallavecchia terminated employment prior to vesting in the plan. The Compensation Committee approved the participants in the Executive Pension Plan. The Board of Directors approved each participant’s pension goal, which is part of the formula that determines pension benefits. Payments under the Executive Pension Plan are reduced by any amounts payable under the Retirement Plan.

The maximum annual pension benefit (when combined with the Retirement Plan benefit) that would be payable to Mr. Mudd is 50%, and to our other named executives who participate in the plan is 40%, of the named executive’s highest average covered compensation earned during any 36 consecutive months within the last 120 months of employment. Covered compensation generally is a participant’s average annual base salary, including deferred compensation, plus the participant’s other taxable compensation (excluding income or gain in connection with the exercise of stock options) earned for the relevant year, in an amount up to 150% of base salary for our executive vice presidents who participate in the plan and 200% of base salary for Mr. Mudd. Effective for benefits earned on and after March 1, 2007, the only taxable compensation other than base salary considered for the purpose of calculating covered compensation is a participant’s Annual Incentive Plan cash bonus, and for 2008 and 2009, the 2008 Retention Program bonuses.

Participants who retire before age 60 receive a reduced benefit. The benefit is reduced by 2% for each year between the year in which benefit payments begin and the year in which the participant turns 60. However, Mr. Mudd’s employment agreement provides that his benefit will be reduced by 3% for each year before he turns 60. Based on his age at termination of employment, Mr. Mudd’s benefit will commence when he reaches age 55. A participant is not entitled to receive a pension benefit under the Executive Pension Plan until the participant has completed five years of service as a plan participant, at which point the pension benefit becomes 50% vested and continues vesting at the rate of 10% per year during the next five years. Mr. Mudd was 90% vested in his Executive Pension Plan benefit upon his termination of employment in 2008. The benefit payment typically is a monthly amount equal to 1/12th of the participant’s annual retirement benefit payable during the lives of the participant and the participant’s surviving spouse. The benefit payment to the surviving spouse is subject to an actuarial adjustment for participants who joined the Executive Pension Plan on or after March 1, 2007 and for Mr. Mudd. If a participant dies before receiving benefits under the Executive Pension Plan, generally his or her surviving spouse will be entitled to a death benefit that begins when the participant would have reached age 55, based on the participant’s pension benefit at the date of death.

Supplemental Pension Plans.  We adopted the Supplemental Pension Plan to provide supplemental retirement benefits to employees whose salary exceeds the statutory compensation cap applicable to the Retirement Plan or whose benefit under the Retirement Plan is limited by the statutory benefit cap applicable to the Retirement Plan. Separately, we adopted the 2003 Supplemental Pension Plan to provide additional benefits to our officers based on their annual cash bonuses, which are not taken into account under the Retirement Plan or the Supplemental Pension Plan. Officers hired after December 31, 2007 are not eligible to participate in these plans. Benefits under the supplemental pension plans vest at the same time as benefits under the Retirement Plan. For 2008 and 2009, the pension benefit under the 2003 Supplemental Pension Plan will also be based on bonuses paid under the 2008 Retention Program. For purposes of determining benefits under the 2003 Supplemental Pension Plan, the amount of an officer’s annual cash bonus and retention bonus taken into account is limited in the aggregate to 50% of the officer’s base salary. Benefits under the supplemental pension plans typically commence at the later of age 55, separation from service or the date elected in advance by the participant. Officers who are eligible to participate in the Executive Pension Plan will receive the greater of their Executive Pension Plan benefits or combined Supplemental Pension Plan and 2003 Supplemental Pension Plan benefits.

The table below shows information about years of credited service and the present value of accumulated benefits for each named executive as of December 31, 2008. For Messrs. Williams, Mudd, Swad, Dallavecchia and Levin, the table shows benefits under the Executive Pension Plan, but not our supplemental plans, because we have assumed that as of December 31, 2008, upon the retirement of these named executives, the benefits each would receive under the Executive Pension Plan will be greater than the combined benefits each would receive under our supplemental plans, and that therefore these named executives will receive no benefits under our supplemental plans. Even though a benefit amount as of December 31, 2008 is shown for them in the table below, Mr. Swad and Mr. Dallavecchia terminated employment prior to vesting in our defined benefit pension plans. For Mr. Hisey, the table shows benefits under the Supplemental Pension Plan and the 2003 Supplemental Pension Plan, and not the Executive Pension Plan, because Mr. Hisey does not participate in the Executive Pension Plan. For Mr. Bacon and Mr. Lund, the table shows benefits under the Supplemental Pension Plan and the 2003 Supplemental Pension Plan, and not the Executive Pension Plan, because these named executives have a greater benefit under our combined supplemental plans.

Pension Benefits for 2008

		Number of
		Years	Present Value of
		Credited	Accumulated
Name of Executive	Plan Name	Service (#)(1)	Benefit ($)(2)

Herbert Allison	Not applicable
David Johnson	Not applicable
Kenneth Bacon	Retirement Plan	16	342,011
	Supplemental Pension Plan	16	476,381
	2003 Supplemental Pension Plan	16	425,955
	Executive Pension Plan
David Hisey	Retirement Plan	4	62,876
	Supplemental Pension Plan	4	45,303
	2003 Supplemental Pension Plan	4	57,628
Thomas Lund	Retirement Plan	14	234,750
	Supplemental Pension Plan	14	341,335
	2003 Supplemental Pension Plan	14	300,814
	Executive Pension Plan
Michael Williams	Retirement Plan	18	320,108
	Supplemental Pension Plan 2003 Supplemental Pension Plan
	Executive Pension Plan	8	2,160,564
Daniel Mudd(3)	Retirement Plan	9	150,910
	Supplemental Pension Plan 2003 Supplemental Pension Plan Executive Pension Plan	9	6,687,324
Stephen Swad(4)	Retirement Plan	2	25,155
	Supplemental Pension Plan 2003 Supplemental Pension Plan
	Executive Pension Plan	2	337,403
Enrico Dallavecchia(4)	Retirement Plan	3	37,544
	Supplemental Pension Plan 2003 Supplemental Pension Plan
	Executive Pension Plan	3	523,297

		Number of
		Years	Present Value of
		Credited	Accumulated
Name of Executive	Plan Name	Service (#)(1)	Benefit ($)(2)

Robert Levin	Retirement Plan	28	574,485
	Supplemental Pension Plan 2003 Supplemental Pension Plan Executive Pension Plan	19	3,288,520

(1)	Messrs. Williams and Levin each have fewer years of credited service under the Executive Pension Plan than under the Retirement Plan because they worked at Fannie Mae prior to becoming participants in the Executive Pension Plan.

(2)	With the exception of Mr. Mudd, the present value has been calculated for the Executive Pension Plan assuming the named executives will remain in service until age 60, the normal retirement age under the Executive Pension Plan, and for the Retirement Plan assuming the named executives will remain in service until age 65, the normal retirement age under the Retirement Plan. Due to the termination of Mr. Mudd’s employment, his present value has been calculated for the Executive Pension Plan and the Retirement Plan with his actual benefit commencing at age 55. The values also assume that benefits under the Executive Pension Plan will be paid in the form of a monthly annuity for the life of the named executive and the named executive’s surviving spouse and benefits under the Retirement Plan will be paid in the form of a single life monthly annuity for the life of the named executive. The post-retirement mortality assumption is based on the RP 2000 white collar mortality table projected to 2010. For additional information regarding the calculation of present value and the assumptions underlying these amounts, see “Notes to Consolidated Financial Statements — Note 15, Employee Retirement Benefits.” Consistent with the terms of our pension plans, the present value calculations include as 2008 compensation the portion of retention awards under our 2008 Retention Program that are scheduled to be paid in 2009.

(3)	Mr. Mudd’s employment agreement provides that if Mr. Mudd’s benefit payments are in the form of a joint and 100% survivor annuity, the payments will be actuarially reduced to reflect the joint life expectancy of Mr. Mudd and his spouse.

(4)	Because their employment terminated prior to vesting, Messrs. Swad and Dallavecchia will not receive any benefits under our pension plans.

Nonqualified Deferred Compensation

The table below provides information on the nonqualified deferred compensation of the named executives in 2008, including compensation deferred under our Elective Deferred Compensation Plan I, Elective Deferred Compensation Plan II and our Performance Share Program. The table below does not include amounts deferred under our Supplemental Retirement Savings Plan, because none of our named executives had a balance under that plan during 2008.

Supplemental Retirement Savings Plan.  Our Supplemental Retirement Savings Plan is an unfunded, non-tax-qualified defined contribution plan that became effective July 1, 2008 as part of our redesign of our retirement benefits program. The Supplemental Retirement Savings Plan is intended to supplement our Retirement Savings Plan, or 401(k) plan, to provide benefits to participants who are not “grandfathered” under our defined-benefit Retirement Plan and whose annual eligible earnings exceed the IRS annual limit on eligible compensation for 401(k) plans (for 2008, the limit was $230,000). None of our named executives participated in the Supplemental Retirement Savings Plan during 2008.

For 2009, we will contribute 8% of a participating employee’s eligible compensation that exceeds the IRS annual limit for 2009 ($245,000). Eligible compensation for a year consists of base salary plus annual bonus earned in that year, plus retention bonuses earned for the year under the 2008 Retention Program, up to a combined maximum of two times base salary. Twenty-five percent of the contribution will vest after the participant has completed three years of service with us. The remaining 75% of the contribution will be immediately vested.

While the Supplemental Retirement Savings Plan is not funded, amounts credited on behalf of a participant under the Supplemental Retirement Savings Plan are deemed to be invested in mutual fund investments similar to the investments offered under our 401(k) plan. Participants may make changes to their investment elections on a daily basis.

Amounts deferred under the Supplemental Retirement Savings Plan are payable to participants in the January or July following separation from service with us, subject to a six month delay in payment for officers who are in the group of the 50 most highly-compensated officers. Withdrawals are not permitted from the Supplemental Retirement Savings Plan while the participant is employed.

Elective Deferred Compensation Plans.  Our Elective Deferred Compensation Plan II allowed eligible employees, including our named executives, to defer up to 50% of their salary and up to 100% of their bonus to future years, as determined by the named executive. Deferred amounts are deemed to be invested in mutual funds or in an investment option with earnings benchmarked to our long-term borrowing rate, as designated by the participants. The deferred compensation plan is an unfunded plan. The Elective Deferred Compensation Plan II applies to compensation that is deferred after December 31, 2004. Effective November 5, 2008, we determined not to permit additional elective deferrals under the plan.

The prior deferred compensation plan, the Elective Deferred Compensation Plan I, governs compensation deferred under that plan on or prior to December 31, 2004. Similar to the Elective Deferred Compensation Plan II, the Elective Deferred Compensation Plan I provides that deferred amounts are deemed to be invested in mutual funds or in an investment option with earnings benchmarked to our long-term borrowing rate, as designated by the participants, and is an unfunded plan. The Elective Deferred Compensation Plan I was amended in October 2007 to provide that benefits that were not scheduled to be paid prior to January 1, 2009 would be governed by the terms of the Elective Deferred Compensation Plan II.

Deferred Payments under Performance Share Program.  In 1997, we adopted guidelines under our Stock Compensation Plan of 1993 that permitted participants in our performance share program to defer payment of their awards until a later date or a specified event such as retirement. Under these guidelines, participants could choose to have their deferred performance share program payments converted into a hypothetical investment portfolio. This program has been frozen since December 31, 2004, and no new deferrals can be made.

Nonqualified Deferred Compensation for 2008

	Executive	Registrant	Aggregate		Aggregate
	Contributions	Contributions in	Earnings in	Aggregate	Balance at
	in Last	Last Fiscal	Last Fiscal	Withdrawals/	Last Fiscal
Name of Executive	Fiscal Year ($)	Year ($)	Year ($)(1)	Distributions ($)	Year-End ($)(2)

Herbert Allison	—	—	—	—	—
David Johnson	—	—	—	—	—
Kenneth Bacon Elective Deferred Compensation Plan I	—	—	13,575	—	256,489
David Hisey	—	—	—	—	—
Thomas Lund Elective Deferred Compensation Plan I	—	—	142,955	—	2,701,102
Elective Deferred Compensation Plan II	858,168	—	181,185	—	3,639,091
Michael Williams Elective Deferred Compensation Plan I	—	—	—	(534,042)	—
2001 Special Stock Award(3)	—	—	(52,110)	—	1,043
Daniel Mudd	—	—	—	—	—
Stephen Swad Elective Deferred Compensation Plan II	100,000	—	(26,219)	—	73,781
Enrico Dallavecchia	—	—	—	—	—
Robert Levin
Deferred Performance Share Program	—	—	(370,869)	—	3,289,293

(1)	None of the earnings reported in this column are reported as 2008 compensation in the “Summary Compensation Table” because the earnings are neither above-market nor preferential.

(2)	Of the amounts reported in this column, $932,960 was reported in our Summary Compensation Table as compensation for Mr. Lund for 2005.

As permitted under a transition period for changes in the tax laws relating to deferred compensation, our conservator approved a change to our Elective Deferred Compensation Plan I and Elective Deferred Compensation Plan II to permit participants to make a one-time election to receive payment in early 2009 of amounts they deferred under those plans that otherwise may have been paid later. As a result, Messrs. Bacon, Lund and Swad each elected to receive early payment of their balances under these plans. Mr. Bacon and Mr. Lund received distributions in January 2009, and Mr. Swad is scheduled to receive his distribution in March 2009.

(3)	The Board previously approved a special stock award to officers for 2001 performance. On January 15, 2002, Mr. Williams deferred until retirement 1,142 shares he received in connection with this award. Aggregate earnings on these shares reflect dividends and changes in stock price. Mr. Williams’ number of shares has grown through the reinvestment of dividends to 1,373 shares as of December 31, 2008.

Potential Payments upon Termination or Change-in-Control

The information below describes and quantifies certain compensation and benefits that would become payable to each of our named executives under our existing employment agreements, plans and arrangements if our named executive’s employment had terminated on December 31, 2008, taking into account the named executive’s compensation and service levels as of that date and based on a per share price of $0.76, which was the closing price of our common stock on December 31, 2008. For our named executives who ceased serving as executive officers during 2008, we describe and quantify compensation and benefits that became payable as a result of their ceasing to serve as executive officers. The discussion below does not reflect retirement or deferred compensation benefits to which our named executives may be entitled, as these benefits are described above under “Pension Benefits” and “Nonqualified Deferred Compensation.” The information below also does not generally reflect compensation and benefits available to all salaried employees upon termination of employment with us under similar circumstances. We are not obligated to provide any additional compensation in connection with a change-in-control.

FHFA must approve any termination benefits we provide named executives.

FHFA, as our regulator, must approve any termination benefits we offer our named executives. Moreover, as our conservator, FHFA has directed that our Board consult with and obtain FHFA’s consent before taking any action involving termination benefits for any officer at the executive vice president level and above and including, regardless of title, executives who hold positions with the functions of the chief operating officer, chief financial officer, general counsel, chief business officer, chief investment officer, treasurer, chief compliance officer, chief risk officer and chief/general/internal auditor.

Potential Payments to Continuing Named Executives

We have not entered into employment agreements with any of our continuing named executives that would entitle our executives to severance benefits. Below we discuss provisions of our stock compensation plans, a prior cash award we made and our 2008 Retention Program that provides compensation that may become payable upon termination of employment in certain circumstances.

Stock Compensation Plans and 2005 Performance Year Cash Awards

Under the Fannie Mae Stock Compensation Plan of 1993 and the Fannie Mae Stock Compensation Plan of 2003, stock options, restricted stock and restricted stock units held by our employees, including our named executives, fully vest upon the employee’s death, total disability or retirement. In addition, upon these terminations, or if an option holder leaves our employment after age 55 with at least 5 years of service, the option holder, or the holder’s estate in the case of death, can exercise any stock options until the initial expiration date of the stock option, which is generally 10 years after the date of grant. For these purposes, “retirement” generally means that the executive retires at or after age 60 with 5 years of service or age 65 (with no service requirement).

In early 2006, Messrs. Hisey, Bacon, Lund and Williams received a portion of their long-term incentive stock awards for the 2005 performance year in the form of cash awards payable in four equal annual installments beginning in 2007. Under their terms, these cash awards are subject to accelerated payment at the same rate as restricted stock or restricted stock units and, accordingly, named executives would receive accelerated payment of the unpaid portions of this cash in the event of termination of employment by reason of death, total disability or retirement.

The table below shows the value of restricted stock awards that would have vested and cash awards that would have become payable if a named executive’s employment had terminated on December 31, 2008 as a result of death, total disability or retirement.

Potential Payments in case of death, total disability or retirement as of December 31, 2008

	Restricted Stock
	and Restricted	2005 Performance
Name of Executive	Stock Units(1)	Year Cash Award(2)

Herbert Allison	—	—
David Johnson	—	—
Kenneth Bacon	$78,304	$332,805
David Hisey	41,903	208,750
Thomas Lund	83,415	349,470
Michael Williams	189,261	828,135

(1)	These values are based on a per share price of $0.76, which was the closing price of our common stock on December 31, 2008. No amounts are shown in the table for stock options because the exercise prices for our options exceeded the closing price of our common stock on December 31, 2008. Only Mr. Hisey holds stock options that were unvested and therefore would have been subject to acceleration on December 31, 2008. Messrs. Allison and Johnson have never been awarded Fannie Mae stock options.

(2)	The reported amounts represent accelerated payment of cash awards made in early 2006 in connection with long-term incentive stock awards for the 2005 performance year.

Retention Awards under 2008 Retention Program.  In 2008, the conservator established our 2008 Retention Program, a broad-based employee retention program, under which Messrs. Bacon, Hisey, Lund and Williams received cash retention awards. A portion of these awards is “performance-based” and may become payable, in whole or in part, in February 2010. The amount of the payment will be determined based on our performance against goals that we expect will be established in the next few months by the Board and that must be approved by the conservator. The balance of each award is “service-based” and is payable in three installments, two of which have not yet been paid. These payments are scheduled to be paid in April 2009 and November 2009. Generally, retention award payments are payable only if the named executive remains employed by us on the payment date or is involuntarily terminated for reasons other than unsatisfactory performance. The unpaid performance-based and service-based portions of retention awards for our named executives as of December 31, 2008 were as follows: Mr. Bacon, $330,000 and $470,000; Mr. Hisey, $363,000 and $517,000; Mr. Lund, $330,000 and $470,000; and Mr. Williams: $429,000 and $611,000. More information about the retention awards is provided above in “Compensation Discussion and Analysis—Impact of the Conservatorship on Executive Compensation—Conservator’s determination relating to 2008 Incentive Compensation and Establishment of 2008 Retention Program” and in “— How did FHFA or Fannie Mae determine the amount of each element of 2008 direct compensation?—Retention Award Determinations.”

Life Insurance Benefits.  We currently have a practice of arranging for our officers, including our named executives, to purchase universal life insurance coverage at our expense, with death benefits of $5,000,000 for our Chief Executive Officer and $2,000,000 for our other named executives. An officer must enroll in the program to receive the life insurance coverage and Messrs. Allison and Johnson were not enrolled in the program during 2008. The death benefit is reduced by 50% at the later of retirement, age 60, or 5 years from the date of enrollment. We provide the executives with an amount sufficient to pay the premiums for this coverage until but not beyond termination of employment, except in cases of retirement or disability, in which case we continue to make scheduled payments.

Annual Incentive Plan.  Under our Annual Incentive Plan, the Compensation Committee has discretion to award prorated bonuses to employees who retire before bonuses are paid.

Retiree Medical Benefits.  We currently make certain retiree medical benefits available to our full-time salaried employees who retire and meet certain age and service requirements.

Payments to named executives no longer serving as executive officers

Arrangements with Daniel Mudd.  Mr. Mudd’s employment agreement provided for certain benefits upon the termination of his employment with us depending on the reason for his termination. On September 14, 2008, the Director of FHFA notified us that severance and other payments contemplated in the employment agreement with Mr. Mudd were golden parachute payments within the meaning of 12 U.S.C. § 4518(e)(4) and that those payments should not be paid, effective immediately. Specifically, FHFA directed us not to pay

Mr. Mudd any salary beyond the date on which his employment terminated and not to pay him any annual bonus for 2008. FHFA also determined and directed us that no stock grants previously made to Mr. Mudd should vest. Finally, FHFA advised and directed us that, if Mr. Mudd elected to remain with us for a transition period of up to 90 days, we would pay Mr. Mudd his current salary during that transition period. Mr. Mudd’s employment terminated at the end of this 90-day period, on December 5, 2008, and we paid Mr. Mudd $247,500 in salary during this transition period.

In accordance with his employment agreement, following his termination of employment Mr. Mudd will receive continued medical and dental coverage for himself and his spouse and dependents (but in the case of Mr. Mudd’s dependents only for so long as they remain dependents or until age 21 if later), without premium payments by Mr. Mudd, for two years or if earlier, the date Mr. Mudd obtains comparable coverage through another employer. Assuming Mr. Mudd receives medical and dental coverage for two years after his termination of employment, we estimate the value of this benefit to be $32,238.

Mr. Mudd’s employment agreement also obligates him not to compete with us in the U.S., solicit any officer or employee of ours or our affiliates to terminate his or her relationship with us or to engage in prohibited competition, or to assist others to engage in activities in which Mr. Mudd would be prohibited from engaging, in each case for two years following termination. Mr. Mudd may request a waiver from these non-competition obligations, which the Board may grant if it determines in good faith that an activity proposed by Mr. Mudd would not prejudice our interests. Mr. Mudd’s employment agreement provides us with the right to seek and obtain injunctive relief from a court of competent jurisdiction to restrain Mr. Mudd from any actual or threatened breach of these obligations. Disputes arising under the employment agreement are to be resolved through arbitration, and we bear Mr. Mudd’s legal expenses unless he does not prevail. We also agreed to reimburse Mr. Mudd’s legal expenses incurred in connection with any subsequent negotiation, amendment or discussion of his employment agreement. Mr. Mudd has requested $34,906 in such legal expenses incurred as a result of his termination of employment.

Arrangements with Stephen Swad and Enrico Dallavecchia.  In February 2009, we entered into a separation agreement with each of Mr. Swad and Mr. Dallavecchia pursuant to which each former executive became entitled to receive a payment equivalent to one year of his base salary at the rate in effect on August 27, 2008, or $650,000 for Mr. Swad and $572,000 for Mr. Dallavecchia, minus any amounts previously received for periods on or after August 27, 2008, as well as the ability to continue to participate in our health insurance plans for a one-year period ending on August 27, 2009 at employee rates, a benefit with an estimated value of $12,320, and to receive up to $18,000 in outplacement services. The terms of the separation agreements were determined by FHFA after consultation with management.

The separation agreements provide that Mr. Swad and Mr. Dallavecchia may not solicit or accept employment with Freddie Mac or act in any way, directly or indirectly, to solicit or obtain employment or work for Freddie Mac for a period of 12 months. Under the separation agreements, each former executive agreed to a general release of the company from any and all claims arising from his employment with us or the termination of his employment. Each former executive also agreed to cooperate with any investigation conducted by Fannie Mae, its auditor, FHFA or any federal, state or local government authority relating to Fannie Mae.

The separation agreements will not terminate or limit the protections provided under the indemnification agreement between Fannie Mae and the former executives, the form of which was filed as Exhibit 10.8 to Fannie Mae’s Form 10 filed with the SEC on March 31, 2003, nor any director and officer insurance that was in effect during their employment.

Arrangements with Robert Levin.  We have a letter agreement with Mr. Levin, dated June 19, 1990, that provides him certain severance benefits if he is terminated for reasons other than for “cause.” In August 2008, Mr. Levin stepped down as Chief Business Officer following the announcement of his intention to retire in early 2009. Mr. Levin will not receive any severance benefits under that agreement as a result of his planned retirement. Mr. Levin has remained employed by us in a non-executive capacity as a senior advisor through February 2009. From the time he stepped down as Chief Business Officer through his expected retirement on February 28, 2009, we will have paid Mr. Levin approximately $403,000 in salary.

Director Compensation

In 2008, our non-management directors received cash compensation and restricted stock unit awards that vested during the year as described in more detail below. The Nominating and Corporate Governance Committee historically reviewed non-management director compensation once a year and made recommendations for compensation of our non-management directors to the Board. Our Board determined cash compensation. We expect the Board and its Nominating and Corporate Governance Committee to resume these roles in the future, subject to the requirements, per FHFA’s direction, that the Board consult with and obtain FHFA’s consent before taking any action involving compensation or termination benefits of directors.

To be consistent with the compensation philosophy that applied to senior management, total compensation for non-management directors in place for most of 2008 was targeted at the median of companies in the comparator group we used at the time. This compensation for the directors was designed to be reasonable, appropriate and commensurate with the duties and responsibilities of their Board service. In determining 2008 compensation, the Board used the executive compensation consulting firm of Semler Brossy Consulting Group to provide director compensation information and advice.

In November 2008, in anticipation of its reconstitution of our Board, which is discussed above in “Item 10 — Directors, Executive Officers and Corporate Governance — Corporate Governance — Conservatorship and Delegation of Authority to Board of Directors,” FHFA approved a new program under which our non-management directors receive all compensation in cash, as described below.

The total 2008 compensation for our non-management directors is shown in the table below. Mr. Mudd and Mr. Allison, our only directors who also served as employees of Fannie Mae during 2008, were not entitled to receive any of the benefits provided to our non-management directors other than those provided under the Matching Gifts Program, which is available to all of our employees, and, in the case of Mr. Mudd, those available under the Director’s Charitable Award Program.

2008 Non-Employee Director Compensation Table

	Fees Earned
	or Paid	Stock	Option	All Other
	in Cash	Awards	Awards	Compensation	Total
Name(2)	($)(3)	($)(1)(4)	($)(5)	($)(6)	($)(1)
Current Directors
Dennis R. Beresford	156,129	83,344	—	29,619	269,092
William Thomas Forrester	5,806	—	—	—	5,806
Brenda J. Gaines	148,521	83,344	—	7,500	239,365
Charlynn Goins	6,022	—	—	—	6,022
Frederick B. “Bart” Harvey III	15,806	10,010	—	—	25,816
Philip A. Laskawy	10,134	—	—	—	10,134
Egbert L. J. Perry	5,591	—	—	—	5,591
David H. Sidwell	5,591	—	—	—	5,591
Diana L. Taylor	5,591	—	—	—	5,591
Former Directors
Stephen B. Ashley	431,250	241	7,030	153,752	592,273
Louis J. Freeh	129,861	241	—	13,202	143,304
Karen N. Horn	127,917	241	—	29,636	157,794
Bridget A. Macaskill	140,264	241	—	30,099	170,604
Leslie Rahl	138,667	241	7,030	81,670	227,608
John C. Sites, Jr.	129,861	241	—	—	130,102
Greg C. Smith	138,667	241	3,243	60,842	202,993
H. Patrick Swygert	141,222	241	7,030	147,147	295,640
John K. Wulff	138,667	241	8,468	42,444	189,820

(1)	Because the amounts shown in the “Stock Awards” column for Mr. Beresford, Ms. Gaines and Mr. Harvey are based on trading price of our common stock on the date of grant, the values shown are significantly higher than the value of these awards to our directors. If, for the awards that remained unvested as of December 31, 2008, we recalculate these amounts using $0.76, the closing price of our common stock on December 31, 2008, instead of the grant date fair value, the “Stock Awards” amounts for these directors would be $2,261 for Mr. Beresford, $2,261 for Ms. Gaines and $1,463 for Mr. Harvey, and the “Total” compensation amounts for these directors would be $188,009 for Mr. Beresford, $158,282 for Ms. Gaines and $17,269 for Mr. Harvey.

(2)	Bart Harvey joined our Board in August 2008. The following members of our Board of Directors resigned in September 2008: Stephen Ashley, Louis Freeh, Karen Horn, Bridget Macaskill, Daniel Mudd, Leslie Rahl, John Sites, Jr., Greg Smith, Patrick Swygert and John Wulff. Philip Laskawy joined our Board in September 2008. In November 2008, FHFA reconstituted our Board of Directors. William Forrester, Charlynn Goins, Egbert Perry, David Sidwell and Diana Taylor joined our Board in December 2008.

(3)	Ms. Rahl and Mr. Swygert elected to defer all of their retainer and fees to later years. On September 30, 2008, Ms. Rahl deferred $24,917 and Mr. Swygert deferred $27,472 in retainers and fees in the form of cash. This amount was initially to be deferred in an account denominated in our stock but, at FHFA’s direction, the deferred payment was denominated in cash. As permitted under a transition period for changes in the tax laws relating to deferred compensation, our conservator approved a change to the deferral program to permit participants to make a one-time election to receive payment in January 2009 of amounts they deferred under the plan that otherwise may have been paid later. As a result, Ms. Rahl and Mr. Swygert received distributions in January 2009 of compensation which was previously deferred under this program, in the following amounts: Ms. Rahl: $24,917 and 5,003 shares, and Mr. Swygert: $27,472 and 5,003 shares.

(4)	These amounts represent the dollar amounts we recognized for financial statement reporting purposes with respect to 2008 for the fair value of restricted stock units granted during 2008 in accordance with SFAS 123R or, in the case of directors who ceased serving as directors, for the dividend equivalents we paid them on shares they forfeited during 2008 upon cessation of service. The fair value of the restricted stock is calculated as the average of the high and low trading price of our common stock on the date of grant, which was significantly higher than $0.76, the closing price of our common stock on December 31, 2008.

As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Under the terms of our stock compensation plan, in May 2008 each of our non-employee directors at the time received an automatic grant of restricted stock units with a SFAS 123R grant date fair value of $134,972 immediately following the annual meeting of shareholders, and in August 2008 Mr. Harvey received an automatic grant of restricted stock units with a SFAS 123R grant date fair value of $20,873 upon joining our Board. Each non-employee director who resigned from our Board in September 2008 forfeited these restricted stock units, which had not yet vested. As of December 31, 2008, Ms. Gaines and Mr. Beresford each held 4,817 shares of restricted deferred stock, having elected to defer receipt of their annual award of restricted stock units until six months after ceasing to be a director. As of December 31, 2008, Mr. Harvey held 4,014 restricted stock units. No other directors held shares of restricted stock, restricted stock units or restricted deferred stock.

(5)	No director has received a stock option award since 2005. These amounts represent the dollar amounts we recognized for financial statement reporting purposes with respect to 2008 for the fair value of stock option awards granted during 2005 and in prior years in accordance with SFAS 123R. For the assumptions used in calculating the value of these awards, see “Notes to Consolidated Financial Statements — Note 1, Summary of Significant Accounting Policies — Stock-Based Compensation,” in our Annual Report on Form 10-K for the year ended December 31, 2005. As of December 31, 2008, the persons who served as our non-employee directors during 2008 held options to purchase the following number of shares of common stock, with exercise prices ranging from $54.37 to $79.2175 per share and expiration dates ranging from May 20, 2009 to September 30, 2009: Mr. Ashley, 24,000 shares; Ms. Rahl, 5,333 shares; Mr. Smith, 666 shares; Mr. Swygert, 4,000 shares; and Mr. Wulff, 2,000 shares. None of our other 2008 non-management directors have been awarded Fannie Mae stock options.

(6)	“All Other Compensation” consists of the following charitable programs, which are discussed in greater detail following this table:

(i)	Our estimated incremental cost of providing Board members benefits under our Director’s Charitable Award Program in the following amounts: Stephen Ashley: $148,752; Dennis Beresford: $29,619; Louis Freeh: $13,202; Karen Horn: $29,136; Bridget Macaskill: $27,599; Leslie Rahl: $71,670; Greg Smith: $59,842; Patrick Swygert: $147,147; and John Wulff: $42,444. We estimate our incremental cost of providing this benefit for each director based on (1) the present value of our expected future payment of the benefit that became vested during 2008 and (2) the time value during 2008 of amounts vested for that director in prior years. We estimated the present values of our expected future payment based on the age and gender of our directors, the RP 2000 white collar mortality table projected to 2010 and a discount rate of approximately 3.8%. The costs shown also reflect an adjustment in the present value of vested benefits due to our lower cost of corporate debt during 2008.

(ii)	Gifts we made or will make under our matching gifts program, in the following amounts: Brenda Gaines: $7,500; Karen Horn: $500; Bridget Macaskill: $2,500; Leslie Rahl: $10,000; and Greg Smith: $1,000.

(iii)	For Mr. Ashley, $5,000 under a matching contribution program in connection with the Fannie Mae Political Action Committee. The Fannie Mae Political Action Committee has ceased accepting or making contributions, and this matching contribution program has been discontinued.

No amounts are included for a furnished apartment we leased near our corporate offices in Washington, DC for use by Mr. Ashley, the former non-executive Chairman of our Board, when he was in town on company business. Provided that he reimbursed us, Mr. Ashley was permitted to use the apartment up to twelve nights per year when he was in town but not on company business.

Post-Conservatorship Compensation Arrangements for our Non-Management Directors

From October 1 to December 18, 2008, our directors were not paid for their services. As discussed above in “Corporate Governance — Conservatorship and Delegation of Authority to Board of Directors,” from the time the conservatorship commenced until December 19, 2008, our directors had no power or duty to manage, direct or oversee the business and affairs of Fannie Mae. Since December 19, 2008, our non-management directors have been paid a retainer at an annual rate of $160,000, with no meeting fees. Committee chairs and Audit Committee members receive an additional retainer at an annual rate of $25,000 for the Audit Committee chair, $15,000 for the Risk Policy and Capital Committee chair and $10,000 for all other committee chairs and each member of the Audit Committee. All payments are in cash, not stock. In recognition of the substantial amount of time and effort necessary to fulfill the duties of non-executive Chairman of the Board, the annual retainer for our non-executive Chairman, Mr. Laskawy, is $290,000.

Pre-Conservatorship Compensation Arrangements for our Non-Management Directors

Cash Compensation.  During the first nine months of 2008, our non-management directors, with the exception of the non-executive Chairman of our Board, were paid a retainer at an annual rate of $100,000, with no meeting fees. Committee chairs received an additional retainer at an annual rate of $25,000 for the Audit Committee chair and $15,000 for all other committee chairs. The annual retainer for our non-executive Chairman of the Board, Mr. Ashley, was $500,000.

Restricted Stock Awards.  Under the Fannie Mae Stock Compensation Plan of 2003, each non-management director received an annual grant of restricted stock units immediately following the annual meeting of shareholders in 2008. The aggregate fair market value on the date of grant in 2008 equaled $135,000. A non-management director who was newly appointed or elected after an annual meeting of shareholders was to receive a pro-rated grant of restricted stock units. Restricted stock units, which received dividend equivalent payments to the same extent as our common stock, generally may not be sold, transferred or encumbered. The restricted stock units were scheduled to vest in full on the day before the next annual meeting of shareholders, but in no event later than one year after the grant. Unvested restricted stock units are subject to forfeiture if a director ceases to be a director for any reason other than death or disability. As discussed above, all future director compensation is to be in cash.

One-Time Supplemental Cash Retainer.  In January 2008, the Board awarded our non-management directors, including Mr. Ashley, a one-time supplemental cash retainer in the amount of $56,250 in consideration of the transition to our new director compensation program for the period from January to May 2008. The amount of the one-time supplemental cash retainer was meant to be equivalent to the pro rata value of restricted stock units that would have vested under the new compensation program between January 2008 and May 2008 if an equity grant had been made under the program in January 2008. The Board’s independent compensation consultant concurred that the award was reasonable and appropriate.

Deferred Compensation.  Prior to the recent changes to our director compensation arrangements, non-management directors could irrevocably elect to defer up to 100% of their annual retainer and all fees payable to them in their capacity as a member of the Board in any calendar year into our deferred compensation plan. Plan participants receive an investment return on the deferred funds as if the funds were invested in a hypothetical portfolio chosen by the participant from among the available investment options, which are described in more detail above under “Nonqualified Deferred Compensation — Elective Deferred Compensation Plans.” Plan participants elected to receive the deferred funds either (1) in a lump sum, (2) in approximately equal annual installments or (3) in an initial payment followed by approximately equal annual installments, with a maximum of 15 installments. Deferral elections generally must have been made prior to the year in which the compensation otherwise would have been paid, and payments will be made as specified in the deferral election. Participants in the plan are unsecured creditors and are paid from our general assets.

Under our Stock Compensation Plan of 2003, non-management directors were also able to elect to convert their cash retainer to deferred shares. In addition, non-management directors were generally able to elect to defer receipt of their annual award of restricted stock units. In either case, dividend equivalents for the vested deferred shares were credited to the director’s account and reinvested in additional deferred shares. The deferred shares of common stock are generally to be paid to the director six months after the director ceases to be a director and separates from service on the Board.

In connection with recent changes to our compensation arrangements for non-management directors, directors may no longer elect to defer their compensation and, as approved by our conservator, directors were able to elect to receive previously deferred cash retainers in January 2009.

Fannie Mae Director’s Charitable Award Program.  In 1992, we established our Director’s Charitable Award Program. Under the program, we agreed to make donations upon the death of a director to charitable organizations or educational institutions of the director’s choice. We agreed to donate $100,000 for every year of service by a director up to a maximum of $1,000,000. The program has generally been funded by life insurance contracts on the lives of participating current and former directors. The program benefits will not be provided for service after we entered conservatorship, and no determination has been made yet regarding whether benefits under the program for prior service will be provided, amended or terminated.

Additional Arrangements with our Non-Management Directors

Matching Gifts Programs.  To further our support for charitable giving, non-employee directors are able to participate in our corporate matching gifts program on the same terms as our employees. Under this program, gifts made by employees and directors to Section 501(c)(3) charities are matched, up to an aggregate total of $10,000 in any calendar year, including up to $500 that may be matched on a 2-for-1 basis. In 2008 before the conservatorship, directors were also able to participate in a matching contribution program under which an employee or director who contributed at certain levels to the Fannie Mae Political Action Committee could direct that an equal amount, up to $5,000, be donated by us to charities chosen by the director or employee in his or her name. The Fannie Mae Political Action Committee has ceased accepting or making contributions, and this matching contribution program has been discontinued.

Stock Ownership Guidelines for Directors.  In January 2009, our Board eliminated our stock ownership requirements for directors and for senior officers in light of the difficulty of meeting the requirements at current market prices and because we have ceased paying stock-based compensation.

Other Expenses.  We also pay for or reimburse directors for out-of-pocket expenses incurred in connection with their service on the Board, including travel to and from our meetings, accommodations, meals and training.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of December 31, 2008 with respect to shares of common stock that may be issued under our existing equity compensation plans. At this time, we are prohibited from issuing new stock without the prior written consent of Treasury under the terms of the senior preferred stock purchase agreement, other than as required by the terms of any binding agreement in effect on the date of the senior preferred stock purchase agreement, including as required by the terms of outstanding stock options and restricted stock units.

Equity Compensation Plan Information

As of December 31, 2008
Number of
Securities
Remaining Available
	Number of		for Future Issuance
	Securities to be		under Equity
	Issued upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in First
Plan Category	and Rights (#)	and Rights	Column) (#)

Equity compensation plans approved by stockholders	12,634,592 (1)	$72.12 (2)	39,144,553 (3)
Equity compensation plans not approved by stockholders	N/A	N/A	N/A

Total	12,634,592	$72.12	39,144,553

(1)	This amount includes outstanding stock options; restricted stock units; and shares issuable upon the payout of deferred stock balances. Outstanding awards, options and rights include grants under the Fannie Mae Stock Compensation Plan of 1993, the Stock Compensation Plan of 2003 and the payout of shares deferred upon the settlement of awards made under the 1993 plan and a prior plan.

(2)	The weighted average exercise price is calculated for the outstanding options and does not take into account restricted stock units or deferred shares.

(3)	This number of shares consists of 11,960,258 shares available under the 1985 Employee Stock Purchase Plan and 27,184,295 shares available under the Stock Compensation Plan of 2003 that may be issued as restricted stock, stock bonuses, stock options or in settlement of restricted stock units, performance share program awards, stock appreciation rights or other stock-based awards. No more than 1,433,784 of the shares issuable under the Stock Compensation Plan of 2003 may be issued as restricted stock or restricted stock units vesting in full in fewer than three years, performance shares with a performance period of less than one year or bonus shares subject to similar vesting provisions or performance periods.

Beneficial Ownership

The following table shows the beneficial ownership of our common stock by each of our current directors and the named executives and all current directors and executive officers as a group, as of February 15, 2009, unless otherwise indicated. As of that date, no director or named executive, nor all directors and current executive officers as a group, owned as much as 1% of our outstanding common stock.

	Amount and Nature of Beneficial Ownership(1)
		Stock Options
		Exercisable or
		Other Shares
	Common Stock	Obtainable	Total
	Beneficially	Within 60 Days of	Common Stock
	Owned Excluding	February 15,	Beneficially
Name and Position	Stock Options	2009 (2)	Owned

Herbert M. Allison	0	0	0
President and Chief Executive Officer
Kenneth J. Bacon(3)	105,582	103,346	208,928
Executive Vice President, Housing and Community Development
Dennis R. Beresford	4,719	0	4,719
Director
Enrico Dallavecchia(4)	24,830	0	24,830
Former Executive Vice President and Chief Risk Officer
W. Thomas Forrester	0	0	0
Director
Brenda J. Gaines	487	0	487
Director
Charlynn Goins	0	0	0
Director
Frederick Barton Harvey, III(5)	4,014	0	4,014
Director
David C. Hisey(6)	71,991	10,000	81,991
Executive Vice President & Deputy Chief Financial Officer
David M. Johnson	0	0	0
Executive Vice President & Chief Financial Officer
Philip A. Laskawy	0	0	0
Chairman of the Board
Robert J. Levin(7)	601,143	365,095	966,238
Former Executive Vice President & Chief Business Officer
Thomas A. Lund(8)	126,464	84,558	211,022
Executive Vice President — Single Family Mortgage Business
Daniel H. Mudd	0	597,156	597,156
Former President and Chief Executive Officer
Egbert L. J. Perry	0	0	0
Director
David H. Sidwell	0	0	0
Director
Stephen M. Swad(9)	16,068	0	16,068
Former Executive Vice President and Chief Financial Officer
Diana L. Taylor	0	0	0
Director
Michael J. Williams(10)	339,404	264,838	604,242
Executive Vice President and Chief Operating Officer
All directors and current executive officers as a group (19 persons)(11)	799,163	657,573	1,456,736

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

(2)	These shares are issuable upon the exercise of outstanding stock options, except for 1,373 shares of deferred stock held by Mr. Williams, which he could obtain within 60 days in certain circumstances.

(3)	Mr. Bacon’s shares include 48 shares held as custodian for family members, 1,101 shares held through our ESOP and 71,807 shares of restricted stock.

(4)	Mr. Dallavecchia resigned as Executive Vice President and Chief Risk Officer in August 2008. Mr. Dallavecchia’s shares include 3,000 shares held by his spouse.

(5)	Mr. Harvey’s shares consist of restricted stock.

(6)	Mr. Hisey’s shares include 2,000 shares held jointly with his spouse, 610 shares held by his children, 308 shares held through our ESOP and 41,890 shares of restricted stock.

(7)	Mr. Levin resigned as Executive Vice President and Chief Business Officer in August 2008, and has served since then as a Senior Advisor to us. Mr. Levin’s shares consist of 378,148 shares held jointly with his spouse and 222,995 shares of restricted stock.

(8)	Mr. Lund’s shares include 708 shares held through our ESOP and 76,447 shares of restricted stock.

(9)	Mr. Swad’s shares include 3,000 shares held jointly with his spouse.

(10)	Mr. Williams’ shares include 164,345 shares held jointly with his spouse, 700 shares held by his daughter, 921 shares held through our ESOP and 173,281 shares of restricted stock.

(11)	The amount of shares held by all directors and current executive officers as a group includes 423,641 shares of restricted stock held by our directors and current executive officers, 5,630 held by them through our ESOP, 16,991 shares of stock held by their family members and 750 shares held through our ESOP by an executive officer’s spouse. The beneficially owned total includes 1,373 shares of deferred stock. The shares in this table do not include 84,530 shares of restricted stock units over which the holders will not obtain voting rights or investment power until the restrictions lapse.

The following table shows the beneficial ownership of our common stock by each holder of more than 5% of our common stock as of February 15, 2009, unless otherwise noted.

	Common Stock
5% Holders	Beneficially Owned	Percent of Class

Department of the Treasury	Variable(1)	79.9%
1500 Pennsylvania Avenue, NW., Room 3000 Washington, DC 20220
Capital Research Global Investors(2)	60,424,750	5.6%
333 South Hope Street Los Angeles, CA 90071

(1)	In September 2008, we issued to Treasury a warrant to purchase, for one one-thousandth of a cent ($0.00001) per share, shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis at the time the warrant is exercised. The information above assumes Treasury beneficially owns no other shares of our common stock.

(2)	This information is based solely on information contained in a Schedule 13G/A filed with the SEC on February 13, 2009 by Capital Research Global Investors. According to the Schedule 13G/A, Capital Research Global Investors beneficially owned, as of December 31, 2008, 60,424,750 shares of our common stock, with sole voting power for 21,738,000 shares and sole dispositive power for 60,424,750 shares. Capital Research Global Investors’ shares include 8,756,306 shares issuable upon the conversion of shares of our convertible preferred stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

In addition, depending on the circumstances, relationships and transactions with related persons may require approval of the conservator pursuant to the delegation of authority issued to us by the conservator on November 24, 2008 or may require the approval of Treasury pursuant to the senior preferred stock purchase agreement.

Our Code of Conduct and Conflicts of Interest Policy for Members of the Board of Directors prohibits our directors from engaging in any conduct or activity that is inconsistent with our best interests. The Code of Conduct and Conflicts of Interest Policy for Members of the Board of Directors requires each of our directors to excuse himself or herself from voting on any issue before the Board that could result in a conflict, self-dealing or other circumstance where the director’s position as a director would be detrimental to us or result in a noncompetitive, favored or unfair advantage to either the director or the director’s associates. In addition, our directors must disclose to the Chair of the Nominating and Corporate Governance Committee, or another member of the committee, any situation that involves or appears to involve a conflict of interest. This includes, for example, any financial interest of a director, an immediate family member of a director or a business associate of a director in any transaction being considered by the Board, as well as any financial interest a director may have in an organization doing business with us. Each of our directors also must annually certify compliance with the Code of Conduct and Conflicts of Interest Policy for Members of the Board of Directors.

Our Board’s delegation of authorities and reservation of powers requires our Board of Directors or the Nominating and Corporate Governance Committee or, in instances involving reputational risk, the conservator, to review and approve any investment, acquisition, financing or other transaction that Fannie Mae engages in directly with any current director or executive officer or any immediate family member or affiliate of a current director or executive officer.

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

Under our Conflict of Interest Policy and Conflict of Interest Procedure for employees, an employee who has a potential conflict of interest must request review and approval of the conflict. Conflicts requiring review and approval include situations where the employee or a close relative of the employee has (1) a financial interest worth more than $100,000 in an entity that does business with or seeks to do business with or competes with Fannie Mae or (2) a financial interest worth more than $10,000 in such an entity combined with the ability to control or influence Fannie Mae’s relationship with the entity. In accordance with its charter, our Nominating and Corporate Governance Committee, in the case of potential conflicts involving our Chief Executive Officer, Chief Business Officer, Chief Operating Officer, Chief Financial Officer, Chief Risk Officer, General Counsel, Chief Audit Executive or Chief Compliance Officer, must determine whether a conflict exists, any required steps to address the conflict, and whether or not to grant a waiver of the conflict under our Conflict of Interest Policy. In the case of conflicts involving other executive officers, our Chief Executive Officer makes the determination. If any conflicts are determined to involve significant reputational risk, they will be raised to the conservator.

Our Employment of Relatives Practice prohibits, among other things, situations where an employee would exercise influence, control or authority over the employee’s relative’s areas of responsibility or terms of employment, including but not limited to job responsibilities, performance ratings or compensation. Employees have an obligation to disclose the existence of any relation to another current employee prior to applying for any position or engaging in any other work situation that may give rise to prohibited influence, control or authority.

We are required by the conservator to obtain its approval for various matters, some of which may involve relationships or transactions with related persons. These matters include actions involving the senior preferred stock purchase agreement, the creation of any subsidiary or affiliate or any substantial non-ordinary course transactions with any subsidiary or affiliate, actions involving hiring, compensation and termination benefits of directors and officers at the executive vice president level and above and other specified executives, and any action that in the reasonable business judgment of the Board at the time that the action is taken is likely to cause significant reputational risk. The senior preferred stock purchase agreement requires us to obtain Treasury approval of transactions with affiliates unless, among other things, the transaction is upon terms no less favorable to us than would be obtained in a comparable arm’s-length transaction with a non-affiliate or the transaction is undertaken in the ordinary course or pursuant to a contractual obligation or customary employment arrangement in existence at the time the senior preferred stock purchase agreement was entered into.

We require our directors and executive officers, not less than annually, to describe to us any situation involving a transaction with us in which a director or executive officer could potentially have a personal interest that would require disclosure under Item 404 of Regulation S-K.

Transactions with 5% Shareholders

Treasury beneficially owned more than 5% of the outstanding shares of our common stock by virtue of the warrant we issued to Treasury on September 7, 2008. The warrant entitles Treasury to purchase shares equal to 79.9% of our outstanding common stock on the date of exercise. We issued the warrant pursuant to the terms of the senior preferred stock purchase agreement we entered into with Treasury on September 7, 2008. Under the senior preferred stock purchase agreement, we also issued to Treasury one million shares of senior preferred stock. We issued the warrant and the senior preferred stock as an initial commitment fee in consideration of Treasury’s commitment to provide up to $100 billion in funds to us under the terms and conditions set forth in the senior preferred stock purchase agreement. On February 18, 2009, Treasury announced that it is amending the senior preferred stock purchase agreement to increase its funding commitment to $200 billion and to revise some of the covenants in the agreement. The conservator has submitted a request on behalf of Fannie Mae to Treasury to draw $15.2 billion under the senior preferred purchase stock agreement. On September 19, 2008, we entered into the Treasury credit facility under which we can request loans from Treasury through December 31, 2009. As of February 26, 2009, we had requested no loans from Treasury under the Treasury credit facility. See “Part I—Item 1—Business—Conservatorship, Treasury Agreements, Our Charter and Regulation of Our Activities—Treasury Agreements” for more information about the senior preferred stock purchase agreement, the warrant and the Treasury credit facility.

On September 7, 2008, Treasury also announced the GSE mortgage backed securities purchase program under which Treasury conducts open market purchases of mortgage backed securities issued by us and Freddie Mac. Treasury’s authority to purchase these mortgage backed securities expires on December 31, 2009. Treasury has purchased GSE mortgage backed securities under the program but to date has not specified the amount of our mortgage backed securities it has purchased.

On February 18, 2009, the Obama Administration announced the Homeowner Affordability and Stability Plan, or HASP. In addition to participating in initiatives under HASP, we will play a role in administering the HASP on behalf of Treasury pursuant to an agreement between Treasury and us, dated February 18, 2009. This will include implementing the guidelines and policies within which the loan modification program will operate, both for our own servicers and for servicers of non-agency loans that participate in the program. We will also maintain records and track the performance of modified loans, both for ourself, as well as for non-agency issuers that may join this program in the future. Lastly, we will calculate and remit the subsidies and incentive payments to non-agency borrowers, servicers and investors who participate in the program. We will be reimbursed by Treasury for the expenses we incur in connection with providing these services. See “Part I—Item 1—Business—Executive Summary — Management of our Business — Homeowner Affordability and Stability Plan.” FHFA, as conservator, approved the senior preferred stock purchase agreement, the Treasury credit facility and our administrative role in HASP. The remaining transactions described above did not require review and approval under any of our policies and procedures relating to transactions with related persons.

Employment Relationships

Barbara Spector, the sister of Robert J. Levin, who was our Chief Business Officer until late August 2008, was a non-officer employee in our Technology division until her retirement in October 2008. The Technology division never reported to Mr. Levin. We paid Ms. Spector approximately $112,000 in salary and cash bonuses in 2008, and she also received approximately $62,000 in severance under our voluntary retirement window program. As an employee, she received benefits under our compensation and benefit plans that were generally available to our employees, including our retirement plan. Our employment relationship with and compensation of Mr. Levin’s sister did not require review and approval under any of our policies and procedures relating to transactions with related persons.

In 2009, Fannie Mae entered into a separation agreement with Rahul Merchant, who was an executive officer of Fannie Mae in 2008. The terms of the separation agreement were approved by FHFA.

Transactions involving the Integral Group

Over the past seven years, our Housing and Community Development business has invested indirectly in certain LIHTC limited partnerships in which entities controlled by the Integral Group serve as the general partner and manage the underlying properties. Mr. Perry, who joined our Board in December 2008, is the Chairman and Chief Executive Officer of the Integral Group. We believe that Mr. Perry has no material direct or indirect interest in these transactions. Mr. Perry has informed us that Integral intends to accept no further investments from us or our affiliates. See “Director Independence—Our Board of Directors” below for further information.

Director Independence

FHFA, and then our Board of Directors with the assistance of the Nominating and Corporate Governance Committee, have reviewed the independence of all current Board members under the listing standards of the NYSE, and the standards of independence adopted by the Board, as set forth in our Corporate Governance Guidelines and outlined below. It is the policy of our Board of Directors that a substantial majority of our seated directors will be independent in accordance with these standards. Based on their review, FHFA and the Board have determined that all of our non-employee directors meet the director independence standards of our Corporate Governance Guidelines and the NYSE.

Under the standards of independence adopted by our Board, which meet and in some respects exceed the definition of independence adopted by the NYSE, an “independent director” must be determined to have no material relationship with us, either directly or through an organization that has a material relationship with us. A relationship is “material” if, in the judgment of the Board, it would interfere with the director’s independent judgment. Neither FHFA nor the Board considered the Board’s duties to the conservator, together with the federal government’s controlling beneficial ownership of Fannie Mae, in determining independence of the Board members. Under the NYSE’s listing requirements for audit committees, members of a company’s audit committee must meet additional, heightened independence criteria, although our own independence standards require all independent directors to meet these criteria.

To assist it in determining whether a director is independent, our Board has adopted the standards set forth below, which are posted on our Web site, www.fanniemae.com, under “Corporate Governance”:

•	A director will not be considered independent if, within the preceding five years:

•	the director was our employee; or

•	an immediate family member of the director was employed by us as an executive officer.

•	A director will not be considered independent if:

•	the director is a current partner or employee of our external auditor, or within the preceding five years, was (but is no longer) a partner or employee of our external auditor and personally worked on our audit within that time; or

•	an immediate family member of the director is a current partner of our external auditor, or is a current employee of our external auditor and personally worked on Fannie Mae’s audit, or, within the preceding five years, was (but is no longer) a partner or employee of our external auditor and personally worked on our audit within that time.

•	A director will not be considered independent if, within the preceding five years:

•	the director was employed by a company at a time when one of our current executive officers sat on that company’s compensation committee; or

•	an immediate family member of the director was employed as an officer by a company at a time when one of our current executive officers sat on that company’s compensation committee.

•	A director will not be considered independent if, within the preceding five years:

•	the director received any compensation from us, directly or indirectly, other than fees for service as a director; or

•	an immediate family member of the director received any compensation from us, directly or indirectly, other than compensation received for service as our employee (other than an executive officer).

•	A director will not be considered independent if:

•	the director is a current executive officer, employee, controlling stockholder or partner of a corporation or other entity that does or did business with us and to which we made, or from which we received, payments within the preceding five years that, in any single fiscal year, were in excess of $1 million or 2% of the entity’s consolidated gross annual revenues, whichever is greater; or

•	an immediate family member of the director is a current executive officer of a corporation or other entity that does or did business with us and to which we made, or from which we received, payments within the preceding five years that, in any single fiscal year, were in excess of $1 million or 2% of the entity’s consolidated gross annual revenues, whichever is greater.

•	A director will not be considered independent if the director or the director’s spouse is an executive officer, employee, director or trustee of a nonprofit organization to which we make or have made contributions within the preceding three years (including contributions made by the Fannie Mae Foundation prior to December 31, 2008) that in any year were in excess of 5% of the organization’s consolidated gross annual revenues, or $120,000, whichever is less (amounts contributed under our Matching Gifts Program are not included in the contributions calculated for purposes of this standard). The Nominating and Corporate Governance Committee also will receive periodic reports regarding any charitable contribution to organizations otherwise associated with a director or any spouse of a director.

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

Our Board of Directors

Our Board of Directors, with the assistance of the Nominating and Corporate Governance Committee, has reviewed the independence of all current Board members under the listing standards of the NYSE and the standards of independence adopted by the Board contained in our Guidelines, as outlined above. Based on its review, the Board has affirmatively determined that all of our independent directors meet the director independence standards of our Guidelines and the NYSE, and that each of the following nine directors is independent: Philip A. Laskawy, Dennis R. Beresford, Brenda J. Gaines, Frederick B. Harvey III, David H. Sidwell, William Thomas Forrester, Charlynn Goins, Egbert L. J. Perry and Diana L. Taylor.

In determining the independence of each of these Board members, the Board of Directors considered the following relationships in addition to those addressed by the standards contained in our Guidelines as set forth above:

•	Certain of these Board members also serve as directors of other companies that engage in business with Fannie Mae. The payments made by or to Fannie Mae pursuant to these relationships during the past five years fell below our Guidelines’ thresholds of materiality for a Board member that is a current executive officer, employee, controlling shareholder or partner of a company engaged in business with Fannie Mae. In light of this, and the fact that these Board members are only directors of these other companies, the Board of Directors has concluded that these business relationships are not material to the independence of these Board members.

•	Certain of these Board members also serve as trustees or board members for charitable organizations that have received donations from Fannie Mae. The amounts of these charitable donations were determined to fall below our Guidelines’ thresholds of materiality for a Board member who is a current trustee or board member of a charitable organization that receives donations from Fannie Mae. In light of this fact, the Board of Directors has concluded that these relationships with charitable organizations are not material to the independence of these Board members.

•	Four of our Board members, Mr. Beresford, Ms. Goins, Mr. Sidwell and Ms. Taylor, serve as directors of other companies that hold Fannie Mae fixed income securities or control entities that direct investments in such securities. It is not possible for Fannie Mae to determine the extent of the holdings of these companies in Fannie Mae fixed income securities as all payments to holders are made through the Federal Reserve, and most of these securities are held in turn by financial intermediaries. The Board of Directors noted that transactions by these other companies in Fannie Mae fixed income securities are entered into in the ordinary course of business of these companies and are not entered into at the direction or with specific approval by the directors of these companies. In light of these facts, including that these Board members are directors at these other companies rather than current executive officers, employees, controlling shareholders or partners, the Board of Directors has concluded that these business relationships are not material to the independence of these Board members.

•	Mr. Perry is an executive officer and majority shareholder of The Integral Group LLC, which indirectly does business with Fannie Mae. This business includes the following:

•	Fannie Mae purchased a 50% participation in a mortgage loan made in 2001 to a limited partnership sponsored by Integral. This mortgage loan was paid off in 2006.

•	Fannie Mae has invested as a limited partner in certain LIHTC Partnerships, that in turn have invested directly or indirectly as a limited partner in various lower-tier project partnerships (the “Integral Property Partnerships”). Integral participates indirectly as a member of the general partner of the Integral Property Partnerships (each a “Project General Partner”). The Integral Property Partnerships construct, develop, and manage affordable housing projects. Each Project General Partner and its affiliates earn certain fees each year in connection with those project activities, and such fees are paid from income generated by the project (other than certain developer fees paid from development sources). Fannie Mae’s indirect investments through the LIHTC Partnerships in the Integral Property Partnerships have not resulted in any direct payments by Fannie Mae to any Project General Partner or its affiliates, including Integral. Fannie Mae’s indirect equity investment in the Integral Property Partnerships is approximately $35 million, which represents less than 4% of the total capitalization and less than 12% of the total equity in all of Integral’s property partnerships.

The aggregate interest and management fee payments made, directly and indirectly, to or from Fannie Mae pursuant to these relationships with Integral fall below our Guidelines’ thresholds of materiality for a Board member that is a current executive officer and controlling shareholder of a company that engages in business with Fannie Mae. In addition, as a limited partner in the LIHTC Partnerships, which in turn are limited partners in the Integral Property Partnerships, Fannie Mae has no direct dealings with Integral or Mr. Perry and is not involved in the management of the Integral Property Partnerships. Mr. Perry also generally is not aware of the identity of the limited partners of the LIHTC Partnerships and previously had not known that Fannie Mae is an indirect investor in the Integral Property Partnerships. Mr. Perry has

agreed that Integral going forward will put in place controls to prevent Integral sponsored property partnerships from accepting any more direct or indirect investments from Fannie Mae. Based on the foregoing, the Board of Directors has concluded that these business relationships are not material to Mr. Perry’s independence.

The Board determined that none of these relationships would interfere with the director’s independent judgment.

Mr. Allison is not considered an independent director under the Guidelines because of his position as Chief Executive Officer.

Directors Who Left the Board in 2008

The following persons served on our Board of Directors during 2008 but were not directors as of December 31, 2008: Stephen B. Ashley, Louis J. Freeh, Karen N. Horn, Bridget A. Macaskill, Daniel H. Mudd, Leslie Rahl, John C. Sites, Jr., Greg C. Smith, H. Patrick Swygert and John K. Wulff. The Board had affirmatively determined that all of those directors, other than Mr. Mudd, met the director independence standards of our Guidelines and the NYSE, and were independent.

In determining the independence of those former Board members, the Board of Directors at that time considered the following relationships in addition to those addressed by the standards contained in the Guidelines:

•	Our payments of substantially less than $1,000,000, pursuant to our bylaws and indemnification obligations, of legal fees to a law firm with which Ms. Rahl’s husband is a partner, as a result of the law firm’s representation of Ms. Rahl in connection with various lawsuits and regulatory investigations arising from Ms. Rahl’s service on the Board;

•	Mr. Sites’ role as a partner of a financial institution that could in the future invest in mortgage businesses or mortgages;

•	Contributions totaling less than $100,000 in each of 2005, 2006 and 2007 by us and/or the Fannie Mae Foundation to Howard University, where Mr. Swygert served as President, and to the Smithsonian Institution, with which Mr. Swygert was affiliated; and

•	Mr. Wulff’s service as an independent director of Moody’s Corporation, which provides specific research and investor services to us, and for which we make payments of substantially less than 2% of Moody’s and our consolidated gross annual revenues.

Mr. Mudd was not considered an independent director under the Guidelines because of his position as Chief Executive Officer.

Item 14.	Principal Accountant Fees and Services

The Audit Committee of our Board of Directors is directly responsible for the appointment, oversight and evaluation of our independent registered public accounting firm, subject to conservator approval of matters relating to retention and termination. In accordance with the Audit Committee’s charter, it must approve, in advance of the service, all audit and permissible non-audit services to be provided by our independent registered public accounting firm and establish policies and procedures for the engagement of the external auditor to provide audit and permissible non-audit services. Our independent registered public accounting firm may not be retained to perform non-audit services specified in Section 10A(g) of the Exchange Act.

Deloitte & Touche LLP was our independent registered public accounting firm for the years ended December 31, 2008 and 2007. Deloitte & Touche LLP has advised the Audit Committee that they are independent accountants with respect to the company, within the meaning of standards established by the PCAOB and federal securities laws administered by the SEC.

The following table sets forth the aggregate estimated or actual fees for professional services provided by Deloitte & Touche LLP in 2008 and 2007, including fees for the 2008 and 2007 audits.

	For the Year Ended
	December 31,
Description of Fees	2008	2007

Audit fees	$39,000,000	$47,000,000
Audit-related fees(1)	2,800,000	2,300,000
Tax fees	—	—
All other fees	—	—

Total fees	$41,800,000	$49,300,000

(1)	For 2008 and 2007, consists of: (i) fees billed for attest-related services on securitization transactions and (ii) reimbursement of costs associated with responding to subpoenas relating to Fannie Mae’s securities litigation.

Pre-Approval Policy

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services to be provided by the independent registered public accounting firm for the upcoming year. The independent registered public accounting firm and management are required to present reports on the nature of the services provided by the independent registered public accounting firm for the past year and the fees for such services, categorized into audit services, audit-related services, tax services and other services. In addition, management and the independent registered public accounting firm are required to submit a list of proposed audit and permissible non-audit services and the estimated fees for such services for the upcoming year. The Audit Committee approves the audit and permissible non-audit services for the upcoming year. Pre-approval for services is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and authorized fees. In the event that the fees for pre-approved services during the year exceed the authorized fees by 20%, then the increased fees must be pre-approved by the Audit Committee.

In connection with its approval of Deloitte & Touche as Fannie Mae’s independent registered public accounting firm for 2008, the Audit Committee delegated the authority to pre-approve any audit and permissible non-audit services and fee increases to its Chairman, Mr. Beresford, who was required to report any such pre-approvals at the next scheduled meeting of the Audit Committee. This delegation of authority did not apply to pre-approval of attest-related services on securitization transactions.

In 2008, we paid no fees to the independent registered public accounting firm pursuant to the de minimis exception established by the SEC, and all services were pre-approved.

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

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Herbert M. Allison, Jr. and David M. Johnson, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with the Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Federal National Mortgage Association

/s/  Herbert M. Allison, Jr.
Herbert M. Allison, Jr.
President and Chief Executive Officer

Date: February 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Philip A. Laskawy Philip A. Laskawy	Chairman of the Board of Directors	February 25, 2009

/s/ Herbert M. Allison, Jr. Herbert M. Allison, Jr.	President and Chief Executive Officer and Director	February 26, 2009

/s/ David M. Johnson David M. Johnson	Executive Vice President and Chief Financial Officer	February 26, 2009

/s/ David C. Hisey David C. Hisey	Executive Vice President and Deputy Chief Financial Officer	February 26, 2009

/s/ Dennis R. Beresford Dennis R. Beresford	Director	February 26, 2009

/s/ William Thomas Forrester William Thomas Forrester	Director	February 26, 2009

/s/ Brenda J. Gaines Brenda J. Gaines	Director	February 26, 2009

/s/ Charlynn Goins Charlynn Goins	Director	February 26, 2009

Signature	Title	Date

/s/ Frederick B. Harvey III Frederick B. Harvey III	Director	February 26, 2009

/s/ Egbert L. J. Perry Egbert L. J. Perry	Director	February 26, 2009

/s/ David H. Sidwell David H. Sidwell	Director	February 26, 2009

/s/ Diana L. Taylor Diana L. Taylor	Director	February 26, 2009

INDEX TO EXHIBITS

Item	Description

3.1	Fannie Mae Charter Act (12 U.S.C. § 1716 et seq.) as amended through July 30, 2008 (Incorporated by reference to Exhibit 3.1 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 8, 2008.)
3.2	Fannie Mae Bylaws, as amended through January 30, 2009
4.1	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series D (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.2	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series E (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.3	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series F (Incorporated by reference to Exhibit 4.3 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.4	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series G (Incorporated by reference to Exhibit 4.4 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.5	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series H (Incorporated by reference to Exhibit 4.5 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.6	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series I (Incorporated by reference to Exhibit 4.6 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.7	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series L (Incorporated by reference to Exhibit 4.7 to Fannie Mae’s Quarterly Report on Form 10-Q dated August 8, 2008.)
4.8	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series M (Incorporated by reference to Exhibit 4.8 to Fannie Mae’s Quarterly Report on Form 10-Q dated August 8, 2008.)
4.9	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series N (Incorporated by reference to Exhibit 4.9 to Fannie Mae’s Quarterly Report on Form 10-Q dated August 8, 2008.)
4.10	Certificate of Designation of Terms of Fannie Mae Non-Cumulative Convertible Preferred Stock, Series 2004-1 (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed January 4, 2005.)
4.11	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series O (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s Current Report on Form 8-K, filed January 4, 2005.)
4.12	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series P (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed September 28, 2007.)
4.13	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series Q (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed October 5, 2007.)
4.14	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series R (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed November 21, 2007.)
4.15	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series S (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed December 11, 2007.)
4.16	Certificate of Designation of Terms of Fannie Mae Non-Cumulative Mandatory Convertible Preferred Stock, Series 2008-1 (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed May 14, 2008.)
4.17	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series T (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed May 19, 2008.)
4.18	Certificate of Designation of Terms of Variable Liquidation Preference Senior Preferred Stock, Series 2008-2 (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s Current Report on Form 8-K, filed September 11, 2008.)
4.19	Warrant to Purchase Common Stock, dated September 7, 2008 conservator (Incorporated by reference to Exhibit 4.3 to Fannie Mae’s Current Report on Form 8-K, filed September 11, 2008.)
4.20	Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of September 26, 2008, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed October 2, 2008.)

Item	Description

10.1	Employment Agreement dated November 15, 2005, between Fannie Mae and Daniel H. Mudd† (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Current Report on Form 8-K, filed November 15, 2005.)
10.2	Letter Agreement between Fannie Mae and Daniel Mudd, dated March 13, 2007† (Incorporated by reference to Exhibit 99.5 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2005, filed May 2, 2007.)
10.3	Description of amendment to the employment agreement of Daniel H. Mudd† (Incorporated by reference to “Compensation Discussion and Analysis — What compensation arrangements do we have with Mr. Mudd, our former Chief Executive Officer” in Item 11 of Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2008.)
10.4	Letter Agreement between Fannie Mae and Robert J. Levin, dated June 19, 1990† (Incorporated by reference to Exhibit 10.5 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
10.5	Description of compensation arrangements for Stephen M. Swad† (Incorporated by reference to “Employment Agreements and Other Arrangements with our Covered Executives—Compensation Arrangements for Stephen Swad, Executive Vice President and Chief Financial Officer Designate” in Item 11 of Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2005, filed May 2, 2007.)
10.6	Fannie Mae’s Elective Deferred Compensation Plan, as amended effective November 15, 2004† (Incorporated by reference to Exhibit 10.21 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2007, filed February 27, 2008.)
10.7	Amendment to Fannie Mae Elective Deferred Compensation Plan I, effective October 27, 2008†
10.8	Fannie Mae Elective Deferred Compensation Plan II† (Incorporated by reference to Exhibit 10.7 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2007, filed February 27, 2008.)
10.9	Amendment to Fannie Mae Elective Deferred Compensation Plan II, effective April 29, 2008† (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 8, 2008.)
10.10	Amendment to Fannie Mae Elective Deferred Compensation Plan II, effective October 27, 2008†
10.11	Fannie Mae Executive Life Insurance Program, as amended April 9, 2008† (Incorporated by reference Exhibit 10.3 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 8, 2008.)
10.12	Description of retention plan and 2009 annual compensation plan† (Incorporated by reference to “Compensation Discussion and Analysis—Impact of the Conservatorship on Executive Compensation—Conservator’s determination relating to 2008 Incentive Compensation and Establishment of 2008 Retention Program” in Item 11 of Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2008.)
10.13	Description of Fannie Mae’s compensatory arrangements with its non-employee directors for the year ended December 31, 2008† (Incorporated by reference to information under the heading “Director Compensation” in Item 11 of Fannie Mae’s Annual Report on Form 10-K, for the year ended December 31, 2008.)
10.14	Pre-September 2008 Fannie Mae Form of Indemnification Agreement for directors and officers of Fannie Mae (Incorporated by reference to Exhibit 10.7 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
10.15	Post-August 2008 Fannie Mae Form of Indemnification Agreement for directors and officers of Fannie Mae
10.16	Federal National Mortgage Association Supplemental Pension Plan, as amended November 20, 2007† (Incorporated by reference to Exhibit 10.10 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2007, filed February 27, 2008.)
10.17	Amendment to Fannie Mae Supplemental Pension Plan for Internal Revenue Code Section 409A, effective January 1, 2009† (Incorporated by reference to Exhibit 10.11 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2007, filed February 27, 2008.)
10.18	Amendment to Fannie Mae Supplemental Pension Plan, executed December 22, 2008†

Item	Description

10.19	Fannie Mae Supplemental Pension Plan of 2003, as amended November 20, 2007† (Incorporated by reference to Exhibit 10.12 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2007, filed February 27, 2008.)
10.20	Amendment to Fannie Mae Supplemental Pension Plan of 2003 for Internal Revenue Code Section 409A, effective January 1, 2009† (Incorporated by reference to Exhibit 10.13 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2007, filed February 27, 2008.)
10.21	Amendment to Fannie Mae Supplemental Pension Plan of 2003 for Internal Revenue Code Section 409A, adopted December 22, 2008†
10.22	Executive Pension Plan of the Federal National Mortgage Association as amended and restated† (Incorporated by reference to Exhibit 10.10 to Fannie Mae’s registration statement on form 10, filed March 31, 2003)
10.23	Amendment to the Executive Pension Plan of the Federal National Mortgage Association, as amended and restated, effective March 1, 2007† (Incorporated by reference to Exhibit 10.20 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2005, filed May 2, 2007.)
10.24	Amendment to Fannie Mae Executive Pension Plan, effective November 20, 2007† (Incorporated by reference to Exhibit 10.16 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2007, filed February 27, 2008.)
10.25	Amendment to the Executive Pension Plan of the Federal National Mortgage Association, effective January 1, 2008†
10.26	Fannie Mae Annual Incentive Plan, as amended December 10, 2007† (Incorporated by reference to Exhibit 10.17 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2007, filed February 27, 2008.)
10.27	Fannie Mae Stock Compensation Plan of 2003, as amended through December 14, 2007† (Incorporated by reference to Exhibit 10.18 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2007, filed February 27, 2008.)
10.28	Amendment to Fannie Mae Stock Compensation Plan of 2003, as amended, for Internal Revenue Code Section 409A, adopted December 22, 2008†
10.29	Fannie Mae Stock Compensation Plan of 1993† (Incorporated by reference to Exhibit 10.18 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2004, filed December 6, 2006.)
10.30	Fannie Mae Procedures for Deferral and Diversification of Awards, as amended effective December 10, 2007†
10.31	Fannie Mae Supplemental Retirement Savings Plan, as amended through April 29, 2008† (Incorporated by reference to Exhibit 10.2 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 8, 2008.)
10.32	Amendment to Fannie Mae Supplemental Retirement Savings Plan, effective October 8, 2008†
10.33	Director’s Charitable Award Program† (Incorporated by reference to Exhibit 10.17 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
10.34	Form of Nonqualified Stock Option Grant Award Document† (Incorporated by reference to Exhibit 10.3 to Fannie Mae’s Current Report on Form 8-K, filed December 9, 2004.)
10.35	Form of Restricted Stock Award Document† (Incorporated by reference to Exhibit 99.1 to Fannie Mae’s Current Report on Form 8-K, filed January 26, 2007.)
10.36	Form of Restricted Stock Units Award Document adopted January 23, 2008† (Incorporated by reference to Exhibit 10.27 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2007, filed February 27, 2008.)
10.37	Form of Restricted Stock Units Award Document† (Incorporated by reference to Exhibit 99.2 to Fannie Mae’s Current Report on Form 8-K, filed January 26, 2007.)
10.38	Form of Restricted Stock Units Award Document adopted January 23, 2008† (Incorporated by reference to Exhibit 10.27 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2007, filed February 27, 2008.)

Item	Description

10.39	Form of Nonqualified Stock Option Grant Award Document for Non-Management Directors† (Incorporated by reference to Exhibit 10.7 to Fannie Mae’s Current Report on Form 8-K, filed December 9, 2004.)
10.40	Lending Agreement, dated September 19, 2008, between the U.S. Treasury and Fannie Mae† (Incorporated by reference to Exhibit 10.4 to Fannie Mae’s Quarterly Report on Form 10-Q, filed November 10, 2008.)
10.41	Senior Preferred Stock Purchase Agreement dated as of September 7, 2008, as amended and restated on September 26, 2008, between the United States Department of the Treasury and Federal National Mortgage Association (Incorporated by reference Exhibit 4.20 to Fannie Mae’s Quarterly Report on Form 10-Q for the quarter ended September 30, 3008.)
10.42	Letters, dated September 1, 2005, setting forth an agreement between Fannie Mae and OFHEO (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Current Report on Form 8-K, filed September 8, 2005.)
10.43	Consent of Defendant Fannie Mae with Securities and Exchange Commission (SEC), dated May 23, 2006 (Incorporated by reference to Exhibit 10.2 to Fannie Mae’s Current Report on Form 8-K, filed May 30, 2006.)
10.44	Agreement between Enrico Dallavecchia and Fannie Mae, dated February 13, 2009†
10.45	Agreement between Stephen M. Swad and Fannie Mae, dated February 19, 2009†
12.1	Statement re: computation of ratios to earnings to fixed charges
12.2	Statement re: computation of ratios of earnings to combined fixed charges and preferred stock dividends
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

†	This exhibit is a management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Fannie Mae:

We have audited the accompanying consolidated balance sheets of Fannie Mae and consolidated entities (In conservatorship) (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows, and changes in stockholders’ equity (deficit) for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fannie Mae and consolidated entities (In conservatorship) as of December 31, 2008 and 2007, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurement,” and Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.”

As also discussed in Note 2 to the consolidated financial statements, the Company is currently under the control of its conservator and regulator, the Federal Housing Finance Agency (“FHFA”). Further, the Company directly and indirectly receives substantial support from various agencies of the United States Government, including the Federal Reserve, the Treasury Department and FHFA. The Company is dependent upon the continued support of the United States Government, various United States Government agencies and the Company’s conservator and regulator, FHFA.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009 expressed an adverse opinion on the Company’s internal control over financial reporting because of material weaknesses.

/s/  Deloitte & Touche LLP

Washington, DC
February 26, 2009

FANNIE MAE
(In conservatorship)

Consolidated Balance Sheets
(Dollars in millions, except share amounts)

	As of December 31,
	2008	2007

ASSETS
Cash and cash equivalents	$17,933	$3,941
Restricted cash	529	561
Federal funds sold and securities purchased under agreements to resell	57,418	49,041
Investments in securities:
Trading, at fair value (includes Fannie Mae MBS of $58,006 and $40,458 as of December 31, 2008 and 2007, respectively)	90,806	63,956
Available-for-sale, at fair value (includes Fannie Mae MBS of $176,244 and $138,943 as of December 31, 2008 and 2007, respectively)	266,488	293,557

Total investments in securities	357,294	357,513

Mortgage loans:
Loans held for sale, at lower of cost or fair value	13,270	7,008
Loans held for investment, at amortized cost	415,065	397,214
Allowance for loan losses	(2,923)	(698)

Total loans held for investment, net of allowance	412,142	396,516

Total mortgage loans	425,412	403,524
Advances to lenders	5,766	12,377
Accrued interest receivable	3,816	3,812
Acquired property, net	6,918	3,602
Derivative assets at fair value	869	885
Guaranty assets	7,043	9,666
Deferred tax assets, net	3,926	12,967
Partnership investments	9,314	11,000
Other assets	16,166	10,500

Total assets	$912,404	$879,389

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities:
Accrued interest payable	$5,947	$7,512
Federal funds purchased and securities sold under agreements to repurchase	77	869
Short-term debt (includes debt at fair value of $4,500 as of December 31, 2008)	330,991	234,160
Long-term debt (includes debt at fair value of $21,565 as of December 31, 2008)	539,402	562,139
Derivative liabilities at fair value	2,715	2,217
Reserve for guaranty losses (includes $1,946 and $211 as of December 31, 2008 and 2007, respectively, related to Fannie Mae MBS included in Investments in securities)	21,830	2,693
Guaranty obligations (includes $755 and $661 as of December 31, 2008 and 2007, respectively, related to Fannie Mae MBS included in Investments in securities)	12,147	15,393
Partnership liabilities	3,243	3,824
Other liabilities	11,209	6,464

Total liabilities	927,561	835,271

Minority interests in consolidated subsidiaries	157	107
Commitments and contingencies (Note 21)	—	—
Stockholders’ Equity (Deficit):
Senior preferred stock, 1,000,000 shares issued and outstanding as of December 31, 2008	1,000	—
Preferred stock, 700,000,000 shares are authorized—597,071,401 and 466,375,000 shares issued and outstanding as of December 31, 2008 and 2007, respectively	21,222	16,913
Common stock, no par value, no maximum authorization—1,238,880,988 and 1,129,090,420 shares issued as of December 31, 2008 and 2007, respectively; 1,085,424,213 shares and 974,104,578 shares outstanding as of December 31, 2008 and 2007, respectively	650	593
Additional paid-in capital	3,621	1,831
Retained earnings (accumulated deficit)	(26,790)	33,548
Accumulated other comprehensive loss	(7,673)	(1,362)
Treasury stock, at cost, 153,456,775 shares and 154,985,842 shares as of December 31, 2008 and 2007, respectively	(7,344)	(7,512)

Total stockholders’ equity (deficit)	(15,314)	44,011

Total liabilities and stockholders’ equity (deficit)	$912,404	$879,389

See Notes to Consolidated Financial Statements

FANNIE MAE
(In conservatorship)

Consolidated Statements of Operations
(Dollars and shares in millions, except per share amounts)

	For the Year Ended
	December 31,
	2008	2007	2006

Interest income:
Trading securities	$5,878	$2,051	$688
Available-for-sale securities	13,214	19,442	21,359
Mortgage loans	22,692	22,218	20,804
Other	1,339	1,055	776

Total interest income	43,123	44,766	43,627

Interest expense:
Short-term debt	7,815	8,999	7,736
Long-term debt	26,526	31,186	29,139

Total interest expense	34,341	40,185	36,875

Net interest income	8,782	4,581	6,752

Guaranty fee income (includes imputed interest of $1,423, $1,278 and $1,081 for 2008, 2007 and 2006, respectively)	7,621	5,071	4,250
Losses on certain guaranty contracts	—	(1,424)	(439)
Trust management income	261	588	111
Investment losses, net	(7,220)	(867)	(691)
Fair value losses, net	(20,129)	(4,668)	(1,744)
Debt extinguishment gains (losses), net	(222)	(47)	201
Losses from partnership investments	(1,554)	(1,005)	(865)
Fee and other income	772	965	908

Non-interest income (loss)	(20,471)	(1,387)	1,731

Administrative expenses:
Salaries and employee benefits	1,032	1,370	1,219
Professional services	529	851	1,393
Occupancy expenses	227	263	263
Other administrative expenses	191	185	201

Total administrative expenses	1,979	2,669	3,076
Minority interest in earnings (losses) of consolidated subsidiaries	(21)	(21)	10
Provision for credit losses	27,951	4,564	589
Foreclosed property expense	1,858	448	194
Other expenses	1,093	660	401

Total expenses	32,860	8,320	4,270

Income (loss) before federal income taxes and extraordinary gains (losses)	(44,549)	(5,126)	4,213
Provision (benefit) for federal income taxes	13,749	(3,091)	166

Income (loss) before extraordinary gains (losses)	(58,298)	(2,035)	4,047
Extraordinary gains (losses), net of tax effect	(409)	(15)	12

Net income (loss)	(58,707)	(2,050)	4,059
Preferred stock dividends and issuance costs at redemption	(1,069)	(513)	(511)

Net income (loss) available to common stockholders	$(59,776)	$(2,563)	$3,548

Basic earnings (loss) per share:
Earnings (loss) before extraordinary gains (losses)	$(23.88)	$(2.62)	$3.64
Extraordinary gains (losses), net of tax effect	(0.16)	(0.01)	0.01

Basic earnings (loss) per share	$(24.04)	$(2.63)	$3.65

Diluted earnings (loss) per share:
Earnings (loss) before extraordinary gains (losses)	$(23.88)	$(2.62)	$3.64
Extraordinary gains (losses), net of tax effect	(0.16)	(0.01)	0.01

Diluted earnings (loss) per share	$(24.04)	$(2.63)	$3.65

Cash dividends per common share	$0.75	$1.90	$1.18
Weighted-average common shares outstanding:
Basic	2,487	973	971
Diluted	2,487	973	972

See Notes to Consolidated Financial Statements

FANNIE MAE
(In conservatorship)

Consolidated Statements of Cash Flows
(Dollars in millions)

	For the Year Ended December 31,
	2008	2007	2006

Cash flows provided by operating activities:
Net income (loss)	$(58,707)	$(2,050)	$4,059
Reconciliation of net income (loss) to net cash provided by operating activities:
Amortization of investment cost basis adjustments	(400)	(391)	(324)
Amortization of debt cost basis adjustments	8,589	9,775	8,587
Provision for credit losses	27,951	4,564	589
Valuation losses	13,964	612	707
Debt extinguishment (gains) losses, net	222	47	(201)
Debt foreign currency transaction (gains) losses, net	(230)	190	230
Losses on certain guaranty contracts	—	1,424	439
Losses from partnership investments	1,554	1,005	865
Current and deferred federal income taxes	12,904	(3,465)	(609)
Extraordinary (gains) losses, net of tax effect	409	15	(12)
Derivatives fair value adjustments	(1,239)	4,289	561
Purchases of loans held for sale	(56,768)	(34,047)	(28,356)
Proceeds from repayments of loans held for sale	617	594	606
Net decrease in trading securities, excluding non-cash transfers	72,689	62,699	47,343
Net change in:
Guaranty assets	2,089	(5)	(278)
Guaranty obligations	(5,312)	(630)	(857)
Other, net	(2,479)	(1,677)	(1,680)

Net cash provided by operating activities	15,853	42,949	31,669
Cash flows used in investing activities:
Purchases of trading securities held for investment	(7,635)	—	—
Proceeds from maturities of trading securities held for investment	9,530	—	—
Proceeds from sales of trading securities held for investment	2,823	—	—
Purchases of available-for-sale securities	(147,337)	(126,200)	(218,620)
Proceeds from maturities of available-for-sale securities	33,369	123,462	163,863
Proceeds from sales of available-for-sale securities	146,630	76,055	84,348
Purchases of loans held for investment	(63,097)	(76,549)	(62,770)
Proceeds from repayments of loans held for investment	49,328	56,617	70,548
Advances to lenders	(81,483)	(79,186)	(47,957)
Proceeds from disposition of acquired property	10,905	5,714	4,423
Reimbursements to servicers for loan advances	(15,282)	(4,585)	(1,781)
Contributions to partnership investments	(1,507)	(3,059)	(2,341)
Proceeds from partnership investments	1,042	1,043	295
Net change in federal funds sold and securities purchased under agreements to resell	(9,793)	(38,926)	(3,781)

Net cash used in investing activities	(72,507)	(65,614)	(13,773)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of short-term debt	1,913,685	1,743,852	2,196,078
Payments to redeem short-term debt	(1,824,511)	(1,687,570)	(2,221,719)
Proceeds from issuance of long-term debt	243,557	193,238	179,371
Payments to redeem long-term debt	(267,225)	(232,978)	(169,578)
Repurchase of common and preferred stock	—	(1,105)	(3)
Proceeds from issuance of common and preferred stock	7,211	8,846	22
Payment of cash dividends on common and preferred stock	(1,805)	(2,483)	(1,650)
Net change in federal funds purchased and securities sold under agreements to repurchase	(266)	1,561	(5)
Excess tax benefits from stock-based compensation	—	6	7

Net cash provided by (used in) financing activities	70,646	23,367	(17,477)
Net increase in cash and cash equivalents	13,992	702	419
Cash and cash equivalents at beginning of period	3,941	3,239	2,820

Cash and cash equivalents at end of period	$17,933	$3,941	$3,239

Cash paid during the period for:
Interest	$35,959	$40,645	$34,488
Income taxes	845	1,888	768
Non-cash activities:
Securitization-related transfers from mortgage loans held for sale to investments in securities	$40,079	$27,707	$25,924
Net transfers of loans held for sale to loans held for investment	13,523	4,271	1,961
Net deconsolidation transfers from mortgage loans held for sale to investments in securities	(1,429)	(260)	79
Net transfers from available-for-sale securities to mortgage loans held for sale	2,904	514	63
Transfers from advances to lenders to investments in securities (including transfers to trading securities of $40,660, $70,156 and $44,969 for the years ended December 31, 2008, 2007 and 2006, respectively)	83,534	71,801	45,216
Net consolidation-related transfers from investments in securities to mortgage loans held for investment	(7,983)	(7,365)	12,747
Net mortgage loans acquired by assuming debt	167	2,756	9,810
Transfers from mortgage loans to acquired property, net	4,272	3,025	2,962
Transfers to trading securities from the effect of adopting SFAS 159	56,217	—	—
Issuance of senior preferred stock and warrant to purchase common stock to U.S. Treasury	4,518	—	—

See Notes to Consolidated Financial Statements

FANNIE MAE
(In conservatorship)

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(Dollars and shares in millions, except per share amounts)

								Retained	Accumulated		Total
	Shares Outstanding						Additional	Earnings	Other		Stockholders’
	Senior			Senior	Preferred	Common	Paid-In	(Accumulated	Comprehensive	Treasury	Equity
	Preferred	Preferred	Common	Preferred	Stock	Stock	Capital	Deficit)	Loss(1)	Stock	(Deficit)

Balance as of January 1, 2006	—	132	971	$—	$9,108	$593	$1,913	$35,555	$(131)	$(7,736)	$39,302
Comprehensive income:
Net income	—	—	—	—	—	—	—	4,059	—	—	4,059
Other comprehensive income, net of tax effect:
Unrealized losses on available-for-sale securities (net of tax of $73)	—	—	—	—	—	—	—	—	(135)	—	(135)
Reclassification adjustment for gains included in net income (net of tax of $77)	—	—	—	—	—	—	—	—	(143)	—	(143)
Unrealized gains on guaranty assets and guaranty fee buy-ups (net of tax of $23)	—	—	—	—	—	—	—	—	43	—	43
Net cash flow hedging losses (net of tax of $2)	—	—	—	—	—	—	—	—	(3)	—	(3)
Minimum pension liability (net of tax of $2)	—	—	—	—	—	—	—	—	4	—	4

Total comprehensive income											3,825
Adjustment to apply SFAS 158 (net of tax of $55)	—	—	—	—	—	—	—	—	(80)	—	(80)
Common stock dividends ($1.18 per share)	—	—	—	—	—	—	—	(1,148)	—	—	(1,148)
Preferred stock dividends	—	—	—	—	—	—	—	(511)	—	—	(511)
Treasury stock issued for stock options and benefit plans	—	—	1	—	—	—	29	—	—	89	118

Balance as of December 31, 2006	—	132	972	—	9,108	593	1,942	37,955	(445)	(7,647)	41,506
Cumulative effect from the adoption of FIN 48, net of tax	—	—	—	—	—	—	—	4	—	—	4

Balance as of January 1, 2007, adjusted	—	132	972	—	9,108	593	1,942	37,959	(445)	(7,647)	41,510
Comprehensive income:
Net income	—	—	—	—	—	—	—	(2,050)	—	—	(2,050)
Other comprehensive income, net of tax effect:
Unrealized losses on available-for-sale securities (net of tax of $293)	—	—	—	—	—	—	—	—	(544)	—	(544)
Reclassification adjustment for gains included in net income (net of tax of $282)	—	—	—	—	—	—	—	—	(523)	—	(523)
Unrealized gains on guaranty assets and guaranty fee buy-ups (net of tax of $13)	—	—	—	—	—	—	—	—	25	—	25
Net cash flow hedging losses (net of tax of $2)	—	—	—	—	—	—	—	—	(3)	—	(3)
Prior service cost and actuarial gains, net of amortization for defined benefit plans (net of tax of $73)	—	—	—	—	—	—	—	—	128	—	128

Total comprehensive income											(2,967)
Common stock dividends ($1.90 per share)	—	—	—	—	—	—	—	(1,858)	—	—	(1,858)
Preferred stock dividends	—	—	—	—	—	—	—	(503)	—	—	(503)
Preferred stock issued	—	356	—	—	8,905	—	(94)	—	—	—	8,811
Preferred stock redeemed	—	(22)	—	—	(1,100)	—	—	—	—	—	(1,100)
Treasury stock issued for stock options and benefit plans	—	—	2	—	—	—	(17)	—	—	135	118

Balance as of December 31, 2007	—	466	974	—	16,913	593	1,831	33,548	(1,362)	(7,512)	44,011

								Retained	Accumulated		Total
	Shares Outstanding						Additional	Earnings	Other		Stockholders’
	Senior			Senior	Preferred	Common	Paid-In	(Accumulated	Comprehensive	Treasury	Equity
	Preferred	Preferred	Common	Preferred	Stock	Stock	Capital	Deficit)	Loss(1)	Stock	(Deficit)

Cumulative effect from the adoption of SFAS 157 and SFAS 159, net of tax	—	—	—	—	—	—	—	148	(93)	—	55

Balance as of January 1, 2008, adjusted	—	466	974	—	16,913	593	1,831	33,696	(1,455)	(7,512)	44,066
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(58,707)	—	—	(58,707)
Other comprehensive loss, net of tax effect:
Unrealized losses on available-for-sale securities (net of tax of $2,954)	—	—	—	—	—	—	—	—	(5,487)	—	(5,487)
Reclassification adjustment for gains included in net loss (net of tax of $36)	—	—	—	—	—	—	—	—	(67)	—	(67)
Unrealized losses on guaranty assets and guaranty fee buy-ups	—	—	—	—	—	—	—	—	(342)	—	(342)
Net cash flow hedging losses	—	—	—	—	—	—	—	—	1	—	1
Prior service cost and actuarial losses, net of amortization for defined benefit plans	—	—	—	—	—	—	—	—	(323)	—	(323)

Total comprehensive loss											(64,925)
Common stock dividends ($0.75 per share)	—	—	—	—	—	—	—	(741)		—	(741)
Senior preferred stock dividends declared	—	—	—	—	—	—	(31)	—	—	—	(31)
Preferred stock dividends declared	—	—	—	—	—	—	—	(1,038)	—	—	(1,038)
Senior preferred stock issued	1	—	—	1,000	—	—	—	—	—	—	1,000
Preferred stock issued	—	141	—	—	4,812	—	(127)	—	—	—	4,685
Conversion of convertible preferred stock into common stock	—	(10)	16	—	(503)	8	495	—	—	—	—
Common stock issued	—	—	94	—	—	49	2,477	—	—	—	2,526
Common stock warrant issued	—	—	—	—	—	—	3,518	—	—	—	3,518
U.S. Treasury commitment(2)	—	—	—	—	—	—	(4,518)	—	—	—	(4,518)
Treasury stock issued for stock options and benefit plans	—	—	1	—	—	—	(24)	—	—	168	144

Balance as of December 31, 2008	1	597	1,085	$1,000	$21,222	$650	$3,621	$(26,790)	$(7,673)	$(7,344)	$(15,314)

(1)	Accumulated other comprehensive loss is comprised of $7.3 billion, $1.6 billion and $577 million in net unrealized losses on available-for-sale securities, net of tax, and $(382) million, $282 million and $132 million in net unrealized gains (losses) on all other components, net of tax for 2007 and 2006, as of December 31, 2008, 2007 and 2006, respectively.

(2)	Amount represents the aggregate fair value of both the senior preferred stock and common stock warrant issued to the U.S. Treasury.

See Notes to Consolidated Financial Statements

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We operate under three business segments: Single-Family Credit Guaranty (“Single-Family”), Housing and Community Development (“HCD”) and Capital Markets. Our Single-Family segment generates revenue primarily from the guaranty fees on the mortgage loans underlying guaranteed single-family Fannie Mae mortgage-backed securities (“Fannie Mae MBS”). Our HCD segment generates revenue from a variety of sources, including guaranty fees on the mortgage loans underlying multifamily Fannie Mae MBS and on the multifamily mortgage loans held in our portfolio, transaction fees associated with the multifamily business and bond credit enhancement fees. In addition, HCD investments in rental housing projects eligible for the federal low-income housing tax credit (“LIHTC”) generate both tax credits and net operating losses. As described in “Note 12, Income Taxes,” we determined that it is more likely than not that we will not realize a portion of our deferred tax assets in the future. As a result, we are recognizing only a small amount of tax benefits associated with tax credits and net operating losses in our consolidated financial statements. Other investments in affordable rental and for-sale housing generate revenue and losses from operations and the eventual sale of the assets. Our Capital Markets segment invests in mortgage loans, mortgage-related securities and other investments, and generates income primarily from the difference, or spread, between the yield on the mortgage assets we own and the interest we pay on the debt we issue in the global capital markets to fund the purchases of these mortgage assets. Changes in the fair value of the derivative instruments and trading securities and the impairments on available-for-sale securities also affect the net income of our Capital Markets segment.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

appointed FHFA as our conservator on September 6, 2008, in accordance with the Regulatory Reform Act and the Federal Housing Enterprises Financial Safety and Soundness Act of 1992.

Upon its appointment, the conservator immediately succeeded to all rights, titles, powers and privileges of Fannie Mae, and of any stockholder, officer or director of Fannie Mae with respect to Fannie Mae and its assets, and succeeded to the title to the books, records and assets of any other legal custodian of Fannie Mae. The conservator has the power to take over our assets and operate our business with all the powers of our stockholders, directors and officers, and to conduct all business of the company.

The FHFA, in its role as conservator, has overall management authority over our business. The conservator has delegated authority to management to conduct day-to-day operations so that the company can continue to operate in the ordinary course of business. The conservator retains the authority to withdraw its delegations to management at any time.

On November 24, 2008, the conservator reconstituted our Board of Directors and directed the company regarding the function and authorities of the Board of Directors. On December 19, 2008, the conservator’s delegation of authority to the Board became effective when nine Board members, in addition to the non-executive chairman, were appointed by FHFA. In addition, the conservator directed the Board to consult with and obtain the consent of the conservator before taking action in the following areas: actions involving capital stock, dividends, the senior preferred stock purchase agreement between Treasury and Fannie Mae, increases in risk limits, material changes in accounting policy, and reasonably foreseeable material increases in operational risk; the creation of any subsidiary or affiliate or any substantial non-ordinary course transactions with any subsidiary or affiliate; matters that relate to conservatorship; actions involving hiring, compensation and termination benefits of directors and officers at the executive vice president level and above and other specified executives; actions involving retention and termination of external auditors and law firms serving as consultants to the Board; settlements of litigation, claims, regulatory proceedings or tax-related matters in excess of a specified threshold; any merger with or acquisition of a business for consideration in excess of $50 million; and any action that in the reasonable business judgment of the Board at the time that the action is taken is likely to cause significant reputational risk. The directors of Fannie Mae serve on behalf of the conservator and exercise their authority as directed by and with the approval, where required, of the conservator.

Under the Regulatory Reform Act, the conservator has the power (subject to certain limitations for qualified financial contracts) to disaffirm or repudiate contracts entered into by us prior to the appointment of FHFA as conservator if FHFA determines, in its sole discretion, that performance of the contract is burdensome and that disaffirmance or repudiation of the contract promotes the orderly administration of Fannie Mae’s affairs. As of February 26, 2009, the conservator has advised us that it has not disaffirmed or repudiated any contracts we entered into prior to its appointment as conservator. The Regulatory Reform Act requires FHFA to exercise its right to disaffirm or repudiate most contracts within a reasonable period of time after its appointment as conservator. As of February 26, 2009, the conservator had not determined whether or not a reasonable period of time had passed for purposes of the applicable provisions of the Regulatory Reform Act and, therefore, the conservator may still possess this right.

The conservator also has the power to transfer or sell any asset or liability of Fannie Mae (subject to limitations and post-transfer notice provisions for transfers of qualified financial contracts) without any approval, assignment of rights or consent of any party. The Regulatory Reform Act, however, provides that mortgage loans and mortgage-related assets that have been transferred to a Fannie Mae MBS trust must be held by the conservator for the beneficial owners of the Fannie Mae MBS and cannot be used to satisfy the general creditors of the company. As of February 26, 2009, FHFA has not exercised this power.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Neither the conservatorship nor the terms of our agreements with Treasury changes our obligation to make required payments on our debt securities or perform under our mortgage guaranty obligations.

As described in “Note 17, Stockholders’ Equity (Deficit),” the senior preferred stock purchase agreement includes a number of significant restrictions which prohibit us from engaging in a number of activities without prior written approval from Treasury. The senior preferred stock purchase agreement also caps the size of our mortgage portfolio at $850.0 billion through December 31, 2009, and then requires that we reduce the size of our mortgage portfolio by 10% per year (based on the size of the portfolio on December 31 of the prior year) until it reaches $250.0 billion.

The conservatorship has no specified termination date. There can be no assurance as to when or how the conservatorship will be terminated, whether we will continue to exist following the conservatorship or what our business structure will be during or following the conservatorship.

Financial Terms and Financial Statement Impact of Senior Preferred Stock Purchase Agreement

Pursuant to the senior preferred stock purchase agreement, Treasury made a commitment to provide up to $100.0 billion in funding as needed to help us maintain a positive net worth. As consideration for Treasury’s funding commitment, we issued one million shares of senior preferred stock and a warrant to purchase shares of common stock to Treasury. Treasury’s funding commitment is intended to avoid a mandatory trigger of receivership under the Regulatory Reform Act. Our net worth, defined as the amount by which our total assets exceed our total liabilities, as reflected on our consolidated balance sheet, was negative $15.2 billion as of December 31, 2008.

The senior preferred stock is senior in liquidation preference to our common stock and all other series of preferred stock. Beginning on March 31, 2010, we are obligated to pay Treasury a quarterly commitment fee, which will begin accruing on January 1, 2010. The initial amount of the fee will be determined by December 31, 2009, with resets at five-year intervals thereafter. In lieu of paying Treasury this fee, we may elect to add the amount of the fee to the liquidation preference of the senior preferred stock. Treasury may waive the quarterly commitment fee for up to one year a time, in its sole discretion, based on adverse conditions in the U.S. mortgage market.

On September 7, 2008, we issued a warrant to Treasury giving it the right to purchase, at a nominal price, shares of our common stock equal to 79.9% of the total common stock outstanding on a fully diluted basis on the date Treasury exercises the warrant. Treasury has the right to exercise the warrant, in whole or in part, at any time on or before September 7, 2028. We recorded the aggregate fair value of the warrant of $3.5 billion as a component of additional paid-in-capital. If the warrant is exercised, the stated value of the common stock issued will be reclassified as “Common stock” in our consolidated balance sheet. Because the warrant’s exercise price of $0.00001 per share is considered non-substantive (compared to the market price of our common stock), the warrant was evaluated based on its substance rather than its form. The warrant was determined to have characteristics of non-voting common stock, and thus is included in the computation of basic and diluted earnings (loss) per share. The weighted-average shares of common stock outstanding for the year ended December 31, 2008 included shares of common stock that would be issuable upon full exercise of the warrant issued to Treasury from the date of the issuance of the warrant through December 31, 2008.

On September 8, 2008, we issued one million shares of senior preferred stock to Treasury. We did not receive any cash proceeds at the time the senior preferred stock was issued. Under the terms of the senior preferred stock, we are required to pay Treasury a quarterly dividend of 10% per year on the aggregate liquidation preference of the senior preferred stock, but if we fail to pay timely dividends in cash on the senior preferred stock, the dividend rate will increase to 12% per year until all accrued dividends are paid in cash. When declared, dividends are accrued and recorded as a reduction to additional paid-in capital (“APIC”) until APIC

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

is depleted at which time dividends will be recorded as an increase to accumulated deficit. As of December 31, 2008, the aggregate liquidation preference of the senior preferred stock was $1.0 billion. The Director of FHFA has submitted a request for $15.2 billion from Treasury on our behalf under the terms of the senior preferred stock purchase agreement. Upon receipt of these funds, the aggregate liquidation preference of the senior preferred stock will increase to $16.2 billion. The consideration exchanged for Treasury’s commitment has been recorded as a reduction to APIC on the date of issuance.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

We are currently in conservatorship, with FHFA acting as our conservator. As conservator, FHFA succeeded to all rights, titles, powers and privileges of the company and of any shareholder, officer or directors of the company with respect to the company and its assets. As a result, we are currently under the control of our conservator. FHFA, in its role as conservator, has overall management authority over our business.

We receive, directly and indirectly, substantial support from various agencies of the United States Government, including the Federal Reserve, U.S. Treasury Department, and FHFA, as our conservator and regulator. The Company is dependent upon the continued support of the U.S. Government and these agencies in order to maintain a positive net worth, avoid being placed into receivership, and continue to access the debt markets. Based on consideration of all the relevant conditions and events affecting our operations, including our dependence on the U.S. Government, we continue to operate as a going concern and in accordance with our delegation of authority.

The conservatorship has no specified termination date and the future structure of our business following termination of the conservatorship is uncertain. We do not know when or how the conservatorship will be terminated or what changes to our business structure will be made during or following the termination of the conservatorship. We do not know whether we will exist in the same or a similar form or continue to conduct our business as we did before the conservatorship, or whether the conservatorship will end in receivership. Under the Regulatory Reform Act, FHFA must place us into receivership if the Director of FHFA makes a written determination that our assets are less than our obligations or if we have not been paying our debts, in either case, for a period of 60 days. In addition, we could be put in receivership at the discretion of the Director of FHFA at any time for other reasons, including conditions that FHFA has already asserted existed at the time the Director of FHFA placed us into conservatorship. Placement into receivership would have a material adverse effect on holders of our common stock, preferred stock, debt securities and Fannie Mae MBS. Should we be placed in receivership, different assumptions would be required to determine the carrying value of our assets, which could lead to substantially different financial results.

During the second half of 2008, we began to experience significant deterioration in our access to the unsecured debt markets, particularly for long-term and callable debt, and in the yields on our debt as compared with relevant market benchmarks. These conditions, which became especially pronounced in October and November 2008, have had, and are continuing to have, adverse effects on our business and results of operations. Several factors contributed to the reduced demand for our debt securities, including continued severe market disruptions, market concerns about our capital position and the future of our business (including its future profitability, future structure, regulatory actions and agency status) and the extent of U.S. government support for our business.

On November 25, 2008, the Federal Reserve announced that it would purchase up to $100 billion in direct obligations of the GSEs and up to $500 billion in fixed-rate MBS guaranteed by any of the GSEs by the end

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the second quarter of 2009. Since that time, the Federal Reserve has been an active and significant purchaser of our long-term debt, and we have experienced noticeable improvement in spreads and in our access to the debt markets in January and February 2009. However, this recent improvement may not continue or may reverse. In addition, while distribution of recent issuances to international investors has been consistent with our distribution trends prior to mid-2007, we continue to experience reduced demand from international investors, particularly foreign central banks, compared with the historically high levels of demand we experienced from these investors between mid-2007 and mid-2008.

Because consistent demand for both our debt securities with maturities greater than one year and our callable debt was low between July and November 2008, we were forced to rely increasingly on short-term debt to fund our purchases of mortgage loans, which are by nature long-term assets. As a result, we will be required to refinance, or “roll over,” our debt on a more frequent basis, exposing us to an increased risk, particularly when market conditions are volatile, that demand will be insufficient to permit us to refinance our debt securities as necessary and to risks associated with refinancing under adverse credit market conditions. Further, we expect that our “roll over,” or refinancing, risk is likely to increase substantially as we approach year-end 2009 and the expiration of the Treasury credit facility.

The Treasury credit facility and the senior preferred stock purchase agreement with Treasury may provide additional sources of funding in the event that we cannot adequately access the unsecured debt markets. There are limitations on our ability to use either of these sources of funding, however, and on our ability to securitize whole loans that we hold in our mortgage portfolio.

Agencies of the U.S. government continue to provide active and ongoing support to Fannie Mae’s operations consistent with their objective of stabilizing the housing market and the economy. Under our senior preferred stock purchase agreement with Treasury, Treasury generally has committed to provide us, on a quarterly basis, funds of up to a total of $100 billion in the amount, if any, by which our total liabilities exceed our total assets, as reflected on our consolidated balance sheet, prepared in accordance with GAAP, for the applicable fiscal quarter. On February 18, 2009, Treasury announced that it is amending the senior preferred stock purchase agreement to (1) increase its funding commitment from $100.0 billion to $200.0 billion and (2) increase the size of the mortgage portfolio allowed under the agreement by $50.0 billion to $900.0 billion, with a corresponding increase in the allowable debt outstanding. This amendment has not been executed as of the date of this report. The Treasury has announced that it intends to use authorities and funds already authorized in 2008 by Congress for this purpose. To the extent of its unused portion, this funding commitment is available to us (as specified in the agreement) or, in the event of our default on payments with respect to our debt securities or guaranteed Fannie Mae MBS, to the holders of that debt and MBS. It lasts until the funding commitment is fully used or until all debt securities are paid off. In addition, on February 18, 2009, the Treasury Department announced it will continue to purchase Fannie Mae and Freddie Mac mortgage-backed securities to promote stability and liquidity in the marketplace.

The accompanying consolidated financial statements include our accounts as well as the accounts of other entities in which we have a controlling financial interest. All intercompany balances and transactions have been eliminated. As a result of our issuance to Treasury of a warrant to purchase shares of Fannie Mae common stock equal to 79.9% of the total number of shares of Fannie Mae common stock, on a fully diluted basis, that is exercisable at any time through September 7, 2028, we and the Treasury are deemed related parties. In addition, FHFA’s common control of both us and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) has caused us to be related parties. Except for the transactions with Treasury discussed in “Note 1, Organization and Conservatorship,” “Note 10, Short-term Borrowings and Long-term Debt” and “Note 17, Stockholders’ Equity (Deficit),” no transactions outside of normal business activities have occurred between us and the Treasury or between us and Freddie Mac during the year ended December 31, 2008. Freddie Mac may be an investor in variable interest entities that we have consolidated, and we may be an

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investor in variable interest entities that Freddie Mac consolidates. The Federal Reserve may purchase our debt along with MBS guaranteed by us as a result of a new program announced by the Federal Reserve Board on November 25, 2008. The Federal Reserve began purchasing our MBS on the open market under this program in January 2009.

As of December 31, 2008 and 2007, we held Freddie Mac mortgage-related securities with a fair value of $33.9 billion and $31.2 billion, respectively and had accrued interest receivable of $198 million and $192 million, respectively. For the years ended December 31, 2008, 2007 and 2006, we recognized interest income on Freddie Mac mortgage-related securities held by us of $1.6 billion, $1.5 billion and $1.5 billion, respectively.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our consolidated financial statements and the amounts of revenues and expenses during the reporting period. Management has made significant estimates in a variety of areas, including but not limited to, valuation of certain financial instruments and other assets and liabilities, the allowance for loan losses and reserve for guaranty losses, other-than-temporary impairment of investment securities and LIHTC partnerships and our assessment of realizing our deferred tax assets. Actual results could be different from these estimates.

Principles of Consolidation

The typical condition for a controlling financial interest is ownership of a majority of the voting interests of an entity. A controlling financial interest may also exist in entities through arrangements that do not involve voting interests. We evaluate entities deemed to be variable interest entities (“VIEs”) under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 (revised December 2003), Consolidation of Variable Interest Entities (an interpretation of ARB No. 51) (“FIN 46R”), to determine when we must consolidate the assets, liabilities and noncontrolling interests of a VIE. A VIE is an entity (i) that has total equity at risk that is not sufficient to finance its activities without additional subordinated financial support from other entities, (ii) where the group of equity holders does not have the ability to make significant decisions about the entity’s activities, or the obligation to absorb the entity’s expected losses or the right to receive the entity’s expected residual returns, or both, or (iii) where the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected residual returns of the entity, or both, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights. The primary types of entities we evaluate under FIN 46R include those special purpose entities (“SPEs”) established to facilitate the securitization of mortgage assets in which we have the unilateral ability to liquidate the trust, those SPEs that do not meet the qualifying special purpose entity (“QSPE”) criteria, our LIHTC partnerships, equity investments and other entities that meet the VIE criteria.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In order to determine if an entity is considered a VIE, we first perform a qualitative analysis, which requires certain subjective decisions regarding our assessments, including, but not limited to, the design of the entity, the variability that the entity was designed to create and pass along to its interest holders, the rights of the parties and the purpose of the arrangement. If we cannot conclude after qualitative analysis whether we are the primary beneficiary, we perform a quantitative analysis. Quantifying the variability of a VIE’s assets is complex and subjective, requiring analysis of a significant number of possible future outcomes as well as the probability of each outcome occurring. The result of each possible outcome is allocated to the parties holding interests in the VIE and, based on the allocation, a calculation is performed to determine which, if any, is the primary beneficiary.

Qualitative analyses were performed on certain mortgage- and asset-backed investment trusts. These analyses considered whether the nature of our variable interests exposed us to credit or prepayment risk, the two primary drivers of expected losses for these VIEs. For those mortgage-backed investment trusts that we evaluated using quantitative analyses, we used internal models to generate Monte Carlo simulations of cash flows associated with the different credit, interest rate and housing price environments. Material assumptions include our projections of interest rate and housing prices, as well as our expectations of our prepayment, default and severity rates. The projection of future cash flows is a subjective process involving significant management judgment. This is primarily due to the inherent uncertainties related to the interest rate and housing price environment, as well as the actual credit performance of the mortgage loans and securities that were held by each investment trust. If we determined an investment trust to be a VIE, we consolidated the investment trust when the modeling resulted in our absorption of more than 50% of the variability in the expected losses or expected residual returns.

We also quantitatively and qualitatively examined our LIHTC partnerships and other limited partnerships. Qualitative analyses considered the extent to which the nature of our variable interest exposed us to losses. For quantitative analyses, internal cash flow models were also used to determine if these were VIEs and, if so, whether we were the primary beneficiary. LIHTC partnerships are created by third parties to finance construction of property, giving rise to tax credits for these partnerships. Material assumptions include the degree of development cost overruns related to the construction of the building, the probability of the lender foreclosing on the building, as well as an investor’s ability to use the tax credits to offset taxable income. The projection of these cash flows and probabilities thereof requires significant management judgment because of the inherent limitations that relate to the use of historical data for the projection of future events. Additionally, we reviewed similar assumptions and applied cash flow models to determine both VIE status and primary beneficiary status for our other limited partnership investments.

We are exempt from applying FIN 46R to certain securitization trusts if the trusts meet the criteria of a QSPE, and if we do not have the unilateral ability to cause the trust to liquidate or change the trust’s QSPE status. The QSPE requirements significantly limit the activities in which a QSPE may engage and the types of assets and liabilities it may hold. Management judgment is required to determine whether a trust’s activities meet the QSPE requirements. To the extent any trust fails to meet these criteria, we would be required to consolidate its assets and liabilities if, based on the provision of FIN 46R, we are determined to be the primary beneficiary of the entity.

We are required to evaluate whether to consolidate a VIE when we first become involved and upon subsequent reconsideration events (e.g., a purchase of additional beneficial interests). Generally, if we are the primary beneficiary of a VIE, then we initially record the assets and liabilities of the VIE in our consolidated financial statements at fair value. For entities that hold only financial assets, any difference between the fair value and the previous carrying amount of our interests in the VIE is recorded as “Extraordinary gains (losses), net of tax effect” in our consolidated statements of operations, as required by FIN 46R. However, if we are the primary beneficiary upon creation of a VIE to which we transferred assets, the basis in our interests in the

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

VIE (including the net recorded basis of the securities we own, the guaranty arrangement and the master servicing arrangement) becomes the basis in the consolidated assets and liabilities, and no gain or loss is recorded.

If a consolidated VIE subsequently should not be consolidated because we cease to be deemed the primary beneficiary or we qualify for one of the scope exceptions of FIN 46R (for example, the entity is a QSPE that we no longer have the unilateral ability to liquidate), we deconsolidate the VIE by carrying over our net basis in the consolidated assets and liabilities to our investment in the VIE.

Fannie Mae adopted FSP No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4 and FIN 46(R)-8”) as of the year ended December 31, 2008. FSP FAS 140-4 and FIN 46(R)-8 amends the disclosure requirements of SFAS 140 and FIN 46(R) to require public entities to provide additional disclosures about their continuing involvement with financial assets they have transferred and their involvement with VIEs and QSPEs. Disclosures regarding our involvement with both consolidated and unconsolidated entities are included in “Note 3, Consolidations.” Disclosures regarding our guaranty and servicing relationships with these and other entities are included in “Note 8, Financial Guarantees and Master Servicing.”

Portfolio Securitizations

Portfolio securitizations involve the transfer of mortgage loans or mortgage-related securities from our consolidated balance sheets to a trust (an SPE) to create Fannie Mae MBS, real estate mortgage investment conduits (“REMICs”) or other types of beneficial interests. We account for portfolio securitizations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125) (“SFAS 140”), which requires that we evaluate a transfer of financial assets to determine if the transfer qualifies as a sale. Transfers of financial assets for which we surrender control and receive compensation other than beneficial interests in the transferred assets are recorded as sales.

When a transfer that qualifies as a sale is completed, we derecognize all assets transferred. The previous carrying amount of the transferred assets is allocated between the assets sold and the retained interests, if any, in proportion to their relative fair values at the date of transfer. A gain or loss is recorded as a component of “Investment losses, net” in our consolidated statements of operations, which represents the difference between the allocated carrying amount of the assets sold and the proceeds from the sale, net of any transaction costs and liabilities incurred, which may include a recourse obligation for our financial guaranty. Retained interests are primarily in the form of Fannie Mae MBS, REMIC certificates, guaranty assets and master servicing assets (“MSAs”). We separately described the subsequent accounting, as well as how we determine fair value, for our retained interests in the “Investments in Securities,” “Guaranty Accounting,” and “Master Servicing” sections of this note. If a portfolio securitization does not meet the criteria for sale treatment, the transferred assets remain on our consolidated balance sheets and we record a liability to the extent of any proceeds we received in connection with such transfer.

Refer to “Note 7, Portfolio Securitizations” for additional disclosures regarding our transfers of financial assets into securitization trusts, including such transfers that are accounted for as sales and as secured borrowings, in accordance with FSP FAS 140-4 and FIN 46(R)-8. Note 7 also contains disclosures regarding our continuing involvement (as defined by FSP FAS 140-4 and FIN 46(R)-8) with the assets transferred into securitization trusts, while “Note 8, Financial Guarantees and Master Servicing” contains further disclosures regarding our guaranty and servicing relationships with these and other entities.

We also enter into repurchase agreements, including dollar roll repurchase agreements, which are accounted for as secured borrowings and are within the scope of FSP FAS 140-4 and FIN 46(R)-8. Refer to the

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities Purchased under Agreements to Resell and Securities Sold under Agreements to Repurchase section of this note for discussion of our accounting policies related to these transfers, and to “Note 10, Short-term Borrowings and Long-term Debt” for further detail regarding the carrying amount and classification of these borrowings.

Cash and Cash Equivalents and Statements of Cash Flows

Short-term instruments with a maturity, at the date of acquisition, of three months or less and that are readily convertible to known amounts of cash are considered cash and cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value. Additionally, we may pledge cash equivalent securities as collateral as discussed below. We have elected to classify some of these investments as “Investments in securities” in accordance with SFAS No. 95, Statement of Cash Flows (“SFAS 95”).

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), amended SFAS 95 to classify cash flows of trading securities based on their nature and purpose. Prior to the adoption of SFAS 159 on January 1, 2008, we classified cash flows of all trading securities as operating activities. Subsequent to the adoption of SFAS 159, we classify cash flows from trading securities that we intend to hold for investment as investing activities and cash flows from trading securities that we do not intend to hold for investment as operating activities. The creation of Fannie Mae MBS through either securitization of loans held for sale or advances to lenders is reflected as a non-cash activity in our consolidated statements of cash flows in the line items, “Securitization-related transfers from mortgage loans held for sale to investments in securities” or “Transfers from advances to lenders to investments in securities,” respectively. Cash inflows associated with a sale contemporaneous with a created Fannie Mae MBS are reflected in the operating activities section of our consolidated statements of cash flows in the line item “Net decrease in trading securities, excluding non-cash transfers.”

Our consolidated statements of cash flows are prepared in accordance with SFAS 95. In the presentation of our consolidated statements of cash flows, cash flows from derivatives that do not contain financing elements, mortgage loans held for sale, and guaranty fees, including buy-up and buy-down payments, are included as operating activities. Cash flows from federal funds sold and securities purchased under agreements to resell are presented as investing activities, while cash flows from federal funds purchased and securities sold under agreements to repurchase are presented as financing activities. Cash flows related to dollar roll repurchase transactions that do not meet the requirements of SFAS 140 to be classified as secured borrowings are recorded as purchases and sales of securities in investing activities, whereas cash flows related to dollar roll repurchase transactions qualifying as secured borrowings pursuant to SFAS 140 are considered proceeds and repayments of short-term debt in financing activities.

Restricted Cash

When we collect and hold cash that is due to certain Fannie Mae MBS trusts in advance of our requirement to remit these amounts to the trust, we record the collected cash amount as “Restricted cash” in our consolidated balance sheets. Additionally, we record “Restricted cash” as a result of partnership restrictions related to certain consolidated partnership funds. As of December 31, 2008 and 2007, we had “Restricted cash” of $199 million and $523 million, respectively, related to such activities. We also have restricted cash related to certain collateral arrangements as described in the “Collateral” section of this note.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

or resold, including accrued interest. When securities purchased under agreements to resell or securities sold under agreements to repurchase do not meet all of the conditions of a secured financing, we account for the transactions as purchases or sales, respectively.

Investments in Securities

Securities Classified as Available-for-Sale or Trading

We classify and account for our securities as either available-for-sale (“AFS”) or trading in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). Currently, we do not have any securities classified as held-to-maturity, although we may elect to do so in the future. AFS securities are measured at fair value in our consolidated balance sheets, with unrealized gains and losses included in “Accumulated other comprehensive income” (“AOCI”), net of applicable income taxes. Realized gains and losses on AFS securities are recognized when securities are sold; are calculated using the specific identification method; and are recorded in “Investment losses, net” in our consolidated statements of operations. Trading securities are measured at fair value in our consolidated balance sheets with unrealized and realized gains and losses included as a component of “Fair value losses, net” in our consolidated statements of operations. Interest and dividends on securities, including amortization of the premium and discount at acquisition, are included in our consolidated statements of operations. A description of our amortization policy is included in the “Amortization of Cost Basis and Guaranty Price Adjustments” section of this note. When we receive multiple deliveries of securities on the same day that are backed by the same pools of loans, we calculate the specific cost of each security as the average price of the trades that delivered those securities.

Fair value is determined using quoted market prices in active markets for identical assets when available. If quoted market prices in active markets for identical assets are not available, we use quoted market prices for similar securities that we adjust for observable or corroborated (i.e., information purchased from third-party service providers) market information. In the absence of observable or corroborated market data, we use internally developed estimates, incorporating market-based assumptions when such information is available.

Interest Income and Impairment on Certain Beneficial Interests

We account for purchased and retained beneficial interests in securitizations in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to Be Held by a Transferor in Securitized Financial Assets, as amended, (“EITF 99-20”) when such beneficial interests carry a significant premium or are not of high credit quality (i.e., they have a rating below AA) at inception. We recognize the excess of all cash flows attributable to our beneficial interests estimated at the acquisition date over the initial investment amount (i.e., the accretable yield) as interest income over the life of those beneficial interests using the prospective interest method. We continue to estimate the projected cash flows over the life of those beneficial interests for the purposes of both recognizing interest income and evaluating impairment. We recognize an other-than-temporary impairment in the period in which the fair value of those beneficial interests has declined below their respective previous carrying amounts and an adverse change in our estimated cash flows has occurred. To the extent that there is not an adverse change in expected cash flows related to our beneficial interests, but the fair value of such beneficial interests has declined below their respective previous carrying amounts, we qualitatively assess them for other-than-temporary impairment pursuant to SFAS 115.

Other-Than-Temporary Impairment

We evaluate our investments for other-than-temporary impairment quarterly in accordance with SFAS 115 and other related guidance, including SEC Staff Accounting Bulletin Topic 5M, Other Than Temporary

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment of Certain Investments in Debt and Equity Securities. We consider an investment to be other-than-temporarily impaired if its estimated fair value is less than its amortized cost and we have determined that it is probable that we will be unable to collect all of the contractual principal and interest payments or we do not intend to hold such securities until they recover to their previous carrying amount. For investments that do not have contractual payments, we primarily consider whether their fair value has declined below their carrying amount. For all other-than-temporary impairment assessments, we consider many factors, including the severity and duration of the impairment, recent events specific to the issuer and/or the industry to which the issuer belongs, external credit ratings and recent downgrades, as well as our ability and intent to hold such securities until recovery.

We consider guarantees, insurance contracts or other credit enhancements (such as collateral) in determining whether it is probable that we will be unable to collect all amounts due according to the contractual terms of the debt security only if (i) such guarantees, insurance contracts or other credit enhancements provide for payments to be made solely to reimburse us for failure of the issuer to satisfy its required payment obligations, and (ii) such guarantees, insurance contracts or other credit enhancements are contractually attached to that security. Guarantees, insurance contracts or other credit enhancements are considered contractually attached if they are part of and trade with the security upon transfer of the security to a third party.

When we determine that it is probable that we will not collect all of the contractual principal and interest amounts due or we determine that we do not have the ability or intent to hold the security until recovery of an unrealized loss, we identify the security as other-than-temporarily impaired. For all other securities in an unrealized loss position, we have the positive intent and ability to hold such securities until the earlier of the full recovery or maturity.

When we determine an investment is other-than-temporarily impaired, we write down the cost basis of the investment to its fair value and include the loss in “Investment losses, net” in our consolidated statements of operations. The fair value of the investment then becomes its new cost basis. We do not increase the investment’s cost basis for subsequent recoveries in fair value, which are recorded in AOCI.

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

We initially classify as HFI loans that have product types that we do not currently securitize from our portfolio, such as reverse mortgages. We reclassify loans from HFI to HFS if our investment intent changes. Reclassification of loans from HFI to HFS is infrequent.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If the underlying assets of a consolidated VIE are mortgage loans and we were initially the transferor of such loans, classification of the consolidated loans is determined consistent with our intent and ability to hold the securities of the consolidated entity; otherwise, such mortgage loans are classified as HFI.

Loans Held for Sale

Loans held for sale are reported at the lower of cost or fair value (“LOCOM”) and typically only include single-family loans, because we do not generally sell or securitize multifamily loans from our own portfolio. Any excess of an HFS loan’s cost over its fair value is recognized as a valuation allowance, with changes in the valuation allowance recognized as “Investment losses, net” in our consolidated statements of operations. We recognize interest income on HFS loans on an accrual basis, unless we determine the ultimate collection of principal or interest payments is not reasonably assured. When the collection of principal or interest payments is not reasonably assured, we discontinue the accrual of interest income. Purchase premiums, discounts and other cost basis adjustments on HFS loans are deferred upon loan acquisition, included in the cost basis of the loan, and not amortized. We determine any LOCOM adjustment on HFS loans on a pool basis by aggregating those loans based on similar risks and characteristics, such as product types and interest rates.

In the event that HFS loans are reclassified to HFI, the loans are recorded at LOCOM on the date of reclassification. Any LOCOM adjustment recognized upon reclassification is recognized as a basis adjustment to the HFI loan.

Loans Held for Investment

HFI loans are reported at their outstanding unpaid principal balance adjusted for any deferred and unamortized cost basis adjustments, including purchase premiums, discounts and/or other cost basis adjustments. We recognize interest income on HFI loans on an accrual basis using the interest method, unless we determine the ultimate collection of contractual principal or interest payments in full is not reasonably assured. When the collection of principal or interest payments in full is not reasonably assured, the loan is placed on nonaccrual status as discussed in the “Nonaccrual Loans” section of this note.

Nonaccrual Loans

We discontinue accruing interest on single-family loans when we believe collectability of principal or interest is not reasonably assured, unless the loan is well secured and in the process of collection based upon an individual loan assessment. We place a multifamily loan on nonaccrual status using the same criteria. When a loan is placed on nonaccrual status, interest previously accrued but not collected becomes part of our recorded investment in the loan and is collectively reviewed for impairment. If cash is received while a loan is on nonaccrual status, it is applied first towards the recovery of accrued interest and related scheduled principal repayments. Once these amounts are recovered, interest income is recognized on a cash basis. If there is doubt regarding the ultimate collectability of the remaining recorded investment in a nonaccrual loan, any payment received is applied to reduce principal to the extent necessary to eliminate such doubt. We return a loan to accrual status when we determine that the collectability of principal and interest is reasonably assured.

Restructured Loans

A modification to the contractual terms of a loan that results in a concession to a borrower experiencing financial difficulties is considered a troubled debt restructuring (“TDR”). A concession has been granted to a

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A loan modification for reasons other than a borrower experiencing financial difficulties or that results in terms at least as favorable to us as the terms for comparable loans to other customers with similar collection risks who are not refinancing or restructuring a loan is not considered a TDR. We further evaluate such a loan modification to determine whether the modification is considered “more than minor” pursuant to SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (an amendment of FASB Statements No. 13, 60 and 65 and rescission of FASB Statement No. 17) (“SFAS 91”) and EITF 01-7, Creditor’s Accounting for a Modification or Exchange of Debt Instruments. If the modification is considered more than minor and the modified loan is not subject to the accounting requirements of the American Institute of Certified Public Accountants Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”), we treat the modification as an extinguishment of the previously recorded loan and recognition of a new loan, and any unamortized basis adjustments on the previously recorded loan are recognized in “Interest income” in our consolidated statements of operations. Modifications to loans that are subject to the accounting requirements of SOP 03-3 are accounted for as a continuation of the previously recorded loan unless the modification is considered a TDR.

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

When, for a loan that will be classified as HFI, there is evidence of credit deterioration subsequent to the loan’s origination and it is probable, at acquisition, that we will be unable to collect all contractually required payments receivable (ignoring insignificant delays in contractual payments), the loan is within the scope of SOP 03-3. We record such loans at the lower of the acquisition cost or fair value. Each acquired loan that does not meet these criteria is recorded at the loan’s acquisition cost.

For MBS trusts where we are considered the transferor, when the contingency on our options to purchase loans from the trust has been met and we regain effective control over the transferred loan, we recognize the loan on our consolidated balance sheets at fair value and record a corresponding liability to the MBS trust.

Our estimate of the fair value of delinquent loans purchased from MBS trusts is based upon an assessment of what a market participant would pay for the loan at the date of acquisition. Prior to July 2007, we estimated the initial fair value of these loans using internal prepayment, interest rate and credit risk models that incorporated management’s best estimate of certain key assumptions, such as default rates, loss severity and prepayment speeds. Beginning in July 2007, the mortgage markets experienced a number of significant events, including a dramatic widening of credit spreads for mortgage securities backed by higher risk loans, a large number of credit downgrades of higher risk mortgage-related securities, and a severe reduction in market liquidity for certain mortgage-related transactions. As a result of this extreme disruption in the mortgage markets, we concluded that our model-based estimates of fair value for delinquent loans were no longer aligned with the indicative market prices for these loans. Therefore, we began utilizing indicative market prices from large, experienced dealers and used an average of these market prices to estimate the initial fair

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value of delinquent loans purchased from MBS trusts. We consider loans within the scope of SOP 03-3 to be individually impaired at acquisition. However, in accordance with SOP 03-3, no valuation allowance is established or carried over at acquisition. We record the excess of the loan’s acquisition cost over its fair value as a charge-off against our “Reserve for guaranty losses” at acquisition. Any subsequent decreases in estimated future cash flows to be collected are recognized as impairment losses through the allowance for loan losses.

We place loans that we acquire from MBS trusts that are within the scope of SOP 03-3 on nonaccrual status at acquisition in accordance with our nonaccrual policy. If we subsequently determine that the collectability of principal and interest is reasonably assured we return the loan to accrual status. We determine the initial accrual status of acquired loans that are not within the scope of SOP 03-3 in accordance with our nonaccrual policy. Accordingly, loans purchased under other contingent call options are placed on accrual status at acquisition if they are current or if there has been only an insignificant delay in payment, and there are no other facts and circumstances that would lead us to conclude that the collection of principal and interest is not probable.

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

Allowance for Loan Losses and Reserve for Guaranty Losses

The allowance for loan losses is a valuation allowance that reflects an estimate of incurred credit losses related to our recorded investment in HFI loans. The reserve for guaranty losses is a liability account in our consolidated balance sheets that reflects an estimate of incurred credit losses related to our guaranty to each Fannie Mae MBS trust that we will supplement amounts received by the Fannie Mae MBS trust as required to permit timely payment of principal and interest on the related Fannie Mae MBS. We recognize incurred losses by recording a charge to the “Provision for credit losses” in our consolidated statements of operations.

Credit losses related to groups of similar single-family and multifamily HFI loans that are not individually impaired, or those that are collateral for Fannie Mae MBS, are recognized when (i) available information as of each balance sheet date indicates that it is probable a loss has occurred and (ii) the amount of the loss can be reasonably estimated in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”). Single-family and multifamily loans that we evaluate for individual impairment are measured in accordance with the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan (an amendment of FASB Statement No. 5 and 15) (“SFAS 114”). We record charge-offs as a reduction to the allowance for loan losses or reserve for guaranty losses when losses are confirmed through the receipt of assets such as cash in a pre-foreclosure sale or the underlying collateral in full satisfaction of the mortgage loan upon foreclosure.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For both single-family and multifamily loans, the primary components of observable data used to support our allowance and reserve methodology include historical severity (the amount of charge-off loss recognized by us upon full satisfaction of a loan at foreclosure or upon receipt of cash in a pre-foreclosure sale) and historical loan default experience. The excess of our recorded investment in a loan, including recorded accrued interest, over the fair value of the assets received in full satisfaction of the loan is treated as a charge-off loss that is deducted from the allowance for loan losses or reserve for guaranty losses. Any excess of the fair value of the assets received in full satisfaction over our recorded investment in a loan at charge-off is applied first to recover any forgone, yet contractually past due interest, and then to “Foreclosed property expense” in our consolidated statements of operations. We also apply estimated proceeds from primary mortgage insurance that is contractually attached to a loan and other credit enhancements entered into contemporaneous with and in contemplation of a guaranty or loan purchase transaction as a recovery of our recorded investment in a charged-off loan, up to the amount of loss recognized as a charge-off. Proceeds from credit enhancements in excess of our recorded investment in charged-off loans are recorded in “Foreclosed property expense” in our consolidated statements of operations when received.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payment. We consider loans with payment delays in excess of three consecutive months as more than insignificant and therefore impaired.

Individually impaired loans currently include those restructured in a TDR, loans subject to SOP 03-3 and certain multifamily loans. Our measurement of impairment on an individually impaired loan follows the method that is most consistent with our expectations of recovery of our recorded investment in the loan. When a loan has been restructured, we measure impairment using a cash flow analysis discounted at the loan’s original effective interest rate, as our expectation is that the loan will continue to perform under the restructured terms. When it is determined that the only source to recover our recorded investment in an individually impaired loan is through probable foreclosure of the underlying collateral, we measure impairment based on the fair value of the collateral, reduced by estimated disposal cost on a discounted basis and adjusted for estimated proceeds from mortgage, flood, or hazard insurance or similar sources. Impairment recognized on individually impaired loans is part of our allowance for loan losses.

We use internal models to project cash flows used to assess impairment of individually impaired loans, including loans subject to SOP 03-3. We generally update the market and loan characteristic inputs we use in these models monthly, using month-end data. Market inputs include information such as interest rates, volatility and spreads, while loan characteristic inputs include information such as mark-to-market loan-to-value ratios and delinquency status. The loan characteristic inputs are key factors that affect the predicted rate of default for loans evaluated for impairment through our internal cash flow models. We evaluate the reasonableness of our models by comparing the results with actual performance and our assessment of current market conditions. In addition, we review our models at least annually for reasonableness and predictiveness in accordance with our corporate model review policy. Accordingly, we believe the projected cash flows generated by our models that we use to assess impairment appropriately reflect the expected future performance of the loans.

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

We report cash outflows from advances to lenders as an investing activity in our consolidated statement of cash flows. Settlements of the advances to lenders, other than through lender repurchases of loans, are not collected in cash, but rather in the receipt of either loans or Fannie Mae MBS. Accordingly, this activity is reflected as a non-cash transfer in our consolidated statement of cash flows. Currently, advances settled through receipt of securities are included in the line item of our consolidated statements of cash flows entitled “Transfers from advances to lenders to investments in securities.” Advances settled through receipt of loans are not material, and therefore are not separately disclosed in our consolidated statements of cash flows.

Acquired Property, Net

“Acquired property, net” includes foreclosed property received in full satisfaction of a loan. We recognize foreclosed property upon the earlier of the loan foreclosure event or when we take physical possession of the property (i.e., through a deed in lieu of foreclosure transaction).

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreclosed property is initially measured at its fair value less its estimated costs to sell. We treat any excess of our recorded investment in the loan over the fair value less estimated costs to sell the property as a charge-off to the “Allowance for loan losses.” Any excess of the fair value less estimated costs to sell the property over our recorded investment in the loan is recognized first to recover any forgone, contractually due interest, then to “Foreclosed property expense” in our consolidated statements of operations.

Properties that we do not intend to sell or that are not ready for immediate sale in their current condition are classified separately as held for use, are depreciated and are recorded in “Other assets” in our consolidated balance sheets. We report foreclosed properties that we intend to sell, are actively marketing and that are available for immediate sale in their current condition as held for sale. These properties are reported at the lower of their carrying amount or fair value less estimated selling costs, on a discounted basis if the sale is expected to occur beyond one year from the date of foreclosure, and are not depreciated. The fair value of our foreclosed properties is determined by third party appraisals, when available. When third party appraisals are not available, we estimate fair value based on factors such as prices for similar properties in similar geographical areas and/or assessment through observation of such properties. We recognize a loss for any subsequent write-down of the property to its fair value less its estimated costs to sell through a valuation allowance with an offsetting charge to “Foreclosed property expense” in our consolidated statements of operations. A recovery is recognized for any subsequent increase in fair value less estimated costs to sell up to the cumulative loss previously recognized through the valuation allowance. Gains or losses on sales of foreclosed property are recognized through “Foreclosed property expense” in our consolidated statements of operations.

Guaranty Accounting

Our primary guaranty transactions result from mortgage loan securitizations in which we issue Fannie Mae MBS. The majority of our Fannie Mae MBS issuances fall within two broad categories: (i) lender swap transactions, where a lender delivers mortgage loans to us to deposit into a trust in exchange for our guaranteed Fannie Mae MBS backed by those mortgage loans and (ii) portfolio securitizations, where we securitize loans that were previously included in our consolidated balance sheets, and create guaranteed Fannie Mae MBS backed by those loans. As guarantor, we guarantee to each MBS trust that we will supplement amounts received by the MBS trust as required to permit timely payments of principal and interest on the related Fannie Mae MBS. This obligation represents an obligation to stand ready to perform over the term of the guaranty. Therefore, our guaranty exposes us to credit losses on the loans underlying Fannie Mae MBS.

As guarantor of our Fannie Mae MBS issuances, we recognize at inception a non-contingent liability for the fair value of our obligation to stand ready to perform over the term of the guaranty as a component of “Guaranty obligations” in our consolidated balance sheets in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). Prior to January 1, 2008, we measured the fair value of the guaranty obligations that we recorded when we issued Fannie Mae MBS based on management’s estimate of the amount that we would be required to pay a third party of similar credit standing to assume our obligation. This amount is based on market information obtained from spot transaction prices, when available, or in the absence of spot transaction prices, which was the case for the substantial majority of our guarantees, we used internal models to estimate the fair value of our guaranty obligations. We reviewed the reasonableness of the results of our models by comparing those results with available market information. Key inputs and assumptions used in our models included the amount of compensation required to cover estimated default costs, including estimated unrecoverable principal and interest that we expected to incur over the life of the underlying mortgage loans backing our Fannie Mae MBS, estimated foreclosure-related costs, estimated administrative and other costs related to our guaranty, and an estimated market risk premium, or profit, that a market participant of similar credit standing would require to assume the obligation. If our modeled estimate

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the fair value of the guaranty obligation was more or less than the fair value of the total compensation received, we recognized a loss or recorded deferred profit, respectively, at inception of the guaranty contract.

SFAS No. 157, Fair Value Measurements (“SFAS 157”) amended FIN 45 to permit the use of a transaction price, as a practical expedient, to measure the fair value of a guaranty obligation upon initial recognition. Beginning January 1, 2008, as part of the implementation of SFAS 157, we changed our approach to measuring the fair value of our guaranty obligation. Specifically, we adopted a measurement approach that is based upon an estimate of the compensation that we would require to issue the same guaranty in a standalone arm’s-length transaction with an unrelated party. When we initially recognize a guaranty issued in a lender swap transaction after December 31, 2007, we measure the fair value of the guaranty obligation based on the fair value of the total compensation we receive, which primarily consists of the guaranty fee, credit enhancements, buy-downs, risk-based price adjustments and our right to receive interest income during the float period in excess of the amount required to compensate us for master servicing. Because the fair value of those guaranty obligations now equals the fair value of the total compensation we receive, we do not recognize losses or record deferred profit in our consolidated financial statements at inception of those guaranty contracts issued after December 31, 2007.

We also changed the way we measure the fair value of our existing guaranty obligations to be consistent with our new approach for measuring guaranty obligations at initial recognition. The fair value of all guaranty obligations measured subsequent to their initial recognition, is our estimate of a hypothetical transaction price we would receive if we were to issue our guaranty to an unrelated party in a standalone arm’s-length transaction at the measurement date. To measure this fair value, we use the models and inputs that we used prior to our adoption of SFAS 157 and calibrate those models to our current market pricing.

Other than the measurement of fair value of our guaranty obligations as described above, the accounting for our guarantees in our consolidated financial statements is unchanged with our adoption of SFAS 157. Accordingly, the guaranty obligation amounts recorded in our consolidated balance sheets attributable to guarantees issued prior to January 1, 2008 as well as those issued on or after January 1, 2008 are amortized in accordance with our established accounting policy.

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

FIN 45 requires a guarantor, at inception of a guaranty to an unconsolidated entity, to recognize a non-contingent liability for the fair value of its obligation to stand ready to perform over the term of the guaranty in the event that specified triggering events or conditions occur. We record this amount on our consolidated balance sheets as a component of “Guaranty obligations.” We also record a guaranty asset that represents the

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

present value of cash flows expected to be received as compensation over the life of the guaranty. As described above, for lender swap transactions entered into from January 1, 2003 to December 31, 2007, if the fair value of the guaranty obligation is less than the present value of the consideration we expect to receive, including the fair value of the guaranty asset and any upfront assets exchanged, we defer the excess as deferred profit, which is recorded as an additional component of “Guaranty obligations.” If the fair value of the guaranty obligation exceeds the compensation received, we recognize a loss in “Losses on certain guaranty contracts” in our consolidated statements of operations at inception of the guaranty fee contract. Beginning on January 1, 2008, as part of the implementation of SFAS 157, we measure the fair value of the guaranty obligations equal to the fair value of the total compensation received for providing the guaranty. Therefore, we do not recognize losses or record deferred profit in our consolidated financial statements at inception of those guaranty contracts issued after December 31, 2007.

We recognize a liability for estimable and probable losses for the credit risk we assume on loans underlying Fannie Mae MBS based on management’s estimate of probable losses incurred on those loans as of each balance sheet date. We record this contingent liability in our consolidated balance sheets as “Reserve for guaranty losses.”

We also record a guaranty asset that represents the present value of cash flows expected to be received as compensation over the life of the guaranty. We subsequently account for the guaranty asset at amortized cost. As we collect monthly guaranty fees, we reduce guaranty assets to reflect cash payments received and recognize imputed interest income on guaranty assets as a component of “Guaranty fee income” under the prospective interest method pursuant to EITF 99-20. We reduce the corresponding guaranty obligation, including any deferred profit, in proportion to the reduction in guaranty assets and recognize this reduction in our consolidated statements of operations as an additional component of “Guaranty fee income.” We assess guaranty assets for other-than-temporary impairment based on changes in our estimate of the cash flows to be received. When we determine a guaranty asset is other-than-temporarily impaired, we write down the cost basis of the guaranty asset to its fair value and include the amount written-down in “Guaranty fee income” in our consolidated statements of operations. Any other-than-temporary impairment recorded on guaranty assets results in a proportionate reduction in the corresponding guaranty obligations, including any deferred profit recorded prior to January 1, 2008.

We record buy-ups in our consolidated balance sheets at fair value in “Other assets.” Buy-ups issued prior to our January 1, 2007 adoption of SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), are accounted for in the same manner as AFS securities with changes in fair value recorded in AOCI, net of tax. We assess these buy-ups for other-than-temporary impairment based on the provisions of SFAS 115 and EITF 99-20. Buy-ups issued on or after January 1, 2007 are accounted for in the same manner as trading securities, with unrealized gains and losses included in “Guaranty fee income” in our consolidated statements of operations. When we determine a buy-up is other-than-temporarily impaired, we write down the cost basis of the buy-up to its fair value and include the amount of the write-down in “Guaranty fee income” in our consolidated statements of operations. Upfront cash receipts for buy-downs and risk-based price adjustments on and after January 1, 2003 and prior to January 1, 2008 are a component of the compensation received for issuing the guaranty and are recorded upon issuing a guaranty as an additional component of “Guaranty obligations,” for contracts with deferred profit, or a reduction of the loss recorded as a component of “Losses on certain guaranty contracts,” for contracts where the compensation received is less than the guaranty obligation.

Beginning on January 1, 2008, with the implementation of SFAS 157, we measure the initial fair value of the guaranty obligation equal to the fair value of the total compensation received for providing the guaranty. Therefore, we do not recognize losses or record deferred profit at the inception of a lender swap transaction

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and all upfront cash receipts for buy-downs and risk-based price adjustments are accounted for as a component of “Guaranty obligations.”

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

The initial recognition and measurement provisions of FIN 45 apply to our guaranties issued or modified on or after January 1, 2003. For lender swap transactions entered into prior to the effective date of FIN 45, we recognized guaranty fees in our consolidated statements of operations as “Guaranty fee income” on an accrual basis over the term of the unconsolidated Fannie Mae MBS. We recognized a contingent liability under SFAS 5 based on management’s estimate of probable losses incurred on those loans as of each balance sheet date. Prior to the effective date of FIN 45, upfront cash payments received in the form of risk-based pricing adjustments or buy-downs were deferred as a component of “Other liabilities” in our consolidated balance sheets and amortized into “Guaranty fee income” in our consolidated statements of operations over the life of the guaranty using the interest method prescribed in SFAS 91. The accounting for buy-ups was not changed when FIN 45 became effective.

Guaranties Issued in Connection with Portfolio Securitizations

In addition to retained interests in the form of Fannie Mae MBS, REMICs, and MSAs, we retain an interest in securitized loans in a portfolio securitization, which represents our right to future cash flows associated primarily with providing our guaranty. The retained guaranty interest in a portfolio securitization is recorded in our consolidated balance sheets as a component of “Guaranty assets.” Retained guaranty interests in a portfolio securitization entered into prior to our January 1, 2007 adoption of SFAS 155 are accounted for in the same manner as AFS securities. Retained guaranty interests in a portfolio securitization entered into on or after January 1, 2007 are accounted for in the same manner as trading securities. The fair value of the guaranty asset is determined in the same manner as the fair value of the guaranty asset in a lender swap transaction. We assume a recourse obligation in connection with our guaranty of the timely payment of principal and interest to the MBS trust that we measure and record in our consolidated balance sheets under “Guaranty obligations” based on the fair value of the recourse obligation at inception. Any difference between the guaranty asset and the guaranty obligation in a portfolio securitization is recognized as a component of the gain or loss on the sale of mortgage-related assets and is recorded as “Investment losses, net” in our consolidated statements of operations.

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

Fannie Mae MBS included in “Investments in securities”

When we own Fannie Mae MBS, we do not derecognize any components of the guaranty assets, guaranty obligations, reserve for guaranty losses, or any other outstanding recorded amounts associated with the

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

guaranty transaction because our contractual obligation to the MBS trust remains in force until the trust is liquidated. We value Fannie Mae MBS based on their legal terms, which includes the Fannie Mae guaranty to the MBS trust, and continue to reflect the unamortized obligation to stand ready to perform over the term of our guaranty and any incurred credit losses in our “Guaranty obligations” and “Reserve for guaranty losses,” respectively. We disclose the aggregate amount of Fannie Mae MBS held as “Investments in securities” in our consolidated balance sheets as well as the amount of our “Reserve for guaranty losses” and “Guaranty obligations” that relates to Fannie Mae MBS held as “Investments in securities.” Upon subsequent sale of a Fannie Mae MBS, we continue to account for any outstanding recorded amounts associated with the guaranty transaction on the same basis of accounting as prior to the sale of Fannie Mae MBS, as no new assets were retained and no new liabilities have been assumed upon the subsequent sale.

Credit Enhancements

Credit enhancements that are separately recognized as “Other assets” in our consolidated balance sheets are amortized in our consolidated statements of operations as “Other expenses.” We amortize these assets over the related contract terms at the greater of amounts calculated by amortizing recognized credit enhancements (i) commensurate with the observed decline in the unpaid principal balance of covered mortgage loans or (ii) on a straight-line basis over a credit enhancement’s contract term. Recurring insurance premiums are recorded at the amount paid and amortized over their contractual life and, if provided quarterly, then the amortization period is three months.

Amortization of Cost Basis and Guaranty Price Adjustments

Cost Basis Adjustments

We account for cost basis adjustments, including premiums and discounts on mortgage loans and securities, in accordance with SFAS 91, which generally requires deferred fees and costs to be recognized as an adjustment to yield using the interest method over the contractual or estimated life of the loan or security. We amortize these cost basis adjustments into interest income for mortgage securities and loans we classify as HFI. We do not amortize cost basis adjustments for loans that we classify as HFS but include them in the calculation of gain or loss on the sale of those loans.

The following table displays unamortized premiums, discounts, and other cost basis adjustments included in our consolidated balances sheets as of December 31, 2008 and 2007, that may result in interest income in our consolidated statements of operations in future periods.

	As of December 31,
	2008	2007
	(Dollars in millions)

Investments in securities:
Unamortized premiums (discounts) and other cost basis adjustments, net(1)	$290	$(1,081)
Other-than-temporary impairments(2)	(6,457)	(838)
Mortgage loans held-for-investment:
Unamortized premiums (discounts) and other cost basis adjustments of loans in portfolio, excluding SOP 03-3 loans and hedged mortgage assets(3)	(1,341)	736
Unamortized discount on SOP 03-3 loans(4)	(1,320)	(991)
Unamortized premium on hedged mortgage assets	921	—
Other assets(5)	(333)	—

Total	$(8,240)	$(2,174)

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Includes the impact of other-than-temporary impairment of cost basis adjustments.

(2)	Accretable portion of impairments recorded as a result of previous other-than-temporary impairments.

(3)	Includes the unamorized balance of the fair value discounts that were recorded upon acquisition of SOP 03-3 loans that have been subsequently modified as TDRs, which accretes into interest income for TDRs that are placed on accrual status.

(4)	Represents the unamortized balance for outstanding SOP 03-3 loans of the fair value discounts that were recorded upon acquisition and consolidation that may accrete into interest income for SOP 03-3 loans that are placed on accrual status.

(5)	Represents the fair value discount related to unsecured HomeSaver Advance loans that will accrete into interest income based on the contractual terms of the loans for loans on accrual status.

We hold a large number of similar mortgage loans and mortgage-related securities backed by a large number of similar mortgage loans for which prepayments are probable and the timing of such prepayments can reasonably be estimated. We use prepayment estimates in determining periodic amortization of cost basis adjustments on substantially all mortgage loans and mortgage-related securities in our portfolio under the interest method using a constant effective yield. We include this amortization in “Interest income” in each period. For the purpose of amortizing cost basis adjustments, we aggregate similar mortgage loans or mortgage-related securities with similar prepayment characteristics. We consider Fannie Mae MBS to be aggregations of similar loans for the purpose of estimating prepayments. We aggregate individual mortgage loans based upon coupon rate, product type and origination year for the purpose of estimating prepayments. For each reporting period, we recalculate the constant effective yield to reflect the actual payments and prepayments we have received to date and our new estimate of future prepayments. We adjust the net investment of our mortgage loans and mortgage-related securities to the amount at which they would have been stated if the recalculated constant effective yield had been applied since their acquisition with a corresponding charge or credit to interest income.

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

Deferred Guaranty Price Adjustments

We apply the interest method using a constant effective yield to amortize all risk-based price adjustments and buy-downs in connection with our Fannie Mae MBS issued prior to January 1, 2003. We calculate the constant effective yield for these deferred guaranty price adjustments based upon our estimate of the cash flows of the mortgage loans underlying the related Fannie Mae MBS, which includes an estimate of prepayments. For each reporting period, we recalculate the constant effective yield to reflect the actual payments and our new estimate of future prepayments. We adjust the carrying amount of deferred guaranty price adjustments to the amount at which they would have been stated if the recalculated constant effective yield had been applied since their inception.

For risk-based pricing adjustments and buy-downs that arose on Fannie Mae MBS issued on or after January 1, 2003, we record the cash received and increase “Guaranty obligations” by a similar amount. Such amounts are amortized as part of the “Guaranty obligations” in proportion to the reduction in the guaranty asset.

Master Servicing

Upon a transfer of loans to us, either in connection with a portfolio purchase or a lender swap transaction, we enter into an agreement with the lender, or its designee, to have that entity continue to perform the day-to-day

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

servicing of the mortgage loans, herein referred to as primary servicing. We assume an obligation to perform certain limited master servicing activities when these loans are securitized. These activities include assuming the ultimate obligation for the day- to-day servicing in the event of default by the primary servicer until a new primary servicer can be put in place and certain ongoing administrative functions associated with the securitization. As compensation for performing these master servicing activities, we receive the right to the interest earned on cash flows from the date of remittance by the servicer to us until the date of distribution of such cash flows to MBS certificateholders, which is recorded in our consolidated statements of operations as “Trust management income.”

We record an MSA as a component of “Other assets” in our consolidated balance sheets when the present value of the estimated compensation for master servicing activities exceeds adequate compensation for such servicing activities. Conversely, we record a master servicing liability (“MSL”) as a component of “Other liabilities” in our consolidated balance sheets when the present value of the estimated compensation for master servicing activities is less than adequate compensation. Adequate compensation is the amount of compensation that would be required by a substitute master servicer should one be required and is determined based on market information for such services.

An MSA is initially recognized at fair value and subsequently carried at LOCOM and amortized in proportion to net servicing income for each period. We record impairment of the MSA through a valuation allowance. When we determine an MSA is other-than-temporarily impaired, we write down the cost basis of the MSA to its fair value. We individually assess our MSA for impairment by reviewing changes in historical interest rates and the impact of those changes on the historical fair values of the MSA. We then determine our expectation of the likelihood of a range of interest rate changes over an appropriate recovery period using historical interest rate movements. We record an other-than-temporary impairment when we do not expect to recover the valuation allowance based on our expectation of the interest rate changes and their impact on the fair value of the MSA during the recovery period. Amortization and impairment of the MSA are recorded as components of “Other expenses” in our consolidated statements of operations.

An MSL is initially recognized at fair value and subsequently amortized in proportion to net servicing loss for each period. The carrying amount of the MSL is increased to fair value when the fair value exceeds the carrying amount. Amortization and valuation adjustments of the MSL are recorded as components of “Other expenses” in our consolidated statements of operations.

When we receive an MSA or incur an MSL in connection with a lender swap transaction, we consider that servicing asset or liability to be a component of the compensation we receive in exchange for entering into the guaranty arrangement. When we incur an MSL in connection with a lender swap transaction, we record a corresponding loss as “Other expenses” in our consolidated statements of operations.

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

We adopted SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 156”) effective January 1, 2007. SFAS 156 modifies SFAS 140 by requiring that mortgage

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

servicing rights (MSAs and MSLs) be initially recognized at fair value and provides two measurement options for each class of MSAs and MSLs subsequent to initial recognition: (i) carry at fair value with changes in fair value recognized in earnings or (ii) continue to recognize periodic amortization expense and assess MSAs and MSLs for impairment or increased obligation as was originally required by SFAS 140. We identify classes of MSAs and MSLs based on the availability of market inputs used in determining their fair value. The availability of such market inputs is consistent across our MSAs and MSLs; therefore, we account for them as one class. SFAS 156 also changes the calculation of the gain or loss from the sale of financial assets by requiring that the fair value of servicing rights be considered part of the proceeds received in exchange for the sale of the assets. The adoption of SFAS 156 did not materially impact our consolidated financial statements because we did not elect to measure MSAs and MSLs at fair value subsequent to their initial recognition.

Other Investments

Unconsolidated investments in limited partnerships are primarily accounted for under the equity method of accounting. These investments include our LIHTC and other partnership investments. Under the equity method, our investment is increased or decreased for our share of the limited partnership’s net income or loss reflected in “Losses from partnership investments” in our consolidated statements of operations, as well as increased for contributions made to the partnerships and reduced by distributions received from the partnerships.

For unconsolidated common and preferred stock investments that are not within the scope of SFAS 115, we apply either the equity or the cost method of accounting. Investments in these entities where our ownership is between 20% and 50%, or which provide us the ability to exercise significant influence over the entity’s operations and management functions, are accounted for using the equity method. Investments in entities where our ownership is less than 20% and we have no ability to exercise significant influence over an entity’s operations are accounted for using the cost method. These investments are included as “Other assets” in our consolidated balance sheets.

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

Commitments to Purchase and Sell Mortgage Loans and Securities

We enter into commitments to purchase and sell mortgage-related securities and to purchase single-family and multifamily mortgage loans. Commitments to purchase or sell some mortgage-related securities and to purchase single-family mortgage loans generally are derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended and interpreted. Our commitments to purchase multifamily loans are not derivatives under SFAS 133 because they do not meet the criteria for net settlement.

For those commitments that we account for as derivatives, we report them in our consolidated balance sheets at fair value in “Derivative assets at fair value” or “Derivative liabilities at fair value” and include changes in their fair value in “Fair value losses, net” in our consolidated statements of operations. When derivative purchase commitments settle, we include their fair value on the settlement date in the cost basis of the security or loan that we purchase.

Regular-way securities trades provide for delivery of securities within the time generally established by regulations or conventions in the market in which the trade occurs and are exempt from SFAS 133. Commitments to purchase or sell securities that are accounted for on a trade-date basis are also exempt from

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Commitments to purchase securities that we do not account for as derivatives and do not require trade-date accounting are accounted for as forward contracts to purchase securities under the guidance of EITF Issue No. 96-11, Accounting for Forward Contracts and Purchased Options to Acquire Securities Covered by FASB Statement No. 115. These commitments are designated as AFS or trading at inception and accounted for in a manner consistent with SFAS 115 for that category of securities.

Derivative Instruments

We account for our derivatives pursuant to SFAS 133, as amended and interpreted, and recognize all derivatives as either assets or liabilities in our consolidated balance sheets at their fair value on a trade date basis. Derivatives in a gain position after offsetting by counterparty, are reported in “Derivative assets at fair value” and derivatives in a loss position after offsetting by counterparty are recorded in “Derivative liabilities at fair value” in our consolidated balance sheets.

We offset the carrying amounts of derivatives (other than commitments) that are in gain positions and loss positions with the same counterparty in accordance with FIN No. 39, Offsetting of Amounts Related to Certain Contracts (an interpretation of APB Opinion No. 10 and FASB Statement No. 105)  as amended (“FIN 39-1”). We also offset cash collateral receivables and payables associated with derivative positions in master netting arrangements. We offset these amounts because the derivative contracts have determinable amounts, we have the legal right to offset amounts with each counterparty, that right is enforceable by law, and we intend to offset the amounts to settle the contracts.

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

We evaluate financial instruments that we purchase or issue and other financial and non-financial contracts for embedded derivatives. To identify embedded derivatives that we must account for separately, we determine if: (i) the economic characteristics of the embedded derivative are not clearly and closely related to the economic characteristics of the financial instrument or other contract; (ii) the financial instrument or other contract (i.e., the hybrid contract) itself is not already measured at fair value with changes in fair value included in earnings; and (iii) whether a separate instrument with the same terms as the embedded derivative would meet the definition of a derivative. If the embedded derivative meets all three of these conditions, we separate it from the financial instrument or other contracts and carry it at fair value with changes in fair value included in our consolidated statements of operations, unless we elect to carry the hybrid financial instrument in its entirety at fair value with changes in fair value recorded in earnings pursuant to SFAS 155.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We adopted SFAS 155 effective January 1, 2007 and elected fair value measurement for certain hybrid financial instruments containing embedded derivatives that otherwise require bifurcation. We also elected to classify some investment securities that may contain embedded derivatives as trading securities under SFAS 115, which includes buy-ups and guaranty assets arising from portfolio securitization transactions. SFAS 155 is a prospective standard and had no impact on our consolidated financial statements on the date of adoption.

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

Cash Collateral

For derivative positions with the same counterparty under master netting arrangements to the extent that we pledge cash collateral and give up control to a counterparty, we remove it from “Cash and cash equivalents” and reclassify it as part of “Derivative liabilities at fair value” in our consolidated balance sheets as a part of our counterparty netting calculation under FSP FIN 39-1. We pledged $20.3 billion and $6.5 billion in cash collateral as of December 31, 2008 and 2007, respectively. Cash collateral accepted from a counterparty that we have the right to use is recorded as “Cash and cash equivalents” in our consolidated balance sheets. Cash collateral accepted from a counterparty that we do not have the right to use is recorded as “Restricted cash” in our consolidated balance sheets. Our obligation to return cash collateral pledged to us is recorded as part of “Derivative assets at fair value” in our consolidated balance sheets as a part of our counterparty netting calculation under FSP FIN 39-1. We accepted cash collateral of $4.0 billion and $2.0 billion as of December 31, 2008 and 2007, respectively, of which $330 million and $38 million, respectively, was restricted.

Pledged Non-Cash Collateral

Securities pledged to counterparties are classified as either “Investments in securities” or “Cash and cash equivalents” in our consolidated balance sheets. Securities pledged to counterparties that have been consolidated under FIN 46R as loans are included as “Mortgage loans” in our consolidated balance sheets. As of December 31, 2008, we pledged $720 million of AFS securities, which the counterparty had the right to sell or repledge. As of December 31, 2007, we pledged $531 million of AFS securities, $5 million of trading securities, $2 million of HFI loans, which the counterparty had the right to sell or repledge.

The fair value of non-cash collateral accepted that we were permitted to sell or repledge was $141 million and $238 million as of December 31, 2008 and 2007, respectively, of which none was sold or repledged. The fair value of non-cash collateral accepted that we were not permitted to sell or repledge was $13.3 billion and $5.4 billion as of December 31, 2008 and 2007, respectively.

Our liability to third-party holders of Fannie Mae MBS that arises as the result of a consolidation of a securitization trust is fully collateralized by underlying loans and/or mortgage-related securities.

When securities sold under agreements to repurchase meet all of the conditions of a secured financing, the collateral of the transferred securities are reported at fair value, excluding accrued interest. The fair value of

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

these securities classified in “Investments in securities” in our consolidated balance sheets was $5 million as of December 31, 2007. We did not have any repurchase agreements of this type outstanding as of December 31, 2008.

Hedge Accounting

In April 2008, we implemented fair value hedge accounting with respect to a portion of our derivatives to hedge, for accounting purposes, changes in the fair value of some of our mortgage assets attributable to changes in interest rates. Specifically, we designate certain of our interest rate swaps as hedges of the change in fair value attributable to the change in the London Interbank Offered Rate (“LIBOR”) for certain multifamily loans classified as HFI and commercial mortgage-backed securities classified as AFS.

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

When hedging relationships are highly effective, we record changes in the fair value of the hedged item attributable to changes in the benchmark interest rate as an adjustment to the carrying amount of the hedged item and include a corresponding amount is included in “Fair Value Losses, Net” in our consolidated statements of operations. For commercial mortgage-backed securities classified as AFS, we record all other changes in fair value as part of AOCI and not in earnings. If a hedging relationship is not highly effective, we do not record an adjustment to earnings. We amortize adjustments to the carrying amount of hedged items that result from hedge accounting in the same manner as other components of the carrying amount of that asset through interest income.

We discontinue hedge accounting prospectively when (1) the hedging derivative is no longer effective in offsetting changes in fair value of the hedged item attributable to the hedged risk, (2) the derivative or the hedged item is terminated or sold, or (3) we voluntarily elect to remove the hedge accounting designation. When hedge accounting is discontinued, the derivative instrument continues to be carried on the balance sheet at its fair value with changes in fair value recognized in current period earnings. However, the carrying value of the hedged item is no longer adjusted for changes in fair value attributable to the hedged risk. We voluntarily elected to cease all hedge accounting prospectively in the fourth quarter of 2008.

Debt

Our outstanding debt is classified as either short-term or long-term based on the initial contractual maturity. Deferred items, including premiums, discounts and other cost basis adjustments, are reported as basis adjustments to “Short-term debt” or “Long-term debt” in our consolidated balance sheets. The carrying amount, accrued interest and basis adjustments of debt denominated in a foreign currency are re-measured into U.S. dollars using foreign exchange spot rates as of the balance sheet date and any associated gains or losses are reported as a component of “Fair value losses, net” in our consolidated statements of operations.

The classification of interest expense as either short-term or long-term is based on the contractual maturity of the related debt. Premiums, discounts and other cost basis adjustments are amortized and reported through interest expense using the effective interest method over the contractual term of the debt. Amortization of premiums, discounts and other cost basis adjustments begins at the time of debt issuance. Interest expense for debt denominated in a foreign currency is re-measured into U.S. dollars using the monthly weighted-average spot rate since the interest expense is incurred over the reporting period. The difference in rates arising from the month-end spot exchange rate used to calculate the interest accruals and the weighted-average exchange

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rate used to record the interest expense is a foreign currency transaction gain or loss for the period and is included as either “Short-term debt interest expense” or “Long-term debt interest expense” in our consolidated statements of operations.

Trust Management Income

As master servicer, issuer and trustee for Fannie Mae MBS, we earn a fee that reflects interest earned on cash flows from the date of remittance of mortgage and other payments to us by servicers until the date of distribution of these payments to MBS certificateholders. Beginning in November 2006, we included such compensation as “Trust management income” in our consolidated statements of operations consistent with our change in practice to segregate the funds. Prior to November 2006, funds received from servicers were maintained with our corporate assets. As such, our compensation for these roles could not be segregated and, therefore, was previously included as a component of “Interest income” in our consolidated statements of operations.

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

We defer a portion of the fee received upon issuance of a Structured Security based on our estimate of the fair value of our future administration services in accordance with EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. The deferred revenue is amortized on a straight-line basis over the expected life of the Structured Security. The excess of the total fee over the fair value of the future services is recognized in our consolidated statements of operations upon issuance of a Structured Security. However, when we acquire a portion of a Structured Security contemporaneous with our structuring of the transaction, we defer and amortize a portion of this upfront fee as an adjustment to the yield of the purchased security pursuant to SFAS 91. Fees received and costs incurred related to our structuring of securities are presented in “Fee and other income” in our consolidated statements of operations.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Upon our adoption of FIN 48 at January 1, 2007, we elected to recognize the accrued interest and penalties related to unrecognized tax benefits as “Other expenses” in our consolidated statements of operations. Previously, such amounts were recorded as a component of “Provision (benefit) for federal income taxes” in our consolidated statements of operations.

Stock-Based Compensation

We account for share based payments issued to employees in accordance with SFAS No. 123 (Revised), Share-Based Payments (“SFAS 123R”), and the related FASB Staff Positions (“FSP”) that provide implementation guidance, adopted January 1, 2006, using the modified prospective method of transition. In accordance with this statement, we measure the cost of employee services received in exchange for stock-based awards using the fair value of those awards on the grant date. We recognize compensation cost over the period during which an employee is required to provide service in exchange for a stock-based award, which is generally the vesting period. For awards issued on or after January 1, 2006, we recognize compensation cost for retirement-eligible employees immediately, and for those employees who are nearing retirement, over the shorter of the vesting period or the period from the grant date to the date of retirement eligibility. For unmodified grants issued prior to the adoption of SFAS 123R, we continue to recognize compensation costs for retirement-eligible employees over the stated vesting period.

In accordance with the transition provisions of SFAS 123R, we began to recognize compensation cost prospectively for the unvested stock options that had previously been accounted for under the intrinsic value method of accounting as permitted under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) or APB 25, Accounting for Stock Issued to Employees. We measure this compensation cost beginning in 2006 as if we had previously amortized the fair value of the unvested stock options at the grant date through December 31, 2005, and we record compensation cost only for the remaining unvested portion of each award after January 1, 2006. Additionally, we recognized as “Salaries and employee benefits” expense in the 2006 consolidated statements of operations an immaterial cumulative effect of a change in accounting principle to estimate forfeitures at the grant date as required by SFAS 123R rather than recognizing them as incurred. The recognition of this change had no impact on 2006 earnings per share. SFAS 123R also requires us to classify cash flows resulting from the tax benefit of tax deductions in excess of their recorded share-based compensation expense as financing cash flows in our consolidated statements of cash flows rather than within operating cash flows.

Pension and Other Postretirement Benefits

We provide pension and postretirement benefits and account for these benefit costs on an accrual basis. Pension and postretirement benefit amounts recognized in our consolidated financial statements are determined on an actuarial basis using several different assumptions. The two most significant assumptions used in the valuation are the discount rate and the long-term rate of return on assets. In determining our net periodic benefit cost, we apply a discount rate in the actuarial valuation of our pension and postretirement benefit

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

obligations. In determining the discount rate as of each balance sheet date, we consider the current yields on high-quality, corporate fixed-income debt instruments with maturities corresponding to the expected duration of our benefit obligations. Additionally, the net periodic benefit cost recognized in our consolidated financial statements for our qualified pension plan is impacted by the long-term rate of return on plan assets. We base our assumption of the long-term rate of return on the current investment portfolio mix, actual long-term historical return information and the estimated future long-term investment returns for each class of assets. We measure plan assets and obligations as of the date of our consolidated financial statements. Beginning December 31, 2006, with the adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”), we recognize the over-funded or under-funded status of our benefit plans as a prepaid benefit cost (an asset) in “Other assets” or an accrued benefit cost (a liability) in “Other liabilities,” respectively, in our consolidated balance sheets. Actuarial gains and losses and prior service costs and credits are recognized when incurred as adjustments to the prepaid benefit cost or accrued benefit cost with a corresponding offset in other comprehensive income (loss).

Earnings (Loss) per Share

Earnings (loss) per share (“EPS”) is presented for both basic EPS and diluted EPS. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the year. In addition to common shares outstanding, the computation of basic EPS includes instruments for which the holder has (or is deemed to have) the present rights as of the end of the reporting period to share in current period earnings with common stockholders (i.e., participating securities, common shares that are currently issuable for little or no cost to the holder). As a result of the conservatorship, the weighted-average shares of common stock that would be issued upon the full exercise of the warrant issued to Treasury were included in the denominator of our EPS computation. Diluted EPS is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the year, plus the dilutive effect of common stock equivalents such as convertible securities, stock options and other performance awards. These common stock equivalents are excluded from the calculation of diluted EPS when the effect of inclusion, assessed individually, would be anti-dilutive.

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

Additionally, prior to 2007, we recognized the change in minimum pension liability in other comprehensive income (loss). Beginning in 2007 with the adoption of SFAS 158, we discontinued the recognition of a minimum pension liability and now record the change in prior service costs and credits and actuarial gains and losses associated with pension and postretirement benefits in other comprehensive income (loss).

During 2008, we established a valuation allowance for our deferred tax asset for the portion of the future tax benefit that more likely than not will not be utilized in the future. We did not establish a valuation allowance for the deferred tax asset amount that is related to unrealized losses recorded through AOCI on our AFS securities. We believe this deferred tax amount is recoverable because we have the intent and ability to hold these securities until recovery of the unrealized loss amounts.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Measurements

Prior to 2008, we estimated fair value as the amount at which an asset could be bought or sold, or a liability could be incurred or settled, in a current transaction between willing unrelated parties, other than in a forced or liquidation sale.

Effective January 1, 2008, we adopted SFAS 157, Fair Value Measurements (“SFAS 157”), which provides a framework for measuring fair value under GAAP. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as an exit price). When available, the fair value of our financial instruments is based on quoted market prices, valuation techniques that use observable market-based inputs or unobservable inputs that are corroborated by market data. Pricing information we obtain from third parties is internally validated for reasonableness prior to use in the consolidated financial statements.

When observable market prices are not readily available, we generally estimate the fair value using techniques that rely on alternate market data or internally developed models using significant inputs that are generally less readily observable from objective sources. Market data includes prices of financial instruments with similar maturities and characteristics, duration, interest rate yield curves, measures of volatility and prepayment rates. If market data needed to estimate fair value is not available, we estimate fair value using internally-developed models that employ a discounted cash flow approach.

These estimates are based on pertinent information available to us at the time of the applicable reporting periods. In certain cases, fair values are not subject to precise quantification or verification and may fluctuate as economic and market factors vary and our evaluation of those factors changes. Although we use our best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique. In these cases, a minor change in an assumption could result in a significant change in our estimate of fair value, thereby increasing or decreasing the amounts of our consolidated assets, liabilities, stockholders’ equity (deficit) and net income or loss.

Fair Value Losses, Net

Fair value losses, net, consists of fair value gains and losses on derivatives, trading securities, debt carried at fair value, foreign currency debt and adjustments to the carrying amount of hedged mortgage assets. Prior to January 1, 2008, these amounts were included within different captions of our consolidated statements of operations and, as such, prior period amounts have been reclassified to conform to the current period presentation.

The table below displays the composition, including the reclassification of prior period amounts, of “Fair value losses, net” for the years ended December 31, 2008, 2007 and 2006.

	For the Year Ended December 31,
	2008	2007	2006
	(Dollars in millions)

Derivatives fair value losses, net	$(15,416)	$(4,113)	$(1,522)
Trading securities gains (losses), net	(7,040)	(365)	8
Hedged mortgage assets gains, net	2,154	—	—
Debt foreign exchange gains (losses), net	230	(190)	(230)
Debt fair value losses, net	(57)	—	—

Fair value losses, net	$(20,129)	$(4,668)	$(1,744)

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair value losses, net for the year ended December 31, 2008 primarily related to a decline in interest rates, which resulted in a decrease in the value of our derivatives and an increase in hedge gains. Significant widening of credit spreads resulted in losses on our trading securities.

Reclassifications

In addition to the reclassification of prior period amounts to “Fair value losses, net,” prior period amounts previously recorded as a component of “Fee and other income” in our consolidated statements of operations related to our master servicing assets and liabilities have been reclassified as “Other expenses” to conform to the current period presentation.

Pursuant to our adoption of FSP FIN 39-1, to offset derivative positions with the same counterparty under a master netting arrangement, we reclassified amounts in our consolidated balance sheet as of December 31, 2007 related to cash collateral receivables and payables. We reclassified $1.2 billion from “Other assets” to “Derivative liabilities at fair value” and $1.9 billion from “Other liabilities” to “Derivative assets at fair value” related to cash collateral receivables and cash collateral payables, respectively.

New Accounting Pronouncements

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 (“SFAS 160”). SFAS 160 requires noncontrolling interests initially to be measured at fair value and classified as a separate component of equity. Under SFAS 160, gains or losses are not recognized from transactions with noncontrolling interests that do not result in a change in control, instead purchases or sales of noncontrolling interests are accounted for as equity transactions. Upon deconsolidation of consolidated entities, a gain or loss is recognized for the difference between the proceeds of that sale and the carrying amount of the interest sold. Additionally, a new fair value is established for any remaining ownership interest in the entity. SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008; earlier application is prohibited. SFAS 160 is required to be adopted prospectively, with the exception of presentation and disclosure requirements (e.g., reclassifying noncontrolling interests to appear in equity), which are required to be adopted retrospectively. We adopted SFAS 160 on January 1, 2009, without a material impact on our consolidated financial statements.

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement 133

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement 133 (“SFAS 161”). SFAS 161 amends and expands the disclosure provisions in SFAS 133 for derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about how and why derivative instruments are used and the related impact on the financial statements. Quantitative disclosures including the fair value of derivative instruments and their gains and losses are required in a tabular format. SFAS 161’s provisions apply to all derivative instruments including bifurcated derivative instruments and any related hedged items. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. As SFAS 161 only requires additional footnote disclosures, it will impact the notes to our consolidated financial statements, but has no impact to our consolidated financial statements themselves.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and FIN No. 46R, Consolidation of Variable Interest Entities

On September 15, 2008, the FASB issued an exposure draft of a proposed statement of financial accounting standards, Amendments to FASB Interpretation No. 46(R), and an exposure draft of a proposed statement of financial accounting standards, Accounting for Transfer of Financial Assets-an amendment of SFAS Statement No. 140. The proposed amendments to SFAS 140 would eliminate qualifying special purpose entities (“QSPEs”). Additionally, the amendments to FIN 46R would replace the current consolidation model with a qualitative evaluation that requires consolidation of an entity when the reporting enterprise both (a) has the power to direct matters which significantly impact the activities and success of the entity, and (b) has exposure to benefits and/or losses that could potentially be significant to the entity. If an enterprise is not able to reach a conclusion through the qualitative analysis, it would then proceed to a quantitative evaluation. The proposed statements would be effective for new transfers of financial assets and to all variable interest entities on or after January 1, 2010.

If we are required to consolidate the incremental assets and liabilities under the FASB’s currently proposed rules, these assets and liabilities would initially be reported at fair value. If the fair value of the consolidated assets is substantially less than the fair value of the consolidated liabilities, we could experience a material increase in our stockholders’ deficit. However, at the FASB’s January 28, 2009 board meeting, a tentative decision was reached that the incremental assets and liabilities to be consolidated upon adoption should be recognized at their carrying values as if they had been consolidated at the inception of the entity or a subsequent reconsideration date. The FASB board members indicated that fair value at consolidation would only be permitted if determining the carrying value is not practicable. As a result of this tentative decision, we could also experience an increase in our stockholders’ deficit. In addition, the amount of capital we would be required to maintain could increase if we consolidate incremental assets and liabilities. Under certain circumstances, these changes could have a material adverse impact on our earnings, financial condition and net worth. Since the proposed amendments to SFAS 140 and FIN 46R are not final, we are unable to predict the impact that the amendments may have on our consolidated financial statements.

FSP No. FAS 132R-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS 132R-1”)

In December 2008, the FASB issued FSP FAS 132R-1 that amends FASB Statement No. 132R, Employers’ Disclosures about Pension and Other Postretirement Benefits and requires more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. FSP FAS 132R-1 also requires the disclosure of fair value of plan assets at the reporting date by the fair value hierarchy in SFAS 157 and a reconciliation of the beginning and ending balances of plan assets with fair value measured using significant unobservable inputs (Level 3).

FSP FAS 132R-1 is effective for fiscal years ending after December 15, 2009. Early application is permitted. As FSP FAS 132R-1 only requires additional footnote disclosures, it will affect the notes to our consolidated financial statements, but have no impact to our consolidated financial statements.

3.	Consolidations

We have interests in various entities that are considered to be VIEs, as defined by FIN 46R. These interests include investments in securities issued by VIEs, such as Fannie Mae MBS created pursuant to our securitization transactions, mortgage and asset-backed trusts that were not created by us, and limited partnership interests in LIHTC and other housing partnerships that are established to finance the acquisition, construction, development or rehabilitation of affordable multifamily and single-family housing. These interests may also include our guaranty to the entity.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Types of VIEs

Securitization Trusts

Under our lender swap and portfolio securitization transactions, mortgage loans are transferred to a trust specifically for the purpose of issuing a single class of guaranteed securities that are collateralized by the underlying mortgage loans. The trust’s permitted activities include receiving the transferred assets, issuing beneficial interests, establishing the guaranty and servicing the underlying mortgage loans. In our capacity as issuer, master servicer, trustee and guarantor, we earn fees for our obligations to each trust. Additionally, we may retain or purchase a portion of the securities issued by each trust. However, the substantial majority of outstanding Fannie Mae MBS is held by third parties and, therefore, is generally not reflected in our consolidated balance sheets. We have securitized mortgage loans since 1981. Refer to “Note 7, Portfolio Securitizations” for additional information regarding the securitizations for which we are the transferor.

In our structured securitization transactions, we earn transaction fees for assisting lenders and dealers with the design and issuance of structured mortgage-related securities. The trusts created pursuant to these transactions have permitted activities that are similar to those for our lender swap and portfolio securitization transactions. The assets of these trusts may include mortgage-related securities and/or mortgage loans as collateral. The trusts created for Fannie Mae Mega securities issue single-class securities while the trusts created for REMIC, grantor trust and SMBS securities issue single-class as well as multi-class securities, the latter of which separate the cash flows from underlying assets into separately tradable interests. Our obligations and continued involvement in these trusts are similar to those described for lender swap and portfolio securitization transactions. We have securitized mortgage assets in structured transactions since 1986.

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

Limited Partnerships

We have made equity investments in various limited partnerships that sponsor affordable housing projects utilizing the low-income housing tax credit pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to increase the supply of affordable housing in the United States and to serve communities in need. In addition, our investments in LIHTC partnerships generate both tax credits and net operating losses that may reduce our federal income tax liability. Our LIHTC investments primarily represent limited partnership interests in entities that have been organized by a fund manager who acts as the general partner. These fund investments seek out equity investments in LIHTC operating partnerships that have been established to identify, develop and operate multifamily housing that is leased to qualifying residential tenants. As of December 31, 2008 and 2007, we had LIHTC partnership investments of $6.3 billion and $8.1 billion, respectively. As described in “Note 12, Income Taxes,” we concluded that it is more likely than not that we would not generate sufficient taxable income in the foreseeable future to realize all of our deferred tax assets. As a result of our tax position, we did not make any LIHTC investments in 2008 other than pursuant to commitments existing prior to 2008 and are recognizing only a small amount of tax benefits associated with tax credits and net operating losses in our financial statements.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In both 2008 and 2007, we sold for cash two portfolios of investments in LIHTC partnerships reflecting approximately $858 million and $930 million, respectively, in future tax credits and the release of future capital obligations relating to these investments.

We also have invested in other limited partnerships designed to acquire, develop, rehabilitate or lease single-family housing, which includes townhomes and condominiums, and multifamily real estate. We have invested in these partnerships in order to increase the supply of affordable housing in the United States and to serve communities in need. These investments generate revenue and losses from operations and the eventual sale of the assets.

In 2008 and 2007, we recorded $795 million and $174 million, respectively, of impairment related to all our limited partnerships in “Losses from partnership investments” in our consolidated statements of operations.

We have three investments in limited partnerships relating to alternative energy sources. The purpose of these investments was to facilitate the development of alternative domestic energy sources and to achieve a satisfactory return on capital via a reduction in our federal income tax liability as a result of the use of the tax credits for which the partnerships qualify, as well as the deductibility of the partnerships’ net operating losses. The three investments ceased operations on December 31, 2007 and have no carrying value as of December 31, 2008.

Other VIEs

The management and marketing of our foreclosed multifamily properties is performed by an independent third party. To facilitate this arrangement, we transfer foreclosed properties to a VIE established by the counterparty responsible for managing and marketing the properties. We are the primary beneficiary of the entity. However, the only assets of the VIE are those foreclosed properties transferred by us. Because our transfer of the foreclosed properties does not qualify as a sale, the foreclosed properties are recorded in “Acquired property, net” in our consolidated balance sheets.

Consolidated VIEs

We consolidate in our financial statements Fannie Mae MBS trusts when we own 100% of the trust, which gives us the unilateral ability to liquidate the trust. We also consolidate MBS trusts that are within the scope of FIN 46R when we are deemed to be the primary beneficiary. This includes certain private-label, mortgage revenue bond, and Fannie Mae securitization trusts that meet the VIE criteria. As an active participant in the secondary mortgage market, our ownership percentage in any given mortgage-related security will vary over time. Third-party ownership in these consolidated MBS trusts is recorded as a component of “Long-term debt” in our consolidated balance sheets. We also consolidate in our financial statements the assets and liabilities of limited partnerships that are VIEs if we are deemed to be the primary beneficiary. Third-party ownership in these consolidated limited partnerships is recorded in “Minority interests in consolidated subsidiaries” in our consolidated balance sheets. In general, the investors in the obligations of consolidated VIEs have recourse only to the assets of those VIEs and do not have recourse to us, except where we provide a guaranty to the VIE.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays the carrying amount and classification of assets and liabilities of consolidated VIEs as of December 31, 2008 and 2007.

	As of December 31,
	2008	2007
	(Dollars in millions)

Assets:
MBS trusts:
Loans held for investment	$59,126	$78,309
Available-for-sale securities(1)	2,208	1,801
Loans held for sale	1,429	703
Trading securities	993	82

Total MBS trusts(2)	63,756	80,895

Limited partnerships:
Partnership investments(3)	5,697	6,170
Cash, cash equivalents and restricted cash	146	164

Total limited partnership investments	5,843	6,334

Total assets of consolidated VIEs	$69,599	$87,229

Liabilities:
Long-term debt	$5,094	$5,340
Partnership liabilities	2,585	2,667

Total liabilities of consolidated VIEs	$7,679	$8,007

(1)	Includes assets of consolidated mortgage revenue bonds of $54 million and $62 million as of December 31, 2008 and 2007, respectively.

(2)	The assets of consolidated MBS trusts are restricted solely for the purpose of servicing the related MBS.

(3)	Includes LIHTC partnerships of $3.0 billion and $3.7 billion as of December 31, 2008 and 2007, respectively.

As of December 31, 2008, we consolidated $4.7 billion in assets which were not consolidated as of December 31, 2007. These assets were not consolidated as of December 31, 2007 because we did not have the unilateral ability to liquidate the trusts. These assets were consolidated as of December 31, 2008 because we purchased additional MBS during the year such that we owned 100% of the trusts as of year end.

As of December 31, 2007, we consolidated $28.8 billion in assets which were no longer consolidated as of December 31, 2008 because we sold all or a portion of our ownership interests in the related MBS trusts such that we no longer have the unilateral ability to liquidate these trusts.

Non-consolidated VIEs

We also have investments in VIEs that we do not consolidate because we are not deemed to be the primary beneficiary. These non-consolidated VIEs include securitization trusts and certain LIHTC partnerships and other equity investments. We also are the sponsor of various securitization trusts where we may or may not have a significant variable interest in the entity, including trusts that meet the definition of a QSPE.

We consolidated our investments in certain LIHTC funds that were structured as limited partnerships. The funds that were consolidated, in turn, own a majority of the limited partnership interests in other LIHTC operating partnerships, which did not require consolidation under FIN 46R and are, therefore, accounted for using the equity method. Such investments, which are generally funded through a combination of debt and

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

equity, have a recorded investment of $2.9 billion and $3.5 billion as of December 31, 2008 and 2007, respectively. In addition, such unconsolidated operating partnerships had $171 million and $232 million in mortgage debt that we own or guarantee as of December 31, 2008 and 2007, respectively.

The following table displays the total assets as of December 31, 2008 and 2007 of non-consolidated VIEs with which we are involved and QSPEs for which we are the sponsor or servicer but not the transferor.

	As of December 31,
	2008	2007
	(Dollars in millions)

Assets of Non-consolidated VIEs and QSPEs(1):
Mortgage-backed trusts(2)	$3,017,030	$2,857,634
Asset-backed trusts	563,633	593,875
Limited partnership investments	12,884	11,319
Other(3)	5,701	5,148

Total assets of non-consolidated VIEs and QSPEs	$3,599,248	$3,467,976

(1)	Amounts do not include QSPEs for which we are the transferor. Refer to “Note 7, Portfolio securitizations” for information regarding securitizations for which we are the transferor.

(2)	Includes $604.4 billion and $658.4 billion of assets of non-QSPE securitization trusts as of December 31, 2008 and 2007, respectively.

(3)	Includes mortgage revenue bonds of $5.7 billion and $5.1 billion and the unpaid principal balance of credit enhanced bonds of $19 million and $31 million as of December 31, 2008 and 2007, respectively.

The following table displays the carrying amount and classification of the assets and liabilities as of December 31, 2008 and 2007 related to our variable interests in non-consolidated VIEs and QSPEs where we have variable interests in the entities or where we are a nontransferor sponsor or servicer of the entities.

	As of December 31,
	2008	2007
	(Dollars in millions)

Assets:
Available-for-sale securities	$180,694	$180,455
Trading securities	63,265	40,468
Guaranty assets	6,431	8,707
Partnership investments	3,405	4,419
Other assets(1)	1,326	2,002

Total carrying amount of assets related to our interests in non-consolidated VIEs and QSPEs	$255,121	$236,051

Liabilities:
Reserve for guaranty losses	$21,614	$2,667
Guaranty obligations	10,823	13,854
Partnership liabilities	617	1,167
Other liabilities(2)	8	5

Total carrying amount of liabilities related to our interests in non-consolidated VIEs and QSPEs	$33,062	$17,693

(1)	Other assets consist of master servicing assets and buy-ups.

(2)	Other liabilities consist of mastering servicing liabilities.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays the maximum exposure to loss as a result of our involvement with non-consolidated VIEs and QSPEs, where we have variable interests in the entities or where we are a nontransferor sponsor or servicer of the entities, as well as the liabilities recognized in our consolidated balance sheets related to our variable interests in those entities as of December 31, 2008 and 2007. Refer to “Note 8, Financial Guarantees and Master Servicing,” for additional discussion of our maximum exposure to loss resulting from our guaranty arrangements.

	Maximum
	Exposure	Recognized
	to Loss(1)	Liabilities(2)
	(Dollars in millions)

As of December 31, 2008	$2,530,358	$32,444
As of December 31, 2007	2,349,774	16,526

(1)	Represents the greater of our recorded investment in the entity or the unpaid principal balance of the assets that are covered by our guaranty. Includes $95.9 billion and $123.0 billion related to non-QSPE securitization trusts as of December 31, 2008 and 2007, respectively.

(2)	Amounts consist of guaranty obligations and reserve for guaranty losses recognized for the respective periods.

4.	Mortgage Loans

We own both single-family mortgage loans, which are secured by four or fewer residential dwelling units, and multifamily mortgage loans, which are secured by five or more residential dwelling units. We classify these loans as either HFI or HFS. We report HFI loans at the unpaid principal amount outstanding, net of unamortized premiums and discounts, other cost basis adjustments, and an allowance for loan losses. We report HFS loans at the lower of cost or fair value determined on a pooled basis, and record valuation changes in our consolidated statements of operations.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below displays the product characteristics of both HFI and HFS loans in our mortgage portfolio as of December 31, 2008 and 2007, and does not include loans underlying securities that are not consolidated, since in those instances the mortgage loans are not included in our consolidated balance sheets. Refer to “Note 7, Portfolio Securitizations,” for additional information on mortgage loans underlying our securities.

	As of December 31,
	2008	2007
	(Dollars in millions)

Single-family:(1)
Government insured or guaranteed	$43,799	$28,202
Conventional:
Long-term fixed-rate(2)	186,550	193,607
Intermediate-term fixed-rate(3)	37,546	46,744
Adjustable-rate	44,157	43,278

Total conventional single-family	268,253	283,629

Total single-family	312,052	311,831

Multifamily:(1)
Government insured or guaranteed	699	815
Conventional:
Long-term fixed-rate	5,636	5,615
Intermediate-term fixed-rate(3)	90,837	73,609
Adjustable-rate	20,269	11,707

Total conventional multifamily	116,742	90,931

Total multifamily	117,441	91,746

Unamortized premiums (discounts) and other cost basis adjustments, net(4)	(894)	726
Lower of cost or fair value adjustments on loans held for sale	(264)	(81)
Allowance for loan losses for loans held for investment	(2,923)	(698)

Total mortgage loans	$425,412	$403,524

(1)	Includes unpaid principal totaling $65.8 billion and $81.8 billion as of December 31, 2008 and 2007, respectively, related to mortgage-related securities that have been consolidated under FIN 46R and mortgage-related securities created from securitization transactions that did not meet the sales criteria under SFAS 140, which effectively resulted in mortgage-related securities being accounted for as loans.

(2)	Includes construction to permanent loans with an unpaid principal balance of $125 million and $149 million as of December 31, 2008 and 2007, respectively.

(3)	Intermediate-term fixed-rate consists of mortgage loans with contractual maturities at purchase equal to or less than 15 years.

(4)	Includes a net premium of $921 million as of December 31, 2008 for hedged mortgage loans that will be amortized through interest income over the life of the loans.

For the years ended December 31, 2008 and 2007, we redesignated $13.5 billion and $4.3 billion, respectively, of HFS loans to HFI. We redesignated $1.3 billion of HFI loans to HFS for the year ended December 31, 2008. We did not redesignate any HFI loans to HFS for the year ended December 31, 2007.

Loans Acquired in a Transfer

If a loan underlying a Fannie Mae MBS is in default, we have the option to purchase the loan from the MBS trust, at the unpaid principal balance of that mortgage loan plus accrued interest, after four or more

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consecutive monthly payments due under the loan are delinquent in whole or in part. We purchased delinquent loans from MBS trusts with an unpaid principal balance plus accrued interest of $4.5 billion, $6.6 billion and $4.7 billion for the years ended December 31, 2008, 2007 and 2006, respectively. Under long-term standby commitments, we purchase loans from lenders when the loans subject to these commitments meet certain delinquency criteria. We also acquire loans upon consolidating MBS trusts when the underlying collateral of these trusts includes loans.

We account for such loans acquired in accordance with SOP 03-3, if, at acquisition, (i) there has been evidence of deterioration in the loan’s credit quality subsequent to origination; and (ii) it is probable that we will be unable to collect all cash flows from the borrower in accordance with the terms of the contractual agreement, ignoring insignificant delays.

The following table displays the outstanding balance and carrying amount of acquired loans accounted for in accordance with SOP 03-3 as of December 31, 2008 and 2007.

	As of December 31,
	2008	2007
	(Dollars in millions)

Outstanding contractual balance	$7,206	$8,223
Carrying amount:
Loans on accrual status	2,902	4,287
Loans on nonaccrual status	2,708	2,779

Total carrying amount of loans	$5,610	$7,066

The following table provides details on acquired loans accounted for in accordance with SOP 03-3 at their respective acquisition dates for the years ended December 31, 2008, 2007 and 2006.

	For the Year Ended
	December 31,
	2008	2007	2006
	(Dollars in millions)

Contractually required principal and interest payments at acquisition(1)	$5,034	$7,098	$5,312
Nonaccretable difference	783	571	235

Cash flows expected to be collected at acquisition(1)	4,251	6,527	5,077
Accretable yield	1,805	1,772	887

Initial investment in acquired loans at acquisition	$2,446	$4,755	$4,190

(1)	Contractually required principal and interest payments at acquisition and cash flows expected to be collected at acquisition are adjusted for the estimated timing and amount of prepayments.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We estimate the cash flows expected to be collected at acquisition using internal prepayment, interest rate and credit risk models that incorporate management’s best estimate of certain key assumptions, such as default rates, loss severity and prepayment speeds. The following table provides activity for the accretable yield of these loans for the years ended December 31, 2008, 2007 and 2006.

	For the Year Ended
	December 31,
	2008	2007	2006
	(Dollars in millions)

Beginning balance, as of January 1	$2,252	$1,511	$1,112
Additions	1,805	1,772	887
Accretion	(279)	(273)	(235)
Reductions(1)	(2,294)	(1,206)	(770)
Change in estimated cash flows(2)	420	797	626
Reclassifications to nonaccretable difference(3)	(345)	(349)	(109)

Ending balance, as of December 31	$1,559	$2,252	$1,511

(1)	Reductions are the result of liquidations and loan modifications due to TDRs.

(2)	Represents changes in expected cash flows due to changes in prepayment assumptions.

(3)	Represents changes in expected cash flows due to changes in credit quality or credit assumptions.

The table above only includes accreted effective interest for those loans which are still being accounted for under SOP 03-3 and not SOP 03-3 loans that were modified as TDRs subsequent to their acquisition from MBS trusts.

The following table displays interest income recognized and the increase in the “Provision for credit losses” related to loans that are still being accounted for under SOP 03-3 as well as SOP 03-3 loans that have been subsequently modified as a TDR for the years ended December 31, 2008, 2007 and 2006.

	For the Year Ended
	December 31,
	2008	2007	2006
	(Dollars in millions)

Accretion of SOP 03-3 fair value losses(1)	$158	$80	$43
Interest income on SOP 03-3 loans returned to accrual status or subsequently modified as TDRs	476	416	318

Total interest income recognized	$634	$496	$361

Increase in “Provision for credit losses” subsequent to the acquisition of SOP 03-3 loans	$185	$76	$58

(1)	Represents accretion of the fair value discount that was recorded upon acquisition of SOP 03-3 loans.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nonaccrual Loans

We have single-family and multifamily loans in our mortgage portfolio, including those loans accounted for under SOP 03-3, that are subject to our nonaccrual policy. The following table displays information about nonaccrual loans in our portfolio as of December 31, 2008 and 2007.

	As of December 31,
	2008	2007
	(Dollars in millions)

Nonaccrual loans(1)	$17,634	$8,343
Accrued interest recorded on nonaccrual loans(2)	436	234
Accruing loans past due 90 days or more	317	204
Nonaccrual loans in portfolio (number of loans)	141,329	70,810

(1)	Includes all nonaccrual loans inclusive of TDRs and on-balance sheet HomeSaver Advance first-lien loans on nonaccrual status. Forgone interest on nonaccrual loans, which represents the amount of income contractually due that we would have reported had the loans performed according to their contractual terms, was $359 million, $200 million and $141 million for the years ended December 31, 2008, 2007 and 2006, respectively.

(2)	Reflects accrued interest on nonaccrual loans that was recorded prior to their placement on nonaccrual status.

Impaired Loans

Impaired loans include single-family and multifamily TDRs, loans that are individually impaired as a result of SOP 03-3, and other multifamily loans.

SOP 03-3 Impaired Loans without a Loss Allowance

The following table displays the total recorded investment of impaired loans acquired under SOP 03-3 for which we did not recognize a loss allowance subsequent to acquisition as of December 31, 2008 and 2007.

	2008	2007
	(Dollars in millions)

Impaired loans without an allowance as of December 31(1)	$1,074	$1,791
Average recorded investment in nonaccrual loans	1,378	1,396

(1)	The amount of interest income recognized on these impaired loans during the year was $5 million, $8 million and $5 million for the years ended December 31, 2008, 2007 and 2006, respectively. We do not recognize interest income when these loans are placed on nonaccrual status.

Other Impaired Loans

The following table displays the total recorded investment and the corresponding specific loss allowances as of December 31, 2008 and 2007 of all other impaired loans including impaired loans acquired under SOP 03-3 for which we recognized a loss allowance subsequent to acquisition.

	As of December 31,
	2008	2007
	(Dollars in millions)

Impaired loans with an allowance(1)	$5,044	$2,746
Impaired loans without an allowance(2)	1,649	436

Total other impaired loans(3)	$6,693	$3,182

Allowance for other impaired loans(4)	$878	$106

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Includes $1.1 billion and $989 million of mortgage loans accounted for in accordance with SOP 03-3 for which a loss allowance was recorded subsequent to acquisition as of December 31, 2008 and 2007, respectively.

(2)	The discounted cash flows, collateral value or fair value equals or exceeds the carrying value of the loan, and as such, no allowance is required.

(3)	Includes single-family loans individually impaired and restructured in a TDR of $5.2 billion and $2.1 billion as of December 31, 2008 and 2007, respectively. Includes multifamily loans that were both individually impaired and restructured in a TDR of $134 million as of December 31, 2007. There were no multifamily loans individually impaired and restructured in a TDR as of December 31, 2008. Includes a carrying value of $164 million for delinquent loans held in MBS trusts consolidated on our balance sheet related to our HomeSaver Advance initiative as of December 31, 2008.

(4)	Amount is included in the “Allowance for loan losses.”

The following table displays the interest income recognized and average recorded investment in the other impaired loans for the years ended December 31, 2008, 2007 and 2006.

	For The Year Ended
	December 31,
	2008	2007	2006
	(Dollars in millions)

Interest income recognized	$251	$92	$75
Average recorded investment	4,782	2,635	2,111

Other Loans

During 2008, we implemented a program, HomeSaver Advance (“HSA”), to provide qualified borrowers with a 15-year unsecured personal loan in an amount equal to all past due payments on their first mortgage loan. Each loan is limited to a maximum amount up to the lesser of $15,000, or 15% of the unpaid principal balance of the delinquent first mortgage loan. This program allows borrowers to cure their payment defaults without requiring modification of their first mortgage loans. As of December 31, 2008, the aggregate unpaid principal balance of these loans was $461 million with a carrying value of $8 million. The difference between the unpaid principal balance and fair value at acquisition is recorded as either a charge-off to the “Reserve for guaranty losses” or a provision to the “Allowance for loan losses,” based on the original loan. These loans are included in our consolidated balance sheet as a component of “Other assets.” We recorded a fair value loss and impairment of $453 million for the year ended December 31, 2008 for these loans. The fair value discount on these loans will accrete into interest income based on the contractual term of the loan.

5.	Allowance for Loan Losses and Reserve for Guaranty Losses

We maintain an allowance for loan losses for loans held for investment in our mortgage portfolio and a reserve for guaranty losses related to loans backing Fannie Mae MBS and loans that we have guaranteed under long-term standby commitments. The allowance and reserve are calculated based on our estimate of incurred losses as of the balance sheet date. Determining the adequacy of our allowance for loan losses and reserve for guaranty losses is complex and requires judgment about the effect of matters that are inherently uncertain. Although our loss models include extensive historical loan performance data, our loss reserve process is subject to risks and uncertainties particularly in the rapidly changing credit environment. We have experienced higher default and loan loss severity rates during 2008, which has increased our estimates of incurred losses resulting in a significant increase to our allowance for loan losses and reserve for guaranty losses as of December 31, 2008.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays changes in the allowance for loan losses and reserve for guaranty losses for the years ended December 31, 2008, 2007 and 2006.

	For The Year Ended December 31,
	2008	2007	2006
	(Dollars in millions)

Allowance for loan losses:
Beginning balance, January 1	$698	$340	$302
Provision(5)	4,022	658	174
Charge-offs(1)	(1,987)	(407)	(206)
Recoveries	190	107	70

Ending balance, December 31(2)	$2,923	$698	$340

Reserve for guaranty losses:
Beginning balance, January 1	$2,693	$519	$422
Provision	23,929	3,906	415
Charge-offs(3)(4)	(4,986)	(1,782)	(336)
Recoveries	194	50	18

Ending balance, December 31	$21,830	$2,693	$519

(1)	Includes accrued interest of $642 million, $128 million and $39 million for the years ended December 31, 2008, 2007 and 2006, respectively.

(2)	Includes $150 million, $39 million and $28 million as of December 31, 2008, 2007 and 2006, respectively, associated with acquired loans subject to SOP 03-3.

(3)	Includes charges recorded at the date of acquisition of $2.1 billion, $1.4 billion and $204 million as of December 31, 2008, 2007 and 2006, respectively, for acquired loans subject to SOP 03-3 where the acquisition cost exceeded the fair value of the acquired loan.

(4)	Includes charges of $333 million for year ended December 31, 2008 related to unsecured HomeSaver Advance loans.

(5)	Includes an increase in the “Allowance for loan losses” for first-lien loans associated with unsecured HomeSaver Advance loans that are held in MBS trusts consolidated on our balance sheets.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Investments in Securities

Our securities portfolio contains mortgage-related and non-mortgage-related securities. The following table displays our investments in trading and AFS securities, which are presented at fair value as of December 31, 2008 and 2007.

	As of December 31,
	2008	2007
	(Dollars in millions)

Mortgage-related securities:
Fannie Mae single-class MBS	$164,241	$102,017
Fannie Mae structured MBS	70,009	77,384
Non-Fannie Mae structured	62,810	92,467
Non-Fannie Mae single-class	27,497	28,138
Mortgage revenue bonds	13,183	16,213
Other	1,914	3,179

Total	339,654	319,398

Non-mortgage-related securities:
Asset-backed securities	10,598	15,511
Corporate debt securities	6,037	13,515
Other	1,005	9,089

Total	17,640	38,115

Total investments in securities	$357,294	$357,513

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Trading Securities

Trading securities are recorded at fair value with subsequent changes in fair value recorded as “Fair value losses, net” in our consolidated statements of operations. The following table displays our investments in trading securities and the amount of net losses recognized from holding these securities as of December 31, 2008 and 2007.

	As of December 31,
	2008	2007
	(Dollars in millions)

Mortgage-related securities:
Fannie Mae single-class MBS	$48,134	$28,394
Fannie Mae structured MBS	9,872	12,064
Non-Fannie Mae structured	13,404	21,517
Non-Fannie Mae single-class	1,061	1,199
Mortgage revenue bonds	695	782

Total	$73,166	$63,956

Non-mortgage-related securities:(1)
Asset-backed securities	$10,598	$—
Corporate debt securities	6,037	—
Other	1,005	—

Total	$17,640	$—

Total trading securities	$90,806	$63,956

Losses in trading securities held in our portfolio, net	$7,195	$633

(1)	Reflects the election of all of our non-mortgage-related securities as trading effective January 1, 2008 with the adoption of SFAS 159.

We record realized and unrealized gains and losses on trading securities in “Fair value losses, net” in our consolidated statements of operations. The following table displays information about our net trading gains and losses for the years ended December 31, 2008, 2007 and 2006.

	For the Year Ended December 31,
	2008	2007	2006
	(Dollars in millions)

Net trading gains (losses):
Mortgage-related securities	$(4,297)	$(365)	$8
Non-mortgage-related securities(1)	(2,743)	—	—

Total	$(7,040)	$(365)	$8

Net trading losses recorded in the year related to securities still held at year end:
Mortgage-related securities	$(4,464)	$(536)	$(24)
Non-mortgage-related securities	(2,418)	—	—

Total	$(6,882)	$(536)	$(24)

(1)	Includes losses of $608 million related to one issuer that declared bankruptcy during 2008.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Available-for-Sale Securities

AFS securities are measured at fair value with unrealized gains and losses recorded as a component of AOCI, net of deferred taxes, in “Stockholders’ equity (deficit)” in our consolidated balance sheets. Realized gains and losses from the sale of AFS securities are recorded in “Investment losses, net” in our consolidated statements of operations.

The following table displays the gross realized gains, losses and proceeds on sales of AFS securities for the years ended December 31, 2008, 2007 and 2006.

	For the Year Ended December 31,
	2008	2007	2006
	(Dollars in millions)

Gross realized gains	$4,022	$1,929	$316
Gross realized losses	3,635	1,226	210
Total proceeds	130,991	71,960	51,966

The following tables display the amortized cost, gross unrealized gains and losses, fair value, and additional information regarding gross unrealized losses by major security type for AFS securities held as of December 31, 2008 and 2007.

	As of December 31, 2008
					Less than 12		12 Consecutive
					Consecutive Months		Months or Longer
	Total	Gross	Gross	Total	Gross	Total	Gross	Total
	Amortized	Unrealized	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Cost(1)	Gains	Losses	Value	Losses	Value	Losses	Value
	(Dollars in millions)

Fannie Mae single-class MBS	$112,943	$3,231	$(67)	$116,107	$(64)	$4,842	$(3)	$330
Fannie Mae structured MBS	59,002	1,333	(198)	60,137	(105)	2,471	(93)	2,514
Non-Fannie Mae structured mortgage-related securities	63,008	195	(13,797)	49,406	(3,792)	11,388	(10,005)	22,836
Non-Fannie Mae single-class mortgage-related securities	25,798	665	(27)	26,436	(23)	1,775	(4)	643
Mortgage revenue bonds	14,636	29	(2,177)	12,488	(854)	6,230	(1,323)	4,890
Other mortgage-related securities	2,319	29	(434)	1,914	(388)	1,313	(46)	77

Total	$277,706	$5,482	$(16,700)	$266,488	$(5,226)	$28,019	$(11,474)	$31,290

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31, 2007
					Less than 12		12 Consecutive
					Consecutive Months		Months or Longer
	Total	Gross	Gross	Total	Gross	Total	Gross	Total
	Amortized	Unrealized	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Cost(1)	Gains	Losses	Value	Losses	Value	Losses	Value
	(Dollars in millions)

Fannie Mae single-class MBS	$73,560	$627	$(564)	$73,623	$(39)	$6,155	$(525)	$44,110
Fannie Mae structured MBS	65,225	639	(544)	65,320	(32)	4,792	(512)	29,897
Non-Fannie Mae structured mortgage-related securities	73,984	317	(3,351)	70,950	(1,389)	22,925	(1,962)	30,145
Non-Fannie Mae single-class mortgage-related securities	26,699	334	(94)	26,939	(12)	2,439	(82)	7,328
Mortgage revenue bonds	15,564	146	(279)	15,431	(130)	4,210	(149)	2,686
Other mortgage-related securities	2,949	233	(3)	3,179	(2)	114	(1)	67
Asset-backed securities	15,510	1	—	15,511	—	—	—	—
Corporate debt securities	13,506	9	—	13,515	—	—	—	—
Other non-mortgage-related securities	9,089	—	—	9,089	—	—	—	—

Total	$296,086	$2,306	$(4,835)	$293,557	$(1,604)	$40,635	$(3,231)	$114,233

(1)	Amortized cost includes unamortized premiums, discounts and other cost basis adjustments, as well as other-than-temporary impairments.

The fair value of securities varies from period to period due to changes in interest rates, changes in performance of the underlying collateral and changes in credit performance of the underlying issuer, among other factors. For the years ended December 31, 2008, 2007 and 2006, we recognized $7.0 billion, $814 million and $853 million, respectively, in other-than-temporary impairments primarily related to private-label mortgage-related securities where we concluded that it was probable that we would not collect all of the contractual principal and interest amounts due or we determined that we did not intend to hold the security until recovery of the unrealized loss. These other-than-temporary impairments included $4.8 billion and $1.9 billion for Alt-A and subprime mortgage-related securities, respectively, for the year ended December 31, 2008. For the year ended December 31, 2007, other-than-temporary impairments were recognized of $160 million for subprime mortgage-related securities with no such impairments recognized for Alt-A securities. For the year ended December 31, 2006, no impairments were recognized for either the Alt-A or subprime mortgage-related securities. Other-than-temporary impairment losses are recognized as a component of “Investment losses, net” in our consolidated statements of operations.

Included in the $16.7 billion of gross unrealized losses on AFS securities as of December 31, 2008 was $11.5 billion of unrealized losses that have existed for a period of 12 consecutive months or longer. The unrealized losses on these securities are due primarily to the widening of credit spreads. The securities with unrealized losses for 12 consecutive months or longer had a market value as of December 31, 2008 that was on average 73% of their amortized cost basis. Unrealized losses on these securities will be recovered when market interest rates change or at maturity. Based on our review for impairments of AFS securities, which includes an evaluation of the collectibility of cash flows and our intent and ability to hold securities to recovery, we have concluded that the unrealized losses on AFS securities in our investment portfolio as displayed above do not represent other-than-temporary impairments as of December 31, 2008.

For the year ended December 31, 2007, we recognized other-than-temporary impairment totaling $814 million, of which $97 million was due to credit ratings downgrades and other credit-related events relating to certain

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

non-mortgage-related securities that we had designated as AFS. These events caused the fair value of these securities to decline below their carrying value.

The following table displays the amortized cost and fair value of our AFS securities by investment classification and remaining maturity, assuming no principal prepayments, as of December 31, 2008. Contractual maturity of mortgage-backed securities is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligations at any time.

	As of December 31, 2008
					After One Year		After Five Years
	Total	Total	One Year or Less		Through Five Years		Through Ten Years		After Ten Years
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost(1)	Value	Cost(1)	Value	Cost(1)	Value	Cost(1)	Value	Cost(1)	Value
	(Dollars in millions)

Fannie Mae single-class MBS(2)	$112,943	$116,107	$3	$3	$705	$723	$19,783	$20,356	$92,452	$95,025
Fannie Mae structured MBS(2)	59,002	60,137	—	—	4	4	6,456	6,578	52,542	53,555
Non-Fannie Mae structured mortgage-related securities(2)	63,008	49,406	202	134	395	332	16,591	12,243	45,820	36,697
Non-Fannie Mae single-class mortgage-related securities(2)	25,798	26,436	—	—	121	123	945	976	24,732	25,337
Mortgage revenue bonds	14,636	12.488	20	20	314	312	825	809	13,477	11,347
Other mortgage-related securities	2,319	1,914	—	—	—	—	—	26	2,319	1,888

Total	$277,706	$266,488	$225	$157	$1,539	$1,494	$44,600	$40,988	$231,342	$223,849

(1)	Amortized cost includes unamortized premiums, discounts and other cost basis adjustments, as well as other-than-temporary impairments.

(2)	Mortgage-backed securities are reported based on contractual maturities assuming no prepayments.

7.	Portfolio Securitizations

We issue Fannie Mae MBS through securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or SPEs. We are considered to be the transferor when we transfer assets from our own portfolio in a portfolio securitization. For the years ended December 31, 2008 and 2007, the unpaid principal balance of portfolio securitizations were $41.1 billion and $54.4 billion, respectively.

For the transfers that were recorded as sales, we have continuing involvement in the assets transferred to a trust as a result of our investments in securities issued by the trusts and our guaranty and master servicing relationships. The following table displays our continuing involvement in the form of Fannie Mae MBS, guaranty asset, guaranty obligation and MSA or MSL as of December 31, 2008 and 2007.

	As of December 31,
	2008	2007
	(Dollars in millions)

Fannie Mae MBS	$45,705	$44,018
Guaranty asset	438	624
MSA	10	102
Guaranty obligation	(769)	(778)
MSL	(27)	(5)

The Fannie Mae single-class MBS, Fannie Mae Megas, REMICs and SMBS that we hold in our portfolio are exposed to minimal credit losses as they represent undivided interests in the highest-rated tranches of the rated securities. In addition, our exposure to credit losses on the loans underlying our Fannie Mae MBS resulting

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from our guaranty has been recorded in our consolidated balance sheets in “Guaranty obligations,” as it relates to our obligation to stand ready to perform on our guaranty, and “Reserve for guaranty losses,” as it relates to incurred losses.

Since our guaranty asset and MSA or MSL do not trade in active financial markets, we estimate their fair value by using internally developed models and market inputs for securities with similar characteristics. The key assumptions are discount rate, or yield, derived using a projected interest rate path, or paths, consistent with the observed yield curve at the valuation date (forward rates), and the prepayment speed based on our proprietary models that are consistent with the projected interest rate path, or paths, and expressed as a 12-month constant prepayment rate (“CPR”). Because the level of interest rates as of December 31, 2008 was extremely low, we determined that a change in methodology was necessary in calculating our key assumptions. As such, we estimated the discount rate and CPRs as the average across a distribution of interest rate paths versus along a single interest rate path (the forward curve) in 2007.

The fair value of all guaranty obligations measured subsequent to their initial recognition is our estimate of a hypothetical transaction price we would receive if we were to issue our guaranty to an unrelated party in a stand-alone arm’s length transaction at the measurement date. The key assumptions associated with the fair value of the guaranty obligations are future home prices and current loan to-value ratios.

Our investments in Fannie Mae single-class MBS, Fannie Mae Megas, REMICs and SMBS are interests in securities with active markets. We primarily rely on third party prices to estimate the fair value of these interests. For the purpose of this disclosure, we aggregate similar securities in order to measure the key assumptions associated with the fair values of our interests, which are approximated by solving for the estimated discount rate, or yield, using a projected interest rate path consistent with the observed yield curve at the valuation date (forward rates), and the prepayment speed based on either our proprietary models that are consistent with the projected interest rate path, the pricing speed for newly issued REMICs, or lagging 12-month actual prepayment speed. All prepayment speeds are expressed as a 12-month CPR.

To determine the fair value of our securities created via portfolio securitizations, we utilize several independent pricing services. The prices that we receive from pricing services are based on information they obtain on current trading activity, but may be based partly on models where trading activity is not observed. The fair value estimates that we obtain from pricing services are evaluated for reasonableness through multiple means, including our internal price verification organization that uses alternate forms of pricing information to validate the prices. Given that the prices for the retained securities are not based on internal models, but rather are based on observable market inputs obtained by our pricing services, we do not believe that it is meaningful to provide sensitivities to the fair value of the retained securities to changes in assumptions.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays some key characteristics of the securities retained in portfolio securitizations.

	Fannie Mae
	Single-class
	MBS & Fannie	REMICS &
	Mae Megas	SMBS
	(Dollars in millions)

As of December 31, 2008
Unpaid principal balance	$17,872	$27,117
Fair value	18,360	27,345
Impact on value from a 10% adverse change	(1,836)	(2,735)
Impact on value from a 20% adverse change	(3,672)	(5,469)
Weighted-average coupon	5.92%	7.03%
Weighted-average loan age	2.9 years	4.2 years
Weighted-average maturity	24.5 years	27.0 years
As of December 31, 2007
Unpaid principal balance	$10,376	$33,789
Fair value	10,553	33,465
Impact on value from a 10% adverse change	(1,055)	(3,347)
Impact on value from a 20% adverse change	(2,111)	(6,693)
Weighted-average coupon	5.93%	7.21%
Weighted-average loan age	2.5 years	3.2 years
Weighted-average maturity	24.2 years	28.2 years

The following table displays the key assumptions used in measuring the fair value at the time of portfolio securitization of our continuing involvement with the assets we transferred into trusts in the form of our guaranty assets for the years ended December 31, 2008 and 2007.

Guaranty
Assets(4)

For the year ended December 31, 2008
Weighted-average life(1)	7.5 years
Average 12-month CPR(2)	11.48%
Average discount rate assumption(3)	6.66%
For the year ended December 31, 2007
Weighted-average life(1)	6.9 years
Average 12-month CPR(2)	10.55%
Average discount rate assumption(3)	8.86%

(1)	The average number of years for which each dollar of unpaid principal on a loan or mortgage-related security remains outstanding.

(2)	Represents the expected 12-month average payment rate, which is based on the constant annualized prepayment rate for mortgage loans.

(3)	The interest rate used in determining the present value of future cash flows.

(4)	The weighted-average life and average 12-month CPR assumptions for our guaranty asset approximate the assumptions used for our guaranty obligation at time of securitization.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays the key assumptions used in measuring the fair value of our continuing involvement, excluding our MSA and MSL, which is not significant, related to portfolio securitization transactions as of December 31, 2008 and 2007, and a sensitivity analysis showing the impact of changes in key assumptions.

	Guaranty	Guaranty
	Assets	Obligations
	(Dollars in millions)

As of December 31, 2008
Valuation at period end:
Fair value	$440	$2,703
Anticipated credit losses(1)	N/A	2,246
Weighted-average life(2)	2.2 years	2.2 years
Prepayment speed assumptions:
Average 12-month CPR prepayment speed assumption(3)	59.3%	N/A
Impact on value from a 10% adverse change	$(38)	N/A
Impact on value from a 20% adverse change	(71)	N/A
Discount rate assumptions:
Average discount rate assumption(4)	5.69%	N/A
Impact on value from a 10% adverse change	$(10)	N/A
Impact on value from a 20% adverse change	(19)	N/A
Home price assumptions:
24 month average home price assumption	N/A	(5.0)%
Impact on credit losses due to a 2.5% decline in home prices	N/A	$454
Impact on credit losses due to a 5% decline in home prices	N/A	723
Loan-to-value assumptions:
Average estimated current Loan-to-value ratio	N/A	72.3%
Impact on credit losses due to a 2.5% increase in loan-to value	N/A	$585
Impact on credit losses due to a 5% increase in loan-to-value	N/A	905
As of December 31, 2007
Valuation at period end:
Fair value	$624	N/A
Weighted-average life(2)	6.3 years	N/A
Prepayment speed assumptions:
Average 12-month CPR prepayment speed assumption(3)	16.1%	N/A
Impact on value from a 10% adverse change	$(34)	N/A
Impact on value from a 20% adverse change	(61)	N/A
Discount rate assumptions:
Average discount rate assumption(4)	4.39%	N/A
Impact on value from a 10% adverse change	$(20)	N/A
Impact on value from a 20% adverse change	(39)	N/A

(1)	The present value of anticipated credit losses are calculated as the average across a distribution of possible outcomes and may not be indicative of actual future losses such that actual results may vary materially.

(2)	The average number of years for which each dollar of unpaid principal on a loan or mortgage-related security remains outstanding.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)	Represents the 12-month average payment rate, which is based on the constant annualized prepayment rate for mortgage loans.

(4)	The interest rate used in determining the present value of future cash flows, derived from the forward curve based on interest rate swaps, excluding option adjusted spreads.

The preceding sensitivity analysis is hypothetical and may not be indicative of actual results. The effect of a variation in a particular assumption on the fair value of the interest is calculated independently of changes in any other assumption. Changes in one factor may result in changes in another, which might magnify or counteract the impact of the change. Further, changes in fair value based on a 10% or 20% variation in an assumption or parameter generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear.

The gain or loss on a portfolio securitization that qualifies as a sale depends, in part, on the carrying amount of the financial assets sold. The carrying amount of the financial assets sold is allocated between the assets sold and the interests retained, if any, based on their relative fair value at the date of sale. Further, our recourse obligations are recognized at their full fair value at the date of sale, which serves as a reduction of sale proceeds in the gain or loss calculation. We recorded a net gain on portfolio securitizations of $49 million and a net loss on portfolio securitizations of $403 million for the years ended December 31, 2008, and 2007, respectively. The net loss of $403 million, for the year ended December 31, 2007, was primarily as a result of resecuritizing $9.2 billion of subprime private-label securities in 2007. The loss recorded from this portfolio securitization was partially offset by trading gains recognized on the portion of the new Fannie Mae guaranteed structured security that we retained and classified as trading. We recorded a net gain on portfolio securitizations of $152 million for the year ended December 31, 2006. These amounts are recognized as “Investment losses, net” in our consolidated statements of operations.

The following table displays cash flows from our securitization trusts related to portfolio securitizations accounted for as sales for the years ended December 31, 2008, 2007 and 2006.

	For the Year Ended December 31,
	2008	2007	2006
	(Dollars in millions)

Proceeds from new securitizations	$30,084	$31,271	$32,078
Guaranty fees	151	112	85
Principal and interest received on retained interests	7,898	6,859	6,186
Purchases of previously transferred financial assets	(152)	(292)	(55)

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

“Managed loans” are defined as on-balance sheet mortgage loans as well as mortgage loans that have been securitized in portfolio securitizations that have qualified as sales pursuant to SFAS 140. The following table displays the unpaid principal balances of managed loans as well as the unpaid principal balances of those managed loans that are delinquent as of December 31, 2008 and 2007.

	Unpaid Principal	Principal Amount of
	Balance	Delinquent Loans(1)
	(Dollars in millions)

As of December 31, 2008
Loans held for investment	$415,485	$19,363
Loans held for sale	14,008	79
Securitized loans	114,163	2,560

Total loans managed	$543,656	$22,002

As of December 31, 2007
Loans held for investment	$396,478	$8,949
Loans held for sale	7,099	10
Securitized loans	87,861	332

Total loans managed	$491,438	$9,291

(1)	Represents the unpaid principal balance of loans held for investment and loans held for sale for which interest is no longer being accrued. We discontinue accruing interest when payment of principal and interest in full is not reasonably assured.

Net credit losses incurred during the years ended December 31, 2008, 2007 and 2006 related to loans held in our portfolio and loans underlying Fannie Mae MBS issued from our portfolio were $2.7 billion, $516 million and $262 million, respectively.

The following table displays the carrying amount and classification of assets and associated liabilities recognized as of December 31, 2008 and 2007 as a result of transfers of financial assets in portfolio securitization transactions that did not qualify as sales and have been accounted for as secured borrowings.

	As of December 31,
	2008	2007
	(Dollars in millions)

Assets:(1)
Available-for-sale securities	$9,660	$10,584
Loans held for sale	2,383	2,395
Trading securities	593	639
Loans held for investment	83	103

Total	$12,719	$13,721

Liabilities:
Long-term debt	$1,168	$1,247

Total	$1,168	$1,247

(1)	These assets have been transferred to MBS trusts and are restricted solely for the purpose of servicing the related MBS.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Financial Guarantees and Master Servicing

Financial Guarantees

We generate revenue by absorbing the credit risk of mortgage loans and mortgage-related securities backing our Fannie Mae MBS in exchange for a guaranty fee. We primarily issue single-class and multi-class Fannie Mae MBS and guarantee to the respective MBS trusts that we will supplement amounts received by the MBS trusts as required to permit timely payment of principal and interest on the related Fannie Mae MBS, irrespective of the cash flows received from borrowers. We also provide credit enhancements on taxable or tax-exempt mortgage revenue bonds issued by state and local governmental entities to finance multifamily housing for low- and moderate-income families. Additionally, we issue long-term standby commitments that require us to purchase loans from lenders if the loans meet certain delinquency criteria.

We record a guaranty obligation for (i) guarantees on lender swap transactions issued or modified on or after January 1, 2003, pursuant to FIN 45, (ii) guarantees on portfolio securitization transactions, (iii) credit enhancements on mortgage revenue bonds, and (iv) our obligation to absorb losses under long-term standby commitments. Our guaranty obligation represents our estimated obligation to stand ready to perform on these guarantees. Our guaranty obligation is recorded at fair value at inception. The carrying amount of the guaranty obligation, excluding deferred profit, was $9.7 billion and $11.1 billion as of December 31, 2008 and 2007, respectively. We also record an estimate of incurred credit losses on these guarantees in the “Reserve for guaranty losses” in our consolidated balance sheets, as discussed further in “Note 5, Allowance for Loan Losses and Reserve for Guaranty Losses.”

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

We have a portion of our guarantees reflected in our consolidated balance sheets. For those guarantees recorded in our consolidated balance sheets, our maximum potential exposure under these guarantees is primarily comprised of the unpaid principal balance of the underlying mortgage loans, which totaled $2.4 trillion and $2.1 trillion as of December 31, 2008 and 2007, respectively. In addition, we had exposure of $172.2 billion and $206.5 billion for other guarantees not recorded in our consolidated balance sheets as of December 31, 2008 and 2007, respectively, which primarily represents the unpaid principal balance of loans underlying guarantees issued prior to the effective date of FIN 45.

The maximum exposure from our guarantees is not representative of the actual loss we are likely to incur, based on our historical loss experience. In the event we were required to make payments under our guarantees, we would pursue recovery of these payments by exercising our rights to the collateral backing the underlying loans and through available credit enhancements, which includes all recourse with third parties and mortgage insurance. The maximum amount we could recover through available credit enhancements and recourse with third parties on guarantees recorded in our consolidated balance sheets was $124.4 billion and $118.5 billion as of December 31, 2008 and 2007, respectively. The maximum amount we could recover through available credit enhancements and recourse with all third parties on guarantees not recorded in our consolidated balance sheets was $17.6 billion and $22.7 billion as of December 31, 2008 and 2007, respectively. Recoverability of such credit enhancements and recourse is subject to, but not limited to, our mortgage insurers’ and financial

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

guarantors’ ability to meet their obligations. Refer to “Note 19, Concentrations of Credit Risk” for additional information.

We gauge our performance risk under our guaranty based on delinquency status of the mortgage loans we hold in portfolio, or in the case of mortgage-backed securities, the underlying mortgage loans of the related securities. Management also monitors the seriously delinquency rate, the percentage of single family loans three or more months past due and the percentage of multifamily loans two or more months past due, of loans with certain risk characteristics such as mark-to-market loan-to-value ratio, vintage and operating debt service coverage. We use this information, in conjunction with housing market and economic conditions, to ensure that our pricing and our eligibility and underwriting criteria accurately reflect the current risk of loans with these high-risk characteristics, and in some cases we decide to significantly reduce our participation in riskier loan product categories. Management also uses this data together with other credit risk measures to identify key trends that guide the development of our loss mitigation strategies.

Risk Characteristics of our Book of Business

The following tables display the current delinquency status and certain risk characteristics of our conventional single-family and total multifamily book of business as of December 31, 2008.

	As of December 31, 2008(7)
	30 days	60 days	Seriously
	Delinquent	Delinquent	Delinquent(1)

Percentage of total single-family conventional book of business(2)	2.53%	1.10%	2.96%
Percentage of total single-family conventional loans(3)	2.52	1.00	2.42

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Percentage of
	Single-family	Percentage
	Conventional Book	Seriously
	of Business(2)	Delinquent(1)(4)

Estimated mark-to-market loan-to-value ratio:
Greater than 100%	12%	10.98%
95% to 100%	4	5.47
Below 95%	84	1.53
Geographical Distribution:
Arizona	3	3.41
California	16	2.30
Florida	7	6.14
Nevada	1	4.74
All other states	73	2.01
Product Distribution:(5)
Alt-A	11	7.03
Subprime	—	14.29
Original loan-to-value ratio > 90%(6)	10	6.33
FICO score <620(6)	5	9.03
Combined original loan-to-value ratio >90% and FICO score <620(6)	1	15.97
Interest only	8	8.42
Investor property	6	2.95
Vintages:
2005	13	2.99
2006	14	5.11
2007	20	4.70
All other vintages	53	1.23

(1)	Includes single-family loans that are three months or more past due or in foreclosure.

(2)	Percentage based on unpaid principal balance.

(3)	Percentage based on loan amount.

(4)	Represents percentage of each respective category based on loan count of seriously delinquent loans divided by total loan count of respective category.

(5)	Categories are not mutually exclusive and as such, amounts are not additive.

(6)	Includes housing goals oriented products such as my community mortgage and expanded approval.

(7)	Includes the portion of our conventional single-family mortgage credit book for which we have more detailed loan level information, which constitutes approximately 96% of our total conventional single-family mortgage credit book of business as of December 31, 2008.

	As of December 31, 2008(3)
	30 days	Seriously
	Delinquent(2)	Delinquent(1)(2)

Percentage of total multifamily mortgage credit book of business	0.12%	0.30%

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Percentage of
	Multifamily	Percentage
	Mortgage Credit	Seriously
	Book of Business	Delinquent(1)(2)

Originating loan-to-value ratio:
Less than or equal to 80%	95%	0.27%
Greater than 80%	5	0.92
Operating debt service coverage ratio:
Less than or equal to 1.10%	11	—
Greater than 1.10%	89	0.33
Origination loan size distribution:
Less than or equal to $750,000	3	0.55
Greater than $750,000 and less than or equal to $3 million	13	0.52
Greater than $3 million and less than or equal to $5 million	10	0.39
Greater than $5 million and less than or equal to $25 million	41	0.43
Greater than $25 million	33	—
Maturity dates:
Maturing in 2009	6	0.10
Maturing in 2010	3	0.32
Maturing in 2011	5	0.37
Maturing in 2012	10	0.16
Other attributes:
ARM	16	0.35
Fixed	84	0.29

(1)	Includes multifamily loans that are two months or more past due.

(2)	Percentage based on unpaid principal balance.

(3)	Includes portion of our multifamily mortgage credit book for which we have more detailed loan level information, which constitutes approximately 82% of our total multifamily mortgage credit book of business as of December 31, 2008.

Guaranty Obligations

The following table displays changes in our “Guaranty obligations” in our consolidated balance sheets for the years ended December 31, 2008, 2007 and 2006.

	For the Year Ended December 31,
	2008	2007	2006
	(Dollars in millions)

Beginning balance, January 1	$15,393	$11,145	$10,016
Additions to guaranty obligations(1)	7,279	8,460	4,707
Amortization of guaranty obligation into guaranty fee income	(9,585)	(3,560)	(3,217)
Impact of consolidation activity(2)	(940)	(652)	(361)

Ending balance, December 31	$12,147	$15,393	$11,145

(1)	Represents the fair value of the contractual obligation and deferred profit at issuance of new guarantees.

(2)	Upon consolidation of MBS trusts, we derecognize our guaranty obligations to the respective trusts.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred profit is a component of “Guaranty obligations” in our consolidated balance sheets and is included in the table above. We recorded deferred profit on guarantees issued or modified on or after the adoption date of FIN 45 and before the adoption of SFAS 157 on January 1, 2008, if the consideration we expected to receive for our guaranty exceeded the estimated fair value of the guaranty obligation at issuance.

Upon the adoption of SFAS 157, the initial recognition of the fair value of guaranty obligation recorded pursuant to FIN 45 equals the fair value of the total compensation received and we do not recognize losses or record deferred profit at inception of those guaranty contracts issued on or after January 1, 2008. Deferred profit had a carrying amount of $2.5 billion and $4.3 billion as of December 31, 2008 and 2007, respectively. We recognized deferred profit amortization of $2.0 billion, $986 million and $1.2 billion of the years ended December 31, 2008, 2007 and 2006, respectively.

Guaranty Assets

As guarantor at inception of a guaranty to an unconsolidated entity, we recognize a non-contingent liability for the fair value of our obligation to stand ready to perform over the term of the guaranty in the event that specified triggering events or conditions occur. We also record a guaranty asset that represents the present value of cash flows expected to be received as compensation over the life of the guaranty.

The following table displays changes in “Guaranty assets” in our consolidated balance sheets for the years ended December 31, 2008, 2007 and 2006.

	For the Year Ended December 31,
	2008	2007	2006
	(Dollars in millions)

Beginning balance, January 1	$9,666	$7,692	$6,848
Fair value of expected cash flows at issuance for new guaranteed Fannie Mae MBS issuances	3,938	4,658	3,186
Net change in fair value of guaranty assets from portfolio securitizations	(136)	29	45
Impact of amortization on guaranty contracts	(2,767)	(1,898)	(1,476)
Other-than-temporary impairments	(3,270)	(425)	(629)
Impact of consolidation of MBS trusts(1)	(388)	(390)	(282)

Ending balance, December 31	$7,043	$9,666	$7,692

(1)	When we consolidate Fannie Mae MBS trusts, we derecognize the guaranty asset and guaranty obligation associated with the respective trust.

Fannie Mae MBS Included in Investments in Securities

For Fannie Mae MBS included in “Investments in securities” in our consolidated balance sheets, we do not eliminate or extinguish the guaranty arrangement because it is a contractual arrangement with the unconsolidated MBS trusts. The fair value of Fannie Mae MBS is determined based on observable market prices because most Fannie Mae MBS are actively traded. Fannie Mae MBS receive high credit quality ratings primarily because of our guaranty. Absent our guaranty, Fannie Mae MBS would be subject to the credit risk on the underlying loans. We continue to recognize a guaranty obligation and a reserve for guaranty losses associated with these securities because we carry these securities in our consolidated financial statements as guaranteed Fannie Mae MBS. The fair value of the guaranty obligation, net of deferred profit, associated with Fannie Mae MBS included in “Investments in securities” approximates the fair value of the credit risk that exists on these Fannie Mae MBS absent our guaranty. The fair value of the guaranty obligation, net of

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deferred profit, associated with the Fannie Mae MBS included in “Investments in securities” was $3.8 billion and $438 million as of December 31, 2008 and 2007, respectively.

Master Servicing

We do not perform the day-to-day servicing of mortgage loans in an MBS trust created in a Fannie Mae securitization transaction; however, we are compensated to carry out administrative functions for the trust and oversee the primary servicer’s performance of the day-to-day servicing of the trust’s mortgage assets. This arrangement gives rise to either an MSA or an MSL.

The following table displays the carrying value and fair value of our MSA for the years ended December 31, 2008, 2007 and 2006.

	For the Year Ended December 31,
	2008	2007	2006
	(Dollars in millions)

Cost basis:
Beginning balance	$1,171	$1,017	$812
Additions	302	459	371
Amortization	(190)	(267)	(127)
Other-than-temporary impairments	(491)	(4)	(12)
Reductions for MBS trusts paid-off and impact of consolidation activity	(28)	(34)	(27)

Ending balance	764	1,171	1,017

Valuation allowance:
Beginning balance	10	9	9
LOCOM adjustments	816	171	155
LOCOM recoveries	(753)	(170)	(155)

Ending balance	73	10	9

Carrying value	$691	$1,161	$1,008

Fair value, beginning of period	$1,808	$1,690	$1,452

Fair value, end of period	$855	$1,808	$1,690

The carrying value of our MSL, which approximates its fair value, was $42 million and $16 million as of December 31, 2008 and 2007, respectively.

We recognized servicing income, referred to as “Trust management income” in our consolidated statements of operations of $261 million, $588 million and $111 million for the years ended December 31, 2008, 2007 and 2006, respectively. Refer to “Note 2, Summary of Significant Accounting Policies,” for information regarding our servicing income in the form of “Trust management income” beginning in November 2006.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Acquired Property, Net

Acquired property, net consists of foreclosed property received in full satisfaction of a loan net of a valuation allowance for declines in the fair value of foreclosed properties after initial acquisition. The following table displays the activity in acquired property and the related valuation allowance for the years ended December 31, 2008, 2007 and 2006.

	Acquired	Valuation	Acquired
	Property	Allowance(1)	Property, Net
	(Dollars in millions)

Balance, January 1, 2006	$1,851	$(80)	$1,771
Additions	3,255	(159)	3,096
Disposals	(2,849)	140	(2,709)
Write-downs, net of recoveries	—	(17)	(17)

Balance, December 31, 2006	2,257	(116)	2,141
Additions	5,131	(18)	5,113
Disposals	(3,535)	291	(3,244)
Write-downs, net of recoveries	—	(408)	(408)

Balance, December 31, 2007	3,853	(251)	3,602
Additions	10,853	(75)	10,778
Disposals	(6,666)	664	(6,002)
Write-downs, net of recoveries	—	(1,460)	(1,460)

Balance, December 31, 2008	$8,040	$(1,122)	$6,918

(1)	Reflects activities in the valuation allowance for acquired properties held primarily by our Single-Family segment.

The following table displays the carrying amount of acquired properties held for use for the years ended December 31, 2008, 2007 and 2006.

	For the Year Ended December 31,
	2008	2007	2006
	(Dollars in millions)

Beginning balance, January 1	$107	$224	$118
Transfers in from held for sale, net	1	4	193
Transfers to held for sale, net	(93)	(113)	(76)
Depreciation and asset write-downs	(4)	(8)	(11)

Ending balance, December 31	$11	$107	$224

10.	Short-term Borrowings and Long-term Debt

We obtain the funds to finance our mortgage purchases and other business activities primarily by selling debt securities in the domestic and international capital markets. We issue a variety of debt securities to fulfill our ongoing funding needs.

Short-term Borrowings

Our short-term borrowings (borrowings with an original contractual maturity of one year or less) consist of both “Federal funds purchased and securities sold under agreements to repurchase” and “Short-term debt” in

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

our consolidated balance sheets. The following table displays our outstanding short-term borrowings and weighted-average interest rates as of December 31, 2008 and 2007.

	As of December 31,
	2008		2007
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Outstanding	Rate(1)	Outstanding	Rate(1)
	(Dollars in millions)

Federal funds purchased and securities sold under agreements to repurchase	$77	0.01%	$869	3.48%

Fixed short-term debt:
Discount notes	322,932	1.75%	$233,258	4.45%
Foreign exchange discount notes	141	2.50	301	4.28
Other short-term debt	333	2.80	601	4.37

Total fixed short-term debt	323,406	1.75	234,160	4.45
Floating-rate short-term debt(2)	7,585	1.66	—	—

Total short-term debt	$330,991	1.75%	$234,160	4.45%

(1)	Includes discounts, premiums and other cost basis adjustments.

(2)	Includes a portion of structured debt instruments that is reported at fair value.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term Debt

Long-term debt represents borrowings with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt as of December 31, 2008 and 2007.

	As of December 31,
	2008			2007
			Weighted			Weighted
			Average			Average
			Interest			Interest
	Maturities	Outstanding	Rate(1)	Maturities	Outstanding	Rate(1)
	(Dollars in millions)

Senior fixed:
Benchmark notes and bonds	2009-2030	$251,063	4.92%	2008-2030	$256,538	5.12%
Medium-term notes	2009-2018	151,277	4.20	2008-2017	202,315	5.06
Foreign exchange notes and bonds	2009-2028	1,513	4.70	2008-2028	2,259	3.30
Other long-term debt(2)	2009-2038	73,061	5.95	2008-2038	69,717	6.01

Total senior fixed		476,914	4.85		530,829	5.20
Senior floating:
Medium-term notes	2009-2017	45,737	2.21	2008-2017	12,676	5.87
Other long-term debt(2)	2020-2037	874	7.22	2017-2037	1,024	7.76

Total senior floating		46,611	2.30		13,700	6.01
Subordinated fixed:
Medium-term notes	2011-2011	2,500	6.24	2008-2011	3,500	5.62
Other subordinated debt	2012-2019	7,116	6.58	2012-2019	7,524	6.39

Total subordinated fixed		9,616	6.50		11,024	6.14
Debt from consolidations	2009-2039	6,261	5.87	2008-2039	6,586	5.95

Total long-term debt(3)		$539,402	4.67%		$562,139	5.25%

(1)	Includes discounts, premiums and other cost basis adjustments.

(2)	Includes a portion of structured debt instruments that is reported at fair value.

(3)	Reported amounts include a net discount and other cost basis adjustments of $15.5 billion and $11.6 billion as of December 31, 2008 and 2007, respectively.

Our long-term debt includes a variety of debt types. We issue both fixed and floating medium-term notes, which range in maturity from more than one to ten years and are issued through dealer banks. We also offer benchmark notes and bonds in large, regularly-scheduled issuances that provide increased efficiency, liquidity and tradability to the market. Additionally, we have issued notes and bonds denominated in several foreign currencies and are prepared to issue debt in numerous other currencies. All foreign currency-denominated transactions are effectively converted into U.S. dollars through the use of foreign currency swaps for the purpose of funding our mortgage assets.

Our other long-term debt includes callable and non-callable securities, which include all long-term non-benchmark securities, such as zero-coupons, fixed and other long-term securities, and are generally negotiated underwritings with one or more dealers or dealer banks.

Debt from Consolidations and Secured Borrowings

Debt from consolidations includes debt from both MBS trust consolidations and certain secured borrowings. Debt from MBS trust consolidations represents our liability to third-party beneficial interest holders when the

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets of a corresponding trust have been included in our consolidated balance sheets and we do not own all of the beneficial interests in the trust. Long-term debt from these transactions in our consolidated balance sheets as of December 31, 2008 and 2007 was $5.1 billion and $5.3 billion, respectively.

Additionally, we record a secured borrowing, to the extent of proceeds received, upon the transfer of financial assets from our consolidated balance sheets that does not qualify as a sale. Long-term debt from these transactions in our consolidated balance sheets as of December 31, 2008 and 2007 was $1.2 billion and $1.3 billion, respectively.

Characteristics of Debt

As of December 31, 2008 and 2007, the face amount of our debt securities was $881.2 billion and $804.3 billion, respectively. As of December 31, 2008 and 2007, we had zero-coupon debt with a face amount of $350.5 billion and $257.5 billion, respectively, which had an effective interest rate of 1.9% and 4.6%, respectively.

We issue callable debt instruments to manage the duration and prepayment risk of expected cash flows of the mortgage assets we own. Our outstanding debt as of December 31, 2008 and 2007 included $192.5 billion and $215.6 billion, respectively, of callable debt that could be redeemed in whole or in part at our option any time on or after a specified date.

The table below displays the amount of our long-term debt as of December 31, 2008 by year of maturity for each of the years 2009-2013 and thereafter. The first column assumes that we pay off this debt at maturity, including announced calls, while the second column assumes that we redeem our callable debt at the next available call date.

		Assuming Callable Debt
	Long-Term Debt by	Redeemed at Next
	Year of Maturity	Available Call Date
	(Dollars in millions)

2009	$91,880	$238,652
2010	113,691	109,392
2011	71,562	48,477
2012	34,348	27,513
2013	55,509	34,392
Thereafter	166,151	74,715
Debt from consolidations(1)	6,261	6,261

Total(2)(3)	$539,402	$539,402

(1)	Contractual maturity of debt from consolidations is not a reliable indicator of expected maturity because borrowers of the underlying loans generally have the right to prepay their obligations at any time.

(2)	Reported amount includes a net discount and other cost basis adjustments of $15.5 billion.

(3)	Includes a portion of structured debt instruments that is reported at fair value.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below displays the amount of our debt called and repurchased and the associated weighted-average interest rates for the years ended December 31, 2008, 2007 and 2006.

	For The Year Ended December 31,
	2008	2007	2006
	(Dollars in millions)

Debt called	$158,988	$86,321	$24,137
Weighted-average interest rate of debt called	5.3%	5.6%	5.9%
Debt repurchased	$13,214	$15,217	$15,515
Weighted-average interest rate of debt repurchased	4.8%	5.6%	4.7%

Intraday Lines of Credit

We periodically use secured and unsecured intraday funding lines of credit provided by several large financial institutions. We post collateral which, in some circumstances, the secured party has the right to repledge to third parties. As these lines of credit are uncommitted intraday loan facilities, we may not be able to draw on them if and when needed. As of December 31, 2008 and 2007, we had secured uncommitted lines of credit of $30.0 billion and $28.0 billion, respectively, and unsecured uncommitted lines of credit of $500 million and $2.5 billion, respectively. No amounts were drawn on these lines of credit as of December 31, 2008 or 2007.

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

The credit facility does not specify the maturities or interest rate of loans that may be made by Treasury under the credit facility. In a Fact Sheet regarding the credit facility published by Treasury on September 7, 2008, Treasury indicated that loans made pursuant to the credit facility will be for short-term durations and would in general be expected to be for less than one month but no shorter than one week. The Fact Sheet further indicated that the interest rate on loans made pursuant to the credit facility ordinarily will be based on the daily LIBOR rate for a similar term of the loan plus 50 basis points. As of February 26, 2009, we have not drawn on this credit facility. If we borrow under this credit facility, we will account for the draws as secured borrowings.

11.	Derivative Instruments and Hedging Activities

Risk Management Derivatives and Mortgage Commitment Derivatives

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

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consolidated balance sheets. The derivatives we use for interest rate risk management purposes consist primarily of OTC contracts that fall into three broad categories:

•	Interest rate swap contracts. An interest rate swap is a transaction between two parties in which each agrees to exchange payments tied to different interest rates or indices for a specified period of time, generally based on a notional amount of principal. The types of interest rate swaps we use include pay-fixed swaps receive-fixed swaps and basis swaps.

•	Interest rate option contracts. These contracts primarily include pay-fixed swaptions, receive-fixed swaptions, cancelable swaps and interest rate caps.

•	Foreign currency swaps. These swaps convert debt that we issue in foreign-denominated currencies into U.S. dollars. We enter into foreign currency swaps only to the extent that we issue foreign currency debt.

We enter into forward purchase and sale commitments that lock in the future delivery of mortgage loans and mortgage-related securities at a fixed price or yield. Certain commitments to purchase mortgage loans and purchase or sell mortgage-related securities meet the definition of a derivative and these commitments are recorded in our consolidated balance sheets at fair value as either “Derivative assets at fair value” or “Derivative liabilities at fair value.” Typically, we settle the notional amount of our mortgage commitments; however, we generally do not settle the notional amount of our other derivative instruments. Notional amounts, therefore, simply provide the basis for calculating actual payments or settlement amounts.

The following table displays the outstanding notional balances and the estimated fair value of our derivative instruments as of December 31, 2008 and 2007.

	As of December 31,
	2008		2007
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Dollars in millions)

Risk management derivatives:
Swaps:
Pay-fixed	$546,916	$(68,379)	$377,738	$(14,357)
Receive-fixed	451,081	42,246	285,885	6,390
Basis	24,560	(57)	7,001	(21)
Foreign currency	1,652	(12)	2,559	353
Swaptions:
Pay-fixed	79,500	506	85,730	849
Receive-fixed	93,560	13,039	124,651	5,877
Interest rate caps	500	1	2,250	8
Other(1)	827	100	650	71
Net collateral receivable (payable)	—	11,286	—	(712)
Accrued interest receivable (payable), net	—	(491)	—	221

Total risk management derivatives	$1,198,596	$(1,761)	$886,464	$(1,321)

Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	$9,256	$27	$1,895	$6
Forward contracts to purchase mortgage-related securities	25,748	239	25,728	91
Forward contracts to sell mortgage-related securities	36,232	(351)	27,743	(108)

Total mortgage commitment derivatives	$71,236	$(85)	$55,366	$(11)

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Includes MBS options, swap credit enhancements and mortgage insurance contracts that are accounted for as derivatives. The mortgage insurance contracts have payment provisions that are not based on a notional amount.

Hedging Activities

Prior to our adoption of SFAS 133, on January 1, 2001, certain of our derivative instruments met the criteria for hedge accounting under the accounting standards at that time. Accordingly, effective with our adoption of SFAS 133, we deferred gains of approximately $230 million from fair value-type hedges as basis adjustments to the related debt and $75 million for cash flow-type hedges in AOCI. As of December 31, 2008, the remaining amount of this initial deferral in AOCI and long-term debt is a loss of $9 million and a gain of $17 million, respectively.

The following table displays the amount of amortization in 2008, 2007 and 2006 related to our fair value-type hedges and cash flow-type hedges that met the criteria for hedge accounting prior to our adoption of SFAS 133.

	For the Year Ended December 31,
	2008	2007	2006
	(Dollars in millions)

Amortization income of fair value-type hedges	$13	$13	$18
Amortization income (expense) of cash flow-type hedges	(1)	5	7

In April 2008, we began to employ fair value hedge accounting for some of our interest rate risk management activities by designating hedging relationships between certain of our interest rate derivatives and mortgage assets. We achieve hedge accounting by designating all or a fixed percentage of a pay-fixed receive-variable interest rate swap as a hedge of the changes in the fair value attributable to the changes in the LIBOR benchmark interest rate for a specific mortgage asset. Because we discontinued hedge accounting during the fourth quarter of 2008, as of December 31, 2008, we had no derivatives in hedging relationships.

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

When we determine that a hedging relationship is highly effective, changes in the fair value of the hedged item attributable to changes in the benchmark interest rate are recorded as an adjustment to the carrying value of the hedged item. These adjustments are amortized into earnings over the remaining life of the hedged item in accordance with our policies for amortization of cost basis adjustments. For the year ended December 31, 2008, we recorded a $2.2 billion increase in the carrying value of the hedged assets before related amortization due to hedge accounting. This gain on the hedged assets was offset by fair value losses of $2.2 billion, excluding valuation changes due to the passage of time, on the pay-fixed swaps designated as hedging instruments.

For the year ended December 31, 2008, we recorded a loss for the ineffective portion of our hedged assets of $94 million, which excluded a loss of $81 million, that was not related to changes in the benchmark interest rate. All derivative gains and losses are recorded as a component of “Fair value losses, net” in our consolidated statements of operations.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Income Taxes

Provision (Benefit) for Income Taxes

We operate as a government-sponsored enterprise. We are subject to federal income tax, but we are exempt from state and local income taxes. The following table displays the components of our provision for federal income taxes for the years ended December 31, 2008, 2007 and 2006.

	For the Year Ended December 31,
	2008	2007	2006
	(Dollars in millions)

Current income tax expense(1)	$403	$757	$745
Deferred income tax expense (benefit)(2)	13,346	(3,809)	(579)
Other, non-current tax benefit	—	(39)	—

Provision (benefit) for federal income taxes	$13,749	$(3,091)	$166

(1)	Does not reflect the tax impact of extraordinary gains (losses) as this amount is recorded in our consolidated statements of operations, net of tax effect. We recorded a tax benefit of $8 million and a tax expense of $7 million related to extraordinary gains (losses) for the year ended December 31, 2007 and 2006, respectively. We recorded no tax benefit for extraordinary losses in 2008.

(2)	Amount excludes the income tax effect of items directly recognized in “Stockholders’ equity (deficit)” where we did not establish a valuation allowance.

The following table displays the difference between our effective tax rates and the statutory federal tax rates for the years ended December 31, 2008, 2007 and 2006, respectively.

	For the Year Ended December 31,
	2008	2007	2006

Statutory corporate tax rate	35.0%	35.0%	35.0%
Tax-exempt interest and dividends-received deductions	0.5	4.6	(6.0)
Equity investments in affordable housing projects	2.1	20.1	(25.0)
Other	—	0.6	(0.1)
Valuation allowance	(68.2)	—	—

Effective tax rate	(30.6)%	60.3%	3.9%

Our effective tax rate is the provision (benefit) for federal income taxes, excluding the tax effect of extraordinary items, expressed as a percentage of income or loss before federal income taxes. The effective tax rate for the years ended December 31, 2008, 2007 and 2006 is different from the federal statutory rate of 35% primarily due to the benefits of our investments in housing projects eligible for the low-income housing tax credit and other equity investments that provide tax credits, the establishment of a valuation allowance of $30.8 billion in the year ended December 31, 2008 and our holdings of tax-exempt investments.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Tax Assets and Liabilities

The following table displays our deferred tax assets, deferred tax liabilities, and valuation allowance as of December 31, 2008 and 2007.

	As of December 31,
	2008	2007(1)
	(Dollars in millions)

Deferred tax assets:
Allowance for loan losses and basis in acquired property, net	$10,561	$2,070
Debt and derivative instruments	8,604	5,644
Mortgage and mortgage-related assets	6,566	—
Unrealized losses on AFS securities	3,926	885
Partnership credits	2,157	1,883
Net guaranty assets and obligations and related credits	858	1,752
Cash fees and other upfront payments	1,540	669
Employee compensation and benefits	289	208
Partnership and equity investments	257	—

Total deferred tax assets	34,758	13,111

Deferred tax liabilities:
Partnership and equity investments	—	39
Mortgage and mortgage-related assets	—	31
Other, net	7	74

Total deferred tax liabilities	7	144

Valuation allowance	(30,825)	—

Net deferred tax assets	$3,926	$12,967

(1)	Certain prior period amounts have been reclassified to conform to the current period presentation.

We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits. Our deferred tax assets, net of a valuation allowance, totaled $3.9 billion and $13.0 billion as of December 31, 2008 and 2007, respectively. We evaluate our deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including our historical profitability and projections of future taxable income. We are required to establish a valuation allowance for deferred tax assets and record a charge to income or stockholders’ equity if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management-approved business plans and ongoing tax planning strategies. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between our projected operating performance, our actual results and other factors.

We are in a cumulative book taxable loss position and have been for more than a twelve-quarter period. For purposes of establishing a deferred tax valuation allowance, this cumulative book taxable loss position is considered significant, objective evidence that we may not be able to realize some portion of our deferred tax assets in the future. Our cumulative book taxable loss position was caused by the negative impact on our results from the weak housing and credit market conditions over the past year. These conditions deteriorated

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

dramatically during 2008, causing a significant increase in our pre-tax loss, due in part to much higher credit losses, and downward revisions to our projections of future results. Because of the volatile economic conditions in 2008, our projections of future credit losses have become more uncertain.

During the third quarter of 2008, we concluded that it was more likely than not that we would not generate sufficient future taxable income in the foreseeable future to realize all of our deferred tax assets. Our conclusion was based on our consideration of the relative weight of the available evidence, including the rapid deterioration of market conditions discussed above, the uncertainty of future market conditions on our results of operations and significant uncertainty surrounding our future business model as a result of the placement of the company into conservatorship by FHFA on September 6, 2008. As a result, we recorded a $21.4 billion valuation allowance to our deferred tax asset for the portion of the future tax benefit that more likely than not will not be utilized in the future. Additionally, in the fourth quarter of 2008, we increased our valuation allowance by $9.4 billion to reserve for the tax benefit that would have been recognized as a result of our fourth quarter 2008 loss. As such, we recognized a total valuation allowance of $30.8 billion for the year ended December 31, 2008. We did not, however, establish a valuation allowance for the deferred tax asset amount that is related to unrealized losses recorded through AOCI on our available-for-sale securities. We believe this deferred tax amount is recoverable because we have the intent and ability to hold these securities until recovery of the unrealized loss amounts.

Section 382 of the Internal Revenue Code limits a corporation’s ability to use certain tax benefits when more than 50% of its stock has been acquired (determined under specific rules and assumptions) resulting in a change in ownership. The IRS has provided that we will not have an ownership change on or after September 7, 2008, the date that Treasury acquired the senior preferred stock and the warrant as described in “Note 1, Organization and Conservatorship.”

The Internal Revenue Service (“IRS”) is currently examining our 2005 and 2006 federal income tax returns. The IRS Appeals Division is currently considering issues related to tax years 1999-2004. This reflects no change from the tax years subject to examination as of December 31, 2007.

Unrecognized Tax Benefits

We had $1.7 billion and $124 million of unrecognized tax benefits as of December 31, 2008 and 2007, respectively. Of these amounts, we had $8 million as of both December 31, 2008 and 2007, which, if resolved favorably, would reduce our effective tax rate in future periods. As of December 31, 2008 and 2007, we had accrued interest payable related to unrecognized tax benefits of $251 million and $28 million, respectively, and did not recognize any tax penalty payable. For the years ended December 31, 2008 and 2007, we had total interest expense related to unrecognized tax benefits of $223 million and $7 million, respectively, and did not have any tax expense related to tax penalties. It is reasonably possible that changes in our gross balance of unrecognized tax benefits may occur within the next 12 months, including possible changes in connection with an IRS review of fair market value losses we recognized on certain securities held in our portfolio. The increase in our unrecognized tax benefit for the year ended December 31, 2008 is due to our current assessment of deductions taken on our prior year income tax returns related to these fair market value losses. The potential decrease in the unrecognized tax benefit related to these fair market value losses and other issues is approximately $1.7 billion. This decrease in our unrecognized tax benefit would represent a temporary difference; therefore, it would not result in a change to our effective tax rate.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays the changes in our unrecognized tax benefits for the years ended December 31, 2008 and 2007, respectively.

	For the Year Ended December 31,
	2008	2007
	(Dollars in millions)

Unrecognized tax benefit as of January 1	$124	$163
Gross increases—tax positions in prior years	49	—
Gross decreases—tax positions in prior years	(6)	(48)
Gross increases—tax positions in current year	1,578	9

Unrecognized tax benefit as of December 31	$1,745	$124

13.	Earnings (Loss) Per Share

The following table displays the computation of basic and diluted earnings (loss) per share of common stock for the years ended December 31, 2008, 2007 and 2006.

	For the Year Ended
	December 31,
	2008	2007	2006
	(Dollars and shares in millions, except per share amounts)

Income (loss) before extraordinary gains (losses)	$(58,298)	$(2,035)	$4,047
Extraordinary gains (losses), net of tax effect	(409)	(15)	12

Net income (loss)	(58,707)	(2,050)	4,059
Preferred stock dividends and issuance costs at redemption(1)	(1,069)	(513)	(511)

Net income (loss) available to common stockholders—basic	(59,776)	(2,563)	3,548
Convertible preferred stock dividends(2)	—	—	—

Net income (loss) available to common stockholders—diluted	$(59,776)	$(2,563)	$3,548

Weighted-average common shares outstanding—basic(3)	2,487	973	971
Dilutive potential common shares:
Stock-based awards(4)	—	—	1
Convertible preferred stock(5)	—	—	—

Weighted-average common shares outstanding—diluted	2,487	973	972

Basic earnings (loss) per share:
Earnings (loss) before extraordinary gains (losses)(6)	$(23.88)	$(2.62)	$3.64
Extraordinary gains (losses), net of tax effect	(0.16)	(0.01)	0.01

Basic earnings (loss) per share	$(24.04)	$(2.63)	$3.65

Diluted earnings (loss) per share:
Earnings (loss) before extraordinary gains (losses)(6)	$(23.88)	$(2.62)	$3.64
Extraordinary gains (losses), net of tax effect	(0.16)	(0.01)	0.01

Diluted earnings (loss) per share	$(24.04)	$(2.63)	$3.65

(1)	Amount for the year ended December 31, 2008 include approximately $31 million of dividends declared and paid on December 31, 2008 our outstanding cumulative senior preferred stock.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	In the computation of diluted EPS, convertible preferred stock dividends are added back to net income (loss) available to common stockholders when the assumed conversion of the preferred shares is dilutive and is assumed to be converted from the beginning of the period. For the years ended December 31, 2008, 2007 and 2006, the assumed conversion of the preferred shares had an anti-dilutive effect.

(3)	Amount for the year ended December 31, 2008 includes 1.4 billion weighted-average shares of common stock that would be issued upon the full exercise of the warrant issued to Treasury from the date the warrant was issued through December 31, 2008.

(4)	In 2006, amount represents incremental shares from in-the-money nonqualified stock options and other performance awards. Weighted-average options and performance awards to purchase approximately 22 million, 23 million and 20 million shares of common stock for the years ended December 31, 2008, 2007 and 2006, respectively, were outstanding in each period, but were excluded from the computation of diluted EPS since they would have been anti-dilutive.

(5)	Represents incremental shares from the assumed conversion of outstanding convertible preferred stock when the assumed conversion of the preferred shares is dilutive and is assumed to be converted from the beginning of the year.

(6)	Amount is net of preferred stock dividends and issuance costs at redemption.

14.	Stock-Based Compensation Plans

We have two stock-based compensation plans, the 1985 Employee Stock Purchase Plan and the Stock Compensation Plan of 2003. Under these plans, we offer various stock-based compensation programs where we provide employees an opportunity to purchase Fannie Mae common stock or we periodically make stock awards to certain employees in the form of nonqualified stock options, performance share awards, restricted stock awards, restricted stock units or stock bonus awards. As a result of our senior preferred stock purchase agreement with Treasury, we may not issue any Fannie Mae equity securities (other than the senior preferred stock, the warrant and the common stock issuable upon exercise of the warrant) without the consent of Treasury, unless the equity issuance is pursuant to a binding commitment existing on the date of conservatorship. As such, we currently do not intend to grant equity compensation to employees under these plans.

In connection with our stock-based compensation plans, we recorded compensation expense of $97 million, $118 million and $116 million for 2008, 2007 and 2006, respectively. We recognized $1 million, $2 million and $2 million of compensation cost related to stock awards granted prior to the adoption of SFAS 123R to employees eligible for retirement for 2008, 2007 and 2006, respectively.

Stock-Based Compensation Plans

The 1985 Employee Stock Purchase Plan (the “1985 Purchase Plan”) provides employees an opportunity to purchase shares of Fannie Mae common stock at a discount to the fair market value of the stock during specified purchase periods. Our Board of Directors sets the terms and conditions of offerings under the 1985 Purchase Plan, including the number of available shares and the size of the discount. There were no offerings under the 1985 Purchase Plan during 2006 to 2008. The aggregate maximum number of shares of common stock available for employee purchase is 50 million. Since inception, we have made available 38,039,742 shares under the 1985 Purchase Plan. In any purchase period, the maximum number of shares available for purchase by an eligible employee is the largest number of whole shares having an aggregate fair market value on the first day of the purchase period that does not exceed $25,000. The shares offered under the 1985 Purchase Plan are authorized and unissued shares of common stock or treasury shares.

The Stock Compensation Plan of 2003 (the “2003 Plan”) is the successor to the Stock Compensation Plan of 1993 (the “1993 Plan”). The 2003 Plan enables us to make stock awards in various forms and combinations. Under the 2003 Plan, these include stock options, stock appreciation rights, restricted stock, restricted stock units, performance share awards and stock bonus awards. The aggregate maximum number of shares of common stock available for award to employees and non-management directors under the 2003 Plan is

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

40 million. Including the effects of cancellations, we have awarded 12,815,705 shares under this plan since inception. The shares awarded under the 2003 Plan may be authorized and unissued shares, treasury shares or shares purchased on the open market.

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

The following table displays nonqualified stock option information for the years ended and as of December 31, 2008, 2007 and 2006.

	For the Year Ended December 31,
	2008	2007	2006
	(Dollars in millions)

Cash proceeds from exercise of options	$—	$35	$22
Compensation expense	1	9	21

	As of December 31,
	2008	2007	2006
	(Dollars in millions)

Unrecognized compensation cost related to unvested options	$—	$—	$9
Expected weighed average life of unvested options	—	0.1 years	0.7 years

The following table displays nonqualified stock option activity for 2008, 2007 and 2006.

	For the Year Ended December 31,
	2008			2007			2006
			Weighted-			Weighted-			Weighted-
		Weighted-	Average		Weighted-	Average		Weighted-	Average
		Average	Fair		Average	Fair		Average	Fair
		Exercise	Value at		Exercise	Value at		Exercise	Value at
	Options	Price	Grant Date	Options	Price	Grant Date	Options	Price	Grant Date
	(Shares in thousands)

Beginning balance, January 1	17,031	$71.90	$23.49	19,749	$70.44	$22.97	21,964	$68.93	$22.39
Granted	—	—	—	—	—	—	—	—	—
Exercised	—	—	—	(999)	51.17	15.95	(1,172)	39.71	11.68
Forfeited and/or expired	(4,738)	71.19	23.13	(1,719)	67.27	21.79	(1,043)	73.10	23.58

Ending balance, December 31	12,293	$72.12	$23.62	17,031	$71.90	$23.49	19,749	$70.44	$22.97

Options exercisable, December 31	12,291	$72.12	$23.62	16,726	$71.79	$23.54	18,305	$70.18	$23.19

Options vested or expected to vest as of December 31(1)	12,293	$72.12	$23.62	17,030	$71.90	$23.50	19,720	$70.44	$22.98

(1)	Includes vested shares and nonvested shares after an estimated forfeiture rate is applied.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays the values and terms for nonqualified stock options exercised, outstanding and exercisable for the years ended and as of December 31, 2008 and 2007.

	For the Year Ended December 31,
	2008	2007
	(Dollars in millions)

Intrinsic value for options exercised	$—	$13
Total fair value of options vested	6	19

As of December 31,
	2008	2007
(Dollars in millions)

Intrinsic value of in-the-money options outstanding	$—	$—
Weighted-average remaining contractual term on options outstanding	2.4 years	2.9 years
Weighted-average remaining contractual term on options exercisable	2.4 years	2.9 years

Performance-Based Stock Bonus Award

In 2006, the Compensation Committee of our Board of Directors approved the grant of a Performance-Based Stock Bonus Award. Under this program, eligible employees were awarded up to 46 shares of Fannie Mae common stock and receipt of shares was contingent on our achievement of certain corporate objectives. We recorded compensation expense of $13 million in 2006 for this program and shares had a weighted-average grant date fair value of $53.18. There was no Performance-Based Stock Bonus Award offering for the years ended December 31, 2008 and 2007.

Performance Share Program

Under the 1993 and 2003 Plans, certain eligible employees (Senior Vice Presidents and above) could be awarded performance shares. Under the plans, the terms and conditions of the awards were established by the Compensation Committee for the 2003 Plan and by the non-management members of the Board of Directors for the 1993 Plan. Performance shares became actual awards of common stock if the goals set for the multi-year performance cycle were attained. At the end of the performance period, we typically distributed common stock in two or three installments over a period not longer than three years as long as the participant remained employed by Fannie Mae. Generally, dividend equivalents were earned on unpaid installments of completed cycles and were paid at the same time the shares were delivered to participants. The aggregate market value of performance shares awarded was capped at three times the stock price on the date of grant. The Board authorized and granted 517,373 shares for the three-year performance period beginning in 2004. There have been no Performance Share Program shares awarded subsequent to 2004.

The following table displays the number of performance shares issued during the year and outstanding contingent grants as of December 31, 2008, 2007 and 2006.

	2008		2007		2006
	Shares	Outstanding	Shares	Outstanding	Shares	Outstanding
	Issued	Contingent	Issued	Contingent	Issued	Contingent
	During the	Grants as of	During the	Grants as of	During the	Grants as of
Three Year Performance Period	Year	December 31	Year	December 31	Year	December 31
	(Shares in thousands)

2004-2006	82	—	59	82	—	141
2003-2005	43	—	102	43	—	145

Total	125	—	161	125	—	286

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2007, our Board of Directors determined that the remaining unpaid portion of the 2001-2003 performance period, totaling 286,549 shares, and the entire unpaid amount of the 2002-2004 performance period, totaling 585,341 shares, would not be paid. In addition, our Board of Directors determined that a portion of contingent shares for the 2003-2005 and 2004-2006 performance periods would be paid based on a review of both quantitative and qualitative measures.

Restricted Stock Program

Under the 1993 and 2003 Plans, employees may be awarded grants as restricted stock awards (“RSA”) and, under the 2003 Plan, also as restricted stock units (“RSU”), depending on years of service and age at the time of grant. Each RSU represents the right to receive a share of common stock at the time of vesting. As a result, RSUs are generally similar to restricted stock, except that RSUs do not confer voting rights on their holders. By contrast, the RSAs do have voting rights. Vesting of the grants is based on continued employment. In general, grants vest in equal annual installments over three or four years beginning on the first anniversary of the date of grant. Based on the share’s fair value at grant date for each grant, the fair value of restricted stock vested in 2008, 2007 and 2006 was $103 million, $91 million and $68 million, respectively. The compensation expense related to restricted stock is based on the grant date fair value of our common stock. We recorded compensation expense for these restricted stock grants of $97 million, $108 million and $82 million for 2008, 2007 and 2006, respectively.

The following table displays restricted stock activity for the years ended December 31, 2008, 2007 and 2006.

	For the Year Ended December 31,
	2008		2007		2006
		Weighted		Weighted		Weighted
		Average Fair	Number	Average Fair		Average Fair
	Number of	Value at	of	Value at	Number	Value at
	Shares	Grant Date	Shares	Grant Date	of Shares	Grant Date
	(Shares in thousands)

Nonvested as of January 1	4,375	$57.67	3,399	$60.15	3,025	$66.35
Granted(1)	4,518	31.96	2,886	56.95	1,694	53.57
Vested	(1,768)	58.25	(1,457)	62.25	(1,030)	65.81
Forfeited	(1,191)	41.58	(453)	57.84	(290)	66.36

Nonvested as of December 31	5,934	$41.19	4,375	$57.67	3,399	$60.15

(1)	For the years ended December 31, 2008 and 2007, no shares were granted under the 1993 plan. For the year ended December 31, 2006, total number of shares includes 15 shares under the 1993 plan.

The following table displays information related to unvested restricted stock as of December 31, 2008, 2007 and 2006.

	As of December 31,
	2008	2007	2006
	(Dollars in millions)

Unrecognized compensation cost	$148	$148	$122
Expected weighted-average life of unvested restricted stock	2.4 years	2.4 years	2.3 years

Stock Appreciation Rights

Under the 2003 Plan, we are permitted to grant to employees Stock Appreciation Rights (“SARs”), an award of common stock or an amount of cash, or a combination of shares of common stock and cash, the aggregate amount or value of which is determined by reference to a change in the fair value of the common stock. No SARs were granted in the three-year period ended December 31, 2008.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shares Available for Future Issuance

The 1985 Purchase Plan and the 2003 Plan allow us to issue up to 90 million shares of common stock to eligible employees for all programs. As of December 31, 2008, 11,960,258 shares and 27,184,295 shares remained available for grant under the 1985 Purchase Plan and the 2003 Plan, respectively.

15.	Employee Retirement Benefits

We sponsor both defined benefit plans and defined contribution plans for our employees, as well as a healthcare plan that provides certain health benefits for retired employees and their dependents. Net periodic benefit costs for defined benefit and healthcare plans, which are determined on an actuarial basis, and expenses for our defined contribution plans, are included in “Salaries and employee benefits expense” in our consolidated statements of operations. For the years ended December 31, 2008, 2007 and 2006, we recognized net periodic benefit costs for our defined benefit and healthcare plans and expenses for our defined contributions plans totaling $95 million, $143 million and $137 million, respectively.

Defined Benefit Pension Plans and Postretirement Health Care Plan

Our defined benefit pension plans include qualified and nonqualified noncontributory plans. Pension plan benefits are based on years of credited service and a percentage of eligible compensation. Through 2007 all regular full-time employees and regular part-time employees regularly scheduled to work at least 1,000 hours per year were eligible to participate in the qualified defined benefit pension plan. In 2007, the defined benefit pension plans were amended to cease benefits accruals for employees that did not meet certain criteria to be grandfathered under the plan and to vest those employees in their frozen accruals. All non-grandfathered employees and new hires after December 31, 2007 will receive benefits under the amended Retirement Savings Plan described in “Defined Contribution Plans” below.

We fund our qualified pension plan through employer contributions to a qualified irrevocable trust that is maintained for the sole benefit of plan participants and their beneficiaries. Contributions to our qualified pension plan are subject to a minimum funding requirement and a maximum funding limit under the Employee Retirement Income Security Act of 1974 (“ERISA”) and IRS regulations. Although we were not required to make any contributions to the qualified plan in 2008, 2007 or 2006, we did elect to make discretionary contributions in 2008 and 2006.

Our nonqualified pension plans include an Executive Pension Plan, Supplemental Pension Plan and the Supplemental Pension Plan 2003, which is a bonus-based plan. These plans cover certain employees and supplement the benefits payable under the qualified pension plan. The Compensation Committee of the Board of Directors selects those who can participate in the Executive Pension Plan. In 2007, the Board of Directors approved an amendment to close the Executive Pension Plan to new participants effective November 20, 2007. The Board of Directors approves the pension goals under the Executive Pension Plan for participants who are at the level of Executive Vice President and above and payments are reduced by any amounts payable under the qualified plan. Participants typically vest in their benefits under the Executive Pension Plan after ten years of service as a participant, with partial vesting usually beginning after five years. Benefits under the Executive Pension Plan are paid through a rabbi trust.

The Supplemental Pension Plan provides retirement benefits to employees who participate in our qualified pension plan and do not receive a benefit from the Executive Pension Plan, and whose salary exceeds the statutory compensation cap applicable to the qualified plan or whose benefit is limited by the statutory benefit cap. Similarly, the Supplemental Pension Plan 2003 provides additional benefits to our officers based on the annual cash bonus received by an officer, but the amount of bonus considered is limited to 50% of the

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

officer’s salary. We pay benefits for our unfunded Supplemental Pension Plans from our cash and cash equivalents.

We also sponsor a contributory postretirement Health Care Plan that covers substantially all regular full-time employees who meet the applicable age and service requirements. Participation and benefits in this plan were changed in 2007. We subsidize premium costs for medical coverage for employees who meet the age and service requirements, were hired before January 1, 2008 and retire after December 31, 2007, but the subsidy amount was frozen at the 2008 dollar amount with no subsequent increases in our contribution. This change in plan does not apply to employees who retire after December 31, 2007 under our Voluntary Retirement Window Program offered in 2007 and 2008. Employees hired after December 31, 2007 will receive access to our retiree medical plan, when eligible, but they will not qualify for the subsidy. We accrue and pay the benefits for our unfunded postretirement Health Care Plan from our cash and cash equivalents.

The following table displays components of our net periodic benefit cost for our qualified and nonqualified pension plans and other postretirement plan for the years ended December 31, 2008, 2007 and 2006. The net periodic benefit costs for each period are calculated based on assumptions at the end of the prior year.

	For the Year Ended December 31,
	2008			2007			2006
	Pension Plans		Other Post-	Pension Plans		Other Post-	Pension Plans		Other Post-
		Non-	Retirement		Non-	Retirement		Non-	Retirement
	Qualified	Qualified	Plan	Qualified	Qualified	Plan	Qualified	Qualified	Plan
	(Dollars in millions)

Service cost	$38	$8	$5	$58	$11	$14	$53	$10	$12
Interest cost	48	10	9	48	10	11	44	9	10
Expected return on plan assets	(58)	—	—	(57)	—	—	(44)	—	—
Amortization of net actuarial (gain) loss	—	(1)	1	—	2	1	7	3	2
Amortization of net prior service cost (credit)	1	2	(5)	1	2	(1)	—	3	(1)
Amortization of initial transition obligation	—	—	2	—	—	2	—	—	2
Curtailment (gain) loss	—	(3)	—	5	(3)	9	—	—	—
Special termination benefit charge	—	—	3	—	—	—	—	—	—

Net periodic benefit cost	$29	$16	$15	$55	$22	$36	$60	$25	$25

Prior service costs, which are changes in benefit obligations due to plan amendments, are amortized over the average remaining service period for active employees for our pension plans and prior to the full eligibility date for the other postretirement Health Care Plan. Amortization of prior service costs and credits and unrecognized gains or losses are included in the net periodic benefit costs in “Salaries and employee benefits expense” in our consolidated statements of operations.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays amounts recorded in AOCI that have not been recognized as components of net periodic benefit cost for the years ended December 31, 2008 and 2007.

	As of December 31,
	2008			2007
	Pension Plans		Other Post-	Pension Plans		Other Post-
		Non-	Retirement		Non-	Retirement
	Qualified	Qualified	Plan	Qualified	Qualified	Plan
	(Dollars in millions)

Net actuarial (gain) loss	$279	$(3)	$32	$(38)	$(5)	$28
Net prior service cost (credit)	6	4	(66)	7	7	(71)
Net transition obligation	—	—	7	—	—	9

Pre-tax amount recorded in AOCI	$285	$1	$(27)	$(31)	$2	$(34)

After-tax amount recorded in AOCI(1)	$285	$1	$(27)	$(21)	$1	$(28)

(1)	During 2008, we established a valuation allowance for our deferred tax assets, which has resulted in the reversal of the tax benefit amounts recorded in AOCI for our pension and other postretirement plans. Refer to “Note 12, Income Taxes” for additional information.

The following table displays the changes in the pre-tax amounts recognized in AOCI for the years ended December 31, 2008 and 2007.

	For the Year Ended December 31,
	2008			2007
	Pension Plans		Other Post-	Pension Plans		Other Post-
		Non-	Retirement		Non-	Retirement
	Qualified	Qualified	Plan	Qualified	Qualified	Plan
	(Dollars in millions)
Actuarial (Gain) Loss
Beginning balance, January 1	$(38)	$(5)	$28	$59	$25	$32
Current year actuarial (gain) loss	317	1	5	(53)	(21)	(3)
Actuarial gain due to curtailments	—	—	—	(44)	(7)	—
Amortization	—	1	(1)	—	(2)	(1)

Ending balance, December 31	$279	$(3)	$32	$(38)	$(5)	$28

Prior Service Cost (Credit)
Beginning balance, January 1	$7	$7	$(71)	$10	$7	$(7)
Current year prior service cost (credit)	—	—	—	2	—	(66)
Prior service cost (credit) due to curtailments	—	(1)	—	(4)	2	1
Amortization	(1)	(2)	5	(1)	(2)	1

Ending balance, December 31	$6	$4	$(66)	$7	$7	$(71)

Transition Obligation
Beginning balance, January 1	$—	$—	$9	$—	$—	$12
Adjustment recognized due to curtailments	—	—	—	—	—	(1)
Amortization	—	—	(2)	—	—	(2)

Ending balance, December 31	$—	$—	$7	$—	$—	$9

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays pre-tax amounts in AOCI as of December 31, 2008 that are expected to be recognized as components of net periodic benefit cost in 2009.

	As of December 31, 2008
			Other Post-
	Pension Plans		Retirement
	Qualified	Non-Qualified	Plan
	(Dollars in millions)

Net actuarial (gain) loss	$37	$(1)	$1
Net prior service cost (credit)	1	1	(5)
Net transition obligation	—	—	2

Total	$38	$—	$(2)

The following table displays the status of our pension and other postretirement plans as of December 31, 2008 and 2007.

	As of December 31,
	2008			2007
	Pension Plans		Other Post-	Pension Plans		Other Post-
		Non-	Retirement		Non-	Retirement
	Qualified	Qualified	Plan	Qualified	Qualified	Plan
	(Dollars in millions)

Change in Benefit Obligation
Benefit obligation at beginning of year	$744	$148	$134	$770	$161	$174
Service cost	38	8	5	58	11	14
Interest cost	48	10	9	48	10	11
Plan participants’ contributions	—	—	2	—	—	1
Plan amendments	—	—	—	—	—	(66)
Net actuarial (gain) loss	(10)	1	5	(76)	(21)	(3)
Curtailment (gain) loss	—	(3)	—	(44)	(8)	2
Special termination benefits	—	—	3	—	—	6
Benefits paid	(19)	(6)	(7)	(12)	(5)	(5)

Benefit obligation at end of year	$801	$158	$151	$744	$148	$134

Change in Plan Assets
Fair value of plan assets at beginning of year	$788	$—	$—	$769	$—	$—
Actual return on plan assets	(270)	—	—	31	—	—
Employer contributions	80	6	6	—	5	4
Plan participants’ contributions	—	—	2	—	—	1
Benefits paid	(19)	(6)	(8)	(12)	(5)	(5)

Fair value of plan assets at end of year	$579	$—	$—	$788	$—	$—

Amounts Recognized in our Consolidated Balance Sheets
Deferred tax assets(1)	$—	$—	$—	$(11)	$1	$(6)
Prepaid benefit cost	—	—	—	44	—	—
Accrued benefit cost	(222)	(158)	(151)	—	(148)	(134)
Accumulated other comprehensive (income) loss(1)	285	1	(27)	(21)	1	(28)

Net amount recognized	$63	$(157)	$(178)	$12	$(146)	$(168)

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	During 2008, we established a valuation allowance for the deferred tax assets recognized for our pension and other postretirement plans. As a result, the tax benefit amounts previously recorded in AOCI have been reversed. Refer to “Note 12, Income Taxes” for additional information.

Actuarial gains or losses reflect annual changes in the amount of either the benefit obligation or the fair value of plan assets that result from the difference between actual experience and projected amounts or from changes in assumptions.

The following table displays the amount of the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for our pension plans as of December 31, 2008 and 2007.

	As of December 31,
	2008		2007
	Pension Plans		Pension Plans
		Non-		Non-
	Qualified	Qualified	Qualified	Qualified
	(Dollars in millions)

Projected benefit obligation	$801	$158	$744	$148
Accumulated benefit obligation	695	141	604	127
Fair value of plan assets	579	—	788	—

Contributions

Contributions to the qualified pension plan increase the plan assets while contributions to the unfunded plans are made to fund current period benefit payments or to fulfill annual funding requirements. We were not required to make minimum contributions to our qualified pension plan for each of the years in the three-year period ended December 31, 2008 since we met the minimum funding requirements as prescribed by ERISA. However, due to extreme market volatility and a dramatic decline in the global equity markets, we made a voluntary contribution to our qualified pension plan of $80 million in 2008. While we did not make a discretionary contribution to our qualified pension plan during 2007, we did make a discretionary contribution to our qualified pension plan of $80 million during 2006. We will continue to monitor market conditions and will determine whether a discretionary contribution in 2009 is needed. We do not expect to have a required minimum contribution in 2009.

During 2008, we contributed $6 million to our nonqualified pension plans and $6 million to our other postretirement benefit plan. During 2009, we anticipate contributing $14 million to our benefit plans, $6 million to our nonqualified pension plans and $8 million to our other postretirement benefit plan.

The plan assets of our funded qualified pension plan were less than our accumulated benefit obligation by $116 million as of December 31, 2008 and greater than our accumulated benefit obligation by $184 million as of December 31, 2007. There were no plan assets returned to us as of February 26, 2009 and we do not expect any plan assets to be returned to us during the remainder of 2009.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assumptions

Pension and other postretirement benefit amounts recognized in our consolidated financial statements are determined on an actuarial basis using several different assumptions that are measured as of December 31, 2008, 2007 and 2006. The following table displays the actuarial assumptions for our plans used in determining the net periodic benefit costs for the years ended December 31, 2008, 2007 and 2006 and the projected and accumulated benefit obligations as of December 31, 2008, 2007 and 2006.

	As of December 31,
	Pension Benefits				Postretirement Benefits
	2008	2007		2006	2008	2007		2006

Weighted-average assumptions used to determine net periodic benefit costs:
Discount rate	6.40%	6.20	%(1)	5.75%	6.40%	6.20	%(1)	5.75%
Average rate of increase in future compensation	5.00	5.75		5.75
Expected long-term weighted-average rate of return on plan assets	7.50	7.50		7.50
Weighted-average assumptions used to determine benefit obligation at year-end:
Discount rate	6.15%	6.40%		6.00%	6.15%	6.40%		6.00%
Average rate of increase in future compensation	4.00	5.00		5.75
Health care cost trend rate assumed for next year:
Pre-65					8.00%	8.00%		9.00%
Post-65					8.00	8.00		9.00
Rate that cost trend rate gradually declines to and remains at:					5.00	5.00		5.00
Year that rate reaches the ultimate trend rate					2015	2014		2011

(1)	The pension and other postretirement benefit plans were remeasured as of August 31, 2007 and November 30, 2007. As a result, a discount rate of 6.00% was used for the period January 1 through August 31, a discount rate of 6.35% was used for the period September 1 through November 30, and a discount rate of 6.20% was used for the period December 1 through December 31.

As of December 31, 2008, the effect of a 1% increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation by $1 million. The effect of a 1% decrease in this rate would decrease the accumulated postretirement benefit obligation by $1 million.

As a result of our reduction in workforce from involuntary severance and our Voluntary Retirement Window Program offered in 2007, our pension and other postretirement assets and liabilities were remeasured. In addition, as a result of changes to our qualified and nonqualified pension plans and to our other postretirement benefit plan, our pension and other postretirement assets and liabilities were remeasured. These remeasurements resulted in curtailment charges that increased “Salaries and employee benefits expense” in the consolidated statement of operations by $11 million for the year ended December 31, 2007, which included $6 million for the cost of providing special termination benefits under our other postretirement benefit plan resulting from our Voluntary Retirement Window Program. There were no additional cash contributions as a result of these curtailments, and we recorded a $44 million prepaid asset in our consolidated balance sheet as of December 31, 2007 to reflect the overfunded status of our qualified pension plan.

As a result of the Voluntary Retirement Window Program in 2008, we recorded a charge of $3 million for the cost of providing special termination benefits under our other postretirement benefit plan. We also recognized a curtailment gain in our Executive Pension Plan of $3 million as a result of the departure of certain members of senior management.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We review our pension and other postretirement benefit plan assumptions on an annual basis. We calculate the net periodic benefit cost each year based on assumptions established at the end of the previous calendar year, unless we remeasure as a result of a curtailment. In determining our net periodic benefit costs, we assess the discount rate to be used in the annual actuarial valuation of our pension and other postretirement benefit obligations at year-end. We consider the current yields on high-quality, corporate fixed-income debt instruments with maturities corresponding to the expected duration of our benefit obligations and supported by cash flow matching analysis based on expected cash flows specific to the characteristics of our plan participants, such as age and gender. As of December 31, 2008, the discount rate used to determine our obligation decreased by 25 basis points, reflecting a corresponding rate decrease in corporate-fixed income debt instruments during 2008. We also assess the long-term rate of return on plan assets for our qualified pension plan. The return on asset assumption reflects our expectations for plan-level returns over a term of approximately seven to ten years. Given the longer-term nature of the assumption and a stable investment policy, it may or may not change from year to year. However, if longer-term market cycles or other economic developments impact the global investment environment, or asset allocation changes are made, we may adjust our assumption accordingly. The expected long-term rate of return on plan assets for 2008 remained unchanged from the 2007 rate of 7.5%. Changes in assumptions used in determining pension and other postretirement benefit plan expense resulted in a decrease in expense of $15 million and $10 million in our consolidated statements of operations for the years ended December 31, 2008 and 2007, respectively. There was no material effect on our consolidated statements of operations as a result of changes in assumptions for the year ended December 31, 2006.

Diversification of Plan Assets

The following table displays the allocation of our qualified pension plan assets based on their fair value as of December 31, 2008 and 2007, and the target allocation by asset category:

		Asset
		Allocation
		as of
	Target	December 31,
Investment Type	Allocation	2008	2007

Equity securities	75-85%	75%	84%
Fixed income securities	12-20%	19	14
Other(1)	0-2%	6	2

Total		100%	100%

(1)	Actual asset allocation of 6% as of December 31, 2008 reflects the fact that the contribution to the qualified pension plan made in November 2008 was invested over a three-month period of time, whereby the last portion was not invested until January 2009.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consequently a higher risk tolerance level. Management periodically assesses our asset allocation to assure it is consistent with our plan objectives.

Expected Benefit Payments

The following table displays the benefits we expect to pay in each of the next five years and in the aggregate for the subsequent five years for our pension plans and other postretirement plan and are based on the same assumptions used to measure our benefit obligation as of December 31, 2008.

	Expected Retirement Plan Benefit Payments
			Other Post Retirement Benefits
	Pension Benefits		Before Medicare	Medicare
	Qualified	Nonqualified	Part D Subsidy	Part D Subsidy
	(Dollars in millions)

2009	$18	$6	$8	$—
2010	20	6	9	—
2011	22	7	10	1
2012	24	7	10	1
2013	28	8	11	1
2014—2018	210	57	68	6

Defined Contribution Plans

Retirement Savings Plan

The Retirement Savings Plan is a defined contribution plan that includes a 401(k) before-tax feature, a regular after-tax feature and, as of 2006, a Roth after-tax feature. Under the plan, eligible employees may allocate investment balances to a variety of investment options.

Prior to January 1, 2008, we matched employee contributions up to 3% of base salary in cash. Effective January 1, 2008 for new hires and rehires after that date and effective June 22, 2008 for non-grandfathered employees, our matching contributions were increased from 3% of base salary to 6% of base salary, eligible bonuses and overtime. As of December 31, 2008, all non-grandfathered employees and new hires are 100% vested in our matching contributions. Grandfathered employees continue to receive benefits under the 3% of base salary matching program and are fully vested in our matching contributions after five years of service.

Effective January 1, 2008, all employees, with the exception of those participating in the Executive Pension Plan, will receive an additional 2% contribution (based on salary for grandfathered employees and on salary, eligible bonuses and overtime for non-grandfathered employees, new hires and rehires) from the company regardless of employee contributions to this plan. As of December 31, 2008, participants are fully vested in this 2% contribution after three years of service.

For the years ended December 31, 2008, 2007 and 2006, the maximum employee contribution as established by the IRS was $15,500, $15,500 and $15,000, respectively, with additional “catch- up” contributions permitted for participants aged 50 and older of $5,000, $5,000 and $5,000, respectively.

There was no option to invest directly in our common stock for the years ended December 31, 2008, 2007 and 2006. We recorded expense for this plan of $35 million, $18 million and $15 million for the years ended December 31, 2008, 2007 and 2006, respectively, as “Salaries and employee benefits expense” in our consolidated statements of operations.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Ownership Plan

We have an Employee Stock Ownership Plan (“ESOP”) for eligible employees who are regularly scheduled to work at least 1,000 hours in a calendar year. Participation is not available to participants in the Executive Pension Plan. In 2007, the Plan was amended to freeze participation as of December 31, 2007 and to provide that no contributions subsequent to the 2008 contribution for 2007 will be made to this plan.

Prior to this change, we contributed annually to the ESOP an amount up to 4% of the aggregate eligible salary for all participants at the discretion of the Board of Directors or based on achievement of defined corporate goals as determined by the Board. We contributed either shares of Fannie Mae common stock or cash to purchase Fannie Mae common stock. When contributions were made in stock, the per share price was determined using the average high and low market prices on the day preceding the contribution.

Participants were 100% vested in their ESOP accounts either upon attainment of age 65 or five years of service. Employees who were at least 55 years of age, and had at least 10 years of participation in the ESOP, were qualified to diversify vested ESOP shares by rolling over all or a portion of the value of their ESOP account into investment funds available under the Retirement Savings Plan without losing the tax-deferred status of the value of the ESOP.

Participants were immediately vested in all dividends paid on the shares of Fannie Mae common stock allocated to their account. Unless employees elected to receive the dividend in cash, ESOP dividends were automatically reinvested in Fannie Mae common stock within the ESOP. If the employee elected to receive the dividend in cash, the dividends were accrued upon declaration and were distributed in February for the four previous quarters pursuant to the employee’s election. Shares held but not allocated to participants who forfeited their shares prior to vesting were used to reduce our future contributions.

ESOP shares are a component of our basic weighted-average shares outstanding for purposes of our EPS calculations, except unallocated shares, which are not treated as outstanding until they are committed to be released for allocation to employee accounts. Cash contributions, if any, were held in a trust managed by the plan trustee and were invested in Fannie Mae common stock.

The following table displays our ESOP activity for the years ended December 31, 2008, 2007 and 2006.

	For the Year Ended December 31,
	2008	2007	2006
	(Shares in thousands)

Common shares allocated to employees	1,702	1,840	1,761
Common shares committed to be released to employees	—	349	200
Unallocated common shares	—	11	1

Compensation cost is measured as the fair value of the shares or cash contributed to, or to be contributed to, the ESOP. We recorded these contributions as “Salaries and employee benefits expense” in our consolidated statements of operations. Expense recorded in connection with the ESOP was $12 million and $11 million for the years ended December 31, 2007 and 2006, respectively, based on actual contributions of 2% of salary for each of the reported years. We recorded no expense in 2008. The fair value of unearned ESOP shares, which represented the fair value of common shares issued or treasury shares sold to the ESOP, was $1 million as of December 31, 2007.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Segment Reporting

Our three reportable segments are: Single-Family, HCD, and Capital Markets. We use these three segments to generate revenue and manage business risk, and each segment is based on the type of business activities it performs. These activities are discussed below.

During the year ended December 31, 2008, our Chief Executive Officer was replaced. Our new Chief Executive Officer has been delegated the authority by FHFA to conduct day-to-day management activities, and as such, our Chief Executive Officer continues to be the chief operating decision maker who makes decisions about resources to be allocated to each segment and assesses segment performance.

Description of Business Segments

Single-Family

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

Housing and Community Development

Our HCD segment makes debt and equity investments to expand the supply of affordable and market-rate rental housing in the United States primarily by: (i) working with our lender customers to securitize multifamily mortgage loans into Fannie Mae MBS and to facilitate the purchase of multifamily mortgage loans for our mortgage portfolio; and (ii) making investments in rental and for-sale housing projects, including investments in rental housing that is eligible for federal low-income housing tax credits. Our HCD segment has responsibility for managing our credit risk exposure relating to the multifamily Fannie Mae MBS held by third parties, as well as the multifamily mortgage loans and multifamily Fannie Mae MBS held in our mortgage portfolio. HCD also manages the credit risk of its LIHTC and other debt and equity investments.

Revenues in the segment are derived from a variety of sources, including the guaranty fees the segment receives as compensation for assuming the credit risk on the mortgage loans underlying multifamily Fannie Mae MBS and on the multifamily mortgage loans held in our portfolio, transaction fees associated with the multifamily business and bond credit enhancement fees. In addition, HCD’s investments in rental housing projects eligible for the federal low-income housing tax credit generate both tax credits and net operating losses that may reduce our federal income tax liability. As described in “Note 12, Income Taxes,” we determined that it is more likely than not that we will not realize a portion of our deferred tax assets in the future. As a result, we are not currently making new LIHTC investments other than pursuant to commitments existing prior to 2008 and are recognizing only a small amount of tax benefits associated with tax credits and net operating losses in our consolidated financial statements. Other investments in rental and for-sale housing generate revenue and losses from operations and

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the eventual sale of the assets. While the HCD guaranty business is similar to our Single-Family business, neither the economic return nor the nature of the credit risk is similar to that of Single-Family.

Capital Markets Group

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

Our Capital Markets segment generates most of its revenue from the difference, or spread, between the interest we earn on our mortgage assets and the interest we pay on the debt we issue to fund these assets. We refer to this spread as our net interest yield. Changes in the fair value of the derivative instruments and trading securities we hold impact the net income or loss reported by the Capital Markets group business segment. The net income or loss reported by the Capital Markets group is also affected by the impairment of AFS securities.

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

The following table displays our segment results for the years ended December 31, 2008, 2007 and 2006.

	For the Year Ended December 31, 2008
			Capital
	Single-Family	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$461	$(343)	$8,664	$8,782
Guaranty fee income (expense)(2)	8,390	633	(1,402)	7,621
Trust management income	256	5	—	261
Investment losses, net	(72)	—	(7,148)	(7,220)
Fair value losses, net	—	—	(20,129)	(20,129)
Debt extinguishment losses, net	—	—	(222)	(222)
Losses from partnership investments	—	(1,554)	—	(1,554)
Fee and other income	327	181	264	772
Administrative expenses	(1,127)	(404)	(448)	(1,979)
Provision for credit losses	(27,881)	(70)	—	(27,951)
Other expenses	(2,667)	(126)	(137)	(2,930)

Loss before federal income taxes and extraordinary losses	(22,313)	(1,678)	(20,558)	(44,549)
Provision for federal income taxes	4,788	511	8,450	13,749

Loss before extraordinary losses	(27,101)	(2,189)	(29,008)	(58,298)
Extraordinary losses, net of tax effect	—	—	(409)	(409)

Net loss	$(27,101)	$(2,189)	$(29,417)	$(58,707)

(1)	Includes cost of capital charge.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	The charge to Capital Markets represents an intercompany guaranty fee expense allocated to Capital Markets from Single-Family and HCD for absorbing the credit risk on mortgage loans held in our portfolio.

	For the Year Ended December 31, 2007
			Capital
	Single-Family	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$365	$(404)	$4,620	$4,581
Guaranty fee income (expense)(2)	5,816	470	(1,215)	5,071
Losses on certain guaranty contracts	(1,387)	(37)	—	(1,424)
Trust management income	553	35	—	588
Investment losses, net(3)	(64)	—	(803)	(867)
Fair value losses, net(3)	—	—	(4,668)	(4,668)
Debt extinguishment losses, net	—	—	(47)	(47)
Losses from partnership investments	—	(1,005)	—	(1,005)
Fee and other income(3)	328	324	313	965
Administrative expenses	(1,478)	(548)	(643)	(2,669)
Provision for credit losses	(4,559)	(5)	—	(4,564)
Other expenses(3)	(894)	(182)	(11)	(1,087)

Loss before federal income taxes and extraordinary losses	(1,320)	(1,352)	(2,454)	(5,126)
Benefit for federal income taxes	(462)	(1,509)	(1,120)	(3,091)

Income (loss) before extraordinary losses	(858)	157	(1,334)	(2,035)
Extraordinary losses, net of tax effect	—	—	(15)	(15)

Net income (loss)	$(858)	$157	$(1,349)	$(2,050)

(1)	Includes cost of capital charge.

(2)	The charge to Capital Markets represents an intercompany guaranty fee expense allocated to Capital Markets from Single-Family and HCD for absorbing the credit risk on mortgage loans held in our portfolio.

(3)	Certain prior period amounts have been reclassified to conform to the current period presentation in our consolidated statements of operations.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Year Ended December 31, 2006
			Capital
	Single-Family	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$926	$(331)	$6,157	$6,752
Guaranty fee income (expense)(2)	4,785	562	(1,097)	4,250
Losses on certain guaranty contracts	(431)	(8)	—	(439)
Trust management income	109	2	—	111
Investment gains (losses), net(3)	97	—	(788)	(691)
Fair value losses, net(3)	—	—	(1,744)	(1,744)
Debt extinguishment gains, net	—	—	201	201
Losses from partnership investments	—	(865)	—	(865)
Fee and other income(3)	259	277	372	908
Administrative expenses	(1,566)	(596)	(914)	(3,076)
Provision for credit losses	(577)	(12)	—	(589)
Other expenses(3)	(469)	(134)	(2)	(605)

Income (loss) before federal income taxes and extraordinary gains	3,133	(1,105)	2,185	4,213
Provision (benefit) for federal income taxes	1,089	(1,443)	520	166

Income before extraordinary gains	2,044	338	1,665	4,047
Extraordinary gains, net of tax effect	—	—	12	12

Net income	$2,044	$338	$1,677	$4,059

(1)	Includes cost of capital charge.

(2)	The charge to Capital Markets represent an intercompany guaranty fee expense allocated to Capital Markets from Single-Family and HCD for absorbing the credit risk on mortgage loans held in our portfolio.

(3)	Certain prior period amounts have been reclassified to conform to the current period presentation in our consolidated statements of operations.

The following table displays total assets by segment as of December 31, 2008 and 2007.

	As of December 31,
	2008	2007
	(Dollars in millions)

Single-Family	$24,115	$23,356
HCD	10,994	15,094
Capital Markets	877,295	840,939

Total assets	$912,404	$879,389

We operate our business solely in the United States, and accordingly, we do not generate any revenue from or have assets in geographic locations other than the United States.

17.	Stockholders’ Equity (Deficit)

Common Stock

Shares of common stock outstanding, net of shares held as treasury stock, totaled 1.1 billion and 974 million as of December 31, 2008 and 2007, respectively. On May 14, 2008, we received gross proceeds of $2.6 billion

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from the issuance of 94 million new shares of no par value common stock with a stated value of $0.5250 per share.

During the conservatorship, the powers of the shareholders are suspended. Accordingly, our common shareholders do not have the ability to elect directors or to vote on other matters during the conservatorship unless FHFA elects to delegate this authority to them. The senior preferred stock purchase agreement with Treasury prohibits the payment of dividends on common stock without the prior written consent of Treasury. The conservator also has eliminated common stock dividends. In addition, we issued a warrant to Treasury that provides Treasury with the right to purchase shares of our common stock equal to 79.9% of the total number of shares of common stock outstanding on a fully diluted basis on the date of exercise for a nominal price, which would substantially dilute the ownership in Fannie Mae of our common stockholders at the time of exercise. Refer to the “Issuance of Senior Preferred Stock and Common Stock Warrant to Treasury” section below for further description of the warrant.

Preferred Stock

The following table displays our senior preferred stock and preferred stock outstanding as of December 31, 2008 and 2007.

							Annual
							Dividend Rate
		Issued and Outstanding as of December 31,				Stated	as of
	Issue	2008		2007		Value	December 31,		Redeemable on
Title	Date	Shares	Amount	Shares	Amount	per Share	2008		or After

Senior Preferred Stock
Series 2008-2	September 8, 2008	1,000,000	$1,000,000,000	—	$—	$1,000	10.000	%(2)		(1)

Total		1,000,000	$1,000,000,000	—	$—

Preferred Stock
Series D	September 30, 1998	3,000,000	$150,000,000	3,000,000	$150,000,000	$50	5.250%		September 30, 1999
Series E	April 15, 1999	3,000,000	150,000,000	3,000,000	150,000,000	50	5.100		April 15, 2004
Series F	March 20, 2000	13,800,000	690,000,000	13,800,000	690,000,000	50	1.360	(3)	March 31, 2002	(8)
Series G	August 8, 2000	5,750,000	287,500,000	5,750,000	287,500,000	50	1.670	(4)	September 30, 2002	(8)
Series H	April 6, 2001	8,000,000	400,000,000	8,000,000	400,000,000	50	5.810		April 6, 2006
Series I	October 28, 2002	6,000,000	300,000,000	6,000,000	300,000,000	50	5.375		October 28, 2007
Series L	April 29, 2003	6,900,000	345,000,000	6,900,000	345,000,000	50	5.125		April 29, 2008
Series M	June 10, 2003	9,200,000	460,000,000	9,200,000	460,000,000	50	4.750		June 10, 2008
Series N	September 25, 2003	4,500,000	225,000,000	4,500,000	225,000,000	50	5.500		September 25, 2008
Series O	December 30, 2004	50,000,000	2,500,000,000	50,000,000	2,500,000,000	50	7.000	(5)	December 31, 2007
Convertible Series 2004-1	December 30, 2004	25,000	2,500,000,000	25,000	2,500,000,000	100,000	5.375		January 5, 2008
Series P	September 28, 2007	40,000,000	1,000,000,000	40,000,000	1,000,000,000	25	4.500(6)		September 30, 2012
Series Q	October 4, 2007	15,000,000	375,000,000	15,000,000	375,000,000	25	6.750		September 30, 2010
Series R(10)	November 21, 2007	21,200,000	530,000,000	21,200,000	530,000,000	25	7.625		November 21, 2012
Series S	December 11, 2007	280,000,000	7,000,000,000	280,000,000	7,000,000,000	25	8.250(7)		December 31, 2010(9)
Mandatory Convertible Series 2008-1	May 14, 2008	41,696,401	2,084,820,050	—	—	50	8.750		N/A
Series T(11)	May 19, 2008	89,000,000	2,225,000,000	—	—	25	8.250		May 20, 2013

Total		597,071,401	$21,222,320,050	466,375,000	$16,912,500,000

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Any liquidation preference of our senior preferred stock in excess of $1.0 billion can be repaid through an issuance of common or preferred stock. The initial $1.0 billion investment can only be repaid through termination of the senior preferred stock purchase agreement; the provisions for termination are very restrictive and cannot occur while we are in conservatorship.

(2)	Rate effective September 9, 2008. If at any time we fail to pay cash dividends in a timely manner, then immediately following such failure and for all dividend periods thereafter until the dividend period following the date on which we have paid in cash full cumulative dividends (including any unpaid dividends added to the liquidation preference), the dividend rate will be 12% per year.

(3)	Rate effective March 31, 2008. Variable dividend rate resets every two years at a per annum rate equal to the two-year Maturity U.S. Treasury Rate (“CMT”) minus 0.16% with a cap of 11% per year. As of December 31, 2007, the annual dividend rate was 4.56%.

(4)	Rate effective September 30, 2008. Variable dividend rate resets every two years at a per annum rate equal to the two-year CMT rate minus 0.18% with a cap of 11% per year. As of December 31, 2007, the annual dividend rate was 4.59%.

(5)	Rate effective December 31, 2008. Variable dividend rate resets quarterly thereafter at a per annum rate equal to the greater of 7.00% and 10-year CMT rate plus 2.375%. As of December 31, 2007, the annual dividend rate was 7.00%.

(6)	Rate effective December 31, 2008. Variable dividend rate resets quarterly thereafter at a per annum rate equal to the greater of 4.50% and 3-Month LIBOR plus 0.75%. As of December 31, 2007, the annual dividend rate was 5.58%.

(7)	Rate effective December 11, 2007 to but excluding December 31, 2010. Variable dividend rate resets quarterly thereafter at a per annum rate equal to at the greater of 7.75% and 3-Month LIBOR plus 4.23%. As of December 31, 2007, the annual dividend rate was 8.25%.

(8)	Represents initial call date. Redeemable every two years thereafter.

(9)	Represents initial call date. Redeemable every five years thereafter.

(10)	On November 21, 2007, we issued 20 million shares of preferred stock in the amount of $500 million. Subsequent to the initial issuance, we issued an additional 1.2 million shares in the amount of $30 million on December 14, 2007 under the same terms as the initial issuance.

(11)	On May 19, 2008, we issued 80 million shares of preferred stock in the amount of $2.0 billion. Subsequent to the initial issuance, we issued an additional 8 million shares in the amount of $200 million on May 22, 2008 and 1 million shares in the amount of $25 million on June 4, 2008 under the same terms as the initial issuance.

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

In 2007, the Board of Directors increased our authorized shares of preferred stock to 700 million shares from 200 million shares, in one or more series. Each series of our preferred stock has no par value, is non-participating, is non-voting and has a liquidation preference equal to the stated value per share. None of our preferred stock is convertible into or exchangeable for any of our other stock or obligations, with the exception of the Convertible Series 2004-1 issued in December 2004 and Non-cumulative Mandatory Convertible Series 2008-1 issued in May 2008.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

combinations of our outstanding common stock into a smaller number of shares and issuances of any shares by reclassification of our common stock. No such events have occurred such that a change in conversion price would be required.

Holders of preferred stock (other than the senior preferred stock) are entitled to receive non-cumulative, quarterly dividends when, and if, declared by our Board of Directors, but have no right to require redemption of any shares of preferred stock. Payment of dividends on preferred stock (other than the senior preferred stock) is not mandatory, but has priority over payment of dividends on common stock, which are also declared by the Board of Directors. If dividends on the preferred stock are not paid or set aside for payment for a given dividend period, dividends may not be paid on our common stock for that period. For the years ended December 31, 2008, 2007 and 2006, dividends declared on preferred stock (not including the senior preferred stock) were $1.0 billion, $503 million and $511 million, respectively.

After a specified period, we have the option to redeem preferred stock (other than the senior preferred stock) at its redemption price plus the dividend (whether or not declared) for the then-current period accrued to, but excluding, the date of redemption. The redemption price is equal to the stated value for all issues of preferred stock except Series O, which has a redemption price of $50 to $52.50 depending on the year of redemption, Convertible Series 2004-1, which has a redemption price of $105,000 per share and Mandatory Convertible Series 2008-1 which is not redeemable.

All of our preferred stock, except those of Series D, E, O, P, Q, the Convertible Series 2004-1 and the senior preferred stock, is listed on the New York Stock Exchange.

Issuance of Preferred Stock

During the year ended December 31, 2008, we issued an aggregate of $4.8 billion in preferred stock (other than the senior preferred stock), as set forth below:

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

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Issuance of Senior Preferred Stock and Common Stock Warrant to Treasury

On September 8, 2008, we issued one million shares of Variable Liquidation Preference Senior Preferred Stock, Series 2008-2 (“senior preferred stock”), with an aggregate stated value and initial liquidation preference of $1.0 billion. On September 7, 2008, we issued a warrant to purchase common stock to Treasury. The senior preferred stock and the warrant were issued in consideration for the commitment from Treasury to provide up to $100.0 billion in cash to us under the terms set forth in the senior preferred stock purchase agreement described below. We did not receive any cash proceeds as a result of issuing these shares or the warrant. We have assigned a value of $4.5 billion to Treasury’s commitment, which has been recorded as a reduction to additional paid-in-capital and was partially offset by the aggregate fair value of the warrant. There was no impact to the total balance of stockholders’ equity (deficit) as a result of the issuance as reported in our consolidated statement of changes in stockholders’ equity (deficit).

Variable Liquidation Preference Senior Preferred Stock, Series 2008-2

Shares of the senior preferred stock have no par value and have a stated value and initial liquidation preference equal to $1,000 per share. The liquidation preference of the senior preferred stock is subject to adjustment. To the extent dividends are not paid in cash for any dividend period, the dividends will accrue and be added to the liquidation preference of the senior preferred stock. In addition, any amounts paid by Treasury to us pursuant to Treasury’s funding commitment provided in the senior preferred stock purchase agreement and any quarterly commitment fee payable under the senior preferred stock purchase agreement that are not paid in cash to or waived by Treasury will be added to the liquidation preference of the senior preferred stock. We may not make payments to reduce the liquidation preference of the senior preferred stock below an aggregate of $1.0 billion, unless Treasury is also terminating its funding commitment. As of February 26, 2009, there have been no changes to the liquidation preference of the senior preferred stock since the initial issuance.

Holders of the senior preferred stock are entitled to receive when, as and if declared by our Board of Directors, out of legally available funds, cumulative quarterly cash dividends at an annual rate of 10% per year based on the then-current liquidation preference of the senior preferred stock. FHFA also has authority to declare dividends on the senior preferred stock. The initial dividend, declared on December 17, 2008, was paid on December 31, 2008 for the period from but not including September 8, 2008 through and including December 31, 2008. If at any time we fail to pay cash dividends in a timely manner, then immediately following such failure and for all dividend periods thereafter until the dividend period following the date on which we have paid in cash full cumulative dividends (including any unpaid dividends added to the liquidation preference), the dividend rate will be 12% per year. For the year ended December 31, 2008, dividends declared and paid on our senior preferred stock were $31 million.

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

We are not permitted to redeem the senior preferred stock prior to the termination of Treasury’s funding commitment under the senior preferred stock purchase agreement. However, we are permitted to pay down the liquidation preference of the outstanding shares of senior preferred stock to the extent of (i) accrued and

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unpaid dividends previously added to the liquidation preference and not previously paid down; and (ii) quarterly commitment fees previously added to the liquidation preference and not previously paid down. In addition, to the extent we issue any shares of capital stock for cash at any time the senior preferred stock is outstanding, we are required to use the net proceeds of the issuance to pay down the liquidation preference of the senior preferred stock; however, the liquidation preference of each share of senior preferred stock may not be paid down below $1,000 per share prior to the termination of Treasury’s funding commitment. Following the termination of Treasury’s funding commitment, we may pay down the liquidation preference of all outstanding shares of senior preferred stock at any time, in whole or in part. If after termination of Treasury’s funding commitment, we pay down the liquidation preference of each outstanding share of senior preferred stock in full, the shares will be deemed to have been redeemed as of the payment date.

Common Stock Warrant

The warrant gives Treasury the right to purchase shares of our common stock equal to 79.9% of the total number of shares of common stock outstanding on a fully diluted basis on the date of exercise. The warrant may be exercised in whole or in part at any time on or before September 7, 2028, by delivery to Fannie Mae of: (a) a notice of exercise; (b) payment of the exercise price of $0.00001 per share; and (c) the warrant. If the market price of one share of common stock is greater than the exercise price, in lieu of exercising the warrant by payment of the exercise price, Treasury may elect to receive shares equal to the value of the warrant (or portion thereof being canceled) pursuant to the formula specified in the warrant. Upon exercise of the warrant, Treasury may assign the right to receive the shares of common stock issuable upon exercise to any other person. We recorded the aggregate fair value of the warrant of $3.5 billion as a component of additional paid-in-capital upon issuance of the warrant. If the warrant is exercised, the stated value of the common stock issued will be reclassified as “Common stock” in our consolidated balance sheet. As of February 26, 2009, Treasury has not exercised the warrant.

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

Treasury’s funding commitment under the senior preferred stock purchase agreement is intended to ensure that we maintain a positive net worth. The senior preferred stock purchase agreement provides that, on a quarterly basis, we generally may draw funds up to the amount, if any, by which our total liabilities exceed our total assets, as reflected on our consolidated balance sheet for the applicable fiscal quarter (referred to as the “deficiency amount”), provided that the aggregate amount funded under the agreement may not exceed $100.0 billion. The senior preferred stock purchase agreement provides that the deficiency amount will be calculated differently if we become subject to receivership or other liquidation process. The deficiency amount may be increased above the otherwise applicable amount upon our mutual written agreement with Treasury. In addition, if the Director of FHFA determines that the Director will be mandated by law to appoint a receiver for us unless our capital is increased by receiving funds under the commitment in an amount up to the

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deficiency amount (subject to the $100.0 billion maximum amount that may be funded under the agreement), then FHFA, in its capacity as our conservator, may request that Treasury provide funds to us in such amount. The senior preferred stock purchase agreement also provides that, if we have a deficiency amount as of the date of completion of the liquidation of our assets, we may request funds from Treasury in an amount up to the deficiency amount (subject to the $100.0 billion maximum amount that may be funded under the agreement). Any amounts that we draw under the senior preferred stock purchase agreement will be added to the liquidation preference of the senior preferred stock. No additional shares of senior preferred stock are required to be issued under the senior preferred stock purchase agreement. As described in “Note 1, Organization and Conservatorship,” the Director of FHFA has requested funds from Treasury on our behalf pursuant to the senior preferred stock purchase agreement.

Covenants

The senior preferred stock purchase agreement provides that, until the senior preferred stock is repaid or redeemed in full, we may not, without the prior written consent of Treasury:

•	Declare or pay any dividend (preferred or otherwise) or make any other distribution with respect to any Fannie Mae equity securities (other than with respect to the senior preferred stock or warrant);

•	Redeem, purchase, retire or otherwise acquire any Fannie Mae equity securities (other than the senior preferred stock or warrant);

•	Sell or issue any Fannie Mae equity securities (other than the senior preferred stock, the warrant and the common stock issuable upon exercise of the warrant and other than as required by the terms of any binding agreement in effect on the date of the senior preferred stock purchase agreement);

•	Terminate the conservatorship (other than in connection with a receivership);

•	Sell, transfer, lease or otherwise dispose of any assets, other than dispositions for fair market value: (a) to a limited life regulated entity (in the context of receivership); (b) of assets and properties in the ordinary course of business, consistent with past practice; (c) in connection with a liquidation of Fannie Mae by a receiver; (d) of cash or cash equivalents for cash or cash equivalents; or (e) to the extent necessary to comply with the covenant described below relating to the reduction of our mortgage assets beginning in 2010;

•	Incur indebtedness that would result in our aggregate indebtedness exceeding 110% of our aggregate indebtedness as of June 30, 2008;

•	Issue any subordinated debt;

•	Enter into a corporate reorganization, recapitalization, merger, acquisition or similar event; or

•	Engage in transactions with affiliates unless the transaction is (a) pursuant to the senior preferred stock purchase agreement, the senior preferred stock or the warrant, (b) upon arm’s-length terms or (c) a transaction undertaken in the ordinary course or pursuant to a contractual obligation or customary employment arrangement in existence on the date of the senior preferred stock purchase agreement.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

officers (as defined by SEC rules) without the consent of the Director of FHFA, in consultation with the Secretary of the Treasury.

Termination Provisions

The senior preferred stock purchase agreement provides that Treasury’s funding commitment will terminate under any the following circumstances: (i) the completion of our liquidation and fulfillment of Treasury’s obligations under its funding commitment at that time, (ii) the payment in full of, or reasonable provision for, all of our liabilities (whether or not contingent, including mortgage guaranty obligations), or (iii) the funding by Treasury of $100.0 billion under the agreement. In addition, Treasury may terminate its funding commitment and declare the senior preferred stock purchase agreement null and void if a court vacates, modifies, amends, conditions, enjoins, stays or otherwise affects the appointment of the conservator or otherwise curtails the conservator’s powers. Treasury may not terminate its funding commitment solely by reason of our being in conservatorship, receivership or other insolvency proceeding, or due to our financial condition or any adverse change in our financial condition.

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

Conversions of Preferred Stock to Common Stock

During the quarter ended December 31, 2008, 10,053,599 shares of Mandatory Convertible Series 2008-1 were converted to 15,490,568 shares of common stock.

18.	Regulatory Capital Requirements

During Conservatorship

In October 2008, FHFA announced that our existing statutory and FHFA-directed regulatory capital requirements will not be binding during the conservatorship, and that FHFA will not issue quarterly capital classifications during the conservatorship. We will continue to submit capital reports to FHFA during the conservatorship and FHFA will continue to closely monitor our capital levels. Our minimum capital requirement, core capital and GAAP net worth will continue to be reported in our periodic reports on Form 10-Q and Form 10-K, as well as on FHFA’s website. FHFA has stated that it does not intend to report

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

our critical capital, risk-based capital or subordinated debt levels during the conservatorship. As of December 31, 2008, we had a minimum capital deficiency of $42.2 billion.

In October 2008, FHFA also announced that we were classified as “undercapitalized” as of June 30, 2008 (the most recent date for which results have been published by FHFA). FHFA determined that, as of June 30, 2008, our core capital exceeded both the FHFA-directed and statutory minimum capital requirement and that our total capital exceeded our required risk-based capital. Under the Regulatory Reform Act, however, FHFA has the authority to make a discretionary downgrade of our capital adequacy classification should certain safety and soundness conditions arise that could impact future capital adequacy. Accordingly, although the amount of capital we held as of June 30, 2008 was sufficient to meet our statutory and regulatory capital requirements, FHFA downgraded our capital classification to “undercapitalized” based on its discretionary authority provided in the Regulatory Reform Act and events that occurred subsequent to June 30, 2008.

FHFA has directed us, during the time we are under conservatorship, to focus on managing to a positive net worth while returning to long-term profitability. As of December 31, 2008, we had a net worth deficit of $15.2 billion.

Pursuant to the Regulatory Reform Act, if our total assets are less than our total obligations (net worth deficit) for a period of 60 days, FHFA will be mandated by law to appoint a receiver for Fannie Mae. Treasury’s funding commitment under the senior preferred stock purchase agreement is intended to ensure that we avoid a net worth deficit, in order to avoid this mandatory trigger of receivership under the Regulatory Reform Act. In order to avoid a net worth deficit, we may draw up to $100.0 billion in funds from Treasury under the senior preferred stock purchase agreement. As described in “Note 1, Organization and Conservatorship,” the Director of FHFA has requested funds from Treasury on our behalf pursuant to the senior preferred stock purchase agreement.

In addition, as described in “Note 17, Stockholders’ Equity (Deficit),” under the senior preferred stock purchase agreement, we are restricted from engaging in certain capital transactions, such as the declaration of dividends, without the prior written consent of Treasury, until the senior preferred stock is repaid or redeemed in full.

The following table displays our regulatory capital classification measures as of December 31, 2008 and 2007.

	As of December 31,
	2008(1)	2007(1)
	(Dollars in millions)

Core capital(2)	$(8,641)	$45,373
Statutory minimum capital requirement(3)	33,552	31,927

Surplus (deficit) of core capital over statutory minimum capital requirement	$(42,193)	$13,446

Surplus (deficit) of core capital percentage over statutory minimum capital requirement	(125.8)%	42.1%

(1)	Amounts as of December 31, 2008 represent estimates that have not been submitted to FHFA. Amounts as of December 31, 2007 represent FHFA’s announced capital classification measures.

(2)	The sum of (a) the stated value of our outstanding common stock (common stock less treasury stock); (b) the stated value of our outstanding non-cumulative perpetual preferred stock; (c) our paid-in capital; and (d) our retained earnings (accumulated deficit). Core capital excludes accumulated other comprehensive income (loss).

(3)	Generally, the sum of (a) 2.50% of on-balance sheet assets; (b) 0.45% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties; and (c) up to 0.45% of other off-balance sheet obligations, which may be adjusted by the Director of FHFA under certain circumstances (See 12 CFR 1750.4 for existing adjustments made by the Director).

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to Conservatorship

Capital Classification

The Federal Housing Enterprises Financial Safety and Soundness Act of 1992 (the “1992 Act”) established minimum capital, critical capital and risk-based capital requirements for Fannie Mae. Based upon these requirements, OFHEO classified us on a quarterly basis as either adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized. We are required by federal statute to meet the minimum, critical and risk-based capital requirements to be classified as adequately capitalized.

Our minimum capital and critical capital requirements are based on core capital holdings. Defined in the statute, core capital is equal to the sum of the stated value of outstanding common stock (common stock less treasury stock), the stated value of outstanding non-cumulative perpetual preferred stock, paid-in capital and retained earnings, as determined in accordance with GAAP. The statutory minimum capital requirement is generally equal to the sum of: (i) 2.50% of on-balance sheet assets; (ii) 0.45% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties; and (iii) up to 0.45% of other off- balance sheet obligations, which may be adjusted by the Director of OFHEO under certain circumstances (see 12 CFR 1750.4 for existing adjustments made by the Director of OFHEO). The critical capital requirement is generally equal to the sum of: (i) 1.25% of on-balance sheet assets; (ii) 0.25% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties; and (iii) up to 0.25% of other off-balance sheet obligations, which may be adjusted by the Director of OFHEO under certain circumstances.

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

Compliance with Agreement

Under the terms of the senior preferred stock agreement described in “Note 17, Stockholders’ Equity (Deficit),” we are required to be in compliance with certain restrictions and covenants. In addition, below are additional restrictions related to our capital requirements:

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

Restrictions Relating to Subordinated Debt.  During any period in which we defer payment of interest on qualifying subordinated debt, we may not declare or pay dividends on, or redeem, purchase or acquire, our common stock or preferred stock. Our qualifying subordinated debt provides for the deferral of the payment of interest for up to five years if either: (i) our core capital is below 125% of our critical capital requirement; or (ii) our core capital is below our statutory minimum capital requirement, and the U.S. Secretary of the Treasury, acting on our request, exercises his or her discretionary authority pursuant to Section 304(c) of the Charter Act to purchase our debt obligations. As of December 31, 2008, our core capital was below 125% of

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

our critical capital requirement; however, we have been directed by FHFA to continue paying principal and interest on our outstanding subordinated debt during the conservatorship and thereafter until directed otherwise, regardless of our existing capital levels.

Prior to conservatorship, we had other restrictions and covenants to meet, including minimum capital requirements, under the terms various agreements and consent orders with OFHEO. We were in compliance with these restrictions until they were replaced following our entry into conservatorship, although we were determined to be undercapitalized as of June 30, 2008.

19.	Concentrations of Credit Risk

Concentrations of credit risk arise when a number of customers and counterparties engage in similar activities or have similar economic characteristics that make them susceptible to similar changes in industry conditions, which could affect their ability to meet their contractual obligations. Based on our assessment of business conditions that could impact our financial results, including those conditions arising through February 26, 2009, we have determined that concentrations of credit risk exist among single-family and multifamily borrowers (including geographic concentrations and loans with certain non-traditional features), mortgage insurers, mortgage servicers, derivative counterparties and parties associated with our off-balance sheet transactions. Concentrations for each of these groups are discussed below.

Single-Family Loan Borrowers.  Regional economic conditions affect a borrower’s ability to repay his or her mortgage loan and the property value underlying the loan. Geographic concentrations increase the exposure of our portfolio to changes in credit risk. Single-family borrowers are primarily affected by home prices and interest rates. The geographic dispersion of our Single-Family business has been consistently diversified over the three years ended December 31, 2008, with our largest exposures in the Southeast region of the United States, which represented 25% of our single-family conventional mortgage credit book of business as of December 31, 2008. Except for California, where 16% and 15% of the gross unpaid principal balance of our conventional single-family mortgage loans held or securitized in Fannie Mae MBS as of December 31, 2008 and 2007, respectively, were located, no other significant concentrations existed in any state.

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

Multifamily Loan Borrowers.  Numerous factors affect a multifamily borrower’s ability to repay his or her loan and the property value underlying the loan. The most significant factor affecting credit risk is rental vacancy rates for the mortgaged property. Vacancy rates vary among geographic regions of the United States. The average mortgage values for multifamily loans are significantly larger than those for single-family borrowers and, therefore, individual defaults for multifamily borrowers can be more significant to us. However, these loans, while individually large, represent a small percentage of our total loan portfolio. Our multifamily geographic concentrations have been consistently diversified over the three years ended December 31, 2008, with our largest exposure in the Western region of the United States, which represented 34% of our multifamily mortgage credit book of business. Except for California, where 27% and 28%, and New York, where 14% and 16%, of the gross unpaid principal balance of our multifamily mortgage loans held or securitized in Fannie Mae MBS as of December 31, 2008 and 2007, respectively, were located, no other significant concentrations existed in any state.

As part of our multifamily risk management activities, we perform detailed loan reviews that evaluate borrower and geographic concentrations, lender qualifications, counterparty risk, property performance and

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contract compliance. We generally require servicers to submit periodic property operating information and condition reviews so that we may monitor the performance of individual loans. We use this information to evaluate the credit quality of our portfolio, identify potential problem loans and initiate appropriate loss mitigation activities.

The following table displays the regional geographic concentration of single-family and multifamily loans in our mortgage portfolio and those loans held or securitized in Fannie Mae MBS as of December 31, 2008 and 2007.

	Geographic Concentration(1)
	Single-family
	Conventional Mortgage		Multifamily Mortgage
	Credit Book(2)		Credit Book(3)
	As of December 31,		As of December 31,
	2008	2007	2008	2007

Midwest	16%	17%	9%	9%
Northeast	19	19	23	24
Southeast	25	25	19	18
Southwest	16	16	15	14
West	24	23	34	35

Total	100%	100%	100%	100%

(1)	Midwest includes IL, IN, IA, MI, MN, NE, ND, OH, SD and WI. Northeast includes CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT and VI. Southeast includes AL, DC, FL, GA, KY, MD, NC, MS, SC, TN, VA and WV. Southwest includes AZ, AR, CO, KS, LA, MO, NM, OK, TX and UT. West includes AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

(2)	Includes the portion of our conventional single-family mortgage credit book for which we have more detailed loan-level information, which constituted approximately 96% and 95% of our total conventional single-family mortgage credit book of business as of December 31, 2008 and 2007, respectively. Excludes non-Fannie Mae mortgage-related securities backed by single-family mortgage loans and credit enhancements that we provide on single-family mortgage assets.

(3)	Includes mortgage loans in our portfolio, credit enhancements and outstanding Fannie Mae MBS (excluding Fannie Mae MBS backed by non-Fannie Mae mortgage-related securities) where we have more detailed loan-level information, which constituted approximately 82% and 80% of our total multifamily mortgage credit book of business as of December 31, 2008 and 2007, respectively.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table displays the percentage of our conventional single-family mortgage credit book of business that consists of interest-only loans, negative-amortizing adjustable rate mortgages (“ARMs”) and loans with an estimated mark-to-market loan to value (“LTV”) ratio of greater than 80% as of December 31, 2008 and 2007.

	Percentage of
	Conventional Single-
	Family Mortgage Credit
	Book of Business
	As of December 31,
	2008	2007

Interest-only loans	8%	8%
Negative-amortizing ARMs	1	1
80%+ LTV loans	34	20

The following table displays information regarding the Alt-A and subprime mortgage loans and mortgage-related securities in our single-family conventional mortgage credit book of business as of December 31, 2008 and 2007.

	As of December 31,
	2008		2007
	Unpaid	Percent of	Unpaid	Percent of
	Principal	Book of	Principal	Book of
	Balance	Business(1)	Balance	Business(1)
	(Dollars in millions)

Loans and Fannie Mae MBS:
Alt-A(2)	$295,622	10%	$318,121	12%
Subprime(3)	19,086	1	22,126	1

Total	$314,708	11%	$340,247	13%

Private-label securities:
Alt-A(4)	$27,858	1%	$32,475	1%
Subprime(5)	24,551	1	32,040	1

Total	$52,409	2%	$64,515	2%

(1)	Calculated based on total unpaid principal balance of the total single-family mortgage credit book of business.

(2)	Represents Alt-A mortgage loans held in our portfolio and Fannie Mae MBS backed by Alt-A mortgage loans.

(3)	Represents subprime mortgage loans held in our portfolio and Fannie Mae MBS backed by subprime mortgage loans.

(4)	Represents private-label mortgage-related securities backed by Alt-A mortgage loans.

(5)	Represents private-label mortgage-related securities backed by subprime mortgage loans.

Derivatives Counterparties.  The risk associated with a derivative transaction is that a counterparty will default on payments due to us. If there is a default, we may have to acquire a replacement derivative from a different counterparty at a higher cost or may be unable to find a suitable replacement. Our derivative credit exposure relates principally to interest rate and foreign currency derivative contracts. Typically, we seek to manage these exposures by contracting with experienced counterparties that are rated A- (or its equivalent) or better. These counterparties consist of large banks, broker-dealers and other financial institutions that have a

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

significant presence in the derivatives market, most of which are based in the United States. For the year ended December 31, 2008, we recognized a loss of $104 million in our consolidated statement of operations as a component of “Fair value losses, net” resulting from the bankruptcy of one of our counterparties.

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

The table below displays the credit exposure on outstanding risk management derivative instruments by counterparty credit ratings, as well as the notional amount outstanding and the number of counterparties as of December 31, 2008 and 2007.

	As of December 31, 2008
	Credit Rating(1)
	AAA	AA+/AA/AA-	A+/A/A-	Subtotal	Other(2)	Total
	(Dollars in millions)

Credit loss exposure(3)	$—	$3,044	$686	$3,730	$101	$3,831
Less: Collateral held(4)	—	2,951	673	3,624	—	3,624

Exposure net of collateral	$—	$93	$13	$106	$101	$207

Additional information:
Notional amount(6)	$250	$533,317	$664,155	$1,197,722	$874	$1,198,596
Number of counterparties(6)	1	8	10	19

	As of December 31, 2007
	Credit Rating(1)
	AAA	AA+/AA/AA-	A+/A/A-	Subtotal	Other(2)	Total
	(Dollars in millions)

Credit loss exposure(3)	$4	$1,578	$1,004	$2,586	$74	$2,660
Less: Collateral held(5)	—	1,130	988	2,118	—	2,118

Exposure net of collateral	$4	$448	$16	$468	$74	$542

Additional information:
Notional amount(6)	$1,050	$637,847	$246,860	$885,757	$707	$886,464
Number of counterparties(6)	1	17	3	21

(1)	We manage collateral requirements based on the lower credit rating of the legal entity, as issued by Standard & Poor’s and Moody’s. The credit rating reflects the equivalent Standard & Poor’s rating for any ratings based on Moody’s scale.

(2)	Includes MBS options, defined benefit mortgage insurance contracts, guaranteed guarantor trust swaps and swap credit enhancements accounted for as derivatives where the right of legal offset does not exist.

(3)	Represents the exposure to credit losses on derivative instruments, which is estimated by calculating the cost, on a present value basis, to replace all outstanding contracts in a gain position. Derivative gains and losses with the same counterparty are netted where a legal right of offset exists under an enforceable master netting agreement. This table excludes mortgage commitments accounted for as derivatives.

(4)	Represents both cash and noncash collateral posted by our counterparties to us. The value of the non-cash collateral is reduced in accordance with the counterparty agreements to help ensure recovery of any loss through the disposition of the collateral. We posted cash collateral of $15.0 billion related to our counterparties’ credit exposure to us as of December 31, 2008.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5)	Represents both cash and noncash collateral posted by our counterparties to us, adjusted for the collateral transferred subsequent to month-end, based on credit loss exposure limits on derivative instruments as of December 31, 2007. Settlement dates which vary by counterparty ranged from one to three business days following the credit loss exposure valuation dates as of December 31, 2007. The value of the non-cash collateral is reduced in accordance with counterparty agreements to help ensure recovery of any loss through the disposition of the collateral. We posted cash collateral of $1.2 billion related to our counterparties’ credit exposure to us as of December 31, 2007.

(6)	Interest rate and foreign currency derivatives in a net gain position had a total notional amount of $103.1 billion and $525.7 billion as of December 31, 2008 and December 31, 2007 respectively. Total number of interest rate and foreign currency counterparties in a net gain position was 2 and 11 as of December 31, 2008 and December 31, 2007 respectively.

Other concentrations

Mortgage Servicers.  Mortgage servicers collect mortgage and escrow payments from borrowers, pay taxes and insurance costs from escrow accounts, monitor and report delinquencies, and perform other required activities on our behalf. Our business with our mortgage servicers is concentrated. Our ten largest single-family mortgage servicers serviced 75% and 74% of our single-family mortgage credit book of business as of December 31, 2008 and 2007, respectively. Our ten largest multifamily mortgage servicers serviced 75% and 72% of our multifamily mortgage credit book of business as of December 31, 2008 and 2007, respectively. In July 2008, our largest single-family mortgage servicer was acquired. Reduction in the number of mortgage servicers would result in an increase in our concentration risk with the remaining servicers in the industry.

If one of our principal mortgage servicers fails to meet its obligations to us, it could increase our credit-related expenses and credit losses, result in financial losses to us and have a material adverse effect on our earnings, liquidity, financial condition and net worth.

Mortgage Insurers.  We had primary and pool mortgage insurance coverage on single-family mortgage loans in our guaranty book of business of $109.0 billion and $9.7 billion, respectively, as of December 31, 2008, compared with $93.7 billion and $10.4 billion, respectively, as of December 31, 2007. Over 99% of our mortgage insurance was provided by eight mortgage insurance companies as of both December 31, 2008 and 2007.

Recent increases in mortgage insurance claims due to higher credit losses in recent periods have adversely affected the financial results and condition of many mortgage insurers. In various actions since December 31, 2007, Standard & Poor’s, Fitch and Moody’s downgraded the insurer financial strength ratings of seven of our top eight primary mortgage insurer counterparties. As of December 31, 2008, these seven mortgage insurers provided $116.6 billion, or 98%, of our total mortgage insurance coverage on single-family loans in our guaranty book of business. The current weakened financial condition of many of our mortgage insurer counterparties creates an increased risk that our mortgage insurer counterparties will fail to fulfill their obligations to reimburse us for claims under insurance policies. If we determine that it is probable that we will not collect all of our claims from one or more of these mortgage insurer counterparties, it could result in an increase in our loss reserves, which could adversely affect our earnings, liquidity, financial condition and net worth. As of December 31, 2008, we have not included any provision for losses resulting from the inability of our mortgage insurers to fully pay claims.

Financial Guarantors.  We were the beneficiary of financial guarantees of approximately $10.2 billion and $11.8 billion on the securities held in our investment portfolio or on securities that have been resecuritized to include a Fannie Mae guaranty and sold to third parties as of December 31, 2008 and 2007, respectively. The securities covered by these guarantees consist primarily of private-label mortgage-related securities and municipal bonds. We obtained these guarantees from nine financial guaranty insurance companies. In addition, we are the beneficiary of financial guarantees totaling $43.5 billion and $41.9 billion as of December 31, 2008 and 2007, respectively, obtained from Freddie Mac as well as the U.S. government and its agencies. These

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial guaranty contracts assure the collectability of timely interest and ultimate principal payments on the guaranteed securities if the cash flows generated by the underlying collateral are not sufficient to fully support these payments.

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

We have entered into guaranties for which a guaranty obligation has not been recognized in our consolidated balance sheets relating to periods prior to our adoption of FIN 45. Our maximum potential exposure under these guaranties is $172.2 billion and $206.5 billion as of December 31, 2008 and 2007, respectively. If we were required to make payments under these guaranties, we would pursue recovery through our right to the collateral backing the underlying loans, available credit enhancements and recourse with third parties that provide a maximum coverage of $17.6 billion and $22.7 billion as of December 31, 2008 and 2007, respectively.

The following table displays the contractual amount of off-balance sheet financial instruments as of December 31, 2008 and 2007. Contractual or notional amounts do not necessarily represent the credit risk of the positions.

	As of December 31,
	2008	2007
	(Dollars in millions)

Fannie Mae MBS and other guarantees(1)	$172,188	$206,519
Loan purchase commitments	4,951	4,998

(1)	Represents maximum exposure on guarantees not reflected in our consolidated balance sheets. Refer to “Note 8, Financial Guaranties and Master Servicing” for maximum exposure associated with guarantees reflected in our consolidated balance sheets.

We do not require collateral from our counterparties to secure their obligations to us for loan purchase commitments.

20.	Fair Value of Financial Instruments

The fair value of financial instruments disclosure required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments, includes commitments to purchase multifamily mortgage loans and single-family reverse mortgage loans, which are off-balance sheet financial instruments that are not recorded in our consolidated balance sheets. The fair value of these commitments are included as “Mortgage loans held for investment, net of allowance for loan losses.” The disclosure excludes certain financial instruments, such as plan obligations for pension and other postretirement benefits, employee stock option and stock purchase plans, and also excludes all non-financial instruments. As a result, the fair value of our financial assets and liabilities does not represent the underlying fair value of our total consolidated assets and liabilities.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays the carrying value and estimated fair value of our financial instruments as of December 31, 2008 and 2007.

	As of December 31,
	2008		2007
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value(1)	Fair Value(1)
	(Dollars in millions)

Financial assets:
Cash and cash equivalents(2)	$18,462	$18,462	$4,502	$4,502
Federal funds sold and securities purchased under agreements to resell	57,418	57,420	49,041	49,041
Trading securities	90,806	90,806	63,956	63,956
Available-for-sale securities	266,488	266,488	293,557	293,557
Mortgage loans held for sale	13,270	13,458	7,008	7,083
Mortgage loans held for investment, net of allowance for loan losses	412,142	406,233	396,516	395,822
Advances to lenders	5,766	5,412	12,377	12,049
Derivative assets	869	869	885	885
Guaranty assets and buy-ups	7,688	9,024	10,610	14,258

Total financial assets	$872,909	$868,172	$838,452	$841,153

Financial liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$77	$77	$869	$869
Short-term debt	330,991	332,290	234,160	234,368
Long-term debt	539,402	574,281	562,139	580,333
Derivative liabilities	2,715	2,715	2,217	2,217
Guaranty obligations	12,147	90,875	15,393	20,549

Total financial liabilities	$885,332	$1,000,238	$814,778	$838,336

(1)	Pursuant to our adoption of FSP FIN 39-1, we have reduced “Derivative assets at fair value” and “Derivative liabilities at fair value” in our consolidated balance sheet as of December 31, 2007.

(2)	Includes restricted cash of $529 million and $561 million as of December 31, 2008 and 2007, respectively.

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

Trading Securities and Available-for-Sale Securities—Our investments in securities are recognized at fair value in our consolidated financial statements. Fair values of securities are primarily based on observable market prices or prices obtained from third parties. Details of these estimated fair values by type are displayed in “Note 6, Investments in Securities.”

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mortgage Loans Held for Sale—Held for sale (“HFS”) loans are reported at the lower of cost or fair value in our consolidated balance sheets. We determine the fair value of our mortgage loans based on comparisons to Fannie Mae MBS with similar characteristics. Specifically, we use the observable market value of our Fannie Mae MBS as a base value, from which we subtract or add the fair value of the associated guaranty asset, guaranty obligation and master servicing arrangements.

Mortgage Loans Held for Investment—Held for investment (“HFI”) loans are recorded in our consolidated balance sheets at the principal amount outstanding, net of unamortized premiums and discounts, cost basis adjustments and an allowance for loan losses. We determine the fair value of our mortgage loans based on comparisons to Fannie Mae MBS with similar characteristics. Specifically, we use the observable market value of our Fannie Mae MBS as a base value, from which we subtract or add the fair value of the associated guaranty asset, guaranty obligation and master servicing arrangements. Certain loans that do not qualify for MBS securitization are valued using market based data for similar loans or through a model approach that simulates a loan sale via a synthetic structure.

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

Derivatives Assets and Liabilities (collectively, “Derivatives”)—Our risk management derivatives and mortgage commitment derivatives are recognized in our consolidated balance sheets at fair value, taking into consideration the effects of any legally enforceable master netting agreements that allow us to settle derivative asset and liability positions with the same counterparty on a net basis, as well as cash collateral. We use observable market prices or market prices obtained from third parties for derivatives, when available. For derivative instruments where market prices are not readily available, we estimate fair value using model-based interpolation based on direct market inputs. Direct market inputs include prices of instruments with similar maturities and characteristics, interest rate yield curves and measures of interest rate volatility. Details of these estimated fair values by type are displayed in “Note 11, Derivative Instruments and Hedging Activities.”

Guaranty Assets and Buy-ups—We estimate the fair value of guaranty assets based on the present value of expected future cash flows of the underlying mortgage assets using management’s best estimate of certain key assumptions, which include prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved. These cash flows are projected using proprietary prepayment, interest rate and credit risk models. Because guaranty assets are like an interest-only income stream, the projected cash flows from our guaranty assets are discounted using one month LIBOR plus the option-adjusted spread (“OAS”) for interest-only trust securities. The interest-only OAS is calibrated using prices of a representative sample of interest-only trust securities. We believe the remitted fee income is less liquid than interest-only trust securities and more like an excess servicing strip. We take a further haircut of the present value for liquidity considerations. The haircut is based on market quotes from dealers. The fair value of the guaranty assets as presented in the table above and the recurring fair value measurement table below include the fair value of any associated buy-ups, which is estimated in the same manner as guaranty assets but are recorded separately as a component of “Other assets” in our consolidated balance sheets. While the fair value of the guaranty assets reflect all guaranty arrangements, the carrying value primarily reflects only those arrangements entered into subsequent to our adoption of FIN 45.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase—The carrying value of our federal funds purchased and securities sold under agreements to repurchase approximate the fair value of these instruments due to the short-term nature of these liabilities, exclusive of dollar roll repurchase transactions.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-Term Debt and Long-Term Debt—We value the majority of our short-term and long-term debt using pricing services. Where third-party pricing is not available on non-callable debt, we use a discounted cash flow approach based on the Fannie Mae yield curve with an adjustment to reflect fair values at the offer side of the market. When third-party pricing is not available for callable bonds, we use internally-developed models calibrated to market to price these bonds. To estimate the fair value of structured notes, cash flows are evaluated taking into consideration any derivatives through which we have swapped out of the structured features of the notes. We continue to use third-party prices to value our subordinated debt.

Guaranty Obligations—The fair value of all guaranty obligations measured subsequent to their initial recognition, is our estimate of a hypothetical transaction price we would receive if we were to issue our guaranty to an unrelated party in a standalone arm’s-length transaction at the measurement date. While the fair value of the guaranty obligation reflects all guaranty arrangements, the carrying value primarily reflects only those arrangements entered into subsequent to our adoption of FIN 45. Refer to “Note 2, Summary of Significant Accounting Policies,” for information regarding the change in approach in measuring the fair value of our guaranty obligation.

Fair Value Measurement

Effective January 1, 2008, we adopted SFAS 157, which provides a framework for measuring fair value under GAAP, as well as expanded information about assets and liabilities measured at fair value, including the effect of fair value measurements on earnings. The impact of adopting SFAS 157 increased the beginning balance of retained earnings as of January 1, 2008 by $62 million, net of tax, related to instruments where the transaction price did not represent the fair value at initial recognition.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Recurring Change in Fair Value

The following table displays our assets and liabilities measured on our consolidated balance sheet at fair value on a recurring basis subsequent to initial recognition, including instruments for which we have elected the fair value option. Specifically, as disclosed under SFAS 157 requirements, total assets measured at fair value on a recurring basis and classified as level 3 were $62.0 billion, or 7% of “Total assets” in our consolidated balance sheet as of December 31, 2008.

	Fair Value Measurements as of December 31, 2008
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Netting	Estimated
	(Level 1)	(Level 2)	(Level 3)	Adjustment(1)	Fair Value
	(Dollars in millions)

Assets:
Trading securities	$6	$78,035	$12,765	$—	$90,806
Available-for-sale securities	—	218,651	47,837	—	266,488
Derivative assets(2)	—	62,969	362	(62,462)	869
Guaranty assets and buy-ups	—	—	1,083	—	1,083

Total assets at fair value	$6	$359,655	$62,047	$(62,462)	$359,246

Liabilities:
Short-term debt	$—	$4,500	$—	$—	$4,500
Long-term debt	—	18,667	2,898	—	21,565
Derivative liabilities(2)	—	76,412	52	(73,749)	2,715
Other liabilities	—	62	—	—	62

Total liabilities at fair value	$—	$99,641	$2,950	$(73,749)	$28,842

(1)	Derivative contracts are reported on a gross basis by level. The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting agreements to settle with the same counterparty on a net basis, as well as cash collateral.

(2)	Excludes accrued fees related to the termination of derivative contracts.

The following table displays a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the year ended December 31, 2008. The table also displays gains and losses due to changes in fair value, including both realized and unrealized gains and losses,

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recorded in our consolidated statement of operations for level 3 assets and liabilities for the year ended December 31, 2008.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Year Ended December 31, 2008
				Guaranty
				Assets
	Trading	Available-for-Sale	Net	and	Long-Term
	Securities	Securities	Derivatives	Buy-ups	Debt
	(Dollars in millions)

Beginning balance as of January 1, 2008	$18,508	$20,920	$161	$1,568	$(7,888)
Realized/unrealized gains (losses) included in net loss	(1,881)	(3,152)	282	(512)	(73)
Unrealized losses included in other comprehensive loss	—	(4,136)	—	(342)	—
Purchases, sales, issuances, and settlements, net	(4,337)	(3,640)	(227)	369	5,396
Transfers in/out of level 3, net(1)	475	37,845	94	—	(333)

Ending balance as of December 31, 2008	$12,765	$47,837	$310	$1,083	$(2,898)

Net unrealized gains (losses) included in net loss related to assets and liabilities still held at year end(2)	$(1,293)	$—	$159	$(26)	$(18)

(1)	When pricing service quotes are not available or differ from additional market information, we may use alternate techniques based upon multiple data sources which can result in level 3 prices. The increase in level 3 balances during the year ended December 31, 2008 resulted from the transfer from level 2 to level 3 of primarily private-label mortgage-related securities backed by Alt-A or subprime loans, or loans backed by manufactured housing, partially offset by liquidations. This transfer reflects the ongoing effects of the extreme disruption in the mortgage market and severe reduction in market liquidity for certain mortgage products, such as private-label mortgage-related securities backed by Alt-A loans, subprime loans and loans backed by manufactured housing. Due to the reduction in recently executed transactions and market price quotations for these instruments, the market inputs for these instruments are less observable.

(2)	Amount represents temporary changes in fair value. Amortization, accretion and other-than-temporary impairments are not considered unrealized and are not included in this amount.

The following table displays gains and losses (realized and unrealized) recorded in our consolidated statement of operation for the year ended December 31, 2008 for assets and liabilities transferred into level 3 and measured in our consolidated balance sheet at fair value on a recurring basis.

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	For the Year Ended
	December 31, 2008
	Trading	Available-for-Sale	Net	Long-term
	Securities	Securities	Derivatives	Debt
	(Dollars in millions)

Realized and unrealized gains (losses) included in net loss	$(679)	$(2,014)	$18	$(35)
Unrealized losses included in other comprehensive loss	—	(2,261)	—	—

Total gains (losses)	$(679)	$(4,275)	$18	$(35)

Amount of level 3 transfers in	$10,189	$55,621	$18	$(531)

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays pre-tax gains and losses (realized and unrealized) included in our consolidated statements of operations for the year ended December 31, 2008 for our level 3 assets and liabilities measured in our consolidated balance sheet at fair value on a recurring basis.

	For the Year Ended December 31, 2008
	Interest			Fair
	Income	Guaranty		Value
	Investment in	Fee	Investment	Losses,	Extraordinary
	Securities	Income	Losses, Net	Net	Losses	Total
	(Dollars in millions)

Total realized and unrealized gains (losses) included in net loss as of December 31, 2008	$90	$(915)	$(2,812)	$(1,640)	$(59)	$(5,336)
Net unrealized losses related to level 3 assets and liabilities still held as of December 31, 2008	—	(26)	—	(1,152)	—	(1,178)

Non-recurring Change in Fair Value

The following table displays assets and liabilities measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate for impairment), and the gains or losses recognized for the year ended December 31, 2008, as a result of fair value measurement are summarized below.

						For the Year
	Fair Value Measurements					Ended
	For the Year Ended December 31, 2008					December 31, 2008
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Estimated		Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value		Gains (Losses)
	(Dollars in millions)

Assets:
Mortgage loans held for sale, at lower of cost or fair value	$—	$26,303	$1,294	$27,597	(1)	$(433)
Mortgage loans held for investment, at amortized cost			1,838	1,838	(2)	(107)
Acquired property, net	—	—	9,624	9,624	(3)	(1,533)
Guaranty assets	—	—	5,473	5,473		(2,967)
Master servicing assets	—	—	547	547		(553)
Partnership investments	—	—	4,877	4,877		(764	)(4)

Total assets at fair value	$—	$26,303	$23,653	$49,956		$(6,357)

Liabilities:
Master servicing liabilities	$—	$—	$22	$22		$(12)

Total liabilities at fair value	$—	$—	$22	$22		$(12)

(1)	Includes $25.2 billion of mortgage loans held for sale that were sold, retained as a mortgage-related security or redesignated to mortgage loans held for investment as of December 31, 2008.

(2)	Includes $157 million of mortgage loans held for investment that were liquidated or transferred to foreclosed properties as of December 31, 2008.

(3)	Includes $4.0 billion of foreclosed properties that were sold as of December 31, 2008.

(4)	Represents impairment charge related to LIHTC partnerships and other equity investments in multifamily properties.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valuation Classification

The following is a description of the fair value techniques used for instruments measured at fair value under SFAS 157 as well as the general classification of such instruments pursuant to the valuation hierarchy described above under SFAS 157.

Trading Securities and Available-for-Sale Securities—Fair value is determined using quoted market prices in active markets for identical assets, when available. Securities, such as U.S. Treasuries, whose value is based on quoted market prices in active markets for identical assets are classified as level 1. If quoted market prices in active markets for identical assets are not available, we use quoted market prices in active markets for similar securities that we adjust for observable or corroborated pricing services market information. A significant amount of the population is valued using prices provided by four pricing services for identical assets. In the absence of observable or corroborated market data, we use internally developed estimates, incorporating market-based assumptions wherever such information is available. The fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Such instruments may generally be classified within level 2 of the valuation hierarchy. Where there is limited activity or less transparency around inputs to the valuation, securities are classified as level 3.

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

Guaranty Assets and Buy-ups—Guaranty assets related to our portfolio securitizations are measured at fair value on a recurring basis and are classified within level 3 of the valuation hierarchy. Guaranty assets in a lender swap transaction that are impaired under EITF 99-20 are measured at fair value on a non-recurring basis and are classified within level 3 of the fair value hierarchy. As described above, level 3 inputs include management’s best estimate of certain key assumptions.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

result in fluctuations in the estimated fair values of our master servicing assets and liabilities. If actual prepayment experience differs from the anticipated rates used in our model, this difference may result in a material change in the fair value. Our master servicing assets and liabilities are classified within level 3 of the valuation hierarchy.

Partnership Investments—Our investments in LIHTC partnerships trade in a market with limited observable transactions. We determine fair value based on internal models designed to estimate the present value of expected future tax benefits (tax credits and tax deductions for net operating losses) of the underlying operating properties using management’s assumptions about significant inputs, including discount rates and projections related to the amount and timing of tax benefits, used by market participants. We compare the model results to the limited number of observed market transactions and make adjustments to reflect differences between the risk profiles of the LIHTC investments and that of the observed market transactions. Our equity investments in LIHTC limited partnerships are classified within the level 3 hierarchy of fair value measurement.

Short-Term Debt and Long-Term Debt—The majority of our debt instruments are priced using pricing services. When third-party pricing is not available on non-callable debt, we use a discounted cash flow approach based on the Fannie Mae yield curve with an adjustment to reflect fair values at the offer side of the market. When third-party pricing is not available for callable bonds, we use internally-developed models calibrated to market to price these bonds. Included within short-term debt and long-term debt are structured notes for which we elected the fair value option under SFAS 159. To estimate the fair value of structured notes, cash flows are evaluated taking into consideration any derivatives through which we have swapped out of the structured features of the notes. Where the inputs into the valuation are primarily based upon observable market data, our debt is classified within level 2 of the valuation hierarchy. Where significant inputs are unobservable or valued with a quote from a single source, our debt is classified within level 3 of the valuation hierarchy.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays the impact of adopting SFAS 159 to beginning retained earnings as of January 1, 2008.

	Carrying Value		Fair Value as of
	as of January 1, 2008		January 1, 2008
	Prior to Adoption of	Transition	After Adoption of
	Fair Value Option	Gain (Loss)	Fair Value Option
	(Dollars in millions)

Investments in securities	$56,217	$143 (1)	$56,217
Long-term debt	9,809	(10)	9,819

Pre-tax cumulative effective of adoption		133
Increase in deferred taxes		(47)

Cumulative effect of adoption to beginning retained earnings		$86

(1)	We adopted the fair value option for certain securities in our mortgage-related and non-mortgage-related investment portfolio previously classified as available-for-sale. These securities are presented in our consolidated balance sheet at fair value in accordance with SFAS 115 and the amount of transition gain was recognized in AOCI as of December 31, 2007 prior to adoption of SFAS 159.

Elections

The following is a discussion of the primary financial instruments for which we made fair value elections and the basis for those elections.

Non-mortgage-related securities

We elected the fair value option for all non-mortgage-related securities, as these securities are held primarily for liquidity risk management purposes. The fair value of these instruments reflects the most transparent basis of reporting. As of December 31, 2008, instruments which were held at adoption had an aggregate fair value of $16.5 billion.

Prior to the adoption of SFAS 159, these available-for-sale securities were recorded at fair value in accordance with SFAS 115, with changes in fair value recorded in AOCI. Following the election of the fair value option, these securities were reclassified to “Trading securities” in our consolidated balance sheet and are now recorded at fair value with subsequent changes in fair value recorded in “Fair value losses, net” in our consolidated statements of operations.

Mortgage-related securities

We elected the fair value option for certain 15-year and 30-year agency mortgage-related securities that were previously classified as available-for-sale securities in our mortgage portfolio. These securities were selected for the fair value option primarily in order to reduce the volatility in earnings that results from accounting asymmetry between our derivatives that are accounted for at fair value through earnings and our available-for-sale securities that are accounted for at fair value through AOCI. As of December 31, 2008, instruments which were held at adoption had an aggregate fair value of $16.4 billion.

Prior to the adoption of SFAS 159, these available-for-sale securities were recorded at fair value in accordance with SFAS 115 with changes recorded in AOCI. Following the election of the fair value option, these securities were reclassified to “Trading securities” in our consolidated balance sheet and are now recorded at

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fair value with subsequent changes in fair value recorded in “Fair value losses, net” in our consolidated statements of operations.

Structured debt instruments

We elected the fair value option for short-term and long-term structured debt instruments that are issued in response to specific investor demand and have interest rates that are based on a calculated index or formula and that are economically hedged with derivatives at the time of issuance. By electing the fair value option for these instruments, we are able to eliminate the volatility in our results of operations that would otherwise result from the accounting asymmetry created by the accounting for these structured debt instruments at cost while accounting for the related derivatives at fair value. As of December 31, 2008, these instruments had an aggregate fair value and unpaid principal balance of $4.5 billion recorded in “Short-term debt,” and an aggregate fair value and unpaid principal balance of $21.6 billion and $21.5 billion, respectively, recorded in “Long-term debt,” in our consolidated balance sheet.

Following the election of the fair value option, these debt instruments are recorded at fair value with subsequent changes in fair value recorded in “Fair value losses, net.” These structured debt instruments continue to be classified as either “Short-term debt” or “Long-term debt” in our consolidated balance sheets based on their original maturities. Interest accrued on these short-term and long-term debt instruments continues to be recorded in “Interest expense” in our consolidated statement of operations.

Changes in Fair Value under the Fair Value Option Election

The following table displays debt fair value losses, net, including changes attributable to instrument-specific credit risk. Amounts are recorded as a component of “Fair value losses, net” in our consolidated statement of operations for the year ended December 31, 2008, for which the fair value election was made.

	For the Year Ended December 31, 2008
	Short-Term	Long-Term	Total Gains
	Debt	Debt	(Losses)
	(Dollars in millions)

Changes in instrument-specific credit risk	$6	$94	$100
Other changes in fair value	(6)	(151)	(157)

Debt fair value losses, net	$—	$(57)	$(57)

In determining the instrument-specific risk, the changes in Fannie Mae debt spreads to LIBOR that occurred during the period were taken into consideration with the overall change in the fair value of the debt for which we elected the fair value option under SFAS 159. Specifically, cash flows are evaluated taking into consideration any derivatives through which Fannie Mae has swapped out of the structured features of the notes and thus created a floating rate LIBOR-based debt instrument. The change in value of these LIBOR-based cash flows based on the Fannie Mae yield curve at the beginning and end of the period represents the instrument-specific risk.

21.	Commitments and Contingencies

Legal Contingencies

We are party to various types of legal proceedings that are subject to many uncertain factors that are not recorded in our consolidated financial statements. Litigation claims and proceedings of all types are subject to many uncertain factors that generally cannot be predicted with assurance. The following describes our material legal proceedings, examinations and other matters. An unfavorable outcome in certain of these legal proceedings could have a material adverse effect on our business, financial condition, results of operations and

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cash flows. In view of the inherent difficulty of predicting the outcome of these proceedings, we cannot state with confidence what the eventual outcome of the pending matters will be. Because we concluded that a loss with respect to any pending matter discussed below was not both probable and reasonably estimable as of February 26, 2009, we have not recorded a reserve for any of those matters. With respect to the lawsuits described below, we believe we have valid defenses to the claims in these lawsuits and intend to defend these lawsuits vigorously.

In addition to the matters specifically described herein, we are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that we do not expect will have a material impact on our business.

During and subsequent to 2008, we advanced fees and expenses of certain current and former officers and directors in connection with various legal proceedings pursuant to indemnification agreements. None of these amounts was material.

Securities Class Action Lawsuits

In re Fannie Mae Securities Litigation

Beginning on September 23, 2004, 13 separate complaints were filed by holders of certain of our securities against us, as well as certain of our former officers, in three federal district courts. All of the cases were consolidated and/or transferred to the U.S. District Court for the District of Columbia. The court entered an order naming the Ohio Public Employees Retirement System and State Teachers Retirement System of Ohio as lead plaintiffs. The lead plaintiffs filed a consolidated complaint on March 4, 2005 against us and certain of our former officers, which complaint was subsequently amended on April 17, 2006 and on August 14, 2006. The lead plaintiffs’ second amended complaint added KPMG LLP and Goldman, Sachs & Co. as additional defendants. The lead plaintiffs allege that the defendants made materially false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5 promulgated thereunder, largely with respect to accounting statements that were inconsistent with the GAAP requirements relating to hedge accounting and the amortization of premiums and discounts. The lead plaintiffs contend that the alleged fraud resulted in artificially inflated prices for our common stock and seek unspecified compensatory damages, attorneys’ fees, and other fees and costs.

On January 7, 2008, the court issued an order that certified the action as a class action, and appointed the lead plaintiffs as class representatives and their counsel as lead counsel. The court defined the class as all purchasers of Fannie Mae common stock and call options and all sellers of publicly traded Fannie Mae put options during the period from April 17, 2001 through December 22, 2004.

On April 16, 2007, KPMG LLP, our former outside auditor and a co-defendant in the shareholder class action suit, filed cross-claims against us in this action for breach of contract, fraudulent misrepresentation, fraudulent inducement, negligent misrepresentation and contribution. KPMG amended these cross-claims on February 25, 2008. KPMG is seeking unspecified compensatory, consequential, restitutionary, rescissory and punitive damages, including purported damages related to legal costs, exposure to legal liability, costs and expenses of responding to investigations related to our accounting, lost fees, attorneys’ fees, costs and expenses.

We believe we have valid defenses to the claims in these lawsuits and intend to defend against these lawsuits vigorously.

On October 17, 2008, FHFA, as conservator for Fannie Mae, intervened in the consolidated shareholder class action (as well as in the consolidated ERISA litigation and the shareholder derivative lawsuits pending in the U.S. District Court for the District of Columbia) and filed a motion to stay those cases. On October 20, 2008,

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Court issued an order staying the cases until January 6, 2009. Upon expiration of the stay, discovery in those cases resumed.

Securities Class Action Lawsuits Pursuant to the Securities Act of 1933

Beginning on August 7, 2008, a series of shareholder lawsuits were filed under the Securities Act against underwriters of issuances of certain Fannie Mae common and preferred stock. Two of these lawsuits were also filed against us and one of those two was also filed against certain former Fannie Mae officers and directors. While the factual allegations in these cases vary to some degree, these plaintiffs generally allege that defendants misled investors by understating the company’s need for capital, causing putative class members to purchase shares at artificially inflated prices. Their complaints allege similar violations of Section 12(a)(2) of the Securities Act, and seek rescission, damages, interest, costs, attorneys’ and experts’ fees, and other equitable and injunctive relief. On November 12, 2008, we filed a motion with the Judicial Panel on Multidistrict Litigation to transfer and coordinate each of these actions with the other recently filed section 10(b), section 12(a)(2) and ERISA actions. The Panel granted our motion on February 11, 2009, and all of these cases are now pending before in the U.S. District Court for the Southern District of New York for coordinated or consolidated pretrial proceedings. On February 13, 2009, the district court entered an order appointing Tennessee Consolidated Retirement System as lead plaintiff on behalf of purchasers of preferred stock, and appointing the Massachusetts Pension Reserves Investment Management Board and the Boston Retirement Board as lead plaintiffs on behalf of common stockholders. Each individual case is described more fully below. We believe we have valid defenses to the claims in these lawsuits and intend to defend against these lawsuits vigorously.

Krausz v. Fannie Mae, et al.

On September 11, 2008, Malka Krausz filed a complaint in New York Supreme Court against Fannie Mae, former officers Daniel H. Mudd and Stephen M. Swad, and underwriters Lehman Brothers, Inc., Merrill Lynch, Pierce, Fenner & Smith Inc., Goldman Sachs & Co., and J.P. Morgan Securities, Inc. The complaint was filed on behalf of purchasers of Fannie Mae’s Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series S (referred to as the “Series S Preferred Stock”) pursuant to an offering that closed on December 11, 2007. The complaint alleges that defendants misled investors by understating our need for capital, causing putative class members to purchase shares at artificially inflated prices. The complaint contends further that the defendants violated Sections 12(a)(2) and 15 of the Securities Act. The complaint also asserts claims for common law fraud and negligent misrepresentation. The plaintiff seeks rescission of the purchases, damages, costs, including attorneys’, accountants’, and experts’ fees, and other unspecified relief. On October 6, 2008, this case was removed to the U.S. District Court for the Southern District of New York, where it is currently pending. On October 14, 2008, we, along with certain of the other defendants, filed a motion to dismiss this case. That motion is fully briefed and remains pending.

Kramer v. Fannie Mae, et al.

On September 26, 2008, Daniel Kramer filed a securities class action complaint in the Superior Court of New Jersey, Law Division, Bergen County, against Fannie Mae, Merrill Lynch, Pierce, Fenner & Smith Inc., Citigroup Global Markets Inc., Morgan Stanley & Co. Inc., UBS Securities LLC, Wachovia Capital Markets LLC, Moody’s Investors Services, Inc., The McGraw-Hill Companies, Inc., Standard & Poor’s Ratings Services, and Fitch Ratings, Inc. The complaint was filed on behalf of purchasers of Fannie Mae’s Series S Preferred Stock and/or Fannie Mae’s 8.25% Non-cumulative Preferred Stock, Series T (referred to as the “Series T Preferred Stock”) issued pursuant to an offering that closed on May 13, 2008. The complaint alleges that the defendants violated Section 12(a)(2) of the Securities Act. The plaintiff seeks rescission of the purchases, damages, costs, including attorneys’, accountants’, and experts’ fees, and other unspecified relief.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 27, 2008, this lawsuit was removed to the U.S. District Court for the District of New Jersey. Plaintiff filed a motion to remand back to state court on November 17, 2008, which is now fully briefed and remains pending. FHFA, as conservator for Fannie Mae, filed a motion to intervene and for a stay on November 21, 2008, which has been fully briefed and remains pending. On February 11, 2009, the Judicial Panel on Multidistrict Litigation transferred this case to the U.S. District Court for the Southern District of New York.

Securities Class Action Lawsuits Pursuant to the Securities Exchange Act of 1934

On September 8, 2008, the first of several shareholder lawsuits was filed under the Exchange Act against certain current and former Fannie Mae officers and directors, underwriters of issuances of certain Fannie Mae common and preferred stock, and, in one case, Fannie Mae. While the factual allegations in these cases vary to some degree, the plaintiffs generally allege that defendants misled investors by understating the company’s need for capital, causing putative class members to purchase shares at artificially inflated prices. The plaintiffs generally allege similar violations of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act, and seek damages, interest, costs, attorneys’ and experts’ fees, and injunctive and other unspecified equitable relief. On November 12, 2008, we filed a motion with the Judicial Panel on Multidistrict Litigation to transfer and coordinate each of these actions with all of the other recently filed section 10(b), section 12(a)(2) and ERISA suits. The Panel granted our motion on February 11, 2009, and all of these cases are now pending in the U.S. District Court for the Southern District of New York for coordinated or consolidated pretrial proceedings. On February 13, 2009, the district court entered an order appointing the Tennessee Consolidated Retirement System as lead plaintiff on behalf of purchasers of our preferred stock, and appointing the Massachusetts Pension Reserves Investment Management Board and the Boston Retirement Board as lead plaintiffs on behalf of our common stockholders. Each individual case is described more fully below. We believe we have valid defenses to the claims in these lawsuits and intend to defend against these lawsuits vigorously.

Genovese v. Ashley, et al.

On September 8, 2008, John A. Genovese filed a securities class action complaint in the U.S. District Court for the Southern District of New York against former officers and directors Stephen B. Ashley, Robert J. Levin, Daniel H. Mudd, and Stephen Swad. Fannie Mae was not named as a defendant. The complaint was filed on behalf of all persons who purchased or otherwise acquired the publicly traded securities of Fannie Mae between November 16, 2007 and September 5, 2008. The complaint alleges that the defendants violated Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The plaintiff seeks damages, interest, costs, attorneys’ fees, and injunctive and other unspecified equitable relief.

Gordon v. Ashley, et al.

On September 11, 2008, Hilda Gordon filed a securities class action complaint in the U.S. District Court for the Southern District of Florida against certain current and former officers and directors. Fannie Mae was not named as a defendant. The complaint was filed on behalf of all persons who purchased or otherwise acquired the publicly traded securities of Fannie Mae between November 16, 2007 and September 11, 2008. In addition to alleging that the defendants violated Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act, the complaint also alleges that they violated the Florida Deceptive and Unfair Trade Practices Act. The plaintiff seeks damages, interest, costs, attorneys’ fees, and injunctive and other unspecified equitable relief. On February 11, 2009, the Judicial Panel on Multidistrict Litigation transferred this case to the U.S. District Court for the Southern District of New York.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fogel Capital Mgmt. v. Fannie Mae, et al.

On September 18, 2008, Fogel Capital Management, Inc. filed a securities class action complaint in the U.S. District Court for the Southern District of New York against Fannie Mae and certain current and former officers and directors. The complaint’s factual allegations and claims for relief are based on purchases of Fannie Mae’s Series S Preferred Stock, but the plaintiff purports to bring the suit on behalf of purchasers of all Fannie Mae securities from November 9, 2007 through September 5, 2008. The complaint alleges that the defendants violated Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The plaintiff seeks compensatory damages, including interest, costs and expenses, including attorneys’ and experts’ fees, and injunctive and other unspecified equitable relief.

Jesteadt v. Ashley, et al.

On September 24, 2008, Leonard and Grace Jesteadt filed a securities class action complaint in the U.S. District Court for the Western District of Pennsylvania against certain current and former officers and directors. Fannie Mae was not named as a defendant. The complaint was filed on behalf of all persons who purchased or otherwise acquired the publicly traded securities of Fannie Mae between November 16, 2007 and September 24, 2008. The complaint alleges that the defendants violated Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The plaintiffs seek permanent injunctive relief, compensatory damages, including interest, costs and expenses, including attorneys’ and experts’ fees. On February 11, 2009, the Judicial Panel on Multidistrict Litigation transferred this case to the U.S. District Court for the Southern District of New York.

Sandman v. J.P. Morgan Securities, Inc., et al.

On September 29, 2008, Dennis Sandman filed a securities class action complaint in the U.S. District Court for the Southern District of New York against former officers and directors Stephen B. Ashley, Robert J. Levin, Daniel H. Mudd, and Stephen Swad, and underwriters Banc of America Securities LLC, Goldman Sachs & Co., J.P. Morgan Securities, Inc., Lehman Brothers, Inc., and Merrill Lynch, Pierce, Fenner & Smith, Inc. Fannie Mae was not named as a defendant. The complaint was filed on behalf of purchasers of Fannie Mae’s 8.75% Non-Cumulative Mandatory Convertible Preferred Stock Series 2008-1 from May 14, 2008 to September 5, 2008. The complaint alleges that the defendants violated Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The plaintiff seeks compensatory damages, including interest, and costs and expenses, including attorneys’ and experts’ fees.

Frankfurt v. Lehman Bros., Inc., et al.

On October 7, 2008, plaintiffs David L. Frankfurt, the Frankfurt Family Ltd., The David Frankfurt 2000 Family Trust, and the David Frankfurt 2002 Family Trust filed a securities class action complaint in the

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Williams v. Ashley, et al.

On October 10, 2008, plaintiffs Lynn Williams and SteveAnn Williams filed a securities class action complaint in the U.S. District Court for the Southern District of New York against certain current and former officers and directors. Fannie Mae was not named as a defendant. The complaint was filed on behalf of purchasers of Fannie Mae’s Series S Preferred Stock, from December 6, 2007 through September 5, 2008. The complaint alleges that defendants violated Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The plaintiffs seek compensatory damages, including interest, and reasonable costs and expenses, including attorneys’ and experts’ fees.

Securities Class Action Lawsuit Pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934

Jarmain v. Merrill Lynch, et al.

On October 3, 2008, Brian Jarmain filed a securities class action complaint in the U.S. District Court for the Southern District of New York against former officers and directors Stephen B. Ashley, Robert J. Levin, Daniel H. Mudd, and Stephen M. Swad, and underwriters Citigroup Global Markets, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., Morgan Stanley & Co., Inc., UBS Securities LLC, and Wachovia Capital Markets LLC. Fannie Mae was not named as a defendant. The complaint was filed on behalf of purchasers of Fannie Mae’s Series T Preferred Stock from May 13, 2008 to September 6, 2008. The complaint alleges violations of both Section 12(a)(2) of the Securities Act and Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The plaintiff seeks compensatory damages, including interest, fees and expenses, including attorneys’ and experts’ fees, and injunctive and other unspecified equitable and relief. On November 12, 2008, we filed a motion with the Judicial Panel on Multidistrict Litigation to transfer and coordinate this action with all of the other recently filed section 10(b), section 12(a)(2) and ERISA suits. The Panel granted our motion on February 11, 2009, and this case is now pending in the U.S. District Court for

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Southern District of New York for coordinated or consolidated pretrial proceedings. On February 13, 2009, the district court entered an order appointing Tennessee Consolidated Retirement System as lead plaintiff on behalf of purchasers of preferred stock, and appointing the Massachusetts Pension Reserves Investment Management Board and the Boston Retirement Board as lead plaintiffs on behalf of common stockholders.

Shareholder Derivative Lawsuits

In re Fannie Mae Shareholder Derivative Litigation

Beginning on September 28, 2004, ten plaintiffs filed twelve shareholder derivative actions in three different federal district courts and the Superior Court of the District of Columbia against certain of our current and former officers and directors and against us as a nominal defendant. All of these shareholder derivative actions have been consolidated into the U.S. District Court for the District of Columbia and the court entered an order naming Pirelli Armstrong Tire Corporation Retiree Medical Benefits Trust and Wayne County Employees’ Retirement System as co-lead plaintiffs. A consolidated complaint was filed on September 26, 2005 against certain of our current and former officers and directors and against us as a nominal defendant. The consolidated complaint alleges that the defendants purposefully misapplied GAAP, maintained poor internal controls, issued a false and misleading proxy statement and falsified documents to cause our financial performance to appear smooth and stable, and that Fannie Mae was harmed as a result. The claims are for breaches of the duty of care, breach of fiduciary duty, waste, insider trading, fraud, gross mismanagement, violations of the Sarbanes-Oxley Act of 2002, and unjust enrichment. The plaintiffs seek unspecified compensatory damages, punitive damages, attorneys’ fees, and other fees and costs, as well as injunctive relief directing us to adopt certain proposed corporate governance policies and internal controls.

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

On August 8, 2008, the U.S. Court of Appeals for the D.C. Circuit upheld the District Court’s dismissal of the consolidated derivative action. On September 4, 2008, the plaintiffs filed a motion for rehearing en banc. On September 10, 2008, the Court of Appeals issued an order calling for a response to the petition to be filed by September 25, 2008. On September 24, 2008, we filed a motion to invoke the 45-day stay available under 12 U.S.C. § 4617(b)(1) due to the conservatorship. On September 29, 2008, the Court granted our motion and held the case in abeyance pending further order of the Court; and further directed the parties to file motions to govern on November 10, 2008. On November 10, 2008, FHFA filed a motion to govern further proceedings, to substitute itself, as conservator, for the appellants and to dismiss the petition for rehearing. Defendants also filed a motion to continue to hold the briefing on Plaintiffs’ petition for rehearing en banc in abeyance, pending the resolution of FHFA’s Motion to Substitute the Conservator in Place of the Shareholder Plaintiffs-Appellants and to Withdraw the Petition for Panel Rehearing or Rehearing En Banc. On December 24, 2008, the Court granted FHFA’s motion, and denied plaintiff’s motion. On February 9, 2009, the Court of Appeals entered its mandate affirming the District Court’s dismissal.

On September 20, 2007, James Kellmer, a shareholder who had filed one of the derivative actions that was consolidated into the consolidated derivative case, filed a motion in the U.S. District Court for District of Columbia for clarification or, in the alternative, for relief of judgment from the Court’s May 31, 2007 Order dismissing the consolidated case. Mr. Kellmer’s motion seeks clarification that the Court’s May 31, 2007

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

dismissal order does not apply to his January 10, 2005 action, and that his case can now proceed. This motion is pending.

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

On July 27, 2007, Mr. Kellmer filed a motion to consolidate these two new derivative cases and to be appointed lead counsel. We filed a motion to dismiss Mr. Middleton’s complaint for lack of standing on October 3, 2007, and a motion to dismiss Mr. Kellmer’s 2007 complaint for lack of subject matter jurisdiction on October 12, 2007. These motions are fully briefed and remain pending. In addition, on October 17, 2008, FHFA, as conservator for Fannie Mae, intervened in the Kellmer and Middleton actions and filed a motion to stay each. On October 20, 2008, the Court issued an order staying these cases until January 6, 2009. On February 2, 2009, FHFA filed motions to substitute itself for plaintiffs Messrs. Kellmer and Middleton. On February 13, 2009, Mr. Kellmer filed an opposition to FHFA’s motion to substitute.

Arthur Derivative Litigation

On November 26, 2007, Patricia Browne Arthur filed a shareholder derivative action in the U.S. District Court for the District of Columbia against certain of our current and former officers and directors and against us as a nominal defendant. The complaint alleges that the defendants wrongfully failed to disclose our exposure to the subprime mortgage crisis and that this failure artificially inflated our stock price and allowed certain of the defendants to profit by selling their shares based on material inside information; and that the Board improperly authorized the company to buy back $100 million in shares while the stock price was artificially inflated. The complaint alleges that the defendants violated Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934. It also alleges breaches of fiduciary duties; misappropriation of information; waste of corporate assets; and unjust enrichment. The plaintiff seeks damages on behalf of the company; corporate governance changes; equitable relief in the form of attaching, impounding or imposing a constructive trust on the individual defendants’ assets; restitution; and attorneys’ fees and costs. On October 17, 2008, FHFA, as conservator for Fannie Mae, intervened in this action and filed a motion to stay. On October 20, 2008, the Court issued an order staying this case until January 6, 2009. On February 2, 2009, FHFA filed a motion to substitute itself for plaintiff Ms. Arthur. On February 13, 2009, Ms. Arthur filed an opposition to FHFA’s motion to substitute.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Agnes Derivative Litigation

On June 25, 2008, L. Jay Agnes filed a shareholder derivative complaint in the U.S. District Court for the District of Columbia against certain of our current and former directors and officers, Fannie Mae as a nominal defendant, Washington Mutual, Inc., Kerry K. Killinger; Countrywide Financial Corporation and its subsidiaries and/or affiliates, Countrywide Home Loans, Inc., Countrywide Home Equity Loan Trust, and Countrywide Bank, FSB, LandSafe, Inc., Angelo R. Mozilo; First American Corporation, First American eAppraiseIt, Anthony R. Merlo, Jr., and Goldman Sachs Group, Inc.

The complaint alleges two general categories of derivative claims purportedly on our behalf against the current and former Fannie Mae officer and director defendants. First, it alleges illegal accounting manipulations occurring from approximately 1998 through 2004, or pre-2005 claims, which is based on the May 2006 OFHEO Report and is largely duplicative of the allegation contained in the existing derivative actions. Second, it makes allegations similar to those in the Arthur Derivative Litigation that was filed in November 2007 and described above. Specifically the complaint contends that the current and former Fannie Mae officer and director defendants irresponsibly engaged in “highly speculative real estate transactions” and concealed the extent of the Company’s exposure to the subprime mortgage crisis, while wasting Company assets by causing it to repurchase its own shares at inflated prices at the same time that certain defendants sold their personally held shares. Based upon these allegations, the complaint asserts causes of action against the current and former Fannie Mae officer and director defendants for breach of fiduciary duty, indemnification, negligence, unjust enrichment, and violations of Section 304 of the Sarbanes-Oxley Act of 2002.

In addition, Mr. Agnes asserts a direct claim on his own behalf under Section 14(a) of the Securities Exchange Act of 1934 and SEC Rule 14a-9 based upon allegations that the Company’s 2008 Proxy Statement was intentionally false and misleading and concealed material facts in order that members of the Board could remain in control of the company.

The complaint seeks a declaration that the current and former officer and director defendants breached their fiduciary duties; a declaration that the election of directors pursuant to the 2008 Proxy Statement is null and void; a new election of directors; an accounting for losses and damages to us as a result of the alleged misconduct; disgorgement; unspecified compensatory damages; punitive damages; attorneys’ fees, and other fees and costs; as well as injunctive relief directing us to reform our corporate governance and internal control procedures. On October 17, 2008, FHFA, as conservator for Fannie Mae, intervened in this action and filed a motion to stay. On October 20, 2008, the Court issued an order staying this case until January 6, 2009. On January 18, 2009, the Court entered an order extending the time for all defendants, except Washington Mutual, Inc., to respond to the complaint through May 5, 2009. On February 2, 2009, FHFA filed a motion to substitute itself for Mr. Agnes with respect to Mr. Agnes’ derivative claims, and to consolidate Mr. Agnes’ direct claim with those in In re Fannie Mae Securities Litigation described above. On February 13, 2009, Mr. Agnes filed an opposition to FHFA’s motion to substitute.

ERISA Actions

In re Fannie Mae ERISA Litigation (formerly David Gwyer v. Fannie Mae)

On October 14, 2004, David Gwyer filed a proposed class action complaint in the U.S. District Court for the District of Columbia. Two additional proposed class action complaints were filed by other plaintiffs on May 5, 2005 and May 10, 2005. These cases are based on the Employee Retirement Income Security Act of 1974 (“ERISA”) and name us, our Board of Directors’ Compensation Committee and certain of our former and current officers and directors as defendants. These cases were consolidated on May 24, 2005 in the U.S. District Court for the District of Columbia and a consolidated complaint was filed on June 16, 2005. The plaintiffs in this consolidated ERISA-based lawsuit purport to represent a class of participants in our

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Ownership Plan between January 1, 2001 and the present. Their claims are based on alleged breaches of fiduciary duty relating to accounting matters. The plaintiffs seek unspecified damages, attorneys’ fees, and other fees and costs, and other injunctive and equitable relief. On June 29, 2005, defendants filed a motion to dismiss, which the Court denied on May 8, 2007. On July 23, 2007, the Compensation Committee of our Board of Directors filed a motion to dismiss, which the Court denied on July 17, 2008.

On October 17, 2008, FHFA intervened in the consolidated case (as well as in the consolidated shareholder class action and the shareholder derivative lawsuits pending in the U.S. District Court for the District of Columbia) and filed a motion to stay those cases. On October 20, 2008, the Court issued an order staying the cases until January 6, 2009. Upon expiration of the stay, discovery in those cases resumed.

Moore v. Fannie Mae, et al.

On October 23, 2008, Mary P. Moore filed a proposed class action complaint in the U.S. District Court for the District of Columbia against our Board of Directors’ Compensation Committee, our Benefits Plans Committee, and certain current and former Fannie Mae officers and directors. This case is based on ERISA. Plaintiff alleges that defendants, as fiduciaries of Fannie Mae’s ESOP, breached their duties to ESOP participants and beneficiaries with regards to the ESOP’s investment in Fannie Mae common stock when it was no longer prudent to continue to do so. Plaintiff purports to represent a class of participants and beneficiaries of the ESOP whose accounts invested in Fannie Mae common stock beginning April 17, 2007. The complaint alleges that the defendants breached purported fiduciary duties with respect to the ESOP. The plaintiff seeks unspecified damages, attorneys’ fees, and other fees and costs and injunctive and other equitable relief. On November 12, 2008, we filed a motion with the Judicial Panel of Multidistrict Litigation to transfer and coordinate this action with all of the other recently filed section 10(b), section 12(a)(2) and ERISA suits. The Panel granted our motion on February 11, 2009, and this case is now pending in the U.S. District Court for the Southern District of New York for coordinated or consolidated pretrial proceedings. On February 13, 2009, the district court entered an order appointing Tennessee Consolidated Retirement System as lead plaintiff on behalf of purchasers of preferred stock, and appointing the Massachusetts Pension Reserves Investment Management Board and the Boston Retirement Board as lead plaintiffs on behalf of common stockholders. On January 8, 2009, Moore filed a joint motion with David Gwyer in the U.S. District Court for the District of Columbia to, among other things, consolidate this action with Gwyer II and for the appointment on an interim basis of co-lead counsel. The defendants filed a response on January 27, 2009 arguing that their motion was premature. On February 9, 2009, the U.S. District Court for the District of Columbia entered an order extending the time for defendants to respond to Ms. Moore’s complaint until April 14, 2009.

Gwyer v. Fannie Mae Compensation Committee, et al. (Gwyer II)

On November 25, 2008, David Gwyer filed a proposed class action complaint in the U.S. District Court for the District of Columbia against our Board of Directors’ Compensation Committee, our Benefits Plans Committee, and certain current and former Fannie Mae officers and directors. This case is based on ERISA. Plaintiff alleges that defendants, as fiduciaries of Fannie Mae’s Employee Stock Ownership Plan (“ESOP”), breached their duties to ESOP participants and beneficiaries with regards to the ESOP’s investment in Fannie Mae common stock when it was no longer prudent to continue to do so. Plaintiff purports to represent a class of participants and beneficiaries of the ESOP whose accounts invested in Fannie Mae common stock beginning April 17, 2007. The complaint alleges that the defendants breached purported fiduciary duties with respect to the ESOP. The plaintiff seeks unspecified damages, attorneys’ fees, and other fees and costs and injunctive and other equitable relief. On December 12, 2008, we filed notice of a potential tag-along action with the Judicial Panel on Multidistrict Litigation to transfer and coordinate this action with all of the other recently filed section 10(b), section 12(a)(2) and ERISA suits. On February 11, 2009, the Panel ruled on the underlying motion to transfer and consolidate, and on February 20, 2009, the Panel issued a conditional

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transfer order transferring this case to the U.S. District Court for the Southern District of New York and allowing the plaintiff until March 9, 2009 to file an opposition to the transfer. On January 8, 2009, Gwyer filed a joint motion with Mary P. Moore to, among other things, consolidate this action with Moore v. Fannie Mae, et al. and for the appointment on an interim basis of co-lead counsel. The defendants filed a response on January 27, 2009 arguing that their motion was premature. On February 9, 2009, the U.S. District Court for the District of Columbia entered an order extending the time for defendants to respond to Mr. Gwyer’s complaint until April 14, 2009.

Weber v. Mudd, et al.

On December 3, 2008, Kristen Weber filed a proposed class action complaint in the U.S. District Court for the Southern District of New York against certain current and former Fannie Mae officers and directors. This case is based on ERISA. Plaintiff alleges that the defendants, as fiduciaries of Fannie Mae’s ESOP, breached their duties to ESOP participants and beneficiaries with regards to the ESOP’s investment in Fannie Mae common stock when it was no longer prudent to continue to do so. Plaintiff purports to represent a class of participants and beneficiaries of the ESOP whose accounts invested in Fannie Mae common stock beginning November 9, 2007. The complaint alleges that the defendants breached purported fiduciary duties with respect to the ESOP. The plaintiff seeks unspecified damages, attorneys’ fees, and other fees and costs and injunctive and other equitable relief. On December 9, 2008, plaintiff voluntarily dismissed this action.

Antitrust Lawsuits

In re G-Fees Antitrust Litigation

Since January 18, 2005, we have been served with 11 proposed class action complaints filed by single-family borrowers that allege that we and Freddie Mac violated federal and state antitrust and consumer protection statutes by agreeing to artificially fix, raise, maintain or stabilize the price of our and Freddie Mac’s guaranty fees. The actions were consolidated in the U.S. District Court for the District of Columbia. Plaintiffs filed a consolidated amended complaint on August 5, 2005. Plaintiffs in the consolidated action seek to represent a class of consumers whose loans allegedly “contain a guarantee fee set by” us or Freddie Mac between January 1, 2001 and the present. The plaintiffs seek unspecified damages, treble damages, punitive damages, and declaratory and injunctive relief, as well as attorneys’ fees and costs.

We and Freddie Mac filed a motion to dismiss on October 11, 2005. On October 29, 2008, the court denied our motion to dismiss in part and granted it in part. On November 13, 2008, FHFA as conservator for both us and Freddie Mac, filed a motion to intervene and stay the case. On that day the Court entered an order granting FHFA’s motion to intervene and stayed the case until April 1, 2009.

Escrow Litigation

Casa Orlando Apartments, Ltd., et al. v. Federal National Mortgage Association (formerly known as Medlock Southwest Management Corp., et al. v. Federal National Mortgage Association)

A complaint was filed against us in the U.S. District Court for the Eastern District of Texas (Texarkana Division) on June 2, 2004, in which plaintiffs purport to represent a class of multifamily borrowers whose mortgages are insured under Sections 221(d)(3), 236 and other sections of the National Housing Act and are held or serviced by us. The complaint identified as a proposed class low- and moderate-income apartment building developers who maintained uninvested escrow accounts with us or our servicer. Plaintiffs Casa Orlando Apartments, Ltd., Jasper Housing Development Company and the Porkolab Family Trust No. 1 allege that we violated fiduciary obligations that they contend we owed to borrowers with respect to certain escrow accounts and that we were unjustly enriched. In particular, plaintiffs contend that, starting in 1969, we misused

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

these escrow funds and are therefore liable for any economic benefit we received from the use of these funds. The plaintiffs seek a return of any profits, with accrued interest, earned by us related to the escrow accounts at issue, as well as attorneys’ fees and costs. Our motions to dismiss and for summary judgment with respect to the statute of limitations were denied.

Plaintiffs filed an amended complaint on December 16, 2005. On January 3, 2006, plaintiffs filed a motion for class certification, which is fully briefed and remains pending.

Fees Litigation

Okrem v. Fannie Mae, et al.

A complaint was filed on January 2, 2009 against us, Washington Mutual, FSB, the law firm of Zucker, Goldberg & Ackerman and other unnamed parties in the U.S. District Court for the District of New Jersey, in which plaintiffs purport to represent a class of borrowers who had home loans that were foreclosed upon and were either held or serviced by Fannie Mae or Washington Mutual and were charged attorneys’ fees and other costs, which they contend were in excess of amounts actually incurred and/or in excess of the amount permitted by law. An amended complaint was filed on February 1, 2009, which made some technical amendments and substituted Washington Mutual Bank for Washington Mutual, FSB. Plaintiffs contend that the defendants were engaged in a scheme to overcharge defaulting borrowers of residential mortgages. The amended complaint contains claims under theories of breach of contract, negligence, breach of duty of good faith and fair dealing, unjust enrichment, unfair and deceptive acts or practices, violations of the New Jersey Consumer Fraud Act, violations of New Jersey state court rules, and violations of the New Jersey Truth-In-Consumer Contract, Warranty and Notice Act. The plaintiffs seek $15 million in damages as well as punitive, exemplary, enhanced and treble damages, restitution, disgorgement, certain equitable relief and their fees and costs.

Former Management Arbitration

Former CFO Arbitration

On July 8, 2008, our former Chief Financial Officer and Vice Chairman, J. Timothy Howard, initiated an arbitration proceeding against Fannie Mae before a Federal Arbitration, Inc. panelist. Mr. Howard claimed that he was entitled to salary continuation under his employment agreement because, in December 2004, he allegedly terminated his employment with Fannie Mae for “Good Reason,” as defined in his employment agreement, effective January 31, 2005. The parties stipulated that should Mr. Howard prevail on his salary continuation claim, the damages awarded on that claim would be approximately $1.7 million plus any interest deemed appropriate by the arbitrator under applicable law. We also reserved the discretion, in this arbitration, to pursue counterclaims against Mr. Howard growing out of Mr. Howard’s service as Chief Financial Officer and Vice Chairman of the company’s Board of Directors. Pursuant to Mr. Howard’s employment agreement, we advanced his reasonably incurred legal fees and expenses that resulted from the arbitration.

Discovery took place and, on November 18, 2008, an arbitration hearing was held. On December 11, 2008, the arbitrator ruled in favor of Mr. Howard, and awarded him the stipulated amount with interest from the date of the award. On January 23, 2009, Fannie Mae filed a counterclaim seeking recovery of Mr. Howard’s 2003 annual incentive plan bonus of approximately $1.2 million plus prejudgment interest. On February 5, 2009, the arbitrator issued an order granting Mr. Howard prejudgment interest on the award.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investigation by the Securities and Exchange Commission

On September 26, 2008, we received notice of an ongoing investigation into Fannie Mae by the SEC regarding certain accounting and disclosure matters. We are cooperating fully with this investigation. On January 8, 2009, the SEC issued a formal order of investigation.

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

Committee on Oversight and Government Reform Hearing

On October 20, 2008, we received a letter from Henry A. Waxman, Chairman of the Committee on Oversight and Government Reform of the House of Representatives of the Congress of the United States that the Committee had scheduled a hearing related to the financial conditions at Fannie Mae and Freddie Mac, the conservatorships and the GSEs’ roles in the ongoing financial crisis. The letter requested documents and information concerning, among other things, risk and risk assessments, losses, subprime and other loans, capital, and accounting issues. The Committee held its hearing on December 9, 2008.

Lease Commitments and Other Obligations

Certain premises and equipment are leased under agreements that expire at various dates through 2029, none of which are capital leases. Some of these leases provide for payment by the lessee of property taxes, insurance premiums, cost of maintenance and other costs. Rental expenses for operating leases were $50 million, $55 million and $42 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The following table displays the future minimum rental commitments as of December 31, 2008 for all non-cancelable operating leases.

As of December 31,
2008
(Dollars in millions)

2009	$40
2010	37
2011	37
2012	32
2013	20
Thereafter	47

Total	$213

As of December 31, 2008, we had commitments for the purchase of various services and for debt financing activities in the aggregate amount of $953 million.

22.	Selected Quarterly Financial Information (Unaudited)

The consolidated statements of operations for the quarterly periods in 2008 and 2007 are unaudited and in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of our consolidated statements of operations. The operating results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the 2008 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars and shares in millions,
		except per share amounts)

Interest income:
Trading securities	$1,737	$1,376	$1,416	$1,349
Available-for-sale securities	3,085	3,087	3,295	3,747
Mortgage loans	5,662	5,769	5,742	5,519
Other	458	232	310	339

Total interest income	10,942	10,464	10,763	10,954

Interest expense:
Short-term debt	2,561	1,687	1,680	1,887
Long-term debt	6,691	6,720	6,728	6,387

Total interest expense	9,252	8,407	8,408	8,274

Net interest income	1,690	2,057	2,355	2,680

Guaranty fee income	1,752	1,608	1,475	2,786
Trust management income	107	75	65	14
Investment losses, net	(111)	(883)	(1,624)	(4,602)
Fair value gains (losses), net	(4,377)	517	(3,947)	(12,322)
Debt extinguishment gains (losses), net	(145)	(36)	23	(64)
Losses from partnership investments	(141)	(195)	(587)	(631)
Fee and other income	227	225	164	156

Non-interest income (loss)	(2,688)	1,311	(4,431)	(14,663)

Administrative expenses:
Salaries and employee benefits	286	304	167	275
Professional services	136	114	139	140
Occupancy expenses	54	55	52	66
Other administrative expenses	36	39	43	73

Total administrative expenses	512	512	401	554
Minority interest in earnings (losses) of consolidated subsidiaries	—	3	(25)	1
Provision for credit losses	3,073	5,085	8,763	11,030
Foreclosed property expense	170	264	478	946
Other expenses	360	247	195	291

Total expenses	4,115	6,111	9,812	12,822

Loss before federal income taxes and extraordinary losses	(5,113)	(2,743)	(11,888)	(24,805)
Provision (benefit) for federal income taxes	(2,928)	(476)	17,011	142

Loss before extraordinary losses	(2,185)	(2,267)	(28,899)	(24,947)
Extraordinary losses, net of tax effect	(1)	(33)	(95)	(280)

Net loss	$(2,186)	$(2,300)	$(28,994)	$(25,227)

Preferred stock dividends and issuance costs at redemption	(322)	(303)	(419)	(25)

Net loss available to common stockholders	$(2,508)	$(2,603)	$(29,413)	$(25,252)

Basic loss per share:
Loss before extraordinary losses	$(2.57)	$(2.51)	$(12.96)	$(4.42)
Extraordinary loss, net of tax effect	—	(0.03)	(0.04)	(0.05)

Basic loss per share	$(2.57)	$(2.54)	$(13.00)	$(4.47)

Diluted loss per share:
Loss before extraordinary losses	$(2.57)	$(2.51)	$(12.96)	$(4.42)
Extraordinary losses, net of tax effect	—	(0.03)	(0.04)	(0.05)

Diluted loss per share	$(2.57)	$(2.54)	$(13.00)	$(4.47)

Cash dividends per common share	$0.35	$0.35	$0.05	$—
Weighted-average common shares outstanding:
Basic	975	1,025	2,262	5,652
Diluted	975	1,025	2,262	5,652

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the 2007 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars and shares in millions,
		except per share amounts)

Interest income:
Trading securities	$191	$387	$649	$824
Available-for-sale securities	5,212	5,001	4,929	4,300
Mortgage loans	5,385	5,625	5,572	5,636
Other	218	253	322	262

Total interest income	11,006	11,266	11,472	11,022

Interest expense:
Short-term debt	2,216	2,194	2,401	2,188
Long-term debt	7,596	7,879	8,013	7,698

Total interest expense	9,812	10,073	10,414	9,886

Net interest income	1,194	1,193	1,058	1,136

Guaranty fee income	1,098	1,120	1,232	1,621
Losses on certain guaranty contracts	(283)	(461)	(294)	(386)
Trust management income	164	150	146	128
Investment gains (losses), net	295	(93)	(159)	(910)
Fair value gains (losses), net	(566)	1,424	(2,082)	(3,444)
Debt extinguishment gains (losses), net	(7)	48	31	(119)
Losses from partnership investments	(165)	(215)	(147)	(478)
Fee and other income	277	257	217	214

Non-interest income (loss)	813	2,230	(1,056)	(3,374)

Administrative expenses:
Salaries and employee benefits	356	349	362	303
Professional services	246	216	192	197
Occupancy expenses	59	57	64	83
Other administrative expenses	37	38	42	68

Total administrative expenses	698	660	660	651
Minority interest in earnings (losses) of consolidated subsidiaries	1	—	(4)	(18)
Provision for credit losses	249	434	1,087	2,794
Foreclosed property expense	72	84	113	179
Other expenses	96	108	130	326

Total expenses	1,116	1,286	1,986	3,932

Income (loss) before federal income taxes and extraordinary gains (losses)	891	2,137	(1,984)	(6,170)
Provision (benefit) for federal income tax	(73)	187	(582)	(2,623)

Income (loss) before extraordinary gains (losses)	964	1,950	(1,402)	(3,547)
Extraordinary gains (losses), net of tax effect	(3)	(3)	3	(12)

Net income (loss)	$961	$1,947	$(1,399)	$(3,559)

Preferred stock dividends and issuance costs at redemption	(135)	(118)	(119)	(141)

Net income (loss) available to common stockholders	$826	$1,829	$(1,518)	$(3,700)

Basic earnings (loss) per share:
Earnings (loss) before extraordinary gains (losses)	$0.85	$1.88	$(1.56)	$(3.79)
Extraordinary gains (losses), net of tax effect	—	—	—	(0.01)

Basic earnings (loss) per share	$0.85	$1.88	$(1.56)	$(3.80)

Diluted earnings (loss) per share:
Earnings (loss) before extraordinary gains (losses)	$0.85	$1.86	$(1.56)	$(3.79)
Extraordinary gains (losses), net of tax effect	—	—	—	(0.01)

Diluted earnings (loss) per share	$0.85	$1.86	$(1.56)	$(3.80)

Cash dividends per common share	$0.40	$0.50	$0.50	$0.50
Weighted-average common shares outstanding:
Basic	973	973	974	974
Diluted	974	1,001	974	974

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

23.	Subsequent Events

Homeowner Affordability and Stability Plan

On February 18, 2009, the Obama Administration announced a Homeowner Affordability and Stability Plan (“HASP”). We will play a role in administering the HASP on behalf of Treasury. Under the plan, we will work with our servicers to offer certain borrowers loan modifications that reduce their monthly payments of principal and interest on their mortgages. The HASP modification program includes incentives to servicers, mortgage holders and borrowers to modify loans in an effort to bring them to affordable levels and prevent foreclosures. In addition, under HASP, we will launch a streamlined refinancing program that will allow borrowers with current loan-to-value ratios up to 105% to refinance their loans to a lower rate without obtaining new mortgage insurance. Due to the unprecedented nature of these programs, it is difficult for us to predict the full extent of our activities under the program and how those will impact us, the response rates we will experience, or the costs that we will incur. However, to the extent that our servicers and borrowers participate in these programs in large numbers, it is likely that the costs we incur associated with the modifications of loans in our guaranty book of business, as well as the borrower and servicer incentive fees associated with them, will be substantial, and these programs would therefore likely have a material adverse effect on our business, results of operations, financial condition and net worth.

Announced Amendments to Treasury Senior Preferred Stock Purchase Agreement

On February 18, 2009, Treasury announced that it is amending the senior preferred stock purchase agreement with us to (1) increase its funding commitment from $100.0 billion to $200.0 billion, and (2) increase the size of our mortgage portfolio allowed under the agreement by $50.0 billion to $900.0 billion, with a corresponding increase in the allowable debt outstanding. As of February 26, 2009, an amended agreement had not been executed.

LE050